Form 10-Q
period 2014-03-31
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2014-05-07
CIK 1411579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of shares Outstanding as of April 18, 2014
Class A common stock Class B common stock	21,563,274 75,826,927

AMC ENTERTAINMENT HOLDINGS, INC.

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended
	March 31, 2014	March 31, 2013
	(unaudited)
Revenues
Admissions	$409,020	$382,884
Food and beverage	181,764	167,937
Other theatre	31,974	26,981

Total revenues	622,758	577,802

Operating costs and expenses
Film exhibition costs	212,100	191,324
Food and beverage costs	25,123	23,198
Operating expense	179,693	164,210
Rent	114,944	113,806
General and administrative:
Merger, acquisition and transaction costs	362	947
Other	18,220	16,313
Depreciation and amortization	54,777	48,462

Operating costs and expenses	605,219	558,260

Operating income	17,539	19,542
Other expense (income)
Other income	(4,229)	—
Interest expense:
Corporate borrowings	29,658	33,173
Capital and financing lease obligations	2,525	2,671
Equity in (earnings) losses of non-consolidated entities	5,384	(546)
Investment income	(7,857)	(3,619)

Total other expense	25,481	31,679

Loss from continuing operations before income taxes	(7,942)	(12,137)
Income tax provision (benefit)	(3,100)	3,100

Loss from continuing operations	(4,842)	(15,237)
Gain from discontinued operations, net of income taxes	334	4,979

Net loss	$(4,508)	$(10,258)

Basic earnings (loss) per share:
Loss from continuing operations	$(0.05)	$(0.20)
Earnings from discontinued operations	—	0.07

Basic loss per share	$(0.05)	$(0.13)

Average shares outstanding-Basic	97,390.09	76,000.03
Diluted earnings (loss) per share:
Loss from continuing operations	$(0.05)	$(0.20)
Earnings from discontinued operations	—	0.07

Diluted loss per share	$(0.05)	$(0.13)

Average shares outstanding-Diluted	97,390.09	76,000.03

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended
	March 31, 2014	March 31, 2013
	(unaudited)
Net loss	$(4,508)	$(10,258)
Foreign currency translation adjustment, net of tax	166	1,634
Pension and other benefit adjustments:
Amortization of net gain included in net periodic benefit costs, net of tax	(211)	(19)
Amortization of prior service credit included in net periodic benefit costs, net of tax	(254)	—
Unrealized gain on marketable securities:
Unrealized holding gains arising during the period, net of tax	2,019	2,354
Less: reclassification adjustment for gains included in investment income, net of tax	(4)	(8)
Unrealized gain from equity method investees' cash flow hedge:
Unrealized holding gain (loss) arising during the period, net of tax	(32)	293
Holding losses reclassified to equity in earnings of non-consolidated entities, net of tax	131	—

Other comprehensive income	1,815	4,254

Total comprehensive loss	$(2,693)	$(6,004)

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$353,277	$546,454
Receivables, net	53,316	106,148
Deferred tax asset	111,827	110,097
Other current assets	83,066	80,824

Total current assets	601,486	843,523
Property, net	1,192,034	1,179,754
Intangible assets, net	232,118	234,319
Goodwill	2,289,800	2,289,800
Deferred tax asset	96,824	96,824
Other long-term assets	400,766	402,504

Total assets	$4,813,028	$5,046,724

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$223,984	$268,163
Accrued expenses and other liabilities	135,742	170,920
Deferred revenues and income	169,881	202,833
Current maturities of corporate borrowings and capital and financing lease obligations	24,201	16,080

Total current liabilities	553,808	657,996
Corporate borrowings	1,932,130	2,069,672
Capital and financing lease obligations	107,391	109,258
Exhibitor services agreement	328,259	329,913
Other long-term liabilities	378,837	370,946

Total liabilities	3,300,425	3,537,785

Commitments and contingencies
Class A common stock (temporary equity) ($.01 par value, 173,150 shares issued and 140,466 shares outstanding as of March 31, 2014 and December 31, 2013)	1,469	1,469

Stockholders' equity:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 21,422,808 shares issued and outstanding as of March 31, 2014; 21,412,804 shares issued and outstanding as of December 31, 2013)	214	214
Class B common stock ($.01 par value, 75,826,927 shares authorized; 75,826,927 shares issued and outstanding as of March 31, 2014 and December 31, 2013)	758	758
Additional paid-in capital	1,167,509	1,161,152
Treasury stock, 32,684 shares at cost	(588)	(588)
Accumulated other comprehensive income	26,019	24,204
Accumulated earnings	317,222	321,730

Total stockholders' equity	1,511,134	1,507,470

Total liabilities and stockholders' equity	$4,813,028	$5,046,724

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31, 2014	March 31, 2013
	(unaudited)
Cash flows from operating activities:
Net loss	$(4,508)	$(10,258)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	54,777	48,462
Gain on extinguishment of debt	(4,383)	—
Deferred income taxes	(2,890)	2,800
Theatre and other closure expense	1,365	1,438
Gain on dispositions	(460)	(4,991)
Stock-based compensation	6,357	—
Equity in earnings and losses from non-consolidated entities, net of distributions	14,165	5,828
Landlord contributions	11,294	—
Change in assets and liabilities:
Receivables	45,241	41,325
Other assets	(2,244)	(2,498)
Accounts payable	(51,710)	(4,897)
Accrued expenses and other liabilities	(76,595)	(38,504)
Other, net	8,016	(2,823)

Net cash provided by (used in) operating activities	(1,575)	35,882

Cash flows from investing activities:
Capital expenditures	(55,599)	(39,350)
Investments in non-consolidated entities, net	(721)	(2,671)
Acquisition of Rave theatres	—	(315)
Proceeds (payments) from the disposition of long-term assets	(128)	4,991
Other, net	(1,783)	(956)

Net cash used in investing activities	(58,231)	(38,301)

Cash flows from financing activities:
Proceeds from issuance of Senior Subordinated Notes due 2022	375,000	—
Repurchase of Senior Subordinated Notes due 2019	(496,903)	—
Payment of initial public offering costs	(281)	—
Deferred financing costs	(7,568)	(175)
Principal payments under capital and financing lease obligations	(1,672)	(1,511)
Principal payments under Term Loan	(1,938)	(2,001)
Payment of construction payables	—	(20,541)

Net cash used in financing activities	(133,362)	(24,228)
Effect of exchange rate changes on cash and equivalents	(9)	(48)

Net decrease in cash and equivalents	(193,177)	(26,695)
Cash and equivalents at beginning of period	546,454	133,071

Cash and equivalents at end of period	$353,277	$106,376

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

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

        Initial Public Offering of Holdings:    On December 23, 2013, Holdings completed its initial public offering ("IPO") of 18,421,053 shares of Class A common stock at a price of $18.00 per share. In connection with the IPO, the underwriters exercised in full their option to purchase an additional 2,631,579 shares of Class A common stock. As a result, the total IPO size was 21,052,632 shares of Class A common stock and the net proceeds to Holdings were $355,299,000 after deducting underwriting discounts and commissions and offering expenses. During the three months ended March 31, 2014, the Company paid the remaining $281,000 in accrued offering expenses. The net IPO proceeds of $355,299,000 were contributed by Holdings to AMCE on December 23, 2013.

        As of March 31, 2014, Dalian Wanda Group Co., Ltd. ("Wanda"), owns approximately 77.86% of Holdings' outstanding common stock and 91.34% of the combined voting power of Holdings' outstanding common stock and has the power to control Holdings' affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), the entering into of mergers, sales of substantially all of the Company's assets and other extraordinary transactions.

        Wanda Merger:    Prior to the IPO, Wanda acquired Holdings, on August 30, 2012, through a merger between Holdings and Wanda Film Exhibition Co. Ltd. ("Merger Subsidiary"), a wholly owned indirect subsidiary of Wanda, whereby Merger Subsidiary merged with and into Holdings with Holdings continuing as the surviving corporation and as a then wholly owned indirect subsidiary of Wanda (the "Merger").

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

        Principles of Consolidation:    The consolidated financial statements include the accounts of Holdings and all subsidiaries, as discussed above. All significant intercompany balances and transactions have been eliminated in consolidation. There are no noncontrolling (minority) interests in the Company's consolidated subsidiaries; consequently, all of its stockholders' equity, net earnings (loss) and comprehensive income (loss) for the periods presented are attributable to controlling interests.

        Discontinued Operations:    The results of operations for the Company's discontinued operations have been eliminated from the Company's continuing operations and classified as discontinued operations for each period presented within the Company's Consolidated Statements of Operations.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

NOTE 1—BASIS OF PRESENTATION (Continued)

During the three months ended March 31, 2013, the Company received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada. The sales price adjustment was related to tax attributes of the theatres sold in Canada, which were not determinable or probable of collection at the date of the sale. The Company completed its tax returns for periods prior to the date of sale during the nine months ended September 30, 2013, at which time the buyer was able to determine amounts due pursuant to the sales price adjustment and remit payment to the Company. The Company recorded the additional gain on sale following the guidance for gain contingencies in ASC 450-30-25-1 when the gains were realizable.

        Policy for Consolidated Statements of Cash Flows:    The Company considers the amount recorded for corporate borrowings issued or acquired at a premium above the stated principal balance to be part of the amount borrowed and classifies the related cash inflows and outflows up to but not exceeding the borrowed amount as financing activities in its Consolidated Statements of Cash Flows. For amounts borrowed in excess of the stated principal amount, a portion of the semi-annual coupon payment is considered to be a repayment of the amount borrowed and the remaining portion of the semi-annual coupon payment is an interest payment flowing through operating activities based on the level yield to maturity of the debt.

        Other Income:    The following table sets forth the components of other income:

	Three Months Ended
(In thousands)	March 31, 2014	March 31, 2013
Gain on redemption of 9.75% Senior Fixed Rate Notes due 2019	$(4,383)	$—
Other expense	154	—

Other income	$(4,229)	$—

NOTE 2—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the Consolidated Balance Sheets in other long-term assets. Investments in non-consolidated affiliates as of March 31, 2014, include a 14.97% interest in National CineMedia, LLC ("NCM"), a 32% interest in AC JV, LLC, owner of Fathom Events, a 50% interest in two U.S. motion picture theatres and one IMAX screen, a 29% interest in Digital Cinema Implementation Partners, LLC ("DCIP"), and a 50% interest in Open Road Releasing, LLC, operator of Open Road Films, LLC ("Open Road Films"). Indebtedness held by equity method investees is non-recourse to the Company.

        RealD Inc. Common Stock.    The Company holds an investment in RealD Inc. common stock, which is accounted for as an equity security, available for sale, and is recorded in the Consolidated Balance Sheets in other long-term assets at fair value (Level 1).

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

NOTE 2—INVESTMENTS (Continued)

Equity in Earnings (Losses) of Non-Consolidated Entities

        Condensed financial information of the Company's non-consolidated equity method investments for the three months ended March 31, 2014 and March 31, 2013 is shown below:

	Three Months Ended March 31, 2014
(In thousands)	DCIP	Open Road Films	NCM	Other	Total
Revenues	$42,688	$41,638	$70,200	$11,870	$166,396
Operating costs and expenses	37,160	59,018	73,000	11,807	180,985

Net earnings (loss)	$5,528	$(17,380)	$(2,800)	$63	$(14,589)

	Three Months Ended March 31, 2013
(In thousands)	DCIP	Open Road Films	NCM	Other	Total
Revenues	$43,055	$65,177	$82,200	$2,866	$193,298
Operating costs and expenses	31,247	72,855	76,600	3,537	184,239

Net earnings (loss)	$11,808	$(7,678)	$5,600	$(671)	$9,059

        The components of the Company's recorded equity in earnings (losses) of non-consolidated entities are as follows:

	Three Months Ended
(In thousands)	March 31, 2014	March 31, 2013
Digital Cinema Implementation Partners, LLC	$3,647	$3,782
Open Road Releasing, LLC	(8,080)	(3,219)
National CineMedia, LLC	(1,120)	122
Other	169	(139)

The Company's recorded equity in earnings (losses)	$(5,384)	$546

        DCIP Transactions.    The Company will make capital contributions to DCIP for projector and installation costs in excess of an agreed upon cap ($68,000 per system for digital conversions and $44,000 for new build locations). The Company pays equipment rent monthly and records the equipment rental expense on a straight-line basis over 12 years. The difference between the cash rent and straight-line rent is recorded to deferred rent, a long-term liability account.

        The Company recorded the following transactions with DCIP:

(In thousands)	March 31, 2014	December 31, 2013
Due from DCIP for equipment purchases	$1,024	$663
Deferred rent liability for digital projectors	9,260	7,747

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

NOTE 2—INVESTMENTS (Continued)

	Three Months Ended
(In thousands)	March 31, 2014	March 31, 2013
Digital equipment rental expense (continuing operations)	$2,917	$2,707

        Open Road Films Transactions.    During the three months ended March 31, 2014 and 2013, the Company suspended equity method accounting for its investment in Open Road Films when the negative investment in Open Road Films reached the Company's capital commitment of $10,000,000.

        The Company recorded the following transactions with Open Road Films:

(In thousands)	March 31, 2014	December 31, 2013
Due from Open Road Films	$846	$2,658
Film rent payable to Open Road Films	1,462	1,959

	Three Months Ended
(In thousands)	March 31, 2014	March 31, 2013
Gross film exhibition cost on Open Road Films	$5,700	$7,000

        NCM Transactions.    As of March 31, 2014, the Company owns 19,194,501 common membership units, or a 14.97% interest, in NCM. The estimated fair market value of the units in NCM was approximately $287,918,000, based on the publically quoted price per share of NCM, Inc. on March 31, 2014 of $15.00 per share.

        The Company recorded the following transactions with NCM:

(In thousands)	March 31, 2014	December 31, 2013
Due from NCM for on-screen advertising revenue	$1,991	$2,266
Due to NCM for Exhibitor Services Agreement	1,418	2,429

	Three Months Ended
(In thousands)	March 31, 2014	March 31, 2013
Net NCM screen advertising revenues	$8,628	$8,077
NCM beverage advertising expense	2,909	2,948

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

NOTE 2—INVESTMENTS (Continued)

        The Company recorded the following changes in the carrying amount of its investment in NCM and equity in earnings of NCM during the three months ended March 31, 2014:

(In thousands)	Investment in NCM(1)	Exhibitor Services Agreement(2)	Other Comprehensive (Income)	Cash Received (Paid)	Equity in Loss	Advertising (Revenue)
Ending balance December 31, 2013	$272,407	$(329,913)	$(2,282)
Receipt of common units(3)	2,137	(2,137)	—
Receipt of excess cash distributions	(8,678)	—	—	$8,678	$—	$—
Amortization of deferred revenue	—	3,791	—	—	—	(3,791)
Unrealized gain from cash flow hedge	375	—	(375)	—	—	—
Equity in loss(4)	(336)	—	—	—	336	—
Equity in loss from amortization of basis difference(5)	(784)	—	—	—	784	—

For the period ended or balance as of March 31, 2014	$265,121	$(328,259)	$(2,657)	$8,678	$1,120	$(3,791)

(1)
As of the date of the Merger, August 30, 2012, the Company's investment in NCM consisted of a single investment tranche (Tranche 1 Investment) consisting of 17,323,782 membership units recorded at fair value (Level 1). Subsequent membership units received as provided under the Common Unit Adjustment Agreement dated as of February 13, 2007, are recorded in a separate tranche, (Tranche 2 Investments).

(2)
Represents the unamortized portion of the Exhibitor Services Agreement ("ESA") with NCM. Such amounts are being amortized to other theatre revenues over the remainder of the 30 year term of the ESA ending in 2036, using a units-of-revenue method, as described in ASC 470-10-35 (formerly EITF 88-18, Sales of Future Revenues).

(3)
In March 2014, the Company received 141,731 membership units recorded at a fair value of $15.08 per unit with a corresponding credit to the ESA.

(4)
Represents percentage of ownership equity in loss on both Tranche 1 and Tranche 2 Investments.

(5)
Certain differences between the Company's carrying value and the Company's share of NCM's membership equity have been identified and are amortized to equity in earnings over the respective lives of the assets and liabilities.

        During the three months ended March 31, 2014 and 2013, the Company received payments of $8,045,000 and $3,677,000, respectively, related to the NCM tax receivable agreement. The receipts are recorded in investment income net of related amortization for the NCM tax receivable agreement intangible asset.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

NOTE 3—CORPORATE BORROWINGS

        A summary of the carrying value of corporate borrowings and capital and financing lease obligations is as follows:

(In thousands)	March 31, 2014	December 31, 2013
Senior Secured Credit Facility-Term Loan due 2020 (3.50% as of March 31, 2014)	$765,630	$767,502
5% Promissory Note payable to NCM due 2019	8,333	8,333
8.75% Senior Fixed Rate Notes due 2019	146,431	647,666
9.75% Senior Subordinated Notes due 2020	653,801	655,310
5.875% Senior Subordinated Notes due 2022	375,000	—
Capital and financing lease obligations, 8.25% - 11%	114,527	116,199

	2,063,722	2,195,010
Less: current maturities	(24,201)	(16,080)

	$2,039,521	$2,178,930

AMCE's Notes due 2019

        On January 15, 2014, AMCE launched a cash tender offer and consent solicitation for any and all of its outstanding 8.75% Senior Fixed Rate Notes due 2019 ("Notes due 2019") at a purchase price of $1,038.75 plus a $30.00 consent fee for each $1,000 principal amount of Notes due 2019 validly tendered and accepted by AMCE on or before the consent payment deadline on January 29, 2014 at 5:00 p.m. New York City time (the "Consent Date"). Holders of $463,950,000, or approximately 77.33%, of the Notes due 2019 validly tendered (or defective tender waived by AMCE) and did not withdraw their Notes due 2019 prior to the expiration of the Consent Date. An additional $14,000 of Notes due 2019 was tendered from the Consent Date to the expiration date of the tender offer. The consents received exceeded the amount needed to approve the proposed amendments to the indenture under which the Notes due 2019 were issued. On February 7, 2014, AMCE amended the indenture governing the Notes due 2019 to eliminate substantially all of the restrictive covenants and certain events of default and other related provisions. On February 7, 2014, AMCE accepted for purchase $463,950,000 aggregate principal amount, plus accrued and unpaid interest of the Notes due 2019, at a purchase price of $1,038.75 plus a $30.00 consent fee for each $1,000 principal amount of Notes due 2019 validly tendered (or defective tender waived by AMCE), and, on February 14, 2014, AMCE accepted for purchase the additional $14,000 of Notes due 2019 tendered after the Consent Date, plus accrued and unpaid interest, at a purchase price of $1,038.75 for each $1,000 principal amount of Notes due 2019 validly tendered. The Company recorded a gain on extinguishment related to the cash tender offer and redemption of the Notes due 2019 of approximately $4,383,000 in other income, partially offset by other expenses of $154,000 during the three months ended March 31, 2014.

AMCE's Notes due 2022

        On February 7, 2014, AMCE completed an offering of $375,000,000 aggregate principal amount of its Senior Subordinated Notes due 2022 (the "Notes due 2022") in a private offering. The Notes due

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

NOTE 3—CORPORATE BORROWINGS (Continued)

2022 mature on February 15, 2022. AMCE will pay interest on the Notes due 2022 at 5.875% per annum, semi-annually in arrears on February 15th and August 15th, commencing on August 15, 2014. AMCE may redeem some or all of the Notes due 2022 at any time on or after February 15, 2017 at 104.406% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 15, 2020, plus accrued and unpaid interest to the redemption date. Prior to February 15, 2017, AMCE may redeem the Notes due 2022 at par plus a make-whole premium. AMCE used the net proceeds from the Notes due 2022 private offering, together with a portion of the net proceeds from the IPO, to pay the consideration and consent payments for the tender offer for the Notes due 2019, plus any accrued and unpaid interest and related transaction fees and expenses.

        The Notes due 2022 are general unsecured senior subordinated obligations of AMCE and are fully and unconditionally guaranteed on a joint and several unsecured senior subordinated basis by all of its existing and future domestic restricted subsidiaries that guarantee its other indebtedness. The Notes due 2022 are not guaranteed by Holdings.

        The indenture governing the Notes due 2022 contains covenants limiting other indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets.

        On February 7, 2014, in connection with the issuance of the Notes due 2022, AMCE entered into a registration rights agreement. Subject to the terms of the registration rights agreement, AMCE filed a registration statement on April 1, 2014 pursuant to the Securities Act of 1933, as amended, relating to an offer to exchange the original Notes due 2022 for exchange Notes due 2022 registered pursuant to an effective registration statement; the registration statement was declared effective on April 9, 2014, and AMCE commenced the exchange offer. The exchange notes will have terms substantially identical to the original notes except that the exchange notes will not contain terms with respect to transfer restrictions and registration rights and additional interest payable for the failure to consummate the exchange offer within 210 days after the issue date. The exchange offer will expire at 5:00 p.m., New York City time, on May 9, 2014, unless extended.

Financial Covenants

        Each indenture relating to AMCE's notes (Notes due 2022 and 9.75% Senior Subordinated Notes due 2020 (the "Notes due 2020")) allows it to incur specified permitted indebtedness (as defined therein) without restriction. Each indenture also allows AMCE to incur any amount of additional debt as long as it can satisfy the coverage ratio of each indenture, after giving effect to the event on a pro forma basis. Under the indenture for the Notes due 2020 (AMCE's most restrictive indenture), at March 31, 2014 AMCE could borrow approximately $1,746,400,000 (assuming an interest rate of 6.0% per annum on the additional indebtedness) in addition to specified permitted indebtedness. If AMCE cannot satisfy the coverage ratios of the indentures, generally it can borrow an additional amount under its Senior Secured Credit Facility. The indentures also contain restrictions on AMCE's ability to make distributions to Holdings. Under the most restrictive provision set forth in the note indenture for the Notes due 2020, as of March 31, 2014, the amount of loans and dividends which AMCE could make to Holdings could not exceed approximately $578,397,000 in the aggregate.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

NOTE 3—CORPORATE BORROWINGS (Continued)

        As of March 31, 2014, AMCE was in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2020, and the Notes due 2022.

NOTE 4—STOCKHOLDERS' EQUITY

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

        The rights of the holders of Holdings' Class A common stock and Holdings' Class B common stock are identical, except with respect to voting and conversion applicable to the Class B common stock. Holders of Holdings' Class A common stock are entitled to one vote per share and holders of Holdings' Class B common stock are entitled to three votes per share. Holders of Class A common stock and Class B common stock will share ratably (based on the number of shares of common stock held) in any dividend declared by its board of directors, subject to any preferential rights of any outstanding preferred stock. The Class A common stock is not convertible into any other shares of Holdings' capital stock. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. In addition, each share of Class B common stock shall convert automatically into one share of Class A common stock upon any transfer, whether or not for value, except for certain transfers described in Holdings' certificate of incorporation.

Temporary Equity

        Certain members of management have the right to require Holdings to purchase the Class A common stock held by them under certain limited circumstances pursuant to the terms of a stockholders agreement. Beginning on January 1, 2016 (or upon the termination of a management stockholder's employment by the Company without cause, by the management stockholder for good reason, or due to the management stockholder's death or disability) management shareholders will have the right, in limited circumstances, to require Holdings to purchase shares that are not fully and freely tradeable at a price equal to the price per share paid by such management shareholder with appropriate adjustments for any subsequent events such as dividends, splits, or combinations. The share of Class A common stock, subject to the stockholder agreement, is classified as temporary equity, apart from permanent equity, as a result of the contingent redemption feature contained in the stockholder agreement. The Company determined the amount reflected in temporary equity for the Class A common stock based on the price paid per share by the management shareholders and Wanda at the date of the Merger.

Stock-Based Compensation

        Holdings adopted a stock-based compensation plan in December of 2013.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

NOTE 4—STOCKHOLDERS' EQUITY (Continued)

        The Company has recorded stock-based compensation expense of $6,357,000 and $0 within general and administrative: other during the three months ended March 31, 2014 and the three months ended March 31, 2013, respectively. The Company's financial statements reflect an increase to additional paid-in capital related to stock-based compensation of $6,357,000 during the three months ended March 31, 2014. As of March 31, 2014, there was approximately $3,693,000 of total estimated unrecognized compensation cost, assuming attainment of the performance target at 100%, related to stock-based compensation arrangements expected to be recognized during the remainder of calendar 2014.

2013 Equity Incentive Plan

        The 2013 Equity Incentive Plan provides for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units, stock awards, and cash performance awards. The maximum number of shares of Holdings' common stock available for delivery pursuant to awards granted under the 2013 Equity Incentive Plan is 9,474,000 shares. At March 31, 2014, the aggregate number of shares of Holdings' common stock remaining available for grant was 8,615,792 shares.

Awards Granted in 2014

        Holdings' Board of Directors approved awards of stock, restricted stock units ("RSUs"), and performance stock units ("PSUs") granted on January 2, 2014, to certain of the Company's employees and directors under the 2013 Equity Incentive Plan. The fair value of the stock at the grant date was $20.18 per share and was based on the closing price of Holdings' stock. The award agreements generally had the following features:

  •
  Stock Award Agreement:  On January 2, 2014, two independent members of Holdings' Board of Directors were granted an award of 5,002 fully vested shares of Class A common stock each, for a total award of 10,004 shares. The Company recognized approximately $202,000 of expense during the three months March 31, 2014, in connection with these share grants.

  •
  Restricted Stock Unit Award Agreement:  On January 2, 2014, RSU awards of 115,375 units were granted to certain members of management. Each RSU represents the right to receive one share of Class A common stock at a future date. The RSUs are fully vested at the date of grant and will be settled on the third anniversary of the date of grant. Under certain termination scenarios defined in the award agreement, the RSUs may be settled within 60 days following termination of service. Participants will receive dividend equivalents equal to the amount paid in respect to the shares of Class A common stock underlying the RSUs. The Company recognized approximately $2,328,000 of expense in general and administrative: other expense during the three months ended March 31, 2014, in connection with these fully vested awards.

    On January 2, 2014, RSU awards of 128,641 units were granted to certain executive officers. The RSUs will be forfeited if Holdings does not achieve a specified cash flow from operating activities target for the twelve months ended December 31, 2014. These awards do not contain a service condition. Participants will receive dividend equivalents from the date of grant, if the

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

NOTE 4—STOCKHOLDERS' EQUITY (Continued)

    shares are not forfeited, equal to the amount paid in respect to the shares of Class A common stock underlying the RSUs. The grant date fair value was $2,596,000. The Company recognized expense for these awards of $2,596,000, in general and administrative: other expense, during the three months ended March 31, 2014, based on current estimates that the performance condition is expected to be achieved.

  •
  Performance Stock Unit Award Agreement:  On January 2, 2014, PSU awards were granted to certain members of management and executive officers, with both a free cash flow performance target condition and a 1 year service condition, ending on December 31, 2014. The PSUs will vest ratably based on a scale ranging from 80% to 120% of the performance target with the vested amount ranging from 30% to 150%. If the performance target is met at 100%, the total PSU award will be 244,016 units. No PSUs will vest if Holdings does not achieve the free cash flow minimum performance target or the participant's service does not continue through the last day of the performance period, during the twelve months ended December 31, 2014. The vested PSUs will be settled on the third anniversary of the date of grant. Under certain termination scenarios defined in the award agreement, the vested PSUs may be settled within 60 days following termination of service. Participants will accrue dividend equivalents from the date of grant to be paid upon vesting and will receive dividend equivalents after vesting, equal to the amount paid in respect to the shares of Class A common stock underlying the PSUs. Assuming attainment of the performance target at 100%, the Company will recognize expense for these awards of approximately $4,924,000 in general and administrative: other expense over the performance and vesting period during the twelve months ended December 31, 2014. The Company recognized $1,231,000 of expense in general and administrative: other expense during the three months ended March 31, 2014, based on current estimates that the target performance condition is expected to be achieved at 100%.

        The following table represents the RSU and PSU activity for the three months ended March 31, 2014:

	Shares of RSU and PSU	Weighted Average Grant Date Fair Value
Beginning balance at January 1, 2014	—	$—
Granted(1)	488,032	20.18
Vested	(115,375)	20.18
Forfeited	—	—

Nonvested at March 31, 2014	372,657	$20.18

(1)
The number of shares granted under the PSU award, assumes Holdings will attain a performance target of 100%. The PSUs will vest ratably based on a scale ranging from 80% to 120% of the performance target with the vested amount ranging from 30% to 150%.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

NOTE 5—INCOME TAXES

        The Company's effective income tax rate is based on expected income, statutory rates and tax planning opportunities available in the various jurisdictions in which it operates. For interim financial reporting, the Company estimates the annual income tax rate based on projected taxable income for the full year and records a quarterly income tax provision or benefit in accordance with the anticipated annual rate. The Company refines the estimates of the year's taxable income as new information becomes available, including actual year-to-date financial results. This continual estimation process often results in a change to the expected effective income tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected income tax rate. Significant judgment is required in determining the effective tax rate and in evaluating tax positions.

        The effective tax rate from continuing operations for the three months ended March 31, 2014 and 2013 was 39.0% and (25.5)%, respectively. The Company's tax rate for the three months ended March 31, 2014 differs from the statutory tax rate primarily due to state income taxes. The Company's tax rates for the three months ended March 31, 2013 differ from the statutory tax rate primarily due to the state income taxes and the inability to recognize an associated deferred tax benefit, due to the Company's assessment that the realization of its deferred tax assets was unlikely. The Company released its valuation allowance against its deferred tax assets at December 31, 2013. The Company believes that the effective tax rate for the three months ended March 31, 2014 and future periods will more closely reflect the statutory tax rate.

NOTE 6—FAIR VALUE MEASUREMENTS

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

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

        Recurring Fair Value Measurements.    The following table summarizes the fair value hierarchy of the Company's financial assets carried at fair value on a recurring basis as of March 31, 2014:

		Fair Value Measurements at March 31, 2014 Using
(In thousands)	Total Carrying Value at March 31, 2014	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Other long-term assets:
Money Market Mutual Funds	$186	$186	$—	$—
Equity securities, available-for-sale:
RealD Inc. Common Stock	13,658	13,658	—	—
Mutual Fund Large U.S. Equity	2,835	2,835	—	—
Mutual Fund Small/Mid U.S. Equity	1,345	1,345	—	—
Mutual Fund International	744	744	—	—
Mutual Fund Balance	754	754	—	—
Mutual Fund Fixed Income	462	462	—	—

Total assets at fair value	$19,984	$19,984	$—	$—

        Valuation Techniques.    The Company's money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The equity securities, available-for-sale, primarily consist of common stock and mutual funds invested in equity, fixed income, and international funds and are measured at fair value using quoted market prices. See Note 8—Accumulated Other Comprehensive Income for the unrealized gain on the equity securities recorded in accumulated other comprehensive income.

        Other Fair Value Measurement Disclosures.    The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at March 31, 2014 Using
(In thousands)	Total Carrying Value at March 31, 2014	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current Maturities of Corporate Borrowings	$17,065	$—	$15,966	$1,389
Corporate Borrowings	1,932,130	—	1,966,200	6,944

        Valuation Technique.    Quoted market prices and observable market based inputs were used to estimate fair value for Level 2 inputs. The Level 3 fair value measurement represents the transaction price of the corporate borrowings under market conditions.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

NOTE 7—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        A rollforward of reserves for theatre and other closure and disposition of assets is as follows:

	Three Months Ended
(In thousands)	March 31, 2014	March 31, 2013
Beginning balance	$55,163	$61,344
Theatre and other closure expense	1,365	1,438
Transfer of assets and liabilities	9	—
Foreign currency translation adjustment	(247)	(1,087)
Cash payments	(2,673)	(2,832)

Ending balance	$53,617	$58,863

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

        The Company recognized theatre and other closure expense of $1,365,000 and $1,438,000, during the three months ended March 31, 2014 and March 31, 2013, respectively. Theatre and other closure expense was primarily due to accretion on previously closed properties with remaining lease obligations.

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE INCOME

        The following tables present the changes in accumulated other comprehensive income by component:

(In thousands)	Foreign Currency	Pension and Other Benefits (recorded in G&A: Other)	Unrealized Gains on Marketable Securities (Recorded in Investment income)	Unrealized Gain from Equity Method Investees' Cash Flow Hedge (recorded in equity in (earnings) losses of non-consolidated entities)	Total
Balance, December 31, 2013	$(351)	$20,967	$1,216	$2,372	$24,204

Other comprehensive income (loss) before reclassifications	166	—	2,019	(32)	2,153
Amounts reclassified from accumulated other comprehensive income	—	(465)	(4)	131	(338)

Net other comprehensive income (loss)	166	(465)	2,015	99	1,815

Balance, March 31, 2014	$(185)	$20,502	$3,231	$2,471	$26,019

Allocated tax (expense) benefit 2014	$(106)	$297	$(1,288)	$(63)	$(1,160)

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

(In thousands)	Foreign Currency	Pension and Other Benefits (recorded in G&A: Other)	Unrealized Gains on Marketable Securities (Recorded in Investment income)	Unrealized Gain from Equity Method Investees' Cash Flow Hedge (recorded in equity in (earnings) losses of non-consolidated entities)	Total
Balance, December 31, 2012	$(530)	$7,264	$1,913	$797	$9,444

Other comprehensive income before reclassifications	1,634	—	2,354	293	4,281
Amounts reclassified from accumulated other comprehensive income	—	(19)	(8)	—	(27)

Net other comprehensive income (loss)	1,634	(19)	2,346	293	4,254

Balance, March 31, 2013	$1,104	$7,245	$4,259	$1,090	$13,698

Allocated tax expense 2013	$—	$—	$—	$—	$—

NOTE 9—EMPLOYEE BENEFIT PLANS

        The Company sponsors frozen non-contributory qualified and non-qualified defined benefit pension plans generally covering all employees who, prior to the freeze, were age 21 or older and had completed at least 1,000 hours of service in their first twelve months of employment, or in a calendar year ending thereafter, and who were not covered by a collective bargaining agreement. The Company also offers eligible retirees the opportunity to participate in a health plan. Certain employees are eligible for subsidized postretirement medical benefits. The eligibility for these benefits is based upon a participant's age and service as of January 1, 2009. The Company also sponsors a postretirement deferred compensation plan.

        The Company expects to make pension contributions of approximately $3,092,000 during 2014.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

NOTE 9—EMPLOYEE BENEFIT PLANS (Continued)

        Net periodic benefit cost recognized for the plans during the three months ended March 31, 2014 and the three months ended March 31, 2013 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Components of net periodic benefit cost:
Service cost	$—	$45	$9	$49
Interest cost	1,152	1,128	53	217
Expected return on plan assets	(1,307)	(1,177)	—	—
Amortization of net gain	(259)	—	(87)	(19)
Amortization of prior service credit	—	—	(416)	—

Net periodic benefit cost (credit)	$(414)	$(4)	$(441)	$247

NOTE 10—COMMITMENTS AND CONTINGENCIES

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

NOTE 11—NEW ACCOUNTING PRONOUNCEMENTS

        In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, ("ASU 2014-08"). This amendment changes the requirements for reporting discontinued operations and includes enhanced disclosures about discontinued operations. Under the amendment, only those disposals of components of an entity that represent a strategic shift that has a major effect on an entity's operations and financial results will be reported as discontinued operations in the financial statements. ASU 2014-08 is effective prospectively for annual periods beginning on or after December 15, 2014, and interim reporting periods within those years. Early adoption is permitted. The Company expects to adopt ASU 2014-08 as of the beginning of 2015 and it does not anticipate the adoption of ASU 2014-08 to have a material impact on the Company's consolidated financial position, cash flows, or results of operations.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

NOTE 11—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

        In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830)—Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, ("ASU 2013-05"). This amendment clarifies the applicable guidance for the release of cumulative translation adjustment into net earnings. When an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the entity is required to apply the guidance in ASC 830-30 to release any related cumulative translation adjustment into net earnings. Accordingly, the cumulative translation adjustment should be released into net earnings only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted as of the beginning of the entity's fiscal year. The Company adopted ASU 2013-05 as of the beginning of 2014 and the adoption of ASU 2013-05 did not have a material impact on the Company's consolidated financial position, cash flows, or results of operations.

NOTE 12—EARNINGS PER SHARE

        The Company calculates basic and diluted earnings (loss) per share based on the two-class method. Pursuant to the two-class method, the vested RSUs are classified as participating securities. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share includes the effects of outstanding RSUs, if dilutive. Losses are not allocated to participating securities.

        The following table sets forth the computation of basic and diluted loss from continuing operations per common share:

	Three Months Ended
(In thousands)	March 31, 2014	March 31, 2013
Numerator:
Net loss from continuing operations	$(4,842)	$(15,237)
Less: Allocated to participating securities	—	—

Net loss attributable to common stockholders	$(4,842)	$(15,237)

Denominator (shares in thousands):
Shares for basic loss per common share	97,390.09	76,000.03
Common equivalent shares for restricted stock units	—	—

Shares for diluted loss per common share	97,390.09	76,000.03

Basic loss from continuing operations per common share	$(0.05)	$(0.20)

Diluted loss from continuing operations per common share	$(0.05)	$(0.20)

        Vested RSUs of 115,375 were outstanding during the three months ended March 31, 2014, but were not included in the computations of diluted earnings per share since the shares were anti-dilutive.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

NOTE 13—SUBSEQUENT EVENTS

        On April 22, 2014, AMCE gave notice for redemption of all outstanding Notes due 2019 on a redemption date of June 1, 2014 (the "Redemption Date") at a redemption price of 104.375% of the principal amount together with accrued and unpaid interest to the Redemption Date. The aggregate principal amount of the Notes due 2019 outstanding on April 22, 2014 was $136,036,000.

        On April 25, 2014, Holdings' Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on June 16, 2014 to shareholders of record on June 6, 2014.

        On May 5, 2014, NCM, Inc., the sole manager of NCM, announced that it has entered into an agreement to acquire Screenvision, LLC for $375,000,000, consisting of cash and NCM, Inc. common stock. Consummation of the transaction is subject to regulatory and other customary closing conditions.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

        In addition to historical information, this Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934, as amended, or the "Exchange Act." The words "forecast," "estimate," "project," "intend," "expect," "should," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations of AMC Entertainment Holdings, Inc.," which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

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

  •
  our ability to finance our indebtedness on terms favorable to us;

  •
  failures or security breaches of our information systems;

  •
  our investment in and revenues from NCM may be negatively impacted by the competitive environment in which NCM operates;

  •
  risks relating to impairment losses and theatre and other closure charges;

  •
  risks relating to the incurrence of legal liability; and

  •
  increased costs in order to comply with governmental regulation.

        This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative but not exhaustive. In addition, new risks and uncertainties may arise from time to time. Accordingly, all forward-looking statements should be evaluated with an understanding of their inherent uncertainty.

        Readers are urged to consider these factors carefully in evaluating the forward-looking statements. For further information about these and other risks and uncertainties, see Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013.

        All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q, and we do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

        We are one of the world's leading theatrical exhibition companies and an industry leader in innovation and operational excellence. Our Theatrical Exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs™ customer frequency membership program, rental of theatre auditoriums, breakage income from gift card and packaged tickets sales, on-line ticketing fees and arcade games located in theatre lobbies. As of March 31, 2014, we owned, operated or had interests in 341 theatres and 4,945 screens.

        During the three months ended March 31, 2014, we acquired one screen in the U.S., permanently closed two theatres with 13 screens in the U.S. and temporarily closed 101 screens and reopened 82 screens in the U.S. to implement our strategy and install consumer experience upgrades.

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

        Technical innovation has allowed us to enhance the consumer experience through premium formats such as IMAX, 3D and other large screen formats. When combined with our major markets' customer base, the operating flexibility of digital technology enhances our capacity utilization and dynamic pricing capabilities. This enables us to achieve higher ticket prices for premium formats and provide incremental revenue from the exhibition of alternative content such as live concerts, sporting events, Broadway shows, opera and other non-traditional programming. Within each of our major markets, we are able to charge a premium for these services relative to our smaller markets. We will continue to broaden our content offerings and enhance the customer experience through the installation of additional IMAX, AMC Prime and ETX (our proprietary large screen format) screens and the presentation of attractive alternative content as well as substantial upgrades to seating concepts.

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

        To address recent consumer trends, we are expanding our menu of enhanced food and beverage products to include made-to-order drinks and meals, customized coffee, healthy snacks, premium beers, wine and mixed drinks and other gourmet products. We plan to invest across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage design improvements to the development of new dine-in theatre options to rejuvenate theatres approaching the end of their useful lives as traditional movie theatres and, in some of our larger theatres, to more efficiently monetize attendance. Building on the success of our full-service Dine-In Theatres, we have completed construction of a new concept, AMC Red Kitchen, which emphasizes freshness, speed and convenience. Customers place their orders at a central station and the order is delivered to our customers at their reserved seat. The costs of these conversions in some cases are partially covered by investments from the theatre landlord. As of March 31, 2014, we have successfully implemented our dine-in theatre concepts at 13 locations, which feature full kitchen facilities, seat-side servers and a separate bar and lounge area. Starting in 2014, we plan to invest an average of $45,000,000 annually over the next five years in enhanced food and beverage offerings across approximately 200 theatres. Consistent with previous experience, we expect landlords will contribute an average of $10,000,000 of capital annually to fund these projects.

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

        During the period from 1990 to 2013, the annual number of first-run films released by distributors in the United States ranged from a low of 370 in 1995 to a high of 677 in 2012, according to Motion Picture Association of America 2013 Theatrical Market Statistics and prior reports. The number of digital 3D films released annually increased to a high of 45 in 2013 from a low of 0 during this same time period.

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

        Recliner re-seats are the key feature of full theatre renovations. These exhaustive theatre renovations involve stripping theatres to their basic structure in order to replace finishes throughout, upgrade the sight and sound experience, install modernized points of sale and, most importantly, replace traditional theatre seats with plush, electric recliners that allow customers to deploy a leg rest and fully recline at the push of a button. The renovation process typically involves losing 64% seating capacity. For an industry historically focused on quantity, this reduction in seating capacity could be viewed as counter-intuitive and harmful to revenues. However, the quality improvement in the customer experience is driving, on average, an 80% increase in attendance at these locations. Our customers have responded favorably to the significant personal space gains from ample row depths, ability to recline or stretch their legs, extra-wide pillowed chaise and oversized armrests.

        As of March 31, 2014, we had 2,226 3D enabled screens, including AMC Prime and ETX 3D enabled screens, and 146 IMAX 3D enabled screens; approximately 48.0% of our screens were 3D enabled screens, including IMAX 3D enabled screens, and approximately 3.0% of our screens were IMAX 3D enabled screens. We are the largest IMAX exhibitor in the world with a 45% market share in the United States and each of our IMAX local installations is protected by geographic exclusivity.

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

        The following tables reflect AMC Stubs activity during the three month period ended March 31, 2014:

			AMC Stubs Revenue for Three Months Ended March 31, 2014
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, December 31, 2013	$14,258	$17,117
Membership fees received	4,895	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	4,016	—	(4,016)	—
Food and beverage	—	6,859	—	—	(6,859)
Rewards redeemed:
Admissions	—	(4,523)	—	4,523	—
Food and beverage	—	(6,492)	—	—	6,492
Amortization of deferred revenue	(6,993)	—	6,993	—	—

For the period ended or balance as of March 31, 2014	$12,160	$16,977	$6,993	$507	$(367)

        The following table reflects AMC Stubs activity during the three month period ended March 31, 2013:

			AMC Stubs Revenue for Three Months Ended March 31, 2013
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, December 31, 2012	$10,596	$15,819
Membership fees received	5,006	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	302	—	(302)	—
Food and beverage	—	5,924	—	—	(5,924)
Rewards redeemed:
Admissions	—	(2,790)	—	2,790	—
Food and beverage	—	(5,734)	—	—	5,734
Amortization of deferred revenue	(5,775)	—	5,775	—	—

For the period ended or balance as of March 31, 2013	$9,827	$13,521	$5,775	$2,488	$(190)

Significant Events

        On April 25, 2014, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on June 16, 2014 to shareholders of record on June 6, 2014.

        On January 15, 2014, AMCE launched a cash tender offer and consent solicitation for any and all of its outstanding 8.75% Senior Fixed Rate Notes due 2019 ("Notes due 2019") at a purchase price of $1,038.75 plus a $30.00 consent fee for each $1,000 principal amount of Notes due 2019 validly tendered and accepted by AMCE on or before the consent payment deadline on January 29, 2014 at 5:00 p.m. New York City time (the "Consent Date"). Holders of $463,950,000, or approximately 77.33%, of the Notes due 2019 validly tendered (or defective tender waived by AMCE) and did not withdraw their Notes due 2019 prior to the expiration of the Consent Date. An additional $14,000 of Notes due 2019 was tendered from the Consent Date to the expiration date of the tender offer. The consents received exceeded the amount needed to approve the proposed amendments to the indenture under which the Notes due 2019 were issued. On February 7, 2014, AMCE amended the indenture governing the Notes due 2019 to eliminate substantially all of the restrictive covenants and certain events of default and other related provisions. On February 7, 2014, AMCE accepted for purchase $463,950,000 aggregate principal amount, plus accrued and unpaid interest of the Notes due 2019, at a purchase price of $1,038.75 plus a $30.00 consent fee for each $1,000 principal amount of Notes due 2019 validly tendered (or defective tender waived by AMCE), and, on February 14, 2014, AMCE accepted for purchase the additional $14,000 of Notes due 2019 tendered after the Consent Date, plus accrued and unpaid interest, at a purchase price of $1,038.75 for each $1,000 principal amount of Notes due 2019 validly tendered. We recorded a gain on extinguishment related to the cash tender offer and redemption of the Notes due 2019 of approximately $4,383,000 in other income, partially offset by other expenses of $154,000 during the three months ended March 31, 2014. On April 22, 2014, AMCE gave notice for redemption of all outstanding Notes due 2019 on a redemption date of June 1, 2014 (the "Redemption Date") at a redemption price of 104.375% of the principal amount together with accrued and unpaid interest to the Redemption Date. The aggregate principal amount of the Notes due 2019 outstanding on April 22, 2014 was $136,036,000.

        On February 7, 2014, AMCE completed an offering of $375,000,000 aggregate principal amount of its senior subordinated notes due 2022 (the "Notes due 2022") in a private offering. The Notes due 2022 mature on February 15, 2022. AMCE will pay interest on the Notes due 2022 at 5.875% per annum, semi-annually in arrears on February 15th and August 15th, commencing on August 15, 2014. AMCE may redeem some or all of the Notes due 2022 at any time on or after February 15, 2017 at 104.406% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 15, 2020, plus accrued and unpaid interest to the redemption date. Prior to February 15, 2017, AMCE may redeem the Notes due 2022 at par plus a make-whole premium. AMCE used the net proceeds from the Notes due 2022 private offering, together with a portion of the net proceeds from the Holdings IPO, to pay the consideration and consent payments for the tender offer for the Notes due 2019, plus any accrued and unpaid interest and related transaction fees and expenses.

        On February 7, 2014, in connection with the issuance of the Notes due 2022, AMCE entered into a registration rights agreement. Subject to the terms of the registration rights agreement, AMCE filed a prospectus on April 9, 2014 pursuant to the Securities Act of 1933, as amended, relating to an offer to exchange the original notes for exchange notes. The exchange notes will have terms substantially identical to the original notes except that the exchange notes will not contain terms with respect to transfer restrictions and registration rights and additional interest payable for the failure to consummate the exchange offer within 210 days after the issue date. The exchange offer will expire at 5:00 p.m., New York City time, on May 9, 2014, unless extended.

Operating Results

        The following table sets forth our revenues, operating costs and expenses attributable to our theatrical exhibition operations.

	Three Months Ended
(In thousands)	March 31, 2014	March 31, 2013	% Change
Revenues
Theatrical exhibition
Admissions	$409,020	$382,884	6.8%
Food and beverage	181,764	167,937	8.2%
Other theatre	31,974	26,981	18.5%

Total revenues	$622,758	$577,802	7.8%

Operating Costs and Expenses
Theatrical exhibition
Film exhibition costs	$212,100	$191,324	10.9%
Food and beverage costs	25,123	23,198	8.3%
Operating expense	179,693	164,210	9.4%
Rent	114,944	113,806	1.0%
General and administrative expense:
Merger, acquisition and transaction costs	362	947	-61.8%
Other	18,220	16,313	11.7%
Depreciation and amortization	54,777	48,462	13.0%

Operating costs and expenses	605,219	558,260	8.4%

Operating income	17,539	19,542	-10.2%
Other expense (income)
Other income	(4,229)	—	100.0%
Interest expense:
Corporate borrowings	29,658	33,173	-10.6%
Capital and financing lease obligations	2,525	2,671	-5.5%
Equity in (earnings) losses of non-consolidated entities	5,384	(546)	* %
Investment income	(7,857)	(3,619)	* %

Total other expense	25,481	31,679	-19.6%

Loss from continuing operations before income taxes	(7,942)	(12,137)	34.6%
Income tax provision (benefit)	(3,100)	3,100	* %

Loss from continuing operations	(4,842)	(15,237)	68.2%
Gain from discontinued operations, net of income taxes	334	4,979	-93.3%

Net loss	$(4,508)	$(10,258)	56.1%

*
Percentage change in excess of 100%

	Three Months Ended
	March 31, 2014	March 31, 2013
Operating Data—Continuing Operations:
Screens acquisitions	1	7
Screen closures	13	17
Construction openings (closures), net	(19)	(37)
Average screens—continuing operations(1)	4,852	4,874
Number of screens operated	4,945	4,941
Number of theatres operated	341	342
Screens per theatre	14.5	14.4
Attendance (in thousands)—continuing operations(1)	44,825	42,665

(1)
Includes consolidated theatres only and excludes screens offline due to construction.

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

        The following table sets forth our reconciliation of Adjusted EBITDA:

Reconciliation of Adjusted EBITDA
(unaudited)

	Three Months Ended
(In thousands)	March 31, 2014	March 31, 2013
Loss from continuing operations	$(4,842)	$(15,237)
Plus:
Income tax provision (benefit)	(3,100)	3,100
Interest expense	32,183	35,844
Depreciation and amortization	54,777	48,462
Certain operating expenses(1)	6,156	3,138
Equity in (earnings) losses of non-consolidated entities	5,384	(546)
Cash distributions from non-consolidated entities	16,825	10,051
Investment income	(7,857)	(3,619)
Other income(2)	(4,229)	—
General and administrative expense—unallocated:
Merger, acquisition and transaction costs	362	947
Stock-based compensation expense	6,357	—

Adjusted EBITDA	$102,016	$82,140

(1)
Amounts represent preopening expense, theatre and other closure expense, deferred digital equipment rent expense, and disposition of assets and other gains included in operating expenses.

(2)
Other income for the three months ended March 31, 2014, was due to a net gain of $4,383,000 on extinguishment of indebtedness related to the cash tender offer and redemption of the Notes due 2019, partially offset by other expenses of $154,000.

        Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net earnings (loss) as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (as determined in accordance with U.S. GAAP). Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. We have included Adjusted EBITDA because we believe it provides management and investors with additional information to measure our performance and liquidity, estimate our value and evaluate our ability to service debt.

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

  •
  excludes income tax payments that represent a reduction in cash available to us; and

  •
  does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future.

Results of Operations—For the Three Months Ended March 31, 2014 and March 31, 2013

        Revenues.    Total revenues increased 7.8%, or $44,956,000, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Admissions revenues increased 6.8%, or $26,136,000, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to a 5.1% increase in attendance and a 1.7% increase in average ticket price. Total admissions revenues were increased by redemptions, net of deferrals, of $507,000 and $2,488,000 related to rewards accumulated under AMC Stubs, during the three months ended March 31, 2014 and three months ended March 31, 2013, respectively. The rewards accumulated under AMC Stubs are deferred and recognized in future periods upon redemption or expiration of customer rewards. The increase in attendance was primarily due to the popularity of film product during the current period and increases in attendance as a result of our comfort and convenience theatre renovation initiatives. The increase in average ticket price was primarily due to an increase in ticket prices for standard 2D film, partially offset by the decrease in attendance for premium format film product and the decrease in the net recognition of admissions revenues related to AMC Stubs. Food and beverage revenues increased 8.2%, or $13,827,000, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to the increase in attendance and a 2.8% increase in average food and beverage per patron. The increase in food and beverage per patron reflects the popularity of family-oriented film product during the three months ended March 31, 2014 and the contribution of our food and beverage strategic initiatives. Total food and beverage revenues were reduced by deferrals, net of rewards redeemed, of $367,000 and $190,000 related to rewards accumulated under AMC Stubs, during the three months ended March 31, 2014 and the three months ended March 31, 2013, respectively. Other theatre revenues increased 18.5%, or $4,993,000, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to increases in internet ticket fees related to our comfort and convenience theatre renovation initiatives, gift card breakage income, AMC Stub membership fees earned, and advertising revenues.

        Operating costs and expenses.    Operating costs and expenses increased 8.4%, or $46,959,000, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Film exhibition costs increased 10.9%, or $20,776,000, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to the increase in admissions revenues and the increase in film exhibition costs as a percentage of admission revenues. As a percentage of admissions revenues, film exhibition costs were 51.9% in the current period and 50.0% in the prior period due to a change in mix to higher grossing film product carrying higher percentage film rent. Food and beverage costs increased 8.3%, or $1,925,000, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to an increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 13.8% in both the current period and the prior period. As a percentage of revenues, operating expense was 28.9% in the current period as compared to 28.4% in the prior period, primarily due to increases in utility expenses due to colder weather and preopening expense related to our theatre renovation initiatives. Rent expense increased 1.0%, or $1,138,000, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily from increases in common area maintenance and other expenses associated with snow removal.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs were $362,000 during the three months ended March 31, 2014 compared to $947,000 during the three months ended March 31, 2013, primarily due to a decrease in professional and consulting costs related to the Wanda Merger and the Rave acquisition during the three months ended March 31, 2013.

        Other.    Other general and administrative expense increased 11.7%, or $1,907,000, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013, due primarily to increases in stock-based compensation, partially offset by decreases in net periodic benefit costs for our postretirement medical plan, management profit sharing plan expense, theatre support center rent, expenses related to abandoned projects, and legal costs.

        Depreciation and amortization.    Depreciation and amortization increased 13.0%, or $6,315,000 during the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to the increase in depreciable assets resulting from the capital expenditures of $55,599,000 and $260,823,000, during the three months ended March 31, 2014 and the twelve months ended December 31, 2013, respectively.

        Other income.    Other income for the three months ended March 31, 2014, was due to a net gain of $4,383,000 on extinguishment of indebtedness related to the cash tender offer and redemption of the Notes due 2019, partially offset by other expenses of $154,000.

        Interest expense.    Interest expense decreased 10.2%, or $3,661,000, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to the decrease in interest rates for corporate borrowings and the decrease in aggregate principal amounts of borrowings. In February 2014, AMCE completed an offering of $375,000,000 aggregate principal amount of its 5.875% Senior Subordinated Notes due 2022 and extinguished $463,964,000 of its 8.75% Senior Fixed Rate Notes due 2019. In April 2013, AMCE entered into a new Senior Secured Credit Facility and redeemed its former Senior Secured Credit Facility.

        Equity in (earnings) losses of non-consolidated entities.    Equity in losses of non-consolidated entities were $5,384,000 in the current period compared to equity in earnings of non-consolidated entities of $546,000 in the prior period. The decrease in equity in earnings of non-consolidated entities was primarily due to increases in equity in losses from Open Road Releasing, LLC and decreases in equity in earnings from DCIP and NCM. The increase in equity in losses from Open Road

Releasing, LLC was primarily a result of fewer new to market home entertainment releases during the current period compared to the same period for the prior year. Cash distributions from non-consolidated entities were $16,825,000 during the current period and $10,051,000 during the three months ended March 31, 2013. See Note 2—Investments of the Notes to Consolidated Financial Statements in Item 1 of Part I hereof for further information.

        Investment income.    Investment income was $7,857,000 for the three months ended March 31, 2014 compared to $3,619,000 for the three months ended March 31, 2013. The investment income for the current period includes payments received of $8,045,000 related to the NCM tax receivable agreement compared to payments received of $3,677,000 in the prior period.

        Income tax provision (benefit).    The income tax provision (benefit) from continuing operations was $(3,100,000) for the three months ended March 31, 2014 and $3,100,000 for the three months ended March 31, 2013. See Note 5—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I hereof for further information.

        Gain from discontinued operations, net of income taxes.    In July and August of 2012, we sold or closed 7 of the 8 theatres located in Canada and sold one theatre with 12 screens in the UK. In addition, on December 29, 2008, we sold our Cinemex operations in Mexico, including 44 theatres and 493 screens. The results of operations of the 7 Canada theatres, the one UK theatre, and the Cinemex theatres have been classified as discontinued operations for all periods presented. During the three months ended March 31, 2013, we received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada. The sales price adjustment was related to tax attributes of the theatres sold in Canada which were not determinable or probable of collection at the date of the sale. We completed our tax returns, for periods prior to the date of sale, during the three months ended March 31, 2013, at which time the buyer was able to determine amounts due pursuant to the sales price adjustment and remit payment to us. We recorded the additional gain on sale at the time the gain was realizable.

        Net loss.    Net loss was $4,508,000 and $10,258,000 for the three months ended March 31, 2014 and three months ended March 31, 2013, respectively. Net loss during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was positively impacted by the increase in attendance, the decrease in income tax expense, the increase in NCM tax receivable payment, and the decrease in interest expense. Net loss was negatively impacted by the decrease in equity in earnings of non-consolidated entities, the increase in depreciation and amortization expense, and the decrease in gain from discontinued operations.

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

        We had working capital surplus as of March 31, 2014 and December 31, 2013 of $47,678,000 and $185,527,000, respectively. Working capital included $169,881,000 and $202,833,000 of deferred revenues and income as of March 31, 2014 and December 31, 2013, respectively. AMCE has the ability to borrow under its Senior Secured Credit Facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments). As of March 31, 2014,

AMCE had $136,798,000 available for borrowing, net of letters of credit, under its revolving credit facility.

        On April 22, 2014, AMCE gave notice for redemption of all outstanding Notes due 2019 on a redemption date of June 1, 2014 at a redemption price of 104.375% of the principal amount together with accrued and unpaid interest to the Redemption Date. The aggregate principal amount of the Notes due 2019 outstanding on April 22, 2014 was $136,036,000.

        On April 25, 2014, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on June 16, 2014 to shareholders of record on June 6, 2014.

        We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures and acquisitions currently and for at least the next 12 months and enable us to maintain compliance with covenants related to the Senior Secured Credit Facility, the 9.75% Senior Subordinated Notes due 2020 (the "Notes due 2020"), and the Notes due 2022 and redeem the Notes due 2019. We are considering various options with respect to the utilization of cash and equivalents on hand in excess of our anticipated operating needs. Such options may include, but are not limited to, acquisition of theatres or theatre companies, repayment of corporate borrowings of AMCE, and payment of dividends.

Holdings Company Status

        Holdings is a holding company with no operations of its own and has no ability to service interest or principal on AMCE's indebtedness or pay dividends other than through any dividends it may receive from its subsidiaries. AMCE's Senior Secured Credit Facility and note indentures contain provisions which limit the amount of dividends and advances which it may pay or make to Holdings. Under the most restrictive of these provisions, set forth in the note indenture for the Notes due 2020 at March 31, 2014, the amount of loans and dividends which AMCE could make to Holdings may not exceed approximately $578,397,000 in the aggregate. Provided no event of default has occurred or would result, the Senior Secured Credit Facility also permits AMCE to pay cash dividends to Holdings for specified purposes, including indemnification claims, taxes, up to $4,000,000 annually for operating expenses, repurchases of equity awards to satisfy tax withholding obligations, specified management fees, fees and expenses of permitted equity and debt offerings and to pay for the repurchase of stock from employees, directors and consultants under benefit plans up to specified amounts. Depending on the net senior secured leverage ratio, as defined in the Senior Secured Credit Facility, AMCE may also pay Holdings a portion of net cash proceeds from specified assets sales.

Cash Flows from Operating Activities

        Cash flows provided by (used in) operating activities, as reflected in the Consolidated Statements of Cash Flows, were $(1,575,000) and $35,882,000 during the three months ended March 31, 2014 and the three months ended March 31, 2013, respectively. The decrease in cash flows provided by operating activities for the three months ended March 31, 2014 was primarily due to increases in payments for accounts payables, film payables, accrued interest, and accrued bonuses.

Cash Flows from Investing Activities

        Cash flows used in investing activities, as reflected in the Consolidated Statements of Cash Flows, were $58,231,000 and $38,301,000, during the three months ended March 31, 2014 and the three months ended March 31, 2013, respectively. Cash outflows from investing activities include capital expenditures of $55,599,000 and $39,350,000 during the three months ended March 31, 2014 and the three months ended March 31, 2013, respectively. Our capital expenditures primarily consisted of strategic growth and initiatives, maintaining our theatre circuit, and technology upgrades. We expect that our gross cash outflows for capital expenditures will be approximately $240,000,000 to $260,000,000 for 2014, before giving effect to expected landlord contributions of approximately $40,000,000 to $60,000,000.

        During the three months ended March 31, 2013, we received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada and proceeds of $325,000 related to other dispositions of long-term assets.

        We fund the costs of constructing, maintaining and remodeling new theatres through existing cash balances; cash generated from operations, capital contributions from Wanda or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for the construction costs. We may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases.

Cash Flows from Financing Activities

        Cash flows used in financing activities, as reflected in the Consolidated Statement of Cash Flows, were $133,362,000 and $24,228,000 during the three months ended March 31, 2014 and the three months ended March 31, 2013, respectively. Financing activities for the current period primarily consist of the partial repurchase of Notes due 2019 and payments related to the Term Loan due 2020 and capital and financial lease obligations, partially offset by the proceeds from issuance of Notes due 2022.

        On February 7, 2014, AMCE issued $375,000,000 aggregate principal amount of its Notes due 2022 and used the net proceeds, together with a portion of the net proceeds from the IPO, to pay the consideration and consent payments for the tender offer for the Notes due 2019, plus any accrued and unpaid interest and related transaction fees and expenses. The deferred financing costs paid related to the issuance of the Notes due 2022 were $7,568,000, during the three months ended March 31, 2014. AMCE repurchased a portion of the Notes due 2019 during the three months ended March 31, 2014 for $496,903,000. See Note 3—Corporate Borrowings of the Notes to Consolidated Financial Statements in Item 1 of Part I for further information.

        Each indenture relating to AMCE's notes (Notes due 2022 and Notes due 2020) allows it to incur specified permitted indebtedness (as defined therein) without restriction. Each indenture also allows AMCE to incur any amount of additional debt as long as it can satisfy the coverage ratio of each indenture, after giving effect to the event on a pro forma basis. Under the indenture for the Notes due 2020 (AMCE's most restrictive indenture), at March 31, 2014 AMCE could borrow approximately $1,746,400,000 (assuming an interest rate of 6.0% per annum on the additional indebtedness) in addition to specified permitted indebtedness. If AMCE cannot satisfy the coverage ratios of the indentures, generally it can borrow an additional amount under its Senior Secured Credit Facility.

        As of March 31, 2014, AMCE was in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2020, and the Notes due 2022.

Investment in NCM LLC

        We hold an investment of 14.97% in NCM LLC accounted for following the equity method as of March 31, 2014. The estimated fair market value of these units was approximately $287,918,000, based upon the publically quoted price per share of NCM, Inc. on March 31, 2014 of $15.00 per share. Because we have little tax basis in these units, the sale of all these units at March 31, 2014 would require us to report taxable income of approximately $421,867,000, including distributions received from NCM LLC that were previously deferred. Our investment in NCM LLC is a source of liquidity for us and we expect that any sales we may make of NCM LLC units would be made in such a manner to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

Commitments and Contingencies

        As disclosed in Note 3—Corporate Borrowings of the Notes to the Consolidated Financial Statements in Item 1 of Part I hereof on January 15, 2014, AMCE launched a cash tender offer and consent solicitation for any and all of its then outstanding Notes due 2019. On February 7, 2014, AMCE accepted for purchase $463,950,000 aggregate principal amount, plus accrued and unpaid interest of the Notes due 2019, at a purchase price of $1,038.75 plus a $30.00 consent fee for each $1,000 principal amount of Notes due 2019 validly tendered (or defective tender waived by AMCE), and, on February 14, 2014, AMCE accepted for purchase the additional $14,000 of Notes due 2019 tendered after the Consent Date, plus accrued and unpaid interest, at a purchase price of $1,038.75 for each $1,000 principal amount of Notes due 2019 validly tendered. On February 7, 2014, AMCE issued $375,000,000 aggregate principal amount Notes due 2022 and used the net proceeds, together with a portion of the net proceeds from the Holdings IPO, to pay the consideration and consent payments for the tender offer for the Notes due 2019, plus any accrued and unpaid interest and related transaction fees and expenses. On April 22, 2014, AMCE gave notice for redemption of all outstanding Notes due 2019 on a redemption date of June 1, 2014 at a redemption price of 104.375% of the principal amount together with accrued and unpaid interest to the Redemption Date. The aggregate principal amount of the Notes due 2019 outstanding on April 22, 2014 was $136,036,000.

        The Company has commitments and contingencies for capital and financing leases, corporate borrowings, operating leases, capital related betterments and pension funding that were summarized in a table in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. In February 2014, AMCE completed the offering of $375,000,000 aggregate principal amount of its Notes due 2022 and extinguished $463,964,000 principal amount of its Notes due 2019. AMCE intends to redeem the remaining Notes due 2019 on a redemption date of June 1, 2014. The commitments table included in the Company's Annual Report as of December 31, 2013 has been adjusted to reflect the completed and anticipated debt issuance and extinguishments.

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

(In thousands) Calendar Year	Minimum Capital and Financing Lease Payments	Principal Amount of Corporate Borrowings(1)	Interest Payments on Corporate Borrowings(2)	Minimum Operating Lease Payments	Capital Related Betterments(3)	Pension Funding(4)	Total Commitments
2014	$16,808	$616,742	$111,013	$428,108	$49,923	$3,092	$1,225,686
2015	16,933	15,873	100,693	435,906	—	—	569,405
2016	16,943	16,422	99,804	420,230	—	—	553,399
2017	16,951	17,015	98,869	403,552	—	—	536,387
2018	17,112	17,657	97,887	360,704	—	—	493,360
Thereafter	96,571	1,726,001	195,756	1,606,326	—	—	3,624,654

Total	$181,318	$2,409,710	$704,022	$3,654,826	$49,923	$3,092	$7,002,891

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

New Accounting Pronouncements

        See Note 11—New Accounting Pronouncements of the Notes to the Company's Consolidated Financial Statements in Item 1 of Part I for further information regarding recently issued accounting standards.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to various market risks.

        Market risk on variable-rate financial instruments.    At March 31, 2014, AMCE maintained a Senior Secured Credit Facility comprised of a $150,000,000 revolving credit facility and $775,000,000 of Senior Secured Term Loans due 2020. The Senior Secured Credit Facility provides for borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR, with a minimum base rate of 1.75% and a minimum rate for LIBOR borrowings of 0.75%. The rate in effect at March 31, 2014 for the outstanding Senior Secured Term Loan due 2020 was a LIBOR based rate of 3.50% per annum. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At March 31, 2014, AMCE had no variable-rate borrowings under its revolving credit facility and had an aggregate principal balance of $767,250,000 outstanding under the Senior Secured Term Loan due 2020. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $1,923,000 during the three months ended March 31, 2014.

        Market risk on fixed-rate financial instruments.    Included in long-term corporate borrowings at March 31, 2014 were principal amounts of $136,036,000 of AMCE's Notes due 2019, $600,000,000 of AMCE's Notes due 2020, and $375,000,000 of AMCE's Notes due 2022. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2019, Notes due 2020, and Notes due 2022 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2019, Notes due 2020, and Notes due 2022.

Item 4.    Controls and Procedures.

  (a)
  Evaluation of disclosure controls and procedures.

        The Company maintains a set of disclosure controls and procedures designed to ensure that material information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that material information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer have evaluated these disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures were effective.

  (b)
  Changes in internal controls.

        There has been no change in our internal control over financial reporting during our most recent calendar quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Reference is made to Note 10—Commitments and Contingencies of the Notes to the Company's Consolidated Financial Statements contained elsewhere in this quarterly report on Form 10-Q for information on certain litigation to which we are a party.

Item 1A.    Risk Factors

        Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes in our risk factors from those previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Initial Public Offering

        On December 17, 2013, Holdings' registration statement on Form S-1 (File No. 333-190904) was declared effective by the Securities and Exchange Commission. Citigroup and Merrill Lynch acted as joint book-running managers. The IPO commenced as of December 17, 2013 and did not terminate before all of the securities registered in the registration statement were sold. On December 23, 2013, Holdings completed the IPO of 18,421,053 shares of Class A common stock at a price of $18.00 per share. In connection with the IPO, the underwriters exercised in full their option to purchase an additional 2,631,579 shares of Class A common stock. As a result, the total IPO size was 21,052,632 shares of Class A common stock and the net proceeds were approximately $355,299,000 after deducting underwriting discounts and commissions of approximately $19,895,000 and offering expenses of approximately $3,754,000. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. The net proceeds of approximately $355,299,000 were contributed to AMCE, and AMCE used a portion of the proceeds (approximately $137,000,000) to fund the tender offer for its 8.75% Senior Fixed Rate Notes due 2019. Holdings intends to use the remaining proceeds to retire outstanding indebtedness, including redemption of Notes due 2019, or for general corporate purposes, including capital expenditures. See Note 13—Subsequent Events of the Notes to the Company's Consolidated Financial Statements in Item I of Part I hereof for further information.

Item 6.    Exhibits.

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
4.1(a)
Credit Agreement, dated April 30, 2013, by and among AMC Entertainment Inc., the lenders and the issuers party thereto, Citicorp North America, Inc., as agent, and the other agents and arrangers party thereto (incorporated by reference from Exhibit 10.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on May 3, 2013).
4.1(b)
Guaranty, dated as of April 30, 2013, by AMC Entertainment Inc. and each of the other Guarantors party thereto in favor of the Guaranteed Parties named therein (incorporated by reference from Exhibit 10.2 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on May 3, 2013).
4.1(c)
Pledge and Security Agreement, dated as of April 30, 2013, by AMC Entertainment Inc. and each of the other Grantors party thereto in favor of Citicorp North America, Inc., as agent for the Secured Parties (incorporated by reference from Exhibit 10.3 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on May 3, 2013).
4.2(a)
Indenture, dated as of June 9, 2009, respecting AMCE's 8.75% Senior Notes due 2019, by and among AMCE, a Delaware corporation, the Guarantors party thereto from time to time, and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on June 9, 2009).
4.2(b)
First Supplemental Indenture, dated June 24, 2010, respecting AMC Entertainment Inc.'s 8.75% Senior Notes due 2019 (incorporated by reference from Exhibit 4.3 to AMCE's Form 10-Q (File 1-8747) filed on August 10, 2010).
4.2(c)
Second Supplemental Indenture, dated November 30, 2010, respecting AMC Entertainment Inc.'s 8.75% Senior Notes due 2019 pursuant to which AMC ITD, Inc. guaranteed the 8.75% Senior Notes due 2019 (incorporated by reference from Exhibit 4.4 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on December 17, 2010).
4.2(d)
Third Supplemental Indenture, dated April 27, 2012, respecting AMCE's 8.75% Senior Notes due 2019 (incorporated by reference from Exhibit 4.4(d) to the AMC Entertainment Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-168105) filed on July 6, 2012, as amended).

EXHIBIT NUMBER	DESCRIPTION
4.2(e)	Fourth Supplemental Indenture, dated as of June 21, 2012, respecting AMCE's 8.75% Senior Notes due 2019 (incorporated by reference from Exhibit 4.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on June 22, 2012).
4.2(f)
Fifth Supplemental Indenture, dated as of January 15, 2014, respecting AMC Entertainment Inc.'s 8.75% Senior Notes due 2019, between AMC Entertainment Inc., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.2(f) to AMC Entertainment Holding, Inc's Form 10-K (File No. 1-33892) filed on March 4, 2014).
4.2(g)
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
4.4(a)
Indenture, dated December 15, 2010, respecting AMC Entertainment Inc.'s 9.75% Senior Subordinated Notes due 2020, between AMC Entertainment Inc., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on December 17, 2010).
4.4(b)
First Supplemental Indenture, dated as of April 27, 2012, respecting AMCE's 9.75% Senior Subordinated Notes due 2020 (incorporated by reference from Exhibit 4.11(b) to AMC Entertainment Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-168105) filed on July 6, 2012, as amended).
4.4(c)
Second Supplemental Indenture, dated as of June 21, 2012, respecting AMCE's 9.75% Senior Subordinated Notes due 2020 (incorporated by reference from Exhibit 4.2 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on June 22, 2012).
4.4(d)
Third Supplemental Indenture, dated as of January 15, 2014, respecting AMC Entertainment Inc.'s 9.75% Senior Subordinated Notes due 2020, between AMC Entertainment Inc. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.4(d) to AMC Entertainment Holding, Inc's Form 10-K (File No. 1-33892) filed on March 4, 2014).
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

EXHIBIT NUMBER	DESCRIPTION
4.6(a)	Indenture, dated as of February 7, 2014, respecting AMC Entertainment Inc.'s 5.875% Senior Subordinated Notes due 2022, among AMC Entertainment Inc. and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on February 10, 2014).
4.6(b)
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
10.5(a)
Defined Benefit Retirement Income Plan for Certain Employees of American Multi-Cinema, Inc., as Amended and Restated, effective December 31, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.15(a) to AMCE's Form 10-K (File No. 1-8747) filed June 18, 2007).
10.5(b)
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

EXHIBIT NUMBER	DESCRIPTION
10.8	Employment Agreement between AMC Entertainment Inc., American Multi- Cinema, Inc. and John D. McDonald which commenced July 1, 2001. (incorporated by reference from Exhibit 10.29 to Amendment No. 1 to the AMCE's Form 10-K (File No. 1-8747) filed on July 27, 2001).
10.9
Employment Agreement between AMC Entertainment Inc., American Multi- Cinema, Inc. and Craig R. Ramsey which commenced on July 1, 2001. (incorporated by reference from Exhibit 10.36 to AMCE's Form 10-Q (File No. 1-8747) filed on August 12, 2002).
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
10.14
Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia, LLC and American Multi- Cinema, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 1-33296) of National CineMedia, Inc., filed on November 6, 2008, and incorporated herein by reference).
10.15
Employment Agreement, dated as of February 23, 2009, by and between Gerardo I. Lopez and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.2 to AMCE's Current Report on Form 8-K (File No. 1- 8747) filed on February 24, 2009).
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

EXHIBIT NUMBER	DESCRIPTION
10.20	Management Subscription Agreement, dated as of May 21, 2012, by and among AMC Entertainment Holdings, Inc. and Gerardo I. Lopez (incorporated by reference from Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 333-190904) filed on October 8, 2013, as amended).
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

EXHIBIT NUMBER	DESCRIPTION
10.32	Form of Restricted Stock Unit Award Agreement (incorporated by reference from Exhibit 10.32 to the Company's Registration Statement on Form S-1 (File No. 333-190904) filed on November 27, 2013, as amended).
10.33
Tax Payment Agreement among Wanda America Investment Co. Ltd, AMC Entertainment Holdings, Inc. and American Multi-Cinema Inc. (incorporated by reference from Exhibit 10.33 to AMC Entertainment Holdings, Inc.'s Form 10-K (File No. 1-33892) filed on March 4, 2014).
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*32.1	Section 906 Certifications of Gerardo I. Lopez (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith

**
Submitted electronically with this Report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT HOLDINGS, INC.
Date: May 7, 2014	/s/ GERARDO I. LOPEZ Gerardo I. Lopez Chief Executive Officer, Director and President
Date: May 7, 2014	/s/ CRAIG R. RAMSEY Craig R. Ramsey Executive Vice President and Chief Financial Officer