Form 10-Q
period 2014-06-30
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2014-08-06
CIK 1411579

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of shares outstanding as of July 18, 2014
Class A common stock Class B common stock	21,563,274 75,826,927

AMC ENTERTAINMENT HOLDINGS, INC.

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(unaudited)		(unaudited)
Revenues
Admissions	$478,667	$515,306	$887,687	$898,190
Food and beverage	211,597	219,477	393,361	387,414
Other theatre	36,309	27,882	68,283	54,863

Total revenues	726,573	762,665	1,349,331	1,340,467

Operating costs and expenses
Film exhibition costs	257,220	285,395	469,320	476,719
Food and beverage costs	30,341	30,550	55,464	53,748
Operating expense	189,283	187,219	368,976	351,429
Rent	113,861	113,542	228,805	227,348
General and administrative:
Merger, acquisition and transaction costs	572	706	934	1,653
Other	15,149	17,034	33,369	33,347
Depreciation and amortization	51,750	50,370	106,527	98,832

Operating costs and expenses	658,176	684,816	1,263,395	1,243,076

Operating income	68,397	77,849	85,936	97,391
Other expense (income)
Other income	(4,157)	(294)	(8,386)	(294)
Interest expense:
Corporate borrowings	27,989	32,310	57,647	65,483
Capital and financing lease obligations	2,486	2,637	5,011	5,308
Equity in earnings of non-consolidated entities	(9,597)	(23,274)	(4,213)	(23,820)
Investment expense (income)	172	282	(7,685)	(3,337)

Total other expense	16,893	11,661	42,374	43,340

Earnings from continuing operations before income taxes	51,504	66,188	43,562	54,051
Income tax provision	20,090	4,330	16,990	7,430

Earnings from continuing operations	31,414	61,858	26,572	46,621
Gain (loss) from discontinued operations, net of income taxes	(21)	(282)	313	4,697

Net earnings	$31,393	$61,576	$26,885	$51,318

Basic earnings per share:
Earnings from continuing operations	$0.32	$0.81	$0.27	$0.61
Earnings from discontinued operations	—	—	0.01	0.07

Basic earnings per share	$0.32	$0.81	$0.28	$0.68

Average shares outstanding-Basic	97,506.68	76,000.03	97,505.44	76,000.03
Diluted earnings per share:
Earnings from continuing operations	$0.32	$0.81	$0.27	$0.61
Earnings from discontinued operations	—	—	0.01	0.07

Diluted earnings per share	$0.32	$0.81	$0.28	$0.68

Average shares outstanding-Diluted	97,628.12	76,000.03	97,627.55	76,000.03
Dividends declared per basic and diluted common share	$0.20	$—	$0.20	$—

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(unaudited)		(unaudited)
Net earnings	$31,393	$61,576	$26,885	$51,318
Foreign currency translation adjustment, net of tax	(599)	331	(433)	1,965
Pension and other benefit adjustments:
Amortization of gains included in net periodic benefit costs, net of tax	(210)	(19)	(421)	(38)
Amortization of prior service credit included in net periodic benefit costs, net of tax	(254)	—	(508)	—
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period, net of tax	1,340	1,147	3,359	3,501
Less: reclassification adjustment for gains included in investment expense (income), net of tax	(11)	(13)	(15)	(21)
Unrealized gains from equity method investees' cash flow hedge:
Unrealized holding gains (losses) arising during the period, net of tax	(240)	2,175	(272)	2,468
Holding (gains) losses reclassified to equity in earnings of non-consolidated entities, net of tax	132	(247)	263	(247)

Other comprehensive income	158	3,374	1,973	7,628

Total comprehensive income	$31,551	$64,950	$28,858	$58,946

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$235,305	$546,454
Receivables, net	63,550	106,148
Deferred tax asset	93,405	110,097
Other current assets	82,658	80,824

Total current assets	474,918	843,523
Property, net	1,207,608	1,179,754
Intangible assets, net	229,917	234,319
Goodwill	2,289,800	2,289,800
Deferred tax asset	96,824	96,824
Other long-term assets	410,629	402,504

Total assets	$4,709,696	$5,046,724

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$258,690	$268,163
Accrued expenses and other liabilities	141,509	170,920
Deferred revenues and income	159,944	202,833
Current maturities of corporate borrowings and capital and financing lease obligations	22,947	16,080

Total current liabilities	583,090	657,996
Corporate borrowings	1,783,736	2,069,672
Capital and financing lease obligations	105,478	109,258
Exhibitor services agreement	324,445	329,913
Other long-term liabilities	387,049	370,946

Total liabilities	3,183,798	3,537,785

Commitments and contingencies
Class A common stock (temporary equity) ($.01 par value, 173,150 shares issued and 140,466 shares outstanding as of June 30, 2014 and December 31, 2013)	1,469	1,469

Stockholders' equity:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 21,422,808 shares issued and outstanding as of June 30, 2014; 21,412,804 shares issued and outstanding as of December 31, 2013)	214	214
Class B common stock ($.01 par value, 75,826,927 shares authorized; 75,826,927 shares issued and outstanding as of June 30, 2014 and December 31, 2013)	758	758
Additional paid-in capital	1,168,829	1,161,152
Treasury stock, 32,684 shares at cost	(588)	(588)
Accumulated other comprehensive income	26,177	24,204
Accumulated earnings	329,039	321,730

Total stockholders' equity	1,524,429	1,507,470

Total liabilities and stockholders' equity	$4,709,696	$5,046,724

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30, 2014	June 30, 2013
	(unaudited)
Cash flows from operating activities:
Net earnings	$26,885	$51,318
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	106,527	98,832
Gain on extinguishment of debt	(8,544)	(422)
Deferred income taxes	15,440	5,630
Theatre and other closure expense	6,863	3,020
Gain on dispositions	(469)	(4,765)
Stock-based compensation	7,668	—
Equity in earnings and losses from non-consolidated entities, net of distributions	6,360	(14,917)
Landlord contributions	20,495	6,800
Change in assets and liabilities:
Receivables	46,142	28,547
Other assets	(1,785)	(5,464)
Accounts payable	(22,751)	38,138
Accrued expenses and other liabilities	(88,065)	(60,649)
Other, net	(8,518)	(12,564)

Net cash provided by operating activities	106,248	133,504

Cash flows from investing activities:
Capital expenditures	(115,208)	(104,695)
Investments in non-consolidated entities, net	(1,060)	(2,766)
Acquisition of Rave theatres	—	(1,128)
Proceeds from the disposition of long-term assets	9	4,866
Other, net	1,540	(4,677)

Net cash used in investing activities	(114,719)	(108,400)

Cash flows from financing activities:
Proceeds from issuance of Senior Subordinated Notes due 2022	375,000	—
Proceeds from issuance of Term Loan due 2020	—	773,063
Repurchase of Senior Subordinated Notes due 2019	(639,728)	—
Repayment of Term Loan due 2016	—	(464,088)
Repayment of Term Loan due 2018	—	(296,250)
Payment of initial public offering costs	(281)	—
Cash used to pay dividends	(19,489)	—
Deferred financing costs	(7,874)	(8,111)
Principal payments under capital and financing lease obligations	(3,388)	(3,064)
Principal payments under Term Loan	(3,875)	(3,939)
Principal amount of coupon payment under Senior Subordinated Notes due 2020	(3,052)	—
Payment of construction payables	—	(19,404)

Net cash used in financing activities	(302,687)	(21,793)
Effect of exchange rate changes on cash and equivalents	9	(75)

Net increase (decrease) in cash and equivalents	(311,149)	3,236
Cash and equivalents at beginning of period	546,454	133,071

Cash and equivalents at end of period	$235,305	$136,307

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $171 and $273)	$56,631	$76,971
Income taxes, net	1,875	836
Schedule of non-cash investing and financing activities:
Investment in NCM (See Note 2—Investments)	$2,137	$26,315

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

        Initial Public Offering of Holdings:    On December 23, 2013, Holdings completed its initial public offering ("IPO") of 18,421,053 shares of Class A common stock at a price of $18.00 per share. In connection with the IPO, the underwriters exercised in full their option to purchase an additional 2,631,579 shares of Class A common stock. As a result, the total IPO size was 21,052,632 shares of Class A common stock and the net proceeds to Holdings were $355,299,000 after deducting underwriting discounts and commissions and offering expenses. During the six months ended June 30, 2014, the Company paid the remaining $281,000 in accrued offering expenses. The net IPO proceeds of $355,299,000 were contributed by Holdings to AMCE on December 23, 2013.

        As of June 30, 2014, Dalian Wanda Group Co., Ltd. ("Wanda"), owns approximately 77.86% of Holdings' outstanding common stock and 91.34% of the combined voting power of Holdings' outstanding common stock and has the power to control Holdings' affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), entering into mergers, sales of substantially all of the Company's assets and other extraordinary transactions.

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

        Principles of Consolidation:    The consolidated financial statements include the accounts of Holdings and all subsidiaries, as discussed above. All significant intercompany balances and transactions have been eliminated in consolidation. There are no noncontrolling (minority) interests in the Company's consolidated subsidiaries; consequently, all of its stockholders' equity, net earnings and comprehensive income for the periods presented are attributable to controlling interests.

        Discontinued Operations:    The results of operations for the Company's discontinued operations have been eliminated from the Company's continuing operations and classified as discontinued operations for each period presented within the Company's Consolidated Statements of Operations.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

NOTE 1—BASIS OF PRESENTATION (Continued)

During the six months ended June 30, 2013, the Company received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada. The sales price adjustment was related to tax attributes of the theatres sold in Canada, which were not determinable or probable of collection at the date of the sale. The Company completed its tax returns for periods prior to the date of sale during the six months ended June 30, 2013, at which time the buyer was able to determine amounts due pursuant to the sales price adjustment and remit payment to the Company. The Company recorded the additional gain on sale following the guidance for gain contingencies in ASC 450-30-25-1 when the gains were realizable.

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

        Other Income:    The following table sets forth the components of other income:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Gain on redemption of 8.75% Senior Fixed Rate Notes due 2019	$(4,157)	$—	$(8,386)	$—
Gain on redemption and modification of Senior Secured Credit Facility	—	(240)	—	(240)
Other income	—	(54)	—	(54)

Other income	$(4,157)	$(294)	$(8,386)	$(294)

NOTE 2—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the Consolidated Balance Sheets in other long-term assets. Investments in non-consolidated affiliates as of June 30, 2014, include a 14.96% interest in National CineMedia, LLC ("NCM"), a 32% interest in AC JV, LLC ("AC JV"), owner of Fathom Events, a 50% interest in two U.S. motion picture theatres and one IMAX screen, a 29% interest in Digital Cinema Implementation Partners, LLC ("DCIP"), and a 50% interest in Open Road Releasing, LLC, operator of Open Road Films, LLC ("Open Road Films"). Indebtedness held by equity method investees is non-recourse to the Company.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

NOTE 2—INVESTMENTS (Continued)

        RealD Inc. Common Stock.    The Company holds an investment in RealD Inc. common stock, which is accounted for as an equity security, available for sale, and is recorded in the Consolidated Balance Sheets in other long-term assets at fair value (Level 1).

Equity in Earnings (Losses) of Non-Consolidated Entities

        Condensed financial information of the Company's non-consolidated equity method investments for the three months ended June 30, 2014 and June 30, 2013 is shown below:

	Three Months Ended June 30, 2014
(In thousands)	DCIP	Open Road Films	NCM	AC JV	Other	Total
Revenues	$43,396	$49,845	$99,900	$10,296	$7,025	$210,462
Operating costs and expenses	24,331	51,983	73,500	9,182	6,921	165,917

Net earnings (loss)	$19,065	$(2,138)	$26,400	$1,114	$104	$44,545

	Three Months Ended June 30, 2013
(In thousands)	DCIP	Open Road Films	NCM	AC JV	Other	Total
Revenues	$45,022	$36,257	$122,800	$—	$4,070	$208,149
Operating costs and expenses	42,566	14,479	81,700	—	3,426	142,171

Net earnings	$2,456	$21,778	$41,100	$—	$644	$65,978

        Condensed financial information of the Company's non-consolidated equity method investments for the six months ended June 30, 2014 and June 30, 2013 is shown below:

	Six Months Ended June 30, 2014
(In thousands)	DCIP	Open Road Films	NCM	AC JV	Other	Total
Revenues	$86,084	$91,483	$170,100	$16,563	$12,628	$376,858
Operating costs and expenses	61,491	111,001	146,500	14,729	13,181	346,902

Net earnings (loss)	$24,593	$(19,518)	$23,600	$1,834	$(553)	$29,956

	Six Months Ended June 30, 2013
(In thousands)	DCIP	Open Road Films	NCM	AC JV	Other	Total
Revenues	$88,077	$101,434	$205,000	$—	$6,936	$401,447
Operating costs and expenses	73,813	87,334	158,300	—	6,963	326,410

Net earnings (loss)	$14,264	$14,100	$46,700	$—	$(27)	$75,037

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

NOTE 2—INVESTMENTS (Continued)

        The components of the Company's recorded equity in earnings (losses) of non-consolidated entities are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Digital Cinema Implementation Partners, LLC	$5,898	$4,045	$9,545	$7,827
Open Road Releasing, LLC	—	10,269	(8,080)	7,050
National CineMedia, LLC	3,129	8,577	2,009	8,699
AC JV, LLC	356	—	638	—
Other	214	383	101	244

The Company's recorded equity in earnings	$9,597	$23,274	$4,213	$23,820

        DCIP Transactions.    The Company will make capital contributions to DCIP for projector and installation costs in excess of an agreed upon cap ($68,000 per system for digital conversions and $41,500 for new build locations). The Company pays equipment rent monthly and records the equipment rental expense on a straight-line basis over 12 years.

        The Company recorded the following transactions with DCIP:

(In thousands)	June 30, 2014	December 31, 2013
Due from DCIP for equipment purchases	$939	$663
Deferred rent liability for digital projectors	9,184	7,747

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Digital equipment rental expense (continuing operations)	$1,085	$2,662	$4,002	$5,369

        Open Road Films Transactions.    During the three months and six months ended June 30, 2014, the Company suspended equity method accounting for its investment in Open Road Films when the negative investment in Open Road Films reached the Company's capital commitment of $10,000,000. As of June 30, 2014, the Company's share of unrecognized losses in excess of the capital commitment from Open Road Films was $1,680,000.

        The Company recorded the following transactions with Open Road Films:

(In thousands)	June 30, 2014	December 31, 2013
Due from Open Road Films	$1,666	$2,658
Film rent payable to Open Road Films	1,305	1,959

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

NOTE 2—INVESTMENTS (Continued)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Gross film exhibition cost on Open Road Films	$3,400	$1,600	$9,100	$8,700

        NCM Transactions.    As of June 30, 2014, the Company owns 19,194,501 common membership units, or a 14.96% interest, in NCM. The estimated fair market value of the units in NCM was approximately $336,096,000, based on the publically quoted price per share of NCM, Inc. on June 30, 2014 of $17.51 per share.

        On May 5, 2014, NCM, Inc., the sole manager of NCM, announced that it has entered into an agreement to acquire Screenvision, LLC for $375,000,000, consisting of cash and NCM, Inc. common stock. Consummation of the transaction is subject to regulatory approvals and other customary closing conditions.

        The Company recorded the following transactions with NCM:

(In thousands)	June 30, 2014	December 31, 2013
Due from NCM for on-screen advertising revenue	$2,513	$2,266
Due to NCM for Exhibitor Services Agreement	2,287	2,429

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net NCM screen advertising revenues	$8,744	$8,495	$17,372	$16,572
NCM beverage advertising expense	3,281	3,773	6,190	6,721

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

NOTE 2—INVESTMENTS (Continued)

        The Company recorded the following changes in the carrying amount of its investment in NCM and equity in earnings of NCM during the six months ended June 30, 2014:

(In thousands)	Investment in NCM(1)	Exhibitor Services Agreement(2)	Other Comprehensive (Income)	Cash Received (Paid)	Equity in (Earnings) Loss	Advertising (Revenue)
Ending balance December 31, 2013	$272,407	$(329,913)	$(2,282)
Receipt of common units(3)	2,137	(2,137)	—
Receipt of excess cash distributions	(10,401)	—	—	$10,401	$—	$—
Amortization of deferred revenue	—	7,605	—	—	—	(7,605)
Unrealized gain from cash flow hedge	755	—	(755)	—	—	—
Equity in earnings(4)	3,576	—	—	—	(3,576)	—
Equity in loss from amortization of basis difference(5)	(1,567)	—	—	—	1,567	—

For the period ended or balance as of June 30, 2014	$266,907	$(324,445)	$(3,037)	$10,401	$(2,009)	$(7,605)

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

(4)
Represents percentage of ownership equity in earnings on both Tranche 1 and Tranche 2 Investments.

(5)
Certain differences between the Company's carrying value and the Company's share of NCM's membership equity have been identified and are amortized to equity in earnings over the respective lives of the assets and liabilities.

        During the six months ended June 30, 2014 and June 30, 2013, the Company received payments of $8,045,000 and $3,677,000, respectively, related to the NCM tax receivable agreement. The receipts are recorded in investment expense (income) net of related amortization for the NCM tax receivable agreement intangible asset.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

NOTE 2—INVESTMENTS (Continued)

        AC JV Transactions.    In December 2013, NCM spun-off its Fathom Events business to AC JV, a newly formed limited liability company.

        The Company recorded the following transactions with AC JV:

(In thousands)	June 30, 2014	December 31, 2013
Due to AC JV for Fathom Events programming	$57	$—

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Gross exhibition cost on Fathom Events programming	$1,559	$—	$2,515	$—

NOTE 3—CORPORATE BORROWINGS

        A summary of the carrying value of corporate borrowings and capital and financing lease obligations is as follows:

(In thousands)	June 30, 2014	December 31, 2013
Senior Secured Credit Facility-Term Loan due 2020 (3.50% as of June 30, 2014)	$763,759	$767,502
5% Promissory Note payable to NCM due 2019	8,333	8,333
8.75% Senior Fixed Rate Notes due 2019	—	647,666
9.75% Senior Subordinated Notes due 2020	652,258	655,310
5.875% Senior Subordinated Notes due 2022	375,000	—
Capital and financing lease obligations, 8.25% - 11%	112,811	116,199

	1,912,161	2,195,010
Less: current maturities	(22,947)	(16,080)

	$1,889,214	$2,178,930

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

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

NOTE 3—CORPORATE BORROWINGS (Continued)

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

        On April 22, 2014, AMCE gave notice for redemption of all outstanding Notes due 2019 on a redemption date of June 1, 2014 (the "Redemption Date") at a redemption price of 104.375% of the principal amount together with accrued and unpaid interest to the Redemption Date. The aggregate principal amount of the Notes due 2019 outstanding on April 22, 2014 was $136,036,000. AMCE completed the redemption of all of its outstanding Notes due 2019 on June 2, 2014.

        The Company recorded a gain on extinguishment related to the redemption of the Notes due 2019 of approximately $4,161,000 in other income, partially offset by other expenses of $4,000 during the three months ended June 30, 2014. The Company recorded a gain on extinguishment related to the cash tender offer and redemption of the Notes due 2019 of approximately $8,544,000 in other income, partially offset by other expenses of $158,000 during the six months ended June 30, 2014.

AMCE's Notes due 2022

        On February 7, 2014, AMCE completed an offering of $375,000,000 aggregate principal amount of its Senior Subordinated Notes due 2022 (the "Notes due 2022") in a private offering. The Notes due 2022 mature on February 15, 2022. AMCE will pay interest on the Notes due 2022 at 5.875% per annum, semi-annually in arrears on February 15th and August 15th, commencing on August 15, 2014. AMCE may redeem some or all of the Notes due 2022 at any time on or after February 15, 2017 at 104.406% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 15, 2020, plus accrued and unpaid interest to the redemption date. Prior to February 15, 2017, AMCE may redeem the Notes due 2022 at par plus a make-whole premium. AMCE used the net proceeds from the Notes due 2022 private offering, together with a portion of the net proceeds from the Holdings' IPO, to pay the consideration and consent payments for the tender offer for the Notes due 2019, plus any accrued and unpaid interest and related transaction fees and expenses.

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

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

NOTE 3—CORPORATE BORROWINGS (Continued)

        On February 7, 2014, in connection with the issuance of the Notes due 2022, AMCE entered into a registration rights agreement. Subject to the terms of the registration rights agreement, AMCE filed a registration statement on April 1, 2014 pursuant to the Securities Act of 1933, as amended, relating to an offer to exchange the original Notes due 2022 for exchange Notes due 2022 registered pursuant to an effective registration statement; the registration statement was declared effective on April 9, 2014, and AMCE commenced the exchange offer. The exchange notes have terms substantially identical to the original notes except that the exchange notes do not contain terms with respect to transfer restrictions and registration rights and additional interest payable for the failure to consummate the exchange offer within 210 days after the issue date. The exchange offer expired at 5:00 p.m., New York City time, on May 9, 2014, with all original Notes due 2022 exchanged.

Financial Covenants

        Each indenture relating to AMCE's notes (Notes due 2022 and 9.75% Senior Subordinated Notes due 2020 (the "Notes due 2020")) allows it to incur specified permitted indebtedness (as defined therein) without restriction. Each indenture also allows AMCE to incur any amount of additional debt as long as it can satisfy the coverage ratio of each indenture, after giving effect to the event on a pro forma basis. Under the indenture for the Notes due 2020 (AMCE's most restrictive indenture), at June 30, 2014 AMCE could borrow approximately $1,852,400,000 (assuming an interest rate of 6.0% per annum on the additional indebtedness) in addition to specified permitted indebtedness. If AMCE cannot satisfy the coverage ratios of the indentures, generally it can borrow an additional amount under its Senior Secured Credit Facility. The indentures also contain restrictions on AMCE's ability to make distributions to Holdings. Under the most restrictive provision set forth in the note indenture for the Notes due 2020, as of June 30, 2014, the amount of loans and dividends which AMCE could make to Holdings could not exceed approximately $631,801,000 in the aggregate.

        As of June 30, 2014, AMCE was in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2020, and the Notes due 2022.

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

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

NOTE 4—STOCKHOLDERS' EQUITY (Continued)

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

Dividends

        On April 25, 2014, Holdings' Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on June 16, 2014 to stockholders of record on June 6, 2014. Holdings paid dividends and dividend equivalents of $19,489,000 during the six months ended June 30, 2014 and accrued $87,000 for the remaining unpaid dividends at June 30, 2014.

Related Party Transaction

        As of June 30, 2014, the Company recorded a receivable due from Wanda of $1,058,000 for reimbursement of general administrative and other expense incurred on behalf of Wanda.

Temporary Equity

        Certain members of management have the right to require Holdings to repurchase the Class A common stock held by them under certain limited circumstances pursuant to the terms of a stockholders agreement. Beginning on January 1, 2016 (or upon the termination of a management stockholder's employment by the Company without cause, by the management stockholder for good reason, or due to the management stockholder's death or disability) management stockholders will have the right, in limited circumstances, to require Holdings to purchase shares that are not fully and freely tradeable at a price equal to the price per share paid by such management stockholder with appropriate adjustments for any subsequent events such as dividends, splits, or combinations. The shares of Class A common stock, subject to the stockholder agreement, are classified as temporary equity, apart from permanent equity, as a result of the contingent redemption feature contained in the stockholder agreement. The Company determined the amount reflected in temporary equity for the Class A common stock based on the price paid per share by the management stockholders and Wanda at the date of the Merger.

Stock-Based Compensation

        Holdings adopted a stock-based compensation plan in December of 2013.

        The Company has recorded stock-based compensation expense of $1,311,000 and $0 within general and administrative: other during the three months ended June 30, 2014 and June 30, 2013, respectively, and $7,668,000 and $0 during the six months ended June 30, 2014 and June 30, 2013, respectively. The Company's financial statements reflect an increase to additional paid-in capital related to stock-based compensation of $7,668,000 during the six months ended June 30, 2014. As of June 30, 2014, there was approximately $2,522,000 of total estimated unrecognized compensation cost, assuming attainment of

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

NOTE 4—STOCKHOLDERS' EQUITY (Continued)

the performance targets at 100%, related to stock-based compensation arrangements expected to be recognized during the remainder of calendar 2014.

2013 Equity Incentive Plan

        The 2013 Equity Incentive Plan provides for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units, stock awards, and cash performance awards. The maximum number of shares of Holdings' common stock available for delivery pursuant to awards granted under the 2013 Equity Incentive Plan is 9,474,000 shares. At June 30, 2014, the aggregate number of shares of Holdings' common stock remaining available for grant was 8,609,853 shares.

Awards Granted in 2014

        Holdings' Board of Directors approved awards of stock, restricted stock units ("RSUs"), and performance stock units ("PSUs") to certain of the Company's employees and directors under the 2013 Equity Incentive Plan. The fair value of the stock at the grant dates of January 2, 2014, May 12, 2014, and June 25, 2014 was $20.18, $21.61, and $24.44 per share, respectively, and was based on the closing price of Holdings' stock. The award agreements generally had the following features:

  •
  Stock Award Agreement:  On January 2, 2014, two independent members of Holdings' Board of Directors were granted an award of 5,002 fully vested shares of Class A common stock each, for a total award of 10,004 shares. The Company recognized approximately $202,000 of expense during the six months June 30, 2014, in connection with these share grants.

  •
  Restricted Stock Unit Award Agreement:  On January 2, 2014, May 12, 2014, and June 25, 2014, RSU awards of 115,375 units, 1,819 units, and 1,655 units, respectively, were granted to certain members of management. Each RSU represents the right to receive one share of Class A common stock at a future date. The RSUs are fully vested at the date of grant and will be settled on the third anniversary of the date of grant. Under certain termination scenarios defined in the award agreement, the RSUs may be settled within 60 days following termination of service. Participants will receive dividend equivalents equal to the amount paid in respect to the shares of Class A common stock underlying the RSUs. The Company recognized approximately $2,408,000 of expense in general and administrative: other expense during the six months ended June 30, 2014, in connection with these fully vested awards.

    On January 2, 2014, RSU awards of 128,641 units were granted to certain executive officers. The RSUs will be forfeited if Holdings does not achieve a specified cash flow from operating activities target for the twelve months ended December 31, 2014. These awards do not contain a service condition. Participants will receive dividend equivalents from the date of grant, if the shares are not forfeited, equal to the amount paid in respect to the shares of Class A common stock underlying the RSUs. The grant date fair value was $2,596,000. The Company recognized expense for these awards of $2,596,000, in general and administrative: other expense, during the six months ended June 30, 2014, based on current estimates that the performance condition is expected to be achieved.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

NOTE 4—STOCKHOLDERS' EQUITY (Continued)

  •
  Performance Stock Unit Award Agreement:  On January 2, 2014, May 12, 2014, and June 25, 2014, PSU awards were granted to certain members of management and executive officers, with both a free cash flow performance target condition and a 1 year service condition, ending on December 31, 2014. The PSUs will vest ratably based on a scale ranging from 80% to 120% of the performance target with the vested amount ranging from 30% to 150%. If the performance target is met at 100%, the PSU awards granted on January 2, 2014, May 12, 2014, and June 25, 2014 will be 244,016 units, 1,819 units, and 1,655 units, respectively. No PSUs will vest if Holdings does not achieve the free cash flow minimum performance target or the participant's service does not continue through the last day of the performance period, during the twelve months ended December 31, 2014. The vested PSUs will be settled on the third anniversary of the date of grant. Under certain termination scenarios defined in the award agreement, the vested PSUs may be settled within 60 days following termination of service. Participants will accrue dividend equivalents from the date of grant to be paid upon vesting and will receive dividend equivalents after vesting, equal to the amount paid in respect to the shares of Class A common stock underlying the PSUs. Assuming attainment of the performance target at 100%, the Company will recognize expense for these awards of approximately $4,984,000 in general and administrative: other expense over the performance and vesting period during the twelve months ended December 31, 2014. The Company recognized $2,462,000 of expense in general and administrative: other expense during the six months ended June 30, 2014, based on current estimates that the target performance condition is expected to be achieved at 100%.

        The following table represents the RSU and PSU activity for the six months ended June 30, 2014:

	Shares of RSU and PSU	Weighted Average Grant Date Fair Value
Beginning balance at January 1, 2014	—	$—
Granted(1)	494,980	20.22
Vested	(118,849)	20.26
Forfeited	(1,009)	20.18

Nonvested at June 30, 2014	375,122	$20.21

(1)
The number of shares granted under the PSU award, assumes Holdings will attain a performance target of 100%. The PSUs will vest ratably based on a scale ranging from 80% to 120% of the performance target with the vested amount ranging from 30% to 150%.

NOTE 5—INCOME TAXES

        The Company's effective income tax rate is based on expected income, statutory rates and tax planning opportunities available in the various jurisdictions in which it operates. For interim financial reporting, the Company estimates the annual income tax rate based on projected taxable income for

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

NOTE 5—INCOME TAXES (Continued)

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

        The effective tax rate from continuing operations for the six months ended June 30, 2014 and June 30, 2013 was 39.0% and 13.7%, respectively. The Company's tax rate for the six months ended June 30, 2014 differs from the statutory tax rate primarily due to state income taxes. The Company's tax rates for the six months ended June 30, 2013 differ from the statutory tax rate primarily due to the valuation allowance corresponding to the deferred income tax realized with the Company's assessment that realization of its remaining deferred tax assets was unlikely, partially offset by state income taxes. The Company released its valuation allowance against its deferred tax assets at December 31, 2013.

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

June 30, 2014

(Unaudited)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

        Recurring Fair Value Measurements.    The following table summarizes the fair value hierarchy of the Company's financial assets carried at fair value on a recurring basis as of June 30, 2014:

		Fair Value Measurements at June 30, 2014 Using
(In thousands)	Total Carrying Value at June 30, 2014	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Other long-term assets:
Money market mutual funds	$201	$201	$—	$—
Equity securities, available-for-sale:
RealD Inc. common stock	15,603	15,603	—	—
Mutual fund large U.S. equity	2,906	2,906	—	—
Mutual fund small/mid U.S. equity	1,468	1,468	—	—
Mutual fund international	791	791	—	—
Mutual fund balance	762	762	—	—
Mutual fund fixed income	485	485	—	—

Total assets at fair value	$22,216	$22,216	$—	$—

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

        Other Fair Value Measurement Disclosures.    The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at June 30, 2014 Using
(In thousands)	Total Carrying Value at June 30, 2014	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current maturities of corporate borrowings	$15,614	$—	$14,566	$1,389
Corporate borrowings	1,783,736	—	1,825,742	6,944

        Valuation Technique.    Quoted market prices and observable market based inputs were used to estimate fair value for Level 2 inputs. The Level 3 fair value measurement represents the transaction price of the corporate borrowings under market conditions.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

NOTE 7—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        A rollforward of reserves for theatre and other closure and disposition of assets is as follows:

	Six Months Ended
(In thousands)	June 30, 2014	June 30, 2013
Beginning balance	$55,163	$61,344
Theatre and other closure expense	6,863	3,020
Transfer of assets and liabilities	2,439	(54)
Foreign currency translation adjustment	538	(1,404)
Cash payments	(5,794)	(5,716)

Ending balance	$59,209	$57,190

        The current portion of the ending balance totaling $8,308,000 is included with accrued expenses and other liabilities and the long-term portion of the ending balance totaling $50,901,000 is included with other long-term liabilities in the accompanying Consolidated Balance Sheets. Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

        During the three months ended June 30, 2014 and the three months ended June 30, 2013, the Company recognized theatre and other closure expense of $5,498,000 and $1,582,000, respectively, and during the six months ended June 30, 2014 and the six months ended June 30, 2013, the Company recognized theatre and other closure expense of $6,863,000 and $3,020,000, respectively. The increase in theatre and other closure expense during the six months ended June 30, 2014 was primarily due to the permanent closure of one theatre with 13 screens in Canada in May 2014. Theatre and other closure expense included the accretion on previously closed properties with remaining lease obligations.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE INCOME

        The following tables present the changes in accumulated other comprehensive income by component:

(In thousands)	Foreign Currency	Pension and Other Benefits (recorded in General & Administrative: Other)	Unrealized Gains on Marketable Securities (recorded in Investment Expense (Income))	Unrealized Gains from Equity Method Investees' Cash Flow Hedge (recorded in Equity in Earnings of Non-consolidated Entities)	Total
Balance, December 31, 2013	$(351)	$20,967	$1,216	$2,372	$24,204

Other comprehensive income before reclassifications	(433)	—	3,359	(272)	2,654
Amounts reclassified from accumulated other comprehensive income	—	(929)	(15)	263	(681)

Net other comprehensive income (loss)	(433)	(929)	3,344	(9)	1,973

Balance, June 30, 2014	$(784)	$20,038	$4,560	$2,363	$26,177

Allocated tax (expense) benefit 2014	$277	$594	$(2,138)	$6	$(1,261)

(In thousands)	Foreign Currency	Pension and Other Benefits (recorded in General & Administrative: Other)	Unrealized Gains on Marketable Securities (recorded in Investment Expense (Income))	Unrealized Gains from Equity Method Investees' Cash Flow Hedge (recorded in Equity in Earnings of Non-consolidated Entities)	Total
Balance, December 31, 2012	$(530)	$7,264	$1,913	$797	$9,444

Other comprehensive income before reclassifications	1,965	—	3,501	2,468	7,934
Amounts reclassified from accumulated other comprehensive income	—	(38)	(21)	(247)	(306)

Net other comprehensive income (loss)	1,965	(38)	3,480	2,221	7,628

Balance, June 30, 2013	$1,435	$7,226	$5,393	$3,018	$17,072

Allocated tax expense 2013	$—	$—	$—	$—	$—

NOTE 9—EMPLOYEE BENEFIT PLANS

        The Company sponsors frozen non-contributory qualified and non-qualified defined benefit pension plans generally covering all employees who, prior to the freeze, were age 21 or older and had completed at least 1,000 hours of service in their first twelve months of employment, or in a calendar

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

NOTE 9—EMPLOYEE BENEFIT PLANS (Continued)

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

        Net periodic benefit cost recognized for the plans during the three months ended June 30, 2014 and the three months ended June 30, 2013 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Components of net periodic benefit cost:
Service cost	$—	$45	$9	$48
Interest cost	1,152	1,128	53	218
Expected return on plan assets	(1,307)	(1,176)	—	—
Amortization of net gain	(258)	—	(87)	(19)
Amortization of prior service credit	—	—	(416)	—

Net periodic benefit cost (credit)	$(413)	$(3)	$(441)	$247

        Net periodic benefit cost recognized for the plans during the six months ended June 30, 2014 and the six months ended June 30, 2013 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Components of net periodic benefit cost:
Service cost	$—	$90	$18	$97
Interest cost	2,304	2,256	106	435
Expected return on plan assets	(2,614)	(2,353)	—	—
Amortization of net gain	(517)	—	(174)	(38)
Amortization of prior service credit	—	—	(832)	—

Net periodic benefit cost (credit)	$(827)	$(7)	$(882)	$494

NOTE 10—COMMITMENTS AND CONTINGENCIES

        The Company, in the normal course of business, is a party to various ordinary course claims from vendors (including food and beverage suppliers and film distributors), landlords, competitors, and other legal proceedings. If management believes that a loss arising from these actions is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point is more probable than another. As

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

NOTE 10—COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 11—NEW ACCOUNTING PRONOUNCEMENTS

        In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-12, Compensation-Stock Compensation (Topic 718), ("ASU 2014-12"). This update is intended to resolve the diverse accounting treatment of share-based awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the requisite service has already been rendered. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The Company expects to apply the amendments prospectively to all awards granted or modified after the effective date and expects to adopt ASU 2014-12 as of the beginning of 2016. The Company does not anticipate the adoption of ASU 2014-12 to have a material impact on the Company's consolidated financial position, cash flows, or results of operations.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

        In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, ("ASU 2014-08"). This amendment changes the requirements for reporting discontinued operations and includes enhanced disclosures about discontinued operations. Under the amendment, only those disposals of components of an entity that represent a strategic shift that has a major effect on an entity's operations and financial results will be reported as discontinued operations in the financial statements. ASU 2014-08 is effective prospectively for annual periods beginning on or after December 15, 2014, and interim reporting periods within those years. Early adoption is permitted. The Company expects to adopt ASU 2014-08 as of the beginning of 2015 and it does not anticipate the adoption of ASU 2014-08 to have a material impact on the Company's consolidated financial position, cash flows, or results of operations.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

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

NOTE 12—EARNINGS PER SHARE

        Basic earnings per share is computed by dividing net earnings from continuing operations by the weighted-average number of common shares outstanding. Diluted earnings per share includes the effects of contingently issuable RSUs and PSUs, if dilutive.

        The following table sets forth the computation of basic and diluted earnings from continuing operations per common share:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Numerator:
Earnings from continuing operations	$31,414	$61,858	$26,572	$46,621

Denominator (shares in thousands):
Weighted average shares for basic earnings per common share	97,506.68	76,000.03	97,505.44	76,000.03
Common equivalent shares for restricted stock units	121.44	—	122.11	—

Shares for diluted earnings per common share	97,628.12	76,000.03	97,627.55	76,000.03

Basic earnings from continuing operations per common share	$0.32	$0.81	$0.27	$0.61

Diluted earnings from continuing operations per common share	$0.32	$0.81	$0.27	$0.61

        Vested RSUs have dividend rights identical to the Company's Class A and Class B common stock and are treated as outstanding shares for purposes of computing basic and diluted earnings per share.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

NOTE 12—EARNINGS PER SHARE (Continued)

Unvested RSUs and unvested PSUs are subject to performance conditions and are included in diluted earnings per share, if dilutive, using the treasury stock method based on the number of shares, if any, that would be issuable under the terms of the Company's 2013 Equity Incentive Plan if the end of the reporting period were the end of the contingency period.

NOTE 13—SUBSEQUENT EVENT

        On July 29, 2014, Holdings' Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on September 15, 2014 to stockholders of record on September 5, 2014.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

        In addition to historical information, this Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934, as amended, or the "Exchange Act." The words "forecast," "estimate," "project," "intend," "expect," "should," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations of AMC Entertainment Holdings, Inc.," which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

  •
  decreased supply of motion pictures or delayed access to motion pictures;

  •
  quality of motion picture production, spending levels on motion picture marketing, and performance of motion pictures in our markets;

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

  •
  shrinking theatrical exclusive release windows;

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

        Readers are urged to consider these factors carefully in evaluating the forward-looking statements. For further information about these and other risks and uncertainties, see Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013 and our other public filings.

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

Overview

        We are one of the world's leading theatrical exhibition companies and an industry leader in innovation and operational excellence. Our Theatrical Exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs™ customer frequency membership program, rental of theatre auditoriums, income from gift card and packaged tickets sales, on-line ticketing fees and arcade games located in theatre lobbies. As of June 30, 2014, we owned, operated or had interests in 342 theatres and 4,968 screens.

        During the six months ended June 30, 2014, we opened one newly built theatre with 12 screens, acquired 12 screens in the U.S., permanently closed two theatres with 13 screens in the U.S., permanently closed one theatre with 13 screens in Canada and temporarily closed 158 screens and reopened 152 screens in the U.S. to implement our strategy and install consumer experience upgrades.

        Box office admissions are our largest source of revenue. We predominantly license "first-run" films from distributors owned by major film production companies and from independent distributors. We license films on a film-by-film and theatre-by-theatre basis. Film exhibition costs are accrued based on the applicable admissions revenues and estimates of the final settlement pursuant to our film licenses. Licenses that we enter into typically state that rental fees are based on aggregate terms established prior to the opening of the picture. In certain circumstances and less frequently, our rental fees are based on a mutually agreed settlement upon the conclusion of the picture. Under an aggregate terms formula, we pay the distributor a specified percentage of box office gross or pay based on a scale of percentages tied to different amounts of box office gross. The settlement process allows for negotiation based upon how a film actually performs.

        Recliner re-seats are the key feature of full theatre renovations. These exhaustive theatre renovations involve stripping theatres to their basic structure in order to replace finishes throughout, upgrade the sight and sound experience, install modernized points of sale and, most importantly, replace traditional theatre seats with plush, electric recliners that allow customers to deploy a leg rest and fully recline at the push of a button. The renovation process typically involves losing up to two-thirds of a given auditoriums seating capacity. For an industry historically focused on quantity, this reduction in seating capacity could be viewed as counter-intuitive and harmful to revenues. However, the quality improvement in the customer experience is driving, on average, a 74% increase in attendance at these locations. Our customers have responded favorably to the significant personal space gains from ample row depths, ability to recline or stretch their legs, extra-wide pillowed chaise and oversized armrests. The reseated theatres attract more midweek audiences than normal theatres and tend to draw more adults who pay higher ticket prices than teens or young children. We typically do not change ticket prices in the first year after construction, however, in subsequent years we typically increase our ticket prices at our reseated theatres.

        Technical innovation has allowed us to enhance the consumer experience through premium formats such as IMAX, 3D and other large screen formats. When combined with our major markets' customer base, the operating flexibility of digital technology enhances our capacity utilization and dynamic pricing capabilities. This enables us to achieve higher ticket prices for premium formats and provide incremental revenue from the exhibition of alternative content such as live concerts, sporting events, Broadway shows, opera and other non-traditional programming. Within each of our major markets, we are able to charge a premium for these services relative to our smaller markets. We will continue to broaden our content offerings and enhance the customer experience through the installation of additional IMAX and AMC Prime (our proprietary large screen format) screens and the presentation of attractive alternative content.

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

        To address recent consumer trends, we are expanding our menu of enhanced food and beverage products to include made-to-order drinks and meals, customized coffee, healthy snacks, premium beers, wine and mixed drinks and other gourmet products. We plan to invest across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage design improvements to the development of new dine-in theatre options to rejuvenate theatres approaching the end of their useful lives as traditional movie theatres and, in some of our larger theatres, to more efficiently monetize attendance. The costs of these conversions in some cases are partially covered by investments from the theatre landlord. Building on the success of our full-service Dine-In Theatres, we have completed construction of a new concept, AMC Red Kitchen, which emphasizes freshness, speed and convenience. Customers place their orders at a central station and the order is delivered to our customers at their reserved seat. As of June 30, 2014, we have successfully implemented our dine-in theatre concepts at 15 locations, which feature full kitchen facilities, seat-side servers and a separate bar and lounge area.

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

        As of June 30, 2014, we had 2,248 3D enabled screens, including AMC Prime and ETX 3D enabled screens, and 148 IMAX 3D enabled screens; approximately 48.2% of our screens were 3D enabled screens, including IMAX 3D enabled screens, and approximately 3.0% of our screens were IMAX 3D enabled screens. We are the largest IMAX exhibitor in the world with a 45% market share in the United States and each of our IMAX local installations is protected by geographic exclusivity.

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

        The following tables reflect AMC Stubs activity during the three month period and six month period ended June 30, 2014:

			AMC Stubs Revenue for Three Months Ended June 30, 2014
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, March 31, 2014	$12,160	$16,977
Membership fees received	7,457	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	5,121	—	(5,121)	—
Food and beverage	—	8,435	—	—	(8,435)
Rewards redeemed:
Admissions	—	(4,937)	—	4,937	—
Food and beverage	—	(7,999)	—	—	7,999
Amortization of deferred revenue	(7,010)	—	7,010	—	—

For the period ended or balance as of June 30, 2014	$12,607	$17,597	$7,010	$(184)	$(436)

			AMC Stubs Revenue for Six Months Ended June 30, 2014
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, December 31, 2013	$14,258	$17,117
Membership fees received	12,352	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	9,137	—	(9,137)	—
Food and beverage	—	15,294	—	—	(15,294)
Rewards redeemed:
Admissions	—	(9,460)	—	9,460	—
Food and beverage	—	(14,491)	—	—	14,491
Amortization of deferred revenue	(14,003)	—	14,003	—	—

For the period ended or balance as of June 30, 2014	$12,607	$17,597	$14,003	$323	$(803)

        The following table reflects AMC Stubs activity during the three month period and six month period ended June 30, 2013:

			AMC Stubs Revenue for Three Months Ended June 30, 2013
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, March 31, 2013	$9,827	$13,521
Membership fees received	6,996	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	3,869	—	(3,869)	—
Food and beverage	—	9,362	—	—	(9,362)
Rewards redeemed:
Admissions	—	(3,469)	—	3,469	—
Food and beverage	—	(8,384)	—	—	8,384
Amortization of deferred revenue	(5,077)	—	5,077	—	—

For the period ended or balance as of June 30, 2013	$11,746	$14,899	$5,077	$(400)	$(978)

			AMC Stubs Revenue for Six Months Ended June 30, 2013
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, December 31, 2012	$10,596	$15,819
Membership fees received	12,002	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	4,171	—	(4,171)	—
Food and beverage	—	15,286	—	—	(15,286)
Rewards redeemed:
Admissions	—	(6,259)	—	6,259	—
Food and beverage	—	(14,118)	—	—	14,118
Amortization of deferred revenue	(10,852)	—	10,852	—	—

For the period ended or balance as of June 30, 2013	$11,746	$14,899	$10,852	$2,088	$(1,168)

Significant and Subsequent Events

        On January 15, 2014, AMC Entertainment Inc. ("AMCE") launched a cash tender offer and consent solicitation for any and all of its outstanding 8.75% Senior Fixed Rate Notes due 2019 ("Notes due 2019") at a purchase price of $1,038.75 plus a $30.00 consent fee for each $1,000 principal amount of Notes due 2019 validly tendered and accepted by AMCE on or before the consent payment deadline on January 29, 2014 at 5:00 p.m. New York City time (the "Consent Date"). Holders of $463,950,000, or approximately 77.33%, of the Notes due 2019 validly tendered (or defective tender waived by AMCE) and did not withdraw their Notes due 2019 prior to the expiration of the Consent Date. An additional $14,000 of Notes due 2019 was tendered from the Consent Date to the expiration date of the tender offer. The consents received exceeded the amount needed to approve the proposed amendments to the indenture under which the Notes due 2019 were issued. On February 7, 2014, AMCE amended the indenture governing the Notes due 2019 to eliminate substantially all of the restrictive covenants and certain events of default and other related provisions. On February 7, 2014, AMCE accepted for purchase $463,950,000 aggregate principal amount, plus accrued and unpaid interest of the Notes due 2019, at a purchase price of $1,038.75 plus a $30.00 consent fee for each $1,000 principal amount of Notes due 2019 validly tendered (or defective tender waived by AMCE), and, on February 14, 2014, AMCE accepted for purchase the additional $14,000 of Notes due 2019 tendered after the Consent Date, plus accrued and unpaid interest, at a purchase price of $1,038.75 for each $1,000 principal amount of Notes due 2019 validly tendered. On April 22, 2014, AMCE gave notice for redemption of all outstanding Notes due 2019 on a redemption date of June 1, 2014 (the "Redemption Date") at a redemption price of 104.375% of the principal amount together with accrued and unpaid interest to the Redemption Date. The aggregate principal amount of the Notes due 2019 outstanding on April 22, 2014 was $136,036,000. AMCE completed the redemption of all of its outstanding Notes due 2019 on June 2, 2014. We recorded a gain on extinguishment related to the cash tender offer and redemption of the Notes due 2019 of approximately $8,544,000 in other income, partially offset by other expenses of $158,000 during the six months ended June 30, 2014.

        On February 7, 2014, AMCE completed an offering of $375,000,000 aggregate principal amount of its Senior Subordinated Notes due 2022 (the "Notes due 2022") in a private offering. The Notes due 2022 mature on February 15, 2022. AMCE will pay interest on the Notes due 2022 at 5.875% per annum, semi-annually in arrears on February 15th and August 15th, commencing on August 15, 2014. AMCE may redeem some or all of the Notes due 2022 at any time on or after February 15, 2017 at 104.406% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 15, 2020, plus accrued and unpaid interest to the redemption date. Prior to February 15, 2017, AMCE may redeem the Notes due 2022 at par plus a make-whole premium. AMCE used the net proceeds from the Notes due 2022 private offering, together with a portion of the net proceeds from the Holdings' IPO, to pay the consideration and consent payments for the tender offer for the Notes due 2019, plus any accrued and unpaid interest and related transaction fees and expenses.

        On February 7, 2014, in connection with the issuance of its Senior Subordinated Notes due 2022 (the "Notes due 2022"), AMCE entered into a registration rights agreement. Subject to the terms of the registration rights agreement, AMCE filed a registration statement on April 1, 2014 pursuant to the Securities Act of 1933, as amended, relating to an offer to exchange the original Notes due 2022 for exchange Notes due 2022 registered pursuant to an effective registration statement; the registration statement was declared effective on April 9, 2014, and AMCE commenced the exchange offer. The exchange notes will have terms substantially identical to the original notes except that the exchange notes do not contain terms with respect to transfer restrictions and registration rights and additional interest payable for the failure to consummate the exchange offer within 210 days after the issue date. The exchange offer expired at 5:00 p.m., New York City time, on May 9, 2014, with all original Notes due 2022 exchanged.

        On April 25, 2014, Holdings' Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on June 16, 2014 to stockholders of record on June 6, 2014. Holdings paid dividends and dividend equivalents of $19,489,000 during the six months ended June 30, 2014 and accrued $87,000 for the remaining unpaid dividends at June 30, 2014.

        On July 29, 2014, Holdings' Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on September 15, 2014 to stockholders of record on September 5, 2014.

Operating Results

        The following table sets forth our revenues, operating costs and expenses attributable to our theatrical exhibition operations.

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2014	June 30, 2013	% Change	June 30, 2014	June 30, 2013	% Change
Revenues
Theatrical exhibition
Admissions	$478,667	$515,306	-7.1%	$887,687	$898,190	-1.2%
Food and beverage	211,597	219,477	-3.6%	393,361	387,414	1.5%
Other theatre	36,309	27,882	30.2%	68,283	54,863	24.5%

Total revenues	$726,573	$762,665	-4.7%	$1,349,331	$1,340,467	0.7%

Operating Costs and Expenses
Theatrical exhibition
Film exhibition costs	$257,220	$285,395	-9.9%	$469,320	$476,719	-1.6%
Food and beverage costs	30,341	30,550	-0.7%	55,464	53,748	3.2%
Operating expense	189,283	187,219	1.1%	368,976	351,429	5.0%
Rent	113,861	113,542	0.3%	228,805	227,348	0.6%
General and administrative expense:
Merger, acquisition and transaction costs	572	706	-19.0%	934	1,653	-43.5%
Other	15,149	17,034	-11.1%	33,369	33,347	0.1%
Depreciation and amortization	51,750	50,370	2.7%	106,527	98,832	7.8%

Operating costs and expenses	658,176	684,816	-3.9%	1,263,395	1,243,076	1.6%

Operating income	68,397	77,849	-12.1%	85,936	97,391	-11.8%
Other expense (income)
Other income	(4,157)	(294)	* %	(8,386)	(294)	* %
Interest expense:
Corporate borrowings	27,989	32,310	-13.4%	57,647	65,483	-12.0%
Capital and financing lease obligations	2,486	2,637	-5.7%	5,011	5,308	-5.6%
Equity in earnings of non-consolidated entities	(9,597)	(23,274)	58.8%	(4,213)	(23,820)	82.3%
Investment expense (income)	172	282	-39.0%	(7,685)	(3,337)	* %

Total other expense	16,893	11,661	44.9%	42,374	43,340	-2.2%

Earnings from continuing operations before income taxes	51,504	66,188	-22.2%	43,562	54,051	-19.4%
Income tax provision	20,090	4,330	* %	16,990	7,430	* %

Earnings from continuing operations	31,414	61,858	-49.2%	26,572	46,621	-43.0%
Gain (loss) from discontinued operations, net of income taxes	(21)	(282)	92.6%	313	4,697	-93.3%

Net earnings	$31,393	$61,576	-49.0%	$26,885	$51,318	-47.6%

*
Percentage change in excess of 100%

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Operating Data—Continuing Operations:
Screen additions	12	—	12	—
Screens acquisitions	11	18	12	25
Screen dispositions	13	12	26	29
Construction openings (closures), net	13	(10)	(6)	(47)
Average screens—continuing operations(1)	4,878	4,837	4,865	4,855
Number of screens operated			4,968	4,937
Number of theatres operated			342	343
Screens per theatre			14.5	14.4
Attendance (in thousands)—continuing operations(1)	50,139	54,312	94,964	96,977

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

        The following table sets forth our reconciliation of Adjusted EBITDA:

Reconciliation of Adjusted EBITDA
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Earnings from continuing operations	$31,414	$61,858	$26,572	$46,621
Plus:
Income tax provision	20,090	4,330	16,990	7,430
Interest expense	30,475	34,947	62,658	70,791
Depreciation and amortization	51,750	50,370	106,527	98,832
Certain operating expenses(1)	7,982	3,216	14,138	6,354
Equity in earnings of non-consolidated entities	(9,597)	(23,274)	(4,213)	(23,820)
Cash distributions from non-consolidated entities	1,793	2,528	18,618	12,579
Investment expense (income)	172	282	(7,685)	(3,337)
Other income(2)	(4,157)	(240)	(8,386)	(240)
General and administrative expense—unallocated:
Merger, acquisition and transaction costs	572	706	934	1,653
Stock-based compensation expense(3)	1,311	—	7,668	—

Adjusted EBITDA	$131,805	$134,723	$233,821	$216,863

(1)
Amounts represent preopening expense, theatre and other closure expense, deferred digital equipment rent expense, and disposition of assets and other gains included in operating expenses.

(2)
Other income for the three and six months ended June 30, 2014, was due to a net gain of $4,161,000 and $8,544,000, respectively on extinguishment of indebtedness related to the cash tender offer and redemption of the Notes due 2019, partially offset by other expenses of $4,000 and $158,000, respectively.

(3)
Non-cash expense included in general and administrative: other.

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

Results of Operations—For the Three Months Ended June 30, 2014 and June 30, 2013

        Revenues.    Total revenues decreased 4.7%, or $36,092,000, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Admissions revenues decreased 7.1%, or $36,639,000, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to a 7.7% decrease in attendance, partially offset by a 0.6% increase in average ticket price. The decrease in attendance was primarily due to the popularity of film product during the current period, partially offset by increases in attendance as a result of our comfort and convenience theatre renovation initiatives. The increase in average ticket price was primarily an increase related to tickets purchased for 3D premium format film product, partially offset by the decrease in ticket prices for standard 2D film and decreases in attendance for IMAX premium format film product. Food and beverage revenues decreased 3.6%, or $7,880,000, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to the decrease in attendance, partially offset by a 4.5% increase in food and beverage revenues per patron. The increase in food and beverage revenues per patron reflects the popularity of family-oriented film product during the three months ended June 30, 2014 and the contribution of our food and beverage strategic initiatives. Total food and beverage revenues were reduced by deferrals, net of rewards redeemed, of $436,000 and $978,000 related to rewards accumulated under AMC Stubs, during the three months ended June 30, 2014 and the three months ended June 30, 2013, respectively. Other theatre revenues increased 30.2%, or $8,427,000, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to increases in income from package ticket sales, AMC Stubs membership fees earned, income from gift card sales, and internet ticket fees related to our comfort and convenience theatre renovation initiatives and our recently launched AMC Online E-commerce website. The increase in income on packaged tickets of $4,142,000 was due to fair value accounting for the Merger on August 30, 2012. We did not recognize any income on packaged tickets until 18 months after the date of the Merger. We began recognizing income on packaged tickets in March of 2014 and expect to continue recording income prospectively.

        Operating costs and expenses.    Operating costs and expenses decreased 3.9%, or $26,640,000, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Film exhibition costs decreased 9.9%, or $28,175,000, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to the decrease in admissions revenues and the decrease in film exhibition costs as a percentage of admission revenues. As a percentage of admissions revenues, film exhibition costs were 53.7% in the current period and 55.4% in the prior period due to a change in mix to lower grossing film product carrying lower percentage film rent. Food and beverage costs decreased 0.7%, or $209,000, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. As a percentage of food and beverage revenues, food and beverage costs were 14.3% in the current period and 13.9% in the prior period, primarily due to food and beverage cost increases and a shift in product mix to premium items that generate higher costs and lower profit margins. As a percentage of revenues, operating expense was 26.1% in the current period as compared to 24.5% in the prior period, primarily due to increases in theatre and other closure expense resulting from a permanent closure of one theatre in Canada and preopening expense related to our theatre renovation initiatives, partially offset by decreases in deferred digital equipment rent.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs were $572,000 during the three months ended June 30, 2014 compared to $706,000 during the three months ended June 30, 2013.

        Other.    Other general and administrative expense decreased 11.1%, or $1,885,000, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013, due primarily to decreases in expenses related to a discontinued cash-based management profit sharing plan, expenses related to abandoned projects, net periodic benefit costs for our pension and postretirement medical plans, and theatre support center rent, partially offset by increases in stock-based compensation.

        Depreciation and amortization.    Depreciation and amortization increased 2.7%, or $1,380,000, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to the increase in depreciable assets resulting from the capital expenditures of $115,208,000 and $260,823,000, during the six months ended June 30, 2014 and the twelve months ended December 31, 2013, respectively.

Other Expense (Income):

        Other income.    Other income for the three months ended June 30, 2014, was due to a net gain of $4,157,000 on extinguishment of indebtedness related to the redemption of the Notes due 2019.

        Interest expense.    Interest expense decreased 12.8%, or $4,472,000, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to the decrease in interest rates for corporate borrowings and the decrease in aggregate principal amounts of borrowings. In June 2014, AMCE extinguished the remaining outstanding principal of $136,036,000 of the Notes due 2019.

        Equity in earnings of non-consolidated entities.    Equity in earnings of non-consolidated entities were $9,597,000 in the current period compared to equity in earnings of non-consolidated entities of $23,274,000 in the prior period. The decrease in equity in earnings of non-consolidated entities was primarily due to increases in equity in losses from Open Road Releasing, LLC and decreases in equity in earnings from NCM, partially offset by increases in equity in earnings from DCIP. The increase in equity in losses from Open Road Releasing, LLC was primarily due to higher cost of revenues resulting from the timing and structure of theatrical releases and film participation costs during the current period compared to the same period for the prior year. Cash distributions from non-consolidated entities were $1,793,000 during the three months ended June 30, 2014 and $2,528,000 during the three months ended June 30, 2013. See Note 2—Investments of the Notes to Consolidated Financial Statements in Item 1 of Part I hereof for further information.

        Investment expense (income).    Investment expense was $172,000 for the three months ended June 30, 2014 compared to $282,000 for the three months ended June 30, 2013.

        Income tax provision.    The income tax provision from continuing operations was $20,090,000 for the three months ended June 30, 2014 and $4,330,000 for the three months ended June 30, 2013. See Note 5—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I hereof for further information.

        Loss from discontinued operations, net of income taxes.    Losses from discontinued operations were $21,000 and $282,000 during the three months ended June 30, 2014 and June 30, 2013, respectively. In July and August of 2012, we sold or closed 7 of the 8 theatres located in Canada and sold one theatre with 12 screens in the UK. The results of operations of the 7 Canada theatres and the one UK theatre have been classified as discontinued operations for all periods presented.

        Net earnings.    Net earnings were $31,393,000 and $61,576,000 for the three months ended June 30, 2014 and three months ended June 30, 2013, respectively. Net earnings during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 were negatively impacted by the increase in income tax, the decrease in equity in earnings of non-consolidated entities, and the decrease in attendance. Net earnings were positively impacted by the increase in income from packaged tickets and gift card sales and the decrease in interest expense.

Results of Operations—For the Six Months Ended June 30, 2014 and June 30, 2013

        Revenues.    Total revenues increased 0.7%, or $8,864,000, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Admissions revenues decreased 1.2%, or $10,503,000, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to a 2.1% decrease in attendance, partially offset by a 1.0% increase in average ticket price. Total admissions revenues were increased by redemptions, net of deferrals, of $323,000 and $2,088,000, related to rewards accumulated under AMC Stubs, during the six months ended June 30, 2014 and the six months ended June 30, 2013, respectively. The rewards accumulated under AMC Stubs are deferred and recognized in future periods upon redemption or expiration of customer rewards. The increase in average ticket price was primarily due to an increase in ticket prices for standard 2D film, partially offset by the decrease in the net recognition of admissions revenues related to AMC Stubs and decreases in attendance for IMAX premium format film product. Food and beverage revenues increased 1.5%, or $5,947,000, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to the 3.8% increase in food and beverage revenues per patron, partially offset by the decrease in attendance. The increase in food and beverage revenues per patron reflects the popularity of family-oriented film product during the six months ended June 30, 2014 and the contribution of our food and beverage strategic initiatives. Total food and beverage revenues were reduced by deferrals, net of rewards redeemed, of $803,000 and $1,168,000, related to rewards accumulated under AMC Stubs, during the six months ended June 30, 2014 and the six months ended June 30, 2013, respectively. Other theatre revenues increased 24.5%, or $13,420,000, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to increases in income from package ticket sales, AMC Stubs membership fees earned, income from gift card sales, and internet ticket fees related to our comfort and convenience theatre renovation initiatives and our recently launched AMC Online E-commerce website. The increase in income on packaged tickets of $4,701,000 was due to fair value accounting as a result of the Merger on August 30, 2012. We did not recognize any income on packaged tickets until 18 months after the date of the Merger. We began recognizing income on packaged tickets in March of 2014 and expect to continue recording income prospectively.

        Operating costs and expenses.    Operating costs and expenses increased 1.6%, or $20,319,000, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Film exhibition costs decreased 1.6%, or $7,399,000, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to the decrease in admissions revenues and the decrease in film exhibition costs as a percentage of admission revenues. As a percentage of admissions revenues, film exhibition costs were 52.9% in the current period and 53.1% in the prior period due to a change in mix to lower grossing film product carrying lower percentage film rent. Food and beverage costs increased 3.2%, or $1,716,000, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 14.1% in the current period and 13.9% in the prior period, primarily due to food and beverage cost increases and a shift in product mix to premium items that generate higher sales and lower profit margins. As a percentage of revenues, operating expense was 27.3% in the current period as compared to 26.2% in the prior period, primarily due to increases in preopening expense related to our theatre renovation initiatives, theatre and other closure expense resulting from a permanent closure of one theatre in Canada, and utility expenses due to colder weather during the three months ended March 31, 2014. Rent expense increased 0.6%, or $1,457,000, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily from increases in common area maintenance and other expenses associated with snow removal.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs were $934,000 during the six months ended June 30, 2014 compared to $1,653,000 during the six months ended June 30, 2013, primarily due to a decrease in professional and consulting costs related to the Merger and the acquisition of 10 theatres and 156 screens from Rave Review Cinemas, LLC and Rave Digital Media, LLC recorded during the six months ended June 30, 2013.

        Other.    Other general and administrative expense increased 0.1%, or $22,000, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

        Depreciation and amortization.    Depreciation and amortization increased 7.8%, or $7,695,000, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to the increase in depreciable assets resulting from the capital expenditures of $115,208,000 and $260,823,000, during the six months ended June 30, 2014 and the twelve months ended December 31, 2013, respectively.

Other Expense (Income):

        Other income.    Other income for the six months ended June 30, 2014, was due to a net gain of $8,544,000 on extinguishment of indebtedness related to the cash tender offer and redemption of the Notes due 2019, partially offset by other expenses of $158,000.

        Interest expense.    Interest expense decreased 11.5%, or $8,133,000, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to the decrease in interest rates for corporate borrowings and the decrease in aggregate principal amounts of borrowings. In February 2014, AMCE completed an offering of $375,000,000 aggregate principal amount of its 5.875% Senior Subordinated Notes due 2022. In February 2014, AMCE extinguished $463,964,000 of its 8.75% Senior Fixed Rate Notes due 2019 and in June 2014, extinguished the remaining outstanding principal of $136,036,000 of its 8.75% Senior Fixed Rate Notes due 2019. In April 2013, AMCE entered into a new Senior Secured Credit Facility and replaced its former Senior Secured Credit Facility.

        Equity in earnings of non-consolidated entities.    Equity in earnings of non-consolidated entities were $4,213,000 in the current period compared to $23,820,000 in the prior period. The decrease in equity in earnings of non-consolidated entities was primarily due to increases in equity in losses from Open Road Releasing, LLC and decreases in equity in earnings from NCM, partially offset by increases in equity in earnings from DCIP. The increase in equity in losses from Open Road Releasing, LLC was primarily due to higher cost of revenues resulting from timing and structure of theatrical releases and film participation costs during the current period compared to the same period for the prior year. Cash distributions from non-consolidated entities were $18,618,000 during the current period and $12,579,000 during the six months ended June 30, 2013 and include payments related to the NCM tax receivable agreement recorded in investment income. See Note 2—Investments of the Notes to Consolidated Financial Statements in Item 1 of Part I hereof for further information.

        Investment expense (income).    Investment income was $7,685,000 for the six months ended June 30, 2014 compared to $3,337,000 for the six months ended June 30, 2013. The investment income for the current period includes payments received of $8,045,000 related to the NCM tax receivable agreement compared to payments received of $3,677,000 in the prior period.

        Income tax provision.    The income tax provision from continuing operations was $16,990,000 for the six months ended June 30, 2014 and $7,430,000 for the six months ended June 30, 2013. See Note 5—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I hereof for further information.

        Gain from discontinued operations, net of income taxes.    In July and August of 2012, we sold or closed 7 of the 8 theatres located in Canada and sold one theatre with 12 screens in the UK. The results of operations of the 7 Canada theatres and the one UK theatre have been classified as discontinued operations for all periods presented. During the six months ended June 30, 2013, we received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada. The sales price adjustment was related to tax attributes of the theatres sold in Canada which were not determinable or probable of collection at the date of the sale. We completed our tax returns, for periods prior to the date of sale, during the six months ended June 30, 2013, at which time the buyer was able to determine amounts due pursuant to the sales price adjustment and remit payment to us. We recorded the additional gain on sale at the time the gain was realizable.

        Net earnings.    Net earnings were $26,885,000 and $51,318,000 for the six months ended June 30, 2014 and the six months ended June 30, 2013, respectively. Net earnings during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 were negatively impacted by the decrease in equity in earnings of non-consolidated entities, the decrease in attendance, the increase in income tax provision, and the decrease in gain from discontinued operations. Net earnings were positively impacted by the increase in income from packaged tickets and gift card sales, the net gain on extinguishment of Notes due 2019, the decrease in interest expense, and the increase in NCM tax receivable payment.

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

        We had working capital (deficit) surplus as of June 30, 2014 and December 31, 2013 of $(108,172,000) and $185,527,000, respectively. The change in working capital from December 31, 2013 to June 30, 2014 was due to the extinguishment of the Notes due 2019, partially offset by borrowings from the Notes due 2022. Working capital included $159,944,000 and $202,833,000 of deferred revenues and income as of June 30, 2014 and December 31, 2013, respectively. AMCE has the ability to borrow under its Senior Secured Credit Facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments). As of June 30, 2014, AMCE had $136,798,000 available for borrowing, net of letters of credit, under its revolving Senior Secured Credit Facility.

        On July 29, 2014, Holdings' Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on September 15, 2014 to stockholders of record on September 5, 2014.

        We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures and acquisitions currently and for at least the next 12 months and enable us to maintain compliance with covenants related to the Senior Secured Credit Facility, the Notes due 2020, and the Notes due 2022. We are considering various options with respect to the utilization of cash and equivalents on hand in excess of our anticipated operating needs. Such options may include, but are not limited to, capital expenditures to fund strategic initiatives, acquisition of theatres or theatre companies, repayment of corporate borrowings of AMCE, and payment of dividends.

Holdings' Company Status

        Holdings is a holding company with no operations of its own and has no ability to service interest or principal on AMCE's indebtedness or pay dividends other than through any dividends it may receive from its subsidiaries. AMCE's Senior Secured Credit Facility and note indentures contain provisions which limit the amount of dividends and advances which it may pay or make to Holdings. Under the most restrictive of these provisions, set forth in the note indenture for the Notes due 2020, at June 30, 2014, the amount of loans and dividends which AMCE could make to Holdings may not exceed approximately $631,801,000 in the aggregate. Provided no event of default has occurred or would result, the Senior Secured Credit Facility also permits AMCE to pay cash dividends to Holdings for specified purposes, including indemnification claims, taxes, up to $4,000,000 annually for operating expenses, repurchases of equity awards to satisfy tax withholding obligations, specified management fees, fees and expenses of permitted equity and debt offerings and to pay for the repurchase of stock from employees, directors and consultants under benefit plans up to specified amounts. Depending on the net senior secured leverage ratio, as defined in the senior secured credit facility, AMCE may also pay Holdings a portion of net cash proceeds from specified assets sales.

Cash Flows from Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $106,248,000 and $133,504,000 during the six months ended June 30, 2014 and the six months ended June 30, 2013, respectively. The decrease in cash flows provided by operating activities for the six months ended June 30, 2014 was primarily due to decreases in film payables, accounts payables, deferred revenues for gift cards and packaged tickets, and accrued bonuses, partially offset by increases in receivable collections, landlord contributions, and decreases in cash interest payments.

Cash Flows from Investing Activities

        Cash flows used in investing activities, as reflected in the Consolidated Statements of Cash Flows, were $114,719,000 and $108,400,000, during the six months ended June 30, 2014 and the six months ended June 30, 2013, respectively. Cash outflows from investing activities include capital expenditures of $115,208,000 and $104,695,000 during the six months ended June 30, 2014 and the six months ended June 30, 2013, respectively. Our capital expenditures primarily consisted of strategic growth and other initiatives, maintaining our theatre circuit, and technology upgrades. We expect that our gross cash outflows for capital expenditures will be approximately $240,000,000 to $260,000,000 for 2014, before giving effect to expected landlord contributions of approximately $40,000,000 to $60,000,000.

        During the six months ended June 30, 2013, we received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada and proceeds of $200,000 related to other dispositions of long-term assets.

        We fund the costs of constructing, maintaining and remodeling new theatres through existing cash balances; cash generated from operations, landlord contributions, or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for the construction costs. We may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases.

Cash Flows from Financing Activities

        Cash flows used in financing activities, as reflected in the Consolidated Statement of Cash Flows, were $302,687,000 and $21,793,000 during the six months ended June 30, 2014 and the six months ended June 30, 2013, respectively. Financing activities for the current period primarily consist of the repurchase of Notes due 2019, dividend payments, and payments related to the Senior Secured Credit Facility and capital and financial lease obligations, partially offset by the proceeds from issuance of Notes due 2022.

        On February 7, 2014, AMCE issued $375,000,000 aggregate principal amount of its Notes due 2022 and used the net proceeds, together with a portion of the net proceeds from the IPO, to pay the consideration and consent payments for the tender offer for the Notes due 2019, plus any accrued and unpaid interest and related transaction fees and expenses. The deferred financing costs paid related to the issuance of the Notes due 2022 were $7,874,000, during the six months ended June 30, 2014. AMCE repurchased the Notes due 2019 during the six months ended June 30, 2014 for $639,728,000. See Note 3—Corporate Borrowings and Note 1—Basis of Presentation of the Notes to Consolidated Financial Statements in Item 1 of Part I for further information.

        On April 25, 2014, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on June 16, 2014 to stockholders of record on June 6, 2014. Holdings paid dividends and dividend equivalents of $19,489,000 during the six months ended June 30, 2014 and accrued $87,000 for the remaining unpaid dividends at June 30, 2014.

        Each indenture relating to AMCE's notes (Notes due 2022 and Notes due 2020) allows it to incur specified permitted indebtedness (as defined therein) without restriction. Each indenture also allows AMCE to incur any amount of additional debt as long as it can satisfy the coverage ratio of each indenture, after giving effect to the event on a pro forma basis. Under the indenture for the Notes due 2020 (AMCE's most restrictive indenture), at June 30, 2014 AMCE could borrow approximately $1,852,400,000 (assuming an interest rate of 6.0% per annum on the additional indebtedness) in addition to specified permitted indebtedness. If AMCE cannot satisfy the coverage ratios of the indentures, generally it can borrow an additional amount under its Senior Secured Credit Facility.

        As of June 30, 2014, AMCE was in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2020, and the Notes due 2022.

Investment in NCM LLC

        We hold an investment of 14.96% in NCM LLC accounted for following the equity method as of June 30, 2014. The estimated fair market value of these units was approximately $336,096,000, based upon the publically quoted price per share of NCM, Inc. on June 30, 2014 of $17.51 per share. Because we have little tax basis in these units, the sale of all these units at June 30, 2014 would require us to report taxable income of approximately $470,046,000, including distributions received from NCM LLC that were previously deferred. Our investment in NCM LLC is a source of liquidity for us and we expect that any sales we may make of NCM LLC units would be made in such a manner to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

Commitments and Contingencies

        As disclosed in Note 3—Corporate Borrowings of the Notes to the Consolidated Financial Statements in Item 1 of Part I hereof, on January 15, 2014, AMCE launched a cash tender offer and consent solicitation for any and all of its then outstanding Notes due 2019. On February 7, 2014, AMCE accepted for purchase $463,950,000 aggregate principal amount, plus accrued and unpaid interest of the Notes due 2019, at a purchase price of $1,038.75 plus a $30.00 consent fee for each $1,000 principal amount of Notes due 2019 validly tendered (or defective tender waived by AMCE), and, on February 14, 2014, AMCE accepted for purchase the additional $14,000 of Notes due 2019 tendered after the Consent Date, plus accrued and unpaid interest, at a purchase price of $1,038.75 for each $1,000 principal amount of Notes due 2019 validly tendered. On February 7, 2014, AMCE issued $375,000,000 aggregate principal amount of Notes due 2022 and used the net proceeds, together with a portion of the net proceeds from the Holdings IPO, to pay the consideration and consent payments for the tender offer for the Notes due 2019, plus any accrued and unpaid interest and related transaction fees and expenses. On April 22, 2014, AMCE gave notice for redemption of all outstanding Notes due 2019 on a redemption date of June 1, 2014 at a redemption price of 104.375% of the principal amount together with accrued and unpaid interest to the Redemption Date. The aggregate principal amount of the Notes due 2019 outstanding on April 22, 2014 was $136,036,000. AMCE completed the redemption of all of its outstanding Notes due 2019 on June 2, 2014.

        The Company has commitments and contingencies for capital and financing leases, corporate borrowings, operating leases, capital related betterments and pension funding that were summarized in a table in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. In February 2014, AMCE completed the offering of $375,000,000 aggregate principal amount of its Notes due 2022 and during the six months ended June 30, 2014 extinguished $600,000,000 principal amount of its Notes due 2019. The commitments table included in the Company's Annual Report as of December 31, 2013 has been adjusted to reflect the completed debt issuance and extinguishments.

        Minimum annual cash payments required under existing capital and financing lease obligations, maturities of corporate borrowings, future minimum rental payments under existing operating leases, furniture, fixtures, and equipment and leasehold purchase provisions, capital related betterments and pension funding that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2013 are as follows:

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to various market risks.

        Market risk on variable-rate financial instruments.    At June 30, 2014, AMCE maintained a Senior Secured Credit Facility comprised of a $150,000,000 revolving credit facility and $775,000,000 of Senior Secured Term Loans due 2020. The Senior Secured Credit Facility provides for borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR, with a minimum base rate of 1.75% and a minimum rate for LIBOR borrowings of 0.75%. The rate in effect at June 30, 2014 for the outstanding Senior Secured Term Loan due 2020 was a LIBOR based rate of 3.50% per annum. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At June 30, 2014, AMCE had no variable-rate borrowings under its revolving credit facility and had an aggregate principal balance of $763,759,000 outstanding under the Senior Secured Term Loan due 2020. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $3,862,000 during the six months ended June 30, 2014.

        Market risk on fixed-rate financial instruments.    Included in long-term corporate borrowings at June 30, 2014 were principal amounts of $600,000,000 of AMCE's Notes due 2020 and $375,000,000 of AMCE's Notes due 2022. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2020 and Notes due 2022 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2020 and Notes due 2022.

Item 4.    Controls and Procedures.

  (a)
  Evaluation of disclosure controls and procedures.

        The Company maintains a set of disclosure controls and procedures designed to ensure that material information required to be disclosed in its filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that material information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer have evaluated these disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures were effective.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosure

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits.

EXHIBIT INDEX

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

AMC ENTERTAINMENT HOLDINGS, INC.
Date: August 6, 2014	/s/ GERARDO I. LOPEZ Gerardo I. Lopez Chief Executive Officer, Director and President
Date: August 6, 2014	/s/ CRAIG R. RAMSEY Craig R. Ramsey Executive Vice President and Chief Financial Officer