Form 10-Q
period 2014-09-30
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2014-11-07
CIK 1411579

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of shares outstanding as of October 17, 2014
Class A common stock Class B common stock	21,559,189 75,826,927

AMC ENTERTAINMENT HOLDINGS, INC.

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(unaudited)		(unaudited)
Revenues
Admissions	$417,448	$466,988	$1,305,135	$1,365,178
Food and beverage	189,065	201,612	582,426	589,026
Other theatre	27,391	27,384	95,674	82,247

Total revenues	633,904	695,984	1,983,235	2,036,451

Operating costs and expenses
Film exhibition costs	220,608	242,006	689,928	718,725
Food and beverage costs	27,209	26,284	82,673	80,032
Operating expense	177,949	182,630	546,925	534,059
Rent	112,258	111,865	341,063	339,213
General and administrative:
Merger, acquisition and transaction costs	78	299	1,012	1,952
Other	12,961	26,450	46,330	59,797
Depreciation and amortization	54,327	48,603	160,854	147,435

Operating costs and expenses	605,390	638,137	1,868,785	1,881,213

Operating income	28,514	57,847	114,450	155,238
Other expense (income)
Other expense (income)	(11)	110	(8,397)	(184)
Interest expense:
Corporate borrowings	26,897	32,221	84,544	97,704
Capital and financing lease obligations	2,448	2,606	7,459	7,914
Equity in earnings of non-consolidated entities	(13,087)	(14,323)	(17,300)	(38,143)
Investment expense (income)	181	(69)	(7,504)	(3,406)

Total other expense	16,428	20,545	58,802	63,885

Earnings from continuing operations before income taxes	12,086	37,302	55,648	91,353
Income tax provision	4,710	3,430	21,700	10,860

Earnings from continuing operations	7,376	33,872	33,948	80,493
Gain (loss) from discontinued operations, net of income taxes	—	(407)	313	4,290

Net earnings	$7,376	$33,465	$34,261	$84,783

Basic earnings per share:
Earnings from continuing operations	$0.08	$0.45	$0.35	$1.06
Earnings (loss) from discontinued operations	—	(0.01)	—	0.06

Basic earnings per share	$0.08	$0.44	$0.35	$1.12

Average shares outstanding—Basic	97,506	76,000	97,506	76,000
Diluted earnings per share:
Earnings from continuing operations	$0.08	$0.45	$0.35	$1.06
Earnings (loss) from discontinued operations	—	(0.01)	—	0.06

Diluted earnings per share	$0.08	$0.44	$0.35	$1.12

Average shares outstanding—Diluted	97,628	76,000	97,628	76,000
Dividends declared per basic and diluted common share	$0.20	$—	$0.40	$—

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(unaudited)		(unaudited)
Net earnings	$7,376	$33,465	$34,261	$84,783
Foreign currency translation adjustment, net of tax	1,090	(1,624)	657	341
Pension and other benefit adjustments:
Amortization of gains included in net periodic benefit costs, net of tax	(211)	(20)	(632)	(58)
Amortization of prior service credit included in net periodic benefit costs, net of tax	(254)	—	(762)	—
Unrealized gains on marketable securities:
Unrealized holding gains (losses) arising during the period, net of tax	(2,597)	(8,342)	762	(4,841)
Less: reclassification adjustment for gains included in investment expense (income), net of tax	(10)	(280)	(25)	(301)
Unrealized gains from equity method investees' cash flow hedge:
Unrealized holding gains arising during the period, net of tax	408	21	136	2,489
Holding (gains) losses reclassified to equity in earnings of non-consolidated entities, net of tax	134	(43)	397	(290)

Other comprehensive income (loss)	(1,440)	(10,288)	533	(2,660)

Total comprehensive income	$5,936	$23,177	$34,794	$82,123

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$155,506	$546,454
Receivables, net	42,938	106,148
Deferred tax asset	90,109	110,097
Other current assets	80,735	80,824

Total current assets	369,288	843,523
Property, net	1,214,036	1,179,754
Intangible assets, net	227,716	234,319
Goodwill	2,289,800	2,289,800
Deferred tax asset	96,824	96,824
Other long-term assets	415,251	402,504

Total assets	$4,612,915	$5,046,724

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$181,727	$268,163
Accrued expenses and other liabilities	148,391	170,920
Deferred revenues and income	150,065	202,833
Current maturities of corporate borrowings and capital and financing lease obligations	23,144	16,080

Total current liabilities	503,327	657,996
Corporate borrowings	1,780,270	2,069,672
Capital and financing lease obligations	103,525	109,258
Exhibitor services agreement	320,630	329,913
Other long-term liabilities	394,584	370,946

Total liabilities	3,102,336	3,537,785

Commitments and contingencies
Class A common stock (temporary equity) ($.01 par value, 173,150 shares issued and 136,381 shares outstanding as of September 30, 2014; 173,150 shares issued and 140,466 shares outstanding as of December 31, 2013)	1,426	1,469

Stockholders' equity:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 21,422,808 shares issued and outstanding as of September 30, 2014; 21,412,804 shares issued and outstanding as of December 31, 2013)	214	214
Class B common stock ($.01 par value, 75,826,927 shares authorized; 75,826,927 shares issued and outstanding as of September 30, 2014 and December 31, 2013)	758	758
Additional paid-in capital	1,167,285	1,161,152
Treasury stock (36,769 shares as of September 30, 2014 and 32,684 shares as of December 31, 2013, at cost)	(680)	(588)
Accumulated other comprehensive income	24,737	24,204
Accumulated earnings	316,839	321,730

Total stockholders' equity	1,509,153	1,507,470

Total liabilities and stockholders' equity	$4,612,915	$5,046,724

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30, 2014	September 30, 2013
	(unaudited)
Cash flows from operating activities:
Net earnings	$34,261	$84,783
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	160,854	147,435
Gain on extinguishment of debt	(8,544)	(422)
Amortization of premium on corporate borrowings	—	(9,447)
Deferred income taxes	19,665	8,430
Theatre and other closure expense	8,224	4,489
Gain on dispositions	(400)	(4,545)
Stock-based compensation	6,072	—
Equity in earnings and losses from non-consolidated entities, net of distributions	(1,587)	(21,020)
Landlord contributions	45,188	13,959
Deferred rent	(13,146)	(4,202)
Change in assets and liabilities:
Receivables	61,609	55,991
Other assets	54	(2,045)
Accounts payable	(91,265)	(24,690)
Accrued expenses and other liabilities	(98,285)	(44,228)
Other, net	(4,110)	177

Net cash provided by operating activities	118,590	204,665

Cash flows from investing activities:
Capital expenditures	(182,968)	(175,361)
Investments in non-consolidated entities, net	(1,471)	(3,013)
Acquisition of Rave theatres	—	(1,128)
Proceeds from the disposition of long-term assets	9	4,646
Other, net	939	(5,422)

Net cash used in investing activities	(183,491)	(180,278)

Cash flows from financing activities:
Proceeds from issuance of Senior Subordinated Notes due 2022	375,000	—
Proceeds from issuance of Term Loan due 2020	—	773,063
Repurchase of Senior Subordinated Notes due 2019	(639,728)	—
Repayment of Term Loan due 2016	—	(464,088)
Repayment of Term Loan due 2018	—	(296,250)
Payment of initial public offering costs	(281)	—
Cash used to pay dividends	(39,003)	—
Purchase of treasury stock	(92)	—
Deferred financing costs	(7,952)	(9,549)
Principal payments under capital and financing lease obligations	(5,144)	(4,651)
Principal payments under Term Loan	(5,813)	(5,876)
Principal amount of coupon payment under Senior Subordinated Notes due 2020	(3,052)	—
Payment of construction payables	—	(19,404)

Net cash used in financing activities	(326,065)	(26,755)
Effect of exchange rate changes on cash and equivalents	18	(75)

Net decrease in cash and equivalents	(390,948)	(2,443)
Cash and equivalents at beginning of period	546,454	133,071

Cash and equivalents at end of period	$155,506	$130,628

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $231 and $438)	$77,655	$86,672
Income taxes, net	1,890	497
Schedule of non-cash investing and financing activities:
Investment in NCM (See Note 2—Investments)	$2,137	$26,315

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

        Initial Public Offering of Holdings:    On December 23, 2013, Holdings completed its initial public offering ("IPO") of 18,421,053 shares of Class A common stock at a price of $18.00 per share. In connection with the IPO, the underwriters exercised in full their option to purchase an additional 2,631,579 shares of Class A common stock. As a result, the total IPO size was 21,052,632 shares of Class A common stock and the net proceeds to Holdings were $355,299,000 after deducting underwriting discounts and commissions and offering expenses. During the nine months ended September 30, 2014, the Company paid the remaining $281,000 in accrued offering expenses. The net IPO proceeds of $355,299,000 were contributed by Holdings to AMCE on December 23, 2013.

        As of September 30, 2014, Dalian Wanda Group Co., Ltd. ("Wanda"), owns approximately 77.86% of Holdings' outstanding common stock and 91.34% of the combined voting power of Holdings' outstanding common stock and has the power to control Holdings' affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), entering into mergers, sales of substantially all of the Company's assets and other extraordinary transactions.

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

        Use of Estimates:    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to: (1) Impairments, (2) Film exhibition costs, (3) Income and operating taxes, (4) Theatre and other closure expense, and (5) Gift card and packaged ticket income. Actual results could differ from those estimates.

        Principles of Consolidation:    The accompanying unaudited consolidated financial statements include the accounts of Holdings and all subsidiaries, as discussed above, and should be read in conjunction with the Company's Annual Report on Form 10-K for the twelve months ended December 31, 2013. The September 30, 2014 consolidated balance sheet data does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company's financial position and results of operations. All significant intercompany balances and transactions have been eliminated in consolidation. There are no noncontrolling

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

NOTE 1—BASIS OF PRESENTATION (Continued)

(minority) interests in the Company's consolidated subsidiaries; consequently, all of its stockholders' equity, net earnings and comprehensive income for the periods presented are attributable to controlling interests. Due to the seasonal nature of the Company's business, results for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2014. The Company manages its business under one operating segment called Theatrical Exhibition.

        Discontinued Operations:    The results of operations for the Company's discontinued operations have been eliminated from the Company's continuing operations and classified as discontinued operations for each period presented within the Company's Consolidated Statements of Operations. During the nine months ended September 30, 2013, the Company received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada. The sales price adjustment was related to tax attributes of the theatres sold in Canada, which were not determinable or probable of collection at the date of the sale. The Company completed its tax returns for periods prior to the date of sale during the nine months ended September 30, 2013, at which time the buyer was able to determine amounts due pursuant to the sales price adjustment and remit payment to the Company. The Company recorded the additional gain on sale following the guidance for gain contingencies in ASC 450-30-25-1 when the gains were realizable.

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

        Other Income:    The following table sets forth the components of other expense (income):

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Gain on redemption of 8.75% Senior Fixed Rate Notes due 2019	$—	$—	$(8,386)	$—
Loss (gain) on redemption and modification of Senior Secured Credit Facility	—	110	—	(130)
Other income	(11)	—	(11)	(54)

Other expense (income)	$(11)	$110	$(8,397)	$(184)

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

NOTE 2—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the Consolidated Balance Sheets in other long-term assets. Investments in non-consolidated affiliates as of September 30, 2014, include a 14.96% interest in National CineMedia, LLC ("NCM" or "NCM LLC"), a 32% interest in AC JV, LLC ("AC JV"), owner of Fathom Events, a 50% interest in two U.S. motion picture theatres and one IMAX screen, a 29% interest in Digital Cinema Implementation Partners, LLC ("DCIP"), and a 50% interest in Open Road Releasing, LLC, operator of Open Road Films, LLC ("Open Road Films"). Indebtedness held by equity method investees is non-recourse to the Company.

        RealD Inc. Common Stock.    The Company holds an investment in RealD Inc. common stock, which is accounted for as an equity security, available for sale, and is recorded in the Consolidated Balance Sheets in other long-term assets at fair value (Level 1).

Equity in Earnings (Losses) of Non-Consolidated Entities

        Condensed financial information of the Company's non-consolidated equity method investments for the three months ended September 30, 2014 and the three months ended September 30, 2013 is shown below:

	Three Months Ended September 30, 2014
(In thousands)	DCIP	Open Road Films	NCM	AC JV	Other	Total
Revenues	$41,600	$36,913	$100,800	$9,656	$7,334	$196,303
Operating costs and expenses	23,841	26,333	73,800	8,652	6,520	139,146

Net earnings	$17,759	$10,580	$27,000	$1,004	$814	$57,157

	Three Months Ended September 30, 2013
(In thousands)	DCIP	Open Road Films	NCM	AC JV	Other	Total
Revenues	$46,321	$24,405	$135,100	$—	$5,378	$211,204
Operating costs and expenses	29,792	21,219	83,300	—	5,257	139,568

Net earnings	$16,529	$3,186	$51,800	$—	$121	$71,636

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

NOTE 2—INVESTMENTS (Continued)

        Condensed financial information of the Company's non-consolidated equity method investments for the nine months ended September 30, 2014 and the nine months ended September 30, 2013 is shown below:

	Nine Months Ended September 30, 2014
(In thousands)	DCIP	Open Road Films	NCM	AC JV	Other	Total
Revenues	$127,684	$128,396	$270,900	$26,219	$19,962	$573,161
Operating costs and expenses	85,332	137,334	220,300	23,381	19,701	486,048

Net earnings (loss)	$42,352	$(8,938)	$50,600	$2,838	$261	$87,113

	Nine Months Ended September 30, 2013
(In thousands)	DCIP	Open Road Films	NCM	AC JV	Other	Total
Revenues	$134,398	$125,839	$340,100	$—	$12,314	$612,651
Operating costs and expenses	103,605	108,553	241,600	—	12,220	465,978

Net earnings	$30,793	$17,286	$98,500	$—	$94	$146,673

        The components of the Company's recorded equity in earnings (losses) of non-consolidated entities are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Digital Cinema Implementation Partners, LLC	$5,537	$5,159	$15,082	$12,986
Open Road Releasing, LLC	3,630	1,600	(4,450)	8,650
National CineMedia, LLC	3,249	7,218	5,258	15,917
AC JV, LLC	321	—	959	—
Other	350	346	451	590

The Company's recorded equity in earnings	$13,087	$14,323	$17,300	$38,143

        DCIP Transactions.    The Company will make capital contributions to DCIP for projector and installation costs in excess of an agreed upon cap ($68,000 per system for digital conversions and for year five of the agreement, $41,500 for new build locations). The Company pays equipment rent monthly and records the equipment rental expense on a straight-line basis over 12 years.

        The Company recorded the following transactions with DCIP:

(In thousands)	September 30, 2014	December 31, 2013
Due from DCIP for equipment purchases	$322	$663
Deferred rent liability for digital projectors	9,107	7,747

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

NOTE 2—INVESTMENTS (Continued)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Digital equipment rental expense (continuing operations)	$1,268	$2,886	$5,270	$8,255

        Open Road Films Transactions.    During the three months and nine months ended September 30, 2014, the Company resumed the equity method of accounting for its investment in Open Road Films. The Company previously suspended the equity method when the negative investment in Open Road Films reached the Company's capital commitment of $10,000,000.

        The Company recorded the following transactions with Open Road Films:

(In thousands)	September 30, 2014	December 31, 2013
Due from Open Road Films	$2,175	$2,658
Film rent payable to Open Road Films	202	1,959

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Gross film exhibition cost on Open Road Films	$900	$1,800	$10,000	$10,500

        NCM Transactions.    As of September 30, 2014, the Company owns 19,194,501 common membership units, or a 14.96% interest, in NCM. The estimated fair market value of the units in NCM was approximately $278,512,000, based on the publically quoted price per share of NCM, Inc. on September 30, 2014 of $14.51 per share.

        On May 5, 2014, NCM, Inc., the sole manager of NCM, announced that it has entered into an agreement to acquire Screenvision, LLC for $375,000,000, consisting of cash and NCM, Inc. common stock. Consummation of the transaction is subject to regulatory approvals and other customary closing conditions as discussed further in Note 10—Commitments and Contingencies.

        The Company recorded the following transactions with NCM:

(In thousands)	September 30, 2014	December 31, 2013
Due from NCM for on-screen advertising revenue	$1,458	$2,266
Due to NCM for Exhibitor Services Agreement	1,201	2,429

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net NCM screen advertising revenues	$8,482	$8,435	$25,854	$25,007
NCM beverage advertising expense	2,887	3,604	9,077	10,325

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

NOTE 2—INVESTMENTS (Continued)

        The Company recorded the following changes in the carrying amount of its investment in NCM and equity in earnings of NCM during the nine months ended September 30, 2014:

(In thousands)	Investment in NCM(1)	Exhibitor Services Agreement(2)	Other Comprehensive (Income)	Cash Received (Paid)	Equity in (Earnings) Loss	Advertising (Revenue)
Ending balance December 31, 2013	$272,407	$(329,913)	$(2,282)
Receipt of common units(3)	2,137	(2,137)	—
Receipt of excess cash distributions	(15,484)	—	—	$15,484	$—	$—
Amortization of deferred revenue	—	11,420	—	—	—	(11,420)
Unrealized gain from cash flow hedge	1,136	—	(1,136)	—	—	—
Equity in earnings(4)	7,609	—	—	—	(7,609)	—
Equity in loss from amortization of basis difference(5)	(2,351)	—	—	—	2,351	—

For the period ended or balance as of September 30, 2014	$265,454	$(320,630)	$(3,418)	$15,484	$(5,258)	$(11,420)

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

        During the nine months ended September 30, 2014 and September 30, 2013, the Company received payments of $8,045,000 and $3,677,000, respectively, related to the NCM tax receivable agreement. The receipts are recorded in investment expense (income) net of related amortization for the NCM tax receivable agreement intangible asset.

        AC JV Transactions.    In December 2013, NCM spun-off its Fathom Events business to AC JV, a newly formed limited liability company.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

NOTE 2—INVESTMENTS (Continued)

        The Company recorded the following transactions with AC JV:

(In thousands)	September 30, 2014	December 31, 2013
Due to AC JV for Fathom Events programming	$474	$—

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Gross exhibition cost on Fathom Events programming	$1,961	$—	$4,476	$—

NOTE 3—CORPORATE BORROWINGS

        A summary of the carrying value of corporate borrowings and capital and financing lease obligations is as follows:

(In thousands)	September 30, 2014	December 31, 2013
Senior Secured Credit Facility-Term Loan due 2020 (3.50% as of September 30, 2014)	$761,889	$767,502
5% Promissory Note payable to NCM due 2019	8,333	8,333
8.75% Senior Fixed Rate Notes due 2019	—	647,666
9.75% Senior Subordinated Notes due 2020	650,662	655,310
5.875% Senior Subordinated Notes due 2022	375,000	—
Capital and financing lease obligations, 8.25% - 11%	111,055	116,199

	1,906,939	2,195,010
Less: current maturities	(23,144)	(16,080)

	$1,883,795	$2,178,930

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

September 30, 2014

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

        The Company recorded a gain on extinguishment related to the cash tender offer and redemption of the Notes due 2019 of approximately $8,544,000 in other income, partially offset by other expenses of $158,000 during the nine months ended September 30, 2014.

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

        AMCE filed a registration statement on April 1, 2014 pursuant to the Securities Act of 1933, as amended, relating to an offer to exchange the original Notes due 2022 for exchange Notes due 2022.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

NOTE 3—CORPORATE BORROWINGS (Continued)

The registration statement was declared effective on April 9, 2014. After the exchange offer expired on May 9, 2014, all of the original Notes due 2022 were exchanged.

Financial Covenants

        Each indenture relating to the Notes due 2022 and the 9.75% Senior Subordinated Notes due 2020 (the "Notes due 2020") allows AMCE to incur specified permitted indebtedness (as defined therein) without restriction. Each indenture also allows AMCE to incur any amount of additional debt as long as it can satisfy the coverage ratio of each indenture, after giving effect to the event on a pro forma basis. Under the indenture for the Notes due 2020 (AMCE's most restrictive indenture), at September 30, 2014 AMCE could borrow approximately $1,571,700,000 (assuming an interest rate of 6.5% per annum on the additional indebtedness) in addition to specified permitted indebtedness. If AMCE cannot satisfy the coverage ratios of the indentures, generally it can borrow an additional amount under its Senior Secured Credit Facility. The indentures also contain restrictions on AMCE's ability to make distributions to Holdings. Under the most restrictive provision set forth in the note indenture for the Notes due 2020, as of September 30, 2014, the amount of loans and dividends which AMCE could make to Holdings could not exceed approximately $646,637,000 in the aggregate.

        As of September 30, 2014, AMCE was in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2020, and the Notes due 2022.

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

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

NOTE 4—STOCKHOLDERS' EQUITY (Continued)

Dividends

        The following is a summary of dividends and dividend equivalents paid to stockholders during the nine months ended September 30, 2014:

Declaration Date	Record Date	Date Paid	Amount per Share of Common Stock
April 25, 2014	June 6, 2014	June 16, 2014	$0.20
July 29, 2014	September 5, 2014	September 15, 2014	0.20

        The Company paid dividends and dividend equivalents of $39,003,000 during the nine months ended September 30, 2014, increased additional paid-in capital for recognition of deferred tax assets of $18,000 related to the dividends equivalents paid, and accrued $149,000 for the remaining unpaid dividends at September 30, 2014.

Related Party Transaction

        As of September 30, 2014, the Company recorded a receivable due from Wanda of $833,000 for reimbursement of general administrative and other expense incurred on behalf of Wanda.

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

        During the nine months ended September 30, 2014, certain members of management received $92,000 by tendering shares of Class A common stock to Holdings with an original recorded historical cost of $43,000. As a result of this transaction, temporary equity declined by $43,000 and additional paid-in capital increased by $43,000.

Treasury Stock

        During the nine months ended September 30, 2014, Holdings used cash on hand to purchase 4,085 shares of Class A common stock for fair value of $92,000 from certain members of management.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

NOTE 4—STOCKHOLDERS' EQUITY (Continued)

Stock-Based Compensation

        Holdings adopted a stock-based compensation plan in December of 2013.

        The Company recognized a credit in stock-based compensation expense of $1,596,000 and $0 within general and administrative: other during the three months ended September 30, 2014 and September 30, 2013, respectively, and stock-based compensation expense of $6,072,000 and $0 during the nine months ended September 30, 2014 and September 30, 2013, respectively. The Company's financial statements reflect an increase to additional paid-in capital related to stock-based compensation of $6,072,000 during the nine months ended September 30, 2014. As of September 30, 2014, there was approximately $5,197,000 of total estimated unrecognized compensation cost, assuming attainment of the performance targets at 100%, related to stock-based compensation arrangements expected to be recognized during the remainder of calendar 2014.

2013 Equity Incentive Plan

        The 2013 Equity Incentive Plan provides for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units, stock awards, and cash performance awards. The maximum number of shares of Holdings' common stock available for delivery pursuant to awards granted under the 2013 Equity Incentive Plan is 9,474,000 shares. At September 30, 2014, the aggregate number of shares of Holdings' common stock remaining available for grant was 8,609,853 shares.

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

        Holdings' Board of Directors and Compensation Committee approved a modification to the performance target of the original PSU grant, which resulted in re-measurement of the fair value of the PSU awards as of September 15, 2014. In September 2014, the Board of Directors approved an increase in authorized capital expenditures for the twelve months ended December 31, 2014 of $38,800,000 to accelerate deployment of certain customer experience enhancing strategic initiatives. As a result, the PSU awards' free cash flow performance target was no longer considered probable of being met. The PSU free cash flow performance target was modified on September 15, 2014 to consider the impact of the additional authorized capital expenditures, making the awards probable at that time. The fair value of the stock at the modification date of September 15, 2014 was $24.60 per share and was based on the closing price of Holdings' stock.

        The award agreements generally had the following features:

  •
  Stock Award Agreement:  On January 2, 2014, two independent members of Holdings' Board of Directors were granted an award of 5,002 fully vested shares of Class A common stock each, for a total award of 10,004 shares. The Company recognized approximately $202,000 of expense in

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

NOTE 4—STOCKHOLDERS' EQUITY (Continued)

    general and administrative: other expense during the nine months ended September 30, 2014, in connection with these share grants.

  •
  Restricted Stock Unit Award Agreement:  On January 2, 2014, May 12, 2014, and June 25, 2014, RSU awards of 115,375 units, 1,819 units, and 1,655 units, respectively, were granted to certain members of management. Each RSU represents the right to receive one share of Class A common stock at a future date. The RSUs are fully vested at the date of grant and will be settled on the third anniversary of the date of grant. Under certain termination scenarios defined in the award agreement, the RSUs may be settled within 60 days following termination of service. Participants will receive dividend equivalents equal to the amount paid in respect to the shares of Class A common stock underlying the RSUs. The Company recognized approximately $2,408,000 of expense in general and administrative: other expense during the nine months ended September 30, 2014, in connection with these fully vested awards.

    On January 2, 2014, RSU awards of 128,641 units were granted to certain executive officers. The RSUs will be forfeited if Holdings does not achieve a specified cash flow from operating activities target for the twelve months ended December 31, 2014. These awards do not contain a service condition. Participants will receive dividend equivalents from the date of grant, if the shares are not forfeited, equal to the amount paid in respect to the shares of Class A common stock underlying the RSUs. The grant date fair value was $2,596,000. The Company recognized expense for these awards of $2,596,000, in general and administrative: other expense, during the nine months ended September 30, 2014, based on current estimates that the performance condition is expected to be achieved.

  •
  Performance Stock Unit Award Agreement:  On January 2, 2014, May 12, 2014, and June 25, 2014, PSU awards were granted to certain members of management and executive officers, with both a 2014 free cash flow performance target condition and a 1 year service condition, ending on December 31, 2014. The PSUs will vest ratably based on a scale ranging from 80% to 120% of the performance target with the vested amount ranging from 30% to 150%. If the performance target is met at 100%, the PSU awards granted on January 2, 2014, May 12, 2014, and June 25, 2014 will be 244,016 units, 1,819 units, and 1,655 units, respectively. On September 15, 2014, the terms of the original PSU grants were modified, which resulted in re-measurement of the fair value of the PSU awards. No PSUs will vest if Holdings does not achieve the free cash flow minimum performance target or the participant's service does not continue through the last day of the performance period, during the twelve months ended December 31, 2014. The vested PSUs will be settled on the third anniversary of the date of grant. Under certain termination scenarios defined in the award agreement, the vested PSUs may be settled within 60 days following termination of service. Participants will accrue dividend equivalents from the date of grant to be paid upon vesting and will receive dividend equivalents after vesting, equal to the amount paid in respect to the shares of Class A common stock underlying the PSUs. During the three months ended September 30, 2014, the Company recognized a credit of $1,596,000 in general and administrative: other expense, primarily due to the reversal of stock-based compensation expense of $2,462,000 previously recognized prior to the modification of the performance target of the PSU awards as a result of the negative impact of the change in

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

NOTE 4—STOCKHOLDERS' EQUITY (Continued)

    authorized capital expenditures, partially offset by expense of $866,000 recognized related to the modified awards. Assuming attainment of the modified performance target at 100%, the Company will recognize expense for these awards of approximately $6,063,000 in general and administrative: other expense over the period of September 15, 2014 through December 31, 2014. The Company recognized $866,000 of expense in general and administrative: other expense during the nine months ended September 30, 2014, based on current estimates that the target performance condition is expected to be achieved at 100%.

        The following table represents the RSU and PSU activity for the nine months ended September 30, 2014:

	Shares of RSU and PSU	Weighted Average Grant Date Fair Value
Beginning balance at January 1, 2014	—	$—
Granted(1)	494,980	22.40
Vested	(118,849)	20.26
Forfeited	(1,009)	20.18

Nonvested at September 30, 2014	375,122	$23.08

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

        The effective tax rate from continuing operations for the nine months ended September 30, 2014 and September 30, 2013 was 39.0% and 11.9%, respectively. The Company's tax rate for the nine months ended September 30, 2014 differs from the statutory tax rate primarily due to state income taxes. The Company's tax rates for the three and nine months ended September 30, 2013 differ from the statutory tax rate primarily due to the valuation allowance corresponding to the deferred income tax realized with the Company's assessment that realization of its remaining deferred tax assets was

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

NOTE 5—INCOME TAXES (Continued)

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

        Recurring Fair Value Measurements.    The following table summarizes the fair value hierarchy of the Company's financial assets carried at fair value on a recurring basis as of September 30, 2014:

		Fair Value Measurements at September 30, 2014 Using
(In thousands)	Total Carrying Value at September 30, 2014	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Other long-term assets:
Money market mutual funds	$127	$127	$—	$—
Equity securities, available-for-sale:
RealD Inc. common stock	11,457	11,457	—	—
Mutual fund large U.S. equity	2,857	2,857	—	—
Mutual fund small/mid U.S. equity	1,476	1,476	—	—
Mutual fund international	758	758	—	—
Mutual fund balance	743	743	—	—
Mutual fund fixed income	468	468	—	—

Total assets at fair value	$17,886	$17,886	$—	$—

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

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

        Other Fair Value Measurement Disclosures.    The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at September 30, 2014 Using
(In thousands)	Total Carrying Value at September 30, 2014	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current maturities of corporate borrowings	$15,614	$—	$14,207	$1,389
Corporate borrowings	1,780,270	—	1,774,614	6,944

        Valuation Technique.    Quoted market prices and observable market based inputs were used to estimate fair value for Level 2 inputs. The Level 3 fair value measurement represents the transaction price of the corporate borrowings under market conditions.

NOTE 7—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        A rollforward of reserves for theatre and other closure and disposition of assets is as follows:

	Nine Months Ended
(In thousands)	September 30, 2014	September 30, 2013
Beginning balance	$55,163	$61,344
Theatre and other closure expense	8,224	4,489
Transfer of assets and liabilities	2,439	(55)
Foreign currency translation adjustment	(885)	(322)
Cash payments	(9,063)	(8,947)

Ending balance	$55,878	$56,509

        In the accompanying Consolidated Balance Sheets, the current portion of the ending balance totaling $7,913,000 is included with accrued expenses and other liabilities and the long-term portion of the ending balance totaling $47,965,000 is included with other long-term liabilities. Theatre and other closure reserves for leases that have not been terminated were recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

        During the three months ended September 30, 2014 and the three months ended September 30, 2013, the Company recognized theatre and other closure expense of $1,361,000 and $1,469,000, respectively, and during the nine months ended September 30, 2014 and the nine months ended September 30, 2013, the Company recognized theatre and other closure expense of $8,224,000 and $4,489,000, respectively. The increase in theatre and other closure expense during the nine months ended September 30, 2014 was primarily due to the permanent closure of one theatre with 13 screens in Canada in May 2014. Theatre and other closure expense includes the accretion on previously closed properties with remaining lease obligations.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE INCOME

        The following tables present the changes in accumulated other comprehensive income by component:

(In thousands)	Foreign Currency	Pension and Other Benefits (recorded in General & Administrative: Other)	Unrealized Gains on Marketable Securities (recorded in Investment Expense (Income))	Unrealized Gains from Equity Method Investees' Cash Flow Hedge (recorded in Equity in Earnings of Non-consolidated Entities)	Total
Balance, December 31, 2013	$(351)	$20,967	$1,216	$2,372	$24,204

Other comprehensive income before reclassifications	657	—	762	136	1,555
Amounts reclassified from accumulated other comprehensive income	—	(1,394)	(25)	397	(1,022)

Net other comprehensive income (loss)	657	(1,394)	737	533	533

Balance, September 30, 2014	$306	$19,573	$1,953	$2,905	$24,737

Allocated tax (expense) benefit 2014	$(420)	$890	$(471)	$(341)	$(342)

(In thousands)	Foreign Currency	Pension and Other Benefits (recorded in General & Administrative: Other)	Unrealized Gains on Marketable Securities (recorded in Investment Expense (Income))	Unrealized Gains from Equity Method Investees' Cash Flow Hedge (recorded in Equity in Earnings of Non-consolidated Entities)	Total
Balance, December 31, 2012	$(530)	$7,264	$1,913	$797	$9,444

Other comprehensive income before reclassifications	341	—	(4,841)	2,489	(2,011)
Amounts reclassified from accumulated other comprehensive income	—	(58)	(301)	(290)	(649)

Net other comprehensive income (loss)	341	(58)	(5,142)	2,199	(2,660)

Balance, September 30, 2013	$(189)	$7,206	$(3,229)	$2,996	$6,784

Allocated tax expense 2013	$—	$—	$—	$—	$—

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

September 30, 2014

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

        The Company made pension contributions of approximately $2,360,000 during 2014.

        Net periodic benefit cost recognized for the plans during the three months ended September 30, 2014 and the three months ended September 30, 2013 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Components of net periodic benefit cost:
Service cost	$—	$45	$9	$49
Interest cost	1,153	1,128	54	217
Expected return on plan assets	(1,308)	(1,177)	—	—
Amortization of net gain	(259)	—	(87)	(20)
Amortization of prior service credit	—	—	(417)	—

Net periodic benefit cost (credit)	$(414)	$(4)	$(441)	$246

        Net periodic benefit cost recognized for the plans during the nine months ended September 30, 2014 and the nine months ended September 30, 2013 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Components of net periodic benefit cost:
Service cost	$—	$135	$27	$146
Interest cost	3,457	3,384	160	652
Expected return on plan assets	(3,922)	(3,530)	—	—
Amortization of net gain	(776)	—	(261)	(58)
Amortization of prior service credit	—	—	(1,249)	—

Net periodic benefit cost (credit)	$(1,241)	$(11)	$(1,323)	$740

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

September 30, 2014

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

        On May 5, 2014, NCM, Inc., the sole manager of NCM LLC, announced that it has entered into an agreement to acquire Screenvision, LLC for $375,000,000, consisting of cash and NCM, Inc. common stock. Consummation of the transaction is subject to regulatory approvals and other customary closing conditions. If NCM, Inc. does not receive this approval or if the closing conditions in the agreement cannot be satisfied, NCM Inc. may be required to pay a termination fee of approximately $28,800,000. NCM LLC would indemnify NCM, Inc. and bear a pro rata portion of this fee based upon NCM, Inc.'s ownership percentage in NCM LLC, with NCM LLC's founding members bearing the remainder of the fee in accordance with their ownership percentage in NCM LLC. The Company holds an investment in NCM LLC of 14.96% as of September 30, 2014. As of September 30, 2014, NCM LLC did not have a liability recorded for this termination fee as it does not believe payment to be probable. As described in Note 13—Subsequent Events, on November 3, 2014, the U.S. Department of Justice filed an antitrust lawsuit seeking to enjoin the proposed acquisition of Screenvision, LLC by NCM, Inc.

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

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

NOTE 11—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

NOTE 12—EARNINGS PER SHARE (Continued)

        The following table sets forth the computation of basic and diluted earnings from continuing operations per common share:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Numerator:
Earnings from continuing operations	$7,376	$33,872	$33,948	$80,493

Denominator (shares in thousands):
Weighted average shares for basic earnings per common share	97,506	76,000	97,506	76,000
Common equivalent shares for restricted stock units	122	—	122	—

Shares for diluted earnings per common share	97,628	76,000	97,628	76,000

Basic earnings from continuing operations per common share	$0.08	$0.45	$0.35	$1.06

Diluted earnings from continuing operations per common share	$0.08	$0.45	$0.35	$1.06

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

NOTE 13—SUBSEQUENT EVENT

        On October 27, 2014, Holdings' Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on December 15, 2014 to stockholders of record on December 5, 2014.

        On November 3, 2014, the U.S. Department of Justice (the "DOJ") filed an antitrust lawsuit seeking to enjoin the proposed acquisition of Screenvision, LLC by NCM, Inc.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

        In addition to historical information, this Report on Form 10-Q contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "forecast," "estimate," "project," "intend," "expect," "should," "believe" and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Instead they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

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

  •
  failures, unavailability or security breaches of our information systems;

  •
  our investment in equity in earnings from NCM may be negatively impacted by the competitive environment in which NCM operates and by the risks associated with its strategic initiatives, including its anticipated acquisition of Screenvision, LLC;

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

        Readers are urged to consider these factors carefully in evaluating the forward-looking statements. For further information about these and other risks and uncertainties as well as strategic initiatives, see Item 1A. "Risk Factors" and Item 1. "Business" in our Annual Report on Form 10-K for the year ended December 31, 2013 and our other public filings.

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

Overview

        We are one of the world's leading theatrical exhibition companies and an industry leader in innovation and operational excellence. Our Theatrical Exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs™ customer frequency membership program, rental of theatre auditoriums, income from gift card and packaged tickets sales, on-line ticketing fees and arcade games located in theatre lobbies. As of September 30, 2014, we owned, operated or had interests in 344 theatres and 4,959 screens.

        During the nine months ended September 30, 2014, we opened one newly built theatre with 12 screens, acquired 30 screens in the U.S., permanently closed two theatres with 13 screens in the U.S., permanently closed one theatre with 13 screens in Canada and temporarily closed 236 screens and reopened 203 screens in the U.S. to implement our strategy and install consumer experience upgrades.

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

        Recliner re-seats are the key feature of full theatre renovations. These exhaustive theatre renovations involve stripping theatres to their basic structure in order to replace finishes throughout, upgrade the sight and sound experience, install modernized points of sale and, most importantly, replace traditional theatre seats with plush, electric recliners that allow customers to deploy a leg rest and fully recline at the push of a button. The renovation process typically involves losing up to two-thirds of a given auditorium's seating capacity. For an industry historically focused on quantity, this reduction in seating capacity could be viewed as counter-intuitive and harmful to revenues. However, the quality improvement in the customer experience is driving, on average, a 70% increase in attendance at these locations. Our customers have responded favorably to the significant personal space gains from ample row depths, ability to recline or stretch their legs, extra-wide pillowed chaise and oversized armrests. The reseated theatres attract more midweek audiences than normal theatres and tend to draw more adults who pay higher ticket prices than teens or young children. We typically do not change ticket prices in the first year after construction, however, in subsequent years we typically increase our ticket prices at our reseated theatres.

        Rebalancing of the new supply-demand relationship created by recliner re-seats presents us two further opportunities to improve customer convenience and maximize operating results: open-source internet ticketing and reserved seating.

        Open-source internet ticketing makes all our seats (over 879,000) in all our theatres and auditoriums for all our showtimes as available as possible, on as many websites as possible. This is a significant departure from the prior ten-year practice, when tickets to any one of our buildings were only available on one website. We believe increased online access is important because it captures customers' purchase intent more immediately and directly than if we had to wait until they showed up at the theatre box office to make a purchase. Once our customers buy a ticket, they are less likely to change their mind. Carefully monitoring internet pre-sales also lets us adjust capacity in real time, moving movies that are poised to overperform to larger capacity or more auditoriums, thereby maximizing yield.

        Reserved seating, at some of our busiest theatres, allows our customers to choose a specific seat in advance of the movie. We believe that knowing there is a specifically chosen seat waiting for a show that promises to be a sellout is comforting to our customers, and removes anxiety around the experience. We believe reserved seating will become increasingly prevalent to the point of being a pre-requisite in the medium-term future.

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

        To address recent consumer trends, we are expanding our menu of enhanced food and beverage products to include made-to-order drinks and meals, customized coffee, healthy snacks, premium beers, wine and mixed drinks and other gourmet products. We plan to invest across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage design improvements to the development of new dine-in theatre options to rejuvenate theatres approaching the end of their useful lives as traditional movie theatres and, in some of our larger theatres, to more efficiently monetize attendance. The costs of these conversions in some cases are partially covered by investments from the theatre landlord. Building on the success of our full-service Dine-In Theatres, we have completed construction of a new concept, AMC Red Kitchen, which emphasizes freshness, speed and convenience. Customers place their orders at a central station and the order is delivered to our customers at their reserved seat. As of September 30, 2014, we have successfully implemented our dine-in theatre concepts at 15 locations, which feature full kitchen facilities, seat-side servers and a separate bar and lounge area.

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

        As of September 30, 2014, we had 2,253 3D enabled screens, including AMC Prime and ETX 3D enabled screens, and 146 IMAX 3D enabled screens; approximately 48.4% of our screens were 3D enabled screens, including IMAX 3D enabled screens, and approximately 2.9% of our screens were IMAX 3D enabled screens. Our IMAX screen count as of September 30, 2014, does not include two of our IMAX auditoriums that were temporarily closed for remodeling. We are the largest IMAX exhibitor in the world with a 45% market share in the United States and each of our IMAX local installations is protected by geographic exclusivity.

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

        The following tables reflect AMC Stubs activity during the three month period and nine month period ended September 30, 2014:

			AMC Stubs Revenue for Three Months Ended September 30, 2014
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, June 30, 2014	$12,607	$17,597
Membership fees received	5,298	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	3,638	—	(3,638)	—
Food and beverage	—	5,737	—	—	(5,737)
Rewards redeemed:
Admissions	—	(4,077)	—	4,077	—
Food and beverage	—	(7,072)	—	—	7,072
Amortization of deferred revenue	(6,128)	—	6,128	—	—

For the period ended or balance as of September 30, 2014	$11,777	$15,823	$6,128	$439	$1,335

			AMC Stubs Revenue for Nine Months Ended September 30, 2014
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, December 31, 2013	$14,258	$17,117
Membership fees received	17,650	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	12,775	—	(12,775)	—
Food and beverage	—	21,031	—	—	(21,031)
Rewards redeemed:
Admissions	—	(13,537)	—	13,537	—
Food and beverage	—	(21,563)	—	—	21,563
Amortization of deferred revenue	(20,131)	—	20,131	—	—

For the period ended or balance as of September 30, 2014	$11,777	$15,823	$20,131	$762	$532

        The following table reflects AMC Stubs activity during the three month period and nine month period ended September 30, 2013:

			AMC Stubs Revenue for Three Months Ended September 30, 2013
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, June 30, 2013	$11,746	$14,899
Membership fees received	9,554	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	5,799	—	(5,799)	—
Food and beverage	—	13,231	—	—	(13,231)
Rewards redeemed:
Admissions	—	(5,497)	—	5,497	—
Food and beverage	—	(12,448)	—	—	12,448
Amortization of deferred revenue	(6,651)	—	6,651	—	—

For the period ended or balance as of September 30, 2013	$14,649	$15,984	$6,651	$(302)	$(783)

			AMC Stubs Revenue for Nine Months Ended September 30, 2013
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, December 31, 2012	$10,596	$15,819
Membership fees received	21,556	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	9,970	—	(9,970)	—
Food and beverage	—	28,517	—	—	(28,517)
Rewards redeemed:
Admissions	—	(11,756)	—	11,756	—
Food and beverage	—	(26,566)	—	—	26,566
Amortization of deferred revenue	(17,503)	—	17,503	—	—

For the period ended or balance as of September 30, 2013	$14,649	$15,984	$17,503	$1,786	$(1,951)

Significant and Subsequent Events

        On January 15, 2014, AMC Entertainment Inc. ("AMCE") launched a cash tender offer and consent solicitation for any and all of its outstanding 8.75% Senior Fixed Rate Notes due 2019 ("Notes due 2019") at a purchase price of $1,038.75 plus a $30.00 consent fee for each $1,000 principal amount of Notes due 2019 validly tendered and accepted by AMCE on or before the consent payment deadline on January 29, 2014 at 5:00 p.m. New York City time (the "Consent Date"). Holders of $463,950,000, or approximately 77.33%, of the Notes due 2019 validly tendered (or defective tender waived by AMCE) and did not withdraw their Notes due 2019 prior to the expiration of the Consent Date. An additional $14,000 of Notes due 2019 was tendered from the Consent Date to the expiration date of the tender offer. The consents received exceeded the amount needed to approve the proposed amendments to the indenture under which the Notes due 2019 were issued. On February 7, 2014, AMCE amended the indenture governing the Notes due 2019 to eliminate substantially all of the restrictive covenants and certain events of default and other related provisions. On February 7, 2014, AMCE accepted for purchase $463,950,000 aggregate principal amount, plus accrued and unpaid interest of the Notes due 2019, at a purchase price of $1,038.75 plus a $30.00 consent fee for each $1,000 principal amount of Notes due 2019 validly tendered (or defective tender waived by AMCE), and, on February 14, 2014, AMCE accepted for purchase the additional $14,000 of Notes due 2019 tendered after the Consent Date, plus accrued and unpaid interest, at a purchase price of $1,038.75 for each $1,000 principal amount of Notes due 2019 validly tendered. On April 22, 2014, AMCE gave notice for redemption of all outstanding Notes due 2019 on a redemption date of June 1, 2014 (the "Redemption Date") at a redemption price of 104.375% of the principal amount together with accrued and unpaid interest to the Redemption Date. The aggregate principal amount of the Notes due 2019 outstanding on April 22, 2014 was $136,036,000. AMCE completed the redemption of all of its outstanding Notes due 2019 on June 2, 2014. We recorded a gain on extinguishment related to the cash tender offer and redemption of the Notes due 2019 of approximately $8,544,000 in other income, partially offset by other expenses of $158,000 during the nine months ended September 30, 2014.

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

        AMCE filed a registration statement on April 1, 2014 pursuant to the Securities Act of 1933, as amended, relating to an offer to exchange the original Notes due 2022 for exchange Notes due 2022. The registration statement was declared effective on April 9, 2014. After the exchange offer expired on May 9, 2014, all the original Notes due 2022 were exchanged.

        On April 25, 2014, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on June 16, 2014 to stockholders of record on June 6, 2014. On July 29, 2014, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on September 15, 2014 to stockholders of record on September 5, 2014. We paid dividends and dividend equivalents of $39,003,000 during the nine months ended September 30, 2014 and accrued $149,000 for the remaining unpaid dividends at September 30, 2014.

        Our Board of Directors and Compensation Committee approved a modification to the performance target of the original PSU grant, which resulted in re-measurement of the fair value of the PSU awards as of September 15, 2014. In September 2014, the Board of Directors approved an increase to authorized capital expenditures for the twelve months ended December 31, 2014 of $38,800,000 to accelerate deployment of certain customer experience enhancing strategic initiatives. As a result, the PSU awards' free cash flow performance target was no longer considered probable of being met. The PSU free cash flow performance target was modified on September 15, 2014 to consider the impact of the additional authorized capital expenditures, making the awards probable at that time. The fair value of the stock at the modification date of September 15, 2014 was $24.60 per share and was based on the closing price of Holdings' stock. During the three months ended September 30, 2014, we recognized a credit of $1,596,000 in general and administrative: other expense, primarily due to the reversal of stock-based compensation expense of $2,426,000 previously recognized prior to the modification of the terms of the PSU awards as a result of the negative impact of the change in authorized capital expenditures, partially offset by expense of $866,000 recognized related to the modified awards. Assuming attainment of the modified performance target at 100%, we will recognize expense for these awards of approximately $6,063,000 in general and administrative: other expense over the period of September 15, 2014 through December 31, 2014. We recognized $866,000 of expense in general and administrative: other expense during the nine months ended September 30, 2014, based on current estimates that the target performance condition is expected to be achieved at 100%.

        As of September 30, 2014, the estimated fair value of NCM, as measured by the closing price per common share of NCM, Inc. of $14.51, was $278,512,000, which was 4.9% greater than the carrying value of $265,454,000. The market price at December 31, 2013 was $19.96. The market value of common stock may change significantly due to the underlying performance of the business, industry trends and general economic and political conditions. During 2014, NCM has experienced a significant decrease in advertising revenues primarily caused by an increasingly competitive advertising environment. In addition, NCM, Inc. is pursuing an acquisition that will require an increase in borrowings and the issuance of additional common shares. Should the market value of our investment in NCM decline below our carrying value, an impairment loss may be warranted if the decline in value is deemed other than temporary.

        On May 5, 2014, NCM, Inc., the sole manager of NCM LLC, announced that it has entered into an agreement to acquire Screenvision, LLC for $375,000,000, consisting of cash and NCM, Inc. common stock. Consummation of the transaction is subject to regulatory approvals and other customary closing conditions. If NCM, Inc. does not receive this approval or if the closing conditions in the agreement cannot be satisfied, NCM Inc. may be required to pay a termination fee of approximately $28,800,000. NCM LLC would indemnify NCM, Inc. and bear a pro rata portion of this fee based upon NCM, Inc.'s ownership percentage in NCM LLC, with NCM LLC's founding members bearing the remainder of the fee in accordance with their ownership percentage in NCM LLC. We hold an investment in NCM LLC of 14.96% as of September 30, 2014. As of September 30, 2014, NCM LLC did not have a liability recorded for this termination fee as it does not believe payment to be probable. On November 3, 2014, the U.S. Department of Justice (the "DOJ") filed an antitrust lawsuit seeking to enjoin the proposed acquisition of Screenvision, LLC by NCM, Inc. See Note 2—Investments of the Notes to Consolidated Financial Statements in Item 1 of Part I for further information of our investment in NCM LLC.

        On October 27, 2014, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on December 15, 2014 to stockholders of record on December 5, 2014.

Operating Results

        The following table sets forth our revenues, operating costs and expenses attributable to our theatrical exhibition operations.

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2014	September 30, 2013	% Change	September 30, 2014	September 30, 2013	% Change
Revenues
Theatrical exhibition
Admissions	$417,448	$466,988	-10.6%	$1,305,135	$1,365,178	-4.4%
Food and beverage	189,065	201,612	-6.2%	582,426	589,026	-1.1%
Other theatre	27,391	27,384	0.0%	95,674	82,247	16.3%

Total revenues	$633,904	$695,984	-8.9%	$1,983,235	$2,036,451	-2.6%

Operating Costs and Expenses
Theatrical exhibition
Film exhibition costs	$220,608	$242,006	-8.8%	$689,928	$718,725	-4.0%
Food and beverage costs	27,209	26,284	3.5%	82,673	80,032	3.3%
Operating expense	177,949	182,630	-2.6%	546,925	534,059	2.4%
Rent	112,258	111,865	0.4%	341,063	339,213	0.5%
General and administrative expense:
Merger, acquisition and transaction costs	78	299	-73.9%	1,012	1,952	-48.2%
Other	12,961	26,450	-51.0%	46,330	59,797	-22.5%
Depreciation and amortization	54,327	48,603	11.8%	160,854	147,435	9.1%

Operating costs and expenses	605,390	638,137	-5.1%	1,868,785	1,881,213	-0.7%

Operating income	28,514	57,847	-50.7%	114,450	155,238	-26.3%
Other expense (income)
Other expense (income)	(11)	110	* %	(8,397)	(184)	* %
Interest expense:
Corporate borrowings	26,897	32,221	-16.5%	84,544	97,704	-13.5%
Capital and financing lease obligations	2,448	2,606	-6.1%	7,459	7,914	-5.7%
Equity in earnings of non-consolidated entities	(13,087)	(14,323)	8.6%	(17,300)	(38,143)	54.6%
Investment expense (income)	181	(69)	* %	(7,504)	(3,406)	* %

Total other expense	16,428	20,545	20.0%	58,802	63,885	-8.0%

Earnings from continuing operations before income taxes	12,086	37,302	-67.6%	55,648	91,353	-39.1%
Income tax provision	4,710	3,430	37.3%	21,700	10,860	99.8%

Earnings from continuing operations	7,376	33,872	-78.2%	33,948	80,493	-57.8%
Gain (loss) from discontinued operations, net of income taxes	—	(407)	100.0%	313	4,290	-92.7%

Net earnings	$7,376	$33,465	-78.0%	$34,261	$84,783	-59.6%

*
Percentage change in excess of 100%

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Operating Data—Continuing Operations:
Screen additions	—	—	12	—
Screens acquisitions	18	—	30	25
Screen dispositions	—	—	26	29
Construction openings (closures), net	(27)	13	(33)	(34)
Average screens—continuing operations(1)	4,878	4,858	4,870	4,856
Number of screens operated			4,959	4,950
Number of theatres operated			344	343
Screens per theatre			14.4	14.4
Attendance (in thousands)—continuing operations(1)	44,048	51,893	139,012	148,870

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

        The following table sets forth our reconciliation of Adjusted EBITDA:

Reconciliation of Adjusted EBITDA
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Earnings from continuing operations	$7,376	$33,872	$33,948	$80,493
Plus:
Income tax provision	4,710	3,430	21,700	10,860
Interest expense	29,345	34,827	92,003	105,618
Depreciation and amortization	54,327	48,603	160,854	147,435
Certain operating expenses(1)	3,587	3,365	17,725	9,719
Equity in earnings of non-consolidated entities	(13,087)	(14,323)	(17,300)	(38,143)
Cash distributions from non-consolidated entities	5,140	8,221	23,758	20,800
Investment expense (income)	181	(69)	(7,504)	(3,406)
Other expense (income)(2)	(11)	110	(8,397)	(130)
General and administrative expense—unallocated:
Merger, acquisition and transaction costs	78	299	1,012	1,952
Stock-based compensation expense(3)	(1,596)	—	6,072	—

Adjusted EBITDA	$90,050	$118,335	$323,871	$335,198

(1)
Amounts represent preopening expense, theatre and other closure expense, deferred digital equipment rent expense, and disposition of assets and other gains included in operating expenses.

(2)
Other income for the nine months ended September 30, 2014 was due to a gain on extinguishment of indebtedness related to the cash tender offer and redemption of the Notes due 2019 of $8,544,000, partially offset by other expenses of $158,000.

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

Results of Operations—For the Three Months Ended September 30, 2014 and September 30, 2013

        Revenues.    Total revenues decreased 8.9%, or $62,080,000, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Admissions revenues decreased 10.6%, or $49,540,000, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to a 15.1% decrease in attendance, partially offset by a 5.3% increase in average ticket price. Total admissions revenues were increased by redemptions, net of deferrals, of $439,000 related to rewards accumulated under AMC Stubs, during the three months ended September 30, 2014 compared to a decrease of $302,000 during the three months ended September 30, 2013 for revenue deferrals, net of rewards redeemed. The rewards accumulated under AMC Stubs are deferred and recognized in future periods upon redemption or expiration of customer rewards. The decrease in attendance was primarily due to the popularity of film product during the three months ended September 30, 2014, partially offset by increases in attendance as a result of our comfort and convenience theatre renovation initiatives. The increase in average ticket price was primarily an increase related to tickets purchased for 3D and IMAX premium format film product, partially offset by decreases in attendance for standard 2D film. Food and beverage revenues decreased 6.2%, or $12,547,000, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to the decrease in attendance, partially offset by a 10.3% increase in food and beverage revenues per patron. The increase in food and beverage revenues per patron reflects the contribution of our food and beverage strategic initiatives. Total food and beverage revenues were increased by rewards redeemed, net of deferrals of $1,335,000 during the three months ended September 30, 2014 related to rewards accumulated under AMC Stubs compared to a decrease of $783,000, during the three months ended September 30, 2013 for revenue deferrals, net of rewards redeemed. Total other theatre revenues were essentially unchanged during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, although income from packaged ticket sales increased, it was offset by decreases in income from gift card sales, arcade sales, and AMC Stubs membership fees earned. The increase in income on packaged tickets of $2,470,000 was due to fair value accounting as a result of the Merger on August 30, 2012. We did not recognize any income on packaged tickets until 18 months after the date of the Merger. We began recognizing income on packaged ticket sales in March of 2014 and expect to continue recording income prospectively.

        Operating costs and expenses.    Operating costs and expenses decreased 5.1%, or $32,747,000, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Film exhibition costs decreased 8.8%, or $21,398,000, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to the decrease in admissions revenues, partially offset by the increase in film exhibition costs as a percentage of admission revenues. As a percentage of admissions revenues, film exhibition costs were 52.8% for the three months ended September 30, 2014 and 51.8% for the three months ended September 30, 2013, due to a change in mix to higher grossing film product carrying higher percentage film rent. Food and beverage costs increased 3.5%, or $925,000, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to the increase in food and beverage costs as a percentage of food and beverage revenues, partially offset by a decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 14.4% for the three months ended September 30, 2014 and 13.0% for the three months ended September 30, 2013, primarily due to food and beverage cost increases, a shift in product mix to premium items that generate higher costs at lower profit margin percentages, and higher vendor rebates in the previous year. As a percentage of revenues, operating expense was 28.1% for the three months ended September 30, 2014 as compared to 26.2% for the three months ended September 30, 2013, primarily due to increases in preopening expense related to our theatre renovation initiatives, general insurance expense, property taxes, IMAX expense and RealD license expense, partially offset by decreases in deferred digital equipment rent.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs were $78,000 during the three months ended September 30, 2014 compared to $299,000 during the three months ended September 30, 2013.

        Other.    Other general and administrative expense decreased 51.0%, or $13,489,000, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, due primarily to decreases in expenses related to a discontinued cash-based management profit sharing plan, reversal of stock-based compensation expense previously recognized prior to the modification of the performance target of the PSU awards as a result of the negative impact of the change in authorized capital expenditures, annual incentive compensation expense related to declines in operating performance, net periodic benefit costs for our pension and postretirement medical plans, and legal expenses.

        Depreciation and amortization.    Depreciation and amortization increased 11.8%, or $5,724,000, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to the increase in depreciable assets resulting from capital expenditures of $182,968,000 and $260,823,000, during the nine months ended September 30, 2014 and the twelve months ended December 31, 2013, respectively.

Other Expense (Income):

        Other expense (income).    Other income increased $121,000 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

        Interest expense.    Interest expense decreased 15.7%, or $5,482,000, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to the decrease in interest rates for corporate borrowings and the decrease in aggregate principal amounts of borrowings.

        Equity in earnings of non-consolidated entities.    Equity in earnings of non-consolidated entities were $13,087,000 for the three months ended September 30, 2014 compared to equity in earnings of non-consolidated entities of $14,323,000 for the three months ended September 30, 2013. The decrease in equity in earnings of non-consolidated entities was primarily due to decreases in equity in earnings from NCM, partially offset by increases in equity in earnings from Open Road Releasing, LLC. The decrease in equity in earnings from NCM was primarily due to a decrease in advertising revenues primarily caused by an increasingly competitive advertising environment during the three months ended September 30, 2014 compared to the same period for the prior year. Cash distributions from non-consolidated entities were $5,140,000 during the three months ended September 30, 2014 and $8,221,000 during the three months ended September 30, 2013. See Note 2—Investments of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

        Investment expense (income).    Investment expense was $181,000 for the three months ended September 30, 2014 compared to investment income of $69,000 for the three months ended September 30, 2013.

        Income tax provision.    The income tax provision from continuing operations was $4,710,000 for the three months ended September 30, 2014 and $3,430,000 for the three months ended September 30, 2013. See Note 5—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

        Loss from discontinued operations, net of income taxes.    Loss from discontinued operations was $407,000 during the three months ended September 30, 2013. In July and August of 2012, we sold or closed 7 of the 8 theatres located in Canada and sold one theatre with 12 screens in the UK. The results of operations of the 7 Canada theatres and the one UK theatre have been classified as discontinued operations for all periods presented.

        Net earnings.    Net earnings were $7,376,000 and $33,465,000 for the three months ended September 30, 2014 and three months ended September 30, 2013, respectively. Net earnings during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 were negatively impacted by the decrease in attendance and the increase in depreciation expense. Net earnings were positively impacted by the decrease in general and administrative: other expense, the decrease in interest expense, and the decrease in operating expense.

Results of Operations—For the Nine Months Ended September 30, 2014 and September 30, 2013

        Revenues.    Total revenues decreased 2.6%, or $53,216,000, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Admissions revenues decreased 4.4%, or $60,043,000, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to a 6.6% decrease in attendance, partially offset by a 2.4% increase in average ticket price. Total admissions revenues were increased by redemptions, net of deferrals, of $762,000 and $1,786,000, related to rewards accumulated under AMC Stubs, during the nine months ended September 30, 2014 and the nine months ended September 30, 2013, respectively. The rewards accumulated under AMC Stubs are deferred and recognized in future periods upon redemption or expiration of customer rewards. The increase in average ticket price was primarily an increase related to tickets purchased for 3D and IMAX premium format film product, partially offset by decreases in attendance for standard 2D film. Food and beverage revenues decreased 1.1%, or $6,600,000, during the nine months ended September 30, 2014 compared to the nine months ended

September 30, 2013, primarily due to the decline in attendance, partially offset by a 5.8% increase in food and beverage revenues per patron. The increase in food and beverage revenues per patron reflects the popularity of family-oriented film product during the nine months ended September 30, 2014 and the contribution of our food and beverage strategic initiatives. Total food and beverage revenues were increased by rewards redeemed, net of deferrals of $532,000 during the nine months ended September 30, 2014 related to rewards accumulated under AMC Stubs compared to a decrease of $1,951,000, during the nine months ended September 30, 2013 for revenue deferrals, net of rewards redeemed. Other theatre revenues increased 16.3%, or $13,427,000, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to increases in income from package ticket sales, AMC Stubs membership fees earned, internet ticket fees related to our comfort and convenience theatre renovation initiatives and our recently launched AMC Online E-commerce website, and income from gift card sales. The increase in income on packaged tickets of $7,171,000 was due to fair value accounting as a result of the Merger on August 30, 2012. We did not recognize any income on packaged ticket sales until 18 months after the date of the Merger. We began recognizing income on packaged tickets in March of 2014 and expect to continue recording income prospectively.

        Operating costs and expenses.    Operating costs and expenses decreased 0.7%, or $12,428,000, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Film exhibition costs decreased 4.0%, or $28,797,000, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to the decrease in admissions revenues, partially offset by the increase in film exhibition costs as a percentage of admission revenues. As a percentage of admissions revenues, film exhibition costs were 52.9% for the nine months ended September 30, 2014 and 52.6% for the nine months ended September 30, 2013, due to a change in mix to higher grossing film product carrying higher percentage film rent. Food and beverage costs increased 3.3%, or $2,641,000, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to the increase in food and beverage costs as a percentage of food and beverage revenues, partially offset by a decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 14.2% for the nine months ended September 30, 2014 and 13.6% for the nine months ended September 30, 2013, primarily due to food and beverage cost increases and a shift in product mix to premium items that generate higher sales at lower profit margin percentages. As a percentage of revenues, operating expense was 27.6% in the current period as compared to 26.2% in the prior period, primarily due to increases in preopening expense related to our theatre renovation initiatives, theatre and other closure expense resulting from a permanent closure of one theatre in Canada, utility expenses due to colder weather during the three months ended March 31, 2014, and general insurance expense, partially offset by decreases in deferred digital equipment rent. Rent expense increased 0.5%, or $1,850,000, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily from increases in common area maintenance and other expenses associated with snow removal.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs were $1,012,000 during the nine months ended September 30, 2014 compared to $1,952,000 during the nine months ended September 30, 2013, primarily due to a decrease in professional and consulting costs related to the Merger and the acquisition of 10 theatres and 156 screens from Rave Review Cinemas, LLC and Rave Digital Media, LLC recorded during the nine months ended September 30, 2013.

        Other.    Other general and administrative expense decreased 22.5%, or $13,467,000, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due primarily to decreases in expenses related to a discontinued cash-based management profit sharing plan, annual incentive compensation expense related to declines in operating performance, net periodic benefit costs for our pension and postretirement medical plans, legal expenses, theatre support center rent, and expenses related to abandoned projects, partially offset by increases in stock-based compensation.

        Depreciation and amortization.    Depreciation and amortization increased 9.1%, or $13,419,000, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to the increase in depreciable assets resulting from capital expenditures of $182,968,000 and $260,823,000, during the nine months ended September 30, 2014 and the twelve months ended December 31, 2013, respectively.

Other Expense (Income):

        Other expense (income).    Other income increased $8,213,000 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, due to a gain on extinguishment of indebtedness related to the cash tender offer and redemption of the Notes due 2019 of $8,544,000, partially offset by other expenses of $158,000.

        Interest expense.    Interest expense decreased 12.9%, or $13,615,000, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to the decrease in interest rates for corporate borrowings and the decrease in aggregate principal amounts of borrowings. In February 2014, AMCE completed an offering of $375,000,000 aggregate principal amount of its 5.875% Senior Subordinated Notes due 2022. In February 2014, AMCE extinguished $463,964,000 of its 8.75% Senior Fixed Rate Notes due 2019 and in June 2014, extinguished the remaining outstanding principal of $136,036,000 of its 8.75% Senior Fixed Rate Notes due 2019.

        Equity in earnings of non-consolidated entities.    Equity in earnings of non-consolidated entities were $17,300,000 during the nine months ended September 30, 2014 compared to $38,143,000 during the nine months ended September 30, 2013. The decrease in equity in earnings of non-consolidated entities was primarily due to increases in equity in losses from Open Road Releasing, LLC and decreases in equity in earnings from NCM, partially offset by increases in equity in earnings from DCIP. The increase in equity in losses from Open Road Releasing, LLC was primarily due to higher cost of revenues resulting from timing and structure of theatrical releases and film participation costs during the nine months ended September 30, 2014 compared to the same period for the prior year. The decrease in equity in earnings from NCM was primarily due to a decrease in advertising revenues primarily caused by an increasingly competitive advertising environment during the nine months ended September 30, 2014 compared to the same period for the prior year. Cash distributions from non-consolidated entities were $23,758,000 during the nine months ended September 30, 2014 and $20,800,000 during the nine months ended September 30, 2013 and include payments related to the NCM tax receivable agreement recorded in investment income. See Note 2—Investments of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

        Investment expense (income).    Investment income was $7,504,000 for the nine months ended September 30, 2014 compared to $3,406,000 for the nine months ended September 30, 2013. The investment income for the nine months ended September 30, 2014 includes payments received of $8,045,000 related to the NCM tax receivable agreement compared to payments received of $3,677,000 during the nine months ended September 30, 2013.

        Income tax provision.    The income tax provision from continuing operations was $21,700,000 for the nine months ended September 30, 2014 and $10,800,000 for the nine months ended September 30, 2013. See Note 5—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

        Gain from discontinued operations, net of income taxes.    In July and August of 2012, we sold or closed 7 of the 8 theatres located in Canada and sold one theatre with 12 screens in the UK. The results of operations of the 7 Canada theatres and the one UK theatre have been classified as discontinued operations for all periods presented. During the nine months ended September 30, 2013, we received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada. The sales price adjustment was related to tax attributes of the theatres sold in Canada which were not determinable or probable of collection at the date of the sale. We completed our tax returns, for periods prior to the date of sale, during the nine months ended September 30, 2013, at which time the buyer was able to determine amounts due pursuant to the sales price adjustment and remit payment to us. We recorded the additional gain on sale at the time the gain was realizable.

        Net earnings.    Net earnings were $34,261,000 and $84,783,000 for the nine months ended September 30, 2014 and the nine months ended September 30, 2013, respectively. Net earnings during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 were negatively impacted by the decrease in attendance, the decrease in equity in earnings of non-consolidated entities, the increase in depreciation expense, the increase in income tax provision, the increase in preopening expense, the decrease in gain from discontinued operations, and the increase in theatre closure expense. Net earnings were positively impacted by the decrease in interest expense, the decrease in general and administrative: other expense, the increase in income from packaged tickets and gift card sales, the net gain on extinguishment of Notes due 2019, and the increase in payments received from NCM related to the tax receivable agreement.

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

        We had working capital (deficit) surplus as of September 30, 2014 and December 31, 2013 of $(134,039,000) and $185,527,000, respectively. Working capital included $150,065,000 and $202,833,000 of deferred revenues and income as of September 30, 2014 and December 31, 2013, respectively. AMCE has the ability to borrow under its Senior Secured Credit Facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments). As of September 30, 2014, AMCE had $136,798,000 available for borrowing, net of letters of credit, under its revolving Senior Secured Credit Facility.

        On October 27, 2014, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on December 15, 2014 to stockholders of record on December 5, 2014.

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

Holdings' Company Status

        Holdings is a holding company with no operations of its own and has no ability to service interest or principal on AMCE's indebtedness or pay dividends other than through any dividends it may receive from its subsidiaries. AMCE's Senior Secured Credit Facility and note indentures contain provisions which limit the amount of dividends and advances, which it may pay or make to Holdings. Under the most restrictive of these provisions, set forth in the note indenture for the Notes due 2020, at September 30, 2014, the amount of loans and dividends which AMCE could make to Holdings may not exceed approximately $646,637,000 in the aggregate. Provided no event of default has occurred or would result, the Senior Secured Credit Facility also permits AMCE to pay cash dividends to Holdings for specified purposes, including indemnification claims, taxes, up to $4,000,000 annually for operating expenses, repurchases of equity awards to satisfy tax withholding obligations, specified management fees, fees and expenses of permitted equity and debt offerings and to pay for the repurchase of stock from employees, directors and consultants under benefit plans up to specified amounts. Depending on the net senior secured leverage ratio, as defined in the Senior Secured Credit Facility, AMCE may also pay Holdings a portion of net cash proceeds from specified assets sales.

Cash Flows from Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $118,590,000 and $204,665,000 during the nine months ended September 30, 2014 and the nine months ended September 30, 2013, respectively. The decrease in cash flows provided by operating activities for the nine months ended September 30, 2014 was primarily due to decreases in accounts payables, film payables, accrued bonuses, interest payments, and deferred revenues for packaged tickets, partially offset by increases in landlord contributions.

Cash Flows from Investing Activities

        Cash flows used in investing activities, as reflected in the Consolidated Statements of Cash Flows, were $183,491,000 and $180,278,000, during the nine months ended September 30, 2014 and the nine months ended September 30, 2013, respectively. Cash outflows from investing activities include capital expenditures of $182,968,000 and $175,361,000 during the nine months ended September 30, 2014 and the nine months ended September 30, 2013, respectively. Our capital expenditures primarily consisted of customer experience enhancing strategic growth initiatives and remodels, maintaining our theatre circuit, and technology upgrades. We expect that our gross cash outflows for capital expenditures will be approximately $255,000,000 to $275,000,000 for 2014, before giving effect to expected landlord contributions of approximately $60,000,000.

        During the nine months ended September 30, 2013, we received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada and paid $20,000 related to other dispositions of long-term assets.

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

Cash Flows from Financing Activities

        Cash flows used in financing activities, as reflected in the Consolidated Statement of Cash Flows, were $326,065,000 and $26,755,000 during the nine months ended September 30, 2014 and the nine months ended September 30, 2013, respectively. Financing activities for the current period primarily consist of the repurchase of Notes due 2019, dividend payments, and payments related to the Senior Secured Credit Facility and capital and financial lease obligations, partially offset by the proceeds from issuance of Notes due 2022.

        On February 7, 2014, AMCE issued $375,000,000 aggregate principal amount of its Notes due 2022 and used the net proceeds, together with a portion of the net proceeds from the IPO, to pay the consideration and consent payments for the tender offer for the Notes due 2019, plus any accrued and unpaid interest and related transaction fees and expenses. The deferred financing costs paid related to the issuance of the Notes due 2022 were $7,748,000, during the nine months ended September 30, 2014. AMCE repurchased the Notes due 2019 during the nine months ended September 30, 2014 for $639,728,000. See Note 3—Corporate Borrowings and Note 1—Basis of Presentation of the Notes to Consolidated Financial Statements in Item 1 of Part I for further information.

        On April 25, 2014, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on June 16, 2014 to stockholders of record on June 6, 2014. On July 29, 2014, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on September 15, 2014 to stockholders of record on September 5, 2014. We paid dividends and dividend equivalents of $39,003,000 during the nine months ended September 30, 2014.

        Each indenture relating to AMCE's notes (Notes due 2022 and Notes due 2020) allows it to incur specified permitted indebtedness (as defined therein) without restriction. Each indenture also allows AMCE to incur any amount of additional debt as long as it can satisfy the coverage ratio of each indenture, after giving effect to the event on a pro forma basis. Under the indenture for the Notes due 2020 (AMCE's most restrictive indenture), at September 30, 2014 AMCE could borrow approximately $1,571,700,000 (assuming an interest rate of 6.5% per annum on the additional indebtedness) in addition to specified permitted indebtedness. If AMCE cannot satisfy the coverage ratios of the indentures, generally it can borrow an additional amount under its Senior Secured Credit Facility.

        As of September 30, 2014, AMCE was in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2020, and the Notes due 2022.

Investment in NCM LLC

        We hold an investment of 14.96% in NCM LLC accounted for using the equity method as of September 30, 2014. The estimated fair market value of these units was approximately $278,512,000, based upon the publically quoted price per share of NCM, Inc. on September 30, 2014 of $14.51 per share. Because we have little tax basis in these units, the sale of all these units at September 30, 2014 would require us to report taxable income of approximately $420,809,000, including distributions received from NCM LLC that were previously deferred. Our investment in NCM LLC is a source of liquidity for us and we expect that any sales we may make of NCM LLC units would be made in such a manner to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

Commitments and Contingencies

        As disclosed in Note 3—Corporate Borrowings of the Notes to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q, on January 15, 2014, AMCE launched a cash tender offer and consent solicitation for any and all of its then outstanding Notes due 2019. On February 7, 2014, AMCE accepted for purchase $463,950,000 aggregate principal amount, plus accrued and unpaid interest of the Notes due 2019, at a purchase price of $1,038.75 plus a $30.00 consent fee for each $1,000 principal amount of Notes due 2019 validly tendered (or defective tender waived by AMCE), and, on February 14, 2014, AMCE accepted for purchase the additional $14,000 of Notes due 2019 tendered after the Consent Date, plus accrued and unpaid interest, at a purchase price of $1,038.75 for each $1,000 principal amount of Notes due 2019 validly tendered. On February 7, 2014, AMCE issued $375,000,000 aggregate principal amount of Notes due 2022 and used the net proceeds, together with a portion of the net proceeds from the IPO, to pay the consideration and consent payments for the tender offer for the Notes due 2019, plus any accrued and unpaid interest and related transaction fees and expenses. On April 22, 2014, AMCE gave notice for redemption of all outstanding Notes due 2019 on a redemption date of June 1, 2014 at a redemption price of 104.375% of the principal amount together with accrued and unpaid interest to the Redemption Date. The aggregate principal amount of the Notes due 2019 outstanding on April 22, 2014 was $136,036,000. AMCE completed the redemption of all of its outstanding Notes due 2019 on June 2, 2014.

        The Company has commitments and contingencies for capital and financing leases, corporate borrowings, operating leases, capital related betterments and pension funding that were summarized in a table in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. In February 2014, AMCE completed the offering of $375,000,000 aggregate principal amount of its Notes due 2022 and during the nine months ended September 30, 2014 extinguished $600,000,000 principal amount of its Notes due 2019. As a result of the passage of the Highway and Transportation Funding Act of 2014 and the pension funding relief provisions contained therein, the required pension contributions for 2014 have been reduced from the estimate at December 31, 2013. The commitments table included in the Company's Annual Report as of December 31, 2013 has been adjusted below to reflect the completed debt issuance and extinguishments and the change in pension funding during 2014, as if they occurred on December 31, 2013:

(In thousands) Calendar Year	Minimum Capital and Financing Lease Payments	Principal Amount of Corporate Borrowings(1)	Interest Payments on Corporate Borrowings(2)	Minimum Operating Lease Payments	Capital Related Betterments(3)	Pension Funding(4)	Total Commitments
2014	$16,808	$616,742	$111,013	$428,108	$49,923	$2,360	$1,224,954
2015	16,933	15,873	100,693	435,906	—	—	569,405
2016	16,943	16,422	99,804	420,230	—	—	553,399
2017	16,951	17,015	98,869	403,552	—	—	536,387
2018	17,112	17,657	97,887	360,704	—	—	493,360
Thereafter	96,571	1,726,001	195,756	1,606,326	—	—	3,624,654

Total	$181,318	$2,409,710	$704,022	$3,654,826	$49,923	$2,360	$7,002,159

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to various market risks.

        Market risk on variable-rate financial instruments.    At September 30, 2014, AMCE maintained a Senior Secured Credit Facility comprised of a $150,000,000 revolving credit facility and $775,000,000 of Senior Secured Term Loans due 2020. The Senior Secured Credit Facility provides for borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR, with a minimum base rate of 1.75% and a minimum rate for LIBOR borrowings of 0.75%. The rate in effect at September 30, 2014 for the outstanding Senior Secured Term Loan due 2020 was a LIBOR based rate of 3.50% per annum. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At September 30, 2014, AMCE had no variable-rate borrowings under its revolving credit facility and had an aggregate principal balance of $763,375,000 outstanding under the Senior Secured Term Loan due 2020. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $5,797,000 during the nine months ended September 30, 2014.

        Market risk on fixed-rate financial instruments.    Included in long-term corporate borrowings at September 30, 2014 were principal amounts of $600,000,000 of AMCE's Notes due 2020 and $375,000,000 of AMCE's Notes due 2022. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2020 and Notes due 2022 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2020 and Notes due 2022.

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

Item 1A.    Risk Factors

        Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

We rely on information systems to conduct our business, and any failure to protect these systems against security breaches or failure of these systems themselves could adversely affect our business, results of operations and liquidity and could result in litigation and penalties. Additionally, if these systems fail or become unavailable for any significant period of time, our business could be harmed.

        The efficient operation of our business is dependent on computer hardware and software systems. Among other things, these systems collect and store certain personal information from customers, vendors and employees and process customer payment information. Additionally, open source internet ticketing allows tickets for all of our theatres to be sold by various third party vendors on websites using information systems we do not control. Our information systems and those maintained by our third party vendors and the sensitive data they are designed to protect are vulnerable to security breaches by computer hackers, cyber terrorists and other cyber attackers. We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems, and we rely on our third party vendors to take appropriate measures to protect the confidentiality of the information on those information systems. However, these measures and technology may not adequately prevent security breaches. Our information systems may become unavailable or fail to perform as anticipated for any reason, including viruses, loss of power or human error. Any significant interruption or failure of our information systems or those maintained by our third party vendors or any significant breach of security could adversely affect our reputation with our customers, vendors and employees and could adversely affect our business, results of operations and liquidity and could result in litigation against us or the imposition of penalties. A significant interruption, failure or breach of the security of our information systems or those of our third party vendors could also require us to expend significant resources to upgrade the security measures and technology that guard sensitive data against computer hackers, cyber terrorists and other cyber attackers.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The following table provides information relating to the Company's repurchase of common stock for the three months ended September 30, 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31	4,085	$22.52	—	—
August 1 - 31	—	—	—	—
September 1 - 30	—	—	—	—

(1)
Holdings purchased 4,085 shares of Class A common stock at fair value for $92,000 on July 21, 2014 from certain members of management. Management received $92,000 by tendering 4,085 shares of Class A common stock to Holdings. See sections "Temporary Equity" and "Treasury Stock" under Note 4—Stockholders' Equity of the Notes to Consolidated Financial Statements in Item 1 of Part I for further information.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosure

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
*10.1	Non-employee Director Compensation Program
*10.2	AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*32.1	Section 906 Certifications of Gerardo I. Lopez (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith

**
Submitted electronically with this Report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT HOLDINGS, INC.
Date: November 7, 2014	/s/ GERARDO I. LOPEZ Gerardo I. Lopez Chief Executive Officer, Director and President
Date: November 7, 2014	/s/ CRAIG R. RAMSEY Craig R. Ramsey Executive Vice President and Chief Financial Officer