Form 10-K
period 2014-12-31
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2015-03-10
CIK 1411579

Use these links to rapidly review the document
FORM 10-K
TABLE OF CONTENTS2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33892

AMC ENTERTAINMENT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0303916
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One AMC Way
11500 Ash Street, Leawood, KS	66211
(Address of principal executive offices)	(Zip Code)

(913) 213-2000
Registrant's telephone number, including area code:

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, par value of $0.01 per share	New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2014, computed by reference to the price at which the registrant's Class A common stock was last sold on the New York Stock Exchange on such date was $564,446,560 (21,560,220 shares at a closing price per share of $26.18).

          Shares of Class A common stock outstanding—21,575,532 shares at February 13, 2015

          Shares of Class B common stock outstanding—75,826,927 shares at February 13, 2015

DOCUMENTS INCORPORATED BY REFERENCE

          Certain portions of the registrant's definitive proxy statement, in connection with its 2015 annual meeting of stockholders, to be filed within 120 days of December 31, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMC ENTERTAINMENT HOLDINGS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

Forward Looking Statements

        In addition to historical information, this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "may," "will," "forecast," "estimate," "project," "intend," "expect," "should," "believe" and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Instead they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

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

  •
  our investment and equity in earnings from National CineMedia, LLC ("NCM") may be negatively impacted by the competitive environment in which NCM operates and by the risks associated with its strategic initiatives, including its anticipated acquisition of Screenvision, LLC;

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

        Except as required by law, we assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons. Actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

 PART I

Item 1.    Business

General Development of Business

        AMC Entertainment Holdings, Inc. ("Holdings"), through its direct and indirect subsidiaries, including AMC Entertainment® Inc. ("AMCE"), American Multi-Cinema, Inc. ("OpCo") and its subsidiaries, (collectively with Holdings, unless the context otherwise requires, "we", the "Company" or "AMC"), is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres primarily located in the United States. Holdings is an indirect subsidiary of Dalian Wanda Group Co., Ltd. ("Wanda"), a Chinese private conglomerate.

        As of December 31, 2014, Wanda, owned approximately 77.86% of Holdings' outstanding common stock and 91.34% of the combined voting power of Holdings' outstanding common stock and has the power to control Holdings' affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions.

        Initial Public Offering of Holdings:    On December 23, 2013, Holdings completed its initial public offering ("IPO") of 18,421,053 shares of Class A common stock at a price of $18.00 per share. In connection with the IPO, the underwriters exercised in full their option to purchase an additional 2,631,579 shares of Class A common stock. As a result, the total IPO size was 21,052,632 shares of Class A common stock and the net proceeds to Holdings were approximately $355,299,000 after deducting underwriting discounts and commissions and offering expenses. During the twelve months ended December 31, 2014, the Company paid the remaining $281,000 in accrued offering expenses. The net IPO proceeds of $355,299,000 were contributed by Holdings to AMCE on December 23, 2013.

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

        In connection with the change of control due to the Merger, our assets and liabilities were adjusted to fair value on the closing date of the Merger by application of "push down" accounting. As a result of the application of "push down" accounting in connection with the Merger, our financial statement presentations herein distinguish between a predecessor period ("Predecessor"), for periods prior to the Merger and a successor period ("Successor"), for periods subsequent to the Merger. The Successor applied "push down" accounting and its financial statements reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed as of the Merger date, August 30, 2012. The consolidated financial statements presented herein are those of Successor from its inception on August 31, 2012 through December 31, 2014, and those of Predecessor for the period prior to the Merger date. As a result of the application of "push down" accounting at the time of the Merger, the financial statements for the Predecessor period and for the Successor period are presented on different bases and are, therefore, not comparable. For additional information about the Merger, see Note 2—Merger to the Consolidated Financial Statements under Part II Item 8 of this Annual Report on Form 10-K.

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

        As of December 31, 2014, we owned, operated or held interests in 348 theatres with a total of 4,960 screens primarily in North America. Our theatres are predominantly located in major metropolitan markets, which we believe give our circuit a unique profile and offer strategic and operational advantages. 40% of the U.S. population lives within 10 miles of one of our theatres. Our top five markets, in each of which we hold the #1 or #2 share position, are New York (44% share), Los Angeles (27%), Chicago (43%), Washington, D.C. (33%) and San Francisco (25%). For the twelve months ended December 31, 2014, these five metro markets comprised 41% of our revenues and 38% of our attendance. Additionally we hold the #1 or #2 position by market share in the next five largest markets (Dallas, Philadelphia, Boston, Houston and Atlanta). Strategically, these markets and our theatres in them are diverse, operationally complex, and, in many cases, the scarcity of new theatre opportunities creates a significant competitive advantage for established locations against newcomers or alternative entertainment options.

        Across our entire circuit, approximately 190 million and 200 million customers visited our theatres during each of the calendar years 2014 and 2013, respectively. According to publicly available information for our peers, during the calendar year ended December 31, 2014, our circuit led in revenues per patron ($14.40), average ticket price ($9.43) and food and beverage per patron ($4.26). For the same period, our admission revenues per screen ($265,000) and admissions gross profit per screen ($170,600) were among the highest of our peers. We believe that it is the quality of our theatre locations and our customer-focused innovation that continue to drive improved productivity per location (which we measure as increases in admissions revenues per screen relative to the industry and/or food and beverage revenues per patron).

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

        We plan to continue investing in our theatres and upgrading the consumer experience to take greater advantage of incremental revenue-generating opportunities, primarily through an array of improved and differentiated customer experiences in (1) more comfort & convenience; (2) food and beverage; (3) engagement & loyalty; (4) sight & sound; and (5) targeted programming.

        The following table provides detail with respect to the geographic location of our theatrical exhibition circuit as of December 31, 2014:

Theatrical Exhibition	Theatres(1)	Screens(1)
California	46	663
Illinois	39	478
Texas	22	395
Florida	21	368
New Jersey	22	296
New York	24	263
Indiana	20	251
Georgia	12	179
Michigan	9	178
Arizona	10	171
Colorado	12	166
Washington	11	137
Missouri	10	127
Ohio	8	126
Pennsylvania	10	114
Massachusetts	9	114
Virginia	7	113
Maryland	9	108
Louisiana	7	99
Minnesota	6	88
North Carolina	4	77
Oklahoma	4	70
Wisconsin	4	63
Kansas	2	48
Nebraska	2	38
Connecticut	2	36
Iowa	2	31
District of Columbia	4	31
Nevada	2	28
Kentucky	1	20
Alabama	1	16
Arkansas	1	16
South Carolina	1	14
Utah	1	9
China (Hong Kong)(2)	2	13
United Kingdom	1	16

Total Theatrical Exhibition	348	4,960

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

        We were founded in 1920 and since then have pioneered many of the theatrical exhibition industry's most important innovations. In addition, we have acquired some of the most respected companies in the theatrical exhibition industry, including Loews, General Cinema and Kerasotes. Our historic growth has been driven by a combination of organic growth and acquisition strategies, in addition to strategic alliances and partnerships that highlight our ability to capture innovation and value beyond the traditional exhibition space. For example:

  •
  In March 2005, we formed a joint venture with Regal Entertainment Group ("Regal") and combined our respective cinema screen advertising businesses into a company called National CineMedia, LLC ("NCM"). In July 2005, Cinemark Holdings, Inc. ("Cinemark") joined NCM by contributing its cinema screen advertising business and, together with us and Regal, became "Founding Members" of NCM. As of December 31, 2014, we owned 19,194,501 common units in NCM, or a 14.96% ownership interest in NCM. All of our NCM membership units are redeemable for, at the option of NCM, cash or shares of common stock of National CineMedia, Inc. ("NCM, Inc."), on a share-for-share basis. The estimated fair market value of our units in NCM was approximately $275.8 million based on the closing price per share of NCM, Inc. on December 31, 2014 of $14.37 per share. See Note 7—Investments to the audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. NCM operates an in-theatre digital network in the United States. NCM's primary activities that impact our theatres include advertising through its branded "First Look" pre-feature entertainment program, lobby promotions and displays.

    We believe that the reach, scope and digital delivery capability of NCM's network provides an effective platform for national, regional and local advertisers to reach an engaged audience. We receive a monthly theatre access fee for participation in the NCM network. In addition, we are entitled to receive mandatory quarterly distributions of excess cash from NCM.

  •
  In March 2011, we announced the launch of an innovative distribution company called Open Road Films along with another major theatrical exhibition chain. Open Road Films is a dynamic acquisition-based domestic theatrical distribution company that concentrates on wide-release movies. Their first film, Killer Elite, was released in September 2011. Subsequent releases through December 31, 2014 include The Grey, Silent House, Hit and Run, End of Watch, Silent Hill: Revelation, A Haunted House, Side Effects, the Host, Jobs, Machete Kills, Homefront, Justin Bieber's Believe, The Nut Job, Sabotage, A Haunted House 2, Chef, the Fluffy Movie, Nightcrawler and Rosewater.

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

  •
  In December 2013, NCM spun-off its Fathom Events business to a newly formed limited liability company AC JV, LLC ("AC JV"), owned 32% by each of the Founding Members and 4% by NCM. AC JV focuses exclusively on alternative content programming, including live and pre-recorded concerts, sporting events and other non-film entertainment.

  •
  We hold a 29% interest in Digital Cinema Implementation Partners, LLC ("DCIP"), a joint venture charged with implementing digital cinema in our theatres, which has allowed us to substantially complete our planned digital deployments. Future digital cinema developments will be managed by DCIP, subject to certain approvals.

  •
  We own a 15.45% interest in Digital Cinema Distribution Coalition, LLC ("DCDC"), a joint venture with certain other exhibitors and film distributors. DCDC was formed to develop a satellite distribution network for feature films and other digital cinema content. As of December 31, 2014, 307 of our theatre locations are equipped to receive content via the DCDC network with an additional 32 locations awaiting landlord approvals.

        The following table sets forth our historical information, on a continuing operations basis, concerning new builds (including expansions), acquisitions and dispositions (including net construction closures) and end-of-period operated theatres and screens through December 31, 2014:

	New Builds		Acquisitions		Closures/Dispositions		Total Theatres
Fiscal Year	Number of Theatres	Number of Remodels	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens
Beginning balance							299	4,446
2010	1	6	—	—	11	105	289	4,347
2011	1	14	95	960	33	359	352	4,962
2012	1	12	—	—	15	106	338	4,868
Transition period ended December 31, 2012	—	—	11	166	5	46	344	4,988
Calendar 2013	1	12	4	37	4	61	345	4,976
Calendar 2014	3	29	4	36	4	81	348	4,960

	7	73	114	1,199	72	758

        We have created and invested in a number of allied businesses and strategic initiatives that have created differentiated viewing formats and experiences, greater variety in food and beverage options and value appreciation for our company. We believe these initiatives will continue to generate incremental value for our Company in the future. For example:

  •
  To complement our deployment of digital technology, in 2006 we partnered with RealD to install its 3D enabled systems in our theatres. As of December 31, 2014, we had 2,263 RealD screens, including 20 AMC Prime/ETX screens. Additionally, we have 150 IMAX screens that are 3D enabled. During the year ended December 31, 2014, 3D films licensed by us in the U.S. have generated approximately 38% greater admissions revenue per person than the standard 2D versions of the same film, or approximately $3.39 additional revenue per ticket.

  •
  We are the world's largest IMAX exhibitor with 150 screens (all 3D-enabled) as of December 31, 2014. With a 45% market share in the U.S. (as of December 31, 2014), our IMAX screen count is nearly twice the screen count of the second largest U.S. IMAX exhibitor.

  •
  During fiscal 2010, we introduced our proprietary large-screen digital format, ETX, and as of December 31, 2014 we operated at 11 locations. ETX features wall-to-wall screens that are 20% larger than traditional screens, a custom sound system that is three times more powerful than a traditional auditorium, and 3D-enabled digital projection with twice the clarity of high definition. We charge a premium price for the ETX experience, which for the year ended December 31, 2014, produced approximately 53% greater admissions revenue than standard 2D versions of the same movie, or approximately $4.76 additional revenue per ticket.

  •
  In our ongoing effort to provide a premium sight and sound experience, in 2013 we developed AMC Prime—a concept that further enhances the movie-going experience on all sensory levels: state of the art sound design, a crisp, clear picture, and a comfortable power recliner complete with transducers that allow the guest to "feel" the action. This second generation proprietary large screen format (PLF) takes the best of ETX and makes it better. We believe that the sight, sound, and aesthetic upgrades, including the power recliner, command a premium ticket price that during the fourth quarter of 2014, was on average $0.90 higher per ticket than ETX. AMC Prime was introduced in three locations in 2013 with an additional six locations in 2014.

  •
  Our tickets are currently on sale over the Internet at the AMC website, Fandango®, Movietickets.com®, and Flixster®. During calendar 2014, our Internet ticketing services sold approximately 27 million tickets for us. We believe there is additional upside in our future Internet ticketing service alliances which would provide consumers with mobile ticketing applications and integration with our digital marketing programs.

        Consistent with our history and culture of innovation, we believe we have pioneered a new way of thinking about theatrical exhibition: as a consumer entertainment provider. This vision, which introduces a strategic and marketing overlay to traditional theatrical exhibition, has been instrumental in driving and redirecting our future strategy.

        The following table provides detail with respect to digital delivery, 3D enabled projection, large screen formats, such as IMAX and our proprietary AMC Prime and ETX, enhanced food and beverage offerings and our premium seating as deployed throughout our circuit on December 31, 2014:

Format	Theatres	Screens
Digital	348	4,946
3D enabled	347	2,263
IMAX (3D enabled)	149	150
AMC Prime/ETX (3D enabled)	20	20
Dine-in theatres (including Red Kitchen)	16	265
Premium seating	53	598

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

        Recliner re-seats are the key feature of full theatre renovations. These exhaustive theatre renovations involve stripping theatres to their basic structure in order to replace finishes throughout, upgrade the sight and sound experience, install modernized points of sale and, most importantly, replace traditional theatre seats with plush, electric recliners that allow customers to deploy a leg rest and fully recline—at the push of a button. On average, the renovation process involves losing 62% seating capacity. In the process of doing a re-seat, where two to three rows of seats may have existed in the past, only one will exist now, and as the recliners are typically six to ten inches wider than a conventional seat, more seats are lost. For an industry historically focused on quantity, this reduction in seating capacity could be viewed as counter-intuitive and harmful to revenues. However, the quality improvement in the customer experience is driving, on average, an 80% increase in attendance at these locations. Our customers have responded favorably to the significant personal space gains from ample row depths, ability to recline or stretch their legs, extra-wide pillowed chaise and oversized armrests. Starting with one 12-screen theatre renovated almost 4 years ago, as of December 31, 2014 we now feature recliner re-seats in 53 theatres or 598 screens. During 2015, we expect to convert an additional 25 to 30 locations.

        Rebalancing of the new supply-demand relationship created by recliner re-seats presents us two further opportunities to improve customer convenience and maximize operating results: open-source internet ticketing and reserved seating.

        Open-source internet ticketing makes all our seats (over 865,000) in all our theatres and auditoriums for all our showtimes (approximately 21,000 per day) as available as possible, on as many websites as possible. This is a significant departure from the prior ten-year practice, when tickets to any one of our buildings were only available on one website. In the three years since we exercised our right to end exclusive contracts, internet tickets sold as a percentage of total tickets sold has increased significantly from approximately 5.5% to 14.3%. We believe increased online access is important because it captures customers' purchase intent more immediately and directly than if we had to wait until they showed up at the theatre box office to make a purchase. Once our customers buy a ticket, they are less likely to change their mind. Carefully monitoring internet pre-sales also lets us adjust capacity in real time, moving movies that are poised to overperform to larger capacity or more auditoriums, thereby maximizing yield.

        Reserved seating, now fully implemented in 100 of our busiest theatres as of December 31, 2014, allows our customers to choose a specific seat in advance of the movie. We believe that knowing there is a specifically chosen seat waiting for a show that promises to be a sellout is comforting to our customers, and removes anxiety around the experience. We believe reserved seating will become increasingly prevalent to the point of being a pre-requisite in the medium-term future.

        We believe the comfort and personal space gains from recliner re-seats, coupled with the immediacy of demand captured from open-source internet ticketing and the anxiety removal of reserved seating make a powerful economic combination for us that none of our peer set is exploiting as aggressively as we are.

        2)    Enhanced Food and Beverage—Popcorn and soft drinks are as integral a part of the movie-going experience as the movies themselves. Yet, approximately one third of our 190 million annual customers do not purchase food or a beverage. At AMC, our food and beverage program is designed to address this opportunity. In order to increase the percentage of customers purchasing food and beverage as well as increase sales per patron, we have developed food and beverage concepts that expand selection and service offerings. These concepts range from a broader range of post-pay shopping (Marketplace and Marketplace Express) to liquor (MacGuffins) to the vastly innovative and complex (Dine-In Theatres). This array of concepts, progressively more innovative and capital intensive, creates further service and selection across a range of theatre types and attendance levels and allows us to satisfy more customers and more, different customer needs and generate additional revenues.

  •
  Designed for higher volume theatres, Marketplace vastly expands menu offerings as well as delivers a more customer engaging, post-pay shopping experience. Today we operate these flexible, highly popular concepts across a wide range of asset types and attendance levels. Marketplaces feature grab-and-go and self-serve food and beverages, including Coke Freestyle®, which puts our customers in charge with over 120 drink flavor options in a compact footprint. AMC's operational excellence and history of innovation allowed us first-mover advantage on this new technology, which at the end of 2014 was deployed in 162 of our theatres and, we anticipate, will be in all of our circuit by the end of 2016. We find that when customers are allowed to browse and choose, overall satisfaction goes up and they spend more. At the close of 2014, we operate 19 Marketplaces with plans to install 3 to 5 more in 2015.

  •
  MacGuffins Bar & Lounges give us a fresh opportunity to engage our over-21 customers. We believe that few innovations have won over the adult movie goer more decisively than our full service bars featuring premium beers, wines and liquors. Extremely versatile in design with a significant impact on theatre economics, MacGuffins is our fastest growing idea in the enhanced food and beverage space. As of December 31, 2014, we have deployed 94 MacGuffins and we are moving quickly and expect to install an additional 25 to 30 MacGuffins during 2015. Due to our success in operating MacGuffins, we believe we can leverage our substantial experience when it comes to permitting, installing and commissioning these improvements.

  •
  At the top of the scale are our Dine-In Theatres. Dine-In Theatres are full restaurant operations, giving our customers the ultimate dinner-and-a-movie experience all at a single seat. Compressing by almost half what would otherwise be a four or five hour, multi-destination experience, young people and adults alike are afforded a huge convenience, which puts the idea of going to a movie much more in play. We currently operate 14 full-service Dine-In Theatres in any combination of two formats: Cinema Suites, with a full chef-inspired menu and seat-side service in plush, mechanical recliners and Fork and Screens, with a casual menu in a more family-friendly atmosphere. Today, Dine-In Theatres represent 5% of our total theatres but generated 11% of our circuit-wide food and beverage revenues. We plan to add two to three Dine-In Theatre locations in 2015.

  •
  Building on the success of our full-service Dine-In Theatres, in 2013 we have launched our latest innovative concept, AMC Red Kitchen. AMC Red Kitchen emphasizes freshness, speed and convenience. Customers place their orders at a central station and the order is delivered to our customers at their reserved seat. AMC Red Kitchen was developed in conjunction with Union Square Events (a division of Union Square Hospitality Group). Like our other food and beverage concepts, we believe that AMC Red Kitchen will become an important part of our toolkit. We now operate 2 AMC Red Kitchens. We will continue to evaluate and optimize AMC Red Kitchen in 2015 with an eye on how it fits best in our vast food and beverage portfolio.

        In this important area of profitability for any exhibition circuit, we believe that our ability to innovate concepts, adapt those concepts to specific buildings and generate incremental revenue differentiates us from our peers and provides us with a competitive advantage. This is in part due to our core geographic markets' larger, more diverse and more affluent customer base; in part due to our management team's demonstrated and extensive experience in food, beverages and hospitality; and in part due to our considerable head start in this difficult to execute space.

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

  •
  AMC Stubs® is the industry's first program of its kind. Fee-based (consumers pay $12/year to belong), it rewards loyalists with in-theatre value ($10 for every $100 spent) instead of hard to track "points". The program is fully automated and user-friendly from a customer perspective. As of December 31, 2014, we had 2.4 million member households, which represent approximately 21% of our total weekly box office revenues. Transaction data from this loyal customer base are mined for consumer insights that are used to develop targeted, relevant customer offers, leading to increased attendance and sales. The program increases switching costs (the negative monetary (annual fee) and psychological (lost reward potential) costs associated with choosing a competitive theatre exhibitor), especially for those patrons located near competitors' theatres. We believe that increased switching costs dissuade customers from choosing a competitor's theatre and lead to higher loyalty.

  •
  Our www.amctheatres.com state-of-the-art website leverages Responsive Web Design technology that optimizes the users' experience regardless of platform (phone, tablet, laptop, etc.) and for 2014, had over 11.5 million visits per month, with peak months over 13.7 million, generating over 350 million page visits for the year. The website generates ticket sales and higher conversion rates by simplifying customers' purchasing decision and process.

  •
  The AMC mobile apps, available for iOS, Android and Windows devices, have been downloaded over 4 million times since launch, generating almost a half million sessions per week. This convenient way to purchase tickets also features Enhanced Maps, which allows customers to browse for their nearest AMC theatre or favorite AMC theatre amenity, Mobile Gift Cards, which allows for last minute gifting directly from the mobile phone, and My AMC, which allows customers to generate a personalized movie queue of coming releases.

  •
  On the social media front, our Facebook 'Likes', recently at 4.6 million and growing, are more than all our peer competitors' counts combined. We are similarly engaged on Twitter (over 257,000 followers), Pinterest (6,600 followers), Instagram (18,000 followers) and YouTube (245,000 subscribers). Our participation in these social networks keeps movie-going top of mind and allows targeted campaigns and offers with clear 'calls to action' that generate incremental attendance and incremental revenues per patron.

        The competitive advantage in greater customer engagement and loyalty includes the ability to use market intelligence to better anticipate customers' needs and desires and to capture incremental share of entertainment dollars and time. Observing actual (not self-reported or aspirational) behaviors through AMC Stubs® is an asset leveraged by AMC, its suppliers and partners.

        4)    Premium Sight & Sound—At its core, our business is a visual and aural medium. The quality of projection and sound is therefore mission critical, and has improved significantly with the advent of digital systems. As of December 31, 2014, our conversion to these digital systems is substantially complete and essentially all screens employ state-of-the-art Sony 4K or similar digital projectors. Importantly, the digital conversions enabled 3D exhibition, and as of December 31, 2014, 2,413 screens (49% of total) are so enabled with at least one 3D enabled screen in 99% of our locations.

        In sight and sound, we believe that size is critical in our customers' decision-making. Consistent with this belief, we are the world's largest IMAX exhibitor, with 150 screens, all 3D-enabled, with nearly twice the screen count of our closest competitor and representing a 45% market share in the United

States (as of December 31, 2014). In addition, we currently have our own private label large format, marketed as ETX, in 11 locations (also all 3D enabled) and AMC Prime in 9 locations. Combined, these 170 screens represent only 3% of our total screens and 8% of our total box office revenues.

        The premium sight and sound experiences—3D, ETX, AMC Prime and IMAX—give our customers more options and earn incremental pricing from our customers. On average, pricing premiums currently amount to $4.05 per patron, driving better economics for us and the Hollywood studios while also delivering our audience a superior experience. For context, box office gross profit per patron on premium formats averages 13% more than gross profit per patron for conventional 2D formats. We anticipate increasing our premium large-format screen count by 1 to 2 new IMAX screens and 4 to 6 new AMC Prime screens in 2015.

        Ongoing technical advances in the areas of projection and sound, specifically in the large format platform, will require some level of capital investment, with laser based projection technology and multi-dimensional audio solutions being tested and deployed where competition and customer relevance are in play.

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

        Increasingly, we are playing movies and other content originating from more sources. We believe that as diversity grows in the United States, the ability to adapt and target programming for a fragmented audience will grow increasingly critical. We believe this is something we already do very well. As measured by an Insight Strategy Group survey conducted November 2011, approximately 51% of our audience was Latino or African American. Latino families are Hollywood's, and our, best customers. They go to the movies 6.4x per year (56% more than average), and as of December 31, 2014, 64% of Latinos live within 20 miles of an AMC theatre.

        For movies targeted at these diverse audiences, we frequently experience attendance levels greater than our average, national market share. For example, AMC recently captured 33% market share of the 2014 Asian Pacific-titled movie Roaring Current. AMC produced a box office of $4.2 million and an average market share for AMC over 26% during the twelve months ended December 31, 2014 for films made for Hispanic audiences. Additionally, during the twelve months ended December 31, 2014, we exhibited 105 Bollywood movies in up to 66 theatres capturing an above average 58% market share and generating $12.8 million in box office revenues.

        Through AMC Independent, we have also reached into the independent (or "indie") production and distribution community. Growing quickly, from its inception four years ago, we played 462 films (excluding community programming and film festivals) during the twelve months ended December 31, 2014 from this very creative community, generating $84 million in U.S. box office revenue.

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

        Well Located, Highly Productive Theatres—Our theatres are generally located in the top retail centers across the United States. We believe this provides for long-term visibility and higher productivity, and is a key element in the success of our Enhanced Food and Beverage and More Comfort & Convenience initiatives. Our location strategy, combined with our strong major market presence and our focus on a superior customer experience, enable us to deliver industry-leading theatre-level productivity. During the twelve months ended December 31, 2014, six of the ten highest grossing theatres in the United States were AMC theatres. During the same period our average total revenues per theatre were $7.9 million. This per unit productivity is important not only to content providers, but also to developers and landlords, for whom per location and per square foot sales numbers are critical measures. The net effect is a close relationship with the commercial real estate community, which gives us first-look and preferred tenant status on emerging opportunities.

        Selectively Participating in a Consolidating Industry—Throughout the last two decades, AMC has been an active participant in our industry's consolidation. In that span, we have acquired and successfully integrated Loews, General Cinema, Kerasotes and in 2012, select operations of Rave Digital Media and Rave Review Cinemas. We intend to selectively pursue acquisitions where the characteristics of the location, overall market and facilities further enhance the quality of our theatre portfolio.

        Additionally, our focus on improving the customer experience and our strong relationships with landlords and developers have provided opportunities to expand our footprint in existing markets by acquiring competitors' existing theatres at the end of their lease term at little or no cost. We believe that our More Comfort & Convenience and Enhanced Food and Beverage concepts have high appeal to landlords wanting to increase traffic and sales in their retail centers. These "spot acquisitions" have given us the ability to bolster our presence in existing markets at relatively low cost and more quickly (weeks, months) as compared to new builds (months, years).

        Substantial Operating Cash Flow—For the year ended December 31, 2014, the year ended December 31, 2013, the period from August 31, 2012 to December 31, 2012, and the period from March 30, 2012 through August 30, 2012, our net cash provided by operating activities totaled $297.3 million, $357.3 million, $73.9 million and $76.4 million, respectively. We believe that our strategic initiatives, highly productive theatre circuit and continued focus on cost control will enable us to generate sufficient cash flow provided by operating activities to execute our strategy, to grow our revenues, maintain our facilities, service our indebtedness and pay dividends to our stockholders.

        Experienced and Dynamic Team—Our senior management team, led by Gerardo (Gerry) Lopez, President and Chief Executive Officer, has the expertise that will be required to transform movie-going from a commodity to a differentiated entertainment experience. A dynamic and balanced team of executives combines long-tenured leaders in operations, real estate and finance who contributed to building AMC's hard earned reputation for operations excellence with creative entertainment and restaurant industry executives in marketing, programming and food and beverage who bring to AMC business acumen and experience that support innovation in theatrical exhibition.

        In connection with our IPO, we implemented a significant equity based compensation plan that intends to align management's interests with those of our shareholders and will provide additional retention incentives.

        In July 2013, we relocated our Theatre Support Center to a new, state- of-the-art facility in Leawood, Kansas. With a technology platform that provides for real-time monitoring of AMC screens across the country and a workplace conducive to collaboration and teamwork, our management team has the organization well aligned with its strategy.

        Furthermore, we believe that our people, the nearly 19,700 AMC associates, constitute an essential strength of our Company. They strive to make movie-going experiences at AMC always a treat. Our auditoriums offer clear and bright projection, our food is hot and our drinks are cold. Our doors, lobbies, hallways and bathrooms are clean and we select and train our people to make smiles happen. We create events and want our customers to always feel special at an AMC theatre. This is an experience delivered almost 190 million times a year.

        Over the past four years together, this group has enhanced quality and increased variety at our food and beverage stands, introduced in-theatre dining options in many markets, launched our industry-leading loyalty program, AMC Stubs, and achieved our Company's highest ever ratings for top-box overall customer satisfaction. We feel like this is only the beginning.

        Key Strategic Shareholder—In August 2012, Holdings was acquired by Wanda, one of the largest, privately-held conglomerates in China and post IPO remains our single largest shareholder with a 77.86% ownership stake. In addition to its core business as a prominent developer and owner of commercial real estate, Wanda also owns related businesses in entertainment, hospitality and retail. Wanda is the largest theatre exhibition operator in China through its controlling ownership interest in Wanda Cinema Line. The combined ownership and scale of AMC and Wanda Cinema Line, has enabled us to enhance relationships and obtain better terms from important food and beverage, lighting and theatre supply vendors, and to expand our strategic partnership with IMAX. When our scale and Wanda's growth are taken into account, AMC is the most efficient and effective partner a content owner has. Wanda is controlled by its chairman, Mr. Jianlin Wang.

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

        During the period from 1990 to 2013, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 677 in 2012, according to the Motion Picture Association of America 2013 Theatrical Market Statistics and prior reports.

        North American film distributors typically establish geographic film licensing zones and license on a film-by-film basis to one theatre in each zone. In film zones where we are the sole exhibitor, we obtain film licenses by selecting a film from among those offered and negotiating directly with the distributor. In competitive zones, where we compete with one or more exhibitors to secure film, distributors generally allocate their films to the exhibitors located in that area based on screen capacity, grossing potential, and licensing terms. As of December 31, 2014, approximately 93% of our screens in the United States were located in film licensing zones where we are the sole exhibitor and we generally have access to all widely distributed films.

        Our licenses typically state that rental fees are based on aggregate terms established prior to the opening of the picture. In certain circumstances and less frequently, our rental fees are based on a mutually agreed settlement upon the conclusion of the picture. Under an aggregate terms formula, we pay the distributor a specified percentage of box office receipts or pay based on a scale of percentages tied to different amounts of box office gross. The settlement process allows for negotiation based upon how a film actually performs.

        There are several distributors which provide a substantial portion of quality first-run motion pictures to the exhibition industry. These include Twentieth Century Fox, Buena Vista Pictures (Disney), Warner Bros. Distribution, Sony Pictures Releasing, Universal Pictures, Paramount Pictures, and Lionsgate. Films licensed from these distributors accounted for approximately 89% of our admissions revenues for the year ended December 31, 2014. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's motion pictures in any given year. In 2014, our largest single distributor accounted for 17.2% of our box office admissions.

Food and Beverage

        Food and beverage sales are our second largest source of revenue after box office admissions. Food and beverage items include popcorn, soft drinks, candy, hot dogs, premium food and beverage items, specialty drinks (including premium beers, wine and mixed drinks), healthy choice items and made to order hot foods including menu choices such as curly fries, chicken tenders and mozzarella sticks. Different varieties of food and beverage items are offered at our theatres based on preferences in that particular geographic region. As of December 31, 2014, we have implemented dine-in theatre concepts, including AMC Red Kitchen at 16 locations, which feature full kitchen facilities, seat-side servers and a separate bar and lounge area.

        Our strategy emphasizes prominent and appealing food and beverage counters designed for rapid service and efficiency, including a customer friendly grab and go experience. We design our theatres to have more food and beverage capacity to make it easier to serve larger numbers of customers. Strategic placement of large food and beverage stands within theatres increases their visibility, aids in reducing the length of lines, allows flexibility to introduce new concepts and improves traffic flow around the food and beverage stands.

        We negotiate prices for our food and beverage products and supplies directly with food and beverage vendors on a national or regional basis to obtain high volume discounts or bulk rates and marketing incentives.

        Our entertainment and dining experience at certain theatres features casual and premium upscale dine-in theatre options as well as bar and lounge areas.

Employees

        As of December 31, 2014, we employed approximately 900 full-time and 18,800 part-time employees. Approximately 46% of our U.S. theatre employees were paid the minimum wage. Substantially all of our employees are employed at OpCo.

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

        In the United States, the movie exhibition business is large, stable and mature. While in any given calendar quarter the quantity and quality of movies can drive volatile results, box office revenues have advanced from 2011 to 2013. Calendar year 2013 was the industry's best ever, in terms of revenues, with box office revenues of $10.9 billion. Calendar 2014 box office revenues declined 3.0% from 2013 to $10.4 billion with over 1.2 billion admissions in the U.S. and Canada.

        The movie exhibition business has survived the booms and busts of economic cycles and has adapted to myriad changes in technology and customer behavior. There is great value for the entertainment dollar in movie going, and no replacement has been invented for the escape and fun that a night at the movies represents.

        We believe the exhibition business is in the early stages of a transition. After decades of economic models driven by quantity (number of theatres, screens and seats), we believe it is the quality of the movie going experience that will define future success. Whether through enhanced food and beverage options (Food and Beverage Kiosks, Marketplaces, Coke Freestyle, MacGuffins or Dine-in Theatres), more comfort and convenience (recliner re-seats, open-source internet ticketing, reserved seating), engagement and loyalty (AMC Stubs, open-source internet ticketing, mobile apps, social media) or sight and sound (digital projectors, 3D, our own AMC Prime and ETX format or IMAX), it is the ease of use and the amenities that these innovations bring to customers that we believe will drive sustained profitability in the years ahead. As this transition accelerates, we believe movie exhibition's attraction as an investment will grow.

        The following table represents information about the exhibition industry obtained from the National Association of Theatre Owners ("NATO"), Rentrak and Box Office Mojo.

Calendar Year	Box Office Revenues (in millions)	Attendance (in millions)	Average Ticket Price	Number of Theatres	Indoor Screens
2014	$10,353	1,267	$8.17	5,362	39,300
2013	10,921	1,343	8.13	5,359	39,424
2012	10,837	1,361	7.96	5,317	39,056
2011	10,174	1,283	7.93	5,331	38,974
2010	10,566	1,339	7.89	5,399	38,902
2009	10,596	1,413	7.50	5,561	38,605
2008	9,631	1,341	7.18	5,403	38,201
2007	9,664	1,405	6.88	5,545	38,159
2006	9,210	1,406	6.55	5,543	37,765

        According to the most recently available information from NATO, there are approximately 1,400 companies competing in the U.S./Canada theatrical exhibition industry, approximately 676 of which operate four or more screens. Industry participants vary substantially in size, from small independent operators to large international chains. Based on information obtained from Rentrak, we believe that the four largest exhibitors, in terms of box office revenue (Regal Entertainment Group, AMC Entertainment Inc., Cinemark Holdings, Inc. and Carmike Cinemas, Inc.) generated approximately 61% of the box office revenues in 2014. This statistic is up from 35% in 2000 and is evidence that the theatrical exhibition business in the United States has been consolidating.

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

Financial Information About Geographic Areas

        For information about the geographic areas in which we operate, see Note 17—Operating Segment to the Consolidated Financial Statements under Part II Item 8 of this Annual Report on Form 10-K. During the year ended December 31, 2014, revenues from our continuing theatre operations outside the United States accounted for less than 1% of our total revenues.

Available Information

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

Executive Officers

        The following table sets forth certain information regarding our executive officers and key employees as of February 13, 2015:

Name	Age	Position(s) Held
Gerardo I. Lopez	55	Chief Executive Officer, President and Director (Holdings and AMCE)
Craig R. Ramsey	63	Executive Vice President and Chief Financial Officer (Holdings and AMCE)
Elizabeth Frank	45	Executive Vice President, Chief Content & Programming Officer (Holdings and AMCE)
John D. McDonald	57	Executive Vice President, U.S. Operations (Holdings and AMCE)
Mark A. McDonald	56	Executive Vice President, Global Development (Holdings and AMCE)
Stephen A. Colanero	48	Executive Vice President and Chief Marketing Officer (Holdings and AMCE)
Kevin M. Connor	52	Senior Vice President, General Counsel and Secretary (Holdings and AMCE)
Chris A. Cox	49	Senior Vice President and Chief Accounting Officer (Holdings and AMCE)
Christina Sternberg	43	Senior Vice President, Corporate Strategy and Communications (Holdings and AMCE)
Carla Sanders	49	Senior Vice President, Human Resources (Holdings and AMCE)

        All our current executive officers hold their offices at the pleasure of our board of directors, subject to rights under their respective employment agreements in some cases. There are no family relationships between or among any executive officers, except that Messrs. John D. McDonald and Mark A. McDonald are brothers.

        Mr. Gerardo I. Lopez has served as Chief Executive Officer, President and a Director of AMC since March 2009. Prior to joining the Company, Mr. Lopez served as Executive Vice President of Starbucks Coffee Company and President of its Global Consumer Products, Seattle's Best Coffee and Foodservice divisions from September 2004 to March 2009. Prior thereto, Mr. Lopez served as President of the Handleman Entertainment Resources division of Handleman Company from November 2001 to September 2004. Mr. Lopez also serves on the boards of directors of Recreational Equipment, Inc., Brinker International, DCIP and Open Road Releasing. Mr. Lopez holds a B.S. degree in Marketing from George Washington University and a M.B.A. in Finance from Harvard Business School. Mr. Lopez has over 30 years of experience in marketing, sales and operations and management in public and private companies. His prior experience includes management of multi-billion-dollar operations and groups of over 2,500 associates.

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

        Ms. Elizabeth Frank has served as Executive Vice President, Chief Content & Programming Officer for AMC since July 2012. Between August 2010 and July 2012, Ms. Frank served as Senior Vice President, Strategy and Strategic Partnerships. From 2006 to 2010, Ms. Frank served as Senior Vice President of Global Programs for AmeriCares. From 2003 to 2006, Ms. Frank served as Vice President of Corporate Strategic Planning for Time Warner Inc. Prior to Time Warner Inc., Ms. Frank was a partner at McKinsey & Company for nine years. Ms. Frank serves on the board of directors of Open Road Releasing. Ms. Frank holds a Bachelor of Business Administration degree from Lehigh University and a Masters of Business Administration from Harvard University.

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

        We rely on distributors of motion pictures, over whom we have no control, for the films that we exhibit. Major motion picture distributors are required by law to offer and license film to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for our licenses on a film-by-film and theatre-by-theatre basis. Our business depends on maintaining good relations with these distributors, as this affects our ability to negotiate commercially favorable licensing terms for first-run films or to obtain licenses at all. With only 7 distributors representing approximately 89% of the U.S. box office in 2014, there is a high level of concentration in the industry. Our business may be adversely affected if our access to motion pictures is limited or delayed because of deterioration in our relationships with one or more distributors or for some other reason. To the extent that we are unable to license a popular film for exhibition in our theatres, our operating results may be adversely affected.

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

        We have a significant amount of debt, all of which is debt of our subsidiaries. As of December 31, 2014, we had outstanding $1,900.3 million of indebtedness ($1,852.6 million face amount), which consisted of $760.0 million under our Senior Secured Credit Facility ($761.4 million face amount), $1,024.0 million of our existing subordinated notes ($975.0 million face amount), $7.0 million promissory note and $109.3 million of existing capital and financing lease obligations, and $136.8 million would have been available for borrowing as additional senior debt under our Senior Secured Credit Facility. As of December 31, 2014, we also had approximately $3.5 billion of undiscounted rental payments under operating leases (with initial base terms generally between 15 to 20 years). The amount of our indebtedness and lease and other financial obligations could have important consequences to our stockholders. For example, it could:

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

        If we fail to make any required payment under our Senior Secured Credit Facility or the indentures governing our notes or to comply with any of the financial and operating covenants contained therein, we would be in default. Lenders under our Senior Secured Credit Facility or holders of our notes, as applicable, could then decide to accelerate the maturity of the indebtedness under the Senior Secured Credit Facility or the indentures and in the case of the Senior Credit Facility, foreclose upon the stock and personal property of our subsidiaries that is pledged to secure the Senior Secured Credit Facility. Other creditors might then accelerate other indebtedness. If the lenders under the Senior Secured Credit Facility or holders of our notes accelerate the maturity of the indebtedness thereunder, we might not have sufficient assets to satisfy our obligations under the Senior Secured Credit Facility, the indentures, or our other indebtedness. Our indebtedness under our Senior Secured Credit Facility bears interest at rates that fluctuate with changes in certain prevailing interest rates (although, subject to certain conditions, such rates may be fixed for certain periods). If interest rates increase, we may be unable to meet our debt service obligations under our Senior Secured Credit Facility and other indebtedness.

Limitations on the availability of capital may prevent deployment of strategic initiatives.

        Our key strategic initiatives, including recliner re-seats, enhanced food and beverage and premium sight & sound, require significant capital expenditures to implement. Our gross capital expenditures aggregated approximately $270.7 million for the year ended December 31, 2014 and $260.8 million, $72.8 million, and $40.1 million during year ended December 31, 2013, the period August 31, 2012 through December 31, 2012, and the period March 30, 2012 through August 30, 2012, respectively. We estimate that our gross cash outflows for capital expenditures will be approximately $320.0 million to $340.0 million for the year ending December 31, 2015. The lack of available capital resources due to business performance or other financial commitments could prevent or delay the deployment of innovations in our theatres. We may have to seek additional financing or issue additional securities to fully implement our growth strategy. We cannot be certain that we will be able to obtain new financing on favorable terms, or at all. In addition, covenants under our existing indebtedness limit our ability to incur additional indebtedness, and the performance of any additional or improved theatres may not be sufficient to service the related indebtedness that we are permitted to incur.

We have had significant financial losses in previous years.

        Prior to fiscal 2007, we had reported net losses in each of the prior nine fiscal years totaling approximately $551.1 million. For fiscal 2007, 2008, 2009, 2010, 2011, 2012, the period March 30, 2012 through August 30, 2012, the period August 31, 2012 through December 31, 2012, the year ended 2013, and the year ended 2014, we reported net earnings (losses) of $116.9 million, $(6.2) million, $(149.0) million, $79.9 million, $(174.3) million, $(94.1) million, $90.2 million, $(42.7) million, $364.4 million, and $64.1 million, respectively. If we experience poor financial results in the future, we may be unable to meet our payment obligations while attempting to expand our theatre circuit and withstand competitive pressures or adverse economic conditions.

We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.

        As of December 31, 2014, we had an estimated federal income tax loss carryforward of $649.8 million and estimated state income tax loss carryforward of $409.7 million which will be limited annually due to certain change in ownership provisions of the Internal Revenue Code ("IRC") Section 382. Our federal tax loss carryforwards will begin to expire in 2016 and will completely expire in 2034. Our state tax loss carryforwards may be used over various periods ranging from 1 to 20 years.

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

        We compete with other film delivery methods, including network, syndicated cable and satellite television and DVDs, as well as video-on-demand, pay-per-view services, video streaming and downloads via the Internet. We also compete for the public's leisure time and disposable income with other forms of entertainment, including sporting events, amusement parks, live music concerts, live theatre and restaurants. An increase in the popularity of these alternative film delivery methods and other forms of entertainment could reduce attendance at our theatres, limit the prices we can charge for admission and materially adversely affect our business and results of operations.

Our results of operations may be impacted by shrinking theatrical exclusive release windows.

        Over the last decade, the average theatrical exclusive release window, which represents the time that elapses from the date of a film's theatrical release to the date a film is available on DVD or similar on-demand release to an important downstream market, has decreased from approximately six months to approximately three to four months. If patrons choose to wait for a DVD release, video streaming or other home entertainment options rather than attend a theatre for viewing the film, it may adversely impact our business and results of operations, financial condition and cash flows. In 2011, several major film studios have tested premium video-on-demand products released in homes approximately 60 days after a movie's theatrical debut, which threatened the length of the release window. In January 2015, Amazon Studios announced its intention to produce and acquire original movies for theatrical release with video streaming available just 4 to 8 weeks after their theatrical debut. We cannot assure you that this release window, which is determined by the film studios, will not shrink further or be eliminated altogether, which could have an adverse impact on our business and results of operations.

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

        Our success depends on general political, social and economic conditions and the willingness of consumers to spend money at movie theatres. If going to motion pictures becomes less popular or consumers spend less on food and beverage, which accounted for 29.6% of our revenues in calendar 2014, our operations could be adversely affected. In addition, our operations could be adversely affected if consumers' discretionary income falls as a result of an economic downturn. Geopolitical events, including the threat of domestic terrorism or cyber attacks, could cause people to avoid our theatres or other public places where large crowds are in attendance. In addition, due to our concentration in certain markets, natural disasters such as hurricanes or earthquakes in those markets could adversely affect our overall results of operations.

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

Optimizing our theatre circuit through new construction and the transformation of our existing theatres may be subject to delay and unanticipated costs.

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

We rely on our information systems to conduct our business, and any failure to protect these systems against security breaches or failure of these systems themselves could adversely affect our business, results of operations and liquidity and could result in litigation and penalties. Additionally, if these systems fail or become unavailable for any significant period of time, our business could be harmed.

        The efficient operation of our business is dependent on computer hardware and software systems. Among other things, these systems collect and store certain personal information from customers, vendors and employees and process customer payment information. Additionally, open source internet ticketing allows tickets for all of our theatres to be sold by various third party vendors on websites using information systems we do not control. Our information systems and those maintained by our third party vendors and the sensitive data they are designed to protect are vulnerable to security breaches by computer hackers, cyber terrorists and other cyber attackers. We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems, and we rely on our third party vendors to take appropriate measures to protect the confidentiality of the information on those information systems. However, these measures and technology may not adequately prevent security breaches. Our information systems may become unavailable or fail to perform as anticipated for any reason, including viruses, loss of power or human error. Any significant interruption or failure of our information systems or those maintained by our third party vendors or any significant breach of security could adversely affect our reputation with our customers, vendors and employees and could adversely affect our business, results of operations and liquidity and could result in litigation against us or the imposition of penalties. A significant interruption, failure or breach of the security of our information systems or those of our third party vendors could also require us to expend significant resources to upgrade the security measures and technology that guard sensitive data against computer hackers, cyber terrorists and other cyber attackers. We maintain cyber risk insurance coverage to protect against such risks, however, there can be no assurance that such coverage will be adequate.

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

        The opening of new theatres by us and certain of our competitors has drawn audiences away from some of our older theatres. In addition, demographic changes and competitive pressures have caused some of our theatres to become unprofitable. Since not all theatres are appropriate for our new initiatives, we may have to close certain theatres or recognize impairment losses related to the decrease in value of particular theatres. We review long-lived assets, including intangibles, marketable securities and non-consolidated entities for impairment as part of our annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognized non-cash impairment losses in 1996 and in each fiscal year thereafter except for 2005, the Transition Period and calendar 2013. Our impairment losses of long-lived assets from continuing operations over this period aggregated to $301.3 million. Beginning fiscal 1999 through December 31, 2014, we also incurred theatre and other closure expenses, including theatre lease termination charges aggregating approximately $153.7 million. Deterioration in the performance of our theatres could require us to recognize additional impairment losses and close additional theatres, which could have an adverse effect on the results of our operations. We continually monitor the performance of our theatres, and factors such as changing consumer preferences for filmed entertainment in international markets and our inability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and significant theatre and other closure charges prior to expiration of underlying lease agreements.

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

        Subject to legally available funds, we intend to pay quarterly cash dividends. We are a holding company and have no direct operations. We will only be able to pay dividends from our available cash on hand and funds received from our subsidiaries. Our subsidiaries' ability to make distributions to us will depend on their ability to generate substantial operating cash flow. Our ability to pay dividends to our stockholders are subject to the terms of our Senior Secured Credit Facility and the indentures governing our outstanding notes. Our operating cash flow and ability to comply with restricted payment covenants in our debt instruments will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond our control. In addition, dividend payments are not mandatory or guaranteed, and our board of directors may decrease the level of dividends or entirely discontinue the payment of dividends. We may not pay dividends as a result of the following additional factors, among others:

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

        The maximum amount we would be permitted to distribute in compliance with our Senior Secured Credit Facility and the indentures governing our debt securities was approximately $713.5 million as of December 31, 2014. As a result of the foregoing limitations on our ability to make distributions, we cannot assure you that we will be able to make all of our intended quarterly dividend payments.

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

        We cannot predict the effect, if any, that market sales of shares of our Class A common stock or the availability of shares of our Class A common stock for sale will have on the market price of our Class A common stock prevailing from time to time. Sales of substantial amounts of shares of our Class A common stock in the public market, or the perception that those sales will occur, could cause the market price of our Class A common stock to decline. Wanda holds shares of our Class B common stock, all of which constitute "restricted securities" under the Securities Act. The shares of our Class B common stock automatically convert to Class A common stock (1) if transferred to a person other than certain permitted transferees or (2) upon Wanda and its permitted transferees holding less than 30% of all outstanding shares of our Class A and Class B common stock. Provided the holders comply with the applicable volume limits and other conditions prescribed in Rule 144 under the Securities Act, all of these restricted securities are currently freely tradeable. Wanda also has the right, subject to various conditions and limitations, to request that we effect registered offerings of any Class A common stock they hold.

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

Our controlling shareholder owns more than 91% of the combined voting power of our common stock and has significant influence over our corporate management and affairs.

        Our Class B common stock has three votes per share, and our Class A common stock, which is the publicly traded stock, has one vote per share. As of December 31, 2014, Wanda owns approximately 75,826,927 shares of Class B common stock, or 77.86% of our outstanding common stock, representing approximately 91.34% of the voting power of our outstanding common stock. As such, Wanda has significant influence over our reporting and corporate management and affairs, and, because of the three-to-one voting ratio between our Class B and Class A common stock, Wanda will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval (including election of directors and approval of significant corporate transactions, such as mergers) so long as the shares of Class B common stock owned by Wanda and its permitted transferees represent at least 30% of all outstanding shares of our Class A and Class B common stock. The shares of our Class B common stock automatically convert to shares of Class A common stock upon Wanda and its permitted transferees holding less than 30% of all outstanding shares of our Class A and Class B common stock.

The super voting rights of our Class B common stock and other anti-takeover protections in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage or prevent a takeover of our Company, even if an acquisition would be beneficial to our stockholders.

        Provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as amended, as well as provisions of the Delaware General Corporation Law and the supermajority rights of our Class B common stockholder, could delay or make it more difficult to remove incumbent directors or for a third party to acquire us, even if a takeover would benefit our stockholders. These provisions include:

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

  •
  the sole power of the board of directors to fill any vacancy on the board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The following table sets forth the general character and ownership classification of our theatre circuit, excluding non-consolidated joint ventures and managed theatres, as of December 31, 2014:

Property Holding Classification	Theatres	Screens
Owned	17	162
Leased pursuant to ground leases	6	73
Leased pursuant to building leases	318	4,635

Total	341	4,870

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

        Currently, the majority of the food and beverage, seating and other equipment required for each of our theatres are owned. The majority of our digital projection equipment is leased from DCIP.

        All obligations under the Senior Secured Credit Facility, and the guarantees of those obligations (as well as cash management obligations), are secured by substantially all of AMCE's assets as well as those of each subsidiary guarantor.

        Please refer to page 5 for the geographic locations of our Theatrical Exhibition circuit as of December 31, 2014. See Note 5—Property to the audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

Market Information

        Our common equity consists of Class A and Class B common stock. Our Class A common stock has traded on the New York Stock Exchange since December 18, 2013 under the symbol "AMC." There is no established public trading market for our Class B common stock.

        The following table sets forth the historical high and low sales prices per share of our Class A common stock as reported by the New York Stock Exchange for the calendar periods indicated:

	Calendar 2014
	High	Low
First Quarter (January 1, 2014 - March 31, 2014)	$26.68	$19.75
Second Quarter (April 1, 2014 - June 30, 2014)	25.14	20.99
Third Quarter (July 1, 2014 - September 30, 2014)	25.34	22.09
Fourth Quarter (October 1, 2014 - December 31, 2014)	27.08	21.10

	Calendar 2013(1)
	High	Low
Fourth Quarter (December 18, 2013 - December 31, 2013	$20.72	$19.35

(1)
Prior to December 18, 2013, there was no established public trading market for our common stock.

Holders of Common Stock

        On February 13, 2015, there were approximately 59 stockholders of record of our Class A common Stock and one stockholder of record of our Class B common Stock.

        Temporary Equity:    Certain members of management have the right to require Holdings to purchase the Class A common stock held by them pursuant to the terms of a stockholders agreement. Beginning on January 1, 2016 (or upon the termination of a management stockholder's employment by us without cause, by the management stockholder for good reason, or due to the management stockholder's death or disability) management shareholders will have the right, in limited circumstances, to require Holdings to purchase shares of Holdings that are not fully and freely tradeable at a price equal to the price per share paid by such management shareholder with appropriate adjustments for any subsequent events such as dividends, splits, combinations and the like. These shares of the Class A common stock is classified as temporary equity, apart from permanent equity, as a result of the contingent redemption feature contained in the stockholder agreement.

        During the twelve months ended December 31, 2014, certain members of management received $92,000 by tendering shares of Class A common stock to Holdings with an original recorded historical cost of $43,000. As a result of this transaction, temporary equity declined by $43,000 and additional paid-in capital increased by $43,000.

Dividend Policy

        Subject to legally available funds, we intend to pay a quarterly cash dividend at an annual rate initially equal to approximately $0.80 per share (or a quarterly rate initially equal to approximately $0.20 per share) of Holdings' Class A and Class B common stock. The payment of future dividends is subject to our Board of Directors' discretion and dependent on many considerations, including limitations imposed by covenants in the agreements governing our indebtedness, operating results, capital requirements, strategic considerations and other factors.

        We are a holding company and have no direct operations. We will only be able to pay dividends from our available cash on hand and funds received from our subsidiaries. Their ability to make any payments to us will depend upon many factors, including our operating results, cash flows and the terms of the Senior Secured Credit Facility and the indentures governing our subsidiaries' debt securities. Our ability to pay dividends to our stockholders will also be subject to the terms of the indebtedness. The declaration and payment of any future dividends will be at the sole discretion of our board of directors after taking into account various factors, including legal requirements, our subsidiaries' ability to make payments to us, our financial condition, operating results, cash flow from operating activities, available cash and current and anticipated cash needs. We do not intend to borrow funds to pay the quarterly dividend described above. See the Liquidity and Capital Resources section of Item 7 of Part II hereof for further information regarding the dividend restrictions.

        The following is a summary of dividends and dividend equivalents declared to stockholders during the twelve months ended December 31, 2014:

Declaration Date	Record Date	Date Paid	Amount per Share of Common Stock	Total Dividends (In thousands)(1)
April 25, 2014	June 6, 2014	June 16, 2014	$0.20	$19,576
July 29, 2014	September 5, 2014	September 15, 2014	0.20	19,576
October 27, 2014	December 5, 2014	December 15, 2014	0.20	19,577

(1)
Includes amounts related to restricted stock unit and performance stock unit awards that were not paid until such awards vested.

        No dividends were paid during calendar year 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

        See Item 12 of Part III of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

        None.

Issuer Purchase of Equity Securities

        The following table provides information relating to the Company's repurchase of common stock for the twelve months ended December 31, 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Calendar 2014	4,085	$22.52	—	—

(1)
Holdings purchased 4,085 shares of Class A common stock at fair value for $92,000 on July 21, 2014 from certain members of management. Certain members of management incurred a tax liability associated with Holdings' common stock owned since the date of the Merger. Management received $92,000 by tendering 4,085 shares of Class A common stock to Holdings. See sections "Temporary Equity" and "Treasury Stock" under Note 10—Stockholders' Equity of the Notes to Consolidated Financial Statements in Part II Item 8 for further information.

Performance Graph

        The following stock price performance graph should not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Exchange Act or the Securities Act of 1933, as amended, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

        The following stock performance graph compares, for the period December 18, 2013 through December 31, 2014, the cumulative total stockholder return for AMC Entertainment Holdings, Inc's. common stock, the Standard & Poor's Corporation Composite 500 Index and a self-determined peer group consisting of Carmike Cinemas, Inc. (CKEC), Cinemark Holdings, Inc. (CNK) and Regal Entertainment Group (RGC). Measurement points are the last trading day for each month ended December 31, 2013 through December 31, 2014. The graph assumes that $100 was invested on December 18, 2013 in our common stock and in our peer group and on November 30, 2013 in the Standard & Poor's Corporation Composite 500 Index and assumes reinvestment of any dividends.

The stock price performance below is not necessarily indicative of future stock price performance.

COMPARISON OF 1 YEAR CUMULATIVE TOTAL RETURN*
Among AMC Entertainment Holdings, Inc., the S&P 500 Index, and a Peer Group

*
$100 invested on 12/18/13 in stock or 11/30/13 in index, including reinvestment of dividends.

	12/13	12/13	1/14	2/14	3/14	4/14	5/14	6/14	7/14	8/14	9/14	10/14	11/14	12/14
AMC	100.00	110.60	115.02	123.20	130.52	124.54	122.01	135.04	122.93	128.52	125.87	139.07	143.56	144.46
S&P 500	100.00	102.53	98.99	103.51	104.38	105.16	107.62	109.85	108.33	112.67	111.09	113.80	116.86	116.57
Peer Group	100.00	102.12	95.70	95.23	95.12	96.31	102.91	113.22	104.42	113.00	108.00	115.02	118.17	114.68

Item 6.    Selected Financial Data.

	Years Ended(1)
(In thousands, except operating data)	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Statement of Operations Data:
Revenues:
Admissions	$1,765,388	$1,847,327	$548,632	$816,031	$1,721,295	$1,644,837
Food and beverage	797,735	786,912	229,739	342,130	689,680	644,997
Other revenue	132,267	115,189	33,121	47,911	111,002	72,704

Total revenues	2,695,390	2,749,428	811,492	1,206,072	2,521,977	2,362,538

Operating Costs and Expenses:
Film exhibition costs	934,246	976,912	291,561	436,539	916,054	860,470
Food and beverage costs	111,991	107,325	30,545	47,326	93,581	79,763
Operating expense(2)	733,338	726,641	230,434	297,328	696,783	691,264
Rent	455,239	451,828	143,374	189,086	445,326	451,874
General and administrative:
Merger, acquisition and transactions costs	1,161	2,883	3,366	4,417	3,958	16,838
Management fee	—	—	—	2,500	5,000	5,000
Other(3)	64,873	97,288	29,110	27,023	51,495	58,157
Depreciation and amortization	216,321	197,537	71,633	80,971	212,817	211,444
Impairment of long-lived assets	3,149	—	—	—	285	12,779

Operating costs and expenses	2,520,318	2,560,414	800,023	1,085,190	2,425,299	2,387,589

Operating income (loss)	175,072	189,014	11,469	120,882	96,678	(25,051)
Other expense (income)	(8,344)	(1,415)	49	960	1,965	42,687
Interest expense:
Corporate borrowings	111,072	129,963	45,259	67,614	172,159	177,459
Capital and financing lease obligations	9,867	10,264	1,873	2,390	5,968	6,198
Equity in (earnings) losses of non-consolidated entities	(26,615)	(47,435)	2,480	(7,545)	(12,559)	(17,178)
Gain on NCM transactions	—	—	—	—	—	(64,441)
Investment expense (income)(4)	(8,145)	(2,084)	290	(41)	17,619	(484)

Earnings (loss) from continuing operations before income taxes	97,237	99,721	(38,482)	57,504	(88,474)	(169,292)
Income tax provision (benefit)(5)	33,470	(263,383)	3,500	2,500	2,015	1,950

Earnings (loss) from continuing operation	63,767	363,104	(41,982)	55,004	(90,489)	(171,242)
Earnings (loss) from discontinued operations, net of income tax provision(6)	313	1,296	(688)	35,153	(3,609)	(3,062)

Net earnings (loss)	$64,080	$364,400	$(42,670)	$90,157	$(94,098)	$(174,304)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.65	$4.74	$(0.56)	$0.87	$(1.43)	$(2.70)
Earnings (loss) from discontinued operations	0.01	0.02	(0.01)	0.55	(0.06)	(0.05)

Basic earnings (loss) per share	$0.66	$4.76	$(0.57)	$1.42	$(1.49)	$(2.75)

Average shares outstanding—Basic	97,506	76,527	74,988	63,335	63,335	63,324
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.65	$4.74	$(0.56)	$0.86	$(1.43)	$(2.70)
Earnings (loss) from discontinued operations	0.01	0.02	(0.01)	0.55	(0.06)	(0.05)

Diluted earnings (loss) per share	$0.66	$4.76	$(0.57)	$1.41	$(1.49)	$(2.75)

Average shares outstanding—Diluted	97,700	76,527	74,988	63,715	63,335	63,324

	Years Ended(1)
(In thousands, except operating data)	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012	52 Weeks Ended March 31, 2011
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Balance Sheet Data (at period end):
Cash and equivalents	$218,206	$546,454	$133,071		$277,605	$417,408
Corporate borrowings	1,791,005	2,078,811	2,078,675		2,146,534	2,312,108
Other long-term liabilities	419,717	370,946	433,151		426,829	432,439
Capital and financing lease obligations	109,258	116,199	122,645		62,220	65,675
Stockholder's equity	1,512,732	1,507,470	766,774		157,601	265,949
Total assets	4,763,732	5,046,724	4,273,838		3,640,267	3,855,954
Other Data:
Net cash provided by operating activities	$297,302	$357,342	$73,892	$76,372	$137,029	$(16,168)
Capital expenditures	(270,734)	(260,823)	(72,774)	(40,116)	(139,359)	(129,347)
Screen additions	29	12	—	—	12	14
Screen acquisitions	36	37	166	—	—	960
Screen dispositions	33	29	15	31	106	359
Construction openings (closures), net	(48)	(32)	18	(18)	—	—
Average screens—continuing operations(7)	4,871	4,859	4,732	4,742	4,811	4,920
Number of screens operated	4,960	4,976	4,988	4,819	4,868	4,962
Number of theatres operated	348	345	344	333	338	352
Screens per theatre	14.3	14.4	14.5	14.5	14.4	14.1
Attendance (in thousands)—continuing operations(7)	187,241	199,270	60,336	90,616	194,205	188,810

(1)
On November 15, 2012, the Company announced it had changed its fiscal year to a calendar year so that the calendar year shall begin on January 1st and end on December 31st of each year. Prior to the change, fiscal years refer to the fifty-two weeks, and in some cases fifty-three weeks, ending on the Thursday closest to the last day of March.

In connection with the change of control due to the Merger, the Company's assets and liabilities were adjusted to fair value on the closing date of the Merger by application of "push down" accounting. As a result of the application of "push down" accounting in connection with the Merger, the Company's financial statement presentations herein distinguish between a predecessor period ("Predecessor"), for periods prior to the Merger, and a successor period ("Successor"), for periods subsequent to the Merger. The Successor applied "push down" accounting and its financial statements reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed as of the Merger date. The consolidated financial statements presented herein are those of Successor from its inception on August 31, 2012 through December 31, 2014, and those of Predecessor for all periods prior to the Merger date. As a result of the application of "push down" accounting at the time of the Merger, the financial statements for the Predecessor period and for the Successor period are presented on different bases and are, therefore, not comparable.

(2)
Includes theatre and other closure expense for calendar 2014, calendar 2013, the period August 31, 2012 through December 31, 2012, the period March 30, 2012 through August 30, 2012 and for fiscal years 2012 and 2011 of $9,346,000, $5,283,000, $2,381,000, $4,191,000, $7,449,000, and $60,763,000, respectively. In the fourth quarter of fiscal 2011, the Company permanently closed 73 underperforming screens in six theatre locations while continuing to operate 89 screens at these locations, and discontinued development of and ceased use of certain vacant and under-utilized retail space at four other theatres, resulting in a charge of $55,015,000 for theatre and other closure expense.

(3)
During calendar 2014, other general and administrative expense included the annual incentive compensation expense of $13,327,000 and stock-based compensation expense of $11,293,000. During calendar 2013, other general and administrative expense included both the annual incentive compensation expense of $19,563,000 and the management profit sharing plan expense of $11,300,000 related to improvements in net earnings, an IPO stock award of $12,000,000 to certain members of management, and early retirement and severance expense of $3,279,000. During the period of August 31, 2012 through December 31, 2012, other general and administrative expense included both the annual incentive compensation expense of $11,733,000 and the management profit sharing plan expense of $2,554,000 related to improvements in net earnings. Other general and administrative expense for fiscal years 2012 and 2011 included annual incentive compensation expense of $8,642,000 and $3,521,000, respectively.

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

(6)
All fiscal years presented includes earnings and losses from discontinued operations related to seven theatres in Canada and one theatre in the UK that were sold or closed in the Transition Period. During the period of March 30, 2012 through August 30, 2012, the Company recorded gains, net of lease termination expense, on the disposition of the seven Canada theatres and the one United Kingdom theatre of approximately $39,382,000, primarily due to the write-off of long-term lease liabilities extinguished in connection with the sales and closure. During the twelve months ended December 31, 2013, we received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada. The earnings from discontinued operations during the twelve months ended December 31, 2013, were partially offset by income taxes, legal and professional fees, and contractual repairs and maintenance expenses.

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

Overview

        We are one of the world's largest theatrical exhibition companies and an industry leader in innovation and operational excellence. Our Theatrical Exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs™ customer frequency membership program, rental of theatre auditoriums, income from gift card and packaged tickets sales, on-line ticketing fees and arcade games located in theatre lobbies. As of December 31, 2014, we owned, operated or had interests in 348 theatres and 4,960 screens.

        During the twelve months ended December 31, 2014, we opened 3 new theatres with a total of 29 screens and acquired 4 theatres with 36 screens in the U.S., permanently closed 3 theatres with 20 screens in the U.S., permanently closed one theatre with 13 screens in Canada and temporarily closed 363 screens and reopened 315 screens in the U.S. to implement our strategy and install consumer experience upgrades.

        Box office admissions are our largest source of revenue. We predominantly license "first-run" films from distributors owned by major film production companies and from independent distributors. We license films on a film-by-film and theatre-by-theatre basis. Film exhibition costs are accrued based on the applicable admissions revenues and estimates of the final settlement pursuant to our film licenses. Licenses that we enter into typically state that rental fees are based on aggregate terms established prior to the opening of the picture. In certain circumstances and less frequently, our rental fees are based on a mutually agreed settlement upon the conclusion of the picture. Under an aggregate terms formula, we pay the distributor a specified percentage of box office gross or pay based on a scale of percentages tied to different amounts of U.S./Canada box office gross. The settlement process allows for negotiation based upon how a film actually performs.

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

        Open-source internet ticketing makes all our seats (over 865,000) in all our theatres and auditoriums for all our showtimes as available as possible, on as many websites as possible. This is a significant departure from the prior ten-year practice, when tickets to any one of our buildings were only available on one website. We believe increased online access is important because it captures customers' purchase intent more immediately and directly than if we had to wait until they showed up at the theatre box office to make a purchase. Once our customers buy a ticket, they are less likely to change their mind. Carefully monitoring internet pre-sales also lets us adjust capacity in real time, moving movies that are poised to overperform to larger capacity or more auditoriums, thereby maximizing yield.

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

        Technical innovation has allowed us to enhance the consumer experience through premium formats such as IMAX, 3D and other large screen formats. When combined with our major markets' customer base, the operating flexibility of digital technology enhances our capacity utilization and dynamic pricing capabilities. This enables us to achieve higher ticket prices for premium formats and provide incremental revenue from the exhibition of alternative content such as live concerts, sporting events, Broadway shows, opera and other non-traditional programming. Within each of our major markets, we are able to charge a premium for these services relative to our smaller markets. We intend to continue to broaden our content offerings and enhance the customer experience through the installation of additional IMAX and AMC Prime (our proprietary large screen format) screens and the presentation of attractive alternative content.

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

        To address recent consumer trends, we are expanding our menu of enhanced food and beverage products to include made-to-order drinks and meals, customized coffee, healthy snacks, premium beers, wine and mixed drinks and other gourmet products. We plan to invest across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage design improvements to the development of new dine-in theatre options to rejuvenate theatres approaching the end of their useful lives as traditional movie theatres and, in some of our larger theatres, to more efficiently monetize attendance. The costs of these conversions in some cases are partially covered by investments from the theatre landlord. Building on the success of our full-service Dine-In Theatres, we have completed construction of a new concept, AMC Red Kitchen , which emphasizes freshness, speed and convenience. Customers place their orders at a central station and the order is delivered to our customers at their reserved seat. As of December 31, 2014, we have successfully implemented our dine-in theatre concepts at 16 locations, which feature full kitchen facilities, seat-side servers and a separate bar and lounge area.

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

        During the 2014 calendar year, films licensed from our seven largest distributors based on revenues accounted for approximately 89% of our U.S. admissions revenues. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's films in any given year.

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

        As of December 31, 2014, we had 2,263 3D enabled screens, including AMC Prime/ETX 3D enabled screens, and 150 IMAX 3D enabled screens; approximately 49% of our screens were 3D enabled screens, including IMAX 3D enabled screens, and approximately 3% of our screens were IMAX 3D enabled screens. We are the largest IMAX exhibitor in the world with a 45% market share in the United States and each of our IMAX local installations is protected by geographic exclusivity. The following table identifies the upgrades to our theatre circuit during the periods indicated:

Format	Number of Screens As of December 31, 2014	Number of Screens As of December 31, 2013
Digital	4,946	4,852
3D enabled	2,263	2,232
IMAX (3D enabled)	150	145
AMC Prime/ETX (3D enabled)	20	17
Dine-in theatres	265	182
Premium seating	598	396

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

        As of December 31, 2014, we had 2,415,000 AMC Stubs members. Our AMC Stubs members represent approximately 22% of our attendance during 2014 with an average ticket price 1% lower than our non-members and food and beverage expenditures per patron 19% higher than non-members. The following table reflects AMC Stubs activity for the twelve months ended December 31, 2014 (Successor):

			AMC Stubs Revenue for Twelve Months Ended December 31, 2014
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, December 31, 2013	$14,258	$17,117
Membership fees received	23,288	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	16,951	—	(16,951)	—
Food and beverage	—	27,775	—	—	(27,775)
Rewards redeemed:
Admissions	—	(17,593)	—	17,593	—
Food and beverage	—	(28,121)	—	—	28,121
Amortization of deferred revenue	(26,138)	—	26,138	—	—

For the period ended or balance as of December 31, 2014	$11,408	$16,129	$26,138	$642	$346

        The following table reflects AMC Stubs activity for the twelve months ended December 31, 2013 (Successor):

			AMC Stubs Revenue for Twelve Months Ended December 31, 2013
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, December 31, 2012	$10,596	$15,819
Membership fees received	28,092	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	13,811	—	(13,811)	—
Food and beverage	—	36,495	—	—	(36,495)
Rewards redeemed:
Admissions	—	(15,262)	—	15,262	—
Food and beverage	—	(33,746)	—	—	33,746
Amortization of deferred revenue	(24,430)	—	24,430	—	—

For the period ended or balance as of December 31, 2013	$14,258	$17,117	$24,430	$1,451	$(2,749)

        The following table reflects AMC Stubs activity for the period August 31, 2012 through December 31, 2012 (Successor):

			AMC Stubs Revenue for August 31, 2012 through December 31, 2012
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, August 31, 2012	$12,345	$19,175
Membership fees received	5,802	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	382	—	(382)	—
Food and beverage	—	9,522	—	—	(9,522)
Rewards redeemed:
Admissions	—	(4,218)	—	4,218	—
Food and beverage	—	(9,042)	—	—	9,042
Amortization of deferred revenue	(7,551)	—	7,551	—	—

For the period ended or balance as of December 31, 2012	$10,596	$15,819	$7,551	$3,836	$(480)

        The following table reflects AMC Stubs activity for the period March 30, 2012 through August 30, 2012 (Predecessor):

			AMC Stubs Revenue for March 30, 2012 through August 30, 2012
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, March 30, 2012	$13,693	$20,961
Membership fees received	9,283	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	4,146	—	(4,146)	—
Food and beverage	—	16,385	—	—	(16,385)
Rewards redeemed:
Admissions	—	(7,335)	—	7,335	—
Food and beverage	—	(14,982)	—	—	14,982
Amortization of deferred revenue	(10,631)	—	10,631	—	—

For the period ended or balance as of August 30, 2012	$12,345	$19,175	$10,631	$3,189	$(1,403)

Significant Events

        Subsequent Events.    On January 12, 2015, the Compensation Committee and all of the Board of Directors of AMC Entertainment Holdings, Inc. adopted resolutions to terminate the AMC Postretirement Medical Plan with a targeted effective date of March 31, 2015. On January 23, 2015, we notified eligible associates that their retiree medical coverage under the plan will terminate after March 31, 2015. Payments to eligible associates will be in the amount of approximately $4,300,000 with a targeted payment date of March 31, 2015. We anticipate we will record gains including unrecognized prior service credits and actuarial gains recorded in accumulated other comprehensive income related to the termination and settlement of the plan during the first quarter of 2015.

        On February 3, 2015, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on March 23, 2015 to stockholders of record on March 9, 2015.

        Corporate Borrowings.    On January 15, 2014, AMC Entertainment Inc. ("AMCE") launched a cash tender offer and consent solicitation for any and all of its outstanding 8.75% Senior Fixed Rate Notes due 2019 ("Notes due 2019") at a purchase price of $1,038.75 plus a $30.00 consent fee for each $1,000 principal amount of Notes due 2019 validly tendered and accepted by AMCE on or before the consent payment deadline on January 29, 2014 at 5:00 p.m. New York City time (the "Consent Date"). Holders of $463,950,000, or approximately 77.33%, of the Notes due 2019 validly tendered (or defective tender waived by AMCE) and did not withdraw their Notes due 2019 prior to the expiration of the Consent Date. An additional $14,000 of Notes due 2019 was tendered from the Consent Date to the expiration date of the tender offer. The consents received exceeded the amount needed to approve the proposed amendments to the indenture under which the Notes due 2019 were issued. On February 7, 2014, AMCE amended the indenture governing the Notes due 2019 to eliminate substantially all of the restrictive covenants and certain events of default and other related provisions. On February 7, 2014, AMCE accepted for purchase $463,950,000 aggregate principal amount, plus accrued and unpaid interest of the Notes due 2019, at a purchase price of $1,038.75 plus a $30.00 consent fee for each $1,000 principal amount of Notes due 2019 validly tendered (or defective tender waived by AMCE), and, on February 14, 2014, AMCE accepted for purchase the additional $14,000 of Notes due 2019 tendered after the Consent Date, plus accrued and unpaid interest, at a purchase price of $1,038.75 for each $1,000 principal amount of Notes due 2019 validly tendered. On April 22, 2014, AMCE gave notice for redemption of all outstanding Notes due 2019 on a redemption date of June 1, 2014 (the "Redemption Date") at a redemption price of 104.375% of the principal amount together with accrued and unpaid interest to the Redemption Date. The aggregate principal amount of the Notes due 2019 outstanding on April 22, 2014 was $136,036,000. AMCE completed the redemption of all of its outstanding Notes due 2019 on June 2, 2014. We recorded a gain on extinguishment related to the cash tender offer and redemption of the Notes due 2019 of approximately $8,544,000 in other income, partially offset by other expenses of $158,000 during the twelve months ended December 31, 2014.

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

        Dividends.    On April 25, 2014, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on June 16, 2014 to stockholders of record on June 6, 2014. On July 29, 2014, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on September 15, 2014 to stockholders of record on September 5, 2014. On October 27, 2014, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on December 15, 2014 to stockholders of record on December 5, 2014. We paid dividends and dividend equivalents of $58,504,000 during the twelve months ended December 31, 2014 and accrued $225,000 for the remaining unpaid dividends at December 31, 2014.

        NCM.    As of December 31, 2014, the estimated fair value of NCM, as measured by the closing price per common share of NCM, Inc. of $14.37, was $275,825,000, which was 3.8% greater than the carrying value of $265,839,000. The market price at December 31, 2013 was $19.96. The market value of common stock may change significantly due to the underlying performance of the business, industry trends and general economic and political conditions. During 2014, NCM has experienced a significant decrease in advertising revenues primarily caused by an increasingly competitive advertising environment. Should the market value of our investment in NCM decline below our carrying value, an impairment loss may be warranted if the decline in value is deemed other than temporary.

        On May 5, 2014, NCM, Inc., the sole manager of NCM LLC, announced that it has entered into an agreement to acquire Screenvision, LLC for $375,000,000, consisting of cash, principally from an increase in borrowings, and NCM, Inc. common stock. Consummation of the transaction is subject to regulatory approvals and other customary closing conditions. If NCM, Inc. does not receive this approval or if the closing conditions in the agreement cannot be satisfied, NCM Inc. may be required to pay a termination fee of approximately $28,800,000. NCM LLC would indemnify NCM, Inc. and bear a pro rata portion of this fee based upon NCM, Inc.'s ownership percentage in NCM LLC, with NCM LLC's founding members bearing the remainder of the fee in accordance with their ownership percentage in NCM LLC. We hold an investment in NCM LLC of 14.96% as of December 31, 2014. On November 3, 2014, the U.S. Department of Justice (the "DOJ") filed an antitrust lawsuit seeking to enjoin the proposed acquisition of Screenvision, LLC by NCM, Inc. See Note 7—Investments of the Notes to Consolidated Financial Statements in Item 1 of Part I for further information for our investment in NCM LLC. As of December 31, 2014, NCM LLC did not have a liability recorded for this termination fee.

        Valuation Allowance.    On December 31, 2013, we reversed $265,600,000 of our recorded valuation allowance for deferred tax assets which significantly contributed to our recorded income tax benefit of $263,383,000 for the twelve months ended December 31, 2013. We generated sufficient earnings in the United States federal and state tax jurisdictions where we had recorded valuation allowances to conclude that we did not need valuation allowances in these tax jurisdictions.

        Initial Public Offering of Holdings.    On December 23, 2013, Holdings completed the IPO of 18,421,053 shares of Class A common stock at a price of $18.00 per share. In connection with the IPO, the underwriters exercised in full their option to purchase an additional 2,631,579 shares of Class A common stock. As a result, the total IPO size was 21,052,632 shares of Class A common stock and the net proceeds were approximately $355,299,000 after deducting underwriting discounts and commissions and offering expenses. The net proceeds of the IPO, after deducting offering expenses, were contributed to AMCE. AMCE used a portion of the proceeds (approximately $137 million) to fund the tender offer for the Notes due 2019. We used the remaining proceeds to retire outstanding indebtedness and for general corporate purposes, including capital expenditures. Wanda holds approximately 77.86% of Holdings' outstanding common stock and 91.34% of the combined voting power of Holdings' outstanding common stock as of December 31, 2014.

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

        Acquisitions.    In December 2012, we completed the acquisition of 4 theatres and 61 screens from Rave Reviews Cinemas, LLC and 6 theatres and 95 screens from Rave Digital Media, LLC, (and together "Rave theatres"). The purchase price for the Rave theatres, paid in cash, was $88,683,000, net of cash acquired, and was subject to working capital and other purchase price adjustments. Approximately $881,000 of the total purchase price was paid during the twelve months ended December 31, 2013. For additional information about this acquisition, see Note 3—Acquisition to our Consolidated Financial Statements under Part II Item 8 of this Annual Report on Form 10-K.

        Fiscal Year.    On November 15, 2012, we changed our fiscal year to a calendar year ending on December 31st of each year. Prior to the change, we had a 52/53 week fiscal year ending on the Thursday closest to the last day of March. The consolidated financial statements include the transition period of March 30, 2012 through December 31, 2012 ("Transition Period").

        Merger.    On August 30, 2012, Wanda acquired Holdings through a merger between Holdings and Merger Subsidiary, an indirect subsidiary of Wanda, whereby Merger Subsidiary merged with and into Holdings with Holdings continuing as the surviving corporation and as an indirect subsidiary of Wanda. In connection with the change of control pursuant to the Merger, our assets and liabilities were adjusted to fair value on the closing date of the Merger by application of "push down" accounting. As a result of the application of "push down" accounting in connection with the Merger, our financial statement presentations herein distinguish between a predecessor period ("Predecessor"), for periods prior to the Merger, and a successor period ("Successor"), for periods subsequent to the Merger. The Successor applied "push down" accounting and its financial statements reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed as of the Merger date, August 30, 2012. As a result of the application of "push down" accounting at the time of the Merger, the financial statements for the Predecessor period and for the Successor period are presented on different bases and are, therefore, not comparable. See Note 2—Merger of the Notes to our Consolidated Financial Statements under Part II Item 8 of this Annual Report on Form 10-K.

        Dispositions.    In July and August of 2012, we sold 6 and closed 1 of our 8 theatres located in Canada. One theatre with 20 screens was closed prior to the end of the lease term and we made a payment to the landlord of $7,562,000 to terminate this lease. Two theatres with 48 screens were sold under an asset purchase agreement to Empire Theatres Limited and 4 theatres with 86 screens were sold under a share purchase agreement to Cineplex, Inc. During the period of March 30, 2012 through August 30, 2012, the total net proceeds we received from these sales were approximately $1,472,000, and were subject to purchase price adjustments. The operations of these 7 theatres have been eliminated from our ongoing operations. We do not have any significant continuing involvement in the operations of these 7 theatres after the dispositions. During August of 2012, we sold one theatre in the UK with 12 screens. Proceeds from this sale were $395,000 and were subject to working capital and other purchase price adjustments as described in the sales agreement. The results of operations of these 8 theatres have been classified as discontinued operations. We are in discussions with the landlord regarding the ongoing operation at the remaining theatre located in the UK. We recorded gains, net of lease termination expense, on the sales of these theatres of approximately $39,392,000, which were included in discontinued operations during the period of March 30, 2012 through

August 30, 2012, and reflect the write off of long-term lease liabilities extinguished in connection with the sales and closure. During the twelve months ended December 31, 2013, we received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada. The sales price adjustment was related to tax attributes of the theatres sold in Canada which were not determinable or probable of collection at the date of the sale. We completed our tax returns, for periods prior to the date of sale, during the twelve months ended December 31, 2013 at which time the buyer was able to determine amounts due pursuant to the sales price adjustment and remit them to us. We recorded the additional gain on sale following the guidance for gain contingencies in ASC 450-30-25-1 when the gains were realizable. The earnings from discontinued operations were partially offset by income taxes, legal and professional fees, and contractual repairs and maintenance expenses during the twelve months ended December 31, 2014.

Critical Accounting Policies and Estimates

        Our Consolidated Financial Statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our Consolidated Financial Statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. We have identified several policies as being critical because they require management to make particularly difficult, subjective and complex judgments about matters that are inherently uncertain, and there is a likelihood that materially different amounts would be reported under different conditions or using different assumptions. See Note 11—Income Taxes of the Notes to Consolidated Financial Statements in Item 8 of Part II hereof for further information and in particular our reversal of recorded valuation allowance for the twelve months ended December 31, 2013.

        All of our significant accounting policies are discussed in Note 1 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

        Impairments.    We evaluate goodwill and other indefinite lived intangible assets for impairment annually or more frequently as specific events or circumstances dictate. Impairment for other long-lived assets (including finite lived intangibles) is done whenever events or changes in circumstances indicate that these assets may not be fully recoverable. We have invested material amounts of capital in goodwill and other intangible assets in addition to other long-lived assets. We operate in a very competitive business environment and our revenues are highly dependent on movie content supplied by film producers. In addition, it is not uncommon for us to closely monitor certain locations where operating performance may not meet our expectations. Because of these and other reasons we have recorded material impairment charges primarily related to long-lived assets. Impairment charges were $3,149,000 and $1,370,000 during the twelve months ended December 31, 2014 and December 31, 2013, respectively. There are a number of estimates and significant judgments that are made by management in performing these impairment evaluations. Such judgments and estimates include estimates of future revenues, cash flows, capital expenditures, and the cost of capital, among others. We believe we have used reasonable and appropriate business judgments. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy. These estimates determine whether impairments have been incurred and also quantify the amount of any related impairment charge. Given the nature of our business and our recent history, future impairments are possible and they may be material, based upon business conditions that are constantly changing.

        Our recorded goodwill was $2,289,800,000 as of both December 31, 2014 and December 31, 2013. We evaluate goodwill and our trademarks for impairment annually during our fourth fiscal quarter and any time an event occurs or circumstances change that would more likely than not reduce the fair value for a reporting unit below its carrying amount. Our goodwill is recorded in our Theatrical Exhibition operating segment, which is also the reporting unit for purposes of evaluating recorded goodwill for impairment. If the carrying value of the reporting unit exceeds its fair value, we are required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.

        At December 31, 2014 and December 31, 2013, we assessed qualitative factors and reached a determination that it is not more likely than not that the fair value of our reporting unit is less than its carrying value and therefore the two step method, as described in ASC 350-20, is not necessary. Factors considered in determining this conclusion include but are not limited to the fair value of our equity as determined by Holdings' closing stock price on December 31, 2014 exceeded our carrying value as of December 31, 2014; our Adjusted EBITDA improved from calendar 2013; and the equity values of our peer group competitors increased during the calendar 2014.

        There was no goodwill impairment as of December 31, 2014 and December 31, 2013.

        Film Exhibition Costs.    We have agreements with film companies who provide the content we make available to our customers. We are required to routinely make estimates and judgments about box office receipts for certain films and for films provided by specific film distributors in closing our books each period. These estimates are subject to adjustments based upon final settlements and determinations of final amounts due to our content providers that are typically based on a film's box office receipts and how well it performs. In certain instances this evaluation is done on a film by film basis or in the aggregate by film production suppliers. We rely upon our industry experience and professional judgment in determining amounts to fairly record these obligations at any given point in time. The accruals made for film costs have historically been material and we expect they will continue to be so into the future. During the twelve months ended December 31, 2014, the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, and the period March 30, 2012 through August 30, 2012, our film exhibition costs totaled $934,246,000, $976,912,000, $291,561,000, and $436,539,000, respectively.

        Income and operating taxes.    Income and operating taxes are inherently difficult to estimate and record. This is due to the complex nature of the U.S. tax code and also because our returns are routinely subject to examination by government tax authorities, including federal, state and local officials. Most of these examinations take place a few years after we have filed our tax returns. Our tax audits in many instances raise questions regarding our tax filing positions, the timing and amount of deductions claimed and the allocation of income among various tax jurisdictions. Our federal and state tax operating loss carry forwards of approximately $649,782,000 and $409,654,000 which begin expiring in 2016, respectively at December 31, 2014, require us to estimate the amount of carry forward losses that we can reasonably be expected to realize. Future changes in conditions and in the tax code may change these strategies and thus change the amount of carry forward losses that we expect to realize and the amount of valuation allowances we have recorded. Accordingly future reported results could be materially impacted by changes in tax matters, positions, rules and estimates and these changes could be material.

        Theatre and Other Closure Expense.    Theatre and other closure expense is primarily related to payments made or received or expected to be made or received to or from landlords to terminate leases on certain of our closed theatres, other vacant space and theatres where development has been discontinued. Theatre and other closure expense is recognized at the time the theatre or auditorium closes, space becomes vacant or development is discontinued. Expected payments to or from landlords are based on actual or discounted contractual amounts. We estimate theatre closure expense based on contractual lease terms and our estimates of taxes and utilities. The discount rate we use to estimate theatre and other closure expense is based on estimates of our borrowing costs at the time of closing. Our theatre and other closure liabilities have been measured using a discount rate of approximately 6.0% to 9.0%. We have recorded theatre and other closure expense, which is included in operating expense in the Consolidated Statements of Operations, of $9,346,000, $5,823,000, $2,381,000 and $4,191,000 during the twelve months ended December 31, 2014, the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, and the period March 30, 2012 through August 30, 2012, respectively.

        Gift card and packaged ticket income.    As noted in our significant accounting policies for revenue, we defer 100% of these items and recognize these amounts as they are redeemed by customers or as income related to non-redeemed amounts is recognized. A vast majority of gift cards are used or partially used. However a portion of the gift cards and packaged ticket sales we sell to our customers are not redeemed and not used in whole or in part. We are required to estimate income related to non-redeemed and partially redeemed cards and do so based upon our historical redemption patterns. Our history indicates that if a card or packaged ticket is not used for 18 months or longer, its likelihood of being used past this 18 month period is remote. We recognize income for non-redeemed or partially redeemed gift cards using the Proportional Method, pursuant to which we apply a non-redemption rate for our five gift card sales channels which range from 14% to 23% of our current month sales, and we recognize that total amount of income for that current month's sales as income over the next 24 months in proportion to the pattern of actual redemptions. We have determined our non-redemption rates and redemption patterns using data accumulated over ten years on a company-wide basis. Income for non-redeemed packaged tickets continues to be recognized as the redemption of these items is determined to be remote, that is if a ticket has not been used within 18 months after being purchased. During the twelve months ended December 31, 2014, the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, and the period March 30, 2012 through August 30, 2012, we recognized $21,347,000, $19,510,000, $3,483,000, and $7,776,000 of income, respectively, related to the derecognition of gift card liabilities, which was recorded in other theatre revenues in the Consolidated Statements of Operations. During the twelve months ended December 31, 2014, the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, and the period March 30, 2012 through August 30, 2012, we recognized $11,710,000, $0, $0, and $4,818,000 of income, respectively, related to the derecognition of package ticket liabilities, which was recorded in other theatre revenues in the Consolidated Statements of Operations. As a result of fair value accounting with the Merger, we did not recognize any income on packaged tickets until 18 months after the date of the Merger.

Operating Results

        As a result of the Merger described above, our Predecessor does not have financial results for the twelve months ended December 31, 2012. We have prepared separate discussion and analysis of our consolidated operating results for the twelve months ended December 31, 2013 (Successor), the period August 31, 2012 through December 31, 2012 (Successor), and the period March 30, 2012 through August 30, 2012 (Predecessor).

        The following table sets forth our revenues, operating costs and expenses attributable to our theatrical exhibition operations. Reference is made to Note 17—Operating Segment to the

Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information therein:

(In thousands)	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Revenues
Theatrical exhibition
Admissions	$1,765,388	$1,847,327	$548,632	$816,031
Food and beverage	797,735	786,912	229,739	342,130
Other theatre	132,267	115,189	33,121	47,911

Total revenues	2,695,390	2,749,428	811,492	1,206,072

Operating Costs and Expenses
Theatrical exhibition
Film exhibition costs	934,246	976,912	291,561	436,539
Food and beverage costs	111,991	107,325	30,545	47,326
Operating expense	733,338	726,641	230,434	297,328
Rent	455,239	451,828	143,374	189,086
General and administrative expense:
Merger, acquisition and transaction costs	1,161	2,883	3,366	4,417
Management Fee	—	—	—	2,500
Other	64,873	97,288	29,110	27,023
Depreciation and amortization	216,321	197,537	71,633	80,971
Impairment of long-lived assets	3,149	—	—	—

Operating costs and expenses	2,520,318	2,560,414	800,023	1,085,190

Operating income	175,072	189,014	11,469	120,882
Other expense (income)
Other expense (income)	(8,344)	(1,415)	49	960
Interest expense:
Corporate borrowings	111,072	129,963	45,259	67,614
Capital and financing lease obligations	9,867	10,264	1,873	2,390
Equity in (earnings) losses of non-consolidated entities	(26,615)	(47,435)	2,480	(7,545)
Investment expense (income)	(8,145)	(2,084)	290	(41)

Total other expense	77,835	89,293	49,951	63,378

Earnings (loss) from continuing operations before income taxes	97,237	99,721	(38,482)	57,504
Income tax provision (benefit)	33,470	(263,383)	3,500	2,500

Earnings (loss) from continuing operations	63,767	363,104	(41,982)	55,004
Earnings (loss) from discontinued operations, net of income taxes	313	1,296	(688)	35,153

Net earnings (loss)	$64,080	$364,400	$(42,670)	$90,157

(In thousands)	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Operating Data—Continuing Operations:
Screen additions	29	12	—	—
Screen acquisitions	36	37	166	—
Screen dispositions	33	29	15	31
Construction openings (closures), net	(48)	(32)	18	(18)
Average screens—continuing operations(1)	4,871	4,859	4,732	4,742
Number of screens operated	4,960	4,976	4,988	4,819
Number of theatres operated	348	345	344	333
Screens per theatre	14.3	14.4	14.5	14.5
Attendance (in thousands)—continuing operations(1)	187,241	199,270	60,336	90,616

(1)
Includes consolidated theatres only, excludes 8 theatres with 166 screens sold in July and August of 2012 and included in discontinued operations.

        We present Adjusted EBITDA as a supplemental measure of our performance that is commonly used in our industry. We define Adjusted EBITDA as earnings (loss) from continuing operations plus (i) income tax provision (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance and to include any cash distributions of earnings from our equity method investments. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

        The following table sets forth our reconciliation of Adjusted EBITDA:

Reconciliation of Adjusted EBITDA
(unaudited)

(In thousands)	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Earnings (loss) from continuing operations	$63,767	$363,104	$(41,982)	$55,004
Plus:
Income tax provision (benefit)(1)	33,470	(263,383)	3,500	2,500
Interest expense	120,939	140,227	47,132	70,004
Depreciation and amortization	216,321	197,537	71,633	80,971
Impairment of long-lived assets	3,149	—	—	—
Certain operating expenses(2)	21,686	13,913	7,675	5,858
Equity in earnings of non-consolidated entities(3)	(26,615)	(47,435)	2,480	(7,545)
Cash distributions from non-consolidated entities	35,243	31,501	10,226	7,051
Investment expense (income)	(8,145)	(2,084)	290	(41)
Other expense (income)(4)	(8,344)	(127)	49	1,297
General and administrative expense—unallocated:
Merger, acquisition and transaction costs	1,161	2,883	3,366	4,417
Management fee	—	—	—	2,500
Stock-based compensation expense(5)	11,293	12,000	—	830

Adjusted EBITDA	$463,925	$448,136	$104,369	$222,846

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

(3)
During the twelve months ended December 31, 2014, equity in earnings of non-consolidated entities was primarily due to equity in earnings (loss) from NCM of $11,311,000, DCIP of $20,929,000 and Open Road Releasing of $(7,650,000). During the twelve months ended December 31, 2013, equity in earnings of non-consolidated entities was primarily due to equity in earnings from NCM of $23,196,000, DCIP of $18,660,000, and Open Road Releasing of $4,861,000.

(4)
During the twelve months ended December 31, 2014, AMCE redeemed its Notes due 2019 resulting in a net gain of $8,386,000.

(5)
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

        Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA:

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

Results of Operations—For the Twelve Months Ended December 31, 2014 (Successor) and the Twelve Months Ended December 31, 2013 (Successor)

        Revenues.    Total revenues decreased 2.0%, or $54,038,000, during the twelve months ended December 31, 2014 compared to the twelve months ended December 31, 2013. Admissions revenues decreased 4.4%, or $81,939,000, during the twelve months ended December 31, 2014 compared to the twelve months ended December 31, 2013, primarily due to a 6.0% decrease in attendance, partially offset by a 1.7% increase in average ticket price. Total admissions revenues were increased by redemptions, net of deferrals, of $642,000 and $1,451,000, related to rewards accumulated under AMC Stubs, during the twelve months ended December 31, 2014 and the twelve months ended December 31, 2013, respectively. The rewards accumulated under AMC Stubs are deferred and recognized in future periods upon redemption or expiration of customer rewards. The increase in average ticket price was primarily due to an increase in ticket prices for traditional film product, an increase in tickets purchased for alternative film content and an increase related to tickets purchased for 3D premium format film product, partially offset by declines in AMC Stubs redemptions net of deferrals and decreases in tickets purchased for IMAX premium format film product, due to the popularity of IMAX product.

        Food and beverage revenues increased 1.4%, or $10,823,000, during the twelve months ended December 31, 2014 compared to the twelve months ended December 31, 2013, primarily due to a 7.8% increase in food and beverage revenues per patron, partially offset by the decline in attendance. The increase in food and beverage revenues per patron reflects the popularity of family-oriented film product during the twelve months ended December 31, 2014, the contribution of our food and beverage strategic initiatives, increased prices associated with converting from tax inclusive pricing to tax on top pricing effective at the start of the fourth quarter of calendar 2014 and refunds of sales taxes paid in prior periods recorded as food and beverage revenue during the fourth quarter of calendar 2014. The increase in total food and beverage revenues also benefited from rewards redeemed, net of deferrals of $346,000 during the twelve months ended December 31, 2014 related to rewards accumulated under AMC Stubs compared to a decrease of $2,749,000, during the twelve months ended December 31, 2013 for revenue deferrals, net of rewards redeemed.

        Other theatre revenues increased 14.8%, or $17,078,000, during the twelve months ended December 31, 2014 compared to the twelve months ended December 31, 2013, primarily due to increases in income from package ticket sales, internet ticket fees related to our comfort and convenience initiatives and our recently launched AMC Online E-commerce website, income from gift card sales and AMC Stubs membership fees earned. The increase in income on packaged tickets of $11,710,000 was due to fair value accounting as a result of the Merger on August 30, 2012. We did not recognize any income on packaged ticket sales until 18 months after the date of the Merger. We began recognizing income on packaged tickets in March of 2014 and expect to continue recording income prospectively.

        Operating costs and expenses.    Operating costs and expenses decreased 1.6%, or $40,096,000, during the twelve months ended December 31, 2014 compared to the twelve months ended December 31, 2013. Film exhibition costs decreased 4.4%, or $42,666,000, during the twelve months ended December 31, 2014 compared to the twelve months ended December 31, 2013, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 52.9% for the twelve months ended December 31, 2014 and December 31, 2013.

        Food and beverage costs increased 4.3%, or $4,666,000, during the twelve months ended December 31, 2014 compared to the twelve months ended December 31, 2013 due to the increase in food and beverage costs as a percentage of food and beverage revenues and the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 14.0% for the twelve months ended December 31, 2014 and 13.6% for the twelve months ended December 31, 2013, primarily due to food and beverage cost increases and a shift in product mix to premium items that generate higher sales at lower profit margin percentages. Our food and beverage costs as a percentage of food and beverage revenues benefited during the year from increased prices associated with converting from tax inclusive pricing to tax on top pricing effective at the start of the fourth quarter of calendar 2014 and refunds of sales taxes paid in prior periods recorded as food and beverage revenue during the fourth quarter of calendar 2014.

        As a percentage of revenues, operating expense was 27.2% in the current period as compared to 26.4% in the prior period, primarily due to increases in preopening expense related to our theatre renovation initiatives, theatre and other closure expense resulting from a permanent closure of one theatre in Canada, utility expenses due to colder weather during the three months ended March 31, 2014, partially offset by decreases in deferred digital equipment rent. Rent expense increased 0.8%, or $3,411,000, during the twelve months ended December 31, 2014 compared to the twelve months ended December 31, 2013, primarily from increases in common area maintenance and other expenses associated with snow removal.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs were $1,161,000 during the twelve months ended December 31, 2014 compared to $2,883,000 during the twelve months ended December 31, 2013, primarily due to a decrease in professional and consulting costs related to the Merger and the acquisition of 10 theatres and 156 screens from Rave Review Cinemas, LLC and Rave Digital Media, LLC recorded during the twelve months ended December 31, 2013.

        Other.    Other general and administrative expense decreased 33.3%, or $32,415,000, during the twelve months ended December 31, 2014 compared to the twelve months ended December 31, 2013, due primarily to decreases in expenses related to a discontinued cash-based management profit sharing plan, annual incentive compensation expense related to declines in operating performance compared to target, net periodic benefit costs for our pension and postretirement medical plans, legal expenses, theatre support center rent, and expenses related to abandoned projects.

        Depreciation and amortization.    Depreciation and amortization increased 9.5%, or $18,784,000, during the twelve months ended December 31, 2014 compared to the twelve months ended December 31, 2013, primarily due to the increase in depreciable assets resulting from capital expenditures of $270,734,000 and $260,823,000, during the twelve months ended December 31, 2014 and the twelve months ended December 31, 2013, respectively.

        Impairment of long-lived assets.    During the twelve months ended December 31, 2014, we recognized non-cash impairment losses of $3,149,000 on eight theatres with 94 screens (in the District of Columbia, Florida, Georgia, Maryland, Michigan, New York and Oklahoma) in property, net.

Other Expense (Income):

        Other expense (income).    Other income increased $6,929,000 for the twelve months ended December 31, 2014 compared to the twelve months ended December 31, 2013, due to a gain on extinguishment of indebtedness related to the cash tender offer and redemption of the Notes due 2019 of $8,544,000, partially offset by other expenses of $158,000 recorded during the twelve months ended December 31, 2014. Other income of $1,415,000 recorded during the twelve months ended December 31, 2013 was primarily comprised of business interruption insurance recoveries.

        Interest expense.    Interest expense decreased 13.8%, or $19,288,000, for the twelve months ended December 31, 2014, compared to the twelve months ended December 31, 2013, primarily due to the decrease in interest rates for corporate borrowings and the decrease in aggregate principal amounts of borrowings. In February 2014, AMCE completed an offering of $375,000,000 principal amount of its 5.875% Senior Subordinated Notes due 2022. In February 2014, AMCE extinguished $463,964,000 of its 8.75% Senior Fixed Rate Notes due 2019 and in June 2014, extinguished the remaining outstanding principal of $136,036,000 of its 8.75% Senior Fixed Rate Notes due 2019.

        Equity in earnings of non-consolidated entities.    Equity in earnings of non-consolidated entities were $26,615,000 during the twelve months ended December 31, 2014 compared to $47,435,000 during the twelve months ended December 31, 2013. The decrease in equity in earnings of non-consolidated entities was primarily due to increases in equity in losses from Open Road Releasing, LLC and decreases in equity in earnings from NCM, partially offset by increases in equity in earnings from DCIP and AC JV LLC. The increase in equity in losses from Open Road Releasing, LLC was primarily due to higher cost of revenues resulting from timing and structure of theatrical releases and film participation costs during the twelve months ended December 31, 2014 compared to the same period for the prior year. The decrease in equity in earnings from NCM was primarily due to a decrease in advertising revenues primarily caused by an increasingly competitive advertising environment during the twelve months ended December 31, 2014 compared to the same period for the prior year. Cash distributions from non-consolidated entities were $35,243,000 during the twelve months ended December 31, 2014 and $31,501,000 during the twelve months ended December 31, 2013 and include payments related to the NCM tax receivable agreement recorded in investment income. See Note 7—Investments of the Notes to Consolidated Financial Statements in Item 1 of Part I for further information.

        Investment expense (income).    Investment income was $8,154,000 for the twelve months ended December 31, 2014 compared to $2,084,000 for the twelve months ended December 31, 2013. The investment income for the twelve months ended December 31, 2014 includes payments received of $8,730,000 related to the NCM tax receivable agreement compared to payments received of $3,677,000 during the twelve months ended December 31, 2013.

        Income tax provision (benefit).    The income tax provision from continuing operations was $33,470,000 for the twelve months ended December 31, 2014 and a benefit of $(263,383,000) for the twelve months ended December 31, 2013. We reversed our recorded valuation allowance for deferred tax assets during the twelve months ended December 31, 2013. See Note 11—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I for further information.

        Earnings from discontinued operations, net of income taxes.    In July and August of 2012, we sold or closed 7 of the 8 theatres located in Canada and sold one theatre with 12 screens in the UK. The results of operations of the 7 Canada theatres and the one UK theatre have been classified as discontinued operations for all periods presented. During the twelve months ended December 31, 2013, we received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada. The sales price adjustment was related to tax attributes of the theatres sold in Canada which were not determinable or probable of collection at the date of the sale. We completed our tax returns, for periods prior to the date of sale, during the twelve months ended December 31, 2013, at which time the buyer was able to determine amounts due pursuant to the sales price adjustment and remit payment to us. We recorded the additional gain on sale at the time the gain was realizable. The earnings from discontinued operations were partially offset by income taxes, legal and professional fees, and contractual repairs and maintenance expenses.

        Net earnings.    Net earnings were $64,080,000 and $364,400,000 for the twelve months ended December 31, 2014 and the twelve months ended December 31, 2013, respectively. Net earnings during the twelve months ended December 31, 2014 compared to the twelve months ended December 31, 2013 were negatively impacted by the increase in income tax provision as a result of the reversal of valuation allowance during the twelve months ended December 31, 2013, the decrease in attendance, the decrease in equity in earnings of non-consolidated entities, the increase in depreciation and amortization, the increase in preopening expense, the decrease in gain from discontinued operations and the increase in theatre closure expense. Net earnings were positively impacted by the decrease in interest expense, the decrease in general and administrative: other expense, the increase in income from packaged tickets and gift card sales, the net gain on extinguishment of Notes due 2019, and the increase in payments received from NCM related to the tax receivable agreement.

Results of Operations—For the Twelve Months Ended December 31, 2013 (Successor)

        Revenues.    Total revenues were $2,749,428,000 during the twelve months ended December 31, 2013. Revenues consisted of (i) admission revenues of $1,847,327,000, or 67.2% of total revenues, (ii) food and beverage revenues of $786,912,000, or 28.6% of total revenues, and (iii) other theatre revenues of $115,189,000, or 4.2% of total revenues. Other theatre revenues were primarily comprised of advertising revenues, AMC Stubs membership fees earned, income from gift card sales, and theatre rentals. Attendance at our theatres was 199,270,000 patrons during this period.

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

Other Expense (Income):

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

        Income tax benefit.    The income tax benefit from continuing operations was $263,383,000 for the twelve months ended December 31, 2013. We reversed our recorded valuation allowance for deferred tax assets. The valuation allowance had been previously provided based on our cumulative loss history, which was primarily incurred during predecessor periods prior to the Merger. The principal positive evidence that led to the reversal of the valuation allowance included: (1) prudent and feasible tax planning strategies; (2) a successful public offering of our common stock during December 2013; (3) the Company's projected emergence from a three-year cumulative loss in March 2014; (4) the significant positive income generated during 2013; (5) the Company's forecasted future profitability; and (6) improvement in the Company's financial position, including over $500,000,000 of cash on hand at December 31, 2013. We experienced an improvement in operating results over the past year and made changes to reduce our debt leverage significantly due to use of a portion of the net IPO proceeds of approximately $355,580,000 raised in the fourth quarter of calendar 2013. These factors have enabled us to conclude that it is more likely than not that we realize deferred tax assets related to our net operating loss carryforwards.

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

Other Expense:

        Other expense.    Other expense was $49,000 during the period August 31, 2012 through December 31, 2012.

        Interest expense.    Interest expense was $47,132,000 during the period August 31, 2012 through December 31, 2012.

        Equity in losses of non-consolidated entities.    Equity in losses of non-consolidated entities were $2,480,000 during the period August 31, 2012 through December 31, 2012 and was primarily due to equity in losses from Open Road Releasing of $10,691,000, largely offset by equity in earnings from DCIP of $4,436,000 and NCM of $4,271,000. See Note 7—Investments of the Notes to Consolidated Financial Statements in Item 8 of Part II hereof for further information.

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

Other Expense (Income):

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

        We had working capital surplus (deficit) as of December 31, 2014 and December 31, 2013 of $(126,638,000) and $185,527,000, respectively. Working capital includes $213,882,000 and $202,833,000 of deferred revenue as of December 31, 2014 and December 31, 2013, respectively. We have the ability to borrow against the Senior Secured Credit Facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and had approximately $136,798,000 under our Senior Secured Revolving Credit Facility available to meet these obligations as of December 31, 2014. The applicable rate for borrowings under the Term Loan due 2020 at

December 31, 2014 was 3.5% based on LIBOR (2.75% margin plus 0.75% minimum LIBOR rate). Reference is made to Note 9—Corporate Borrowings and Capital and Financing Lease Obligations to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for information about our outstanding indebtedness.

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

        Each indenture relating to AMCE's notes (Notes due 2022 and Notes due 2020) allows it to incur specified permitted indebtedness (as defined therein) without restriction. Each indenture also allows AMCE to incur any amount of additional debt as long as it can satisfy the coverage ratio of each indenture, after giving effect to the indebtedness on a pro forma basis. Under the indenture for the Notes due 2020 (AMCE's most restrictive indenture), at December 31, 2014 AMCE could borrow approximately $1,976,500,000 (assuming an interest rate of 6.25% per annum on the additional indebtedness) in addition to specified permitted indebtedness. If AMCE cannot satisfy the coverage ratios of the indentures, generally it can borrow an additional amount under its Senior Secured Credit Facility.

        As of December 31, 2014, AMCE was in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2020, and the Notes due 2022.

Holdings Company Status

        Holdings is a holding company with no operations of its own and has no ability to service interest or principal on its indebtedness or pay dividends other than through any dividends it may receive from its subsidiaries. Under certain circumstances, AMCE is restricted from paying dividends to Holdings by the terms of the indentures relating to its notes and its Senior Secured Credit Facility. AMCE's Senior Secured Credit Facility and note indentures contain provisions which limit the amount of dividends and advances which it may pay or make to Holdings. Under the most restrictive of these provisions, set forth in the note indenture for the Notes due 2020, the amount of loans and dividends which AMCE could make to Holdings may not exceed approximately $713,526,000 in the aggregate as of December 31, 2014. Under the note indentures, a loan to Holdings would have to be on terms no less favorable to AMCE than could be obtained in a comparable transaction on an arm's length basis with an unaffiliated third party and be in the best interest of AMCE. Provided no event of default has occurred or would result, the Senior Secured Credit Facility also permits AMCE to pay cash dividends to Holdings for specified purposes, including indemnification claims, taxes, up to $4,000,000 annually for operating expenses, repurchases of equity awards to satisfy tax withholding obligations, specified management fees, fees and expenses of permitted equity and debt offerings and to pay for the repurchase of stock from employees, directors and consultants under benefit plans up to specified amounts. Depending on the net senior secured leverage ratio, as defined in the Senior Secured Credit Facility, AMCE may also pay Holdings a portion of net cash proceeds from specified assets sales.

Cash Flows from Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $297,302,000, $357,342,000, $73,892,000, and $76,372,000 during the twelve months ended December 31, 2014, the twelve months ended December 31, 2013, the period August 31, 2012 through

December 31, 2012, and the period March 30, 2012 through August 30, 2012, respectively. The decrease in cash flow provided by operating activities during 2014 compared to 2013 was primarily due to decreases in net earnings, film payables, accrued bonuses, equity in earnings of non-consolidated entities, deferred revenues for packaged tickets, and accrued payroll, partially offset by increases in landlord contributions and accounts payable.

Cash Flows from Investing Activities

        Cash used in investing activities, as reflected in the Consolidated Statement of Cash Flows, were $271,691,000, $268,784,000, $158,898,000, and $31,031,000 during the twelve months ended December 31, 2014, the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, and the period March 30, 2012 through August 30, 2012, respectively. Cash outflows from investing activities include capital expenditures during the twelve months ended December 31, 2014, the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, and the period March 30, 2012 through August 30, 2012 of $270,734,000, $260,823,000, $72,774,000, and $40,116,000, respectively. Our capital expenditures primarily consisted of strategic growth initiatives and remodels, maintaining our theatre circuit, and technology upgrades. We expect that our gross cash outflows for capital expenditures will be approximately $320,000,000 to $340,00000 for calendar 2015, before giving effect to expected landlord contributions of approximately $65,000,000 to $85,000,000.

        During the twelve months ended December 31, 2013, we received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada, proceeds of $305,000 for the disposition of other long-term assets, and paid legal and professional fees of $1,091,000.

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

        We fund the costs of constructing, maintaining and remodeling our theatres through existing cash balances, cash generated from operations, landlord contributions, or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for the construction costs. We may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases.

Cash Flows from Financing Activities

        Cash flows provided by (used in) financing activities, as reflected in the Consolidated Statement of Cash Flows, were $(353,864,000), $324,928,000, $117,610,000, and $(222,288,000) during the twelve months ended December 31, 2014, the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, and the period March 30, 2012 through August 30, 2012, respectively.

        On February 7, 2014, AMCE issued $375,000,000 aggregate principal amount of its Notes due 2022 and used the net proceeds, together with a portion of the net proceeds from the IPO, to pay the consideration and consent payments for the tender offer for the Notes due 2019, plus any accrued and unpaid interest and related transaction fees and expenses. The deferred financing costs paid related to the issuance of the Notes due 2022 were $7,748,000, during the twelve months ended December 31, 2014. AMCE repurchased the Notes due 2019 during the twelve months ended December 31, 2014 for $639,728,000. See Note 9—Corporate Borrowings and Capital and Financing Lease Obligations and Note 1—Basis of Presentation of the Notes to Consolidated Financial Statements in Item 1 of Part I for further information.

        On April 25, 2014, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on June 16, 2014 to stockholders of record on June 6, 2014. On July 29, 2014, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on September 15, 2014 to stockholders of record on September 5, 2014. On October 27, 2014, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on December 15, 2014 to stockholders of record on December 5, 2014. We paid dividends and dividend equivalents of $58,504,000 during the twelve months ended December 31, 2014.

        On April 30, 2013, AMCE entered into a new $925,000,000 Senior Secured Credit Facility pursuant to which it borrowed the Term Loan due 2020, and used the proceeds to fund the redemption of both the former Senior Secured Credit Facility Term Loan due 2016 and the former Senior Secured Credit Facility Term Loan due 2018. The new Senior Secured Credit Facility is comprised of a $150,000,000 Revolving Credit Facility, which matures in 2018, and a $775,000,000 term loan, which matures in 2020. Proceeds from the issuance of Term Loan due 2020 were $773,063,000 and deferred financing costs paid related to the issuance of the new Senior Secured Credit Facility were $9,126,000 during the twelve months ended December 31, 2013. We repurchased the principal balance on both our Term Loan due 2016 of $464,088,000 and our Term Loan due 2018 of $296,250,000 during the twelve months ended December 31, 2013. See Note 9—Corporate Borrowings and Capital and Financing Lease Obligations to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information.

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

Commitments and Contingencies

        Minimum annual cash payments required under existing capital and financing lease obligations, maturities of corporate borrowings, future minimum rental payments under existing operating leases, committed capital expenditures, investments and betterments, including furniture, fixtures, equipment and leasehold betterments and ADA related betterments and pension funding that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2014 are as follows:

(In thousands) Calendar Year	Minimum Capital and Financing Lease Payments	Principal Amount of Corporate Borrowings(1)	Interest Payments on Corporate Borrowings(2)	Minimum Operating Lease Payments	Capital Related Betterments(3)	Pension Funding(4)	Total Commitments
2015	$16,933	$15,914	$100,652	$419,273	$47,841	$4,300	$604,913
2016	16,943	16,473	99,752	428,133	—	—	561,301
2017	16,951	17,067	98,818	408,851	—	—	541,687
2018	17,112	17,713	97,831	366,120	—	—	498,776
2019	15,530	18,407	96,796	328,409	—	—	459,142
Thereafter	81,042	1,706,849	99,705	1,542,618	—	—	3,430,214

Total	$164,511	$1,792,423	$593,554	$3,493,404	$47,841	$4,300	$6,096,033

(1)
Represents cash requirements for the payment of principal on corporate borrowings. Total amount does not equal carrying amount due to unamortized discounts. We consider the amount recorded for corporate borrowings issued or acquired at a premium above the stated principal balance to be part of the amount borrowed and classify the related cash inflows and outflows up to but not exceeding the borrowed amount as financing activities in the Consolidated Statements of Cash Flows. For amounts borrowed in excess of the stated principal amount, a portion of the semi-annual interest payment is considered to be a repayment of the amount borrowed and the remaining portion of the semi-annual coupon payment is considered to be an interest payment flowing through operating activities based on the level yield to maturity of the debt.

(2)
Interest expense on the term loan portion of our Senior Secured Credit Facility was estimated at 3.5% based upon the interest rate in effect as of December 31, 2014.

(3)
Includes committed capital expenditures, investments, and betterments to our circuit. Does not include planned, but non-committed capital expenditures.

(4)
We fund our pension plan such that the plan is in compliance with Employee Retirement Income Security Act ("ERISA") and the plan is not considered "at risk" as defined by ERISA guidelines. The plan has been frozen effective December 31, 2006. On January 12, 2014, the retiree health plan was terminated effective March 31, 2015, with an expected payment to associates of $4,300,000. See Note 21—Subsequent Events to the Consolidated Financial Statements under Part II Item 8 of this Annual Report on Form 10-K.

        As discussed in Note 11—Income Taxes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, we adopted accounting for uncertainty in income taxes per the guidance in ASC 740, Income Taxes, ("ASC 740"). As of December 31, 2014, our recorded obligation for unrecognized benefits is $30,500,000. There are currently unrecognized tax benefits which we anticipate will be resolved in the next 12 months; however, we are unable at this time to estimate what the impact on our effective tax rate will be. Any amounts related to these items are not included in the table above.

Investment in NCM

        We hold an investment of 14.96% in NCM accounted for following the equity method as of December 31, 2014. The fair market value of these units is approximately $275,825,000 as of December 31, 2014, based upon the closing price of NCM, Inc. common stock. We have little tax basis in these units; therefore, the sale of all these units would require us to report taxable income of approximately $415,042,000, including distributions received from NCM that were previously deferred.

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

        Market risk on variable-rate financial instruments.    At December 31, 2014, AMCE maintained a Senior Secured Credit Facility comprised of a $150,000,000 revolving credit facility and $775,000,000 of Senior Secured Term Loans due 2020. The Senior Secured Credit Facility provides for borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR, with a minimum base rate of 1.75% and a minimum rate for LIBOR borrowings of 0.75%. The rate in effect at December 31, 2014 for the outstanding Senior Secured Term Loan due 2020 was a LIBOR-based rate of 3.50% per annum. See Note 9—Corporate Borrowings and Capital and Financing Lease Obligations of the Notes to the Consolidated Financial Statements in Item II of Part 8 hereof for additional information. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At December 31, 2014, AMCE had no variable-rate borrowings under its revolving credit facility and had an aggregate principal balance of $761,438,000 outstanding under the Senior Secured Term Loan due 2020. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $7,663,000 during the twelve months ended December 31, 2014.

        Market risk on fixed-rate financial instruments.    Included in long-term corporate borrowings at December 31, 2014 were principal amounts of $600,000,000 of AMCE's Notes due 2020 and $375,000,000 of AMCE's Notes due 2022. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2020 and Notes due 2022 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2020 and Notes due 2022.

Item 8.    Financial Statements and Supplementary Data

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AMC Entertainment Holdings, Inc.

TO THE STOCKHOLDERS OF AMC ENTERTAINMENT HOLDINGS, INC.

        Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. With our participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of December 31, 2014, based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

/s/ GERARDO I. LOPEZ Chief Executive Officer, Director and President

/s/ CRAIG R. RAMSEY Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
AMC Entertainment Holdings, Inc.:

        We have audited the accompanying consolidated balance sheets of AMC Entertainment Holdings, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years ended December 31, 2014 and 2013, the period August 31, 2012 to December 31, 2012, and the 22-week period ended August 30, 2012. We also have audited AMC Entertainment Holdings, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on AMC Entertainment Holdings, Inc.'s internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMC Entertainment Holdings, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013, the period August 31, 2012 to December 31, 2012, and the 22-week period ended August 30, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, AMC

Entertainment Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        As discussed in Note 2 to the consolidated financial statements, effective August 30, 2012, the Company had a change of controlling ownership. As a result of this change of control, the consolidated financial information after August 30, 2012 is presented on a different cost basis than that for the period before the change of control and, therefore, is not comparable.

/s/ KPMG LLP
Kansas City, Missouri March 10, 2015

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Calendar 2014	Calendar 2013	Transition Period
(In thousands, except per share data)	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Revenues
Admissions	$1,765,388	$1,847,327	$548,632	$816,031
Food and beverage	797,735	786,912	229,739	342,130
Other theatre	132,267	115,189	33,121	47,911

Total revenues	2,695,390	2,749,428	811,492	1,206,072

Operating costs and expenses
Film exhibition costs	934,246	976,912	291,561	436,539
Food and beverage costs	111,991	107,325	30,545	47,326
Operating expense	733,338	726,641	230,434	297,328
Rent	455,239	451,828	143,374	189,086
General and administrative:
Merger, acquisition and transaction costs	1,161	2,883	3,366	4,417
Management fee	—	—	—	2,500
Other	64,873	97,288	29,110	27,023
Depreciation and amortization	216,321	197,537	71,633	80,971
Impairment of long-lived assets	3,149	—	—	—

Operating costs and expenses	2,520,318	2,560,414	800,023	1,085,190

Operating income	175,072	189,014	11,469	120,882
Other expense (income)
Other expense (income)	(8,344)	(1,415)	49	960
Interest expense:
Corporate borrowings	111,072	129,963	45,259	67,614
Capital and financing lease obligations	9,867	10,264	1,873	2,390
Equity in (earnings) losses of non-consolidated entities	(26,615)	(47,435)	2,480	(7,545)
Investment expense (income)	(8,145)	(2,084)	290	(41)

Total other expense	77,835	89,293	49,951	63,378

Earnings (loss) from continuing operations before income taxes	97,237	99,721	(38,482)	57,504
Income tax provision (benefit)	33,470	(263,383)	3,500	2,500

Earnings (loss) from continuing operations	63,767	363,104	(41,982)	55,004
Gain (loss) from discontinued operations, net of income taxes	313	1,296	(688)	35,153

Net earnings (loss)	$64,080	$364,400	$(42,670)	$90,157

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.65	$4.74	$(0.56)	$0.87
Earnings (loss) from discontinued operations	0.01	0.02	(0.01)	0.55

Basic earnings (loss) per share	$0.66	$4.76	$(0.57)	$1.42

Average shares outstanding—Basic	97,506	76,527	74,988	63,335
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.65	$4.74	$(0.56)	$0.86
Earnings (loss) from discontinued operations	0.01	0.02	(0.01)	0.55

Diluted earnings (loss) per share	$0.66	$4.76	$(0.57)	$1.41

Average shares outstanding—Diluted	97,700	76,527	74,988	63,715
Dividends declared per basic and diluted common share	$0.60	$—	$—	$—

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Calendar 2014	Calendar 2013	Transition Period
(In thousands)	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Net earnings (loss)	$64,080	$364,400	$(42,670)	$90,157
Foreign currency translation adjustment, net of tax	978	179	(530)	11,935
Pension and other benefit adjustments:
Net gain (loss) arising during the period, net of tax	(13,543)	4,510	7,279	—
Prior service credit arising during the period, net of tax	—	9,271	—	771
Amortization of net (gain) loss included in net periodic benefit costs, net of tax	(844)	(78)	—	987
Amortization of prior service credit included in net periodic benefit costs, net of tax	(1,016)	—	—	(448)
Settlement, net of tax	—	—	(15)	—
Unrealized gain (loss) on marketable securities:
Unrealized holding gain (loss) arising during the period, net of tax	2,627	(1,622)	1,915	(4,167)
Less: reclassification adjustment for (gains) loss included in investment expense (income), net of tax	(31)	925	(2)	(44)
Unrealized gain from equity method investees' cash flow hedge, net of tax:
Unrealized holding gain (loss) arising during the period, net of tax	(59)	2,085	797	—
Holding (gains) losses reclassified to equity in earnings of non-consolidated entities, net of tax	528	(510)	—	—

Other comprehensive income (loss)	(11,360)	14,760	9,444	9,034

Total comprehensive income (loss)	$52,720	$379,160	$(33,226)	$99,191

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	December 31, 2014	December 31, 2013
	(Successor)	(Successor)
ASSETS
Current assets:
Cash and equivalents	$218,206	$546,454
Receivables, net	99,252	106,148
Deferred tax asset	107,938	110,097
Other current assets	84,343	80,824

Total current assets	509,739	843,523
Property, net	1,247,230	1,179,754
Intangible assets, net	225,515	234,319
Goodwill	2,289,800	2,289,800
Deferred tax asset	73,844	96,824
Other long-term assets	417,604	402,504

Total assets	$4,763,732	$5,046,724

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$262,635	$268,163
Accrued expenses and other liabilities	136,262	170,920
Deferred revenues and income	213,882	202,833
Current maturities of corporate borrowings and capital and financing lease obligations	23,598	16,080

Total current liabilities	636,377	657,996
Corporate borrowings	1,775,132	2,069,672
Capital and financing lease obligations	101,533	109,258
Exhibitor services agreement	316,815	329,913
Other long-term liabilities	419,717	370,946

Total liabilities	3,249,574	3,537,785

Commitments and contingencies
Class A common stock (temporary equity) ($.01 par value, 173,150 shares issued and 136,381 shares outstanding as of December 31, 2014; 173,150 shares issued and 140,466 shares outstanding as of December 31, 2013)	1,426	1,469

Stockholders' equity:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 21,423,839 shares issued and outstanding as of December 31, 2014; 21,412,804 shares issued and outstanding as of December 31, 2013)	214	214
Class B common stock ($.01 par value, 75,826,927 shares authorized; 75,826,927 shares issued and outstanding as of December 31, 2014 and December 31, 2013)	758	758
Additional paid-in capital	1,172,515	1,161,152
Treasury stock (36,769 shares as of December 31, 2014 and 32,684 shares as of December 31, 2013, at cost)	(680)	(588)
Accumulated other comprehensive income	12,844	24,204
Accumulated earnings	327,081	321,730

Total stockholders' equity	1,512,732	1,507,470

Total liabilities and stockholders' equity	$4,763,732	$5,046,724

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Calendar 2014	Calendar 2013	Transition Period
(In thousands)	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Cash flows from operating activities:
Net earnings (loss)	$64,080	$364,400	$(42,670)	$90,157
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	216,321	197,537	71,633	81,234
Deferred income taxes	32,430	(266,598)	3,020	—
Impairment of long-lived assets	3,149	—	—	—
Gain on extinguishment and modification of debt	(8,544)	(422)	—	—
Amortization of discount (premium) on corporate borrowings	832	(12,687)	(3,219)	967
Impairment of marketable equity security investment	—	1,370	—	—
Theatre and other closure expense	9,346	5,823	2,381	11,753
Stock-based compensation	11,293	12,000	—	830
(Gain) loss on dispositions	(630)	(2,876)	73	(48,245)
Equity in earnings and losses from non-consolidated entities, net of distributions	(102)	(19,611)	12,707	(495)
Landlord contributions	59,518	18,090	3,597	2,000
Deferred rent	(18,056)	(6,333)	(2,900)	(3,427)
Change in assets and liabilities:
Receivables	308	(3,365)	(66,615)	12,884
Other assets	(4,282)	(8,915)	(35,138)	36,770
Accounts payable	(13,692)	64,215	69,029	(58,027)
Accrued expenses and other liabilities	(52,603)	14,822	63,288	(50,473)
Other, net	(2,066)	(108)	(1,294)	444

Net cash provided by operating activities	297,302	357,342	73,892	76,372

Cash flows from investing activities:
Capital expenditures	(270,734)	(260,823)	(72,774)	(40,116)
Merger, net of cash acquired	—	—	3,110	—
Acquisition of Rave theatres, net of cash acquired	—	(1,128)	(87,555)	—
Proceeds from disposition of long-term assets	238	3,880	90	7,291
Investments in non-consolidated entities, net	(1,522)	(3,265)	(1,194)	1,589
Other, net	327	(7,448)	(575)	205

Net cash used in investing activities	(271,691)	(268,784)	(158,898)	(31,031)

Cash flows from financing activities:
Proceeds from issuance of Senior Subordinated Notes due 2022	375,000	—	—	—
Repurchase of Senior Subordinated Notes due 2019	(639,728)	—	—	—
Proceeds from issuance of Term Loan due 2020	—	773,063	—	—
Net proceeds (disbursements) from IPO	(281)	355,580	—	—
Repayment of Term Loan due 2016	—	(464,088)	—	—
Repayment of Term Loan due 2018	—	(296,250)	—	—
Repurchase of Senior Subordinated Notes due 2014	—	—	—	(191,035)
Principal payments under Term Loan	(7,750)	(7,813)	(4,002)	(4,002)
Principal payments under capital and financing lease obligations	(6,941)	(6,446)	(875)	(1,298)
Principal payments under promissory note	(1,389)	—	—	—
Principal amount of coupon payment under Senior Subordinated Notes due 2020	(6,227)	—	—	—
Capital contribution from Wanda	—	—	100,000	—
Deferred financing costs	(7,952)	(9,126)	—	(2,378)
Payment of construction payables	—	(19,404)	22,487	(23,575)
Cash used to pay dividends	(58,504)	—	—	—
Purchase of treasury stock	(92)	(588)	—	—

Net cash provided by (used in) financing activities	(353,864)	324,928	117,610	(222,288)
Effect of exchange rate changes on cash and equivalents	5	(103)	(207)	16

Net increase (decrease) in cash and equivalents	(328,248)	413,383	32,397	(176,931)
Cash and equivalents at beginning of period	546,454	133,071	100,674	277,605

Cash and equivalents at end of period	$218,206	$546,454	$133,071	$100,674

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (including amounts capitalized of $315, $511, $0, and $14)	$113,578	$152,220	$68,794	$78,789
Income taxes, net	1,084	1,646	10,088	828
Schedule of non-cash investing and financing activities:
Investment in NCM (See Note 7—Investments)	$2,137	$26,315	$—	$—
Investment in AC JV, LLC. (See Note 7—Investments)	—	8,333	—	—

See Note 3—Acquisition for non-cash activities related to acquisition

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Class A-1 Voting Common Stock		Class A-2 Voting Common Stock		Class N Nonvoting Common Stock		Class L-1 Voting Common Stock		Class L-2 Voting Common Stock
													Accumulated Other Comprehensive Income (Loss)
											Additional Paid-in Capital	Treasury Stock		Accumulated Earnings (Deficit)	Total Stockholders' Equity
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Predecessor
Balance March 29, 2012	382,475.00000	$4	382,475.00000	$4	2,021.01696	$—	256,085.61252	$3	256,085.61252	$3	$673,325	$(2,596)	$(20,203)	$(492,939)	$157,601
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	90,157	90,157
Comprehensive earnings	—	—	—	—	—	—	—	—	—	—	—	—	9,034	—	9,034
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	830	—	—	—	830

Balance August 30, 2012	382,475.00000	$4	382,475.00000	$4	2,021.01696	$—	256,085.61252	$3	256,085.61252	$3	$674,155	$(2,596)	$(11,169)	$(402,782)	$257,622

	Class A Voting Common Stock		Class B Voting Common Stock
					Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Treasury Stock		Accumulated Earnings
Successor
Balance August 30, 2012
Net loss	—	$—	—	$—	$—	$—	$—	$(42,670)	$(42,670)
Other comprehensive income	—	—	—	—	—	—	9,444	—	9,444
Merger consideration	—	—	66,252,108	662	699,338	—	—	—	700,000
Capital contributions	—	—	9,574,819	96	99,904	—	—	—	100,000

Balance December 31, 2012	—	—	75,826,927	758	799,242	—	9,444	(42,670)	766,774
Net earnings	—	—	—	—	—	—	—	364,400	364,400
Other comprehensive income	—	—	—	—	—	—	14,760	—	14,760
Net proceeds from IPO	21,052,632	211	—	—	355,088	—	—	—	355,299
Stock-based compensation	360,172	3	—	—	6,480	—	—	—	6,483
Purchase shares for treasury	—	—	—	—	342	(588)	—	—	(246)

Balance December 31, 2013	21,412,804	214	75,826,927	758	1,161,152	(588)	24,204	321,730	1,507,470
Net earnings	—	—	—	—	—	—	—	64,080	64,080
Other comprehensive loss	—	—	—	—	—	—	(11,360)	—	(11,360)
Dividends declared	—	—	—	—	27	—	—	(58,729)	(58,702)
Stock-based compensation	11,035	—	—	—	11,293	—	—	—	11,293
Purchase shares for treasury	—	—	—	—	43	(92)	—	—	(49)

Balance December 31, 2014	21,423,839	$214	75,826,927	$758	$1,172,515	$(680)	$12,844	$327,081	$1,512,732

See Notes to Consolidated Financial Statements

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

        AMC Entertainment Holdings, Inc. ("Holdings" or "AMC"), through its direct and indirect subsidiaries, including AMC Entertainment® Inc. ("AMCE"), American Multi-Cinema, Inc. ("OpCo") and its subsidiaries, (collectively with Holdings, unless the context otherwise requires, the "Company" or "AMC"), is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres primarily located in the United States. Holdings is an indirect subsidiary of Dalian Wanda Group Co., Ltd. ("Wanda"), a Chinese private conglomerate.

        As of December 31, 2014, Wanda owns approximately 77.86% of Holdings' outstanding common stock and 91.34% of the combined voting power of Holdings' outstanding common stock and has the power to control Holdings' affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), entering into mergers, sales of substantially all of the Company's assets and other extraordinary transactions.

        Initial Public Offering of Holdings:    On December 23, 2013, Holdings completed its initial public offering ("IPO") of 18,421,053 shares of Class A common stock at a price of $18.00 per share. In connection with the IPO, the underwriters exercised in full their option to purchase an additional 2,631,579 shares of Class A common stock. As a result, the total IPO size was 21,052,632 shares of Class A common stock and the net proceeds to Holdings were approximately $355,299,000 after deducting underwriting discounts and commissions and offering expenses. The net IPO proceeds of approximately $355,299,000, were contributed by Holdings to AMCE.

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

        In connection with the change of control due to the Merger, the Company's assets and liabilities were adjusted to fair value on the closing date of the Merger by application of "push down" accounting. As a result of the application of "push down" accounting in connection with the Merger, the Company's financial statement presentations herein distinguish between a predecessor period, ("Predecessor"), for periods prior to the Merger and a successor period, ("Successor"), for periods subsequent to the Merger. The Successor applied "push down" accounting and its financial statements reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed as of the Merger date, August 30, 2012. The consolidated financial statements presented herein are those of Successor from its inception on August 31, 2012 through December 31, 2014, and those of Predecessor for all periods prior to the Merger date. As a result of the application of "push down" accounting at the time of the Merger, the financial statements for the Predecessor period and

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

for the Successor period are presented on different bases and are, therefore, not comparable. See Note 2—Merger for additional information regarding the Merger.

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

        Principles of Consolidation:    The consolidated financial statements include the accounts of AMCE and all subsidiaries, as discussed above. All significant intercompany balances and transactions have been eliminated in consolidation. There are no noncontrolling (minority) interests in the Company's consolidated subsidiaries; consequently, all of its stockholders' equity, net earnings (loss) and comprehensive income (loss) for the periods presented are attributable to controlling interests. As of December 31, 2014, December 31, 2013, and December 31, 2012, the Company managed its business under one reportable segment called Theatrical Exhibition.

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

        Revenues:    Revenues are recognized when admissions and food and beverage sales are received at the theatres and are reported net of sales tax. The Company defers 100% of the revenue associated with the sales of gift cards and packaged tickets until such time as the items are redeemed or income from non-redemption is recorded. The Company recognizes income from non-redeemed or partially redeemed gift cards using the Proportional Method where it applies a non-redemption rate for its five gift card sales channels which ranges from 14% to 23% of the current month sales and the Company recognizes that total amount of income for that current month's sales as income over the next 24 months in proportion to the pattern of actual redemptions. The Company has determined its non-redeemed rates and redemption patterns using data accumulated over ten years on a company-wide basis. Income for non-redeemed packaged tickets continues to be recognized as the redemption of these items is determined to be remote, that is if a ticket has not been used within 18 months after being purchased. During the twelve months ended December 31, 2014, the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, and the period March 30, 2012 through August 30, 2012, the Company recognized $21,347,000, $19,510,000, $3,483,000, and $7,776,000 of income, respectively, related to the derecognition of gift card liabilities, which was recorded in other theatre revenues in the Consolidated Statements of Operations. During the twelve months ended December 31, 2014, the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, and the period March 30, 2012 through August 30, 2012,

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

the Company recognized $11,710,000, $0, $0, and $4,818,000 of income, respectively, related to the derecognition of package ticket liabilities, which was recorded in other theatre revenues in the Consolidated Statements of Operations. As a result of fair value accounting due to the Merger, the Company did not recognize any income on packaged tickets until 18 months after the date of the Merger.

        Film Exhibition Costs:    Film exhibition costs are accrued based on the applicable box office receipts and estimates of the final settlement to the film licenses. Film exhibition costs include certain advertising costs. As of December 31, 2014 and December 31, 2013, the Company recorded film payables of $95,847,000 and $149,378,000, respectively, which are included in accounts payable in the accompanying Consolidated Balance Sheets.

        Food and Beverage Costs:    The Company records payments from vendors as a reduction of food and beverage costs when earned.

        Screen Advertising:    On March 29, 2005, the Company and Regal Entertainment Group ("Regal") combined their respective cinema screen advertising businesses into a joint venture company called National CineMedia, LLC ("NCM") and on July 15, 2005, Cinemark Holdings, Inc. ("Cinemark") joined NCM. The Company, Regal and Cinemark are known as the "Founding Members." NCM engages in the marketing and sale of cinema advertising and promotions products, business communications and training services. The Company records its share of on-screen advertising revenues generated by NCM in other theatre revenues.

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

        Advertising Costs:    The Company expenses advertising costs as incurred and does not have any direct-response advertising recorded as assets. Advertising costs were $10,317,000, $9,684,000, $4,137,000, and $3,603,000 for the twelve months ended December 31, 2014, the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, and the period March 30, 2012 through August 30, 2012, respectively, and are recorded in operating expense in the accompanying Consolidated Statements of Operations.

        Cash and Equivalents:    All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Company first assesses the qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not the fair vale of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. There were no intangible asset impairment charges incurred during the twelve months ended December 31, 2014, the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, the period March 30, 2012 through August 30, 2012.

        Investments:    The Company accounts for its investments in non-consolidated entities using either the cost or equity methods of accounting as appropriate, and has recorded the investments within other long-term assets in its Consolidated Balance Sheets. Equity earnings and losses are recorded when the Company's ownership interest provides the Company with significant influence. The Company follows the guidance in ASC 323-30-35-3, which prescribes the use of the equity method for investments where the Company has significant influence. The Company classifies gains and losses on sales of and changes of interest in equity method investments within equity in earnings of non-consolidated entities or in separate line items on the face of the Consolidated Statements of Operations when material, and classifies gains and losses on sales of investments or impairments accounted for using the cost method in investment income. Gains and losses on cash sales are recorded using the weighted average cost of all interests in the investments. Gains and losses related to non-cash negative common unit adjustments are recorded using the weighted average cost of those units in NCM. See Note 7—Investments for further discussion of the Company's investments in NCM. As of December 31, 2014, the Company holds equity method investments comprised of a 14.96% interest in NCM, a joint venture that markets and sells cinema advertising and promotions; a 32% interest in AC JV, LLC ("AC JV"), a joint venture that owns Fathom Events offering alternative content for motion picture screens; a 29% interest in Digital Cinema Implementation Partners LLC ("DCIP"), a joint venture charged with implementing digital cinema in the Company's theatres; a 50% ownership interest in two U.S. motion picture theatres and one IMAX screen; and a 50% ownership interest in Open Road Releasing, LLC, operator of Open Road Films, LLC ("Open Road Films"), a motion picture distribution company.

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

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company's recorded goodwill was $2,289,800,000 as of December 31, 2014 and December 31, 2013. The Company evaluates goodwill and its trademark and trade names for impairment annually as of the beginning of the fourth quarter or more frequently as specific events or circumstances dictate. The Company's goodwill is recorded in its Theatrical Exhibition operating segment, which is also the reporting unit for purposes of evaluating recorded goodwill for impairment.

        The Company performed its annual impairment analysis during the fourth quarter of calendar 2014 and the fourth quarter of calendar 2013, and reached a determination that there was no goodwill or trademark and trade name impairment. According to ASC 350-20, the Company has an option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. During the fourth quarter of calendar 2014 and the fourth quarter of calendar 2013, the Company assessed qualitative factors and reached a determination that it is not more likely than not that the fair value of the Company's reporting unit is less than its carrying value, and therefore, no impairment charge was incurred.

        Other Long-term Assets:    Other long-term assets are comprised principally of investments in equity method investees and capitalized computer software, which is amortized over the estimated useful life of the software. See Note 8—Supplemental Balance Sheet Information.

        Accounts Payable:    Under the Company's cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified within accounts payable in the balance sheet. The change in book overdrafts are reported as a component of operating cash flows for accounts payable as they do not represent bank overdrafts. The amount of these checks included in accounts payable as of December 31, 2014 and December 31, 2013 was $43,692,000 and $52,093,000, respectively.

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

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Occasionally, the Company is responsible for the construction of leased theatres and for paying project costs that are in excess of an agreed upon amount to be reimbursed from the developer. ASC 840-40-05-5 requires the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period and therefore it is required to account for these projects as sale and leaseback transactions. As a result, the Company has recorded financing lease obligations for failed sale leaseback transactions of $80,645,000 and $85,902,000 in its Consolidated Balance Sheets related to these types of projects as of December 31, 2014 and December 31, 2013, respectively.

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

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy, see Note 16—Fair Value Measurements.

        Impairment losses in the Consolidated Statements of Operations are included in the following captions:

(In thousands)	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Impairment of long-lived assets	$3,149	$—	$—	$—
Investment expense (income)	—	1,370	—	—

Total impairment losses	$3,149	$1,370	$—	$—

        During calendar 2014, the Company recognized an impairment loss of $3,149,000 on 8 theatres with 94 screens, which was related to property, net. During calendar 2013, the Company recognized non-cash impairment losses of $1,370,000 related to a marketable equity security when it was determined that its decline in value was other than temporary. There were no impairments during the period August 31, through December 31, 2012, and the period March 30, 2012 through August 30, 2012.

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

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Casualty Insurance:    The Company is self-insured for general liability up to $1,000,000 per occurrence and carries a $500,000 deductible limit per occurrence for workers compensation claims. The Company utilizes actuarial projections of its ultimate losses to calculate its reserves and expense. The actuarial method includes an allowance for adverse developments on known claims and an allowance for claims which have been incurred but which have not yet been reported. As of December 31, 2014 and December 31, 2013, the Company had recorded casualty insurance reserves of $17,197,000 and $16,549,000, respectively, net of estimated insurance recoveries. The Company recorded expenses related to general liability and workers compensation claims of $16,329,000, $16,332,000, $3,913,000, and $5,732,000 for the twelve months ended December 31, 2014, the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, and the period March 30, 2012 through August 30, 2012, respectively.

        Other Expense (Income):    The following table sets forth the components of other expense (income):

(In thousands)	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	From Inception August 31, 2012 Through December 31, 2012	March 30, 2012 through August 30, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Gain on redemption of 8.75% Senior Fixed Rate Notes due 2019	$(8,386)	$—	$—	$—
Gain on redemption and modification of Senior Secured Credit Facility	—	(130)	—	—
Loss on redemption of 8% Senior Subordinated Notes due 2014	—	—	—	1,297
Business interruption insurance recoveries	—	(1,285)	—	(337)
Other expense	42	—	49	—

Other expense (income)	$(8,344)	$(1,415)	$49	$960

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

        New Accounting Pronouncements:    In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis ("ASU 2015-02"), which provides guidance on evaluating whether a reporting entity should consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities. Further, the amendments eliminate the presumption that a general

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

partner should consolidate a limited partnership, as well as affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply the amendments using a modified retrospective approach or a full retrospective application. The Company is currently evaluating the impact, if any, that adopting ASU 2015-02 will have on its consolidated financial position, results of operations or cash flows.

        In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718), ("ASU 2014-12"). This update is intended to resolve the diverse accounting treatment of share-based awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the requisite service has already been rendered. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The Company expects to apply the amendments prospectively to all awards granted or modified after the effective date and expects to adopt ASU 2014-12 as of the beginning of 2016. The Company does not anticipate the adoption of ASU 2014-12 to have a material impact on the Company's consolidated financial position, cash flows, or results of operations.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures and has not yet selected a transition method.

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

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2—MERGER

        Holdings and Wanda, a Chinese private conglomerate, completed a Merger on August 30, 2012 in which Wanda indirectly acquired all of the then outstanding capital stock of Holdings. Holdings merged with Merger Subsidiary, a wholly-owned indirect subsidiary of Wanda, whereby Merger Subsidiary merged with and into Holdings with Holdings continuing as the surviving corporation and as a wholly-owned indirect subsidiary of Wanda. The Merger consideration totaled $701,811,000, with $700,000,000 invested by Wanda and $1,811,000 invested by members of management, for which 66,252,109 shares of Holdings' Class A common stock and 173,147 shares of Holdings' Class N common stock were issued, respectively. The investment amount and price per share paid by members of management was determined pursuant to Management Subscription Agreements negotiated in connection with the Merger. Pursuant to such agreements, as a retention incentive certain key members of management were required to reinvest 50% of the after tax amount they received with respect to equity awards outstanding at the time of the Merger at a price per share equal to that received for such equity awards. The approximately one percent differential in the per share price paid by Wanda and members of management represents the dilutive effect from settlement of outstanding management equity awards in connection with the Merger. Wanda also acquired cash, corporate borrowings and capital and financing lease obligations in connection with the Merger as described below. See Note 1—The Company and Significant Accounting Policies for information regarding the completed IPO of Holdings on December 23, 2013.

        In connection with the Merger agreement, $35,000,000 of consideration otherwise payable to the equity holders was deposited into an Indemnity Escrow Fund and $2,000,000 otherwise payable to the equity holders was deposited into an account designated by the Stockholder Representative. The $35,000,000 of consideration previously deposited in the Indemnity Escrow Fund, which was established to cover any indemnity claims by Wanda against the sellers (former owners) relating to their representations, warranties and covenants in connection with the Merger, was released in full on April 3, 2013. There were no indemnity claims made. Further, the $2,000,000 previously deposited in an account designated by the stockholder representative, which account was established to cover post-merger closing de minimis taxes and administrative fees and expenses, has also been released in full. On April 15, 2013, after net of such taxes, fees and expenses, $1,974,000 was released back to the selling stockholders, including members of management. The Company accounted for the entire $701,811,000 as purchase price which included the amounts placed in escrow because the Company believed any contingencies requiring escrow were remote and that the amounts would be paid out subsequently.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 2—MERGER (Continued)

        As a result of the Merger and related change of control, the Company applied "push down" accounting, which required allocation of the Merger consideration to the estimated fair values of the assets and liabilities acquired in the Merger. The allocation of Merger consideration was based on management's judgment after evaluating several factors, including a valuation assessment performed by a third party appraiser. Final appraisal reports were received during the first quarter of 2013. The appraisal measurements included a combination of income, replacement costs and market approaches and represents managements' best estimate of fair value at August 30, 2012, the acquisition date. Management finalized its purchase price allocation in May of calendar 2013. Adjustments made during calendar 2013 increased recorded goodwill by approximately $32,000,000. Property, net and other long-term assets decreased by approximately $28,000,000 and $4,000,000, respectively, due to final determinations of fair values assigned to tangible assets. The following is a summary of the allocation of the Merger consideration:

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

(2)
Intangible assets consist of a trademark and trade names, a non-compete agreement, management contracts, a contract with an equity method investee, and favorable leases. In general, the majority of the Company's asset value is comprised of real estate and fixed assets. Furthermore, the majority of the Company's theatres are operated via lease agreements as opposed to owning the underlying real estate. Therefore, any asset value

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 2—MERGER (Continued)

  related to leased real estate would exist only if the existing lease agreements were at below-market, or favorable, terms. Certain of the Company's leased locations were considered to be at favorable terms, and an intangible asset was ascribed for such lease agreements. However, the majority of lease agreements were considered to be at market terms. As a result, there is no owned real estate or lease intangible asset value ascribed to the majority of the Company's locations. In estimating the fair value of the favorable lease agreements, market rents were estimated for each of the Company's leased locations. If the contractual rents were considered to be below the market rent, a favorable lease agreement was valued by discounting the difference between the contractual rent and estimated market rates over the remaining lease term. Renewal options in the leases were also considered in determining the remaining lease term.

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

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 2—MERGER (Continued)

  taxable transactions that were known as of the date of the Merger. The Company did not consider future transactions that NCM may undertake. The Company estimated a run-off of the intangible asset amortization benefits from the TRA due to the following transactions:

  1.
  ESA (Exhibitor Services Agreement)—relates to the amortization due to a modification of the initial ESA agreement.

  2.
  CUA (Common Unit Adjustment)—relates to NCM issuing additional common units to the founding members if there is an increase in the number of theaters under the ESA agreement. A reduction of common units is made if there are theaters removed from the ESA agreement.

  3.
  AMC II Benefit—relates to AMC's acquisition of Kerasotes theaters.

  4.
  IPO Exchange Benefit—relates to amortization from NCM's IPO in 2007.

  5.
  IPO II Exchange Benefit—relates to amortization step ups from NCM's secondary IPO in 2010.

  6.
  Capital Account Administration Allocation—relates to receipts attributable to the account administration.

  The estimated TRA receipts through 2037 are tax effected at 40%, based on a blended federal and 50-state average tax rate. The after tax receipts were discounted to a present value using a discount rate of 12.0%, based on the cost of equity of NCM, as the TRA payments only benefit the equity holders. See Note 7—Investments for additional information.

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

(5)
Represents a liability related to the sales of gift cards, packaged tickets and AMC Stubs™ memberships and rewards outstanding at August 30, 2012, recorded at fair value. The Company determined fair value for the gift cards and packaged tickets by removing the

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 2—MERGER (Continued)

  amount of unrecognized breakage income that was included in the deferred revenue amounts prior to the Merger. The Company made purchase accounting adjustments to reduce its deferred revenues for packaged tickets by $24,859,000 and gift cards by $7,441,000 such that the Company would recognize a normal profit margin on its deferred revenues for the future redemptions of the sales that occurred prior to the Merger. The Company did not make any fair value adjustments to its deferred revenues related to AMC Stubs as a result of the Merger because deferred revenues for the annual memberships require performance by AMC in the future and there was not sufficient historical data to estimate amounts of future breakage for AMC Stubs rewards. AMC Stubs vested rewards expire after 90 days if unused and AMC Stubs progress rewards expire to the extent members do not renew their annual membership.

(6)
Corporate borrowings include borrowings under the Senior Secured Credit Facility-Term Loan due 2016, the Senior Secured Credit Facility-Term Loan due 2018, the 8.75% Senior Fixed Rate Notes due 2019 and the 9.75% Senior Subordinated Notes due 2020, recorded at fair value.

(7)
In connection with the completion of NCM, Inc.'s IPO on February 13, 2007, the Company entered into the Exhibitor Services Agreement that provided favorable terms to NCM in exchange for a payment of $231,308,000. The Exhibitor Services Agreement was considered an unfavorable contract to the Company based on a comparison of rates charged by NCM to third-party exhibitors. The market rate was estimated as the average rate charged by NCM to third party exhibitors. The fair value of the contract was estimated as the present value of the difference between the Company's expected payments under the contract and a market rate over the life of the Exhibitor Services Agreement. The Company's expected payments were estimated based on the Company's expected annual attendance, screen count, and advertising revenues over the life of the exhibitor Services Agreement. See Note 7—Investments for additional information.

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

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 2—MERGER (Continued)

        The unaudited pro forma financial information presented below sets forth the Company's historical statements of operations for the periods indicated and gives effect to the Merger as if "push down" accounting had been applied as of March 30, 2012. Such information is presented for comparative purposes to the Consolidated Statements of Operations only and does not purport to represent what the Company's results of operations would actually have been had these transactions occurred on the date indicated or to project its results of operations for any future period or date.

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

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 2—MERGER (Continued)

        The Merger on August 30, 2012 triggered the payment of an aggregate of $31,462,000 for success fees to financial advisors, bond amendment consent fees, payments for cancellation of stock based compensation and management success bonuses that were contingent on the consummation of the Merger. The Company determined that its accounting policy for any cost triggered by the consummation of the Merger was to recognize the cost when the Merger was consummated. Accordingly, the contingent costs discussed below have not been recorded in the Consolidated Statement of Operations for the Predecessor period since that statement depicts the results of operations just prior to consummation of the transaction. In addition, since the Successor period reflects the effects of push-down accounting, these costs have also not been recorded as an expense in the Successor period. However, the costs were reflected in the purchase accounting adjustments which were applied in arriving at the opening balances of the Successor.

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

Periods Ended December 31, 2014, December 31, 2013, and December 2012

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

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 4—DISCONTINUED OPERATIONS

        In August of 2012, the Company closed one theatre with 20 screens located in Canada. The Company paid the landlord $7,562,000 to terminate the lease agreement. Also, the Company sold one theatre with 12 screens located in the United Kingdom in August of 2012. The proceeds received from the sale was $395,000, and was subject to working capital and other purchase price adjustments as described in the asset purchase agreement.

        In July of 2012, the Company sold six theatres with 134 screens located in Canada. The aggregate gross proceeds from the sales were approximately $1,472,000, and were subject to working capital and purchase price adjustments.

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

Periods Ended December 31, 2014, December 31, 2013, and December 2012

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

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 4—DISCONTINUED OPERATIONS (Continued)

        During the twelve months ended December 31, 2013, the Company received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada. The sales price adjustment was related to tax attributes of the theatres sold in Canada, which were not determinable or probable of collection at the date of the sale. The Company completed its tax returns for periods prior to the date of sale during the twelve months ended December 31, 2013, at which time the buyer was able to determine amounts due pursuant to the sales price adjustment and remit payment to the Company. The Company recorded the additional gain on sale following the guidance for gain contingencies in ASC 450-30-25-1 when the gains were realizable. The earnings from discontinued operations were partially offset by income taxes, legal and professional fees and contractual repairs and maintenance expenses during the twelve months ended December 31, 2013.

        Components of amounts reflected as (earnings) loss from discontinued operations in the Company's Consolidated Statements of Operations are presented in the following table:

	Calendar 2014	Calendar 2013	Transition Period
(In thousands)	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Revenues
Admissions	$—	$—	$—	$16,389
Food and beverage	—	—	—	6,099
Other theatre	—	—	—	548

Total revenues	—	—	—	23,036

Operating costs and expenses
Film exhibition costs	—	—	—	8,706
Food and beverage costs	—	—	66	1,252
Operating expense	—	—	439	15,592
Rent	—	—	—	7,322
General and administrative costs	—	—	221	511
Depreciation and amortization	—	—	—	263
Gain on disposition	(523)	(2,126)	(37)	(46,951)

Operating costs and expenses	(523)	(2,126)	689	(13,305)

Operating income (loss)	523	2,126	(689)	36,341
Investment income	—	—	(1)	(12)

Total other expense (income)	—	—	(1)	(12)

Earnings (loss) before income taxes	523	2,126	(688)	36,353
Income tax provision	210	830	—	1,200

Net earnings (loss)	$313	$1,296	$(688)	$35,153

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 5—PROPERTY

        A summary of property is as follows:

(In thousands)	December 31, 2014	December 31, 2013
	(Successor)	(Successor)
Property owned:
Land	$45,448	$46,148
Buildings and improvements	211,947	202,311
Leasehold improvements	627,259	528,915
Furniture, fixtures and equipment	745,280	616,234

	1,629,934	1,393,608
Less-accumulated depreciation and amortization	394,008	226,556

	1,235,926	1,167,052

Property leased under capital leases:
Building and improvements	14,381	14,381
Less-accumulated depreciation and amortization	3,077	1,679

	11,304	12,702

	$1,247,230	$1,179,754

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

        Depreciation expense was $194,930,000, $176,998,000, $63,472,000, and $70,715,000 for the twelve months ended December 31, 2014, the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, and the period March 30, 2012 through August 30, 2012, respectively.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

        Activity of goodwill is presented below:

(In thousands)	Total
(Successor)
Balance as of December 31, 2012	$2,249,153

Increase in Goodwill from purchase price allocation adjustments related to the Merger	31,951
Increase in Goodwill from purchase price allocation adjustments related to the Rave acquisition	8,696

Balance as of December 31, 2013 and December 31, 2014	$2,289,800

        Detail of other intangible assets is presented below:

		December 31, 2014 (Successor)		December 31, 2013 (Successor)
(In thousands)	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Favorable leases	4 to 44 years	$112,251	$(13,781)	$112,496	$(8,053)
Management contracts	3 to 6 years	4,540	(1,676)	4,690	(1,103)
Non-compete agreement	1 year	3,800	(2,951)	3,800	(1,678)
NCM tax receivable agreement	22 years	20,900	(1,968)	20,900	(1,133)

Total, amortizable		$141,491	$(20,376)	$141,886	$(11,967)

Unamortized Intangible Assets:
AMC trademark		$104,400		$104,400

Total, unamortizable		$104,400		$104,400

        Amortization expense associated with the intangible assets noted above is as follows:

(In thousands)	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Recorded amortization	$8,804	$9,011	$3,106	$5,016

        Estimated annual amortization for the next five calendar years for intangible assets is projected below:

(In thousands)	2015	2016	2017	2018	2019
Projected annual amortization	$8,365	$7,516	$7,400	$7,131	$6,187

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 7—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in non-consolidated affiliates as of December 31, 2014, include a 14.96% interest in National CineMedia, LLC ("NCM"), a 32% interest in AC JV, LLC, owner of Fathom Events, a 50% interest in two U.S. motion picture theatres and one IMAX screen, a 29% interest in Digital Cinema Implementation Partners, LLC ("DCIP"), a 15.45% interest in Digital Cinema Distribution Coalition, LLC ("DCDC") and a 50% interest in Open Road Releasing, LLC, operator of Open Road Films. Indebtedness held by equity method investees is non-recourse to the Company.

        At December 31, 2014, the Company's recorded investments are less than its proportional ownership of the underlying equity in these entities by approximately $13,257,000, excluding NCM.

RealD Inc. Common Stock

        The Company holds an investment in RealD Inc. common stock, which is accounted for as an equity security, available for sale, and is recorded in the Consolidated Balance Sheets in other long-term assets at fair value (Level 1). Under its RealD Inc. motion picture license agreement, the Company received a ten-year option to purchase 1,222,780 shares of RealD Inc. common stock at approximately $0.00667 per share. The stock options vested in 3 tranches upon the achievement of screen installation targets and were valued at the underlying stock price at the date of vesting. At the dates of exercise, the fair market value of the RealD Inc. common stock was recorded in other long-term assets with an offsetting entry recorded to other long-term liabilities as a deferred lease incentive. The unamortized deferred lease incentive was recorded at fair value as a result of the Merger, and is being amortized on a straight-line basis over the remaining contract life of approximately 7 years as of December 31, 2014, to reduce RealD license expense recorded in the consolidated statements of operations under operating expense. For further information, see Note 2—Merger. As of December 31, 2014, the unamortized deferred lease incentive balance included in other long-term liabilities was $16,047,000. Fair value adjustments of RealD Inc. common stock are recorded to other long-term assets with an offsetting entry to accumulated other comprehensive income.

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

        As of December 31, 2014, the Company owns a 14.96% interest in NCM. As a Founding Member, the Company has the ability to exercise significant influence over the governance of NCM, and, accordingly accounts for its investment following the equity method. All of the Company's NCM membership units are redeemable for, at the option of NCM, Inc., cash or shares of common stock of NCM, Inc. on a share-for-share basis. The fair market value of the units in National CineMedia, LLC was approximately $275,825,000 based on a price for shares of NCM, Inc. on December 31, 2014 of $14.37 per share.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 7—INVESTMENTS (Continued)

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

        As a result of the Rave theatre acquisitions in December 2012, the Company received 1,728,988 common membership units of NCM, effective March 14, 2013 from the annual Common Unit Adjustment. The Company recorded the additional units received at a fair value of $26,315,000, based on a price for shares of NCM, Inc. on March 14, 2013, of $15.22 per share, and as a new investment (Tranche 2 Investment), with an offsetting adjustment to the Exhibitor Services Agreement to be amortized to revenues over the remaining term of the ESA following the units-of-revenue method. The Rave theatre screens were under a contract with another screen advertising provider and the Company will continue to receive its share of the advertising revenues. During the remainder of the Rave screen contract, the Company will pay a screen integration fee to NCM in an amount that approximates the EBITDA that NCM would have generated if it had been able to sell advertising on the Rave theatre screens. In March 2014, the Company received 141,731 membership units recorded at a fair value of $2,137,000 ($15.08 per unit) with a corresponding credit to the ESA to be amortized following the units-of-revenue method over the remaining term of the ESA.

        The NCM, Inc. IPO and related transactions have the effect of reducing the amounts NCM, Inc. would otherwise pay in the future to various tax authorities as a result of an increase in its proportionate share of tax basis in NCM's tangible and intangible assets. On the IPO date, NCM, Inc. and the Founding Members entered into a tax receivable agreement. Under the terms of this agreement, NCM, Inc. will make cash payments to the Founding Members in amounts equal to 90% of NCM, Inc.'s actual tax benefit realized from the tax amortization of the NCM intangible assets. For purposes of the tax receivable agreement, cash savings in income and franchise tax will be computed by comparing NCM, Inc.'s actual income and franchise tax liability to the amount of such taxes that NCM, Inc. would have been required to pay had there been no increase in NCM, Inc.'s proportionate share of tax basis in NCM's tangible and intangible assets and had the tax receivable agreement not been entered into. The tax receivable agreement shall generally apply to NCM, Inc.'s taxable years up to and including the 30th anniversary date of the NCM, Inc. IPO and related transactions. Prior to the date of the Merger on August 30, 2012, distributions received under the tax receivable agreement from NCM, Inc. were recorded as additional proceeds received related to the Company's Tranche 1 or 2 Investments and were recorded in earnings in a similar fashion to the proceeds received from the NCM, Inc. IPO and the receipt of excess cash distributions. Following the date of the Merger, the Company recorded an intangible asset of $20,900,000 as the fair value of the tax receivable agreement. The tax receivable agreement intangible asset is amortized on a straight-line basis against investment income over the remaining life of the ESA. Cash receipts from NCM, Inc. for the tax receivable agreement are recorded to the investment expense (income) account.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 7—INVESTMENTS (Continued)

        During the twelve months ended December 31, 2014, the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, and the period March 30, 2012 through August 30, 2012, payments received of $8,730,000, $3,677,000, $0, and $0, related to the NCM tax receivable agreement were recorded in investment expense (income), net of related amortization, respectively, for the NCM tax receivable agreement intangible asset.

        Due to the capital transactions following the NCM, Inc. IPO and the quarterly cash distributions paid by NCM to the members, the recorded membership equity in NCM is a deficit. The Company's recorded investment in NCM was adjusted to fair value at the date of the Merger. As a result, the Company's recorded investment in NCM exceeds its proportional ownership in the equity of NCM by approximately $735,795,000 as of December 31, 2014.

        The Company recorded the following related party transactions with NCM:

(In thousands)	December 31, 2014	December 31, 2013
	(Successor)	(Successor)
Due from NCM for on-screen advertising revenue	$2,072	$2,226
Due to NCM for Exhibitor Services Agreement	1,784	2,429
Promissory note payable to NCM	6,944	8,333

(In thousands)	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Net NCM screen advertising revenues	$34,523	$33,790	$11,086	$11,731
NCM beverage advertising expense	12,226	13,809	4,197	6,326

        DCIP Transactions.    The Company will make capital contributions to DCIP for projector and installation costs in excess of an agreed upon cap ($68,000 per system for digital conversions and as of December 31, 2014, $41,500 for new build locations). The Company pays equipment rent monthly and records the equipment rental expense on a straight-line basis over 12 years.

        The Company recorded the following related party transactions with DCIP:

(In thousands)	December 31, 2014	December 31, 2013
	(Successor)	(Successor)
Due from DCIP for equipment and warranty purchases	$1,048	$663
Deferred rent liability for digital projectors	9,031	7,747

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 7—INVESTMENTS (Continued)

(In thousands)	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Digital equipment rental expense (continuing operations)	$6,639	$11,077	$3,338	$3,624

        Open Road Films Transactions.    Open Road Films was launched by the Company and Regal in March 2011, as an acquisition-based domestic theatrical distribution company that concentrates on wide-release movies. Open Road titles are also distributed in the pay-TV and home entertainment markets. The Company has a commitment to invest up to an additional $10,000,000, in the event additional capital is required.

        The Company recorded the following related party transactions with Open Road Films:

(In thousands)	December 31, 2014	December 31, 2013
	(Successor)	(Successor)
Due from Open Road Films	$2,560	$2,658
Film rent payable to Open Road Films	709	1,959

(In thousands)	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Gross film exhibition cost on Open Road Films	$13,300	$12,700	$5,500	$1,550

AC JV Transactions

        On December 26, 2013, the Company amended and restated its existing ESA with NCM in connection with the spin-off by NCM of its Fathom Events business to AC JV, a newly-formed company owned 32% by each of the Founding Members and 4% by NCM. In consideration for the spin-off, NCM received a total of $25,000,000 in promissory notes from its Founding Members (approximately $8,333,000 from each Founding Member). Interest on the promissory note is at a fixed rate of 5% per annum, compounded annually. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. Cinemark and Regal also amended and restated their respective ESAs with NCM in connection with the spin-off. The ESAs were modified to remove those provisions addressing the rights and obligations related to digital programing services of the Fathom Events business. Those provisions are now contained in the Amended and Restated Digital Programming Exhibitor Services Agreements (the "Digital ESAs") that were entered into on December 26, 2013 by NCM and each of the Founding Members. These Digital ESAs were then assigned by NCM to AC JV as part of the Fathom spin-off. There were no significant operations from the closing date until December 31, 2013.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 7—INVESTMENTS (Continued)

        The Company recorded the following related party transactions with AC JV:

(In thousands)	December 31, 2014	December 31, 2013
	(Successor)	(Successor)
Due to AC JV for Fathom Events programming	$333	$—

(In thousands)	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Gross exhibition cost on Fathom Events programming	$6,898	$—	$—	$—

Summary Financial Information

        Investments in non-consolidated affiliates accounted for under the equity method as of December 31, 2014, include interests in NCM, DCIP, Open Road Films, AC JV, DCDC, two U.S. motion picture theatres and one IMAX screen, and other immaterial investments.

        Condensed financial information of the Company's non-consolidated equity method investments is shown below and amounts are presented under GAAP for the periods of ownership by the Company:

	December 31, 2014 (Successor)
(In thousands)	NCM	DCIP	Open Road	AC JV	Other	Total
Current assets	$134,900	$53,229	$44,498	$10,993	$11,649	$255,269
Noncurrent assets	546,200	1,044,417	12,260	22,948	25,296	1,651,121
Total assets	681,100	1,097,646	56,758	33,941	36,945	1,906,390
Current liabilities	106,500	24,036	64,080	4,238	3,538	202,392
Noncurrent liabilities	892,000	821,282	22,582	—	—	1,735,864
Total liabilities	998,500	845,318	86,662	4,238	3,538	1,938,256
Stockholders' equity (deficit)	(317,400)	252,328	(29,904)	29,703	33,407	(31,866)
Liabilities and stockholders' equity	681,100	1,097,646	56,758	33,941	36,945	1,906,390

The Company's recorded investment(1)	$265,839	$62,236	$(9,570)	$6,255	$7,680	$332,440

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 7—INVESTMENTS (Continued)

	December 31, 2013 (Successor)
(In thousands)	NCM	DCIP	Open Road	AC JV	Other	Total
Current assets	$141,600	$140,353	$60,431	$806	$14,069	$357,259
Noncurrent assets	557,600	1,124,517	10,341	24,464	24,281	1,741,203
Total assets	699,200	1,264,870	70,772	25,270	38,350	2,098,462
Current liabilities	122,400	34,919	69,530	—	6,301	233,150
Noncurrent liabilities	876,000	1,028,191	15,918	—	—	1,920,109
Total liabilities	998,400	1,063,110	85,448	—	6,301	2,153,259
Stockholders' equity (deficit)	(299,200)	201,760	(14,676)	25,270	32,049	(54,797)
Liabilities and stockholders' equity	699,200	1,264,870	70,772	25,270	38,350	2,098,462

The Company's recorded investment(1)	$272,407	$45,831	$(1,920)	$4,785	$6,807	$327,910

(1)
Certain differences in the Company's recorded investments, and its proportional ownership share resulting from the Merger where the investments were recorded at fair value and are amortized to equity in (earnings) losses of non-consolidated entities over the estimated useful lives the underlying assets and liabilities. Other non-amortizing differences are considered to represent goodwill and are evaluated for impairment annually.

        Condensed financial information of the Company's non-consolidated equity method investments is shown below and amounts are presented under GAAP for the periods of ownership by the Company:

	12 Months Ended December 31, 2014 (Successor)
(In thousands)	NCM	DCIP	Open Road	AC JV	Other	Total
Revenues	$394,000	$170,724	$175,374	$42,102	$26,887	$809,087
Operating costs and expenses	297,700	109,430	190,602	37,669	26,072	661,473

Net earnings (loss)	$96,300	$61,294	$(15,228)	$4,433	$815	$147,614

	12 Months Ended December 31, 2013 (Successor)
(In thousands)	NCM	DCIP	Open Road	AC JV	Other	Total
Revenues	$462,800	$182,659	$140,350	$—	$18,517	$804,326
Operating costs and expenses	299,900	133,700	130,628	—	18,546	582,774

Net earnings (loss)	$162,900	$48,959	$9,722	$—	$(29)	$221,552

	From Inception August 31, 2012 through December 31, 2012 (Successor)
(In thousands)	NCM	DCIP	Open Road	AC JV	Other	Total
Revenues	$178,100	$56,851	$39,701	$—	$9,128	$283,780
Operating costs and expenses	144,000	43,052	61,083	—	11,088	259,223

Net earnings (loss)	$34,100	$13,799	$(21,382)	$—	$(1,960)	$24,557

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 7—INVESTMENTS (Continued)

	March 30, 2012 through August 30, 2012 (Predecessor)
(In thousands)	NCM	DCIP	Open Road	AC JV	Other	Total
Revenues	$231,600	$71,560	$42,563	$—	$14,680	$360,403
Operating costs and expenses	167,900	55,378	55,395	—	14,820	293,493

Net earnings (loss)	$63,700	$16,182	$(12,832)	$—	$(140)	$66,910

        The components of the Company's recorded equity in earnings (losses) of non-consolidated entities are as follows:

(In thousands)	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
National CineMedia, LLC	$11,311	$23,196	$4,271	$7,473
Digital Cinema Implementation Partners, LLC	20,929	18,660	4,436	4,941
Open Road Releasing, LLC	(7,650)	4,861	(10,691)	(6,416)
AC JV, LLC	1,470	—	—	—
Other	555	718	(496)	1,547

The Company's recorded equity in earnings (losses)	$26,615	$47,435	$(2,480)	$7,545

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 7—INVESTMENTS (Continued)

        The Company recorded the following changes in the carrying amount of its investment in NCM and equity in earnings of NCM during the twelve months ended December 31, 2014, the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, and the period March 30, 2012 through August 30, 2012:

(In thousands)	Investment in NCM(1)	Exhibitor Services Agreement(2)	Other Comprehensive (Income)	Cash Received	Equity in (Earnings) Losses	Advertising (Revenue)
Ending balance March 29, 2012	$71,517	$(328,442)	$—

Receipt of excess cash distributions	$(1,701)	$—	$—	$6,667	$(4,966)	$—
Change in interest loss	(16)	—	—	—	16	—
Amortization of ESA	—	2,367	—	—	—	(2,367)
Equity in earnings(3)	2,523	—	—	—	(2,523)	—

Ending balance August 30, 2012	$72,323	$(326,075)	$—	$6,667	$(7,473)	$(2,367)

Purchase price fair value adjustment	177,832	3,453	—	—	—	—
Receipt of excess cash distributions	(10,176)	—	—	10,176		—
Amortization of ESA	—	4,468	—	—	—	(4,468)
Unrealized gain	797	—	(797)	—	—	—
Equity in earnings(3)	4,271	—	—	—	(4,271)	—

Ending balance December 31, 2012	$245,047	$(318,154)	$(797)	$10,176	$(4,271)	$(4,468)

Receipt of common units	26,315	(26,315)	—	—	—	—
Receipt of excess cash distributions	(27,453)	—	—	27,453	—	—
Amortization of ESA	—	14,556	—	—	—	(14,556)
Unrealized gain from cash flow hedge	1,485	—	(1,485)	—	—	—
Adjust carrying value of AC JV, LLC(6)	3,817	—	—	—	—	—
Change in interest gain(4)	5,012	—	—	—	(5,012)	—
Equity in earnings(3)	21,149	—	—	—	(21,149)	—
Equity in loss from amortization of basis difference(5)	(2,965)	—	—	—	2,965	—

Ending balance December 31, 2013	$272,407	$(329,913)	$(2,282)	$27,453	$(23,196)	$(14,556)

Receipt of common units	2,137	(2,137)	—	—	—	—
Receipt of excess cash distributions	(21,514)	—	—	21,514	—	—
Amortization of ESA	—	15,235	—	—	—	(15,235)
Unrealized gain from cash flow hedge	1,498	—	(1,498)	—	—	—
Equity in earnings(3)	14,446	—	—	—	(14,446)	—
Equity in loss from amortization of basis difference(5)	(3,135)	—	—	—	3,135	—

Ending balance December 31, 2014	$265,839	$(316,815)	$(3,780)	$21,514	$(11,311)	$(15,235)

(1)
Represents AMC's investment through the date of the Merger on August 30, 2012 in 4,417,042 common membership units received under the Common Unit Adjustment Agreement dated as of February 13, 2007 (Predecessor Tranche 2 Investments). AMC's investment in 12,906,740 common membership units (Predecessor Tranche 1 Investment) was carried at zero cost through the date of the Merger. As of the date of the Merger, the Company's investment in NCM consisted of a single investment tranche (Tranche 1 Investment) of 17,323,782 membership units recorded at fair value (Level 1). As a result of the Rave theatre acquisitions in December of 2012, and as provided under the Common Unit Adjustment Agreement, the Company received 1,728,988 additional NCM common membership units in 2013 valued at $26,315,000 and is recorded in a second tranche, (Tranche 2 Investment). In March 2014, the Company received 141,731 membership units recorded at a fair value of $2,137,000 ($15.08 per unit) with a corresponding credit to the ESA and is recorded as a part of the Tranche 2 Investment.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 7—INVESTMENTS (Continued)

(2)
Represents the unamortized portion of the ESA with NCM. Such amounts are being amortized to other theatre revenues over the remainder of the 30 year term of the ESA ending in 2036, using a units-of-revenue method, as described in ASC 470-10-35 (formerly EITF 88-18, Sales of Future Revenues). In connection with the Merger on August 30, 2012, the amounts related to the ESA were adjusted to estimated fair value. For further information, see Note 2—Merger.

(3)
Represents equity in earnings on the Predecessor Tranche 2 investments only through August 30, 2012. Subsequent to August 30, 2012, represents percentage of ownership equity in earnings for Successor on both Tranche 1 and Tranche 2 Investments.

(4)
Non-cash gains were recorded in 2013 to adjust the Company's investment balance due to NCM's issuance of 8,688,078 common membership units to other founding members, at a price per share in excess of the Company's average carrying amount per share.

(5)
Certain differences between the Company's carrying value and the Company's share of NCM's membership equity have been identified and are amortized to equity in (earnings) losses in non-consolidated entities over the respective lives of the assets and liabilities.

(6)
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

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 8—SUPPLEMENTAL BALANCE SHEET INFORMATION

        Other assets and liabilities consist of the following:

(In thousands)	December 31, 2014	December 31, 2013
	(Successor)	(Successor)
Other current assets:
Prepaid rent	$39,021	$37,839
Income taxes receivable	3,029	3,871
Prepaid insurance and other	16,512	18,578
Merchandise inventory	10,516	10,645
Other	15,265	9,891

	$84,343	$80,824

Other long-term assets:
Investments in real estate	$11,300	$10,733
Deferred financing costs	13,129	7,841
Investments in equity method investees	332,440	327,910
Computer software	38,619	39,237
Investment in RealD Inc. common stock	14,429	10,442
Other	7,687	6,341

	$417,604	$402,504

Accrued expenses and other liabilities:
Taxes other than income	$47,988	$46,251
Interest	13,649	9,783
Payroll and vacation	10,901	21,697
Current portion of casualty claims and premiums	9,211	10,030
Accrued bonus	16,771	36,916
Theatre and other closure	7,709	6,405
Accrued licensing and percentage rent	14,399	19,241
Current portion of pension and other benefits liabilities	781	766
Other	14,853	19,831

	$136,262	$170,920

Other long-term liabilities:
Unfavorable lease obligations	$165,073	$194,233
Deferred rent	120,184	55,272
Pension and other benefits	48,436	30,177
RealD deferred lease incentive	16,047	18,635
Casualty claims and premiums	10,327	9,525
Theatre and other closure	45,126	48,758
Other	14,524	14,346

	$419,717	$370,946

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 9—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS

        A summary of the carrying value of corporate borrowings and capital and financing lease obligations is as follows:

(In thousands)	December 31, 2014	December 31, 2013
	(Successor)	(Successor)
Senior Secured Credit Facility-Term Loan due 2020 (3.50% as of December 31, 2014)	$760,018	$767,502
5% Promissory Note payable to NCM due 2019	6,944	8,333
8.75% Senior Fixed Rate Notes due 2019	—	647,666
9.75% Senior Subordinated Notes due 2020	649,043	655,310
5.875 Senior Subordinated Notes due 2022	375,000	—
Capital and financing lease obligations, 8.25%-11.5%	109,258	116,199

	1,900,263	2,195,010
Less: current maturities	(23,598)	(16,080)

	$1,876,665	$2,178,930

        The carrying amount of corporate borrowings includes a net premium amount of $47,623,000 for unamortized premiums and discounts as of December 31, 2014.

        Minimum annual payments required under existing capital and financing lease obligations (net present value thereof) and maturities of corporate borrowings as of December 31, 2014 are as follows:

	Capital and Financing Lease Obligations
				Principal Amount of Corporate Borrowings
(In thousands)	Minimum Lease Payments	Less Interest	Principal		Total
2015	$16,933	$9,207	$7,726	$15,914	$23,640
2016	16,943	8,474	8,469	16,473	24,942
2017	16,951	7,671	9,280	17,067	26,347
2018	17,112	6,782	10,330	17,713	28,043
2019	15,530	5,852	9,678	18,407	28,085
Thereafter	81,042	17,267	63,775	1,706,849	1,770,624

Total	$164,511	$55,253	$109,258	$1,792,423	$1,901,681

AMCE's Senior Secured Credit Facility

        The Senior Secured Credit Facility is with a syndicate of banks and other financial institutions and, as a result of the third amendment on December 15, 2010, the term loan maturity was extended from January 26, 2013 to December 15, 2016 (the "Term Loan due 2016") for the then aggregate principal amount of $476,597,000 held by lenders who consented to the amendment. The remaining then aggregate term loan principal amount of $142,528,000 (the "Term Loan due 2013") was scheduled to mature on January 26, 2013. The Senior Secured Credit Facility also provided for a revolving credit facility of $192,500,000 that would mature on December 15, 2015. The revolving credit facility included borrowing capacity available for letters of credit and for swingline borrowings on same-day notice.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 9—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

        Incremental Amendment.    On February 22, 2012, AMCE entered into an amendment to its Senior Secured Credit Facility pursuant to which AMCE borrowed term loans (the "Term Loan due 2018"), and used the proceeds, together with cash on hand, to repay the existing Term Loan due 2013. The Term Loan due 2018 was issued under the Senior Secured Credit Facility for $300,000,000 aggregate principal amount and the net proceeds received were $297,000,000. The 1% discount was amortized to interest expense over the term of the loan until the Merger date of August 30, 2012, when the debt was re-measured at fair value. The Term Loan due 2018 required repayments of principal of 1%, or $3,000,000, per annum and the remaining principal payable upon maturity on February 22, 2018.

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

        New Senior Secured Credit Facility.    On April 30, 2013, AMCE entered into a new $925,000,000 Senior Secured Credit Facility pursuant to which AMCE borrowed term loans and used the proceeds to fund the redemption of both the Term Loan due 2016 and the Term Loan due 2018. The Senior Secured Credit Facility is comprised of a $150,000,000 Revolving Credit Facility, which matures on April 30, 2018 (the "Revolving Credit Facility"), and a $775,000,000 term loan, which matures on April 30, 2020 (the "Term Loan due 2020"). The Term Loan due 2020 requires repayments of principal of 0.25% of the original principal amount, or $1,937,500, per quarter, with the remaining principal payable upon maturity. The term loan was issued at a 0.25% discount, which will be amortized to interest expense over the term of the loan. AMCE capitalized deferred financing costs of approximately $6,909,000 related to the issuance of the Revolving Credit Facility and approximately $2,217,000 related to the issuance of the Term Loan due 2020 during calendar 2013. Concurrently with the Term Loan due 2020 borrowings on April 30, 2013, AMCE redeemed all of the outstanding Term Loan due 2016 and the Term Loan due 2018 at a redemption price of 100% of the outstanding aggregate principal balance of $464,088,000 and $296,250,000, respectively, plus accrued and unpaid interest. AMCE recorded a net gain of approximately $(130,000) in other expense (income), which consisted of the

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 9—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

Term Loan due 2016 premium write-off, partially offset by the expense for the third-party costs incurred in connection with the repurchase of the Term Loan due 2016 and the Term Loan due 2018, during the twelve months ended December 31, 2013. At December 31, 2014, the aggregate principal balance of the Term Loan due 2020 was $761,438,000 and there were no borrowings under the Revolving Credit Facility. As of December 31, 2014, AMCE had approximately $136,798,000 available for borrowing, net of letters of credit, under its Revolving Senior Credit Facility.

        Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at the Company's option, either a base rate or LIBOR. The minimum rate for base rate borrowings is 1.75% and the minimum rate for LIBOR-based borrowings is 0.75%. The applicable margin for the Term loan due 2020 is 1.75% for base rate borrowings and 2.75% for LIBOR based loans. The applicable margin for the Revolving Credit Facility ranges from 1.25% to 1.5% for base rate borrowings and from 2.25% to 2.5% for LIBOR based borrowings. The Revolving Credit Facility also provides for an unused commitment fee of 0.50% per annum and for letter of credit fees of up to 0.25% per annum plus the applicable margin for LIBOR-based borrowings on the undrawn amount of the letter of credit. The applicable rate for borrowings under the Term Loan due 2020 at December 31, 2014 was 3.5% based on LIBOR (2.75% margin plus 0.75% minimum LIBOR rate). Prior to redemption, the applicable rate for borrowings under the Term Loan due 2016 at April 30, 2013 was 4.25% based on LIBOR (3.25% margin plus 1.00% minimum LIBOR rate) and the applicable rate for borrowings under the Term Loan due 2018 was 4.75% (3.75% margin plus 1.00% minimum LIBOR rate). AMCE is obligated to repay $7,750,000 of the Term Loan due 2020 per annum through April 30, 2019, with any remaining balance due on April 30, 2020. AMCE may voluntarily repay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, other than customary "breakage" costs with respect to LIBOR loans.

        The Senior Secured Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of AMCE and its subsidiaries, to sell assets; incur additional indebtedness; prepay other indebtedness (including the notes); pay dividends and distributions or repurchase their capital stock; create liens on assets; make investments; make acquisitions; engage in mergers or consolidations; engage in transactions with affiliates; amend constituent documents and material agreements governing subordinated indebtedness, including the Notes due 2020; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. In addition, the Senior Secured Credit Facility requires AMCE and its subsidiaries to maintain, on the last day of each fiscal quarter, a net senior secured leverage ratio, as defined in the Senior Secured Credit Facility, of no more than 3.25 to 1 as long as the commitments under the Revolving Credit Facility remain outstanding. The Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of (i) a change in control, as defined in the Senior Secured Credit Facility, (ii) defaults under other indebtedness of AMCE, any guarantor or any significant subsidiary having a principal amount of $25,000,000 or more, and (iii) one or more uninsured judgments against the AMCE, any guarantor, or any significant subsidiary for an aggregate amount exceeding $25,000,000 with respect to which enforcement proceedings are brought or a stay of enforcement is not in effect for any period of 60 consecutive days.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 9—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

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

        On January 15, 2014, AMCE launched a cash tender offer and consent solicitation for any and all of its outstanding Notes due 2019 at a purchase price of $1,038.75 plus a $30.00 consent fee for each $1,000 principal amount of Notes due 2019 validly tendered and accepted by AMCE on or before the consent payment deadline on January 29, 2014 at 5:00 p.m. New York City time (the "Consent Date"). Holders of $463,950,000, or approximately 77.33%, of the Notes due 2019 validly tendered (or defective tender waived by AMCE) and did not withdraw their Notes due 2019 prior to the expiration of the Consent Date. An additional $14,000 of Notes due 2019 was tendered from the Consent Date to the expiration date of the tender offer. The consents received exceeded the amount needed to approve the proposed amendments to the indenture under which the Notes due 2019 were issued.

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

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 9—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

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

        The Company recorded a gain on extinguishment related to the cash tender offer and redemption of the Notes due 2019 of approximately $8,544,000 in other income, partially offset by other expenses of $158,000 during the twelve months ended December 31, 2014.

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

        The Indenture provides that the Notes due 2020 are general unsecured senior subordinated obligations of AMCE and are fully and unconditionally guaranteed on a joint and several senior subordinated unsecured basis by all of its existing and future domestic restricted subsidiaries that guarantee its other indebtedness. The Notes due 2020 are not guaranteed by Holdings.

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

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 9—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

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

OpCo's Promissory Note

        See Note 7—Investments for information regarding the 5% Promissory Note payable to NCM.

Financial Covenants

        Each indenture relating to the Notes due 2022 and the Notes due 2020 allows AMCE to incur specified permitted indebtedness (as defined therein) without restriction. Each indenture also allows AMCE to incur any amount of additional debt as long as it can satisfy the coverage ratio of each

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 9—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

indenture, after giving effect to the indebtedness on a pro forma basis. Under the indenture for the Notes due 2020 (AMCE's most restrictive indenture), at December 31, 2014 AMCE could borrow approximately $1,976,500,000 (assuming an interest rate of 6.25% per annum on the additional indebtedness) in addition to specified permitted indebtedness. If AMCE cannot satisfy the coverage ratios of the indentures, generally it can borrow an additional amount under the Senior Secured Credit Facility. The indentures also contain restrictions on AMCE's ability to make distributions to Holdings. Under the most restrictive provision set forth in the note indenture for the Notes due 2020, as of December 31, 2014, the amount of loans and dividends which AMCE could make to Holdings could not exceed approximately $713,526,000 in the aggregate.

        As of December 31, 2014, AMCE was in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2020, and the Notes due 2022.

NOTE 10—STOCKHOLDERS' EQUITY

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

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 10—STOCKHOLDERS' EQUITY (Continued)

Dividends

        The following is a summary of dividends and dividend equivalents paid to stockholders during the twelve months ended December 31, 2014:

Declaration Date	Record Date	Date Paid	Amount per Share of Common Stock
April 25, 2014	June 6, 2014	June 16, 2014	$0.20
July 29, 2014	September 5, 2014	September 15, 2014	0.20
October 27, 2014	December 5, 2014	December 15, 2014	0.20

        The Company paid dividends and dividend equivalents of $58,504,000 during the twelve months ended December 31, 2014, increased additional paid-in capital for recognition of deferred tax assets of $27,000 related to the dividend equivalents paid, and accrued $225,000 for the remaining unpaid dividends at December 31, 2014. The aggregate dividends paid for Class A common stock, Class B common stock, and dividend equivalents were approximately $12,937,000, $45,496,000, and $71,000, respectively.

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

        During the Successor period of August 31, 2012 through December 31, 2012, the Company received capital contributions of $100,000,000 from Wanda.

Related Party Transaction

        As of December 31, 2014, the Company recorded a receivable due from Wanda of $156,000 for reimbursement of general administrative and other expense incurred on behalf of Wanda.

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

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 10—STOCKHOLDERS' EQUITY (Continued)

Class A common stock based on the price paid per share by the management stockholders and Wanda at the date of the Merger.

        During the twelve months ended December 31, 2014, certain members of management received $92,000 by tendering shares of Class A common stock to Holdings with an original recorded historical cost of $43,000. As a result of this transaction, temporary equity declined by $43,000 and additional paid-in capital increased by $43,000.

Treasury Stock

        During the twelve months ended December 31, 2014, Holdings used cash on hand to purchase 4,085 shares of Class A common stock for fair value of $92,000 from certain members of management.

Stock-Based Compensation

        Holdings adopted a stock-based compensation plan in December of 2013. Prior to the Merger, Holdings adopted the 2010 Equity Incentive Plan, which was cancelled at the Merger date, and also the 2004 Stock Plan, which was suspended by the Board of Directors on July 23, 2010.

        The Company recorded stock-based compensation expense of $11,293,000, $12,000,000, $0, and $830,000 within general and administrative: other during the twelve months ended December 31, 2014, the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, and the period the period March 30, 2012 through August 30, 2012, respectively. The Company's financial statements reflect an increase to additional paid-in capital related to stock-based compensation of $11,293,000 during the twelve months ended December 31, 2014. As of December 31, 2014, there were no unrecognized compensation cost related to stock-based compensation arrangements.

2013 Equity Incentive Plan

        The 2013 Equity Incentive Plan provides for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units, stock awards, and cash performance awards. The maximum number of shares of Holdings' common stock available for delivery pursuant to awards granted under the 2013 Equity Incentive Plan is 9,474,000 shares. At December 31, 2014, the aggregate number of shares of Holdings' common stock available for grant was 8,608,822 shares.

Awards in Connection with Holdings' IPO

        In connection with Holdings' IPO, the Board of Directors approved the grants of 666,675 fully vested shares of Holdings' Class A common stock to certain of its employees in December of 2013 under the 2013 Equity Incentive Plan. Of the total 666,675 shares that were awarded, 360,172 shares were issued to the employees and 306,503 were withheld to cover tax obligations and were cancelled. The fair value of the stock at the grant date was $18.00 per share and was based on the IPO price. The Company recognized approximately $12,000,000 of expense in general and administrative: other expense in connection with these share grants.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 10—STOCKHOLDERS' EQUITY (Continued)

Awards Granted in 2014

        Holdings' Board of Directors approved awards of stock, restricted stock units ("RSUs"), and performance stock units ("PSUs") to certain of the Company's employees and directors under the 2013 Equity Incentive Plan. The grant date fair value of the stock was based on the closing price of Holdings' stock as presented below:

Date of Grant	Holdings' stock price
January 2, 2014	$20.18
May 12, 2014	21.61
June 25, 2014	24.44
September 15, 2014	24.60
October 22, 2014	22.44
December 17, 2014	25.40

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

        The award agreements generally had the following features:

  •
  Stock Award Agreement:  On January 2, 2014, two independent members of Holdings' Board of Directors were granted an award of 5,002 fully vested shares of Class A common stock each, for a total award of 10,004 shares. As a result of filling the two vacant positions due to the expansion of the Board, Holdings' Board of Directors granted an award of fully vested shares of Class A common stock on October 22, 2014 and December 17, 2014, of 864 shares and 167 shares, respectively. The Company recognized approximately $226,000 of expense in general and administrative: other expense during the twelve months ended December 31, 2014, in connection with these share grants.

  •
  Restricted Stock Unit Award Agreement:  On January 2, 2014, May 12, 2014, and June 25, 2014, RSU awards of 115,375 units, 1,819 units, and 1,655 units, respectively, were granted to certain members of management. Each RSU represents the right to receive one share of Class A common stock at a future date. The RSUs are fully vested at the date of grant. The RSUs will not be settled, and will be non-transferable, until the third anniversary of the date of grant. Under certain termination scenarios defined in the award agreement, the RSUs may be settled within 60 days following termination of service. Participants will receive dividend equivalents equal to the amount paid in respect to the shares of Class A common stock underlying the

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 10—STOCKHOLDERS' EQUITY (Continued)

    RSUs. The Company recognized approximately $2,408,000 of expense in general and administrative: other expense during the twelve months ended December 31, 2014, in connection with these fully vested awards.

    On January 2, 2014, RSU awards of 128,641 units were granted to certain executive officers. The RSUs would be forfeited if Holdings did not achieve a specified cash flow from operating activities target for the twelve months ended December 31, 2014. These awards did not contain a service condition. The vested RSUs will not be settled, and will be non-transferable, until the third anniversary of the date of grant. Under certain termination scenarios defined in the award agreement, the RSUs may be settled within 60 days following termination of service. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs begins to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs. Thereafter, dividend equivalents are paid to the holder whenever dividends are paid on the Class A common stock. The grant date fair value was $2,596,000. The Company recognized expense for these awards of $2,596,000, within general and administrative: other expense, during the twelve months ended December 31, 2014, due to the achievement of the performance condition.

  •
  Performance Stock Unit Award Agreement:  On January 2, 2014, May 12, 2014, and June 25, 2014, PSU awards were granted to certain members of management and executive officers, with both a 2014 free cash flow performance target condition and a 1 year service condition, ending on December 31, 2014. The PSUs would vest ratably based on a scale ranging from 80% to 120% of the performance target with the vested amount ranging from 30% to 150%. If the performance target was met at 100%, the PSU awards granted on January 2, 2014, May 12, 2014, and June 25, 2014 would be 244,016 units, 1,819 units, and 1,655 units, respectively. On September 15, 2014, the terms of the original PSU grants were modified, which resulted in re-measurement of the fair value of the PSU awards. No PSUs would vest if Holdings did not achieve the free cash flow minimum performance target or the participant's service did not continue through the last day of the performance period, during the twelve months ended December 31, 2014. The vested PSUs will not be settled, and will be non-transferable, until the third anniversary of the date of grant. Under certain termination scenarios defined in the award agreement, the vested PSUs may be settled within 60 days following termination of service. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the PSUs began to accrue with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the PSUs. Thereafter, dividend equivalents are paid to the holder whenever dividends are paid on the Class A common stock. The Company recognized expense of $6,063,000, within general and administrative: other expense during the twelve months ended December 31, 2014, as a result of the one-year service condition being met and attainment of the target performance condition at 100%.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 10—STOCKHOLDERS' EQUITY (Continued)

        The following table represents the RSU and PSU activity for the twelve months ended December 31, 2014:

	Shares of RSU and PSU	Weighted Average Grant Date Fair Value
Beginning balance at January 1, 2014	—	$—
Granted	494,980	22.40
Vested	(493,971)	22.41
Forfeited	(1,009)	20.18

Nonvested at December 31, 2014	—	$—

Awards Granted in 2015

        The Board of Directors approved awards of stock, RSU's and PSU's granted on January 5, 2015 and March 6, 2015, to certain of the Company's employees and directors under the 2013 Equity Incentive Plan. The fair value of the stock on January 5, 2015 and March 6, 2015 was $24.97 per share and $33.96 per share respectively, and was based on the closing price of Holdings' common stock. These awards have features substantially consistent with those awarded in 2014 described above, and additional details are as follows:

  •
  Stock Award Agreement:  On January 5, 2015, 4 non-employee directors were granted an award of 3,828 fully vested shares of Class A common stock each, for a total award of 15,312 shares. The Company will recognize approximately $382,000 of expense in general and administrative expense: other during the three months ended March 31, 2015, in connection with these share grants.

  •
  Restricted Stock Unit Award Agreements:  On March 6, 2015, RSU awards of 84,649 units were granted to certain members of management and the Company expects to recognize approximately $2,875,000 of expense in general and administrative expense: other during the three months ended March 31, 2015, in connection with these share grants. These awards do not contain a service condition.

    On March 6, 2015, RSU awards of 58,749 units were granted to certain executive officers. The RSU's would be forfeited if Holdings does not achieve a specified performance target. These awards do not contain a service condition. The Company expects to recognize expense for these awards of approximately $1,995,000 in general and administrative expense: other during the three months ended March 31, 2015, based on estimates that the performance condition is expected to be achieved.

  •
  Performance Stock Unit Award Agreements:  On March 6, 2015, PSU awards of 143,398 units were granted to certain members of management. Assuming attainment of the performance target at 100%, the Company expects to recognize expense for these awards of approximately $4,870,000 in general and administrative expense: other over the performance and vesting period during the twelve months ended December 31, 2015.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 10—STOCKHOLDERS' EQUITY (Continued)

Merger

        All of the stock options and restricted stock interests under both the amended and restated 2004 Stock Option Plan and the 2010 Equity Incentive Plan were cancelled, upon the change of control as a result of the Merger, and holders received payments aggregating approximately $7,035,000. The Company had previously recognized stock-based compensation expense of $3,858,000 related to these stock options and restricted stock interests. The Company did not recognize an expense for the remaining $3,177,000 of unrecognized stock-based compensation expense. The Company's accounting policy for any cost triggered by the consummation of the Merger was to recognize the cost when the Merger was consummated. Accordingly, unrecognized stock-based compensation expense for stock options and restricted stock interests has not been recorded in the Consolidated Statement of Operations for the Predecessor period since that statement depicts the results of operations just prior to consummation of the transaction. In addition, since the Successor period reflects the effects of push-down accounting, these costs have also not been recorded as an expense in the Successor period. However, the costs were reflected in the purchase accounting adjustments which were applied in arriving at the opening balances of the Successor. See Note 2—Merger for additional information regarding the settlement of stock options and restricted stock interests.

NOTE 11—INCOME TAXES

        The Income tax provision reflected in the Consolidated Statements of Operations consists of the following components during the twelve months ended December 31, 2014, the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, and the period March 30, 2012 through August 30, 2012:

(In thousands)	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Current:
Federal	$—	$—	$—	$—
Foreign	—	—	—	—
State	1,250	4,045	480	3,700

Total current	1,250	4,045	480	3,700

Deferred:
Federal	43,869	(229,778)	3,020	—
Foreign	—	—	—	—
State	(11,439)	(36,820)	—	—

Total deferred	32,430	(266,598)	3,020	—

Total provision (benefit)	33,680	(262,553)	3,500	3,700
Tax provision from discontinued operations	210	830	—	1,200

Total provision (benefit) from continuing operations	$33,470	$(263,383)	$3,500	$2,500

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 11—INCOME TAXES (Continued)

        The Company has recorded no alternative minimum taxes as the consolidated tax group for which it is a member expects no alternative minimum tax liability, due to the utilization of tax credits.

        Pre-tax income (losses) consisted of the following:

(In thousands)	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Domestic	$97,303	$103,526	$(39,294)	$98,093
Foreign	457	(1,679)	124	7

Total	$97,760	$101,847	$(39,170)	$98,100

        The difference between the effective tax rate on earnings (loss) from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

(In thousands)	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Income tax expense (benefit) at the federal statutory rate	$34,035	$34,902	$(13,470)	$20,125
Effect of:
State income taxes	195	1,479	(1,930)	2,500
Increase in reserve for uncertain tax positions	1,050	2,193	—	—
Federal and state credits	(2,985)	(2,600)	—	—
Change in net operating loss carryforward for excess tax deductions	—	(28,206)	—	—
Permanent items	1,485	537	20	100
Other	(1,100)	(6,088)	—	—
Valuation allowance	790	(265,600)	18,880	(20,225)

Income tax expense (benefit)	$33,470	$(263,383)	$3,500	$2,500

Effective income tax rate	34.4%	(264.1)%	(9.1)%	4.3%

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 11—INCOME TAXES (Continued)

        The significant components of deferred income tax assets and liabilities as of December 31, 2014 and December 31, 2013 are as follows:

	December 31, 2014		December 31, 2013
	Deferred Income Tax		Deferred Income Tax
(In thousands)	Assets	Liabilities	Assets	Liabilities
	(Successor)		(Successor)
Tangible assets	$—	$(113,456)	$—	$(102,669)
Accrued reserves	31,430	—	33,156	—
Intangible assets	—	(101,725)	—	(89,761)
Receivables	—	(5,206)	—	(3,513)
Investments	—	(233,005)	—	(227,718)
Capital loss carryforwards	50	—	564	—
Pension postretirement and deferred compensation	33,581	—	29,290	—
Corporate borrowings	19,127	—	43,839	—
Deferred revenue	154,583	—	154,155	—
Lease liabilities	111,250	—	97,307	—
Capital and financing lease obligations	35,654	—	37,956	—
Alternative minimum tax and other credit carryovers	21,802	—	19,545	—
Charitable contributions	158	—	—	—
Net operating loss carryforwards	228,329	—	214,770	—

Total	$635,964	$(453,392)	$630,582	$(423,661)
Less: Valuation allowance	(790)	—	—	—

Total deferred income taxes	$635,174	$(453,392)	$630,582	$(423,661)

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 11—INCOME TAXES (Continued)

        A rollforward of the Company's valuation allowance for deferred tax assets is as follows:

(In thousands)	Balance at Beginning of Period	Additions Charged (Credited) to Revenues, Costs and Expenses	Charged (Credited) to Goodwill	Charged (Credited) to Other Accounts(1)	Balance at End of Period
Calendar Year 2014
Valuation allowance-deferred income tax assets	$—	790	—	—	$790
Calendar Year 2013
Valuation allowance-deferred income tax assets	$248,420	(265,600)	11,088	6,092	$—
From Inception August 31, 2012 through December 31, 2012
Valuation allowance-deferred income tax assets	$232,985	18,880	195	(3,640)	$248,420
March 30, 2012 through August 30, 2012
Valuation allowance-deferred income tax assets	$417,671	(20,225)	(164,461)	—	$232,985

(1)
Primarily relates to amounts resulting from the Company's tax sharing arrangement, changes in deferred tax assets and associated valuation allowance that are not related to income statement activity as well as amounts charged to other comprehensive income.

        The Company's federal income tax loss carryforward of $649,782,000 will begin to expire in 2016 and will completely expire in 2034 and will be limited annually due to certain change in ownership provisions of the Internal Revenue Code. The Company also has state income tax loss carryforwards of $409,654,000, which may be used over various periods ranging from 1 to 20 years.

        From 2008 to 2012, the Company's predecessor entity generated significant net deferred tax assets primarily from debt carrying costs and asset impairments combined with reduced operating profitability. At December 31, 2014 and December 31, 2013, the Company had net deferred tax assets of $181,782,000 and $206,921,000, respectively. The Company evaluates its deferred tax assets each period to determine if a valuation allowance is required based on whether it is "more likely than not" that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods. The Company conducts its evaluation by considering all available positive and negative evidence. This evaluation considers, among other factors, historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlooks for the U.S. motion picture and broader economy. Based on the Company's evaluation through December 31, 2014, the Company continued to reserve a portion of its net deferred tax assets due to uncertainty of their realization and dependence upon future taxable income.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 11—INCOME TAXES (Continued)

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

        The Company conducted its evaluation by considering all available positive and negative evidence. The principal positive evidence that led to the reversal of the valuation allowance included: (1) prudent and feasible tax planning strategies; (2) a successful public offering of Holdings' common stock during December 2013; (3) the Company's emergence from a three-year cumulative loss in March 2014; (4) the significant positive income generated during 2013; (5) the Company's forecasted future profitability; and (6) improvement in the Company's financial position, including over $500,000,000 of cash on hand at December 31, 2013.

        As described above, the Company has identified a prudent and feasible tax planning strategy which involves the conversion of NCM units into NCM, Inc. common stock that, if executed, would generate significant taxable income. The conversion is within the control of the Company and the Company intends to execute the conversion if it becomes necessary to prevent its net operating loss carryforward from expiring unrealized. In addition, AMCE utilized a portion of proceeds from the public offering of Holdings common stock along with cash generated from an offering of 5.875% Senior Subordinated Notes due 2022 to purchase approximately 77.33% of its 8.75% Senior Notes due 2019, which lowered the amount of indebtedness and lower overall borrowing costs for the Company. These subsequent events also were additional positive evidence considered by management.

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

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 11—INCOME TAXES (Continued)

        A reconciliation of the change in the amount of unrecognized tax benefits was as follows:

(In millions)	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Balance at beginning of period	$27.4	$24.0	$24.5	$24.8
Gross increases—current period tax positions	1.6	3.8	—	0.6
Gross increases—prior period tax positions	1.5
Favorable resolutions with authorities	—	(0.4)	—	—
Cash settlements	—	—	(0.5)	(0.9)

Balance at end of period	$30.5	$27.4	$24.0	$24.5

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

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 12—LEASES

        The following table sets forth the future minimum rental payments, by calendar year, required under existing operating leases and digital projector equipment leases payable to DCIP that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2014:

(In thousands)	Minimum operating lease payments
2015	$419,273
2016	428,133
2017	408,851
2018	366,120
2019	328,409
Thereafter	1,542,618

Total minimum payments required	$3,493,404

        As of December 31, 2014, the Company has lease agreements for five theatres with 51 screens which are under construction or development and are expected to open in 2015 and 2016.

        Included in other long-term liabilities as of December 31, 2014 and December 31, 2013 is $120,184,000 and $55,272,000, respectively, of deferred rent representing future minimum rental payments for leases with scheduled rent increases, and $165,073,000 and $194,233,000, respectively, for unfavorable lease liabilities.

        Rent expense is summarized as follows:

(In thousands)	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Minimum rentals	$395,795	$394,937	$126,529	$166,220
Common area expenses	48,159	44,198	12,968	17,591
Percentage rentals based on revenues	11,285	12,693	3,877	5,275

Rent	455,239	451,828	143,374	189,086
General and administrative and other	7,763	13,393	3,940	4,207

Total	$463,002	$465,221	$147,314	$193,293

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

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

participant's age and service as of January 1, 2009. The Company also sponsors a postretirement deferred compensation plan.

        On December 31, 2013, the Company's Board of Directors approved revisions to the Company's Postretirement Medical and Life Insurance Plan effective April 1, 2014 and the changes were communicated to the plan participants. As a result of these revisions, the Company recorded a prior service credit of approximately $15,197,000 through other comprehensive income to be amortized over nine years starting in calendar 2014, based on expected future service of the remaining participants. See Note 21—Subsequent Events for information regarding the resolution to terminate the plan, which was adopted by the Compensation Committee and the Company's Board of Directors on January 12, 2015.

        As a result of the Merger and the application of "push down" accounting, the benefit plans reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed as of the Merger date. At August 31, 2012, the Successor balance recorded in accumulated other comprehensive income was reset to zero.

        The measurement dates used to determine pension and other postretirement benefits were December 31, 2014, December 31, 2013, December 31, 2012, and August 30, 2012.

        Net periodic benefit cost for the plans consists of the following:

	Pension Benefits				Other Benefits
(In thousands)	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Components of net periodic benefit cost:
Service cost	$—	$180	$59	$76	$36	$195	$61	$74
Interest cost	4,609	4,513	1,484	1,962	214	870	306	435
Expected return on plan assets	(5,230)	(4,707)	(1,442)	(1,811)	—	—	—	—
Amortization of net (gain) loss	(1,034)	—	—	899	(348)	(78)	—	88
Amortization of prior service credit	—	—	—	—	(1,665)	—	—	(448)
Settlement	—	—	(15)	—	—	—	—	—

Net periodic benefit cost (credit)	$(1,655)	$(14)	$86	$1,126	$(1,763)	$987	$367	$149

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

        The following table summarizes the changes in other comprehensive income:

	Pension Benefits		Other Benefits
(In thousands)	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013
	(Successor)	(Successor)	(Successor)	(Successor)
Net (gain) loss	$21,641	$(12,537)	$561	$(1,271)
Net prior service credit	—	—	—	(15,197)
Amortization of net gain	1,034	—	348	78
Amortization of prior service credit	—	—	1,665	—
Allocated tax expense (benefit)	(8,843)	8,442	(1,003)	6,782

Total recognized in other comprehensive (income) loss	$13,832	$(4,095)	$1,571	$(9,608)
Net periodic benefit cost (credit)	(1,655)	(14)	(1,763)	987

Total recognized in net periodic benefit cost (credit) and other comprehensive (income) loss	$12,177	$(4,109)	$(192)	$(8,621)

        The following tables set forth the plan's change in benefit obligations and plan assets and the accrued liability for benefit costs included in the Consolidated Balance Sheets:

	Pension Benefits		Other Benefits
(In thousands)	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013
	(Successor)	(Successor)	(Successor)	(Successor)
Change in benefit obligation:
Benefit obligation at beginning of period	$98,883	$109,718	$5,718	$22,765
Service cost	—	180	36	195
Interest cost	4,609	4,513	214	870
Plan participants' contributions	—	—	419	562
Actuarial (gain) loss	23,532	(10,022)	561	(1,271)
Plan amendment	—	—	—	(15,197)
Benefits paid	(2,247)	(5,408)	(1,262)	(2,206)
Administrative expenses	(81)	(98)	—	—
Settlement paid	(7,166)	—	—	—
Settlement gain	(3,575)	—	—	—

Benefit obligation at end of period	$113,955	$98,883	$5,686	$5,718

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

	Pension Benefits		Other Benefits
(In thousands)	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013
	(Successor)	(Successor)	(Successor)	(Successor)
Change in plan assets:
Fair value of plan assets at beginning of period	$73,658	$68,219	$—	$—
Actual return on plan assets gain	3,546	7,223	—	—
Employer contribution	2,714	3,722	843	1,644
Plan participants' contributions	—	—	419	562
Benefits paid	(2,247)	(5,408)	(1,262)	(2,206)
Administrative expense	(81)	(98)	—	—
Settlement paid	(7,166)	—	—	—

Fair value of plan assets at end of period	$70,424	$73,658	$—	$—

Net liability for benefit cost:
Funded status	$(43,531)	$(25,225)	$(5,686)	$(5,718)

	Pension Benefits		Other Benefits
(In thousands)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(Successor)	(Successor)	(Successor)	(Successor)
Amounts recognized in the Balance Sheet:
Accrued expenses and other liabilities	$(152)	$(154)	$(629)	$(612)
Other long-term liabilities	(43,379)	(25,071)	(5,057)	(5,106)

Net liability recognized	$(43,531)	$(25,225)	$(5,686)	$(5,718)

Aggregate accumulated benefit obligation	$(113,955)	$(98,883)	$(5,686)	$(5,718)

        The following table summarizes pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets:

	Pension Benefits
(In thousands)	December 31, 2014	December 31, 2013
	(Successor)	(Successor)
Aggregated accumulated benefit obligation	$(113,955)	$(98,883)
Aggregated projected benefit obligation	(113,955)	(98,883)
Aggregated fair value of plan assets	70,424	73,658

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

        Amounts recognized in accumulated other comprehensive income consist of the following:

	Pension Benefits		Other Benefits
(In thousands)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(Successor)	(Successor)	(Successor)	(Successor)
Net actuarial (gain) loss	$21,641	$(12,537)	$561	$(1,271)
Prior service credit	—	—	—	(15,197)

        Amounts in accumulated other comprehensive income expected to be recognized in components of net periodic pension cost during the calendar year 2015 are as follows:

(In thousands)	Pension Benefits	Other Benefits
Net actuarial (gain) loss	$45	$(284)
Net prior service credit	—	(1,665)

Actuarial Assumptions

        The weighted-average assumptions used to determine benefit obligations are as follows:

	Pension Benefits		Other Benefits
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(Successor)	(Successor)	(Successor)	(Successor)
Discount rate	3.80%	4.73%	3.37%	4.00%
Rate of compensation increase	N/A	N/A	N/A	N/A

        The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits				Other Benefits
	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Discount rate	4.73%	4.17%	3.99%	4.86%	4.00%	3.90%	3.65%	4.42%
Weighted average expected long-term return on plan assets	7.81%	7.27%	7.27%	7.27%	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

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

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

        At the measurement date of December 31, 2014, the Company selected the new RP-2014 Mortality Tables to measure benefit obligations. As a result of using the updated mortality assumptions, the pension and postretirement medical liabilities increased by approximately $6,658,000.

        For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits assumed for 2014 was 7.0% for medical. The rates were assumed to decrease gradually to 5.0% for medical in 2019. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2014 by $60,000 and the aggregate of the service and interest cost components of postretirement expense for calendar year 2014 by $2,000. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement obligation for calendar year 2014 by $88,000 and the aggregate service and interest cost components of postretirement expense for calendar year 2014 by $4,000.

Cash Flows

        The Company does not expect to contribute to the pension plans during the calendar year 2015.

        The following table provides the benefits expected to be paid (inclusive of benefits attributable to estimated future employee service) in each of the next five fiscal years, and in the aggregate for the five years thereafter:

(In thousands)	Pension Benefits	Other Benefits
2015	$2,583	$639
2016	2,720	633
2017	3,973	614
2018	3,664	545
2019	4,493	490
Years 2020-2024	29,648	1,745

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

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

exposures that are customized to the Plan's cash flow benefit needs. The target allocations for plan assets are as follows:

Asset Category	Target Allocation
Fixed(1)	15%
Equity Securities—U.S.	26%
Equity Securities—International	14%
Collective trust fund	25%
Private Real Estate	15%
Commodities broad basket	5%

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

        The fair value of the pension plan assets at December 31, 2014, by asset class is as follows:

		Fair Value Measurements at December 31, 2014 Using
	Total Carrying Value at December 31, 2014
(In thousands)		Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$300	$300	$—	$—
U.S. treasury securities	1,615	1,615	—	—
Equity securities:
U.S. companies	18,513	18,513	—	—
International companies	10,109	10,109	—	—
Bond market fund	9,173	9,173	—	—
Collective trust fund	17,485	—	17,485	—
Commodities broad basket fund	2,918	2,918	—	—
Private real estate	10,311	—	10,311	—

Total assets at fair value	$70,424	$42,628	$27,796	$—

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

        The fair value of the pension plan assets at December 31, 2013, by asset class is as follows:

		Fair Value Measurements at December 31, 2013 Using
	Total Carrying Value at December 31, 2013
(In thousands)		Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$265	$265	$—	$—
U.S. treasury securities	1,557	1,557	—	—
Equity securities:
U.S. companies	19,654	19,654	—	—
International companies	11,281	11,281	—	—
Bond market fund	9,655	9,655	—	—
Collective trust fund	17,958	—	17,958	—
Commodities broad basket fund	3,459	3,459	—	—
Private real estate	9,829	—	9,829	—

Total assets at fair value	$73,658	$45,871	$27,787	$—

Defined Contribution Plan

        The Company sponsors a voluntary 401(k) savings plan covering certain employees age 21 or older and who are not covered by a collective bargaining agreement. Under the Company's 401(k) Savings Plan, the Company matches 100% of each eligible employee's elective contributions up to 3% and 50% of contributions up to 5% of the employee's eligible compensation. The Company's expense under the 401(k) savings plan was $2,696,000, $2,817,000, $1,182,000, and $1,108,000, for the twelve months ended December 31, 2014, the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, and the period March 30, 2012 through August 30, 2012, respectively.

Union-Sponsored Plans

        Certain theatre employees are covered by union-sponsored pension and health and welfare plans. Company contributions into these plans are determined in accordance with provisions of negotiated labor contracts. Contributions aggregated $207,000, $265,000, $80,000, and $109,000, for the twelve months ended December 31, 2014, the twelve months ended December 31, 2013, the period August 31, 2012 through December 31, 2012, the period March 30, 2012 through August 30, 2012, respectively.

        As of both December 31, 2014 and December 31, 2013, the Company's liability related to the collectively bargained multiemployer pension plan withdrawals was immaterial.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

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

        On May 5, 2014, NCM, Inc., the sole manager of NCM LLC, announced that it has entered into an agreement to acquire Screenvision, LLC for $375,000,000, consisting of cash and NCM, Inc. common stock. Consummation of the transaction is subject to regulatory approvals and other customary closing conditions. If NCM, Inc. does not receive this approval or if the closing conditions in the agreement cannot be satisfied, NCM, Inc. may be required to pay a termination fee of approximately $28,800,000. NCM LLC would indemnify NCM, Inc. and bear a pro rata portion of this fee based upon NCM, Inc.'s ownership percentage in NCM LLC, with NCM LLC's founding members bearing the remainder of the fee in accordance with their ownership percentage in NCM LLC. On November 3, 2014, the DOJ filed an antitrust lawsuit seeking to enjoin the proposed acquisition of Screenvision, LLC by NCM, Inc. The Company holds an investment in NCM LLC of 14.96% as of December 31, 2014. As of December 31, 2014, NCM LLC did not have a liability recorded for this termination fee.

NOTE 15—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        The Company has provided reserves for estimated losses from theatres and screens which have been permanently closed and vacant space with no right to future use. As of December 31, 2014, the Company has reserved $52,835,000 for lease terminations which have either not been consummated or paid, related primarily to eight theatres and certain vacant restaurant space. The Company is obligated under long-term lease commitments with remaining terms of up to 13 years for theatres which have been closed. As of December 31, 2014, base rents aggregated approximately $10,082,000 annually and $58,970,000 over the remaining terms of the leases.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 15—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS (Continued)

        A rollforward of reserves for theatre and other closure is as follows:

(In thousands)	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Beginning balance	$55,163	$61,344	$62,935	$65,471
Theatre and other closure expense—continuing operations	9,346	5,823	2,381	4,191
Theatre and other closure expense—discontinued operations	—	—	—	7,562
Transfer of assets and liabilities	2,439	(53)	994	(697)
Foreign currency translation adjustment	(1,822)	(286)	405	(38)
Cash payments	(12,291)	(11,665)	(5,371)	(13,554)

Ending balance	$52,835	$55,163	$61,344	$62,935

        During the twelve months ended December 31, 2014 and December 31, 2013, the Company recognized theatre and other closure expense of $9,346,000 and $5,823,000, respectively. The increase was primarily due to the permanent closure of one theatre with 13 screens in Canada in May 2014. Theatre and other closure expense also includes the accretion on previously closed properties with remaining lease obligations.

        During the period of August 31, 2012 through December 31, 2012 and the period of March 30, 2012 through August 30, 2012, the Company recognized theatre and other closure expense of $2,381,000 and $4,191,000, respectively, primarily related to the early termination of a lease agreement and accretion on previously closed properties with remaining lease obligations. The Company closed one theatre with 20 screens located in Canada and paid the landlord $7,562,000 to terminate the lease agreement during the period March 30, 2012 through August 30, 2012. See Note 4—Discontinued Operations for additional information.

        In the accompanying Consolidated Balance Sheets, the current portion of the theatre and other closure ending balance is included with accrued expenses and other liabilities and the long-term portion of the theatre and other closure ending balance is included with other long-term liabilities. See Note 8—Supplemental Balance Sheet Information for further information.

        Theatre and other closure reserves for leases that have not been terminated were recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance. As of December 31, 2014, the future lease obligations are discounted at annual rates ranging from 6.0% to 9.0%.

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

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 16—FAIR VALUE MEASUREMENTS (Continued)

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

        Recurring Fair Value Measurements.    The following table summarizes the fair value hierarchy of the Company's financial assets carried at fair value on a recurring basis as of December 31, 2014:

		Fair Value Measurements at December 31, 2014 Using
	Total Carrying Value at December 31, 2014
(In thousands)		Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Other long-term assets:
Money market mutual funds	$224	$224	$—	$—
Equity securities, available-for-sale:
RealD Inc. common stock	14,429	14,429	—	—
Mutual fund large U.S. equity	2,879	2,879	—	—
Mutual fund small/mid U.S. equity	1,558	1,558	—	—
Mutual fund international	717	717	—	—
Mutual fund balance	760	760	—	—
Mutual fund fixed income	541	541	—	—

Total assets at fair value	$21,108	$21,108	$—	$—

        The following table summarizes the fair value hierarchy of the Company's financial assets carried at fair value on a recurring basis as of December 31, 2013:

		Fair Value Measurements at December 31, 2013 Using
	Total Carrying Value at December 31, 2013
(In thousands)		Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Other long-term assets:
Money market mutual funds	$84	$84	$—	$—
Equity securities, available-for-sale:
RealD Inc. common stock	10,442	10,442	—	—
Mutual fund large U.S. equity	2,563	2,563	—	—
Mutual fund small/mid U.S. equity	982	982	—	—
Mutual fund international	503	503	—	—
Mutual fund balance	456	456	—	—
Mutual fund fixed income	351	351	—	—

Total assets at fair value	$15,381	$15,381	$—	$—

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 16—FAIR VALUE MEASUREMENTS (Continued)

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

        Nonrecurring Fair Value Measurements.    The following table summarizes the fair value hierarchy of the Company's assets that were measured at fair value on a nonrecurring basis at December 31, 2014:

		Fair Value Measurements at December 31, 2014 Using
	Total Carrying Value at December 31, 2014
(In thousands)		Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Losses
Property, net:
Property owned, net	$2,342	$—	$—	$2,342	$3,149

        In accordance with the provisions of the impairment of long-lived assets subsections of ASC 360-10, long-lived assets held and used that were considered impaired were written down to their fair value at December 31, 2014 of $3,149,000. During calendar 2013, the Company recognized non-cash impairment losses of $1,370,000 related to a marketable equity security when it was determined that its decline in value was other than temporary. During the successor period of August 31, 2012 through December 31, 2012, the Company did not record any nonrecurring fair value measurements. See Note 2—Merger, for information regarding the Company's assets and liabilities that were measured at fair value on a nonrecurring basis due to the Merger on August 30, 2012.

        Other Fair Value Measurement Disclosures.    The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at December 31, 2014 Using
	Total Carrying Value at December 31, 2014
(In thousands)		Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current Maturities of Corporate Borrowings	$15,873	$—	$14,390	$1,389
Corporate Borrowings	1,775,132	—	1,765,678	5,555

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 16—FAIR VALUE MEASUREMENTS (Continued)

		Fair Value Measurements at December 31, 2013 Using
	Total Carrying Value at December 31, 2013
(In thousands)		Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current Maturities of Corporate Borrowings	$9,139	$—	$7,779	$1,389
Corporate Borrowings	2,069,672	—	2,090,332	6,944

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

        Information about the Company's revenues from continuing operations and assets by geographic area is as follows:

Revenues (In thousands)	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
United States	$2,688,230	$2,741,717	$808,378	$1,202,179
Other	7,160	7,711	3,114	3,893

Total revenues	$2,695,390	$2,749,428	$811,492	$1,206,072

Long-term assets, net (In thousands)	December 31, 2014	December 31, 2013
	(Successor)	(Successor)
United States	$4,253,750	$4,202,347
Other	243	854

Total long-term assets(1)	$4,253,993	$4,203,201

(1)
Long-term assets are comprised of property, intangible assets, goodwill, deferred income tax assets and other long-term assets.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 18—ACCUMULATED OTHER COMPREHENSIVE INCOME

        The following table presents the changes in accumulated other comprehensive income by component, net of tax:

(In thousands)	Foreign Currency	Pension and Other Benefits (recorded in General and Administrative: Other)	Unrealized Gains on Marketable Securities (recorded in Investment Expense (Income))	Unrealized Gain from Equity Method Investees' Cash Flow Hedge (recorded in Equity in Earnings of Non-consolidated Entities)	Total
					(Successor)
Balance, December 31, 2013	$(351)	$20,967	$1,216	$2,372	$24,204

Other comprehensive income (loss) before reclassifications	978	(13,543)	2,627	(59)	(9,997)
Amounts reclassified from accumulated other comprehensive income	—	(1,860)	(31)	528	(1,363)

Net other comprehensive income (loss)	978	(15,403)	2,596	469	(11,360)

Balance, December 31, 2014	$627	$5,564	$3,812	$2,841	$12,844

Allocated tax (expense) benefit 2014	$(625)	$9,846	$(1,657)	$(300)	$7,264

(In thousands)	Foreign Currency	Pension and Other Benefits (recorded in General and Administrative: Other)	Unrealized Gains on Marketable Securities (recorded in Investment Expense (Income))	Unrealized Gain from Equity Method Investees' Cash Flow Hedge (recorded in Equity in Earnings of Non-consolidated Entities)	Total
					(Successor)
Balance, December 31, 2012	$(530)	$7,264	$1,913	$797	$9,444

Other comprehensive income (loss) before reclassifications	179	13,781	(1,622)	2,085	14,423
Amounts reclassified from accumulated other comprehensive income	—	(78)	925	(510)	337

Net other comprehensive income (loss)	179	13,703	(697)	1,575	14,760

Balance, December 31, 2013	$(351)	$20,967	$1,216	$2,372	$24,204

Allocated tax (expense) benefit 2013	$—	$15,224	$(1,081)	$1,389	$15,532

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

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

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS—PARENT ONLY

	Calendar 2014	Calendar 2013	Transition Period
(In thousands)	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	From Inception August 31, 2012 Through December 31, 2012	March 30, 2012 through August 30, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Operating costs and expenses
General and administrative:
Merger, acquisition and transaction costs	$—	$—	$—	$4,245
Other	—	—	—	(2)

Operating costs and expenses	—	—	—	4,243

Other expense (income)
Equity in (earnings) loss of AMC Entertainment Inc.	(64,080)	(364,400)	42,670	(94,400)
Other expense	—	—	—	—
Interest expense:
Corporate borrowings	—	—	—	—
Investment expense (income)	—	—	—	—

Total other expense (income)	(64,080)	(364,400)	42,670	(94,400)

Earnings (loss) before income taxes	64,080	364,400	(42,670)	90,157
Income tax provision	—	—	—	—

Net earnings (loss)	$64,080	$364,400	$(42,670)	$90,157

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS—PARENT ONLY

(In thousands, except share data)	December 31, 2014	December 31, 2013
	(Successor)	(Successor)
ASSETS
Current assets:
Cash and equivalents	$2,051	$2,143

Total current assets	2,051	2,143
Goodwill	(2,143)	(2,143)
Deferred tax asset	27	—
Investment in AMC Entertainment Inc.	1,514,223	1,508,939

Total assets	$1,514,158	$1,508,939

LIABILITIES AND STOCKHOLDERS' EQUITY
Total liabilities	$—	$—
Class A common stock (temporary equity) ($.01 par value, 173,150 shares issued and 136,381 shares outstanding as of December 31, 2014; 173,150 shares issued and 140,466 shares outstanding as of December 31, 2013)	1,426	1,469

Stockholders' equity:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 21,423,839 shares issued and outstanding as of December 31, 2014; 21,412,804 shares issued and outstanding as of December 31, 2013)	214	214
Class B common stock ($.01 par value, 75,826,927 shares authorized; 75,826,927 shares issued and outstanding as of December 31, 2014 and December 31, 2013)	758	758
Additional paid-in capital	1,172,515	1,161,152
Treasury stock (36,769 shares as of December 31, 2014 and 32,684 shares as of December 31, 2013, at cost)	(680)	(588)
Accumulated other comprehensive income	12,844	24,204
Accumulated earnings	327,081	321,730

Total stockholders' equity	1,512,732	1,507,470

Total liabilities and stockholders' equity	$1,514,158	$1,508,939

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS—PARENT ONLY

	Calendar 2014	Calendar 2013	Transition Period
(In thousands)	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net earnings (loss)	$64,080	$364,400	$(42,670)	$90,157
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Deferred income taxes	27	—	—	—
Equity in in (earnings) loss of AMC Entertainment Inc.	(64,080)	(364,400)	42,670	(94,400)
Net change in operating activities:
Receivables and other assets	—	—	—	1,118
Accrued expenses and other liabilities	(27)	—	—	—

Net cash used in operating activities	—	—	—	(3,125)

Cash flows from investing activities:
Net cash provided by investing activities	—	—	—	—

Cash flows from financing activities:
Purchase of treasury stock	(92)	—	—	—

Net cash used in financing activities	(92)	—	—	—

Net decrease in cash and equivalents	(92)	—	—	(3,125)
Cash and equivalents at beginning of period	2,143	2,143	2,143	5,268

Cash and equivalents at end of period	$2,051	$2,143	$2,143	$2,143

AMC ENTERTAINMENT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

AMC ENTERTAINMENT HOLDINGS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY—PARENT ONLY

	Class A-1 Voting Common Stock		Class A-2 Voting Common Stock		Class N Nonvoting Common Stock		Class L-1 Voting Common Stock		Class L-2 Voting Common Stock
													Accumulated Other Comprehensive Income (Loss)
											Additional Paid-in Capital	Treasury Stock		Accumulated Earnings (Deficit)	Total Stockholders' Equity
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Predecessor
Balance March 29, 2012	382,475.00000	$4	382,475.00000	$4	2,021.01696	$—	256,085.61252	$3	256,085.61252	$3	$673,325	$(2,596)	$(20,203)	$(492,939)	$157,601
Net earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	90,157	90,157
Comprehensive earnings	—	—	—	—	—	—	—	—	—	—	—	—	9,034	—	9,034
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	830	—	—	—	830

Balance August 30, 2012	382,475.00000	$4	382,475.00000	$4	2,021.01696	$—	256,085.61252	$3	256,085.61252	$3	$674,155	$(2,596)	$(11,169)	$(402,782)	$257,622

	Class A Voting Common Stock		Class B Voting Common Stock
							Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Successor
Balance August 30, 2012
Net loss	—	$—	—	$—	$—	$—	$—	$(42,670)	$(42,670)
Other comprehensive income	—	—	—	—	—	—	9,444	—	9,444
Merger consideration	—	—	66,252,108	662	699,338	—	—	—	700,000
Capital contributions	—	—	9,574,819	96	99,904	—	—	—	100,000

Balance December 31, 2012	—	—	75,826,927	758	799,242	—	9,444	(42,670)	766,774
Net earnings	—	—	—	—	—	—	—	364,400	364,400
Other comprehensive income	—	—	—	—	—	—	14,760	—	14,760
Net proceeds from IPO	21,052,632	211	—	—	355,088	—	—	—	355,299
Stock-based compensation	360,172	3	—	—	6,480	—	—	—	6,483
Purchase shares for treasury	—	—	—	—	342	(588)	—	—	(246)

Balance December 31, 2013	21,412,804	214	75,826,927	758	1,161,152	(588)	24,204	321,730	1,507,470
Net earnings	—	—	—	—	—	—	—	64,080	64,080
Other comprehensive loss	—	—	—	—	—	—	(11,360)	—	(11,360)
Dividends declared	—	—	—	—	27	—	—	(58,729)	(58,702)
Stock-based compensation	11,035	—	—	—	11,293	—	—	—	11,293
Purchase shares for treasury	—	—	—	—	43	(92)	—	—	(49)

Balance December 31, 2014	21,423,839	$214	75,826,927	$758	$1,172,515	$(680)	$12,844	$327,081	$1,512,732

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

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

Control Arrangement

        Wanda, through its stock ownership, has the ability to control the Company's affairs and policies and the election of directors and appointment of management. See Note 10—Stockholders' Equity for related party transactions with Wanda.

Non Consolidated Affiliates

        See Note 7—Investments for transactions with non-consolidated affiliates.

NOTE 21—SUBSEQUENT EVENTS

        On February 3, 2015, Holdings' Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on March 23, 2015 to stockholders of record on March 9, 2015.

        On January 12, 2015, the Compensation Committee and all of the Board of Directors of AMC Entertainment Holdings, Inc. adopted resolutions to terminate the AMC Postretirement Medical Plan with a targeted effective date of March 31, 2015. On January 23, 2015, the Company notified eligible associates that their retiree medical coverage under the plan will terminate after March 31, 2015. Payments to eligible associates will be in the amount of approximately $4,300,000 with a targeted payment date of March 31, 2015. The Company anticipates it will record gains including unrecognized prior service credits and actuarial gains recorded in accumulated other comprehensive income related to the termination and settlement of the plan during the first quarter of 2015.

NOTE 22—EARNINGS PER SHARE

        Basic earnings per share is computed by dividing net earnings from continuing operations by the weighted-average number of common shares outstanding. Diluted earnings per share includes the effects of contingently issuable RSUs and PSUs, if dilutive.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 22—EARNINGS PER SHARE (Continued)

        The following table sets forth the computation of basic and diluted earnings from continuing operations per common share:

(In thousands)	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	From Inception August 31, 2012 Through December 31, 2012	March 30, 2012 Through August 30, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Numerator:
Earnings (loss) from continuing operations	$63,767	$363,104	$(41,982)	$55,004
Denominator (shares in thousands):
Weighted average shares for basic earnings (loss) per common share	97,506	76,527	74,988	63,335
Common equivalent shares for restricted stock units	194	—	—	—
Common equivalent shares for stock options	—	—	—	380

Shares for diluted earnings per common share	97,700	76,527	74,988	63,715

Basic earnings (loss) from continuing operations per common share	$0.65	$4.74	$(0.56)	$0.87

Diluted earnings (loss) from continuing operations per common share	$0.65	$4.74	$(0.56)	$0.86

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

        There were no outstanding options to purchase common shares during the Successor period.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 23—SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS BY QUARTER

(In thousands)	3 Months Ended March 31, 2014	3 Months Ended March 31, 2013	3 Months Ended June 30, 2014	3 Months Ended June 30, 2013	3 Months Ended September 30, 2014	3 Months Ended September 30, 2013	3 Months Ended December 31, 2014	3 Months Ended December 31, 2013	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013
	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)
Revenues
Admissions	$409,020	$382,884	$478,667	$515,306	$417,448	$466,988	$460,253	$482,149	$1,765,388	$1,847,327
Food and beverage	181,764	167,937	211,597	219,477	189,065	201,612	215,309	197,886	797,735	786,912
Other revenue	31,974	26,981	36,309	27,882	27,391	27,384	36,593	32,942	132,267	115,189

Total revenues	622,758	577,802	726,573	762,665	633,904	695,984	712,155	712,977	2,695,390	2,749,428

Operating Costs and Expenses
Film exhibition costs	212,100	191,324	257,220	285,395	220,608	242,006	244,318	258,187	934,246	976,912
Food and beverage costs	25,123	23,198	30,341	30,550	27,209	26,284	29,318	27,293	111,991	107,325
Operating expense	179,693	164,210	189,283	187,219	177,949	182,630	186,413	192,582	733,338	726,641
Rent	114,944	113,806	113,861	113,542	112,258	111,865	114,176	112,615	455,239	451,828
General and administrative:
Merger, acquisition and transactions costs	362	947	572	706	78	299	149	931	1,161	2,883
Other(1)	18,220	16,313	15,149	17,034	12,961	26,450	18,543	37,491	64,873	97,288
Depreciation and amortization	54,777	48,462	51,750	50,370	54,327	48,603	55,467	50,102	216,321	197,537
Impairment of long-lived assets	—	—	—	—	—	—	3,149	—	3,149	—

Operating costs and expenses	605,219	558,260	658,176	684,816	605,390	638,137	651,533	679,201	2,520,318	2,560,414

Operating income (loss)	17,539	19,542	68,397	77,849	28,514	57,847	60,622	33,776	175,072	189,014
Other expense (income)
Other expense (income)(2)	(4,229)	—	(4,157)	(294)	(11)	110	53	(1,231)	(8,344)	(1,415)
Interest expense:
Corporate borrowings	29,658	33,173	27,989	32,310	26,897	32,221	26,528	32,259	111,072	129,963
Capital and financing lease obligations	2,525	2,671	2,486	2,637	2,448	2,606	2,408	2,350	9,867	10,264
Equity in (earnings) losses of non-consolidated entities(3)	5,384	(546)	(9,597)	(23,274)	(13,087)	(14,323)	(9,315)	(9,292)	(26,615)	(47,435)
Investment expense (income)	(7,857)	(3,619)	172	282	181	(69)	(641)	1,322	(8,145)	(2,084)

Total other expense	25,481	31,679	16,893	11,661	16,428	20,545	19,033	25,408	77,835	89,293

Earnings (loss) from continuing operations before income taxes	(7,942)	(12,137)	51,504	66,188	12,086	37,302	41,589	8,368	97,237	99,721
Income tax provision (benefit)(4)	(3,100)	3,100	20,090	4,330	4,710	3,430	11,770	(274,243)	33,470	(263,383)

Earnings (loss) from continuing operations	(4,842)	(15,237)	31,414	61,858	7,376	33,872	29,819	282,611	63,767	363,104
Earnings (loss) from discontinued operations, net of income taxes(5)	334	4,979	(21)	(282)	—	(407)	—	(2,994)	313	1,296

Net earnings (loss)	$(4,508)	$(10,258)	$31,393	$61,576	$7,376	$33,465	$29,819	$279,617	$64,080	$364,400

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2014, December 31, 2013, and December 2012

NOTE 23—SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS BY QUARTER (Continued)

(In thousands, except per share data)	3 Months Ended March 31, 2014	3 Months Ended March 31, 2013	3 Months Ended June 30, 2014	3 Months Ended June 30, 2013	3 Months Ended September 30, 2014	3 Months Ended September 30, 2013	3 Months Ended December 31, 2014	3 Months Ended December 31, 2013	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013
	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.05)	$(0.20)	$0.32	$0.81	$0.08	$0.45	$0.31	$3.62	$0.65	$4.74
Earnings (loss) from discontinued operations	—	0.07	—	—	—	(0.01)	—	(0.04)	0.01	0.02

Basic earnings (loss) per share	$(0.05)	$(0.13)	$0.32	$0.81	$0.08	$0.44	$0.31	$3.58	$0.66	$4.76

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.05)	$(0.20)	$0.32	$0.81	$0.08	$0.45	$0.30	$3.62	$0.65	$4.74
Earnings (loss) from discontinued operations	—	0.07	—	—	—	(0.01)	—	(0.04)	0.01	0.02

Diluted earnings (loss) per share	$(0.05)	$(0.13)	$0.32	$0.81	$0.08	$0.44	$0.30	$3.58	$0.66	$4.76

Average shares outstanding
Basic	97,390	76,000	97,507	76,000	97,506	76,000	97,506	78,092	97,506	76,527

Diluted	97,390	76,000	97,628	76,000	97,628	76,000	97,865	78,092	97,700	76,527

(1)
During the twelve months ended December 31, 2014, other general and administrative expense decreased compared to the twelve months ended December 31, 2013, primarily due to decreases related to a discontinued cash-based management profit sharing plan, annual incentive compensation expense related to declines in operating performance, net periodic benefit costs for the pension and postretirement medical plans, legal expenses, expenses related to abandoned projects, and theatre support center rent.

(2)
Other income for the twelve months ended December 31, 2014 was primarily due to a gain on extinguishment of indebtedness related to the cash tender offer and redemption of the Notes due 2019 of $8,544,000, partially offset by other expenses of $158,000.

(3)
The decrease in equity in earnings of non-consolidated entities during the twelve months ended December 31, 2014 compared to the twelve months ended December 31, 2013, was primarily due to increases in equity in losses from Open Road Releasing, LLC and decreases in equity in earnings from NCM, partially offset by increases in equity in earnings from DCIP. See Note 7—Investments for additional information

(4)
During the twelve months ended December 31, 2013, the Company reversed its recorded valuation allowance for deferred tax assets. The Company generated sufficient earnings in the United States federal and state tax jurisdictions where it had recorded valuation allowances to conclude that it did not need valuation allowances in these tax jurisdictions. This reversal is reflected as a non cash income tax benefit recorded during the twelve months ended December 31, 2013. See Note 11—Income Taxes for additional information.

(5)
During the twelve months ended December 31, 2013, the Company received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada. The sales price adjustment was related to tax attributes of the theatres sold in Canada which were not determinable or probable of collection at the date of the sale. The earnings from discontinued operations were partially offset by income taxes, legal and professional fees, and contractual repairs and maintenance expenses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
National CineMedia, LLC
Centennial, Colorado

        We have audited the accompanying balance sheets of National CineMedia, LLC as of January 1, 2015 and December 26, 2013, and the related statements of income, comprehensive income, members' equity/ (deficit), and cash flows for the years ended January 1, 2015, December 26, 2013 and December 27, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such financial statements present fairly, in all material respects, the financial position of National CineMedia, LLC as of January 1, 2015 and December 26, 2013, and the results of its operations and its cash flows for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Denver, Colorado
March 9, 2015

NATIONAL CINEMEDIA, LLC

BALANCE SHEETS

(In millions)

	January 1, 2015	December 26, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10.2	$13.3
Receivables, net of allowance of $4.3 and $5.7, respectively	116.5	120.4
Prepaid expenses	3.3	2.9
Prepaid administrative fees to managing member	0.7	0.8
Current portion of notes receivable—founding members	4.2	4.2

Total current assets	134.9	141.6
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $72.9 and $69.5, respectively	22.4	25.6
Intangible assets, net of accumulated amortization of $69.3 and $48.7, respectively	488.6	492.0
Debt issuance costs, net of accumulated amortization of $17.8 and $15.0, respectively	15.5	17.7
Long-term notes receivable, net of current portion—founding members	16.6	20.8
Other investments (including $1.3 and $1.1 with related parties, respectively)	2.5	1.1
Other assets	0.6	0.4

Total non-current assets	546.2	557.6

TOTAL ASSETS	$681.1	$699.2

LIABILITIES AND MEMBERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	34.9	30.1
Amounts due to managing member	23.6	24.6
Accrued expenses	19.0	19.4
Accrued payroll and related expenses	9.0	11.5
Accounts payable (including $1.0 and $0.8 to related party affiliates, respectively)	11.5	18.1
Deferred revenue	8.5	4.7
Current portion of long-term debt	—	14.0

Total current liabilities	106.5	122.4
NON-CURRENT LIABILITIES:
Long-term debt	892.0	876.0

Total non-current liabilities	892.0	876.0

Total liabilities	998.5	998.4

COMMITMENTS AND CONTINGENCIES (NOTE 11)
MEMBERS' DEFICIT (including accumulated other comprehensive loss of $1.6 and $11.6 million, respectively)	(317.4)	(299.2)

TOTAL LIABILITIES AND EQUITY/DEFICIT	$681.1	$699.2

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF INCOME

(In millions)

	Years Ended
	January 1, 2015	December 26, 2013	December 27, 2012
REVENUE:
Advertising (including revenue from founding members of $38.7, $41.6 and $39.9, respectively)	$394.0	$426.3	$409.5
Fathom Events	—	36.5	39.3

Total	394.0	462.8	448.8

OPERATING EXPENSES:
Advertising operating costs (including $3.7, $3.6 and $4.2 to related parties, respectively)	26.4	29.0	31.3
Fathom Events operating costs (including $0.0, $5.3 and $5.9 to founding members, respectively)	—	25.5	29.0
Network costs	18.3	18.7	18.9
Theatre access fees—founding members	70.6	69.4	64.5
Selling and marketing costs (including $0.9, $1.4 and $1.1 to founding members, respectively)	57.6	61.5	60.5
Administrative and other costs	19.3	20.1	20.3
Administrative fee—managing member	10.2	10.0	12.1
Depreciation and amortization	32.4	26.6	20.4

Total	234.8	260.8	257.0

OPERATING INCOME	159.2	202.0	191.8

NON-OPERATING EXPENSES:
Interest on borrowings	52.6	51.6	56.7
Interest income	(1.3)	(0.1)	—
Change in derivative fair value	—	—	(3.0)
Amortization of terminated derivatives	10.0	10.3	4.0
Impairment of investment	—	0.8	—
Loss on swap terminations	—	—	26.7
Gain on sale of Fathom Events to founding members	—	(25.4)	—
Other non-operating expense	0.8	1.2	5.8

Total	62.1	38.4	90.2

INCOME BEFORE INCOME TAXES	97.1	163.6	101.6

Income tax expense	0.8	0.7	0.6

NET INCOME	$96.3	$162.9	$101.0

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended
	January 1, 2015	December 26, 2013	December 27, 2012
NET INCOME, NET OF TAX OF $0.8, $0.7 AND $0.6, RESPECTIVELY	$96.3	$162.9	$101.0
OTHER COMPREHENSIVE INCOME:
Amortization of terminated derivatives	10.0	10.3	4.0
Net unrealized gain on cash flow hedges	—	—	31.1

COMPREHENSIVE INCOME	$106.3	$173.2	$136.1

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF MEMBERS' EQUITY/ (DEFICIT)

(In millions, except unit amounts)

	Units	Amount
Balance—December 29, 2011	110,814,569	$(527.5)
Capital contribution from managing member	551,654	2.3
Distribution to managing member	—	(72.7)
Distribution to founding members	—	(76.8)
Units issued for purchase of intangible asset	651,612	10.1
Comprehensive income	—	136.1
Share-based compensation expense/capitalized	—	4.3

Balance—December 27, 2012	112,017,835	$(524.2)

Capital contribution from managing member	1,732,878	20.3
Distribution to managing member	—	(89.5)
Distribution to founding members	—	(103.9)
Units issued for purchase of intangible asset	13,224,092	221.6
Comprehensive income	—	173.2
Share-based compensation expense/capitalized	—	3.3

Balance—December 26, 2013	126,974,805	$(299.2)

Capital contribution from managing member	231,789	0.8
Distribution to managing member	—	(67.0)
Distribution to founding members	—	(79.4)
Units issued for purchase of intangible asset	1,087,911	16.4
Comprehensive income	—	106.3
Share-based compensation expense/capitalized	—	4.7

Balance—January 1, 2015	128,294,505	$(317.4)

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended
	January 1, 2015	December 26, 2013	December 27, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$96.3	$162.9	$101.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.4	26.6	20.4
Non-cash share-based compensation	4.6	3.2	4.3
Net unrealized gain on hedging transactions	—	—	(3.0)
Impairment of investment	—	0.8	—
Amortization of terminated derivatives	10.0	10.3	4.0
Amortization of debt issuance costs	2.8	2.8	2.4
Equity in earnings of non-consolidated entities	(0.2)	—	—
Write-off of debt issuance costs and other non-operating items	—	1.2	5.9
Loss on swap terminations	—	—	26.7
Gain on sale of Fathom Events	—	(26.0)	—
Payment for swap terminations	—	—	(63.4)
Changes in operating assets and liabilities:
Receivables, net	2.7	(22.0)	(2.5)
Accounts payable and accrued expenses	(9.1)	6.9	3.5
Amounts due to founding members and managing member	0.8	3.5	(5.0)
Other, net	3.1	(1.7)	2.9

Net cash provided by operating activities	143.4	168.5	97.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8.7)	(10.1)	(10.4)
Payment from founding members for intangible assets	—	—	0.2
Purchases of intangible assets from network affiliates	(3.0)	(8.9)	(7.2)
Proceeds from note receivable—founding members	4.2	—	—

Net cash used in investing activities	(7.5)	(19.0)	(17.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	138.0	59.0	546.0
Repayments of borrowings	(136.0)	(48.0)	(461.0)
Payment of debt issuance costs	(0.6)	(3.4)	(14.0)
Founding member integration payments	2.1	2.1	—
Distributions to founding members and managing member	(143.3)	(176.6)	(151.9)
Unit settlement for share-based compensation	0.8	20.3	2.3

Net cash used in financing activities	(139.0)	(146.6)	(78.6)

CHANGE IN CASH AND CASH EQUIVALENTS	(3.1)	2.9	1.2
CASH AND CASH EQUIVALENTS:
Beginning of period	13.3	10.4	9.2

End of period	$10.2	$13.3	$10.4

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS (Continued)

(In millions)

	Years Ended
	January 1, 2015	December 26, 2013	December 27, 2012
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$16.4	$221.6	$10.1
Accrued distributions to founding members and managing member	$60.6	$57.5	$40.7
Operating segment sold under notes receivable	$—	$25.0	$—
Increase in cost and equity method investments	$1.2	$0.3	$0.6
Write-off of property and equipment included in accrued expenses	$(0.4)	$—	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$49.9	$49.3	$50.7
Cash paid for income taxes, net of refunds	$—	$0.1	$0.6

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        National CineMedia, LLC ("NCM LLC", "the Company" or "we") commenced operations on April 1, 2005 and is owned by National CineMedia, Inc. ("NCM, Inc.", "manager" or "managing member"), American Multi-Cinema, Inc. and AMC ShowPlace Theatres, Inc. ("AMC"), wholly owned subsidiaries of AMC Entertainment, Inc. ("AMCE"), Regal Cinemas, Inc. and Regal CineMedia Holdings, LLC, wholly owned subsidiaries of Regal Entertainment Group ("Regal") and Cinemark Media, Inc. and Cinemark USA, Inc., wholly owned subsidiaries of Cinemark Holdings, Inc. ("Cinemark"). NCM LLC operates the largest digital in-theatre network in North America, allowing NCM LLC to sell advertising (the "Services") under long-term exhibitor services agreements ("ESAs") with AMC, Regal and Cinemark. AMC, Regal and Cinemark and their affiliates are referred to in this document as "founding members". NCM LLC also provides the Services to certain third-party theatre circuits under long-term network affiliate agreements referred to in this document as "network affiliates", which have terms from three to twenty years.

        As of January 1, 2015, the Company had 128,294,505 common membership units outstanding, of which 58,750,926 (45.8%) were owned by NCM, Inc., 25,792,942 (20.1%) were owned by Regal, 24,556,136 (19.1%) were owned by Cinemark, and 19,194,501 (15.0%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

  Recent Transactions

        On December 26, 2013, the Company sold its Fathom Events business to a newly formed limited liability company owned 32% by each of the founding members and 4% by NCM LLC, as described further in Note 2—Divestiture.

        On May 5, 2014, NCM, Inc. entered into the Merger Agreement to merge with Screenvision for $375 million, consisting of $225 million in cash and $150 million of NCM, Inc. common stock (9,900,990 shares based on a price of $15.15 per share). The merger consideration is subject to adjustment based upon Screenvision's Adjusted EBITDA for the twelve months ended April 30, 2014, which resulted in no adjustment and is subject to adjustment based upon Screenvision's positive working capital at closing up to a maximum of $10 million. On November 3, 2014, the DOJ filed the DOJ Action. A trial date has been scheduled for April 13, 2015. Following the merger, NCM, Inc. will evaluate whether to contribute the Screenvision assets to NCM LLC. Although it is under no obligation to do so, upon approval of NCM, Inc.'s Board of Directors and the founding members, NCM, Inc. may contribute Screenvision assets and NCM, Inc. debt to NCM LLC in exchange for 9,900,990 NCM LLC membership units. NCM, Inc. has secured a commitment from a group of financial institutions for a $250 million term loan to finance the $225 million portion of the merger consideration that will be paid in cash, along with fees and expenses incurred in connection with the term loan and the merger. In addition, NCM LLC amended its senior secured credit facility to allow for the contribution of the Screenvision assets and NCM, Inc. debt to NCM LLC following the closing of the merger. The Commitment Letter and NCM LLC senior secured credit facility amendments expire on April 1, 2015. The Company is working with the merger financing bank group to extend the merger financing commitments to accommodate the litigation process.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Basis of Presentation

        The Company has prepared its financial statements and related notes of NCM LLC in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC").

        As a result of the various related-party agreements discussed in Note 7—Related Party Transactions, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.

        Estimates—The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the reserve for uncollectible accounts receivable, share-based compensation and interest rate swaps. Actual results could differ from those estimates.

  Significant Accounting Policies

        Accounting Period—The Company has a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal year 2014 contained 53 weeks. Fiscal years 2013 and 2012 contained 52 weeks. Throughout this document, the fiscal years are referred to as set forth below:

Fiscal Year Ended	Reference in this Document
January 1, 2015	2014
December 26, 2013	2013
December 27, 2012	2012

        Segment Reporting—Advertising is the principal business activity of the Company and is the Company's only reportable segment under the requirements of ASC 280—Segment Reporting. Fathom Events (prior to its sale) was an operating segment under ASC 280. The Company does not evaluate its segments on a fully allocated cost basis, nor does the Company track segment assets separately. As such, the results are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis. The Company cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses. Refer to Note 14—Segment Reporting.

        Revenue Recognition—The Company derives revenue principally from the advertising business, which includes on-screen and lobby network (LEN) advertising and lobby promotions and advertising on entertainment websites and mobile applications owned by the Company and other companies. Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price is fixed and determinable and collectability is reasonably assured. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.

        On-screen advertising consists of national and local advertising. National advertising is sold on a cost per thousand ("CPM") basis, while local and regional advertising is sold on a per-screen, per-week

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

basis. The Company recognizes national advertising as impressions (or theatre attendees) are delivered and recognizes local on-screen advertising revenue during the period in which the advertising airs. The Company recognizes revenue derived from lobby network and promotions when the advertising is displayed in theatre lobbies and recognizes revenue from branded entertainment websites and mobile applications when the online or mobile impressions are served. The Company may make contractual guarantees to deliver a specified number of impressions to view the customers' advertising. If those contracted number of impressions are not delivered, the Company will run additional advertising to deliver the contracted impressions at a later date. The deferred portion of the revenue associated with the undelivered impressions is referred to as a make-good provision. In rare cases, the Company will make a cash refund of the portion of the contract related to the undelivered impressions. The Company defers the revenue associated with the make-good until the advertising airs to the theatre attendance specified in the advertising contract. The make-good provision is recorded within accrued expenses in the Balance Sheets. The Company records deferred revenue when cash payments are received, or invoices are issued, in advance of revenue being earned and is classified as a current liability as it is expected to be earned within the next twelve months. Fathom Events revenue was recognized in the period in which the event was held.

        Barter Transactions—The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities. The Company records barter transactions at the estimated fair value of the advertising exchanged based on fair value received for similar advertising from cash paying customers. Revenues for advertising barter transactions are recognized when advertising is provided, and products and services received are charged to expense when used. The Company limits the use of such barter transactions to necessary items and services for which it would otherwise have paid cash. Any timing differences between the delivery of the bartered revenue and the use of the bartered expense products and services are recorded through accounts receivable. Revenue from barter transactions for the years ended January 1, 2015, December 26, 2013 and December 27, 2012 was $1.3 million, $1.9 million and $3.0 million, respectively. Expense recorded from barter transactions for the years ended January 1, 2015, December 26, 2013 and December 27, 2012 was $1.2 million, $2.9 million and $1.3 million, respectively.

        Operating Costs—Advertising-related operating costs primarily include personnel and other costs related to advertising fulfillment, payments due to unaffiliated theatre circuits under the network affiliate agreements, and to a lesser extent, production costs of non-digital advertising.

        Fathom Events operating costs include revenue share under the ESAs to the founding members and revenue share to affiliate theatres under separate agreements, payments to event content producers and other direct costs of the meeting or event, including equipment rental, catering and movie tickets acquired primarily from the founding members.

        Payment to the founding members of a theatre access fee is comprised of a payment per theatre attendee, a payment per digital screen and a payment per digital cinema projector equipped in the theatres, all of which escalate over time. Refer to Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

        Network costs include personnel, satellite bandwidth, repairs, and other costs of maintaining and operating the digital network and preparing advertising and other content for transmission across the

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

digital network. These costs were not specifically allocated between the advertising business and the Fathom Events business (prior to the sale of Fathom Events).

        Cash and Cash Equivalents—All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents and are considered available-for-sale securities. There are cash balances in a bank in excess of the federally insured limits or in the form of a money market demand account with a major financial institution.

        Restricted Cash—As of January 1, 2015 and December 26, 2013, other non-current assets included restricted cash of $0.3 million, which secures a letter of credit used as a lease deposit on the Company's New York office.

        Concentration of Credit Risk and Significant Customers—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management's evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk with respect to national and regional advertising is reduced by transacting with founding members or large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. The Company has smaller contracts with thousands of local clients that are not individually significant. As of January 1, 2015 and December 26, 2013, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company's outstanding gross receivable balance. During the years ended January 1, 2015, December 26, 2013 and December 27, 2012, there were no customers that accounted for more than 10% of revenue.

        Receivables consisted of the following (in millions):

	As of
	January 1, 2015	December 26, 2013
Trade accounts	$119.4	$124.5
Other	1.4	1.6
Less: Allowance for doubtful accounts	(4.3)	(5.7)

Total	$116.5	$120.4

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

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

are expensed as incurred. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Equipment	4 - 10 years
Computer hardware and software	3 - 5 years
Leasehold improvements	Lesser of lease term or asset

        Software and website development costs developed or obtained for internal use are accounted for in accordance with ASC 350—Internal Use Software and ASC 350—Website Development Costs. The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of software costs related primarily to the Company's inventory management systems and digital network distribution system (DCS) and website development costs, which are included in equipment, are depreciated over three to five years. As of January 1, 2015 and December 26, 2013, the Company had a net book value of $9.5 million and $10.9 million, respectively, of capitalized software and website development costs. Approximately $6.5 million, $6.1 million and $4.1 million was recorded for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively, in depreciation expense related to software and website development. For the years ended January 1, 2015, December 26, 2013 and December 27, 2012, the Company recorded $1.7 million, $1.8 million and $0.8 million in research and development expense, respectively.

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

        Amounts Due to/from Founding Members—Amounts due to/from founding members include amounts due for the theatre access fee, offset by a receivable for advertising time purchased by the founding members on behalf of their beverage concessionaire, revenue share earned for Fathom Events plus any amounts outstanding under other contractually obligated payments. Payments to or received from the founding members against outstanding balances are made monthly. Available cash distributions are made quarterly.

        Amounts Due to Managing Member—Amounts due to the managing member include amounts due under the NCM LLC operating agreement and other contractually obligated payments. Payments to or received from the managing member against outstanding balances are made monthly.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

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

        Debt Issuance Costs—In relation to the issuance of outstanding debt discussed in Note 8—Borrowings, there is a balance of $15.5 million and $17.7 million in deferred financing costs as of January 1, 2015 and December 26, 2013, respectively. The debt issuance costs are being amortized on a straight-line basis over the terms of the underlying obligation and are included in interest on borrowings, which approximates the effective interest method.

        The changes in debt issuance costs are as follows (in millions):

	Years Ended
	January 1, 2015	December 26, 2013	December 27, 2012
Beginning balance	$17.7	$18.3	$12.6
Debt issuance payments	0.6	3.4	14.0
Amortization of debt issuance costs	(2.8)	(2.8)	(2.4)
Write-off of debt issuance costs	—	(1.2)	(5.9)

Ending balance	$15.5	$17.7	$18.3

        Other Investments—Other investments consisted of the following (in millions):

	As of
	January 1, 2015	December 26, 2013
Investment in AC JV, LLC(1)	$1.3	$1.1
Other investments(2)	1.2	—

Total	$2.5	$1.1

(1)
Refer to Note 7—Related Party Transactions.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(2)
During 2014, the Company received equity securities in some privately held companies as consideration for advertising contracts. The equity securities were accounted for under the cost method and represent an ownership of less than 20%. The Company does not exert significant influence of these companies' operating or financial activities.

        The Company reviews investments accounted for under the cost and equity methods for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be fully recoverable. In order to determine whether the carrying value of investments may have experienced an "other-than-temporary" decline in value necessitating the write-down of the recorded investment, the Company considers various factors including the investees financial condition and quality of assets, the length of time the investee has been operating, the severity and nature of losses sustained in current and prior years, qualifications in accountant's reports due to liquidity or going concern issues, investee announcements of adverse changes, downgrading of investee debt, regulatory actions, loss of principal customer, negative operating cash flows or working capital deficiencies and the record of an impairment charge by the investee for goodwill, intangible or long-lived assets. Once a determination is made that an other-than-temporary impairment exists, the Company writes down its investment to fair value. During the years ended January 1, 2015, December 26, 2013 and December 27, 2012, the Company recorded other-than-temporary impairment charges of $0.0 million, $0.8 million and $0.0 million. The impairment charge during 2013 wrote the investment to a remaining fair value of $0.0 million.

        Share-Based Compensation—In 2012, NCM, Inc. issued stock options, restricted stock and restricted stock units. In 2013 and 2014, NCM, Inc. only issued restricted stock and restricted stock units. Restricted stock and restricted stock units vest upon the achievement of NCM, Inc. performance measures and service conditions or only service conditions. Compensation expense of restricted stock that vests upon the achievement of NCM, Inc. performance measures is based on management's financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares expected to vest. Ultimately, NCM, Inc. adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued when declared on unvested restricted stock that is expected to vest and are only paid with respect to shares that actually vest.

        Compensation cost of stock options was based on the estimated grant date fair value using the Black-Scholes option pricing model, which requires that NCM, Inc. make estimates of various factors. Under the fair value recognition provisions of ASC 718 Compensation—Stock Compensation, the Company recognizes share-based compensation net of an estimated forfeiture rate, and therefore only recognizes compensation cost for those shares expected to vest over the requisite service period of the award. Refer to Note 9—Share-Based Compensation for more information.

        Fair Value Measurements—Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

        Level 1—Quoted prices in active markets for identical assets or liabilities.

        Level 2—Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

        Level 3—Inputs that are generally unobservable and typically reflect management's estimate of assumptions that market participants would use in pricing the asset or liability.

        Derivative Instruments—The Company is exposed to various financial and market risks including changes in interest rates that exist as part of its ongoing operations. In 2012, NCM LLC utilized certain interest rate swaps to manage these risks. In accordance with ASC 815—Derivatives and Hedging, the effective portion of changes in the fair value of a derivative that was designated as a cash flow hedge was recorded in Accumulated Other Comprehensive Income ("AOCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffectiveness associated with designated cash flow hedges, as well as, any change in the fair value of a derivative that is not designated as a hedge, was recorded immediately in the Statements of Income. For more information, refer to Note 13—Derivative Instruments and Hedging Activities.

  Recent Accounting Pronouncements

        In March 2014, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 13-D, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period ("EITF 13-D"). Under EITF 13-D, a performance target that can be achieved after the requisite service period should be treated as a performance condition that affects vesting, rather than a condition that affects grant date fair value. Compensation cost is recognized over the requisite service period if it is probable that the performance condition will be achieved. If necessary, compensation cost is subsequently adjusted, to reflect those awards that ultimately vest. EITF 13-D will be effective, on a prospective basis, for the Company during its first quarter of 2016, with early adoption permitted. The adoption of this standard is not anticipated to have a material impact on the Company's audited financial statements or notes thereto.

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This guidance will be effective beginning in fiscal year 2017 and early adoption is not permitted. The standard allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its audited financial statements or notes thereto, as well as, which transition method it intends to use.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements—Going Concern ("ASU 2014-15"). ASU 2014-15 requires that management evaluate at each annual and interim reporting period whether there is a substantial doubt about an entity's ability to continue as a going concern within one year of the date that the financial statements are issued. ASU 2014-15 will be effective for fiscal years and interim periods beginning after December 15, 2016 and early application is permitted. The Company does not expect that the application of ASU 2014-15 will have an impact on the audited financial statements or notes thereto.

        In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting ("ASU 2014-17"). The amendments in ASU 2014-17 provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity may elect to apply pushdown accounting in its separate financial statements upon a change-in-control event in which an acquirer obtains control of the acquired entity. The amendments in ASU 2014-17 were effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The adoption of ASU 2014-17 did not have any impact on the audited financial statements or notes thereto.

        The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its audited financial statements.

2. DIVESTITURE

        On December 26, 2013, the Company sold its Fathom Events business to a newly formed limited liability company (AC JV, LLC) owned 32% by each of the founding members and 4% by NCM LLC. In consideration for the sale, the Company received a total of $25.0 million in promissory notes from the founding members (one-third or approximately $8.3 million from each founding member). The notes receivable bear interest at a fixed rate of 5.0% per annum, compounded annually. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. Due to the related party nature of the transaction, the Company formed a committee of independent directors that hired a separate legal counsel and an investment banking firm who advised the committee and rendered an opinion as to the fairness of the transaction. The Company deconsolidated Fathom Events and recognized a gain on the sale of approximately $26.0 million during the year ended December 26, 2013. The gain was measured as the difference between (a) the net fair value of the retained noncontrolling investment and the consideration received for the sale and (b) the carrying value of Fathom Events net assets (approximately $0.1 million). The Company recorded approximately $0.6 million of expenses related to the sale, which were recorded as a reduction to the gain on the sale. Approximately $1.1 million of the gain recognized related to the re-measurement of the Company's retained 4% interest in AC JV, LLC. The fair value of the Company's retained noncontrolling investment of $1.1 million was determined by applying the Company's ownership percentage to the fair value of AC JV, LLC, which was valued using comparative market multiples. Under the terms of the agreement, the assets and liabilities related to Fathom events held prior to the

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

2. DIVESTITURE (Continued)

sale were not assumed by the buyer and those pertaining to Fathom events held post-closing were transferred to the buyer.

        Future minimum principal payments under the notes receivable as of January 1, 2015 are approximately as follows (in millions):

Year	Minimum Principal Payments
2015	$4.2
2016	4.2
2017	4.2
2018	4.1
2019	4.1

Total	$20.8

        On December 26, 2013, NCM LLC amended and restated its existing ESAs with each of the founding members to remove those provisions addressing the rights and obligations related to the digital programming services of the Fathom Events business. These rights and obligations were conveyed to AC JV, LLC in connection with the sale. In connection with the sale, the Company entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for the use of facilities and certain services including creative, technical event management and event management for the newly formed limited liability company for a period of nine months following the closing. In addition, the Company entered into a services agreement with a term coinciding with the ESAs, which grants the newly formed limited liability company advertising on-screen and on the LEN and a pre-feature program prior to Fathom events reasonably consistent with what was previously dedicated to Fathom. In addition, the services agreement provides that the Company will assist with event sponsorship sales in return for a share of the sponsorship revenue. The Company has also agreed to provide creative and media production services for a fee. For more information, refer to Note 7—Related Party Transactions.

        Due to the Company's continuing equity method investment in the newly formed limited liability company, the operations of Fathom Events and the gain on the sale were recorded in continuing operations on the Statements of Income. Refer to Note 7—Related Party Transactions for further discussion of the investment.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

3. PROPERTY AND EQUIPMENT

        The following is a summary of property and equipment, at cost less accumulated depreciation (in millions):

	As of
	January 1, 2015	December 26, 2013
Equipment, computer hardware and software	$89.4	$90.2
Leasehold improvements	3.6	3.6
Less: Accumulated depreciation	(72.9)	(69.5)

Subtotal	20.1	24.3
Construction in progress	2.3	1.3

Total property and equipment	$22.4	$25.6

        For the years ended January 1, 2015, December 26, 2013, and December 27, 2012, the Company recorded depreciation expense of $11.1 million, $10.4 million, and $8.7 million, respectively.

4. INTANGIBLE ASSETS

        The Company's intangible assets consist of contractual rights to provide its services within the theatres of the founding members and network affiliates. The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs or the term of the contract with the network affiliate. The Company's intangible assets with its founding members are recorded at the fair market value of NCM, Inc.'s publicly traded stock as of the date on which the common membership units were issued. The Company's common membership units are fully convertible into NCM, Inc.'s common stock. The Company also records intangible assets for upfront fees paid to network affiliates upon commencement of a network affiliate agreement. Pursuant to ASC 350-10—Intangibles—Goodwill and Other, the Company's intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the contract with the network affiliate. If common membership units are issued to a founding member for newly acquired theatres that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and the Company can utilize the theatres for all of its services. In addition, if common membership units are issued to a founding member for theatres under an existing on-screen consulting agreement with an alternative provider, NCM LLC may receive payments from the founding member pursuant to the ESAs on a quarterly basis in arrears in accordance with certain run-out provisions ("integration payments"). Integration payments approximate the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theatres with pre-existing advertising agreements. The integration payments are recorded as a reduction to net intangible assets, and not as part of operating income.

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

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

4. INTANGIBLE ASSETS (Continued)

results in an attendance increase or decrease of two percent or more in the total annual attendance of all founding members as of the last adjustment date.

        The following is a summary of the Company's intangible assets (in millions):

	As of December 26, 2013	Additions(1)	Amortization	Integration Payments(3)	As of January 1, 2015
Gross carrying amount	$540.7	$19.4	$—	$(2.2)	$557.9
Accumulated amortization	(48.7)	—	(20.6)	—	(69.3)

Total intangible assets,	$492.0	$19.4	$(20.6)	$(2.2)	$488.6

	As of December 27, 2012	Additions(2)	Amortization	Integration Payments(3)	As of December 26, 2013
Gross carrying amount	$312.8	$230.7	$—	$(2.8)	$540.7
Accumulated amortization	(32.5)	—	(16.2)	—	(48.7)

Total intangible assets,	$280.3	$230.7	$(16.2)	$(2.8)	$492.0

(1)
During the first quarter of 2014, the Company issued 1,087,911 common membership units to its founding members for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC's network during 2013. The Company recorded a net intangible asset of $16.4 million in the first quarter of 2014 as a result of the Common Unit Adjustment.

During 2014, the Company purchased intangible assets for $3.0 million associated with network affiliate agreements.

(2)
During the first quarter of 2013, NCM LLC issued 4,536,014 common membership units to its founding members for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC's network during 2012. The Company recorded a net intangible asset of $69.0 million in the first quarter of 2013 as a result of the common unit adjustment.

In June 2013, NCM LLC issued 5,315,837 common membership units to Cinemark for attendees added in connection with Cinemark's acquisition of Rave Cinemas and one other newly built theatre. NCM LLC recorded a net intangible asset of approximately $91.2 million for this Common Unit Adjustment.

In November 2013, NCM LLC issued 3,372,241 common membership units to Regal for attendees added in connection with Regal's acquisition of Hollywood Theatres and three other newly built theatres. NCM LLC recorded a net intangible asset of approximately $61.6 million for this Common Unit Adjustment.

During 2013, the Company purchased intangible assets for $8.9 million associated with network affiliate agreements.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

4. INTANGIBLE ASSETS (Continued)

(3)
Rave had pre-existing advertising agreements for some of the theatres it owned prior to its acquisition by Cinemark, as well as, prior to the acquisition of certain Rave theatres by AMC in December 2012. As a result, AMC and Cinemark will make integration payments over the remaining term of those agreements. During the year ended January 1, 2015 and December 26, 2013, the Company recorded a reduction to net intangible assets of $2.2 million and $2.8 million, respectively, related to integration payments due from AMC and Cinemark. During the year ended January 1, 2015 and December 26, 2013, the founding members paid $2.1 million and $2.1 million, respectively, in integration payments.

        As of January 1, 2015 and December 26, 2013, the Company's intangible assets related to the founding members, net of accumulated amortization was $458.3 million and $463.4 million, respectively with weighted average remaining lives of 22.2 years and 23.0 years as of January 1, 2015 and December 26, 2013, respectively.

        As of January 1, 2015 and December 26, 2013, the Company's intangible assets related to the network affiliates, net of accumulated amortization was $30.3 million and $28.6 million, respectively with weighted average remaining lives of 14.9 years and 15.8 years as of January 1, 2015 and December 26, 2013, respectively.

        For the years ended January 1, 2015, December 26, 2013 and December 27, 2012 the Company recorded amortization expense of $20.6 million, $16.2 million and $11.7 million, respectively. The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Year	Amortization
2015	$21.2
2016	$21.3
2017	$21.3
2018	$21.7
2019	$23.4

5. ACCRUED EXPENSES

        The following is a summary of the Company's accrued expenses (in millions):

	As of January 1, 2015	As of December 26, 2013
Make-good reserve	$2.0	$1.8
Accrued interest	12.6	12.7
Deferred rent	2.4	2.6
Other accrued expenses	2.0	2.3

Total accrued expenses	$19.0	$19.4

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

6. MEMBERS' DEFICIT

        NCM LLC's founding members received all proceeds from NCM, Inc.'s IPO and related issuances of debt, except for amounts needed to pay out-of-pocket costs of the financings and other expenses. The ESAs with the founding members were amended and restated in conjunction with the IPO under which NCM LLC became the exclusive provider of advertising services to the founding members for a 30-year term. In conformity with accounting guidance of the SEC concerning monetary consideration paid to promoters, such as the founding members, in exchange for property conveyed by the promoters, the excess over predecessor cost was treated as a special distribution. Because the founding members had no cost basis in the ESAs, nearly all payments to the founding members with the proceeds of the IPO and related debt, have been accounted for as distributions. The distributions by NCM LLC to the founding members made at the date of the IPO resulted in a members' deficit.

7. RELATED PARTY TRANSACTIONS

        Founding Member and Managing Member Transactions—In connection with NCM, Inc.'s IPO, the Company entered into several agreements to define and regulate the relationships among NCM LLC, NCM, Inc. and the founding members. They include the following:

  •
  ESAs. Under the ESAs, NCM LLC is the exclusive provider within the United States of advertising services in the founding members' theatres (subject to pre-existing contractual obligations and other limited exceptions for the benefit of the founding members). The advertising services include the on-screen advertising of the FirstLook pre-show, use of the LEN and lobby promotions. Further, some advertising in the FirstLook pre-show is sold to the founding members to be used to satisfy the founding members' on-screen advertising commitments under their beverage concessionaire agreements. In consideration for access to the founding members' theatre attendees for on-screen advertising and use of the founding members' theatres for the LEN and lobby promotions, the founding members receive a monthly theatre access fee.

  •
  Common Unit Adjustment Agreement. The common unit adjustment agreement provides a mechanism for adjusting membership units held by the founding members based on increases or decreases in the number of screens operated by each founding member.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

7. RELATED PARTY TRANSACTIONS (Continued)

        Following is a summary of the transactions between the Company and the founding members (in millions):

	Years Ended
Included in the Statements of Income:	January 1, 2015	December 26, 2013	December 27, 2012
Revenue:
Beverage concessionaire revenue (included in advertising revenue)(1)	$38.4	$41.4	$39.7
Advertising inventory revenue (included in advertising revenue)(2)	0.3	0.2	0.2
Operating expenses:
Theatre access fee(3)	70.6	69.4	64.5
Revenue share from Fathom Events (included in Fathom Events operating costs)(4)	—	5.1	5.5
Purchase of movie tickets and concession products and rental of theatre space (included in Fathom Events operating costs)(5)	—	0.2	0.4
Purchase of movie tickets and concession products and rental of theatre space (included in selling and marketing costs)(6)	0.9	1.4	1.1
Purchase of movie tickets and concession products (included in advertising operating costs)(6)	—	0.2	—
Purchase of movie tickets and concession products and rental of theatre space (included in other administrative and other costs)	0.1
Administrative fee—managing member(7)	10.2	10.0	12.1
Non-operating expenses:
Gain on sale of Fathom Events(8)	—	25.4	—
Interest income from notes receivable (included in interest income)(8)	1.2	—	—

(1)
For the years ended January 1, 2015, December 26, 2013 and December 27, 2012, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from the Company to satisfy their obligations under their beverage concessionaire agreements at a specified 30 second equivalent CPM.

(2)
The value of such purchases is calculated by reference to the Company's advertising rate card.

(3)
Comprised of payments per theatre attendee, payments per digital screen with respect to the founding member theatres included in the Company's network and payments for access to higher quality digital cinema equipment.

(4)
Prior to the sale of Fathom Events on December 26, 2013, these payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event.

(5)
Prior to the sale of Fathom Events on December 26, 2013, these were used primarily for marketing resale to Fathom Events customers.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

7. RELATED PARTY TRANSACTIONS (Continued)

(6)
Used primarily for marketing to the Company's advertising clients.

(7)
Pursuant to the Management Services Agreement between NCM, Inc. and NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC, including the services of the President and Chief Executive Officer, President of Sales and Marketing, Interim Co-Chief Financial Officers, Executive Vice President and Chief Operations Officer and Chief Technology Officer and Executive Vice President and General Counsel. In exchange for these services, NCM LLC reimburses NCM, Inc. for compensation paid to the officers (including share based compensation) and other expenses of the officers and for certain out-of-pocket costs.

(8)
Refer to discussion of Fathom sale in Note 2—Divestiture.

	As of
Included in the Balance Sheets:	January 1, 2015	December 26, 2013
Current portion of note receivable—founding members(1)	$4.2	$4.2
Long-term portion of note receivable—founding members(1)	16.6	20.8
Investment in AC JV, LLC(2)	1.3	1.1
Prepaid administrative fees to managing member(3)	0.7	0.8
Common unit adjustments and integration payments, net of amortization (included in intangible assets)	458.3	463.4

(1)
Refer to discussion of Fathom sale in Note 2—Divestiture.

(2)
The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures ("ASC 323-30") because AC JV,  LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company's interest is so minor that it would have virtually no influence over partnership operating and financial policies. The Company concluded that its interest was more than minor under the accounting guidance despite the fact that NCM LLC does not have a representative on AC JV, LLC's Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC.

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

        At the date of NCM, Inc.'s IPO, NCM LLC was granted a perpetual, royalty-free license from the founding members to use certain proprietary software that existed at the time for the delivery of digital advertising and other content through the DCN to screens in the U.S. NCM LLC has made improvements to this software since NCM, Inc.'s IPO date and the Company owns those improvements, except for improvements that were developed jointly by NCM LLC and the founding members, if any.

        Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of NCM, Inc.'s IPO, the Company is required to make mandatory distributions on a proportionate basis

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

7. RELATED PARTY TRANSACTIONS (Continued)

to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Mandatory distributions for the years ended January 1, 2015, December 26, 2013 and December 27, 2012 are as follows (in millions):

	Years Ended
	January 1, 2015	December 26, 2013	December 27, 2012
AMC	$21.9	$29.8	$23.1
Cinemark	28.0	36.9	24.2
Regal	29.5	37.1	29.5
Total founding members	79.4	103.8	76.8

NCM, Inc.	67.0	89.6	72.8

Total	$146.4	$193.4	$149.6

        The mandatory distributions of available cash by the Company to its founding members for the quarter ended January 1, 2015 of $32.9 million, is included in amounts due to founding members in the Balance Sheets as of January 1, 2015 and will be made in the first quarter of 2015. The mandatory distributions of available cash by NCM LLC to its managing member for the quarter ended January 1, 2015 of $27.7 million is included in amounts due to managing member on the Balance Sheets as of January 1, 2015 and will be made in the first quarter of 2015.

        Amounts due to founding members as of January 1, 2015 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.8	0.8	1.2	$2.8
Cost and other reimbursement	(0.6)	(0.2)	—	(0.8)
Distributions payable to founding members	9.1	11.6	12.2	32.9

Total	$9.3	$12.2	$13.4	$34.9

        Amounts due to founding members as of December 26, 2013 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.6	0.7	1.1	$2.4
Cost and other reimbursement	(2.0)	(0.7)	(0.6)	(3.3)
Distributions payable to founding members	8.7	10.9	11.4	31.0

Total	$7.3	$10.9	$11.9	$30.1

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

7. RELATED PARTY TRANSACTIONS (Continued)

        Amounts due to/from managing member were comprised of the following (in millions):

	As of January 1, 2015	As of December 26, 2013
Distributions payable	$27.7	$26.5
Cost and other reimbursement	(4.1)	(1.9)

Total	$23.6	$24.6

        Common Unit Membership Redemption—The NCM LLC Operating Agreement provides a redemption right of the founding members to exchange common membership units of NCM LLC for shares of NCM, Inc.'s common stock on a one-for-one basis, or at NCM, Inc.'s option, a cash payment equal to the market price of one share of NCM, Inc. common stock. During the third quarter of 2013, Regal exercised the redemption right of an aggregate 2,300,000 common membership units for a like number of shares of common stock. Such redemptions took place immediately prior to the closing of an underwritten public offering and the closing of an overallotment option. NCM, Inc. did not receive any proceeds from the sale of its common stock by Regal.

        AC JV, LLC Transactions—Following is a summary of the transactions between NCM LLC and AC JV, LLC (in millions):

	Years Ended
Included in the Statements of Income:	January 1, 2015	December 26, 2013
Transition services (included in network costs)(1)	$0.2	$—
Equity in earnings of non-consolidated entities (included in other non-operating expense)	0.2	—

(1)
In connection with the sale of Fathom Events, NCM LLC entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for the use of facilities and certain services including creative, technical event management and event management for the newly formed limited liability company for a period of nine months following the closing. These fees received by NCM LLC are included as an offset to network costs in the audited Statements of Income.

        Related Party Affiliates—The Company enters into network affiliate agreements with network affiliates for NCM LLC to provide in-theatre advertising at theatre locations that are owned by companies that are affiliates of certain of the founding members or directors of NCM, Inc. Related party affiliate agreements are entered into at terms that are similar to those of the Company's other network affiliates.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

7. RELATED PARTY TRANSACTIONS (Continued)

        The following is a summary of advertising operating costs in the Statements of Income between the Company and its related party affiliates (in millions):

	Years Ended
Related Party Affiliate	January 1, 2015	December 26, 2013	December 27, 2012
Starplex(1)	$3.5	$2.9	$3.2
Other	0.2	0.5	1.0

Total	$3.7	$3.4	$4.2

        The following is a summary of the accounts payable balance between the Company and its related party affiliates included in the Balance Sheets (in millions):

Related Party Affiliate	January 1, 2015	December 26, 2013
Starplex(1)	$0.9	$0.7
Other	0.1	0.1

Total	$1.0	$0.8

(1)
Starplex Operating L.P. ("Starplex") is an affiliate of one of NCM, Inc.'s former directors, who served on the board of directors during 2014.

        Other Transactions—The Company has an agreement with an interactive media company to sell some of its online inventory. One of NCM, Inc.'s directors is also a director of this media company. During the years ended January 1, 2015 and December 26, 2013, this company generated approximately $0.3 million and $0.6 million, respectively, in revenue for NCM LLC and there was approximately $0.3 million and $0.6 million, respectively, of accounts receivable due from this company as of January 1, 2015 and December 26, 2013.

        NCM LLC has an agreement with AEG Live, an affiliate of The Anschutz Corporation, for AEG Live to showcase musical artists in the FirstLook pre-show. The Anschutz Corporation is a wholly-owned subsidiary of the Anschutz Company, which is the controlling stockholder of Regal. During the year ended January 1, 2015, NCM LLC received approximately $0.7 million in revenue from AEG Live and as of January 1, 2015, had $0.4 million of accounts receivable from AEG Live.

        NCM LLC provides on-screen advertising free of charge to a charity associated with the Anschutz Corporation. There were no amounts recorded in the audited financial statements during the years ended January 1, 2015 or December 26, 2013 for these services.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

8. BORROWINGS

        The following table summarizes the Company's total outstanding debt as of January 1, 2015 and December 26, 2013 and the significant terms of its borrowing arrangements:

	Outstanding Balance as of
Borrowings ($ in millions)	January 1, 2015	December 26,	Maturity Date	Interest Rate
Revolving Credit Facility	$22.0	$20.0	November 26, 2019	(1)
Term Loans	270.0	270.0	November 26, 2019	(1)
Senior Unsecured Notes	200.0	200.0	July 15, 2021	7.875%
Senior Secured Notes	400.0	400.0	April 15, 2022	6.000%

Total	$892.0	$890.0
Less: current portion of long-term debt	—	(14.0)

Long-term debt, less current portion	$892.0	$876.0

(1)
The interest rates on the revolving credit facility and term loan are described below.

        Senior Secured Credit Facility—As of January 1, 2015, the Company's senior secured credit facility consisted of a $135.0 million revolving credit facility and a $270.0 million term loan. On June 18, 2014, the Company entered into an incremental amendment of its senior secured credit facility whereby the revolving credit facility was increased by $25.0 million. In addition, on July 2, 2014, the Company entered into an amendment of its senior secured credit facility whereby the maturity date was extended by two years to November 26, 2019, which corresponds to the maturity date of the $270 million term loans. The amendment also contains Conditional Amendments to the senior secured credit facility that will only be effective upon the contribution of Screenvision assets and NCM, Inc. debt to NCM LLC. Although it is under no obligation to do so, upon approval of NCM, Inc.'s Board of Directors and the founding members, NCM, Inc. may contribute the Screenvision assets and the new NCM, Inc. debt facility to NCM LLC in exchange for NCM LLC common membership units. To allow for this potential contribution to NCM LLC, the Conditional Amendments include an increase in the amount of incremental senior secured indebtedness permitted by the Amended Credit Facility from $160 million to $250 million. If the Screenvision contribution to NCM LLC does not occur by April 1, 2015, the Conditional Amendments will not become effective and lender consent for the Conditional Amendments will be immediately and automatically revoked, unless extended. Refer to discussion of the NCM, Inc. Commitment letter below for further details. The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC.

        Revolving Credit Facility—The revolving credit facility portion of the total borrowings is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.

        As of January 1, 2015, the Company's total availability under the $135.0 million revolving credit facility was $113.0 million. The unused line fee is 0.50% per annum. Borrowings under the revolving credit facility bear interest at the Company's option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

8. BORROWINGS (Continued)

secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the senior secured credit facility). The applicable margins on the revolving credit facility are the LIBOR index plus 2.00% or the base rate plus 1.00%. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of January 1, 2015 was 2.17%. On December 31, 2014, $14.0 million of the revolving credit facility matured and NCM LLC paid the balance in full, along with any accrued and unpaid fees and interest. The maturity date applicable to the remaining revolving credit facility principal is November 26, 2019.

        Term Loans—In connection with the amendment of its senior secured credit facility on May 2, 2013, the interest rate on the term loans decreased by 50 basis points to a rate at NCM LLC's option of either the LIBOR index plus 2.75% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 1.75%. The weighted-average interest rate on the term loans as of January 1, 2015 was 2.92%. Interest on the term loans is currently paid monthly.

        The senior secured credit facility contains a number of covenants and financial ratio requirements, with which the Company was in compliance at January 1, 2015, including maintaining a consolidated net senior secured leverage ratio of 6.5 times on a quarterly basis. NCM LLC is permitted to make quarterly dividend payments and other payments based on leverage ratios for NCM LLC and its subsidiaries so long as no default or event of default has occurred and continues to occur. The quarterly dividend payments and other distributions are made even if consolidated net senior secured leverage ratio is less than or equal to 6.5 times. In addition, there are no borrower distribution restrictions as long as the Company's consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants. If there are limitations on the restricted payments, the Company may not declare or pay any dividends, or make any payments on account of NCM LLC, or set aside assets for the retirement or other acquisition of capital stock of the borrower or any subsidiaries, or make any other distribution for obligations of NCM LLC. When these restrictions are effective, the Company may still pay the services fee and reimbursable costs pursuant to terms of the management agreement. NCM LLC can also make payments pursuant to the tax receivable agreement in the amount, and at the time necessary to satisfy the contractual obligations with respect to the actual cash tax benefits payable to the founding members. As of January 1, 2015, the Company's consolidated net senior secured leverage ratio was 3.4 times (versus the covenant of 6.5 times).

        Senior Unsecured Notes due 2021—On July 5, 2011, the Company completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes for which the registered exchange offering was completed on September 22, 2011. The Senior Unsecured Notes pay interest semi-annually in arrears on January 15 and July 15 of each year, which commenced January 15, 2012. The notes are subordinated to all existing and future secured debt, including indebtedness under the Company's existing senior secured credit facility and the Senior Secured Notes defined below. The Senior Unsecured Notes contain certain non-maintenance covenants with which the Company was in compliance as of January 1, 2015.

        Senior Secured Notes due 2022—On April 27, 2012, the Company completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes for which the registered exchange offering was completed on November 26, 2012. The Senior Secured Notes pay interest

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

8. BORROWINGS (Continued)

semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012. The Senior Secured Notes are senior secured obligations of NCM LLC, rank the same as the senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures the obligations under the senior secured credit facility. The Senior Secured Notes contain certain non-maintenance covenants with which the Company was in compliance as of January 1, 2015.

        NCM, Inc. Commitment Letter—On July 2, 2014, in contemplation of the Merger with Screenvision, NCM, Inc. entered into the Commitment Letter with certain existing NCM LLC revolving credit facility lenders. Under the Commitment Letter, subject to certain conditions, the lenders committed to make a term loan in an aggregate principal amount of $250 million to fund the Screenvision merger and related expenses. This term loan is expected to finance the $225 million portion of the merger consideration that will be paid in cash, along with fees and expenses incurred in connection with the term loan and the Merger. The term loan will mature on the second anniversary of the funding of the term loan. NCM, Inc. has the right to contribute the Screenvision assets and the $250 million loan to NCM LLC, at which point, the Conditional Amendments to the amended senior secured credit facility described above would become effective. On November 3, 2014, the DOJ filed the DOJ Action. A trial date has been scheduled for April 13, 2015. The Commitment Letter and NCM LLC senior secured credit facility amendments expire on April 1, 2015. The Company is working with the merger financing bank group to extend the merger financing commitments to accommodate the litigation process.

        Future Maturities of Borrowings—The scheduled annual maturities on the Senior Secured Credit Facility and Senior Secured and Senior Unsecured Notes as of January 1, 2015 are as follows (in millions):

Year	Amount
2015	$—
2016	—
2017	—
2018	—
2019	292.0
Thereafter	600.0

Total	$892.0

9. SHARE-BASED COMPENSATION

        The NCM, Inc. 2007 Equity Incentive Plan, as amended (the "Equity Incentive Plan"), reserves 12,974,589 shares of common stock available for issuance or delivery under the Equity Incentive Plan of which 4,126,037 remain available for future grants as of January 1, 2015. The management services agreement provides that the Company may participate in the Equity Incentive Plan. The types of awards that may be granted under the Equity Incentive Plan include stock options, stock appreciation rights, restricted stock, restricted stock units or other stock based awards. Stock options awarded under the Equity Incentive Plan are granted with an exercise price equal to the closing market price of NCM, Inc. common stock on the date NCM, Inc.'s board of directors approves the grant. Upon vesting of the restricted stock awards or exercise of options, NCM LLC will issue common membership units to NCM, Inc. equal to the number of shares of NCM, Inc.'s common stock represented by such awards.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

9. SHARE-BASED COMPENSATION (Continued)

Options and restricted stock vest annually over a three or five-year period and options have either 10-year or 15-year contractual terms. A forfeiture rate of 5% was estimated to reflect the potential separation of employees. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the Equity Incentive Plan. In addition, certain restricted stock awards include performance vesting conditions, which permit vesting to the extent that the Company achieves specified non-GAAP targets at the end of the measurement period. The length of the measurement period is two to three years. Restricted stock units granted to non-employee directors vest after approximately one year.

        Compensation Cost—The Company recognized $7.7 million, $5.9 million and $9.0 million for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively, of share-based compensation expense and $0.1 million, $0.1 million and $0.2 million was capitalized during the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively. Share-based compensation costs are included in network operations, selling and marketing, administrative expense and administrative fee—managing member in the accompanying audited financial statements. These costs represent both non-cash charges and cash charges paid through the administrative fee with the managing member. The amount of share-based compensation costs that were non-cash were approximately $4.6 million, $3.2 million and $4.3 million for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively.

        No compensation expense was recorded for the 2012 non-vested restricted stock grants subject to performance conditions as the grants were not expected to vest due to the projected underperformance against the specified non-GAAP targets as of January 1, 2015. As of January 1, 2015, unrecognized compensation cost related to unvested options was approximately $0.1 million, which will be recognized over a weighted average remaining period of 0.5 years. As of January 1, 2015, unrecognized compensation cost related to restricted stock and restricted stock units was approximately $12.5 million, which will be recognized over a weighted average remaining period of 1.9 years.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

9. SHARE-BASED COMPENSATION (Continued)

        Stock Options—A summary of option award activity under the Equity Incentive Plan as of January 1, 2015, and changes during the year then ended are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 26, 2013	3,056,582	$17.02
Granted	—	—
Exercised	(57,499)	13.91
Forfeited	(92,831)	16.50
Expired	—	—
Antidilution adjustments made to outstanding options in connection with a special dividend(1)	98,589	16.49

Outstanding as of January 1, 2015	3,004,841	$16.53	5.7	$1.1

Exercisable as of January 1, 2015	2,839,945	$16.74	5.7	$0.8
Vested and expected to vest as of January 1, 2015	3,004,548	$16.53	5.7	$1.1

(1)
In connection with NCM, Inc.'s March 2014 special cash dividend of $0.50 per share and pursuant to the antidilution adjustment terms of the Company's Equity Incentive Plan, the exercise price and the number of shares of common stock subject to options held by NCM, Inc.'s employees were adjusted to prevent dilution and restore their economic value that existed immediately before the special dividend. The antidilution adjustments made with respect to such options resulted in a decrease in the range of exercise prices from $5.35 - $24.68 per share to $5.18 - $23.90 per share and an increase in the aggregate number of shares issuable upon exercise of such options by 98,589 shares, or 3.3%, of previously outstanding options. The number of shares authorized under the Equity Incentive Plan increased by an equivalent number of shares. There were no accounting consequences for the changes made to reduce the exercise prices and increase the number of underlying options as a result of the special cash dividend because the aggregate fair values of the awards immediately before and after the modifications were the same.

        The weighted average grant date fair value of granted options was $4.08 per share for the year ended December 27, 2012. The intrinsic value of options exercised during the year was $0.2 million, $6.1 million and $1.4 million for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively. The total fair value of awards vested during the years ended January 1, 2015, December 26, 2013 and December 27, 2012 was $2.2 million, $4.9 million and $7.8 million, respectively.

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing valuation model that uses the assumptions noted in the table below. Expected volatilities are based on implied volatilities from traded options on NCM, Inc.'s stock, historical volatility of NCM, Inc.'s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

9. SHARE-BASED COMPENSATION (Continued)

based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used in the valuation of the options for the years ended January 1, 2015, December 26, 2013 and December 27, 2012:

	Years Ended
	January 1, 2015	December 26, 2013	December 27, 2012
Expected term (in years)	(1)	(1)	6.0
Risk free interest rate	(1)	(1)	0.8% - 1.1%
Expected volatility	(1)	(1)	53.2% - 54.6%
Dividend yield	(1)	(1)	5.5%

(1)
The Company did not grant stock options during the years ended January 1, 2015 and December 26, 2013.

        Restricted Stock and Restricted Stock Units—Under the non-vested stock program, common stock of the Company may be granted at no cost to officers, independent directors and employees, subject to requisite service and/or meeting financial performance targets, and as such restrictions lapse, the award vests in that proportion. The participants are entitled to cash dividends and to vote their respective shares (in the case of restricted stock), although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period. Additionally, the accrued cash dividends for 2012, 2013 and 2014 grants are subject to forfeiture during the restricted period should the underlying shares not vest.

        The weighted average grant date fair value of non-vested stock was $19.18, $15.17 and $13.23 for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively. The total fair value of awards vested was $3.6 million, $7.5 million and $6.9 million during the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively.

        As of January 1, 2015, the total number of restricted stock and restricted stock units that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based restricted stock is 1,166,813.

        A summary of restricted stock award and restricted stock unit activity under the Equity Incentive Plan as of January 1, 2015, and changes during the year then ended are presented below:

	Number of Restricted Shares and Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested balance as of December 26, 2013	2,074,866	$14.91
Granted	919,050	19.18
Vested	(257,390)	13.97
Forfeited	(580,530)	16.54

Non-vested balance as of January 1, 2015	2,155,996	$16.40

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

10. EMPLOYEE BENEFIT PLANS

        The Company sponsors the NCM 401(k) Profit Sharing Plan (the "Plan") under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $1.0 million, $1.0 million and $1.0 million during the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively.

11. COMMITMENTS AND CONTINGENCIES

        Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect on its financial position, results of operations or cash flows.

        On November 3, 2014, the DOJ filed, in the U.S. district court for the Southern District of New York, the DOJ Action seeking to enjoin the proposed merger between NCM, Inc. and Screenvision. The DOJ claims that the proposed merger would eliminate competition in the market for pre-show services and eliminate competition between NCM, Inc. and Screenvision for advertisers. On November 3, 2014, the DOJ filed the DOJ Action. A trial date has been scheduled for April 13, 2015. A merger termination payment is discussed below.

        Operating Commitments—The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing and software development personnel. Total lease expense for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, was $2.2 million, $2.3 million and $2.3 million, respectively.

        Future minimum lease payments under noncancelable operating leases as of January 1, 2015 are as follows (in millions):

Year	Minimum Lease Payments
2015	$2.5
2016	2.6
2017	2.0
2018	1.7
2019	1.7
Thereafter	2.5

Total	$13.0

        Minimum Revenue Guarantees—As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company. During October 2014, the Company offered to all of its

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

network affiliates an extension of their existing agreements by five years, with the per-attendee guarantee and other terms remaining the same as those on the last year of their original term. None of these agreements have yet been signed. As of January 1, 2015, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $37.0 million over the remaining terms of the network affiliate agreements, which calculation does not include any potential extensions offered subsequent to January 1, 2015. As of January 1, 2015, the Company had an inconsequential amount of liabilities recorded for these obligations and as of December 26, 2013, the Company had no liabilities recorded for these obligations, as such guarantees are less than the expected share of revenue paid to the affiliate.

        Merger Termination Payment—As described above, on May 5, 2014, NCM, Inc. entered into the Merger Agreement to merge with Screenvision, and on November 3, 2014, the DOJ filed a lawsuit seeking to enjoin the proposed merger. If prior to May 5, 2015 (or 90 days thereafter if extended by NCM, Inc. or Screenvision), certain conditions to the merger are not fulfilled, the merger is prohibited by law or a final non-appealable government order, or if NCM Inc. materially breaches its representations or covenants such that the closing conditions in the Merger Agreement cannot be satisfied, Screenvision may be able to terminate the Merger Agreement and, upon termination, NCM, Inc. may be required to pay a termination fee of approximately $28.8 million. The Company would indemnify NCM, Inc. If Screenvision or its affiliates materially breach their representations or covenants such that the closing conditions in the Merger Agreement cannot be satisfied, they will be required to pay NCM, Inc. a termination fee of $10 million, and if Screenvision is subsequently sold within one year of the termination, an additional amount equal to the amount by which the sale proceeds are greater than $385 million will be paid to NCM, Inc. up to a maximum of $28.8 million (including the $10 million). As of January 1, 2015, the Company did not have a liability recorded for this termination fee. Further, NCM LLC would indemnify NCM, Inc. for the merger-related administrative costs incurred related to the merger (approximately $7.5 million as of January 1, 2015). As of January 1, 2015, the Company did not have a liability recorded for these fees.

12. FAIR VALUE MEASUREMENTS

        Non-Recurring Measurements—Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These assets include long-lived assets, intangible assets, cost and equity method investments, notes receivable and borrowings.

        Long-Lived Assets, Intangible Assets, Other Investments and Notes Receivable—As described in Note 1—Basis of Presentation and Summary of Significant Accounting Policies, the Company regularly reviews long-lived assets (primarily property, plant and equipment), intangible assets, investments accounted for under the cost or equity method and notes receivable for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When the estimated fair value is determined to be lower than the carrying value of the asset, an impairment charge is recorded to write the asset down to its estimated fair value.

        As of January 1, 2015 and December 26, 2013, the Company had other investments of $2.5 million and $1.1 million, respectively. The fair value of these investments has not been estimated as of January 1, 2015 as there were no identified events or changes in the circumstances that had a significant adverse effect on the fair value of the investments and it is not practicable to do so because

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

12. FAIR VALUE MEASUREMENTS (Continued)

the equity securities are not in publicly traded companies. Refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies for more details. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.

        As of January 1, 2015, the Company had notes receivable totaling $20.8 million from its founding members related to the sale of Fathom Events, as described in Note 2—Divestiture. These notes were valued using comparative market multiples. There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable. The notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs.

        Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company's financial instruments where carrying values do not approximate fair value are as follows (in millions):

	As of January 1, 2015		As of December 26, 2013
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
Term Loans	$270.0	$257.9	$270.0	$269.5
Senior Unsecured Notes	200.0	210.8	200.0	220.4
Senior Secured Notes	400.0	400.8	400.0	414.0

(1)
The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company's analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        During 2012, the Company terminated interest rate swap agreements that were used to hedge its interest rate risk associated with its term loans. Following the termination of the swap agreements, the variable interest rate on the Company's $270.0 million term loans are unhedged and as of January 1, 2015 and December 26, 2013, the Company did not have any outstanding derivative assets or liabilities.

        During the year ended December 27, 2012, the Company paid breakage fees of $63.4 million which represented the settlement of the Company's loss position on its interest rate swap agreements. The swaps were terminated with the Company in a loss position and therefore, the Company paid its counterparties the outstanding amounts due based upon the fair market value on that date. The Company accounted for the $63.4 million in payments by recording a loss on swap terminations of $26.7 million in the Statements of Income, which related to swaps that hedged the interest payments on debt that was paid off during the Company's refinancing. Since those future interest payments were no longer probable of occurring, the Company discontinued hedge accounting and immediately reclassified the balance in AOCI of $26.7 million into earnings in accordance with ASC 815—Derivatives and Hedging ("ASC 815"). The remainder of the breakage fees, or $36.7 million, was for swaps in which the underlying debt remained outstanding. The balance in AOCI related to these swaps was fixed and is being amortized into earnings over the remaining life of the original interest rate swap agreement, or

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

February 13, 2015, as long as the debt remains outstanding. The Company considered the guidance in ASC 815 which states that amounts in AOCI shall be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. As of January 1, 2015, there was approximately $1.6 million outstanding related to these discontinued cash flow hedges which continues to be reported in AOCI, which the Company estimates will be amortized to earnings in the first quarter of 2015.

        During the years ended December 26, 2013 and December 27, 2012, the Company also recorded changes in the fair value and amortization of AOCI related to an interest rate swap on its term loan in which the Company discontinued cash flow hedge accounting in 2008 due to the bankruptcy of its counterparty.

        The effect of derivative instruments in cash flow hedge relationships on the audited financial statements for the years ended January 1, 2015, December 26, 2013 and December 27, 2012 were as follows (in millions):

	Unrealized Gain Recognized in NCM LLC's Other Comprehensive Income (Pre-tax)			Realized Loss Recognized in Interest on Borrowings (Pre-tax)
	Years Ended			Years Ended
	January 1, 2015	December 26, 2013	December 27, 2012	January 1, 2015	December 26, 2013	December 27, 2012
Interest Rate Swaps	$10.0	$10.3	$26.0	$—	$—	$(9.1)

        The effect of derivatives not designated as hedging instruments under ASC 815 on the audited financial statements for the years ended January 1, 2015, December 26, 2013 and December 27, 2012 were as follows (in millions):

		Gain (Loss) Recognized in Non-Operating Expenses (Pre-tax)
		Years Ended
Derivative Instruments not Designated as Hedging Instruments	Income Statement Location	January 1, 2015	December 26, 2013	December 27, 2012
Realized loss on derivative instruments	Interest on borrowings	$—	$—	$(5.1)
Gain from change in fair value on cash flow hedges	Change in derivative fair value	—	—	3.0
Amortization of AOCI on discontinued cash flow hedges	Amortization of terminated derivatives	(10.0)	(10.3)	(4.0)

Total		$(10.0)	$(10.3)	$(6.1)

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        The changes in AOCI by component for the year ended January 1, 2015 were as follows (in millions):

	Year Ended	Year Ended
	January 1, 2015	December 26, 2013	Income Statement Location
Balance at beginning of period	$(11.6)	$(21.9)
Amounts reclassified from AOCI:
Amortization on discontinued cash flow hedges	10.0	10.3	Amortization of terminated derivatives

Total amounts reclassified from AOCI	10.0	10.3

Net other comprehensive income	10.0	10.3

Balance at end of period	$(1.6)	$(11.6)

14. SEGMENT REPORTING

        Advertising revenue accounted for 100.0%, 92.1% and 91.2%, of revenue for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively. The following tables present revenue less directly identifiable expenses to arrive at income before income taxes for the advertising reportable segment, the combined Fathom Events operating segments (disposed on December 26, 2013), and network, administrative and unallocated costs. Refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies.

	Year Ended January 1, 2015 (in millions)
	Advertising	Fathom Events(1)	Network, Administrative and Unallocated Costs	Total
Revenue	$394.0	$—	$—	$394.0
Operating costs	97.0	—	18.3	115.3
Selling and marketing costs	54.8	—	2.8	57.6
Administrative and other costs	2.8	—	26.7	29.5
Depreciation and amortization	—	—	32.4	32.4
Interest and other non-operating costs	—	—	62.1	62.1

Income (loss) before income taxes	$239.4	$—	$(142.3)	$97.1

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

14. SEGMENT REPORTING (Continued)

	Year Ended December 26, 2013(in millions)
	Advertising	Fathom Events(1)	Network, Administrative and Unallocated Costs	Total
Revenue	$426.3	$36.5	$—	$462.8
Operating costs	98.4	25.5	18.7	142.6
Selling and marketing costs	56.1	3.6	1.8	61.5
Administrative and other costs	2.9	0.9	26.3	30.1
Depreciation and amortization	—	—	26.6	26.6
Interest and other non-operating costs	—	—	38.4	38.4

Income (loss) before income taxes	$268.9	$6.5	$(111.8)	$163.6

	Year Ended December 27, 2012 (in millions)
	Advertising	Fathom Events(1)	Network, Administrative and Unallocated Costs	Total
Revenue	$409.5	$39.3	$—	$448.8
Operating costs	95.8	29.0	18.9	143.7
Selling and marketing costs	53.9	4.2	2.4	60.5
Administrative and other costs	2.6	0.8	29.0	32.4
Depreciation and amortization	—	—	20.4	20.4
Interest and other non-operating costs	—	—	90.2	90.2

Income (loss) before income taxes	$257.2	$5.3	$(160.9)	$101.6

        The following is a summary of revenue by category (in millions):

	Years Ended
	January 1, 2015	December 26, 2013	December 27, 2012
National advertising revenue	$258.8	$295.0	$288.7
Local and regional advertising revenue	96.8	89.9	81.1
Founding member advertising revenue from beverage concessionaire agreements	38.4	41.4	39.7
Fathom Consumer revenue(1)	—	34.4	34.2
Fathom Business revenue(1)	—	2.1	5.1

Total revenue	$394.0	$462.8	$448.8

(1)
Fathom Events was sold on December 26, 2013 as discussed in Note 7—Related Party Transactions.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

15. VALUATION AND QUALIFYING ACCOUNTS

        The Company's valuation allowance for doubtful accounts for the years ended January 1, 2015, December 26, 2013 and December 27, 2012 were as follows (in millions):

	Years Ended
	January 1, 2015	December 26, 2013	December 27, 2012
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$5.7	$4.5	$4.3
Provision for bad debt	(0.1)	2.1	1.2
Write-offs, net	(1.3)	(0.9)	(1.0)

Balance at end of period	$4.3	$5.7	$4.5

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following represents selected information from the Company's unaudited quarterly Statements of Income for the years ended January 1, 2015 and December 26, 2013 (in millions):

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$70.2	$99.9	$100.8	$123.1
Operating expenses	57.4	57.9	58.1	61.4
Operating income	12.8	42.0	42.7	61.7
Net (loss) income	(2.8)	26.4	27.0	45.7

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$82.2	$122.8	$135.1	$122.7
Operating expenses	60.6	64.8	67.7	67.7
Operating income	21.6	58.0	67.4	55.0
Net income(1)	5.6	41.1	51.8	64.4

(1)
During the fourth quarter of 2013, the Company recorded a gain of $25.4 million related to the sale of Fathom Events. Refer to Note 2—Divestiture.

Independent Auditors' Report

The Board of Directors
Open Road Releasing, LLC:

        We have audited the accompanying consolidated financial statements of Open Road Releasing, LLC and its subsidiary, which comprise the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in members' deficit, and cash flows for each of the years in the three-year period ended December 31, 2014 and the related notes to the consolidated financial statements.

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

Opinion

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Open Road Releasing, LLC and its subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in accordance with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California
March 6, 2015

OPEN ROAD RELEASING, LLC

Consolidated Balance Sheets

December 31, 2014 and 2013

(Dollar amounts in thousands)

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$10,415	$5,771
Restricted cash	2,560	23,996
Accounts receivable, net of allowance for doubtful accounts	30,584	30,020
Prepaid expenses and other	939	644

Total current assets	44,498	60,431
Property and equipment, net	405	494
Film costs, net	9,373	6,660
Other assets	95	130
Deferred financing cost, net	2,387	3,057

Total assets	$56,758	$70,772

Liabilities and Members' Deficit
Current liabilities:
Accounts payable	$7,972	$4,041
Accrued expenses	33,108	48,489
Notes payable	23,000	17,000

Total current liabilities	64,080	69,530
Long-term liabilities:
Accrued residuals and participations—long term	6,734	9,774
Deferred compensation	3,785	4,467
Deferred revenue	12,063	1,677

Total liabilities	86,662	85,448
Members' deficit	(29,904)	(14,676)

Total liabilities and members' deficit	$56,758	$70,772

See accompanying notes to consolidated financial statements.

OPEN ROAD RELEASING, LLC

Consolidated Statements of Operations

Years ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands)

	2014	2013	2012
Revenues	$175,374	$140,350	$117,960
Direct costs:
Distribution and marketing costs	117,717	91,362	117,466
Participations, residuals, and other costs	59,014	25,263	22,884

Total direct costs	176,731	116,625	140,350

Gross profit (loss)	(1,357)	23,725	(22,390)

Operating expenses:
General and administrative	11,746	11,469	10,054
Depreciation and amortization	242	197	147

Total operating expenses	11,988	11,666	10,201

Operating income (loss)	(13,345)	12,059	(32,591)
Interest expense	1,883	2,337	2,143

Net income (loss)	$(15,228)	$9,722	$(34,734)

See accompanying notes to consolidated financial statements.

OPEN ROAD RELEASING, LLC

Consolidated Statements of Changes in Members' Deficit

Years ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands)

Balance as of December 31, 2011	$10,336
Net loss	(34,734)

Balance as of December 31, 2012	$(24,398)
Net income	9,722

Balance as of December 31, 2013	(14,676)
Net loss	(15,228)

Balance as of December 31, 2014	$(29,904)

See accompanying notes to consolidated financial statements.

OPEN ROAD RELEASING, LLC

Consolidated Statements of Cash Flows

Years ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$(15,228)	$9,722	$(34,734)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	242	197	147
Amortization of minimum guarantees	7,153	6,758	6,847
Bad debt	21	—
Amortization of deferred financing cost	669	892	1,062
Amortization on administration agent fees	125	125	125
Changes in operating assets and liabilities:
Accounts receivable	(589)	(17,969)	(11,799)
Deposits and other	35	35	35
Prepaid expenses and other	(419)	(492)	(76)
Minimum guarantees on films	(9,866)	(9,286)	(10,279)
Accounts payable	3,931	(1,172)	4,197
Accrued expenses	(20,464)	10,982	43,168
Deferred compensation	1,412	2,584	1,883
Deferred revenue	10,386	1,677	—

Net cash provided by (used in) operating activities	(22,592)	4,053	576

Cash flows from investing activity:
Purchase of property and equipment	(150)	(200)	(34)

Net cash used in investing activity	(150)	(200)	(34)

Cash flows from financing activities:
Borrowing from credit facility	33,000	25,000	31,700
Repayments to credit facility	(27,000)	(28,000)	(11,700)
Principal payments under capital lease obligation	(50)	(86)	(86)
Deferred financing cost	—	(1,383)	—
Administrative agent fees	—	(125)	(125)
Decrease (increase) in restricted cash	21,436	(2,906)	(20,904)

Net cash provided by (used in) financing activities	27,386	(7,500)	(1,115)

Net increase (decrease) in cash and cash equivalents	4,644	(3,647)	(573)
Cash and cash equivalents at beginning of year	5,771	9,418	9,991

Cash and cash equivalents at end of year	$10,415	$5,771	$9,418

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, excluding deferred financing costs	$812	$1,098	$903

See accompanying notes to consolidated financial statements.

(1) Organization and Operations

        The accompanying financial statements include the consolidated accounts of Open Road Releasing, LLC (the Company), formerly, REGAMC, LLC, and its wholly owned subsidiary Open Road Films, LLC (Open Road Films), formerly, REGAMC Releasing, LLC.

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

(d)   Participations and Residuals Payable

        Participations payable, included in accrued expenses, consist of amounts due under contractual arrangements for producers, participants, and promoted content distribution obligations to founding members under the Operating Agreement. Residuals payable consist of amounts due to talent for the reuse of the talent's work in media subsequent to initial exploitation. These costs are accrued using the individual-film-forecast method. The Company expects that approximately $25.4 million of accrued participations and residuals as of December 31, 2014 will be paid within one year and are included in accrued expenses.

(2) Summary of Significant Accounting Policies (Continued)

(e)   Revenue Recognition and Trade Receivable

        Revenue from the sale or licensing of films is recognized when all of the following criteria have been met: a) persuasive evidence of a sales or licensing arrangement with a customer exists; b) the film is complete and has been delivered or is available for immediate and unconditional delivery; c) the license period of the arrangement has begun; d) the arrangement fee is fixed or determinable; and e) collection of the arrangement fee is reasonably assured. Each film is distributed theatrically to major and independent exhibitors of motion pictures in the United States and certain territories. Home entertainment, subscription and transactional video on demand, free television, and non-theatrical distribution of each film are generally effected through one of the major film distribution, pay subscription, or television broadcasting companies in the United States. Fees from the licensing or sale of film rights are recognized in revenue when all of the aforementioned conditions are met. For variable license fees, the Company recognizes revenue as the customer exploits the film, based on available information, assuming the other revenue recognition criteria are met. For multiple media rights contracts where the contract provides for media holdbacks (defined as contractual media release restrictions), the license fee is allocated to the various media based on management's assessment of the relative fair value of the rights to exploit each media and is recognized as each holdback is released. Amounts due from distributors in excess of the minimum guarantees, if any, are recognized in revenue when such amounts are reported by distributors. Amounts received or contractually due prior to the film's availability are recorded as deferred revenue. Accounts receivable are recorded at invoiced amount and do not bear interest.

(f)    Commitment Fees

        The Company has entered into a credit facility, which requires quarterly payments of commitment fees on the unused facility amount (note 5). Commitment fees of $454 thousand, $571 thousand, and $732 thousand are included in interest expense in the accompanying consolidated statements of operations for the years ended December 31, 2014, 2013, and 2012, respectively.

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

(i)    Concentration of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, and accounts receivable. The Company places its cash investments with high-quality financial institutions. Management believes that

(2) Summary of Significant Accounting Policies (Continued)

credit risk related to the Company's accounts receivable is limited due to the creditworthiness of its customers.

(j)    Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date, as well as the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by the Company's management in the preparation of the financial statements relate to: ultimate revenue, costs, and fair value for minimum guarantees on films. The actual results could differ significantly from those estimates.

(k)   Fair Value of Financial Instruments

        The Company's financial instruments consist principally of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable. The carrying amounts of these instruments approximate fair value due to their short-term maturities.

(3) Film Costs

        Film costs, at December 31, 2014 and 2013 consist of the following (in thousands):

	2014	2013
Minimum guarantees:
Films released	$29,331	$20,265
Films not released	800	—

Total film costs	30,131	20,265
Accumulated amortization	(20,758)	(13,605)

Total minimum guarantee, net	$9,373	$6,660

        Amortization of minimum guarantees is included in participations, residuals, and other costs on the consolidated statements of operations. The Company expects approximately 63% of unamortized minimum guarantees at December 31, 2014 will be amortized during 2015 and 77% of unamortized minimum guarantees for released films will be amortized within three years from the date of the balance sheet. The Company will reach an amortization level of 80% within four years from the date of the balance sheet.

(4) Property and Equipment

        Property and equipment at December 31, 2014 and 2013 consist of the following (in thousands):

	2014	2013
Furniture and office equipment	$347	$337
Computer and software equipment	932	469
Leasehold improvements	49	47

	1,328	853
Accumulated depreciation	(923)	(359)

	$405	$494

(5) Senior Revolving Credit Facility

        On August 22, 2013, the Company amended and restated the existing senior secured revolving credit facility (the Credit Facility) with a syndicate of four banks permitting borrowings up to $100 million and a maturity in August 2018. Amounts borrowed under the Credit Facility either carry interest at one-, two-, three-, or six-month LIBOR plus 3.25%, or are base rate loans, which bear fluctuating interest rates per annum equal to the highest of the federal funds rate plus 0.5%, the Bank of America prime rate, or the Eurodollar rate plus 1.0%. The Credit Facility also carries a fee of 0.50% per annum on the unused borrowings, which are calculated and payable quarterly. The Company may borrow against the Credit Facility to the extent of the available borrowing base, as defined. The borrowing base primarily comprises ten-year remaining ultimate revenue and expense estimates, based on contracted distribution rights to motion pictures. Additionally, as part of the borrowing base calculation, there is a discounting calculation and tiered advance rates applied to future net remaining cash flows. There was approximately $36.7 million available under the Credit Facility at December 31, 2014.

        On December 31, 2014, there were four outstanding obligations under the Credit Facility totaling $23 million. The obligations carry interest and maturity dates as follows:

Loan amount (in thousands)	Interest rate	Maturity Date
$8,000	3.41080%	January 15, 2015
8,000	3.41950%	January 29, 2015
2,000	3.41875%	January 30, 2015
5,000	3.18750%	January 30, 2015

$23,000

        The maturity dates may be converted to new obligations for similar or longer maturity periods. On December 31, 2013, there were two outstanding obligations under the Credit Facility totaling $17 million. The amounts outstanding under the Credit Facility are secured by substantially all of the Company's assets.

        Deferred financing costs represent costs incurred in connection with the establishment of the Company's Credit Facility. Deferred financing costs are amortized using the straight-line method over the expected term of the facility of four years. Deferred financing costs were $2.4 million, net of accumulated amortization of $941 thousand as of December 31, 2014 and were $3.1 million, net of accumulated amortization of $270 thousand as of December 31, 2013. Amortization of deferred financing cost of $671 thousand, $889 thousand, and $1,062 thousand for the years ended December 31,

(5) Senior Revolving Credit Facility (Continued)

2014, 2013, and 2012, respectively, is included in interest expense in the accompanying consolidated statements of operations.

        The Credit Facility agreement includes covenants that the Company must comply with on a quarterly or annual basis, including a film performance test and annual limits on selling, general, and administrative expenses. The Company was in compliance with all covenants as of December 31, 2014. In January 2015, the Company converted the maturity dates into new obligations with a maturity period of one month.

(6) Commitments and Contingencies

        At December 31, 2014, the Company had outstanding commitments to pay minimum guarantees and advances on films in the amount of $6.8 million in 2015.

        The Company leases corporate offices in Los Angeles, California, under a seven-year operating lease expiring in 2018.

        Total rental expense from the operating lease was $363 thousand, $339 thousand and $311 thousand for the years ended December 31, 2014, 2013, and 2012 respectively.

        In August 2011, the Company entered into a three-year capital lease for the acquisition of its theatrical distribution software system. The capital lease obligation expired in July 2014 and the Company now pays service fees which are billed and paid on a monthly basis.

        The total future minimum annual payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) at December 31, 2014 are presented below (in thousands):

Operating leases
2015	$465
2016	480
2017	495
2018	294
2019	—

Total minimum payments	$1,734

(7) Members' Deficit

        The members will not be personally liable for any debt, obligation, or liability of the Company solely by reason of being members of the Company.

(8) Deferred Compensation

        The Company has a deferred compensation plan with key executives. Amounts due will be paid in the years 2015, 2016, 2017 and 2018 based on the Company's performance, as defined in the employment agreements. The Company recorded expense of $1.2 million, $2.4 million and $1.8 million for the years ended December 31, 2014, 2013 and 2012 and has a liability of $5.9 million and $4.5 million at December 31, 2014 and 2013, respectively. The Company will continue to estimate the liability and compensation expense in future years.

(9) Related-Party Transactions

        The Company recognized revenue in the amount of $25.8 million, $25.4 million, and $24.9 million from its members for the years ended December 31, 2014, 2013 and 2012 respectively. The Company had $1.6 million and $4.2 million in outstanding accounts receivable at December 31, 2014 and 2013, respectively, from its members. At December 31, 2014, the Company has recorded direct costs of $4.7 million and a $5.8 million liability to its members related to a promoted content distribution obligation as defined in the Company's Operating Agreement. At December 31, 2013, the Company has recorded direct costs of $5.3 million and a $5.4 million liability to its members related to a promoted content distribution obligation. At December 31, 2012, the Company has recorded direct costs of $4.2 million liability to its members related to a promoted content distribution obligation. The Company paid $4.3 million, $4.0 million, and $222 thousand in 2014, 2013, and 2012, respectively, under that agreement. Furthermore, the Company paid $399 thousand, $292 thousand, and $520 thousand in marketing costs to its members for the years ended December 31, 2014, 2013, and 2012, respectively.

(10) Subsequent Events

        In February 2015, the Company converted the maturity dates of all loans disclosed in footnote 5 into new obligations with a maturity date of March 17, 2015 for one of the loans and a maturity date of March 31, 2015 for the remaining loans.

        The Company has evaluated subsequent events and transactions for potential recognition or disclosure through March 6, 2015, the date the accompanying financial statements were available to be issued.

Independent Auditor's Report

The Members
Digital Cinema Implementation Partners, LLC

        We have audited the accompanying consolidated financial statements of Digital Cinema Implementation Partners, LLC and Subsidiaries, which comprise the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, members' equity and cash flows for each of the three years in the period ended December 31, 2014, and the related notes to the financial statements.

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

Opinion

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Cinema Implementation Partners, LLC and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in accordance with accounting principles generally accepted in the United States of America.

/s/ COHNREZNICK LLP

Roseland, New Jersey
February 18, 2015

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$15,610	$106,000
Accounts receivable, net	37,379	34,111
Other current assets	240	242

Total current assets	53,229	140,353
Property and equipment, net	836,932	880,532
Deferred financing costs, net	6,622	15,473
Deferred warranty reimbursement costs, net	149,096	171,859
Restricted cash	6,904	8,852
Derivative assets	2,586	5,101
Other noncurrent assets	42,277	42,700

Total assets	$1,097,646	$1,264,870

Liabilities and Members' Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,218	$6,396
Current maturities of long-term debt	—	17,000
Warranty reimbursement liability, current	16,818	11,523

Total current liabilities	24,036	34,919
Warranty reimbursement liability (excluding current)	201,249	216,935
Long-term debt (excluding current)	620,000	811,198
Other noncurrent liabilities	33	58

Total liabilities	845,318	1,063,110
Commitments
Members' equity	252,328	201,760

Total liabilities and members' equity	$1,097,646	$1,264,870

See Notes to Consolidated Financial Statements.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in thousands)

	Years Ended December 31,
	2014	2013	2012
REVENUES
Virtual print fees	$174,769	$172,176	$158,327
Exhibitor lease fees	14,783	14,441	13,114
Alternative content fees	1,364	811	955
Peak period payments	1,483	569	343
Management fees	2,628	2,185	2,149

Subtotal, operating revenues	195,027	190,182	174,888
Warranty reimbursement costs	(23,885)	(23,480)	(23,371)
Exhibitor lease, step-up rent adjustment	(418)	15,957	14,500

Net operating revenues	170,724	182,659	166,017

OPERATING EXPENSES
General and administrative	8,371	6,620	9,796
Depreciation and amortization	60,397	59,804	53,558

Total operating expenses	68,768	66,424	63,354

Operating income	101,956	116,235	102,663

INTEREST EXPENSE
Interest expense	31,305	52,443	58,574
Paid-in-kind interest	(13)	1,472	5,459
Amortization of deferred financing costs	2,869	4,776	7,198
Derivative (gain)	—	(2,490)	(5,161)

Total interest expense	34,161	56,201	66,070

OTHER INCOME (EXPENSE)
Interest income	12	12	5
Gain (loss) on sale of assets	(129)	191	(43)
Loss on refinancing	(5,982)	(11,145)	—
Other income	54	80	197

Total other income (expense)	(6,045)	(10,862)	159

Income before taxes	61,750	49,172	36,752
Income tax expense	456	213	—

Net income	61,294	48,959	36,752
OTHER COMPREHENSIVE INCOME (LOSS)
Gain (loss) on interest rate swap contracts	(2,515)	5,101	—

Comprehensive income	$58,779	$54,060	$36,752

See Notes to Consolidated Financial Statements.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

($ in thousands)

	Years Ended December 31,
	2014	2013	2012
Balance, beginning of year	$201,760	$139,586	$90,047
Capital contributions	6,789	8,114	12,787
Distributions to Members	(15,000)	—	—
Net income	61,294	48,959	36,752

Balance before other comprehensive income (loss)	254,843	196,659	139,586
Other comprehensive income (loss)—gain (loss) on derivatives	(2,515)	5,101	—

Balance, end of year	$252,328	$201,760	$139,586

See Notes to Consolidated Financial Statements.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Years Ended December 31,
	2014	2013	2012
Operating activities:
Net income	$61,294	$48,959	$36,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,397	59,804	53,558
Amortization of deferred warranty reimbursement costs	23,885	23,480	23,371
Amortization of deferred financing costs	2,869	4,776	7,198
Derivative (gain)	—	(2,490)	(5,161)
(Gain) loss on sale of assets	129	(191)	43
Loss on refinancing	5,982	11,145	—
Paid-in-kind interest	(13)	1,472	5,459
Changes in operating assets and liabilities:
Accounts receivable	(3,268)	2,842	(6,977)
Other current and noncurrent assets	425	(15,951)	(14,557)
Accounts payable and accrued liabilities	707	(2,078)	2,432
Warranty reimbursement liability	(8,199)	(4,778)	(2,428)
Payment of prior period warranty reimbursement liability	(2,272)	(1,361)	(528)
Derivative liabilities	—	(26,929)	—
Other noncurrent liabilities	(25)	(18)	34

Net cash provided by operating activities	141,911	98,682	99,196

Investing activities:
Purchase of property and equipment	(17,401)	(39,168)	(160,320)
Payment of prior period property and equipment	(2,407)	(17,299)	(26,341)
Sale of property and equipment	1,955	1,616	298
Restricted cash	1,948	2,543	2,875

Net cash used in investing activities	(15,905)	(52,308)	(183,488)

Financing activities:
Increase in long-term debt	30,000	680,000	90,000
Paydown of long-term debt	(238,185)	(641,150)	(2,200)
Capital contributions from Members	6,789	8,114	12,787
Distributions to Members	(15,000)	—	—
Deferred financing costs	—	(6,499)	—

Net cash provided by (used in) financing activities	(216,396)	40,465	100,587

Net increase (decrease) in cash and cash equivalents	(90,390)	86,839	16,295
Cash and cash equivalents, beginning of year	106,000	19,161	2,866

Cash and cash equivalents, end of year	$15,610	$106,000	$19,161

Supplemental schedule of non-cash investing and financing activities:
Additiones to property and equipment included in accounts payable and accrued liabilities	$1,480	$2,407	$17,378

Warranty reimbursement payable in accounts payable and accrued liabilities	$3,314	$2,272	$1,361

Deferred warranty asset and warranty reimbursement obligation	$1,122	$4,988	$(6,035)

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

        On March 10, 2010, the Company completed an initial financing transaction for the deployment of Digital Systems utilizing its subsidiary entities Kasima, LLC ("Kasima"), Kasima Holdings, LLC ("Holdings") and Kasima Parent Holdings, LLC ("Parent") to execute its business plan. Kasima is a wholly-owned subsidiary of Holdings, Holdings is a wholly-owned subsidiary of Parent and Parent is a wholly-owned subsidiary of DCIP. As part of the initial financing transaction, Parent entered into a note purchase agreement with a third-party investment fund. On March 31, 2011, the Company obtained the incremental financing necessary to complete its planned deployment of Digital Systems and on May 17, 2013, the Company refinanced all of its outstanding senior secured debt, extending the term of that debt and lowering its effective interest rate. On March 31, 2014, Parent repaid, in full, the outstanding notes under the note purchase agreement. See Note 3 for a more detailed description of these financing transactions.

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

        On June 20, 2011, DCIP and Canadian Digital Cinema Partnership ("CDCP") entered into a long-term management services agreement (an "MSA" and with respect to CDCP, the "CDCP MSA") to manage a similar deployment of Digital Systems in Canada and to perform certain other specified services for CDCP related thereto (see Note 2). CDCP is a Canadian limited partnership formed by Cineplex Entertainment LP ("Cineplex") and Empire Theatres Ltd. ("Empire") to facilitate the purchase and deployment of Digital Systems to their theatres in Canada. On April 1, 2012, DCIP entered into a long-term MSA with Cinemark USA, Inc., a Texas corporation and an affiliate of Cinemark, to manage deployment of Digital Systems to theatres operated by its affiliates in Latin America (the "CNI MSA"). On September 1, 2014, DCIP entered into a long-term MSA with AC JV, LLC ("Fathom Events"), an affiliate of the Exhibitors, to provide it with management services.

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

Concentration of credit risk

        For the years ended December 31, 2014, 2013 and 2012, the Company had five customers that represented 56%, 55% and 56%, respectively, of operating revenues and at December 31, 2014 and 2013, five customers that represented 61% and 66%, respectively, of net accounts receivable. These customers are each parties to DCDAs. None of the Company's other customers individually represented more than 10% of operating revenues or accounts receivable at December 31, 2014 or 2013, or for the years ended December 31, 2014, 2013 and 2012.

        The Company has credit risk associated with certain accounts receivable, which consists primarily of amounts owed by the Major Studios and other digital content distributors. The Company actively monitors the status of its accounts receivable and has mechanisms in place to minimize the potential for incurring material accounts receivable credit losses. At December 31, 2014 and 2013, management has determined that there is no requirement for an allowance for doubtful accounts.

Concentration of suppliers

        The Company currently purchases Digital System components from a limited number of suppliers. In 2014, four suppliers represented 85% of the amount spent by the Company on Digital System

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

component purchases, and in 2013 and 2012, two suppliers represented 68% and 81%, respectively, of the amount spent by the Company on Digital System component purchases.

Concentration in foreign countries

        The Company originally leased Digital Systems to AMC (pursuant to its ELA) for theatres located in Canada and receives revenues from CDCP pursuant to the CDCP MSA. In 2013, AMC sold the last of its Canadian theatres and, as a result, the Company no longer leases Digital Systems to AMC in Canada. The revenue previously earned from these operations was paid to the Company in U.S. dollars. For the years ended December 31, 2014, 2013 and 2012, revenues earned from Canadian sources totaled $1,776,000, $1,784,000 and $2,494,000, respectively. The carrying value of equipment deployed in Canada at December 31, 2014 and 2013 was zero. Revenue earned by the Company under the CNI MSA for theatres located in Latin America was $794,000 and $412,000 for the years ended December 31, 2014 and 2013, respectively. The Company did not earn revenue under the CNI MSA during the year ended December 31, 2012.

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

        Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets. Certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis over three to five years. Costs for general and administrative expenses, overhead, maintenance and training, as well as the cost of software coding that does not add functionality to existing systems, are expensed as incurred. Upon the sale or other disposition of any property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and the gain or loss on disposal is included in the consolidated statements of operations and comprehensive income.

Deferred financing costs, net

        Deferred financing costs are amortized on an interest method basis for the Credit Facility and a straight-line basis for the Note Facility, described in Note 7 (prior to its retirement on March 31, 2014), both by a charge to interest expense over the terms of the respective financing agreements.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Accumulated amortization of deferred financing costs at December 31, 2014 and 2013 totaled $4,507,000 and $24,004,000, respectively.

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

        The Company utilizes valuation techniques that maximize the use of observable inputs (Levels 1 and 2) and minimize the use of unobservable inputs (Level 3) within the fair value hierarchy established by the Financial Accounting Standards Board Accounting Standards Codification ("ASC"):

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs reflecting the reporting entity's own assumptions.

        The following table sets forth, by level, the fair value measurements of the Company's consolidated financial assets ($ in thousands):

Fair Value Measurements

	December 31, 2014		Level 1	Level 2	Level 3
Fair value of Interest Rate Swap	$2,586	(1)	$—	$2,586	$—

(1)
Reported in derivative assets on the consolidated balance sheets.

        The fair value of the Company's asset under its Interest Rate Swap (as defined below) is based upon observable market-based inputs that reflect the present values of the difference between estimated future fixed rate payments and future variable receipts and, therefore, is classified within Level 2. The Level 2 fair value of the Company's Interest Rate Swap at December 31, 2013 was $5,101.

Accounting for derivatives

        In March 2010, the Company executed (and in March 2011 amended) an interest rate swap agreement (as amended, the "Initial Swap") and an interest rate cap agreement (the "Initial Cap") to limit the Company's exposure to changes in interest rates. In May 2013, the Company terminated and made settlement payments in respect of the Initial Swap and Initial Cap (see Note 7) and executed new interest rate swap agreements (the "Interest Rate Swap"). Derivative financial instruments such as the Initial Swap, the Initial Cap and the current Interest Rate Swap are recorded at fair value. Changes in the fair value of derivative financial instruments are either recognized in accumulated other comprehensive income (loss) (a component of member's equity) or in the consolidated statements of operations and comprehensive income depending on whether the derivative is being used to hedge changes in cash flows or fair value. The Company determined that the Initial Swap and Initial Cap were not effective hedging transactions; therefore, the changes in market value of the Initial Swap and

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Initial Cap were recorded as a component of interest expense in the consolidated statements of operations and comprehensive income. The Company has determined that the Interest Rate Swap is an effective cash flow hedging instrument and, as a result, changes in the fair value of the Interest Rate Swap are recognized in other comprehensive income (loss).

Income taxes

        The Company is a limited liability company and, as such, is treated as a partnership for federal and state income tax purposes. Accordingly, as a partnership for tax purposes, the Company is not a taxable entity for federal income taxes and is not subject to significant state income taxes. However, the Company does pay certain state taxes based on revenue that are reported as income tax expense on the consolidated statements of operations and comprehensive income. Income or loss of the Company as a limited liability company is reported to and included in the individual income tax returns of its members. Tax years ended on or about December 31, 2014, 2013, 2012 and 2011 remain open to examination by federal and state taxing authorities with regard to the allocation of income or losses by the Company to its members.

Impairment of long-lived assets

        The Company reviews the recoverability of its long-lived assets when events or conditions exist that indicate a possible impairment. The assessment for recoverability is based primarily on the Company's ability to recover the carrying value of its long-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of an asset, the asset is deemed not to be recoverable and possibly impaired. The Company then estimates the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the carrying value of the asset exceeds its fair value. Fair value is determined by computing the expected future discounted cash flows. No impairment charges were recorded for the years ended December 31, 2014, 2013 or 2012.

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

        The DCDAs with the Major Studios require the payment of VPFs for a period that ends on the earlier to occur of (i) the tenth anniversary of the "mean deployment date" for all Digital Systems scheduled to be deployed over a period of up to five years, or (ii) the date the Company achieves "cost recoupment", each as defined in the DCDAs. Cost recoupment occurs when revenues attributable to the Digital Systems exceed the costs associated with their purchase (including financing), deployment, administration and other allowed amounts, all as defined in the DCDAs.

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

        The Company generates multiple revenue streams from the leased Digital Systems under the ELAs as follows:

    Lease fees are payable by the Exhibitors monthly and prior to March 31, 2014 were comprised of a fixed base lease rate plus a "step-up" rate component for all equipment (regardless of lease commencement date) that was to occur on October 1, 2016. The Company recognized lease revenue from these fees on a straight-line method making an allowance for the step-up in rent that was to occur. On March 31, 2014, the ELAs were amended to remove the scheduled step-up lease payments. The accumulated effects of the amendments are being amortized on a straight-line basis as a reduction in revenue over the remaining terms of the ELAs.

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

        In accordance with the ELAs the Exhibitors are required to acquire extended warranties with respect to the leased Digital Systems covering the period from the expiration of the initial included manufacturer's warranty through the date of repayment of the Credit Facility and Note Facility (each as defined in Note 7) (the "Warranty End Date"), but in no event later than 12 years from the effective date of the ELAs. Following the Warranty End Date, the Exhibitors may choose to continue extended warranty coverage through the expiration of the DCDAs (the "DCDA End Date"). The DCDA End Date will occur on the earlier of (i) the tenth anniversary of the "mean deployment date" of the

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Digital Systems or (ii) the date the Company achieves "cost recoupment", each as defined in the DCDAs. The Company expects that the Exhibitors will maintain extended warranty coverage through the DCDA End Date. Pursuant to the ELAs, the Company is required to reimburse the Exhibitor for the costs of the extended warranties (and/or equipment replacement costs) subject to quarterly caps set forth in the ELAs. This contractual obligation by the Company to incur costs at a future date for the extended warranties or replacement costs when the leased equipment is purchased creates a liability at the purchase date and a contra revenue adjustment in respect of revenues derived under the ELAs that is recognized on a straight-line basis over the term of the lease.

        The Company also earns revenues in respect of the services DCIP provides under the MSAs. The revenues are earned ratably as the services are performed under the agreement.

Subsequent events

        The Company has evaluated subsequent events through February 18, 2015, which is the date the consolidated financial statements were available to be issued.

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

Note 4—Consolidated Balance Sheet Components

Restricted cash

        The Company had restricted cash of $6,904,000 and $8,852,000 at December 31, 2014 and 2013, respectively, in the form of an interest reserve escrow account related to the Credit Facility (see Note 7) and an excess cost escrow account for the funding of Digital Systems in excess of costs caps established in the related credit agreement.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Consolidated Balance Sheet Components (Continued)

Accounts receivable, net

        Accounts receivable, net consists of the following ($ in thousands):

	December 31,
	2014	2013
Accounts receivable	$38,527	$35,315
Accrued revenue	93	30
Deferred revenue(1)	(1,241)	(1,234)

Total accounts receivable, net	$37,379	$34,111

(1)
Deferred revenue consists of unearned amounts billed but not collected at December 31, 2014 and 2013.

Accounts payable and accrued liabilities

        Accounts payable and accrued liabilities consists of the following ($ in thousands):

	December 31,
	2014	2013
Warranty reimbursement payable	$3,314	$2,272
Accrued bonus and compensation	2,123	1,386
Accrued equipment purchases leased to others	966	1,823
Accounts payable	502	618
Accrued taxes payable	148	112
Accrued interest payable	65	132
Other accrued liabilities	56	53
Accrued equipment purchases, not deployed	44	—

Total accounts payable and accrued liabilities	$7,218	$6,396

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Property and Equipment, net

        Property and equipment, net consists of the following ($ in thousands):

	December 31,
	2014	2013
Equipment leased to others(1)	$1,047,147	$1,031,302
Equipment, not deployed	1,731	1,821
Computer equipment and software	5,908	5,553
Leasehold improvements	402	394
Furniture and fixtures	262	258

Total property and equipment	1,055,450	1,039,328
Less accumulated depreciation and amortization	(218,518)	(158,796)

Property and equipment, net	$836,932	$880,532

(1)
At December 31, 2014 and 2013, the approximate cost and carrying value of equipment leased to others was $1,047,000 and $1,031,000 and $834,000 and $877,000, respectively.

Note 6—Exhibitor Lease Fees

        The Company earns lease revenues and other fees through the lease of Digital Systems to the Exhibitors in accordance with the ELAs described in Note 2. The aggregate future minimum lease revenues due under non-cancellable equipment lease agreements that have initial or remaining terms in excess of one year as of December 31, 2014 are as follows ($ in thousands):

Year ending December 31,	Amount
2015	$14,903
2016	14,903
2017	14,903
2018	14,903
2019	14,903
Thereafter	51,095

Total	$125,610

        Revenues earned under the ELAs for the years ended December 31, 2014, 2013 and 2012 totaled $16,368,000, $15,252,000 and $13,649,000, respectively.

Note 7—Long-term Debt

Credit facilities

        On March 10, 2010, DCIP, Holdings and Kasima entered into a credit agreement with JPMorgan Chase Bank, N.A. as Administrative Agent and a group of lenders which agreed to provide Kasima a $110 million revolving line of credit ("Initial Revolver") and a $335 million delayed draw term loan ("Initial Term Loan"). On March 31, 2011, this credit agreement was amended and restated to include a $220 million incremental term loan (the "Incremental Term Loan" and together with the Initial Revolver and the Initial Term Loan, the "Initial Credit Facility"). Borrowings under the Initial Credit

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Long-term Debt (Continued)

Facility were used (i) to fund the purchase and installation of Digital Systems by Kasima, (ii) to reimburse the Company for its permitted operating expenses associated with management services it provides to Kasima and Holdings pursuant to the MSA, (iii) to fund payment of fees, interest and expenses payable under the Initial Credit Facility, (iv) to fund permitted distributions in respect of the Parent Notes and (v) for other permitted operating expenses of Kasima and Holdings including interest reserve requirements, closing costs and upfront fees associated with the Initial Credit Facility. All costs of the Digital Systems exceeding established caps were funded by capital contributions from the Founding Members.

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

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Long-term Debt (Continued)

        The Revolver is available, subject to certain conditions, through May 17, 2018, its maturity date. The maturity date of the Term Loan B is May 17, 2021 (the "Term Loan B Maturity Date"). At December 31, 2014, the Revolver was undrawn. The Revolver and Term Loan B borrowings each bear interest, at the option of Kasima, at either the Adjusted LIBO Rate or the Alternate Base Rate, each as defined in the Credit Facility, plus the defined Applicable Rate, which is 1.50% in the case of borrowings based on the Alternate Base Rate and 2.50% for borrowings based on the Adjusted LIBO Rate. The Term Loan B is further subject to an Adjusted LIBO Rate floor of .75%. The commitment fee on undrawn amounts in respect of the Revolver is 0.50% per annum.

        The Term Loan B amortizes at 1.25% of its original principal amount per annum, payable in quarterly increments of $8.5 million commencing on September 30, 2014 with the remaining balance, including any unpaid interest and fees, payable on the Term Loan B Maturity Date. Prepayments of the Term Loan B reduce future mandatory amortization payments on a dollar-for-dollar basis. Commencing with the defined Test Date in respect of the fiscal year ended December 31, 2014 and annually on each Test Date thereafter, Kasima will prepay Term Loan B borrowings in an aggregate amount equal to 100% of defined Excess Cash Flow (generally the amount by which Cash Flow from Operations exceeds Consolidated Fixed Charges, each as defined, for the prior fiscal year); provided, however, that commencing with the Test Date in respect of the fiscal year ending December 31, 2017, any prepayments made in respect of Excess Cash Flow will be first used to prepay any outstanding borrowings under the Revolver and to permanently reduce the commitments thereunder. Kasima may at any time terminate or permanently reduce commitments under the Credit Facility without premium or penalty in $5 million increments of not less than $20 million.

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

        Under the Credit Facility, the Borrower is required to maintain compliance with certain financial covenants. Material covenants included an interest coverage ratio, minimum average revenues per deployed screen, and capital expenditure limitations. At December 31, 2014, the Borrower was in compliance with all of its Credit Facility covenants.

        On March 10, 2010, Parent entered into a Note Purchase Agreement with Wilmington Trust Company as Parent Note Agent pursuant to which a group of mezzanine debt funds (the "Noteholders") affiliated with Highbridge Mezzanine Partners agreed to purchase, subject to certain conditions, notes (the "Parent Notes") issued by Parent due March 10, 2025 (the "Note Maturity Date") totaling $135 million (the "Note Facility"). The first purchase of Parent Notes occurred on March 10, 2010 in the amount of $52.5 million. The second purchase of Parent Notes occurred on May 14, 2010 in the amount of $28.8 million. The final purchase of Parent Notes occurred on April 6, 2011 in the amount of $53.7 million. The proceeds of the Note Facility are being and will be used for the purposes described for the Credit Facility above. The Company provides management services to Parent and is reimbursed for its out-of-pocket expenses up to a cap set forth in a management services agreement between the Company and Parent. All net proceeds of the Note Facility are being and will be contributed as equity to Holdings and then to Kasima, by each of Parent and Holdings, respectively. The Parent Notes issued bear interest at 15.12% per annum, of which 12.0% (the "Current Yield") is

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Long-term Debt (Continued)

paid in cash quarterly subject to restrictions set forth in the Credit Facility. Accrued and unpaid interest ("PIK Interest") is added to the outstanding principal balance of Parent Notes on each Current Yield payment date. All outstanding Parent Notes together with any PIK Interest are due on the Note Maturity Date. The Company repaid the Parent Notes in full on March 31, 2014.

        The Company's long-term debt at December 31, 2014 and 2013 consisted of the following ($ in thousands):

			Carrying Amount
	Maturity Date	Interest Rate(2)
Instrument			2014	2013
Term Loan B	5/17/2021	3.25%	$620,000	$680,000
Parent Notes(1)			—	148,198

Total Long-term Debt			$620,000	$828,198

(1)
Parent Notes include PIK Interest of $13,198 at December 31, 2013.

(2)
Interest rates in effect at December 31, 2014. At December 31, 2013, Parent Notes and Term Loan B interest rates were 15.12% and 3.25% respectively.

        The Company's aggregate maturities of long-term debt are as follows ($ in thousands):

Years ending December 31,	Amount
2015	$—
2016	25,000
2017	34,000
2018	34,000
2019	34,000
Thereafter	493,000

Total	$620,000

        Interest expense on long-term debt was $31,292,000, $53,915,000 and $64,033,000 for the years ended December 31, 2014, 2013 and 2012, respectively, consisting of cash interest of $31,305,000, $52,443,000 and $58,574,000, respectively, and PIK Interest of ($13,000), $1,472,000 and $5,459,000, respectively.

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

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Long-term Debt (Continued)

        The Interest Rate Swap contracts were entered into for interest expense cost protection from rising variable interest rates and are associated with the Company's Term Loan B which matures on May 17, 2021. Under the Interest Rate Swap contracts, the Company receives current market LIBO Rate interest payments, subject to an interest rate floor for the Term Loan B of 0.75% per annum, and pays a fixed rate of 1.29% calculated on the same notional principal amount (the "Notional Swap Amount") which changes for each fiscal quarter commencing as of the quarter ended June 30, 2013 and terminating on the contract expiration date of December 31, 2019. The Notional Swap Amount for the quarterly period ended December 31, 2014 was $507,292,000 and the then-current market LIBO Rate interest was 0.54% per annum. The protection afforded by the Interest Rate Swap extends until December 31, 2019 and the Notional Swap Amount decreases quarterly beginning September 30, 2014.

Note 8—Retirement Plan

        The Company maintains a defined contribution plan for eligible employees under Section 401(k) of the Internal Revenue Code. The Company's plan provides for eligible employees to contribute up to 80% of eligible compensation with a Company contribution of 4% of eligible wages for 2014 and 2013 and a match of 50% of the first 6% of employee contributions for 2012 and prior years. All employees are eligible to participate in the plan upon hire. The Company's contributions to the plan totaled $138,000, $130,000 and $48,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 9—Commitments

Operating leases

        The Company has leased facilities in the states of New Jersey, Colorado and Minnesota. The aggregate future minimum lease payments under non-cancellable operating leases that have initial or remaining terms in excess of one year as of December 31, 2014 are as follows ($ in thousands):

Year Ending December 31,	Amount
2015	$171
2016	168
2017	120
2018	9
2019	—

Total	$468

        Rent expense for operating leases for the years ended December 31, 2014, 2013 and 2012 totaled $167,000, $142,000 and $213,000, respectively.

Employment agreements

        The Company has employment agreements with two of its key executives setting forth key compensation terms (generally annual salary plus a defined bonus) and providing each executive with a severance benefit in the case the executive's employment is terminated without cause or the executive resigns with good reason, each as defined.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Related Party Transactions

        At December 31, 2014, all of the Company's Digital Systems are leased to the Exhibitors under the ELAs. For the years ended December 31, 2014, 2013 and 2012, revenues earned from the Exhibitors totaled $16,368,000, $15,252,000 and $13,649,000, respectively. Net accounts receivable due from the Exhibitors totaled $2,456,000 and $1,054,000 at December 31, 2014 and 2013, respectively, and will be settled in cash. Payments under the ELAs are generally due on the fifth day of the month after billing. At times, the Company purchases digital equipment from the Exhibitors at cost subject to caps established in the ELAs. For the years ended December 31, 2014 and 2013, the Company had no liability for reimbursement of equipment purchases due to the Exhibitors. The $218,067,000 warranty reimbursement liability represents a liability to reimburse the Exhibitors for the extended equipment warranty and other replacement costs (as defined in the ELAs) as cash payments that began in 2011 and continues through the DCDA End Date (see Note 2). Warranty reimbursements earned for the years ended December 31, 2014, 2013 and 2012 totaled $11,513,000, $7,051,000 and $3,789,000, respectively. Cash reimbursement payments for the years ended December 31, 2014, 2013 and 2012 totaled $10,471,000, $6,141,000 and $2,956,000, and payables totaled $3,314,000 and $2,272,000 as of December 31, 2014 and 2013, respectively.

        In 2014, 2013 and 2012, the Exhibitors terminated their ELAs with respect to an aggregate of 35, six and 23 Digital Systems, respectively. Pursuant to the terms of the ELAs, the Exhibitors were required to purchase these Digital Systems from the Company at a defined Termination Amount per Digital System. In 2014, 2013 and 2012, total Termination Amounts paid by the Exhibitors in the aggregate were $1,955,000, $1,616,000 and $298,000, respectively, resulting in a gain (loss) on sale to the Company of ($129,000), $191,000 and ($43,000), in 2014, 2013, and 2012 respectively.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable

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

        Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 12a-15(f) of the Exchange Act. With management's participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of December 31, 2014, based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their attestation report in Item 8 of Part II of this Annual Report on Form 10-K.

  (c)
  Changes in internal control over financial reporting.

        The Company implemented a new sales audit and film payable system during the last quarter ended December 31, 2014. This implementation allowed for the retirement of a legacy system and provides efficiency in the day-to-day functions of reviewing box office sales and accruing and paying film payables. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published an updated Internal Control—Integrated Framework (2013) and related illustrative documents. The Company adopted the new framework in 2014.

        To comply with the requirements of Section 404 of the Sarbanes—Oxley Act of 2002, the Company designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting across the enterprise. The assessment of the effectiveness of the company's internal control over financial reporting was based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Item 9B.    Other Information

        None

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        For information with respect to the executive officers of the Company, see "Executive Officers" included as a separate item at the end of Part I of this Report.

        We have a Code of Business Conduct and Ethics that applies to all of our associates, including our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. These standards are designed to deter wrongdoing and to promote honest and ethical conduct. The Code of Business Conduct and Ethics, which address the subject areas covered by the SEC's rules, may be obtained free of charge through our website: www.amctheatres.com under "Corporate Info" / "Investor Relations" / "Governance Documents." Any amendment to, or waiver from, any provision of the Code of Business Conduct and Ethics required to be disclosed with respect to any senior executive or financial officer shall be posted on this website. The information contained on our website is not part of this Report on Form 10-K.

        All other information called for by this item is hereby incorporated herein by reference to the relevant portions of our definitive proxy statement on Schedule 14A in connection with our 2015 Annual Meeting of Stockholders, to be filed within 120 days after December 31, 2014 (the "Proxy Statement").

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
(1)  The following financial statements are included in Part II Item 8.:

Page
Reports of Independent Registered Public Accounting Firm	69
Consolidated Statements of Operations—Calendar year ended December 31, 2014, calendar year ended December 31, 2013, period August 31, 2012 through December 31, 2012, and period March 30, 2012 through August 30, 2012	71
Consolidated Statements of Comprehensive Income (Loss)	72
Consolidated Balance Sheets—December 31, 2014 and December 31, 2013	73
Consolidated Statements of Cash Flows—Calendar year ended December 31, 2014, calendar year ended December 31, 2013, period August 31, 2012 through December 31, 2012, and period March 30, 2012 through August 30, 2012	74
Consolidated Statements of Stockholders' Equity—Calendar year ended December 31, 2014, calendar year ended December 31, 2013, period August 31, 2012 through December 31, 2012, and period March 30, 2012 through August 30, 2012	75
Notes to Consolidated Financial Statements—Periods ended December 31, 2014, December 31, 2013, December 31, 2012, and March 29, 2012	76
(a)
(2)  Financial Statement Schedules—All schedules have been omitted because the necessary information is included in the Notes to the Consolidated Financial Statements.

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
Date: March 10, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ LIN ZHANG Lin Zhang	Chairman of the Board	March 10, 2015
/s/ GERARDO I. LOPEZ Gerardo I. Lopez	Chief Executive Officer, Director and President (principal executive officer)	March 10, 2015
/s/ ANTHONY J. SAICH Anthony J. Saich	Director	March 10, 2015
/s/ CHAOHUI LIU Chaohui Liu	Director	March 10, 2015
/s/ NING YE Ning Ye	Director	March 10, 2015
/s/ LLOYD HILL Lloyd Hill	Director	March 10, 2015
/s/ JIAN WANG Jian Wang	Director	March 10, 2015
/s/ KATHLEEN PAWLUS Kathleen Pawlus	Director	March 10, 2015

/s/ HOWARD KOCH, JR. Howard Koch, Jr.	Director	March 10, 2015
/s/ CRAIG R. RAMSEY Craig R. Ramsey	Executive Vice President and Chief Financial Officer (principal financial officer)	March 10, 2015
/s/ CHRIS A. COX Chris A. Cox	Senior Vice President and Chief Accounting Officer (principal accounting officer)	March 10, 2015

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated May 21, 2012, by and among AMC Entertainment Holdings, Inc., Dalian Wanda Group Co., Ltd. and, solely with respect to certain sections, the stockholder representative referenced therein (incorporated by reference from Exhibit 2.1 to the Company's Registration Statement on Form S-1 (File No. 333-190904) filed on October 8, 2013, as amended).
3.1
Third Amended and Restated Certificate of Incorporation of AMC Entertainment Holdings, Inc. (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 1-33892) filed on December 23, 2013, as amended).
3.2
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
4.2(b)
First Supplemental Indenture, dated as of April 27, 2012, respecting AMC Entertainment Inc.'s 9.75% Senior Subordinated Notes due 2020 (incorporated by reference from Exhibit 4.11(b) to AMC Entertainment Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-168105) filed on July 6, 2012, as amended).
4.2(c)
Second Supplemental Indenture, dated as of June 21, 2012, respecting AMC Entertainment Inc.'s 9.75% Senior Subordinated Notes due 2020 (incorporated by reference from Exhibit 4.2 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on June 22, 2012).
4.2(d)
Third Supplemental Indenture, dated as of January 15, 2014, respecting AMC Entertainment Inc.'s 9.75% Senior Subordinated Notes due 2020, between AMC Entertainment Inc. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.4(d) to the Company's Form 10-K (File No. 1-33892) filed on March 3, 2014).

Exhibit Number	Description
4.3	Indenture, dated as of February 7, 2014, respecting AMC Entertainment Inc.'s 5.875% Senior Subordinated Notes due 2022, among AMC Entertainment Inc. and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on February 10, 2014).
***10.1
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
*10.1(a)***
Amendment No. 1 to the Management Stockholders Agreement of AMC Entertainment Holdings, Inc., dated December 17, 2013, by and among AMC Entertainment Holdings, Inc., Dalian Wanda Group Co., Ltd. and the management stockholders of AMC Entertainment Holdings, Inc. party thereto.
***10.2(a)
Defined Benefit Retirement Income Plan for Certain Employees of American Multi-Cinema, Inc., as Amended and Restated, effective December 31, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.15(a) to AMCE's Form 10-K (File No. 1-8747) filed June 18, 2007).
***10.2(b)
American Multi-Cinema, Inc. Supplemental Executive Retirement Plan, as Amended and Restated, generally effective January 1, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.15(b) to AMCE's Form 10-K (File No. 1-8747) filed June 18, 2007).
***10.3
AMC Non-Qualified Deferred Compensation Plan, as Amended and Restated, effective January 1, 2005 (incorporated by reference from Exhibit 10.22 to AMCE's Form 10-K (File No. 1-08747) filed June 18, 2007).
***10.4
Employment Agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and John D. McDonald which commenced July 1, 2001. (incorporated by reference from Exhibit 10.29 to Amendment No. 1 to the AMCE's Form 10-K (File No. 1-8747) filed on July 27, 2001).
***10.5
Employment Agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Craig R. Ramsey which commenced on July 1, 2001. (incorporated by reference from Exhibit 10.36 to AMCE's Form 10-Q (File No. 1-8747) filed on August 12, 2002).
10.6
Amended and Restated Exhibitor Services Agreement dated as of February 13, 2007 and Amended and Restated as of December 26, 2013, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.) (incorporated by reference from Exhibit 10.2.4 to National CineMedia, Inc.'s Form 10-K (File No. 1-33296) filed February 21, 2014).
10.7
Third Amended and Restated Limited Liability Company Operating Agreement, dated February 13, 2007 between American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc. (incorporated by reference from Exhibit 10.3 to the AMCE's Current Report on Form 8-K (File No. 1-8747) filed February 20, 2007).

Exhibit Number	Description
10.7(a)	First Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of March 16, 2009, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc. (incorporated by reference from Exhibit 10.1.1 to National CineMedia, Inc.'s Form 10-Q (File No. 1-33296) filed August 7, 2009).
10.7(b)
Second Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of August 6, 2010, by and among American Multi-Cinema, Inc., AMC Showplace Theatres, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc. (incorporated by reference from Exhibit 10.1 to National CineMedia, Inc.'s Form 8-K (File No. 1-33296) filed August 10, 2010).
10.7(c)
Third Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated September 3, 2013, by and among American Multi-Cinema, Inc., AMC ShowPlace Theatres, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC, Regal Cinemas, Inc. and National CineMedia, Inc. (incorporated by reference from Exhibit 10.23.5 to National CineMedia, Inc.'s Form 10-K (File No. 1-33296) filed February 22, 2013).
***10.8
Employment Agreement, dated as of November 6, 2002, by and among Kevin M. Connor, AMC Entertainment Inc. and American Multi-Cinema, Inc. (incorporated by reference from Exhibit 10.49 to AMCE's Form 10-K (File No. 1-8747) filed on June 18, 2007).
***10.9
Employment Agreement, dated as of November 24, 2009, by and between Stephen A. Colanero and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.48 to AMCE's Form 10-K (File No. 1-8747) filed on June 3, 2011).
***10.10
Employment Agreement, dated as of July 1, 2001, by and between Mark A. McDonald and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.48 to AMCE's Form 10-K (File No. 1-8747) filed on June 18, 2008).
***10.11
Employment Agreement, dated as of August 18, 2010, by and between Elizabeth Frank and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.65 to AMCE's Form 10-K (File No. 1-8747) filed on March 13, 2013).
***10.12
Management Subscription Agreement, dated as of May 21, 2012, by and among AMC Entertainment Holdings, Inc. and Gerardo I. Lopez (incorporated by reference from Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 333-190904) filed on October 8, 2013, as amended).
***10.13
Management Subscription Agreement, dated as of May 21, 2012, by and among AMC Entertainment Holdings, Inc. and Craig R. Ramsey (incorporated by reference from Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 333-190904) filed on October 8, 2013, as amended).
***10.14
Management Subscription Agreement, dated as of May 21, 2012, by and among AMC Entertainment Holdings, Inc. and Elizabeth Frank (incorporated by reference from Exhibit 10.22 to the Company's Registration Statement on Form S-1 (File No. 333-190904) filed on October 8, 2013, as amended).

Exhibit Number	Description
***10.15	Management Subscription Agreement, dated as of May 21, 2012, by and among AMC Entertainment Holdings, Inc. and John D. McDonald (incorporated by reference from Exhibit 10.23 to the Company's Registration Statement on Form S-1 (File No. 333-190904) filed on October 8, 2013, as amended).
***10.16
Management Subscription Agreement, dated as of May 21, 2012, by and among AMC Entertainment Holdings, Inc. and Mark A. McDonald (incorporated by reference from Exhibit 10.24 to the Company's Registration Statement on Form S-1 (File No. 333-190904) filed on October 8, 2013, as amended).
*10.17	Registration Rights Agreement dated December 23, 2013 by and among AMC Entertainment Holdings, Inc. and Dalian Wanda Group Co., LTD.
10.18
Form of Indemnification Agreement by and between AMC Entertainment Holdings, Inc. and its Directors and Executive Officers (incorporated by reference from Exhibit 10.26 to the Company's Registration Statement on Form S-1 (File No. 333-190904) filed on November 22, 2013, as amended).
***10.19
Employment Agreement, dated as of December 2, 2013, by and among AMC Entertainment Inc. and Gerardo I. Lopez (incorporated by reference from Exhibit 10.27 to the Company's Registration Statement on Form S-1 (File No. 333-190904) filed on December 3, 2013, as amended).
***10.20	Form of Stock Award Agreement (incorporated by reference from Exhibit 10.29 to the Company's Registration Statement on Form S-1 (File No. 333-190904) filed on November 27, 2013, as amended).
***10.21
Form of Performance Stock Unit Award Agreement (incorporated by reference from Exhibit 10.30 to the Company's Registration Statement on Form S-1 (File No. 333-190904) filed on November 27, 2013, as amended).
*10.22	Form of Performance Stock Unit Award Notice and Agreement.
*10.23	Form of Restricted Stock Unit Award Notice and Agreement for individuals covered by Section 162(m) of the Internal Revenue Code.
*10.24	Form of Restricted Stock Unit Award Notice and Agreement.
10.25
Tax Payment Agreement dated October 15, 2013 among Wanda America Investment Holding Co. Ltd, AMC Entertainment Holdings, Inc. and American Multi-Cinema Inc. (incorporated by reference from Exhibit 10.33 to the Company's Form 10-K (File No. 1-33892) filed on March 3, 2014).
***10.26	Non-employee Director Compensation Program (incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (File No. 1-33892) filed on November 7, 2014).
***10.27	AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q (File No. 1-33892) filed on November 7, 2014).
*10.27(a)***	AMC Entertainment Holdings, Inc. Clarifying Amendment to 2013 Equity Incentive Plan.
*10.28***	Employment Agreement, dated as of November 1, 2014, by and among AMC Entertainment Inc. and Christina Sternberg.

Exhibit Number	Description
*10.29	Annual Incentive Compensation Program.
*21	Subsidiaries of AMC Entertainment Holdings, Inc.
*23.1
Consent of KPMG LLP, Independent Registered Public Accounting Firm, as to AMC Entertainment Holdings, Inc.'s consolidated financial statements as of December 31, 2014 and for each of the periods ended December 31, 2014, December 31, 2013 and December 31, 2012.
*23.2	Consent of Deloitte & Touche LLP as to National CineMedia, LLC's financial statements.
*23.3	Consent of CohnReznick LLP, Independent Auditor as to Digital Cinema Implementation Partners, LLC's financial statements.
*23.4	Consent of KPMG, Independent Registered Public Accounting Firm, as to Open Road Releasing, LLC's financial statements.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*32.1	Section 906 Certifications of Gerardo I. Lopez (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.

**
Submitted electronically with this Report.

***
Management contract, compensatory plan or arrangement.