Form 10-Q
period 2015-06-30
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2015-08-05
CIK 1411579

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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

Registrant's telephone number, including area code: (913) 213-2000

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of shares outstanding as of July 17, 2015
Class A common stock Class B common stock	21,575,532 75,826,927

AMC ENTERTAINMENT HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(unaudited)		(unaudited)
Revenues
Admissions	$533,382	$478,667	$952,076	$887,687
Food and beverage	250,516	211,597	451,040	393,361
Other theatre	37,181	36,309	71,087	68,283

Total revenues	821,079	726,573	1,474,203	1,349,331

Operating costs and expenses
Film exhibition costs	295,416	257,220	518,504	469,320
Food and beverage costs	35,807	30,341	64,315	55,464
Operating expense	205,414	189,283	392,672	368,976
Rent	115,022	113,861	232,943	228,805
General and administrative:
Merger, acquisition and transaction costs	261	572	1,839	934
Other	17,737	15,149	22,678	33,369
Depreciation and amortization	57,249	51,750	115,026	106,527

Operating costs and expenses	726,906	658,176	1,347,977	1,263,395

Operating income	94,173	68,397	126,226	85,936
Other expense (income)
Other expense (income)	9,273	(4,157)	9,273	(8,386)
Interest expense:
Corporate borrowings	24,717	27,989	50,796	57,647
Capital and financing lease obligations	2,331	2,486	4,704	5,011
Equity in earnings of non-consolidated entities	(9,362)	(9,597)	(10,686)	(4,213)
Investment expense (income)	(59)	172	(5,202)	(7,685)

Total other expense	26,900	16,893	48,885	42,374

Earnings from continuing operations before income taxes	67,273	51,504	77,341	43,562
Income tax provision	23,350	20,090	27,280	16,990

Earnings from continuing operations	43,923	31,414	50,061	26,572
Gain (loss) from discontinued operations, net of income taxes	—	(21)	—	313

Net earnings	$43,923	$31,393	$50,061	$26,885

Basic earnings per share:
Earnings from continuing operations	$0.45	$0.32	$0.51	$0.27
Earnings from discontinued operations	—	—	—	0.01

Basic earnings per share	$0.45	$0.32	$0.51	$0.28

Average shares outstanding-Basic	97,978	97,507	97,949	97,505
Diluted earnings per share:
Earnings from continuing operations	$0.45	$0.32	$0.51	$0.27
Earnings from discontinued operations	—	—	—	0.01

Diluted earnings per share	$0.45	$0.32	$0.51	$0.28

Average shares outstanding-Diluted	98,037	97,628	97,987	97,628
Dividends declared per basic and diluted common share	$0.20	$0.20	$0.40	$0.20

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(unaudited)		(unaudited)
Net earnings	$43,923	$31,393	$50,061	$26,885
Foreign currency translation adjustment, net of tax	(695)	(599)	281	(433)
Pension and other benefit adjustments:
Net loss arising during the period, net of tax	—	—	(45)	—
Prior service credit arising during the period, net of tax	—	—	746	—
Less: reclassification adjustment for net (gain) loss realized in net earnings, net of tax	6	(210)	(1,693)	(421)
Less: reclassification adjustment for prior service credit realized in net earnings, net of tax	—	(254)	(1,762)	(508)
Less: reclassification adjustment for curtailment gain realized in net earnings, net of tax	—	—	(7,239)	—
Less: reclassification adjustment for settlement gain realized in net earnings, net of tax	—	—	(175)	—
Unrealized net gain on marketable securities:
Unrealized net holding gain (loss) arising during the period, net of tax	(382)	1,340	443	3,359
Less: reclassification adjustment for net gain realized in net earnings, net of tax	(145)	(11)	(149)	(15)
Unrealized net gain from equity method investees' cash flow hedge:
Unrealized net holding gain arising during the period, net of tax	(21)	(240)	(382)	(272)
Less: reclassification adjustment for net loss realized in net earnings, net of tax	117	132	239	263

Other comprehensive income (loss)	(1,120)	158	(9,736)	1,973

Total comprehensive income	$42,803	$31,551	$40,325	$28,858

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$179,340	$218,206
Receivables, net	81,849	99,252
Deferred tax asset	108,071	107,938
Other current assets	93,291	84,343

Total current assets	462,551	509,739
Property, net	1,278,216	1,247,230
Intangible assets, net	221,112	225,515
Goodwill	2,289,800	2,289,800
Deferred tax asset	51,445	73,844
Other long-term assets	436,201	417,604

Total assets	$4,739,325	$4,763,732

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$268,891	$262,635
Accrued expenses and other liabilities	153,604	136,262
Deferred revenues and income	176,806	213,882
Current maturities of corporate borrowings and capital and financing lease obligations	17,615	23,598

Total current liabilities	616,916	636,377
Corporate borrowings	1,748,920	1,775,132
Capital and financing lease obligations	97,662	101,533
Exhibitor services agreement	316,009	316,815
Other long-term liabilities	437,402	419,717

Total liabilities	3,216,909	3,249,574

Commitments and contingencies
Class A common stock (temporary equity) ($.01 par value, 167,211 shares issued and 130,442 shares outstanding as of June 30, 2015; 173,150 shares issued and 136,381 shares outstanding as of December 31, 2014)	1,364	1,426

Stockholders' equity:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 21,445,090 shares issued and outstanding as of June 30, 2015; 21,423,839 shares issued and outstanding as of December 31, 2014)	214	214
Class B common stock ($.01 par value, 75,826,927 shares authorized; 75,826,927 shares issued and outstanding as of June 30, 2015 and December 31, 2014)	758	758
Additional paid-in capital	1,179,782	1,172,515
Treasury stock (36,769 shares as of June 30, 2015 and December 31, 2014, at cost)	(680)	(680)
Accumulated other comprehensive income	3,108	12,844
Accumulated earnings	337,870	327,081

Total stockholders' equity	1,521,052	1,512,732

Total liabilities and stockholders' equity	$4,739,325	$4,763,732

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30, 2015	June 30, 2014
	(unaudited)
Cash flows from operating activities:
Net earnings	$50,061	$26,885
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	115,026	106,527
Gain on extinguishment of debt	—	(8,544)
Amortization of net premium on corporate borrowings	660	738
Deferred income taxes	28,624	15,440
Theatre and other closure expense	2,311	6,863
Loss (gain) on dispositions	281	(469)
Stock-based compensation	7,178	7,668
Equity in earnings and losses from non-consolidated entities, net of distributions	(267)	6,360
Landlord contributions	23,717	20,495
Deferred rent	(12,220)	(8,161)
Net periodic benefit credit	(18,003)	(1,709)
Change in assets and liabilities:
Receivables	33,170	46,142
Other assets	(8,626)	(1,785)
Accounts payable	5,754	(22,751)
Accrued expenses and other liabilities	(31,469)	(88,065)
Other, net	(3,282)	614

Net cash provided by operating activities	192,915	106,248

Cash flows from investing activities:
Capital expenditures	(143,757)	(115,208)
Investments in non-consolidated entities	(192)	(1,060)
Proceeds from the disposition of long-term assets	604	9
Other, net	(915)	1,540

Net cash used in investing activities	(144,260)	(114,719)

Cash flows from financing activities:
Proceeds from issuance of Senior Subordinated Notes due 2025	600,000	—
Proceeds from issuance of Senior Subordinated Notes due 2022	—	375,000
Repurchase of Senior Subordinated Notes due 2020	(626,114)	—
Repurchase of Senior Notes due 2019	—	(639,728)
Payment of initial public offering costs	—	(281)
Cash used to pay dividends	(39,301)	(19,489)
Deferred financing costs	(11,009)	(7,874)
Principal payments under capital and financing lease obligations	(3,826)	(3,388)
Principal payments under Term Loan	(3,875)	(3,875)
Principal amount of coupon payment under Senior Subordinated Notes due 2020	(3,357)	(3,052)

Net cash used in financing activities	(87,482)	(302,687)
Effect of exchange rate changes on cash and equivalents	(39)	9

Net decrease in cash and equivalents	(38,866)	(311,149)
Cash and equivalents at beginning of period	218,206	546,454

Cash and equivalents at end of period	$179,340	$235,305

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $87 and $171)	$53,939	$56,631
Income taxes paid (refunded), net	(1,130)	1,875
Schedule of non-cash investing and financing activities:
Investment in NCM (See Note 2—Investments)	$6,812	$2,137

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        AMC Entertainment Holdings, Inc. ("Holdings"), through its direct and indirect subsidiaries, including AMC Entertainment Inc. ("AMCE"), American Multi-Cinema, Inc. and its subsidiaries, (collectively with Holdings, unless the context otherwise requires, the "Company" or "AMC"), is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres primarily located in the United States. Holdings is an indirect subsidiary of Dalian Wanda Group Co., Ltd. ("Wanda"), a Chinese private conglomerate.

        As of June 30, 2015, Wanda owned approximately 77.85% of Holdings' outstanding common stock and 91.34% of the combined voting power of Holdings' outstanding common stock and has the power to control Holdings' affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), entering into mergers, sales of substantially all of the Company's assets and other extraordinary transactions.

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

        Principles of Consolidation:    The accompanying unaudited consolidated financial statements include the accounts of Holdings and all subsidiaries, as discussed above, and should be read in conjunction with the Company's Annual Report on Form 10-K for the twelve months ended December 31, 2014. The June 30, 2015 consolidated balance sheet data does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company's financial position and results of operations. All significant intercompany balances and transactions have been eliminated in consolidation. There are no noncontrolling (minority) interests in the Company's consolidated subsidiaries; consequently, all of its stockholders' equity, net earnings (loss) and comprehensive income (loss) for the periods presented are attributable to controlling interests. Due to the seasonal nature of the Company's business, results for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2015. The Company manages its business under one reportable segment called Theatrical Exhibition.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

NOTE 1—BASIS OF PRESENTATION (Continued)

        Other Expense (Income):    The following table sets forth the components of other expense (income):

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Loss on redemption of 9.75% Senior Subordinated Notes due 2020	$9,273	$—	$9,273	$—
Gain on redemption of 8.75% Senior Notes due 2019	—	(4,157)	—	(8,386)

Other expense (income)	$9,273	$(4,157)	$9,273	$(8,386)

        Presentation:    In the Consolidated Statements of Cash Flows, certain line items within operating activities have been presented separately from the "other, net" line item in the current year presentation, with conforming reclassifications made for the prior period presentation.

NOTE 2—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the Consolidated Balance Sheets in other long-term assets. Investments in non-consolidated affiliates as of June 30, 2015, include interests in National CineMedia, LLC ("NCM" or "NCM LLC") of 15.04%, Digital Cinema Implementation Partners, LLC ("DCIP") of 29%, Open Road Releasing, LLC, operator of Open Road Films, LLC ("Open Road Films") of 50%, AC JV, LLC ("AC JV"), owner of Fathom Events of 32%, and interest in two U.S. motion picture theatres and one IMAX screen of 50%. Indebtedness held by equity method investees is non-recourse to the Company.

        RealD Inc. Common Stock.    The Company holds an investment in RealD Inc. common stock, which is accounted for as an equity security, available for sale, and is recorded in the Consolidated Balance Sheets in other long-term assets at fair value (Level 1).

Equity in Earnings (Losses) of Non-Consolidated Entities

        Aggregated condensed financial information of the Company's significant non-consolidated equity method investments is shown below:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues	$161,352	$143,296	$278,993	$256,184
Operating costs and expenses	102,431	97,831	241,328	207,991

Net earnings	$58,921	$45,465	$37,665	$48,193

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

NOTE 2—INVESTMENTS (Continued)

        The components of the Company's recorded equity in earnings (losses) of non-consolidated entities are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
National CineMedia, LLC	$5,568	$3,129	$(1,071)	$2,009
Digital Cinema Implementation Partners, LLC	5,162	5,898	10,591	9,545
Open Road Releasing, LLC	(1,716)	—	(430)	(8,080)
AC JV, LLC	188	356	1,226	638
Other	160	214	370	101

The Company's recorded equity in earnings	$9,362	$9,597	$10,686	$4,213

        NCM Transactions.    As of June 30, 2015, the Company owns 19,663,664 common membership units, or a 15.04% interest, in NCM. The estimated fair market value of the units in NCM was approximately $313,832,000, based on the publically quoted price per share of NCM, Inc. on June 30, 2015 of $15.96 per share. See Note 10—Commitments and Contingencies for information regarding the termination of the Screenvision, LLC merger agreement and the expenses associated with the termination.

        The Company recorded the following related party transactions with NCM:

(In thousands)	June 30, 2015	December 31, 2014
Due from NCM for on-screen advertising revenue	$2,491	$2,072
Due to NCM for Exhibitor Services Agreement	1,826	1,784
Promissory note payable to NCM	6,944	6,944

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
NCM screen advertising revenues, net of screen integration fee	$9,323	$8,744	$17,971	$17,372
NCM beverage advertising expense	3,001	3,281	5,515	6,190

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

NOTE 2—INVESTMENTS (Continued)

        The Company recorded the following changes in the carrying amount of its investment in NCM and equity in losses of NCM during the six months ended June 30, 2015:

(In thousands)	Investment in NCM(1)	Exhibitor Services Agreement(2)	Other Comprehensive (Income)	Cash Received	Equity in Losses	Advertising (Revenue)
Ending balance December 31, 2014	$265,839	$(316,815)	$(3,780)
Receipt of common units(3)	6,812	(6,812)	—
Receipt of excess cash distributions	(9,071)	—	—	$9,071	$—	$—
Amortization of deferred revenue	—	7,618	—	—	—	(7,618)
Unrealized gain from cash flow hedge	234	—	(234)	—	—	—
Equity in earnings and loss from amortization of basis difference(4)(5)	(1,071)	—	—	—	1,071	—

For the period ended or balance as of June 30, 2015	$262,743	$(316,009)	$(4,014)	$9,071	$1,071	$(7,618)

(1)
After Wanda acquired Holdings on August 30, 2012, the Company's investment in NCM consisted of a single investment tranche (Tranche 1 Investment) consisting of 17,323,782 membership units. Subsequent membership units received as provided under the Common Unit Adjustment Agreement dated as of February 13, 2007, are recorded in a separate tranche (Tranche 2 Investments).

(2)
Represents the unamortized portion of the Exhibitor Services Agreement ("ESA") with NCM. Such amounts are being amortized to other theatre revenues over the remainder of the 30 year term of the ESA ending in 2036, using a units-of-revenue method, as described in ASC 470-10-35 (formerly EITF 88-18, Sales of Future Revenues).

(3)
In March 2015, the Company received 469,163 membership units recorded at a fair value (Level 1) of $14.52 per unit with a corresponding credit to the ESA.

(4)
Reflects percentage ownership of NCM's earnings on both Tranche 1 and Tranche 2 Investments.

(5)
Certain differences between the Company's carrying value and the Company's share of NCM's membership equity have been identified and are amortized to equity in earnings over the respective lives of the assets and liabilities.

        During the six months ended June 30, 2015 and June 30, 2014, the Company received payments of $5,352,000 and $8,045,000, respectively, related to the NCM tax receivable agreement. The receipts are recorded in investment expense (income), net of related amortization, for the NCM tax receivable agreement intangible asset.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

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

        The Company recorded the following related party transactions with DCIP:

(In thousands)	June 30, 2015	December 31, 2014
Due from DCIP for equipment and warranty purchases	$1,273	$1,048
Deferred rent liability for digital projectors	8,878	9,031

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Digital equipment rental expense (continuing operations)	$1,382	$1,085	$2,676	$4,002

        Open Road Films Transactions.    For the three months and six months ended June 30, 2015 and June 30, 2014, the Company suspended equity method accounting for its investment in Open Road Films when the negative investment in Open Road Films reached the Company's capital commitment of $10,000,000.

        The Company recorded the following related party transactions with Open Road Films:

(In thousands)	June 30, 2015	December 31, 2014
Due from Open Road Films	$1,616	$2,560
Film rent payable to Open Road Films	1,426	709

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Gross film exhibition cost on Open Road Films	$2,040	$3,400	$3,440	$9,100

        AC JV Transactions.    The Company recorded the following related party transactions with AC JV:

(In thousands)	June 30, 2015	December 31, 2014
Due to AC JV for Fathom Events programming	$494	$333

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Gross exhibition cost on Fathom Events programming	$1,483	$1,559	$4,069	$2,515

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

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

Dividends

        The following is a summary of dividends and dividend equivalents paid to stockholders during the six months ended June 30, 2015:

Declaration Date	Record Date	Date Paid	Amount per Share of Common Stock	Total Amount Declared (In thousands)
February 3, 2015	March 9, 2015	March 23, 2015	$0.20	$19,637
April 27, 2015	June 8, 2015	June 22, 2015	0.20	19,635

        During the six months ended June 30, 2015, the Company paid dividends and dividend equivalents of $39,301,000, increased additional paid-in capital for recognition of deferred tax assets of $134,000 related to the dividend equivalents paid and accrued $196,000 for the remaining unpaid dividends at June 30, 2015. The aggregate dividends paid for Class A common stock, Class B common stock, and dividend equivalents were approximately $8,630,000, $30,330,000, and $341,000, respectively, during the six months ended June 30, 2015.

Related Party Transaction

        As of June 30, 2015 and December 31, 2014, the Company recorded a receivable due from Wanda of $416,000 and $156,000, respectively, for reimbursement of general administrative and other expense incurred on behalf of Wanda.

Temporary Equity

        Certain members of management have the right to require Holdings to repurchase the Class A common stock held by them under certain limited circumstances pursuant to the terms of a stockholders agreement. Beginning on January 1, 2016 (or upon the termination of a management stockholder's employment by the Company without cause, by the management stockholder for good reason, or due to the management stockholder's death or disability) management stockholders will have the right, in limited circumstances, to require Holdings to purchase shares that are not fully and freely tradeable at a price equal to the price per share paid by such management stockholder with

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

NOTE 3—STOCKHOLDERS' EQUITY (Continued)

appropriate adjustments for any subsequent events such as dividends, splits, or combinations. The shares of Class A common stock subject to the stockholder agreement are classified as temporary equity, apart from permanent equity, as a result of the contingent redemption feature contained in the stockholder agreement. The Company determined the amount reflected in temporary equity for the Class A common stock based on the price paid per share by the management stockholders and Wanda on August 30, 2012, the date Wanda acquired Holdings. During the three months ended June 30, 2015, one holder of 5,939 shares relinquished his put right, therefore the related share amount of $62,000 was reclassified to stockholders' equity.

Stock-Based Compensation

        Holdings adopted a stock-based compensation plan in December of 2013.

        The Company recognized stock-based compensation expense of $1,439,000 and $1,311,000 within general and administrative: other during the three months ended June 30, 2015 and June 30, 2014, respectively, and $7,178,000 and $7,668,000 during the six months ended June 30, 2015 and June 30, 2014, respectively. The Company's financial statements reflect an increase to additional paid-in capital related to stock-based compensation of $7,178,000 during the six months ended June 30, 2015. As of June 30, 2015, there was approximately $2,889,000 of total estimated unrecognized compensation cost, assuming attainment of the performance targets at 100%, related to stock-based compensation arrangements expected to be recognized during the remainder of calendar 2015.

2013 Equity Incentive Plan

        The 2013 Equity Incentive Plan provides for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units, stock awards, and cash performance awards. The maximum number of shares of Holdings' common stock available for delivery pursuant to awards granted under the 2013 Equity Incentive Plan is 9,474,000 shares. At June 30, 2015, the aggregate number of shares of Holdings' common stock remaining available for grant was 8,311,476 shares.

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

        The award agreements generally had the following features:

  •
  Stock Award Agreement:  On January 5, 2015, 4 members of Holdings' Board of Directors were granted an award of 3,828 fully vested shares of Class A common stock each, for a total award of 15,312 shares. The Company recognized approximately $382,000 of expense in general and administrative: other expense during the six months ended June 30, 2015, in connection with these share grants.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

NOTE 3—STOCKHOLDERS' EQUITY (Continued)

  •
  Restricted Stock Unit Award Agreement:  On March 6, 2015, RSU awards of 84,649 units were granted to certain members of management. Each RSU represents the right to receive one share of Class A common stock at a future date. The RSUs were fully vested at the date of grant. The RSUs will not be settled, and will be non-transferable, until the third anniversary of the date of grant. Under certain termination scenarios defined in the award agreement, the RSUs may be settled within 60 days following termination of service. Participants will receive dividend equivalents equal to the amount paid in respect to the shares of Class A common stock underlying the RSUs. The Company recognized approximately $2,875,000 of expense in general and administrative: other expense during the six months ended June 30, 2015, in connection with these fully vested awards.

    On March 6, 2015, RSU awards of 58,749 units were granted to certain executive officers. The RSUs will be forfeited if Holdings does not achieve a specified cash flow from operating activities target for the twelve months ended December 31, 2015. These awards do not contain a service condition. The vested RSUs will not be settled, and will be non-transferable, until the third anniversary of the date of grant. Under certain termination scenarios defined in the award agreement, the vested RSUs may be settled within 60 days following termination of service. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs. Thereafter, dividend equivalents are paid to the holder whenever dividends are paid on the Class A common stock. The grant date fair value was $1,995,000. The Company recognized expense for these awards of $1,995,000, in general and administrative: other expense, during the six months ended June 30, 2015, based on current estimates that the performance condition is expected to be achieved.

  •
  Performance Stock Unit Award Agreement:  On March 6, 2015, PSU awards were granted to certain members of management and executive officers, with both a 2015 free cash flow performance target condition and a service condition, ending on December 31, 2015. The PSUs will vest ratably based on a scale ranging from 80% to 120% of the performance target with the vested amount ranging from 30% to 150%. If the performance target is met at 100%, the PSU awards granted on March 6, 2015 will be 143,398 units. No PSUs will vest if Holdings does not achieve the free cash flow minimum performance target or the participant's service does not continue through the last day of the performance period, during the twelve months ended December 31, 2015. The vested PSUs will not be settled, and will be non-transferable, until the third anniversary of the date of grant. Under certain termination scenarios defined in the award agreement, the vested PSUs may be settled within 60 days following termination of service. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the PSUs began to accrue with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the PSUs. Thereafter, dividend equivalents are paid to the holder whenever dividends are paid on the Class A common stock. Assuming attainment of the performance target at 100%, the grant date fair value for these awards was approximately $4,870,000. The Company recognized $1,439,000 and $1,926,000 of expense, in general and administrative: other expense during the three months ended June 30,

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

NOTE 3—STOCKHOLDERS' EQUITY (Continued)

    2015 and the six months ended June 30, 2015, respectively, based on current estimates that the target performance condition is expected to be achieved at 100%.

        The following table represents the RSU and PSU activity for the six months ended June 30, 2015:

	Shares of RSU and PSU	Weighted Average Grant Date Fair Value
Beginning balance at January 1, 2015	—	$—
Granted(1)	286,796	33.96
Vested(2)	(84,649)	33.96
Forfeited	(1,631)	33.96

Nonvested at June 30, 2015	200,516	$33.96

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

NOTE 4—CORPORATE BORROWINGS

        A summary of the carrying value of corporate borrowings and capital and financing lease obligations is as follows:

(In thousands)	June 30, 2015	December 31, 2014
Senior Secured Credit Facility-Term Loan due 2020 (3.50% as of June 30, 2015)	$756,275	$760,018
5% Promissory Note payable to NCM due 2019	6,944	6,944
9.75% Senior Subordinated Notes due 2020	20,100	649,043
5.875% Senior Subordinated Notes due 2022	375,000	375,000
5.75% Senior Subordinated Notes due 2025	600,000	—
Capital and financing lease obligations, 6.0% - 11.5%	105,878	109,258

	1,864,197	1,900,263
Less: current maturities	(17,615)	(23,598)

	$1,846,582	$1,876,665

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

NOTE 4—CORPORATE BORROWINGS (Continued)

AMCE's Notes due 2020

        On May 26, 2015, AMCE launched a cash tender offer for any and all of its outstanding 9.75% Senior Subordinated Notes due 2020 ("Notes due 2020") at a purchase price of $1,093 for each $1,000 principal amount of Notes due 2020 validly tendered and accepted by AMCE on or before June 2, 2015 at 8:00 a.m. New York City time (the "Expiration Date"). Holders of $581,324,000, or approximately 96.9%, of the Notes due 2020 validly tendered and did not withdraw their Notes due 2020 on or prior to the Expiration Date. The Company recorded a loss on extinguishment related to the redemption of the Notes due 2020 of approximately $9,273,000 in other expense (income) during the six months ended June 30, 2015.

        AMCE may redeem some or all of the remaining $18,676,000 principal amount of the Notes due 2020 at any time on or after December 1, 2015 at 104.875% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after December 1, 2018, plus accrued and unpaid interest to the redemption date.

AMCE's Notes due 2025

        On June 5, 2015, AMCE issued $600,000,000 aggregate principal amount of its 5.75% Senior Subordinated Notes due 2025 (the "Notes due 2025") in a private offering. AMCE capitalized deferred financing costs of approximately $11,730,000, related to the issuance of the Notes due 2025, during the six months ended June 30, 2015. The Notes due 2025 mature on June 15, 2025. AMCE will pay interest on the Notes due 2025 at 5.75% per annum, semi-annually in arrears on June 15th and December 15th, commencing on December 15, 2015. AMCE may redeem some or all of the Notes due 2025 at any time on or after June 15, 2020 at 102.875% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after June 15, 2023, plus accrued and unpaid interest to the redemption date. Prior to June 15, 2020, AMCE may redeem the Notes due 2025 at par plus a make-whole premium. AMCE used the net proceeds from the Notes due 2025 private offering and cash on hand, to pay the consideration for the tender offer for the Notes due 2020, plus any accrued and unpaid interest and related transaction fees and expenses.

        The Notes due 2025 are general unsecured senior subordinated obligations of AMCE and are fully and unconditionally guaranteed on a joint and several senior subordinated unsecured basis by all of its existing and future domestic restricted subsidiaries that guarantee its other indebtedness. The Notes due 2025 are not guaranteed by Holdings.

        The indenture governing the Notes due 2025 contains covenants limiting other indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets.

        On June 5, 2015, in connection with the issuance of the Notes due 2025, AMCE entered into a registration rights agreement. Subject to the terms of the registration rights agreement, AMCE filed a registration statement on June 19, 2015 pursuant to the Securities Act of 1933, as amended, relating to an offer to exchange the original Notes due 2025 for exchange Notes due 2025 registered pursuant to an effective registration statement; the registration statement was declared effective on June 29, 2015, and AMCE commenced the exchange offer. The exchange notes have terms substantially identical to the original notes except that the exchange notes do not contain terms with respect to transfer

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

NOTE 4—CORPORATE BORROWINGS (Continued)

restrictions and registration rights and additional interest payable for the failure to consummate the exchange offer within 210 days after the issue date. After the exchange offer expired on July 27, 2015, all of the original Notes due 2025 were exchanged.

        As of June 30, 2015, AMCE was in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2020, the Notes due 2022, and the Notes due 2025.

NOTE 5—INCOME TAXES

        The Company's effective income tax rate is based on expected income, statutory rates and tax planning opportunities available in the various jurisdictions in which it operates. For interim financial reporting, the Company estimates the annual income tax rate based on projected taxable income for the full year and records a quarterly income tax provision or benefit in accordance with the anticipated annual rate, adjusted for discrete items, if any. The Company refines the estimates of the year's taxable income as new information becomes available, including actual year-to-date financial results. This continual estimation process often results in a change to the expected effective income tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected income tax rate. Significant judgment is required in determining the effective tax rate and in evaluating tax positions.

        The effective tax rate based on the projected annual taxable income for the year ended December 31, 2015 is 39%. During the three months ended June 30, 2015, the Company received a favorable state ruling that resulted in a reduction of uncertain tax positions and as a result, the Company recorded a net discrete tax benefit of approximately $2,900,000. The discrete item reduces the Company's annual effective rate for the year to 37.6% and the actual rate for the six months ended June 30, 2015 to 35.3%.

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

June 30, 2015

(Unaudited)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

        Recurring Fair Value Measurements.    The following table summarizes the fair value hierarchy of the Company's financial assets carried at fair value on a recurring basis as of June 30, 2015:

		Fair Value Measurements at June 30, 2015 Using
(In thousands)	Total Carrying Value at June 30, 2015(1)	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Other long-term assets:
Money market mutual funds	$134	$134	$—	$—
Equity securities, available-for-sale:
RealD Inc. common stock	15,077	15,077	—	—
Mutual fund large U.S. equity	1,983	1,983	—	—
Mutual fund small/mid U.S. equity	2,206	2,206	—	—
Mutual fund international	889	889	—	—
Mutual fund balance	765	765	—	—
Mutual fund fixed income	722	722	—	—

Total assets at fair value	$21,776	$21,776	$—	$—

(1)
Except for the investment in RealD Inc. common stock, the investments relate to a non-qualified deferred compensation arrangement on behalf of certain management. The Company has an equivalent liability for this related-party transaction recorded in other long-term liabilities for the deferred compensation obligation.

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

        Other Fair Value Measurement Disclosures.    The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at June 30, 2015 Using
(In thousands)	Total Carrying Value at June 30, 2015	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current maturities of corporate borrowings	$9,399	$—	$7,996	$1,389
Corporate borrowings	1,748,920	—	1,730,259	5,555

        Valuation Technique.    Quoted market prices and observable market based inputs were used to estimate fair value for Level 2 inputs. The Level 3 fair value measurement represents the transaction price of the corporate borrowings under market conditions.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

NOTE 7—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        A rollforward of reserves for theatre and other closure and disposition of assets is as follows:

	Six Months Ended
(In thousands)	June 30, 2015	June 30, 2014
Beginning balance	$52,835	$55,163
Theatre and other closure expense	2,311	6,863
Transfer of assets and liabilities	59	2,439
Foreign currency translation adjustment	(744)	538
Cash payments	(6,046)	(5,794)

Ending balance	$48,415	$59,209

        In the accompanying Consolidated Balance Sheets, the current portion of the ending balance totaling $7,679,000 is included with accrued expenses and other liabilities and the long-term portion of the ending balance totaling $40,736,000 is included with other long-term liabilities. Theatre and other closure reserves for leases that have not been terminated were recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

        During the three months ended June 30, 2015 and the three months ended June 30, 2014, the Company recognized theatre and other closure expense of $1,184,000 and $5,498,000, respectively, and during the six months ended June 30, 2015 and the six months ended June 30, 2014, the Company recognized theatre and other closure expense of $2,311,000 and $6,863,000, respectively. Theatre and other closure expense included the accretion on previously closed properties with remaining lease obligations. In May 2014, one theatre with 13 screens in Canada was permanently closed.

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE INCOME

        The following table presents the change in accumulated other comprehensive income (loss) by component:

(In thousands)	Foreign Currency	Pension and Other Benefits	Unrealized Net Gain on Marketable Securities	Unrealized Net Gain from Equity Method Investees' Cash Flow Hedge	Total
Balance, December 31, 2014	$627	$5,564	$3,812	$2,841	$12,844

Other comprehensive income (loss) before reclassifications	281	701	443	(382)	1,043
Amounts reclassified from accumulated other comprehensive income	—	(10,869)	(149)	239	(10,779)

Other comprehensive income (loss)	281	(10,168)	294	(143)	(9,736)

Balance, June 30, 2015	$908	$(4,604)	$4,106	$2,698	$3,108

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table presents the change in accumulated other comprehensive income (loss) by component:

(In thousands)	Foreign Currency	Pension and Other Benefits	Unrealized Net Gain on Marketable Securities	Unrealized Net Gain from Equity Method Investees' Cash Flow Hedge	Total
Balance, December 31, 2013	$(351)	$20,967	$1,216	$2,372	$24,204

Other comprehensive income (loss) before reclassifications	(433)	—	3,359	(272)	2,654
Amounts reclassified from accumulated other comprehensive income	—	(929)	(15)	263	(681)

Other comprehensive income (loss)	(433)	(929)	3,344	(9)	1,973

Balance, June 30, 2014	$(784)	$20,038	$4,560	$2,363	$26,177

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The tax effects allocated to each component of other comprehensive loss during the three months ended June 30, 2015 and the three months ended June 30, 2014 is as follows:

	Three Months Ended
	June 30, 2015			June 30, 2014
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$(1,139)	$444	$(695)	$(982)	$383	$(599)
Pension and other benefit adjustments:
Less: reclassification adjustment for net (gain) loss realized in net earnings	11	(5)	6	(345)	135	(210)
Less: reclassification adjustment for prior service credit realized in net earnings	—	—	—	(416)	162	(254)
Unrealized net gain on marketable securities:
Unrealized net holding gain (loss) arising during the period	(626)	244	(382)	2,197	(857)	1,340
Less: reclassification adjustment for net gain realized in net earnings	(239)	94	(145)	(18)	7	(11)
Unrealized net gain from equity method investees' cash flow hedge:
Unrealized net holding gain arising during the period	(34)	13	(21)	(393)	153	(240)
Less: reclassification adjustment for net loss realized in net earnings	192	(75)	117	216	(84)	132

Other comprehensive income (loss)	$(1,835)	$715	$(1,120)	$259	$(101)	$158

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The tax effects allocated to each component of other comprehensive income during the six months ended June 30, 2015 and the six months ended June 30, 2014 is as follows:

	Six Months Ended
	June 30, 2015			June 30, 2014
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$461	$(180)	$281	$(710)	$277	$(433)
Pension and other benefit adjustments:
Net loss arising during the period	(73)	28	(45)	—	—	—
Prior service credit arising during the period	1,223	(477)	746	—	—	—
Less: reclassification adjustment for net gain realized in net earnings	(2,775)	1,082	(1,693)	(691)	270	(421)
Less: reclassification adjustment for prior service credit realized in net earnings	(2,888)	1,126	(1,762)	(832)	324	(508)
Less: reclassification adjustment for curtailment gain realized in net earnings	(11,867)	4,628	(7,239)	—	—	—
Less: reclassification adjustment for settlement gain realized in net earnings	(288)	113	(175)	—	—	—
Unrealized net gain on marketable securities:
Unrealized net holding gain (loss) arising during the period	726	(283)	443	5,507	(2,148)	3,359
Less: reclassification adjustment for net gain realized in net earnings	(245)	96	(149)	(25)	10	(15)
Unrealized net gain from equity method investees' cash flow hedge:
Unrealized net holding gain arising during the period	(626)	244	(382)	(446)	174	(272)
Less: reclassification adjustment for net loss realized in net earnings	392	(153)	239	431	(168)	263

Other comprehensive income (loss)	$(15,960)	$6,224	$(9,736)	$3,234	$(1,261)	$1,973

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table presents details about amounts reclassified out of each component of accumulated other comprehensive income:

	Three Months Ended
(In thousands)	June 30, 2015	June 30, 2014	Affected Line Item in the Consolidated Statements of Operations
Pension and other benefit adjustments:
Less: reclassification adjustment for net (gain) loss realized in net earnings	$11	$(345)	General and administrative: Other
Less: reclassification adjustment for prior service credit realized in net earnings	—	(416)	General and administrative: Other

	11	(761)	Total expense (income), before tax

	(5)	297	Tax expense (benefit)

	$6	$(464)	Total expense (income), net of tax

Unrealized net gain on marketable securities:
Less: reclassification adjustment for net gain realized in net earnings	$(239)	$(18)	Investment income

	(239)	(18)	Total expense (income), before tax

	94	7	Tax expense

	$(145)	$(11)	Total expense (income), net of tax

Unrealized net gain from equity method investees' cash flow hedge:
Less: reclassification adjustment for net loss realized in net earnings	$192	$216	Equity in earnings of non-consolidated entities

	192	216	Total expense, before tax

	(75)	(84)	Tax benefit

	$117	$132	Total expense, net of tax

Total reclassifications	$(22)	$(343)	Total income, net of tax

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table presents details about amounts reclassified out of each component of accumulated other comprehensive income:

	Six Months Ended
(In thousands)	June 30, 2015	June 30, 2014	Affected Line Item in the Consolidated Statements of Operations
Pension and other benefit adjustments:
Less: reclassification adjustment for net gain realized in net earnings	$(2,775)	$(691)	General and administrative: Other
Less: reclassification adjustment for prior service credit realized in net earnings	(2,888)	(832)	General and administrative: Other
Less: reclassification adjustment for curtailment gain realized in net earnings	(11,867)	—	General and administrative: Other
Less: reclassification adjustment for settlement gain realized in net earnings	(288)	—	General and administrative: Other

	(17,818)	(1,523)	Total income, before tax

	6,949	594	Tax expense

	$(10,869)	$(929)	Total income, net of tax

Unrealized net gain on marketable securities:
Less: reclassification adjustment for net gain realized in net earnings	$(245)	$(25)	Investment income

	(245)	(25)	Total income, before tax

	96	10	Tax expense

	$(149)	$(15)	Total income, net of tax

Unrealized net gain from equity method investees' cash flow hedge:
Less: reclassification adjustment for net loss realized in net earnings	$392	$431	Equity in earnings of non-consolidated entities

	392	431	Total expense, before tax

	(153)	(168)	Tax benefit

	$239	$263	Total expense, net of tax

Total reclassifications	$(10,779)	$(681)	Total income, net of tax

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

June 30, 2015

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

        On January 12, 2015, the Compensation Committee and all of the Board of Directors of AMC Entertainment Holdings, Inc. adopted resolutions to terminate the AMC Postretirement Medical Plan with an effective date of March 31, 2015. During the three months ended March 31, 2015, the Company notified eligible associates that their retiree medical coverage under the plan will terminate after March 31, 2015. Payments to eligible associates were approximately $4,300,000 during the six months ended June 30, 2015. The Company recorded net periodic benefit credits of $18,118,000, including curtailment gains, settlement gains, amortization of unrecognized prior service credits and amortization of actuarial gains recorded in accumulated other comprehensive income related to the termination and settlement of the plan during the six months ended June 30, 2015.

        Net periodic benefit credit recognized for the plans during the three months ended June 30, 2015 and the three months ended June 30, 2014 consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$9
Interest cost	1,070	1,152	—	53
Expected return on plan assets	(1,167)	(1,307)	—	—
Amortization of net (gain) loss	11	(258)	—	(87)
Amortization of prior service credit	—	—	—	(416)

Net periodic benefit credit	$(86)	$(413)	$—	$(441)

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

NOTE 9—EMPLOYEE BENEFIT PLANS (Continued)

        Net periodic benefit cost (credit) recognized for the plans during the six months ended June 30, 2015 and the six months ended June 30, 2014 consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Components of net periodic benefit cost:
Service cost	$—	$—	$2	$18
Interest cost	2,139	2,304	7	106
Expected return on plan assets	(2,333)	(2,614)	—	—
Amortization of net (gain) loss	22	(517)	(2,797)	(174)
Amortization of prior service credit	—	—	(2,888)	(832)
Curtailment gain	—	—	(11,867)	—
Settlement (gain) loss	287	—	(575)	—

Net periodic benefit cost (credit)	$115	$(827)	$(18,118)	$(882)

NOTE 10—COMMITMENTS AND CONTINGENCIES

        The Company, in the normal course of business, is a party to various ordinary course claims from vendors (including food and beverage suppliers and film distributors), landlords, competitors, and other legal proceedings. If management believes that a loss arising from these actions is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point is more probable than another. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Management believes that the ultimate outcome of such matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or overall trends in results of operations. However, litigation and claims are subject to inherent uncertainties and unfavorable outcomes can occur. An unfavorable outcome might include monetary damages. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the outcome occurs or in future periods.

        On May 5, 2014, NCM, Inc., the sole manager of NCM LLC, announced that it had entered into a merger agreement to acquire Screenvision, LLC for $375,000,000, consisting of cash and NCM, Inc. common stock. Consummation of the transaction was subject to regulatory approvals and other customary closing conditions. On November 3, 2014, the U.S. Department of Justice filed an antitrust lawsuit seeking to enjoin the transaction. On March 16, 2015, NCM, Inc. and Screenvision, LLC decided to terminate the merger agreement. The termination of the merger agreement was effective upon NCM, Inc.'s payment of a $26,840,000 termination payment. The estimated legal and other transaction expenses were approximately $14,930,000. NCM LLC of which AMC was an approximate 15.05% owner at March 31, 2015, had agreed to indemnify NCM, Inc. and bear a pro rata portion of the termination fee and other transaction expenses. Accordingly, the Company recorded expense of approximately $6,300,000 in equity in (earnings) losses of non-consolidated entities associated with these transaction expenses recorded by NCM LLC during the six months ended June 30, 2015.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

NOTE 10—COMMITMENTS AND CONTINGENCIES (Continued)

        On May 28, 2015, the Company received a Civil Investigative Demand ("CID") from the Antitrust Division of the United States Department of Justice in connection with an investigation under Sections 1 and 2 of the Sherman Antitrust Act. On May 29, 2015, June 12, 2015, June 26, 2015, and July 15, 2015, the Company also received CIDs from the Attorneys General for the States of Ohio, Texas, Washington, and Florida, respectively, regarding a similar inquiry under those states' antitrust laws. The CIDs request the production of documents and answers to interrogatories concerning potentially anticompetitive conduct, including film clearances and participation in certain joint ventures. The Company may receive additional CIDs from antitrust authorities in other jurisdictions in which it operates. The Company does not believe it has violated federal or state antitrust laws and is cooperating with the relevant governmental authorities. However, the Company cannot predict the ultimate scope, duration or outcome of these investigations.

        Starplex Cinemas.    On July 13, 2015, the Company entered into a stock purchase agreement (the "Agreement") with SMH Theatres,  Inc. ("Starplex Cinemas"), the shareholders of Starplex Cinemas and the shareholder representative named in the Agreement. Under the terms of the Agreement, the Company will acquire all of the outstanding common stock of Starplex Cinemas (the "Transaction") for $171,800,000 in cash, subject to working capital and other adjustments. Starplex Cinemas operates 33 theatres with 346 screens in small and mid-size markets in 12 states, which further complements the Company's large market portfolio. The Company expects to acquire Starplex Cinemas on a cash-free, debt-free basis. The Company expects to consummate the Transaction by the end of 2015, subject to customary closing conditions, including the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

NOTE 11—NEW ACCOUNTING PRONOUNCEMENTS

        In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standard. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company will adopt ASU 2015-03 as of the beginning of 2016 and will change the presentation of the debt issuance costs in the Consolidated Balance Sheets by reclassifying the amount from other long-term assets to corporate borrowings.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. On July 9, 2015, FASB decided to delay the effective date of ASU 2014-09 by one year. The new standard is effective for the Company on January 1, 2018. Companies may elect to adopt this application as of the original effective date for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

NOTE 11—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

        The following table sets forth the computation of basic and diluted earnings from continuing operations per common share:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Numerator:
Earnings from continuing operations	$43,923	$31,414	$50,061	$26,572

Denominator (shares in thousands):
Weighted average shares for basic earnings per common share	97,978	97,507	97,949	97,505
Common equivalent shares for restricted stock units	59	121	38	123

Shares for diluted earnings per common share	98,037	97,628	97,987	97,628

Basic earnings from continuing operations per common share	$0.45	$0.32	$0.51	$0.27

Diluted earnings from continuing operations per common share	$0.45	$0.32	$0.51	$0.27

        Vested RSUs have dividend rights identical to the Company's Class A and Class B common stock and are treated as outstanding shares for purposes of computing basic and diluted earnings per share. Unvested RSUs and unvested PSUs are subject to performance conditions and are included in diluted earnings per share, if dilutive, using the treasury stock method based on the number of shares, if any, that would be issuable under the terms of the Company's 2013 Equity Incentive Plan ("Plan") if the end of the reporting period were the end of the contingency period. During both the three months ended June 30, 2015 and the six months ended June 30, 2015, unvested PSUs of 43,062 at the minimum performance target, were not included in the computation of diluted earnings per share since the shares would not be issuable under the terms of the Plan, if the end of the reporting period were the end of the contingency period.

NOTE 13—SUBSEQUENT EVENT

        On July 28, 2015, Holdings' Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on September 21, 2015 to stockholders of record on September 8, 2015.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

        In addition to historical information, this Report on Form 10-Q contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "may," "will," "forecast," "estimate," "project," "intend," "plan," "expect," "should," "believe" and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Similarly, statements made herein and elsewhere regarding pending acquisitions are also forward-looking statements, including statements regarding the anticipated closing date of the acquisition, the ability to obtain required regulatory approvals, or to satisfy closing conditions, the costs of the acquisition and the source of the financing, the expected benefits of the acquisition on our future business, operations and financial performance and our ability to successfully integrate the recently acquired business. These forward looking statements are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

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

  •
  dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel;

  •
  optimizing our theatre circuit through construction and the transformation of our existing theatres may be subject to delay and unanticipated costs;

  •
  our ability to achieve expected synergies and benefits and performance from our strategic theatre acquisitions, execution risks related to our pending acquisition including obtaining regulatory approvals and satisfying closing conditions, and other strategic initiatives;

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

  •
  risks relating to the incurrence of legal liability; and

  •
  increased costs in order to comply with governmental regulation and the impact of governmental investigations concerning potentially anticompetitive conduct including film clearances and participation in joint ventures.

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

Overview

        We are one of the world's leading theatrical exhibition companies and an industry leader in innovation and operational excellence. Our Theatrical Exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs™ customer frequency membership program, rental of theatre auditoriums, gift card and packaged ticket income, on-line ticketing fees and arcade games located in theatre lobbies. As of June 30, 2015, we owned, operated or had interests in 350 theatres and 5,031 screens.

        During the six months ended June 30, 2015, we opened 12 newly built screens and acquired 40 screens in the U.S., and temporarily closed 179 screens and reopened 211 screens in the U.S. to implement our strategy and install consumer experience upgrades.

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

        Recliner seating is the key feature of full theatre renovations. These exhaustive theatre renovations involve stripping theatres to their basic structure in order to replace finishes throughout, upgrade the sight and sound experience, install modernized points of sale and, most importantly, replace traditional theatre seats with plush, electric recliners that allow customers to deploy a leg rest and fully recline at the push of a button. The renovation process typically involves losing up to two-thirds of a given auditorium's seating capacity. For an industry historically focused on quantity, this reduction in seating capacity could be viewed as counter-intuitive and harmful to revenues. However, the quality improvement in the customer experience is driving, on average, an 80% increase in attendance at these locations. Our customers have responded favorably to the significant personal space gains from ample row depths, ability to recline or stretch their legs, extra-wide pillowed chaise and oversized armrests. The reseated theatres attract more midweek audiences than normal theatres and tend to draw more adults who pay higher ticket prices than teens or young children. We typically do not change ticket prices in the first year after construction, however, in subsequent years we typically increase our ticket prices at our reseated theatres.

        Rebalancing of the new supply-demand relationship created by recliner seating presents us two further opportunities to improve customer convenience and maximize operating results: open-source internet ticketing and reserved seating.

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

        Reserved seating, at our busiest theatres, allows our customers to choose a specific seat in advance of the movie. We believe that knowing there is a specifically chosen seat waiting for a show that promises to be a sellout is comforting to our customers, and removes anxiety around the experience. We believe reserved seating will become increasingly prevalent to the point of being a pre-requisite in the medium-term future.

        We believe the comfort and personal space gains from recliner seating, coupled with the immediacy of demand captured from open-source internet ticketing and the anxiety removal of reserved seating make a powerful economic combination for us that none of our peer set is exploiting as aggressively as we are.

        Technical innovation has allowed us to enhance the consumer experience through premium formats such as IMAX, 3D and other large screen formats. When combined with our major markets' customer base, the operating flexibility of digital technology enhances our capacity utilization and dynamic pricing capabilities. This enables us to achieve higher ticket prices for premium formats and provide incremental revenue from the exhibition of alternative content such as live concerts, sporting events, Broadway shows, opera and other non-traditional programming. Within each of our major markets, we are able to charge a premium for these services relative to our smaller markets. We intend to continue to broaden our content offerings and enhance the customer experience through the installation of additional IMAX and Dolby Cinema at AMC Prime (our proprietary large screen format) screens and the presentation of attractive alternative content.

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

        To address recent consumer trends, we are expanding our menu of enhanced food and beverage products to include made-to-order drinks and meals, customized coffee, healthy snacks, premium beers, wine and mixed drinks and other gourmet products. We plan to invest across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage design improvements to the development of new dine-in theatre options to rejuvenate theatres approaching the end of their useful lives as traditional movie theatres and, in some of our larger theatres, to more efficiently monetize attendance. The costs of these conversions in some cases are partially covered by investments from the theatre landlord. Building on the success of our full-service Dine-In Theatres, we have completed construction of a new concept, AMC Red Kitchen, which emphasizes freshness, speed and convenience. Customers place their orders at a central station and the order is delivered to our customers at their reserved seat. As of June 30, 2015, we have successfully implemented our dine-in theatre concepts at 18 locations, which feature full kitchen facilities, seat-side servers and a separate bar and lounge area.

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

        As of June 30, 2015, we had 2,290 3D enabled screens, including 20 AMC Prime and ETX 3D enabled screens, and 150 IMAX 3D enabled screens; approximately 48.5% of our screens were 3D enabled screens, including IMAX 3D enabled screens, and approximately 3% of our screens were IMAX 3D enabled screens. Our IMAX screen count as of June 30, 2015, does not include one IMAX auditorium that was temporarily closed for repairs. We are the largest IMAX exhibitor in the world with a 45% market share in the United States and each of our IMAX local installations is protected by geographic exclusivity. The following table summarizes our 3D enabled number of screens:

Format	Number of Screens As of June 30, 2015
3D enabled	2,290
IMAX (3D enabled)	150
AMC Prime/ETX (3D enabled)	20

        On April 1, 2011, we launched AMC Stubs, a customer frequency program, which allows members to earn rewards, including $10 for each $100 spent, redeemable on future purchases at AMC locations. The portion of the admissions and food and beverage revenues attributed to the rewards is deferred as a reduction of admissions and food and beverage revenues and is allocated between admissions and food and beverage revenues based on expected member redemptions. Rewards must be redeemed no later than 90 days from the date of issuance. Upon redemption, deferred rewards are recognized as revenues along with associated cost of goods. Rewards not redeemed within 90 days are forfeited and recognized as admissions or food and beverage revenues. Progress rewards (member expenditures toward earned rewards) for expired memberships are forfeited upon expiration of the membership and recognized as admissions or food and beverage revenues. The program's annual membership fee is deferred, net of estimated refunds, and is recognized ratably over the one-year membership period.

        The following tables reflect AMC Stubs activity during the three month period and six month period ended June 30, 2015:

			AMC Stubs Revenue for Three Months Ended June 30, 2015
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, March 31, 2015	$11,239	$15,708
Membership fees received	7,815	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	5,886	—	(5,886)	—
Food and beverage	—	8,622	—	—	(8,622)
Rewards redeemed:
Admissions	—	(4,838)	—	4,838	—
Food and beverage	—	(7,406)	—	—	7,406
Amortization of deferred revenue	(6,138)	—	6,138	—	—

For the period ended or balance as of June 30, 2015	$12,916	$17,972	$6,138	$(1,048)	$(1,216)

			AMC Stubs Revenue for Six Months Ended June 30, 2015
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, December 31, 2014	$11,408	$16,129
Membership fees received	13,757	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	10,126	—	(10,126)	—
Food and beverage	—	14,466	—	—	(14,466)
Rewards redeemed:
Admissions	—	(9,286)	—	9,286	—
Food and beverage	—	(13,463)	—	—	13,463
Amortization of deferred revenue	(12,249)	—	12,249	—	—

For the period ended or balance as of June 30, 2015	$12,916	$17,972	$12,249	$(840)	$(1,003)

        The following tables reflect AMC Stubs activity during the three month period and six month period ended June 30, 2014:

			AMC Stubs Revenue for Three Months Ended June 30, 2014
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, March 31, 2014	$12,160	$16,977
Membership fees received	7,457	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	5,121	—	(5,121)	—
Food and beverage	—	8,435	—	—	(8,435)
Rewards redeemed:
Admissions	—	(4,937)	—	4,937	—
Food and beverage	—	(7,999)	—	—	7,999
Amortization of deferred revenue	(7,010)	—	7,010	—	—

For the period ended or balance as of June 30, 2014	$12,607	$17,597	$7,010	$(184)	$(436)

			AMC Stubs Revenue for Six Months Ended June 30, 2014
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, December 31, 2013	$14,258	$17,117
Membership fees received	12,352	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	9,137	—	(9,137)	—
Food and beverage	—	15,294	—	—	(15,294)
Rewards redeemed:
Admissions	—	(9,460)	—	9,460	—
Food and beverage	—	(14,491)	—	—	14,491
Amortization of deferred revenue	(14,003)	—	14,003	—	—

For the period ended or balance as of June 30, 2014	$12,607	$17,597	$14,003	$323	$(803)

Significant and Subsequent Events

        Starplex Cinemas.    On July 13, 2015, we entered into a stock purchase agreement (the "Agreement") with SMH Theatres, Inc. ("Starplex Cinemas"), the shareholders of Starplex Cinemas and the shareholder representative named in the Agreement. Under the terms of the Agreement, we will acquire all of the outstanding common stock of Starplex Cinemas (the "Transaction") for $171,800,000 in cash, subject to working capital and other adjustments. Starplex Cinemas operates 33 theatres with 346 screens in small and mid-size markets in 12 states, which further complements the Company's large market portfolio. We expect to acquire Starplex Cinemas on a cash-free, debt-free basis. We plan to fund the acquisition using cash on our balance sheet and availability under our existing revolving credit facility, if necessary. We expect to consummate the Transaction by the end of 2015, subject to customary closing conditions, including the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

        Corporate Borrowings.    On May 26, 2015, AMCE launched a cash tender offer for any and all of its outstanding 9.75% Senior Subordinated Notes due 2020 ("Notes due 2020") at a purchase price of $1,093 for each $1,000 principal amount of Notes due 2020 validly tendered and accepted by AMCE on or before June 2, 2015 at 8:00 a.m. New York City time (the "Expiration Date"). Holders of $581,324,000, or approximately 96.9%, of the Notes due 2020 validly tendered and did not withdraw their Notes due 2020 on or prior to the Expiration Date. We recorded a loss on extinguishment related to the redemption of the Notes due 2020 of approximately $9,273,000 in other expense (income) during the six months ended June 30, 2015. AMCE may redeem some or all of the remaining $18,676,000 principal amount of the Notes due 2020 at any time on or after December 1, 2015 at 104.875% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after December 1, 2018, plus accrued and unpaid interest to the redemption date.

        On June 5, 2015, AMCE issued $600,000,000 aggregate principal amount of its 5.75% Senior Subordinated Notes due 2025 (the "Notes due 2025") in a private offering. AMCE capitalized deferred financing costs of approximately $11,730,000, related to the issuance of the Notes due 2025, during the six months ended June 30, 2015. The Notes due 2025 mature on June 15, 2025. AMCE will pay interest on the Notes due 2025 at 5.75% per annum, semi-annually in arrears on June 15th and December 15th, commencing on December 15, 2015. AMCE may redeem some or all of the Notes due 2025 at any time on or after June 15, 2020 at 102.875% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after June 15, 2023, plus accrued and unpaid interest to the redemption date. Prior to June 15, 2020, AMCE may redeem the Notes due 2025 at par plus a make-whole premium. AMCE used the net proceeds from the Notes due 2025 private offering and cash on hand, to pay the consideration for the tender offer for the Notes due 2020, plus any accrued and unpaid interest and related transaction fees and expenses.

        On June 5, 2015, in connection with the issuance of the Notes due 2025, AMCE entered into a registration rights agreement. Subject to the terms of the registration rights agreement, AMCE filed a registration statement on June 19, 2015 pursuant to the Securities Act of 1933, as amended, relating to an offer to exchange the original Notes due 2025 for exchange Notes due 2025 registered pursuant to an effective registration statement; the registration statement was declared effective on June 29, 2015, and AMCE commenced the exchange offer. The exchange notes have terms substantially identical to the original notes except that the exchange notes do not contain terms with respect to transfer restrictions and registration rights and additional interest payable for the failure to consummate the exchange offer within 210 days after the issue date. After the exchange offer expired on July 27, 2015, all of the original Notes due 2025 were exchanged.

        Postretirement Medical Plan Termination.    On January 12, 2015, the Compensation Committee and all of our Board of Directors of AMC Entertainment Holdings, Inc. adopted resolutions to terminate the AMC Postretirement Medical Plan with an effective date of March 31, 2015. During the three months ended March 31, 2015, the Company notified eligible associates that their retiree medical coverage under the plan will terminate after March 31, 2015. Payments to eligible associates were approximately $4,300,000 during the six months ended June 30, 2015. We recorded net periodic benefit credits of $18,118,000, including curtailment gains, settlement gains, amortization of unrecognized prior service credits and amortization of actuarial gains recorded in accumulated other comprehensive income related to the termination and settlement of the plan during the six months ended June 30, 2015.

        NCM.    On May 5, 2014, NCM, Inc., the sole manager of NCM LLC, announced that it had entered into a merger agreement to acquire Screenvision, LLC for $375,000,000, consisting of cash and NCM, Inc. common stock. Consummation of the transaction was subject to regulatory approvals and other customary closing conditions. On November 3, 2014, the U.S. Department of Justice filed an antitrust lawsuit seeking to enjoin the transaction. On March 16, 2015, NCM, Inc. and Screenvision, LLC decided to terminate the merger agreement. The termination of the merger agreement was effective upon NCM, Inc.'s payment of a $26,840,000 termination payment. The estimated legal and other transaction expenses are approximately $14,930,000. NCM LLC of which AMC is an approximate 15.05% owner at March 31, 2015, had agreed to indemnify NCM, Inc. and bear a pro rata portion of the termination fee and other transaction expenses. Accordingly, we recorded expense of approximately $6,300,000 in equity in earnings of non-consolidated entities associated with these transaction expenses recorded by NCM LLC during the six months ended June 30, 2015.

        Dividends.    On February 3, 2015, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on March 23, 2015 to stockholders of record on March 9, 2015. On April 27, 2015, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on June 22, 2015 to stockholders of record on June 8, 2015. We paid dividends and dividend equivalents of $39,301,000 during the six months ended June 30, 2015 and accrued $196,000 for the remaining unpaid dividends at June 30, 2015.

        On July 28, 2015, Holdings' Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on September 21, 2015 to stockholders of record on September 8, 2015.

        Dolby Cinema™ at AMC Prime®.    On April 9, 2015, we, along with Dolby Laboratories, Inc., announced Dolby Cinema at AMC Prime, a premium cinema offering for moviegoers that combines spectacular image and sound technologies with design and comfort. Dolby Cinema at AMC Prime will include Dolby Vision™ laser projection and Dolby Atmos® sound, as well as AMC Prime power reclining seats with seat transducers that vibrate with the action on screen. As of June 30, 2015, we have 4 fully operational Dolby Cinema at AMC Prime screens and we expect to have a minimum of 4 additional screens in operation by the end of 2015. We intend to expand to operating 50 Dolby Cinema at AMC Prime locations by December 2018 and up to 100 Dolby Cinema at AMC Prime locations by December 2024.

        Executive Officers.    On July 17, 2015, Gerardo I. Lopez provided us with notice of his resignation from his positions as Chief Executive officer, President and Director, effective August 6, 2015. On July 19, 2015, the Holdings' Board of Directors appointed Craig R. Ramsey, Holdings' current Executive Vice President and Chief Financial Officer, to serve in the additional capacities of Interim Chief Executive Officer and Interim President of Holdings, effective August 7, 2015.

Operating Results

        The following table sets forth our revenues, operating costs and expenses attributable to our theatrical exhibition operations.

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2015	June 30, 2014	% Change	June 30, 2015	June 30, 2014	% Change
Revenues
Theatrical exhibition
Admissions	$533,382	$478,667	11.4%	$952,076	$887,687	7.3%
Food and beverage	250,516	211,597	18.4%	451,040	393,361	14.7%
Other theatre	37,181	36,309	2.4%	71,087	68,283	4.1%

Total revenues	$821,079	$726,573	13.0%	$1,474,203	$1,349,331	9.3%

Operating Costs and Expenses
Theatrical exhibition
Film exhibition costs	$295,416	$257,220	14.8%	$518,504	$469,320	10.5%
Food and beverage costs	35,807	30,341	18.0%	64,315	55,464	16.0%
Operating expense	205,414	189,283	8.5%	392,672	368,976	6.4%
Rent	115,022	113,861	1.0%	232,943	228,805	1.8%
General and administrative expense:
Merger, acquisition and transaction costs	261	572	–54.4%	1,839	934	96.9%
Other	17,737	15,149	17.1%	22,678	33,369	–32.0%
Depreciation and amortization	57,249	51,750	10.6%	115,026	106,527	8.0%

Operating costs and expenses	726,906	658,176	10.4%	1,347,977	1,263,395	6.7%

Operating income	94,173	68,397	37.7%	126,226	85,936	46.9%
Other expense (income)
Other expense (income)	9,273	(4,157)	* %	9,273	(8,386)	* %
Interest expense:
Corporate borrowings	24,717	27,989	–11.7%	50,796	57,647	–11.9%
Capital and financing lease obligations	2,331	2,486	–6.2%	4,704	5,011	–6.1%
Equity in earnings of non-consolidated entities	(9,362)	(9,597)	–2.4%	(10,686)	(4,213)	* %
Investment expense (income)	(59)	172	* %	(5,202)	(7,685)	–32.3%

Total other expense	26,900	16,893	59.2%	48,885	42,374	15.4%

Earnings from continuing operations before income taxes	67,273	51,504	30.6%	77,341	43,562	77.5%
Income tax provision	23,350	20,090	16.2%	27,280	16,990	60.6%

Earnings from continuing operations	43,923	31,414	39.8%	50,061	26,572	88.4%
Gain (loss) from discontinued operations, net of income taxes	—	(21)	100.0%	—	313	–100.0%

Net earnings	$43,923	$31,393	39.9%	$50,061	$26,885	86.2%

*
Percentage change in excess of 100%

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Operating Data:
Screen additions	12	12	12	12
Screens acquisitions	32	11	40	12
Screen dispositions	—	13	—	26
Construction openings (closures), net	28	13	32	(6)
Average screens(1)	4,943	4,878	4,914	4,865
Number of screens operated	5,031	4,955	5,031	4,955
Number of theatres operated	350	340	350	340
Screens per theatre	14.4	14.6	14.4	14.6
Attendance (in thousands)(1)	53,818	50,139	98,576	94,964

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

        The following table sets forth our reconciliation of Adjusted EBITDA:

Reconciliation of Adjusted EBITDA
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Earnings from continuing operations	$43,923	$31,414	$50,061	$26,572
Plus:
Income tax provision	23,350	20,090	27,280	16,990
Interest expense	27,048	30,475	55,500	62,658
Depreciation and amortization	57,249	51,750	115,026	106,527
Certain operating expenses(1)	3,350	7,982	7,414	14,138
Equity in earnings of non-consolidated entities	(9,362)	(9,597)	(10,686)	(4,213)
Cash distributions from non-consolidated entities	1,285	1,793	15,771	18,618
Investment expense (income)	(59)	172	(5,202)	(7,685)
Other expense (income)(2)	9,273	(4,157)	9,273	(8,386)
General and administrative expense—unallocated:
Merger, acquisition and transaction costs	261	572	1,839	934
Stock-based compensation expense(3)	1,439	1,311	7,178	7,668

Adjusted EBITDA	$157,757	$131,805	$273,454	$233,821

(1)
Amounts represent preopening expense, theatre and other closure expense, deferred digital equipment rent expense, and disposition of assets and other gains included in operating expenses.

(2)
The Company recorded a loss on extinguishment related to the redemption of the Notes due 2020 of approximately $9,273,000 in other expense (income) during the six months ended June 30, 2015. Other expense (income) for the three and six months ended June 30, 2014 was due to a net gain of $4,161,000 and $8,544,000, respectively on extinguishment of indebtedness related to the cash tender offer and redemption of the 8.75% Senior Notes due 2019 ("Notes due 2019"), partially offset by other expenses of $4,000 and $158,000, respectively.

(3)
Non-cash expense included in general and administrative: other.

        Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net earnings (loss) as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with U.S. GAAP). Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. We have included Adjusted EBITDA because we believe it provides management and investors with additional information to measure our performance and liquidity, estimate our value and evaluate our ability to service debt.

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

Results of Operations—For the Three Months Ended June 30, 2015 and June 30, 2014

        Revenues.    Total revenues increased 13.0%, or $94,506,000, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Admissions revenues increased 11.4%, or $54,715,000, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to a 7.3% increase in attendance and a 3.8% increase in average ticket price. The increase in attendance was primarily due to the popularity of film product during the current period and our comfort and convenience theatre renovation initiatives during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Total admissions revenues were reduced by deferrals, net of rewards redeemed, of $1,048,000 and $184,000 related to rewards accumulated under AMC Stubs during the three months ended June 30, 2015 and the three months ended June 30, 2014, respectively. The rewards accumulated under AMC Stubs are deferred and recognized in future periods upon redemption or expiration of customer rewards. The increase in average ticket price was primarily due to an increase related to tickets purchased for 3D and IMAX premium format film product.

        Food and beverage revenues increased 18.4%, or $38,919,000, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to a 10.2% increase in food and beverage revenues per patron and the increase in attendance. The increase in food and beverage revenues per patron reflects increased prices associated with converting from tax inclusive pricing to tax on top pricing effective at the start of the fourth quarter of calendar 2014 and the contribution of our food and beverage strategic initiatives. Total food and beverage revenues were reduced by deferrals, net of rewards redeemed of $1,216,000 and $436,000 related to rewards accumulated under AMC Stubs during the three months ended June 30, 2015 and the three months ended June 30, 2014.

        Total other theatre revenues increased 2.4%, or $872,000, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to increases in income from internet ticket fees related to our comfort and convenience initiatives and our AMC Online E-commerce website and increases from advertising revenues and theatre rentals, partially offset by decreases in income from AMC Stubs membership fees earned, gift card sales, and packaged ticket sales.

        Operating costs and expenses.    Operating costs and expenses increased 10.4%, or $68,730,000, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Film exhibition costs increased 14.8%, or $38,196,000, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to the increase in admissions revenues and the increase in film exhibition costs as a percentage of admission revenues. As a percentage of admissions revenues, film exhibition costs were 55.4% for the three months ended June 30, 2015 and 53.7% for the three months ended June 30, 2014 due to a change in mix to higher grossing film product carrying higher percentage film rent.

        Food and beverage costs increased 18.0%, or $5,466,000, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. As a percentage of food and beverage revenues, food and beverage costs were 14.3% for both the three months ended June 30, 2015 and the three months ended June 30, 2014. Food and beverage gross profit per patron increased 10.2%, and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

        As a percentage of revenues, operating expense was 25.0% for the three months ended June 30, 2015 as compared to 26.1% for the three months ended June 30, 2014, primarily due to decreases in theatre and other closure expense and increases in attendance, partially offset by increases in IMAX and 3D format and licensing expense, credit card expense, salaries, and group health insurance. In May 2014, one theatre in Canada was permanently closed, which resulted in approximately $4,200,000 of expense in the prior year. Rent expense increased 1.0%, or $1,161,000, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily from the increase in the number of theatres operated and increases in percentage rent due to revenue increases, partially offset by declines in rent-related sales tax.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs were $261,000 during the three months ended June 30, 2015 compared to $572,000 during the three months ended June 30, 2014, primarily due to a decrease in legal costs.

        Other.    Other general and administrative expense increased 17.1%, or $2,588,000, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, due primarily to increases in expenses related to annual incentive compensation, professional and consulting expense, salaries, and reduced net periodic benefit credits. See Note 9—Employee Benefit Plans of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information regarding the components of net periodic benefit credits.

        Depreciation and amortization.    Depreciation and amortization increased 10.6%, or $5,499,000, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to the increase in depreciable assets resulting from capital expenditures of $143,757,000 and $270,734,000, during the six months ended June 30, 2015 and the twelve months ended December 31, 2014, respectively.

Other Expense (Income):

        Other expense (income).    Other expense (income) during the three months ended June 30, 2015 was due to a loss on extinguishment of indebtedness related to the cash tender offer and redemption of the Notes due 2020 of $9,273,000. Other expense (income) during the three months ended June 30, 2014 was due to a gain on extinguishment of indebtedness related to the cash tender offer and redemption of the Notes due 2019 of $4,161,000, partially offset by other expenses of $4,000.

        Interest expense.    Interest expense decreased 11.2%, or $3,427,000, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to the decrease in interest rates for corporate borrowings and the decrease in aggregate principal amounts of borrowings. In June 2015, AMCE completed an offering of $600,000,000 principal amount of its 5.75% Senior Subordinated Notes due 2025 and extinguished $581,324,000 principal amount of its 9.75% Senior Subordinated Notes due 2020. In February 2014, AMCE completed an offering of $375,000,000 principal amount of its 5.875% Senior Subordinated Notes due 2022 and in February 2014 and June 2014, extinguished $463,964,000 and the remaining outstanding principal of $136,036,000, respectively of its 8.75% Senior Notes due 2019.

        Equity in earnings of non-consolidated entities.    Equity in earnings of non-consolidated entities were $9,362,000 for the three months ended June 30, 2015 compared to $9,597,000 for the three months ended June 30, 2014. The decrease in equity in earnings of non-consolidated entities of $235,000 was primarily due to increases in equity in losses from Open Road Releasing, LLC and decreases in equity in earnings from Digital Cinema Implementation Partners, LLC, partially offset by increases in equity in earnings from NCM LLC. Cash distributions from non-consolidated entities were $1,285,000 during the three months ended June 30, 2015 and $1,793,000 during the three months ended June 30, 2014. See Note 2—Investments of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

        Investment expense (income).    Investment income was $59,000 for the three months ended June 30, 2015 compared to investment expense of $172,000 for the three months ended June 30, 2014.

        Income tax provision.    The income tax provision from continuing operations was $23,350,000 for the three months ended June 30, 2015 and $20,090,000 for the three months ended June 30, 2014. See Note 5—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

        Loss from discontinued operations, net of income taxes.    Loss from discontinued operations was $0 and $21,000 during the three months ended June 30, 2015 and the three months ended June 30, 2014, respectively.

        Net earnings.    Net earnings were $43,923,000 and $31,393,000 during the three months ended June 30, 2015 and three months ended June 30, 2014, respectively. Net earnings during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 were positively impacted by the increase in attendance, the increase in average ticket price, the decrease in theatre and other closure expense, and the decrease in interest expense. Net earnings were negatively impacted by the extinguishment of indebtedness related to the cash tender offers, the increase in depreciation expense, and the increase in income tax provision.

Results of Operations—For the Six Months Ended June 30, 2015 and June 30, 2014

        Revenues.    Total revenues increased 9.3%, or $124,872,000, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Admissions revenues increased 7.3%, or $64,389,000, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to a 3.8% increase in attendance and a 3.3% increase in average ticket price. The increase in attendance was primarily due to the popularity of film product during the current period and our comfort and convenience theatre renovation initiatives during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Total admissions revenues were reduced by deferrals, net of rewards redeemed, of $840,000 related to rewards accumulated under AMC Stubs during the six months ended June 30, 2015 compared to an increase of $323,000, during the six months ended June 30, 2014 for rewards redeemed, net of deferrals. The rewards accumulated under AMC Stubs are deferred and recognized in future periods upon redemption or expiration of customer rewards. The increase in average ticket price was primarily due to an increase related to tickets purchased for IMAX and 3D premium format film product and for alternative film content.

        Food and beverage revenues increased 14.7%, or $57,679,000, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to a 10.6% increase in food and beverage revenues per patron and the increase in attendance. The increase in food and beverage revenues per patron reflects increased prices associated with converting from tax inclusive pricing to tax on top pricing effective at the start of the fourth quarter of calendar 2014 and the contribution of our food and beverage strategic initiatives. Total food and beverage revenues were reduced by deferrals, net of rewards redeemed of $1,003,000 and $803,000 related to rewards accumulated under AMC Stubs during the six months ended June 30, 2015 and the six months ended June 30, 2014.

        Total other theatre revenues increased 4.1%, or $2,804,000 during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to increases in income from internet ticket fees related to our comfort and convenience initiatives and our AMC Online E-commerce website, packaged ticket sales, and advertising revenues, partially offset by decreases in income from AMC Stubs membership fees earned and gift card sales. The increase in income on packaged tickets of $1,989,000 was due to fair value accounting as a result of Wanda acquiring Holdings on August 30, 2012. We did not recognize any income on packaged tickets until 18 months after August 30, 2012. We began recognizing income on packaged ticket sales in March of 2014 and expect to continue recording income prospectively.

        Operating costs and expenses.    Operating costs and expenses increased 6.7%, or $84,582,000, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Film exhibition costs increased 10.5%, or $49,184,000, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to the increase in admissions revenues and the increase in film exhibition costs as a percentage of admission revenues. As a percentage of admissions revenues, film exhibition costs were 54.5% for the six months ended June 30, 2015 and 52.9% for the six months ended June 30, 2014 due to a change in mix to higher grossing film product carrying higher percentage film rent.

        Food and beverage costs increased 16.0%, or $8,851,000, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. As a percentage of food and beverage revenues, food and beverage costs were 14.3% for the six months ended June 30, 2015 and 14.1% for the six months ended June 30, 2014. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues and a shift in product mix to premium items that generate higher sales at lower profit margin percentages. Food and beverage gross profit per patron increased 10.1%, and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

        As a percentage of revenues, operating expense was 26.6% for the six months ended June 30, 2015 as compared to 27.3% for the six months ended June 30, 2014, primarily due to decreases in theatre closure expense and digital equipment rent, and increases in attendance, partially offset by increases in IMAX and 3D format and licensing, credit card expense, and salaries. In May 2014, one theatre in Canada was permanently closed, which resulted in approximately $4,200,000 of expense in the prior year. Rent expense increased 1.8%, or $4,138,000, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily from the increase in the number of theatres operated and increases in percentage rent due to revenue increases, partially offset by declines in rent-related sales tax.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs were $1,839,000 during the six months ended June 30, 2015 compared to $934,000 during the six months ended June 30, 2014, primarily due to an increase in legal costs.

        Other.    Other general and administrative expense decreased 32.0%, or $10,691,000, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, due primarily to the net periodic benefit credit of $18,118,000 related to the termination and settlement of the AMC Postretirement Medical Plan, partially offset by an increase in expense related to annual incentive compensation, salaries, professional and consulting fess, theatre support center rent, abandoned projects, and legal expenses. See Note 9—Employee Benefit Plans of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information regarding the components of net periodic benefit credit, including recognition of the prior service credits and net actuarial gains recorded in accumulated other comprehensive income and curtailment and settlement gains.

        Depreciation and amortization.    Depreciation and amortization increased 8.0%, or $8,499,000, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to the increase in depreciable assets resulting from capital expenditures of $143,757,000 and $270,734,000, during the six months ended June 30, 2015 and the twelve months ended December 31, 2014, respectively.

Other Expense (Income):

        Other expense (income).    Other expense (income) during the six months ended June 30, 2015 was due to a loss on extinguishment of indebtedness related to the cash tender offer and redemption of the Notes due 2020 of $9,273,000. Other expense (income) during the six months ended June 30, 2014 was due to a gain on extinguishment of indebtedness related to the cash tender offer and redemption of the Notes due 2019 of $8,544,000, partially offset by other expenses of $158,000.

        Interest expense.    Interest expense decreased 11.4%, or $7,158,000, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to the decrease in interest rates for corporate borrowings and the decrease in aggregate principal amounts of borrowings. In June 2015, AMCE completed an offering of $600,000,000 principal amount of its 5.75% Senior Subordinated Notes due 2025 and extinguished $581,324,000 principal amount of its 9.75% Senior Subordinated Notes due 2020. In February 2014, AMCE completed an offering of $375,000,000 principal amount of its 5.875% Senior Subordinated Notes due 2022 and in February 2014 and June 2014, extinguished $463,964,000 and the remaining outstanding principal of $136,036,000, respectively of its 8.75% Senior Notes due 2019.

        Equity in earnings of non-consolidated entities.    Equity in earnings of non-consolidated entities were $10,686,000 for the six months ended June 30, 2015 compared to $4,213,000 for the six months ended June 30, 2014. The increase in equity in earnings of non-consolidated entities was primarily due to decreases in equity in losses from Open Road Releasing, LLC and increases in equity in earnings from Digital Cinema Implementation Partners, LLC, partially offset by decreases in equity in earnings from NCM LLC. The decrease in equity in earnings from NCM LLC was primarily due to expense associated with the termination of the Screenvision, LLC merger agreement and other transaction expenses. See Note 10—Commitments and Contingencies of the Notes to Consolidated Financial

Statements in Item 1 of Part I of this Form 10-Q for further information. The cash distributions from non-consolidated entities were $15,771,000 during the six months ended June 30, 2015, and $18,618,000 during the six months ended June 30, 2014, which includes payments related to the NCM tax receivable agreement recorded in investment income. See Note 2—Investments of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

        Investment expense (income).    Investment income was $5,202,000 for the six months ended June 30, 2015 compared to investment income of $7,685,000 for the six months ended June 30, 2014. Investment income for the six months ended June 30, 2015 includes payments received of $5,352,000 related to the NCM tax receivable agreement compared to payments received of $8,045,000 during the six months ended June 30, 2014.

        Income tax provision.    The income tax provision from continuing operations was $27,280,000 for the six months ended June 30, 2015 and $16,990,000 for the six months ended June 30, 2014. See Note 5—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

        Gain from discontinued operations, net of income taxes.    Gain from discontinued operations was $0 and $313,000 during the six months ended June 30, 2015 and the six months ended June 30, 2014, respectively.

        Net earnings.    Net earnings were $50,061,000 and $26,885,000 during the six months ended June 30, 2015 and six months ended June 30, 2014, respectively. Net earnings during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 were positively impacted by the increase in attendance and average ticket price, the decrease in general and administrative: other expense, the increase in equity in earnings of non-consolidated entities, the decrease in interest expense, and the decrease in theatre and other closure expense. Net earnings were negatively impacted by the extinguishment of indebtedness related to the cash tender offers, the increase in income tax provision, and the increase in depreciation expense.

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

        We had working capital deficit as of June 30, 2015 and December 31, 2014 of $154,365,000 and $126,638,000, respectively. Working capital included $176,806,000 and $213,882,000 of deferred revenues and income as of June 30, 2015 and December 31, 2014, respectively. AMCE has the ability to borrow under its Senior Secured Credit Facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments). As of June 30, 2015, AMCE had $137,048,000 available for borrowing, net of letters of credit, under its revolving Senior Secured Credit Facility.

        We believe that cash generated from operations, existing cash and equivalents, and availability under our existing Revolving Senior Secured Credit Facility will be sufficient to fund operations and planned capital expenditures and acquisitions currently and for at least the next 12 months and enable us to maintain compliance with covenants related to the Senior Secured Credit Facility, the Notes due 2020, the Notes due 2022, and the Notes due 2025. We are considering various options with respect to the utilization of cash and equivalents on hand in excess of our anticipated operating needs. Such options may include, but are not limited to, capital expenditures to fund strategic initiatives, acquisition of theatres or theatre companies including Starplex Cinemas, repayment of corporate borrowings of AMCE, and payment of dividends.

        As of June 30, 2015, AMCE was in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2020, the Notes due 2022, and the Notes due 2025.

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

Cash Flows from Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $192,915,000 and $106,248,000 during the six months ended June 30, 2015 and the six months ended June 30, 2014, respectively. The increase in cash flows provided by operating activities for the six months ended June 30, 2015 was primarily due to increases in net earnings and decreases in payments for accrued bonuses, accounts payable, and accrued payroll, partially offset by increases in payments for interest and tender offer payments due to timing of the payments.

Cash Flows from Investing Activities

        Cash flows used in investing activities, as reflected in the Consolidated Statements of Cash Flows, were $144,260,000 and $114,719,000, during the six months ended June 30, 2015 and the six months ended June 30, 2014, respectively. Cash outflows from investing activities include capital expenditures of $143,757,000 and $115,208,000 during the six months ended June 30, 2015 and the six months ended June 30, 2014, respectively. Our capital expenditures primarily consisted of strategic growth initiatives and remodels, maintaining our theatre circuit, and technology upgrades. We expect that our total gross cash outflows for capital expenditures will be approximately $320,000,000 to $340,000,000 for 2015, before giving effect to expected landlord contributions of approximately $65,000,000 to $85,000,000.

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

Cash Flows from Financing Activities

        Cash flows used in financing activities, as reflected in the Consolidated Statement of Cash Flows, were $87,482,000 and $302,687,000 during the six months ended June 30, 2015 and the six months ended June 30, 2014, respectively. Financing activities for the current period primarily consisted of the repurchase of Notes due 2020, dividend payments and payments related to the Senior Secured Credit

Facility and capital and financing lease obligations, partially offset by the proceeds from issuance of Notes due 2025.

        On June 5, 2015, AMCE issued $600,000,000 aggregate principal amount of its Notes due 2025 and used the net proceeds to pay for the tender offer for the Notes due 2020, plus any accrued and unpaid interest and related transaction fees and expenses. The deferred financing costs paid related to the issuance of the Notes due 2025 were $11,009,000, during the six months ended June 30, 2015. AMCE repaid principal and recorded premium related to approximately 96.9% of the Notes due 2020 during the six months ended June 30, 2015 of $626,114,000, comprised of $581,324,000 principal amount and $44,790,000 recorded premium. See Note 4—Corporate Borrowings and Note 1—Basis of Presentation of the Notes to Consolidated Financial Statements in Item 1 of Part I for further information.

        On February 3, 2015, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on March 23, 2015 to stockholders of record on March 9, 2015. On April 27, 2015, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on June 22, 2015 to stockholders of record on June 8, 2015. We paid dividends and dividend equivalents of $39,301,000 during the six months ended June 30, 2015 and accrued $196,000 for the remaining unpaid dividends at June 30, 2015.

        On February 7, 2014, AMCE issued $375,000,000 aggregate principal amount of its Notes due 2022 and used the net proceeds, together with a portion of the net proceeds from the initial public offering, to pay the consideration and consent payments for the tender offer for the Notes due 2019, plus any accrued and unpaid interest and related transaction fees and expenses. The deferred financing costs paid related to the issuance of the Notes due 2022 were $7,874,000, during the six months ended June 30, 2014. AMCE repurchased a portion of the Notes due 2019 during the six months ended June 30, 2014 for $639,728,000.

        On April 25, 2014, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on June 16, 2014 to stockholders of record on June 6, 2014. Holdings paid dividends and dividend equivalents of $19,489,000 during the six months ended June 30, 2014 and accrued $87,000 for the remaining unpaid dividends at June 30, 2014.

Investment in NCM LLC

        We hold an investment of 15.04% in NCM LLC accounted for using the equity method as of June 30, 2015. The estimated fair market value of these units was approximately $313,832,000, based upon the publically quoted price per share of NCM, Inc. on June 30, 2015 of $15.96 per share. We have little tax basis in these units, therefore the sale of all these units at June 30, 2015 would require us to report taxable income of approximately $449,434,000, including distributions received from NCM LLC that were previously deferred. Our investment in NCM LLC is a source of liquidity for us and we expect that any sales we may make of NCM LLC units would be made in such a manner to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

Commitments and Contingencies

        The Company has commitments and contingencies for capital and financing leases, corporate borrowings, operating leases, capital related betterments and pension funding that were summarized in a table in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Since December 31, 2014, there have been no material changes to the commitments and contingencies of the Company outside the ordinary course of business, except as noted below.

        As disclosed in Note 4—Corporate Borrowings of the Notes to the Consolidated Financial Statements in Item 1 of Part I hereof, on May 26, 2015, AMCE launched a cash tender offer for any and all of its then outstanding Notes due 2020. On June 5, 2015, AMCE accepted for purchase $581,324,000 aggregate principal amount, plus accrued and unpaid interest of the Notes due 2020, at a purchase price of $1,093 for each $1,000 principal amount of Notes due 2020 validly tendered (or defective tender waived by AMCE). On June 5, 2015, AMCE issued $600,000,000 Notes due 2025 in a private offering and used the net proceeds and cash on hand, to pay the consideration for the tender offer for the Notes due 2020, plus any accrued and unpaid interest and related transaction fees and expenses. AMCE intends to redeem any of its Notes due 2020 that remain outstanding on or after December 1, 2015 in accordance with the terms of the indenture governing the Notes due 2020. Assuming all of the Notes due 2020 are redeemed, the Company expects the refinancing to reduce its annual cash interest expense by $24,000,000.

        As disclosed in Note 10—Commitments and Contingencies of the Notes to the Consolidated Financial Statements in Item 1 of Part I hereof, on July 13, 2015, we entered into a stock purchase agreement (the "Agreement") with SMH Theatres, Inc. ("Starplex Cinemas"), the shareholders of Starplex Cinemas and the shareholder representative named in the Agreement. Under the terms of the Agreement, we expect to acquire all of the outstanding common stock of Starplex Cinemas (the "Transaction") for $171,800,000 in cash, subject to working capital and other adjustments. We expect to consummate the Transaction by the end of 2015, subject to customary closing conditions, including the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

New Accounting Pronouncements

        See Note 11—New Accounting Pronouncements of the Notes to the Company's Consolidated Financial Statements in Item 1 of Part I for further information regarding recently issued accounting standards.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to various market risks.

        Market risk on variable-rate financial instruments.    At June 30, 2015, AMCE maintained a Senior Secured Credit Facility comprised of a $150,000,000 revolving credit facility and $775,000,000 of Senior Secured Term Loans due 2020. The Senior Secured Credit Facility provides for borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR, with a minimum base rate of 1.75% and a minimum rate for LIBOR borrowings of 0.75%. The rate in effect at June 30, 2015 for the outstanding Senior Secured Term Loan due 2020 was a LIBOR-based rate of 3.50% per annum. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At June 30, 2015, AMCE had no variable-rate borrowings under its revolving credit facility and had an aggregate principal balance of $757,563,000 outstanding under the Senior Secured Term Loan due 2020. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $3,823,000 during the six months ended June 30, 2015.

        Market risk on fixed-rate financial instruments.    Included in long-term corporate borrowings at June 30, 2015 were principal amounts of $18,676,000 of AMCE's Notes due 2020, $375,000,000 of AMCE's Notes due 2022, and $600,000,000 of AMCE's Notes due 2025. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2020, Notes due 2022, and

Notes due 2025 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2020, Notes due 2022, and Notes due 2025.

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

  (b)
  Changes in internal controls.

        There has been no change in our internal control over financial reporting during the most recent calendar quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

        We are subject to various federal, state and local laws, regulations and administrative practices affecting our business, and we must comply with provisions regulating antitrust, health and sanitation standards, equal employment, environmental, and licensing for the sale of food and, in some theatres, alcoholic beverages. Our new theatre openings could be delayed or prevented or our existing theatres could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses. Changes in existing laws or implementation of new laws, regulations and practices could have a significant impact on our business. A significant portion of our theatre level employees are part time workers who are paid at or near the applicable minimum wage in the theatre's jurisdiction. Increases in the minimum wage and implementation of reforms requiring the provision of additional benefits will increase our labor costs.

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

        We are presently cooperating with the relevant governmental authorities in connection with certain Civil Investigative Demands ("CIDs") received from the Antitrust Division of the United States Department of Justice and from the Attorneys General for the States of Ohio, Texas, Washington, and Florida concerning potentially anticompetitive conduct, including film clearances and participation in certain joint ventures. We may receive additional CIDs from antitrust authorities in other jurisdictions in which we operate. If we were found to have violated antitrust laws, it could have a material adverse effect on our operations and financial condition.

        Our theatres must comply with Title III of the Americans with Disabilities Act of 1990 ("ADA"). Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, and an award of damages to private litigants or additional capital expenditures to remedy such noncompliance, any of which could have a material adverse effect on our operations and financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits.

EXHIBIT NUMBER	DESCRIPTION
2.1	Stock Purchase Agreement by and among AMC Entertainment Holdings, Inc., SMH Theatres, Inc., the Shareholders of SMH Theatres, Inc. and the Representative named therein dated as of July 13, 2015. (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. AMC agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request (incorporated by reference from Exhibit 2.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on July 14, 2015).
4.1
Indenture, dated as of June 5, 2015, respecting AMC Entertainment Inc.'s 5.75% Senior Subordinated Notes due 2025, among AMC Entertainment Inc., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on June 5, 2015).
4.2
Registration Rights Agreement, dated as of June 5, 2015, respecting AMC Entertainment Inc.'s 5.75% Senior Subordinated Notes due 2025, among AMC Entertainment Inc. and Citigroup Global Markets Inc., as representatives of the initial purchasers of the 5.75% Senior Subordinated Notes due 2025 (incorporated by reference from Exhibit 4.2 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on June 5, 2015).
*10.1***	American Multi-Cinema, Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated, effective January 1, 2005 and all amendments thereto.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*32.1	Section 906 Certifications of Gerardo I. Lopez (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith

**
Submitted electronically with this Report.

***
Management contract, compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT HOLDINGS, INC.
Date: August 5, 2015	/s/ GERARDO I. LOPEZ Gerardo I. Lopez Chief Executive Officer, Director and President
Date: August 5, 2015	/s/ CRAIG R. RAMSEY Craig R. Ramsey Executive Vice President and Chief Financial Officer

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION
2.1	Stock Purchase Agreement by and among AMC Entertainment Holdings, Inc., SMH Theatres, Inc., the Shareholders of SMH Theatres, Inc. and the Representative named therein dated as of July 13, 2015. (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. AMC agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request (incorporated by reference from Exhibit 2.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on July 14, 2015).
4.1
Indenture, dated as of June 5, 2015, respecting AMC Entertainment Inc.'s 5.75% Senior Subordinated Notes due 2025, among AMC Entertainment Inc., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on June 5, 2015).
4.2
Registration Rights Agreement, dated as of June 5, 2015, respecting AMC Entertainment Inc.'s 5.75% Senior Subordinated Notes due 2025, among AMC Entertainment Inc. and Citigroup Global Markets Inc., as representatives of the initial purchasers of the 5.75% Senior Subordinated Notes due 2025 (incorporated by reference from Exhibit 4.2 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on June 5, 2015).
*10.1***	American Multi-Cinema, Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated, effective January 1, 2005 and all amendments thereto.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*32.1	Section 906 Certifications of Gerardo I. Lopez (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith

**
Submitted electronically with this Report.

***
Management contract, compensatory plan or arrangement.