Form 10-Q
period 2015-09-30
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2015-11-04
CIK 1411579

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of shares outstanding as of October 16, 2015
Class A common stock Class B common stock	21,575,532 75,826,927

AMC ENTERTAINMENT HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(unaudited)		(unaudited)
Revenues
Admissions	$441,262	$417,448	$1,393,338	$1,305,135
Food and beverage	216,764	189,065	667,804	582,426
Other theatre	30,814	27,391	101,901	95,674

Total revenues	688,840	633,904	2,163,043	1,983,235

Operating costs and expenses
Film exhibition costs	233,390	220,608	751,894	689,928
Food and beverage costs	31,080	27,209	95,395	82,673
Operating expense	195,505	177,949	588,177	546,925
Rent	115,861	112,258	348,804	341,063
General and administrative:
Merger, acquisition and transaction costs	751	78	2,590	1,012
Other	18,706	12,961	41,384	46,330
Depreciation and amortization	58,008	54,327	173,034	160,854

Operating costs and expenses	653,301	605,390	2,001,278	1,868,785

Operating income	35,539	28,514	161,765	114,450
Other expense (income)
Other expense (income)	—	(11)	9,273	(8,397)
Interest expense:
Corporate borrowings	22,682	26,897	73,478	84,544
Capital and financing lease obligations	2,286	2,448	6,990	7,459
Equity in earnings of non-consolidated entities	(10,850)	(13,087)	(21,536)	(17,300)
Investment expense (income)	163	181	(5,039)	(7,504)

Total other expense	14,281	16,428	63,166	58,802

Earnings from continuing operations before income taxes	21,258	12,086	98,599	55,648
Income tax provision	9,080	4,710	36,360	21,700

Earnings from continuing operations	12,178	7,376	62,239	33,948
Gain from discontinued operations, net of income taxes	—	—	—	313

Net earnings	$12,178	$7,376	$62,239	$34,261

Basic earnings per share:
Earnings from continuing operations	$0.12	$0.08	$0.64	$0.35
Earnings from discontinued operations	—	—	—	—

Basic earnings per share	$0.12	$0.08	$0.64	$0.35

Average shares outstanding-Basic	97,978	97,506	97,959	97,506
Diluted earnings per share:
Earnings from continuing operations	$0.12	$0.08	$0.63	$0.35
Earnings from discontinued operations	—	—	—	—

Diluted earnings per share	$0.12	$0.08	$0.63	$0.35

Average shares outstanding-Diluted	98,073	97,628	98,024	97,628
Dividends declared per basic and diluted common share	$0.20	$0.20	$0.60	$0.40

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(unaudited)		(unaudited)
Net earnings	$12,178	$7,376	$62,239	$34,261
Unrealized foreign currency translation adjustment, net of tax	700	1,090	981	657
Pension and other benefit adjustments:
Net loss arising during the period, net of tax	—	—	(45)	—
Prior service credit arising during the period, net of tax	—	—	746	—
Amortization of net (gain) loss reclassified into general and administrative: other, net of tax	7	(211)	(1,686)	(632)
Amortization of prior service credit reclassified into general and administrative: other, net of tax	—	(254)	(1,762)	(762)
Curtailment gain reclassified into general and administrative: other, net of tax	—	—	(7,239)	—
Settlement gain reclassified into general and administrative: other, net of tax	—	—	(175)	—
Marketable securities:
Unrealized net holding gain (loss) arising during the period, net of tax	(2,311)	(2,597)	(1,868)	762
Realized net gain reclassified into investment expense (income), net of tax	(5)	(10)	(154)	(25)
Equity method investees' cash flow hedge:
Unrealized net holding gain (loss) arising during the period, net of tax	(465)	408	(847)	136
Realized net loss reclassified into equity in earnings of non-consolidated entities, net of tax	112	134	351	397

Other comprehensive income (loss)	(1,962)	(1,440)	(11,698)	533

Total comprehensive income	$10,216	$5,936	$50,541	$34,794

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$97,939	$218,206
Receivables, net	56,794	99,252
Deferred tax asset	108,858	107,938
Other current assets	84,400	84,343

Total current assets	347,991	509,739
Property, net	1,313,526	1,247,230
Intangible assets, net	219,017	225,515
Goodwill	2,289,800	2,289,800
Deferred tax asset	62,953	73,844
Other long-term assets	433,873	417,604

Total assets	$4,667,160	$4,763,732

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$212,195	$262,635
Accrued expenses and other liabilities	160,337	136,262
Deferred revenues and income	167,938	213,882
Current maturities of corporate borrowings and capital and financing lease obligations	17,803	23,598

Total current liabilities	558,273	636,377
Corporate borrowings	1,746,996	1,775,132
Capital and financing lease obligations	95,489	101,533
Exhibitor services agreement	312,160	316,815
Other long-term liabilities	438,944	419,717

Total liabilities	3,151,862	3,249,574

Commitments and contingencies
Class A common stock (temporary equity) ($.01 par value, 167,211 shares issued and 130,442 shares outstanding as of September 30, 2015; 173,150 shares issued and 136,381 shares outstanding as of December 31, 2014)	1,364	1,426

Stockholders' equity:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 21,445,090 shares issued and outstanding as of September 30, 2015; 21,423,839 shares issued and outstanding as of December 31, 2014)	214	214
Class B common stock ($.01 par value, 75,826,927 shares authorized; 75,826,927 shares issued and outstanding as of September 30, 2015 and December 31, 2014)	758	758
Additional paid-in capital	1,182,070	1,172,515
Treasury stock (36,769 shares as of September 30, 2015 and December 31, 2014, at cost)	(680)	(680)
Accumulated other comprehensive income	1,146	12,844
Accumulated earnings	330,426	327,081

Total stockholders' equity	1,513,934	1,512,732

Total liabilities and stockholders' equity	$4,667,160	$4,763,732

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30, 2015	September 30, 2014
	(unaudited)
Cash flows from operating activities:
Net earnings	$62,239	$34,261
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	173,034	160,854
Gain on extinguishment of debt	—	(8,544)
Amortization of net discount (premium) on corporate borrowings	674	(790)
Deferred income taxes	17,671	19,665
Theatre and other closure expense	3,911	8,224
Loss (gain) on dispositions	281	(400)
Stock-based compensation	9,377	6,072
Equity in earnings and losses from non-consolidated entities, net of distributions	(2,561)	(1,587)
Landlord contributions	43,224	45,188
Deferred rent	(18,272)	(13,146)
Net periodic benefit credit	(18,089)	(2,564)
Change in assets and liabilities:
Receivables	52,532	61,609
Other assets	205	54
Accounts payable	(69,844)	(91,265)
Accrued expenses and other liabilities	(42,277)	(98,285)
Other, net	(2,880)	(756)

Net cash provided by operating activities	209,225	118,590

Cash flows from investing activities:
Capital expenditures	(215,574)	(182,968)
Investments in non-consolidated entities	(958)	(1,471)
Proceeds from the disposition of long-term assets	604	9
Other, net	(1,158)	939

Net cash used in investing activities	(217,086)	(183,491)

Cash flows from financing activities:
Proceeds from issuance of Senior Subordinated Notes due 2025	600,000	—
Proceeds from issuance of Senior Subordinated Notes due 2022	—	375,000
Repurchase of Senior Subordinated Notes due 2020	(626,114)	—
Repurchase of Senior Notes due 2019	—	(639,728)
Payment of initial public offering costs	—	(281)
Cash used to pay dividends	(59,012)	(39,003)
Purchase of treasury stock	—	(92)
Deferred financing costs	(11,978)	(7,952)
Principal payments under capital and financing lease obligations	(5,811)	(5,144)
Principal payments under Term Loan	(5,813)	(5,813)
Principal amount of coupon payment under Senior Subordinated Notes due 2020	(3,357)	(3,052)

Net cash used in financing activities	(112,085)	(326,065)
Effect of exchange rate changes on cash and equivalents	(321)	18

Net decrease in cash and equivalents	(120,267)	(390,948)
Cash and equivalents at beginning of period	218,206	546,454

Cash and equivalents at end of period	$97,939	$155,506

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $122 and $231)	$76,301	$77,655
Income taxes paid (refunded), net	(1,028)	1,890
Schedule of non-cash investing and financing activities:
Investment in NCM (See Note 2—Investments)	$6,812	$2,137

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

        As of September 30, 2015, Wanda owned approximately 77.85% of Holdings' outstanding common stock and 91.34% of the combined voting power of Holdings' outstanding common stock and has the power to control Holdings' affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), entering into mergers, sales of substantially all of the Company's assets and other extraordinary transactions.

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

        Principles of Consolidation:    The accompanying consolidated balance sheet as of December 31, 2014, which was derived from audited financial statements, and the unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company's financial position and results of operations. All significant intercompany balances and transactions have been eliminated in consolidation. There are no noncontrolling (minority) interests in the Company's consolidated subsidiaries; consequently, all of its stockholders' equity, net earnings and total comprehensive income for the periods presented are attributable to controlling interests. Due to the seasonal nature of the Company's business, results for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2015. The Company manages its business under one reportable segment called Theatrical Exhibition.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

NOTE 1—BASIS OF PRESENTATION (Continued)

        Other Expense (Income):    The following table sets forth the components of other expense (income):

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Loss on redemption of 9.75% Senior Subordinated Notes due 2020	$—	$—	$9,273	$—
Gain on redemption of 8.75% Senior Notes due 2019	—	—	—	(8,386)
Other income	—	(11)	—	(11)

Other expense (income)	$—	$(11)	$9,273	$(8,397)

        Presentation:    In the Consolidated Statements of Cash Flows, certain line items within operating activities have been presented separately from the "other, net" line item in the current year presentation, with conforming reclassifications made for the prior period presentation.

NOTE 2—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the Consolidated Balance Sheets in other long-term assets. Investments in non-consolidated affiliates as of September 30, 2015, include interests in National CineMedia, LLC ("NCM" or "NCM LLC") of 15.04%, Digital Cinema Implementation Partners, LLC ("DCIP") of 29%, Open Road Releasing, LLC, operator of Open Road Films, LLC ("Open Road Films") of 50%, and AC JV, LLC ("AC JV"), owner of Fathom Events of 32%. The Company also has partnership interests in two U.S. motion picture theatres and one IMAX screen of 50% ("Theatre Partnerships"). Indebtedness held by equity method investees is non-recourse to the Company.

        Amounts payable to Theatre Partnerships were $2,628,000 and $6,194,000 as of September 30, 2015 and December 31, 2014, respectively.

        RealD Inc. Common Stock.    The Company holds an investment in RealD Inc. common stock, which is accounted for as an equity security, available for sale, and is recorded in the Consolidated Balance Sheets in other long-term assets at fair value (Level 1).

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

NOTE 2—INVESTMENTS (Continued)

Equity in Earnings (Losses) of Non-Consolidated Entities

        Aggregated condensed financial information of the Company's significant non-consolidated equity method investments is shown below:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues	$154,838	$142,400	$433,831	$398,584
Operating costs and expenses	99,850	97,641	341,178	305,632

Net earnings	$54,988	$44,759	$92,653	$92,952

        The components of the Company's recorded equity in earnings (losses) of non-consolidated entities are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
National CineMedia, LLC	$4,431	$3,249	$3,360	$5,258
Digital Cinema Implementation Partners, LLC	6,253	5,537	16,844	15,082
Open Road Releasing, LLC	—	3,630	(430)	(4,450)
AC JV, LLC	(243)	321	983	959
Other	409	350	779	451

The Company's recorded equity in earnings	$10,850	$13,087	$21,536	$17,300

        NCM Transactions.    As of September 30, 2015, the Company owns 19,663,664 common membership units, or a 15.04% interest, in NCM. The estimated fair value of the units in NCM was approximately $263,886,000, based on the publically quoted price per share of NCM, Inc. on September 30, 2015 of $13.42 per share. See Note 10—Commitments and Contingencies for information regarding the termination of the Screenvision, LLC merger agreement and the expenses associated with the termination.

        The Company recorded the following related party transactions with NCM:

(In thousands)	September 30, 2015	December 31, 2014
Due from NCM for on-screen advertising revenue	$1,513	$2,072
Due to NCM for Exhibitor Services Agreement	856	1,784
Promissory note payable to NCM	6,944	6,944

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

NOTE 2—INVESTMENTS (Continued)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
NCM screen advertising revenues, net of screen integration fee	$8,756	$8,482	$26,727	$25,854
NCM beverage advertising expense	1,321	2,887	6,836	9,077

        The Company recorded the following changes in the carrying amount of its investment in NCM and equity in earnings of NCM during the nine months ended September 30, 2015:

(In thousands)	Investment in NCM(1)	Exhibitor Services Agreement(2)	Other Comprehensive (Income)	Cash Received	Equity in (Earnings)	Advertising (Revenue)
Ending balance December 31, 2014	$265,839	$(316,815)	$(3,780)
Receipt of common units(3)	6,812	(6,812)	—
Receipt of excess cash distributions	(15,953)	—	—	$15,953	$—	$—
Amortization of deferred revenue	—	11,467	—	—	—	(11,467)
Unrealized gain from cash flow hedge	234	—	(234)	—	—	—
Equity in earnings and loss from amortization of basis difference(4)(5)	3,360	—	—	—	(3,360)	—

For the period ended or balance as of September 30, 2015	$260,292	$(312,160)	$(4,014)	$15,953	$(3,360)	$(11,467)

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

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

NOTE 2—INVESTMENTS (Continued)

(5)
Certain differences between the Company's carrying value and the Company's share of NCM's membership equity have been identified and are amortized to equity in earnings over the respective lives of the assets and liabilities.

        During the nine months ended September 30, 2015 and the nine months ended September 30, 2014, the Company received payments of $5,352,000 and $8,045,000, respectively, related to the NCM tax receivable agreement. The receipts are recorded in investment expense (income), net of related amortization, for the NCM tax receivable agreement intangible asset.

        DCIP Transactions.    The Company will make capital contributions to DCIP for projector and installation costs in excess of an agreed upon cap ($68,000 per system for digital conversions and as of September 30, 2015, $39,000 for new build locations). The Company pays equipment rent monthly and records the equipment rental expense on a straight-line basis over 12 years.

        The Company recorded the following related party transactions with DCIP:

(In thousands)	September 30, 2015	December 31, 2014
Due from DCIP for equipment and warranty purchases	$1,357	$1,048
Deferred rent liability for digital projectors	8,801	9,031

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Digital equipment rental expense	$1,350	$1,268	$4,026	$5,270
Warranty reimbursements from DCIP	1,335	934	3,716	2,590

        Open Road Films Transactions.    For the three months and nine months ended September 30, 2015, the Company suspended equity method accounting for its investment in Open Road Films when the negative investment in Open Road Films reached the Company's capital commitment of $10,000,000. The Company's share of cumulative losses from Open Road Films in excess of the Company's capital commitment was $2,060,000 as of September 30, 2015. For the three months and nine months ended September 30, 2014, the Company resumed the equity method accounting where the Company had previously suspended the equity method when the negative investment in Open Road Films reached the Company's capital commitment.

        The Company recorded the following related party transactions with Open Road Films:

(In thousands)	September 30, 2015	December 31, 2014
Due from Open Road Films	$1,945	$2,560
Film rent payable to Open Road Films	84	709

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

NOTE 2—INVESTMENTS (Continued)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Gross film exhibition cost on Open Road Films	$660	$900	$4,100	$10,000

        AC JV Transactions.    The Company recorded the following related party transactions with AC JV:

(In thousands)	September 30, 2015	December 31, 2014
Due to AC JV for Fathom Events programming	$520	$333

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Gross exhibition cost on Fathom Events programming	$2,228	$1,961	$6,297	$4,476

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

Dividends

        The following is a summary of dividends and dividend equivalents declared to stockholders during the nine months ended September 30, 2015:

Declaration Date	Record Date	Date Paid	Amount per Share of Common Stock	Total Amount Declared (In thousands)
February 3, 2015	March 9, 2015	March 23, 2015	$0.20	$19,637
April 27, 2015	June 8, 2015	June 22, 2015	0.20	19,635
July 28, 2015	September 8, 2015	September 21, 2015	0.20	19,622

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

NOTE 3—STOCKHOLDERS' EQUITY (Continued)

        During the nine months ended September 30, 2015, the Company paid dividends and dividend equivalents of $59,012,000, increased additional paid-in capital for recognition of deferred tax assets of $223,000 related to the dividend equivalents paid, and accrued $107,000 for the remaining unpaid dividends at September 30, 2015. The aggregate dividends paid for Class A common stock, Class B common stock, and dividend equivalents were approximately $12,945,000, $45,496,000, and $571,000, respectively, during the nine months ended September 30, 2015.

Related Party Transaction

        As of September 30, 2015 and December 31, 2014, the Company recorded a receivable due from Wanda of $637,000 and $156,000, respectively, for reimbursement of general administrative and other expense incurred on behalf of Wanda.

Temporary Equity

        Certain members of management have the right to require Holdings to repurchase the Class A common stock held by them under certain limited circumstances pursuant to the terms of a stockholders agreement. Beginning on January 1, 2016 (or upon the termination of a management stockholder's employment by the Company without cause, by the management stockholder for good reason, or due to the management stockholder's death or disability) management stockholders will have the right, in limited circumstances, to require Holdings to purchase shares that are not fully and freely tradeable at a price equal to the price per share paid by such management stockholder with appropriate adjustments for any subsequent events such as dividends, splits, or combinations. The shares of Class A common stock subject to the stockholder agreement are classified as temporary equity, apart from permanent equity, as a result of the contingent redemption feature contained in the stockholder agreement. The Company determined the amount reflected in temporary equity for the Class A common stock based on the price paid per share by the management stockholders and Wanda on August 30, 2012, the date Wanda acquired Holdings. During the nine months ended September 30, 2015, a former employee who held 5,939 shares, relinquished his put right, therefore the related share amount of $62,000 was reclassified to additional paid-in capital, a component of stockholders' equity.

Stock-Based Compensation

        Holdings adopted a stock-based compensation plan in December of 2013.

        The Company recognized stock-based compensation expense of $2,199,000 during the three months ended September 30, 2015 within general and administrative: other and a credit of $1,596,000 during the three months ended September 30, 2014. The credit during the three months ended September 30, 2014 was due to the reversal of stock-based compensation expense previously recognized prior to the modification of the performance target of the PSU awards in the prior year. The Company recognized stock-based compensation expense of $9,377,000 and $6,072,000 during the nine months ended September 30, 2015 and September 30, 2014, respectively. The Company's financial statements reflect an increase to additional paid-in capital related to stock-based compensation of $9,377,000 during the nine months ended September 30, 2015. As of September 30, 2015, there was approximately

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

NOTE 3—STOCKHOLDERS' EQUITY (Continued)

$2,144,000 of total estimated unrecognized compensation cost, assuming attainment of the performance target at 120% resulting in a 150% payout, related to stock-based compensation arrangements expected to be recognized during the remainder of calendar 2015.

2013 Equity Incentive Plan

        The 2013 Equity Incentive Plan provides for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units, stock awards, and cash performance awards. The maximum number of shares of Holdings' common stock available for delivery pursuant to awards granted under the 2013 Equity Incentive Plan is 9,474,000 shares. At September 30, 2015, the aggregate number of shares of Holdings' common stock remaining available for grant was 8,266,166 shares.

Awards Granted in 2015

        Holdings' Board of Directors approved awards of stock, restricted stock units ("RSUs"), and performance stock units ("PSUs") to certain of the Company's employees and directors under the 2013 Equity Incentive Plan. The fair value of the stock at the grant dates of January 5, 2015, March 6, 2015, and August 7, 2015 was $24.97, $33.96, and $29.59 per share, respectively, and was based on the closing price of Holdings' stock.

        The award agreements generally had the following features:

  •
  Stock Award Agreement:  On January 5, 2015, 4 members of Holdings' Board of Directors were granted an award of 3,828 fully vested shares of Class A common stock each, for a total award of 15,312 shares. The Company recognized approximately $382,000 of expense in general and administrative: other expense during the nine months ended September 30, 2015, in connection with these share grants.

  •
  Restricted Stock Unit Award Agreement:  On March 6, 2015, RSU awards of 84,649 units were granted to certain members of management. Each RSU represents the right to receive one share of Class A common stock at a future date. The RSUs were fully vested at the date of grant. The RSUs will not be settled, and will be non-transferable, until the third anniversary of the date of grant. Under certain termination scenarios defined in the award agreement, the RSUs may be settled within 60 days following termination of service. Participants will receive dividend equivalents equal to the amount paid in respect to the shares of Class A common stock underlying the RSUs. The Company recognized approximately $2,875,000 of expense in general and administrative: other expense during the nine months ended September 30, 2015, in connection with these fully vested awards.

    On March 6, 2015, RSU awards of 58,749 units were granted to certain executive officers. The RSUs will be forfeited if Holdings does not achieve a specified cash flow from operating activities target for the twelve months ended December 31, 2015. These awards do not contain a service condition. The vested RSUs will not be settled, and will be non-transferable, until the third anniversary of the date of grant. Under certain termination scenarios defined in the award

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

NOTE 3—STOCKHOLDERS' EQUITY (Continued)

    agreement, the vested RSUs may be settled within 60 days following termination of service. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs. Thereafter, dividend equivalents are paid to the holder whenever dividends are paid on the Class A common stock. The grant date fair value was $1,995,000. The Company recognized expense for these awards of $1,995,000, in general and administrative: other expense, during the nine months ended September 30, 2015, based on current estimates that the performance condition is expected to be achieved.

    On August 7, 2015, a RSU award of 19,226 units was granted to the Interim Chief Executive Officer and President, with a grant date fair value of approximately $569,000. Each RSU will convert into one share of Class A common stock immediately upon vesting which will occur upon the earliest of; (1) the first day of employment of a replacement Chief Executive Officer, (2) March 15, 2016, or (3) the Company's termination of the participant without cause. All unvested RSUs will be forfeited upon the participant's termination as Interim Chief Executive Officer and President prior to vesting as a result of the participant's voluntary resignation or removal from such position by the Board of Directors for cause. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs. The Company recognized approximately $135,000 in general and administrative: other expense during the nine months ended September 30, 2015, in connection with this award.

  •
  Performance Stock Unit Award Agreement:  On March 6, 2015, PSU awards were granted to certain members of management and executive officers, with both a 2015 free cash flow performance target condition and a service condition, ending on December 31, 2015. The PSUs will vest ratably based on a scale ranging from 80% to 120% of the performance target with the vested amount ranging from 30% to 150%. The grant date fair value for these awards was approximately $4,870,000, measured using a performance target of 100%. If the performance target is met at 100% or 120%, the PSU awards granted on March 6, 2015 will be 143,398 units or 215,106 units, respectively. No PSUs will vest if Holdings does not achieve the free cash flow minimum performance target or the participant's service does not continue through the last day of the performance period, during the twelve months ended December 31, 2015. The vested PSUs will not be settled, and will be non-transferable, until the third anniversary of the date of grant. Under certain termination scenarios defined in the award agreement, the vested PSUs may be settled within 60 days following termination of service. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the PSUs began to accrue with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the PSUs. Thereafter, dividend equivalents are paid to the holder whenever dividends are paid on the Class A common stock. The Company recognized $2,064,000 and $3,990,000 of expense, in general and administrative: other expense, net of forfeitures, during the three months ended September 30, 2015 and the nine months ended

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

NOTE 3—STOCKHOLDERS' EQUITY (Continued)

    September 30, 2015, respectively, based on current estimates that the target performance condition is expected to be achieved at 120%.

        The following table represents the RSU and PSU activity for the nine months ended September 30, 2015:

	Shares of RSU and PSU	Weighted Average Grant Date Fair Value
Beginning balance at January 1, 2015	—	$—
Granted(1)	377,730	33.74
Vested(2)	(84,649)	33.96
Forfeited	(47,255)	33.96

Nonvested at September 30, 2015	245,826	$33.62

(1)
The number of shares granted under the PSU award, assumes Holdings will attain a performance target at 120% during the twelve months ended December 31, 2015. The PSUs vest ratably based on a scale ranging from 80% to 120% of the performance target with the vested amount ranging from 30% to 150%.

(2)
Includes vested units of 3,131 that were withheld to cover tax obligations and were subsequently canceled. As a result of this transaction, additional paid-in capital decreased by $107,000.

NOTE 4—CORPORATE BORROWINGS

        A summary of the carrying value of corporate borrowings and capital and financing lease obligations is as follows:

(In thousands)	September 30, 2015	December 31, 2014
Senior Secured Credit Facility-Term Loan due 2020 (3.50% as of September 30, 2015)	$754,404	$760,018
5% Promissory Note payable to NCM due 2019	6,944	6,944
9.75% Senior Subordinated Notes due 2020	20,047	649,043
5.875% Senior Subordinated Notes due 2022	375,000	375,000
5.75% Senior Subordinated Notes due 2025	600,000	—
Capital and financing lease obligations, 6.0% - 11.5%	103,893	109,258

	1,860,288	1,900,263
Less: current maturities	(17,803)	(23,598)

	$1,842,485	$1,876,665

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

NOTE 4—CORPORATE BORROWINGS (Continued)

AMCE's Notes due 2020

        On May 26, 2015, AMCE launched a cash tender offer for any and all of its outstanding 9.75% Senior Subordinated Notes due 2020 ("Notes due 2020") at a purchase price of $1,093 for each $1,000 principal amount of Notes due 2020 validly tendered and accepted by AMCE on or before June 2, 2015 at 8:00 a.m. New York City time (the "Expiration Date"). Holders of $581,324,000, or approximately 96.9%, of the Notes due 2020 validly tendered and did not withdraw their Notes due 2020 on or prior to the Expiration Date. The Company recorded a loss on extinguishment related to the redemption of the Notes due 2020 of approximately $9,273,000 in other expense (income) during the nine months ended September 30, 2015.

        On October 30, 2015, AMCE gave notice of its intention to redeem any and all of the remaining $18,676,000 principal amount of the Notes due 2020 on December 1, 2015 at 104.875% of the principal amount, plus accrued and unpaid interest to the redemption date.

AMCE's Notes due 2025

        On June 5, 2015, AMCE issued $600,000,000 aggregate principal amount of its 5.75% Senior Subordinated Notes due 2025 (the "Notes due 2025") in a private offering. AMCE capitalized deferred financing costs of approximately $11,803,000, related to the issuance of the Notes due 2025, during the nine months ended September 30, 2015. The Notes due 2025 mature on June 15, 2025. AMCE will pay interest on the Notes due 2025 at 5.75% per annum, semi-annually in arrears on June 15th and December 15th, commencing on December 15, 2015. AMCE may redeem some or all of the Notes due 2025 at any time on or after June 15, 2020 at 102.875% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after June 15, 2023, plus accrued and unpaid interest to the redemption date. Prior to June 15, 2020, AMCE may redeem the Notes due 2025 at par plus a make-whole premium. AMCE used the net proceeds from the Notes due 2025 private offering and cash on hand, to pay the consideration for the tender offer for the Notes due 2020, plus any accrued and unpaid interest and related transaction fees and expenses.

        The Notes due 2025 are general unsecured senior subordinated obligations of AMCE and are fully and unconditionally guaranteed on a joint and several senior subordinated unsecured basis by all of its existing and future domestic restricted subsidiaries that guarantee its other indebtedness. The Notes due 2025 are not guaranteed by Holdings.

        The indenture governing the Notes due 2025 contains covenants limiting other indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets.

        On June 5, 2015, in connection with the issuance of the Notes due 2025, AMCE entered into a registration rights agreement. Subject to the terms of the registration rights agreement, AMCE filed a registration statement on June 19, 2015 pursuant to the Securities Act of 1933, as amended, relating to an offer to exchange the original Notes due 2025 for exchange Notes due 2025 registered pursuant to an effective registration statement; the registration statement was declared effective on June 29, 2015, and AMCE commenced the exchange offer. The exchange notes have terms substantially identical to

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

NOTE 4—CORPORATE BORROWINGS (Continued)

the original notes except that the exchange notes do not contain terms with respect to transfer restrictions and registration rights and additional interest payable for the failure to consummate the exchange offer within 210 days after the issue date. After the exchange offer expired on July 27, 2015, all of the original Notes due 2025 were exchanged.

        As of September 30, 2015, AMCE was in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2020, the 5.875% Senior Subordinated Notes due 2022 (the "Notes due 2022"), and the Notes due 2025.

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

        The effective tax rate based on the projected annual taxable income for the year ended December 31, 2015 is 39%. During the three months ended June 30, 2015, the Company received a favorable state ruling that resulted in a reduction of uncertain tax positions and, as a result, the Company recorded a net discrete tax benefit of approximately $2,900,000. During the three months ended September 30, 2015, the Company received a notice of proposed adjustment from the Internal Revenue Service based upon its ongoing review of the Company's tax return for the fiscal period ended March 29, 2012. As a result of this notification, the Company recorded a net discrete tax provision of $1,900,000 for interest on the proposed adjustment ($1,200,000 net of tax), reinstated approximately $17,700,000 of deferred tax assets and recorded current interest and taxes payable of $19,600,000. The Company has also calculated additional estimated New Jersey tax liability of approximately $694,000 resulting from the proposed adjustment. The net impact of these discrete items reduces the Company's projected annual effective rate for the year to 37.9% and the actual rate for the nine months ended September 30, 2015 to 36.9%.

        The Company's tax rate for the nine months ended September 30, 2014 differs from the statutory tax rate primarily due to state income taxes.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

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

        Recurring Fair Value Measurements.    The following table summarizes the fair value hierarchy of the Company's financial assets carried at fair value on a recurring basis as of September 30, 2015:

		Fair Value Measurements at September 30, 2015 Using
(In thousands)	Total Carrying Value at September 30, 2015(1)	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Other long-term assets:
Money market mutual funds	$124	$124	$—	$—
Equity securities, available-for-sale:
RealD Inc. common stock	11,751	11,751	—	—
Mutual fund large U.S. equity	1,881	1,881	—	—
Mutual fund small/mid U.S. equity	2,132	2,132	—	—
Mutual fund international	798	798	—	—
Mutual fund balanced	709	709	—	—
Mutual fund fixed income	746	746	—	—

Total assets at fair value	$18,141	$18,141	$—	$—

(1)
Except for the investment in RealD Inc. common stock, the investments relate to a non-qualified deferred compensation arrangement on behalf of certain management. The Company has an equivalent liability for this related-party transaction recorded in other long-term liabilities for the deferred compensation obligation.

        Valuation Techniques.    The Company's money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The equity securities, available-for-sale, primarily consist of common stock and mutual funds invested in equity, fixed income, and international funds and are

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

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

        Other Fair Value Measurement Disclosures.    The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at September 30, 2015 Using
(In thousands)	Total Carrying Value at September 30, 2015	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current maturities of corporate borrowings	$9,399	$—	$7,989	$1,389
Corporate borrowings	1,746,996	—	1,728,247	5,555

        Valuation Technique.    Quoted market prices and observable market based inputs were used to estimate fair value for Level 2 inputs. The Level 3 fair value measurement represents the transaction price of the corporate borrowings under market conditions.

NOTE 7—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        A rollforward of reserves for theatre and other closure and disposition of assets is as follows:

	Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014
Beginning balance	$52,835	$55,163
Theatre and other closure expense	3,911	8,224
Transfer of assets and liabilities	—	2,439
Foreign currency translation adjustment	(1,918)	(885)
Cash payments	(9,274)	(9,063)

Ending balance	$45,554	$55,878

        In the accompanying Consolidated Balance Sheets, the current portion of the ending balance totaling $7,483,000 is included with accrued expenses and other liabilities and the long-term portion of the ending balance totaling $38,071,000 is included with other long-term liabilities. Theatre and other closure reserves for leases that have not been terminated were recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

        During the three months ended September 30, 2015 and the three months ended September 30, 2014, the Company recognized theatre and other closure expense of $1,600,000 and $1,361,000, respectively, and during the nine months ended September 30, 2015 and the nine months ended September 30, 2014, the Company recognized theatre and other closure expense of $3,911,000 and

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

NOTE 7—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS (Continued)

$8,224,000, respectively. Theatre and other closure expense included the accretion on previously closed properties with remaining lease obligations. In May 2014, one theatre with 13 screens in Canada was permanently closed.

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE INCOME

        The following table presents the change in accumulated other comprehensive income (loss) by component:

(In thousands)	Foreign Currency	Pension and Other Benefits(1)	Unrealized Net Gain on Marketable Securities	Unrealized Net Gain from Equity Method Investees' Cash Flow Hedge	Total
Balance, December 31, 2014	$627	$5,564	$3,812	$2,841	$12,844

Other comprehensive income (loss) before reclassifications	981	701	(1,868)	(847)	(1,033)
Amounts reclassified from accumulated other comprehensive income	—	(10,862)	(154)	351	(10,665)

Other comprehensive income (loss)	981	(10,161)	(2,022)	(496)	(11,698)

Balance, September 30, 2015	$1,608	$(4,597)	$1,790	$2,345	$1,146

(1)
See Note 9—Employee Benefit Plans for further information regarding amounts reclassified from accumulated other comprehensive income.

        The following table presents the change in accumulated other comprehensive income (loss) by component:

(In thousands)	Foreign Currency	Pension and Other Benefits	Unrealized Net Gain on Marketable Securities	Unrealized Net Gain from Equity Method Investees' Cash Flow Hedge	Total
Balance, December 31, 2013	$(351)	$20,967	$1,216	$2,372	$24,204

Other comprehensive income before reclassifications	657	—	762	136	1,555
Amounts reclassified from accumulated other comprehensive income	—	(1,394)	(25)	397	(1,022)

Other comprehensive income (loss)	657	(1,394)	737	533	533

Balance, September 30, 2014	$306	$19,573	$1,953	$2,905	$24,737

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The tax effects allocated to each component of other comprehensive loss during the three months ended September 30, 2015 and the three months ended September 30, 2014 is as follows:

	Three Months Ended
	September 30, 2015			September 30, 2014
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized foreign currency translation adjustment	$1,147	$(447)	$700	$1,787	$(697)	$1,090
Pension and other benefit adjustments:
Amortization of net (gain) loss reclassified into general and administrative: other	12	(5)	7	(346)	135	(211)
Amortization of prior service credit reclassified into general and administrative: other	—	—	—	(417)	163	(254)
Marketable securities:
Unrealized net holding loss arising during the period	(3,788)	1,477	(2,311)	(4,257)	1,660	(2,597)
Realized net gain reclassified into investment expense (income)	(7)	2	(5)	(15)	5	(10)
Equity method investees' cash flow hedge:
Unrealized net holding gain (loss) arising during the period	(763)	298	(465)	669	(261)	408
Realized net loss reclassified into equity in earnings of non-consolidated entities	184	(72)	112	219	(85)	134

Other comprehensive income (loss)	$(3,215)	$1,253	$(1,962)	$(2,360)	$920	$(1,440)

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The tax effects allocated to each component of other comprehensive income (loss) during the nine months ended September 30, 2015 and the nine months ended September 30, 2014 is as follows:

	Nine Months Ended
	September 30, 2015			September 30, 2014
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized foreign currency translation adjustment	$1,608	$(627)	$981	$1,077	$(420)	$657
Pension and other benefit adjustments:
Net loss arising during the period	(73)	28	(45)	—	—	—
Prior service credit arising during the period	1,223	(477)	746	—	—	—
Amortization of net (gain) reclassified into general and administrative: other	(2,763)	1,077	(1,686)	(1,037)	405	(632)
Amortization of prior service credit reclassified into general and administrative: other	(2,888)	1,126	(1,762)	(1,249)	487	(762)
Curtailment gain reclassified into general and administrative: other	(11,867)	4,628	(7,239)	—	—	—
Settlement gain reclassified into general and administrative: other	(288)	113	(175)	—	—	—
Marketable securities:
Unrealized net holding gain (loss) arising during the period	(3,062)	1,194	(1,868)	1,250	(488)	762
Realized net gain reclassified into investment expense (income)	(252)	98	(154)	(40)	15	(25)
Equity method investees' cash flow hedge:
Unrealized net holding gain (loss) arising during the period	(1,389)	542	(847)	223	(87)	136
Realized net loss reclassified into equity in earnings of non-consolidated entities	576	(225)	351	650	(253)	397

Other comprehensive income (loss)	$(19,175)	$7,477	$(11,698)	$874	$(341)	$533

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

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

        On January 12, 2015, the Compensation Committee and the Board of Directors of Holdings, adopted resolutions to terminate the AMC Postretirement Medical Plan with an effective date of March 31, 2015. During the three months ended March 31, 2015, the Company notified eligible associates that their retiree medical coverage under the plan will terminate after March 31, 2015. Payments to eligible associates were approximately $4,300,000 during the nine months ended September 30, 2015. The Company recorded net periodic benefit credits of $18,118,000, including curtailment gains, settlement gains, amortization of unrecognized prior service credits and amortization of actuarial gains recorded in accumulated other comprehensive income related to the termination and settlement of the plan during the nine months ended September 30, 2015.

        The net periodic benefit credit recognized for the plans in general and administrative: other during the three months ended September 30, 2015 and the three months ended September 30, 2014 consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$9
Interest cost	1,069	1,153	—	54
Expected return on plan assets	(1,167)	(1,308)	—	—
Amortization of net (gain) loss	12	(259)	—	(87)
Amortization of prior service credit	—	—	—	(417)

Net periodic benefit credit	$(86)	$(414)	$—	$(441)

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

NOTE 9—EMPLOYEE BENEFIT PLANS (Continued)

        The net periodic benefit cost (credit) recognized for the plans in general and administrative: other during the nine months ended September 30, 2015 and the nine months ended September 30, 2014 consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Components of net periodic benefit cost:
Service cost	$—	$—	$2	$27
Interest cost	3,208	3,457	7	160
Expected return on plan assets	(3,500)	(3,922)	—	—
Amortization of net (gain) loss	34	(776)	(2,797)	(261)
Amortization of prior service credit	—	—	(2,888)	(1,249)
Curtailment gain	—	—	(11,867)	—
Settlement (gain) loss	287	—	(575)	—

Net periodic benefit cost (credit)	$29	$(1,241)	$(18,118)	$(1,323)

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

        On May 5, 2014, NCM, Inc., the sole manager of NCM LLC, announced that it had entered into a merger agreement to acquire Screenvision, LLC for $375,000,000, consisting of cash and NCM, Inc. common stock. Consummation of the transaction was subject to regulatory approvals and other customary closing conditions. On November 3, 2014, the U.S. Department of Justice filed an antitrust lawsuit seeking to enjoin the transaction. On March 16, 2015, NCM, Inc. and Screenvision, LLC decided to terminate the merger agreement. The termination of the merger agreement was effective upon NCM, Inc.'s payment of a $26,840,000 termination payment. The estimated legal and other transaction expenses were approximately $14,990,000. NCM LLC of which AMC was an approximate 15.05% owner at March 31, 2015, had agreed to indemnify NCM, Inc. and bear a pro rata portion of the termination fee and other transaction expenses. Accordingly, the Company recorded expense of

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

NOTE 10—COMMITMENTS AND CONTINGENCIES (Continued)

approximately $6,300,000 in equity in earnings of non-consolidated entities associated with these transaction expenses recorded by NCM LLC during the nine months ended September 30, 2015.

        On May 28, 2015, the Company received a Civil Investigative Demand ("CID") from the Antitrust Division of the United States Department of Justice in connection with an investigation under Sections 1 and 2 of the Sherman Antitrust Act. Beginning in May of 2015, the Company also received CIDs from the Attorneys General for the States of Ohio, Texas, Washington, Florida, New York, and Kansas and from the District of Columbia, regarding similar inquiries under those states' antitrust laws. The CIDs request the production of documents and answers to interrogatories concerning potentially anticompetitive conduct, including film clearances and participation in certain joint ventures. The Company may receive additional CIDs from antitrust authorities in other jurisdictions in which it operates. The Company does not believe it has violated federal or state antitrust laws and is cooperating with the relevant governmental authorities. However, the Company cannot predict the ultimate scope, duration or outcome of these investigations.

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

NOTE 11—NEW ACCOUNTING PRONOUNCEMENTS

        In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standard. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company will adopt ASU 2015-03 as of the beginning of 2016 and will change the presentation of the debt issuance costs, for its term loan and senior subordinated notes, by reclassifying the amount from other long-term assets to corporate borrowings in the Consolidated Balance Sheets.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. On July 9, 2015, FASB decided to delay the effective date of ASU 2014-09 by one year. The new standard is effective for the Company on January 1, 2018. Companies may elect to adopt this application as of the

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

NOTE 11—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

        The following table sets forth the computation of basic and diluted earnings from continuing operations per common share:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Numerator:
Earnings from continuing operations	$12,178	$7,376	$62,239	$33,948

Denominator (shares in thousands):
Weighted average shares for basic earnings per common share	97,978	97,506	97,959	97,506
Common equivalent shares for RSUs and PSUs	95	122	65	122

Shares for diluted earnings per common share	98,073	97,628	98,024	97,628

Basic earnings from continuing operations per common share	$0.12	$0.08	$0.64	$0.35

Diluted earnings from continuing operations per common share	$0.12	$0.08	$0.63	$0.35

        Vested RSUs have dividend rights identical to the Company's Class A and Class B common stock and are treated as outstanding shares for purposes of computing basic and diluted earnings per share. Unvested RSUs and unvested PSUs are subject to performance conditions and are included in diluted earnings per share, if dilutive, using the treasury stock method based on the number of shares, if any, that would be issuable under the terms of the Company's 2013 Equity Incentive Plan if the end of the reporting period were the end of the contingency period. During both the three months ended September 30, 2015 and the nine months ended September 30, 2015, unvested RSUs of 19,226 units, were not included in the computation of diluted earnings per share as vesting conditions were not met at the end of the reporting period.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

NOTE 13—SUBSEQUENT EVENTS

        On October 29, 2015, Holdings' Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on December 21, 2015 to stockholders of record on December 7, 2015.

        On October 30, 2015, AMCE gave notice of its intention to redeem any and all outstanding aggregate principal amount of its Notes due 2020 on December 1, 2015 (the "Redemption Date"). The Notes due 2020 will be redeemed at a redemption price of 104.875% of the principal amount together with accrued and unpaid interest, if any, to the Redemption Date. The aggregate principal amount of the Notes due 2020 outstanding on October 30, 2015 was $18,676,000.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

        In addition to historical information, this Report on Form 10-Q contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "may," "will," "forecast," "estimate," "project," "intend," "plan," "expect," "should," "believe" and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Similarly, statements made herein and elsewhere regarding pending acquisitions are also forward-looking statements, including statements regarding the anticipated closing date of the acquisition, the ability to obtain required regulatory approvals, or to satisfy closing conditions, the costs of the acquisition and the source of the financing, the expected benefits of the acquisition on our future business, operations and financial performance and our ability to successfully integrate the recently acquired business. These forward-looking statements are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

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

Overview

        We are one of the world's leading theatrical exhibition companies and an industry leader in innovation and operational excellence. Our Theatrical Exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs™ customer frequency membership program, rental of theatre auditoriums, gift card and packaged ticket income, on-line ticketing fees and arcade games located in theatre lobbies. As of September 30, 2015, we owned, operated or had interests in 348 theatres and 4,937 screens.

        During the nine months ended September 30, 2015, we opened 12 newly built screens and acquired 40 screens in the U.S., and temporarily closed 356 screens and reopened 294 screens in the U.S. to implement our strategy and install consumer experience upgrades.

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

        Recliner seating is the key feature of full theatre renovations. These exhaustive theatre renovations involve stripping theatres to their basic structure in order to replace finishes throughout, upgrade the sight and sound experience, install modernized points of sale and, most importantly, replace traditional theatre seats with plush, electric recliners that allow customers to deploy a leg rest and fully recline at the push of a button. The renovation process typically involves losing up to two-thirds of a given auditorium's seating capacity. For an industry historically focused on quantity, this reduction in seating capacity could be viewed as counter-intuitive and harmful to revenues. However, the quality improvement in the customer experience is driving, on average, an 80% increase in attendance at these locations. Our customers have responded favorably to the significant personal space gains from ample row depths, ability to recline or stretch their legs, extra-wide pillowed chaise and oversized armrests. The theatres with recliner seating attract more midweek audiences than normal theatres and tend to draw more adults who pay higher ticket prices than teens or young children. We typically do not change ticket prices in the first year after construction, however, in subsequent years we typically increase our ticket prices at our theatres with recliner seating.

        Rebalancing of the new supply-demand relationship created by recliner seating presents us two further opportunities to improve customer convenience and maximize operating results: open-source internet ticketing and reserved seating.

        Open-source internet ticketing makes all our seats (over 828,000) in all our theatres and auditoriums for all our showtimes as available as possible, on as many websites as possible. This is a significant departure from the prior ten-year practice, when tickets to any one of our buildings were only available on one website. We believe increased online access is important because it captures customers' purchase intent more immediately and directly than if we had to wait until they showed up at the theatre box office to make a purchase. Once our customers buy a ticket, they are less likely to change their mind. Carefully monitoring internet pre-sales also lets us adjust capacity in real time, moving movies that are poised to over perform to larger capacity or more auditoriums, thereby maximizing yield.

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

        To address recent consumer trends, we are expanding our menu of enhanced food and beverage products to include made-to-order drinks and meals, customized coffee, healthy snacks, premium beers, wine and mixed drinks and other gourmet products. We plan to invest across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage design improvements to the development of new dine-in theatre options to rejuvenate theatres approaching the end of their useful lives as traditional movie theatres and, in some of our larger theatres, to more efficiently monetize attendance. The costs of these conversions in some cases are partially covered by investments from the theatre landlord. Building on the success of our full-service Dine-In Theatres, we have completed construction of a new concept, AMC Red Kitchen, which emphasizes freshness, speed and convenience. Customers place their orders at a central station and the order is delivered to our customers at their reserved seat. As of September 30, 2015, we have successfully implemented our dine-in theatre concepts at 18 locations, which feature full kitchen facilities, seat-side servers and a separate bar and lounge area.

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

        As of September 30, 2015, we had 2,260 3D enabled screens, including 20 AMC Prime and ETX 3D enabled screens, and 150 IMAX 3D enabled screens; approximately 48.8% of our screens were 3D enabled screens, including IMAX 3D enabled screens, and approximately 3% of our screens were IMAX 3D enabled screens. We are the largest IMAX exhibitor in the world with a 45% market share in the United States and each of our IMAX local installations is protected by geographic exclusivity. The following table summarizes our 3D enabled number of screens:

Format	Number of Screens As of September 30, 2015
3D enabled	2,260
IMAX (3D enabled)	150
AMC Prime/ETX (3D enabled)	20

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

        The following tables reflect AMC Stubs activity during the three month period and nine month period ended September 30, 2015:

			AMC Stubs Revenue for Three Months Ended September 30, 2015
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, June 30, 2015	$12,916	$17,972
Membership fees received	4,853	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	3,733	—	(3,733)	—
Food and beverage	—	5,380	—	—	(5,380)
Rewards redeemed:
Admissions	—	(4,584)	—	4,584	—
Food and beverage	—	(6,481)	—	—	6,481
Amortization of deferred revenue	(6,042)	—	6,042	—	—

For the period ended or balance as of September 30, 2015	$11,727	$16,020	$6,042	$851	$1,101

			AMC Stubs Revenue for Nine Months Ended September 30, 2015
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, December 31, 2014	$11,408	$16,129
Membership fees received	18,610	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	13,859	—	(13,859)	—
Food and beverage	—	19,846	—	—	(19,846)
Rewards redeemed:
Admissions	—	(13,870)	—	13,870	—
Food and beverage	—	(19,944)	—	—	19,944
Amortization of deferred revenue	(18,291)	—	18,291	—	—

For the period ended or balance as of September 30, 2015	$11,727	$16,020	$18,291	$11	$98

        The following tables reflect AMC Stubs activity during the three month period and nine month period ended September 30, 2014:

			AMC Stubs Revenue for Three Months Ended September 30, 2014
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, June 30, 2014	$12,607	$17,597
Membership fees received	5,298	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	3,638	—	(3,638)	—
Food and beverage	—	5,737	—	—	(5,737)
Rewards redeemed:
Admissions	—	(4,077)	—	4,077	—
Food and beverage	—	(7,072)	—	—	7,072
Amortization of deferred revenue	(6,128)	—	6,128	—	—

For the period ended or balance as of September 30, 2014	$11,777	$15,823	$6,128	$439	$1,335

			AMC Stubs Revenue for Nine Months Ended September 30, 2014
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, December 31, 2013	$14,258	$17,117
Membership fees received	17,650	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	12,775	—	(12,775)	—
Food and beverage	—	21,031	—	—	(21,031)
Rewards redeemed:
Admissions	—	(13,537)	—	13,537	—
Food and beverage	—	(21,563)	—	—	21,563
Amortization of deferred revenue	(20,131)	—	20,131	—	—

For the period ended or balance as of September 30, 2014	$11,777	$15,823	$20,131	$762	$532

Significant and Subsequent Events

        Starplex Cinemas.    On July 13, 2015, we entered into a stock purchase agreement (the "Agreement") with SMH Theatres, Inc. ("Starplex Cinemas"), the shareholders of Starplex Cinemas and the shareholder representative named in the Agreement. Under the terms of the Agreement, we will acquire all of the outstanding common stock of Starplex Cinemas (the "Transaction") for $171,800,000 in cash, subject to working capital and other adjustments. Starplex Cinemas operates 33 theatres with 346 screens in small and mid-size markets in 12 states, which further complements our large market portfolio. We expect to acquire Starplex Cinemas on a cash-free, debt-free basis. We plan to fund the acquisition using cash on our balance sheet and availability under our existing revolving credit facility, if necessary. We expect to consummate the Transaction by the end of 2015, subject to customary closing conditions, including the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

        Corporate Borrowings.    On May 26, 2015, AMCE launched a cash tender offer for any and all of its outstanding Notes due 2020 at a purchase price of $1,093 for each $1,000 principal amount of Notes due 2020 validly tendered and accepted by AMCE on or before June 2, 2015 at 8:00 a.m. New York City time (the "Expiration Date"). Holders of $581,324,000, or approximately 96.9%, of the Notes due 2020 validly tendered and did not withdraw their Notes due 2020 on or prior to the Expiration Date. We recorded a loss on extinguishment related to the redemption of the Notes due 2020 of approximately $9,273,000 in other expense (income) during the nine months ended September 30, 2015.

        On June 5, 2015, AMCE issued $600,000,000 aggregate principal amount of its Notes due 2025 in a private offering. AMCE capitalized deferred financing costs of approximately $11,803,000, related to the issuance of the Notes due 2025, during the nine months ended September 30, 2015. The Notes due 2025 mature on June 15, 2025. AMCE will pay interest on the Notes due 2025 at 5.75% per annum, semi-annually in arrears on June 15th and December 15th, commencing on December 15, 2015. AMCE may redeem some or all of the Notes due 2025 at any time on or after June 15, 2020 at 102.875% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after June 15, 2023, plus accrued and unpaid interest to the redemption date. Prior to June 15, 2020, AMCE may redeem the Notes due 2025 at par plus a make-whole premium. AMCE used the net proceeds from the Notes due 2025 private offering and cash on hand, to pay the consideration for the tender offer for the Notes due 2020, plus any accrued and unpaid interest and related transaction fees and expenses.

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

        On October 30, 2015, AMCE gave notice of its intention to redeem any and all outstanding aggregate principal amount of its Notes due 2020 on December 1, 2015 (the "Redemption Date"). The Notes due 2020 will be redeemed at a redemption price of 104.875% of the principal amount together with accrued and unpaid interest, if any, to the Redemption Date. The aggregate principal amount of the Notes due 2020 outstanding on October 30, 2015 was $18,676,000.

        Postretirement Medical Plan Termination.    On January 12, 2015, the Compensation Committee and the Board of Directors of Holdings, adopted resolutions to terminate the AMC Postretirement Medical Plan with an effective date of March 31, 2015. During the three months ended March 31, 2015, we notified eligible associates that their retiree medical coverage under the plan will terminate after March 31, 2015. Payments to eligible associates were approximately $4,300,000 during the nine months ended September 30, 2015. We recorded net periodic benefit credits of $18,118,000, including curtailment gains, settlement gains, amortization of unrecognized prior service credits and amortization of actuarial gains recorded in accumulated other comprehensive income related to the termination and settlement of the plan during the nine months ended September 30, 2015.

        NCM.    On May 5, 2014, NCM, Inc., the sole manager of NCM LLC, announced that it had entered into a merger agreement to acquire Screenvision, LLC for $375,000,000, consisting of cash and NCM, Inc. common stock. Consummation of the transaction was subject to regulatory approvals and other customary closing conditions. On November 3, 2014, the U.S. Department of Justice filed an antitrust lawsuit seeking to enjoin the transaction. On March 16, 2015, NCM, Inc. and Screenvision, LLC decided to terminate the merger agreement. The termination of the merger agreement was effective upon NCM, Inc.'s payment of a $26,840,000 termination payment. The estimated legal and other transaction expenses are approximately $14,990,000. NCM LLC of which AMC is an approximate 15.05% owner at March 31, 2015, had agreed to indemnify NCM, Inc. and bear a pro rata portion of the termination fee and other transaction expenses. Accordingly, we recorded expense of approximately $6,300,000 in equity in earnings of non-consolidated entities associated with these transaction expenses recorded by NCM LLC during the nine months ended September 30, 2015.

        Dividends.    The following is a summary of dividends and dividend equivalents paid to stockholders during the nine months ended September 30, 2015:

Declaration Date	Record Date	Date Paid	Amount per Share of Common Stock	Total Amount Declared (In thousands)
February 3, 2015	March 9, 2015	March 23, 2015	$0.20	$19,637
April 27, 2015	June 8, 2015	June 22, 2015	0.20	19,635
July 28, 2015	September 8, 2015	September 21, 2015	0.20	19,622

        During the nine months ended September 30, 2015, we paid dividends and dividend equivalents of $59,012,000. At September 30, 2015, we accrued $107,000 for the remaining unpaid dividends.

        On October 29, 2015, Holdings' Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on December 21, 2015 to stockholders of record on December 7, 2015.

        Dolby Cinema™ at AMC Prime®.    On April 9, 2015, we, along with Dolby Laboratories, Inc., announced Dolby Cinema at AMC Prime, a premium cinema offering for moviegoers that combines spectacular image and sound technologies with design and comfort. Dolby Cinema at AMC Prime will include Dolby Vision™ laser projection and Dolby Atmos® sound, as well as AMC Prime power reclining seats with seat transducers that vibrate with the action on screen. As of September 30, 2015, we have 8 fully operational Dolby Cinema at AMC Prime screens and we expect to have 8 additional screens in operation by the end of 2015. We intend to expand to operating 50 Dolby Cinema at AMC Prime locations by December 2018 and up to 100 Dolby Cinema at AMC Prime locations by December 2024.

        Executive Officers.    On July 17, 2015, Gerardo I. Lopez provided us with notice of his resignation from his positions as Chief Executive officer, President and Director, effective August 6, 2015. On July 19, 2015, Holdings' Board of Directors appointed Craig R. Ramsey, Holdings' current Executive Vice President and Chief Financial Officer, to serve in the additional capacities of Interim Chief Executive Officer and Interim President of Holdings, effective August 7, 2015.

Operating Results

        The following table sets forth our revenues, operating costs and expenses attributable to our theatrical exhibition operations.

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014	% Change	September 30, 2015	September 30, 2014	% Change
Revenues
Theatrical exhibition
Admissions	$441,262	$417,448	5.7%	$1,393,338	$1,305,135	6.8%
Food and beverage	216,764	189,065	14.7%	667,804	582,426	14.7%
Other theatre	30,814	27,391	12.5%	101,901	95,674	6.5%

Total revenues	$688,840	$633,904	8.7%	$2,163,043	$1,983,235	9.1%

Operating Costs and Expenses
Theatrical exhibition
Film exhibition costs	$233,390	$220,608	5.8%	$751,894	$689,928	9.0%
Food and beverage costs	31,080	27,209	14.2%	95,395	82,673	15.4%
Operating expense	195,505	177,949	9.9%	588,177	546,925	7.5%
Rent	115,861	112,258	3.2%	348,804	341,063	2.3%
General and administrative expense:
Merger, acquisition and transaction costs	751	78	* %	2,590	1,012	* %
Other	18,706	12,961	44.3%	41,384	46,330	–10.7%
Depreciation and amortization	58,008	54,327	6.8%	173,034	160,854	7.6%

Operating costs and expenses	653,301	605,390	7.9%	2,001,278	1,868,785	7.1%

Operating income	35,539	28,514	24.6%	161,765	114,450	41.3%
Other expense (income)
Other expense (income)	—	(11)	* %	9,273	(8,397)	* %
Interest expense:
Corporate borrowings	22,682	26,897	–15.7%	73,478	84,544	–13.1%
Capital and financing lease obligations	2,286	2,448	–6.6%	6,990	7,459	–6.3%
Equity in earnings of non-consolidated entities	(10,850)	(13,087)	–17.1%	(21,536)	(17,300)	24.5%
Investment expense (income)	163	181	–9.9%	(5,039)	(7,504)	–32.8%

Total other expense	14,281	16,428	–13.1%	63,166	58,802	7.4%

Earnings from continuing operations before income taxes	21,258	12,086	75.9%	98,599	55,648	77.2%
Income tax provision	9,080	4,710	92.8%	36,360	21,700	67.6%

Earnings from continuing operations	12,178	7,376	65.1%	62,239	33,948	83.3%
Gain from discontinued operations, net of income taxes	—	—	—%	—	313	–100.0%

Net earnings	$12,178	$7,376	65.1%	$62,239	$34,261	81.7%

*
Percentage change in excess of 100%

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Operating Data:
Screen additions	—	—	12	12
Screens acquisitions	—	18	40	30
Screen dispositions	—	—	—	26
Construction openings (closures), net	(94)	(27)	(62)	(33)
Average screens(1)	4,916	4,878	4,914	4,870
Number of screens operated	4,937	4,946	4,937	4,946
Number of theatres operated	348	342	348	342
Screens per theatre	14.2	14.5	14.2	14.5
Attendance (in thousands)(1)	47,298	44,048	145,874	139,012

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

        The following table sets forth our reconciliation of Adjusted EBITDA:

Reconciliation of Adjusted EBITDA
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Earnings from continuing operations	$12,178	$7,376	$62,239	$33,948
Plus:
Income tax provision	9,080	4,710	36,360	21,700
Interest expense	24,968	29,345	80,468	92,003
Depreciation and amortization	58,008	54,327	173,034	160,854
Certain operating expenses(1)	3,899	3,587	11,313	17,725
Equity in earnings of non-consolidated entities	(10,850)	(13,087)	(21,536)	(17,300)
Cash distributions from non-consolidated entities	8,557	5,140	24,328	23,758
Investment expense (income)	163	181	(5,039)	(7,504)
Other expense (income)(2)	—	(11)	9,273	(8,397)
General and administrative expense—unallocated:
Merger, acquisition and transaction costs	751	78	2,590	1,012
Stock-based compensation expense (credit)(3)	2,199	(1,596)	9,377	6,072

Adjusted EBITDA	$108,953	$90,050	$382,407	$323,871

(1)
Amounts represent preopening expense, theatre and other closure expense, deferred digital equipment rent expense, and disposition of assets and other gains included in operating expenses.

(2)
We recorded a loss on extinguishment related to the redemption of the Notes due 2020 of approximately $9,273,000 in other expense (income) during the nine months ended September 30, 2015. Other expense (income) for the nine months ended September 30, 2014 was due to a gain on extinguishment of indebtedness related to the cash tender offer and redemption of the 8.75% Senior Notes due 2019 ("Notes due 2019") of $8,544,000, partially offset by other expenses of $158,000.

(3)
Non-cash expense (credit) included in general and administrative: other.

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

Results of Operations—For the Three Months Ended September 30, 2015 and September 30, 2014

        Revenues.    Total revenues increased 8.7%, or $54,936,000, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Admissions revenues increased 5.7%, or $23,814,000, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to a 7.4% increase in attendance, partially offset by a 1.6% decrease in average ticket price. The increase in attendance was primarily due to the popularity of film product during the current period and our comfort and convenience theatre renovation initiatives during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Total admissions revenues were increased by redemptions, net of deferrals, of $851,000 and $439,000 related to rewards accumulated under AMC Stubs during the three months ended September 30, 2015 and the three months ended September 30, 2014, respectively. The rewards accumulated under AMC Stubs are deferred and recognized in future periods upon redemption or expiration of customer rewards. The decrease in average ticket price was primarily due to the decrease related to tickets purchased for 3D and IMAX premium format film product, due to less popular product.

        Food and beverage revenues increased 14.7%, or $27,699,000, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to the increase in attendance and a 6.8% increase in food and beverage revenues per patron. The increase in food and beverage revenues per patron reflects the contribution of our food and beverage strategic initiatives and the increased prices associated with converting from tax inclusive pricing to tax on top pricing effective at the start of the fourth quarter of calendar 2014. Total food and beverage revenues were increased by rewards redeemed, net of deferrals, of $1,101,000 and $1,335,000 related to rewards accumulated under AMC Stubs during the three months ended September 30, 2015 and the three months ended September 30, 2014.

        Total other theatre revenues increased 12.5%, or $3,423,000, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to increases in income from internet ticket fees related to our comfort and convenience initiatives and gift card sales.

        Operating costs and expenses.    Operating costs and expenses increased 7.9%, or $47,911,000, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Film exhibition costs increased 5.8%, or $12,782,000, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 52.9% for the three months ended September 30, 2015 and 52.8% for the three months ended September 30, 2014.

        Food and beverage costs increased 14.2%, or $3,871,000, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. As a percentage of food and beverage revenues, food and beverage costs were 14.3% for the three months ended September 30, 2015 and 14.4% for the three months ended September 30, 2014. Food and beverage gross profit per patron increased 7.1%, and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

        As a percentage of revenues, operating expense was 28.4% for the three months ended September 30, 2015 as compared to 28.1% for the three months ended September 30, 2014, primarily due to increases in salaries, supplies, utilities, and credit card expense, partially offset by a decline in NCM beverage advertising expenses and the increase in attendance. Rent expense increased 3.2%, or $3,603,000, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily from the increase in the number of theatres operated, common area maintenance, and percentage rent due to revenue increases.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs were $751,000 during the three months ended September 30, 2015 compared to $78,000 during the three months ended September 30, 2014, primarily due to increases in legal fees and professional and consulting costs.

        Other.    Other general and administrative expense increased 44.3%, or $5,745,000, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, due primarily to increases in expenses related to stock-based compensation expense, legal costs, and salaries. Stock-based compensation expense during the three months ended September 30, 2014 was a credit of $1,596,000 due to the reversal of stock-based compensation expense previously recognized prior to the modification of the performance target of the PSU awards. During the three months ended September 30, 2015, we increased our stock-based compensation expense to reflect a 150% payout based on improved performance.

        Depreciation and amortization.    Depreciation and amortization increased 6.8%, or $3,681,000, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to the increase in depreciable assets resulting from capital expenditures of $215,574,000 and $270,734,000, during the nine months ended September 30, 2015 and the twelve months ended December 31, 2014, respectively.

Other Expense (Income):

        Interest expense.    Interest expense decreased 14.9%, or $4,377,000, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to the decrease in interest rates for corporate borrowings. In June 2015, AMCE completed an offering of $600,000,000 principal amount of its 5.75% Senior Subordinated Notes due 2025 and extinguished $581,324,000 principal amount of its 9.75% Senior Subordinated Notes due 2020.

        Equity in earnings of non-consolidated entities.    Equity in earnings of non-consolidated entities were $10,850,000 for the three months ended September 30, 2015 compared to $13,087,000 for the three months ended September 30, 2014. The decrease in equity in earnings of non-consolidated entities of $2,237,000 was primarily due to decreases in equity in earnings from Open Road Films, partially offset by increases in equity in earnings from NCM and DCIP. Cash distributions from non-consolidated entities were $8,557,000 during the three months ended September 30, 2015 and $5,140,000 during the three months ended September 30, 2014. See Note 2—Investments of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

        Investment expense (income).    Investment expense was $163,000 and $181,000 for the three months ended September 30, 2015 and the three months ended September 30, 2014, respectively.

        Income tax provision.    The income tax provision from continuing operations was $9,080,000 for the three months ended September 30, 2015 and $4,710,000 for the three months ended September 30, 2014. See Note 5—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

        Net earnings.    Net earnings were $12,178,000 and $7,376,000 during the three months ended September 30, 2015 and three months ended September 30, 2014, respectively. Net earnings during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 were positively impacted by the increase in food and beverage per patron and attendance and the decrease in interest expense. Net earnings were negatively impacted by the increase in income tax provision, stock-based compensation expense, and depreciation expense.

Results of Operations—For the Nine Months Ended September 30, 2015 and September 30, 2014

        Revenues.    Total revenues increased 9.1%, or $179,808,000, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Admissions revenues increased 6.8%, or $88,203,000, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to a 4.9% increase in attendance and a 1.7% increase in average ticket price. The increase in attendance was primarily due to the popularity of film product during the current period and our comfort and convenience theatre renovation initiatives during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Total admissions revenues were increased by rewards redeemed, net of deferrals, of $11,000 and $762,000 related to rewards accumulated under AMC Stubs during the nine months ended September 30, 2015 and the nine months ended September 30, 2014, respectively. The rewards accumulated under AMC Stubs are deferred and recognized in future periods upon redemption or expiration of customer rewards. The increase in average ticket price was primarily due to an increase related to tickets purchased for IMAX and 3D premium format film product and for alternative film content and other premium formats.

        Food and beverage revenues increased 14.7%, or $85,378,000, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to a 9.3% increase in food and beverage revenues per patron and the increase in attendance. The increase in food and beverage revenues per patron reflects increased prices associated with converting from tax inclusive pricing to tax on top pricing effective at the start of the fourth quarter of calendar 2014 and the contribution of our food and beverage strategic initiatives. Total food and beverage revenues were increased by rewards redeemed, net of deferrals, of $98,000 and $532,000 related to rewards accumulated under AMC Stubs during the nine months ended September 30, 2015 and the nine months ended September 30, 2014, respectively.

        Total other theatre revenues increased 6.5%, or $6,227,000 during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to increases in income from internet ticket fees related to our comfort and convenience initiatives, packaged ticket sales, advertising revenues, and theatre meeting rentals, partially offset by decreases in income from AMC Stubs membership fees earned. The increase in income on packaged tickets of $1,640,000 was due to fair value accounting as a result of Wanda acquiring Holdings on August 30, 2012. We did not recognize any income on packaged tickets until 18 months after August 30, 2012. We began recognizing income on packaged ticket sales in March of 2014 and expect to continue recording income prospectively.

        Operating costs and expenses.    Operating costs and expenses increased 7.1%, or $132,493,000, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Film exhibition costs increased 9.0%, or $61,966,000, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to the increase in admissions revenues and the increase in film exhibition costs as a percentage of admission revenues. As a percentage of admissions revenues, film exhibition costs were 54.0% for the nine months ended September 30, 2015 and 52.9% for the nine months ended September 30, 2014 due to a change in mix to higher grossing film product carrying higher percentage film rent.

        Food and beverage costs increased 15.4%, or $12,722,000, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. As a percentage of food and beverage revenues, food and beverage costs were 14.3% for the nine months ended September 30, 2015 and 14.2% for the nine months ended September 30, 2014. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues and a shift in product mix to premium items that generate higher sales at lower profit margin percentages. Food and beverage gross profit per patron increased 8.9%, and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

        As a percentage of revenues, operating expense was 27.2% for the nine months ended September 30, 2015 as compared to 27.6% for the nine months ended September 30, 2014, primarily due to an increase in attendance and a decrease in theatre closure expense and NCM beverage advertising expense, partially offset by increases in salaries, IMAX and 3D format and licensing fees, credit card expense, supplies, and utilities. In May 2014, one theatre in Canada was permanently closed, which resulted in approximately $4,200,000 of expense in the prior year. Rent expense increased 2.3%, or $7,741,000, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily from the increase in the number of theatres operated and increases in percentage rent due to revenue increases, partially offset by declines in rent-related sales tax.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs were $2,590,000 during the nine months ended September 30, 2015 compared to $1,012,000 during the nine months ended September 30, 2014, primarily due to an increase in legal costs.

        Other.    Other general and administrative expense decreased 10.7%, or $4,946,000, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, due primarily to the net periodic benefit credit of $18,118,000 related to the termination and settlement of the AMC Postretirement Medical Plan, partially offset by an increase in expense related to legal costs, salaries, annual incentive compensation, professional and consulting fees, theatre support center rent, and abandoned projects. See Note 9—Employee Benefit Plans of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information regarding the components of net periodic benefit credit, including recognition of the prior service credits and net actuarial gains recorded in accumulated other comprehensive income, curtailment gains, and settlement gains.

        Depreciation and amortization.    Depreciation and amortization increased 7.6%, or $12,180,000, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to the increase in depreciable assets resulting from capital expenditures of $215,574,000 and $270,734,000, during the nine months ended September 30, 2015 and the twelve months ended December 31, 2014, respectively.

Other Expense (Income):

        Other expense (income).    Other expense (income) during the nine months ended September 30, 2015 was due to a loss on extinguishment of indebtedness related to the cash tender offer and redemption of the Notes due 2020 of $9,273,000. Other expense (income) during the nine months ended September 30, 2014 was due to a gain on extinguishment of indebtedness related to the cash tender offer and redemption of the Notes due 2019 of $8,544,000, partially offset by other expenses of $158,000.

        Interest expense.    Interest expense decreased 12.5%, or $11,535,000, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to the decrease in interest rates for corporate borrowings and the decrease in aggregate principal amounts of borrowings. In June 2015, AMCE completed an offering of $600,000,000 principal amount of its 5.75% Senior Subordinated Notes due 2025 and extinguished $581,324,000 principal amount of its 9.75% Senior Subordinated Notes due 2020. In February 2014, AMCE completed an offering of $375,000,000 principal amount of its 5.875% Senior Subordinated Notes due 2022 and in February 2014 and June 2014, extinguished $463,964,000 and the remaining outstanding principal of $136,036,000, respectively of its 8.75% Senior Notes due 2019.

        Equity in earnings of non-consolidated entities.    Equity in earnings of non-consolidated entities were $21,536,000 for the nine months ended September 30, 2015 compared to $17,300,000 for the nine months ended September 30, 2014. The increase in equity in earnings of non-consolidated entities of $4,236,000 was primarily due to decreases in equity in losses from Open Road Films and increases in equity in earnings from DCIP, partially offset by decreases in equity in earnings from NCM. The decrease in equity in earnings from NCM was primarily due to expense associated with the termination of the Screenvision, LLC merger agreement and other transaction expenses. See Note 10—Commitments and Contingencies of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information. The cash distributions from non-consolidated entities were $24,328,000 during the nine months ended September 30, 2015, and $23,758,000 during the nine months ended September 30, 2014, which includes payments related to the NCM tax receivable agreement recorded in investment income. See Note 2—Investments of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

        Investment expense (income).    Investment income was $5,039,000 for the nine months ended September 30, 2015 compared to investment income of $7,504,000 for the nine months ended September 30, 2014. Investment income for the nine months ended September 30, 2015 includes payments received of $5,352,000 related to the NCM tax receivable agreement compared to payments received of $8,045,000 during the nine months ended September 30, 2014.

        Income tax provision.    The income tax provision from continuing operations was $36,360,000 for the nine months ended September 30, 2015 and $21,700,000 for the nine months ended September 30, 2014. See Note 5—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

        Gain from discontinued operations, net of income taxes.    Gain from discontinued operations was $0 and $313,000 during the nine months ended September 30, 2015 and the nine months ended September 30, 2014, respectively.

        Net earnings.    Net earnings were $62,239,000 and $34,261,000 during the nine months ended September 30, 2015 and nine months ended September 30, 2014, respectively. Net earnings during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 were positively impacted by the increase in food and beverage per patron, the increase in attendance and average ticket price, the decrease in interest expense, the decrease in theatre and other closure expense, the increase in equity in earnings of non-consolidated entities, and the decrease in general and administrative: other expense. Net earnings were negatively impacted by the extinguishment of indebtedness related to the cash tender offers, the increase in income tax provision, and the increase in depreciation expense.

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

        We had working capital deficit as of September 30, 2015 and December 31, 2014 of $210,282,000 and $126,638,000, respectively. Working capital included $167,938,000 and $213,882,000 of deferred revenues and income as of September 30, 2015 and December 31, 2014, respectively. AMCE has the ability to borrow under its Senior Secured Credit Facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments). As of September 30, 2015, AMCE had $137,059,000 available for borrowing, net of letters of credit, under its revolving Senior Secured Credit Facility.

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

        As of September 30, 2015, AMCE was in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2020, the Notes due 2022, and the Notes due 2025.

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

Cash Flows from Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $209,225,000 and $118,590,000 during the nine months ended September 30, 2015 and the nine months ended September 30, 2014, respectively. The increase in cash flows provided by operating activities for the nine months ended September 30, 2015 was primarily due to increases in net earnings and decreases in payments for film payable and accrued compensation.

Cash Flows from Investing Activities

        Cash flows used in investing activities, as reflected in the Consolidated Statements of Cash Flows, were $217,086,000 and $183,491,000, during the nine months ended September 30, 2015 and the nine months ended September 30, 2014, respectively. Cash outflows from investing activities include capital expenditures of $215,574,000 and $182,968,000 during the nine months ended September 30, 2015 and the nine months ended September 30, 2014, respectively. Our capital expenditures primarily consisted of strategic growth initiatives and remodels, maintaining our theatre circuit, and technology upgrades. We expect that our total gross cash outflows for capital expenditures will be approximately $320,000,000 to $340,000,000 for 2015, before giving effect to expected landlord contributions of approximately $65,000,000 to $85,000,000.

Cash Flows from Financing Activities

        Cash flows used in financing activities, as reflected in the Consolidated Statement of Cash Flows, were $112,085,000 and $326,065,000 during the nine months ended September 30, 2015 and the nine months ended September 30, 2014, respectively. Financing activities for the current period primarily consisted of the repurchase of Notes due 2020, dividend payments and payments related to the Senior Secured Credit Facility and capital and financing lease obligations, partially offset by the proceeds from issuance of Notes due 2025.

        On June 5, 2015, AMCE issued $600,000,000 aggregate principal amount of its Notes due 2025 and used the net proceeds to pay for the tender offer for the Notes due 2020, plus any accrued and unpaid interest and related transaction fees and expenses. The deferred financing costs paid related to the issuance of the Notes due 2025 were $11,803,000, during the nine months ended September 30, 2015. AMCE repaid principal and recorded premium related to approximately 96.9% of the Notes due 2020 during the nine months ended September 30, 2015 of $626,114,000, comprised of $581,324,000 principal amount and $44,790,000 recorded premium. See Note 4—Corporate Borrowings of the Notes to Consolidated Financial Statements in Item 1 of Part I for further information.

        On February 7, 2014, AMCE issued $375,000,000 aggregate principal amount of its Notes due 2022 and used the net proceeds, together with a portion of the net proceeds from the initial public offering, to pay the consideration and consent payments for the tender offer for the Notes due 2019, plus any accrued and unpaid interest and related transaction fees and expenses. The deferred financing costs paid related to the issuance of the Notes due 2022 were $7,748,000, during the nine months ended September 30, 2014. AMCE repurchased a portion of the Notes due 2019 during the nine months ended September 30, 2014 for $639,728,000.

        The following is a summary of dividends and dividend equivalents declared to stockholders during the nine months ended September 30, 2015:

Declaration Date	Record Date	Date Paid	Amount per Share of Common Stock	Total Amount Declared (In thousands)
February 3, 2015	March 9, 2015	March 23, 2015	$0.20	$19,637
April 27, 2015	June 8, 2015	June 22, 2015	0.20	19,635
July 28, 2015	September 8, 2015	September 21, 2015	0.20	19,622

        We paid dividends and dividend equivalents of $59,012,000 during the nine months ended September 30, 2015 and accrued $107,000 for the remaining unpaid dividends at September 30, 2015.

        The following is a summary of dividends and dividend equivalents declared to stockholders during the nine months ended September 30, 2014:

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

Investment in NCM LLC

        We hold an investment of 15.04% in NCM LLC accounted for using the equity method as of September 30, 2015. The estimated fair market value of these units was approximately $263,886,000, based upon the publically quoted price per share of NCM, Inc. on September 30, 2015 of $13.42 per share. We have little tax basis in these units, therefore the sale of all these units at September 30, 2015 would require us to report taxable income of approximately $406,150,000, including distributions received from NCM LLC that were previously deferred. Our investment in NCM LLC is a source of liquidity for us and we expect that any sales we may make of NCM LLC units would be made in such a manner to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

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

        As disclosed in Note 4—Corporate Borrowings of the Notes to the Consolidated Financial Statements in Item 1 of Part I hereof, on May 26, 2015, AMCE launched a cash tender offer for any and all of its then outstanding Notes due 2020. On June 5, 2015, AMCE accepted for purchase $581,324,000 aggregate principal amount, plus accrued and unpaid interest of the Notes due 2020, at a purchase price of $1,093 for each $1,000 principal amount of Notes due 2020 validly tendered (or defective tender waived by AMCE). On June 5, 2015, AMCE issued $600,000,000 Notes due 2025 in a private offering and used the net proceeds and cash on hand, to pay the consideration for the tender offer for the Notes due 2020, plus any accrued and unpaid interest and related transaction fees and expenses. On October 30, 2015, AMCE gave notice of its intention to redeem any and all of its Notes due 2020 that remain outstanding on December 1, 2015 in accordance with the terms of the indenture governing the Notes due 2020. The Company expects the refinancing to reduce its annual cash interest expense by $24,000,000.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to various market risks.

        Market risk on variable-rate financial instruments.    At September 30, 2015, AMCE maintained a Senior Secured Credit Facility comprised of a $150,000,000 revolving credit facility and $775,000,000 of Senior Secured Term Loans due 2020. The Senior Secured Credit Facility provides for borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR, with a minimum base rate of 1.75% and a minimum rate for LIBOR borrowings of 0.75%. The rate in effect at September 30, 2015 for the outstanding Senior Secured Term Loan due 2020 was a LIBOR-based rate of 3.50% per annum. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At September 30, 2015, AMCE had no variable-rate borrowings under its revolving credit facility and had an aggregate principal balance of $755,625,000 outstanding under the Senior Secured Term Loan due 2020. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $5,717,000 during the nine months ended September 30, 2015.

        Market risk on fixed-rate financial instruments.    Included in long-term corporate borrowings at September 30, 2015 were principal amounts of $18,676,000 of AMCE's Notes due 2020, $375,000,000 of AMCE's Notes due 2022, and $600,000,000 of AMCE's Notes due 2025. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2020, Notes due 2022, and Notes due 2025 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2020, Notes due 2022, and Notes due 2025.

Item 4.    Controls and Procedures.

  (a)
  Evaluation of disclosure controls and procedures.

        The Company maintains a set of disclosure controls and procedures designed to ensure that material information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that material information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's Interim Chief Executive Officer and Chief Financial Officer has evaluated these disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and has determined that such disclosure controls and procedures were effective.

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

Item 1A.    Risk Factors

        Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014 and Part II Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the three months ended June 30, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits.

EXHIBIT NUMBER	DESCRIPTION
2.1	Stock Purchase Agreement by and among AMC Entertainment Holdings, Inc., SMH Theatres, Inc., the Shareholders of SMH Theatres, Inc. and the Representative named herein dated as of July 13, 2015. (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. AMC agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request (incorporated by reference from Exhibit 2.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on July 14, 2015).
*31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*32.1	Section 906 Certifications of Craig R. Ramsey (Chief Executive Officer) and (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.

**
Submitted electronically with this Report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT HOLDINGS, INC.
Date: November 4, 2015	/s/ CRAIG R. RAMSEY Craig R. Ramsey Interim Chief Executive Officer and President, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1	Stock Purchase Agreement by and among AMC Entertainment Holdings, Inc., SMH Theatres, Inc., the Shareholders of SMH Theatres, Inc. and the Representative named herein dated as of July 13, 2015. (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. AMC agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request (incorporated by reference from Exhibit 2.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on July 14, 2015).
*31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*32.1	Section 906 Certifications of Craig R. Ramsey (Chief Executive Officer) and (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.

**
Submitted electronically with this Report.