Form 10-K
period 2015-12-31
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2016-03-08
CIK 1411579

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2015, computed by reference to the price at which the registrant's Class A common stock was last sold on the New York Stock Exchange on such date was $661,937,322 (21,575,532 shares at a closing price per share of $30.68).

          Shares of Class A common stock outstanding—21,609,230 shares at February 12, 2016

          Shares of Class B common stock outstanding—75,826,927 shares at February 12, 2016

DOCUMENTS INCORPORATED BY REFERENCE

          Certain portions of the registrant's definitive proxy statement, in connection with its 2016 annual meeting of stockholders, to be filed within 120 days of December 31, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMC ENTERTAINMENT HOLDINGS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

INDEX

Forward-Looking Statements

        In addition to historical information, this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "may," "will," "forecast," "estimate," "project," "intend," "plan," "expect," "should," "believe" and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Similarly, statements made herein and elsewhere regarding our pending acquisition of Carmike are also forward-looking statements, including statements regarding the anticipated closing date of the acquisition, the ability to obtain regulatory approvals or to satisfy closing conditions, the costs of the acquisition or the source or structure of the financings, the expected benefits of the acquisition on our future business, operations and financial performance and our ability to successfully integrate the recently acquired business. These forward-looking statements are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

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

  •
  shrinking exclusive theatrical release windows;

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

  •
  our ability to achieve expected synergies and benefits and performance from our strategic theatre acquisitions and strategic initiatives, execution risks related to our pending and completed acquisitions and other strategic initiatives;

  •
  with respect to our pending Carmike acquisition, our ability to satisfy closing conditions in the anticipated time frame or at all, obtaining regulatory approval, including the risk that any approval may be on terms or subject to conditions that are not anticipated, obtaining Carmike stockholders approval; the possibility that the acquisition does not close, including in circumstances in which we would be obligated to pay Carmike a termination fee or other damage or expenses;

  •
  our ability to finance the Carmike acquisition on favorable terms;

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

  •
  increased costs in order to comply with governmental regulation and the impact of governmental investigations concerning potentially anticompetitive conduct including film clearances and partnering with other major exhibitors in joint ventures; and

  •
  we may not generate sufficient cash flows or have sufficient restricted payment capacity under our Senior Secured Credit Facility or the indentures governing our debt securities to pay our intended dividends on our Class A common stock.

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

        As of December 31, 2015, Wanda owned approximately 77.85% of Holdings' outstanding common stock and 91.34% of the combined voting power of Holdings' outstanding common stock and has the power to control Holdings' affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), entering into of mergers, sales of substantially all of our assets and other extraordinary transactions.

        Initial Public Offering of Holdings:    On December 23, 2013, Holdings completed its initial public offering ("IPO") of 18,421,053 shares of Class A common stock at a price of $18.00 per share. In connection with the IPO, the underwriters exercised in full their option to purchase an additional 2,631,579 shares of Class A common stock. As a result, the total IPO size was 21,052,632 shares of Class A common stock and the net proceeds to Holdings were approximately $355,299,000 after deducting underwriting discounts, commissions and offering expenses. The net IPO proceeds of $355,299,000 were contributed by Holdings to AMCE.

        General:    Our business was founded in Kansas City, Missouri in 1920. Holdings was incorporated under the laws of the state of Delaware on June 6, 2007 and AMCE was incorporated under the laws of the state of Delaware on June 13, 1983. We maintain our principal executive offices at One AMC Way, 11500 Ash Street, Leawood, Kansas 66211.

Financial Information about Segments

        We have identified one reportable segment for our theatrical exhibition operations. For information about our operating segment, see Note 15—Operating Segment to the Consolidated Financial Statements under Part II Item 8 of this Annual Report on Form 10-K.

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

        As of December 31, 2015, we owned, operated or held interests in 387 theatres with a total of 5,426 screens primarily in the United States. Our theatres are predominantly located in major metropolitan markets, which we believe gives our circuit a unique profile and offers strategic and operational advantages. 41% of the U.S. population lives within 10 miles of one of our theatres. Our top five markets, in each of which we hold the #1 or #2 share position, are New York (44% share), Los Angeles (27%), Chicago (43%), Philadelphia (29%) and Dallas (29%). For the twelve months ended December 31, 2015, these five metro markets comprised 41% of our revenues and 37% of our attendance. Additionally we hold the #1 or #2 position by market share in our next five largest markets (San Francisco, Boston, Washington, D.C, Atlanta and Houston). Strategically, these markets and our theatres in them are diverse, operationally complex, and, in many cases, the scarcity of new theatre opportunities creates a significant competitive advantage for established locations against newcomers or alternative entertainment options.

        Across our entire circuit, approximately 200 million and 190 million customers visited our theatres during each of the calendar years 2015 and 2014, respectively. According to publicly available information for our peers, during the calendar year ended December 31, 2015, our circuit led in revenues per patron ($14.97), average ticket price ($9.61) and food and beverage per patron ($4.62). For the same period, our annual admission revenues per screen ($383,500) and admissions gross profit per screen ($176,500) were among the highest of our peers. We believe that it is the quality of our theatre locations and our customer-focused innovation that continue to drive improved productivity per location (which we measure as increases in admissions revenues per screen relative to the industry and/or food and beverage revenues per patron).

        We believe that our size, reputation, financial performance, history of innovation, strong major market presence and highly productive theatre circuit position us well for the future—a future where, after more than nine decades of business models driven by quantity of theatres, screens and seats, we believe the quality of the movie going experience will determine long term, sustainable success. We are improving the quality of the movie-going experience in ways that we believe will extend stay and capture a greater proportion of total movie-going spending in order to maximize the economic potential of each customer visit, create sustainable growth and deliver shareholder value.

        We plan to continue investing in our theatres and upgrading the consumer experience to take greater advantage of incremental revenue-generating opportunities, primarily through an array of improved and differentiated customer experiences in (1) more comfort and convenience; (2) food and beverage; (3) engagement and loyalty; (4) sight and sound; and (5) targeted programming. The following table provides detail with respect to the geographic location of our theatrical exhibition circuit as of December 31, 2015:

Theatrical Exhibition	Theatres(1)	Screens(1)
California	49	684
Texas	33	544
Illinois	43	519
Florida	22	378
New Jersey	26	341
New York	24	263
Indiana	20	251
Georgia	12	179
Michigan	9	178
Arizona	10	171
Colorado	12	166
Washington	12	140
Missouri	11	138
Ohio	9	136
Massachusetts	9	130
Pennsylvania	10	126
Virginia	8	124
Maryland	10	120
Oklahoma	9	117
Louisiana	7	99
Minnesota	6	96
Kansas	6	88
North Carolina	4	77
Wisconsin	4	63
Connecticut	4	60
Nebraska	3	45
District of Columbia	4	31
Iowa	2	31
Nevada	2	28
Utah	2	21
Kentucky	1	20
Alabama	1	16
Arkansas	1	16
South Carolina	1	14
United Kingdom	1	16

Total Theatrical Exhibition	387	5,426

(1)
Included in the above table are 5 theatres and 77 screens that we manage or in which we have a partial interest. We manage 3 theatres where we receive a fee from the owner and where we do not own any economic interest in the theatre. We manage and own 50% economic interests in 2 theatres accounted for following the equity method and own a 50% economic interest in 1 IMAX screen accounted for following the equity method.

        We were founded in 1920 and since then have pioneered many of the theatrical exhibition industry's most important innovations. In addition, we have acquired some of the most respected companies in the theatrical exhibition industry, including Loews, General Cinema, Kerasotes and Starplex Cinemas. Our historic growth has been driven by a combination of organic growth and acquisition strategies, in addition to strategic alliances and partnerships that highlight our ability to capture innovation and value beyond the traditional exhibition space. For example:

  •
  In March 2005, we formed a joint venture with Regal Entertainment Group ("Regal") and combined our respective cinema screen advertising businesses into a company called National CineMedia, LLC ("NCM"). In July 2005, Cinemark Holdings, Inc. ("Cinemark") joined NCM by contributing its cinema screen advertising business and, together with us and Regal, became "Founding Members" of NCM. As of December 31, 2015, we owned 23,862,988 common units in NCM, or a 17.66% ownership interest in NCM. All of our NCM membership units are redeemable for, at the option of NCM, cash or shares of common stock of National CineMedia, Inc. ("NCM, Inc."), on a share-for-share basis. In December 2015, the Company elected to exchange 200,000 NCM membership units for 200,000 common shares of NCM, Inc. The estimated fair value of our units in NCM and our common shares of NCM, Inc. was approximately $378.0 million based on the closing price per share of NCM, Inc. on December 31, 2015 of $15.71 per share. See Note 5—Investments to the audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. NCM operates an in-theatre digital network in the United States. NCM's primary activities that impact our theatres include advertising through its branded "First Look" pre-feature entertainment program, lobby promotions and displays.

    We believe that the reach, scope and digital delivery capability of NCM's network provides an effective platform for national, regional and local advertisers to reach an engaged audience. We receive a monthly theatre access fee for participation in the NCM network. In addition, we are entitled to receive mandatory quarterly distributions of excess cash from NCM.

  •
  In March 2011, we announced the launch of an innovative distribution company called Open Road Films along with another major theatrical exhibition chain. Open Road Films is a dynamic acquisition-based domestic theatrical distribution company that concentrates on wide-release movies. Their first film, Killer Elite, was released in September 2011. Releases during calendar 2015 include The Loft, The Gunman, Little Boy, Dope, Rock the Kasbah, and the Academy Award winning film for Best Picture, Spotlight.

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

  •
  We own a 15.45% interest in Digital Cinema Distribution Coalition, LLC ("DCDC"), a joint venture with certain other exhibitors and film distributors. DCDC was formed to develop a satellite distribution network for feature films and other digital cinema content. As of December 31, 2015, 331 of our theatre locations are equipped to receive content via the DCDC network with an additional 6 sites scheduled for installation and 40 sites awaiting landlord approvals.

        The following table sets forth our historical information concerning new builds (including expansions), acquisitions and dispositions (including net construction closures) and end-of-period operated theatres and screens through December 31, 2015:

	New Builds		Acquisitions		Permanent/Temporary Closures/(Openings), net		Total Theatres
Fiscal Year	Number of Theatres	Number of Remodels	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens
Beginning balance							297	4,433
2010	1	6	—	—	11	105	287	4,334
2011	1	14	95	960	33	359	350	4,949
2012	1	12	—	—	15	106	336	4,855
Transition period ended December 31, 2012	—	—	11	166	5	46	342	4,975
Calendar 2013	1	12	4	37	4	61	343	4,963
Calendar 2014	3	29	4	36	4	81	346	4,947
Calendar 2015	2	23	40	410	1	(46)	387	5,426

	9	96	154	1,609	73	712

        We have created and invested in a number of allied businesses and strategic initiatives that have created differentiated viewing formats and experiences, greater variety in food and beverage options and value appreciation for our Company. We believe these initiatives will continue to generate incremental value for our Company in the future. For example:

  •
  To complement our deployment of digital technology, in 2006 we partnered with RealD to install its 3D enabled systems in our theatres. As of December 31, 2015, we had 2,643 3D screens, including 13 proprietary large format ("PLF") screens and 152 IMAX screens that are 3D enabled. During the year ended December 31, 2015, 3D films licensed by us in the U.S. have generated approximately 41% greater admissions revenue per person than the standard 2D versions of the same film, or approximately $3.68 additional revenue per ticket.

  •
  We are the largest IMAX exhibitor in the U.S. with 152 screens (all 3D-enabled) and a 44% market share (as of December 31, 2015). Our IMAX screen count is 70% greater than our closest competitor.

  •
  In fiscal 2010, we introduced our proprietary large-screen digital format, ETX, and as of December 31, 2015, we operated ETX at 10 locations. ETX features wall-to-wall screens that are of high definition. In 2013, we developed AMC Prime—a concept that further enhances the movie-going experience on all sensory levels: state of the art sound design, a crisp, clear picture, and a comfortable power recliner seat complete with transducers that allow the guest to "feel" the action. This second generation PLF takes the best of ETX and makes it better. In December 2015, we acquired 3 Intense Digital Experience ("IDX") screens as a part of the Starplex Cinemas acquisition.

  •
  In April 2015, we, along with Dolby® Laboratories, Inc., announced Dolby Cinema at AMC Prime, a premium cinema offering for moviegoers that combines spectacular image and sound technologies with design and comfort. Dolby Cinema at AMC Prime includes Dolby Vision™ laser projection and Dolby Atmos® sound, as well as AMC Prime power reclining seats with seat transducers that vibrate with the action on screen. As of December 31, 2015, we have 12 fully operational Dolby Cinema at AMC Prime screens. We intend to convert an additional 30 to 35 screens, including all ETX screens in 2016 to Dolby Cinema at AMC Prime locations. We charge a premium price for our PLF experience, which for the year ended December 31, 2015, produced approximately 63% greater admissions revenue than standard 2D versions of the same movie, or approximately $5.58 additional revenue per ticket.

  •
  Our tickets are currently on sale over the Internet at the AMC website, Fandango®, Movietickets.com®, and Flixster®. During calendar 2015, our Internet ticketing services sold approximately 44 million tickets for us. We believe there is additional upside in our future Internet ticketing service alliances which would provide consumers with mobile ticketing applications and integration with our digital marketing programs.

        Consistent with our history and culture of innovation, we believe we have pioneered a new way of thinking about theatrical exhibition: as a consumer entertainment provider. This vision, which introduces a strategic and marketing overlay to traditional theatrical exhibition, has been instrumental in driving and redirecting our future strategy.

        The following table provides detail with respect to digital delivery, 3D enabled projection, large screen formats, such as IMAX and our proprietary Dolby Cinema at AMC Prime, other PLF screens, enhanced food and beverage offerings and our premium seating as deployed throughout our circuit on December 31, 2015:

Format	Theatres	Screens
Digital	387	5,426
3D enabled (includes IMAX, ETX and IDX)	386	2,643
IMAX (3D enabled)	151	152
Dolby Cinema at AMC Prime	12	12
Other PLF (3D enabled)	13	13
Dine-in theatres	19	312
Premium seating	93	1,119

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

        Our strategic objective is very straightforward: we intend to be the customer experience leader. We aim to maintain and increase our leadership position and competitive advantage through the following five tightly defined strategies:

        1) More Comfort and Convenience—We believe that in an era of jam-packed, busy schedules and stressful lives, movie-going, more than ever, represents an easy, familiar escape. Against that reality, we believe that maximizing comfort and convenience for our customers will be increasingly necessary to maintain and improve customer relevance.

        Three specific initiatives help us deliver more comfort and convenience to our customers. The most impactful so far, as measured by improved customer satisfaction, economic and financial metrics, is recliner seating. Along with these physical plant transformations, open-source internet ticketing and reserved seating help us shape and adapt our circuit to meet and exceed our customers' expectations.

        Recliner seating is the key feature of theatre renovations. These renovations involve stripping theatres to their basic structure in order to replace finishes throughout, upgrade the sight and sound experience, install modernized points of sale and, most importantly, replace traditional theatre seats with plush, electric recliners that allow customers to deploy a leg rest and fully recline—at the push of a button. On average, the renovation process involves losing up to 60% seating capacity. In the process of doing a re-seat, where two to three rows of seats may have existed in the past, only one will exist now, and as the recliners are typically six to ten inches wider than a conventional seat, more seats are lost. For an industry historically focused on quantity, this reduction in seating capacity could be viewed as counter-intuitive and harmful to revenues. However, the quality improvement in the customer experience is driving, on average, a 75% increase in attendance at these locations. Our customers have responded favorably to the significant personal space gains from ample row depths, ability to recline or stretch their legs, extra-wide pillowed chaise and oversized armrests. Starting with one 12-screen theatre renovated almost 5 years ago, as of December 31, 2015 we now feature recliner seating in 93 theatres or 1,119 screens. During 2016, we expect to convert an additional 30 to 35 locations.

        Rebalancing of the new supply-demand relationship created by recliner seating presents us two further opportunities to improve customer convenience and maximize operating results: open-source internet ticketing and reserved seating.

        Open-source internet ticketing makes all our seats (over 880,000) in all our theatres and auditoriums for all our showtimes (approximately 24,000 per day) as available as possible, on as many websites as possible. This is a significant departure from the years prior to 2012, when tickets to any one of our buildings were only available on one website. In the four years since we exercised our right to end exclusive contracts, internet tickets sold as a percentage of total tickets sold has increased significantly from approximately 5.5% to 22.1%. We believe increased online access is important because it captures customers' purchase intent more immediately and directly than if we had to wait until they showed up at the theatre box office to make a purchase. Once our customers buy a ticket, they are less likely to change their mind. Carefully monitoring internet pre-sales also lets us adjust capacity in real time, moving movies that are poised to overperform to larger capacity or more auditoriums, thereby maximizing yield.

        Reserved seating, now fully implemented in 144 of our busiest theatres as of December 31, 2015, allows our customers to choose a specific seat in advance of the movie. We believe that knowing there is a specifically chosen seat waiting for a show that promises to be a sellout is comforting to our customers, and removes anxiety around the experience. We believe reserved seating will become increasingly prevalent to the point of being a pre-requisite in the medium-term future.

        We believe the comfort and personal space gains from recliner seating, coupled with the immediacy of demand captured from open-source internet ticketing and the anxiety removal of reserved seating make a powerful economic combination for us.

        2) Enhanced Food and Beverage—Popcorn and soft drinks are as integral a part of the movie-going experience as the movies themselves and account for over 70% of food and beverage revenues. Yet, approximately one third of our 200 million annual customers do not purchase food or a beverage. Since 2011, we have increased the rate at which our customers purchase food and beverage from 64% to 69%. At AMC, our food and beverage program is designed to address this opportunity. In order to increase the percentage of customers purchasing food and beverage as well as increase sales per patron, we have developed food and beverage concepts that expand selection and service offerings. These concepts range from a broader range of post-pay shopping (Marketplace) to liquor (MacGuffins) to the vastly innovative and complex (Dine-In Theatres). This array of concepts, progressively more innovative and capital intensive, creates further service and selection across a range of theatre types and attendance levels and allows us to satisfy more customers and more, different customer needs and generate additional revenues.

  •
  Coke Freestyle®, puts our customers in charge with over 140 drink flavor options in a compact footprint. AMC's operational excellence and history of innovation allowed us first-mover advantage on this new technology, which at the end of 2015 was deployed in 257 of our theatres and, we anticipate, will be in all of our circuit by the end of 2017.

  •
  Designed for higher volume theatres, Marketplace vastly expands menu offerings as well as delivers a more customer engaging, post-pay shopping experience. Today we operate these flexible, highly popular concepts across a wide range of asset types and attendance levels. Marketplaces feature grab-and-go and self-serve food and beverages, including Coke Freestyle®. We find that when customers are allowed to browse and choose, overall satisfaction goes up and they spend more. At the close of 2015, we operate 23 Marketplaces with plans to install 3 to 5 more in 2016.

  •
  MacGuffins Bar and Lounges give us a fresh opportunity to engage our over-21 customers. We believe that few innovations have won over the adult movie goer more decisively than our full service bars featuring premium beers, wines and liquors. Extremely versatile in design with a significant impact on theatre economics, MacGuffins is our fastest growing idea in the enhanced food and beverage space. As of December 31, 2015, we have deployed 124 MacGuffins and we are moving quickly and expect to install an additional 20 to 25 MacGuffins during 2016. Due to our success in operating MacGuffins, we believe we can leverage our substantial experience when it comes to permitting, installing and commissioning these improvements.

  •
  At the top of the scale are our Dine-In Theatres. Dine-In Theatres are full restaurant operations, giving our customers the ultimate dinner-and-a-movie experience all at a single seat. Compressing by almost half what would otherwise be a four or five hour, multi-destination experience, young people and adults alike are afforded a huge convenience, which puts the idea of going to a movie much more in play. We currently operate 19 Dine-In Theatres that deliver chef-inspired menus with seat-side or deliverly service to luxury recliners with tables. Our recent Dine-In Theatre concepts are designed to capitalize on the latest food service trend, the fast casual eating experience. Today, our Dine-In Theatres represent 5% of our total theatres and generate 11% of our circuit-wide food and beverage revenues. We plan to add one to two Dine-In Theatre concepts in 2016.

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

        3) Greater Engagement and Loyalty—We believe that in the theatrical exhibition business, as in all consumer-oriented businesses, engagement and loyalty are the hallmarks of winning organizations.

        Our brand is the most recognizable in the business, with over 80% awareness in the United States according to an Ipsos Omnibus survey completed July 2013—far above any competitor. We build on that strength by seeking engagement and loyalty from our customers in four measurable, specific and inter-related ways. At the top of the pyramid is AMC Stubs®, we believe the industry's most sophisticated loyalty program. At the base of the pyramid are our mobile apps, website (www.amctheatres.com) and social media outreach, which combined seek to drive engagement to levels unprecedented in the movie exhibition industry. We believe there is incremental attendance potential to be gained from avid movie-goers who generate a disproportionate share of industry revenues and who state that the quality of the movie-going experience directly influences their movie-going habits.

  •
  AMC Stubs® is the industry's first program of its kind. Fee-based, it rewards loyalists with in-theatre value ($10 for every $100 spent). The program is fully automated and user-friendly from a customer perspective. As of December 31, 2015, we had over 2.5 million member households, which represent approximately 21% of our total weekly box office revenues. Transaction data from this loyal customer base are mined for consumer insights that are used to develop targeted, relevant customer offers, leading to increased attendance and sales. The program increases switching costs (the negative monetary (annual fee) and psychological (lost reward potential) costs associated with choosing a competitive theatre exhibitor), especially for those patrons located near competitors' theatres. We believe that increased switching costs dissuade customers from choosing a competitor's theatre and lead to higher loyalty.

  •
  Our www.amctheatres.com state-of-the-art website leverages Responsive Web Design technology that optimizes the users' experience regardless of platform (phone, tablet, laptop, etc.) and for 2015, had over 13 million visits per month, with peak months over 17 million, generating over 420 million page visits for the year. The website generates ticket sales and higher conversion rates by simplifying customers' purchasing decision and process.

  •
  The AMC mobile apps, available for iOS, Android and Windows devices, have been downloaded over 5.7 million times since launch, generating over half a million sessions per week. This convenient way to purchase tickets also features Enhanced Maps, which allows customers to browse for their nearest AMC theatre or favorite AMC theatre amenity, Mobile Gift Cards, which allows for last minute gifting directly from the mobile phone, and My AMC, which allows customers to generate a personalized movie queue of coming releases.

  •
  On the social media front, our Facebook 'Likes', are at nearly 4.5 million and are still more than all our peer competitors' counts combined. We are similarly engaged on Twitter (over 300,000 followers), Instagram (55,000 followers) and YouTube (nearly 300,000 subscribers). Our participation in these social networks keeps movie-going top of mind and allows targeted campaigns and offers with clear 'calls to action' that generate incremental attendance and incremental revenues per patron.

        The competitive advantage in greater customer engagement and loyalty includes the ability to use market intelligence to better anticipate customers' needs and desires and to capture incremental share of entertainment dollars and time. Observing actual (not self-reported or aspirational) behaviors through AMC Stubs® is an asset leveraged by AMC, its suppliers and partners.

        4) Premium Sight and Sound—At its core, our business is a visual and aural medium. The quality of projection and sound is therefore mission critical, and has improved significantly with the advent of digital systems. As of December 31, 2015, our conversion to these digital systems is substantially complete and essentially all screens employ state-of-the-art Sony 4K or similar digital projectors. Importantly, the digital conversions enabled 3D exhibition. As of December 31, 2015, 2,643 screens (49% of total) are 3D enabled and feature at least one 3D enabled screen in 99% of our locations.

        In sight and sound, we believe that size is critical in our customers' decision-making. Consistent with this belief, we are the largest IMAX exhibitor in the United States, with 152 screens, all 3D-enabled, with 70% more screens than our closest competitor and representing a 44% market share (as of December 31, 2015). In addition, we currently have our own private label large formats. As of December 31, 2015, we have Dolby Cinema at AMC Prime in 12 locations, ETX in 10 locations and IDX in 3 locations. Combined, these 177 screens represent only 3% of our total screens and 9% of our total box office revenues.

        The premium sight and sound experiences—3D, IMAX, Dolby Cinema at AMC Prime, and other PLF screens—give our customers more options and earn incremental pricing from our customers. On average, pricing premiums currently amount to $4.88 per patron, driving better economics for us and the Hollywood studios while also delivering our audience a superior experience. For context, box office gross profit per patron on premium formats averages 13% more than gross profit per patron for conventional 2D formats. We anticipate increasing our premium large-format screen count by converting 30 to 35 screens, including all ETX screens to the Dolby Cinema at AMC Prime format in 2016.

        Ongoing technical advances in the areas of projection and sound, specifically in the large format platform, will require some level of capital investment, with laser based projection technology and multi-dimensional audio solutions being tested and deployed where competition and customer relevance are in play.

        5) Targeted Programming—The core of our business, historically and now, is Hollywood movies. We play all varieties, from adrenaline-filled action movies to heart-warming family films, laugh out loud comedies and terrifying horror flicks. We play them in 2D, 3D, IMAX, Dolby Cinema at AMC Prime, other PLF screens and even closed captioned and sometimes with subtitles. If a movie is commercially available, it is likely to be playing at an AMC theatre today or tonight, because we schedule shows in the morning, afternoon and even at midnight or later, just to make sure it is convenient for our customers.

        Increasingly, we are playing movies and other content originating from more sources. We believe that as diversity grows in the United States, the ability to adapt and target programming for a fragmented audience will grow increasingly critical. We believe this is something we already do very well. As measured by an Insight Strategy Group survey conducted November 2011, approximately 51% of our audience was Latino or African American. Latino families are Hollywood's, and our, best customers. They go to the movies 6.4x per year (56% more than average). We have calculated that 67% of U.S. Latinos live within 20 miles of an AMC theatre by using Nielsen Prime Location software and Claritas population estimates.

        For movies targeted at these diverse audiences, we frequently experience attendance levels greater than our average, national market share. For example, AMC recently captured 63% market share of the 2015 Asian Pacific-titled movie Mojin: The Lost Legend. AMC produced a box office of $3.5 million and an average market share for AMC over 22% during the twelve months ended December 31, 2015 for films made for Hispanic audiences. Additionally, during the twelve months ended December 31, 2015, we exhibited 97 Bollywood movies in up to 77 theatres capturing an above average 33% market share and generating $15.5 million in box office revenues, according to data provided by Rentrak.

        Through AMC Independent, we have also reached into the independent (or "indie") production and distribution community. Growing quickly, from its inception five years ago, we played 405 films (excluding community programming and film festivals) during the twelve months ended December 31, 2015 from this very creative community, generating $81 million in U.S. box office revenue.

        Open Road Releasing, LLC ("Open Road Releasing"), operator of Open Road Films, LLC ("Open Road Films"), our joint venture with another major exhibitor, is similarly undertaking an effort to grow our sources of content and provide access to our screens for content that may not otherwise find its way there.

        We believe AMC is a vital exhibitor for Hollywood studios and for independent distributors because we generate more box office revenue per theatre and provide stronger in-theatre and online promotional exposure for movies. Theatres are a content owner's highest quality revenue stream, because every customer pays every time they watch the content. Among all theatres, AMC's venues are the most valuable to content owners. Due to the studios' fixed distribution cost per licensed film, we believe their product is never more productive than at an AMC theatre.

Our Competitive Strengths

        We believe we have the following competitive strengths:

        Leading Market Share in Important, Affluent and Diverse Markets—Across the country's three biggest metropolitan markets—New York, Los Angeles and Chicago, representing 19% of the country's total box office—we hold a 36% combined market share. We have theatres located in 24 of the top 25 U.S. markets, holding the #1 or #2 position in 21 of those markets based on box office revenue. On any given weekend, approximately one third of the top ten theatres for the #1 opening movie title in the United States are AMC theatres, according to data provided by Rentrak. We believe our strong presence in these top markets makes our theatres highly visible and therefore strategically more important to content providers, who rely on the large audiences and marketing momentum provided by major markets to drive opinion-making and deliver a movie's overall box office results.

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

        Well Located, Highly Productive Theatres—Our theatres are generally located in the top retail centers across the United States. We believe this provides for long-term visibility and higher productivity, and is a key element in the success of our Enhanced Food and Beverage and More Comfort and Convenience initiatives. Our location strategy, combined with our strong major market presence and our focus on a superior customer experience, enable us to deliver industry-leading theatre-level productivity. During the twelve months ended December 31, 2015, six of the ten highest grossing theatres in the United States were AMC theatres, according to data provided by Rentrak. During the same period our average total revenues per theatre were $7.7 million. This per unit productivity is important not only to content providers, but also to developers and landlords, for whom per location and per square foot sales numbers are critical measures. The net effect is a close relationship with the commercial real estate community, which gives us first-look and preferred tenant status on emerging opportunities.

        Selectively Participating in a Consolidating Industry—Throughout the last two decades, AMC has been an active participant in our industry's consolidation. In that span, we have acquired and successfully integrated Loews, General Cinema, Kerasotes, select operations of Rave Digital Media and Rave Review Cinemas, and in 2015 acquired SMH Theatres, Inc. ("Starplex Cinemas"). We intend to selectively pursue acquisitions where the characteristics of the location, overall market and facilities further enhance the quality of our theatre portfolio.

        On March 3, 2016, we, along with Carmike Cinemas, Inc. ("Carmike"), announced our entry into a definitive merger agreement pursuant to which we will acquire all of the outstanding shares of Carmike for $30.00 per share in cash or approximately $757 million. We entered into a debt financing commitment letter in connection with the merger agreement which provides senior secured incremental term loans in an aggregate amount of up to $560 million and a senior subordinated bridge loan in an aggregate amount of up to $300 million to fund the acquisition and to backstop the change of control put option in the existing Carmike indebtedness. There can be no assurance that we will be successful in completing the debt financing on favorable terms as it involves matters outside of our control. The merger is subject to customary closing conditions, including regulatory approval and approval by Carmike's shareholders. Carmike is a U.S. leader in digital cinema, 3D cinema deployments and alternative programming and is one of the nation's largest motion picture exhibitors. Carmike operates 276 theatres and 2,954 screens in 41 states focused primarily in mid-sized communities.

        Additionally, our focus on improving the customer experience and our strong relationships with landlords and developers have provided opportunities to expand our footprint in existing markets by acquiring competitors' existing theatres at the end of their lease term at little or no cost. We believe that our More Comfort and Convenience and Enhanced Food and Beverage concepts have high appeal to landlords wanting to increase traffic and sales in their retail centers. These "spot acquisitions" have given us the ability to bolster our presence in existing markets at relatively low cost and more quickly (weeks, months) as compared to new builds (months, years).

        Substantial Operating Cash Flow—For the year ended December 31, 2015, December 31, 2014, and December 31, 2013, our net cash provided by operating activities totaled $467.6 million, $297.3 million, and $357.3 million, respectively. We believe that our strategic initiatives, highly productive theatre circuit and continued focus on cost control will enable us to generate sufficient cash flow provided by operating activities to execute our strategy, to grow our revenues, maintain our facilities, service our indebtedness and pay dividends to our stockholders.

        Experienced and Dynamic Team—Our senior management team, led by Adam Aron, President and Chief Executive Officer, has the expertise that we believe will be required to transform movie-going from a commodity to a differentiated entertainment experience. A dynamic and balanced team of executives combines long-tenured leaders in operations, real estate and finance who contributed to building AMC's hard earned reputation for operations excellence with creative entertainment and restaurant industry executives in marketing, programming and food and beverage who bring to AMC business acumen and experience that support innovation in theatrical exhibition.

        In July 2013, we relocated our Theatre Support Center to a new, state-of-the-art facility in Leawood, Kansas. With a technology platform that provides for real-time monitoring of AMC screens across the country and a workplace conducive to collaboration and teamwork, our management team has the organization well aligned with its strategy.

        Furthermore, we believe that our people, the nearly 21,300 AMC associates, constitute an essential strength of our Company. They strive to make movie-going experiences at AMC always a treat. Our auditoriums offer clear and bright projection, our food is hot and our drinks are cold. Our doors, lobbies, hallways and bathrooms are clean and we select and train our people to make smiles happen. We create events and want our customers to always feel special at an AMC theatre. This is an experience delivered almost 200 million times a year.

        Over the past five years, we have enhanced the quality and increased the variety at our food and beverage stands, introduced in-theatre dining options in many markets, launched our industry-leading loyalty program, AMC Stubs, and in 2015 achieved our Company's highest ever overall ratings for top-box customer satisfaction. We feel like this is only the beginning.

        Key Strategic Shareholder—In August 2012, Holdings was acquired by Wanda, one of the largest, privately-held conglomerates in China and post IPO remains our single largest shareholder with a 77.85% ownership stake. In addition to its core business as a prominent developer and owner of commercial real estate, Wanda also owns related businesses in entertainment, hospitality and retail. Wanda is the largest theatre exhibition operator in China through its controlling ownership interest in Wanda Cinema Line. The combined ownership and scale of AMC and Wanda Cinema Line, has enabled us to enhance relationships and obtain better terms from important food and beverage, lighting and theatre supply vendors, and to expand our strategic partnership with IMAX. When our scale and

Wanda's growth are taken into account, we believe AMC is the most efficient and effective partner a content owner has. Wanda is controlled by its chairman, Mr. Jianlin Wang.

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

        During the period from 1990 to 2014, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 707 in 2014, according to the Motion Picture Association of America 2014 Theatrical Market Statistics and prior reports.

        North American film distributors typically establish geographic film licensing zones and license on a film-by-film basis to one theatre in each zone. In film zones where we are the sole exhibitor, we obtain film licenses by selecting a film from among those offered and negotiating directly with the distributor. In competitive zones, where we compete with one or more exhibitors to secure film, distributors generally allocate their films to the exhibitors located in that area based on screen capacity, grossing potential, and licensing terms. As of December 31, 2015, approximately 94% of our screens in the United States were located in film licensing zones where we are the sole exhibitor and we generally have access to all widely distributed films.

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

        There are several distributors which provide a substantial portion of quality first-run motion pictures to the exhibition industry. These include Twentieth Century Fox, Walt Disney Studios Motion Pictures, Warner Bros. Distribution, Sony Pictures Releasing, Universal Pictures, Paramount Pictures, and Lionsgate. Films licensed from these distributors accounted for approximately 89% of our admissions revenues for the year ended December 31, 2015. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's motion pictures in any given year. In 2015, our largest single distributor accounted for 22.7% of our box office admissions.

Food and Beverage

        Food and beverage sales are our second largest source of revenue after box office admissions. Food and beverage items include popcorn, soft drinks, candy, hot dogs, premium food and beverage items, specialty drinks (including premium beers, wine and mixed drinks), healthy choice items and made to order hot foods including menu choices such as curly fries, chicken tenders and mozzarella sticks. Different varieties of food and beverage items are offered at our theatres based on preferences in that particular geographic region. As of December 31, 2015, we have implemented dine-in theatre concepts at 19 locations, which feature full kitchen facilities, seat-side or deliverly servers and a separate bar and lounge area.

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

Employees

        As of December 31, 2015, we employed approximately 970 full-time and 20,330 part-time employees. Approximately 44% of our U.S. theatre employees were paid the minimum wage. Substantially all of our employees are employed at OpCo.

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

        In the United States, the movie exhibition business is large, stable and mature. While in any given calendar quarter the quantity and quality of movies can drive volatile results, box office revenues have generally advanced from 2011 to 2015. Calendar year 2015 was the industry's best ever, in terms of revenues, with box office revenues of $11.1 billion, an increase of 7.6% from 2014 with over 1.3 billion admissions in the U.S. and Canada.

        The movie exhibition business has survived the booms and busts of economic cycles and has adapted to myriad changes in technology and customer behavior. There is great value for the entertainment dollar in movie going, and no replacement has been invented for the escape and fun that a night at the movies represents.

        We believe the exhibition business is in the early stages of a transition. After decades of economic models driven by quantity (number of theatres, screens and seats), we believe it is the quality of the movie going experience that will define future success. Whether through enhanced food and beverage options (Food and Beverage Kiosks, Marketplaces, Coke Freestyle, MacGuffins or Dine-in Theatres), more comfort and convenience (recliner seating, open-source internet ticketing, reserved seating), engagement and loyalty (AMC Stubs, open-source internet ticketing, mobile apps, social media) or sight and sound (digital projectors, 3D, Dolby Cinema at AMC Prime, other PLF screens or IMAX), it is the ease of use and the amenities that these innovations bring to customers that we believe will drive sustained profitability in the years ahead.

        The following table represents information about the exhibition industry obtained from the National Association of Theatre Owners ("NATO") and Box Office Mojo:

Calendar Year	Box Office Revenues (in millions)	Attendance (in millions)	Average Ticket Price	Number of Theatres	Indoor Screens
2015	$11,135	1,321	$8.43	5,375	39,579
2014	10,353	1,267	8.17	5,362	39,300
2013	10,921	1,343	8.13	5,359	39,424
2012	10,837	1,361	7.96	5,317	39,056
2011	10,174	1,283	7.93	5,331	38,974
2010	10,566	1,339	7.89	5,399	38,902
2009	10,596	1,413	7.50	5,561	38,605
2008	9,631	1,341	7.18	5,403	38,201
2007	9,664	1,405	6.88	5,545	38,159
2006	9,210	1,406	6.55	5,543	37,765

        Based on information obtained from Rentrak, we believe that the four largest exhibitors, in terms of U.S. / Canada box office revenue (Regal Entertainment Group, AMC Entertainment Inc., Cinemark Holdings, Inc. and Cineplex Inc.) generated approximately 61% of the box office revenues in 2015. This statistic is up from 35% in 2000 and is evidence that the theatrical exhibition business in the U.S. / Canada have been consolidating.

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

        Even as major studio releases have increased in 2014 following a 2013 decline, we believe companies like Open Road Films could fill an important gap that exists in the market today for consumers, movie producers and theatrical exhibitors by providing a broader availability of movies to consumers. Theatrical exhibitors are uniquely positioned to not only support, but also benefit from new distribution companies and content providers.

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

Significant Acquisitions and Dispositions

        In December 2015, we completed the acquisition of 33 theatres and 346 screens from Starplex Cinemas. For more information on our recent Starplex Cinemas acquisition, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Significant Events" and Note 2—Acquisition to the Consolidated Financial Statements under Part II Item 8 of this Annual Report on Form 10-K. In December 2012, we completed the acquisition of 4 theatres and 61 screens from Rave Review Cinemas, LLC and 6 theatres and 95 screens from Rave Digital Media, LLC. In May 2010, we completed the acquisition of 92 theatres and 928 screens from Kerasotes.

        In January 2016, we divested of two Starplex Cinemas theatres with 22 screens, as required by the Antitrust Division of the United States Department of Justice. Additionally, during the fourth quarter of our fiscal year ended March 31, 2011, management decided to permanently close 73 underperforming screens and auditoriums. In May 2010, in connection with the acquisition of Kerasotes, we divested of 11 theatres as required by the Antitrust Division of the United States department of Justice.

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

Financial Information About Geographic Areas

        For information about the geographic areas in which we operate, see Note 15—Operating Segment to the Consolidated Financial Statements under Part II Item 8 of this Annual Report on Form 10-K. During the year ended December 31, 2015, revenues from our continuing theatre operations outside the United States accounted for less than 1% of our total revenues.

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

Executive Officers

        The following table sets forth certain information regarding our executive officers and key employees as of February 12, 2016:

Name	Age	Position(s) Held
Adam M. Aron	61	Chief Executive Officer, President and Director (Holdings and AMCE)
Craig R. Ramsey	64	Executive Vice President and Chief Financial Officer (Holdings and AMCE)
John D. McDonald	58	Executive Vice President, U.S. Operations (Holdings and AMCE)
Elizabeth Frank	46	Executive Vice President, Chief Content and Programming Officer (Holdings and AMCE)
Mark A. McDonald	57	Executive Vice President, Global Development (Holdings and AMCE)
Stephen A. Colanero	49	Executive Vice President and Chief Marketing Officer (Holdings and AMCE)
Kevin M. Connor	53	Senior Vice President, General Counsel and Secretary (Holdings and AMCE)
Chris A. Cox	50	Senior Vice President and Chief Accounting Officer (Holdings and AMCE)
Carla Sanders	50	Senior Vice President, Human Resources (Holdings and AMCE)

        All our current executive officers hold their offices at the pleasure of our board of directors, subject to rights under their respective employment agreements in some cases. There are no family relationships between or among any executive officers, except that Messrs. John D. McDonald and Mark A. McDonald are brothers.

        Mr. Adam Aron has served as Chief Executive Officer, President and Director of the Company since January 2016. From February 2015 to December 2015, Mr. Aron was appointed Chief Executive Officer of Starwood Hotels and Resorts Worldwide, Inc. Since 2006, Mr. Aron has served as Chairman and Chief Executive Officer of World Leisure Partners, Inc. a personal consultancy for matters related to travel and tourism, high-end real estate development, and professional sports, that he founded. Mr. Aron served as Chief Executive Officer and Co-Owner of the Philadelphia 76ers from 2011 to 2013, and remains a co-owner currently. From 2006 to 2015, Mr. Aron served as Senior Operating

Partner of Apollo Management L.P. Mr. Aron currently serves on the board of directors of Norwegian Cruise Line Holdings, Ltd. and the Philadelphia 76ers. Mr. Aron served on the board of directors of Prestige Cruise Holdings Inc. from 2007 to 2014. Mr. Aron received a masters of business administration degree with distinction from the Harvard Business School and a bachelor of arts degree cum laude from Harvard College.

        Mr. Craig R. Ramsey has served as Executive Vice President and Chief Financial Officer of AMC since April 2002. Mr. Ramsey served as Interim Chief Executive Officer and President of the Company from August 7, 2015 until January 4, 2016. Mr. Ramsey served as Secretary of the Company from April 2002 until April 2003. Mr. Ramsey served as Senior Vice President, Finance, Chief Financial Officer and Chief Accounting Officer from August 1998 until May 2002. Mr. Ramsey served as Vice President, Finance from January 1997 to August 1998, and prior thereto, Mr. Ramsey had served as Director of Information Systems and Director of Financial Reporting since joining AMC in February 1995. Mr. Ramsey has over 30 years of experience in finance in public and private companies. Mr. Ramsey serves on the board of directors for Open Road Releasing and NCM. Mr. Ramsey holds a B.S. degree in Accounting and Business Administration from the University of Kansas.

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

        Ms. Elizabeth Frank has served as Executive Vice President, Chief Content and Programming Officer for AMC since July 2012. Between August 2010 and July 2012, Ms. Frank served as Senior Vice President, Strategy and Strategic Partnerships. From 2006 to 2010, Ms. Frank served as Senior Vice President of Global Programs for AmeriCares. From 2003 to 2006, Ms. Frank served as Vice President of Corporate Strategic Planning for Time Warner Inc. Prior to Time Warner Inc., Ms. Frank was a partner at McKinsey & Company for nine years. Ms. Frank serves on the board of directors of Open Road Releasing. Ms. Frank holds a Bachelor of Business Administration degree from Lehigh University and a Masters of Business Administration from Harvard University.

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

        Mr. Kevin M. Connor has served as Senior Vice President, General Counsel and Secretary of AMC since April 2003. Prior to April 2003, Mr. Connor served as Senior Vice President, Legal beginning

November 2002. Prior thereto, Mr. Connor was in private practice in Kansas City, Missouri as a partner with the firm Seigfreid Bingham, P.C. from October 1995. Mr. Connor holds a Bachelor of Arts degree in English and History from Vanderbilt University, a Juris Doctorate degree from the University of Kansas School of Law and LLM in Taxation from the University of Missouri—Kansas City.

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

        Ms. Carla Sanders has served as Senior Vice President, Human Resources of AMC since January 2014. Ms. Sanders served as Vice President, Human Resources Services from September 2006 to January 2014. Prior thereto, Ms. Sanders served as Vice President, Recruitment and Development from April 2005 to September 2006. Ms. Sanders' prior experience includes human resources manager and director of employment practices. Ms. Sanders began her career at AMC in 1988 as a theatre manager in Philadelphia. Ms. Sanders serves as co-chair for the AMC Cares Invitational and is a member of the AMC Investment Committee. She is formerly a board member for the Quality Hill Playhouse and Big Brothers Big Sisters of Kansas City. She currently serves on the boards of the Kansas City Zoo, Negro League Baseball Museum and is the chair of Win Win. Ms. Sanders has over 20 years of human resources experience. Ms. Sanders holds a B.S. from The Pennsylvania State University.

Item 1A.

RISK FACTORS

We have no control over distributors of the films and our business may be adversely affected if our access to motion pictures is limited or delayed.

        We rely on distributors of motion pictures, over whom we have no control, for the films that we exhibit. Major motion picture distributors are required by law to offer and license film to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for our licenses on a film-by-film and theatre-by-theatre basis. Our business depends on maintaining good relations with these distributors, as this affects our ability to negotiate commercially favorable licensing terms for first-run films or to obtain licenses at all. With only 7 distributors representing approximately 89% of the U.S. box office in 2015, there is a high level of concentration in the industry. Our business may be adversely affected if our access to motion pictures is limited or delayed because of deterioration in our relationships with one or more distributors or for some other reason. To the extent that we are unable to license a popular film for exhibition in our theatres, our operating results may be adversely affected.

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

        We have a significant amount of debt. As of December 31, 2015, we had outstanding $2,036.4 million of indebtedness ($2,038.0 million face amount), which consisted of $954.0 million under our Senior Secured Credit Facility ($955.6 million face amount), $975.0 million of our existing subordinated notes ($975.0 million face amount), $5.5 million promissory note and $101.9 million of existing capital and financing lease obligations, and $62.1 million available for borrowing under our Senior Secured Revolving Credit Facility. As of December 31, 2015, we also had approximately $3.9 billion of undiscounted rental payments under operating leases (with initial base terms generally between 15 to 20 years). The amount of our indebtedness and lease and other financial obligations could have important consequences to our stockholders. For example, it could:

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

        Our key strategic initiatives, including recliner seating, enhanced food and beverage and premium sight and sound, require significant capital expenditures to implement. Our gross capital expenditures aggregated approximately $333.4 million for the year ended December 31, 2015, $270.7 million for the year ended December 31, 2014 and $260.8 million, for the year ended December 31, 2013, respectively. We estimate that our gross cash outflows for capital expenditures will be approximately $390.0 million to $410.0 million, before giving effect to expected landlord contributions of approximately $120.0 million to $140.0 million for the year ending December 31, 2016. The lack of available capital resources due to business performance or other financial commitments could prevent or delay the deployment of innovations in our theatres. We may have to seek additional financing or issue additional securities to fully implement our growth strategy. We cannot be certain that we will be able to obtain new financing on favorable terms, or at all. In addition, covenants under our existing indebtedness limit our ability to incur additional indebtedness, and the performance of any additional or improved theatres may not be sufficient to service the related indebtedness that we are permitted to incur.

We have had significant financial losses in previous years.

        Prior to fiscal 2007, we had reported net losses in each of the prior nine fiscal years totaling approximately $551.1 million. For fiscal 2007, 2008, 2009, 2010, 2011, 2012, the period March 30, 2012 through August 30, 2012, the period August 31, 2012 through December 31, 2012, the year ended 2013, the year ended 2014, and the year ended 2015, we reported net earnings (losses) of $116.9 million, $(6.2) million, $(149.0) million, $79.9 million, $(174.3) million, $(94.1) million, $90.2 million, $(42.7) million, $364.4 million, $64.1 million, and $103.9 million respectively. If we experience poor financial results in the future, we may be unable to meet our payment obligations while attempting to expand our theatre circuit and withstand competitive pressures or adverse economic conditions.

We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.

        As of December 31, 2015, we had an estimated federal income tax loss carryforward of $542.1 million and estimated state income tax loss carryforward of $321.1 million which will be limited annually due to certain change in ownership provisions of the Internal Revenue Code ("IRC") Section 382. Our federal tax loss carryforwards will begin to expire in 2017 and will completely expire in 2034. Our state tax loss carryforwards may be used over various periods ranging from 1 to 20 years.

        We have experienced numerous "ownership changes" within the meaning of Section 382(g) of the IRC, as amended, including our merger with Wanda. These ownership changes have and will continue to subject our tax loss carryforwards to annual limitations which will restrict our ability to use them to offset our taxable income in periods following the ownership changes. In general, the annual use limitation equals the aggregate value of our equity at the time of the ownership change multiplied by a specified tax-exempt interest rate.

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

        Over the last decade, the average theatrical exclusive release window, which represents the time that elapses from the date of a film's theatrical release to the date a film is available on DVD or similar on-demand release to an important downstream market, has decreased from approximately six months to approximately three to four months. If patrons choose to wait for a DVD release, video streaming or other home entertainment options rather than attend a theatre for viewing the film, it may adversely impact our business and results of operations, financial condition and cash flows. In 2011, several major film studios tested premium video-on-demand products released in homes approximately 60 days after a movie's theatrical debut, which threatened the length of the release window. In January 2015, Amazon Studios announced its intention to produce and acquire original movies for theatrical release with video streaming available just 4 to 8 weeks after their theatrical debut. We cannot assure you that this release window, which is determined by the film studios, will not shrink further or be eliminated altogether, which could have an adverse impact on our business and results of operations.

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

  •
  enter into business combinations.

        These restrictions could limit our ability to obtain future financing, make acquisitions, fund needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.

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

        Our success depends on general political, social and economic conditions and the willingness of consumers to spend money at movie theatres. If going to motion pictures becomes less popular or consumers spend less on food and beverage, which accounted for 30.9% of our revenues in calendar 2015, our operations could be adversely affected. In addition, our operations could be adversely affected if consumers' discretionary income falls as a result of an economic downturn. Geopolitical events, including the threat of domestic terrorism or cyber attacks, could cause people to avoid our theatres or other public places where large crowds are in attendance. In addition, due to our concentration in certain markets, natural disasters such as hurricanes or earthquakes in those markets could adversely affect our overall results of operations.

We may be reviewed by antitrust authorities in connection with acquisition opportunities that would increase our number of theatres in markets where we have a leading market share.

        Given our size and market share, pursuit of acquisition opportunities that would increase the number of our theatres in markets where we have a leading market share would likely result in significant review by the Antitrust Division of the United States Department of Justice and States' Attorneys General, and we may be required to dispose of theatres in order to complete such acquisition opportunities. For example, in connection with the acquisition of Kerasotes, we were required to dispose of 11 theatres located in various markets across the United States, including Chicago, Denver and Indianapolis and in connection with the acquisition of Starplex Cinemas, we were required to dispose of 2 theatres in 2 markets. As a result, we may not be able to succeed in acquiring other exhibition companies or we may have to dispose of a significant number of theatres in key markets in order to complete such acquisitions.

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

        In addition, the improvement of our existing theatres through our enhanced food and beverage and recliner seating initiatives is subject to substantial risks, such as difficulty in obtaining permits, landlord approvals and new types of operating licenses (e.g. liquor licenses). We may also experience cost overruns from delays or other unanticipated costs in both new construction and facility improvements. Furthermore, our new sites and transformed locations may not perform to our expectations.

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

        The opening of new theatres by us and certain of our competitors has drawn audiences away from some of our older theatres. In addition, demographic changes and competitive pressures have caused some of our theatres to become unprofitable. Since not all theatres are appropriate for our new initiatives, we may have to close certain theatres or recognize impairment losses related to the decrease in value of particular theatres. We review long-lived assets, including intangibles, marketable securities and non-consolidated entities for impairment as part of our annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. During the twelve months ended December 31, 2015, December 31, 2014, and December 31, 2013, we recorded impairment charges of $1.7 million, $3.1 million, and $0. Deterioration in the performance of our theatres could require us to recognize additional impairment losses and close additional theatres, which could have an adverse effect on the results of our operations. We continually monitor the performance of our theatres, and factors such as changing consumer preferences and our inability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and significant theatre and other closure charges prior to expiration of underlying lease agreements.

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

        We are presently cooperating with the relevant governmental authorities in connection with certain Civil Investigative Demands ("CIDs") received from the Antitrust Division of the United States Department of Justice and from the Attorneys General for the States of Ohio, Texas, Washington, Florida, New York, Kansas and from the District of Columbia concerning potentially anticompetitive conduct, including film clearances and partnering in certain joint ventures. We may receive additional CIDs from antitrust authorities in other jurisdictions in which we operate. If we were found to have violated antitrust laws, it could have a material adverse effect on our operations and financial condition.

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

        The maximum amount we would be permitted to distribute in compliance with our Senior Secured Credit Facility and the indentures governing our debt securities was approximately $1.2 billion as of December 31, 2015. As a result of the foregoing limitations on our ability to make distributions, we cannot assure you that we will be able to make all of our intended quarterly dividend payments.

As a result of the IPO, Holdings and certain of its domestic affiliates may not be able to file a consolidated tax return which could result in increased tax liability.

        Prior to the IPO, Holdings and certain of its domestic affiliates (the "AMC affiliated tax group") were members of a consolidated group for federal income tax purposes, of which a Wanda domestic subsidiary is the common parent. As a result of the Class A common stock offering, the AMC affiliated tax group ceased to be members of the Wanda federal consolidated group. The AMC affiliated tax group will not be permitted to file a consolidated return for federal income tax purposes for five years, unless we obtain a waiver from the Internal Revenue Service. It is uncertain whether we will obtain a waiver if we seek one. If we do not obtain a waiver, each member of the AMC affiliated tax group will be required to file a separate federal income tax return, and, as a result, the income (and tax liability) of a member will only be offset by its own tax loss carryforwards (and other tax attributes) and not by tax loss carryforwards, current year losses or other tax attributes of other members of the group. We believe that we should not incur substantial additional federal tax liability if we are not permitted to file a federal consolidated return, because (i) most of our revenues are generated by a single member of the AMC affiliated tax group and most of our tax loss carryforwards are attributable to such member and (ii) there are certain other beneficial aspects of the structure of the AMC affiliated tax group. We cannot assure you, however, that we will not incur substantial additional tax liability if the AMC affiliated tax group is not permitted to file a federal consolidated return for five years.

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

        Our Class B common stock has three votes per share, and our Class A common stock, which is the publicly traded stock, has one vote per share. As of December 31, 2015, Wanda owns approximately 75,826,927 shares of Class B common stock, or 77.85% of our outstanding common stock, representing approximately 91.34% of the voting power of our outstanding common stock. As such, Wanda has significant influence over our reporting and corporate management and affairs, and, because of the three-to-one voting ratio between our Class B and Class A common stock, Wanda will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval (including election of directors and approval of significant corporate transactions, such as mergers) so long as the shares of Class B common stock owned by Wanda and its permitted transferees represent at least 30% of all outstanding shares of our Class A and Class B common stock. The shares of our Class B common stock automatically convert to shares of Class A common stock upon Wanda and its permitted transferees holding less than 30% of all outstanding shares of our Class A and Class B common stock.

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

        Our incorporation under Delaware law, the ability of our board of directors to create and issue a new series of preferred stock or a stockholder rights plan and certain other provisions of our amended and restated certificate of incorporation and amended and restated bylaws, as amended, could impede a merger, takeover or other business combination involving Holdings or the replacement of our management or discourage a potential investor from making a tender offer for our Class A common stock, which, under certain circumstances, could reduce the market value of our Class A common stock.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The following table sets forth the general character and ownership classification of our theatre circuit, excluding non-consolidated joint ventures and managed theatres, as of December 31, 2015:

Property Holding Classification	Theatres	Screens
Owned	18	172
Leased pursuant to ground leases	5	65
Leased pursuant to building leases	359	5,112

Total	382	5,349

        Our theatre leases generally have initial terms ranging from 12 to 20 years, with options to extend the lease for up to 20 additional years. The leases typically require escalating minimum annual rent payments and additional rent payments based on a percentage of the leased theatre's revenue above a base amount and require us to pay for property taxes, maintenance, insurance and certain other property-related expenses. In some instances our escalating minimum annual rent payments are contingent upon increases in the consumer price index. In some cases, our rights as tenant are subject and subordinate to the mortgage loans of lenders to our lessors, so that if a mortgage were to be foreclosed, we could lose our lease. Historically, this has never occurred.

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

        Please refer to Narrative Description of Business under Part I Item 1 of this Annual Report on Form 10-K for the geographic locations of our Theatrical Exhibition circuit as of December 31, 2015. See Note 3—Property to the audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Item 3.    Legal Proceedings.

        The information required to be furnished by us under this Part I, Item 3 (Legal Proceedings) is incorporated by reference to the information contained in Note 12—Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 on this Annual Report on Form 10-K.

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

        The following table sets forth the historical high and low sales prices per share of our Class A common stock as reported by the New York Stock Exchange for the calendar periods indicated:

	Calendar 2015
	High	Low
First Quarter (January 1, 2015 - March 31, 2015)	$35.86	$24.97
Second Quarter (April 1, 2015 - June 30, 2015)	35.38	27.87
Third Quarter (July 1, 2015 - September 30, 2015)	32.90	24.27
Fourth Quarter (October 1, 2015 - December 31, 2015)	27.50	22.91

	Calendar 2014
	High	Low
First Quarter (January 1, 2014 - March 31, 2014)	$26.68	$19.75
Second Quarter (April 1, 2014 - June 30, 2014)	25.14	20.99
Third Quarter (July 1, 2014 - September 30, 2014)	25.34	22.09
Fourth Quarter (October 1, 2014 - December 31, 2014)	27.08	21.10

Holders of Common Stock

        On February 12, 2016, there were approximately 58 stockholders of record of our Class A common Stock and one stockholder of record of our Class B common Stock.

        Temporary Equity:    Certain members of management have the right to require Holdings to purchase the Class A common stock held by them under certain limited circumstances pursuant to the terms of a stockholders agreement. Beginning on January 1, 2016 and ending on January 1, 2019 (or upon the termination of a management stockholder's employment by us without cause, by the management stockholder for good reason, or due to the management stockholder's death or disability) management shareholders will have the right, in limited circumstances, to require Holdings to purchase shares that are not fully and freely tradeable at a price equal to the price per share paid by such management shareholder with appropriate adjustments for any subsequent events such as dividends, splits, or combinations. The shares of Class A common stock subject to the stockholder agreement are classified as temporary equity, apart from permanent equity, as a result of the contingent redemption feature contained in the stockholder agreement.

        During the twelve months ended December 31, 2015, a former employee who held 5,939 shares, relinquished his put right, therefore the related share amount of $62,000 was reclassified to additional paid-in capital, a component of stockholders' equity. During the twelve months ended December 31, 2014, certain members of management received $92,000 by tendering shares of Class A common stock to Holdings with an original recorded historical cost of $43,000. As a result of these transactions, temporary equity declined by $43,000 and additional paid-in capital increased by $43,000.

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

        We are a holding company and have no direct operations. We will only be able to pay dividends from our available cash on hand and funds received from our subsidiaries. Their ability to make any payments to us will depend upon many factors, including our operating results, cash flows and the terms of the Senior Secured Credit Facility and the indentures governing our debt securities. Our ability to pay dividends to our stockholders will also be subject to the terms of the indebtedness. The declaration and payment of any future dividends will be at the sole discretion of our board of directors after taking into account various factors, including legal requirements, our subsidiaries' ability to make payments to us, our financial condition, operating results, cash flow from operating activities, available cash and current and anticipated cash needs. We do not intend to borrow funds to pay the quarterly dividend described above. See the Liquidity and Capital Resources section of Item 7 of Part II hereof for further information regarding the dividend restrictions.

        The following is a summary of dividends and dividend equivalents declared to stockholders for the calendar periods indicated:

Calendar 2015
Declaration Date	Record Date	Date Paid	Amount per Share of Common Stock	Total Amount Declared (In thousands)(1)
February 3, 2015	March 9, 2015	March 23, 2015	$0.20	$19,637
April 27, 2015	June 8, 2015	June 22, 2015	0.20	19,635
July 28, 2015	September 8, 2015	September 21, 2015	0.20	19,622
October 29, 2015	December 7, 2015	December 21, 2015	0.20	19,654

Calendar 2014
Declaration Date	Record Date	Date Paid	Amount per Share of Common Stock	Total Amount Declared (In thousands)(1)
April 25, 2014	June 6, 2014	June 16, 2014	$0.20	$19,576
July 29, 2014	September 5, 2014	September 15, 2014	0.20	19,576
October 27, 2014	December 5, 2014	December 15, 2014	0.20	19,577

(1)
Includes amounts related to restricted stock unit and performance stock unit awards that were not paid until such awards vested.

Securities Authorized for Issuance Under Equity Compensation Plans

        See Item 12 of Part III of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

        None.

Issuer Purchase of Equity Securities

        The Company did not have any repurchases of common stock for the twelve months ended December 31, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Calendar 2015	—	$—	—	—

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

        The following stock performance graph compares, for the period December 18, 2013 through December 31, 2015, the cumulative total stockholder return for AMC Entertainment Holdings, Inc.'s common stock, the Standard & Poor's Corporation Composite 500 Index and a self-determined peer group consisting of Carmike Cinemas, Inc. (CKEC), Cinemark Holdings, Inc. (CNK) and Regal Entertainment Group (RGC). Measurement points are the last trading day for each month ended December 31, 2013 through December 31, 2015. The graph assumes that $100 was invested on December 18, 2013 in our common stock and in our peer group and on November 30, 2013 in the Standard & Poor's Corporation Composite 500 Index and assumes reinvestment of any dividends.

        The stock price performance below is not necessarily indicative of future stock price performance.

COMPARISON OF 2 YEAR CUMULATIVE TOTAL RETURN*
Among AMC Entertainment Holdings, Inc., the S&P 500 Index, and a Peer Group

*
$100 invested on 12/18/13 in stock or 11/30/13 in index, including reinvestment of dividends.

	12/18/13	12/13	1/14	2/14	3/14	4/14	5/14	6/14	7/14	8/14	9/14	10/14	11/14
AMC	100.00	110.60	115.02	123.20	130.52	124.54	122.01	135.04	122.93	128.52	125.87	139.07	143.56
S&P 500	100.00	102.53	98.99	103.51	104.38	105.16	107.62	109.85	108.33	112.67	111.09	113.80	116.86
Peer Group	100.00	102.20	95.33	95.13	95.02	96.21	102.80	113.11	104.31	112.88	107.89	114.90	117.98

	12/14	1/15	2/15	3/15	4/15	5/15	6/15	7/15	8/15	9/15	10/15	11/15	12/15
AMC	144.46	155.17	189.71	196.96	166.83	160.44	171.47	180.25	161.97	141.82	154.09	143.05	136.21
S&P 500	116.57	113.07	119.57	117.67	118.80	120.33	118.00	120.47	113.21	110.40	119.72	120.07	118.18
Peer Group	114.50	117.39	130.30	137.66	130.41	124.20	123.42	120.98	110.84	103.77	112.54	108.95	107.80

Item 6.    Selected Financial Data.

	Years Ended(1)
(In thousands, except operating data)	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Statement of Operations Data:
Revenues:
Admissions	$1,892,037	$1,765,388	$1,847,327	$548,632	$816,031	$1,721,295
Food and beverage	910,086	797,735	786,912	229,739	342,130	689,680
Other revenue	144,777	132,267	115,189	33,121	47,911	111,002

Total revenues	2,946,900	2,695,390	2,749,428	811,492	1,206,072	2,521,977

Operating Costs and Expenses:
Film exhibition costs	1,021,457	934,246	976,912	291,561	436,539	916,054
Food and beverage costs	128,569	111,991	107,325	30,545	47,326	93,581
Operating expense	795,722	733,338	726,641	230,434	297,328	696,783
Rent	467,822	455,239	451,828	143,374	189,086	445,326
General and administrative:
Merger, acquisition and transactions costs	3,398	1,161	2,883	3,366	4,417	3,958
Management fee	—	—	—	—	2,500	5,000
Other(2)	58,212	64,873	97,288	29,110	27,023	51,495
Depreciation and amortization	232,961	216,321	197,537	71,633	80,971	212,817
Impairment of long-lived assets	1,702	3,149	—	—	—	285

Operating costs and expenses	2,709,843	2,520,318	2,560,414	800,023	1,085,190	2,425,299

Operating income	237,057	175,072	189,014	11,469	120,882	96,678
Other expense (income)(3)	10,684	(8,344)	(1,415)	49	960	1,965
Interest expense:
Corporate borrowings	96,857	111,072	129,963	45,259	67,614	172,159
Capital and financing lease obligations	9,231	9,867	10,264	1,873	2,390	5,968
Equity in (earnings) losses of non-consolidated entities	(37,131)	(26,615)	(47,435)	2,480	(7,545)	(12,559)
Investment expense (income)(4)	(6,115)	(8,145)	(2,084)	290	(41)	17,619

Earnings (loss) from continuing operations before income taxes	163,531	97,237	99,721	(38,482)	57,504	(88,474)
Income tax provision (benefit)(5)	59,675	33,470	(263,383)	3,500	2,500	2,015

Earnings (loss) from continuing operation	103,856	63,767	363,104	(41,982)	55,004	(90,489)
Gain (loss) from discontinued operations, net of income tax provision(6)	—	313	1,296	(688)	35,153	(3,609)

Net earnings (loss)	$103,856	$64,080	$364,400	$(42,670)	$90,157	$(94,098)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$1.06	$0.65	$4.74	$(0.56)	$0.87	$(1.43)
Gain (loss) from discontinued operations	—	0.01	0.02	(0.01)	0.55	(0.06)

Basic earnings (loss) per share	$1.06	$0.66	$4.76	$(0.57)	$1.42	$(1.49)

Average shares outstanding—Basic	97,963	97,506	76,527	74,988	63,335	63,335
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$1.06	$0.65	$4.74	$(0.56)	$0.86	$(1.43)
Gain (loss) from discontinued operations	—	0.01	0.02	(0.01)	0.55	(0.06)

Diluted earnings (loss) per share	$1.06	$0.66	$4.76	$(0.57)	$1.41	$(1.49)

Average shares outstanding—Diluted	98,029	97,700	76,527	74,988	63,715	63,335

	Years Ended(1)(2)
(In thousands, except operating data)	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	From Inception August 31, 2012 through December 31, 2012	March 30, 2012 through August 30, 2012	52 Weeks Ended March 29, 2012
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Balance Sheet Data (at period end):
Cash and equivalents	$211,250	$218,206	$546,454	$133,071		$277,605
Corporate borrowings	1,934,561	1,791,005	2,078,811	2,078,675		2,146,534
Other long-term liabilities	462,626	419,717	370,946	433,151		426,829
Capital and financing lease obligations	101,864	109,258	116,199	122,645		62,220
Stockholder's equity	1,538,703	1,512,732	1,507,470	766,774		157,601
Total assets	5,110,085	4,763,732	5,046,724	4,273,838		3,640,267
Other Data:
Net cash provided by operating activities	$467,557	$297,302	$357,342	$73,892	$76,372	$137,029
Capital expenditures	(333,423)	(270,734)	(260,823)	(72,774)	(40,116)	(139,359)
Screen additions	23	29	12	—	—	12
Screen acquisitions	410	36	37	166	—	—
Screen dispositions	14	33	29	15	31	106
Construction openings (closures), net	60	(48)	(32)	18	(18)	—
Average screens—continuing operations(7)	4,933	4,871	4,859	4,732	4,742	4,811
Number of screens operated	5,426	4,947	4,963	4,975	4,806	4,855
Number of theatres operated	387	346	343	342	331	336
Screens per theatre	14.0	14.3	14.4	14.5	14.5	14.4
Attendance (in thousands)—continuing operations(7)	196,902	187,241	199,270	60,336	90,616	194,205

(1)
On November 15, 2012, the Company announced it had changed its fiscal year to a calendar year so that the calendar year shall begin on January 1st and end on December 31st of each year. Prior to the change, fiscal years refer to the fifty-two weeks, and in some cases fifty-three weeks, ending on the Thursday closest to the last day of March.

On August 30, 2012, Wanda acquired Holdings through a merger between Holdings and Wanda Film Exhibition Co. Ltd. ("Merger Subsidiary"), a wholly-owned indirect subsidiary of Wanda, whereby Merger Subsidiary merged with and into Holdings with Holdings continuing as the surviving corporation and as a then wholly-owned indirect subsidiary of Wanda (the "Merger"). Prior to the Merger, Holdings was privately owned by a group of private equity investors and related funds.

In connection with the change of control due to the Merger, the Company's assets and liabilities were adjusted to fair value on the closing date of the Merger by application of "push down" accounting. As a result of the application of "push down" accounting in connection with the Merger, the Company's financial statement presentations herein distinguish between a predecessor period ("Predecessor"), for periods prior to the Merger, and a successor period ("Successor"), for periods subsequent to the Merger. The Successor applied "push down" accounting and its financial statements reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed as of the Merger date. The selected financial data presented herein are those of Successor from its inception on August 31, 2012 through December 31, 2015, and those of Predecessor for all periods prior to the Merger date. As a result of the application of "push down" accounting at the time of the Merger, the selected financial data presented herein are for the Predecessor period and for the Successor period are presented on different bases and are, therefore, not comparable.

(2)
During the twelve months ended December 31, 2015, other general and administrative expense included the annual incentive compensation expense of $14,759,000 and stock-based compensation expense of $10,480,000. During the twelve months ended December 31, 2014, other general and administrative expense included the annual incentive compensation expense of $13,327,000 and stock-based compensation expense of $11,293,000. During the twelve months ended December 31, 2013, other general and administrative expense included both the annual incentive compensation expense of $19,563,000 and the management profit sharing plan expense of $11,300,000 related to improvements in net earnings, an IPO stock award of $12,000,000 to certain members of management, and early retirement and severance expense of $3,279,000. During the period of August 31, 2012 through December 31, 2012, other general and administrative expense included both the annual incentive compensation expense of $11,733,000 and the management profit sharing plan expense of $2,554,000 related to improvements in net earnings. Other general and administrative expense for the fifty-two weeks ended March 29, 2012 included annual incentive compensation expense of $8,642,000.

(3)
During the twelve months ended December 31, 2015, AMCE recorded a loss on extinguishment related to the redemption of the Notes due 2020 of approximately $9,318,000 and a loss on the modification of the Senior Secured Credit Facility of $1,366,000. During the twelve months ended December 31, 2014, AMCE redeemed its Notes due 2019 resulting in a net gain of $8,386,000.

(4)
Investment expense (income) includes an impairment loss of $1,370,000 and $17,751,000 during the twelve months ended December 31, 2013 and the fifty-two weeks ended March 29, 2012, respectively, related to the Company's investment in a marketable equity security.

Prior to the date of the Merger on August 30, 2012, distributions received under the tax receivable agreement from NCM, Inc. were recorded as additional proceeds received in a similar fashion to the receipt of excess cash distributions from NCM. Following the date of the Merger, the Company recorded an intangible asset of $20,900,000 as the fair value of the tax receivable agreement. The tax receivable agreement intangible asset is amortized on a straight-line basis against investment income over the remaining life of the Exhibitor Services Agreement ("ESA") and cash proceeds from the tax receivable agreement are recorded to investment income.

(5)
During the twelve months ended December 31, 2013, the Company reversed its recorded valuation allowance for deferred tax assets. The Company generated sufficient earnings in the United States federal and state tax jurisdictions where it had recorded valuation allowances to conclude that it did not need valuation allowances in these tax jurisdictions. This reversal is reflected as a non-cash income tax benefit recorded during the twelve months ended December 31, 2013. See Note 9—Income Taxes to the Consolidated Financial Statements under Part II Item 8 of this Annual Report on Form 10-K.

(6)
All fiscal years presented include gains and losses from discontinued operations related to seven theatres in Canada and one theatre in the UK that were sold or closed in the Transition Period. During the period of March 30, 2012 through August 30, 2012, the Company recorded gains, net of lease termination expense, on the disposition of the seven Canada theatres and the one United Kingdom theatre of approximately $39,382,000, primarily due to the write-off of long-term lease liabilities extinguished in connection with the sales and closure. During the twelve months ended December 31, 2013, we received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada. The gain from discontinued operations during the twelve months ended December 31, 2013, was partially offset by income taxes, legal and professional fees, and contractual repairs and maintenance expenses.

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

Overview

        We are one of the world's largest theatrical exhibition companies and an industry leader in innovation and operational excellence. Our Theatrical Exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs™ customer frequency membership program, rental of theatre auditoriums, income from gift card and packaged tickets sales, on-line ticketing fees and arcade games located in theatre lobbies. As of December 31, 2015, we owned, operated or had interests in 387 theatres and 5,426 screens.

        During the twelve months ended December 31, 2015, we opened 2 new theatres with a total of 23 screens and acquired 40 theatres with 410 screens, which includes the acquisition of SMH Theatres, Inc., permanently closed 1 theatre with 14 screens, and temporarily closed 430 screens and reopened 490 screens to implement our strategy and install consumer experience upgrades. In December 2015, the Company completed the acquisition of SMH Theatres, Inc. ("Starplex Cinemas"). Starplex Cinemas operates 33 theatres with 346 screens in small and mid-size markets in 12 states, which further complements the Company's large market portfolio.

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

        Recliner seating is the key feature of theatre renovations. These renovations involve stripping theatres to their basic structure in order to replace finishes throughout, upgrade the sight and sound experience, install modernized points of sale and, most importantly, replace traditional theatre seats with plush, electric recliners that allow customers to deploy a leg rest and fully recline at the push of a button. The renovation process typically involves losing up to two-thirds of a given auditorium's seating capacity. For an industry historically focused on quantity, this reduction in seating capacity could be viewed as counter-intuitive and harmful to revenues. However, the quality improvement in the customer experience is driving, on average, a 75% increase in attendance at these locations. Our customers have responded favorably to the significant personal space gains from ample row depths, ability to recline or stretch their legs, extra-wide pillowed chaise and oversized armrests. The reseated theatres attract more midweek audiences than normal theatres and tend to draw more adults who pay higher ticket prices than teens or young children. We typically do not change ticket prices in the first year after construction, however, in subsequent years we typically increase our ticket prices at our reseated theatres.

        Rebalancing of the new supply-demand relationship created by recliner seating presents us two further opportunities to improve customer convenience and maximize operating results: open-source internet ticketing and reserved seating.

        Open-source internet ticketing makes all our seats (over 880,000) in all our theatres and auditoriums for all our showtimes as available as possible, on as many websites as possible. This is a significant departure from the years prior to 2012, when tickets to any one of our buildings were only available on one website. We believe increased online access is important because it captures customers' purchase intent more immediately and directly than if we had to wait until they showed up at the theatre box office to make a purchase. Once our customers buy a ticket, they are less likely to change their mind. Carefully monitoring internet pre-sales also lets us adjust capacity in real time, moving movies that are poised to overperform to larger capacity or more auditoriums, thereby maximizing yield.

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

        Technical innovation has allowed us to enhance the consumer experience through premium formats such as 3D, IMAX, and other large screen formats. When combined with our major markets' customer base, the operating flexibility of digital technology enhances our capacity utilization and dynamic pricing capabilities. This enables us to achieve higher ticket prices for premium formats and provide incremental revenue from the exhibition of alternative content such as live concerts, sporting events, Broadway shows, opera and other non-traditional programming. Within each of our major markets, we are able to charge a premium for these services relative to our smaller markets. We intend to continue to broaden our content offerings and enhance the customer experience in operating IMAX screens and through the installation of additional Dolby Cinema at AMC Prime screens, our proprietary large format ("PLF") screen concepts, and the presentation of attractive alternative content.

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

        To address recent consumer trends, we are expanding our menu of enhanced food and beverage products to include made-to-order drinks and meals, customized coffee, healthy snacks, premium beers, wine and mixed drinks and other gourmet products. We plan to invest across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage design improvements to the development of new dine-in theatre options to rejuvenate theatres approaching the end of their useful lives as traditional movie theatres and, in some of our larger theatres, to more efficiently monetize attendance. The costs of these conversions in some cases are partially covered by investments from the theatre landlord. We currently operate 19 Dine-In Theatres that deliver chef-inspired menus with seat-side or deliverly service to luxury recliners with tables. Our recent Dine-In Theatre concepts are designed to capitalize on the latest food service trend, the fast casual eating experience.

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

        During the 2015 calendar year, films licensed from our seven largest distributors based on revenues accounted for approximately 89% of our U.S. admissions revenues. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's films in any given year.

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

        As of December 31, 2015, we had 2,643 3D enabled screens, including 152 IMAX, and 13 PLF 3D enabled screens; approximately 49% of our screens were 3D enabled screens, including IMAX 3D enabled screens, and approximately 3% of our screens were IMAX 3D enabled screens. We are the largest IMAX exhibitor in the United States with a 44% market share and each of our IMAX local installations is protected by geographic exclusivity. The following table identifies the upgrades to our theatre circuit during the periods indicated:

Format	Number of Screens As of December 31, 2015	Number of Screens As of December 31, 2014
Digital	5,426	4,946
3D enabled	2,643	2,413
IMAX (3D enabled)	152	150
Dolby Cinema at AMC Prime	12	—
Other PLF (3D enabled)	13	20
Dine-in theatres	312	265
Premium seating	1,119	598

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

        As of December 31, 2015, we had 2,553,000 AMC Stubs members. Our AMC Stubs members represented approximately 21% of our attendance during 2015 with an average ticket price 4% lower than our non-members and food and beverage expenditures per patron 9% higher than non-members. The following table reflects AMC Stubs activity for the twelve months ended December 31, 2015:

			AMC Stubs Revenue for Twelve Months Ended December 31, 2015
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, December 31, 2014	$11,408	$16,129
Membership fees received	25,157	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	18,376	—	(18,376)	—
Food and beverage	—	27,052	—	—	(27,052)
Rewards redeemed:
Admissions	—	(18,137)	—	18,137	—
Food and beverage	—	(26,407)	—	—	26,407
Amortization of deferred revenue	(24,423)	—	24,423	—	—

For the period ended or balance as of December 31, 2015	$12,142	$17,013	$24,423	$(239)	$(645)

        The following table reflects AMC Stubs activity for the twelve months ended December 31, 2014:

			AMC Stubs Revenue for Twelve Months Ended December 31, 2014
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, December 31, 2013	$14,258	$17,117
Membership fees received	23,288	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	16,951	—	(16,951)	—
Food and beverage	—	27,775	—	—	(27,775)
Rewards redeemed:
Admissions	—	(17,593)	—	17,593	—
Food and beverage	—	(28,121)	—	—	28,121
Amortization of deferred revenue	(26,138)	—	26,138	—	—

For the period ended or balance as of December 31, 2014	$11,408	$16,129	$26,138	$642	$346

        The following table reflects AMC Stubs activity for the twelve months ended December 31, 2013:

			AMC Stubs Revenue for Twelve Months Ended December 31, 2013
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, December 31, 2012	$10,596	$15,819
Membership fees received	28,092	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	13,811	—	(13,811)	—
Food and beverage	—	36,495	—	—	(36,495)
Rewards redeemed:
Admissions	—	(15,262)	—	15,262	—
Food and beverage	—	(33,746)	—	—	33,746
Amortization of deferred revenue	(24,430)	—	24,430	—	—

For the period ended or balance as of December 31, 2013	$14,258	$17,117	$24,430	$1,451	$(2,749)

Significant Events

        Carmike Cinemas.    On March 3, 2016, we, along with Carmike Cinemas, Inc. ("Carmike"), announced our entry into a definitive merger agreement pursuant to which we will acquire all of the outstanding shares of Carmike for $30.00 per share in cash or approximately $757 million. We entered into a debt financing commitment letter in connection with the merger agreement which provides senior secured incremental term loans in an aggregate amount of up to $560 million and a senior subordinated bridge loan in an aggregate amount of up to $300 million to fund the acquisition and to backstop the change of control put option in the existing Carmike indebtedness. There can be no assurance that we will be successful in completing the debt financing on favorable terms as it involves matters outside of our control. The merger is subject to customary closing conditions, including regulatory approval and approval by Carmike's shareholders. Carmike is a U.S. leader in digital cinema,

3D cinema deployments and alternative programming and is one of the nation's largest motion picture exhibitors. Carmike operates 276 theatres and 2,954 screens in 41 states focused primarily in mid-sized communities.

        Starplex Cinemas.    In December 2015, the Company completed the acquisition of Starplex Cinemas for cash. The purchase price for Starplex Cinemas was $172,853,000, net of cash acquired, and is subject to working capital and other purchase price adjustments as described in the stock purchase agreement. Starplex Cinemas operates 33 theatres with 346 screens in small and mid-size markets in 12 states, which further complements the Company's large market portfolio. The Company expects to realize synergies and cost savings related to this acquisition as a result of purchasing and procurement economies of scale and general and administrative expense savings, particularly with respect to the consolidation of corporate related functions and elimination of redundancies. In January 2016, we divested of two Starplex Cinemas theatres with 22 screens, as required by the Antitrust Division of the United States Department of Justice. We received proceeds from the divestiture of approximately $5,390,000.

  Corporate Borrowings.

        Senior Secured Credit Agreement.    On April 30, 2013, AMCE entered into a $925,000,000 Senior Secured Credit Facility pursuant to which it borrowed term loans (the "Term Loan due 2020"), and used the proceeds to fund the redemption of the former Senior Secured Credit Facility terms loans. The Senior Secured Credit Facility was comprised of a $150,000,000 Revolving Credit Facility, which matured on April 30, 2018, and a $775,000,000 term loan, which matured on April 30, 2020. The Term Loan due 2020 required repayments of principal of 0.25% of the original principal amount, or $1,937,500, per quarter, with the remaining principal payable upon maturity. The term loan was issued at a 0.25% discount. We capitalized deferred financing costs of approximately $6,909,000 related to the issuance of the Revolving Credit Facility and approximately $2,217,000 related to the issuance of the Term Loan due 2020. We recorded a net gain of approximately $130,000 in other expense (income), which consisted of a premium write-off, partially offset by the third-party costs incurred in connection with the repurchase due to the former Senior Secured Credit Facility term loans during the twelve months ended December 31, 2013.

        On December 11, 2015, AMCE entered into a first amendment to its Senior Secured Credit Agreement dated April 30, 2013 ("First Amendment"). The First Amendment provides for the incurrence of $125,000,000 incremental term loans ("Incremental Term Loan"). In addition, the First Amendment, among other things, (a) extends the maturity date with respect to (i) the existing Term Loan due 2020 and the Incremental Term Loan (together "Term Loan due 2022") to December 15, 2022 and (ii) the Revolving Credit Facility from April 30, 2018 to December 15, 2020 and (b) increases the applicable margin for the Term Loan due 2022 from 1.75% with respect to base rate borrowings to 2.25% and 2.75% with respect to LIBOR borrowings to 3.25%. We capitalized deferred financing costs of approximately $6,545,000 related to the modification of the Revolving Credit Facility and approximately $3,329,000 related to the modification of the term loans under the Senior Secured Credit Facility. The proceeds of the Incremental Term Loan were used by AMCE to pay expenses related to the First Amendment transactions and the Starplex Cinemas acquisition. We recorded a loss of approximately $1,366,000 in other expense (income) during the twelve months ended December 31, 2015, which consisted of third-party costs, deferred financing costs, and discount write-off incurred in connection with the modification of the Senior Secured Credit Facility. At December 31, 2015, the aggregate principal balance of the Term Loan due 2022 was $880,625,000 and borrowings under the Revolving Credit Facility were $75,000,000. As of December 31, 2015, AMCE had approximately $62,059,000 available for borrowing, net of letters of credit, under its Revolving Credit Facility.

        Notes due 2025.    On June 5, 2015, AMCE issued $600,000,000 aggregate principal amount of its Notes due 2025 in a private offering. AMCE capitalized deferred financing costs of approximately

$11,378,000, related to the issuance of the Notes due 2025. The Notes due 2025 mature on June 15, 2025. AMCE will pay interest on the Notes due 2025 at 5.75% per annum, semi-annually in arrears on June 15th and December 15th, commencing on December 15, 2015. AMCE may redeem some or all of the Notes due 2025 at any time on or after June 15, 2020 at 102.875% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after June 15, 2023, plus accrued and unpaid interest to the redemption date. Prior to June 15, 2020, AMCE may redeem the Notes due 2025 at par plus a make-whole premium. AMCE used the net proceeds from the Notes due 2025 private offering and cash on hand, to pay the consideration for the tender offer for the 9.75% Senior Subordinated Notes due 2020 ("Notes due 2020"), plus any accrued and unpaid interest and related transaction fees and expenses.

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

        Notes due 2022.    On February 7, 2014, AMCE completed an offering of $375,000,000 aggregate principal amount of its Senior Subordinated Notes due 2022 (the "Notes due 2022") in a private offering. AMCE capitalized deferred financing costs of approximately $7,748,000, related to the issuance of the Notes due 2022. The Notes due 2022 mature on February 15, 2022. AMCE will pay interest on the Notes due 2022 at 5.875% per annum, semi-annually in arrears on February 15th and August 15th, commencing on August 15, 2014. AMCE may redeem some or all of the Notes due 2022 at any time on or after February 15, 2017 at 104.406% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 15, 2020, plus accrued and unpaid interest to the redemption date. Prior to February 15, 2017, AMCE may redeem the Notes due 2022 at par plus a make-whole premium. AMCE used the net proceeds from the Notes due 2022 private offering, together with a portion of the net proceeds from the Holdings' IPO, to pay the consideration and consent payments for the tender offer for the 8.75% Senior Fixed Rate Notes due 2019 ("Notes due 2019"), plus any accrued and unpaid interest and related transaction fees and expenses.

        AMCE filed a registration statement on April 1, 2014 pursuant to the Securities Act of 1933, as amended, relating to an offer to exchange the original Notes due 2022 for exchange Notes due 2022. The registration statement was declared effective on April 9, 2014. After the exchange offer expired on May 9, 2014, all the original Notes due 2022 were exchanged.

        Notes due 2020.    On May 26, 2015, AMCE launched a cash tender offer for any and all of its outstanding Notes due 2020 at a purchase price of $1,093 for each $1,000 principal amount of Notes due 2020 validly tendered and accepted by AMCE on or before June 2, 2015 (the "Expiration Date"). Holders of $581,324,000, or approximately 96.9%, of the Notes due 2020 validly tendered and did not withdraw their Notes due 2020 on or prior to the Expiration Date. On October 30, 2015, AMCE gave notice of its intention to redeem any and all of the remaining $18,676,000 principal amount of the Notes due 2020 on December 1, 2015 at 104.875% of the principal amount, plus accrued and unpaid interest to the redemption date. AMCE completed the redemption of all of its outstanding Notes due 2020 on December 1, 2015. We recorded a loss on extinguishment related to the redemptions of the Notes due 2020 of approximately $9,318,000 in other expense (income) during the twelve months ended December 31, 2015.

        Notes due 2019.    On January 15, 2014, AMCE launched a cash tender offer and consent solicitation for any and all of its outstanding Notes due 2019 at a purchase price of $1,038.75 plus a $30.00 consent fee for each $1,000 principal amount of Notes due 2019 validly tendered and accepted by AMCE on or before the consent payment deadline on January 29, 2014 (the "Consent Date"). Holders of $463,950,000, or approximately 77.33%, of the Notes due 2019 validly tendered (or defective tender waived by AMCE) and did not withdraw their Notes due 2019 prior to the expiration of the Consent Date. An additional $14,000 of Notes due 2019 was tendered from the Consent Date to the expiration date of the tender offer. On February 7, 2014, AMCE accepted for purchase $463,950,000 aggregate principal amount, plus accrued and unpaid interest of the Notes due 2019, at a purchase price of $1,038.75 plus a $30.00 consent fee for each $1,000 principal amount of Notes due 2019 validly tendered (or defective tender waived by AMCE), and, on February 14, 2014, AMCE accepted for purchase the additional $14,000 of Notes due 2019 tendered after the Consent Date, plus accrued and unpaid interest, at a purchase price of $1,038.75 for each $1,000 principal amount of Notes due 2019 validly tendered. On April 22, 2014, AMCE gave notice for redemption of all outstanding Notes due 2019 on a redemption date of June 1, 2014 (the "Redemption Date") at a redemption price of 104.375% of the principal amount together with accrued and unpaid interest to the Redemption Date. The aggregate principal amount of the Notes due 2019 outstanding on April 22, 2014 was $136,036,000. AMCE completed the redemption of all of its outstanding Notes due 2019 on June 2, 2014. We recorded a gain on extinguishment related to the cash tender offer and redemption of the Notes due 2019 of approximately $8,544,000 in other expense (income), partially offset by other expenses of $158,000 during the twelve months ended December 31, 2014.

        Postretirement Medical Plan Termination.    On January 12, 2015, the Compensation Committee and the Board of Directors of Holdings, adopted resolutions to terminate the AMC Postretirement Medical Plan with an effective date of March 31, 2015. During the three months ended March 31, 2015, we notified eligible associates that their retiree medical coverage under the plan will terminate after March 31, 2015. Payments to eligible associates were approximately $4,300,000 during the twelve months ended December 31, 2015. We recorded net periodic benefit credits of $18,118,000, including curtailment gains, settlement gains, amortization of unrecognized prior service credits and amortization of actuarial gains recorded in accumulated other comprehensive income related to the termination and settlement of the plan during the twelve months ended December 31, 2015.

        NCM.    On May 5, 2014, NCM, Inc., the sole manager of NCM LLC, announced that it had entered into a merger agreement to acquire Screenvision, LLC for $375,000,000, consisting of cash and NCM, Inc. common stock. Consummation of the transaction was subject to regulatory approvals and other customary closing conditions. On November 3, 2014, the U.S. Department of Justice filed an antitrust lawsuit seeking to enjoin the transaction. On March 16, 2015, NCM, Inc. and Screenvision, LLC decided to terminate the merger agreement. The termination of the merger agreement was effective upon NCM, Inc.'s payment of a $26,840,000 termination payment. The estimated legal and other transaction expenses were approximately $14,990,000. NCM LLC, of which AMC was an approximate 15.05% owner at March 31, 2015, had agreed to indemnify NCM, Inc. and bear a pro rata portion of the termination fee and other transaction expenses. Accordingly, we recorded expense of approximately $6,300,000 in equity in earnings of non-consolidated entities associated with these transaction expenses recorded by NCM LLC during the twelve months ended December 31, 2015.

        Dividends.    The following is a summary of dividends and dividend equivalents declared to stockholders:

Declaration Date	Record Date	Date Paid	Amount per Share of Common Stock	Total Amount Declared (In thousands)
February 3, 2015	March 9, 2015	March 23, 2015	$0.20	$19,637
April 27, 2015	June 8, 2015	June 22, 2015	0.20	19,635
July 28, 2015	September 8, 2015	September 21, 2015	0.20	19,622
October 29, 2015	December 7, 2015	December 21, 2015	0.20	19,654
April 25, 2014	June 6, 2014	June 16, 2014	0.20	19,576
July 29, 2014	September 5, 2014	September 15, 2014	0.20	19,576
October 27, 2014	December 5, 2014	December 15, 2014	0.20	19,577

        During the twelve months ended December 31, 2015 and the twelve months ended December 31, 2014, we paid dividends and dividend equivalents of $78,608,000 and $58,504,000, respectively. At December 31, 2015 and December 31, 2014, we accrued $165,000 and $225,000, respectively, for the remaining unpaid dividends.

        On February 25, 2016, Holdings' Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on March 21, 2016 to stockholders of record on March 7, 2016.

        Dolby Cinema™ at AMC Prime®.    On April 9, 2015, we, along with Dolby Laboratories, Inc., announced Dolby Cinema at AMC Prime, a premium cinema offering for moviegoers that combines spectacular image and sound technologies with design and comfort. Dolby Cinema at AMC Prime includes Dolby Vision™ laser projection and Dolby Atmos® sound, as well as AMC Prime power reclining seats with seat transducers that vibrate with the action on screen. As of December 31, 2015, we have 12 fully operational Dolby Cinema at AMC Prime screens and we expect to have an additional 30 to 35 screens in operation by the end of 2016. We intend to expand to operating 100 Dolby Cinema at AMC Prime locations by December 2024.

        Executive Officers.    On July 17, 2015, Mr. Gerardo I. Lopez provided us with notice of his resignation from his positions as Chief Executive Officer, President and Director, effective August 6, 2015. Holdings' Board of Directors appointed Mr. Craig R. Ramsey, Holdings' current Executive Vice President and Chief Financial Officer, to serve in the additional capacities of Interim Chief Executive Officer and Interim President of Holdings, which he did until January 4, 2016. The Board hired Mr. Adam M. Aron as the Chief Executive Officer, President, and Director of the Company, effective as of January 4, 2016. Mr. Ramsey will continue to serve as the Company's Executive Vice President and Chief Financial Officer.

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

        Initial Public Offering of Holdings.    On December 23, 2013, Holdings completed the IPO of 18,421,053 shares of Class A common stock at a price of $18.00 per share. In connection with the IPO, the underwriters exercised in full their option to purchase an additional 2,631,579 shares of Class A common stock. As a result, the total IPO size was 21,052,632 shares of Class A common stock and the net proceeds were approximately $355,299,000 after deducting underwriting discounts and commissions and offering expenses. The net proceeds of the IPO, after deducting offering expenses, were contributed to AMCE. Wanda holds approximately 77.85% of Holdings' outstanding common stock and

91.34% of the combined voting power of Holdings' outstanding common stock as of December 31, 2015.

Critical Accounting Policies and Estimates

        Our Consolidated Financial Statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our Consolidated Financial Statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. We have identified several policies as being critical because they require management to make particularly difficult, subjective and complex judgments about matters that are inherently uncertain, and there is a likelihood that materially different amounts would be reported under different conditions or using different assumptions. See Note 11—Income Taxes of the Notes to Consolidated Financial Statements in Item 8 of Part II in our Annual Report on Form 10-K for the twelve months ended December 31, 2013 for further information and in particular our reversal of recorded valuation allowance for the twelve months ended December 31, 2013.

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

        We review long-lived assets, including definite-lived intangibles, investments in non-consolidated equity method investees, marketable equity securities and internal use software for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be fully recoverable. We identify impairments related to internal use software when management determines that the remaining carrying value of the software will not be realized through future use. We review internal management reports on a quarterly basis as well as monitor current and potential future competition in the markets where we operate for indicators of triggering events or circumstances that indicate potential impairment of individual theatre assets. We evaluate theatres using historical and projected data of theatre level cash flow as our primary indicator of potential impairment and consider the seasonality of our business when making these evaluations. We perform our impairment analysis during the last quarter of the year. Under these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset group, an impairment loss is recognized in the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date for the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period unless it is probable existing renewal options will be exercised and may be less than the remaining lease period when we do not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows. The fair value of furniture, fixtures and equipment has been determined using similar asset sales, in some instances with the assistance of third party valuation studies and using management judgment.

        We have recorded impairment charges primarily related to long-lived assets of $1,702,000, $3,149,000 and $1,370,000 during the twelve months ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively. There are a number of estimates and significant judgments that are made by management in performing these impairment evaluations. Such judgments and estimates include estimates of future revenues, cash flows, capital expenditures, and the cost of capital, among others. We believe we have used reasonable and appropriate business judgments. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy. These estimates determine whether impairments have been incurred and also quantify the amount of any related impairment charge. Given the nature of our business and our recent history, future impairments are possible and they may be material, based upon business conditions that are constantly changing and the competitive business environment in which we operate.

        Our recorded goodwill was $2,406,691,000 and $2,289,800,000 as of December 31, 2015 and December 31, 2014, respectively. We evaluate goodwill and our indefinite-lived trademarks for impairment annually during our fourth fiscal quarter and any time an event occurs or circumstances change that would more likely than not reduce the fair value for a reporting unit below its carrying amount. Our goodwill is recorded in our Theatrical Exhibition operating segment, which is also the reporting unit for purposes of evaluating recorded goodwill for impairment. If the carrying value of the reporting unit exceeds its fair value, we are required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.

        At December 31, 2015 and December 31, 2014, we assessed qualitative factors and reached a determination that it is not more likely than not that the fair value of our reporting unit is less than its carrying value and therefore the two step method, as described in ASC 350-20, is not necessary. Factors considered in determining this conclusion include but are not limited to the excess fair value of our equity as determined by Holdings' closing stock price on December 31, 2015 over our carrying value as of December 31, 2015 and our Adjusted EBITDA improvement from calendar 2014. At December 31, 2015, the fair value of our total stockholders' equity exceeded the carrying value by more than 10%.

        There was no goodwill impairment as of December 31, 2015 and December 31, 2014.

        Film Exhibition Costs.    We have agreements with film companies who provide the content we make available to our customers. We are required to routinely make estimates and judgments about box office receipts for certain films and for films provided by specific film distributors in closing our books each period. These estimates are subject to adjustments based upon final settlements and determinations of final amounts due to our content providers that are typically based on a film's box office receipts and how well it performs. Licenses that we enter into typically state that rental fees are based on aggregate terms established prior to the opening of the film. In certain circumstances and less frequently, our rental fees are based on a mutually agreed settlement upon the conclusion of the film. We rely upon our industry experience, industry expectations of how well a film will perform and professional judgment in determining amounts to fairly record these obligations at any given point in time. The accruals made for film costs have historically been material and we expect they will continue to be so into the future. During the twelve months ended December 31, 2015, December 31, 2014, and December 31, 2013, our film exhibition costs totaled $1,021,457,000, $934,246,000, and $976,912,000, respectively.

        Income and operating taxes.    Income and operating taxes are inherently difficult to estimate and record. This is due to the complex nature of the U.S. tax code and also because our returns are routinely subject to examination by government tax authorities, including federal, state and local officials. Most of these examinations take place a few years after we have filed our tax returns. Our tax audits in many instances raise questions regarding our tax filing positions, the timing and amount of deductions claimed and the allocation of income among various tax jurisdictions. At December 31, 2015, our federal income tax loss carry forward of approximately $542,102,000, which will begin to expire in 2017, and our state income tax loss carryforwards of $321,105,000, which may be used over various periods ranging from 1 to 20 years, requires us to estimate the amount of carry forward losses that we can reasonably be expected to realize. Future changes in conditions and in the tax code may change these strategies and thus change the amount of carry forward losses that we expect to realize and the amount of valuation allowances we have recorded. Accordingly future reported results could be materially impacted by changes in tax matters, positions, rules and estimates and these changes could be material.

        Theatre and Other Closure Expense.    Theatre and other closure expense is primarily related to payments made or received or expected to be made or received to or from landlords to terminate leases on certain of our closed theatres, other vacant space and theatres where development has been discontinued. Theatre and other closure expense is recognized at the time the theatre or auditorium closes, space becomes vacant or development is discontinued. Expected payments to or from landlords are based on actual or discounted contractual amounts. We estimate theatre closure expense based on contractual lease terms and our estimates of taxes and utilities. The discount rate we use to estimate theatre and other closure expense is based on estimates of our borrowing costs at the time of closing. Our theatre and other closure liabilities have been measured using a discount rate of approximately 6.0% to 9.0%. We have recorded theatre and other closure expense, which is included in operating expense in the Consolidated Statements of Operations, of $5,028,000, $9,346,000 and $5,823,000 during the twelve months ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively.

        Gift card and packaged ticket income.    As noted in our significant accounting policies for revenue, we defer 100% of these items and recognize these amounts as they are redeemed by customers or as income related to non-redeemed amounts is recognized. A vast majority of gift cards are used or partially used. However a portion of the gift cards and packaged tickets we sell to our customers are not redeemed and not used in whole or in part. We are required to estimate income related to non-redeemed and partially redeemed cards and do so based upon our historical redemption patterns. Our history indicates that if a card or packaged ticket is not used for 18 months or longer, its likelihood of being used past this 18 month period is remote. We recognize income for non-redeemed or partially redeemed gift cards using the Proportional Method, pursuant to which we apply a non-redemption rate for our five gift card sales channels which range from 15% to 21% of our current month sales, and we recognize that total amount of income for that current month's sales as income over the next 24 months in proportion to the pattern of actual redemptions. We have determined our non-redemption rates and redemption patterns using data accumulated over ten years on a company-wide basis. Income for non-redeemed packaged tickets continues to be recognized as the redemption of these items is determined to be remote, that is if a ticket has not been used within 18 months after being purchased. During the twelve months ended December 31, 2015, December 31, 2014 and December 31, 2013, we recognized $22,879,000, $21,347,000 and $19,510,000 of income, respectively, related to the derecognition of gift card liabilities, which was recorded in other theatre revenues in the Consolidated Statements of Operations. During the twelve months ended December 31, 2015, December 31, 2014 and December 31, 2013, we recognized $12,079,000, $11,710,000 and $0 of income, respectively, related to the derecognition of package ticket liabilities, which was recorded in other theatre revenues in the Consolidated Statements of Operations. As a result of fair value accounting due to Wanda acquiring Holdings on August 30, 2012, we did not recognize any income on packaged tickets until 18 months after August 30, 2012.

Operating Results

        The following table sets forth our revenues, operating costs and expenses attributable to our theatrical exhibition operations. Reference is made to Note 15—Operating Segment to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information therein:

(In thousands)	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013
Revenues
Theatrical exhibition
Admissions	$1,892,037	$1,765,388	$1,847,327
Food and beverage	910,086	797,735	786,912
Other theatre	144,777	132,267	115,189

Total revenues	2,946,900	2,695,390	2,749,428

Operating costs and expenses
Theatrical exhibition
Film exhibition costs	1,021,457	934,246	976,912
Food and beverage costs	128,569	111,991	107,325
Operating expense	795,722	733,338	726,641
Rent	467,822	455,239	451,828
General and administrative expense:
Merger, acquisition and transaction costs	3,398	1,161	2,883
Other	58,212	64,873	97,288
Depreciation and amortization	232,961	216,321	197,537
Impairment of long-lived assets	1,702	3,149	—

Operating costs and expenses	2,709,843	2,520,318	2,560,414

Operating income	237,057	175,072	189,014
Other expense (income)
Other expense (income)	10,684	(8,344)	(1,415)
Interest expense:
Corporate borrowings	96,857	111,072	129,963
Capital and financing lease obligations	9,231	9,867	10,264
Equity in earnings of non-consolidated entities	(37,131)	(26,615)	(47,435)
Investment income	(6,115)	(8,145)	(2,084)

Total other expense	73,526	77,835	89,293

Earnings from continuing operations before income taxes	163,531	97,237	99,721
Income tax provision (benefit)	59,675	33,470	(263,383)

Earnings from continuing operations	103,856	63,767	363,104
Gain from discontinued operations, net of income taxes	—	313	1,296

Net earnings	$103,856	$64,080	$364,400

	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013
Operating Data—Continuing Operations:
Screen additions	23	29	12
Screen acquisitions	410	36	37
Screen dispositions	14	33	29
Construction openings (closures), net	60	(48)	(32)
Average screens—continuing operations(1)	4,933	4,871	4,859
Number of screens operated	5,426	4,947	4,963
Number of theatres operated	387	346	343
Screens per theatre	14.0	14.3	14.5
Attendance (in thousands)—continuing operations(1)	196,902	187,241	199,270

(1)
Includes consolidated theatres only.

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

        The following table sets forth our reconciliation of Adjusted EBITDA:

Reconciliation of Adjusted EBITDA
(unaudited)

(In thousands)	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013
Earnings from continuing operations	$103,856	$63,767	$363,104
Plus:
Income tax provision (benefit)(1)	59,675	33,470	(263,383)
Interest expense	106,088	120,939	140,227
Depreciation and amortization	232,961	216,321	197,537
Impairment of long-lived assets	1,702	3,149	—
Certain operating expenses(2)	16,773	21,686	13,913
Equity in earnings of non-consolidated entities	(37,131)	(26,615)	(47,435)
Cash distributions from non-consolidated entities	34,083	35,243	31,501
Investment income	(6,115)	(8,145)	(2,084)
Other expense (income)(3)	10,684	(8,344)	(127)
General and administrative expense—unallocated:
Merger, acquisition and transaction costs	3,398	1,161	2,883
Stock-based compensation expense(4)	10,480	11,293	12,000

Adjusted EBITDA	$536,454	$463,925	$448,136

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

(3)
Other expense for the twelve months ended December 31, 2015 was due to a net loss on extinguishment of indebtedness related to the cash tender offer and redemption of the Notes due 2020 and modification of our Senior Secured Credit Agreement. Other income for the twelve months ended December 31, 2014 was due to net gains on extinguishment of indebtedness related to the cash tender offer and redemption of the Notes due 2019.

(4)
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

        Free Cash Flow is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to cash flows from operating activities as a measure of liquidity (as determined in accordance with U.S. GAAP). We define free cash flow as adjusted EBITDA minus the sum of cash distributions from non-consolidated entities, cash taxes, cash interest, capital expenditures (excluding change in construction payables) net of landlord contributions, mandatory payments of principal under any credit facility and payments under capital lease obligations and financing lease obligations. This non-GAAP financial measure may not be comparable to similarly titled measures reported by other companies. We have included Free Cash Flow as we believe it provides a useful measure of cash flows generated by our operations, and because it is used by management to assess the liquidity of our Company. The following table sets forth our reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow
(unaudited)

(In thousands)	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013
Net cash provided by operating activities	$467,557	$297,302	$357,342
Plus:
Equity in earnings from equity method investees	(27,528)	(26,513)	(27,824)
Deferred rent (excluding digital equipment rent)	24,227	19,340	12,271
Net periodic benefit costs	18,208	3,418	(973)
Change in working capital, accruals and other	(4,667)	75,317	(58,869)
General and administrative expense: merger, acquisition and transaction costs	3,398	1,161	2,883
Investment income	(6,115)	(8,145)	(2,084)
Gain from discontinued operations	—	(313)	(1,296)
Capital expenditures (excluding change in construction payables)	(338,813)	(275,090)	(270,884)
Principal payments under Term Loan	(5,813)	(7,750)	(7,813)
Principal payments under capital and financing lease obligations	(7,840)	(6,941)	(6,446)
Principal payments under promissory note	(1,389)	(1,389)	—

Free Cash Flow	$121,225	$70,397	$(3,693)

        The following table sets forth our reconciliation of Adjusted EBITDA to Free Cash Flow:

Reconciliation of Adjusted EBITDA to Free Cash Flow
(unaudited)

(In thousands)	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013
Adjusted EBITDA	$536,454	$463,925	$448,136
Minus:
Cash distributions from non-consolidated entities	34,083	35,243	31,501
Income taxes, net	5,351	1,084	1,646
Cash interest expense	105,286	125,549	151,629
Capital expenditures (excluding change in construction payables)	338,813	275,090	270,884
Landlord contributions	(83,346)	(59,518)	(18,090)
Principal payments under Term Loan	5,813	7,750	7,813
Principal payments under capital and financing lease obligations	7,840	6,941	6,446
Principal payments under promissory note	1,389	1,389	—

Free Cash Flow	$121,225	$70,397	$(3,693)

Results of Operations—For the Twelve Months Ended December 31, 2015 and the Twelve Months Ended December 31, 2014

        Revenues.    Total revenues increased 9.3%, or $251,510,000, during the twelve months ended December 31, 2015 compared to the twelve months ended December 31, 2014. Admissions revenues increased 7.2%, or $126,649,000, during the twelve months ended December 31, 2015 compared to the twelve months ended December 31, 2014, primarily due to a 5.2% increase in attendance and a 1.9% increase in average ticket price. The increase in attendance was primarily due to the popularity of film product during the current period and our comfort and convenience theatre renovation initiatives during the twelve months ended December 31, 2015 compared to the twelve months ended December 31, 2014. Total admissions revenues were increased (decreased) by rewards redeemed, net of deferrals, of ($239,000) and $642,000 related to rewards accumulated under AMC Stubs during the twelve months ended December 31, 2015 and the twelve months ended December 31, 2014, respectively. The rewards accumulated under AMC Stubs are deferred and recognized in future periods upon redemption or expiration of customer rewards. The increase in average ticket price was primarily due to an increase related to tickets purchased for IMAX and 3D premium format film product.

        Food and beverage revenues increased 14.1%, or $112,351,000, during the twelve months ended December 31, 2015 compared to the twelve months ended December 31, 2014, primarily due to an 8.5% increase in food and beverage revenues per patron and the increase in attendance. The increase in food and beverage revenues per patron reflects increased prices associated with converting from tax inclusive pricing to tax on top pricing effective at the start of the fourth quarter of calendar 2014 and the contribution of our food and beverage strategic initiatives, partially offset by refunds of sales taxes paid in prior periods recorded as food and beverage revenue during the fourth quarter of calendar 2014. Total food and beverage revenues were increased (decreased) by rewards redeemed, net of deferrals, of $(645,000) and $346,000 related to rewards accumulated under AMC Stubs during the twelve months ended December 31, 2015 and the twelve months ended December 31, 2014, respectively.

        Total other theatre revenues increased 9.5%, or $12,510,000 during the twelve months ended December 31, 2015 compared to the twelve months ended December 31, 2014, primarily due to increases in income from internet ticket fees related to our comfort and convenience initiatives and popularity of film product, gift card sales, advertising revenues, and theatre meeting rentals, partially offset by decreases in income from AMC Stubs membership fees earned.

        Operating costs and expenses.    Operating costs and expenses increased 7.5%, or $189,525,000, during the twelve months ended December 31, 2015 compared to the twelve months ended December 31, 2014. Film exhibition costs increased 9.3%, or $87,211,000, during the twelve months ended December 31, 2015 compared to the twelve months ended December 31, 2014, primarily due to the increase in admissions revenues and the increase in film exhibition costs as a percentage of admission revenues. As a percentage of admissions revenues, film exhibition costs were 54.0% for the twelve months ended December 31, 2015 and 52.9% for the twelve months ended December 31, 2014 due to a change in mix to higher grossing film product carrying higher percentage film rent.

        Food and beverage costs increased 14.8%, or $16,578,000, during the twelve months ended December 31, 2015 compared to the twelve months ended December 31, 2014. As a percentage of food and beverage revenues, food and beverage costs were 14.1% for the twelve months ended December 31, 2015 and 14.0% for the twelve months ended December 31, 2014. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. Our food and beverage costs as a percentage of food and beverage revenues benefited during the prior year from refunds of sales taxes paid in prior periods recorded as food and beverage revenue during the fourth quarter of 2014. Food and beverage gross profit per patron increased 8.5%, and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

        As a percentage of revenues, operating expense was 27.0% for the twelve months ended December 31, 2015 as compared to 27.2% for the twelve months ended December 31, 2014, primarily due to the increase in attendance and a decrease in theatre closure expense and NCM beverage advertising expense, partially offset by increases in salaries, IMAX and 3D format and licensing fees, credit card expense and supplies. In May 2014, one theatre in Canada was permanently closed, which resulted in approximately $4,200,000 of expense in the prior year. Rent expense increased 2.8%, or $12,583,000, during the twelve months ended December 31, 2015 compared to the twelve months ended December 31, 2014, primarily from the increase in the number of theatres operated and increases in percentage rent due to revenue increases, partially offset by declines in rent-related sales tax.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs were $3,398,000 during the twelve months ended December 31, 2015 compared to $1,161,000 during the twelve months ended December 31, 2014, primarily due to an increase in legal and professional and consulting costs and increased merger and acquisition activity.

        Other.    Other general and administrative expense decreased 10.3%, or $6,661,000, during the twelve months ended December 31, 2015 compared to the twelve months ended December 31, 2014, due primarily to the net periodic benefit credit of $18,118,000 related to the termination and settlement of the AMC Postretirement Medical Plan and declines in stock-based compensation expense, partially offset by an increase in expense related to legal costs, salaries, annual incentive compensation, theatre support center rent, and professional and consulting fees. See Note 11—Employee Benefit Plans of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-K for further information regarding the components of net periodic benefit credit, including recognition of the prior service credits and net actuarial gains recorded in accumulated other comprehensive income, curtailment gains, and settlement gains.

        Depreciation and amortization.    Depreciation and amortization increased 7.7%, or $16,640,000, during the twelve months ended December 31, 2015 compared to the twelve months ended December 31, 2014, primarily due to the increase in depreciable assets resulting from capital expenditures of $333,423,000 and $270,734,000, during the twelve months ended December 31, 2015 and the twelve months ended December 31, 2014, respectively.

        Impairment of long-lived assets.    We recognized non-cash impairment losses of $1,702,000 on three theatres with 15 screens (in New York, Maryland, and Washington D.C.), which was related to property, net, of $863,000 and intangible assets, net of $839,000, during the twelve months ended December 31, 2015. During the twelve months ended December 31, 2014, we recognized non-cash impairment losses of $3,149,000 on eight theatres with 94 screens (in the District of Columbia, Florida, Georgia, Maryland, Michigan, New York and Oklahoma) in property, net.

Other Expense (Income):

        Other expense (income).    Other expense (income) during the twelve months ended December 31, 2015 was due to a loss on extinguishment of indebtedness related to the cash tender offer and redemption of the Notes due 2020 of $9,318,000 and loss on modification of our Senior Secured Credit Facility of $1,366,000. Other expense (income) during the twelve months ended December 31, 2014 was due to a gain on extinguishment of indebtedness related to the cash tender offer and redemption of the Notes due 2019 of $8,544,000, partially offset by other expenses of $158,000.

        Interest expense.    Interest expense decreased 12.3%, or $14,851,000, for the twelve months ended December 31, 2015 compared to the twelve months ended December 31, 2014, primarily due to the decrease in interest rates for corporate borrowings and a decrease in aggregate average principal amounts outstanding during the year. In June 2015, AMCE completed an offering of $600,000,000 principal amount of its 5.75% Senior Subordinated Notes due 2025 and extinguished $581,324,000 principal amount of its 9.75% Senior Subordinated Notes due 2020. In December 2015, AMCE extinguished the remaining $18,676,000 principal amount of its 9.75% Senior Subordinated Notes due 2020, issued additional term loans due 2022 of $125,000,000 under its Senior Secured Credit Agreement and borrowed $75,000,000 on its Revolving Credit Facility. In February 2014, AMCE completed an offering of $375,000,000 principal amount of its 5.875% Senior Subordinated Notes due 2022 and in February 2014 and June 2014, extinguished $463,964,000 and the remaining outstanding principal of $136,036,000, respectively of its 8.75% Senior Notes due 2019.

        Equity in earnings of non-consolidated entities.    Equity in earnings of non-consolidated entities were $37,131,000 for the twelve months ended December 31, 2015 compared to $26,615,000 for the twelve months ended December 31, 2014. The increase in equity in earnings of non-consolidated entities of $10,516,000 was primarily due to decreases in equity in losses from Open Road Films and increases in equity in earnings from DCIP. During the twelve months ended December 31, 2015, we suspended equity method accounting for our investment in Open Road Films when the negative investment in Open Road Films reached our commitment of $10,000,000. The cash distributions from non-consolidated entities were $34,083,000 during the twelve months ended December 31, 2015, and $35,243,000 during the twelve months ended December 31, 2014, which includes payments related to the NCM tax receivable agreement recorded in investment income. See Note 5—Investments and Note 12—Commitments and Contingencies of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-K for further information.

        Investment income.    Investment income was $6,115,000 for the twelve months ended December 31, 2015 compared to investment income of $8,145,000 for the twelve months ended December 31, 2014. Investment income for the twelve months ended December 31, 2015 includes payments received of $6,554,000 related to the NCM tax receivable agreement compared to payments received of $8,730,000 during the twelve months ended December 31, 2014.

        Income tax provision.    The income tax provision from continuing operations was $59,675,000 for the twelve months ended December 31, 2015 and $33,470,000 for the twelve months ended December 31, 2014. See Note 9—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-K for further information.

        Gain from discontinued operations, net of income taxes.    Gain from discontinued operations was $0 and $313,000 during the twelve months ended December 31, 2015 and December 31, 2014, respectively.

        Net earnings.    Net earnings were $103,856,000 and $64,080,000 during the twelve months ended December 31, 2015 and December 31, 2014, respectively. Net earnings during the twelve months ended December 31, 2015 compared to the twelve months ended December 31, 2014 were positively impacted by the increase in attendance, food and beverage revenue per patron and average ticket price, the decrease in interest expense, the increase in equity in earnings of non-consolidated entities, the decrease in general and administrative: other expense, and the decrease in theatre and other closure expense. Net earnings were negatively impacted by the increase in income tax provision, the extinguishment of indebtedness related to the cash tender offers, and the increase in depreciation expense.

Results of Operations—For the Twelve Months Ended December 31, 2014 and the Twelve Months Ended December 31, 2013

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

        Other theatre revenues increased 14.8%, or $17,078,000, during the twelve months ended December 31, 2014 compared to the twelve months ended December 31, 2013, primarily due to increases in income from package ticket sales, internet ticket fees related to our comfort and convenience initiatives and our recently launched AMC Online E-commerce website, income from gift card sales and AMC Stubs membership fees earned. The increase in income on packaged tickets of $11,710,000 was due to fair value accounting as a result of Wanda acquiring Holdings on August 30, 2012. We did not recognize any income on packaged ticket sales until 18 months after August 30, 2012. We began recognizing income on packaged tickets in March of 2014 and expect to continue recording income prospectively.

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

        Food and beverage costs increased 4.3%, or $4,666,000, during the twelve months ended December 31, 2014 compared to the twelve months ended December 31, 2013 due to the increase in food and beverage costs as a percentage of food and beverage revenues and the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 14.0% for the twelve months ended December 31, 2014 and 13.6% for the twelve months ended December 31, 2013, this increase was primarily due to food and beverage cost increases and a shift in product mix to premium items that generate higher sales at lower profit margin percentages. Our food and beverage costs as a percentage of food and beverage revenues benefited during the year from increased prices associated with converting from tax inclusive pricing to tax on top pricing effective at the start of the fourth quarter of calendar 2014 and refunds of sales taxes paid in prior periods recorded as food and beverage revenue during the fourth quarter of calendar 2014.

        As a percentage of revenues, operating expense was 27.2% curing the twelve months ended December 31, 2014 as compared to 26.4% in the prior period, primarily due to increases in preopening expense related to our theatre renovation initiatives, theatre and other closure expense resulting from a permanent closure of one theatre in Canada, utility expenses due to colder weather during the three months ended March 31, 2014, partially offset by decreases in deferred digital equipment rent. Rent expense increased 0.8%, or $3,411,000, during the twelve months ended December 31, 2014 compared to the twelve months ended December 31, 2013, primarily from increases in common area maintenance and other expenses associated with snow removal.

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

        Equity in earnings of non-consolidated entities.    Equity in earnings of non-consolidated entities were $26,615,000 during the twelve months ended December 31, 2014 compared to $47,435,000 during the twelve months ended December 31, 2013. The decrease in equity in earnings of non-consolidated entities was primarily due to increases in equity in losses from Open Road Releasing, LLC and decreases in equity in earnings from NCM, partially offset by increases in equity in earnings from DCIP and AC JV LLC. The increase in equity in losses from Open Road Releasing, LLC was primarily due to higher cost of revenues resulting from timing and structure of theatrical releases and film participation costs during the twelve months ended December 31, 2014 compared to the same period for the prior year. The decrease in equity in earnings from NCM was primarily due to a decrease in advertising revenues primarily caused by an increasingly competitive advertising environment during the twelve months ended December 31, 2014 compared to the same period for the prior year. Cash distributions from non-consolidated entities were $35,243,000 during the twelve months ended December 31, 2014 and $31,501,000 during the twelve months ended December 31, 2013 and include payments related to the NCM tax receivable agreement recorded in investment income. See Note 5—Investments of the Notes to Consolidated Financial Statements in Item 1 of Part I for further information.

        Investment income.    Investment income was $8,154,000 for the twelve months ended December 31, 2014 compared to $2,084,000 for the twelve months ended December 31, 2013. The investment income for the twelve months ended December 31, 2014 includes payments received of $8,730,000 related to the NCM tax receivable agreement compared to payments received of $3,677,000 during the twelve months ended December 31, 2013.

        Income tax provision (benefit).    The income tax provision from continuing operations was $33,470,000 for the twelve months ended December 31, 2014 and a benefit of $(263,383,000) for the twelve months ended December 31, 2013. We reversed our recorded valuation allowance for deferred tax assets during the twelve months ended December 31, 2013. See Note 9—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I for further information.

        Gain from discontinued operations, net of income taxes.    In July and August of 2012, we sold or closed 7 of the 8 theatres located in Canada and sold one theatre with 12 screens in the UK. The results of operations of the 7 Canada theatres and the one UK theatre have been classified as discontinued operations for all periods presented. During the twelve months ended December 31, 2013, we received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada. The sales price adjustment was related to tax attributes of the theatres sold in Canada which were not determinable or probable of collection at the date of the sale. We completed our tax returns, for periods prior to the date of sale, during the twelve months ended December 31, 2013, at which time the buyer was able to determine amounts due pursuant to the sales price adjustment and remit payment to us. We recorded the additional gain on sale at the time the gain was realizable. The gain from discontinued operations was partially offset by income taxes, legal and professional fees, and contractual repairs and maintenance expenses.

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

        We had working capital deficits as of December 31, 2015 and December 31, 2014 of $(297,787,000) and $(234,576,000), respectively. Working capital includes $221,679,000 and $213,882,000 of deferred revenue as of December 31, 2015 and December 31, 2014, respectively. We have the ability to borrow under the Senior Secured Credit Facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and had approximately $62,059,000 under our Senior Secured Revolving Credit Facility available to meet these obligations as of December 31, 2015. The applicable rate for borrowings under the Term Loan due 2022 at December 31, 2015 was 4.0% based on LIBOR (3.25% margin plus 0.75% minimum LIBOR rate). Reference is made to Note 7—Corporate Borrowings and Capital and Financing Lease Obligations to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for information about our outstanding indebtedness.

        We believe that cash generated from operations and existing cash and equivalents and "float" will be sufficient to fund operations and planned capital expenditures currently and for at least the next

12 months and enable us to maintain compliance with covenants related to the Senior Secured Credit Facility, and our Notes due 2022 and Notes due 2025.

        Each indenture relating to AMCE's notes (Notes due 2022 and Notes due 2025) allows it to incur specified permitted indebtedness (as defined therein) without restriction. Each indenture also allows AMCE to incur any amount of additional debt as long as it can satisfy the coverage ratio of each indenture, after giving effect to the indebtedness on a pro forma basis. Under the indentures for the Notes due 2022 and 2025, at December 31, 2015 AMCE could borrow approximately $2,537,700,000 (assuming an interest rate of 7.0% per annum on the additional indebtedness) in addition to specified permitted indebtedness. If AMCE cannot satisfy the coverage ratios of the indentures, generally it can borrow an additional amount under its Senior Secured Credit Facility.

        As of December 31, 2015, AMCE was in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2022, and the Notes due 2025.

Holdings Company Status

        Holdings is a holding company with no operations of its own and has no ability to service interest or principal on its indebtedness or pay dividends other than through any dividends it may receive from its subsidiaries. Under certain circumstances, AMCE is restricted from paying dividends to Holdings by the terms of the indentures relating to its notes and its Senior Secured Credit Facility. AMCE's Senior Secured Credit Facility and note indentures contain provisions which limit the amount of dividends and advances which it may pay or make to Holdings. Under the most restrictive of these provisions, set forth in the note indentures for the Notes due 2022 and Notes due 2025, the amount of loans and dividends which AMCE could make to Holdings may not exceed approximately $1,218,246,000 in the aggregate as of December 31, 2015. Under the note indentures, a loan to Holdings would have to be on terms no less favorable to AMCE than could be obtained in a comparable transaction on an arm's length basis with an unaffiliated third party and be in the best interest of AMCE. Provided no event of default has occurred or would result, the Senior Secured Credit Facility also permits AMCE to pay cash dividends to Holdings for specified purposes, including indemnification claims, taxes, up to $4,000,000 annually for operating expenses, repurchases of equity awards to satisfy tax withholding obligations, specified management fees, fees and expenses of permitted equity and debt offerings and to pay for the repurchase of stock from employees, directors and consultants under benefit plans up to specified amounts. Depending on the net senior secured leverage ratio, as defined in the Senior Secured Credit Facility, AMCE may also pay Holdings a portion of net cash proceeds from specified assets sales.

Cash Flows from Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $467,557,000, $297,302,000 and $357,342,000 during the twelve months ended December 31, 2015, the twelve months ended December 31, 2014, and the twelve months ended December 31, 2013, respectively. The increase in cash flow provided by operating activities during 2015 compared to 2014 was primarily due to increases in net earnings, decreases in payments for film and other accounts payable, decreases in payments for bonuses and other accrued liabilities, and increases in landlord contributions. The decrease in cash flow provided by operating activities during 2014 compared to 2013 was primarily due to decreases in net earnings, film payables, accrued bonuses, equity in earnings of non-consolidated entities, deferred revenues for packaged tickets, and accrued payroll, partially offset by increases in landlord contributions and accounts payable.

Cash Flows from Investing Activities

        Cash used in investing activities, as reflected in the Consolidated Statement of Cash Flows, were $509,436,000, $271,691,000, and $268,784,000 during the twelve months ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively. Cash outflows from investing activities include capital expenditures during the twelve months ended December 31, 2015, December 31, 2014, and December 31, 2013, of $333,423,000, $270,734,000, and $260,823,000, respectively. Our capital expenditures primarily consisted of strategic growth initiatives and remodels, maintaining our theatre circuit, and technology upgrades. We expect that our gross cash outflows for capital expenditures will be approximately $390,000,000 to $410,000,000 for calendar 2016, before giving effect to expected landlord contributions of approximately $120,000,000 to $140,000,000.

        In December 2015, we paid $172,853,000 for our acquisition of Starplex Cinemas, net of cash acquired.

        During the twelve months ended December 31, 2013, we received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada, proceeds of $305,000 for the disposition of other long-term assets, and paid legal and professional fees of $1,091,000.

        During the twelve months ended December 31, 2013, we paid $1,128,000 for the purchase of the Rave theatres, net of cash acquired. The amounts paid included working capital and other purchase price adjustments.

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

Cash Flows from Financing Activities

        Cash flows provided by (used in) financing activities, as reflected in the Consolidated Statement of Cash Flows, were $35,286,000, $(353,864,000), and $324,928,000 during the twelve months ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively.

        On June 5, 2015, AMCE issued $600,000,000 aggregate principal amount of its Notes due 2025 and used the net proceeds to pay for the tender offer for the Notes due 2020, plus any accrued and unpaid interest and related transaction fees and expenses. The deferred financing costs paid related to the issuance of the Notes due 2025 were $11,378,000, during the twelve months ended December 31, 2015. AMCE repaid principal and recorded premium related to 100% of the Notes due 2020 during the twelve months ended December 31, 2015 of $645,701,000, comprised of $600,000,000 principal amount and $45,701,000 recorded premium. On December 11, 2015 AMCE issued $125,000,000 principal amount of additional term loans due 2022 at a discount under its amended Senior Secured Credit Agreement and borrowed $75,000,000 on its revolving credit facility on December 16, 2015. Deferred financing costs paid related to the amendment to the Senior Secured Credit Agreement were $9,874,000. See Note 7—Corporate Borrowings and Capital and Financing Lease Obligations of the Notes to Consolidated Financial Statements in Item 1 of Part I for further information.

        On February 7, 2014, AMCE issued $375,000,000 aggregate principal amount of its Notes due 2022 and used the net proceeds, together with a portion of the net proceeds from the IPO, to pay the consideration and consent payments for the tender offer for the Notes due 2019, plus any accrued and unpaid interest and related transaction fees and expenses. The deferred financing costs paid related to the issuance of the Notes due 2022 were $7,748,000, during the twelve months ended December 31, 2014. AMCE repurchased the Notes due 2019 during the twelve months ended December 31, 2014 for

$639,728,000. See Note 7—Corporate Borrowings and Capital and Financing Lease Obligations and Note 1—The Company and Significant Accounting Policies of the Notes to Consolidated Financial Statements in Item 1 of Part I for further information.

        The following is a summary of dividends and dividend equivalents declared to stockholders:

Declaration Date	Record Date	Date Paid	Amount per Share of Common Stock	Total Amount Declared (In thousands)
February 3, 2015	March 9, 2015	March 23, 2015	$0.20	$19,637
April 27, 2015	June 8, 2015	June 22, 2015	0.20	19,635
July 28, 2015	September 8, 2015	September 21, 2015	0.20	19,622
October 29, 2015	December 7, 2015	December 21, 2015	0.20	19,654
April 25, 2014	June 6, 2014	June 16, 2014	0.20	19,576
July 29, 2014	September 5, 2014	September 15, 2014	0.20	19,576
October 27, 2014	December 5, 2014	December 15, 2014	0.20	19,577

        During the twelve months ended December 31, 2015 and the twelve months ended December 31, 2014, we paid dividends and dividend equivalents of $78,608,000 and $58,504,000, respectively. At December 31, 2015 and December 31, 2014, we accrued $165,000 and $225,000, respectively, for the remaining unpaid dividends.

        On February 25, 2016, Holdings' Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on March 21, 2016 to stockholders of record on March 7, 2016.

        On April 30, 2013, AMCE entered into a $925,000,000 Senior Secured Credit Facility pursuant to which it borrowed the Term Loan due 2020, and used the proceeds to fund the redemption of both the former Senior Secured Credit Facility Term Loan due 2016 and the former Senior Secured Credit Facility Term Loan due 2018. The Senior Secured Credit Facility was comprised of a $150,000,000 Revolving Credit Facility, which matured in 2018, and a $775,000,000 term loan, which matured in 2020. Proceeds from the issuance of Term Loan due 2020 were $773,063,000 and deferred financing costs paid related to the issuance of the new Senior Secured Credit Facility were $9,126,000 during the twelve months ended December 31, 2013. We repurchased the principal balance on both our Term Loan due 2016 of $464,088,000 and our Term Loan due 2018 of $296,250,000 during the twelve months ended December 31, 2013.

        On December 11, 2015, AMCE entered into a first amendment to its Senior Secured Credit Agreement dated April 30, 2013 ("First Amendment"). The First Amendment provides for the incurrence of $125,000,000 incremental term loans ("Incremental Term Loan"). Proceeds from the issuance of Term Loan due 2022 were $124,375,000. We capitalized deferred financing costs of approximately $6,545,000 related to the modification of the Revolving Credit Facility and approximately $3,329,000 related to the modification of the term loans under the Senior Secured Credit Facility, during the twelve months ended December 31, 2015. See Note 7—Corporate Borrowings and Capital and Financing Lease Obligations to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information.

        On December 23, 2013, Holdings completed its IPO and contributed the net proceeds to AMCE of $355,580,000, after deducting underwriting discounts and commissions and other paid offering expenses.

        During the twelve months ended December 31, 2013, AMCE used cash on hand to make a dividend distribution to us to purchase treasury stock of $588,000. As a result of the IPO, members of management incurred a tax liability associated with Holdings' common stock owned since the date of

August 30, 2012, when Wanda acquired Holdings. Management elected to satisfy $588,000 of tax withholding obligation by tendering shares of Class A common stock to us.

Commitments and Contingencies

        Minimum annual cash payments required under existing capital and financing lease obligations, maturities of corporate borrowings, future minimum rental payments under existing operating leases, committed capital expenditures, investments and betterments, including furniture, fixtures, equipment and leasehold betterments and ADA related betterments and pension funding that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2015 are as follows:

(In thousands) Calendar Year	Minimum Capital and Financing Lease Payments	Principal Amount of Corporate Borrowings(1)	Interest Payments on Corporate Borrowings(2)	Minimum Operating Lease Payments	Capital Related Betterments(3)	Pension Funding(4)	Total Commitments
2016	$17,082	$10,195	$93,962	$451,830	$42,436	$—	$615,505
2017	17,090	10,195	93,540	451,787	—	—	572,612
2018	17,193	10,195	93,119	418,384	—	—	538,891
2019	15,530	10,195	92,697	382,343	—	—	500,765
2020	15,559	83,806	92,186	350,342	—	—	541,893
Thereafter	65,482	1,811,594	243,397	1,822,552	—	—	3,943,025

Total	$147,936	$1,936,180	$708,901	$3,877,238	$42,436	$—	$6,712,691

(1)
Represents cash requirements for the payment of principal on corporate borrowings. Total amount does not equal carrying amount due to unamortized discounts.

(2)
Interest expense on our Senior Secured Credit Facility was estimated at 4.0% on the term loan portion and 2.8445% on the revolving credit portion based upon the interest rates in effect as of December 31, 2015.

(3)
Includes committed capital expenditures, investments, and betterments to our circuit. Does not include planned, but non-committed capital expenditures.

(4)
We fund our pension plan such that the plan is in compliance with Employee Retirement Income Security Act ("ERISA") and the plan is not considered "at risk" as defined by ERISA guidelines. The plan has been frozen effective December 31, 2006. We do not expect to contribute to the pension plan during 2016.

        As discussed in Note 9—Income Taxes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, we adopted accounting for uncertainty in income taxes per the guidance in ASC 740, Income Taxes, ("ASC 740"). As of December 31, 2015, our recorded obligation for unrecognized benefits is $30,100,000. There are currently unrecognized tax benefits which we anticipate will be resolved in the next 12 months; however, we are unable at this time to estimate what the impact on our effective tax rate will be. Any amounts related to these items are not included in the table above.

Investment in NCM

        We hold an investment of 17.66% in NCM and 200,000 common shares of NCM, Inc. accounted for following the equity method as of December 31, 2015. The fair market value of our investment in NCM and NCM, Inc. is approximately $378,030,000 as of December 31, 2015, based upon the closing price of NCM, Inc. common stock. We have little tax basis in our investment in NCM and NCM, Inc. therefore, the sale of this investment would require us to report taxable income of approximately $452,183,000, including distributions received from NCM that were previously deferred. Our investment in NCM and NCM, Inc. is a source of liquidity for us and we expect that any sales we may make would be made in such a manner to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

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

        Market risk on variable-rate financial instruments.    At December 31, 2015, AMCE maintained a Senior Secured Credit Facility comprised of a $150,000,000 revolving credit facility and $900,000,000 of Senior Secured Term Loans due 2022. The Senior Secured Credit Facility provides for borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR, with a minimum base rate of 1.75% and a minimum rate for LIBOR borrowings of 0.75%. The rate in effect at December 31, 2015 for the outstanding Senior Secured Term Loan due 2022 was a LIBOR-based rate of 4.0% per annum. See Note 7—Corporate Borrowings and Capital and Financing Lease Obligations of the Notes to the Consolidated Financial Statements in Item II of Part 8 hereof for additional information. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At December 31, 2015, AMCE had variable-rate borrowings under its revolving credit facility of $75,000,000 and had an aggregate principal balance of $880,625,000 outstanding under the Senior Secured Term Loan due 2022. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $8,018,000 during the twelve months ended December 31, 2015.

        Market risk on fixed-rate financial instruments.    Included in long-term corporate borrowings at December 31, 2015 were principal amounts of $600,000,000 of AMCE's Notes due 2025 and $375,000,000 of AMCE's Notes due 2022. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2025 and Notes due 2022 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2025 and Notes due 2022.

Item 8.    Financial Statements and Supplementary Data

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AMC Entertainment Holdings, Inc.

TO THE STOCKHOLDERS OF AMC ENTERTAINMENT HOLDINGS, INC.

        Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) of the Exchange Act. With management's participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of December 31, 2015, based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company acquired SMH Theatres, Inc. in December 2015. Due to the timing of the acquisition, and in accordance with SEC requirements, management excluded SMH Theatres, Inc. from its assessment of the effectiveness of the internal control over financial reporting as of December 31, 2015. The internal control over SMH Theatres, Inc.'s financial reporting is associated with total assets of $194.4 million and total revenues of $7.9 million included in the consolidated financial statements of AMC Entertainment Holdings, Inc. as of and for the year ended December 31, 2015. Based on this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2015. The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report that follows this report.

/s/ ADAM M. ARON Chief Executive Officer, Director and President
/s/ CRAIG R. RAMSEY Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AMC Entertainment Holdings, Inc.:

        We have audited the accompanying consolidated balance sheets of AMC Entertainment Holdings, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMC Entertainment Holdings, Inc. as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMC Entertainment Holdings Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2016, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting. AMC Entertainment Holdings, Inc. acquired SMH Theatres, Inc. during 2015, and management excluded SMH Theatres, Inc. from its assessment of the effectiveness of the internal control over financial reporting as of December 31, 2015. SMH Theatres, Inc.'s internal control over financial reporting is associated with total assets of $194.4 million and total revenues of $7.9 million included in the consolidated financial statements of AMC Entertainment Holdings, Inc. as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting also excluded an evaluation of the internal control over financial reporting of SMH Theatres, Inc.

        As discussed in Note 1 to the consolidated financial statements, the Company has retrospectively changed the classification of deferred income taxes in the consolidated balance sheets to reflect the adoption of the Financial Accounting Standards Board's Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes.

/s/ KPMG LLP

Kansas City, Missouri
March 8, 2016

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AMC Entertainment Holdings, Inc.:

        We have audited AMC Entertainment Holdings, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AMC Entertainment Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Annual Report on Internal Control over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, AMC Entertainment Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        AMC Entertainment Holdings, Inc. acquired SMH Theatres, Inc. during 2015, and management excluded SMH Theatres, Inc. from its assessment of the effectiveness of the internal control over financial reporting as of December 31, 2015. SMH Theatres, Inc.'s internal control over financial reporting is associated with total assets of $194.4 million and total revenues of $7.9 million included in the consolidated financial statements of AMC Entertainment Holdings, Inc. as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting also excluded an evaluation of the internal control over financial reporting of SMH Theatres, Inc.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMC Entertainment Holdings, Inc.

as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 8, 2016 expressed in a unqualified opinion on those consolidated financial statements.

        As discussed in Note 1 to the consolidated financial statements, the Company has retrospectively changed the classification of deferred income taxes in the consolidated balance sheets to reflect the adoption of the Financial Accounting Standards Board's Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes.

/s/ KPMG LLP

Kansas City, Missouri
March 8, 2016

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013
Revenues
Admissions	$1,892,037	$1,765,388	$1,847,327
Food and beverage	910,086	797,735	786,912
Other theatre	144,777	132,267	115,189

Total revenues	2,946,900	2,695,390	2,749,428

Operating costs and expenses
Film exhibition costs	1,021,457	934,246	976,912
Food and beverage costs	128,569	111,991	107,325
Operating expense	795,722	733,338	726,641
Rent	467,822	455,239	451,828
General and administrative:
Merger, acquisition and transaction costs	3,398	1,161	2,883
Other	58,212	64,873	97,288
Depreciation and amortization	232,961	216,321	197,537
Impairment of long-lived assets	1,702	3,149	—

Operating costs and expenses	2,709,843	2,520,318	2,560,414

Operating income	237,057	175,072	189,014
Other expense (income):
Other expense (income)	10,684	(8,344)	(1,415)
Interest expense:
Corporate borrowings	96,857	111,072	129,963
Capital and financing lease obligations	9,231	9,867	10,264
Equity in earnings of non-consolidated entities	(37,131)	(26,615)	(47,435)
Investment income	(6,115)	(8,145)	(2,084)

Total other expense	73,526	77,835	89,293

Earnings from continuing operations before income taxes	163,531	97,237	99,721
Income tax provision (benefit)	59,675	33,470	(263,383)

Earnings from continuing operations	103,856	63,767	363,104
Gain from discontinued operations, net of income taxes	—	313	1,296

Net earnings	$103,856	$64,080	$364,400

Basic earnings per share:
Earnings from continuing operations	$1.06	$0.65	$4.74
Gain from discontinued operations	—	0.01	0.02

Basic earnings per share	$1.06	$0.66	$4.76

Average shares outstanding—Basic	97,963	97,506	76,527
Diluted earnings per share:
Earnings from continuing operations	$1.06	$0.65	$4.74
Gain from discontinued operations	—	0.01	0.02

Diluted earnings per share	$1.06	$0.66	$4.76

Average shares outstanding—Diluted	98,029	97,700	76,527
Dividends declared per basic and diluted common share	$0.80	$0.60	$—

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013
Net earnings	$103,856	$64,080	$364,400
Unrealized foreign currency translation adjustment, net of tax	1,372	978	179
Pension and other benefit adjustments:
Net gain (loss) arising during the period, net of tax	166	(13,543)	4,510
Prior service credit arising during the period, net of tax	746	—	9,271
Amortization of net (gain) loss reclassified into general and administrative: other, net of tax	(1,679)	(844)	(78)
Amortization of prior service credit reclassified into general and administrative: other, net of tax	(1,762)	(1,016)	—
Curtailment gain reclassified into general and administrative: other, net of tax	(7,239)	—	—
Settlement gain reclassified into general and administrative: other, net of tax	(196)	—	—
Marketable securities:
Unrealized holding gain (loss) arising during the period, net of tax	(1,056)	2,627	(1,622)
Realized net (gain) loss reclassified into investment expense (income), net of tax	(156)	(31)	925
Equity method investees' cash flow hedge:
Unrealized net holding gain (loss) arising during the period, net of tax	(693)	(59)	2,085
Realized net (gain) loss reclassified to equity in earnings of non-consolidated entities, net of tax	457	528	(510)

Other comprehensive income (loss)	(10,040)	(11,360)	14,760

Total comprehensive income	$93,816	$52,720	$379,160

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and equivalents	$211,250	$218,206
Receivables, net	105,509	99,252
Other current assets	97,608	84,343

Total current assets	414,367	401,801
Property, net	1,401,928	1,247,230
Intangible assets, net	237,376	225,515
Goodwill	2,406,691	2,289,800
Deferred tax asset	126,198	181,782
Other long-term assets	523,525	417,604

Total assets	$5,110,085	$4,763,732

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$313,025	$262,635
Accrued expenses and other liabilities	158,664	136,262
Deferred revenues and income	221,679	213,882
Current maturities of corporate borrowings and capital and financing lease obligations	18,786	23,598

Total current liabilities	712,154	636,377
Corporate borrowings	1,924,366	1,775,132
Capital and financing lease obligations	93,273	101,533
Exhibitor services agreement	377,599	316,815
Other long-term liabilities	462,626	419,717

Total liabilities	3,570,018	3,249,574

Commitments and contingencies
Class A common stock (temporary equity) ($.01 par value, 167,211 shares issued and 130,442 shares outstanding as of December 31, 2015; 173,150 shares issued and 136,381 shares outstanding as of December 31, 2014)	1,364	1,426

Stockholders' equity:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 21,445,090 shares issued and outstanding as of December 31, 2015; 21,423,839 shares issued and outstanding as of December 31, 2014)	214	214
Class B common stock ($.01 par value, 75,826,927 shares authorized; 75,826,927 shares issued and outstanding as of December 31, 2015 and December 31, 2014)	758	758
Additional paid-in capital	1,183,218	1,172,515
Treasury stock (36,769 shares as of December 31, 2015 and December 31, 2014, at cost)	(680)	(680)
Accumulated other comprehensive income	2,804	12,844
Accumulated earnings	352,389	327,081

Total stockholders' equity	1,538,703	1,512,732

Total liabilities and stockholders' equity	$5,110,085	$4,763,732

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013
Cash flows from operating activities:
Net earnings	$103,856	$64,080	$364,400
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	232,961	216,321	197,537
Deferred income taxes	51,660	32,430	(266,598)
Impairment of long-lived assets	1,702	3,149	—
Gain on extinguishment and modification of debt	(44)	(8,544)	(422)
Amortization of discount (premium) on corporate borrowings	808	832	(12,687)
Impairment of marketable equity security investment	—	—	1,370
Theatre and other closure expense	5,028	9,346	5,823
Stock-based compensation	10,480	11,293	12,000
(Gain) loss on dispositions	281	(630)	(2,876)
Equity in earnings and losses from non-consolidated entities, net of distributions	(9,603)	(102)	(19,611)
Landlord contributions	83,346	59,518	18,090
Deferred rent	(24,533)	(18,056)	(6,333)
Net periodic benefit cost (credit)	(18,208)	(3,418)	973
Change in assets and liabilities, excluding acquisitions:
Receivables	(1,428)	308	(3,365)
Other assets	(2,835)	(4,282)	(8,915)
Accounts payable	41,362	(13,692)	64,215
Accrued expenses and other liabilities	(8,690)	(52,603)	14,822
Other, net	1,414	1,352	(1,081)

Net cash provided by operating activities	467,557	297,302	357,342

Cash flows from investing activities:
Capital expenditures	(333,423)	(270,734)	(260,823)
Acquisition of Starplex Cinemas, net of cash acquired	(172,853)	—	—
Acquisition of Rave theatres	—	—	(1,128)
Proceeds from disposition of long-term assets	604	238	3,880
Investments in non-consolidated entities	(1,915)	(1,522)	(3,265)
Other, net	(1,849)	327	(7,448)

Net cash used in investing activities	(509,436)	(271,691)	(268,784)

Cash flows from financing activities:
Proceeds from issuance of Senior Subordinated Notes due 2025	600,000	—	—
Proceeds from extension and modification of Term Loan due 2022	124,375	—	—
Proceeds from issuance of Senior Subordinated Notes due 2022	—	375,000	—
Repurchase of Senior Subordinated Notes due 2020	(645,701)	—	—
Borrowings under Revolving Credit Facility	75,000	—	—
Repurchase of Senior Notes due 2019	—	(639,728)	—
Proceeds from issuance of Term Loan due 2020	—	—	773,063
Net proceeds (disbursements) from IPO	—	(281)	355,580
Repayment of Term Loan due 2016	—	—	(464,088)
Repayment of Term Loan due 2018	—	—	(296,250)
Principal payments under Term Loan	(5,813)	(7,750)	(7,813)
Principal payments under capital and financing lease obligations	(7,840)	(6,941)	(6,446)
Principal payments under promissory note	(1,389)	(1,389)	—
Principal amount of coupon payment under Senior Subordinated Notes due 2020	(3,486)	(6,227)	—
Increase in deferred financing costs	(21,252)	(7,952)	(9,126)
Payment of construction payables	—	—	(19,404)
Cash used to pay dividends	(78,608)	(58,504)	—
Purchase of treasury stock	—	(92)	(588)

Net cash provided by (used in) financing activities	35,286	(353,864)	324,928
Effect of exchange rate changes on cash and equivalents	(363)	5	(103)

Net increase (decrease) in cash and equivalents	(6,956)	(328,248)	413,383
Cash and equivalents at beginning of period	218,206	546,454	133,071

Cash and equivalents at end of period	$211,250	$218,206	$546,454

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (including amounts capitalized of $203, $315 and $511)	$103,913	$113,578	$152,220
Income taxes, net	5,351	1,084	1,646
Schedule of non-cash investing and financing activities:
Investment in NCM (See Note 5—Investments)	$76,101	$2,137	$26.315
Investment in AC JV, LLC. (See Note 5—Investments)	—	—	8,333
See Note 2—Acquisition for non-cash activities related to acquisition

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Class A Voting Common Stock		Class B Voting Common Stock
							Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Total Stockholders' Equity
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount
Balance December 31, 2012	—	$—	75,826,927	$758	$799,242	$—	$9,444	$(42,670)	$766,774
Net earnings	—	—	—	—	—	—	—	364,400	364,400
Other comprehensive income	—	—	—	—	—	—	14,760	—	14,760
Net proceeds from IPO	21,052,632	211	—	—	355,088	—	—	—	355,299
Stock-based compensation	360,172	3	—	—	6,480	—	—	—	6,483
Purchase shares for treasury	—	—	—	—	342	(588)	—	—	(246)

Balance December 31, 2013	21,412,804	214	75,826,927	758	1,161,152	(588)	24,204	321,730	1,507,470
Net earnings	—	—	—	—	—	—	—	64,080	64,080
Other comprehensive loss	—	—	—	—	—	—	(11,360)	—	(11,360)
Divdends declared	—	—	—	—	—	—	—	(58,729)	(58,729)
Tax benefit for dividend equivalents paid on RSUs	—	—	—	—	27	—	—	—	27
Stock-based compensation	11,035	—	—	—	11,293	—	—	—	11,293
Purchase shares for treasury	—	—	—	—	43	(92)	—	—	(49)

Balance December 31, 2014	21,423,839	214	75,826,927	758	1,172,515	(680)	12,844	327,081	1,512,732
Net earnings	—	—	—	—	—	—	—	103,856	103,856
Other comprehensive loss	—	—	—	—	—	—	(10,040)	—	(10,040)
Dividends declared	—	—	—	—	—	—	—	(78,548)	(78,548)
Tax benefit for dividend equivalents paid on RSUs and PSUs	—	—	—	—	268	—	—	—	268
RSUs surrendered to pay for payroll taxes	—	—	—	—	(107)	—	—	—	(107)
Stock-based compensation	15,312	—	—	—	10,480	—	—	—	10,480
Reclassification from temporary equity	5,939	—	—	—	62	—	—	—	62

Balance December 31, 2015	21,445,090	$214	75,826,927	$758	$1,183,218	$(680)	$2,804	$352,389	$1,538,703

See Notes to Consolidated Financial Statements

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

        AMC Entertainment Holdings, Inc. ("Holdings"), through its direct and indirect subsidiaries, including AMC Entertainment® Inc. ("AMCE"), American Multi-Cinema, Inc. ("OpCo") and its subsidiaries (collectively with Holdings, unless the context otherwise requires, the "Company" or "AMC"), is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres primarily located in the United States. Holdings is an indirect subsidiary of Dalian Wanda Group Co., Ltd. ("Wanda"), a Chinese private conglomerate.

        As of December 31, 2015, Wanda owned approximately 77.85% of Holdings' outstanding common stock and 91.34% of the combined voting power of Holdings' outstanding common stock and has the power to control Holdings' affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), entering into mergers, sales of substantially all of the Company's assets and other extraordinary transactions.

        Initial Public Offering of Holdings:    On December 23, 2013, Holdings completed its initial public offering ("IPO") of 18,421,053 shares of Class A common stock at a price of $18.00 per share. In connection with the IPO, the underwriters exercised in full their option to purchase an additional 2,631,579 shares of Class A common stock. As a result, the total IPO size was 21,052,632 shares of Class A common stock and the net proceeds to Holdings were approximately $355,299,000 after deducting underwriting discounts, commissions and offering expenses. The net IPO proceeds of approximately $355,299,000, were contributed by Holdings to AMCE.

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

        Principles of Consolidation:    The consolidated financial statements include the accounts of Holdings and all subsidiaries, as discussed above. All significant intercompany balances and transactions have been eliminated in consolidation. There are no noncontrolling (minority) interests in the Company's consolidated subsidiaries; consequently, all of its stockholders' equity, net earnings and comprehensive income for the periods presented are attributable to controlling interests. As of December 31, 2015, December 31, 2014, and December 31, 2013, the Company managed its business under one reportable segment called Theatrical Exhibition.

        Discontinued Operations:    The results of operations for the Company's discontinued operations have been eliminated from the Company's continuing operations and classified as discontinued operations for each period presented within the Company's Consolidated Statements of Operations.

        Revenues:    Revenues are recognized when admissions and food and beverage sales are received at the theatres and are reported net of sales tax. The Company defers 100% of the revenue associated with the sales of gift cards and packaged tickets until such time as the items are redeemed or income from non-redemption is recorded. The Company recognizes income from non-redeemed or partially redeemed gift cards using the Proportional Method where it applies a non-redemption rate for its five

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

gift card sales channels, which ranges from 13% to 21% of the current month sales, and the Company recognizes the total amount of income for that current month's sales as income over the next 24 months in proportion to the pattern of actual redemptions. The Company has determined its non-redeemed rates and redemption patterns using data accumulated over ten years on a company-wide basis. Income for non-redeemed packaged tickets continues to be recognized as the redemption of these items is determined to be remote, that is if a ticket has not been used within 18 months after being purchased. During the twelve months ended December 31, 2015, December 31, 2014, and December 31, 2013, the Company recognized $22,879,000, $21,347,000, and $19,510,000 of income, respectively, related to the derecognition of gift card liabilities, which was recorded in other theatre revenues in the Consolidated Statements of Operations. During the twelve months ended December 31, 2015, December 31, 2014, and December 31, 2013, the Company recognized $12,079,000, $11,710,000, and $0 of income, respectively, related to the derecognition of package ticket liabilities, which was recorded in other theatre revenues in the Consolidated Statements of Operations.

        Film Exhibition Costs:    Film exhibition costs are accrued based on the applicable box office receipts and estimates of the final settlement to the film licenses. Film exhibition costs include certain advertising costs. As of December 31, 2015 and December 31, 2014, the Company recorded film payables of $131,690,000 and $95,847,000, respectively, which are included in accounts payable in the accompanying Consolidated Balance Sheets.

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

        Customer Frequency Program:    On April 1, 2011, the Company launched AMC Stubs, a customer frequency program, which allows members to earn rewards, including $10 for each $100 spent, redeemable on future purchases at AMC locations. The portion of the admissions and food and beverage revenues attributed to the rewards is deferred as a reduction of admissions and food and beverage revenues and is allocated between admissions and food and beverage revenues based on expected member redemptions. Rewards must be redeemed no later than 90 days from the date of issuance. Upon redemption, deferred rewards are recognized as revenues along with associated cost of goods. Rewards not redeemed within 90 days are forfeited and recognized as admissions or food and beverage revenues. Progress rewards (member expenditures toward earned rewards) for expired membership are forfeited upon expiration of the membership and recognized as admissions or food and beverage revenues. The program's annual membership fee is deferred, net of estimated refunds, and is recognized ratably over the one-year membership period.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Advertising Costs:    The Company expenses advertising costs as incurred and does not have any direct-response advertising recorded as assets. Advertising costs were $10,316,000, $10,317,000, and $9,684,000 for the twelve months ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively, and are recorded in operating expense in the accompanying Consolidated Statements of Operations.

        Cash and Equivalents:    All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents.

        Intangible Assets:    Intangible assets are recorded at cost or fair value, in the case of intangible assets resulting from the acquisition of Holdings by Wanda on August 30, 2012 and other theatre acquisitions, and are comprised of amounts assigned to theatre leases acquired under favorable terms, management contracts, a contract with an equity method investee, and a non-compete agreement, each of which are being amortized on a straight-line basis over the estimated remaining useful lives of the assets, and trademark and trade names, which are considered indefinite lived intangible assets and therefore are not amortized but rather evaluated for impairment annually.

        The Company first assesses the qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not the fair vale of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. For the twelve months ended December 31, 2015, the Company recorded an intangible asset impairment charge of $839,000 related to a favorable lease for one theatre with six screens. There were no intangible asset impairment charges incurred during the twelve months ended December 31, 2014 and the twelve months ended December 31, 2013.

        Investments:    The Company accounts for its investments in non-consolidated entities using either the cost or equity methods of accounting as appropriate, and has recorded the investments within other long-term assets in its Consolidated Balance Sheets. Equity earnings and losses are recorded when the Company's ownership interest provides the Company with significant influence. The Company follows the guidance in ASC 323-30-35-3, which prescribes the use of the equity method for investments where the Company has significant influence. The Company classifies gains and losses on sales of and changes of interest in equity method investments within equity in earnings of non-consolidated entities or in separate line items on the face of the Consolidated Statements of Operations when material, and classifies gains and losses on sales of investments or impairments accounted for using the cost method in investment income. Gains and losses on cash sales are recorded using the weighted average cost of all interests in the investments. Gains and losses related to non-cash negative common unit adjustments are recorded using the weighted average cost of those units in NCM. See Note 5—Investments for further discussion of the Company's investments in NCM. As of December 31, 2015, the Company holds equity method investments comprised of a 17.66% interest in NCM, a joint venture that markets and sells cinema advertising and promotions; a 32% interest in AC JV, LLC ("AC JV"), a joint venture that owns Fathom Events offering alternative content for motion picture screens; a 29% interest in Digital Cinema Implementation Partners LLC ("DCIP"), a joint venture charged with implementing digital cinema in the Company's theatres; a 15.45% interest in Digital Cinema Distribution Coalition, LLC ("DCDC"), a satellite distribution network for feature films and other digital cinema content; a 50% ownership interest in two U.S. motion picture theatres and one IMAX screen; and a

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

50% ownership interest in Open Road Releasing, LLC, operator of Open Road Films, LLC ("Open Road Films"), a motion picture distribution and production company.

        The Company's investment in RealD Inc. is an available-for-sale marketable equity security and is carried at fair value (Level 1). Unrealized gains and losses on available-for-sale securities are included in the Company's Consolidated Balance Sheets as a component of accumulated other comprehensive loss. See Note 5—Investments for further discussion of the Company's investment in RealD Inc.

        Goodwill:    Goodwill represents the excess of purchase price over fair value of net tangible and identifiable intangible assets related to the acquisition of Holdings by Wanda on August 30, 2012 and subsequent theatre acquisitions. The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct an annual review of goodwill for impairment.

        The Company's recorded goodwill was $2,406,691,000 and $2,289,800,000 as of December 31, 2015 and December 31, 2014, respectively. The Company evaluates goodwill and its indefinite-lived trademark and trade names for impairment annually as of the beginning of the fourth quarter or more frequently as specific events or circumstances dictate. The Company's goodwill is recorded in its Theatrical Exhibition operating segment, which is also the reporting unit for purposes of evaluating recorded goodwill for impairment.

        The Company performed its annual impairment analysis during the fourth quarter of calendar 2015 and the fourth quarter of calendar 2014, and reached a determination that there was no goodwill or trademark and trade name impairment. According to ASC 350-20, the Company has an option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. During the fourth quarter of calendar 2015 and the fourth quarter of calendar 2014, the Company assessed qualitative factors and reached a determination that it is not more likely than not that the fair value of the Company's reporting unit is less than its carrying value, and therefore, no impairment charge was incurred.

        Other Long-term Assets:    Other long-term assets are comprised principally of investments in partnerships and joint ventures, costs incurred in connection with the issuance of debt securities, which are being amortized to interest expense using the effective interest rate method over the respective lives of the issuances, and capitalized computer software, which is amortized over the estimated useful life of the software. See Note 6—Supplemental Balance Sheet Information.

        Accounts Payable:    Under the Company's cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified within accounts payable in the balance sheet. The change in book overdrafts are reported as a component of operating cash flows for accounts payable as they do not represent bank overdrafts. The amount of these checks included in accounts payable as of December 31, 2015 and December 31, 2014 was $42,751,000 and $43,692,000, respectively.

        Leases:    The majority of the Company's operations are conducted in premises occupied under lease agreements with initial base terms ranging generally from 12 to 15 years, with certain leases containing options to extend the leases for up to an additional 20 years. The Company does not believe that exercise of the renewal options are reasonably assured at the inception of the lease agreements

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

and, therefore, considers the initial base term as the lease term. Lease terms vary but generally the leases provide for fixed and escalating rentals, contingent escalating rentals based on the Consumer Price Index not to exceed certain specified amounts and contingent rentals based on revenues.

        The Company records rent expense for its operating leases on a straight-line basis over the initial base lease term commencing with the date the Company has "control and access" to the leased premises, which is generally a date prior to the "lease commencement date" in the lease agreement. Rent expense related to any "rent holiday" is recorded as operating expense, until construction of the leased premises is complete and the premises are ready for their intended use. Rent charges upon completion of the leased premises subsequent to the date the premises are ready for their intended use are expensed as a component of rent expense.

        The Company often receives contributions from landlords for renovations at existing locations. The Company records the amounts received from landlords as deferred rent and amortizes the balance as a reduction to rent expense over the base term of the lease agreement.

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

        Occasionally, the Company is responsible for the construction of new leased theatres and for paying project costs that are in excess of an agreed upon amount to be reimbursed from the developer. ASC 840-40-05-5 requires the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period and therefore it is required to account for these projects as sale and leaseback transactions. As a result, the Company has recorded financing lease obligations for failed sale leaseback transactions of $74,898,000 and $80,645,000 in its Consolidated Balance Sheets related to these types of projects as of December 31, 2015 and December 31, 2014, respectively.

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

        Impairment of Long-lived Assets:    The Company reviews long-lived assets, including definite-lived intangibles, investments in non-consolidated equity method investees, marketable equity securities and internal use software for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be fully recoverable. The Company identifies impairments related to internal use software when management determines that the remaining carrying value of the software will not be realized through future use. The Company reviews internal management reports on a quarterly basis as well as monitors current and potential future competition in the markets where it operates for indicators of triggering events or circumstances that indicate potential impairment of individual theatre assets. The Company evaluates theatres using historical and projected data of theatre level cash flow as its primary indicator of potential impairment and considers the seasonality of its

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

business when making these evaluations. The Company performs its impairment analysis during the last quarter of the year. Under these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset group, an impairment loss is recognized in the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date for the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period unless it is probable existing renewal options will be exercised and may be less than the remaining lease period when the Company does not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows. The fair value of furniture, fixtures and equipment has been determined using similar asset sales, in some instances with the assistance of third party valuation studies and using management judgment.

        There is considerable management judgment necessary to determine the estimated future cash flows and fair values of the Company's theatres and other long-lived assets, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy, see Note 14—Fair Value Measurements.

        Impairment losses in the Consolidated Statements of Operations are included in the following captions:

(In thousands)	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013
Impairment of long-lived assets	$1,702	$3,149	$—
Investment expense (income)	—	—	1,370

Total impairment losses	$1,702	$3,149	$1,370

        During calendar 2015, the Company recognized an impairment loss of $1,702,000 on three theatres with 15 screens, which was related to property, net of $863,000, and intangible assets, net of $839,000. During calendar 2014, the Company recognized an impairment loss of $3,149,000 on 8 theatres with 94 screens, which was related to property, net. During calendar 2013, the Company recognized non-cash impairment losses of $1,370,000 related to a marketable equity security when it was determined that its decline in value was other than temporary.

        Foreign Currency Translation:    Operations outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average rates of exchange. The resultant translation adjustments are included in foreign currency translation adjustment, a separate component of accumulated other comprehensive income. Gains and losses from foreign currency transactions, except those intercompany transactions of a long-term investment nature, are included in net earnings. If the Company substantially liquidates its investment in a foreign entity, any

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

gain or loss on currency translation balance recorded in accumulated other comprehensive income is recognized as part of a gain or loss on disposition.

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

        Casualty Insurance:    The Company is self-insured for general liability up to $1,000,000 per occurrence and carries a $500,000 deductible limit per occurrence for workers compensation claims. The Company utilizes actuarial projections of its ultimate losses to calculate its reserves and expense. The actuarial method includes an allowance for adverse developments on known claims and an allowance for claims which have been incurred but which have not yet been reported. As of December 31, 2015 and December 31, 2014, the Company recorded casualty insurance reserves of $19,973,000 and $17,197,000, respectively, net of estimated insurance recoveries. The Company recorded expenses related to general liability and workers compensation claims of $18,487,000, $16,329,000, and $16,332,000 for the twelve months ended December 31, 2015, the twelve months ended December 31, 2014, and the twelve months ended December 31, 2013, respectively.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Other Expense (Income):    The following table sets forth the components of other expense (income):

(In thousands)	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013
Gain on redemption of 8.75% Senior Fixed Rate Notes due 2019	$—	$(8,386)	$—
Loss on modification of Senior Secured Credit Facility-Term Loan 2022	1,366	—	—
Gain on redemption and modification of Senior Secured Credit Facility-Term Loan 2020	—	—	(130)
Loss on redemption of 9.75% Senior Subordinated Notes due 2020	9,318	—	—
Business interruption insurance recoveries	—	—	(1,285)
Other expense	—	42	—

Other expense (income)	$10,684	$(8,344)	$(1,415)

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

        New Accounting Pronouncements:    In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases, which is intended to improve financial reporting about leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on the its consolidated financial position, results of operations or cash flows.

        In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740)—Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). The standard amends the current requirement for entities to present deferred tax assets and liabilities as current and noncurrent in a consolidated balance sheet by jurisdiction. Instead, entities will be required to classify all deferred tax assets and

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

liabilities as noncurrent by jurisdiction. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. The Company elected to early adopt this pronouncement retrospectively, as permitted. As such, certain prior period amounts have been reclassified to conform to the current period presentation. In the Consolidated Balance Sheet as of December 31, 2014, the Company reclassified the current deferred tax asset of $107,938,000 to long-term deferred tax asset.

        In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805)—Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). The standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 eliminates the requirement to retrospectively account for those adjustments. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company elected to early adopt this pronouncement and the adoption did not impact the Company's consolidated financial position, results of operations or cash flows.

        In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standard. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company will adopt ASU 2015-03 as of the beginning of 2016 and will change the presentation of the debt issuance costs for its term loan and senior subordinated notes by reclassifying the amounts from other long-term assets to corporate borrowings in the Consolidated Balance Sheets.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. On July 9, 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. The new standard is effective for the Company on January 1, 2018. Companies may elect to adopt this application as of the original effective date for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures and has not yet selected a transition method.

        In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, ("ASU 2014-08"). This amendment changes the requirements for reporting discontinued operations and includes enhanced disclosures about discontinued operations. Under the amendment, only those disposals of components of an entity that represent a strategic shift that has a major effect on an entity's operations and financial results will be reported as discontinued operations in the financial statements. ASU 2014-08 was effective prospectively for annual periods beginning on or after December 15, 2014, and interim reporting periods within those years. Early adoption was permitted. The Company adopted ASU 2014-08 as of the beginning of 2015 and the adoption did not impact the Company's consolidated financial position, results of operations or cash flows.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 2—ACQUISITION

        In December 2015, the Company completed the acquisition of SMH Theatres, Inc. ("Starplex Cinemas") for cash. The purchase price for Starplex Cinemas was $172,853,000, net of cash acquired, and is subject to working capital and other purchase price adjustments as described in the stock purchase agreement. Starplex Cinemas operates 33 theatres with 346 screens in small and mid-size markets in 12 states, which further complements the Company's large market portfolio. The Company expects to realize synergies and cost savings related to this acquisition as a result of purchasing and procurement economies of scale and general and administrative expense savings, particularly with respect to the consolidation of corporate related functions and elimination of redundancies.

        The acquisition is being treated as a purchase in accordance with Accounting Standards Codification, ("ASC") 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management's judgment after evaluating several factors, including bid prices from potential buyers and a preliminary valuation assessment. The allocation of purchase price is preliminary and subject to changes as an appraisal of both tangible and intangible assets and liabilities is finalized, working capital and other purchase price adjustments are completed and additional information regarding the tax bases of assets and liabilities becomes available. The following is a summary of a preliminary allocation of the purchase price:

(In thousands)	Total
Cash	$2,119
Receivables	2,001
Other current assets	4,806
Property(1)	50,810
Intangible assets(2)	21,080
Goodwill(3)	116,891
Other long-term assets	290
Accounts payable	(4,211)
Accrued expenses and other liabilities	(4,689)
Deferred revenues and income	(2,295)
Deferred tax liability	(10,610)
Other long-term liabilities(4)	(1,220)

Total estimated purchase price	$174,972

(1)
Amounts recorded for property includes land, buildings, leasehold improvements, furniture, fixtures and equipment.

(2)
Amounts recorded for intangible assets includes favorable leases, a non-compete agreement and trade name.

(3)
Amounts recorded for goodwill are generally not expected to be deductible for tax purposes.

(4)
Amounts recorded for other long-term liabilities consist of an unfavorable lease.

        The fair value measurement of tangible and intangible assets and liabilities were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows, appraisals, and market comparables.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 2—ACQUISITION (Continued)

        During the twelve months ended December 31, 2015, the Company incurred acquisition-related costs for Starplex Cinemas of approximately $1,534,000, which were included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations. The Company's operating results for the twelve months ended December 31, 2015 were not materially impacted by this acquisition.

        In connection with the acquisition of Starplex Cinemas, the Company classified two Starplex Cinemas theatres with 22 screens as held for sale during the twelve months ended December 31, 2015, that were divested in January 2016 as required by the Antitrust Division of the United States Department of Justice. Assets held for sale of approximately $5,390,000 were classified as other current assets in the Company's Consolidated Balance Sheets.

NOTE 3—PROPERTY

        A summary of property is as follows:

(In thousands)	December 31, 2015	December 31, 2014
Property owned:
Land	$47,899	$45,448
Buildings and improvements	217,885	211,947
Leasehold improvements	775,322	627,259
Furniture, fixtures and equipment	929,543	745,280

	1,970,649	1,629,934
Less: accumulated depreciation and amortization	578,687	394,008

	1,391,962	1,235,926

Property leased under capital leases:
Building and improvements	14,381	14,381
Less: accumulated depreciation and amortization	4,415	3,077

	9,966	11,304

	$1,401,928	$1,247,230

        Property is recorded at cost or fair value, in the case of property resulting from acquisitions. The Company uses the straight-line method in computing depreciation and amortization for financial reporting purposes. The estimated useful lives for leasehold improvements reflect the shorter of the expected useful lives of the assets or the base terms of the corresponding lease agreements plus renewal options expected to be exercised for these leases for assets placed in service subsequent to the lease inception. The estimated useful lives are as follows:

Buildings and improvements	5 to 40 years
Leasehold improvements	1 to 20 years
Furniture, fixtures and equipment	1 to 10 years

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 3—PROPERTY (Continued)

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

        Depreciation expense was $210,326,000, $194,930,000, and $176,998,000 for the twelve months ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively.

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

        Activity of goodwill is presented below:

(In thousands)	Total
Balance as of December 31, 2013	$2,289,800

Balance as of December 31, 2014	2,289,800

Acquisition of Starplex Cinemas	116,891

Balance as of December 31, 2015	$2,406,691

        Detail of other intangible assets is presented below:

		December 31, 2015		December 31, 2014
(In thousands)	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Favorable leases	3 to 43 years	$122,831	$(20,592)	$112,251	$(13,781)
Management contracts	2 to 5 years	4,540	(2,399)	4,540	(1,676)
Non-compete agreement	5 year	2,300	—	3,800	(2,951)
NCM tax receivable agreement	21 years	20,900	(2,804)	20,900	(1,968)

Total, amortizable		$150,571	$(25,795)	$141,491	$(20,376)

Unamortized Intangible Assets:
AMC trademark		$104,400		$104,400
Starplex trade name		8,200		—

Total, unamortizable		$112,600		$104,400

        Amortization expense associated with the intangible assets noted above is as follows:

(In thousands)	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013
Recorded amortization	$8,380	$8,804	$9,011

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Estimated annual amortization for the next five calendar years for intangible assets is projected below:

(In thousands)	2016	2017	2018	2019	2020
Projected annual amortization	$8,738	$8,621	$8,352	$7,177	$7,000

        Additional information for Starplex Cinemas intangible assets acquired on December 16, 2015 is presented below:

(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount
Acquired Intangible Assets:
Amortizable Intangible Assets:
Favorable leases	18 years	$10,580
Non-compete agreement	5 years	2,300

Total, amortizable	15.7 years	$12,880

Unamortizable Intangible Assets:
Starplex Cinemas trade name		$8,200

NOTE 5—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the Consolidated Balance Sheets in other long-term assets. Investments in non-consolidated affiliates as of December 31, 2015, include interests in NCM of 17.66%, DCIP of 29%, DCDC of 15.45%, Open Road Films of 50%, and AC JV, owner of Fathom Events, of 32%. The Company also has partnership interests in two U.S. motion picture theatres and one IMAX screen of 50% ("Theatre Partnerships"). Indebtedness held by equity method investees is non-recourse to the Company.

        At December 31, 2015, the Company's recorded investments are less than its proportional ownership of the underlying equity in these entities by approximately $16,876,000, excluding NCM and Open Road Films.

        Amounts payable to Theatre Partnerships were $2,897,000 and $6,194,000 as of December 31, 2015 and December 31, 2014, respectively.

RealD Inc. Common Stock

        The Company holds an investment in RealD Inc. common stock, which is accounted for as an equity security, available for sale, and is recorded in the Consolidated Balance Sheets in other long-term assets at fair value (Level 1). Under its RealD Inc. motion picture license agreement, the Company received a ten-year option to purchase 1,222,780 shares of RealD Inc. common stock at approximately $0.00667 per share. The stock options vested in 3 tranches upon the achievement of screen installation targets and were valued at the underlying stock price at the date of vesting. At the

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 5—INVESTMENTS (Continued)

dates of exercise, the fair value of the RealD Inc. common stock was recorded in other long-term assets with an offsetting entry recorded to other long-term liabilities as a deferred lease incentive. The unamortized deferred lease incentive is being amortized on a straight-line basis over the remaining contract life of approximately 5 years as of December 31, 2015, to reduce RealD license expense recorded in the consolidated statements of operations under operating expense. As of December 31, 2015, the unamortized deferred lease incentive balance included in other long-term liabilities was $13,408,000. Fair value adjustments for RealD Inc. common stock are recorded to other long-term assets with an offsetting entry to accumulated other comprehensive income.

NCM Transactions

        On March 29, 2005, the Company along with Regal combined their screen advertising operations to form NCM. On July 15, 2005, Cinemark joined the NCM joint venture by contributing its screen advertising business. The Company, Regal and Cinemark are the "Founding Members" of NCM. On February 13, 2007, National CineMedia, Inc. ("NCM, Inc."), a newly formed entity that now serves as the sole manager of NCM, closed its initial public offering, or IPO, of 42,000,000 shares of its common stock at a price of $21.00 per share.

        As of December 31, 2015, the Company owns a 17.66% interest in NCM. As a Founding Member, the Company has the ability to exercise significant influence over the governance of NCM, and, accordingly accounts for its investment following the equity method. All of the Company's NCM membership units are redeemable for, at the option of NCM, Inc., cash or shares of common stock of NCM, Inc. on a share-for-share basis. In December 2015, the Company elected to exchange 200,000 NCM membership units for 200,000 common shares of NCM, Inc. No gain or loss was recorded on the exchange and the common stock investment in NCM, Inc. follows the equity method of accounting. The fair value of the 23,862,988 units in National CineMedia, LLC and the 200,000 shares of NCM, Inc. was approximately $378,030,000 based on a price for shares of NCM, Inc. on December 31, 2015 of $15.71 per share.

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

        In March 2013, the Company received 1,728,988 common membership units of NCM from the annual Common Unit Adjustment, primarily due to the increase in screens from the Rave theatre acquisitions in December 2012. The Company recorded the additional units received at a fair value of $26,315,000, based on a price for shares of NCM, Inc. on March 14, 2013, of $15.22 per share, and as a

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 5—INVESTMENTS (Continued)

new investment (Tranche 2 Investment), with an offsetting adjustment to the Exhibitor Services Agreement to be amortized to revenues over the remaining term of the ESA following the units-of-revenue method. The Rave theatre screens were under a contract with another screen advertising provider and the Company will continue to receive its share of the advertising revenues. During the remainder of the Rave screen contract, the Company will pay a screen integration fee to NCM in an amount that approximates the EBITDA that NCM would have generated if it had been able to sell advertising on the Rave theatre screens. In March 2014, the Company received 141,731 membership units recorded at a fair value of $2,137,000 ($15.08 per unit), in March 2015, the Company received 469,163 membership units recorded at a fair value of $6,812,000 ($14.52 per unit), and in December 2015, the Company received 4,399,324 membership units recorded at a fair value of $69,289,000 ($15.75 per unit), primarily due to the increase in screens from the Starplex Cinemas acquisition in December 2015.

        The NCM, Inc. IPO and related transactions have the effect of reducing the amounts NCM, Inc. would otherwise pay in the future to various tax authorities as a result of an increase in its proportionate share of tax basis in NCM's tangible and intangible assets. On the IPO date, NCM, Inc. and the Founding Members entered into a tax receivable agreement. Under the terms of this agreement, NCM, Inc. will make cash payments to the Founding Members in amounts equal to 90% of NCM, Inc.'s actual tax benefit realized from the tax amortization of the NCM intangible assets. For purposes of the tax receivable agreement, cash savings in income and franchise tax will be computed by comparing NCM, Inc.'s actual income and franchise tax liability to the amount of such taxes that NCM, Inc. would have been required to pay had there been no increase in NCM, Inc.'s proportionate share of tax basis in NCM's tangible and intangible assets and had the tax receivable agreement not been entered into. The tax receivable agreement shall generally apply to NCM, Inc.'s taxable years up to and including the 30th anniversary date of the NCM, Inc. IPO and related transactions. As a result of Wanda acquiring Holdings on August 30, 2012, the Company recorded an intangible asset of $20,900,000 as the fair value of the tax receivable agreement. The tax receivable agreement intangible asset is amortized on a straight-line basis against investment income over the remaining life of the ESA. Cash receipts from NCM, Inc. for the tax receivable agreement are recorded to the investment expense (income) account.

        During the twelve months ended December 31, 2015, the twelve months ended December 31, 2014, and the twelve months ended December 31, 2013, payments received of $6,555,000, $8,730,000, $3,677,000, related to the NCM tax receivable agreement were recorded in investment expense (income), net of related amortization, respectively, for the NCM tax receivable agreement intangible asset.

        The Company's recorded investment in NCM exceeds its proportional ownership in the equity of NCM by approximately $732,788,000 as of December 31, 2015.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 5—INVESTMENTS (Continued)

        The Company recorded the following related party transactions with NCM:

(In thousands)	December 31, 2015	December 31, 2014
Due from NCM for on-screen advertising revenue	$2,406	$2,072
Due to NCM for Exhibitor Services Agreement	1,226	1,784
Promissory note payable to NCM	5,555	6,944

(In thousands)	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013
Other theatre revenues:
Net NCM screen advertising revenues	$35,893	$34,523	$33,790
Operating expense:
NCM beverage advertising expense	8,256	12,226	13,809

        DCIP Transactions.    The Company will make capital contributions to DCIP for projector and installation costs in excess of an agreed upon cap ($68,000 per system for digital conversions and as of December 31, 2015, $39,000 for new build locations). The Company pays equipment rent monthly and records the equipment rental expense on a straight-line basis over 12 years.

        The Company recorded the following related party transactions with DCIP:

(In thousands)	December 31, 2015	December 31, 2014
Due from DCIP for equipment and warranty purchases	$1,460	$1,048
Deferred rent liability for digital projectors	8,725	9,031

(In thousands)	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013
Operating expense:
Digital equipment rental expense	$4,963	$6,639	$11,077
Warranty reimbursements from DCIP	5,241	3,651	2,166

        Open Road Films Transactions.    Open Road Films was launched by the Company and Regal in March 2011, as an acquisition-based domestic theatrical distribution company that concentrates on wide-release movies. Open Road titles are also distributed in the pay-TV and home entertainment markets. The Company has a remaining commitment to invest up to an additional $10,000,000, in the event additional capital is required.

        For the twelve months ended December 31, 2015, the Company suspended equity method accounting for its investment in Open Road Films when the negative investment in Open Road Films reached the Company's capital commitment of $10,000,000. The Company's share of cumulative losses from Open Road Films in excess of the Company's capital commitment was $14,422,000 as of

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 5—INVESTMENTS (Continued)

December 31, 2015. The Company's recorded investment in Open Road Films exceeds its proportional ownership in the equity of Open Road Films by approximately $19,840,000 as of December 31, 2015.

        The Company recorded the following related party transactions with Open Road Films:

(In thousands)	December 31, 2015	December 31, 2014
Due from Open Road Films	$2,472	$2,560
Film rent payable to Open Road Films	1,061	709

(In thousands)	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013
Film exhibition costs:
Gross exhibition cost on Open Road Films	$6,380	$13,300	$12,700

AC JV Transactions

        On December 26, 2013, the Company amended and restated its existing Exhibitor Services Agreement ("ESA") with NCM in connection with the spin-off by NCM of its Fathom Events business to AC JV, a newly-formed company owned 32% by each of the Founding Members and 4% by NCM. In consideration for the spin-off, NCM received a total of $25,000,000 in promissory notes from its Founding Members (approximately $8,333,000 from each Founding Member). Interest on the promissory note is at a fixed rate of 5% per annum, compounded annually. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. Cinemark and Regal also amended and restated their respective ESAs with NCM in connection with the spin-off. The ESAs were modified to remove those provisions addressing the rights and obligations related to digital programing services of the Fathom Events business. Those provisions are now contained in the Amended and Restated Digital Programming Exhibitor Services Agreements (the "Digital ESAs") that were entered into on December 26, 2013 by NCM and each of the Founding Members. These Digital ESAs were then assigned by NCM to AC JV as part of the Fathom spin-off. There were no significant operations from the closing date until December 31, 2013.

        The Company recorded the following related party transactions with AC JV:

(In thousands)	December 31, 2015	December 31, 2014
Due to AC JV for Fathom Events programming	$445	$333

(In thousands)	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013
Film exhibition costs:
Gross exhibition cost on Fathom Events programming	$8,511	$6,898	$—

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 5—INVESTMENTS (Continued)

Summary Financial Information

        Investments in non-consolidated affiliates accounted for under the equity method as of December 31, 2015, include interests in NCM, DCIP, Open Road Films, AC JV, DCDC, two U.S. motion picture theatres and one IMAX screen, and other immaterial investments.

        Condensed financial information of the Company's non-consolidated equity method investments is shown below and amounts are presented under GAAP for the periods of ownership by the Company:

	December 31, 2015
(In thousands)	NCM	DCIP	Open Road	AC JV	Other	Total
Current assets	$159,500	$48,833	$48,954	$9,967	$9,083	$276,337
Noncurrent assets	623,100	955,924	52,359	21,502	29,470	1,682,355
Total assets	782,600	1,004,757	101,313	31,469	38,553	1,958,692
Current liabilities	113,100	32,533	65,076	3,802	4,867	219,378
Noncurrent liabilities	936,000	642,659	95,916	—	—	1,674,575
Total liabilities	1,049,100	675,192	160,992	3,802	4,867	1,893,953
Stockholders' equity (deficit)	(266,500)	329,565	(59,679)	27,667	33,686	64,739
Liabilities and stockholders' equity (deficit)	782,600	1,004,757	101,313	31,469	38,553	1,958,692

The Company's recorded investment(1)	$327,471	$85,710	$(10,000)	$5,605	$10,886	$419,672

	December 31, 2014
(In thousands)	NCM	DCIP	Open Road	AC JV	Other	Total
Current assets	$134,900	$53,229	$44,498	$10,993	$11,649	$255,269
Noncurrent assets	546,200	1,044,417	12,260	22,948	25,296	1,651,121
Total assets	681,100	1,097,646	56,758	33,941	36,945	1,906,390
Current liabilities	106,500	24,036	41,080	4,238	3,538	179,392
Noncurrent liabilities	892,000	821,282	45,582	—	—	1,758,864
Total liabilities	998,500	845,318	86,662	4,238	3,538	1,938,256
Stockholders' equity (deficit)	(317,400)	252,328	(29,904)	29,703	33,407	(31,866)
Liabilities and stockholders' equity (deficit)	681,100	1,097,646	56,758	33,941	36,945	1,906,390

The Company's recorded investment(1)	$265,839	$62,236	$(9,570)	$6,255	$7,680	$332,440

(1)
Certain differences in the Company's recorded investments, and its proportional ownership share resulting from the acquisition of Holdings by Wanda on August 30, 2012, where the investments were recorded at fair value, are amortized to equity in (earnings) losses of non-consolidated entities over the estimated useful lives of the underlying assets and liabilities. Other non-amortizing differences are considered to represent goodwill and are evaluated for impairment annually.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 5—INVESTMENTS (Continued)

        Condensed financial information of the Company's non-consolidated equity method investments is shown below and amounts are presented under GAAP for the periods of ownership by the Company:

	12 Months Ended December 31, 2015
(In thousands)	NCM	DCIP	Open Road	AC JV	Other	Total
Revenues	$446,500	$172,256	$119,227	$53,371	$30,637	$821,991
Operating costs and expenses	359,000	93,001	149,002	50,600	27,634	679,237

Net earnings (loss)	$87,500	$79,255	$(29,775)	$2,771	$3,003	$142,754

	12 Months Ended December 31, 2014
(In thousands)	NCM	DCIP	Open Road	AC JV	Other	Total
Revenues	$394,000	$170,724	$175,374	$42,102	$26,887	$809,087
Operating costs and expenses	297,700	109,430	190,602	37,669	26,072	661,473

Net earnings (loss)	$96,300	$61,294	$(15,228)	$4,433	$815	$147,614

	12 Months Ended December 31, 2013
(In thousands)	NCM	DCIP	Open Road	AC JV	Other	Total
Revenues	$462,800	$182,659	$140,350	$—	$18,517	$804,326
Operating costs and expenses	299,900	133,700	130,628	—	18,546	582,774

Net earnings (loss)	$162,900	$48,959	$9,722	$—	$(29)	$221,552

        The components of the Company's recorded equity in earnings (losses) of non-consolidated entities are as follows:

(In thousands)	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013
National CineMedia, LLC	$11,194	$11,311	$23,196
Digital Cinema Implementation Partners, LLC	24,522	20,929	18,660
Open Road Releasing, LLC	(430)	(7,650)	4,861
AC JV, LLC	950	1,470	—
Other	895	555	718

The Company's recorded equity in earnings	$37,131	$26,615	$47,435

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 5—INVESTMENTS (Continued)

        The Company recorded the following changes in the carrying amount of its investment in NCM and equity in earnings of NCM during the twelve months ended December 31, 2015, December 31, 2014, and December 31, 2013:

(In thousands)	Investment in NCM(1)	Exhibitor Services Agreement(2)	Other Comprehensive (Income)	Cash Received	Equity in (Earnings) Losses	Advertising (Revenue)
Ending balance at December 31, 2012	$245,047	$(318,154)	$(797)

Receipt of common units	26,315	(26,315)	—	$—	$—	$—
Receipt of excess cash distributions	(27,453)	—	—	27,453	—	—
Amortization of ESA	—	14,556	—	—	—	(14,556)
Unrealized gain from cash flow hedge	1,485	—	(1,485)	—	—	—
Adjust carrying value of AC JV, LLC(3)	3,817	—	—	—	—	—
Change in interest gain(4)	5,012	—	—	—	(5,012)	—
Equity in earnings(5)	21,149	—	—	—	(21,149)	—
Equity in loss from amortization of basis difference(6)	(2,965)	—	—	—	2,965	—

Ending balance at December 31, 2013	$272,407	$(329,913)	$(2,282)	$27,453	$(23,196)	$(14,556)

Receipt of common units	2,137	(2,137)	—	—	—	—
Receipt of excess cash distributions	(21,514)	—	—	21,514	—	—
Amortization of ESA	—	15,235	—	—	—	(15,235)
Unrealized gain from cash flow hedge	1,498	—	(1,498)	—	—	—
Equity in earnings(5)	14,446	—	—	—	(14,446)	—
Equity in loss from amortization of basis difference(6)	(3,135)	—	—	—	3,135	—

Ending balance at December 31, 2014	$265,839	$(316,815)	$(3,780)	$21,514	$(11,311)	$(15,235)

Receipt of common units	76,101	(76,101)	—	—	—	—
Exchange of common units	(3,156)	—	—	—	—	—
Receipt of excess cash distributions	(22,741)	—	—	22,741	—	—
Amortization of ESA	—	15,317	—	—	—	(15,317)
Unrealized gain from cash flow hedge	234	—	(234)	—	—	—
Equity in earnings(5)	14,435	—	—	—	(14,435)	—
Equity in loss from amortization of basis difference(6)	(3,241)	—	—	—	3,241	—

Ending balance at December 31, 2015	$327,471	$(377,599)	$(4,014)	$22,741	$(11,194)	$(15,317)

(1)
The following table represents AMC's investment in common membership units including units received under the Common Unit Adjustment Agreement dated as of February 13, 2007:

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 5—INVESTMENTS (Continued)

	Common Membership Units
	Tranche 1	Tranche 2(a)
Beginning balance at December 31, 2012	17,323,782	—
Additional units received in March 2013	—	1,728,988
Additional units received in March 2014	—	141,731
Additional units received in March 2015	—	469,163
Additional units received in December 2015	—	4,399,324
Units exchanged for NCM, Inc. shares in December 2015	—	(200,000)

Ending balance at December 31, 2015	17,323,782	6,539,206

(a)
The additional units received in March 2013, March 2014, March 2015, and December 2015 were measured at fair value (Level 1) using NCM, Inc.'s stock price of $15.22, $15.08, $14.52, and $15.75 respectively.
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

(5)
Represents equity in earnings on both Tranche 1 and Tranche 2 Investments.

(6)
Certain differences between the Company's carrying value and the Company's share of NCM's membership equity have been identified and are amortized to equity in (earnings) losses in non-consolidated entities over the respective lives of the assets and liabilities.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 6—SUPPLEMENTAL BALANCE SHEET INFORMATION

        Other assets and liabilities consist of the following:

(In thousands)	December 31, 2015	December 31, 2014
Other current assets:
Prepaid rent	$41,805	$39,021
Income taxes receivable	570	3,029
Prepaid insurance and other	17,810	16,512
Merchandise inventory	13,992	10,516
Assets held for sale	5,390	—
Other	18,041	15,265

	$97,608	$84,343

Other long-term assets:
Investments in real estate	$10,309	$11,300
Deferred financing costs	31,453	13,129
Investments in equity method investees	419,672	332,440
Computer software	41,378	38,619
Investment in RealD Inc. common stock	12,900	14,429
Other	7,813	7,687

	$523,525	$417,604

Accrued expenses and other liabilities:
Taxes other than income	$53,924	$47,988
Interest	12,050	13,649
Payroll and vacation	12,934	10,901
Current portion of casualty claims and premiums	8,591	9,211
Accrued bonus	19,584	16,771
Theatre and other closure	7,537	7,709
Accrued licensing and percentage rent	20,763	14,399
Current portion of pension and other benefits liabilities	152	781
Other	23,129	14,853

	$158,664	$136,262

Other long-term liabilities:
Unfavorable lease obligations	$140,440	$165,073
Deferred rent	206,265	120,184
Pension and other benefits	42,196	48,436
RealD deferred lease incentive	13,408	16,047
Casualty claims and premiums	13,194	10,327
Theatre and other closure	35,436	45,126
Other	11,687	14,524

	$462,626	$419,717

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 7—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS

        A summary of the carrying value of corporate borrowings and capital and financing lease obligations is as follows:

(In thousands)	December 31, 2015	December 31, 2014
Senior Secured Credit Facility-Term Loan due 2022 (4.0% as of December 31, 2015)	$879,006	$—
Senior Secured Credit Facility-Term Loan due 2020	—	760,018
Senior Secured Credit Facility-Revolving Credit Facility due 2020 (2.8445% as of December 31, 2015)	75,000	—
5% Promissory Note payable to NCM due 2019	5,555	6,944
9.75% Senior Subordinated Notes due 2020	—	649,043
5.875% Senior Subordinated Notes due 2022	375,000	375,000
5.75% Senior Subordinated Notes due 2025	600,000	—
Capital and financing lease obligations, 6.0% - 11.5%	101,864	109,258

	2,036,425	1,900,263
Less: current maturities	(18,786)	(23,598)

	$2,017,639	$1,876,665

        The carrying amount of the Term Loan due 2022 includes unamortized net discount of $1,619,000 as of December 31, 2015.

        Minimum annual payments required under existing capital and financing lease obligations (net present value thereof) and maturities of corporate borrowings as of December 31, 2015 are as follows:

	Capital and Financing Lease Obligations
				Principal Amount of Corporate Borrowings
(In thousands)	Minimum Lease Payments	Less Interest	Principal		Total
2016	$17,082	$8,491	$8,591	$10,195	$18,786
2017	17,090	7,680	9,410	10,195	19,605
2018	17,193	6,783	10,410	10,195	20,605
2019	15,530	5,852	9,678	10,195	19,873
2020	15,559	4,916	10,643	83,806	94,449
Thereafter	65,482	12,350	53,132	1,811,594	1,864,726

Total	$147,936	$46,072	$101,864	$1,936,180	$2,038,044

AMCE's Senior Secured Credit Facility

        The Senior Secured Credit Facility is with a syndicate of banks and other financial institutions. The Senior Secured Credit Facility also provides for a Revolving Credit Facility, including a borrowing capacity which is available for letters of credit and for swingline borrowings on same-day notice.

        Senior Secured Credit Facility.    On April 30, 2013, AMCE entered into a $925,000,000 Senior Secured Credit Facility pursuant to which AMCE borrowed term loans and used the proceeds to fund

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 7—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

the redemption of the former Senior Secured Credit Facility term loans. The Senior Secured Credit Facility was comprised of a $150,000,000 Revolving Credit Facility, which matured on April 30, 2018 (the "Revolving Credit Facility"), and a $775,000,000 term loan, which matured on April 30, 2020 (the "Term Loan due 2020"). The Term Loan due 2020 required repayments of principal of 0.25% of the original principal amount, or $1,937,500, per quarter, with the remaining principal payable upon maturity. The term loan was issued at a 0.25% discount, which was amortized to interest expense over the term of the loan. AMCE capitalized deferred financing costs of approximately $6,909,000 related to the issuance of the Revolving Credit Facility and approximately $2,217,000 related to the issuance of the Term Loan due 2020. Concurrently with the Term Loan due 2020 borrowings on April 30, 2013, AMCE redeemed all of the outstanding former Senior Secured Credit Facility at a redemption price of 100% of the outstanding aggregate principal balance of $760,338,000, plus accrued and unpaid interest. The Company recorded a net gain of approximately $130,000 in other expense (income), which consisted of a premium write-off, partially offset by the third-party costs incurred in connection with the repurchase due to the former Senior Secured Credit Facility term loans, during the twelve months ended December 31, 2013.

        First Amendment.    On December 11, 2015, AMCE entered into a first amendment to its Senior Secured Credit Agreement dated April 30, 2013 ("First Amendment"). The First Amendment provides for the incurrence of $125,000,000 incremental term loans ("Incremental Term Loan"). In addition, the First Amendment, among other things, (a) extends the maturity date with respect to (i) the existing Term Loan due 2020 and the Incremental Term Loan (together "Term Loan due 2022") to December 15, 2022 and (ii) the Revolving Credit Facility from April 30, 2018 to December 15, 2020 and (b) increases the applicable margin for the Term Loan due 2022 from 1.75% with respect to base rate borrowings to 2.25% and 2.75% with respect to LIBOR borrowings to 3.25%. AMCE capitalized additional deferred financing costs of approximately $6,545,000 related to the modification of the Revolving Credit Facility and approximately $3,329,000 related to the modification of the term loans under the Senior Secured Credit Facility. The proceeds of the Incremental Term Loan were used by AMCE to pay expenses related to the First Amendment transactions and the Starplex Cinemas acquisition. The Company recorded a loss of approximately $1,366,000 in other expense (income) during the twelve months ended December 31, 2015, which consisted of third-party costs, deferred financing costs, and discount write-off incurred in connection with the modification of the Senior Secured Credit Facility. At December 31, 2015, the aggregate principal balance of the Term Loan due 2022 was $880,625,000 and borrowings under the Revolving Credit Facility were $75,000,000. As of December 31, 2015, AMCE had approximately $62,059,000 available for borrowing, net of letters of credit, under its Revolving Credit Facility.

        Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at the Company's option, either a base rate or LIBOR. The minimum rate for base rate borrowings is 1.75% and the minimum rate for LIBOR-based borrowings is 0.75%. The applicable margin for the Term loan due 2022 is 2.25% for base rate borrowings and 3.25% for LIBOR based loans. The applicable margin for the Revolving Credit Facility ranges from 1.25% to 1.5% for base rate borrowings and from 2.25% to 2.5% for LIBOR based borrowings. The Revolving Credit Facility also provides for an unused commitment fee of 0.50% per annum and for letter of credit fees of up to 0.25% per annum plus the applicable margin for LIBOR-based borrowings on the undrawn amount of

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 7—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

the letter of credit. The applicable rate for borrowings under the Term Loan due 2022 at December 31, 2015 was 4.0% based on LIBOR (3.25% margin plus 0.75% minimum LIBOR rate). Prior to redemption, the applicable rate for borrowings under the Term Loan due 2020 at December 10, 2015 was 3.5% based on LIBOR (2.75% margin plus 0.75% minimum LIBOR rate). The Term Loan due 2022 requires repayments of principal of 0.25% of the original principal amount, or $2,201,500 per quarter, with any remaining balance due on December 15, 2022. AMCE may voluntarily repay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, other than customary "breakage" costs with respect to LIBOR loans.

        The Senior Secured Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of AMCE and its subsidiaries, to sell assets; incur additional indebtedness; prepay other indebtedness (including the notes); pay dividends and distributions or repurchase their capital stock; create liens on assets; make investments; make acquisitions; engage in mergers or consolidations; engage in transactions with affiliates; amend constituent documents and material agreements governing subordinated indebtedness, including the 5.875% Senior Subordinated Notes due 2022 and the 5.75% Senior Subordinated Notes due 2025; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. In addition, the Senior Secured Credit Facility requires AMCE and its subsidiaries to maintain, on the last day of each fiscal quarter, a net senior secured leverage ratio, as defined in the Senior Secured Credit Facility, of no more than 3.25 to 1 as long as the commitments under the Revolving Credit Facility remain outstanding. The Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of (i) a change in control, as defined in the Senior Secured Credit Facility, (ii) defaults under other indebtedness of AMCE, any guarantor or any significant subsidiary having a principal amount of $25,000,000 or more, and (iii) one or more uninsured judgments against the AMCE, any guarantor, or any significant subsidiary for an aggregate amount exceeding $25,000,000 with respect to which enforcement proceedings are brought or a stay of enforcement is not in effect for any period of 60 consecutive days.

        All obligations under the Senior Secured Credit Facility are guaranteed by each of AMCE's wholly-owned domestic subsidiaries. All obligations under the Senior Secured Credit Facility, and the guarantees of those obligations (as well as cash management obligations), are secured by substantially all of AMCE's assets as well as those of each subsidiary guarantor. Holdings is not a party to the Senior Secured Credit Agreement and is not a guarantor of the obligations thereunder.

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

        On January 15, 2014, AMCE launched a cash tender offer and consent solicitation for any and all of its outstanding Notes due 2019 at a purchase price of $1,038.75 plus a $30.00 consent fee for each

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 7—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

$1,000 principal amount of Notes due 2019 validly tendered and accepted by AMCE on or before the consent payment deadline on January 29, 2014 (the "Consent Date"). Holders of $463,950,000, or approximately 77.33%, of the Notes due 2019 validly tendered (or defective tender waived by AMCE) and did not withdraw their Notes due 2019 prior to the expiration of the Consent Date. An additional $14,000 of Notes due 2019 was tendered from the Consent Date to the expiration date of the tender offer. The consents received exceeded the amount needed to approve the proposed amendments to the indenture under which the Notes due 2019 were issued.

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

        The Company recorded a gain on extinguishment related to the cash tender offer and redemption of the Notes due 2019 of approximately $8,544,000 in other expense (income), partially offset by other expenses of $158,000 during the twelve months ended December 31, 2014.

AMCE's Notes Due 2020

        On December 15, 2010, AMCE completed the offering of $600,000,000 aggregate principal amount of its 9.75% Senior Subordinated Notes due 2020 ("Notes due 2020"). The Notes due 2020 mature on December 1, 2020, pursuant to an indenture dated as of December 15, 2010, among AMCE, the Guarantors named therein and U.S. Bank National Association, as trustee. AMCE will pay interest on the Notes due 2020 at 9.75% per annum, semi-annually in arrears on June 1 and December 1, commencing on June 1, 2011.

        On May 26, 2015, AMCE launched a cash tender offer for any and all of its outstanding Notes due 2020 at a purchase price of $1,093 for each $1,000 principal amount of Notes due 2020 validly tendered and accepted by AMCE on or before June 2, 2015 (the "Expiration Date"). Holders of $581,324,000, or approximately 96.9%, of the Notes due 2020 validly tendered and did not withdraw their Notes due 2020 on or prior to the Expiration Date.

        On October 30, 2015, AMCE gave notice of its intention to redeem any and all of the remaining $18,676,000 principal amount of the Notes due 2020 on December 1, 2015 at 104.875% of the principal amount, plus accrued and unpaid interest to the redemption date. AMCE completed the redemption of all of its outstanding Notes due 2020 on December 1, 2015.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 7—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

        The Company recorded a loss on extinguishment related to the redemptions of the Notes due 2020 of approximately $9,318,000 in other expense (income) during the twelve months ended December 31, 2015.

AMCE's Notes Due 2022

        On February 7, 2014, AMCE completed an offering of $375,000,000 aggregate principal amount of its Senior Subordinated Notes due 2022 (the "Notes due 2022") in a private offering. AMCE capitalized deferred financing costs of approximately $7,748,000, related to the issuance of the Notes due 2022. The Notes due 2022 mature on February 15, 2022. AMCE will pay interest on the Notes due 2022 at 5.875% per annum, semi-annually in arrears on February 15th and August 15th, commencing on August 15, 2014. AMCE may redeem some or all of the Notes due 2022 at any time on or after February 15, 2017 at 104.406% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 15, 2020, plus accrued and unpaid interest to the redemption date. Prior to February 15, 2017, AMCE may redeem the Notes due 2022 at par plus a make-whole premium. AMCE used the net proceeds from the Notes due 2022 private offering, together with a portion of the net proceeds from the Holdings' IPO, to pay the consideration and consent payments for the tender offer for the Notes due 2019, plus any accrued and unpaid interest and related transaction fees and expenses.

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

AMCE's Notes due 2025

        On June 5, 2015, AMCE issued $600,000,000 aggregate principal amount of its 5.75% Senior Subordinated Notes due 2025 (the "Notes due 2025") in a private offering. AMCE capitalized deferred financing costs of approximately $11,378,000, related to the issuance of the Notes due 2025. The Notes due 2025 mature on June 15, 2025. AMCE will pay interest on the Notes due 2025 at 5.75% per annum, semi-annually in arrears on June 15th and December 15th, commencing on December 15, 2015. AMCE may redeem some or all of the Notes due 2025 at any time on or after June 15, 2020 at 102.875% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after June 15, 2023, plus accrued and unpaid interest to the redemption date. Prior to June 15, 2020, AMCE may redeem the Notes due 2025 at par plus a make-whole premium. AMCE used the net proceeds from the Notes due 2025 private offering and cash on hand, to pay the consideration for the

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 7—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

tender offer for the Notes due 2020, plus any accrued and unpaid interest and related transaction fees and expenses.

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

OpCo's Promissory Note

        See Note 5—Investments for information regarding the 5% Promissory Note payable to NCM.

Financial Covenants

        Each indenture relating to the Notes due 2025 and the Notes due 2022 allows AMCE to incur specified permitted indebtedness (as defined therein) without restriction. Each indenture also allows AMCE to incur any amount of additional debt as long as it can satisfy the coverage ratio of each indenture, after giving effect to the indebtedness on a pro forma basis. Under the indentures for the Notes due 2022 and Notes due 2025, at December 31, 2015 AMCE could borrow approximately $2,537,700,000 (assuming an interest rate of 7.0% per annum on the additional indebtedness) in addition to specified permitted indebtedness. If AMCE cannot satisfy the coverage ratios of the indentures, generally it can borrow an additional amount under the Senior Secured Credit Facility. The indentures also contain restrictions on AMCE's ability to make distributions to Holdings. Under the most restrictive provision set forth in the note indenture for the Notes due 2022, as of December 31, 2015, the amount of loans and dividends which AMCE could make to Holdings could not exceed approximately $1,218,246,000 in the aggregate.

        As of December 31, 2015, AMCE was in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2022, and the Notes due 2025.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 8—STOCKHOLDERS' EQUITY

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

Dividends

        The following is a summary of dividends and dividend equivalents declared to stockholders during the twelve months ended December 31, 2015:

Declaration Date	Record Date	Date Paid	Amount per Share of Common Stock	Total Amount Declared (In thousands)
February 3, 2015	March 9, 2015	March 23, 2015	$0.20	$19,637
April 27, 2015	June 8, 2015	June 22, 2015	0.20	19,635
July 28, 2015	September 8, 2015	September 21, 2015	0.20	19,622
October 29, 2015	December 7, 2015	December 21, 2015	0.20	19,654

        During the twelve months ended December 31, 2015, the Company paid dividends and dividend equivalents of $78,608,000, increased additional paid-in capital for recognition of deferred tax assets of $268,000 related to the dividend equivalents paid, and accrued $165,000 for the remaining unpaid dividends at December 31, 2015. The aggregate dividends paid for Class A common stock, Class B common stock, and dividend equivalents were approximately $17,260,000, $60,662,000, and $686,000, respectively.

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

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 8—STOCKHOLDERS' EQUITY (Continued)

dividends at December 31, 2014. The aggregate dividends paid for Class A common stock, Class B common stock, and dividend equivalents were approximately $12,937,000, $45,496,000, and $71,000, respectively.

        During the twelve months ended December 31, 2013, AMCE used cash on hand to make a dividend distribution to Holdings to purchase treasury stock of $588,000. As a result of the IPO, members of management incurred a tax liability associated with Holdings' common stock owned since August 30, 2012. Management elected to satisfy $588,000 of the tax withholding obligation by tendering the shares of Class A common stock to Holdings.

Related Party Transaction

        As of December 31, 2015 and December 31, 2014, the Company recorded a receivable due from Wanda of $141,000 and $156,000, respectively for reimbursement of general administrative and other expense incurred on behalf of Wanda.

Temporary Equity

        Certain members of management have the right to require Holdings to repurchase the Class A common stock held by them under certain limited circumstances pursuant to the terms of a stockholders agreement. Beginning on January 1, 2016 and ending on January 1, 2019 (or upon the termination of a management stockholder's employment by the Company without cause, by the management stockholder for good reason, or due to the management stockholder's death or disability) management stockholders will have the right, in limited circumstances, to require Holdings to purchase shares that are not fully and freely tradeable at a price equal to the price per share paid by such management stockholder with appropriate adjustments for any subsequent events such as dividends, splits, or combinations. The shares of Class A common stock subject to the stockholder agreement are classified as temporary equity, apart from permanent equity, as a result of the contingent redemption feature contained in the stockholder agreement. The Company determined the amount reflected in temporary equity for the Class A common stock based on the price paid per share by the management stockholders and Wanda on August 30, 2012, the date Wanda acquired Holdings.

        During the twelve months ended December 31, 2015, a former employee who held 5,939 shares, relinquished his put right, therefore the related share amount of $62,000 was reclassified to additional paid-in capital, a component of stockholders' equity. During the twelve months ended December 31, 2014, certain members of management received $92,000 by tendering shares of Class A common stock to Holdings with an original recorded historical cost of $43,000. As a result of this transaction, temporary equity declined by $43,000 and additional paid-in capital increased by $43,000.

Treasury Stock

        Holdings used cash on hand to purchase 4,085 shares of Class A common stock for fair value of $92,000 from certain members of management during the twelve months ended December 31, 2014.

Stock-Based Compensation

        Holdings adopted a stock-based compensation plan in December of 2013.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 8—STOCKHOLDERS' EQUITY (Continued)

        The Company recorded stock-based compensation expense of $10,480,000, $11,293,000, and $12,000,000 within general and administrative: other during the twelve months ended December 31, 2015, the twelve months ended December 31, 2014, and the twelve months ended December 31, 2013, respectively. The Company's financial statements reflect an increase to additional paid-in capital related to stock-based compensation of $10,480,000 and $11,293,000 during the twelve months ended December 31, 2015 and the twelve months ended December 31, 2014, respectively. As of December 31, 2015, there was approximately $20,000 of total unrecognized compensation cost related to stock-based compensation arrangements expected to be recognized during calendar 2016.

2013 Equity Incentive Plan

        The 2013 Equity Incentive Plan provides for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units, stock awards, and cash performance awards. The maximum number of shares of Holdings' common stock available for delivery pursuant to awards granted under the 2013 Equity Incentive Plan is 9,474,000 shares. At December 31, 2015, the aggregate number of shares of Holdings' common stock available for grant was 8,296,571 shares.

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

Awards Granted in 2014 and 2015

        Holdings' Board of Directors approved awards of stock, restricted stock units ("RSUs"), and performance stock units ("PSUs") to certain of the Company's employees and directors under the 2013 Equity Incentive Plan. During calendar 2014 and calendar 2015, the grant date fair value of these awards was based on the closing price of Holdings' stock on the date of grant, which ranged from $20.18 to $33.96 per share.

        The award agreements generally had the following features:

  •
  Stock Award Agreement:  The Company granted 15,312 and 11,035 fully vested shares of Class A common stock to its independent members of Holdings' Board of Directors during the twelve months ended December 31, 2015 and December 31, 2014, respectively. In connection with these share grants, the Company recognized approximately $382,000 and $226,000 of expense in general and administrative: other expense during the twelve months ended December 31, 2015 and December 31, 2014, respectively.

  •
  Restricted Stock Unit Award Agreement:  The Company granted 84,649 and 118,849 RSU awards to certain members of management during the twelve months ended December 31, 2015 and the

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 8—STOCKHOLDERS' EQUITY (Continued)

    twelve months ended December 31, 2014, respectively. Each RSU represents the right to receive one share of Class A common stock at a future date. The RSUs were fully vested at the date of grant. The RSUs will not be settled, and will be non-transferable, until the third anniversary of the date of grant. Under certain termination scenarios defined in the award agreement, the RSUs may be settled within 60 days following termination of service. Participants will receive dividend equivalents equal to the amount paid in respect to the shares of Class A common stock underlying the RSUs. The Company recognized approximately $2,875,000 and $2,408,000 of expense in general and administrative: other expense during the twelve months ended December 31, 2015 and December 31, 2014, respectively, in connection with these fully vested awards.

    During the twelve months ended December 31, 2015 and December 31, 2014, RSU awards of 58,749 and 128,641 units, respectively, were granted to certain executive officers. The RSUs granted each year would have been forfeited if Holdings did not achieve a specified annual cash flow from operating activities target for the calendar year. These awards did not contain a service condition. The vested RSUs will not be settled, and will be non-transferable, until the third anniversary of the date of grant. Under certain termination scenarios defined in the award agreement, the RSUs may be settled within 60 days following termination of service. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs. Thereafter, dividend equivalents are paid to the holder whenever dividends are paid on the Class A common stock. The Company recognized expense for these awards of $1,995,000 and $2,596,000, within general and administrative: other expense, during the twelve months ended December 31, 2015 and the twelve months ended December 31, 2014, respectively, due to the achievement of the performance condition.

    On August 7, 2015, a RSU award of 19,226 units was granted to the Interim Chief Executive Officer and President, with a grant date fair value of approximately $569,000. Each RSU will convert into one share of Class A common stock immediately upon vesting which will occur upon the earliest of; (1) the first day of employment of a replacement Chief Executive Officer, (2) March 15, 2016, or (3) the Company's termination of the participant without cause. All unvested RSUs will be forfeited upon the participant's termination as Interim Chief Executive Officer and President prior to vesting as a result of the participant's voluntary resignation or removal from such position by the Board of Directors for cause. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs. The Company recognized approximately $549,000 in general and administrative: other expense during the twelve months ended December 31, 2015, in connection with this award.

  •
  Performance Stock Unit Award Agreement:  PSU awards were granted to certain members of management and executive officers, with both a specified annual free cash flow performance target condition and a 1 year service condition, ending on December 31st. The PSUs would vest ratably based on a scale ranging from 80% to 120% of the performance target with the vested

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 8—STOCKHOLDERS' EQUITY (Continued)

    amount ranging from 30% to 150%. No PSUs would vest if Holdings did not achieve the free cash flow minimum performance target or the participant's service did not continue through the last day of the performance period, during the twelve months ended December 31st. The vested PSUs will not be settled, and will be non-transferable, until the third anniversary of the date of grant. Under certain termination scenarios defined in the award agreement, the vested PSUs may be settled within 60 days following termination of service. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the PSUs began to accrue with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the PSUs. Thereafter, dividend equivalents are paid to the holder whenever dividends are paid on the Class A common stock.

    2015 PSU Awards.    The PSU awards were granted on March 6, 2015. As a result of the one-year service condition being met and attainment of the target performance condition at 122.8%, the gross number of PSUs granted was 168,949 units. The Company recognized expense of $4,679,000, net of forfeitures, within general and administrative: other expense during the twelve months ended December 31, 2015.

    2014 PSU Awards.    If the performance target was met at 100%, the PSU awards granted on January 2, 2014, May 12, 2014, and June 25, 2014 would be 244,016 units, 1,819 units, and 1,655 units, respectively. Holdings' Board of Directors and Compensation Committee approved a modification to the performance target of the original PSU grant, which resulted in re-measurement of the fair value of the PSU awards as of September 15, 2014. In September 2014, the Board of Directors approved an increase in authorized capital expenditures for the twelve months ended December 31, 2014 of $38,800,000 to accelerate deployment of certain customer experience enhancing strategic initiatives. As a result, the PSU awards' free cash flow performance target was no longer considered probable of being met. The PSU free cash flow performance target was modified on September 15, 2014 to consider the impact of the additional authorized capital expenditures, making the awards probable at that time. The fair value of the stock at the modification date of September 15, 2014 was $24.60 per share and was based on the closing price of Holdings' stock. The Company recognized expense of $6,063,000, net of forfeitures, within general and administrative: other expense during the twelve months ended December 31, 2014, as a result of the one-year service condition being met and attainment of the target performance condition at 100%.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 8—STOCKHOLDERS' EQUITY (Continued)

        The following table represents the RSU and PSU activity for the twelve months ended December 31, 2015 and the twelve months ended December 31, 2014:

	Shares of RSU and PSU	Weighted Average Grant Date Fair Value
Beginning balance at January 1, 2014	—	$—
Granted	494,980	22.40
Vested	(493,971)	22.41
Forfeited	(1,009)	20.18

Nonvested at December 31, 2014	—	$—
Granted	331,573	33.71
Vested(1)	(280,844)	33.96
Forfeited	(31,503)	33.96

Nonvested at December 31, 2015	19,226	$29.59

(1)
Includes vested units of 3,131 that were withheld to cover tax obligations and were subsequently canceled. As a result of this transaction, additional paid-in capital decreased by $107,000.

NOTE 9—INCOME TAXES

        The Income tax provision reflected in the Consolidated Statements of Operations consists of the following components:

(In thousands)	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013
Current:
Federal	$10,278	$—	$—
Foreign	—	—	—
State	(2,263)	1,250	4,045

Total current	8,015	1,250	4,045

Deferred:
Federal	46,935	43,869	(229,778)
Foreign	—	—	—
State	4,725	(11,439)	(36,820)

Total deferred	51,660	32,430	(266,598)

Total provision (benefit)	59,675	33,680	(262,553)
Tax provision from discontinued operations	—	210	830

Total provision (benefit) from continuing operations	$59,675	$33,470	$(263,383)

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 9—INCOME TAXES (Continued)

        The Company has recorded no alternative minimum taxes as the consolidated tax group for which it is a member expects no alternative minimum tax liability, due to the utilization of tax credits.

        Pre-tax income (losses) consisted of the following:

(In thousands)	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013
Domestic	$163,531	$97,303	$103,526
Foreign	—	457	(1,679)

Total	$163,531	$97,760	$101,847

        The difference between the effective tax rate on earnings from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

(In thousands)	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013
Income tax expense at the federal statutory rate	$57,237	$34,035	$34,902
Effect of:
State income taxes	6,180	195	1,479
Increase (decrease) in reserve for uncertain tax positions	(1,031)	1,050	2,193
Federal and state credits	(2,686)	(2,985)	(2,600)
Change in net operating loss carryforward for excess tax deductions	—	—	(28,206)
Permanent items	101	1,485	537
Other	155	(1,100)	(6,088)
Valuation allowance	(281)	790	(265,600)

Income tax expense (benefit)	$59,675	$33,470	$(263,383)

Effective income tax rate	36.5%	34.4%	(264.1)%

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 9—INCOME TAXES (Continued)

        The significant components of deferred income tax assets and liabilities as of December 31, 2015 and December 31, 2014 are as follows:

	December 31, 2015		December 31, 2014
	Deferred Income Tax		Deferred Income Tax
(In thousands)	Assets	Liabilities	Assets	Liabilities
Tangible assets	$—	$(131,793)	$—	$(113,456)
Accrued liabilities	28,390	—	31,430	—
Intangible assets	—	(121,495)	—	(101,725)
Receivables	—	(5,264)	—	(5,206)
Investments	—	(230,568)	—	(233,005)
Capital loss carryforwards	—	—	50	—
Pension, postretirement and deferred compensation	38,183	—	33,581	—
Corporate borrowings	—	—	19,127	—
Deferred revenue	179,133	—	154,583	—
Lease liabilities	135,215	—	111,250	—
Capital and financing lease obligations	33,130	—	35,654	—
Alternative minimum tax and other credit carryovers	17,520	—	21,802	—
Charitable contributions	—	—	158	—
Net operating loss carryforwards	184,256	—	228,329	—

Total	$615,827	$(489,120)	$635,964	$(453,392)
Less: Valuation allowance	(509)	—	(790)	—

Net deferred income taxes	$615,318	$(489,120)	$635,174	$(453,392)

        A rollforward of the Company's valuation allowance for deferred tax assets is as follows:

(In thousands)	Balance at Beginning of Period	Additions Charged (Credited) to Expenses	Charged (Credited) to Goodwill	Charged (Credited) to Other Accounts(1)	Balance at End of Period
Calendar Year 2015
Valuation allowance—deferred income tax assets	$790	(281)	—	—	$509
Calendar Year 2014
Valuation allowance—deferred income tax assets	$—	790	—	—	$790
Calendar Year 2013
Valuation allowance—deferred income tax assets	$248,420	(265,600)	11,088	6,092	$—

(1)
Primarily relates to amounts resulting from the Company's tax sharing arrangement, changes in deferred tax assets and associated valuation allowance that are not related to income statement activity as well as amounts charged to other comprehensive income.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 9—INCOME TAXES (Continued)

        During the twelve months ended December 31, 2015, the Company received a favorable state ruling that resulted in a reduction of uncertain tax positions and, as a result, the Company recorded a net discrete tax benefit of approximately $2,900,000. The $2,900,000 consisted of $2,100,000 net discrete benefit for reduction of uncertain tax positions and $800,000 related to establishing a receivable for amounts previously paid. During the twelve months ended December 31, 2015, the Company received a notice of proposed adjustment from the Internal Revenue Service based upon its ongoing review of the Company's tax return for the fiscal period ended March 29, 2012. As a result of this notification, the Company recorded a net discrete tax provision of $1,000,000 for interest on the proposed adjustment ($610,000 net of tax), reinstated approximately $9,200,000 of deferred tax assets and recorded current interest and taxes payable of $10,200,000.

        The Company's federal income tax loss carryforward of $542,102,000 will begin to expire in 2017 and will completely expire in 2034 and will be limited annually due to certain change in ownership provisions of the Internal Revenue Code. The Company also has state income tax loss carryforwards of $321,105,000, which may be used over various periods ranging from 1 to 20 years.

        From 2008 to 2012, prior to Wanda acquiring Holdings, the Company's entity generated significant net deferred tax assets primarily from debt carrying costs and asset impairments combined with reduced operating profitability. At December 31, 2015 and December 31, 2014, the Company recorded net deferred tax assets of $126,198,000 and $181,782,000, respectively. The Company evaluates its deferred tax assets each period to determine if a valuation allowance is required based on whether it is "more likely than not" that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods. The Company conducts its evaluation by considering all available positive and negative evidence. This evaluation considers, among other factors, historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlooks for the U.S. motion picture and broader economy. Based on the Company's evaluation through December 31, 2015, the Company continued to reserve a portion of its net deferred tax assets due to uncertainty of their realization and dependence upon future taxable income.

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

        In addition, AMCE utilized a portion of proceeds from the public offering of Holdings common stock during 2013 along with cash generated from an offering of 5.875% Senior Subordinated Notes due 2022 to purchase approximately 77.33% of its 8.75% Senior Notes due 2019, which lowered the amount of indebtedness and lower overall borrowing costs for the Company. These subsequent events also were additional positive evidence considered by management.

        The Company has identified a prudent and feasible tax planning strategy which involves the conversion of NCM units into NCM, Inc. common stock that, when executed, generates significant

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 9—INCOME TAXES (Continued)

taxable income. The conversion is within the control of the Company and the Company executes the conversion when it becomes necessary to prevent its net operating loss and / or capital loss carryforwards from expiring unrealized.

        On December 30, 2015, the Company converted 200,000 of its NCM units to NCM, Inc. shares and recognized approximately $4,600,000 of capital gain pursuant to the tax planning strategy described above. See Note 5—Investments for additional information.

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

        A reconciliation of the change in the amount of unrecognized tax benefits was as follows:

(In millions)	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013
Balance at beginning of period	$30.5	$27.4	$24.0
Gross increases—current period tax positions	1.7	1.6	3.8
Gross increases—prior period tax positions	1.1	1.5	—
Favorable resolutions with authorities	(2.2)	—	(0.4)
Lapse of statute of limitations	(1.0)	—	—

Balance at end of period	$30.1	$30.5	$27.4

        The Company's effective tax rate is not expected to be significantly impacted by the ultimate resolution of the uncertain tax positions.

        The Company recognizes income tax-related interest expense and penalties as income tax expense and general and administrative expense, respectively. The amount of interest expense related to federal uncertain tax positions recognized for the year ended December 31, 2015 was $1,000,000.

        The Company analyzed and reviewed the remaining state uncertain tax positions to determine the necessity of accruing interest and penalties. The amount of interest to be accrued was immaterial in nature, due to jurisdictions with uncertain tax positions having overpayments to the Company or the amount of the uncertain tax position itself was small in nature.

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

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 9—INCOME TAXES (Continued)

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

NOTE 10—LEASES

        The following table sets forth the future minimum rental payments, by calendar year, required under existing operating leases and digital projector equipment leases payable to DCIP that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2015:

(In thousands)	Minimum operating lease payments
2016	$451,830
2017	451,787
2018	418,384
2019	382,343
2020	350,342
Thereafter	1,822,552

Total minimum payments required	$3,877,238

        As of December 31, 2015, the Company has lease agreements for six theatres with 68 screens which are under construction or development and are expected to open in 2016 and 2017.

        Included in other long-term liabilities as of December 31, 2015 and December 31, 2014 was $206,265,000 and $120,184,000, respectively, of deferred rent representing future minimum rental payments for leases with scheduled rent increases and landlord contributions, and $140,440,000 and $165,073,000, respectively, for unfavorable lease liabilities.

        Rent expense is summarized as follows:

(In thousands)	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013
Minimum rentals	$405,455	$395,795	$394,937
Common area expenses	47,950	48,159	44,198
Percentage rentals based on revenues	14,417	11,285	12,693

Rent	467,822	455,239	451,828
General and administrative and other	7,224	7,763	13,393

Total	$475,046	$463,002	$465,221

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 11—EMPLOYEE BENEFIT PLANS

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

        On January 12, 2015, the Compensation Committee and the Board of Directors of Holdings, adopted resolutions to terminate the AMC Postretirement Medical Plan with an effective date of March 31, 2015. During the three months ended March 31, 2015, the Company notified eligible associates that their retiree medical coverage under the plan will terminate after March 31, 2015. Payments to eligible associates were approximately $4,300,000 during the twelve months ended December 31, 2015. The Company recorded net periodic benefit credits of $18,118,000, including curtailment gains, settlement gains, amortization of unrecognized prior service credits, and amortization of actuarial gains recorded in accumulated other comprehensive income related to the termination and settlement of the plan during the twelve months ended December 31, 2015.

        The measurement dates used to determine pension and other postretirement benefits were December 31, 2015, December 31, 2014, and December 31, 2013.

        Net periodic benefit cost for the plans consists of the following:

	Pension Benefits			Other Benefits
(In thousands)	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013
Components of net periodic benefit cost:
Service cost	$—	$—	$180	$2	$36	$195
Interest cost	4,277	4,609	4,513	7	214	870
Expected return on plan assets	(4,666)	(5,230)	(4,707)	—	—	—
Amortization of net (gain) loss	45	(1,034)	—	(2,797)	(348)	(78)
Amortization of prior service credit	—	—	—	(2,888)	(1,665)	—
Curtailment gain	—	—	—	(11,867)	—	—
Settlement	254	—	—	(575)	—	—

Net periodic benefit cost (credit)	$(90)	$(1,655)	$(14)	$(18,118)	$(1,763)	$987

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 11—EMPLOYEE BENEFIT PLANS (Continued)

        The following table summarizes the changes in other comprehensive income:

	Pension Benefits		Other Benefits
(In thousands)	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014
Net (gain) loss	$(345)	$21,641	$73	$561
Prior service credit	—	—	(1,223)	—
Amortization of net gain	(45)	1,034	2,797	348
Amortization of prior service credit	—	—	2,888	1,665
Curtailment	—	—	11,867	—
Settlement	(254)	—	575	—
Allocated tax expense (benefit)	251	(8,843)	(6,620)	(1,003)

Total recognized in other comprehensive (income) loss	$(393)	$13,832	$10,357	$1,571
Net periodic benefit cost (credit)	(90)	(1,655)	(18,118)	(1,763)

Total recognized in net periodic benefit cost (credit) and other comprehensive (income) loss	$(483)	$12,177	$(7,761)	$(192)

        The following tables set forth the plan's change in benefit obligations and plan assets and the accrued liability for benefit costs included in the Consolidated Balance Sheets:

	Pension Benefits		Other Benefits
(In thousands)	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014
Change in benefit obligation:
Benefit obligation at beginning of period	$113,955	$98,883	$5,686	$5,718
Service cost	—	—	2	36
Interest cost	4,277	4,609	7	214
Plan participants' contributions	—	—	101	419
Actuarial (gain) loss	(6,152)	23,532	73	561
Plan amendment	—	—	(1,223)	—
Benefits paid	(4,665)	(2,247)	(357)	(1,262)
Administrative expenses	(106)	(81)	—	—
Settlement paid	(296)	(7,166)	(4,289)	—
Settlement gain	(44)	(3,575)	—	—

Benefit obligation at end of period	$106,969	$113,955	$—	$5,686

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 11—EMPLOYEE BENEFIT PLANS (Continued)

	Pension Benefits		Other Benefits
(In thousands)	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014
Change in plan assets:
Fair value of plan assets at beginning of period	$70,424	$73,658	$—	$—
Actual return on plan assets (loss) gain	(1,184)	3,546	—	—
Employer contribution	448	2,714	4,545	843
Plan participants' contributions	—	—	101	419
Benefits paid	(4,665)	(2,247)	(357)	(1,262)
Administrative expense	(106)	(81)	—	—
Settlement paid	(296)	(7,166)	(4,289)	—

Fair value of plan assets at end of period	$64,621	$70,424	$—	$—

Net liability for benefit cost:
Funded status	$(42,348)	$(43,531)	$—	$(5,686)

	Pension Benefits		Other Benefits
(In thousands)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Amounts recognized in the Balance Sheet:
Accrued expenses and other liabilities	$(152)	$(152)	$—	$(629)
Other long-term liabilities	(42,196)	(43,379)	—	(5,057)

Net liability recognized	$(42,348)	$(43,531)	$—	$(5,686)

Aggregate accumulated benefit obligation	$(106,969)	$(113,955)	$—	$(5,686)

        The following table summarizes pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets:

	Pension Benefits
(In thousands)	December 31, 2015	December 31, 2014
Aggregated accumulated benefit obligation	$(106,969)	$(113,955)
Aggregated projected benefit obligation	(106,969)	(113,955)
Aggregated fair value of plan assets	64,621	70,424

        Amounts recognized in accumulated other comprehensive income consist of the following:

	Pension Benefits		Other Benefits
(In thousands)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Net actuarial (gain) loss	$(345)	$21,641	$73	$561
Prior service credit	—	—	(1,223)	—

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 11—EMPLOYEE BENEFIT PLANS (Continued)

        Amounts in accumulated other comprehensive income expected to be recognized in components of net periodic pension cost during the calendar year 2016 are as follows:

(In thousands)	Pension Benefits
Net actuarial loss	$27

Actuarial Assumptions

        The weighted-average assumptions used to determine benefit obligations are as follows:

	Pension Benefits		Other Benefits
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Discount rate	4.10%	3.80%	N/A	3.37%
Rate of compensation increase	N/A	N/A	N/A	N/A

        The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013
Discount rate	3.80%	4.73%	4.17%	3.37%	4.00%	3.90%
Weighted average expected long-term return on plan assets	7.81%	7.81%	7.27%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

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

Cash Flows

        The Company does not expect to contribute to the pension plans during the calendar year 2016.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 11—EMPLOYEE BENEFIT PLANS (Continued)

        The following table provides the benefits expected to be paid (inclusive of benefits attributable to estimated future employee service) in each of the next five calendar years, and in the aggregate for the five years thereafter:

(In thousands)	Pension Benefits
2016	$2,790
2017	3,926
2018	3,656
2019	4,238
2020	4,034
Years 2021 - 2025	33,228

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

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 11—EMPLOYEE BENEFIT PLANS (Continued)

        The fair value of the pension plan assets at December 31, 2015, by asset class is as follows:

		Fair Value Measurements at December 31, 2015 Using
(In thousands)	Total Carrying Value at December 31, 2015	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$289	$289	$—	$—
U.S. treasury securities	1,452	1,452	—	—
Equity securities:
U.S. companies	16,884	16,884	—	—
International companies	9,888	9,888	—	—
Bond market fund	8,526	8,526	—	—
Collective trust fund	15,771	—	15,771	—
Commodities broad basket fund	2,823	2,823	—	—
Private real estate	8,988	—	8,988	—

Total assets at fair value	$64,621	$39,862	$24,759	$—

        The fair value of the pension plan assets at December 31, 2014, by asset class is as follows:

		Fair Value Measurements at December 31, 2014 Using
(In thousands)	Total Carrying Value at December 31, 2014	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$300	$300	$—	$—
U.S. treasury securities	1,615	1,615	—	—
Equity securities:
U.S. companies	18,513	18,513	—	—
International companies	10,109	10,109	—	—
Bond market fund	9,173	9,173	—	—
Collective trust fund	17,485	—	17,485	—
Commodities broad basket fund	2,918	2,918	—	—
Private real estate	10,311	—	10,311	—

Total assets at fair value	$70,424	$42,628	$27,796	$—

Defined Contribution Plan

        The Company sponsors a voluntary 401(k) savings plan covering certain employees age 21 or older and who are not covered by a collective bargaining agreement. Under the Company's 401(k) Savings Plan, the Company matches 100% of each eligible employee's elective contributions up to 3% and 50% of contributions up to 5% of the employee's eligible compensation. The Company's expense under the 401(k) savings plan was $3,353,000, $2,696,000, and $2,817,000, for the twelve months ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 11—EMPLOYEE BENEFIT PLANS (Continued)

Union-Sponsored Plans

        Certain theatre employees are covered by union-sponsored pension and health and welfare plans. Company contributions into these plans are determined in accordance with provisions of negotiated labor contracts. Contributions aggregated $72,000, $207,000, and $265,000, for the twelve months ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively.

        As of both December 31, 2015 and December 31, 2014, the Company's liability related to the collectively bargained multiemployer pension plan withdrawals was immaterial.

NOTE 12—COMMITMENTS AND CONTINGENCIES

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

        On May 5, 2014, NCM, Inc., the sole manager of NCM LLC, announced that it had entered into a merger agreement to acquire Screenvision, LLC for $375,000,000, consisting of cash and NCM, Inc. common stock. Consummation of the transaction was subject to regulatory approvals and other customary closing conditions. On November 3, 2014, the U.S. Department of Justice filed an antitrust lawsuit seeking to enjoin the transaction. On March 16, 2015, NCM, Inc. and Screenvision, LLC decided to terminate the merger agreement. The termination of the merger agreement was effective upon NCM, Inc.'s payment of a $26,840,000 termination payment. The estimated legal and other transaction expenses were approximately $14,990,000. NCM LLC of which AMC was an approximate 15.05% owner at March 31, 2015, had agreed to indemnify NCM, Inc. and bear a pro rata portion of the termination fee and other transaction expenses. Accordingly, the Company recorded expense of approximately $6,300,000 in equity in earnings of non-consolidated entities associated with these transaction expenses recorded by NCM LLC during the twelve months ended December 31, 2015.

        On May 28, 2015, the Company received a Civil Investigative Demand ("CID") from the Antitrust Division of the United States Department of Justice in connection with an investigation under Sections 1 and 2 of the Sherman Antitrust Act. Beginning in May of 2015, the Company also received CIDs from the Attorneys General for the States of Ohio, Texas, Washington, Florida, New York, Kansas, and from the District of Columbia, regarding similar inquiries under those states' antitrust laws. The CIDs request the production of documents and answers to interrogatories concerning potentially anticompetitive conduct, including film clearances and participation in certain joint ventures. The Company may receive additional CIDs from antitrust authorities in other jurisdictions in which it

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

operates. The Company does not believe it has violated federal or state antitrust laws and is cooperating with the relevant governmental authorities. However, the Company cannot predict the ultimate scope, duration or outcome of these investigations.

NOTE 13—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        The Company has provided reserves for estimated losses from theatres and screens which have been permanently closed and vacant space with no right to future use. As of December 31, 2015, the Company reserved $42,973,000 for lease terminations which have either not been consummated or paid, related primarily to nine theatres and certain vacant restaurant space. The Company is obligated under long-term lease commitments with remaining terms of up to 12 years for theatres which have been closed. As of December 31, 2015, base rents aggregated approximately $9,288,000 annually and $48,369,000 over the remaining terms of the leases.

        A rollforward of reserves for theatre and other closure is as follows:

(In thousands)	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013
Beginning balance	$52,835	$55,163	$61,344
Theatre and other closure expense	5,028	9,346	5,823
Transfer of assets and liabilities	—	2,439	(53)
Foreign currency translation adjustment	(2,437)	(1,822)	(286)
Cash payments	(12,453)	(12,291)	(11,665)

Ending balance	$42,973	$52,835	$55,163

        The Company recognized theatre and other closure expense of $5,028,000, $9,346,000, and $5,823,000, during the twelve months ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively. Theatre and other closure expense included the accretion on previously closed properties with remaining lease obligations. In May 2014, one theatre with 13 screens in Canada was permanently closed.

        In the accompanying Consolidated Balance Sheets, the current portion of the theatre and other closure ending balance was included with accrued expenses and other liabilities and the long-term portion of the theatre and other closure ending balance was included with other long-term liabilities. See Note 6—Supplemental Balance Sheet Information for further information.

        Theatre and other closure reserves for leases that have not been terminated were recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance. As of December 31, 2015, the future lease obligations are discounted at annual rates ranging from 6.0% to 9.0%.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 14—FAIR VALUE MEASUREMENTS

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

        Recurring Fair Value Measurements.    The following table summarizes the fair value hierarchy of the Company's financial assets carried at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2015 Using
(In thousands)	Total Carrying Value at December 31, 2015(1)	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Other long-term assets:
Money market mutual funds	$132	$132	$—	$—
Equity securities, available-for-sale:
RealD Inc. common stock	12,900	12,900	—	—
Mutual fund large U.S. equity	2,057	2,057	—	—
Mutual fund small/mid U.S. equity	2,222	2,222	—	—
Mutual fund international	833	833	—	—
Mutual fund balanced	747	747	—	—
Mutual fund fixed income	750	750	—	—

Total assets at fair value	$19,641	$19,641	$—	$—

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 14—FAIR VALUE MEASUREMENTS (Continued)

		Fair Value Measurements at December 31, 2014 Using
(In thousands)	Total Carrying Value at December 31, 2014(1)	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Other long-term assets:
Money market mutual funds	$224	$224	$—	$—
Equity securities, available-for-sale:
RealD Inc. common stock	14,429	14,429	—	—
Mutual fund large U.S. equity	2,879	2,879	—	—
Mutual fund small/mid U.S. equity	1,558	1,558	—	—
Mutual fund international	717	717	—	—
Mutual fund balanced	760	760	—	—
Mutual fund fixed income	541	541	—	—

Total assets at fair value	$21,108	$21,108	$—	$—

(1)
Except for the investment in RealD Inc. common stock, the investments relate to a non-qualified deferred compensation arrangement on behalf of certain management. The Company has an equivalent liability for this related-party transaction recorded in other long-term liabilities for the deferred compensation obligation.

        Valuation Techniques.    The Company's money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The equity securities, available-for-sale, primarily consist of common stock and mutual funds invested in equity, fixed income, and international funds and are measured at fair value using quoted market prices. See Note 16—Accumulated Other Comprehensive Income for the unrealized gain on equity securities recorded in accumulated other comprehensive income.

        Nonrecurring Fair Value Measurements.    The following table summarizes the fair value hierarchy of the Company's assets that were measured at fair value on a nonrecurring basis:

		Fair Value Measurements at December 31, 2015 Using
(In thousands)	Total Carrying Value at December 31, 2015	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Losses
Property, net:
Property owned, net	$2,480	$—	$—	$2,480	$863
Intangible assets, net:
Favorable lease	—	—	—	—	839

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 14—FAIR VALUE MEASUREMENTS (Continued)

		Fair Value Measurements at December 31, 2014 Using
(In thousands)	Total Carrying Value at December 31, 2014	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Losses
Property, net:
Property owned, net	$2,342	$—	$—	$2,342	$3,149

        Long-lived assets held and used and a favorable lease were considered impaired and were written down to their fair value at December 31, 2015 and December 31, 2014 of $2,480,000 and $2,342,000, respectively.

        Other Fair Value Measurement Disclosures.    The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at December 31, 2015 Using
(In thousands)	Total Carrying Value at December 31, 2015	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current maturities of corporate borrowings	$10,195	$—	$8,811	$1,389
Corporate borrowings	1,924,366	—	1,924,837	4,166

		Fair Value Measurements at December 31, 2014 Using
(In thousands)	Total Carrying Value at December 31, 2014	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current maturities of corporate borrowings	$15,873	$—	$14,390	$1,389
Corporate borrowings	1,775,132	—	1,765,678	5,555

        Valuation Technique.    Quoted market prices and observable market based inputs were used to estimate fair value for level 2 inputs. The level 3 fair value measurement represents the transaction price of the corporate borrowings under market conditions.

NOTE 15—OPERATING SEGMENT

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

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 15—OPERATING SEGMENT (Continued)

        Information about the Company's revenues from continuing operations and assets by geographic area is as follows:

Revenues (In thousands)	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013
United States	$2,940,011	$2,688,230	$2,741,717
Other	6,889	7,160	7,711

Total revenues	$2,946,900	$2,695,390	$2,749,428

Long-term assets, net (In thousands)	December 31, 2015	December 31, 2014
United States	$4,695,524	$4,361,688
Other	194	243

Total long-term assets(1)	$4,695,718	$4,361,931

(1)
Long-term assets are comprised of property, intangible assets, goodwill, deferred income tax assets and other long-term assets.

NOTE 16—ACCUMULATED OTHER COMPREHENSIVE INCOME

        The following tables present the change in accumulated other comprehensive income (loss) by component:

(In thousands)	Foreign Currency	Pension and Other Benefits(1)	Unrealized Net Gain from Marketable Securities	Unrealized Net Gain from Equity Method Investees' Cash Flow Hedge	Total
Balance, December 31, 2014	$729	$6,675	$2,677	$2,763	$12,844

Other comprehensive income (loss) before reclassifications	1,372	912	(1,056)	(693)	535
Amounts reclassified from accumulated other comprehensive income	—	(10,876)	(156)	457	(10,575)

Other comprehensive income (loss)	1,372	(9,964)	(1,212)	(236)	(10,040)

Balance, December 31, 2015	$2,101	$(3,289)	$1,465	$2,527	$2,804

(1)
See Note 11—Employee Benefit Plans for further information regarding amounts reclassified from accumulated other comprehensive income.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 16—ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

(In thousands)	Foreign Currency	Pension and Other Benefits	Unrealized Net Gain from Marketable Securities	Unrealized Net Gain from Equity Method Investees' Cash Flow Hedge	Total
Balance, December 31, 2013	$(249)	$22,078	$81	$2,294	$24,204

Other comprehensive income before reclassifications	978	(13,543)	2,627	(59)	(9,997)
Amounts reclassified from accumulated other comprehensive income	—	(1,860)	(31)	528	(1,363)

Other comprehensive income (loss)	978	(15,403)	2,596	469	(11,360)

Balance, December 31, 2014	$729	$6,675	$2,677	$2,763	$12,844

        The tax effects allocated to each component of other comprehensive income (loss) is as follows:

	Twelve Months Ended
	December 31, 2015			December 31, 2014			December 31, 2013
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized foreign currency translation adjustment	$2,250	$(878)	$1,372	$1,603	$(625)	$978	$179	$—	$179
Pension and other benefit adjustments:
Net gain (loss) arising during the period	272	(106)	166	(22,202)	8,659	(13,543)	13,808	(9,298)	4,510
Prior service credit arising during the period	1,223	(477)	746	—	—	—	15,197	(5,926)	9,271
Amortization of net (gain) loss reclassified into general and administrative: other	(2,752)	1,073	(1,679)	(1,382)	538	(844)	(78)	—	(78)
Amortization of prior service credit reclassified into general and administrative: other	(2,888)	1,126	(1,762)	(1,665)	649	(1,016)	—	—	—
Curtailment gain reclassified into general and administrative: other	(11,867)	4,628	(7,239)	—	—	—	—	—	—
Settlement gain reclassified into general and administrative: other	(321)	125	(196)	—	—	—	—	—	—
Marketable securities:
Unrealized net holding gain (loss) arising during the period	(1,731)	675	(1,056)	4,305	(1,678)	2,627	(2,703)	1,081	(1,622)
Realized net gain reclassified into investment expense (income)	(256)	100	(156)	(52)	21	(31)	925	—	925
Equity method investees' cash flow hedge:
Unrealized net holding gain (loss) arising during the period	(1,136)	443	(693)	(96)	37	(59)	3,474	(1,389)	2,085
Realized net loss reclassified into equity in earnings of non-consolidated entities	748	(291)	457	865	(337)	528	(510)	—	(510)

Other comprehensive income (loss)	$(16,458)	$6,418	$(10,040)	$(18,624)	$7,264	$(11,360)	$30,292	$(15,532)	$14,760

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 17—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

AMC ENTERTAINMENT HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS—PARENT ONLY

(In thousands)	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013
Total revenues	$—	$—	$—

Operating costs and expenses	—	—	—

Operating income	—	—	—
Other expense (income)
Equity in earnings of AMC Entertainment Inc.	(103,856)	(64,080)	(364,400)

Total other expense (income)	(103,856)	(64,080)	(364,400)

Earnings before income taxes	103,856	64,080	364,400
Income tax provision	—	—	—

Net earnings	$103,856	$64,080	$364,400

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 17—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

AMC ENTERTAINMENT HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS—PARENT ONLY

(In thousands, except share data)	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and equivalents	$1,944	$2,051

Total current assets	1,944	2,051
Goodwill	(2,143)	(2,143)
Deferred tax asset	295	27
Investment in AMC Entertainment Inc.	1,539,971	1,514,223

Total assets	$1,540,067	$1,514,158

LIABILITIES AND STOCKHOLDERS' EQUITY
Total liabilities	$—	$—
Class A common stock (temporary equity) ($.01 par value, 167,211 shares issued and 130,442 shares outstanding as of December 31, 2015; 173,150 shares issued and 136,381 shares outstanding as of December 31, 2014)	1,364	1,426

Stockholders' equity:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 21,445,090 shares issued and outstanding as of December 31, 2015; 21,423,839 shares issued and outstanding as of December 31, 2014)	214	214
Class B common stock ($.01 par value, 75,826,927 shares authorized; 75,826,927 shares issued and outstanding as of December 31, 2015 and December 31, 2014)	758	758
Additional paid-in capital	1,183,218	1,172,515
Treasury stock (36,769 shares as of December 31, 2015 and December 31, 2014, at cost)	(680)	(680)
Accumulated other comprehensive income	2,804	12,844
Accumulated earnings	352,389	327,081

Total stockholders' equity	1,538,703	1,512,732

Total liabilities and stockholders' equity	$1,540,067	$1,514,158

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 17—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

AMC ENTERTAINMENT HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS—PARENT ONLY

(In thousands)	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net earnings	$103,856	$64,080	$364,400
Adjustments to reconcile net earnings to net cash used in operating activities:
Deferred income taxes	—	27	—
Equity in in earnings of AMC Entertainment Inc.	(103,856)	(64,080)	(364,400)
Net change in operating activities:
Accrued expenses and other liabilities	(107)	(27)	—

Net cash used in operating activities	(107)	—	—

Cash flows from investing activities:
Net cash provided by investing activities	—	—	—

Cash flows from financing activities:
Purchase of treasury stock	—	(92)	—

Net cash used in financing activities	—	(92)	—

Net decrease in cash and equivalents	(107)	(92)	—
Cash and equivalents at beginning of period	2,051	2,143	2,143

Cash and equivalents at end of period	$1,944	$2,051	$2,143

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 17—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

AMC ENTERTAINMENT HOLDINGS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY—PARENT ONLY

	Class A Voting Common Stock		Class B Voting Common Stock
							Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital			Accumulated Earnings	Total Stockholders' Equity
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount		Treasury Stock
Balance December 31, 2012	—	$—	75,826,927	$758	$799,242	$—	$9,444	$(42,670)	$766,774
Net earnings	—	—	—	—	—	—	—	364,400	364,400
Other comprehensive income	—	—	—	—	—	—	14,760	—	14,760
Net proceeds from IPO	21,052,632	211	—	—	355,088	—	—	—	355,299
Stock-based compensation	360,172	3	—	—	6,480	—	—	—	6,483
Purchase shares for treasury	—	—	—	—	342	(588)	—	—	(246)

Balance December 31, 2013	21,412,804	214	75,826,927	758	1,161,152	(588)	24,204	321,730	1,507,470
Net earnings	—	—	—	—	—	—	—	64,080	64,080
Other comprehensive loss	—	—	—	—	—	—	(11,360)	—	(11,360)
Dividends declared	—	—	—	—	—	—	—	(58,729)	(58,729)
Tax benefit for dividend equivalents paid on RSUs	—	—	—	—	27	—	—	—	27
Stock-based compensation	11,035	—	—	—	11,293	—	—	—	11,293
Purchase shares for treasury	—	—	—	—	43	(92)	—	—	(49)

Balance December 31, 2014	21,423,839	214	75,826,927	758	1,172,515	(680)	12,844	327,081	1,512,732
Net earnings	—	—	—	—	—	—	—	103,856	103,856
Other comprehensive loss	—	—	—	—	—	—	(10,040)	—	(10,040)
Dividends declared	—	—	—	—	—	—	—	(78,548)	(78,548)
Tax benefit for dividend equivalents paid on RSUs and PSUs	—	—	—	—	268	—	—	—	268
RSUs surrendered to pay for payroll taxes	—	—	—	—	(107)	—	—	—	(107)
Stock-based compensation	15,312	—	—	—	10,480	—	—	—	10,480
Reclassification from temporary equity	5,939	—	—	—	62	—	—	—	62

Balance December 31, 2015	21,445,090	$214	75,826,927	$758	$1,183,218	$(680)	$2,804	$352,389	$1,538,703

NOTE 18—SUBSEQUENT EVENTS

        On February 25, 2016, Holdings' Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on March 21, 2016 to stockholders of record on March 7, 2016.

        On February 25, 2016, the Boards of Directors of Holdings and AMCE approved the merger of AMCE with and into Holdings. The Company anticipates the merger will be completed on or prior to March 31, 2016.
        On March 3, 2016, the Company and Carmike Cinemas, Inc. ("Carmike") announced they entered into a definitive merger agreement pursuant to which the Company will acquire all of the outstanding shares of Carmike for $30.00 per share in cash or approximately $757,000,000. The Company has entered into a debt financing commitment letter in connection with the merger agreement which provides senior secured incremental term loans in an aggregate amount of up to $560,000,000 and a senior subordinated bridge loan in an aggregate amount of up to $300,000,000 to fund the acquisition and to backstop the change of control put option in the existing Carmike indebtedness. There can be no assurance that the Company will be successful in completing the debt financing on favorable terms as it involves matters outside of the Company's control. The merger is subject to customary closing conditions, including regulatory approval and approval by Carmike's shareholders.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 19—EARNINGS PER SHARE

        Basic earnings per share is computed by dividing net earnings from continuing operations by the weighted-average number of common shares outstanding. Diluted earnings per share includes the effects of contingently issuable RSUs and PSUs, if dilutive.

        The following table sets forth the computation of basic and diluted earnings from continuing operations per common share:

(In thousands)	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014	12 Months Ended December 31, 2013
Numerator:
Earnings from continuing operations	$103,856	$63,767	$363,104
Denominator (shares in thousands):
Weighted average shares for basic earnings per common share	97,963	97,506	76,527
Common equivalent shares for RSUs and PSUs	66	194	—

Shares for diluted earnings per common share	98,029	97,700	76,527

Basic earnings from continuing operations per common share	$1.06	$0.65	$4.74

Diluted earnings from continuing operations per common share	$1.06	$0.65	$4.74

        Vested RSUs have dividend rights identical to the Company's Class A and Class B common stock and are treated as outstanding shares for purposes of computing basic and diluted earnings per share. Unvested RSUs and unvested PSUs are subject to performance conditions and are included in diluted earnings per share, if dilutive, using the treasury stock method based on the number of shares, if any, that would be issuable under the terms of the Company's 2013 Equity Incentive Plan if the end of the reporting period were the end of the contingency period. During the twelve months ended December 31, 2015, the twelve months ended December 31, 2014, and the twelve months ended December 31, 2013, unvested RSUs of 19,226 were not included in the computation of diluted earnings per share as vesting conditions were not met at the end of the reporting period.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periods Ended December 31, 2015, December 31, 2014, and December 31, 2013

NOTE 20—SUPPLEMENTAL FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

	CY 2015
(In thousands, except per share data)	3 Months Ended March 31, 2015	3 Months Ended June 30, 2015	3 Months Ended September 30, 2015	3 Months Ended December 31, 2015	12 Months Ended December 31, 2015
Total revenues	$653,124	$821,079	$688,840	$783,857	$2,946,900
Operating income	32,053	94,173	35,539	75,292	237,057
Earnings from continuing operations(1)	6,138	43,923	12,178	41,617	103,856

Gain from discontinued operations, net of income taxes	—	—	—	—	—

Net earnings	$6,138	$43,923	$12,178	$41,617	$103,856

Basic earnings per share:
Earnings from continuing operations	$0.06	$0.45	$0.12	$0.42	$1.06
Gain from discontinued operations	—	—	—	—	—

Basic earnings per share	$0.06	$0.45	$0.12	$0.42	$1.06

Diluted earnings per share:
Earnings from continuing operations	$0.06	$0.45	$0.12	$0.42	$1.06
Gain from discontinued operations	—	—	—	—	—

Diluted earnings per share	$0.06	$0.45	$0.12	$0.42	$1.06

	CY 2014
(In thousands, except per share data)	3 Months Ended March 31, 2014	3 Months Ended June 30, 2014	3 Months Ended September 30, 2014	3 Months Ended December 31, 2014	12 Months Ended December 31, 2014
Total revenues	$622,758	$726,573	$633,904	$712,155	$2,695,390
Operating income	17,539	68,397	28,514	60,622	175,072
Earnings (loss) from continuing operations(1)	(4,842)	31,414	7,376	29,819	63,767

Gain (loss) from discontinued operations, net of income taxes	334	(21)	—	—	313

Net earnings (loss)	$(4,508)	$31,393	$7,376	$29,819	$64,080

Basic earnings (loss) per share:
Earnings from continuing operations	$(0.05)	$0.32	$0.08	$0.31	$0.65
Gain from discontinued operations	—	—	—	—	0.01

Basic earnings (loss) per share	$(0.05)	$0.32	$0.08	$0.31	$0.66

Diluted earnings (loss) per share:
Earnings from continuing operations	$(0.05)	$0.32	$0.08	$0.30	$0.65
Gain from discontinued operations	—	—	—	—	0.01

Diluted earnings (loss) per share	$(0.05)	$0.32	$0.08	$0.30	$0.66

(1)
Other expense (income) during the twelve months ended December 31, 2015 was primarily due to a loss on extinguishment of indebtedness related to the cash tender offer and redemption of the Notes due 2020 of $9,318,000 and the modification of the Senior Secured Credit Facility of $1,366,000. Other expense (income) for the twelve months ended December 31, 2014 was primarily due to a gain on extinguishment of indebtedness related to the cash tender offer and redemption of the Notes due 2019 of $8,544,000, partially offset by other expenses of $158,000.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
National CineMedia, LLC
Centennial, Colorado

        We have audited the accompanying balance sheets of National CineMedia, LLC as of December 31, 2015 and January 1, 2015, and the related statements of income, comprehensive income, members' equity/ (deficit), and cash flows for the years ended December 31, 2015, January 1, 2015 and December 26, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such financial statements present fairly, in all material respects, the financial position of National CineMedia, LLC as of December 31, 2015 and January 1, 2015, and the results of its operations and its cash flows for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Denver, Colorado
March 1, 2016

NATIONAL CINEMEDIA, LLC

BALANCE SHEETS

(In millions)

	December 31, 2015	January 1, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3.0	$10.2
Receivables, net of allowance of $5.6 and $4.3, respectively	148.9	116.5
Prepaid expenses	2.7	3.3
Prepaid administrative fees to managing member	0.7	0.7
Current portion of notes receivable- founding members	4.2	4.2

Total current assets	159.5	134.9
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $64.1 and $72.9, respectively	25.1	22.4
Intangible assets, net of accumulated amortization of $91.9 and $69.3, respectively	566.7	488.6
Debt issuance costs, net of accumulated amortization of $20.4 and $17.8, respectively	12.9	15.5
Long-term notes receivable, net of current portion - founding members	12.5	16.6
Other investments (including $1.2 and $1.3 with related parties, respectively)	5.4	2.5
Other assets	0.5	0.6

Total non-current assets	623.1	546.2

TOTAL ASSETS	$782.6	$681.1

LIABILITIES AND MEMBERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	35.5	34.9
Amounts due to managing member	22.9	23.6
Accrued expenses	18.9	19.0
Accrued payroll and related expenses	14.4	9.0
Accounts payable	11.2	11.5
Deferred revenue	10.2	8.5

Total current liabilities	113.1	106.5
NON-CURRENT LIABILITIES:
Long-term debt	936.0	892.0

Total non-current liabilities	936.0	892.0

Total liabilities	1,049.1	998.5

COMMITMENTS AND CONTINGENCIES (NOTE 11)
MEMBERS' DEFICIT (including accumulated other comprehensive loss of $0.0 and $1.6 million, respectively)	(266.5)	(317.4)

TOTAL LIABILITIES AND EQUITY/DEFICIT	$782.6	$681.1

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF INCOME

(In millions)

	Years Ended
	December 31, 2015	January 1, 2015	December 26, 2013
REVENUE:
Advertising (including revenue from founding members of $30.2, $38.7 and $41.6, respectively)	$446.5	$394.0	$426.3
Fathom Events	—	—	36.5

Total	446.5	394.0	462.8

OPERATING EXPENSES:
Advertising operating costs	30.8	26.4	29.0
Fathom Events operating costs	—	—	25.5
Network costs	17.8	18.3	18.7
Theatre access fees—founding members	72.5	70.6	69.4
Selling and marketing costs	72.3	57.6	61.5
Merger termination fee and related merger costs	41.8	—	—
Administrative and other costs	21.4	19.3	20.1
Administrative fee—managing member	17.2	10.2	10.0
Depreciation and amortization	32.2	32.4	26.6

Total	306.0	234.8	260.8

OPERATING INCOME	140.5	159.2	202.0

NON-OPERATING EXPENSES:
Interest on borrowings	52.2	52.6	51.6
Interest income	(1.1)	(1.3)	(0.1)
Amortization of terminated derivatives	1.6	10.0	10.3
Impairment of investment	—	—	0.8
Gain on sale of Fathom Events to founding members	—	—	(25.4)
Other non-operating expense	0.2	0.8	1.2

Total	52.9	62.1	38.4

INCOME BEFORE INCOME TAXES	87.6	97.1	163.6

Income tax expense	0.1	0.8	0.7

NET INCOME	$87.5	$96.3	$162.9

Refer to accompanying notes to financial statements

NATIONAL CINEMEDIA, LLC

STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended
	December 31, 2015	January 1, 2015	December 26, 2013
NET INCOME, NET OF TAX OF $0.1, $0.8 AND $0.7, RESPECTIVELY	$87.5	$96.3	$162.9
OTHER COMPREHENSIVE INCOME:
Amortization of terminated derivatives	1.6	10.0	10.3

COMPREHENSIVE INCOME	$89.1	$106.3	$173.2

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF MEMBERS' EQUITY/ (DEFICIT)

(In millions, except unit amounts)

	Units	Amount
Balance—December 27, 2012	112,017,835	$(524.2)
Capital contribution from managing member	1,732,878	20.3
Distribution to managing member	—	(89.5)
Distribution to founding members	—	(103.9)
Units issued for purchase of intangible asset	13,224,092	221.6
Comprehensive income	—	173.2
Share-based compensation expense/capitalized	—	3.3

Balance—December 26, 2013	126,974,805	$(299.2)

Capital contribution from managing member	231,789	0.8
Distribution to managing member	—	(67.0)
Distribution to founding members	—	(79.4)
Units issued for purchase of intangible asset	1,087,911	16.4
Comprehensive income	—	106.3
Share-based compensation expense/capitalized	—	4.7

Balance—January 1, 2015	128,294,505	$(317.4)

Capital contribution from managing member	288,228	1.3
Distribution to managing member	—	(66.3)
Distribution to founding members	—	(82.2)
Units issued for purchase of intangible asset	6,560,239	100.7
Comprehensive income	—	89.1
Share-based compensation expense/capitalized	—	8.3

Balance—December 31, 2015	135,142,972	$(266.5)

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended
	December 31, 2015	January 1, 2015	December 26, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$87.5	$96.3	$162.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.2	32.4	26.6
Non-cash share-based compensation	8.0	4.6	3.2
Impairment on investment	—	—	0.8
Amortization of terminated derivatives	1.6	10.0	10.3
Amortization of debt issuance costs	2.6	2.8	2.8
Equity in earnings of non-consolidated entities	(0.1)	(0.2)	—
Write-off of debt issuance costs and other non-operating items	—	—	1.2
Gain on sale of Fathom Events	—	—	(26.0)
Other	0.4	—	—
Cash distributions from non-consolidated entities	0.2
Changes in operating assets and liabilities:
Receivables, net	(35.5)	2.7	(22.0)
Accounts payable and accrued expenses	5.0	(9.1)	6.9
Amounts due to founding members and managing member	3.2	0.8	3.5
Deferred revenue	1.7	3.8	(1.0)
Other, net	0.7	(0.7)	(0.7)

Net cash provided by operating activities	107.5	143.4	168.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12.6)	(8.7)	(10.1)
Purchases of intangible assets from network affiliates	(2.7)	(3.0)	(8.9)
Proceeds from note receivable—founding members	4.2	4.2	—

Net cash used in investing activities	(11.1)	(7.5)	(19.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	215.0	138.0	59.0
Repayments of borrowings	(171.0)	(136.0)	(48.0)
Payment of debt issuance costs	—	(0.6)	(3.4)
Founding member integration payments	2.6	2.1	2.1
Distributions to founding members and managing member	(151.5)	(143.3)	(176.6)
Unit settlement for share-based compensation	1.3	0.8	20.3

Net cash used in financing activities	(103.6)	(139.0)	(146.6)

CHANGE IN CASH AND CASH EQUIVALENTS	(7.2)	(3.1)	2.9
CASH AND CASH EQUIVALENTS:
Beginning of period	10.2	13.3	10.4

End of period	$3.0	$10.2	$13.3

Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$100.7	$16.4	$221.6
Accrued distributions to founding members and managing member	$57.6	$60.6	$57.5
Operating segment sold under notes receivable	$—	$—	$25.0
Increase in cost and equity method investments	$3.1	$1.2	$0.3
Supplemental disclosure of cash flow information:
Cash paid for interest	$49.7	$49.9	$49.3
Cash paid for income taxes, net of refunds	$—	$—	$0.1

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

        As of December 31, 2015, the Company had 135,142,972 common membership units outstanding, of which 59,239,154 (43.8%) were owned by NCM, Inc., 26,409,784 (19.5%) were owned by Regal, 25,631,046 (19.0%) were owned by Cinemark, and 23,862,988 (17.7%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

  Recent Transactions

        On December 26, 2013, the Company sold its Fathom Events business to a newly formed limited liability company owned 32% by each of the founding members and 4% by NCM LLC, as described further in Note 2—Divestiture.

        On May 5, 2014, NCM, Inc. entered into the Merger Agreement to merge with Screenvision. On November 3, 2014, the Department of Justice filed a lawsuit seeking to enjoin the merger. On March 16, 2015, the Company announced the termination of the Merger Agreement and the lawsuit was dismissed. After the Merger Agreement was terminated, NCM LLC reimbursed NCM, Inc. for certain expenses pursuant to an indemnification agreement among NCM LLC, NCM, Inc. and the founding members. On March 17, 2015, NCM LLC paid Screenvision an approximate $26.8 million termination payment on behalf of NCM, Inc. This payment was $2 million lower than the reverse termination fee contemplated by the Merger Agreement. During the year ended December 31, 2015, NCM LLC also either paid directly or reimbursed NCM, Inc. for the legal and other merger-related costs of approximately $15.0 million ($7.5 million incurred by NCM, Inc. during the year ended January 1, 2015 and approximately $7.5 million incurred by NCM LLC during the year ended December 31, 2015). The Company and the founding members each bore a pro rata portion of the merger termination fee and the related merger expenses based on their aggregate ownership percentages in NCM LLC when the expenses were incurred.

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

  Significant Accounting Policies

        Accounting Period—The Company has a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal year 2015 contained 52 weeks. Fiscal years 2014 and 2013 contained 53 and 52 weeks, respectively. Throughout this document, the fiscal years are referred to as set forth below:

Fiscal Year Ended	Reference in this Document
December 31, 2015	2015
January 1, 2015	2014
December 26, 2013	2013

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

        On-screen advertising consists of national and local advertising. National advertising is sold on a cost per thousand ("CPM") basis, while local and regional advertising is sold on a per-screen, per-week basis and to a lesser extent on a CPM basis. The Company recognizes national advertising as impressions (or theatre attendees) are delivered and recognizes local on-screen advertising revenue during the period in which the advertising airs. The Company recognizes revenue derived from lobby network and promotions when the advertising is displayed in theatre lobbies and recognizes revenue

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

from branded entertainment websites and mobile applications when the online or mobile impressions are served. The Company may make contractual guarantees to deliver a specified number of impressions to view the customers' advertising. If those contracted number of impressions are not delivered, the Company will run additional advertising to deliver the contracted impressions at a later date. The deferred portion of the revenue associated with the undelivered impressions is referred to as a make-good provision. In rare cases, the Company will make a cash refund of the portion of the contract related to the undelivered impressions. The Company defers the revenue associated with the make-good until the advertising airs to the theatre attendance specified in the advertising contract. The make-good provision is recorded within accrued expenses in the Balance Sheets. The Company records deferred revenue when cash payments are received, or invoices are issued, in advance of revenue being earned. Deferred revenue is classified as a current liability as it is expected to be earned within the next twelve months. Fathom Events revenue was recognized in the period in which the event was held.

        The Company recorded $3.1 million, $1.2 million and $0.0 million during the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively, as advertising revenue whereby the Company received as consideration equity securities in privately held companies. The Company recorded the revenue at the estimated fair value of the advertising exchanged based upon the fair value of the advertising sold for cash within contracts.

        Barter Transactions—The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities. The Company records barter transactions at the estimated fair value of the advertising exchanged based on fair value received for similar advertising from cash paying customers. Revenues for advertising barter transactions are recognized when advertising is provided, and products and services received are charged to expense when used. Any timing differences between the delivery of the bartered revenue and the use of the bartered expense products and services are recorded through accounts receivable. Revenue from barter transactions for the years ended December 31, 2015, January 1, 2015 and December 26, 2013 was $2.0 million, $1.3 million and $1.9 million, respectively. Expense recorded from barter transactions for the years ended December 31, 2015, January 1, 2015 and December 26, 2013 was $2.5 million, $1.2 million and $2.9 million, respectively.

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

        Payments to the founding members of a theatre access fee is comprised of a payment per theatre attendee, a payment per digital screen and a payment per digital cinema projector equipped in the theatres, all of which escalate over time. Refer to Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

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

        Restricted Cash—As of December 31, 2015 and January 1, 2015, other non-current assets included restricted cash of $0.3 million, which secures a letter of credit used as a lease deposit on the Company's New York office.

        Concentration of Credit Risk and Significant Customers—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management's evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk with respect to national and regional advertising is reduced by transacting with founding members or large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. The Company has smaller contracts with thousands of local clients that are not individually significant. As of December 31, 2015 and January 1, 2015, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company's outstanding gross receivable balance. During the years ended December 31, 2015, January 1, 2015 and December 26, 2013, there were no customers that accounted for more than 10% of revenue.

        Receivables consisted of the following (in millions):

	As of
	December 31, 2015	January 1, 2015
Trade accounts	$153.6	$119.4
Other	0.9	1.4
Less: Allowance for doubtful accounts	(5.6)	(4.3)

Total	$148.9	$116.5

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

        Software and website development costs developed or obtained for internal use are accounted for in accordance with ASC 350—Internal Use Software and ASC 350—Website Development Costs. The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of software costs related primarily to the Company's inventory management systems and digital network distribution system (DCS) and website development costs, which are included in equipment, are depreciated over three to five years. As of December 31, 2015 and January 1, 2015, the Company had a net book value of $7.4 million and $9.5 million, respectively, of capitalized software and website development costs. Approximately $5.0 million, $6.5 million and $6.1 million was recorded for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively, in depreciation expense related to software and website development. For the years ended December 31, 2015, January 1, 2015 and December 26, 2013, the Company recorded $1.5 million, $1.7 million and $1.8 million in research and development expense, respectively.

        The Company assesses impairment of long-lived assets pursuant with ASC 360—Property, Plant and Equipment. This includes determining if certain triggering events have occurred that could affect the value of an asset. The Company recorded losses of $0.4 million, $0.4 million and $0.0 million related to the write-off of property, plant and equipment during the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively.

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

        Debt Issuance Costs—In relation to the issuance of outstanding debt discussed in Note 8—Borrowings, there is a balance of $12.9 million and $15.5 million in deferred financing costs as of December 31, 2015 and January 1, 2015, respectively. The debt issuance costs are being amortized on a straight-line basis over the terms of the underlying obligation and are included in interest on borrowings, which approximates the effective interest method.

        The changes in debt issuance costs are as follows (in millions):

	Years Ended
	December 31, 2015	January 1, 2015	December 26, 2013
Beginning balance	$15.5	$17.7	$18.3
Debt issuance payments	—	0.6	3.4
Amortization of debt issuance costs	(2.6)	(2.8)	(2.8)
Write-off of debt issuance costs	—	—	(1.2)

Ending balance	$12.9	$15.5	$17.7

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Other Investments—Other investments consisted of the following (in millions):

	As of
	December 31, 2015	January 1, 2015
Investment in AC JV, LLC(1)	$1.2	$1.3
Other investments(2)	4.2	1.2

Total	$5.4	$2.5

(1)
Refer to Note 7—Related Party Transactions.

(2)
The Company received equity securities in some privately held companies as consideration for advertising contracts. The equity securities were accounted for under the cost method and represent an ownership of less than 20%. The Company does not exert significant influence of these companies' operating or financial activities.

        The Company reviews investments accounted for under the cost and equity methods for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be fully recoverable. In order to determine whether the carrying value of investments may have experienced an "other-than-temporary" decline in value necessitating the write-down of the recorded investment, the Company considers various factors including the investees financial condition and quality of assets, the length of time the investee has been operating, the severity and nature of losses sustained in current and prior years, qualifications in accountant's reports due to liquidity or going concern issues, investee announcements of adverse changes, downgrading of investee debt, regulatory actions, loss of principal customer, negative operating cash flows or working capital deficiencies and the record of an impairment charge by the investee for goodwill, intangible or long-lived assets. If a determination is made that an other-than-temporary impairment exists, the Company writes down its investment to fair value. During the years ended December 31, 2015, January 1, 2015 and December 26, 2013, the Company recorded other-than-temporary impairment charges of $0.0 million, $0.0 million and $0.8 million, respectively. The impairment charge during 2013 brought the investment to a remaining fair value of $0.0 million.

        Share-Based Compensation—Through 2012, NCM, Inc. issued stock options, restricted stock and restricted stock units. Since 2013, NCM, Inc. has only issued restricted stock and restricted stock units. Restricted stock and restricted stock units vest upon the achievement of NCM, Inc. performance measures and service conditions or only service conditions. Compensation expense of restricted stock that vests upon the achievement of NCM, Inc. performance measures is based on management's financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares expected to vest. Ultimately, NCM, Inc. adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued when declared on unvested restricted stock that is expected to vest and are only paid with respect to shares that actually vest.

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

  Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which was issued in August 2015, revised the effective date for this standard to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning after December 15, 2016, for public entities. The standard allows for either a full retrospective or a modified retrospective transition

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

method. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its audited financial statements or notes thereto, as well as, which transition method it intends to use and the impact of adopting this guidance.

        In January 2015, the FASB issued Accounting Standards Update 2015-01, Income Statement Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items ("ASU 2015-01"), which eliminates the concept of extraordinary items from GAAP. Under ASU 2015-01, reporting entities will no longer be required to assess whether an underlying event or transaction is extraordinary, however, presentation and disclosure guidance for items that are unusual in nature or occur infrequently are retained, and are expanded to include items that are both unusual in nature and infrequently occurring. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. A reporting entity may apply ASU 2015-01 prospectively. A reporting entity may also apply ASU 2015-01 retrospectively to all periods presented in the financial statements. The Company expects to adopt this accounting guidance in its first quarter of 2016 and does not expect the application of ASU 2015-01 to have a material impact in the audited financial statements or notes thereto.

        In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 amends current consolidation guidance by modifying the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminating the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the application of ASU 2015-02 to have a material impact in the audited financial statements or notes thereto.

        In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which provides guidance for simplifying the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. This guidance will be effective for fiscal years beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The standard requires application on a retrospective basis and represents a change in accounting principle. In addition, in August 2015, Accounting Standards Update 2015-15, Interest—Imputation of Interest, was released which added SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The impact of ASU 2015-03 and ASU 2015-15 on the Company's financial statements includes a reclassification of net deferred financing costs related to the Company's Term Loans, Senior Secured Notes and Senior Unsecured

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Notes to be presented in the Balance Sheets as a direct deduction from the carrying amount of those borrowings, while net deferred financing costs related to the Company's Revolving Credit Facility will remain an asset. As of December 31, 2015, the Company had $10.7 million of net deferred financing costs related to its Term Loans, Senior Secured Notes and Senior Unsecured Notes. The Company expects to adopt this accounting guidance in its first quarter of 2016.

        In April 2015, the FASB issued Accounting Standards Update 2015-05, "Intangibles-Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASU 2015-05"), which provides guidance on accounting for fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. The Company does not expect the application of ASU 2015-05 to have a material impact in the audited financial statements or notes thereto.

        In January 2016, the FASB issued Accounting Standards Update 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01") which revises the guidance in ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities, and provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. The Company is currently assessing the potential impact of ASU 2016-01 on the audited financial statements and related disclosures.

        In February 2016, the FASB issued Accounting Standards Update 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently assessing the potential impact of ASU 2016-02 on the audited financial statements and related disclosures.

        The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its audited financial statements.

2. DIVESTITURE

        On December 26, 2013, the Company sold its Fathom Events business to a newly formed limited liability company (AC JV, LLC) owned 32% by each of the founding members and 4% by NCM LLC. In consideration for the sale, the Company received a total of $25.0 million in promissory notes from the founding members (one-third or approximately $8.3 million from each founding member). The

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

2. DIVESTITURE (Continued)

notes receivable bear interest at a fixed rate of 5.0% per annum, compounded annually. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. Due to the related party nature of the transaction, the Company formed a committee of independent directors that hired a separate legal counsel and an investment banking firm who advised the committee and rendered an opinion as to the fairness of the transaction. The Company deconsolidated Fathom Events and recognized a gain on the sale of approximately $26.0 million during the year ended December 26, 2013. The gain was measured as the difference between (a) the net fair value of the retained noncontrolling investment and the consideration received for the sale and (b) the carrying value of Fathom Events net assets (approximately $0.1 million). The Company recorded approximately $0.6 million of expenses related to the sale, which were recorded as a reduction to the gain on the sale. Approximately $1.1 million of the gain recognized related to the re-measurement of the Company's retained 4% interest in AC JV, LLC. The fair value of the Company's retained noncontrolling investment was determined by applying the Company's ownership percentage to the fair value of AC JV, LLC, which was valued using comparative market multiples. Under the terms of the agreement, the assets and liabilities related to Fathom events held prior to the sale were not assumed by the buyer and those pertaining to Fathom events held post-closing were transferred to the buyer.

        Future minimum principal payments under the notes receivable as of December 31, 2015 are approximately as follows (in millions):

Year	Minimum Principal Payments
2016	$4.2
2017	4.2
2018	4.2
2019	4.1
2020	—

Total	$16.7

        On December 26, 2013, NCM LLC amended and restated its existing ESAs with each of the founding members to remove those provisions addressing the rights and obligations related to the digital programming services of the Fathom Events business. These rights and obligations were conveyed to AC JV, LLC in connection with the sale. In connection with the sale, the Company entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for the use of facilities and certain services including creative, technical event management and event management for the newly formed limited liability company. In addition, the Company entered into a services agreement with a term coinciding with the ESAs, which grants the newly formed limited liability company advertising on-screen and on the LEN and a pre-feature program prior to Fathom events reasonably consistent with what was previously dedicated to Fathom. In addition, the services agreement provides that the Company will assist with event sponsorship sales in return for a share of the sponsorship revenue. The Company has also agreed to provide creative and media production services for a fee. For more information, refer to Note 7—Related Party Transactions.

        Due to the Company's continuing equity method investment in the newly formed limited liability company, the operations of Fathom Events and the gain on the sale were recorded in continuing operations on the Statements of Income. Refer to Note 7—Related Party Transactions for further discussion of the investment.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

3. PROPERTY AND EQUIPMENT

        The following is a summary of property and equipment, at cost less accumulated depreciation (in millions):

	As of
	December 31, 2015	January 1, 2015
Equipment, computer hardware and software	$77.1	$89.4
Leasehold improvements	3.4	3.6
Less: Accumulated depreciation	(64.1)	(72.9)

Subtotal	16.4	20.1
Construction in progress	8.7	2.3

Total property and equipment	$25.1	$22.4

        For the years ended December 31, 2015, January 1, 2015 and December 26, 2013, the Company recorded depreciation expense of $9.6 million, $11.1 million, and $10.4 million, respectively.

4. INTANGIBLE ASSETS

        The Company's intangible assets consist of contractual rights to provide its services within the theatres of the founding members and network affiliates. The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs or the term of the contract with the network affiliate. The Company's intangible assets with its founding members are recorded at the fair market value of NCM, Inc.'s publicly traded stock as of the date on which the common membership units were issued. The Company's common membership units are fully convertible into NCM, Inc.'s common stock. The Company also records intangible assets for upfront fees paid to network affiliates upon commencement of a network affiliate agreement. Pursuant to ASC 350-10—Intangibles—Goodwill and Other, the Company's intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the contract with the network affiliate. If common membership units are issued to a founding member for newly acquired theatres that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and the Company can utilize the theatres for all of its services. In addition, if common membership units are issued to a founding member for theatres under an existing on-screen advertising agreement with an alternative provider, NCM LLC may receive payments from the founding member pursuant to the ESAs on a quarterly basis in arrears in accordance with certain run-out provisions ("integration payments"). Integration payments approximate the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theatres with pre-existing advertising agreements. The integration payments are recorded as a reduction to net intangible assets, and not as part of operating income.

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

        The following is a summary of the Company's intangible assets (in millions):

	As of January 1, 2015	Additions(1)	Amortization	Integration Payments(3)	As of December 31, 2015
Gross carrying amount	$557.9	$103.4	$—	$(2.7)	$658.6
Accumulated amortization	(69.3)	—	(22.6)	—	(91.9)

Total intangible assets, net	$488.6	$103.4	$(22.6)	$(2.7)	$566.7

	As of December 26, 2013	Additions(2)	Amortization	Integration Payments(3)	As of January 1, 2015
Gross carrying amount	$540.7	$19.4	$—	$(2.2)	$557.9
Accumulated amortization	(48.7)	—	(20.6)	—	(69.3)

Total intangible assets, net	$492.0	$19.4	$(20.6)	$(2.2)	$488.6

(1)
During the first quarter of 2015, the Company issued 2,160,915 common membership units to its founding members for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC's network during 2014. The Company recorded a net intangible asset of $31.4 million in the first quarter of 2015 as a result of the Common Unit Adjustment.

In December 2015, we issued 4,399,324 common membership units to AMC for attendees added in connection with AMC's acquisition of Starplex Cinemas and other newly built or acquired theatres. We recorded a net intangible asset of approximately $69.3 million for this Common Unit Adjustment.

During 2015, the Company purchased intangible assets for $2.7 million associated with network affiliate agreements.

(2)
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

(3)
Rave Cinemas had pre-existing advertising agreements for some of the theatres it owned prior to its acquisition by Cinemark, as well as, prior to the acquisition of certain Rave theatres by AMC in December 2012. As a result, AMC and Cinemark will make integration payments over the remaining term of those agreements. During the year ended December 31, 2015 and January 1, 2015, the Company recorded a reduction to net intangible assets of $2.7 million and $2.2 million, respectively, related to integration payments due from AMC and Cinemark. During the year ended

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

4. INTANGIBLE ASSETS (Continued)

  December 31, 2015 and January 1, 2015, the founding members paid $2.6 million and $2.1 million, respectively, in integration payments.

        As of December 31, 2015 and January 1, 2015, the Company's intangible assets related to the founding members, net of accumulated amortization was $535.9 million and $458.3 million, respectively with weighted average remaining lives of 21.2 years and 22.2 years as of December 31, 2015 and January 1, 2015, respectively.

        As of December 31, 2015 and January 1, 2015, the Company's intangible assets related to the network affiliates, net of accumulated amortization was $30.8 million and $30.3 million, respectively with weighted average remaining lives of 13.9 years and 14.9 years as of December 31, 2015 and January 1, 2015, respectively.

        For the years ended December 31, 2015, January 1, 2015 and December 26, 2013, the Company recorded amortization expense of $22.6 million, $20.6 million and $16.2 million, respectively. The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Year	Amortization
2016	$24.6
2017	$24.6
2018	$25.0
2019	$26.8
2020	$26.7

5. ACCRUED EXPENSES

        The following is a summary of the Company's accrued expenses (in millions):

	As of December 31, 2015	As of January 1, 2015
Make-good reserve	$3.4	$2.0
Accrued interest	12.5	12.6
Deferred rent	2.1	2.4
Other accrued expenses	0.9	2.0

Total accrued expenses	$18.9	$19.0

6. MEMBERS' DEFICIT

        NCM LLC's founding members received all proceeds from NCM, Inc.'s IPO and related issuances of debt, except for amounts needed to pay out-of-pocket costs of the financings and other expenses. The ESAs with the founding members were amended and restated in conjunction with the IPO under which NCM LLC became the exclusive provider of advertising services to the founding members for a 30-year term. In conformity with accounting guidance of the SEC concerning monetary consideration paid to promoters, such as the founding members, in exchange for property conveyed by the promoters, the excess over predecessor cost was treated as a special distribution. Because the founding members

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

6. MEMBERS' DEFICIT (Continued)

had no cost basis in the ESAs, nearly all payments to the founding members with the proceeds of the IPO and related debt, have been accounted for as distributions. The distributions by NCM LLC to the founding members made at the date of the IPO resulted in a members' deficit.

7. RELATED PARTY TRANSACTIONS

        Founding Member Transactions—In connection with the IPO, the Company entered into several agreements to define and regulate the relationships among the Company, NCM Inc., and the founding members. They include the following:

  •
  ESAs.  Under the ESAs, the Company is the exclusive provider within the United States of advertising services in the founding members' theatres (subject to pre-existing contractual obligations and other limited exceptions for the benefit of the founding members). The advertising services include the use of the DCN equipment required to deliver the on-screen advertising and other content included in the FirstLook pre-show, use of the LEN and rights to sell and display certain lobby promotions. Further, 30 to 60 seconds of advertising included in the FirstLook pre-show is sold to the founding members to satisfy the founding members' on-screen advertising commitments under their beverage concessionaire agreements. In consideration for access to the founding members' theatres, theatre patrons, the network equipment required to display on-screen and LEN video advertising and the use of theatres for lobby promotions, the founding members receive a monthly theatre access fee.

  •
  Common Unit Adjustment Agreement.  The common unit adjustment agreement provides a mechanism for increasing or decreasing the membership units held by the founding members based on the acquisition or construction of new theatres or sale of theatres that are operated by each founding member and included in the Company's network.

  •
  Software License Agreement.  At the date of NCM, Inc.'s IPO, the Company was granted a perpetual, royalty-free license from the founding members to use certain proprietary software that existed at the time for the delivery of digital advertising and other content through the DCN to screens in the U.S. The Company has made improvements to this software since the IPO date and NCM LLC owns those improvements, except for improvements that were developed jointly by the Company and its founding members, if any.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

7. RELATED PARTY TRANSACTIONS (Continued)

        Following is a summary of the transactions between the Company and the founding members (in millions):

	Years Ended
Included in the Statements of Income:	December 31, 2015	January 1, 2015	December 26, 2013
Revenue:
Beverage concessionaire revenue (included in advertising revenue)(1)	$30.0	$38.4	$41.4
Advertising inventory revenue (included in advertising revenue)(2)	0.2	0.3	0.2
Operating expenses:
Theatre access fee(3)	72.5	70.6	69.4
Revenue share from Fathom Events (included in Fathom Events operating costs)(4)	—	—	5.1
Purchase of movie tickets and concession products and rental of theatre space (included in Fathom Events operating costs)(5)	—	—	0.2
Purchase of movie tickets and concession products and rental of theatre space (included in selling and marketing costs)(6)	1.2	0.9	1.4
Purchase of movie tickets and concession products (included in advertising operating costs)(6)	—	—	0.2
Purchase of movie tickets and concession products and rental of theatre space (included in other administrative and other costs)	0.1	0.1
Administrative fee—managing member(7)	17.2	10.2	10.0
Non-operating expenses:
Gain on sale of Fathom Events(8)	—	—	25.4
Interest income from notes receivable (included in interest income)(8)	1.0	1.2	—

(1)
For the six months ended December 31, 2015, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds (with all three founding members having a right to purchase up to 90 seconds) from the Company to satisfy their obligations under their beverage concessionaire agreements at a 30 second equivalent CPM rate specified by the ESA. For the first six months of 2015 and for the years ended December 31, 2015 and January 1, 2015, the founding members purchased 60 seconds of on-screen advertising time.

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

(8)
Refer to discussion of Fathom sale in Note 2—Divestiture.

	As of
Included in the Balance Sheets:	December 31, 2015	January 1, 2015
Current portion of note receivable—founding members(1)	$4.2	$4.2
Long-term portion of note receivable—founding members(1)	12.5	16.6
Prepaid administrative fees to managing member(2)	0.7	0.7
Common unit adjustments and integration payments, net of amortization (included in intangible assets)	535.9	458.3

(1)
Refer to discussion of Fathom sale in Note 2—Divestiture.

(2)
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

        On March 16, 2015, NCM, Inc. announced the termination of the Merger Agreement with Screenvision. After the Merger Agreement was terminated, NCM LLC reimbursed NCM, Inc. for certain expenses pursuant to an indemnification agreement among NCM LLC, NCM, Inc. and the founding members. On March 17, 2015, NCM LLC paid Screenvision an approximate $26.8 million termination payment on behalf of NCM, Inc. This payment was $2 million lower than the reverse termination fee contemplated by the Merger Agreement. During the year ended December 31, 2015, we also either paid directly or reimbursed NCM, Inc. for the legal and other merger-related costs of approximately $15.0 million ($7.5 million incurred by NCM, Inc. during the year ended January 1, 2015 and approximately $7.5 million incurred by us during the year ended December 31, 2015). NCM, Inc. and the founding members each bore a pro rata portion of the termination fee and the related merger

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

7. RELATED PARTY TRANSACTIONS (Continued)

expenses based on their aggregate ownership percentages in NCM LLC when the expenses were incurred.

        Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of NCM, Inc.'s IPO, the Company is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Mandatory distributions for the years ended December 31, 2015, January 1, 2015 and December 26, 2013 are as follows (in millions):

	Years Ended
	December 31, 2015	January 1, 2015	December 26, 2013
AMC	$23.8	$21.9	$29.8
Cinemark	28.7	28.0	36.9
Regal	29.6	29.5	37.1

Total founding members	82.1	79.4	103.8

NCM, Inc.	66.4	67.0	89.6

Total	$148.5	$146.4	$193.4

        Due to the merger termination fee and related merger expenses, the mandatory distributions of available cash to our members for the three months ended April 2, 2015 was calculated as negative $25.5 million ($14.0 million for the founding members and $11.5 million for NCM, Inc.). Therefore, there was no payment made in the second quarter of 2015. Under the terms of the NCM LLC Operating Agreement, this negative amount will be netted against the available cash distributions for the second quarter of 2016, which will be paid in the third quarter of 2016. Until the settlement in the third quarter of 2016, the remaining merger-related costs will be funded through borrowings on the revolving credit facility.

        The mandatory distributions of available cash by the Company to its founding members for the quarter ended December 31, 2015 of $32.3 million, is included in amounts due to founding members in the Balance Sheets as of December 31, 2015 and will be made in the first quarter of 2016. The mandatory distributions of available cash by NCM LLC to its managing member for the quarter ended December 31, 2015 of $25.2 million is included in amounts due to managing member on the Balance Sheets as of December 31, 2015 and will be made in the first quarter of 2016.

        Amounts due to founding members as of December 31, 2015 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$1.8	$1.0	$1.5	$4.3
Cost and other reimbursement	(0.9)	(0.3)	—	(1.2)
Distributions payable to founding members	10.2	10.9	11.3	32.4

Total	$11.1	$11.6	$12.8	$35.5

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

7. RELATED PARTY TRANSACTIONS (Continued)

        Amounts due to founding members as of January 1, 2015 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.8	$0.8	$1.2	$2.8
Cost and other reimbursement	(0.6)	(0.2)	—	(0.8)
Distributions payable to founding members	9.1	11.6	12.2	32.9

Total	$9.3	$12.2	$13.4	$34.9

        Amounts due to/from managing member were comprised of the following (in millions):

	As of December 31, 2015	As of January 1, 2015
Distributions payable	$25.2	$27.7
Cost and other reimbursement	(2.3)	(4.1)

Total	$22.9	$23.6

        Common Unit Membership Redemption—The NCM LLC Operating Agreement provides a redemption right of the founding members to exchange common membership units of NCM LLC for shares of NCM, Inc.'s common stock on a one-for-one basis, or at NCM, Inc.'s option, a cash payment equal to the market price of one share of NCM, Inc. common stock. During the third quarter of 2013, Regal exercised the redemption right of an aggregate 2,300,000 common membership units for a like number of shares of NCM, Inc. common stock. Such redemptions took place immediately prior to the closing of an underwritten public offering and the closing of an overallotment option. NCM, Inc. did not receive any proceeds from the sale of its common stock by Regal. During the fourth quarter of 2015, AMC exercised the redemption right of an aggregate 200,000 common membership units for a like number of shares of NCM, Inc.'s common stock. These shares were not sold and as of December 31, 2015 AMC owned 200,000 shares of NCM, Inc. common stock.

        AC JV, LLC Transactions—The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures ("ASC 323-30") because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company's interest is so minor that it would have virtually no influence over partnership operating and financial policies. Although NCM LLC does not have a representative on AC JV, LLC's Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance. The Company's investment in AC JV, LLC was $1.2 million and $1.3 million as of December 31, 2015 and January 1, 2015, respectively. During the year ended December 31, 2015, we received a cash

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

7. RELATED PARTY TRANSACTIONS (Continued)

distribution from AC JV, LLC of $0.2 million. Following is a summary of the transactions between NCM LLC and AC JV, LLC (in millions):

	Years Ended
Included in the Statements of Income:	December 31, 2015	January 1, 2015	December 26, 2013
Transition services (included in network costs)(1)	$0.1	$0.2	$—
Equity in earnings of non-consolidated entities (included in other non-operating expense)	0.1	0.2	—

(1)
In connection with the sale of Fathom Events, NCM LLC entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for the use of facilities and certain services including creative, technical event management and event management for the newly formed limited liability company. These fees received by NCM LLC are included as an offset to network costs in the audited Statements of Income.

        Related Party Affiliates—The Company enters into network affiliate agreements with network affiliates for NCM LLC to provide in-theatre advertising at theatre locations that are owned by companies that are affiliates of certain of the founding members or directors of NCM, Inc. Related party affiliate agreements are entered into at terms that are similar to those of the Company's other network affiliates. We have an agreement with LA Live, an affiliate of The Anschutz Corporation. The Anschutz Corporation is a wholly-owned subsidiary of the Anschutz Company, which is the controlling stockholder of Regal. During the years ended December 31, 2015, January 1, 2015 and December 26, 2013, there was approximately $0.2 million, $0.2 million and $0.2 million, respectively, included in advertising operating costs related to LA Live, and there was approximately $0.1 million and $0.1 million of accounts payable with this company as of December 31, 2015 and January 1, 2015, respectively.

        Other Transactions—The Company had an agreement with an interactive media company to sell some of its online inventory. One of NCM, Inc.'s directors is also a director of this media company. During the years ended December 31, 2015, January 1, 2015 and December 26, 2013, this company generated approximately $0.0 million, $0.3 million, and $0.6 million, respectively, in revenue for NCM LLC and there was approximately $0.3 million and $0.3 million, respectively, of accounts receivable due from this company as of December 31, 2015 and January 1, 2015.

        NCM LLC has an agreement with AEG Live, an affiliate of The Anschutz Corporation, for AEG Live to showcase musical artists in the FirstLook pre-show. The Anschutz Corporation is a wholly-owned subsidiary of the Anschutz Company, which is the controlling stockholder of Regal. During the years ended December 31, 2015, January 1, 2015 and December 26, 2013 NCM LLC received approximately $1.6 million, $0.7 million and $0.2 million, respectively, in revenue from AEG Live and as of December 31, 2015 and January 1, 2015, had $0.4 million and $0.4 million, respectively, of accounts receivable from AEG Live.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

8. BORROWINGS

        The following table summarizes the Company's total outstanding debt as of December 31, 2015 and January 1, 2015 and the significant terms of its borrowing arrangements:

	Outstanding Balance as of
Borrowings ($ in millions)	December 31, 2015	January 1, 2015	Maturity Date	Interest Rate
Revolving Credit Facility	$66.0	$22.0	November 26, 2019	(1)
Term Loans	270.0	270.0	November 26, 2019	(1)
Senior Unsecured Notes	200.0	200.0	July 15, 2021	7.875%
Senior Secured Notes	400.0	400.0	April 15, 2022	6.000%

Total	$936.0	$892.0

(1)
The interest rates on the revolving credit facility and term loan are described below.

        Senior Secured Credit Facility—As of December 31, 2015, the Company's senior secured credit facility consisted of a $135.0 million revolving credit facility and a $270.0 million term loan. On June 18, 2014, the Company entered into an incremental amendment of its senior secured credit facility whereby the revolving credit facility was increased by $25.0 million. In addition, on July 2, 2014, the Company entered into an amendment of its senior secured credit facility whereby the maturity date was extended by two years to November 26, 2019, which corresponds to the maturity date of the $270 million term loans. The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC.

        Revolving Credit Facility—The revolving credit facility portion of the total borrowings is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.

        As of December 31, 2015, the Company's total availability under the $135.0 million revolving credit facility was $69.0 million. The unused line fee is 0.50% per annum. Borrowings under the revolving credit facility bear interest at the Company's option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the senior secured credit facility). The applicable margins on the revolving credit facility are the LIBOR index plus 2.00% or the base rate plus 1.00%. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of December 31, 2015 was 2.24%. On December 31, 2014, $14.0 million of the revolving credit facility matured and NCM LLC paid the balance in full, along with any accrued and unpaid fees and interest. The maturity date applicable to the remaining revolving credit facility principal is November 26, 2019.

        Term Loans—In connection with the amendment of its senior secured credit facility on May 2, 2013, the interest rate on the term loans decreased by 50 basis points to a rate at NCM LLC's option of either the LIBOR index plus 2.75% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 1.75%. The weighted-average interest rate on

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

8. BORROWINGS (Continued)

the term loans as of December 31, 2015 was 2.99%. Interest on the term loans is currently paid monthly.

        The senior secured credit facility contains a number of covenants and financial ratio requirements, with which the Company was in compliance at December 31, 2015, including maintaining a consolidated net senior secured leverage ratio of 6.5 times on a quarterly basis. NCM LLC is permitted to make quarterly dividend payments and other payments based on leverage ratios for NCM LLC and its subsidiaries so long as no default or event of default has occurred and continues to occur. The quarterly dividend payments and other distributions are made even if consolidated net senior secured leverage ratio is less than or equal to 6.5 times. In addition, there are no borrower distribution restrictions as long as the Company's consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants. If there are limitations on the restricted payments, the Company may not declare or pay any dividends, or make any payments on account of NCM LLC, or set aside assets for the retirement or other acquisition of capital stock of the borrower or any subsidiaries, or make any other distribution for obligations of NCM LLC. When these restrictions are effective, the Company may still pay the services fee and reimbursable costs pursuant to terms of the management agreement. NCM LLC can also make payments pursuant to the tax receivable agreement in the amount, and at the time necessary to satisfy the contractual obligations with respect to the actual cash tax benefits payable to the founding members. As of December 31, 2015, the Company's consolidated net senior secured leverage ratio was 3.3 times (versus the covenant of 6.5 times).

        Senior Unsecured Notes due 2021—On July 5, 2011, the Company completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes for which the registered exchange offering was completed on September 22, 2011. The Senior Unsecured Notes pay interest semi-annually in arrears on January 15 and July 15 of each year, which commenced January 15, 2012. The notes are subordinated to all existing and future secured debt, including indebtedness under the Company's existing senior secured credit facility and the Senior Secured Notes defined below. The Senior Unsecured Notes contain certain non-maintenance covenants with which the Company was in compliance as of December 31, 2015.

        Senior Secured Notes due 2022—On April 27, 2012, the Company completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes for which the registered exchange offering was completed on November 26, 2012. The Senior Secured Notes pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012. The Senior Secured Notes are senior secured obligations of NCM LLC, rank the same as the senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures the obligations under the senior secured credit facility. The Senior Secured Notes contain certain non-maintenance covenants with which the Company was in compliance as of December 31, 2015.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

8. BORROWINGS (Continued)

        Future Maturities of Borrowings—The scheduled annual maturities on the Senior Secured Credit Facility and Senior Secured and Senior Unsecured Notes as of December 31, 2015 are as follows (in millions):

Year	Amount
2016	$—
2017	—
2018	—
2019	336.0
2020	—
Thereafter	600.0

Total	$936.0

9. SHARE-BASED COMPENSATION

        The NCM, Inc. 2007 Equity Incentive Plan, as amended (the "Equity Incentive Plan"), reserves 12,974,589 shares of common stock available for issuance or delivery under the Equity Incentive Plan of which 3,636,589 shares remain available for future grants as of December 31, 2015 (assuming 100% achievement of targets on performance-based restricted stock). The management services agreement provides that the Company may participate in the Equity Incentive Plan. The types of awards that may be granted under the Equity Incentive Plan include stock options, stock appreciation rights, restricted stock, restricted stock units or other stock based awards. Stock options awarded under the Equity Incentive Plan are granted with an exercise price equal to the closing market price of NCM, Inc. common stock on the date NCM, Inc.'s board of directors approves the grant. Upon vesting of the restricted stock awards or exercise of options, NCM LLC will issue common membership units to NCM, Inc. equal to the number of shares of NCM, Inc.'s common stock represented by such awards. Options and restricted stock vest annually over a three or five-year period and options have either 10-year or 15-year contractual terms. A forfeiture rate of 5% was estimated to reflect the potential separation of employees. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the Equity Incentive Plan. In addition, certain restricted stock awards include performance vesting conditions, which permit vesting to the extent that the Company achieves specified non-GAAP targets at the end of the measurement period. The length of the measurement period is two to three years. Restricted stock units granted to non-employee directors vest after approximately one year.

        Compensation Cost—The Company recognized $14.8 million, $7.7 million and $5.9 million for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively, of share-based compensation expense and $0.3 million, $0.1 million and $0.1 million was capitalized during the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively. Share-based compensation costs are included in network operations, selling and marketing, administrative expense and administrative fee—managing member in the accompanying audited financial statements. These costs represent both non-cash charges and cash charges paid through the administrative fee with the managing member. The amount of share-based compensation costs that were non-cash were approximately $8.0 million, $4.6 million and $3.2 million for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

9. SHARE-BASED COMPENSATION (Continued)

        As of December 31, 2015, unrecognized compensation cost related to unvested options was approximately $0.0 million as stock options were fully vested as of December 31, 2015. As of December 31, 2015, unrecognized compensation cost related to restricted stock and restricted stock units was approximately $19.6 million, which will be recognized over a weighted average remaining period of 1.8 years.

        Stock Options—A summary of option award activity under the Equity Incentive Plan as of December 31, 2015, and changes during the year then ended are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2015	3,004,841	$16.53
Granted	—	—
Exercised	(104,837)	$12.25
Forfeited	(192,252)	$17.93
Expired	—	—

Outstanding as of December 31, 2015	2,707,752	$16.60	4.8	$1.4

Exercisable as of December 31, 2015	2,707,752	$16.60	4.8	$1.4
Vested and expected to vest as of December 31, 2015	2,707,752	$16.60	4.8	$1.4

        The Company did not grant stock options during the years ended December 31, 2015, January 1, 2015 or December 26, 2013. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing valuation model. The intrinsic value of options exercised during the year was $0.4 million, $0.2 million and $6.1 million for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively. The total fair value of awards vested during the years ended December 31, 2015, January 1, 2015 and December 26, 2013 was $0.7 million, $2.2 million and $4.9 million, respectively.

        Restricted Stock and Restricted Stock Units—Under the non-vested stock program, common stock of the Company may be granted at no cost to officers, independent directors and employees, subject to requisite service and/or meeting financial performance targets, and as such restrictions lapse, the award vests in that proportion. The participants are entitled to cash dividends and to vote their respective shares (in the case of restricted stock), although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period. Additionally, the accrued cash dividends for 2013, 2014 and 2015 grants are subject to forfeiture during the restricted period should the underlying shares not vest.

        The weighted average grant date fair value of non-vested stock was $14.76, $19.18 and $15.17 for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively. The total fair value of awards vested was $11.6 million, $3.6 million and $7.5 million during the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

9. SHARE-BASED COMPENSATION (Continued)

        As of December 31, 2015, the total number of restricted stock and restricted stock units that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based restricted stock is 2,337,754.

        A summary of restricted stock award and restricted stock unit activity under the Equity Incentive Plan as of December 31, 2015, and changes during the year then ended are presented below:

	Number of Restricted Shares and Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested balance as of January 1, 2015	2,155,996	$16.40
Granted	1,290,185	14.76
Vested	(274,059)	17.98
Forfeited	(608,485)	13.80

Non-vested balance as of December 31, 2015	2,563,637	$16.03

10. EMPLOYEE BENEFIT PLANS

        The Company sponsors the NCM 401(k) Profit Sharing Plan (the "Plan") under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $1.3 million, $1.0 million and $1.0 million during the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively.

11. COMMITMENTS AND CONTINGENCIES

        Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect, individually and in aggregate, on its financial position, results of operations or cash flows.

        Operating Commitments—The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing and software development personnel. Total lease expense for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, was $2.3 million, $2.2 million and $2.3 million, respectively.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

        Future minimum lease payments under noncancelable operating leases as of December 31, 2015 are as follows (in millions):

Year	Minimum Lease Payments
2016	$2.7
2017	2.1
2018	1.8
2019	1.8
2020	1.7
Thereafter	1.0

Total	$11.1

        Minimum Revenue Guarantees—As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company. As of December 31, 2015, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $38.3 million over the remaining terms of the network affiliate agreements, which calculation does not include any potential extensions offered subsequent to December 31, 2015. As of December 31, 2015 and January 1, 2015, the Company had no liabilities recorded for these obligations, as such guarantees are less than the expected share of revenue paid to the affiliate.

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

        As of December 31, 2015 and January 1, 2015, the Company had other investments of $5.4 million and $2.5 million, respectively. The fair value of these investments has not been estimated as of December 31, 2015 as there were no identified events or changes in the circumstances that had a

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

12. FAIR VALUE MEASUREMENTS (Continued)

significant adverse effect on the fair value of the investments and it is not practicable to do so because the equity securities are not in publicly traded companies. Refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies for more details. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.

        As of December 31, 2015, the Company had notes receivable totaling $16.7 million from its founding members related to the sale of Fathom Events, as described in Note 2—Divestiture. These notes were initially valued using comparative market multiples. There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable. The notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs.

        Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company's financial instruments where carrying values do not approximate fair value are as follows (in millions):

	As of December 31, 2015		As of January 1, 2015
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
Term Loans	$270.0	$269.3	$270.0	$257.9
Senior Unsecured Notes	200.0	208.4	200.0	210.8
Senior Secured Notes	400.0	414.5	400.0	400.8

(1)
The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company's analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        During 2012, the Company terminated interest rate swap agreements that were used to hedge its interest rate risk associated with its term loan. Following the termination of the swap agreements, the variable interest rate on the Company's $270.0 million term loan is unhedged and as of December 31, 2015 and January 1, 2015, the Company did not have any outstanding derivative assets or liabilities. A portion of the breakage fees paid to terminate the swap agreements was for swaps in which the underlying debt remained outstanding. The balance in AOCI related to these swaps was fixed and was amortized into earnings over the remaining period during which interest payments were hedged, or February 13, 2015. The Company considered the guidance in ASC 815, Derivatives and Hedging which states that amounts in AOCI shall be reclassified into earnings in the same period or periods during

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

which the hedged forecasted transaction affects earnings. As of December 31, 2015, there were no amounts outstanding related to these discontinued cash flow hedges.

	Year Ended
	December 31, 2015	January 1, 2015	December 26, 2013	Income Statement Location
Balance at beginning of period	$(1.6)	$(11.6)	$(21.9)
Amounts reclassified from AOCI:
Amortization on discontinued cash flow hedges	1.6	10.0	10.3	Amortization of terminated derivatives

Total amounts reclassified from AOCI	1.6	10.0	10.3

Net other comprehensive income	1.6	10.0	10.3

Balance at end of period	$—	$(1.6)	$(11.6)

14. SEGMENT REPORTING

        Advertising revenue accounted for 100.0%, 100.0% and 92.1%, of revenue for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively. The following tables present revenue, less directly identifiable expenses to arrive at income before income taxes for the advertising reportable segment, the combined Fathom Events operating segments (disposed on December 26, 2013), and network, administrative and unallocated costs. Refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies.

	Year Ended December 31, 2015 (in millions)
	Advertising	Fathom Events(1)	Network, Administrative and Unallocated Costs	Total
Revenue	$446.5	$—	$—	$446.5
Operating costs	103.3	—	17.8	121.1
Selling and marketing costs	66.8	—	5.5	72.3
Administrative and other costs	3.5	—	35.1	38.6
Merger termination fee and related merger costs	—	—	41.8	41.8
Depreciation and amortization	—	—	32.2	32.2
Interest and other non-operating costs	—	—	52.9	52.9

Income (loss) before income taxes	$272.9	$—	$(185.3)	$87.6

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

14. SEGMENT REPORTING (Continued)

	Year Ended January 1, 2015 (in millions)
	Advertising	Fathom Events(1)	Network, Administrative and Unallocated Costs	Total
Revenue	$394.0	$—	$—	$394.0
Operating costs	97.0	—	18.3	115.3
Selling and marketing costs	54.8	—	2.8	57.6
Administrative and other costs	2.8	—	26.7	29.5
Depreciation and amortization	—	—	32.4	32.4
Interest and other non-operating costs	—	—	62.1	62.1

Income (loss) before income taxes	$239.4	$—	$(142.3)	$97.1

	Year Ended December 26, 2013 (in millions)
	Advertising	Fathom Events(1)	Network, Administrative and Unallocated Costs	Total
Revenue	$426.3	$36.5	$—	$462.8
Operating costs	98.4	25.5	18.7	142.6
Selling and marketing costs	56.1	3.6	1.8	61.5
Administrative and other costs	2.9	0.9	26.3	30.1
Depreciation and amortization	—	—	26.6	26.6
Interest and other non-operating costs	—	—	38.4	38.4

Income (loss) before income taxes	$268.9	$6.5	$(111.8)	$163.6

        The following is a summary of revenue by category (in millions):

	Years Ended
	December 31, 2015	January 1, 2015	December 26, 2013
National advertising revenue	$309.5	$258.8	$295.0
Local and regional advertising revenue	107.0	96.8	89.9
Founding member advertising revenue from beverage concessionaire agreements	30.0	38.4	41.4
Fathom Consumer revenue(1)	—	—	34.4
Fathom Business revenue(1)	—	—	2.1

Total revenue	$446.5	$394.0	$462.8

(1)
Fathom Events was sold on December 26, 2013 as discussed in Note 7—Related Party Transactions.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

15. VALUATION AND QUALIFYING ACCOUNTS

        The Company's valuation allowance for doubtful accounts for the years ended December 31, 2015, January 1, 2015 and December 26, 2013 were as follows (in millions):

	Years Ended
	December 31, 2015	January 1, 2015	December 26, 2013
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$4.3	$5.7	$4.5
Provision for bad debt	1.9	(0.1)	2.1
Write-offs, net	(0.6)	(1.3)	(0.9)

Balance at end of period	$5.6	$4.3	$5.7

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following represents selected information from the Company's unaudited quarterly Statements of Income for the years ended December 31, 2015 and January 1, 2015 (in millions):

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$76.9	$121.5	$111.7	$136.4
Operating expenses	101.1	66.1	63.9	74.9
Operating (loss) income	(24.2)	55.4	47.8	61.5
Net (loss) income	(38.7)	42.4	34.8	49.0

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$70.2	$99.9	$100.8	$123.1
Operating expenses	57.4	57.9	58.1	61.4
Operating income	12.8	42.0	42.7	61.7
Net (loss) income	(2.8)	26.4	27.0	45.7

Independent Auditor's Report

The Members
Digital Cinema Implementation Partners, LLC

        We have audited the accompanying consolidated financial statements of Digital Cinema Implementation Partners, LLC and Subsidiaries, which comprise the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, members' equity and cash flows for each of the three years in the period ended December 31, 2015, and the related notes to the financial statements.

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

Opinion

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Cinema Implementation Partners, LLC and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in accordance with accounting principles generally accepted in the United States of America.

/s/ COHNREZNICK LLP

Roseland, New Jersey
February 19, 2016

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$17,605	$15,610
Accounts receivable, net	30,968	37,379
Other current assets	260	240

Total current assets	48,833	53,229
Property and equipment, net	783,625	836,932
Deferred financing costs, net	3,789	6,622
Deferred warranty reimbursement costs, net	125,141	149,096
Restricted cash	5,931	6,904
Derivative assets	444	2,586
Other noncurrent assets	36,994	42,277

Total assets	$1,004,757	$1,097,646

Liabilities and Members' Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,790	$7,218
Warranty reimbursement liability, current	23,743	16,818

Total current liabilities	32,533	24,036
Warranty reimbursement liability (excluding current)	177,653	201,249
Long-term debt (excluding current)	465,000	620,000
Other noncurrent liabilities	6	33

Total liabilities	675,192	845,318
Commitments
Members' equity	329,565	252,328

Total liabilities and members' equity	$1,004,757	$1,097,646

See Notes to Consolidated Financial Statements.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in thousands)

	Years Ended December 31,
	2015	2014	2013
REVENUES
Virtual print fees	$178,993	$174,769	$172,176
Exhibitor lease fees	14,962	14,783	14,441
Alternative content fees	1,657	1,364	811
Peak period payments	2,930	1,483	569
Management fees	3,027	2,628	2,185
Sales Revenue	44	—	—

Subtotal, operating revenues	201,613	195,027	190,182
Warranty reimbursement costs	(24,075)	(23,885)	(23,480)
Exhibitor lease, step-up rent adjustment	(5,282)	(418)	15,957

Net operating revenues	172,256	170,724	182,659

OPERATING EXPENSES
General and administrative	8,066	8,371	6,620
Depreciation and amortization	60,741	60,397	59,804

Total operating expenses	68,807	68,768	66,424

Operating income	103,449	101,956	116,235

INTEREST EXPENSE
Interest expense	21,194	31,305	52,443
Paid-in-kind interest	—	(13)	1,472
Amortization of deferred financing costs	2,833	2,869	4,776
Derivative (gain)	—	—	(2,490)

Total interest expense	24,027	34,161	56,201

OTHER INCOME (EXPENSE)
Interest income	2	12	12
Gain (loss) on sale of assets	104	(129)	191
Loss on refinancing	—	(5,982)	(11,145)
Other income	74	54	80

Total other income (expense)	180	(6,045)	(10,862)

Income before taxes	79,602	61,750	49,172
Income tax expense	347	456	213

Net income	79,255	61,294	48,959
OTHER COMPREHENSIVE INCOME (LOSS)
Gain (loss) on interest rate swap contracts	(2,142)	(2,515)	5,101

Comprehensive income	$77,113	$58,779	$54,060

See Notes to Consolidated Financial Statements.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

($ in thousands)

	Years Ended December 31,
	2015	2014	2013
Balance, beginning of year	$252,328	$201,760	$139,586
Capital contributions	4,424	6,789	8,114
Distributions to Members	(4,300)	(15,000)	—
Net income	79,255	61,294	48,959

Balance before other comprehensive income (loss)	331,707	254,843	196,659
Other comprehensive income (loss)—gain (loss) on derivatives	(2,142)	(2,515)	5,101

Balance, end of year	$329,565	$252,328	$201,760

See Notes to Consolidated Financial Statements.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Years Ended December 31,
	2015	2014	2013
Operating activities:
Net income	$79,255	$61,294	$48,959
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	60,741	60,397	59,804
Amortization of deferred warranty reimbursement costs	24,075	23,885	23,480
Amortization of deferred financing costs	2,833	2,869	4,776
Derivative (gain)	—	—	(2,490)
(Gain) loss on sale of assets	(104)	129	(191)
Loss on refinancing	—	5,982	11,145
Paid-in-kind interest	—	(13)	1,472
Changes in operating assets and liabilities:
Accounts receivable	6,411	(3,268)	2,842
Other current and noncurrent assets	5,263	425	(15,951)
Accounts payable and accrued liabilities	1,359	707	(2,078)
Warranty reimbursement liability	(12,096)	(8,199)	(4,778)
Payment of prior period warranty reimbursement liability	(3,314)	(2,272)	(1,361)
Derivative liabilities	—	—	(26,929)
Other noncurrent liabilities	(27)	(25)	(18)

Net cash provided by operating activities	164,396	141,911	98,682

Investing activities:
Purchase of property and equipment	(8,874)	(17,401)	(39,168)
Payment of prior period property and equipment	(1,480)	(2,407)	(17,299)
Sale of property and equipment	1,856	1,955	1,616
Restricted cash	973	1,948	2,543

Net cash used in investing activities	(7,525)	(15,905)	(52,308)

Financing activities:
Increase in long-term debt	—	30,000	680,000
Paydown of long-term debt	(155,000)	(238,185)	(641,150)
Capital contributions from Members	4,424	6,789	8,114
Distributions to Members	(4,300)	(15,000)	—
Deferred financing costs	—	—	(6,499)

Net cash provided by (used in) financing activities	(154,876)	(216,396)	40,465

Net increase (decrease) in cash and cash equivalents	1,995	(90,390)	86,839
Cash and cash equivalents, beginning of year	15,610	106,000	19,161

Cash and cash equivalents, end of year	$17,605	$15,610	$106,000

Supplemental schedule of non-cash investing and financing activities
Additions to property and equipment included in accounts payable and accrued liabilities	$312	$1,480	$2,407

Warranty reimbursement payable in accounts payable and accrued liabilities	$4,695	$3,314	$2,272

Deferred warranty asset and warranty reimbursement obligation	$120	$1,122	$4,988

See Notes to Consolidated Financial Statements.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Nature of Operations

        Digital Cinema Implementation Partners, LLC, ("DCIP", and together with its consolidated wholly-owned subsidiaries, the "Company") was formed as a Delaware limited liability company on February 12, 2007 for the purpose of raising third-party capital to purchase and deploy digital cinema projection equipment ("Digital Systems") in theatres located throughout the United States and Canada. The Company will continue in perpetuity. The Company is headquartered in New Jersey and has offices in Colorado and Minnesota. The Company is owned by its founding members American Multi-Cinema, Inc. ("AMC"), Cinemark Media, Inc. ("Cinemark") and Regal/DCIP Holdings, LLC ("Regal") (collectively, the "Founding Members").

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

        On June 20, 2011, DCIP and Canadian Digital Cinema Partnership ("CDCP") entered into a long-term management services agreement (an "MSA" and with respect to CDCP, the "CDCP MSA") to manage a similar deployment of Digital Systems in Canada and to perform certain other specified services for CDCP related thereto (see Note 2). CDCP is a Canadian limited partnership formed by Cineplex Entertainment LP ("Cineplex") and Empire Theatres Ltd. ("Empire") to facilitate the purchase and deployment of Digital Systems to their theatres in Canada. On April 1, 2012, DCIP entered into a long-term MSA with Cinemark USA, Inc., a Texas corporation and an affiliate of Cinemark, to manage deployment of Digital Systems to theatres operated by its affiliates in Latin America (the "CNI MSA"). On September 1, 2014, DCIP entered into a long-term MSA with AC JV, LLC ("Fathom Events"), an affiliate of the Exhibitors, to provide it with management services and amended the agreement on April 1, 2015 to include additional services.

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

Concentration of credit risk

        For the years ended December 31, 2015, 2014 and 2013, the Company had five customers that represented 57%, 56% and 55%, respectively, of operating revenues and at December 31, 2015 and 2014, five customers that represented 68% and 61%, respectively, of net accounts receivable. These customers are each parties to DCDAs. None of the Company's other customers individually represented more than 10% of operating revenues or accounts receivable at December 31, 2015 or 2014, or for the years ended December 31, 2015, 2014 and 2013.

        The Company has credit risk associated with certain accounts receivable, which consists primarily of amounts owed by the Major Studios and other digital content distributors. The Company actively monitors the status of its accounts receivable and has mechanisms in place to minimize the potential for incurring material accounts receivable credit losses. At December 31, 2015 and 2014, management has determined that there is no requirement for an allowance for doubtful accounts.

Concentration of suppliers

        The Company currently purchases Digital System components from a limited number of suppliers. In 2015 and 2014, four suppliers represented 82% and 85%, respectively, of the amount spent by the

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Company on Digital System component purchases, and in 2013, two suppliers represented 68% of the amount spent by the Company on Digital System component purchases.

Concentration in foreign countries

        The Company originally leased Digital Systems to AMC (pursuant to its ELA) for theatres located in Canada and receives revenues from CDCP pursuant to the CDCP MSA. In 2013, AMC sold the last of its Canadian theatres and, as a result, the Company no longer leases Digital Systems to AMC in Canada. The revenue previously earned from these operations was paid to the Company in U.S. dollars. For the years ended December 31, 2015, 2014 and 2013, revenues earned from Canadian sources totaled $1,784,000, $1,776,000 and $1,784,000, respectively. The carrying value of equipment deployed in Canada at December 31, 2015 and 2014 was zero. Revenue earned by the Company under the CNI MSA for theatres located in Latin America was $825,000, $794,000 and $412,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Deferred financing costs, net

        Deferred financing costs are amortized on an interest method basis for the Credit Facility and a straight-line basis for the Note Facility (prior to its retirement on March 31, 2014), each as described in Note 7 and each by a charge to interest expense over the terms of the respective financing agreements. Accumulated amortization of deferred financing costs at December 31, 2015 and 2014 totaled $7,340,000 and $4,507,000, respectively.

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

        The Company utilizes valuation techniques that maximize the use of observable inputs (Levels 1 and 2) and minimize the use of unobservable inputs (Level 3) within the fair value hierarchy established by the Financial Accounting Standards Board Accounting Standards Codification ("ASC"):

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs reflecting the reporting entity's own assumptions.

        The following table sets forth, by level, the fair value measurements of the Company's consolidated financial assets ($ in thousands):

Fair Value Measurements

	December 31, 2015		Level 1	Level 2	Level 3
Fair value of Interest Rate Swap	$444	(1)	$—	$444	$—

(1)
Reported in derivative assets on the consolidated balance sheets.

        The fair value of the Company's asset under its Interest Rate Swap (as defined below) is based upon observable market-based inputs that reflect the present values of the difference between estimated future fixed rate payments and future variable receipts and, therefore, is classified within Level 2. The Level 2 fair value of the Company's Interest Rate Swap at December 31, 2014 was $2,586,000.

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

Income taxes

        The Company is a limited liability company and, as such, is treated as a partnership for federal and state income tax purposes. Accordingly, as a partnership for tax purposes, the Company is not a taxable entity for federal income taxes and is not subject to significant state income taxes. However, the Company does pay certain state taxes based on revenue that are reported as income tax expense on the consolidated statements of operations and comprehensive income. Income or loss of the Company as a limited liability company is reported to and included in the individual income tax returns of its members. Tax years ended December 31, 2015, 2014 and 2013 remain open to examination by federal and state taxing authorities with regard to the allocation of income or losses by the Company to its members.

Impairment of long-lived assets

        The Company reviews the recoverability of its long-lived assets when events or conditions exist that indicate a possible impairment. The assessment for recoverability is based primarily on the Company's ability to recover the carrying value of its long-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of an asset, the asset is deemed not to be recoverable and possibly impaired. The Company then estimates the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the carrying value of the asset exceeds its fair value. Fair value is determined by computing the expected future discounted cash flows. No impairment charges were recorded for the years ended December 31, 2015, 2014 or 2013.

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

Subsequent events

        The Company has evaluated subsequent events through February 19, 2016, which is the date the consolidated financial statements were available to be issued.

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

Note 4—Consolidated Balance Sheet Components

Restricted cash

        The Company had restricted cash of $5,931,000 and $6,904,000 at December 31, 2015 and 2014, respectively, in the form of an interest reserve escrow account related to the Credit Facility (see Note 7) and an excess cost escrow account for the funding of Digital Systems in excess of costs caps established in the related credit agreement.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Consolidated Balance Sheet Components (Continued)

Accounts receivable, net

        Accounts receivable, net consists of the following ($ in thousands):

	December 31,
	2015	2014
Accounts receivable	$32,129	$38,527
Accrued revenue	90	93
Deferred revenue(1)	(1,251)	(1,241)

Total accounts receivable, net	$30,968	$37,379

(1)
Deferred revenue consists of unearned amounts billed but not collected at December 31, 2015 and 2014.

Accounts payable and accrued liabilities

        Accounts payable and accrued liabilities consists of the following ($ in thousands):

	December 31,
	2015	2014
Warranty reimbursement payable	$4,695	$3,314
Accrued bonus and compensation	2,968	2,123
Deferred revenue(1)	465	—
Accounts payable	241	502
Accrued taxes payable	135	148
Other accrued liabilities	118	56
Accrued equipment purchases leased to others	111	966
Accrued interest payable	57	65
Accrued equipment purchases, not deployed	—	44

Total accounts payable and accrued liabilities	$8,790	$7,218

(1)
Deferred revenue consists of unearned amounts collected at December 31, 2015 and 2014.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Property and Equipment, net

        Property and equipment, net consists of the following ($ in thousands):

	December 31,
	2015	2014
Equipment leased to others(1)	$1,055,064	$1,047,147
Equipment, not deployed	268	1,731
Computer equipment and software	5,455	5,908
Leasehold improvements	207	402
Furniture and fixtures	119	262

Total property and equipment	1,061,113	1,055,450
Less accumulated depreciation and amortization	(277,488)	(218,518)

Property and equipment, net	$783,625	$836,932

(1)
At December 31, 2015 and 2014, the approximate cost and carrying value of equipment leased to others was $1,055,000 and $1,047,000 and $782,000 and $834,000, respectively.

Note 6—Exhibitor Lease Fees

        The Company earns lease revenues and other fees through the lease of Digital Systems to the Exhibitors in accordance with the ELAs described in Note 2. The aggregate future minimum lease revenues due under non-cancellable equipment lease agreements that have initial or remaining terms in excess of one year as of December 31, 2015 are as follows ($ in thousands):

Year ending December 31,	Amount
2016	$15,012
2017	15,012
2018	15,012
2019	15,012
2020	15,012
Thereafter	35,724

Total	$110,784

        Revenues earned under the ELAs for the years ended December 31, 2015, 2014 and 2013 totaled $18,062,000, $16,368,000 and $15,252,000, respectively.

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

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Long-term Debt (Continued)

        The Revolver is available, subject to certain conditions, through May 17, 2018, its maturity date. The maturity date of the Term Loan B is May 17, 2021 (the "Term Loan B Maturity Date"). At December 31, 2015, the Revolver was undrawn. The Revolver and Term Loan B borrowings each bear interest, at the option of Kasima, at either the Adjusted LIBO Rate or the Alternate Base Rate, each as defined in the Credit Facility, plus the defined Applicable Rate, which is 1.50% in the case of borrowings based on the Alternate Base Rate and 2.50% for borrowings based on the Adjusted LIBO Rate. The Term Loan B is further subject to an Adjusted LIBO Rate floor of 0.75%. The commitment fee on undrawn amounts in respect of the Revolver is 0.50% per annum.

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

        Under the Credit Facility, the Borrower is required to maintain compliance with certain financial covenants. Material covenants included an interest coverage ratio, minimum average revenues per deployed screen, and capital expenditure limitations. At December 31, 2015, the Borrower was in compliance with all of its Credit Facility covenants.

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

        The Company's long-term debt consists of the Term Loan B with balances at December 31, 2015 and 2014 of $465 million and $620 million, respectively, and an interest rate of 3.25%.

        The Company's aggregate maturities of long-term debt are as follows ($ in thousands):

Years ending December 31,	Amount
2016	$—
2017	—
2018	—
2019	—
2020	6,000
Thereafter	459,000

Total	$465,000

        Interest expense on long-term debt was $21,194,000, $31,292,000 and $53,915,000 for the years ended December 31, 2015, 2014 and 2013, respectively, consisting of cash interest of $21,194,000, $31,305,000 and $52,443,000, respectively, and PIK Interest of ($0), ($13,000) and $1,472,000, respectively.

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

        The Interest Rate Swap contracts were entered into for interest expense cost protection from rising variable interest rates and are associated with the Company's Term Loan B which matures on May 17, 2021. Under the Interest Rate Swap contracts, the Company receives current market LIBO Rate interest payments, subject to an interest rate floor for the Term Loan B of 0.75% per annum, and pays a fixed rate of 1.29% calculated on the same notional principal amount (the "Notional Swap Amount") which changes for each fiscal quarter commencing as of the quarter ended June 30, 2013 and terminating on the contract expiration date of December 31, 2019. The Notional Swap Amount for the quarterly period ended December 31, 2015 was $402,028,000 and the then-current market LIBO Rate interest was 0.54% per annum. The protection afforded by the Interest Rate Swap extends until December 31, 2019 and the Notional Swap Amount decreases quarterly beginning September 30, 2014.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Retirement Plan

        The Company maintains a defined contribution plan for eligible employees under Section 401(k) of the Internal Revenue Code. The Company's plan provides for eligible employees to contribute up to 80% of eligible compensation with a Company contribution of 4% of eligible wages for 2014 and 2013 and a match of 50% of the first 6% of employee contributions for 2012 and prior years. All employees are eligible to participate in the plan upon hire. The Company's contributions to the plan totaled $132,000, $138,000 and $130,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 9—Commitments

Operating leases

        The Company has leased facilities in the states of New Jersey, Colorado and Minnesota. The aggregate future minimum lease payments under non-cancellable operating leases that have initial or remaining terms in excess of one year as of December 31, 2015 are as follows ($ in thousands):

Year Ending December 31,	Amount
2016	$160
2017	117
2018	9
2019 and thereafter	—

Total	$286

        Rent expense for operating leases for the years ended December 31, 2015, 2014 and 2013 totaled $167,000, $167,000 and $142,000, respectively.

Employment agreements

        The Company has employment agreements with two of its key executives setting forth key compensation terms (generally annual salary plus a defined bonus) and providing each executive with a severance benefit in the case the executive's employment is terminated without cause or the executive resigns with good reason, each as defined.

Note 10—Related Party Transactions

        At December 31, 2015, all of the Company's Digital Systems are leased to the Exhibitors under the ELAs. For the years ended December 31, 2015, 2014 and 2013, revenues earned from the Exhibitors totaled $18,062,000, $16,368,000 and $15,252,000, respectively. Net accounts receivable due from the Exhibitors totaled $1,102,000 and $2,456,000 at December 31, 2015 and 2014, respectively, and will be settled in cash. Payments under the ELAs are generally due on the fifth day of the month after billing. At times, the Company purchases digital equipment from the Exhibitors at cost subject to caps established in the ELAs. For the years ended December 31, 2015 and 2014, the Company had no liability for reimbursement of equipment purchases due to the Exhibitors. The $4,695,000 warranty reimbursement liability represents a liability to reimburse the Exhibitors for the extended equipment warranty and other replacement costs (as defined in the ELAs) as cash payments that began in 2011 and continues through the DCDA End Date (see Note 2). Warranty reimbursements earned for the years ended December 31, 2015, 2014 and 2013 totaled $16,791,000, $11,513,000 and $7,051,000, respectively. Cash reimbursement payments for the years ended December 31, 2015, 2014 and 2013

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Related Party Transactions (Continued)

totaled $15,410,000, $10,471,000 and $6,141,000, and payables totaled $4,695,000 and $3,314,000 as of December 31, 2015 and 2014, respectively.

        In 2015, 2014 and 2013, the Exhibitors terminated their ELAs with respect to an aggregate of 34, 35 and 23 Digital Systems, respectively. Pursuant to the terms of the ELAs, the Exhibitors were required to purchase these Digital Systems from the Company at a defined Termination Amount per Digital System. In 2015, 2014 and 2013, total Termination Amounts paid by the Exhibitors in the aggregate were $1,856,000, $1,955,000 and $1,616,000, respectively, resulting in a gain (loss) on sale to the Company of $104,000, ($129,000) and $191,000, in 2015, 2014, and 2013 respectively.

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

        Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) of the Exchange Act. With management's participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of December 31, 2015, based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company acquired SMH Theatres, Inc. in December 2015. Due to the timing of the acquisition, and in accordance with SEC requirements, management excluded SMH Theatres, Inc. from its assessment of the effectiveness of the internal control over financial reporting as of December 31, 2015. The internal control over SMH Theatres, Inc.'s financial reporting is associated with total assets of $194.4 million and total revenues of $7.9 million included in the consolidated financial statements of AMC Entertainment Holdings, Inc. as of and for the year ended December 31, 2015. Based on this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2015. The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report in Item 8 of Part II of this Annual Report on Form 10-K.

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

        All other information called for by this item is hereby incorporated herein by reference to the relevant portions of our definitive proxy statement on Schedule 14A in connection with our 2016

Annual Meeting of Stockholders, to be filed within 120 days after December 31, 2015 (the "Proxy Statement").

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

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
2.2
Stock Purchase Agreement by and among AMC Entertainment Holdings, Inc., SMH Theatres, Inc., the Shareholders of SMH Theatres, Inc. and the Representative named herein dated as of July 13, 2015. (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. AMC agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 1-33892) filed on July 14, 2015).
2.3
Agreement and Plan of Merger dated as of March 3, 2016, by and among AMC Entertainment Holdings, Inc., Congress Merger Subsidiary, Inc., and Carmike Cinemas, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K (File No. 1-333829) filed on March 4, 2016.)
3.1
Third Amended and Restated Certificate of Incorporation of AMC Entertainment Holdings, Inc. (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 1-33892) filed on December 23, 2013).
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
*4.1(d)
First Amendment to Credit Agreement, dated as of December 11, 2015, by and among AMC Entertainment Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Citicorp North America, Inc., as administrative agent.
4.2
Indenture, dated as of February 7, 2014, respecting AMC Entertainment Inc.'s 5.875% Senior Subordinated Notes due 2022, among AMC Entertainment Inc. and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on February 10, 2014).

Exhibit Number	Description
4.3	Indenture, dated as of June 5, 2015, respecting AMC Entertainment Inc.'s 5.75% Senior Subordinated Notes due 2025, among AMC Entertainment Inc., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on June 5, 2015).
4.3(a)
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
***10.1(a)
Amendment No. 1 to the Management Stockholders Agreement of AMC Entertainment Holdings, Inc., dated December 17, 2013, by and among AMC Entertainment Holdings, Inc., Dalian Wanda Group Co., Ltd. and the management stockholders of AMC Entertainment Holdings, Inc. party thereto (incorporated by reference from Exhibit 10.1(a) to the Company's Form 10-K (File No. 1-33892) filed March 10, 2015).
***10.2
Defined Benefit Retirement Income Plan for Certain Employees of American Multi-Cinema, Inc., as Amended and Restated, effective December 31, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.15(a) to AMCE's Form 10-K (File No. 1-8747) filed June 18, 2007).
***10.2(a)
American Multi-Cinema, Inc. Supplemental Executive Retirement Plan, as Amended and Restated, generally effective January 1, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.15(b) to AMCE's Form 10-K (File No. 1-8747) filed June 18, 2007).
***10.3
AMC Non-Qualified Deferred Compensation Plan, as Amended and Restated, effective January 1, 2005 (incorporated by reference from Exhibit 10.22 to AMCE's Form 10-K (File No. 1-8747) filed June 18, 2007).
***10.4
Employment Agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and John D. McDonald which commenced July 1, 2001 (incorporated by reference from Exhibit 10.29 to Amendment No. 1 to the AMCE's Form 10-K (File No. 1-8747) filed on July 27, 2001).
***10.5
Employment Agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Craig R. Ramsey which commenced on July 1, 2001 (incorporated by reference from Exhibit 10.36 to AMCE's Form 10-Q (File No. 1-8747) filed on August 12, 2002).
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

Exhibit Number	Description
10.7	Third Amended and Restated Limited Liability Company Operating Agreement, dated February 13, 2007 between American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc. (incorporated by reference from Exhibit 10.3 to the AMCE's Current Report on Form 8-K (File No. 1-8747) filed February 20, 2007).
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
***10.9
Employment Agreement, dated as of April 7, 2009, by and between Robert J. Lenihan and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.51 to AMCE's Form 10-K (File No. 1-8747) filed on June 15, 2010).
***10.10
Employment Agreement, dated as of November 24, 2009, by and between Stephen A. Colanero and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.48 to AMCE's Form 10-K (File No. 1-8747) filed on June 3, 2011).
***10.11
Employment Agreement, dated as of July 1, 2001, by and between Mark A. McDonald and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.48 to AMCE's Form 10-K (File No. 1-8747) filed on June 18, 2008).
***10.12
Employment Agreement, dated as of August 18, 2010, by and between Elizabeth Frank and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.65 to AMCE's Form 10-KT (File No. 1-8747) filed on March 13, 2013).
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
10.17
Registration Rights Agreement dated December 23, 2013 by and among AMC Entertainment Holdings, Inc. and Dalian Wanda Group Co., LTD. (incorporated by reference from Exhibit 10.17 to the Company's Form 10-K (File No. 1-33892) filed on March 10, 2015).
10.18
Form of Indemnification Agreement by and between AMC Entertainment Holdings, Inc. and its Directors and Executive Officers (incorporated by reference from Exhibit 10.26 to the Company's Registration Statement on Form S-1 (File No. 333-190904) filed on November 22, 2013, as amended).
***10.19
Employment Agreement, dated as of December 14, 2015, by and among AMC Entertainment Holdings, Inc. and Adam M. Aron (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (File No. 1-33892) filed on December 15, 2015).
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
***10.22	Form of Performance Stock Unit Award Notice and Agreement (incorporated by reference from Exhibit 10.22 to the Company's Form 10-K (File No. 1-33892) filed on March 10, 2015).
***10.23
Form of Restricted Stock Unit Award Notice and Agreement for individuals covered by Section 1629(m) of the Internal Revenue Code (incorporated by reference from Exhibit 10.23 to the Company's Form 10-K (File No. 1-33892) filed on March 10, 2015).
***10.24	Form of Restricted Stock Unit Award Notice and Agreement (incorporated by reference from Exhibit 10.24 to the Company's Form 10-K (File No. 1-33892) filed on March 10, 2015).
10.25
Tax Payment Agreement dated October 15, 2013 among Wanda America Investment Holding Co. Ltd, AMC Entertainment Holdings, Inc. and American Multi-Cinema Inc. (incorporated by reference from Exhibit 10.33 to the Company's Form 10-K (File No. 1-33892) filed on March 4, 2014).

Exhibit Number	Description
***10.26	Non-employee Director Compensation Program (incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (File No. 1-33892) filed on November 7, 2014).
***10.27	AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q (File No. 1-33892) filed on November 7, 2014).
***10.27(a)
AMC Entertainment Holdings, Inc. Clarifying Amendment to 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.27(a) to the Company's Form 10-K (File No. 1-33892) filed on March 10, 2015).
***10.28
American Multi-Cinema, Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated, effective January 1, 2005 (incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (File No. 1-33892) filed on August 5, 2015).
***10.29	Annual Incentive Compensation Program (incorporated by reference from Exhibit 10.29 to the Company's Form 10-K (File No. 1-33892) filed on March 10, 2015).
*10.30***	Annual Incentive Compensation Program.
*10.31***	Form of Performance Stock Unit Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan.
*10.32***	Form of Restricted Stock Unit Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan for officers covered by Section 162(m) of the Internal Revenue Code.
*10.33***	Form of Restricted Stock Unit Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan.
10.34
Debt Commitment Letter dated March 3, 2016, by and among AMC Entertainment Inc. and Citigroup Global Markets, Inc. (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (File No. 1-333892) filed on March 4, 2016).
*21	Subsidiaries of AMC Entertainment Holdings, Inc.
*23.1
Consent of KPMG LLP, Independent Registered Public Accounting Firm, as to AMC Entertainment Holdings, Inc.'s consolidated financial statements as of December 31, 2015 and for each of the periods ended December 31, 2015, December 31, 2014 and December 31, 2013.
*23.2	Consent of Deloitte & Touche LLP as to National CineMedia, LLC's financial statements.
*23.3	Consent of CohnReznick LLP as to Digital Cinema Implementation Partners, LLC's financial statements.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*32.1	Section 906 Certifications of Adam M. Aron (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.
**101.INS	XBRL Instance Document

Exhibit Number	Description
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: March 8, 2016

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ LIN ZHANG Lin Zhang	Chairman of the Board	March 8, 2016
/s/ ADAM M. ARON Adam M. Aron	Chief Executive Officer, Director and President (principal executive officer)	March 8, 2016
/s/ ANTHONY J. SAICH Anthony J. Saich	Director	March 8, 2016
/s/ JACK Q. GAO Jack Q. Gao	Director	March 8, 2016
/s/ MAOJUN ZENG Maojun Zeng	Director	March 8, 2016
/s/ LLOYD HILL Lloyd Hill	Director	March 8, 2016
/s/ GARY F. LOCKE Gary F. Locke	Director	March 8, 2016

/s/ KATHLEEN PAWLUS Kathleen Pawlus	Director	March 8, 2016
/s/ HOWARD KOCH, JR. Howard Koch, Jr.	Director	March 8, 2016
/s/ CRAIG R. RAMSEY Craig R. Ramsey	Executive Vice President and Chief Financial Officer (principal financial officer)	March 8, 2016
/s/ CHRIS A. COX Chris A. Cox	Senior Vice President and Chief Accounting Officer (principal accounting officer)	March 8, 2016

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated May 21, 2012, by and among AMC Entertainment Holdings, Inc., Dalian Wanda Group Co., Ltd. and, solely with respect to certain sections, the stockholder representative referenced therein (incorporated by reference from Exhibit 2.1 to the Company's Registration Statement on Form S-1 (File No. 333-190904) filed on October 8, 2013, as amended).
2.2
Stock Purchase Agreement by and among AMC Entertainment Holdings, Inc., SMH Theatres, Inc., the Shareholders of SMH Theatres, Inc. and the Representative named herein dated as of July 13, 2015. (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. AMC agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 1-33892) filed on July 14, 2015).
2.3
Agreement and Plan of Merger dated as of March 3, 2016, by and among AMC Entertainment Holdings, Inc., Congress Merger Subsidiary, Inc., and Carmike Cinemas, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K (File No. 1-333829) filed on March 4, 2016.)
3.1
Third Amended and Restated Certificate of Incorporation of AMC Entertainment Holdings, Inc. (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 1-33892) filed on December 23, 2013).
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
*4.1(d)
First Amendment to Credit Agreement, dated as of December 11, 2015, by and among AMC Entertainment Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Citicorp North America, Inc., as administrative agent.
4.2
Indenture, dated as of February 7, 2014, respecting AMC Entertainment Inc.'s 5.875% Senior Subordinated Notes due 2022, among AMC Entertainment Inc. and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on February 10, 2014).

Exhibit Number	Description
4.3	Indenture, dated as of June 5, 2015, respecting AMC Entertainment Inc.'s 5.75% Senior Subordinated Notes due 2025, among AMC Entertainment Inc., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on June 5, 2015).
4.3(a)
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
***10.1(a)
Amendment No. 1 to the Management Stockholders Agreement of AMC Entertainment Holdings, Inc., dated December 17, 2013, by and among AMC Entertainment Holdings, Inc., Dalian Wanda Group Co., Ltd. and the management stockholders of AMC Entertainment Holdings, Inc. party thereto (incorporated by reference from Exhibit 10.1(a) to the Company's Form 10-K (File No. 1-33892) filed March 10, 2015).
***10.2
Defined Benefit Retirement Income Plan for Certain Employees of American Multi-Cinema, Inc., as Amended and Restated, effective December 31, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.15(a) to AMCE's Form 10-K (File No. 1-8747) filed June 18, 2007).
***10.2(a)
American Multi-Cinema, Inc. Supplemental Executive Retirement Plan, as Amended and Restated, generally effective January 1, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.15(b) to AMCE's Form 10-K (File No. 1-8747) filed June 18, 2007).
***10.3
AMC Non-Qualified Deferred Compensation Plan, as Amended and Restated, effective January 1, 2005 (incorporated by reference from Exhibit 10.22 to AMCE's Form 10-K (File No. 1-8747) filed June 18, 2007).
***10.4
Employment Agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and John D. McDonald which commenced July 1, 2001 (incorporated by reference from Exhibit 10.29 to Amendment No. 1 to the AMCE's Form 10-K (File No. 1-8747) filed on July 27, 2001).
***10.5
Employment Agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Craig R. Ramsey which commenced on July 1, 2001 (incorporated by reference from Exhibit 10.36 to AMCE's Form 10-Q (File No. 1-8747) filed on August 12, 2002).
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

Exhibit Number	Description
10.7	Third Amended and Restated Limited Liability Company Operating Agreement, dated February 13, 2007 between American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc. (incorporated by reference from Exhibit 10.3 to the AMCE's Current Report on Form 8-K (File No. 1-8747) filed February 20, 2007).
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
***10.9
Employment Agreement, dated as of April 7, 2009, by and between Robert J. Lenihan and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.51 to AMCE's Form 10-K (File No. 1-8747) filed on June 15, 2010).
***10.10
Employment Agreement, dated as of November 24, 2009, by and between Stephen A. Colanero and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.48 to AMCE's Form 10-K (File No. 1-8747) filed on June 3, 2011).
***10.11
Employment Agreement, dated as of July 1, 2001, by and between Mark A. McDonald and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.48 to AMCE's Form 10-K (File No. 1-8747) filed on June 18, 2008).
***10.12
Employment Agreement, dated as of August 18, 2010, by and between Elizabeth Frank and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.65 to AMCE's Form 10-KT (File No. 1-8747) filed on March 13, 2013).
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
10.17
Registration Rights Agreement dated December 23, 2013 by and among AMC Entertainment Holdings, Inc. and Dalian Wanda Group Co., LTD. (incorporated by reference from Exhibit 10.17 to the Company's Form 10-K (File No. 1-33892) filed on March 10, 2015).
10.18
Form of Indemnification Agreement by and between AMC Entertainment Holdings, Inc. and its Directors and Executive Officers (incorporated by reference from Exhibit 10.26 to the Company's Registration Statement on Form S-1 (File No. 333-190904) filed on November 22, 2013, as amended).
***10.19
Employment Agreement, dated as of December 14, 2015, by and among AMC Entertainment Holdings, Inc. and Adam M. Aron (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (File No. 1-33892) filed on December 15, 2015).
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
***10.22	Form of Performance Stock Unit Award Notice and Agreement (incorporated by reference from Exhibit 10.22 to the Company's Form 10-K (File No. 1-33892) filed on March 10, 2015).
***10.23
Form of Restricted Stock Unit Award Notice and Agreement for individuals covered by Section 1629(m) of the Internal Revenue Code (incorporated by reference from Exhibit 10.23 to the Company's Form 10-K (File No. 1-33892) filed on March 10, 2015).
***10.24	Form of Restricted Stock Unit Award Notice and Agreement (incorporated by reference from Exhibit 10.24 to the Company's Form 10-K (File No. 1-33892) filed on March 10, 2015).
10.25
Tax Payment Agreement dated October 15, 2013 among Wanda America Investment Holding Co. Ltd, AMC Entertainment Holdings, Inc. and American Multi-Cinema Inc. (incorporated by reference from Exhibit 10.33 to the Company's Form 10-K (File No. 1-33892) filed on March 4, 2014).

Exhibit Number	Description
***10.26	Non-employee Director Compensation Program (incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (File No. 1-33892) filed on November 7, 2014).
***10.27	AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q (File No. 1-33892) filed on November 7, 2014).
***10.27(a)
AMC Entertainment Holdings, Inc. Clarifying Amendment to 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.27(a) to the Company's Form 10-K (File No. 1-33892) filed on March 10, 2015).
***10.28
American Multi-Cinema, Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated, effective January 1, 2005 (incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (File No. 1-33892) filed on August 5, 2015).
***10.29	Annual Incentive Compensation Program (incorporated by reference from Exhibit 10.29 to the Company's Form 10-K (File No. 1-33892) filed on March 10, 2015).
*10.30***	Annual Incentive Compensation Program.
*10.31***	Form of Performance Stock Unit Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan.
*10.32***	Form of Restricted Stock Unit Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan for officers covered by Section 162(m) of the Internal Revenue Code.
*10.33***	Form of Restricted Stock Unit Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan.
10.34
Debt Commitment Letter dated March 3, 2016, by and among AMC Entertainment Inc. and Citigroup Global Markets, Inc. (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (File No. 1-333892) filed on March 4, 2016).
*21	Subsidiaries of AMC Entertainment Holdings, Inc.
*23.1
Consent of KPMG LLP, Independent Registered Public Accounting Firm, as to AMC Entertainment Holdings, Inc.'s consolidated financial statements as of December 31, 2015 and for each of the periods ended December 31, 2015, December 31, 2014 and December 31, 2013.
*23.2	Consent of Deloitte & Touche LLP as to National CineMedia, LLC's financial statements.
*23.3	Consent of CohnReznick LLP as to Digital Cinema Implementation Partners, LLC's financial statements.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*32.1	Section 906 Certifications of Adam M. Aron (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.
**101.INS	XBRL Instance Document

Exhibit Number	Description
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.

**
Submitted electronically with this Report.

***
Management contract, compensatory plan or arrangement.