Form 10-Q
period 2016-03-31
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2016-05-06
CIK 1411579

Use these links to rapidly review the document
TABLE OF CONTENT

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of shares outstanding as of April 15, 2016
Class A common stock Class B common stock	21,613,532 75,826,927

AMC ENTERTAINMENT HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	March 31, 2016	March 31, 2015
	(unaudited)
Revenues
Admissions	$482,574	$418,694
Food and beverage	244,152	200,524
Other theatre	39,291	33,906

Total revenues	766,017	653,124

Operating costs and expenses
Film exhibition costs	262,354	223,088
Food and beverage costs	33,965	28,508
Operating expense	202,313	187,258
Rent	124,584	117,921
General and administrative:
Merger, acquisition and transaction costs	4,604	1,578
Other	18,516	4,941
Depreciation and amortization	60,430	57,777

Operating costs and expenses	706,766	621,071

Operating income	59,251	32,053
Other expense (income):
Other expense	26	—
Interest expense:
Corporate borrowings	24,867	26,079
Capital and financing lease obligations	2,195	2,373
Equity in earnings of non-consolidated entities	(4,264)	(1,324)
Investment income	(9,954)	(5,143)

Total other expense	12,870	21,985

Earnings before income taxes	46,381	10,068
Income tax provision	18,090	3,930

Net earnings	$28,291	$6,138

Earnings per share:
Basic	$0.29	$0.06

Diluted	$0.29	$0.06

Average shares outstanding:
Basic	98,200	97,919
Diluted	98,207	97,919
Dividends declared per basic and diluted common share	$0.20	$0.20

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended
	March 31, 2016	March 31, 2015
	(unaudited)
Net earnings	$28,291	$6,138
Unrealized foreign currency translation adjustment, net of tax	(71)	976
Pension and other benefit adjustments:
Net loss arising during the period, net of tax	—	(45)
Prior service credit arising during the period, net of tax	—	746
Amortization of net (gain) loss reclassified into general and administrative: other, net of tax	4	(1,699)
Amortization of prior service credit reclassified into general and administrative: other, net of tax	—	(1,762)
Curtailment gain reclassified into general and administrative: other, net of tax	—	(7,239)
Settlement gain reclassified into general and administrative: other, net of tax	—	(175)
Marketable securities:
Unrealized net holding gain arising during the period, net of tax	339	825
Realized net gain reclassified into investment income, net of tax	(1,783)	(4)
Equity method investees' cash flow hedge:
Unrealized net holding loss arising during the period, net of tax	(468)	(361)
Realized net loss reclassified into equity in earnings of non-consolidated entities, net of tax	97	122

Other comprehensive loss	(1,882)	(8,616)

Total comprehensive income (loss)	$26,409	$(2,478)

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$107,927	$211,250
Receivables, net	85,048	105,509
Other current assets	93,698	97,608

Total current assets	286,673	414,367
Property, net	1,409,634	1,401,928
Intangible assets, net	235,508	237,376
Goodwill	2,410,580	2,406,691
Deferred tax asset	105,609	126,198
Other long-term assets	483,067	501,757

Total assets	$4,931,071	$5,088,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$240,807	$313,025
Accrued expenses and other liabilities	141,037	158,664
Deferred revenues and income	183,072	221,679
Current maturities of corporate borrowings and capital and financing lease obligations	18,991	18,786

Total current liabilities	583,907	712,154
Corporate borrowings	1,851,160	1,902,598
Capital and financing lease obligations	90,992	93,273
Exhibitor services agreement	373,010	377,599
Other long-term liabilities	484,668	462,626

Total liabilities	3,383,737	3,548,250

Commitments and contingencies
Class A common stock (temporary equity) ($.01 par value, 140,014 shares issued and 103,245 shares outstanding as of March 31, 2016; 167,211 shares issued and 130,442 shares outstanding as of December 31, 2015)	1,080	1,364

Stockholders' equity:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 21,510,287 shares issued and outstanding as of March 31, 2016; 21,445,090 shares issued and outstanding as of December 31, 2015)	215	214
Class B common stock ($.01 par value, 75,826,927 shares authorized; 75,826,927 shares issued and outstanding as of March 31, 2016 and December 31, 2015)	758	758
Additional paid-in capital	1,184,121	1,183,218
Treasury stock (36,769 shares as of March 31, 2016 and December 31, 2015, at cost)	(680)	(680)
Accumulated other comprehensive income	922	2,804
Accumulated earnings	360,918	352,389

Total stockholders' equity	1,546,254	1,538,703

Total liabilities and stockholders' equity	$4,931,071	$5,088,317

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31, 2016	March 31, 2015
	(unaudited)
Cash flows from operating activities:
Net earnings	$28,291	$6,138
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	60,430	57,777
Amortization of discount (premium) on corporate borrowings	59	(1,566)
Deferred income taxes	16,235	3,525
Theatre and other closure expense	1,508	1,127
Gain on dispositions	(3,008)	—
Stock-based compensation	1,087	5,739
Equity in earnings and losses from non-consolidated entities, net of distributions	6,199	7,810
Landlord contributions	20,309	10,991
Deferred rent	(7,087)	(5,519)
Net periodic benefit cost (credit)	199	(17,917)
Change in assets and liabilities, excluding acquisitions:
Receivables	43,987	52,943
Other assets	(1,690)	(2,277)
Accounts payable	(81,480)	(58,998)
Accrued expenses and other liabilities	(63,227)	(34,492)
Other, net	1,059	(3,718)

Net cash provided by operating activities	22,871	21,563

Cash flows from investing activities:
Capital expenditures	(57,657)	(69,590)
Acquisition of Starplex Cinemas, net of cash acquired	400	—
Investments in non-consolidated entities, net	(9)	(152)
Proceeds from disposition of long-term assets	5,390	—
Other, net	251	(1,636)

Net cash used in investing activities	(51,625)	(71,378)

Cash flows from financing activities:
Cash used to pay dividends	(19,803)	(19,821)
Deferred financing costs	(501)	—
Payments under revolving credit facility	(50,000)	—
Principal payments under capital and financing lease obligations	(2,076)	(1,886)
Principal payments under Term Loan	(2,202)	(1,938)

Net cash used in financing activities	(74,582)	(23,645)
Effect of exchange rate changes on cash and equivalents	13	58

Net decrease in cash and equivalents	(103,323)	(73,402)
Cash and equivalents at beginning of period	211,250	218,206

Cash and equivalents at end of period	$107,927	$144,804

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $46 and $37)	$22,526	$20,289
Income taxes, net	806	505
Schedule of non-cash operating and investing activities:
Investment in NCM (See Note 3—Investments)	$—	$6,812
Receivable from sale of RealD Inc. shares (See Note 3—Investments)	13,451	—

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        AMC Entertainment Holdings, Inc. ("Holdings"), through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. and its subsidiaries, (collectively with Holdings, unless the context otherwise requires, the "Company" or "AMC"), is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres primarily located in the United States. Holdings is an indirect subsidiary of Dalian Wanda Group Co., Ltd. ("Wanda"), a Chinese private conglomerate.

        On March 31, 2016, AMC Entertainment Inc. ("AMCE") merged with and into Holdings, its direct parent company. In connection with the merger, Holdings assumed all of the obligations of AMCE pursuant to the indentures to the 5.875% Senior Subordinated Notes due 2022, the 5.75% Senior Subordinated Notes due 2025 and the Credit Agreement, dated as of April 30, 2013 (as subsequently amended).

        As of March 31, 2016, Wanda owned approximately 77.82% of Holdings' outstanding common stock and 91.32% of the combined voting power of Holdings' outstanding common stock and has the power to control Holdings' affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), entering into mergers, sales of substantially all of the Company's assets and other extraordinary transactions.

        Use of Estimates:    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to: (1) Impairments, (2) Film exhibition costs, (3) Income and operating taxes, (4) Theatre and other closure expense, and (5) Gift card and exchange ticket income. Actual results could differ from those estimates.

        Principles of Consolidation:    The accompanying unaudited consolidated financial statements include the accounts of Holdings and all subsidiaries, as discussed above, and should be read in conjunction with the Company's Annual Report on Form 10-K for the twelve months ended December 31, 2015. The accompanying consolidated balance sheet as of December 31, 2015, which was derived from audited financial statements, and the unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company's financial position and results of operations. All significant intercompany balances and transactions have been eliminated in consolidation. There are no noncontrolling (minority) interests in the Company's consolidated subsidiaries; consequently, all of its stockholders' equity, net earnings and total comprehensive income for the periods presented are attributable to controlling interests. Due to the seasonal nature of the Company's business, results for the three months ended March 31, 2016 are not necessarily indicative

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

NOTE 1—BASIS OF PRESENTATION (Continued)

of the results to be expected for the twelve months ending December 31, 2016. The Company manages its business under one reportable segment called Theatrical Exhibition.

        Change in Accounting Principle:    The Company adopted the provisions of Accounting Standards Update ("ASU") No. 2015-03 and 2015-15, Interest-Imputation of Interest (Subtopic 835-30) as of the beginning of 2016 on a retrospective basis. As a result of the adoption of ASU No. 2015-03 and ASU No. 2015-15, the Company reclassified $21,768,000 of debt issuance costs for its term loan and senior subordinated notes from other long-term assets to corporate borrowings in the Consolidated Balance Sheet as of December 31, 2015. The Company continues to defer and present its debt issuance costs related to its line-of-credit arrangement as an asset regardless of whether there are any outstanding borrowings on the line-of-credit arrangement as provided in ASU No. 2015-15.

NOTE 2—ACQUISITION

        In December 2015, the Company completed the acquisition of SMH Theatres, Inc. ("Starplex Cinemas") for cash. The purchase price for Starplex Cinemas was $172,243,000, net of cash acquired, and was subject to working capital and other purchase price adjustments as described in the stock purchase agreement. Starplex Cinemas operates 33 theatres with 346 screens in small and mid-size markets in 12 states, which further complements the Company's large market portfolio. The Company expects to realize synergies and cost savings related to this acquisition as a result of purchasing and procurement economies of scale and general and administrative expense savings, particularly with respect to the consolidation of corporate related functions and elimination of redundancies.

        The acquisition is being treated as a purchase in accordance with Accounting Standards Codification, ("ASC") 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management's judgment after evaluating several factors, including bid prices from potential buyers and a preliminary valuation assessment. The allocation of purchase price is preliminary and subject to changes as an appraisal of both tangible and intangible assets and liabilities is finalized, working capital and other purchase price adjustments are completed and additional information

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

NOTE 2—ACQUISITION (Continued)

regarding the tax bases of assets and liabilities becomes available. The following is a summary of a preliminary allocation of the purchase price:

(In thousands)	Total
Cash	$2,519
Receivables	1,829
Other current assets	4,629
Property(1)	52,357
Intangible assets(2)	21,480
Goodwill(3)	120,780
Other long-term assets	290
Accounts payable	(4,211)
Accrued expenses and other liabilities	(5,052)
Deferred revenues and income	(2,467)
Deferred tax liability	(16,172)
Other long-term liabilities(4)	(1,220)

Total estimated purchase price	$174,762

(1)
Amounts recorded for property include land, buildings, leasehold improvements, furniture, fixtures and equipment.

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

        During the three months ended March 31, 2016, the Company incurred integration and acquisition-related costs for Starplex Cinemas of approximately $1,218,000, which were included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations. The Company's operating results for the three months ended March 31, 2015 were not materially impacted by this acquisition.

        In connection with the acquisition of Starplex Cinemas, the Company classified two Starplex Cinemas theatres with 22 screens as held for sale as of December 31, 2015, that were divested in January 2016 as required by the Antitrust Division of the United States Department of Justice. Assets

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

NOTE 2—ACQUISITION (Continued)

held for sale of approximately $5,390,000 were classified as other current assets in the Company's Consolidated Balance Sheets at December 31, 2015.

        As of March 31, 2016, the Company recorded amounts due from Starplex of $211,000 that relate to preliminary working capital adjustments and reduced the total estimated purchase price.

        Activity of goodwill is presented below:

(In thousands)	Total
Balance as of December 31, 2015	$2,406,691
Adjustments to acquisition of Starplex Cinemas	3,889

Balance as of March 31, 2016	$2,410,580

NOTE 3—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the Consolidated Balance Sheets in other long-term assets. Investments in non-consolidated affiliates as of March 31, 2016, include a 17.40% interest in National CineMedia, LLC ("NCM" or "NCM LLC"), a 29% interest in Digital Cinema Implementation Partners, LLC ("DCIP"), a 15.45% interest in Digital Cinema Distribution Coalition, LLC ("DCDC"), a 50% interest in Open Road Releasing, LLC, operator of Open Road Films, LLC ("Open Road Films"), a 32% interest in AC JV, LLC ("AC JV"), owner of Fathom Events, and a 50% interest in two U.S. motion picture theatres and one IMAX screen. Indebtedness held by equity method investees is non-recourse to the Company.

        RealD Inc. Common Stock.    The Company sold all of its 1,222,780 shares in RealD Inc. during the three months ended March 31, 2016 and recognized a gain on sale of $3,008,000. The Company has recorded a $13,451,000 receivable included in receivables, net related to the sale of its RealD Inc. shares as of March 31, 2016 and received the proceeds from the sale on April 9, 2016.

Equity in Earnings (Losses) of Non-Consolidated Entities

        Aggregated condensed financial information of the Company's significant non-consolidated equity method investments for the three months ended March 31, 2016 and the three months ended March 31, 2015 is shown below:

	Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015
Revenues	$116,844	$117,641
Operating costs and expenses	105,842	138,897

Net earnings (loss)	$11,002	$(21,256)

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

NOTE 3—INVESTMENTS (Continued)

        The components of the Company's recorded equity in earnings (losses) of non-consolidated entities are as follows:

	Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015
National CineMedia, LLC	$(2,117)	$(6,639)
Digital Cinema Implementation Partners, LLC	5,764	5,429
Open Road Releasing, LLC	—	1,286
AC JV, LLC	259	1,038
Other	358	210

The Company's recorded equity in earnings	$4,264	$1,324

        NCM Transactions.    As of March 31, 2016, the Company owns 23,862,988 common membership units, or a 17.40% interest, in NCM and 200,000 common shares of NCM, Inc. The estimated fair market value of the common units in NCM and the common stock investment in NCM, Inc. was approximately $365,998,000, based on the publically quoted price per share of NCM, Inc. on March 31, 2016 of $15.21 per share.

        The Company recorded the following transactions with NCM:

(In thousands)	March 31, 2016	December 31, 2015
Due from NCM for on-screen advertising revenue	$2,299	$2,406
Due to NCM for Exhibitor Services Agreement	791	1,226
Promissory note payable to NCM	5,555	5,555

	Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015
Other theatre revenues:
Net NCM screen advertising revenues	$10,539	$8,648
Operating expense:
NCM beverage advertising expense	1,509	2,514

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

NOTE 3—INVESTMENTS (Continued)

        The Company recorded the following changes in the carrying amount of its investment in NCM and equity in losses of NCM during the three months ended March 31, 2016:

(In thousands)	Investment in NCM(1)	Exhibitor Services Agreement(2)	Other Comprehensive (Income)	Cash Received	Equity in Losses	Advertising (Revenue)
Ending balance December 31, 2015	$327,471	$(377,599)	$(4,014)
Receipt of excess cash distributions	(10,170)	—	—	$10,170	$—	$—
Reclassify book value of NCM, Inc. shares	408	—	—	—	—	—
Amortization of deferred revenue	—	4,589	—	—	—	(4,589)
Equity in losses and loss from amortization of basis difference(3)(4)	(2,117)	—	—	—	2,117	—

For the period ended or balance as of March 31, 2016	$315,592	$(373,010)	$(4,014)	$10,170	$2,117	$(4,589)

(1)
The following table represents AMC's investment in common membership units including units received under the Common Unit Adjustment Agreement dated as of February 13, 2007:

	Common Membership Units
	Tranche 1	Tranche 2(a)
Beginning balance at December 31, 2012	17,323,782	—
Additional units received in March 2013	—	1,728,988
Additional units received in March 2014	—	141,731
Additional units received in March 2015	—	469,163
Additional units received in December 2015	—	4,399,324
Units exchange for NCM, Inc. shares in December 2015	—	(200,000)

Ending balance at March 31, 2016	17,323,782	6,539,206

(a)
The additional units received in March 2013, March 2014, March 2015, and December 2015 were measured at fair value (Level 1) using NCM, Inc.'s stock price of $15.22, $15.08, $14.52 and $15.75, respectively.
(2)
Represents the unamortized portion of the Exhibitor Services Agreement ("ESA") with NCM. Such amounts are being amortized to other theatre revenues over the remainder of the 30 year term of the ESA ending in 2036, using a units-of-revenue method, as described in ASC 470-10-35 (formerly EITF 88-18, Sales of Future Revenues).

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

NOTE 3—INVESTMENTS (Continued)

(3)
Represents percentage ownership of NCM's losses on both Tranche 1 and Tranche 2 Investments.

(4)
Certain differences between the Company's carrying value and the Company's share of NCM's membership equity have been identified and are amortized to equity in earnings over the respective lives of the assets and liabilities.

        During the three months ended March 31, 2016 and March 31, 2015, the Company received payments of $7,218,000 and $5,352,000, respectively, related to the NCM tax receivable agreement. The receipts are recorded in investment income, net of related amortization for the NCM tax receivable agreement intangible asset.

        DCIP Transactions.    The Company will make capital contributions to DCIP for projector and installation costs in excess of an agreed upon cap ($68,000 per system for digital conversions and $39,000 for new build locations as of March 31, 2016). The Company pays equipment rent monthly and records the equipment rental expense on a straight-line basis over 12 years.

        The Company recorded the following transactions with DCIP:

(In thousands)	March 31, 2016	December 31, 2015
Due from DCIP for equipment and warranty purchases	$1,654	$1,460
Deferred rent liability for digital projectors	8,648	8,725

	Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015
Operating expense:
Digital equipment rental expense	$1,241	$1,294
Warranty reimbursements from DCIP	(2,013)	(1,925)

        Open Road Films Transactions.    During the three months ended March 31, 2016, the Company continued to suspend equity method accounting for its investment in Open Road Films as the negative investment in Open Road Films had reached the Company's capital commitment of $10,000,000. On April 1, 2016, the Company funded $3,000,000 of the capital commitment. The Company's share of cumulative losses from Open Road Films in excess of the Company's capital commitment was $27,560,000 as of March 31, 2016 and $14,422,000 as of December 31, 2015.

        The Company recorded the following transactions with Open Road Films:

(In thousands)	March 31, 2016	December 31, 2015
Due from Open Road Films	$2,895	$2,472
Film rent payable to Open Road Films	641	1,061

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

NOTE 3—INVESTMENTS (Continued)

	Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015
Film exhibition costs:
Gross film exhibition cost on Open Road Films	$3,580	$1,400

        AC JV Transactions.    The Company recorded the following transactions with AC JV:

(In thousands)	March 31, 2016	December 31, 2015
Due to AC JV for Fathom Events programming	$384	$445

	Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015
Film exhibition costs:
Gross exhibition cost on Fathom Events programming	$1,979	$2,586

NOTE 4—STOCKHOLDERS' EQUITY

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

Dividends

        The following is a summary of dividends and dividend equivalents paid to stockholders during the three months ended March 31, 2016:

Declaration Date	Record Date	Date Paid	Amount per Share of Common Stock
February 25, 2016	March 7, 2016	March 21, 2016	$0.20

        On February 25, 2016, the Company's Board of Directors declared a cash dividend of approximately $19,762,000. During the three months ended March 31, 2016, the Company paid

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

NOTE 4—STOCKHOLDERS' EQUITY (Continued)

dividends and dividend equivalents of $19,803,000, increased additional paid-in capital for recognition of deferred tax assets of $123,000 related to the dividends equivalents paid, decreased additional paid-in capital for reversal of deferred tax assets for the settlement of stock awards by $119,000, decreased additional paid-in capital for 20,805 shares surrendered to pay payroll and income taxes by $472,000, and accrued $124,000 for the remaining unpaid dividends at March 31, 2016. The aggregate dividends paid for Class A common stock, Class B common stock, and dividend equivalents were approximately $4,323,000, $15,165,000, and $315,000, respectively, during the three months ended March 31, 2016.

Related Party Transaction

        As of March 31, 2016, the Company recorded a receivable due from Wanda of $214,000 for reimbursement of general administrative and other expense incurred on behalf of Wanda.

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

        During the three months ended March 31, 2016, a former employee who held 27,197 shares, relinquished his put right, therefore the related share amount of $284,000 was reclassified to additional paid-in capital, a component of stockholders' equity.

Stock-Based Compensation

        Holdings adopted a stock-based compensation plan in December of 2013.

        The Company recognized stock-based compensation expense of $1,087,000 and $5,739,000 within general and administrative: other during the three months ended March 31, 2016 and March 31, 2015, respectively. The Company's financial statements reflect an increase to additional paid-in capital related to stock-based compensation of $1,087,000 during the three months ended March 31, 2016. As of March 31, 2016, there was approximately $14,791,000 of total estimated unrecognized compensation cost, assuming attainment of the performance targets at 100%, related to stock-based compensation arrangements expected to be recognized during the remainder of calendar 2016 and in calendar 2017 and 2018. The Company expects to recognize compensation cost of $5,179,000 during the reminder of calendar 2016 and $4,806,000 in calendar 2017 and 2018.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

NOTE 4—STOCKHOLDERS' EQUITY (Continued)

2013 Equity Incentive Plan

        The 2013 Equity Incentive Plan provides for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units, stock awards, and cash performance awards. The maximum number of shares of Holdings' common stock available for delivery pursuant to awards granted under the 2013 Equity Incentive Plan is 9,474,000 shares. At March 31, 2016, the aggregate number of shares of Holdings' common stock remaining available for grant was 7,677,942 shares.

Awards Granted in 2016

        During the three months ended March 31, 2016, Holdings' Board of Directors approved awards of stock, restricted stock units ("RSUs"), and performance stock units ("PSUs") to certain of the Company's employees and directors under the 2013 Equity Incentive Plan. The fair value of the stock at the grant dates of January 4, 2016, February 24, 2016 and March 1, 2016 was $23.17, $22.55 and $24.88 per share, respectively, and was based on the closing price of Holdings' stock.

        The award agreements generally had the following features:

  •
  Stock Award:  On January 4, 2016, 4 members of Holdings' Board of Directors were granted an award of 4,260 fully vested shares of Class A common stock each, and on February 24, 2016, 1 member of Holdings' Board of Directors was granted an award of 4,302 fully vested shares of Class A common stock, for a total award of 21,342 shares. The Company recognized approximately $492,000 of expense in general and administrative: other expense during the three months ended March 31, 2016, in connection with these share grants.

  •
  Restricted Stock Unit Awards:  On March 1, 2016, RSU awards of 145,739 units were granted to certain members of management. Each RSU represents the right to receive one share of Class A common stock at a future date. The RSUs vest over 3 years with 1/3 vesting on each of January 2, 2017, 2018 and 2019. The RSUs will be settled within 30 days of vesting. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs. The grant date fair value was $3,626,000 based on a stock price of $24.88 on March 1, 2016. The Company recognized approximately $121,000 of expense in general and administrative: other expense during the three months ended March 31, 2016, in connection with these awards.

    On March 1, 2016, RSU awards of 135,981 units were granted to certain executive officers covered by Section 162(m) of the Internal Revenue Code. The RSUs will be forfeited if Holdings does not achieve a specified cash flow from operating activities target for each of the twelve months ending December 31, 2016, 2017 and 2018. The RSUs vest over 3 years with 1/3 vesting in each of 2017, 2018 and 2019 if cash flow from operating activities target is met. The vested RSUs will be settled within 30 days of vesting. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

NOTE 4—STOCKHOLDERS' EQUITY (Continued)

    the holder upon vesting of the RSUs. The grant date fair value was $3,383,000 based on the probable outcome of the performance targets and a stock price of $24.88 on March 1, 2016. The Company recognized expense for these awards of $112,000 in general and administrative: other expense, during the three months ended March 31, 2016, based on current estimates that the performance condition for all years is expected to be achieved.

  •
  Performance Stock Unit Award:  On March 1, 2016, PSU awards were granted to certain members of management and executive officers, with both a three year cumulative free cash flow and net income performance target condition and a service condition, covering a performance period beginning January 1, 2016 and ending on December 31, 2018. The PSUs will vest ratably based on a scale ranging from 80% to 120% of the performance target with the vested amount ranging from 30% to 150%. If the performance target is met at 100%, the PSU awards granted on March 1, 2016 will be 281,720 units. No PSUs will vest if Holdings does not achieve the three year cumulative free cash flow and net income minimum performance target or the participant's service does not continue through the last day of the performance period. The vested PSUs will be settled within 30 days of vesting. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the PSUs began to accrue with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the PSUs. Assuming attainment of the performance target at 100%, the Company recognized expense for these awards of approximately $206,000 during the three months ended March 31, 2016 and will recognize $2,060,000 in general and administrative: other expense during the twelve months ending December 31, 2016. The grant date fair value was $7,009,000 based on the probable outcome of the performance conditions and a stock price of $24.88 on March 1, 2016.

  •
  Performance Stock Unit Transition Award:  In recognition of the shift from one year to three year performance periods for annual equity awards on March 1, 2016, PSU transition awards were granted to certain members of management and executive officers, with both a 2016 free cash flow and net income performance target condition and a service condition, covering a performance period beginning January 1, 2016 and ending on December 31, 2016. The PSUs will vest ratably based on a scale ranging from 80% to 120% of the performance target with the vested amount ranging from 30% to 150%. If the performance target is met at 100%, the transition PSU awards granted on March 1, 2016 will be 54,652 units. No PSUs will vest if Holdings does not achieve the free cash flow or net income minimum performance target or the participant's service does not continue through the last day of the performance period. The vested PSUs will be settled within 30 days of vesting. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the PSUs began to accrue with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the PSUs. Assuming attainment of the performance target at 100%, the Company recognized $136,000 during the three months ended March 31, 2016 and will recognize expense for these awards of approximately $1,360,000 in general and administrative: other expense during the twelve months ending December 31, 2016. The grant date fair value was

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

NOTE 4—STOCKHOLDERS' EQUITY (Continued)

    $1,360,000 based on the probable outcome of the performance condition and a stock price of $24.88 on March 1, 2016.

        The following table represents the nonvested RSU and PSU activity for the three months ended March 31, 2016:

	Shares of RSU and PSU	Weighted Average Grant Date Fair Value
Beginning balance at January 1, 2016	19,226	$29.59
Granted(1)	618,092	24.88
Vested	(19,226)	29.59

Nonvested at March 31, 2016	618,092	$24.88

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

        The effective tax rate based on the projected annual taxable income for the year ending December 31, 2016 is 39.0%. The effective tax rate for the three months ended March 31, 2016 and March 31, 2015 was 39.0%. The Company's tax rate for the three months ended March 31, 2016 and March 31, 2015 differs from the statutory tax rate primarily due to state income taxes.

NOTE 6—FAIR VALUE MEASUREMENTS

        Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts business.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

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

        Recurring Fair Value Measurements.    The following table summarizes the fair value hierarchy of the Company's financial assets carried at fair value on a recurring basis as of March 31, 2016:

		Fair Value Measurements at March 31, 2016 Using
(In thousands)	Total Carrying Value at March 31, 2016(1)	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Other long-term assets:
Money market mutual funds	$755	$755	$—	$—
Equity securities, available-for-sale:
Mutual fund large U.S. equity	1,856	1,856	—	—
Mutual fund small/mid U.S. equity	2,235	2,235	—	—
Mutual fund international	612	612	—	—
Mutual fund balanced	474	474	—	—
Mutual fund fixed income	1,014	1,014	—	—

Total assets at fair value	$6,946	$6,946	$—	$—

(1)
The investments relate to a non-qualified deferred compensation arrangement on behalf of certain management. The Company has an equivalent liability for this related-party transaction recorded in other long-term liabilities for the deferred compensation obligation.

        Valuation Techniques.    The Company's money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The equity securities, available-for-sale, primarily consist of common stock and mutual funds invested in equity, fixed income, and international funds and are measured at fair value using quoted market prices. See Note 8—Accumulated Other Comprehensive Income (Loss) for the unrealized gain on the equity securities recorded in accumulated other comprehensive income.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

        Other Fair Value Measurement Disclosures.    The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at March 31, 2016 Using
(In thousands)	Total Carrying Value at March 31, 2016	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current maturities of corporate borrowings	$10,195	$—	$9,071	$1,389
Corporate borrowings	1,851,160	—	1,913,867	4,166

        Valuation Technique.    Quoted market prices and observable market based inputs were used to estimate fair value for Level 2 inputs. The Level 3 fair value measurement represents the transaction price of the corporate borrowings under market conditions.

NOTE 7—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        A rollforward of reserves for theatre and other closure and disposition of assets is as follows:

	Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015
Beginning balance	$42,973	$52,835
Theatre and other closure expense	1,508	1,127
Transfer of assets and liabilities	—	59
Foreign currency translation adjustment	255	(1,613)
Cash payments	(3,303)	(2,909)

Ending balance	$41,433	$49,499

        In the accompanying Consolidated Balance Sheets, as of March 31, 2016, the current portion of the ending balance totaling $7,849,000 is included with accrued expenses and other liabilities and the long-term portion of the ending balance totaling $33,584,000 is included with other long-term liabilities. Theatre and other closure reserves for leases that have not been terminated were recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

        During the three months ended March 31, 2016 and the three months ended March 31, 2015, the Company recognized theatre and other closure expense of $1,508,000 and $1,127,000, respectively. Theatre and other closure expense included the accretion on previously closed properties with remaining lease obligations.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE INCOME

        The following tables present the change in accumulated other comprehensive income (loss) by component:

(In thousands)	Foreign Currency	Pension and Other Benefits	Unrealized Net Gain on Marketable Securities	Unrealized Net Gain from Equity Method Investees' Cash Flow Hedge	Total
Balance, December 31, 2015	$2,101	$(3,289)	$1,465	$2,527	$2,804

Other comprehensive income (loss) before reclassifications	(71)	4	339	(468)	(196)
Amounts reclassified from accumulated other comprehensive income	—	—	(1,783)	97	(1,686)

Other comprehensive income (loss)	(71)	4	(1,444)	(371)	(1,882)

Balance, March 31, 2016	$2,030	$(3,285)	$21	$2,156	$922

(In thousands)	Foreign Currency	Pension and Other Benefits(1)	Unrealized Net Gain on Marketable Securities	Unrealized Net Gain from Equity Method Investees' Cash Flow Hedge	Total
Balance, December 31, 2014	$729	$6,675	$2,677	$2,763	$12,844

Other comprehensive income (loss) before reclassifications	976	701	825	(361)	2,141
Amounts reclassified from accumulated other comprehensive income	—	(10,875)	(4)	122	(10,757)

Other comprehensive income (loss)	976	(10,174)	821	(239)	(8,616)

Balance, March 31, 2015	$1,705	$(3,499)	$3,498	$2,524	$4,228

(1)
See Note 9—Employee Benefit Plans for further information regarding amounts reclassified from accumulated other comprehensive income.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The tax effects allocated to each component of other comprehensive income (loss) is as follows:

	Three Months Ended
	March 31, 2016			March 31, 2015
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized foreign currency translation adjustment	$(117)	$46	$(71)	$1,600	$(624)	$976
Pension and other benefit adjustments:
Net loss arising during the period	—	—	—	(73)	28	(45)
Prior service credit arising during the period	—	—	—	1,223	(477)	746
Amortization of net (gain) loss reclassified into general and administrative: other	7	(3)	4	(2,786)	1,087	(1,699)
Amortization of prior service credit reclassified into general and administrative: other	—	—	—	(2,888)	1,126	(1,762)
Curtailment gain reclassified into general and administrative: other	—	—	—	(11,867)	4,628	(7,239)
Settlement gain reclassified into general and administrative: other	—	—	—	(288)	113	(175)
Marketable securities:
Unrealized net holding gain arising during the period	555	(216)	339	1,352	(527)	825
Realized net gain reclassified into investment expense (income)	(2,923)	1,140	(1,783)	(6)	2	(4)
Equity method investees' cash flow hedge:
Unrealized net holding loss arising during the period	(768)	300	(468)	(592)	231	(361)
Realized net loss reclassified into equity in earnings of non-consolidated entities	160	(63)	97	200	(78)	122

Other comprehensive income (loss)	$(3,086)	$1,204	$(1,882)	$(14,125)	$5,509	$(8,616)

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

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

NOTE 9—EMPLOYEE BENEFIT PLANS (Continued)

        On January 12, 2015, the Compensation Committee and all of the Board of Directors of AMC Entertainment Holdings, Inc. adopted resolutions to terminate the AMC Postretirement Medical Plan with an effective date of March 31, 2015. During the three months ended March 31, 2015, the Company notified eligible associates that their retiree medical coverage under the plan would terminate after March 31, 2015. Payments to eligible associates were approximately $4,300,000 during the three months ended March 31, 2015. The Company recorded net periodic benefit credits including curtailment gains, settlement gains, amortization of unrecognized prior service credits and amortization of actuarial gains recorded in accumulated other comprehensive income related to the termination and settlement of the plan during the three months ended March 31, 2015.

        Net periodic benefit cost (credit) recognized for the plans during the three months ended March 31, 2016 and the three months ended March 31, 2015 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$2
Interest cost	1,081	1,069	—	7
Expected return on plan assets	(889)	(1,166)	—	—
Amortization of net (gain) loss	7	11	—	(2,797)
Amortization of prior service credit	—	—	—	(2,888)
Curtailment gain	—	—	—	(11,867)
Settlement (gain) loss	—	287	—	(575)

Net periodic benefit cost (credit)	$199	$201	$—	$(18,118)

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

        On May 28, 2015, the Company received a Civil Investigative Demand ("CID") from the Antitrust Division of the United States Department of Justice in connection with an investigation under

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

NOTE 10—COMMITMENTS AND CONTINGENCIES (Continued)

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

        On March 3, 2016, the Company and Carmike Cinemas, Inc. ("Carmike") entered into a definitive merger agreement pursuant to which the Company will acquire all of the outstanding shares of Carmike for $30.00 per share in cash or approximately $757,000,000. The Company has entered into a debt financing commitment letter in connection with the merger agreement which provides senior secured incremental term loans in an aggregate amount of up to $325,000,000 and a senior subordinated bridge loan in an aggregate amount of up to $300,000,000 to fund the acquisition. There can be no assurance that the Company will be successful in completing the debt financing on favorable terms as it involves matters outside of the Company's control. The merger is subject to customary closing conditions, including regulatory approval and approval by Carmike's shareholders.

NOTE 11—NEW ACCOUNTING PRONOUNCEMENTS

        In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employer Share-Based Payment Accounting which is intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This standard requires entities to record all of the tax effects related to share-based payments at settlement or expiration through the income statement, removes the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable, requires all tax-related cash flows resulting from share-based payments to be reported as operating activities on the statement of cash flows, permits entities to withhold an amount up to the employee's maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award and permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. This standard will be effective for fiscal years beginning after December 15, 2016, and interim periods within that reporting period. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact the adoption of ASU 2016-09 will have on its consolidated financial position, results of operations or cash flows.

        In February 2016, the FASB issued ASU No. 2016-02, Leases, which is intended to improve financial reporting about leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial position, results of operations or cash flows.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

NOTE 11—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

NOTE 12—EARNINGS PER SHARE

        Basic earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted earnings per share includes the effects of unvested RSU's with a service condition only and unvested contingently issuable RSUs and PSUs that have service and performance conditions, if dilutive.

        The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015
Numerator:
Net earnings	$28,291	$6,138

Denominator (shares in thousands):
Weighted average shares for basic earnings per common share	98,200	97,919
Common equivalent shares for RSUs and PSUs	7	—

Shares for diluted earnings per common share	98,207	97,919

Basic earnings per common share	$0.29	$0.06

Diluted earnings per common share	$0.29	$0.06

        Vested RSUs and PSU's have dividend rights identical to the Company's Class A and Class B common stock and are treated as outstanding shares for purposes of computing basic and diluted earnings per share. Certain unvested RSUs and unvested PSUs are subject to performance conditions and are included in diluted earnings per share, if dilutive, using the treasury stock method based on the number of shares, if any, that would be issuable under the terms of the Company's 2013 Equity Incentive Plan ("Plan") if the end of the reporting period were the end of the contingency period. During the three months ended March 31, 2016, unvested RSUs of 135,981 and unvested PSUs of 100,912 at the minimum performance target, were not included in the computation of diluted earnings

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

NOTE 12—EARNINGS PER SHARE (Continued)

per share since the shares would not be issuable under the terms of the Plan, if the end of the reporting period were the end of the contingency period.

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, Financial statements of guarantors and issuers of guaranteed securities registered or being registered. Each of the subsidiary guarantors are 100% owned by AMCEH. The subsidiary guarantees of the Company's Notes due 2022 and the Notes due 2025 are full and unconditional and joint and several and subject to customary release provisions. The Company and its subsidiary guarantors' investments in its consolidated subsidiaries are presented under the equity method of accounting.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Three months ended March 31, 2016:

(In thousands)	AMCEH	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Holdings, Inc.
Revenues
Admissions	$—	$481,459	$1,115	$—	$482,574
Food and beverage	—	243,664	488	—	244,152
Other theatre	—	39,107	184	—	39,291

Total revenues	—	764,230	1,787	—	766,017

Operating costs and expenses
Film exhibition costs	—	261,814	540	—	262,354
Food and beverage costs	—	33,871	94	—	33,965
Operating expense	—	201,452	861	—	202,313
Rent	—	124,093	491	—	124,584
General and administrative:
Merger, acquisition and transaction costs	—	4,604	—	—	4,604
Other	—	18,516	—	—	18,516
Depreciation and amortization	—	60,416	14	—	60,430

Operating costs and expenses	—	704,766	2,000	—	706,766

Operating income (loss)	—	59,464	(213)	—	59,251
Other expense (income)
Equity in net (earnings) loss of subsidiaries	(26,184)	185	—	25,999	—
Other expense	—	26	—	—	26
Interest expense:
Corporate borrowings	24,840	31,999	—	(31,972)	24,867
Capital and financing lease obligations	—	2,195	—	—	2,195
Equity in earnings of non-consolidated entities	—	(4,264)	—	—	(4,264)
Investment income	(26,947)	(14,951)	(28)	31,972	(9,954)

Total other expense (income)	(28,291)	15,190	(28)	25,999	12,870

Earnings (loss) before income taxes	28,291	44,274	(185)	(25,999)	46,381
Income tax provision	—	18,090	—	—	18,090

Net earnings (loss)	$28,291	$26,184	$(185)	$(25,999)	$28,291

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Three months ended March 31, 2015:

(In thousands)	AMCEH	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Holdings, Inc.
Revenues
Admissions	$—	$417,689	$1,005	$—	$418,694
Food and beverage	—	200,108	416	—	200,524
Other theatre	—	33,779	127	—	33,906

Total revenues	—	651,576	1,548	—	653,124

Operating costs and expenses
Film exhibition costs	—	222,628	460	—	223,088
Food and beverage costs	—	28,424	84	—	28,508
Operating expense	68	186,352	838	—	187,258
Rent	—	117,484	437	—	117,921
General and administrative:
Merger, acquisition and transaction costs	—	1,578	—	—	1,578
Other	—	4,940	1	—	4,941
Depreciation and amortization	—	57,754	23	—	57,777

Operating costs and expenses	68	619,160	1,843	—	621,071

Operating income (loss)	(68)	32,416	(295)	—	32,053
Other expense (income)
Equity in net (earnings) loss of subsidiaries	(3,186)	295	—	2,891	—
Interest expense:
Corporate borrowings	26,017	34,899	—	(34,837)	26,079
Capital and financing lease obligations	—	2,373	—	—	2,373
Equity in earnings of non-consolidated entities	—	(1,324)	—	—	(1,324)
Investment income	(29,037)	(10,943)	—	34,837	(5,143)

Total other expense (income)	(6,206)	25,300	—	2,891	21,985

Earnings (loss) before income taxes	6,138	7,116	(295)	(2,891)	10,068
Income tax provision	—	3,930	—	—	3,930

Net earnings (loss)	$6,138	$3,186	$(295)	$(2,891)	$6,138

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Three months ended March 31, 2016:

(In thousands)	AMCEH	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Holdings, Inc.
Net earnings (loss)	$28,291	$26,184	$(185)	$(25,999)	$28,291
Equity in other comprehensive income (loss) of subsidiaries	(1,882)	226	—	1,656	—
Foreign currency translation adjustment, net of tax	—	(297)	226	—	(71)
Pension and other benefit adjustments:
Amortization of net loss reclassified into general and administrative: others, net of tax	—	4	—	—	4
Marketable securities:
Unrealized holding gain arising during the period, net of tax	—	339	—	—	339
Realized net gain reclassified to net investment income, net of tax	—	(1,783)	—	—	(1,783)
Equity method investees' cash flow hedge:
Unrealized net holding loss arising during the period, net of tax	—	(468)	—	—	(468)
Realized net holding loss reclassified to equity in earnings of non-consolidated entities, net of tax	—	97	—	—	97

Other comprehensive income (loss)	(1,882)	(1,882)	226	1,656	(1,882)

Total comprehensive income	$26,409	$24,302	$41	$(24,343)	$26,409

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Three months ended March 31, 2015:

(In thousands)	AMCEH	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Holdings, Inc.
Net earnings (loss)	$6,138	$3,186	$(295)	$(2,891)	$6,138
Equity in other comprehensive income (loss) of subsidiaries	(8,616)	536	—	8,080	—
Foreign currency translation adjustment, net of tax	—	440	536	—	976
Pension and other benefit adjustments:
Net loss arising during the period, net of tax	—	(45)	—	—	(45)
Prior service credit arising during the period, net of tax	—	746	—	—	746
Amortization of net gain reclassified into general and administrative: other, net of tax	—	(1,699)	—	—	(1,699)
Amortization of prior service credit reclassified into general and administrative: other, net of tax	—	(1,762)	—	—	(1,762)
Curtailment gain reclassified into general and administrative: other, net of tax	—	(7,239)	—	—	(7,239)
Settlement gain reclassified into general and administrative: other, net of tax	—	(175)	—	—	(175)
Marketable securities:
Unrealized holding gain arising during the period, net of tax	—	825	—	—	825
Realized net holding gain reclassified to net investment income, net of tax	—	(4)	—	—	(4)
Equity method investees' cash flow hedge:
Unrealized holding loss arising during the period, net of tax	—	(361)	—	—	(361)
Realized net loss reclassified to equity in earnings of non-consolidated entities, net of tax	—	122	—	—	122

Other comprehensive income (loss)	(8,616)	(8,616)	536	8,080	(8,616)

Total comprehensive income (loss)	$(2,478)	$(5,430)	$241	$5,189	$(2,478)

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

As of March 31, 2016:

(In thousands)	AMCEH	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Holdings, Inc.
Assets
Current assets:
Cash and equivalents	$1,944	$63,510	$42,473	$—	$107,927
Receivables, net	—	84,813	235	—	85,048
Other current assets	—	92,396	1,302	—	93,698

Total current assets	1,944	240,719	44,010	—	286,673
Investment in equity of subsidiaries	1,646,593	33,857	—	(1,680,450)	—
Property, net	—	1,409,404	230	—	1,409,634
Intangible assets, net	—	235,508	—	—	235,508
Intercompany advances	1,757,647	(1,764,109)	6,462	—	—
Goodwill	(2,143)	2,412,723	—	—	2,410,580
Deferred tax asset	299	105,310	—	—	105,609
Other long-term assets	9,202	473,852	13	—	483,067

Total assets	$3,413,542	$3,147,264	$50,715	$(1,680,450)	$4,931,071

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$240,420	$387	$—	$240,807
Accrued expenses and other liabilities	10,408	130,481	148	—	141,037
Deferred revenues and income	—	183,072	—	—	183,072
Current maturities of corporate borrowings and capital and financing lease obligations	8,806	10,185	—	—	18,991

Total current liabilities	19,214	564,158	535	—	583,907
Corporate borrowings	1,846,994	4,166	—	—	1,851,160
Capital and financing lease obligations	—	90,992	—	—	90,992
Exhibitor services agreement	—	373,010	—	—	373,010
Other long-term liabilities	—	468,345	16,323	—	484,668

Total liabilities	1,866,208	1,500,671	16,858	—	3,383,737
Temporary equity	1,080	—	—	—	1,080
Stockholders' equity	1,546,254	1,646,593	33,857	(1,680,450)	1,546,254

Total liabilities and stockholders' equity	$3,413,542	$3,147,264	$50,715	$(1,680,450)	$4,931,071

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

As of December 31, 2015:

(In thousands)	AMCEH	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Holdings, Inc.
Assets
Current assets:
Cash and equivalents	$1,944	$167,023	$42,283	$—	$211,250
Receivables, net	(21)	105,477	53	—	105,509
Other current assets	—	96,302	1,306	—	97,608

Total current assets	1,923	368,802	43,642	—	414,367
Investment in equity of subsidiaries	1,638,903	31,609	—	(1,670,512)	—
Property, net	—	1,401,686	242	—	1,401,928
Intangible assets, net	—	237,376	—	—	237,376
Intercompany advances	1,805,829	(1,811,112)	5,283	—	—
Goodwill	(2,143)	2,408,834	—	—	2,406,691
Deferred income tax asset	295	125,903	—	—	126,198
Other long-term assets	9,686	492,057	14	—	501,757

Total assets	$3,454,493	$3,255,155	$49,181	$(1,670,512)	$5,088,317

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$312,591	$434	$—	$313,025
Accrued expenses and other liabilities	7,188	151,619	(143)	—	158,664
Deferred revenues and income	—	221,679	—	—	221,679
Current maturities of corporate borrowings and capital and financing lease obligations	8,806	9,980	—	—	18,786

Total current liabilities	15,994	695,869	291	—	712,154
Corporate borrowings	1,898,432	4,166	—	—	1,902,598
Capital and financing lease obligations	—	93,273	—	—	93,273
Exhibitor services agreement	—	377,599	—	—	377,599
Other long-term liabilities	—	445,345	17,281	—	462,626

Total liabilities	1,914,426	1,616,252	17,572	—	3,548,250
Temporary equity	1,364	—	—	—	1,364
Stockholders' equity	1,538,703	1,638,903	31,609	(1,670,512)	1,538,703

Total liabilities and stockholders' equity	$3,454,493	$3,255,155	$49,181	$(1,670,512)	$5,088,317

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Three months ended March 31, 2016:

(In thousands)	AMCEH	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Holdings, Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$7,092	$15,164	$615	$—	$22,871

Cash flows from investing activities:
Capital expenditures	—	(57,650)	(7)	—	(57,657)
Acquisition of Starplex, net of cash acquired	—	400	—	—	400
Investments in non-consolidated entities, net	—	(9)	—	—	(9)
Proceeds from disposition of long-term assets	—	5,390	—	—	5,390
Other, net	—	251	—	—	251

Net cash used in investing activities	—	(51,618)	(7)	—	(51,625)

Cash flows from financing activities:
Cash used to pay dividends	(19,803)	—	—	—	(19,803)
Deferred financing fees	(501)	—	—	—	(501)
Payments under revolving credit facility	(50,000)	—	—	—	(50,000)
Principal payments under capital and financing lease obligations	—	(2,076)	—	—	(2,076)
Principle payments under Term Loan	(2,202)	—	—	—	(2,202)
Change in intercompany advances	65,414	(64,235)	(1,179)	—	—

Net cash used in financing activities	(7,092)	(66,311)	(1,179)	—	(74,582)

Effect of exchange rate changes on cash and equivalents	—	(748)	761	—	13

Net decrease in cash and equivalents		(103,513)	190	—	(103,323)
Cash and equivalents at beginning of period	1,944	167,023	42,283	—	211,250

Cash and equivalents at end of period	$1,944	$63,510	$42,473	$—	$107,927

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Three months ended March 31, 2015:

(In thousands)	AMCEH	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Holdings, Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$11,443	$7,991	$2,129	$—	$21,563

Cash flows from investing activities:
Capital expenditures	—	(69,582)	(8)	—	(69,590)
Investments in non-consolidated entities, net	—	(152)	—	—	(152)
Other, net	—	(1,636)	—	—	(1,636)

Net cash used in investing activities	—	(71,370)	(8)	—	(71,378)

Cash flows from financing activities:
Cash used to pay dividends	(19,821)	—	—	—	(19,821)
Principal payments under capital and financing lease obligations	—	(1,886)	—	—	(1,886)
Principal payments under Term Loan	(1,938)	—	—	—	(1,938)
Change in intercompany advances	10,247	(7,889)	(2,358)	—	—

Net cash used in financing activities	(11,512)	(9,775)	(2,358)	—	(23,645)

Effect of exchange rate changes on cash and equivalents	—	67	(9)	—	58

Net decrease in cash and equivalents	(69)	(73,087)	(246)	—	(73,402)
Cash and equivalents at beginning of period	2,454	174,117	41,635	—	218,206

Cash and equivalents at end of period	$2,385	$101,030	$41,389	$—	$144,804

NOTE 14—SUBSEQUENT EVENT

        On April 27, 2016, Holdings' Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on June 20, 2016 to stockholders of record on June 6, 2016.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

        In addition to historical information, this Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "may," "will," "forecast," "estimate," "project," "intend," "plan," "expect," "should," "believe" and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Similarly, statements made herein and elsewhere regarding our pending acquisition of Carmike are also forward-looking statements, including statements regarding the anticipated closing date of the acquisition, the ability to obtain regulatory approvals or to satisfy closing conditions, the costs of the acquisition or the source or structure of the financings, the expected benefits of the acquisition on our future business, operations and financial performance and our ability to successfully integrate the recently acquired business. These forward-looking statements are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

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

  •
  increased costs in order to comply with governmental regulation and the impact of governmental investigations concerning potentially anticompetitive conduct including film clearances and partnering with other major exhibitors in joint ventures; and

  •
  we may not generate sufficient cash flows or have sufficient restricted payment capacity under our Senior Secured Credit Facility or the indentures governing our debt securities to pay our intended dividends on our Class A and Class B common stock.

        This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative but not exhaustive. In addition, new risks and uncertainties may arise from time to time. Accordingly, all forward-looking statements should be evaluated with an understanding of their inherent uncertainty.

        Readers are urged to consider these factors carefully in evaluating the forward-looking statements. For further information about these and other risks and uncertainties as well as strategic initiatives, see Item 1A. "Risk Factors" and Item 1. "Business" in our Annual Report on Form 10-K for the year ended December 31, 2015 and our other public filings.

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

Overview

        AMC is the guest experience leader in the movie exhibition industry. We operate productive theatres in the country's top markets, including No. 1 market share in the top three markets, New York, Los Angeles and Chicago.

        Our theatrical exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs™ customer frequency membership program, rental of theatre auditoriums, income from gift card and exchange ticket sales, on-line ticketing fees and arcade games located in theatre lobbies. As of March 31, 2016, we owned, operated or had interests in 385 theatres and 5,380 screens.

        We are committed to maintaining a leadership position in the industry by focusing on innovations for the benefit of our guests. To ensure AMC is an imaginative and bold innovator today and in the years ahead, we have established these priorities:

  •
  We believe our guest-focused strategy and our commitment to strong fiscal stewardship will drive shareholder value and will be supported by our size and scale;

  •
  Through world-class marketing programs we plan to strengthen the bonds with our current guests and create new connections with potential guests, to drive more attendance and increase market share. Our focus is to grab guests' attention before they even leave their homes—by paying close attention to our brands and to our loyalty program, and to communicate with movie-goers digitally via the internet, our web site, our apps and through social media. Given the high degree of acceptance by consumers in interacting with companies through their website and apps, AMC is developing an all-new website and mobile application. AMC will commence launching these enhancements in phases starting in the fall of 2016. We expect to continuously improve efforts to sell movie tickets in a world where more and more consumer buying takes place online and on mobile devices;

  •
  AMC has a keen focus on the quality of on-screen presentation and programing content. We plan to continue investing in technical innovation that will allow us to enhance the consumer experience through premium formats such as IMAX, Dolby Cinema, 3D and other premium format offerings. We believe the investment in premium formats increases the value of the movie going experience for our guests and leads to additional ticket revenue. Additionally, in recognizing guests' varied tastes we will continue to explore offerings of alternative content such as live concerts, sporting events, Broadway shows, opera and other non-traditional programming to provide incremental revenue;

  •
  We expect to quicken the pace of deploying our proven theatre innovations while simultaneously developing new concepts and initiatives that will elevate the movie-going experience at AMC;

  •
  We plan for our growth to be driven through our guest-focused strategy and profitable acquisitions. We believe the introduction of our proven guest focused strategies via acquisitions to new movie-goers will generate meaningful benefits to guests, associates, studio partners and our shareholders;

  •
  We will continue to motivate our associates by generating pride in their employment at AMC. Because so much of our guest satisfaction is determined by the service delivery of our theatre teams, taking good care of our associates should translate in turn to their taking good care of our guests;

  •
  Studios, film makers and other institutions of the movie industry, whether in Hollywood or abroad, are valued partners with whom we must have cooperative and productive relationships; and

  •
  AMC is committed to deploying new technologies that will allow us to prosper and thrive even as consumers look to other ways to watch movies. Our recent foray into food and beverage mobile ordering and the partnership we announced with Atom Tickets in April of 2016 are good examples of how we intend to leverage new technologies in our efforts to elevate the movie-going experience.

Film Content

        Box office admissions are our largest source of revenue. We predominantly license "first-run" films from distributors owned by major film production companies and from independent distributors on a film-by-film and theatre-by-theatre basis. Film exhibition costs are accrued based on the applicable admissions revenues and estimates of the final settlement pursuant to our film licenses. Licenses that we enter into typically state that rental fees are based on aggregate terms established prior to the opening of the picture. In certain circumstances and less frequently, our rental fees are based on a mutually agreed settlement upon the conclusion of the picture. Under an aggregate terms formula, we pay the distributor a specified percentage of box office gross or pay based on a scale of percentages tied to different amounts of box office gross. The settlement process allows for negotiation based upon how a film actually performs.

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

AMC Movie Screens

        During the three months ended March 31, 2016, we opened 12 new screens, permanently closed 38 screens, temporarily closed 79 screens and reopened 59 screens to implement our strategy and install consumer experience upgrades.

        As of March 31, 2016, we had 2,609 3D enabled screens, including 152 IMAX, 17 Dolby Cinema at AMC and 11 Premium Large Format ("PLF"); approximately 48% of our screens were 3D enabled screens, including IMAX 3D enabled screens, and approximately 3% of our screens were IMAX 3D enabled screens.

Format	Number of Screens As of March 31, 2016	Number of Screens As of December 31, 2015
Digital	5,380	5,426
3D enabled	2,609	2,643
IMAX (3D enabled)	152	152
Dolby Cinema at AMC	17	12
Other PLF (3D enabled)	11	13
Dine-in theatres	312	312
Premium seating	1,208	1,119

        IMAX®.    IMAX is one of the world's leading entertainment technology companies, specializing in motion picture technologies and presentations. IMAX offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX theaters to connect with audiences in innovative ways, and as such, IMAX's theater network is among the most important and successful theatrical distribution platforms for major event films around the world.

        As of March 31, 2016, AMC is the largest IMAX exhibitor in the U.S. with a 44% market share, and each of our IMAX local installations is protected by geographic exclusivity. As of March 31, 2016, our IMAX screen count is 70% greater than our closest competitor. AMC believes that we have had considerable success with our IMAX partnership, and is exploring with IMAX a significant increase to the number of our IMAX locations.

        Dolby Cinema™ at AMC.    On April 9, 2015, we, along with Dolby Laboratories, Inc., announced Dolby Cinema at AMC, a premium cinema offering for moviegoers that combines state-of-the-art image and sound technologies with inspired theatre design and comfort. Dolby Cinema at AMC includes Dolby Vision™ laser projection and object oriented Dolby Atmos® audio technology, as well as AMC's plush power reclining seats with seat transducers that vibrate with the action on screen.

        As of March 31, 2016, we have 17 fully operational Dolby Cinema at AMC screens and we expect to open substantially more Dolby screens by the end of 2016.

        Other PLF.    AMC believes there is considerable opportunity to add a private label PLF format in many of our locations, with superior sight and sound technology and enhanced seating as contrasted with our traditional auditoriums. This PLF format will give AMC the capability to add a screen in theatres already outfitted with IMAX and/or Dolby Cinema at AMC. Also, this PLF should offer an enhanced theatrical experience for movie goers beyond AMC's current core theatres, but may not carry the same price premium as IMAX or Dolby Cinema at AMC. Therefore, it may be especially relevant in smaller or more price sensitive markets.

Guest Amenities

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions, substantial upgrades to seating concepts, expansion of food and beverage offerings (including dine-in theatres), and by disposing of older screens through closures and sales. We are an industry leader in the development and operation of theatres. Typically, our theatres have 12 or more screens and offer amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and premium seat design.

        Recliner seating is the key feature of theatre renovations. These renovations involve stripping theatres to their basic structure in order to replace finishes throughout, upgrade the sight and sound experience, install modernized points of sale and, most importantly, replace traditional theatre seats with plush, electric recliners that allow customers to deploy a leg rest and fully recline at the push of a button. The renovation process typically involves losing up to two-thirds of a given auditorium's seating capacity. For an industry historically focused on quantity, this reduction in seating capacity could be viewed as counter-intuitive and harmful to revenues. However, the quality improvement in the customer experience is driving a 60% increase in attendance at these locations. Our customers have responded favorably to the significant personal space gains from ample row depths, ability to recline or stretch their legs, extra-wide pillowed chaise and oversized armrests. The reseated theatres attract more midweek audiences than normal theatres and tend to draw more adults who pay higher ticket prices than teens or young children. We typically do not change ticket prices in the first year after construction, however, in subsequent years we typically increase our ticket prices at our reseated theatres.

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

        We believe the comfort and personal space gains from recliner seating, coupled with the immediacy of demand captured from open-source internet ticketing and the certainty offered by reserved seating distinguish us from our competitors.

        Food and beverage sales are our second largest source of revenue after box office admissions. Food and beverage items traditionally include popcorn, soft drinks, candy and hot dogs. Different varieties of food and beverage items are offered at our theatres based on preferences in the particular geographic region. Our traditional food and beverage strategy emphasizes prominent and appealing food and beverage offerings designed for rapid service and efficiency, including a customer friendly self-serve experience. We design our theatres to have more food and beverage capacity to make it easier to serve larger numbers of customers. Strategic placement of large food and beverage operations within theatres increases their visibility, aids in reducing the length of lines, allows flexibility to introduce new concepts and improves traffic flow around the food and beverage stands.

        To address recent consumer trends, we are expanding our menu of enhanced food and beverage products to include made-to-order drinks and meals, customized coffee, healthy snacks, premium beers, wine and mixed drinks and other gourmet products. We plan to invest across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage design improvements to the development of new dine-in theatre options to rejuvenate theatres approaching the end of their useful lives as traditional movie theatres and, in some of our larger theatres, to more efficiently monetize attendance. The costs of these conversions in some cases are partially covered by investments from the theatre landlord. We currently operate 19 Dine-In Theatres that deliver chef-inspired menus with seat-side or delivery service to luxury recliners with tables. Our recent Dine-In Theatre concepts are designed to capitalize on the latest food service trend, the fast casual eating experience.

AMC Stubs

        AMC Stubs is a customer frequency program which allows members to earn rewards, including $10 for each $100 spent, redeemable on future purchases at AMC locations. The portion of the admissions and food and beverage revenues attributed to the rewards is deferred as a reduction of admissions and food and beverage revenues and is allocated between admissions and food and beverage revenues based on expected member redemptions.

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

        As of March 31, 2016, we had 2,606,000 AMC Stubs members. Our AMC Stubs members represented approximately 20% of our attendance during 2016 with an average ticket price 3% lower than our non-members and food and beverage expenditures per patron 3% higher than non-members.

        In April of 2016, AMC launched a test of a revised AMC Stubs program featuring both a traditional paid membership program, called AMC Stubs Premiere, and a new non-paid tier called AMC Stubs Insider. Both programs reward loyal guests for their patronage of AMC Theatres, but the Premiere program provides greater rewards for dollars spent than the free program, and offers other guest amenities. AMC anticipates launching nationally this revised AMC Stubs program in the summer of 2016.

        The following table reflects AMC Stubs activity during the three month period ended March 31, 2016:

			AMC Stubs Revenue for Three Months Ended March 31, 2016
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, December 31, 2015	$12,142	$17,013
Membership fees received	5,182	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	3,848	—	(3,848)	—
Food and beverage	—	5,373	—	—	(5,373)
Rewards redeemed:
Admissions	—	(4,468)	—	4,468	—
Food and beverage	—	(6,239)	—	—	6,239
Amortization of deferred revenue	(6,137)	—	6,137	—	—

For the period ended or balance as of March 31, 2016	$11,187	$15,527	$6,137	$620	$866

        The following table reflects AMC Stubs activity during the three month period ended March 31, 2015:

			AMC Stubs Revenue for Three Months Ended March 31, 2015
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Food and Beverage Revenues
Balance, December 31, 2014	$11,408	$16,129
Membership fees received	5,942	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	4,240	—	(4,240)	—
Food and beverage	—	5,844	—	—	(5,844)
Rewards redeemed:
Admissions	—	(4,448)	—	4,448	—
Food and beverage	—	(6,057)	—	—	6,057
Amortization of deferred revenue	(6,111)	—	6,111	—	—

For the period ended or balance as of March 31, 2015	$11,239	$15,708	$6,111	$208	$213

Significant and Subsequent Events

        RealD Inc.    We sold all of our 1,222,780 shares of common stock in RealD Inc. during the three months ended March 31, 2016 and recognized a gain on sale of $3,008,000. We have recorded a $13,451,000 receivable included in receivables, net related to the sale of our RealD Inc. shares as of March 31, 2016 and received the proceeds from the sale on April 9, 2016.

        Carmike Cinemas.    On March 3, 2016, we, and Carmike Cinemas, Inc. ("Carmike"), entered into a definitive merger agreement pursuant to which we will acquire all of the outstanding shares of Carmike for $30.00 per share in cash or approximately $757,000,000. We entered into a debt financing commitment letter in connection with the merger agreement which provides senior secured incremental term loans in an aggregate amount of up to $325,000,000 and a senior subordinated bridge loan in an aggregate amount of up to $300,000,000 to fund the acquisition. There can be no assurance that we will be successful in completing the debt financing on favorable terms as it involves matters outside of our control. The merger is subject to customary closing conditions, including regulatory approval and approval by Carmike's shareholders. Carmike is a U.S. leader in digital cinema, 3D cinema deployments and alternative programming and is one of the nation's largest motion picture exhibitors. Carmike operates 276 theatres and 2,954 screens in 41 states focused primarily in mid-sized communities.

        Starplex Cinemas.    In December 2015, the Company completed the acquisition of Starplex Cinemas for cash. The purchase price for Starplex Cinemas was $172,243,000, net of cash acquired, and is subject to working capital and other purchase price adjustments as described in the stock purchase agreement. Starplex Cinemas operates 33 theatres with 346 screens in small and mid-size markets in 12 states, which further complements the Company's large market portfolio. The Company expects to realize synergies and cost savings related to this acquisition as a result of purchasing and procurement economies of scale and general and administrative expense savings, particularly with respect to the consolidation of corporate related functions and elimination of redundancies. In January 2016, we divested of two Starplex Cinemas theatres with 22 screens, as required by the Antitrust Division of the United States Department of Justice. We received proceeds from the divestiture of approximately $5,390,000. For additional information about the Starplex Cinemas acquisition, see Note 2—Acquisition to our Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

        Corporate Borrowings.    On December 11, 2015, AMCE entered into a first amendment to its Senior Secured Credit Agreement dated April 30, 2013 ("First Amendment"). The First Amendment provides for the incurrence of $125,000,000 incremental term loans ("Incremental Term Loan"). In addition, the First Amendment, among other things, (a) extends the maturity date with respect to (i) the existing Term Loan due 2020 and the Incremental Term Loan (together "Term Loan due 2022") to December 15, 2022 and (ii) the Revolving Credit Facility from April 30, 2018 to December 15, 2020 and (b) increases the applicable margin for the Term Loan due 2022 from 1.75% with respect to base rate borrowings to 2.25% and 2.75% with respect to LIBOR borrowings to 3.25%. We capitalized deferred financing costs of approximately $6,545,000 related to the modification of the Revolving Credit Facility and approximately $3,329,000 related to the modification of the term loans under the Senior Secured Credit Facility. The proceeds of the Incremental Term Loan were used by AMCE to pay expenses related to the First Amendment transactions and the Starplex Cinemas acquisition. At March 31, 2016, the aggregate principal balance of the Term Loan due 2022 was $878,423,000 and borrowings under the Revolving Credit Facility were $25,000,000. As of March 31, 2016, AMCE had approximately $112,384,000 available for borrowing, net of letters of credit, under its Revolving Credit Facility.

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

        On March 31, 2016, AMCE merged with and into Holdings, its direct parent company. In connection with the merger, Holdings assumed all of the obligations of AMCE pursuant to the indentures to the 5.875% Senior Subordinated Notes due 2022, the 5.75% Senior Subordinated Notes due 2025 and the Credit Agreement, dated as of April 30, 2013 (as subsequently amended).

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

        Dividends.    The following is a summary of dividends and dividend equivalents declared to stockholders:

Declaration Date	Record Date	Date Paid	Amount per Share of Common Stock	Total Amount Declared (In thousands)
February 25, 2016	March 7, 2016	March 21, 2016	$0.20	$19,762
February 3, 2015	March 9, 2015	March 23, 2015	0.20	19,637
April 27, 2015	June 8, 2015	June 22, 2015	0.20	19,635
July 28, 2015	September 8, 2015	September 21, 2015	0.20	19,622
October 29, 2015	December 7, 2015	December 21, 2015	0.20	19,654
April 25, 2014	June 6, 2014	June 16, 2014	0.20	19,576
July 29, 2014	September 5, 2014	September 15, 2014	0.20	19,576
October 27, 2014	December 5, 2014	December 15, 2014	0.20	19,577

        During the three months ended March 31, 2016 and the three months ended March 31, 2015, we paid dividends and dividend equivalents of $19,803,000 and $19,821,000, respectively. At March 31, 2016 and March 31, 2015, we accrued $124,000 and $41,000, respectively, for the remaining unpaid dividends.

        On April 27, 2016, Holdings' Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on June 20, 2016 to stockholders of record on June 6, 2016.

        Executive Officers.    On July 17, 2015, Mr. Gerardo I. Lopez provided us with notice of his resignation from his positions as Chief Executive Officer, President and Director, effective August 6, 2015. Holdings' Board of Directors appointed Mr. Craig R. Ramsey, Holdings' current Executive Vice President and Chief Financial Officer, to serve in the additional capacities of Interim Chief Executive Officer and Interim President of Holdings, which he did until January 4, 2016. The Board hired Mr. Adam M. Aron as the Chief Executive Officer and President of the Company, and Mr. Aron became a member of the Board of Directors, effective as of January 4, 2016. Mr. Ramsey will continue to serve as the Company's Executive Vice President and Chief Financial Officer.

Operating Results

        The following table sets forth our revenues, operating costs and expenses attributable to our theatrical exhibition operations.

	Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015	% Change
Revenues
Theatrical exhibition
Admissions	$482,574	$418,694	15.3%
Food and beverage	244,152	200,524	21.8%
Other theatre	39,291	33,906	15.9%

Total revenues	$766,017	$653,124	17.3%

Operating Costs and Expenses
Theatrical exhibition
Film exhibition costs	$262,354	$223,088	17.6%
Food and beverage costs	33,965	28,508	19.1%
Operating expense	202,313	187,258	8.0%
Rent	124,584	117,921	5.7%
General and administrative expense:
Merger, acquisition and transaction costs	4,604	1,578	* %
Other	18,516	4,941	* %
Depreciation and amortization	60,430	57,777	4.6%

Operating costs and expenses	706,766	621,071	13.8%

Operating income	59,251	32,053	84.9%
Other expense (income):
Other expense	26	—	* %
Interest expense:
Corporate borrowings	24,867	26,079	–4.6%
Capital and financing lease obligations	2,195	2,373	–7.5%
Equity in (earnings) losses of non-consolidated entities	(4,264)	(1,324)	* %
Investment income	(9,954)	(5,143)	93.5%

Total other expense	12,870	21,985	–41.5%

Earnings before income taxes	46,381	10,068	* %
Income tax provision	18,090	3,930	* %

Net earnings	$28,291	$6,138	* %

*
Percentage change in excess of 100%

	Three Months Ended
	March 31, 2016	March 31, 2015
Operating Data:
Screen additions	12	—
Screen acquisitions	—	8
Screen dispositions	38	—
Construction openings (closures), net	(20)	4
Average screens(1)	5,313	4,884
Number of screens operated	5,380	4,959
Number of theatres operated	385	345
Screens per theatre	14.0	14.4
Attendance (in thousands)(1)	51,245	44,758

(1)
Includes consolidated theatres only and excludes screens offline due to construction.

        We present Adjusted EBITDA as a supplemental measure of our performance that is commonly used in our industry. We define Adjusted EBITDA as net earnings plus (i) income tax provision (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance and to include any cash distributions of earnings from our equity method investees. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

        The following table sets forth our reconciliation of Adjusted EBITDA:

Reconciliation of Adjusted EBITDA
(unaudited)

	Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015
Net earnings	$28,291	$6,138
Plus:
Income tax provision	18,090	3,930
Interest expense	27,062	28,452
Depreciation and amortization	60,430	57,777
Certain operating expenses(1)	3,402	4,064
Equity in earnings of non-consolidated entities	(4,264)	(1,324)
Cash distributions from non-consolidated entities	17,681	14,486
Investment income	(9,954)	(5,143)
Other expense	26	—
General and administrative expense—unallocated:
Merger, acquisition and transaction costs	4,604	1,578
Stock-based compensation expense(2)	1,087	5,739

Adjusted EBITDA	$146,455	$115,697

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

Results of Operations—For the Three Months Ended March 31, 2016 and March 31, 2015

        Revenues.    Total revenues increased 17.3%, or $112,893,000, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Admissions revenues increased 15.3%, or $63,880,000, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to a 14.5% increase in attendance and a 0.7% increase in average ticket price. The increase in attendance was primarily due to the popularity of film product during the current period, the acquisition of Starplex Cinemas in December of 2015 and our comfort and convenience theatre renovation initiatives. Total admissions revenues were increased by rewards redeemed, net of deferrals, of $620,000 and $208,000 related to rewards accumulated under AMC Stubs during the three months ended March 31, 2016 and the three months ended March 31, 2015, respectively. The rewards accumulated under AMC Stubs are deferred and recognized in future periods upon redemption or expiration of customer rewards. The increase in average ticket price was primarily due to an increase in tickets purchased for 3D and IMAX premium format film product, partially offset by lower average ticket prices at Starplex Cinemas.

        Food and beverage revenues increased 21.8%, or $43,628,000, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to the increase in attendance and an increase in food and beverage revenues per patron of 6.2%. The increase in food and beverage revenues per patron reflects increased prices effective at the start of the fourth quarter of calendar 2015 and the contribution of our food and beverage strategic initiatives. Total food and beverage revenues were increased by rewards redeemed, net of deferrals, of $866,000 and $213,000 related to rewards accumulated under AMC Stubs during the three months ended March 31, 2016 and the three months ended March 31, 2015, respectively.

        Total other theatre revenues increased 15.9%, or $5,385,000 during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to increases in income from internet ticket fees related to our comfort and convenience initiatives and higher attendance levels, gift card sales, and advertising revenues.

        Operating costs and expenses.    Operating costs and expenses increased 13.8%, or $85,695,000, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Film exhibition costs increased 17.6%, or $39,266,000, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to the increase in admissions revenues and the increase in film exhibition costs as a percentage of admission revenues. As a percentage of admissions revenues, film exhibition costs were 54.4% for the three months ended March 31, 2016 and 53.3% for the three months ended March 31, 2015 due to a change in mix to higher grossing film product carrying higher percentage film rent.

        Food and beverage costs increased 19.1%, or $5,457,000, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. As a percentage of food and beverage revenues, food and beverage costs were 13.9% for the three months ended March 31, 2016 and 14.2% for the three months ended March 31, 2015 due to increases in retail selling prices in excess of cost increases at the start of the fourth quarter of 2015 for our food and beverage products. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. Food and beverage gross profit per patron increased 6.8%, and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

        As a percentage of revenues, operating expense was 26.4% for the three months ended March 31, 2016 as compared to 28.7% for the three months ended March 31, 2015, primarily due to the increase in revenues, partially offset by increases in salaries, 3D and IMAX format and licensing fees and credit card expense. Rent expense increased 5.7%, or $6,663,000 during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily from the increase in the number of theatres operated including the acquisition of Starplex Cinemas, partially offset by declines in common area maintenance expense.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs were $4,604,000 during the three months ended March 31, 2016 compared to $1,578,000 during the three months ended March 31, 2015, primarily due to an increase in professional and consulting costs and increased merger and acquisition activity associated with our proposed Carmike merger.

        Other.    Other general and administrative expense increased $13,575,000, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, due primarily to the net periodic benefit credit of $18,118,000 related to the termination and settlement of the AMC Postretirement Medical Plan recorded in the prior year and an increase in legal expenses of $1,674,000 partially offset by declines in stock-based compensation expense of $4,652,000 due to an increase in vesting periods compared to the prior year. See Note 9—Employee Benefit Plans of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information regarding the components of net periodic benefit credit, including recognition of the prior service credits and net actuarial gains recorded in accumulated other comprehensive income, curtailment gains, and settlement gains during the three months ended March 31, 2015.

        Depreciation and amortization.    Depreciation and amortization increased 4.6%, or $2,653,000, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to the increase in depreciable assets resulting from capital expenditures of $57,657,000 and $333,423,000 during the three months ended March 31, 2016 and the twelve months ended December 31, 2015, respectively and the acquisition of Starplex Cinemas, partially offset by declines in depreciation expense for assets that have become fully depreciated.

Other Expense (Income):

        Other expense.    Other expense during the three months ended March 31, 2016 was due to legal costs related to the cash tender offer and redemption of the Notes due 2020 of $26,000.

        Interest expense.    Interest expense decreased 4.9%, or $1,390,000, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to the decrease in interest rates for corporate borrowings partially offset by an increase in aggregate average principal amounts outstanding during the three months ended March 31, 2016. In June 2015, we completed an offering of $600,000,000 principal amount of our 5.75% Senior Subordinated Notes due 2025 and extinguished $581,324,000 principal amount of our 9.75% Senior Subordinated Notes due 2020. In December 2015, we extinguished the remaining $18,676,000 principal amount of our 9.75% Senior Subordinated Notes due 2020, issued additional term loans due 2022 of $125,000,000 under our Senior Secured Credit Agreement and borrowed $75,000,000 on our Revolving Credit Facility. During the three months ended March 31, 2016 we repaid $50,000,000 of amounts borrowed on our Revolving Credit Facility.

        Equity in earnings of non-consolidated entities.    Equity in earnings of non-consolidated entities were $4,264,000 for the three months ended March 31, 2016 compared to $1,324,000 for the three months ended March 31, 2015. The increase in equity in earnings of non-consolidated entities of $2,904,000 was primarily due to decreases in losses from NCM of $4,522,000, partially offset by decreases in equity in earnings from Open Road Films of $1,286,000. During the three months ended March 30, 2016, we continued to suspend equity method accounting for our investment in Open Road Films as the negative investment in Open Road Films had reached our commitment of $10,000,000. The cash distributions from non-consolidated entities were $17,681,000 during the three months ended March 31, 2016, and $14,486,000 during the three months ended March 31, 2015, which includes payments related to the NCM tax receivable agreement recorded in investment income. See Note 3—Investments of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

        Investment income.    Investment income was $9,954,000 for the three months ended March 31, 2016 compared to investment income of $5,143,000 for the three months ended March 31, 2015. Investment income for the three months ended March 31, 2016 includes payments received of $7,218,000 related to the NCM tax receivable agreement compared to payments received of $5,352,000 during the three months ended March 31, 2015. Investment income for the three months ended March 31, 2016 also includes a $3,008,000 gain on sale of all of our 1,222,780 common shares held in RealD Inc.

        Income tax provision.    The income tax provision from continuing operations was $18,090,000 for the three months ended March 31, 2016 and $3,930,000 for the three months ended March 31, 2015. See Note 5—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

        Net earnings.    Net earnings were $28,291,000 and $6,138,000 during the three months ended March 31, 2016 and March 31, 2015, respectively. Net earnings during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 were positively impacted by the increase in attendance, food and beverage revenue per patron and average ticket price, the increase in investment income, the decrease in interest expense, and the increase in equity in earnings of non-consolidated entities. Net earnings were negatively impacted by the increase in general and administrative: other and merger acquisition and transaction costs, income tax provision, rent and the increase in depreciation expense.

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

        We had working capital deficit as of March 31, 2016 and December 31, 2015 of $297,234,000 and $297,787,000, respectively. Working capital included $183,072,000 and $221,679,000 of deferred revenues and income as of March 31, 2016 and December 31, 2015, respectively. We have the ability to borrow under our Senior Secured Credit Facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments). As of March 31, 2016, we had $112,384,000 available for borrowing, net of letters of credit, under our revolving Senior Secured Credit Facility.

        We believe that cash generated from operations and existing cash and equivalents and "float" will be sufficient to fund operations and planned capital expenditures currently and for at least the next 12 months and enable us to maintain compliance with covenants related to the Senior Secured Credit Facility, the Notes due 2022, and the Notes due 2025.

        As of March 31, 2016, we were in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2022, and the Notes due 2025.

Cash Flows from Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $22,871,000 and $21,563,000 during the three months ended March 31, 2016 and March 31, 2015, respectively. The increase in cash flows provided by operating activities was primarily due to increases in net earnings and contributions from landlords partially offset by increases in payments for working capital items.

Cash Flows from Investing Activities

        Cash flows used in investing activities, as reflected in the Consolidated Statements of Cash Flows, were $51,625,000 and $71,378,000, during the three months ended March 31, 2016 and March 31, 2015, respectively. Cash outflows from investing activities include capital expenditures of $57,657,000 and $69,590,000 during the three months ended March 31, 2016 and March 31, 2015, respectively. Our capital expenditures primarily consisted of strategic growth initiatives and remodels, capital improvements to existing locations in our theatre circuit, and technology upgrades. We expect that our gross cash outflows for capital expenditures will be approximately $400,000,000 to $420,000,000 for 2016, before giving effect to expected landlord contributions of approximately $120,000,000 to $130,000,000, resulting in a net cash outlay of approximately $280,000,000 to $290,000,000.

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

Cash Flows from Financing Activities

        Cash flows used in financing activities, as reflected in the Consolidated Statements of Cash Flows, were $74,582,000 and $23,645,000 during the three months ended March 31, 2016 and March 31, 2015, respectively. Financing activities for the current period consisted of dividend payments and repayments of $50,000,000 related to our revolving Senior Secured Credit Facility and capital and financing lease obligations. On February 25, 2016, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on March 21, 2016 to stockholders of record on March 7, 2016. We paid dividends and dividend equivalents of $19,803,000 during the three months ended March 31, 2016 and $19,821,000 during the three months ended March 31, 2015.

Investment in NCM LLC

        We hold an investment of 17.40% in NCM LLC and 200,000 shares of NCM, Inc. accounted for under the equity method as of March 31, 2016. The estimated fair market value of our investment in NCM and NCM, Inc. was approximately $365,998,000, based upon the publically quoted price per share of NCM, Inc. on March 31, 2016 of $15.21 per share. We have little tax basis in these units, therefore the sale of all these units at March 31, 2016 would require us to report taxable income of approximately $453,800,000, including distributions received from NCM LLC that were previously deferred. Our investment in NCM LLC is a source of liquidity for us and we expect that any sales we may make of NCM LLC units would be made in such a manner to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

Commitments and Contingencies

        The Company has commitments and contingencies for capital and financing leases, corporate borrowings, operating leases, capital related betterments and pension funding that were summarized in a table in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Since December 31, 2015, there have been no material changes to the commitments and contingencies of the Company outside the ordinary course of business.

New Accounting Pronouncements

        See Note 11—New Accounting Pronouncements of the Notes to the Company's Consolidated Financial Statements in Item 1 of Part I for further information regarding recently issued accounting standards.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to various market risks.

        Market risk on variable-rate financial instruments.    At March 31, 2016, we maintained a Senior Secured Credit Facility comprised of a $150,000,000 revolving credit facility and $900,000,000 of Senior Secured Term Loans due 2022. The Senior Secured Credit Facility provides for borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR, with a minimum base rate of 1.75% and a minimum rate for LIBOR borrowings of 0.75%. The rate in effect at March 31, 2016 for the outstanding Senior Secured Term Loan due 2022 was a LIBOR-based rate of 4.00% per annum. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At March 31, 2016, we had $25,000,000 variable-rate borrowings under our revolving credit facility and had an aggregate principal balance of $878,423,000 outstanding under the Senior Secured Term Loan due 2022. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $2,294,000 during the three months ended March 31, 2016.

        Market risk on fixed-rate financial instruments.    Included in long-term corporate borrowings at March 31, 2016 were principal amounts of $600,000,000 of our Notes due 2025 and $375,000,000 of our Notes due 2022. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2025 and Notes due 2022 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2025 and Notes due 2022.

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

Item 1A.    Risk Factors

        Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in our risk factors from those previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger dated as of March 3, 2016, by and among AMC Entertainment Holdings, Inc., Congress Merger Subsidiary, Inc., and Carmike Cinemas, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K (File No. 1-333829) filed on March 4, 2016).
4.1
Second Supplemental Indenture, dated as of March 31, 2016, with respect to $600 million aggregate principal amount of 5.75% Senior Subordinated Notes due 2025, by and between AMC Entertainment Holdings, Inc., AMC Entertainment Inc., the guarantors party thereto and U.S. Bank National Association, as trustee. (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 1-33892) filed on March 31, 2016).
4.2
Second Supplemental Indenture, dated as of March 31, 2016, with respect to $375 million aggregate principal amount of 5.875% Senior Subordinated Notes due 2022, by and between AMC Entertainment Holdings, Inc., AMC Entertainment Inc., the guarantors party thereto and U.S. Bank National Association, as trustee. (incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 1-33892) filed on March 31, 2016).
10.1
Debt Commitment Letter dated March 3, 2016, by and among AMC Entertainment Inc. and Citigroup Global Markets, Inc. (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (File No. 1-333892) filed on March 4, 2016).
*10.2	Amended Debt Commitment Letter, dated March 3, 2016, by and among AMC Entertainment Inc. and Citigroup Capital Markets, Inc.
*10.3***	Non-Employee Director Compensation Program
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*32.1	Section 906 Certifications of Adam M. Aron (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith

**
Submitted electronically with this Report.

***
Management contract, compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT HOLDINGS, INC.
Date: May 6, 2016	/s/ ADAM M. ARON Adam M. Aron Chief Executive Officer, Director and President
Date: May 6, 2016	/s/ CRAIG R. RAMSEY Craig R. Ramsey Executive Vice President and Chief Financial Officer