Form 10-Q
period 2016-06-30
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2016-08-01
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001‑33892

AMC ENTERTAINMENT HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26‑0303916 (I.R.S. Employer Identification No.)
One AMC Way 11500 Ash Street, Leawood, KS (Address of principal executive offices)	66211 (Zip Code)

Registrant’s telephone number, including area code: (913) 213‑2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of shares outstanding as of July 17, 2016
Class A common stock Class B common stock	21,613,532 75,826,927

AMC ENTERTAINMENT HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(unaudited)		(unaudited)
Revenues
Admissions	$481,234	$533,382	$963,808	$952,076
Food and beverage	243,546	250,516	487,698	451,040
Other theatre	39,182	37,181	78,473	71,087
Total revenues	763,962	821,079	1,529,979	1,474,203
Operating costs and expenses
Film exhibition costs	262,940	295,416	525,294	518,504
Food and beverage costs	34,100	35,807	68,065	64,315
Operating expense	200,026	205,414	402,339	392,672
Rent	122,819	115,022	247,403	232,943
General and administrative:
Merger, acquisition and transaction costs	5,548	261	10,152	1,839
Other	20,634	17,737	39,150	22,678
Depreciation and amortization	62,291	57,249	122,721	115,026
Operating costs and expenses	708,358	726,906	1,415,124	1,347,977
Operating income	55,604	94,173	114,855	126,226
Other expense (income):
Other expense (income)	(110)	9,273	(84)	9,273
Interest expense:
Corporate borrowings	24,888	24,717	49,755	50,796
Capital and financing lease obligations	2,147	2,331	4,342	4,704
Equity in earnings of non-consolidated entities	(11,849)	(9,362)	(16,113)	(10,686)
Investment expense (income)	176	(59)	(9,778)	(5,202)
Total other expense	15,252	26,900	28,122	48,885
Earnings before income taxes	40,352	67,273	86,733	77,341
Income tax provision	16,385	23,350	34,475	27,280
Net earnings	$23,967	$43,923	$52,258	$50,061
Earnings per share:
Basic	$0.24	$0.45	$0.53	$0.51
Diluted	$0.24	$0.45	$0.53	$0.51
Average shares outstanding
Basic	98,194	97,978	98,197	97,949
Diluted	98,304	98,037	98,237	97,987
Dividends declared per basic and diluted common share	$0.20	$0.20	$0.40	$0.40

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(unaudited)		(unaudited)
Net earnings	$23,967	$43,923	$52,258	$50,061
Unrealized foreign currency translation adjustment, net of tax	677	(695)	606	281
Pension and other benefit adjustments:
Net loss arising during the period, net of tax	—	—	—	(45)
Prior service credit arising during the period, net of tax	—	—	—	746
Amortization of net (gain) loss reclassified into general and administrative: other, net of tax	4	6	8	(1,693)
Amortization of prior service credit reclassified into general and administrative: other, net of tax	—	—	—	(1,762)
Curtailment gain reclassified into general and administrative: other, net of tax	—	—	—	(7,239)
Settlement gain reclassified into general and administrative: other, net of tax	—	—	—	(175)
Marketable securities:
Unrealized net holding gain (loss) arising during the period, net of tax	74	(382)	413	443
Realized net (gain) loss reclassified into investment income, net of tax	1	(145)	(1,782)	(149)
Equity method investees' cash flow hedge:
Unrealized net holding gain arising during the period, net of tax	(174)	(21)	(642)	(382)
Realized net loss reclassified into equity in earnings of non-consolidated entities, net of tax	92	117	189	239
Other comprehensive income (loss)	674	(1,120)	(1,208)	(9,736)
Total comprehensive income	$24,641	$42,803	$51,050	$40,325

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$93,316	$211,250
Receivables, net	67,231	105,509
Other current assets	94,925	97,608
Total current assets	255,472	414,367
Property, net	1,447,997	1,401,928
Intangible assets, net	233,329	237,376
Goodwill	2,410,713	2,406,691
Deferred tax asset	92,659	126,198
Other long-term assets	508,371	501,757
Total assets	$4,948,541	$5,088,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$298,456	$313,025
Accrued expenses and other liabilities	131,877	158,664
Deferred revenues and income	170,833	221,679
Current maturities of corporate borrowings and capital and financing lease obligations	19,196	18,786
Total current liabilities	620,362	712,154
Corporate borrowings	1,824,775	1,902,598
Capital and financing lease obligations	88,664	93,273
Exhibitor services agreement	368,421	377,599
Other long-term liabilities	492,393	462,626
Total liabilities	3,394,615	3,548,250
Commitments and contingencies
Class A common stock (temporary equity) ($.01 par value, 140,014 shares issued and 103,245 shares outstanding as of June 30, 2016; 167,211 shares issued and 130,442 shares outstanding as of December 31, 2015)	1,080	1,364
Stockholders’ equity:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 21,510,287 shares issued and outstanding as of June 30, 2016; 21,445,090 shares issued and outstanding as of December 31, 2015)	215	214
Class B common stock ($.01 par value, 75,826,927 shares authorized; 75,826,927 shares issued and outstanding as of June 30, 2016 and December 31, 2015)	758	758
Additional paid-in capital	1,185,539	1,182,923
Treasury stock (36,769 shares as of June 30, 2016 and December 31, 2015, at cost)	(680)	(680)
Accumulated other comprehensive income	1,596	2,804
Accumulated earnings	365,418	352,684
Total stockholders’ equity	1,552,846	1,538,703
Total liabilities and stockholders’ equity	$4,948,541	$5,088,317

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30, 2016	June 30, 2015
	(unaudited)
Cash flows from operating activities:
Net earnings	$52,258	$50,061
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	122,721	115,026
Amortization of net premium on corporate borrowings	116	660
Deferred income taxes	28,835	28,624
Theatre and other closure expense	2,625	2,311
Loss (gain) on dispositions	(3,025)	281
Stock-based compensation	2,804	7,178
Equity in earnings and losses from non-consolidated entities, net of distributions	(5,060)	(267)
Landlord contributions	47,846	23,717
Deferred rent	(14,961)	(12,220)
Net periodic benefit credit	398	(18,003)
Change in assets and liabilities, excluding acquisitions:
Receivables	38,511	33,170
Other assets	(3,032)	(8,626)
Accounts payable	(46,869)	5,754
Accrued expenses and other liabilities	(91,697)	(31,469)
Other, net	2,478	(3,282)
Net cash provided by operating activities	133,948	192,915
Cash flows from investing activities:
Capital expenditures	(140,325)	(143,757)
Acquisition of Starplex Cinemas, net of cash acquired	400	—
Investments in non-consolidated entities, net	(6,836)	(192)
Proceeds from disposition of long-term assets	18,924	604
Other, net	(161)	(915)
Net cash used in investing activities	(127,998)	(144,260)
Cash flows from financing activities:
Proceeds from issuance of Senior Subordinated Notes due 2025	—	600,000
Payments under revolver credit facility	(75,000)	—
Repurchase of Senior Subordinated Notes due 2020	—	(626,114)
Cash used to pay dividends	(39,442)	(39,301)
Deferred financing costs	(777)	(11,009)
Principal payments under capital and financing lease obligations	(4,199)	(3,826)
Principal payments under Term Loan	(4,403)	(3,875)
Principal amount of coupon payment under Senior Subordinated Notes due 2020	—	(3,357)
Net cash used in financing activities	(123,821)	(87,482)
Effect of exchange rate changes on cash and equivalents	(63)	(39)
Net decrease in cash and equivalents	(117,934)	(38,866)
Cash and equivalents at beginning of period	211,250	218,206
Cash and equivalents at end of period	$93,316	$179,340
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $80 and $87)	$51,449	$53,939
Income taxes paid (refunded), net	4,090	(1,130)
Schedule of non-cash operating and investing activities:
Investment in NCM (See Note 3-Investments)	$—	$6,812

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

AMC Entertainment Holdings, Inc. (“Holdings”), through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. and its subsidiaries, (collectively with Holdings, unless the context otherwise requires, the “Company” or “AMC”), is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres primarily located in the United States. Holdings is an indirect subsidiary of Dalian Wanda Group Co., Ltd. (“Wanda”), a Chinese private conglomerate.

On March 31, 2016, AMC Entertainment Inc. (“AMCE”) merged with and into Holdings, its direct parent company. In connection with the merger, Holdings assumed all of the obligations of AMCE pursuant to the indentures to the 5.875% Senior Subordinated Notes due 2022 (“Notes due 2022”), the 5.75% Senior Subordinated Notes due 2025 (“Notes due 2025”) and the Credit Agreement, dated as of April 30, 2013 (as subsequently amended).

As of June 30, 2016, Wanda owned approximately 77.82% of Holdings’ outstanding common stock and 91.32% of the combined voting power of Holdings’ outstanding common stock and has the power to control Holdings’ affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), entering into mergers, sales of substantially all of the Company’s assets and other extraordinary transactions.

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

Principles of Consolidation:  The accompanying unaudited consolidated financial statements include the accounts of Holdings and all subsidiaries, as discussed above, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2015. The accompanying consolidated balance sheet as of December 31, 2015, which was derived from audited financial statements, and the unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company’s financial position and results of operations. All significant intercompany balances and transactions have been eliminated in consolidation. There are no noncontrolling (minority) interests in the Company’s consolidated subsidiaries; consequently, all of its stockholders’ equity, net earnings and total comprehensive income for the periods presented are attributable to controlling interests. Due to the seasonal nature of the Company’s business, results for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2016. The Company manages its business under one reportable segment called Theatrical Exhibition.

Other Expense (income):  The following table sets forth the components of other expense:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Loss on redemption of 9.75% Senior Subordinated Notes due 2020	$—	$9,273	$—	$9,273
Other	(110)	—	(84)	—
Other expense (income)	$(110)	$9,273	$(84)	$9,273

Changes in Accounting Principles:  The Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2015-03 and 2015-15, Interest-Imputation of Interest (Subtopic 835-30) as of the beginning of 2016 on a retrospective basis. As a result of the adoption of ASU No. 2015-03 and ASU No. 2015-15, the Company reclassified $21,768,000 of debt issuance costs for its term loan and senior subordinated notes from other long-term assets to corporate borrowings in the Consolidated Balance Sheet as of December 31, 2015. The Company continues to defer and present its debt issuance costs related to its line-of-credit arrangement as an asset regardless of whether there are any outstanding borrowings on the line-of-credit arrangement as provided in ASU No. 2015-15.

During the three months ended June 30, 2016, the Company early adopted the provisions of ASU No. 2016-09, Compensation – Stock Compensation Improvements to Employee Share-Based Payment Accounting as of the beginning of 2016. The effect of adopting ASU 2016-09 is reflected in Stockholders’ Equity in the Consolidated Balance Sheets on a modified retrospective basis through a cumulative-effect adjustment. This guidance simplifies several aspects of the accounting for share-based payment awards to employees including accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. As permitted under ASU 2016-09, the Company has elected to account for forfeitures in compensation cost when they occur. A summary of the changes made to the Consolidated Balance Sheets at December 31, 2015, is included in the following table:

(In thousands)	As Filed	Updated
Additional paid-in capital	$1,183,218	$1,182,923
Accumulated earnings	352,389	352,684

NOTE 2—ACQUISITION

In December 2015, the Company completed the acquisition of SMH Theatres, Inc. (“Starplex Cinemas”) for cash. The purchase price for Starplex Cinemas was $172,172,000, net of cash acquired, and was subject to working capital and other purchase price adjustments as described in the stock purchase agreement. Starplex Cinemas operated 33 theatres with 346 screens in small and mid‑size markets in 12 states, which further complements the Company’s large market portfolio. The Company expects to realize synergies and cost savings related to this acquisition as a result of purchasing and procurement economies of scale and general and administrative expense savings, particularly with respect to the consolidation of corporate related functions and elimination of redundancies.

The acquisition is being treated as a purchase in accordance with Accounting Standards Codification, (“ASC”) 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management’s judgment after evaluating several factors, including bid prices from potential buyers and a preliminary valuation assessment. The allocation of purchase price is preliminary and subject to changes as an appraisal of both tangible and intangible assets and liabilities is finalized, working capital and other purchase price adjustments are completed and additional information regarding the tax bases of assets and liabilities becomes available. The following is a summary of a preliminary allocation of the purchase price:

(In thousands)	December 31, 2015	Changes	June 30, 2016
Cash	$2,119	$400	$2,519
Receivables	2,001	(140)	1,861
Other current assets	4,806	(178)	4,628
Property (1)	50,810	1,329	52,139
Intangible assets (2)	21,080	400	21,480
Goodwill (3)	116,891	4,022	120,913
Other long-term assets	290	—	290
Accounts payable	(4,211)	—	(4,211)
Accrued expenses and other liabilities	(4,689)	(466)	(5,155)
Deferred revenues and income	(2,295)	(172)	(2,467)
Deferred tax liability	(10,610)	(5,476)	(16,086)
Other long-term liabilities (4)	(1,220)	—	(1,220)
Total estimated purchase price	$174,972	$(281)	$174,691

(1)	Amounts recorded for property include land, buildings, leasehold improvements, furniture, fixtures and equipment.

(2)	Amounts recorded for intangible assets includes favorable leases, a non‑compete agreement and trade name.

(3)	Amounts recorded for goodwill are generally not expected to be deductible for tax purposes.

(4)	Amounts recorded for other long‑term liabilities consist of an unfavorable lease.

The fair value measurement of tangible and intangible assets and liabilities were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows, appraisals, and market comparables.

During the six months ended June 30, 2016, the Company incurred integration and acquisition‑related costs for Starplex Cinemas of approximately $1,390,000, which were included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations. The Company’s operating results for the six months ended June 30, 2015 were not materially impacted by this acquisition.

In connection with the acquisition of Starplex Cinemas, the Company classified two Starplex Cinemas theatres with 22 screens as held for sale as of December 31, 2015, that were divested in January 2016 as required by the Antitrust Division of the United States Department of Justice. Assets held for sale of approximately $5,390,000 were classified as other current assets in the Company’s Consolidated Balance Sheets at December 31, 2015.

As of June 30, 2016, the Company recorded amounts due from Starplex of $281,000 that relate to preliminary working capital adjustments and reduced the total estimated purchase price.

Activity of goodwill is presented below:

(In thousands)	Total
Balance as of December 31, 2015	$2,406,691
Adjustments to acquisition of Starplex Cinemas (see table above)	4,022
Balance as of June 30, 2016	$2,410,713

NOTE 3—INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the Consolidated Balance Sheets in other long-term assets. Investments in non-consolidated affiliates as of June 30, 2016, include a 17.40% interest in National CineMedia, LLC (“NCM” or “NCM LLC”), a 29% interest in Digital Cinema Implementation Partners, LLC (“DCIP”), a 15.45% interest in Digital Cinema Distribution Coalition, LLC (“DCDC”), a 50% interest in Open Road Releasing, LLC, operator of Open Road Films, LLC (“Open Road Films”), a 32% interest in AC JV, LLC (“AC JV”), owner of Fathom Events, and a 50% interest in two U.S. motion picture theatres and one IMAX screen. Indebtedness held by equity method investees is non-recourse to the Company.

RealD Inc. Common Stock.  The Company sold all of its 1,222,780 shares in RealD Inc. during the six months ended June 30, 2016 and recognized a gain on sale of $3,008,000.

Equity in Earnings (Losses) of Non‑Consolidated Entities

Aggregated condensed financial information of the Company’s significant non-consolidated equity method investments is shown below:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues	$160,157	$161,352	$277,001	$278,993
Operating costs and expenses	104,681	102,431	210,523	241,328
Net earnings	$55,476	$58,921	$66,478	$37,665

The components of the Company’s recorded equity in earnings (losses) of non-consolidated entities are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
National CineMedia, LLC	$4,969	$5,568	$2,852	$(1,071)
Digital Cinema Implementation Partners, LLC	6,858	5,162	12,622	10,591
Open Road Releasing, LLC	—	(1,716)	—	(430)
AC JV, LLC	(180)	188	79	1,226
Other	202	160	560	370
The Company’s recorded equity in earnings	$11,849	$9,362	$16,113	$10,686

NCM Transactions.  As of June 30, 2016, the Company owns 23,862,988 common membership units, or a 17.40% interest, in NCM and 200,000 common shares of NCM, Inc. The estimated fair market value of the common units in NCM and the common stock investment in NCM, Inc. was approximately $372,495,000, based on the publically quoted price per share of NCM, Inc. on June 30, 2016 of $15.48 per share.

The Company recorded the following transactions with NCM:

	As of	As of
(In thousands)	June 30, 2016	December 31, 2015
Due from NCM for on-screen advertising revenue	$2,559	$2,406
Due to NCM for Exhibitor Services Agreement	1,294	1,226
Promissory note payable to NCM	5,555	5,555

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net NCM screen advertising revenues	$10,143	$9,323	$20,682	$17,971
NCM beverage advertising expense	1,475	3,001	2,984	5,515

The Company recorded the following changes in the carrying amount of its investment in NCM and equity in losses of NCM during the six months ended June 30, 2016:

		Exhibitor	Other		Equity in
	Investment	Services	Comprehensive	Cash	(Earnings)	Advertising
(In thousands)	in NCM(1)	Agreement(2)	(Income)	Received	Losses	(Revenue)
Ending balance at December 31, 2015	$327,471	$(377,599)	$(4,014)
Receipt of excess cash distributions	(10,510)	—	—	$10,510	$—	$—
Reclassify book value of NCM, Inc. shares	408	—	—	—	—	—
Amortization of deferred revenue	—	9,178	—	—	—	(9,178)
Equity in losses and loss from amortization of basis difference (3)(4)	2,852	—	—	—	(2,852)	—
For the period ended or balance as of June 30, 2016	$320,221	$(368,421)	$(4,014)	$10,510	$(2,852)	$(9,178)

(1)	The following table represents AMC’s investment in common membership units including units received under the Common Unit Adjustment Agreement dated as of February 13, 2007:

	Common
	Membership Units
	Tranche 1	Tranche 2 (a)
Beginning balance at December 31, 2012	17,323,782	—
Additional units received in June 30, 2013	—	1,728,988
Additional units received in June 30, 2014	—	141,731
Additional units received in June 30, 2015	—	469,163
Additional units received in December 31, 2015	—	4,399,324
Units exchange for NCM, Inc. shares in December 2015	—	(200,000)
Ending balance at June 30, 2016	17,323,782	6,539,206

(a)

The additional units received in June 2013, June 2014, June 2015 and December 2015 were measured at fair value (Level 1) using NCM, Inc.’s stock price of $15.22, $15.08, $14.52 and $15.75, respectively.

(2)

Represents the unamortized portion of the Exhibitor Services Agreement (“ESA”) with NCM. Such amounts are being amortized to other theatre revenues over the remainder of the 30 year term of the ESA ending in 2036, using a units‑of‑revenue method, as described in ASC 470‑10‑35 (formerly EITF 88‑18, Sales of Future Revenues).

(3)	Represents percentage ownership of NCM’s losses on both Tranche 1 and Tranche 2 Investments.

(4)

Certain differences between the Company’s carrying value and the Company’s share of NCM’s membership equity have been identified and are amortized to equity in earnings over the respective lives of the assets and liabilities.

During the six months ended June 30, 2016 and June 30, 2015, the Company received payments of $7,218,000 and $5,352,000, respectively, related to the NCM tax receivable agreement. The receipts are recorded in investment income, net of related amortization for the NCM tax receivable agreement intangible asset.

DCIP Transactions.  The Company pays equipment rent monthly and records the equipment rental expense on a straight‑line basis over 12 years.

The Company recorded the following transactions with DCIP:

	As of	As of
(In thousands)	June 30, 2016	December 31, 2015

Due from DCIP for equipment and warranty purchases	$1,831	$1,460
Deferred rent liability for digital projectors	8,572	8,725

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Operating expense:
Digital equipment rental expense	$1,223	$1,382	$2,464	$2,676

Open Road Films Transactions.  During the three months and six months ended June 30, 2016 and June 30, 2015, the Company continued to suspend equity method accounting for its investment in Open Road Films as the investment in Open Road Films had reached the Company’s remaining capital commitment. On April 1, 2016, the Company funded $3,000,000 of the capital commitment, on June 1, 2016, funded $1,750,000 of the capital commitment, on June 22, 2016, funded $1,750,000 of the capital commitment and on July 1, 2016, funded the remaining $3,500,000 of the capital commitment. The Company’s share of cumulative losses from Open Road Films in excess of the Company’s capital commitment was $27,061,000 as of June 30, 2016 and $14,422,000 as of December 31, 2015.

The Company recorded the following transactions with Open Road Films:

	As of	As of
(In thousands)	June 30, 2016	December 31, 2015
Due from Open Road Films	$4,142	$2,472
Film rent payable to Open Road Films	72	1,061

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Film exhibition costs:
Gross film exhibition cost on Open Road Films	$2,120	$2,040	$5,700	$3,440

AC JV Transactions.    The Company recorded the following transactions with AC JV:

	As of	As of
(In thousands)	June 30, 2016	December 31, 2015
Due to AC JV for Fathom Events programming	$488	$445

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Film exhibition costs:
Gross exhibition cost on Fathom Events programming	$1,744	$1,483	$3,723	$4,069

NOTE 4—STOCKHOLDERS’ EQUITY

Common Stock Rights and Privileges

The rights of the holders of Holdings’ Class A common stock and Holdings’ Class B common stock are identical, except with respect to voting and conversion applicable to the Class B common stock. Holders of Holdings’ Class A common stock are entitled to one vote per share and holders of Holdings’ Class B common stock are entitled to three votes per share. Holders of Class A common stock and Class B common stock will share ratably (based on the number of shares of common stock held) in any dividend declared by its board of directors, subject to any preferential rights of any outstanding preferred stock. The Class A common stock is not convertible into any other shares of Holdings’ capital stock. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. In addition, each share of Class B common stock shall convert automatically into one share of Class A common stock upon any transfer, whether or not for value, except for certain transfers described in Holdings’ certificate of incorporation.

Dividends

The following is a summary of dividends and dividend equivalents paid to stockholders during the six months ended June 30, 2016:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In thousands)
February 25, 2016	March 7, 2016	March 21, 2016	0.20	$19,762
April 27, 2016	June 6, 2016	June 20, 2016	0.20	19,762

During the six months ended June 30, 2016, the Company paid dividends and dividend equivalents of $39,442,000, decreased additional paid-in capital for 20,805 shares surrendered to pay payroll and income taxes by $472,000 and accrued $247,000 for the remaining unpaid dividends at June 30, 2016. The aggregate dividends paid for Class A common stock, Class B common stock, and dividend equivalents were approximately $8,646,000, $30,330,000 and $466,000, respectively, during the six months ended June 30, 2016.

Related Party Transaction

As of June 30, 2016 and December 31, 2015, the Company recorded a receivable due from Wanda of $299,000 and $141,000, respectively, for reimbursement of general administrative and other expense incurred on behalf of Wanda.

Temporary Equity

Certain members of management have the right to require Holdings to repurchase the Class A common stock held by them under certain limited circumstances pursuant to the terms of a stockholders agreement. Beginning on January 1, 2016 (or upon the termination of a management stockholder’s employment by the Company without cause, by the management stockholder for good reason, or due to the management stockholder’s death or disability) management stockholders will have the right, in limited circumstances, to require Holdings to purchase shares that are not fully and freely tradeable at a price equal to the price per share paid by such management stockholder with appropriate adjustments for any subsequent events such as dividends, splits, or combinations. The shares of Class A common stock, subject to the stockholder agreement, are classified as temporary equity, apart from permanent equity, as a result of the contingent redemption feature contained in the stockholder agreement. The Company determined the amount reflected in temporary equity for the Class A common stock based on the price paid per share by the management stockholders and Wanda on August 30, 2012, the date Wanda acquired Holdings.

During the six months ended June 30, 2016, a former employee who held 27,197 shares, relinquished his put right, therefore the related share amount of $284,000 was reclassified to additional paid-in capital, a component of stockholders’ equity.

Stock‑Based Compensation

Holdings adopted a stock‑based compensation plan in December of 2013.

The Company recognized stock-based compensation expense of $1,717,000 and $1,439,000 within general and administrative: other during the three months ended June 30, 2016 and June 30, 2015, respectively, and $2,804,000 and $7,178,000 during the six months ended June 30, 2016 and June 30, 2015, respectively. The Company’s financial statements reflect an increase to additional paid-in capital related to stock-based compensation of $2,804,000 during the six months ended June 30, 2016. As of June 30, 2016, there was approximately $13,014,000 of total estimated unrecognized compensation cost, assuming attainment of the performance targets at 100%, related to stock-based compensation arrangements expected to be recognized during the remainder of calendar 2016, calendar 2017 and calendar 2018. The Company expects to recognize compensation cost of $3,438,000 during the remainder of calendar 2016 and $4,788,000 during each calendar 2017 and calendar 2018.

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan provides for grants of non‑qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units, stock awards, and cash performance awards. The maximum number of shares of Holdings’ common stock available for delivery pursuant to awards granted under the 2013 Equity Incentive Plan is 9,474,000 shares. At June 30, 2016, the aggregate number of shares of Holdings’ common stock remaining available for grant was 7,680,827 shares.

Awards Granted in 2016

During the six months ended June 30, 2016, Holdings’ Board of Directors approved awards of stock, restricted stock units (“RSUs”), and performance stock units (“PSUs”) to certain of the Company’s employees and directors under the 2013 Equity Incentive Plan. The fair value of the stock at the grant dates of January 4, 2016, February 24, 2016 and March 1, 2016 was $23.17, $22.55 and $24.88 per share, respectively, and was based on the closing price of Holdings’ stock.

The award agreements generally had the following features:

•

Stock Award:  On January 4, 2016, 4 members of Holdings’ Board of Directors were granted an award of 4,260 fully vested shares of Class A common stock each, and on February 24, 2016, 1 member of Holdings’ Board of Directors was granted an award of 4,302 fully vested shares of Class A common stock, for a total award of 21,342 shares. The Company recognized approximately $492,000 of expense in general and administrative: other expense during the six months ended June 30, 2016, in connection with these share grants.

•

Restricted Stock Unit Awards:  On March 1, 2016, RSU awards of 145,739 units were granted to certain members of management. Each RSU represents the right to receive one share of Class A common stock at a future date. The RSUs vest over 3 years with 1/3 vesting on each of January 2, 2017, 2018 and 2019. The RSUs will be settled within 30 days of vesting. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs. The grant date fair value was $3,626,000 based on a stock price of $24.88 on March 1, 2016. The Company recognized approximately $479,000 of expense in general and administrative: other expense during the six months ended June 30, 2016, in connection with these awards.

On March 1, 2016, RSU awards of 135,981 units were granted to certain executive officers covered by Section 162(m) of the Internal Revenue Code. The RSUs will be forfeited if Holdings does not achieve a specified cash flow from operating activities target for each of the twelve months ending December 31, 2016, 2017 and 2018. The RSUs vest over 3 years with 1/3 vesting in each of 2017, 2018 and 2019 if cash flow from operating activities target is met. The vested RSUs will be settled within 30 days of vesting. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs. The grant date fair value was $3,383,000 based on the probable outcome of the performance targets and a stock price of $24.88 on March 1, 2016. The Company recognized expense for these awards of $451,000 in general and administrative: other expense, during the six months ended June 30, 2016, based on current estimates that the performance condition for all years is expected to be achieved.

•

Performance Stock Unit Award: On March 1, 2016, PSU awards were granted to certain members of management and executive officers, with both a three year cumulative free cash flow and net income performance target condition and a service condition, covering a performance period beginning January 1, 2016 and ending on December 31, 2018. The PSUs will vest ratably based on a scale ranging from 80% to 120% of the performance target with the vested amount ranging from 30% to 150%. If the performance target is met at 100%, the PSU awards granted on March 1, 2016 will be 280,417 units. No PSUs will vest if Holdings does not achieve the three year cumulative free cash flow and net income minimum performance target or the participant’s service does not continue through the last day of the performance period. The vested PSUs will be settled within 30 days of vesting. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the PSUs began to accrue with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the PSUs. Assuming attainment of the performance target at 100%, the Company recognized expense for these awards of approximately $821,000 during the six months ended June 30, 2016 and will recognize $2,052,000 in general and administrative: other expense during the twelve months ending December 31, 2016. The grant date fair value was $7,009,000 based on the probable outcome of the performance conditions and a stock price of $24.88 on March 1, 2016.

•

Performance Stock Unit Transition Award:  In recognition of the shift from one year to three year performance periods for annual equity awards, on March 1, 2016, PSU transition awards were granted to certain members of management and executive officers, with both a 2016 free cash flow and net income performance target condition and a service condition, covering a performance period beginning January 1, 2016 and ending on December 31, 2016. The PSUs will vest ratably based on a scale ranging from 80% to 120% of the performance target with the vested amount ranging from 30% to 150%. If the performance target is met at 100%, the transition PSU awards granted on March 1, 2016 will be 54,373 units. No PSUs will vest if Holdings does not achieve the free cash flow or net income minimum performance target or the participant’s service does not continue through the last day of the performance period. The vested PSUs will be settled within 30 days of vesting. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the PSUs began to accrue with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the PSUs. Assuming attainment of the performance target at 100%, the Company recognized $541,000 during the six months ended June 30, 2016 and will recognize expense for these awards of approximately $1,353,000 in general and administrative: other expense during the twelve months ending December 31, 2016. The grant date fair value was $1,360,000 based on the probable outcome of the performance condition and a stock price of $24.88 on March 1, 2016.

The following table represents the nonvested RSU and PSU activity for the six months ended June 30, 2016:

		Weighted
		Average
	Shares of RSU	Grant Date
	and PSU	Fair Value
Beginning balance at January 1,2016	19,226	$29.59
Granted(1)	618,092	24.88
Vested	(19,226)	29.59
Forfeited	(2,885)	24.88
Nonvested at June 30, 2016	615,207	$24.88

(1)

The number of shares granted under the PSU award, assumes Holdings will attain a performance target at 100%. The PSUs will vest ratably based on a scale ranging from 80% to 120% of the performance target with the vested amount ranging from 30% to 150%.

NOTE 5—INCOME TAXES

The Company’s effective income tax rate is based on expected income, statutory rates and tax planning opportunities available in the various jurisdictions in which it operates. For interim financial reporting, the Company estimates the annual income tax rate based on projected taxable income for the full year and records a quarterly income tax provision or benefit in accordance with the anticipated annual rate, adjusted for discrete items, if any. The Company refines the estimates of the year’s taxable income as new information becomes available, including actual year‑to‑date financial results. This continual estimation process often results in a change to the expected effective income tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year‑to‑date provision reflects the expected income tax rate. Significant judgment is required in determining the effective tax rate and in evaluating tax positions. The Company recognizes income tax-related interest expense and penalties as income tax expense and general and administrative expense, respectively.

The effective tax rate based on the projected annual taxable income for the year ending December 31, 2016 is 39.75%. The effective tax rate for the six months ended June 30, 2016 and June 30, 2015 was 39.75% and 35.3%, respectively. The Company’s tax rate for the six months ended June 30, 2016 differs from the statutory tax rate primarily due to state income taxes and permanent items. During the three months ended June 30, 2015, the Company received a favorable state ruling that resulted in a reduction of uncertain tax positions and as a result, the Company recorded a net discrete tax benefit of approximately $2,900,000. The discrete item reduced the Company’s annual effective rate for the six months ended June 30, 2015 to 35.3%.

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

Recurring Fair Value Measurements.  The following table summarizes the fair value hierarchy of the Company’s financial assets carried at fair value on a recurring basis as of June 30, 2016:

		Fair Value Measurements at June 30, 2016 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In thousands)	June 30, 2016 (1)	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Money market mutual funds	$588	$588	$—	$—
Equity securities, available-for-sale:
Mutual fund large U.S. equity	1,978	1,978	—	—
Mutual fund small/mid U.S. equity	2,578	2,578	—	—
Mutual fund international	624	624	—	—
Mutual fund balanced	518	518	—	—
Mutual fund fixed income	942	942	—	—
Total assets at fair value	$7,228	$7,228	$—	$—

(1)

The investments relate to a non-qualified deferred compensation arrangement on behalf of certain management. The Company has an equivalent liability for this related-party transaction recorded in other long-term liabilities for the deferred compensation obligation.

Valuation Techniques.  The Company’s money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The equity securities, available‑for‑sale, primarily consist of common stock and mutual funds invested in equity, fixed income, and international funds and are measured at fair value using quoted market prices. See Note 8—Accumulated Other Comprehensive Income for the unrealized gain on the equity securities recorded in accumulated other comprehensive income.

Other Fair Value Measurement Disclosures.  The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at June 30, 2016 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In thousands)	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$10,195	$—	$8,881	$1,389
Corporate borrowings	1,824,775	—	1,841,419	4,166

Valuation Technique.  Quoted market prices and observable market based inputs were used to estimate fair value for Level 2 inputs. The Level 3 fair value measurement represents the transaction price of the corporate borrowings under market conditions.

NOTE 7—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

A rollforward of reserves for theatre and other closure and disposition of assets is as follows:

	Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015
Beginning balance	$42,973	$52,835
Theatre and other closure expense	2,625	2,311
Transfer of assets and liabilities	—	59
Foreign currency translation adjustment	(546)	(744)
Cash payments	(6,289)	(6,046)
Ending balance	$38,763	$48,415

In the accompanying Consolidated Balance Sheets, as of June 30, 2016, the current portion of the ending balance totaling $7,946,000 is included with accrued expenses and other liabilities and the long-term portion of the ending balance totaling $30,817,000 is included with other long-term liabilities. Theatre and other closure reserves for leases that have not been terminated were recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

During the three months ended June 30, 2016 and the three months ended June 30, 2015, the Company recognized theatre and other closure expense of $1,117,000 and $1,184,000, respectively, and during the six months ended June 30, 2016 and the six months ended June 30, 2015, the Company recognized theatre and other closure expense of $2,625,000 and $2,311,000, respectively. Theatre and other closure expense included the accretion on previously closed properties with remaining lease obligations.

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the change in accumulated other comprehensive income by component:

			Unrealized Net	Unrealized Net
			Gain from	Gains from Equity
	Foreign	Pension and	Marketables	Method Investees’
(In thousands)	Currency	Other Benefits	Securities	Cash Flow Hedge	Total
Balance, December 31, 2015	$2,101	$(3,289)	$1,465	$2,527	$2,804
Other comprehensive income (loss) before reclassifications	606	8	413	(642)	385
Amounts reclassified from accumulated other comprehensive income	—	—	(1,782)	189	(1,593)
Other comprehensive income (loss)	606	8	(1,369)	(453)	(1,208)
Balance, June 30, 2016	$2,707	$(3,281)	$96	$2,074	$1,596

			Unrealized Net	Unrealized Net
		Pension and	Gain from	Gain from Equity
	Foreign	Other	Marketables	Method Investees’
(In thousands)	Currency	Benefits	Securities	Cash Flow Hedge	Total
Balance, December 31, 2014	$729	$6,675	$2,677	$2,763	$12,844
Other comprehensive income (loss) before reclassifications	281	701	443	(382)	1,043
Amounts reclassified from accumulated other comprehensive income	—	(10,869)	(149)	239	(10,779)
Other comprehensive income (loss)	281	(10,168)	294	(143)	(9,736)
Balance, June 30, 2015	$1,010	$(3,493)	$2,971	$2,620	$3,108

(1)	See Note 9—Employee Benefit Plans for further information regarding amounts reclassified from accumulated other comprehensive income.

The tax effects allocated to each component of other comprehensive income (loss) during the three months ended June 30, 2016 and the three months ended June 30, 2015 is as follows:

	Three Months Ended
	June 30, 2016			June 30, 2015
		Tax			Tax
	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax
(In thousands)	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized foreign currency translation adjustment	$1,111	$(434)	$677	$(1,139)	$444	$(695)
Pension and other benefit adjustments:
Net loss arising during the period	—	—	—	11	(5)	6
Amortization of net loss reclassified into general and administrative: other	7	(3)	4	—	—	—
Marketable securities:
Unrealized net holding gain (loss) arising during the period	121	(47)	74	(626)	244	(382)
Realized net gain reclassified into investment expense (income)	2	(1)	1	(239)	94	(145)
Equity method investees' cash flow hedge:
Unrealized net holding loss arising during the period	(285)	111	(174)	(34)	13	(21)
Realized net loss reclassified into equity in earnings of non-consolidated entities	150	(58)	92	192	(75)	117
Other comprehensive income (loss)	$1,106	$(432)	$674	$(1,835)	$715	$(1,120)

The tax effects allocated to each component of other comprehensive income (loss) during the six months ended June 30, 2016 and the six months ended June 30, 2015 is as follows:

	Six Months Ended
	June 30, 2016			June 30, 2015
		Tax			Tax
	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax
(In thousands)	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized foreign currency translation adjustment	$994	$(388)	$606	$461	$(180)	$281
Pension and other benefit adjustments:
Net loss arising during the period	—	—	—	(73)	28	(45)
Prior service credit arising during the period	—	—	—	1,223	(477)	746
Amortization of net (gain) loss reclassified into general and administrative: other	14	(6)	8	(2,775)	1,082	(1,693)
Amortization of prior service credit reclassified into general and administrative: other	—	—	—	(2,888)	1,126	(1,762)
Curtailment gain reclassified into general and administrative: other	—	—	—	(11,867)	4,628	(7,239)
Settlement gain reclassified into general and administrative: other	—	—	—	(288)	113	(175)
Marketable securities:
Unrealized net holding gain (loss) arising during the period	676	(263)	413	726	(283)	443
Realized net gain reclassified into investment expense (income)	(2,921)	1,139	(1,782)	(245)	96	(149)
Equity method investees' cash flow hedge:
Unrealized net holding loss arising during the period	(1,053)	411	(642)	(626)	244	(382)
Realized net loss reclassified into equity in earnings of non-consolidated entities	310	(121)	189	392	(153)	239
Other comprehensive income (loss)	$(1,980)	$772	$(1,208)	$(15,960)	$6,224	$(9,736)

NOTE 9—EMPLOYEE BENEFIT PLANS

The Company sponsors frozen non‑contributory qualified and non‑qualified defined benefit pension plans generally covering all employees who, prior to the freeze, were age 21 or older and had completed at least 1,000 hours of service in their first twelve months of employment, or in a calendar year ending thereafter, and who were not covered by a collective bargaining agreement. The Company also offered eligible retirees the opportunity to participate in a health plan. Certain employees were eligible for subsidized postretirement medical benefits. The eligibility for these benefits was based upon a participant’s age and service as of January 1, 2009. The Company also sponsors a postretirement deferred compensation plan.

On January 12, 2015, the Compensation Committee and all of the Board of Directors of AMC Entertainment Holdings, Inc. adopted resolutions to terminate the AMC Postretirement Medical Plan with an effective date of March 31, 2015. During the three months ended March 31, 2015, the Company notified eligible associates that their retiree medical coverage under the plan would terminate after March 31, 2015. Payments to eligible associates were approximately $4,300,000 during the six months ended June 30, 2015. The Company recorded net periodic benefit credits including curtailment gains, settlement gains, amortization of unrecognized prior service credits and amortization of actuarial gains recorded in accumulated other comprehensive income related to the termination and settlement of the plan during the six months ended June 30, 2015, as further described in the table below.

Net periodic benefit cost (credit) recognized for the plans in general and administrative: other during the three months ended June 30, 2016 and the three months ended June 30, 2015 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	1,081	1,070	—	—
Expected return on plan assets	(889)	(1,167)	—	—
Amortization of net (gain) loss	7	11	—	—
Net periodic benefit cost (credit)	$199	$(86)	$—	$—

The net periodic benefit cost (credit) recognized for the plans in general and administrative: other during the six months ended June 30, 2016 and the six months ended June 30, 2015 consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$2
Interest cost	2,162	2,139	—	7
Expected return on plan assets	(1,778)	(2,333)	—	—
Amortization of net (gain) loss	14	22	—	(2,797)
Amortization of prior service credit	—	—	—	(2,888)
Curtailment gain	—	—	—	(11,867)
Settlement(gain) loss	—	287	—	(575)
Net periodic benefit cost (credit)	$398	$115	$—	$(18,118)

NOTE 10—COMMITMENTS AND CONTINGENCIES

The Company, in the normal course of business, is a party to various ordinary course claims from vendors (including food and beverage suppliers and film distributors), landlords, competitors, and other legal proceedings. If management believes that a loss arising from these actions is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point is more probable than another. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Management believes that the ultimate outcome of such matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations. However, litigation and claims are subject to inherent uncertainties and unfavorable outcomes can occur. An unfavorable outcome might include monetary damages. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the outcome occurs or in future periods.

On May 28, 2015, the Company received a Civil Investigative Demand (“CID”) from the Antitrust Division of the United States Department of Justice in connection with an investigation under Sections 1 and 2 of the Sherman Antitrust Act. Beginning in May of 2015, the Company also received CIDs from the Attorneys General for the States of Ohio, Texas, Washington, Florida, New York, Kansas, and from the District of Columbia, regarding similar inquiries under those states’ antitrust laws. The CIDs request the production of documents and answers to interrogatories concerning potentially anticompetitive conduct, including film clearances and participation in certain joint ventures. The Company may receive additional CIDs from antitrust authorities in other jurisdictions in which it operates. The Company does not believe it has violated federal or state antitrust laws and is cooperating with the relevant governmental authorities. However, the Company cannot predict the ultimate scope, duration or outcome of these investigations.

On July 24, 2016, Holdings, Congress Merger Subsidiary, Inc., Holdings’ indirect wholly owned subsidiary, and Carmike Cinemas, Inc. (“Carmike”) entered into an amended and restated merger agreement, which amends and restates that certain Agreement and Plan of Merger, dated March 3, 2016, and pursuant to which the Company will acquire all of the outstanding shares of Carmike for either $33.06 in cash or 1.0819 shares of Class A common stock, at the election of the Carmike stockholders, and subject to a customary proration mechanism to achieve an aggregate consideration mix of 70% cash and 30% in shares of Holdings Class A common stock. The Company has entered into a debt financing commitment letter in connection with the amended and restated merger agreement which provides senior secured incremental term loans in an aggregate amount of up to $225,000,000 and a senior subordinated bridge loan in an aggregate amount of up to $300,000,000 to fund the acquisition. There can be no assurance that the Company will be successful in completing the debt financing on favorable terms as it involves matters outside of the Company’s control. The merger is subject to customary closing conditions, including regulatory approval and approval by Carmike’s shareholders.

On July 12, 2016, the Company entered into a definitive agreement to acquire the equity of Odeon and UCI Cinemas Holdings Limited (“Odeon”) from private equity firm Terra Firma comprised of £500,000,000 ($661,850,000) for the equity, 75% in cash and 25% in stock consideration, subject to lock-ups, and the payment of approximately £14,000,000 ($18,452,000) in employee incentive costs based on the GBP/USD exchange rate of 1.32 on July 12, 2016. The Company has entered into a debt financing commitment letter in connection with this definitive agreement which provides senior secured incremental term loans in an aggregate amount of up to $525,000,000 and a senior subordinated bridge loan in an aggregate amount of up to $800,000,000 to fund the acquisition. There can be no assurance that the Company will be successful in completing the debt financing on favorable terms as it involves matters outside of the Company’s control. The acquisition is subject to European Commission approval.

NOTE 11—NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU No. 2016‑02, Leases, which is intended to improve financial reporting about leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016‑02 will have on its results of operations and cash flows and believes that the significance of its future minimum rental payments will result in a material increase in assets and liabilities.

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014‑09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. On July 9, 2015, the FASB decided to delay the effective date of ASU 2014‑09 by one year. The new standard is effective for the Company on January 1, 2018. Companies may elect to adopt this application as of the original effective date for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014‑09 will have on its consolidated financial statements and related disclosures and has not yet selected a transition method.

NOTE 12—EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted earnings per share includes the effects of unvested RSU’s with a service condition only and unvested contingently issuable RSUs and PSUs that have service and performance conditions, if dilutive.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Numerator:
Net earnings	$23,967	$43,923	$52,258	$50,061
Denominator (shares in thousands):
Weighted average shares for basic earnings per common share	98,194	97,978	98,197	97,949
Common equivalent shares for RSUs and PSUs	110	59	40	38
Shares for diluted earnings per common share	98,304	98,037	98,237	97,987
Basic earnings per common share	$0.24	$0.45	$0.53	$0.51
Diluted earnings per common share	$0.24	$0.45	$0.53	$0.51

Vested RSUs and PSU’s have dividend rights identical to the Company’s Class A and Class B common stock and are treated as outstanding shares for purposes of computing basic and diluted earnings per share. Certain unvested RSUs and unvested PSUs are subject to performance conditions and are included in diluted earnings per share, if dilutive, using the treasury stock method based on the number of shares, if any, that would be issuable under the terms of the Company’s 2013 Equity Incentive Plan (“Plan”) if the end of the reporting period were the end of the contingency period. During the three months and six months ended June 30, 2016 unvested PSU’s of 100,437 at the minimum performance target were not included in the computation of diluted earnings per share since the shares would not be issuable under the terms of the Plan, if the end of the reporting period were the end of the contingency period.

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, Financial statements of guarantors and issuers of guaranteed securities registered or being registered. Each of the subsidiary guarantors are 100% owned by Holdings. The subsidiary guarantees of the Company’s Notes due 2022 and the Notes due 2025 are full and unconditional and joint and several and subject to customary release provisions. The Company and its subsidiary guarantors’ investments in its consolidated subsidiaries are presented under the equity method of accounting.

Three months ended June 30, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$480,291	$943	$—	$481,234
Food and beverage	—	243,129	417	—	243,546
Other theatre	—	39,071	111	—	39,182
Total revenues	—	762,491	1,471	—	763,962
Operating costs and expenses
Film exhibition costs	—	262,483	457	—	262,940
Food and beverage costs	—	34,013	87	—	34,100
Operating expense	—	199,176	850	—	200,026
Rent	—	122,350	469	—	122,819
General and administrative:
Merger, acquisition and transaction costs	—	5,548	—	—	5,548
Other	—	20,634	—	—	20,634
Depreciation and amortization	—	62,283	8	—	62,291
Operating costs and expenses	—	706,487	1,871	—	708,358
Operating income (loss)	—	56,004	(400)	—	55,604
Other expense (income):
Equity in net (earnings) loss of subsidiaries	(22,038)	20	—	22,018	—
Other expense (income)	—	(110)	—	—	(110)
Interest expense:
Corporate borrowings	24,850	27,197	—	(27,159)	24,888
Capital and financing lease obligations	—	2,147	—	—	2,147
Equity in earnings of non-consolidated entities	—	(11,849)	—	—	(11,849)
Investment income	(26,779)	176	(380)	27,159	176
Total other expense (income)	(23,967)	17,581	(380)	22,018	15,252
Earnings (loss) before income taxes	23,967	38,423	(20)	(22,018)	40,352
Income tax provision	—	16,385	—	—	16,385
Net earnings (loss)	$23,967	$22,038	$(20)	$(22,018)	$23,967

Three months ended June 30, 2015:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$532,157	$1,225	$—	$533,382
Food and beverage	—	249,971	545	—	250,516
Other theatre	—	37,046	135	—	37,181
Total revenues	—	819,174	1,905	—	821,079
Operating costs and expenses
Film exhibition costs	—	294,820	596	—	295,416
Food and beverage costs	—	35,687	120	—	35,807
Operating expense	6	204,495	913	—	205,414
Rent	—	114,524	498	—	115,022
General and administrative:
Merger, acquisition and transaction costs	—	261	—	—	261
Other	—	17,737	—	—	17,737
Depreciation and amortization	—	57,234	15	—	57,249
Operating costs and expenses	6	724,758	2,142	—	726,906
Operating income (loss)	(6)	94,416	(237)	—	94,173
Other expense (income):
Equity in net (earnings) loss of subsidiaries	(40,947)	166	—	40,781	—
Other expense (income)	—	9,273	—	—	9,273
Interest expense:
Corporate borrowings	25,193	33,571	—	(34,047)	24,717
Capital and financing lease obligations	—	2,331	—	—	2,331
Equity in earnings of non-consolidated entities	—	(9,362)	—	—	(9,362)
Investment income	(28,175)	(5,860)	(71)	34,047	(59)
Total other expense (income)	(43,929)	30,119	(71)	40,781	26,900
Earnings (loss) before income taxes	43,923	64,297	(166)	(40,781)	67,273
Income tax provision	—	23,350	—	—	23,350
Net earnings (loss)	$43,923	$40,947	$(166)	$(40,781)	$43,923

Six months ended June 30, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$961,750	$2,058	$—	$963,808
Food and beverage	—	486,793	905	—	487,698
Other theatre	—	78,178	295	—	78,473
Total revenues	—	1,526,721	3,258	—	1,529,979
Operating costs and expenses
Film exhibition costs	—	524,297	997	—	525,294
Food and beverage costs	—	67,884	181	—	68,065
Operating expense	—	400,628	1,711	—	402,339
Rent	—	246,443	960	—	247,403
General and administrative:
Merger, acquisition and transaction costs	—	10,152	—	—	10,152
Other	—	39,150	—	—	39,150
Depreciation and amortization	—	122,699	22	—	122,721
Operating costs and expenses	—	1,411,253	3,871	—	1,415,124
Operating income (loss)	—	115,468	(613)	—	114,855
Other expense (income):
Equity in net (earnings) loss of subsidiaries	(48,222)	205	—	48,017	—
Other expense (income)	—	(84)	—	—	(84)
Interest expense:
Corporate borrowings	49,690	59,196	—	(59,131)	49,755
Capital and financing lease obligations	—	4,342	—	—	4,342
Equity in earnings of non-consolidated entities	—	(16,113)	—	—	(16,113)
Investment income	(53,726)	(14,775)	(408)	59,131	(9,778)
Total other expense (income)	(52,258)	32,771	(408)	48,017	28,122
Earnings (loss) before income taxes	52,258	82,697	(205)	(48,017)	86,733
Income tax provision	—	34,475	—	—	34,475
Net earnings (loss)	$52,258	$48,222	$(205)	$(48,017)	$52,258

Six months ended June 30, 2015:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$949,846	$2,230	$—	$952,076
Food and beverage	—	450,079	961	—	451,040
Other theatre	—	70,825	262	—	71,087
Total revenues	—	1,470,750	3,453	—	1,474,203
Operating costs and expenses
Film exhibition costs	—	517,448	1,056	—	518,504
Food and beverage costs	—	64,111	204	—	64,315
Operating expense	74	390,847	1,751	—	392,672
Rent	—	232,008	935	—	232,943
General and administrative:
Merger, acquisition and transaction costs	—	1,839	—	—	1,839
Other	—	22,677	1	—	22,678
Depreciation and amortization	—	114,988	38	—	115,026
Operating costs and expenses	74	1,343,918	3,985	—	1,347,977
Operating income (loss)	(74)	126,832	(532)	—	126,226
Other expense (income):
Equity in net (earnings) loss of subsidiaries	(44,133)	461	—	43,672	—
Other expense (income)	—	9,273	—	—	9,273
Interest expense:
Corporate borrowings	51,210	68,470	—	(68,884)	50,796
Capital and financing lease obligations	—	4,704	—	—	4,704
Equity in earnings of non-consolidated entities	—	(10,686)	—	—	(10,686)
Investment income	(57,212)	(16,803)	(71)	68,884	(5,202)
Total other expense (income)	(50,135)	55,419	(71)	43,672	48,885
Earnings (loss) before income taxes	50,061	71,413	(461)	(43,672)	77,341
Income tax provision (benefit)	—	27,280	—	—	27,280
Net earnings (loss)	$50,061	$44,133	$(461)	$(43,672)	$50,061

Three months ended June 30, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$23,967	$22,038	$(20)	$(22,018)	$23,967
Equity in other comprehensive income (loss) of subsidiaries	674	676	—	(1,350)	—
Unrealized foreign currency translation adjustment, net of tax	—	1	676	—	677
Pension and other benefit adjustments:					—
Amortization of net loss reclassified into general and administrative: others, net of tax	—	4	—	—	4
Marketable securities:					—
Unrealized holding gain arising during the period, net of tax	—	74	—	—	74
Realized net gain reclassified to net investment income, net of tax	—	1	—	—	1
Equity method investees’ cash flow hedge:					—
Unrealized net holding loss arising during the period, net of tax	—	(174)	—	—	(174)
Realized net holding loss reclassified to equity in earnings of non-consolidated entities, net of tax	—	92	—	—	92
Other comprehensive income (loss)	674	674	676	(1,350)	674
Total comprehensive income	$24,641	$22,712	$656	$(23,368)	$24,641

Three months ended June 30, 2015:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$43,923	$40,947	$(166)	$(40,781)	$43,923
Equity in other comprehensive income (loss) of subsidiaries	(1,120)	(632)	—	1,752	—
Unrealized foreign currency translation adjustment, net of tax	—	(63)	(632)	—	(695)
Pension and other benefit adjustments:
Amortization of net loss reclassified into general and administrative: others, net of tax	—	6	—	—	6
Marketable securities:
Unrealized holding gain arising during the period, net of tax	—	(382)	—	—	(382)
Realized net gain reclassified to net investment income, net of tax	—	(145)	—	—	(145)
Equity method investees’ cash flow hedge:
Unrealized net holding loss arising during the period, net of tax	—	(21)	—	—	(21)
Realized net holding loss reclassified to equity in earnings of non-consolidated entities, net of tax	—	117	—	—	117
Other comprehensive income (loss)	(1,120)	(1,120)	(632)	1,752	(1,120)
Total comprehensive income (loss)	$42,803	$39,827	$(798)	$(39,029)	$42,803

Six months ended June 30, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$52,258	$48,222	$(205)	$(48,017)	$52,258
Equity in other comprehensive income (loss) of subsidiaries	(1,208)	902	—	306	—
Unrealized foreign currency translation adjustment, net of tax	—	(296)	902	—	606
Pension and other benefit adjustments:					—
Amortization of net loss reclassified into general and administrative: others, net of tax	—	8	—	—	8
Marketable securities:					—
Unrealized holding gain arising during the period, net of tax	—	413	—	—	413
Realized net gain reclassified to net investment income, net of tax	—	(1,782)	—	—	(1,782)
Equity method investees’ cash flow hedge:					—
Unrealized net holding loss arising during the period, net of tax	—	(642)	—	—	(642)
Realized net holding loss reclassified to equity in earnings of non-consolidated entities, net of tax	—	189	—	—	189
Other comprehensive income (loss)	(1,208)	(1,208)	902	306	(1,208)
Total comprehensive income	$51,050	$47,014	$697	$(47,711)	$51,050

Six months ended June 30, 2015:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$50,061	$44,133	$(461)	$(43,672)	$50,061
Equity in other comprehensive income (loss) of subsidiaries	(9,736)	(96)	—	9,832	—
Unrealized foreign currency translation adjustment, net of tax	—	377	(96)	—	281
Pension and other benefit adjustments:
Net loss arising during the period, net of tax	—	(45)	—	—	(45)
Prior service credit arising during the period, net of tax	—	746	—	—	746
Amortization of net (gain) loss reclassified into general and administrative: other, net of tax	—	(1,693)	—	—	(1,693)
Amortization of prior service credit reclassified into general and administrative: other, net of tax	—	(1,762)	—	—	(1,762)
Curtailment gain reclassified into general and administrative: other, net of tax	—	(7,239)	—	—	(7,239)
Settlement gain reclassified into general and administrative: other, net of tax	—	(175)	—	—	(175)
Marketable securities:
Unrealized holding gain arising during the period, net of tax	—	443	—	—	443
Realized net gain reclassified to net investment income, net of tax	—	(149)	—	—	(149)
Equity method investees’ cash flow hedge:
Unrealized net holding loss arising during the period, net of tax	—	(382)	—	—	(382)
Realized net holding loss reclassified to equity in earnings of non-consolidated entities, net of tax	—	239	—	—	239
Other comprehensive income (loss)	(9,736)	(9,736)	(96)	9,832	(9,736)
Total comprehensive income (loss)	$40,325	$34,397	$(557)	$(33,840)	$40,325

As of June 30, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and equivalents	$1,944	$48,902	$42,470	$—	$93,316
Receivables, net	—	66,989	242	—	67,231
Other current assets	—	93,727	1,198	—	94,925
Total current assets	1,944	209,618	43,910	—	255,472
Investment in equity of subsidiaries	1,655,989	39,381	—	(1,695,370)	—
Property, net	—	1,447,785	212	—	1,447,997
Intangible assets, net	—	233,329	—	—	233,329
Intercompany advances	1,725,845	(1,736,019)	10,174	—	—
Goodwill	(2,143)	2,412,856	—	—	2,410,713
Deferred tax asset	—	92,659	—	—	92,659
Other long-term assets	8,690	499,669	12	—	508,371
Total assets	$3,390,325	$3,199,278	$54,308	$(1,695,370)	$4,948,541
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$298,192	$264	$—	$298,456
Accrued expenses and other liabilities	6,984	124,769	124	—	131,877
Deferred revenues and income	—	170,829	4	—	170,833
Current maturities of corporate borrowings and capital and financing lease obligations	8,806	10,390	—	—	19,196
Total current liabilities	15,790	604,180	392	—	620,362
Corporate borrowings	1,820,609	4,166	—	—	1,824,775
Capital and financing lease obligations	—	88,664	—	—	88,664
Exhibitor services agreement	—	368,421	—	—	368,421
Other long-term liabilities	—	477,858	14,535	—	492,393
Total liabilities	1,836,399	1,543,289	14,927	—	3,394,615
Temporary equity	1,080	—	—	—	1,080
Stockholders’ equity	1,552,846	1,655,989	39,381	(1,695,370)	1,552,846
Total liabilities and stockholders’ equity	$3,390,325	$3,199,278	$54,308	$(1,695,370)	$4,948,541

As of December 31, 2015:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and equivalents	$1,944	$167,023	$42,283	$—	$211,250
Receivables, net	(21)	105,477	53	—	105,509
Other current assets	—	96,302	1,306	—	97,608
Total current assets	1,923	368,802	43,642	—	414,367
Investment in equity of subsidiaries	1,638,903	31,609	—	(1,670,512)	—
Property, net	—	1,401,686	242	—	1,401,928
Intangible assets, net	—	237,376	—	—	237,376
Intercompany advances	1,805,829	(1,811,112)	5,283	—	—
Goodwill	(2,143)	2,408,834	—	—	2,406,691
Deferred income tax asset	295	125,903	—	—	126,198
Other long-term assets	9,686	492,057	14	—	501,757
Total assets	$3,454,493	$3,255,155	$49,181	$(1,670,512)	$5,088,317
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$312,591	$434	$—	$313,025
Accrued expenses and other liabilities	7,188	151,619	(143)	—	158,664
Deferred revenues and income	—	221,679	—	—	221,679
Current maturities of corporate borrowings and capital and financing lease obligations	8,806	9,980	—	—	18,786
Total current liabilities	15,994	695,869	291	—	712,154
Corporate borrowings	1,898,432	4,166	—	—	1,902,598
Capital and financing lease obligations	—	93,273	—	—	93,273
Exhibitor services agreement	—	377,599	—	—	377,599
Other long-term liabilities	—	445,345	17,281	—	462,626
Total liabilities	1,914,426	1,616,252	17,572	—	3,548,250
Temporary equity	1,364	—	—	—	1,364
Stockholders’ equity	1,538,703	1,638,903	31,609	(1,670,512)	1,538,703
Total liabilities and stockholders’ equity	$3,454,493	$3,255,155	$49,181	$(1,670,512)	$5,088,317

Six months ended June 30, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by operating activities	$7,376	$127,919	$(1,347)	$—	$133,948
Cash flows from investing activities:
Capital expenditures	—	(140,316)	(9)	—	(140,325)
Acquisition of Starplex, net of cash acquired	—	400	—	—	400
Investments in non-consolidated entities, net	—	(6,836)	—	—	(6,836)
Proceeds from disposition of long-term assets	—	18,924	—	—	18,924
Other, net	—	(161)	—	—	(161)
Net cash used in investing activities	—	(127,989)	(9)	—	(127,998)
Cash flows from financing activities:
Payments under revolving credit facility	(75,000)	—	—	—	(75,000)
Cash used to pay dividends	(39,442)	—	—	—	(39,442)
Deferred financing fees	(777)	—	—	—	(777)
Principal payments under capital and financing lease obligations	—	(4,199)	—	—	(4,199)
Principle payments under Term Loan	(4,403)	—	—	—	(4,403)
Change in intercompany advances	112,246	(113,852)	1,606	—	—
Net cash used in financing activities	(7,376)	(118,051)	1,606	—	(123,821)
Effect of exchange rate changes on cash and equivalents	—	—	(63)	—	(63)
Net decrease in cash and equivalents	—	(118,121)	187	—	(117,934)
Cash and equivalents at beginning of period	1,944	167,023	42,283	—	211,250
Cash and equivalents at end of period	$1,944	$48,902	$42,470	$—	$93,316

Six months ended June 30, 2015:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by operating activities	$9,542	$183,687	$(314)	$—	$192,915
Cash flows from investing activities:
Capital expenditures	—	(143,745)	(12)	—	(143,757)
Investments in non-consolidated entities, net	—	(192)	—	—	(192)
Proceeds from disposition of long-term assets	—	604	—	—	604
Other, net	—	(915)	—	—	(915)
Net cash used in investing activities	—	(144,248)	(12)	—	(144,260)
Cash flows from financing activities:
Proceeds from issuance of Senior Subordinated Notes due 2025	600,000	—	—	—	600,000
Repurchase of Senior Subordinated Notes due 2020	(626,114)	—	—	—	(626,114)
Cash used to pay dividends	(39,301)	—	—	—	(39,301)
Deferred financing costs	(11,009)	—	—	—	(11,009)
Principal payments under capital and financing lease obligations	—	(3,826)	—	—	(3,826)
Principle payments under Term Loan	(3,875)	—	—	—	(3,875)
Principal amount of coupon payment under Senior Subordinated Notes due 2020	(3,357)	—	—	—	(3,357)
Change in intercompany advances	73,604	(74,092)	488	—	—
Net cash used in financing activities	(10,052)	(77,918)	488	—	(87,482)
Effect of exchange rate changes on cash and equivalents	—	21	(60)	—	(39)
Net decrease in cash and equivalents	(510)	(38,458)	102	—	(38,866)
Cash and equivalents at beginning of period	2,454	174,117	41,635	—	218,206
Cash and equivalents at end of period	$1,944	$135,659	$41,737	$—	$179,340

NOTE 14—SUBSEQUENT EVENT

On July 25, 2016, Holdings’ Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on September 19, 2016 to stockholders of record on September 6, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

In addition to historical information, this Quarterly Report on Form 10‑Q contains “forward‑looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. Forward‑looking statements may be identified by the use of words such as “may,” “will,” “forecast,” “estimate,” “project,” “intend,” “plan,” “expect,” “should,” “believe” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Similarly, statements made herein and elsewhere regarding our pending acquisitions of Carmike and Odeon are also forward‑looking statements, including statements regarding the anticipated closing date of the acquisitions, the ability to obtain regulatory approvals or to satisfy closing conditions, the costs of the acquisitions or the source or structure of the financings, the expected benefits of the acquisition on our future business, operations and financial performance and our ability to successfully integrate the recently acquired businesses. These forward‑looking statements are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. These forward‑looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward‑looking statements. These risks and uncertainties include, but are not limited to, the following:

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

•

with respect to our pending Odeon acquisition, our ability to operate a business in markets where we have limited experience, the United Kingdom’s exit from the European Union, obtaining regulatory approval, including the risk that any approval may be on terms or subject to conditions that are not anticipated and other business effects including the effects of industry, market, economic, political or regulatory conditions and future exchange or interest rates;

•	our ability to finance the Carmike and Odeon acquisitions on favorable terms;

•	our ability to refinance our indebtedness on terms favorable to us;

•	failures, unavailability or security breaches of our information systems;

•

our investment and equity in earnings from National CineMedia, LLC (“NCM”) may be negatively impacted by the competitive environment in which NCM operates and by the risks associated with its strategic initiatives;

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

This list of factors that may affect future performance and the accuracy of forward‑looking statements is illustrative but not exhaustive. In addition, new risks and uncertainties may arise from time to time. Accordingly, all forward‑looking statements should be evaluated with an understanding of their inherent uncertainty.

Readers are urged to consider these factors carefully in evaluating the forward‑looking statements. For further information about these and other risks and uncertainties as well as strategic initiatives, see Item 1A. “Risk Factors” and Item 1. “Business” in our Annual Report on Form 10‑K for the year ended December 31, 2015 and our other public filings.

All subsequent written and oral forward‑looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward‑looking statements included herein are made only as of the date of this Quarterly Report on Form 10‑Q, and we do not undertake any obligation to release publicly any revisions to such forward‑looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

AMC is the guest experience leader in the movie exhibition industry. We operate productive theatres in the country’s top markets, including No. 1 market share in the top three markets, New York, Los Angeles and Chicago.

Our theatrical exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs™ customer frequency membership program, rental of theatre auditoriums, income from gift card and exchange ticket sales, on-line ticketing fees and arcade games located in theatre lobbies. As of June 30, 2016, we owned, operated or had interests in 386 theatres and 5,334 screens.

Film Content

Box office admissions are our largest source of revenue. We predominantly license “first-run” films from distributors owned by major film production companies and from independent distributors on a film-by-film and theatre-by-theatre basis. Film exhibition costs are accrued based on the applicable admissions revenues and estimates of the final settlement pursuant to our film licenses. Licenses that we enter into typically state that rental fees are based on aggregate terms established prior to the opening of the picture. In certain circumstances and less frequently, our rental fees are based on a mutually agreed settlement upon the conclusion of the picture. Under an aggregate terms formula, we pay the distributor a specified percentage of box office gross or pay based on a scale of percentages tied to different amounts of box office gross. The settlement process allows for negotiation based upon how a film actually performs.

During the 2015 calendar year, films licensed from our seven largest distributors based on revenues accounted for approximately 89% of our U.S. admissions revenues. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor’s films in any given year.

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

AMC Movie Screens

During the six months ended June 30, 2016, we opened 12 new screens, acquired 11 screens, permanently closed 38 screens, temporarily closed 237 screens and reopened 160 screens to implement our strategy and install consumer experience upgrades.

As of June 30, 2016, we had 2,598 3D enabled screens, including 153 IMAX, 20 Dolby CinemaTM at AMC and 8 Premium Large Format (“PLF”); approximately 49% of our screens were 3D enabled screens, including IMAX 3D enabled screens, and approximately 3% of our screens were IMAX 3D enabled screens.

	Number of	Number of
	Screens As of	Screens As of
Format	June 30, 2016	December 31, 2015
Digital	5,334	5,426
3D enabled	2,598	2,643
IMAX (3D enabled)	153	152
Dolby Cinema at AMC Prime	20	12
Other PLF (3D enabled)	8	13
Dine-in theatres	312	312
Premium seating	1,251	1,119

IMAX®.  IMAX is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. IMAX offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest -quality, most immersive motion picture experience for which the IMAX brand has become known globally. Top filmmakers and studios utilize IMAX theaters to connect with audiences in innovative ways, and as such, IMAX’s theater network is among the most important and successful theatrical distribution platforms for major event films around the world.

As of June 30, 2016, AMC is the largest IMAX exhibitor in the U.S. with a 44% market share, and each of our IMAX local installations is protected by geographic exclusivity. As of June 30, 2016, our IMAX screen count is 72% greater than our closest competitor. AMC believes that we have had considerable success with our IMAX partnership, and recently we have agreed to add another 25 IMAX locations by 2019.

Dolby Cinema™ at AMC.  On April 9, 2015, we, along with Dolby Laboratories, Inc., announced Dolby Cinema at AMC, a premium cinema offering for moviegoers that combines state-of-the-art image and sound technologies with inspired theatre design and comfort. Dolby Cinema at AMC includes Dolby Vision™ laser projection and object oriented Dolby Atmos® audio technology, as well as AMC’s plush power reclining seats with seat transducers that vibrate with the action on screen.

As of June 30, 2016, we have 20 fully operational Dolby CinemaTM at AMC screens and we expect to open substantially more Dolby screens by the end of 2016.

Other PLF.  AMC believes there is considerable opportunity to add a private label PLF format in many of our locations, with superior sight and sound technology and enhanced seating as contrasted with our traditional auditoriums. This PLF format will give AMC the capability to add a screen in theatres already outfitted with IMAX and/or Dolby Cinema at AMC. Also, this PLF should offer an enhanced theatrical experience for movie goers beyond AMC’s current core theatres, but may not carry the same price premium as IMAX or Dolby Cinema at AMC. Therefore, it may be especially relevant in smaller or more price sensitive markets.

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

Recliner seating is the key feature of theatre renovations. These renovations involve stripping theatres to their basic structure in order to replace finishes throughout, upgrade the sight and sound experience, install modernized points of sale and, most importantly, replace traditional theatre seats with plush, electric recliners that allow customers to deploy a leg rest and fully recline at the push of a button. The renovation process typically involves losing up to two-thirds of a given auditorium’s seating capacity. For an industry historically focused on quantity, this reduction in seating capacity could be viewed as counter-intuitive and harmful to revenues. However, the quality improvement in the customer experience is driving a 55% increase in attendance at these locations. Our customers have responded favorably to the significant personal space gains from ample row depths, ability to recline or stretch their legs, extra-wide pillowed chaise and oversized armrests. The reseated theatres attract more midweek audiences than normal theatres and tend to draw more adults who pay higher ticket prices than teens or young children. We typically do not change ticket prices in the first year after construction, however, in subsequent years we typically increase our ticket prices at our reseated theatres.

Rebalancing of the new supply-demand relationship created by recliner seating presents us two further opportunities to improve customer convenience and maximize operating results: open-source internet ticketing and reserved seating.

Open-source internet ticketing makes all our seats (over 863,000) in all our theatres and auditoriums for all our showtimes as available as possible, on as many websites as possible. We believe increased online access is important because it captures customers’ purchase intent more immediately and directly than if we had to wait until they showed up at the theatre box office to make a purchase. Once our customers buy a ticket, they are less likely to change their mind. Carefully monitoring internet pre-sales also lets us adjust capacity in real time, moving movies that are poised to over perform to larger capacity or more auditoriums, thereby maximizing yield.

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

AMC Stubs

AMC Stubs is a customer frequency program which allows members to earn rewards, some of which are redeemable on future purchases at AMC locations. The portion of the admissions and food and beverage revenues attributed to the rewards is deferred as a reduction of admissions and food and beverage revenues and is allocated between admissions and food and beverage revenues based on expected member redemptions.

Upon redemption, deferred rewards are recognized as revenues along with associated cost of goods. Points are forfeited upon expiration and recognized as admissions or food and beverage revenues. For the paid tier of the program (AMC Stubs Premiere), the program’s annual membership fee is deferred, net of estimated refunds, and is recognized ratably over the one-year membership period.

As of June 30, 2016, we had 2,672,000 AMC Stubs members. Our AMC Stubs members represented approximately 21% of our attendance during 2016 with an average ticket price 3% lower than our non-members and food and beverage expenditures per patron 2% higher than non-members.

In April of 2016, AMC launched a test of a revised AMC Stubs program featuring both a traditional paid membership program, called AMC Stubs Premiere, and a new non-paid tier called AMC Stubs Insider. Both programs reward loyal guests for their patronage of AMC Theatres, but the Premiere tier provides greater rewards for dollars spent than the free tier, and offers other guest amenities. AMC launched this revised AMC Stubs program nationally in July of 2016.

The following tables reflect AMC Stubs activity during the three month period and six month period ended June 30, 2016:

			AMC Stubs Revenue for
			Three Months Ended June 30, 2016
	Deferred		Other Theatre		Food and
	Membership	Deferred	Revenues	Admissions	Beverage
(In thousands)	Fees	Rewards	(Membership Fees)	Revenues	Revenues
Balance, March 31, 2016	$11,187	$15,527
Membership fees received	7,726	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	5,791	—	(5,791)	—
Food and beverage	—	7,677	—	—	(7,677)
Rewards redeemed:
Admissions	—	(5,528)	—	5,528	—
Food and beverage	—	(7,186)	—	—	7,186
Amortization of deferred revenue	(6,117)	—	6,117	—	—
For the period ended or balance as of June 30, 2016	$12,796	$16,281	$6,117	$(263)	$(491)

			AMC Stubs Revenue for
			Six Months Ended June 30, 2016
	Deferred		Other Theatre		Food and
	Membership	Deferred	Revenues	Admissions	Beverage
(In thousands)	Fees	Rewards	(Membership Fees)	Revenues	Revenues
Balance, December 31, 2015	$12,142	$17,013
Membership fees received	12,908	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	9,639	—	(9,639)	—
Food and beverage	—	13,051	—	—	(13,051)
Rewards redeemed:
Admissions	—	(9,997)	—	9,997	—
Food and beverage	—	(13,425)	—	—	13,425
Amortization of deferred revenue	(12,254)	—	12,254	—	—
For the period ended or balance as of June 30, 2016	$12,796	$16,281	$12,254	$358	$374

The following tables reflect AMC Stubs activity during the three month period and six month period ended June 30, 2015:

			AMC Stubs Revenue for
			Three Months Ended June 30, 2015
	Deferred		Other Theatre		Food and
	Membership	Deferred	Revenues	Admissions	Beverage
(In thousands)	Fees	Rewards	(Membership Fees)	Revenues	Revenues
Balance, March 31, 2015	$11,239	$15,708
Membership fees received	7,815	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	5,886	—	(5,886)	—
Food and beverage	—	8,622	—	—	(8,622)
Rewards redeemed:
Admissions	—	(4,838)	—	4,838	—
Food and beverage	—	(7,406)	—	—	7,406
Amortization of deferred revenue	(6,138)	—	6,138	—	—
For the period ended or balance as of June 30, 2015	$12,916	$17,972	$6,138	$(1,048)	$(1,216)

			AMC Stubs Revenue for
			Six Months Ended June 30, 2015
	Deferred		Other Theatre		Food and
	Membership	Deferred	Revenues	Admissions	Beverage
(In thousands)	Fees	Rewards	(Membership Fees)	Revenues	Revenues
Balance, December 31, 2014	$11,408	$16,129
Membership fees received	13,757	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	10,126	—	(10,126)	—
Food and beverage	—	14,466	—	—	(14,466)
Rewards redeemed:
Admissions	—	(9,286)	—	9,286	—
Food and beverage	—	(13,463)	—	—	13,463
Amortization of deferred revenue	(12,249)	—	12,249	—	—
For the period ended or balance as of June 30, 2015	$12,916	$17,972	$12,249	$(840)	$(1,003)

Significant and Subsequent Events

Odeon and UCI Cinemas Holdings Limited.  On July 12, 2016, we entered into a definitive agreement to acquire the equity of Odeon and UCI Cinemas Holdings Limited (“Odeon”) from private equity firm Terra Firma comprised of £500,000,000 ($661,850,000) for the equity, 75% in cash and 25% in stock consideration, subject to lock-ups, and the payment of approximately £14,000,000 ($18,452,000) in employee incentive costs based on the GBP/USD exchange rate of 1.32 on July 12, 2016. We have entered into a debt financing commitment letter in connection with this definitive agreement which provides senior secured incremental term loans in an aggregate amount of up to $525,000,000 and a senior subordinated bridge loan in an aggregate amount of up to $800,000,000 to fund the acquisition. There can be no assurance that we will be successful in completing the debt financing on favorable terms as it involves matters outside of our control. The acquisition is subject to European Commission approval.

Odeon operates 242 theatres and 2,236 screens in 7 countries (UK, Ireland, Italy, Spain, Austria, Portugal, and Germany).

RealD Inc.  We sold all of our 1,222,780 shares of common stock in RealD Inc. during the six months ended June 30, 2016 and recognized a gain on sale of $3,008,000.

Carmike Cinemas.  On July 24, 2016, we, Congress Merger Subsidiary, Inc., our indirect wholly owned subsidiary, and Carmike entered into an amended and restated merger agreement, which amends and restates that certain Agreement and Plan of Merger, dated March 3, 2016, and pursuant to which we will acquire all of the outstanding shares of Carmike for either $33.06 in cash or 1.0819 shares of Class A common stock, at the election of the Carmike stockholders, and subject to a customary proration mechanism to achieve an aggregate consideration mix of 70% cash and 30% in shares of our Class A common stock. We entered into a debt financing commitment letter in connection with the amended and restated merger agreement which provides senior secured incremental term loans in an aggregate amount of up to $225,000,000 and a senior subordinated bridge loan in an aggregate amount of up to $300,000,000 to fund the acquisition. There can be no assurance that we will be successful in completing the debt financing on favorable terms as it involves matters outside of our control. The merger is subject to customary closing conditions, including regulatory approval and approval by Carmike’s shareholders. Carmike is a U.S. leader in digital cinema, 3D cinema deployments and alternative programming and is one of the nation’s largest motion picture exhibitors. Carmike operates 276 theatres and 2,954 screens in 41 states focused primarily in mid-sized communities.

Starplex Cinemas.  In December 2015, we completed the acquisition of Starplex Cinemas for cash. The purchase price for Starplex Cinemas was $172,172,000, net of cash acquired, and is subject to working capital and other purchase price adjustments as described in the stock purchase agreement. Starplex Cinemas operates 33 theatres with 346 screens in small and mid-size markets in 12 states, which further complements our large market portfolio. We expect to realize synergies and cost savings related to this acquisition as a result of purchasing and procurement economies of scale and general and administrative expense savings, particularly with respect to the consolidation of corporate related functions and elimination of redundancies. In January 2016, we divested of two Starplex Cinemas theatres with 22 screens, as required by the Antitrust Division of the United States Department of Justice. We received proceeds from the divestiture of approximately $5,390,000. For additional information about the Starplex Cinemas acquisition, see Note 2—Acquisition to our Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

Corporate Borrowings.  On December 11, 2015, AMCE entered into a first amendment to its Senior Secured Credit Agreement dated April 30, 2013 (“First Amendment”). The First Amendment provides for the incurrence of $125,000,000 incremental term loans (“Incremental Term Loan”). In addition, the First Amendment, among other things, (a) extends the maturity date with respect to (i) the existing Term Loan due 2020 and the Incremental Term Loan (together “Term Loan due 2022”) to December 15, 2022 and (ii) the Revolving Credit Facility from April 30, 2018 to December 15, 2020 and (b) increases the applicable margin for the Term Loan due 2022 from 1.75% with respect to base rate borrowings to 2.25% and 2.75% with respect to LIBOR borrowings to 3.25%. The proceeds of the Incremental Term Loan were used by Holdings to pay expenses related to the First Amendment transactions and the Starplex Cinemas acquisition. At June 30, 2016, the aggregate principal balance of the Term Loan due 2022 was $876,222,000 and borrowings under the Revolving Credit Facility were $0. As of June 30, 2016, Holdings had approximately $137,384,000 available for borrowing, net of letters of credit, under its Revolving Credit Facility.

Notes due 2025.  On June 5, 2015, AMCE issued $600,000,000 aggregate principal amount of its Notes due 2025 in a private offering. Holdings capitalized deferred financing costs of approximately $11,378,000, related to the issuance of the Notes due 2025. The Notes due 2025 mature on June 15, 2025. Holdings will pay interest on the Notes due 2025 at 5.75% per annum, semi-annually in arrears on June 15th and December 15th, commencing on December 15, 2015. Holdings may redeem some or all of the Notes due 2025 at any time on or after June 15, 2020 at 102.875% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after June 15, 2023, plus accrued and unpaid interest to the redemption date. Prior to June 15, 2020, Holdings may redeem the Notes due 2025 at par plus a make-whole premium. Holdings used the net proceeds from the Notes due 2025 private offering and cash on hand, to pay the consideration for the tender offer for the 9.75% Senior Subordinated Notes due 2020 (“Notes due 2020”), plus any accrued and unpaid interest and related transaction fees and expenses.

On June 5, 2015, in connection with the issuance of the Notes due 2025, Holdings entered into a registration rights agreement. Subject to the terms of the registration rights agreement, Holdings filed a registration statement on June 19, 2015 pursuant to the Securities Act of 1933, as amended, relating to an offer to exchange the original Notes due 2025 for exchange Notes due 2025 registered pursuant to an effective registration statement; the registration statement was declared effective on June 29, 2015, and Holdings commenced the exchange offer. The exchange notes have terms substantially identical to the original notes except that the exchange notes do not contain terms with respect to transfer restrictions and registration rights and additional interest payable for the failure to consummate the exchange offer within 210 days after the issue date. After the exchange offer expired on July 27, 2015, all of the original Notes due 2025 were exchanged.

Notes due 2020.  On May 26, 2015, Holdings launched a cash tender offer for any and all of its outstanding Notes due 2020 at a purchase price of $1,093 for each $1,000 principal amount of Notes due 2020 validly tendered and accepted by Holdings on or before June 2, 2015 (the “Expiration Date”). Holders of $581,324,000, or approximately 96.9%, of the Notes due 2020 validly tendered and did not withdraw their Notes due 2020 on or prior to the Expiration Date. On October 30, 2015, AMCE gave notice of its intention to redeem any and all of the remaining $18,676,000 principal amount of the Notes due 2020 on December 1, 2015 at 104.875% of the principal amount, plus accrued and unpaid interest to the redemption date. AMCE completed the redemption of all of its outstanding Notes due 2020 on December 1, 2015.

On March 31, 2016, AMCE merged with and into Holdings, its direct parent company. In connection with the merger, Holdings assumed all of the obligations of AMCE pursuant to the indentures to the Notes due 2022, the Notes due 2025 and the Credit Agreement, dated as of April 30, 2013 (as subsequently amended).

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

Dividends.  The following is a summary of dividends and dividend equivalents declared to stockholders:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In thousands)
February 25, 2016	March 7, 2016	March 21, 2016	$0.20	$19,762
April 27, 2016	June 6, 2016	June 20, 2016	0.20	19,762
February 3, 2015	March 9, 2015	March 23, 2015	0.20	19,637
April 27, 2015	June 8, 2015	June 22, 2015	0.20	19,635
July 28, 2015	September 8, 2015	September 21, 2015	0.20	19,622
October 29, 2015	December 7, 2015	December 21, 2015	0.20	19,654
April 25, 2014	June 6, 2014	June 16, 2014	0.20	19,576
July 29, 2014	September 5, 2014	September 15, 2014	0.20	19,576
October 27, 2014	December 5, 2014	December 15, 2014	0.20	19,577

During the six months ended June 30, 2016 and the six months ended June 30, 2015, we paid dividends and dividend equivalents of $39,442,000 and $39,301,000, respectively. At June 30, 2016 and June 30, 2015, we accrued $247,000 and $196,000, respectively, for the remaining unpaid dividends.

On July 25, 2016, Holdings’ Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on September 19, 2016 to stockholders of record on September 6, 2016.

Operating Results

The following table sets forth our revenues, operating costs and expenses attributable to our theatrical exhibition operations.

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015	% Change	June 30, 2016	June 30, 2015	% Change
Revenues
Theatrical exhibition
Admissions	$481,234	$533,382	(9.8)%	$963,808	$952,076	1.2%
Food and beverage	243,546	250,516	(2.8)%	487,698	451,040	8.1%
Other theatre	39,182	37,181	5.4%	78,473	71,087	10.4%
Total revenues	$763,962	$821,079	(7.0)%	$1,529,979	$1,474,203	3.8%
Operating Costs and Expenses
Theatrical exhibition
Film exhibition costs	$262,940	$295,416	(11.0)%	$525,294	$518,504	1.3%
Food and beverage costs	34,100	35,807	(4.8)%	68,065	64,315	5.8%
Operating expense	200,026	205,414	(2.6)%	402,339	392,672	2.5%
Rent	122,819	115,022	6.8%	247,403	232,943	6.2%
General and administrative expense:
Merger, acquisition and transaction costs	5,548	261	* %	10,152	1,839	* %
Other	20,634	17,737	16.3%	39,150	22,678	72.6%
Depreciation and amortization	62,291	57,249	8.8%	122,721	115,026	6.7%
Operating costs and expenses	708,358	726,906	(2.6)%	1,415,124	1,347,977	5.0%
Operating income	55,604	94,173	(41.0)%	114,855	126,226	(9.0)%
Other expense (income):
Other expense	(110)	9,273	* %	(84)	9,273	* %
Interest expense:
Corporate borrowings	24,888	24,717	0.7%	49,755	50,796	(2.0)%
Capital and financing lease obligations	2,147	2,331	(7.9)%	4,342	4,704	(7.7)%
Equity in earnings losses of non-consolidated entities	(11,849)	(9,362)	26.6%	(16,113)	(10,686)	50.8%
Investment income	176	(59)	* %	(9,778)	(5,202)	88.0%
Total other expense	15,252	26,900	(43.3)%	28,122	48,885	(42.5)%
Earnings before income taxes	40,352	67,273	(40.0)%	86,733	77,341	12.1%
Income tax provision	16,385	23,350	(29.8)%	34,475	27,280	26.4%
Net earnings	$23,967	$43,923	(45.4)%	$52,258	$50,061	4.4%

*     Percentage change in excess of 100%

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Operating Data:
Screen additions	—	12	12	12
Screen acquisitions	11	32	11	40
Screen dispositions	—	—	38	—
Construction openings (closures), net	(57)	28	(77)	32
Average screens(1)	5,282	4,943	5,298	4,914
Number of screens operated	5,334	5,031	5,334	5,031
Number of theatres operated	386	350	386	350
Screens per theatre	13.8	14.4	13.8	14.4
Attendance (in thousands)(1)	49,996	53,818	101,241	98,576

(1)	Includes consolidated theatres only and excludes screens offline due to construction.

Adjusted EBITDA

We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net earnings plus (i) income tax provision (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance and to include any cash distributions of earnings from our equity method investees. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Adjusted EBITDA decreased by $28,169,000 or 17.9% during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease in Adjusted EBITDA was due primarily to decreases in attendance and average ticket prices and increases in General and Administrative: Other costs partially offset by increases in other revenues, the benefit of the Starplex acquisition, increases in food and beverage revenues per patron and declines in operating expenses.

Adjusted EBITDA increased by $2,589,000 or 0.9% during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in Adjusted EBITDA was due primarily to increases in attendance, food and beverage revenues per patron, the benefit of the Starplex acquisition, increases in cash distributions from equity method investees offset by increases in G&A other expense due to the prior year postretirement curtailment gain of $18,118,000 and declines in average ticket prices.

The following table sets forth our reconciliation of Adjusted EBITDA:

Reconciliation of Adjusted EBITDA

(unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net earnings	$23,967	$43,923	$52,258	$50,061
Plus:
Income tax provision	16,385	23,350	34,475	27,280
Interest expense	27,035	27,048	54,097	55,500
Depreciation and amortization	62,291	57,249	122,721	115,026
Certain operating expenses(1)	3,838	3,350	7,240	7,414
Equity in earnings of non-consolidated entities	(11,849)	(9,362)	(16,113)	(10,686)
Cash distributions from non-consolidated entities	590	1,285	18,271	15,771
Investment expense (income)	176	(59)	(9,778)	(5,202)
Other expense (income)(2)	(110)	9,273	(84)	9,273
General and administrative expense—unallocated:
Merger, acquisition and transaction costs	5,548	261	10,152	1,839
Stock-based compensation expense(3)	1,717	1,439	2,804	7,178
Adjusted EBITDA	$129,588	$157,757	$276,043	$273,454

(1)

Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens including the related accretion of interest, non-cash deferred digital equipment rent expense, and disposition of assets and other non-operating gains or losses included in operating expenses. We have excluded these items as they are non-cash in nature, include components of interest cost for the time value of money or are non-operating in nature.

(2)

Other expense for the prior year periods related to the cash tender offer and redemption of the 9.75% Senior Subordinated Notes due 2020. We exclude other expense and income related to financing activities as the amounts are similar to interest expense or income and are non-operating in nature.

(3)	Non‑cash expense included in general and administrative: other.

Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net earnings (loss) as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (as determined in accordance with U.S. GAAP). Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. We have included Adjusted EBITDA because we believe it provides management and investors with additional information to measure our performance, estimate our value and evaluate our ability to service debt.

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

Results of Operations— For the Three Months Ended June 30, 2016 and June 30, 2015

Revenues.  Total revenues decreased 7.0%, or $57,117,000, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Admissions revenues decreased 9.8%, or $52,148,000 during the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to a 7.1% decrease in attendance and a 2.8% decrease in average ticket price. The decrease in attendance was primarily due to the under performance of film product during the current period, partially offset by the acquisition of Starplex Cinemas in December of 2015 and our comfort and convenience theatre renovation initiatives. Total admissions revenues were reduced by rewards redeemed, net of deferrals, of $263,000 and $1,048,000 related to rewards accumulated under AMC Stubs during the three months ended June 30, 2016 and the three months ended June 30, 2015, respectively. The rewards accumulated under AMC Stubs are deferred and recognized in future periods upon redemption or expiration of customer rewards. The decrease in average ticket price was primarily due to a decrease in tickets purchased for IMAX and 3D premium format film product and lower average ticket prices at Starplex Cinemas.

Food and beverage revenues decreased 2.8%, or $6,970,000, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to the decrease in attendance and partially offset by an increase in food and beverage revenues per patron of 4.7%. The increase in food and beverage revenues per patron reflects increased prices effective at the start of the fourth quarter of calendar 2015 and the contribution of our food and beverage strategic initiatives. Total food and beverage revenues were decreased by rewards redeemed, net of deferrals, of $491,000 and $1,216,000 related to rewards accumulated under AMC Stubs during the three months ended June 30, 2016 and the three months ended June 30, 2015, respectively.

Total other theatre revenues increased 5.4%, or $2,001,000 during the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to increases in income from internet ticketing fees, exchange ticket income, and advertising revenues.

Operating costs and expenses.  Operating costs and expenses decreased 2.6%, or $18,548,000 during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Film exhibition costs decreased 11.0%, or $32,476,000, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to the decrease in admissions revenues and the decrease in film exhibition costs as a percentage of admission revenues. As a percentage of admissions revenues, film exhibition costs were 54.6% for the three months ended June 30, 2016 and 55.4% for the three months ended June 30, 2015 due to an increase in rebates from distributors.

Food and beverage costs decreased 4.8%, or $1,707,000, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. As a percentage of food and beverage revenues, food and beverage costs were 14.0% for the three months ended June 30, 2016 and 14.3% for the three months ended June 30, 2015 due to increases in retail selling prices at the start of the fourth quarter of 2015 in excess of cost increases for our food and beverage products. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. Food and beverage gross profit per patron increased 5.0%, and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 26.2% for the three months ended June 30, 2016 as compared to 25.0% for the three months ended June 30, 2015, primarily due to the decrease in revenues, and including increases in repairs and maintenance expense and equipment rentals related to our enhanced food and beverage initiatives. Rent expense increased 6.8%, or $7,797,000 during the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily from the increase in the number of theatres operated including the acquisition of Starplex Cinemas, partially offset by declines in percentage rentals based on revenues.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $5,548,000 during the three months ended June 30, 2016 compared to $261,000 during the three months ended June 30, 2015, primarily due to an increase in legal and professional and consulting costs and increased merger and acquisition activity associated with our proposed Carmike merger and Odeon acquisition.

Other.  Other general and administrative expense increased $2,897,000, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015, due primarily to increases in legal expenses of $1,400,000, development costs of $600,000 and professional and consulting expenses of $600,000.

Depreciation and amortization.  Depreciation and amortization increased 8.8%, or $5,042,000, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to the increase in depreciable assets resulting from capital expenditures of $140,325,000 and $333,423,000 during the six months ended June 30, 2016 and the twelve months ended December 31, 2015, respectively and the acquisition of Starplex Cinemas.

Other Expense (Income):

Other expense (income).  Other expense during the three months ended June 30, 2015 was due to a loss on extinguishment of indebtedness related to the cash tender offer and redemption of the Notes due 2020 of $9,273,000.

Interest expense.  Interest expense for the three months ended June 30, 2016 was consistent with the three months ended June 30, 2015.  During the three months ended June 30, 2016 we repaid $25,000,000 of amounts borrowed on our Revolving Credit Facility.

Equity in earnings of non‑consolidated entities.  Equity in earnings of non-consolidated entities were $11,849,000 for the three months ended June 30, 2016 compared to $9,362,000 for the three months ended June 30, 2015. The increase in equity in earnings of non-consolidated entities of $2,487,000 was primarily due to decreases in losses from Open Road Films of $1,716,000 and increases in earnings from DCIP of $1,696,000 partially offset by decreases in earnings from NCM of $599,000. During the six months ended June 30, 2016, we continued to suspend equity method accounting for our investment in Open Road Films as the investment in Open Road Films had reached our remaining commitment. The cash distributions from non-consolidated entities were $590,000 during the three months ended June 30, 2016, and $1,285,000 during the three months ended June 30, 2015.  See Note 3—Investments of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Investment expense (income).  Investment expense was $176,000 for the three months ended June 30, 2016 compared to investment income of $59,000 for the three months ended June 30, 2015.

Income tax provision.  The income tax provision from continuing operations was $16,385,000 for the three months ended June 30, 2016 and $23,350,000 for the three months ended June 30, 2015. See Note 5—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings.  Net earnings were $23,967,000 and $43,923,000 during the three months ended June 30, 2016 and June 30, 2015, respectively. Net earnings during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 were negatively impacted by the decrease in attendance and average ticket price, increases in merger, acquisition and transaction costs, depreciation and amortization, rent and general and administrative: other.  Net earnings were positively impacted by decreases in other expense, income tax provision and an increase in equity in earnings from non-consolidated entities.

Results of Operations— For the Six Months Ended June 30, 2016 and June 30, 2015

Revenues.  Total revenues increased 3.8%, or $55,776,000, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Admissions revenues increased 1.2%, or $11,732,000 during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to a 2.7% increase in attendance partially offset by a 1.4% decrease in average ticket price. The increase in attendance was primarily due to the acquisition of Starplex Cinemas in December of 2015.   Total admissions revenues were increased by rewards redeemed, net of deferrals, of $358,000 and were decreased by rewards redeemed, net of deferrals $840,000 related to rewards accumulated under AMC Stubs during the six months ended June 30, 2016 and the six months ended June 30, 2015, respectively. The rewards accumulated under AMC Stubs are deferred and recognized in future periods upon redemption or expiration of customer rewards. The decrease in average ticket price was primarily due to lower average ticket prices at Starplex Cinemas and a decrease in tickets purchased for IMAX premium format film product.

Food and beverage revenues increased 8.1%, or $36,658,000, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to the increase in food and beverage revenues per patron of 5.2% and the increase in attendance. The increase in food and beverage revenues per patron reflects increased prices effective at the start of the fourth quarter of calendar 2015 and the contribution of our food and beverage strategic initiatives. Total food and beverage revenues were increased by rewards redeemed, net of deferrals, of $374,000 and were decreased by rewards redeemed, net of deferrals, of $1,003,000 related to rewards accumulated under AMC Stubs during the six months ended June 30, 2016 and the six months ended June 30, 2015, respectively.

Total other theatre revenues increased 10.4%, or $6,939,000 during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to increases in income from internet ticketing fees, advertising revenues, and gift card income.

Operating costs and expenses.  Operating costs and expenses increased 5.0%, or $67,147,000, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Film exhibition costs increased 1.3%, or $6,790,000, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 54.5% for the six months ended June 30, 2016 and June 30, 2015.

Food and beverage costs increased 5.8%, or $3,750,000, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. As a percentage of food and beverage revenues, food and beverage costs were 14.0% for the six months ended June 30, 2016 and 14.3% for the six months ended June 30, 2015 due to increases in retail selling prices at the start of the fourth quarter of 2015 in excess of cost increases for our food and beverage products. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. Food and beverage gross profit per patron increased 5.6%, and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 26.3% for the six months ended June 30, 2016 as compared to 26.6% for the six months ended June 30, 2015, primarily due to the increase in revenues, partially offset by increases in repairs and maintenance expenses and equipment rentals related to our enhanced food and beverage initiatives. Rent expense increased 6.2%, or $14,460,000 during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily from the increase in the number of theatres operated including the acquisition of Starplex Cinemas.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $10,152,000 during the six months ended June 30, 2016 compared to $1,839,000 during the six months ended June 30, 2015, primarily due to an increase in professional and consulting costs and increased merger and acquisition activity associated with our proposed Carmike merger and Odeon acquisition.

Other.  Other general and administrative expense increased $16,472,000, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, due primarily to the net periodic benefit credit of $18,118,000 related to the termination and settlement of the AMC Postretirement Medical Plan recorded in the prior year and an increase in legal expenses of $3,000,000 partially offset by declines in stock-based compensation expense of $4,374,000 due to an increase in vesting periods compared to the prior year. See Note 9—Employee Benefit Plans of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information regarding the components of net periodic benefit credit, including recognition of the prior service credits and net actuarial gains recorded in accumulated other comprehensive income, curtailment gains, and settlement gains during the six months ended June 30, 2015.

Depreciation and amortization.  Depreciation and amortization increased 6.7%, or $7,695,000, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to the increase in depreciable assets resulting from capital expenditures of $140,325,000 and $333,423,000 during the six months ended June 30, 2016 and the twelve months ended December 31, 2015, respectively and the acquisition of Starplex Cinemas.

Other Expense (Income):

Other expense (income).  Other expense during the three months ended June 30, 2015 was due to a loss on extinguishment of indebtedness related to the cash tender offer and redemption of the Notes due 2020 of $9,273,000.

Interest expense.  Interest expense decreased 2.5%, or $1,403,000, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to the decrease in interest rates for corporate borrowings partially offset by an increase in aggregate average principal amounts outstanding during the six months ended June 30, 2016. In June 2015, we completed an offering of $600,000,000 principal amount of our Notes due 2025 and extinguished $581,324,000 principal amount of our Notes due 2020. In December 2015, we extinguished the remaining $18,676,000 principal amount of our Notes due 2020, issued additional term loans due 2022 of $125,000,000 under our Senior Secured Credit Agreement and borrowed $75,000,000 on our Revolving Credit Facility. During the six months ended June 30, 2016 we repaid $75,000,000 of amounts borrowed on our Revolving Credit Facility.

Equity in earnings of non‑consolidated entities.  Equity in earnings of non-consolidated entities were $16,113,000 for the six months ended June 30, 2016 compared to $10,686,000 for the six months ended June 30, 2015. The increase in equity in earnings of non-consolidated entities of $5,427,000 was primarily due to improvement in earnings from NCM of $3,923,000, increases in earnings from DCIP of $2,031,000 and decreases in losses from Open Road Films of $430,000. During the six months ended June 30, 2016, we continued to suspend equity method accounting for our investment in Open Road Films as the investment in Open Road Films had reached our commitment. The cash distributions from non-consolidated entities were $18,271,000 during the six months ended June 30, 2016, and $15,771,000 during the six months ended June 30, 2015, which includes payments related to the NCM tax receivable agreement recorded in investment income. See Note 3—Investments of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Investment income.  Investment income was $9,778,000 for the six months ended June 30, 2016 compared to investment income of $5,202,000 for the six months ended June 30, 2015. Investment income for the six months ended June 30, 2016 includes payments received of $7,218,000 related to the NCM tax receivable agreement compared to payments received of $5,352,000 during the six months ended June 30, 2015. Investment income for the six months ended June 30, 2016 also includes a $3,008,000 gain on sale of all of our 1,222,780 common shares held in RealD Inc.

Income tax provision.  The income tax provision from continuing operations was $34,475,000 for the six months ended June 30, 2016 and $27,280,000 for the six months ended June 30, 2015. See Note 5—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings.  Net earnings were $52,258,000 and $50,061,000 during the six months ended June 30, 2016 and June 30, 2015, respectively. Net earnings during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 were positively impacted by the increase in attendance, food and beverage revenue per patron and average ticket price, the increase in investment income, the decrease in interest expense, and the increase in equity in earnings of non-consolidated entities. Net earnings were negatively impacted by the decrease in average ticket price, the increase in general and administrative: other, merger acquisition and transaction costs, income tax provision, rent and the increase in depreciation expense.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated revenues are primarily collected in cash, principally through box office admissions and food and beverage sales. We have an operating “float” which partially finances our operations and which generally permits us to maintain a smaller amount of working capital capacity. This float exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 20 to 45 days following receipt of box office admissions revenues. Film distributors generally release the films which they anticipate will be the most successful during the summer and year-end holiday seasons. Consequently, we typically generate higher revenues during such periods.

We had working capital deficit as of June 30, 2016 and December 31, 2015 of $(364,890,000) and $(297,787,000), respectively. Working capital included $170,833,000 and $221,679,000 of deferred revenues and income as of June 30, 2016 and December 31, 2015, respectively. We have the ability to borrow under our Senior Secured Credit Facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments). As of June 30, 2016, we had $137,384,000 available for borrowing, net of letters of credit, under our revolving Senior Secured Credit Facility.

We believe that cash generated from operations and existing cash and equivalents and “float” will be sufficient to fund operations, pay dividends and make planned capital expenditures currently and for at least the next 12 months and enable us to maintain compliance with covenants related to the Senior Secured Credit Facility, the Notes due 2022, and the Notes due 2025.

As of June 30, 2016, we were in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2022, and the Notes due 2025.

Cash Flows from Operating Activities

Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $133,948,000 and $192,915,000 during the six months ended June 30, 2016 and June 30, 2015, respectively. The decrease in cash flows provided by operating activities was primarily due to an increase in payments for working capital items partially offset by an increase in landlord contributions.

Cash Flows from Investing Activities

Cash flows used in investing activities, as reflected in the Consolidated Statements of Cash Flows, were $127,998,000 and $144,260,000, during the six months ended June 30, 2016 and June 30, 2015, respectively. Cash outflows from investing activities include capital expenditures of $140,325,000 and $143,757,000 during the six months ended June 30, 2016 and June 30, 2015, respectively. Our capital expenditures primarily consisted of strategic growth initiatives and remodels, capital improvements to existing locations in our theatre circuit, and technology upgrades. We expect that our gross cash outflows for capital expenditures will be approximately $400,000,000 to $420,000,000 for 2016, before giving effect to expected landlord contributions of approximately $120,000,000 to $130,000,000, resulting in a net cash outlay of approximately $280,000,000 to $290,000,000.

During the six months ended June 30, 2016 we received proceeds from the sale of our shares in RealD Inc. of $13,451,000 and proceeds from the sale of two Starplex divestiture theatres of $5,390,000. During the six months ended June 30, 2016 we made capital contributions to Open Road Films of $6,500,000.

We fund the costs of constructing, maintaining and remodeling our theatres through existing cash balances; cash generated from operations, landlord contributions, or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for the construction costs. We may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. See

Commitments and Contingencies below for additional discussion of the potential cash outflows due to our proposed acquisition activity and future sources of liquidity.

Cash Flows from Financing Activities

Cash flows used in financing activities, as reflected in the Consolidated Statements of Cash Flows, were $123,821,000 and $87,482,000 during the six months ended June 30, 2016 and June 30, 2015, respectively. Financing activities for the current period consisted of dividend payments and repayments of $75,000,000 related to our revolving Senior Secured Credit Facility and capital and financing lease obligations. On February 25, 2016, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on March 21, 2016 to stockholders of record on March 7, 2016. On April 27, 2016, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on June 20, 2016 to stockholders of record on June 6, 2016. We paid dividends and dividend equivalents of $39,442,000 during the six months ended June 30, 2016 and $39,301,000 during the six months ended June 30, 2015.

On June 5, 2015, we issued $600,000,000 aggregate principal amount of its Notes due 2025 and used the net proceeds to pay for the tender offer for the Notes due 2020, plus any accrued and unpaid interest and related transaction fees and expenses. The deferred financing costs paid related to the issuance of the Notes due 2025 were $11,009,000, during the six months ended June 30, 2015. We repaid principal and recorded premium related to approximately 96.9% of the Notes due 2020 during the six months ended June 30, 2015 of $626,114,000, comprised of $581,324,000 principal amount and $44,790,000 recorded premium. See Note 1—Basis of Presentation of the Notes to Consolidated Financial Statements in Item 1 of Part I for further information.

Investment in NCM LLC

We hold an investment of 17.4% in NCM LLC and 200,000 shares of NCM, Inc. accounted for under the equity method as of June 30, 2016. The estimated fair market value of our investment in NCM and NCM, Inc. was approximately $372,495,000, based upon the publically quoted price per share of NCM, Inc. on June 30, 2016 of $15.48 per share. We have little tax basis in these units, therefore the sale of all these units at June 30, 2016 would require us to report taxable income of approximately $454,883,000, including distributions received from NCM LLC that were previously deferred. Our investment in NCM LLC is a source of liquidity for us and we expect that any sales we may make of NCM LLC units would be made in such a manner to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

Commitments and Contingencies

We have commitments and contingencies for capital and financing leases, corporate borrowings, operating leases, capital related betterments and pension funding that were summarized in a table in our Annual Report on Form 10-K for the year ended December 31, 2015. Since December 31, 2015, material changes to the commitments and contingencies of the Company outside the ordinary course of business are discussed below.

On July 24, 2016, we, Congress Merger Subsidiary, Inc., our indirect wholly owned subsidiary, and Carmike entered into an amended and restated merger agreement, which amends and restates that certain Agreement and Plan of Merger, dated March 3, 2016, and pursuant to which we will acquire all of the outstanding shares of Carmike for either $33.06 in cash or 1.0819 shares of Class A common stock, at the election of the Carmike stockholders, and subject to a customary proration mechanism to achieve an aggregate consideration mix of 70% cash and 30% in shares of our Class A common stock. We have entered into a debt financing commitment letter in connection with the amended and restated merger agreement which provides senior secured incremental term loans in an aggregate amount of up to $225,000,000 and a senior subordinated bridge loan in an aggregate amount of up to $300,000,000 to fund the acquisition. There can be no assurance that we will be successful in completing the debt financing on favorable terms as it involves matters outside of our control. The merger is subject to customary closing conditions, including regulatory approval and approval by Carmike’s shareholders.

On July 12, 2016, we entered into a definitive agreement to acquire the equity of Odeon and UCI Cinemas Holdings Limited (“Odeon”) from private equity firm Terra Firma comprised of £500,000,000 ($661,850,000) for the equity, 75% in cash and 25% in stock consideration, subject to lock-ups, and the payment of approximately £14,000,000 ($18,452,000) in employee incentive costs based on the GBP/USD exchange rate of 1.32 on July 12, 2016. We have entered into a debt financing commitment letter in connection with this definitive agreement which provides senior secured incremental term loans in an aggregate amount of up to $525,000,000 and a senior subordinated bridge loan in an aggregate amount of up to $800,000,000 to fund the acquisition. There can be no assurance that we will be successful in completing the debt financing on favorable terms as it involves matters outside of our control. The acquisition is subject to European Commission approval.

Odeon operates 242 theatres and 2,236 screens in 7 countries (UK, Ireland, Italy, Spain, Austria, Portugal, and Germany).

New Accounting Pronouncements

See Note 11—New Accounting Pronouncements of the Notes to our Consolidated Financial Statements in Item 1 of Part I for further information regarding recently issued accounting standards.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks.

Market risk on variable‑rate financial instruments.  At June 30, 2016, we maintained a Senior Secured Credit Facility comprised of a $150,000,000 revolving credit facility and $900,000,000 of Senior Secured Term Loans due 2022. The Senior Secured Credit Facility provides for borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR, with a minimum base rate of 1.75% and a minimum rate for LIBOR borrowings of 0.75%. The rate in effect at June 30, 2016 for the outstanding Senior Secured Term Loan due 2022 was a LIBOR-based rate of 4.00% per annum. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At June 30, 2016, we had no variable-rate borrowings under our revolving credit facility and had an aggregate principal balance of $876,222,000 outstanding under the Senior Secured Term Loan due 2022. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $4,488,000 during the six months ended June 30, 2016.

Market risk on fixed‑rate financial instruments.  Included in long-term corporate borrowings at June 30, 2016 were principal amounts of $600,000,000 of our Notes due 2025 and $375,000,000 of our Notes due 2022. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2025 and Notes due 2022 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2025 and Notes due 2022.

Item 4.  Controls and Procedures.

(a)Evaluation of disclosure controls and procedures.

The Company maintains a set of disclosure controls and procedures designed to ensure that material information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that material information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated these disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures were effective.

(b)Changes in internal controls.

There has been no change in our internal control over financial reporting during our most recent calendar quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Note 10-Commitments and Contingencies of the Notes to the Company’s Consolidated Financial Statements contained elsewhere in this quarterly report on Form 10‑Q for information on certain litigation to which we are a party.

Item 1A.  Risk Factors

Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015. Apart from the below, there have been no material changes in our risk factors from those previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

We may encounter unforeseen challenges with respect to our pending Odeon acquisition.

The success of our pending Odeon acquisition is dependent upon our ability to operate a business in markets where we have limited experience and many items out of our control including: the United Kingdom’s exit from the European Union, obtaining regulatory approval, including the risk that any approval may be on terms or subject to conditions that are not anticipated and other business effects including the effects of industry, market, economic, political or regulatory conditions and future exchange or interest rates.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1

Share Purchase Agreement dated as of July 12, 2016, by and among AMC Entertainment Holdings, Inc., AMC (UK) Acquisition Limited,  Monterey Capital III S.A.R.L., Odeon and UCI Cinemas Holdings Limited, Odeon and UCI Cinemas Group Limited and certain Management Shareholders. (incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K (File No. 1 - 33892) filed on July 13, 2016).

2.2

Amended and Restated Agreement and Plan of Merger dated as of July 24, 2016, by and among AMC Entertainment Holdings, Inc., Congress Merger Subsidiary, Inc., and Carmike Cinemas, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K (File No. 1 - 33892) filed on July 25, 2016).

10.1

Debt Commitment Letter dated July 12, 2016, by and among AMC Entertainment Inc. and Citigroup Global Markets, Inc. (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (File No. 1 - 33892) filed on July 13, 2016).

10.2

Second Amended and Restated Debt Commitment Letter July 24, 2016, by and among AMC Entertainment Holdings, Inc. and Citigroup Global Markets, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank PLC, Credit Suisse AG, Cayman Islands Branch, Credit Suisse Securities (USA) LLC, and HSBC Bank USA, N.A. (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K (File No. 1 - 33892) filed on July 25, 2016).

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

AMC ENTERTAINMENT HOLDINGS, INC.

Date: August 1, 2016	/s/ ADAM M. ARON
Adam M. Aron
Chief Executive Officer, Director and President

Date: August 1, 2016	/s/ CRAIG R. RAMSEY
Craig R. Ramsey
Executive Vice President and Chief Financial Officer

Exhibits

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1

Share Purchase Agreement dated as of July 12, 2016, by and among AMC Entertainment Holdings, Inc., AMC (UK) Acquisition Limited,  Monterey Capital III S.A.R.L., Odeon and UCI Cinemas Holdings Limited, Odeon and UCI Cinemas Group Limited and certain Management Shareholders. (incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K (File No. 1 - 33892) filed on July 13, 2016).

2.2

Amended and Restated Agreement and Plan of Merger dated as of July 24, 2016, by and among AMC Entertainment Holdings, Inc., Congress Merger Subsidiary, Inc., and Carmike Cinemas, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K (File No. 1 - 33892) filed on July 25, 2016).

10.1

Debt Commitment Letter dated July 12, 2016, by and among AMC Entertainment Inc. and Citigroup Global Markets, Inc. (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (File No. 1 - 33892) filed on July 13, 2016).

10.2

Second Amended and Restated Debt Commitment Letter July 24, 2016, by and among AMC Entertainment Holdings, Inc. and Citigroup Global Markets, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank PLC, Credit Suisse AG, Cayman Islands Branch, Credit Suisse Securities (USA) LLC, and HSBC Bank USA, N.A. (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K (File No. 1 - 33892) filed on July 25, 2016).

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