Form 10-Q
period 2016-09-30
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2016-11-09
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of shares outstanding as of October 24, 2016
Class A common stock Class B common stock	21,613,532 75,826,927

AMC ENTERTAINMENT HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(unaudited)		(unaudited)
Revenues
Admissions	$496,729	$441,262	$1,460,537	$1,393,338
Food and beverage	248,889	216,764	736,587	667,804
Other theatre	34,153	30,814	112,626	101,901
Total revenues	779,771	688,840	2,309,750	2,163,043
Operating costs and expenses
Film exhibition costs	259,069	233,390	784,363	751,894
Food and beverage costs	33,949	31,080	102,014	95,395
Operating expense	211,554	195,505	613,893	588,177
Rent	121,904	115,861	369,307	348,804
General and administrative:
Merger, acquisition and transaction costs	4,961	751	15,113	2,590
Other	19,785	18,706	58,935	41,384
Depreciation and amortization	63,025	58,008	185,746	173,034
Operating costs and expenses	714,247	653,301	2,129,371	2,001,278
Operating income	65,524	35,539	180,379	161,765
Other expense (income):
Other expense (income)	79	—	(5)	9,273
Interest expense:
Corporate borrowings	24,679	22,682	74,434	73,478
Capital and financing lease obligations	2,099	2,286	6,441	6,990
Equity in earnings of non-consolidated entities	(12,030)	(10,850)	(28,143)	(21,536)
Investment expense (income)	176	163	(9,602)	(5,039)
Total other expense	15,003	14,281	43,125	63,166
Earnings before income taxes	50,521	21,258	137,254	98,599
Income tax provision	20,085	9,080	54,560	36,360
Net earnings	$30,436	$12,178	$82,694	$62,239
Earnings per share:
Basic	$0.31	$0.12	$0.84	$0.64
Diluted	$0.31	$0.12	$0.84	$0.63
Average shares outstanding:
Basic	98,194	97,978	98,196	97,959
Diluted	98,284	98,073	98,211	98,024
Dividends declared per basic and diluted common share	$0.20	$0.20	$0.60	$0.60

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(unaudited)		(Unaudited)
Net earnings	$30,436	$12,178	$82,694	$62,239
Unrealized foreign currency translation adjustment, net of tax	160	700	766	981
Pension and other benefit adjustments:
Net loss arising during the period, net of tax	—	—	—	(45)
Prior service credit arising during the period, net of tax	—	—	—	746
Amortization of net (gain) loss reclassified into general and administrative: other, net of tax	5	7	13	(1,686)
Amortization of prior service credit reclassified into general and administrative: other, net of tax	—	—	—	(1,762)
Curtailment gain reclassified into general and administrative: other, net of tax	—	—	—	(7,239)
Settlement gain reclassified into general and administrative: other, net of tax	—	—	—	(175)
Marketable securities:
Unrealized net holding gain (loss) arising during the period, net of tax	144	(2,311)	557	(1,868)
Realized net (gain) loss reclassified into investment income, net of tax	(1)	(5)	(1,783)	(154)
Equity method investees' cash flow hedge:
Unrealized net holding gain arising during the period, net of tax	80	(465)	(562)	(847)
Realized net loss reclassified into equity in earnings of non-consolidated entities, net of tax	86	112	275	351
Other comprehensive income (loss)	474	(1,962)	(734)	(11,698)
Total comprehensive income	$30,910	$10,216	$81,960	$50,541

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$46,312	$211,250
Receivables, net	57,741	105,509
Other current assets	91,574	97,608
Total current assets	195,627	414,367
Property, net	1,537,951	1,401,928
Intangible assets, net	231,179	237,376
Goodwill	2,410,713	2,406,691
Deferred tax asset	75,557	126,198
Other long-term assets	518,229	501,757
Total assets	$4,969,256	$5,088,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$261,447	$313,025
Accrued expenses and other liabilities	151,573	158,664
Deferred revenues and income	162,737	221,679
Current maturities of corporate borrowings and capital and financing lease obligations	19,400	18,786
Total current liabilities	595,157	712,154
Corporate borrowings	1,843,339	1,902,598
Capital and financing lease obligations	86,289	93,273
Exhibitor services agreement	363,833	377,599
Other long-term liabilities	513,857	462,626
Total liabilities	3,402,475	3,548,250
Commitments and contingencies
Class A common stock (temporary equity) ($.01 par value, 140,014 shares issued and 103,245 shares outstanding as of September 30, 2016; 167,211 shares issued and 130,442 shares outstanding as of December 31, 2015)	1,080	1,364
Stockholders’ equity:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 21,510,287 shares issued and outstanding as of September 30, 2016; 21,445,090 shares issued and outstanding as of December 31, 2015)	215	214
Class B common stock ($.01 par value, 75,826,927 shares authorized; 75,826,927 shares issued and outstanding as of September 30, 2016 and December 31, 2015)	758	758
Additional paid-in capital	1,187,244	1,182,923
Treasury stock (36,769 shares as of September 30, 2016 and December 31, 2015, at cost)	(680)	(680)
Accumulated other comprehensive income	2,070	2,804
Accumulated earnings	376,094	352,684
Total stockholders’ equity	1,565,701	1,538,703
Total liabilities and stockholders’ equity	$4,969,256	$5,088,317

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30, 2016	September 30, 2015
	(unaudited)
Cash flows from operating activities:
Net earnings	$82,694	$62,239
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	185,746	173,034
Amortization of net premium on corporate borrowings	174	674
Deferred income taxes	45,636	17,671
Theatre and other closure expense	3,576	3,911
Loss (gain) on dispositions	(2,658)	281
Stock-based compensation	4,509	9,377
Equity in earnings and losses from non-consolidated entities, net of distributions	(13,689)	(2,561)
Landlord contributions	77,348	43,224
Deferred rent	(23,452)	(18,272)
Net periodic benefit credit	597	(18,089)
Change in assets and liabilities, excluding acquisitions:
Receivables	51,723	52,532
Other assets	303	205
Accounts payable	(116,950)	(69,844)
Accrued expenses and other liabilities	(87,227)	(42,277)
Other, net	3,004	(2,880)
Net cash provided by operating activities	211,334	209,225
Cash flows from investing activities:
Capital expenditures	(256,599)	(215,574)
Acquisition of Starplex Cinemas, net of cash acquired	681	—
Investments in non-consolidated entities, net	(10,480)	(958)
Proceeds from disposition of long-term assets	19,365	604
Other, net	(1,252)	(1,158)
Net cash used in investing activities	(248,285)	(217,086)
Cash flows from financing activities:
Proceeds from issuance of Senior Subordinated Notes due 2025	—	600,000
Payments under revolver credit facility, net of borrowings	(55,000)	—
Repurchase of Senior Subordinated Notes due 2020	—	(626,114)
Cash used to pay dividends	(59,081)	(59,012)
Deferred financing costs	(821)	(11,978)
Principal payments under capital and financing lease obligations	(6,370)	(5,811)
Principal payments under Term Loan	(6,605)	(5,813)
Principal amount of coupon payment under Senior Subordinated Notes due 2020	—	(3,357)
Net cash used in financing activities	(127,877)	(112,085)
Effect of exchange rate changes on cash and equivalents	(110)	(321)
Net decrease in cash and equivalents	(164,938)	(120,267)
Cash and equivalents at beginning of period	211,250	218,206
Cash and equivalents at end of period	$46,312	$97,939
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $142 and $122)	$67,873	$76,301
Income taxes paid (refunded), net	4,592	(1,028)
Schedule of non-cash operating and investing activities:
Investment in NCM (See Note 3-Investments)	$—	$6,812

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

As of September 30, 2016, Wanda owned approximately 77.82% of Holdings’ outstanding common stock and 91.32% of the combined voting power of Holdings’ outstanding common stock and has the power to control Holdings’ affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), entering into mergers, sales of substantially all of the Company’s assets and other extraordinary transactions.

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

Principles of Consolidation:  The accompanying unaudited consolidated financial statements include the accounts of Holdings and all subsidiaries, as discussed above, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2015. The accompanying consolidated balance sheet as of December 31, 2015, which was derived from audited financial statements, and the unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company’s financial position and results of operations. All significant intercompany balances and transactions have been eliminated in consolidation. There are no noncontrolling (minority) interests in the Company’s consolidated subsidiaries; consequently, all of its stockholders’ equity, net earnings and total comprehensive income for the periods presented are attributable to controlling interests. Due to the seasonal nature of the Company’s business, results for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2016. The Company manages its business under one reportable segment called Theatrical Exhibition.

Other Expense (income):  The following table sets forth the components of other expense:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Loss on redemption of 9.75% Senior Subordinated Notes due 2020	$—	$—	$—	$9,273
Other	79	—	(5)	—
Other expense (income)	$79	$—	$(5)	$9,273

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

During the nine months ended September 30, 2016, the Company early adopted the provisions of ASU No. 2016-09, Compensation – Stock Compensation Improvements to Employee Share-Based Payment Accounting as of the beginning of 2016. The effect of adopting ASU 2016-09 is reflected in Stockholders’ Equity in the Consolidated Balance Sheets on a modified retrospective basis through a cumulative-effect adjustment. This guidance simplifies several aspects of the accounting for share-based payment awards to employees including accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. As permitted under ASU 2016-09, the Company has elected to account for forfeitures in compensation cost when they occur. A summary of the changes made to the Consolidated Balance Sheets at December 31, 2015, is included in the following table:

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

The acquisition is being treated as a purchase in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management’s judgment after evaluating several factors, including bid prices from potential buyers and a preliminary valuation assessment. The allocation of purchase price is preliminary and subject to changes as an appraisal of both tangible and intangible assets and liabilities is finalized, working capital and other purchase price adjustments are completed and additional information regarding the tax bases of assets and liabilities becomes available. The following is a summary of a preliminary allocation of the purchase price:

(In thousands)	December 31, 2015	Changes	September 30, 2016
Cash	$2,119	$400	$2,519
Receivables	2,001	(140)	1,861
Other current assets	4,806	(178)	4,628
Property (1)	50,810	1,329	52,139
Intangible assets (2)	21,080	400	21,480
Goodwill (3)	116,891	4,022	120,913
Other long-term assets	290	—	290
Accounts payable	(4,211)	—	(4,211)
Accrued expenses and other liabilities	(4,689)	(466)	(5,155)
Deferred revenues and income	(2,295)	(172)	(2,467)
Deferred tax liability	(10,610)	(5,476)	(16,086)
Other long-term liabilities (4)	(1,220)	—	(1,220)
Total estimated purchase price	$174,972	$(281)	$174,691

(1)	Amounts recorded for property include land, buildings, leasehold improvements, furniture, fixtures and equipment.

(2)	Amounts recorded for intangible assets includes favorable leases, a non‑compete agreement and trade name.

(3)	Amounts recorded for goodwill are generally not expected to be deductible for tax purposes.

(4)	Amounts recorded for other long‑term liabilities consist of an unfavorable lease.

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

Activity of goodwill is presented below:

(In thousands)	Total
Balance as of December 31, 2015	$2,406,691
Adjustments to acquisition of Starplex Cinemas (see table above)	4,022
Balance as of September 30, 2016	$2,410,713

NOTE 3—INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the Consolidated Balance Sheets in other long-term assets. Investments in non-consolidated affiliates as of September 30, 2016, include a 17.40% interest in National CineMedia, LLC (“NCM” or “NCM LLC”), a 29% interest in Digital Cinema Implementation Partners, LLC (“DCIP”), a 15.45% interest in Digital Cinema Distribution Coalition, LLC (“DCDC”), a 50% interest in Open Road Releasing, LLC, operator of Open Road Films, LLC (“Open Road Films”), a 32% interest in AC JV, LLC (“AC JV”), owner of Fathom Events, and a 50% interest in two U.S. motion picture theatres and one IMAX screen. Indebtedness held by equity method investees is non-recourse to the Company.

RealD Inc. Common Stock.  The Company sold all of its 1,222,780 shares in RealD Inc. during the nine months ended September 30, 2016 and recognized a gain on sale of $3,008,000.

Equity in Earnings (Losses) of Non‑Consolidated Entities

Aggregated condensed financial information of the Company’s significant non-consolidated equity method investments is shown below:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues	$161,774	$154,838	$438,775	$433,831
Operating costs and expenses	110,924	99,850	321,447	341,178
Net earnings	$50,850	$54,988	$117,328	$92,653

The components of the Company’s recorded equity in earnings (losses) of non-consolidated entities are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
National CineMedia, LLC	$3,350	$4,431	$6,202	$3,360
Digital Cinema Implementation Partners, LLC	7,944	6,253	20,566	16,844
Open Road Releasing, LLC	—	—	—	(430)
AC JV, LLC	107	(243)	186	983
Other	629	409	1,189	779
The Company’s recorded equity in earnings	$12,030	$10,850	$28,143	$21,536

NCM Transactions.  As of September 30, 2016, the Company owns 23,862,988 common membership units, or a 17.40% interest, in NCM and 200,000 common shares of NCM, Inc. The estimated fair market value of the common units in NCM and the common stock investment in NCM, Inc. was approximately $354,207,000, based on the publically quoted price per share of NCM, Inc. on September 30, 2016 of $14.72 per share.

The Company recorded the following transactions with NCM:

	As of	As of
(In thousands)	September 30, 2016	December 31, 2015
Due from NCM for on-screen advertising revenue	$1,585	$2,406
Due to NCM for Exhibitor Services Agreement	763	1,226
Promissory note payable to NCM	5,555	5,555

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Other theatre revenues:
Net NCM screen advertising revenues	$10,441	$8,756	$31,123	$26,727
Operating expense:
NCM beverage advertising expense	1,532	1,321	4,516	6,836

The Company recorded the following changes in the carrying amount of its investment in NCM and equity in losses of NCM during the nine months ended September 30, 2016:

			Accumulated
		Exhibitor	Other
	Investment	Services	Comprehensive	Cash	Equity in	Advertising
(In thousands)	in NCM(1)	Agreement(2)	(Income)	Received	Earnings	(Revenue)
Ending balance at December 31, 2015	$327,471	$(377,599)	$(4,014)
Receipt of excess cash distributions	(13,703)	—	—	$13,703	$—	$—
Reclassify book value of NCM, Inc. shares	408	—	—	—	—	—
Amortization of deferred revenue	—	13,766	—	—	—	(13,766)
Equity in earnings and loss from amortization of basis difference (3)(4)	6,202	—	—	—	(6,202)	—
For the period ended or balance as of September 30, 2016	$320,378	$(363,833)	$(4,014)	$13,703	$(6,202)	$(13,766)

(1)	The following table represents AMC’s investment in common membership units including units received under the Common Unit Adjustment Agreement dated as of February 13, 2007:

	Common
	Membership Units
	Tranche 1	Tranche 2 (a)
Beginning balance at December 31, 2012	17,323,782	—
Additional units received in June 30, 2013	—	1,728,988
Additional units received in June 30, 2014	—	141,731
Additional units received in June 30, 2015	—	469,163
Additional units received in December 31, 2015	—	4,399,324
Units exchanged for NCM, Inc. shares in December 2015	—	(200,000)
Ending balance at September 30, 2016	17,323,782	6,539,206

(a)

The additional units received in June 2013, June 2014, June 2015 and December 2015 were measured at fair value (Level 1) using NCM, Inc.’s stock price of $15.22,  $15.08,  $14.52 and $15.75, respectively.

(2)

Represents the unamortized portion of the Exhibitor Services Agreement (“ESA”) with NCM. Such amounts are being amortized to other theatre revenues over the remainder of the 30 year term of the ESA ending in 2036, using a units‑of‑revenue method, as described in ASC 470‑10‑35 (formerly EITF 88‑18, Sales of Future Revenues).

(3)	Represents percentage ownership of NCM’s earnings on both Tranche 1 and Tranche 2 Investments.

(4)

Certain differences between the Company’s carrying value and the Company’s share of NCM’s membership equity have been identified and are amortized to equity in earnings over the respective lives of the assets and liabilities.

During the nine months ended September 30, 2016 and September 30, 2015, the Company received payments of $7,218,000 and $5,352,000, respectively, related to the NCM tax receivable agreement. The receipts are recorded in investment income, net of related amortization for the NCM tax receivable agreement intangible asset.

DCIP Transactions.  The Company pays equipment rent monthly and records the equipment rental expense on a straight‑line basis over 12 years.

The Company recorded the following transactions with DCIP:

	As of	As of
(In thousands)	September 30, 2016	December 31, 2015

Due from DCIP for equipment and warranty purchases	$1,943	$1,460
Deferred rent liability for digital projectors	8,495	8,725

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Operating expense:
Digital equipment rental expense	$1,375	$1,350	$3,839	$4,026

Open Road Films Transactions.  During the three and nine months ended September 30, 2016 and September 30, 2015, the Company continued to suspend equity method accounting for its investment in Open Road Films as the investment in Open Road Films had reached the Company’s remaining capital commitment. On April 1, 2016, the Company funded $3,000,000 of the capital commitment, on June 1, 2016, funded $1,750,000 of the capital commitment, on June 22, 2016, funded $1,750,000 of the capital commitment and on July 1, 2016, funded the remaining $3,500,000 of the capital commitment. The Company’s share of cumulative losses from Open Road Films in excess of the Company’s capital commitment was $34,122,000 as of September 30, 2016 and $14,422,000 as of December 31, 2015.

The Company recorded the following transactions with Open Road Films:

	As of	As of
(In thousands)	September 30, 2016	December 31, 2015
Due from Open Road Films	$4,394	$2,472
Film rent payable to Open Road Films	1,313	1,061

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Film exhibition costs:
Gross film exhibition cost on Open Road Films	$1,400	$660	$7,100	$4,100

AC JV Transactions.    The Company recorded the following transactions with AC JV:

	As of	As of
(In thousands)	September 30, 2016	December 31, 2015
Due from AC JV	$42	$109
Due to AC JV for Fathom Events programming	642	445

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Film exhibition costs:
Gross exhibition cost on Fathom Events programming	$2,058	$2,228	$5,781	$6,297

NOTE 4—STOCKHOLDERS’ EQUITY

Common Stock Rights and Privileges

The rights of the holders of Holdings’ Class A common stock and Holdings’ Class B common stock are identical, except with respect to voting and conversion applicable to the Class B common stock. Holders of Holdings’ Class A common stock are entitled to one vote per share and holders of Holdings’ Class B common stock are entitled to three votes per share. Holders of Class A common stock and Class B common stock will share ratably (based on the number of shares of common stock held) in any dividend declared by the board of directors, subject to any preferential rights of any outstanding preferred stock. The Class A common stock is not convertible into any other shares of Holdings’ capital stock. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. In addition, each share of Class B common stock shall convert automatically into one share of Class A common stock upon any transfer, whether or not for value, except for certain transfers described in Holdings’ certificate of incorporation.

Dividends

The following is a summary of dividends and dividend equivalents paid to stockholders during the nine months ended September 30, 2016:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In thousands)
February 25, 2016	March 7, 2016	March 21, 2016	0.20	$19,762
April 27, 2016	June 6, 2016	June 20, 2016	0.20	19,762
July 25, 2016	September 6, 2016	September 19, 2016	0.20	19,760

During the nine months ended September 30, 2016, the Company paid dividends and dividend equivalents of $59,081,000, decreased additional paid-in capital for 20,805 shares surrendered to pay payroll and income taxes by $472,000 and accrued $368,000 for the remaining unpaid dividends at September 30, 2016. The aggregate dividends paid for Class A common stock, Class B common stock, and dividend equivalents were approximately $12,968,000,  $45,496,000 and $617,000, respectively, during the nine months ended September 30, 2016.

Related Party Transaction

As of September 30, 2016 and December 31, 2015, the Company recorded a receivable due from Wanda of $483,000 and $141,000, respectively, for reimbursement of general administrative and other expense incurred on behalf of Wanda.

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

During the nine months ended September 30, 2016, a former employee who held 27,197 shares, relinquished his put right, therefore the related amount of $284,000 was reclassified to additional paid-in capital, a component of stockholders’ equity.

Stock‑Based Compensation

Holdings adopted a stock‑based compensation plan in December of 2013.

The Company recognized stock-based compensation expense of $1,705,000 and $2,199,000 within general and administrative: other during the three months ended September 30, 2016 and September 30, 2015, respectively, and $4,509,000 and $9,377,000 during the nine months ended September 30, 2016 and September 30, 2015, respectively. The Company’s financial statements reflect an increase to additional paid-in capital related to stock-based compensation of $4,509,000 during the nine months ended September 30, 2016. As of September 30, 2016, there was approximately $11,259,000 of total estimated unrecognized compensation cost, assuming attainment of the performance targets at 100%, related to stock-based compensation arrangements expected to be recognized during the remainder of calendar

2016, calendar 2017 and calendar 2018. The Company expects to recognize compensation cost of $1,713,000 during the remainder of calendar 2016 and $4,773,000 during each calendar 2017 and calendar 2018.

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan provides for grants of non‑qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units, stock awards, and cash performance awards. The maximum number of shares of Holdings’ common stock available for delivery pursuant to awards granted under the 2013 Equity Incentive Plan is 9,474,000 shares. At September 30, 2016, the aggregate number of shares of Holdings’ common stock remaining available for grant was 7,682,824 shares.

Awards Granted in 2016

During the nine months ended September 30, 2016, Holdings’ Board of Directors approved awards of stock, restricted stock units (“RSUs”), and performance stock units (“PSUs”) to certain of the Company’s employees and directors under the 2013 Equity Incentive Plan. The fair value of the stock at the grant dates of January 4, 2016, February 24, 2016 and March 1, 2016 was $23.17,  $22.55 and $24.88 per share, respectively, and was based on the closing price of Holdings’ stock.

The award agreements generally had the following features:

•

Stock Award:  On January 4, 2016, 4 members of Holdings’ Board of Directors were granted an award of 4,260 fully vested shares of Class A common stock each, and on February 24, 2016, 1 member of Holdings’ Board of Directors was granted an award of 4,302 fully vested shares of Class A common stock, for a total award of 21,342 shares. The Company recognized approximately $492,000 of expense in general and administrative: other expense during the nine months ended September 30, 2016, in connection with these share grants.

•

Restricted Stock Unit Awards:  On March 1, 2016, RSU awards of 145,739 units were granted to certain members of management. Each RSU represents the right to receive one share of Class A common stock at a future date. The RSUs vest over 3 years with 1/3 vesting on each of January 2, 2017, 2018 and 2019. The RSUs will be settled within 30 days of vesting. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs. The grant date fair value was $3,626,000 based on a stock price of $24.88 on March 1, 2016. The Company recognized approximately  $834,000 of expense in general and administrative: other expense during the nine months ended September 30, 2016, in connection with these awards.

On March 1, 2016, RSU awards of 135,981 units were granted to certain executive officers covered by Section 162(m) of the Internal Revenue Code. The RSUs will be forfeited if Holdings does not achieve a specified cash flow from operating activities target for each of the twelve months ending December 31, 2016, 2017 and 2018. The RSUs vest over 3 years with 1/3 vesting in each of 2017, 2018 and 2019 if cash flow from operating activities target is met. The vested RSUs will be settled within 30 days of vesting. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs. The grant date fair value was $3,383,000 based on the probable outcome of the performance targets and a stock price of $24.88 on March 1, 2016. The Company recognized expense for these awards of $789,000 in general and administrative: other expense, during the nine months ended September 30, 2016, based on current estimates that the performance condition for all years is expected to be achieved.

•

Performance Stock Unit Award: On March 1, 2016, PSU awards were granted to certain members of management and executive officers, with both a three year cumulative free cash flow and net income performance target condition and a service condition, covering a performance period beginning January 1, 2016 and ending on December 31, 2018. The PSUs will vest ratably based on a scale ranging from 80% to 120% of the performance target with the vested amount ranging from 30% to 150%. If the performance target is met at 100%, the PSU awards granted on March 1, 2016 will be 279,558 units. No PSUs will vest if Holdings does not achieve the three year cumulative free cash flow and net income minimum performance target or the participant’s service does not continue through the last day of the performance period. The vested PSUs will be settled within 30 days of vesting. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the PSUs began to accrue with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the PSUs. Assuming attainment of the performance target at 100%, the Company recognized expense for these awards of approximately $1,432,000 during the nine months ended September 30, 2016 and will recognize approximately $2,046,000 in general and administrative: other expense during the twelve months ending December 31, 2016. The grant date fair value was $7,009,000 based on the probable outcome of the performance conditions and a stock price of $24.88 on March 1, 2016.

•

Performance Stock Unit Transition Award:  In recognition of the shift from one year to three year performance periods for annual equity awards, on March 1, 2016, PSU transition awards were granted to certain members of management and executive officers, with both a 2016 free cash flow and net income performance target condition and a service condition, covering a performance period beginning January 1, 2016 and ending on December 31, 2016. The PSUs will vest ratably based on a scale ranging from 80% to 120% of the performance target with the vested amount ranging from 30% to 150%. If the performance target is met at 100%, the transition PSU awards granted on March 1, 2016 will be 54,094 units. No PSUs will vest if Holdings does not achieve the free cash flow or net income minimum performance target or the participant’s service does not continue through the last day of the performance period. The vested PSUs will be settled within 30 days of vesting. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the PSUs began to accrue with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the PSUs. Assuming attainment of the performance target at 100%, the Company recognized $942,000 during the nine months ended September 30, 2016 and will recognize expense for these awards of approximately $1,346,000 in general and administrative: other expense during the twelve months ending December 31, 2016. The grant date fair value was $1,360,000 based on the probable outcome of the performance condition and a stock price of $24.88 on March 1, 2016.

The following table represents the nonvested RSU and PSU activity for the nine months ended September 30, 2016:

		Weighted
		Average
	Shares of RSU	Grant Date
	and PSU	Fair Value
Beginning balance at January 1, 2016	19,226	$29.59
Granted(1)	618,092	24.88
Vested	(19,226)	29.59
Forfeited	(4,882)	24.88
Nonvested at September 30, 2016	613,210	$24.88

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

The effective tax rate based on the projected annual taxable income for the year ending December 31, 2016 is 39.75%. The effective tax rate for the nine months ended September 30, 2016 and September 30, 2015 was 39.75% and 36.9%, respectively. The Company’s tax rate for the nine months ended September 30, 2016 differs from the statutory tax rate primarily due to state income taxes and permanent items. During the three months ended June 30, 2015, the Company received a favorable state ruling that resulted in a reduction of uncertain tax positions and as a result, the Company recorded a net discrete tax benefit of approximately $2,900,000.  During the three months ended September 30, 2015, the Company received a notice of proposed adjustment from the Internal Revenue Service based upon its ongoing review of the Company's tax return for the fiscal period ended March 29, 2012. As a result of this notification, the Company recorded a net discrete tax provision of $1,900,000 for interest on the proposed adjustment ($1,200,000 net of tax), reinstated approximately $17,700,000 of deferred tax assets and recorded current interest and taxes payable of $19,600,000. The Company has also calculated additional estimated New Jersey tax liability of approximately $694,000 resulting from the proposed adjustment. The net impact of these discrete items reduced the Company's projected annual effective rate for the year to 37.9% and the actual rate for the nine months ended September 30, 2015 to 36.9%.

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

Recurring Fair Value Measurements.  The following table summarizes the fair value hierarchy of the Company’s financial assets carried at fair value on a recurring basis as of September 30, 2016:

		Fair Value Measurements at September 30, 2016 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In thousands)	September 30, 2016 (1)	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Money market mutual funds	$581	$581	$—	$—
Equity securities, available-for-sale:
Mutual fund large U.S. equity	2,094	2,094	—	—
Mutual fund small/mid U.S. equity	2,733	2,733	—	—
Mutual fund international	677	677	—	—
Mutual fund balanced	512	512	—	—
Mutual fund fixed income	987	987	—	—
Total assets at fair value	$7,584	$7,584	$—	$—

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

Other Fair Value Measurement Disclosures.  The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at September 30, 2016 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In thousands)	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$10,195	$—	$8,944	$1,389
Corporate borrowings	1,843,339	—	1,884,297	4,166

Valuation Technique.  Quoted market prices and observable market based inputs were used to estimate fair value for Level 2 inputs. The Level 3 fair value measurement represents the transaction price of the corporate borrowings under market conditions.

NOTE 7—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

A rollforward of reserves for theatre and other closure and disposition of assets is as follows:

	Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2015
Beginning balance	$42,973	$52,835
Theatre and other closure expense	3,576	3,911
Transfer of assets and liabilities	—	—
Foreign currency translation adjustment	(761)	(1,918)
Cash payments	(8,912)	(9,274)
Ending balance	$36,876	$45,554

In the accompanying Consolidated Balance Sheets, as of September 30, 2016, the current portion of the ending balance totaling $8,079,000 is included with accrued expenses and other liabilities and the long-term portion of the ending balance totaling $28,797,000 is included with other long-term liabilities. Theatre and other closure reserves for leases that have not been terminated were recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

During the three months ended September 30, 2016 and the three months ended September 30, 2015, the Company recognized theatre and other closure expense of $951,000 and $1,600,000, respectively, and during the nine months ended September 30, 2016 and the nine months ended September 30, 2015, the Company recognized theatre and other closure expense of $3,576,000 and  $3,911,000, respectively. Theatre and other closure expense included the accretion on previously closed properties with remaining lease obligations.

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the change in accumulated other comprehensive income by component:

			Unrealized Net	Unrealized Net
			Gain from	Gains from Equity
	Foreign	Pension and	Marketables	Method Investees’
(In thousands)	Currency	Other Benefits	Securities	Cash Flow Hedge	Total
Balance, December 31, 2015	$2,101	$(3,289)	$1,465	$2,527	$2,804
Other comprehensive income (loss) before reclassifications	766	13	557	(562)	774
Amounts reclassified from accumulated other comprehensive income	—	—	(1,783)	275	(1,508)
Other comprehensive income (loss)	766	13	(1,226)	(287)	(734)
Balance, September 30, 2016	$2,867	$(3,276)	$239	$2,240	$2,070

			Unrealized Net	Unrealized Net
		Pension and	Gain from	Gain from Equity
	Foreign	Other	Marketables	Method Investees’
(In thousands)	Currency	Benefits (1)	Securities	Cash Flow Hedge	Total
Balance, December 31, 2014	$729	$6,675	$2,677	$2,763	$12,844
Other comprehensive income (loss) before reclassifications	981	701	(1,868)	(847)	(1,033)
Amounts reclassified from accumulated other comprehensive income	—	(10,862)	(154)	351	(10,665)
Other comprehensive income (loss)	981	(10,161)	(2,022)	(496)	(11,698)
Balance, September 30, 2015	$1,710	$(3,486)	$655	$2,267	$1,146

(1)	See Note 9—Employee Benefit Plans for further information regarding pre-tax amounts reclassified from accumulated other comprehensive income.

The tax effects allocated to each component of other comprehensive income (loss) during the three months ended September 30, 2016 and the three months ended September 30, 2015 is as follows:

	Three Months Ended
	September 30, 2016			September 30, 2015
		Tax			Tax
	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax
(In thousands)	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized foreign currency translation adjustment	$261	$(101)	$160	$1,147	$(447)	$700
Pension and other benefit adjustments:
Net loss arising during the period	—	—	—	12	(5)	7
Amortization of net loss reclassified into general and administrative: other	7	(2)	5	—	—	—
Marketable securities:
Unrealized net holding gain (loss) arising during the period	237	(93)	144	(3,788)	1,477	(2,311)
Realized net gain reclassified into investment expense (income)	(2)	1	(1)	(7)	2	(5)
Equity method investees' cash flow hedge:
Unrealized net holding loss arising during the period	131	(51)	80	(763)	298	(465)
Realized net loss reclassified into equity in earnings of non-consolidated entities	141	(55)	86	184	(72)	112
Other comprehensive income (loss)	$775	$(301)	$474	$(3,215)	$1,253	$(1,962)

The tax effects allocated to each component of other comprehensive income (loss) during the nine months ended September 30, 2016 and the nine months ended September 30, 2015 is as follows:

	Nine Months Ended
	September 30, 2016			September 30, 2015
		Tax			Tax
	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax
(In thousands)	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized foreign currency translation adjustment	$1,255	$(489)	$766	$1,608	$(627)	$981
Pension and other benefit adjustments:
Net loss arising during the period	—	—	—	(73)	28	(45)
Prior service credit arising during the period	—	—	—	1,223	(477)	746
Amortization of net (gain) loss reclassified into general and administrative: other	21	(8)	13	(2,763)	1,077	(1,686)
Amortization of prior service credit reclassified into general and administrative: other	—	—	—	(2,888)	1,126	(1,762)
Curtailment gain reclassified into general and administrative: other	—	—	—	(11,867)	4,628	(7,239)
Settlement gain reclassified into general and administrative: other	—	—	—	(288)	113	(175)
Marketable securities:
Unrealized net holding gain (loss) arising during the period	913	(356)	557	(3,062)	1,194	(1,868)
Realized net gain reclassified into investment expense (income)	(2,923)	1,140	(1,783)	(252)	98	(154)
Equity method investees' cash flow hedge:
Unrealized net holding loss arising during the period	(922)	360	(562)	(1,389)	542	(847)
Realized net loss reclassified into equity in earnings of non-consolidated entities	451	(176)	275	576	(225)	351
Other comprehensive income (loss)	$(1,205)	$471	$(734)	$(19,175)	$7,477	$(11,698)

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

On January 12, 2015, the Compensation Committee and all of the Board of Directors of AMC Entertainment Holdings, Inc. adopted resolutions to terminate the AMC Postretirement Medical Plan with an effective date of March 31, 2015. During the three months ended March 31, 2015, the Company notified eligible associates that their retiree medical coverage under the plan would terminate after March 31, 2015. Payments to eligible associates were approximately $4,300,000 during the nine months ended September 30, 2015. The Company recorded net periodic benefit credits including curtailment gains, settlement gains, amortization of unrecognized prior service credits and amortization of actuarial gains recorded in accumulated other comprehensive income related to the termination and settlement of the plan during the nine months ended September 30, 2015, as further described in the table below.

Net periodic benefit cost (credit) recognized for the plans in general and administrative: other during the three months ended September 30, 2016 and the three months ended September 30, 2015 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	1,081	1,069	—	—
Expected return on plan assets	(889)	(1,167)	—	—
Amortization of net (gain) loss	7	12	—	—
Net periodic benefit cost (credit)	$199	$(86)	$—	$—

The net periodic benefit cost (credit) recognized for the plans in general and administrative: other during the nine months ended September 30, 2016 and the nine months ended September 30, 2015 consisted of the following:

	Pension Benefits		Other Benefits
(In thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$2
Interest cost	3,243	3,208	—	7
Expected return on plan assets	(2,667)	(3,500)	—	—
Amortization of net (gain) loss	21	34	—	(2,797)
Amortization of prior service credit	—	—	—	(2,888)
Curtailment gain	—	—	—	(11,867)
Settlement(gain) loss	—	287	—	(575)
Net periodic benefit cost (credit)	$597	$29	$—	$(18,118)

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

On July 12, 2016, the Company entered into a definitive agreement to acquire the equity of Odeon and UCI Cinemas Holdings Limited (“Odeon”) from private equity firm Terra Firma for a total consideration of (i) cash in the amount of GBP £375.0 million ($460.8 million), (ii) shares of AMC Class A common stock valued at GBP £125.0 million ($153.6 million) and (iii) the repayment of indebtedness of approximately GBP £478.6 million ($588.1 million) as of October 19, 2016. The US Dollar amounts set forth in the preceding sentence assume a Euro/USD exchange rate of 1.0973 and a GBP/USD exchange rate of 1.2289 as of October 19, 2016. Odeon is a leading European cinema operator with 242 cinemas and 2,236 screens. Odeon operates in four major markets: the United Kingdom, Spain, Italy and Germany; and three smaller markets: Austria, Portugal, and Ireland. The Company has entered into a debt financing commitment letter in connection with the definitive agreement to acquire Odeon, which provides senior secured incremental term loans in an aggregate amount of up to $525,000,000 and a senior subordinated bridge loan in an aggregate amount of up to $800,000,000 to fund the acquisition. The closing of the acquisition is subject to clearance by the European Commission and the UK Competition and Markets Authority.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Numerator:
Net earnings	$30,436	$12,178	$82,694	$62,239
Denominator (shares in thousands):
Weighted average shares for basic earnings per common share	98,194	97,978	98,196	97,959
Common equivalent shares for RSUs and PSUs	90	95	15	65
Shares for diluted earnings per common share	98,284	98,073	98,211	98,024
Basic earnings per common share	$0.31	$0.12	$0.84	$0.64
Diluted earnings per common share	$0.31	$0.12	$0.84	$0.63

Vested RSUs and PSU’s have dividend rights identical to the Company’s Class A and Class B common stock and are treated as outstanding shares for purposes of computing basic and diluted earnings per share. Certain unvested RSUs and unvested PSUs are subject to performance conditions and are included in diluted earnings per share, if dilutive, using the treasury stock method based on the number of shares, if any, that would be issuable under the terms of the Company’s 2013 Equity Incentive Plan (“Plan”) if the end of the reporting period were the end of the contingency period. During the three and nine months ended September 30, 2016 unvested PSU’s of 100,096 at the minimum performance target were not included in the computation of diluted earnings per share since the shares would not be issuable under the terms of the Plan, if the end of the reporting period were the end of the contingency period.

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

Three months ended September 30, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$495,728	$1,001	$—	$496,729
Food and beverage	—	248,448	441	—	248,889
Other theatre	—	34,081	72	—	34,153
Total revenues	—	778,257	1,514	—	779,771
Operating costs and expenses
Film exhibition costs	—	258,603	466	—	259,069
Food and beverage costs	—	33,854	95	—	33,949
Operating expense	—	210,802	752	—	211,554
Rent	—	121,476	428	—	121,904
General and administrative:
Merger, acquisition and transaction costs	—	4,961	—	—	4,961
Other	—	19,783	2	—	19,785
Depreciation and amortization	—	63,021	4	—	63,025
Operating costs and expenses	—	712,500	1,747	—	714,247
Operating income (loss)	—	65,757	(233)	—	65,524
Other expense (income):
Equity in net (earnings) loss of subsidiaries	(28,287)	193	—	28,094	—
Other expense (income)	—	79	—	—	79
Interest expense:
Corporate borrowings	24,649	26,868	—	(26,838)	24,679
Capital and financing lease obligations	—	2,099	—	—	2,099
Equity in earnings of non-consolidated entities	—	(12,030)	—	—	(12,030)
Investment income	(26,798)	176	(40)	26,838	176
Total other expense (income)	(30,436)	17,385	(40)	28,094	15,003
Earnings (loss) before income taxes	30,436	48,372	(193)	(28,094)	50,521
Income tax provision	—	20,085	—	—	20,085
Net earnings (loss)	$30,436	$28,287	$(193)	$(28,094)	$30,436

Three months ended September 30, 2015:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$440,280	$982	$—	$441,262
Food and beverage	—	216,319	445	—	216,764
Other theatre	—	30,713	101	—	30,814
Total revenues	—	687,312	1,528	—	688,840
Operating costs and expenses
Film exhibition costs	—	232,920	470	—	233,390
Food and beverage costs	—	30,986	94	—	31,080
Operating expense	1	194,583	921	—	195,505
Rent	—	115,356	505	—	115,861
General and administrative:
Merger, acquisition and transaction costs	—	751	—	—	751
Other	—	18,704	2	—	18,706
Depreciation and amortization	—	57,996	12	—	58,008
Operating costs and expenses	1	651,296	2,004	—	653,301
Operating income (loss)	(1)	36,016	(476)	—	35,539
Other expense (income):
Equity in net (earnings) loss of subsidiaries	(9,881)	476	—	9,405	—
Other expense (income)	—	—	—	—	—
Interest expense:
Corporate borrowings	22,626	30,002	—	(29,946)	22,682
Capital and financing lease obligations	—	2,286	—	—	2,286
Equity in earnings of non-consolidated entities	—	(10,850)	—	—	(10,850)
Investment income	(24,924)	(4,859)	—	29,946	163
Total other expense (income)	(12,179)	17,055	—	9,405	14,281
Earnings (loss) before income taxes	12,178	18,961	(476)	(9,405)	21,258
Income tax provision	—	9,080	—	—	9,080
Net earnings (loss)	$12,178	$9,881	$(476)	$(9,405)	$12,178

Nine months ended September 30, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$1,457,478	$3,059	$—	$1,460,537
Food and beverage	—	735,241	1,346	—	736,587
Other theatre	—	112,259	367	—	112,626
Total revenues	—	2,304,978	4,772	—	2,309,750
Operating costs and expenses
Film exhibition costs	—	782,900	1,463	—	784,363
Food and beverage costs	—	101,738	276	—	102,014
Operating expense	—	611,430	2,463	—	613,893
Rent	—	367,919	1,388	—	369,307
General and administrative:
Merger, acquisition and transaction costs	—	15,113	—	—	15,113
Other	—	58,933	2	—	58,935
Depreciation and amortization	—	185,720	26	—	185,746
Operating costs and expenses	—	2,123,753	5,618	—	2,129,371
Operating income (loss)	—	181,225	(846)	—	180,379
Other expense (income):
Equity in net (earnings) loss of subsidiaries	(76,509)	398	—	76,111	—
Other expense (income)	—	(5)	—	—	(5)
Interest expense:
Corporate borrowings	74,339	86,064	—	(85,969)	74,434
Capital and financing lease obligations	—	6,441	—	—	6,441
Equity in earnings of non-consolidated entities	—	(28,143)	—	—	(28,143)
Investment income	(80,524)	(14,599)	(448)	85,969	(9,602)
Total other expense (income)	(82,694)	50,156	(448)	76,111	43,125
Earnings (loss) before income taxes	82,694	131,069	(398)	(76,111)	137,254
Income tax provision	—	54,560	—	—	54,560
Net earnings (loss)	$82,694	$76,509	$(398)	$(76,111)	$82,694

Nine months ended September 30, 2015:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$1,390,126	$3,212	$—	$1,393,338
Food and beverage	—	666,398	1,406	—	667,804
Other theatre	—	101,538	363	—	101,901
Total revenues	—	2,158,062	4,981	—	2,163,043
Operating costs and expenses
Film exhibition costs	—	750,368	1,526	—	751,894
Food and beverage costs	—	95,097	298	—	95,395
Operating expense	75	585,430	2,672	—	588,177
Rent	—	347,364	1,440	—	348,804
General and administrative:
Merger, acquisition and transaction costs	—	2,590	—	—	2,590
Other	—	41,381	3	—	41,384
Depreciation and amortization	—	172,984	50	—	173,034
Operating costs and expenses	75	1,995,214	5,989	—	2,001,278
Operating income (loss)	(75)	162,848	(1,008)	—	161,765
Other expense (income):
Equity in net (earnings) loss of subsidiaries	(54,014)	937	—	53,077	—
Other expense (income)	—	9,273	—	—	9,273
Interest expense:
Corporate borrowings	73,836	98,472	—	(98,830)	73,478
Capital and financing lease obligations	—	6,990	—	—	6,990
Equity in earnings of non-consolidated entities	—	(21,536)	—	—	(21,536)
Investment income	(82,136)	(21,662)	(71)	98,830	(5,039)
Total other expense (income)	(62,314)	72,474	(71)	53,077	63,166
Earnings (loss) before income taxes	62,239	90,374	(937)	(53,077)	98,599
Income tax provision (benefit)	—	36,360	—	—	36,360
Net earnings (loss)	$62,239	$54,014	$(937)	$(53,077)	$62,239

Three months ended September 30, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$30,436	$28,287	$(193)	$(28,094)	$30,436
Equity in other comprehensive income (loss) of subsidiaries	474	129	—	(603)	—
Unrealized foreign currency translation adjustment, net of tax	—	31	129	—	160
Pension and other benefit adjustments:					—
Amortization of net loss reclassified into general and administrative: others, net of tax	—	5	—	—	5
Marketable securities:					—
Unrealized holding gain arising during the period, net of tax	—	144	—	—	144
Realized net gain reclassified to net investment income, net of tax	—	(1)	—	—	(1)
Equity method investees’ cash flow hedge:					—
Unrealized net holding loss arising during the period, net of tax	—	80	—	—	80
Realized net holding loss reclassified to equity in earnings of non-consolidated entities, net of tax	—	86	—	—	86
Other comprehensive income (loss)	474	474	129	(603)	474
Total comprehensive income	$30,910	$28,761	$(64)	$(28,697)	$30,910

Three months ended September 30, 2015:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$12,178	$9,881	$(476)	$(9,405)	$12,178
Equity in other comprehensive income (loss) of subsidiaries	(1,962)	403	—	1,559	—
Unrealized foreign currency translation adjustment, net of tax	—	297	403	—	700
Pension and other benefit adjustments:
Amortization of net loss reclassified into general and administrative: others, net of tax	—	7	—	—	7
Marketable securities:
Unrealized holding gain arising during the period, net of tax	—	(2,311)	—	—	(2,311)
Realized net gain reclassified to net investment income, net of tax	—	(5)	—	—	(5)
Equity method investees’ cash flow hedge:
Unrealized net holding loss arising during the period, net of tax	—	(465)	—	—	(465)
Realized net holding loss reclassified to equity in earnings of non-consolidated entities, net of tax	—	112	—	—	112
Other comprehensive income (loss)	(1,962)	(1,962)	403	1,559	(1,962)
Total comprehensive income (loss)	$10,216	$7,919	$(73)	$(7,846)	$10,216

Nine months ended September 30, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$82,694	$76,509	$(398)	$(76,111)	$82,694
Equity in other comprehensive income (loss) of subsidiaries	(734)	1,031	—	(297)	—
Unrealized foreign currency translation adjustment, net of tax	—	(265)	1,031	—	766
Pension and other benefit adjustments:					—
Amortization of net loss reclassified into general and administrative: others, net of tax	—	13	—	—	13
Marketable securities:					—
Unrealized holding gain arising during the period, net of tax	—	557	—	—	557
Realized net gain reclassified to net investment income, net of tax	—	(1,783)	—	—	(1,783)
Equity method investees’ cash flow hedge:					—
Unrealized net holding loss arising during the period, net of tax	—	(562)	—	—	(562)
Realized net holding loss reclassified to equity in earnings of non-consolidated entities, net of tax	—	275	—	—	275
Other comprehensive income (loss)	(734)	(734)	1,031	(297)	(734)
Total comprehensive income	$81,960	$75,775	$633	$(76,408)	$81,960

Nine months ended September 30, 2015:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$62,239	$54,014	$(937)	$(53,077)	$62,239
Equity in other comprehensive income (loss) of subsidiaries	(11,698)	307	—	11,391	—
Unrealized foreign currency translation adjustment, net of tax	—	674	307	—	981
Pension and other benefit adjustments:
Net loss arising during the period, net of tax	—	(45)	—	—	(45)
Prior service credit arising during the period, net of tax	—	746	—	—	746
Amortization of net (gain) loss reclassified into general and administrative: other, net of tax	—	(1,686)	—	—	(1,686)
Amortization of prior service credit reclassified into general and administrative: other, net of tax	—	(1,762)	—	—	(1,762)
Curtailment gain reclassified into general and administrative: other, net of tax	—	(7,239)	—	—	(7,239)
Settlement gain reclassified into general and administrative: other, net of tax	—	(175)	—	—	(175)
Marketable securities:
Unrealized holding gain arising during the period, net of tax	—	(1,868)	—	—	(1,868)
Realized net gain reclassified to net investment income, net of tax	—	(154)	—	—	(154)
Equity method investees’ cash flow hedge:
Unrealized net holding loss arising during the period, net of tax	—	(847)	—	—	(847)
Realized net holding loss reclassified to equity in earnings of non-consolidated entities, net of tax	—	351	—	—	351
Other comprehensive income (loss)	(11,698)	(11,698)	307	11,391	(11,698)
Total comprehensive income (loss)	$50,541	$42,316	$(630)	$(41,686)	$50,541

As of September 30, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and equivalents	$1,944	$43,912	$456	$—	$46,312
Receivables, net	—	57,498	243	—	57,741
Other current assets	—	90,433	1,141	—	91,574
Total current assets	1,944	191,843	1,840	—	195,627
Investment in equity of subsidiaries	1,668,122	40,825	—	(1,708,947)	—
Property, net	—	1,537,745	206	—	1,537,951
Intangible assets, net	—	231,179	—	—	231,179
Intercompany advances	1,754,590	(1,807,510)	52,920	—	—
Goodwill	(2,143)	2,412,856	—	—	2,410,713
Deferred tax asset	—	75,557	—	—	75,557
Other long-term assets	8,205	510,010	14	—	518,229
Total assets	$3,430,718	$3,192,505	$54,980	$(1,708,947)	$4,969,256
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$261,203	$244	$—	$261,447
Accrued expenses and other liabilities	15,958	135,508	107	—	151,573
Deferred revenues and income	—	162,724	13	—	162,737
Current maturities of corporate borrowings and capital and financing lease obligations	8,806	10,594	—	—	19,400
Total current liabilities	24,764	570,029	364	—	595,157
Corporate borrowings	1,839,173	4,166	—	—	1,843,339
Capital and financing lease obligations	—	86,289	—	—	86,289
Exhibitor services agreement	—	363,833	—	—	363,833
Other long-term liabilities	—	500,066	13,791	—	513,857
Total liabilities	1,863,937	1,524,383	14,155	—	3,402,475
Temporary equity	1,080	—	—	—	1,080
Stockholders’ equity	1,565,701	1,668,122	40,825	(1,708,947)	1,565,701
Total liabilities and stockholders’ equity	$3,430,718	$3,192,505	$54,980	$(1,708,947)	$4,969,256

As of December 31, 2015:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and equivalents	$1,944	$167,023	$42,283	$—	$211,250
Receivables, net	(21)	105,477	53	—	105,509
Other current assets	—	96,302	1,306	—	97,608
Total current assets	1,923	368,802	43,642	—	414,367
Investment in equity of subsidiaries	1,638,903	31,609	—	(1,670,512)	—
Property, net	—	1,401,686	242	—	1,401,928
Intangible assets, net	—	237,376	—	—	237,376
Intercompany advances	1,805,829	(1,811,112)	5,283	—	—
Goodwill	(2,143)	2,408,834	—	—	2,406,691
Deferred income tax asset	295	125,903	—	—	126,198
Other long-term assets	9,686	492,057	14	—	501,757
Total assets	$3,454,493	$3,255,155	$49,181	$(1,670,512)	$5,088,317
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$312,591	$434	$—	$313,025
Accrued expenses and other liabilities	7,188	151,619	(143)	—	158,664
Deferred revenues and income	—	221,679	—	—	221,679
Current maturities of corporate borrowings and capital and financing lease obligations	8,806	9,980	—	—	18,786
Total current liabilities	15,994	695,869	291	—	712,154
Corporate borrowings	1,898,432	4,166	—	—	1,902,598
Capital and financing lease obligations	—	93,273	—	—	93,273
Exhibitor services agreement	—	377,599	—	—	377,599
Other long-term liabilities	—	445,345	17,281	—	462,626
Total liabilities	1,914,426	1,616,252	17,572	—	3,548,250
Temporary equity	1,364	—	—	—	1,364
Stockholders’ equity	1,538,703	1,638,903	31,609	(1,670,512)	1,538,703
Total liabilities and stockholders’ equity	$3,454,493	$3,255,155	$49,181	$(1,670,512)	$5,088,317

Nine months ended September 30, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by operating activities	$19,674	$193,682	$(2,022)	$—	$211,334
Cash flows from investing activities:
Capital expenditures	—	(256,592)	(7)	—	(256,599)
Acquisition of Starplex, net of cash acquired	—	681	—	—	681
Investments in non-consolidated entities, net	—	(10,480)	—	—	(10,480)
Proceeds from disposition of long-term assets	—	19,365	—	—	19,365
Other, net	—	(1,252)	—	—	(1,252)
Net cash used in investing activities	—	(248,278)	(7)	—	(248,285)
Cash flows from financing activities:
Payments under revolving credit facility	(55,000)	—	—	—	(55,000)
Cash used to pay dividends	(59,081)	—	—	—	(59,081)
Deferred financing fees	(821)	—	—	—	(821)
Principal payments under capital and financing lease obligations	—	(6,370)	—	—	(6,370)
Principle payments under Term Loan	(6,605)	—	—	—	(6,605)
Change in intercompany advances	101,833	(62,120)	(39,713)	—	—
Net cash used in financing activities	(19,674)	(68,490)	(39,713)	—	(127,877)
Effect of exchange rate changes on cash and equivalents	—	(25)	(85)	—	(110)
Net decrease in cash and equivalents	—	(123,111)	(41,827)	—	(164,938)
Cash and equivalents at beginning of period	1,944	167,023	42,283	—	211,250
Cash and equivalents at end of period	$1,944	$43,912	$456	$—	$46,312

Nine months ended September 30, 2015:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by operating activities	$15,344	$192,612	$1,269	$—	$209,225
Cash flows from investing activities:
Capital expenditures	—	(215,557)	(17)	—	(215,574)
Investments in non-consolidated entities, net	—	(958)	—	—	(958)
Proceeds from disposition of long-term assets	—	604	—	—	604
Other, net	—	(1,158)	—	—	(1,158)
Net cash used in investing activities	—	(217,069)	(17)	—	(217,086)
Cash flows from financing activities:
Proceeds from issuance of Senior Subordinated Notes due 2025	600,000	—	—	—	600,000
Repurchase of Senior Subordinated Notes due 2020	(626,114)	—	—	—	(626,114)
Cash used to pay dividends	(59,012)	—	—	—	(59,012)
Deferred financing costs	(11,978)	—	—	—	(11,978)
Principal payments under capital and financing lease obligations	—	(5,811)	—	—	(5,811)
Principle payments under Term Loan	(5,813)	—	—	—	(5,813)
Principal amount of coupon payment under Senior Subordinated Notes due 2020	(3,357)	—	—	—	(3,357)
Change in intercompany advances	90,420	(88,925)	(1,495)	—	—
Net cash used in financing activities	(15,854)	(94,736)	(1,495)	—	(112,085)
Effect of exchange rate changes on cash and equivalents	—	(297)	(24)	—	(321)
Net decrease in cash and equivalents	(510)	(119,490)	(267)	—	(120,267)
Cash and equivalents at beginning of period	2,454	174,117	41,635	—	218,206
Cash and equivalents at end of period	$1,944	$54,627	$41,368	$—	$97,939

NOTE 14—SUBSEQUENT EVENTS

On November 8, 2016, the Company issued $595,000,000 aggregate principal amount of 5.875% Senior Subordinated Notes Due 2026 (“Dollar Notes”), which mature on November 15, 2026. The Company will pay interest on the Dollar Notes at 5.875% per annum, semi-annually in arrears on May 15 and November 15, commencing on May 15, 2017.

On November 8, 2016, the Company issued £250,000,000 aggregate principal amount of 6.375% Senior Subordinated Notes Due 2024 (“Sterling Notes”), which mature on November 15, 2024. The Company will pay interest on the Sterling Notes at 6.375% per annum, semi-annually in arrears on May 15 and November 15, commencing on May 15, 2017.

On November 8, 2016, the Company amended its Credit Agreement dated as of April 30, 2013, as previously amended, to, among other things, lower the interest rate from LIBOR plus 3.25% to LIBOR plus 2.75% and to remove a 0.75% LIBOR rate floor, and borrowed $500,000,000 of New Term Loans at LIBOR plus 2.75%.

The net proceeds from the offering of the Dollar Notes and the Sterling Notes, together with the borrowings under the New Term Loans, cash on hand and other sources are intended to be used to fund the acquisitions of Odeon and Carmike, repay certain outstanding debt of Odeon and fund related transaction fees and expenses. As a result of the issuance of the Sterling Notes, the senior subordinated bridge loan commitments pursuant to the debt financing commitment letter entered into by the Company in connection with the definitive agreement to acquire Odeon were reduced from $800,000,000 to $490,000,000.

On November 3,  2016, Holdings’ Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on December 19, 2016 to stockholders of record on December 5, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

In addition to historical information, this Quarterly Report on Form 10‑Q contains “forward‑looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. Forward‑looking statements may be identified by the use of words such as “may,” “will,” “forecast,” “estimate,” “project,” “intend,” “plan,” “expect,” “should,” “believe” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Similarly, statements made herein and elsewhere regarding our pending acquisitions of Carmike and Odeon are also forward‑looking statements, including statements regarding the anticipated closing date of the acquisitions, the ability to obtain regulatory approvals or to satisfy closing conditions, the costs of the acquisitions or the source or structure of the financings, the expected benefits of the acquisition on our future business, operations and financial performance and our ability to successfully integrate the recently acquired businesses. These forward‑looking statements are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. These forward‑looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward‑looking statements. These risks and uncertainties include, but are not limited to, the following:

•	decreased supply of motion pictures or delayed access to motion pictures;

•	quality of motion picture production, spending levels on motion picture marketing, and performance of motion pictures in our markets;

•	risks and uncertainties relating to our significant indebtedness;

•	limitations on the availability of capital may prevent us from deploying strategic initiatives;

•	risks of poor financial results may prevent us from meeting our payment obligations;

•	our ability to utilize net operating loss carryforwards to reduce our future tax liability;

•	increased competition in the geographic areas in which we operate;

•	increased use of alternative film delivery methods or other forms of entertainment;

•	shrinking exclusive theatrical release windows;

•	certain covenants in the agreements that govern our indebtedness may limit our ability to take advantage of certain business opportunities;

•	general political, social, financial market and economic conditions, including the effects of the exit of the United Kingdom from the European Union;

•	review by antitrust authorities in connection with acquisition opportunities;

•	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel including in connection with our pending acquisitions;

•	optimizing our theatre circuit through construction and the transformation of our existing theatres may be subject to delay and unanticipated costs;

•

our ability to achieve expected synergies and benefits and performance from our strategic theatre acquisitions and strategic initiatives, execution risks related to our pending and completed acquisitions and other strategic initiatives;

•

with respect to our pending Carmike acquisition, our ability to satisfy closing conditions in the anticipated time frame or at all, obtaining regulatory approval, including the risk that any approval may be on terms or subject to conditions that are not anticipated, obtaining Carmike stockholders approval, the possibility that the acquisition does not close, including in circumstances in which we would be obligated to pay Carmike a termination fee or other damage or expenses,  and the amount of cost, fees and expenses related to the acquisition;

•	operating a business in markets AMC is unfamiliar with, including acceptance by movie goers of AMC initiatives that are new to those markets;

•	the outcome of any legal proceedings, regulatory proceedings or enforcement matters that may be instituted against us, Carmike or Odeon with respect to the pending acquisitions.

•

with respect to our pending Odeon acquisition, our ability to operate a business in markets where we have limited experience, the United Kingdom’s exit from the European Union, obtaining regulatory approval, including the risk that any approval may be on terms or subject to conditions that are not anticipated, other business effects including the effects of industry, market, economic, political or regulatory conditions and future exchange or interest rates and the amount of cost, fees and expenses related to the acquisition;

•	our ability to finance the Carmike and Odeon acquisitions on favorable terms;

•	our ability to refinance our indebtedness on terms favorable to us;

•	the ability to comply with covenants in the agreements governing indebtedness;

•	failures, unavailability or security breaches of our information systems;

•	our investment and equity in earnings from NCM, LLC may be negatively impacted by the competitive environment in which NCM operates and by the risks associated with its strategic initiatives;

•	risks relating to impairment losses and theatre and other closure charges;

•	risks relating to the incurrence of legal liability;

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

Overview

AMC is one of the world’s largest theatrical exhibition companies and an industry leader in innovation and operational excellence. We operate productive theatres in the country’s top markets, including No. 1 or No.2 market share in the top three markets, New York, Los Angeles and Chicago.

Our theatrical exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs™ customer frequency membership program, rental of theatre auditoriums, income from gift card and exchange ticket sales, on-line ticketing fees and arcade games located in theatre lobbies. As of September 30, 2016, we owned, operated or had interests in 388 theatres and 5,295 screens.

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

Open Road Releasing, LLC (‘‘Open Road Releasing’’), operator of Open Road Films, LLC (‘‘Open Road Films’’), our joint venture with another major exhibitor, is similarly undertaking an effort to grow our sources of content and provide access to our screens for content that may not otherwise find its way there. Open Road Film’s 2015 release Spotlight won the Academy Award for Best Picture.

Fathom Events (‘‘Fathom’’) is another joint venture with several major exhibitors and is the recognized leader in the alternative entertainment industry, offering a variety of one-of-a-kind entertainment events in movie theaters nationwide that include live, high-definition performances of the Metropolitan Opera, the performing arts, major sporting events, music concerts, comedy series, Broadway shows, original programming featuring entertainment’s biggest stars, socially relevant documentaries with audience Q&A and much more. We are working with Fathom to further broaden our programming options to appeal to even wider audiences.

AMC Movie Screens

During the nine months ended September 30, 2016, we opened 12 new screens, acquired 26 screens, permanently closed 38 screens, temporarily closed 500 screens and reopened 369 screens to implement our strategy and install consumer experience upgrades.

As of September 30, 2016, we had 2,579 3D enabled screens, including IMAX and AMC Proprietary Premium Large Format (“PLF”) screens; approximately 49% of our screens were 3D enabled screens, including IMAX 3D enabled screens, and approximately 3% of our screens were IMAX 3D enabled screens.

	Number of	Number of
	Screens As of	Screens As of
Format	September 30, 2016	December 31, 2015
Digital	5,295	5,426
3D enabled (including IMAX and PLF)	2,579	2,643
IMAX (3D enabled)	154	152
Dolby Cinema™ at AMC	26	12
AMC Proprietary PLF (3D enabled)	5	13
Dine-in theatres	312	312
Premium seating	1,441	1,119

IMAX®.  IMAX is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. IMAX offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX brand has become known globally. Top filmmakers and studios utilize IMAX theaters to connect with audiences in innovative ways, and as such, IMAX’s theater network is among the most important and successful theatrical distribution platforms for major event films around the world.

As of September 30, 2016, AMC is the largest IMAX exhibitor in the U.S. with a 44% market share, and each of our IMAX local installations is protected by geographic exclusivity. As of September 30, 2016, our IMAX screen count is 73% greater than our closest competitor. AMC believes that we have had considerable success with our IMAX partnership, and in June 2016 we announced an agreement to expand the number of IMAX screens in our U.S. theatres to 185 by the end of 2019.

Dolby Cinema™ at AMC.    In May 2015, we partnered with Dolby Laboratories, Inc. to unveil a premium cinema offering for moviegoers that combined state-of-the-art image and sound technologies with inspired theatre design and comfort. Dolby Cinema at AMC includes Dolby Vision™ laser projection and object oriented Dolby Atmos® audio technology, as well as AMC’s plush power reclining seats with seat transducers that vibrate with the action on screen.

As of September 30, 2016, we have 26 fully operational Dolby Cinema at AMC screens.  In August 2016 we announced the acceleration of our Dolby Cinema at AMC deployment. We expect to have 50 Dolby Cinema at AMC auditoriums operational by the end of 2016, and double that number, to 100, operational by the end of 2017, seven years ahead of our original deployment plan.

AMC Proprietary PLF.  AMC believes there is considerable opportunity to add a private label PLF format in many of our locations, with superior sight and sound technology and enhanced seating as contrasted with our traditional auditoriums. This PLF format will give AMC the capability to add a screen in theatres already outfitted with IMAX and/or Dolby Cinema at AMC. Also, this PLF should offer an enhanced theatrical experience for movie goers beyond AMC’s current core theatres, but may not carry the same price premium as IMAX or Dolby Cinema at AMC. Therefore, it may be especially relevant in smaller or more price sensitive markets.

Guest Amenities

We continually upgrade the quality of our theatre circuit through substantial renovations featuring our seating concepts, acquisitions, new builds (including expansions), expansion of food and beverage offerings (including dine-in theatres), and by disposing of older screens through closures and sales. We are an industry leader in the development and operation of theatres. Typically, our theatres have 12 or more screens and offer amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and premium seat design.

Recliner seating is the key feature of theatre renovations.  We believe that maximizing comfort and convenience for our customers will be increasingly necessary to maintain and improve our relevance. These renovations, in conjunction with capital contributions from our landlords, involve stripping theatres to their basic structure in order to replace finishes throughout, upgrade the sight and sound experience, install modernized points of sale and, most importantly, replace traditional theatre seats with plush, electric recliners that allow customers to deploy a leg rest and fully recline at the push of a button. The renovation process typically involves losing up to two-thirds of a given auditorium’s seating capacity. For an industry historically focused on quantity, this reduction in seating capacity could be viewed as counter-intuitive and harmful to revenues. However, the quality improvement in the customer experience is driving a 53% increase in attendance at these locations in their first year post renovation. Our customers have responded favorably to the significant personal space gains from ample row depths, ability to recline or stretch their legs, extra-wide pillowed chaise and oversized armrests. The reseated theatres attract more midweek audiences than normal theatres and tend to draw more adults who pay higher ticket prices than teens or young children. We typically do not change ticket prices in the first year after construction, however, in subsequent years we typically increase our ticket prices at our reseated theatres by amounts well in excess of price adjustments for our non-renovated theatres.

As of September 30, 2016, we now feature recliner seating in approximately 133 theatres, including Dine-in-Theatres, totaling approximately 1,753 screens. By the end of 2016, we expect to convert an additional 500 screens to recliner seating with an additional 750 by the end of 2017.

Rebalancing of the new supply-demand relationship created by recliner seating presents us two further opportunities to improve customer convenience and maximize operating results: open-source internet ticketing and reserved seating.

Open-source internet ticketing makes all our seats (over 829,000) in all our theatres and auditoriums for all our showtimes as available as possible, on as many websites as possible. This is a significant departure from the years prior to 2012, when tickets to any one of our theatres were only available on one website. We most recently deployed new technology by partnering with Atom Tickets to allow guests to utilize Atom’s mobile movie ticketing platform to purchase our tickets. Atom’s technology allows movie-goers to check movie reviews and AMC show times, coordinate movie outings among friends while allowing them to pay separately, and pre-pay for food and beverage items. Our tickets are currently on sale over the internet, directly or through mobile apps, at our own website and app and Fandango, Movietickets.com, Flixster and Atom Tickets. We believe increased online access is important because it captures customers’ purchase intent more immediately and directly than if we wait for their arrival at the theatre box office to make a purchase. Carefully monitoring internet pre-sales also lets us adjust capacity in real time, moving movies that are poised to over perform to larger capacity auditoriums or more additional auditoriums, thereby maximizing yield.

Reserved seating, at some of our busiest theatres, and now available at all of our Manhattan, New York City locations, allows our customers to choose a specific seat in advance of the movie. We believe that knowing there is a specifically chosen seat waiting for a show that promises to be a sellout is comforting to our customers, reduces anxiety around the experience and compels ticket purchases. We believe reserved seating will become increasingly prevalent to the point of being a prerequisite in the medium-term future.

We believe the comfort and personal space gains from recliner seating, coupled with the immediacy of demand captured from open-source internet ticketing and the appeal of reserved seating make a powerful economic combination for us.

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

To address recent consumer trends, we are expanding our menu of enhanced food and beverage products to include made-to-order drinks and meals, customized coffee, healthy snacks, premium beers, wine and mixed drinks and other gourmet products. We plan to invest across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage design improvements to the development of new dine-in theatre options. The costs of these conversions in some cases are partially covered by investments from the theatre landlord. We currently operate 19 Dine-In Theatres that deliver chef-inspired menus with seat-side or delivery service to luxury recliners with tables. Our recent Dine-In Theatre concepts are designed to capitalize on the latest food service trend, the fast casual eating experience.

Coca Cola Freestyle® puts customers in charge with over 140 drink flavor options in a compact footprint. Our operational excellence and history of innovation rewarded us with first-mover advantage on this new technology, which, as of September 30, 2016, was deployed in 361 of our theatres. We anticipate completing the rollout of Coca Cola Freestyle® into all of our theatres by the end of 2016, a year earlier than originally anticipated.

AMC Stubs®

AMC Stubs® is a customer loyalty program which allows members to earn rewards, receive discounts and participate in exclusive members-only offerings and services. In July 2016, we completed a national relaunch of our AMC Stubs loyalty program featuring both a traditional paid tier called AMC Stubs Premiere® and a new non-paid tier called AMC Stubs Insider®. Both programs reward loyal guests for their patronage of AMC Theatres. The AMC Stubs Insider tier rewards guests for simply coming to the movies, and benefits include free refills on certain food items, discount ticket offers, a birthday gift and 20 reward points earned for every dollar spent. For a $15 annual membership fee, AMC Stubs Premiere members enjoy express service with specially marked shorter lines at the box office and concession stand, free size upgrades on certain food and beverage items, discount ticket offers, a birthday gift, discounted online ticketing fees and 100 points for every dollar spent. Some of the rewards earned are redeemable on future purchases at AMC locations. Once an AMC Stubs Premere or AMC Stubs Insider member accumulates 5,000 points they will earn a $5 virtual reward.

As of September 30, 2016, we had 4,144,000 active member households in the AMC Stubs program. Our AMC Stubs members represented approximately 22% of our attendance during 2016 with an average ticket price 3% lower than our non-members and food and beverage expenditures per patron 4% higher than non-members. We expect the number of active member households to reach 4,500,000 by the end of 2016. We believe movie-goers want to be recognized and rewarded for attending our theatres and as a result, our new AMC Stubs program is designed to strengthen guest loyalty, attract new guests and drive additional return visits. Our much larger database of identified moviegoers also provides us with additional insight into our customers’ movie preferences, and this enables us to have both a larger and a more targeted marketing effort to support our Hollywood studio partners.

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

The following tables reflect AMC Stubs activity during the three and nine months ended September 30, 2016:

			AMC Stubs Revenue for
			Three Months Ended September 30, 2016
	Deferred		Other Theatre		Food and
	Membership	Deferred	Revenues	Admissions	Beverage	Ticketing
(In thousands)	Fees	Rewards	(Membership Fees)	Revenues	Revenues	Revenues
Balance, June 30, 2016	$12,796	$16,281
Membership fees received	4,145	—	$—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	6,255	—	(6,255)	—	—
Food and beverage	—	6,269	—	—	(6,269)	—
Rewards redeemed:
Admissions	—	(6,007)	—	6,007	—	—
Food and beverage	—	(6,104)	—	—	6,104	—
Amortization of deferred revenue	(6,080)	—	3,198	722	1,439	721
For the period ended or balance as of September 30, 2016	$10,861	$16,694	$3,198	$474	$1,274	$721

			AMC Stubs Revenue for
			Nine Months Ended September 30, 2016
	Deferred		Other Theatre		Food and
	Membership	Deferred	Revenues	Admissions	Beverage	Ticketing
(In thousands)	Fees	Rewards	(Membership Fees)	Revenues	Revenues	Revenues
Balance, December 31, 2015	$12,142	$17,013
Membership fees received	17,053	—	$—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	15,894	—	(15,894)	—	—
Food and beverage	—	19,320	—	—	(19,320)	—
Rewards redeemed:
Admissions	—	(16,004)	—	16,004	—	—
Food and beverage	—	(19,529)	—	—	19,529	—
Amortization of deferred revenue	(18,334)	—	15,452	722	1,439	721
For the period ended or balance as of September 30, 2016	$10,861	$16,694	$15,452	$832	$1,648	$721

The following tables reflect AMC Stubs activity during the three month period and nine month period ended September 30, 2015:

			AMC Stubs Revenue for
			Three Months Ended September 30, 2015
	Deferred		Other Theatre		Food and
	Membership	Deferred	Revenues	Admissions	Beverage
(In thousands)	Fees	Rewards	(Membership Fees)	Revenues	Revenues
Balance, June 30, 2015	$12,916	$17,972
Membership fees received	4,853	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	3,733	—	(3,733)	—
Food and beverage	—	5,380	—	—	(5,380)
Rewards redeemed:
Admissions	—	(4,584)	—	4,584	—
Food and beverage	—	(6,481)	—	—	6,481
Amortization of deferred revenue	(6,042)	—	6,042	—	—
For the period ended or balance as of September 30, 2015	$11,727	$16,020	$6,042	$851	$1,101

			AMC Stubs Revenue for
			Nine Months Ended September 30, 2015
	Deferred		Other Theatre		Food and
	Membership	Deferred	Revenues	Admissions	Beverage
(In thousands)	Fees	Rewards	(Membership Fees)	Revenues	Revenues
Balance, December 31, 2014	$11,408	$16,129
Membership fees received	18,610	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	13,859	—	(13,859)	—
Food and beverage	—	19,846	—	—	(19,846)
Rewards redeemed:
Admissions	—	(13,870)	—	13,870	—
Food and beverage	—	(19,944)	—	—	19,944
Amortization of deferred revenue	(18,291)	—	18,291	—	—
For the period ended or balance as of September 30, 2015	$11,727	$16,020	$18,291	$11	$98

Significant and Subsequent Events

On November 8, 2016, we issued $595,000,000 aggregate principal amount of 5.875% Senior Subordinated Notes Due 2026 (“Dollar Notes”), which mature on November 15, 2026. We will pay interest on the Dollar Notes at 5.875% per annum, semi-annually in arrears on May 15 and November 15, commencing on May 15, 2017.

On November 8, 2016, we issued £250,000,000 aggregate principal amount of 6.375% Senior Subordinated Notes Due 2024 (“Sterling Notes”), which mature on November 15, 2024.  We will pay interest on the Sterling Notes at 6.375% per annum, semi-annually in arrears on May 15 and November 15, commencing on May 15, 2017.

On November 8, 2016, we amended our Credit Agreement dated as of April 30, 2013, as previously amended, to, among other things, lower the interest rate from LIBOR plus 3.25% to LIBOR plus 2.75% and to remove a 0.75% LIBOR rate floor, and borrowed $500,000,000 of New Term Loans at LIBOR plus 2.75%.

The net proceeds from the offering of the Dollar Notes and the Sterling Notes, together with the borrowings under the New Term Loans, cash on hand and other sources are intended to be used to fund the acquisitions of Odeon and Carmike, repay certain outstanding debt of Odeon and fund related transaction fees and expenses. As a result of the issuance of the Sterling Notes, the senior subordinated bridge loan commitments pursuant to the debt financing commitment letter entered into by us in connection with the definitive agreement to acquire Odeon were reduced from $800,000,000 to $490,000,000.

Odeon and UCI Cinemas Holdings Limited.    On July 12, 2016, we entered into a definitive agreement to acquire the equity of Odeon and UCI Cinemas Holdings Limited (“Odeon”) from private equity firm Terra Firma for a total consideration of (i) cash in the amount of GBP £375.0 million ($460.8 million), (ii) shares of AMC Class A common stock valued at GBP £125.0 million ($153.6 million) and (iii) the repayment of indebtedness of approximately GBP £478.6 million ($588.1 million) as of October 19, 2016. The US Dollar amounts set forth in the preceding sentence assume a Euro/USD exchange rate of 1.0973 and a GBP/USD exchange rate of 1.2289 as of October 19, 2016. Odeon is a leading European cinema operator with 242 cinemas and 2,236 screens. We have entered into a debt financing commitment letter in connection with the definitive agreement to acquire Odeon, which provides senior secured incremental term loans in an aggregate amount of up to $525,000,000 and a senior subordinated bridge loan in an aggregate amount of up to $800,000,000 to fund the acquisition. As a result of the issuance of the Sterling Notes, the senior subordinated bridge loan commitments pursuant to the debt financing commitment letter entered into by us in connection with the definitive agreement to acquire Odeon were reduced from $800,000,000 to $490,000,000.Odeon operates in four major markets: the United Kingdom, Spain, Italy and Germany; and three smaller markets: Austria, Portugal, and Ireland. The closing of the acquisition is subject to clearance by the European Commission and the UK Competition and Markets Authority.

RealD Inc.  We sold all of our 1,222,780 shares of common stock in RealD Inc. during the nine months ended September 30, 2016 and recognized a gain on sale of $3,008,000.

Carmike Cinemas.  On July 24, 2016, we, Congress Merger Subsidiary, Inc., our indirect wholly owned subsidiary, and Carmike entered into an amended and restated merger agreement, which amends and restates that certain Agreement and Plan of Merger, dated March 3, 2016, and pursuant to which we will acquire all of the outstanding shares of Carmike for either $33.06 in cash or 1.0819 shares of Class A common stock, at the election of the Carmike stockholders, and subject to a customary proration mechanism to achieve an aggregate consideration mix of 70% cash and 30% in shares of our Class A common stock. We entered into a debt financing commitment letter in connection with the amended and restated merger agreement which provides senior secured incremental term loans in an aggregate amount of up to $225,000,000 and a senior subordinated bridge loan in an aggregate amount of up to $300,000,000 to fund the acquisition. There can be no assurance that we will be successful in completing the debt financing on favorable terms as it involves matters outside of our control. The merger is subject to customary closing conditions, including regulatory approval and approval by Carmike’s shareholders. Carmike is a U.S. leader in digital cinema, 3D cinema deployments and alternative programming and is one of the nation’s largest motion picture exhibitors. As of July 24, 2016, Carmike operates 276 theatres and 2,954 screens in 41 states focused primarily in mid-sized communities.

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

Corporate Borrowings.  On December 11, 2015, AMCE entered into a first amendment to its Senior Secured Credit Agreement dated April 30, 2013 (“First Amendment”). The First Amendment provides for the incurrence of $125,000,000 incremental term loans (“Incremental Term Loan”). In addition, the First Amendment, among other things, (a) extends the maturity date with respect to (i) the existing Term Loan due 2020 and the Incremental Term Loan (together “Term Loan due 2022”) to December 15, 2022 and (ii) the Revolving Credit Facility from April 30, 2018 to December 15, 2020 and (b) increases the applicable margin for the Term Loan due 2022 from 1.75% with respect to base rate borrowings to 2.25% and 2.75% with respect to LIBOR borrowings to 3.25%. The proceeds of the Incremental Term Loan were used by Holdings to pay expenses related to the First Amendment transactions and the Starplex Cinemas acquisition. At September 30, 2016, the aggregate principal balance of the Term Loan due 2022 was $874,020,000 and borrowings under the Revolving Credit Facility were $20,000,000. As of September 30, 2016, Holdings had approximately $117,389,000 available for borrowing, net of letters of credit, under its Revolving Credit Facility.

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

On November 8, 2016, we issued $595,000,000 aggregate principal amount of 5.875% Senior Subordinated Notes Due 2026 (“Dollar Notes”), which mature on November 15, 2026. We will pay interest on the Dollar Notes at 5.875% per annum, semi-annually in arrears on May 15 and November 15, commencing on May 15, 2017.

On November 8, 2016, we issued £250,000,000 aggregate principal amount of 6.375% Senior Subordinated Notes Due 2024 (“Sterling Notes”), which mature on November 15, 2024. We will pay interest on the Sterling Notes at 6.375% per annum, semi-annually in arrears on May 15 and November 15, commencing on May 15, 2017.

On November 8, 2016, we amended our Credit Agreement dated as of April 30, 2013, as previously amended, to, among other things, lower the interest rate from LIBOR plus 3.25% to LIBOR plus 2.75% and to remove a 0.75% LIBOR rate floor, and borrowed $500,000,000 of New Term Loans at LIBOR plus 2.75%.

The net proceeds from the offering of the Dollar Notes and the Sterling Notes, together with the borrowings under the New Term Loans, cash on hand and other sources are intended to be used to fund the acquisitions of Odeon and Carmike, repay certain outstanding debt of Odeon and fund related transaction fees and expenses. As a result of the issuance of the Sterling Notes, the senior subordinated bridge loan commitments pursuant to the debt financing commitment letter entered into by us in connection with the definitive agreement to acquire Odeon were reduced from $800,000,000 to $490,000,000.

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

Dividends.  The following is a summary of dividends and dividend equivalents declared to stockholders:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In thousands)
February 25, 2016	March 7, 2016	March 21, 2016	$0.20	$19,762
April 27, 2016	June 6, 2016	June 20, 2016	0.20	19,762
July 25, 2016	September 6, 2016	September 19, 2016	0.20	19,760
February 3, 2015	March 9, 2015	March 23, 2015	0.20	19,637
April 27, 2015	June 8, 2015	June 22, 2015	0.20	19,635
July 28, 2015	September 8, 2015	September 21, 2015	0.20	19,622
October 29, 2015	December 7, 2015	December 21, 2015	0.20	19,654
April 25, 2014	June 6, 2014	June 16, 2014	0.20	19,576
July 29, 2014	September 5, 2014	September 15, 2014	0.20	19,576
October 27, 2014	December 5, 2014	December 15, 2014	0.20	19,577

During the nine months ended September 30, 2016 and the nine months ended September 30, 2015, we paid dividends and dividend equivalents of $59,081,000 and $59,012,000, respectively. At September 30, 2016 and September 30, 2015, we accrued $368,000 and $107,000, respectively, for the remaining unpaid dividends.

On November 3, 2016, Holdings’ Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on December 19, 2016 to stockholders of record on December 5, 2016.

Operating Results

The following table sets forth our revenues, operating costs and expenses attributable to our theatrical exhibition operations.

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2015	% Change	September 30, 2016	September 30, 2015	% Change
Revenues
Theatrical exhibition
Admissions	$496,729	$441,262	12.6%	$1,460,537	$1,393,338	4.8%
Food and beverage	248,889	216,764	14.8%	736,587	667,804	10.3%
Other theatre	34,153	30,814	10.8%	112,626	101,901	10.5%
Total revenues	$779,771	$688,840	13.2%	$2,309,750	$2,163,043	6.8%
Operating Costs and Expenses
Theatrical exhibition
Film exhibition costs	$259,069	$233,390	11.0%	$784,363	$751,894	4.3%
Food and beverage costs	33,949	31,080	9.2%	102,014	95,395	6.9%
Operating expense	211,554	195,505	8.2%	613,893	588,177	4.4%
Rent	121,904	115,861	5.2%	369,307	348,804	5.9%
General and administrative expense:
Merger, acquisition and transaction costs	4,961	751	* %	15,113	2,590	* %
Other	19,785	18,706	5.8%	58,935	41,384	42.4%
Depreciation and amortization	63,025	58,008	8.6%	185,746	173,034	7.3%
Operating costs and expenses	714,247	653,301	9.3%	2,129,371	2,001,278	6.4%
Operating income	65,524	35,539	84.4%	180,379	161,765	11.5%
Other expense (income):
Other expense	79	—	* %	(5)	9,273	* %
Interest expense:
Corporate borrowings	24,679	22,682	8.8%	74,434	73,478	1.3%
Capital and financing lease obligations	2,099	2,286	(8.2)%	6,441	6,990	(7.9)%
Equity in earnings losses of non-consolidated entities	(12,030)	(10,850)	10.9%	(28,143)	(21,536)	30.7%
Investment income	176	163	* %	(9,602)	(5,039)	90.6%
Total other expense	15,003	14,281	5.1%	43,125	63,166	(31.7)%
Earnings before income taxes	50,521	21,258	137.7%	137,254	98,599	39.2%
Income tax provision	20,085	9,080	121.2%	54,560	36,360	50.1%
Net earnings	$30,436	$12,178	149.9%	$82,694	$62,239	32.9%

*     Percentage change in excess of 100%

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Operating Data:
Screen additions	—	—	12	12
Screen acquisitions	15	—	26	40
Screen dispositions	—	—	38	—
Construction openings (closures), net	(54)	(94)	(131)	(62)
Average screens(1)	5,240	4,916	5,278	4,914
Number of screens operated	5,295	4,937	5,295	4,937
Number of theatres operated	388	348	388	348
Screens per theatre	13.6	14.2	13.6	14.2
Attendance (in thousands)(1)	51,895	47,298	153,136	145,874

(1)	Includes consolidated theatres only and excludes screens offline due to construction.

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

Adjusted EBITDA increased by $35,435,000 or 32.5% during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase in Adjusted EBITDA was due primarily to increases in attendance including the benefit of the Starplex acquisition and average ticket prices, increases in food and beverage revenues per patron, increases in other revenues, and partially offset by decreases in cash distributions from non-consolidated entities and increases in start-up costs, changes in reward structure and build-up of deferred revenues for earned rewards related to the relaunch of AMC Stubs which will result in future revenue when the rewards are redeemed and recognized as revenues.

Adjusted EBITDA increased by $38,024,000 or 9.9% during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in Adjusted EBITDA was due primarily to increases in attendance including the benefit of the Starplex acquisition, food and beverage revenues per patron, increases in other revenues,  offset by decreases in cash distributions from non-consolidated entities, increases in G&A other: including expense due to the prior year postretirement curtailment gain of $18,118,000 and declines in average ticket prices.

The following table sets forth our reconciliation of Adjusted EBITDA:

Reconciliation of Adjusted EBITDA

(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net earnings	$30,436	$12,178	$82,694	$62,239
Plus:
Income tax provision	20,085	9,080	54,560	36,360
Interest expense	26,778	24,968	80,875	80,468
Depreciation and amortization	63,025	58,008	185,746	173,034
Certain operating expenses(1)	5,772	3,899	13,012	11,313
Equity in earnings of non-consolidated entities	(12,030)	(10,850)	(28,143)	(21,536)
Cash distributions from non-consolidated entities	3,401	8,557	21,672	24,328
Investment expense (income)	176	163	(9,602)	(5,039)
Other expense (income)(2)	79	—	(5)	9,273
General and administrative expense—unallocated:
Merger, acquisition and transaction costs(3)	4,961	751	15,113	2,590
Stock-based compensation expense(4)	1,705	2,199	4,509	9,377
Adjusted EBITDA	$144,388	$108,953	$420,431	$382,407

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

(3)	Merger, acquisition and transition costs are excluded as it is non-operating in nature.

(4)	Non‑cash expense included in general and administrative: other.

Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net earnings (loss) as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (as determined in accordance with U.S. GAAP). Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. We have included Adjusted EBITDA because we believe it provides management and investors with additional information to measure our performance and estimate our value.

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

Results of Operations— For the Three Months Ended September 30, 2016 and September 30, 2015

Revenues.  Total revenues increased 13.2%, or $90,931,000 during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Admissions revenues increased 12.6%, or $55,467,000 during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to a 9.7%  increase in attendance and a 2.6%  increase in average ticket price. The increase in attendance was primarily due to the increased performance of film product during the current period, and including the acquisition of Starplex Cinemas in December of 2015 and our comfort and convenience theatre renovation initiatives. The increase in average ticket price is due to a combination of factors, including the anniversary of certain promotional pricing strategies implemented in last year’s third quarter, partially offset by the addition of Starplex theatres with a lower average ticket price and an increase in premium format box office attendance primarily related to Dolby Cinema ® at AMC where we added seven screens in the third quarter. Total admissions revenues were increased by rewards redeemed, net of deferrals, of $474,000 and $851,000 related to rewards accumulated under AMC Stubs during the three months ended September 30, 2016 and the three months ended September 30, 2015, respectively. The rewards accumulated under AMC Stubs are deferred and recognized in future periods upon redemption or expiration of customer rewards.

Food and beverage revenues increased 14.8%, or $32,125,000, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to the increase in attendance and an increase in food and beverage revenues per patron of 4.8%. The increase in food and beverage revenues per patron reflects increased prices effective at the start of the fourth quarter of calendar 2015 and the contribution of our food and beverage strategic initiatives. Total food and beverage revenues were increased by rewards redeemed, net of deferrals, and amortization of deferred membership revenues of $1,274,000 and $1,101,000 related to rewards accumulated under

AMC Stubs during the three months ended September 30, 2016 and the three months ended September 30, 2015, respectively.

Total other theatre revenues increased 10.8%, or $3,339,000 during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to increases in income from internet ticketing fees, advertising revenues and gift card income.

Operating costs and expenses.  Operating costs and expenses increased 9.3%, or $60,946,000 during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Film exhibition costs increased 11.0%, or $25,679,000, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to the increase in admissions revenues and partially offset by the decrease in film exhibition costs as a percentage of admission revenues. As a percentage of admissions revenues, film exhibition costs were 52.2% for the three months ended September 30, 2016 and 52.9% for the three months ended September 30, 2015 due to an increase in rebates from distributors.

Food and beverage costs increased 9.2%, or $2,869,000, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. As a percentage of food and beverage revenues, food and beverage costs were 13.6% for the three months ended September 30, 2016 and 14.3% for the three months ended September 30, 2015 due to increases in retail selling prices at the start of the fourth quarter of 2015 in excess of cost increases for our food and beverage products. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues,  partially offset by the decrease in food and beverage costs as a percentage of food and beverage revenues. Food and beverage gross profit per patron increased 5.3%, and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 27.1% for the three months ended September 30, 2016 as compared to 28.4% for the three months ended September 30, 2015, primarily due to the increase in revenues, partially offset by increases in repairs and maintenance expense and equipment rentals related to our enhanced food and beverage initiatives and increases in payment processing costs and professional and consulting expenses. Rent expense increased 5.2%, or $6,043,000 during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily from the increase in the number of theatres operated including the acquisition of Starplex Cinemas, and an increase in percentage rentals based on revenues.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $4,961,000 during the three months ended September 30, 2016 compared to $751,000 during the three months ended September 30, 2015, primarily due to an increase in legal and professional and consulting costs and increased merger and acquisition activity associated with our proposed Carmike merger and Odeon acquisition.

Other.  Other general and administrative expense increased $1,079,000, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, due primarily to increases in salary and benefits of $900,000, legal expenses of $700,000, and professional and consulting expenses of $300,000, partially offset by a $1,000,000 decrease in development costs.

Depreciation and amortization.  Depreciation and amortization increased 8.6%, or $5,017,000, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to the increase in depreciable assets resulting from capital expenditures of $256,599,000 and $333,423,000 during the nine months ended September 30, 2016 and the twelve months ended December 31, 2015, respectively and the acquisition of Starplex Cinemas.

Other Expense (Income):

Other expense (income).    Other income during the three months ended September 30, 2016 was $79,000 compared to $0 during the three months ended September 30, 2015.

Interest expense.  Interest expense for the three months ended September 30, 2016 increased 7.2% or $1,810,000 compared to the three months ended September 30, 2015, primarily due to additional term loans of

$125,000,000. During the three months ended September 30, 2016 we borrowed $20,000,000 on our Revolving Credit Facility.

Equity in earnings of non‑consolidated entities.  Equity in earnings of non-consolidated entities were $12,030,000 for the three months ended September 30, 2016 compared to $10,850,000 for the three months ended September 30, 2015. The increase in equity in earnings of non-consolidated entities of $1,180,000 was primarily due to increases in earnings from DCIP of $1,691,000 partially offset by a decrease in earnings from NCM of $1,081,000. During the three months ended September 30, 2016, we continued to suspend equity method accounting for our investment in Open Road Films as the investment in Open Road Films had reached our remaining commitment. The cash distributions from non-consolidated entities were $3,401,000 during the three months ended September 30, 2016, and $8,557,000 during the three months ended September 30, 2015. See Note 3—Investments of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Investment expense (income).  Investment expense was $176,000 for the three months ended September 30, 2016 compared to investment expense of $163,000 for the three months ended September 30, 2015.

Income tax provision.  The income tax provision from continuing operations was $20,085,000 for the three months ended September 30, 2016 and $9,080,000 for the three months ended September 30, 2015. See Note 5—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings.  Net earnings were $30,436,000 and $12,178,000 during the three months ended September 30, 2016 and September 30, 2015, respectively. Net earnings during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 were positively impacted by the increases in attendance, average ticket price, food and beverage per patron and an increase in equity in earnings from non-consolidated entities. Net earnings were negatively impacted by increases in rent, depreciation and amortization, merger, acquisition and transaction costs, general and administrative: other, increases in interest expense and income tax provision.

Results of Operations— For the Nine Months Ended September 30, 2016 and September 30, 2015

Revenues.  Total revenues increased 6.8%, or $146,707,000, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Admissions revenues increased 4.8%, or $67,199,000 during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to a 5.0% increase in attendance partially offset by a 0.1% decrease in average ticket price. The increase in attendance was primarily due to the acquisition of Starplex Cinemas in December of 2015. Total admissions revenues were increased by rewards redeemed, net of deferrals, of $832,000 and were increased by rewards redeemed, net of deferrals of $11,000 related to rewards accumulated under AMC Stubs during the nine months ended September 30, 2016 and the nine months ended September 30, 2015, respectively. The rewards accumulated under AMC Stubs are deferred and recognized in future periods upon redemption or expiration of customer rewards.

Food and beverage revenues increased 10.3%, or $68,783,000, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to the increase in food and beverage revenues per patron of 5.0% and the increase in attendance. The increase in food and beverage revenues per patron reflects increased prices effective at the start of the fourth quarter of calendar 2015 and the contribution of our food and beverage strategic initiatives. Total food and beverage revenues were increased by rewards redeemed, net of deferrals, of $1,648,000 and were increased by rewards redeemed, net of deferrals, of $98,000 related to rewards accumulated under AMC Stubs during the nine months ended September 30, 2016 and the nine months ended September 30, 2015, respectively.

Total other theatre revenues increased 10.5%, or $10,725,000 during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to increases in income from internet ticketing fees, advertising revenues, and gift card income.

Operating costs and expenses.  Operating costs and expenses increased 6.4%, or $128,093,000, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Film exhibition costs increased 4.3%, or $32,469,000, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 53.7% for the nine months ended September 30, 2016 and 54.0% for the nine months ended September 30, 2015.

Food and beverage costs increased 6.9%, or $6,619,000, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. As a percentage of food and beverage revenues, food and beverage costs were 13.8% for the nine months ended September 30, 2016 and 14.3% for the nine months ended September 30, 2015 due to increases in retail selling prices at the start of the fourth quarter of 2015 in excess of cost increases for our food and beverage products. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. Food and beverage gross profit per patron increased 5.6%, and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 26.6% for the nine months ended September 30, 2016 as compared to 27.2% for the nine months ended September 30, 2015, primarily due to the increase in attendance, partially offset by increases in repairs and maintenance expenses and equipment rentals related to our enhanced food and beverage initiatives. Rent expense increased 5.9%, or $20,503,000 during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily from the increase in the number of theatres operated including the acquisition of Starplex Cinemas.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $15,113,000 during the nine months ended September 30, 2016 compared to $2,590,000 during the nine months ended September 30, 2015, primarily due to an increase in professional and consulting costs and increased merger and acquisition activity associated with our proposed Carmike merger and Odeon acquisition.

Other.  Other general and administrative expense increased $17,551,000, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, due primarily to the net periodic benefit credit of $18,118,000 related to the termination and settlement of the AMC Postretirement Medical Plan recorded in the prior year and an increase in legal expenses of $3,700,000 partially offset by declines in stock-based compensation expense of $4,868,000 due to an increase in vesting periods compared to the prior year. See Note 9—Employee Benefit Plans of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information regarding the components of net periodic benefit credit, including recognition of the prior service credits and net actuarial gains recorded in accumulated other comprehensive income, curtailment gains, and settlement gains during the nine months ended September 30, 2015.

Depreciation and amortization.  Depreciation and amortization increased 7.3%, or $12,712,000, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to the increase in depreciable assets resulting from capital expenditures of $256,599,000 and $333,423,000 during the nine months ended September 30, 2016 and the twelve months ended December 31, 2015, respectively and the acquisition of Starplex Cinemas.

Other Expense (Income):

Other expense (income).    Other expense during the nine months ended September 30, 2015 was due to a loss on extinguishment of indebtedness related to the cash tender offer and redemption of the Notes due 2020 of $9,273,000.

Interest expense.  Interest expense increased 0.5%, or $407,000, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to borrowings on our Revolving Credit Facility.

Equity in earnings of non‑consolidated entities.  Equity in earnings of non-consolidated entities were $28,143,000 for the nine months ended September 30, 2016 compared to $21,536,000 for the nine months ended September 30, 2015. The increase in equity in earnings of non-consolidated entities of $6,607,000 was primarily due to improvement in earnings from DCIP of $3,722,000, increases in earnings from NCM of $2,842,000 and decreases in losses from Open Road Films of $430,000. During the nine months ended September 30, 2016, we continued to suspend equity method accounting for our investment in Open Road Films as the investment in Open Road Films had reached our commitment. The cash distributions from non-consolidated entities were $21,672,000 during the nine months ended

September 30, 2016, and $24,328,000 during the nine months ended September 30, 2015, which includes payments related to the NCM tax receivable agreement recorded in investment income. See Note 3—Investments of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Investment income.  Investment income was $9,602,000 for the nine months ended September 30, 2016 compared to investment income of $5,039,000 for the nine months ended September 30, 2015. Investment income for the nine months ended September 30, 2016 includes payments received of $7,218,000 related to the NCM tax receivable agreement compared to payments received of $5,352,000 during the nine months ended September 30, 2015. Investment income for the nine months ended September 30, 2016 also includes a $3,008,000 gain on sale of all of our 1,222,780 common shares held in RealD Inc.

Income tax provision.  The income tax provision was $54,560,000 for the nine months ended September 30, 2016 and $36,360,000 for the nine months ended September 30, 2015. See Note 5—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings.  Net earnings were $82,694,000 and $62,239,000 during the nine months ended September 30, 2016 and September 30, 2015, respectively. Net earnings during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 were positively impacted by the increase in attendance, and food and beverage revenue per patron, the increase in investment income, and the increase in equity in earnings of non-consolidated entities, partially offset by the decrease in average ticket price, increases in rent, depreciation and amortization expense general and administrative: other, merger, acquisition and transaction costs, and income tax provision.

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

We had working capital deficit as of September 30, 2016 and December 31, 2015 of $(399,530,000) and  $(297,787,000), respectively. Working capital included $162,737,000 and  $221,679,000 of deferred revenues and income as of September 30, 2016 and December 31, 2015, respectively. We have the ability to borrow under our Senior Secured Credit Facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments). As of September 30, 2016, we had $117,389,000 available for borrowing, net of letters of credit, under our revolving Senior Secured Credit Facility.

We believe that cash obtained from recent financing, generated from operations and existing cash and equivalents and “float” will be sufficient to fund operations, pay dividends and make planned capital expenditures currently and for at least the next 12 months, enable us complete the planned acquisitions and enable us to maintain compliance with covenants related to the Senior Secured Credit Facility, the Notes due 2022, the Notes due 2025, the Dollar Notes due 2026 and the Sterling Notes due 2024.

As of September 30, 2016, we were in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2022, and the Notes due 2025.

Cash Flows from Operating Activities

Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $211,334,000 and $209,225,000 during the nine months ended September 30, 2016 and September 30, 2015, respectively. The increase in cash flows provided by operating activities was primarily due to an increase in payments for working capital items partially offset by an increase in landlord contributions.

Cash Flows from Investing Activities

Cash flows used in investing activities, as reflected in the Consolidated Statements of Cash Flows, were $248,285,000 and $217,086,000, during the nine months ended September 30, 2016 and September 30, 2015, respectively. Cash outflows from investing activities include capital expenditures of $256,599,000 and $215,574,000 during the nine months ended September 30, 2016 and September 30, 2015, respectively. Our capital expenditures primarily consisted of strategic growth initiatives and remodels, capital improvements to existing locations in our theatre circuit, and technology upgrades. We expect that our gross cash outflows for capital expenditures will be approximately $400,000,000 to $420,000,000 for 2016, before giving effect to expected landlord contributions of approximately $120,000,000 to $130,000,000, resulting in a net cash outlay of approximately $280,000,000 to $300,000,000.

During the nine months ended September 30, 2016 we received proceeds from the sale of our shares in RealD Inc. of $13,451,000 and proceeds from the sale of two Starplex divestiture theatres of $5,390,000. During the nine months ended September 30, 2016 we made capital contributions to Open Road Films of $10,000,000.

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

Cash Flows from Financing Activities

Cash flows used in financing activities, as reflected in the Consolidated Statements of Cash Flows, were $127,877,000 and $112,085,000 during the nine months ended September 30, 2016 and September 30, 2015, respectively. Financing activities for the current period consisted of dividend payments and repayments of $55,000,000 related to our revolving Senior Secured Credit Facility and capital and financing lease obligations. On February 25, 2016, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on March 21, 2016 to stockholders of record on March 7, 2016. On April 27, 2016, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on June 20, 2016 to stockholders of record on June 6, 2016. On July 25, 2016, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on September 19, 2016 to stockholders of record on September 6, 2016. We paid dividends and dividend equivalents of $59,081,000 during the nine months ended September 30, 2016 and $59,012,000 during the nine months ended September 30, 2015.

On June 5, 2015, we issued $600,000,000 aggregate principal amount of its Notes due 2025 and used the net proceeds to pay for the tender offer for the Notes due 2020, plus any accrued and unpaid interest and related transaction fees and expenses. The deferred financing costs paid related to the issuance of the Notes due 2025 were $11,378,000, during the nine months ended September 30, 2015. We repaid principal and recorded premium related to approximately 96.9% of the Notes due 2020 during the nine months ended September 30, 2015 of $626,114,000, comprised of $581,324,000 principal amount and $44,790,000 recorded premium. See Note 1—Basis of Presentation of the Notes to Consolidated Financial Statements in Item 1 of Part I for further information.

Investment in NCM LLC

We hold an investment of 17.4% in NCM LLC and 200,000 shares of NCM, Inc. accounted for under the equity method as of September 30, 2016. The estimated fair market value of our investment in NCM and NCM, Inc. was approximately $354,207,000, based upon the publically quoted price per share of NCM, Inc. on September 30, 2016 of $14.72 per share. We have little tax basis in these units, therefore the sale of all these units at September 30, 2016 would require us to report taxable income of approximately $428,505,000, including distributions received from NCM LLC that were previously deferred. Our investment in NCM LLC is a source of liquidity for us and we expect that any sales we may make of NCM LLC units would be made in such a manner to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

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

On July 12, 2016, we entered into a definitive agreement to acquire the equity of Odeon from private equity firm Terra Firma for a total consideration of (i) cash in the amount of GBP £375.0 million ($460.8 million), (ii) shares of AMC Class A common stock valued at GBP £125.0 million ($153.6 million) and (iii) the repayment of indebtedness of approximately GBP £478.6 million ($588.1 million) as of October 19, 2016. The US Dollar amounts set forth in the preceding sentence assume a Euro/USD exchange rate of 1.0973 and a GBP/USD exchange rate of 1.2289 as of October 19, 2016. Odeon is a leading European cinema operator with 242 cinemas and 2,236 screens. Odeon operates in four major markets: the United Kingdom, Spain, Italy and Germany; and three smaller markets: Austria, Portugal, and Ireland. The closing of the acquisition is subject to clearance by the European Commission and the UK Competition and Markets Authority.

New Accounting Pronouncements

See Note 11—New Accounting Pronouncements of the Notes to our Consolidated Financial Statements in Item 1 of Part I for further information regarding recently issued accounting standards.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks.

Market risk on variable‑rate financial instruments.  At September 30, 2016, we maintained a Senior Secured Credit Facility comprised of a $150,000,000 revolving credit facility and $900,000,000 of Senior Secured Term Loans due 2022. The Senior Secured Credit Facility provides for borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR, with a minimum base rate of 1.75% and a minimum rate for LIBOR borrowings of 0.75%. The rate in effect at September 30, 2016 for the outstanding Senior Secured Term Loan due 2022 was a LIBOR-based rate of 4.00% per annum. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At September 30, 2016, we had $20,000,000 variable-rate borrowings outstanding under our revolving credit facility and had an aggregate principal balance of $874,020,000 outstanding under the Senior Secured Term Loan due 2022. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $6,723,000 during the nine months ended September 30, 2016.

Market risk on fixed‑rate financial instruments.  Included in long-term corporate borrowings at September 30, 2016 were principal amounts of $600,000,000 of our Notes due 2025 and $375,000,000 of our Notes due 2022. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2025 and Notes due 2022 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2025 and Notes due 2022.

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

Item 1A.  Risk Factors

Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, our quarterly report on Form 10-Q for the quarter ended June 30, 2016, and current report on Form 8-K filed October 24, 2016. Apart from the information in the above referenced Form 10-Q and Form 8-K, there have been no material changes in our risk factors from those previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

There may be future dilution of AMC Class A common stock, which could adversely affect the market price of shares of AMC Class A common stock.

AMC is not restricted from issuing additional shares of AMC Class A common stock. In the future, AMC may issue shares of AMC Class A common stock to raise cash to refinance indebtedness or for working capital, future activities, acquisitions or other purposes. AMC may also acquire interests in other companies by using a combination of cash and shares of AMC Class A common stock or just shares of AMC Class A common stock. In fact, AMC has agreed to issue shares of AMC Class A common stock as part of the consideration delivered in connection with its acquisitions of Odeon and Carmike. AMC may also issue securities convertible into, or exchangeable for, or that represent the right to receive, shares of AMC Class A common stock. Any of these events may dilute the ownership interests of current AMC stockholders in AMC, reduce AMC's earnings per share or have an adverse effect on the price of shares of AMC Class A common stock.

Sales of a substantial amount of shares of AMC Class A common stock in the public market could adversely affect the market price of shares of AMC Class A common stock.

Sales of a substantial amount of shares of AMC Class A common stock in the public market, or the perception that these sales may occur, could reduce the market price of shares of AMC Class A common stock. Because the receipt of the merger consideration in AMC’s acquisition of Carmike Cinemas, Inc. will be taxable for U.S. federal income tax purposes, a large number of Carmike stockholders may choose to sell the shares of AMC Class A common stock they receive promptly following the merger. A large number of shares of AMC Class A common stock may be sold in the public market as a result of its acquisition of Odeon. As part of this transaction, AMC has agreed to issue to the seller of Odeon AMC Class A common stock with a value of GBP £125.0 million. AMC has also agreed to file a registration statement registering the shares of AMC Class A common stock issued in connection with its purchase of Odeon within 60 days of the closing of the Odeon transaction. While the Odeon seller has agreed to certain six-month and one-year lockup periods following consummation of the transaction, a large number of shares of AMC Class A common stock could be sold promptly upon the expiration of such lock-up periods. Such sales could reduce the market price of shares of AMC Class A common stock.

Pursuant to a Registration Rights Agreement dated December 23, 2013 by and among AMC and Wanda, AMC has agreed to use its best efforts to effect registered offerings upon request from Wanda and to grant incidental or "piggyback" registration rights with respect to any registrable securities held by Wanda. The obligation to effect any demand for registration by Wanda will be subject to certain conditions, including limitations on the number of demand registrations and limitations on the minimum value of securities to be registered.

Following consummation of the acquisition of Odeon, AMC has agreed to use its best efforts to grant certain incidental or "piggyback" registration rights with respect to securities issued in connection with the Odeon transaction.

The exercise of such registration rights by Wanda and/or the seller of Odeon may substantially increase the amount of shares of AMC Class A common stock in the public market and could reduce the market price of shares of AMC Class A common stock.

We are subject to complex taxation, changes in tax rates, adoption of new U.S. or international tax legislation and disagreements with tax authorities that could adversely affect our business, financial condition or results of operations.

We are subject to many different forms of taxation in both the U.S. and in foreign jurisdictions where we operate. Current economic and political conditions, including the recent United Kingdom (U.K.) referendum in which voters approved an exit from the E.U., make tax rates and policy in any jurisdiction, including the U.S., U.K. and E.U., subject to significant change. Recent examples include the Organization for Economic Co-operation and Development’s (“OECD”) recommendations on Base Erosion and Profit Shifting (“BEPS”), the European Comission’s Anti-Tax Avoidance Package, and the U.S. Treasury issuance of proposed SS 385 regulation (debt characterization as equity). The costs of compliance with these laws and regulations are high and are likely to increase in the future. Any failure on our part to comply with these laws and regulations can result in negative publicity and diversion of management time and effort and may subject us to significant liabilities and other penalties.

We may be reviewed by antitrust authorities in connection with acquisition opportunities that would increase our number of theatres in markets where we have a leading market share.

Given our size and market share, pursuit of acquisition opportunities that would increase the number of our theatres in markets where we have a leading market share would likely result in significant review by the Antitrust Division of the United States Department of Justice and States’ Attorneys General, and we may be required to dispose of theatres in order to complete such acquisition opportunities. For example, in connection with the acquisition of Kerasotes, we were required to dispose of 11 theatres located in various markets across the United States, including Chicago, Denver and Indianapolis and in connection with the acquisition of Starplex Cinemas, we were required to dispose of 2 theatres in 2 markets. In addition, our pending acquisitions of Odeon and UCI Cinema Holdings Limited and Carmike Cinemas, Inc. are currently under review by the relevant antitrust authorities. As a result, we may not be able to succeed in acquiring other exhibition companies or we may have to dispose of a significant number of theatres in key markets in order to complete such acquisitions.

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

4.1

Indenture, dated as of November 8, 2016, respecting AMC Entertainment Holdings, Inc.’s 5.875% Senior Subordinated Notes due 2026 and 6.375% Senior Subordinated Notes due 2024, among AMC Entertainment Holdings, Inc., the guarantors named therein and U.S. Bank National Association, as trustee. (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K (File No. 1 - 33892) filed on November 8, 2016).

4.2

Registration Rights Agreement, dated November 8, 2016, respecting AMC Entertainment Holdings, Inc.’s 5.875% Senior Subordinated Notes due 2026 and 6.375% Senior Subordinated Notes due 2024, among AMC Entertainment Holdings, Inc. and Citigroup Global Markets Inc., as representative of the initial purchasers of the 5.875% Senior Subordinated Notes due 2026 and 6.375% Senior Subordinated Notes due 2024.  (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K (File No. 1 - 33892) filed on November 8, 2016).

4.3

Second Amendment to Credit Agreement, dated as of November 8, 2016, by and among AMC Entertainment Holdings, Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Citicorp North America, Inc., as administrative agent. (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K (File No. 1 - 33892) filed on November 8, 2016).

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

*10.3	Restated American Multi-Cinema, Inc. Non-Qualified deferred Compensation Plan dated September 29. 2016, by American Multi-Cinema, Inc. effective January 1, 2016.

*10.4	AMC Entertainment Holdings, Inc. Non-Employee Director Compensation Program Summary Revised November 3, 2016, Effective January 1, 2017.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*32.1	Section 906 Certifications of Adam M. Aron (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith

**    Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT HOLDINGS, INC.

Date: November 9, 2016	/s/ ADAM M. ARON
Adam M. Aron
Chief Executive Officer, Director and President

Date: November 9, 2016	/s/ CRAIG R. RAMSEY
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

4.1

Indenture, dated as of November 8, 2016, respecting AMC Entertainment Holdings, Inc.’s 5.875% Senior Subordinated Notes due 2026 and 6.375% Senior Subordinated Notes due 2024, among AMC Entertainment Holdings, Inc., the guarantors named therein and U.S. Bank National Association, as trustee. (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K (File No. 1 - 33892) filed on November 8, 2016).

4.2

Registration Rights Agreement, dated November 8, 2016, respecting AMC Entertainment Holdings, Inc.’s 5.875% Senior Subordinated Notes due 2026 and 6.375% Senior Subordinated Notes due 2024, among AMC Entertainment Holdings, Inc. and Citigroup Global Markets Inc., as representative of the initial purchasers of the 5.875% Senior Subordinated Notes due 2026 and 6.375% Senior Subordinated Notes due 2024.  (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K (File No. 1 - 33892) filed on November 8, 2016).

4.3

Second Amendment to Credit Agreement, dated as of November 8, 2016, by and among AMC Entertainment Holdings, Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Citicorp North America, Inc., as administrative agent. (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K (File No. 1 - 33892) filed on November 8, 2016).

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

*10.3	Restated American Multi-Cinema, Inc. Non-Qualified deferred Compensation Plan dated September 29. 2016, by American Multi-Cinema, Inc. effective January 1, 2016.

*10.4	AMC Entertainment Holdings, Inc. Non-Employee Director Compensation Program Summary Revised November 3, 2016, Effective January 1, 2017.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*32.1	Section 906 Certifications of Adam M. Aron (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith

**    Submitted electronically with this Report.