Form 10-K
period 2016-12-31
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2017-03-10
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, par value of $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2016, computed by reference to the price at which the registrant’s Class A common stock was last sold on the New York Stock Exchange on such date was $596,749,619 (21,613,532 shares at a closing price per share of $27.61).

Shares of Class A common stock outstanding—55,026,640 shares at February 24, 2017

Shares of Class B common stock outstanding—75,826,927 shares at February 24, 2017

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2017 annual meeting of stockholders, to be filed within 120 days of December 31, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMC ENTERTAINMENT HOLDINGS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10 - K contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “forecast,” “estimate,” “project,” “intend,” “plan,” “expect,” “should,” “believe” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Similarly, statements made herein and elsewhere regarding our pending acquisition of Nordic Cinemas are also forward-looking statements, including statements regarding the anticipated closing date of the acquisition, the ability to obtain regulatory approvals or to satisfy closing conditions, the costs of the acquisition or the source or structure of the financings, the expected benefits of the acquisition on our future business, operations and financial performance and our ability to successfully integrate the recently acquired business. These forward-looking statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

•risks relating to motion picture production and performance;

•our lack of control over distributors of films;

•intense competition in the geographic areas in which we operate;

•increased use of alternative film delivery methods or other forms of entertainment;

•shrinking exclusive theatrical release windows;

•general and international economic, political, social and financial market conditions and other risks including the effects of the exit of the United Kingdom from the European Union;

•risks and uncertainties relating to our significant indebtedness;

•limitations on the availability of capital may prevent us from deploying strategic initiatives;

•certain covenants in the agreements that govern our indebtedness may limit our ability to take advantage of certain business opportunities;

•our ability to achieve expected synergies, benefits and performance from our recent strategic theatre acquisitions and strategic initiatives;

•our ability to comply with, and the effects of, a settlement we entered into with the United States Department of Justice pursuant to which we agreed to divest theatres, transfer advertising rights of certain theatres, and divest our holdings in National CineMedia, LLC (“NCM”)

•the failure to obtain the necessary financing arrangements as set forth in the debt commitment letters entered in connection with the proposed Nordic Acquisition, or the failure of the Nordic Acquisition to close for any other reason, including the failure to receive regulatory approval;

•our ability to refinance our indebtedness on terms favorable to us;

•optimizing our theatre circuit through construction and the transformation of our existing theatres may be subject to delay and unanticipated costs;

•failures, unavailability or security breaches of our information systems;

•risks relating to impairment losses and theatre and other closure charges;

•our ability to utilize net operating loss carryforwards to reduce our future tax liability;

•review by antitrust authorities in connection with acquisition opportunities;

•our investment and equity in earnings from NCM may be negatively impacted by the competitive environment in which NCM operates and by the risks associated with its strategic initiatives;

•risks relating to unexpected costs or unknown liabilities relating to recently completed acquisitions;

•risks relating to the incurrence of legal liability;

•dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with our recently completed and any future acquisitions;

•risks of poor financial results may prevent us from deploying strategic initiatives;

•operating a business in markets AMC is unfamiliar with, including acceptance by movie-goers of AMC initiatives that are new to those markets;

•increased costs in order to comply with governmental regulation and the impact of governmental investigations concerning potentially anticompetitive conduct, including film clearances and partnering with other major exhibitors in joint ventures; and;

•we may not generate sufficient cash flows or have sufficient restricted payment capacity under our Senior Secured Credit Facility or the indentures governing our debt securities to pay our intended dividends on our Class A and Class B common stock.

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

Readers are urged to consider these factors carefully in evaluating the forward‑looking statements. For further information about these and other risks and uncertainties as well as strategic initiatives, see Item 1A. “Risk Factors” and Item 1. “Business” in this Annual Report on Form 10‑K.

PART I

Item 1.  Business

General Development of Business

AMC Entertainment Holdings, Inc. (“Holdings”), through its direct and indirect subsidiaries, including American Multi Cinema, Inc. and its subsidiaries, (collectively with Holdings, unless the context otherwise requires, the “Company” or “AMC”), is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres primarily located in the United States and Europe. Holdings is an indirect subsidiary of Dalian Wanda Group Co., Ltd. (“Wanda”), a Chinese private conglomerate.

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

As of December 31, 2016, Wanda owned approximately 68.83% of Holdings’ outstanding common stock and 86.88% of the combined voting power of Holdings’ outstanding common stock and has the power to control Holdings’ affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), entering into of mergers, sales of substantially all of our assets and other extraordinary transactions.

On November 30, 2016, we completed the acquisition of Odeon and UCI Cinemas Holdings Limited (“Odeon”) for cash and stock. The purchase price for Odeon was $637,073,000, comprised of cash of $480,338,000 and 4,536,466 shares of Class A common stock with a fair value of $156,735,000 (based on a closing sale price of $34.55 per share on November 29, 2017). In addition, we repaid indebtedness of Odeon of $593,173,000 at closing. As of the acquisition date, Odeon operated 242 theatres with 2,243 screens in four major markets: United Kingdom, Spain, Italy and Germany; and three smaller markets: Austria, Portugal and Ireland. This acquisition is now included within our International markets segment. See Significant Acquisitions, Dispositions, Financing and Recent Developments in Part I, Item 1 of this Annual Report on Form 10-K for additional information.

On December 21, 2016, we completed the acquisition of Carmike Cinemas, Inc. (“Carmike”) for cash and stock. The purchase price for Carmike was $858,240,000 comprised of cash of $584,291,000 and 8,189,808 shares of our Class A common stock with a fair value of $273,949,000 (based on a closing share price of $33.45 per share on December 20, 2016). We also assumed debt of $230,000,000 aggregate principal amount of 6.00% Senior Secured Notes due June 15, 2023 (the “Senior Secured Notes due 2023”) in connection with the acquisition of Carmike. As of the acquisition date, Carmike operated 271 theatres and 2,923 screens located in 41 states. See Significant Acquisitions, Dispositions, Financing and Recent Developments in Part I, Item 1 of this Annual Report on Form 10-K for additional information. The Odeon and Carmike acquisitions are referred to herein as the “Completed Acquisitions”.

On February 13, 2017, we completed an additional public offering of 19,047,619 shares of Class A common stock at a price of $31.50 per share ($600,000,000), resulting in net proceeds of $579,000,000 after underwriters commission. We used a portion of the net proceeds to repay the aggregate principal amount of Bridge Loan (defined herein) of $350,000,000.

On February 17, 2017, we completed an additional public offering of 1,283,255 shares of Class A common stock at a price of $31.50 per share ($40,423,000), resulting in net proceeds of $39,000,000, pursuant to the partial exercise of the over-allotment option granted to the underwriters.

Initial Public Offering of Holdings:  On December 23, 2013, Holdings completed its initial public offering (“IPO”) of 18,421,053 shares of Class A common stock at a price of $18.00 per share. In connection with the IPO, the underwriters exercised in full their option to purchase an additional 2,631,579 shares of Class A common stock. As a result, the total IPO size was 21,052,632 shares of Class A common stock and the net proceeds to Holdings were approximately $355,299,000 after deducting underwriting discounts, commissions and offering expenses. The net IPO proceeds of $355,299,000 were contributed by Holdings to AMCE.

General:  Our business was founded in Kansas City, Missouri in 1920. Holdings was incorporated under the laws of the state of Delaware on June 6, 2007. We maintain our principal executive offices at One AMC Way, 11500 Ash Street, Leawood, Kansas 66211.

Financial Information about Segments

Beginning with our Odeon acquisition in 2016, we identified two reportable segments for our theatrical exhibition operations, U.S. markets and International markets. Our International markets segment is new this year as a result of the Odeon acquisition. For information about our operating segments, see Note 15 - Operating Segments to the Consolidated Financial Statements under Part II Item 8 of this Annual Report on Form 10-K.

Narrative Description of Business

We are the world’s largest theatrical exhibition company and an industry leader in innovation and operational excellence. Over the course of our nearly 100 year history, we have pioneered many of the theatrical exhibition industry’s most important innovations. We introduced Multiplex theatres in the 1960s and the North American stadium-seated Megaplex theatre format in the 1990s. Most recently, we revolutionized movie-going with the deployment of our theatre renovations featuring plush, powered recliner seating. Our growth has been driven by a combination of organic growth through reinvestment in our existing assets and through the acquisition of some of the most respected companies in the theatrical exhibition industry.

The combination of AMC, Odeon and Carmike makes us the largest theatre operator in the world with 906 theatres and 10,558 screens in eight countries as of December 31, 2016. We are the #1 theatre operator in the United States, the #1 theatre operator in the United Kingdom, Ireland, Italy and Spain; the #2 theatre operator in Austria and Portugal; and the #4 theatre operator in Germany. We have operations in four of the world’s ten largest economies, including four of the five largest European economies (the United Kingdom, Spain, Italy and Germany). Additionally the combined company is the largest global procurer in theatrical exhibition of film, food and beverage items, lighting and theatre supplies.

As of December 31, 2016, we owned, operated or held interests in 660 theatres with a total of 8,293 screens in the United States and 246 theatres and 2,265 screens in European markets. With operations in 44 states, approximately 52% of the U.S. population lives within 10 miles of one of our theatres. We have a diversified footprint with complementary global geographic and guest demographic profiles, which we believe gives our circuit a unique profile and offers strategic and operational advantages. We operate productive theaters in the top markets in the United States and have #1 or #2 market share in the top three markets: New York, Los Angeles and Chicago. Our top five markets, in each of which we hold the #1 or #2 share position, are New York (45% share), Los Angeles (26%), Chicago (42%), Philadelphia (29%) and Dallas (30%). Strategically, these markets and our theatres in them are diverse, operationally complex and, in many cases, the scarcity of new theatre opportunities creates a significant competitive advantage for established locations against newcomers or alternative entertainment options.

Our theatrical exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. We offer consumers a broad range of entertainment alternatives including traditional film programming, independent and foreign films, performing arts, music and sports. We also offer food and beverage alternatives beyond traditional concession items, including made-to-order meals, customized coffee, healthy snacks, beer, wine, premium cocktails and dine-in theatre options. The balance of our revenues is generated from ancillary sources, including on‑screen advertising, fees earned from our AMC Stubs® customer loyalty program, rental of theatre auditoriums, income from gift card and exchange ticket sales, and on‑line ticketing fees.

Approximately 360 million consumers have attended the legacy AMC, Odeon and Carmike theatre circuits, combined for the year ended December 31, 2016. Legacy AMC theatres comprise all AMC theatres owned or in operation prior to the purchase of Odeon and Carmike.

As a result of our ongoing focus to improve the quality of the movie-going experience, legacy AMC theatres continue to maintain leading top-box customer satisfaction scores of greater than 60% and industry leading theatre productivity metrics. Over the period from the beginning of 2011 to December 31, 2016, we believe we have invested more than our most comparable peers and believe our investments are yielding higher rates of return. According to publicly available information for our most comparable peers in the U.S. market, for the year ended December 31, 2016, our U.S. markets circuit led or nearly led in revenues per patron ($15.16), food and beverage per patron ($4.82), and average ticket price ($9.59). We believe that it is the quality of our theatre locations and our customer‑focused innovation that continue to drive improved productivity per location (which we measure as increases in admissions revenues per screen relative to the industry and/or food and beverage revenues per patron).

We continually upgrade the quality of our theatre circuit through substantial renovations featuring our seating concepts, acquisitions, new builds (including expansions), expansion of food and beverage offerings (including dine‑in theatres) and by disposing of older screens through closures and sales. We are an industry leader in the development and operation of theatres.

To ensure that we are an imaginative and bold innovator today and in the years ahead, we have established the following key priorities.

•Through world-class marketing programs we plan to strengthen the bonds with our current guests and create new connections with potential guests, to drive more attendance and increase market share. Our focus is to capture guests’ attention before they even leave their homes-by paying close attention to our brands, our loyalty program and our communication with movie-goers via the internet, either directly or through social media;

•We have a keen focus on the quality of on‑screen presentation and programing content. We plan to continue investing in technical innovation that will allow us to enhance the consumer experience through premium formats such as IMAX®, Dolby Cinema™, 3D and other premium format offerings. Additionally, in recognizing the varied tastes of our guests we will continue to explore offerings of alternative content such as live concerts, sporting events, Broadway shows, opera and other non‑traditional programming to provide incremental revenue;

•We expect to quicken the pace of deploying our proven theatre innovations while simultaneously developing new concepts and initiatives that will elevate the movie-going experience at our theatres;

•We are committed to deploying new technologies that will allow us to prosper and thrive even as consumers look to other ways to watch movies;

•We plan for our growth to be driven through our guest‑focused strategy and profitable acquisitions. We believe that acquisitions offer us additional opportunities to introduce our proven guest focused strategies to new movie-goers and will generate meaningful benefits to guests, associates, studio partners and our shareholders;

•Studios, film makers and other institutions of the movie industry, whether in Hollywood or abroad, are valued partners with whom we must have cooperative and productive relationships; and

•We will continue to motivate our associates by generating pride in their employment at AMC. Because so much of our guest satisfaction is determined by the service delivery of our theatre teams, taking good care of our associates should translate in turn to their taking good care of our guests.

We believe that our size, reputation, financial performance, history of innovation, strong major market presence and highly productive theatre circuit positions us well for the future-a future where we believe the quality of the movie going experience will drive long term, sustainable success. It is our belief that our innovation and guest-centered strategic focus can transform other theatre circuits as well, and as such, our future growth will also include strategic acquisitions. We are constantly improving the quality of the movie-going experience in ways that we believe will increase attendance and capture a greater proportion of total movie-going spending in order to maximize the economic potential of each customer visit, create sustainable growth and deliver shareholder value.

We plan to continue investing in our theatres and upgrading the consumer experience to take greater advantage of incremental revenue-generating opportunities, primarily through an array of improved and differentiated customer experiences in (1) more comfort and convenience; (2) food and beverage; (3) engagement and loyalty; (4) sight and sound; and (5) targeted programming. The following table provides detail with respect to the geographic location of our theatrical exhibition circuit as of December 31, 2016:

U.S. Markets	Theatres(1)	Screens(1)
Alabama	20	256
Arizona	11	184
Arkansas	6	65
California	58	772
Colorado	15	192
Connecticut	6	74
Delaware	1	14
Florida	43	667
Georgia	37	466
Idaho	1	11
Illinois	56	641
Indiana	25	329
Iowa	7	92
Kansas	8	113
Kentucky	7	70
Louisiana	7	95
Maryland	12	131
Massachusetts	9	130
Michigan	17	232
Minnesota	12	160
Missouri	12	150
Montana	5	52
Nebraska	5	57
Nevada	2	28
New Hampshire	1	10
New Jersey	29	360
New Mexico	2	14
New York	25	273
North Carolina	25	325
North Dakota	4	30
Ohio	15	190
Oklahoma	20	200
Oregon	1	12
Pennsylvania	31	339
South Carolina	9	91
South Dakota	4	31
Tennessee	22	243
Texas	46	673
Utah	3	33
Virginia	12	164
Washington	14	161
West Virginia	2	20
Wisconsin	7	91
Wyoming	1	9
District of Columbia	5	43
Total U.S. Markets	660	8,293

International Markets
Austria	3	38
Germany	23	203
Ireland	11	77
Italy	48	481
Portugal	3	45
Spain	46	522
United Kingdom	112	899
Total International Markets	246	2,265
Total	906	10,558

(1)

Included in the above table are 11 theatres and 107 screens that we manage or in which we have a partial interest. We manage and own 50% economic interests in 5 theatres accounted for following the equity method and own a 50% economic interest in 1 IMAX® screen accounted for following the equity method.

We were founded in 1920 and since then have pioneered many of the theatrical exhibition industry’s most important innovations. In addition, we have acquired some of the most respected companies in the theatrical exhibition industry, including Loews, General Cinema, Kerasotes, Starplex Cinemas, Odeon and Carmike. Our historic growth has been driven by a combination of organic growth and acquisition strategies, in addition to strategic alliances and partnerships that highlight our ability to capture innovation and value beyond the traditional exhibition space. For example:

•

In March 2005, we formed a joint venture with Regal Entertainment Group (“Regal”) and combined our respective cinema screen advertising businesses into a company called National CineMedia, LLC (“NCM”). In July 2005, Cinemark Holdings, Inc. (“Cinemark”) joined NCM by contributing its cinema screen advertising business and, together with us and Regal, became “Founding Members” of NCM. As of December 31, 2016, we owned 23,862,988 common units in NCM, or a 17.40% ownership interest in NCM. All of our NCM membership units are redeemable for, at the option of NCM, cash or shares of common stock of National CineMedia, Inc. (“NCM, Inc.”), on a share-for-share basis. In December 2015, we elected to exchange 200,000 NCM membership units for 200,000 common shares of NCM, Inc. The estimated fair value of our units in NCM and our common shares of NCM, Inc. was approximately $354.4 million based on the closing price per share of NCM, Inc. on December 31, 2016, of $14.73 per share. NCM operates an in-theatre digital network in the United States. NCM’s primary activities that impact our theatres include advertising through its branded “First Look” pre-feature entertainment program, lobby promotions and displays. See Note 5 - Investments under Part II Item 8 of this Annual Report on Form 10-K for a discussion of our required divestiture of our investment in NCM in connection with the acquisition of Carmike Cinemas and other information related to this investment.

•

We believe that the reach, scope and digital delivery capability of NCM’s network provides an effective platform for national, regional and local advertisers to reach an engaged audience. We receive a monthly theatre access fee for participation in the NCM network. In addition, we are entitled to receive mandatory quarterly distributions of excess cash from NCM.

•

In March 2011, we announced the launch of an innovative distribution company called Open Road Films, LLC (“Open Road Films”) along with another major theatrical exhibition chain. Open Road Films is a dynamic acquisition-based domestic theatrical distribution company that concentrates on wide-release movies. Their first film, Killer Elite, was released in September 2011 and in 2015 the Open Road release Spotlight won Best Picture at the Academy Awards. Releases during calendar 2016 include Fifty Shades of Black, Triple, Mother’s Day, Gleason, Snowden, Max Steel and Bleed for This.

•

In December 2013, NCM spun-off its Fathom Events business to a newly formed limited liability company AC JV, LLC (“AC JV”), owned 32% by each of the Founding Members and 4% by NCM. AC JV focuses exclusively on alternative content programming, including live and pre-recorded concerts, sporting events and other non-film entertainment.

•

We hold a 29% interest in Digital Cinema Implementation Partners, LLC (“DCIP”), a joint venture charged with implementing digital cinema in our theatres, which has allowed us to substantially complete our planned digital deployments. Future digital cinema developments will be managed by DCIP, subject to certain approvals.

•

We own a 14.6% interest in Digital Cinema Distribution Coalition, LLC (“DCDC”), a joint venture with certain other exhibitors and film distributors. DCDC was formed to develop a satellite distribution network for feature films and other digital cinema content. As of December 31, 2016, 601 of our theatre locations are equipped to receive content via the DCDC network.

The following table sets forth our historical information concerning new builds (including expansions), acquisitions and dispositions (including net construction closures) and end-of-period operated theatres and screens through December 31, 2016:

					Permanent/Temporary
					Closures/(Openings),
	New Builds		Acquisitions		net		Total Theatres
	Number of	Number of	Number of	Number of	Number of	Number of	Number of	Number of
Fiscal Year	Theatres	Remodels	Theatres	Screens	Theatres	Screens	Theatres	Screens
Beginning balance							297	4,433
2010	1	6	—	—	11	105	287	4,334
2011	1	14	95	960	33	359	350	4,949
2012	1	12	—	—	15	106	336	4,855
Transition period ended December 31, 2013	—	—	11	166	5	46	342	4,975
Calendar 2013	1	12	4	37	4	61	343	4,963
Calendar 2014	3	29	4	36	4	81	346	4,947
Calendar 2015	2	23	40	410	1	(46)	387	5,426
Calendar 2016	2	17	520	5,201	3	86	906	10,558
	11	113	674	6,810	76	798

We have created and invested in a number of allied businesses and strategic initiatives that have created differentiated viewing formats and experiences, greater variety in food and beverage options and value appreciation for AMC. We believe these initiatives will continue to generate incremental value for us in the future. For example:

•

To complement our deployment of digital technology, in 2006 we partnered with RealD to install its 3D enabled systems in our theatres. As of December 31, 2016, we had 5,070 3D screens, including 82 proprietary large format (“PLF”) screens and 196 IMAX® screens that are 3D enabled. During the year ended December 31, 2016, 3D films licensed by us in the U.S. have generated approximately 41% greater admissions revenue per person than the standard 2D versions of the same film, or approximately $3.71 additional revenue per ticket.

•

IMAX® is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. IMAX® offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX® theaters to connect with audiences in innovative ways, and as such, IMAX’s theater network is among the most important and successful theatrical distribution platforms for major event films around the world.

•

As of December 31, 2016, AMC is the largest IMAX® exhibitor in the U.S. with a 51% market share, and each of our IMAX® local installations is protected by geographic exclusivity. As of December 31, 2016, our IMAX® screen count is 100% greater than our closest competitor. We believe we have had considerable success with our IMAX® partnership, and in June 2016, we announced an agreement to expand the number of IMAX® screens in our U.S. theatres to 185 by the end of 2019.

•

Dolby Cinema™ at AMC. In May 2015, we partnered with Dolby Laboratories, Inc. to unveil a premium cinema offering for movie-goers that combined state-of-the-art image and sound technologies with inspired theatre design and comfort. Dolby Cinema™ at AMC includes Dolby Vision™ laser projection and object oriented Dolby Atmos audio technology, as well as AMC’s plush power reclining seats with seat transducers that vibrate with the action on screen.

•

As of December 31, 2016, we have 48 fully operational Dolby Cinema™ at AMC screens. In August 2016, we announced the acceleration of our Dolby Cinema™ at AMC deployment. We expect to have 100 Dolby Cinema™ at AMC auditoriums operational by the end of 2017 and we expect to have 160 operational by the end of 2018.

•

Prime at AMC. We believe there is considerable opportunity to add a private label PLF format in many of our locations, with superior sight and sound technology and enhanced seating as contrasted with our traditional auditoriums. This PLF format will give AMC the capability to add a screen in theatres already outfitted with IMAX® and/or Dolby Cinema™ at AMC. Also, this PLF should offer an enhanced theatrical experience for movie-goers beyond AMC’s current core theatres, but may not carry the same price premium as IMAX® or Dolby Cinema™ at AMC nor will there be any sharing of revenue like our arrangements with IMAX® and Dolby Cinema™. Therefore, it may be especially relevant in smaller or more price sensitive markets.

•

Our tickets are currently on sale over the Internet at the AMC website, Atom Tickets, Fandango®, Movietickets.com® and Flixster®. During calendar 2016, our Internet and mobile app ticketing services sold approximately 54 million tickets for us. We believe there is additional upside in our future Internet ticketing service alliances which would provide consumers with mobile ticketing applications and integration with our digital marketing programs.

Consistent with our history and culture of innovation, we believe we have pioneered a new way of thinking about theatrical exhibition: as a consumer entertainment provider. This vision, which introduces a strategic and marketing overlay to traditional theatrical exhibition, has been instrumental in driving and redirecting our future strategy.

The following table provides detail with respect to digital delivery, 3D enabled projection, large screen formats, such as IMAX® and our proprietary Dolby Cinema™ at AMC, other PLF screens, enhanced food and beverage offerings and our premium seating as deployed throughout our circuit on December 31, 2016:

Format	Theatres	Screens
Digital	906	10,558
3D enabled (includes IMAX,and PLF)	906	5,070
IMAX (3D enabled)	195	196
Dolby CinemaTM at AMC	48	48
Other PLF (3D enabled)	82	82
Dine-in theatres	24	342
Premium seating	190	1,984

Our Strategy

Through most of its history, movie-going has been defined by product - the movies themselves. Yet, we believe long term significant, sustainable changes in the economics of the business and attendance patterns have been driven by improvements to the movie-going experience, not the temporary ebb and flow of product.

We are committed to maintaining a leadership position in the exhibition industry by focusing on forward thinking initiatives for the benefit of our guests. Improving the guest experience remains at our core and is now supported by three strategic elements:  1) Enhance, 2) Engage and 3) Expand. Consistent with our history and culture of innovation, we believe our vision and relentless focus on these three elements, which apply strategic and marketing components to traditional theatrical exhibition, will drive our future success.

1)	Enhance

We plan to continue investing in our theatres and enhancing the consumer experience to take greater advantage of incremental revenue-generating opportunities, primarily through more and faster deployment of comfort and convenience innovations, imaginative food and beverage initiatives, and exciting PLF offerings.

Recognizing the success of our proven theatre innovations, we expect to quicken the pace of deployment while simultaneously leveraging new technology to develop new concepts and initiatives that will elevate the movie-going experience at our theatres.

Comfort and Convenience Innovations - Recliner seating is the key feature of our theatre renovations. We believe that maximizing comfort and convenience for our customers will be increasingly necessary to maintain and improve our relevance. These renovations, in conjunction with capital contributions from our landlords, involve stripping theatres to their basic structure in order to replace finishes throughout, upgrade the sight and sound experience, install modernized points of sale and, most importantly, replace traditional theatre seats with plush, electric recliners that allow customers to deploy a leg rest and fully recline at the push of a button. The renovation process typically involves losing up to two-thirds of a given auditorium’s seating capacity. For an industry historically focused on quantity, this reduction in seating capacity could be viewed as counter-intuitive and harmful to revenues. However, the quality improvement in the customer experience is driving a 40% to 60% increase in attendance at these locations in their first year post renovation. Our customers have responded favorably to the significant personal space gains from ample row depths, ability to recline or stretch their legs, extra-wide pillowed chaise and oversized armrests. The reseated theatres attract more midweek audiences than normal theatres and tend to draw more adults who pay higher ticket prices than teens or young children. We typically do not change ticket prices in the first year after renovation, however, in subsequent years we typically increase our ticket prices by amounts well in excess of price adjustments for our non‑renovated theatres.

We plan to continue investing in our theatres and upgrading the consumer experience to take greater advantage of incremental revenue-generating opportunities, primarily through an array of improved and differentiated customer experiences. These experiences include greater engagement and loyalty through world class marketing, a keen focus on the quality of on-screen presentation and programming content, more and faster deployment of comfort and convenience and food and beverage initiatives, all while developing and utilizing new technologies across these platforms for the benefit of our consumers.

We also plan to continue growing through profitable acquisitions. We believe that acquisitions offer us additional opportunities to introduce our proven guest focused strategies to new movie-goers and will generate meaningful benefits to guests, associates, studio partners and our shareholders.

As of December 31, 2016, we now feature recliner seating in approximately 190 theatres, including Dine-in-Theatres, totaling approximately 1,984 screens and representing approximately 35% of total legacy AMC screens. By the end of 2017 and 2018, we expect legacy AMC theatres to operate 2,650 and 3,350 screens with recliner seating, respectively. Based on feedback from our guests, we believe there is universal appeal for the ample space, comfort and convenience of our powered recliners, and that appeal will translate into additional attendance in new markets both domestically and in Europe. As such, deploying powered recliners will be an integral strategy in the former Carmike and Odeon circuits going forward as we are targeting approximately 42% of our total screens to be comprised of screens with recliner seating by the end of 2021.

We are currently testing new recliner seat designs and innovations that will continue to provide guests with an improved level of comfort and convenience while optimizing the number of seats available for guests post renovation. Reducing the number of seats removed during renovation, would expand the number of theatres we could renovate, allowing us to introduce our guest centered amenities to more movie-goers.

Rebalancing of the new supply-and-demand relationship created by recliner seating presents us two further opportunities to improve customer convenience and maximize operating results: open-source internet ticketing and reserved seating.

Open-source internet ticketing makes legacy AMC’s entire universe of seats (over 820,000 as of December 31, 2016), for all our show times, as available as possible, on as many websites and mobile applications as possible. This is a significant departure from the years prior to 2012, when tickets to any one of our theatres were only available on one website. We most recently deployed new technology by partnering with Atom Tickets to allow guests to utilize Atom’s mobile movie ticketing platform to purchase our tickets. Atom’s technology allows movie-goers to check movie reviews and AMC show times, coordinate movie outings among friends while allowing them to pay separately, and pre‑pay for concession items. Our tickets are currently on sale over the internet, either directly or through mobile apps, at our own website and app and Fandango®, Movietickets.com®, Flixster® and Atom Tickets. We believe increased online access is important because it captures customers’ purchase intent more immediately and directly than if we wait for their arrival at the theatre box office to make a purchase. Carefully monitoring internet pre-sales also lets us adjust capacity in real time, moving movies that are poised to over perform to larger capacity auditoriums or more additional auditoriums, thereby maximizing yield.

Reserved seating, at some of legacy AMC’s busiest theatres, and now available at all of legacy AMC’s Manhattan, New York City locations, allows our customers to choose a specific seat in advance of the movie. We believe that knowing there is a specifically chosen seat waiting for a show that promises to be a sellout is comforting to our customers, reduces anxiety around the experience and compels ticket purchases. We believe reserved seating will become increasingly prevalent to the point of being a prerequisite in the medium-term future.

We believe the comfort and personal space gains from recliner seating, coupled with the immediacy of demand captured from open-source internet ticketing and the appeal of reserved seating make a powerful economic combination for us.

Imaginative Food and Beverage Initiatives - The acceleration of initiative deployment also applies to food and beverage enhancements. To address recent consumer trends, we are expanding our menu of enhanced food and beverage products to include made-to-order drinks and meals, customized coffee, healthy snacks, premium beers, wine and mixed drinks and other gourmet products. We plan to invest across a spectrum of enhanced food and beverage formats, ranging from simple, less capital‑intensive food and beverage design improvements to the development of new dine‑in theatre options.

Leading the charge are our MacGuffins Bar and Lounges (“MacGuffins”) which give us a fresh opportunity to engage our over-21 customers. We believe that few innovations have won over the adult movie goer more decisively than our full service bars featuring premium beers, wines and liquors. Extremely versatile in design with a significant impact on theatre economics, MacGuffins is our fastest growing idea in the enhanced food and beverage space. As of December 31, 2016, we offer alcohol in approximately 178 legacy AMC theatres and when combined with the former Carmike theatres that serve alcohol, we expect to increase that number to approximately 275 by the end of 2017. We believe there is ample opportunity to introduce premium beers, wines and liquors throughout the former Carmike and Odeon circuits, and we would like to install our MacGuffins concept in as many theatres globally as we can. We will continue to work with state and local officials in the United States, and the necessary officials in Europe to expand the number of theatres with this appealing amenity. Due to our success in operating MacGuffins, we believe we can leverage our substantial experience when it comes to permitting, installing and commissioning these improvements.

Coca Cola Freestyle® puts customers in charge with over 140 drink flavor options in a technologically advanced compact footprint. Our operational excellence and history of innovation rewarded us with first-mover advantage on this new technology, which, as of December 31, 2016, was deployed in substantially all legacy AMC theatres. This technology improves the guest experience, shortens lines in our concession areas and allows for more efficient staffing. We expect to install Coca Cola Freestyle® machines in 100% of AMC’s domestic theatres, including all former Carmike theatres, by the end of 2017, and we have already begun the rollout at the Odeon theatres.

Our commitment to participate in new technologies is evident in the recent testing of new food and beverage functionality for our new website and mobile apps. In our reserved seat auditoriums, our innovative new service allows for advance online ordering of concession items with an advance ticket order that is then delivered to the guest’s seat at a specified time of the guest’s choosing. Initial results are encouraging, and we could expect a broad rollout of this innovation in U.S. theatres over the next three to nine months. We are currently evaluating system compatibility and mobile application functionality to determine timing for deployment in Europe.

The successful implementation of these initiatives has resonated with our guests and led to increases in ticket sales, revenue, cash flow and shareholder value. This is demonstrated by an increased take-rate for our food and beverage offerings. The number of guests at legacy AMC theatres who are choosing to purchase a beverage or food item has increased from 64% of our attendance in 2011 to approximately 71% in 2016. We believe that focusing on improving the guest experience offers universal appeal whether domestically or internationally, and as such, we intend to leverage our organic growth through strategic acquisitions like Carmike and Odeon for the benefit of millions of new AMC movie-goers.

Exciting Premium Large Format Offerings - Our business is a visual and aural medium requiring a keen focus on the quality of on-screen presentation and programing content to ensure success. PLF auditoriums generate our highest customer satisfaction scores, and we believe the investment in premium formats increases the value of the movie-going experience for our guests, ultimately leading to additional ticket revenue. To that end we are committed to investing in and expanding our offerings of the best sight and sound experiences through a combination of our partnerships with IMAX® and Dolby Cinema™ and the future development of our own proprietary PLF offering.

IMAX®—IMAX® is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. IMAX® offers a unique end‑to‑end cinematic solution combining proprietary software, theater architecture and equipment to create the highest‑quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX® theaters to connect with audiences in innovative ways, and as such, IMAX’s theater network is among the most important and successful theatrical distribution platforms for major event films around the world.

As of December 31, 2016, legacy AMC was the largest IMAX® exhibitor in the U.S., with 178 (3D enabled) IMAX® screens including 27 IMAX® screens from our Carmike acquisition and a 51% market share. Each one of our IMAX® local installations is protected by geographic exclusivity, and as of December 31, 2016, our IMAX® screen count was 100% greater than our closest competitor. Based on the continued success of our IMAX®  partnership, in June 2016, legacy AMC announced an agreement to expand the number of IMAX® screens in our U.S. theatres to 185 by the end of 2019, further reinforcing our position as the largest IMAX® exhibitor in the U.S. We also added 18 IMAX® screens in Europe as a part of our Odeon acquisition. We will also expand our IMAX® relationship into former Carmike and Odeon theatres as we integrate both circuits, further strengthening our position as the largest IMAX® exhibitor in the U.S. and making us the largest IMAX® distributor in the United Kingdom and Europe.

Dolby Cinema™ at AMC— Dolby Cinema™ at AMC was introduced to AMC guests in May 2015, when we partnered with Dolby Laboratories, Inc., to unveil a premium cinema offering for movie-goers that combined state‑of‑the‑art image and sound technologies with inspired theatre design and comfort. Dolby Cinema™ at AMC includes Dolby Vision™ laser projection and object‑oriented Dolby Atmos® audio technology, as well as AMC’s plush power reclining seats with seat transducers that vibrate with the action on screen.

In August 2016, we announced the acceleration of our Dolby Cinema™ at AMC deployment and as of December 31, 2016, we operated 48 Dolby Cinema™ at AMC auditoriums. The legacy AMC circuit expects to have 160 Dolby Cinema™ at AMC auditoriums operational by the end of 2018. We expect to expand deployment of our innovative Dolby Cinema™ at AMC auditoriums into former Carmike and Odeon locations as we integrate both circuits.

Prime at AMC—We believe there is considerable opportunity to add a private label PLF experience to many of our locations, with superior sight and sound technology and enhanced seating as contrasted with our traditional auditoriums. This proprietary PLF auditorium will be branded Prime at AMC and is expected to offer an enhanced theatrical experience for movie-goers beyond our current core theatres, but may not carry the same price premium as IMAX® or Dolby Cinema™ at AMC. Therefore, it may be especially relevant in smaller or more price sensitive markets. We expect to launch our first Prime at AMC auditorium in March 2017.

2)	Engage

Utilizing World Class Marketing - AMC is engaging moviegoers with world-class and industry-leading marketing activities to strengthen the bonds with our current guests and create new connections with potential customers that drive both growth and loyalty.  This effort begins with the legacy AMC loyalty program, AMC Stubs®, which we believe is one of the most popular loyalty programs in the industry. AMC Stubs® is a customer loyalty program which allows members to earn rewards, receive discounts and participate in exclusive members‑only offerings and services. In July 2016, we completed a national relaunch of our AMC Stubs® loyalty program featuring both a traditional paid tier called AMC Stubs Premiere™ and a new non-paid tier called AMC Stubs Insider™. Both programs reward loyal guests for their patronage of AMC theatres. The AMC Stubs Insider™ tier rewards guests for simply coming to the movies, and benefits include free refills on certain food items, discount ticket offers, a birthday gift and 20 reward points earned for every dollar spent. For a $15 annual membership fee, AMC Stubs Premiere™ members enjoy express service with specially marked shorter lines at the box office and concession stand, free size upgrades on certain food and beverage items, discount ticket offers, a birthday gift, discounted online ticketing fees and 100 points for every dollar spent. Some of the rewards earned are redeemable on future purchases at AMC locations.

As of June 30, 2016, prior to our national relaunch, we had 2,672,000 active member households in the AMC Stubs® program. As of December 31 2016, we had more than 5,263,000 active member households enrolled in both the AMC Stubs Premiere™ and AMC Stubs Insider™ programs, combined. New members are enrolling in the new AMC Stubs® program at a rate greater than 11 times the number of enrollments during the same period in 2015. Our AMC Stubs® members represented approximately 23% of legacy AMC attendance during the year ended December 31, 2016. We expect the number of member households to double over the next 24 to 36 months. We believe movie-goers want to be recognized and rewarded for attending our theatres and as a result, our new AMC Stubs® program is designed to strengthen guest loyalty, attract new guests and drive additional return visits. Our much larger database of identified moviegoers also provides us with additional insight into our customers’ movie preferences, and this enables us to have both a larger and a more targeted marketing effort to support our Hollywood studio partners. We intend to creatively mine this rapidly growing consumer database to increase sales and otherwise boost loyalty to AMC.

Movie-goers will be able to enroll in the AMC Stubs® program and earn loyalty rewards at the former Carmike theatres as we convert former Carmike point of sale systems to AMC systems. We expect those conversions to be completed during the second quarter of 2017.

Odeon currently has loyalty programs in all the major territories in which it operates. Odeon movie-goers can earn points for spending money at the theatre, and those points can be redeemed for tickets and concession items at a later date. Odeon currently has more than three million active members in these various loyalty programs. We are currently evaluating the Odeon loyalty programs to determine how best to reward our European movie-goers and heighten guest loyalty to drive additional attendance to Odeon theatres.

Our marketing efforts are not limited to our loyalty program as we seek to improve our customer connections. Given the high degree of acceptance by consumers to interacting with companies through their website and apps, legacy AMC introduced an all-new website and mobile application in 2016. The new website and app are designed to offer a more graphically rich interface, feature more robust content and improve functionality. We believe our new website and mobile application provide users with an improved online experience where they can more easily find information about movies, theatres and amenities and seamlessly purchase tickets and concessions online.

The competitive advantage of a robust and easy‑to‑use online and mobile presence combined with an effective loyalty program that provides better market intelligence to anticipate customer’s future behavior should allow us to capture incremental share of both entertainment dollars and time.

Additionally, to align guest expectations and cost structures across the broader U.S. platform comprised of legacy AMC and former Carmike theatres, on March 1, 2017 we announced a differentiated multi-brand strategy.

During 2017, all Carmike theatres will be re-branded to be part of the AMC theatres. Every AMC location will operate under one of the following AMC brands:

•

AMC Theatres – AMC Amazing. Approximately 400 theatres, located primarily in larger, more urban markets, offering the AMC amazing experience through amenities such as recliner seating, MacGuffins bars, and PLF auditoriums like IMAX® at AMC, Dolby Cinema™ at AMC, and AMC’s new proprietary PLF, “Prime at AMC.”

•

AMC Classic Theatres – America’s Hometown Theatres. Approximately 200 theatres, located primarily in smaller mid-sized and suburban markets, offering fun, friendly, amenities guests can depend on for a great movie-going experience with value in mind. These theatres will offer Coca-Cola Freestyle® machines and menu items like pretzel bites, movie nachos, and refillable annual popcorn buckets.  Some AMC Classic theatres may include MacGuffins bars and Prime at AMC PLF auditoriums. The brand logo for AMC Classic incorporates the folded “C” graphical element from the legacy Carmike brand logo while adopting Carmike’s “America’s Hometown Theatres” tagline.

•

AMC Dine-In Theatres – Movies with a Menu. Approximately 60 locations, equipped with full kitchens and MacGuffins full bars, will offer great experiences including full-service dining as well as delivery-to-seat and/or express-pick up of AMC’s menu and beverage offerings. Guests can enjoy a variety of fresh, hand-crafted menu items that rival anything they’d find at their local restaurant, as well as an exciting array of drinks and desserts - all from the comfort of their seat while taking in the latest film.

The new branding strategy is just one example of how we intend to extend our world class marketing strengths, including our loyalty program and our robust, easy‑to‑use online and mobile presence across our larger footprint as we work to integrate our recent acquisitions. We also expect to retain some of the existing guest engagement and marketing programs currently utilized at both Carmike and Odeon to further bond with our guests.

Target Programming - Our fundamental business, historically and now, revolves around the theatrical exhibition of Hollywood movies. If a movie is commercially available, it is likely to be playing at an AMC theatre today or tonight, because we schedule shows in the morning, afternoon and even at midnight or later, just to make sure it is convenient for our customers.

Increasingly, we are playing movies and other content originating from more sources. We believe that as diversity grows in the United States, the United Kingdom and in Europe, the ability to adapt and target programming for a fragmented audience will become critical. We believe this is something we already focus on.

For movies targeted at diverse audiences, legacy AMC theatres frequently experience attendance levels greater than our average, national market share. Legacy AMC theatres have a strong Bollywood following with more than 60 locations serving diaspora audiences. During the year ended December 31, 2016, legacy AMC theatres exhibited 125 popular Indian movies which generated approximately $18 million of box office revenue.

Through AMC Independent™, we have also reached into the independent production and distribution community. Growing quickly from our inception five years ago, legacy AMC theatres played 249 films (excluding community programming and film festivals) during the year ended December 31, 2016 from this very creative community, generating $76 million in U.S. box office revenue.

Open Road Releasing, LLC (“Open Road Releasing”), operator of Open Road Films, our joint venture with another major exhibitor, is similarly undertaking an effort to grow our sources of content and provide access to our screens for content that may not otherwise find its way there. Open Road Films’ 2015 release Spotlight won the Academy Award for Best Picture.

Fathom Events (“Fathom”) is another joint venture with several major exhibitors and is the recognized leader in the alternative entertainment industry, offering a variety of one of a kind entertainment events in movie theaters nationwide that include live, high definition performances of the Metropolitan Opera, the performing arts, major sporting events, music concerts, comedy series, Broadway shows, original programming featuring entertainment’s biggest stars, socially relevant documentaries with audience Q&A and much more. We are working with Fathom to further broaden our programming options to appeal to even wider audiences.

We believe we are a vital partner for Hollywood studios and for independent distributors because we generate more box office revenue per screen and provide stronger in theatre and online promotional exposure for their movies. To that end, we are committed to working with our studio partners to further innovation, exchange ideas and discover mutually beneficial ways to expand movie-going. We are a content owner’s highest quality revenue stream, because every customer pays every time they watch the content. Among all theatres, our venues are the most valuable to content owners, and we believe their product is more productive in one of our theatres.

3)	Expand

We intend to grow through the deployment of our strategic growth initiatives as well as through profitable acquisitions. Our acquisition strategy combines discipline and purpose with a strong investment thesis for each transaction that we believe will drive value in the long term.

Acquisitions expand the platform, whether domestically or internationally, upon which to further deploy our proven strategic initiatives while further diversifying AMC’s consumer base, leading to greater appeal for more films.

The additional scale achieved through acquisitions also serves to benefit AMC through global procurement savings and increased overhead efficiencies.

We believe that acquisitions offer us additional opportunities to introduce our proven guest focused strategies to new movie-goers and will generate meaningful benefits to guests, associates, studio partners and our shareholders.

We believe significant financial opportunities exist in our current portfolio of theatres both in the United States and in Europe, and we have a substantial pipeline of investments to exploit that offer incremental attendance-generating and revenue-generating prospects. By expanding through acquisitions and deploying building-by-building solutions from a proprietary menu of proven, customer-endorsed comfort and convenience, enhanced food and beverage, and premium sight and sound concepts, we believe we have the formula for continuing growth and success.

Our Competitive Strengths

We believe we have the following competitive strengths:

Leading Market Share in Important, Affluent and Diverse Markets— Across the three biggest metropolitan markets in the United States—New York, Los Angeles and Chicago, representing 19% of the country’s total box office—we hold a 36% combined market share. As of December 31, 2016, we have theatres located in 24 of the top 25 U.S. markets, holding the #1 or #2 position in 22 of those 25 markets based on box office revenue. On any given weekend, approximately one third of the top ten theatres for the #1 opening movie title in the United States are AMC theatres, according to data provided by Rentrak. We are also the #1 theatre operator in the United Kingdom, Ireland, Italy and Spain; the #2 operator in Austria and Portugal; and the #4 operator in Germany. We believe our strong presence in these top markets makes our theatres highly visible and therefore strategically more important to content providers, who rely on the large audiences and marketing momentum provided by major markets to drive opinion‑making and deliver a movie’s overall box office results.

We have a diversified footprint with complementary global geographic and guest demographic profiles. There are inherent complexities in effectively and efficiently serving them. In some of our more densely populated major metropolitan markets, there is also a scarcity of attractive retail real estate opportunities. Taken together, these factors solidify our market share position. Further, our history and strong presence in these markets have created a greater opportunity to introduce our enhanced customer experience concepts and exhibit a broad array of programming and premium formats, all of which we believe drive higher levels of attendance and higher revenues at our theatres.

The recent Carmike acquisition further diversifies our footprint with theatres located in complementary suburban and rural markets as well as in geographic areas of the United States like the southeast, where legacy AMC did not have a strong presence. Guests from different demographic and geographic profiles have different tastes in movies, and we believe by broadening our geographic base, we can help mitigate the impact of film genre volatility on our box office revenues.

Well Located, Highly Productive Theatres—Our legacy U.S. theatres are generally located in the top retail centers across the United States. We believe this provides for long-term visibility and higher productivity, and is a key element in the success of our Enhanced Food and Beverage and More Comfort and Convenience initiatives. Our location strategy, combined with our strong major market presence and our focus on a superior customer experience, enable us to deliver industry-leading theatre-level productivity. During the year ended December 31, 2016, five of the ten highest grossing theatres in the United States were legacy AMC theatres, according to data provided by Rentrak. During the same period legacy AMC’s average total revenues per theatre was more than $8.0 million. This per unit productivity is important not only to content providers, but also to developers and landlords, for whom per location and per square foot sales numbers are critical measures. The net effect is a close relationship with the commercial real estate community, which often gives us first‑look and preferred tenant status on emerging opportunities.

Recognizing that the former Carmike theatres we acquired in 2016, are located primarily in smaller, suburban and rural markets, we do expect our total revenues per theatre to be impacted going forward. However, in general, theatres located in smaller suburban and rural markets tend to have less competition and a lower cost structure, and we believe when combined with our innovative strategic initiatives have the potential to improve productivity.

Many Odeon theatres share similar characteristics as legacy AMC theatres in that they tend to be located in the top retail centers in major metropolitan markets with higher visibility. We believe that deploying our proven strategic initiatives in these markets will help drive attendance and greatly improve productivity.

Selectively Participating in a Consolidating Industry—Throughout the last two decades, AMC has been an active participant in our industry’s consolidation. In that span, we have acquired and successfully integrated Loews, General Cinema, Kerasotes, select operations of Rave Digital Media and Rave Review Cinemas, in 2015, acquired SMH Theatres, Inc. (“Starplex Cinemas”) and in 2016, acquired Odeon and Carmike. We intend to selectively pursue acquisitions in the United States and internationally where the characteristics of the location, overall market and facilities further enhance the quality of our theatre portfolio. The recently Completed Acquisitions and the proposed Nordic Acquisition are in furtherance of this strategy.

Additionally, our focus on improving the customer experience and our strong relationships with landlords and developers have provided opportunities to expand our footprint in existing markets by acquiring competitors’ existing theatres at the end of their lease term at little or no cost. We believe that our More Comfort and Convenience and Enhanced Food and Beverage concepts have high appeal to landlords wanting to increase traffic and sales in their retail centers. These “spot acquisitions” have given us the ability to bolster our presence in existing markets at relatively low cost and more quickly (weeks, months) as compared to new builds (months, years).

Substantial Operating Cash Flow—For the years ended December 31, 2016, December 31, 2015 and December 31, 2014, legacy AMC’s net cash provided by operating activities totaled $431.7 million, $467.6 million, and $297.3 million, respectively. We believe that our strategic initiatives, highly productive theatre circuit and continued focus on cost control will enable us to generate sufficient cash flow provided by operating activities to execute our strategy, to grow our revenues, maintain our facilities, service our indebtedness and pay dividends to our stockholders.

Experienced and Dynamic Team—Our senior management team, led by Adam Aron, President and Chief Executive Officer, has the expertise that we believe will be required to transform movie-going from a commodity to a differentiated entertainment experience. A dynamic and balanced team of executives combines long-tenured leaders in operations, real estate and finance who contributed to building AMC’s hard earned reputation for operations excellence with creative entertainment and restaurant industry executives in marketing, programming and food and beverage who bring to AMC business acumen and experience that support innovation in theatrical exhibition.

Our senior management team has experience operating both domestic and international theatres, having at one time operated more than 100 theatres with more than 1,200 screens in 11 countries outside of the United States.

In July 2013, we relocated our Theatre Support Center to a new, state-of-the-art facility in Leawood, Kansas. With a technology platform that provides for real-time monitoring of AMC screens across the country and a workplace conducive to collaboration and teamwork, our management team has the organization well aligned with our strategy.

Furthermore, we believe that our people, the nearly 21,300 legacy AMC associates, constitute an essential strength of AMC. They strive to make movie-going experiences at AMC always a treat. Our auditoriums offer clear and bright projection, our food is hot and our drinks are cold. Our doors, lobbies, hallways and bathrooms are clean and we select and train our people to make smiles happen. We create events and want our customers to always feel special at an AMC theatre. This is an experience delivered approximately 200 million times a year.

Over the past five years, we have enhanced the quality and increased the variety at our food and beverage stands, introduced in-theatre dining options in many markets, launched our industry-leading loyalty program, AMC Stubs®, and in 2015 achieved our highest ever overall ratings for top-box customer satisfaction. We feel like this is only the beginning.

Key Strategic Shareholder—In August 2012, we were acquired by Dalian Wanda Group Co. (“Wanda”), one of the largest, privately-held conglomerates in China and post the initial public offering Wanda remains our single largest shareholder with a 68.83% ownership stake as of December 31, 2016. In addition to its core business as a prominent developer and owner of commercial real estate, Wanda also owns related businesses in entertainment, hospitality and retail. Wanda is the largest theatre exhibition operator in China through its controlling ownership interest in Wanda Cinema Line. The combined ownership and scale of AMC and Wanda Cinema Line has enabled us to enhance relationships and obtain better terms from important food and beverage, lighting and theatre supply vendors, and to expand our strategic partnerships with IMAX® and Dolby®. When our scale and Wanda’s growth are taken into account, we believe AMC is the most efficient and effective partner a content owner has. Wanda is controlled by its chairman, Mr. Jianlin Wang.

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

During the 2016 calendar year, films licensed from our seven largest distributors based on revenues accounted for approximately 90% of our U.S. admissions revenues. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor’s films in any given year.

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

To address recent consumer trends, we are expanding our menu of enhanced food and beverage products to include made-to-order drinks and meals, customized coffee, healthy snacks, premium beers, wine and mixed drinks and other gourmet products. We plan to invest across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage design improvements to the development of new dine-in theatre options. The costs of these conversions in some cases are partially covered by investments from the theatre landlord. We currently operate 24 Dine-In Theatres that deliver chef-inspired menus with seat-side or delivery service to luxury recliners with tables. Our recent Dine-In Theatre concepts are designed to capitalize on the latest food service trend, the fast casual eating experience.

Coca Cola Freestyle® puts customers in charge with over 140 drink flavor options in a compact footprint. Our operational excellence and history of innovation rewarded us with first-mover advantage on this new technology, which, as of December 31, 2016, was deployed in substantially all of our legacy AMC theatres. We expect to install Coca Cola Freestyle® machines in 100% of AMC’s domestic theatres, including all former Carmike theatres, by the end of 2017, and we have already begun the rollout at the Odeon theatres.

Employees

As of December 31, 2016, we employed approximately 3,194 full-time and 38,179 part-time employees. Approximately 50% of our U.S. theatre employees were paid the minimum wage. We consider our employee relations to be good.

Theatrical Exhibition Industry and Competition

U.S. Markets

Movie-going is embedded in the American social fabric. For over 100 years people young and old, of all races and socio-economic levels, have enjoyed the entertainment that motion pictures offer.

In the United States, the movie exhibition business is large, stable and mature. While in any given calendar quarter the quantity and quality of movies can drive volatile results, box office revenues have generally advanced from 2011 to 2016. The industry’s best year ever, in terms of revenues, was 2016, with box office revenues of approximately $11.4 billion, an increase of approximately 2.0% from 2015 with over 1.3 billion admissions in the U.S. and Canada. The industry has set records for box office revenues in four of the last five years.

The movie exhibition business has survived the booms and busts of economic cycles and has adapted to myriad changes in technology and customer behavior. There is great value for the entertainment dollar in movie-going, and no replacement has been invented for the escape and fun that a night at the movies represents.

We believe the exhibition business is in the early stages of a transition. After decades of economic models driven by quantity (number of theatres, screens and seats), we believe it is the quality of the movie-going experience that will define future success. Whether through enhanced food and beverage options (Food and Beverage Kiosks, Marketplaces, Coke Freestyle®, MacGuffins or Dine-in Theatres), more comfort and convenience (recliner seating, open-source internet ticketing, reserved seating), engagement and loyalty (AMC Stubs®, open-source internet ticketing, mobile apps, social media) or sight and sound (digital projectors, 3D, Dolby Cinema™ at AMC, other PLF screens or IMAX®), it is the ease of use and the amenities that these innovations bring to customers that we believe will drive sustained profitability in the years ahead.

International Markets

Movie-going is a popular leisure activity with high penetration across Odeon’s key geographies. Theatre appeal has proven resilient to competition for consumer’s leisure spending and to recessionary periods and we believe we will continue to benefit from increased spending across Odeon’s markets, particularly in Spain. The European market lags the U.S. market across a number of factors, including annual spend per customer, number of IMAX® screens and screens per capita that cause us to believe that the deployment of our customer initiatives will be successful in this market. On the other hand, Odeon’s European markets are more densely populated and operate with fewer screens per 1 million of population, making the screens we acquired more valuable.

While in any calendar year the quantity and quality of movies can drive results, theatre attendance has increased since 2012 across Odeon’s key geographies. Additionally, International markets have become increasingly important. The percentage of total box office revenues attributable to International markets increased from 69% in 2012 to 72% in 2015 and is expected to continue to increase to 75% by 2019. U.S. films generate the majority of the box office in Europe, but movie-goers in specific geographies welcome locally produced films with local actors and familiar story lines which can mitigate film genre attendance fluctuations. Box office revenues in Europe increased from 2014 to 2016, with box office revenues in 2016 totaling approximately $4.9 billion in countries in which we have a footprint as a result of the Completed Acquisitions and will have a footprint as a result of the proposed Nordic Acquisition, an increase of approximately 13.4% from 2014. Going forward, we believe we will see positive growth in theatre attendance as we deploy our proven guest centered innovations like recliner seating, enhanced food and beverage offerings and premium large format experiences throughout Odeon’s markets.

The following table represents information about the exhibition industry obtained from the National Association of Theatre Owners (“NATO”) and Box Office Mojo:

	Box Office		Average
	Revenues	Attendance	Ticket	Number of	Indoor
Calendar Year	(in millions)	(in millions)	Price	Theatres	Screens
2016	$11,372	1,314	$8.65	5,472	40,164
2015	11,135	1,321	8.43	5,484	39,411
2014	10,353	1,267	8.17	5,463	39,356
2013	10,921	1,343	8.13	5,326	39,368
2012	10,837	1,361	7.96	5,317	39,056
2011	10,174	1,283	7.93	5,331	38,974
2010	10,566	1,339	7.89	5,399	38,902
2009	10,596	1,413	7.50	5,561	38,605
2008	9,631	1,341	7.18	5,403	38,201
2007	9,664	1,405	6.88	5,545	38,159
2006	9,210	1,406	6.55	5,543	37,765

Based on information obtained from Rentrak, we believe that the four largest exhibitors, in terms of U.S. / Canada box office revenue (Regal Entertainment Group, AMC Entertainment Inc., Cinemark Holdings, Inc. and Cineplex Inc.) generated approximately 65% of the box office revenues in 2016. This statistic is up from 35% in 2000 and is evidence that the theatrical exhibition business in the U.S. / Canada have been consolidating.

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

Even as major studio releases have increased in 2016 following a 2013 decline, we believe smaller production and distribution companies could fill an important gap that exists in the market today for consumers, movie producers and theatrical exhibitors by providing a broader availability of movies to consumers. Theatrical exhibitors are uniquely positioned to not only support, but also benefit from new distribution companies and content providers.

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

Our theatres must comply with Title III of the Americans with Disabilities Act, or ADA. Compliance with the ADA requires that public accommodations “reasonably accommodate” individuals with disabilities and that new construction or alterations made to “commercial facilities” conform to accessibility guidelines unless “structurally impracticable” for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, and awards of damages to private litigants or additional capital expenditures to remedy such noncompliance. As an employer covered by the ADA, we must make reasonable accommodations to the limitations of employees and qualified applicants with disabilities, provided that such reasonable accommodations do not pose an undue hardship on the operation of our business. In addition, many of our employees are covered by various government employment regulations, including minimum wage, overtime and working conditions regulations.

Our operations also are subject to federal, state and local laws regulating such matters as construction, renovation and operation of theatres as well as wages and working conditions, citizenship, health and sanitation requirements and licensing. We believe our theatres are in material compliance with such requirements.

We also own and operate theatres and other properties including the theatres we acquired in the Odeon acquisition that operate in the United Kingdom, Spain, Italy, Germany, Austria, Portugal, and Ireland; which may be subject to federal, state and local laws and regulations relating to environmental protection. Certain of these laws and regulations may impose joint and several liability on certain statutory classes of persons for the costs of investigation or remediation of contamination, regardless of fault or the legality of original disposal. We believe our theatres are in material compliance with such requirements.

Significant Acquisitions, Dispositions, Financing and Recent Developments

The Odeon Acquisition

On November 30, 2016, we completed the acquisition of all of the outstanding equity of Odeon and UCI Cinemas Holdings Limited from Monterey Capital III S.à.r.l. (the “Seller”) and certain shares in Odeon and UCI Cinemas Group Limited (“OUCGL”), a subsidiary of Odeon, from certain Management Shareholders (the “OUCGL shares”), pursuant to that certain Share Purchase Agreement, dated as of July 12, 2016, by and among AMC, AMC (UK) Acquisition Limited, Seller, Odeon, OUCGL and certain Management Shareholders (the “Share Purchase Agreement”).

The aggregate purchase price for the Odeon acquisition was £510.4 million ($637.1 million), consisting of (i) cash in the amount of GBP £375.0 million ($468.0 million), (ii) shares of our Class A common stock valued at GBP £125.6 million ($156.7 million), and (iii) payment of approximately £9.8 million ($12.4 million) in employee incentive costs for the OUCGL shares. In addition, we repaid indebtedness of Odeon of approximately $593,173,000 as of November 30, 2016. All U.S. Dollar amounts are based on the Euro/USD exchange rate of 1.06 and a GBP/USD exchange rate of 1.25 on November 29, 2016. The number of shares of our Class A common stock delivered in connection with the Odeon acquisition was 4,536,466 shares, based on the volume weighted average price of the Class A common stock over the twenty consecutive trading days ending three business days before November 30, 2016. In the Share Purchase Agreement, we granted to the Seller certain registration rights, subject to the certain lock-ups and made certain undertakings with respect to the ongoing business and financing activities of AMC to the Seller that expires on the earlier of a date if the Seller ceases to hold more than 49.9% of the shares issued to it at the closing of the Odeon Acquisition, and of up to approximately 18 months (which period may be further extended in certain situations prescribed in the Share Purchase Agreement) from the date of closing of the Odeon acquisition.

Odeon is a leading European cinema operator with 245 cinemas and 2,249 screens as of December 31, 2016. Odeon operates in four major markets: the United Kingdom, Spain, Italy and Germany; and three smaller markets: Austria, Portugal, and Ireland. For the year ended December 31, 2016, Odeon had revenues of £800.2 million ($1,039.2 million). Odeon’s revenues for the year ended December 31, 2016 have been translated into U.S. Dollars at a GBP/USD exchange rate of 1.2987, the average exchange rate for the year ended December 31, 2016.

We believe Odeon’s European markets offer us considerable opportunity. Similar to the U.S. theatrical exhibition landscape in 2010, Europe’s exhibition industry has experienced very little recent innovation. We believe we are uniquely positioned to leverage our proven theatre renovations, which include comfortable power recliners, enhanced food and beverage offerings and PLF experiences, among others, to drive future growth and value. Odeon also provides us with a strong and scalable platform to pursue future domestic and international growth opportunities.

For the year ended December 31, 2016, Odeon had a strong 19.5% paid attendance market share with revenues approximating $1,039.2 million and paid attendance of 90 million. For the year ended December 31, 2016, average ticket price was £5.89 ($7.65) and food and beverage per patron was £2.20 ($2.86). The GBP amount for the year ended December 31, 2016 has been converted into U.S. Dollar amounts assuming a GBP/USD exchange rate of 1.2987 USD, which was the average exchange rate for the year ended December 31, 2016.

Odeon transforms us from a domestic focused operator into an international operator with a presence in eight countries. The acquisition further diversifies our footprint by adding theatres with complementary global geographic and guest demographic profiles that strengthen the combined company’s growth potential. We believe this diversification will result in a more balanced portfolio of theatres that is less dependent on certain genres of films and more exposed to the strong growth trends in the global box office.

The Carmike Acquisition

On December 21, 2016, we completed the acquisition of Carmike Cinemas, Inc. for cash and stock. The purchase price for Carmike was $858,240,000 comprised of cash of $584,291,000 and 8,189,808 shares of our Class A common stock with a fair value of $273,949,000 (based on a closing share price of $33.45 per share on December 20, 2016). We also assumed debt of $230,000,000 aggregate principal amount of 6.00% Senior Secured Notes due June 15, 2023 (the “Senior Secured Notes due 2023”) in connection with the acquisition of Carmike. As of the acquisition date, Carmike operated 271 theatres and 2,923 screens located in 41 states.

Carmike is a U.S. leader in digital cinema, 3-D cinema deployments and alternative programming and is one of the nation’s largest motion picture exhibitors. As of December 21, 2016, Carmike had 271 theatres with 2,923 screens in 41 states. The circuit includes 55 premium large format (“PLF”) auditoriums featuring state-of-the-art technology and luxurious seating, including 32 “BigDs,” 21 IMAX® auditoriums and two MuviXL screens. As “America’s Hometown Theatre Chain” Carmike’s primary focus is mid‑sized communities.

To receive regulatory approval to acquire Carmike, we entered into a settlement with the United States Department of Justice, pursuant to which we agreed to divest 17 theatres in 15 local markets where we have an overlap with Carmike. In addition, we agreed to divest most of our holdings and relinquish all of our governance rights in NCM, our joint venture for cinema screen advertising. Under the terms of the settlement, we agreed to divest our equity interests in NCM over a period of 30 months to no more than 4.99% by December 20, 2019, with a reduction of our equity interests to no more than 15% by December 20, 2017 and to no more than 7.5% by December 20, 2018. In addition, we agreed to transfer 24 theatres with a total of 384 screens to the network of Screenvision LLC, the cinema screen advertising business in which Carmike participates. This includes five Carmike theatres that implemented the Screenvision network prior to completion of the Carmike acquisition, an AMC theatre required to extended its existing term with the Screenvision network, and an AMC theatre that was also included in the divestitures.

Our acquisition of Carmike increased and diversified our domestic footprint and made us the #1 theatre operator in the United States. By eliminating duplicative general and administrative services and leveraging scale, we believe the Carmike acquisition affords us approximately $35 million of cost synergies. Carmike also offers us a unique opportunity to introduce our guest-focused strategic initiatives to millions of new movie-goers. Carmike’s predominately non-urban southeast U.S. markets complement our urban northeast, midwest and west coast U.S. markets very well and should allow us to minimize the volatility in our box office results due to film genre attendance fluctuations. We intend to deploy a multi-brand strategy in the United States: AMC Theatres - focused on theatres located in large urban areas, AMC Classic Theatres – focused on mid-size and non-urban markets and AMC Dine-In Theatres focused on movies and full service dining. We believe this multi-branding strategy will help set customer expectations and will allow us to preserve Carmike’s existing low cost structure model.

For more information on our recent Odeon and Carmike acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant Events” and Note 2-Acquisition to the Consolidated Financial Statements under Part II Item 8 of this Annual Report on Form 10-K.

The Proposed Nordic Acquisition

On January 20, 2017, we and one of our wholly-owned subsidiaries, entered into a Sale and Purchase Agreement (the “Purchase Agreement”) with European Cinemas S.à.r.l., Bonnier Holding AB and certain Management Sellers as defined in the Purchase Agreement (collectively “Sellers”), relating to the purchase of Nordic Cinema Group Holding AB (“Nordic”).

Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, we will acquire the shares of Nordic from the Sellers (the “Share Purchase”) for a purchase price of approximately SEK 5,601 million (approximately $631 million), subject to certain adjustments at closing as set forth in the Purchase Agreement, including payment of interest on the purchase price from November 1, 2016 through closing. We will also refinance Nordic’s indebtedness at the closing of the Share Purchase, which is estimated to be approximately SEK 2,833 million (approximately $319 million) assuming closing occurs in April 2017 (the “Nordic Debt Refinancing” and together with the Share Purchase, the “Nordic Acquisition”). We have fully committed debt financing in place (as described below) to fund the proposed Nordic Acquisition. The above SEK amounts have been converted into U.S. Dollar amounts assuming an SEK/USD exchange rate of 0.1126 USD and an SEK/EUR exchange rate of 0.1052, which were the exchange rates on January 20, 2017. The completion of the Purchase Agreement is subject to, among other conditions, antitrust clearance by the European Commission.

The Purchase Agreement is not subject to a financing condition. The Purchase Agreement may be terminated if European Commission approval is not obtained by April 30, 2017, subject to the parties ability to extend such date twice by 30 business days each time if, in the reasonable expectation of the party implementing such extension, European Commission approval will be capable of being obtained in that time frame.

Nordic is the largest theatre exhibitor in the group of seven countries in which it operates in the affluent northern region of Europe. Nordic operates 68 theatres and has a substantial minority interest (approximately a 50% ownership) in another 50 associated theatres to which Nordic provides a variety of shared services. Nordic’s theatres are number one in market share in Sweden, Finland, Estonia, Latvia and Lithuania. Nordic currently is number two in market share in Norway, and with a new theatre currently under construction in Norway and scheduled to open next year, is expected to increase market share in Norway to number one as well. Nordic also has theatres in Denmark. The proposed Nordic acquisition would enhance our position as the #1 movie exhibition company in Europe going forward, and would broaden and diversify our European platform. In addition, we expect to realize approximately $5 million of annual cost synergies as a result of the proposed Nordic Acquisition.

Nordic has 68 theatres, 463 screens, and approximately 68,000 seats in nearly 50 large and medium-sized cities in the Nordic and Baltic nations and a substantial minority investment in another 50 associated theatres with 204 screens, to which Nordic provides a variety of shared services. For the twelve months ended September 30, 2016, Nordic had annual attendance of approximately 24.4 million, average ticket price of SEK 85.8 ($10.19) and average concession per head of SEK 23.9 ($2.84).The SEK amount for the twelve months ended September 30, 2016 has been converted into U.S. Dollar amounts assuming an SEK/USD exchange rate of 0.1188 USD, which was the average exchange rate for the twelve months ended September 30, 2016. All Nordic activities are conducted locally in seven markets under several brands, including SF Bio in Sweden, SF Kino in Norway, Finnkino in Finland, and Forum Cinemas in Estonia, Latvia and Lithuania. Additional associated theatres also operate in Denmark.

Nordic had approximately SEK 2,938 million ($349 million) of revenue in 2015, including box office revenues of SEK 1,928 million ($229 million). The SEK amounts for the year ended December 31, 2015 have been converted into U.S. Dollar amounts assuming an SEK/USD exchange rate of 0.1186 USD, which was the average exchange rate for the year ended December 31, 2015. Total revenues for the twelve month period ended September 30, 2016 were SEK 3,159 million ($375 million) and Nordic operating margins for that twelve month period exceeded our operating margins. The SEK amount for the twelve months ended September 30, 2016 has been converted into U.S. Dollar amounts assuming an SEK/USD exchange rate of 0.1188 USD, which was the average exchange rate for the twelve months ended September 30, 2016. The foregoing financial data with respect to Nordic is unaudited and has been prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board and is not in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The accounting rules under IFRS and U.S. GAAP are different which may lead to differences in accounting upon completion of the Nordic Acquisition.

In connection with the proposed Nordic Acquisition, we entered into an amended and restated debt financing commitment letter (the “Nordic Debt Commitment Letter”) with certain affiliates of the underwriters (each, a “Nordic Commitment Party” and collectively, the “Nordic Commitment Parties”) on January 30, 2017, pursuant to which the Nordic Commitment Parties have committed to arrange and provide us with (i) a senior secured incremental term loan in an aggregate amount of up to $675.0 million and (ii) a senior subordinated bridge loan in an aggregate amount of up to

$325.0 million, in each case, on the terms and subject to the conditions set forth in the Nordic Debt Commitment Letter. These debt commitments may be reduced in certain circumstances with certain debt and/or equity financings.

As of February 21, 2017, the senior secured incremental term loan debt commitment has been reduced to $482.0 million and the senior subordinated bridge loan commitment has been reduced to $250.0 million in accordance with the terms of the Nordic Debt Commitment Letter and as a result of the completion of our equity offerings in February 2017.

Other Acquisitions

In December 2015, we completed the acquisition of 33 theatres and 346 screens, from Starplex Cinemas. In December 2012, we completed the acquisition of 4 theatres and 61 screens from Rave Review Cinemas, LLC and 6 theatres and 95 screens from Rave Digital Media, LLC. In May 2010, we completed the acquisition of 92 theatres and 928 screens from Kerasotes.

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

Debt Financing of Completed Acquisitions

On November 8, 2016, in connection with the Completed Acquisitions, we issued $595.0 million aggregate principal amount of our 5.875% Senior Subordinated Notes due 2026 and £250.0 million ($310 million) of our 6.375% Senior Subordinated Notes due 2024 each pursuant to an indenture, dated as of November 8, 2016, among us, the guarantors named therein and U.S. Bank National Association, as trustee. On November 29, 2016, in connection with the Odeon Acquisition, we borrowed $500.0 million of incremental term loans (the “New Term Loans”) under our Credit Agreement, dated as of April 30, 2013 (as amended by that certain First Amendment to Credit Agreement, dated as of December 11, 2015, and that certain Second Amendment to Credit Agreement, dated as of November 8, 2016, the “Senior Secured Credit Agreement”). On December 21, 2016, in connection with the Carmike Acquisition, we incurred $350.0 million of bridge loans (the “Bridge Loans”) under a Bridge Loan Agreement, dated as of December 21, 2016 (the “Bridge Loan Agreement”), among us, the lenders party thereto, Citicorp North America, Inc., as administrative agent, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank PLC, Credit Suisse Securities (USA) LLC, and HSBC Securities (USA) Inc., as joint lead arrangers and joint bookrunners. We repaid the Bridge Loans on February 13, 2017, with a portion of the net proceeds from our additional public offering. See the Liquidity and Capital Resources section of Item 7 of Part II hereof for further information.

IMAX® Screens

On January 19, 2017, we and IMAX® Corporation announced that the number of IMAX®  screens at our legacy AMC locations is expected to increase by 15% year over year by the end of the first quarter 2017, with a total of 175 legacy AMC locations open by March 2017. Our current commitment to IMAX® is 185 theatres through 2019.

Dolby Cinema™ at AMC Screens

On January 10, 2017, we and Dolby Laboratories, Inc. (“Dolby”) announced the opening of the 50th Dolby™ Cinema at our theatre in Roseville, Minnesota. The completion of this theatre puts the Dolby Cinema™ at AMC partnership plan on schedule. We and Dolby plan to complete the installation of 160 Dolby Cinema™ at our sites by the end of 2018.

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

Financial Information About Geographic Areas

For information about the geographic areas in which we operate, see Note 15 - Operating Segments to the Consolidated Financial Statements under Part II Item 8 of this Annual Report on Form 10-K. During the year ended December 31, 2016, revenues from our continuing theatre operations outside the United States accounted for 3.7% of our total revenues. We currently have operations in the U.S., United Kingdom, Austria, Germany, Ireland, Italy, Portugal and Spain which are reflected in the consolidated financial statements.

Available Information

We make available free of charge on our website (www.amctheatres.com) under “Investor Relations” / Financial Performance”/ “SEC Filings,” annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy materials on Schedule 14A and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials with the Securities and Exchange Commission. The contents of our Internet website are not incorporated into this report. In addition, the public may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission Public Reference Room at 100 F Street, NW, Washington, DC 20549. The public may obtain information about the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.

Executive Officers

The following table sets forth certain information regarding our executive officers and key employees as of February 12, 2016:

Name	Age	Position(s) Held
Adam M. Aron	62	Chief Executive Officer, President and Director
Craig R. Ramsey	65	Executive Vice President and Chief Financial Officer
John D. McDonald	59	Executive Vice President, U.S. Operations
Elizabeth Frank	47	Executive Vice President, Chief Content and Programming Officer
Mark A. McDonald	58	Executive Vice President, Global Development
Stephen A. Colanero	50	Executive Vice President and Chief Marketing Officer
Kevin M. Connor	54	Senior Vice President, General Counsel and Secretary
Chris A. Cox	51	Senior Vice President and Chief Accounting Officer
Carla Sanders	51	Senior Vice President, Human Resources

All our current executive officers hold their offices at the pleasure of our board of directors, subject to rights under their respective employment agreements in some cases. There are no family relationships between or among any executive officers, except that Messrs. John D. McDonald and Mark A. McDonald are brothers.

Mr. Adam Aron has served as Chief Executive Officer, President and Director of the Company since January 2016. From February 2015 to December 2015, Mr. Aron was appointed Chief Executive Officer of Starwood Hotels and Resorts Worldwide, Inc. Since 2006, Mr. Aron has served as Chairman and Chief Executive Officer of World Leisure Partners, Inc. a personal consultancy for matters related to travel and tourism, high-end real estate development, and professional sports, that he founded. Mr. Aron served as Chief Executive Officer and Co-Owner of the Philadelphia 76ers from 2011 to 2013, and remains a co-owner currently. From 2006 to 2015, Mr. Aron served as Senior Operating Partner of Apollo Management L.P. Mr. Aron currently serves on the board of directors of Norwegian Cruise Line Holdings, Ltd. and the Philadelphia 76ers. Mr. Aron served on the board of directors of Prestige Cruise Holdings Inc. from 2007 to 2014. Mr. Aron received a Master’s of Business Administration degree with distinction from the Harvard Business School and a bachelor of arts degree cum laude from Harvard College.

Mr. Craig R. Ramsey has served as Executive Vice President and Chief Financial Officer of AMC since April 2002. Mr. Ramsey served as Interim Chief Executive Officer and President of the Company from August 7, 2015 until January 4, 2016. Mr. Ramsey served as Secretary of the Company from April 2002 until April 2003. Mr. Ramsey served as Senior Vice President, Finance, Chief Financial Officer and Chief Accounting Officer from August 1998 until May 2002. Mr. Ramsey served as Vice President, Finance from January 1997 to August 1998, and prior thereto, Mr. Ramsey had served as Director of Information Systems and Director of Financial Reporting since joining AMC in

February 1995. Mr. Ramsey has over 30 years of experience in finance in public and private companies. Mr. Ramsey serves on the board of directors for Open Road Releasing. Mr. Ramsey holds a B.S. degree in Accounting and Business Administration from the University of Kansas.

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

Mr. Kevin M. Connor has served as Senior Vice President, General Counsel and Secretary of AMC since April 2003. Prior to April 2003, Mr. Connor served as Senior Vice President, Legal beginning November 2002. Prior thereto, Mr. Connor was in private practice in Kansas City, Missouri as a partner with the firm Seigfreid Bingham, P.C. from October 1995. Mr. Connor holds a Bachelor of Arts degree in English and History from Vanderbilt University, a Juris Doctorate degree from the University of Kansas School of Law and LLM in Taxation from the University of Missouri-Kansas City.

Mr. Chris A. Cox has served as Senior Vice President and Chief Accounting Officer of AMC since June 2010. Prior thereto Mr. Cox served as Vice President and Chief Accounting Officer since May 2002. Prior to May 2002, Mr. Cox had served as Vice President and Controller since November 2000. Previously, Mr. Cox had served as Director of Corporate Accounting for the Dial Corporation from December 1999 until November 2000. Mr. Cox holds a Bachelor of Business Administration in Accounting and Finance degree from the University of Iowa.

Ms. Carla Sanders has served as Senior Vice President, Human Resources of AMC since January 2014. Ms. Sanders served as Vice President, Human Resources Services from September 2006 to January 2014. Prior thereto, Ms. Sanders served as Vice President, Recruitment and Development from April 2005 to September 2006. Ms. Sanders’ prior experience includes human resources manager and director of employment practices. Ms. Sanders began her career at AMC in 1988 as a theatre manager in Philadelphia. Ms. Sanders serves as co-chair for the AMC Cares Invitational and is a member of the AMC Investment Committee. She is formerly a board member for the Quality Hill Playhouse and Big Brothers Big Sisters of Kansas City. She currently serves on the boards of the Kansas City Zoo, Negro League Baseball Museum and is the chair of Win Win. Ms. Sanders has over 20 years of human resources experience. Ms. Sanders holds a B.S. from The Pennsylvania State University.

Item 1A.  Risk Factors

Risk Factors Associated with AMC’s Business

We depend on motion picture production and performance.

Our ability to operate successfully depends upon the availability, diversity and appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our markets. The most attended films are usually released during the summer and the calendar year-end holidays, making our business highly seasonal. We license first‑run motion pictures, the success of which has increasingly depended on the marketing efforts of the major motion picture studios. Poor performance of, or any disruption in the production of these motion pictures (including by reason of a strike or lack of adequate financing), or a reduction in the marketing efforts of the major motion picture studios, could hurt our business and results of operations. Conversely, the successful performance of these motion pictures, particularly the sustained success of any one motion picture, or an increase in effective marketing efforts of the major motion picture studios, may generate positive results for our business and operations in a specific fiscal quarter or year that may not necessarily be indicative of, or comparable to, future results of operations. For example, our fourth quarter 2016 results (as well as those of Odeon and Carmike) were negatively impacted, when compared to the same quarter in 2015, by the opening during the fourth quarter of 2015 of the largest grossing film of all time, Star Wars: The Force Awakens. As movie studios rely on a smaller number of higher grossing “tent pole” films there may be increased pressure for higher film licensing fees. In addition, a change in the type and breadth of movies offered by motion picture studios may adversely affect the demographic base of movie-goers.

We have no control over distributors of the films and our business may be adversely affected if our access to motion pictures is limited or delayed.

We rely on distributors of motion pictures, over whom we have no control, for the films that we exhibit. Major motion picture distributors are required by law to offer and license film to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long‑term arrangements with major distributors, but must compete for our licenses on a film-by-film and theatre-by-theatre basis. Our business depends on maintaining good relations with these distributors, as this affects our ability to negotiate commercially favorable licensing terms for first-run films or to obtain licenses at all. With only seven distributors representing approximately 90% of the U.S. box office in 2016, there is a high level of concentration in the industry. Our business may be adversely affected if our access to motion pictures is limited or delayed because of deterioration in our relationships with one or more distributors or for some other reason. To the extent that we are unable to license a popular film for exhibition in our theatres, our operating results may be adversely affected.

Our substantial debt could adversely affect our operations and prevent us from satisfying those debt obligations.

We have a significant amount of debt. As of December 31, 2016, we had outstanding approximately $3,761.0 million of indebtedness ($3,834.4 million face amount), which consisted of $1,691.3 million under our Senior Secured Credit Facility ($1,721.8 million face amount), $1,823.5 million of our existing subordinated notes ($1,878.4 million face amount), $246.2 million of the Carmike Notes ($230.0 million face amount), a $4.2 million promissory note, $675.4 million of existing capital and financing lease obligations, and $137.4 million available for borrowing under our Senior Secured Revolving Credit Facility. As of December 31, 2016, we also had approximately $6.2 billion of undiscounted rental payments under operating leases (with initial base terms generally between 15 to 20 years). We will also increase our debt substantially in connection with the Nordic Acquisition, if completed. The amount of our indebtedness and lease and other financial obligations could have important consequences to our stockholders. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing in the future for working capital, capital expenditures, dividend payments, acquisitions, general corporate purposes or other purposes;

•

require us to dedicate a substantial portion of our cash flow from operations to the payment of lease rentals and principal and interest on our indebtedness, thereby reducing the funds available to us for operations, dividends and any future business opportunities;

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

At the same time, the covenants in the instruments governing our indebtedness may not provide investors with protections against transactions they may deem undesirable. Although the indentures governing our notes contain a fixed charge coverage test that limits our ability to incur indebtedness, this limitation is subject to a number of significant exceptions and qualifications. Moreover, the indentures do not impose any limitation on our incurrence of lease obligations or liabilities that are not considered “Indebtedness” under the indentures (such as operating leases), nor do they impose any limitation on the amount of liabilities incurred by subsidiaries, if any, that might be designated as “unrestricted subsidiaries,” which are subsidiaries that we designate, that are not subject to the restrictive covenants contained in the indentures governing our notes.

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

Our key strategic initiatives, including recliner seating, enhanced food and beverage and premium sight and sound, require significant capital expenditures to implement. Our gross capital expenditures aggregated approximately $421.7 million, $333.4 million and $270.7 million for the years ended December 31, 2016, December 31, 2015 and, December 31, 2014, respectively. We estimate that our gross cash outflows for capital expenditures will be approximately $700.0 million to $750.0 million, before giving effect to expected landlord contributions of approximately $150.0 million to $170.0 million for the year ending December 31, 2017. The lack of available capital resources due to business performance or other financial commitments could prevent or delay the deployment of innovations in our theatres. We may have to seek additional financing or issue additional securities to fully implement our growth strategy. We cannot be certain that we will be able to obtain new financing on favorable terms, or at all. In addition, covenants under our existing indebtedness limit our ability to incur additional indebtedness, and the performance of any additional or improved theatres may not be sufficient to service the related indebtedness that we are permitted to incur.

We are subject, at times, to intense competition.

Our theatres are subject to varying degrees of competition in the geographic areas in which we operate. Competitors may be multi‑national circuits, national circuits, regional circuits or smaller independent exhibitors. Competition among theatre exhibition companies is often intense with respect to the following factors:

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

•

Licensing motion pictures.  We believe that the principle competitive factors with respect to film licensing include licensing terms, number of seats and screens available for a particular picture, revenue potential and the location and condition of an exhibitor’s theatres.

•

Theatre Locations.  We must compete with exhibitors and others in our efforts to locate and acquire attractive new and existing sites for our theatres and when renewing leases on our existing theatres. There can be no assurance that we will be able to acquire such new sites or existing theatres at reasonable prices or on favorable terms. Moreover, some of these competitors may be stronger financially than we are. As a result of the foregoing, we may not succeed in acquiring theatres or may have to pay more than we would prefer to make an acquisition.

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

We compete with other film delivery methods, including network, syndicated cable and satellite television and DVDs, as well as video-on-demand, pay-per-view services, video streaming and downloads via the Internet. We also compete for the public’s leisure time and disposable income with other forms of entertainment, including sporting events, amusement parks, live music concerts, live theatre and restaurants. An increase in the popularity of these alternative film delivery methods and other forms of entertainment could reduce attendance at our theatres, limit the prices we can charge for admission and materially adversely affect our business and results of operations.

Our results of operations may be impacted by shrinking theatrical exclusive release windows.

Over the last decade, the average theatrical exclusive release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available to consumers in-home, has decreased from approximately six months to approximately three to four months. If patrons choose to wait for in-home viewing options rather than attend a theatre for viewing the film, it may adversely impact our business and results of operations, financial condition and cash flows. In 2011, several major film studios tested premium video-on-demand products released in homes approximately 60 days after a movie’s theatrical debut, which threatened the length of the release window. In January 2015, Amazon Studios announced its intention to produce and acquire original movies for theatrical release with video streaming available just 4 to 8 weeks after their theatrical debut. We cannot assure you that this release window, which is determined by the film studios, will not shrink further or be eliminated altogether, which could have an adverse impact on our business and results of operations.

Our business is subject to international economic, political and other risks that could negatively affect our business, results of operations and financial condition.

As a result of the Odeon Acquisition, 23% of our revenues on a pro forma basis after giving effect to the Completed Acquisitions are derived from countries outside the United States for the year ended December 31, 2016. The success of our acquisition of Odeon is dependent upon our ability to operate a business in markets where we have limited experience and is subject to risks that are beyond our control. The portion of our revenues derived from international operations will grow further if the Nordic Acquisition is completed. Accordingly, our business is subject to risks associated with doing business internationally, including:

•	difficulties and costs of staffing and managing international operations among diverse geographies, languages and cultures;

•	the impact of regional or country-specific business cycles and economic instability;

•	the impact of the United Kingdom’s exit from the European Union and the potential that other countries could also exit;

•

fluctuations in foreign currency exchange rates which could lead to fluctuations in our reported results of operations or result in significant decreases in the value of our international investments as denominated in U.S. Dollars;

•	increased foreign interest rates, foreign exchange fees and other bank charges as a result of financing our foreign operations;

•

exposure to anti-corruption laws, including the Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act (the “Bribery Act”), and export-control regulations and economic sanctions regulations, including those promulgated by the Office of Foreign Assets Control, United States Department of Treasury (“OFAC”);

•	exposure to local economic conditions and local laws and regulations;

•	exposure to local labor and employment laws;

•	relationships with local labor unions and works councils;

•	limited borrowing capabilities relating to activities in non‑U.S. countries;

•	economic and/or credit conditions abroad;

•	potential adverse changes in the political and/or economic stability of foreign countries or in their diplomatic relations with the United States;

•	restrictions on the withdrawal of foreign investment and earnings;

•	government policies against businesses owned by foreigners;

•	investment restrictions or requirements;

•	diminished ability to legally enforce our contractual rights in foreign countries;

•	difficulty in protecting our brand, reputation and intellectual property;

•	restrictions on the ability to obtain or retain licenses required for operation;

•	foreign exchange restrictions;

•	adverse changes in regulatory or tax requirements;

•	restrictions on foreign ownership of subsidiaries;

•	multijurisdictional data protection and privacy laws, including restrictions on transferring personally identifiable information outside of a jurisdiction; and

•	tariffs and other trade barriers.

If we are unable to manage the complexity of our global operations successfully, it could have a material adverse effect on our business, financial condition and results of operations.

We may not achieve the expected benefits and performance from our recent acquisitions.

As a result of our recent acquisitions of Carmike and Odeon, we expect to achieve certain synergies and cost savings through, for example, reducing general and administrative expenses by combining operating functions such as accounting, finance and technology, achieving purchasing efficiencies and achieving revenue enhancements resulting from the acquisitions. However, there can be no assurance that we will be able to generate sufficient cash flow from these acquisitions to service the indebtedness incurred to finance such acquisitions or realize any other anticipated benefits. Nor can there be any assurance that our profitability will be improved by these or any future acquisitions. Although we have a long history of successfully integrating acquisitions, any acquisition may involve operating risks, such as:

•	the difficulty of assimilating and integrating the acquired operations and personnel into our current business;

•	the potential disruption of our ongoing business;

•	the diversion of management’s attention and other resources;

•	the possible inability of management to maintain uniform standards, controls, procedures and policies;

•	the risks of entering markets in which we have little or no experience;

•	the potential impairment of relationships with employees;

•	unexpected costs, charges or expenses;

•	our effective implementation and customer acceptance of our marketing strategy;

•	the possibility that any liabilities we may incur or assume may prove to be more burdensome than anticipated; and

•	the possibility that the acquired theatres do not perform as expected.

Optimizing our theatre circuit through new construction and the transformation of our existing theatres may be subject to delay and unanticipated costs.

•	The availability of attractive site locations for new construction is subject to various factors that are beyond our control. These factors include:

•	local conditions, such as scarcity of space or increase in demand for real estate, demographic changes and changes in zoning and tax laws; and

•	competition for site locations from both theatre companies and other businesses.

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

The opening of new theatres by us and certain of our competitors has drawn audiences away from some of our older theatres. In addition, demographic changes and competitive pressures have caused some of our theatres to become unprofitable. Since not all theatres are appropriate for our new initiatives, we may have to close certain theatres or recognize impairment losses related to the decrease in value of particular theatres. We review long‑lived assets, including intangibles, marketable securities and non‑consolidated entities for impairment as part of our annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. During the years ended December 31, 2016, December 31, 2015, and December 31, 2014, we recorded impairment charges of $5.5 million, $1.7 million, and $3.1 million, respectively. Deterioration in the performance of our theatres could require us to recognize additional impairment losses and close additional theatres, which could have an adverse effect on the results of our operations. We continually monitor the performance of our theatres, and factors such as changing consumer preferences and our inability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and significant theatre and other closure charges prior to expiration of underlying lease agreements.

We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.

As of December 31, 2016, we had an estimated federal income tax loss carryforward of $562.3 million and estimated state income tax loss carryforward of $257.6 million which will be limited annually due to certain change in ownership provisions of the Internal Revenue Code, as amended (“IRC”), Section 382. Our federal tax loss carryforwards will begin to expire in 2018 and will completely expire in 2035. Our state tax loss carryforwards may be used over various periods ranging from 1 to 20 years. As of December 31, 2016, we had estimated foreign income tax loss carryforwards of $459.8 million. Our foreign tax loss carryforwards are available to be used indefinitely, except for approximately $13.8 million which will expire in varying amounts between 2017 and 2028. The tax loss carryforward is reflected on our balance sheet as an asset valued at our current effective tax rate. A reduction in corporate tax rates will cause us to revalue the asset at the lower rates.

We have experienced numerous “ownership changes” within the meaning of Section 382(g) of the IRC, including our merger with Wanda. These ownership changes have and will continue to subject our tax loss carryforwards to annual limitations which will restrict our ability to use them to offset our taxable income in periods following the ownership changes. In general, the annual use limitation equals the aggregate value of our equity at the time of the ownership change multiplied by a specified tax‑exempt interest rate. On December 21, 2016 we acquired Carmike Cinemas, Inc.   Carmike has experienced numerous “ownership changes” within the meaning of Section 382(g).  These ownership changes have and will continue to subject losses acquired with the transaction to annual limitations which will restrict our ability to use them to offset our taxable income in periods following the ownership changes.

We are subject to complex taxation, changes in tax rates, adoption of new U.S. or international tax legislation and disagreements with tax authorities that could adversely affect our business, financial condition or results of operations.

We are subject to many different forms of taxation in both the U.S. and in foreign jurisdictions where we operate. Current economic and political conditions, including the recent United Kingdom (U.K.) referendum in which voters approved an exit from the E.U., make tax rates and policy in any jurisdiction, including the U.S., U.K. and E.U., subject to significant change. Recent examples include the Organization for Economic Co‑operation and Development’s (“OECD”) recommendations on Base Erosion and Profit Shifting (“BEPS”), the European Commission’s Anti‑Tax Avoidance Package, and the U.S. Treasury issuance of proposed SS 385 regulation (debt characterization as equity). The costs of compliance with these laws and regulations are high and are likely to increase in the future. Any failure on our part to comply with these laws and regulations can result in negative publicity and diversion of management time and effort and may subject us to significant liabilities and other penalties.

We may be reviewed by antitrust authorities in connection with acquisition opportunities that would increase our number of theatres in markets where we have a leading market share.

Given our size and market share, pursuit of acquisition opportunities that would increase the number of our theatres in markets where we have a leading market share would likely result in significant review by antitrust regulators in the applicable jurisdictions, and we may be required to dispose of theatres in order to complete such acquisition opportunities. For example, in connection with the acquisition of Carmike, we are required, among other things, to dispose of 17 theatres located in various markets across the United States to obtain approval of the transaction. As a result, we may not be able to succeed in acquiring other exhibition companies or we may have to dispose of a significant number of theatres in key markets in order to complete such acquisitions.

We are subject to substantial government regulation, which could entail significant cost.

We are subject to various federal, state and local laws, regulations and administrative practices affecting our business, and we must comply with provisions regulating antitrust, health and sanitation standards, equal employment, environmental, and licensing for the sale of food and, in some theatres, alcoholic beverages. Our new theatre openings could be delayed or prevented or our existing theatres could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses. Changes in existing laws or implementation of new laws, regulations and practices could have a significant impact on our business. A significant portion of our theatre level employees are part time workers who are paid at or near the applicable minimum wage in the theatre’s jurisdiction. Increases in the minimum wage and implementation of reforms requiring the provision of additional benefits will increase our labor costs.

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

We are presently cooperating with the relevant governmental authorities in connection with certain Civil Investigative Demands (“CIDs”) received from the Antitrust Division of the United States Department of Justice and from the Attorneys General for the States of Ohio, Texas, Washington, Florida, New York, Kansas and from the District of Columbia concerning potentially anticompetitive conduct, including film clearances and partnering in certain joint ventures. We may receive additional CIDs from antitrust authorities in other jurisdictions in which we operate. If we were found to have violated antitrust laws, it could have a material adverse effect on our operations and financial condition.

Our theatres must comply with Title III of the Americans with Disabilities Act of 1990 (“ADA”). Compliance with the ADA requires that public accommodations “reasonably accommodate” individuals with disabilities and that new construction or alterations made to “commercial facilities” conform to accessibility guidelines unless “structurally impracticable” for new construction or technically infeasible for alterations. Non‑compliance with the ADA could result in the imposition of injunctive relief, fines, and an award of damages to private litigants or additional capital expenditures to remedy such noncompliance, any of which could have a material adverse effect on our operations and financial condition.

We may not be able to replace our earnings from NCM, or our investment in NCM may otherwise be negatively impacted, as a result of the competitive environment in which NCM operates or our obligation to divest most of our equity interest in NCM.

We have maintained an investment in NCM. NCM’s in-theatre advertising operations compete with other cinema advertising companies and other advertising mediums including, most notably, television, newspaper, radio and the Internet. There can be no guarantee that in-theatre advertising will continue to attract major advertisers or that NCM’s in-theatre advertising format will be favorably received by the theatre-going public. If NCM is unable to generate expected sales of advertising, it may not maintain the level of profitability it hopes to achieve, its results of operations and cash flows may be adversely affected and our investment in and revenues and dividends from NCM may be adversely impacted.

On December 20, 2016, in resolution of a complaint filed by the United States Department of Justice, Antitrust Division, the United States District Court for the District of Columbia issued a Hold Separate Stipulation and Order (the “Order”) requiring us to divest sufficient interests in NCM to reduce our beneficial ownership to 4.99% on a fully converted basis. Pursuant to the Order, we must decrease our ownership levels on the following schedule:

Date	Ownership Limit
December 20, 2017	15.0%
December 20, 2018	7.5%
June 20, 2019	4.99%

In addition, we agreed to transfer 24 theatres with a total of 384 screens to the Screenvision network, the cinema screen advertising business in which Carmike participates. This includes five Carmike theatres that implemented the Screenvision network prior to completion of the Carmike acquisition, an AMC theatre required to extended its existing term with the Screenvision network, and an AMC theatre that was also included in the divestitures.

Pursuant to the Order, we are enjoined from making any additional acquisitions, directly or indirectly, of ownership interests in NCM except in situations involving an adjustment resulting from annual audience attendance or an acquisition of a movie theatre or movie theatre chain. If our ownership of NCM exceeds the applicable threshold as a result of the situations described above, we will have 90 days to sell down our interests so that their ownership complies with the applicable threshold. As a result of these requirements, we may have to sell portions of our investment in NCM below current market value, we will cease receiving distributions as to the interests we sell, and we may incur significant tax liability. The reinvestment or other uses we make of any proceeds we receive as a result of the sales of our interest in NCM may not generate the same earnings we currently receive from our investment.

As a result of our initial public offering, we and certain of our domestic affiliates may not be able to file a consolidated tax return which could result in increased tax liability.

Prior to our initial public offering, we and certain of our domestic affiliates (the “AMC affiliated tax group”) were members of a consolidated group for federal income tax purposes, of which a Wanda domestic subsidiary is the common parent. As a result of our initial public offering, the AMC affiliated tax group ceased to be members of the Wanda federal consolidated group. The AMC affiliated tax group will not be permitted to file a consolidated return for federal income tax purposes for five years, unless we obtain a waiver from the Internal Revenue Service. It is uncertain whether we will obtain a waiver if we seek one. If we do not obtain a waiver, each member of the AMC affiliated tax group will be required to file a separate federal income tax return, and, as a result, the income (and tax liability) of a member will only be offset by its own tax loss carryforwards (and other tax attributes) and not by tax loss carryforwards, current year losses or other tax attributes of other members of the group. We believe that we should not incur substantial additional federal tax liability if we are not permitted to file a federal consolidated return, because (i) most of our revenues are generated by a single member of the AMC affiliated tax group and most of our tax loss carryforwards are attributable to such member and (ii) there are certain other beneficial aspects of the structure of the AMC affiliated tax group. We cannot assure you, however, that we will not incur substantial additional tax liability if the AMC affiliated tax group is not permitted to file a federal consolidated return for five years.

We have had significant financial losses in previous years.

Prior to fiscal 2007, we had reported net losses in each of the prior nine fiscal years totaling approximately $551.1 million. For fiscal 2007, 2008, 2009, 2010, 2011, 2012, the period March 30, 2012 through August 30, 2012, the period August 31, 2012 through December 31, 2012, the year ended 2013, the year ended 2014, the year ended 2015, and the year ended 2016, we reported net earnings (losses) of $116.9 million, $(6.2) million, $(149.0) million, $79.9 million, $(174.3) million, $(94.1) million, $90.2 million, $(42.7) million, $364.4 million, $64.1 million, $103.9 million and 111.7 million, respectively. If we experience poor financial results in the future, we may be unable to meet our payment obligations while attempting to expand our theatre circuit and withstand competitive pressures or adverse economic conditions.

General political, social and economic conditions can reduce our attendance.

Our success depends on general political, social and economic conditions and the willingness of consumers to spend money at movie theatres. If going to motion pictures becomes less popular or consumers spend less on food and beverage, which accounted for 31.5% of our revenues in calendar 2016, our operations could be adversely affected. In addition, our operations could be adversely affected if consumers’ discretionary income falls as a result of an economic downturn. Geopolitical events, including the threat of terrorism or cyber‑attacks, could cause people to avoid our theatres or other public places where large crowds are in attendance. In addition, due to our concentration in certain markets, natural disasters such as hurricanes or earthquakes in those markets could adversely affect our overall results of operations.

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

Our controlling shareholder owns more than 86% of the combined voting power of our common stock and has significant influence over our corporate management and affairs.

Our Class B common stock has three votes per share, and our Class A common stock, which is the publicly traded stock, has one vote per share. As of December 31, 2016, Wanda owns 75,826,927 shares of Class B common stock, or 68.83% of our outstanding common stock, representing approximately 86.88% of the voting power of our outstanding common stock. After giving effect to our additional equity offering during February 2017, Wanda owns 57.95% of our outstanding common stock, representing approximately 80.52% of the voting power of our common stock. As such, Wanda has significant influence over our reporting and corporate management and affairs, and, because of the three-to-one voting ratio between our Class B and Class A common stock, Wanda will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval (including election of directors and approval of significant corporate transactions, such as mergers) so long as the shares of Class B common stock owned by Wanda and its permitted transferees represent at least 30% of all outstanding shares of our Class A and Class B common stock. The shares of our Class B common stock automatically convert to shares of Class A common stock upon Wanda and its permitted transferees holding less than 30% of all outstanding shares of our Class A and Class B common stock.

We may not generate sufficient cash flows or have sufficient restricted payment capacity under our Senior Secured Credit Facility or the indentures governing our debt securities to pay our intended dividends on our Class A common stock.

Subject to legally available funds, we intend to pay quarterly cash dividends. We will only be able to pay dividends from our available cash on hand and funds received from our subsidiaries. Our subsidiaries' ability to make distributions to us will depend on their ability to generate substantial operating cash flow. Our ability to pay dividends to our stockholders is subject to the terms of our Senior Secured Credit Facility and the indentures governing our outstanding notes. Our operating cash flow and ability to comply with restricted payment covenants in our debt instruments will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond our control. In addition, dividend payments are not mandatory or guaranteed, and our board of directors may decrease the level of dividends or entirely discontinue the payment of dividends. We may not pay dividends as a result of the following additional factors, among others:

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

The maximum amount we would be permitted to distribute in accordance with our Senior Secured Credit Facility and the indentures governing our debt securities was approximately $3.3 billion as of December 31, 2016. As a result of the foregoing limitations on our ability to make distributions, we cannot assure you that we will be able to make all of our intended quarterly dividend payments.

There may be future dilution of our Class A common stock, which could adversely affect the market price of shares of our Class A common stock.

In the future, we may issue additional shares of Class A common stock to raise cash to refinance indebtedness, for working capital, to finance strategic initiatives and future acquisitions or for other purposes. We may also acquire interests in other companies by using a combination of cash and shares of Class A common stock or just shares of Class A common stock. We may also issue securities convertible into, or exchangeable for, or that represent the right to receive, shares of Class A common stock. Any of these events may dilute the ownership interests of current stockholders, reduce our earnings per share or have an adverse effect on the price of our shares of Class A common stock.

Future sales of our Class A common stock in the public market could adversely affect the market price of our Class A common stock.

We cannot predict the effect, if any, that market sales of shares of our Class A common stock or the availability of shares of our Class A common stock for sale will have on the prevailing market price of our Class A common stock. Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales may occur, could reduce the market price of our shares of Class A common stock. As part of the Odeon transaction, we issued to the seller of Odeon 4,536,466 shares of Class A common stock, which may be sold under our existing shelf registration statement. While the Odeon seller has agreed to certain six-month and one-year lockup periods commencing on November 30, 2016, the Odeon seller could sell its shares of our Class A common stock promptly upon the expiration of such lock-up periods, and earlier in certain circumstances. Such sales could reduce the market price of shares of our Class A common stock.

Wanda holds shares of our Class B common stock, all of which constitute "restricted securities" under the Securities Act. The shares of our Class B common stock automatically convert to Class A common stock (1) if transferred to a person other than certain permitted transferees or (2) upon Wanda and its permitted transferees holding less than 30% of all outstanding shares of our Class A and Class B common stock. Provided the holders comply with the applicable volume limits and other conditions prescribed in Rule 144 under the Securities Act, all of these restricted securities are currently freely tradeable. Pursuant to a registration rights agreement dated December 23, 2013, we have agreed to use our best efforts to effect registered offerings upon request from Wanda and to grant incidental or "piggyback" registration rights with respect to any registrable securities held by Wanda. The obligation to effect any demand for registration by Wanda will be subject to certain conditions, including limitations on the number of demand registrations and limitations on the minimum value of securities to be registered. We have also agreed to use our best efforts to grant certain incidental or "piggyback" registration rights with respect to securities issued to the seller of Odeon and securities issued to certain current and former officers. The exercise of such registration rights by Wanda, the seller of Odeon and/or the current and former officers may substantially increase the number of shares of Class A common stock in the public market and could reduce the market price of shares of our Class A common stock.

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

Our controlling shareholder owns more than 86% of the combined voting power of our common stock and has significant influence over our corporate management and affairs.

Our Class B common stock has three votes per share, and our Class A common stock, which is the publicly traded stock, has one vote per share. As of December 31, 2016, Wanda owns 75,826,927 shares of Class B common stock, or 68.83% of our outstanding common stock, representing approximately 86.88% of the voting power of our outstanding common stock. As such, Wanda has significant influence over our reporting and corporate management and affairs, and, because of the three-to-one voting ratio between our Class B and Class A common stock, Wanda will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval (including election of directors and approval of significant corporate transactions, such as mergers) so long as the shares of Class B common stock owned by Wanda and its permitted transferees represent at least 30% of all outstanding shares of our Class A and Class B common stock. The shares of our Class B common stock automatically convert to shares of Class A common stock upon Wanda and its permitted transferees holding less than 30% of all outstanding shares of our Class A and Class B common stock.

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

Our incorporation under Delaware law, the ability of our board of directors to create and issue a new series of preferred stock or a stockholder rights plan and certain other provisions of our amended and restated certificate of incorporation and amended and restated bylaws, as amended, could impede a merger, takeover or other business combination involving our company or the replacement of our management or discourage a potential investor from making a tender offer for our Class A common stock, which, under certain circumstances, could reduce the market value of our Class A common stock.

Our issuance of preferred stock could dilute the voting power of the common stockholders and adversely affect the market value of our Class A common stock.

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

In addition, the issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our Class A common stock by making an investment in the common stock less attractive. For example, investors may not wish to purchase Class A common stock at a price above the conversion price of a series of convertible preferred stock because the holders of the preferred stock would effectively be entitled to purchase Class A common stock at the lower conversion price causing economic dilution to the holders of Class A common stock.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The following table sets forth the general character and ownership classification of our theatre circuit, excluding non-consolidated joint ventures and managed theatres, as of December 31, 2016:

Property Holding Classification	Theatres	Screens
Owned	41	315
Leased pursuant to ground leases	31	329
Leased pursuant to building leases	823	9,807
Total	895	10,451

Our theatre leases generally have initial terms ranging from 12 to 20 years, with options to extend the lease for up to 20 additional years. The leases typically require escalating minimum annual rent payments and additional rent payments based on a percentage of the leased theatre’s revenue above a base amount and require us to pay for property taxes, maintenance, insurance and certain other property-related expenses. In some instances our escalating minimum annual rent payments are contingent upon increases in the consumer price index. In some cases, our rights as tenant are subject and subordinate to the mortgage loans of lenders to our lessors, so that if a mortgage were to be foreclosed, we could lose our lease. Historically, this has never occurred.

We lease our corporate headquarters in Leawood, Kansas. We believe our facilities are currently adequate for our operations.

Currently, the majority of the food and beverage, seating and other equipment required for each of our theatres are owned. The majority of our digital projection equipment is leased from DCIP.

All obligations under the Senior Secured Credit Facility, and the guarantees of those obligations (as well as cash management obligations), are secured by substantially all of AMCE’s assets as well as those of each subsidiary guarantor.

Please refer to Narrative Description of Business under Part I Item 1 of this Annual Report on Form 10-K for the geographic locations of our Theatrical Exhibition circuit as of December 31, 2016. See Note 3-Property to the audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Item 3.  Legal Proceedings.

The information required to be furnished by us under this Part I, Item 3 (Legal Proceedings) is incorporated by reference to the information contained in Note 12 - Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 on this Annual Report on Form 10-K.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common equity consists of Class A and Class B common stock. Our Class A common stock has traded on the New York Stock Exchange since December 18, 2013 under the symbol “AMC.” There is no established public trading market for our Class B common stock.

The following table sets forth the historical high and low sales prices per share of our Class A common stock as reported by the New York Stock Exchange for the calendar periods indicated:

	2016
	High	Low
First Quarter (January 1, 2016 - March 31, 2016)	$29.92	$19.28
Second Quarter (April 1, 2016 - June 30, 2016)	30.31	25.75
Third Quarter (July 1, 2016 - September 30, 2016)	32.28	26.97
Fourth Quarter (October 1, 2016 - December 31, 2016)	35.65	30.40

	2015
	High	Low
First Quarter (January 1, 2015 - March 31, 2015)	$35.86	$24.97
Second Quarter (April 1, 2015 - June 30, 2015)	35.38	27.87
Third Quarter (July 1, 2015 - September 30, 2015)	32.90	24.27
Fourth Quarter (October 1, 2015 - December 31, 2015)	27.50	22.91

Holders of Common Stock

On February 13, 2017, there were approximately 38 stockholders of record of our Class A common Stock and one stockholder of record of our Class B common Stock.

Temporary Equity:  Certain members of management have the right to require Holdings to purchase the Class A common stock held by them under certain limited circumstances pursuant to the terms of a stockholders agreement. Beginning on January 1, 2016 and ending on January 1, 2019 (or upon the termination of a management stockholder’s employment by us without cause, by the management stockholder for good reason, or due to the management stockholder’s death or disability), management shareholders will have the right, in limited circumstances, to require Holdings to purchase shares that are not fully and freely tradeable at a price equal to the price per share paid by such management shareholder with appropriate adjustments for any subsequent events such as dividends, splits, or combinations. The shares of Class A common stock subject to the stockholder agreement are classified as temporary equity, apart from permanent equity, as a result of the contingent redemption feature contained in the stockholder agreement.

During the year ended December 31, 2016, a former employee who held 27,197 shares, relinquished his put right, therefore the related share amount of $284,000 was reclassified to additional paid-in capital, a component of stockholders’ equity. During the year ended December 31, 2015, a former employee who held 5,939 shares, relinquished his put right, therefore the related share amount of $62,000 was reclassified to additional paid-in capital, a component of stockholders’ equity. During the year ended December 31, 2014, certain members of management received $92,000 by tendering shares of Class A common stock to Holdings with an original recorded historical cost of $43,000. As a result of these transactions, temporary equity declined by $43,000 and additional paid-in capital increased by $43,000.

Dividend Policy

Subject to legally available funds, we intend to pay a quarterly cash dividend at an annual rate initially equal to approximately $0.80 per share (or a quarterly rate initially equal to approximately $0.20 per share) of Holdings’ Class A and Class B common stock. The payment of future dividends is subject to our Board of Directors’ discretion and dependent on many considerations, including limitations imposed by covenants in the agreements governing our indebtedness, operating results, capital requirements, strategic considerations and other factors.

We will only be able to pay dividends from our available cash on hand and funds received from our subsidiaries. Their ability to make any payments to us will depend upon many factors, including our operating results, cash flows and the terms of the Senior Secured Credit Facility and the indentures governing our debt securities. Our ability to pay dividends to our stockholders will also be subject to the terms of the indebtedness. The declaration and payment of any future dividends will be at the sole discretion of our board of directors after taking into account various factors, including legal requirements, our subsidiaries’ ability to make payments to us, our financial condition, operating results, cash flow from operating activities, available cash and current and anticipated cash needs. We do not intend to borrow funds to pay the quarterly dividend described above. See the Liquidity and Capital Resources section of Item 7 of Part II hereof for further information regarding the dividend restrictions.

The following is a summary of dividends and dividend equivalents declared to stockholders for the calendar periods indicated:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In thousands)(1)
February 25, 2016	March 7, 2016	March 21, 2016	$0.20	$19,762
April 27, 2016	June 6, 2016	June 20, 2016	0.20	19,762
July 25, 2016	September 6, 2016	September 19, 2016	0.20	19,760
November 3, 2016	December 5, 2016	December 19, 2016	0.20	20,666
February 3, 2015	March 9, 2015	March 23, 2015	0.20	19,637
April 27, 2015	June 8, 2015	June 22, 2015	0.20	19,635
July 28, 2015	September 8, 2015	September 21, 2015	0.20	19,622
October 29, 2015	December 7, 2015	December 21, 2015	0.20	19,654

(1)	Includes amounts related to restricted stock unit and performance stock unit awards that were not paid until such awards vested.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12. of Part III of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

None.

Issuer Purchase of Equity Securities

We did not have any repurchases of common stock for the year ended December 31, 2016:

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

The following stock performance graph compares, for the period December 18, 2013 through December 31, 2016, the cumulative total stockholder return for AMC Entertainment Holdings, Inc.’s common stock, the Standard & Poor’s Corporation Composite 500 Index and a self-determined peer group consisting of Carmike Cinemas, Inc. (CKEC), Cinemark Holdings, Inc. (CNK) and Regal Entertainment Group (RGC). Measurement points are the last trading day for each month ended December 31, 2013 through December 31, 2016. The graph assumes that $100 was invested on December 18, 2013 in our common stock and in our peer group and on November 30, 2013 in the Standard & Poor’s Corporation Composite 500 Index and assumes reinvestment of any dividends.

The stock price performance below is not necessarily indicative of future stock price performance.

COMPARISON OF 3 YEAR CUMULATIVE TOTAL RETURN*

Among AMC Entertainment Holdings, Inc., the S&P 500 Index, and a Peer Group

*$100 invested on 12/18/13 in stock or 11/30/13 in index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2017 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/18/13	12/13	1/14	2/14	3/14	4/14	5/14	6/14	7/14	8/14	9/14	10/14	11/14
AMC	100.00	110.60	115.02	123.20	130.52	124.54	122.01	135.04	122.93	128.52	125.87	139.07	143.56
S&P 500	100.00	102.53	98.99	103.51	104.38	105.16	107.62	109.85	108.33	112.67	111.09	113.80	116.86
Peer Group	100.00	102.20	95.33	95.13	95.02	96.21	102.80	113.11	104.31	112.88	107.89	114.90	117.98

	12/14	1/15	2/15	3/15	4/15	5/15	6/15	7/15	8/15	9/15	10/15	11/15	12/15
AMC	144.46	155.17	189.71	196.96	166.83	160.44	171.47	180.25	161.97	141.82	154.09	143.05	136.21
S&P 500	116.57	113.07	119.57	117.67	118.80	120.33	118.00	120.47	113.21	110.40	119.72	120.07	118.18
Peer Group	114.50	117.39	130.30	137.66	130.41	124.20	123.42	120.98	110.84	103.77	112.54	108.95	107.80

	1/16	2/16	3/16	4/16	5/16	6/16	7/16	8/16	9/16	10/16	11/16	12/16
AMC	123.73	136.38	160.10	161.18	164.39	159.01	169.44	175.14	180.23	182.32	196.81	196.23
S&P 500	112.32	112.16	119.77	120.24	122.40	122.71	127.24	127.42	127.44	125.12	129.75	132.31
Peer Group	97.08	108.52	120.53	117.77	120.88	124.58	130.04	128.92	129.25	131.54	135.51	128.15

Item 6.  Selected Financial Data.

	Year Ended (1)
					From
					Inception
					August 31,	March 30,
	Year	Year	Year	Year	2012	2012
	Ended	Ended	Ended	Ended	through	through
	December 31,	December 31,	December 31,	December 31,	December 31,	August 30,
(In thousands, except operating data)	2016	2015	2014	2013	2012	2012
	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Statement of Operations Data:
Revenues:
Admissions	$2,049,428	$1,892,037	$1,765,388	$1,847,327	$548,632	$816,031
Food and beverage	1,019,093	910,086	797,735	786,912	229,739	342,130
Other revenue	167,325	144,777	132,267	115,189	33,121	47,911
Total revenues	3,235,846	2,946,900	2,695,390	2,749,428	811,492	1,206,072
Operating Costs and Expenses:
Film exhibition costs	1,089,501	1,021,457	934,246	976,912	291,561	436,539
Food and beverage costs	142,167	128,569	111,991	107,325	30,545	47,326
Operating expense	873,456	795,722	733,338	726,641	230,434	297,328
Rent	505,463	467,822	455,239	451,828	143,374	189,086
General and administrative:
Merger, acquisition and transactions costs (9)	47,895	3,398	1,161	2,883	3,366	4,417
Management fee	—	—	—	—	—	2,500
Other(2)	90,719	58,212	64,873	97,288	29,110	27,023
Depreciation and amortization	268,243	232,961	216,321	197,537	71,633	80,971
Impairment of long-lived assets	5,544	1,702	3,149	—	—	—
Operating costs and expenses	3,022,988	2,709,843	2,520,318	2,560,414	800,023	1,085,190
Operating income	212,858	237,057	175,072	189,014	11,469	120,882
Other expense (income)(3)	(446)	10,684	(8,344)	(1,415)	49	960
Interest expense:
Corporate borrowings	110,731	96,857	111,072	129,963	45,259	67,614
Capital and financing lease obligations	10,806	9,231	9,867	10,264	1,873	2,390
Equity in (earnings) losses of non-consolidated entities	(47,718)	(37,131)	(26,615)	(47,435)	2,480	(7,545)
Investment expense (income)(4)	(10,154)	(6,115)	(8,145)	(2,084)	290	(41)
Earnings (loss) from continuing operations before income taxes	149,639	163,531	97,237	99,721	(38,482)	57,504
Income tax provision (benefit)(5)	37,972	59,675	33,470	(263,383)	3,500	2,500
Earnings (loss) from continuing operation	111,667	103,856	63,767	363,104	(41,982)	55,004
Gain (loss) from discontinued operations, net of income tax provision(6)	—	—	313	1,296	(688)	35,153
Net earnings (loss)	$111,667	$103,856	$64,080	$364,400	$(42,670)	$90,157
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$1.13	$1.06	$0.65	$4.74	$(0.56)	$0.87
Gain (loss) from discontinued operations	—	—	0.01	0.02	(0.01)	0.55
Basic earnings (loss) per share	$1.13	$1.06	$0.66	$4.76	$(0.57)	$1.42
Average shares outstanding—Basic	98,838	97,963	97,506	76,527	74,988	63,335
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$1.13	$1.06	$0.65	$4.74	$(0.56)	$0.86
Gain (loss) from discontinued operations	—	—	0.01	0.02	(0.01)	0.55
Diluted earnings (loss) per share	$1.13	$1.06	$0.66	$4.76	$(0.57)	$1.41
Average shares outstanding—Diluted	98,872	98,029	97,700	76,527	74,988	63,715

	Year Ended (1)(2)
					From
					Inception
					August 31,	March 30,
	Year	Year	Year	Year	2012	2012
	Ended	Ended	Ended	Ended	through	through
	December 31,	December 31,	December 31,	December 31,	December 31,	August 30,
(In thousands, except operating data)	2016	2015	2014	2013	2012	2013
	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Balance Sheet Data (at period end):
Cash and equivalents	$207,073	$211,250	$218,206	$546,454	$133,071
Corporate borrowings(7)	3,760,950	1,912,793	1,782,441	2,076,889	2,078,675
Other long-term liabilities	706,562	462,626	419,717	370,946	433,151
Capital and financing lease obligations	675,407	101,864	109,258	116,199	122,645
Stockholder’s equity	2,009,654	1,538,703	1,512,732	1,507,470	766,774
Total assets	8,641,841	5,088,317	4,755,168	5,044,802	4,273,838
Other Data:
Net cash provided by operating activities	$431,655	$467,557	$297,302	$357,342	$73,892	$76,372
Capital expenditures	(421,713)	(333,423)	(270,734)	(260,823)	(72,774)	(40,116)
Screen additions	17	23	29	12	—	—
Screen acquisitions	5,201	410	36	37	166	—
Screen dispositions	38	14	33	29	15	31
Construction openings (closures), net	(48)	60	(48)	(32)	18	(18)
Average screens—continuing operations(8)	5,592	4,933	4,871	4,859	4,732	4,742
Number of screens operated	10,558	5,426	4,947	4,963	4,975	4,806
Number of theatres operated	906	387	346	343	342	331
Screens per theatre	11.7	14.0	14.3	14.4	14.5	14.5
Attendance (in thousands)—continuing operations(8)	215,145	196,902	187,241	199,270	60,336	90,616

(1)

On November 15, 2012, we announced we had changed our fiscal year to a calendar year so that the calendar year shall begin on January 1st and end on December 31st of each year. Prior to the change, fiscal years refer to the fifty-two weeks, and in some cases fifty-three weeks, ending on the Thursday closest to the last day of March.

On August 30, 2012, Wanda acquired Holdings through a merger between Holdings and Wanda Film Exhibition Co. Ltd. (“Merger Subsidiary”), a wholly-owned indirect subsidiary of Wanda, whereby Merger Subsidiary merged with and into Holdings with Holdings continuing as the surviving corporation and as a then wholly-owned indirect subsidiary of Wanda (the “Merger”). Prior to the Merger, Holdings was privately owned by a group of private equity investors and related funds.

In connection with the change of control due to the Merger, AMC’s assets and liabilities were adjusted to fair value on the closing date of the Merger by application of “push down” accounting. As a result of the application of “push down” accounting in connection with the Merger, AMC’s financial statement presentations herein distinguish between a predecessor period (“Predecessor”), for periods prior to the Merger, and a successor period (“Successor”), for periods subsequent to the Merger. The Successor applied “push down” accounting and its financial statements reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed as of the Merger date. The selected financial data presented herein are those of Successor from its inception on August 31, 2012 through December 31, 2016, and those of Predecessor for all periods prior to the Merger date. As a result of the application of “push down” accounting at the time of the Merger, the selected financial data presented herein are for the Predecessor period and for the Successor period are presented on different bases and are, therefore, not comparable.

(2)

During the year ended December 31, 2016, other general and administrative expense included the annual incentive compensation expense of $14,109,000, a settlement of litigation of $7,000,000 and stock-based compensation expense of $6,843,000. During the year ended December 31, 2015, other general and administrative expense included the annual incentive compensation expense of $14,759,000, stock-based compensation expense of $10,480,000 and a net perodic benefit credit of $18,118,000 related to the termination of our post retirement health benefit plan. During the year ended December 31, 2014, other general and administrative expense included the annual incentive compensation expense of $13,327,000 and stock-based compensation expense of $11,293,000. During the year ended December 31, 2013, other general and administrative expense included both the annual incentive compensation expense of $19,563,000 and the management profit sharing plan expense of $11,300,000 related to improvements in net earnings, an IPO stock award of $12,000,000 to certain members of management, and early retirement and severance expense of $3,279,000. During the period of August 31, 2012 through December 31, 2012, other general and administrative expense included both the annual incentive compensation expense of $11,733,000 and the management profit sharing plan expense of $2,554,000 related to improvements in net earnings.

(3)

During the year ended December 31, 2016, we recorded income from business interruption proceeds of $424,000. During the year ended December 31, 2015, we recorded a loss on extinguishment related to the redemption of the Notes due 2020 of approximately $9,318,000 and a loss on the modification of the Senior Secured Credit Facility of $1,366,000. During the year ended December 31, 2014, we redeemed our Notes due 2019 resulting in a net gain of $8,386,000.

(4)

Investment expense (income) includes a gain on sale of our shares in RealD, Inc. of $3008,000 during the year ended December 31, 2016 and an impairment loss of $1,370,000 during the year ended December 31, 2013.

(5)

During the year ended December 31, 2016 we recorded a $19,200,000 income tax benefit related to favorable resolutions of uncertain tax positions with authorities. During the year ended December 31, 2013 we reversed our recorded valuation allowance for deferred tax assets. We generated sufficient earnings in the United States federal and state tax jurisdictions where it had recorded valuation allowances to conclude that it did not need valuation allowances in these tax jurisdictions. This reversal is reflected as a non-cash income tax benefit recorded during the year ended December 31, 2013. See Note 9 - Income Taxes to the Consolidated Financial Statements under Part II Item 8 of this Annual Report on Form 10-K.

(6)

All fiscal years presented include gains and losses from discontinued operations related to seven theatres in Canada and one theatre in the UK that were sold or closed in the Transition Period. During the year ended December 31, 2013, we received $4,666,000 for a sales price adjustment from the sale of theatres located in Canada. The gain from discontinued operations during the year ended December 31, 2013, was partially offset by income taxes, legal and professional fees, and contractual repairs and maintenance expenses.

(7)

We adopted the provisions of Accounting Standards Update (" ASU ") No. 2015-03 and 2015-15, Interest-Imputation of Interest (Subtopic 835-30) as of the beginning of 2016 on a retrospective basis. As a result of the adoption of ASU No. 2015-03 and ASU No. 2015-15 during the first quarter of 2016, amounts previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015 and in our Quarterly Report on Form 10-Q for the period ended June 30, 2015 have been reclassified to conform with the adoption. We continue to defer and present our debt issuance costs related to our line-of-credit arrangement as an asset regardless of whether there are any outstanding borrowings on the line-of-credit arrangement as provided in ASU No. 2015-15. The reclassification of debt issuance costs for term loans and senior subordinated notes from other long-term assets to corporate borrowings as of December 31, 2015, December 31, 2014, December 31, 2013, and December 31, 2012 was $21,768,000, $8,564,000, $1,922,000 and $0, respectively.

(8)	Includes consolidated theatres only.

(9)

Includes a $10,000,000 management transaction bonus financed by a capital contribution from Wanda and related to the successful completion of the Odeon and Carmike acquisitions during the year ended December 31, 2016.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the consolidated audited financial statements of AMC Entertainment Holdings, Inc. included elsewhere in this Form 10-K. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions relating to these statements.

Overview

AMC is the world’s largest theatrical exhibition company and an industry leader in innovation and operational excellence. Our Theatrical Exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs®  customer frequency membership program, rental of theatre auditoriums, income from gift card and exchange tickets sales, on-line ticketing fees and arcade games located in theatre lobbies. As of December 31, 2016, we owned, operated or had interests in 906 theatres and 10,558 screens.

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

During the 2016 calendar year, films licensed from our seven largest distributors based on revenues accounted for approximately 90% of our U.S. admissions revenues. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor’s films in any given year.

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

AMC Movie Screens

During the year ended December 31, 2016, we opened 2 new theatres with a total of 17 screens, acquired 520 theatres with 5,201 screens, which includes the acquisition of Odeon and Carmike, permanently closed 3 theatres with 38 screens, and temporarily closed 647 screens and reopened 599 screens to implement our strategy and install consumer experience upgrades. On November 30, 2016, we completed the acquisition of Odeon. As of December 31, 2016, Odeon operated 245 theatres with 2,249 screens in seven European countries, which created our International markets segment. On December 21, 2016, we completed the acquisition of Carmike. Carmike operates 271 theatres with 2,923 screens in small and mid-sized markets in 41 states which further complements our U.S. markets segment.

As of December 31, 2016, we had 5,070 3D enabled screens, including 196 IMAX®, and 82 PLF 3D enabled screens; approximately 48% of our screens were 3D enabled screens, including IMAX® 3D enabled screens, and approximately 2% of our screens were IMAX® 3D enabled screens. We are the largest IMAX® exhibitor in the United States with 178 screens and a 51% market share and each of our IMAX® local installations is protected by geographic exclusivity. The following table identifies the upgrades to our theatre circuit during the periods indicated:

	Number of	Number of
	Screens As of	Screens As of
Format	December 31, 2016	December 31, 2015
Digital	10,558	5,426
3D enabled (including IMAX and PLF)	5,070	2,643
IMAX (3D enabled)	196	152

Dolby CinemaTM at AMC	48	12
Other PLF (3D enabled)	82	13
Dine-in theatres	342	312
Premium seating	1,984	1,235

IMAX®. IMAX® is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. IMAX® offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX® theaters to connect with audiences in innovative ways, and as such, IMAX’s theater network is among the most important and successful theatrical distribution platforms for major event films around the world.

As of December 31, 2016, AMC is the largest IMAX® exhibitor in the U.S. with a 51% market share, and each of our IMAX® local installations is protected by geographic exclusivity. As of December 31, 2016, our IMAX® screen count is 100% greater than our closest competitor. We believe that we have had considerable success with our IMAX® partnership, and in June 2016 we announced an agreement to expand the number of IMAX® screens in our U.S. theatres to 185 by the end of 2019.

Dolby Cinema™ at AMC. In May 2015, we partnered with Dolby Laboratories, Inc. to unveil a premium cinema offering for movie-goers that combined state-of-the-art image and sound technologies with inspired theatre design and comfort. Dolby Cinema™ at AMC includes Dolby Vision™ laser projection and object oriented Dolby Atmos audio technology, as well as AMC’s plush power reclining seats with seat transducers that vibrate with the action on screen.

As of December 31, 2016, we have 48 fully operational Dolby Cinema™ at AMC screens. In August 2016 we announced the acceleration of our Dolby Cinema™ at AMC deployment. We expect to have 160 Dolby Cinema™ at AMC auditoriums operational by the end of 2018.

Prime at AMC. We believe there is considerable opportunity to add a private label PLF format in many of our locations, with superior sight and sound technology and enhanced seating as contrasted with our traditional auditoriums. This PLF format will give AMC the capability to add a screen in theatres already outfitted with IMAX® and/or Dolby Cinema™ at AMC. Also, this PLF should offer an enhanced theatrical experience for movie-goers beyond AMC’s current core theatres, but may not carry the same price premium as IMAX® or Dolby Cinema™ at AMC. Therefore, it may be especially relevant in smaller or more price sensitive markets.

Technical innovation has allowed us to enhance the consumer experience through premium formats such as 3D, IMAX®, and other large screen formats. When combined with our major markets’ customer base, the operating flexibility of digital technology enhances our capacity utilization and dynamic pricing capabilities. This enables us to achieve higher ticket prices for premium formats and provide incremental revenue from the exhibition of alternative content such as live concerts, sporting events, Broadway shows, opera and other non-traditional programming. Within each of our major markets, we are able to charge a premium for these services relative to our smaller markets. We intend to continue to broaden our content offerings and enhance the customer experience in operating IMAX® screens and through the installation of additional Dolby Cinema™ at AMC screens, our proprietary large format (“PLF”) screen concepts, and the presentation of attractive alternative content.

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

Recliner seating is the key feature of theatre renovations. We believe that maximizing comfort and convenience for our customers will be increasingly necessary to maintain and improve our relevance. These renovations, in conjunction with capital contributions from our landlords, involve stripping theatres to their basic structure in order to replace finishes throughout, upgrade the sight and sound experience, install modernized points of sale and, most importantly, replace traditional theatre seats with plush, electric recliners that allow customers to deploy a leg rest and fully recline at the push of a button. The renovation process typically involves losing up to two-thirds of a given auditorium’s seating capacity. For an industry historically focused on quantity, this reduction in seating capacity could be viewed as counter-intuitive and harmful to revenues. However, the quality improvement in the customer experience is driving an almost 50% increase in attendance at these locations in their first year post renovation. Our customers have responded favorably to the significant personal space gains from ample row depths, ability to recline or stretch their legs, extra-wide pillowed chaise and oversized armrests. The reseated theatres attract more midweek audiences than normal theatres and tend to draw more adults who pay higher ticket prices than teens or young children. We typically do not change ticket prices in the first year after construction, however, in subsequent years we typically increase our ticket prices at our reseated theatres by amounts well in excess of price adjustments for our non-renovated theatres.

As of December 31, 2016, we now feature recliner seating in approximately 190 theatres, including Dine-in-Theatres, totaling approximately 1,984 screens. By the end of 2017, we expect to convert an additional 750 screens to recliner seating.

Rebalancing of the new supply-demand relationship created by recliner seating presents us two further opportunities to improve customer convenience and maximize operating results: open-source internet ticketing and reserved seating.

Open-source internet ticketing makes our legacy AMC seats (over 820,000,000) in all our theatres and auditoriums for all our showtimes as available as possible, on as many websites as possible. This is a significant departure from the years prior to 2012, when tickets to any one of our theatres were only available on one website. We most recently deployed new technology by partnering with Atom Tickets to allow guests to utilize Atom’s mobile movie ticketing platform to purchase our tickets. Atom’s technology allows movie-goers to check movie reviews and AMC show times, coordinate movie outings among friends while allowing them to pay separately, and pre-pay for food and beverage items. Our tickets are currently on sale over the internet, directly or through mobile apps, at our own website and app and Fandango, Movietickets.com, Flixster and Atom Tickets. We believe increased online access is important because it captures customers’ purchase intent more immediately and directly than if we wait for their arrival at the theatre box office to make a purchase. Carefully monitoring internet pre-sales also lets us adjust capacity in real time, moving movies that are poised to over perform to larger capacity auditoriums or more additional auditoriums, thereby maximizing yield.

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

To address recent consumer trends, we are expanding our menu of enhanced food and beverage products to include made-to-order drinks and meals, customized coffee, healthy snacks, premium beers, wine and mixed drinks, flatbread pizzas, more varieties of hot dogs, four flavors of popcorn and other menu items. We plan to invest across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage design improvements to the development of new dine-in theatre options. The costs of these conversions in some cases are partially covered by investments from the theatre landlord. We currently operate 24 Dine-In Theatres that deliver chef-

inspired menus with seat-side or delivery service to luxury recliners with tables. Our recent Dine-In Theatre concepts are designed to capitalize on the latest food service trend, the fast casual eating experience.

Coca Cola Freestyle® puts customers in charge with over 140 drink flavor options in a compact footprint. Our operational excellence and history of innovation rewarded us with first-mover advantage on this new technology, which, as of December 31, 2016, was deployed in substantially all of our legacy AMC theatres. We expect to install Coca Cola Freestyle® machines in 100% of AMC’s domestic theatres, including all former Carmike theatres, by the end of 2017, and we have already begun the rollout at the Odeon theatres.

AMC Stubs®

AMC Stubs® is a customer loyalty program which allows members to earn rewards, receive discounts and participate in exclusive members-only offerings and services. In July 2016, we completed a national relaunch of our AMC Stubs® loyalty program featuring both a traditional paid tier called AMC Stubs PremiereTM and a new non-paid tier called AMC Stubs InsiderTM. Both programs reward loyal guests for their patronage of AMC Theatres. The AMC Stubs InsiderTM tier rewards guests for simply coming to the movies, and benefits include free refills on certain food items, discount ticket offers, a birthday gift and 20 reward points earned for every dollar spent. For a $15 annual membership fee, AMC Stubs PremiereTM members enjoy express service with specially marked shorter lines at the box office and concession stand, free size upgrades on certain food and beverage items, discount ticket offers, a birthday gift, discounted online ticketing fees and 100 points for every dollar spent. Some of the rewards earned are redeemable on future purchases at AMC locations. Once an AMC Stubs PremiereTM or AMC Stubs InsiderTM member accumulates 5,000 points they will earn a $5 virtual reward.

As of December 31, 2016, we had 5,263,000 active member households in the AMC Stubs® program. Our AMC Stubs® members represented approximately 23% of our attendance during 2016 with an average ticket price 3% lower than our non-members and food and beverage expenditures per patron 3% higher than non-members. We believe movie-goers want to be recognized and rewarded for attending our theatres and as a result, our new AMC Stubs® program is designed to strengthen guest loyalty, attract new guests and drive additional return visits. Our much larger database of identified moviegoers also provides us with additional insight into our customers’ movie preferences, and this enables us to have both a larger and a more targeted marketing effort to support our Hollywood studio partners.

The portion of the admissions and food and beverage revenues attributed to the rewards is deferred as a reduction of admissions and food and beverage revenues and is allocated between admissions and food and beverage revenues based on expected member redemptions.

Upon redemption, deferred rewards are recognized as revenues along with associated cost of goods. Points are forfeited upon expiration and recognized as admissions or food and beverage revenues. For the paid tier of the program (AMC Stubs PremiereTM), the program’s annual membership fee is deferred, net of estimated refunds, and is recognized ratably over the one-year membership period.

The following table reflects AMC Stubs® activity for the year ended December 31, 2016:

			AMC Stubs Revenue for the
			Year Ended December 31, 2016
	Deferred		Other Theatre		Food and
	Membership	Deferred	Revenues	Admissions	Beverage	Ticketing
(In thousands)	Fees	Rewards	(Membership Fees)	Revenues	Revenues	Revenues
Balance, December 31, 2015	$12,142	$17,013
Membership fees received	24,365	—	$—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	24,778	—	(24,778)	—	—
Food and beverage	—	30,006	—	—	(30,006)	—
Rewards redeemed:
Admissions	—	(21,923)	—	21,923	—	—
Food and beverage	—	(26,560)	—	—	26,560	—
Amortization of deferred revenue	(24,014)	—	18,784	1,311	2,608	1,311
For the period ended or balance as of December 31, 2016	$12,493	$23,314	$18,784	$(1,544)	$(838)	$1,311

The following table reflects AMC Stubs® activity for the year ended December 31, 2015:

			AMC Stubs Revenue for the
			Year Ended December 31, 2015
	Deferred		Other Theatre		Food and
	Membership	Deferred	Revenues	Admissions	Beverage
(In thousands)	Fees	Rewards	(Membership Fees)	Revenues	Revenues
Balance, December 31, 2014	$11,408	$16,129
Membership fees received	25,157	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	18,376	—	(18,376)	—
Food and beverage	—	27,052	—	—	(27,052)
Rewards redeemed:
Admissions	—	(18,137)	—	18,137	—
Food and beverage	—	(26,407)	—	—	26,407
Amortization of deferred revenue	(24,423)	—	24,423	—	—
For the period ended or balance as of December 31, 2015	$12,142	$17,013	$24,423	$(239)	$(645)

The following table reflects AMC Stubs® activity for the year ended December 31, 2014:

			AMC Stubs Revenue for the
			Year Ended December 31, 2014
	Deferred		Other Theatre		Food and
	Membership	Deferred	Revenues	Admissions	Beverage
(In thousands)	Fees	Rewards	(Membership Fees)	Revenues	Revenues
Balance, December 31, 2013	$14,258	$17,117
Membership fees received	23,288	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	16,951	—	(16,951)	—
Food and beverage	—	27,775	—	—	(27,775)
Rewards redeemed:
Admissions	—	(17,593)	—	17,593	—
Food and beverage	—	(28,121)	—	—	28,121
Amortization of deferred revenue	(26,138)	—	26,138	—	—
For the period ended or balance as of December 31, 2014	$11,408	$16,129	$26,138	$642	$346

Significant Events

Odeon and UCI Cinemas Holdings Limited.  In November 2016, we completed the acquisition of Odeon for cash and stock. The purchase price for Odeon was $637,073,000, comprised of cash of $480,338,000 and 4,536,466 shares of Class A common stock with a fair value of $156,735,000 (based on a closing sale price of $34.55 per share on November 29, 2017). In addition, we repaid indebtedness of Odeon of approximately $593,173,000 at closing. As of December 31, 2016, Odeon operated 245 theatres with 2,249 screens in four major markets: United Kingdom, Spain, Italy and Germany; and three smaller markets: Austria, Portugal and Ireland, and is included within our International markets segment. We expect to realize approximately $10,000,000 of synergies and cost savings related to this acquisition as a result of purchasing and procurement economies of scale.

Carmike Cinemas, Inc.  We completed the acquisition of Carmike for cash and stock. The purchase price for Carmike was $858,240,000 comprised of cash of $584,291,000 and 8,189,808 shares of our Class A common stock with a fair value of $273,949,000 (based on a closing share price of $33.45 per share on December 20, 2016). We also assumed $230,000,000 aggregate principal amount of 6.00% Senior Secured Notes due June 15, 2023 (the “Senior Secured Notes due 2023”), in connection with the acquisition of Carmike. As of December  21, 2016, Carmike operated 271 theatres with 2,923 screens in small and mid-sized markets in 41 states, which further complements our U.S. markets segment. We expect to realize approximately $35,000,000 of synergies and cost savings related to this acquisition as a result of purchasing and procurement economies of scale and general and administrative expense savings, particularly with respect to the consolidation of corporate related functions and elimination of redundancies.

RealD Inc. We sold all of our 1,222,780 shares of common stock in RealD Inc. during the year ended

December 31, 2016 and recognized a gain on sale of $3,008,000.

Corporate Borrowings.

Bridge Loan Agreement

On December 21, 2016, we entered into a bridge loan agreement with Citicorp North America, Inc., as administrative agent and the other lenders party thereto (the “Bridge Loan Agreement”). We borrowed $350,000,000 of interim bridge loans (the “Interim Bridge Loans”) on December 21, 2016 under the Bridge Loan Agreement. The proceeds from the Interim Bridge Loans were used to pay a portion of the acquisition of Carmike.

On February 13, 2017, we repaid the aggregate principal amount of the Bridge Loan of $350,000,000 with a portion of the proceeds from our additional public offering.

Senior Secured Credit Facility

The Senior Secured Credit Facility is with a syndicate of banks and other financial institutions. The Senior Secured Credit Facility also provides for a Revolving Credit Facility, including a borrowing capacity, which is available for letters of credit and for swingline borrowings on same-day notice.

On April 30, 2013, we entered into a $925,000,000 Senior Secured Credit Facility pursuant to which we borrowed term loans (the “Term Loan due 2020”) and used the proceeds to fund the redemption of the former Senior Secured Credit Facility terms loans. The Senior Secured Credit Facility was comprised of a $150,000,000 Revolving Credit Facility, which matured on April 30, 2018, and a $775,000,000 term loan, which matured on April 30, 2020. The Term Loan due 2020 required repayments of principal of 0.25% of the original principal amount, or $1,937,500, per quarter, with the remaining principal payable upon maturity. The term loan was issued at a 0.25% discount. We capitalized deferred financing costs of approximately $6,909,000 related to the issuance of the Revolving Credit Facility and approximately $2,217,000 related to the issuance of the Term Loan due 2020. We recorded a net gain of approximately $130,000 in other expense (income), which consisted of a premium write-off, partially offset by the third-party costs incurred in connection with the repurchase due to the former Senior Secured Credit Facility term loans during the year ended December 31, 2013.

On December 11, 2015, we entered into a first amendment to our Senior Secured Credit Agreement dated April 30, 2013 (“First Amendment”). The First Amendment provides for the incurrence of $125,000,000 incremental term loans (“Incremental Term Loan”). In addition, the First Amendment, among other things, (a) extends the maturity date with respect to (i) the existing Term Loan due 2020 and the Incremental Term Loan (together “Term Loan due 2022”) to December 15, 2022 and (ii) the Revolving Credit Facility from April 30, 2018 to December 15, 2020 and (b) increases the applicable margin for the Term Loan due 2022 from 1.75% with respect to base rate borrowings to 2.25% and 2.75% with respect to LIBOR borrowings to 3.25%. Proceeds from the issuance of Term Loan due 2022 were $124,375,000. We capitalized deferred financing costs of approximately $6,545,000 related to the modification of the Revolving Credit Facility and approximately $3,329,000 related to the modification of the term loans under the Senior Secured Credit Facility. The proceeds of the Incremental Term Loan were used to pay expenses related to the First Amendment transactions and the Starplex Cinemas acquisition. We recorded a loss of approximately $1,366,000 in other expense (income) during the year ended December 31, 2015, which consisted of third-party costs, deferred financing costs, and discount write-off incurred in connection with the modification of the Senior Secured Credit Facility. At December 31, 2016, the aggregate principal balance of the Term Loan due 2022 was $871,819,000 and there were no borrowings under the Revolving Credit Facility. As of December 31, 2016, we had approximately $137,390,000 available for borrowing, net of letters of credit, under our Revolving Credit Facility.

On November 8, 2016, we amended our Senior Secured Credit Agreement dated April 30, 2013, as previously amended, to among other things, lower the applicable margin on base rate borrowings from 2.25% to 2.00% and the applicable margin on LIBOR borrowings from 3.25% to 2.75%, to reduce the minimum rate for base rate borrowings from 1.75% to 1.00% and the minimum rate for LIBOR rate borrowings and to allow for additional term loan borrowings of $500,000,000. On November 29, 2016, we borrowed $500,000,000 additional Term loans due on December 15, 2023 (“Term Loan due 2023”). We recorded deferred financing costs of approximately $18,791,000 and a discount of 0.25%, or $1,250,000, related to the Term Loan due 2023. We used the net proceeds from the Term Loan due 2023 to pay a portion of the consideration for the Odeon acquisition and the related refinancing of Odeon debt assumed in the acquisition.

Notes due 2025.  On June 5, 2015, AMCE issued $600,000,000 aggregate principal amount of our Notes due 2025 in a private offering. AMCE capitalized deferred financing costs of approximately $11,378,000, related to the issuance of the Notes due 2025. The Notes due 2025 mature on June 15, 2025. AMCE will pay interest on the Notes due 2025 at 5.75% per annum, semi-annually in arrears on June 15th and December 15th, commencing on December 15, 2015. AMCE may redeem some or all of the Notes due 2025 at any time on or after June 15, 2020 at 102.875% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after June 15, 2023, plus accrued and unpaid interest to the redemption date. Prior to June 15, 2020, AMCE may redeem the Notes due 2025 at par plus a make-whole premium. AMCE used the net proceeds from the Notes due 2025 private offering and cash on hand, to pay the consideration for the tender offer for the 9.75% Senior Subordinated Notes due 2020 (“Notes due 2020”), plus any accrued and unpaid interest and related transaction fees and expenses.

On June 5, 2015, in connection with the issuance of the Notes due 2025, AMCE entered into a registration rights agreement. Subject to the terms of the registration rights agreement, AMCE filed a registration statement on June 19, 2015 pursuant to the Securities Act of 1933, as amended, relating to an offer to exchange the original Notes due 2025 for exchange Notes due 2025 registered pursuant to an effective registration statement; the registration statement was declared effective on June 29, 2015, and AMCE commenced the exchange offer. The exchange notes have terms identical to the original notes except that the exchange notes do not contain terms with respect to transfer restrictions and registration rights and additional interest payable for the failure to consummate the exchange offer within 210 days after the issue date. After the exchange offer expired on July 27, 2015, all of the original Notes due 2025 were exchanged.

Notes due 2022.  On February 7, 2014, AMCE completed an offering of $375,000,000 aggregate principal amount of our Senior Subordinated Notes due 2022 (the “Notes due 2022”) in a private offering. AMCE capitalized deferred financing costs of approximately $7,748,000, related to the issuance of the Notes due 2022. The Notes due 2022 mature on February 15, 2022. AMCE will pay interest on the Notes due 2022 at 5.875% per annum, semi-annually in arrears on February 15th and August 15th, commencing on August 15, 2014. AMCE may redeem some or all of the Notes due 2022 at any time on or after February 15, 2017 at 104.406% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 15, 2020, plus accrued and unpaid interest to the redemption date. Prior to February 15, 2017, AMCE may redeem the Notes due 2022 at par plus a make-whole premium. AMCE used the net proceeds from the Notes due 2022 private offering, together with a portion of the net proceeds from the Holdings’ IPO, to pay the consideration and consent payments for the tender offer for the 8.75% Senior Fixed Rate Notes due 2019 (“Notes due 2019”), plus any accrued and unpaid interest and related transaction fees and expenses.

AMCE filed a registration statement on April 1, 2014 pursuant to the Securities Act of 1933, as amended, relating to an offer to exchange the original Notes due 2022 for exchange Notes due 2022. The registration statement was declared effective on April 9, 2014. After the exchange offer expired on May 9, 2014, all the original Notes due 2022 were exchanged.

Notes due 2020.  On May 26, 2015, AMCE launched a cash tender offer for any and all of our outstanding Notes due 2020 at a purchase price of $1,093 for each $1,000 principal amount of Notes due 2020 validly tendered and accepted by AMCE on or before June 2, 2015 (the “Expiration Date”). Holders of $581,324,000, or approximately 96.9%, of the Notes due 2020 validly tendered and did not withdraw their Notes due 2020 on or prior to the Expiration Date. On October 30, 2015, AMCE gave notice of our intention to redeem any and all of the remaining $18,676,000 principal amount of the Notes due 2020 on December 1, 2015 at 104.875% of the principal amount, plus accrued and unpaid interest to the redemption date. AMCE completed the redemption of all of our outstanding Notes due 2020 on December 1, 2015. We recorded a loss on extinguishment related to the redemptions of the Notes due 2020 of approximately $9,318,000 in other expense (income) during the year ended December 31, 2015.

Notes due 2019.  On January 15, 2014, AMCE launched a cash tender offer and consent solicitation for any and all of our outstanding Notes due 2019 at a purchase price of $1,038.75 plus a $30.00 consent fee for each $1,000 principal amount of Notes due 2019 validly tendered and accepted by AMCE on or before the consent payment deadline on January 29, 2014 (the “Consent Date”). Holders of $463,950,000, or approximately 77.33%, of the Notes due 2019 validly tendered (or defective tender waived by AMCE) and did not withdraw their Notes due 2019 prior to the expiration of the Consent Date. An additional $14,000 of Notes due 2019 was tendered from the Consent Date to the expiration date of the tender offer. On February 7, 2014, AMCE accepted for purchase $463,950,000 aggregate principal amount, plus accrued and unpaid interest of the Notes due 2019, at a purchase price of $1,038.75 plus a $30.00 consent fee for each $1,000 principal amount of Notes due 2019 validly tendered (or defective tender waived by AMCE), and, on February 14, 2014, AMCE accepted for purchase the additional $14,000 of Notes due 2019 tendered after the Consent Date, plus accrued and unpaid interest, at a purchase price of $1,038.75 for each $1,000 principal amount of Notes due 2019 validly tendered. On April 22, 2014, AMCE gave notice for redemption of all outstanding Notes due 2019 on a redemption date of June 1, 2014 (the “Redemption Date”) at a redemption price of 104.375% of the principal amount together with accrued and unpaid interest to the Redemption Date. The aggregate principal amount of the Notes due 2019 outstanding on April 22, 2014 was $136,036,000. AMCE completed the redemption of all of our outstanding Notes due 2019 on June 2, 2014. we recorded a gain on extinguishment related to the cash tender offer and redemption of the Notes due 2019 of approximately $8,544,000 in other expense (income), partially offset by other expenses of $158,000 during the year ended December 31, 2014.

Notes due 2026.  On November 8, 2016, we completed an offering of $595,000,000 aggregate principal amount of our Senior Subordinated Notes due 2026 (the “Notes due 2026”) in a private offering. We capitalized deferred financing costs of approximately $26,990,000, related to the issuance of the Notes due 2026. The Notes due 2026 mature on November 15, 2026. We will pay interest on the Notes due 2026 at 5.875% per annum, semi-annually in arrears on May 15th and November 15th, commencing on May 15, 2017. We may redeem some or all of the Notes due 2026 at any time on or after November 15, 2021, at the redemption prices set forth in the Indenture. In addition, we may redeem up to 35% of the aggregate principal amount of the Notes due 2026 using net proceeds from certain equity offerings completed on or prior to November 15, 2019 at a redemption price as set forth in the Indenture. We may redeem some or all of the Notes due 2026 at any time prior to November 15, 2021 at a redemption price equal to 100% of their aggregate principal amount and accrued and unpaid interest to, but not including, the date of redemption, plus an applicable make-whole premium. We used the net proceeds from the Notes due 2026 private offering, together with a portion of the net proceeds from the Sterling Notes due 2024 (see below) and Term Loan due 2023 to pay a portion of the consideration for Odeon plus related transaction fees and expenses.

Sterling Notes due 2024.  On November 8, 2016, we completed an offering of £250,000,000 aggregate principal amount of our Senior Subordinated Notes due 2024 (the “Sterling Notes due 2024”) in a private offering. We capitalized deferred financing costs of approximately $14,957,000, related to the issuance of the Sterling Notes due 2024. The Sterling Notes due 2024 mature on November 15, 2024. We will pay interest on the Sterling Notes due 2024 at 6.375% per annum, semi-annually in arrears on May 15th and November 15th, commencing on May 15, 2017. We may redeem some or all of the Sterling Notes due 2024 at any time on or after November 15, 2019, at the redemption prices set forth in the Indenture. In addition, we may redeem up to 35% of the aggregate principal amount of the Sterling Notes due 2024 using net proceeds from certain equity offerings completed on or prior to November 15, 2019 at a redemption price as set forth in the Indenture. We may redeem some or all of the Sterling Notes due 2024 at any time prior to November 15, 2019 at a redemption price equal to 100% of their aggregate principal amount and accrued and unpaid interest to, but not including, the date of redemption, plus an applicable make-whole premium. We used the net proceeds from the Sterling Notes due 2024 private offering, together with a portion of the net proceeds from the Sterling Notes due 2024 and New Term Loan to pay a portion of the consideration for Odeon plus any related transaction fees and expenses.

Postretirement Medical Plan Termination.  On January 12, 2015, the Compensation Committee and the Board of Directors of Holdings, adopted resolutions to terminate the AMC Postretirement Medical Plan with an effective date of March 31, 2015. During the quarter ended March 31, 2015, we notified eligible associates that their retiree medical coverage under the plan would terminate after March 31, 2015. Payments to eligible associates were approximately $4,300,000 during the year ended December 31, 2015. We recorded net periodic benefit credits of $18,118,000, including curtailment gains, settlement gains, amortization of unrecognized prior service credits and amortization of actuarial gains recorded in accumulated other comprehensive income related to the termination and settlement of the plan during the year ended December 31, 2015.

NCM.  On May 5, 2014, NCM, Inc., the sole manager of NCM LLC, announced that it had entered into a merger agreement to acquire Screenvision, LLC for $375,000,000, consisting of cash and NCM, Inc. common stock. Consummation of the transaction was subject to regulatory approvals and other customary closing conditions. On November 3, 2014, the United States Department of Justice filed an antitrust lawsuit seeking to enjoin the transaction. On March 16, 2015, NCM, Inc. and Screenvision, LLC decided to terminate the merger agreement. The termination of the merger agreement was effective upon NCM, Inc.’s payment of a $26,840,000 termination payment. The estimated legal and other transaction expenses were approximately $14,990,000. NCM LLC, of which AMC was an approximate 15.05% owner at March 31, 2015, had agreed to indemnify NCM, Inc. and bear a pro rata portion of the termination fee and other transaction expenses. Accordingly, we recorded expense of approximately $6,300,000 in equity in earnings of non-consolidated entities associated with these transaction expenses recorded by NCM LLC during the year ended December 31, 2015. Refer to Item 1. Business, Significant Acquisitions, Dispositions, Financing and Recent Developments “The Carmike Acquisition” in this Annual Report on Form10-K, for discussion of required divestitures of our interest in NCM.

Dividends.  The following is a summary of dividends and dividend equivalents declared to stockholders:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In thousands)
February 25, 2016	March 7, 2016	March 21, 2016	$0.20	$19,762
April 27, 2016	June 6, 2016	June 20, 2016	0.20	19,762
July 25, 2016	September 6, 2016	September 19, 2016	0.20	19,760
November 3, 2016	December 5, 2016	December 19, 2016	0.20	20,666
February 3, 2015	March 9, 2015	March 23, 2015	0.20	19,637
April 27, 2015	June 8, 2015	June 22, 2015	0.20	19,635
July 28, 2015	September 8, 2015	September 21, 2015	0.20	19,622
October 29, 2015	December 7, 2015	December 21, 2015	0.20	19,654

During the years ended December 31, 2016, December 31, 2015 and December 31, 2014, we paid dividends and dividend equivalents of $79,627,000, $78,608,000 and $58,504,000, respectively. At December 31, 2016, December 31, 2015 and December 31, 2014, we accrued $488,000, $165,000 and $225,000, respectively, for the remaining unpaid dividends.

On February 14, 2017, Holdings’ Board of Directors declared a cash dividend in the amount of $0.20 per share on Class A and Class B common stock, payable on March 27, 2017 to stockholders of record on March 13, 2017.

The Proposed Nordic Acquisition. On January 20, 2017, we entered into a definitive agreement to acquire Nordic Cinema Group Holding AB (“Nordic”) from European private equity firm Bridgepoint and Swedish media group Bonnier Holding in an all-cash transaction valued at SEK 8,250 million ($929 million USD) as of January 20, 2017. The U.S. Dollar amounts set forth in the preceding sentence assume a SEK/USD exchange rate of SEK 8.879 = USD $1.00 as of January 20, 2017. Nordic is the largest theatre exhibitor in seven countries in the affluent northern region of Europe. Nordic operates 68 theatres and has a substantial minority interest (approximately a 50% ownership) in another 50 associated theatres to which Nordic provides a variety of shared services. Nordic’s theatres are number one in market share in Sweden, Finland, Estonia, Latvia and Lithuania. Nordic currently is number two in market share in Norway, and with a new theatre currently under construction in Norway and scheduled to open next year, is expected to increase market share in Norway to number one as well. Nordic also has theatres in Denmark. We have entered into a debt financing commitment letter in connection with the definitive agreement, which provides senior secured incremental term loans in an aggregate amount of up to $675,000,000 and a senior subordinated bridge loan in an aggregate amount of up to $325,000,000 to fund the acquisition. There can be no assurance that we will be successful in completing the debt financing on favorable terms as it involves matters outside of our control. The transaction is conditional upon antitrust clearance by the European Commission, which is expected to be received in the first half of 2017.

Additional Public Offering. On February 13, 2017, we completed an additional public offering of 19,047,619 shares of Class A common stock at price of $31.50 per share ($600,000,000), resulting in net proceeds of $579,000,000 after underwriters commission. We used a portion of the net proceeds to repay the aggregate principal amount of the Bridge Loan of $350,000,000. On February 17, 2017, we completed an additional public offering of 1,283,255 shares of Class A common stock at a price of $31.50 per share ($40,423,000), resulting in net proceeds of $39,000,000, pursuant to the partial exercise of the over-allotment option granted to the underwriters.

NCM Agreement

On March 9, 2017, we reached an agreement with NCM to implement the requirements of the final judgment entered in connection with the DOJ approval of the Carmike transaction. Pursuant to the agreement, we will receive approximately 18,400,000 NCM common units related to annual attendance at the Carmike theatres. Because the Carmike theatres were subject to a pre-existing agreement with a third party and will not receive advertising services from NCM, we will be obligated to make quarterly payments to NCM reflecting the estimated value of the advertising services at the Carmike theatres as if NCM had provided such services. The quarterly payments will continue until the earlier of (i) the date the theatres are transferred to the NCM network or (ii) expiration of the Exhibitors Services Agreement (“ESA”) with NCM. All calculations will be made pursuant to the terms of the existing ESA and Common Unit Adjustment Agreement with NCM. With regard to the existing AMC theatres on the NCM network that are required under the final judgment to be transferred to another advertising provider, we will return approximately 2,850,000 NCM common units to NCM, calculated under the Common Unit Adjustment Agreement as if such theatres had been disposed of on March 3, 2017. We are not obligated to make quarterly payments with respect to the transferred theatres. In addition, we will return 1,800,000 additional NCM common units (valued at approximately $25.0 million) in exchange for a waiver of exclusivity by NCM as to the required transferred theatres for the term of the final judgment, which is expected to be expensed as General and administrative: Merger, acquisition and transaction costs when the common units are returned to NCM. As a result of the agreement, we will receive approximately 13,750,000 net additional NCM common units, valued at approximately $175,038,000 based on the market price of NCM, Inc. stock on March 8, 2017. Due to the structure of the transactions, we will no longer anticipate recognizing taxable gain upon the receipt of the new NCM common units. We have also agreed to reimburse NCM up to $1,000,000 for expenses related to the negotiation of this agreement.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our financial statements, We are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our Consolidated Financial Statements are prepared. On a regular basis, We review the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. We have identified several policies as being critical because they require management to make particularly difficult, subjective and complex judgments about matters that are inherently uncertain, and there is a likelihood that materially different amounts would be reported under different conditions or using different assumptions.

All of our significant accounting policies are discussed in Note 1 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Impairments.  We evaluate goodwill and other indefinite lived intangible assets for impairment annually or more frequently as specific events or circumstances dictate. We have invested material amounts of capital in goodwill and other intangible assets in addition to other long-lived assets. We operate in a very competitive business environment and our revenues are highly dependent on movie content supplied by film producers. In addition, it is common for us to closely monitor certain locations where operating performance may not meet our expectations.

We review long-lived assets, including definite-lived intangibles, investments in non-consolidated equity method investees, marketable equity securities and internal use software for impairment when events or changes in circumstances indicate that the carrying amount of the asset group may not be fully recoverable. We identify impairments related to internal use software when management determines that the remaining carrying value of the software will not be realized through future use. We review internal management reports on a quarterly basis as well as monitor current and potential future competition in the markets where we operate for indicators of triggering events or circumstances that indicate potential impairment of individual theatre assets. We evaluate theatres using historical and projected data of theatre level cash flow as our primary indicator of potential impairment and consider the seasonality of our business when making these evaluations. Under these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset group, an impairment loss is recognized in the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date for the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period unless it is probable existing renewal options will be exercised and may be less than the remaining lease period when we do not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows. The fair value of furniture, fixtures and equipment has been determined using similar asset sales, in some instances with the assistance of third party valuation studies and using management judgment.

We have recorded impairment charges primarily related to long-lived assets of $5,544,000, $1,702,000, and $3,149,000 during the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively. There are a number of estimates and significant judgments that are made by management in performing these impairment evaluations. Such judgments and estimates include estimates of future revenues, cash flows, capital expenditures, and the cost of capital, among others. We believe we have used reasonable and appropriate business judgments. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy. These estimates determine whether impairments have been incurred, and quantify the amount of any related impairment charge. Given the nature of our business and our recent history, future impairments are possible and they may be material, based upon business conditions that are constantly changing and the competitive business environment in which we operate.

Our recorded goodwill was $3,932,960,000 and $2,406,691,000 as of December 31, 2016 and December 31, 2015, respectively. We evaluate goodwill and our indefinite-lived trademarks for impairment annually during our fourth fiscal quarter and any time an event occurs or circumstances change that would more likely than not reduce the fair value for a reporting unit below its carrying amount. Our goodwill is recorded in our U.S. markets and International markets operating segments. Goodwill recorded in International markets arose in connection with the Odeon acquisition on November 30, 2016.

At December 31, 2016, December 31, 2015 and December 31, 2014, we assessed qualitative factors and reached a determination that it is not more likely than not that the fair value of our U.S. markets are less than the carrying value and therefore the two-step method, as described in ASC 350-20, is not necessary. Factors considered in determining this conclusion include but are not limited to the excess fair value of our equity as determined by our closing stock price on December 31, 2016 over our carrying value as of December 31, 2016 and our Adjusted EBITDA improvement from calendar 2015. At December 31, 2016, the fair value of our total stockholders’ equity exceeded the carrying value by more than 10%.

There was no goodwill impairment as of December 31, 2016, December 31, 2015 or December 31, 2014.

Film Exhibition Costs.  We have agreements with film companies who provide the content we make available to our customers. We are required to routinely make estimates and judgments about box office receipts for certain films and for films provided by specific film distributors in closing our books each period. These estimates are subject to adjustments based upon final settlements and determinations of final amounts due to our content providers that are typically based on a film’s box office total receipts and how well it performs. Licenses that we enter into typically state that rental fees are based on aggregate terms established prior to the opening of the film. In certain circumstances and less frequently, our rental fees are based on a mutually agreed settlement upon the conclusion of the film. We rely upon our industry experience, industry expectations of how well a film will perform and professional judgment in determining amounts to fairly record these obligations at any given point in time. The accruals made for film costs have historically been material and we expect they will continue to be so into the future. During the years ended December 31, 2016, December 31, 2015, and December 31, 2014, our film exhibition costs totaled $1,089,501,000, $1,021,457,000, and $934,246,000, respectively.

Income and operating taxes. Income and operating taxes are inherently difficult to estimate and record. This is due to the complex nature of the U.S. and International tax codes and also because our returns are routinely subject to examination by government tax authorities, including federal, state and local officials. Most of these examinations take place a few years after we have filed our tax returns. Our tax audits in many instances raise questions regarding our tax filing positions, the timing and amount of deductions claimed and the allocation of income among various tax jurisdictions. At December 31, 2016, our federal income tax loss carry forward of approximately $562,289,000, which will begin to expire in 2018, our state income tax loss carryforwards of $257,594,000, which may be used over various periods ranging from 1 to 20 years, and our foreign income tax loss carryforwards of $459,800,000, which all but $13,800,000 can be used indefinitely, requires us to estimate the amount of carry forward losses that we can reasonably be expected to realize. Future changes in conditions and in the tax code may change these strategies and thus change the amount of carry forward losses that we expect to realize and the amount of valuation allowances we have recorded. Accordingly future reported results could be materially impacted by changes in tax matters, positions, rules and estimates and these changes could be material.

Acquisitions.  We account for our acquisitions of theatrical exhibition businesses using the purchase method. The purchase method requires that we estimate the fair value of the individual assets and liabilities acquired as well as various forms of consideration given including cash and common stock. We have obtained preliminary independent third party valuation studies for certain of the assets and liabilities acquired to assist us in determining fair value. The estimation of the fair value of the assets and liabilities acquired including deferred tax assets and liabilities related to such amounts and consideration given involves a number of judgments and estimates that could differ materially from the actual amounts. In many cases estimates of fair values for assets and liabilities are based upon projected revenues or other future amounts and discount rates that are consistent with our weighted average cost of capital and implied internal rate of return used to determine the purchase price.

We completed the Odeon Acquisition on November 30, 2016 and the Carmike Acquisition on December 21, 2016. The acquisitions were treated as purchases in accordance with ASC Topic 805-Business Combinations for an estimated purchase price of $637,073,000 and $858,240,000, respectively. Consideration was provided through the issuance of 4,535,466 common shares for Odeon and 8,189,808 common shares for Carmike and were valued based on our closing share price on November 29, 2016 of $34.55 for Odeon ($156,735,000) and our closing share price on December 20, 2016 of $33.45 for Carmike ($273,949,000). Cash consideration paid for Odeon was $480,338,000 and $584,291,000 for Carmike. We repaid indebtedness of Odeon of approximately $593,173,000 as of closing. We also assumed $230,000,000 par value of Carmike’s 6% Senior Secured Notes due 2023 and recorded the debt at an estimated fair value of $242,075,000. The results of operations for Odeon and Carmike have been included in our consolidated results of operations from the respective acquisition dates through December 31, 2016.

We completed the acquisition of Starplex Cinemas in December 2015. The acquisition was treated as a purchase in accordance with ASC Topic 805-Business Combinations for cash purchase price of $174,691,000.

Gift card and exchange ticket income.  As noted in our significant accounting policies for revenue, we defer 100% of these items and recognize these amounts as they are redeemed by customers or as income related to non-redeemed amounts is recognized. A vast majority of gift cards are used or partially used. However a portion of the gift cards and exchange tickets we sell to our customers are not redeemed and not used in whole or in part. We are required to estimate income related to non-redeemed and partially redeemed cards and do so based upon our historical redemption patterns. Our history indicates that if a card or exchange ticket is not used for 18 months or longer, its likelihood of being used past this 18 month period is remote. We recognize income for non-redeemed or partially redeemed gift cards using the Proportional Method, pursuant to which we apply a non-redemption rate for our five gift card sales channels which range from 15% to 21% of our current month sales, and we recognize that total amount of income for that current month’s sales as income over the next 24 months in proportion to the pattern of actual redemptions. We have determined our non-redemption rates and redemption patterns using data accumulated over ten years on a company-wide basis. Income for non-redeemed exchange tickets continues to be recognized as the redemption of these items is determined to be remote, that is if a ticket has not been used within 18 months after being purchased. During the years ended December 31, 2016, December 31, 2015 and December 31, 2014, we recognized $22,944,000, $22,879,000, and $21,347,000 of income, respectively, related to the derecognition of gift card liabilities, which was recorded in other theatre revenues in the Consolidated Statements of Operations. During the years ended December 31, 2016, December 31, 2015 and December 31, 2014, we recognized $13,647,000, $12,079,000 and $11,710,000 of income, respectively, related to the derecognition of exchange ticket liabilities, which was recorded in other theatre revenues in the Consolidated Statements of Operations. As a result of fair value accounting due to Wanda acquiring Holdings on August 30, 2012, we did not recognize any income on exchange tickets until 18 months after August 30, 2012.

Operating Results

The following table sets forth our revenues, operating costs and expenses attributable to our theatrical exhibition operations. Reference is made to Note 15 - Operating Segments to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information therein:

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
(In thousands)	2016	2015	2014
Revenues
Admissions	$2,049,428	$1,892,037	$1,765,388
Food and beverage	1,019,093	910,086	797,735
Other theatre	167,325	144,777	132,267
Total revenues	3,235,846	2,946,900	2,695,390
Operating Costs and Expenses
Film exhibition costs	1,089,501	1,021,457	934,246
Food and beverage costs	142,167	128,569	111,991
Operating expense	873,456	795,722	733,338
Rent	505,463	467,822	455,239
General and administrative expense:
Merger, acquisition and transaction costs	47,895	3,398	1,161
Other	90,719	58,212	64,873
Depreciation and amortization	268,243	232,961	216,321
Impairment of long-lived assets	5,544	1,702	3,149
Operating costs and expenses	3,022,988	2,709,843	2,520,318
Operating income	212,858	237,057	175,072
Other expense (income):
Other expense	(446)	10,684	(8,344)
Interest expense:
Corporate borrowings	110,731	96,857	111,072
Capital and financing lease obligations	10,806	9,231	9,867
Equity in earnings losses of non-consolidated entities	(47,718)	(37,131)	(26,615)
Investment income	(10,154)	(6,115)	(8,145)
Total other expense	63,219	73,526	77,835
Earnings before income taxes	149,639	163,531	97,237
Income tax provision	37,972	59,675	33,470
Earnings from continuing operations	$111,667	$103,856	$63,767

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Operating Data:
Screen additions	17	23	29
Screen acquisitions	5,201	410	36
Screen dispositions	38	14	33
Construction openings (closures), net	(48)	60	(48)
Average screens(1)	5,592	4,933	4,871
Number of screens operated	10,558	5,426	4,947
Number of theatres operated	906	387	346
Screens per theatre	11.7	14.0	14.3
Attendance (in thousands)(1)	215,145	196,902	187,241

(1)	Includes consolidated theatres only.

Segment Operating Results

	U.S. Market		International Market		Consolidated
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(In thousands)	2016	2015	2016	2015	2016	2015
Revenues
Admissions	$1,972,731	$1,887,584	$76,697	$4,453	$2,049,428	$1,892,037
Food and beverage	991,084	908,153	28,009	1,933	1,019,093	910,086
Other theatre	153,168	144,275	14,157	502	167,325	144,777
Total revenues	3,116,983	2,940,012	118,863	6,888	3,235,846	2,946,900
Operating Costs and Expenses
Film exhibition costs	1,055,685	1,019,327	33,816	2,130	1,089,501	1,021,457
Food and beverage costs	135,673	128,144	6,494	425	142,167	128,569
Operating expense	837,799	791,992	35,657	3,730	873,456	795,722
Rent	493,852	465,830	11,611	1,992	505,463	467,822
General and administrative expense:
Merger, acquisition and transaction costs	47,080	3,398	815	—	47,895	3,398
Other	86,795	58,174	3,924	38	90,719	58,212
Depreciation and amortization	256,125	232,896	12,118	65	268,243	232,961
Impairment of long-lived assets	5,544	1,702	—	—	5,544	1,702
Operating costs and expenses	2,918,553	2,701,463	104,435	8,380	3,022,988	2,709,843
Operating income	198,430	238,549	14,428	(1,492)	212,858	237,057
Other expense (income):
Other expense	(429)	10,684	(17)	—	(446)	10,684
Interest expense:
Corporate borrowings	110,674	96,857	57	—	110,731	96,857
Capital and financing lease obligations	8,934	9,231	1,872	—	10,806	9,231
Equity in earnings losses of non-consolidated entities	(47,258)	(37,131)	(460)	—	(47,718)	(37,131)
Investment income	(10,154)	(6,115)	—	—	(10,154)	(6,115)
Total other expense	61,767	73,526	1,452	—	63,219	73,526
Earnings before income taxes	136,663	165,023	12,976	(1,492)	149,639	163,531
Income tax provision	40,563	59,675	(2,591)	—	37,972	59,675
Net earnings	$96,100	$105,348	$15,567	$(1,492)	$111,667	$103,856

	U.S. Market		International Market		Consolidated
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015	2016	2015
Operating Data:
Screen additions	16	23	1	—	17	23
Screen acquisitions	2,958	410	2,243	—	5,201	410
Screen dispositions	38	14	—	—	38	14
Construction openings (closures), net	(48)	60	—	—	(48)	60
Average screens(1)	5,350	4,917	242	16	5,592	4,933
Number of screens operated	8,293	5,410	2,265	16	10,558	5,426
Number of theatres operated	660	386	246	1	906	387
Screens per theatre	12.6	14.0	9.2	16.0	11.7	14.0
Attendance (in thousands)(1)	205,611	196,324	9,534	578	215,145	196,902

(1)Includes consolidated theatres only.

Adjusted EBITDA

We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net earnings plus (i) income tax provision (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance and to include any cash distributions of earnings from our equity method investees. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. The following table sets forth our Adjusted EBITDA by reportable operating segment and our reconciliation of Adjusted EBITDA:

	Year Ended	Year Ended	Year Ended
Adjusted EBITDA (1) (In thousands)	December 31, 2016	December 31, 2015	December 31, 2014
U.S. markets	$573,618	$536,811	$464,555
International markets	28,412	(357)	(630)
Total Adjusted EBITDA	$602,030	$536,454	$463,925

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(In thousands)	2016	2015	2014
Net earnings	$111,667	$103,856	$63,767
Plus:
Income tax provision	37,972	59,675	33,470
Interest expense	121,537	106,088	120,939
Depreciation and amortization	268,243	232,961	216,321
Impairment of long-lived assets	5,544	1,702	3,149
Certain operating expenses(1)	20,117	16,773	21,686
Equity in earnings of non-consolidated entities	(47,718)	(37,131)	(26,615)
Cash distributions from non-consolidated entities	40,052	34,083	35,243
Investment expense (income)	(10,154)	(6,115)	(8,145)
Other expense (income)(2)	32	10,684	(8,344)
General and administrative expense—unallocated:
Merger, acquisition and transaction costs(3)	47,895	3,398	1,161
Stock-based compensation expense(4)	6,843	10,480	11,293
Adjusted EBITDA	$602,030	$536,454	$463,925

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

(3)	Merger, acquisition and transition costs are excluded as it is non-operating in nature.

(4)	Non-cash or non-recurring expense included in general and administrative: other.

Adjusted EBITDA is a non-U.S. GAAP financial measure commonly used in our industry and should not be construed as an alternative to net earnings (loss) as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (as determined in accordance with U.S. GAAP). Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. We have included Adjusted EBITDA because we believe it provides management and investors with additional information to measure our performance and estimate our value.

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

New Segment Information

Our historical results of operation for the year ended December 31, 2016 and December 31, 2015 reflect the results of operations for our two Theatrical Exhibition operating segments, U.S. markets and International markets.

Prior to the acquisition of Odeon on November 30, 2016, we reported one operating segment, Theatrical Exhibition. Our historical results of operations for the years ended December 31, 2015, and 2014 include one theatre in the U.K. which is now reported as part of our International markets operating segment effective with the Odeon acquisition on November 8, 2016. The results of operations of the one theatre are not material to the results of operations on a consolidated basis for the years ended December 31, 2015 and 2014 and as a result the discussion of those years continues to be on a consolidated basis.

Results of Operations—For the Years Ended December 31, 2016 and December 31, 2015

Consolidated Results of Operations

Revenues.  Total revenues increased 9.8% or $288,946,000 during the year ended December 31, 2016 compared to the year ended December 31, 2015. Admissions revenues increased 8.3%, or $157,391,000 during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to a 9.3% increase in attendance partially offset by a 0.8% decrease in average ticket price. The increase in attendance was primarily due to the acquisition of Starplex Cinemas in December 2015, the acquisition of Odeon in November 2016, and the acquisition of Carmike in December 2016. Total admissions revenues were decreased by rewards redeemed, net of deferrals, of $1,544,000 and were decreased by rewards redeemed, net of deferrals of $239,000 related to rewards accumulated under AMC Stubs® during the years ended December 31, 2016 and December 31, 2015, respectively. The rewards accumulated under AMC Stubs® are deferred and recognized in future periods upon redemption or expiration of customer rewards.

Food and beverage revenues increased 12.0%, or $109,007,000, during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the increase in food and beverage revenues per patron of 2.6% and the increase in attendance. The increase in food and beverage revenues per patron reflects increased prices effective at the start of the fourth quarter of calendar 2015 and the contribution of our food and beverage strategic initiatives. Total food and beverage revenues were decreased by rewards redeemed, net of deferrals, of $838,000 and were decreased by rewards redeemed, net of deferrals, of $239,000 related to rewards accumulated under AMC Stubs® during the years ended December 31, 2016 and December 31, 2015, respectively.

Total other theatre revenues increased 15.6%, or $22,548,000 during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to increases in income from internet ticketing fees, advertising revenues, and exchange ticket sales, partially offset by a decline in membership fees for AMC Stubs®.

Operating costs and expenses.  Operating costs and expenses increased 9.8%, or $77,734,000, during the year ended December 31, 2016 compared to the year ended December 31, 2015. Film exhibition costs increased 6.7%, or

$68,044,000, during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 53.2% for the year ended December 31, 2016 and 54.0% for the year ended December 31, 2015.

Food and beverage costs increased 10.6%, or $13,598,000, during the year ended December 31, 2016 compared to the year ended December 31, 2015. As a percentage of food and beverage revenues, food and beverage costs were 14.0% for the year ended December 31, 2016 and 14.1% for the year ended December 31, 2015 due to increases in retail selling prices at the start of the fourth quarter of 2015 in excess of cost increases for our food and beverage products. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. Food and beverage gross profit per patron increased 2.8%, and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 27.0% for both years ended December 31, 2016 and December 31, 2015. Rent expense increased 8.0%, or $37,641,000 during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily from the increase in the number of theatres operated including the acquisition of Starplex Cinemas, Odeon, and Carmike.

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $47,895,000 during the year ended December 31, 2016 compared to $3,398,000 during the year ended December 31, 2015, primarily due to an increase in professional and consulting costs and increased merger and acquisition activity associated with our Carmike acquisition and Odeon acquisition. Merger and acquisition costs include $10,000,000 of bonuses paid to certain members of management in recognition of their successful efforts to complete the acquisitions of both Odeon and Carmike in 2016. The bonuses were funded through a capital contribution by Wanda.

Other.  Other general and administrative expense increased $32,507,000, during the year ended December 31, 2016 compared to the year ended December 31, 2015, due primarily to the net periodic benefit credit of $18,118,000 related to the termination and settlement of the AMC Postretirement Medical Plan recorded in the prior year, a  settlement of litigation of $7,000,000, an increase in legal expenses of approximately $5,300,000, increases in expenses for Odeon administration of approximately $3,900,000, increases in technology costs of approximately $1,100,000 and increases of approximately $1,500,000 for pension and deferred compensation costs partially offset by declines in stock-based compensation expense of $3,637,000 due to an increase in vesting periods compared to the prior year. See Note 11 - Employee Benefit Plans of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K for further information regarding the components of net periodic benefit credit, including recognition of the prior service credits and net actuarial gains recorded in accumulated other comprehensive income, curtailment gains, and settlement gains during the year ended December 31, 2015.

Depreciation and amortization.  Depreciation and amortization increased 15.1%, or $35,282,000, during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the increase in depreciable assets resulting from capital expenditures of $421,713,000 during the year ended December 31, 2016 and the acquisition of Starplex Cinemas, Odeon and Carmike.

Impairment of long-lived assets.  We recognized non-cash impairment losses of $5,544,000 on two theatres with 22 screens (in California and Missouri), which were related to property, net, of $5,544,000, during the year ended December 31, 2016. During the year ended December 31, 2015, we recognized non-cash impairment losses of $1,702,000 on three theatres with 15 screens (in New York, Maryland, and Washington D.C.), which were related to property, net, of $863,000 and intangible assets, net of $839,000.

Other Expense (Income):

Other expense (income).  Other income during the year ended December 31, 2016 is primarily due to insurance recoveries for business interruption. Other expense during the year ended December 31, 2015 was due to a loss on extinguishment of indebtedness related to the cash tender offer and redemption of the Notes due 2020 of $9,318,000 and loss on modification of our Senior Secured Credit Facility of $1,366,000.

Interest expense.  Interest expense increased 14.6%, or $15,449,000, for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to issuance of $595,000,000 of our 5.875% Notes due 2026 and £250,000,000 ($308,413,000) of our 6.375% Sterling Notes due 2024 on November 8, 2016 and issuance of

$500,000,000 of new Term loans due 2023 on November 30, 2016 in connection with the acquisition of Odeon. The interest rate on the new Term Loans was 3.51% as of December 31, 2016. Additionally we borrowed $350,000,000 under the Bridge Loan Agreement due 2017 and assumed $230,000,000 aggregate principal amount of 6.0% Senior Secured Notes due 2023 from Carmike in connection with the acquisition of Carmike on December 21, 2016. We also assumed $221,956,000 of capital and financing lease obligations from Carmike and $365,264,000 of capital and financing lease obligations from Odeon with interest rates ranging from 5.75% to 6.4%.

Equity in earnings of non‑consolidated entities.  Equity in earnings of non-consolidated entities were $47,718,000 for the year ended December 31, 2016 compared to $37,131,000 for the year ended December 31, 2015. The increase in equity in earnings of non-consolidated entities of $10,587,000 was primarily due to improvement in earnings from NCM of $6,339,000, increases in earnings from DCIP of $2,925,000 and $460,000 related to Odeon’s investment in Digital Cinema Media. During the year ended December 31, 2016, we continued to suspend equity method accounting for our investment in Open Road Films as the investment in Open Road Films had reached our commitment to provide additional capital contribution. The cash distributions from non-consolidated entities were $40,052,000 during the year ended December 31, 2016, and $34,083,000 during the year ended December 31, 2015, which includes payments related to the NCM tax receivable agreement recorded in investment income. See Note 5 - Investments of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K for further information.

Investment income.  Investment income was $10,154,000 for the year ended December 31, 2016 compared to investment income of $6,115,000 for the year ended December 31, 2015. Investment income for the year ended December 31, 2016 includes payments received of $7,789,000 related to the NCM tax receivable agreement compared to payments received of $6,554,000 during the year ended December 31, 2015. Investment income for the year ended December 31, 2016 also includes a $3,008,000 gain on sale of all of our 1,222,780 common shares held in RealD Inc.

Income tax provision.  The income tax provision was $37,972,000 for the year ended December 31, 2016 and $59,675,000 for the year ended December 31, 2015. Our effective tax rate declined from 36.5% in the prior year to 25.4% in the current year primarily due to the reversal of liabilities for uncertain tax positions during the current year of approximately $19,200,000 which reduced our income tax provision significantly. See Note 9 - Income Taxes of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K for further information.

Net earnings.  Net earnings were $111,667,000 and $103,856,000 during the year ended December 31, 2016 and December 31, 2015, respectively. Net earnings during the year ended December 31, 2016 compared to the year ended December 31, 2015 were positively impacted by the increase in attendance, and food and beverage revenue per patron, the decrease in income tax provision, the increase in investment income, and the increase in equity in earnings of non-consolidated entities, partially offset by the decrease in average ticket price, increases in rent, depreciation and amortization expense and general and administrative expense (other and merger, acquisition and transaction costs).

Theatrical Exhibition - U.S. Markets

Revenues.  Total revenues increased 6.0% or $176,971,000 during the year ended December 31, 2016 compared to the year ended December 31, 2015. Admissions revenues increased 4.5%, or $85,147,000 during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to a 4.5% increase in attendance partially offset by a 0.2% decrease in average ticket price. The increase in attendance was primarily due to the acquisition of Starplex Cinemas in December 2015 and the acquisition of Carmike in December 2016. Total admissions revenues were decreased by rewards redeemed, net of deferrals, of $1,544,000 and were decreased by rewards redeemed, net of deferrals of $239,000 related to rewards accumulated under AMC Stubs® during the years ended December 31, 2016 and December 31, 2015, respectively. The rewards accumulated under AMC Stubs® are deferred and recognized in future periods upon redemption or expiration of customer rewards.

Food and beverage revenues increased 9.1%, or $82,931,000, during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the increase in food and beverage revenues per patron of 4.1% and the increase in attendance. The increase in food and beverage revenues per patron reflects increased prices effective at the start of the fourth quarter of calendar 2015 and the contribution of our food and beverage strategic initiatives. Total food and beverage revenues were decreased by rewards redeemed, net of deferrals, of $838,000 and were decreased by rewards redeemed, net of deferrals, of $239,000 related to rewards accumulated under AMC Stubs® during the years ended December 31, 2016 and December 31, 2015, respectively.

Total other theatre revenues increased 6.1%, or $8,893,000 during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to increases in income from internet ticketing fees, advertising revenues, and exchange ticket sales, partially offset by a decline in membership fees for AMC Stubs®.

Operating costs and expenses.  Operating costs and expenses increased 7.8%, or $210,090,000, during the year ended December 31, 2016 compared to the year ended December 31, 2015. Film exhibition costs increased 3.6%, or $36,358,000, during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 53.5% for the year ended December 31, 2016 and 54.0% for the year ended December 31, 2015.

Food and beverage costs increased 5.9%, or $7,529,000, during the year ended December 31, 2016 compared to the year ended December 31, 2015. As a percentage of food and beverage revenues, food and beverage costs were 13.7% for the year ended December 31, 2016 and 14.1% for the year ended December 31, 2015 due to increases in retail selling prices at the start of the fourth quarter of 2015 in excess of cost increases for our food and beverage products. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. Food and beverage gross profit per patron increased 4.8%, and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 26.9% for the year ended December 31, 2016 and 26.9% the year ended December 31, 2015. Rent expense increased 6.0%, or $28,022,000 during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily from the increase in the number of theatres operated including the acquisition of Starplex Cinemas and Carmike.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $47,080,000 during the year ended December 31, 2016 compared to $3,398,000 during the year ended December 31, 2015, primarily due to an increase in professional and consulting costs and increased merger and acquisition activity associated with our Carmike acquisition and Odeon acquisition. Merger and acquisition costs include $10,000,000 of bonuses paid to certain members of management in recognition of their successful efforts to complete the acquisitions of both Odeon and Carmike in 2016. The bonuses were funded through a capital contribution by Wanda.

Other.  Other general and administrative expense increased $28,621,000, during the year ended December 31, 2016 compared to the year ended December 31, 2015, due primarily to the net periodic benefit credit of $18,118,000 related to the termination and settlement of the AMC Postretirement Medical Plan recorded in the prior year, a  settlement of litigation of $7,000,000, an increase in legal expenses of approximately $5,300,000, increases in technology costs of approximately $1,100,000 and increases of approximately $1,500,000 for pension and deferred compensation costs partially offset by declines in stock-based compensation expense of $3,637,000 due to an increase in vesting periods compared to the prior year. See Note 11 - Employee Benefit Plans of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K for further information regarding the components of net periodic benefit credit, including recognition of the prior service credits and net actuarial gains recorded in accumulated other comprehensive income, curtailment gains, and settlement gains during the year ended December 31, 2015.

Depreciation and amortization.  Depreciation and amortization increased 10.0%, or $23,229,000, during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the increase in depreciable assets resulting from capital expenditures of $412,752,000 during the year ended December 31, 2016 and the acquisition of Starplex Cinemas and Carmike.

Impairment of long-lived assets.  We recognized non-cash impairment losses of $5,544,000 on two theatres with 22 screens (in California and Missouri), which were related to Property, Net, of $5,544,000, during the year ended December 31, 2016. During the year ended December 31, 2015, we recognized non-cash impairment losses of $1,702,000 on three theatres with 15 screens (in New York, Maryland, and Washington D.C.), which were related to property, net, of $863,000 and intangible assets, net of $839,000.

Other Expense (Income):

Other expense (income).  Other income during the year ended December 31, 2016 is primarily due to insurance recoveries for business interruption. Other expense during the year ended December 31, 2015 was due to a loss on extinguishment of indebtedness related to the cash tender offer and redemption of the Notes due 2020 of $9,318,000 and loss on modification of our Senior Secured Credit Facility of $1,366,000.

Interest expense.  Interest expense increased 12.7%, or $13,520,000, for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to issuance of $595,000,000 of our 5.875% Notes due 2026 and £250,000,000 ($308,413,000) of our 6.375% Sterling Notes due 2024 on November 8, 2016 and issuance of $500,000,000 of new Term loans due 2023 on November 30, 2016 in connection with the acquisition of Odeon. The interest rate on the new Term Loans due 2023 was 3.51% as of December 31, 2016. Additionally we borrowed $350,000,000 under the Bridge Loan Agreement due 2017 and assumed $230,000,000 aggregate principal amount of 6.0% Senior Secured Notes due 2023 from Carmike in connection with the acquisition of Carmike on December 21, 2016. We also assumed $221,956,000 of capital and financing lease obligations from Carmike with interest rates ranging from 5.75% to 6.25%.

Equity in earnings of non‑consolidated entities.  Equity in earnings of non-consolidated entities were $47,258,000 for the year ended December 31, 2016 compared to $37,131,000 for the year ended December 31, 2015. The increase in equity in earnings of non-consolidated entities of $10,127,000 was primarily due to improvement in earnings from NCM of $6,339,000 and increases in earnings from DCIP of $2,925,000. During the year ended December 31, 2016, we continued to suspend equity method accounting for our investment in Open Road Films as the investment in Open Road Films had reached our commitment to provide additional capital contributions. The cash distributions from non-consolidated entities were $40,052,000 during the year ended December 31, 2016, and $34,083,000 during the year ended December 31, 2015, which includes payments related to the NCM tax receivable agreement recorded in investment income and an increase in cash distributions from DCIP. See Note 5 - Investments of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K for further information.

Investment income.  Investment income was $10,154,000 for the year ended December 31, 2016 compared to investment income of $6,115,000 for the year ended December 31, 2015. Investment income for the year ended December 31, 2016 includes payments received of $7,789,000 related to the NCM tax receivable agreement compared to payments received of $6,554,000 during the year ended December 31, 2015. Investment income for the year ended December 31, 2016 also includes a $3,008,000 gain on sale of all our 1,222,780 common shares held in RealD Inc.

Income tax provision.  The income tax provision was $40,563,000 for the year ended December 31, 2016 and $59,675,000 for the year ended December 31, 2015. Our effective tax rate declined from 36.2% in the prior year to 30.0% in the current year primarily due to the reversal of liabilities for uncertain tax positions during the current year of approximately $19,200,000 which reduced our income tax provision significantly. See Note 9 - Income Taxes of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K for further information.

Net earnings.  Net earnings were $96,100,000 and $105,348,000 during the year ended December 31, 2016 and December 31, 2015, respectively. Net earnings during the year ended December 31, 2016 compared to the year ended December 31, 2015 were positively impacted by the increase in attendance and food and beverage revenue per patron, the decrease in income tax provision, the increase in investment income, and the increase in equity in earnings of non-consolidated entities, partially offset by the decrease in average ticket price, increases in rent, depreciation and amortization expense and general and administrative expense (other and merger, acquisition and transaction costs).

Theatrical Exhibition - International Markets

Revenues.  Total revenues increased $111,975,000 during the year ended December 31, 2016 compared to the year ended December 31, 2015. Admissions revenues increased $72,244,000 during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to an increase in attendance. The increase in attendance was due to the acquisition of Odeon on November 30, 2016. Prior to the acquisition of Odeon, we operated one theatre in the UK which is now included in the International markets operating segment.

Food and beverage revenues increased $26,076,000, during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the increase in attendance.

Total other theatre revenues increased $13,655,000 during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the acquisition of Odeon which includes revenues for advertising and theatre rentals.

Operating costs and expenses.  Operating costs and expenses increased $96,055,000, during the year ended December 31, 2016 compared to the year ended December 31, 2015. Film exhibition costs increased $31,686,000, during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 44.1% for the year ended December 31, 2016 and 47.8% for the year ended December 31, 2015.

Food and beverage costs increased $6,069,000, during the year ended December 31, 2016 compared to the year ended December 31, 2015. As a percentage of food and beverage revenues, food and beverage costs were 23.2% for the year ended December 31, 2016 and 22.0% for the year ended December 31, 2015. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues.

As a percentage of revenues, operating expense was 30.0% for the year ended December 31, 2016 and 54.2% during the year ended December 31, 2015. Rent expense increased $9,619,000 during the year ended December 31, 2016 compared to the year ended December 31, 2015, due to the increase in the number of theatres operated as a result of the Odeon acquisition.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs increased $815,000 during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to an increase in severance costs associated with our Odeon acquisition. The majority of our consolidated merger, acquisition and transaction costs related to Odeon are included in our Theatrical Exhibition – U.S. markets operating segment.

Other.  Other general and administrative expense increased $3,886,000, during the year ended December 31, 2016 compared to the year ended December 31, 2015, due to the Odeon acquisition.

Depreciation and amortization.  Depreciation and amortization increased $12,053,000, during the year ended December 31, 2016 compared to the year ended December 31, 2015, due to the increase in depreciable assets resulting from the Odeon acquisition.

Interest expense.  Interest expense increased $1,929,000, for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to interest expense related to capital and financing lease obligations assumed in connection with the acquisition of Odeon.

Equity in earnings of non‑consolidated entities.  Equity in earnings of non-consolidated entities increased $460,000 for the year ended December 31, 2016 and are related to Odeon’s investment in Digital Cinema Media (“DCM”). See Note 5 - Investments of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K for further information.

Income tax benefit.  The income tax benefit increased $2,591,000 for the year ended December 31, 2016. See Note 9 - Income Taxes of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K for further information.

Net earnings.  Net earnings increased $17,059,000 during the year ended December 31, 2016 as a result of the Odeon acquisition.

Results of Operations - For the Years Ended December 31, 2015 and December 31, 2014

Consolidated Results of Operations

Revenues.  Total revenues increased 9.3%, or $251,510,000, during the year ended December 31, 2015 compared to the year ended December 31, 2014. Admissions revenues increased 7.2%, or $126,649,000, during the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to a 5.2% increase in attendance and a 1.9% increase in average ticket price. The increase in attendance was primarily due to the popularity of film product during the current period and our comfort and convenience theatre renovation initiatives during the year ended December 31, 2015 compared to the year ended December 31, 2014. Total admissions revenues were increased (decreased) by rewards redeemed, net of deferrals, of ($239,000) and $642,000 related to rewards accumulated under AMC Stubs® during the years ended December 31, 2015 and December 31, 2014, respectively. The rewards accumulated under AMC Stubs® are deferred and recognized in future periods upon redemption or expiration of customer rewards. The increase in average ticket price was primarily due to an increase related to tickets purchased for IMAX® and 3D premium format film product.

Food and beverage revenues increased 14.1%, or $112,351,000, during the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to an 8.5% increase in food and beverage revenues per patron and the increase in attendance. The increase in food and beverage revenues per patron reflects increased prices associated with converting from tax inclusive pricing to tax on top pricing effective at the start of the fourth quarter of calendar 2014 and the contribution of our food and beverage strategic initiatives, partially offset by refunds of sales taxes paid in prior periods recorded as food and beverage revenue during the fourth quarter of calendar 2014. Total food and beverage revenues were increased (decreased) by rewards redeemed, net of deferrals, of $(645,000) and $346,000 related to rewards accumulated under AMC Stubs® during the years ended December 31, 2015 and December 31, 2014, respectively.

Total other theatre revenues increased 9.5%, or $12,510,000 during the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to increases in income from internet ticket fees related to our comfort and convenience initiatives and popularity of film product, gift card sales, advertising revenues, and theatre meeting rentals, partially offset by decreases in income from AMC Stubs® membership fees earned.

Operating costs and expenses.  Operating costs and expenses increased 7.5%, or $189,525,000, during the year ended December 31, 2015 compared to the year ended December 31, 2014. Film exhibition costs increased 9.3%, or $87,211,000, during the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to the increase in admissions revenues and the increase in film exhibition costs as a percentage of admission revenues. As a percentage of admissions revenues, film exhibition costs were 54.0% for the year ended December 31, 2015 and 52.9% for the year ended December 31, 2014 due to a change in mix to higher grossing film product carrying higher percentage film rent.

Food and beverage costs increased 14.8%, or $16,578,000, during the year ended December 31, 2015 compared to the year ended December 31, 2014. As a percentage of food and beverage revenues, food and beverage costs were 14.1% for the year ended December 31, 2015 and 14.0% for the year ended December 31, 2014. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. Our food and beverage costs as a percentage of food and beverage revenues benefited during the prior year from refunds of sales taxes paid in prior periods recorded as food and beverage revenue during the fourth quarter of 2014. Food and beverage gross profit per patron increased 8.5%, and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 27.0% for the year ended December 31, 2015 as compared to 27.2% for the year ended December 31, 2014, primarily due to the increase in attendance and a decrease in theatre closure expense and NCM beverage advertising expense, partially offset by increases in salaries, IMAX® and 3D format and licensing fees, credit card expense and supplies. In May 2014, one theatre in Canada was permanently closed, which resulted in approximately $4,200,000 of expense in the prior year. Rent expense increased 2.8%, or $12,583,000, during the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily from the increase in the number of theatres operated and increases in percentage rent due to revenue increases, partially offset by declines in rent-related sales tax.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $3,398,000 during the year ended December 31, 2015 compared to $1,161,000 during the year ended December 31, 2014, primarily due to an increase in legal and professional and consulting costs and increased merger and acquisition activity.

Other.  Other general and administrative expense decreased 10.3%, or $6,661,000, during the year ended December 31, 2015 compared to the year ended December 31, 2014, due primarily to the net periodic benefit credit of $18,118,000 related to the termination and settlement of the AMC Postretirement Medical Plan and declines in stock-based compensation expense, partially offset by an increase in expense related to legal costs, salaries, annual incentive compensation, theatre support center rent, and professional and consulting fees. See Note 11 - Employee Benefit Plans of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-K for further information regarding the components of net periodic benefit credit, including recognition of the prior service credits and net actuarial gains recorded in accumulated other comprehensive income, curtailment gains, and settlement gains.

Depreciation and amortization.  Depreciation and amortization increased 7.7%, or $16,640,000, during the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to the increase in depreciable assets resulting from capital expenditures of $333,423,000 and $270,734,000, during the years ended December 31, 2015 and December 31, 2014, respectively.

Impairment of long-lived assets.  We recognized non-cash impairment losses of $1,702,000 on three theatres with 15 screens (in New York, Maryland, and Washington D.C.), which was related to property, net, of $863,000 and intangible assets, net of $839,000, during the year ended December 31, 2015. During the year ended December 31, 2014, we recognized non-cash impairment losses of $3,149,000 on eight theatres with 94 screens (in the District of Columbia, Florida, Georgia, Maryland, Michigan, New York and Oklahoma) in property, net.

Other Expense (Income):

Other expense (income).  Other expense (income) during the year ended December 31, 2015 was due to a loss on extinguishment of indebtedness related to the cash tender offer and redemption of the Notes due 2020 of $9,318,000 and loss on modification of our Senior Secured Credit Facility of $1,366,000. Other expense (income) during the year ended December 31, 2014 was due to a gain on extinguishment of indebtedness related to the cash tender offer and redemption of the Notes due 2019 of $8,544,000, partially offset by other expenses of $158,000.

Interest expense.  Interest expense decreased 12.3%, or $14,851,000, for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to the decrease in interest rates for corporate borrowings and a decrease in aggregate average principal amounts outstanding during the year. In June 2015, AMCE completed an offering of $600,000,000 principal amount of ours 5.75% Senior Subordinated Notes due 2025 and extinguished $581,324,000 principal amount of our 9.75% Senior Subordinated Notes due 2020. In December 2015, AMCE extinguished the remaining $18,676,000 principal amount of our 9.75% Senior Subordinated Notes due 2020, issued additional term loans due 2022 of $125,000,000 under our Senior Secured Credit Agreement and borrowed $75,000,000 on our Revolving Credit Facility. In February 2014, AMCE completed an offering of $375,000,000 principal amount of our 5.875% Senior Subordinated Notes due 2022 and in February 2014 and June 2014, extinguished $463,964,000 and the remaining outstanding principal of $136,036,000, respectively of our 8.75% Senior Notes due 2019.

Equity in earnings of non-consolidated entities.  Equity in earnings of non-consolidated entities were $37,131,000 for the year ended December 31, 2015 compared to $26,615,000 for the year ended December 31, 2014. The increase in equity in earnings of non-consolidated entities of $10,516,000 was primarily due to decreases in equity in losses from Open Road Films and increases in equity in earnings from DCIP. During the year ended December 31, 2015, we suspended equity method accounting for our investment in Open Road Films when the negative investment in Open Road Films reached our commitment of $10,000,000. The cash distributions from non-consolidated entities were $34,083,000 during the year ended December 31, 2015, and $35,243,000 during the year ended December 31, 2014, which includes payments related to the NCM tax receivable agreement recorded in investment income. See Note 5 - Investments and Note 12 - Commitments and Contingencies of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-K for further information.

Investment income.  Investment income was $6,115,000 for the year ended December 31, 2015 compared to investment income of $8,145,000 for the year ended December 31, 2014. Investment income for the year ended December 31, 2015 includes payments received of $6,554,000 related to the NCM tax receivable agreement compared to payments received of $8,730,000 during the year ended December 31, 2014.

Income tax provision.  The income tax provision from continuing operations was $59,675,000 for the year ended December 31, 2015 and $33,470,000 for the year ended December 31, 2014. See Note 9 - Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-K for further information.

Gain from discontinued operations, net of income taxes.  Gain from discontinued operations was $0 and $313,000 during the years ended December 31, 2015 and December 31, 2014, respectively.

Net earnings.  Net earnings were $103,856,000 and $64,080,000 during the years ended December 31, 2015 and December 31, 2014, respectively. Net earnings during the year ended December 31, 2015 compared to the year ended December 31, 2014 were positively impacted by the increase in attendance, food and beverage revenue per patron and average ticket price, the decrease in interest expense, the increase in equity in earnings of non-consolidated entities, the decrease in general and administrative: other expense, and the decrease in theatre and other closure expense. Net earnings were negatively impacted by the increase in income tax provision, the extinguishment of indebtedness related to the cash tender offers, and the increase in depreciation expense.

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

We had working capital deficits as of December 31, 2016 and December 31, 2015 of $(505,547,000) and $(297,787,000), respectively. Working capital includes $277,237,000 and $221,679,000 of deferred revenue as of December 31, 2016 and December 31, 2015, respectively. We have the ability to borrow under the Senior Secured Credit Facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and had approximately $137,390,000 under our Senior Secured Revolving Credit Facility available to meet these obligations as of December 31, 2016. The applicable rate for borrowings under the Term Loan due 2022 and 2023 at December 31, 2016 was 3.4% and 3.5%, respectively based on LIBOR (2.75% margin plus 0% minimum LIBOR rate). Reference is made to Note 7 - Corporate Borrowings and Capital and Financing Lease Obligations to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for information about our outstanding indebtedness.

We believe that cash generated from operations and existing cash and equivalents, “float”, and the proceeds from our additional public offering on February 13, 2017 will be sufficient to fund operations and planned capital expenditures currently and for at least the next 12 months and enable us to maintain compliance with all debt covenants.

Each indenture relating to our notes (Notes due 2022, Sterling Notes due 2024, Notes due 2025 and Notes due 2026) allows us to incur specified permitted indebtedness (as defined therein) without restriction. Each indenture also allows us to incur any amount of additional debt as long as it can satisfy the coverage ratio of each indenture, after giving effect to the indebtedness on a pro forma basis. Under the indentures for the Notes due 2022, Sterling Notes due 2024, Notes due 2025 and Notes due 2026, at December 31, 2016 AMCE could borrow approximately $3,251,300,000 (assuming an interest rate of 6.0% per annum on the additional indebtedness) in addition to specified permitted indebtedness. If we cannot satisfy the coverage ratios of the indentures, generally we can borrow an additional amount under our Senior Secured Credit Facility.

As of December 31, 2016, we were in compliance with all debt covenants.

Cash Flows from Operating Activities

Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $431,655,000, $467,557,000 and $297,302,000 during the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively. The decrease in cash flow provided by operating activities during 2016 compared to 2015 was primarily due to, increases in receivables, increases in payments of accounts payable and accrued expenses and other liabilities, partially offset by increases in landlord contributions. The increase in cash flow provided by operating activities during 2015 compared to 2014 was primarily due to increases in net earnings, decreases in payments for film and other accounts payable, decreases in payments for bonuses and other accrued liabilities, and increases in landlord contributions.

Cash Flows from Investing Activities

Cash used in investing activities, as reflected in the Consolidated Statement of Cash Flows, were $1,354,650,000, $509,436,000 and $271,691,000 during the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively. Cash outflows from investing activities include capital expenditures during the years ended December 31, 2016, December 31, 2015, and December 31, 2014, of $421,713,000, $333,423,000 and $270,734,000, respectively. Our capital expenditures primarily consisted of strategic growth initiatives and remodels, maintaining our theatre circuit, and technology upgrades. We expect that our gross cash outflows for capital expenditures will be approximately $700,000,000 to $750,000,000 for calendar 2017, before giving effect to expected landlord contributions of approximately $150,000,000 to $170,000,000.

In November 2016, we paid $438,733,000 for our acquisition of Odeon and UCI Cinemas, net of cash acquired. In December 2016, we paid $497,798,000 for our acquisition of Carmike Cinemas, net of cash acquired. In December 2015, we paid $172,853,000 for our acquisition of Starplex Cinemas, net of cash acquired.

We fund the costs of constructing, maintaining and remodeling our theatres through existing cash balances, cash generated from operations, landlord contributions, or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term, non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for the construction costs. We may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases.

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities, as reflected in the Consolidated Statement of Cash Flows, were $918,263,000, $35,286,000, and $(353,864,000) during the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively.

On November 8, 2016, we completed an offering of $595,000,000 aggregate principal amount of our Senior Subordinated Notes due 2026 (the “Notes due 2026”) in a private offering. We paid financing costs of approximately $26,990,000, related to the issuance of the Notes due 2026. The Notes due 2026 mature on November 15, 2026. We will pay interest on the Notes due 2026 at 5.875% per annum, semi-annually in arrears on May 15th and November 15th, commencing on May 15, 2017. We may redeem some or all of the Notes due 2026 at any time on or after November 15, 2021, at the redemption prices set forth in the Indenture. In addition, we may redeem up to 35% of the aggregate principal amount of the Notes due 2026 using net proceeds from certain equity offerings completed on or prior to November 15, 2019 at a redemption price as set forth in the Indenture. We may redeem some or all of the Notes due 2026 at any time prior to November 15, 2021 at a redemption price equal to 100% of their aggregate principal amount and accrued and unpaid interest to, but not including, the date of redemption, plus an applicable make-whole premium. We used the net proceeds from the Notes due 2026 private offering, together with a portion of the net proceeds from the Sterling Notes due 2024 and New Term Loan to pay the consideration for Odeon plus any related transaction fees and expenses. See Note 7 - Corporate Borrowings and Capital and Financing Lease Obligations of the Notes to Consolidated Financial Statements in Item 1 of Part I for further information.

On November 8, 2016, we completed an offering of £250,000,000 ($310,000,000) aggregate principal amount of our Senior Subordinated Notes due 2024 (the “Sterling Notes due 2024”) in a private offering. We paid deferred financing costs of approximately $14,957,000, related to the issuance of the Sterling Notes due 2024. The Sterling Notes due 2024 mature on November 15, 2024. We will pay interest on the Sterling Notes due 2024 at 6.375% per annum, semi-annually in arrears on May 15th and November 15th, commencing on May 15, 2017. We may redeem some or all of the Sterling Notes due 2024 at any time on or after November 15, 2019, at the redemption prices set forth in the Indenture. In addition, we may redeem up to 35% of the aggregate principal amount of the Sterling Notes due 2024 using net proceeds from certain equity offerings completed on or prior to November 15, 2019 at a redemption price as set forth in the Indenture. We may redeem some or all of the Sterling Notes due 2024 at any time prior to November 15, 2019 at a redemption price equal to 100% of their aggregate principal amount and accrued and unpaid interest to, but not including, the date of redemption, plus an applicable make-whole premium. We used the net proceeds from the Sterling Notes due 2024 private offering, together with a portion of the net proceeds from the Sterling Notes due 2024 and New Term Loan to pay the consideration for Odeon and UCI Cinemas Holdings Limited plus any related transaction fees and expenses. See Note 7 - Corporate Borrowings and Capital and Financing Lease Obligations and Note 1 - The Company and Significant Accounting Policies of the Notes to Consolidated Financial Statements in Item 1 of Part I for further information.

On November 8, 2016, we amended our Senior Secured Credit Agreement dated April 30, 2013, as previously amended, to among other things, lower the applicable margin on base rate borrowings from 2.25% to 2.00% and the applicable margin on LIBOR borrowings from 3.25% to 2.75%, to reduce the minimum rate for base rate borrowings from 1.75% to 1.00% and the minimum rate for LIBOR rate borrowings and to allow for additional term loan borrowings of $500,000,000. On November 29, 2016 we borrowed $500,000,000 additional Term loans issued at a discount of 0.25% due on December 15, 2023 (“Term Loan due 2023”). We paid deferred financing costs of approximately $18,791,000 and a discount of 0.25%, or $1,250,000, related to the Term Loan due 2023. We used the net proceeds from the Term Loan due 2023 to pay the consideration for the Odeon acquisition and the related refinancing of Odeon debt assumed in the acquisition. During 2016, we paid $75,000,000 on our revolving credit facility. See Note 7 - Corporate Borrowings and Capital and Financing Lease Obligations and Note 1 - The Company and Significant Accounting Policies of the Notes to Consolidated Financial Statements in Item 1 of Part I for further information.

On December 21, 2016, we entered into a bridge loan agreement with Citicorp North America, Inc., as administrative agent and the other lenders party thereto (the “Bridge Loan Agreement”). We borrowed $350,000,000 of interim bridge loans (the “Interim Bridge Loans”) on December 21, 2016 under the Bridge Loan Agreement and paid approximately $5,250,000 in deferred financing costs. The proceeds of the Interim Bridge Loans were used to finance the acquisition of Carmike. The applicable margin for the Interim Bridge Loans is 5.0% for base rate borrowings and 6.0% for LIBOR based loans and, in each case, such applicable margin increases by 0.50% at the end of each three-month period after December 21, 2016 through December 31, 2017. We repaid the Interim Bridge Loans on February 13, 2017, with a portion of the net proceeds from our additional public offering.

On December 21, 2016, we assumed $230,000,000 aggregate principal amount of 6.00% Senior Secured Notes due June 15, 2023 (the “Senior Secured Notes due 2023”) in connection with the acquisition of Carmike. Interest is payable on the Senior Secured Notes due 2023 on June 15th and December 15th of each year beginning December 15, 2015. We recorded the debt at estimated fair value of $240,075,000 based on a closing price for the Senior Secured Notes due 2023 of 105.25 on December 21, 2016. Pursuant to a supplemental indenture, dated as of February 17, 2017, among us, Carmike, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee to the indenture, dated as of June 17, 2015, providing for the issuance of the Senior Secured Notes due 2023, we agreed to provide a guarantee of Carmike’s obligations under the Senior Secured Notes due 2023. We provided such guarantee solely for purposes of assuming the reporting obligations of Carmike under the indenture governing the Senior Secured Notes due 2023 and not for the purposes of compliance with any other covenant contained in such indenture.

On November 30, 2016, we paid the Odeon Notes of $380,678,000 and $212,495,000 aggregate principal amount in connection with the acquisition of Odeon using the proceeds from our Senior Secured Credit Agreement Term Loan due 2022 and the Sterling Notes due 2024.

On June 5, 2015, we issued $600,000,000 aggregate principal amount of ours Notes due 2025 and used the net proceeds to pay for the tender offer for the Notes due 2020, plus any accrued and unpaid interest and related transaction fees and expenses. The deferred financing costs paid related to the issuance of the Notes due 2025 were $11,378,000, during the year ended December 31, 2015. AMCE repaid principal and recorded premium related to 100% of the Notes due 2020 during the year ended December 31, 2015 of $645,701,000, comprised of $600,000,000 principal amount and $45,701,000 recorded premium. On December 11, 2015 AMCE issued $125,000,000 principal amount of additional term loans due 2022 at a discount under our amended Senior Secured Credit Agreement and borrowed $75,000,000 on our revolving credit facility on December 16, 2015. Deferred financing costs paid related to the amendment to the Senior

Secured Credit Agreement were $9,874,000. See Note 7 - Corporate Borrowings and Capital and Financing Lease Obligations of the Notes to Consolidated Financial Statements in Item 1 of Part I for further information.

On February 7, 2014, we issued $375,000,000 aggregate principal amount of our Notes due 2022 and used the net proceeds, together with a portion of the net proceeds from the IPO, to pay the consideration and consent payments for the tender offer for the Notes due 2019, plus any accrued and unpaid interest and related transaction fees and expenses. The deferred financing costs paid related to the issuance of the Notes due 2022 were $7,748,000, during the year ended December 31, 2014. AMCE repurchased the Notes due 2019 during the year ended December 31, 2014 for $639,728,000. See Note 7 - Corporate Borrowings and Capital and Financing Lease Obligations and Note 1 - The Company and Significant Accounting Policies of the Notes to Consolidated Financial Statements in Item 1 of Part I for further information.

The following is a summary of dividends and dividend equivalents declared to stockholders:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In thousands)
February 25, 2016	March 7, 2016	March 21, 2016	$0.20	$19,762
April 27, 2016	June 6, 2016	June 20, 2016	0.20	19,762
July 25, 2016	September 6, 2016	September 19, 2016	0.20	19,760
November 3, 2016	December 5, 2016	December 19, 2016	0.20	20,666
February 3, 2015	March 9, 2015	March 23, 2015	0.20	19,637
April 27, 2015	June 8, 2015	June 22, 2015	0.20	19,635
July 28, 2015	September 8, 2015	September 21, 2015	0.20	19,622
October 29, 2015	December 7, 2015	December 21, 2015	0.20	19,654

During the years ended December 31, 2016, December 31, 2015 and December 31, 2014, we paid dividends and dividend equivalents of $79,627,000, $78,608,000 and $58,504,000, respectively. At December 31, 2016, and December 31, 2015, we accrued $385,000 and $165,000, respectively, for the remaining unpaid dividends.

On February 14, 2017, Holdings’ Board of Directors declared a cash dividend in the amount of $0.20 per share on Class A and Class B common stock, payable on March 27, 2017 to stockholders of record on March 13, 2017.

Commitments and Contingencies

Minimum annual cash payments required under existing capital and financing lease obligations, maturities of corporate borrowings, future minimum rental payments under existing operating leases, committed capital expenditures, investments and betterments, including furniture, fixtures, equipment and leasehold betterments and ADA related betterments and pension funding that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2016 are as follows:

	Minimum
	Capital and	Principal	Interest	Minimum
	Financing	Amount of	Payments on	Operating	Capital
(In thousands)	Lease	Corporate	Corporate	Lease	Related	Pension	Total
Calendar Year	Payments	Borrowings(1)	Borrowings(2)	Payments	Betterments(3)	Funding(4)	Commitments
2017	$106,616	$365,195	$176,151	$666,740	$153,151	$4,234	$1,472,087
2018	106,164	15,195	171,524	658,484	—	—	951,367
2019	99,234	15,195	170,979	621,822	—	—	907,230
2020	94,590	13,806	170,435	584,854	—	—	863,685
2021	85,182	13,806	169,960	534,731	—	—	803,679
Thereafter	456,266	3,411,201	427,545	3,141,377	—	—	7,436,389
Total	$948,052	$3,834,398	$1,286,594	$6,208,008	$153,151	$4,234	$12,434,437

(1)

Represents cash requirements for the payment of principal on corporate borrowings. Total amount does not equal carrying amount due to unamortized discounts, premiums and deferred charges. The Interim Bridge Loans were repaid with proceeds from the sale of Class A common stock in February 2017.

(2)

Interest expense on our Senior Secured Credit Facility was estimated at Term Loans due 2022, 3.4% and Term Loans due 2023, 3.5% and 7.0% on the bridge loan based upon the interest rates in effect as of December 31, 2016. The Interim Bridge Loans  were repaid in the first quarter of 2017.

(3)	Includes committed capital expenditures, investments, and betterments to our circuit. Does not include planned, but non-committed capital expenditures.

(4)

We fund our U.S. pension plans such that the plans are in compliance with Employee Retirement Income Security Act (“ERISA”) and the plans are not considered “at risk” as defined by ERISA guidelines. The U.S. plans have been frozen effective December 31, 2006.

As discussed in Note 9 - Income Taxes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, we adopted accounting for uncertainty in income taxes per the guidance in ASC 740, Income Taxes, (“ASC 740”). As of December 31, 2016, our recorded obligation for unrecognized benefits is $12,719,000. There are currently unrecognized tax benefits which we anticipate will be resolved in the next 12 months; however, we are unable at this time to estimate what the impact on our effective tax rate will be.

Investment in NCM

We hold an investment of 17.40% in NCM and 200,000 common shares of NCM, Inc. accounted for following the equity method as of December 31, 2016. The fair market value of our investment in NCM and NCM, Inc. is approximately $354,448,000 as of December 31, 2016, based upon the closing price of NCM, Inc. common stock. We have little tax basis in our investment in NCM and NCM, Inc. therefore, the sale of this investment would require us to report taxable income of approximately $435,874,000, including distributions received from NCM that were previously deferred. Our investment in NCM and NCM, Inc. is a source of liquidity for us and we expect that any sales we may make would be made in such a manner to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability. See Note 2 - Acquisitions in Item 8 for a discussion of required divestitures of our interest in NCM associated with the acquisition of Carmike.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

New Accounting Pronouncements

See Note 1 - The Company and Significant Accounting Policies to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for information regarding recently issued accounting standards.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate market risk and foreign currency exchange risk.

Market risk on variable-rate financial instruments.  At December 31, 2016, we maintained a Senior Secured Credit Facility comprised of a $150,000,000 revolving credit facility and $871,819,000 of Senior Secured Term Loans due 2022 and $500,000,000 of Senior Secured Term Loans due 2023. The Senior Secured Credit Facility provides for borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR + 2.75%. The rate in effect at December 31, 2016 for the outstanding Senior Secured Term Loan due 2022 and 2023 was 3.4% and 3.5% based on LIBOR (2.75% margin plus 0% minimum LIBOR rate) per annum. See Note 7 - Corporate Borrowings and Capital and Financing Lease Obligations of the Notes to the Consolidated Financial Statements in Item II of Part 8 hereof for additional information. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At December 31, 2016, we had no variable-rate borrowings under our revolving credit facility and had an aggregate principal balance of $1,371,819,000 outstanding under the Senior Secured Term Loan due 2022 and Senior Secured Term Loans due 2023. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $9,135,000 during the year ended December 31, 2016.

Market risk on fixed-rate financial instruments.  Included in long-term corporate borrowings at December 31, 2016 were principal amounts of $600,000,000 of our Notes due 2025 and $375,000,000 of our Notes due 2022 and principal amounts of $595,000,000 of our Notes due 2026 and £250,000,000 of our Sterling Notes due 2024. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2025, Notes due 2022, Notes due 2026 and Sterling Notes due 2024 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2025, Notes due 2022, Notes due 2026 and Sterling Notes due 2024.

Foreign Currency Exchange Rate Risk  We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our ownership of Odeon. Odeon’s revenues and operating expenses are transacted in British Pounds and Euros. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If Odeon operates in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for Odeon. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our ownership in Odeon as of December 31, 2016, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed, would decrease the aggregate net earnings of our International markets segment for the year ended December 31, 2016, by approximately $1,400,000.

Item 8.  Financial Statements and Supplementary Data

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AMC Entertainment Holdings, Inc.

TO THE STOCKHOLDERS OF AMC ENTERTAINMENT HOLDINGS, INC.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) of the Exchange Act. With management’s participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of December 31, 2016, based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company acquired Odeon and UCI Cinemas Holdings Limited in November 2016 and Carmike Cinemas, Inc. in December 2016. Due to the timing of the acquisitions, and in accordance with SEC requirements, management excluded Odeon and UCI Cinemas Holdings Limited and Carmike Cinemas, Inc. from its assessment of the effectiveness of the internal control over financial reporting as of December 31, 2016. The internal control over Odeon and UCI Cinemas Holdings Limited’s financial reporting is associated with total assets of $1.9 billion and total revenues of $112.8 million included in the consolidated financial statements of AMC Entertainment Holdings, Inc. as of and for the year ended December 31, 2016. The internal control over Carmike Cinemas, Inc.’s financial reporting is associated with total assets of $1.5 billion and total revenues of $46.5 million included in the consolidated financial statements of AMC Entertainment Holdings, Inc. as of and for the year ended December 31, 2016. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016. The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report that follows this report.

/s/ Adam M. Aron
Chief Executive Officer, Director and President

/s/ Craig R. Ramsey
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AMC Entertainment Holdings, Inc.:

We have audited AMC Entertainment Holdings, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AMC Entertainment Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, AMC Entertainment Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

AMC Entertainment Holdings, Inc. acquired Odeon and UCI Cinemas Holdings Limited in November 2016 and Carmike Cinemas, Inc. in December 2016, and management excluded Odeon and UCI Cinemas Holdings Limited and Carmike Cinemas, Inc. from its assessment of the effectiveness of AMC Entertainment Holdings, Inc.’s internal control over financial reporting as of December 31, 2016. Odeon and UCI Cinemas Holdings Limited’s internal control over financial reporting is associated with total assets of $1.9 billion and total revenues of $112.8 million included in the consolidated financial statements of AMC Entertainment Holdings, Inc. as of and for the year ended December 31, 2016. Carmike Cinemas, Inc.’s internal control over financial reporting is associated with total assets of $1.5 billion and total revenues of $46.5 million included in the consolidated financial statements of AMC Entertainment Holdings, Inc. as of and for the year ended December 31, 2016. Our audit of internal control over financial reporting also excluded an evaluation of the internal control over financial reporting of Odeon and UCI Cinemas Holdings Limited and Carmike Cinemas, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMC Entertainment Holdings, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2016, and our report dated March 10, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Kansas City, Missouri
March 10, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AMC Entertainment Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of AMC Entertainment Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMC Entertainment Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMC Entertainment Holdings, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

AMC Entertainment Holdings, Inc. acquired Odeon and UCI Cinemas Holdings Limited in November 2016 and Carmike Cinemas, Inc. in December 2016, and management excluded Odeon and UCI Cinemas Holdings Limited and Carmike Cinemas, Inc. from its assessment of the effectiveness of AMC Entertainment Holdings, Inc.’s internal control over financial reporting as of December 31, 2016. Odeon and UCI Cinemas Holdings Limited’s internal control over financial reporting is associated with total assets of $1.9 billion and total revenues of $112.8 million included in the consolidated financial statements of AMC Entertainment Holdings, Inc. as of and for the year ended December 31, 2016. Carmike Cinemas, Inc.’s internal control over financial reporting is associated with total assets of $1.5 billion and total revenues of $46.5 million included in the consolidated financial statements of AMC Entertainment Holdings, Inc. as of and for the year ended December 31, 2016. Our audit of internal control over financial reporting also excluded an evaluation of the internal control over financial reporting of Odeon and UCI Cinemas Holdings Limited and Carmike Cinemas, Inc.

/s/ KPMG LLP

Kansas City, Missouri
March 10, 2017

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
(In thousands, except per share data)
Revenues
Admissions	$2,049,428	$1,892,037	$1,765,388
Food and beverage	1,019,093	910,086	797,735
Other theatre	167,325	144,777	132,267
Total revenues	3,235,846	2,946,900	2,695,390
Operating costs and expenses
Film exhibition costs	1,089,501	1,021,457	934,246
Food and beverage costs	142,167	128,569	111,991
Operating expense	873,456	795,722	733,338
Rent	505,463	467,822	455,239
General and administrative:
Merger, acquisition and transaction costs	47,895	3,398	1,161
Other	90,719	58,212	64,873
Depreciation and amortization	268,243	232,961	216,321
Impairment of long-lived assets	5,544	1,702	3,149
Operating costs and expenses	3,022,988	2,709,843	2,520,318
Operating income	212,858	237,057	175,072
Other expense (income):
Other expense (income)	(446)	10,684	(8,344)
Interest expense:
Corporate borrowings	110,731	96,857	111,072
Capital and financing lease obligations	10,806	9,231	9,867
Equity in earnings of non-consolidated entities	(47,718)	(37,131)	(26,615)
Investment income	(10,154)	(6,115)	(8,145)
Total other expense	63,219	73,526	77,835
Earnings before income taxes	149,639	163,531	97,237
Income tax provision	37,972	59,675	33,470
Earnings from continuing operations	111,667	103,856	63,767
Earnings from discontinued operations, net of income taxes	—	—	313
Net earnings	$111,667	$103,856	$64,080
Basic earnings per share:
Earnings from continuing operations	$1.13	$1.06	$0.65
Earnings from discontinued operations	—	—	0.01
Basic earnings per share	$1.13	$1.06	$0.66
Average shares outstanding-Basic	98,838	97,963	97,506
Diluted earnings per shares:
Earnings from continuing operations	$1.13	$1.06	$0.65
Earnings from discontinued operations	—	—	0.01
Diluted earnings per share	$1.13	$1.06	$0.66
Average shares outstanding-Diluted	98,872	98,029	97,700
Dividends declared per basic and diluted common share	$0.80	$0.80	$0.60

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
(In thousands)
Net earnings	$111,667	$103,856	$64,080
Unrealized foreign currency translation adjustment, net of tax	(3,881)	1,372	978
Pension and other benefit adjustments:
Net gain (loss) arising during the period, net of tax	(293)	166	(13,543)
Prior service credit arising during the period, net of tax	—	746	—
Amortization of net gain reclassified into general and administrative: other, net of tax	16	(1,679)	(844)
Amortization of prior service credit reclassified into general and administrative: other, net of tax	—	(1,762)	(1,016)
Curtailment gain reclassified into general and administrative: other, net of tax	—	(7,239)	—
Settlement gain reclassified into general and administrative: other, net of tax	(3)	(196)	—
Marketable securities:
Unrealized net holding gain (loss) arising during the period, net of tax	589	(1,056)	2,627
Realized net gain reclassified into investment income, net of tax	(1,816)	(156)	(31)
Equity method investees' cash flow hedge:
Unrealized net holding loss arising during the period, net of tax	(309)	(693)	(59)
Realized net loss reclassified into equity in earnings of non-consolidated entities, net of tax	342	457	528
Other comprehensive loss	(5,355)	(10,040)	(11,360)
Total comprehensive income	$106,312	$93,816	$52,720

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
(In thousands, except share data)
ASSETS
Current assets:
Cash and equivalents	$207,073	$211,250
Receivables, net	213,667	105,509
Other current assets	262,903	97,608
Total current assets	683,643	414,367
Property, net	3,035,859	1,401,928
Intangible assets, net	365,142	237,376
Goodwill	3,932,960	2,406,691
Deferred tax asset	90,445	126,198
Other long-term assets	533,792	501,757
Total assets	$8,641,841	$5,088,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$501,761	$313,025
Accrued expenses and other liabilities	328,949	158,664
Deferred revenues and income	277,237	221,679
Current maturities of corporate borrowings and capital and financing lease obligations	81,243	18,786
Total current liabilities	1,189,190	712,154
Corporate borrowings	3,745,755	1,902,598
Capital and financing lease obligations	609,359	93,273
Exhibitor services agreement	359,279	377,599
Deferred tax liability	20,962	—
Other long-term liabilities	706,562	462,626
Total liabilities	6,631,107	3,548,250
Commitments and contingencies
Class A common stock (temporary equity) ($.01 par value, 140,014 shares issued and 103,245 shares outstanding as of December 31, 2016; 167,211 shares issued and 130,442 shares outstanding as of December 31, 2015)	1,080	1,364
Stockholders’ equity:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 34,236,561 shares issued and outstanding as of December 31, 2016; 21,445,090 shares issued and outstanding as of December 31, 2015)	342	214
Class B common stock ($.01 par value, 75,826,927 shares authorized; 75,826,927 shares issued and outstanding as of December 31, 2016 and December 31, 2015)	758	758
Additional paid-in capital	1,627,384	1,182,923
Treasury stock (36,769 shares as of December 31, 2016 and December 31, 2015, at cost)	(680)	(680)
Accumulated other comprehensive income (loss)	(2,551)	2,804
Accumulated earnings	384,401	352,684
Total stockholders’ equity	2,009,654	1,538,703
Total liabilities and stockholders’ equity	$8,641,841	$5,088,317

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2016	2015	2014

Cash flows from operating activities:
Net earnings	$111,667	$103,856	64,080
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	268,243	232,961	216,321
Deferred income taxes	34,091	51,660	32,430
Impairment of long-lived assets	5,544	1,702	3,149
Gain on extinguishment of debt	—	(44)	(8,544)
Amortization of net premium on corporate borrowings	201	808	832
Amortization of deferred charges to interest expense	6,129	3,480	2,664
Theatre and other closure expense	5,204	5,028	9,346
Non-cash portion of Stock-based compensation	4,855	10,480	11,293
Loss (gain) on dispositions	(2,400)	281	(630)
Equity in earnings and losses from non-consolidated entities, net of distributions	(15,455)	(9,603)	(102)
Landlord contributions	125,139	83,346	59,518
Deferred rent	(33,741)	(24,533)	(18,056)
Net periodic benefit cost (credit)	730	(18,208)	(3,418)
Change in assets and liabilities, excluding acquisitions:
Receivables	(56,750)	(1,428)	308
Other assets	(29,133)	(2,835)	(4,282)
Accounts payable	21,490	41,362	(13,692)
Accrued expenses and other liabilities	(18,373)	(8,690)	(52,603)
Other, net	4,214	(2,066)	(1,312)
Net cash provided by operating activities	431,655	467,557	297,302
Cash flows from investing activities:
Capital expenditures	(421,713)	(333,423)	(270,734)
Acquisition of Odeon and UCI Cinemas Limited, net of cash acquired	(438,733)	—	—
Acquisition of Carmike Cinemas, Inc., net of cash acquired	(497,798)	—	—
Acquisition of Starplex Cinemas, net of cash acquired	681	(172,853)	—
Proceeds from disposition of long-term assets	19,909	604	238
Investments in non-consolidated entities, net	(10,481)	(1,915)	(1,522)
Other, net	(6,515)	(1,849)	327
Net cash used in investing activities	(1,354,650)	(509,436)	(271,691)
Cash flows from financing activities:
Proceeds from issuance of Term Loan due 2023	498,750	—	—
Proceeds from issuance of Senior Subordinated Sterling Notes due 2024	310,000	—	—
Proceeds from issuance of Senior Subordinated Notes due 2026	595,000	—	—
Proceeds from issuance of bridge loan due 2017	350,000
Payment of Odeon Senior Subordinated GBP Notes due 2018	(380,678)	—	—
Payment of Odeon Senior Subordinated EUR Notes due 2018	(212,495)
Proceeds from issuance of Senior Subordinated Notes due 2025	—	600,000	—
Proceeds from extension and modification of Term Loan due 2022	—	124,375	—
Proceeds from issuance of Senior Subordinated Notes due 2022	—	—	375,000
Repurchase of Senior Subordinated Notes due 2020	—	(645,701)	—
Borrowings under (repayments) Revolving Credit Facility	(75,000)	75,000	—
Repurchase of Senior Notes due 2019	—	—	(639,728)
Payment of stock issuance offering costs	(763)	—	(281)
Principal payments under Term Loan	(8,806)	(5,813)	(7,750)
Principal payments under capital and financing lease obligations	(10,852)	(7,840)	(6,941)
Principal payments under promissory note	(1,389)	(1,389)	(1,389)
Principal amount of coupon payment under Senior Subordinated Notes due 2020	—	(3,486)	(6,227)
Cash used to pay for deferred financing costs	(65,877)	(21,252)	(7,952)
Cash used to pay dividends	(79,627)	(78,608)	(58,504)
Purchase of treasury stock	—	—	(92)
Net cash provided by (used in) financing activities	918,263	35,286	(353,864)
Effect of exchange rate changes on cash and equivalents	555	(363)	5
Net decrease in cash and equivalents	(4,177)	(6,956)	(328,248)
Cash and equivalents at beginning of period	211,250	218,206	546,454
Cash and equivalents at end of period	$207,073	$211,250	$218,206
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (including amounts capitalized of $234, $203 and $315)	$105,380	$103,913	$113,578
Income taxes paid (refunded), net	4,738	5,351	1,084

Schedule of non-cash operating and investing activities:
Investment in NCM (See Note 5-Investments)	$—	$76,101	$2,137
See Note 2-Acquisitions for non-cash activities related to acquisitions

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Class A Voting		Class B Voting		Additional		Other		Total
	Common Stock		Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Equity
Balance December 31, 2013	21,412,804	214	75,826,927	758	1,161,152	(588)	24,204	321,730	1,507,470
Net earnings	—	—	—	—	—	—	—	64,080	64,080
Other comprehensive loss	—	—	—	—	—	—	(11,360)	—	(11,360)
Dividends declared	—	—	—	—	—	—	—	(58,729)	(58,729)
Tax benefit for dividend equivalents paid on RSUs	—	—	—	—	27	—	—	—	27
Stock-based compensation	11,035	—	—	—	11,293	—	—	—	11,293
Purchase shares for treasury	—	—	—	—	43	(92)	—	—	(49)
Balance December 31, 2014	21,423,839	214	75,826,927	758	1,172,515	(680)	12,844	327,081	1,512,732
Net earnings	—	—	—	—	—	—	—	103,856	103,856
Other comprehensive loss	—	—	—	—	—	—	(10,040)	—	(10,040)
Dividends declared	—	—	—	—	—	—	—	(78,548)	(78,548)
Tax benefit for dividend equivalents paid on RSUs and PSUs	—	—	—	—	268	—	—	—	268
RSUs surrendered to pay for payroll taxes	—	—	—	—	(107)	—	—	—	(107)
Stock-based compensation	15,312	—	—	—	10,480	—	—	—	10,480
Adoption of ASU No. 2016-09	—	—	—	—	(295)	—	—	295	—
Reclassification from temporary equity	5,939	—	—	—	62	—	—	—	62
Balance December 31, 2015	21,445,090	214	75,826,927	758	1,182,923	(680)	2,804	352,684	1,538,703
Net earnings	—	—	—	—	—	—	—	111,667	111,667
Other comprehensive loss	—	—	—	—	—	—	(5,355)	—	(5,355)
Dividends declared	—	—	—	—	—	—	—	(79,950)	(79,950)
RSUs surrendered to pay for payroll taxes	—	—	—	—	(472)	—	—	—	(472)
Stock-based compensation	38,000	1	—	—	4,855	—	—	—	4,856
Reclassification from temporary equity	27,197	—	—	—	284	—	—	—	284
Wanda capital contribution	—	—	—	—	10,000	—	—	—	10,000
Issuance of common stock related to Odeon and UCI Cinemas Holdings Limited acquisition, net of issuance costs	4,536,466	45	—	—	156,374	—	—	—	156,419
Issuance of common stock related to Carmike Cinemas, Inc. acquisition, net of issuance costs	8,189,808	82	—	—	273,420	—	—	—	273,502
Balance December 31, 2016	34,236,561	$342	75,826,927	$758	$1,627,384	$(680)	$(2,551)	$384,401	$2,009,654

See Notes to Consolidated Financial Statements

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015, 2014

NOTE 1 – THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

AMC Entertainment Holdings, Inc. (“Holdings”), through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. and its subsidiaries, (collectively with Holdings, unless the context otherwise requires, the “Company” or “AMC”), is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres located in the United States and Europe. Holdings is an indirect subsidiary of Dalian Wanda Group Co., Ltd. (“Wanda”), a Chinese private conglomerate.

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

As of December 31, 2016, Wanda owned approximately 68.83% of Holdings’ outstanding common stock and 86.88% of the combined voting power of Holdings’ outstanding common stock and has the power to control Holdings’ affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), entering into mergers, sales of substantially all of the Company’s assets and other extraordinary transactions.

Initial Public Offering of Holdings:  On December 23, 2013, Holdings completed its initial public offering (“IPO”) of 18,421,053 shares of Class A common stock at a price of $18.00 per share. In connection with the IPO, the underwriters exercised in full their option to purchase an additional 2,631,579 shares of Class A common stock. As a result, the total IPO size was 21,052,632 shares of Class A common stock and the net proceeds to Holdings were approximately $355,299,000 after deducting underwriting discounts, commissions and offering expenses.

Use of Estimates:  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to: (1) Impairments, (2) Film exhibition costs, (3) Income and operating taxes, (4) Fair value of acquired assets and liabilities, and (5) Gift card and exchange ticket income. Actual results could differ from those estimates.

Principles of Consolidation:  The consolidated financial statements include the accounts of Holdings and all subsidiaries, as discussed above. All significant intercompany balances and transactions have been eliminated in consolidation. There are no noncontrolling (minority) interests in the Company’s consolidated subsidiaries; consequently, all of its stockholders’ equity, net earnings and comprehensive income for the periods presented are attributable to controlling interests. The Company manages its business under two reportable segments for its theatrical exhibition operations, U.S. markets and International markets.

Discontinued Operations:  The results of operations for the Company’s discontinued operations have been eliminated from the Company’s continuing operations and classified as discontinued operations for each period presented within the Company’s Consolidated Statements of Operations.

Revenues:  Revenues are recognized when admissions and food and beverage sales are received at the theatres and are reported net of sales tax. The Company defers 100% of the revenue associated with the sales of gift cards and exchange tickets until such time as the items are redeemed or income from non-redemption is recorded. The Company recognizes income from non-redeemed or partially redeemed gift cards using the Proportional Method where it applies a non-redemption rate for its four gift card sales channels, which ranges from 13% to 20% of the current month sales, and the Company recognizes the total amount of income for that current month’s sales as income over the next 24 months in proportion to the pattern of actual redemptions. The Company has determined its non-redeemed rates and redemption patterns using data accumulated over ten years on a company-wide basis. Income for non-redeemed exchange tickets continues to be recognized as the redemption of these items is determined to be remote, that is if a ticket has not been used within 18 months after being purchased. During the years ended December 31, 2016, December 31, 2015, and December 31, 2014, the Company recognized $22,994,000, $22,879,000, and $21,347,000, of income, respectively, related to the derecognition of gift card liabilities, which was recorded in other theatre revenues in the Consolidated Statements of Operations. During the years ended December 31, 2016, December 31, 2015, and December 31, 2014, the Company recognized $13,647,000, $12,079,000, and $11,710,000 of income, respectively, related to the derecognition of exchange ticket liabilities, which was recorded in other theatre revenues in the Consolidated Statements of Operations.

Film Exhibition Costs:  Film exhibition costs are accrued based on the applicable box office receipts and estimates of the final settlement to the film licenses. Film exhibition costs include certain advertising costs. As of December 31, 2016 and December 31, 2015, the Company recorded film payables of $203,588,000 and $131,690,000, respectively, and which are included in accounts payable in the accompanying Consolidated Balance Sheets.

Food and Beverage Costs:  The Company records rebate payments from vendors as a reduction of food and beverage costs when earned.

Screen Advertising:  On March 29, 2005, the Company and Regal Entertainment Group (“Regal”) combined their respective cinema screen advertising businesses into a joint venture company called National CineMedia, LLC (“NCM”) and on July 15, 2005, Cinemark Holdings, Inc. (“Cinemark”) joined NCM. The Company, Regal and Cinemark are known as the “Founding Members.” NCM engages in the marketing and sale of cinema advertising and promotions products, business communications and training services. The Company records its share of on-screen advertising revenues generated by NCM in other theatre revenues.

Customer Frequency Program:  AMC Stubs® is a customer loyalty program which allows members to earn rewards, receive discounts and participate in exclusive members-only offerings and services. In July 2016, the Company completed a national relaunch of its AMC Stubs® loyalty program featuring both a traditional paid tier called AMC Stubs PremiereTM and a new non-paid tier called AMC Stubs InsiderTM. Both programs reward loyal guests for their patronage of AMC Theatres. The AMC Stubs InsiderTM tier rewards guests for simply coming to the movies, and benefits include free refills on certain food items, discount ticket offers, a birthday gift and 20 reward points earned for every dollar spent. For a $15 annual membership fee, AMC Stubs PremiereTM members enjoy express service with specially marked shorter lines at the box office and concession stand, free size upgrades on certain food and beverage items, discount ticket offers, a birthday gift, discounted online ticketing fees and 100 reward points for every dollar spent. Some of the rewards earned are redeemable on future purchases at AMC locations. Once an AMC Stubs PremiereTM or AMC Stubs InsiderTM member accumulates 5,000 points they will earn a $5 virtual reward.

The portion of the admissions and food and beverage revenues attributed to the rewards is deferred as a reduction of admissions and food and beverage revenues and is allocated between admissions and food and beverage revenues based on expected member redemptions. Upon redemption, deferred rewards are recognized as revenues along with associated cost of goods. Converted rewards not redeemed within 9 months are forfeited and recognized as admissions or food and beverage revenues. Progress rewards (member expenditures toward converted or earned rewards) for expired memberships are forfeited based upon specified periods of inactivity of the membership and recognized as admissions or food and beverage revenues. The program's annual membership fee is deferred, net of estimated refunds, and is recognized ratably over the one-year membership period.

Advertising Costs:  The Company expenses advertising costs as incurred and does not have any direct-response advertising recorded as assets. Advertising costs were $10,083,000, $10,316,000, and $10,317,000, for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively, and are recorded in operating expense in the accompanying Consolidated Statements of Operations.

Cash and Equivalents:  All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents.

Intangible Assets:  Intangible assets are recorded at fair value, in the case of intangible assets resulting from the acquisition of Holdings by Wanda on August 30, 2012 and other theatre acquisitions, and are comprised of amounts assigned to theatre leases acquired under favorable terms, management contracts, a contract with an equity method investee, and a non-compete agreement, each of which are being amortized on a straight- line basis over the estimated remaining useful lives of the assets, and trademark and trade names, which are considered either definite or indefinite lived intangible assets. Indefinite lived intangible assets are not amortized but rather evaluated for impairment annually.

The Company first assesses the qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. For the year ended December 31, 2015, the Company recorded an intangible asset impairment charge of $839,000 related to a favorable lease for one theatre with six screens. There were no intangible asset impairment charges incurred during the years ended December 31, 2016 and December 31, 2014.

Investments:  The Company accounts for its investments in non-consolidated entities using either the cost or equity methods of accounting as appropriate, and has recorded the investments within other long-term assets in its Consolidated Balance Sheets. Equity earnings and losses are recorded when the Company’s ownership interest provides the Company with significant influence. The Company follows the guidance in ASC 323-30-35-3, which prescribes the use of the equity method for investments where the Company has significant influence. The Company classifies gains and losses on sales of investments or impairments accounted for using the cost method in investment income. Gains and losses on cash sales are recorded using the weighted average cost of all interests in the investments. Gains and losses related to non-cash negative common unit adjustments are recorded using the weighted average cost of those units in NCM. See Note 5 - Investments for further discussion of the Company’s investments in NCM. As of December 31, 2016, the Company holds equity method investments comprised of a 17.4% interest in NCM, a joint venture that markets and sells cinema advertising and promotions; a 16.1% interest in SV Holdco LLC (“SV Holdco”) Class C units and a 0.7% interest in SV Holdco Class A units, a joint venture that markets and sells cinema advertising and promotions through Screenvision; a 50% interest in Digital CineMedia Ltd. (“DCM”), a joint venture that provides advertising services in International markets; a 32% interest in AC JV, LLC (“AC JV”), a joint venture that owns Fathom Events offering alternative content for motion picture screens; a 29% interest in Digital Cinema Implementation Partners LLC (“DCIP”), a joint venture charged with implementing digital cinema in the Company’s theatres; a 14.6% interest in Digital Cinema Distribution Coalition, LLC (“DCDC”), a satellite distribution network for feature films and other digital cinema content; a 50% ownership interest in five U.S. motion picture theatres and one IMAX® screen; and a 50% ownership interest in Open Road Releasing, LLC, operator of Open Road Films, LLC (“Open Road Films”), a motion picture distribution and production company.

Goodwill:  Goodwill represents the excess of purchase price over fair value of net tangible and identifiable intangible assets related to the acquisition of Holdings by Wanda on August 30, 2012 and subsequent theatre business acquisitions. The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct an annual review of goodwill for impairment.

The Company’s recorded goodwill was $3,932,960,000 and $2,406,691,000 as of December 31, 2016 and December 31, 2015, respectively. The Company evaluates goodwill and its indefinite-lived trademark and trade names for impairment annually as of the beginning of the fourth quarter or more frequently as specific events or circumstances dictate. The Company’s goodwill is recorded in each of its two reportable segments for its theatrical exhibition operations, U.S. markets and International markets.

The Company performed its annual impairment analysis during the fourth quarter of calendar 2016 and the fourth quarter of calendar 2015, and reached a determination that there was no goodwill or trademark and trade name impairment. According to Accounting Standards Codification (“ASC”) 350-20, the Company has an option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. During the fourth quarter of calendar 2016 and the fourth quarter of calendar 2015, the Company assessed qualitative factors and reached a determination that it is not more likely than not that the fair value of the Company’s reporting unit is less than its carrying value, and therefore, no impairment charge was incurred.

Other Long-term Assets: Other long-term assets are comprised principally of investments in partnerships and joint ventures, costs incurred in connection with the Company’s line-of-credit revolving credit arrangement, which is being amortized to interest expense using the effective interest rate method over the respective life of the issuance, and capitalized computer software, which is amortized over the estimated useful life of the software. See Note 6 – Supplemental Balance Sheet Information.

Accounts Payable:  Under the Company’s cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified within accounts payable in the balance sheet. The change in book overdrafts are reported as a component of operating cash flows for accounts payable as they do not represent bank overdrafts. The amount of these checks included in accounts payable as of December 31, 2016 and December 31, 2015 was $60,266,000 and $42,751,000, respectively.

Leases:  The majority of the Company’s operations are conducted in premises occupied under lease agreements with initial base terms ranging generally from 12 to 15 years, with certain leases containing options to extend the leases for up to an additional 20 years. The Company typically does not believe that exercise of the renewal options are reasonably assured at the inception of the lease agreements and, therefore, considers the initial base term as the lease term. Lease terms vary but generally the leases provide for fixed and escalating rentals, contingent escalating rentals based on the Consumer Price Index not to exceed certain specified amounts and contingent rentals based on revenues.

The Company records rent expense for its operating leases on a straight-line basis over the initial base lease term commencing with the date the Company has “control and access” to the leased premises, which is generally a date prior to the “lease commencement date” in the lease agreement. Rent expense related to any “rent holiday” is recorded as operating expense, until construction of the leased premises is complete and the premises are ready for their intended use. Rent charges upon completion of the leased premises subsequent to the date the premises are ready for their intended use are expensed as a component of rent expense.

The Company often receives contributions from landlords for renovations at existing locations. The Company records the amounts received from landlords as deferred rent and amortizes the balance as a reduction to rent expense over the base term of the lease agreement.

The Company evaluates the classification of its leases following the guidance in ASC 840-10-25. Leases that qualify as capital leases are recorded at the present value of the future minimum rentals over the base term of the lease using the Company’s incremental borrowing rate. Capital lease assets are assigned an estimated useful life at the inception of the lease that generally corresponds with the base term of the lease.

Occasionally, the Company or other theatre operators it has acquired are responsible for the construction of new leased theatres and for paying project costs that are in excess of an agreed upon amount to be reimbursed from the developer. ASC 840-40-05-5 requires the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period and therefore it is required to account for these projects as sale and leaseback transactions. As a result, the Company has recorded financing lease obligations for failed sale leaseback transactions of $533,573,000 and $74,898,000 in its Consolidated Balance Sheets related to these types of projects as of December 31, 2016 and December 31, 2015, respectively.

Sale and Leaseback Transactions:  The Company accounts for the sale and leaseback of real estate assets in accordance with ASC 840-40. Losses on sale leaseback transactions are recognized at the time of sale if the fair value of the property sold is less than the net book value of the property. Gains on sale and leaseback transactions are deferred and amortized over the remaining lease term.

Impairment of Long-lived Assets:  The Company reviews long-lived assets, including definite-lived intangibles, investments in non-consolidated equity method investees, and internal use software for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be fully recoverable. The Company identifies impairments related to internal use software when management determines that the remaining carrying value of the software will not be realized through future use. The Company reviews internal management reports on a quarterly basis as well as monitors current and potential future competition in the markets where it operates for indicators of triggering events or circumstances that indicate potential impairment of individual theatre assets. The Company evaluates theatres using historical and projected data of theatre level cash flow as its primary indicator of potential impairment and considers the seasonality of its business when making these evaluations. The Company performs its impairment analysis quarterly. Under these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset group, an impairment loss is recognized in the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date for the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period unless it is probable existing renewal options will be exercised and may be less than the remaining lease period when the Company does not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows. The fair value of furniture, fixtures and equipment has been determined using similar asset sales, in some instances with the assistance of third party valuation studies and using management judgment.

There is considerable management judgment necessary to determine the estimated future cash flows and fair values of the Company’s theatres and other long-lived assets, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy, see Note 14 - Fair Value Measurements.

Impairment losses in the Consolidated Statements of Operations are included in the following captions:

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
(In thousands)	2016	2015	2014
Impairment of long-lived assets	$5,544	$1,702	$3,149

During calendar 2016, the Company recognized an impairment loss of $5,544,000 on two theatres with 22 screens, which was related to property, net. During calendar 2015, the Company recognized an impairment loss of $1,702,000 on three theatres with 15 screens, which was related to property, net of $863,000, and intangible assets, net of $839,000. During calendar 2014, the Company recognized an impairment loss of $3,149,000 on eight theatres with 94 screens, which was related to property, net.

Foreign Currency Translation:  Operations outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average rates of exchange. The resultant translation adjustments are included in foreign currency translation adjustment, a separate component of accumulated other comprehensive income. Gains and losses from foreign currency transactions, except those intercompany transactions of a long-term investment nature, and the Company’s £250 million, 6.375% Senior Subordinated Notes due 2024, which have been designated as a non-derivative net investment hedge of the Company’s investment in Odeon and UCI Cinemas Holdings Limited (“Odeon”) are included in net earnings. If the Company substantially liquidates its investment in a foreign entity, any gain or loss on currency translation balance recorded in accumulated other comprehensive income is recognized as part of a gain or loss on disposition.

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

Holdings and its domestic subsidiaries file a consolidated U.S. federal income tax return and combined income tax returns in certain state jurisdictions. Foreign subsidiaries file income tax returns in foreign jurisdictions. Income taxes are determined based on separate Company computations of income or loss. Tax sharing arrangements are in place and utilized when tax benefits from affiliates in the consolidated group are used to offset what would otherwise be taxable income generated by Holdings or another affiliate.

Casualty Insurance:  The Company is self-insured for general liability up to $1,000,000 per occurrence and carries a $500,000 deductible limit per occurrence for workers compensation claims. The Company utilizes actuarial projections of its ultimate losses to calculate its reserves and expense. The actuarial method includes an allowance for adverse developments on known claims and an allowance for claims which have been incurred but which have not yet been reported. As of December 31, 2016 and December 31, 2015, the Company recorded casualty insurance reserves of $23,435,000 and $19,973,000 , respectively, net of estimated insurance recoveries. The Company recorded expenses related to general liability and workers compensation claims of $15,617,000, of $18,487,000, and $16,329,000 for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively.

Other Expense (Income):  The following table sets forth the components of other expense (income):

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
(In thousands)	2016	2015	2014
Gain on redemption of 8.75% Senior Fixed Rate Notes due 2019	$—	$—	$(8,386)
Loss on modification of Senior Secured Credit Facility-Term loan 2022	—	1,366	—
Loss on redemption of 9.75% Senior Subordinated Notes due 2020	—	9,318	—
Business interruption insurance recoveries	(424)	—	—
Miscellaneous	(22)	—	42
Other expense (income)	$(446)	$10,684	$(8,344)

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

Changes in Accounting Principles: The Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2015-03 and 2015-15, Interest-Imputation of Interest (Subtopic 835-30) as of the beginning of 2016 on a retrospective basis. As a result of the adoption of ASU No. 2015-03 and ASU No. 2015-15, the Company reclassified $21,768,000 of debt issuance costs for its term loan and senior subordinated notes from other long-term assets to corporate borrowings in the Consolidated Balance Sheet as of December 31, 2015. The Company continues to defer and present its debt issuance costs related to its line-of credit arrangement as an asset regardless of whether there are any outstanding borrowings on the line-of-credit arrangement as provided in ASU No. 2015-15.

During the year ended December 31, 2016, the Company early adopted the provisions of ASU No. 2016-09, Compensation – Stock Compensation Improvements to Employee Share-Based Payment Accounting as of the beginning of 2016. The effect of adopting ASU 2016-09 is reflected in Stockholders’ Equity in the Consolidated Balance Sheets on a modified retrospective basis through a cumulative-effect adjustment. This guidance simplifies several aspects of the accounting for share based payment awards to employees including accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. As permitted under ASU 2016-09, the Company has elected to account for forfeitures in compensation cost when they occur. A summary of the changes made to the Consolidated Balance Sheets at December 31, 2015, is included in the following table:

(In thousands)	Originally	As Adopted
Additional paid-in capital	$1,183,218	$1,182,923
Accumulated earnings	352,389	352,684

New Accounting Pronouncements: In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for the Company on January 1, 2019, with early adoption permitted. The Company has not yet decided whether it will early adopt the new standard. A modified retrospective transition approach is required for leases existing at, or entered into after the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

The Company expects that this standard will have a material effect on its financial statements. While the Company is continuing to assess the effect of adoption, the Company currently believes the most significant changes relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for theatres subject to operating leases; (2) the derecognition of existing assets and liabilities for certain sale-leaseback transactions (including those arising from build-to-suit lease arrangements for which construction is complete and the Company is leasing the constructed asset) that currently do not qualify for sale accounting; and (3) the derecognition of existing assets and liabilities for certain assets under construction in build-to-suit lease arrangements that the Company will lease when construction is complete. The Company does not expect a significant change in our leasing activity between now and adoption.  The Company expects to elect all of the standard’s available practical expedients on adoption. However, the Company has not quantified the effects of these expected changes from the new standard.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. On July 9, 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. The new standard is effective for the Company on January 1, 2018. Companies may elect to adopt this application as of the original effective date for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The standard permits the use of either a retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements including the Company’s Exhibitor’s Services Agreement with NCM, its customer frequency program, gift card and exchange ticket income and other ancilliary or contractual revenues. The Company believes its Exhibitor’s Services Agreement with NCM includes a significant financing component and expects that as a result advertising revenues will increase significantly with a similar offsetting increase in interest expense. The Company has selected the cumulative effect transition method, and expects to adopt in the first quarter of 2018.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating this new guidance to determine the impact it will have on its consolidated financial statements.

NOTE 2 – ACQUISITIONS

Odeon and UCI Cinemas Holdings Limited.

On November 30, 2016, the Company completed the acquisition of Odeon and UCI Cinemas Holdings Limited. (“Odeon”) for £510,423,000 ($637,073,000) comprised of cash of £384,847,000 ($480,338,000) and 4,536,466 shares of the Company’s Class A common stock with a fair value of £125,576,000 ($156,735,000) based on a closing share price of $34.55 per share on November 29, 2016. The amounts set forth above are based on a GBP/USD exchange rate of approximately 1.25 on November 30, 2016. Odeon operates 244 theatres and 2,243 screens in four major markets: United Kingdom, Spain, Italy, and Germany; and three smaller markets: Austria, Portugal and Ireland.

The acquisition is being treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management’s judgment after evaluating several factors, including a preliminary valuation assessment. Because the values assigned to assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Annual Report on Form 10-K, amounts may be adjusted during the measurement period of up to twelve months from the date of acquisition as further information becomes available. Any changes in the fair values of assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. The allocation of purchase price is preliminary and subject to changes as an appraisal of tangible and intangible assets and liabilities including working capital are finalized, purchase price adjustments are completed and additional information regarding the tax bases of assets and liabilities at the acquisition date becomes available. The following is a summary of a preliminary allocation of the purchase price:

(In thousands)	Total

Cash	$41,605
Receivables	26,159
Other current assets	58,120
Property (1)	755,910
Intangible assets (2)	112,111
Goodwill (3)	898,627
Deferred tax asset	18,704
Other long-term assets	29,562
Accounts payable	(78,916)
Accrued expenses and other liabilities	(118,202)
Deferred revenues and income	(20,415)
9% Senior Secured Note GBP due 2018	(382,864)
4.93% Senior Secured Note EUR due 2018	(213,714)
Capital lease and financing lease obligations (5)	(365,264)
Deferred tax liability	(21,298)
Other long-term liabilities (4)	(103,052)
Total estimated purchase price	$637,073

(1)	Amounts recorded for property include land, buildings, capital lease assets, leasehold improvements, furniture, fixtures and equipment.

(2)	Amounts recorded for intangible assets include favorable leases, management agreements and a trade name. See Note 4 - Goodwill and Intangible Assets for additional information.

(3)	Amounts recorded for goodwill are not expected to be deductible for tax purposes.

(4)	Amounts recorded for other long-term liabilities include unfavorable leases of $48,300,000.

(5)	Including current portion of $26,549,000.

The preliminary fair value measurement of tangible and intangible assets and liabilities were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows, appraisals, and market comparables that the Company is still reviewing.

During the year ended December 31, 2016, the Company incurred acquisition-related costs for Odeon of approximately $20,892,000, which were included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations.

Carmike Cinemas, Inc.

On December 21, 2016, the Company completed the acquisition of Carmike Cinemas, Inc. (“Carmike”) for $858,240,000 comprised of cash of $584,291,000 and 8,189,808 shares of the Company’s Class A common stock with a fair value of $273,949,000 (based on a closing share price of $33.45 per share on December 20, 2016). The Company also assumed debt of $230,000,000 aggregate principal amount of 6.00% Senior Secured Notes due June 15, 2023 (the “Senior Secured Notes due 2023”). Carmike operates 271 theatres and 2,923 screens located in 41 states.

The acquisition is being treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management’s judgment after evaluating several factors, including a preliminary valuation assessment. Because the values assigned to assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Annual Report on Form 10-K, amounts may be adjusted during the measurement period of up to twelve months from the date of acquisition as further information becomes available. Any changes in the fair values of assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. The allocation of purchase price is preliminary and subject to changes as an appraisal of tangible and intangible assets and liabilities including working capital are finalized, purchase price adjustments are completed and additional information regarding the tax bases of assets and liabilities at the acquisition date becomes available. The following is a summary of a preliminary allocation of the purchase price:

(In thousands)	Total

Cash	$86,493
Receivables	12,268
Other current assets	14,248
Property (1)	719,642
Intangible assets (2)	25,876
Goodwill (3)	624,803
Other long-term assets	19,423
Accounts payable	(36,946)
Accrued expenses and other liabilities	(53,030)
Deferred revenues and income	(19,944)
Deferred tax liability	(19,535)
6% Senior Secured Notes due 2023	(242,075)
Capital and financing lease obligations (5)	(221,956)
Other long-term liabilities (4)	(51,027)
Total estimated purchase price	$858,240

(1)

Amounts recorded for property includes land, buildings, capital lease assets, leasehold improvements, furniture, fixtures and equipment. Amounts include $17,238,000 classified as available for sale in other current assets in the Company’s Consolidated Balance Sheets.

(2)	Amounts recorded for intangible assets include favorable lease and trade name. See Note 4 - Goodwill and Intangible Assets for additional information.

(3)	Amounts recorded for goodwill are not expected to be deductible for tax purposes.

(4)	Amounts recorded for other long-term liabilities include unfavorable leases of $50,379,000.

(5)	Including current portion of $30,365,000.

The preliminary fair value measurement of tangible and intangible assets and liabilities were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows, appraisals, and market comparables that the Company is still reviewing.

During the year ended December 31, 2016, the Company incurred acquisition-related costs for Carmike of approximately $25,350,000, which were included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations.

Department of Justice Final Judgment -  In connection with the acquisition of Carmike the Company entered into a Final Judgment with the United States Department of Justice (“DOJ”) on March  7, 2017, pursuant to which the Company agreed to take certain actions to enable it to complete its acquisition of Carmike, including divest 17 movie theatres (and certain related assets) in the 15 local markets where the Company and Carmike are direct competitors to one or more acquirers acceptable to the DOJ; establish firewalls to ensure the Company does not obtain National Cinemedia, LLC’s (“NCM”), Screenvision’s or other exhibitors competitively sensitive information; relinquish seats on NCM’s board of directors and all other NCM governance rights; and transfer 24 theatres comprising 384 screens (which represent less than 2% of NCM’s total network) to the Screenvision network. This includes five Carmike theatres that implemented the Screenvision network prior to completion of the Carmike acquisition, an AMC theatre required to extended its existing term with the Screenvision network, and an AMC theatre that was also included in the divestitures.

The settlement agreement also requires the Company to divest the majority of its equity interests in National Cinemedia, Inc. (“NCMI”) and NCM LLC (so that by June 20, 2019, it owns no more than 4.99% of NCM’s outstanding equity interests per the following schedule: (i) on or before December 20, 2017, AMC must own no more than 15% of NCM’s outstanding equity interests; (ii) on or before December 20, 2018, AMC must own no more than 7.5% of NCM’s outstanding equity interests; and (iii) on or before June 20, 2019, AMC must own no more than 4.99% of NCM’s outstanding equity interests. In addition, in accordance with the terms of the settlement, effective December 20, 2016, Craig R. Ramsey, executive vice president and Chief Financial Officer of the Company, resigned his position as a member of the Board of Directors of National CineMedia, Inc.

NCM Agreement

On March 9, 2017, the Company reached an agreement with NCM to implement the requirements of the final judgment entered in connection with the DOJ approval of the Carmike transaction. Pursuant to the agreement, The Company will receive approximately 18,400,000 NCM common units related to annual attendance at the Carmike theatres. Because the Carmike theatres were subject to a pre-existing agreement with a third party and will not receive advertising services from NCM, the Company will be obligated to make quarterly payments to NCM reflecting the estimated value of the advertising services at the Carmike theatres as if NCM had provided such services. The quarterly payments will continue until the earlier of (i) the date the theatres are transferred to the NCM network or (ii) expiration of the Exhibitors Services Agreement (“ESA”) with NCM. All calculations will be made pursuant to the terms of the existing ESA and Common Unit Adjustment Agreement with NCM. With regard to the existing AMC theatres on the NCM network that are required under the final judgment to be transferred to another advertising provider, the Company will return approximately 2,850,000 NCM common units to NCM, calculated under the Common Unit Adjustment Agreement as if such theatres had been disposed of on March 3, 2017. The Company is not obligated to make quarterly payments with respect to the transferred theatres. In addition, the Company will return 1,800,000 additional NCM common units (valued at approximately $25,000,000) in exchange for a waiver of exclusivity by NCM as to the required transferred theatres for the term of the final judgment, which is expected to be expensed as General and administrative: Merger, acquisition and transaction costs when the common units are returned to NCM. As a result of the agreement, the Company will receive approximately 13,750,000 net additional NCM common units, valued at approximately $175,038,000 based on the market price of NCM, Inc. stock on March 8, 2017. Due to the structure of the transactions, the Company will no longer anticipate recognizing taxable gain upon the receipt of the new NCM common units. The Company has also agreed to reimburse NCM up to $1,000,000 for expenses related to the negotiation of this agreement.

Pro Forma Results of Operations (Unaudited)

The following selected comparative unaudited pro forma results of operation information for the years ended December 31, 2016 and December 31, 2015 assumes that the Odeon and Carmike acquisitions occurred at the beginning of 2015, and reflects the full results of operations for the years presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Carmike and Odeon to reflect the preliminary fair value adjustments to property and equipment and financing obligations. The pro forma financial information presented includes the effects of adjustments related to preliminary values assigned to long-lived assets, including depreciation charges from acquired property and equipment, interest expense and incremental shares issued from financing the acquisitions and the related income tax effects and the elimination of Carmike and AMC historical revenues and expenses for theatres in markets that must be divested as discussed above.

	Pro Forma Year Ended
	December 31,
(In thousands)	2016	2015
Revenues	$4,914,920	$4,837,057
Operating income	$280,913	$347,474
Net earnings (loss)	$(14,587)	$138,705
Income (loss) per share:
Basic	$(0.13)	$1.25
Diluted	$(0.13)	$1.25

Starplex Cinemas

In December 2015, the Company completed the acquisition of SMH Theatres, Inc. (“Starplex Cinemas”) for cash. The purchase price for Starplex Cinemas was $172,172,000, net of cash acquired, and was subject to working capital and other purchase price adjustments as described in the stock purchase agreement. Starplex Cinemas operates 33 theatres with 346 screens in small and mid-size markets in 12 states, which further complements the Company’s U.S. markets segment. The Company expects to realize synergies and cost savings related to this acquisition as a result of purchasing and procurement economies of scale and general and administrative expense savings, particularly with respect to the consolidation of corporate related functions and elimination of redundancies.

The acquisition was treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price was based on management’s judgment after evaluating several factors, including the valuation assessment. The Company finalized the appraisals for both tangible and intangible assets and liabilities during the fourth quarter of calendar 2016. The following is a summary of the allocation of the purchase price:

(In thousands)	December 31, 2015	Changes	December 31, 2016
Cash	$2,119	$400	$2,519
Receivables	2,001	(140)	1,861
Other current assets	4,806	(177)	4,629
Property (1)	50,810	(8,702)	42,108
Intangible assets (2)	21,080	—	21,080
Goodwill (3)	116,891	13,260	130,151
Other long-term assets	290	—	290
Accounts payable	(4,211)	—	(4,211)
Accrued expenses and other liabilities	(4,689)	(466)	(5,155)
Deferred revenues and income	(2,295)	(172)	(2,467)
Deferred tax liability	(10,610)	(714)	(11,324)
Other long-term liabilities (4)	(1,220)	(3,570)	(4,790)
Total purchase price	$174,972	$(281)	$174,691

(1)	Amounts recorded for property includes land, buildings, leasehold improvements, furniture, fixtures and equipment.

(2)	Amounts recorded for intangible assets includes favorable leases, a non-compete agreement and trade name.

(3)	Amounts recorded for goodwill are generally not expected to be deductible for tax purposes.

(4)	Amounts recorded for other long-term liabilities consist of two unfavorable leases.

The fair value measurement of tangible and intangible assets and liabilities were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows, appraisals, and market comparables.

During the years ended December 31, 2016 and December 31, 2015, the Company incurred acquisition-related costs for Starplex Cinemas of approximately $1,503,000 and $1,534,000, which were included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations. The Company’s operating results for the year ended December 31, 2015 were not materially impacted by this acquisition and, therefore, pro forma financial information has not been presented.

In connection with the acquisition of Starplex Cinemas, the Company classified two Starplex Cinemas theatres with 22 screens as held for sale during the year ended December 31, 2015, that were divested in January 2016 as required by the Antitrust Division of the United States Department of Justice. Assets held for sale of approximately $5,390,000 were classified as other current assets in the Company’s Consolidated Balance Sheets.

NOTE 3 – PROPERTY

A summary of property is as follows:

(In thousands)	December 31, 2016	December 31, 2015
Property owned:
Land	$147,678	$47,899
Buildings and improvements	987,184	217,885
Leasehold improvements	1,074,115	775,322
Furniture, fixtures and equipment	1,498,933	929,543
	3,707,910	1,970,649
Less: accumulated depreciation and amortization	786,084	578,687
	2,921,826	1,391,962

Property leased under capital leases:
Building and improvements	120,238	14,381
Less: accumulated depreciation and amortization	6,205	4,415
	114,033	9,966
	$3,035,859	$1,401,928

Property is recorded at cost or fair value, in the case of property resulting from acquisitions. The Company uses the straight-line method in computing depreciation and amortization for financial reporting purposes. The estimated useful lives for leasehold improvements and buildings subject to a ground lease reflect the shorter of the expected useful lives of the assets or the base terms of the corresponding lease agreements plus renewal options expected to be exercised for these leases for assets placed in service subsequent to the lease inception. The estimated useful lives are as follows:

Buildings and improvements	5 to 45 years
Leasehold improvements	1 to 20 years
Furniture, fixtures and equipment	1 to 11 years

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

Depreciation expense was $239,944,000, $210,326,000 and $194,930,000, for the year ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively.

NOTE 4 –  GOODWILL AND INTANGIBLE ASSETS

Activity of goodwill is presented below:

	U.S.	International
(In thousands)	Markets	Markets	Total
Balance as of December 31, 2014	$2,289,800	$—	$2,289,800
Acquisition of Starplex Cinemas	116,891	—	116,891
Balance as of December 31, 2015	2,406,691	—	2,406,691
Acquisition of Odeon Cinemas	—	898,627	898,627
Acquisition of Carmike Cinemas	624,803	—	624,803
Adjustments to Starplex Cinemas	13,260	—	13,260
Currency translation adjustment	—	(10,421)	(10,421)
Balance as of December 31, 2016	$3,044,754	$888,206	$3,932,960

Detail of other intangible assets is presented below:

		December 31, 2016		December 31, 2015
		Gross		Gross
	Remaining	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Useful Life	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Favorable leases	1 to 42 years	$198,145	$(27,849)	$122,831	$(20,592)
Management contracts and franchise rights	1 to 9 years	5,771	(3,150)	4,540	(2,399)
Non-compete agreement	4 years	2,600	(535)	2,300	—
Starplex trade name	10 years	7,900	(198)	—
Carmike trade name	7 years	10,000	(62)	—	—
NCM tax receivable agreement	20 years	20,900	(3,639)	20,900	(2,804)
Total, amortizable		$245,316	$(35,433)	$150,571	$(25,795)
Unamortized Intangible Assets:
AMC trademark		$104,400		$104,400
Starplex trade name		—		8,200
Odeon trade names		50,859		—
Total, unamortizable		$155,259		$112,600

Amortization expense associated with the intangible assets noted above is as follows:

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
(In thousands)	2016	2015	2014
Recorded amortization	$9,642	$8,380	$8,804

Estimated annual amortization for the next five calendar years for intangible assets is projected below:

(In thousands)	2017	2018	2019	2020	2021
Projected annual amortization	$17,283	$16,576	$14,876	$13,991	$12,940

Additional information for Odeon amortizable intangible assets acquired on November 30, 2016 is presented below:

	Weighted Average	Gross
(In thousands)	Amortization Period	Carrying Amount
Odeon Acquired Intangible Assets:
Amortizable Intangible Assets:
Favorable leases	18.3 years	$59,438
Management contracts	7.4 years	1,195
Total, amortizable	18.1 years	$60,633

Additional information for Carmike intangible assets acquired on December 21, 2016 is presented below:

	Weighted Average	Gross
(In thousands)	Amortization Period	Carrying Amount
Carmike Acquired Intangible Assets:
Amortizable Intangible Assets:
Favorable leases	17.2 years	$15,876
Carmike trade name	7 years	10,000
Total, amortizable	13.3 years	$25,876

NOTE 5 –  INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the Consolidated Balance Sheets in other long-term assets. Investments in non-consolidated affiliates as of December 31, 2016, include interests in NCM of 17.40%, DCIP of 29%, DCDC of 14.6%, Open Road Films of 50%, AC JV, owner of Fathom Events, of 32%, SV Holdco, owner of Screenvision, 16.8% and DCM of 50.0%. The Company also has partnership interests in five U.S. motion picture theatres and one IMAX® screen of 50% (“Theatre Partnerships”). Indebtedness held by equity method investees is non-recourse to the Company.

At December 31, 2016, the Company’s recorded investments are less than its proportional ownership of the underlying equity in these entities by approximately $15,022,000, excluding NCM and Open Road Films.

Amounts payable to Theatre Partnerships were $1,796,000 and $2,897,000 as of December 31, 2016 and December 31, 2015, respectively.

RealD Inc. Common Stock

The Company sold all of its 1,222,780 shares in RealD Inc. during the year ended December 31, 2016 and recognized a gain on sale of $3,008,000.

NCM Transactions

On March 29, 2005, the Company along with Regal combined their screen advertising operations to form NCM. On July 15, 2005, Cinemark joined the NCM joint venture by contributing its screen advertising business. The Company, Regal and Cinemark are the “Founding Members” of NCM. On February 13, 2007, National CineMedia, Inc. (“NCM, Inc.”), a newly formed entity that now serves as the sole manager of NCM, closed its initial public offering, or IPO, of 42,000,000 shares of its common stock at a price of $21.00 per share.

As of December 31, 2016, the Company owns a 17.40% interest in NCM. The Company accounts for its investment following the equity method. All of the Company’s NCM membership units are redeemable for, at the option of NCM, Inc., cash or shares of common stock of NCM, Inc. on a share-for-share basis. In December 2015, the Company elected to exchange 200,000 NCM membership units for 200,000 common shares of NCM, Inc. No gain or loss was recorded on the exchange and the common stock investment in NCM, Inc. follows the equity method of accounting. The fair value of the 23,862,988 units in National CineMedia, LLC and the 200,000 shares of NCM, Inc. was approximately $354,448,000 based on a price for shares of NCM, Inc. on December 31, 2016 of $14.73 per share.

Department of Justice Final Judgment -  In connection with the acquisition of Carmike the Company entered into a Final Judgment with the United States Department of Justice (“DOJ”) on March 7, 2017, pursuant to which the Company agreed to take certain actions to enable it to complete its acquisition of Carmike. The settlement agreement requires the Company to divest the majority of its equity interests in National Cinemedia, Inc. (“NCMI”) and NCM LLC (so that by June 20, 2019, it owns no more than 4.99% of NCM’s outstanding equity interests per the following schedule: (i) on or before December 20, 2017, AMC must own no more than 15% of NCM’s outstanding equity interests; (ii) on or before December 20, 2018, AMC must own no more than 7.5% of NCM’s outstanding equity interests; and (iii) on or before June 20, 2019, AMC must own no more than 4.99% of NCM’s outstanding equity interests. In addition, in accordance with the terms of the settlement, effective December 20, 2016, Craig R. Ramsey, executive vice president and Chief Financial Officer of the Company, resigned his position as a member of the Board of Directors of National CineMedia, Inc. As a result of this agreement, the Company has reclassified $44,577,000 of carrying value of its investment in NCM as available for sale in other current assets.

NCM Agreement

On March 9, 2017, the Company reached an agreement with NCM to implement the requirements of the final judgment entered in connection with the DOJ approval of the Carmike transaction. Pursuant to the agreement, The Company will receive approximately 18,400,000 NCM common units related to annual attendance at the Carmike theatres. Because the Carmike theatres were subject to a pre-existing agreement with a third party and will not receive advertising services from NCM, the Company will be obligated to make quarterly payments to NCM reflecting the estimated value of the advertising services at the Carmike theatres as if NCM had provided such services. The quarterly payments will continue until the earlier of (i) the date the theatres are transferred to the NCM network or (ii) expiration of the ESA with NCM. All calculations will be made pursuant to the terms of the existing ESA and Common Unit Adjustment Agreement with NCM. With regard to the existing AMC theatres on the NCM network that are required under the final judgment to be transferred to another advertising provider, the Company will return approximately 2,850,000 NCM common units to NCM, calculated under the Common Unit Adjustment Agreement as if such theatres had been disposed of on March 3, 2017. The Company is not obligated to make quarterly payments with respect to the transferred theatres. In addition, the Company will return 1,800,000 additional NCM common units (valued at approximately $25,000,000) in exchange for a waiver of exclusivity by NCM as to the required transferred theatres for the term of the final judgment, which is expected to be expensed as General and administrative: Merger, acquisition and transaction costs when the common units are returned to NCM. As a result of the agreement, the Company will receive approximately 13,750,000 net additional NCM common units, valued at approximately $175,038,000 based on the market price of NCM, Inc. stock on March 8, 2017. Due to the structure of the transactions, the Company will no longer anticipate recognizing taxable gain upon the receipt of the new NCM common units. The Company has also agreed to reimburse NCM up to $1,000,000 for expenses related to the negotiation of this agreement.

Pursuant to the Company’s Common Unit Adjustment Agreement, from time to time common units of NCM held by the Founding Members will be adjusted up or down through a formula (“Common Unit Adjustment”), primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each Founding Member. The common unit adjustment is computed annually, except that an earlier common unit adjustment will occur for a Founding Member if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent common unit adjustment, will cause a change of 2% or more in the total annual attendance of all of the Founding Members. In the event that a common unit adjustment is determined to be a negative number, the Founding Member shall cause, at its election, either (a) the transfer and surrender to NCM of a number of common units equal to all or part of such Founding Member’s common unit adjustment or (b) pay to NCM an amount equal to such Founding Member’s common unit adjustment calculated in accordance with the Common Unit Adjustment Agreement.

In March 2013, the Company received 1,728,988 common membership units of NCM from the annual Common Unit Adjustment, primarily due to the increase in screens from the Rave theatre acquisitions in December 2012. The Company recorded the additional units received at a fair value of $26,315,000, based on a price for shares of NCM, Inc. on March 14, 2013, of $15.22 per share, and as a new investment (Tranche 2 Investment), with an offsetting adjustment to the Exhibitor Services Agreement (“ESA”) to be amortized to revenues over the remaining term of the ESA following the units-of-revenue method. The Rave theatre screens were under a contract with another screen advertising provider and the Company will continue to receive its share of the advertising revenues. During the remainder of the Rave screen contract, the Company will pay a screen integration fee to NCM in an amount that approximates the EBITDA that NCM would have generated if it had been able to sell advertising on the Rave theatre screens. In March 2014, the Company received 141,731 membership units recorded at a fair value of $2,137,000 ($15.08 per unit), and in March 2015, the

Company received 469,163 membership units recorded at a fair value of $6,812,000 ($14.52 per unit). In December 2015, the Company received 4,399,324 membership units recorded at a fair value of $69,289,000 ($15.75 per unit), primarily due to the increase in screens from the Starplex Cinemas acquisition in December 2015.

The NCM, Inc. IPO and related transactions have the effect of reducing the amounts NCM, Inc. would otherwise pay in the future to various tax authorities as a result of an increase in its proportionate share of tax basis in NCM’s tangible and intangible assets. On the IPO date, NCM, Inc. and the Founding Members entered into a tax receivable agreement. Under the terms of this agreement, NCM, Inc. will make cash payments to the Founding Members in amounts equal to 90% of NCM, Inc.’s actual tax benefit realized from the tax amortization of the NCM intangible assets. For purposes of the tax receivable agreement, cash savings in income and franchise tax will be computed by comparing NCM, Inc.’s actual income and franchise tax liability to the amount of such taxes that NCM, Inc. would have been required to pay had there been no increase in NCM, Inc.’s proportionate share of tax basis in NCM’s tangible and intangible assets and had the tax receivable agreement not been entered into. The tax receivable agreement shall generally apply to NCM, Inc.’s taxable years up to and including the 30th anniversary date of the NCM, Inc. IPO and related transactions. As a result of Wanda acquiring Holdings on August 30, 2012, the Company recorded an intangible asset of $20,900,000 as the fair value of the tax receivable agreement. The tax receivable agreement intangible asset is amortized on a straight-line basis against investment income over the remaining life of the ESA. Cash receipts from NCM, Inc. for the tax receivable agreement are recorded to the investment expense (income) account.

During the years ended December 31, 2016, December 31, 2015, and December 31, 2014, payments received of $7,789,000,  $6,555,000, and $8,730,000, respectively, related to the NCM tax receivable agreement were recorded in investment expense (income), net of related amortization for the NCM tax receivable agreement intangible asset.

The Company’s recorded investment in NCM exceeds its proportional ownership in the equity of NCM by approximately $731,374,000 as of December 31, 2016.

The Company recorded the following related party transactions with NCM:

	As of	As of
(In thousands)	December 31, 2016	December 31, 2015
Due from NCM for on-screen advertising revenue	$2,592	$2,406
Due to NCM for Exhibitor Services Agreement	1,371	1,226
Promissory note payable to NCM	4,166	5,555

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
(In thousands)	2016	2015	2014
Net NCM screen advertising revenues	$40,965	$35,893	$34,523
NCM beverage advertising expense	5,971	8,256	12,226

SV Holdco. (“Screenvision”)

The Company acquired its investment in SV Holdco on December 21, 2016 in connection with the acquisition of Carmike. SV Holdco is a holding company that owns and operates the Screenvision advertising business through a subsidiary entity. SV Holdco has elected to be taxed as a partnership for U.S. federal income tax purposes.

As of December 31, 2016, the Company held Class C and Class A membership units representing 16.1% and 0.7%, respectively, of the total issued and outstanding membership units of SV Holdco. As of December 31, 2016, the carrying value of the Company’s ownership interest in Screenvision is $11,291,000. For book purposes, the Company has accounted for its investment in SV Holdco, a limited liability company for which separate accounts of each investor are maintained, as an equity method investment pursuant to ASC 970-323-25-6.

The Company’s Class C membership units are intended to be treated as a “profits interest” in SV Holdco for U.S. federal income tax purposes and thus do not give the Company an interest in the other members’ initial or subsequent capital contributions. As a profits interest, the Company’s Class C membership units are designed to represent an equity interest in SV Holdco’s future profits and appreciation in assets beyond a defined threshold amount, which equaled $85,000,000 as of October 14, 2010. The $85,000,000 threshold amount represented the agreed upon value of initial capital contributions made by the members to SV Holdco and is subject to adjustment to account for future capital contributions made to SV Holdco. Accordingly, the threshold amount applicable to the Company’s Class C membership units equaled $68,075,000 as of December 31, 2016 .

The Company will also receive additional Class C membership units (“bonus units”), all of which will be subject to forfeiture, or may forfeit some of its initial Class C membership units, based upon changes in the Company’s future theatre and screen count. However, the Company will not forfeit more than 25% of the Class C membership units it acquired in December 2016, and the Company will not receive bonus units in excess of 33% of the Class C membership units it acquired in December 2016. Any bonus units and the initial Class C membership units subject to forfeiture will each become non-forfeitable on the Expiration Date, or upon the earlier occurrence of certain events, including (1) a change of control or liquidation of SV Holdco or (2) the consummation of an initial public offering of securities of SV Holdco. The Company’s Class C units in SV Holdco, LLC that are subject to forfeiture, and any bonus units that may be awarded in future periods, will not be recognized in its consolidated financial statements until such units become non-forfeitable. Upon recognition, the Company will record its investment in any additional Class C and bonus units and will recognize revenue equal to the then estimated fair value of such units. The non-forfeitable ownership interest in SV Holdco was recorded at an estimated fair value of $9,797,000 for Class C units and $1,156,000 for Class A units based on Level 3 fair value. The Company has applied the equity method of accounting for the non-forfeitable units and began recording the related percentage of the earnings or losses of SV Holdco in its consolidated statement of operations since December 21, 2016. The Company’s non-forfeitable Class C and Class A membership units represented 16.8 % of the total issued and outstanding membership units of SV Holdco as of December 31, 2016.

DCM

The Company acquired its investment in DCM on November 30, 2016 in connection with the acquisition of Odeon. The Company receives advertising services from DCM for its Odeon theatres in International markets through a joint venture in which it has a 50% ownership interest. As of December 31, 2016, the Company recorded revenue and a  receivable due from DCM of $3,473,000 for cinema advertising.

DCIP Transactions

The Company will make capital contributions to DCIP for projector and installation costs in excess of an agreed upon cap. The Company pays equipment rent monthly and records the equipment rental expense on a straight-line basis over 12 years.

The Company recorded the following related party transactions with DCIP:

	As of	As of
(In thousands)	December 31, 2016	December 31, 2015
Due from DCIP for equipment and warranty purchases	$2,073	$1,460
Deferred rent liability for digital projectors	8,419	8,725

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
(In thousands)	2016	2015	2014
Operating expense:
Digital equipment rental expense	$4,992	$4,963	$6,639

Open Road Films Transactions

Open Road Films was launched by the Company and Regal in March 2011, as an acquisition-based domestic theatrical distribution company that concentrates on wide-release movies. Open Road titles are also distributed in the pay-TV and home entertainment markets.

For the year ended December 31, 2016, the Company continued to suspend equity method accounting for its investment in Open Road Films as the investment in Open Road Films reached the Company’s remaining capital commitment. The Company’s share of cumulative losses from Open Road Films in excess of the Company’s capital commitment was $(43,722,000) as of December 31, 2016. The Company’s recorded investment in Open Road Films exceeds its proportional ownership in the equity of Open Road Films by approximately $(49,140,000) as of December 31, 2016. The Company has no remaining commitment to invest, in the event additional capital is required.

The Company recorded the following related party transactions with Open Road Films:

	As of	As of
(In thousands)	December 31, 2016	December 31, 2015
Due from Open Road Films	$4,813	$2,472
Film rent payable to Open Road Films	74	1,061

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
(In thousands)	2016	2015	2014
Film exhibition costs:
Gross film exhibition cost on Open Road Films	$8,157	$6,380	$13,300

AC JV Transactions

On December 26, 2013, the Company amended and restated its existing Exhibitor Services Agreement (“ESA”) with NCM in connection with the spin-off by NCM of its Fathom Events business to AC JV, a newly-formed company owned 32% by each of the Founding Members and 4% by NCM. In consideration for the spin-off, NCM received a total of $25,000,000 in promissory notes from its Founding Members (approximately $8,333,000 from each Founding Member). Interest on the promissory note is at a fixed rate of 5% per annum, compounded annually. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. Cinemark and Regal also amended and restated their respective ESAs with NCM in connection with the spin-off. The ESAs were modified to remove those provisions addressing the rights and obligations related to digital programing services of the Fathom Events business. Those provisions are now contained in the Amended and Restated Digital Programming Exhibitor Services Agreements (the “Digital ESAs”) that were entered into on December 26, 2013 by NCM and each of the Founding Members. These Digital ESAs were then assigned by NCM to AC JV as part of the Fathom spin-off. There were no significant operations from the closing date until December 31, 2013.

The Company recorded the following related party transactions with AC JV:

	As of	As of
(In thousands)	December 31, 2016	December 31, 2015
Due from AC JV	$42	$109
Due to AC JV for Fathom Events programming	642	445

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
(In thousands)	2016	2015	2014
Film exhibition costs:
Gross exhibition cost on Fathom Events programming	$8,026	$8,511	$6,898

Summary Financial Information

Investments in non-consolidated affiliates accounted for under the equity method as of December 31, 2016, include interests in NCM, SV Holdco, DCM, DCIP, Open Road Films, AC JV, DCDC, two U.S. motion picture theatres and one IMAX® screen, and other immaterial investments.

	December 31, 2016
(In thousands)	NCM	DCIP	Other	Total
Current assets	$180,900	$45,127	$182,643	$408,670
Noncurrent assets	607,600	858,607	187,728	1,653,935
Total assets	788,500	903,734	370,371	2,062,605
Current liabilities	121,100	44,811	144,492	310,403
Noncurrent liabilities	924,300	461,563	201,095	1,586,958
Total liabilities	1,045,400	506,374	345,587	1,897,361
Stockholders’ equity (deficit)	(256,900)	397,360	24,784	165,244
Liabilities and stockholders’ equity (deficit)	788,500	903,734	370,371	2,062,605
The Company’s recorded investment (1)	$323,950	$106,185	$30,927	$461,062

Condensed financial information of the Company’s non-consolidated equity method investments is shown below and amounts are presented under Generally Accepted Accounting Principles:

	December 31, 2015
(In thousands)	NCM	DCIP	Other	Total
Current assets	$159,500	$48,833	$68,004	$276,337
Noncurrent assets	612,500	952,135	103,331	1,667,966
Total assets	772,000	1,000,968	171,335	1,944,303
Current liabilities	113,100	32,533	73,745	219,378
Noncurrent liabilities	925,400	638,870	95,916	1,660,186
Total liabilities	1,038,500	671,403	169,661	1,879,564
Stockholders’ equity (deficit)	(266,500)	329,565	1,674	64,739
Liabilities and stockholders’ equity (deficit)	772,000	1,000,968	171,335	1,944,303
The Company’s recorded investment (1)	$327,471	$85,710	$6,491	$419,672

(1)

Certain differences in the Company’s recorded investments, and its proportional ownership share resulting from the acquisition of Holdings by Wanda on August 30, 2012, where the investments were recorded at fair value, are amortized to equity in (earnings) losses of non-consolidated entities over the estimated useful lives of the underlying assets and liabilities. Other non-amortizing differences are considered to represent goodwill and are evaluated for impairment annually.

Condensed financial information of the Company’s non-consolidated equity method investments is shown below and amounts are presented under U.S. GAAP for the periods of ownership by the Company:

	Year Ended December 31, 2016
(In thousands)	NCM	DCIP	Other	Total
Revenues	$447,600	$178,837	$494,691	$1,121,128
Operating costs and expenses	338,300	89,685	533,753	961,738
Net earnings (loss)	$109,300	$89,152	$(39,062)	$159,390

	Year Ended December 31, 2015
(In thousands)	NCM	DCIP	Other	Total
Revenues	$446,500	$172,256	$203,235	$821,991
Operating costs and expenses	359,000	93,001	227,236	679,237
Net earnings (loss)	$87,500	$79,255	$(24,001)	$142,754

	Year Ended December 31, 2014
(In thousands)	NCM	DCIP	Other	Total
Revenues	$394,000	$170,724	$244,363	$809,087
Operating costs and expenses	297,700	109,430	254,343	661,473
Net earnings (loss)	$96,300	$61,294	$(9,980)	$147,614

The components of the Company’s recorded equity in earnings (losses) of non-consolidated entities are as follows:

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
(In thousands)	2016	2015	2014
National CineMedia, LLC	$17,593	$11,194	$11,311
Digital Cinema Implementation Partners, LLC	27,447	24,522	20,929
Other	2,678	1,415	(5,625)
The Company’s recorded equity in earnings	$47,718	$37,131	$26,615

The Company recorded the following changes in the carrying amount of its investment in NCM and equity in earnings of NCM during the years ended December 31, 2016, December 31, 2015, and December 31, 2014:

		Exhibitor	Other		Equity in
	Investment	Services	Comprehensive	Cash	(Earnings)	Advertising
(In thousands)	in NCM(1)	Agreement(2)	(Income)	Received	Losses	(Revenue)
Ending balance at December 31, 2013	$272,407	$(329,913)	$(2,282)	$27,453	$(23,196)	$(14,556)
Receipt of common units	2,137	(2,137)	—	—	—	—
Adjust carrying value of AC JV, LLC(3)	—	—	—	—	—	—
Receipt of excess cash distributions	(21,514)	—	—	21,514	—	—
Amortization of ESA	—	15,235	—	—	—	(15,235)
Unrealized gain from cash flow hedge	1,498	—	(1,498)	—	—	—
Equity in earnings (4)	14,446	—	—	—	(14,446)	—
Equity in loss from amortization of basis difference (3)	(3,135)	—	—	—	3,135	—
Ending balance at December 31, 2014	$265,839	$(316,815)	$(3,780)	$21,514	$(11,311)	$(15,235)
Receipt of common units	76,101	(76,101)	—	—	—	—
Exchange of common units	(3,156)	—	—	—	—	—
Receipt of excess cash distributions	(22,741)	—	—	22,741	—	—
Amortization of ESA	—	15,317	—	—	—	(15,317)
Unrealized gain from cash flow hedge	234	—	(234)	—	—	—
Equity in earnings (4)	14,435	—	—	—	(14,435)	—
Equity in loss from amortization of basis difference (3)	(3,241)	—	—	—	3,241	—
Ending balance at December 31, 2015	$327,471	$(377,599)	$(4,014)	$22,741	$(11,194)	$(15,317)
Exchange of common units	408	—	—	—	—	—
Receipt of excess cash distributions	(21,522)	—	—	21,522	—	—
Amortization of ESA	—	18,355	—	—	—	(18,355)
Equity in earnings (4)	19,007	—	—	—	(19,007)	—
Equity in loss from amortization of basis difference (3)	(1,414)	—	—	—	1,414	—
Ending balance at December 31, 2016	$323,950	$(359,244)	$(4,014)	$21,522	$(17,593)	$(18,355)

(1)	The following table represents AMC’s investment in common membership units including units received under the Common Unit Adjustment Agreement dated as of February 13, 2007:

	Common
	Membership Units
	Tranche 1	Tranche 2 (a)
Beginning balance at December 31, 2012	17,323,782	—
Additional units received in March 31, 2013	—	1,728,988
Additional units received in March 31, 2014	—	141,731
Additional units received in March 31, 2015	—	469,163
Additional units received in December 31, 2015	—	4,399,324
Units exchanged for NCM, Inc. shares in December 2015	—	(200,000)
Ending balance at December 31, 2016	17,323,782	6,539,206

(a)The additional units received in March 2013, March 2014, March 2015, and December 2015 were measured at fair value (Level 1) using NCM, Inc.’s stock price of $15.22,  $15.08,  $14.52, and $15.75 respectively.

(2)

Represents the unamortized portion of the ESA with NCM. Such amounts are being amortized to other theatre revenues over the remainder of the 30 year term of the ESA ending in 2036, using a units-of-revenue method, as described in ASC 470-10-35 (formerly EITF 88-18, Sales of Future Revenues).

(3)

Certain differences between the Company’s carrying value and the Company’s share of NCM’s membership equity have been identified and are amortized to equity in (earnings) losses in non-consolidated entities over the respective lives of the assets and liabilities.

(4)

On December 26, 2013, NCM spun-off its Fathom Events business to a newly formed limited liability company, AC JV, LLC which is owned 32% by each founding member and 4% by NCM. In consideration for the sale, each of the three founding members issued promissory notes of approximately $8,333,000 to NCM. The Company’s share of the gain recorded by NCM, as a result of the spin-off, has been excluded from equity in earnings and has been applied as a reduction in the carrying value of AC JV, LLC investment

NOTE 6 - SUPPLEMENTAL BALANCE SHEET INFORMATION

Other assets and liabilities consist of the following:

(In thousands)	December 31, 2016	December 31, 2015
Other current assets:
Prepaid rent	$73,002	$41,805
Income taxes receivable	8,722	570
Prepaid insurance and other	20,274	17,810
Merchandise inventory	29,041	13,992
Assets held for sale (1)	70,377	5,390
Other (2)	61,487	18,041
	$262,903	$97,608
Other long-term assets:
Investments in real estate	$8,557	$10,309
Deferred financing costs revolving credit facility	7,707	9,685
Investments in equity method investees	461,062	419,672
Less: Reclassified to assets held for sale	(44,577)	—
Computer software	53,577	41,378
Investment in common stock	5,000	12,900
Pension and other benefits	18,869	—
Other	23,597	7,813
	$533,792	$501,757
Accrued expenses and other liabilities:
Taxes other than income	$72,178	$53,924
Interest	22,115	12,050
Payroll and vacation	39,590	12,934
Current portion of casualty claims and premiums	8,452	8,591
Accrued bonus	37,859	19,584
Theatre and other closure	7,893	7,537
Accrued licensing and percentage rent	21,769	20,763
Current portion of pension and other benefits liabilities	152	152
Other	118,941	23,129
	$328,949	$158,664
Other long-term liabilities:
Unfavorable lease obligations	$216,581	$140,440
Deferred rent	325,201	206,265
Pension and other benefits	44,456	42,196
Deferred gain	613	—
RealD deferred lease incentive	10,820	13,408
Casualty claims and premiums	15,386	13,194
Theatre and other closure	26,670	35,436
Other	66,835	11,687
	$706,562	$462,626

(1)

Includes historical cost of NCM units of $44,577,000, Carmike property, net for divestive theatres of $17,238,000 and AMC property, net of $8,562,000 related to the United States Department of Justice Final Judgment (See Note 5. – Investments).

(2)	Includes restricted cash of $23,138,000 related to cash collateral for issuance of letters of credit.

NOTE 7 –  CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS

A summary of the carrying value of corporate borrowings and capital and financing lease obligations is as follows:

(In thousands)	December 31, 2016	December 31, 2015
Senior Secured Credit Facility-Term Loan due 2022 (3.40% as of December 31, 2016)	$871,819	$880,625
Senior Secured Credit Facility-Term Loan due 2023 (3.51% as of December 31, 2016)	500,000	—
Senior Secured Credit Facility-Revolving Credit Facility due 2020 (2.8445% as of December 31, 2015)	—	75,000
Bridge Loan Agreement due 2017 (7.0% as of December 31, 2016)	350,000	—
5% Promissory Note payable to NCM due 2019	4,166	5,555
5.875% Senior Subordinated Notes due 2022	375,000	375,000
6.0% Senior Secured Notes due 2023	230,000	—
6.375% Senior Subordinated Notes due 2024 (£250,000,000 par value)	308,413	—
5.75% Senior Subordinated Notes due 2025	600,000	600,000
5.875% Senior Subordinated Notes due 2026	595,000	—
Capital and financing lease obligations, 5.75% - 11.5%	675,407	101,864
Deferred charges	(82,855)	(21,768)
Premiums and (discounts)	9,407	(1,619)
	4,436,357	2,014,657
Less: current maturities	(81,243)	(18,786)
	$4,355,114	$1,995,871

Minimum annual payments required under existing capital and financing lease obligations (net present value thereof) and maturities of corporate borrowings as of December 31, 2016 are as follows:

				Principal
	Capital and Financing Lease Obligations			Amount of
	Minimum Lease			Corporate
(In thousands)	Payments	Less Interest	Principal	Borrowings		Total
2017	$106,616	$40,568	$66,048	$365,195	(1)	$431,243
2018	106,164	36,927	69,237	15,195		84,432
2019	99,234	32,563	66,671	15,195		81,866
2020	94,590	28,273	66,317	13,806		80,123
2021	85,182	24,084	61,098	13,806		74,904
Thereafter	456,266	110,230	346,036	3,411,201		3,757,237
Total	$948,052	$272,645	$675,407	$3,834,398		$4,509,805

(1)	Includes repayment of $350,000,000 Bridge Loan Agreement on a long-term basis with proceeds from the sale of Class A common stock in February 2017.

Bridge Loan Agreement

On December 21, 2016, the Company entered into a bridge loan agreement with Citicorp North America, Inc., as administrative agent and the other lenders party thereto (the “Bridge Loan Agreement”). The Company borrowed $350,000,000 of interim bridge loans (the “Interim Bridge Loans”) on December 21, 2016 under the Bridge Loan Agreement and recorded approximately $5,250,000 in deferred financing costs. The proceeds of the Interim Bridge Loans were used to partially finance the acquisition of Carmike.

On February 13, 2017, the Company repaid the aggregate principal amount of Bridge Loans of $350,000,000 with a portion of the proceeds from the additional public offering.

Senior Secured Credit Facility

The Senior Secured Credit Facility is with a syndicate of banks and other financial institutions. The Senior Secured Credit Facility also provides for a Revolving Credit Facility, including a borrowing capacity which is available for letters of credit and for swingline borrowings on same-day notice.

Senior Secured Credit Facility.  On April 30, 2013, the Company entered into a $925,000,000 Senior Secured Credit Facility pursuant to which the Company borrowed term loans and used the proceeds to fund the redemption of the former Senior Secured Credit Facility term loans. The Senior Secured Credit Facility was comprised of a $150,000,000 Revolving Credit Facility, which matured on April 30, 2018 (the “Revolving Credit Facility”), and a $775,000,000 term loan, which matured on April 30, 2020 (the “Term Loan due 2020”). The Term Loan due 2020 required repayments of principal of 0.25% of the original principal amount, or $1,937,500, per quarter, with the remaining principal payable upon maturity. The term loan was issued at a 0.25% discount, which was amortized to interest expense over the term of the loan. The Company capitalized deferred financing costs of approximately $6,909,000 related to the issuance of the Revolving Credit Facility and approximately $2,217,000 related to the issuance of the Term Loan due 2020. Concurrently with the Term Loan due 2020 borrowings on April 30, 2013, the Company redeemed all of the outstanding former Senior Secured Credit Facility at a redemption price of 100% of the outstanding aggregate principal balance of $760,338,000, plus accrued and unpaid interest. The Company recorded a net gain of approximately $130,000 in other expense (income), which consisted of a premium write-off, partially offset by the third-party costs incurred in connection with the repurchase due to the former Senior Secured Credit Facility term loans, during the year ended December 31, 2013.

First Amendment.  On December 11, 2015, the Company entered into a first amendment to its Senior Secured Credit Agreement dated April 30, 2013 (“First Amendment”). The First Amendment provides for the incurrence of $125,000,000 incremental term loans (“Incremental Term Loan”). In addition, the First Amendment, among other things, (a) extends the maturity date with respect to (i) the existing Term Loan due 2020 and the Incremental Term Loan (together “Term Loan due 2022”) to December 15, 2022 and (ii) the Revolving Credit Facility from April 30, 2018 to December 15, 2020 and (b) increases the applicable margin for the Term Loan due 2022 from 1.75% with respect to base rate borrowings to 2.25% and 2.75% with respect to LIBOR borrowings to 3.25%. The Company capitalized additional deferred financing costs of approximately $6,545,000 related to the modification of the Revolving Credit Facility and approximately $3,329,000 related to the modification of the term loans under the Senior Secured Credit Facility. The proceeds of the Incremental Term Loan were used by the Company to pay expenses related to the First Amendment transactions and the Starplex Cinemas acquisition. The Company recorded a loss of approximately $1,366,000 in other expense (income) during the year ended December 31, 2015, which consisted of third-party costs, deferred financing costs, and discount write-off incurred in connection with the modification of the Senior Secured Credit Facility. At December 31, 2015, the aggregate principal balance of the Term Loan due 2022 was $880,625,000 and borrowings under the Revolving Credit Facility were $75,000,000. As of December 31, 2015, the Company had approximately $62,059,000 available for borrowing, net of letters of credit, under its Revolving Credit Facility.

Second Amendment.  On November 8, 2016, the Company amended its Senior Secured Credit Agreement dated April 30, 2013, as previously amended, to among other things, lower the applicable margin on base rate borrowings from 2.25% to 2.00% and the applicable margin on LIBOR borrowings from 3.25% to 2.75%, to reduce the minimum rate for base rate borrowings from 1.75% to 1.00% and the minimum rate for LIBOR rate borrowings and to allow for additional term loan borrowings of $500,000,000. On November 29, 2016 the Company borrowed $500,000,000 additional Term loans due on December 15, 2023 (“Term Loan due 2023”). The Company recorded deferred financing costs of approximately $18,791,000 and a discount of 0.25%, or $1,250,000, related to the Term Loan due 2023. The Company used the net proceeds from the Term Loan due 2023 to pay the consideration for the Odeon acquisition and the related refinancing of Odeon debt assumed in the acquisition.

Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at the Company’s option, either a base rate or LIBOR. The minimum rate for base rate borrowings is 1.00% and the minimum rate for LIBOR-based borrowings is 0%. The applicable margin for the Terms loan due 2022 and 2023 is 2.00% for base rate borrowings and 2.75% for LIBOR based loans. The applicable margin for the Revolving Credit Facility ranges from 1.25% to 1.5% for base rate borrowings and from 2.25% to 2.5% for LIBOR based borrowings. The Revolving Credit Facility also provides for an unused commitment fee of 0.50% per annum and for letter of credit fees of up to 0.25% per annum plus the applicable margin for LIBOR-based borrowings on the undrawn amount of the letter of credit. The applicable rate for borrowings under the Term Loans due 2022 and 2023 at December 31, 2016 was 3.4%

and 3.5%, respectively, based on LIBOR (2.75% margin plus 0% minimum LIBOR rate). Prior to ammendment, the applicable rate for borrowings under the Term Loan due 2020 at December 10, 2015 was 3.5% based on LIBOR (2.75% margin plus 0.75% minimum LIBOR rate). The Term Loans due 2022 and 2023 requires repayments of principal of 0.25% of the original principal amount, or $3,451,5000 per quarter, with any remaining balance due on December 15, 2022 or December 15, 2023, as applicable. The Company may voluntarily repay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, other than (i) customary “breakage” costs with respect to LIBOR loans and (ii) in connection with a repricing transaction closed (a) in respect of the Term Loans due 2022, within six months from the date the Second Amendment becomes effective or (b) in respect of the Term Loans due 2023, within six months from the date on which the available commitments of the relevant lenders in respect of the Term Loans due 2023 are reduced to zero, in which case we must pay a 1% premium on the amount of Term Loans repaid.

The Senior Secured Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries, to sell assets; incur additional indebtedness; prepay other indebtedness (including the notes); pay dividends and distributions or repurchase their capital stock; create liens on assets; make investments; make acquisitions; engage in mergers or consolidations; engage in transactions with affiliates; amend constituent documents and material agreements governing subordinated indebtedness, including the 5.875% Senior Subordinated Notes due 2022, the 5.75% Senior Subordinated Notes due 2025; the 6.375% Senior Subordinated Notes due 2024, the 5.875 Senior Subordinated Notes due 2024 and the Bridge Loan Agreement; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. In addition, the Senior Secured Credit Facility requires the Company and its subsidiaries to maintain, on the last day of each fiscal quarter, a net senior secured leverage ratio, as defined in the Senior Secured Credit Facility, of no more than 3.25 to 1 as long as the commitments under the Revolving Credit Facility remain outstanding. The Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of (i) a change in control, as defined in the Senior Secured Credit Facility, (ii) defaults under other indebtedness of the Company, any guarantor or any significant subsidiary having a principal amount of $25,000,000 or more, and (iii) one or more uninsured judgments against the Company, any guarantor, or any significant subsidiary for an aggregate amount exceeding $25,000,000 with respect to which enforcement proceedings are brought or a stay of enforcement is not in effect for any period of 60 consecutive days.

All obligations under the Senior Secured Credit Facility are guaranteed by each of the Company’s wholly-owned domestic subsidiaries. All obligations under the Senior Secured Credit Facility, and the guarantees of those obligations (as well as cash management obligations), are secured by substantially all of the Company’s assets as well as those of each subsidiary guarantor.

Senior Secured Notes due 2023

On December 21, 2016, the Company assumed $230,000,000 aggregate principal amount of 6.00% Senior Secured Notes due June 15, 2023 (the “Senior Secured Notes due 2023”) in connection with the acquisition of Carmike. Interest is payable on the Senior Secured Notes due 2023 on June 15th and December 15th of each year beginning December 15, 2015. The Company recorded the debt at estimated fair value of $242,075,000 based on a closing price for the Senior Secured Notes due 2023 of 105.25 on December 21, 2016. Pursuant to a supplemental indenture, dated as of February 17, 2017, among AMC, Carmike, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee to the indenture, dated as of June 17, 2015, providing for the issuance of the Senior Secured Notes due 2023, the Company agreed to provide a guarantee of Carmike’s obligations under the Senior Secured Notes due 2023. The Company provided such guarantee solely for purposes of assuming the reporting obligations of Carmike under the indenture governing the Senior Secured Notes due 2023 and not for the purposes of compliance with any other covenant contained in such indenture.

Notes Due 2019

On June 9, 2009, the Company issued $600,000,000 aggregate principal amount of 8.75% Senior Notes due 2019 (the “Notes due 2019”) issued under an indenture with U.S. Bank, National Association, as trustee. The Notes due 2019 bear interest at a rate of 8.75% per annum, payable on June 1 and December 1 of each year (commencing on December 1, 2009), and have a maturity date of June 1, 2019.

On January 15, 2014, the Company launched a cash tender offer and consent solicitation for any and all of its outstanding Notes due 2019 at a purchase price of $1,038.75 plus a $30.00 consent fee for each $1,000 principal amount of Notes due 2019 validly tendered and accepted by the Company on or before the consent payment deadline on January 29, 2014 (the “Consent Date”). Holders of $463,950,000, or approximately 77.33%, of the Notes due 2019 validly tendered (or defective tender waived by the Company) and did not withdraw their Notes due 2019 prior to the expiration of the Consent Date. An additional $14,000 of Notes due 2019 was tendered from the Consent Date to the expiration date of the tender offer. The consents received exceeded the amount needed to approve the proposed amendments to the indenture under which the Notes due 2019 were issued.

On February 7, 2014, the Company accepted for purchase $463,950,000 aggregate principal amount, plus accrued and unpaid interest of the Notes due 2019, at a purchase price of $1,038.75 plus a $30.00 consent fee for each $1,000 principal amount of Notes due 2019 validly tendered (or defective tender waived by the Company), and, on February 14, 2014, the Company accepted for purchase the additional $14,000 of Notes due 2019 tendered after the Consent Date, plus accrued and unpaid interest, at a purchase price of $1,038.75 for each $1,000 principal amount of Notes due 2019 validly tendered.

On April 22, 2014, the Company gave notice for redemption of all outstanding Notes due 2019 on a redemption date of June 1, 2014 (the “Redemption Date”) at a redemption price of 104.375% of the principal amount together with accrued and unpaid interest to the Redemption Date. The aggregate principal amount of the Notes due 2019 outstanding on April 22, 2014 was $136,036,000. The Company completed the redemption of all of its outstanding Notes due 2019 on June 2, 2014.

The Company recorded a gain on extinguishment related to the cash tender offer and redemption of the Notes due 2019 of approximately $8,544,000 in other expense (income), partially offset by other expenses of $158,000 during the year ended December 31, 2014.

Notes Due 2020

On December 15, 2010, the Company completed the offering of $600,000,000 aggregate principal amount of its 9.75% Senior Subordinated Notes due 2020 (“Notes due 2020”). The Notes due 2020 mature on December 1, 2020, pursuant to an indenture dated as of December 15, 2010, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee. The Company paid interest on the Notes due 2020 at 9.75% per annum, semi-annually in arrears on June 1 and December 1, commencing on June 1, 2011.

On May 26, 2015, the Company launched a cash tender offer for any and all of its outstanding Notes due 2020 at a purchase price of $1,093 for each $1,000 principal amount of Notes due 2020 validly tendered and accepted by the Company on or before June 2, 2015 (the “Expiration Date”). Holders of $581,324,000, or approximately 96.9%, of the Notes due 2020 validly tendered and did not withdraw their Notes due 2020 on or prior to the Expiration Date.

On October 30, 2015, the Company gave notice of its intention to redeem any and all of the remaining $18,676,000 principal amount of the Notes due 2020 on December 1, 2015 at 104.875% of the principal amount, plus accrued and unpaid interest to the redemption date. The Company completed the redemption of all of its outstanding Notes due 2020 on December 1, 2015.

The Company recorded a loss on extinguishment related to the redemptions of the Notes due 2020 of approximately $9,318,000 in other expense (income) during the year ended December 31, 2015.

Notes Due 2022

On February 7, 2014, the Company completed an offering of $375,000,000 aggregate principal amount of its Senior Subordinated Notes due 2022 (the “Notes due 2022”) in a private offering. The Company capitalized deferred financing costs of approximately $7,748,000, related to the issuance of the Notes due 2022. The Notes due 2022 mature on February 15, 2022. The Company pays interest on the Notes due 2022 at 5.875% per annum, semi-annually in arrears on February 15th and August 15th, commencing on August 15, 2014. The Company may redeem some or all of the Notes due 2022 at any time on or after February 15, 2017 at 104.406% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 15, 2020, plus accrued and unpaid interest to the redemption date. Prior to February 15, 2017, the Company may redeem the Notes due 2022 at par plus a make-whole premium. The Company used the net proceeds from the Notes due 2022 private offering, together with a portion of the net proceeds from the Holdings’ IPO, to pay the consideration and consent payments for the tender offer for the Notes due 2019, plus any accrued and unpaid interest and related transaction fees and expenses.

The Notes due 2022 are general unsecured senior subordinated obligations of the Company and are fully and unconditionally guaranteed on a joint and several unsecured senior subordinated basis by all of its existing and future domestic restricted subsidiaries that guarantee its other indebtedness.

The indenture governing the Notes due 2022 contains covenants limiting other indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets.

The Company filed a registration statement on April 1, 2014 pursuant to the Securities Act of 1933, as amended, relating to an offer to exchange the original Notes due 2022 for exchange Notes due 2022. The registration statement was declared effective on April 9, 2014. After the exchange offer expired on May 9, 2014, all of the original Notes due 2022 were exchanged.

Sterling Notes Due 2024

On November 8, 2016, the Company issued £250,000,000 aggregate principal amount of its 6.375% Senior Subordinated Notes due 2024 (the "Sterling Notes due 2024") in a private offering. The Company recorded deferred financing costs of approximately $14,057,000 related to the issuance of the Sterling Notes due 2024. The Sterling Notes due 2024 mature on November 15, 2024. The Company will pay interest on the Sterling Notes due 2024 at 6.375% per annum, semi-annually in arrears on May 15th and November 15th, commencing on May 15, 2017. The Company may redeem some or all of the Sterling Notes due 2024 at any time on or after November 15, 2019 at 104.781% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after November 15, 2022, plus accrued and unpaid interest to the redemption date. On or prior to November 15, 2019, the Company may redeem the Sterling Notes due 2024 at par, including accrued and unpaid interest plus a make-whole premium. The Company used the net proceeds from the Sterling Notes due 2024 private offering to pay the consideration for the Odeon acquisition and the related refinancing of Odeon debt assumed in the acquisition.

The Sterling Notes due 2024 are general unsecured senior subordinated obligations of the Company and are fully and unconditionally guaranteed on a joint and several senior subordinated unsecured basis by all of its existing and future domestic restricted subsidiaries that guarantee its other indebtedness. Following the closing of the Odeon acquisition on November 30, 2016 and the Carmike acquisition on December 21, 2016, neither Odeon or Carmike or any of its subsidiaries will guarantee the Sterling Notes due 2024.

The indenture governing the Sterling Notes due 2024 contains covenants limiting other indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets.

On November 8, 2016, in connection with the issuance of the Sterling Notes due 2024, the Company entered into a registration rights agreement. Subject to the terms of the registration rights agreement, the Company is required to (1) file a registration statement with the Securities and Exchange Commission (“SEC”) not later than 270 days from the issuance date with respect to the registered offer to exchange the notes for new notes of the Company having terms identical in all material respects to the notes and (2) use its commercially reasonable efforts to cause the exchange offer registration statement to be declared effective under the Securities Act of 1933 within 365 days of the issuance date.

Notes Due 2025

On June 5, 2015, the Company issued $600,000,000 aggregate principal amount of its 5.75% Senior Subordinated Notes due 2025 (the “Notes due 2025”) in a private offering. The Company capitalized deferred financing costs of approximately $11,378,000, related to the issuance of the Notes due 2025. The Notes due 2025 mature on June 15, 2025. The Company will pay interest on the Notes due 2025 at 5.75% per annum, semi-annually in arrears on June 15th and December 15th, commencing on December 15, 2015. The Company may redeem some or all of the Notes due 2025 at any time on or after June 15, 2020 at 102.875% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after June 15, 2023, plus accrued and unpaid interest to the redemption date. Prior to June 15, 2020, the Company may redeem the Notes due 2025 at par plus a make-whole premium. The Company used the net proceeds from the Notes due 2025 private offering and cash on hand, to pay the consideration for the tender offer for the Notes due 2020, plus any accrued and unpaid interest and related transaction fees and expenses.

The Notes due 2025 are general unsecured senior subordinated obligations of the Company and are fully and unconditionally guaranteed on a joint and several senior subordinated unsecured basis by all of its existing and future domestic restricted subsidiaries that guarantee its other indebtedness.

The indenture governing the Notes due 2025 contains covenants limiting other indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets.

On June 5, 2015, in connection with the issuance of the Notes due 2025, the Company entered into a registration rights agreement. Subject to the terms of the registration rights agreement, the Company filed a registration statement on June 19, 2015 pursuant to the Securities Act of 1933, as amended, relating to an offer to exchange the original Notes due 2025 for exchange Notes due 2025 registered pursuant to an effective registration statement; the registration statement was declared effective on June 29, 2015, and the Company commenced the exchange offer. The exchange notes have terms substantially identical to the original notes except that the exchange notes do not contain terms with respect to transfer restrictions and registration rights and additional interest payable for the failure to consummate the exchange offer within 210 days after the issue date. After the exchange offer expired on July 27, 2015, all of the original Notes due 2025 were exchanged.

Notes Due 2026

On November 8, 2016, the Company issued $595,000,000 aggregate principal amount of its 5.875% Senior Subordinated Notes due 2026 (the "Notes due 2026") in a private offering. The Company recorded deferred financing costs of approximately $26,990,000 related to the issuance of the Notes due 2026. The Notes due 2026 mature on November 15, 2026. The Company will pay interest on the Notes due 2026 at 5.875% per annum, semi-annually in arrears on May 15th and November 15th, commencing on May 15, 2017. The Company may redeem some or all of the Notes due 2026 at any time on or after November 15, 2021 at 102.938% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after November 15, 2024, plus accrued and unpaid interest to the redemption date. On or prior to November 15, 2021, the Company may redeem the Notes due 2026 at par, including accrued and unpaid interest plus a make-whole premium. The Company used the net proceeds from the Notes due 2026 private offering to pay the consideration for the Odeon acquisition and the related refinancing of Odeon debt assumed in the acquisition.

The Notes due 2026 are general unsecured senior subordinated obligations of the Company and are fully and unconditionally guaranteed on a joint and several senior subordinated unsecured basis by all of its existing and future domestic restricted subsidiaries that guarantee its other indebtedness. Following the closing of the Odeon acquisition on November 30, 2016 and the Carmike acquisition on December 21, 2016, neither Odeon or Carmike or any of its subsidiaries will guarantee the Notes due 2026.

The indenture governing the Notes due 2026 contains covenants limiting other indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets.

On November 8, 2016, in connection with the issuance of the Notes due 2026, the Company entered into a registration rights agreement. Subject to the terms of the registration rights agreement, the Company is required to (1) file a registration statement with the SEC not later than 270 days from the issuance date with respect to the registered offer to exchange the notes for new notes of the Company having terms identical in all material respects to the notes and (2) use its commercially reasonable efforts to cause the exchange offer registration statement to be declared effective under the Securities Act within 365 days of the issuance date.

Promissory Note

See Note 5 - Investments for information regarding the 5% Promissory Note payable to NCM.

Financial Covenants

Each indenture relating to the Notes due 2022, the Sterling Notes due 2024, the Notes due 2025 and the Notes due 2026 allows the Company to incur specified permitted indebtedness (as defined therein) without restriction. Each indenture also allows the Company to incur any amount of additional debt as long as it can satisfy the coverage ratio of each indenture, after giving effect to the indebtedness on a pro forma basis. Under the indentures for the Notes due 2022, the Sterling Notes due 2024, the Notes due 2025 and Notes due 2026, at December 31, 2016 the Company could borrow approximately $3,251,300,000 (assuming an interest rate of 6.0% per annum on the additional indebtedness) in addition to specified permitted indebtedness. If the Company cannot satisfy the coverage ratios of the indentures, generally it can borrow an additional amount under the Senior Secured Credit Facility. The indentures also contain restrictions on the Company’s ability to pay dividends. Under the most restrictive provision set forth in the note indenture for the Notes due 2022, as of December 31, 2016, the amount of dividends which the Company could not exceed approximately $1,901,456,000 in the aggregate.

As of December 31, 2016, the Company was in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Senior Secured Notes due 2023, the Notes due 2022, the Sterling Notes due 2024, the Notes due 2025, the Notes due 2026 and the Bridge Loan Agreement.

NOTE 8 –  STOCKHOLDERS’ EQUITY

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

Dividends

The following is a summary of dividends and dividend equivalents declared to stockholders during the year ended December 31, 2016:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In thousands)
February 25, 2016	March 7, 2016	March 21, 2016	$0.20	$19,762
April 27, 2016	June 6, 2016	June 20, 2016	0.20	19,762
July 25, 2016	September 6, 2016	September 19, 2016	0.20	19,760
November 3, 2016	December 5, 2016	December 19, 2016	0.20	20,666

During the year ended December 31, 2016, the Company paid dividends and dividend equivalents of $79,627,000 and accrued $488,000 for the remaining unpaid dividends at December 31, 2016. The aggregate dividends paid for Class A common stock, Class B common stock, and dividend equivalents were approximately $18,198,000, $60,662,000, and $767,000, respectively.

The following is a summary of dividends and dividend equivalents declared to stockholders during the year ended December 31, 2015:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In thousands)
February 3, 2015	March 9, 2015	March 23, 2015	$0.20	$19,637
April 27, 2015	June 8, 2015	June 22, 2015	0.20	19,635
July 28, 2015	September 8, 2015	September 21, 2015	0.20	19,622
October 29, 2015	December 7, 2015	December 21, 2015	0.20	19,654

During the year ended December 31, 2015, the Company paid dividends and dividend equivalents of $78,608,000 and accrued $165,000 for the remaining unpaid dividends at December 31, 2015. The aggregate dividends paid for Class A common stock, Class B common stock, and dividend equivalents were approximately $17,260,000, $60,662,000, and $686,000, respectively.

During the year ended December 31, 2014, the Company paid dividends and dividend equivalents of $58,504,000, increased additional paid-in capital for recognition of deferred tax assets of $27,000 related to the dividend equivalents paid, and accrued $225,000 for the remaining unpaid dividends at December 31, 2014. The aggregate dividends paid for Class A common stock, Class B common stock, and dividend equivalents were approximately $12,937,000, $45,496,000, and $71,000, respectively.

Related Party Transaction

As of December 31, 2016 and December 31, 2015, the Company recorded a receivable due from Wanda of $10,594,000 and $141,000, respectively for reimbursement of general administrative and other expense incurred on behalf of Wanda and a pledged capital contribution. In December 2016, Wanda agreed to make a capital contribution of $10,000,000 to AMC (without any increase in Wanda’s economic interest or voting rights in the Company) for payment to certain officer, directors, and other personnel for extraordinary services rendered in connection with merger and acquisition activity in 2016. This contribution was received during February 2017. Total reimbursements of other expenses from Wanda were $461,000, $738,000 and $1,423,000 for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively. The Company’s majority shareholder, Wanda, owns Legendary Entertainment, a motion picture production company. The Company will occasionally play Legendary’s films in its theatres, as a result of transactions with independent film distributors.

Temporary Equity

Certain members of management have the right to require Holdings to repurchase the Class A common stock held by them under certain limited circumstances pursuant to the terms of a stockholders agreement. Beginning on January 1, 2016 and ending on January 1, 2019 (or upon the termination of a management stockholder’s employment by the Company without cause, by the management stockholder for good reason, or due to the management stockholder’s death or disability) management stockholders will have the right, in limited circumstances, to require Holdings to purchase shares that are not fully and freely tradeable at a price equal to the price per share paid by such management stockholder with appropriate adjustments for any subsequent events such as dividends, splits, or combinations. The shares of Class A common stock subject to the stockholder agreement are classified as temporary equity, apart from permanent equity, as a result of the contingent redemption feature contained in the stockholder agreement. The Company determined the amount reflected in temporary equity for the Class A common stock based on the price paid per share by the management stockholders and Wanda on August 30, 2012, the date Wanda acquired Holdings.

During the year ended December 31, 2016, a former employee who held 27,197 shares, relinquished his put right, therefore the related amount of $284,000 was reclassified to additional paid-in capital, a component of stockholders’ equity.

During the year ended December 31, 2015, a former employee who held 5,939 shares, relinquished his put right, therefore the related amount of $62,000 was reclassified to additional paid-in capital, a component of stockholders’ equity. During the year ended December 31, 2014, certain members of management received $92,000 by tendering shares of Class A common stock to Holdings with an original recorded historical cost of $43,000. As a result of this transaction, temporary equity declined by $43,000 and additional paid-in capital increased by $43,000.

Treasury Stock

Holdings used cash on hand to purchase 4,085 shares of Class A common stock for fair value of $92,000 from certain members of management during the year ended December 31, 2014.

Stock-Based Compensation

Holdings adopted a stock-based compensation plan in December of 2013.

The Company recorded stock-based compensation expense of $4,855,000, $10,480,000,and $11,293,000 within general and administrative: other during the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively. The Company’s financial statements reflect an increase to additional paid-in capital related to stock-based compensation of $4,855,000, $10,480,000, and $11,293,000 during the years ended December 31, 2016 and December 31, 2015 and December 31, 2014, respectively. As of December 31, 2016, there was approximately $9,502,000 of total unrecognized compensation cost, assuming attainment of the performance targets at 100%, related to stock-based compensation arrangements expected to be recognized during the years ending December 31, 2017 and December 31, 2018. The Company expects to recognize compensation cost of $4,751,000 in both the years ending December 31, 2017 and December 31, 2018.

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan provides for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units, stock awards, and cash performance awards. The maximum number of shares of Holdings’ common stock available for delivery pursuant to awards granted under the 2013 Equity Incentive Plan is 9,474,000 shares. At December 31, 2016, the aggregate number of shares of Holdings’ common stock available for grant was 7,739,524 shares.

Awards Granted in 2016, 2015, and 2014

AMC’s Board of Directors approved awards of stock, restricted stock units (“RSUs”), and performance stock units (“PSUs”) to certain of the Company’s employees and directors under the 2013 Equity Incentive Plan. During years 2016, 2015, and 2014, the grant date fair value of these awards was based on the closing price of AMC’s stock on the date of grant, which ranged from $20.18 to $33.96 per share.

The award agreements generally had the following features:

•

Stock Award Agreement:  The Company granted 21,342, 15,312 and 11,035 fully vested shares of Class A common stock to its independent members of AMC’s Board of Directors during the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively. In connection with these share grants, the Company recognized approximately $491,000, $382,000 and $226,000 of expense in general and administrative: other expense during the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively.

•

Restricted Stock Unit Award Agreement:  The Company granted 145,739, 84,649 and 118,849 RSU awards to certain members of management during the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively. Each RSU represents the right to receive one share of Class A common stock at a future date. During 2015 and 2014, the RSUs were fully vested at the date of grant. These RSUs will not be settled, and will be non-transferable, until the third anniversary of the date of grant. Under certain termination scenarios defined in the award agreement, the RSUs may be settled within 60 days following termination of service. The RSUs granted during 2016 vest over 3 years with 1/3 vesting in each of 2017, 2018 and 2019. These RSUs will be settled within 30 days of vesting. A dividend equivalents equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs. The Company recognized approximately $1,180,000, $2,875,000 and $2,408,000 of expense in general and administrative: other expense during the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively. The Company expects to recognize compensation cost of $1,180,000 in both the years ending December 31, 2017 and December 31, 2018 related to the 2016 RSU grants.

During the year ended December 31, 2016, RSU awards of 135,981 units were granted to certain executive officers covered by Section 162(m) of the Internal Revenue Code. The RSUs will be forfeited if AMC does not achieve a specified cash flow from operating activities target for each of the years ending December 31, 2016, 2017 and 2018. The RSUs vest over 3 years with 1/3 vesting in each of 2017, 2018 and 2019 if the cash flow from operating activities target is met. The vested RSUs will be settled within 30 days of vesting. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs. The grant date fair value was $3,383,000 based on the probable outcome of the performance targets and a stock price of $24.88 on March 1, 2016. The Company recognized expense for these awards of $1,128,000 in general and administrative: other expense, during the year ended December 31, 2016, based on achievement of the performance condition for 2016.

During the years ended December 31, 2015 and December 31, 2014, RSU awards of 58,749 and 128,641 units, respectively, were granted to certain executive officers. The RSUs granted each year would have been forfeited if AMC did not achieve a specified annual cash flow from operating activities target for the calendar year. These awards did not contain a service condition. The vested RSUs will not be settled, and will be non-transferable, until the third anniversary of the date of grant. Under certain termination scenarios defined in the award agreement, the RSUs may be settled within 60 days following termination of service. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs. Thereafter, dividend equivalents are paid to the holder whenever dividends are paid on the Class A common stock. The Company recognized expense for these awards of $1,995,000 and $2,596,000, within general and administrative: other expense, during the years ended December 31, 2015 and December 31, 2014, respectively, due to the achievement of the performance condition.

On August 7, 2015, a RSU award of 19,226 units was granted to the Interim Chief Executive Officer and President, with a grant date fair value of approximately $569,000. Each RSU converted into one share of Class A common stock immediately upon vesting which occurred upon the first day of employment of a replacement Chief Executive Officer, January 4, 2016. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents were paid to the holder upon vesting of the RSUs. The Company recognized $20,000 and $549,000 in general and administrative: other expense during the years ended December 31, 2016, and December 31, 2015, respectively, in connection with this award.

•

Performance Stock Unit Award Agreement: During the year ended December 31, 2016, PSU awards were granted to certain members of management and executive officers, with both a three year cumulative adjusted free cash flow and net earnings performance target condition and a service condition, covering a performance period beginning January 1, 2016 and ending on December 31, 2018. The PSUs will vest based on a scale ranging from 80% to 120% of the performance target with the vested amount ranging from 30% to 150%. If the performance target is met at 100%, the PSU awards granted on March 1, 2016 will be 278,255 units. No PSUs will vest if AMC does not achieve the three year cumulative adjusted free cash flow and net earnings minimum performance target or the participant’s service does not continue through the last day of the performance period. The vested PSUs will be settled within 30 days of vesting. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the PSUs began to accrue with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the PSUs. Assuming attainment of the performance target at 100%, the Company recognized expense for these awards of approximately $2,036,000 during the year ended December 31, 2016 and will recognize approximately $2,443,000 in general and administrative: other expense during both the years ending December 31, 2017 and December 31, 2018. The grant date fair value was $7,009,000 based on the probable outcome of the performance conditions and a stock price of $24.88 on March 1, 2016.

During 2015 and 2014, PSU awards were granted to certain members of management and executive officers, with both a specified annual free cash flow performance target condition and a 1 year service condition, ending on December 31st. The PSUs would vested based on a scale ranging from 80% to 120% of the performance target with the vested amount ranging from 30% to 150%. No PSUs would vest if AMC did not achieve the adjusted free cash flow minimum performance target or the participant’s service did not continue through the last day of the performance period, during the year ended December 31st. The vested PSUs will not be settled, and will be non-transferable, until the third anniversary of the date of grant. Under certain termination scenarios defined in the award agreement, the vested PSUs may be settled within 60 days following termination of service. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the PSUs began to accrue with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the PSUs. Thereafter, dividend equivalents are paid to the holder whenever dividends are paid on the Class A common stock.

2015 PSU Awards.  The PSU awards were granted on March 6, 2015. As a result of the one-year service condition being met and attainment of the target performance condition at 122.8%, the gross number of PSUs granted was 168,949 units. The Company recognized expense of $4,679,000, net of forfeitures, within general and administrative: other expense during the year ended December 31, 2015.

2014 PSU Awards.  If the performance target was met at 100%, the PSU awards granted on January 2, 2014, May 12, 2014, and June 25, 2014 would be 244,016 units, 1,819 units, and 1,655 units, respectively. AMC’s Board of Directors and Compensation Committee approved a modification to the performance target of the original PSU grant, which resulted in re-measurement of the fair value of the PSU awards as of September 15, 2014. In September 2014, the Board of Directors approved an increase in authorized capital expenditures for the year ended December 31, 2014 of $38,800,000 to accelerate deployment of certain customer experience enhancing strategic initiatives. As a result, the PSU awards’ adjusted free cash flow performance target was no longer considered probable of being met. The PSU adjusted free cash flow performance target was modified on September 15, 2014 to consider the impact of the additional authorized capital expenditures, making the awards probable at that time. The fair value of the stock at the modification date of September 15, 2014 was $24.60 per share and was based on the closing price of AMC’s stock. The Company recognized expense of $6,063,000, net of forfeitures, within general and administrative: other expense during the year ended December 31, 2014, as a result of the one-year service condition being met and attainment of the target performance condition at 100%.

•

Performance Stock Unit Transition Award: In recognition of the shift from one year to three year performance periods for annual equity awards, during the year ended December 31, 2016, PSU transition awards were granted to certain members of management and executive officers, with both a 2016 adjusted free cash flow and net earnings performance target condition and a service condition, covering a performance period beginning January 1, 2016 and ending on December 31, 2016. The PSUs were to vest based on a scale ranging from 80% to 120% of the performance target with the vested amount ranging from 30% to 150%. If the performance target was met at 100%, the transition PSU awards granted on March 1, 2016 would have been 53,815 units. No PSUs will vest if the Company does not achieve the adjusted free cash flow or net earnings minimum performance target or the participant’s service does not continue through the last day of the performance period. If the PSUs vested, the PSUs would have been settled within 30 days. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the PSUs began to accrue with respect to the PSUs on the date of grant. Such accrued dividend equivalents would have been paid to the holder upon vesting of the PSUs, assuming attainment of the performance target at 100%. No PSU Transition Awards vested as the Company did not achieve the adjusted free cash flow or net earnings minimum performance target.

The following table represents the RSU and PSU activity for the years ended December 31, 2016, December 31, 2015 and December 31, 2014:

		Weighted
		Average
	Shares of RSU	Grant Date
	and PSU	Fair Value
Beginning balance at January 1, 2014	—	$—
Granted	494,980	22.40
Vested	(493,971)	22.41
Forfeited	(1,009)	20.18
Nonvested at December 31, 2014	—	—
Granted	331,573	33.71
Vested(1)	(280,844)	33.96
Forfeited	(31,503)	33.96
Nonvested at December 31, 2015	19,226	29.59
Granted	618,092	24.88
Vested	(19,226)	29.59
Forfeited	(7,767)	24.88
Canceled(2)	(53,815)	24.88
Nonvested at December 31, 2016	556,510	$24.88

(1)	Includes vested units of 3,131 that were withheld to cover tax obligations and were subsequently canceled. As a result of this transaction, additional paid-in capital decreased by $107,000.

(2)	No PSU Transition Awards vested as the Company did not achieve the adjusted free cash flow or net earnings minimum performance target.

NOTE 9 –  INCOME TAXES

The Income tax provision reflected in the Consolidated Statements of Operations consists of the following components:

	Year Ended	Year Ended	Year Ended
(In thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Current:
Federal	$409	$10,278	$—
Foreign	1,480	—	—
State	1,992	(2,263)	1,250
Total current	3,881	8,015	1,250
Deferred:
Federal	37,794	46,935	43,869
Foreign	(4,071)	—	—
State	368	4,725	(11,439)
Total deferred	34,091	51,660	32,430
Total provision (benefit)	37,972	59,675	33,680
Tax provision (benefit) from discontinued operations	—	—	(210)
Total provision (benefit) from continuing operations	$37,972	$59,675	$33,470

The Company has recorded no alternative minimum taxes as the consolidated tax group for which it is a member expects no alternative minimum tax liability, due to the utilization of tax credits.

Pre-tax income (losses) consisted of the following:

	Year Ended	Year Ended	Year Ended
(In thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Domestic	$135,391	$163,531	$97,303
Foreign	14,248	—	457
Total	$149,639	$163,531	$97,760

The difference between the effective tax rate on earnings from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

	Year Ended	Year Ended	Year Ended
(In thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Income tax expense at the federal statutory rate	$52,374	$57,237	$34,035
Effect of:
State income taxes	6,460	6,180	195
Increase (decrease) in reserve for uncertain tax positions	(19,152)	(1,031)	1,050
Federal and state credits	(2,690)	(2,686)	(2,985)
Change in net operating loss carryforward for excess tax deductions	—	—	—
Permanent items - transaction costs	5,655	101	1,485
Permanent items - other	4,378
Foreign rate differential	(2,222)	—	—
Change in legislation	(9,856)
Other	265	155	(1,100)
Valuation allowance	2,760	(281)	790
Income tax expense (benefit)	$37,972	$59,675	$33,470
Effective income tax rate	25.4%	36.5%	34.4%

The significant components of deferred income tax assets and liabilities as of December 31, 2016 and December 31, 2015 are as follows:

	December 31, 2016		December 31, 2015
	Deferred Income Tax		Deferred Income Tax
(In thousands)	Assets	Liabilities	Assets	Liabilities
Tangible assets	$—	$(374,171)	$—	$(131,793)
Accrued liabilities	27,839	—	28,390	—
Intangible assets	—	(159,578)	—	(121,495)
Receivables	—	(4,879)	—	(5,264)
Investments	—	(256,401)	—	(230,568)
Capital loss carryforwards	4,008	—	—	—
Pension, postretirement and deferred compensation	38,218	—	38,183	—
Corporate borrowings	159	—	—	—
Deferred revenue	175,886	—	179,133	—
Lease liabilities	168,091	—	135,215	—
Capital and financing lease obligations	191,110	—	33,130	—
Alternative minimum tax and other credit carryovers	27,950	—	17,520	—
Net operating loss carryforwards	343,416	—	184,256	—
Total	$976,677	$(795,029)	$615,827	$(489,120)
Less: Valuation allowance	(112,165)	—	(509)	—
Net deferred income taxes	$864,512	$(795,029)	$615,318	$(489,120)

A rollforward of the Company’s valuation allowance for deferred tax assets is as follows:

		Additions		Charged
	Balance at	Charged	Charged	(Credited) to
	Beginning of	(Credited) to	(Credited) to	Other	Balance at
(In thousands)	Period	Expenses	Goodwill	Accounts(1)	End of Period
Calendar Year 2016
Valuation allowance-deferred income tax assets	$509	2,760	108,896	—	$112,165
Calendar Year 2015
Valuation allowance-deferred income tax assets	$790	(281)	—	—	$509
Calendar Year 2014
Valuation allowance-deferred income tax assets	$—	790	—	—	$790
Calendar Year 2013
Valuation allowance-deferred income tax assets	$248,420	(265,600)	11,088	6,092	$—

(1)

Primarily relates to amounts resulting from the Company’s tax sharing arrangement, changes in deferred tax assets and associated valuation allowance that are not related to income statement activity as well as amounts charged to other comprehensive income.

During the year ended December 31, 2015, the Company received a favorable state ruling that resulted in a reduction of uncertain tax positions and, as a result, the Company recorded a net discrete tax benefit of approximately $2,900,000. The $2,900,000 consisted of $2,100,000 net discrete benefit for reduction of uncertain tax positions and $800,000 related to establishing a receivable for amounts previously paid. During the year ended December 31, 2015, the Company received a notice of proposed adjustment from the Internal Revenue Service based upon its ongoing review of the Company’s tax return for the fiscal period ended March 29, 2012. As a result of this notification, the Company recorded a net discrete tax provision of $1,000,000 for interest on the proposed adjustment ($610,000 net of tax), reinstated approximately $9,200,000 of deferred tax assets and recorded current interest and taxes payable of $10,200,000.

The Company’s federal income tax loss carryforward of $562,289,000 will begin to expire in 2018 and will completely expire in 2035 and will be limited annually due to certain change in ownership provisions of the Internal Revenue Code.  The Company’s foreign net operating losses of $459,800,000 can be used indefinitely except for approximately $13,800,000, which will expire in varying amounts between 2017 and 2028. The Company also has state income tax loss carryforwards of $257,594,000, which may be used over various periods ranging from 1 to 20 years.

From 2008 to 2012, prior to Wanda acquiring Holdings, the Company’s generated significant net deferred tax assets primarily from debt carrying costs and asset impairments combined with reduced operating profitability. At December 31, 2016 and December 31, 2015, the Company recorded net deferred tax assets of $69,483,000 and $126,198,000, respectively. The Company evaluates its deferred tax assets each period to determine if a valuation allowance is required based on whether it is “more likely than not” that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods on a federal, state and foreign jurisdiction basis. The Company conducts its evaluation by considering all available positive and negative evidence. This evaluation considers, among other factors, historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlooks for the U.S. motion picture and broader economy. Based on the Company’s evaluation through December 31, 2016, the Company continued to reserve a portion of its net deferred tax assets due to uncertainty of their realization and dependence upon future taxable income.

The Company has identified a prudent and feasible tax planning strategy which involves the conversion of NCM units into NCM, Inc. common stock that, when executed, generates significant taxable income. The conversion is within the control of the Company and the Company executes the conversion when it becomes necessary to prevent its net operating loss and / or capital loss carryforwards from expiring unrealized.

On December 30, 2015, the Company converted 200,000 of its NCM units to NCM, Inc. shares and recognized approximately $4,600,000 of capital gain pursuant to the tax planning strategy described above. See Note 5 - Investments for additional information.

The accounting for deferred taxes is based upon an estimate of future results. Differences between estimated and actual results could have a material impact on the Company’s consolidated results of operations, its financial position and the ability to fully realize its deferred tax assets over time. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time. If future results are significantly different from the Company’s estimates and judgments, the Company may be required to record a valuation allowance against some or all of its deferred tax assets prospectively.

As of December 31, 2016, the Company had not provided tax on the cumulative undistributed earnings of its foreign subsidiaries of approximately $14.2 million, because it is the Company’s intention to reinvest these earnings indefinitely. If these earnings were distributed, the Company could be subject to U.S. federal and state income taxes and foreign withholding taxes, net of U.S. foreign tax credits which may be available. The calculation of this unrecognized deferred tax liability is complex and not practicable.

A reconciliation of the change in the amount of unrecognized tax benefits was as follows:

	Year Ended	Year Ended	Year Ended
(In millions)	December 31, 2016	December 31, 2015	December 31, 2014
Balance at beginning of period	$30.1	$30.5	$27.4
Gross increases—current period tax positions	1.7	1.7	1.6
Gross increases—prior period tax positions	0.1	1.1	1.5
Favorable resolutions with authorities	(19.2)	(2.2)	—
Lapse of statute of limitations	—	(1.0)	—
Balance at end of period	$12.7	$30.1	$30.5

The Company recognizes income tax-related interest expense and penalties as income tax expense and general and administrative expense, respectively. The amount of interest expense related to federal uncertain tax positions  recognized for the year ended December 31, 2016 was $5,000. The amount of interest related to federal uncertain tax positions recognized for the year ended December 31, 2015 was $1,000,000.

The Company analyzed and reviewed the remaining state uncertain tax positions to determine the necessity of accruing interest and penalties. The amount of interest related to state uncertain tax positions recognized for the year ended December 31, 2016 was $15,000. The total amount of accrued interest and penalties for state uncertain tax positions at December 31, 2016 and December 31, 2015 was $81,000 and $69,000, respectively. The $81,000 represents the total amount of interest and penalties accrued at December 31, 2016 for all uncertain tax positions.

The total amount of net unrecognized tax benefits at December 31, 2016 and December 31, 2015 that would impact the effective tax rate, if recognized, would be $9,327,000 and $27,276,000, respectively. There are currently, unrecognized tax benefits which the Company anticipates will be resolved in the next 12 months; however, the Company is unable at this time to estimate what the impact on its unrecognized tax benefits will be.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. An IRS examination of the tax years February 28, 2002 through December 31, 2003 of the former Loews Cineplex Entertainment Corporation and subsidiaries was concluded during fiscal 2007. An IRS examination for the tax years ended March 31, 2005 and March 30, 2006 was completed during 2009. Generally, tax years beginning after March 28, 2002 are still open to examination by various taxing authorities. Additionally, the Company has net operating loss (“NOL”) carryforwards for tax years ended October 31, 2000 through March 28, 2002 in the U.S. and various state jurisdictions which have carryforwards of varying lengths of time. These NOLs are subject to adjustment based on the statute of limitations applicable to the return in which they are utilized, not the year in which they are generated. Various state, local and foreign income tax returns are also under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its financial statements.

NOTE 10 –  LEASES

The following table sets forth the future minimum rental payments, by calendar year, required under existing operating leases and digital projector equipment leases payable to DCIP that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2016:

Minimum operating
(In thousands)	lease payments
2017	$666,740
2018	658,484
2019	621,822
2020	584,854
2021	534,731
Thereafter	3,141,377
Total minimum payments required	$6,208,008

As of December 31, 2016, the Company has lease agreements for eight theatres with 77 screens which are under construction or development and are expected to open from 2017 to 2019.

Included in other long-term liabilities as of December 31, 2016 and December 31, 2015 was $325,201,000 and $206,265,000 respectively, of deferred rent representing future minimum rental payments for leases with scheduled rent increases and landlord contributions, and $216,581,000 and $140,440,000, respectively, for unfavorable lease liabilities.

Rent expense is summarized as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(In thousands)	2016	2015	2014
Minimum rentals	$440,511	$405,455	$395,795
Common area expenses	51,029	47,950	48,159
Percentage rentals based on revenues	13,923	14,417	11,285
Rent	505,463	467,822	455,239
General and administrative and other	7,615	7,224	7,763
Total	$513,078	$475,046	$463,002

NOTE 11 –  EMPLOYEE BENEFIT PLANS

The Company sponsors frozen non-contributory qualified and non-qualified defined benefit pension plans generally covering all employees in the U.S. who, prior to the freeze, were age 21 or older and had completed at least 1,000 hours of service in their first year of employment, or in a calendar year ending thereafter, and who were not covered by a collective bargaining agreement. The Company sponsors frozen defined benefit pension plans in the U.K. that were acquired from Odeon on November 30, 2016. The Company also offered eligible retirees the opportunity to participate in a health plan. Certain employees were eligible for subsidized postretirement medical benefits. The eligibility for these benefits was based upon a participant’s age and service as of January 1, 2009. The Company also sponsors a postretirement deferred compensation plan.

On December 31, 2013, the Company’s Board of Directors approved revisions to the Company’s Postretirement Medical and Life Insurance Plan effective April 1, 2014 and the changes were communicated to the plan participants. As a result of these revisions, the Company recorded a prior service credit of approximately $15,197,000 through other comprehensive income to be amortized over nine years starting in 2014, based on expected future service of the remaining participants.

On January 12, 2015, the Compensation Committee and the Board of Directors of Holdings, adopted resolutions to terminate the AMC Postretirement Medical Plan with an effective date of March 31, 2015. During the quarter ended March 31, 2015, the Company notified eligible associates that their retiree medical coverage under the plan will terminate after March 31, 2015. Payments to eligible associates were approximately $4,300,000 during the year ended December 31, 2015. The Company recorded net periodic benefit credits of $18,118,000, including curtailment gains, settlement gains, amortization of unrecognized prior service credits, and amortization of actuarial gains recorded in accumulated other comprehensive income related to the termination and settlement of the plan during the year ended December 31, 2015.

The measurement dates used to determine pension and other postretirement benefits were December 31, 2016, December 31, 2015, and December 31, 2014.

Net periodic benefit cost for the plans consists of the following:

	U.S. Pension Benefits
	Year	Year	Year
	Ended	Ended	Ended
(In thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Components of net periodic benefit cost:
Interest cost	$4,324	$4,277	$4,609
Expected return on plan assets	(3,555)	(4,666)	(5,230)
Amortization of net (gain) loss	27	45	(1,034)
Settlement (gain) loss	(5)	254	—
Net periodic benefit cost (credit)	$791	$(90)	$(1,655)

	International Pension Benefits and Terminated U.S. Retiree Health Plan
	Year	Year	Year
	Ended	Ended	Ended
(In thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Components of net periodic benefit cost:
Service cost	$—	$2	$36
Interest cost	218	7	214
Expected return on plan assets	(283)	—	—
Amortization of net (gain) loss	4	(2,797)	(348)
Amortization of prior service credit	—	(2,888)	(1,665)
Curtailment gain	—	(11,867)	—
Settlement (gain) loss	—	(575)	—
Net periodic benefit cost (credit)	$(61)	$(18,118)	$(1,763)

The following table summarizes the changes in other comprehensive income:

	U.S. Pension Benefits
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(In thousands)	2016	2015	2014
Net (gain) loss	$598	$(345)	$21,641
Prior service credit	—	—	—
Amortization of net gain	(27)	(45)	1,034
Amortization of prior service credit	—	—	—
Curtailment	—	—	—
Settlement	5	(254)	—
Allocated tax expense (benefit)	—	251	(8,843)
Total recognized in other comprehensive (income) loss	$576	$(393)	$13,832
Net periodic benefit cost (credit)	791	(90)	(1,655)
Total recognized in net periodic benefit cost (credit) and other comprehensive (income) loss	$1,367	$(483)	$12,177

	International Pension Benefits and Terminated U.S. Retiree Health Plan
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(In thousands)	2016	2015	2014
Net (gain) loss	$(71)	$73	$561
Prior service credit	—	(1,223)	—
Amortization of net gain	—	2,797	348
Amortization of prior service credit	—	2,888	1,665
Curtailment	—	11,867	—
Settlement	—	575	—
Allocated tax expense (benefit)	—	(6,620)	(1,003)
Total recognized in other comprehensive (income) loss	$(71)	$10,357	$1,571
Net periodic benefit cost (credit)	(61)	(18,118)	(1,763)
Total recognized in net periodic benefit cost (credit) and other comprehensive (income) loss	$(132)	$(7,761)	$(192)

The following tables set forth the plan’s change in benefit obligations and plan assets and the accrued liability for benefit costs included in the Consolidated Balance Sheets:

	U.S. Pension Benefits
	Year	Year
	Ended	Ended
	December 31,	December 31,
(In thousands)	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of period	$106,969	$113,955
Service cost	—	—
Interest cost	4,324	4,277
Actuarial (gain) loss	2,049	(6,152)
Plan amendment	—	—
Benefits paid	(4,266)	(4,665)
Administrative expenses	(157)	(106)
Settlement paid	(52)	(296)
Settlement gain	(17)	(44)
Benefit obligation at end of period	$108,850	$106,969

	International Pension Benefits and Terminated U.S. Retiree Health Plan (1)
	Year	Year
	Ended	Ended
	December 31,	December 31,
(In thousands)	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of period	$—	$5,686
Acquisition	90,936	—
Service cost	—	2
Interest cost	218	7
Plan participants’ contributions	—	101
Actuarial (gain) loss	3,453	73
Plan amendment	—	(1,223)
Benefits paid	(220)	(357)
Administrative expenses	—	—
Settlement paid	—	(4,289)
Currency translation adjustment	(1,073)	—
Benefit obligation at end of period	$93,314	$—

(1)

The Company terminated its Post Retirement Medical and Life Insurance Plan in 2015. Activity for the calendar years 2015 and 2014 reflect activity for the U.S. Retiree Health Plan only. Activity for calendar 2016 reflects activity only for the International Pension Benefits assumed from Odeon in November 2016.

	U.S. Pension Benefits
	Year	Year
	Ended	Ended
	December 31,	December 31,
(In thousands)	2016	2015
Change in plan assets:
Fair value of plan assets at beginning of period	$64,621	$70,424
Actual return on plan assets (loss) gain	4,990	(1,184)
Employer contribution	218	448
Plan participants’ contributions	—	—
Benefits paid	(4,266)	(4,665)
Administrative expense	(157)	(106)
Settlement paid	(52)	(296)
Fair value of plan assets at end of period	$65,354	$64,621
Net liability for benefit cost:
Funded status	$(43,496)	$(42,348)

	International Pension Benefits and Terminated U.S. Retiree Health Plan
	Year	Year
	Ended	Ended
	December 31,	December 31,
(In thousands)	2016	2015
Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Acquisition	108,938	—
Actual return on plan assets(loss) gain	3,806	—
Employer contribution	—	4,545
Plan participants’ contributions	—	101
Benefits paid	(220)	(357)
Currency translation adjustment	(1,453)	(4,289)
Fair value of plan assets at end of period	$111,071	$—
Net asset for benefit cost:
Funded status	$17,757	$—

	U.S. Pension Benefits		International Pension Benefits and Terminated U.S. Retiree Health Plan
	December 31,	December 31,	December 31,	December 31,
(In thousands)	2016	2015	2016	2015
Amounts recognized in the Balance Sheet:
Other long-term assets	$—	$—	$18,869	$—
Accrued expenses and other liabilities	(152)	(152)	—	—
Other long-term liabilities	(43,344)	(42,196)	(1,112)	—
Net asset (liability) recognized	$(43,496)	$(42,348)	$17,757	$—

Aggregate accumulated benefit obligation	$(108,850)	$(106,969)	$(93,314)	$—

The following table summarizes pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets:

	U.S. Pension Benefits		International Pension Benefits and Terminated U.S. Retiree Health Plan
	December 31,	December 31,	December 31,	December 31,
(In thousands)	2016	2015	2016	2015
Aggregated accumulated benefit obligation	$(108,850)	$(106,969)	$(93,314)	$—
Aggregated projected benefit obligation	(108,850)	(106,969)	(93,314)	—
Aggregated fair value of plan assets	65,354	64,621	111,071	—

Amounts recognized in accumulated other comprehensive income consist of the following:

	U.S. Pension Benefits		International Pension Benefits and Terminated U.S. Retiree Health Plan
	December 31,	December 31,	December 31,	December 31,
(In thousands)	2016	2015	2016	2015
Net actuarial (gain) loss	$598	$(345)	$(71)	$73
Prior service credit	—	—	—	(1,223)

Amounts in accumulated other comprehensive income expected to be recognized in components of net periodic pension cost during the calendar year 2017 are as follows:

U.S. Pension
(In thousands)	Benefits
Net actuarial loss	$36

International
Pension
(In thousands)	Benefits
Net actuarial (gain)	$(75)

Actuarial Assumptions

The weighted-average assumptions used to determine benefit obligations are as follows:

	U.S. Pension Benefits		International Pension Benefits and Terminated U.S. Retiree Health Plan
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015
Discount rate	3.92%	4.10%	2.70%	N/A
Rate of compensation increase	N/A	N/A	3.20%	N/A

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	U.S. Pension Benefits			International Pension Benefits and Terminated U.S. Retiree Health Plan
	Year	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2016	2015	2014	2016	2015	2014
Discount rate	3.92%	3.80%	4.73%	2.90%	3.37%	4.00%
Weighted average expected long-term return on plan assets	7.06%	7.81%	7.81%	3.09%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	3.20%	N/A	N/A

In developing the expected long-term rate of return on plan assets at each measurement date, the Company considers the plan assets’ historical returns, asset allocations, and the anticipated future economic environment and long-term performance of the asset classes. While appropriate consideration is given to recent and historical investment performance, the assumption represents management’s best estimate of the long-term prospective return.

Cash Flows

The Company expects to contribute $2,995 and $1,239 to the U.S. and International pension plans, respectfully during the calendar year 2017.

The following table provides the benefits expected to be paid (inclusive of benefits attributable to estimated future employee service) in each of the next five years, and in the aggregate for the five years thereafter:

(In thousands)	U.S. Pension Benefits	International Pension Benefits and Terminated U.S. Retiree Health Plan
2017	$3,828	$2,273
2018	3,510	2,318
2019	4,103	2,365
2020	3,874	2,413
2021	4,739	2,462
Years 2022 - 2026	33,886	13,088

Pension Plan Assets

The Company’s investment objectives for its U.S. defined benefit pension plan investments are: (1) to preserve the value of its principal; (2) to maximize a real long-term return with respect to the plan assets consistent with minimizing risk; (3) to achieve and maintain adequate asset coverage for accrued benefits under the plan; and (4) to maintain sufficient liquidity for payment of the plan obligations and expenses. The Company uses a diversified allocation of equity, debt, commodity and real estate exposures that are customized to the plan’s cash flow benefit needs. The target allocations for U.S. plan assets are as follows:

U.S. Target
Asset Category	Allocation
Fixed(1)	15%
Equity Securities—U.S.	30%
Equity Securities—International	15%
Collective trust fund	25%
Private Real Estate	15%
100%

(1)	Includes U.S. Treasury Securities and Bond market fund.

The international pension benefit plans do not have an established asset target allocation for 2016.

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

The fair value of the U.S. pension plan assets at December 31, 2016, by asset class is as follows:

		Fair Value Measurements at December 31, 2016 Using
	Total Carrying	Quoted prices in	Significant other	Significant
	Value at	active market	observable inputs	unobservable inputs
(In thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$258	$258	$—	$—
Equity securities:
U.S. companies	19,929	19,929	—	—
International companies	9,953	9,953	—	—
Bond market fund	10,116	10,116	—	—
Collective trust fund	15,866	—	15,866	—
Private real estate	9,232	—	9,232	—
Total assets at fair value	$65,354	$40,256	$25,098	$—

The fair value of the International Pension Benefits and Terminated U.S. Retiree Health Plan assets at December 31, 2016, by asset class is as follows:

		Fair Value Measurements at December 31, 2016 Using
	Total Carrying
	Value at	Quoted prices in	Significant other	Significant
	December 31,	active market	observable inputs	unobservable inputs
(In thousands)	2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$20	$20	$—	$—
Equity securities:
U.S. companies	638	638	—	—
International companies	26,793	26,793	—	—
Bond market fund	77,936	77,936	—	—
Commodities broad basket fund	88	—	88	—
Private real estate	5,596	—	5,596	—
Total assets at fair value	$111,071	$105,387	$5,684	$—

The fair value of the U.S. pension plan assets at December 31, 2015, by asset class is as follows:

		Fair Value Measurements at December 31, 2015 Using
	Total Carrying
	Value at	Quoted prices in	Significant other	Significant
	December 31,	active market	observable inputs	unobservable inputs
(In thousands)	2015	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$289	$289	$—	$—
U.S. treasury securities	1,452	1,452	—	—
Equity securities:
U.S. companies	16,884	16,884	—	—
International companies	9,888	9,888	—	—
Bond market fund	8,526	8,526	—	—
Collective trust fund	15,771	—	15,771	—
Commodities broad basket fund	2,823	2,823	—	—
Private real estate	8,988	—	8,988	—
Total assets at fair value	$64,621	$39,862	$24,759	$—

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan covering certain U.S. employees age 21 or older and who are not covered by a collective bargaining agreement. Under the Company’s 401(k) Savings Plan, the Company matches 100% of each eligible employee’s elective contributions up to 3% and 50% of contributions up to 5% of the employee’s eligible compensation. The Company’s expense under the 401(k) savings plan was $3,463,000, $3,353,000, and $2,696,000, for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively.

Union-Sponsored Plans

Certain theatre employees are covered by union-sponsored pension and health and welfare plans. Company contributions into these plans are determined in accordance with provisions of negotiated labor contracts. Contributions aggregated $0, $72,000, and $207,000, for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively.

NOTE 12 –  COMMITMENTS AND CONTINGENCIES

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

On May 28, 2015, the Company received a Civil Investigative Demand (“CID”) from the Antitrust Division of the United States Department of Justice in connection with an investigation under Sections 1 and 2 of the Sherman Antitrust Act. Beginning in May 2015, the Company also received CIDs from the Attorneys General for the States of Ohio, Texas, Washington, Florida, New York, Kansas, and from the District of Columbia, regarding similar inquiries under those states’ antitrust laws. The CIDs request the production of documents and answers to interrogatories concerning potentially anticompetitive conduct, including film clearances and participation in certain joint ventures. The Company may receive additional CIDs from antitrust authorities in other jurisdictions in which it operates. The Company does not believe it has violated federal or state antitrust laws and is cooperating with the relevant governmental authorities. However, the Company cannot predict the ultimate scope, duration or outcome of these investigations. The Company, in the normal course of business, is a party to various ordinary course claims from vendors (including food and beverage suppliers and film distributors), landlords, competitors, and other legal proceedings. If management believes that a loss arising from these actions is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point is more probable than another. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Management believes that the ultimate outcome of such matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations. However, litigation and claims are subject to inherent uncertainties and unfavorable outcomes can occur. An unfavorable outcome might include monetary damages. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the outcome occurs or in future periods.

On January 20, 2017, the Company entered into a definitive agreement to acquire Nordic Cinema Group Holding AB (“Nordic”) from European private equity firm Bridgepoint and Swedish media group Bonnier Holding in an all-cash transaction valued at SEK 8,250 million ($929 million USD) as of January 20, 2017. The U.S. Dollar amounts set forth in the preceding sentence assume a SEK/USD exchange rate of SEK 8.879 = USD $1.00 as of January 20, 2017. Nordic is the largest theatre exhibitor in seven countries in the affluent northern region of Europe. The Company has entered into a debt financing commitment letter in connection with the definitive agreement which provides senior secured incremental term loans in an aggregate amount of up to $675,000,000 and a senior subordinated bridge loan in an aggregate amount of up to $325,000,000 to fund the acquisition. There can be no assurance that the Company will be successful in completing the debt financing on favorable terms as it involves matters outside of its control. The transaction is conditional upon antitrust clearance by the European Commission, which is expected to be received in the first half of 2017.

NOTE 13 –  THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

The Company has provided reserves for estimated losses from theatres and screens which have been permanently closed and vacant space with no right to future use. As of December 31, 2016, the Company reserved $34,563,000 for lease terminations which have either not been consummated or paid, related primarily to nine theatres and certain vacant restaurant space. The Company is obligated under long-term lease commitments with remaining terms of up to 11 years for theatres which have been closed. As of December 31, 2016, base rents aggregated approximately $9,601,000 annually and $38,600,000 over the remaining terms of the leases.

A rollforward of reserves for theatre and other closure is as follows:

	Year Ended	Year Ended	Year Ended
(In thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Beginning balance	$42,973	$52,835	$55,163
Theatre and other closure expense	5,204	5,028	9,346
Transfer of assets and liabilities	—	—	2,439
Foreign currency translation adjustment	(1,362)	(2,437)	(1,822)
Cash payments	(12,252)	(12,453)	(12,291)
Ending balance	$34,563	$42,973	$52,835

The Company recognized theatre and other closure expense of $5,204,000, $5,028,000, and $9,346,000, during the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively. Theatre and other closure expense included the accretion on previously closed properties with remaining lease obligations. In May 2014, one theatre with 13 screens in Canada was permanently closed.

In the accompanying Consolidated Balance Sheets, the current portion of the theatre and other closure ending balance was included with accrued expenses and other liabilities and the long-term portion of the theatre and other closure ending balance was included with other long-term liabilities. See Note 6 - Supplemental Balance Sheet Information for further information.

Theatre and other closure reserves for leases that have not been terminated were recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance. As of December 31, 2016, the future lease obligations are discounted at annual rates ranging from 6.0% to 9.0%.

NOTE 14 –  FAIR VALUE MEASUREMENTS

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

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.

Recurring Fair Value Measurements.  The following table summarizes the fair value hierarchy of the Company’s financial assets carried at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2016 Using
	Total Carrying			Significant
	Value at	Quoted prices in	Significant other	unobservable
	December 31,	active market	observable inputs	inputs
(In thousands)	2016 (1)	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Money market mutual funds	$605	$605	$—	$—
Equity securities, available-for-sale:
Mutual fund large U.S. equity	1,995	1,995	—	—
Mutual fund small/mid U.S. equity	2,683	2,683	—	—
Mutual fund international	675	675	—	—
Mutual fund balanced	520	520	—	—
Mutual fund fixed income	1,343	1,343	—	—
Total assets at fair value	$7,821	$7,821	$—	$—

		Fair Value Measurements at December 31, 2015
		Using
	Total Carrying			Significant
	Value at	Quoted prices in	Significant other	unobservable
	December 31,	active market	observable inputs	inputs
(In thousands)	2015(1)	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Money market mutual funds	$132	$132	$—	$—
Equity securities, available-for-sale:
RealD Inc. common stock	12,900	12,900	—	—
Mutual fund large U.S. equity	2,057	2,057	—	—
Mutual fund small/mid U.S. equity	2,222	2,222	—	—
Mutual fund international	833	833	—	—
Mutual fund balanced	747	747	—	—
Mutual fund fixed income	750	750	—	—
Total assets at fair value	$19,641	$19,641	$—	$—

(1)Except for the investment in RealD Inc. common stock, the investments relate to a non-qualified deferred compensation arrangement on behalf of certain management. The Company has an equivalent liability for this related-party transaction recorded in other long-term liabilities for the deferred compensation obligation.

Valuation Techniques.  The Company’s money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The equity securities, available-for-sale, primarily consist of common stock and mutual funds invested in equity, fixed income, and international funds and are measured at fair value using quoted market prices. See Note 16 - Accumulated Other Comprehensive Income for the unrealized gain on equity securities recorded in accumulated other comprehensive income.

Nonrecurring Fair Value Measurements.  The following table summarizes the fair value hierarchy of the Company’s assets that were measured at fair value on a nonrecurring basis:

		Fair Value Measurements at December 31, 2016
		Using
	Total Carrying		Significant other	Significant
	Value at	Quoted prices in	observable	unobservable
	December 31,	active market	inputs	inputs	Total
(In thousands)	2016	(Level 1)	(Level 2)	(Level 3)	Losses
Property, net:
Property owned, net	$1,541	$—	$—	$1,541	$5,544

		Fair Value Measurements at December 31, 2015
		Using
	Total Carrying		Significant other	Significant
	Value at	Quoted prices in	observable	unobservable
	December 31,	active market	inputs	inputs	Total
(In thousands)	2015	(Level 1)	(Level 2)	(Level 3)	Losses
Property, net:
Property owned, net	$2,480	$—	$—	$2,480	$863
Intangibles, net:
Favorable lease	—	$—	$—	$—	$839

Long-lived assets held and used and a favorable lease were considered impaired and were written down to their fair value at December 31, 2016 and December 31, 2015 of $1,541,000 and $2,480,000, respectively.

Other Fair Value Measurement Disclosures.  The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at December 31, 2016 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$15,195	$—	$14,181	$1,389
Corporate borrowings	3,745,755	—	3,892,590	2,777

		Fair Value Measurements at December 31, 2015
		Using
	Total Carrying		Significant other	Significant
	Value at	Quoted prices in	observable	unobservable
	December 31,	active market	inputs	inputs
(In thousands)	2015	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$10,195	$—	$8,811	$1,389
Corporate borrowings	1,902,598	—	1,898,432	4,166

Valuation Technique.  Quoted market prices and observable market based inputs were used to estimate fair value for level 2 inputs. The level 3 fair value measurement represents the transaction price of the corporate borrowings under market conditions.

NOTE 15 –  OPERATING SEGMENTS

The Company reports information about operating segments in accordance with ASC 280-10, Segment Reporting, which requires financial information to be reported based on the way management organizes segments within a company for making operating decisions and evaluating performance. Beginning with the Company’s acquisition of Odeon in 2016, the Company has identified two reportable segments for its theatrical exhibition operations, U.S. markets and International markets. The International markets segment consists of operations in the United Kingdom, Germany, Spain, Italy, Ireland, Austria and Portugal. Each segment’s revenue is derived from admissions, food and beverage sales and other ancillary revenues, primarily screen advertising, AMC Stubs® membership fees, ticket sales, gift card income and exchange ticket income. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company does not report asset information by segment because that information is not used to evaluate the performance of or allocate resources between segments.

Below is a breakdown of select financial information by reportable operating segment:

	Year Ended	Year Ended	Year Ended
Revenues (In thousands)	December 31, 2016	December 31, 2015	December 31, 2014
U.S. markets	$3,116,983	$2,940,012	$2,688,230
International markets	118,863	6,888	7,160
Total revenues	$3,235,846	$2,946,900	$2,695,390

	Year Ended	Year Ended	Year Ended
Adjusted EBITDA (1) (In thousands)	December 31, 2016	December 31, 2015	December 31, 2014
U.S. markets	$573,618	$536,811	$464,555
International markets	28,412	(357)	(630)
Total Adjusted EBITDA	$602,030	$536,454	$463,925

	Year Ended	Year Ended	Year Ended
Capital Expenditures (In thousands)	December 31, 2016	December 31, 2015	December 31, 2014
U.S. markets	$412,752	$333,423	$270,734
International markets	8,961	—	—
Total capital expenditures	$421,713	$333,423	$270,734

(1)

The Company presents Adjusted EBITDA as a supplemental measure of its performance. The Company defines Adjusted EBITDA as net earnings plus (i) income tax provision, (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance and to include any cash distributions of earnings from our equity method investees. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, which is consistent with how Adjusted EBITDA is defined in our debt indentures.

(2)	Distributions from NCM are reported entirely within the U.S. markets segment.

Financial Information About Geographic Area:

	Year Ended	Year Ended	Year Ended
Revenues	December 31, 2016	December 31, 2015	December 31, 2014
United States	$3,116,983	$2,940,012	$2,688,230
United Kingdom	56,876	6,888	7,160
Italy	20,984	—	—
Spain	19,989	—	—
Germany	14,128	—	—
Other foreign countries	6,886	—	—
Total	$3,235,846	$2,946,900	$2,695,390

	As of	As of
Long-term assets, net (In thousands)	December 31, 2016	December 31, 2015
United States	$6,156,885	$4,673,756
International	1,801,313	194
Total long-term assets (1)	$7,958,198	$4,673,950

(1)	Long-term assets are comprised of property, intangible assets, goodwill, deferred income tax assets and other long-term assets.

The following table sets forth a reconciliation of net earnings to Adjusted EBITDA:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(In thousands)	2016	2015	2014
Net earnings	$111,667	$103,856	$63,767
Plus:
Income tax provision	37,972	59,675	33,470
Interest expense	121,537	106,088	120,939
Depreciation and amortization	268,243	232,961	216,321
Impairment of long-lived assets	5,544	1,702	3,149
Certain operating expenses(1)	20,117	16,773	21,686
Equity in earnings of non-consolidated entities	(47,718)	(37,131)	(26,615)
Cash distributions from non-consolidated entities	40,052	34,083	35,243
Investment expense (income)	(10,154)	(6,115)	(8,145)
Other expense (income)(2)	32	10,684	(8,344)
General and administrative expense—unallocated:
Merger, acquisition and transaction costs(3)	47,895	3,398	1,161
Stock-based compensation expense(4)	6,843	10,480	11,293
Adjusted EBITDA	$602,030	$536,454	$463,925

(1)

Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens including the related accretion of interest, non-cash deferred digital equipment rent expense, and disposition of assets and other non-operating gains or losses included in operating expenses. The Company has excluded these items as they are non-cash in nature, include components of interest cost for the time value of money or are non-operating in nature.

(2)

Other expense for the prior year periods related to the cash tender offer and redemption of the 9.75% Senior Subordinated Notes due 2020. The Company has excluded other expense and income related to financing activities as the amounts are similar to interest expense or income and are non-operating in nature.

(3)	Merger, acquisition and transition costs are excluded as it is non-operating in nature.

(4)	Non-cash or non-recurring expense included in general and administrative: other.

NOTE 16 –  ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the change in accumulated other comprehensive income (loss) by component:

			Unrealized Net	Unrealized Net
		Pension and	Gain from	Gain from Equity
	Foreign	Other	Marketable	Method Investees’
(In thousands)	Currency	Benefits	Securities	Cash Flow Hedge	Total
Balance, December 31, 2015	$2,101	$(3,289)	$1,465	$2,527	$2,804
Other comprehensive income (loss) before reclassifications	(3,881)	—	589	(309)	(3,601)
Amounts reclassified from accumulated other comprehensive income	—	(280)	(1,816)	342	(1,754)
Other comprehensive income (loss)	(3,881)	(280)	(1,227)	33	(5,355)
Balance, December 31, 2016	$(1,780)	$(3,569)	$238	$2,560	$(2,551)

			Unrealized Net	Unrealized Net
		Pension and	Gain from	Gain from Equity
	Foreign	Other	Marketable	Method Investees’
(In thousands)	Currency	Benefits (1)	Securities	Cash Flow Hedge	Total
Balance, December 31, 2014	$729	$6,675	$2,677	$2,763	$12,844
Other comprehensive income (loss) before reclassifications	1,372	912	(1,056)	(693)	535
Amounts reclassified from accumulated other comprehensive income	—	(10,876)	(156)	457	(10,575)
Other comprehensive income (loss)	1,372	(9,964)	(1,212)	(236)	(10,040)
Balance, December 31, 2015	$2,101	$(3,289)	$1,465	$2,527	$2,804

(1)	See Note 11 - Employee Benefit Plans for further information regarding amounts reclassified from accumulated other comprehensive income.

The tax effects allocated to each component of other comprehensive income (loss) is as follows:

	Year Ended
	December 31, 2016			December 31, 2015			December 31, 2014
		Tax			Tax			Tax
	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax
(In thousands)	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized foreign currency translation adjustment (1)	$(3,110)	$(771)	$(3,881)	$2,250	$(878)	$1,372	$1,603	$(625)	$978
Pension and other benefit adjustments:									—
Net gain (loss) arising during the period	(526)	233	(293)	272	(106)	166	(22,202)	8,659	(13,543)
Prior service credit arising during the period	—	—	—	1,223	(477)	746	—	—	—
Amortization of net (gain) loss reclassified into general and administrative: other	27	(11)	16	(2,752)	1,073	(1,679)	(1,382)	538	(844)
Amortization of prior service credit reclassified into general and administrative: other	—	—	—	(2,888)	1,126	(1,762)	(1,665)	649	(1,016)
Curtailment gain reclassified into general and administrative: other	—	—	—	(11,867)	4,628	(7,239)	—	—	—
Settlement gain reclassified into general and administrative: other	(5)	2	(3)	(321)	125	(196)	—	—	—
Marketable securities:
Unrealized net holding gain (loss) arising during the period	966	(377)	589	(1,731)	675	(1,056)	4,305	(1,678)	2,627
Realized net gain reclassified into investment expense (income)	(2,977)	1,161	(1,816)	(256)	100	(156)	(52)	21	(31)
Equity method investees' cash flow hedge:
Unrealized net holding gain (loss) arising during the period	(507)	198	(309)	(1,136)	443	(693)	(96)	37	(59)
Realized net loss reclassified into equity in earnings of non-consolidated entities	559	(217)	342	748	(291)	457	865	(337)	528
Other comprehensive income (loss)	$(5,573)	$218	$(5,355)	$(16,458)	$6,418	$(10,040)	$(18,624)	$7,264	$(11,360)

(1)	Deferred tax impacts of foreign currency translation for the Odeon international operations acquired during 2016 have not been recorded due to the Company’s intent to remain permanently invested.

NOTE 17 –  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Years Ended December 31, 2016, December 31, 2015, and December 31, 2014

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, Financial statements of guarantors and issuers of guaranteed securities registered or being registered. Each of the subsidiary guarantors are 100% owned by Holdings. The subsidiary guarantees of the Company’s Notes due 2022 the Sterling Notes due 2024, the Notes due 2025 and Notes due 2026 are full and unconditional and joint and several and subject to customary release provisions. The Company and its subsidiary guarantors’ investments in its consolidated subsidiaries are presented under the equity method of accounting.

Year Ended December 31, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$1,945,162	$104,266	$—	$2,049,428
Food and beverage	—	972,940	46,153	—	1,019,093
Other theatre	—	152,346	14,979	—	167,325
Total revenues	—	3,070,448	165,398	—	3,235,846
Operating costs and expenses
Film exhibition costs	—	1,039,948	49,553	—	1,089,501
Food and beverage costs	—	134,199	7,968	—	142,167
Operating expense	—	830,824	42,632	—	873,456
Rent	—	491,131	14,332	—	505,463
General and administrative:
Merger, acquisition and transaction costs	—	46,943	952	—	47,895
Other	1,996	84,800	3,923	—	90,719
Depreciation and amortization	—	252,948	15,295	—	268,243
Impairment of long-lived assets	—	5,544	—	—	5,544
Operating costs and expenses	1,996	2,886,337	134,655	—	3,022,988
Operating income (loss)	(1,996)	184,111	30,743	—	212,858
Other expense (income):
Equity in net (earnings) loss of subsidiaries	(119,732)	(32,669)	—	152,401	—
Other expense (income)	—	(429)	(17)	—	(446)
Interest expense:
Corporate borrowings	110,526	123,671	57	(123,523)	110,731
Capital and financing lease obligations	—	8,490	2,316	—	10,806
Equity in earnings of non-consolidated entities	—	(46,920)	(798)	—	(47,718)
Investment income	(104,457)	(28,327)	(893)	123,523	(10,154)
Total other expense (income)	(113,663)	23,816	665	152,401	63,219
Earnings before income taxes	111,667	160,295	30,078	(152,401)	149,639
Income tax provision	—	40,563	(2,591)	—	37,972
Net earnings	$111,667	$119,732	$32,669	$(152,401)	$111,667

Year Ended December 31, 2015:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$1,887,584	$4,453	$—	$1,892,037
Food and beverage	—	908,153	1,933	—	910,086
Other theatre	—	144,275	502	—	144,777
Total revenues	—	2,940,012	6,888	—	2,946,900
Operating costs and expenses
Film exhibition costs	—	1,019,327	2,130	—	1,021,457
Food and beverage costs	—	128,144	425	—	128,569
Operating expense	75	791,917	3,730	—	795,722
Rent	—	465,830	1,992	—	467,822
General and administrative:
Merger, acquisition and transaction costs	—	3,398	—	—	3,398
Other	—	58,174	38	—	58,212
Depreciation and amortization	—	232,896	65	—	232,961
Impairment of long-lived assets	—	1,702	—	—	1,702
Operating costs and expenses	75	2,701,388	8,380	—	2,709,843
Operating income (loss)	(75)	238,624	(1,492)	—	237,057
Other expense (income):
Equity in net (earnings) loss of subsidiaries	(93,375)	994	—	92,381	—
Other expense (income)	—	10,684	—	—	10,684
Interest expense:
Corporate borrowings	97,163	129,517	—	(129,823)	96,857
Capital and financing lease obligations	—	9,231	—	—	9,231
Equity in earnings of non-consolidated entities	—	(37,131)	—	—	(37,131)
Investment income	(107,719)	(27,721)	(498)	129,823	(6,115)
Total other expense (income)	(103,931)	85,574	(498)	92,381	73,526
Earnings (loss) before income taxes	103,856	153,050	(994)	(92,381)	163,531
Income tax provision	—	59,675	—	—	59,675
Net earnings (loss)	$103,856	$93,375	$(994)	$(92,381)	$103,856

Year Ended December 31, 2014:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$1,760,781	$4,607	$—	$1,765,388
Food and beverage	—	795,789	1,946	—	797,735
Other theatre	—	131,931	336	—	132,267
Total revenues	—	2,688,501	6,889	—	2,695,390
Operating costs and expenses
Film exhibition costs	—	932,108	2,138	—	934,246
Food and beverage costs	—	111,532	459	—	111,991
Operating expense	96	729,282	3,960	—	733,338
Rent	—	453,106	2,133	—	455,239
General and administrative:
Merger, acquisition and transaction costs	—	1,161	—	—	1,161
Other	—	64,831	42	—	64,873
Depreciation and amortization	—	216,258	63	—	216,321
Impairment of long-lived assets	—	3,149	—	—	3,149
Operating costs and expenses	96	2,511,427	8,795	—	2,520,318
Operating income (loss)	(96)	177,074	(1,906)	—	175,072
Other expense (income):
Equity in net (earnings) loss of subsidiaries	(51,401)	1,905	—	49,496	—
Other expense (income)	—	(8,344)	—	—	(8,344)
Interest expense:
Corporate borrowings	110,861	149,759	—	(149,548)	111,072
Capital and financing lease obligations	—	9,867	—	—	9,867
Equity in earnings of non-consolidated entities	—	(26,615)	—	—	(26,615)
Investment income	(123,636)	(34,056)	(1)	149,548	(8,145)
Total other expense (income)	(64,176)	92,516	(1)	49,496	77,835
Earnings (loss) before income taxes	64,080	84,558	(1,905)	(49,496)	97,237
Income tax provision	—	33,470	—	—	33,470
Earnings (loss) from continuing operations	64,080	51,088	(1,905)	(49,496)	63,767
Gain from discontinued operations, net of income taxes	—	313	—	—	313
Net earnings (loss)	$64,080	$51,401	$(1,905)	$(49,496)	$64,080

Year Ended December 31, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings	$111,667	$119,732	$32,669	$(152,401)	$111,667
Equity in other comprehensive income (loss) of subsidiaries	(5,355)	(3,629)	—	8,984	—
Unrealized foreign currency translation adjustment, net of tax	—	(181)	(3,700)	—	(3,881)
Pension and other benefit adjustments:
Net gain (loss) arising during the period, net of tax	—	(364)	71	—	(293)
Amortization of net loss (gain) reclassified into general and administrative: other, net of tax	—	16	—	—	16
Settlement gain reclassified into general and administrative, other, net of tax	—	(3)	—	—	(3)
Marketable securities:					—
Unrealized holding gain arising during the period, net of tax	—	589	—	—	589
Realized net gain reclassified into investment income, net of tax	—	(1,816)	—	—	(1,816)
Equity method investees’ cash flow hedge:					—
Unrealized net holding loss arising during the period, net of tax	—	(309)	—	—	(309)
Realized net loss reclassified into equity in earnings of non-consolidated entities, net of tax	—	342	—	—	342
Other comprehensive income (loss)	(5,355)	(5,355)	(3,629)	8,984	(5,355)
Total comprehensive income	$106,312	$114,377	$29,040	$(143,417)	$106,312

Year Ended December 31, 2015:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$103,856	$93,375	$(994)	$(92,381)	$103,856
Equity in other comprehensive income (loss) of subsidiaries	(10,040)	552	—	9,488	—
Unrealized foreign currency translation adjustment, net of tax	—	820	552	—	1,372
Pension and other benefit adjustments:
Net gain arising during the period, net of tax	—	166	—	—	166
Prior service credit arising during the period, net of tax	—	746	—	—	746
Amortization of net (gain) loss reclassified into general and administrative: other, net of tax	—	(1,679)	—	—	(1,679)
Amortization of prior service credit reclassified into general and administrative: other, net of tax	—	(1,762)	—	—	(1,762)
Curtailment gain reclassified into general and administrative: other, net of tax	—	(7,239)	—	—	(7,239)
Settlement gain reclassified into general and administrative: other, net of tax	—	(196)	—	—	(196)
Marketable securities:
Unrealized holding loss arising during the period, net of tax	—	(1,056)	—	—	(1,056)
Realized net gain reclassified into net investment income, net of tax	—	(156)	—	—	(156)
Equity method investees’ cash flow hedge:
Unrealized net holding loss arising during the period, net of tax	—	(693)	—	—	(693)
Realized net loss reclassified into equity in earnings of non-consolidated entities, net of tax	—	457	—	—	457
Other comprehensive income (loss)	(10,040)	(10,040)	552	9,488	(10,040)
Total comprehensive income (loss)	$93,816	$83,335	$(442)	$(82,893)	$93,816

Year Ended December 31, 2014:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$64,080	$51,401	$(1,905)	$(49,496)	$64,080
Equity in other comprehensive income (loss) of subsidiaries	(11,360)	732	—	10,628	—
Unrealized foreign currency translation adjustment, net of tax	—	246	732	—	978
Pension and other benefit adjustments:
Net loss arising during the period, net of tax	—	(13,543)	—	—	(13,543)
Amortization of net (gain) loss reclassified into general and administrative: other, net of tax	—	(844)	—	—	(844)
Amortization of prior service credit reclassified into general and administrative: other, net of tax	—	(1,016)	—	—	(1,016)
Marketable securities:
Unrealized holding gain arising during the period, net of tax	—	2,627	—	—	2,627
Realized net gain reclassified into net investment income, net of tax	—	(31)	—	—	(31)
Equity method investees’ cash flow hedge:
Unrealized net holding loss arising during the period, net of tax	—	(59)	—	—	(59)
Realized net loss reclassified into equity in earnings of non-consolidated entities, net of tax	—	528	—	—	528
Other comprehensive income (loss)	(11,360)	(11,360)	732	10,628	(11,360)
Total comprehensive income (loss)	$52,720	$40,041	$(1,173)	$(38,868)	$52,720

As of December 31, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and equivalents	$2,989	$94,733	$109,351	$—	$207,073
Receivables, net	201	165,867	47,599	—	213,667
Other current assets	1,842	151,862	109,199	—	262,903
Total current assets	5,032	412,462	266,149	—	683,643
Investment in equity of subsidiaries	2,330,743	709,662	—	(3,040,405)	—
Property, net	—	1,585,577	1,450,282	—	3,035,859
Intangible assets, net	—	228,373	136,769	—	365,142
Intercompany advances	3,443,793	(1,781,339)	(1,662,454)	—	—
Goodwill	(2,143)	2,422,094	1,513,009	—	3,932,960
Deferred tax asset	—	87,541	2,904	—	90,445
Other long-term assets	7,706	475,860	50,226	—	533,792
Total assets	$5,785,131	$4,140,230	$1,756,885	$(3,040,405)	$8,641,841
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$380,994	$120,767	$—	$501,761
Accrued expenses and other liabilities	17,613	197,569	113,767	—	328,949
Deferred revenues and income	—	232,357	44,880	—	277,237
Current maturities of corporate borrowings and capital and financing lease obligations	13,806	10,799	56,638	—	81,243
Total current liabilities	31,419	821,719	336,052	—	1,189,190
Corporate borrowings	3,742,978	2,777	—	—	3,745,755
Capital and financing lease obligations	—	83,863	525,496	—	609,359
Exhibitor services agreement	—	359,244	35	—	359,279
Deferred tax liability	—	—	20,962	—	20,962
Other long-term liabilities	—	541,884	164,678	—	706,562
Total liabilities	3,774,397	1,809,487	1,047,223	—	6,631,107
Temporary equity	1,080	—	—	—	1,080
Stockholders’ equity	2,009,654	2,330,743	709,662	(3,040,405)	2,009,654
Total liabilities and stockholders’ equity	$5,785,131	$4,140,230	$1,756,885	$(3,040,405)	$8,641,841

As of December 31, 2015:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and equivalents	$1,944	$167,023	$42,283	$—	$211,250
Receivables, net	(21)	105,477	53	—	105,509
Other current assets	—	96,302	1,306	—	97,608
Total current assets	1,923	368,802	43,642	—	414,367
Investment in equity of subsidiaries	1,638,903	31,609	—	(1,670,512)	—
Property, net	—	1,401,686	242	—	1,401,928
Intangible assets, net	—	237,376	—	—	237,376
Intercompany advances	1,805,829	(1,811,112)	5,283	—	—
Goodwill	(2,143)	2,408,834	—	—	2,406,691
Deferred tax asset	295	125,903	—	—	126,198
Other long-term assets	9,686	492,057	14	—	501,757
Total assets	$3,454,493	$3,255,155	$49,181	$(1,670,512)	$5,088,317
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$312,591	$434	$—	$313,025
Accrued expenses and other liabilities	7,188	151,619	(143)	—	158,664
Deferred revenues and income	—	221,679	—	—	221,679
Current maturities of corporate borrowings and capital and financing lease obligations	8,806	9,980	—	—	18,786
Total current liabilities	15,994	695,869	291	—	712,154
Corporate borrowings	1,898,432	4,166	—	—	1,902,598
Capital and financing lease obligations	—	93,273	—	—	93,273
Exhibitor services agreement	—	377,599	—	—	377,599
Other long-term liabilities	—	445,345	17,281	—	462,626
Total liabilities	1,914,426	1,616,252	17,572	—	3,548,250
Temporary equity	1,364	—	—	—	1,364
Stockholders’ equity	1,538,703	1,638,903	31,609	(1,670,512)	1,538,703
Total liabilities and stockholders’ equity	$3,454,493	$3,255,155	$49,181	$(1,670,512)	$5,088,317

Year Ended December 31, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$7,238	$438,652	$(14,235)	$—	$431,655
Cash flows from investing activities:
Capital expenditures	—	(410,906)	(10,807)	—	(421,713)
Acquisition of Odeon, net of cash acquired	—	(480,338)	41,605		(438,733)
Acquisition of Carmike, net of cash acquired	—	(584,291)	86,493		(497,798)
Acquisition of Starplex, net of cash acquired	—	681	—	—	681
Proceeds from disposition of long-term assets	—	19,909	—	—	19,909
Investments in non-consolidated entities, net	—	(10,481)	—	—	(10,481)
Other, net	—	(6,515)	—	—	(6,515)
Net cash provided by (used in) investing activities	—	(1,471,941)	117,291	—	(1,354,650)
Cash flows from financing activities:
Proceeds from the issuance of Term Loan due 2023	498,750	—	—	—	498,750
Proceeds from issuance of Senior Subordinated Sterling Notes due 2024	310,000	—	—	—	310,000
Proceeds from issuance of Senior Subordinated Notes due 2026	595,000	—	—	—	595,000
Proceeds from issuance of Bridge Loan due 2017	350,000	—	—	—	350,000
Payment of Odeon Senior Subordinated GBP Notes due 2018	(380,678)	—	—	—	(380,678)
Payment of Odeon Senior Subordinated EUR Notes due 2018	(212,495)	—	—	—	(212,495)
Payments under Revolving Credit Facility	(75,000)	—	—	—	(75,000)
Payments of stock issuance costs	(763)	—	—	—	(763)
Principal payments under Term Loan	(8,806)	—	—	—	(8,806)
Principal payments under capital and financing lease obligations	—	(8,591)	(2,261)	—	(10,852)
Principal payments under promissory note	—	(1,389)	—	—	(1,389)
Cash used to pay dividends	(79,627)	—	—	—	(79,627)
Deferred financing fees	(65,877)	—	—	—	(65,877)
Change in intercompany advances	(935,110)	968,063	(32,953)	—	—
Net cash provoded by (used in) financing activities	(4,606)	958,083	(35,214)	—	918,263
Effect of exchange rate changes on cash and equivalents	(1,587)	2,916	(774)	—	555
Net increase (decrease) in cash and equivalents	1,045	(72,290)	67,068	—	(4,177)
Cash and equivalents at beginning of period	1,944	167,023	42,283	—	211,250
Cash and equivalents at end of period	$2,989	$94,733	$109,351	$—	$207,073

Year Ended December 31, 2015:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by operating activities	$15,017	$449,121	$3,419	$—	$467,557
Cash flows from investing activities:
Capital expenditures	—	(333,395)	(28)	—	(333,423)
Acquisition of Starplex Cinemas, net of cash acquired	—	(172,853)	—	—	(172,853)
Proceeds from disposition of long-term assets	—	604	—	—	604
Investments in non-consolidated entities, net	—	(1,915)	—	—	(1,915)
Other, net	—	(1,849)	—	—	(1,849)
Net cash used in investing activities	—	(509,408)	(28)	—	(509,436)
Cash flows from financing activities:
Proceeds from issuance of Senior Subordinated Notes due 2025	600,000	—	—	—	600,000
Proceeds from extension and modification of Term Loan due 2022	124,375	—	—	—	124,375
Repurchase of Senior Subordinated Notes due 2020	(645,701)	—	—	—	(645,701)
Net borrowings under Revolving Credit Facility	75,000	—	—	—	75,000
Principal payments under Term Loan	(5,813)	—	—	—	(5,813)
Principal payments under capital and financing lease obligations	—	(7,840)	—	—	(7,840)
Principal payments under promissory note	—	(1,389)	—	—	(1,389)
Principal amount of coupon payment under Senior Subordinated Notes due 2020	(3,486)	—	—	—	(3,486)
Deferred financing costs	(21,252)	—	—	—	(21,252)
Change in intercompany advances	(60,042)	62,742	(2,700)	—	—
Cash used to pay dividends	(78,608)	—	—	—	(78,608)
Net cash used in financing activities	(15,527)	53,513	(2,700)	—	35,286
Effect of exchange rate changes on cash and equivalents	—	(320)	(43)	—	(363)
Net decrease in cash and equivalents	(510)	(7,094)	648	—	(6,956)
Cash and equivalents at beginning of period	2,454	174,117	41,635	—	218,206
Cash and equivalents at end of period	$1,944	$167,023	$42,283	$—	$211,250

Year Ended December 31, 2014:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In thousands)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by operating activities	$13,212	$280,990	$3,100	$—	$297,302
Cash flows from investing activities:
Capital expenditures	—	(270,677)	(57)	—	(270,734)
Proceeds from disposition of long-term assets	—	238	—	—	238
Investments in non-consolidated entities, net	—	(1,522)	—	—	(1,522)
Other, net	—	327	—	—	327
Net cash used in investing activities	—	(271,634)	(57)	—	(271,691)
Cash flows from financing activities:
Proceeds from issuance of Senior Subordinated Notes due 2022	375,000	—	—	—	375,000
Repurchase of Senior Notes due 2019	(639,728)	—	—	—	(639,728)
Payment of initial public offering costs	—	(281)	—	—	(281)
Principal payments under Term Loan	(7,750)	—	—	—	(7,750)
Principal payments under capital and financing lease obligations	—	(6,941)	—	—	(6,941)
Principal payments under promissory note	—	(1,389)	—	—	(1,389)
Principal amount of coupon payment under Senior Subordinated Notes due 2020	(6,227)	—	—	—	(6,227)
Cash used to pay deferred financing costs	(7,952)	—	—	—	(7,952)
Cash used to pay dividends	(58,504)	—	—	—	(58,504)
Purchase of treasury stock	(92)	—	—	—	(92)
Change in intercompany advances	331,867	(328,651)	(3,216)	—	—
Net cash used in financing activities	(13,386)	(337,262)	(3,216)	—	(353,864)
Effect of exchange rate changes on cash and equivalents	—	34	(29)	—	5
Net decrease in cash and equivalents	(174)	(327,872)	(202)	—	(328,248)
Cash and equivalents at beginning of period	2,628	501,989	41,837	—	546,454
Cash and equivalents at end of period	$2,454	$174,117	$41,635	$—	$218,206

NOTE 18 – SUBSEQUENT EVENTS

On February 13, 2017, the Company completed an additional public offering of 19,047,619 shares of Class A common stock at a price of $31.50 per share ($600,000,000), resulting in net proceeds of $579,000,000 after underwriters commission. The Company used a portion of the net proceeds to repay the aggregate principal amount of the Bridge Loan of $350,000,000.

On February 13, 2017, in connection with the additional public offering of Class A common stock, Mr. Aron purchased 31,747 shares of our Class A common stock at a price of $31.50 per share and on the same terms as the other purchasers in the offering.

On February 14, 2017, Holdings’ Board of Directors declared a cash dividend in the amount of $0.20 per share on Class A and Class B common stock, payable on March 27, 2017 to stockholders of record on March 13, 2017.

On February 17, 2017, the Company completed an additional public offering of 1,283,255 shares of Class A common stock at a price of $31.50 per share ($40,423,000), resulting in net proceeds of $39,000,000, pursuant to the partial exercise of the over-allotment option granted to the underwriters.

On March 8, 2017, the Company reached an agreement to settle litigation that was pending as of December 31, 2016, giving rise to a recognized subsequent event resulting in an increase of $7,000,000 in other general and administrative expenses for the year ended December 31, 2016.

NOTE 19 –  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings from continuing operations by the weighted-average number of common shares outstanding. Diluted earnings per share includes the effects of contingently issuable RSUs and PSUs, if dilutive.

The following table sets forth the computation of basic and diluted earnings from continuing operations per common share:

	Year Ended	Year Ended	Year Ended
(In thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Numerator:
Net earnings from continuing operations	$111,667	$103,856	$63,767
Denominator (shares in thousands):
Weighted average shares for basic earnings per common share	98,838	97,963	97,506
Common equivalent shares for RSUs and PSUs	34	66	194
Shares for diluted earnings per common share	98,872	98,029	97,700
Basic earnings per common share	$1.13	$1.06	$0.65
Diluted earnings per common share	$1.13	$1.06	$0.65

Vested RSUs have dividend rights identical to the Company’s Class A and Class B common stock and are treated as outstanding shares for purposes of computing basic and diluted earnings per share. Unvested RSUs and unvested PSUs are subject to performance conditions and are included in diluted earnings per share, if dilutive, using the treasury stock method based on the number of shares, if any, that would be issuable under the terms of the Company’s 2013 Equity Incentive Plan if the end of the reporting period were the end of the contingency period. During the years ended December 31, 2016 and December 31, 2015, unvested PSUs of 83,477 at the minimum performance target and unvested performance based RSU’s of 90,654 were not included in the computation of diluted earnings per share as vesting conditions were not met at the end of the reporting period.

NOTE 20 – SUPPLEMENTAL FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

	2016
	Quarter	Quarter	Quarter	Quarter	Year
	Ended	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
(In Thousands, except per share data)	2016	2016	2016	2016	2016
Total revenues	$766,017	$763,962	$779,771	$926,096	$3,235,846
Operating income	59,251	55,604	65,524	32,479	212,858
Net earnings (1)	$28,291	$23,967	$30,436	$28,973	$111,667

Basic earnings per share:	$0.29	$0.24	$0.31	$0.29	$1.13

Diluted earnings per share:	$0.29	$0.24	$0.31	$0.29	$1.13

(1)

Income tax provision included a benefit of $19,200,000 during the three months ended December 31, 2016 related to resolution of an uncertain tax position. Merger, acquisition and transaction costs include a $10,000,000 management transaction bonus financed by a capital contribution from Wanda and related to the successful completion of the Odeon and Carmike acquisitions during the quarter ended December 31, 2016. General and administrative: other includes $7,000,000 of expense related to the settlement of litigation during the quarter ended December 31, 2016.

	2015
	Quarter	Quarter	Quarter	Quarter	Year
	Ended	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
(In Thousands, except per share data)	2015	2015	2015	2015	2015
Total revenues	$653,124	$821,079	$688,840	$783,857	$2,946,900
Operating income	32,053	94,173	35,539	75,292	237,057
Net earnings (1)	6,138	43,923	12,178	41,617	103,856

Basic earnings per share	$0.06	$0.45	$0.12	$0.42	$1.06

Diluted earnings per share	$0.06	$0.45	$0.12	$0.42	$1.06

(1)

Other expense (income) during the year ended December 31, 2015 was primarily due to a loss on extinguishment of indebtedness related to the cash tender offer and redemption of the Notes due 2020 of $9,318,000 and the modification of the Senior Secured Credit Facility of $1,366,000.

	2014
	Quarter	Quarter	Quarter	Quarter	Year
	Ended	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
(In Thousands, except per share data)	2014	2014	2014	2014	2014
Total revenues	$622,758	$726,573	$633,904	$712,155	$2,695,390
Operating income	17,539	68,397	28,514	60,622	175,072
Earnings (loss) from continuing operations(1)	(4,842)	31,414	7,376	29,819	63,767
Gain (loss) from discontinued operations, net of income taxes	334	(21)	—	—	313
Net earnings (loss)	$(4,508)	$31,393	$7,376	$29,819	$64,080
Basic earnings (loss) per share:
Earnings from continuing operations	$(0.05)	$0.32	$0.08	$0.31	$0.65
Gain from discontinued operations	—	—	—	—	0.01
Basic earnings (loss) per share	$(0.05)	$0.32	$0.08	$0.31	$0.66
Diluted earnings (loss) per share:
Earnings from continuing operations	$(0.05)	$0.32	$0.08	$0.30	$0.65
Gain from discontinued operations	—	—	—	—	0.01
Diluted earnings (loss) per share	$(0.05)	$0.32	$0.08	$0.30	$0.66

(1)

Other expense (income) for the year ended December 31, 2014 was primarily due to a gain on extinguishment of indebtedness related ti the cash tender offer and redemption of the Notes due 2019 of $8,386,000.

Independent Auditor's Report

The Members

Digital Cinema Implementation Partners, LLC

We have audited the accompanying consolidated financial statements of Digital Cinema Implementation Partners, LLC and Subsidiaries, which comprise the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, members' equity and cash flows for each of the three years in the period ended December 31, 2016, and the related notes to the financial statements.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Cinema Implementation Partners, LLC and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in accordance with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Roseland, New Jersey

February 17, 2017

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$4,173	$17,605
Accounts receivable, net	40,742	30,968
Other current assets	212	260
Total current assets	45,127	48,833
Property and equipment, net	721,325	783,625
Deferred warranty reimbursement costs, net	100,604	125,141
Restricted cash	4,372	5,931
Derivative assets	620	444
Other noncurrent assets	31,686	36,994
Total assets	$903,734	$1,000,968

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,012	$8,790
Warranty reimbursement liability, current	32,799	23,743
Total current liabilities	44,811	32,533
Warranty reimbursement liability (excluding current)	144,246	177,653
Long-term debt, net	317,317	461,211
Other noncurrent liabilities	-	6
Total liabilities	506,374	671,403

Commitments

Members' equity	397,360	329,565
Total liabilities and members' equity	$903,734	$1,000,968

See Notes to Consolidated Financial Statements.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in thousands)

	Years Ended December 31,
	2016	2015	2014
REVENUES
Virtual print fees	$183,242	$178,993	$174,769
Exhibitor lease fees	14,998	14,962	14,783
Alternative content fees	1,659	1,657	1,364
Peak period payments	4,393	2,930	1,483
Management fees	3,284	3,027	2,628
Sales revenue	456	44	-
Subtotal, operating revenues	208,032	201,613	195,027

Warranty reimbursement costs	(23,887)	(24,075)	(23,885)
Exhibitor lease, step-up rent adjustment	(5,308)	(5,282)	(418)
Net operating revenues	178,837	172,256	170,724

OPERATING EXPENSES
General and administrative	9,825	8,066	8,371
Depreciation and amortization	61,092	60,741	60,397
Total operating expenses	70,917	68,807	68,768
Operating income	107,920	103,449	101,956

INTEREST EXPENSE
Interest expense	15,472	21,194	31,305
Paid-in-kind interest	-	-	(13)
Amortization of deferred financing costs	1,953	2,833	2,869
Total interest expense	17,425	24,027	34,161

OTHER INCOME (EXPENSE)
Interest income	9	2	12
Gain (loss) on sale of assets	(1,121)	104	(129)
Loss on refinancing	-	-	(5,982)
Other income	102	74	54
Total other income (expense)	(1,010)	180	(6,045)

Income before taxes	89,485	79,602	61,750

Income tax expense	333	347	456

Net income	89,152	79,255	61,294

OTHER COMPREHENSIVE INCOME (LOSS)
Gain (loss) on interest rate swap contracts	176	(2,142)	(2,515)

Comprehensive income	$89,328	$77,113	$58,779

See Notes to Consolidated Financial Statements.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

($ in thousands)

	Years Ended December 31,
	2016	2015	2014

Balance, beginning of year	$329,565	$252,328	$201,760
Capital contributions	2,528	4,424	6,789
Distributions to Members	(24,061)	(4,300)	(15,000)
Net income	89,152	79,255	61,294
Balance before other comprehensive income (loss)	397,184	331,707	254,843
Other comprehensive income (loss) - gain (loss) on derivatives	176	(2,142)	(2,515)
Balance, end of year	$397,360	$329,565	$252,328

See Notes to Consolidated Financial Statements.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Years Ended December 31,
	2016	2015	2014
Operating activities:
Net income	$89,152	$79,255	$61,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,092	60,741	60,397
Amortization of deferred warranty reimbursement costs	23,887	24,075	23,885
Amortization of deferred financing costs	1,953	2,833	2,869
(Gain) loss on sale of assets	1,121	(104)	129
Loss on refinancing	-	-	5,982
Paid-in-kind interest	-	-	(13)
Changes in operating assets and liabilities:
Accounts receivable	(9,774)	6,411	(3,268)
Other current and noncurrent assets	5,356	5,263	425
Accounts payable and accrued liabilities	1,465	1,359	707
Warranty reimbursement liability	(17,060)	(12,096)	(8,199)
Payment of prior period warranty reimbursement liability	(4,695)	(3,314)	(2,272)
Other noncurrent liabilities	(6)	(27)	(25)
Net cash provided by operating activities	152,491	164,396	141,911

Investing activities:
Purchase of property and equipment	(1,447)	(8,874)	(17,401)
Payment of prior period property and equipment	(312)	(1,480)	(2,407)
Sale of property and equipment	1,657	1,856	1,955
Restricted cash	1,559	973	1,948
Net cash provided by (used in) investing activities	1,457	(7,525)	(15,905)

Financing activities:
Increase in long-term debt	-	-	30,000
Paydown of long-term debt	(145,000)	(155,000)	(238,185)
Capital contributions from Members	2,528	4,424	6,789
Distributions to Members	(24,061)	(4,300)	(15,000)
Deferred financing costs	(847)	-	-
Net cash used in financing activities	(167,380)	(154,876)	(216,396)

Net increase (decrease) in cash and cash equivalents	(13,432)	1,995	(90,390)
Cash and cash equivalents, beginning of year	17,605	15,610	106,000
Cash and cash equivalents, end of year	$4,173	$17,605	$15,610

Supplemental schedule of non-cash investing and financing activities:

Additions to property and equipment included in accounts payable and accrued liabilities	$123	$312	$1,480

Warranty reimbursement payable in accounts payable and accrued liabilities	$6,641	$4,695	$3,314

Deferred warranty asset and warranty reimbursement obligation	$(650)	$120	$1,122

See Notes to Consolidated Financial Statements.

Note 1 - Nature of Operations

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

Digital Systems are purchased by Kasima and leased to each Founding Member or one of its affiliates (each such entity, an "Exhibitor") pursuant to the terms of a Master Equipment Lease Agreement ("ELA"). Kasima facilitates the installation of the leased Digital Systems into each Exhibitor's theatres pursuant to the terms of an Installation Agreement. The Exhibitor is responsible for the ongoing maintenance and insurance of the Digital Systems. The Company has also entered into (and assigned to Kasima) long-term Digital Cinema Deployment Agreements ("DCDAs") with six major motion picture studios ("Major Studios") pursuant to which Kasima receives a virtual print fee ("VPF") each time the studio books a film or certain other content on the Digital Systems.  Other content distributors have entered into DCDAs or shorter term agreements with the Company that provide for the payment of VPFs (or as more fully described and defined in Note 2, alternative content fees or ACFs) to Kasima for bookings of the distributor’s content on a Digital System.  One such distributor, AC JV, LLC (“Fathom Events”), is related to Kasima through common ownership.

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

On September 1, 2014, DCIP entered into a long-term MSA with Fathom Events to provide it with management services and amended the agreement on April 1, 2015 to include additional services.  During 2016, DCIP entered into a second agreement with Fathom Events to develop a custom screen monitoring software application and to provide management services and support related to the application upon its deployment.

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of DCIP and its subsidiaries. Intercompany accounts have been eliminated in consolidation.

New accounting standard

In 2016, the Company adopted new Financial Accounting Standards Board guidance regarding the presentation on its consolidated balance sheets of the costs of issuance of debt. The new guidance requires presenting such unamortized costs as a direct reduction of the outstanding face value of the debt (see Note 7).

Previously, the Company reflected unamortized debt issuance costs as deferred charges in the consolidated balance sheets, and has retroactively reclassified 2015 amounts to conform to the new debt reduction presentation. The reclassification reduced total assets and debt at December 31, 2015 by $3,789,000 with no effect on consolidated members’ equity or cash flows.

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

Concentration of credit risk

For the years ended December 31, 2016 and 2015, the Company had four customers that represented 44% and 49%, respectively, of operating revenues and for the year ended December 31, 2014, three customers represented 38% of operating revenues. At December 31, 2016 and 2015, four customers that represented 57% and 59%, respectively, of net accounts receivable. These customers are each parties to DCDAs. None of the Company's other customers individually represented more than 10% of operating revenues or accounts receivable at December 31, 2016 or 2015, or for the years ended December 31, 2016, 2015 and 2014.

The Company has credit risk associated with certain accounts receivable, which consists primarily of amounts owed by the Major Studios and other digital content distributors. The Company actively monitors the status of its accounts receivable and has mechanisms in place to minimize the potential for incurring material accounts receivable credit losses. At December 31, 2016 and 2015, management has determined that there is no requirement for an allowance for doubtful accounts.

Concentration of suppliers

The Company currently purchases Digital System components from a limited number of suppliers. In 2016, 2015 and 2014, two, three and four suppliers represented 76%, 75% and 85%, respectively, of the amount spent by the Company on Digital System component purchases.

Concentration in foreign countries

The Company originally leased Digital Systems to AMC (pursuant to its ELA) for theatres located in Canada and receives revenues from CDCP pursuant to the CDCP MSA. In 2013, AMC sold the last of its Canadian theatres and, as a result, the Company no longer leases Digital Systems to AMC in Canada. The revenue previously earned from these operations was paid to the Company in U.S. dollars. For the years ended December 31, 2016, 2015 and 2014, revenues earned from Canadian sources totaled $1,812,000, $1,784,000 and $1,776,000, respectively. The carrying value of equipment deployed in Canada at December 31, 2016 and 2015 was zero. Revenue earned by the Company under the CNI MSA for theatres located in Latin America was $825,000, $825,000 and $794,000, for the years ended December 31, 2016, 2015 and 2014 respectively.

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

Property and equipment, net

Property and equipment, net, is stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets as follows:

Computer equipment and software	3-5 years
Leasehold improvements	5 years
Digital cinema projection equipment	17.5 years
Furniture and fixtures	7 years

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

Deferred financing costs, net

Deferred financing costs are amortized on an interest method basis for the Credit Facility and a straight-line basis for the Note Facility (prior to its retirement on March 31, 2014), each as described in Note 7 and each by a charge to interest expense over the terms of the respective financing agreements and reported as a reduction of long- term debt, net.  Accumulated amortization of deferred financing costs at December 31, 2016 and 2015 totaled $9,293,000 and $7,340,000, respectively.

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

Level 1:Quoted market prices in active markets for identical assets or liabilities.

Level 2:Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3:Unobservable inputs reflecting the reporting entity's own assumptions.

The following table sets forth, by level, the fair value measurements of the Company's consolidated financial assets ($ in thousands):

Fair Value Measurements

December 31,
	2016	Level 1	Level 2	Level 3
Fair value of Interest Rate Swap	$620(1)	$ -	$ 620	$ -

(1) Reported in derivative assets on the consolidated balance sheets.

The fair value of the Company's asset under its Interest Rate Swap (as defined below) is based upon observable market-based inputs that reflect the present values of the difference between estimated future fixed rate payments and future variable receipts and, therefore, is classified within Level 2. The Level 2 fair value of the Company's Interest Rate Swap at December 31, 2015 was $444,000.

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

Income taxes

The Company is a limited liability company and, as such, is treated as a partnership for federal and state income tax purposes. Accordingly, as a partnership for tax purposes, the Company is not a taxable entity for federal income taxes and is not subject to significant state income taxes.  However, the Company does pay certain state taxes based on revenue that are reported as income tax expense on the consolidated statements of operations and comprehensive income. Income or loss of the Company as a limited liability company is reported to and included in the individual income tax returns of its members. Tax years ended December 31, 2016, 2015 and 2014 remain open to examination by federal and state taxing authorities with regard to the allocation of income or losses by the Company to its members.

Impairment of long-lived assets

The Company reviews the recoverability of its long-lived assets when events or conditions exist that indicate a possible impairment. The assessment for recoverability is based primarily on the Company's ability to recover the carrying value of its long-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of an asset, the asset is deemed not to be recoverable and possibly impaired. The Company then estimates the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the carrying value of the asset exceeds its fair value. Fair value is determined by computing the expected future discounted cash flows. No impairment charges were recorded for the years ended December 31, 2016, 2015 or 2014.

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

Subsequent events

The Company has evaluated subsequent events through February 17, 2017, which is the date the consolidated financial statements were available to be issued.

Note 3 - Financing Transactions

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

Note 4 - Consolidated Balance Sheet Components

Restricted cash

The Company had restricted cash of $4,372,000 and $5,931,000 at December 31, 2016 and 2015, respectively, in the form of an interest reserve escrow account related to the Credit Facility (see Note 7) and an excess cost escrow account for the funding of Digital Systems in excess of costs caps established in the related credit agreement.

Accounts receivable, net

Accounts receivable, net consists of the following ($ in thousands):

	December 31,
	2016	2015
Accounts receivable	$ 41,805	$ 32,129
Accrued revenue	205	90
Deferred revenue(1)	(1,268)	(1,251)
Total accounts receivable, net	$ 40,742	$ 30,968

(1) Deferred revenue consists of unearned amounts billed but not collected at December 31, 2016 and 2015.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consists of the following ($ in thousands):

	December 31,
	2016	2015
Warranty reimbursement payable	$ 6,641	$ 4,695
Accrued bonus and compensation	4,839	2,968
Accrued taxes payable	139	135
Other accrued liabilities	117	118
Accrued equipment purchases leased to others	89	111
Accounts payable	79	241
Accrued interest payable	68	57
Deferred revenue(1)	40	465
Total accounts payable and accrued liabilities	$ 12,012	$ 8,790

 (1) Deferred revenue consists of unearned amounts collected at December 31, 2016 and 2015.

Note 5 - Property and Equipment, net

Property and equipment, net consists of the following ($ in thousands):

	December 31,
	2016	2015
Equipment leased to others(1)	$ 1,052,067	$ 1,055,064
Equipment, not deployed	432	268
Computer equipment and software	5,872	5,455
Leasehold improvements	221	207
Furniture and fixtures	121	119
Total property and equipment	1,058,713	1,061,113
Less accumulated depreciation and amortization	(337,388)	(277,488)
Property and equipment, net	$ 721,325	$ 783,625

(1)At December 31, 2016 and 2015, the approximate carrying value of equipment leased to others was $720,000 and

  $782,000, respectively.

Note 6 - Exhibitor Lease Fees

The Company earns lease revenues and other fees through the lease of Digital Systems to the Exhibitors in accordance with the ELAs described in Note 2. The aggregate future minimum lease revenues due under non-cancellable equipment lease agreements that have initial or remaining terms in excess of one year as of December 31, 2016 are as follows ($ in thousands):

Year ending December 31,	Amount
2017	$ 14,972
2018	14,972
2019	14,972
2020	14,972
2021	14,972
Thereafter	20,734
Total	$ 95,594

Revenues earned under the ELAs for the years ended December 31, 2016, 2015 and 2014 totaled $19,699,000, $18,062,000 and $16,368,000, respectively.

Note 7- Long-term Debt, net

Credit facilities

On March 10, 2010, DCIP, Holdings and Kasima entered into a credit agreement with JPMorgan Chase Bank, N.A. as Administrative Agent and a group of lenders which agreed to provide Kasima a $110 million revolving line of credit ("Initial Revolver") and a $335 million delayed draw term loan ("Initial Term Loan").  On March 31, 2011, this credit agreement was amended and restated to include a $220 million incremental term loan (the "Incremental Term Loan" and together with the Initial Revolver and the Initial Term Loan, the "Initial Credit Facility").  Borrowings under the Initial Credit Facility were used (i) to fund the purchase and installation of Digital Systems by Kasima, (ii) to reimburse the Company for its permitted operating expenses associated with management services it provides to Kasima and Holdings pursuant to the MSA, (iii) to fund payment of fees, interest and expenses payable under the Initial Credit Facility, (iv) to fund permitted distributions in respect of the Parent Notes and (v) for other permitted operating expenses of Kasima and Holdings including interest reserve requirements, closing costs and upfront fees associated with the Initial Credit Facility. All costs of the Digital Systems exceeding established caps were funded by capital contributions from the Founding Members.

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

The Revolver is available, subject to certain conditions, through May 17, 2018, its maturity date. The maturity date of the Term Loan B is May 17, 2021 (the "Term Loan B Maturity Date"). At December 31, 2016, the Revolver was undrawn. The Revolver and Term Loan B borrowings each bear interest, at the option of Kasima, at either the Adjusted LIBO Rate or the Alternate Base Rate, each as defined in the Credit Facility, plus the defined Applicable Rate, which is

1.50% in the case of borrowings based on the Alternate Base Rate and 2.50% for borrowings based on the Adjusted LIBO Rate. The Term Loan B is further subject to an Adjusted LIBO Rate floor of 0.75%. The commitment fee on undrawn amounts in respect of the Revolver is 0.50% per annum.

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

Under the Credit Facility, the Borrower is required to maintain compliance with certain financial covenants. Material covenants included an interest coverage ratio, minimum average revenues per deployed screen, and capital expenditure limitations. At December 31, 2016, the Borrower was in compliance with all of its Credit Facility covenants.

On September 27, 2016, the Credit Facility was amended to allow Kasima to make up to $20.0 million in distributions each fiscal year subject to the satisfaction of certain conditions, including having revenue per average screen of no less than $12,475 for the most recently completed four fiscal quarter period prior to any such distribution. As part of the same amendment, the Revolver was reduced from $75.0 million to $35.0 million. Following the effective date of the amendment in 2016, Kasima made a $20.0 million distribution to its member.

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

The Company's long-term debt consists of the Term Loan B with balances at December 31, 2016 and 2015 of $320.0 million and $465.0 million, respectively, and interest rates of 3.49% and 3.25%, respectively.

The Company's aggregate maturities of long-term debt are as follows ($ in thousands):

Years ending December 31,	Amount
2017		$ -
2018		-
2019		-
2020		-
2021		-
Thereafter		320,000
Total		$ 320,000

Interest expense on long-term debt was $15,472,000, $21,194,000 and $31,292,000, for the years ended December 31, 2016, 2015 and 2014, respectively, consisting of cash interest of $15,472,000, $21,194,000 and $31,305,000, respectively, and PIK Interest of $0, $0 and ($13,000), respectively.

Long-term debt, net consists of the following ($ in thousands):

	December 31,
	2016	2015
Long-term debt	$ 320,000	$ 465,000
Deferred financing costs, net	(2,683)	(3,789)
Total long-term debt, net (1)	$ 317,317	$ 461,211

(1) The adoption of ASU 2015-03 reclassifies deferred financing costs, net, from assets to a direct reduction of long-term debt causing a decrease to both assets and liabilities of $3,789 on the previously reported consolidated balance sheets for the year ended December 31, 2015. The change did not affect consolidated members’ equity or cash flows.

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

The Interest Rate Swap contracts were entered into for interest expense cost protection from rising variable interest rates and are associated with the Company's Term Loan B which matures on May 17, 2021. Under the Interest Rate Swap contracts, the Company receives current market LIBO Rate interest payments, subject to an interest rate floor for the Term Loan B of 0.75% per annum, and pays a fixed rate of 1.29% calculated on the same notional principal amount (the "Notional Swap Amount") which changes for each fiscal quarter commencing as of the quarter ended June 30, 2013 and terminating on the contract expiration date of December 31, 2019. The Notional Swap Amount for the quarterly period ended December 31, 2016 was $296,130,000 and the then-current market LIBO Rate interest was 0.29% per annum. The protection afforded by the Interest Rate Swap extends until December 31, 2019 and the Notional Swap Amount decreases quarterly beginning September 30, 2014.

Note 8 - Retirement Plan

The Company maintains a defined contribution plan for eligible employees under Section 401(k) of the Internal Revenue Code.  The Company's plan provides for eligible employees to contribute up to 80% of eligible compensation with a Company contribution of 4% of eligible wages. All employees are eligible to participate in the plan upon hire. The Company's contributions to the plan totaled $146,000, $132,000 and $138,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 9 - Commitments

Operating leases

The Company has leased facilities in the states of New Jersey, Colorado and Minnesota. The aggregate future minimum lease payments under non-cancellable operating leases that have initial or remaining terms in excess of one year as of December 31, 2016 are as follows ($ in thousands):

Year Ending December 31,	Amount
2017	$ 187
2018	80
2019	65
2020	11
2021 and thereafter	-
Total	$ 343

Rent expense for operating leases for the years ended December 31, 2016, 2015 and 2014 totaled $168,000, $167,000 and $167,000, respectively.

Employment agreements

The Company has employment agreements with two of its key executives setting forth key compensation terms (generally annual salary plus a defined bonus) and providing each executive with a severance benefit in the case the executive's employment is terminated without cause or the executive resigns with good reason, each as defined.

Note 10 - Related Party Transactions

At December 31, 2016, all of the Company's Digital Systems are leased to the Exhibitors under the ELAs. For the years ended December 31, 2016, 2015 and 2014, revenues earned from the Exhibitors totaled $19,699,000, $18,062,000 and $16,368,000, respectively. Net accounts receivable due from the Exhibitors totaled $880,000 and $1,102,000, at December 31, 2016 and 2015, respectively, and will be settled in cash. Payments under the ELAs are generally due on the fifth day of the month after billing. At times, the Company purchases digital equipment from the Exhibitors at cost subject to caps established in the ELAs. For the years ended December 31, 2016 and 2015, the Company had no liability for reimbursement of equipment purchases due to the Exhibitors. The $6,641,000 warranty reimbursement liability represents a liability to reimburse the Exhibitors for the extended equipment warranty and other replacement costs (as defined in the ELAs) as cash payments that began in 2011 and continues through the DCDA End Date (see Note 2). Warranty reimbursements earned for the years ended December 31, 2016, 2015 and 2014 totaled $23,700,000, $16,791,000 and $11,513,000, respectively. Cash reimbursement payments for the years ended December 31, 2016, 2015 and 2014 totaled $21,755,000, $15,410,000 and $10,471,000 and payables totaled $6,641,000 and $4,695,000 as of December 31, 2016 and 2015, respectively.

In 2016, 2015 and 2014, the Exhibitors terminated their ELAs with respect to an aggregate of 54, 34, and 35 Digital Systems, respectively. Pursuant to the terms of the ELAs, the Exhibitors were required to purchase these Digital Systems from the Company at a defined Termination Amount per Digital System. In 2016, 2015 and 2014, total Termination Amounts paid by the Exhibitors in the aggregate were $1,657,000, $1,856,000 and $1,955,000, respectively, resulting in a gain (loss) on sale to the Company of ($1,121,000), $104,000 and ($129,000), in 2016, 2015, and 2014 respectively.

For the years ended December 31, 2016, 2015 and 2014, revenues earned from Fathom Events totaled $2,689,000, $2,039,000 and $1,424,000, respectively (see Note 1).  Accounts receivable due from Fathom Events at December 31, 2016 and 2015, totaled $392,000 and $161,000, respectively.

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

(b)	Management’s annual report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) of the Exchange Act. With management’s participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of December 31, 2016, based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company acquired Odeon and UCI Cinemas Holding Limited in November 2016 and Carmike Cinemas, Inc. in December 2016. Due to the timing of the acquisitions, and in accordance with SEC requirements, management excluded Odeon and UCI Cinemas Holding Limited and Carmike Cinemas, Inc. from its assessment of the effectiveness of the internal control over financial reporting as of December 31, 2016. The internal control over Odeon and UCI Cinemas Holding Limited’s and Carmike Cinemas, Inc. financial reporting is associated with total assets of $1.9 billion and $1.5 billion, respectively, and total revenues of $112.8 million and $46.5 million, respectively, included in the consolidated financial statements of AMC Entertainment Holdings, Inc. as of and for the year ended December 31, 2016. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016. The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report in Item 8 of Part II of this Annual Report on Form 10-K.

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

Item 9B.  Other Information

None

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

For information with respect to the executive officers of the Company, see “Executive Officers” included as a separate item at the end of Part I Item 1. of this Report.

All other information called for by this item is hereby incorporated herein by reference to the relevant information under the headings “Proposal 1 - Election of Directors”, “Section 16(A) Beneficial Ownership Reporting Compliance”, and “Corporate Governance” portions of our definitive proxy statement on Schedule 14A in connection with our 2017 Annual Meeting of Stockholders, to be filed within 120 days after December 31, 2016 (the “Proxy Statement”).

Item 11.   Executive Compensation.

The information called for by this item is set forth under the headings “Executive Compensation”, “Committee Report on Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Policies and Practices as They Relate to Risk Management” and “Director Compensation” in the Company’s 2017 Proxy Statement to be filed with the SEC within 120 days after December 31, 2016 and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information” in the Company’s 2017 Proxy Statement to be filed with the SEC within 120 days after December 31, 2016 and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is set forth under the headings “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s 2017 Proxy Statement to be filed with the SEC within 120 days after December 31, 2016 and is incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services

The information called for by this item is set forth under the headings “Principal Accounting Fees and Services” and “Audit Committee Pre-Approval Policy” in the Company’s 2017 Proxy Statement to be filed with the SEC within 120 days after December 31, 2016 and is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)The following financial statements are included in Part II Item 8.

(a)(2)Financial Statement Schedules—All schedules have been omitted because the necessary information is included in the Notes to the Consolidated Financial Statements.

(b)	Exhibits

A list of exhibits required to be filed as part of this report on Form 10-K is set forth in the Exhibit Index, which immediately precedes such exhibits.

(c)	Separate Financial Statements of Subsidiaries Not Consolidated

The following financial statements of Digital Cinema Implementation Partners, LLC are as follows:

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated May 21, 2012, by and among AMC Entertainment Holdings, Inc., Dalian Wanda Group Co., Ltd. and, solely with respect to certain sections, the stockholder representative referenced therein (incorporated by reference from Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on October 8, 2013, as amended).

2.2

Stock Purchase Agreement by and among AMC Entertainment Holdings, Inc., SMH Theatres, Inc., the Shareholders of SMH Theatres, Inc. and the Representative named herein dated as of July 13, 2015. (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. AMC agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on July 14, 2015).

2.3

Agreement and Plan of Merger dated as of March 3, 2016, by and among AMC Entertainment Holdings, Inc., Congress Merger Subsidiary, Inc., and Carmike Cinemas, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-333829) filed on March 4, 2016.)

2.4

Share Purchase Agreement dated as of July 12, 2016, by and among AMC Entertainment Holdings, Inc., AMC (UK) Acquisition Limited , Monterey Capital III S.A.R.L., Odeon and UCI Cinemas Holdings Limited, Odeon and UCI Cinemas Group Limited and certain Management Shareholders . (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1 - 33892) filed on July 13, 2016).

2.5

Amended and Restated Agreement and Plan of Merger dated as of July 24, 2016, by and among AMC

Entertainment Holdings, Inc., Congress Merger Subsidiary, Inc., and Carmike Cinemas, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1 - 33892) filed on July 25, 2016).

2.6

Sale and Purchase Agreement dated as of January 20, 2017, by and among AMC Entertainment Holdings, Inc., Goldcup 14139 AB, European Cinemas S.à.r.l, Bonnier Holding AB, and certain Management Shareholders. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1 - 33892) filed on January 23, 2017).

3.1

Third Amended and Restated Certificate of Incorporation of AMC Entertainment Holdings, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on December 23, 2013).

3.2

Third Amended and Restated Bylaws of AMC Entertainment Holdings, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on November 22, 2013, as amended).

4.1(a)

Credit Agreement, dated April 30, 2013, by and among AMC Entertainment Inc., the lenders and the issuers party thereto, Citicorp North America, Inc., as agent, and the other agents and arrangers party thereto (incorporated by reference from Exhibit 10.1 to AMCE’s Current Report on Form 8-K (File No. 1-8747) filed on May 3, 2013).

4.1(b)

Guaranty, dated as of April 30, 2013, by AMC Entertainment Inc. and each of the other Guarantors party thereto in favor of the Guaranteed Parties named therein (incorporated by reference from Exhibit 10.2 to AMCE’s Current Report on Form 8-K (File No. 1-8747) filed on May 3, 2013).

Exhibit Number	Description
4.1(c)

Pledge and Security Agreement, dated as of April 30, 2013, by AMC Entertainment Inc. and each of the other Grantors party thereto in favor of Citicorp North America, Inc., as agent for the Secured Parties (incorporated by reference from Exhibit 10.3 to AMCE’s Current Report on Form 8-K (File No. 1-8747) filed on May 3, 2013).

4.1(d)

First Amendment to Credit Agreement, dated as of December 11, 2015, by and among AMC Entertainment Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Citicorp North America, Inc., as administrative agent (incorporated by reference from Exhibit 4.1(d) to the Company’s Annual Report on Form 10-K (File No. 1 - 33892) filed on March 8, 2017).

4.1(e)

Second Amendment to Credit Agreement, dated as of November 8, 2016, by and among AMC Entertainment Holdings, Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Citicorp North America, Inc., as administrative agent. (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1 - 33892) filed on November 8, 2016).

4.2

Indenture, dated as of February 7, 2014, respecting AMC Entertainment Inc.’s 5.875% Senior Subordinated Notes due 2022, among AMC Entertainment Inc. and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to AMCE’s Current Report on Form 8-K (File No. 1-8747) filed on February 10, 2014).

4.3

Indenture, dated as of June 5, 2015, respecting AMC Entertainment Inc.’s 5.75% Senior Subordinated Notes due 2025, among AMC Entertainment Inc., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to AMCE’s Current Report on Form 8-K (File No. 1-8747) filed on June 5, 2015).

4.3(a)

Registration Rights Agreement, dated as of June 5, 2015, respecting AMC Entertainment Inc.’s 5.75% Senior Subordinated Notes due 2025, among AMC Entertainment Inc. and Citigroup Global Markets Inc., as representatives of the initial purchasers of the 5.75% Senior Subordinated Notes due 2025 (incorporated by reference from Exhibit 4.2 to AMCE’s Current Report on Form 8-K (File No. 1-8747) filed on June 5, 2015).

4.4

Second Supplemental Indenture, dated as of March 31, 2016, with respect to $600 million aggregate principal amount of 5.75% Senior Subordinated Notes due 2025, by and between AMC Entertainment Holdings,  Inc., AMC Entertainment Inc., the guarantors party thereto and U.S. Bank National Association, as trustee. (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 1 - 33892) filed on March 31, 2016).

4.5

Second Supplemental Indenture, dated as of March 31, 2016, with respect to $375 million aggregate principal amount of 5.875% Senior Subordinated Notes due 2022, by and between AMC Entertainment Holdings,  Inc., AMC Entertainment Inc., the guarantors party thereto and U.S. Bank National Association, as trustee. (incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 1 - 33892) filed on March 31, 2016).

4.6

Indenture, dated as of November 8, 2016, respecting AMC Entertainment Holdings, Inc.’s 5.875% Senior Subordinated Notes due 2026 and 6.375% Senior Subordinated Notes due 2024, among AMC Entertainment Holdings, Inc., the guarantors named therein and U.S. Bank National Association, as trustee. (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1 - 33892) filed on November 8, 2016).

Exhibit Number	Description
4.6(a)

Registration Rights Agreement, dated November 8, 2016, respecting AMC Entertainment Holdings, Inc.’s 5.875% Senior Subordinated Notes due 2026 and 6.375% Senior Subordinated Notes due 2024 , among AMC Entertainment Holdings, Inc. and Citigroup Global Markets Inc., as representative of the initial purchasers of the 5 .875% Senior Subordinated Notes due 2026 and 6.375% Senior Subordinated Notes due 2024 . (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1 - 33892) filed on November 8, 2016).

4.7

Indenture for the 6.00% Senior Secured Notes due 2023, dated June 17, 2015, among Carmike Cinemas, Inc. and JP Morgan (incorporated by reference from Exhibit 4.1 to Carmike Cinemas, Inc.’s Current Report on Form 8-K filed on June 23, 2015).

4.8	Form of 6.00% Senior Secured Note due 2023 (included in Exhibit 4.7)

4.9

Second Supplemental Indenture, dated March 23, 2016, to Indenture dated June 17, 2015, among Carmike Cinemas, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.1 to Carmike Cinemas, Inc.’s Current Report on Form 8-K filed March 29, 2016).

*4.10

Third Supplemental Indenture, dated February 17, 2017, to the Indenture dated June 17, 2015, among AMC Entertainment Holdings, Inc., Carmike Cinemas, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

***10.1

Management Stockholders Agreement of AMC Entertainment Holdings, Inc., dated August 30, 2012, by and among AMC Entertainment Holdings, Inc., Dalian Wanda Group Co., Ltd. and the management stockholders of AMC Entertainment Holdings, Inc. party thereto (incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on October 8, 2013, as amended).

***10.1(a)

Amendment No. 1 to the Management Stockholders Agreement of AMC Entertainment Holdings, Inc., dated December 17, 2013, by and among AMC Entertainment Holdings, Inc., Dalian Wanda Group Co., Ltd. and the management stockholders of AMC Entertainment Holdings, Inc. party thereto (incorporated by reference from Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed March 10, 2015).

***10.2

Defined Benefit Retirement Income Plan for Certain Employees of American Multi-Cinema, Inc., as Amended and Restated, effective December 31, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.15(a) to AMCE’s Annual Report on Form 10-K (File No. 1-8747) filed June 18, 2007).

***10.2(a)

American Multi-Cinema, Inc. Supplemental Executive Retirement Plan, as Amended and Restated, generally effective January 1, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.15(b) to AMCE’s Annual Report on Form 10-K (File No. 1-8747) filed June 18, 2007).

***10.3

Employment Agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and John D. McDonald which commenced July 1, 2001 (incorporated by reference from Exhibit 10.29 to Amendment No. 1 to the AMCE’s Annual Report on Form 10-K (File No. 1-8747) filed on July 27, 2001).

***10.4

Employment Agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Craig R. Ramsey which commenced on July 1, 2001 (incorporated by reference from Exhibit 10.36 to AMCE’s Quarterly Report on Form 10-Q (File No. 1-8747) filed on August 12, 2002).

Exhibit Number	Description
10.5

Amended and Restated Exhibitor Services Agreement dated as of February 13, 2007 and Amended and Restated as of December 26, 2013, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.) (incorporated by reference from Exhibit 10.2.4 to National CineMedia, Inc.’s Annual Report on Form 10-K (File No. 1-33296) filed February 21, 2014).

10.6

Third Amended and Restated Limited Liability Company Operating Agreement, dated February 13, 2007 between American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc. (incorporated by reference from Exhibit 10.3 to the AMCE’s Current Report on Form 8-K (File No. 1-8747) filed February 20, 2007).

10.6(a)

First Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of March 16, 2009, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc. (incorporated by reference from Exhibit 10.1.1 to National CineMedia, Inc.’s Quarterly Report on Form 10-Q (File No. 1-33296) filed August 7, 2009).

10.6(b)

Second Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of August 6, 2010, by and among American Multi-Cinema, Inc., AMC Showplace Theatres, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc. (incorporated by reference from Exhibit 10.1 to National CineMedia, Inc.’s Current Report on Form 8-K (File No. 1-33296) filed August 10, 2010).

10.6(c)

Third Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated September 3, 2013, by and among American Multi-Cinema, Inc., AMC ShowPlace Theatres, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC, Regal Cinemas, Inc. and National CineMedia, Inc. (incorporated by reference from Exhibit 10.23.5 to National CineMedia, Inc.’s Annual Report on Form 10-K (File No. 1-33296) filed February 22, 2013).

***10.7

Employment Agreement, dated as of November 6, 2002, by and among Kevin M. Connor, AMC Entertainment Inc. and American Multi-Cinema, Inc. (incorporated by reference from Exhibit 10.49 to AMCE’s Annual Report on Form 10-K (File No. 1-8747) filed on June 18, 2007).

***10.8

Employment Agreement, dated as of November 24, 2009, by and between Stephen A. Colanero and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.48 to AMCE’s Annual Report on Form 10-K (File No. 1-8747) filed on June 3, 2011).

***10.9

Employment Agreement, dated as of July 1, 2001, by and between Mark A. McDonald and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.48 to AMCE’s Annual Report on Form 10-K (File No. 1-8747) filed on June 18, 2008).

***10.10

Employment Agreement, dated as of August 18, 2010, by and between Elizabeth Frank and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.65 to AMCE’s Form 10-KT (File No. 1-8747) filed on March 13, 2013).

***10.11

Management Subscription Agreement, dated as of May 21, 2012, by and among AMC Entertainment Holdings, Inc. and Craig R. Ramsey (incorporated by reference from Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on October 8, 2013, as amended).

***10.12

Management Subscription Agreement, dated as of May 21, 2012, by and among AMC Entertainment Holdings, Inc. and Elizabeth Frank (incorporated by reference from Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on October 8, 2013, as amended).

Exhibit Number	Description

***10.13

Management Subscription Agreement, dated as of May 21, 2012, by and among AMC Entertainment Holdings, Inc. and John D. McDonald (incorporated by reference from Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on October 8, 2013, as amended).

***10.14

Management Subscription Agreement, dated as of May 21, 2012, by and among AMC Entertainment Holdings, Inc. and Mark A. McDonald (incorporated by reference from Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on October 8, 2013, as amended).

10.15

Registration Rights Agreement dated December 23, 2013 by and among AMC Entertainment Holdings, Inc. and Dalian Wanda Group Co., LTD. (incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed on March 10, 2015).

10.16

Form of Indemnification Agreement by and between AMC Entertainment Holdings, Inc. and its Directors and Executive Officers (incorporated by reference from Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on November 22, 2013, as amended).

***10.17

Employment Agreement, dated as of December 14, 2015, by and among AMC Entertainment Holdings, Inc. and Adam M. Aron (incorporated by reference from Exhibit 10.1 to the Company’s Current Report Form 8-K (File No. 1-33892) filed on December 15, 2015).

***10.18	Form of Stock Award Agreement (incorporated by reference from Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on November 27, 2013, as amended).

***10.19

Form of Performance Stock Unit Award Agreement (incorporated by reference from Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on November 27, 2013, as amended).

***10.20	Form of Performance Stock Unit Award Notice and Agreement (incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed on March 10, 2015).

***10.21

Form of Restricted Stock Unit Award Notice and Agreement for individuals covered by Section 1629(m) of the Internal Revenue Code (incorporated by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed on March 10, 2015).

***10.22	Form of Restricted Stock Unit Award Notice and Agreement (incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed on March 10, 2015).

10.23

Tax Payment Agreement dated October 15, 2013 among Wanda America Investment Holding Co. Ltd, AMC Entertainment Holdings, Inc. and American Multi-Cinema Inc. (incorporated by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed on March 4, 2014).

***10.24	Non-employee Director Compensation Program (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 7, 2014).

***10.25	AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 7, 2014).

Exhibit Number	Description
***10.25(a)

AMC Entertainment Holdings, Inc. Clarifying Amendment to 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.27(a) to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed on March 10, 2015).

***10.26	Annual Incentive Compensation Program (incorporated by reference from Exhibit 10.29 to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed on March 10, 2015).

***10.27	Annual Incentive Compensation Program. (incorporated by reference from Exhibit 10.30 to the Company's Annual Report on Form 10-K (File No. 1-33892) filed on March 8, 2016)

***10.28

Form of Performance Stock Unit Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan. (incorporated by reference from Exhibit 10.31 to the Company's Annual Report on Form 10-K (File No. 1-33892) filed on March 8, 2016)

***10.29

Form of Restricted Stock Unit Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan for officers covered by Section 162(m) of the Internal Revenue Code. (incorporated by reference from Exhibit 10.32 to the Company's Annual Report on Form 10-K (File No. 1-33892) filed on March 8, 2016)

***10.30

Form of Restricted Stock Unit Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan. (incorporated by reference from Exhibit 10.33 to the Company's Annual Report on Form 10-K (File No. 1-33892) filed on March 8, 2016)

10.31

Debt Commitment Letter dated March 3, 2016, by and among AMC Entertainment Inc. and Citigroup Global Markets, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-333892) filed on March 4, 2016).

10.32

Debt Commitment Letter dated July 12, 2016, by and among AMC Entertainment Inc. and Citigroup Global Markets, Inc. (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1 - 33892) filed on July 13, 2016).

10.33

Second Amended and Restated Debt Commitment Letter July 24, 2016, by and among AMC Entertainment Holdings, Inc. and Citigroup Global Markets, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank PLC, Credit Suisse AG, Cayman Islands Branch, Credit Suisse Securities (USA) LLC, and HSBC Bank USA, N.A. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1 - 33892) filed on July 25, 2016).

***10.34

Restated American Multi-Cinema, Inc. Non-Qualified deferred Compensation Plan dated September 29. 2016, by American Multi-Cinema, Inc. effective January 1, 2016. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1 - 33892) filed on November 9, 2016).

***10.35

AMC Entertainment Holdings, Inc. Non-Employee Director Compensation Program Summary Revised

November 3, 2016, Effective January 1, 2017. (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1 - 33892) filed on November 9, 2016).

10.36

Debt Commitment Letter dated January 20, 2017, by and among AMC Entertainment Holdings, Inc. and Citigroup Global Markets, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1 - 33892) filed on January 23, 2017).

*21	Subsidiaries of AMC Entertainment Holdings, Inc.

*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

Exhibit Number	Description

*23.2	Consent of CohnReznick LLP as to Digital Cinema Implementation Partners, LLC’s financial statements.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*32.1	Section 906 Certifications of Adam M. Aron (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: March 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ LIN ZHANG
Lin Zhang	Chairman of the Board
March 10, 2017
/s/ ADAM M. ARON	Chief Executive Officer, Director and President
Adam M. Aron	(principal executive officer)
March 10, 2017
/s/ ANTHONY J. SAICH
Anthony J. Saich	Director
March 10, 2017
/s/ JACK Q. GAO
Jack Q. Gao	Director
March 10, 2017
/s/ MAOJUN ZENG
Maojun Zeng	Director
March 10, 2017
/s/ LLOYD HILL
Lloyd Hill	Director
March 10, 2017
/s/ GARY F. LOCKE
Gary F. Locke	Director
March 10, 2017
/s/ KATHLEEN M. PAWLUS
Kathleen M. Pawlus	Director
March 10, 2017
/s/ HOWARD KOCH, JR.
Howard Koch, Jr.	Director
March 10, 2017
/s/ CRAIG R. RAMSEY	Executive Vice President and Chief Financial
Craig R. Ramsey	Officer (principal financial officer)
March 10, 2017
/s/ CHRIS A. COX	Senior Vice President and Chief Accounting
Chris A. Cox	Officer (principal accounting officer)
March 10, 2017

EXHIBIT INDEX

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated May 21, 2012, by and among AMC Entertainment Holdings, Inc., Dalian Wanda Group Co., Ltd. and, solely with respect to certain sections, the stockholder representative referenced therein (incorporated by reference from Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on October 8, 2013, as amended).

2.2

Stock Purchase Agreement by and among AMC Entertainment Holdings, Inc., SMH Theatres, Inc., the Shareholders of SMH Theatres, Inc. and the Representative named herein dated as of July 13, 2015. (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. AMC agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on July 14, 2015).

2.3

Agreement and Plan of Merger dated as of March 3, 2016, by and among AMC Entertainment Holdings, Inc., Congress Merger Subsidiary, Inc., and Carmike Cinemas, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-333829) filed on March 4, 2016.)

2.4

Share Purchase Agreement dated as of July 12, 2016, by and among AMC Entertainment Holdings, Inc., AMC (UK) Acquisition Limited , Monterey Capital III S.A.R.L., Odeon and UCI Cinemas Holdings Limited, Odeon and UCI Cinemas Group Limited and certain Management Shareholders . (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1 - 33892) filed on July 13, 2016).

2.5

Amended and Restated Agreement and Plan of Merger dated as of July 24, 2016, by and among AMC

Entertainment Holdings, Inc., Congress Merger Subsidiary, Inc., and Carmike Cinemas, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1 - 33892) filed on July 25, 2016).

2.6

Sale and Purchase Agreement dated as of January 20, 2017, by and among AMC Entertainment Holdings, Inc., Goldcup 14139 AB, European Cinemas S.à.r.l, Bonnier Holding AB, and certain Management Shareholders. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1 - 33892) filed on January 23, 2017).

3.1

Third Amended and Restated Certificate of Incorporation of AMC Entertainment Holdings, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on December 23, 2013).

3.2

Third Amended and Restated Bylaws of AMC Entertainment Holdings, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on November 22, 2013, as amended).

4.1(a)

Credit Agreement, dated April 30, 2013, by and among AMC Entertainment Inc., the lenders and the issuers party thereto, Citicorp North America, Inc., as agent, and the other agents and arrangers party thereto (incorporated by reference from Exhibit 10.1 to AMCE’s Current Report on Form 8-K (File No. 1-8747) filed on May 3, 2013).

4.1(b)

Guaranty, dated as of April 30, 2013, by AMC Entertainment Inc. and each of the other Guarantors party thereto in favor of the Guaranteed Parties named therein (incorporated by reference from Exhibit 10.2 to AMCE’s Current Report on Form 8-K (File No. 1-8747) filed on May 3, 2013).

Exhibit Number	Description
4.1(c)

Pledge and Security Agreement, dated as of April 30, 2013, by AMC Entertainment Inc. and each of the other Grantors party thereto in favor of Citicorp North America, Inc., as agent for the Secured Parties (incorporated by reference from Exhibit 10.3 to AMCE’s Current Report on Form 8-K (File No. 1-8747) filed on May 3, 2013).

4.1(d)

First Amendment to Credit Agreement, dated as of December 11, 2015, by and among AMC Entertainment Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Citicorp North America, Inc., as administrative agent (incorporated by reference from Exhibit 4.1(d) to the Company’s Annual Report on Form 10-K (File No. 1 - 33892) filed on March 8, 2017).

4.1(e)

Second Amendment to Credit Agreement, dated as of November 8, 2016, by and among AMC Entertainment Holdings, Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Citicorp North America, Inc., as administrative agent. (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1 - 33892) filed on November 8, 2016).

4.2

Indenture, dated as of February 7, 2014, respecting AMC Entertainment Inc.’s 5.875% Senior Subordinated Notes due 2022, among AMC Entertainment Inc. and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to AMCE’s Current Report on Form 8-K (File No. 1-8747) filed on February 10, 2014).

4.3

Indenture, dated as of June 5, 2015, respecting AMC Entertainment Inc.’s 5.75% Senior Subordinated Notes due 2025, among AMC Entertainment Inc., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to AMCE’s Current Report on Form 8-K (File No. 1-8747) filed on June 5, 2015).

4.3(a)

Registration Rights Agreement, dated as of June 5, 2015, respecting AMC Entertainment Inc.’s 5.75% Senior Subordinated Notes due 2025, among AMC Entertainment Inc. and Citigroup Global Markets Inc., as representatives of the initial purchasers of the 5.75% Senior Subordinated Notes due 2025 (incorporated by reference from Exhibit 4.2 to AMCE’s Current Report on Form 8-K (File No. 1-8747) filed on June 5, 2015).

4.4

Second Supplemental Indenture, dated as of March 31, 2016, with respect to $600 million aggregate principal amount of 5.75% Senior Subordinated Notes due 2025, by and between AMC Entertainment Holdings,  Inc., AMC Entertainment Inc., the guarantors party thereto and U.S. Bank National Association, as trustee. (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 1 - 33892) filed on March 31, 2016).

4.5

Second Supplemental Indenture, dated as of March 31, 2016, with respect to $375 million aggregate principal amount of 5.875% Senior Subordinated Notes due 2022, by and between AMC Entertainment Holdings,  Inc., AMC Entertainment Inc., the guarantors party thereto and U.S. Bank National Association, as trustee. (incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 1 - 33892) filed on March 31, 2016).

4.6

Indenture, dated as of November 8, 2016, respecting AMC Entertainment Holdings, Inc.’s 5.875% Senior Subordinated Notes due 2026 and 6.375% Senior Subordinated Notes due 2024, among AMC Entertainment Holdings, Inc., the guarantors named therein and U.S. Bank National Association, as trustee. (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1 - 33892) filed on November 8, 2016).

Exhibit Number	Description
4.6(a)

Registration Rights Agreement, dated November 8, 2016, respecting AMC Entertainment Holdings, Inc.’s 5.875% Senior Subordinated Notes due 2026 and 6.375% Senior Subordinated Notes due 2024 , among AMC Entertainment Holdings, Inc. and Citigroup Global Markets Inc., as representative of the initial purchasers of the 5 .875% Senior Subordinated Notes due 2026 and 6.375% Senior Subordinated Notes due 2024 . (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1 - 33892) filed on November 8, 2016).

4.7

Indenture for the 6.00% Senior Secured Notes due 2023, dated June 17, 2015, among Carmike Cinemas, Inc. and JP Morgan (incorporated by reference from Exhibit 4.1 to Carmike Cinemas, Inc.’s Current Report on Form 8-K filed on June 23, 2015).

4.8	Form of 6.00% Senior Secured Note due 2023 (included in Exhibit 4.7)

4.9

Second Supplemental Indenture, dated March 23, 2016, to Indenture dated June 17, 2015, among Carmike Cinemas, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.1 to Carmike Cinemas, Inc.’s Current Report on Form 8-K filed March 29, 2016).

*4.10

Third Supplemental Indenture, dated February 17, 2017, to the Indenture dated June 17, 2015, among AMC Entertainment Holdings, Inc., Carmike Cinemas, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

***10.1

Management Stockholders Agreement of AMC Entertainment Holdings, Inc., dated August 30, 2012, by and among AMC Entertainment Holdings, Inc., Dalian Wanda Group Co., Ltd. and the management stockholders of AMC Entertainment Holdings, Inc. party thereto (incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on October 8, 2013, as amended).

***10.1(a)

Amendment No. 1 to the Management Stockholders Agreement of AMC Entertainment Holdings, Inc., dated December 17, 2013, by and among AMC Entertainment Holdings, Inc., Dalian Wanda Group Co., Ltd. and the management stockholders of AMC Entertainment Holdings, Inc. party thereto (incorporated by reference from Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed March 10, 2015).

***10.2

Defined Benefit Retirement Income Plan for Certain Employees of American Multi-Cinema, Inc., as Amended and Restated, effective December 31, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.15(a) to AMCE’s Annual Report on Form 10-K (File No. 1-8747) filed June 18, 2007).

***10.2(a)

American Multi-Cinema, Inc. Supplemental Executive Retirement Plan, as Amended and Restated, generally effective January 1, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.15(b) to AMCE’s Annual Report on Form 10-K (File No. 1-8747) filed June 18, 2007).

***10.3

Employment Agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and John D. McDonald which commenced July 1, 2001 (incorporated by reference from Exhibit 10.29 to Amendment No. 1 to the AMCE’s Annual Report on Form 10-K (File No. 1-8747) filed on July 27, 2001).

***10.4

Employment Agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Craig R. Ramsey which commenced on July 1, 2001 (incorporated by reference from Exhibit 10.36 to AMCE’s Quarterly Report on Form 10-Q (File No. 1-8747) filed on August 12, 2002).

Exhibit Number	Description
10.5

Amended and Restated Exhibitor Services Agreement dated as of February 13, 2007 and Amended and Restated as of December 26, 2013, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.) (incorporated by reference from Exhibit 10.2.4 to National CineMedia, Inc.’s Annual Report on Form 10-K (File No. 1-33296) filed February 21, 2014).

10.6

Third Amended and Restated Limited Liability Company Operating Agreement, dated February 13, 2007 between American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc. (incorporated by reference from Exhibit 10.3 to the AMCE’s Current Report on Form 8-K (File No. 1-8747) filed February 20, 2007).

10.6(a)

First Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of March 16, 2009, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc. (incorporated by reference from Exhibit 10.1.1 to National CineMedia, Inc.’s Quarterly Report on Form 10-Q (File No. 1-33296) filed August 7, 2009).

10.6(b)

Second Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of August 6, 2010, by and among American Multi-Cinema, Inc., AMC Showplace Theatres, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc. (incorporated by reference from Exhibit 10.1 to National CineMedia, Inc.’s Current Report on Form 8-K (File No. 1-33296) filed August 10, 2010).

10.6(c)

Third Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated September 3, 2013, by and among American Multi-Cinema, Inc., AMC ShowPlace Theatres, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC, Regal Cinemas, Inc. and National CineMedia, Inc. (incorporated by reference from Exhibit 10.23.5 to National CineMedia, Inc.’s Annual Report on Form 10-K (File No. 1-33296) filed February 22, 2013).

***10.7

Employment Agreement, dated as of November 6, 2002, by and among Kevin M. Connor, AMC Entertainment Inc. and American Multi-Cinema, Inc. (incorporated by reference from Exhibit 10.49 to AMCE’s Annual Report on Form 10-K (File No. 1-8747) filed on June 18, 2007).

***10.8

Employment Agreement, dated as of November 24, 2009, by and between Stephen A. Colanero and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.48 to AMCE’s Annual Report on Form 10-K (File No. 1-8747) filed on June 3, 2011).

***10.9

Employment Agreement, dated as of July 1, 2001, by and between Mark A. McDonald and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.48 to AMCE’s Annual Report on Form 10-K (File No. 1-8747) filed on June 18, 2008).

***10.10

Employment Agreement, dated as of August 18, 2010, by and between Elizabeth Frank and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.65 to AMCE’s Form 10-KT (File No. 1-8747) filed on March 13, 2013).

***10.11

Management Subscription Agreement, dated as of May 21, 2012, by and among AMC Entertainment Holdings, Inc. and Craig R. Ramsey (incorporated by reference from Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on October 8, 2013, as amended).

***10.12

Management Subscription Agreement, dated as of May 21, 2012, by and among AMC Entertainment Holdings, Inc. and Elizabeth Frank (incorporated by reference from Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on October 8, 2013, as amended).

Exhibit Number	Description

***10.13

Management Subscription Agreement, dated as of May 21, 2012, by and among AMC Entertainment Holdings, Inc. and John D. McDonald (incorporated by reference from Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on October 8, 2013, as amended).

***10.14

Management Subscription Agreement, dated as of May 21, 2012, by and among AMC Entertainment Holdings, Inc. and Mark A. McDonald (incorporated by reference from Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on October 8, 2013, as amended).

10.15

Registration Rights Agreement dated December 23, 2013 by and among AMC Entertainment Holdings, Inc. and Dalian Wanda Group Co., LTD. (incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed on March 10, 2015).

10.16

Form of Indemnification Agreement by and between AMC Entertainment Holdings, Inc. and its Directors and Executive Officers (incorporated by reference from Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on November 22, 2013, as amended).

***10.17

Employment Agreement, dated as of December 14, 2015, by and among AMC Entertainment Holdings, Inc. and Adam M. Aron (incorporated by reference from Exhibit 10.1 to the Company’s Current Report Form 8-K (File No. 1-33892) filed on December 15, 2015).

***10.18	Form of Stock Award Agreement (incorporated by reference from Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on November 27, 2013, as amended).

***10.19

Form of Performance Stock Unit Award Agreement (incorporated by reference from Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on November 27, 2013, as amended).

***10.20	Form of Performance Stock Unit Award Notice and Agreement (incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed on March 10, 2015).

***10.21

Form of Restricted Stock Unit Award Notice and Agreement for individuals covered by Section 1629(m) of the Internal Revenue Code (incorporated by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed on March 10, 2015).

***10.22	Form of Restricted Stock Unit Award Notice and Agreement (incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed on March 10, 2015).

10.23

Tax Payment Agreement dated October 15, 2013 among Wanda America Investment Holding Co. Ltd, AMC Entertainment Holdings, Inc. and American Multi-Cinema Inc. (incorporated by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed on March 4, 2014).

***10.24	Non-employee Director Compensation Program (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 7, 2014).

***10.25	AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 7, 2014).

Exhibit Number	Description
***10.25(a)

AMC Entertainment Holdings, Inc. Clarifying Amendment to 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.27(a) to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed on March 10, 2015).

***10.26	Annual Incentive Compensation Program (incorporated by reference from Exhibit 10.29 to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed on March 10, 2015).

***10.27	Annual Incentive Compensation Program. (incorporated by reference from Exhibit 10.30 to the Company's Annual Report on Form 10-K (File No. 1-33892) filed on March 8, 2016)

***10.28

Form of Performance Stock Unit Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan. (incorporated by reference from Exhibit 10.31 to the Company's Annual Report on Form 10-K (File No. 1-33892) filed on March 8, 2016)

***10.29

Form of Restricted Stock Unit Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan for officers covered by Section 162(m) of the Internal Revenue Code. (incorporated by reference from Exhibit 10.32 to the Company's Annual Report on Form 10-K (File No. 1-33892) filed on March 8, 2016)

***10.30

Form of Restricted Stock Unit Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan. (incorporated by reference from Exhibit 10.33 to the Company's Annual Report on Form 10-K (File No. 1-33892) filed on March 8, 2016)

10.31

Debt Commitment Letter dated March 3, 2016, by and among AMC Entertainment Inc. and Citigroup Global Markets, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-333892) filed on March 4, 2016).

10.32

Debt Commitment Letter dated July 12, 2016, by and among AMC Entertainment Inc. and Citigroup Global Markets, Inc. (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1 - 33892) filed on July 13, 2016).

10.33

Second Amended and Restated Debt Commitment Letter July 24, 2016, by and among AMC Entertainment Holdings, Inc. and Citigroup Global Markets, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank PLC, Credit Suisse AG, Cayman Islands Branch, Credit Suisse Securities (USA) LLC, and HSBC Bank USA, N.A. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1 - 33892) filed on July 25, 2016).

***10.34

Restated American Multi-Cinema, Inc. Non-Qualified deferred Compensation Plan dated September 29. 2016, by American Multi-Cinema, Inc. effective January 1, 2016. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1 - 33892) filed on November 9, 2016).

***10.35

AMC Entertainment Holdings, Inc. Non-Employee Director Compensation Program Summary Revised

November 3, 2016, Effective January 1, 2017. (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1 - 33892) filed on November 9, 2016).

10.36

Debt Commitment Letter dated January 20, 2017, by and among AMC Entertainment Holdings, Inc. and Citigroup Global Markets, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1 - 33892) filed on January 23, 2017).

*21	Subsidiaries of AMC Entertainment Holdings, Inc.

*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

Exhibit Number	Description

*23.2	Consent of CohnReznick LLP as to Digital Cinema Implementation Partners, LLC’s financial statements.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*32.1	Section 906 Certifications of Adam M. Aron (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Submitted electronically with this Report.

***Management contract, compensatory plan or arrangement.