Form 10-Q
period 2017-03-31
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2017-05-08
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company,  or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of shares outstanding as of April 24, 2017
Class A common stock Class B common stock	55,077,777 75,826,927

AMC ENTERTAINMENT HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share data)

	Quarter Ended
	March 31, 2017	March 31, 2016
	(unaudited)
Revenues
Admissions	$817.3	$482.6
Food and beverage	397.9	244.1
Other theatre	68.2	39.3
Total revenues	1,283.4	766.0
Operating costs and expenses
Film exhibition costs	420.7	262.3
Food and beverage costs	60.6	34.0
Operating expense	363.9	202.3
Rent	182.6	124.6
General and administrative:
Merger, acquisition and transaction costs	40.4	4.6
Other	34.5	18.5
Depreciation and amortization	125.3	60.4
Operating costs and expenses	1,228.0	706.7
Operating income	55.4	59.3
Other expense (income):
Other income	(2.7)	—
Interest expense:
Corporate borrowings	51.1	24.9
Capital and financing lease obligations	10.8	2.2
Equity in (earnings) loss of non-consolidated entities	2.3	(4.2)
Investment (income) expense	(5.3)	(10.0)
Total other expense	56.2	12.9
Earnings (loss) before income taxes	(0.8)	46.4
Income tax provision (benefit)	(9.2)	18.1
Net earnings	$8.4	$28.3
Earnings per share:
Basic	$0.07	$0.29
Diluted	$0.07	$0.29
Average shares outstanding:
Basic (in thousands)	121,358	98,200
Diluted (in thousands)	121,401	98,207
Dividends declared per basic and diluted common share	$0.20	$0.20

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Quarter Ended
	March 31, 2017	March 31, 2016
	(unaudited)
Net earnings	$8.4	$28.3
Unrealized foreign currency translation adjustment, net of tax	(2.2)	(0.1)
Pension and other benefit adjustments:
Amortization of net gain reclassified into general and administrative: other, net of tax	0.1	—
Marketable securities:
Unrealized net holding gain arising during the period, net of tax	0.2	0.3
Realized net gain reclassified into investment income, net of tax	—	(1.7)
Equity method investees' cash flow hedge:
Unrealized net holding loss arising during the period, net of tax	—	(0.5)
Realized net loss reclassified into equity in earnings of non-consolidated entities, net of tax	—	0.1
Other comprehensive loss	(1.9)	(1.9)
Total comprehensive income	$6.5	$26.4

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$313.1	$207.1
Receivables, net	144.8	213.6
Assets held for sale	221.4	70.4
Other current assets	211.7	192.5
Total current assets	891.0	683.6
Property, net	3,162.2	3,035.9
Intangible assets, net	362.6	365.1
Goodwill	4,823.7	3,933.0
Deferred tax asset	105.4	90.4
Other long-term assets	595.1	533.8
Total assets	$9,940.0	$8,641.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$510.4	$501.8
Accrued expenses and other liabilities	330.7	329.0
Deferred revenues and income	294.5	277.2
Current maturities of corporate borrowings and capital and financing lease obligations	103.2	81.2
Total current liabilities	1,238.8	1,189.2
Corporate borrowings	4,180.0	3,745.8
Capital and financing lease obligations	613.1	609.3
Exhibitor services agreement	553.3	359.3
Deferred tax liability	26.6	21.0
Other long-term liabilities	726.5	706.5
Total liabilities	7,338.3	6,631.1
Commitments and contingencies
Class A common stock (temporary equity) ($.01 par value, 140,014 shares issued and 103,245 shares outstanding as of March 31, 2017 and December 31, 2016 )	1.1	1.1
Stockholders’ equity:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 54,974,532 shares issued and outstanding as of March 31, 2017; 34,236,561 shares issued and outstanding as of December 31, 2016)	0.6	0.3
Class B common stock ($.01 par value, 75,826,927 shares authorized; 75,826,927 shares issued and outstanding as of March 31, 2017 and December 31, 2016)	0.8	0.8
Additional paid-in capital	2,237.8	1,627.3
Treasury stock (36,769 shares as of March 31, 2017 and December 31, 2016, at cost)	(0.7)	(0.7)
Accumulated other comprehensive income (loss)	(4.4)	(2.5)
Accumulated earnings	366.5	384.4
Total stockholders’ equity	2,600.6	2,009.6
Total liabilities and stockholders’ equity	$9,940.0	$8,641.8

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Quarter Ended
	March 31, 2017	March 31, 2016
	(unaudited)
Cash flows from operating activities:
Net earnings	$8.4	$28.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	125.3	60.4
Loss on NCM charged to merger, acquisition and transaction costs	22.6	—
Loss on extinguishment of debt	0.5	—
Deferred income taxes	(8.8)	16.2
Amortization of net premium on corporate borrowings	(0.3)	0.1
Amortization of deferred charges to interest expense	2.4	—
Theatre and other closure expense	0.9	1.5
Non-cash portion of stock-based compensation	0.1	1.1
Gain on dispositions	(0.2)	(3.0)
Repayment of Nordic interest rate swaps	(2.7)	—
Equity in earnings and losses from non-consolidated entities, net of distributions	21.2	6.2
Landlord contributions	25.0	20.3
Deferred rent	(10.2)	(7.1)
Net periodic benefit cost (credit)	0.1	0.2
Change in assets and liabilities, excluding acquisitions:
Receivables	97.8	44.0
Other assets	(10.7)	(1.7)
Accounts payable	(69.9)	(81.5)
Accrued expenses and other liabilities	(35.9)	(63.2)
Other, net	0.4	1.1
Net cash provided by operating activities	166.0	22.9
Cash flows from investing activities:
Capital expenditures	(161.3)	(57.7)
Acquisition of Nordic Cinemas Group, net of cash acquired	(584.4)	—
Acquisition of Carmike Cinemas, Inc., net of cash acquired	0.1	—
Acquisition of Starplex Cinemas, net of cash acquired	—	0.4
Proceeds from disposition of long-term assets	4.0	5.4
Investments in non-consolidated entities, net	(0.3)	—
Other, net	(1.6)	0.3
Net cash used in investing activities	(743.5)	(51.6)
Cash flows from financing activities:
Proceeds from issuance of Senior Subordinated Sterling Notes due 2024	327.8	—
Proceeds from issuance of Senior Subordinated Notes due 2027	475.0	—
Payment of Nordic SEK Term Loan	(144.4)	—
Payment of Nordic EUR Term Loan	(169.5)	—
Net proceeds from equity offering	617.5	—
Borrowings under (repayments) Revolving Credit Facility	—	(50.0)
Principal payment of Bridge Loan due 2017	(350.0)	—
Principal payments under Term Loan	(2.2)	(2.2)
Principal payments under capital and financing lease obligations	(19.7)	(2.1)
Cash used to pay for deferred financing costs	(27.5)	(0.5)
Cash used to pay dividends	(26.2)	(19.8)
Net cash provided by (used in) financing activities	680.8	(74.6)
Effect of exchange rate changes on cash and equivalents	2.7	—
Net increase (decrease) in cash and equivalents	106.0	(103.3)
Cash and equivalents at beginning of period	207.1	211.2
Cash and equivalents at end of period	$313.1	$107.9
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (including amounts capitalized of $0.1 million and $0.0 million)	$39.0	$22.5
Income taxes paid (refunded), net	$1.0	$0.8
Schedule of non-cash operating and investing activities:
Receivable from sale of RealD Inc. shares (See Note 3 - Investments)	$—	$13.5
Investment in NCM (See Note 3-Investments)	$235.2	$—
See Note 2-Acquisitions for non-cash activities related to acquisitions

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

As of March 31, 2017, Wanda owned approximately 57.93% of Holdings’ outstanding common stock and 80.51% of the combined voting power of Holdings’ outstanding common stock and has the power to control Holdings’ affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), entering into mergers, sales of substantially all of the Company’s assets and other extraordinary transactions.

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

Principles of Consolidation:  The accompanying unaudited consolidated financial statements include the accounts of Holdings and all subsidiaries, as discussed above, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying consolidated balance sheet as of December 31, 2016, which was derived from audited financial statements, and the unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company’s financial position and results of operations. All significant intercompany balances and transactions have been eliminated in consolidation. There are no noncontrolling (minority) interests in the Company’s consolidated subsidiaries; consequently, all of its stockholders’ equity, net earnings and total comprehensive income for the periods presented are attributable to controlling interests. Due to the seasonal nature of the Company’s business, results for the quarter ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. The Company manages its business under two reportable segments for its theatrical exhibition operations, U.S. markets and International markets.

Presentation:  In the Consolidated Balance Sheets, assets held for sale within current assets have been presented separately from other current assets in the current year presentation with conforming reclassifications made for the prior period presentation.

NOTE 2—ACQUISITIONS

Nordic Cinema Group Holding AB

On March 28, 2017, the Company completed the acquisition of Nordic Cinema Group Holding AB (“Nordic”) for cash. The purchase price for Nordic was approximately SEK 5,756 million ($654.9 million), which includes payment of interest on the equity value and repayment of shareholder loans. In addition, the Company repaid indebtedness of Nordic of approximately SEK 1,269 million ($144.4 million) and indebtedness of approximately €156 million ($169.5 million) as of March 28, 2017. The Company also repaid approximately SEK 13.5 million ($1.6 million) and approximately  €1.0 million ($1.1 million) of interest rate swaps related to the indebtedness. All amounts have been converted into US Dollar amounts assuming an SEK/USD exchange rate of 0.11378 and an EUR/USD exchange rate of 1.0865, which were the exchange rates on March 27, 2017. As of March 31, 2017, Nordic operates 71 theatres, 467 screens, and approximately 67,000 seats in nearly 50 large and medium-sized cities in the Nordic and Baltic nations, and holds a substantial minority investment in another 51 associated theatres with 216 screens, to which Nordic provides a variety of shared services. Nordic is the largest theatre operator in Scandinavia, and the Nordic and Baltic Regions of Europe. Nordic operates in seven countries in the northern region of Europe: Sweden, Finland, Estonia, Latvia, Lithuania, Norway, and Denmark.

The acquisition is being treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management’s judgment after evaluating several factors, including a preliminary valuation assessment. Because the values assigned to assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10-Q, amounts may be adjusted during the measurement period of up to twelve months from the date of acquisition as further information becomes available. Any changes in the fair values of assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. The allocation of purchase price is preliminary and subject to changes as an appraisal of tangible and intangible assets and liabilities including working capital are finalized, purchase price adjustments are completed and additional information regarding the tax bases of assets and liabilities at the acquisition date becomes available. The following is a summary of a preliminary allocation of the purchase price:

(In millions)	Total
Cash	$70.5
Receivables	25.0
Other current assets	14.0
Property (1)	89.8
Intangible assets (1)	—
Goodwill (2)	872.1
Deferred tax asset	5.5
Other long-term assets	41.0
Accounts payable	(30.3)
Accrued expenses and other liabilities	(26.5)
Deferred revenues and income	(43.5)
Term Loan Facility (SEK)	(144.4)
Term Loan Facility (EUR)	(169.5)
Capital lease and financing lease obligations (1)(3)	(29.2)
Deferred tax liability	(5.2)
Other long-term liabilities	(14.4)
Total estimated purchase price	$654.9

(1)	The Company has not yet determined fair values of property, intangibles or capital and financing lease obligations acquired, therefore the carrying value is the preliminary purchase price allocation.

(2)	Amounts recorded for goodwill are not expected to be deductible for tax purposes.

(3)	Including current portion of approximately $4.2 million.

The fair value measurement of tangible and intangible assets and liabilities were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows, appraisals, and market comparables.

Pro forma financial information is not presented because it would be impracticable due to the short period of time between acquisition date and issuance of this Quarterly Report on Form 10-Q. In addition, as Nordic was acquired on March 28, 2017, the revenues and operating results for the 4 day period included in the quarter ended March 31, 2017 were not material.

The purchase price paid by the Company in the acquisition resulted in recognition of goodwill because it exceeded the estimated fair value of the assets acquired and liabilities assumed. The Company paid a price in excess of estimated fair value of the assets acquired and liabilities assumed because the acquisition of Nordic enhances its position as the largest movie exhibition company in Europe and broadens and diversifies its European platform. The Company also expects to realize synergy and cost savings related to the acquisition because of purchasing and procurement economies of scale.

During the quarter ended March 31, 2017, the Company incurred acquisition-related costs for Nordic of approximately $7.6 million, which were included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations.

Odeon and UCI Cinemas Holdings Limited.

On November 30, 2016, the Company completed the acquisition of Odeon and UCI Cinemas Holdings Limited. (“Odeon”) for approximately £510.4 million ($637.1 million) comprised of cash of approximately £384.8 million ($480.3 million) and 4,536,466 shares of the Company’s Class A common stock with a fair value of approximately £125.6 million ($156.7 million) based on a closing share price of $34.55 per share on November 29, 2016. The amounts set forth above are based on a GBP/USD exchange rate of approximately 1.25 on November 30, 2016. As of November 30, 2016, Odeon operated 244 theatres and 2,243 screens in four major European markets: United Kingdom, Spain, Italy, and Germany; and three smaller markets: Austria, Portugal and Ireland.

The acquisition is being treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management’s judgment after evaluating several factors, including a preliminary valuation assessment. Because the values assigned to assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of the Annual Report on Form 10-K filed March 10, 2017, amounts may be adjusted during the measurement period of up to twelve months from the date of acquisition as further information becomes available. Any changes in the fair values of assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. The allocation of purchase price is preliminary and subject to changes as an appraisal of tangible and intangible assets and liabilities including working capital are finalized, purchase price adjustments are completed and additional information regarding the tax bases of assets and liabilities at the acquisition date becomes available. The following is a summary of a preliminary allocation of the purchase price:

(In millions)	November 30, 2016	Changes	March 31, 2017
Cash	$41.6	$—	$41.6
Receivables	26.2	—	26.2
Other current assets	58.1	—	58.1
Property (1)	755.9	(17.8)	738.1
Intangible assets (2)	112.1	—	112.1
Goodwill (3)	898.6	18.2	916.8
Deferred tax asset	18.7	—	18.7
Other long-term assets	29.6	—	29.6
Accounts payable	(78.9)	—	(78.9)
Accrued expenses and other liabilities	(118.2)	—	(118.2)
Deferred revenues and income	(20.4)	—	(20.4)
9% Senior Secured Note GBP due 2018	(382.9)	—	(382.9)
4.93% Senior Secured Note EUR due 2018	(213.7)	—	(213.7)
Capital lease and financing lease obligations (5)	(365.3)	(0.4)	(365.7)
Deferred tax liability	(21.3)	—	(21.3)
Other long-term liabilities (4)	(103.0)	—	(103.0)
Total estimated purchase price	$637.1	$—	$637.1

(1)

Amounts recorded for property include land, buildings, capital lease assets, leasehold improvements, furniture, fixtures and equipment. Amounts include approximately $7.6 million classified as held for sale in the

Company’s Consolidated Balance Sheets. During the quarter ended March 31, 2017, the Company recorded measurement period adjustments primarily related to the preliminary valuation of property and financing lease obligations.

(2)	Amounts recorded for intangible assets include favorable leases, management agreements and a trade name.

(3)	Amounts recorded for goodwill are not expected to be deductible for tax purposes.

(4)	Amounts recorded for other long-term liabilities include unfavorable leases of approximately $48.3 million.

(5)	Including current portion of approximately $26.3 million.

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

The purchase price paid by the Company in the acquisition resulted in recognition of goodwill because it exceeded the estimated fair value of the assets acquired and liabilities assumed. The Company paid a price in excess of estimated fair value of the assets acquired and liabilities assumed because the acquisition of Odeon allows considerable opportunity in the European markets where it operates to leverage theatre renovations, including power recliners enhanced food and beverage offerings and premium large format  experiences, among others, to drive future growth and value. Odeon also provides the Company with a strong and scalable platform to pursue future international growth opportunities. The Company also expects to realize synergy and cost savings related to the acquisition because of purchasing and procurement economies of scale.

During the quarter ended March 31, 2017, the Company incurred acquisition-related costs for Odeon of approximately $3.7 million, which were included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations. The revenues and net earnings for the International markets segment for the year-ended December 31, 2016 were $118.8 million and $15.6 million, respectively, which primarily consisted of the Odeon operations.

Carmike Cinemas, Inc.

On December 21, 2016, the Company completed the acquisition of Carmike Cinemas, Inc. (“Carmike”) for approximately $858.2 million comprised of cash of approximately $584.3 million and 8,189,808 shares of the Company’s Class A common stock with a fair value of approximately $273.9 million (based on a closing share price of $33.45 per share on December 20, 2016). The Company also assumed debt of $230.0 million aggregate principal amount of 6.00% Senior Secured Notes due June 15, 2023 (the “Senior Secured Notes due 2023”). As of December 21, 2016, Carmike operated 271 theatres and 2,923 screens located in 41 states.

The acquisition is being treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management’s judgment after evaluating several factors, including a preliminary valuation assessment. Because the values assigned to assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of the Annual Report on Form 10-K filed March 10, 2017, amounts may be adjusted during the measurement period of up to twelve months from the date of acquisition as further information becomes available. Any changes in the fair values of assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. The allocation of purchase price is preliminary and subject to changes as an appraisal of tangible and intangible assets and liabilities including working capital are finalized, purchase price adjustments are completed and additional information regarding the tax bases of assets and liabilities at the acquisition date becomes available. The following is a summary of a preliminary allocation of the purchase price:

(In millions)	December 21, 2016	Changes	March 31, 2017
Cash	$86.5	$0.1	$86.6
Receivables	12.3	—	12.3
Other current assets	14.2	—	14.2
Property (1)	719.6	(0.4)	719.2
Intangible assets (2)	25.9	—	25.9
Goodwill (3)	624.8	0.3	625.1
Other long-term assets	19.4	—	19.4
Accounts payable	(37.0)	—	(37.0)
Accrued expenses and other liabilities	(53.0)	—	(53.0)
Deferred revenues and income	(19.9)	—	(19.9)
Deferred tax liability	(19.5)	—	(19.5)
6% Senior Secured Notes due 2023	(242.1)	—	(242.1)
Capital and financing lease obligations (5)	(222.0)	—	(222.0)
Other long-term liabilities (4)	(51.0)	—	(51.0)
Total estimated purchase price	$858.2	$—	$858.2

(1)

Amounts recorded for property includes land, buildings, capital lease assets, leasehold improvements, furniture, fixtures and equipment. During the quarter ended March 31, 2017, the Company sold one theatre and reduced the carrying value to fair value. Amounts include approximately $14.1 million classified as held for sale in the Company’s Consolidated Balance Sheets.

(2)	Amounts recorded for intangible assets include favorable lease and trade name.

(3)	Amounts recorded for goodwill are not expected to be deductible for tax purposes.

(4)	Amounts recorded for other long-term liabilities include unfavorable leases of approximately $50.4 million.

(5)	Including current portion of approximately $30.4 million.

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

The purchase price paid by the Company in the acquisition resulted in recognition of goodwill because it exceeded the estimated fair value of the assets acquired and liabilities assumed. The Company paid a price in excess of estimated fair value of the assets acquired and liabilities assumed because the acquisition of Carmike increased and diversified its domestic footprint and made the Company the largest theatre operator in the United States in terms of revenues and offers a unique opportunity to introduce guest-focused strategic initiatives to millions of Carmike’s movie-goers. The Company also expects to realize significant synergy and cost savings related to the acquisition because of purchasing and procurement economies of scale and general and administrative expense savings, particularly with respect to the consolidation of corporate related functions and elimination of redundancies.

During the quarter ended March 31, 2017, the Company incurred acquisition-related costs for Carmike of approximately $5.9 million, which were included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations. Carmike was acquired on December 21, 2016 and the Company immediately began integrating the operations. The revenues for the 11 day period included in the year-end December 31, 2016 were not material.

Department of Justice Final Judgment - In connection with the acquisition of Carmike the Company entered into a Final Judgment with the United States Department of Justice (“DOJ”) on March  7, 2017, pursuant to which the Company agreed to take certain actions to enable it to complete its acquisition of Carmike, including divest 17 movie theatres (and certain related assets) in the 15 local markets where the Company and Carmike are direct competitors to one or more acquirers acceptable to the DOJ (as of March 31, 2017, theatre assets held for sale related to divestitures were $33.4 million); establish firewalls to ensure the Company does not obtain National CineMedia, LLC’s (“NCM” or “NCM LLC”), Screenvision’s or other exhibitors competitively sensitive information; relinquish seats on NCM’s board of directors and all other NCM governance rights; and transfer 24 theatres comprising 384 screens (which represent less than 2% of NCM’s total network) to the Screenvision network. This includes five Carmike theatres that implemented the Screenvision network prior to completion of the Carmike acquisition, an AMC theatre required to extend its existing term with the Screenvision network, and an AMC theatre that was also included in the divestitures. The settlement agreement also requires the Company to divest the majority of its equity interests in National CineMedia, Inc. (“NCMI”) and NCM LLC so that by June 20, 2019, it owns no more than 4.99% of NCM’s outstanding equity interests per the following schedule: (i) on or before December 20, 2017, AMC must own no more than 15% of NCM’s outstanding equity interests (as of March 31, 2017, the Company classified a portion of its investment in NCM as assets held for sale of $188.0 million); (ii) on or before December 20, 2018, AMC must own no more than 7.5% of NCM’s outstanding equity interests; and (iii) on or before June 20, 2019, AMC must own no more than 4.99% of NCM’s outstanding equity interests. In addition, in accordance with the terms of the settlement, effective December 20, 2016, Craig R. Ramsey, executive vice president and Chief Financial Officer of the Company, resigned his position as a member of the Board of Directors of National CineMedia, Inc.

Goodwill activity is presented below:

(In millions)	Total
Balance as of December 31, 2016	$3,933.0
Acquisition of Nordic	872.1
Adjustments to acquisition of Odeon Cinemas (see table above)	18.2
Adjustments to acquisition of Carmike Cinemas (see table above)	0.3
Effect of foreign currency exchange	0.1
Balance as of March 31, 2017	$4,823.7

NOTE 3—INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the Consolidated Balance Sheets in other long-term assets. Investments in non-consolidated affiliates as of March 31, 2017, include a 24.7% interest in NCM, a 29% interest in Digital Cinema Implementation Partners, LLC (“DCIP”), a 14.6% interest in Digital Cinema Distribution Coalition, LLC (“DCDC”), a 50% interest in Open Road Releasing, LLC, operator of Open Road Films, LLC (“Open Road Films”), a 32% interest in AC JV, LLC (“AC JV”), owner of Fathom Events, a 16.8% interest in SV Holdco, owner of Screenvision, a 50% interest in Digital Cinema Media (“DCM”),  50% interest in five U.S. motion picture theatres and one IMAX® screen and approximately 50% interest in 51 theatres in Europe acquired in the Nordic acquisition. Indebtedness held by equity method investees is non-recourse to the Company.

RealD Inc. Common Stock.  During the quarter ended March, 31, 2016, the Company sold all of its 1,222,780 shares in RealD Inc. and recognized a gain on sale of $3.0 million.

Equity in Earnings (Losses) of Non-Consolidated Entities

Aggregated condensed financial information of the Company’s significant non-consolidated equity method investments is shown below:

	Quarter Ended
(In millions)	March 31, 2017	March 31, 2016
Revenues	$117.4	$116.8
Operating costs and expenses	101.1	105.8
Net earnings	$16.3	$11.0

The components of the Company’s recorded equity in earnings (losses) of non-consolidated entities are as follows:

	Quarter Ended
(In millions)	March 31, 2017	March 31, 2016
National CineMedia, LLC	$(6.0)	$(2.1)
Digital Cinema Implementation Partners, LLC	7.4	5.8
Other	(3.7)	0.5
The Company’s recorded equity in earnings (loss)	$(2.3)	$4.2

NCM Transactions.  As of March 31, 2017, the Company owns 37,992,630 common membership units, or a 24.7% interest, in NCM LLC and 200,000 common shares of NCM, Inc. The estimated fair market value of the common units in NCM LLC and the common stock investment in NCM, Inc. was approximately $482.4, million based on the publically quoted price per share of NCM, Inc. on March 31, 2017 of $12.63 per share.

The Company recorded the following related party transactions with NCM:

	As of	As of
(In millions)	March 31, 2017	December 31, 2016
Due from NCM for on-screen advertising revenue	$2.7	$2.6
Due to NCM for Exhibitor Services Agreement	1.3	1.4
Promissory note payable to NCM	4.2	4.2

	Quarter Ended
(In millions)	March 31, 2017	March 31, 2016
Net NCM screen advertising revenues	$11.6	$10.5
NCM beverage advertising expense	1.9	1.5

The Company recorded the following changes in the carrying amount of its investment in NCM and equity in losses of NCM during the quarter ended March 31, 2017:

			Accumulated			G&A: Mergers
		Exhibitor	Other			and
	Investment	Services	Comprehensive	Cash	Equity in	Acquisitions	Advertising
(In millions)	in NCM(1)	Agreement(2)	(Income)	Received	(Earnings)/Loss	Expense	(Revenue)
Ending balance at December 31, 2016	$323.9	$(359.2)	$(4.0)
Receipt of common units (5)	235.2	(235.2)	—
Receipt of excess cash distributions	(12.3)	—	—	$12.3	$—	$—	$—
Surrender of common units for transferred theatres	(36.4)	35.7	—	—	0.7	—	—
Surrender of common units for make whole agreement	(23.1)	—	—	—	0.5	22.6	—
Impairment - held for sale	(1.9)	—	—	—	1.9	—	—
Amortization of ESA	—	5.1	—	—	—	—	(5.1)
Equity in earnings and loss from amortization of basis difference (3)(4)	(2.9)	—	—	—	2.9	—	—
For the period ended or balance as of March 31, 2017	$482.5	$(553.6)	$(4.0)	$12.3	$6.0	$22.6	$(5.1)

(1)	The following table represents AMC’s investment in common membership units including units received under the Common Unit Adjustment Agreement dated as of February 13, 2007:

	Common
	Membership Units
	Tranche 1	Tranche 2 (a)
Beginning balance at December 31, 2012	17,323,782	—
Additional units received in the quarter ended June 30, 2013	—	1,728,988
Additional units received in the quarter ended June 30, 2014	—	141,731
Additional units received in the quarter ended June 30, 2015	—	469,163
Additional units received in the quarter ended December 31, 2015	—	4,399,324
Units exchanged for NCM, Inc. shares in December 2015	—	(200,000)
Additional units received in the quarter ended March 31, 2017	—	18,787,315
Surrender of units for transferred theatres in March 2017	—	(2,850,453)
Surrender of units for exclusivity waiver in March 2017	—	(1,807,220)
Ending balance at March 31, 2017	17,323,782	20,668,848

(a)

The additional units received in June 2013, June 2014, June 2015, December 2015,  and March  2017 were measured at fair value (Level 1) using NCM, Inc.’s stock price of $15.22,  $15.08,  $14.52,  $15.75 and $12.52, respectively.

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

(5)	The Company recorded an impairment charge of $1.9 million to reduce the carrying value of these units to Level 1 fair value as of March 31, 2017.

The Company recorded $5.5 million and $7.2 million in investment income, net of related amortization for the NCM tax receivable agreement intangible asset during the quarters ended March 31, 2017, and March 31, 2016, respectively.

NCM Agreement

On March 9, 2017, the Company reached an agreement with NCM to implement the requirements of the final judgment entered in connection with the DOJ approval of the Carmike transaction, as discussed in Note 2 – Acquisitions. Pursuant to the agreement, the Company received 18,425,423 NCM common units in March 2017 related to annual attendance at the Carmike theatres and 361,892 NCM common units related to the 2016 common unit adjustment. Because the Carmike theatres were subject to a pre-existing agreement with a third party and will not receive advertising services from NCM, the Company will be obligated to make quarterly payments to NCM reflecting the estimated value of the advertising services at the Carmike theatres as if NCM had provided such services. The quarterly payments will continue until the earlier of (i) the date the theatres are transferred to the NCM network or (ii) expiration of the ESA with NCM. All calculations will be made pursuant to the terms of the existing ESA and Common Unit Adjustment Agreement with NCM. With regard to the existing AMC theatres on the NCM network that are required under the final judgment to be transferred to another advertising provider, the Company returned 2,850,453 NCM common units to NCM in March 2017, calculated under the Common Unit Adjustment Agreement as if such theatres had been disposed of on March 3, 2017. The Company is not obligated to make quarterly payments with respect to the transferred theatres. In addition, the Company returned 1,807,220 additional NCM common units (valued at $22.6 million) in exchange for a waiver of exclusivity by NCM as to the required transferred theatres for the term of the final judgment, which was classified as General and administrative: Merger, acquisition and transaction costs when the common units were returned to NCM during the quarter ended March 31, 2017. The Company recorded a loss of $1.2 million on the return of NCM common units as per the Common Unit Adjustment Agreement and exclusivity waiver for the difference between the average carrying value of the units and the fair value on the date of return. As a result of the agreement, the Company received 14,129,642 net additional NCM common units, valued at $176.9 million based on the market price of NCM, Inc. stock on March 16, 2017 of $12.52. Due to the structure of the transactions, the Company will no longer anticipate recognizing taxable gain upon receipt of new NCM common units. The Company has also agreed to reimburse NCM up to $1.0 million for expenses related to the negotiation of this agreement. The Company has classified 14,887,453 NCM common units (approximately $188.0 million) as held for sale as of March 31, 2017, which it must sell before December 20, 2017 to reach the 15% ownership level discussed above in the Department of Justice Final Judgment. The Company recorded an impairment charge of $1.9 million to reduce the carrying value of these units to Level 1 fair value as of March 31, 2017.

Digital Cinema Media.  The Company acquired its investment in DCM on November 30, 2016 in connection with the acquisition of Odeon. The Company receives advertising services from DCM for its Odeon theatres in International markets through a joint venture in which it has a 50% ownership interest. As of March 31, 2017, the Company recorded revenue of $5.4 million and a receivable as of March 31, 2017 of $1.3 million for cinema advertising.

DCIP Transactions.  The Company pays equipment rent monthly and records the equipment rental expense on a straight-line basis over 12 years.

The Company recorded the following related party transactions with DCIP:

	As of	As of
(In millions)	March 31, 2017	December 31, 2016
Due from DCIP for equipment and warranty purchases	$2.3	$2.1
Deferred rent liability for digital projectors	8.3	8.4

	Quarter Ended

(In millions)	March 31, 2017	March 31, 2016
Digital equipment rental expense	$1.5	$1.2

Open Road Films Transactions.  During the quarter ended March 31, 2017, the Company recorded additional equity losses in Open Road of $4.7 million related to certain advances to and on behalf of Open Road. The losses would be reversed upon reimbursement by Open Road and expiration of guarantees. The Company’s share of cumulative losses from Open Road Films in excess of the Company’s capital commitment was $40.4 million as of March 31, 2017 and $43.7 million as of December 31, 2016. The Company committed to fund additional amounts to Open Road on April 18, 2017 of $5.0 million.

The Company recorded the following related party transactions with Open Road Films:

	As of	As of
(In millions)	March 31, 2017	December 31, 2016
Due from Open Road Films	$2.8	$4.8
Film rent payable to Open Road Films	1.3	0.1

	Quarter Ended
(In millions)	March 31, 2017	March 31, 2016
Film exhibition costs:
Gross film exhibition cost on Open Road Films	$4.3	$3.6

AC JV Transactions.    The Company recorded the following related party transactions with AC JV:

	As of	As of
(In millions)	March 31, 2017	December 31, 2016
Due from AC JV	$—	$—
Due to AC JV for Fathom Events programming	1.4	0.6

	Quarter Ended
(In millions)	March 31, 2017	March 31, 2016
Film exhibition costs:
Gross exhibition cost on Fathom Events programming	$3.6	$2.0

NOTE 4—CORPORATE BORROWINGS

A summary of the carrying value of corporate borrowings and capital and financing lease obligations is as follows:

(In millions)	March 31, 2017	December 31, 2016
Senior Secured Credit Facility-Term Loan due 2022 (3.66% as of March 31, 2017)	$869.6	$871.8
Senior Secured Credit Facility-Term Loan due 2023 (3.73% as of March 31, 2017)	500.0	500.0
Bridge Loan Agreement due 2017 (7.0% as of March 31, 2017)	—	350.0
5% Promissory Note payable to NCM due 2019	4.2	4.2
5.875% Senior Subordinated Notes due 2022	375.0	375.0
6.0% Senior Secured Notes due 2023	230.0	230.0
6.375% Senior Subordinated Notes due 2024 (£500 million par value)	626.8	308.4
5.75% Senior Subordinated Notes due 2025	600.0	600.0
5.875% Senior Subordinated Notes due 2026	595.0	595.0
6.125% Senior Subordinated Notes due 2027	475.0	—
Capital and financing lease obligations, 5.75% - 11.5%	701.1	675.4
Deferred charges	(108.1)	(82.9)
Premiums and (discounts)	27.7	9.4
	4,896.3	4,436.3
Less: current maturities	(103.2)	(81.2)
	$4,793.1	$4,355.1

Bridge Loan Agreement

On December 21, 2016, the Company entered into a bridge loan agreement with Citicorp North America, Inc., as administrative agent and the other lenders party thereto (the “Bridge Loan Agreement”). The Company borrowed $350.0 million of interim bridge loans (the “Interim Bridge Loans”) on December 21, 2016 under the Bridge Loan Agreement and recorded approximately $4.4 million in deferred financing costs. The proceeds of the Interim Bridge Loans were used to partially finance the acquisition of Carmike.

On February 13, 2017, the Company repaid the aggregate principal amount of Interim Bridge Loans of $350.0 million with a portion of the proceeds from its public offering of shares of Holdings Class A common stock, as discussed in Note 5 – Stockholders’ Equity, and recorded a loss of $0.4 million in Other income.

Notes Due 2027

On March 17, 2017, the Company issued $475.0 million aggregate principal amount of its 6.125% Senior Subordinated Notes due 2027 (the "Notes due 2027").  The Company recorded deferred financing costs of approximately $18.5 million related to the issuance of the Notes due 2027. The Notes due 2027 mature on May 15, 2027. The Company will pay interest on the Notes due 2027 at 6.125% per annum, semi-annually in arrears on May 15th and November 15th, commencing on November 15, 2017. The Company may redeem some or all of the Notes due 2027 at any time on or after May 15, 2022 at 103.063% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after May 15, 2025, plus accrued and unpaid interest to the redemption date. In addition, the Company may redeem up to 35% of the aggregate principal amount of the Notes due 2027 using net proceeds from certain equity offerings completed on or prior to May 15, 2020 at a redemption price as set forth in the indenture governing the Notes due 2027. The Company may redeem some or all of the Notes due 2027 at any time prior to May 15, 2022 at a redemption price equal to 100% of their aggregate principal amount and accrued and unpaid interest to, but not including, the date of redemption, plus an applicable make-whole premium. The Company used the net proceeds from the Notes due 2027 private offering to pay a portion of the consideration for the acquisition of Nordic plus related refinancing of Nordic debt assumed in the acquisition.

The Notes due 2027 are general unsecured senior subordinated obligations of the Company and are fully and unconditionally guaranteed on a joint and several senior subordinated unsecured basis by all of its existing and future domestic restricted subsidiaries that guarantee its other indebtedness. Following the closing of the Nordic acquisition on March 28, 2017, neither Nordic or any of its subsidiaries guaranteed the Notes due 2027.

The indenture governing the Notes due 2027 contains covenants limiting other indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets.

On March 17, 2017, in connection with the issuance of the Notes due 2027, the Company entered into a registration rights agreement. Subject to the terms of the registration rights agreement, the Company is required to (1) file one or more registration statements with the SEC not later than 270 days from the issuance date with respect to the registered offer to exchange the notes for new notes of the Company having terms identical in all material respects to the notes and (2) use its commercially reasonable efforts to cause the exchange offer registration statement to be declared effective under the Securities Act within 365 days of the issuance date. The Company filed its Form S-4 registration statement related to the registration rights agreement with the Securities and Exchange Commission on April 19, 2017.

Sterling Notes Due 2024

On March 17, 2017, the Company issued £250.0 million additional aggregate principal amount of its 6.375% Senior Subordinated Notes due 2024 (the "Sterling Notes due 2024") at 106% plus accrued interest from November 8, 2016 in a private offering. These additional Sterling Notes due 2024 were offered as additional notes under an indenture pursuant to which the Company had previously issued and has outstanding £250.0 million aggregate principal amount of its 6.375% Sterling Notes due 2024. The Company recorded deferred financing costs of approximately $12.4 million related to the issuance of the additional Sterling Notes due 2024. The Sterling Notes due 2024 mature on November 15, 2024. The Company will pay interest on the Sterling Notes due 2024 at 6.375% per annum, semi-annually in arrears on May 15th and November 15th, commencing on May 15, 2017. Interest on the additional Sterling Notes will accrue from November 8, 2016. The Company may redeem some or all of the Sterling Notes due 2024 at any time on or after November 15, 2019 at 104.781% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after November 15, 2022, plus accrued and unpaid interest to the redemption date. In addition, the Company may redeem up to 35% of the aggregate principal amount of the Sterling Notes due 2024 using net proceeds from certain equity offerings completed on or prior to November 15, 2019. On or prior to November 15, 2019, the Company may redeem the Sterling Notes due 2024 at par, including accrued and unpaid interest plus a make-whole premium. The Company used the net proceeds from the additional Sterling Notes to pay a portion of the consideration for the acquisition of Nordic plus related refinancing of Nordic debt assumed in the acquisition.

The Sterling Notes due 2024 are general unsecured senior subordinated obligations of the Company and are fully and unconditionally guaranteed on a joint and several senior subordinated unsecured basis by all of its existing and future domestic restricted subsidiaries that guarantee its other indebtedness. Following the closing of the Nordic acquisition on March 28, 2017, neither Nordic or any of its subsidiaries guaranteed the Sterling Notes due 2024.

The indenture governing the Sterling Notes due 2024 contains covenants limiting other indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets.

On March 17, 2017, in connection with the issuance of the additional Sterling Notes due 2024, the Company entered into a registration rights agreement. Subject to the terms of the registration rights agreement, the Company is required to (1) file one or more registration statements with the SEC not later than 270 days from November 8, 2016 with respect to the registered offer to exchange the notes for new notes of the Company having terms identical in all material respects to the notes and (2) use its commercially reasonable efforts to cause the exchange offer registration statement to be declared effective under the Securities Act within 365 days of November 8, 2016. The Company filed its Form S-4 registration statement related to the registration rights agreement with the Securities and Exchange Commission on April 19, 2017.

NOTE 5—STOCKHOLDERS’ EQUITY

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

Dividends

The following is a summary of dividends and dividend equivalents paid to stockholders during the quarter ended March 31, 2017:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 14, 2017	March 13, 2017	March 27, 2017	$0.20	$26.2

During the quarter ended March 31, 2017, the Company paid dividends and dividend equivalents of $26.2 million decreased additional paid-in capital for 191,096 shares surrendered to pay payroll and income taxes by $6.4 million and accrued $0.1 million for the remaining unpaid dividends at March 31, 2017. The aggregate dividends paid for Class A common stock and Class B common stock, were approximately $11.0 million and $15.2 million, respectively, the dividend equivalents accrued were $0.1 million, during the quarter ended March 31, 2017.

On April 27, 2017, Holdings’ Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on June 19, 2017 to stockholders of record on June 5, 2017.

On February 13, 2017, the Company completed an additional public offering of 19,047,619 shares of Class A common stock at a price of $31.50 per share ($600.0 million), resulting in net proceeds of $579.0 million after underwriters commission. The Company used a portion of the net proceeds to repay the aggregate principal amount of the Interim Bridge Loan of $350.0 million.

On February 17, 2017, the Company completed an additional public offering of 1,283,255 shares of Class A common stock at a price of $31.50 per share ($40.4 million), resulting in net proceeds of $39.0 million, pursuant to the partial exercise of the over-allotment option granted to the underwriters. The Company used the net proceeds for general corporate purposes.

Related Party Transactions

As of March 31, 2017 and December 31, 2016, the Company recorded a receivable due from Wanda of $0.2 million and $10.6 million, respectively, for reimbursement of general administrative and other expense incurred on behalf of Wanda and a pledged capital contribution. During the quarter ended March 31, 2017, the Company accrued $0.1 million for general and administrative fees due from Wanda. In December 2016, Wanda agreed to make a capital contribution of $10.0 million to AMC (without any increase in Wanda’s economic interest or voting rights in the Company) for payment to certain officer, directors, and other personnel for extraordinary services rendered in connection with merger and acquisition activity in 2016. This contribution was received during February 2017. Wanda owns Legendary Entertainment, a motion picture production company. The Company will occasionally play Legendary’s films in its theatres, as a result of transactions with independent film distributors.

On February 13, 2017, in connection with the additional public offering of Class A common stock, Adam Aron, Chief Executive Officer of AMC, purchased 31,747 shares of our Class A common stock at a price of $31.50 per share on the same terms as the other purchasers in the offering.

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

The Company recognized stock-based compensation expense of $0.1 million and $1.1 million within general and administrative: other during the quarter ended March 31, 2017 and March 31, 2016, respectively.  The Company’s financial statements reflect an increase to additional paid-in capital related to stock-based compensation of $0.1 million during the quarter ended March 31, 2017. During the quarter ended March 31, 2017, the Company determined that achieving the three-year performance thresholds of the 2016 Performance Stock Units was improbable and reversed $2.0 million of stock-based compensation expense and ceased accruing any additional expense on these units. If the Company later determines that the performance thresholds of the 2016 Performance Stock Units is probable, then historical expense would be reinstated and accruals would resume.

As of March 31, 2017,  including the 2017 grants, there was approximately $26.0 million of total estimated unrecognized compensation cost, assuming attainment of the performance targets at 100%, related to stock-based compensation arrangements expected to be recognized during the remainder of calendar 2017,  calendar 2018, and calendar 2019. The Company expects to recognize compensation cost of $12.7 million, $8.8 million, and $4.5 million during the remainder of calendar 2017 and during each calendar 2018 and calendar 2019, respectively.

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan provides for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units, stock awards, and cash performance awards. The maximum number of shares of Holdings’ common stock available for delivery pursuant to awards granted under the 2013 Equity Incentive Plan is 9,474,000 shares. At March 31, 2017, the aggregate number of shares of Holdings’ common stock remaining available for grant was 7,240,752 shares.

Awards Granted in 2017

On March 31, 2017, Holdings’ Board of Directors approved awards of stock, restricted stock units (“RSUs”), and performance stock units (“PSUs”) to certain of the Company’s employees and directors under the 2013 Equity Incentive Plan. The fair value of the stock at the grant date of March 31, 2017, was $31.45 per share and was based on the closing price of Holdings’ stock.

The award agreements generally had the following features:

•

Stock Award:  On March 31, 2017, five members of Holdings’ Board of Directors were granted awards of 13,684 fully vested shares of Class A common stock in the aggregate. The Company recognized approximately $0.4 million of expense in general and administrative: other expense during the quarter ended March 31, 2017, in connection with these share grants.

•

Restricted Stock Unit Awards:  On March 31, 2017, RSU awards of 189,109 units were granted to certain members of management. Each RSU represents the right to receive one share of Class A common stock at a future date. The RSUs vest over 3 years with 1/3 vesting on each of January 2, 2018, 2019, and 2020. The RSUs will be settled within 30 days of vesting. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs. The grant date fair value was approximately $5.9 million based on a stock price of $31.45 on March 31, 2017. The Company did not recognize any expense in general and administrative: other expense during the quarter ended March 31, 2017, in connection with these awards and expects to recognize approximately $2.0 million in general and administrative: other expense during the year ending December 31, 2017.

On March 31, 2017, RSU awards of 129,214 units were granted to certain executive officers covered by Section 162(m) of the Internal Revenue Code. The RSUs will be forfeited if Holdings does not achieve a specified cash flow from operating activities target for each of the years ending December 31, 2017, 2018 and 2019. The RSUs vest over 3 years with 1/3 vesting in each of 2018, 2019 and 2020 upon certification that the cash flow from operating activities target was met for the previous year. The vested RSUs will be settled within 30 days of vesting. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs. The grant date fair value was approximately $4.1 million based on the probable outcome of the performance targets and a stock price of $31.45 on March 31, 2017. The Company did not recognize any expense in general and administrative: other expense during the quarter ended March 31, 2017, in connection with these awards and expects to recognize approximately $1.4 million in general and administrative: other expense during the year ending December 31, 2017.

•

Performance Stock Unit Award: On March 31, 2017, PSU awards were granted to certain members of management and executive officers, with three year cumulative adjusted EBITDA, diluted earnings per share, and net profit performance target conditions and service conditions, covering a performance period beginning January 1, 2017 and ending on December 31, 2019. The PSUs will vest based on achieving 80% to 120% of the performance targets with the corresponding vested unit amount ranging from 30% to 200%. If the performance target is met at 100%, the PSU awards granted on March 31, 2017 will vest at 318,323 units. No PSUs will vest if Holdings does not achieve the three year cumulative adjusted EBITDA, diluted earnings per share, and net profit minimum performance target. Additionally, unvested PSU’s shall be ratably forfeited upon termination of service prior to December 31, 2019. If service terminates prior to January 2, 2018, all unvested PSU’s shall be forfeited, if service terminates prior to January 2, 2019, 2/3 of unvested PSU’s shall be forfeited and if service terminates prior to January 2, 2020, 1/3 of unvested PSU’s shall be forfeited. The vested PSUs will be settled within 30 days of vesting which will occur upon certification of performance results. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the PSUs began to accrue with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the PSUs. The Company did not recognize any expense for these awards during the quarter ended March 31, 2017 and expects to recognize approximately $5.7 million in general and administrative: other expense during the year ending December 31, 2017, following the graded-vesting method of expense recognition (front loaded). The grant date fair value was approximately $10.0 million based on the probable outcome of the performance conditions at 100% and a stock price of $31.45 on March 31, 2017.

•

Performance Stock Unit Transition Award:  In recognition of the shift from one year to three year performance periods for annual equity awards in 2016, on March 31, 2017, PSU transition awards were granted to certain members of management and executive officers, with 2017 adjusted EBITDA, diluted earnings per share, and net profit performance target conditions and service condition, covering a performance period beginning January 1, 2017 and ending on December 31, 2017. The PSUs will vest based on achieving 80% to 120% of the performance target with the corresponding vested unit amount ranging from 30% to 150%. If the performance target is met at 100%, the transition PSU awards granted on March 31, 2017 will vest at 39,908 units. No PSUs will vest if Holdings does not achieve the adjusted EBITDA, diluted earnings per share, and net profit performance target conditions or the participant’s service does not continue through the last day of the performance period. The vested PSUs will be settled within 30 days of vesting which will occur upon certification of performance results. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the PSUs began to accrue with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the PSUs. The Company did not recognize any expense for these awards during the quarter ended March 31, 2017 and expects to recognize approximately $1.3 million in general and administrative: other expense during the year ending December 31, 2017, assuming attainment of the performance targets at 100%. The grant date fair value was $1.3 million based on the probable outcome of the performance condition at 100% and a stock price of $31.45 on March 31, 2017.

The following table represents the nonvested RSU and PSU activity for the quarter ended March 31, 2017:

		Weighted
		Average
	Shares of RSU	Grant Date
	and PSU	Fair Value
Beginning balance at January 1, 2017	556,510	$24.88
Granted	690,238	31.45
Vested	(92,722)	24.88
Forfeited	(370)	24.88
Nonvested at March 31, 2017	1,153,656	$28.81

NOTE 6—INCOME TAXES

The Company’s effective income tax rate is based on expected income, statutory rates and tax planning opportunities available in the various jurisdictions in which it operates. For interim financial reporting, the Company estimates the annual income tax rate based on projected taxable income for the full year and records a quarterly income tax provision or benefit in accordance with the anticipated annual rate, adjusted for discrete items, if any. The Company refines the estimates of the year’s taxable income as new information becomes available, including actual year-to-date financial results. This continual estimation process often results in a change to the expected effective income tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected income tax rate. Significant judgment is required in determining the effective tax rate and in evaluating tax positions. The Company recognizes income tax-related interest expense and penalties as income tax expense and general and administrative expense, respectively.

The domestic effective tax rate based on the projected annual taxable income for the year ending December 31, 2017 is 39.5%.  The international effective tax rate based on projected annual taxable income is 4.0% based on existing tax laws as of March 31, 2017.  The International effective rate is significantly lower due to a valuation allowance posted against deferred tax assets in various European jurisdictions.

During the quarter ending March 31, 2017, the Company recorded a discrete tax benefit related to excess tax benefits recognized under ASU 2016-09 of approximately $2.7 million. The discrete item reduces the Company’s domestic annual effective rate for the year to 36.5% and increases the actual domestic rate for the quarter ended March 31, 2017 to 53.3%.  The effective tax rate for the quarter ended March 31, 2016 was 39.0%.

The Company’s consolidated tax rate for the quarter ended March 31, 2017 differs from the statutory tax rate primarily due to the foreign tax rate differential driven by the valuation allowance as discussed above, the domestic discrete item, state income taxes, permanent items and credits.

Tax contingencies and other income tax liabilities were $14.2 million and $12.7 million as of March 31, 2017 and December 31, 2016, respectively, and are included in other long-term liabilities. This increase relates primarily to state income taxes and state income tax credits.

The Company closed an Internal Revenue Service (“IRS”) audit for tax years 2007 to 2009 during the fourth quarter of 2016 which effectively settled uncertain tax positions for periods prior to 2007, for which it had previously recorded a reserve. The tax exposure was settled earlier than anticipated and the reserve release resulted in a $19.2 million income tax benefit recognized in the fourth quarter of 2016.

The Company also continues to be subject to examination by the IRS and tax year 2011 is currently under extended statute. The Company believes its allowances for income tax contingencies are adequate. Based on the information currently available, the Company does not anticipate a material (or significant) increase or decrease to its tax contingencies within the next 12 months.

The Company is subject to income tax in many jurisdictions outside the U.S. The Company’s operations in certain jurisdictions remain subject to examination for tax years 2013 to 2016, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to the Company’s consolidated financial statements.

NOTE 7—FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements.  The following table summarizes the fair value hierarchy of the Company’s financial assets carried at fair value on a recurring basis as of March 31, 2017:

		Fair Value Measurements at March 31, 2017 Using
	Total Carrying			Significant
	Value at	Quoted prices in	Significant other	unobservable
	March 31,	active market	observable inputs	inputs
(In millions)	2017	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Money market mutual funds	$0.2	$0.2	$—	$—
Equity securities, available-for-sale:
Mutual fund large U.S. equity	2.7	2.7	—	—
Mutual fund small/mid U.S. equity	3.2	3.2	—	—
Mutual fund international	1.0	1.0	—	—
Mutual fund balanced	0.6	0.6	—	—
Mutual fund fixed income	1.4	1.4	—	—
Total assets at fair value	$9.1	$9.1	$—	$—

(1)

The investments relate to a non-qualified deferred compensation arrangement on behalf of certain management. The Company has an equivalent liability for this related-party transaction recorded in other long-term liabilities for the deferred compensation obligation.

Valuation Techniques.  The Company’s money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The equity securities, available-for-sale, primarily consist of common stock and mutual funds invested in equity, fixed income, and international funds and are measured at fair value using quoted market prices. See Note 9—Accumulated Other Comprehensive Income for the unrealized gain on the equity securities recorded in accumulated other comprehensive income.

Other Fair Value Measurement Disclosures.  The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at March 31, 2017 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$15.2	$—	$14.2	$1.4
Corporate borrowings	4,180.0	—	4,362.3	2.8

Valuation Technique.  Quoted market prices and observable market based inputs were used to estimate fair value for Level 2 inputs. The Level 3 fair value measurement represents the transaction price of the corporate borrowings under market conditions.

NOTE 8—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

A rollforward of reserves for theatre and other closure and disposition of assets is as follows:

	Quarter Ended
(In millions)	March 31, 2017	March 31, 2016
Beginning balance	$34.6	$43.0
Theatre and other closure expense	0.9	1.5
Transfer of assets and liabilities	0.8	—
Foreign currency translation adjustment	0.2	0.2
Cash payments	(3.0)	(3.3)
Ending balance	$33.5	$41.4

In the accompanying Consolidated Balance Sheets, as of March 31 2017, the current portion of the ending balance totaling $8.9 million is included with accrued expenses and other liabilities and the long-term portion of the ending balance totaling $24.6 million is included with other long-term liabilities. Theatre and other closure reserves for leases that have not been terminated were recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

During the quarter ended March 31, 2017 and the quarter ended March 31, 2016, the Company recognized theatre and other closure expense of $0.9 million and $1.5 million, respectively. Theatre and other closure expense included the accretion on previously closed properties with remaining lease obligations.

NOTE 9—ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the change in accumulated other comprehensive income by component:

			Unrealized Net	Unrealized Net
		Pension and	Gain from	Gain from Equity
	Foreign	Other	Marketable	Method Investees’
(In millions)	Currency	Benefits	Securities	Cash Flow Hedge	Total
Balance, December 31, 2016	$(1.8)	$(3.6)	$0.3	$2.6	$(2.5)
Other comprehensive income (loss) before reclassifications	(2.2)	—	0.2	—	(2.0)
Amounts reclassified from accumulated other comprehensive income	—	0.1	—	—	0.1
Other comprehensive income (loss)	(2.2)	0.1	0.2	—	(1.9)
Balance, March 31, 2017	$(4.0)	$(3.5)	$0.5	$2.6	$(4.4)

			Unrealized Net	Unrealized Net
		Pension and	Gain from	Gain from Equity
	Foreign	Other	Marketable	Method Investees’
(In millions)	Currency	Benefits (1)	Securities	Cash Flow Hedge	Total
Balance, December 31, 2015	$2.1	$(3.3)	$1.5	$2.5	$2.8
Other comprehensive income (loss) before reclassifications	(0.1)	—	0.3	(0.4)	(0.2)
Amounts reclassified from accumulated other comprehensive income	—	—	(1.8)	0.1	(1.7)
Other comprehensive income (loss)	(0.1)	—	(1.5)	(0.3)	(1.9)
Balance, March 31, 2016	$2.0	$(3.3)	$—	$2.2	$0.9

(1)	See Note 11 – Employee Benefit Plans for further information regarding pre-tax amounts reclassified from accumulated other comprehensive income.

The tax effects allocated to each component of other comprehensive income (loss) during the quarter ended March 31, 2017 and March 31, 2016 is as follows:

	Quarter Ended
	March 31, 2017			March 31, 2016
		Tax			Tax
	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax
(In millions)	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized foreign currency translation adjustment	$(2.6)	$0.4	$(2.2)	$(0.1)	$—	$(0.1)
Pension and other benefit adjustments:
Amortization of net (gain) loss reclassified into general and administrative: other	0.1	—	0.1	—	—	—
Marketable securities:
Unrealized net holding gain (loss) arising during the period	0.3	(0.1)	0.2	0.5	(0.2)	0.3
Realized net gain reclassified into investment expense (income)	—	—	—	(2.9)	1.1	(1.8)
Equity method investees' cash flow hedge:
Unrealized net holding loss arising during the period	—	—	—	(0.7)	0.3	(0.4)
Realized net loss reclassified into equity in earnings of non-consolidated entities	—	—	—	0.2	(0.1)	0.1
Other comprehensive income (loss)	$(2.2)	$0.3	$(1.9)	$(3.0)	$1.1	$(1.9)

NOTE 10—OPERATING SEGMENTS

The Company reports information about operating segments in accordance with ASC 280-10, Segment Reporting, which requires financial information to be reported based on the way management organizes segments within a company for making operating decisions and evaluating performance. Beginning with the Company’s acquisition of Odeon in 2016, the Company has identified two reportable segments for its theatrical exhibition operations, U.S. markets and International markets. The International markets segment consists of operations in the United Kingdom, Germany, Spain, Italy, Ireland, Austria,  Portugal,  Sweden, Finland, Estonia, Latvia, Lithuania, Norway, and Denmark. Each segment’s revenue is derived from admissions, food and beverage sales and other ancillary revenues, primarily screen advertising, AMC Stubs membership fees, ticket sales, gift card income and exchange ticket income. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company does not report asset information by segment because that information is not used to evaluate the performance of or allocate resources between segments.

Below is a breakdown of select financial information by reportable operating segment:

	Quarter Ended
Revenues (In millions)	March 31, 2017	March 31, 2016
U.S. markets	$992.2	$764.2
International markets	291.2	1.8
Total revenues	$1,283.4	$766.0

	Quarter Ended
Adjusted EBITDA (1) (In millions)	March 31, 2017	March 31, 2016
U.S. markets (2)	$198.0	$146.4
International markets	53.3	0.1
Total Adjusted EBITDA	$251.3	$146.5

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

(2)	Distributions from NCM are reported entirely within the U.S. markets segment.

	Quarter Ended
Capital Expenditures (In millions)	March 31, 2017	March 31, 2016
U.S. markets	$150.3	$57.7
International markets	11.0	—
Total capital expenditures	$161.3	$57.7

Financial Information About Geographic Area:

	Quarter Ended	Quarter Ended
Revenues	March 31, 2017	March 31, 2016
United States	$992.2	$764.2
United Kingdom	131.6	1.8
Italy	59.0	—
Spain	46.0	—
Germany	32.4	—
Other foreign countries	22.2	—
Total	$1,283.4	$766.0

	As of	As of
Long-term assets, net (In millions)	March 31, 2017	December 31, 2016
United States	$6,250.9	$6,156.9
International	2,798.1	1,801.3
Total long-term assets (1)	$9,049.0	$7,958.2

(1)	Long-term assets are comprised of property, intangible assets, goodwill, deferred income tax assets and other long-term assets.

The following table sets forth a reconciliation of net earnings to Adjusted EBITDA:

	Quarter Ended
(In millions)	March 31, 2017	March 31, 2016
Net earnings	$8.4	$28.3
Plus:
Income tax provision (benefit)	(9.2)	18.1
Interest expense	61.9	27.1
Depreciation and amortization	125.3	60.4
Certain operating expenses(1)	5.3	3.4
Equity in (earnings) losses of non-consolidated entities	2.3	(4.2)
Cash distributions from non-consolidated entities	24.4	17.7
Investment expense (income)	(5.3)	(10.0)
Other income(2)	(2.3)	—
General and administrative expense—unallocated:
Merger, acquisition and transaction costs(3)	40.4	4.6
Stock-based compensation expense(4)	0.1	1.1
Adjusted EBITDA	$251.3	$146.5

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

(2)	Other income for the current year period includes a $2.7 million foreign currency transaction gain offset by a $0.4 million loss on the redemption of the Bridge Loan Facility.

(3)	Merger, acquisition and transition costs are excluded as it is non-operating in nature.

(4)	Non-cash or non-recurring expense included in general and administrative: other.

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

Net periodic benefit cost (credit) recognized for the plans in general and administrative: other during the quarter ended March 31, 2017 and March 31, 2016 consists of the following:

	U.S. Pension Benefits		International Pension Benefits
(In millions)	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	1.1	1.1	0.6	—
Expected return on plan assets	(0.8)	(0.9)	(0.8)	—
Curtailment gain	—	—	—	—
Settlement (gain) loss	—	—	—	—
Net periodic benefit cost (credit)	$0.3	$0.2	$(0.2)	$—

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

NOTE 13—NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for the Company on January 1, 2019, with early adoption permitted. The Company has not yet decided whether it will early adopt the new standard. A modified retrospective transition approach is required for leases existing at, or entered into after the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. On July 9, 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. The new standard is effective for the Company on January 1, 2018. Companies may elect to adopt this application as of the original effective date for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The standard permits the use of either a retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements including the Company’s Exhibitor’s Services Agreement with NCM, its customer frequency program, gift card and exchange ticket income and other ancillary or contractual revenues. The Company believes its Exhibitor’s Services Agreement with NCM includes a significant financing component and expects that as a result advertising revenues will increase significantly with a similar offsetting increase in interest expense. The Company has selected the cumulative effect transition method, and expects to adopt in the first quarter of 2018.

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

NOTE 14—EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted earnings per share includes the effects of unvested RSU’s with a service condition only and unvested contingently issuable RSUs and PSUs that have service and performance conditions, if dilutive.

The following table sets forth the computation of basic and diluted earnings per common share:

	Quarter Ended
	March 31, 2017	March 31, 2016
(In millions)
Numerator:
Net earnings from continuing operations	$8.4	$28.3
Denominator (shares in thousands):
Weighted average shares for basic earnings per common share	121,358	98,200
Common equivalent shares for RSUs and PSUs	43	7
Shares for diluted earnings per common share	121,401	98,207
Basic earnings per common share	$0.07	$0.29
Diluted earnings per common share	$0.07	$0.29

Vested RSUs and PSU’s have dividend rights identical to the Company’s Class A and Class B common stock and are treated as outstanding shares for purposes of computing basic and diluted earnings per share. Certain unvested RSUs and unvested PSUs are subject to performance conditions and are included in diluted earnings per share, if dilutive, using the treasury stock method based on the number of shares, if any, that would be issuable under the terms of the Company’s 2013 Equity Incentive Plan (“Plan”) if the end of the reporting period were the end of the contingency period. During the quarter ended March 31, 2017, unvested PSU’s and Transition PSU’s of 190,946 at the minimum performance target were not included in the computation of diluted earnings per share since the shares would not be issuable under the terms of the Plan, if the end of the reporting period were the end of the contingency period.

NOTE 15—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, Financial statements of guarantors and issuers of guaranteed securities registered or being registered. Each of the subsidiary guarantors are 100% owned by Holdings. The subsidiary guarantees of the Company’s Notes due 2022 the Sterling Notes due 2024, the Notes due 2025, the Notes due 2026, and the Notes due 2027 are full and unconditional and joint and several and subject to customary release provisions. The Company and its subsidiary guarantors’ investments in its consolidated subsidiaries are presented under the equity method of accounting.

Consolidating Statement of Operations

Quarter Ended March 31, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$501.9	$315.4	$—	$817.3
Food and beverage	—	249.9	148.0	—	397.9
Other theatre	—	42.1	26.1	—	68.2
Total revenues	—	793.9	489.5	—	1,283.4
Operating costs and expenses
Film exhibition costs	—	273.9	146.8	—	420.7
Food and beverage costs	—	33.6	27.0	—	60.6
Operating expense	—	220.1	143.8	—	363.9
Rent	—	123.3	59.3	—	182.6
General and administrative:
Merger, acquisition and transaction costs	—	40.3	0.1	—	40.4
Other	0.6	22.1	11.8	—	34.5
Depreciation and amortization	—	72.7	52.6	—	125.3
Operating costs and expenses	0.6	786.0	441.4	—	1,228.0
Operating income (loss)	(0.6)	7.9	48.1	—	55.4
Other expense (income):
Equity in net (earnings) loss of subsidiaries	(11.4)	(37.5)	—	48.9	—
Other income	—	(2.7)	—	—	(2.7)
Interest expense:
Corporate borrowings	50.7	48.3	0.4	(48.3)	51.1
Capital and financing lease obligations	—	2.0	8.8	—	10.8
Equity in earnings of non-consolidated entities	—	2.0	0.3	—	2.3
Investment income	(48.3)	(5.3)	—	48.3	(5.3)
Total other expense (income)	(9.0)	6.8	9.5	48.9	56.2
Earnings (loss) before income taxes	8.4	1.1	38.6	(48.9)	(0.8)
Income tax provision (benefit)	—	(10.3)	1.1	—	(9.2)
Net earnings (loss)	$8.4	$11.4	$37.5	$(48.9)	$8.4

Consolidating Statement of Operations

Quarter Ended March 31, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$481.5	$1.1	$—	$482.6
Food and beverage	—	243.6	0.5	—	244.1
Other theatre	—	39.1	0.2	—	39.3
Total revenues	—	764.2	1.8	—	766.0
Operating costs and expenses
Film exhibition costs	—	261.7	0.6	—	262.3
Food and beverage costs	—	33.9	0.1	—	34.0
Operating expense	—	201.5	0.8	—	202.3
Rent	—	124.1	0.5	—	124.6
General and administrative:
Merger, acquisition and transaction costs	—	4.6	—	—	4.6
Other	—	18.5	—	—	18.5
Depreciation and amortization	—	60.4	—	—	60.4
Operating costs and expenses	—	704.7	2.0	—	706.7
Operating income (loss)	—	59.5	(0.2)	—	59.3
Other expense (income):
Equity in net (earnings) loss of subsidiaries	(26.2)	0.2	—	26.0	—
Interest expense:
Corporate borrowings	24.9	32.0	—	(32.0)	24.9
Capital and financing lease obligations	—	2.2	—	—	2.2
Equity in earnings of non-consolidated entities	—	(4.2)	—	—	(4.2)
Investment income	(27.0)	(15.0)	—	32.0	(10.0)
Total other expense (income)	(28.3)	15.2	—	26.0	12.9
Earnings (loss) before income taxes	28.3	44.3	(0.2)	(26.0)	46.4
Income tax provision	—	18.1	—	—	18.1
Net earnings (loss)	$28.3	$26.2	$(0.2)	$(26.0)	$28.3

Consolidating Statement of Comprehensive Income

Quarter Ended March 31, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$8.4	$11.4	$37.5	$(48.9)	$8.4
Equity in other comprehensive income (loss) of subsidiaries	(1.9)	(2.2)	—	4.1	—
Unrealized foreign currency translation adjustment, net of tax	—	—	(2.2)	—	(2.2)
Pension and other benefit adjustments:					—
Amortization of net loss reclassified into general and administrative: others, net of tax	—	0.1	—	—	0.1
Marketable securities:					—
Unrealized holding gain arising during the period, net of tax	—	0.2	—	—	0.2
Realized net gain reclassified to net investment income, net of tax	—	—	—	—	—
Equity method investees’ cash flow hedge:					—
Unrealized net holding loss arising during the period, net of tax	—	—	—	—	—
Realized net holding loss reclassified to equity in earnings of non-consolidated entities, net of tax	—	—	—	—	—
Other comprehensive income (loss)	(1.9)	(1.9)	(2.2)	4.1	(1.9)
Total comprehensive income	$6.5	$9.5	$35.3	$(44.8)	$6.5

Consolidating Statement of Comprehensive Income

Quarter Ended March 31, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$28.3	$26.2	$(0.2)	$(26.0)	$28.3
Equity in other comprehensive income (loss) of subsidiaries	(1.9)	0.2	—	1.7	—
Unrealized foreign currency translation adjustment, net of tax	—	(0.3)	0.2	—	(0.1)
Marketable securities:
Unrealized holding gain arising during the period, net of tax	—	0.3	—	—	0.3
Realized net gain reclassified to net investment income, net of tax	—	(1.7)	—	—	(1.7)
Equity method investees’ cash flow hedge:
Unrealized net holding loss arising during the period, net of tax	—	(0.5)	—	—	(0.5)
Realized net holding loss reclassified to equity in earnings of non-consolidated entities, net of tax	—	0.1	—	—	0.1
Other comprehensive income (loss)	(1.9)	(1.9)	0.2	1.7	(1.9)
Total comprehensive income (loss)	$26.4	$24.3	$—	$(24.3)	$26.4

Consolidating Balance Sheet

As of March 31, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and equivalents	$19.2	$89.0	$204.9	$—	$313.1
Receivables, net	—	82.0	62.8	—	144.8
Assets held for sale	—	199.7	21.7	—	221.4
Other current assets	1.3	100.5	109.9	—	211.7
Total current assets	20.5	471.2	399.3	—	891.0
Investment in equity of subsidiaries	2,923.9	1,400.6	—	(4,324.5)	—
Property, net	—	1,650.2	1,512.0	—	3,162.2
Intangible assets, net	—	226.0	136.6	—	362.6
Intercompany advances	3,888.8	(1,929.6)	(1,959.2)	—	—
Goodwill	(2.1)	2,422.1	2,403.7	—	4,823.7
Deferred tax asset	—	96.6	8.8	—	105.4
Other long-term assets	7.2	498.7	89.2	—	595.1
Total assets	$6,838.3	$4,835.8	$2,590.4	$(4,324.5)	$9,940.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$344.2	$166.2	$—	$510.4
Accrued expenses and other liabilities	45.5	165.4	119.8	—	330.7
Deferred revenues and income	—	201.9	92.6	—	294.5
Current maturities of corporate borrowings and capital and financing lease obligations	13.8	11.0	78.4	—	103.2
Total current liabilities	59.3	722.5	457.0	—	1,238.8
Corporate borrowings	4,177.3	2.7	—	—	4,180.0
Capital and financing lease obligations	—	81.4	531.7	—	613.1
Exhibitor services agreement	—	553.3	—	—	553.3
Deferred tax liability	—	—	26.6	—	26.6
Other long-term liabilities	—	552.0	174.5	—	726.5
Total liabilities	4,236.6	1,911.9	1,189.8	—	7,338.3
Temporary equity	1.1	—	—	—	1.1
Stockholders’ equity	2,600.6	2,923.9	1,400.6	(4,324.5)	2,600.6
Total liabilities and stockholders’ equity	$6,838.3	$4,835.8	$2,590.4	$(4,324.5)	$9,940.0

Consolidating Balance Sheet

As of December 31, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and equivalents	$3.0	$94.7	$109.4	$—	$207.1
Receivables, net	0.2	165.8	47.6	—	213.6
Assets held for sale	—	56.3	14.1	—	70.4
Other current assets	1.8	95.6	95.1	—	192.5
Total current assets	5.0	412.4	266.2	—	683.6
Investment in equity of subsidiaries	2,330.7	709.7	—	(3,040.4)	—
Property, net	—	1,585.6	1,450.3	—	3,035.9
Intangible assets, net	—	228.3	136.8	—	365.1
Intercompany advances	3,443.8	(1,781.3)	(1,662.5)	—	—
Goodwill	(2.1)	2,422.1	1,513.0	—	3,933.0
Deferred tax asset	—	87.5	2.9	—	90.4
Other long-term assets	7.7	475.9	50.2	—	533.8
Total assets	$5,785.1	$4,140.2	$1,756.9	$(3,040.4)	$8,641.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$381.0	$120.8	$—	$501.8
Accrued expenses and other liabilities	17.6	197.6	113.8	—	329.0
Deferred revenues and income	—	232.3	44.9	—	277.2
Current maturities of corporate borrowings and capital and financing lease obligations	13.8	10.8	56.6	—	81.2
Total current liabilities	31.4	821.7	336.1	—	1,189.2
Corporate borrowings	3,743.0	2.8	—	—	3,745.8
Capital and financing lease obligations	—	83.8	525.5	—	609.3
Exhibitor services agreement	—	359.3	—	—	359.3
Deferred tax liability	—	—	21.0	—	21.0
Other long-term liabilities	—	541.9	164.6	—	706.5
Total liabilities	3,774.4	1,809.5	1,047.2	—	6,631.1
Temporary equity	1.1	—	—	—	1.1
Stockholders’ equity	2,009.6	2,330.7	709.7	(3,040.4)	2,009.6
Total liabilities and stockholders’ equity	$5,785.1	$4,140.2	$1,756.9	$(3,040.4)	$8,641.8

Consolidating Statement of Cash Flows

Quarter Ended March 31, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by operating activities	$23.3	$43.1	$99.6	$—	$166.0
Cash flows from investing activities:
Capital expenditures	—	(121.9)	(39.4)	—	(161.3)
Acquisition of Nordic, net of cash acquired	—	(654.9)	70.5		(584.4)
Acquisition of Carmike, net of cash acquired	—	—	0.1		0.1
Proceeds from disposition of long-term assets	—	0.5	3.5	—	4.0
Investments in non-consolidated entities, net	—	(0.3)	—	—	(0.3)
Other, net	—	(1.6)	—	—	(1.6)
Net cash provided by (used in) investing activities	—	(778.2)	34.7	—	(743.5)
Cash flows from financing activities:
Proceeds from issuance of Senior Subordinated Sterling Notes due 2024	327.8	—	—	—	327.8
Proceeds from issuance of Senior Subordinated Notes due 2027	475.0	—	—	—	475.0
Payment of Nordic SEK Term Loan	(144.4)	—	—	—	(144.4)
Payment of Nordic EUR Term Loan	(169.5)	—	—	—	(169.5)
Net proceeds from additional public offering	617.5	—	—	—	617.5
Principal payment of Bridge Loan due 2017	(350.0)	—	—	—	(350.0)
Principal payments under Term Loan	(2.2)	—	—	—	(2.2)
Principal payments under capital and financing lease obligations	—	(2.3)	(17.4)	—	(19.7)
Cash used to pay deferred financing costs	(27.5)	—	—	—	(27.5)
Cash used to pay dividends	(26.2)	—	—	—	(26.2)
Change in intercompany advances	(716.7)	738.6	(21.9)	—	—
Net cash provided by (used in) financing activities	(16.2)	736.3	(39.3)	—	680.8
Effect of exchange rate changes on cash and equivalents	9.1	(6.9)	0.5	—	2.7
Net increase (decrease) in cash and equivalents	16.2	(5.7)	95.5	—	106.0
Cash and equivalents at beginning of period	3.0	94.7	109.4	—	207.1
Cash and equivalents at end of period	$19.2	$89.0	$204.9	$—	$313.1

Consolidating Statement of Cash Flows

Quarter Ended March 31, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by operating activities	$7.1	$15.2	$0.6	$—	$22.9
Cash flows from investing activities:
Capital expenditures	—	(57.7)	—	—	(57.7)
Acquisition of Starplex Cinemas, net of cash acquired	—	0.4	—	—	0.4
Proceeds from disposition of long-term assets	—	5.4	—	—	5.4
Other, net	—	0.3	—	—	0.3
Net cash used in investing activities	—	(51.6)	—	—	(51.6)
Cash flows from financing activities:
Net borrowings under Revolving Credit Facility	(50.0)	—	—	—	(50.0)
Principal payments under Term Loan	(2.2)	—	—	—	(2.2)
Principal payments under capital and financing lease obligations	—	(2.1)	—	—	(2.1)
Deferred financing costs	(0.5)	—	—	—	(0.5)
Change in intercompany advances	65.4	(64.2)	(1.2)	—	—
Cash used to pay dividends	(19.8)	—	—	—	(19.8)
Net cash used in financing activities	(7.1)	(66.3)	(1.2)	—	(74.6)
Effect of exchange rate changes on cash and equivalents	—	(0.8)	0.8	—	—
Net decrease in cash and equivalents	0.0	(103.5)	0.2	—	(103.3)
Cash and equivalents at beginning of period	1.9	167.0	42.3	—	211.2
Cash and equivalents at end of period	$1.9	$63.5	$42.5	$—	$107.9

NOTE 16—SUBSEQUENT EVENT

On April 27, 2017, Holdings’ Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on June 19, 2017 to stockholders of record on June 5, 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “forecast,” “estimate,” “project,” “intend,” “plan,” “expect,” “should,” “believe” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Similarly, statements made herein and elsewhere regarding our recent acquisitions are also forward-looking statements, including statements regarding the expected benefits of the acquisition on our future business, operations and financial performance and our ability to successfully integrate the recently acquired business. These forward-looking statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

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

•our ability to comply with, and the effects of, a settlement we entered into with the United States Department of Justice pursuant to which we agreed to divest theatres, transfer advertising rights of certain theatres, and divest our holdings in NCM

•our ability to refinance our indebtedness on terms favorable to us;

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

Readers are urged to consider these factors carefully in evaluating the forward-looking statements. For further information about these and other risks and uncertainties as well as strategic initiatives, see Item 1A. “Risk Factors” and Item 1. “Business” in our Annual Report on Form 10-K for the year ended December 31, 2016 and our other public filings.

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

Overview

AMC is one of the world’s largest theatrical exhibition companies and an industry leader in innovation and operational excellence. We operate productive theatres in 15 countries and are the market leader in nine of those. In the United States top markets, AMC has the No. 1 or No. 2 market share in the top three markets, New York, Los Angeles and Chicago.

Our theatrical exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs™ customer frequency membership program, rental of theatre auditoriums, income from gift card and exchange ticket sales, on-line ticketing fees and arcade games located in theatre lobbies. As of March 31, 2017, we owned, operated or had interests in 1,027 theatres and 11,247 screens.

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

AMC Movie Screens

During the quarter ended March 31, 2017, we opened 2 new theatres with a total of 19 screens, acquired 122 theatres with 683 screens, which includes the acquisition of Nordic, permanently closed 17 screens, temporarily closed 215 screens and reopened 219 screens to implement our strategy and install consumer experience upgrades. On March 28, 2017, we completed the acquisition of Nordic. As of March 31, 2017, Nordic operated or held a partial interest in 122 theatres with 683  screens (including 51 joint venture theatres with 216 screens) in seven European countries, which further complements our International markets segment.

As of March 31, 2017, we had 5,415 3D enabled screens, including 200 IMAX®, and 102 Premium Large Format (“PLF”) screens; approximately 48% of our screens were 3D enabled screens, including IMAX® 3D enabled screens, and approximately 2% of our screens were IMAX® 3D enabled screens. We are the largest IMAX® exhibitor in the United States with 180 screens and a 51% market share and each of our IMAX® local installations is protected by geographic exclusivity. The following table identifies the upgrades to our theatre circuit during the periods indicated:

	Number of	Number of
	Screens As of	Screens As of
Format	March 31, 2017	December 31, 2016
Digital	11,247	10,558
3D enabled	5,415	5,070
IMAX® (3D enabled)	200	196
Dolby CinemaTM at AMC	67	48
Other PLF (3D enabled)	102	82
Dine-in theatres	411	342
Premium seating	2,168	1,984

IMAX®.  IMAX® is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. IMAX® offers a unique end-to-end cinematic solution combining proprietary software, theater architecture and equipment to create the highest-quality, most immersive motion picture experience for which the IMAX® brand has become known globally. Top filmmakers and studios utilize IMAX® theaters to connect with audiences in innovative ways, and as such, IMAX®’s theater network is among the most important and successful theatrical distribution platforms for major event films around the world.

As of March 31, 2017, AMC is the largest IMAX® exhibitor in the U.S. with a 51% market share, and each of our IMAX® local installations is protected by geographic exclusivity. As of March 31, 2017, our IMAX® screen count is 100% greater than our closest competitor. We believe that we have had considerable success with our IMAX® partnership, and in June 2016 we announced an agreement to expand the number of IMAX® screens in our U.S. theatres to 185 by the end of 2019.

Dolby Cinema™ at AMC.  In May 2015, we partnered with Dolby Laboratories, Inc. to unveil a premium cinema offering for movie-goers that combined state-of-the-art image and sound technologies with inspired theatre design and comfort. Dolby Cinema™ at AMC includes Dolby Vision™ laser projection and object oriented Dolby Atmos® audio technology, as well as AMC’s plush power reclining seats with seat transducers that vibrate with the action on screen.

As of March 31, 2017, we have 67 fully operational Dolby Cinema™ at AMC screens. In August 2016 we announced the acceleration of our Dolby Cinema™ at AMC deployment. We expect to have 160 Dolby Cinema™ at AMC screens operational by the end of 2018.

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

Technical innovation has allowed us to enhance the consumer experience through premium formats such as 3D, IMAX®, and other large screen formats. When combined with our major markets’ customer base, the operating flexibility of digital technology enhances our capacity utilization and dynamic pricing capabilities. This enables us to achieve higher ticket prices for premium formats and provide incremental revenue from the exhibition of alternative content such as live concerts, sporting events, Broadway shows, opera and other non-traditional programming. Within each of our major markets, we are able to charge a premium for these services relative to our smaller markets. We intend to continue to broaden our content offerings and enhance the customer experience in operating IMAX® screens and through the installation of additional Dolby Cinema™ at AMC screens, our PLF screen concepts, and the presentation of attractive alternative content.

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

As of March 31, 2017, we now feature recliner seating in approximately 217 theatres, including Dine-in-Theatres, totaling approximately 2,168 screens. By the end of 2017, we expect to convert an additional 750 screens to recliner seating.

Rebalancing of the new supply-demand relationship created by recliner seating presents us two further opportunities to improve customer convenience and maximize operating results: open-source internet ticketing and reserved seating.

Open-source internet ticketing makes our legacy AMC seats (over 800,000) in all our theatres and auditoriums for all our showtimes as available as possible, on as many websites as possible. This is a significant departure from the years prior to 2012, when tickets to any one of our theatres were only available on one website. We most recently deployed new technology by partnering with Atom Tickets to allow guests to utilize Atom’s mobile movie ticketing platform to purchase our tickets. Atom’s technology allows movie-goers to check movie reviews and AMC show times, coordinate movie outings among friends while allowing them to pay separately, and pre-pay for food and beverage items. Our tickets are currently on sale over the internet, directly or through mobile apps, at our own website and app and Fandango, Movietickets.com, Flixster and Atom Tickets. We believe increased online access is important because it captures customers’ purchase intent more immediately and directly than if we wait for their arrival at the theatre box office to make a purchase. Carefully monitoring internet pre-sales also lets us adjust capacity in real time, moving movies that are poised to over perform to larger capacity auditoriums or more additional auditoriums, thereby maximizing yield.

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

To address recent consumer trends, we are expanding our menu of enhanced food and beverage products to include made-to-order drinks and meals, customized coffee, healthy snacks, premium beers, wine and mixed drinks, flatbread pizzas, more varieties of hot dogs, four flavors of popcorn and other menu items. We plan to invest across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage design improvements to the development of new dine-in theatre options. The costs of these conversions in some cases are partially covered by investments from the theatre landlord. We currently operate 27 Dine-In Theatres that deliver chef-inspired menus with seat-side or delivery service to luxury recliners with tables. Our recent Dine-In Theatre concepts are designed to capitalize on the latest food service trend, the fast casual eating experience.

Coca Cola Freestyle® puts customers in charge with over 140 drink flavor options in a compact footprint. Our operational excellence and history of innovation rewarded us with first-mover advantage on this new technology, which, as of March 31, 2017, was deployed in substantially all of our legacy AMC theatres. We expect to install Coca Cola Freestyle® machines in 100% of AMC’s domestic theatres, including all former Carmike theatres, by the end of 2017, and we have already begun the rollout at the Odeon theatres.

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

As of March 31, 2017, we had 6,743,000 active member households in the AMC Stubs® program. Our AMC Stubs® members represented approximately 20% of our attendance during the first quarter of 2017 with an average ticket price 3% lower than our non-members and food and beverage expenditures per patron 6% lower than non-members. We believe movie-goers want to be recognized and rewarded for attending our theatres and as a result, our new AMC Stubs® program is designed to strengthen guest loyalty, attract new guests and drive additional return visits. Our much larger database of identified movie-goers also provides us with additional insight into our customers’ movie preferences, and this enables us to have both a larger and a more targeted marketing effort to support our Hollywood studio partners.

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

The following tables reflect AMC Stubs activity during the quarter ended March 31, 2017:

			AMC Stubs Revenue for
			Quarter Ended March 31, 2017
	Deferred		Other Theatre		Food and
	Membership	Deferred	Revenues	Admissions	Beverage	Ticketing
(In millions)	Fees	Rewards	(Membership Fees)	Revenues	Revenues	Revenues
Balance, December 31, 2016	$12.5	$23.3
Membership fees received	6.6	—	$—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	6.6	—	(6.6)	—	—
Food and beverage	—	9.1	—	—	(9.1)	—
Rewards redeemed:
Admissions	—	(5.9)	—	5.9	—	—
Food and beverage	—	(8.0)	—	—	8.0	—
Amortization of deferred revenue	(6.1)	—	3.2	0.7	1.5	0.7
For the period ended or balance as of March 31, 2017	$13.0	$25.1	$3.2	$—	$0.4	$0.7

The following tables reflect AMC Stubs activity during the quarter ended March 31, 2016:

			AMC Stubs Revenue for
			Quarter Ended March 31, 2016
	Deferred		Other Theatre		Food and
	Membership	Deferred	Revenues	Admissions	Beverage
(In millions)	Fees	Rewards	(Membership Fees)	Revenues	Revenues
Balance, December 31, 2015	$12.1	$17.0
Membership fees received	5.2	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	3.8	—	(3.8)	—
Food and beverage	—	5.4	—	—	(5.4)
Rewards redeemed:
Admissions	—	(4.4)	—	4.4	—
Food and beverage	—	(6.3)	—	—	6.3
Amortization of deferred revenue	(6.1)	—	6.1	—	—
For the period ended or balance as of March 31, 2016	$11.2	$15.5	$6.1	$0.6	$0.9

Significant Events

Nordic Cinema Group Holding AB.  On March 28, 2017, we completed the acquisition of Nordic for cash. The purchase price for Nordic was SEK 5,756 million ($654.9 million), which includes payment of interest on the equity value and repayment of shareholder loans. In addition, AMC repaid indebtedness of Nordic of approximately SEK 1,274 million ($144.4 million) and indebtedness of approximately  €156 million ($169.5 million) as of March 28, 2017. AMC also repaid approximately 14.2 million SEK ($1.6 million) and approximately  €1.0 million ($1.1 million) of interest rate swaps related to the indebtedness. All amounts have been converted into US Dollar amounts assuming an SEK/USD exchange rate of 0.11378 and an EUR/USD exchange rate of 1.0865, which were the exchange rates on March 27, 2017. As of March 31, 2017, Nordic operated or held a partial interest in 122 theatres with 683 screens in seven European countries: Sweden, Finland, Estonia, Latvia, Lithuania, Norway, and Denmark.

Additional Public Offering.  On February 13, 2017, we completed an additional public offering of 19,047,619 shares of Class A common stock at price of $31.50 per share ($600.0 million), resulting in net proceeds of $579.0 million after underwriters commission. We used a portion of the net proceeds to repay the aggregate principal amount of the Bridge Loan of $350.0 million. On February 17, 2017, we completed an additional public offering of 1,283,255 shares of Class A common stock at a price of $31.50 per share ($40.4 million), resulting in net proceeds of $39.0 million, pursuant to the partial exercise of the over-allotment option granted to the underwriters. We used the proceeds for general corporate purposes.

NCM Agreement.  On March 9, 2017, we reached an agreement with NCM to implement the requirements of the final judgment entered in connection with the DOJ approval of the Carmike transaction. Pursuant to the agreement, we received 18,425,423 NCM common units in March 2017 related to annual attendance at the Carmike theatres and 361,892 NCM common units related to the 2016 common unit adjustment. Because the Carmike theatres were subject to a pre-existing agreement with a third party and will not receive advertising services from NCM, we will be obligated to make quarterly payments to NCM reflecting the estimated value of the advertising services at the Carmike theatres as if NCM had provided such services. The quarterly payments will continue until the earlier of (i) the date the theatres are transferred to the NCM network or (ii) expiration of the ESA with NCM. All calculations will be made pursuant to the terms of the existing ESA and Common Unit Adjustment Agreement with NCM. With regard to the existing AMC theatres on the NCM network that are required under the final judgment to be transferred to another advertising provider, we returned 2,850,453 NCM common units to NCM in March 2017, calculated under the Common Unit Adjustment Agreement as if such theatres had been disposed of on March 3, 2017. We are not obligated to make quarterly payments with respect to the transferred theatres. In addition, we returned 1,807,220 additional NCM common units (valued at $22.6 million) in exchange for a waiver of exclusivity by NCM as to the required transferred theatres for the term of the final judgment, which was classified as General and administrative: Merger, acquisition and transaction costs when the common units were returned to NCM during the quarter ended March 31, 2017. We recorded a loss of $1.2 million on the return of NCM common units as per the Common Unit Adjustment Agreement and exclusivity waiver for the difference between the average carrying value of the units and the fair value on the date of return. As a result of the agreement, the Company received 14,129,642 net additional NCM common units, valued at $176.9 million based on the market price of NCM, Inc. stock on March 16, 2017 of $12.52. Due to the structure of the transactions, we will no longer anticipate recognizing taxable gain upon the receipt of the new NCM common units. We have also agreed to reimburse NCM up to $1.0 million for expenses related to the negotiation of this agreement. We have classified 14,887,453 NCM common units (approximately $188.0 million) as held for sale as of March 31, 2017, which we must sell before December 20, 2017 to reach the 15% ownership level discussed above in the Department of Justice Final Judgment. We recorded an impairment charge of $1.9 million to reduce the carrying value of these units to Level 1 fair value as of March 31, 2017.

As of March 31, 2017, the estimated fair value of our investment in NCM (including 200,000 common shares of NCM, Inc.), as measured by the closing price per common share of NCM, Inc. of $12.63, was $482.4 million, which was 0.6% less than the carrying value of $485.2 million. The market value of common stock may change significantly due to the underlying performance of the business, industry trends, general and economic political conditions and our requirement to sell 14,887,453 NCM common units before December 20, 2017. Should the market value of our investment in NCM further decline below our carrying value, additional impairment loss would be warranted on the 14,887,453 units classified as held for sale and impairment loss on the remaining 23,105,177 common units of NCM and 200,000 shares of NCM, Inc. may be warranted if the decline in value is considered other than temporary. As of May 5, 2017 the closing price of NCM, Inc. of $8.66 had declined by 31.4% from March 31, 2017. The estimated fair value of our investment in NCM (including 200,000 shares of NCM, Inc.) based on the May 5, 2017 closing price was $330.7 million, which was 31.8% or $154.5 million less than the carrying value on March 31, 2017 of $485.2 million.

Notes due 2027.  On March 17, 2017, we completed an offering of $475.0 million aggregate principal amount of our Senior Subordinated Notes due 2027 (the “Notes due 2027”). We capitalized deferred financing costs of approximately $18.5 million, related to the issuance of the Notes due 2027. The Notes due 2027 mature on May 15, 2027. We will pay interest on the Notes due 2027 at 6.125% per annum, semi-annually in arrears on May 15th and November 15th, commencing on November 15, 2017. We may redeem some or all of the Notes due 2027 at any time on or after May 15, 2022, at the redemption prices set forth in the indenture. In addition, we may redeem up to 35% of the aggregate principal amount of the Notes due 2027 using net proceeds from certain equity offerings completed on or prior to May 15, 2020 at a redemption price as set forth in the indenture governing the Notes due 2027. We may redeem some or all of the Notes due 2027 at any time prior to May 15, 2022 at a redemption price equal to 100% of their aggregate principal amount and accrued and unpaid interest to, but not including, the date of redemption, plus an applicable make-whole premium. We used the net proceeds from the Notes due 2027 private offering, together with a portion of the net proceeds from the Sterling Notes due 2024 (see below) to pay a portion of the consideration for the acquisition of Nordic plus related transaction fees and expenses.

Additional Sterling Notes due 2024.  On March 17, 2017, we completed an offering of £250.0 million additional aggregate principal amount of our Sterling Notes due 2024 at 106% plus accrued interest from November 8, 2016, in a private offering. We capitalized deferred financing costs of approximately $12.4 million, related to the issuance of the additional Sterling Notes due 2024. The Sterling Notes due 2024 mature on November 15, 2024. We will pay interest on the Sterling Notes due 2024 at 6.375% per annum, semi-annually in arrears on May 15th and November 15th, commencing on May 15, 2017. We may redeem some or all of the Sterling Notes due 2024 at any time on or after November 15, 2019, at the redemption prices set forth in the Indenture. In addition, we may redeem up to 35% of the aggregate principal amount of the Sterling Notes due 2024 using net proceeds from certain equity offerings completed on or prior to November 15, 2019 at a redemption price as set forth in the Indenture. We may redeem some or all of the Sterling Notes due 2024 at any time prior to November 15, 2019 at a redemption price equal to 100% of their aggregate principal amount and accrued and unpaid interest to, but not including, the date of redemption, plus an applicable make-whole premium. We used the net proceeds from the Sterling Notes due 2024 private offering, together with a portion of the net proceeds from the Notes due 2027 to pay a portion of the consideration for the acquisition of Nordic plus related transaction fees and expenses.

RealD Inc.  We sold all of our 1,222,780 shares of common stock in RealD Inc. during the quarter ended March 31, 2016 and recognized a gain on sale of $3.0 million.

Odeon and UCI Cinemas Holdings Limited.  In November 2016, we completed the acquisition of Odeon for cash and stock. The purchase price for Odeon was $637.1 million, comprised of cash of $480.3 million and 4,536,466 shares of Class A common stock with a fair value of $156.7 million (based on a closing sale price of $34.55 per share on November 29, 2017). In addition, we repaid indebtedness of Odeon of approximately $593.2 million at closing.  As of November 30, 2016, Odeon operated 244 theatres and 2,243 screens in four major markets: United Kingdom, Spain, Italy, and Germany; and three smaller markets: Austria, Portugal and Ireland, and is included within our International markets segment. We expect to realize approximately $10.0 million of synergies and cost savings related to this acquisition as a result of purchasing and procurement economies of scale.

Carmike Cinemas, Inc.  We completed the acquisition of Carmike for cash and stock on December 21, 2016. The purchase price for Carmike was $858.2 million comprised of cash of $584.3 million and 8,189,808 shares of our Class A common stock with a fair value of $273.9 million (based on a closing share price of $33.45 per share on December 20, 2016). We also assumed $230.0 million aggregate principal amount of 6.00% Senior Secured Notes due June 15, 2023 (the “Senior Secured Notes due 2023”), in connection with the acquisition of Carmike. As of December  21, 2016, Carmike operated 271 theatres with 2,923 screens in small and mid-sized markets in 41 states, which further complements our U.S. markets segment. We expect to realize approximately $35.0 million of synergies and cost savings related to this acquisition as a result of purchasing and procurement economies of scale and general and administrative expense savings, particularly with respect to the consolidation of corporate related functions and elimination of redundancies.

Bridge Loan Agreement.  On December 21, 2016, we entered into a bridge loan agreement with Citicorp North America, Inc., as administrative agent and the other lenders party thereto (the “Bridge Loan Agreement”). We borrowed $350.0 million of interim bridge loans (the “Interim Bridge Loans”) on December 21, 2016 under the Bridge Loan Agreement. The proceeds from the Interim Bridge Loans were used to pay a portion of the acquisition of Carmike.

On February 13, 2017, we repaid the aggregate principal amount of the Interim Bridge Loan of $350.0 million with a portion of the proceeds from our additional public offering.

Dividends.  The following is a summary of dividends and dividend equivalents declared to stockholders:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 14, 2017	March 13, 2017	March 27, 2017	$0.20	$26.2
February 25, 2016	March 7, 2016	March 21, 2016	0.20	19.8
April 27, 2016	June 6, 2016	June 20, 2016	0.20	19.8
July 25, 2016	September 6, 2016	September 19, 2016	0.20	19.8
November 3, 2016	December 5, 2016	December 19, 2016	0.20	20.7

During the quarter ended March 31, 2017 and the quarter ended March 31, 2016, we paid dividends and dividend equivalents of $26.2 million and $19.8 million, respectively. At March 31, 2017 and March 31, 2016, we accrued $0.1 million and $0.1 million, respectively, for the remaining unpaid dividends.

On April 27, 2017, Holdings’ Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on June 19, 2017 to stockholders of record on June 5, 2017.

Operating Results

The following table sets forth our revenues, operating costs and expenses attributable to our theatrical exhibition operations. Reference is made to Note 10–Operating Segments to the Consolidated Financial Statements included elsewhere is this Quarterly Report on Form10-Q for additional information herein:

	Quarter Ended
(In millions)	March 31, 2017	March 31, 2016	% Change
Revenues
Admissions	$817.3	$482.6	69.4%
Food and beverage	397.9	244.1	63.0%
Other theatre	68.2	39.3	73.5%
Total revenues	$1,283.4	$766.0	67.5%
Operating Costs and Expenses
Film exhibition costs	$420.7	$262.3	60.4%
Food and beverage costs	60.6	34.0	78.2%
Operating expense	363.9	202.3	79.9%
Rent	182.6	124.6	46.5%
General and administrative expense:
Merger, acquisition and transaction costs	40.4	4.6	* %
Other	34.5	18.5	86.5%
Depreciation and amortization	125.3	60.4	* %
Operating costs and expenses	1,228.0	706.7	73.8%
Operating income	55.4	59.3	(6.6)%
Other expense (income):
Other income	(2.7)	—	* %
Interest expense:
Corporate borrowings	51.1	24.9	* %
Capital and financing lease obligations	10.8	2.2	* %
Equity in (earnings) losses of non-consolidated entities	2.3	(4.2)	* %
Investment income	(5.3)	(10.0)	(47.0)%
Total other (income) expense	56.2	12.9	* %
Earnings (loss) before income taxes	(0.8)	46.4	* %
Income tax provision (benefit)	(9.2)	18.1	* %
Net Earnings	$8.4	$28.3	(70.3)%

*     Percentage change in excess of 100%

	Quarter Ended

	March 31, 2017	March 31, 2016
Operating Data:
Screen additions	19	12
Screen acquisitions	683	—
Screen dispositions	17	38
Construction openings (closures), net	4	(20)
Average screens(1)	10,434	5,313
Number of screens operated	11,247	5,380
Number of theatres operated	1,027	385
Screens per theatre	11.0	14.0
Attendance (in thousands)(1)	93,354	51,245

(1)	Includes consolidated theatres only and excludes screens offline due to construction.

Segment Operating Results

	U.S. Markets		International Markets		Consolidated
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
(In millions)	2017	2016	2017	2016	2017	2016
Revenues
Admissions	$619.3	$481.5	$198.0	$1.1	$817.3	$482.6
Food and beverage	325.8	243.6	72.1	0.5	397.9	244.1
Other theatre	47.1	39.1	21.1	0.2	68.2	39.3
Total revenues	992.2	764.2	291.2	1.8	1,283.4	766.0
Operating Costs and Expenses
Film exhibition costs	336.9	261.8	83.8	0.5	420.7	262.3
Food and beverage costs	43.4	33.9	17.2	0.1	60.6	34.0
Operating expense	272.6	201.4	91.3	0.9	363.9	202.3
Rent	148.5	124.1	34.1	0.5	182.6	124.6
General and administrative expense:
Merger, acquisition and transaction costs	40.3	4.6	0.1	—	40.4	4.6
Other	22.7	18.5	11.8	—	34.5	18.5
Depreciation and amortization	96.7	60.4	28.6	—	125.3	60.4
Operating costs and expenses	961.1	704.7	266.9	2.0	1,228.0	706.7
Operating income	31.1	59.5	24.3	(0.2)	55.4	59.3
Other expense (income):
Other income	(2.7)	—	—	—	(2.7)	—
Interest expense:
Corporate borrowings	50.7	24.9	0.4	—	51.1	24.9
Capital and financing lease obligations	5.2	2.2	5.6	—	10.8	2.2
Equity in (earnings) losses of non-consolidated entities	2.3	(4.2)	—	—	2.3	(4.2)
Investment (income) expense	(5.3)	(10.0)	—	—	(5.3)	(10.0)
Total other expense	50.2	12.9	6.0	—	56.2	12.9
Earnings (loss) before income taxes	(19.1)	46.6	18.3	(0.2)	(0.8)	46.4
Income tax provision (benefit)	(10.3)	18.1	1.1	—	(9.2)	18.1
Net earnings (loss)	$(8.8)	$28.5	$17.2	$(0.2)	$8.4	$28.3

	U.S. Markets		International Markets		Consolidated
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016	2017	2016
Segment Operating Data:
Screen additions	9	12	10	—	19	12
Screen acquisitions	—	—	683	—	683	—
Screen dispositions	8	38	9	—	17	38
Construction openings (closures), net	4	(20)	—	—	4	(20)
Average screens(1)	8,163	5,297	2,271	16	10,434	5,313
Number of screens operated	8,298	5,364	2,949	16	11,247	5,380
Number of theatres operated	660	384	367	1	1,027	385
Screens per theatre	12.6	14.0	8.0	16.0	11.0	14.0
Attendance (in thousands)(1)	66,822	51,096	26,532	149	93,354	51,245

(1)	Includes consolidated theatres only and excludes screens offline due to construction.

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

Adjusted EBITDA increased by $104.8 million or 71.5% during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016. Adjusted EBITDA in U.S. markets increased by $51.7 million or 35.3% due primarily to increases in attendance including the benefit of the Carmike acquisition, increases in food and beverage revenues per patron, increases in other revenues, and partially offset by increases in General and Administrative: Other and rent. Adjusted EBITDA in international markets increased $53.1 million due primarily to increases in attendance from the Odeon acquisition.

The following tables set forth our reconciliation of Adjusted EBITDA by reportable operating segment and our reconciliation of Adjusted EBITDA:

	Quarter Ended
Adjusted EBITDA (In millions)	March 31, 2017	March 31, 2016
U.S. markets	$198.0	$146.4
International markets	53.3	0.1
Total Adjusted EBITDA	$251.3	$146.5

	Quarter Ended
(In millions)	March 31, 2017	March 31, 2016
Net earnings	$8.4	$28.3
Plus:
Income tax provision (benefit)	(9.2)	18.1
Interest expense	61.9	27.1
Depreciation and amortization	125.3	60.4
Certain operating expenses(1)	5.3	3.4
Equity in (earnings) losses of non-consolidated entities	2.3	(4.2)
Cash distributions from non-consolidated entities	24.4	17.7
Investment expense (income)	(5.3)	(10.0)
Other income(2)	(2.3)	—
General and administrative expense—unallocated:
Merger, acquisition and transaction costs(3)	40.4	4.6
Stock-based compensation expense(4)	0.1	1.1
Adjusted EBITDA	$251.3	$146.5

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

(2)	Other income for the current year period includes a $2.7 million foreign currency transaction gain offset by a $0.4 million loss on the redemption of the Bridge Loan Facility.

(3)	Merger, acquisition and transition costs are excluded as it is non-operating in nature.

(4)	Non‑cash expense included in general and administrative: other.

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

New Segment Information

Our historical results of operation for the quarter ended March 31, 2017 and March 31, 2016 reflect the results of operations for our two Theatrical Exhibition operating segments, U.S. markets and International markets.

Prior to the acquisition of Odeon on November 30, 2016, we reported one operating segment, Theatrical Exhibition. Our historical results of operations for the quarter ended March 31, 2016, includes one theatre in the U.K. which is now reported as part of our International markets operating segment effective with the Odeon acquisition on November 30, 2016.

Results of Operations— For the Quarter Ended March 31, 2017 and March 31, 2016

Consolidated Results of Operations

Revenues.  Total revenues increased 67.5% or $517.4 million during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016. Admissions revenues increased 69.4%, or $334.7 million during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016, primarily due to a 82.2% increase in attendance partially offset by a 7.1% decrease in average ticket price. The increase in attendance was primarily due to the acquisition of Odeon in November 2016 and the acquisition of Carmike in December 2016. The decrease in average ticket price was primarily due to the acquisition of Odeon where the average ticket price in International markets is much lower than in our U.S. markets. Total admissions revenues were increased by rewards redeemed, net of deferrals of $0.0 million and were increased by rewards redeemed, net of deferrals of $0.6 million related to rewards accumulated under AMC Stubs® during the quarter ended March 31, 2017 and March 31, 2016, respectively. The rewards accumulated under AMC Stubs® are deferred and recognized in future periods upon redemption or expiration of customer rewards.

Food and beverage revenues increased 63.0%, or $153.8 million, during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016, primarily due to the increase in attendance, partially offset by a 10.5% decrease in food and beverage revenues per patron. The decrease in food and beverage revenues per patron was primarily due to the acquisition of Odeon where food and beverage revenues per patron in International markets is much lower than in our U.S. markets. Total food and beverage revenues were increased by rewards redeemed, net of deferrals, of $0.4 million and were increased by rewards redeemed, net of deferrals, of $0.9 million related to rewards accumulated under AMC Stubs® during the quarter ended March 31, 2017 and March 31, 2016, respectively.

Total other theatre revenues increased 73.5%, or $28.9 million during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016, primarily due to increases from the Odeon and Carmike acquisitions.

Operating costs and expenses.  Operating costs and expenses increased 73.8%, or $521.3 million during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016. Film exhibition costs increased 60.4%, or $158.4 million, during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 51.5% for the quarter ended March 31, 2017 and 54.4% for the quarter ended March 31, 2016. Film exhibition costs as a percentage of admissions revenues in our International markets are much lower than in our U.S. markets.

Food and beverage costs increased 78.2%, or $26.6 million during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016. As a percentage of food and beverage revenues, food and beverage costs were 15.2% for the quarter ended March 31, 2017 and 13.9% for the quarter ended March 31, 2016 due to the acquisition of Odeon where food and beverage costs as a percentage of food and beverage revenues are much higher in our International markets than in our U.S. markets. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. Food and beverage gross profit per patron decreased 11.7%, and is calculated as food and beverage revenues less food and beverage costs divided by attendance. The decrease is primarily due to lower gross profit per patron in our International markets.

As a percentage of revenues, operating expense was 28.4% for the quarter ended March 31, 2017 and 26.4% for the quarter ended March 31, 2016. Rent expense increased 46.5%, or $58.0 million during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016, primarily from the increase in the number of theatres operated due to the acquisitions of Odeon and Carmike.

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $40.4 million during the quarter ended March 31, 2017 compared to $4.6 million during the quarter ended March 31, 2016, primarily due to expenses incurred in connection with the DOJ final judgment for the Carmike acquisition and an increase in professional and consulting costs and increased merger and acquisition activity associated with our Carmike, Odeon, and Nordic acquisitions.  The merger, acquisition and transaction costs are a corporate function primarily recorded in the U.S. markets operating segment.

In conjunction with the Carmike acquisition and the DOJ final judgment, we returned 1,807,220 additional NCM common units (valued at $22.6 million) in exchange for a waiver of exclusivity by NCM which resulted in $22.6 million of expense during the quarter ended March 31, 2017.

Other.  Other general and administrative expense increased $16.0 million, during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016, due primarily to the acquisition of Odeon and increases in development costs and salaries and benefits.

Depreciation and amortization.  Depreciation and amortization increased $64.9 million, during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016, primarily due to the increase in depreciable assets resulting from the acquisitions of Odeon and Carmike, as well as capital expenditures of $161.3 million during the quarter ended March 31, 2017, and $421.7 million during the year ended December 31, 2016.

Other Expense (Income):

Other income.  Other income of $2.7 million during the quarter ended March 31, 2017 is primarily due to a foreign currency transaction gain of $2.7 million, a $0.4 million recovery for business interruption, offset by a $0.4 million loss on the repayment of the Bridge Loan Facility.

Interest expense.  Interest expense increased $34.8 million to $61.9 million for the quarter ended March 31, 2017 compared to $27.1 million the quarter ended March 31, 2016 primarily due to issuance of $595.0 million of our 5.875% Notes due 2026 and £250.0 million ($313.4 million) of our 6.375% Sterling Notes due 2024 on November 8, 2016 for the Odeon acquisition, issuance of $500.0 million of new Term loans due 2023 on November 30, 2016, issuance of our 7.0% Bridge Loan due 2017 of $350.0 million on December 21, 2016 (repaid in February 2017), and the assumption from Carmike of $230.0 million of 6.0% Notes due 2023 on December 21, 2016 for the Carmike acquisition, issuance of $475.0 million of our 6.125% Notes due 2027 on March 17, 2017, and the issuance of additional £250.0 million ($313.4 million) of our 6.375% Sterling Notes due 2024 on March 17, 2017 for the Nordic acquisition. The interest rate on the new Term Loans due 2023 was 3.73% as of March 31, 2017. We also assumed $222.0 million of capital and financing lease obligations from Carmike and $365.5 million of capital and financing lease obligations from Odeon with interest rates ranging from 5.75% to 6.4%.

Equity in (earnings) losses of non-consolidated entities.  Equity in losses of non-consolidated entities were $2.3 million for the quarter ended March 31, 2017 compared to equity earnings of $(4.2) million for the quarter ended March 31, 2016. The decrease in equity in earnings of non-consolidated entities of $6.5 million was primarily due to recognition of previously suspended losses from Open Road of $4.7 million, an impairment loss on NCM of $1.9 million and a loss on the surrender of NCM common units of $1.2 million, partially offset by an increase in earnings from DCIP of $1.6 million.

Investment income.  Investment income was $5.3 million for the quarter ended March 31, 2017 compared to investment income of $10.0 million for the quarter ended March 31, 2016. Investment income includes payments received related to the NCM tax receivable agreement of $5.5 million and $7.2 million for the quarters ended March 31, 2017 and March 31, 2016, respectively. Investment income for the quarter ended March 31, 2016 also includes a $3.0 million gain on sale of all of our 1,222,780 common shares held in RealD Inc.

Income tax (benefit) provision.  The income tax benefit was $9.2 million for the quarter ended March 31, 2017 and income tax provision was $18.1 million for the quarter ended March 31, 2016. Our effective tax rate increased significantly due to the impact of discrete tax benefits related to excess tax benefits recognized under ASU No 2016-09 - Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”) in the United States and valuation allowances posted against deferred tax assets in various European jurisdictions. See Note 6—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings.  Net earnings were $8.4 million and $28.3 million during the quarter ended March 31, 2017 and March 31, 2016, respectively. Net earnings during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016 were negatively impacted by the decrease in average ticket price, food and beverage per patron, and increases in rent, depreciation and amortization expense, interest expense, equity in losses of unconsolidated entities and general and administrative expense (other and merger, acquisition and transaction costs),  partially offset by the increase in attendance related to the Odeon and Carmike acquisitions, increase in income tax benefit, and other income.

Theatrical Exhibition–U.S. Markets

Revenues.  Total revenues increased 29.8% or $228.0 million during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016. Admissions revenues increased 28.6%, or $137.8 million during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016, primarily due to a 30.8% increase in attendance partially offset by a 1.6% decrease in average ticket price. The increase in attendance was primarily due to the acquisition of Carmike in December 2016. Total admissions revenues were increased by rewards redeemed, net of deferrals of $0.0 million and were increased by rewards redeemed, net of deferrals of $0.6 million related to rewards accumulated under AMC Stubs® during the quarter ended March 31, 2017 and March 31, 2016, respectively. The rewards accumulated under AMC Stubs® are deferred and recognized in future periods upon redemption or expiration of customer rewards.

Food and beverage revenues increased 33.7%, or $82.2 million during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016, primarily due to the increase in attendance due to the Carmike acquisition and the increase in food and beverage revenues per patron of 2.3%.

Total other theatre revenues increased 20.5%, or $8.0 million during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016, primarily due to increases from the Carmike acquisition for internet ticketing fees and advertising revenues, partially offset by a decline in membership fees for AMC Stubs®.

Operating costs and expenses.  Operating costs and expenses increased 36.4%, or $256.4 million during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016. Film exhibition costs increased 28.7%, or

$75.1 million, during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 54.4% for both the quarter ended March 31, 2017 and the quarter ended March 31, 2016.

Food and beverage costs increased 28.0%, or $9.5 million, during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016. As a percentage of food and beverage revenues, food and beverage costs were 13.3% for the quarter ended March 31, 2017 and 13.9% for the quarter ended March 31, 2016. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. Food and beverage gross profit per patron increased 3.2%, and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 27.5% for the quarter ended March 31, 2017 and 26.4% the quarter ended March 31, 2016. Rent expense increased 19.7%, or $24.4 million during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016, primarily from the increase in the number of theatres operated including the acquisition of Carmike.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $40.3 million during the quarter ended March 31, 2017 compared to $4.6 million during the quarter ended March 31, 2016, primarily due to an increase in professional and consulting costs and increased merger and acquisition activity associated with our Carmike acquisition, Odeon acquisition, and Nordic acquisitions. The merger, acquisition and transaction costs are a corporate function primarily recorded in the U.S. markets operating segment.

In conjunction with the Carmike acquisition and the DOJ final judgment, we returned 1,807,220 additional NCM common units (valued at $22.6 million) in exchange for a waiver of exclusivity by NCM.

Other.  Other general and administrative expense increased $4.2 million, during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016, due primarily to increases in development costs, and salaries and benefits.

Depreciation and amortization.  Depreciation and amortization increased $36.3 million, during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016, primarily due to the increase in depreciable assets resulting from the acquisition of Carmike, as well as capital expenditures of $150.3 million during the quarter ended March 31, 2017, and $412.8 million during the year ended December 31, 2016.

Other Expense (Income):

Other income.  Other income of $2.7 million during the quarter ended March 31, 2017 is primarily due to a foreign currency transaction gain of $2.7 million, a $0.4 million recovery for business interruption, offset by a $0.4 million loss on the repayment of the Bridge Loan Facility.

Interest expense.  Interest expense increased $28.8 million to $55.9 million for the quarter ended March 31, 2017 compared to $27.1 million the quarter ended March 31, 2016 primarily due to issuance of $595.0 million of our 5.875% Notes due 2026 and £250.0 million ($313.4 million) of our 6.375% Sterling Notes due 2024 on November 8, 2016 for the Odeon acquisition, issuance of $500.0 million of new Term loans due 2023 on November 30, 2016, issuance of our 7.0% Bridge Loan due 2017 of $350.0 million on December 21, 2016 (repaid in February 2017), and the assumption from Carmike of $230.0 million of 6.0% Notes due 2023 on December 21, 2016 for the Carmike acquisition, issuance of $475.0 million of our 6.125% Notes due 2027 on March 17, 2017, and the issuance of additional £250.0 million ($313.4 million) of our 6.375% Sterling Notes due 2024 on March 17, 2017 for the Nordic acquisition. The interest rate on the new Term Loans due 2023 was 3.73% as of March 31, 2017. We also assumed $222.0 million of capital and financing lease obligations from Carmike with interest rates ranging from 5.75% to 6.4%.

Equity in (earnings) losses of non-consolidated entities.  Equity in losses of non-consolidated entities were $2.3 million for the quarter ended March 31, 2017 compared to equity earnings of $(4.2) million for the quarter ended March 31, 2016. The decrease in equity in earnings of non-consolidated entities of $6.5 million was primarily due to recognition of previously suspended losses from Open Road of $4.7 million, an impairment loss on NCM of $1.9 million and a loss on the surrender of NCM common units of $1.2 million, partially offset by an increase in earnings from DCIP of $1.6 million.

Investment income.  Investment income was $5.3 million for the quarter ended March 31, 2017 compared to investment income of $10.0 million for the quarter ended March 31, 2016. Investment income includes payments received related to the NCM tax receivable agreement of $5.5 million and $7.2 million for the quarters ended March 31, 2017 and March 31, 2016, respectively. Investment income for the quarter ended March 31, 2016 also includes a $3.0 million gain on sale of all of our 1,222,780 common shares held in RealD Inc.

Income tax (benefit) provision.  The income tax benefit was $10.3 million for the quarter ended March 31, 2017 and income tax provision was $18.1 million for the quarter ended March 31, 2016. Our effective tax rate increased significantly due to the impact of discrete tax benefits related to excess tax benefits recognized under ASU 2016-09. See Note 6—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings (losses).  Net losses were $8.8 million and net earnings were $28.5 million during the quarter ended March 31, 2017 and March 31, 2016, respectively. Net losses during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016 were negatively impacted by the decrease in average ticket price, and increases in rent, depreciation and amortization expense, interest expense, equity in losses of unconsolidated entities and general and administrative expense (other and merger, acquisition and transaction costs),  partially offset by the increase in attendance related to the Carmike acquisition, increases in food and beverage per patron, and other income.

Theatrical Exhibition - International Markets

Revenues.  Total revenues increased $289.4 million during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016. Admissions revenues increased $196.9 million during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016, primarily due to an increase in attendance due to the acquisition of Odeon on November 30, 2016. Prior to the acquisition of Odeon, we operated one theatre in the UK which is now included in the International markets operating segment.

Food and beverage revenues increased $71.6 million, during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016, primarily due to the increase in attendance.

Total other theatre revenues increased $20.9 million during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016, primarily due to the acquisition of Odeon, and includes revenues for advertising and theatre rentals.

Operating costs and expenses.  Operating costs and expenses increased $264.9 million, during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016. Film exhibition costs increased $83.3 million, during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 42.3% for the quarter ended March 31, 2017 and 45.5% for the quarter ended March 31, 2016.

Food and beverage costs increased $17.1 million, during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 23.9% for the quarter ended March 31, 2017 and 20.0% for the quarter ended March 31, 2016.

As a percentage of revenues, operating expense was 31.4% for the quarter ended March 31, 2017 and 50.0% during the quarter ended March 31, 2016. Rent expense increased $33.6 million during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016, due to the increase in the number of theatres operated as a result of the Odeon acquisition.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs increased $0.1 million during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016, primarily due to an increase in severance costs associated with the Odeon acquisition. The majority of our consolidated merger, acquisition and transaction costs related to Odeon and Nordic are included in our Theatrical Exhibition – U.S. markets operating segment. The merger, acquisition and transactions costs are a corporate function primarily recorded in the U.S. markets operating segment.

Other.  Other general and administrative expense increased $11.8 million, during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016, due to the Odeon acquisition.

Depreciation and amortization.  Depreciation and amortization increased $28.6 million, during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016, due to the increase in depreciable assets resulting from the Odeon acquisition.

Interest expense.  Interest expense increased $6.0 million, for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016, primarily due to interest expense related to $365.3 million of capital and financing lease obligations assumed in connection with the Odeon acquisition with interest rates ranging from 5.75 to 6.4%.

Income tax provision.  The income tax provision increased $1.1 million for the quarter ended March 31, 2017. The income tax provision is reduced by valuation allowances posted against deferred tax assets in various European jurisdictions. See Note 6—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings.  Net earnings increased $17.4 million during the quarter ended March 31, 2017 as a result of the Odeon acquisition.

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

We had working capital deficit as of March 31, 2017 and December 31, 2016 of $347.8 million and  $505.6 million, respectively. Working capital included $294.5 million and  $277.2 million of deferred revenues and income as of March 31, 2017 and December 31, 2016, respectively. We have the ability to borrow under our Senior Secured Credit Facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments). As of March 31, 2017, we had $137.1 million available for borrowing, net of letters of credit, under our revolving Senior Secured Credit Facility.

We believe that cash generated from operations and existing cash and equivalents, “float”, and the proceeds from our additional public offering on February 13, 2017 will be sufficient to fund operations and planned capital expenditures currently and for at least the next 12 months and enable us to maintain compliance with all debt covenants.

As of March 31, 2017, we were in compliance with all debt covenants.

Cash Flows from Operating Activities

Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $166.0 million and $22.9 million during the quarter ended March 31, 2017 and March 31, 2016, respectively. The increase in cash flows provided by operating activities was primarily due to operating cash flows from Odeon and Carmike, collection of receivables and the decrease in payments for working capital items.

Cash Flows from Investing Activities

Cash flows used in investing activities, as reflected in the Consolidated Statements of Cash Flows, were $743.5 million and $51.6 million, during the quarter ended March 31, 2017 and March 31, 2016, respectively. Cash outflows from investing activities include the acquisition of Nordic, net of cash, of $584.4 million, and also capital expenditures of $161.3 million and $57.7 million during the quarter ended March 31, 2017 and March 31, 2016, respectively. Our capital expenditures primarily consisted of strategic growth initiatives and remodels, capital improvements to existing locations in our theatre circuit, and technology upgrades. We expect that our gross cash outflows for capital expenditures will be approximately $700.0 million to $750.0 million for 2017, before giving effect to expected landlord contributions of approximately $150.0 million to $170.0 million.

During the quarter ended March 31, 2016, we received proceeds from the sale of our shares in RealD Inc. of $13.5 million and proceeds from the sale of two Starplex divestiture theatres of $5.4 million

We fund the costs of constructing, maintaining and remodeling our theatres through existing cash balances; cash generated from operations, landlord contributions, or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for the construction costs. We may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. See Commitments and Contingencies below for additional discussion of the potential cash outflows due to our proposed acquisition activity and future sources of liquidity.

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities, as reflected in the Consolidated Statements of Cash Flows, were $680.8 million and $(74.6) million during the quarter ended March 31, 2017 and March 31, 2016, respectively.

On March 17, 2017,  we issued $475.0 million aggregate principal amount of our 6.125% Senior Subordinated Notes due 2027 in a private offering. We recorded deferred financing costs of approximately $18.5 million related to the issuance of the Notes due 2027. The Notes due 2027 mature on May 15, 2027.  We will pay interest on the Notes due 2027 at 6.125% per annum, semi-annually in arrears on May 15th and November 15th, commencing on November 15, 2017. We may redeem some or all of the Notes due 2027 at any time on or after May 15, 2022 at 103.063% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after May 15, 2025, plus accrued and unpaid interest to the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the Notes due 2027 using net proceeds from certain equity offerings completed on or prior to May 15, 2020 at a redemption price as set forth in the indenture governing the Notes due 2027. We may redeem some or all of the Notes due 2027 at any time prior to May 15, 2022 at a redemption price equal to 100% of their aggregate principal amount and accrued and unpaid interest to, but not including, the date of redemption, plus an applicable make-whole premium. We used the net proceeds from the Notes due 2027 private offering to pay the consideration for the acquisition of Nordic plus related refinancing of Nordic debt assumed in the acquisition.

On March 17, 2017,  we issued £250.0 million additional aggregate principal amount of our Sterling Notes due 2024 at 106% plus accrued interest from November 8, 2016 in a private offering. The additional Sterling Notes were offered as additional notes under an indenture pursuant to which we have previously issued on November 8, 2016 and have outstanding as of March 31, 2017, £500.0 million aggregate principal amount of our 6.375% Senior Subordinated Notes due 2024. We recorded deferred financing costs of approximately $12.4 million related to the issuance of the additional Sterling Notes due 2024. The Sterling Notes due 2024 mature on November 15, 2024. We will pay interest on the Sterling Notes due 2024 at 6.375% per annum, semi-annually in arrears on May 15th and November 15th, commencing on May 15, 2017. Interest on the additional Sterling Notes due 2024 will accrue from November 8, 2016. We may redeem some or all of the Sterling Notes due 2024 at any time on or after November 15, 2019 at 104.781% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after November 15, 2022, plus accrued and unpaid interest to the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the Sterling Notes due 2024 using net proceeds from certain equity offerings completed on or prior to November 15, 2019. On or prior to November 15, 2019, we may redeem the Sterling Notes due 2024 at par, including accrued and unpaid interest plus a make-whole premium. We used the net proceeds from the Sterling Notes due 2024 private offering to pay the consideration for the acquisition of Nordic plus related refinancing of Nordic debt assumed in the acquisition.

On March 28, 2017, we paid the Nordic SEK Term Loan of $144.4 million and we paid the Nordic EUR Term Loan of $169.5 million aggregate principal amount in connection with the acquisition of Nordic using proceeds from our Senior Subordinated Notes due 2027 and Sterling Notes due 2024.

In February 2017, we completed an additional public offering of 20,330,874 shares of Class A common stock at a price of $31.50 per share ($640.4 million), resulting in net proceeds of $617.5 million after underwriters commission. We used a portion of the net proceeds to repay the aggregate principal amount of Bridge Loan of $350.0 million.

On February 14, 2017, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on March 27, 2017 to stockholders of record on March 13, 2017. We paid dividends and dividend equivalents of $26.2 million during the quarter ended March 31, 2017 and $19.8 million during the quarter ended March 31, 2016.

On April 27, 2017,  our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on June 19, 2017 to stockholders of record on June 5, 2017.

Investment in NCM LLC

We hold an investment of 24.7%  (37,992,630 common units) in NCM LLC and 200,000 shares of NCM, Inc. accounted for under the equity method as of March 31, 2017. The estimated fair market value of our investment in NCM LLC and NCM, Inc. was approximately $482.4 million, based upon the publically quoted price per share of NCM, Inc. on March 31, 2017 of $12.63 per share. We have little tax basis in these units, therefore the sale of all these units at March 31, 2017 would require us to report taxable income of approximately $577.0 million, including distributions received from NCM LLC that were previously deferred. Our investment in NCM LLC is a source of liquidity for us and we expect that any sales we may make of NCM LLC units would be made in such a manner to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce a portion of any related tax liability.

Commitments and Contingencies

We have commitments and contingencies for capital and financing leases, corporate borrowings, operating leases, capital related betterments and pension funding that were summarized in a table in our Annual Report on Form 10-K for the year ended December 31, 2016. Since December 31, 2016, there have been no material changes to the commitments and contingencies of the Company outside the ordinary course of business.

New Accounting Pronouncements

See Note 13—New Accounting Pronouncements of the Notes to our Consolidated Financial Statements in Item 1 of Part I for further information regarding recently issued accounting standards.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate market risk and foreign currency exchange risk.

Market risk on variable‑rate financial instruments.  At March 31, 2017, we maintained a Senior Secured Credit Facility comprised of a $150.0 million revolving credit facility and $869.6 million of Senior Secured Term Loans due 2022 and $500.0 million of Senior Secured Term Loans due 2023.  The Senior Secured Credit Facility provides for borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR + 2.75%. The rate in effect at March 31, 2017 for the outstanding Senior Secured Term Loan due 2022 and 2023 was 3.66% and 3.73% based on LIBOR (2.75% margin plus 0% minimum LIBOR rate) per annum, respectively. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At March 31, 2017, we had no variable-rate borrowings outstanding under our revolving credit facility and had an aggregate principal balance of $1,369.6 million outstanding under the Senior Secured Term Loan due 2022 and Senior Secured Term Loans due 2023. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $3.4 million during the quarter ended March 31, 2017.

Market risk on fixed-rate financial instruments. Included in long-term corporate borrowings at March 31, 2017 were principal amounts of $230.0 million Senior Secured Notes due 2023, $600.0 million of our Notes due 2025,  $375.0 million of our Notes due 2022,  $595.0 million of our Notes due 2026, $475.0 million of our Notes due 2027, and £500.0 million of our Sterling Notes due 2024. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2025, Notes due 2022, Notes due 2026, Notes due 2027 and Sterling Notes due 2024 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2025, Notes due 2022, Notes due 2026, Notes due 2027, and Sterling Notes due 2024.

Foreign Currency Exchange Rate Risk.    We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our ownership of Odeon and Nordic. Odeon’s revenues and operating expenses are transacted in British Pounds and Euros, Nordic’s revenues and operating expenses are transacted primarily in Swedish Krona and Euros. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If Odeon and Nordic operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for Odeon and Nordic. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our ownership in Odeon and Nordic as of March 31, 2017, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed, would decrease the aggregate net earnings of our International markets segment for the quarter ended March 31, 2017, by approximately $1.8 million.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Note 12-Commitments and Contingencies of the Notes to the Company’s Consolidated Financial Statements contained elsewhere in this quarterly report on Form 10-Q for information on certain litigation to which we are a party.

Item 1A.  Risk Factors

Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in our risk factors from those previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

4.1

Third Supplemental Indenture, dated February 17, 2017, to the Indenture dated June 17, 2015, among AMC Entertainment Holdings, Inc., Carmike Cinemas, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (incorporated by reference from Exhibit 4.10 to the Company’s Annual Report on Form 10-K filed March 10, 2017).

4.2

Indenture, dated as of March 17, 2017, respecting AMC Entertainment Holdings, Inc.’s 6.125% Senior Subordinated Notes due 2027, among AMC Entertainment Holdings, Inc., the guarantors named therein and U.S. Bank National Association, as trustee. (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K (File No. 1 - 33892) filed on March 17, 2017).

4.3

Registration Rights Agreement, dated March 17, 2017, respecting AMC Entertainment Holdings, Inc.’s 6.125% Senior Subordinated Notes due 2027 and 6.375% Senior Subordinated Notes due 2024, among AMC Entertainment Holdings, Inc. and Citigroup Global Markets Inc., as representative of the initial purchasers of the 6.125% Senior Subordinated Notes due 2027 and 6.375% Senior Subordinated Notes due 2024.  (incorporated by reference from Exhibit 4.2 to the Company’s Form 8-K (File No. 1 - 33892) filed on March 17, 2017).

10.1

Debt Commitment Letter dated January 20, 2017, by and among AMC Entertainment Holdings, Inc. and Citigroup Global Markets, Inc. (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (File No. 1 - 33892) filed on January 23, 2017).

*10.2	Form of Restricted and/or Performance Stock Unit Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*32.1	Section 906 Certifications of Adam M. Aron (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith

**    Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT HOLDINGS, INC.

Date: May 8, 2017	/s/ ADAM M. ARON
Adam M. Aron
Chief Executive Officer, Director and President

Date: May 8, 2017	/s/ CRAIG R. RAMSEY
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

4.1

Third Supplemental Indenture, dated February 17, 2017, to the Indenture dated June 17, 2015, among AMC Entertainment Holdings, Inc., Carmike Cinemas, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (incorporated by reference from Exhibit 4.10 to the Company’s Annual Report on Form 10-K filed March 10, 2017).

4.2

Indenture, dated as of March 17, 2017, respecting AMC Entertainment Holdings, Inc.’s 6.125% Senior Subordinated Notes due 2027, among AMC Entertainment Holdings, Inc., the guarantors named therein and U.S. Bank National Association, as trustee. (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K (File No. 1 - 33892) filed on March 17, 2017).

4.3

Registration Rights Agreement, dated March 17, 2017, respecting AMC Entertainment Holdings, Inc.’s 6.125% Senior Subordinated Notes due 2027 and 6.375% Senior Subordinated Notes due 2024, among AMC Entertainment Holdings, Inc. and Citigroup Global Markets Inc., as representative of the initial purchasers of the 6.125% Senior Subordinated Notes due 2027 and 6.375% Senior Subordinated Notes due 2024.  (incorporated by reference from Exhibit 4.2 to the Company’s Form 8-K (File No. 1 - 33892) filed on March 17, 2017).

10.1

Debt Commitment Letter dated January 20, 2017, by and among AMC Entertainment Holdings, Inc. and Citigroup Global Markets, Inc. (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (File No. 1 - 33892) filed on January 23, 2017).

*10.2	Form of Restricted and/or Performance Stock Unit Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*32.1	Section 906 Certifications of Adam M. Aron (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith

**    Submitted electronically with this Report.