Form 10-Q
period 2017-06-30
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2017-08-08
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of shares outstanding as of July 31, 2017
Class A common stock Class B common stock	55,078,572 75,826,927

AMC ENTERTAINMENT HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(unaudited)		(unaudited)
Revenues
Admissions	$761.4	$481.2	$1,578.9	$963.8
Food and beverage	374.1	243.6	771.7	487.7
Other theatre	66.8	39.2	133.1	78.5
Total revenues	1,202.3	764.0	2,483.7	1,530.0
Operating costs and expenses
Film exhibition costs	379.8	263.0	799.4	525.3
Food and beverage costs	62.1	34.1	121.9	68.1
Operating expense	389.2	200.0	745.6	402.3
Rent	199.8	122.8	390.2	247.4
General and administrative:
Merger, acquisition and transaction costs	11.5	5.6	51.7	10.2
Other	46.2	20.6	80.6	39.1
Depreciation and amortization	133.3	62.3	258.6	122.7
Operating costs and expenses	1,221.9	708.4	2,448.0	1,415.1
Operating income (loss)	(19.6)	55.6	35.7	114.9
Other expense (income):
Other expense (income)	1.0	(0.1)	(1.7)	(0.1)
Interest expense:
Corporate borrowings	59.6	24.9	110.9	49.8
Capital and financing lease obligations	10.3	2.1	21.1	4.3
Equity in (earnings) loss of non-consolidated entities	195.0	(11.9)	197.3	(16.1)
Investment (income) expense	0.6	0.2	(5.0)	(9.8)
Total other expense	266.5	15.2	322.6	28.1
Earnings (loss) before income taxes	(286.1)	40.4	(286.9)	86.8
Income tax provision (benefit)	(109.6)	16.4	(118.8)	34.5
Net earnings (loss)	$(176.5)	$24.0	$(168.1)	$52.3
Earnings (loss) per share:
Basic	$(1.35)	$0.24	$(1.33)	$0.53
Diluted	$(1.35)	$0.24	$(1.33)	$0.53
Average shares outstanding:
Basic (in thousands)	131,166	98,194	126,290	98,197
Diluted (in thousands)	131,166	98,304	126,290	98,237
Dividends declared per basic and diluted common share	$0.20	$0.20	$0.40	$0.40

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(unaudited)		(Unaudited)
Net earnings (loss)	$(176.5)	$24.0	$(168.1)	$52.3
Unrealized foreign currency translation adjustment, net of tax	77.1	0.7	74.9	0.6
Pension and other benefit adjustments:
Amortization of net gain reclassified into general and administrative: other, net of tax	(0.6)	—	(0.5)	—
Marketable securities:
Unrealized net holding gain arising during the period, net of tax	0.1	0.1	0.3	0.4
Realized net gain reclassified into investment income, net of tax	(0.1)	—	(0.1)	(1.8)
Equity method investees' cash flow hedge:
Unrealized net holding loss arising during the period, net of tax	(0.1)	(0.2)	(0.1)	(0.6)
Realized net loss reclassified into equity in earnings of non-consolidated entities, net of tax	0.1	0.1	0.1	0.2
Other comprehensive income (loss)	76.5	0.7	74.6	(1.2)
Total comprehensive income (loss)	$(100.0)	$24.7	$(93.5)	$51.1

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited in millions, except share data)

	June 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash and equivalents	$127.8	$207.1
Restricted cash	6.5	—
Receivables, net	153.8	213.6
Assets held for sale	110.5	70.4
Other current assets	223.7	192.5
Total current assets	622.3	683.6
Property, net	3,254.0	3,035.9
Intangible assets, net	389.4	365.1
Goodwill	4,832.2	3,933.0
Deferred tax asset	204.7	90.4
Other long-term assets	509.1	533.8
Total assets	$9,811.7	$8,641.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$477.8	$501.8
Accrued expenses and other liabilities	289.8	329.0
Deferred revenues and income	292.8	277.2
Current maturities of corporate borrowings and capital and financing lease obligations	86.2	81.2
Total current liabilities	1,146.6	1,189.2
Corporate borrowings	4,249.1	3,745.8
Capital and financing lease obligations	599.1	609.3
Exhibitor services agreement	545.9	359.3
Deferred tax liability	46.9	21.0
Other long-term liabilities	746.6	706.5
Total liabilities	7,334.2	6,631.1
Commitments and contingencies
Class A common stock (temporary equity) ($.01 par value, 112,817 shares issued; 76,048 shares outstanding as of June 30, 2017 and 140,014 shares issued; 103,245 shares outstanding as of December 31, 2016 )	0.8	1.1
Stockholders’ equity:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 55,002,524 shares issued and outstanding as of June 30, 2017; 34,236,561 shares issued and outstanding as of December 31, 2016)	0.6	0.3
Class B common stock ($.01 par value, 75,826,927 shares authorized; 75,826,927 shares issued and outstanding as of June 30, 2017 and December 31, 2016)	0.8	0.8
Additional paid-in capital	2,240.3	1,627.3
Treasury stock (36,769 shares as of June 30, 2017 and December 31, 2016, at cost)	(0.7)	(0.7)
Accumulated other comprehensive income (loss)	72.1	(2.5)
Accumulated earnings	163.6	384.4
Total stockholders’ equity	2,476.7	2,009.6
Total liabilities and stockholders’ equity	$9,811.7	$8,641.8

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended
	June 30, 2017	June 30, 2016
	(unaudited)
Cash flows from operating activities:
Net earnings (loss)	$(168.1)	$52.3
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	258.6	122.7
Loss on NCM charged to merger, acquisition and transaction costs	22.6	—
Loss on extinguishment of debt	0.5	—
Deferred income taxes	(118.3)	28.8
Amortization of net premium on corporate borrowings	(1.1)	0.1
Amortization of deferred charges to interest expense	5.6	2.6
Theatre and other closure expense	1.7	2.6
Non-cash portion of stock-based compensation	4.0	2.8
Gain on dispositions	(3.6)	(3.0)
Repayment of Nordic interest rate swaps	(2.7)	—
Equity in (earnings) and losses from non-consolidated entities, net of distributions	13.9	(5.1)
NCM other-than-temporary impairment loss	204.5	—
Landlord contributions	42.8	47.8
Deferred rent	(22.5)	(15.0)
Net periodic benefit cost (credit)	0.3	0.4
Change in assets and liabilities, excluding acquisitions:
Receivables	78.4	38.5
Other assets	(8.2)	(3.0)
Accounts payable	(98.0)	(46.9)
Accrued expenses and other liabilities	(105.8)	(91.7)
Other, net	5.2	0.1
Net cash provided by operating activities	109.8	134.0
Cash flows from investing activities:
Capital expenditures	(318.0)	(140.3)
Acquisition of Nordic Cinemas Group, net of cash acquired	(584.4)	—
Acquisition of Carmike Cinemas, Inc., net of cash acquired	0.1	—
Acquisition of Starplex Cinemas	—	0.4
Proceeds from disposition of long-term assets	22.4	18.9
Investments in non-consolidated entities, net	0.7	(6.8)
Other, net	(2.8)	(0.2)
Net cash used in investing activities	(882.0)	(128.0)
Cash flows from financing activities:
Proceeds from issuance of Senior Subordinated Sterling Notes due 2024	327.8	—
Proceeds from issuance of Senior Subordinated Notes due 2027	475.0	—
Payment of Nordic SEK Term Loan	(144.4)	—
Payment of Nordic EUR Term Loan	(169.5)	—
Net proceeds from equity offering	616.8	—
Borrowings under (repayments) Revolving Credit Facility	50.0	(75.0)
Principal payment of Bridge Loan due 2017	(350.0)	—
Principal payments under Term Loan	(5.7)	(4.4)
Principal payments under capital and financing lease obligations	(36.8)	(4.2)
Cash used to pay for deferred financing costs	(29.5)	(0.8)
Cash used to pay dividends	(52.5)	(39.4)
Net cash provided by (used in) financing activities	681.2	(123.8)
Effect of exchange rate changes on cash and equivalents	11.7	(0.1)
Net decrease in cash and equivalents	(79.3)	(117.9)
Cash and equivalents at beginning of period	207.1	211.2
Cash and equivalents at end of period	$127.8	$93.3
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (including amounts capitalized of $0.1 million and $0.1 million)	$126.8	$51.4
Income taxes paid, net	$6.5	$4.1
Schedule of non-cash operating and investing activities:
Investment in NCM (See Note 3-Investments)	$235.2	$—
See Note 2-Acquisitions for non-cash activities related to acquisitions

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

As of June 30, 2017, Wanda owned approximately 57.92% of Holdings’ outstanding common stock and 80.51% of the combined voting power of Holdings’ outstanding common stock and has the power to control Holdings’ affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), entering into mergers, sales of substantially all of the Company’s assets and other extraordinary transactions.

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

Principles of Consolidation:  The accompanying unaudited consolidated financial statements include the accounts of Holdings and all subsidiaries, as discussed above, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying consolidated balance sheet as of December 31, 2016, which was derived from audited financial statements, and the unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company’s financial position and results of operations. All significant intercompany balances and transactions have been eliminated in consolidation. There are no noncontrolling (minority) interests in the Company’s consolidated subsidiaries; consequently, all of its stockholders’ equity, net earnings and total comprehensive income (loss) for the periods presented are attributable to controlling interests. Due to the seasonal nature of the Company’s business, results for the year-to-date period ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. The Company manages its business under two reportable segments for its theatrical exhibition operations, U.S. markets and International markets.

Presentation:  In the Consolidated Balance Sheets, assets held for sale within current assets have been presented separately from other current assets in the current year presentation with conforming reclassifications made for the prior period presentation.

Accumulated depreciation and amortization: Accumulated depreciation was $994.9 million and $792.3 million, at June 30, 2017 and December 31, 2016, respectively, related to property. Accumulated amortization of intangible assets was $45.1 million and $35.4 million, at June 30, 2017 and December 31, 2016, respectively.

NOTE 2—ACQUISITIONS

Nordic Cinema Group Holding AB

On March 28, 2017, the Company completed the acquisition of Nordic Cinema Group Holding AB (“Nordic”) for cash. The purchase price for Nordic was approximately SEK 5,756 million ($654.9 million), which includes payment of interest on the equity value and repayment of shareholder loans. As a result of the acquisition, the Company assumed the indebtedness of Nordic of approximately SEK 1,269 million ($144.4 million) and indebtedness of approximately €156 million ($169.5 million) as of March 28, 2017, which was refinanced subsequent to the acquisition. The Company also assumed approximately SEK 13.5 million ($1.6 million) and approximately €1.0 million ($1.1 million) of interest rate swaps related to the indebtedness which were repaid following the acquisition. All amounts have been converted into US Dollar amounts assuming an SEK/USD exchange rate of 0.11378 and an EUR/USD exchange rate of 1.0865, which were the exchange rates on March 27, 2017. Nordic operated 71 theatres, 467 screens, and approximately 67,000 seats in nearly 50 large and medium-sized cities in the Nordic and Baltic nations, and holds a substantial minority investment in another 51 associated theatres with 216 screens, to which Nordic provides a variety of shared services. Nordic is the largest theatre operator in Scandinavia and the Nordic and Baltic Regions of Europe. Nordic operates in seven countries in the northern region of Europe: Sweden, Finland, Estonia, Latvia, Lithuania, Norway, and Denmark.

The acquisition is being treated as a purchase in accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805, Business Combinations”), which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management’s judgment after evaluating several factors, including a preliminary valuation assessment. Because the values assigned to assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10-Q, amounts may be adjusted during the measurement period of up to twelve months from the date of acquisition as further information becomes available. Any changes in the fair values of assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. The allocation of purchase price is preliminary and subject to changes as appraisals of tangible and intangible assets and liabilities including working capital are finalized, purchase price adjustments are completed and additional information regarding the tax bases of assets and liabilities at the acquisition date becomes available. The following is a summary of a preliminary allocation of the purchase price:

(In millions)	March 28, 2017	Changes	June 30, 2017
Cash	$70.5	$0.9	$71.4
Restricted cash	—	5.9	5.9
Receivables	25.0	(11.6)	13.4
Other current assets	14.0	8.9	22.9
Property (1)	89.8	53.1	142.9
Intangible assets (1) (4)	—	24.9	24.9
Goodwill (2)	872.1	(78.5)	793.6
Deferred tax asset	5.5	(5.1)	0.4
Other long-term assets	41.0	27.5	68.5
Accounts payable	(30.3)	0.1	(30.2)
Accrued expenses and other liabilities	(26.5)	(6.0)	(32.5)
Deferred revenues and income	(43.5)	—	(43.5)
Term Loan Facility (SEK)	(144.4)	—	(144.4)
Term Loan Facility (EUR)	(169.5)	—	(169.5)
Capital lease and financing lease obligations (1)(3)	(29.2)	14.1	(15.1)
Deferred tax liability	(5.2)	(17.5)	(22.7)
Other long-term liabilities (5)	(14.4)	(16.7)	(31.1)
Total estimated purchase price	$654.9	$—	$654.9

(1)

Amounts recorded for property include land, buildings, capital lease assets, leasehold improvements, furniture, fixtures and equipment. During the three months ended June 30, 2017, the Company recorded measurement period adjustments primarily related to the preliminary valuation of property, intangible assets, equity method investments, financing lease obligations and related tax adjustments.

(2)	Amounts recorded for goodwill are not expected to be deductible for tax purposes.

(3)	Including current portion of approximately $3.5 million.

(4)	Additional information for intangible assets acquired on March 28, 2017 is presented below:

	Weighted Average	Gross
(In millions)	Amortization Period	Carrying Amount
Acquired intangible assets:
Amortizable intangible assets:
Favorable leases	1.3 years	$0.5
Favorable subleases	4.5 years	1.3
Screen advertising agreement	5.0 years	12.2
Trade name agreement	4.0 years	1.0
Total, amortizable	4.8 years	$15.0
Unamortized intangible assets:
Trade names		$9.9

(5)	Amounts recorded for other long-term liabilities include unfavorable leases of approximately $17.3 million.

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

During the three and six months ended June 30, 2017, the Company incurred acquisition-related and transition costs for Nordic of approximately $1.8 million and $9.4 million, respectively, which were included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations. The revenues for Nordic during the three and six months ended June 30, 2017 were $69.9 million and $72.4 million, respectively, and net earnings (loss) was an immaterial amount for the three and six months ended June 30, 2017.

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

The acquisition is being treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management’s judgment after evaluating several factors, including a preliminary valuation assessment. Because the values assigned to assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of the Annual Report on Form 10-K, amounts may be adjusted during the measurement period of up to twelve months from the date of acquisition as further information becomes available. Any changes in the fair values of assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. The allocation of purchase price is preliminary and subject to changes as appraisals of tangible and intangible assets and liabilities including working capital are finalized, purchase price adjustments are completed and additional information regarding the tax bases of assets and liabilities at the acquisition date becomes available. The following is a summary of a preliminary allocation of the purchase price:

(In millions)	November 30, 2016	Changes	June 30, 2017
Cash	$41.6	$—	$41.6
Receivables	26.2	—	26.2
Other current assets	58.1	—	58.1
Property (1)	755.9	(20.1)	735.8
Intangible assets (2)	112.1	—	112.1
Goodwill (3)	898.6	22.1	920.7
Deferred tax asset	18.7	—	18.7
Other long-term assets	29.6	—	29.6
Accounts payable	(78.9)	—	(78.9)
Accrued expenses and other liabilities	(118.2)	—	(118.2)
Deferred revenues and income	(20.4)	—	(20.4)
9% Senior Secured Note GBP due 2018	(382.9)	—	(382.9)
4.93% Senior Secured Note EUR due 2018	(213.7)	—	(213.7)
Capital lease and financing lease obligations (4)	(365.3)	(2.0)	(367.3)
Deferred tax liability	(21.3)	—	(21.3)
Other long-term liabilities (5)	(103.0)	—	(103.0)
Total estimated purchase price	$637.1	$—	$637.1

(1)

Amounts recorded for property include land, buildings, capital lease assets, leasehold improvements, furniture, fixtures and equipment. During the six months ended June 30, 2017, the Company recorded measurement period adjustments primarily related to the preliminary valuation of property and financing lease obligations. During the six months ended June 30, 2017, the Company sold one theatre and reduced the carrying value to fair value.

(2)	Amounts recorded for intangible assets include favorable leases, management agreements and trade names.

(3)	Amounts recorded for goodwill are not expected to be deductible for tax purposes.

(4)	Including current portion of approximately $26.4 million.

(5)	Amounts recorded for other long-term liabilities include unfavorable leases of approximately $48.3 million.

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

The purchase price paid by the Company in the acquisition resulted in recognition of goodwill because it exceeded the estimated fair value of the assets acquired and liabilities assumed. The Company paid a price in excess of estimated fair value of the assets acquired and liabilities assumed because the acquisition of Odeon allows considerable opportunity in the European markets where it operates to leverage theatre renovations, including power recliners, enhanced food and beverage offerings and premium large format  experiences, among others, to drive future growth and value. Odeon also provides the Company with a strong and scalable platform to pursue future international growth opportunities. The Company also expects to realize synergy and cost savings related to the acquisition because of purchasing and procurement economies of scale.

During the three and six months ended June 30, 2017 the Company incurred acquisition-related and transition costs for Odeon of approximately $0.9 million and $4.8 million, respectively, which were included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations. The revenues for Odeon during the three and six months ended June 30, 2017 were $223.6 million and $508.8 million, respectively, and the net loss was $23.1 million and $5.5 million, respectively.

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

The acquisition is being treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management’s judgment after evaluating several factors, including a preliminary valuation assessment. Because the values assigned to assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of the Annual Report on Form 10-K, amounts may be adjusted during the measurement period of up to twelve months from the date of acquisition as further information becomes available. Any changes in the fair values of assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. The allocation of purchase price is preliminary and subject to changes as appraisals of tangible and intangible assets and liabilities including working capital are finalized, purchase price adjustments are completed and additional information regarding the tax bases of assets and liabilities at the acquisition date becomes available. The following is a summary of a preliminary allocation of the purchase price:

(In millions)	December 21, 2016	Changes	June 30, 2017
Cash	$86.5	$0.1	$86.6
Receivables	12.3	—	12.3
Other current assets	14.2	—	14.2
Property (1)	719.6	(0.4)	719.2
Intangible assets (2)	25.9	—	25.9
Goodwill (3)	624.8	0.3	625.1
Other long-term assets	19.4	—	19.4
Accounts payable	(37.0)	—	(37.0)
Accrued expenses and other liabilities	(53.0)	—	(53.0)
Deferred revenues and income	(19.9)	—	(19.9)
Deferred tax liability	(19.5)	—	(19.5)
6% Senior Secured Notes due 2023	(242.1)	—	(242.1)
Capital and financing lease obligations (4)	(222.0)	—	(222.0)
Other long-term liabilities (5)	(51.0)	—	(51.0)
Total estimated purchase price	$858.2	$—	$858.2

(1)

Amounts recorded for property includes land, buildings, capital lease assets, leasehold improvements, furniture, fixtures and equipment. During the six months ended June 30, 2017, the Company sold 13 theatres and reduced the carrying value to fair value.

(2)	Amounts recorded for intangible assets include favorable leases and trade name.

(3)	Amounts recorded for goodwill are not expected to be deductible for tax purposes.

(4)	Including current portion of approximately $30.4 million.

(5)	Amounts recorded for other long-term liabilities include unfavorable leases of approximately $51.0 million.

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

During the three and six months ended June 30, 2017, the Company incurred acquisition-related and transition costs for Carmike of approximately $7.2 million and $13.1 million, respectively, which were included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations. Carmike was acquired on December 21, 2016 and the Company immediately began integrating the operations. The revenues for the three and six months ended June 30, 2017 were $168.8 million and $368.0 million, respectively, and the net earnings (loss) was $(7.3) million and $5.0 million, respectively.

Department of Justice Final Judgment - In connection with the acquisition of Carmike the Company entered into a Final Judgment with the United States Department of Justice (“DOJ”) on March  7, 2017, pursuant to which the Company agreed to take certain actions to enable it to complete its acquisition of Carmike, including divest 17 movie theatres (and certain related assets) in the 15 local markets where the Company and Carmike are direct competitors to one or more acquirers acceptable to the DOJ (the Company received gross proceeds of $25.1 million related to divested theatre assets that were held for sale and sold during the three months ended June 30, 2017); establish firewalls to ensure the Company does not obtain National CineMedia, LLC’s (“NCM” or “NCM LLC”), Screenvision’s or other exhibitors competitively sensitive information; relinquish seats on NCM’s board of directors and all other NCM governance rights; and transfer 24 theatres comprising 384 screens (which represent less than 2% of NCM’s total network) to the Screenvision network. This includes five Carmike theatres that implemented the Screenvision network prior to completion of the Carmike acquisition, an AMC theatre required to extend its existing term with the Screenvision network, and an AMC theatre that was also included in the divestitures. The settlement agreement also requires the Company to divest the majority of its equity interests in National CineMedia, Inc. (“NCMI”) common shares and NCM LLC common units so that by June 20, 2019, it owns no more than 4.99% of NCM’s outstanding equity interests per the following schedule: (i) on or before December 20, 2017, AMC must own no more than 15% of NCM’s outstanding equity interests (as of June 30, 2017, the Company classified a portion of its investment in NCM as assets held for sale of $110.5 million); (ii) on or before December 20, 2018, AMC must own no more than 7.5% of NCM’s outstanding equity interests; and (iii) on or before June 20, 2019 AMC must own no more than 4.99% of NCM’s outstanding equity interests. In addition, in accordance with the terms of the settlement, effective December 20, 2016, Craig R. Ramsey, executive vice president and Chief Financial Officer of the Company, resigned his position as a member of the Board of Directors of National CineMedia, Inc.

Goodwill activity is presented below:

(In millions)	U.S. Markets	International Markets	Total
Balance as of December 31, 2016	$3,044.8	$888.2	$3,933.0
Acquisition of Nordic	—	872.1	872.1
Adjustments to acquisition of Nordic Cinemas (1)	—	(78.5)	(78.5)
Adjustments to acquisition of Odeon Cinemas (1)	—	22.1	22.1
Adjustments to acquisition of Carmike Cinemas (1)	0.3	—	0.3
Effect of foreign currency exchange	—	83.2	83.2
Balance as of June 30, 2017	$3,045.1	$1,787.1	$4,832.2

(1)	For adjustments to goodwill see respective tables above.

Pro Forma Results of Operations (Unaudited)

The following selected comparative unaudited pro forma results of operation information for the three months and six months ended June 30, 2017 and June 30, 2016 assumes that the Odeon, Carmike, and Nordic acquisitions occurred at the beginning of 2016, and reflects the full results of operations for the years presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Odeon, Carmike, and Nordic to reflect the preliminary fair value adjustments to property and equipment and financing obligations. The pro forma financial information presented includes the effects of adjustments related to preliminary values assigned to long-lived assets, including depreciation charges from acquired property and equipment, interest expense and incremental shares issued from financing the acquisitions and the related income tax effects and the elimination of Carmike and AMC historical revenues and expenses for theatres in markets that were divested as required by the Department of Justice. Merger, acquisition and transaction costs directly related to the acquisitions have not been removed as provided in ASC 805, Business Combinations.

	Pro Forma Three Months Ended		Pro Forma Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Revenues	$1,201.1	$1,243.3	$2,560.5	$2,601.3
Operating income (loss)	$(22.1)	$20.4	$42.7	$124.5
Net earnings (loss)	$(178.1)	$(66.2)	$(173.0)	$(68.6)
Income (loss) per share:
Basic	$(1.36)	$(0.50)	$(1.37)	$(0.52)
Diluted	$(1.36)	$(0.50)	$(1.37)	$(0.52)

NOTE 3—INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the Consolidated Balance Sheets in other long-term assets. Investments in non-consolidated affiliates as of June 30, 2017 include a 24.7% interest in NCM, a 29.0% interest in Digital Cinema Implementation Partners, LLC (“DCIP”), a 14.6% interest in Digital Cinema Distribution Coalition, LLC (“DCDC”), a 50.0% interest in Open Road Releasing, LLC, operator of Open Road Films, LLC (“Open Road Films”), a 32.0% interest in AC JV, LLC (“AC JV”), owner of Fathom Events, a 16.8% interest in SV Holdco, owner of Screenvision, a 50.0% interest in Digital Cinema Media (“DCM”), 50.0% interest in five U.S. motion picture theatres and one IMAX® screen and approximately 50.0% interest in 51 theatres in Europe acquired in the Nordic acquisition. Indebtedness held by equity method investees is non-recourse to the Company.

RealD Inc. Common Stock.  During the six months ended June 30, 2016, the Company sold all of its 1,222,780 shares in RealD Inc. and recognized a gain on sale of $3.0 million.

Equity in Earnings (Losses) of Non-Consolidated Entities

Aggregated condensed financial information of the Company’s significant non-consolidated equity method investments (DCIP and NCM) is shown below:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues	$144.2	$160.2	$261.6	$277.0
Operating costs and expenses	103.2	104.7	204.3	210.5
Net earnings	$41.0	$55.5	$57.3	$66.5

The components of the Company’s recorded equity in earnings (losses) of non-consolidated entities are as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
National CineMedia, LLC	$(198.5)	$5.0	$(204.5)	$2.9
Digital Cinema Implementation Partners, LLC	7.8	6.9	15.2	12.6
Other	(4.3)	—	(8.0)	0.6
The Company’s recorded equity in earnings (loss)	$(195.0)	$11.9	$(197.3)	$16.1

1)

Equity in (earnings) losses of non-consolidated entities includes an  other-than-temporary impairment of the Company’s investment in NCM, LLC and NCM, Inc. of $202.6 million and $204.5 million for the three months and six months ended June 30, 2017. The other-than-temporary impairment charge under the U.S. markets segment reflects recording our units and shares at the publicly quoted per share price on June 30, 2017 of $7.42 based on the Company’s determination that the decline in the price per share during the quarter was other than temporary.

NCM Transactions.  As of June 30, 2017, the Company owned 37,992,630 common membership units, or a 24.7% interest, in NCM LLC and 200,000 common shares of NCM, Inc. The estimated fair market value of the common units in NCM LLC and the common stock investment in NCM, Inc. was approximately $283.4 million based on the publicly quoted price per share of NCM, Inc. on June 30, 2017 of $7.42 per share.

The Company recorded the following related party transactions with NCM:

	As of	As of
(In millions)	June 30, 2017	December 31, 2016
Due from NCM for on-screen advertising revenue	$2.4	$2.6
Due to NCM for Exhibitor Services Agreement	1.1	1.4
Promissory note payable to NCM	4.2	4.2

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net NCM screen advertising revenues	$19.4	$10.1	$31.0	$20.7
NCM beverage advertising expense	1.7	1.5	3.6	3.0

The Company recorded the following changes in the carrying amount of its investment in NCM, LLC and equity in losses of NCM, LLC during the six months ended June 30, 2017:

			Accumulated			G&A: Mergers
		Exhibitor	Other			and
	Investment	Services	Comprehensive	Cash	Equity in	Acquisitions	Advertising
(In millions)	in NCM(1)	Agreement(2)	(Income)/Loss	Received	Loss (3)	Expense	(Revenue)
Ending balance at December 31, 2016	$323.9	$(359.2)	$(4.0)
Receipt of common units	235.2	(235.2)	—
Receipt of excess cash distributions	(14.3)	—	—	$14.3	$—	$—	$—
Surrender of common units for transferred theatres	(36.4)	35.7	—	—	0.7	—	—
Surrender of common units for make whole agreement	(23.1)	—	—	—	0.5	22.6	—
Other-than-temporary impairment loss (4)	(203.3)	—	—	—	203.3	—	—
Amortization of ESA	—	12.9	—	—	—	—	(12.9)
For the period ended or balance as of June 30, 2017	$282.0	$(545.8)	$(4.0)	$14.3	$204.5	$22.6	$(12.9)

(1)	The following table represents AMC’s investment in common membership units including units received under the Common Unit Adjustment Agreement dated as of February 13, 2007:

(2)

Represents the unamortized portion of the Exhibitor Services Agreement (“ESA”) with NCM. Such amounts are being amortized to other theatre revenues over the remainder of the 30 year term of the ESA ending in 2037, using a units-of-revenue method, as described in ASC 470-10-35 (formerly EITF 88-18, Sales of Future Revenues).

	Common
	Membership Units
	Tranche 1	Tranche 2 (a)
Beginning balance at December 31, 2012	17,323,782	—
Additional units received in the quarter ended June 30, 2013	—	1,728,988
Additional units received in the quarter ended June 30, 2014	—	141,731
Additional units received in the quarter ended June 30, 2015	—	469,163
Additional units received in the quarter ended December 31, 2015	—	4,399,324
Units exchanged for NCM, Inc. shares in December 2015	—	(200,000)
Additional units received in the quarter ended March 31, 2017	—	18,787,315
Surrender of units for transferred theatres in March 2017	—	(2,850,453)
Surrender of units for exclusivity waiver in March 2017	—	(1,807,220)
Ending balance at June 30, 2017	17,323,782	20,668,848

(a)

The additional units received in June 2013, June 2014, June 2015, December 2015, and March  2017 were measured at fair value (Level 1) using NCM, Inc.’s stock price of $15.22,  $15.08,  $14.52,  $15.75 and $12.52, respectively.

(3)

Excludes an other-than-temporary impairment loss of $1.2 million related to the Company’s common stock investment in NCM, Inc. See Note 7 – Fair Value Measurements for further information regarding an other-than-temporary impairment losses.

(4)

The Company recorded an other-than-temporary impairment loss for NCM, Inc. of $1.2 million, and NCM, LLC of $203.3 million for a total other-than-temporary impairment of $204.5 million during the six months ended June 30, 2017. The other-than-temporary impairment charges reflect recording our units and shares at the publicly quoted per share price on June 30, 2017 of $7.42 based on the Company’s determination that the decline in the price per share during the quarter was other than temporary. See Note 7 – Fair Value Measurements for further information regarding an other-than-temporary impairment loss.

During the six months ended June 30, 2017 and June 30, 2016, the Company recorded investment income, net of related amortization of $5.5 million and $7.2 million, respectively, related to the NCM tax receivable agreement.

NCM Agreement

On March 9, 2017, the Company reached an agreement with NCM to implement the requirements of the final judgment entered in connection with the DOJ approval of the Carmike transaction, as discussed in Note 2 – Acquisitions. Pursuant to the agreement, the Company received 18,425,423 NCM common units in March 2017 related to annual attendance at the Carmike theatres and 361,892 NCM common units related to the 2016 common unit adjustment. Because the Carmike theatres were subject to a pre-existing agreement with a third party and will not receive advertising services from NCM, the Company will be obligated to make quarterly payments to NCM reflecting the estimated value of the advertising services at the Carmike theatres as if NCM had provided such services. The quarterly payments will continue until the earlier of (i) the date the theatres are transferred to the NCM network or (ii) expiration of the ESA with NCM. All calculations will be made pursuant to the terms of the existing ESA and Common Unit Adjustment Agreement with NCM. With regard to the existing AMC theatres on the NCM network that are required under the final judgment to be transferred to another advertising provider, the Company returned 2,850,453 (valued at $36.4 million) NCM common units to NCM in March 2017, calculated under the Common Unit Adjustment Agreement as if such theatres had been disposed of on March 3, 2017. The Company is not obligated to make quarterly payments with respect to the transferred theatres. In addition, the Company returned 1,807,220 additional NCM common units (valued at $22.6 million) in exchange for a waiver of exclusivity by NCM as to the required transferred theatres for the term of the final judgment, which was classified as general and administrative: Merger, acquisition and transaction costs when the common units were returned to NCM during the three months ended March 31, 2017. The Company recorded a loss of $1.2 million on the return of NCM common units as per the Common Unit Adjustment Agreement and exclusivity waiver for the difference between the average carrying value of the units and the fair value on the date of return. As a result of the agreement, the Company received 14,129,642 net additional NCM common units, valued at $176.9 million based on the market price of NCM, Inc. stock on March 16, 2017 of $12.52. Due to the structure of the transactions, the Company will no longer anticipate recognizing taxable gain upon receipt of new NCM common units. The Company has also agreed to reimburse NCM up to $1.0 million for expenses related to the negotiation of this agreement. The Company has classified 14.9 million NCM common units (approximately $110.5 million) as held for sale as of June 30, 2017, which it must sell before December 20, 2017 to reach the 15% ownership level discussed above in the Department of Justice Final Judgment. The Company recorded in: Equity in (earnings) loss of non-consolidated entities an other-than-temporary impairment charge of $202.6 million and $204.5 million to reduce the carrying value of its investment in NCM to Level 1 fair value during the three months and six months ended June 30, 2017, respectively. The other-than-temporary impairment charge reflects recording our units and shares at the publicly quoted per share price on June 30, 2017 of $7.42 based on the Company’s determination that the decline in the price per share during the quarter was other than temporary.

Digital Cinema Media.  The Company acquired its investment in DCM on November 30, 2016 in connection with the acquisition of Odeon. The Company receives advertising services from DCM for its Odeon theatres in International markets through a joint venture in which it has a 50% ownership interest. During the three and six months ended June 30, 2017, the Company recorded revenue of $6.7 million and $12.1 million, respectively, and a recorded receivable as of June 30, 2017 of $0.9 million for cinema advertising.

DCIP Transactions.  The Company pays equipment rent monthly and records the equipment rental expense on a straight-line basis over 12 years.

The Company recorded the following related party transactions with DCIP:

	As of	As of
(In millions)	June 30, 2017	December 31, 2016
Due from DCIP for equipment and warranty purchases	$2.5	$2.1
Deferred rent liability for digital projectors	8.2	8.4

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Digital equipment rental expense	$1.4	$1.2	$2.9	$2.5

Open Road Films Transactions.  During the three and six months ended June 30, 2017, the Company recorded additional equity losses in Open Road of $4.2 million and $8.9 million, respectively, related to certain advances to and on behalf of Open Road. The losses would be reversed upon reimbursement by Open Road related to the advances. The Company’s share of cumulative losses from Open Road Films in excess of the Company’s capital commitment was $41.0 million as of June 30, 2017 and $43.7 million as of December 31, 2016.

The Company recorded the following related party transactions with Open Road Films:

	As of	As of
(In millions)	June 30, 2017	December 31, 2016
Due from Open Road Films	$2.8	$4.8
Film rent payable to Open Road Films	—	0.1

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Film exhibition costs:
Gross film exhibition cost on Open Road Films	$0.8	$2.1	$5.1	$5.7

AC JV Transactions.    The Company recorded the following related party transactions with AC JV:

	As of	As of
(In millions)	June 30, 2017	December 31, 2016
Due to AC JV for Fathom Events programming	$1.0	$0.6

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Film exhibition costs:
Gross exhibition cost on Fathom Events programming	$3.2	$1.7	$6.8	$3.7

NOTE 4—CORPORATE BORROWINGS

A summary of the carrying value of corporate borrowings and capital and financing lease obligations is as follows:

(In millions)	June 30, 2017	December 31, 2016
Revolving Credit Facility Due 2020 (5.75% as of June 30, 2017)	$50.0	$—
Senior Secured Credit Facility-Term Loan due 2022 (3.46% as of June 30, 2017)	867.4	871.8
Senior Secured Credit Facility-Term Loan due 2023 (3.47% as of June 30, 2017)	498.8	500.0
Bridge Loan Agreement due 2017 (7%)	—	350.0
5% Promissory Note payable to NCM due 2019	4.2	4.2
5.875% Senior Subordinated Notes due 2022	375.0	375.0
6.0% Senior Secured Notes due 2023	230.0	230.0
6.375% Senior Subordinated Notes due 2024 (£500 million par value)	649.7	308.4
5.75% Senior Subordinated Notes due 2025	600.0	600.0
5.875% Senior Subordinated Notes due 2026	595.0	595.0
6.125% Senior Subordinated Notes due 2027	475.0	—
Capital and financing lease obligations, 5.75% - 11.5%	670.3	675.4
Deferred charges	(108.8)	(82.9)
Net premiums	27.8	9.4
	4,934.4	4,436.3
Less: current maturities	(86.2)	(81.2)
	$4,848.2	$4,355.1

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

On February 13, 2017, the Company repaid the aggregate principal amount of Interim Bridge Loans of $350.0 million with a portion of the proceeds from its public offering of shares of Holdings Class A common stock, as discussed in Note 5 – Stockholders’ Equity. The Company recorded a loss of $0.4 million in other income, which included a write-off of deferred financing costs of $3.7 million, partially offset by a gain of $3.3 million on the extinguishment of indebtedness related to the redemption of the interim bridge loan.

Third Amendment to Credit Agreement

On May 9, 2017, the Company entered into the Third Amendment to Credit Agreement with Citicorp North America, Inc., as administrative agent and the other lenders party thereto (the Third Amendment”), amending the Credit Agreement dated as of April 30, 2013. The Third Amendment decreased the applicable margin for the term loans outstanding under the Credit Agreement from 1.75% to 1.25% with respect to base rate borrowings and 2.75% to 2.25% with respect to LIBOR borrowings. The Company expensed $1.0 million during the three and six months ended June 30, 2017 for third party fees related to the Third Amendment to the Company’s Senior Secured Credit Agreement.

Fourth Amendment to Credit Agreement

On June 13, 2017, the Company entered into the Fourth Amendment to Credit Agreement with Citicorp North America, Inc., as administrative agent and the other lenders party thereto (the “Fourth Amendment”), amending the Credit Agreement dated as of April 30, 2013. The Fourth Amendment increased the revolving loan commitment under the Credit Agreement from $150.0 million to $225.0 million.

Notes Due 2027

On March 17, 2017, the Company issued $475.0 million aggregate principal amount of its 6.125% Senior

Subordinated Notes due 2027 (the "Notes due 2027"). The Company recorded deferred financing costs of approximately $19.8 million related to the issuance of the Notes due 2027. The Notes due 2027 mature on May 15, 2027. The Company will pay interest on the Notes due 2027 at 6.125% per annum, semi-annually in arrears on May 15th and November 15th, commencing on November 15, 2017. The Company may redeem some or all of the Notes due 2027 at any time on or after May 15, 2022 at 103.063% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after May 15, 2025, plus accrued and unpaid interest to the redemption date. In addition, the Company may redeem up to 35% of the aggregate principal amount of the Notes due 2027 using net proceeds from certain equity offerings completed on or prior to May 15, 2020 at a redemption price as set forth in the indenture governing the Notes due 2027. The Company may redeem some or all of the Notes due 2027 at any time prior to May 15, 2022 at a redemption price equal to 100% of their aggregate principal amount and accrued and unpaid interest to, but not including, the date of redemption, plus an applicable make-whole premium. The Company used the net proceeds from the Notes due 2027 private offering to pay a portion of the consideration for the acquisition of Nordic plus related refinancing of Nordic debt assumed in the acquisition.

The Notes due 2027 are general unsecured senior subordinated obligations of the Company and are fully and unconditionally guaranteed on a joint and several senior subordinated unsecured basis by all of its existing and future domestic restricted subsidiaries that guarantee its other indebtedness. Following the closing of the Nordic acquisition on March 28, 2017, neither Nordic nor any of its subsidiaries guaranteed the Notes due 2027.

The indenture governing the Notes due 2027 contains covenants limiting other indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets.

On March 17, 2017, in connection with the issuance of the Notes due 2027, the Company entered into a registration rights agreement. Subject to the terms of the registration rights agreement, the Company is required to (1) file one or more registration statements with the SEC not later than 270 days from the issuance date with respect to the registered offer to exchange the notes for new notes of the Company having terms identical in all material respects to the notes and (2) use its commercially reasonable efforts to cause the exchange offer registration statement to be declared effective under the Securities Act within 365 days of the issuance date. The Company filed its Form S-4 registration statement related to the registration rights agreement with the Securities and Exchange Commission on April 19, 2017, and it was declared effective June 7, 2017. All of the original notes were exchanged as of July 12, 2017.

Sterling Notes Due 2024

On March 17, 2017, the Company issued £250.0 million additional aggregate principal amount of its 6.375% Senior Subordinated Notes due 2024 (the "Sterling Notes due 2024") at 106% plus accrued interest from November 8, 2016 in a private offering. These additional Sterling Notes due 2024 were offered as additional notes under an indenture pursuant to which the Company had previously issued and has outstanding £250.0 million aggregate principal amount of its 6.375% Sterling Notes due 2024. The Company recorded deferred financing costs of approximately $12.7 million related to the issuance of the additional Sterling Notes due 2024. The Sterling Notes due 2024 mature on November 15, 2024. The Company will pay interest on the Sterling Notes due 2024 at 6.375% per annum, semi-annually in arrears on May 15th and November 15th, commencing on May 15, 2017. Interest on the additional Sterling Notes will accrue from November 8, 2016. The Company may redeem some or all of the Sterling Notes due 2024 at any time on or after November 15, 2019 at 104.781% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after November 15, 2022, plus accrued and unpaid interest to the redemption date. In addition, the Company may redeem up to 35% of the aggregate principal amount of the Sterling Notes due 2024 using net proceeds from certain equity offerings completed on or prior to November 15, 2019. On or prior to November 15, 2019, the Company may redeem the Sterling Notes due 2024 at par, including accrued and unpaid interest plus a make-whole premium. The Company used the net proceeds from the additional Sterling Notes to pay a portion of the consideration for the acquisition of Nordic plus related refinancing of Nordic debt assumed in the acquisition.

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

On March 17, 2017, in connection with the issuance of the additional Sterling Notes due 2024, the Company entered into a registration rights agreement. Subject to the terms of the registration rights agreement, the Company is required to (1) file one or more registration statements with the SEC not later than 270 days from November 8, 2016 with respect to the registered offer to exchange the notes for new notes of the Company having terms identical in all material respects to the notes and (2) use its commercially reasonable efforts to cause the exchange offer registration statement to be declared effective under the Securities Act within 365 days of November 8, 2016. The Company filed its Form S-4 registration statement related to the registration rights agreement with the Securities and Exchange Commission on April 19, 2017, and it was declared effective June 7, 2017. All of the original notes were exchanged as of July 12, 2017.

As of June 30, 2017, the Company was in compliance with all debt covenants.

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

Dividends

The following is a summary of dividends and dividend equivalents paid to stockholders during the six months ended June 30, 2017:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 14, 2017	March 13, 2017	March 27, 2017	$0.20	$26.2
April 27, 2017	June 5, 2017	June 19, 2017	0.20	26.5

During the six months ended June 30, 2017, the Company paid dividends and dividend equivalents of $52.5 million, decreased additional paid-in capital for 191,429 shares surrendered to pay payroll and income taxes by $6.4 million and accrued $0.7 million for the remaining unpaid dividends at June 30, 2017. The aggregate dividends paid for Class A common stock and Class B common stock, were approximately $22.2 million and $30.3 million, respectively.

On August 3, 2017, Holdings’ Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on September 25, 2017 to stockholders of record on September 11, 2017.

On August 3, 2017, Holdings’ Board of Directors approved a $100.0 million share repurchase program to repurchase AMC Class A common stock over a two-year period.

Repurchases may be made at management's discretion from time to time through open market transactions including block purchases, through privately negotiated transactions, or otherwise over the next two years in accordance with all applicable securities laws and regulations. The extent to which AMC repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements and other corporate considerations, as determined by AMC’s management team. Repurchases may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares and may be suspended for periods or discontinued at any time. The Company had 55,078,572 shares of Class A common stock outstanding as of July 31, 2017.

On February 13, 2017, the Company completed an additional public offering of 20,330,874 shares of Class A common stock at a price of $31.50 per share ($640.4 million), resulting in net proceeds of $616.8 million after underwriters commission and other professional fees. The Company used a portion of the net proceeds to repay the aggregate principal amount of the Interim Bridge Loan of $350.0 million and general corporate purposes.

Related Party Transactions

As of June 30, 2017 and December 31, 2016, the Company recorded a receivable due from Wanda of $0.4 million and $10.6 million, respectively, for reimbursement of general administrative and other expense incurred on behalf of Wanda and a pledged capital contribution. During the six months ended June 30, 2017, the Company recorded $0.3 million of cost reductions for general and administrative services provided on behalf of Wanda. Wanda owns Legendary Entertainment, a motion picture production company. The Company will occasionally play Legendary’s films in its theatres, as a result of transactions with independent film distributors.

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

During the six months ended June 30, 2017, a former employee who held 27,197 shares, relinquished his put right, therefore the related share amount of $0.3 million was reclassified to additional paid in capital, a component of stockholders’ equity.

Stock-Based Compensation

Holdings adopted a stock-based compensation plan in December of 2013.

The Company recognized stock-based compensation expense of $3.9 million and $1.7 million within general and administrative: other during the three months ended June 30, 2017 and June 30, 2016, respectively, and $4.0 million and $2.8 million during the six months ended June 30, 2017 and June 30, 2016, respectively. The Company’s financial statements reflect an increase to additional paid-in capital related to stock-based compensation of $2.6 million during the six months ended June 30, 2017. During the six months ended June 30, 2017, the Company determined that achieving the three-year performance thresholds of the 2016 Performance Stock Units was improbable and reversed $2.6 million of stock-based compensation expense and ceased accruing any additional expense on these units. If the Company later determines that the performance thresholds of the 2016 Performance Stock Units is probable, then historical expense would be reinstated and accruals would resume.

As of June 30, 2017, including the 2017 grants, there was approximately $21.2 million of total estimated unrecognized compensation cost, assuming attainment of the performance targets at 100%, related to stock-based compensation arrangements expected to be recognized during the remainder of calendar 2017, calendar 2018, and calendar 2019. The Company expects to recognize compensation cost of $8.0 million, $8.7 million, and $4.5 million during the remainder of calendar 2017 and during each calendar 2018 and calendar 2019, respectively.

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan provides for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units, stock awards, and cash performance awards. The maximum number of shares of Holdings’ common stock available for delivery pursuant to awards granted under the 2013 Equity Incentive Plan is 9,474,000 shares. At June 30, 2017, the aggregate number of shares of Holdings’ common stock remaining available for grant was 7,257,686 shares.

Awards Granted in 2017

The Company’s Board of Directors approved awards of stock, restricted stock units (“RSUs”), and performance stock units (“PSUs”) to certain of the Company’s employees and directors under the 2013 Equity Incentive Plan. The fair value of the stock at the grant dates of March 31, 2017, May 11, 2017 and June 5, 2017, was $31.45 per share, $27.50 per share and $25.00 per share, respectively, was based on the closing price of Holdings’ stock.

The award agreements generally had the following features:

•

Stock Award:  On March 31, 2017, five members of Holdings’ Board of Directors were granted awards of 13,684 fully vested shares of Class A common stock in the aggregate. The Company recognized approximately $0.4 million of expense in general and administrative: other expense during the six months ended June 30, 2017, in connection with these share grants.

•

Restricted Stock Unit Awards:  Each RSU represents the right to receive one share of Class A common stock at a future date. The RSUs vest over 3 years with 1/3 vesting on each of January 2, 2018, 2019, and 2020. The RSUs will be settled within 30 days of vesting. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs.

On March 31, 2017, RSU awards of 189,109 units were granted to certain members of management The grant date fair value was approximately $5.9 million based on a stock price of $31.45 on March 31, 2017.

On May 11, 2017, RSU awards of 2,301 units were granted to certain members of management. The grant date fair value was approximately $0.1 million based on a stock price of $27.50 on May 11, 2017.

On June 5, 2017, RSU awards of 10,316 units were granted to certain members of management. The grant date fair value was approximately $0.3 million based on a stock price of $25.00 on June 5, 2017.

On March 31, 2017, RSU awards of 129,214 units were granted to certain executive officers covered by Section 162(m) of the Internal Revenue Code. The RSUs will be forfeited if Holdings does not achieve a specified cash flow from operating activities target for each of the years ending December 31, 2017, 2018 and 2019. The RSUs vest over 3 years with 1/3 vesting in each of 2018, 2019 and 2020 upon certification that the cash flow from operating activities target was met for the previous year. The vested RSUs will be settled within 30 days of vesting. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs. The grant date fair value was approximately $4.1 million based on the probable outcome of the performance targets and a stock price of $31.45 on March 31, 2017. During the three and six months ended June 30, 2017, the Company recognized $0.5 million expense in general and administrative: other expense in connection with these awards.

During the three months and six months ended June 30, 2017, the Company recognized $1.1 million expense in general and administrative: other expense in connection with these awards.

•

Performance Stock Unit Award: On March 31, 2017, May 11, 2017 and June 5, 2017, PSU awards were granted to certain members of management and executive officers, with three year cumulative adjusted EBITDA, diluted earnings per share, and net profit performance target conditions and service conditions, covering a performance period beginning January 1, 2017 and ending on December 31, 2019. The PSUs will vest based on achieving 80% to 120% of the performance targets with the corresponding vested unit amount ranging from 30% to 200%. If the performance target is met at 100%, the PSU awards granted on March 31, 2017, May 11, 2017, and June 5, 2017, will vest at 318,323 units, 2,301 units and 10,316 units, respectively. No PSUs will vest if Holdings does not achieve the three year cumulative adjusted EBITDA, diluted earnings per share, and net profit minimum performance target. Additionally, unvested PSU’s shall be ratably forfeited upon termination of service prior to December 31, 2019. If service terminates prior to January 2, 2018, all unvested PSU’s shall be forfeited, if service terminates prior to January 2, 2019, 2/3 of unvested PSU’s shall be forfeited and if service terminates prior to January 2, 2020, 1/3 of unvested PSU’s shall be forfeited. The vested PSUs will be settled within 30 days of vesting which will occur upon certification of performance results. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the PSUs began to accrue with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the PSUs. During the three months and six months ended June 30, 2017, the Company recognized $1.8 million expense for these awards. The grant date fair value was approximately $10.3 million based on the probable outcome of the performance conditions at 100% and a stock price of $31.45 on March 31, 2017, a stock price of $27.50 on May 11, 2017 and a stock price of $25.00 on June 5, 2017.

•

Performance Stock Unit Transition Award:  In recognition of the shift from one year to three year performance periods for annual equity awards in 2016, on March 31, 2017, PSU transition awards were granted to certain members of management and executive officers, with 2017 adjusted EBITDA, diluted earnings per share, and net profit performance target conditions and service condition, covering a performance period beginning January 1, 2017 and ending on December 31, 2017. The PSUs will vest based on achieving 80% to 120% of the performance target with the corresponding vested unit amount ranging from 30% to 150%. If the performance target is met at 100%, the transition PSU awards granted on March 31, 2017 will vest at 39,908 units. No PSUs will vest if Holdings does not achieve the adjusted EBITDA, diluted earnings per share, and net profit performance target conditions or the participant’s service does not continue through the last day of the performance period. The vested PSUs will be settled within 30 days of vesting which will occur upon certification of performance results. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the PSUs began to accrue with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the PSUs. During the three months and six months ended June 30, 2017, the Company recognized $0.4 million expense for these awards. The grant date fair value was $1.3 million based on the probable outcome of the performance condition at 100% and a stock price of $31.45 on March 31, 2017.

The following table represents the nonvested RSU and PSU activity for the six months ended June 30, 2017:

		Weighted
		Average
	Shares of RSU	Grant Date
	and PSU	Fair Value
Beginning balance at January 1, 2017	556,510	$24.88
Granted	701,788	31.23
Vested	(191,429)	24.68
Forfeited	(42,205)	31.39
Nonvested at June 30, 2017	1,024,664	$28.95

NOTE 6—INCOME TAXES

The Company’s worldwide effective income tax rate is based on expected income, statutory rates and tax planning opportunities available in the various jurisdictions in which it operates. For interim financial reporting, the Company estimates the worldwide annual income tax rate based on projected taxable income for the full year and records a quarterly income tax provision or benefit in accordance with the anticipated annual rate, adjusted for discrete items, if any. The Company refines the estimates of the year’s taxable income as new information becomes available, including actual year-to-date financial results. This continual estimation process often results in a change to the expected worldwide effective income tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected income tax rate. Significant judgment is required in determining the effective tax rate and in evaluating tax positions. The Company recognizes income tax-related interest expense and penalties as income tax expense and general and administrative expense, respectively.

The worldwide effective tax rate based on annual projected earnings for the year ending December 31, 2017 is projected to be 41.8%. The actual rate for the six months ended June 30, 2017 is 41.4%.

During the six months ended June 30, 2017, the Company recorded two discrete tax benefits. The first related to excess tax benefits recognized under Accounting Standards Update 2016-09 “Compensation – Stock Compensation” of approximately $2.6 million. The second related to the tax benefit on the NCM other-than-temporary impairment of approximately $78.9 million.

The Company’s consolidated tax rate for the six months ended June 30, 2017 differs from the statutory tax rate primarily due to the foreign tax rate differential driven by Odeon and Nordic earnings, valuation allowances recorded in the Odeon jurisdictions, the domestic discrete items, state income taxes, permanent items and credits.

Tax contingencies and other income tax liabilities were $15.3 million and $12.7 million as of June 30, 2017 and December 31, 2016, respectively, and are included in other long-term liabilities. The increase relates primarily to state income taxes and state income tax credits.

The Company also continues to be subject to examination by the IRS and the fiscal year ended March 29, 2012 (tax year 2011) is currently under extended statute. The Company believes its allowances for income tax contingencies are adequate. Based on the information currently available, the Company does not anticipate a material (or significant) increase or decrease to its tax contingencies within the next 12 months.

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

Recurring Fair Value Measurements.  The following table summarizes the fair value hierarchy of the Company’s financial assets carried at fair value on a recurring basis as of June 30, 2017:

		Fair Value Measurements at June 30, 2017 Using
	Total Carrying			Significant
	Value at	Quoted prices in	Significant other	unobservable
	June 30,	active market	observable inputs	inputs
(In millions)	2017 (1)	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Money market mutual funds	$0.3	$0.3	$—	$—
Equity securities, available-for-sale:
Mutual fund large U.S. equity	2.5	2.5	—	—
Mutual fund small/mid U.S. equity	3.5	3.5	—	—
Mutual fund international	1.2	1.2	—	—
Mutual fund balanced	0.6	0.6	—	—
Mutual fund fixed income	1.4	1.4	—	—
Total assets at fair value	$9.5	$9.5	$—	$—

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

Nonrecurring Fair Value Measurements.  The following table summarizes the fair value hierarchy of the Company’s assets that were measured at fair value on a nonrecurring basis:

		Fair Value Measurements at June 30, 2017 Using
	Total Carrying		Significant other	Significant
	Value at	Quoted prices in	observable	unobservable
	June 30,	active market	inputs	inputs
(In millions)	2017	(Level 1)	(Level 2)	(Level 3)
Assets held for sale:
Equity interest in NCMI	$0.6	$0.6	$—	$—
Equity interest in NCM LLC	109.9	109.9	—	—
Other long-term assets:
Equity interest in NCMI	0.9	0.9	—	—
Equity interest in NCM LLC	172.1	172.1	—	—

Equity interests in NCMI and NCM LLC were considered impaired and were written down to their fair value during the three and six months ended June 30, 2017 of $202.6 million and $204.5 million, respectively.

On June 30, 2017, the Company reviewed the fair value of its equity interests in NCMI common shares and NCM LLC common units, which are recorded in the Consolidated Balance Sheets in assets held for sale and other long-term assets. The Company’s equity interests in common shares and common units had been in an unrealized loss position for approximately three months at June 30, 2017. The Company reviewed the unrealized loss for a possible impairment and determined that the loss as of June 30, 2017 was other-than-temporary. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment. On June 30, 2017, the Company recognized an other-than-temporary impairment loss of $202.6 million within equity in (earnings) loss of non-consolidated entities, as the Company determined the decline in fair value below carrying value to be other than temporary at June 30, 2017. Consideration was given to financial condition and near-term prospects of the issuer and ability to retain the equity interests in the issuers for a period of time sufficient to allow for any anticipated recovery in market value.

Other Fair Value Measurement Disclosures.  The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at June 30, 2017 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$15.2	$—	$14.1	$1.4
Corporate borrowings	4,249.1	—	4,476.9	2.8

Valuation Technique.  Quoted market prices and observable market based inputs were used to estimate fair value for Level 2 inputs. The Level 3 fair value measurement represents the transaction price of the corporate borrowings under market conditions.

NOTE 8—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

A rollforward of reserves for theatre and other closure and disposition of assets is as follows:

	Six Months Ended
(In millions)	June 30, 2017	June 30, 2016
Beginning balance	$34.6	$43.0
Theatre and other closure expense	1.7	2.6
Transfer of assets and liabilities	0.8	—
Foreign currency translation adjustment	0.6	(0.5)
Cash payments	(6.0)	(6.3)
Ending balance	$31.7	$38.8

In the accompanying Consolidated Balance Sheets, as of June 30, 2017, the current portion of the ending balance totaling $8.9 million is included with accrued expenses and other liabilities and the long-term portion of the ending balance totaling $22.8 million is included with other long-term liabilities. Theatre and other closure reserves for leases that have not been terminated were recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

During the three months ended June 30, 2017 and the three months ended June 30, 2016, the Company recognized theatre and other closure expense of $0.8 million and $1.1  million, respectively, and during the six months ended June 30, 2017 and June 30, 2016, the Company recognized theatre and other closure expense of $1.7 million and $2.6 million, respectively. Theatre and other closure expense included the accretion on previously closed properties with remaining lease obligations.

NOTE 9—ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the change in accumulated other comprehensive income by component:

			Unrealized Net	Unrealized Net
		Pension and	Gain from	Gain from Equity
	Foreign	Other	Marketable	Method Investees’
(In millions)	Currency	Benefits (1)	Securities	Cash Flow Hedge	Total
Balance, December 31, 2016	$(1.8)	$(3.6)	$0.3	$2.6	$(2.5)
Other comprehensive income (loss) before reclassifications	74.9	—	0.3	(0.1)	75.1
Amounts reclassified from accumulated other comprehensive income	—	(0.5)	(0.1)	0.1	(0.5)
Other comprehensive income (loss)	74.9	(0.5)	0.2	—	74.6
Balance, June 30, 2017	$73.1	$(4.1)	$0.5	$2.6	$72.1

			Unrealized Net	Unrealized Net
		Pension and	Gain from	Gain from Equity
	Foreign	Other	Marketable	Method Investees’
(In millions)	Currency	Benefits (1)	Securities	Cash Flow Hedge	Total
Balance, December 31, 2015	$2.1	$(3.3)	$1.5	$2.5	$2.8
Other comprehensive income (loss) before reclassifications	0.6	—	0.4	(0.6)	0.4
Amounts reclassified from accumulated other comprehensive income	—	—	(1.8)	0.2	(1.6)
Other comprehensive income (loss)	0.6	—	(1.4)	(0.4)	(1.2)
Balance, June 30, 2016	$2.7	$(3.3)	$0.1	$2.1	$1.6

The tax effects allocated to each component of other comprehensive income (loss) during the three months ended June 30, 2017 and June 30, 2016 is as follows:

	Three Months Ended
	June 30, 2017			June 30, 2016
		Tax			Tax
	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax
(In millions)	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized foreign currency translation adjustment	$84.0	$(6.9)	$77.1	$1.1	$(0.4)	$0.7
Pension and other benefit adjustments:
Amortization of net (gain) loss reclassified into general and administrative: other	(0.6)	—	(0.6)	—	—	—
Marketable securities:
Unrealized net holding gain (loss) arising during the period	0.2	(0.1)	0.1	0.1	—	0.1
Realized net gain reclassified into investment expense (income)	(0.1)	—	(0.1)	—	—	—
Equity method investees' cash flow hedge:
Unrealized net holding loss arising during the period	(0.1)	—	(0.1)	(0.3)	0.1	(0.2)
Realized net loss reclassified into equity in earnings of non-consolidated entities	0.1	—	0.1	0.2	(0.1)	0.1
Other comprehensive income (loss)	$83.5	$(7.0)	$76.5	$1.1	$(0.4)	$0.7

The tax effects allocated to each component of other comprehensive income (loss) during the six months ended June 30, 2017 and June 30, 2016 is as follows:

	Six Months Ended
	June 30, 2017			June 30, 2016
		Tax			Tax
	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax
(In millions)	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized foreign currency translation adjustment (1)	$81.4	$(6.5)	$74.9	$1.0	$(0.4)	$0.6
Pension and other benefit adjustments:
Amortization of net (gain) loss reclassified into general and administrative: other	(0.5)	—	(0.5)	—	—	—
Marketable securities:
Unrealized net holding gain (loss) arising during the period	0.5	(0.2)	0.3	0.7	(0.3)	0.4
Realized net gain reclassified into investment expense (income)	(0.1)	—	(0.1)	(2.9)	1.1	(1.8)
Equity method investees' cash flow hedge:
Unrealized net holding gain (loss) arising during the period	(0.1)	—	(0.1)	(1.0)	0.4	(0.6)
Realized net loss reclassified into equity in earnings of non-consolidated entities	0.1	—	0.1	0.3	(0.1)	0.2
Other comprehensive income (loss)	$81.3	$(6.7)	$74.6	$(1.9)	$0.7	$(1.2)

(1)	Deferred tax impacts of foreign currency translation for the Odeon and Nordic international operations have not been recorded due to the Company’s intent to remain permanently invested.

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

Below is a breakdown of select financial information by reportable operating segment:

	Three Months Ended		Six Months Ended
Revenues (In millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
U.S. markets	$907.4	$762.5	$1,899.6	$1,526.7
International markets	294.9	1.5	584.1	3.3
Total revenues	$1,202.3	$764.0	$2,483.7	$1,530.0

	Three Months Ended		Six Months Ended
Adjusted EBITDA (1) (In millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
U.S. markets (2)	$115.0	$129.8	$312.9	$276.2
International markets	20.8	(0.2)	74.0	(0.1)
Total Adjusted EBITDA	$135.8	$129.6	$386.9	$276.1

(1)

The Company presents Adjusted EBITDA as a supplemental measure of its performance. The Company defines Adjusted EBITDA as net earnings (loss) plus (i) income tax provision (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance and to include attributable EBITDA from equity investments in theatre operations in international markets and any cash distributions of earnings from its other equity method investees. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, which is consistent with how Adjusted EBITDA is defined in our debt indentures.

(2)	Distributions from NCM are reported entirely within the U.S. markets segment.

	Three Months Ended		Six Months Ended
Capital Expenditures (In millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
U.S. markets	$139.4	$82.6	$289.7	$140.3
International markets	17.3	—	28.3	—
Total capital expenditures	$156.7	$82.6	$318.0	$140.3

Financial Information About Geographic Area:

	Three Months Ended		Six Months Ended
Revenues (In millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
United States	$907.4	$762.5	$1,899.6	$1,526.7
United Kingdom	109.4	1.5	241.0	3.3
Sweden	37.0	—	38.5	—
Italy	35.1	—	94.1	—
Spain	39.2	—	85.2	—
Germany	28.0	—	60.4	—
Finland	19.2	—	19.9	—
Other foreign countries	27.0	—	45.0	—
Total	$1,202.3	$764.0	$2,483.7	$1,530.0

	As of	As of
Long-term assets, net (In millions)	June 30, 2017	December 31, 2016
United States	$6,254.2	$6,156.9
International	2,935.2	1,801.3
Total long-term assets (1)	$9,189.4	$7,958.2

(1)	Long-term assets are comprised of property, intangible assets, goodwill, deferred income tax assets and other long-term assets.

The following table sets forth a reconciliation of net earnings to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net earnings (loss)	$(176.5)	$24.0	$(168.1)	$52.3
Plus:
Income tax provision (benefit)	(109.6)	16.4	(118.8)	34.5
Interest expense	69.9	27.0	132.0	54.1
Depreciation and amortization	133.3	62.3	258.6	122.7
Certain operating expenses (1)	3.5	3.8	8.8	7.2
Equity in (earnings) losses of non-consolidated entities (2)	195.0	(11.9)	197.3	(16.1)
Cash distributions from non-consolidated entities (3)	2.2	0.6	26.6	18.3
Attributable EBITDA (4)	1.0	—	1.0	—
Investment (income) expense	0.6	0.2	(5.0)	(9.8)
Other expense (income) (5)	1.0	(0.1)	(1.2)	(0.1)

General and administrative expense—unallocated:
Merger, acquisition and transaction costs (6)	11.5	5.6	51.7	10.2
Stock-based compensation expense (7)	3.9	1.7	4.0	2.8
Adjusted EBITDA	$135.8	$129.6	$386.9	$276.1

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

(2)

Equity in (earnings) losses of non-consolidated entities includes an other-than-temporary impairment of the Company’s investment in NCM of $202.6 million and $204.5 million for the three months and six months ended June 30, 2017. The other-than-temporary impairment charge reflects recording our units and shares at the publicly quoted per share price on June 30, 2017 of $7.42 based on the Company’s determination that the decline in the price per share during the quarter was other than temporary.

(3)

Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. The Company believes including cash distributions is an appropriate reflection of the contribution of these investments to its operations.

(4)

Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain international markets. See below for a reconciliation of the Company’s equity earnings of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where the Company holds a significant market share, the Company believes attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. The Company also provide services to these theatre operators including information technology systems, certain on-screen advertising services and our gift card and package ticket program. As these investments relate only to our Nordic acquisition, this represents the first time the Company has made this adjustment and does not impact prior historical presentations of Adjusted EBITDA.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Equity in loss of non-consolidated entities	$195.0	$—	$197.3	$—
Less:
Equity in loss of non-consolidated entities excluding international theatre JV's	195.3	—	197.6	—
Equity in earnings of International theatre JV's	0.3	—	0.3	—
Depreciation and amortization	0.7	—	0.7	—
Attributable EBITDA	$1.0	$—	$1.0	$—

(5)

Other income for the six months ended June 30, 2017 includes a $2.7 million foreign currency transaction gain, partially offset by $1.0 million in fees relating to third party fees expensed related to the Third Amendment to the Company’s Senior Secured Credit Agreement, and a $0.4 million loss on the redemption of the Bridge Loan Facility. Other expense for the three months ended June 30, 2017 includes $1.0 million in fees relating to third party fees expensed related to the Third Amendment  to the Company’s Senior Secured Credit Agreement.

(6)	Merger, acquisition and transition costs are excluded as they are non-operating in nature.

(7)	Non-cash or non-recurring expense included in general and administrative: other.

NOTE 11—EMPLOYEE BENEFIT PLANS

In the U.S., the Company sponsors frozen non-contributory qualified and non-qualified defined benefit pension plans generally covering all employees who, prior to the freeze, were age 21 or older and had completed at least 1,000 hours of service in their first twelve months of employment, or in a calendar year ending thereafter, and who were not covered by a collective bargaining agreement. The Company also offered eligible retirees the opportunity to participate in a health plan. Certain employees were eligible for subsidized postretirement medical benefits. The eligibility for these benefits was based upon a participant’s age and service as of January 1, 2009. The Company also sponsors a postretirement deferred compensation plan.

Net periodic benefit cost (credit) recognized for the plans in general and administrative: other during the three months ended June 30, 2017 and June 30, 2016 consists of the following:

	U.S. Pension Benefits		International Pension Benefits
(In millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Components of net periodic benefit cost:
Service cost	$—	$—	$0.1	$—
Interest cost	1.0	1.1	0.7	—
Expected return on plan assets	(0.8)	(0.9)	(0.8)	—
Net periodic benefit cost (credit)	$0.2	$0.2	$—	$—

Net periodic benefit cost (credit) recognized for the plans in general and administrative: other during the six months ended June 30, 2017 and June 30, 2016 consists of the following:

	U.S. Pension Benefits		International Pension Benefits
(In millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Components of net periodic benefit cost:
Service cost	$—	$—	$0.1	$—
Interest cost	2.1	2.2	1.3	—
Expected return on plan assets	(1.6)	(1.8)	(1.6)	—
Net periodic benefit cost (credit)	$0.5	$0.4	$(0.2)	$—

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

The Company expects that this standard will have a material effect on its consolidated financial statements. While the Company is continuing to assess the effect of adoption, the Company currently believes the most significant changes relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for theatres subject to operating leases; (2) the derecognition of existing assets and liabilities for certain sale-leaseback transactions (including those arising from build-to-suit lease arrangements for which construction is complete and the Company is leasing the constructed asset) that currently do not qualify for sale accounting; and (3) the derecognition of existing assets and liabilities for certain assets under construction in build-to-suit lease arrangements that the Company will lease when construction is complete. The Company does not expect a significant change in our leasing activity between now and adoption. The Company expects to elect all of the standard’s available practical expedients on adoption. However, the Company has not quantified the effects of these expected changes from the new standard.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from the contracts with customers. On July 9, 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. The new standard is effective for the Company on January 1, 2018. The standard permits the use of either a retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements including the Company’s Exhibitor’s Services Agreement with NCM, its customer frequency program, gift card and exchange ticket income and other ancillary or contractual revenues. The Company believes its Exhibitor’s Services Agreement with NCM includes a significant financing component and expects that as a result advertising revenues will increase significantly with a similar offsetting increase in interest expense. The Company has selected the cumulative effect transition method, and expects to adopt in the first quarter of 2018.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating this new guidance to determine the impact it will have on its consolidated financial statements.

NOTE 14—EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Diluted earnings per share includes the effects of unvested RSU’s with a service condition only and unvested contingently issuable RSUs and PSUs that have service and performance conditions, if dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Six Months Ended
(In millions, except per share data)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Numerator:
Net earnings (loss) from continuing operations	$(176.5)	$24.0	$(168.1)	$52.3
Denominator (shares in thousands):
Weighted average shares for basic earnings per common share	131,166	98,194	126,290	98,197
Common equivalent shares for RSUs and PSUs	—	110	—	40
Shares for diluted earnings per common share	131,166	98,304	126,290	98,237
Basic earnings (loss) per common share	$(1.35)	$0.24	$(1.33)	$0.53
Diluted earnings (loss) per common share	$(1.35)	$0.24	$(1.33)	$0.53

Vested RSUs and PSU’s have dividend rights identical to the Company’s Class A and Class B common stock and are treated as outstanding shares for purposes of computing basic and diluted earnings per share. Certain unvested RSUs and unvested PSUs are subject to performance conditions and are included in diluted earnings per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the Company’s 2013 Equity Incentive Plan (“Plan”) if the end of the reporting period were the end of the contingency period. During the three and six months ended June 30, 2017, unvested PSU’s and Transition PSU’s of 194,731 at the minimum performance target were not included in the computation of diluted loss per share since the shares would not be issuable under the terms of the Plan, if the end of the reporting period were the end of the contingency period and they would also be anti-dilutive. During the three and six months ended June 30, 2017, unvested RSU’s and RSU’s Section 162 (m) of 338,629 were not included in the computation of diluted loss per share because they would be anti-dilutive.

NOTE 15—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, Financial statements of guarantors and issuers of guaranteed securities registered or being registered. Each of the subsidiary guarantors are 100% owned by Holdings. The subsidiary guarantees of the

Company’s Notes due 2022, the Sterling Notes due 2024, the Notes due 2025, the Notes due 2026, and the Notes due 2027 are full and unconditional and joint and several and subject to customary release provisions. The Company and its subsidiary guarantors’ investments in its consolidated subsidiaries are presented under the equity method of accounting.

Consolidating Statement of Operations

Three Months Ended June 30, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$462.2	$299.2	$—	$761.4
Food and beverage	—	235.4	138.7	—	374.1
Other theatre	—	40.0	26.8	—	66.8
Total revenues	—	737.6	464.7	—	1,202.3
Operating costs and expenses
Film exhibition costs	—	243.4	136.4	—	379.8
Food and beverage costs	—	33.4	28.7	—	62.1
Operating expense	—	216.1	173.1	—	389.2
Rent	—	124.5	75.3	—	199.8
General and administrative:
Merger, acquisition and transaction costs	—	10.4	1.1	—	11.5
Other	0.9	27.2	18.1	—	46.2
Depreciation and amortization	—	73.7	59.6	—	133.3
Operating costs and expenses	0.9	728.7	492.3	—	1,221.9
Operating income (loss)	(0.9)	8.9	(27.6)	—	(19.6)
Other expense (income):
Equity in net (earnings) loss of subsidiaries	172.4	35.5	—	(207.9)	—
Other income	—	1.0	—	—	1.0
Interest expense:
Corporate borrowings	59.1	61.1	0.5	(61.1)	59.6
Capital and financing lease obligations	—	2.0	8.3	—	10.3
Equity in earnings of non-consolidated entities	—	195.4	(0.4)	—	195.0
Investment income	(55.9)	(4.9)	0.3	61.1	0.6
Total other expense (income)	175.6	290.1	8.7	(207.9)	266.5
Earnings (loss) before income taxes	(176.5)	(281.2)	(36.3)	207.9	(286.1)
Income tax provision (benefit)	—	(108.8)	(0.8)	—	(109.6)
Net earnings (loss)	$(176.5)	$(172.4)	$(35.5)	$207.9	$(176.5)

Consolidating Statement of Operations

Three Months Ended June 30, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$480.3	$0.9	$—	$481.2
Food and beverage	—	243.1	0.5	—	243.6
Other theatre	—	39.1	0.1	—	39.2
Total revenues	—	762.5	1.5	—	764.0
Operating costs and expenses
Film exhibition costs	—	262.5	0.5	—	263.0
Food and beverage costs	—	34.0	0.1	—	34.1
Operating expense	—	199.2	0.8	—	200.0
Rent	—	122.4	0.4	—	122.8
General and administrative:
Merger, acquisition and transaction costs	—	5.6	—	—	5.6
Other	—	20.6	—	—	20.6
Depreciation and amortization	—	62.3	—	—	62.3
Operating costs and expenses	—	706.6	1.8	—	708.4
Operating income (loss)	—	55.9	(0.3)	—	55.6
Other expense (income):
Equity in net (earnings) loss of subsidiaries	(22.0)	—	—	22.0	—
Other expense (income)	—	(0.1)	—	—	(0.1)
Interest expense:
Corporate borrowings	24.9	27.2	—	(27.2)	24.9
Capital and financing lease obligations	—	2.1	—	—	2.1
Equity in earnings of non-consolidated entities	—	(11.9)	—	—	(11.9)
Investment income	(26.9)	0.2	(0.3)	27.2	0.2
Total other expense (income)	(24.0)	17.5	(0.3)	22.0	15.2
Earnings (loss) before income taxes	24.0	38.4	—	(22.0)	40.4
Income tax provision	—	16.4	—	—	16.4
Net earnings (loss)	$24.0	$22.0	$—	$(22.0)	$24.0

Consolidating Statement of Operations

Six Months Ended June 30, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$964.1	$614.8	$—	$1,578.9
Food and beverage	—	485.3	286.4	—	771.7
Other theatre	—	82.1	51.0	—	133.1
Total revenues	—	1,531.5	952.2	—	2,483.7
Operating costs and expenses
Film exhibition costs	—	517.3	282.1	—	799.4
Food and beverage costs	—	67.0	54.9	—	121.9
Operating expense	—	436.2	309.4	—	745.6
Rent	—	247.9	142.3	—	390.2
General and administrative:
Merger, acquisition and transaction costs	—	50.6	1.1	—	51.7
Other	1.5	49.3	29.8	—	80.6
Depreciation and amortization	—	146.4	112.2	—	258.6
Operating costs and expenses	1.5	1,514.7	931.8	—	2,448.0
Operating income (loss)	(1.5)	16.8	20.4	—	35.7
Other expense (income):
Equity in net (earnings) loss of subsidiaries	161.0	(1.9)	—	(159.1)	—
Other expense (income)	—	(1.7)	—	—	(1.7)
Interest expense:
Corporate borrowings	109.8	109.4	1.1	(109.4)	110.9
Capital and financing lease obligations	—	4.0	17.1	—	21.1
Equity in earnings of non-consolidated entities	—	197.4	(0.1)	—	197.3
Investment income	(104.2)	(10.3)	0.1	109.4	(5.0)
Total other expense (income)	166.6	296.9	18.2	(159.1)	322.6
Earnings (loss) before income taxes	(168.1)	(280.1)	2.2	159.1	(286.9)
Income tax provision	—	(119.1)	0.3	—	(118.8)
Net earnings (loss)	$(168.1)	$(161.0)	$1.9	$159.1	$(168.1)

Consolidating Statement of Operations

Six Months Ended June 30, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$961.7	$2.1	$—	$963.8
Food and beverage	—	486.8	0.9	—	487.7
Other theatre	—	78.2	0.3	—	78.5
Total revenues	—	1,526.7	3.3	—	1,530.0
Operating costs and expenses
Film exhibition costs	—	524.3	1.0	—	525.3
Food and beverage costs	—	67.9	0.2	—	68.1
Operating expense	—	400.6	1.7	—	402.3
Rent	—	246.4	1.0	—	247.4
General and administrative:
Merger, acquisition and transaction costs	—	10.2	—	—	10.2
Other	—	39.1	—	—	39.1
Depreciation and amortization	—	122.7	—	—	122.7
Operating costs and expenses	—	1,411.2	3.9	—	1,415.1
Operating income (loss)	—	115.5	(0.6)	—	114.9
Other expense (income):
Equity in net (earnings) loss of subsidiaries	(48.2)	0.2	—	48.0	—
Other expense (income)	—	(0.1)	—	—	(0.1)
Interest expense:
Corporate borrowings	49.7	59.2	—	(59.1)	49.8
Capital and financing lease obligations	—	4.3	—	—	4.3
Equity in earnings of non-consolidated entities	—	(16.1)	—	—	(16.1)
Investment income	(53.8)	(14.7)	(0.4)	59.1	(9.8)
Total other expense (income)	(52.3)	32.8	(0.4)	48.0	28.1
Earnings (loss) before income taxes	52.3	82.7	(0.2)	(48.0)	86.8
Income tax provision (benefit)	—	34.5	—	—	34.5
Net earnings (loss)	$52.3	$48.2	$(0.2)	$(48.0)	$52.3

Consolidating Statement of Comprehensive Loss

Three Months Ended June 30, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$(176.5)	$(172.4)	$(35.5)	$207.9	$(176.5)
Equity in other comprehensive income (loss) of subsidiaries	76.5	76.6	—	(153.1)	—
Unrealized foreign currency translation adjustment, net of tax	—	—	77.1	—	77.1
Pension and other benefit adjustments:					—
Amortization of net loss reclassified into general and administrative: others, net of tax	—	(0.1)	(0.5)	—	(0.6)
Marketable securities:
Unrealized holding gain arising during the period, net of tax	—	0.1	—	—	0.1
Realized net gain reclassified to net investment income, net of tax	—	(0.1)	—	—	(0.1)
Equity method investees’ cash flow hedge:
Unrealized net holding loss arising during the period, net of tax	—	(0.1)	—	—	(0.1)
Realized net holding loss reclassified to equity in earnings of non-consolidated entities, net of tax	—	0.1	—	—	0.1
Other comprehensive income (loss)	76.5	76.5	76.6	(153.1)	76.5
Total comprehensive income (loss)	$(100.0)	$(95.9)	$41.1	$54.8	$(100.0)

Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$24.0	$22.0	$—	$(22.0)	$24.0
Equity in other comprehensive income (loss) of subsidiaries	0.7	0.7	—	(1.4)	—
Unrealized foreign currency translation adjustment, net of tax	—	—	0.7	—	0.7
Marketable securities:
Unrealized holding gain arising during the period, net of tax	—	0.1	—	—	0.1
Realized net gain reclassified to net investment income, net of tax	—	—	—	—	—
Equity method investees’ cash flow hedge:
Unrealized net holding loss arising during the period, net of tax	—	(0.2)	—	—	(0.2)
Realized net holding loss reclassified to equity in earnings of non-consolidated entities, net of tax	—	0.1	—	—	0.1
Other comprehensive income (loss)	0.7	0.7	0.7	(1.4)	0.7
Total comprehensive income (loss)	$24.7	$22.7	$0.7	$(23.4)	$24.7

Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$(168.1)	$(161.0)	$1.9	$159.1	$(168.1)
Equity in other comprehensive income (loss) of subsidiaries	74.6	74.4	—	(149.0)	—
Unrealized foreign currency translation adjustment, net of tax	—		74.9	—	74.9
Pension and other benefit adjustments:
Amortization of net loss (gain) reclassified into general and administrative: other, net of tax	—	—	(0.5)	—	(0.5)
Marketable securities:
Unrealized holding gain arising during the period, net of tax	—	0.3	—	—	0.3
Realized net gain reclassified into investment income, net of tax	—	(0.1)	—	—	(0.1)
Equity method investees’ cash flow hedge:
Unrealized net holding loss arising during the period, net of tax	—	(0.1)	—	—	(0.1)
Realized net loss reclassified into equity in earnings of non-consolidated entities, net of tax	—	0.1	—	—	0.1
Other comprehensive income (loss)	74.6	74.6	74.4	(149.0)	74.6
Total comprehensive income (loss)	$(93.5)	$(86.4)	$76.3	$10.1	$(93.5)

Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$52.3	$48.2	$(0.2)	$(48.0)	$52.3
Equity in other comprehensive income (loss) of subsidiaries	(1.2)	0.9	—	0.3	—
Unrealized foreign currency translation adjustment, net of tax	—	(0.3)	0.9	—	0.6
Marketable securities:
Unrealized holding gain arising during the period, net of tax	—	0.4	—	—	0.4
Realized net gain reclassified into net investment income, net of tax	—	(1.8)	—	—	(1.8)
Equity method investees’ cash flow hedge:
Unrealized net holding loss arising during the period, net of tax	—	(0.6)	—	—	(0.6)
Realized net holding loss reclassified to equity in earnings of non-consolidated entities, net of tax	—	0.2	—	—	0.2
Other comprehensive income (loss)	(1.2)	(1.2)	0.9	0.3	(1.2)
Total comprehensive income (loss)	$51.1	$47.0	$0.7	$(47.7)	$51.1

Consolidating Balance Sheet

As of June 30, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and equivalents	$0.9	$39.7	$87.2	$—	$127.8
Restricted cash	—	—	6.5	—	6.5
Receivables, net	—	92.4	61.4	—	153.8
Assets held for sale	—	110.5	—	—	110.5
Other current assets	0.4	104.0	119.3	—	223.7
Total current assets	1.3	346.6	274.4	—	622.3
Investment in equity of subsidiaries	2,773.3	1,429.5	—	(4,202.8)	—
Property, net	—	1,677.7	1,576.3	—	3,254.0
Intangible assets, net	—	223.6	165.8	—	389.4
Intercompany advances	3,984.6	(2,020.3)	(1,964.3)	—	—
Goodwill	(2.1)	2,422.1	2,412.2	—	4,832.2
Deferred tax asset	—	199.9	4.8	—	204.7
Other long-term assets	6.7	378.3	124.1	—	509.1
Total assets	$6,763.8	$4,657.4	$2,593.3	$(4,202.8)	$9,811.7
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$345.7	$132.1	$—	$477.8
Accrued expenses and other liabilities	26.2	143.9	119.7	—	289.8
Deferred revenues and income	—	201.1	91.7	—	292.8
Current maturities of corporate borrowings and capital and financing lease obligations	13.8	11.3	61.1	—	86.2
Total current liabilities	40.0	702.0	404.6	—	1,146.6
Corporate borrowings	4,246.3	2.8	—	—	4,249.1
Capital and financing lease obligations	—	78.7	520.4	—	599.1
Exhibitor services agreement	—	545.9	—	—	545.9
Deferred tax liability	—	—	46.9	—	46.9
Other long-term liabilities	—	554.7	191.9	—	746.6
Total liabilities	4,286.3	1,884.1	1,163.8	—	7,334.2
Temporary equity	0.8	—	—	—	0.8
Stockholders’ equity	2,476.7	2,773.3	1,429.5	(4,202.8)	2,476.7
Total liabilities and stockholders’ equity	$6,763.8	$4,657.4	$2,593.3	$(4,202.8)	$9,811.7

Consolidating Balance Sheet

As of December 31, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and equivalents	$3.0	$94.7	$109.4	$—	$207.1
Receivables, net	0.2	165.8	47.6	—	213.6
Assets held for sale	—	56.3	14.1	—	70.4
Other current assets	1.8	95.6	95.1	—	192.5
Total current assets	5.0	412.4	266.2	—	683.6
Investment in equity of subsidiaries	2,330.7	709.7	—	(3,040.4)	—
Property, net	—	1,585.6	1,450.3	—	3,035.9
Intangible assets, net	—	228.3	136.8	—	365.1
Intercompany advances	3,443.8	(1,781.3)	(1,662.5)	—	—
Goodwill	(2.1)	2,422.1	1,513.0	—	3,933.0
Deferred tax asset	—	87.5	2.9	—	90.4
Other long-term assets	7.7	475.9	50.2	—	533.8
Total assets	$5,785.1	$4,140.2	$1,756.9	$(3,040.4)	$8,641.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$381.0	$120.8	$—	$501.8
Accrued expenses and other liabilities	17.6	197.6	113.8	—	329.0
Deferred revenues and income	—	232.3	44.9	—	277.2
Current maturities of corporate borrowings and capital and financing lease obligations	13.8	10.8	56.6	—	81.2
Total current liabilities	31.4	821.7	336.1	—	1,189.2
Corporate borrowings	3,743.0	2.8	—	—	3,745.8
Capital and financing lease obligations	—	83.8	525.5	—	609.3
Exhibitor services agreement	—	359.3	—	—	359.3
Deferred tax liability	—	—	21.0	—	21.0
Other long-term liabilities	—	541.9	164.6	—	706.5
Total liabilities	3,774.4	1,809.5	1,047.2	—	6,631.1
Temporary equity	1.1	—	—	—	1.1
Stockholders’ equity	2,009.6	2,330.7	709.7	(3,040.4)	2,009.6
Total liabilities and stockholders’ equity	$5,785.1	$4,140.2	$1,756.9	$(3,040.4)	$8,641.8

Consolidating Statement of Cash Flows

Six Months Ended June 30, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by operating activities	$7.9	$24.6	$77.3	$—	$109.8
Cash flows from investing activities:
Capital expenditures	—	(217.0)	(101.0)	—	(318.0)
Acquisition of Nordic, net of cash acquired	—	(654.9)	70.5		(584.4)
Acquisition of Carmike, net of cash acquired	—	—	0.1		0.1
Proceeds from disposition of long-term assets	—	9.0	13.4	—	22.4
Investments in non-consolidated entities, net	—	(0.9)	1.6	—	0.7
Other, net	—	(2.0)	(0.8)	—	(2.8)
Net cash used in investing activities	—	(865.8)	(16.2)	—	(882.0)
Cash flows from financing activities:
Proceeds from issuance of Senior Subordinated Sterling Notes due 2024	327.8	—	—	—	327.8
Proceeds from issuance of Senior Subordinated Notes due 2027	475.0	—	—	—	475.0
Payment of Nordic SEK Term Loan	(144.4)	—	—	—	(144.4)
Payment of Nordic EUR Term Loan	(169.5)	—	—	—	(169.5)
Net proceeds from additional public offering	616.8	—	—	—	616.8
Net borrowings under Revolving Credit Facility	50.0	—	—	—	50.0
Principal payment of Bridge Loan due 2017	(350.0)	—	—	—	(350.0)
Principal payments under Term Loan	(5.7)	—	—	—	(5.7)
Principal payments under capital and financing lease obligations	—	(4.6)	(32.2)	—	(36.8)
Cash used to pay deferred financing costs	(29.5)	—	—	—	(29.5)
Cash used to pay dividends	(52.5)	—	—	—	(52.5)
Change in intercompany advances	(759.7)	818.6	(58.9)	—	—
Net cash provided by (used in) financing activities	(41.7)	814.0	(91.1)	—	681.2
Effect of exchange rate changes on cash and equivalents	31.7	(27.8)	7.8	—	11.7
Net increase (decrease) in cash and equivalents	(2.1)	(55.0)	(22.2)	—	(79.3)
Cash and equivalents at beginning of period	3.0	94.7	109.4	—	207.1
Cash and equivalents at end of period	$0.9	$39.7	$87.2	$—	$127.8

Consolidating Statement of Cash Flows

Six Months Ended June 30, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by operating activities	$7.4	$127.9	$(1.3)	$—	$134.0
Cash flows from investing activities:
Capital expenditures	—	(140.3)	—	—	(140.3)
Acquisition of Starplex Cinemas, net of cash acquired	—	0.4	—	—	0.4
Proceeds from disposition of long-term assets	—	18.9	—	—	18.9
Investments in non-consolidated entities, net	—	(6.8)	—	—	(6.8)
Other, net	—	(0.2)	—	—	(0.2)
Net cash used in investing activities	—	(128.0)	—	—	(128.0)
Cash flows from financing activities:
Net borrowings under Revolving Credit Facility	(75.0)	—	—	—	(75.0)
Principal payments under Term Loan	(4.4)	—	—	—	(4.4)
Principal payments under capital and financing lease obligations	—	(4.2)	—	—	(4.2)
Deferred financing costs	(0.8)	—	—	—	(0.8)
Change in intercompany advances	112.2	(113.8)	1.6	—	—
Cash used to pay dividends	(39.4)	—	—	—	(39.4)
Net cash used in financing activities	(7.4)	(118.0)	1.6	—	(123.8)
Effect of exchange rate changes on cash and equivalents	—	—	(0.1)	—	(0.1)
Net decrease in cash and equivalents	—	(118.1)	0.2	—	(117.9)
Cash and equivalents at beginning of period	1.9	167.0	42.3	—	211.2
Cash and equivalents at end of period	$1.9	$48.9	$42.5	$—	$93.3

NOTE 16—SUBSEQUENT EVENT

See Note – 5 Stockholders’ Equity for dividends declared August 3, 2017.

On August 3, 2017, Holdings’ Board of Directors approved a  $100.0 million share repurchase program to repurchase AMC Class A common stock over a two-year period.

Repurchases may be made at management's discretion from time to time through open market transactions including block purchases, through privately negotiated transactions, or otherwise over the next two years in accordance with all applicable securities laws and regulations. The extent to which AMC repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements and other corporate considerations, as determined by AMC’s management team. Repurchases may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares and may be suspended for periods or discontinued at any time. The Company had 55,078,572 shares of Class A common stock outstanding as of July 31, 2017.

On August 4, 2017, the Company and Regal Entertainment Group consummated a transaction for the sale of all the issued and outstanding ownership interests in Open Road Releasing, LLC for total proceeds of $28.8 million of which the Company received $14.4 million in proceeds (less transaction expenses) for its 50% investment. The Company and Open Road have entered into a new marketing agreement with respect to films released by Open Road after the closing date.

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

•our ability to comply with, and the effects of, a settlement we entered into with the United States Department of Justice pursuant to which we agreed to divest theatres, transfer advertising rights of certain theatres, and divest our holdings in NCM;

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

Our theatrical exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs™ customer frequency membership program, rental of theatre auditoriums, income from gift card and exchange ticket sales, on-line ticketing fees and arcade games located in theatre lobbies. As of June 30, 2017, we owned, operated or had interests in 1,009 theatres and 11,083 screens.

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

Fathom Events (‘‘Fathom’’) is a joint venture with several major exhibitors and is the recognized leader in the alternative entertainment industry, offering a variety of one-of-a-kind entertainment events in movie theaters nationwide that include live, high-definition performances of the Metropolitan Opera, the performing arts, major sporting events, music concerts, comedy series, Broadway shows, original programming featuring entertainment’s biggest stars, socially relevant documentaries with audience Q&A and much more. We are working with Fathom to further broaden our programming options to appeal to even wider audiences.

AMC Movie Screens

During the six months ended June 30, 2017, we opened 5 new theatres with a total of 42 screens, acquired 124 theatres with 705 screens, which includes the acquisition of Nordic, permanently closed 236 screens including theatre divestitures required as a condition of our acquisition of Carmike, temporarily closed 316 screens and reopened 330 screens to implement our strategy and install consumer experience upgrades. On March 28, 2017, we completed the acquisition of Nordic. As of June 30, 2017, Nordic operated or held a partial interest in 122 theatres with 683  screens (including 51 joint venture theatres with 216 screens) in seven European countries, which further complements our International markets segment.

As of June 30, 2017, we had 5,371 3D enabled screens, including 201 IMAX®, and 107 Premium Large Format (“PLF”) screens; approximately 48% of our screens were 3D enabled screens, including IMAX® 3D enabled screens, and approximately 2% of our screens were IMAX® 3D enabled screens. We are the largest IMAX® exhibitor in the United States with 180 screens and a 51% market share and each of our IMAX® local installations is protected by geographic exclusivity. The following table identifies the upgrades to our theatre circuit during the periods indicated:

	Number of	Number of
	Screens As of	Screens As of
Format	June 30, 2017	December 31, 2016
Digital	11,083	10,558
3D enabled	5,371	5,070
IMAX® (3D enabled)	201	196
Dolby CinemaTM at AMC	74	48
Other PLF (3D enabled)	107	82
Dine-in theatres	411	342
Premium seating	2,321	1,984

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

As of June 30, 2017, AMC is the largest IMAX® exhibitor in the U.S. with a 51% market share, and each of our IMAX® local installations is protected by geographic exclusivity. As of June 30, 2017, our IMAX® screen count is 96% greater than our closest competitor. We believe that we have had considerable success with our IMAX® partnership, and in June 2016 we announced an agreement to expand the number of IMAX® screens in our legacy AMC U.S. theatres to 185 by the end of 2019.

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

As of June 30, 2017, we have 74 fully operational Dolby Cinema™ at AMC screens in the U.S. In August 2016 we announced the acceleration of our Dolby Cinema™ at AMC deployment. We expect to have 160 Dolby Cinema™ at AMC screens operational by the end of 2018.

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

Recliner seating is the key feature of theatre renovations. We believe that maximizing comfort and convenience for our customers will be increasingly necessary to maintain and improve our relevance. These renovations, in conjunction with capital contributions from our landlords, involve stripping theatres to their basic structure in order to replace finishes throughout, upgrade the sight and sound experience, install modernized points of sale and, most importantly, replace traditional theatre seats with plush, electric recliners that allow customers to deploy a leg rest and fully recline at the push of a button. The renovation process typically involves losing up to two-thirds of a given auditorium’s seating capacity. For an industry historically focused on quantity, this reduction in seating capacity could be viewed as counter-intuitive and harmful to revenues. However, the quality improvement in the customer experience is driving a 47% increase in attendance at these locations in their first year post renovation. Our customers have responded favorably to the significant personal space gains from ample row depths, ability to recline or stretch their legs, extra-wide pillowed chaise and oversized armrests. The reseated theatres attract more midweek audiences than normal theatres and tend to draw more adults who pay higher ticket prices than teens or young children. We typically do not change ticket prices in the first year after construction, however, in subsequent years we typically increase our ticket prices at our reseated theatres by amounts well in excess of price adjustments for our non-renovated theatres.

As of June 30, 2017, we now feature recliner seating in approximately 232 theatres, including Dine-in-Theatres, totaling approximately 2,321 screens. By the end of 2017, we expect to convert an additional 350 screens to recliner seating.

Rebalancing of the new supply-demand relationship created by recliner seating presents us two further opportunities to improve customer convenience and maximize operating results: open-source internet ticketing and reserved seating.

Open-source internet ticketing makes our AMC seats (over 1.2 million) in all our U.S. theatres and auditoriums for all our showtimes as available as possible, on as many websites as possible. This is a significant departure from the years prior to 2012, when tickets to any one of our theatres were only available on one website. We most recently deployed new technology by partnering with Atom Tickets to allow guests to utilize Atom’s mobile movie ticketing platform to purchase our tickets. Atom’s technology allows movie-goers to check movie reviews and AMC show times, coordinate movie outings among friends while allowing them to pay separately, and pre-pay for food and beverage items. Our tickets are currently on sale over the internet, directly or through mobile apps, at our own website and app and Fandango, Movietickets.com, Flixster and Atom Tickets. We believe increased online access is important because it captures customers’ purchase intent more immediately and directly than if we wait for their arrival at the theatre box office to make a purchase. Carefully monitoring internet pre-sales also lets us adjust capacity in real time, moving movies that are poised to over perform to larger capacity auditoriums or more additional auditoriums, thereby maximizing yield.

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

Coca Cola Freestyle® puts customers in charge with over 140 drink flavor options in a compact footprint. Our operational excellence and history of innovation rewarded us with first-mover advantage on this new technology, which, as of June 30, 2017, was deployed in substantially all of our legacy AMC theatres. We expect to install Coca Cola Freestyle® machines in 100% of AMC’s domestic theatres, including all former Carmike theatres, by the end of 2017, and we have already begun the rollout at the Odeon theatres.

AMC Stubs®

AMC Stubs® is a customer loyalty program for our U.S. markets which allows members to earn rewards, receive discounts and participate in exclusive members-only offerings and services. In July 2016, we completed a national relaunch of our AMC Stubs® loyalty program featuring both a traditional paid tier called AMC Stubs PremiereTM and a new non-paid tier called AMC Stubs InsiderTM. Both programs reward loyal guests for their patronage of AMC Theatres. The AMC Stubs InsiderTM tier rewards guests for simply coming to the movies and benefits include free refills on certain food items, discount ticket offers, a birthday gift and 20 reward points earned for every dollar spent. For a $15 annual membership fee, AMC Stubs PremiereTM members enjoy express service with specially marked shorter lines at the box office and concession stand, free size upgrades on certain food and beverage items, discount ticket offers, a birthday gift, discounted online ticketing fees and 100 points for every dollar spent. Some of the rewards earned are redeemable on future purchases at AMC locations. Once an AMC Stubs PremiereTM or AMC Stubs InsiderTM member accumulates 5,000 points they will earn a $5 virtual reward.

As of June 30, 2017, we had 8,143,000 active member households in the AMC Stubs® program. Our AMC Stubs® members represented approximately 23% of our attendance during 2017 with an average ticket price 5% lower than our non-members and food and beverage expenditures per patron 11% lower than non-members. We believe movie-goers want to be recognized and rewarded for attending our theatres and as a result, our new AMC Stubs® program is designed to strengthen guest loyalty, attract new guests and drive additional return visits. Our much larger database of identified movie-goers also provides us with additional insight into our customers’ movie preferences, and this enables us to have both a larger and a more targeted marketing effort to support our Hollywood studio partners.

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

The following tables reflect AMC Stubs activity during the three months and six months ended June 30, 2017:

			AMC Stubs Revenue for
			Three Months Ended June 30, 2017
	Deferred			Food and		Other Theatre
	Membership	Deferred	Admissions	Beverage	Ticketing	Revenues
(In millions)	Fees	Rewards	Revenues	Revenues	Revenues	(Membership Fees)
Balance, March 31, 2017	$13.0	$25.1
Membership fees received	9.6	—	$—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	6.0	(6.0)	—	—	—
Food and beverage	—	9.6	—	(9.6)	—	—
Rewards redeemed:
Admissions	—	(6.4)	6.4	—	—	—
Food and beverage	—	(9.8)	—	9.8	—	—
Amortization of deferred revenue	(6.1)	—	0.7	1.5	0.7	3.2
For the period ended or balance as of June 30, 2017	$16.5	$24.5	$1.1	$1.7	$0.7	$3.2

			AMC Stubs Revenue for
			Six Months Ended June 30, 2017
	Deferred			Food and		Other Theatre
	Membership	Deferred	Admissions	Beverage	Ticketing	Revenues
(In millions)	Fees	Rewards	Revenues	Revenues	Revenues	(Membership Fees)
Balance, December 31, 2016	$12.5	$23.3
Membership fees received	16.2	—	$—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	12.6	(12.6)	—	—	—
Food and beverage	—	18.7	—	(18.7)	—	—
Rewards redeemed:
Admissions	—	(12.3)	12.3	—	—	—
Food and beverage	—	(17.8)	—	17.8	—	—
Amortization of deferred revenue	(12.2)	—	1.4	2.9	1.5	6.4
For the period ended or balance as of June 30, 2017	$16.5	$24.5	$1.1	$2.0	$1.5	$6.4

The following tables reflect AMC Stubs activity during the three months and six months ended June 30, 2016:

			AMC Stubs Revenue for
			Three Months Ended June 30, 2016
	Deferred			Food and	Other Theatre
	Membership	Deferred	Admissions	Beverage	Revenues
(In millions)	Fees	Rewards	Revenues	Revenues	(Membership Fees)
Balance, March 31, 2016	$11.2	$15.5
Membership fees received	7.7	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	5.8	(5.8)	—	—
Food and beverage	—	7.7	—	(7.7)	—
Rewards redeemed:
Admissions	—	(5.5)	5.5	—	—
Food and beverage	—	(7.2)	—	7.2	—
Amortization of deferred revenue	(6.1)	—	—	—	6.1
For the period ended or balance as of June 30, 2016	$12.8	$16.3	$(0.3)	$(0.5)	$6.1

			AMC Stubs Revenue for
			Six Months Ended June 30, 2016
	Deferred			Food and	Other Theatre
	Membership	Deferred	Admissions	Beverage	Revenues
(In millions)	Fees	Rewards	Revenues	Revenues	(Membership Fees)
Balance, December 31, 2015	$12.1	$17.0
Membership fees received	12.9	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	9.6	(9.6)	—	—
Food and beverage	—	13.1	—	(13.1)	—
Rewards redeemed:
Admissions	—	(9.9)	9.9	—	—
Food and beverage	—	(13.5)	—	13.5	—
Amortization of deferred revenue	(12.2)	—	—	—	12.2
For the period ended or balance as of June 30, 2016	$12.8	$16.3	$0.3	$0.4	$12.2

Significant Events

On August 4, 2017, AMC and Regal Entertainment Group consummated a transaction for the sale of all the issued and outstanding ownership interests in Open Road Releasing, LLC for total proceeds of $28.8 million of which we received $14.4 million in proceeds (less transaction expenses) for our 50% investment. AMC and Open Road have entered into a new marketing agreement with respect to films released by Open Road after the closing date.

Third Amendment to Credit Agreement.  On May 9, 2017, we entered into the Third Amendment to Credit Agreement with Citicorp North America, Inc., as administrative agent and the other lenders party thereto (the Third Amendment”), amending the Credit Agreement dated as of April 30, 2013. The Third Amendment decreased the applicable margin for the term loans outstanding under the Credit Agreement from 1.75% to 1.25%  with respect to base rate borrowings and 2.75% to 2.25% with respect to LIBOR borrowings. We expensed third party fees of $1.0 million in Other expense (income) related to the Third Amendment to the our Senior Secured Credit Agreement.

Fourth Amendment to Credit Agreement.  On June 13, 2017, we entered into the Fourth Amendment to Credit Agreement with Citicorp North America, Inc., as administrative agent and the other lenders party thereto (the “Fourth Amendment”), amending the Credit Agreement dated as of April 30, 2013. The Fourth Amendment increased the revolving loan commitment under the Credit Agreement from $150.0 million to $225.0 million.

Nordic Cinema Group Holding AB.  On March 28, 2017, we completed the acquisition of Nordic for cash. The purchase price for Nordic was SEK 5,756 million ($654.9 million), which includes payment of interest on the equity value and repayment of shareholder loans. As a result of the acquisition, we assumed the indebtedness of Nordic of approximately SEK 1,269 million ($144.4 million) and indebtedness of approximately  €156 million ($169.5 million) as of March 28, 2017, which was refinanced subsequent to the acquisition. We also repaid approximately 13.5 million SEK ($1.6 million) and approximately €1.0 million ($1.1 million) of interest rate swaps related to the indebtedness, which were repaid following the acquisition. All amounts have been converted into US Dollar amounts assuming an SEK/USD exchange rate of 0.11378 and an EUR/USD exchange rate of 1.0865, which were the exchange rates on March 27, 2017. Nordic operated or held a partial interest in 122 theatres with 683 screens in seven European countries: Sweden, Finland, Estonia, Latvia, Lithuania, Norway, and Denmark.

Additional Public Offering.    On February 13, 2017, we completed an additional public offering of 20,330,874 shares of Class A common stock at a price of $31.50 per share ($640.4 million), resulting in net proceeds of $616.8 million after underwriters commission and other professional fees. We used a portion of the net proceeds to repay the aggregate principal amount of the Interim Bridge Loan of $350.0 million and general corporate purposes.

NCM Agreement.  On March 9, 2017, we reached an agreement with NCM to implement the requirements of the final judgment entered in connection with the DOJ approval of the Carmike transaction. Pursuant to the agreement, we received 18,425,423 NCM common units in March 2017 related to annual attendance at the Carmike theatres and 361,892 NCM common units related to the 2016 common unit adjustment. Because the Carmike theatres were subject to a pre-existing agreement with a third party and will not receive advertising services from NCM, we will be obligated to make quarterly payments to NCM reflecting the estimated value of the advertising services at the Carmike theatres as if NCM had provided such services. The quarterly payments will continue until the earlier of (i) the date the theatres are transferred to the NCM network or (ii) expiration of the ESA with NCM. All calculations will be made pursuant to the terms of the existing ESA and Common Unit Adjustment Agreement with NCM. With regard to the existing AMC theatres on the NCM network that are required under the final judgment to be transferred to another advertising provider, we returned 2,850,453 NCM common units (valued at $36.4 million) to NCM in March 2017, calculated under the Common Unit Adjustment Agreement as if such theatres had been disposed of on March 3, 2017. We are not obligated to make quarterly payments with respect to the transferred theatres. In addition, we returned 1,807,220 additional NCM common units (valued at $22.6 million) in exchange for a waiver of exclusivity by NCM as to the required transferred theatres for the term of the final judgment, which was classified as General and administrative: Merger, acquisition and transaction costs when the common units were returned to NCM during the three months ended March 31, 2017. We recorded a loss of $1.2 million on the return of NCM common units as per the Common Unit Adjustment Agreement and exclusivity waiver for the difference between the average carrying value of the units and the fair value on the date of return. As a result of the agreement, the we received 14,129,642 net additional NCM common units, valued at $176.9 million based on the market price of NCM, Inc. stock on March 16, 2017 of $12.52. Due to the structure of the transactions, we will no longer anticipate recognizing taxable gain upon the receipt of the new NCM common units. We have also agreed to reimburse NCM up to $1.0 million for expenses related to the negotiation of this agreement. We have classified 14.9 million NCM common units (approximately $110.5 million) as held for sale as of June 30, 2017, which we must sell before December 20, 2017 to reach the 15% ownership level discussed above in the Department of Justice Final Judgment. We recorded in the line item, Equity in (earnings) loss of non-consolidated entities,  an other-than-temporary impairment charge of $202.6 million and $204.5 million in the three months and six months ending June 30, 2017, respectively, to reduce the carrying value of our equity interests in NCM, Inc. common shares and NCM, LLC common units to Level 1 fair value as of June 30, 2017. The other-than-temporary impairment charge reflects recording our units and shares at the publicly quoted per share price on June 30, 2017 of $7.42 based on the our determination that the decline in the price per share during the quarter was other than temporary. Our equity interests in common shares and common units had been in an unrealized loss position for approximately three months at June 30, 2017. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment. Consideration was given to financial condition and near-term prospects of the issuer and ability to retain the equity interests in the issuers for a period of time sufficient to allow for any anticipated recovery in market value.

Notes due 2027.  On March 17, 2017, we completed an offering of $475.0 million aggregate principal amount of our Senior Subordinated Notes due 2027 (the “Notes due 2027”). We capitalized deferred financing costs of approximately $19.8 million, related to the issuance of the Notes due 2027. The Notes due 2027 mature on May 15, 2027. We will pay interest on the Notes due 2027 at 6.125% per annum, semi-annually in arrears on May 15th and November 15th, commencing on November 15, 2017. We may redeem some or all of the Notes due 2027 at any time on or after May 15, 2022, at the redemption prices set forth in the indenture. In addition, we may redeem up to 35% of the aggregate principal amount of the Notes due 2027 using net proceeds from certain equity offerings completed on or prior to May 15, 2020 at a redemption price as set forth in the indenture governing the Notes due 2027. We may redeem some or all of the Notes due 2027 at any time prior to May 15, 2022 at a redemption price equal to 100% of their aggregate principal amount and accrued and unpaid interest to, but not including, the date of redemption, plus an applicable make-whole premium. We used the net proceeds from the Notes due 2027 private offering, together with a portion of the net proceeds from the Sterling Notes due 2024 (see below) to pay a portion of the consideration for the acquisition of Nordic plus related transaction fees and expenses.

Additional Sterling Notes due 2024.  On March 17, 2017, we completed an offering of £250.0 million additional aggregate principal amount of our Sterling Notes due 2024 at 106% plus accrued interest from November 8, 2016, in a private offering. We capitalized deferred financing costs of approximately $12.7 million, related to the issuance of the additional Sterling Notes due 2024. The Sterling Notes due 2024 mature on November 15, 2024. We will pay interest on the Sterling Notes due 2024 at 6.375% per annum, semi-annually in arrears on May 15th and November 15th, commencing on May 15, 2017. We may redeem some or all of the Sterling Notes due 2024 at any time on or after November 15, 2019, at the redemption prices set forth in the Indenture. In addition, we may redeem up to 35% of the aggregate principal amount of the Sterling Notes due 2024 using net proceeds from certain equity offerings completed on or prior to November 15, 2019 at a redemption price as set forth in the Indenture. We may redeem some or all of the Sterling Notes due 2024 at any time prior to November 15, 2019 at a redemption price equal to 100% of their aggregate principal amount and accrued and unpaid interest to, but not including, the date of redemption, plus an applicable make-whole premium. We used the net proceeds from the Sterling Notes due 2024 private offering, together with a portion of the net proceeds from the Notes due 2027 to pay a portion of the consideration for the acquisition of Nordic plus related transaction fees and expenses.

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

Dividends.  The following is a summary of dividends and dividend equivalents declared to stockholders:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 14, 2017	March 13, 2017	March 27, 2017	$0.20	$26.2
April 27, 2017	June 5, 2017	June 19, 2017	0.20	26.5
February 25, 2016	March 7, 2016	March 21, 2016	0.20	19.8
April 27, 2016	June 6, 2016	June 20, 2016	0.20	19.8
July 25, 2016	September 6, 2016	September 19, 2016	0.20	19.8
November 3, 2016	December 5, 2016	December 19, 2016	0.20	20.7

During the six months ended June 30, 2017 and the six months ended June 30, 2016, we paid dividends and dividend equivalents of $52.5 million and $39.4 million, respectively. At June 30, 2017 and June 30, 2016, we accrued $0.7 million and $0.2 million, respectively, for the remaining unpaid dividends.

On August 3, 2017, we declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on September 25, 2017 to stockholders of record on September 11, 2017.

On August 3, 2017, we announced that our Board of Directors had approved a $100.0 million share repurchase program to repurchase our Class A common stock over a two-year period.

Repurchases may be made at management's discretion from time to time through open market transactions including block purchases, through privately negotiated transactions, or otherwise over the next two years in accordance with all applicable securities laws and regulations. The extent to which AMC repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements and other corporate considerations, as determined by AMC’s management team. Repurchases may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when our management might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate the us to repurchase any minimum dollar amount or number of shares and may be suspended for periods or discontinued at any time. We had 55,078,572 shares of Class A common stock outstanding as of July 31, 2017.

Operating Results

The following table sets forth our consolidated revenues, operating costs and expenses. Reference is made to Note 10–Operating Segments in the Consolidated Financial Statements included elsewhere is this Quarterly Report on Form 10-Q for additional information herein:

	Three Months Ended				Six Months Ended
(In millions)	June 30, 2017	June 30, 2016	% Change		June 30, 2017	June 30, 2016	% Change
Revenues
Admissions	$761.4	$481.2	58.2%		$1,578.9	$963.8	63.8%
Food and beverage	374.1	243.6	53.6%		771.7	487.7	58.2%
Other theatre	66.8	39.2	70.4%		133.1	78.5	69.6%
Total revenues	$1,202.3	$764.0	57.4%		$2,483.7	$1,530.0	62.3%
Operating Costs and Expenses
Film exhibition costs	$379.8	$263.0	44.4%		$799.4	$525.3	52.2%
Food and beverage costs	62.1	34.1	82.1%		121.9	68.1	79.0%
Operating expense	389.2	200.0	94.6%		745.6	402.3	85.3%
Rent	199.8	122.8	62.7%		390.2	247.4	57.7%
General and administrative expense:
Merger, acquisition and transaction costs	11.5	5.6	*	%	51.7	10.2	*	%
Other	46.2	20.6	*	%	80.6	39.1	*	%
Depreciation and amortization	133.3	62.3	*	%	258.6	122.7	*	%
Operating costs and expenses	1,221.9	708.4	72.5%		2,448.0	1,415.1	73.0%
Operating income (loss)	(19.6)	55.6	*	%	35.7	114.9	*	%
Other expense (income):
Other (income) expense	1.0	(0.1)	*	%	(1.7)	(0.1)	*	%
Interest expense:
Corporate borrowings	59.6	24.9	*	%	110.9	49.8	*	%
Capital and financing lease obligations	10.3	2.1	*	%	21.1	4.3	*	%
Equity in (earnings) losses of non-consolidated entities (1)	195.0	(11.9)	*	%	197.3	(16.1)	*	%
Investment (income) expense	0.6	0.2	*	%	(5.0)	(9.8)	*	%
Total other (income) expense	266.5	15.2	*	%	322.6	28.1	*	%
Earnings (loss) before income taxes	(286.1)	40.4	*	%	(286.9)	86.8	*	%
Income tax provision (benefit)	(109.6)	16.4	*	%	(118.8)	34.5	*	%
Net earnings (loss)	$(176.5)	$24.0	*	%	$(168.1)	$52.3	*	%

(1)

Equity in (earnings) losses of non-consolidated entities includes an other-than-temporary impairment of the our investment in NCM of $202.6 million and $204.5 million for the three months and six months ended June 30, 2017, respectively.

*     Percentage change in excess of 100%

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Operating Data:
Screen additions	23	—	42	12
Screen acquisitions	22	11	705	11
Screen dispositions	219	—	236	38
Construction openings (closures), net	10	(57)	14	(77)
Average screens(1)	10,776	5,282	10,606	5,298
Number of screens operated	11,083	5,334	11,083	5,334
Number of theatres operated	1,009	386	1,009	386
Screens per theatre	11.0	13.8	11.0	13.8
Attendance (in thousands)(1)	81,636	49,996	174,990	101,241

(1)	Includes consolidated theatres only and excludes screens offline due to construction.

Segment Operating Results

The following table sets forth our revenues, operating costs and expenses by segment. Reference is made to Note 10–Operating Segments in the Consolidated Financial Statements included elsewhere is this Quarterly Report on Form 10-Q for additional information herein:

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
(In millions)	2017	2016	2017	2016	2017	2016
Revenues
Admissions	$565.3	$480.2	$196.1	$1.0	$761.4	$481.2
Food and beverage	300.7	243.2	73.4	0.4	374.1	243.6
Other theatre	41.4	39.1	25.4	0.1	66.8	39.2
Total revenues	907.4	762.5	294.9	1.5	1,202.3	764.0
Operating Costs and Expenses
Film exhibition costs	298.6	262.5	81.2	0.5	379.8	263.0
Food and beverage costs	45.1	34.0	17.0	0.1	62.1	34.1
Operating expense	278.8	199.2	110.4	0.8	389.2	200.0
Rent	149.0	122.3	50.8	0.5	199.8	122.8
General and administrative expense:
Merger, acquisition and transaction costs	10.3	5.6	1.2	—	11.5	5.6
Other	28.1	20.6	18.1	—	46.2	20.6
Depreciation and amortization	98.6	62.3	34.7	—	133.3	62.3
Operating costs and expenses	908.5	706.5	313.4	1.9	1,221.9	708.4
Operating income (loss)	(1.1)	56.0	(18.5)	(0.4)	(19.6)	55.6
Other expense (income):
Other (income) expense	1.0	(0.1)	—	—	1.0	(0.1)
Interest expense:
Corporate borrowings	59.1	24.9	0.5	—	59.6	24.9
Capital and financing lease obligations	5.1	2.1	5.2	—	10.3	2.1
Equity in (earnings) losses of non-consolidated entities (1)	195.1	(11.9)	(0.1)	—	195.0	(11.9)
Investment (income) expense	0.2	0.2	0.4	—	0.6	0.2
Total other expense	260.5	15.2	6.0	—	266.5	15.2
Earnings (loss) before income taxes	(261.6)	40.8	(24.5)	(0.4)	(286.1)	40.4
Income tax provision (benefit)	(108.8)	16.4	(0.8)	—	(109.6)	16.4
Net earnings (loss)	$(152.8)	$24.4	$(23.7)	$(0.4)	$(176.5)	$24.0

(1)

Equity in (earnings) losses of non-consolidated entities includes an other-than-temporary impairment of the our investment in NCM of $202.6 million and $204.5 million for the three months and six months ended June 30, 2017, respectively.

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016
Segment Operating Data:
Screen additions	—	—	23	—	23	—
Screen acquisitions	22	11	—	—	22	11
Screen dispositions	194	—	25	—	219	—
Construction openings (closures), net	23	(57)	(13)	—	10	(57)
Average screens(1)	8,059	5,266	2,717	16	10,776	5,282
Number of screens operated	8,149	5,318	2,934	16	11,083	5,334
Number of theatres operated	643	385	366	1	1,009	386
Screens per theatre	12.7	13.8	8.0	16.0	11.0	13.8
Attendance (in thousands)(1)	57,949	49,871	23,687	125	81,636	49,996

(1)	Includes consolidated theatres only and excludes screens offline due to construction.

	U.S. Markets		International Markets		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
(In millions)	2017	2016	2017	2016	2017	2016
Revenues
Admissions	$1,184.6	$961.7	$394.3	$2.1	$1,578.9	$963.8
Food and beverage	626.5	486.8	145.2	0.9	771.7	487.7
Other theatre	88.5	78.2	44.6	0.3	133.1	78.5
Total revenues	1,899.6	1,526.7	584.1	3.3	2,483.7	1,530.0
Operating Costs and Expenses
Film exhibition costs	635.5	524.3	163.9	1.0	799.4	525.3
Food and beverage costs	88.5	67.9	33.4	0.2	121.9	68.1
Operating expense	551.4	400.6	194.2	1.7	745.6	402.3
Rent	297.5	246.4	92.7	1.0	390.2	247.4
General and administrative expense:
Merger, acquisition and transaction costs	50.6	10.2	1.1	—	51.7	10.2
Other	50.8	39.1	29.8	—	80.6	39.1
Depreciation and amortization	195.3	122.7	63.3	—	258.6	122.7
Operating costs and expenses	1,869.6	1,411.2	578.4	3.9	2,448.0	1,415.1
Operating income (loss)	30.0	115.5	5.7	(0.6)	35.7	114.9
Other expense (income):
Other (income) expense	(1.7)	(0.1)	—	—	(1.7)	(0.1)
Interest expense:					—
Corporate borrowings	109.8	49.8	1.1	—	110.9	49.8
Capital and financing lease obligations	10.3	4.3	10.8	—	21.1	4.3
Equity in (earnings) losses of non-consolidated entities (1)	197.4	(16.1)	(0.1)	—	197.3	(16.1)
Investment (income) expense	(5.1)	(9.8)	0.1	—	(5.0)	(9.8)
Total other expense	310.7	28.1	11.9	—	322.6	28.1
Earnings (loss) before income taxes	(280.7)	87.4	(6.2)	(0.6)	(286.9)	86.8
Income tax provision (benefit)	(119.1)	34.5	0.3	—	(118.8)	34.5
Net earnings (loss)	$(161.6)	$52.9	$(6.5)	$(0.6)	$(168.1)	$52.3

(1)

Equity in (earnings) losses of non-consolidated entities includes an other-than-temporary impairment of the our investment in NCM of $202.6 million and $204.5 million for the three months and six months ended June 30, 2017, respectively.

	U.S. Markets		International Markets		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016
Segment Operating Data:
Screen additions	9	12	33	—	42	12
Screen acquisitions	22	11	683	—	705	11
Screen dispositions	202	38	34	—	236	38
Construction openings (closures), net	27	(77)	(13)	—	14	(77)
Average screens(1)	8,111	5,282	2,495	16	10,606	5,298
Number of screens operated	8,149	5,318	2,934	16	11,083	5,334
Number of theatres operated	643	385	366	1	1,009	386
Screens per theatre	12.7	14.0	8.0	16.0	11.0	13.8
Attendance (in thousands)(1)	124,772	100,967	50,218	274	174,990	101,241

(1)	Includes consolidated theatres only and excludes screens offline due to construction.

Adjusted EBITDA

We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net earnings (loss) plus (i) income tax provision (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance and to include attributable EBITDA from equity investments in theatre operations in international markets and any cash distributions of earnings from other equity method investees. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Adjusted EBITDA increased by $6.2 million or 4.8% during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Adjusted EBITDA in U.S. markets decreased by $14.8 million or 11.4% due primarily increases in attendance including the benefit of the Carmike acquisition, increases in food and beverage revenues per patron, increases in average ticket prices, increases in other revenues, and partially offset by increases in general and administrative: other and rent. Adjusted EBITDA in international markets increased $21.0 million due primarily to increases in attendance from the Odeon acquisition and the Nordic acquisition.

Adjusted EBITDA increased by $110.8 million or 40.1% during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Adjusted EBITDA in U.S. markets increased by $36.7 million or 13.3% due primarily to increases in attendance including the benefit of the Carmike acquisition, increases in food and beverage revenues per patron, increases in other revenues, and partially offset by increases in general and administrative: other, rent and decreases in average ticket prices. Adjusted EBITDA in international markets increased $74.1 million due primarily to increases in attendance from the Odeon acquisition and Nordic acquisition.

The following tables set forth our Adjusted EBITDA by reportable operating segment and our reconciliation of Adjusted EBITDA:

	Three Months Ended		Six Months Ended
Adjusted EBITDA (In millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
U.S. markets (1)	$115.0	$129.8	$312.9	$276.2
International markets	20.8	(0.2)	74.0	(0.1)
Total Adjusted EBITDA	$135.8	$129.6	$386.9	$276.1

(1)	Distributions from NCM are reported entirely within the U.S. markets segment.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net earnings (loss)	$(176.5)	$24.0	$(168.1)	$52.3
Plus:
Income tax provision (benefit)	(109.6)	16.4	(118.8)	34.5
Interest expense	69.9	27.0	132.0	54.1
Depreciation and amortization	133.3	62.3	258.6	122.7
Certain operating expenses (1)	3.5	3.8	8.8	7.2
Equity in (earnings) losses of non-consolidated entities (2)	195.0	(11.9)	197.3	(16.1)
Cash distributions from non-consolidated entities (3)	2.2	0.6	26.6	18.3
Attributable EBITDA (4)	1.0	—	1.0	—
Investment (income) expense	0.6	0.2	(5.0)	(9.8)
Other expense (income) (5)	1.0	(0.1)	(1.2)	(0.1)
General and administrative expense—unallocated:
Merger, acquisition and transaction costs (6)	11.5	5.6	51.7	10.2
Stock-based compensation expense (7)	3.9	1.7	4.0	2.8
Adjusted EBITDA	$135.8	$129.6	$386.9	$276.1

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

(2)

Equity in (earnings) losses of non-consolidated entities includes an other-than-temporary impairment of the our investment in NCM of $202.6 million and $204.5 million for the three months and six months ended June 30, 2017. The other-than-temporary impairment charge reflects recording our units and shares at the publicly quoted per share price on June 30, 2017 of $7.42 based on the our determination that the decline in the price per share during the quarter was other than temporary.

(3)

Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received.  We believe including cash distributions is an appropriate reflection of the contribution of these investments to our operations.

(4)

Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain international markets. See below for a reconciliation of our equity earnings of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where we hold a significant market share, we believe attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. We also provide services to these theatre operators including information technology systems, certain on-screen advertising services and our gift card and package ticket program. As these investments relate only to our Nordic acquisition, this represents the first time we have made this adjustment and does not impact prior historical presentations of Adjusted EBITDA.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Equity in loss of non-consolidated entities	$195.0	$—	$197.3	$—
Less:
Equity in loss of non-consolidated entities excluding international theatre JV's	195.3	—	197.6	—
Equity in earnings of International theatre JV's	0.3	—	0.3	—
Depreciation and amortization	0.7	—	0.7	—
Attributable EBITDA	$1.0	$—	$1.0	$—

(5)

Other income for the six months ended June 30, 2017 includes a $2.7 million foreign currency transaction gain, partially offset by $1.0 million in fees relating to third party fees expensed related to the Third Amendment  to our Senior Secured Credit Agreement, and a $0.4 million loss on the redemption of the Bridge Loan Facility. Other expense for the three months ended June 30, 2017 includes $1.0 million in fees relating to third party fees expensed related to the Third Amendment to our Senior Secured Credit Agreement.

(6)	Merger, acquisition and transition costs are excluded as they are non-operating in nature.

(7)	Non-cash or non-recurring expense included in general and administrative: other

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

Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. For example, Adjusted EBITDA:

•	does not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect the significant interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt;

•	excludes income tax payments that represent a reduction in cash available to us; and

•	does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; and

•	does not reflect the impact of divestitures that may be required in connection with recently completed acquisitions.

New Segment Information

Our historical results of operation for the three and six months ended June 30, 2017 and June 30, 2016 reflect the results of operations for our two Theatrical Exhibition operating segments, U.S. markets and International markets.

Prior to the acquisition of Odeon on November 30, 2016, we reported one operating segment, Theatrical Exhibition. Our historical results of operations for the three and six months ended June 30, 2016, includes one theatre in the U.K. which is now reported as part of our International markets operating segment effective with the Odeon acquisition on November 30, 2016.

Results of Operations— For the Three Months Ended June 30, 2017 and June 30, 2016

Consolidated Results of Operations

Revenues.  Total revenues increased 57.4% or $438.3 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Admissions revenues increased 58.2%, or $280.2 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to a 63.3% increase in attendance partially offset by a 3.1% decrease in average ticket price. The increase in attendance was primarily due to the acquisition of Odeon in November 2016, the acquisition of Carmike in December 2016 and the acquisition of Nordic in March 2017. The decrease in average ticket price was primarily due to the acquisition of Odeon where the average ticket price in our International markets is lower than in our U.S. markets. Total admissions revenues were increased by rewards redeemed, net of deferrals of $1.1 million and were decreased by rewards redeemed, net of deferrals of $0.3 million related to rewards accumulated under AMC Stubs® during the three months ended June 30, 2017 and June 30, 2016, respectively. The rewards accumulated under AMC Stubs® are deferred and recognized in future periods upon redemption or expiration of customer rewards.

Food and beverage revenues increased 53.6%, or $130.5 million, during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to the increase in attendance, partially offset by a 5.9% decrease in food and beverage revenues per patron. The decrease in food and beverage revenues per patron was primarily due to the acquisitions of Odeon and Nordic where food and beverage revenues per patron in International markets is much lower than in our U.S. markets. Total food and beverage revenues were increased by rewards redeemed, net of deferrals, of $1.7 million and were decreased by rewards redeemed, net of deferrals, of $0.5 million related to rewards accumulated under AMC Stubs® during the three months ended June 30, 2017 and June 30, 2016, respectively.

Total other theatre revenues increased 70.4%, or $27.6 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to increases from the Odeon, Carmike and Nordic acquisitions. Other theatre revenues include revenues for advertising and theatre rentals.

Operating costs and expenses.  Operating costs and expenses increased 72.5%, or $513.5 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase was primarily due to the acquisition of Odeon in November 2016, the acquisition of Carmike in December 2016 and the acquisition of Nordic in March 2017. Film exhibition costs increased 44.4%, or $116.8 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 49.9% for the three months ended June 30, 2017 and 54.7% for the three months ended June 30, 2016. Film exhibition costs as a percentage of admissions revenues in our International markets are much lower than in our U.S. markets.

Food and beverage costs increased 82.1%, or $28.0 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. As a percentage of food and beverage revenues, food and beverage costs were 16.6% for the three months ended June 30, 2017 and 14.0% for the three months ended June 30, 2016 due to the acquisition of Odeon and Nordic where food and beverage costs as a percentage of food and beverage revenues are much higher in our International markets than in our U.S. markets. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. Food and beverage gross profit per patron decreased 8.8%, and is calculated as food and beverage revenues less food and beverage costs divided by attendance. The decrease is primarily due to lower gross profit per patron in our International markets.

As a percentage of revenues, operating expense was 32.4% for the three months ended June 30, 2017 and 26.2% for the three months ended June 30, 2016. Rent expense increased 62.7%, or $77.0 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily from the increase in the number of theatres operated due to the acquisitions of Odeon, Carmike and Nordic.

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $11.5 million during the three months ended June 30, 2017 compared to $5.6 million during the three months ended June 30, 2016, primarily due to an increase in professional and consulting costs and increased merger and acquisition activity associated with our Carmike acquisition, Odeon acquisition, and Nordic acquisition. The merger, acquisition and transaction costs are costs and expenses incurred principally at the corporate office in the investigation, negotiation, financing and transition of acquisitions that are not allocated to the acquired company.

Other.  Other general and administrative expense increased $25.6 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, due primarily to the acquisitions of Odeon and Nordic and increases in development costs, salaries and benefits.

Depreciation and amortization.  Depreciation and amortization increased $71.0 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to the increase in depreciable assets resulting from the acquisitions of Odeon, Carmike and Nordic, as well as capital expenditures of $318.0 million during the six months ended June 30, 2017 and $421.7 million during the year ended December 31, 2016.

Other Expense (Income):

Other expense.  Other expense of $1.0 million during the three months ended June 30, 2017 is primarily due to third party fees expensed related to the Third Amendment  to our Senior Secured Credit Agreement.

Interest expense.  Interest expense increased $42.9 million to $69.9 million for the three months ended June 30, 2017 compared to $27.0 million for the three months ended June 30, 2016 primarily due to issuance of $595.0 million of our 5.875% Notes due 2026 and £250.0 million ($313.4 million) of our 6.375% Sterling Notes due 2024 on November 8, 2016 for the Odeon acquisition, issuance of $500.0 million of new Term loans due 2023 on November 30, 2016, the assumption from Carmike of $230.0 million of 6.0% Notes due 2023 on December 21, 2016 for the Carmike acquisition, issuance of $475.0 million of our 6.125% Notes due 2027 on March 17, 2017, and the issuance of additional £250.0 million ($313.4 million) of our 6.375% Sterling Notes due 2024 on March 17, 2017 for the Nordic acquisition. The interest rate on the new Term Loans due 2023 was 3.47% as of June 30, 2017. We also assumed $222.0 million of capital and financing lease obligations from Carmike, $367.3 million of capital and financing lease obligations from Odeon and $14.1 million of capital and financing lease obligations from Nordic with interest rates ranging from 5.75% to 6.4%.

Equity in (earnings) losses of non-consolidated entities.  Equity in losses of non-consolidated entities were $195.0 million for the three months ended June 30, 2017 compared to equity earnings of $11.9 million for the three months ended June 30, 2016. The decrease in equity in earnings of non-consolidated entities of $206.9 million was primarily due to an other-than-temporary impairment loss on NCM of $202.6 million, recognition of previously suspended losses from Open Road of $4.1 million, partially offset by an increase in earnings from DCIP of $1.0 million. See “Significant Events—NCM Agreement” above for further information regarding the other-than-temporary impairment loss.

Investment (income) expense.  Investment expense was $0.6 million for the three months ended June 30, 2017 compared to investment expense of $0.2 million for the three months ended June 30, 2016.

Income tax provision (benefit).  The income tax benefit was $109.6 million for the three months ended June 30, 2017 and income tax provision was $16.4 million for the three months ended June 30, 2016. See Note 6—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings (loss).  Net loss was $176.5 million and net earnings was $24.0 million during the three months ended June 30, 2017 and June 30, 2016, respectively. Net loss during the three months ended June 30, 2017 compared to net earnings during the three months ended June 30, 2016 were negatively impacted by the other-than-temporary impairment loss on NCM of $202.6 million, decreases in average ticket price, decreases in food and beverage per patron, and increases in rent, depreciation and amortization expense, interest expense, and general and administrative expense (other and merger, acquisition and transaction costs), partially offset by the increase in attendance related to the Odeon, Carmike and Nordic acquisitions and increase in income tax benefit.

Theatrical Exhibition–U.S. Markets

Revenues.  Total revenues increased 19.0% or $144.9 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Admissions revenues increased 17.7%, or $85.1 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to a 16.2% increase in attendance and a 1.3% increase in average ticket price. The increase in attendance was primarily due to the acquisition of Carmike in December 2016. Total admissions revenues were increased by rewards redeemed, net of deferrals of $1.1 million and were decreased by rewards redeemed, net of deferrals of $0.3 million related to rewards accumulated under AMC Stubs® during the three months ended June 30, 2017 and June 30, 2016, respectively. The rewards accumulated under AMC Stubs® are deferred and recognized in future periods upon redemption or expiration of customer rewards.

Food and beverage revenues increased 23.6%, or $57.5 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to the increase in attendance due to the Carmike acquisition and the increase in food and beverage revenues per patron of 6.4%.

Total other theatre revenues increased 5.9%, or $2.3 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to increases from the Carmike acquisition for internet ticketing fees and advertising revenues, partially offset by declines in income from exchange tickets due to declines in sales volume and estimated rates of non-presentment and membership fees for AMC Stubs.®

Operating costs and expenses.  Operating costs and expenses increased 28.6%, or $202.0 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Film exhibition costs increased 13.8%, or $36.1 million, during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 52.8% for the three months ended June 30, 2017 compared to 54.7% the three months ended June 30, 2016, due to the popularity of films in the prior year which typically results in higher film rent terms.

Food and beverage costs increased 32.6%, or $11.1 million, during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. As a percentage of food and beverage revenues, food and beverage costs were 15.0% for the three months ended June 30, 2017 and 14.0% for the three months ended June 30, 2016. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. Food and beverage gross profit per patron increased 5.2%, and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 30.7% for the three months ended June 30, 2017 and 26.1% the three months ended June 30, 2016. Rent expense increased 21.8%, or $26.7 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily from the increase in the number of theatres operated including the acquisition of Carmike.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $10.3 million during the three months ended June 30, 2017 compared to $5.6 million during the three months ended June 30, 2016. This increase was primarily due to an increase in professional and consulting costs and increased merger and acquisition activity associated with our Carmike acquisition, Odeon acquisition, and Nordic acquisition. The merger, acquisition and transaction costs are costs and expenses incurred principally at the corporate office in the investigation, negotiation, financing and transition of acquisitions that are not allocated to the acquired company.

Other.  Other general and administrative expense increased $7.5 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, due primarily to increases in salaries and benefits, advertising costs and stock based compensation expense.

Depreciation and amortization.  Depreciation and amortization increased $36.3 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to the increase in depreciable assets resulting from the acquisition of Carmike, as well as capital expenditures of $289.7 million during the six months ended June 30, 2017 and $412.8 million during the year ended December 31, 2016.

Other Expense (Income):

Other expense.  Other expense of $1.0 million during the three months ended June 30, 2017 is primarily due to $1.0 million of third party fees expensed related to the Third Amendment to our Senior Secured Credit Agreement.

Interest expense.  Interest expense increased $37.2 million to $64.2 million for the three months ended June 30, 2017 compared to $27.0 million for the three months ended June 30, 2016 primarily due to issuance of $595.0 million of our 5.875% Notes due 2026 and £250.0 million ($313.4 million) of our 6.375% Sterling Notes due 2024 on November 8, 2016 for the Odeon acquisition, issuance of $500.0 million of new Term loans due 2023 on November 30, 2016, the assumption from Carmike of $230.0 million of 6.0% Notes due 2023 on December 21, 2016 for the Carmike acquisition, issuance of $475.0 million of our 6.125% Notes due 2027 on March 17, 2017, and the issuance of additional £250.0 million ($313.4 million) of our 6.375% Sterling Notes due 2024 on March 17, 2017 for the Nordic acquisition. The interest rate on the new Term Loans due 2023 was 3.47% as of June 30, 2017. We also assumed $222.0 million of capital and financing lease obligations from Carmike with interest rates ranging from 5.75% to 6.4%.

Equity in (earnings) losses of non-consolidated entities.  Equity in losses of non-consolidated entities were $195.1 million for the three months ended June 30, 2017 compared to equity earnings of $11.9 million for the three months ended June 30, 2016. The decrease in equity in earnings of non-consolidated entities of $207.0 million was primarily due to an other-than-temporary impairment loss on NCM of $202.6 million, an increase in losses from Open Road Films of $4.1 million, partially offset by an increase in earnings from DCIP of $1.0 million. See “Significant Events—NCM Agreement” above for further information regarding the other-than-temporary impairment loss.

Investment (income) expense.  Investment expense was $0.2 million for the three months ended June 30, 2017 and three months ended June 30, 2016.

Income tax provision (benefit).  The income tax benefit was $108.8 million for the three months ended June 30, 2017 and income tax provision was $16.4 million for the three months ended June 30, 2016. See Note 6—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings (loss).  Net loss was $152.8 million and net earnings was $24.4 million during the three months ended June 30, 2017 and June 30, 2016, respectively. Net loss during the three months ended June 30, 2017 compared to net earnings during the three months ended June 30, 2016 was negatively impacted by the other-than-temporary impairment loss on NCM of $202.6 million, increases in rent, depreciation and amortization expense, interest expense, and general and administrative expense (other and merger, acquisition and transaction costs), partially offset by the increase in attendance related to the Carmike acquisition and increases in food and beverage per patron and average ticket prices.

Theatrical Exhibition - International Markets

Revenues.  Total revenues increased $293.4 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Admissions revenues increased $195.1 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to an increase in attendance due to the acquisitions of Odeon on November 30, 2016 and Nordic on March 28, 2017. Prior to the acquisition of Odeon, we operated one theatre in the UK, which is now included in the International markets operating segment.

Food and beverage revenues increased $73.0 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to the increase in attendance due to the acquisitions of Odeon and Nordic.

Total other theatre revenues increased $25.3 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to the acquisition of Odeon and Nordic. Other theatre revenues include revenues for advertising and theatre rentals.

Operating costs and expenses.  Operating costs and expenses increased $311.5 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Film exhibition costs increased $80.7 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 41.4% for the three months ended June 30, 2017 and 50.0% for the three months ended June 30, 2016.

Food and beverage costs increased $16.9 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues due to the acquisitions of Odeon and Nordic. As a percentage of food and beverage revenues, food and beverage costs were 23.2% for the three months ended June 30, 2017 and 25.0% for the three months ended June 30, 2016.

As a percentage of revenues, operating expense was 37.4% for the three months ended June 30, 2017 and 53.3% during the three months ended June 30, 2016. Rent expense increased $50.3 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to the increase in the number of theatres operated as a result of the Odeon and Nordic acquisitions.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs increased $1.2 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to costs associated with the Nordic acquisition. The majority of our consolidated merger, acquisition and transaction costs related to Odeon and Nordic are included in our Theatrical Exhibition – U.S. markets operating segment. The merger, acquisition and transactions costs are costs and expenses incurred principally at the corporate office in the investigation, negotiation, financing and transition of acquisitions that are not allocated to the acquired company.

Other.  Other general and administrative expense increased $18.1 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to the Odeon and Nordic acquisitions.

Depreciation and amortization.  Depreciation and amortization increased $34.7 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, due to the increase in depreciable assets resulting from the Odeon and Nordic acquisitions.

Interest expense.  Interest expense increased $5.7 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to interest expense related to approximately $380.0 million of capital and financing lease obligations assumed in connection with the Odeon and Nordic acquisitions with interest rates ranging from 5.75% to 6.4%.

Income tax provision (benefit).  The income tax benefit increased $0.8 million for the three months ended June 30, 2017. See Note 6—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings (loss).  Net loss increased $23.3 million during the three months ended June 30, 2017 as a result of the Odeon and Nordic acquisitions.

Results of Operations— For the Six Months Ended June 30, 2017 and June 30, 2016

Consolidated Results of Operations

Revenues.  Total revenues increased 62.3% or $953.7 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Admissions revenues increased 63.8%, or $615.1 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to a 72.8% increase in attendance partially offset by a 5.2% decrease in average ticket price. The increase in attendance was primarily due to the acquisition of Odeon in November 2016, the acquisition of Carmike in December 2016 and the acquisition of Nordic in March 2017. The decrease in average ticket price was primarily due to the acquisition of Odeon where the average ticket price in our International markets is lower than in our U.S. markets. Total admissions revenues were increased by rewards redeemed, net of deferrals of $1.1 million and $0.3 million during the six months ended June 30, 2017 and June 30, 2016, respectively. The rewards accumulated under AMC Stubs® are deferred and recognized in future periods upon redemption or expiration of customer rewards.

Food and beverage revenues increased 58.2%, or $284.0 million, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to the increase in attendance due to the acquisitions, partially offset by a 8.4% decrease in food and beverage revenues per patron. The decrease in food and beverage revenues per patron was primarily due to the acquisitions of Odeon and Nordic where food and beverage revenues per patron in International markets is much lower than in our U.S. markets. Total food and beverage revenues were increased by rewards redeemed, net of deferrals, of $2.0 million and $0.4 million during the six months ended June 30, 2017 and June 30, 2016, respectively.

Total other theatre revenues increased 69.6%, or $54.6 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to increases from the Odeon, Carmike and Nordic acquisitions.

Operating costs and expenses.  Operating costs and expenses increased 73.0%, or $1,032.9 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Film exhibition costs increased

52.2%, or $274.1 million, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to the increase in admissions revenues as a result of the acquisitions. As a percentage of admissions revenues, film exhibition costs were 50.6% for the six months ended June 30, 2017 and 54.5% for the six months ended June 30, 2016. Film exhibition costs as a percentage of admissions revenues in our International markets are much lower than in our U.S. markets.

Food and beverage costs increased 79.0%, or $53.8 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. As a percentage of food and beverage revenues, food and beverage costs were 15.8% for the six months ended June 30, 2017 and 14.0% for the six months ended June 30, 2016 due to the acquisition of Odeon and Nordic where food and beverage costs as a percentage of food and beverage revenues are much higher in our International markets than in our U.S. markets. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. Food and beverage gross profit per patron decreased 10.4%, and is calculated as food and beverage revenues less food and beverage costs divided by attendance. The decrease is primarily due to lower gross profit per patron in our International markets.

As a percentage of revenues, operating expense was 30.0% for the six months ended June 30, 2017 and 26.3% for the six months ended June 30, 2016. Rent expense increased 57.7%, or $142.8 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily from the increase in the number of theatres operated due to the acquisitions of Odeon, Carmike and Nordic.

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $51.7 million during the six months ended June 30, 2017 compared to $10.2 million during the six months ended June 30, 2016. This increase was primarily due to expenses incurred in connection with the DOJ final judgment for the Carmike acquisition, an increase in professional and consulting costs and increased merger and acquisition activity associated with our Carmike, Odeon, and Nordic acquisitions. The merger, acquisition and transaction costs are costs and expenses incurred principally at the corporate office in the investigation, negotiation, financing and transition of acquisitions that are not allocated to the acquired company.

In conjunction with the Carmike acquisition and the DOJ final judgment, we returned 1,807,220 additional NCM common units (valued at $22.6 million) in exchange for a waiver of exclusivity by NCM which resulted in $22.6 million of expense during the six months ended June 30, 2017.

Other.  Other general and administrative expense increased $41.5 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, due primarily to the acquisitions of Odeon and Nordic and increases in development costs, salaries and benefits.

Depreciation and amortization.  Depreciation and amortization increased $135.9 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to the increase in depreciable assets resulting from the acquisitions of Odeon, Carmike and Nordic, as well as capital expenditures of $318.0 million during the six months ended June 30, 2017 and $421.7 million during the year ended December 31, 2016.

Other Expense (Income):

Other income.  Other income of $1.7 million during the six months ended June 30, 2017 is primarily due to a foreign currency transaction gain of $2.7 million, a $0.4 million recovery for business interruption, offset by $1.0 million of third party fees expensed related to the Third Amendment to our Senior Secured Credit Agreement and a $0.4 million loss on the repayment of the Bridge Loan Facility.

Interest expense.  Interest expense increased $77.9 million to $132.0 million for the six months ended June 30, 2017 compared to $54.1 million the six months ended June 30, 2016 primarily due to issuance of $595.0 million of our 5.875% Notes due 2026 and £250.0 million ($313.4 million) of our 6.375% Sterling Notes due 2024 on November 8, 2016 for the Odeon acquisition, issuance of $500.0 million of new Term loans due 2023 on November 30, 2016, issuance of our 7.0% Bridge Loan due 2017 of $350.0 million on December 21, 2016 (repaid in February 2017), and the assumption from Carmike of $230.0 million of 6.0% Notes due 2023 on December 21, 2016 for the Carmike acquisition, issuance of $475.0 million of our 6.125% Notes due 2027 on March 17, 2017, and the issuance of additional £250.0 million ($313.4 million) of our 6.375% Sterling Notes due 2024 on March 17, 2017 for the Nordic acquisition. The interest rate on the new Term Loans due 2023 was 3.47% as of June 30, 2017. We also assumed $222.0 million of capital and financing lease obligations from Carmike, $367.3 million of capital and financing lease obligations from Odeon, and $14.1 million of capital and financing lease obligations from Nordic with interest rates ranging from 5.75% to 6.4%.

Equity in (earnings) losses of non-consolidated entities.  Equity in losses of non-consolidated entities were $197.3 million for the six months ended June 30, 2017 compared to equity earnings of $16.1 million for the six months ended June 30, 2016. The decrease in equity in earnings of non-consolidated entities of $213.4 million was primarily due to an other-than-temporary impairment loss on NCM of $204.5 million, a decrease in earnings from NCM, LLC of $2.6 million, and an increase in losses from Open Road Films of $8.9 million, partially offset by an increase in earnings from DCIP of $2.6 million. See “Significant Events—NCM Agreement” above for further information regarding the other-than-temporary impairment loss.

Investment income.  Investment income was $5.0 million for the six months ended June 30, 2017 compared to investment income of $9.8 million for the six months ended June 30, 2016. Investment income includes payments received related to the NCM tax receivable agreement of $5.5 million and $7.2 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

Income tax provision (benefit).  The income tax benefit was $118.8 million for the six months ended June 30, 2017 and income tax provision was $34.5 million for the six months ended June 30, 2016. See Note 6—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings (loss).  Net loss was $168.1 million and net earnings was $52.3 million during the six months ended June 30, 2017 and June 30, 2016, respectively. Net loss during the six months ended June 30, 2017 compared to net earnings during the six months ended June 30, 2016 was negatively impacted by the other-than-temporary impairment loss on NCM of $204.5 million, decreases in average ticket price, food and beverage per patron, and increases in rent, depreciation and amortization expense, interest expense, and general and administrative expense (other and merger, acquisition and transaction costs), partially offset by the increase in attendance related to the Odeon, Carmike and Nordic acquisitions and increase in income tax benefit.

Theatrical Exhibition–U.S. Markets

Revenues.  Total revenues increased 24.4% or $372.9 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Admissions revenues increased 23.2%, or $222.9 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to a 23.6% increase in attendance partially offset by a 0.3% decrease in average ticket price. The increase in attendance was primarily due to the acquisition of Carmike in December 2016. Total admissions revenues were increased by rewards redeemed, net of deferrals of $1.1 million and $0.3 million during the six months ended June 30, 2017 and June 30, 2016, respectively. The rewards accumulated under AMC Stubs® are deferred and recognized in future periods upon redemption or expiration of customer rewards.

Food and beverage revenues increased 28.7%, or $139.7 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to the increase in attendance due to the Carmike acquisition and the increase in food and beverage revenues per patron of 4.1%.

Total other theatre revenues increased 13.2%, or $10.3 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to increases from the Carmike acquisition for internet ticketing fees and advertising revenues, partially offset by a decline in membership fees for AMC Stubs® and declines in income from exchange tickets due to declines in sales volume and estimated non-presentment rates.

Operating costs and expenses.  Operating costs and expenses increased 32.5%, or $458.4 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Film exhibition costs increased 21.2%, or $111.2 million, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This increase was primarily due to the increase in admissions revenues due to acquisitions. As a percentage of admissions revenues, film exhibition costs were 53.6% for the six months ended June 30, 2017 and 54.5% for the six months ended June 30, 2016.

Food and beverage costs increased 30.3%, or $20.6 million, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. As a percentage of food and beverage revenues, food and beverage costs were 14.1% for the six months ended June 30, 2017 and 13.9% for the six months ended June 30, 2016. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. Food and beverage gross profit per patron increased 3.9%, and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 29.0% for the six months ended June 30, 2017 and 26.2% for the six months ended June 30, 2016. Rent expense increased 20.7%, or $51.1 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily from the increase in the number of theatres operated including the acquisition of Carmike.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $50.6 million during the six months ended June 30, 2017 compared to $10.2 million during the six months ended June 30, 2016, primarily due to an increase in professional and consulting costs and increased merger and acquisition activity associated with our Carmike acquisition, Odeon acquisition, and Nordic acquisition. The merger, acquisition and transaction costs are costs and expenses incurred principally at the corporate office in the investigation, negotiation, financing and transition of acquisitions that are not allocated to the acquired company.

In conjunction with the Carmike acquisition and the DOJ final judgment, we returned 1,807,220 additional NCM common units (valued at $22.6 million) in exchange for a waiver of exclusivity by NCM which resulted in $22.6 million of expense during the six months ended June 30, 2017.

Other.  Other general and administrative expense increased $11.7 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, due primarily to increases in salaries and benefits, company meetings, advertising expense and stock based compensation expense.

Depreciation and amortization.  Depreciation and amortization increased $72.6 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to the increase in depreciable assets resulting from the acquisition of Carmike, as well as capital expenditures of $289.7 million during the six months ended June 30, 2017 and $412.8 million during the year ended December 31, 2016.

Other Expense (Income):

Other income.  Other income of $1.7 million during the six months ended June 30, 2017 is primarily due to a foreign currency transaction gain of $2.7 million, a $0.4 million recovery for business interruption, partially offset by $1.0 million of third party fees expensed related to the Third Amendment to our Senior Secured Credit Agreement and a $0.4 million loss on the repayment of the Bridge Loan Facility.

Interest expense.  Interest expense increased $66.0 million to $120.1 million for the six months ended June 30, 2017 compared to $54.1 million for the six months ended June 30, 2016 primarily due to issuance of $595.0 million of our 5.875% Notes due 2026 and £250.0 million ($313.4 million) of our 6.375% Sterling Notes due 2024 on November 8, 2016 for the Odeon acquisition, issuance of $500.0 million of new Term loans due 2023 on November 30, 2016, issuance of our 7.0% Bridge Loan due 2017 of $350.0 million on December 21, 2016 (repaid in February 2017), the assumption from Carmike of $230.0 million of 6.0% Notes due 2023 on December 21, 2016 for the Carmike acquisition, issuance of $475.0 million of our 6.125% Notes due 2027 on March 17, 2017, and the issuance of additional £250.0 million ($313.4 million) of our 6.375% Sterling Notes due 2024 on March 17, 2017 for the Nordic acquisition. The interest rate on the new Term Loans due 2023 was 3.47% as of June 30, 2017. We also assumed $222.0 million of capital and financing lease obligations from Carmike with interest rates ranging from 5.75% to 6.4%.

Equity in (earnings) losses of non-consolidated entities.  Equity in losses of non-consolidated entities were $197.4 million for the six months ended June 30, 2017 compared to equity earnings of $16.1 million for the six months ended June 30, 2016. The decrease in equity in earnings of non-consolidated entities of $213.5 million was primarily due to an other-than-temporary impairment loss on NCM of $204.5 million, a decrease in earnings from NCM, LLC of $2.6 million, and recognition of previously suspended losses from Open Road of $8.9 million, partially offset by an increase in earnings from DCIP of $2.6 million. See “Significant Events—NCM Agreement” above for further information regarding the other-than-temporary impairment loss.

Investment income.  Investment income was $5.1 million for the six months ended June 30, 2017 compared to investment income of $9.8 million for the six months ended June 30, 2016. Investment income includes payments received related to the NCM tax receivable agreement of $5.5 million and $7.2 million for the three months ended June 30, 2017 and June 30, 2016, respectively.

Income tax  provision (benefit).  The income tax benefit was $119.1 million for the six months ended June 30, 2017 and income tax provision was $34.5 million for the six months ended June 30, 2016. See Note 6—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings (loss).  Net loss was $161.6 million and net earnings were $52.9 million during the six months ended June 30, 2017 and June 30, 2016, respectively. Net loss during the six months ended June 30, 2017 compared to net earnings during the six months ended June 30, 2016 was negatively impacted by an other-than-temporary impairment loss on NCM of $204.5 million, the decrease in average ticket price, and increases in rent, depreciation and amortization expense, interest expense, and general and administrative expense (other and merger, acquisition and transaction costs), partially offset by the increase in attendance related to the Carmike acquisition,  increases in food and beverage per patron and the increase in income tax benefit.

Theatrical Exhibition - International Markets

Revenues.  Total revenues increased $580.8 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Admissions revenues increased $392.2 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to an increase in attendance due to the acquisitions of Odeon on November 30, 2016 and Nordic on March 28, 2017. Prior to the acquisition of Odeon, we operated one theatre in the UK which is now included in the International markets operating segment.

Food and beverage revenues increased $144.3 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to the increase in attendance as a result of the acquisitions of Odeon and Nordic.

Total other theatre revenues increased $44.3 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to the acquisition of Odeon and Nordic. Total other theatre revenues include revenues for advertising and theatre rentals.

Operating costs and expenses.  Operating costs and expenses increased $574.5 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Film exhibition costs increased $162.9 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to the increase in admissions revenues as a result of the acquisitions. As a percentage of admissions revenues, film exhibition costs were 41.6% for the three months ended June 30, 2017 and 47.6% for the six months ended June 30, 2016.

Food and beverage costs increased $33.2 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 23.0% for the six months ended June 30, 2017 and 22.2% for the six months ended June 30, 2016.

As a percentage of revenues, operating expense was 33.2% for the six months ended June 30, 2017 and 51.5% during the six months ended June 30, 2016. Rent expense increased $91.7 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, due to the increase in the number of theatres operated as a result of the Odeon and Nordic acquisitions.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs increased $1.1 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to costs associated with the Nordic acquisition. The majority of our consolidated merger, acquisition and transaction costs related to Odeon and Nordic are included in our Theatrical Exhibition – U.S. markets operating segment. The merger, acquisition and transactions costs are costs and expenses incurred principally at the corporate office in the investigation, negotiation, financing and transition of acquisitions that are not allocated to the acquired company.

Other.  Other general and administrative expense increased $29.8 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, due to the Odeon and Nordic acquisitions.

Depreciation and amortization.  Depreciation and amortization increased $63.3 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, due to the increase in depreciable assets resulting from the Odeon and Nordic acquisitions.

Interest expense.  Interest expense increased $11.9 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to interest expense related to approximately $380.0 million of capital and financing lease obligations assumed in connection with the Odeon and Nordic acquisitions with interest rates ranging from 5.75 to 6.4%.

Income tax provision.  The income tax provision increased $0.3 million for the six months ended June 30, 2017. The income tax provision is reduced by valuation allowances recorded against deferred tax assets in various European jurisdictions. See Note 6—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings (loss).  Net loss increased $5.9 million during the six months ended June 30, 2017 as a result of the Odeon and Nordic acquisitions.

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

We had working capital deficit (excluding restricted cash) as of June 30, 2017 and December 31, 2016 of $530.8 million and $505.6 million, respectively. Working capital included $292.8 million and $277.2 million of deferred revenues and income as of June 30, 2017 and December 31, 2016, respectively. We have the ability to borrow under our Senior Secured Credit Facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments). As of June 30, 2017, we had $162.1 million available for borrowing, net of letters of credit, under our revolving Senior Secured Credit Facility.

We believe that cash generated from operations and existing cash and equivalents, and “float”, will be sufficient to fund operations and planned capital expenditures currently and for at least the next 12 months and enable us to maintain compliance with all debt covenants.

As of June 30, 2017, we were in compliance with all debt covenants.

Cash Flows from Operating Activities

Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $109.8 million and $134.0 million during the six months ended June 30, 2017 and June 30, 2016, respectively. The decrease in cash flows provided by operating activities was primarily due to an increase in payments for working capital items,  partially offset by operating cash flows from Odeon and Carmike and collection of receivables.

Cash Flows from Investing Activities

Cash flows used in investing activities, as reflected in the Consolidated Statements of Cash Flows, were $882.0 million and $128.0 million during the six months ended June 30, 2017 and June 30, 2016, respectively. Cash outflows from investing activities include the acquisition of Nordic, net of cash, of $584.4 million and capital expenditures of $318.0 million and $140.3 million during the six months ended June 30, 2017 and June 30, 2016, respectively. Our capital expenditures primarily consisted of strategic growth initiatives and remodels, capital improvements to existing locations in our theatre circuit, and technology upgrades. We expect that our gross cash outflows for capital expenditures will be approximately $600.0 million to $670.0 million for 2017, before giving effect to expected landlord contributions of approximately $100.0 million to $120.0 million.

During the six months ended June 30, 2017 we received proceeds from divestitures of $25.1 million for the sale of theatres as required by the Department of Justice related to the Carmike acquisition, $4.0 million for the sale of an aircraft acquired with the Carmike acquisition, $2.9 million for the sale of administrative buildings acquired with the Carmike acquisition, partially offset by disbursements of $11.0 million for the sale of one theatre acquired with the Odeon acquisition as required by the United Kingdom’s Competition and Markets Authority. During the six months ended June 30, 2016, we received proceeds from the sale of our shares in RealD Inc. of $13.5 million and proceeds from the sale of two Starplex divestiture theatres of $5.4 million.

We fund the costs of constructing, maintaining and remodeling our theatres through existing cash balances, cash generated from operations, landlord contributions, or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for the construction costs. We may decide to own the real estate assets of new or acquired theatres and, following construction or acquisition, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. See Commitments and Contingencies below for additional discussion of the potential cash outflows and future sources of liquidity.

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities, as reflected in the Consolidated Statements of Cash Flows, were $681.2 million and $(123.8) million during the six months ended June 30, 2017 and June 30, 2016, respectively.

On March 17, 2017, we issued $475.0 million aggregate principal amount of our 6.125% Senior Subordinated Notes due 2027 in a private offering. We recorded deferred financing costs of approximately $19.8 million related to the issuance of the Notes due 2027. The Notes due 2027 mature on May 15, 2027. We will pay interest on the Notes due 2027 at 6.125% per annum, semi-annually in arrears on May 15th and November 15th, commencing on November 15, 2017. We may redeem some or all of the Notes due 2027 at any time on or after May 15, 2022 at 103.063% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after May 15, 2025, plus accrued and unpaid interest to the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the Notes due 2027 using net proceeds from certain equity offerings completed on or prior to May 15, 2020 at a redemption price as set forth in the indenture governing the Notes due 2027. We may redeem some or all of the Notes due 2027 at any time prior to May 15, 2022 at a redemption price equal to 100% of their aggregate principal amount and accrued and unpaid interest to, but not including, the date of redemption, plus an applicable make-whole premium. We used the net proceeds from the Notes due 2027 private offering to pay the consideration for the acquisition of Nordic plus related refinancing of Nordic debt assumed in the acquisition.

On March 17, 2017, we issued £250.0 million additional aggregate principal amount of our Sterling Notes due 2024 at 106% plus accrued interest from November 8, 2016 in a private offering. The additional Sterling Notes were offered as additional notes under an indenture pursuant to which we have previously issued on November 8, 2016 and have outstanding as of June 30, 2017, £500.0 million aggregate principal amount of our 6.375% Senior Subordinated Notes due 2024. We recorded deferred financing costs of approximately $12.7 million related to the issuance of the additional Sterling Notes due 2024. The Sterling Notes due 2024 mature on November 15, 2024. We will pay interest on the Sterling Notes due 2024 at 6.375% per annum, semi-annually in arrears on May 15th and November 15th, commencing on May 15, 2017. Interest on the additional Sterling Notes due 2024 will accrue from November 8, 2016. We may redeem some or all of the Sterling Notes due 2024 at any time on or after November 15, 2019 at 104.781% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after November 15, 2022, plus accrued and unpaid interest to the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the Sterling Notes due 2024 using net proceeds from certain equity offerings completed on or prior to November 15, 2019. On or prior to November 15, 2019, we may redeem the Sterling Notes due 2024 at par, including accrued and unpaid interest plus a make-whole premium. We used the net proceeds from the Sterling Notes due 2024 private offering to pay the consideration for the acquisition of Nordic plus related refinancing of Nordic debt assumed in the acquisition.

On March 28, 2017, we paid the Nordic SEK Term Loan of $144.4 million and we paid the Nordic EUR Term Loan of $169.5 million aggregate principal amount in connection with the acquisition of Nordic using proceeds from our Senior Subordinated Notes due 2027 and Sterling Notes due 2024.

In February 2017, we completed an additional public offering of 20,330,874 shares of Class A common stock at a price of $31.50 per share ($640.4 million), resulting in net proceeds of $616.8 million after underwriters commission. We used a portion of the net proceeds to repay the aggregate principal amount of Bridge Loan of $350.0 million.

On February 14, 2017, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, paid on March 27, 2017 to stockholders of record on March 13, 2017. On April 27, 2017, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, paid on June 19, 2017 to stockholders of record on June 5, 2017. We paid dividends and dividend equivalents of $26.3 million during the three months ended June 30, 2017 and paid dividends and dividend equivalents of $19.6 million during the three months ended June 30, 2016. We paid dividends and dividend equivalents of $52.5 million during the six months ended June 30, 2017 and paid dividends and dividend equivalents of $39.4 million during the six months ended June 30, 2016.

On August 3, 2017, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on September 25, 2017 to stockholders of record on September 11, 2017.

As of June 30, 2017, we had $50.0 million of borrowings outstanding under our Revolving Credit Facility and $12.9 million in outstanding standby letters of credit in the ordinary course of business.

Investment in NCM LLC

We hold an investment of 24.7% (37,992,630 common units) in NCM LLC and 200,000 shares of NCM, Inc. accounted for under the equity method as of June 30, 2017. The estimated fair market value of our investment in NCM LLC and NCM, Inc. was approximately $283.5 million, based upon the publicly quoted price per share of NCM, Inc. on June 30, 2017 of $7.42 per share. We have little tax basis in these units, therefore the sale of all these units at June 30, 2017 would require us to report taxable income of approximately $380.2 million, including distributions received from NCM LLC that were previously deferred. We expect that any sales we may make of NCM LLC units would be made in such a manner to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce a portion of any related tax liability. We have classified 14.9 million (approximately $110.5 million) NCM common units as held for sale as of June 30, 2017 which we must sell or otherwise dispose of before December 20, 2017 to reach the 15% ownership level discussed in the Department of Justice Final Judgment. See Note 3 – Investments in Part I Item 1 of this Form 10-Q for additional information about our divestiture requirement for NCM.

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

New Accounting Pronouncements

See Note 13—New Accounting Pronouncements to the Notes to our Consolidated Financial Statements in Item 1 of Part I for further information regarding recently issued accounting standards.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate market risk and foreign currency exchange risk.

Market risk on variable‑rate financial instruments.  At June 30, 2017, we maintained a Senior Secured Credit Facility comprised of a $225.0 million revolving credit facility and $867.4 million of Senior Secured Term Loans due 2022 and $500.0 million of Senior Secured Term Loans due 2023. The Senior Secured Credit Facility provides for borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR + 2.25%. The rate in effect at June 30, 2017 for the outstanding Senior Secured Term Loans due 2022 and 2023 was 3.46% and 3.47% based on LIBOR (2.25% margin plus 0% minimum LIBOR rate) per annum, respectively. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At June 30, 2017, we had $50.0 million variable-rate borrowings outstanding under our revolving credit facility and had an aggregate principal balance of $1,366.2 million outstanding under the Senior Secured Term Loan due 2022 and Senior Secured Term Loans due 2023. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $6.8 million during the six months ended June 30, 2017.

Market risk on fixed-rate financial instruments. Included in long-term corporate borrowings at June 30, 2017 were principal amounts of $230.0 million of our Senior Secured Notes due 2023, $600.0 million of our Notes due 2025, $375.0 million of our Notes due 2022, $595.0 million of our Notes due 2026, $475.0 million of our Notes due 2027, and £500.0 million of our Sterling Notes due 2024. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2023, Notes due 2025, Notes due 2022, Notes due 2026, Notes due 2027 and Sterling Notes due 2024 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2023, Notes due 2025, Notes due 2022, Notes due 2026, Notes due 2027, and Sterling Notes due 2024.

Foreign currency exchange rate risk.    We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our ownership of Odeon and Nordic. Odeon’s revenues and operating expenses are transacted in British Pounds and Euros, and Nordic’s revenues and operating expenses are transacted primarily in Swedish Krona and Euros. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If Odeon and Nordic operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for Odeon and Nordic. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our ownership in Odeon and Nordic as of June 30, 2017, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed, would increase the aggregate net loss of our International markets segment for the three and six months ended June 30, 2017 by approximately $2.4 million and $0.1 million, respectively.

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

(b)Changes in internal control.

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
10.1

Third Amendment to Credit Agreement, dated as of May 9, 2017, by and among AMC Entertainment Holdings, Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Citicorp North America, Inc., as administrative agent (incorporated by reference from Exhibit 4.1 to the Company's Form 8-K (File No. 1 - 33892) filed on May 11, 2017).

10.2

Fourth Amendment to Credit Agreement, dated as of June 13, 2017, by and among AMC Entertainment Holdings, Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Citicorp North America, Inc., as administrative agent  (incorporated by reference from Exhibit 4.1 to the Company's Form 8-K (File No. 1 - 33892) filed on June 13, 2017).

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

AMC ENTERTAINMENT HOLDINGS, INC.

Date: August 7, 2017	/s/ ADAM M. ARON
Adam M. Aron
Chief Executive Officer, Director and President

Date: August 7, 2017	/s/ CRAIG R. RAMSEY
Craig R. Ramsey
Executive Vice President and Chief Financial Officer

Exhibits

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
10.1

Third Amendment to Credit Agreement, dated as of May 9, 2017, by and among AMC Entertainment Holdings, Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Citicorp North America, Inc., as administrative agent (incorporated by reference from Exhibit 4.1 to the Company's Form 8-K (File No. 1 - 33892) filed on May 11, 2017).

10.2

Fourth Amendment to Credit Agreement, dated as of June 13, 2017, by and among AMC Entertainment Holdings, Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Citicorp North America, Inc., as administrative agent  (incorporated by reference from Exhibit 4.1 to the Company's Form 8-K (File No. 1 - 33892) filed on June 13, 2017).

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