Form 10-Q
period 2017-09-30
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2017-11-09
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of shares outstanding as of October 31, 2017
Class A common stock Class B common stock	53,184,885 75,826,927

AMC ENTERTAINMENT HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(unaudited)		(unaudited)
Revenues
Admissions	$753.5	$496.8	$2,332.4	$1,460.6
Food and beverage	361.4	248.9	1,133.1	736.6
Other theatre	63.8	34.1	196.9	112.6
Total revenues	1,178.7	779.8	3,662.4	2,309.8
Operating costs and expenses
Film exhibition costs	364.8	259.1	1,164.2	784.4
Food and beverage costs	60.7	33.9	182.6	102.0
Operating expense	383.2	211.6	1,128.8	613.9
Rent	200.7	121.9	590.9	369.3
General and administrative:
Merger, acquisition and transaction costs	5.6	4.9	57.2	15.1
Other	32.8	19.8	113.4	58.9
Depreciation and amortization	135.2	63.1	393.9	185.8
Operating costs and expenses	1,183.0	714.3	3,631.0	2,129.4
Operating income (loss)	(4.3)	65.5	31.4	180.4
Other expense (income):
Other expense (income)	(0.6)	0.1	(2.3)	—
Interest expense:
Corporate borrowings	60.8	24.6	171.7	74.4
Capital and financing lease obligations	10.6	2.1	31.7	6.4
Equity in (earnings) loss of non-consolidated entities	1.8	(12.0)	199.1	(28.1)
Investment (income) expense	(16.6)	0.2	(21.6)	(9.6)
Total other expense	56.0	15.0	378.6	43.1
Earnings (loss) before income taxes	(60.3)	50.5	(347.2)	137.3
Income tax provision (benefit)	(17.6)	20.1	(136.4)	54.6
Net earnings (loss)	$(42.7)	$30.4	$(210.8)	$82.7
Earnings (loss) per share:
Basic	$(0.33)	$0.31	$(1.65)	$0.84
Diluted	$(0.33)	$0.31	$(1.65)	$0.84
Average shares outstanding:
Basic (in thousands)	131,077	98,194	127,902	98,196
Diluted (in thousands)	131,077	98,284	127,902	98,211
Dividends declared per basic and diluted common share	$0.20	$0.20	$0.60	$0.60

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(unaudited)		(Unaudited)
Net earnings (loss)	$(42.7)	$30.4	$(210.8)	$82.7
Other comprehensive income (loss)
Unrealized foreign currency translation adjustment, net of tax	34.4	0.2	109.3	0.8
Pension and other benefit adjustments:
Amortization of net gain reclassified into general and administrative: other, net of tax	—	—	(0.5)	—
Marketable securities:
Unrealized net holding gain arising during the period, net of tax	0.2	0.2	0.5	0.6
Realized net gain reclassified into investment income, net of tax	—	—	(0.1)	(1.8)
Equity method investees' cash flow hedge:
Unrealized net holding gain (loss) arising during the period, net of tax	0.1	—	—	(0.6)
Realized net loss (gain) reclassified into equity in earnings of non-consolidated entities, net of tax	(1.0)	0.1	(0.9)	0.3
Other comprehensive income (loss)	33.7	0.5	108.3	(0.7)
Total comprehensive income (loss)	$(9.0)	$30.9	$(102.5)	$82.0

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited in millions, except share data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$260.0	$207.1
Restricted cash	6.8	—
Receivables, net	128.9	213.6
Assets held for sale	—	70.4
Other current assets	226.3	192.5
Total current assets	622.0	683.6
Property, net	3,244.5	3,035.9
Intangible assets, net	387.8	365.1
Goodwill	4,889.5	3,933.0
Deferred tax asset, net	222.2	90.4
Other long-term assets	544.7	533.8
Total assets	$9,910.7	$8,641.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$469.1	$501.8
Accrued expenses and other liabilities	337.4	329.0
Deferred revenues and income	284.6	277.2
Current maturities of corporate borrowings and capital and financing lease obligations	89.1	81.2
Total current liabilities	1,180.2	1,189.2
Corporate borrowings	4,277.4	3,745.8
Capital and financing lease obligations	594.4	609.3
Exhibitor services agreement	538.4	359.3
Deferred tax liability, net	47.4	21.0
Other long-term liabilities	847.7	706.5
Total liabilities	7,485.5	6,631.1
Commitments and contingencies
Class A common stock (temporary equity) ($.01 par value, 112,817 shares issued; 76,048 shares outstanding as of September 30, 2017 and 140,014 shares issued; 103,245 shares outstanding as of December 31, 2016)	0.8	1.1
Stockholders’ equity:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 55,002,524 shares issued and 53,934,224 outstanding as of September 30, 2017; 34,236,561 shares issued and outstanding as of December 31, 2016)	0.5	0.3
Class B common stock ($.01 par value, 75,826,927 shares authorized; 75,826,927 shares issued and outstanding as of September 30, 2017 and December 31, 2016)	0.8	0.8
Additional paid-in capital	2,240.0	1,627.3
Treasury stock (1,105,069 shares as of September 30, 2017 and 36,769 shares as of December 31, 2016, at cost)	(17.2)	(0.7)
Accumulated other comprehensive income (loss)	105.8	(2.5)
Accumulated earnings	94.5	384.4
Total stockholders’ equity	2,424.4	2,009.6
Total liabilities and stockholders’ equity	$9,910.7	$8,641.8

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended
	September 30, 2017	September 30, 2016
	(unaudited)
Cash flows from operating activities:
Net earnings (loss)	$(210.8)	$82.7
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	393.9	185.8
Loss on NCM charged to merger, acquisition and transaction costs	22.6	—
Loss on extinguishment of debt	0.5	—
Deferred income taxes	(137.9)	45.6
Amortization of net premium on corporate borrowings	(1.9)	0.2
Amortization of deferred charges to interest expense	9.2	3.8
Theatre and other closure expense	1.1	3.6
Non-cash portion of stock-based compensation	3.9	4.5
Gain on dispositions	(4.5)	(2.7)
Loss on disposition of NCM	22.2	—
Gain on sale of Open Road	(17.2)	—
Repayment of Nordic interest rate swaps	(2.7)	—
Equity in (earnings) and loss from non-consolidated entities, net of distributions	(0.1)	(13.7)
NCM other-than-temporary impairment loss	204.5	—
Landlord contributions	76.4	77.3
Deferred rent	(35.2)	(23.4)
Net periodic benefit cost (credit)	0.6	0.6
Change in assets and liabilities, excluding acquisitions:
Receivables	104.5	51.7
Other assets	(3.6)	0.3
Accounts payable	(116.3)	(116.9)
Accrued expenses and other liabilities	(71.9)	(87.2)
Other, net	(8.2)	(0.9)
Net cash provided by operating activities	229.1	211.3
Cash flows from investing activities:
Capital expenditures	(467.7)	(256.6)
Acquisition of Nordic Cinemas Group, net of cash acquired	(583.5)	—
Acquisition of Starplex Cinemas	—	0.7
Proceeds from sale leaseback transaction	128.4	—
Proceeds from disposition of NCM, Inc. shares, net	89.4	—
Proceeds from disposition of Open Road	9.2	—
Proceeds from disposition of long-term assets	22.5	19.4
Investments in non-consolidated entities, net	(10.0)	(10.5)
Other, net	(3.6)	(1.3)
Net cash used in investing activities	(815.3)	(248.3)
Cash flows from financing activities:
Proceeds from issuance of Senior Subordinated Sterling Notes due 2024	327.8	—
Proceeds from issuance of Senior Subordinated Notes due 2027	475.0	—
Payment of Nordic SEK Term Loan	(144.4)	—
Payment of Nordic EUR Term Loan	(169.5)	—
Net proceeds from equity offering	616.8	—
Borrowings (repayments) under Revolving Credit Facility	60.0	(55.0)
Principal payment of Bridge Loan due 2017	(350.0)	—
Principal payments under Term Loan	(9.1)	(6.6)
Principal payments under capital and financing lease obligations	(54.1)	(6.3)
Cash used to pay for deferred financing costs	(29.8)	(0.8)
Cash used to pay dividends	(78.7)	(59.1)
Taxes paid for restricted unit withholdings	(6.5)	—
Purchase of treasury stock	(16.5)	—
Net cash provided by (used in) financing activities	621.0	(127.8)
Effect of exchange rate changes on cash and equivalents	18.1	(0.1)
Net increase (decrease) in cash and equivalents	52.9	(164.9)
Cash and equivalents at beginning of period	207.1	211.2
Cash and equivalents at end of period	$260.0	$46.3
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (including amounts capitalized of $0.2 million and $0.1 million)	$161.5	$67.9
Income taxes paid, net	$9.6	$4.6
Schedule of non-cash operating and investing activities:
Investment in NCM (See Note 4-Investments)	$235.2	$—
See Note 2-Acquisitions for non-cash activities related to acquisitions

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

As of September 30, 2017, Wanda owned approximately 58.42% of Holdings’ outstanding common stock and 80.82% of the combined voting power of Holdings’ outstanding common stock and has the power to control Holdings’ affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), entering into mergers, sales of substantially all of the Company’s assets and other extraordinary transactions.

Use of Estimates:  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but not limited to: (1) Impairments, (2) Film exhibition costs, (3) Income and operating taxes, (4) Fair value of acquired assets and liabilities, and (5) Gift card and exchange ticket income. Actual results could differ from those estimates.

Principles of Consolidation:  The accompanying unaudited consolidated financial statements include the accounts of Holdings and all subsidiaries, as discussed above, and should be read in conjunction with the Company’s Annual Report on Form 10–K for the year ended December 31, 2016. The accompanying consolidated balance sheet as of December 31, 2016, which was derived from audited financial statements, and the unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10–Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company’s financial position and results of operations. All significant intercompany balances and transactions have been eliminated in consolidation. There are no noncontrolling (minority) interests in the Company’s consolidated subsidiaries; consequently, all of its stockholders’ equity, net earnings (loss) and total comprehensive income (loss) for the periods presented are attributable to controlling interests. Due to the seasonal nature of the Company’s business, results for the year-to-date period ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. The Company manages its business under two reportable segments for its theatrical exhibition operations, U.S. markets and International markets.

Presentation:  In the Consolidated Balance Sheets, assets held for sale within current assets have been presented separately from other current assets in the current year presentation with conforming reclassifications made for the prior period presentation.

Accumulated depreciation and amortization: Accumulated depreciation was $1,106.8 million and $792.3 million, at September 30, 2017 and December 31, 2016, respectively, related to property. Accumulated amortization of intangible assets was $147.1 million and $35.4 million, at September 30, 2017 and December 31, 2016, respectively.

Sale and Leaseback Transaction: On September 14, 2017, the Company completed the sale and leaseback of the real estate assets associated with seven theatres for proceeds net of closing costs of $128.4 million. The gain on sale of approximately $78.2 million has been deferred and will be amortized over the remaining lease term.

Early Adoption of New Accounting Pronouncements: The Company early adopted the provisions of Accounting Standards Update (“ASU”) No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), as of the third quarter of 2017 on a prospective basis. The adoption of ASU 2017-04 was preferable because it simplifies how the Company is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. The Company performed an interim goodwill impairment test during the third quarter of 2017 due to the recent declines in equity values of the Company’s publicly traded stock.  As a result of this test, the Company did not record a goodwill impairment loss during the nine months ended September 30, 2017. See Note 3—Goodwill for further information regarding the interim goodwill impairment test and Management’s Discussion and Analysis —New Accounting Pronouncements for further information on ASU 2017-04.

In January 2017, the Financial Accounting Standards Board issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The Company early adopted the standard in the third quarter of 2017 on a prospective basis and it did not have a material impact on the Company’s consolidated financial position, cash flows, or results of operations.

NOTE 2—ACQUISITIONS

Nordic Cinema Group Holding AB

On March 28, 2017, the Company completed the acquisition of Nordic Cinema Group Holding AB (“Nordic”) for cash. The purchase price for Nordic was approximately SEK 5,756 million ($654.9 million), which includes payment of interest on the equity value and repayment of shareholder loans. As a result of the acquisition, the Company assumed the indebtedness of Nordic of approximately SEK 1,269 million ($144.4 million) and indebtedness of approximately €156 million ($169.5 million) as of March 28, 2017, which was refinanced subsequent to the acquisition. The Company also assumed approximately SEK 13.5 million ($1.6 million) and approximately €1.0 million ($1.1 million) of interest rate swaps related to the indebtedness which were repaid following the acquisition. All amounts have been converted into US Dollar amounts assuming an SEK/USD exchange rate of 0.11378 and an EUR/USD exchange rate of 1.0865, which were the exchange rates on March 27, 2017. Nordic operated 71 theatres, 467 screens, and approximately 67,000 seats in nearly 50 large and medium-sized cities in the Nordic and Baltic nations, and holds a substantial minority investment in another 51 associated theatres with 216 screens, to which Nordic provides a variety of shared services. Nordic is the largest theatre operator in Scandinavia and the Nordic and Baltic Regions of Europe. Nordic operates or holds partial interests in theatres in seven countries in the northern region of Europe: Sweden, Finland, Estonia, Latvia, Lithuania, Norway and Denmark.

The acquisition is being treated as a purchase in accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805, Business Combinations”), which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management’s judgment after evaluating several factors, including a preliminary valuation assessment. Because the values assigned to assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10–Q, amounts may be adjusted during the measurement period of up to twelve months from the date of acquisition as further information becomes available. Any changes in the fair values of assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. The allocation of purchase price is preliminary and subject to changes as appraisals of tangible and intangible assets and liabilities including working capital are finalized, purchase price adjustments are completed and additional information regarding the tax bases of assets and liabilities at the acquisition date becomes available. The following is a summary of a preliminary allocation of the purchase price:

(In millions)	March 28, 2017	Changes	September 30, 2017
Cash	$70.5	$0.9	$71.4
Restricted cash	—	5.9	5.9
Receivables	25.0	(11.6)	13.4
Other current assets	14.0	8.9	22.9
Property (1)	89.8	54.8	144.6
Intangible assets (1) (4)	—	23.8	23.8
Goodwill (2)	872.1	(78.5)	793.6
Deferred tax asset	5.5	(5.1)	0.4
Other long-term assets	41.0	27.5	68.5
Accounts payable	(30.3)	0.1	(30.2)
Accrued expenses and other liabilities	(26.5)	(6.0)	(32.5)
Deferred revenues and income	(43.5)	—	(43.5)
Term Loan Facility (SEK)	(144.4)	—	(144.4)
Term Loan Facility (EUR)	(169.5)	—	(169.5)
Capital lease and financing lease obligations (1)(3)	(29.2)	14.1	(15.1)
Deferred tax liability	(5.2)	(16.9)	(22.1)
Other long-term liabilities (5)	(14.4)	(17.9)	(32.3)
Total estimated purchase price	$654.9	$—	$654.9

(1)

Amounts recorded for property include land, buildings, capital lease assets, leasehold improvements, furniture, fixtures and equipment. During the nine months ended September 30, 2017, the Company recorded measurement period adjustments primarily related to the preliminary valuation of property, intangible assets, equity method investments, financing lease obligations and related tax adjustments.

(2)	Amounts recorded for goodwill are not expected to be deductible for tax purposes.

(3)	Including current portion of approximately $3.5 million.

(4)	Additional information for intangible assets acquired on March 28, 2017 is presented below:

	Weighted Average	Gross
(In millions)	Amortization Period	Carrying Amount
Acquired intangible assets:
Amortizable intangible assets:
Favorable leases	7.0 years	$3.2
Favorable subleases	4.5 years	1.3
Screen advertising agreement	5.0 years	8.3
Trade name agreement	4.0 years	1.0
Total, amortizable	5.3 years	$13.8
Unamortized intangible assets:
Trade names		$10.0

(5)	Amounts recorded for other long-term liabilities include unfavorable leases of approximately $18.5 million.

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

During the three and nine months ended September 30, 2017, the Company incurred acquisition-related and transition costs for Nordic of approximately $0.6 million and $8.9 million, respectively, which were included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations. The revenues for Nordic during the three and nine months ended September 30, 2017 were $80.2 million and $152.6 million, respectively, and net earnings (loss) was an immaterial amount for the three and nine months ended September 30, 2017.

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

The acquisition is being treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management’s judgment after evaluating several factors, including a preliminary valuation assessment. Because the values assigned to assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10–Q, amounts may be adjusted during the measurement period of up to twelve months from the date of acquisition as further information becomes available. Any changes in the fair values of assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. The allocation of purchase price is preliminary and subject to changes as appraisals of tangible and intangible assets and liabilities including working capital are finalized, purchase price adjustments are completed and additional information regarding the tax bases of assets and liabilities at the acquisition date becomes available. The following is a summary of a preliminary allocation of the purchase price:

(In millions)	November 30, 2016	Changes	September 30, 2017
Cash	$41.6	$—	$41.6
Receivables	26.2	—	26.2
Other current assets	58.1	—	58.1
Property (1)	755.9	(20.1)	735.8
Intangible assets (2)	112.1	—	112.1
Goodwill (3)	898.6	21.3	919.9
Deferred tax asset	18.7	—	18.7
Other long-term assets	29.6	—	29.6
Accounts payable	(78.9)	—	(78.9)
Accrued expenses and other liabilities	(118.2)	—	(118.2)
Deferred revenues and income	(20.4)	0.8	(19.6)
9% Senior Secured Note GBP due 2018	(382.9)	—	(382.9)
4.93% Senior Secured Note EUR due 2018	(213.7)	—	(213.7)
Capital lease and financing lease obligations (4)	(365.3)	(2.0)	(367.3)
Deferred tax liability	(21.3)	—	(21.3)
Other long-term liabilities (5)	(103.0)	—	(103.0)
Total estimated purchase price	$637.1	$—	$637.1

(1)

Amounts recorded for property include land, buildings, capital lease assets, leasehold improvements, furniture, fixtures and equipment. During the nine months ended September 30, 2017, the Company recorded measurement period adjustments primarily related to the preliminary valuation of property and financing lease obligations. During the nine months ended September 30, 2017, the Company sold one theatre and reduced the carrying value to fair value.

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

During the three and nine months ended September 30, 2017,  the Company incurred acquisition-related and transition costs for Odeon of approximately $1.5 million and $6.4 million, respectively, which were included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations. The revenues for Odeon during the three and nine months ended September 30, 2017 were $251.4 million and $760.2 million, respectively, and the net loss was $9.4 million and $14.9 million, respectively.

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

The acquisition is being treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management’s judgment after evaluating several factors, including a preliminary valuation assessment. Because the values assigned to assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10–Q, amounts may be adjusted during the measurement period of up to twelve months from the date of acquisition as further information becomes available. Any changes in the fair values of assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. The allocation of purchase price is preliminary and subject to changes as appraisals of tangible and intangible assets and liabilities including working capital are finalized, purchase price adjustments are completed and additional information regarding the tax bases of assets and liabilities at the acquisition date becomes available. The following is a summary of a preliminary allocation of the purchase price:

(In millions)	December 21, 2016	Changes		September 30, 2017
Cash	$86.5	$		$86.5
Receivables	12.3		—	12.3
Other current assets	14.2		—	14.2
Property (1)	719.6		(2.8)	716.8
Intangible assets (2)	25.9		—	25.9
Goodwill (3)	624.8		2.5	627.3
Other long-term assets	19.4		—	19.4
Accounts payable	(37.0)		—	(37.0)
Accrued expenses and other liabilities	(53.0)		0.2	(52.8)
Deferred revenues and income	(19.9)		—	(19.9)
Deferred tax liability	(19.5)		1.5	(18.0)
6% Senior Secured Notes due 2023	(242.1)		—	(242.1)
Capital and financing lease obligations (4)	(222.0)		(2.0)	(224.0)
Other long-term liabilities (5)	(51.0)		0.6	(50.4)
Total estimated purchase price	$858.2		$—	$858.2

(1)

Amounts recorded for property includes land, buildings, capital lease assets, leasehold improvements, furniture, fixtures and equipment. During the nine months ended September 30, 2017, the Company sold 13 theatres and reduced the carrying value to fair value.

(2)	Amounts recorded for intangible assets include favorable leases and trade name.

(3)	Amounts recorded for goodwill are not expected to be deductible for tax purposes.

(4)	Including current portion of approximately $30.4 million.

(5)	Amounts recorded for other long-term liabilities include unfavorable leases of approximately $50.4 million.

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

During the three and nine months ended September 30, 2017, the Company incurred acquisition-related and transition costs for Carmike of approximately $1.5 million and $14.7 million, respectively, which were included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations. Carmike was acquired on December 21, 2016 and the Company immediately began integrating the operations. The revenues for the three and nine months ended September 30, 2017 were $148.8 million and $516.8 million, respectively, and the net loss was $(16.1) million and $(7.9) million, respectively.

Department of Justice Final Judgment - In connection with the acquisition of Carmike the Company entered into a Final Judgment with the United States Department of Justice (“DOJ”) on March  7, 2017, pursuant to which the Company agreed to take certain actions to enable it to complete its acquisition of Carmike, including the divestiture of 17 movie theatres (and certain related assets) in the 15 local markets where the Company and Carmike are direct competitors to one or more acquirers acceptable to the DOJ (the Company received gross proceeds of $25.1 million related to divested theatre assets that were held for sale and sold during the nine months ended September 30, 2017); establish firewalls to ensure the Company does not obtain National CineMedia, LLC’s (“NCM LLC”), National CineMedia, Inc. (“NCM, Inc” and collectively with NCM LLC “NCM”) Screenvision’s or other exhibitors competitively sensitive information; relinquish seats on NCM’s board of directors and all other NCM governance rights; and transfer 24 theatres comprising 384 screens (which represent less than 2% of NCM’s total network) to the Screenvision network. This includes five Carmike theatres that implemented the Screenvision network prior to completion of the Carmike acquisition, an AMC theatre required to extend its existing term with the Screenvision network, and an AMC theatre that was also included in the divestitures. The settlement agreement also requires the Company to divest the majority of its equity interests in NCM LLC, so that by June 20, 2019, it owns no more than 4.99% of NCM’s outstanding equity interests on a fully converted basis per the following schedule: (i) on or before December 20, 2017, AMC must own no more than 15% of NCM’s outstanding equity interests; (ii) on or before December 20, 2018, AMC must own no more than 7.5% of NCM’s outstanding equity interests; and (iii) on or before June 20, 2019 AMC must own no more than 4.99% of NCM’s outstanding equity interests. The Company sold 14,800,000 NCM, Inc. common shares during the three months ended September 30, 2017 and has satisfied the DOJ divestiture requirements related to NCM for calendar 2017 as calculated pursuant to the Final Judgment.  In addition, in accordance with the terms of the settlement, effective December 20, 2016, Craig R. Ramsey, executive vice president and Chief Financial Officer of the Company, resigned his position as a member of the Board of Directors of NCM, Inc.

Pro Forma Results of Operations (Unaudited)

The following selected comparative unaudited pro forma results of operation information for the three months and nine months ended September 30, 2017 and September 30, 2016 assumes that the Odeon, Carmike, and Nordic acquisitions occurred at the beginning of 2016, and reflects the full results of operations for the years presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Odeon, Carmike, and Nordic to reflect the preliminary fair value adjustments to property and equipment and financing obligations. The pro forma financial information presented includes the effects of adjustments related to preliminary values assigned to long-lived assets, including depreciation charges from acquired property and equipment, interest expense and incremental shares issued from financing the acquisitions and the related income tax effects and the elimination of Carmike and AMC historical revenues and expenses for theatres in markets that were divested as required by the Department of Justice. Merger, acquisition and transaction costs directly related to the acquisitions have not been removed.

	Pro Forma Three Months Ended		Pro Forma Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Revenues	$1,178.7	$1,307.3	$3,739.2	$3,908.7
Operating income (loss)	$(4.3)	$61.2	$38.4	$185.7
Net earnings (loss)	$(42.7)	$(25.1)	$(209.0)	$(91.0)
Income (loss) per share:
Basic	$(0.33)	$(0.19)	$(1.63)	$(0.69)
Diluted	$(0.33)	$(0.19)	$(1.63)	$(0.69)

NOTE 3—GOODWILL

The following table summarizes the changes in goodwill by reportable operating segment for the nine months ended September 30, 2017:

(In millions)	U.S. Markets	International Markets (2)	Total
Balance as of December 31, 2016	$3,044.8	$888.2	$3,933.0
Acquisition of Nordic	—	872.1	872.1
Adjustments to acquisition of Nordic Cinemas (1)	—	(78.5)	(78.5)
Adjustments to acquisition of Odeon Cinemas (1)	—	21.3	21.3
Adjustments to acquisition of Carmike Cinemas (1)	2.5	—	2.5
Effect of foreign currency exchange	—	139.1	139.1
Balance as of September 30, 2017	$3,047.3	$1,842.2	$4,889.5

(1)	Change in goodwill from purchase price allocations adjustments. See Note 2—Acquisitions for further information.
(2)	As of September 30, 2017, the goodwill for the Odeon Theatres reporting unit and the Nordic Theatres reporting unit was $987.2 and $855.0, respectively.

The Company evaluates goodwill for impairment annually as of the beginning of the fourth fiscal quarter and any time an event occurs or circumstances change that would more likely than not reduce the fair value for a reporting unit below its carrying amount. A decline in our common stock price and the resulting impact on market capitalization is one of several qualitative factors we consider when making this evaluation. Based on recent declines in the trading price of the Company’s Class A common stock, the Company performed an interim goodwill impairment test during the third quarter of 2017. See Note 1—Basis of Presentation regarding the change in accounting principle.

The Company believes the decline in market capitalization was precipitated by poor box office performance during 2017 and other uncertainties affecting the outlook for performance by the Company and the industry. The Company has three reporting units that were separately evaluated for possible goodwill impairment. Those reporting units include the U.S. Markets Domestic Theatres and the International Markets Odeon Theatres and Nordic Theatres.  Management estimated fair value of each reporting unit using an equally weighted combination of the income approach which utilizes discounted cash flows and the market approach which utilizes market comparable multiples of cash flows.

NOTE 4—INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the Consolidated Balance Sheets in other long-term assets. Investments in non-consolidated affiliates as of September 30, 2017 include a 15.2% interest in NCM LLC, a 29.0% interest in Digital Cinema Implementation Partners, LLC (“DCIP”), a 14.6% interest in Digital Cinema Distribution Coalition, LLC (“DCDC”), a 32.0% interest in AC JV, LLC (“AC JV”), owner of Fathom Events, a 16.8% interest in SV Holdco LLC, owner of Screenvision, a 50.0% interest in Digital Cinema Media (“DCM”), 50.0% interest in five U.S. motion picture theatres and one IMAX® screen and approximately 50.0% interest in 51 theatres in Europe acquired in the Nordic acquisition. Indebtedness held by equity method investees is non-recourse to the Company.

RealD Inc. Common Stock.  During the nine months ended September 30, 2016, the Company sold all of its 1,222,780 shares in RealD Inc. and recognized a gain on sale of $3.0 million.

Dreamscape and Central Services Studios Preferred Stock.  During the three months ended September 30, 2017, the Company invested $5.0 million in the non-public preferred shares of Dreamscape Immersive, Inc. (“Dreamscape”) and invested $5.0 million in the non-public preferred shares Central Services Studios, Inc. (“Central Services Studios”) as a part of its virtual reality technologies strategy. The Company will invest an additional $5.0 million in preferred shares in each of Dreamscape and Central Services Studios in January 2018. The Company does not have significant influence over these entities and will follow the cost method of accounting.

Equity in Earnings (Loss) of Non-Consolidated Entities

Aggregated condensed financial information of the Company’s significant non-consolidated equity method investments (DCIP and NCM) is shown below:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues	$156.3	$161.8	$417.9	$438.7
Operating costs and expenses	99.3	110.9	303.6	321.4
Net earnings	$57.0	$50.9	$114.3	$117.3

The components of the Company’s recorded equity in earnings (loss) of non-consolidated entities are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
National CineMedia (1)	$(11.1)	$3.4	$(216.8)	$6.2
Digital Cinema Implementation Partners, LLC	6.0	7.9	21.2	20.6
Open Road	0.9	—	(8.0)	—
Other	2.4	0.7	4.5	1.3
The Company’s recorded equity in earnings (loss) (1)	$(1.8)	$12.0	$(199.1)	$28.1

(1)

Equity in earnings (loss) of non-consolidated entities includes an other-than-temporary impairment of the Company’s investment in NCM LLC and NCM, Inc. of $204.5 million for the nine months ended September 30, 2017. The other-than-temporary impairment charge under the U.S. markets segment reflects recording our units and shares at the publicly quoted per share price on June 30, 2017 of $7.42 based on the Company’s determination that the decline in the price per share during the respective quarter was other than temporary.

NCM Transactions.  On September 7, 2017, the Company converted 14,600,000 common membership units in NCM LLC to common shares of NCM, Inc. On September 18, 2017, the Company entered into an agreement to sell 12,000,000 common shares in NCM Inc. for approximately $73.1 million, representing a price per share of $6.09 per share. The sale was completed on September 20, 2017 and the Company recognized a loss on sale of approximately $17.9 million including transaction costs on the sale of these units. On September 29, 2017, the Company sold its remaining 2,800,000 common shares of NCM, Inc. for approximately $18.2 million, representing a price per share of $6.49. The Company recognized a loss on sale of approximately $3.1 million including transaction costs on the sale of these units. As of September 30, 2017, the Company owned 23,392,630 common membership units, or a 15.2% interest, in NCM LLC and no common shares of NCM, Inc. The estimated fair market value of the common units in NCM LLC was approximately $163.3 million based on the publicly quoted price per share of NCM, Inc. on September 29, 2017 of $6.98 per share.

The Company recorded the following related party transactions with NCM:

	As of	As of
(In millions)	September 30, 2017	December 31, 2016
Due from NCM for on-screen advertising revenue	$1.7	$2.6
Due to NCM for Exhibitor Services Agreement	6.7	1.4
Promissory note payable to NCM	4.2	4.2

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net NCM screen advertising revenues	$6.7	$10.4	$28.0	$31.1
NCM beverage advertising expense	1.7	1.5	5.3	4.5

The Company recorded the following changes in the carrying amount of its investment in NCM, LLC and equity in loss of NCM, LLC during the nine months ended September 30, 2017:

			Accumulated			G&A: Mergers
		Exhibitor	Other			and
	Investment	Services	Comprehensive	Cash	Equity in	Acquisitions	Advertising
(In millions)	in NCM (1)	Agreement (2)	(Income)/Loss	Received	Loss (3)	Expense	(Revenue)
Ending balance at December 31, 2016	$323.9	$(359.2)	$(4.0)
Receipt of common units	235.2	(235.2)	—
Receipt of excess cash distributions	(20.5)	—	—	$20.5	$—	$—	$—
Surrender of common units for transferred theatres	(36.4)	35.7	—	—	0.7	—	—
Surrender of common units for make whole agreement	(23.1)	—	—	—	0.5	22.6	—
Other-than-temporary impairment loss - held for sale (4)	(203.3)	—	—	—	203.3	—	—
Units exchanged for NCM, Inc. common shares	(109.1)	—	—	—	—
Equity in earnings	8.4	—	1.5	—	(9.9)	—	—
Amortization of ESA	—	20.4	—	—	—	—	(20.4)
For the period ended or balance as of September 30, 2017	$175.1	$(538.3)	$(2.5)	$20.5	$194.6	$22.6	$(20.4)

(1)	The following table represents AMC’s investment in common membership units including units received under the Common Unit Adjustment Agreement dated as of February 13, 2007:

	Common
	Membership Units		Common Shares
	Tranche 1	Tranche 2 (a)	NCM, Inc.
Beginning balance at December 31, 2012	17,323,782	—
Additional units received in the quarter ended June 30, 2013	—	1,728,988
Additional units received in the quarter ended June 30, 2014	—	141,731
Additional units received in the quarter ended June 30, 2015	—	469,163
Additional units received in the quarter ended December 31, 2015	—	4,399,324
Units exchanged for NCM, Inc. shares in December 2015	—	(200,000)	200,000
Additional units received in the quarter ended March 31, 2017	—	18,787,315
Surrender of units for transferred theatres in March 2017	—	(2,850,453)
Surrender of units for exclusivity waiver in March 2017	—	(1,807,220)
Conversion of units to NCM, Inc. common shares in September 2017	—	(14,600,000)	14,600,000
Sale of NCM, Inc. common shares in September 2017	—	-	(14,800,000)
Ending balance at September 30, 2017	17,323,782	6,068,848	—

(a)

The additional units received in June 2013, June 2014, June 2015, December 2015, and March 2017 were measured at fair value (Level 1) using NCM, Inc.’s stock price of $15.22,  $15.08,  $14.52,  $15.75 and $12.52, respectively.

(2)

Represents the unamortized portion of the Exhibitor Services Agreement (“ESA”) with NCM. Such amounts are being amortized to other theatre revenues over the remainder of the 30-year term of the ESA ending in 2037, using a units-of-revenue method, as described in ASC 470-10-35 (formerly EITF 88-18, Sales of Future Revenues).

(3)

Excludes an other-than-temporary impairment loss of $1.2 million related to the Company’s common stock investment in NCM, Inc. See Note 8–Fair Value Measurements for further information regarding an other-than-temporary impairment losses.

(4)

The Company recorded an other-than-temporary impairment loss for NCM, Inc. of $1.2 million and NCM LLC of $203.3 million for a total other-than-temporary impairment of $204.5 million during the nine months ended September 30, 2017. The other-than-temporary impairment charges reflect recording our units and shares at the publicly quoted per share price on June 30, 2017 of $7.42 based on the Company’s determination that the decline in the price per share during the second quarter was other than temporary. See Note 8–Fair Value Measurements for further information regarding an other-than-temporary impairment loss.

		Cash	NCM Inc.
	Investment in	Received	Equity in
(In millions)	NCM Inc.	(Paid)	Loss
Ending balance at December 31, 2016	$2.7	$—	$—
Receipt of cash dividends	(0.1)	0.1	—
Other-than-temporary impairment loss	(1.2)	—	1.2
NCM, LLC Units exchanged for NCM Inc. Common Shares	109.1	—	—
Net proceeds from sale of NCM Inc. Common Shares	—	89.4	(89.4)
Carrying value of NCM Inc. shares sold	(110.5)	—	110.5
Ending balance September 30, 2017	$—	$89.5	$22.3

During the nine months ended September 30, 2017 and September 30, 2016, the Company recorded investment income, net of related amortization of $5.5 million and $7.2 million, respectively, related to the NCM tax receivable agreement.

NCM Agreement

On March 9, 2017, the Company reached an agreement with NCM to implement the requirements of the final judgment entered in connection with the DOJ approval of the Carmike transaction, as discussed in Note 2–Acquisitions. Pursuant to the agreement, the Company received 18,425,423 NCM LLC common units in March 2017 related to annual attendance at the Carmike theatres and 361,892 NCM LLC common units related to the 2016 common unit adjustment.

Because the Carmike theatres were subject to a pre-existing agreement with a third party and will not receive advertising services from NCM, the Company will be obligated to make quarterly payments to NCM reflecting the estimated value of the advertising services at the Carmike theatres as if NCM had provided such services. The quarterly payments will continue until the earlier of (i) the date the theatres are transferred to the NCM network or (ii) expiration of the ESA with NCM. All calculations will be made pursuant to the terms of the existing ESA and Common Unit Adjustment Agreement with NCM. With regard to the existing AMC theatres on the NCM network that are required under the final judgment to be transferred to another advertising provider, the Company returned 2,850,453 (valued at $36.4 million) NCM common units to NCM in March 2017, calculated under the Common Unit Adjustment Agreement as if such theatres had been disposed of on March 3, 2017. The Company is not obligated to make quarterly payments with respect to the transferred theatres. In addition, the Company returned 1,807,220 additional NCM LLC common units (valued at $22.6 million) in exchange for a waiver of exclusivity by NCM as to the required transferred theatres for the term of the final judgment, which was classified as general and administrative: Merger, acquisition and transaction costs when the common units were returned to NCM during the three months ended March 31, 2017. The Company recorded a loss of $1.2 million on the return of NCM LLC common units as per the Common Unit Adjustment Agreement and exclusivity waiver for the difference between the average carrying value of the units and the fair value on the date of return. As a result of the agreement, the Company received 14,129,642 net additional NCM LLC common units, valued at $176.9 million based on the market price of NCM, Inc. stock on March 16, 2017 of $12.52. Due to the structure of the transactions, the Company will no longer anticipate recognizing taxable gain upon receipt of new NCM common units. The Company also agreed to reimburse NCM up to $1.0 million for expenses related to the negotiation of this agreement. The Company sold 14,800,000 NCM, Inc. shares during the three months ended September 30, 2017 and has satisfied the DOJ divestiture requirements related to NCM dispositions for calendar 2017. The Company recorded in: Equity in (earnings) loss of non-consolidated entities an other-than-temporary impairment charge of $204.5 million to reduce the carrying value of its investment in NCM to Level 1 fair value during the nine months ended September 30, 2017. The other-than-temporary impairment charge reflects recording our units and shares at the publicly quoted per share price on June 30, 2017 of $7.42 based on the Company’s determination that the decline in the price per share during the respective quarter was other than temporary.

Digital Cinema Media.  The Company acquired its equity investment in DCM on November 30, 2016 in connection with the acquisition of Odeon. The Company receives advertising services from DCM for its Odeon theatres in International markets through a joint venture in which it has a 50% ownership interest. During the three and nine months ended September 30, 2017, the Company recorded revenue of $5.7 million and $17.8 million, respectively, and a recorded receivable as of September 30, 2017 of $0.8 million for cinema advertising.

DCIP Transactions.  The Company pays equipment rent monthly and records the equipment rental expense on a straight-line basis over 12 years.

The Company recorded the following related party transactions with DCIP:

	As of	As of
(In millions)	September 30, 2017	December 31, 2016
Due from DCIP for equipment and warranty purchases	$2.6	$2.1
Deferred rent liability for digital projectors	8.2	8.4

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Digital equipment rental expense	$1.4	$1.4	$4.3	$3.8

Open Road Transactions.  During the three and nine months ended September 30, 2017, the Company recorded additional equity earnings (loss) in Open Road Releasing, LLC (“Open Road”) of $0.9 million and $(8.0) million, respectively, related to certain advances to and on behalf of Open Road.

On August 4, 2017, the Company and Regal Entertainment Group consummated a transaction for the sale of all the issued and outstanding ownership interests in Open Road for total proceeds of $28.8 million of which the Company received $14.0 million in net proceeds after transaction expenses for its 50% investment including collection of amounts due from Open Road of $4.8 million and recognized a gain on sale of $17.2 million. The Company and Open Road have entered into a new marketing agreement with respect to films released by Open Road after the closing date.

AC JV Transactions.    The Company recorded the following related party transactions with AC JV:

	As of	As of
(In millions)	September 30, 2017	December 31, 2016
Due to AC JV for Fathom Events programming	$1.5	$0.6

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Film exhibition costs:
Gross exhibition cost on Fathom Events programming	$2.2	$2.1	$9.0	$5.8

Screenvision Transactions.    The Company recorded the following related party transactions with Screenvision:

	As of	As of
(In millions)	September 30, 2017	December 31, 2016
Due from Screenvision for on-screen advertising revenue	$1.6	$1.7

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Screenvision screen advertising revenues	$3.5	$0.2	$9.9	$0.7

NOTE 5—CORPORATE BORROWINGS

A summary of the carrying value of corporate borrowings and capital and financing lease obligations is as follows:

(In millions)	September 30, 2017	December 31, 2016
Revolving Credit Facility Due 2020 (5.75% as of September 30, 2017)	$60.0	$—
Senior Secured Credit Facility-Term Loan due 2022 (3.48% as of September 30, 2017)	865.2	871.8
Senior Secured Credit Facility-Term Loan due 2023 (3.48% as of September 30, 2017)	497.5	500.0
Bridge Loan Agreement due 2017 (7%)	—	350.0
5.0% Promissory Note payable to NCM due 2019	4.2	4.2
5.875% Senior Subordinated Notes due 2022	375.0	375.0
6.0% Senior Secured Notes due 2023	230.0	230.0
6.375% Senior Subordinated Notes due 2024 (£500 million par value)	669.7	308.4
5.75% Senior Subordinated Notes due 2025	600.0	600.0
5.875% Senior Subordinated Notes due 2026	595.0	595.0
6.125% Senior Subordinated Notes due 2027	475.0	—
Capital and financing lease obligations, 5.75% - 11.5%	668.3	675.4
Deferred charges	(106.6)	(82.9)
Net premiums	27.6	9.4
	4,960.9	4,436.3
Less: current maturities	(89.1)	(81.2)
	$4,871.8	$4,355.1

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

On February 13, 2017, the Company repaid the aggregate principal amount of Interim Bridge Loans of $350.0 million with a portion of the proceeds from its public offering of shares of Holdings Class A common stock, as discussed in Note 6–Stockholders’ Equity. The Company recorded a loss of $0.4 million in other income, which included a write-off of deferred financing costs of $3.7 million, partially offset by a refund of fees of $3.3 million on the extinguishment of indebtedness related to the redemption of the interim bridge loan.

Third Amendment to Credit Agreement

On May 9, 2017, the Company entered into the Third Amendment to Credit Agreement with Citicorp North America, Inc., as administrative agent and the other lenders party thereto (the Third Amendment”), amending the Credit Agreement dated as of April 30, 2013. The Third Amendment decreased the applicable margin for the term loans outstanding under the Credit Agreement from 1.75% to 1.25% with respect to base rate borrowings and 2.75% to 2.25% with respect to LIBOR borrowings. The Company expensed $1.0 million during the nine months ended September 30, 2017 for third party fees related to the Third Amendment to the Company’s Senior Secured Credit Agreement.

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

On March 17, 2017, in connection with the issuance of the Notes due 2027, the Company entered into a registration rights agreement. Subject to the terms of the registration rights agreement, the Company is required to (1) file one or more registration statements with the SEC not later than 270 days from the issuance date with respect to the registered offer to exchange the notes for new notes of the Company having terms identical in all material respects to the notes and (2) use its commercially reasonable efforts to cause the exchange offer registration statement to be declared effective under the Securities Act within 365 days of the issuance date. The Company filed its Form S–4 registration statement related to the registration rights agreement with the Securities and Exchange Commission on April 19, 2017, and it was declared effective June 7, 2017. All of the original notes were exchanged as of July 12, 2017.

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

On March 17, 2017, in connection with the issuance of the additional Sterling Notes due 2024, the Company entered into a registration rights agreement. Subject to the terms of the registration rights agreement, the Company is required to (1) file one or more registration statements with the SEC not later than 270 days from November 8, 2016 with respect to the registered offer to exchange the notes for new notes of the Company having terms identical in all material respects to the notes and (2) use its commercially reasonable efforts to cause the exchange offer registration statement to be declared effective under the Securities Act within 365 days of November 8, 2016. The Company filed its Form S–4 registration statement related to the registration rights agreement with the Securities and Exchange Commission on April 19, 2017, and it was declared effective June 7, 2017. All of the original notes were exchanged as of July 12, 2017.

As of September 30, 2017, the Company was in compliance with all financial debt covenants.

NOTE 6—STOCKHOLDERS’ EQUITY

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

Dividends

The following is a summary of dividends and dividend equivalents paid to stockholders during the nine months ended September 30, 2017:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 14, 2017	March 13, 2017	March 27, 2017	$0.20	$26.2
April 27, 2017	June 5, 2017	June 19, 2017	0.20	26.5
August 3, 2017	September 11, 2017	September 25, 2017	0.20	26.5

During the nine months ended September 30, 2017, the Company paid dividends and dividend equivalents of $78.7 million, decreased additional paid-in capital for 191,429 shares surrendered to pay payroll and income taxes of $6.4 million and accrued $0.9 million for the remaining unpaid dividends at September 30, 2017. The aggregate dividends declared for Class A common stock and Class B common stock, were approximately $33.7 million and $45.7 million, respectively.

On October 27, 2017, Holdings’ Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on December 18, 2017 to stockholders of record on December 4, 2017.

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

Treasury Stock

On August 3, 2017, Holdings’ Board of Directors approved a  $100.0 million share repurchase program to repurchase AMC Class A common stock over a two-year period.

Repurchases may be made at management's discretion from time to time through open-market transactions including block purchases, through privately negotiated transactions, or otherwise over the next two years in accordance with all applicable securities laws and regulations. The extent to which AMC repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements, and other corporate considerations, as determined by AMC’s management team. Repurchases may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares and may be suspended for periods or discontinued at any time. During the three months ended September 30, 2017, the Company repurchased 1,068,300 shares of AMC Class A common stock at cost of $16.5 million. As of September 30, 2017, the Company had approximately $83.5 million remaining under its repurchase authorization.

Subsequent to September 30, 2017 through October 31, 2017, the Company repurchased 826,905 shares of its common stock under the August 3, 2017 repurchase authorization. These shares were repurchased for approximately $11.9 million, at an average share price of $14.39. As of October 31, 2017, the Company had approximately $71.6 million remaining authorized for repurchase.

Related Party Transactions

As of September 30, 2017, and December 31, 2016, the Company recorded a receivable due from Wanda of $0.1 million and $10.6 million, respectively, for reimbursement of general administrative and other expense incurred on behalf of Wanda and a pledged capital contribution. During the nine months ended September 30, 2017, the Company recorded $0.4 million of cost reductions for general and administrative services provided on behalf of Wanda. Wanda owns Legendary Entertainment, a motion picture production company. The Company will occasionally play Legendary’s films in its theatres as a result of transactions with independent film distributors.

Temporary Equity

Certain members of management have the right to require Holdings to repurchase the Class A common stock held by them under certain limited circumstances pursuant to the terms of a stockholders’ agreement. Beginning on January 1, 2016 (or upon the termination of a management stockholder’s employment by the Company without cause, by the management stockholder for good reason, or due to the management stockholder’s death or disability) management stockholders will have the right, in limited circumstances, to require Holdings to purchase shares that are not fully and freely tradeable at a price equal to the price per share paid by such management stockholder with appropriate adjustments for any subsequent events such as dividends, splits, or combinations. The shares of Class A common stock, subject to the stockholder agreement, are classified as temporary equity, apart from permanent equity, as a result of the contingent redemption feature contained in the stockholder agreement. The Company determined the amount reflected in temporary equity for the Class A common stock based on the price paid per share by the management stockholders and Wanda on August 30, 2012, the date Wanda acquired Holdings.

During the nine months ended September 30, 2017, a former employee who held 27,197 shares, relinquished his put right, therefore the related share amount of $0.3 million was reclassified to additional paid in capital, a component of stockholders’ equity.

Stock-Based Compensation

Holdings adopted a stock-based compensation plan in December of 2013.

The Company recognized stock-based compensation expense of $(0.1) million and $1.7 million within general and administrative: other during the three months ended September 30, 2017 and 2016, respectively, and $3.9 million and $4.5 million during the nine months ended September 30, 2017 and 2016, respectively. The Company’s financial statements reflect an increase to additional paid-in capital related to stock-based compensation of $2.2 million during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, the Company determined that achieving the three-year performance thresholds of the 2016 Performance Stock Units was improbable and reversed $2.0 million of stock-based compensation expense and ceased accruing any additional expense on these units. If the Company later determines that the performance thresholds of the 2016 Performance Stock Units is probable, then historical expense would be reinstated and accruals would resume.

During the three months ended September 30, 2017, the Company determined that achieving the three-year performance thresholds of the 2017 Performance Stock Units was improbable and reversed $1.8 million of stock-based compensation expense and ceased accruing any additional expense on these units. If the Company later determines that the performance thresholds of the 2017 Performance Stock Units is probable, then historical expense would be reinstated and accruals would resume.

During the three months ended September 30, 2017, the Company determined that achieving the one-year performance thresholds of the 2017 Performance Stock Units Transition was improbable and reversed $0.4 million of stock-based compensation expense and ceased accruing any additional expense on these units.

As of September 30, 2017, including the 2017 grants, there was approximately $10.6 million of total estimated unrecognized compensation cost, assuming attainment of the performance targets at 100%, related to stock-based compensation arrangements expected to be recognized during the remainder of calendar 2017, calendar 2018, and calendar 2019. The Company expects to recognize compensation cost with respect to RSU awards of $1.6 million, $5.6 million, and $3.3 million during the remainder of calendar 2017, calendar 2018, and calendar 2019, respectively.

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan provides for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units, stock awards, and cash performance awards. The maximum number of shares of Holdings’ common stock available for delivery pursuant to awards granted under the 2013 Equity Incentive Plan is 9,474,000 shares. At September 30, 2017, the aggregate number of shares of Holdings’ common stock remaining available for grant was 7,257,686 shares.

Awards Granted in 2017

The Company’s Board of Directors approved awards of stock, restricted stock units (“RSUs”), and performance stock units (“PSUs”) to certain of the Company’s employees and directors under the 2013 Equity Incentive Plan. The fair value of the stock at the grant dates of March 31, 2017, May 11, 2017, and June 5, 2017, was $31.45 per share, $27.50 per share and $25.00 per share, respectively, and was based on the closing price of Holdings’ stock.

The award agreements generally had the following features:

•

Stock Award:  On March 31, 2017, five members of Holdings’ Board of Directors were granted awards of 13,684 fully vested shares of Class A common stock in the aggregate. The Company recognized approximately $0.4 million of expense in general and administrative: other expense during the nine months ended September 30, 2017, in connection with these share grants.

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

During the three and nine months ended September 30, 2017, the Company recognized $0.7 million and $1.3 million expense in general and administrative: other expense in connection with these awards, respectively.

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

During the three and nine months ended September 30, 2017, the Company recognized $0.4 million and $0.9 million expense in general and administrative: other expense in connection with these awards, respectively.

•

Performance Stock Unit Award: On March 31, 2017, May 11, 2017 and June 5, 2017, PSU awards were granted to certain members of management and executive officers, with three-year cumulative adjusted EBITDA, diluted earnings per share, and net profit performance target conditions and service conditions, covering a performance period beginning January 1, 2017 and ending on December 31, 2019. The PSUs will vest based on achieving 80% to 120% of the performance targets with the corresponding vested unit amount ranging from 30% to 200%. If the performance target is met at 100%, the PSU awards granted on March 31, 2017, May 11, 2017, and June 5, 2017, will vest at 318,323 units, 2,301 units and 10,316 units, respectively. No PSUs will vest if Holdings does not achieve the three-year cumulative adjusted EBITDA, diluted earnings per share, and net profit minimum performance target. Additionally, unvested PSU’s shall be ratably forfeited upon termination of service prior to December 31, 2019. If service terminates prior to January 2, 2018, all unvested PSU’s shall be forfeited, if service terminates prior to January 2, 2019, 2/3 of unvested PSU’s shall be forfeited and if service terminates prior to January 2, 2020, 1/3 of unvested PSU’s shall be forfeited. The vested PSUs will be settled within 30 days of vesting which will occur upon certification of performance results. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the PSUs began to accrue with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the PSUs. During the three months ended September 30, 2017, the Company deemed that these awards were improbable of vesting and reversed $1.8 million previously recognized compensation cost.

•

Performance Stock Unit Transition Award:  In recognition of the shift from one-year to three-year performance periods for annual equity awards in 2016, on March 31, 2017, PSU transition awards were granted to certain members of management and executive officers, with 2017 adjusted EBITDA, diluted earnings per share, and net profit performance target conditions and service condition, covering a performance period beginning January 1, 2017 and ending on December 31, 2017. The PSUs will vest based on achieving 80% to 120% of the performance target with the corresponding vested unit amount ranging from 30% to 150%. If the performance target is met at 100%, the transition PSU awards granted on March 31, 2017 will vest at 39,908 units. No PSUs will vest if Holdings does not achieve the adjusted EBITDA, diluted earnings per share, and net profit performance target conditions or the participant’s service does not continue through the last day of the performance period. The vested PSUs will be settled within 30 days of vesting which will occur upon certification of performance results. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the PSUs began to accrue with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the PSUs. During the three months ended September 30, 2017, the Company deemed that these awards were improbable of vesting and reversed $0.4 million previously recognized compensation cost.

The following table represents the nonvested RSU and PSU activity for the nine months ended September 30, 2017:

		Weighted
		Average
	Shares of RSU	Grant Date
	and PSU	Fair Value
Beginning balance at January 1, 2017	556,510	$24.88
Granted	701,788	31.23
Vested	(191,429)	24.68
Forfeited	(42,205)	31.39
Nonvested at September 30, 2017	1,024,664	$28.95

NOTE 7—INCOME TAXES

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

The worldwide effective tax rate based on annual projected earnings for the year ending December 31, 2017 is projected to be 43.3%. The effective rate for the nine months ended September 30, 2017 is 39.3%.

During the nine months ended September 30, 2017, the Company recorded three discrete tax benefits. The first related to excess tax benefits recognized under Accounting Standards Update 2016-09 “Compensation – Stock Compensation” of approximately $2.6 million. The second related to the tax benefit on the NCM other-than-temporary impairment of approximately $79.7 million. The third related to the tax benefit on the change in Illinois state tax rate of approximately $0.4 million.

The Company’s consolidated tax rate for the nine months ended September 30, 2017 differs from the statutory tax rate primarily due to the foreign tax rate differential driven by Odeon and Nordic earnings, valuation allowances recorded in the Odeon jurisdictions, the domestic discrete items, state income taxes, permanent items and credits.

Tax contingencies and other income tax liabilities were $15.4 million and $12.7 million as of September 30, 2017 and December 31, 2016, respectively, and are included in other long-term liabilities. The increase relates primarily to state income taxes and state income tax credits.

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

The Company is subject to income tax in many jurisdictions outside the U.S. The Company’s operations in certain jurisdictions remain subject to examination for tax years 2012 to 2016, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to the Company’s consolidated financial statements.

At September 30, 2017 and December 31, 2016, the Company recorded net deferred tax assets of $174.8 million and $69.4 million, respectively. The Company evaluates its deferred tax assets each period to determine if a valuation allowance is required based on whether it is “more likely than not” that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods on a federal, state and foreign jurisdiction basis. The Company conducts its evaluation by considering all available positive and negative evidence. This evaluation considers, among other factors, historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlooks for the U.S. motion picture and broader economy. Based on the Company’s evaluation through September 30, 2017, the Company continued to reserve a portion of its net deferred tax assets due to uncertainty of their realization and dependence upon future taxable income.

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

NOTE 8—FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements.  The following table summarizes the fair value hierarchy of the Company’s financial assets carried at fair value on a recurring basis as of September 30, 2017:

		Fair Value Measurements at September 30, 2017 Using
	Total Carrying			Significant
	Value at	Quoted prices in	Significant other	unobservable
	September 30,	active market	observable inputs	inputs
(In millions)	2017 (1)	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Money market mutual funds	$0.2	$0.2	$—	$—
Equity securities, available-for-sale:
Mutual fund large U.S. equity	2.6	2.6	—	—
Mutual fund small/mid U.S. equity	3.7	3.7	—	—
Mutual fund international	1.3	1.3	—	—
Mutual fund balanced	0.6	0.6	—	—
Mutual fund fixed income	1.5	1.5	—	—
Total assets at fair value	$9.9	$9.9	$—	$—

(1)

The investments relate to a non-qualified deferred compensation arrangement on behalf of certain management. The Company has an equivalent liability for this related-party transaction recorded in other long-term liabilities for the deferred compensation obligation.

Valuation Techniques.  The Company’s money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The equity securities, available-for-sale, primarily consist of common stock and mutual funds invested in equity, fixed income, and international funds and are measured at fair value using quoted market prices. See Note 10—Accumulated Other Comprehensive Income for the unrealized gain on the equity securities recorded in accumulated other comprehensive income.

Nonrecurring Fair Value Measurements.    Equity interests in NCM, Inc. and NCM LLC were considered impaired and were written down to their fair value during the six months ended June 30, 2017. The Company has not recorded an additional impairment for remaining NCM LLC units as they are not classified as held for sale and the decline in fair value as of September 30, 2017 is temporary given the short period of duration of the decline (one quarter) and the severity of the decline (7% below carrying value). The Company has observed closing prices of NCM, Inc. subsequent to September 30, 2017 in excess of our carrying value.

Other Fair Value Measurement Disclosures.  The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at September 30, 2017 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$15.2	$—	$14.0	$1.4
Corporate borrowings	4,277.4	—	4,343.0	2.8

Valuation Technique.  Quoted market prices and observable market based inputs were used to estimate fair value for Level 2 inputs. The Level 3 fair value measurement represents the transaction price of the corporate borrowings under market conditions.

In addition, the Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value. The methods and assumptions used to estimate the fair value of each class of financial instrument are as follows:

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities:

The carrying amounts approximate fair value because of the short maturity of these instruments.

NOTE 9—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

A rollforward of reserves for theatre and other closure and disposition of assets is as follows:

	Nine Months Ended
(In millions)	September 30, 2017	September 30, 2016
Beginning balance	$34.6	$43.0
Theatre and other closure expense	1.1	3.6
Transfer of assets and liabilities	1.2	—
Foreign currency translation adjustment	1.0	(0.8)
Cash payments	(8.3)	(8.9)
Ending balance	$29.6	$36.9

In the accompanying Consolidated Balance Sheets, as of September 30, 2017, the current portion of the ending balance totaling $8.8 million is included with accrued expenses and other liabilities and the long-term portion of the ending balance totaling $20.8 million is included with other long-term liabilities. Theatre and other closure reserves for leases that have not been terminated were recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

During the three months ended September 30, 2017 and the 2016, the Company recognized theatre and other closure (income) expense of $(0.6) million and $1.0 million, respectively, and during the nine months ended September 30, 2017 and 2016, the Company recognized theatre and other closure expense of $1.1  million and $3.6 million, respectively. Theatre and other closure expense included the accretion on previously closed properties with remaining lease obligations.

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the change in accumulated other comprehensive income (loss) by component:

			Unrealized Net	Unrealized Net
		Pension and	Gain from	Gain from Equity
	Foreign	Other	Marketable	Method Investees’
(In millions)	Currency	Benefits (1)	Securities	Cash Flow Hedge	Total
Balance, December 31, 2016	$(1.8)	$(3.6)	$0.3	$2.6	$(2.5)
Other comprehensive income (loss) before reclassifications	109.3	—	0.5	—	109.8
Amounts reclassified from accumulated other comprehensive income	—	(0.5)	(0.1)	(0.9)	(1.5)
Other comprehensive income (loss)	109.3	(0.5)	0.4	(0.9)	108.3
Balance, September 30, 2017	$107.5	$(4.1)	$0.7	$1.7	$105.8

			Unrealized Net	Unrealized Net
		Pension and	Gain from	Gain from Equity
	Foreign	Other	Marketable	Method Investees’
(In millions)	Currency	Benefits (1)	Securities	Cash Flow Hedge	Total
Balance, December 31, 2015	$2.1	$(3.3)	$1.5	$2.5	$2.8
Other comprehensive income (loss) before reclassifications	0.8	—	0.6	(0.6)	0.8
Amounts reclassified from accumulated other comprehensive income	—	—	(1.8)	0.3	(1.5)
Other comprehensive income (loss)	0.8	—	(1.2)	(0.3)	(0.7)
Balance, September 30, 2016	$2.9	$(3.3)	$0.3	$2.2	$2.1

The tax effects allocated to each component of other comprehensive income (loss) during the three months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended
	September 30, 2017			September 30, 2016
		Tax			Tax
	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax
(In millions)	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized foreign currency translation adjustment	$39.0	$(4.6)	$34.4	$0.3	$(0.1)	$0.2
Marketable securities:
Unrealized net holding gain (loss) arising during the period	0.4	(0.2)	0.2	0.2	—	0.2
Equity method investees' cash flow hedge:
Unrealized net holding loss arising during the period	0.1	—	0.1	0.1	(0.1)	—
Realized net loss reclassified into equity in earnings of non-consolidated entities	(1.6)	0.6	(1.0)	0.2	(0.1)	0.1
Other comprehensive income (loss)	$37.9	$(4.2)	$33.7	$0.8	$(0.3)	$0.5

The tax effects allocated to each component of other comprehensive income (loss) during the nine months ended September 30, 2017 and 2016 are as follows:

	Nine Months Ended
	September 30, 2017			September 30, 2016
		Tax			Tax
	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax
(In millions)	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized foreign currency translation adjustment (1)	$120.4	$(11.1)	$109.3	$1.3	$(0.5)	$0.8
Pension and other benefit adjustments:
Amortization of net (gain) loss reclassified into general and administrative: other	(0.5)	—	(0.5)	—	—	—
Marketable securities:
Unrealized net holding gain (loss) arising during the period	0.9	(0.4)	0.5	0.9	(0.3)	0.6
Realized net gain reclassified into investment expense (income)	(0.1)	—	(0.1)	(2.9)	1.1	(1.8)
Equity method investees' cash flow hedge:
Unrealized net holding gain (loss) arising during the period	—	—	—	(0.9)	0.3	(0.6)
Realized net (gain) loss reclassified into equity in earnings of non-consolidated entities	(1.5)	0.6	(0.9)	0.5	(0.2)	0.3
Other comprehensive income (loss)	$119.2	$(10.9)	$108.3	$(1.1)	$0.4	$(0.7)

(1)	Deferred tax impacts of foreign currency translation for the Odeon and Nordic international operations have not been recorded due to the Company’s intent to remain permanently invested.

NOTE 11—OPERATING SEGMENTS

The Company reports information about operating segments in accordance with ASC 280-10, Segment Reporting, which requires financial information to be reported based on the way management organizes segments within a company for making operating decisions and evaluating performance. Beginning with the Company’s acquisition of Odeon in 2016, the Company has identified two reportable segments for its theatrical exhibition operations, U.S. markets and International markets. The International markets reportable segments consist of two operating segments (Odeon Theatres and Nordic Theatres) with operations in or partial interest in theatres in the United Kingdom, Germany, Spain, Italy, Ireland, Austria, Portugal, Sweden, Finland, Estonia, Latvia, Lithuania, Norway and Denmark. Each segment’s revenue is derived from admissions, food and beverage sales and other ancillary revenues, primarily screen advertising, AMC Stubs® membership fees, ticket sales, gift card income and exchange ticket income. The two international operating segments are combined into one reportable segment (International markets) because they have similar economic characteristics and meet the aggregation criteria described in the accounting guidance for segment reporting. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company does not report asset information by segment because that information is not used to evaluate the performance of or allocate resources between segments.

Below is a breakdown of select financial information by reportable operating segment:

	Three Months Ended		Nine Months Ended
Revenues (In millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
U.S. markets	$845.7	$778.3	$2,745.2	$2,305.0
International markets	333.0	1.5	917.2	4.8
Total revenues	$1,178.7	$779.8	$3,662.4	$2,309.8

	Three Months Ended		Nine Months Ended
Adjusted EBITDA (1) (In millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
U.S. markets (2)	$107.6	$144.5	$420.6	$420.5
International markets	39.8	(0.1)	113.7	(0.1)
Total Adjusted EBITDA	$147.4	$144.4	$534.3	$420.4

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

(2)	Distributions from NCM are reported entirely within the U.S. markets segment.

	Three Months Ended		Nine Months Ended
Capital Expenditures (In millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
U.S. markets	$126.9	$116.3	$416.6	$256.6
International markets	22.8	—	51.1	—
Total capital expenditures	$149.7	$116.3	$467.7	$256.6

Financial Information About Geographic Area:

	Three Months Ended		Nine Months Ended
Revenues (In millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
United States	$845.7	$778.3	$2,745.2	$2,305.0
United Kingdom	127.8	1.5	366.9	4.8
Sweden	47.9	—	89.2	—
Italy	33.2	—	125.9	—

Spain	47.4	—	132.3	—
Germany	26.6	—	86.6	—
Finland	21.9	—	41.5	—
Other foreign countries	28.2	—	74.8	—
Total	$1,178.7	$779.8	$3,662.4	$2,309.8

	As of	As of
Long-term assets, net (In millions)	September 30, 2017	December 31, 2016
United States	$6,283.8	$6,156.9
International	3,004.9	1,801.3
Total long-term assets (1)	$9,288.7	$7,958.2

(1)	Long-term assets are comprised of property, intangible assets, goodwill, deferred income tax assets and other long-term assets.

The following table sets forth a reconciliation of net earnings (loss) to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net earnings (loss)	$(42.7)	$30.4	$(210.8)	$82.7
Plus:
Income tax provision (benefit)	(17.6)	20.1	(136.4)	54.6
Interest expense	71.4	26.7	203.4	80.8
Depreciation and amortization	135.2	63.1	393.9	185.8
Certain operating expenses (1)	3.7	5.8	12.5	13.0
Equity in (earnings) loss of non-consolidated entities (2)	1.8	(12.0)	199.1	(28.1)
Cash distributions from non-consolidated entities (3)	6.5	3.4	33.1	21.6
Attributable EBITDA (4)	0.8	—	1.8	—
Investment (income) expense	(16.6)	0.2	(21.6)	(9.6)
Other expense (income) (5)	(0.6)	0.1	(1.8)	—
General and administrative expense—unallocated:
Merger, acquisition and transaction costs (6)	5.6	4.9	57.2	15.1
Stock-based compensation expense (7)	(0.1)	1.7	3.9	4.5
Adjusted EBITDA	$147.4	$144.4	$534.3	$420.4

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

(2)

Equity in (earnings) loss of non-consolidated entities includes an other-than-temporary impairment of the Company’s investment in NCM of $204.5 million for the nine months ended September 30, 2017. The other-than-temporary impairment charge reflects recording our units and shares at the publicly quoted per share price on June 30, 2017 of $7.42 based on the Company’s determination that the decline in the price per share during the quarter was other than temporary. Equity in (earnings) loss of non-consolidated entities includes loss on the sale of a portion of the Company’s investment in NCM of $21.0 million and $22.2 million during the three and nine months ended September 30, 2017, respectively.

(3)

Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. The Company believes including cash distributions is an appropriate reflection of the contribution of these investments to its operations.

(4)

Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain international markets. See below for a reconciliation of the Company’s equity earnings of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where the Company holds a significant market share, the Company believes attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. The Company also provides services to these theatre operators including information technology systems, certain on-screen advertising services and our gift card and package ticket program. As these investments relate only to our Nordic acquisition, the second quarter of 2017 represents the first time the Company has made this adjustment and does not impact prior historical presentations of Adjusted EBITDA.

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Equity in loss of non-consolidated entities	$1.8	$—	$199.1	$—
Less:
Equity in loss of non-consolidated entities excluding international theatre JV's	2.1	—	199.6	—
Equity in earnings of International theatre JV's	0.3	—	0.5	—
Depreciation and amortization	0.5	—	1.3	—
Attributable EBITDA	$0.8	$—	$1.8	$—

(5)

Other income for the nine months ended September 30, 2017 includes $3.2 million financing related foreign currency transaction gains, partially offset by $1.0 million in fees relating to third party fees related to the Third Amendment to our Senior Secured Credit Agreement and a $0.4 million loss on the redemption of the Bridge Loan Facility. Other income for the three months ended September 30, 2017 includes $0.5 million related to financing related foreign currency transaction gains.

(6)	Merger, acquisition and transition costs are excluded as they are non-operating in nature.

(7)	Non-cash or non-recurring expense included in general and administrative: other.

NOTE 12—EMPLOYEE BENEFIT PLANS

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

Net periodic benefit cost (credit) recognized for the plans in general and administrative: other during the three months ended September 30, 2017 and 2016 consists of the following:

	U.S. Pension Benefits		International Pension Benefits
(In millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Components of net periodic benefit cost:
Service cost	$—	$—	$0.1	$—
Interest cost	1.1	1.1	0.7	—
Expected return on plan assets	(0.8)	(0.9)	(0.8)	—
Net periodic benefit cost (credit)	$0.3	$0.2	$—	$—

Net periodic benefit cost (credit) recognized for the plans in general and administrative: other during the nine months ended September 30, 2017 and 2016 consists of the following:

	U.S. Pension Benefits		International Pension Benefits
(In millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Components of net periodic benefit cost:
Service cost	$—	$—	$0.2	$—
Interest cost	3.2	3.3	2.0	—
Expected return on plan assets	(2.4)	(2.7)	(2.4)	—
Net periodic benefit cost (credit)	$0.8	$0.6	$(0.2)	$—

NOTE 13—COMMITMENTS AND CONTINGENCIES

The Company, in the normal course of business, is a party to various ordinary course claims from vendors (including food and beverage suppliers and film distributors), landlords, competitors, and other legal proceedings. If management believes that a loss arising from these actions is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point is more probable than another. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Management believes that the ultimate outcome of such matters, individually and in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position or overall trends in results of operations. However, litigation and claims are subject to inherent uncertainties and unfavorable outcomes can occur. An unfavorable outcome might include monetary damages. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the outcome occurs or in future periods.

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

NOTE 14—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Diluted earnings per share includes the effects of unvested RSU’s with a service condition only and unvested contingently issuable RSUs and PSUs that have service and performance conditions, if dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Numerator:
Net earnings (loss) from continuing operations	$(42.7)	$30.4	$(210.8)	$82.7
Denominator (shares in thousands):
Weighted average shares for basic earnings per common share	131,077	98,194	127,902	98,196
Common equivalent shares for RSUs and PSUs	—	90	—	15
Shares for diluted earnings per common share	131,077	98,284	127,902	98,211
Basic earnings (loss) per common share	$(0.33)	$0.31	$(1.65)	$0.84
Diluted earnings (loss) per common share	$(0.33)	$0.31	$(1.65)	$0.84

Vested RSUs and PSU’s have dividend rights identical to the Company’s Class A and Class B common stock and are treated as outstanding shares for purposes of computing basic and diluted earnings per share. Certain unvested RSUs and unvested PSUs are subject to performance conditions and are included in diluted earnings per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the Company’s 2013 Equity Incentive Plan (“Plan”) if the end of the reporting period were the end of the contingency period. During the three and nine months ended September 30, 2017, unvested PSU’s and Transition PSU’s of 187,468 at the minimum performance target were not included in the computation of diluted loss per share since the shares would not be issuable under the terms of the Plan, if the end of the reporting period were the end of the contingency period and they would also be anti-dilutive. During the three and nine months ended September 30, 2017, unvested RSU’s of 366,773 were not included in the computation of diluted loss per share because they would be anti-dilutive.

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

Consolidating Statement of Operations

Three Months Ended September 30, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$438.2	$315.3	$—	$753.5
Food and beverage	—	222.0	139.4	—	361.4
Other theatre	—	36.7	27.1	—	63.8
Total revenues	—	696.9	481.8	—	1,178.7
Operating costs and expenses
Film exhibition costs	—	221.5	143.3	—	364.8
Food and beverage costs	—	33.5	27.2	—	60.7
Operating expense	—	216.5	166.7	—	383.2
Rent	—	123.0	77.7	—	200.7
General and administrative:
Merger, acquisition and transaction costs	—	3.7	1.9	—	5.6
Other	0.3	16.7	15.8	—	32.8
Depreciation and amortization	—	72.9	62.3	—	135.2
Operating costs and expenses	0.3	687.8	494.9	—	1,183.0
Operating income (loss)	(0.3)	9.1	(13.1)	—	(4.3)
Other expense (income):
Equity in net (earnings) loss of subsidiaries	38.9	20.9	—	(59.8)	—
Other income	—	(0.4)	(0.2)	—	(0.6)
Interest expense:
Corporate borrowings	60.3	57.7	0.5	(57.7)	60.8
Capital and financing lease obligations	—	1.9	8.7	—	10.6
Equity in (earnings) loss of non-consolidated entities	—	3.8	(2.0)	—	1.8
Investment income	(56.8)	(17.0)	(0.5)	57.7	(16.6)
Total other expense (income)	42.4	66.9	6.5	(59.8)	56.0
Earnings (loss) before income taxes	(42.7)	(57.8)	(19.6)	59.8	(60.3)
Income tax provision (benefit)	—	(18.9)	1.3	—	(17.6)
Net loss	$(42.7)	$(38.9)	$(20.9)	$59.8	$(42.7)

Consolidating Statement of Operations

Three Months Ended September 30, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$495.8	$1.0	$—	$496.8
Food and beverage	—	248.5	0.4	—	248.9
Other theatre	—	34.0	0.1	—	34.1
Total revenues	—	778.3	1.5	—	779.8
Operating costs and expenses
Film exhibition costs	—	258.6	0.5	—	259.1
Food and beverage costs	—	33.8	0.1	—	33.9
Operating expense	—	210.8	0.8	—	211.6
Rent	—	121.5	0.4	—	121.9
General and administrative:
Merger, acquisition and transaction costs	—	4.9	—	—	4.9
Other	—	19.8	—	—	19.8
Depreciation and amortization	—	63.1	—	—	63.1
Operating costs and expenses	—	712.5	1.8	—	714.3
Operating income (loss)	—	65.8	(0.3)	—	65.5
Other expense (income):
Equity in net (earnings) loss of subsidiaries	(28.3)	0.2	—	28.1	—
Other expense (income)	—	0.1	—	—	0.1
Interest expense:
Corporate borrowings	24.6	26.9	—	(26.9)	24.6
Capital and financing lease obligations	—	2.1	—	—	2.1
Equity in earnings of non-consolidated entities	—	(12.0)	—	—	(12.0)
Investment income	(26.7)	0.1	(0.1)	26.9	0.2
Total other expense (income)	(30.4)	17.4	(0.1)	28.1	15.0
Earnings (loss) before income taxes	30.4	48.4	(0.2)	(28.1)	50.5
Income tax provision	—	20.1	—	—	20.1
Net earnings (loss)	$30.4	$28.3	$(0.2)	$(28.1)	$30.4

Consolidating Statement of Operations

Nine Months Ended September 30, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$1,402.3	$930.1	$—	$2,332.4
Food and beverage	—	707.4	425.7	—	1,133.1
Other theatre	—	118.8	78.1	—	196.9
Total revenues	—	2,228.5	1,433.9	—	3,662.4
Operating costs and expenses
Film exhibition costs	—	738.8	425.4	—	1,164.2
Food and beverage costs	—	100.5	82.1	—	182.6
Operating expense	—	652.7	476.1	—	1,128.8
Rent	—	370.9	220.0	—	590.9
General and administrative:
Merger, acquisition and transaction costs	—	54.3	2.9	—	57.2
Other	1.8	66.0	45.6	—	113.4
Depreciation and amortization	—	219.4	174.5	—	393.9
Operating costs and expenses	1.8	2,202.6	1,426.6	—	3,631.0
Operating income (loss)	(1.8)	25.9	7.3	—	31.4
Other expense (income):
Equity in net (earnings) loss of subsidiaries	199.8	19.0	—	(218.8)	—
Other expense (income)	—	(2.1)	(0.2)	—	(2.3)
Interest expense:
Corporate borrowings	170.1	167.1	1.5	(167.0)	171.7
Capital and financing lease obligations	—	5.8	25.9	—	31.7
Equity in (earnings) loss of non-consolidated entities	—	201.2	(2.1)	—	199.1
Investment income	(160.9)	(27.3)	(0.4)	167.0	(21.6)
Total other expense (income)	209.0	363.7	24.7	(218.8)	378.6
Loss before income taxes	(210.8)	(337.8)	(17.4)	218.8	(347.2)
Income tax provision (benefit)	—	(138.0)	1.6	—	(136.4)
Net loss	$(210.8)	$(199.8)	$(19.0)	$218.8	$(210.8)

Consolidating Statement of Operations

Nine Months Ended September 30, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$1,457.5	$3.1	$—	$1,460.6
Food and beverage	—	735.3	1.3	—	736.6
Other theatre	—	112.2	0.4	—	112.6
Total revenues	—	2,305.0	4.8	—	2,309.8
Operating costs and expenses
Film exhibition costs	—	782.9	1.5	—	784.4
Food and beverage costs	—	101.7	0.3	—	102.0
Operating expense	—	611.4	2.5	—	613.9
Rent	—	367.9	1.4	—	369.3
General and administrative:
Merger, acquisition and transaction costs	—	15.1	—	—	15.1
Other	—	58.9	—	—	58.9
Depreciation and amortization	—	185.8	—	—	185.8
Operating costs and expenses	—	2,123.7	5.7	—	2,129.4
Operating income (loss)	—	181.3	(0.9)	—	180.4
Other expense (income):
Equity in net (earnings) loss of subsidiaries	(76.5)	0.4	—	76.1	—
Interest expense:
Corporate borrowings	74.3	86.1	—	(86.0)	74.4
Capital and financing lease obligations	—	6.4	—	—	6.4
Equity in earnings of non-consolidated entities	—	(28.1)	—	—	(28.1)
Investment income	(80.5)	(14.6)	(0.5)	86.0	(9.6)
Total other expense (income)	(82.7)	50.2	(0.5)	76.1	43.1
Earnings (loss) before income taxes	82.7	131.1	(0.4)	(76.1)	137.3
Income tax provision	—	54.6	—	—	54.6
Net earnings (loss)	$82.7	$76.5	$(0.4)	$(76.1)	$82.7

Consolidating Statement of Comprehensive Loss

Three Months Ended September 30, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net loss	$(42.7)	$(38.9)	$(20.9)	$59.8	$(42.7)
Other comprehensive income (loss)
Equity in other comprehensive income (loss) of subsidiaries	33.7	34.6	—	(68.3)	—
Unrealized foreign currency translation adjustment, net of tax	—	(0.2)	34.6	—	34.4
Marketable securities:
Unrealized holding gain arising during the period, net of tax	—	0.2	—	—	0.2
Equity method investees’ cash flow hedge:
Unrealized net holding gain arising during the period, net of tax	—	0.1	—	—	0.1
Realized net holding gain reclassified to equity in earnings of non-consolidated entities, net of tax	—	(1.0)	—	—	(1.0)
Other comprehensive income	33.7	33.7	34.6	(68.3)	33.7
Total comprehensive income (loss)	$(9.0)	$(5.2)	$13.7	$(8.5)	$(9.0)

Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$30.4	$28.3	$(0.2)	$(28.1)	$30.4
Other comprehensive income (loss)
Equity in other comprehensive income of subsidiaries	0.5	0.1	—	(0.6)	—
Unrealized foreign currency translation adjustment, net of tax	—	0.1	0.1	—	0.2
Marketable securities:
Unrealized holding gain arising during the period, net of tax	—	0.2	—	—	0.2
Equity method investees’ cash flow hedge:
Realized net holding loss reclassified to equity in earnings of non-consolidated entities, net of tax	—	0.1	—	—	0.1
Other comprehensive income	0.5	0.5	0.1	(0.6)	0.5
Total comprehensive income (loss)	$30.9	$28.8	$(0.1)	$(28.7)	$30.9

Consolidating Statement of Comprehensive Loss

Nine Months Ended September 30, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$(210.8)	$(199.8)	$(19.0)	$218.8	$(210.8)
Other comprehensive income (loss)
Equity in other comprehensive income (loss) of subsidiaries	108.3	109.0	—	(217.3)	—
Unrealized foreign currency translation adjustment, net of tax	—	(0.2)	109.5	—	109.3
Pension and other benefit adjustments:
Amortization of net loss (gain) reclassified into general and administrative: other, net of tax	—	—	(0.5)	—	(0.5)
Marketable securities:
Unrealized holding gain arising during the period, net of tax	—	0.5	—	—	0.5
Realized net gain reclassified into investment income, net of tax	—	(0.1)	—	—	(0.1)
Equity method investees’ cash flow hedge:
Realized net holding loss (gain) reclassified to equity in earnings of non-consolidated entities, net of tax	—	(0.9)	—	—	(0.9)
Other comprehensive income	108.3	108.3	109.0	(217.3)	108.3
Total comprehensive income (loss)	$(102.5)	$(91.5)	$90.0	$1.5	$(102.5)

Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$82.7	$76.5	$(0.4)	$(76.1)	$82.7
Other comprehensive income (loss)
Equity in other comprehensive income (loss) of subsidiaries	(0.7)	1.0	—	(0.3)	—
Unrealized foreign currency translation adjustment, net of tax	—	(0.2)	1.0	—	0.8
Marketable securities:
Unrealized holding loss arising during the period, net of tax	—	0.6	—	—	0.6
Realized net gain reclassified into net investment income, net of tax	—	(1.8)	—	—	(1.8)
Equity method investees’ cash flow hedge:
Unrealized net holding gain arising during the period, net of tax	—	(0.6)	—	—	(0.6)
Realized net holding loss reclassified to equity in earnings of non-consolidated entities, net of tax	—	0.3	—	—	0.3
Other comprehensive income (loss)	(0.7)	(0.7)	1.0	(0.3)	(0.7)
Total comprehensive income	$82.0	$75.8	$0.6	$(76.4)	$82.0

Consolidating Balance Sheet

As of September 30, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and cash equivalents	$0.1	$126.8	$133.1	$—	$260.0
Restricted cash	—	—	6.8	—	6.8
Receivables, net	—	74.5	54.4	—	128.9
Other current assets	0.2	105.2	120.9	—	226.3
Total current assets	0.3	306.5	315.2	—	622.0
Investment in equity of subsidiaries	2,726.4	1,436.8	—	(4,163.2)	—
Property, net	—	1,664.4	1,580.1	—	3,244.5
Intangible assets, net	—	221.2	166.6	—	387.8
Intercompany advances	4,044.1	(1,994.6)	(2,049.5)	—	—
Goodwill	(2.1)	2,422.1	2,469.5	—	4,889.5
Deferred tax asset, net	—	215.4	6.8	—	222.2
Other long-term assets	6.3	409.5	128.9	—	544.7
Total assets	$6,775.0	$4,681.3	$2,617.6	$(4,163.2)	$9,910.7
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$318.9	$150.2	$—	$469.1
Accrued expenses and other liabilities	61.4	154.6	121.4	—	337.4
Deferred revenues and income	—	199.5	85.1	—	284.6
Current maturities of corporate borrowings and capital and financing lease obligations	13.8	11.6	63.7	—	89.1
Total current liabilities	75.2	684.6	420.4	—	1,180.2
Corporate borrowings	4,274.6	2.8	—	—	4,277.4
Capital and financing lease obligations	—	76.1	518.3	—	594.4
Exhibitor services agreement	—	538.4	—	—	538.4
Deferred tax liability, net	—	—	47.4	—	47.4
Other long-term liabilities	—	653.0	194.7	—	847.7
Total liabilities	4,349.8	1,954.9	1,180.8	—	7,485.5
Temporary equity	0.8	—	—	—	0.8
Stockholders’ equity	2,424.4	2,726.4	1,436.8	(4,163.2)	2,424.4
Total liabilities and stockholders’ equity	$6,775.0	$4,681.3	$2,617.6	$(4,163.2)	$9,910.7

Consolidating Balance Sheet

As of December 31, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and cash equivalents	$3.0	$94.7	$109.4	$—	$207.1
Receivables, net	0.2	165.8	47.6	—	213.6
Assets held for sale	—	56.3	14.1	—	70.4
Other current assets	1.8	95.6	95.1	—	192.5
Total current assets	5.0	412.4	266.2	—	683.6
Investment in equity of subsidiaries	2,330.7	709.7	—	(3,040.4)	—
Property, net	—	1,585.6	1,450.3	—	3,035.9
Intangible assets, net	—	228.3	136.8	—	365.1
Intercompany advances	3,443.8	(1,781.3)	(1,662.5)	—	—
Goodwill	(2.1)	2,422.1	1,513.0	—	3,933.0
Deferred tax asset, net	—	87.5	2.9	—	90.4
Other long-term assets	7.7	475.9	50.2	—	533.8
Total assets	$5,785.1	$4,140.2	$1,756.9	$(3,040.4)	$8,641.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$381.0	$120.8	$—	$501.8
Accrued expenses and other liabilities	17.6	197.6	113.8	—	329.0
Deferred revenues and income	—	232.3	44.9	—	277.2
Current maturities of corporate borrowings and capital and financing lease obligations	13.8	10.8	56.6	—	81.2
Total current liabilities	31.4	821.7	336.1	—	1,189.2
Corporate borrowings	3,743.0	2.8	—	—	3,745.8
Capital and financing lease obligations	—	83.8	525.5	—	609.3
Exhibitor services agreement	—	359.3	—	—	359.3
Deferred tax liability, net	—	—	21.0	—	21.0
Other long-term liabilities	—	541.9	164.6	—	706.5
Total liabilities	3,774.4	1,809.5	1,047.2	—	6,631.1
Temporary equity	1.1	—	—	—	1.1
Stockholders’ equity	2,009.6	2,330.7	709.7	(3,040.4)	2,009.6
Total liabilities and stockholders’ equity	$5,785.1	$4,140.2	$1,756.9	$(3,040.4)	$8,641.8

Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by operating activities	$42.0	$64.1	$123.0	$—	$229.1
Cash flows from investing activities:
Capital expenditures	—	(320.5)	(147.2)	—	(467.7)
Acquisition of Nordic, net of cash acquired	—	(654.9)	71.4	—	(583.5)
Proceeds from sale leaseback transaction	—	128.4	—	—	128.4
Proceeds from disposition of NCM shares	—	89.4	—	—	89.4
Proceeds from disposition of Open Road	—	9.2	—	—	9.2
Proceeds from disposition of long-term assets	—	9.1	13.4	—	22.5
Investments in non-consolidated entities, net	—	(11.6)	1.6	—	(10.0)
Other, net	—	(3.4)	(0.2)	—	(3.6)
Net cash used in investing activities	—	(754.3)	(61.0)	—	(815.3)
Cash flows from financing activities:
Proceeds from issuance of Senior Subordinated Sterling Notes due 2024	327.8	—	—	—	327.8
Proceeds from issuance of Senior Subordinated Notes due 2027	475.0	—	—	—	475.0
Payment of Nordic SEK Term Loan	(144.4)	—	—	—	(144.4)
Payment of Nordic EUR Term Loan	(169.5)	—	—	—	(169.5)
Net proceeds from additional public offering	616.8	—	—	—	616.8
Net borrowings under Revolving Credit Facility	60.0	—	—	—	60.0
Principal payment of Bridge Loan due 2017	(350.0)	—	—	—	(350.0)
Principal payments under Term Loan	(9.1)	—	—	—	(9.1)
Principal payments under capital and financing lease obligations	—	(6.9)	(47.2)	—	(54.1)
Cash used to pay deferred financing costs	(29.8)	—	—	—	(29.8)
Cash used to pay dividends	(78.7)	—	—	—	(78.7)
Taxes paid for restricted unit withholdings	(6.5)	—	—	—	(6.5)
Purchase of treasury stock	(16.5)	—	—	—	(16.5)
Change in intercompany advances	(771.4)	773.7	(2.3)	—	—
Net cash provided by (used in) financing activities	(96.3)	766.8	(49.5)	—	621.0
Effect of exchange rate changes on cash and equivalents	51.4	(44.5)	11.2	—	18.1
Net increase (decrease) in cash and equivalents	(2.9)	32.1	23.7	—	52.9
Cash and equivalents at beginning of period	3.0	94.7	109.4	—	207.1
Cash and equivalents at end of period	$0.1	$126.8	$133.1	$—	$260.0

Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by operating activities	$19.6	$193.7	$(2.0)	$—	$211.3
Cash flows from investing activities:
Capital expenditures	—	(256.6)	—	—	(256.6)
Acquisition of Starplex Cinemas, net of cash acquired	—	0.7	—	—	0.7
Proceeds from disposition of long-term assets	—	19.4	—	—	19.4
Investments in non-consolidated entities, net	—	(10.5)	—	—	(10.5)
Other, net	—	(1.3)	—	—	(1.3)
Net cash used in investing activities	—	(248.3)	—	—	(248.3)
Cash flows from financing activities:
Net borrowings under Revolving Credit Facility	(55.0)	—	—	—	(55.0)
Principal payments under Term Loan	(6.6)	—	—	—	(6.6)
Principal payments under capital and financing lease obligations	—	(6.3)	—	—	(6.3)
Cash used to pay deferred financing costs	(0.8)	—	—	—	(0.8)
Change in intercompany advances	101.9	(62.2)	(39.7)	—	—
Cash used to pay dividends	(59.1)	—	—	—	(59.1)
Net cash used in financing activities	(19.6)	(68.5)	(39.7)	—	(127.8)
Effect of exchange rate changes on cash and equivalents	—	—	(0.1)	—	(0.1)
Net decrease in cash and equivalents	—	(123.1)	(41.8)	—	(164.9)
Cash and equivalents at beginning of period	1.9	167.0	42.3	—	211.2
Cash and equivalents at end of period	$1.9	$43.9	$0.5	$—	$46.3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10–Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “forecast,” “estimate,” “project,” “intend,” “plan,” “expect,” “should,” “believe” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Similarly, certain statements made herein and elsewhere regarding our recent acquisitions are also forward-looking statements, including statements regarding the expected benefits of the acquisition on our future business, operations and financial performance and our ability to successfully integrate the recently acquired businesses. These forward-looking statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

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

•risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges;

•our ability to utilize net operating loss carryforwards to reduce our future tax liability or valuation allowances taken with respect to deferred tax assets;

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

•operating a business in international markets AMC is unfamiliar with, including acceptance by movie-goers of AMC initiatives that are new to those markets;

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

Readers are urged to consider these factors carefully in evaluating the forward-looking statements. For further information about these and other risks and uncertainties as well as strategic initiatives, see Item 1A. “Risk Factors” and Item 1. “Business” in our Annual Report on Form 10–K for the year ended December 31, 2016 and our other public filings.

All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10–Q, and we do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

AMC is one of the world’s largest theatrical exhibition companies and an industry leader in innovation and operational excellence. We operate productive theatres in 15 countries and are the market leader in nine of those. In the United States top markets, AMC has the No. 1 or No. 2 market share in the top three markets, New York, Los Angeles and Chicago.

Our theatrical exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs® customer frequency membership program, rental of theatre auditoriums, income from gift card and exchange ticket sales, on-line ticketing fees and arcade games located in theatre lobbies. As of September 30, 2017, we owned, operated or had interests in 1,006 theatres and 11,046 screens.

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

Our revenues are dependent upon the timing and popularity of film releases by distributors. The most marketable films have historically been released during the summer and the calendar year-end holiday seasons. Our results of operations may vary significantly from quarter to quarter and from year to year based on the timing on popularity of film releases.

Fathom Events (‘‘Fathom’’) is a joint venture with several major exhibitors and is the recognized leader in the alternative entertainment industry, offering a variety of one-of-a-kind entertainment events in movie theaters nationwide that include live, high-definition performances of the Metropolitan Opera, the performing arts, Broadway shows, original programming featuring entertainment’s biggest stars, socially relevant documentaries with audience Q&A and much more.

AMC Movie Screens

During the nine months ended September 30, 2017, we opened 7 new theatres with a total of 64 screens, acquired 126 theatres with 720 screens, which includes the acquisition of Nordic, permanently closed 257 screens including theatre divestitures required as a condition of our acquisition of Carmike, temporarily closed 492 screens and reopened 453 screens to implement our strategy to install consumer experience upgrades. On March 28, 2017, we completed the acquisition of Nordic. As of September 30, 2017, Nordic operated or held a partial interest in 118 theatres with 683 screens (including 51 joint venture theatres with 216 screens) in seven European countries, which further complements our International markets segment.

As of September 30, 2017, we had 5,361 3D enabled screens, including 204 IMAX®, and 108 Premium Large Format (“PLF”) screens; approximately 48% of our screens were 3D enabled screens, including IMAX® 3D enabled screens, and approximately 2% of our screens were IMAX® 3D enabled screens. The following table identifies the upgrades to our theatre circuit during the periods indicated:

	Number of	Number of
	Screens As of	Screens As of
Format	September 30, 2017	December 31, 2016
Digital	11,046	10,558
3D enabled	5,361	5,070
IMAX® (3D enabled)	204	196
Dolby CinemaTM at AMC	82	48
Other PLF (3D enabled)	108	82
Dine-in theatres	430	342
Premium seating	2,423	1,984

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

As of September 30, 2017, AMC is the largest IMAX® exhibitor in the U.S. with a 51% market share, and each of our IMAX® local installations is protected by geographic exclusivity. As of September 30, 2017, our IMAX® screen count is 100% greater than our closest competitor. We believe that we have had considerable success with our IMAX® partnership, and in June 2016 we announced an agreement to expand the number of IMAX® screens in our legacy AMC U.S. theatres to 185 by the end of 2019.

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

As of September 30, 2017, we have 82 fully operational Dolby Cinema™ at AMC screens in the U.S. In August 2016, we announced the acceleration of our Dolby Cinema™ at AMC deployment. We expect to have 160 Dolby Cinema™ at AMC screens operational by the end of 2018.

Other PLF. We believe there is considerable opportunity to add a private label PLF format in many of our locations, with superior sight and sound technology and enhanced seating as contrasted with our traditional auditoriums. These PLF formats (whose branding varies market to market) give AMC the capability to add a premium screen in theatres where an IMAX® and/or Dolby Cinema™ at AMC might not be feasible, or where an additional premium format could complement existing premium format screens.

Technical innovation has allowed us to enhance the consumer experience through premium formats such as 3D, IMAX®, and other large screen formats. When combined with our major markets’ customer base, the operating flexibility of digital technology enhances our programming flexibility. This enables us to achieve higher capacity utilization and ticket prices for premium formats, as well as provide incremental revenue from the exhibition of alternative content. Within each of our major markets, we are able to charge a premium for these services relative to our smaller markets. We intend to continue to broaden our content offerings and enhance the customer experience in operating IMAX® screens and through the installation of additional Dolby Cinema™ at AMC screens, our PLF screen concepts, and the presentation of attractive alternative content.

Guest Amenities

We continually upgrade the quality of our theatre circuit through substantial renovations featuring our seating concepts, acquisitions, new builds (including expansions), expansion of food and beverage offerings (including dine-in theatres), and by disposing of older screens through closures and sales. We believe we are an industry leader in the development and operation of theatres. Typically, our theatres have 12 or more screens and offer amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and premium seat design.

Recliner seating is the key feature of theatre renovations. We believe that maximizing comfort and convenience for our customers will be increasingly necessary to maintain and improve our relevance. These renovations, in conjunction with capital contributions from our landlords, involve stripping theatres to their basic structure in order to replace finishes throughout, upgrade the sight and sound experience, install modernized points of sale and, most importantly, replace traditional theatre seats with plush, electric recliners that allow customers to deploy a leg rest and fully recline at the push of a button. The renovation process typically involves losing up to two-thirds of a given auditorium’s seating capacity. For an industry historically focused on quantity, this reduction in seating capacity could be viewed as counter-intuitive and harmful to revenues. However, the quality improvement in the customer experience is driving a 40% increase in attendance at these locations in their first-year post renovation. Our customers have responded favorably to the significant personal space gains from ample row depths, ability to recline or stretch their legs, extra-wide pillowed chaise and oversized armrests. The reseated theatres attract more midweek audiences than normal theatres and tend to draw more adults who pay higher ticket prices than teens or young children. We typically do not change ticket prices in the first year after construction, however, in subsequent years we typically increase our ticket prices at our reseated theatres by amounts well in excess of price adjustments for our non-renovated theatres.

As of September 30, 2017, we now feature recliner seating in approximately 250 theatres, including Dine-in-Theatres, totaling approximately 2,423 screens. By the end of 2017, we expect to convert an additional 229 screens to recliner seating.

Rebalancing of the new supply-demand relationship created by recliner seating presents us two further opportunities to improve customer convenience and maximize operating results: open-source internet ticketing and reserved seating.

Open-source internet ticketing makes our AMC seats (over 1.2 million) in all our U.S. theatres and auditoriums for all our showtimes as available as possible, on as many websites as possible. This is a significant departure from the years prior to 2012, when tickets to any one of our theatres were only available on one website. We most recently deployed new technology by partnering with Atom Tickets to allow guests to utilize Atom’s mobile movie ticketing platform to purchase our tickets. Atom’s technology allows movie-goers to check movie reviews and AMC show times, coordinate movie outings among friends while allowing them to pay separately, and pre-pay for food and beverage items. Our tickets are currently on sale over the internet, directly or through mobile apps, at our own website and app and Fandango, Movietickets.com, Flixster and Atom Tickets. We believe increased online access is important because it captures customers’ purchase intent more immediately and directly than if we wait for their arrival at the theatre box office to make a purchase. Carefully monitoring internet pre-sales also lets us adjust capacity in real time, moving movies that are poised to over perform to larger capacity auditoriums or adding additional auditoriums, thereby maximizing yield.

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

To address recent consumer trends, we are expanding our menu of enhanced food and beverage products to include made-to-order drinks and meals, customized coffee, healthy snacks, premium beers, wine and mixed drinks, flatbread pizzas, more varieties of hot dogs, four flavors of popcorn and other menu items. We plan to invest across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage design improvements to the development of new dine-in theatre options. The costs of these conversions in some cases are partially covered by investments from the theatre landlord. We currently operate 28 Dine-In Theatres that deliver chef-inspired menus with seat-side or delivery service to luxury recliners with tables. Our recent Dine-In Theatre concepts are designed to capitalize on the latest food service trend, the fast casual eating experience.

Coca Cola Freestyle® puts customers in charge with over 140 drink flavor options in a compact footprint. Our operational excellence and history of innovation rewarded us with first-mover advantage on this new technology, which, as of September 30, 2017, was deployed in substantially all of our legacy AMC theatres. We expect to install Coca Cola Freestyle® machines in 100% of AMC’s domestic theatres, including all former Carmike theatres, by the end of 2017, and we have already begun the rollout at the Odeon theatres.

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

As of September 30, 2017, we had 10,123,000 active member households in the AMC Stubs® program. Our AMC Stubs® members represented approximately 25% of our attendance during 2017 with an average ticket price 7% lower than our non-members and food and beverage expenditures per patron 12% lower than non-members. We believe movie-goers want to be recognized and rewarded for attending our theatres and as a result, our new AMC Stubs® program is designed to strengthen guest loyalty, attract new guests and drive additional return visits. Our much larger database of identified movie-goers also provides us with additional insight into our customers’ movie preferences, and this enables us to have both a larger and a more targeted marketing effort to support our Hollywood studio partners.

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

The following tables reflect AMC Stubs® activity during the three and nine months ended September 30, 2017:

			AMC Stubs® Revenue for
			Three Months Ended September 30, 2017
	Deferred			Food and		Other Theatre
	Membership	Deferred	Admissions	Beverage	Ticketing	Revenues
(In millions)	Fees	Rewards	Revenues	Revenues	Revenues	(Membership Fees)
Balance, June 30, 2017	$16.5	$24.5
Membership fees received	5.4	—	$—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	6.7	(6.7)	—	—	—
Food and beverage	—	11.4	—	(11.4)	—	—
Rewards redeemed:
Admissions	—	(7.0)	7.0	—	—	—
Food and beverage	—	(10.2)	—	10.2	—	—
Amortization of deferred revenue	(6.5)	—	0.8	1.5	0.7	3.4
For the period ended or balance as of September 30, 2017	$15.4	$25.4	$1.1	$0.3	$0.7	$3.4

			AMC Stubs® Revenue for
			Nine Months Ended September 30, 2017
	Deferred			Food and		Other Theatre
	Membership	Deferred	Admissions	Beverage	Ticketing	Revenues
(In millions)	Fees	Rewards	Revenues	Revenues	Revenues	(Membership Fees)
Balance, December 31, 2016	$12.5	$23.3
Membership fees received	21.6	—	$—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	20.2	(20.2)	—	—	—
Food and beverage	—	32.2	—	(32.2)	—	—
Rewards redeemed:
Admissions	—	(20.1)	20.1	—	—	—
Food and beverage	—	(30.2)	—	30.2	—	—
Amortization of deferred revenue	(18.7)	—	2.2	4.4	2.2	9.8
For the period ended or balance as of September 30, 2017	$15.4	$25.4	$2.1	$2.4	$2.2	$9.8

The following tables reflect AMC Stubs® activity during the three and nine months ended September 30, 2016:

			AMC Stubs® Revenue for
			Three Months Ended September 30, 2016
	Deferred			Food and		Other Theatre
	Membership	Deferred	Admissions	Beverage	Ticketing	Revenues
(In millions)	Fees	Rewards	Revenues	Revenues	Revenues	(Membership Fees)
Balance, June 30, 2016	$12.8	$16.3
Membership fees received	4.2	—	$—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	6.2	(6.2)	—	—	—
Food and beverage	—	6.3	—	(6.3)	—	—
Rewards redeemed:
Admissions	—	(6.0)	6.0	—	—	—
Food and beverage	—	(6.1)	—	6.1	—	—
Amortization of deferred revenue	(6.1)	—	0.7	1.4	0.7	3.2
For the period ended or balance as of September 30, 2016	$10.9	$16.7	$0.5	$1.2	$0.7	$3.2

			AMC Stubs® Revenue for
			Nine Months Ended September 30, 2016
	Deferred			Food and		Other Theatre
	Membership	Deferred	Admissions	Beverage	Ticketing	Revenues
(In millions)	Fees	Rewards	Revenues	Revenues	Revenues	(Membership Fees)
Balance, December 31, 2015	$12.1	$17.0
Membership fees received	17.1	—	$—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	15.9	(15.9)	—	—	—
Food and beverage	—	19.3	—	(19.3)	—	—
Rewards redeemed:
Admissions	—	(16.0)	16.0	—	—	—
Food and beverage	—	(19.5)	—	19.5	—	—
Amortization of deferred revenue	(18.3)	—	0.7	1.4	0.7	15.5
For the period ended or balance as of September 30, 2016	$10.9	$16.7	$0.8	$1.6	$0.7	$15.5

Significant Events

Critical Accounting Policies – Goodwill

We evaluate goodwill for impairment annually as of the beginning of the fourth fiscal quarter or more frequently as specific events or circumstances dictate. A decline in our common stock price and the resulting impact on market capitalization is one of several qualitative factors we consider when making this evaluation. Based on recent declines in the trading price of our Class A common stock, we performed an interim goodwill impairment test during the third quarter of 2017. We believe the decline in market capitalization was precipitated by poor box office performance during 2017 and other uncertainties affecting the outlook for performance by us and the industry. For further information see Note 3 – Goodwill in the Notes to the Consolidated Financial Statements.

The following table sets forth the historical closing prices per share of our Class A common stock for the calendar periods indicated:

Closing
Date	Price Per Share
January 31, 2017	$33.75
February 28, 2017	31.35
March 31, 2017	31.45
April 28, 2017	30.30
May 31, 2017	22.50
June 30, 2017	22.75
July 31, 2017	20.40
August 31, 2017	13.40
September 29, 2017	14.70
October 31, 2017	13.90
November 8, 2017	11.80

As described in Note 1—Basis of Presentation, we elected to early adopt the new accounting guidance, ASU 2017-04, that simplifies the test for goodwill impairment and ASU 2017-07, Business Combinations (Topic 805) –that clarifies the definition of a business. The impairment test for goodwill involves estimating the fair value of each reporting unit and comparing that value to its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, the difference is recorded as a goodwill impairment charge, not to exceed the total amount of goodwill allocated to that reporting unit.

We determined fair value of our 3 reporting units (Domestic Theatres, Odeon Theatres and Nordic Theatres) by using an enterprise valuation methodology and an equally weighted combination of the income approach which utilizes discounted cash flows and the market approach which utilizes market comparable multiples of cash flows.  There was considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in estimating fair value, which are classified as Level 3 in the fair value hierarchy. The income approach provides an estimate of fair value by measuring estimated annual cash flows over a discrete projection period and applying a present value discount rate to the cash flows. The present value of the cash flows is then added to the present value equivalent of the residual value of the business to arrive at an estimated fair value of the reporting units. The residual value represents the present value of the projected cash flows beyond the discrete projection period. The discount rates  were determined using a rate of return deemed appropriate for the risk of achieving the projected cash flows. The market approach used cash flow multiples based on a comparison of growth and profitability of the reporting units and publicly traded peer companies and a 25% control premium based on analysis of comparable transactions.

Key rates used in the income and market approach were as follow:

	Domestic	Odeon	Nordic
	Theatres	Theatres	Theatres
Description	September 30, 2017
Weighted average cost of capital/discount rate	8.5%	10.5%	9.5%
Long-term growth rate	2.5%	2.0%	2.0%
Control premium	25%	25%	25%
Selected cash flow multiple	7.5 x	10.0 x	11.0 x

The fair value of the Domestic Theatres, Odeon Theatres, and Nordic Theatres reporting units exceeded their carrying values by approximately 7.2%, 4.2%, and 1.2%, respectively. Accordingly, there was no goodwill impairment recorded as of September 30, 2017.

Prior to completing the goodwill impairment test, we tested the recoverability of long-lived assets and indefinite-lived intangible assets, and concluded these assets were not impaired as of September 30, 2017.

While the fair values of our reporting units exceed the carrying values at the present time, the performance of the reporting units requires continued improvement in future periods to sustain their carrying values. A further decline in the trading price of our Class A common stock and/or small changes in certain key input assumptions could have a significant impact on estimated fair value, and therefore, a future impairment could result for a portion of the goodwill, long-lived assets or intangible assets. For illustrative purposes, the following table presents the percentages at which estimated fair value exceeds (deceeds) the carrying value assuming hypothetical changes in key assumptions for the income approach and market approach:

			% Fair Value	Increase In	Decrease in	Decrease in	Decrease in
	Carrying	Estimated Fair	Exceeds	WACC	Growth Rate	Control Premium	Multiple
	Value	Value	Carrying Value	0.50%	0.50%	5.00%	0.5 x
Domestic Theatres	$1,049.3	$1,124.9	7.2%	-9.2%	-6.9%	5.0%	-6.0%
Odeon Theatres	665.9	693.8	4.2%	-4.0%	-1.3%	2.1%	-10.1%
Nordic Theatres	709.2	717.9	1.2%	-3.2%	-1.8%	-3.3%	-1.4%
Total	$2,424.4	$2,536.6	4.6%

If the market price of our common stock remains at current levels or further declines from current levels, or if other events or circumstances change that would more likely than not reduce the fair value of our reporting units below their respective carrying value, all or a portion of our goodwill may be impaired in future periods.  Examples of such adverse events or circumstances that could change include (i) an adverse change in macroeconomic conditions; (ii) increased cost factors that have a negative effect on our earnings and cash flows; (iii) negative or overall declining financial performance compared with our actual and projected results of relevant prior periods; and (iv) a sustained decrease in our share price.  Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

Disposition of Open Road.  On August 4, 2017, AMC and Regal Entertainment Group consummated a transaction for the sale of all the issued and outstanding ownership interests in Open Road for total proceeds of $28.8 million of which we received $14.0 million in net proceeds after transaction expenses for our 50% investment and for collection of amounts due from Open Road and recognized a gain on sale of $17.2 million. AMC and Open Road have entered into a new marketing agreement with respect to films released by Open Road after the closing date.

Sale Leaseback Transaction.  On September 14, 2017, we completed the sale and leaseback of the real estate assets associated with seven theatres for proceeds net of closing costs of $128.4 million. The gain on sale of $78.2 million has been deferred and will be amortized over the remaining lease term.

Third Amendment to Credit Agreement.  On May 9, 2017, we entered into the Third Amendment to Credit Agreement with Citicorp North America, Inc., as administrative agent and the other lenders party thereto (the Third Amendment”), amending the Credit Agreement dated as of April 30, 2013. The Third Amendment decreased the applicable margin for the term loans outstanding under the Credit Agreement from 1.75% to 1.25% with respect to base rate borrowings and 2.75% to 2.25% with respect to LIBOR borrowings. We expensed third party fees of $1.0 million in

Other expense (income) related to the Third Amendment to our Senior Secured Credit Agreement.

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

Nordic Cinema Group Holding AB.  On March 28, 2017, we completed the acquisition of Nordic for cash. The purchase price for Nordic was SEK 5,756 million ($654.9 million), which includes payment of interest on the equity value and repayment of shareholder loans. As a result of the acquisition, we assumed the indebtedness of Nordic of approximately SEK 1,269 million ($144.4 million) and indebtedness of approximately €156 million ($169.5 million) as of March 28, 2017, which was refinanced subsequent to the acquisition. We also repaid approximately 13.5 million SEK ($1.6 million) and approximately €1.0 million ($1.1 million) of interest rate swaps related to the indebtedness, which were repaid following the acquisition. All amounts have been converted into US Dollar amounts assuming an SEK/USD exchange rate of 0.11378 and an EUR/USD exchange rate of 1.0865, which were the exchange rates on March 27, 2017. Nordic operated or held a partial interest in 122 theatres with 683 screens in seven European countries: Sweden, Finland, Estonia, Latvia, Lithuania,  Norway and Denmark.

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

NCM Agreement.  On March 9, 2017, we reached an agreement with NCM to implement the requirements of the final judgment entered in connection with the DOJ approval of the Carmike transaction. Pursuant to the agreement, we received 18,425,423 NCM common units in March 2017 related to annual attendance at the Carmike theatres and 361,892 NCM common units related to the 2016 common unit adjustment. Because the Carmike theatres were subject to a pre-existing agreement with a third party and will not receive advertising services from NCM, we will be obligated to make quarterly payments to NCM reflecting the estimated value of the advertising services at the Carmike theatres as if NCM had provided such services. The quarterly payments will continue until the earlier of (i) the date the theatres are transferred to the NCM network or (ii) expiration of the ESA with NCM. All calculations will be made pursuant to the terms of the existing ESA and Common Unit Adjustment Agreement with NCM. With regard to the existing AMC theatres on the NCM network that are required under the final judgment to be transferred to another advertising provider, we returned 2,850,453 NCM LLC common units (valued at $36.4 million) to NCM in March 2017, calculated under the Common Unit Adjustment Agreement as if such theatres had been disposed of on March 3, 2017. We are not obligated to make quarterly payments with respect to the transferred theatres. In addition, we returned 1,807,220 additional NCM LLC common units (valued at $22.6 million) in exchange for a waiver of exclusivity by NCM as to the required transferred theatres for the term of the final judgment, which was classified as General and administrative: Merger, acquisition and transaction costs when the common units were returned to NCM during the three months ended March 31, 2017. We recorded a loss of $1.2 million on the return of NCM LLC common units as per the Common Unit Adjustment Agreement and exclusivity waiver for the difference between the average carrying value of the units and the fair value on the date of return. As a result of the agreement, the we received 14,129,642 net additional NCM LLC common units, valued at $176.9 million based on the market price of NCM, Inc. stock on March 16, 2017 of $12.52. Due to the structure of the transactions, we will no longer anticipate recognizing taxable gains upon the receipt of the new NCM LLC common units. We also agreed to reimburse NCM up to $1.0 million for expenses related to the negotiation of this agreement. We recorded in the line item, Equity in (earnings) loss of non-consolidated entities,  an other-than-temporary impairment charge of $204.5 million in the nine months ending September 30, 2017, to reduce the carrying value of our equity interests in NCM, Inc. common shares and NCM, LLC common units to Level 1 fair value as of June 30, 2017. The other-than-temporary impairment charge reflects recording our units and shares at the publicly quoted per share price on June 30, 2017 of $7.42 based on our determination that the decline in the price per share during the respective quarter was other than temporary. Our equity interests in common shares and common units had been in an unrealized loss position for approximately three months at June 30, 2017. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment. Consideration was given to financial condition and near-term prospects of the issuer and ability to retain the equity interests in the issuers for a period of time sufficient to allow for any anticipated recovery in market value.

On September 18, 2017, we entered into an agreement to sell 12,000,000 common shares in NCM, Inc. for approximately $73.1 million, representing a price per share of $6.09. The sale was completed on September 20, 2017 and we recognized a loss on sale of approximately $17.4 million including transaction costs on the sale of the shares. On September 29, 2017, we sold our remaining 2,800,000 common shares of NCM, Inc. for approximately $18.2 million representing a price per share of $6.49, we recognized a loss on sale of approximately $3.1 million including transaction costs on the sale of the shares.

The carrying value of our remaining 23,392,630 NCM common units exceeded the fair value by approximately $11.8 million as of September 30, 2017 based on a September 30, 2017 closing price for NCM of $6.98 per share.  Should the market value of our investment in NCM further decline below our carrying value of $7.49, additional impairment may be warranted on the remaining 23,392,630 common units of NCM LLC and so deemed to be an other- than-temporary decline.  We believe the decline in fair value as of September 30, 2017 is temporary given the short period of duration of the decline (1 quarter) and the severity of the decline (7%  below carrying value). We also have observed quoted market prices of NCM, Inc. common shares subsequent to September 30, 2017 in excess of our carrying value per share.

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

Dividends.  The following is a summary of dividends and dividend equivalents declared to stockholders:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 14, 2017	March 13, 2017	March 27, 2017	$0.20	$26.2
April 27, 2017	June 5, 2017	June 19, 2017	0.20	26.5
August 3, 2017	September 11, 2017	September 25, 2017	0.20	26.5
February 25, 2016	March 7, 2016	March 21, 2016	0.20	19.8
April 27, 2016	June 6, 2016	June 20, 2016	0.20	19.8
July 25, 2016	September 6, 2016	September 19, 2016	0.20	19.8
November 3, 2016	December 5, 2016	December 19, 2016	0.20	20.7

During the nine months ended September 30, 2017 and 2016, we paid dividends and dividend equivalents of $78.7 million and $59.1 million, respectively. As of September 30, 2017, we accrued $0.9 million for the remaining unpaid dividends.

On October 27, 2017, we declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on December 18, 2017 to stockholders of record on December 4, 2017.

Stock Repurchases.    On August 3, 2017, we announced that our Board of Directors had approved a $100.0 million share repurchase program to repurchase our Class A common stock over a two-year period.

Repurchases may be made at management's discretion from time to time through open-market transactions including block purchases, through privately negotiated transactions, or otherwise over the next two years in accordance with all applicable securities laws and regulations. The extent to which AMC repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements, and other corporate considerations, as determined by AMC’s management team. Repurchases may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when our management might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate the us to repurchase any minimum dollar amount or number of shares and may be suspended for periods or discontinued at any time. During the three months ended September 30, 2017, we repurchased 1,068,300 shares of Class A common stock at a cost of $16.5 million.

Operating Results

The following table sets forth our consolidated revenues, operating costs and expenses.

	Three Months Ended				Nine Months Ended
(In millions)	September 30, 2017	September 30, 2016	% Change		September 30, 2017	September 30, 2016	% Change
Revenues
Admissions	$753.5	$496.8	51.7%		$2,332.4	$1,460.6	59.7%
Food and beverage	361.4	248.9	45.2%		1,133.1	736.6	53.8%
Other theatre	63.8	34.1	87.1%		196.9	112.6	74.9%
Total revenues	$1,178.7	$779.8	51.2%		$3,662.4	$2,309.8	58.6%
Operating Costs and Expenses
Film exhibition costs	$364.8	$259.1	40.8%		$1,164.2	$784.4	48.4%
Food and beverage costs	60.7	33.9	79.1%		182.6	102.0	79.0%
Operating expense	383.2	211.6	81.1%		1,128.8	613.9	83.9%
Rent	200.7	121.9	64.6%		590.9	369.3	60.0%
General and administrative expense:
Merger, acquisition and transaction costs	5.6	4.9	14.3%		57.2	15.1	*	%
Other	32.8	19.8	65.7%		113.4	58.9	92.5%
Depreciation and amortization	135.2	63.1	*	%	393.9	185.8	*	%
Operating costs and expenses	1,183.0	714.3	65.6%		3,631.0	2,129.4	70.5%
Operating income (loss)	(4.3)	65.5	*	%	31.4	180.4	(82.6)%
Other expense (income):
Other (income) expense	(0.6)	0.1	*	%	(2.3)	—	*	%
Interest expense:
Corporate borrowings	60.8	24.6	*	%	171.7	74.4	*	%
Capital and financing lease obligations	10.6	2.1	*	%	31.7	6.4	*	%
Equity in (earnings) loss of non-consolidated entities (1)	1.8	(12.0)	*	%	199.1	(28.1)	*	%
Investment (income) expense	(16.6)	0.2	*	%	(21.6)	(9.6)	*	%
Total other (income) expense	56.0	15.0	*	%	378.6	43.1	*	%
Earnings (loss) before income taxes	(60.3)	50.5	*	%	(347.2)	137.3	*	%
Income tax provision (benefit)	(17.6)	20.1	*	%	(136.4)	54.6	*	%
Net earnings (loss)	$(42.7)	$30.4	*	%	$(210.8)	$82.7	*	%

(1)	Equity in (earnings) loss of non-consolidated entities includes an other-than-temporary impairment of our investment in NCM of $204.5 million for the nine months ended September 30, 2017.

*     Percentage change in excess of 100%

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Operating Data:
Screen additions	22	—	64	12
Screen acquisitions	15	15	720	26
Screen dispositions	21	—	257	38
Construction openings (closures), net	(53)	(54)	(39)	(131)
Average screens (1)	10,707	5,240	10,640	5,278
Number of screens operated	11,046	5,295	11,046	5,295
Number of theatres operated	1,006	388	1,006	388
Screens per theatre	11.0	13.6	11.0	13.6
Attendance (in thousands) (1)	79,451	51,895	254,441	153,136

(1)	Includes consolidated theatres only and excludes screens offline due to construction.

Segment Operating Results

The following table sets forth our revenues, operating costs and expenses by reportable segment.

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(In millions)	2017	2016	2017	2016	2017	2016
Revenues
Admissions	$531.7	$495.8	$221.8	$1.0	$753.5	$496.8
Food and beverage	278.3	248.5	83.1	0.4	361.4	248.9
Other theatre	35.7	34.0	28.1	0.1	63.8	34.1
Total revenues	845.7	778.3	333.0	1.5	1,178.7	779.8
Operating Costs and Expenses
Film exhibition costs	269.2	258.6	95.6	0.5	364.8	259.1
Food and beverage costs	41.2	33.8	19.5	0.1	60.7	33.9
Operating expense	272.9	210.9	110.3	0.7	383.2	211.6
Rent	148.2	121.5	52.5	0.4	200.7	121.9
General and administrative expense:
Merger, acquisition and transaction costs	3.7	4.9	1.9	—	5.6	4.9
Other	16.9	19.8	15.9	—	32.8	19.8
Depreciation and amortization	98.9	63.1	36.3	—	135.2	63.1
Operating costs and expenses	851.0	712.6	332.0	1.7	1,183.0	714.3
Operating income (loss)	(5.3)	65.7	1.0	(0.2)	(4.3)	65.5
Other expense (income):
Other (income) expense	(0.4)	0.1	(0.2)	—	(0.6)	0.1
Interest expense:
Corporate borrowings	60.3	24.6	0.5	—	60.8	24.6
Capital and financing lease obligations	5.0	2.1	5.6	—	10.6	2.1
Equity in (earnings) loss of non-consolidated entities	2.7	(12.0)	(0.9)	—	1.8	(12.0)
Investment (income) expense	(17.0)	0.2	0.4	—	(16.6)	0.2
Total other expense	50.6	15.0	5.4	—	56.0	15.0
Earnings (loss) before income taxes	(55.9)	50.7	(4.4)	(0.2)	(60.3)	50.5
Income tax provision (benefit)	(18.9)	20.1	1.3	—	(17.6)	20.1
Net earnings (loss)	$(37.0)	$30.6	$(5.7)	$(0.2)	$(42.7)	$30.4

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016
Segment Operating Data:
Screen additions	21	—	1	—	22	—
Screen acquisitions	15	15	—	—	15	15
Screen dispositions	16	—	5	—	21	—
Construction openings (closures), net	(30)	(54)	(23)	—	(53)	(54)
Average screens (1)	8,028	5,224	2,679	16	10,707	5,240
Number of screens operated	8,139	5,279	2,907	16	11,046	5,295
Number of theatres operated	645	387	361	1	1,006	388
Screens per theatre	12.6	13.6	8.1	16.0	11.0	13.6
Attendance (in thousands) (1)	54,269	51,750	25,182	145	79,451	51,895

(1)	Includes consolidated theatres only and excludes screens offline due to construction.

	U.S. Markets		International Markets		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(In millions)	2017	2016	2017	2016	2017	2016
Revenues
Admissions	$1,716.3	$1,457.5	$616.1	$3.1	$2,332.4	$1,460.6
Food and beverage	904.7	735.3	228.4	1.3	1,133.1	736.6
Other theatre	124.2	112.2	72.7	0.4	196.9	112.6
Total revenues	2,745.2	2,305.0	917.2	4.8	3,662.4	2,309.8
Operating Costs and Expenses
Film exhibition costs	904.7	783.0	259.5	1.4	1,164.2	784.4
Food and beverage costs	129.7	101.7	52.9	0.3	182.6	102.0
Operating expense	824.3	611.4	304.5	2.5	1,128.8	613.9
Rent	445.6	367.9	145.3	1.4	590.9	369.3
General and administrative expense:
Merger, acquisition and transaction costs	54.3	15.1	2.9	—	57.2	15.1
Other	67.8	58.9	45.6	—	113.4	58.9
Depreciation and amortization	294.3	185.8	99.6	—	393.9	185.8
Operating costs and expenses	2,720.7	2,123.8	910.3	5.6	3,631.0	2,129.4
Operating income (loss)	24.5	181.2	6.9	(0.8)	31.4	180.4
Other expense (income):
Other (income) expense	(2.1)	—	(0.2)	—	(2.3)	—
Interest expense:					—
Corporate borrowings	170.2	74.4	1.5	—	171.7	74.4
Capital and financing lease obligations	15.3	6.4	16.4	—	31.7	6.4
Equity in (earnings) loss of non-consolidated entities (1)	200.1	(28.1)	(1.0)	—	199.1	(28.1)
Investment (income) expense	(22.3)	(9.6)	0.7	—	(21.6)	(9.6)
Total other expense	361.2	43.1	17.4	—	378.6	43.1
Earnings (loss) before income taxes	(336.7)	138.1	(10.5)	(0.8)	(347.2)	137.3
Income tax provision (benefit)	(138.0)	54.6	1.6	—	(136.4)	54.6
Net earnings (loss)	$(198.7)	$83.5	$(12.1)	$(0.8)	$(210.8)	$82.7

(1)	Equity in (earnings) loss of non-consolidated entities includes an other-than-temporary impairment of our investment in NCM of $204.5 million for the nine months ended September 30, 2017.

	U.S. Markets		International Markets		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016
Segment Operating Data:
Screen additions	30	12	34	—	64	12
Screen acquisitions	37	26	683	—	720	26
Screen dispositions	218	38	39	—	257	38
Construction openings (closures), net	(3)	(131)	(36)	—	(39)	(131)
Average screens (1)	8,083	5,262	2,557	16	10,640	5,278
Number of screens operated	8,139	5,279	2,907	16	11,046	5,295
Number of theatres operated	645	387	361	1	1,006	388
Screens per theatre	12.6	13.6	8.1	16.0	11.0	13.6
Attendance (in thousands) (1)	179,041	152,717	75,400	419	254,441	153,136

(1)	Includes consolidated theatres only and excludes screens offline due to construction.

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

Adjusted EBITDA increased by $3.0 million or 2.1% during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Adjusted EBITDA in U.S. markets decreased by $36.9 million or 25.5% due primarily to decreases in attendance per average screen and increases in rent, and partially offset by increases in cash distributions from non-consolidated entities. Adjusted EBITDA in international markets increased $39.9 million due primarily to increases in attendance from the Odeon acquisition and the Nordic acquisition.

Adjusted EBITDA increased by $113.9 million or 27.1% during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Adjusted EBITDA in U.S. markets increased by $0.1 million. Adjusted EBITDA in international markets increased $113.8 million due primarily to increases in attendance from the Odeon acquisition and Nordic acquisition.

The following tables set forth our Adjusted EBITDA by reportable operating segment and our reconciliation of Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
Adjusted EBITDA (In millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
U.S. markets (1)	$107.6	$144.5	$420.6	$420.5
International markets	39.8	(0.1)	113.7	(0.1)
Total Adjusted EBITDA	$147.4	$144.4	$534.3	$420.4

(1)	Distributions from NCM are reported entirely within the U.S. markets segment.

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net earnings (loss)	$(42.7)	$30.4	$(210.8)	$82.7
Plus:
Income tax provision (benefit)	(17.6)	20.1	(136.4)	54.6
Interest expense	71.4	26.7	203.4	80.8
Depreciation and amortization	135.2	63.1	393.9	185.8
Certain operating expenses (1)	3.7	5.8	12.5	13.0
Equity in (earnings) loss of non-consolidated entities (2)	1.8	(12.0)	199.1	(28.1)
Cash distributions from non-consolidated entities (3)	6.5	3.4	33.1	21.6
Attributable EBITDA (4)	0.8	—	1.8	—
Investment (income) expense	(16.6)	0.2	(21.6)	(9.6)
Other expense (income) (5)	(0.6)	0.1	(1.8)	—
General and administrative expense—unallocated:
Merger, acquisition and transaction costs (6)	5.6	4.9	57.2	15.1
Stock-based compensation expense (7)	(0.1)	1.7	3.9	4.5
Adjusted EBITDA	$147.4	$144.4	$534.3	$420.4

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

(2)

Equity in (earnings) loss of non-consolidated entities includes an other-than-temporary impairment of our investment in NCM of $204.5 million for the nine months ended September 30, 2017. The other-than-temporary impairment charge reflects recording our units and shares at the publicly quoted per share price on June 30, 2017 of $7.42 based on our determination that the decline in the price per share during the respective quarter was other than temporary. Equity in (earnings) loss of non-consolidated entities includes loss on the sale of a portion of our investment in NCM of $21.0 million and $22.2 million during the three and nine months ended September 30, 2017, respectively.

(3)

Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. We believe including cash distributions is an appropriate reflection of the contribution of these investments to our operations.

(4)

Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain international markets. See below for a reconciliation of our equity earnings of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where we hold a significant market share, we believe attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. We also provide services to these theatre operators including information technology systems, certain on-screen advertising services and our gift card and package ticket program. As these investments relate only to our Nordic acquisition, the second quarter of 2017 represents the first time we have made this adjustment and does not impact prior historical presentations of Adjusted EBITDA.

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Equity in loss of non-consolidated entities	$1.8	$—	$199.1	$—
Less:
Equity in loss of non-consolidated entities excluding international theatre JV's	2.1	—	199.6	—
Equity in earnings of International theatre JV's	0.3	—	0.5	—
Depreciation and amortization	0.5	—	1.3	—
Attributable EBITDA	$0.8	$—	$1.8	$—

(5)

Other income for the nine months ended September 30, 2017 includes $3.2 million financing related foreign currency transaction gains, partially offset by $1.0 million in fees relating to third party fees related to the Third Amendment to our Senior Secured Credit Agreement and a $0.4 million loss on the redemption of the Bridge Loan Facility. Other income for the three months ended September 30, 2017 includes $0.5 million related to financing related foreign currency transaction gains.

(6)	Merger, acquisition and transition costs are excluded as they are non-operating in nature.

(7)	Non-cash or non-recurring expense included in general and administrative: other

Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net earnings (loss) as an indicator of operating performance (as determined in accordance with U.S. GAAP). Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. We have included Adjusted EBITDA because we believe it provides management and investors with additional information to measure our performance and estimate our value.

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

New Segment Information

Our historical results of operation for the three and nine months ended September 30, 2017 and September 30, 2016 reflect the results of operations for our two Theatrical Exhibition operating segments, U.S. markets and International markets.

Prior to the acquisition of Odeon on November 30, 2016, we reported one reportable segment, Theatrical Exhibition. Our historical results of operations for the three and nine months ended September 30, 2016, includes one theatre in the U.K. which is now reported as part of our International markets reportable segment effective with the

Odeon acquisition on November 30, 2016.

Results of Operations— For the Three Months Ended September 30, 2017 and September 30, 2016

Consolidated Results of Operations

Revenues.  Total revenues increased 51.2% or $398.9 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Admissions revenues increased 51.7%, or $256.7 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to a 53.1% increase in attendance partially offset by a 0.9% decrease in average ticket price. The increase in attendance was primarily due to the acquisition of Odeon in November 2016, the acquisition of Carmike in December 2016 and the acquisition of Nordic in March 2017. The decrease in average ticket price was primarily due to the acquisition of Odeon where the average ticket price in our International markets is lower than in our U.S. markets. Total admissions revenues were increased by rewards redeemed, net of deferrals of $1.1 million and $0.5 million related to rewards accumulated under AMC Stubs® during the three months ended September 30, 2017 and September 30, 2016, respectively. The rewards accumulated under AMC Stubs® are deferred and recognized in future periods upon redemption or expiration of customer rewards.

Food and beverage revenues increased 45.2%, or $112.5 million, during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to the increase in attendance, partially offset by a 5.2% decrease in food and beverage revenues per patron. The decrease in food and beverage revenues per patron was primarily due to the acquisitions of Odeon and Nordic where food and beverage revenues per patron in International markets is much lower than in our U.S. markets. Total food and beverage revenues were increased by rewards redeemed, net of deferrals, of $0.3 million and were decreased by rewards redeemed, net of deferrals, of $1.2 million related to rewards accumulated under AMC Stubs® during the three months ended September 30, 2017 and September 30, 2016, respectively.

Total other theatre revenues increased 87.1%, or $29.7 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to increases from the Odeon, Carmike and Nordic acquisitions. Other theatre revenues include revenues for ticketing fees, advertising, and theatre rentals.

Operating costs and expenses.  Operating costs and expenses increased 65.6%, or $468.7 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was primarily due to the acquisition of Odeon in November 2016, the acquisition of Carmike in December 2016 and the acquisition of Nordic in March 2017. Film exhibition costs increased 40.8%, or $105.7 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 48.4% for the three months ended September 30, 2017 and 52.2% for the three months ended September 30, 2016. Film exhibition costs as a percentage of admissions revenues in our International markets are much lower than in our U.S. markets.

Food and beverage costs increased 79.1%, or $26.8 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. As a percentage of food and beverage revenues, food and beverage costs were 16.8% for the three months ended September 30, 2017 and 13.6% for the three months ended September 30, 2016 due to the acquisition of Odeon and Nordic where food and beverage costs as a percentage of food and beverage revenues are much higher in our International markets than in our U.S. markets. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. Food and beverage gross profit per patron decreased 8.7%, and is calculated as food and beverage revenues less food and beverage costs divided by attendance. The decrease is primarily due to lower gross profit per patron in our International markets.

As a percentage of revenues, operating expense was 32.5% for the three months ended September 30, 2017 and 27.1% for the three months ended September 30, 2016. Rent expense increased 64.6%, or $78.8 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily from the increase in the number of theatres operated due to the acquisitions of Odeon, Carmike and Nordic.

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $5.6 million during the three months ended September 30, 2017 compared to $4.9 million during the three months ended September 30, 2016, primarily due to an increase in professional and consulting costs and increased merger and acquisition activity associated with our Carmike acquisition, Odeon acquisition, and Nordic acquisition. The merger, acquisition and transaction costs are costs and expenses incurred principally at the corporate office in the investigation, negotiation, financing and transition of acquisitions.

Other.  Other general and administrative expense increased $13.0 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due primarily to the acquisitions of Odeon and Nordic and increases in development costs, salaries and benefits.

Depreciation and amortization.  Depreciation and amortization increased $72.1 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to the increase in depreciable assets resulting from the acquisitions of Odeon, Carmike and Nordic, as well as capital expenditures of $467.7 million during the nine months ended September 30, 2017 and $421.7 million during the year ended December 31, 2016.

Other Expense (Income):

Other expense (income).  Other income of $0.6 million during the three months ended September 30, 2017 is primarily due to financing related foreign currency transaction gains.

Interest expense.  Interest expense increased $44.7 million to $71.4 million for the three months ended September 30, 2017 compared to $26.7 million for the three months ended September 30, 2016 primarily due to issuance of $595.0 million of our 5.875% Notes due 2026 and £250.0 million ($334.8 million) of our 6.375% Sterling Notes due 2024 on November 8, 2016 for the Odeon acquisition, issuance of $500.0 million of new Term loans due 2023 on November 30, 2016, the assumption from Carmike of $230.0 million of 6.0% Notes due 2023 on December 21, 2016 for the Carmike acquisition, issuance of $475.0 million of our 6.125% Notes due 2027 on March 17, 2017, and the issuance of additional £250.0 million ($334.8 million) of our 6.375% Sterling Notes due 2024 on March 17, 2017 for the Nordic acquisition. The interest rate on the new Term Loans due 2023 was 3.48% as of September 30, 2017. We also assumed $224.0 million of capital and financing lease obligations from Carmike, $367.3 million of capital and financing lease obligations from Odeon and $15.1 million of capital and financing lease obligations from Nordic with interest rates ranging from 5.1% to 6.4%.

Equity in (earnings) loss of non-consolidated entities.  Equity in loss of non-consolidated entities were $1.8 million for the three months ended September 30, 2017 compared to equity in earnings of $12.0 million for the three months ended September 30, 2016. The decrease in equity in earnings of non-consolidated entities of $13.8 million was primarily due to loss on sales of NCM shares of $21.0 million, partially offset by an increase in earnings from NCM of $6.7 million. See “Significant Events—NCM Agreement” above for further information regarding the loss on sale of NCM shares.

Investment (income) expense.  Investment income was $16.6 million for the three months ended September 30, 2017 compared to investment expense of $0.2 million for the three months ended September 30, 2016. The increase in investment income was primarily due to the $17.2 million gain on the sale of Open Road.

Income tax provision (benefit).  The income tax benefit was $17.6 million for the three months ended September 30, 2017 and income tax provision was $20.1 million for the three months ended September 30, 2016. See Note 7—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10–Q for further information.

Net earnings (loss).  Net loss was $42.7 million and net earnings was $30.4 million during the three months ended September 30, 2017 and September 30, 2016, respectively. Net loss during the three months ended September 30, 2017 compared to net earnings during the three months ended September 30, 2016 were negatively impacted by the decreases in average ticket price, decreases in food and beverage per patron, and increases in operating expense, rent, depreciation and amortization expense, loss on sale of NCM shares, interest expense, and general and administrative expense (other and merger, acquisition and transaction costs), partially offset by the increase in attendance related to the Odeon, Carmike and Nordic acquisitions, the $17.2 million gain on sale of Open Road and increase in income tax benefit.

Theatrical Exhibition–U.S. Markets

Revenues.  Total revenues increased 8.7% or $67.4 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Admissions revenues increased 7.2%, or $35.9 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to a 4.8% increase in attendance and a 2.3% increase in average ticket price. The increase in attendance was primarily due to the acquisition of Carmike in December 2016. The increase in average ticket price was primarily due to increases in attendance for PLF and IMAX® premium formats and increases in prices for traditional that were partially offset by declines in attendance for 3D premium formats. Total admissions revenues were increased by rewards redeemed, net of deferrals of $1.1 million and $0.5 million related to rewards accumulated under AMC Stubs® during the three months ended September 30, 2017 and September 30, 2016, respectively. The rewards accumulated under AMC Stubs® are deferred and recognized in future periods upon redemption or expiration of customer rewards.

Food and beverage revenues increased 12.0%, or $29.8 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to the increase in attendance due to the Carmike acquisition and the increase in food and beverage revenues per patron of 6.9%. The increase in food and beverage revenues per patron was primarily due to increases in prices and the success of our initiatives.

Total other theatre revenues increased 5.0%, or $1.7 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to increases from the Carmike acquisition for internet ticketing fees, partially offset by declines in income from exchange tickets due to declines in sales volume and estimated rates of non-presentment.

Operating costs and expenses.  Operating costs and expenses increased 19.4%, or $138.4 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Film exhibition costs increased 4.1%, or $10.6 million, during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 50.6% for the three months ended September 30, 2017 compared to 52.2%  for the three months ended September 30, 2016, due to the popularity of films in the prior year which typically results in higher film rent terms.

Food and beverage costs increased 21.9%, or $7.4 million, during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. As a percentage of food and beverage revenues, food and beverage costs were 14.8% for the three months ended September 30, 2017 and 13.6% for the three months ended September 30, 2016. The increase in food and beverage costs was primarily due to the increase cost associated with our new enhanced menu items included in Feature Fare. Food and beverage gross profit per patron increased 5.3%, and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 32.3% for the three months ended September 30, 2017 and 27.1% the three months ended September 30, 2016. Rent expense increased 22.0%, or $26.7 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily from the increase in the number of theatres operated, including the acquisition of Carmike.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $3.7 million during the three months ended September 30, 2017 compared to $4.9 million during the three months ended September 30, 2016. The merger, acquisition and transaction costs are costs and expenses incurred principally at the corporate office in the investigation, negotiation, financing and transition of acquisitions.

Other.  Other general and administrative expense decreased  $2.9 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due primarily to decreases in bonuses and a reversal of stock-based compensation expense as a result of operating performance.

Depreciation and amortization.  Depreciation and amortization increased $35.8 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to the increase in depreciable assets resulting from the acquisition of Carmike, as well as capital expenditures of $416.6 million during the nine months ended September 30, 2017 and $412.8 million during the year ended December 31, 2016.

Other Expense (Income):

Other expense (income).  Other income of $0.4 million during the three months ended September 30, 2017 is primarily due to financing related foreign currency transaction gains.

Interest expense.  Interest expense increased $38.6 million to $65.3 million for the three months ended September 30, 2017 compared to $26.7 million for the three months ended September 30, 2016 primarily due to issuance of $595.0 million of our 5.875% Notes due 2026 and £250.0 million ($334.8 million) of our 6.375% Sterling Notes due 2024 on November 8, 2016 for the Odeon acquisition, issuance of $500.0 million of new Term loans due 2023 on November 30, 2016, the assumption from Carmike of $230.0 million of 6.0% Notes due 2023 on December 21, 2016 for the Carmike acquisition, issuance of $475.0 million of our 6.125% Notes due 2027 on March 17, 2017, and the issuance of additional £250.0 million ($334.8 million) of our 6.375% Sterling Notes due 2024 on March 17, 2017 for the Nordic acquisition. The interest rate on the new Term Loans due 2023 was 3.48% as of September 30, 2017. We also assumed $224.0 million of capital and financing lease obligations from Carmike with interest rates ranging from 5.75% to 6.25%.

Equity in (earnings) loss of non-consolidated entities.  Equity in loss of non-consolidated entities were $2.7 million for the three months ended September 30, 2017 compared to equity earnings of $12.0 million for the three months ended September 30, 2016. The decrease in equity in earnings of non-consolidated entities of $14.7 million was primarily due to loss on sales of NCM, Inc. shares of $21.0 million, partially offset by an increase in earnings from NCM of $6.7 million. See “Significant Events—NCM Agreement” above for further information regarding the loss on sale.

Investment (income) expense.  Investment income was $17.0 million and investment loss of $0.2 million for the three months ended September 30, 2017 and three months ended September 30, 2016, respectively.  The increase in investment income was primarily due to the $17.2 million gain on the sale of Open Road.

Income tax provision (benefit).  The income tax benefit was $18.9 million for the three months ended September 30, 2017 and income tax provision was $20.1 million for the three months ended September 30, 2016. See Note 7—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10–Q for further information.

Net earnings (loss).  Net loss was $37.0 million and net earnings was  $30.6 million during the three months ended September 30, 2017 and September 30, 2016, respectively. Net loss during the three months ended September 30, 2017 compared to net earnings during the three months ended September 30, 2016 were negatively impacted by the loss on sale of NCM, Inc. shares of $21.0 million, rent, depreciation and amortization expense, and interest expense related to the Carmike acquisition, partially offset by the increase in attendance related to the Carmike acquisition, increases in food and beverage revenues per patron, average ticket prices, the $17.2 million gain on the sale of Open Road and declines in general and administrative expense (other and merger, acquisition and transaction costs).

Theatrical Exhibition - International Markets

Revenues.  Total revenues increased $331.5 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Admissions revenues increased $220.8 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to an increase in attendance due to the acquisitions of Odeon on November 30, 2016 and Nordic on March 28, 2017. Prior to the acquisition of Odeon, we operated one theatre in the UK, which is now included in the International markets operating segment.

Food and beverage revenues increased $82.7 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to the increase in attendance due to the acquisitions of Odeon and Nordic.

Total other theatre revenues increased $28.0 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to the acquisition of Odeon and Nordic. Other theatre revenues include revenues for advertising and theatre rentals.

Operating costs and expenses.  Operating costs and expenses increased $330.3 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to the acquisitions. Film exhibition costs increased $95.1 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 43.1% for the three months ended September 30, 2017 and 50.0% for the three months ended September 30, 2016.

Food and beverage costs increased $19.4 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues due to the acquisitions of Odeon and Nordic. As a percentage of food and beverage revenues, food and beverage costs were 23.5% for the three months ended September 30, 2017 and 25.0% for the three months ended September 30, 2016.

As a percentage of revenues, operating expense was 33.1% for the three months ended September 30, 2017 and 46.7% during the three months ended September 30, 2016. Rent expense increased $52.1 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to the increase in the number of theatres operated as a result of the Odeon and Nordic acquisitions.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs increased $1.9 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to costs associated with the Nordic acquisition. The majority of our consolidated merger, acquisition and transaction costs related to Odeon and Nordic are included in our Theatrical Exhibition – U.S. markets operating segment. The merger, acquisition and transactions costs are costs and expenses incurred principally at the corporate office in the investigation, negotiation, financing and transition of acquisitions.

Other.  Other general and administrative expense increased $15.9 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to the Odeon and Nordic acquisitions.

Depreciation and amortization.  Depreciation and amortization increased $36.3 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due to the increase in depreciable assets resulting from the Odeon and Nordic acquisitions.

Interest expense.  Interest expense increased $6.1 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to interest expense related to approximately $367.3 million of capital and financing lease obligations assumed from Odeon and $15.1 million of capital and financing lease obligations from Nordic with interest rates ranging from 5.1% to 6.4%.

Income tax provision (benefit).  The income tax provision increased $1.3 million for the three months ended September 30, 2017. See Note 7—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10–Q for further information.

Net earnings (loss).  Net loss increased $5.5 million during the three months ended September 30, 2017 as a result of the Odeon and Nordic acquisitions.

Results of Operations— For the Nine Months Ended September 30, 2017 and September 30, 2016

Consolidated Results of Operations

Revenues.  Total revenues increased 58.6% or $1,352.6 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Admissions revenues increased 59.7%, or $871.8 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to a 66.2% increase in attendance partially offset by a 3.9% decrease in average ticket price. The increase in attendance was primarily due to the acquisition of Odeon in November 2016, the acquisition of Carmike in December 2016 and the acquisition of Nordic in March 2017. The decrease in average ticket price was primarily due to the acquisition of Odeon where the average ticket price in our International markets is lower than in our U.S. markets. Total admissions revenues were increased by rewards redeemed, net of deferrals of $2.1 million and $0.8 million during the nine months ended September 30, 2017 and September 30, 2016, respectively. The rewards accumulated under AMC Stubs® are deferred and recognized in future periods upon redemption or expiration of customer rewards.

Food and beverage revenues increased 53.8%, or $396.5 million, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to the increase in attendance due to the acquisitions, partially offset by a 7.5% decrease in food and beverage revenues per patron. The decrease in food and beverage revenues per patron was primarily due to the acquisitions of Odeon and Nordic where food and beverage revenues per patron in International markets is much lower than in our U.S. markets. Total food and beverage revenues were increased by rewards redeemed, net of deferrals, of $1.2 million and $1.6 million during the nine months ended September 30, 2017 and September 30, 2016, respectively.

Total other theatre revenues increased 74.9%, or $84.3 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to increases from the Odeon, Carmike and Nordic acquisitions.

Operating costs and expenses.  Operating costs and expenses increased 70.5%, or $1,501.6 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Film exhibition costs increased 48.4%, or $379.8 million, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to the increase in admissions revenues as a result of the acquisitions. As a percentage of admissions revenues, film exhibition costs were 49.9% for the nine months ended September 30, 2017 and 53.7% for the nine months ended September 30, 2016. Film exhibition costs as a percentage of admissions revenues in our International markets are much lower than in our U.S. markets.

Food and beverage costs increased 79.0%, or $80.6 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. As a percentage of food and beverage revenues, food and beverage costs were 16.1% for the nine months ended September 30, 2017 and 13.8% for the nine months ended September 30, 2016 due to the acquisition of Odeon and Nordic where food and beverage costs as a percentage of food and beverage revenues are much higher in our International markets than in our U.S. markets. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. Food and beverage gross profit per patron decreased 9.7%, and is calculated as food and beverage revenues less food and beverage costs divided by attendance. The decrease is primarily due to lower gross profit per patron in our International markets.

As a percentage of revenues, operating expense was 30.8% for the nine months ended September 30, 2017 and 26.6% for the nine months ended September 30, 2016. Rent expense increased 60.0%, or $221.6 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily from the increase in the number of theatres operated due to the acquisitions of Odeon, Carmike and Nordic.

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $57.2 million during the nine months ended September 30, 2017 compared to $15.1 million during the nine months ended September 30, 2016. This increase was primarily due to expenses incurred in connection with the DOJ final judgment for the Carmike acquisition, an increase in professional and consulting costs and increased merger and acquisition activity associated with our Carmike, Odeon, and Nordic acquisitions. The merger, acquisition and transaction costs are costs and expenses incurred principally at the corporate office in the investigation, negotiation, financing and transition of acquisitions.

In conjunction with the Carmike acquisition and the DOJ final judgment, we returned 1,807,220 additional NCM LLC common units (valued at $22.6 million) in exchange for a waiver of exclusivity by NCM which resulted in $22.6 million of expense during the nine months ended September 30, 2017.

Other.  Other general and administrative expense increased $54.5 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due primarily to the acquisitions of Odeon and Nordic and increases in development costs, salaries and benefits.

Depreciation and amortization.  Depreciation and amortization increased $208.1 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to the increase in depreciable assets resulting from the acquisitions of Odeon, Carmike and Nordic, as well as capital expenditures of $467.7 million during the nine months ended September 30, 2017 and $421.7 million during the year ended December 31, 2016.

Other Expense (Income):

Other income.  Other income of $2.3 million during the nine months ended September 30, 2017 is primarily due to financing related foreign currency transaction gains of $3.2 million and a $0.4 million recovery for business interruption, offset by $1.0 million of third party fees related to the Third Amendment to our Senior Secured Credit Agreement and a $0.4 million loss on the repayment of the Bridge Loan Facility.

Interest expense.  Interest expense increased $122.6 million to $203.4 million for the nine months ended September 30, 2017 compared to $80.8 million for the nine months ended September 30, 2016 primarily due to issuance of $595.0 million of our 5.875% Notes due 2026 and £250.0 million ($334.8 million) of our 6.375% Sterling Notes due 2024 on November 8, 2016 for the Odeon acquisition, issuance of $500.0 million of new Term loans due 2023 on November 30, 2016, issuance of our 7.0% Bridge Loan due 2017 of $350.0 million on December 21, 2016 (repaid in February 2017), and the assumption from Carmike of $230.0 million of 6.0% Notes due 2023 on December 21, 2016 for the Carmike acquisition, issuance of $475.0 million of our 6.125% Notes due 2027 on March 17, 2017, and the issuance of additional £250.0 million ($334.8 million) of our 6.375% Sterling Notes due 2024 on March 17, 2017 for the Nordic acquisition. The interest rate on the new Term Loans due 2023 was 3.48% as of September 30, 2017. We also assumed $224.0 million of capital and financing lease obligations from Carmike, $367.3 million of capital and financing lease obligations from Odeon, and $15.1 million of capital and financing lease obligations from Nordic with interest rates ranging from 5.1% to 6.4%.

Equity in (earnings) loss of non-consolidated entities.  Equity in loss of non-consolidated entities was  $199.1 million for the nine months ended September 30, 2017 compared to equity earnings of $28.1 million for the nine months ended September 30, 2016. The decrease in equity in earnings of non-consolidated entities of $227.2 million was primarily due to an other-than-temporary impairment loss on NCM of $204.5 million, loss on sales of NCM shares of $22.2 million, an increase in loss from Open Road of $8.9 million, partially offset by an increase in earnings from NCM, LLC of $4.9 million and an increase in earnings from DCIP of $2.6 million. See “Significant Events—NCM Agreement” above for further information regarding the other-than-temporary impairment loss and loss on sale of NCM shares.

Investment income.  Investment income was $21.6 million for the nine months ended September 30, 2017 compared to investment income of $9.6 million for the nine months ended September 30, 2016. The increase in investment income was primarily due to the $17.2 million gain on the sale of Open Road. Investment income includes income related to the NCM tax receivable agreement of $5.5 million and $7.2 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. Investment income includes a $3.0 million gain on the sale of RealD during the nine months ended September 30, 2016.

Income tax provision (benefit).  The income tax benefit was $136.4 million for the nine months ended September 30, 2017 and income tax provision was $54.6 million for the nine months ended September 30, 2016. See Note 7—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10–Q for further information.

Net earnings (loss).  Net loss was $210.8 million and net earnings was $82.7 million during the nine months ended September 30, 2017 and September 30, 2016, respectively. Net loss during the nine months ended September 30, 2017 compared to net earnings during the nine months ended September 30, 2016 was negatively impacted by the other-

than-temporary impairment loss on NCM of $204.5 million and loss on sale of NCM shares of $22.2 million, decreases in average ticket price, food and beverage revenues per patron, and increases in rent, depreciation and amortization expense, interest expense, and general and administrative expense (other and merger, acquisition and transaction costs), partially offset by the increase in attendance related to the Odeon, Carmike and Nordic acquisitions, the $17.2 million gain on sale of Open Road and increase in income tax benefit.

Theatrical Exhibition–U.S. Markets

Revenues.  Total revenues increased 19.1% or $440.2 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Admissions revenues increased 17.8%, or $258.8 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to a 17.2% increase in attendance and a  0.5%  increase in average ticket price. The increase in attendance was primarily due to the acquisition of Carmike in December 2016. Total admissions revenues were increased by rewards redeemed, net of deferrals of $1.1 million and $0.8 million during the nine months ended September 30, 2017 and September 30, 2016, respectively. The rewards accumulated under AMC Stubs® are deferred and recognized in future periods upon redemption or expiration of customer rewards.

Food and beverage revenues increased 23.0%, or $169.4 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to the increase in attendance due to the Carmike acquisition and the increase in food and beverage revenues per patron of 5.0% due to price increases and the introduction of enhanced menu offerings.

Total other theatre revenues increased 10.7%, or $12.0 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to increases from the Carmike acquisition for internet ticketing fees and advertising revenues, partially offset by a decline in membership fees for AMC Stubs® and declines in income from exchange tickets due to declines in sales volume and estimated non-presentment rates.

Operating costs and expenses.  Operating costs and expenses increased 28.1%, or $596.9 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Film exhibition costs increased 15.5%, or $121.7 million, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This increase was primarily due to the increase in admissions revenues due to acquisitions. As a percentage of admissions revenues, film exhibition costs were 52.7% for the nine months ended September 30, 2017 and 53.7% for the nine months ended September 30, 2016.

Food and beverage costs increased 27.5%, or $28.0 million, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. As a percentage of food and beverage revenues, food and beverage costs were 14.3% for the nine months ended September 30, 2017 and 13.8% for the nine months ended September 30, 2016. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. Food and beverage gross profit per patron increased 4.3%, and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 30.0% for the nine months ended September 30, 2017 and 26.5% for the nine months ended September 30, 2016. Rent expense increased 21.1%, or $77.7 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily from the increase in the number of theatres operated including the acquisition of Carmike.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $54.3 million during the nine months ended September 30, 2017 compared to $15.1 million during the nine months ended September 30, 2016, primarily due to an increase in professional and consulting costs and increased merger and acquisition activity associated with our Carmike acquisition, Odeon acquisition, and Nordic acquisition. The merger, acquisition and transaction costs are costs and expenses incurred principally at the corporate office in the investigation, negotiation, financing and transition of acquisitions.

In conjunction with the Carmike acquisition and the DOJ final judgment, we returned 1,807,220 additional NCM LLC common units (valued at $22.6 million) in exchange for a waiver of exclusivity by NCM which resulted in

$22.6 million of expense during the nine months ended September 30, 2017.

Other.  Other general and administrative expense increased $8.9 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due primarily to increases in salaries and benefits, company meetings, and advertising expense.

Depreciation and amortization.  Depreciation and amortization increased $108.5 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to the increase in depreciable assets resulting from the acquisition of Carmike, as well as capital expenditures of $416.6 million during the nine months ended September 30, 2017 and $412.8 million during the year ended December 31, 2016.

Other Expense (Income):

Other income.  Other income of $2.1 million during the nine months ended September 30, 2017 is primarily due to financing related foreign currency transaction gains of $3.2 million and a $0.4 million recovery for business interruption, partially offset by $1.0 million of third party fees related to the Third Amendment to our Senior Secured Credit Agreement and a $0.4 million loss on the repayment of the Bridge Loan Facility.

Interest expense.  Interest expense increased $104.7 million to $185.5 million for the nine months ended September 30, 2017 compared to $80.8 million for the nine months ended September 30, 2016 primarily due to issuance of $595.0 million of our 5.875% Notes due 2026 and £250.0 million ($334.8 million) of our 6.375% Sterling Notes due 2024 on November 8, 2016 for the Odeon acquisition, issuance of $500.0 million of new Term loans due 2023 on November 30, 2016, issuance of our 7.0% Bridge Loan due 2017 of $350.0 million on December 21, 2016 (repaid in February 2017), the assumption from Carmike of $230.0 million of 6.0% Notes due 2023 on December 21, 2016 for the Carmike acquisition, issuance of $475.0 million of our 6.125% Notes due 2027 on March 17, 2017, and the issuance of additional £250.0 million ($334.8 million) of our 6.375% Sterling Notes due 2024 on March 17, 2017 for the Nordic acquisition. The interest rate on the new Term Loans due 2023 was 3.48% as of September 30, 2017. We also assumed $224.0 million of capital and financing lease obligations from Carmike with interest rates ranging from 5.75% to 6.25%.

Equity in (earnings) loss of non-consolidated entities.  Equity in loss of non-consolidated entities were $200.1 million for the nine months ended September 30, 2017 compared to equity earnings of $28.1 million for the nine months ended September 30, 2016. The decrease in equity in earnings of non-consolidated entities of $228.2 million was primarily due to an other-than-temporary impairment loss on NCM of $204.5 million, loss on sales of NCM shares of $22.2 million and recognition of previously suspended loss from Open Road of $8.9 million, partially offset by an increase in earnings from DCIP of $2.6 million and an increase in earnings from NCM, LLC of $4.9 million. See “Significant Events—NCM Agreement” above for further information regarding the other-than-temporary impairment loss.

Investment income.  Investment income was $22.3 million for the nine months ended September 30, 2017 compared to investment income of $9.6 million for the nine months ended September 30, 2016. The primary increase in investment income was primarily due to the $17.2 million gain on the sale of Open Road. Investment income includes income related to the NCM tax receivable agreement of $5.5 million and $7.2 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. Investment income includes a $3.0 million gain on the sale of RealD during the nine months ended September 30, 2016.

Income tax provision (benefit).  The income tax benefit was $138.0 million for the nine months ended September 30, 2017 and income tax provision was $54.6 million for the nine months ended September 30, 2016. See Note 7—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10–Q for further information.

Net earnings (loss).  Net loss was  $198.7 million and net earnings were $83.5 million during the nine months ended September 30, 2017 and September 30, 2016, respectively. Net loss during the nine months ended September 30, 2017 compared to net earnings during the nine months ended September 30, 2016 was negatively impacted by an other-than-temporary impairment loss on NCM of $204.5 million, and loss on sale of NCM, Inc. shares of $22.2 million,  increases in rent, depreciation and amortization expense, interest expense, and general and administrative expense (other and merger, acquisition and transaction costs), partially offset by the increase in attendance related to the Carmike acquisition,  increases in average ticket price and food and beverage revenue per patron, the $17.2 million gain on sale of

Open Road and the increase in income tax benefit.

Theatrical Exhibition - International Markets

Revenues.  Total revenues increased $912.4 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Admissions revenues increased $613.0 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to an increase in attendance due to the acquisitions of Odeon on November 30, 2016 and Nordic on March 28, 2017. Prior to the acquisition of Odeon, we operated one theatre in the UK which is now included in the International markets operating segment.

Food and beverage revenues increased $227.1 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to the increase in attendance as a result of the acquisitions of Odeon and Nordic.

Total other theatre revenues increased $72.3 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to the acquisition of Odeon and Nordic. Total other theatre revenues include revenues for advertising and theatre rentals.

Operating costs and expenses.  Operating costs and expenses increased $904.7 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Film exhibition costs increased $258.1 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to the increase in admissions revenues as a result of the acquisitions. As a percentage of admissions revenues, film exhibition costs were 42.1% for the nine months ended September 30, 2017 and 45.2% for the nine months ended September 30, 2016.

Food and beverage costs increased $52.6 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 23.2% for the nine months ended September 30, 2017 and 23.1% for the nine months ended September 30, 2016.

As a percentage of revenues, operating expense was 33.2% for the nine months ended September 30, 2017 and 52.1% during the nine months ended September 30, 2016. Rent expense increased $143.9 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due to the increase in the number of theatres operated as a result of the Odeon and Nordic acquisitions.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs increased $2.9 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to costs associated with the Nordic acquisition. The majority of our consolidated merger, acquisition and transaction costs related to Odeon and Nordic are included in our Theatrical Exhibition – U.S. markets operating segment. The merger, acquisition and transactions costs are costs and expenses incurred principally at the corporate office in the investigation, negotiation, financing and transition of acquisitions.

Other.  Other general and administrative expense increased $45.6 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to the Odeon and Nordic acquisitions.

Depreciation and amortization.  Depreciation and amortization increased $99.6 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due to the increase in depreciable assets resulting from the Odeon and Nordic acquisitions.

Interest expense.  Interest expense increased $17.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to interest expense related to approximately $367.3 million of capital and financing lease obligations from Odeon and $15.1 million of capital and financing lease obligations from Nordic with interest rates ranging from 5.1 to 6.4%.

Income tax provision.  The income tax provision increased  $1.6 million for the nine months ended September 30, 2017. The income tax provision is increased by valuation allowances recorded against deferred tax assets in various European jurisdictions. See Note 7—Income Taxes of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10–Q for further information.

Net earnings (loss).  Net loss increased $11.3 million during the nine months ended September 30, 2017 as a result of the Odeon and Nordic acquisitions.

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

We had working capital deficits (excluding restricted cash) as of September 30, 2017 and December 31, 2016 of $565.0 million and $505.6 million, respectively. Working capital included $284.6 million and $277.2 million of deferred revenues and income as of September 30, 2017 and December 31, 2016, respectively. We have the ability to borrow under our Senior Secured Credit Facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments). As of September 30, 2017, we had $152.1 million available for borrowing, net of letters of credit, under our Revolving Credit Facility.

We believe that cash generated from operations,  existing cash and cash equivalents, availability under our Revolving Credit Facility, and sales of non-strategic assets will be sufficient to fund operations, planned capital expenditures,  dividends and repurchases of our common stock currently and for at least the next 12 months and enable us to maintain compliance with all financial debt covenants.

As of September 30, 2017, we were in compliance with all financial debt covenants.

Cash Flows from Operating Activities

Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $229.1 million and $211.3 million during the nine months ended September 30, 2017 and September 30, 2016, respectively. The increase in cash flows provided by operating activities was primarily due to an increase in collection of receivables.

Cash Flows used in Investing Activities

Cash flows used in investing activities, as reflected in the Consolidated Statements of Cash Flows, were $815.3 million and $248.3 million during the nine months ended September 30, 2017 and September 30, 2016, respectively. Cash outflows from investing activities include the acquisition of Nordic, net of cash, of $583.5 million and capital expenditures of $467.7 million and $256.6 million during the nine months ended September 30, 2017 and September 30, 2016, respectively. Our capital expenditures primarily consisted of strategic growth initiatives and remodels, capital improvements to existing locations in our theatre circuit, and technology upgrades. We expect that our gross cash outflows for capital expenditures will be approximately $600.0 million to $670.0 million for 2017, before giving effect to expected landlord contributions of approximately $100.0 million to $120.0 million.

During the nine months ended September 30, 2017 we received proceeds from divestitures of $25.1 million for the sale of theatres as required by the Department of Justice related to the Carmike acquisition, $4.0 million for the sale of an aircraft acquired with the Carmike acquisition, $2.9 million for the sale of administrative buildings acquired with the Carmike acquisition, partially offset by disbursements of $11.0 million for the sale of one theatre acquired with the Odeon acquisition as required by the United Kingdom’s Competition and Markets Authority.  We also received net proceeds of $128.4 million from the sale and leaseback of the real estate assets associated with seven of our theatres, $89.4 million from the partial sale of our investment in NCM and $14.0 million from the sale of our investment in Open Road of which $9.2 million is classified as an investing activity and $4.8 million is classified as an operating activity for collection of amounts due from Open Road.  During the nine months ended September 30, 2016, we received proceeds from the sale of our shares in RealD Inc. of $13.5 million and proceeds from the sale of two Starplex divestiture theatres of $5.4 million.

During the nine months ended September 30, 2017, we acquired $5.0 million in non-public preferred shares in each of Dreamscape and Central Services Studios as a part of our investment in virtual reality technologies and will invest an additional $5.0 million in each of these entities in January 2018.

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

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities, as reflected in the Consolidated Statements of Cash Flows, were $621.0 million and $(127.8) million during the nine months ended September 30, 2017 and September 30, 2016, respectively.

During the nine months ended September 30, 2017, we repurchased 1,068,300 shares of our Class A common stock under our share repurchase program for a total consideration of $16.5 million. As of September 30, 2017, $83.5 million remains available for repurchase under the program authorized by our Board of Directors in August 2017. We will continue to repurchase shares under this program, which will be dependent on a number of factors, including the price of our common stock. Although we may continue to repurchase shares, there is no assurance that we will repurchase up to the full amount remaining under the program.

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

On March 17, 2017, we issued £250.0 million ($327.8 million) additional aggregate principal amount of our Sterling Notes due 2024 at 106% plus accrued interest from November 8, 2016 in a private offering. The additional Sterling Notes were offered as additional notes under an indenture pursuant to which we have previously issued on November 8, 2016 and have outstanding as of September 30, 2017, £500.0 million aggregate principal amount of our 6.375% Senior Subordinated Notes due 2024. We recorded deferred financing costs of approximately $12.7 million related to the issuance of the additional Sterling Notes due 2024. The Sterling Notes due 2024 mature on November 15, 2024. We will pay interest on the Sterling Notes due 2024 at 6.375% per annum, semi-annually in arrears on May 15th and November 15th, commencing on May 15, 2017. Interest on the additional Sterling Notes due 2024 will accrue from November 8, 2016. We may redeem some or all of the Sterling Notes due 2024 at any time on or after November 15, 2019 at 104.781% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after November 15, 2022, plus accrued and unpaid interest to the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the Sterling Notes due 2024 using net proceeds from certain equity offerings completed on or prior to November 15, 2019. On or prior to November 15, 2019, we may redeem the Sterling Notes due 2024 at par, including accrued and unpaid interest plus a make-whole premium. We used the net proceeds from the Sterling Notes due 2024 private offering to pay the consideration for the acquisition of Nordic plus related refinancing of Nordic debt assumed in the acquisition.

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

On August 3, 2017, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, paid on September 25, 2017 to stockholders of record on September 11, 2017.

During the nine months ended September 30, 2017, we made tax payments for restricted units withholdings of $6.5 million.

We paid dividends and dividend equivalents of $26.2 million during the three months ended September 30, 2017 and paid dividends and dividend equivalents of $19.7 million during the three months ended September 30, 2016. We paid dividends and dividend equivalents of $78.7 million during the nine months ended September 30, 2017 and paid dividends and dividend equivalents of $59.1 million during the nine months ended September 30, 2016.

On October 27, 2017, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on December 18, 2017 to stockholders of record on December 4, 2017.

As of September 30, 2017, we had $60.0 million of borrowings outstanding under our Revolving Credit Facility and $12.9 million in outstanding standby letters of credit in the ordinary course of business.

Investment in NCM LLC

We hold an investment of 15.2% (23,392,630 common units) in NCM LLC accounted for under the equity method as of September 30, 2017. The estimated fair market value of our investment in NCM LLC and NCM, Inc. was approximately $163.3 million, based upon the publicly quoted price per share of NCM, Inc. on September 30, 2017 of $6.98 per share. We have little tax basis in these units, therefore the sale of all these units at September 30, 2017 would require us to report taxable income of approximately $233.0 million, including distributions received from NCM LLC that were previously deferred. We expect that any sales we may make of NCM, Inc. common shares would be made in such a manner to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce a portion of any related tax liability. See Note 4–Investments in Part I Item 1 of this Form 10–Q for additional information about our divestiture requirement for NCM.

Commitments and Contingencies

We have commitments and contingencies for capital and financing leases, corporate borrowings, operating leases, capital related betterments and pension funding that were summarized in a table in our Annual Report on Form 10–K for the year ended December 31, 2016. Since December 31, 2016, there have been no material changes to the commitments and contingencies of the Company outside the ordinary course of business except as otherwise disclosed regarding the sale lease-back transaction and the issuance of $475.0 million Senior Subordinated Notes due 2027 and £250.0 million Senior Subordinated Notes due 2024.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for us on January 1, 2019, with early adoption permitted. We plan to adopt the guidance on January 1, 2019. A modified retrospective transition approach is required for leases existing at, or entered into after the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

We expect that this standard will have a material effect on our consolidated financial statements. While we are continuing to assess the effect of adoption, we currently believe the most significant changes relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for theatres currently subject to operating leases; (2) the derecognition of existing assets and liabilities for certain sale-leaseback transactions (including those arising from build-to-suit lease arrangements for which construction is complete and we are leasing the constructed asset) that currently do not qualify for sale accounting; and (3) the derecognition of existing assets and liabilities for certain assets under construction in build-to-suit lease arrangements that we will lease when construction is complete. We do not expect a significant change in our leasing activity between now and adoption. We expect to elect all of the standard’s available practical expedients on adoption. However, we have not quantified the effects of these expected changes from the new standard.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASC 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASC 606 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from the contracts with customers. On July 9, 2015, the FASB decided to delay the effective date of ASC 606 by one year. The new standard is effective for us on January 1, 2018. The standard permits the use of either a retrospective or modified retrospective transition method. We plan to adopt the guidance on January 1, 2018 and have selected the modified retrospective transition method. We continue to evaluate and quantify the effect that ASC 606 will have on our consolidated financial statements. While we do not believe the adoption of ASC 606 will have a material impact to our results of operations or cash flows, we do expect ASC 606 to materially impact the classification of revenue and related expenses. We currently expect the following impacts:

•

We believe our Exhibitor’s Services Agreement with NCM includes a significant financing component due to the significant length of time necessary to fulfill the performance obligation as compared to the advanced payment received. Upon adoption of ASC 606, we expect advertising revenues will significantly increase with a similar offsetting increase in noncash interest expense. We do not expect these changes to have a material impact on our results of operations or cash flows from operations.

•

We currently record online ticket fee revenues net of third-party commission or service fees. In accordance with ASC 606 guidance, we believe that we are a principal (as opposed to agent) in the arrangement with third-party internet ticketing companies in regards to sale of online tickets to customers, and therefore, we expect to recognize ticket fee revenues based on a gross transaction price. This change will have the effect of materially increasing other revenues and other operating expenses but will have no impact on net income or cash flows from operations.

•

With respect to other areas impacted by ASC 606 such as non-redeemed exchange tickets, loyalty programs, other customer incentives and gift card commission expenses, we do not expect those accounting changes to have a material impact to our net income or cash flows from operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The purpose of ASU 2016-15 is to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. The new standard is effective for us on January 1, 2018. We are currently evaluating this new guidance to determine the impact it will have on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires that an entity recognize the income tax consequences of intra-entity transfers of assets other than inventory at the time of the transfer instead of deferring the tax consequences until the asset has been sold to an outside party, as current U.S. GAAP requires. ASU 2016-16 is effective for annual periods, and interim periods therein, beginning after December 15, 2017. The new standard is effective for us on January 1, 2018. Early application is permitted in any interim or annual period. We are currently evaluating this new guidance to determine the impact it will have on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The purpose of ASU 2017-04 is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within that year. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 may impact the results of future goodwill impairment tests and therefore could impact our consolidated financial position and results of operations. We early adopted ASU 2017-04 in the third quarter of 2017 on a prospective basis and applied the new guidance to our interim goodwill impairment tests performed in the third quarter of 2017. See Note 1—Basis of Presentation regarding the change in accounting principle.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of the share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. The new standard is effective for us on January 1, 2018. Early adoption is permitted, including adoption in any interim period. We are currently evaluating this new guidance to determine the impact it will have on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate market risk and foreign currency exchange risk.

Market risk on variable‑rate financial instruments.  At September 30, 2017, we maintained a Senior Secured Credit Facility comprised of a $225.0 million revolving credit facility,  $865.2 million of Senior Secured Term Loans due 2022 and $497.5 million of Senior Secured Term Loans due 2023. The Senior Secured Credit Facility provides for borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR + 2.25%. The rate in effect at September 30, 2017 for the outstanding Senior Secured Term Loans due 2022 and 2023 was 3.48% per annum. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At September 30, 2017, we had $60.0 million variable-rate borrowings outstanding under our revolving credit facility and had an aggregate principal balance of $1,362.7 million outstanding under the Senior Secured Term Loans due 2022 and 2023. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $10.7 million during the nine months ended September 30, 2017.

Market risk on fixed-rate financial instruments. Included in long-term corporate borrowings at September 30, 2017 were principal amounts of $230.0 million of our Senior Secured Notes due 2023, $600.0 million of our Notes due 2025, $375.0 million of our Notes due 2022, $595.0 million of our Notes due 2026, $475.0 million of our Notes due 2027, and £500.0 million ($669.7 million) of our Sterling Notes due 2024. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2023, Notes due 2025, Notes due 2022, Notes due 2026, Notes due 2027 and Sterling Notes due 2024 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2023, Notes due 2025, Notes due 2022, Notes due 2026, Notes due 2027, and Sterling Notes due 2024.

Foreign currency exchange rate risk.    We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our ownership of Odeon and Nordic. Odeon’s revenues and operating expenses are transacted in British Pounds and Euros, and Nordic’s revenues and operating expenses are transacted primarily in Swedish Krona and Euros. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If Odeon and Nordic operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for Odeon and Nordic. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our ownership in Odeon and Nordic as of September 30, 2017, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed, would increase the aggregate net loss of our International markets reportable segment for the three and nine months ended September 30, 2017 by approximately $0.6 million and $1.2 million, respectively.

Item 4.  Controls and Procedures.

(a)Evaluation of disclosure controls and procedures.

The Company maintains a set of disclosure controls and procedures designed to ensure that material information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that material information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated these disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10–Q and have determined that such disclosure controls and procedures were effective.

(b)Changes in internal control.

There has been no change in our internal control over financial reporting during our most recent calendar quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Note 13–Commitments and Contingencies of the Notes to the Company’s Consolidated Financial Statements contained elsewhere in this quarterly report on Form 10–Q for information on certain litigation to which we are a party.

Item 1A.  Risk Factors

Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10–K for the year ended December 31, 2016, which sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016, except as set forth below.

We may incur future impairment charges to goodwill or long-lived assets and future theatre and other closure charges.

We review long‑lived assets, including goodwill, indefinite lived intangible assets and other intangible assets, marketable securities and non‑consolidated entities for impairment as part of our annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The review for goodwill compares the fair value for each of our reporting units to its associated carrying value, including goodwill. Factors that could lead to impairment of goodwill and intangible assets include adverse industry or economic trends, reduced estimates of future cash flows, and declines in the market price of our common stock. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. We may be required to record future charges to earnings during the period in which an impairment of goodwill or intangible assets is determined to exist. During the years ended December 31, 2016, December 31, 2015, and December 31, 2014, we recorded impairment charges of $5.5 million, $1.7 million, and $3.1 million, respectively.

We have a significant amount of goodwill on our balance sheet as a result of acquisitions.  As of September 30, 2017, goodwill recorded on our consolidated balance sheet totaled $4,889.5 million. In light of the decline in the market price of our common stock during the third quarter of 2017, we performed an interim goodwill impairment test as of September 30, 2017. Based on the results of that test, we determined that the goodwill recorded on our consolidated balance sheet was not impaired. However, If the market price of our common stock remains at current levels or further declines from current levels, or if other events or circumstances change that would more likely than not reduce the fair value of our reporting units below their respective carrying value, all or a portion of our goodwill may be impaired in future periods. Examples of such adverse events or circumstances that could change include (i) an adverse change in macroeconomic conditions; (ii) increased cost factors that have a negative effect on our earnings and cash flows; (iii) negative or overall declining financial performance compared with our actual and projected results of relevant prior periods; and (iv) a sustained decrease in our share price. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

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

The value of our deferred tax assets may not be realizable to the extent our future profits are less than we have projected and we may be required to record valuation allowances against previously-recorded deferred tax assets, which may have a material adverse effect on our results of operations and our financial condition.

Our income tax expense includes deferred income taxes arising from changes in temporary differences between the financial reporting and tax bases of assets and liabilities, credit carry-forwards and net operating losses. We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our credit carry-forwards and net operating losses expire. Our assessment of the realizability of our deferred income tax assets requires significant judgment. If we fail to achieve our projections or if we need to lower our projections, we may not have sufficient evidence of our ability to realize our deferred tax assets, and we may need to increase our valuation allowance. If for example, our U.S. cumulative pretax losses raise uncertainty about the likelihood of realization of our deferred tax assets, we may need to record a valuation allowance against a significant portion of the U.S. deferred tax assets.  There is no assurance that we will not record a valuation allowance in future periods against previously-recorded deferred tax assets. Any increase in the valuation allowance would result in additional deferred income tax expense which could have a material adverse effect on our results of operations and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

	Purchases of Equity Securities
				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be
			Part of Publicly	Purchased Under the
	Total Number of	Average Price Paid	Announced Plans or	Plans or Program (a)
Period	Shares Purchased	Per Share	Programs (a)	(in millions)
July 1, 2017 through July 31, 2017	—	$—	—	$—
August 1, 2017 through August 31, 2017	—	$—	—	$100.0
September 1, 2017 through September 30, 2017	1,068,300	$15.48	1,068,300	$83.5
Total	1,068,300		1,068,300

(a)

As announced on August 3, 2017, our Board of Directors authorized a share repurchase program for an aggregate purchase of up to $100.0 million of our common stock, excluding transaction costs. As of September 30, 2017, $83.5 million remained available for repurchase under this plan. A two-year time limit has been set for the completion of this program, expiring August 2, 2019.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

*10.1

First Amendment dated October 19, 2017, to the Employment Agreement between AMC Entertainment Holdings, Inc. as successor in interest to AMC Entertainment, Inc. and Elizabeth Frank and amends the Employment Agreement between Company and Executive which commenced August 18, 2010.

*10.2

First Amendment dated October 13, 2017, to the Employment Agreement between AMC Entertainment Holdings, Inc. as successor in interest to AMC Entertainment, Inc. and Stephen Colanero and amends the Employment Agreement between Company and Executive which commenced November 24, 2009.

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

AMC ENTERTAINMENT HOLDINGS, INC.

Date: November 9, 2017	/s/ ADAM M. ARON
Adam M. Aron
Chief Executive Officer, Director and President

Date: November 9, 2017	/s/ CRAIG R. RAMSEY
Craig R. Ramsey
Executive Vice President and Chief Financial Officer