Form 10-K
period 2017-12-31
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2018-03-01
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company,  or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

☒
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
(Do not check if a
smaller reporting company)
Smaller reporting company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2017, computed by reference to the price at which the registrant’s Class A common stock was last sold on the New York Stock Exchange on such date was $1,253,037,513 (55,078,572 shares at a closing price per share of $22.75).

Shares of Class A common stock outstanding—51,957,051 shares at February 23, 2018

Shares of Class B common stock outstanding—75,826,927 shares at February 23, 2018

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2018 annual meeting of stockholders, to be filed within 120 days of December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMC ENTERTAINMENT HOLDINGS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “forecast,” “estimate,” “project,” “intend,” “plan,” “expect,” “should,” “believe” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Similarly, certain statements made herein and elsewhere regarding our recent acquisitions are also forward-looking statements, including statements regarding the expected benefits of the acquisition on our future business, operations and financial performance and our ability to successfully integrate the recently acquired businesses.  These forward-looking statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

•	risks relating to motion picture production and performance;

•	our lack of control over distributors of films;

•	intense competition in the geographic areas in which we operate;

•	increased use of alternative film delivery methods or other forms of entertainment;

•	shrinking exclusive theatrical release windows;

•	general and international economic, political, social and financial market conditions and other risks including the effects of the exit of the United Kingdom from the European Union;

•	risks and uncertainties relating to our significant indebtedness;

•	limitations on the availability of capital may prevent us from deploying strategic initiatives and continue our share repurchase program;

•	certain covenants in the agreements that govern our indebtedness may limit our ability to take advantage of certain business opportunities;

•	our ability to achieve expected synergies, benefits and performance from our recent strategic theatre acquisitions and strategic initiatives;

•

our ability to comply with, and the effects of, a settlement we entered into with the United States Department of Justice pursuant to which we agreed to divest our holdings in National CineMedia, LLC (“NCM”);

•	our ability to refinance our indebtedness on terms favorable to us;

•	optimizing our theatre circuit through new construction and the transformation of our existing theatres may be subject to delay and unanticipated costs;

•	failures, unavailability or security breaches of our information systems;

•	risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges;

•	our ability to utilize net operating loss carryforwards to reduce our future tax liability or valuation allowances taken with respect to deferred tax assets;

•	review by antitrust authorities in connection with acquisition opportunities;

•	our investment and equity in earnings from NCM may be negatively impacted by the competitive environment in which NCM operates and by the risks associated with its strategic initiatives;

•	risks relating to unexpected costs or unknown liabilities relating to recently completed acquisitions;

•	risks relating to the incurrence of legal liability, including costs associated with recently filed securities class action lawsuits;

•	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;

•	risks of poor financial results may prevent us from deploying strategic initiatives;

•	operating a business in international markets AMC Entertainment Holdings, Inc. (“AMC”) is unfamiliar with, including acceptance by movie-goers of AMC initiatives that are new to those markets;

•

increased costs in order to comply or resulting from a failure to comply with governmental regulation, including the General Data Protection Regulation (“GDPR”) and the impact of governmental investigations concerning potentially anticompetitive conduct, including film clearances and partnering with other major exhibitors in joint ventures; and

•

we may not generate sufficient cash flows or have sufficient restricted payment capacity under our Senior Secured Credit Facility or the indentures governing our debt securities to pay our intended dividends on our Class A and Class B common stock.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative but not exhaustive. In addition, new risks and uncertainties may arise from time to time. Accordingly, all forward-looking statements should be evaluated with an understanding of their inherent uncertainty.

Except as required by law, we assume no obligation to publicly update or revise these forward-looking statements for any reason. Actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Readers are urged to consider these factors carefully in evaluating the forward‑looking statements. For further information about these and other risks and uncertainties as well as strategic initiatives, see Item 1A. “Risk Factors” and Item 1. “Business” in this Annual Report on Form 10‑K.

PART I

Item 1.  Business

General Development of Business

AMC Entertainment Holdings, Inc. (“Holdings”), through its direct and indirect subsidiaries, including American Multi Cinema, Inc. and its subsidiaries, (collectively with Holdings, unless the context otherwise requires, the “Company” or “AMC”), is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres primarily located in the United States and Europe. AMC is an indirect subsidiary of Dalian Wanda Group Co., Ltd. (“Wanda”), a Chinese private conglomerate.

As of December 31, 2017, Wanda owned approximately 59.37% of Holdings’ outstanding common stock and 81.43% of the combined voting power of Holdings’ outstanding common stock and has the power to control Holdings’ affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), entering into of mergers, sales of substantially all of our assets and other extraordinary transactions.

Our business was founded in Kansas City, Missouri in 1920. Holdings was incorporated under the laws of the state of Delaware on June 6, 2007. We maintain our principal executive offices at One AMC Way, 11500 Ash Street, Leawood, Kansas 66211.

Recent Developments

Income Taxes:  In the fourth quarter of calendar 2017, we recorded the impact of the change in the U.S. enacted federal income tax rate from 35% to 21% which reduced our deferred tax assets. In the fourth quarter and in connection with the preparation of our 2017 consolidated financial statements, we also determined that realization of our deferred tax assets in the U.S. tax jurisdictions was not more likely than not, primarily as a result of cumulative net losses recorded for three years and we recorded a full valuation allowance for our deferred tax assets in U.S. tax jurisdictions. As a result of the change in enacted tax rate and recording a full valuation allowance for our deferred tax assets in U.S. tax jurisdictions, we recorded a charge to our income tax provision of approximately $310 million in our U.S. markets for the fourth quarter of calendar 2017. See Note 9 – Income Taxes in the Notes to Consolidated Financial Statements under Part II, Item 8, hereof for further information.

Nordic Acquisition:  On March 28, 2017, we completed the acquisition of Nordic Cinema Group Holding AB (“Nordic”) for cash. The purchase price for Nordic was SEK 5,756 million ($654.9 million), which includes payment of interest on the equity value and repayment of shareholder loans. As a result of the acquisition, we assumed the indebtedness of Nordic of approximately SEK 1,269 million ($144.4 million) and indebtedness of approximately €156 million ($169.5 million) as of March 28, 2017, which was refinanced subsequent to the acquisition. We also repaid approximately SEK 13.5 million ($1.6 million) and approximately €1.0 million ($1.1 million) of interest rate swaps related to the indebtedness, which were repaid following the acquisition. All amounts have been converted into U.S. Dollar amounts assuming an SEK/USD exchange rate of 0.11378 and an EUR/USD exchange rate of 1.0865, which were the exchange rates on March 27, 2017. Nordic operated or held a partial interest in 122 theatres with 683 screens in seven European countries: Sweden, Finland, Estonia, Latvia, Lithuania, Norway and Denmark. This acquisition is now included within our International markets operating segment.

Department of Justice Final Judgment:  In connection with the acquisition of Carmike Cinemas, Inc. (“Carmike”) we entered into a Final Judgment with the United States Department of Justice (“DOJ”) on March  7, 2017, pursuant to which we agreed to take certain actions to enable us to complete our acquisition of Carmike, including the divestiture of 17 movie theatres (and certain related assets) in the 15 local markets where AMC and Carmike were direct competitors to one or more acquirers acceptable to the DOJ (we received gross proceeds of $25.1 million related to divested theatre assets that were held for sale and sold during the year ended December 31, 2017); establish firewalls to ensure we do not obtain National CineMedia, LLC’s (“NCM”), National CineMedia, Inc.’s (“NCM, Inc” and collectively with NCM LLC “NCM”), Screenvision’s or other exhibitors competitively sensitive information; relinquish seats on NCM’s board of directors and all other NCM governance rights; and transfer 24 theatres comprising 384 screens (which represent less than 2% of NCM’s total network) to the Screenvision network. This includes five Carmike theatres that implemented the Screenvision network prior to completion of the Carmike acquisition, an AMC theatre required to extend its existing term with the Screenvision network, and an AMC theatre that was also included in the divestitures. The settlement agreement also requires us  to divest the majority of our equity interests in NCM, so that by June 20, 2019, we own no more than 4.99% of NCM’s outstanding equity interests on a fully converted basis per the following schedule: (i) on or before December 20, 2017, AMC must own no more than 15% of NCM’s outstanding equity interests; (ii) on or before December 20, 2018, AMC must own no more than 7.5% of NCM’s outstanding equity interests; and (iii) on or before June 20, 2019 AMC must own no more than 4.99% of NCM’s outstanding equity interests. We sold 14,800,000 NCM, Inc. common shares during the year ended December 31, 2017 and have satisfied the DOJ divestiture requirements related to NCM for calendar 2017, as calculated pursuant to the Final Judgment.  In addition, in accordance with the terms of the settlement, effective December 20, 2016, Craig R. Ramsey, executive vice president and Chief Financial Officer of the Company, resigned his position as a member of the Board of Directors of NCM, Inc. and we relinquished certain other governance rights.

NCM Agreement:  On March 9, 2017, we reached an agreement with NCM to implement the requirements of the Final Judgment entered in connection with the DOJ approval of the Carmike transaction. Pursuant to the agreement, we received 18,425,423 NCM common units in March 2017 related to annual attendance at the Carmike theatres and 361,892 NCM common units related to the 2016 common unit adjustment. Because the Carmike theatres were subject to a pre-existing agreement with a third-party and will not receive advertising services from NCM, we will be obligated to make quarterly payments to NCM reflecting the estimated value of the advertising services at the Carmike theatres as if NCM had provided such services. The quarterly payments will continue until the earlier of (i) the date the theatres are transferred to the NCM network or (ii) expiration of the ESA with NCM. All calculations will be made pursuant to the terms of the existing ESA and Common Unit Adjustment Agreement with NCM. With regard to the existing AMC theatres on the NCM network that are required under the Final Judgment to be transferred to another advertising provider, we returned 2,850,453 NCM LLC common units (valued at $36.4 million) to NCM in March 2017, calculated under the Common Unit Adjustment Agreement as if such theatres had been disposed of on March 3, 2017. We are not obligated to make quarterly payments with respect to the transferred theatres. In addition, we returned 1,807,220 additional NCM LLC common units (valued at $22.6 million) in exchange for a waiver of exclusivity by NCM as to the required transferred theatres for the term of the Final Judgment, which was classified as General and administrative: Merger, acquisition and transaction costs when the common units were returned to NCM during the three months ended March 31, 2017.

NCM Disposition:  On September 18, 2017, we entered into an agreement to sell 12,000,000 common shares in NCM, Inc. for approximately $73.1 million, representing a price per share of $6.09. The sale was completed on September 20, 2017, and we recognized a loss on sale of approximately $17.4 million including transaction costs on the sale of the shares. On September 29, 2017, we sold an additional 2,800,000 common shares of NCM, Inc. for approximately $18.2 million representing a price per share of $6.49. We recognized a loss on sale of approximately $3.1 million including transaction costs on the sale of the shares.

Additional Public Offering:  On February 13, 2017, we completed an additional public offering of 19,047,619 shares of Class A common stock at a price of $31.50 per share. In connection with the additional public offering, the underwriters partially exercised their option to purchase an additional 1,283,255 shares of Class A common stock. As a result, the total size of the offering was 20,330,874 shares of Class A common stock and the net proceeds to Holdings were approximately $616.8 million after deducting underwriting discounts, commissions and offering expenses. We used a portion of the net proceeds to repay the aggregate principal amount of an interim bridge loan of $350.0 million for the Carmike acquisition and for general corporate purposes.

Carmike Acquisition:  On December 21, 2016, we completed the acquisition of Carmike for cash and stock. The purchase price for Carmike was $858.2 million comprised of cash of $584.3 million and 8,189,808 shares of our Class A common stock with a fair value of $273.9 million (based on a closing share price of $33.45 per share on December 20, 2016). We also assumed debt of $230.0 million aggregate principal amount of 6.00% Senior Secured Notes due June 15, 2023 (the “Senior Secured Notes due 2023”) in connection with the acquisition of Carmike. As of the acquisition date, Carmike operated 271 theatres and 2,923 screens located in 41 states.

Odeon Acquisition: On November 30, 2016, we completed the acquisition of Odeon and UCI Cinemas Holdings Limited (“Odeon”) for cash and stock. The purchase price for Odeon was $637.1 million, comprised of cash of $480.3 million and 4,536,466 shares of Class A common stock with a fair value of $156.7 million (based on a closing sale price of $34.55 per share on November 29, 2017). In addition, we repaid indebtedness of Odeon of $593.2 million at closing. As of the acquisition date, Odeon operated 242 theatres with 2,243 screens in four major markets:

United Kingdom, Spain, Italy and Germany; and three smaller markets: Austria, Portugal and Ireland. This acquisition is now included within our International markets reportable segment. In May 2017, we disposed of one theatre acquired from Odeon as required by the United Kingdom’s Competition and Markets Authority requiring a payment by us of $11.0 million for the sale.

See Other Acquisitions, Dispositions, Financings and Developments below for additional information about financing for the Odeon, Carmike and Nordic acquisitions. The Odeon, Carmike and Nordic acquisitions are referred to herein as the “Acquisitions”.

Financial Information about Segments

Beginning with our Odeon acquisition in 2016, we identified two reportable segments for our theatrical exhibition operations, U.S. markets and International markets. Our International markets segment includes the operations of Nordic this year as a result of the Nordic acquisition. For information about our operating segments, see Note 15 – Operating Segments in the Notes to the Consolidated Financial Statements under Part II, Item 8 hereof.

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

The combination of AMC, Odeon, Carmike and Nordic makes us the largest theatre operator in the world with 1,014 theatres and 11,169 screens in 15 countries as of December 31, 2017. We are the #1 theatre operator in the United States, the #1 theatre operator in the United Kingdom-Ireland, Italy, Spain, Sweden, Finland, Estonia, Latvia and Lithuania; the #2 theatre operator in Norway, Austria and Portugal and the #4 theatre operator in Germany. We have operations in four of the world’s ten largest economies, including four of the five largest European economies (the United Kingdom, Spain, Italy and Germany). Additionally, the combined company is the largest global procurer in theatrical exhibition of film, food and beverage items, lighting and theatre supplies.

As of December 31, 2017, we owned, operated or held interests in 649 theatres with a total of 8,224 screens in the United States and 365 theatres and 2,945 screens in European markets. With operations in 44 states and the District of Columbia, approximately 52% of the U.S. population lives within 10 miles of one of our theatres. We have a diversified footprint with complementary global geographic and guest demographic profiles, which we believe gives our circuit a unique profile and offers strategic and operational advantages. We operate productive theaters in the top markets in the United States and have the #1 market share in the top three markets: New York, Los Angeles and Chicago. Our top five markets, in each of which we hold the #1 or #2 share position, are New York (44% share), Los Angeles (27%), Chicago (44%), Philadelphia (35%) and Dallas (29%). Strategically, these markets and our theatres in them are diverse, operationally complex and, in many cases, the scarcity of new theatre opportunities creates a significant competitive advantage for established locations against newcomers or alternative entertainment options.

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

Approximately 347 million consumers have attended AMC, Odeon and Nordic theatre circuits, combined for the year ended December 31, 2017.

As a result of our ongoing focus to improve the quality of the movie-going experience, AMC theatres continue to maintain top-box customer satisfaction scores of nearly 60% and industry leading theatre productivity metrics. Over the period from the beginning of 2011 to December 31, 2017, we believe we have invested more than our comparable peers and believe our investments are yielding higher rates of return. According to publicly available information for our most comparable peers in the U.S. market, for the year ended December 31, 2017, our U.S. markets were #1 or #2 in revenues per patron ($15.45), food and beverage per patron ($5.06), and average ticket price ($9.67). We believe that it is the quality of our theatre locations and our customer‑focused innovation that continue to drive improved productivity per location (which we measure as increases in admissions revenues per screen relative to the industry and/or food and beverage revenues per patron).

To ensure that we are an imaginative and bold innovator today and in the years ahead, we have established the following key priorities.

•

Through our marketing programs we plan to strengthen the bonds with our current guests and create new connections with potential guests, to drive more attendance and increase market share. Our focus is to capture guests’ attention before they even leave their homes by paying close attention to our brands, our loyalty program and our communication with movie-goers via the internet, either directly or through social media;

•

We have a keen focus on the quality of on‑screen presentation and programing content. We plan to continue investing in technical innovation that will allow us to enhance the consumer experience through premium formats such as IMAX®, Dolby Cinema™, 3D and other premium format offerings. Additionally, in recognizing the varied tastes of our guests we will continue to explore offerings of alternative content such as live concerts, sporting events, Broadway shows, opera and other non‑traditional programming to provide incremental revenue;

•	We expect to continue deployment of our proven theatre innovations while simultaneously developing new concepts and initiatives that will elevate the movie-going experience at our theatres;

•	We are committed to deploying new technologies that will allow us to prosper and thrive even as consumers look to other ways to watch movies;

•

We plan for our growth to be driven through our guest‑focused strategy and will continue to explore growth through profitable acquisitions. We believe that acquisitions offer us additional opportunities to introduce our proven guest focused strategies to new movie-goers and will generate meaningful benefits to guests, associates, studio partners and our shareholders;

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

We plan to continue investing in our theatres and upgrading the consumer experience to take greater advantage of incremental revenue-generating opportunities, primarily through an array of improved and differentiated customer experiences in (1) more comfort and convenience; (2) food and beverage; (3) engagement and loyalty; (4) sight and sound; and (5) targeted programming. The following table provides detail with respect to the geographic location of our theatrical exhibition circuit as of December 31, 2017:

U.S. Markets	Theatres(1)	Screens(1)
Alabama	18	232
Arizona	12	194
Arkansas	6	61
California	58	784
Colorado	15	199
Connecticut	6	74
Delaware	1	14
Florida	42	656
Georgia	35	438
Idaho	1	11
Illinois	54	612
Indiana	25	329
Iowa	7	92
Kansas	8	113
Kentucky	7	70
Louisiana	7	99
Maryland	12	132
Massachusetts	10	133
Michigan	19	251
Minnesota	10	126
Missouri	12	150
Montana	5	52
Nebraska	5	57
Nevada	2	28
New Hampshire	1	10
New Jersey	27	356
New Mexico	2	14
New York	26	280
North Carolina	25	338
North Dakota	4	30
Ohio	16	205
Oklahoma	18	182
Oregon	1	12
Pennsylvania	29	322
South Carolina	8	80
South Dakota	4	31
Tennessee	22	255
Texas	46	694
Utah	3	33
Virginia	12	164
Washington	14	166
West Virginia	2	20
Wisconsin	6	73
Wyoming	1	9
District of Columbia	5	43
Total U.S. Markets	649	8,224

International Markets
Austria	3	38
Denmark	2	10
Estonia	3	15
Finland	24	139
Germany	23	203
Ireland	11	77
Italy	49	495
Latvia	1	14
Lithuania	6	40
Norway	11	74
Portugal	3	45
Spain	46	514
Sweden	73	401
United Kingdom	110	880
Total International Markets	365	2,945
Total	1,014	11,169

(1)

Included in the above table are 65 theatres and 334 screens that we manage or in which we have a partial interest. In the U.S. Markets segment we manage and own 50% economic interests in eight theatres and 92 screens accounted for following the equity method and own a 50% economic interest in one IMAX® screen accounted for following the equity method. In the International markets segment we manage and own 50% economic interests in 57 theatres and 240 screens accounted for following the equity method and own a 50% economic interest in one IMAX® screen accounted for following the equity method.

Our historic growth also has been driven by a combination of organic growth and acquisition strategies, in addition to strategic alliances and partnerships that highlight our ability to capture innovation and value beyond the traditional exhibition space. For example:

•	We own an interest in NCM along with Cinemark Holdings, Inc. (“Cinemark”) and Regal Entertainment Group (“Regal”) as the “Founding Members” of NCM.

We believe that the reach, scope and digital delivery capability of NCM’s network provides an effective platform for national, regional and local advertisers to reach an engaged audience. We receive a monthly theatre access fee for participation in the NCM network. In addition, we are entitled to receive mandatory quarterly distributions of excess cash from NCM.

•

In December 2013, NCM spun-off its Fathom Events (“Fathom”) business to a newly formed limited liability company AC JV, LLC (“AC JV”). AC JV focuses exclusively on alternative content programming, including live and pre-recorded concerts, sporting events and other non-film entertainment.

•

We hold an interest in Digital Cinema Implementation Partners, LLC (“DCIP”), a joint venture charged with implementing digital cinema in our theatres, which has allowed us to substantially complete our planned digital deployments. Future digital cinema developments will be managed by DCIP, subject to certain approvals.

•

We own an interest in Digital Cinema Distribution Coalition, LLC (“DCDC”), a joint venture with certain other exhibitors and film distributors. DCDC was formed to develop a satellite distribution network for feature films and other digital cinema content. As of December 31, 2017, 611 of our theatre locations are equipped to receive content via the DCDC network.

•	In 2017, we made investments in Dreamscape Immersive, Inc. (“Dreamscape”) and Central Services Studios, Inc. (“Central Services Studios”) as a part of our virtual reality technologies strategy.

The following table sets forth our historical information concerning new builds (including expansions), acquisitions and dispositions (including net construction closures) and end-of-period operated theatres and screens through December 31, 2017:

					Permanent/Temporary
					Closures/(Openings),
	New Builds		Acquisitions		net		Total Theatres
	Number of	Number of	Number of	Number of	Number of	Number of	Number of	Number of
Fiscal Year	Theatres	Remodels	Theatres	Screens	Theatres	Screens	Theatres	Screens
Beginning balance							342	4,975
Calendar 2013	1	12	4	37	4	61	343	4,963
Calendar 2014	3	29	4	36	4	81	346	4,947
Calendar 2015	2	23	40	410	1	(46)	387	5,426
Calendar 2016	2	17	520	5,201	3	86	906	10,558
Calendar 2017	12	96	128	736	32	221	1,014	11,169
	20	177	696	6,420	44	403

The following table provides detail with respect to digital delivery, 3D enabled projection, large screen formats, such as IMAX® and our proprietary Dolby Cinema™ at AMC, other PLF screens, enhanced food and beverage offerings and our premium seating as deployed throughout our circuit on December 31, 2017:

Format	Theatres	Screens
Digital	1,014	11,169
3D enabled (includes IMAX, ETX and IDX)	1,014	5,471
IMAX (3D enabled)	208	209
Dolby Cinema at AMC	89	89
Other PLF (3D enabled)	99	99
Dine-in theatres	28	430
Premium seating	268	2,631

Our Strategy

We are committed to maintaining a leadership position in the exhibition industry by focusing on forward thinking initiatives for the benefit of our guests. Improving the guest experience remains at our core and is now supported by three strategic elements: (1) Enhance, (2) Engage and (3) Expand. Consistent with our history and culture of innovation, we believe our vision and relentless focus on these three elements, which apply strategic and marketing components to traditional theatrical exhibition, will drive our future success.

1)	Enhance

We plan to continue investing in our theatres and enhancing the consumer experience to take greater advantage of incremental revenue-generating opportunities, primarily through comfort and convenience innovations, imaginative food and beverage initiatives, and exciting PLF offerings.

Comfort and Convenience Innovations - Recliner seating is the key feature of our theatre renovations. We believe that maximizing comfort and convenience for our customers will be increasingly necessary to maintain and improve our relevance. These renovations, in conjunction with capital contributions from our landlords, involve stripping theatres to their basic structure in order to replace finishes throughout, upgrade the sight and sound experience, installing modernized points of sale and, most importantly, replacing traditional theatre seats with plush, electric recliners that allow customers to deploy a leg rest and fully recline at the push of a button. The quality improvement in the customer experience drives a 30% to 50% increase in attendance, on average, at these locations in their first-year post renovation. Our customers have responded favorably to the significant personal space gains from ample row depths, ability to recline or stretch their legs, extra-wide pillowed chaise and oversized armrests. The reseated theatres attract more midweek audiences than normal theatres and tend to draw more adults who pay higher ticket prices than teens or young children. We typically do not change ticket prices in the first year after renovation, however, in subsequent years we typically increase our ticket prices by amounts well in excess of price adjustments for our non‑renovated theatres.

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

We also plan to open new-build theatres, explore profitable acquisitions, and expand through disciplined spot-acquisitions. A spot-acquisition is usually a single theatre that is currently leased by another party that is nearing the end of its lease term. The landlord desires to have AMC replace the existing theatre operator and assume the lease, with term extensions and perform renovations consistent with our recliner renovation program. We believe new-build construction, spot-acquisitions, and other acquisitive activity offer us additional opportunities to introduce our proven guest focused strategies to new movie-goers and will generate meaningful benefits to guests, associates, studio partners and our shareholders.

As of December 31, 2017, we now feature recliner seating in approximately 268 theatres, including Dine-in-Theatres, totaling approximately 2,631 screens and representing approximately 25% of total screens. By the end of 2018, we expect AMC theatres to operate 3,296 screens with recliner seating. Based on feedback from our guests, we believe there is universal appeal for the ample space, comfort and convenience of our powered recliners, and that appeal will translate into additional attendance in new markets both domestically and in Europe. As such, deploying powered recliners will be an integral strategy in the former Carmike and Odeon circuits going forward as we are targeting approximately 42% of our total screens to be comprised of screens with recliner seating by the end of 2021.

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

Open-source internet ticketing makes legacy AMC’s entire universe of seats (over 1,220,000 as of December 31, 2017), for all our show times, as available as possible, on as many websites and mobile applications as possible. Our tickets are currently on sale over the internet, either directly or through mobile apps, at our own website and app and Fandango®, Movietickets.com®, and Atom Tickets. We believe increased online access is important because it captures customers’ purchase intent more immediately and directly than if we wait for their arrival at the theatre box office to make a purchase. Carefully monitoring internet pre-sales also lets us adjust capacity in real time, moving movies that are poised to over perform to larger capacity auditoriums or more additional auditoriums, thereby maximizing yield. During calendar 2017, our internet and mobile ticketing app services sold approximately 70 million tickets for AMC.

Reserved seating at some of AMC’s busiest theatre locations, allows our customers to choose a specific seat in advance of the movie. We believe that knowing there is a specifically chosen seat waiting for a show that promises to be a sellout is comforting to our customers, reduces anxiety around the experience and compels ticket purchases. We believe reserved seating will become increasingly prevalent to the point of being a prerequisite in the medium-term future.

We believe the comfort and personal space gains from recliner seating, coupled with the immediacy of demand captured from open-source internet ticketing and the appeal of reserved seating make a powerful economic combination for us.

Imaginative Food and Beverage Initiatives - Our deployment initiatives apply to food and beverage enhancements. To address recent consumer trends, we have expanded our menu of enhanced food and beverage products to include meals, healthy snacks, premium beers, wine and mixed drinks and other gourmet products. We plan to invest across a spectrum of enhanced food and beverage formats, ranging from simple, less capital‑intensive food and beverage design improvements to the development of new dine‑in theatre options. We launched the AMC Feature Fare menu in 2017 to over 300 AMC brand locations with an additional 50-100 planned in 2018. This was the largest menu overall in AMC history. The new menu included flatbread pizzas, burgers, sandwiches, more pretzel variety and healthy snack options.

Leading the charge are our MacGuffins Bar and Lounges (“MacGuffins”) which give us a fresh opportunity to engage our over-21 customers. We believe that few innovations have won over the adult movie goer more decisively than our full-service bars featuring premium beers, wines and liquors. Extremely versatile in design with a significant impact on theatre economics, MacGuffins is our fastest growing idea in the enhanced food and beverage space. As of December 31, 2017, we offer alcohol in approximately 309 AMC theatres in the U.S. markets. We expect to increase that number to approximately 325 by the end of 2018. We believe there is ample opportunity to introduce premium beers, wines and liquors throughout the former Carmike and Odeon circuits, and we would like to install our MacGuffins concept in as many theatres globally as we can. We will continue to work with state and local officials in the United States, and the necessary officials in Europe to expand the number of theatres with this appealing amenity. Due to our success in operating MacGuffins, we believe we can leverage our substantial experience when it comes to permitting, installing and commissioning these improvements.

Coca Cola Freestyle® puts customers in charge with over 100 drink flavor options in a technologically advanced compact footprint. Our operational excellence and history of innovation rewarded us with first-mover advantage on this new technology, which, as of December 31, 2017, was deployed in substantially all of our AMC theatres. This technology improves the guest experience, shortens lines in our concession areas and allows for more efficient staffing.

Our commitment to participate in new technologies is evident in the recent testing of new food and beverage functionality for our new website and mobile apps. In our reserved seat auditoriums, our innovative new service allows for advance online ordering of concession items with an advance ticket order that, in certain theatres, is then delivered to the guest’s seat at a specified time of the guest’s choosing. Initial results are encouraging, and we currently operate 40 theatres with the pre-order service. We are currently evaluating system compatibility and mobile application functionality to determine timing for deployment in Europe.

The number of guests at legacy AMC theatres who are choosing to purchase a beverage or food item has increased from 64% of our attendance in 2011 to approximately 71% in 2017.

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

As of December 31, 2017, legacy AMC was the largest IMAX® exhibitor in the U.S., with 187 (3D enabled) IMAX® screens including and a 49% market share. Each one of our IMAX® local installations is protected by geographic exclusivity, and as of December 31, 2017, our IMAX® screen count was 100% greater than our closest competitor. We also operate 22 IMAX® screens in Europe. We will also expand our IMAX® relationship into former Carmike, Odeon, and Nordic theatres as we integrate all three of the circuits, further strengthening our position as the largest IMAX® exhibitor in the U.S. and with plans to make us the largest IMAX® distributor in the United Kingdom and Europe.

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

In August 2016, we announced the acceleration of our Dolby Cinema™ at AMC deployment and as of December 31, 2017, we operated 89 Dolby Cinema™ at AMC auditoriums. The legacy AMC circuit expects to have 160 Dolby Cinema™ at AMC auditoriums operational by the end of 2018. We expect to expand deployment of our innovative Dolby Cinema™ at AMC auditoriums into former Carmike, Odeon, and Nordic locations as we integrate all circuits.

Prime at AMC—We believe there is considerable opportunity to add a private label PLF experience to many of our locations, with superior sight and sound technology and enhanced seating as contrasted with our traditional auditoriums. This proprietary PLF auditorium is branded Prime at AMC and offers an enhanced theatrical experience for movie-goers beyond our current core theatres, at a lower price premium as IMAX® or Dolby Cinema™ at AMC. Therefore, it may be especially relevant in smaller or more price sensitive markets.

2)	Engage

Marketing - AMC is engaging moviegoers marketing activities to strengthen the bonds with our current guests and create new connections with potential customers that drive both growth and loyalty. This effort begins with the legacy AMC loyalty program, AMC Stubs®, which we believe is one of the most popular loyalty programs in the industry. AMC Stubs® is a customer loyalty program which allows members to earn rewards, receive discounts and participate in exclusive members‑only offerings and services. It features both a traditional paid tier called AMC Stubs Premiere™ and a new non-paid tier called AMC Stubs Insider™. Both programs reward loyal guests for their patronage of AMC theatres. The AMC Stubs Insider™ tier rewards guests for simply coming to the movies, and benefits include free refills on certain food items, discount ticket offers, a birthday gift and 20 reward points earned for every dollar spent. For a $15 annual membership fee, AMC Stubs Premiere™ members enjoy express service with specially marked shorter lines at the box office and concession stand, free size upgrades on certain food and beverage items, discount ticket offers, a birthday gift, discounted online ticketing fees and 100 points for every dollar spent. Some of the rewards earned are redeemable on future purchases at AMC locations.

As of June 30, 2016, prior to our national relaunch, we had 2,672,000 active member households in the AMC Stubs® program. As of December 31, 2017, we had more than 11,408,000 member households enrolled in both the AMC Stubs Premiere™ and AMC Stubs Insider™ programs, combined. Our AMC Stubs® members represented approximately 23% of AMC U.S. markets attendance during the year ended December 31, 2017. We expect the number of member households to continue to increase over the next 24 to 36 months. We believe movie-goers want to be recognized and rewarded for attending our theatres and as a result, our new AMC Stubs® program is designed to strengthen guest loyalty, attract new guests and drive additional return visits. Our much larger database of identified moviegoers also provides us with additional insight into our customers’ movie preferences, and this enables us to have both a larger and a more targeted marketing effort to support our Hollywood studio partners. We intend to creatively mine this rapidly growing consumer database to increase sales and otherwise boost loyalty to AMC.

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

Our marketing efforts are not limited to our loyalty program as we seek to improve our customer connections. Given the high degree of acceptance by consumers to interacting with companies through our website and apps, AMC introduced an all-new website and mobile application in 2016. The new website and app are designed to offer a more graphically rich interface, feature more robust content and improve functionality. We believe our new website and mobile application provide users with an improved online experience where they can more easily find information about movies, theatres and amenities and seamlessly purchase tickets and concessions online.

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

During 2017, all Carmike theatres were re-branded to be part of the AMC theatres. Every AMC location now operates under one of the following AMC brands:

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

•

AMC Dine-In Theatres – Movies with a Menu. Approximately 50 locations, equipped with full kitchens and MacGuffins full bars, will offer great experiences including full-service dining as well as delivery-to-seat of AMC’s menu and beverage offerings. Guests can enjoy a variety of fresh, hand-crafted menu items that rival anything they’d find at their local restaurant, as well as an exciting array of drinks and desserts; all from the comfort of their seat while taking in the latest film.

The new branding strategy is just one example of how we intend to extend our marketing strengths, including our loyalty program and our robust, easy‑to‑use online and mobile presence across our larger footprint as we work to integrate our recent acquisitions. We also expect to retain some of the existing guest engagement and marketing programs currently used at Carmike, Odeon, and Nordic to further bond with our guests.

Target Programming - Our fundamental business, historically and now, revolves around the theatrical exhibition of Hollywood movies. If a movie is commercially available, it is likely to be playing at an AMC theatre today or tonight, because we schedule shows in the morning, afternoon and even at midnight or later, just to make sure it is convenient for our customers.

We also are playing movies and other content originating from more sources. We believe that as diversity grows in the United States, the United Kingdom and the rest of Europe, the ability to adapt and target programming for a fragmented audience will become critical.

For movies targeted at diverse audiences, AMC theatres frequently experience attendance levels greater than our average, national market share. AMC theatres have a strong Bollywood following with more than 60 locations serving diaspora audiences. During the year ended December 31, 2017, AMC theatres exhibited 173 popular Indian movies which generated approximately $22.0 million of box office revenue.

Through AMC Independent™, we have also reached into the independent production and distribution community. AMC theatres played 206 films (excluding community programming and film festivals) during 2017, generating $175.0 million in U.S. box office revenue.

Fathom is the recognized leader in the alternative entertainment industry, offering a variety of one-of-a-kind entertainment events in movie theaters nationwide that include live, high definition performances of the Metropolitan Opera, the performing arts, major sporting events, music concerts, comedy series, Broadway shows, original programming featuring entertainment’s biggest stars, socially relevant documentaries with audience Q&A and much more. We are working with Fathom to further broaden our programming options to appeal to even wider audiences.

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

We intend to grow through the deployment of our strategic growth initiatives and will continue exploration of acquisitions. Our acquisition strategy combines discipline and purpose with a strong investment thesis for each transaction that we believe will drive value in the long term.

Disciplined new-build theatres and acquisitions expand the platform, whether domestically or internationally, upon which to further deploy our proven strategic initiatives while further diversifying AMC’s consumer base, leading to greater appeal for more films.

The additional scale achieved through new build theatres and acquisitions also serves to benefit AMC through global procurement savings and increased overhead efficiencies. We believe that expansion offers us additional opportunities to introduce our proven guest focused strategies to new movie-goers and will generate meaningful benefits to guests, associates, studio partners and our shareholders.

We believe significant financial opportunities exist in our current portfolio of theatres both in the United States and in Europe, and we have a substantial pipeline of investments to exploit that offer incremental attendance-generating and revenue-generating prospects. By expanding through new-build development and acquisitions and deploying building-by-building solutions from a proprietary menu of proven, customer-endorsed comfort and convenience, enhanced food and beverage, and premium sight and sound concepts, we believe we have the formula for continuing growth and success.

Our Competitive Strengths

We believe we have the following competitive strengths:

Leading Market Share in Important, Affluent and Diverse Markets— Across the three biggest metropolitan markets in the United States—New York, Los Angeles and Chicago, representing 20% of the country’s total box office—we hold a 36% combined market share. As of December 31, 2017, we have theatres located in 24 of the top 25 U.S. markets, holding the #1 or #2 position in 22 of those 25 markets based on box office revenue. On any given weekend, nearly one-half of the top ten theatres for the #1 opening movie title in the United States are AMC theatres, according to data provided by Rentrak. We are also the #1 theatre operator in the United Kingdom, Ireland, Italy and Spain; the #2 operator in Austria and Portugal; and the #4 operator in Germany. We believe our strong presence in these top markets makes our theatres highly visible and therefore strategically more important to content providers, who rely on the large audiences and marketing momentum provided by major markets to drive opinion‑making and deliver a movie’s overall box office results.

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

Well Located, Highly Productive Theatres—Our U.S. theatres are generally located in the top retail centers across the United States. We believe this provides for long-term visibility and higher productivity, and is a key element in the success of our Enhanced Food and Beverage and More Comfort and Convenience initiatives. Our location strategy, combined with our strong major market presence and our focus on a superior customer experience, enable us to deliver industry-leading theatre-level productivity. During the year ended December 31, 2017, six of the ten highest grossing theatres in the United States were AMC theatres, according to data provided by Rentrak. During the same period AMC’s U.S. markets average total revenues per theatre was approximately $6.0 million. This per unit productivity is important not only to content providers, but also to developers and landlords, for whom per location and per square foot sales numbers are critical measures. The net effect is a close relationship with the commercial real estate community, which often gives us first‑look and preferred tenant status on emerging opportunities.

Legacy Carmike theatres, are located primarily in smaller, suburban and rural markets, which affects total revenues per theatre. However, in general, theatres located in smaller suburban and rural markets tend to have less competition and a lower cost structure, and we believe when combined with our innovative strategic initiatives that productivity will improve.

Many Odeon theatres share similar characteristics as legacy AMC theatres in that they tend to be located in the top retail centers in major metropolitan markets with higher visibility. We believe that deploying our proven strategic initiatives in these markets will help drive attendance and greatly improve productivity.

The Nordic theatres are in larger and mid-sized cities and towns in affluent Northern Europe as well as in the Baltic region. The theatres are well maintained including some with AMC-like amenities already evident. With a modern, up-to-date circuit and very high market share, the Nordic theatres will require some investment but not nearly the amount expected for the Odeon theatres. Nordic has an ample pipeline of new-build and renovation opportunities already identified, and with some investment in our enhanced food and beverage and premium sight and sound initiatives, we believe there are ample growth opportunities.

Selectively Participating in a Consolidating Industry—Throughout the last two decades, AMC has been an active participant in our industry’s consolidation. We intend to selectively explore acquisitions in the U.S. and internationally where the characteristics of the location, overall market and facilities further enhance the quality of our theatre portfolio.

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

Substantial Operating Cash Flow—For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, AMC’s net cash provided by operating activities totaled $577.4 million, $431.7 million, and $467.6 million, respectively. We believe that our strategic initiatives, highly productive theatre circuit and continued focus on cost control will enable us to generate sufficient cash flow provided by operating activities to execute our strategy, to grow our revenues, maintain our facilities, service our indebtedness, continue our stock repurchase plan and pay dividends to our stockholders.

Experienced and Dynamic Team—Our senior management team, led by Adam Aron, President and Chief Executive Officer, has the expertise that we believe will be required to transform movie-going from a commodity to a differentiated entertainment experience. A dynamic and balanced team of executives combines long-tenured leaders in operations, real estate and finance who contributed to building AMC’s hard-earned reputation for operations excellence with creative entertainment and restaurant industry executives in marketing, programming and food and beverage who bring to AMC business acumen and experience that support innovation in theatrical exhibition.

Our senior management team has experience operating both domestic and international theatres.

With a technology platform in our Theatre Support Center that provides for real-time monitoring of AMC screens across the country and a workplace conducive to collaboration and teamwork, our management team has the organization well aligned with our strategy.

Furthermore, we believe that our people, the nearly 39,800 AMC associates, constitute an essential strength of AMC. They strive to make movie-going experiences at AMC theatres always a treat. We create events and want our customers to always feel special at an AMC theatre.

Key Strategic Shareholder—Our key strategic shareholder, the Dalian Wanda Group Co. (“Wanda”), is one of the largest, privately-held conglomerates in China. Wanda is our single largest shareholder with a 59.37% ownership stake as of December 31, 2017. In addition to its core business as a prominent developer and owner of commercial real estate, Wanda also owns related businesses in entertainment, hospitality and retail. Wanda is the largest theatre exhibition operator in China through its controlling ownership interest in Wanda Cinema Line. The combined ownership and scale of AMC and Wanda Cinema Line has enabled us to enhance relationships and obtain better terms from important food and beverage, lighting and theatre supply vendors, and to expand our strategic partnerships with IMAX® and Dolby®. When our scale and Wanda’s growth are taken into account, we believe AMC is the most efficient and effective partner a content owner has. Wanda is controlled by its chairman, Mr. Jianlin Wang.

Film Content

Box office admissions are our largest source of revenue. We predominantly license “first-run” films from distributors owned by major film production companies and from independent distributors on a film-by-film and theatre-by-theatre basis. Film exhibition costs are accrued based on the applicable admissions revenues and estimates of the final settlement pursuant to our film licenses. Licenses that we enter into typically state that rental fees are based on aggregate terms established prior to the opening of the picture. In certain circumstances and less frequently, our rental fees are based on a mutually agreed settlement upon the conclusion of the picture. In some European territories, rental fees are established on a weekly basis for the coming week’s percentage forecast. Some European licenses use a per capita agreement instead, paying a flat amount per ticket, where the sum is agreed in long-term agreements in advance of the film showing. Under an aggregate terms formula, we usually pay the distributor a specified percentage of box office gross or pay based on a scale of percentages tied to different amounts of box office gross, or in Europe, we pay based on the number of weeks since release. The settlement process allows for negotiation based upon how a film actually performs.

During the 2017 calendar year, films licensed from our seven largest distributors based on revenues accounted for approximately 88% of our U.S. admissions revenues. In Europe, approximately 77% of our box office revenue came from films attributed to our six largest distributors. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor’s films in any given year.

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

North American film distributors typically establish geographic film licensing zones and license on a film-by-film basis to one theatre in each zone. In film zones where we are the sole exhibitor, we obtain film licenses by selecting a film from among those offered and negotiating directly with the distributor. In competitive zones, where we compete with one or more exhibitors to secure film, distributors generally allocate their films to the exhibitors located in that area based on screen capacity, grossing potential, and licensing terms. In Europe, local markets are not broken up into licensing zones in the same way, therefore there is rarely a restriction on cinemas opening a film in that market. The exception is smaller films opening on a limited print number. We negotiate directly with all distributors to manage for the opening of new films.

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

To address recent consumer trends, we have expanded our menu of enhanced food and beverage products to include made-to-order drinks and meals, customized coffee, healthy snacks, premium beers, wine and mixed drinks and other gourmet products. We plan to continue investment across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage design improvements to the development of new dine-in theatre options. The costs of these conversions in some cases are partially covered by investments from the theatre landlord. We currently operate 28 Dine-In Theatres that deliver chef-inspired menus with seat-side or delivery service to luxury recliners with tables. Our recent Dine-In Theatre concepts are designed to capitalize on the latest food service trend, the fast casual eating experience.

Employees

As of December 31, 2017, we employed 4,332 full-time and 35,511 part-time employees. We consider our employee relations to be good.

Theatrical Exhibition Industry and Competition

U.S. Markets

Movie-going is embedded in the American social fabric. For over 100 years people young and old, of all races and socio-economic levels, have enjoyed the entertainment that motion pictures offer.

In the United States, the movie exhibition business is large, stable and mature. While in any given calendar quarter the quantity and quality of movies can drive volatile results, box office revenues have generally advanced from 2011 to 2017. The industry’s best year ever, in terms of revenues, was 2016, with box office revenues of approximately $11.4 billion, an increase of approximately 2.0% from 2015 with over 1.3 billion admissions in the U.S. and Canada. The Industry’s U.S. and Canada box office for 2017 was $11.1 billion, with over 1.2 billion admissions, a decline of approximately 2.7% from 2016.

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

The following table represents information about the U.S./Canada exhibition industry obtained from the National Association of Theatre Owners (“NATO”) and Box Office Mojo:

	Box Office		Average
	Revenues	Attendance	Ticket	Number of	Indoor
Calendar Year	(in millions)	(in millions)	Price	Theatres	Screens
2017	$11,065	1,233	$8.97	5,398	39,798
2016	11,372	1,314	8.65	5,472	39,579
2015	11,135	1,321	8.43	5,484	39,411
2014	10,353	1,267	8.17	5,463	39,356
2013	10,921	1,343	8.13	5,326	39,368
2012	10,837	1,361	7.96	5,317	39,056
2011	10,174	1,283	7.93	5,331	38,974
2010	10,566	1,339	7.89	5,399	38,902
2009	10,596	1,413	7.50	5,561	38,605
2008	9,631	1,341	7.18	5,403	38,201
2007	9,664	1,405	6.88	5,545	38,159
2006	9,210	1,406	6.55	5,543	37,765

Based on information obtained from Rentrak, we believe that the four largest exhibitors, in terms of U.S. / Canada box office revenue (Regal Entertainment Group, AMC, Cinemark Holdings, Inc. and Cineplex Inc.) generated approximately 65% of the box office revenues in 2017. This statistic is up from 35% in 2000 and is evidence that the theatrical exhibition business in the U.S. / Canada have been consolidating.

International Markets

Movie-going is a popular leisure activity with high penetration across Odeon’s and Nordic’s key geographies. Theatre appeal has proven resilient to competition for consumers’ leisure spending and to recessionary periods and we believe we will continue to benefit from increased spending across international markets. The European market lags the U.S. market across a number of factors, including annual spend per customer, number of IMAX® screens and screens per capita that cause us to believe that the deployment of our customer initiatives will be successful in these markets. On the other hand, our European markets are more densely populated and operate with fewer screens per one million of population, making the screens we acquired more valuable.

While in any calendar year the quantity and quality of movies can drive results, in the medium term theatre attendance has remained consistent since 2012 across Odeon’s key geographies. Additionally, International markets have become increasingly important. The percentage of total box office revenues attributable to International markets increased from 69% in 2012 to 72% in 2015 and is expected to continue to increase to 75% by 2019. U.S. films generate the majority of the box office in Europe, but movie-goers in specific geographies welcome locally produced films with local actors and familiar story lines which can mitigate film genre attendance fluctuations. Going forward, we believe we will see positive growth in theatre attendance as we deploy our proven guest centered innovations like recliner seating, enhanced food and beverage offerings and premium large format experiences.

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

The theatrical exhibition industry faces competition from other forms of out-of-home entertainment, such as concerts, amusement parks and sporting events, and from other distribution channels for filmed entertainment, such as cable television, pay-per-view, video streaming services, and home video systems, as well as from all other forms of entertainment.

Movie-going is a compelling consumer out-of-home entertainment experience. Movie theatres currently garner a relatively small share of overall consumer entertainment time and spend, leaving significant room for further expansion and growth in the United States and internationally. In addition, our industry benefits from available capacity to satisfy additional consumer demand without capital investment.

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

Our theatres in the United States must comply with Title III of the Americans with Disabilities Act, or ADA. Compliance with the ADA requires that public accommodations “reasonably accommodate” individuals with disabilities and that new construction or alterations made to “commercial facilities” conform to accessibility guidelines unless “structurally impracticable” for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, and awards of damages to private litigants or additional capital expenditures to remedy such noncompliance. As an employer covered by the ADA, we must make reasonable accommodations to the limitations of employees and qualified applicants with disabilities, provided that such reasonable accommodations do not pose an undue hardship on the operation of our business. In addition, many of our employees are covered by various government employment regulations, including minimum wage, overtime and working conditions regulations. In Europe, all territories have similar national regulations relating to disabilities.

Our operations also are subject to federal, state and local laws regulating such matters as construction, renovation and operation of theatres as well as wages and working conditions, citizenship, health and sanitation requirements and licensing. We believe our theatres are in material compliance with such requirements.

We own and operate theatres and other properties that operate in the United States, United Kingdom, Spain, Italy, Germany, Austria, Portugal, Ireland, Sweden, Finland, Estonia, Latvia, Lithuania, Norway and Denmark, which are subject to various federal, state and local laws and regulations. Certain of these laws and regulations, including those relating to environmental protection, may impose joint and several liability on certain statutory classes of persons for the costs of investigation or remediation of contamination, regardless of fault or the legality of original disposal. We believe our theatres are in material compliance with such requirements.

Other Acquisitions, Dispositions, Financings and Developments

Other Acquisitions

In September 2017, we acquired $5.0 million in Dreamscape and $5.0 million in Central Services Studios, Inc. as part of our virtual reality technologies strategy. During January 2018, we invested an additional $5.0 million in Dreamscape and $5.0 million in Central Services Studios. We do not have significant influence over these entities and will follow the cost method of accounting.

In December 2015, we completed the acquisition of 33 theatres and 346 screens from Starplex Cinemas.

Other Dispositions

On August 4, 2017, AMC and Regal Entertainment Group consummated a transaction for the sale of all the issued and outstanding ownership interests in Open Road Releasing, LLC (“Open Road”) for total proceeds of $28.8 million of which we received $14.0 million in net proceeds after transaction expenses for our 50% investment and for collection of amounts due from Open Road and recognized a gain on sale of $17.2 million.

On September 14, 2017, we completed the sale and leaseback of the real estate assets associated with seven theatres for proceeds net of closing costs of $128.4 million. The gain on sale of $78.2 million has been deferred and will be amortized over the remaining lease terms.

On December 18, 2017, we completed the sale and leaseback of the real estate assets associated with one theatre for proceeds net of closing costs of $7.8 million. The loss on sale of $0.5 million was recognized immediately.

In the second quarter of 2017 and in the fourth quarter of 2016, in connection with the Carmike acquisition, we divested 17 theatres as required by the Antitrust Division of the United States Department of Justice. See Part I – Recent Developments for further information.

In January 2016, we divested of two Starplex Cinemas theatres with 22 screens, as required by the Antitrust Division of the United States Department of Justice.

Debt Financing of Acquisitions

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

On March 17, 2017, we completed an offering of £250.0 million additional aggregate principal amount of our Sterling Notes due 2024 and an offering of $250.0 million additional aggregate principal amount of our Sterling Notes due 2024. We used the net proceeds to pay a portion of the consideration for the acquisition of Nordic plus related transaction fees and expenses.

On December 21, 2016, in connection with the Carmike acquisition, we incurred $350.0 million of bridge loans (the “Bridge Loans”) under a Bridge Loan Agreement, dated as of December 21, 2016 (the “Bridge Loan Agreement”). We repaid the Bridge Loans on February 13, 2017, with a portion of the net proceeds from our additional public offering.

On November 8, 2016, in connection with the Carmike and Odeon acquisitions, we issued $595.0 million aggregate principal amount of our 5.875% Senior Subordinated Notes due 2026 and £250.0 million ($310.0 million) of our 6.375% Senior Subordinated Notes due 2024. On November 29, 2016, in connection with the Odeon acquisition, we borrowed $500.0 million of incremental term loans under our Credit Agreement, dated as of April 30, 2013 as amended.

See the Liquidity and Capital Resources section of Item 7 of Part II hereof for further information and Note 7 to our consolidated financial statements in Item 8 of Part II hereof for further information.

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

Financial Information About Geographic Areas

For information about the geographic areas in which we operate, see Note 15 – Operating Segments in the Notes to the Consolidated Financial Statements under Part II, Item 8 hereof. During the year ended December 31, 2017, revenues from our continuing theatre operations outside the United States accounted for 26.7% of our total revenues. We currently have operations in the U.S., United Kingdom, Austria, Germany, Ireland, Italy, Portugal, Spain, Sweden, Finland, Estonia, Latvia, Lithuania, Norway, and Denmark, which are reflected in the consolidated financial statements.

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

Executive Officers

The following table sets forth certain information regarding our executive officers and key employees as of February 12, 2017:

Name	Age	Position(s) Held
Adam M. Aron	63	Chief Executive Officer, President and Director
Craig R. Ramsey	66	Executive Vice President and Chief Financial Officer
John D. McDonald	60	Executive Vice President, U.S. Operations
Elizabeth Frank	48	Executive Vice President, Worldwide Programming and Chief Content Officer
Mark A. McDonald	59	Executive Vice President, Global Development
Stephen A. Colanero	51	Executive Vice President and Chief Marketing Officer
Kevin M. Connor	55	Senior Vice President, General Counsel and Secretary
Chris A. Cox	52	Senior Vice President and Chief Accounting Officer
Carla Sanders	52	Senior Vice President, Human Resources

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

Ms. Elizabeth Frank has served as Executive Vice President, Worldwide Programming and Chief Content Officer for AMC since July 2012. Between August 2010 and July 2012, Ms. Frank served as Senior Vice President, Strategy and Strategic Partnerships. From 2006 to 2010, Ms. Frank served as Senior Vice President of Global Programs for AmeriCares. From 2003 to 2006, Ms. Frank served as Vice President of Corporate Strategic Planning for Time Warner Inc. Prior to Time Warner Inc., Ms. Frank was a partner at McKinsey & Company for nine years. Ms. Frank holds a Bachelor of Business Administration degree from Lehigh University and a Masters of Business Administration from Harvard University.

Mr. Mark A. McDonald has served as Executive Vice President, Global Development of AMC since July 2009. Prior thereto, Mr. McDonald served as Executive Vice President, International Operations from December 1998 to July 2009. Prior thereto, Mr. McDonald had served as Senior Vice President, Asia Operations since November 1995. Mr. McDonald holds a B.A. degree from the University of Southern California and a M.B.A. from the Anderson School at University of California Los Angeles.

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

Except to the extent that we own some film distribution rights in a small number of European territories, we have no control over distributors of the films and our business may be adversely affected if our access to motion pictures is limited or delayed.

We rely on distributors of motion pictures, over whom we have no control, for the films that we exhibit. Major motion picture distributors are required by law to offer and license film to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long‑term arrangements with major distributors, but must compete for our licenses on a film-by-film and theatre-by-theatre basis. Our business depends on maintaining good relations with these distributors, as this affects our ability to negotiate commercially favorable licensing terms for first-run films or to obtain licenses at all. With only seven distributors representing approximately 88% of the U.S. box office in 2017, there is a high level of concentration in the industry. Our business may be adversely affected if our access to motion pictures is limited or delayed because of deterioration in our relationships with one or more distributors or for some other reason. To the extent that we are unable to license a popular film for exhibition in our theatres, our operating results may be adversely affected.

Our substantial debt could adversely affect our operations and prevent us from satisfying those debt obligations.

We have a significant amount of debt. As of December 31, 2017, we had outstanding approximately $4,886.7 million of indebtedness ($4,963.6 million face amount), which consisted of $1,337.6 million under our Senior Secured Credit Facility ($1,359.3 million face amount), $2,654.5 million of our existing subordinated notes ($2,720.1 million face amount), $240.4 million of the Carmike Notes ($230.0 million face amount), a $2.8 million ($2.8 million face amount) promissory note, and $651.4 million of existing capital and financing lease obligations. As of December 31, 2017, we had $212.8 million available for borrowing under our Senior Secured Revolving Credit Facility and £84.3 million ($113.0 million) available for borrowing under our Odeon Revolving Credit Facility. As of December 31, 2017, we also had approximately $6.9 billion of undiscounted rental payments under operating leases

(with initial base terms generally between 15 to 20 years). The amount of our indebtedness and lease and other financial obligations could have important consequences to our stockholders. For example, it could:

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

At the same time, the covenants in the instruments governing our indebtedness may not provide investors with protections against transactions they may deem undesirable. Although the indentures governing our notes contain a fixed charge coverage test that limits our ability to incur indebtedness, this limitation is subject to a number of significant exceptions and qualifications. Moreover, the indentures do not impose any limitation on our incurrence of lease obligations or liabilities that are not considered “Indebtedness” under the indentures (such as operating leases), nor do they impose any limitation on the amount of liabilities incurred by subsidiaries, if any, that might be designated as “unrestricted subsidiaries,” which are subsidiaries that we designate, that are not subject to the restrictive covenants contained in the indentures governing our indebtedness.

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

In addition, our debt obligations require us to repay or refinance our obligations when they come due. If our cash flows were to prove inadequate to meet our debt service, rental and other obligations in the future, we may be required to refinance all or a portion of our existing or future debt, on or before maturity, to sell assets or to obtain additional financing. We cannot give assurance that we will be able to refinance any of our indebtedness, including our Senior Secured Credit Facility and our notes, sell any such assets, or obtain additional financing on commercially reasonable terms or at all.

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

Implementation of our key strategic initiatives, including recliner seating, enhanced food and beverage and premium sight and sound, require significant capital expenditures. Our gross capital expenditures were approximately $630.6 million, $421.7 million and $333.4 million for the years ended December 31, 2017, December 31, 2016 and, December 31, 2015, respectively. We estimate that our gross cash outflows for capital expenditures will be approximately $600.0 million to $640.0 million, before giving effect to expected landlord contributions of approximately $140.0 million to $150.0 million for the year ending December 31, 2018. The lack of available capital resources due to business performance or other financial commitments could prevent or delay the deployment of innovations in our theatres. We may have to seek additional financing or issue additional securities to fully implement our growth strategy. We cannot be certain that we will be able to obtain new financing on favorable terms, or at all. In addition, covenants under our existing indebtedness limit our ability to incur additional indebtedness, and the performance of any additional or improved theatres may not be sufficient to service the related indebtedness that we are permitted to incur.

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

The theatrical exhibition industry also faces competition from other forms of out-of-home entertainment, such as concerts, amusement parks and sporting events and from other distribution channels for filmed entertainment, such as cable television, pay-per-view, video streaming, and home video systems and from other forms of in-home entertainment.

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

Over the last decade, the average theatrical exclusive release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available to consumers in-home, has decreased from approximately six months to approximately three to four months. If patrons choose to wait for in-home viewing options rather than attend a theatre for viewing the film, it may adversely impact our business and results of operations, financial condition and cash flows. In 2011, several major film studios tested premium video-on-demand products released in homes approximately 60 days after a movie’s theatrical debut, which threatened the length of the release window. In January 2015, Amazon Studios announced its intention to produce and acquire original movies for theatrical release with video streaming available just 4 to 8 weeks after their theatrical debut. We cannot give assurance that this release window, which is determined by the film studios, will not shrink further or be eliminated altogether, which could have an adverse impact on our business and results of operations.

Our business is subject to international economic, political and other risks that could negatively affect our business, results of operations and financial condition.

As a result of the Odeon and Nordic Acquisitions, 26.7% of our revenues were derived from countries outside the United States for the year ended December 31, 2017. The success of our acquisitions of Odeon and Nordic is dependent upon our ability to operate a business in markets where we have limited experience and is subject to risks that are beyond our control. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

•	exposure to local economic conditions and local laws and regulations;

•	exposure to local labor and employment laws;

•	relationships with local labor unions and works councils;

•	limited borrowing capabilities relating to activities in non‑U.S. countries;

•	economic and/or credit conditions abroad;

•	potential adverse changes in the political and/or economic stability of foreign countries or in their diplomatic relations with the United States;

•	restrictions on the withdrawal of foreign investment and earnings;

•	government policies against businesses owned by foreigners;

•	investment restrictions or requirements;

•	exposure to piracy laws and regulations, including the European Union GDPR;

•	diminished ability to legally enforce our contractual rights in foreign countries;

•	difficulty in protecting our brand, reputation and intellectual property;

•	restrictions on the ability to obtain or retain licenses required for operation;

•	foreign exchange restrictions;

•	adverse changes in regulatory or tax requirements;

•	restrictions on foreign ownership of subsidiaries;

•

multijurisdictional data protection and privacy laws, including GDPR, which is expected to be effective in May 2018 and restrictions on transferring personally identifiable information outside of a jurisdiction; and

•	tariffs and other trade barriers.

If we are unable to manage the complexity of our global operations successfully, it could have a material adverse effect on our business, financial condition and results of operations.

We may not achieve the expected benefits and performance from our recent acquisitions.

As a result of our recent acquisitions of Carmike, Odeon, and Nordic, we expect to achieve certain synergies and cost savings through, for example, reducing general and administrative expenses by combining operating functions such as accounting, finance and technology, achieving purchasing efficiencies and achieving revenue enhancements resulting from the acquisitions. However, there can be no assurance that we will be able to generate sufficient cash flow from these acquisitions to service the indebtedness incurred to finance such acquisitions or realize any other anticipated benefits. Nor can there be any assurance that our profitability will be improved by these or any future acquisitions. Although we have a long history of successfully integrating acquisitions, any acquisition involves risks, such as:

•	the difficulty of assimilating and integrating the acquired operations and personnel into our current business;

•	the potential disruption of our ongoing business;

•	the diversion of management’s attention and other resources;

•	the possible inability of management to maintain uniform standards, controls, procedures and policies;

•	the risks of entering markets in which we have little or no experience;

•	the potential impairment of relationships with employees;

•	unexpected costs, charges or expenses;

•	our effective implementation and customer acceptance of our marketing strategy, including our loyalty programs;

•	the possibility that any liabilities we may incur or assume may prove to be more burdensome than anticipated; and

•	the possibility that the acquired theatres do not perform as expected.

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

We typically require 18 to 24 months in the United States from the time we reach an agreement with a landlord to when a theatre opens. This timeframe may vary as we introduce this concept in international markets.

In addition, the improvement of our existing theatres through our enhanced food and beverage and recliner seating and premium sight and sound initiatives is subject to substantial risks, such as difficulty in obtaining permits, landlord approvals and operating licenses (e.g. liquor licenses). We may also experience cost overruns from delays or other unanticipated costs in both new construction and facility improvements. Furthermore, our new sites and transformed locations may not perform to our expectations.

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

The efficient operation of our business is dependent on computer hardware and software systems. Among other things, these systems collect and store certain personal information from customers, vendors and employees and process customer payment information. Additionally, open source internet ticketing allows tickets for all of our theatres to be sold by various third-party vendors on websites using information systems we do not control. Our information systems and those maintained by our third-party vendors and the sensitive data they are designed to protect are vulnerable to security breaches by computer hackers, cyber terrorists and other cyber attackers. We rely on industry-accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems, and we rely on our third-party vendors to take appropriate measures to protect the confidentiality of the information on those information systems. However, these measures and technology may not adequately prevent security breaches. Our information systems may become unavailable or fail to perform as anticipated for any reason, including viruses, loss of power or human error. Any significant interruption or failure of our information systems or those maintained by our third-party vendors or any significant breach of security could adversely affect our reputation with our customers, vendors and employees and could adversely affect our business, results of operations and liquidity and could result in litigation against us or the imposition of penalties. A significant interruption, failure or breach of the security of our information systems or those of our third-party vendors could also require us to expend significant resources to upgrade the security measures and technology that guard sensitive data against computer hackers, cyber terrorists and other cyber attackers. We maintain cyber risk insurance coverage to protect against such risks, however, there can be no assurance that such coverage will be adequate.

We may incur future impairment charges to goodwill or long-lived assets and future theatre and other closure charges.

We review long‑lived assets, including goodwill, indefinite-lived intangible assets and other intangible assets, marketable securities and non‑consolidated entities for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The review for goodwill compares the fair value for each of our reporting units to its associated carrying value, including goodwill. Factors that could lead to impairment of goodwill and intangible assets include adverse industry or economic trends, reduced estimates of future cash flows, and declines in the market price of our common stock. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. We may be required to record future charges to earnings during the period in which an impairment of goodwill or intangible assets is determined to exist. During the years ended December 31, 2017, December 31, 2016, and December 31, 2015, we recorded impairment charges of $43.6 million, $5.5 million, and $1.7 million, respectively. During 2017, we impaired 12 theatres in the U.S. markets with 179 screens (in Illinois, Texas, Virginia, Michigan, Oklahoma, New York and Maryland).

We have a significant amount of goodwill on our balance sheet as a result of acquisitions. As of December 31, 2017, goodwill recorded on our consolidated balance sheet totaled $4,931.7 million. In light of the decline in the market price of our common stock since the second quarter of 2017, we performed an interim goodwill impairment test as of September 30, 2017 and again as of December 31, 2017. Based on the results of these tests, we determined that the goodwill recorded on our consolidated balance sheet was not impaired. However, if the market price of our common stock further declines from current levels, or if other events or circumstances change that would more likely than not reduce the fair value of our reporting units below their respective carrying value, all or a portion of our goodwill may be impaired in future periods. Examples of such adverse events or circumstances that could change include (i) an adverse change in macroeconomic conditions; (ii) increased cost factors that have a negative effect on our earnings and cash flows; (iii) negative or overall declining financial performance compared with our actual and projected results of relevant prior periods; and (iv) a sustained decrease in our share price. Any impairment charges that we may take in the future could be material to our results of operations and financial condition and could adversely affect our stock price.

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

As of December 31, 2017, we had an estimated federal income tax loss carryforward of $443.9 million and estimated state income tax loss carryforward of $404.0 million which will be limited annually due to certain change in ownership provisions of the Internal Revenue Code, as amended (“IRC”), Section 382. The federal tax loss carryforwards prior to January 1, 2018 will begin to expire in 2018 and will completely expire in 2036. Any federal tax loss carryforwards generated after January 1, 2018 will be available to be used indefinitely. Our state loss carryforwards may be used over various periods ranging from 1 to 20 years. As of December 31, 2017, we had estimated foreign income tax loss carryforwards of $638.6 million. Our foreign tax loss carryforwards are available to be used indefinitely, except approximately $12.9 million which will expire in various periods ranging from 1 to 20 years. The tax loss carryforwards are reflected in our balance sheet as an asset valued at our current effective rate and reduced by the valuation allowance.

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

We are subject to many different forms of taxation in both the U.S. and in foreign jurisdictions where we operate. Current economic and political conditions, including the recent United Kingdom referendum in which voters approved an exit from the E.U., make tax rates and policy in any jurisdiction, including the U.S., U.K. and E.U., subject to significant change. Recent examples include the Organization for Economic Co‑operation and Development’s (“OECD”) recommendations on Base Erosion and Profit Shifting (“BEPS”), the European Commission’s Anti‑Tax Avoidance Package, and the U.S. Tax Cuts and Jobs Act signed into law in December 2017. The costs of compliance with these laws and regulations are high and are likely to increase in the future. Any failure on our part to comply with these laws and regulations can result in negative publicity and diversion of management time and effort and may subject us to significant liabilities and other penalties.

The value of our deferred tax assets may not be realizable to the extent our future profits are less than we have projected and we may be required to record valuation allowances against previously-recorded deferred tax assets, which may have a material adverse effect on our results of operations and our financial condition.

Our income tax expense includes deferred income taxes arising from changes in temporary differences between the financial reporting and tax bases of assets and liabilities, credit carry-forwards and net operating losses. We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our credit carry-forwards and net operating losses expire. Our assessment of the realizability of our deferred income tax assets requires significant judgment. If we fail to achieve our projections or if we need to lower our projections, we may not have sufficient evidence of our ability to realize our deferred tax assets, and we may need to increase our valuation allowance. Our U.S. cumulative pretax losses have raised uncertainty about the likelihood of realizing our deferred tax assets, along with the change in U.S. Federal enacted tax rates, and as a result we have recorded a valuation allowance against all of the U.S. deferred tax assets and liabilities, except those deemed indefinite-lived. This resulted in a charge to our income tax provision of approximately $310 million in our U.S. markets during the fourth quarter of 2017. For our U.S. markets, a total income tax provision of $154.3 million was recorded for the year ended December 31, 2017. There are no assurances that we will not increase or decrease the valuation allowances in future periods against deferred tax assets and liabilities. Any increase in the valuation allowance would result in additional deferred tax expense; likewise, any decrease would result in additional deferred tax benefit. Any deferred tax expense could have a material adverse effect on our results of operations and financial condition.

We may be reviewed by antitrust authorities in connection with acquisition opportunities that would increase our number of theatres in markets where we have a leading market share.

Given our size and market share, pursuit of acquisition opportunities that would increase the number of our theatres in markets where we have a leading market share would likely result in significant review by antitrust regulators in the applicable jurisdictions, and we may be required to dispose of theatres in order to complete such acquisition opportunities. For example, in connection with the acquisition of Carmike, we were required, among other things, to dispose of 17 theatres located in various markets across the United States to obtain approval of the transaction. As a result, we may not be able to succeed in acquiring other exhibition companies or we may have to dispose of a significant number of theatres in key markets in order to complete such acquisitions.

We are subject to substantial government regulation, which could entail significant cost.

We are subject to various federal, state and local laws, regulations and administrative practices both domestically and internationally affecting our business, and we must comply with provisions regulating antitrust, health and sanitation standards, equal employment, environmental, data protection and licensing for the sale of food and, in some theatres, alcoholic beverages. Our new theatre openings could be delayed or prevented or our existing theatres could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses. Changes in existing laws or implementation of new laws, regulations and practices could have a significant impact on our business. A significant portion of our theatre level employees are part time workers who are paid at or near the applicable minimum wage in the theatre’s jurisdiction. Increases in the minimum wage and implementation of reforms requiring the provision of additional benefits will increase our labor costs.

We own and operate facilities throughout the United States and various international markets throughout Europe and are subject to the environmental laws and regulations of those jurisdictions, particularly laws governing the cleanup of hazardous materials and the management of properties. We might in the future be required to participate in the cleanup of a property that we own or lease, or at which we have been alleged to have disposed of hazardous materials from one of our facilities. In certain circumstances, we might be solely responsible for any such liability under environmental laws, and such claims could be material.

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

In the U.S., our theatres must comply with Title III of the Americans with Disabilities Act of 1990 (“ADA”). Compliance with the ADA requires that public accommodations “reasonably accommodate” individuals with disabilities and that new construction or alterations made to “commercial facilities” conform to accessibility guidelines unless “structurally impracticable” for new construction or technically infeasible for alterations. Non‑compliance with the ADA could result in the imposition of injunctive relief, fines, and an award of damages to private litigants or additional capital expenditures to remedy such noncompliance, any of which could have a material adverse effect on our operations and financial condition. In Europe, all territories have similar national regulations relating to disabilities that our theatres operate in accordance with. Noncompliance with these regulations could carry financial, operational and reputation risks.

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

Ownership
Date	Limit
December 20, 2017	15.0%
December 20, 2018	7.5%
June 20, 2019	4.99%

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

In 2017, we sold 14,800,000 shares of NCM, Inc. in response to the Final Judgment and are in compliance with the ownership directives. We have recorded impairment losses and losses on the disposition of our NCM ownership interest of approximately $230.7 million and we recorded a charge of $22.6 million related to the return of NCM units for a waiver of exclusivity in connection with the Final judgment by the DOJ.

As a result of our IPO, we and certain of our domestic affiliates may not be able to file a consolidated tax return which could result in increased tax liability.

Prior to our initial public offering, we and certain of our domestic affiliates (the “AMC affiliated tax group”) were members of a consolidated group for federal income tax purposes, of which a Wanda domestic subsidiary is the common parent. As a result of our initial public offering, the AMC affiliated tax group ceased to be members of the Wanda federal consolidated group. The AMC affiliated tax group will not be permitted to file a consolidated return for federal income tax purposes for five years, unless we obtain a waiver from the Internal Revenue Service. It is uncertain whether we will obtain a waiver if we seek one. If we do not obtain a waiver, each member of the AMC affiliated tax group will be required to file a separate federal income tax return, and, as a result, the income (and tax liability) of a member will only be offset by its own tax loss carryforwards (and other tax attributes) and not by tax loss carryforwards, current year losses or other tax attributes of other members of the group. We believe that we should not incur substantial additional federal tax liability if we are not permitted to file a federal consolidated return, because (i) most of our revenues are generated by a single member of the AMC affiliated tax group and most of our tax loss carryforwards are attributable to such member and (ii) there are certain other beneficial aspects of the structure of the AMC affiliated tax group. We cannot give assurance, however, that we will not incur substantial additional tax liability if the AMC affiliated tax group is not permitted to file a federal consolidated return for five years.

We have had significant financial losses in previous years.

Prior to fiscal 2007, we had reported net losses in each of the prior nine fiscal years totaling approximately $551.1 million. For fiscal 2007, 2008, 2009, 2010, 2011, 2012, the period March 30, 2012 through August 30, 2012, the period August 31, 2012 through December 31, 2012, the year ended 2013, the year ended 2014, the year ended 2015, the year ended 2016, and the year ended 2017, we reported net earnings (losses) of $116.9 million, $(6.2) million, $(149.0) million, $79.9 million, $(174.3) million, $(94.1) million, $90.2 million, $(42.7) million, $364.4 million, $64.1 million, $103.9 million, $111.7 million, and $(487.2) million, respectively. If we experience poor financial results in the future, we may be unable to meet our payment obligations while attempting to expand our theatre circuit and withstand competitive pressures or adverse economic conditions.

General political, social and economic conditions can reduce our attendance.

Our success depends on general political, social and economic conditions and the willingness of consumers to spend money at movie theatres. If going to motion pictures becomes less popular or consumers spend less on food and beverage, which accounted for 30.5% of our revenues in calendar 2017, our operations could be adversely affected. In addition, our operations could be adversely affected if consumers’ discretionary income falls as a result of an economic downturn. Geopolitical events, including the threat of terrorism or cyber‑attacks, could cause people to avoid our theatres or other public places where large crowds are in attendance. In addition, due to our concentration in certain markets, natural disasters such as hurricanes or earthquakes in those markets could adversely affect our overall results of operations.

We depend on key personnel for our current and future performance.

Our current and future performance depends to a significant degree upon the retention of our senior management team and other key personnel. The loss or unavailability to us of any member of our senior management team or a key employee could have a material adverse effect on our business, financial condition and results of operations. We cannot give assurance that we would be able to locate or employ qualified replacements for senior management or key employees on acceptable terms.

Our controlling shareholder owns more than 80% of the combined voting power of our common stock and has significant influence over our corporate management and affairs.

Our Class B common stock has three votes per share, and our Class A common stock, which is the publicly traded stock, has one vote per share. As of December 31, 2017, Wanda owns 75,826,927 shares of Class B common stock, or 59.37% of our outstanding common stock, representing approximately 81.43% of the voting power of our outstanding common stock. As such, Wanda has significant influence over our reporting and corporate management and affairs, and, because of the three-to-one voting ratio between our Class B and Class A common stock, Wanda will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval (including election of directors and approval of significant corporate transactions, such as mergers) so long as the shares of Class B common stock owned by Wanda and its permitted transferees represent at least 30% of all outstanding shares of our Class A and Class B common stock. The shares of our Class B common stock automatically convert to shares of Class A common stock upon Wanda and its permitted transferees holding less than 30% of all outstanding shares of our Class A and Class B common stock.

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

The maximum amount we would be permitted to distribute in accordance with our Senior Secured Credit Facility and the indentures governing our notes was approximately $2.7 billion as of December 31, 2017. As a result of the foregoing limitations on our ability to make distributions, we cannot give assurance that we will be able to make all of our intended quarterly dividend payments.

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

Wanda holds shares of our Class B common stock, all of which constitute "restricted securities" under the Securities Act. The shares of our Class B common stock automatically convert to Class A common stock (1) if transferred to a person other than certain permitted transferees or (2) upon Wanda and its permitted transferees holding less than 30% of all outstanding shares of our Class A and Class B common stock. Provided the holders comply with the applicable volume limits and other conditions prescribed in Rule 144 under the Securities Act, all of these restricted securities are currently freely tradeable. Pursuant to a registration rights agreement dated December 23, 2013, we have agreed to use our best efforts to effect registered offerings upon request from Wanda and to grant incidental or "piggyback" registration rights with respect to any registrable securities held by Wanda. The obligation to effect any demand for registration by Wanda will be subject to certain conditions, including limitations on the number of demand registrations and limitations on the minimum value of securities to be registered. We have also agreed to use our best efforts to grant certain incidental or "piggyback" registration rights with respect to securities issued to certain current and former officers. The exercise of such registration rights by Wanda and/or the current and former officers may substantially increase the number of shares of Class A common stock in the public market and could reduce the market price of shares of our Class A common stock.

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

Provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as amended, as well as provisions of the Delaware General Corporation Law and the supermajority rights of our Class B common stockholder, could delay or make it more difficult to remove incumbent directors or for a third-party to acquire us, even if a takeover would benefit our stockholders. These provisions include:

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The following table sets forth the general character and ownership classification of our theatre circuit, excluding non-consolidated joint ventures and managed theatres, as of December 31, 2017:

Property Holding Classification	Theatres	Screens
Owned	68	579
Leased pursuant to ground leases	14	133
Leased pursuant to building leases	867	10,123
Total	949	10,835

Our theatre leases generally have initial terms ranging from 12 to 20 years, with options to extend the lease for up to 20 additional years. The leases typically require escalating minimum annual rent payments and additional rent payments based on a percentage of the leased theatre’s revenue above a base amount and require us to pay for property taxes, maintenance, insurance and certain other property-related expenses. In some instances, our escalating minimum annual rent payments are contingent upon increases in the consumer price index. In some cases, our rights as tenant are subject and subordinate to the mortgage loans of lenders to our lessors, so that if a mortgage were to be foreclosed, we could lose our lease. Historically, this has never occurred.

We lease our corporate headquarters in Leawood, Kansas. We believe our facilities are currently adequate for our operations.

Currently, the majority of the food and beverage, seating and other equipment required for each of our theatres are owned. The majority of our digital projection equipment is leased from DCIP.

All obligations under the Senior Secured Credit Facility, and the guarantees of those obligations (as well as cash management obligations), are secured by substantially all of AMC’s assets as well as those of each subsidiary guarantor.

Please refer to Narrative Description of Business under Part I, Item 1 of this Annual Report on Form 10-K for the geographic locations of our Theatrical Exhibition circuit as of December 31, 2017. See Note 3 – Property in the Notes to the Consolidated Financial Statements under Part II, Item 8 hereof.

Item 3.  Legal Proceedings.

The information required to be furnished by us under this Part I, Item 3 (Legal Proceedings) is incorporated by reference to the information contained in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 on this Annual Report on Form 10-K.

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

The following table sets forth the historical high and low sales prices per share of our Class A common stock as reported by the New York Stock Exchange for the calendar periods indicated:

	2017
	High	Low
First Quarter (January 1, 2017 - March 31, 2017)	$34.90	$29.10
Second Quarter (April 1, 2017 - June 30, 2017)	32.10	22.15
Third Quarter (July 1, 2017 - September 30, 2017)	23.60	12.05
Fourth Quarter (October 1, 2017 - December 31, 2017)	16.50	10.80

	2016
	High	Low
First Quarter (January 1, 2016 - March 31, 2016)	$29.92	$19.28
Second Quarter (April 1, 2016 - June 30, 2016)	30.31	25.75
Third Quarter (July 1, 2016 - September 30, 2016)	32.28	26.97
Fourth Quarter (October 1, 2016 - December 31, 2016)	35.65	30.40

Holders of Common Stock

On February 23, 2018, there were 38 stockholders of record of our Class A common Stock and one stockholder of record of our Class B common Stock.

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

During the year ended December 31, 2017, a former employee who held 27,197 shares, relinquished his put right, therefore the related share amount of $0.3 million was reclassified to additional paid-in capital, a component of stockholders’ equity. During the year ended December 31, 2016, a former employee who held 27,197 shares, relinquished his put right, therefore the related share amount of $0.2 million was reclassified to additional paid-in capital, a component of stockholders’ equity. During the year ended December 31, 2015, a former employee who held 5,939 shares, relinquished his put right, therefore the related share amount of $0.1 million was reclassified to additional paid-in capital, a component of stockholders’ equity.

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

The following is a summary of dividends and dividend equivalents declared to stockholders for the calendar periods indicated:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)(1)
February 14, 2017	March 13, 2017	March 27, 2017	$0.20	$26.2
April 27, 2017	June 5, 2017	June 19, 2017	0.20	26.5
August 3, 2017	September 11, 2017	September 25, 2017	0.20	26.5
October 27, 2017	December 4, 2017	December 18, 2017	0.20	25.9
February 25, 2016	March 7, 2016	March 21, 2016	0.20	19.8
April 27, 2016	June 6, 2016	June 20, 2016	0.20	19.8
July 25, 2016	September 6, 2016	September 19, 2016	0.20	19.8
November 3, 2016	December 5, 2016	December 19, 2016	0.20	20.7

(1)	Includes amounts related to restricted stock unit and performance stock unit awards that were not paid until such awards vested.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12. of Part III of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

None.

Issuer Purchase of Equity Securities

The following table provides information with respect to Common Stock purchases by the Company during the fourth fiscal quarter of 2017:

	Purchases of Equity Securities
				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be
			Part of Publicly	Purchased Under the
	Total Number of	Average Price Paid	Announced Plans or	Plans or Program (a)
Period	Shares Purchased	Per Share	Programs (a)	(in millions)
October 1, 2017 through October 31, 2017	826,905	$14.39	826,905	$71.6
November 1, 2017 through November 30, 2017	124,630	$13.02	124,630	$69.9
December 1, 2017 through December 31, 2017	1,176,021	$14.89	1,176,021	$52.5
Total	2,127,556		2,127,556

(a)

As announced on August 3, 2017, our Board of Directors authorized a share repurchase program for an aggregate purchase of up to $100.0 million of our common stock, excluding transaction costs. As of December 31, 2017, $52.5 million remained available for repurchase under this plan. A two-year time limit has been set for the completion of this program, expiring August 2, 2019.

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

The following stock performance graph compares, for the period December 18, 2013 through December 31, 2017, the cumulative total stockholder returns for AMC’s common stock, the Standard & Poor’s Corporation Composite 500 Index and a self-determined peer group consisting of Cinemark Holdings, Inc. (CNK) and Regal Entertainment Group (RGC). Measurement points are the last trading day for each month ended December 31, 2013 through December 31, 2017. The graph assumes that $100 was invested on December 18, 2013 in our common stock and in our peer group and on November 30, 2013 in the Standard & Poor’s Corporation Composite 500 Index and assumes reinvestment of any dividends.

The stock price performance below is not necessarily indicative of future stock price performance.

COMPARISON OF 4 YEAR CUMULATIVE TOTAL RETURN*

Among AMC Entertainment Holdings, Inc., the S&P 500 Index, and a Peer Group

*$100 invested on 12/18/13 in stock or 11/30/13 in index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/18/13	12/13	3/14	6/14	9/14	12/14	3/15	6/15	9/15
AMC	100.00	110.60	130.52	135.04	125.87	144.46	196.96	171.47	141.82
S&P 500	100.00	102.53	104.38	109.85	111.09	116.57	117.67	118.00	110.40
Peer Group	100.00	101.00	92.46	110.20	106.06	115.14	137.58	124.82	105.86

	12/15	3/16	6/16	9/16	12/16	3/17	6/17	9/17	12/17
AMC	136.21	160.10	159.01	180.23	196.23	184.64	134.71	88.34	92.04
S&P 500	118.18	119.77	122.71	127.44	132.31	140.34	144.67	151.16	161.20
Peer Group	109.09	120.13	124.55	128.62	127.11	145.20	129.92	115.00	130.18

Item 6.  Selected Financial Data.

	Year Ended
	December 31,
(In millions, except operating data)	2017	2016	2015	2014	2013
Statement of Operations Data:
Revenues:
Admissions	$3,229.5	$2,049.4	$1,892.0	$1,765.4	$1,847.3
Food and beverage	1,548.4	1,019.1	910.1	797.7	786.9
Other revenue	301.3	167.4	144.8	132.3	115.2
Total revenues	5,079.2	3,235.9	2,946.9	2,695.4	2,749.4
Operating Costs and Expenses:
Film exhibition costs	1,604.3	1,089.5	1,021.4	934.3	976.9
Food and beverage costs	252.1	142.2	128.6	112.0	107.3
Operating expense, excluding depreciation and amortization below	1,548.0	873.5	795.7	733.3	726.7
Rent	794.4	505.5	467.8	455.2	451.8
General and administrative:
Merger, acquisition and transactions costs(1)	63.0	47.9	3.4	1.2	2.9
Other, excluding depreciation and amortization below(2)	133.4	90.7	58.2	64.9	97.3
Depreciation and amortization	538.6	268.2	233.0	216.3	197.5
Impairment of long-lived assets	43.6	5.5	1.7	3.1	—
Operating costs and expenses	4,977.4	3,023.0	2,709.8	2,520.3	2,560.4
Operating income	101.8	212.9	237.1	175.1	189.0
Other expense (income)(3)	(1.7)	(0.4)	10.7	(8.3)	(1.4)
Interest expense:
Corporate borrowings	231.6	110.7	96.8	111.0	129.9
Capital and financing lease obligations	42.4	10.8	9.2	9.9	10.3
Equity in (earnings) losses of non-consolidated entities(4)	185.2	(47.7)	(37.1)	(26.6)	(47.4)
Investment expense (income)(5)	(22.6)	(10.2)	(6.1)	(8.2)	(2.1)
Earnings (loss) from continuing operations before income taxes	(333.1)	149.7	163.6	97.3	99.7
Income tax provision (benefit)(6)	154.1	38.0	59.7	33.5	(263.4)
Earnings (loss) from continuing operation	(487.2)	111.7	103.9	63.8	363.1
Gain (loss) from discontinued operations, net of income tax provision(7)	—	—	—	0.3	1.3
Net earnings (loss)	$(487.2)	$111.7	$103.9	$64.1	$364.4
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(3.80)	$1.13	$1.06	$0.65	$4.74
Gain (loss) from discontinued operations	—	—	—	0.01	0.02
Basic earnings (loss) per share	$(3.80)	$1.13	$1.06	$0.66	$4.76
Average shares outstanding (thousands) — Basic	128,246	98,838	97,963	97,506	76,527
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(3.80)	$1.13	$1.06	$0.65	$4.74
Gain (loss) from discontinued operations	—	—	—	0.01	0.02
Diluted earnings (loss) per share	$(3.80)	$1.13	$1.06	$0.66	$4.76
Average shares outstanding (thousands) — Diluted	128,246	98,872	98,029	97,700	76,527
Dividends declared per basic and diluted common share	$0.80	$0.80	$0.80	$0.60	$—

	Year Ended (1)(2)
	December 31,
(In millions, except operating data)	2017	2016	2015	2014	2013
Balance Sheet Data (at period end):
Cash and equivalents	$310.0	$207.1	$211.3	$218.2	$546.5
Corporate borrowings	4,235.3	3,761.0	1,912.9	1,782.4	2,076.9
Other long-term liabilities	903.8	706.6	462.6	419.7	370.9
Capital and financing lease obligations	651.4	675.4	101.9	109.3	116.2
Stockholder’s equity	2,112.4	2,009.7	1,538.7	1,512.7	1,507.5
Total assets	9,805.9	8,641.8	5,088.3	4,755.2	5,044.8
Other Data:
Net cash provided by operating activities	$558.7	$431.7	$467.5	$297.3	$357.3
Capital expenditures	(626.8)	(421.7)	(333.4)	(270.7)	(260.8)
Screen additions	96	17	23	29	12
Screen acquisitions	736	5,201	410	36	37
Screen dispositions	258	38	14	33	29
Construction openings (closures), net	37	(48)	60	(48)	(32)
Average screens—continuing operations(8)	10,675	5,592	4,933	4,871	4,859
Number of screens operated	11,169	10,558	5,426	4,947	4,963
Number of theatres operated	1,014	906	387	346	343
Screens per theatre	11.0	11.7	14.0	14.3	14.4
Attendance (in thousands)—continuing operations(8)	346,763	215,145	196,902	187,241	199,270

(1)

During the year ended December 31, 2017, merger, acquisition and transactions costs includes $22.6 million of expense for NCM common units surrendered as a part of the exclusivity waiver with NCM in connection with the Final Judgment by the DOJ. During the year ended December 31, 2016, merger, acquisition and transactions costs includes a $10.0 million management transaction bonus financed by a capital contribution from Wanda and related to the successful completion of the Odeon and Carmike acquisitions during 2016.

(2)

During the ended December 31, 2017, other general and administrative expense included and stock-based compensation expense of $5.7 million. During the year ended December 31, 2016, other general and administrative expense included a settlement of litigation of $7.0 million and stock-based compensation expense of $6.8 million. During the year ended December 31, 2015, other general and administrative expense included stock-based compensation expense of $10.5 million and a net periodic benefit credit of $18.1 million related to the termination of our post-retirement health benefit plan. During the year ended December 31, 2014, other general and administrative expense included stock-based compensation expense of $11.3 million. During the year ended December 31, 2013, other general and administrative expense included the management profit sharing plan expense of $11.3 million related to improvements in net earnings, an IPO stock award of $12.0 million to certain members of management, and early retirement and severance expense of $3.3 million.

(3)

During the year ended December 31, 2015, we recorded a loss on extinguishment related to the redemption of the Notes due 2020 of approximately $9.3 million and a loss on the modification of the Senior Secured Credit Facility of $1.4 million. During the year ended December 31, 2014, we redeemed our Notes due 2019 resulting in a net gain of $8.4 million.

(4)	We recorded non-consolidated entity impairment losses and losses on dispositions of our NCM ownership interests of approximately $230.7 million during the year ended December 31, 2017.

(5)

Investment expense (income) includes a gain on sale of Open Road of $17.2 million during the year ended December 31, 2017. Investment expense (income) includes a gain on sale of our shares in RealD, Inc. of $3.0 million during the year ended December 31, 2016 and an impairment loss of $1.4 million during the year ended December 31, 2013.

(6)

During the year ended December 31, 2017 we recorded the impact of the change in enacted Federal tax rates in our U.S. jurisdictions of $88.6 million and the impact of a full valuation allowance on our deferred income taxes in U.S. jurisdictions of $221.6 million, for an aggregate charge of approximately $310 million in the fourth quarter of 2017. The Company estimates that it will have no liability for deemed repatriation of foreign earnings. During the year ended December 31, 2016 we recorded a $19.2 million income tax benefit related to favorable resolutions of uncertain tax positions with authorities. During the year ended December 31, 2013 we reversed our recorded valuation allowance for deferred tax assets. We generated sufficient earnings in the U.S. federal and state tax jurisdictions where it had recorded valuation allowances to conclude that it did not need valuation allowances in these tax jurisdictions. This reversal is reflected as a non-cash income tax benefit recorded during the year ended December 31, 2013. See Note 9 – Income Taxes in the Notes to the Consolidated Financial Statements under Part II, Item 8 hereof.

(7)

Years ended December 31, 2014 and December 31, 2013, include gains and losses from discontinued operations related to seven theatres in Canada and one theatre in the UK that were sold or closed in the Transition Period. During the year ended December 31, 2013, we received $4.7 million for a sales price adjustment from the sale of theatres located in Canada. The gain from discontinued operations during the year ended December 31, 2013, was partially offset by income taxes, legal and professional fees, and contractual repairs and maintenance expenses.

(8)	Includes consolidated theatres only.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the consolidated audited financial statements of AMC Entertainment Holdings, Inc. (“AMC”) included elsewhere in this Form 10-K. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions relating to these statements.

Overview

AMC is the world’s largest theatrical exhibition companies and an industry leader in innovation and operational excellence. We operate theatres in 15 countries and are the market leader in nine of those. In the United States, AMC has the No. 1 or No. 2 market share in the top three markets, New York, Los Angeles and Chicago.

Our theatrical exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs® customer frequency membership program, rental of theatre auditoriums, income from gift card and exchange ticket sales, on-line ticketing fees and arcade games located in theatre lobbies. As of December 31, 2017, we owned, operated or had interests in 1,014 theatres and 11,169 screens.

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

During the 2017 calendar year, films licensed from our seven largest distributors based on revenues accounted for approximately 88% of our U.S. admissions revenues. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor’s films in any given year.

Our revenues are dependent upon the timing and popularity of film releases by distributors. The most marketable films have historically been released during the summer and the calendar year-end holiday seasons. Our results of operations may vary significantly from quarter to quarter and from year to year based on the timing and popularity of film releases.

AMC Movie Screens

During the year ended December 31, 2017, we opened 12 new theatres with a total of 96 screens, acquired 128 theatres with 736 screens, which includes the acquisition of Nordic, permanently closed 258 screens including theatre divestitures required as a condition of our acquisition of Carmike, temporarily closed 547 screens and reopened 584 screens to implement our strategy to install consumer experience upgrades. On March 28, 2017, we completed the acquisition of Nordic. As of December 31, 2017, Nordic operated or held a partial interest in 120 theatres with 693 screens (including 54 joint venture theatres with 227 screens) in seven European countries, which further complements our International markets segment.

As of December 31, 2017, we had 5,471 3D enabled screens, including 209 IMAX®, and 99 other Premium Large Format (“PLF”) screens; approximately 49% of our screens were 3D enabled screens, including IMAX® 3D enabled screens, and approximately 2% of our screens were IMAX® 3D enabled screens. The following table identifies the upgrades to our theatre circuit during the periods indicated:

	Number of	Number of
	Screens As of	Screens As of
Format	December 31, 2017	December 31, 2016
Digital	11,169	10,558
3D enabled	5,471	5,070
IMAX® (3D enabled)	209	196
Dolby CinemaTM at AMC	89	48
Other PLF (3D enabled)	99	82
Dine-in theatres	430	342
Premium seating	2,631	1,984

As of December 31, 2017, AMC is the largest IMAX® exhibitor in the U.S. with a 49% market share, and each of our IMAX® local installations is protected by geographic exclusivity. As of December 31, 2017, our IMAX® screen count is 100% greater than our closest competitor. We believe that we have had considerable success with our IMAX® partnership.

As of December 31, 2017, we have 89 fully operational Dolby Cinema™ at AMC screens in the U.S. In August 2016, we announced the acceleration of our Dolby Cinema™ at AMC deployment. We expect to have 160 Dolby Cinema™ at AMC screens operational by the end of 2018.

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

Recliner seating is the key feature of theatre renovations. We believe that maximizing comfort and convenience for our customers will be increasingly necessary to maintain and improve our relevance. These renovations, in conjunction with capital contributions from our landlords, involve stripping theatres to their basic structure in order to replace finishes throughout, upgrade the sight and sound experience, install modernized points of sale and, most importantly, replace traditional theatre seats with plush, electric recliners that allow customers to deploy a leg rest and fully recline at the push of a button. The renovation process typically involves losing up to two-thirds of a given auditorium’s seating capacity. For an industry historically focused on quantity, this reduction in seating capacity could be viewed as counter-intuitive and harmful to revenues. However, the quality improvement in the customer experience is driving a 33% increase in attendance at these locations in their first-year post renovation. Our customers have responded favorably to the significant personal space gains from ample row depths, ability to recline or stretch their legs, extra-wide pillowed chaise and oversized armrests. The reseated theatres attract more midweek audiences than normal theatres and tend to draw more adults who pay higher ticket prices than teens or young children. We typically do not change ticket prices in the first year after construction, however, in subsequent years we typically increase our ticket prices at our reseated theatres by amounts well in excess of price adjustments for our non-renovated theatres.

As of December 31, 2017, we now feature recliner seating in approximately 268 theatres, including Dine-in-Theatres, totaling approximately 2,631 screens. By the end of 2018, we expect to convert an additional 665 screens to recliner seating.

Open-source internet ticketing makes our AMC seats (over 1.2 million) in all our U.S. theatres and auditoriums for all our showtimes as available as possible, on as many websites as possible. This is a significant departure from the years prior to 2012, when tickets to any one of our theatres were only available on one website. Our tickets are currently on sale over the internet, directly or through mobile apps, at our own website and app and Fandango, Movietickets.com, and Atom Tickets. We believe increased online access is important because it captures customers’ purchase intent more immediately and directly than if we wait for their arrival at the theatre box office to make a purchase. Carefully monitoring internet pre-sales also lets us adjust capacity in real time, moving movies that are poised to over perform to larger capacity auditoriums or adding additional auditoriums, thereby maximizing yield.

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

As of December 31, 2017, we had 11.4 million active member households in the AMC Stubs® program. Our AMC Stubs® members represented approximately 26% of our attendance during 2017 with an average ticket price 8% lower than our non-members and food and beverage expenditures per patron 12% lower than non-members. We believe movie-goers want to be recognized and rewarded for attending our theatres and as a result, our new AMC Stubs® program is designed to strengthen guest loyalty, attract new guests and drive additional return visits. Our much larger database of identified movie-goers also provides us with additional insight into our customers’ movie preferences, and this enables us to have both a larger and a more targeted marketing effort to support our Hollywood studio partners.

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

The following table reflects AMC Stubs® activity for the year ended December 31, 2017:

			AMC Stubs Revenue for the Year Ended
			December 31, 2017
	Deferred			Food and		Other Theatre
	Membership	Deferred	Admissions	Beverage	Ticketing	Revenues
(In millions)	Fees	Rewards	Revenues	Revenues	Revenues	(Membership Fees)
Balance, December 31, 2016	$12.5	$23.3
Membership fees received	28.9	—	$—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	24.4	(24.4)	—	—	—
Food and beverage	—	40.7	—	(40.7)	—	—
Rewards redeemed:
Admissions	—	(24.6)	24.6	—	—	—
Food and beverage	—	(37.4)	—	37.4	—	—
Amortization of deferred revenue	(25.6)	—	3.0	6.0	3.0	13.4
For the period ended or balance as of December 31, 2017	$15.8	$26.4	$3.2	$2.7	$3.0	$13.4

The following table reflects AMC Stubs® activity for the year ended December 31, 2016:

			AMC Stubs Revenue for the Year Ended
			December 31, 2016
	Deferred			Food and		Other Theatre
	Membership	Deferred	Admissions	Beverage	Ticketing	Revenues
(In millions)	Fees	Rewards	Revenues	Revenues	Revenues	(Membership Fees)
Balance, December 31, 2015	$12.1	$17.0
Membership fees received	24.4	—	$—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	24.8	(24.8)	—	—	—
Food and beverage	—	30.0	—	(30.0)	—	—
Rewards redeemed:
Admissions	—	(21.9)	21.9	—	—	—
Food and beverage	—	(26.6)	—	26.6	—	—
Amortization of deferred revenue	(24.0)	—	1.3	2.6	1.3	18.8
For the period ended or balance as of December 31, 2016	$12.5	$23.3	$(1.6)	$(0.8)	$1.3	$18.8

The following table reflects AMC Stubs® activity for the year ended December 31, 2015:

			AMC Stubs Revenue for the Year Ended
			December 31, 2015
	Deferred			Food and	Other Theatre
	Membership	Deferred	Admissions	Beverage	Revenues
(In millions)	Fees	Rewards	Revenues	Revenues	(Membership Fees)
Balance, December 31, 2014	$11.4	$16.1
Membership fees received	25.1	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	18.4	(18.4)	—	—
Food and beverage	—	27.0	—	(27.0)	—
Rewards redeemed:
Admissions	—	(18.1)	18.1	—	—
Food and beverage	—	(26.4)	—	26.4	—
Amortization of deferred revenue	(24.4)	—	—	—	24.4
For the period ended or balance as of December 31, 2015	$12.1	$17.0	$(0.3)	$(0.6)	$24.4

Significant Events

Critical Accounting Policies – Income Taxes.  In the fourth quarter of calendar 2017, we recorded the impact of the change in the U.S. enacted federal income tax rate from 35% to 21% which reduced our deferred tax assets. During the fourth quarter and in connection with the preparation of our 2017 financial statements, we also determined that realization of our deferred tax assets in the U.S. tax jurisdictions was not more likely than not, primarily as a result of cumulative net losses recorded for three years and we recorded a full valuation allowance for our deferred tax assets in U.S. tax jurisdictions. As a result of the change in enacted tax rate and recording a full valuation allowance for our deferred tax assets in U.S. tax jurisdictions, we recorded a charge to income tax provision in the fourth quarter of approximately $310 million. See Note 9 – Income Taxes in the Notes to Consolidated Financial Statements under Part II, Item 8, hereof for further information.

Critical Accounting Policies – Impairments.  During the fourth quarter of 2017, we recorded impairment charges of $43.6 million on 12 theatres in the U.S. markets with 179 screens (in Illinois, Texas, Virginia, Michigan, Oklahoma, New York and Maryland).

Critical Accounting Policies – Goodwill.  We evaluate goodwill for impairment annually as of the beginning of the fourth fiscal quarter or more frequently as specific events or circumstances dictate. A decline in our common stock price and the resulting impact on market capitalization is one of several qualitative factors we consider when making this evaluation. Based on recent declines in the trading price of our Class A common stock, we performed an interim goodwill impairment test during the third quarter of 2017 and again as of December 31, 2017. We believe the decline in market capitalization was precipitated by poor box office performance during 2017 and other uncertainties affecting the outlook for performance by us and the industry. For further information see Note 4 – Goodwill and Intangible Assets in the Notes to the Consolidated Financial Statements in Item 8. hereof.

The following table sets forth the historical closing prices per share of our Class A common stock for the calendar periods indicated:

Closing
Date	Price Per Share
January 31, 2017	$33.75
February 28, 2017	31.35
March 31, 2017	31.45
April 28, 2017	30.30
May 31, 2017	22.50
June 30, 2017	22.75
July 31, 2017	20.40
August 31, 2017	13.40
September 29, 2017	14.70
October 31, 2017	13.90
November 30, 2017	14.25
December 31, 2017	15.10
January 31, 2018	12.80
February 28, 2018	15.00

As described in Note 1—The Company and Significant Accounting Policies in the Notes to the Consolidated Financial Statements in Item 8 hereof, we elected to early adopt the new accounting guidance, ASU 2017-04, that simplifies the test for goodwill impairment and ASU 2017-07, Business Combinations (Topic 805) –that clarifies the definition of a business. The impairment test for goodwill involves estimating the fair value of each reporting unit and comparing that value to its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, the difference is recorded as a goodwill impairment charge, not to exceed the total amount of goodwill allocated to that reporting unit.

We determined the fair value of our three reporting units (Domestic Theatres, Odeon Theatres and Nordic Theatres) by using an enterprise valuation methodology and an equally weighted combination of the income approach which utilizes discounted cash flows and the market approach which utilizes market comparable multiples of cash flows.  There was considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in estimating fair value, which are classified as Level 3 in the fair value hierarchy. The income approach provides an estimate of fair value by measuring estimated annual cash flows over a discrete projection period and applying a present value discount rate to the cash flows. The present value of the cash flows is then added to the present value equivalent of the residual value of the business to arrive at an estimated fair value of the reporting units. The residual value represents the present value of the projected cash flows beyond the discrete projection period. The discount rates were determined using a rate of return deemed appropriate for the risk of achieving the projected cash flows. The market approach used cash flow multiples based on a comparison of growth and profitability of the reporting units and publicly traded peer companies and a 25% control premium based on analysis of comparable transactions.

We have considered the potential for changes in the inputs utilized in the table below from our prior quantitative analysis as of September 30, 2017 to our qualitative analysis as of December 31, 2017. The tax reform enacted in December 2017 would affect our estimation of future cash flows and weighted average cost of capital. As an example, the weighted average cost of capital increases to 9.0% for our Domestic Theatres due to the change in tax rates because there is less of an interest deduction which increases our cost of debt and also causes our cost of equity to increase slightly as betas are relevered at the new tax rate. However, the higher discount rate would be applied to higher levels of cash flows in the income approach. Other than the change in tax rate for our Domestic Theatres, there were no changes to our weighted average cost of capital for our Domestic Theatres, Odeon Theatres or Nordic Theatres based on information as of December 31, 2017. We have also observed improvements to cash flow multiples utilized for the market approach for our Domestic Theatres which have increased from 7.5x to 8.0x, for our Odeon Theatres which have increased from 10.0x to 11.0x and our Nordic Theatres which have increased from 11.0x to 12.0x.

Key rates used in the income and market approach were as follow:

	Domestic	Odeon	Nordic
	Theatres	Theatres	Theatres
Description	December 31, 2017
Weighted average cost of capital/discount rate	8.5%	10.5%	9.5%
Long-term growth rate	2.5%	2.0%	2.0%
Control premium	25%	25%	25%
Selected cash flow multiple	7.5 x	10.0 x	11.0 x

The fair value of the Domestic Theatres, Odeon Theatres, and Nordic Theatres reporting units exceeded their carrying values by approximately 71.6%, 7.8%, and 6.4%, respectively. Accordingly, there was no goodwill impairment recorded as of December 31, 2017.

Prior to completing the goodwill impairment test, we tested the recoverability of long-lived assets and indefinite-lived intangible assets, and we recorded an impairment charge of $43.6 million during the year ended December 31, 2017 related to Property, net.

While the fair values of our reporting units exceed the carrying values at the present time, the performance of the reporting units may require continued improvement in future periods to sustain their carrying values. A further decline in the trading price of our Class A common stock and/or small changes in certain key input assumptions could have a significant impact on estimated fair value, and therefore, a future impairment could result for a portion of the goodwill, long-lived assets or intangible assets. For illustrative purposes, the following table presents the percentages at which estimated fair value exceeds (less than) the carrying value assuming hypothetical changes in key assumptions for the income approach and market approach:

			% Fair Value	Increase In	Decrease in	Decrease in	Decrease in
	Carrying	Estimated Fair	Exceeds	WACC	Growth Rate	Control Premium	Multiple
	Value	Value	Carrying Value	0.50%	0.50%	5.00%	0.5 x
Domestic Theatres	$655.4	$1,124.7	71.6%	45.4%	49.0%	68.2%	50.5%
Odeon Theatres	731.3	788.1	7.8%	0.4%	2.8%	5.5%	-13.1%
Nordic Theatres	725.7	772.3	6.4%	2.1%	3.5%	-8.6%	3.9%
Total	$2,112.4	$2,685.1	27.1%

If the market price of our common stock further declines from current levels, or if other events or circumstances change that would more likely than not reduce the fair value of our reporting units below their respective carrying value, all or a portion of our goodwill may be impaired in future periods. Examples of such adverse events or circumstances that could change include (i) an adverse change in macroeconomic conditions; (ii) increased cost factors that have a negative effect on our earnings and cash flows; (iii) negative or overall declining financial performance compared with our actual and projected results of relevant prior periods; and (iv) a sustained decrease in our share price. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

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

Sale Leaseback Transaction.  On September 14, 2017, we completed the sale and leaseback of the real estate assets associated with seven theatres for proceeds net of closing costs of $128.4 million. The gain on sale of $78.2 million has been deferred and will be amortized over the remaining lease term. On December 18, 2017, we completed the sale leaseback of the real estate assets of one theatre for net proceeds of $7.8 million resulting in a loss from the sale of $0.4 million.

Financing Activities.  In 2017 we amended our Senior Secured Credit Agreement to reduce margins and increase the revolving loan commitment. We also incurred additional indebtedness in connection with our acquisitions. See “Liquidity and Capital Resources” below and Note 7 – Corporate Borrowings and Capital and Financing Obligations to our Consolidated Financial Statements in Item 8 of Part II hereof for additional information.

Nordic Cinema Group Holding AB.  On March 28, 2017, we completed the acquisition of Nordic for cash. The purchase price for Nordic was SEK 5,756 million ($654.9 million), which includes payment of interest on the equity value and repayment of shareholder loans.  We also assumed indebtedness of Nordic of SEK 1,269 million ($144.4 million) and indebtedness of approximately €156 million ($169.5 million) as of March 28, 2017, which was refinanced subsequent to the acquisition. The Company also assumed approximately SEK 13.5 million ($1.6 million) and approximately €1.0 million ($1.1 million) of interest rate swaps related to the indebtedness which were repaid following the acquisition. All amounts have been converted into US Dollar amounts assuming an SEK/USD exchange rate of 0.11378 and an EUR/USD exchange rate of 1.0865, which were the exchange rates on March 27, 2017. Nordic operated 71 theatres, 467 screens, and approximately 67,000 seats in nearly 50 large and medium-sized cities in the Nordic and Baltic nations, and holds a substantial minority investment in another 51 associated theatres with 216 screens, to which Nordic provides a variety of shared services. Nordic is the largest theatre operator in Scandinavia and the Nordic and Baltic Regions of Europe.

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

NCM Agreement.  On March 9, 2017, we reached an agreement with NCM to implement the requirements of the Final Judgment entered in connection with the DOJ approval of the Carmike transaction. See Item 1. Business in this Annual Report on Form 10-K for additional information. In connection therewith, we recorded a loss of $1.2 million on the return of NCM LLC common units as per the Common Unit Adjustment Agreement and exclusivity waiver for the difference between the average carrying value of the units and the fair value on the date of return. We also agreed to reimburse NCM up to $1.0 million for expenses related to the negotiation of this agreement. We recorded in the line item, Equity in (earnings) loss of non-consolidated entities, an other-than-temporary impairment charge of $204.5 million in the year ending December 31, 2017, to reduce the carrying value of our equity interests in NCM, Inc. common shares and NCM, LLC common units to Level 1 fair value as of June 30, 2017. The other-than-temporary impairment charge reflects recording our units and shares at the publicly quoted per share price on June 30, 2017, of $7.42 based on our determination that the decline in the price per share during the respective quarter was other than temporary. Our equity interests in common shares and common units had been in an unrealized loss position for approximately three months at June 30, 2017. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment. Consideration was given to financial condition and near-term prospects of the issuer and ability to retain the equity interests in the issuers for a period of time sufficient to allow for any anticipated recovery in market value.

Sale of NCM Shares.  On September 18, 2017, we entered into an agreement to sell 12,000,000 common shares in NCM, Inc. for approximately $73.1 million, representing a price per share of $6.09. The sale was completed on September 20, 2017 and we recognized a loss on sale of approximately $17.4 million including transaction costs on the sale of the shares. On September 29, 2017, we sold an additional 2,800,000 common shares of NCM, Inc. for approximately $18.2 million representing a price per share of $6.49, we recognized a loss on sale of approximately $3.1 million including transaction costs on the sale of the shares.

On December 31, 2017 we reclassified 11,667,087 NCM common units to held for sale which reflected the number of NCM common units that we must dispose of during calendar 2018 in order to comply with the Final Judgment. The carrying value of the NCM common units held for sale were recorded at fair value of $80.0 million based on a December 31, 2017 closing price of $6.86 per share resulting in an additional impairment charge of $3.5 million to Equity in (earnings) loss in the fourth quarter of 2017. The carrying value of our remaining 11,725,543 NCM common units classified as long-term exceeded the fair value by approximately $7.5 million based on a December 31, 2017 closing price of $6.86 per share. Our 11,667,087 NCM common units held for sale will be recorded at the lower of carrying value or fair value each quarter during 2018. Should the market value of our investment in NCM classified as held for sale decline below our carrying value of $6.86 per share or our investment in NCM classified as long-term further decline below our carrying value of $7.50 per share, additional impairment will be warranted on the common units held for sale and additional impairment may be warranted on the remaining 11,725,543 common units of NCM LLC classified as long-term. We believe the decline in fair value as of December 31, 2017 is temporary, given the short period of duration of the decline (2 quarters) and the severity of the decline (8.5% below carrying value). We also have observed quoted market prices of NCM, Inc. common shares during February 2018 in excess of our carrying value per share.

Carmike Cinemas, Inc.  In December 2016, we completed the acquisition of Carmike for cash and stock. The purchase price for Carmike was $858.2 million comprised of cash of $584.3 million and 8,189,808 shares of our Class A common stock with a fair value of $273.9 million (based on a closing share price of $33.45 per share on December 20, 2016). We also assumed $230.0 million aggregate principal amount of 6.00% Senior Secured Notes due June 15, 2023 (the “Senior Secured Notes due 2023”), in connection with the acquisition of Carmike. As of December 21, 2016, Carmike operated 271 theatres with 2,923 screens in small and mid-sized markets in 41 states, which further complements our U.S. markets segment. We expect to realize approximately $35.0 million of synergies and cost savings related to this acquisition as a result of purchasing and procurement economies of scale and general and administrative expense savings, particularly with respect to the consolidation of corporate related functions and elimination of redundancies.

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

RealD Inc.  We sold all of our 1,222,780 shares of common stock in RealD Inc. during the year ended

December 31, 2016 and recognized a gain on sale of $3.0 million.

Dreamscape and Central Services Studios.  During 2017, we invested $5.0 million in Dreamscape and $5.0 million in Central Services Studios as a part of our virtual reality technologies strategy. During January 2018, we invested an additional $5.0 million in Dreamscape and an additional $5.0 million in Central Services Studios. We do not have significant influence over these entities and will follow the cost method of accounting.

Postretirement Medical Plan Termination. On January 12, 2015, the Compensation Committee and the Board of Directors of Holdings, adopted resolutions to terminate the AMC Postretirement Medical Plan with an effective date of March 31, 2015. During the quarter ended March 31, 2015, we notified eligible associates that their retiree medical coverage under the plan would terminate after March 31, 2015. Payments to eligible associates were approximately $4.3 million during the year ended December 31, 2015. We recorded net periodic benefit credits of $18.1 million, including curtailment gains, settlement gains, amortization of unrecognized prior service credits and amortization of actuarial gains recorded in accumulated other comprehensive income related to the termination and settlement of the plan during the year ended December 31, 2015.

NCM. On May 5, 2014, NCM, Inc., the sole manager of NCM LLC, announced that it had entered into a merger agreement to acquire Screenvision, LLC for $375.0 million, consisting of cash and NCM, Inc. common stock. Consummation of the transaction was subject to regulatory approvals and other customary closing conditions. On November 3, 2014, the United States Department of Justice filed an antitrust lawsuit seeking to enjoin the transaction. On March 16, 2015, NCM, Inc. and Screenvision, LLC decided to terminate the merger agreement. The termination of the merger agreement was effective upon NCM, Inc.’s payment of a $26.8 million termination payment. The estimated legal and other transaction expenses were approximately $15.0 million. NCM LLC, of which AMC was an approximate 15.05% owner at March 31, 2015, had agreed to indemnify NCM, Inc. and bear a pro rata portion of the termination fee and other transaction expenses. Accordingly, we recorded expense of approximately $6.3 million in equity in earnings of non-consolidated entities associated with these transaction expenses recorded by NCM LLC during the year ended December 31, 2015. Refer to Item 1. Business in this Annual Report on Form 10-K, for discussion of required divestitures of our interest in NCM.

Dividends.  The following is a summary of dividends and dividend equivalents declared to stockholders:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 14, 2017	March 13, 2017	March 27, 2017	$0.20	$26.2
April 27, 2017	June 5, 2017	June 19, 2017	0.20	26.5
August 3, 2017	September 11, 2017	September 25, 2017	0.20	26.5
October 27, 2017	December 4, 2017	December 18, 2017	0.20	25.9
February 25, 2016	March 7, 2016	March 21, 2016	0.20	19.8
April 27, 2016	June 6, 2016	June 20, 2016	0.20	19.8
July 25, 2016	September 6, 2016	September 19, 2016	0.20	19.8
November 3, 2016	December 5, 2016	December 19, 2016	0.20	20.7

During the years ended December 31, 2017, December 31, 2016 and December 31, 2015, we paid dividends and dividend equivalents of $104.6 million, $79.6 million and $78.6 million, respectively. At December 31, 2017, December 31, 2016 and December 31, 2015, we accrued $1.1 million, $0.5 million and $0.2 million, respectively, for the remaining unpaid dividends.

On February 28, 2018, we declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on March 26, 2018 to stockholders of record on March 12, 2018.

Stock Repurchases.  On August 3, 2017, we announced that our Board of Directors had approved a $100.0 million share repurchase program to repurchase our Class A common stock over a two-year period.

Repurchases may be made at management's discretion from time to time through open-market transactions including block purchases, through privately negotiated transactions, or otherwise until mid-August 2019 in accordance with all applicable securities laws and regulations. The extent to which AMC repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements, and other corporate considerations, as determined by AMC’s management team. Repurchases may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when our management might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate us to repurchase any minimum dollar amount or number of shares and may be suspended for periods or discontinued at any time. During the year ended December 31, 2017 we repurchased 3,195,856 shares of Class A common stock at a cost of $47.5 million.

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

Impairments.  We evaluate goodwill and other indefinite-lived intangible assets for impairment annually or more frequently as specific events or circumstances dictate. We have invested material amounts of capital in goodwill and other intangible assets in addition to other long-lived assets. We operate in a very competitive business environment and our revenues are highly dependent on movie content supplied by film producers. In addition, it is common for us to closely monitor certain locations where operating performance may not meet our expectations.

We review long-lived assets, including definite-lived intangibles, investments in non-consolidated equity method investees, marketable equity securities and internal use software for impairment when events or changes in circumstances indicate that the carrying amount of the asset group may not be fully recoverable. We identify impairments related to internal use software when management determines that the remaining carrying value of the software will not be realized through future use. We review internal management reports on a quarterly basis as well as monitor current and potential future competition in the markets where we operate for indicators of triggering events or circumstances that indicate potential impairment of individual theatre assets. We evaluate theatres using historical and projected data of theatre level cash flow as our primary indicator of potential impairment and consider the seasonality of our business when making these evaluations. Under these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset group, an impairment loss is recognized in the amount by which the carrying value of the asset group exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date for the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period unless it is probable existing renewal options will be exercised and may be less than the remaining lease period when we do not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows.

We have recorded impairment charges primarily related to long-lived assets of $43.6 million, $5.5 million, and $1.7 million during the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively. There are a number of estimates and significant judgments that are made by management in performing these impairment evaluations. Such judgments and estimates include estimates of future revenues, cash flows, capital expenditures, and the cost of capital, among others. We believe we have used reasonable and appropriate business judgments. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy. These estimates determine whether impairments have been incurred, and quantify the amount of any related impairment charge. Given the nature of our business and our recent history, future impairments are possible and they may be material, based upon business conditions that are constantly changing and the competitive business environment in which we operate.

Our recorded goodwill was $4,931.7 million and $3,933.0 million as of December 31, 2017 and December 31, 2016, respectively. We evaluate goodwill and our indefinite-lived trademarks for impairment annually during our fourth fiscal quarter and any time an event occurs or circumstances change that would more likely than not reduce the fair value for a reporting unit below its carrying amount. Our goodwill is recorded in our Domestic Theatres, Odeon Theatres, and Nordic Theatres reporting units. Goodwill recorded at Odeon Theatres and Nordic Theatres arose in connection with the Odeon acquisition on November 30, 2016 and the Nordic acquisition on March 28, 2017.

We performed an interim impairment analysis during the third quarter of 2017 and reached a determination that there was no goodwill or trademark and tradename impairment. We performed our annual impairment analysis during the fourth quarter of calendar 2017, and reached a determination that there was no goodwill or trademark and trade name impairment. We early adopted the provisions of Accounting Standards Update (“ASU”) 2017-04 “Simplifying the test for Goodwill Impairment” as of the third quarter of 2017 on a prospective basis. During the third quarter of calendar 2017 and the fourth quarter of calendar 2017, we performed an impairment test for goodwill and determined that the fair value of our reporting units were greater than their respective carrying values and therefore no impairment charges were recorded. During the fourth quarter calendar 2016 and 2017, we assessed qualitative factors and reached a determination that it is not more likely than not that the fair value of our reporting units are less than their respective carrying values, and therefore, no impairment charge was incurred. The adoption of ASU 2017-04 was preferable because it simplifies how we are required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test.

Income and operating taxes. Income and operating taxes are inherently difficult to estimate and record. This is due to the complex nature of the U.S. and International tax codes and also because our returns are routinely subject to examination by government tax authorities, including federal, state and local officials. Most of these examinations take place a few years after we have filed our tax returns. Our tax audits in many instances raise questions regarding our tax filing positions, the timing and amount of deductions claimed and the allocation of income among various tax jurisdictions. At December 31, 2017, our federal income tax loss carry forward of approximately $443.9 million, which will begin to expire in 2018, our state income tax loss carryforwards of $404.0 million, which may be used over various periods ranging from 1 to 20 years, and our foreign income tax loss carryforwards of $638.6 million, which all but $12.9 million can be used indefinitely, requires us to estimate the amount of carry forward losses that we can reasonably be expected to realize. During the fourth quarter of calendar 2017, we recorded the impact of the change in the U.S. enacted federal income tax rate from 35% to 21% which reduced our deferred tax assets. During the fourth quarter, we also determined that realization of our deferred tax assets in the U.S. tax jurisdictions was not more likely than not, primarily as a result of cumulative net losses recorded for three years and we recorded a full valuation allowance for our deferred tax assets. As a result of the change in enacted tax rate and recording a full valuation allowance for our deferred tax assets, we recorded a charge to income tax provision in the fourth quarter of approximately $310 million. Future changes in conditions and in the tax code may change these strategies and thus change the amount of carry forward losses that we expect to realize and the amount of valuation allowances we have recorded. Accordingly future reported results could be materially impacted by changes in tax matters, positions, rules and estimates and these changes could be material.

Acquisitions.    We account for our acquisitions of theatrical exhibition businesses using the purchase method. The purchase method requires that we estimate the fair value of the individual assets and liabilities acquired as well as various forms of consideration given including cash and common stock. We have obtained preliminary independent third-party valuation studies for certain of the assets and liabilities acquired to assist us in determining fair value. The estimation of the fair value of the assets and liabilities acquired including deferred tax assets and liabilities related to such amounts and consideration given involves a number of judgments and estimates that could differ materially from the actual amounts. In many cases estimates of fair values for assets and liabilities are based upon projected revenues or other future amounts and discount rates that are consistent with our weighted average cost of capital and implied internal rate of return used to determine the purchase price.

We completed the Nordic acquisition on March 28, 2017, Odeon acquisition on November 30, 2016 and the Carmike Acquisition on December 21, 2016. The acquisitions were treated as purchases in accordance with ASC Topic 805-Business Combinations for an estimated purchase price of $654.9 million, $637.1 million and $858.2 million, respectively. Consideration was provided through the issuance of 4,535,466 common shares for Odeon and 8,189,808 common shares for Carmike and were valued based on our closing share price on November 29, 2016, of $34.55 for Odeon ($156.7 million) and our closing share price on December 20, 2016 of $33.45 for Carmike ($273.9 million). Cash consideration paid for Nordic was $654.9 million, for Odeon was $480.3 million and $584.3 million for Carmike. We repaid indebtedness of Nordic of approximately $313.9 million as of closing and repaid indebtedness of Odeon of approximately $593.2 million as of closing. We also assumed $230.0 million par value of Carmike’s 6% Senior Secured Notes due 2023 and recorded the debt at an estimated fair value of $242.1 million. The results of operations for Nordic, Odeon and Carmike have been included in our consolidated results of operations from the respective acquisition dates through December 31, 2017.

Gift card and exchange ticket income.  As noted in our significant accounting policies for revenue, we defer 100% of these items and recognize these amounts as they are redeemed by customers or as income related to non-redeemed amounts is recognized. A vast majority of gift cards are used or partially used. However, a portion of the gift cards and exchange tickets we sell to our customers are not redeemed and not used in whole or in part. We are required to estimate income related to non-redeemed and partially redeemed cards and do so based upon our historical redemption patterns. Our history indicates that if a card or exchange ticket is not used for 18 months or longer, its likelihood of being used past this 18-month period is remote. We recognize income for non-redeemed or partially redeemed gift cards using the Proportional Method, pursuant to which we apply a non-redemption rate for our five gift card sales channels which range from 15% to 21% of our current month sales, and we recognize that total amount of income for that current month’s sales as income over the next 24 months in proportion to the pattern of actual redemptions. We have determined our non-redemption rates and redemption patterns using data accumulated over ten years on a company-wide basis. Income for non-redeemed exchange tickets continues to be recognized as the redemption of these items is determined to be remote, that is if a ticket has not been used within 18 months after being purchased. During the years ended December 31, 2017, December 31, 2016 and December 31, 2015, we recognized $28.9 million, $22.9 million, and $22.9 million of income, respectively, related to the derecognition of gift card liabilities, which was recorded in other theatre revenues in the Consolidated Statements of Operations. During the years ended December 31, 2017, December 31, 2016 and December 31, 2015, we recognized $11.9 million, $13.6 million and $12.1 million of income, respectively, related to the derecognition of exchange ticket liabilities, which was recorded in other theatre revenues in the Consolidated Statements of Operations.

Operating Results

The following table sets forth our revenues, operating costs and expenses attributable to our theatrical exhibition operations. Reference is made to Note 15 – Operating Segments to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information therein:

	Year Ended
(In millions)	December 31, 2017	December 31, 2016	December 31, 2015
Revenues
Admissions	$3,229.5	$2,049.4	$1,892.0
Food and beverage	1,548.4	1,019.1	910.1
Other theatre	301.3	167.4	144.8
Total revenues	5,079.2	3,235.9	2,946.9
Operating Costs and Expenses
Film exhibition costs	1,604.3	1,089.5	1,021.4
Food and beverage costs	252.1	142.2	128.6
Operating expense, excluding depreciation and amortization below	1,548.0	873.5	795.7
Rent	794.4	505.5	467.8
General and administrative expense:
Merger, acquisition and transaction costs	63.0	47.9	3.4
Other, excluding depreciation and amortization below	133.4	90.7	58.2
Depreciation and amortization	538.6	268.2	233.0
Impairment of long-lived assets	43.6	5.5	1.7
Operating costs and expenses	4,977.4	3,023.0	2,709.8
Operating income (loss)	101.8	212.9	237.1
Other expense (income):
Other (income) expense	(1.7)	(0.4)	10.7
Interest expense:	—
Corporate borrowings	231.6	110.7	96.8
Capital and financing lease obligations	42.4	10.8	9.2
Equity in (earnings) loss of non-consolidated entities (1)	185.2	(47.7)	(37.1)
Investment (income) expense	(22.6)	(10.2)	(6.1)
Total other (income) expense	434.9	63.2	73.5
Earnings (loss) before income taxes	(333.1)	149.7	163.6
Income tax provision	154.1	38.0	59.7
Net earnings (loss)	$(487.2)	$111.7	$103.9

	Year Ended
Operating Data:	December 31, 2017	December 31, 2016	December 31, 2015
Screen additions	96	17	23
Screen acquisitions	736	5,201	410
Screen dispositions	258	38	14
Construction openings (closures), net	37	(48)	60
Average screens (1)	10,675	5,592	4,933
Number of screens operated	11,169	10,558	5,426
Number of theatres operated	1,014	906	387
Screens per theatre	11.0	11.7	14.0
Attendance (in thousands) (1)	346,763	215,145	196,902

(1)Includes consolidated theatres only.

Segment Operating Results

	U.S. Markets			International Markets			Consolidated
	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
(In millions)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Revenues
Admissions	$2,330.9	$1,972.7	$1,887.6	$898.6	$76.7	$4.4	$3,229.5	$2,049.4	$1,892.0
Food and beverage	1,220.1	991.1	908.2	328.3	28.0	1.9	1,548.4	1,019.1	910.1
Other theatre	172.5	153.2	144.3	128.8	14.2	0.5	301.3	167.4	144.8
Total revenues	3,723.5	3,117.0	2,940.1	1,355.7	118.9	6.8	5,079.2	3,235.9	2,946.9
Operating Costs and Expenses
Film exhibition costs	1,224.7	1,055.7	1,019.3	379.6	33.8	2.1	1,604.3	1,089.5	1,021.4
Food and beverage costs	176.6	135.7	128.2	75.5	6.5	0.4	252.1	142.2	128.6
Operating expense, excluding depreciation and amortization below	1,100.6	837.8	792.0	447.4	35.7	3.7	1,548.0	873.5	795.7
Rent	594.0	493.9	465.8	200.4	11.6	2.0	794.4	505.5	467.8
General and administrative expense:
Merger, acquisition and transaction costs	58.3	47.1	3.4	4.7	0.8	—	63.0	47.9	3.4
Other, excluding depreciation and amortization below	84.8	86.8	58.2	48.6	3.9	—	133.4	90.7	58.2
Depreciation and amortization	404.2	256.1	232.9	134.4	12.1	0.1	538.6	268.2	233.0
Impairment of long-lived assets	43.6	5.5	1.7	—	—	—	43.6	5.5	1.7
Operating costs and expenses	3,686.8	2,918.6	2,701.5	1,290.6	104.4	8.3	4,977.4	3,023.0	2,709.8
Operating income (loss)	36.7	198.4	238.6	65.1	14.5	(1.5)	101.8	212.9	237.1
Other expense (income):
Other (income) expense	(2.0)	(0.4)	10.7	0.3	—	—	(1.7)	(0.4)	10.7
Interest expense:
Corporate borrowings	230.3	110.7	96.8	1.3	—	—	231.6	110.7	96.8
Capital and financing lease obligations	20.0	8.9	9.2	22.4	1.9	—	42.4	10.8	9.2
Equity in (earnings) loss of non-consolidated entities	187.9	(47.2)	(37.1)	(2.7)	(0.5)	—	185.2	(47.7)	(37.1)
Investment (income) expense	(23.1)	(10.2)	(6.1)	0.5	—	—	(22.6)	(10.2)	(6.1)
Total other expense	413.1	61.8	73.5	21.8	1.4	—	434.9	63.2	73.5
Earnings (loss) before income taxes	(376.4)	136.6	165.1	43.3	13.1	(1.5)	(333.1)	149.7	163.6
Income tax provision (benefit)	154.3	40.5	59.7	(0.2)	(2.5)	—	154.1	38.0	59.7
Net earnings (loss)	$(530.7)	$96.1	$105.4	$43.5	$15.6	$(1.5)	$(487.2)	$111.7	$103.9

	U.S. Markets			International Markets			Consolidated
	Year Ended			Year Ended			Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Operating Data:
Screen additions	51	16	23	45	1	—	96	17	23
Screen acquisitions	53	2,958	410	683	2,243	—	736	5,201	410
Screen dispositions	218	38	14	40	—	—	258	38	14
Construction openings (closures), net	45	(48)	60	(8)	—	—	37	(48)	60
Average screens(1)	8,084	5,350	4,917	2,591	242	16	10,675	5,592	4,933
Number of screens operated	8,224	8,293	5,410	2,945	2,265	16	11,169	10,558	5,426
Number of theatres operated	649	660	386	365	246	1	1,014	906	387
Screens per theatre	12.7	12.6	14.0	8.1	9.2	16.0	11.0	11.7	14.0
Attendance (in thousands)(1)	240,974	205,611	196,324	105,789	9,534	578	346,763	215,145	196,902

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

	Year Ended
Adjusted EBITDA (In millions)	December 31, 2017	December 31, 2016	December 31, 2015
U.S. markets	$610.0	$573.6	$536.8
International markets	212.5	28.4	(0.4)
Total Adjusted EBITDA	$822.5	$602.0	$536.4

	Year Ended
(In millions)	December 31, 2017	December 31, 2016	December 31, 2015
Net earnings (loss)	$(487.2)	$111.7	$103.9
Plus:
Income tax provision	154.1	38.0	59.7
Interest expense	274.0	121.5	106.0
Depreciation and amortization	538.6	268.2	233.0
Impairment of long-lived assets	43.6	5.5	1.7
Certain operating expenses (1)	20.6	20.2	16.7
Equity in (earnings) loss of non-consolidated entities (2)	185.2	(47.7)	(37.1)
Cash distributions from non-consolidated entities (3)	45.4	40.1	34.0
Attributable EBITDA (4)	3.4	—	—
Investment income	(22.6)	(10.2)	(6.1)
Other expense (income) (5)	(1.3)	—	10.7
General and administrative expense—unallocated:
Merger, acquisition and transaction costs (6)	63.0	47.9	3.4
Stock-based compensation expense (7)	5.7	6.8	10.5
Adjusted EBITDA	$822.5	$602.0	$536.4

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

(2)

Equity in (earnings) loss of non-consolidated entities includes an other-than-temporary impairment charge of $208.0 million to reduce the carrying value of our investment in NCM to Level 1 fair value during the year ended December 31, 2017. An other-than-temporary impairment charge of $204.5 million was recorded on our units and shares at the publicly quoted per share price on June 30, 2017, of $7.42 and an other-than-temporary impairment charge of $3.5 million was recorded on our units and shares at the publicly quoted per share price on December 31, 2017 of $6.86, based on our determination that the decline in the price per share during the respective quarters was other than temporary. Equity in (earnings) loss of non-consolidated entities includes loss on the sale of a portion of our investment in NCM of $22.2 million during the year ended December 31, 2017.

(3)

Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. We believe including cash distributions is an appropriate reflection of the contribution of these investments to our operations.

(4)

Attributable EBITDA includes the EBITDA from minority equity investments in theatre operators in certain international markets. See below for a reconciliation of our equity earnings of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where we hold a significant market share, we believe attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. We also provide services to these theatre operators including information technology systems, certain on-screen advertising services and our gift card and package ticket program. As these investments relate only to our

Nordic acquisition, the second quarter of 2017 represents the first time we have made this adjustment and does not impact prior historical presentations of Adjusted EBITDA.

	Year Ended
(In millions)	December 31, 2017	December 31, 2016	December 31, 2015
Equity in (earnings) loss of non-consolidated entities	$185.2	$(47.7)	$(37.1)
Less:
Equity in (earnings) loss of non-consolidated entities excluding international theatre JV's	187.0	(47.7)	(37.1)
Equity in (earnings) loss of International theatre JV's	1.8	—	—
Depreciation and amortization	1.6	—	—
Attributable EBITDA	$3.4	$—	$—

(5)

Other income for the year ended December 31, 2017 includes $3.0 million financing related foreign currency transaction gains, partially offset by $1.3 million in fees relating to third-party fees related to the Third Amendment to our Senior Secured Credit Agreement, and a $0.4 million loss on the redemption of the Bridge Loan Facility. During the year ended December 31, 2015, we recorded a loss on extinguishment related to the redemption of the Notes due 2022 of approximately $9.3 million and the loss on the modification of the Senior Secured Credit Facility of $1.4 million.

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

Segment Information

Our historical results of operation for the years ended December 31, 2017, December 31, 2016, and December 31, 2015 reflect the results of operations for our two Theatrical Exhibition reportable segments, U.S. markets and International markets.

Prior to the acquisition of Odeon on November 30, 2016, we reported one operating segment, Theatrical Exhibition. Our results of operations for the year ended December 31, 2017 include the acquisition of Nordic on

March 28, 2017 included in our International markets segment. Our historical results of operations for the year ended December 31, 2015 included one theatre in the U.K. which is now reported as part of our International markets reportable segment effective with the Odeon acquisition on November 30, 2016.

Results of Operations—For the Years Ended December 31, 2017 and December 31, 2016

Consolidated Results of Operations

Revenues.  Total revenues increased 57.0% or $1,843.3 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. Admissions revenues increased 57.6%, or $1,180.1 million during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to a 61.2% increase in attendance partially offset by a 2.2% decrease in average ticket price. The increase in attendance was primarily due to the acquisition of Odeon in November 2016, the acquisition of Carmike in December 2016 and the acquisition of Nordic in March 2017. The decrease in average ticket price was primarily due to the acquisition of Odeon where the average ticket price in their markets is lower than in our U.S. markets. Total admissions revenues were increased (decreased) by rewards redeemed, net of deferrals of $3.2 million and $(1.6) million during the years ended December 31, 2017 and December 31, 2016, respectively. The rewards accumulated under AMC Stubs® are deferred and recognized in future periods upon redemption or expiration of customer rewards.

Food and beverage revenues increased 51.9%, or $529.3 million, during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to the increase in attendance due to the acquisitions, partially offset by a 5.7% decrease in food and beverage revenues per patron. The decrease in food and beverage revenues per patron was primarily due to the acquisitions of Odeon and Nordic where food and beverage revenues per patron in International markets is much lower than in our U.S. markets. Total food and beverage revenues were increased (decreased) by rewards redeemed, net of deferrals, of $2.7 million and $(0.8) million during the years ended December 31, 2017 and December 31, 2016, respectively.

Total other theatre revenues increased 80.0%, or $133.9 million during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to increases from the Odeon, Carmike, and Nordic acquisitions.

Operating costs and expenses.  Operating costs and expenses increased 64.7%, or $1,954.4 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. Film exhibition costs increased 47.3%, or $514.8 million, during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to the increase in admissions revenues as a result of the acquisitions. As a percentage of admissions revenues, film exhibition costs were 49.7% for the year ended December 31, 2017 and 53.2% for the year ended December 31, 2016. Film exhibition costs as a percentage of admissions revenues in our International markets are much lower than in our U.S. markets.

Food and beverage costs increased 77.3%, or $109.9 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. As a percentage of food and beverage revenues, food and beverage costs were 16.3% for the year ended December 31, 2017 and 14.0% for the year ended December 31, 2016 due to the acquisition of Odeon and Nordic where food and beverage costs as a percentage of food and beverage revenues are much higher in our International markets than in our U.S. markets. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. Food and beverage gross profit per patron decreased 8.3%, and is calculated as food and beverage revenues less food and beverage costs divided by attendance. The decrease is primarily due to lower gross profit per patron in our International markets.

As a percentage of revenues, operating expense was 30.5% for the year ended December 31, 2017 and 27.0% for the year ended December 31, 2016. Rent expense increased 56.8%, or $287.1 million during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily from the increase in the number of theatres operated due to the acquisitions of Odeon, Carmike, and Nordic.

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $63.0 million during the year ended December 31, 2017 compared to $47.9 million during the year ended December 31, 2016. This increase was primarily due to expenses incurred in connection with the DOJ Final Judgment for the Carmike acquisition.

The merger, acquisition and transaction costs are costs and expenses incurred principally at the corporate office in the investigation, negotiation, financing and transition of acquisitions.

In conjunction with the Carmike acquisition and the DOJ Final Judgment, we returned 1,807,220 additional NCM LLC common units (valued at $22.6 million) in exchange for a waiver of exclusivity by NCM which resulted in $22.6 million of expense during the year ended December 31, 2017.

Other.  Other general and administrative expense increased $42.7 million during the year ended December 31, 2017 compared to the year ended December 31, 2016, due primarily to the acquisitions of Odeon and Nordic and increases in development costs, salaries and benefits.

Depreciation and amortization.  Depreciation and amortization increased $270.4 million during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to the increase in depreciable assets resulting from the acquisitions of Odeon, Carmike, and Nordic, as well as capital expenditures of $626.8 million during the year ended December 31, 2017 and $421.7 million during the year ended December 31, 2016.

Impairment of long-lived assets.  We recognized non-cash impairment losses of $43.6 million on 12 theatres in the U.S. markets with 179 screens (in Illinois, Texas, Virginia, Michigan, Oklahoma, New York and Maryland), which were related to property, net. During the year ended December 31, 2016, we recognized non-cash impairment losses of $5.5 million on two theatres with 22 screens (in California and Missouri), which were related to property, net.

Other Expense (Income):

Other income.  Other income of $1.3 million during the year ended December 31, 2017 is primarily due to financing related foreign currency transaction gains of $3.0 million and a $0.4 million recovery for business interruption, offset by $1.0 million of third-party fees related to the Third Amendment to our Senior Secured Credit Agreement and a $0.4 million loss on the repayment of the Bridge Loan Facility.

Interest expense.  Interest expense increased $152.5 million to $274.0 million for the year ended December 31, 2017 compared to $121.5 million for the year ended December 31, 2016 primarily due to issuance of $595.0 million of our 5.875% Notes due 2026 and £250.0 million ($337.6 million) of our 6.375% Sterling Notes due 2024 on November 8, 2016 for the Odeon acquisition, issuance of $500.0 million of new Term loans due 2023 on November 30, 2016, issuance of our 7.0% Bridge Loan due 2017 of $350.0 million on December 21, 2016 (repaid in February 2017), and the assumption from Carmike of $230.0 million of 6.0% Notes due 2023 on December 21, 2016 for the Carmike acquisition, issuance of $475.0 million of our 6.125% Notes due 2027 on March 17, 2017, and the issuance of additional £250.0 million ($337.6 million) of our 6.375% Sterling Notes due 2024 on March 17, 2017 for the Nordic acquisition. The interest rate on the new Term Loans due 2023 was 3.727% as of December 31, 2017. We also assumed $223.7 million of capital and financing lease obligations from Carmike, $367.3 million of capital and financing lease obligations from Odeon, and $11.7 million of capital and financing lease obligations from Nordic with interest rates ranging from 5.1% to 6.4%.

Equity in (earnings) loss of non-consolidated entities.  Equity in loss of non-consolidated entities was $185.2 million for the year ended December 31, 2017 compared to equity earnings of $47.7 million for the year ended December 31, 2016. The decrease in equity in earnings of non-consolidated entities of $232.9 million was primarily due to an other-than-temporary impairment loss on NCM of $208.0 million, loss on sales of NCM shares of $22.2 million and increase in loss from Open Road of $8.9 million. See “Significant Events—NCM Agreement” above for further information regarding the other-than-temporary impairment loss and loss on sale of NCM shares.

Investment income.  Investment income was $22.5 million for the year ended December 31, 2017 compared to investment income of $10.2 million for the year ended December 31, 2016. The increase in investment income was primarily due to the $17.2 million gain on the sale of Open Road. Investment income includes income related to the NCM tax receivable agreement of $6.0 million and $7.8 million for the years ended December 31, 2017 and December 31, 2016, respectively. Investment income includes a $3.0 million gain on the sale of RealD during the year ended December 31, 2016.

Income tax provision (benefit).  The income tax provision was $154.1 million and $38.0 million for the years ended December 31, 2017 and December 31, 2016, respectively. During the fourth quarter of calendar 2017, we recorded the impact of the change in the U.S. enacted federal income tax rate from 35% to 21% which reduced our deferred tax assets. During the fourth quarter, we also determined that realization of our deferred tax assets in the U.S. tax jurisdictions was not more likely than not, primarily as a result of cumulative net losses recorded for three years and our limited ability to use as a factor in this determination any projections of future taxable income as a source of recovery for deferred tax assets.  Accordingly, we recorded a full valuation allowance on our deferred tax assets. As a result of the change in enacted tax rate and recording a full valuation allowance on our deferred tax assets, we recorded a charge to income tax provision during the fourth quarter of approximately $310 million. See Note 9—Income Taxes in the Notes to Consolidated Financial Statements under Part II, Item 8 hereof.

Net earnings (loss).  Net loss was $487.2 million and net earnings was $111.7 million during the years ended December 31, 2017 and December 31, 2016, respectively. Net loss during the year ended December 31, 2017 compared to net earnings during the year ended December 31, 2016 was negatively impacted by the income tax charge, an other-than-temporary impairment loss on NCM of $208.0 million and loss on sale of NCM shares of $22.2 million, impairment charges of $43.6 million, decreases in average ticket price, food and beverage revenues per patron, and increases in rent, depreciation and amortization expense, interest expense, and general and administrative expense (other and merger, acquisition and transaction costs), partially offset by the increase in attendance related to the Odeon, Carmike, and Nordic acquisitions, and the $17.2 million gain on sale of Open Road.

Theatrical Exhibition–U.S. Markets

Revenues.  Total revenues increased 19.5% or $606.5 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. Admissions revenues increased 18.2%, or $358.2 million during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to a 17.2% increase in attendance and a 0.8% increase in average ticket price. The increase in attendance was primarily due to the acquisition of Carmike in December 2016. Total admissions revenues were increased (decreased) by rewards redeemed, net of deferrals of $3.2 million and $(1.6) million during the year ended December 31, 2017 and December 31, 2016, respectively. The rewards accumulated under AMC Stubs® are deferred and recognized in future periods upon redemption or expiration of customer rewards.

Food and beverage revenues increased 23.1%, or $229.0 million during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to the increase in attendance due to the Carmike acquisition and the increase in food and beverage revenues per patron of 5.1% due to price increases and the introduction of enhanced menu offerings. Total food and beverage revenues were increased (decreased) by rewards redeemed, net of deferrals, of $2.7 million and $(0.8) million during the year ended December 31, 2017 and December 31, 2016, respectively.

Total other theatre revenues increased 12.6%, or $19.3 million during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to increases from the Carmike acquisition for internet ticketing fees and advertising revenues, partially offset by a decline in membership fees for AMC Stubs®  and declines in income from exchange tickets due to declines in sales volume and estimated non-presentment rates.

Operating costs and expenses.  Operating costs and expenses increased 26.3%, or $768.2 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. Film exhibition costs increased 16.0%, or $169.0 million, during the year ended December 31, 2017 compared to the year ended December 31, 2016. This increase was primarily due to the increase in admissions revenues due to the Carmike acquisition. As a percentage of admissions revenues, film exhibition costs were 52.5% for the year ended December 31, 2017 and 53.5% for the year ended December 31, 2016.

Food and beverage costs increased 30.1%, or $40.9 million, during the year ended December 31, 2017 compared to the year ended December 31, 2016. As a percentage of food and beverage revenues, food and beverage costs were 14.5% for the year ended December 31, 2017 and 13.7% for the year ended December 31, 2016. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. Food and beverage gross profit per patron increased 4.1%, and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 29.6% for the year ended December 31, 2017 and 26.9% for the year ended December 31, 2016. Rent expense increased 20.3%, or $100.1 million during the year ended

December 31, 2017 compared to the year ended December 31, 2016, primarily from the increase in the number of theatres operated including the acquisition of Carmike.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $58.3 million during the year ended December 31, 2017 compared to $47.1 million during the year ended December 31, 2016, primarily due to our return of NCM LLC common units in connection with the Carmike acquisition, offset by declines in professional and consulting costs related to the Carmike acquisition, Odeon acquisition, and Nordic acquisition. The merger, acquisition and transaction costs are costs and expenses incurred principally at the corporate office in the investigation, negotiation, financing and transition of acquisitions.

In conjunction with the Carmike acquisition and the DOJ Final Judgment, we returned 1,807,220 additional NCM LLC common units (valued at $22.6 million) in exchange for a waiver of exclusivity by NCM which resulted in $22.6 million of expense during the year ended December 31, 2017.

Other.  Other general and administrative expense declined $2.0 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. Legal expenses declined $9.3 million primarily due to the settlement of a lawsuit in the prior year of $7.0 million and costs related to the settlement offset by increases in salaries and benefits and advertising expense.

Depreciation and amortization.  Depreciation and amortization increased $148.1 million during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to the increase in depreciable assets resulting from the acquisition of Carmike, as well as capital expenditures of $543.8 million during the year ended December 31, 2017 and $412.8 million during the year ended December 31, 2016.

Impairment of long-lived assets.  During the year ended December 31, 2017, we recognized non-cash impairment losses of $43.6 million on 12 theatres with 179 screens (in Illinois, Texas, Virginia, Michigan, Oklahoma, New York and Maryland), which were related to property, net. During the year ended December 31, 2016, we recognized non-cash impairment losses of $5.5 million on two theatres with 22 screens (in California and Missouri), which were related to property, net.

Other Expense (Income):

Other income.  Other income of $2.0 million during the year ended December 31, 2017 is primarily due to financing related foreign currency transaction gains of $3.0 million and a $0.4 million recovery for business interruption, partially offset by $1.0 million of third-party fees related to the Third Amendment to our Senior Secured Credit Agreement and a $0.4 million loss on the repayment of the Bridge Loan Facility.

Interest expense.  Interest expense increased $130.7 million to $250.3 million for the year ended December 31, 2017 compared to $121.5 million for the year ended December 31, 2016 primarily due to issuance of $595.0 million of our 5.875% Notes due 2026 and £250.0 million ($337.6 million) of our 6.375% Sterling Notes due 2024 on November 8, 2016 for the Odeon acquisition, issuance of $500.0 million of new Term loans due 2023 on November 30, 2016, issuance of our 7.0% Bridge Loan due 2017 of $350.0 million on December 21, 2016 (repaid in February 2017), the assumption from Carmike of $230.0 million of 6.0% Notes due 2023 on December 21, 2016 for the Carmike acquisition, issuance of $475.0 million of our 6.125% Notes due 2027 on March 17, 2017, and the issuance of additional £250.0 million ($337.6 million) of our 6.375% Sterling Notes due 2024 on March 17, 2017 for the Nordic acquisition. The interest rate on the new Term Loans due 2023 was 3.727% as of December 31, 2017. We also assumed $223.7 million of capital and financing lease obligations from Carmike with interest rates ranging from 5.75% to 6.25%.

Equity in (earnings) loss of non-consolidated entities.  Equity in loss of non-consolidated entities were $187.9 million for the year ended December 31, 2017 compared to equity earnings of $47.2 million for the year ended December 31, 2016. The decrease in equity in earnings of non-consolidated entities of $235.1 million was primarily due to an other-than-temporary impairment loss on NCM of $208.0 million, loss on sales of NCM shares of $22.2 million and recognition of previously suspended loss from Open Road of $8.9 million. See “Significant Events—NCM Agreement” above for further information regarding the other-than-temporary impairment loss.

Investment income.  Investment income was $23.1 million for the year ended December 31, 2017 compared to investment income of $10.2 million for the year ended December 31, 2016. The primary increase in investment income was primarily due to the $17.2 million gain on the sale of Open Road. Investment income includes income related to the NCM tax receivable agreement of $6.0 million and $7.8 million for the years ended December 31, 2017 and December 31, 2016, respectively. Investment income also includes a $3.0 million gain on the sale of RealD during the year ended December 31, 2016.

Income tax provision.  The income tax provision was $154.3 million for the year ended December 31, 2017 and $40.5 million for the year ended December 31, 2016. During the fourth quarter of calendar 2017, we recorded the impact of the change in the U.S. enacted federal income tax rate from 35% to 21% which reduced our deferred tax assets. During the fourth quarter, we also determined that realization of our deferred tax assets in the U.S. tax jurisdictions was not more likely than not, primarily as a result of cumulative net losses recorded for three years and our limited ability to use as a factor in this determination any projections of future taxable income as a source of recovery for deferred tax assets. Accordingly,  we recorded a full valuation allowance on our deferred tax assets. As a result of the change in enacted tax rate and recording a full valuation allowance our deferred tax assets, we recorded a charge to income tax provision during the fourth quarter of approximately $310 million. See Note 9—Income Taxes in the Notes to Consolidated Financial Statements under Part II, Item 8 hereof.

Net earnings (loss).  Net loss was $530.7 million and net earnings were $96.1 million during the year ended December 31, 2017 and December 31, 2016, respectively. Net loss during the year ended December 31, 2017 compared to net earnings during the year ended December 31, 2016 was negatively impacted by the income tax provision change, an other-than-temporary impairment loss on NCM of $208.0 million, loss on sale of NCM, Inc. shares of $22.2 million, impairment of $43.6 million, increases in rent, depreciation and amortization expense, interest expense, and general and administrative expense (other and merger, acquisition and transaction costs), partially offset by the increase in attendance related to the Carmike acquisition, increases in average ticket price and food and beverage revenue per patron, and the $17.2 million gain on sale of Open Road.

Theatrical Exhibition - International Markets

Revenues.  Total revenues increased $1,236.8 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. Admissions revenues increased $821.9 million during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to an increase in attendance due to the acquisitions of Odeon on November 30, 2016 and Nordic on March 28, 2017.

Food and beverage revenues increased $300.3 million during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to the increase in attendance as a result of the acquisitions of Odeon and Nordic.

Total other theatre revenues increased $114.6 million during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to the acquisition of Odeon and Nordic. Total other theatre revenues include revenues for advertising and theatre rentals.

Operating costs and expenses.  Operating costs and expenses increased $1,186.2 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. Film exhibition costs increased $345.8 million during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to the increase in admissions revenues as a result of the acquisitions. As a percentage of admissions revenues, film exhibition costs were 42.2% for the year ended December 31, 2017 and 44.1% for the year ended December 31, 2016.

Food and beverage costs increased $69.0 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 23.0% for the year ended December 31, 2017 and 23.2% for the year ended December 31, 2016.

As a percentage of revenues, operating expense was 33.0% for the year ended December 31, 2017 and 30.0% during the year ended December 31, 2016. Rent expense increased $187.0 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 due to the increase in the number of theatres operated as a result of the Odeon and Nordic acquisitions.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs increased $3.9 million during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to costs associated with the Nordic acquisition. The majority of our consolidated merger, acquisition and transaction costs related to Odeon and Nordic are included in our Theatrical Exhibition – U.S. markets operating segment. The merger, acquisition and transactions costs are costs and expenses incurred principally at the corporate office in the investigation, negotiation, financing and transition of acquisitions.

Other.  Other general and administrative expense increased $44.7 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 due to the Odeon and Nordic acquisitions.

Depreciation and amortization.  Depreciation and amortization increased $122.3 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 due to the increase in depreciable assets resulting from the Odeon and Nordic acquisitions.

Interest expense.  Interest expense increased $21.8 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to interest expense related to approximately $367.3 million of capital and financing lease obligations from Odeon and $11.7 million of capital and financing lease obligations from Nordic with interest rates ranging from 5.1% to 6.4%.

Income tax provision.  The income tax benefit decreased $2.3 million for the year ended December 31, 2017. The income tax provision is increased by valuation allowances recorded against deferred tax assets in various European jurisdictions. See Note 9—Income Taxes in the Notes to Consolidated Financial Statements under Part II, Item 8 hereof.

Net earnings.  Net earnings increased $27.9 million during the year ended December 31, 2017 as a result of the Odeon and Nordic acquisitions.

Results of Operations—For the Years Ended December 31, 2016 and December 31, 2015

Consolidated Results of Operations

Revenues.  Total revenues increased 9.8% or $289.0 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. Admissions revenues increased 8.3%, or $157.4 million during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to a 9.3% increase in attendance partially offset by a 0.8% decrease in average ticket price. The increase in attendance was primarily due to the acquisition of Starplex Cinemas in December 2015, the acquisition of Odeon in November 2016, and the acquisition of Carmike in December 2016. Total admissions revenues were decreased by rewards redeemed, net of deferrals, of $1.5 million and were decreased by rewards redeemed, net of deferrals of $0.2 million related to rewards accumulated under AMC Stubs® during the years ended December 31, 2016 and December 31, 2015, respectively. The rewards accumulated under AMC Stubs® are deferred and recognized in future periods upon redemption or expiration of customer rewards.

Food and beverage revenues increased 12.0%, or $109.0 million, during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the increase in food and beverage revenues per patron of 2.6% and the increase in attendance. The increase in food and beverage revenues per patron reflects increased prices effective at the start of the fourth quarter of calendar 2015 and the contribution of our food and beverage strategic initiatives. Total food and beverage revenues were decreased by rewards redeemed, net of deferrals, of $0.8 million and were decreased by rewards redeemed, net of deferrals, of $0.2 million related to rewards accumulated under AMC Stubs® during the years ended December 31, 2016 and December 31, 2015, respectively.

Total other theatre revenues increased 15.6%, or $22.6 million during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to increases in income from internet ticketing fees, advertising revenues, and exchange ticket sales, partially offset by a decline in membership fees for AMC Stubs®.

Operating costs and expenses.  Operating costs and expenses increased 9.8%, or $77.8 million, during the year ended December 31, 2016 compared to the year ended December 31, 2015. Film exhibition costs increased 6.7%, or $68.1 million, during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 53.2% for the year ended December 31, 2016 and 54.0% for the year ended December 31, 2015.

Food and beverage costs increased 10.6%, or $13.6 million, during the year ended December 31, 2016 compared to the year ended December 31, 2015. As a percentage of food and beverage revenues, food and beverage costs were 14.0% for the year ended December 31, 2016 and 14.1% for the year ended December 31, 2015 due to increases in retail selling prices at the start of the fourth quarter of 2015 in excess of cost increases for our food and beverage products. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. Food and beverage gross profit per patron increased 2.8%, and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 27.0% for both years ended December 31, 2016 and December 31, 2015. Rent expense increased 8.1%, or $37.7 million during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily from the increase in the number of theatres operated including the acquisition of Starplex Cinemas, Odeon, and Carmike.

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $47.9 million during the year ended December 31, 2016 compared to $3.4 million during the year ended December 31, 2015, primarily due to an increase in professional and consulting costs and increased merger and acquisition activity associated with our Carmike acquisition and Odeon acquisition. Merger and acquisition costs included $10.0 million of bonuses paid to certain members of management in recognition of their successful efforts to complete the acquisitions of both Odeon and Carmike in 2016. The bonuses were funded through a capital contribution by Wanda.

Other.  Other general and administrative expense increased $32.5 million, during the year ended December 31, 2016 compared to the year ended December 31, 2015, due primarily to the net periodic benefit credit of $18.1 million related to the termination and settlement of the AMC Postretirement Medical Plan recorded in the prior year, a settlement of litigation of $7.0 million, an increase in legal expenses of approximately $5.3 million, increases in expenses for Odeon administration of approximately $3.9 million, increases in technology costs of approximately $1.1 million and increases of approximately $1.5 million for pension and deferred compensation costs partially offset by declines in stock-based compensation expense of $3.6 million due to an increase in vesting periods compared to the prior year. See Note 11 – Employee Benefit Plans in the Notes to Consolidated Financial Statements under Part II, Item 8 hereof for further information regarding the components of net periodic benefit credit, including recognition of the prior service credits and net actuarial gains recorded in accumulated other comprehensive income, curtailment gains, and settlement gains during the year ended December 31, 2015.

Depreciation and amortization.  Depreciation and amortization increased 15.1%, or $35.2 million, during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the increase in depreciable assets resulting from capital expenditures of $421.7 million during the year ended December 31, 2016 and the acquisition of Starplex Cinemas, Odeon and Carmike.

Impairment of long-lived assets.  We recognized non-cash impairment losses of $5.5 million on two theatres with 22 screens (in California and Missouri), which were related to property, net, of $5.5 million, during the year ended December 31, 2016. During the year ended December 31, 2015, we recognized non-cash impairment losses of $1.7 million on three theatres with 15 screens (in New York, Maryland, and Washington D.C.), which were related to property, net, of $0.9 million and intangible assets, net of $0.8 million.

Other Expense (Income):

Other expense (income).  Other income during the year ended December 31, 2016 is primarily due to insurance recoveries for business interruption. Other expense during the year ended December 31, 2015 was due to a loss on extinguishment of indebtedness related to the cash tender offer and redemption of the Notes due 2020 of $9.3 million and loss on modification of our Senior Secured Credit Facility of $1.4 million.

Interest expense.  Interest expense increased 14.5%, or $15.4 million, for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to issuance of $595 million of our 5.875% Notes due 2026 and £250.0 million ($308.4 million) of our 6.375% Sterling Notes due 2024 on November 8, 2016 and issuance of $500.0 million of new Term loans due 2023 on November 30, 2016 in connection with the acquisition of Odeon. The interest rate on the new Term Loans was 3.727% as of December 31, 2016. Additionally, we borrowed $350.0 million under the Bridge Loan Agreement due 2017 and assumed $230.0 million aggregate principal amount of 6.0% Senior Secured Notes due 2023 from Carmike in connection with the acquisition of Carmike on December 21, 2016. We also assumed $222.0 million of capital and financing lease obligations from Carmike and $365.3 million of capital and financing lease obligations from Odeon with interest rates ranging from 5.75% to 6.4%.

Equity in earnings of non‑consolidated entities.  Equity in earnings of non-consolidated entities were $47.7 million for the year ended December 31, 2016 compared to $37.1 million for the year ended December 31, 2015. The increase in equity in earnings of non-consolidated entities of $10.6 million was primarily due to improvement in earnings from NCM of $6.3 million, increases in earnings from DCIP of $2.9 million and $0.5 million related to Odeon’s investment in Digital Cinema Media. During the year ended December 31, 2016, we continued to suspend equity method accounting for our investment in Open Road Films as the investment in Open Road Films had reached our commitment to provide additional capital contribution. The cash distributions from non-consolidated entities were $40.1 million during the year ended December 31, 2016, and $34.1 million during the year ended December 31, 2015, which includes payments related to the NCM tax receivable agreement recorded in investment income. See Note 5 – Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 hereof for further information.

Investment income.  Investment income was $10.2 million for the year ended December 31, 2016 compared to investment income of $6.1 million for the year ended December 31, 2015. Investment income for the year ended December 31, 2016 includes payments received of $7.8 million related to the NCM tax receivable agreement compared to payments received of $6.6 million during the year ended December 31, 2015. Investment income for the year ended December 31, 2016 also includes a $3.0 million gain on sale of all of our 1,222,780 common shares held in RealD Inc.

Income tax provision.  The income tax provision was $38.0 million for the year ended December 31, 2016 and $59.7 million for the year ended December 31, 2015. Our effective tax rate declined from 36.5% in the prior year to 25.4% in the current year primarily due to the reversal of liabilities for uncertain tax positions during the current year of approximately $19.2 million which reduced our income tax provision significantly. See Note 9 – Income Taxes in the Notes to Consolidated Financial Statements under Part II, Item 8 hereof.

Net earnings.  Net earnings were $111.7 million and $103.8 million during the year ended December 31, 2016 and December 31, 2015, respectively. Net earnings during the year ended December 31, 2016 compared to the year ended December 31, 2015 were positively impacted by the increase in attendance, and food and beverage revenue per patron, the decrease in income tax provision, the increase in investment income, and the increase in equity in earnings of non-consolidated entities, partially offset by the decrease in average ticket price, increases in rent, depreciation and amortization expense and general and administrative expense (other and merger, acquisition and transaction costs).

Theatrical Exhibition - U.S. Markets

Revenues.  Total revenues increased 6.0% or $176.9 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. Admissions revenues increased 4.5%, or $85.1 million during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to a 4.5% increase in attendance partially offset by a 0.2% decrease in average ticket price. The increase in attendance was primarily due to the acquisition of Starplex Cinemas in December 2015 and the acquisition of Carmike in December 2016. Total admissions revenues were decreased by rewards redeemed, net of deferrals, of $1.5 million and were decreased by rewards redeemed, net of deferrals of $0.2 million related to rewards accumulated under AMC Stubs® during the years ended December 31, 2016 and December 31, 2015, respectively. The rewards accumulated under AMC Stubs® are deferred and recognized in future periods upon redemption or expiration of customer rewards.

Food and beverage revenues increased 9.1%, or $82.9 million, during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the increase in food and beverage revenues per patron of 4.1% and the increase in attendance. The increase in food and beverage revenues per patron reflects increased prices effective at the start of the fourth quarter of calendar 2015 and the contribution of our food and beverage strategic initiatives. Total food and beverage revenues were decreased by rewards redeemed, net of deferrals, of $0.8 million and were decreased by rewards redeemed, net of deferrals, of $0.2 million related to rewards accumulated under AMC Stubs® during the years ended December 31, 2016 and December 31, 2015, respectively.

Total other theatre revenues increased 6.2%, or $8.9 million during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to increases in income from internet ticketing fees, advertising revenues, and exchange ticket sales, partially offset by a decline in membership fees for AMC Stubs®.

Operating costs and expenses.  Operating costs and expenses increased 8.0%, or $217.1 million, during the year ended December 31, 2016 compared to the year ended December 31, 2015. Film exhibition costs increased 3.6%, or $36.4 million, during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 53.5% for the year ended December 31, 2016 and 54.0% for the year ended December 31, 2015.

Food and beverage costs increased 5.9%, or $7.5 million, during the year ended December 31, 2016 compared to the year ended December 31, 2015. As a percentage of food and beverage revenues, food and beverage costs were 13.7% for the year ended December 31, 2016 and 14.1% for the year ended December 31, 2015 due to increases in retail selling prices at the start of the fourth quarter of 2015 in excess of cost increases for our food and beverage products. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. Food and beverage gross profit per patron increased 4.8%, and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 26.9% for both years ended December 31, 2016 and December 31, 2015. Rent expense increased 6.0%, or $28.1 million during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily from the increase in the number of theatres operated including the acquisition of Starplex Cinemas and Carmike.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $47.1 million during the year ended December 31, 2016 compared to $3.4 million during the year ended December 31, 2015, primarily due to an increase in professional and consulting costs and increased merger and acquisition activity associated with our Carmike acquisition and Odeon acquisition. Merger and acquisition costs include $10.0 million of bonuses paid to certain members of management in recognition of their successful efforts to complete the acquisitions of both Odeon and Carmike in 2016. The bonuses were funded through a capital contribution by Wanda.

Other.  Other general and administrative expense increased $28.6 million, during the year ended December 31, 2016 compared to the year ended December 31, 2015, due primarily to the net periodic benefit credit of $18.1 million related to the termination and settlement of the AMC Postretirement Medical Plan recorded in the prior year, a settlement of litigation of $7.0 million, an increase in legal expenses of approximately $5.3 million, increases in technology costs of approximately $1.1 million and increases of approximately $1.5 million for pension and deferred compensation costs partially offset by declines in stock-based compensation expense of $3.6 million due to an increase in vesting periods compared to the prior year. See Note 11 – Employee Benefit Plans in the Notes to Consolidated Financial Statements under Part II, Item 8 hereof for further information regarding the components of net periodic benefit credit, including recognition of the prior service credits and net actuarial gains recorded in accumulated other comprehensive income, curtailment gains, and settlement gains during the year ended December 31, 2015.

Depreciation and amortization.  Depreciation and amortization increased 10.0%, or $23.2 million, during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the increase in depreciable assets resulting from capital expenditures of $412.8 million during the year ended December 31, 2016 and the acquisition of Starplex Cinemas and Carmike.

Impairment of long-lived assets.  We recognized non-cash impairment losses of $5.5 million on two theatres with 22 screens (in California and Missouri), which were related to property, net, of $5.5 million, during the year ended December 31, 2016. During the year ended December 31, 2015, we recognized non-cash impairment losses of $1.7 million on three theatres with 15 screens (in New York, Maryland, and Washington D.C.), which were related to property, net, of $0.9 million and intangible assets, net of $0.8 million.

Other Expense (Income):

Other expense (income).  Other income during the year ended December 31, 2016 is primarily due to insurance recoveries for business interruption. Other expense during the year ended December 31, 2015 was due to a loss on extinguishment of indebtedness related to the cash tender offer and redemption of the Notes due 2020 of $9.3 million and loss on modification of our Senior Secured Credit Facility of $1.4 million.

Interest expense.  Interest expense increased 12.7%, or $13.5 million, for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to issuance of $595.0 million of our 5.875% Notes due 2026 and £250.0 million ($308.4 million) of our 6.375% Sterling Notes due 2024 on November 8, 2016 and issuance of $500.0 million of new Term loans due 2023 on November 30, 2016 in connection with the acquisition of Odeon. The interest rate on the new Term Loans due 2023 was 3.727% as of December 31, 2016. Additionally, we borrowed $350.0 million under the Bridge Loan Agreement due 2017 and assumed $230.0 million aggregate principal amount of 6.0% Senior Secured Notes due 2023 from Carmike in connection with the acquisition of Carmike on December 21, 2016. We also assumed $222.0 million of capital and financing lease obligations from Carmike with interest rates ranging from 5.75% to 6.25%.

Equity in earnings of non‑consolidated entities.  Equity in earnings of non-consolidated entities were $47.2 million for the year ended December 31, 2016 compared to $37.1 million for the year ended December 31, 2015. The increase in equity in earnings of non-consolidated entities of $10.1 million was primarily due to improvement in earnings from NCM of $6.3 million and increases in earnings from DCIP of $2.9 million. During the year ended December 31, 2016, we continued to suspend equity method accounting for our investment in Open Road Films as the investment in Open Road Films had reached our commitment to provide additional capital contributions. The cash distributions from non-consolidated entities were $40.1 million during the year ended December 31, 2016, and $34.0 million during the year ended December 31, 2015, which includes payments related to the NCM tax receivable agreement recorded in investment income and an increase in cash distributions from DCIP. See Note 5 – Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 hereof for further information.

Investment income.  Investment income was $10.2 million for the year ended December 31, 2016 compared to investment income of $6.1 million for the year ended December 31, 2015. Investment income for the year ended December 31, 2016 includes payments received of $7.8 million related to the NCM tax receivable agreement compared to payments received of $6.7 million during the year ended December 31, 2015. Investment income for the year ended December 31, 2016 also includes a $3.0 million gain on sale of all our 1,222,780 common shares held in RealD Inc.

Income tax provision.  The income tax provision was $40.5 million for the year ended December 31, 2016 and $59.7 million for the year ended December 31, 2015. Our effective tax rate declined from 36.2% in the prior year to 30.0% in the current year primarily due to the reversal of liabilities for uncertain tax positions during the current year of approximately $19.2 million which reduced our income tax provision significantly. See Note 9 – Income Taxes in the Notes to Consolidated Financial Statements under Part II, Item 8 hereof for further information.

Net earnings.  Net earnings were $96.1 million and $105.3 million during the year ended December 31, 2016 and December 31, 2015, respectively. Net earnings during the year ended December 31, 2016 compared to the year ended December 31, 2015 were positively impacted by the increase in attendance and food and beverage revenue per patron, the decrease in income tax provision, the increase in investment income, and the increase in equity in earnings of non-consolidated entities, partially offset by the decrease in average ticket price, increases in rent, depreciation and amortization expense and general and administrative expense (other and merger, acquisition and transaction costs).

Theatrical Exhibition - International Markets

Revenues.  Total revenues increased $112.0 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. Admissions revenues increased $72.3 million during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to an increase in attendance. The increase in attendance was due to the acquisition of Odeon on November 30, 2016. Prior to the acquisition of Odeon, we operated one theatre in the UK which is now included in the International markets operating segment.

Food and beverage revenues increased $26.1 million, during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the increase in attendance.

Total other theatre revenues increased $13.7 million during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the acquisition of Odeon which includes revenues for advertising and theatre rentals.

Operating costs and expenses.  Operating costs and expenses increased $96.1 million, during the year ended December 31, 2016 compared to the year ended December 31, 2015. Film exhibition costs increased $31.7 million, during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 44.1% for the year ended December 31, 2016 and 47.7% for the year ended December 31, 2015.

Food and beverage costs increased $6.1 million, during the year ended December 31, 2016 compared to the year ended December 31, 2015. As a percentage of food and beverage revenues, food and beverage costs were 23.2% for the year ended December 31, 2016 and 21.1% for the year ended December 31, 2015. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues.

As a percentage of revenues, operating expense was 30.0% for the year ended December 31, 2016 and 54.4% during the year ended December 31, 2015. Rent expense increased $9.6 million during the year ended December 31, 2016 compared to the year ended December 31, 2015, due to the increase in the number of theatres operated as a result of the Odeon acquisition.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs increased $0.8 million during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to an increase in severance costs associated with our Odeon acquisition. The majority of our consolidated merger, acquisition and transaction costs related to Odeon are included in our Theatrical Exhibition – U.S. markets operating segment.

Other.  Other general and administrative expense increased $3.9 million, during the year ended December 31, 2016 compared to the year ended December 31, 2015, due to the Odeon acquisition.

Depreciation and amortization.  Depreciation and amortization increased $12.0 million, during the year ended December 31, 2016 compared to the year ended December 31, 2015, due to the increase in depreciable assets resulting from the Odeon acquisition.

Interest expense.  Interest expense increased $1.9 million, for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to interest expense related to capital and financing lease obligations assumed in connection with the acquisition of Odeon.

Equity in earnings of non‑consolidated entities.  Equity in earnings of non-consolidated entities increased $0.5 million for the year ended December 31, 2016 and are related to Odeon’s investment in Digital Cinema Media (“DCM”). See Note 5 – Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 hereof for further information.

Income tax benefit.  The income tax benefit increased $2.5 million for the year ended December 31, 2016. See Note 9 – Income Taxes in the Notes to Consolidated Financial Statements under Part II, Item 8 hereof for further information.

Net earnings.  Net earnings increased $17.1 million during the year ended December 31, 2016 as a result of the Odeon acquisition.

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

We had working capital deficits as of December 31, 2017 and December 31, 2016 of $(545.3 million) and $(528.7 million), respectively. Working capital includes $401.0 million and $277.2 million of deferred revenue as of December 31, 2017 and December 31, 2016, respectively. We have the ability to borrow under our Senior Secured Credit Facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments). As of December 31, 2017, we had $212.8 million available for borrowing, net of letters of credit, under our Revolving Credit Facility and Odeon had £84.3 million ($113.0 million) available for borrowing, net letters of credit, under their Revolving Credit Facility Agreement. Reference is made to Note 7 – Corporate Borrowings and Capital and Financing Lease Obligations to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for information about our outstanding indebtedness.

We believe that cash generated from operations, existing cash and cash equivalents, availability under our Revolving Credit Facility and Odeon’s Revolving Credit Facility Agreement, and sales of non-strategic assets will be sufficient to fund operations, planned capital expenditures, dividends and repurchases of our common stock currently and for at least the next 12 months and enable us to maintain compliance with all financial debt covenants.

Each indenture relating to our notes (Notes due 2022, Sterling Notes due 2024, Notes due 2025 and Notes due 2026) allows us to incur specified permitted indebtedness (as defined therein) without restriction. Each indenture also allows us to incur any amount of additional debt as long as it can satisfy the coverage ratio of each indenture, after giving effect to the indebtedness on a pro forma basis. Under the indentures for the Notes due 2022, Sterling Notes due 2024, Notes due 2025 and Notes due 2026, at December 31, 2017, AMC could borrow approximately $2.2 billion (assuming an interest rate of 6.5% per annum on the additional indebtedness) in addition to specified permitted indebtedness. If we cannot satisfy the coverage ratios of the indentures, generally we can borrow an additional amount under our Senior Secured Credit Facility.

As of December 31, 2017, we were in compliance with all financial debt covenants.

See Note 7 – Corporate Borrowings and Capital and Financing Obligations to our Consolidated Financial Statements in Item 8 of Part II hereof for further information on the agreements governing our indebtedness.

Cash Flows from Operating Activities

Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $558.7 million, $431.7 million and $467.5 million during the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. The increase in cash flows provided by operating activities during 2017 as compared to 2016 was primarily due to the increases in cash flows from operating activities as a result of the Odeon acquisition, Carmike acquisition, and the Nordic acquisition. The decrease in cash flows provided by operating activities during 2016 compared to 2015 was primarily due to, increases in receivables, increases in payments of accounts payable and accrued expenses and other liabilities, partially offset by increases in landlord contributions.

Cash Flows from Investing Activities

Cash used in investing activities, as reflected in the Consolidated Statement of Cash Flows, were $965.2 million, $1,354.6 million and $509.4 million during the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively. Cash outflows from investing activities include capital expenditures during the years ended December 31, 2017, December 31, 2016, and December 31, 2015 of $626.8 million, $421.7 million and $333.4 million, respectively. Our capital expenditures primarily consisted of strategic growth initiatives and remodels, maintaining our theatre circuit, and technology upgrades. We expect that our gross cash outflows for capital expenditures will be approximately $600.0 million to $640.0 million for calendar 2018, before giving effect to expected landlord contributions of approximately $140.0 million to $150.0 million.

In March 2017, we paid $583.5 million for our acquisition of Nordic, net of cash acquired. In November 2016, we paid $438.7 million for our acquisition of Odeon and UCI Cinemas, net of cash acquired. In December 2016, we paid $497.8 million for our acquisition of Carmike Cinemas, net of cash acquired. In December 2015, we paid $172.9 million for our acquisition of Starplex Cinemas, net of cash acquired.

During the year ended December 31, 2017, we received proceeds from divestitures of $25.1 million for the sale of theatres as required by the Department of Justice related to the Carmike acquisition, $4.0 million for the sale of an aircraft acquired with the Carmike acquisition, $2.9 million for the sale of administrative buildings acquired with the Carmike acquisition, partially offset by disbursements of $11.0 million for the sale of one theatre acquired with the Odeon acquisition as required by the United Kingdom’s Competition and Markets Authority. We also received net proceeds of $136.2 million from the sale and leaseback of the real estate assets associated with eight of our theatres, $89.0 million from the partial sale of our investment in NCM and $14.0 million from the sale of our investment in Open Road of which $9.2 million is classified as an investing activity and $4.8 million is classified as an operating activity for collection of amounts due from Open Road. During the year ended December 31, 2016, we received proceeds from the sale of our shares in RealD Inc. of $13.5 million and proceeds from the sale of two Starplex divestiture theatres of $5.4 million.

During the year ended December 31, 2017, we invested $5.0 million in the non-public preferred shares of Dreamscape and invested $5.0 million in the non-public preferred shares Central Services Studios as a part of our virtual reality technologies strategy. During January 2018, we invested an additional $5.0 million in the non-public preferred shares of Dreamscape and an additional $5.0 million in the non-public preferred shares of Central Services Studios. We do not have significant influence over these entities and will follow the cost method of accounting.

We fund the costs of constructing, maintaining and remodeling our theatres through existing cash balances, cash generated from operations, landlord contributions, or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term, non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for the construction costs. We may decide to own the real estate assets of new theatres and following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases.

Cash Flows from Financing Activities

Cash flows provided by financing activities, as reflected in the Consolidated Statement of Cash Flows, were $492.3 million, $918.2 million, and $35.3 million during the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively.

Stock Repurchase.  During the year ended December 31, 2017, we repurchased 3,232,625 shares of our Class A common stock under our share repurchase program for a total consideration of $47.5 million of which $13.5 million was unpaid as of December 31, 2017. As of December 31, 2017, $52.5 million remains available for repurchase under the program authorized by our Board of Directors in August 2017. We intend to continue to repurchase shares under this program, which will be dependent on a number of factors, including the price of our common stock. Although we may continue to repurchase shares, there is no assurance that we will repurchase up to the full amount remaining under the program.

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

Notes due 2027.  On March 17, 2017, we completed an offering of $475.0 million aggregate principal amount of our Senior Subordinated Notes due 2027 (the “Notes due 2027”). We capitalized deferred financing costs of approximately $19.8 million, related to the issuance of the Notes due 2027. The Notes due 2027 mature on May 15, 2027. We will pay interest on the Notes due 2027 at 6.125% per annum, semi-annually in arrears on May 15th and November 15th, commencing on November 15, 2017. We used the net proceeds from the Notes due 2027, together with a portion of the net proceeds from the Sterling Notes due 2024 (see below) to pay a portion of the consideration for the acquisition of Nordic plus related transaction fees and expenses.

Additional Sterling Notes due 2024.  On March 17, 2017, we completed an offering of £250.0 million ($327.8 million) additional aggregate principal amount of our Sterling Notes due 2024 at 106% plus accrued interest from November 8, 2016. We capitalized deferred financing costs of approximately $12.7 million, related to the issuance of the additional Sterling Notes due 2024. The Sterling Notes due 2024 mature on November 15, 2024. We will pay interest on the Sterling Notes due 2024 at 6.375% per annum, semi-annually in arrears on May 15th and November 15th, commencing on May 15, 2017. We used the net proceeds from the Sterling Notes due 2024, together with a portion of the net proceeds from the Notes due 2027 to pay a portion of the consideration for the acquisition of Nordic plus related transaction fees and expenses.

On March 28, 2017, we paid the Nordic SEK Term Loan of $144.4 million and we paid the Nordic EUR Term Loan of $169.5 million aggregate principal amount in connection with the acquisition of Nordic using proceeds from our Senior Subordinated Notes due 2027 and Sterling Notes due 2024.

Notes due 2026.  On November 8, 2016, we completed an offering of $595.0 million aggregate principal amount of our Senior Subordinated Notes due 2026 (the “Notes due 2026”). We paid financing costs of approximately $27.0 million, related to the issuance of the Notes due 2026. The Notes due 2026 mature on November 15, 2026. We will pay interest on the Notes due 2026 at 5.875% per annum, semi-annually in arrears on May 15th and November 15th, commencing on May 15, 2017. We used the net proceeds from the Notes due 2026, together with a portion of the net proceeds from the Sterling Notes due 2024 and New Term Loan to pay the consideration for Odeon plus any related transaction fees and expenses.

Sterling Notes due 2024.  On November 8, 2016, we completed an offering of £250.0 million ($310.0 million) aggregate principal amount of our Senior Subordinated Notes due 2024 (the “Sterling Notes due 2024”) in a private offering. We paid deferred financing costs of approximately $15.0 million, related to the issuance of the Sterling Notes due 2024. The Sterling Notes due 2024 mature on November 15, 2024. We will pay interest on the Sterling Notes due 2024 at 6.375% per annum, semi-annually in arrears on May 15th and November 15th, commencing on May 15, 2017. We used the net proceeds from the Sterling Notes due 2024 private offering, together with a portion of the net proceeds from the Sterling Notes due 2024 and New Term Loan to pay the consideration for Odeon and UCI Cinemas Holdings Limited plus any related transaction fees and expenses.

Senior Secured Credit Agreement.  On November 8, 2016, we amended our Senior Secured Credit Agreement dated April 30, 2013, as previously amended, to among other things, lower the applicable margin on base rate borrowings from 2.25% to 2.00% and the applicable margin on LIBOR borrowings from 3.25% to 2.75%, to reduce the minimum rate for base rate borrowings from 1.75% to 1.00% and the minimum rate for LIBOR rate borrowings and to allow for additional term loan borrowings of $500.0 million. On November 29, 2016, we borrowed $500.0 million additional Term loans issued at a discount of 0.25% due on December 15, 2023 (“Term Loan due 2023”). We paid deferred financing costs of approximately $18.8 million and a discount of 0.25%, or $1.3 million, related to the Term Loan due 2023. We used the net proceeds from the Term Loan due 2023 to pay the consideration for the Odeon acquisition and the related refinancing of Odeon debt assumed in the acquisition.

During 2016, we paid $75.0 million on our revolving credit facility. On December 11, 2015, AMC issued $125.0 million principal amount of additional term loans due 2022 at a discount under our amended Senior Secured Credit Agreement and borrowed $75.0 million on our revolving credit facility on December 16, 2015. Deferred financing costs paid related to the amendment to the Senior Secured Credit Agreement were $9.9 million.

Interim Bridge Loan.  On December 21, 2016, we entered into a bridge loan agreement with Citicorp North America, Inc., as administrative agent and the other lenders party thereto (the “Bridge Loan Agreement”). We borrowed $350.0 million of interim bridge loans (the “Interim Bridge Loans”) on December 21, 2016 under the Bridge Loan Agreement and paid approximately $5.3 million in deferred financing costs. The proceeds of the Interim Bridge Loans were used to finance the acquisition of Carmike. We repaid the Interim Bridge Loans on February 13, 2017, with a portion of the net proceeds from our additional public offering.

Senior Secured Notes due 2023. On December 21, 2016, we assumed $230.0 million aggregate principal amount of 6.00% Senior Secured Notes due June 15, 2023 (the “Senior Secured Notes due 2023”) in connection with the acquisition of Carmike. Interest is payable on the Senior Secured Notes due 2023 on June 15th and December 15th of each year beginning December 15, 2015. We recorded the debt at estimated fair value of $240.1 million based on a closing price for the Senior Secured Notes due 2023 of 105.25 on December 21, 2016.

On November 30, 2016, we paid the Odeon Notes of $380.7 million and $212.5 million aggregate principal amount in connection with the acquisition of Odeon using the proceeds from our Senior Secured Credit Agreement Term Loan due 2022 and the Sterling Notes due 2024.

Notes due 2025.  On June 5, 2015, we issued $600.0 million aggregate principal amount of ours Notes due 2025 and used the net proceeds to pay for the tender offer for the Notes due 2020, plus any accrued and unpaid interest and related transaction fees and expenses. The deferred financing costs paid related to the issuance of the Notes due 2025 were $11.4 million, during the year ended December 31, 2015. AMC repaid principal and recorded premium related to 100% of the Notes due 2020 during the year ended December 31, 2015 of $645.7 million, comprised of $600.0 million principal amount and $45.7 million recorded premium.

See Note 7 – Corporate Borrowings and Capital and Financing Lease Obligations in the Notes to Consolidated Financial Statements under Part II, Item 8, hereof for further information.

Dividends

The following is a summary of dividends and dividend equivalents declared to stockholders:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 14, 2017	March 13, 2017	March 27, 2017	$0.20	$26.2
April 27, 2017	June 5, 2017	June 19, 2017	0.20	26.5
August 3, 2017	September 11, 2017	September 25, 2017	0.20	26.5
October 27, 2017	December 4, 2017	December 18, 2017	0.20	25.9
February 25, 2016	March 7, 2016	March 21, 2016	0.20	19.8
April 27, 2016	June 6, 2016	June 20, 2016	0.20	19.8
July 25, 2016	September 6, 2016	September 19, 2016	0.20	19.8
November 3, 2016	December 5, 2016	December 19, 2016	0.20	20.7

During the years ended December 31, 2017, December 31, 2016, and December 31, 2015 we paid dividends and dividend equivalents of $104.6 million, $79.6 million, and $78.6 million, respectively. As of December 31, 2017, we accrued $1.1 million for the remaining unpaid dividends.

On February 28, 2018, we declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on March 26, 2018 to stockholders of record on March 12, 2018.

During the year ended December 31, 2017, we made tax payments for restricted units withholdings of $6.5 million.

Commitments and Contingencies

Minimum annual cash payments required under existing capital and financing lease obligations, maturities of corporate borrowings, future minimum rental payments under existing operating leases, committed capital expenditures, investments and betterments, including furniture, fixtures, equipment and leasehold betterments and ADA related betterments and pension funding that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2017 are as follows:

	Minimum
	Capital and	Principal	Interest	Minimum
	Financing	Amount of	Payments on	Operating	Capital
(In millions)	Lease	Corporate	Corporate	Lease	Related	Pension	Total
Calendar Year	Payments	Borrowings(1)	Borrowings(2)	Payments	Betterments(3)	Funding(4)	Commitments
2018	$111.8	$15.2	$227.9	$748.6	$112.3	$4.2	$1,220.0
2019	103.5	15.2	227.3	743.3	—	—	1,089.3
2020	99.2	13.8	226.8	711.6	—	—	1,051.4
2021	90.4	13.8	226.2	660.5	—	—	990.9
2022	85.1	1,207.8	207.0	600.5	—	—	2,100.4
Thereafter	419.3	3,046.4	450.6	3,532.2	—	—	7,448.5
Total	$909.3	$4,312.2	$1,565.8	$6,996.7	$112.3	$4.2	$13,900.5

(1)	Represents cash requirements for the payment of principal on corporate borrowings. Total amount does not equal carrying amount due to unamortized discounts, premiums and deferred charges.

(2)	Interest expense on our Senior Secured Credit Facility Term Loans due 2022 and Term Loans due 2023 was estimated at 3.727% based on the interest rate in effect as of December 31, 2017.

(3)	Includes committed capital expenditures, investments, and betterments to our circuit. Does not include planned, but non-committed capital expenditures.

(4)

We fund our U.S. pension plans such that the plans are in compliance with Employee Retirement Income Security Act (“ERISA”) and the plans are not considered “at risk” as defined by ERISA guidelines. The U.S. plans have been frozen effective December 31, 2006.

As of December 31, 2017, our recorded obligation for unrecognized tax benefits is $15.3 million. There are currently unrecognized tax benefits which we anticipate will be resolved in the next 12 months; however, we are unable at this time to estimate what the impact on our effective tax rate will be. See Note 9 – Income Taxes in the Notes to Consolidated Financial Statements under Part II, Item 8, hereof for further information.

Investment in NCM

We hold an investment of 14.5% (22,392,630 common units in NCM LLC and 1,000,000 common shares of NCM, Inc.) in NCM accounted for under the equity method as of December 31, 2017. The estimated fair market value of our investment in NCM LLC and NCM, Inc. was approximately $160.5 million, based upon the publicly quoted price per share of NCM, Inc. on December 31, 2017 of $6.86 per share. We have little tax basis in these units, therefore the sale of all these units at December 31, 2017 would require us to report taxable income of approximately $275.1 million, including distributions received from NCM LLC that were previously deferred. We expect that any sales we may make of NCM, Inc. common shares would be made in such a manner to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce a portion of any related tax liability. See Note 2 – Acquisitions in Notes to the Consolidated Financial Statements under Part II, Item 8 hereof for a discussion of required divestitures of our interest in NCM associated with the acquisition of Carmike.

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

New Accounting Pronouncements

See Note 1 – The Company and Significant Accounting Policies in Notes to the Consolidated Financial Statements under Part II, Item 8 hereof for information regarding recently issued accounting standards.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate market risk and foreign currency exchange risk.

Market risk on variable-rate financial instruments.    At December 31, 2017, we maintained a Senior Secured Credit Facility comprised of a $225.0 million revolving credit facility, $863.0 million of Senior Secured Term Loans due 2022 and $496.3 million of Senior Secured Term Loans due 2023. The Senior Secured Credit Facility provides for borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR + 2.25%. The rate in effect at December 31, 2017 for the outstanding Senior Secured Term Loans due 2022 and 2023 was 3.73% per annum. We also maintained a £100.0 million ($134.1 million) revolving credit facility at our Odeon subsidiary. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At December 31, 2017, we had no variable-rate borrowings outstanding under our revolving credit facilities and had an aggregate principal balance of $1,359.3 million outstanding under the Senior Secured Term Loans due 2022 and 2023. A 100-basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $13.6 million during the year ended December 31, 2017.

Market risk on fixed-rate financial instruments.    Included in long-term corporate borrowings at December 31, 2017 were principal amounts of $230.0 million of our Senior Secured Notes due 2023, $600.0 million of our Notes due 2025, $375.0 million of our Notes due 2022, $595.0 million of our Notes due 2026, $475.0 million of our Notes due 2027, and £500.0 million ($675.1 million) of our Sterling Notes due 2024. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2023, Notes due 2025, Notes due 2022, Notes due 2026, Notes due 2027 and Sterling Notes due 2024 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2023, Notes due 2025, Notes due 2022, Notes due 2026, Notes due 2027, and Sterling Notes due 2024.

Foreign Currency Exchange Rate Risk.    We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our ownership of Odeon and Nordic. Odeon’s revenues and operating expenses are transacted in British Pounds and Euros, and Nordic’s revenues and operating expenses are transacted primarily in Swedish Krona and Euros. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If Odeon and Nordic operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for Odeon and Nordic. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our ownership in Odeon and Nordic as of December 31, 2017, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed, would increase the aggregate net earnings of our International markets reportable segment for the year ended December 31, 2017 by approximately $3.2 million.

Item 8.  Financial Statements and Supplementary Data

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AMC Entertainment Holdings, Inc.

TO THE STOCKHOLDERS OF AMC ENTERTAINMENT HOLDINGS, INC.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) of the Exchange Act. With management’s participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of December 31, 2017, based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company acquired Nordic Cinema Group Holding AB in March 2017. Due to the timing of the acquisition, and management excluded Nordic Cinemas Group Holding AB from its assessment of the effectiveness of the internal control over financial reporting as of December 31, 2017. The internal control over Nordic Cinema Group Holding AB’s financial reporting is associated with total assets of $1.3 billion and total revenues of $266.6 million included in the consolidated financial statements of AMC Entertainment Holdings, Inc. as of and for the year ended December 31, 2017. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017. The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report that follows this report.

/s/ Adam M. Aron
Chief Executive Officer, Director and President

/s/ Craig R. Ramsey
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AMC Entertainment Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited AMC Entertainment Holdings, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2017, and related notes (collectively, the “consolidated financial statements”), and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Nordic Cinema Group Holding AB during 2017, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, Nordic Cinema Group Holding AB’s internal control over financial reporting associated with total assets of $1.3 billion and total revenues of $266.6 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Nordic Cinema Group Holding AB.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Kansas City, Missouri
March 1, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

AMC Entertainment Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AMC Entertainment Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Kansas City, Missouri
March 1, 2018

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(in millions, except share and per share amounts)	December 31, 2017	December 31, 2016	December 31, 2015
Revenues
Admissions	$3,229.5	$2,049.4	$1,892.0
Food and beverage	1,548.4	1,019.1	910.1
Other theatre	301.3	167.4	144.8
Total revenues	5,079.2	3,235.9	2,946.9
Operating costs and expenses
Film exhibition costs	1,604.3	1,089.5	1,021.4
Food and beverage costs	252.1	142.2	128.6
Operating expense, excluding depreciation and amortization below	1,548.0	873.5	795.7
Rent	794.4	505.5	467.8
General and administrative:
Merger, acquisition and transaction costs	63.0	47.9	3.4
Other, excluding depreciation and amortization below	133.4	90.7	58.2
Depreciation and amortization	538.6	268.2	233.0
Impairment of long-lived assets	43.6	5.5	1.7
Operating costs and expenses	4,977.4	3,023.0	2,709.8
Operating income	101.8	212.9	237.1
Other expense (income):
Other expense (income)	(1.7)	(0.4)	10.7
Interest expense:
Corporate borrowings	231.6	110.7	96.8
Capital and financing lease obligations	42.4	10.8	9.2
Equity in (earnings) loss of non-consolidated entities	185.2	(47.7)	(37.1)
Investment income	(22.6)	(10.2)	(6.1)
Total other expense	434.9	63.2	73.5
Earnings (loss) before income taxes	(333.1)	149.7	163.6
Income tax provision	154.1	38.0	59.7
Net earnings (loss)	$(487.2)	$111.7	$103.9
Earnings (loss) per share:
Basic	$(3.80)	$1.13	$1.06
Diluted	$(3.80)	$1.13	$1.06
Average shares outstanding:
Basic (in thousands)	128,246	98,838	97,963
Diluted (in thousands)	128,246	98,872	98,029
Dividends declared per basic and diluted common share	$0.80	$0.80	$0.80

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
(in millions)	December 31, 2017	December 31, 2016	December 31, 2015
Net earnings (loss)	$(487.2)	$111.7	$103.9
Other comprehensive income (loss)
Unrealized foreign currency translation adjustment, net of tax	131.7	(3.9)	1.4
Pension and other benefit adjustments:
Net gain (loss) arising during the period, net of tax	(3.0)	(0.3)	0.2
Prior service credit arising during the period, net of tax	—	—	0.7
Amortization of net gain reclassified into general and administrative: other, net of tax	—	—	(1.7)
Amortization of prior service credit reclassified into general and administrative: other, net of tax	—	—	(1.8)
Curtailment gain reclassified into general and administrative: other, net of tax	—	—	(7.2)
Settlement gain reclassified into general and administrative: other, net of tax	—	—	(0.2)
Marketable securities:
Unrealized net holding gain arising during the period, net of tax	0.7	0.6	(1.1)
Realized net gain reclassified into investment income, net of tax	(0.4)	(1.8)	(0.2)
Equity method investees' cash flow hedge:
Unrealized net holding gain (loss) arising during the period, net of tax	—	(0.3)	(0.7)
Realized net loss (gain) reclassified into equity in earnings of non-consolidated entities, net of tax	(0.9)	0.4	0.5
Other comprehensive income (loss)	128.1	(5.3)	(10.1)
Total comprehensive income (loss)	$(359.1)	$106.4	$93.8

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$310.0	$207.1
Restricted cash	8.3	23.1
Receivables, net	271.5	213.6
Assets held for sale	80.0	70.4
Other current assets	202.6	169.4
Total current assets	872.4	683.6
Property, net	3,116.5	3,035.9
Intangible assets, net	380.5	365.1
Goodwill	4,931.7	3,933.0
Deferred tax asset, net	28.9	90.4
Other long-term assets	475.9	533.8
Total assets	$9,805.9	$8,641.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$569.6	$501.8
Accrued expenses and other liabilities	351.1	329.0
Deferred revenues and income	401.0	277.2
Current maturities of corporate borrowings and capital and financing lease obligations	87.7	81.2
Total current liabilities	1,409.4	1,189.2
Corporate borrowings	4,220.1	3,745.8
Capital and financing lease obligations	578.9	609.3
Exhibitor services agreement	530.9	359.3
Deferred tax liability, net	49.6	21.0
Other long-term liabilities	903.8	706.5
Total liabilities	7,692.7	6,631.1
Commitments and contingencies
Class A common stock (temporary equity) ($.01 par value, 112,817 shares issued; 76,048 shares outstanding as of December 31, 2017 and 140,014 shares issued; 103,245 shares outstanding as of December 31, 2016)	0.8	1.1
Stockholders’ equity:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 55,010,160 shares issued and 51,814,304 outstanding as of December 31, 2017; 34,236,561 shares issued and outstanding as of December 31, 2016)	0.5	0.3
Class B common stock ($.01 par value, 75,826,927 shares authorized; 75,826,927 shares issued and outstanding as of December 31, 2017 and December 31, 2016)	0.8	0.8
Additional paid-in capital	2,241.6	1,627.3
Treasury stock (3,232,625 shares as of December 31, 2017 and 36,769 shares as of December 31, 2016, at cost)	(48.2)	(0.7)
Accumulated other comprehensive income (loss)	125.6	(2.5)
Accumulated earnings (deficit)	(207.9)	384.4
Total stockholders’ equity	2,112.4	2,009.6
Total liabilities and stockholders’ equity	$9,805.9	$8,641.8

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Cash flows from operating activities:
Net earnings (loss)	$(487.2)	$111.7	103.9
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	538.6	268.2	233.0
Loss on NCM charged to merger, acquisition and transaction costs	22.6	—	—
Loss on extinguishment of debt	0.5	—	—
Deferred income taxes	157.8	34.1	51.6
Impairment of long-lived assets	43.6	5.5	1.7
Amortization of net premium on corporate borrowings	(2.7)	0.2	0.8
Amortization of deferred charges to interest expense	12.7	6.1	3.5
Theatre and other closure expense	3.0	5.2	5.0
Non-cash portion of stock-based compensation	5.7	4.9	10.5
Loss (gain) on dispositions	(2.5)	(2.4)	0.3
Loss on disposition of NCM	22.6	—	—
Gain on sale of Open Road	(17.2)	—	—
Repayment of Nordic interest rate swaps	(2.6)	—	—
Equity in (earnings) and loss from non-consolidated entities, net of distributions	(3.9)	(15.4)	(9.6)
NCM other-than-temporary impairment loss	208.0	—	—
Landlord contributions	133.3	125.1	83.3
Deferred rent	(52.9)	(33.7)	(24.5)
Net periodic benefit cost (credit)	0.6	0.7	(18.2)
Change in assets and liabilities, excluding acquisitions:
Receivables	(36.6)	(56.7)	(1.4)
Other assets	18.3	(29.1)	(2.8)
Accounts payable	34.7	21.5	41.3
Accrued expenses and other liabilities	(21.4)	(18.4)	(8.7)
Other, net	(16.3)	4.2	(2.2)
Net cash provided by operating activities	558.7	431.7	467.5
Cash flows from investing activities:
Capital expenditures	(626.8)	(421.7)	(333.4)
Acquisition of Nordic Cinemas Group, net of cash acquired	(583.5)	—	—
Acquisition of Odeon and UCI Cinemas Limited, net of cash acquired	—	(438.7)	—
Acquisition of Carmike Cinemas, Inc., net of cash acquired	—	(497.8)	—
Acquisition of Starplex Cinemas	—	0.7	(172.9)
Proceeds from sale leaseback transactions	136.2	—	—
Proceeds from disposition of NCM, Inc. shares, net	89.0	—	—
Proceeds from disposition of Open Road	9.2	—	—
Proceeds from disposition of long-term assets	24.1	19.9	0.6
Investments in non-consolidated entities, net	(11.1)	(10.5)	(1.9)
Other, net	(2.3)	(6.5)	(1.8)
Net cash used in investing activities	(965.2)	(1,354.6)	(509.4)
Cash flows from financing activities:
Proceeds from issuance of Term Loan due 2023	—	498.7	—
Proceeds from issuance of Senior Subordinated Sterling Notes due 2024	327.8	310.0	—
Proceeds from issuance of Senior Subordinated Notes due 2026	—	595.0	—
Proceeds from issuance of Senior Subordinated Notes due 2027	475.0	—	—
Proceeds from issuance of bridge loan due 2017	—	350.0	—
Payment of Odeon Senior Subordinated GBP Notes due 2018	—	(380.7)	—
Payment of Odeon Senior Subordinated EUR Notes due 2018	—	(212.5)	—

Payment of Nordic SEK Term Loan	(144.4)	—	—
Payment of Nordic EUR Term Loan	(169.5)	—	—
Proceeds from issuance of Senior Subordinated Notes due 2025	—	—	600.0
Proceeds from extension and modification of Term Loan due 2022	—	—	124.4
Proceeds from issuance of Senior Subordinated Notes due 2022	—	—	—
Net proceeds from equity offering	616.8	—	—
Repurchase of Senior Subordinated Notes due 2020	—	—	(645.7)
Borrowings (repayments) under Revolving Credit Facility	—	(75.0)	75.0
Principal payment of Bridge Loan due 2017	(350.0)	—	—
Payment of stock issuance offering costs	—	(0.8)	—
Principal payments under Term Loan	(12.6)	(8.8)	(5.8)
Principal payments under capital and financing lease obligations	(70.7)	(10.8)	(7.8)
Principal payments under promissory note	(1.4)	(1.4)	(1.4)
Principal amount of coupon payment under Senior Subordinated Notes due 2020	—	—	(3.5)
Cash used to pay for deferred financing costs	(33.6)	(65.9)	(21.3)
Cash used to pay dividends	(104.6)	(79.6)	(78.6)
Taxes paid for restricted unit withholdings	(6.5)	—	—
Purchase of treasury stock	(34.0)	—	—
Net cash provided by financing activities	492.3	918.2	35.3
Effect of exchange rate changes on cash and equivalents	17.1	0.6	(0.4)
Net increase (decrease) in cash and equivalents	102.9	(4.1)	(7.0)
Cash and equivalents at beginning of period	207.1	211.2	218.2
Cash and equivalents at end of period	$310.0	$207.1	$211.2
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (including amounts capitalized of $0.3 million, $0.2 million and $0.3 million)	$226.7	$105.4	$103.9
Income taxes paid, net	$10.9	$4.7	5.3
Schedule of non-cash activities:
Investment in NCM (See Note 5-Investments)	$235.2	$—	$76.1
Construction payables at period end	$82.7	$86.9	$37.1
Accrued treasury stock payable at period end	$13.5	$—	$—
See Note 2-Acquisitions for non-cash activities related to acquisitions

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Accumulated
	Class A Voting		Class B Voting		Additional		Other	Accumulated	Total
	Common Stock		Common Stock		Paid-in	Treasury	Comprehensive	Earnings	Stockholders’
(In millions, except share and per share data)	Shares	Amount	Shares	Amount	Capital	Stock	Income (Loss)	(Deficit)	Equity
Balance December 31, 2014	21,423,839	$0.2	75,826,927	$0.8	$1,172.5	$(0.7)	$12.9	$327.1	$1,512.8
Net earnings	—	—	—	—	—	—	—	103.9	103.9
Other comprehensive loss	—	—	—	—	—	—	(10.1)	—	(10.1)
Dividends declared	—	—	—	—	—	—	—	(78.6)	(78.6)
Tax benefit for dividend equivalents paid on RSUs and PSUs	—	—	—	—	0.3	—	—	—	0.3
RSUs surrendered to pay for payroll taxes	—	—	—	—	(0.1)	—	—	—	(0.1)
Stock-based compensation	15,312	—	—	—	10.5	—	—	—	10.5
Adoption of ASU No. 2016-09	—	—	—	—	(0.3)	—	—	0.3	—
Reclassification from temporary equity	5,939	—	—	—	—	—	—	—	—
Balance December 31, 2015	21,445,090	0.2	75,826,927	0.8	1,182.9	(0.7)	2.8	352.7	1,538.7
Net earnings	—	—	—	—	—	—	—	111.7	111.7
Other comprehensive loss	—	—	—	—	—	—	(5.3)	—	(5.3)
Dividends declared	—	—	—	—	—	—	—	(80.0)	(80.0)
RSUs surrendered to pay for payroll taxes	—	—	—	—	(0.5)	—	—	—	(0.5)
Stock-based compensation	38,000	—	—	—	4.9	—	—	—	4.9
Reclassification from temporary equity	27,197	—	—	—	0.2	—	—	—	0.2
Wanda capital contribution	—	—	—	—	10.0	—	—	—	10.0
Issuance of common stock related to Odeon and UCI Cinemas Holdings Limited acquisition, net of issuance costs	4,536,466	—	—	—	156.4	—	—	—	156.4
Issuance of common stock related to Carmike Cinemas, Inc. acquisition, net of issuance costs	8,189,808	0.1	—	—	273.4	—	—	—	273.5
Balance December 31, 2016	34,236,561	$0.3	75,826,927	$0.8	$1,627.3	$(0.7)	$(2.5)	$384.4	$2,009.6
Net loss	—	—	—	—	—	—	—	(487.2)	(487.2)
Other comprehensive income	—	—	—	—	—	—	128.1	—	128.1
Dividends declared	—	—	—	—	—	—	—	(105.1)	(105.1)
Additional offering	20,330,874	0.2	—	—	616.6	—	—	—	616.8
RSUs surrendered to pay for payroll taxes	—	—	—	—	(6.5)	—	—	—	(6.5)
Stock-based compensation	415,528	—	—	—	3.9	—	—	—	3.9
Share repurchases	—	—	—	—	—	(47.5)	—	—	(47.5)
Reclassification from temporary equity	27,197	—	—	—	0.3	—	—	—	0.3
Balance December 31, 2017	55,010,160	$0.5	75,826,927	$0.8	$2,241.6	$(48.2)	$125.6	$(207.9)	$2,112.4

See Notes to Consolidated Financial Statements

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016, 2015

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

On March 31, 2016, AMC Entertainment Inc. merged with and into Holdings, its direct parent company. In connection with the merger, Holdings assumed all of the obligations pursuant to the indentures to the 5.875% Senior Subordinated Notes due 2022 (“Notes due 2022”), the 5.75% Senior Subordinated Notes due 2025 (“Notes due 2025”) and the Credit Agreement, dated as of April 30, 2013 (as subsequently amended).

As of December 31, 2017, Wanda owned approximately 59.37% of Holdings’ outstanding common stock and 81.43% of the combined voting power of Holdings’ outstanding common stock and has the power to control Holdings’ affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), entering into mergers, sales of substantially all of the Company’s assets and other extraordinary transactions.

Use of Estimates:  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to: (1) Impairments, (2) Income and operating taxes, (3) Fair value of acquired assets and liabilities, and (4) Gift card and exchange ticket income. Actual results could differ from those estimates.

Principles of Consolidation:  The consolidated financial statements include the accounts of Holdings and all subsidiaries, as discussed above. All significant intercompany balances and transactions have been eliminated in consolidation. There are no noncontrolling (minority) interests in the Company’s consolidated subsidiaries; consequently, all of its stockholders’ equity (deficit), net earnings (loss) and comprehensive income (loss) for the periods presented are attributable to controlling interests. The Company manages its business under two reportable segments for its theatrical exhibition operations, U.S. markets and International markets.

Revenues:  Revenues are recognized when admissions and food and beverage sales are received at the theatres and are reported net of sales tax. The Company defers 100% of the revenue associated with the sales of gift cards and exchange tickets until such time as the items are redeemed or income from non-redemption is recorded. The Company recognizes income from non-redeemed or partially redeemed gift cards using the Proportional Method where it applies a non-redemption rate for its four gift card sales channels, which ranges from 15% to 21% of the current month sales, and the Company recognizes the total amount of income for that current month’s sales as income over the next 24 months in proportion to the pattern of actual redemptions. The Company has determined its non-redeemed rates and redemption patterns using data accumulated over ten years on a company-wide basis. Income for non-redeemed exchange tickets continues to be recognized as the redemption of these items is determined to be remote, that is if a ticket has not been used within 18 months after being purchased. During the years ended December 31, 2017, December 31, 2016, and December 31, 2015, the Company recognized $28.9 million, $22.9 million, and $22.9 million, of income, respectively, related to the derecognition of gift card liabilities, which was recorded in other theatre revenues in the Consolidated Statements of Operations. During the years ended December 31, 2017, December 31, 2016, and December 31, 2015, the Company recognized $11.9 million, $13.6 million, and $12.1 million of income, respectively, related to the derecognition of exchange ticket liabilities, which was recorded in other theatre revenues in the Consolidated Statements of Operations.

Film Exhibition Costs:  Film exhibition costs are accrued based on the applicable box office receipts and estimates of the final settlement to the film licenses. Film exhibition costs include certain advertising costs. As of December 31, 2017 and December 31, 2016, the Company recorded film payables of $229.4 million and $203.6 million, respectively, which are included in accounts payable in the accompanying Consolidated Balance Sheets.

Food and Beverage Costs:  The Company records rebate payments from vendors as a reduction of food and beverage costs when earned.

Screen Advertising:  The Company records its share of on-screen advertising revenues generated in other theatre revenues.

Customer Frequency Program:  AMC Stubs® is a customer loyalty program which allows members to earn rewards, receive discounts and participate in exclusive members-only offerings and services. In July 2016, the Company completed a national relaunch of its AMC Stubs® loyalty program featuring both a traditional paid tier called AMC Stubs PremiereTM and a new non-paid tier called AMC Stubs InsiderTM. Both programs reward loyal guests for their patronage of AMC Theatres. The AMC Stubs InsiderTM tier rewards guests for simply coming to the movies, and benefits include free refills on certain food items, discount ticket offers, a birthday gift and 20 reward points earned for every dollar spent. For a $15.00 annual membership fee, AMC Stubs PremiereTM members enjoy express service with specially marked shorter lines at the box office and concession stand, free size upgrades on certain food and beverage items, discount ticket offers, a birthday gift, discounted online ticketing fees and 100 reward points for every dollar spent. Some of the rewards earned are redeemable on future purchases at AMC locations. Once an AMC Stubs PremiereTM or AMC Stubs InsiderTM member accumulates 5,000 points they will earn a $5.00 virtual reward.

The portion of the admissions and food and beverage revenues attributed to the rewards is deferred as a reduction of admissions and food and beverage revenues and is allocated between admissions and food and beverage revenues based on expected member redemptions. Upon redemption, deferred rewards are recognized as revenues along with associated cost of goods. Converted rewards not redeemed within nine months are forfeited and recognized as admissions or food and beverage revenues. Progress rewards (member expenditures toward converted or earned rewards) for expired memberships are forfeited based upon specified periods of inactivity of the membership and recognized as admissions or food and beverage revenues. The program's annual membership fee is deferred, net of estimated refunds, and is recognized ratably over the one-year membership period in other revenues.

Advertising Costs:  The Company expenses advertising costs as incurred and does not have any direct-response advertising recorded as assets. Advertising costs were  $39.9 million, $10.1 million, and $10.3 million for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively, and are recorded in operating expense in the accompanying Consolidated Statements of Operations.

Cash and Equivalents:  All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents.

Intangible Assets:  Intangible assets were recorded at fair value, in the case of intangible assets resulting from the acquisition of Holdings by Wanda on August 30, 2012 and other theatre acquisitions, and are comprised of amounts assigned to theatre leases acquired under favorable terms, management contracts, a contract with an equity method investee, and a non-compete agreement, each of which are being amortized on a straight-line basis over the estimated remaining useful lives of the assets, and trademark and trade names, which are considered either definite or indefinite-lived intangible assets. Indefinite-lived intangible assets are not amortized but rather evaluated for impairment annually.

The Company first assesses the qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. For the year ended December 31, 2015, the Company recorded an intangible asset impairment charge of $0.8 million related to a favorable lease on one theatre with six screens, recorded in impairment of long-lived assets. There were no intangible asset impairment charges incurred during the years ended December 31, 2017 and December 31, 2016.

Investments:  The Company accounts for its investments in non-consolidated entities using either the cost or equity methods of accounting as appropriate, and has recorded the investments within other long-term assets in its Consolidated Balance Sheets. Equity earnings and losses are recorded when the Company’s ownership interest provides the Company with significant influence. The Company follows the guidance in ASC 323-30-35-3, which prescribes the use of the equity method for investments where the Company has significant influence. The Company classifies gains and losses on sales of investments or impairments accounted for using the cost method in investment income. Gains and losses on cash sales are recorded using the weighted average cost of all interests in the investments. Gains and losses related to non-cash negative common unit adjustments are recorded using the weighted average cost of those units in NCM. See Note 5 – Investments for further discussion of the Company’s investments in NCM. As of December 31, 2017, the Company holds equity method investments comprised of a 14.5% interest in NCM, a joint venture that markets and sells cinema advertising and promotions; a 15.8% interest in SV Holdco LLC (“SV Holdco”) Class C units and a 0.7% interest in SV Holdco Class A units, a joint venture that markets and sells cinema advertising and promotions through Screenvision; a 50% interest in Digital CineMedia Ltd. (“DCM”), a joint venture that provides advertising services in International markets; a 32.0% interest in AC JV, LLC (“AC JV”), a joint venture that owns Fathom Events offering alternative content for motion picture screens; a 29% interest in Digital Cinema Implementation Partners LLC (“DCIP”), a joint venture charged with implementing digital cinema in the Company’s theatres; a 14.6% interest in Digital Cinema Distribution Coalition, LLC (“DCDC”), a satellite distribution network for feature films and other digital cinema content; a 50% ownership interest in five U.S. motion picture theatres and one IMAX® screen; and approximately 50% ownership interest in 57 theatres in Europe acquired in the Nordic acquisition. Indebtedness held by equity method investees is non-recourse to the Company.

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

The Company’s recorded goodwill was $4,931.7 million and $3,933.0 million as of December 31, 2017 and December 31, 2016, respectively. The Company evaluates goodwill and its indefinite-lived trademark and trade names for impairment annually as of the beginning of the fourth quarter or more frequently as specific events or circumstances dictate. The Company’s goodwill is recorded in each of its three reporting units for its Domestic Theatres, Odeon Theatres, and Nordic Theatres.

The Company performed an interim impairment analysis during the third quarter of 2017 and reached a determination that there was no goodwill or trademark and tradename impairment. The Company performed its annual impairment analysis during the fourth quarter of calendar 2017 and the fourth quarter of calendar 2016, and reached a determination that there was no goodwill or trademark and trade name impairment. According to Accounting Standards Codification (“ASC”) 350-20, the Company has an option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. During the fourth quarter of calendar 2017 and the fourth quarter of calendar 2016, the Company assessed qualitative factors and reached a determination that it is not more likely than not that the fair value of the Company’s reporting units are less than their carrying values, and therefore, no impairment charge was incurred.

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

Accounts Payable:  Under the Company’s cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified within accounts payable in the balance sheet. The change in book overdrafts are reported as a component of operating cash flows for accounts payable as they do not represent bank overdrafts. The amount of these checks included in accounts payable as of December 31, 2017 and December 31, 2016 was $72.8 million and $60.3 million, respectively.

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

Occasionally, the Company or other theatre operators it has acquired are responsible for the construction of new leased theatres and for paying project costs that are in excess of an agreed upon amount to be reimbursed from the developer. ASC 840-40-05-5 requires the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period and therefore it is required to account for these projects as sale and leaseback transactions. As a result, the Company has recorded financing lease obligations for failed sale leaseback transactions of $499.6 million and $533.6 million in its Consolidated Balance Sheets related to these types of projects as of December 31, 2017 and December 31, 2016, respectively.

Sale and Leaseback Transactions:  The Company accounts for the sale and leaseback of real estate assets in accordance with ASC 840-40. Losses on sale leaseback transactions are recognized at the time of sale if the fair value of the property sold is less than the net book value of the property. Gains on sale and leaseback transactions are deferred and amortized over the remaining lease term. On September 14, 2017, the Company completed the sale and leaseback of the real estate assets associated with seven theatres for proceeds net of closing costs of $128.4 million. The gain on sale of approximately $78.2 million has been deferred and will be amortized over the remaining lease term. On December 18, 2017, the Company completed the sale and leaseback of the real estate assets associated with one theatre for proceeds net of closing costs of $7.8 million. The loss on sale of $0.5 million was recognized immediately.

Impairment of Long-lived Assets:  The Company reviews long-lived assets, including definite-lived intangibles, investments in non-consolidated equity method investees, and internal use software for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be fully recoverable. The Company identifies impairments related to internal use software when management determines that the remaining carrying value of the software will not be realized through future use. The Company reviews internal management reports on a quarterly basis as well as monitors current and potential future competition in the markets where it operates for indicators of triggering events or circumstances that indicate potential impairment of individual theatre assets. The Company evaluates theatres using historical and projected data of theatre level cash flow as its primary indicator of potential impairment and considers the seasonality of its business when making these evaluations. The Company performs its impairment analysis quarterly. Under these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset group, an impairment loss is recognized in the amount by which the carrying value of the asset group exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date for the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period unless it is probable existing renewal options will be exercised and may be less than the remaining lease period when the Company does not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows.

There is considerable management judgment necessary to determine the estimated future cash flows and fair values of the Company’s theatres and other long-lived assets, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy, see Note 14 – Fair Value Measurements.

Impairment losses in the Consolidated Statements of Operations are included in the following captions:

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2017	2016	2015
Impairment of long-lived assets	$43.6	$5.5	$1.7

During calendar 2017, the Company recognized an impairment loss of $43.6 million on 12 theatres in the U.S. markets with 179 screens which was related to property, net. During calendar 2016, the Company recognized an impairment loss of $5.5 million on two theatres in the U.S. markets with 22 screens, which was related to property, net. During calendar 2015, the Company recognized an impairment loss of $1.7 million on three theatres in the U.S. markets with 15 screens, which was related to property, net of $0.9 million, and intangible assets, net of $0.8 million.

Foreign Currency Translation:  Operations outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average rates of exchange. The resultant translation adjustments are included in foreign currency translation adjustment, a separate component of accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions, except those intercompany transactions of a long-term investment nature, and the Company’s £500.0 million, 6.375% Senior Subordinated Notes due 2024, which have been designated as a non-derivative net investment hedge of the Company’s investment in Odeon and UCI Cinemas Holdings Limited (“Odeon”) are not included in net earnings. If the Company substantially liquidates its investment in a foreign entity, any gain or loss on currency translation balance recorded in accumulated other comprehensive income (loss) is recognized as part of a gain or loss on disposition.

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

Casualty Insurance:  The Company is self-insured for general liability up to $1.0 million per occurrence and carries a $0.5 million deductible limit per occurrence for workers’ compensation claims. The Company utilizes actuarial projections of its ultimate losses to calculate its reserves and expense. The actuarial method includes an allowance for adverse developments on known claims and an allowance for claims which have been incurred but which have not yet been reported. As of December 31, 2017 and December 31, 2016, the Company recorded casualty insurance reserves of $28.1 million and $23.8 million. The Company recorded expenses related to general liability and workers’ compensation claims of $22.1 million, of $15.6 million, and $18.5 million for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively.

Other Expense (Income):  The following table sets forth the components of other expense (income):

	Year Ended
	December 31,
(In millions)	2017	2016	2015
Loss on modification of Senior Secured Credit Facility-Term loan 2022	$—	$—	$1.4
Loss on redemption of 9.75% Senior Subordinated Notes due 2020	—	—	9.3
Business interruption insurance recoveries	(0.4)	(0.4)	—
Financing related foreign currency transaction gains	(3.0)	—	—
Third party fees relating to Third Amendment to our Senior Secured Credit Agreement	1.0	—	—
Fees relating to redemption of Bridge Loan Facility	0.4	—	—
Miscellaneous	0.3	—	—
Other expense (income)	$(1.7)	$(0.4)	$10.7

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

Early Adoption of New Accounting Pronouncements: The Company early adopted the provisions of Accounting Standards Update (“ASU”) No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), as of the third quarter of 2017 on a prospective basis. The Company performed an interim goodwill impairment test during the third quarter of 2017 due to the recent declines in equity values of the Company’s publicly traded stock.  As a result of this test, the Company did not record a goodwill impairment loss during the nine months ended September 30, 2017. See Note 4—Goodwill and Intangible Assets for further information regarding the interim goodwill impairment test.

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

New Accounting Pronouncements: In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases, (“ASC 842”) which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for the Company on January 1, 2019, with early adoption permitted. The Company plans to adopt the guidance on January 1, 2019. Unless an alternative adoption method has been approved by the FASB, a modified retrospective transition approach is required for leases existing at, or entered into after the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In January 2018, the FASB issued ASU No. 2018-01, Leases, which permits an entity to elect an optional transition practical expedient to not evaluate under ASU 842 land easements that exist or expired before the entity’s adoption of ASC 842 and that were not previously accounted for as leases.

The Company expects that this standard will have a material effect on its consolidated financial statements. While the Company is continuing to assess the effect of adoption, the Company currently believes the most significant changes relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for theatres currently subject to operating leases; (2) the derecognition of existing assets and liabilities for certain sale-leaseback transactions (including those arising from build-to-suit lease arrangements for which construction is complete and the Company is leasing the constructed asset) that currently do not qualify for sale accounting; and (3) the derecognition of existing assets and liabilities for certain assets under construction in build-to-suit lease arrangements that the Company will lease when construction is complete. The Company does not expect a significant change in our leasing activity between now and adoption. The Company expects to elect all of the standard’s available practical expedients on adoption. However, the Company has not quantified the effects of these expected changes from the new standard.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASC 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASC 606 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from the contracts with customers. On July 9, 2015, the FASB decided to delay the effective date of ASC 606 by one year. The new standard is effective for the Company on January 1, 2018. The standard permits the use of either a retrospective or modified retrospective transition method. The Company has adopted the guidance on January 1, 2018 and has selected the modified retrospective transition method. The Company continues to evaluate and quantify the effect that ASC 606 will have on its consolidated financial statements. While the Company does not believe the adoption of ASC 606 will have a material impact to its results of operations or cash flows, the Company does expect ASC 606 to materially impact the classification of revenue and related expenses. The Company currently expects the following impacts:

•

The Company believes its Exhibitor’s Services Agreement with NCM includes a significant financing component due to the significant length of time necessary to fulfill the performance obligation as compared to the advanced payment received. Upon adoption of ASC 606, the Company expects advertising revenues will significantly increase with a similar offsetting increase in noncash interest expense. Without giving effect to any annual Common Unit Adjustments during 2018, the Company expects an increase in advertising revenues of approximately $27.0 million, with an offsetting increase in noncash interest expense of $42.0 million. Upon adoption of ASC 606 and pursuant to the calculation requirements for the time value of money, the amortization method will reflect the front-end loading of the significant financing component where more interest expense is recognized earlier during the term of the agreement and the back-end recognition of the deferred revenue amortization. The Company is recognizing a cumulative effect transition adjustment of initially applying ASC 606 by decreasing retained earnings on January 1, 2018 by approximately $53.0 million prior to any income tax effect, as a result of the change in amortization methods. The Company does not expect these changes to have any impact on its cash flows from operations.

•

The Company currently records online ticket fee revenues net of third-party commission or service fees. In accordance with ASC 606 guidance, the Company believes that it is a principal (as opposed to agent) in the arrangement with third-party internet ticketing companies in regard to sale of online tickets to customers, and therefore, the Company expects to recognize ticket fee revenues based on a gross transaction price. Based on current volume during 2017, the Company expects other revenues and other operating expense to increase by approximately $18.0 million to $21.0 million, but it will not have an impact on net income or cash flows from operations.

•

With respect to other areas impacted by ASC 606 such as the change of accounting for non-redeemed exchange tickets and certain loyalty programs using the proportional method versus the remote method, and gift card commission expenses being capitalized as opposed to expensed as incurred, the Company does not expect those accounting changes to have a material impact to its net income or cash flows from operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The amendments require that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and is effective for the Company on January 1, 2018. The Company is evaluating the new guidance to determine the impact it will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides new guidance regarding the measurement and recognition of credit impairment for certain financial assets. Such guidance will impact how the Company determines its allowance for estimated uncollectible receivables and evaluates its available-for-sale investments for impairment. ASU 2016-13 is effective for the Company in the first quarter of 2020, with early adoption permitted in the first quarter of 2019. The Company is currently evaluating the effect that ASU 2016-13 will have on its consolidated financial statements and related disclosures, and the Company has not determined if it will early adopt.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires that an entity recognize the income tax consequences of intra-entity transfers of assets other than inventory at the time of the transfer instead of deferring the tax consequences until the asset has been sold to an outside party, as current U.S. GAAP requires. ASU 2016-16 is effective for annual periods, and interim periods therein, beginning after December 15, 2017. The new standard is effective for the Company on January 1, 2018. Early application is permitted in any interim or annual period. The Company is currently evaluating this new guidance to determine the impact it will have on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of the share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. The new standard is effective for the Company on January 1, 2018. Early adoption is permitted, including adoption in any interim period. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments allow for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments also require certain disclosures about stranded tax effects. ASU 2018-02 is effective for the Company on January 1, 2019 and early adoption of the amendments is permitted, including adoption in any interim period. The Company is currently evaluating the effect that ASU 2018-02 will have on its consolidated financial statements and related disclosures.

NOTE 2 – ACQUISITIONS

Odeon and UCI Cinemas Holdings Limited.

On November 30, 2016, the Company completed the acquisition of Odeon for approximately £510.4 million ($637.1 million) comprised of cash of approximately £384.8 million ($480.3 million) and 4,536,466 shares of the Company’s Class A common stock with a fair value of £125.6 million ($156.4 million) based on a closing share price of $34.55 per share on November 29, 2016. The amounts set forth above are based on a GBP/USD exchange rate of approximately 1.25 on November 30, 2016.

The acquisition was being treated as a purchase in accordance with ASC 805, Business Combinations, which required allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management’s judgment after evaluating several factors, including a valuation assessment. The Company finalized the appraisals for both tangible and intangible assets and liabilities during the fourth quarter of 2017. The following is a summary of the final allocation of the purchase price:

(In millions)	November 30, 2016	Changes	December 31, 2017
Cash	$41.6	$—	$41.6
Receivables	26.2	—	26.2
Other current assets	58.1	—	58.1
Property (1)	755.9	(19.9)	736.0
Intangible assets (2)	112.1	2.3	114.4
Goodwill (3)	898.6	26.1	924.7
Deferred tax asset	18.7	4.6	23.3
Other long-term assets	29.6	—	29.6
Accounts payable	(78.9)	—	(78.9)
Accrued expenses and other liabilities	(118.2)	(2.1)	(120.3)
Deferred revenues and income	(20.4)	0.4	(20.0)
9% Senior Secured Note GBP due 2018	(382.9)	—	(382.9)
4.93% Senior Secured Note EUR due 2018	(213.7)	—	(213.7)
Capital lease and financing lease obligations (4)	(365.3)	(2.9)	(368.2)
Deferred tax liability	(21.3)	4.5	(16.8)
Other long-term liabilities (5)	(103.0)	(13.0)	(116.0)
Total estimated purchase price	$637.1	$—	$637.1

(1)

Amounts recorded for property include land, buildings, capital lease assets, leasehold improvements, furniture, fixtures and equipment. During the year ended December 31, 2017, the Company recorded measurement period adjustments primarily related to the valuation of property and financing lease obligations. During the year ended December 31, 2017, the Company sold one theatre and reduced the carrying value to fair value.

(2)	Amounts recorded for intangible assets include favorable leases, management agreements and trade names.

(3)	Amounts recorded for goodwill are not deductible for tax purposes.

(4)	Including current portion of approximately $26.4 million.

(5)	Amounts recorded for other long-term liabilities include unfavorable leases of approximately $51.1 million.

The fair value measurement of tangible and intangible assets and liabilities were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows, appraisals, and market comparables.

During the years ended December 31, 2017 and December 31, 2016, the Company incurred acquisition-related costs for Odeon of approximately $12.3 million and $20.9 million, respectively, which were included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations. Odeon was acquired on November 30, 2016 and the Company immediately began integrating the operations. The revenues for the years ended December 31, 2017 and December 31, 2016 were $1,089.1 million and $112.7 million, respectively, and the net earnings was $20.9 million and $16.8 million, respectively.

Carmike Cinemas, Inc.

On December 21, 2016, the Company completed the acquisition of Carmike Cinemas, Inc. (“Carmike”) for approximately $858.2 million comprised of cash of $584.3 million and 8,189,808 shares of the Company’s Class A common stock with a fair value of $273.5 million (based on a closing share price of $33.45 per share on December 20, 2016). The Company also assumed debt of $230.0 million aggregate principal amount of 6.00% Senior Secured Notes due June 15, 2023 (the “Senior Secured Notes due 2023”).

The acquisition was being treated as a purchase in accordance with ASC 805, Business Combinations, which required allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction.

The allocation of purchase price is based on management’s judgment after evaluating several factors, including a valuation assessment. The Company finalized the appraisals for both tangible and intangible assets and liabilities during the fourth quarter of calendar 2017. The following is a summary of the final allocation of the purchase price:

(In millions)	December 21, 2016	Changes	December 31, 2017
Cash	$86.5	$—	$86.5
Receivables	12.3	(0.3)	12.0
Other current assets	14.2	(0.7)	13.5
Property (1)	719.6	(82.3)	637.3
Intangible assets (2)	25.9	(5.5)	20.4
Goodwill (3)	624.8	27.8	652.6
Other long-term assets	19.4	—	19.4
Accounts payable	(37.0)	—	(37.0)
Accrued expenses and other liabilities	(53.0)	(0.3)	(53.3)
Deferred revenues and income	(19.9)	(0.7)	(20.6)
Deferred tax asset (liability)	(19.5)	88.2	68.7
6% Senior Secured Notes due 2023	(242.1)	—	(242.1)
Capital and financing lease obligations (4)	(222.0)	(1.7)	(223.7)
Other long-term liabilities (5)	(51.0)	(24.5)	(75.5)
Total estimated purchase price	$858.2	$—	$858.2

(1)

Amounts recorded for property includes land, buildings, capital lease assets, leasehold improvements, furniture, fixtures and equipment. During the year ended December 31, 2017, the Company sold 13 theatres and reduced the carrying value to fair value.

(2)	Amounts recorded for intangible assets include favorable leases and trade name.

(3)	Amounts recorded for goodwill are not deductible for tax purposes.

(4)	Including current portion of approximately $30.4 million.

(5)	Amounts recorded for other long-term liabilities include unfavorable leases of approximately $75.5 million.

The fair value measurement of tangible and intangible assets and liabilities were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows, appraisals, and market comparables.

During the years ended December 31, 2017, and December 31, 2016, the Company incurred acquisition-related and transition costs for Carmike of approximately $39.6 million and $25.4 million, respectively, which were included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations. Carmike was acquired on December 21, 2016 and the Company immediately began integrating the operations. The revenues for the years ended December 31, 2017 and December 31, 2016 were $693.2 million and $46.5 million, respectively, and the net earnings (loss) was $(13.3) million and $16.2 million, respectively.

Department of Justice Final Judgment - In connection with the acquisition of Carmike the Company entered into a Final Judgment with the United States Department of Justice (“DOJ”) on March  7, 2017, pursuant to which the Company agreed to take certain actions to enable it to complete its acquisition of Carmike, including the divestiture of 17 movie theatres (and certain related assets) in the 15 local markets where the Company and Carmike are direct competitors to one or more acquirers acceptable to the DOJ (the Company received gross proceeds of $25.1 million related to divested theatre assets that were held for sale and sold during the year ended December 31, 2017); establish firewalls to ensure the Company does not obtain National CineMedia, LLC’s (“NCM LLC”), National CineMedia, Inc. (“NCM, Inc” and collectively with NCM LLC “NCM”) Screenvision’s or other exhibitors competitively sensitive information; relinquish seats on NCM’s board of directors and all other NCM governance rights; and transfer 24 theatres comprising 384 screens (which represent less than 2% of NCM’s total network) to the Screenvision network. This includes five Carmike theatres that implemented the Screenvision network prior to completion of the Carmike acquisition, an AMC theatre required to extend its existing term with the Screenvision network, and an AMC theatre that was also included in the divestitures. The settlement agreement also requires the Company to divest the majority of its equity interests in NCM, so that by June 20, 2019, it owns no more than 4.99% of NCM’s outstanding equity interests on a fully converted basis per the following schedule: (i) on or before December 20, 2017, AMC must own no more than 15% of NCM’s outstanding equity interests; (ii) on or before December 20, 2018, AMC must own no more than 7.5% of NCM’s outstanding equity interests; and (iii) on or before June 20, 2019 AMC must own no more than 4.99% of NCM’s outstanding equity interests. The Company sold 14,800,000 NCM, Inc. common shares during the year ended December 31, 2017 and has satisfied the DOJ divestiture requirements related to NCM for calendar 2017 as calculated pursuant to the Final Judgment. In addition, in accordance with the terms of the settlement, effective December 20, 2016, Craig R. Ramsey, executive vice president and Chief Financial Officer of the Company, resigned his position as a member of the Board of Directors of NCM, Inc.

NCM Agreement

On March 9, 2017, the Company reached an agreement with NCM to implement the requirements of the Final Judgment entered in connection with the DOJ approval of the Carmike transaction. Pursuant to the agreement, the Company received approximately 18,400,000 NCM common units related to annual attendance at the Carmike theatres. Because the Carmike theatres were subject to a pre-existing agreement with a third-party and will not receive advertising services from NCM, the Company will be obligated to make quarterly payments to NCM reflecting the estimated value of the advertising services at the Carmike theatres as if NCM had provided such services. The quarterly payments will continue until the earlier of (i) the date the theatres are transferred to the NCM network or (ii) expiration of the Exhibitors Services Agreement (“ESA”) with NCM. All calculations were be made pursuant to the terms of the existing ESA and Common Unit Adjustment Agreement with NCM. With regard to the existing AMC theatres on the NCM network that are required under the Final Judgment to be transferred to another advertising provider, the Company returned approximately 2,850,000 NCM common units to NCM, calculated under the Common Unit Adjustment Agreement as if such theatres had been disposed of on March 3, 2017. The Company is not obligated to make quarterly payments with respect to the transferred theatres. In addition, the Company returned 1,800,000 additional NCM common units (valued at approximately $25.0 million) in exchange for a waiver of exclusivity by NCM as to the required transferred theatres for the term of the Final Judgment, which was expensed as General and administrative: Merger, acquisition and transaction costs when the common units were returned to NCM. As a result of the agreement, the Company received approximately 13,750,000 net additional NCM common units, valued at approximately $175.0 million based on the market price of NCM, Inc. stock on March 8, 2017. Due to the structure of the transactions, the Company no longer anticipates recognizing taxable gain upon the receipt of the new NCM common units. The Company reimbursed NCM $1.0 million for expenses related to the negotiation of this agreement.

Nordic Cinema Group Holding AB

On March 28, 2017, the Company completed the acquisition of Nordic Cinema Group Holding AB (“Nordic”) for cash. The purchase price for Nordic was cash of SEK 5,756 million ($654.9 million), which includes payment of interest on the equity value and repayment of shareholder loans. As a result of the acquisition, the Company assumed the indebtedness of Nordic of approximately SEK 1,269 million ($144.4 million) and indebtedness of approximately €156 million ($169.5 million) as of March 28, 2017, which was refinanced subsequent to the acquisition. The Company also assumed approximately SEK 13.5 million ($1.6 million) and approximately €1.0 million ($1.1 million) of interest rate swaps related to the indebtedness, which were repaid following the acquisition. All amounts have been converted into US Dollar amounts assuming an SEK/USD exchange rate of 0.11378 and an EUR/USD exchange rate of 1.0865, which were the exchange rates on March 27, 2017.

The acquisition is being treated as a purchase in accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805, Business Combinations”), which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management’s judgment after evaluating several factors, including a preliminary valuation assessment. Because the values assigned to assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Annual Report on Form 10–K, amounts may be adjusted during the measurement period of up to twelve months from the date of acquisition or as further information becomes available. Any changes in the fair values of assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. The allocation of purchase price is preliminary and subject to changes as appraisals of tangible and intangible assets and liabilities including working capital are finalized, purchase price adjustments are completed and additional information regarding the tax bases of assets and liabilities at the acquisition date becomes available. The following is a summary of a preliminary allocation of the purchase price:

(In millions)	March 28, 2017	Changes	December 31, 2017
Cash	$70.5	$0.9	$71.4
Restricted cash	—	5.9	5.9
Receivables	25.0	(11.6)	13.4
Other current assets	14.0	9.6	23.6
Property (1)	89.8	44.8	134.6
Intangible assets (1) (2)	—	23.8	23.8
Goodwill (3)	872.1	(72.8)	799.3
Deferred tax asset	5.5	(4.2)	1.3
Other long-term assets	41.0	28.0	69.0
Accounts payable	(30.3)	0.1	(30.2)
Accrued expenses and other liabilities	(26.5)	(9.6)	(36.1)
Deferred revenues and income	(43.5)	—	(43.5)
Term Loan Facility (SEK)	(144.4)	—	(144.4)
Term Loan Facility (EUR)	(169.5)	—	(169.5)
Capital lease and financing lease obligations (1)(4)	(29.2)	17.5	(11.7)
Deferred tax liability	(5.2)	(14.7)	(19.9)
Other long-term liabilities (5)	(14.4)	(17.7)	(32.1)
Total estimated purchase price	$654.9	$—	$654.9

(1)

Amounts recorded for property include land, buildings, capital lease assets, leasehold improvements, furniture, fixtures and equipment. During the year ended December 31, 2017, the Company recorded measurement period adjustments primarily related to the preliminary valuation of property, intangible assets, equity method investments, financing lease obligations and related tax adjustments.

(2)	Additional information for intangible assets acquired on March 28, 2017 is presented below:

	Weighted Average	Gross
(In millions)	Amortization Period	Carrying Amount
Acquired intangible assets:
Amortizable intangible assets:
Favorable leases	7.0 years	$3.2
Favorable subleases	4.5 years	1.3
Screen advertising agreement	5.0 years	8.3
Trade name agreement	4.0 years	1.0
Total, amortizable	5.3 years	$13.8
Unamortized intangible assets:
Trade names		$10.0

(3)	Amounts recorded for goodwill are not expected to be deductible for tax purposes.

(4)	Including current portion of approximately $1.9 million.

(5)	Amounts recorded for other long-term liabilities include unfavorable leases of approximately $18.5 million.

The fair value measurement of tangible and intangible assets and liabilities were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows, appraisals, and market comparables.

During the year ended December 31, 2017, the Company incurred acquisition-related and transition costs for Nordic of approximately $10.1 million, which were included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations. Nordic was acquired on March 28, 2017 and the Company immediately began integrating the operations. The revenues for Nordic during the year ended December 31, 2017 were $266.6 million, and net earnings was $22.7 million for the year ended December 31, 2017.

Pro Forma Results of Operations (Unaudited)

The following selected comparative unaudited pro forma results of operation information for the years ended December 31, 2017 and December 31, 2016 assumes that the Odeon, Carmike, and Nordic acquisitions occurred at the beginning of 2016, and reflects the full results of operations for the years presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Odeon, Carmike, and Nordic to reflect the fair value adjustments to property and equipment and financing obligations. The pro forma financial information presented includes the effects of adjustments related to preliminary values assigned to long-lived assets, including depreciation charges from acquired property and equipment, interest expense and incremental shares issued from financing the acquisitions and the related income tax effects and the elimination of Carmike and AMC historical revenues and expenses for theatres in markets that were divested as required by the Department of Justice. Merger, acquisition and transaction costs directly related to the acquisitions have not been removed.

	Pro Forma Year Ended
	December 31,
(In millions)	2017	2016
Revenues	$5,156.0	$5,256.5
Operating income	$108.8	$191.8
Net loss	$(497.1)	$(88.0)
Income (loss) per share:
Basic	$(3.88)	$(0.67)
Diluted	$(3.88)	$(0.67)

NOTE 3 – PROPERTY

A summary of property is as follows:

(In millions)	December 31, 2017	December 31, 2016
Property owned:
Land	$130.5	$147.7
Buildings and improvements	949.9	987.2
Leasehold improvements	1,198.0	1,074.1
Furniture, fixtures and equipment	1,970.6	1,498.9
	4,249.0	3,707.9
Less: accumulated depreciation	1,248.6	786.0
	3,000.4	2,921.9

Property leased under capital leases:
Building and improvements	134.4	120.2
Less: accumulated depreciation and amortization	18.3	6.2
	116.1	114.0
	$3,116.5	$3,035.9

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

Depreciation expense was $495.2 million, $239.9 million, and $210.3 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.

NOTE 4 –  GOODWILL AND INTANGIBLE ASSETS

Activity of goodwill is presented below:

(In millions)	U.S. Markets	International Markets(2)	Total
Balance as of December 31, 2015	$2,406.7	$—	$2,406.7
Acquisition of Odeon	—	898.6	898.6
Acquisition of Carmike	624.8	—	624.8
Adjustments to Starplex	13.3	—	13.3
Currency translation adjustment	—	(10.4)	(10.4)
Balance as of December 31, 2016	3,044.8	888.2	3,933.0
Acquisition of Nordic	—	872.1	872.1
Adjustments to acquisition of Nordic(1)	—	(72.8)	(72.8)
Adjustments to acquisition of Odeon(1)	—	26.1	26.1
Adjustments to acquisition of Carmike(1)	27.8	—	27.8
Currency translation adjustment	—	145.5	145.5
Balance as of December 31, 2017	$3,072.6	$1,859.1	$4,931.7

(1)	Change in goodwill from purchase price allocation adjustments. See Note 2 – Acquisitions for further information.

(2)	As of December 31, 2017, the goodwill for the Odeon Theatres reporting unit and the Nordic Theatres reporting unit was $1,000.7 million and $858.4 million, respectively.

Detail of other intangible assets is presented below:

		December 31, 2017		December 31, 2016
		Gross		Gross
	Remaining	Carrying	Accumulated	Carrying	Accumulated
(In millions)	Useful Life	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Favorable leases	1 to 41 years	$209.8	$(42.1)	$198.1	$(27.9)
Management contracts and franchise rights	1 to 8 years	16.1	(5.5)	5.8	(3.2)
Non-compete agreement	3 years	2.6	(1.0)	2.6	(0.5)
Starplex trade name	9 years	7.9	(1.0)	7.9	(0.2)
Carmike trade name	6 years	9.3	(1.4)	10.0	(0.1)
NCM tax receivable agreement	19 years	20.9	(4.5)	20.9	(3.6)
Total, amortizable		$266.6	$(55.5)	$245.3	$(35.5)
Unamortized Intangible Assets:
AMC trademark		$104.4		$104.4
Odeon trade names		54.3		50.9
Nordic trade names		10.7		—
Total, unamortizable		$169.4		$155.3

Amortization expense associated with the intangible assets noted above is as follows:

	Year Ended
(In millions)	December 31, 2017	December 31, 2016	December 31, 2015
Recorded amortization	$20.0	$9.6	$8.4

Estimated annual amortization for the next five calendar years for intangible assets is projected below:

(In millions)	2018	2019	2020	2021	2022
Projected annual amortization	$20.0	$17.9	$16.7	$15.2	$13.4

NOTE 5 –  INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the Consolidated Balance Sheets in other long-term assets. Investments in non-consolidated affiliates as of December 31, 2017, include interests in NCM of 14.5%, DCIP of 29.0%, DCDC of 14.6%, AC JV, owner of Fathom Events, of 32.0%, SV Holdco, owner of Screenvision, 16.5% and Digital Cinema Media (“DCM”) of 50.0%. The Company also has partnership interests in five U.S. motion picture theatres and one IMAX® screen of 50.0% (“Theatre Partnerships”) and approximately 50.0% interest in 57 theatres in Europe acquired in the Odeon and Nordic acquisitions. Indebtedness held by equity method investees is non-recourse to the Company.

At December 31, 2017, the Company’s recorded investments are greater than its proportional ownership of the underlying equity in its non-consolidated affiliates by approximately $24.4 million, excluding NCM.

Amounts payable to U.S. Theatre Partnerships were $2.8 million and $1.8 million as of December 31, 2017 and December 31, 2016, respectively.

RealD Inc. Common Stock

The Company sold all of its 1,222,780 shares in RealD Inc. during the year ended December 31, 2016 and recognized a gain on sale of $3.0 million.

Dreamscape and Central Services Studios Preferred Stock

During the year ended December 31, 2017, the Company invested $5.0 million in Dreamscape Immersive, Inc. and invested $5.0 million in Central Services Studios, Inc. as a part of its virtual reality technologies strategy. During January 2018, the Company invested an additional $5.0 million in Dreamscape and an additional $5.0 million in Central Services Studios. The Company does not have significant influence over these entities and will follow the cost method of accounting.

NCM Transactions

On March 29, 2005, the Company along with Regal combined their screen advertising operations to form NCM. On July 15, 2005, Cinemark joined the NCM joint venture by contributing its screen advertising business. The Company, Regal and Cinemark are the “Founding Members” of NCM. On February 13, 2007, NCM, Inc., a newly formed entity that now serves as the sole manager of NCM, closed its initial public offering, or IPO, of 42,000,000 shares of its common stock at a price of $21.00 per share.

As of December 31, 2017, the Company owns a 14.5% interest in NCM. The Company accounts for its investment following the equity method. All of the Company’s NCM LLC membership units are redeemable for, at the option of NCM, Inc., cash or shares of common stock of NCM, Inc. on a share-for-share basis. On September 7, 2017, the Company converted 14,600,000 common membership units in NCM LLC to common shares of NCM, Inc. No gain or loss was recorded on the exchange and the common stock investment in NCM, Inc. follows the equity method of accounting. On September 18, 2017, the Company entered into an agreement to sell 12,000,000 common shares in NCM Inc. for approximately $73.1 million, representing a price per share of $6.09. The sale was completed on September 20, 2017, and the Company recognized a loss on sale of approximately $17.9 million including transaction costs. On September 29, 2017, the Company sold its remaining 2,800,000 common shares of NCM, Inc. for approximately $18.2 million, representing a price per share of $6.49. The Company recognized a loss on sale of approximately $3.1 million including transaction costs. On October 20, 2017, the Company converted 1,000,000 common membership units in NCM LLC to common shares of NCM, Inc. with no gain or loss recognized. As of December 31, 2017, the Company owned 22,392,630 common membership units in NCM LLC and 1,000,000 common shares of NCM, Inc. The estimated fair value of the common membership units in NCM LLC and common shares of NCM, Inc. was approximately $160.5 million based on the publicly quoted price per equivalent share of NCM, Inc. on December 31, 2017 of $6.86 per share.

Department of Justice Final Judgment - In connection with the acquisition of Carmike the Company entered into a Final Judgment with the United States Department of Justice (“DOJ”) on March 7, 2017, pursuant to which the Company agreed to take certain actions to enable it to complete its acquisition of Carmike. The settlement agreement requires the Company to divest the majority of its equity interests in National CineMedia, Inc. (“NCMI”) and NCM LLC (so that by June 20, 2019, it owns no more than 4.99% of NCM’s outstanding equity interests per the following schedule: (i) on or before December 20, 2017, AMC must own no more than 15% of NCM’s outstanding equity interests; (ii) on or before December 20, 2018, AMC must own no more than 7.5% of NCM’s outstanding equity interests; and (iii) on or before June 20, 2019, AMC must own no more than 4.99% of NCM’s outstanding equity interests. In addition, in accordance with the terms of the settlement, effective December 20, 2016, Craig R. Ramsey, executive vice president and Chief Financial Officer of the Company, resigned his position as a member of the Board of Directors of National CineMedia, Inc. As a result of this agreement, the Company has reclassified $44.6 million of carrying value of its investment in NCM as available for sale in other current assets as of December 31, 2017. The available for sale common units of NCM LLC and common shares of NCM, Inc. as of December 31, 2017 were valued using the publicly quoted price per share of NCM, Inc. of $6.86 on December 31, 2017.

NCM Agreement

On March 9, 2017, the Company reached an agreement with NCM to implement the requirements of the Final Judgment entered in connection with the DOJ approval of the Carmike transaction, as discussed in Note 2–Acquisitions. Pursuant to the agreement, the Company received 18,425,423 NCM LLC common units in March 2017 related to annual attendance at the Carmike theatres and 361,892 NCM LLC common units related to the 2016 common unit adjustment. Because the Carmike theatres were subject to a pre-existing agreement with a third-party and will not receive advertising services from NCM, the Company will be obligated to make quarterly payments to NCM reflecting the estimated value of the advertising services at the Carmike theatres as if NCM had provided such services. The quarterly payments will continue until the earlier of (i) the date the theatres are transferred to the NCM network or (ii) expiration of the ESA with NCM. All calculations will be made pursuant to the terms of the existing ESA and Common Unit Adjustment Agreement with NCM. With regard to the existing AMC theatres on the NCM network that are required under the Final Judgment to be transferred to another advertising provider, the Company returned 2,850,453 (valued at $36.4 million) NCM common units to NCM in March 2017, calculated under the Common Unit Adjustment Agreement as if such theatres had been disposed of on March 3, 2017. The Company is not obligated to make quarterly payments with respect to the transferred theatres. In addition, the Company returned 1,807,220 additional NCM LLC common units (valued at $22.6 million) in exchange for a waiver of exclusivity by NCM as to the required transferred theatres for the term of the Final Judgment, which was classified as general and administrative: Merger, acquisition and transaction costs when the common units were returned to NCM during the three months ended March 31, 2017. The Company recorded a loss of $1.2 million on the return of NCM LLC common units as per the Common Unit Adjustment Agreement and exclusivity waiver for the difference between the average carrying value of the units and the fair value on the date of return. As a result of the agreement, the Company received 14,129,642 net additional NCM LLC common units, valued at $176.9 million based on the market price of NCM, Inc. stock on March 16, 2017, of $12.52. Due to the structure of the transactions, the Company will no longer anticipate recognizing taxable gain upon receipt of new NCM common units. The Company also agreed to reimburse NCM up to $1.0 million for expenses related to the negotiation of this agreement. The Company sold 14,800,000 NCM, Inc. shares during the year ended December 31, 2017 and has satisfied the DOJ divestiture requirements related to NCM dispositions for 2017. The Company recorded in: Equity in (earnings) loss of non-consolidated entities an other-than-temporary impairment charge of $208.0 million to reduce the carrying value of its investment in NCM to Level 1 fair value during the year ended December 31, 2017.

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

In March 2013, the Company received 1,728,988 common membership units of NCM from the annual Common Unit Adjustment, primarily due to the increase in screens from the Rave theatre acquisitions in December 2012. The Company recorded the additional units received at a fair value of $26.3 million, based on a price for shares of NCM, Inc. on March 14, 2013, of $15.22 per share, and as a new investment (Tranche 2 Investment), with an offsetting adjustment to the Exhibitor Services Agreement (“ESA”) to be amortized to revenues over the remaining term of the ESA following the units-of-revenue method. The Rave theatre screens were under a contract with another screen advertising provider and the Company will continue to receive its share of the advertising revenues. During the remainder of the Rave screen contract, the Company will pay a screen integration fee to NCM in an amount that approximates the EBITDA that NCM would have generated if it had been able to sell advertising on the Rave theatre screens. In March 2014, the Company received 141,731 membership units recorded at a fair value of $2.1 million ($15.08 per unit), and in March 2015, the Company received 469,163 membership units recorded at a fair value of $6.8 million ($14.52 per unit). In December 2015, the Company received 4,399,324 membership units recorded at a fair value of $69.3 million ($15.75 per unit), primarily due to the increase in screens from the Starplex Cinemas acquisition in December 2015.

The NCM, Inc. IPO and related transactions have the effect of reducing the amounts NCM, Inc. would otherwise pay in the future to various tax authorities as a result of an increase in its proportionate share of tax basis in NCM’s tangible and intangible assets. On the IPO date, NCM, Inc. and the Founding Members entered into a tax receivable agreement. Under the terms of this agreement, NCM, Inc. will make cash payments to the Founding Members in amounts equal to 90% of NCM, Inc.’s actual tax benefit realized from the tax amortization of the NCM intangible assets. For purposes of the tax receivable agreement, cash savings in income and franchise tax will be computed by comparing NCM, Inc.’s actual income and franchise tax liability to the amount of such taxes that NCM, Inc. would have been required to pay had there been no increase in NCM, Inc.’s proportionate share of tax basis in NCM’s tangible and intangible assets and had the tax receivable agreement not been entered into. The tax receivable agreement shall generally apply to NCM, Inc.’s taxable years up to and including the 30th anniversary date of the NCM, Inc. IPO and related transactions. As a result of Wanda acquiring Holdings on August 30, 2012, the Company recorded an intangible asset of $20.9 million as the fair value of the tax receivable agreement. The tax receivable agreement intangible asset is amortized on a straight-line basis against investment income over the remaining life of the ESA. Cash receipts from NCM, Inc. for the tax receivable agreement are recorded to the investment expense (income) account.

During the years ended December 31, 2017, December 31, 2016, and December 31, 2015, payments received of $6.0 million, $7.8 million, and $6.6 million, respectively, related to the NCM tax receivable agreement were recorded in investment expense (income), net of related amortization for the NCM tax receivable agreement intangible asset.

The Company’s recorded investment in NCM exceeds its proportional ownership in the equity of NCM by approximately $497.1 million as of December 31, 2017.

The Company recorded the following related party transactions with NCM:

	As of	As of
(In millions)	December 31, 2017	December 31, 2016
Due from NCM for on-screen advertising revenue	$2.5	$2.6
Due to NCM for Exhibitor Services Agreement	9.4	1.4
Promissory note payable to NCM	2.8	4.2

	Year Ended	Year Ended	Year Ended
(In millions)	December 31, 2017	December 31, 2016	December 31, 2015
Net NCM screen advertising revenues	$32.8	$41.0	$35.9
NCM beverage advertising expense	7.2	6.0	8.3

SV Holdco. (“Screenvision”)

The Company acquired its investment in SV Holdco on December 21, 2016, in connection with the acquisition of Carmike. SV Holdco is a holding company that owns and operates the Screenvision advertising business through a subsidiary entity. SV Holdco has elected to be taxed as a partnership for U.S. federal income tax purposes.

As of December 31, 2017, the Company held Class C and Class A membership units representing 15.8% and 0.7%, respectively, of the total issued and outstanding membership units of SV Holdco. As of December 31, 2017, the carrying value of the Company’s ownership interest in Screenvision is $15.3 million. For book purposes, the Company has accounted for its investment in SV Holdco, a limited liability company for which separate accounts of each investor are maintained, as an equity method investment.

The Company’s Class C membership units are intended to be treated as a “profits interest” in SV Holdco for U.S. federal income tax purposes and thus do not give the Company an interest in the other members’ initial or subsequent capital contributions. As a profits interest, the Company’s Class C membership units are designed to represent an equity interest in SV Holdco’s future profits and appreciation in assets beyond a defined threshold amount, which equaled $85.0 million as of October 14, 2010. The $85.0 million threshold amount represented the agreed upon value of initial capital contributions made by the members to SV Holdco and is subject to adjustment to account for future capital contributions made to SV Holdco. Accordingly, the threshold amount applicable to the Company’s Class C membership units equaled $68.1 million as of December 31, 2017.

The Company will also receive additional Class C membership units (“bonus units”), all of which will be subject to forfeiture, or may forfeit some of its initial Class C membership units, based upon changes in the Company’s future theatre and screen count. However, the Company will not forfeit more than 25% of the Class C membership units it acquired in December 2016, and the Company will not receive bonus units in excess of 33% of the Class C membership units it acquired in December 2016. Any bonus units and the initial Class C membership units subject to forfeiture will each become non-forfeitable on the Expiration Date, or upon the earlier occurrence of certain events, including (1) a change of control or liquidation of SV Holdco or (2) the consummation of an initial public offering of securities of SV Holdco. The Company’s Class C units in SV Holdco that are subject to forfeiture, and any bonus units that may be awarded in future periods, will not be recognized in its consolidated financial statements until such units become non-forfeitable. Upon recognition, the Company will record its investment in any additional Class C and bonus units and will recognize revenue equal to the then estimated fair value of such units. Upon the acquisition of Carmike in December 2016, the non-forfeitable ownership interest in SV Holdco was recorded at an estimated fair value of $9.8 million for Class C units and $1.2 million for Class A units based on Level 3 fair value. The Company has applied the equity method of accounting for the non-forfeitable units and began recording the related percentage of the earnings or losses of SV Holdco in its consolidated statement of operations since December 21, 2016. The Company’s non-forfeitable Class C and Class A membership units represented 16.5% of the total issued and outstanding membership units of SV Holdco as of December 31, 2017.

The Company recorded the following related party transactions with Screenvision:

	As of	As of
(In millions)	December 31, 2017	December 31, 2016
Due from Screenvision for on-screen advertising revenue	$3.1	$1.7

	Year Ended	Year Ended	Year Ended
(In millions)	December 31, 2017	December 31, 2016	December 31, 2015
Screenvision screen advertising revenues	$14.0	$1.6	$1.0

Digital Cinema Media

The Company acquired its equity investment in DCM on November 30, 2016, in connection with the acquisition of Odeon. The Company receives advertising services from DCM for its Odeon Theatres in International markets through a joint venture in which it has a 50% ownership interest. During the year ended December 31, 2017, the Company recorded revenue of $91.2 million, and a recorded receivable as of December 31, 2017 of $4.6 million for cinema advertising.

DCIP Transactions

The Company will make capital contributions to DCIP for projector and installation costs in excess of an agreed upon cap. The Company pays equipment rent monthly and records the equipment rental expense on a straight-line basis over 12 years.

The Company recorded the following related party transactions with DCIP:

	As of	As of
(In millions)	December 31, 2017	December 31, 2016
Due from DCIP for equipment and warranty purchases	$2.8	$2.1
Deferred rent liability for digital projectors	8.1	8.4

	Year Ended	Year Ended	Year Ended
(In millions)	December 31, 2017	December 31, 2016	December 31, 2015
Digital equipment rental expense	$5.7	$5.0	$5.0

Open Road Films Transactions

Open Road Films was launched by the Company and Regal in March 2011, as an acquisition-based domestic theatrical distribution company that concentrates on wide-release movies. Open Road titles are also distributed in the pay-TV and home entertainment markets.

During the year ended December 31, 2017, the Company recorded additional equity earnings (loss) in Open Road Releasing, LLC (“Open Road”) of $(8.0) million, related to certain advances to and on behalf of Open Road.

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

AC JV Transactions

On December 26, 2013, the Company amended and restated its existing Exhibitor Services Agreement (“ESA”) with NCM in connection with the spin-off by NCM of its Fathom Events business to AC JV, a newly-formed company owned 32% by each of the Founding Members and 4% by NCM. In consideration for the spin-off, NCM received a total of $25.0 million in promissory notes from its Founding Members (approximately $8.3 million from each Founding Member). Interest on the promissory note is at a fixed rate of 5% per annum, compounded annually. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. Cinemark and Regal also amended and restated their respective ESAs with NCM in connection with the spin-off. The ESAs were modified to remove those provisions addressing the rights and obligations related to digital programing services of the Fathom Events business. Those provisions are now contained in the Amended and Restated Digital Programming Exhibitor Services Agreements (the “Digital ESAs”) that were entered into on December 26, 2013 by NCM and each of the Founding Members. These Digital ESAs were then assigned by NCM to AC JV as part of the Fathom spin-off.

The Company recorded the following related party transactions with AC JV:

	As of	As of
(In millions)	December 31, 2017	December 31, 2016
Due from AC JV	$—	$0.1
Due to AC JV for Fathom Events programming	0.5	0.6

	Year Ended	Year Ended	Year Ended
(In millions)	December 31, 2017	December 31, 2016	December 31, 2015
Film exhibition costs:
Gross exhibition cost on Fathom Events programming	$12.5	$8.0	$8.5

The Company recorded the following related party transactions with the Nordic theatre JV’s:

	As of	As of
(In millions)	December 31, 2017	December 31, 2016
Due from Nordic JVs	$5.7	$—
Due to Nordic JVs for management services	2.5	—

Summary Financial Information

Investments in non-consolidated affiliates accounted for under the equity method as of December 31, 2017, include interests in NCM, SV Holdco, DCM, DCIP, AC JV, DCDC, 51 theatres in Europe acquired in the Nordic acquisition, two U.S. motion picture theatres and one IMAX® screen, and other immaterial investments.

Condensed financial information of the Company’s significant non-consolidated equity method investments is shown below with amounts presented under U.S. GAAP.

	December 31, 2017
(In millions)	NCM	DCIP	Other	Total
Current assets	$173.5	$56.3	$172.6	$402.4
Noncurrent assets	759.2	771.3	226.5	1,757.0
Total assets	932.7	827.6	399.1	2,159.4
Current liabilities	125.4	52.5	117.5	295.4
Noncurrent liabilities	923.3	302.4	70.5	1,296.2
Total liabilities	1,048.7	354.9	188.0	1,591.6
Stockholders’ equity (deficit)	(116.0)	472.7	211.1	567.8
Liabilities and stockholders’ equity (deficit)	932.7	827.6	399.1	2,159.4
The Company’s recorded investment (1)	$167.9	$129.6	$92.0	$389.5

	December 31, 2016
(In millions)	NCM	DCIP	Other	Total
Current assets	$180.9	$45.1	$182.7	$408.7
Noncurrent assets	607.6	858.6	187.7	1,653.9
Total assets	788.5	903.7	370.4	2,062.6
Current liabilities	121.1	40.8	144.5	306.4
Noncurrent liabilities	924.3	465.6	201.1	1,591.0
Total liabilities	1,045.4	506.4	345.6	1,897.4
Stockholders’ equity (deficit)	(256.9)	397.3	24.8	165.2
Liabilities and stockholders’ equity (deficit)	788.5	903.7	370.4	2,062.6
The Company’s recorded investment (1)	323.9	106.2	30.9	461.0

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

Condensed financial information of the Company’s significant non-consolidated equity method investments is shown below and amounts are presented under U.S. GAAP for the periods of ownership by the Company:

	Year Ended December 31, 2017
(In millions)	NCM	DCIP	Other	Total
Revenues	$426.1	$177.4	$581.9	$1,185.4
Operating costs and expenses	324.2	84.3	550.9	959.4
Net earnings	$101.9	$93.1	$31.0	$226.0

	Year Ended December 31, 2016
(In millions)	NCM	DCIP	Other	Total
Revenues	$447.6	$178.9	$494.7	$1,121.2
Operating costs and expenses	338.3	89.7	533.8	961.8
Net earnings (loss)	$109.3	$89.2	$(39.1)	$159.4

	Year Ended December 31, 2015
(In millions)	NCM	DCIP	Other	Total
Revenues	$446.5	$172.3	$203.2	$822.0
Operating costs and expenses	359.0	93.0	227.2	679.2
Net earnings (loss)	$87.5	$79.3	$(24.0)	$142.8

The components of the Company’s recorded equity in earnings (losses) of non-consolidated entities are as follows:

	Year Ended	Year Ended	Year Ended
(In millions)	December 31, 2017	December 31, 2016	December 31, 2015
National CineMedia (1)	$(216.3)	$17.6	$11.2
Digital Cinema Implementation Partners, LLC	28.6	27.5	24.5
Other	2.5	2.6	1.4
The Company’s recorded equity in earnings	$(185.2)	$47.7	$37.1

(1)	Includes both NCM, LLC and NCM, Inc.

The Company recorded the following changes in the carrying amount of its investment in NCM LLC and equity in earnings of NCM LLC during the years ended December 31, 2017, December 31, 2016, and December 31, 2015:

						G&A: Mergers
		Exhibitor	Other		Equity in	and
	Investment	Services	Comprehensive	Cash	(Earnings)	Acquisitions	Advertising
(In millions)	in NCM(1)	Agreement(2)	(Income)	Received	Losses	Expense	(Revenue)
Ending balance at December 31, 2014	$265.8	$(316.8)	$(3.8)	$21.5	$(11.3)	$—	$(15.2)
Receipt of common units	76.1	(76.1)	—	—	—	—	—
Exchange of common units	(3.1)	—	—	—	—	—	—
Receipt of excess cash distributions	(22.7)	—	—	22.7	—	—	—
Amortization of ESA	—	15.3	—	—	—	—	(15.3)
Unrealized gain from cash flow hedge	0.2	—	(0.2)	—	—	—	—
Equity in earnings	14.4	—	—	—	(14.4)	—	—
Equity in loss from amortization of basis difference (3)	(3.2)	—	—	—	3.2	—	—
Ending balance at December 31, 2015	$327.5	$(377.6)	$(4.0)	$22.7	$(11.2)	$—	$(15.3)
Exchange of common units	0.4	—	—	—	—	—	—
Receipt of excess cash distributions	(21.6)	—	—	21.6	—	—	—
Amortization of ESA	—	18.4	—	—	—	—	(18.4)
Equity in earnings	19.0	—	—	—	(19.0)	—	—
Equity in loss from amortization of basis difference (3)	(1.4)	—	—	—	1.4	—	—
Ending balance at December 31, 2016	$323.9	$(359.2)	$(4.0)	$21.6	$(17.6)	$—	$(18.4)
Receipt of common units	235.2	(235.2)	—	—	—	—	—
Receipt of excess cash distributions	(28.6)	—	—	28.6	—	—	—
Surrender of common units for transferred theatres	(36.4)	35.7	—	—	0.7	—	—
Surrender of common units for make whole agreement	(23.1)	—	—	—	0.5	22.6	—
Other-than-temporary impairment loss - held for sale (4)	(206.3)	—	—	—	206.3	—	—
Units exchanged for NCM, Inc. common shares	(116.5)	—	—	—	—	—	—
Equity in earnings	15.3	—	1.5	—	(16.8)	—	—
Equity in loss from amortization of basis difference (3)	(2.4)	—	—	—	2.4	—	—
Amortization of ESA	—	27.8	—	—	—	—	(27.8)
Ending balance at December 31, 2017	$161.1	$(530.9)	$(2.5)	$28.6	$193.1	$22.6	$(27.8)

(1)	Amounts represent AMC’s investment in common membership units including units received under the Common Unit Adjustment Agreement dated as of February 13, 2007:

	Common
	Membership Units		Common Shares
(5)	Tranche 1	Tranche 2 (a)	NCM, Inc.
Beginning balance at December 31, 2012	17,323,782	—	—
Additional units received in the quarter ended June 30, 2013	—	1,728,988	—
Additional units received in the quarter ended June 30, 2014	—	141,731	—
Additional units received in the quarter ended June 30, 2015	—	469,163	—
Additional units received in the quarter ended December 31, 2015	—	4,399,324	—
Units exchanged for NCM, Inc. shares in December 2015	—	(200,000)	200,000
Additional units received in the quarter ended March 31, 2017	—	18,787,315	—
Surrender of units for transferred theatres in March 2017	—	(2,850,453)	—
Surrender of units for exclusivity waiver in March 2017	—	(1,807,220)	—
Conversion of units to NCM, Inc. common shares in September 2017	—	(14,600,000)	14,600,000
Sale of NCM, Inc. common shares in September 2017	—	—	(14,800,000)
Conversion of units to NCM, Inc. common shares in October 2017	—	(1,000,000)	1,000,000
Ending balance at December 31, 2017	17,323,782	5,068,848	1,000,000

(a)The additional units received in March 2013, March 2014, March 2015, December 2015, and March 2017 were measured at fair value (Level 1) using NCM, Inc.’s stock price of $15.22,  $15.08,  $14.52,  $15.75, and $12.52, respectively.

(2)

Represents the unamortized portion of the ESA with NCM. Such amounts are being amortized to other theatre revenues over the remainder of the 30-year term of the ESA ending in 2036, using a units-of-revenue method, as described in ASC 470-10-35 (formerly EITF 88-18, Sales of Future Revenues).

(3)

Certain differences between the Company’s carrying value and the Company’s share of NCM’s membership equity have been identified and are amortized to equity in (earnings) losses in non-consolidated entities over the respective lives of the assets and liabilities.

(4)

The Company recorded an other-than-temporary impairment loss for NCM, Inc. of $1.8 million and NCM LLC of $206.3 million for a total other-than-temporary impairment of $208.1 million during the year ended December 31, 2017. The other-than-temporary impairment charges reflect recording our units and shares at the publicly quoted per share price on June 30, 2017, of $7.42 and adjusting the Company’s units and shares held for sale at year end at the publicly quoted per share price on December 31, 2017 of $6.86 based on the Company’s determination that the decline in the price per share during the second quarter and fourth quarter was other than temporary. See Note 14–Fair Value Measurements for further information regarding an other-than-temporary impairment loss.

(5)	The following table represents AMC’s investment in NCM, Inc. common shares:

		Cash	NCM Inc.
	Investment in	Received	Equity in
(In millions)	NCM Inc.	(Paid)	Loss
Ending balance at December 31, 2014	$—	$—	$—
Exchange of common units for NCM Inc. common shares	3.2	—	—
Ending balance at December 31, 2015	3.2	$—	$—
Adjustment to exchange of common units for NCM Inc. common shares	(0.4)	—	—
Receipt of cash dividends	(0.2)	0.2	—
Equity in earnings	0.1	—	0.1
Ending balance at December 31, 2016	2.7	$0.2	$0.1
Receipt of cash dividends	(0.1)	0.1	—
Other-than-temporary impairment loss	(1.8)	—	1.8
Exchange of common units for NCM Inc. common shares	116.5	—	—
Net proceeds from sale of NCM Inc. common shares	—	89.1	(89.1)
Carrying value of NCM Inc. shares sold	(110.5)	—	110.5
Ending balance December 31, 2017	$6.8	$89.2	$23.2

NOTE 6 - SUPPLEMENTAL BALANCE SHEET INFORMATION

Assets held for sale, other assets and liabilities consist of the following:

(In millions)	December 31, 2017	December 31, 2016
Assets held for sale	$80.0	$70.4
	$80.0	$70.4
Other current assets:
Prepaid rent	$63.9	$73.0
Income taxes receivable	26.5	8.7
Prepaid insurance and other	50.2	20.3
Merchandise inventory	34.0	29.0
Other	28.0	38.4
	$202.6	$169.4
Other long-term assets:
Investments in real estate	$7.6	$8.6
Deferred financing costs revolving credit facility	9.5	7.7
Investments in equity method investees	389.5	461.0
Less: Reclassified to held for sale (1)	(80.0)	(44.6)
Computer software	83.7	53.6
Investment in common stock	15.0	5.0
Pension	26.9	18.9
Other	23.7	23.6
	$475.9	$533.8
Accrued expenses and other liabilities:
Taxes other than income	$87.6	$72.2
Interest	27.5	22.1
Payroll and vacation	30.4	39.6
Current portion of casualty claims and premiums	11.0	8.4
Accrued bonus	18.5	37.9
Theatre and other closure	8.8	7.9
Accrued licensing and percentage rent	20.4	21.8
Current portion of pension	0.3	0.2
Other	146.6	118.9
	$351.1	$329.0
Other long-term liabilities:
Unfavorable lease obligations	$221.3	$216.6
Deferred rent	467.7	325.2
Pension	62.7	44.4
Deferred gain	76.8	0.6
RealD deferred lease incentive	8.2	10.8
Casualty claims and premiums	17.1	15.4
Theatre and other closure	18.7	26.7
Other	31.3	66.8
	$903.8	$706.5

(1)

As of December 31, 2017, assets held for sale includes the fair market value of NCM units of $80.0 million. As of December 31, 2016, assets held for sale includes historical cost of NCM units of $44.6 million, Carmike property, net for divestiture theatres of $17.2 million and AMC property, net of $8.6 million related to the United States Department of Justice Final Judgment (See Note 5. – Investments).

NOTE 7 –  CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS

A summary of the carrying value of corporate borrowings and capital and financing lease obligations is as follows:

(In millions)	December 31, 2017	December 31, 2016
Revolving Credit Facility Due 2020 (3.74% as of December 31, 2017)	$—	$—
Senior Secured Credit Facility-Term Loan due 2022 (3.727% as of December 31, 2017)	863.0	871.8
Senior Secured Credit Facility-Term Loan due 2023 (3.727% as of December 31, 2017)	496.3	500.0
Bridge Loan Agreement due 2017 (7%)	—	350.0
Odeon Revolving Credit Facility (2.5% + IBOR as of December 31, 2017)	—	—
5.0% Promissory Note payable to NCM due 2019	2.8	4.2
5.875% Senior Subordinated Notes due 2022	375.0	375.0
6.0% Senior Secured Notes due 2023	230.0	230.0
6.375% Senior Subordinated Notes due 2024 (£500 million par value)	675.1	308.4
5.75% Senior Subordinated Notes due 2025	600.0	600.0
5.875% Senior Subordinated Notes due 2026	595.0	595.0
6.125% Senior Subordinated Notes due 2027	475.0	—
Capital and financing lease obligations, 5.75% - 11.5%	651.4	675.4
Deferred charges	(103.7)	(82.9)
Net premiums	26.8	9.4
	4,886.7	4,436.3
Less: current maturities	(87.7)	(81.2)
	$4,799.0	$4,355.1

Minimum annual payments required under existing capital and financing lease obligations (net present value thereof) and maturities of corporate borrowings as of December 31, 2017 are as follows:

				Principal
	Capital and Financing Lease Obligations			Amount of
	Minimum Lease			Corporate
(In millions)	Payments	Less Interest	Principal	Borrowings	Total
2018	$111.8	$39.3	$72.5	$15.2	$87.7
2019	103.5	34.8	68.7	15.2	83.9
2020	99.2	30.4	68.8	13.8	82.6
2021	90.4	26.1	64.3	13.8	78.1
2022	85.1	21.9	63.2	1,207.8	1,271.0
Thereafter	419.3	105.4	313.9	3,046.4	3,360.3
Total	$909.3	$257.9	$651.4	$4,312.2	$4,963.6

Odeon Revolving Credit Facility

On December 7, 2017, the Company entered into a Revolving Credit Facility Agreement with Citigroup Global Markets Limited, Lloyds Bank PLC, Barclays Bank PLC and Bank of America Merrill Lynch International Limited as arrangers. The lenders make available a multicurrency revolving credit facility in an aggregate amount of £100.0 million ($134.1 million as of December 31, 2017). As of December 31, 2017, there were no borrowings outstanding and Odeon had £84.3 million ($113.0 million) available for borrowing, net letters of credit. The interest rate on each loan when drawn down under the revolving credit facility is 2.5% plus IBOR (meaning LIBOR, EURIBOR, CIBOR or STIBOR as applicable) per annum. The undrawn commitment fee is 0.5% of the undrawn amount per annum. All assets located in England and Wales have been pledged as collateral.

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

On February 13, 2017, the Company repaid the aggregate principal amount of Interim Bridge Loans of $350.0 million with a portion of the proceeds from its public offering of shares of Holdings Class A common stock, as discussed in Note 8–Stockholders’ Equity. The Company recorded a loss of $0.4 million in other income, which included a write-off of deferred financing costs of $3.7 million, partially offset by a refund of fees of $3.3 million on the extinguishment of indebtedness related to the redemption of the interim bridge loan.

Senior Secured Credit Facility

The Senior Secured Credit Facility is with a syndicate of banks and other financial institutions. The Senior Secured Credit Facility also provides for a Revolving Credit Facility, including a borrowing capacity which is available for letters of credit and for swingline borrowings on same-day notice.

Senior Secured Credit Facility.  On April 30, 2013, the Company entered into a $925.0 million Senior Secured Credit Facility pursuant to which the Company borrowed term loans and used the proceeds to fund the redemption of the former Senior Secured Credit Facility term loans. The Senior Secured Credit Facility was comprised of a $150.0 million Revolving Credit Facility, which matured on April 30, 2018 (the “Revolving Credit Facility”), and a $775.0 million term loan, which matures on April 30, 2020 (the “Term Loan due 2020”). The Term Loan due 2020 required repayments of principal of 0.25% of the original principal amount, or $1.9 million, per quarter, with the remaining principal payable upon maturity. The term loan was issued at a 0.25% discount, which was amortized to interest expense over the term of the loan. The Company capitalized deferred financing costs of approximately $6.9 million related to the issuance of the Revolving Credit Facility and approximately $2.2 million related to the issuance of the Term Loan due 2020.

First Amendment.  On December 11, 2015, the Company entered into a first amendment to its Senior Secured Credit Agreement dated April 30, 2013 (“First Amendment”). The First Amendment provides for the incurrence of $125.0 million incremental term loans (“Incremental Term Loan”). In addition, the First Amendment, among other things, (a) extends the maturity date with respect to (i) the existing Term Loan due 2020 and the Incremental Term Loan (together “Term Loan due 2022”) to December 15, 2022 and (ii) the Revolving Credit Facility from April 30, 2018 to December 15, 2020 and (b)increases the applicable margin for the Term Loan due 2022 from 1.75% with respect to base rate borrowings to 2.25% and 2.75% with respect to LIBOR borrowings to 3.25%. The Company capitalized additional deferred financing costs of approximately $6.5 million related to the modification of the Revolving Credit Facility and approximately $3.3 million related to the modification of the term loans under the Senior Secured Credit Facility. The proceeds of the Incremental Term Loan were used by the Company to pay expenses related to the First Amendment transactions and the Starplex Cinemas acquisition. The Company recorded a loss of approximately $1.4 million in other expense (income) during the year ended December 31, 2015, which consisted of third-party costs, deferred financing costs, and discount write-off incurred in connection with the modification of the Senior Secured Credit Facility.

Second Amendment.  On November 8, 2016, the Company amended its Senior Secured Credit Agreement dated April 30, 2013, as previously amended, to among other things, lower the applicable margin on base rate borrowings from 2.25% to 2.00% and the applicable margin on LIBOR borrowings from 3.25% to 2.75%, to reduce the minimum rate for base rate borrowings from 1.75% to 1.00% and the minimum rate for LIBOR rate borrowings to 0.0% and to allow for additional term loan borrowings of $500 million. On November 29, 2016, the Company borrowed $500.0 million additional Term loans due on December 15, 2023 (“Term Loan due 2023”). The Company recorded deferred financing costs of approximately $18.8 million and a discount of 0.25%, or $1.3 million, related to the Term Loan due 2023. The Company used the net proceeds from the Term Loan due 2023 to pay the consideration for the Odeon acquisition and the related refinancing of Odeon debt assumed in the acquisition.

Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at the Company’s option, either a base rate or LIBOR. The minimum rate for base rate borrowings is 1.00% and the minimum rate for LIBOR-based borrowings is 0%. The applicable margin for the Terms loan due 2022 and 2023 is 2.00% for base rate borrowings and 2.75% for LIBOR based loans. The applicable margin for the Revolving Credit Facility ranges from 1.25% to 1.5% for base rate borrowings and from 2.25% to 2.5% for LIBOR based borrowings. The Revolving Credit Facility also provides for an unused commitment fee of 0.50% per annum and for letter of credit fees of up to 0.25% per annum plus the applicable margin for LIBOR-based borrowings on the undrawn amount of the letter of credit. The applicable rate for borrowings under the Term Loans due 2022 and 2023 at December 31, 2017 were each

3.727% based on LIBOR (2.75% margin plus 0% minimum LIBOR rate). The Term Loans due 2022 and 2023 requires repayments of principal of 0.25% of the original principal amount, or $3.5 million per quarter, with any remaining balance due on December 15, 2022 or December 15, 2023, as applicable. The Company may voluntarily repay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, other than (i) customary “breakage” costs with respect to LIBOR loans and (ii) in connection with a repricing transaction closed (a) in respect of the Term Loans due 2022, within six months from the date the Second Amendment becomes effective or (b) in respect of the Term Loans due 2023, within six months from the date on which the available commitments of the relevant lenders in respect of the Term Loans due 2023 are reduced to zero, in which case the Company must pay a 1% premium on the amount of Term Loans repaid.

The Senior Secured Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries, to sell assets; incur additional indebtedness; prepay other indebtedness (including the notes); pay dividends and distributions or repurchase their capital stock; create liens on assets; make investments; make acquisitions; engage in mergers or consolidations; engage in transactions with affiliates; amend constituent documents and material agreements governing subordinated indebtedness, including the 5.875% Senior Subordinated Notes due 2022, the 5.75% Senior Subordinated Notes due 2025; the 6.375% Senior Subordinated Notes due 2024, and the 5.875 Senior Subordinated Notes due 2024; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. In addition, the Senior Secured Credit Facility requires the Company and its subsidiaries to maintain, on the last day of each fiscal quarter, a net senior secured leverage ratio, as defined in the Senior Secured Credit Facility, of no more than 3.25 to 1 as long as the commitments under the Revolving Credit Facility remain outstanding. The Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of (i) a change in control, as defined in the Senior Secured Credit Facility, (ii) defaults under other indebtedness of the Company, any guarantor or any significant subsidiary having a principal amount of $25.0 million or more, and (iii) one or more uninsured judgments against the Company, any guarantor, or any significant subsidiary for an aggregate amount exceeding $25.0 million with respect to which enforcement proceedings are brought or a stay of enforcement is not in effect for any period of 60 consecutive days.

Third Amendment.    On May 9, 2017, the Company entered into the Third Amendment to Credit Agreement with Citicorp North America, Inc., as administrative agent and the other lenders party thereto (the Third Amendment”), amending the Credit Agreement dated as of April 30, 2013. The Third Amendment decreased the applicable margin for the term loans outstanding under the Credit Agreement from 1.75% to 1.25% with respect to base rate borrowings and 2.75% to 2.25% with respect to LIBOR borrowings. The Company expensed $1.0 million during the year ended December 31, 2017 for third-party fees related to the Third Amendment to the Company’s Senior Secured Credit Agreement.

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

Senior Secured Notes due 2023

On December 21, 2016, the Company assumed $230.0 million aggregate principal amount of 6.00% Senior Secured Notes due June 15, 2023 (the “Senior Secured Notes due 2023”) in connection with the acquisition of Carmike. Interest is payable on the Senior Secured Notes due 2023 on June 15th and December 15th of each year beginning. The Company recorded the debt at estimated fair value of $242.1 million based on a closing price for the Senior Secured Notes due 2023 of 105.25 on December 21, 2016. Pursuant to a supplemental indenture, dated as of February 17, 2017, among AMC, Carmike, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee to the indenture, dated as of June 17, 2015, providing for the issuance of the Senior Secured Notes due 2023, the Company agreed to provide a guarantee of Carmike’s obligations under the Senior Secured Notes due 2023. The Company provided such guarantee solely for purposes of assuming the reporting obligations of Carmike under the indenture governing the Senior Secured Notes due 2023 and not for the purposes of compliance with any other covenant contained in such indenture.

Notes Due 2022

On February 7, 2014, the Company completed an offering of $375.0 million aggregate principal amount of its Senior Subordinated Notes due 2022 (the “Notes due 2022”) in a private offering. The Company capitalized deferred financing costs of approximately $7.7 million, related to the issuance of the Notes due 2022. The Notes due 2022 mature on February 15, 2022. The Company pays interest on the Notes due 2022 at 5.875% per annum, semi-annually in arrears on February 15th and August 15th, commencing on August 15, 2014. The Company may redeem some or all of the Notes due 2022 at any time on or after February 15, 2017 at 104.406% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 15, 2020, plus accrued and unpaid interest to the redemption date. Prior to February 15, 2017, the Company may redeem the Notes due 2022 at par plus a make-whole premium. The Company used the net proceeds from the Notes due 2022 private offering, together with a portion of the net proceeds from the Holdings’ IPO, to pay the consideration and consent payments for the tender offer for the Notes due 2019, plus any accrued and unpaid interest and related transaction fees and expenses.

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

Sterling Notes Due 2024

On November 8, 2016, the Company issued £250.0 million aggregate principal amount of its 6.375% Senior Subordinated Notes due 2024 (the "Sterling Notes due 2024") in a private offering. The Company recorded deferred financing costs of approximately $14.1 million related to the issuance of the Sterling Notes due 2024. The Sterling Notes due 2024 mature on November 15, 2024. The Company will pay interest on the Sterling Notes due 2024 at 6.375% per annum, semi-annually in arrears on May 15th and November 15th, commencing on May 15, 2017. The Company may redeem some or all of the Sterling Notes due 2024 at any time on or after November 15, 2019 at 104.781% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after November 15, 2022, plus accrued and unpaid interest to the redemption date. On or prior to November 15, 2019, the Company may redeem the Sterling Notes due 2024 at par, including accrued and unpaid interest plus a make-whole premium. The Company used the net proceeds from the Sterling Notes due 2024 private offering to pay the consideration for the Odeon acquisition and the related refinancing of Odeon debt assumed in the acquisition.

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

On March 17, 2017, the Company issued £250.0 million additional aggregate principal amount of its Sterling Notes due 2024 at 106% plus accrued interest from November 8, 2016 in a private offering. These additional Sterling Notes due 2024 were offered as additional notes under an indenture pursuant to which the Company had previously issued and has outstanding £250.0 million aggregate principal amount of its 6.375% Sterling Notes due 2024. The Company recorded deferred financing costs of approximately $12.7 million related to the issuance of the additional Sterling Notes due 2024. The Sterling Notes due 2024 mature on November 15, 2024. The Company will pay interest on the Sterling Notes due 2024 at 6.375% per annum, semi-annually in arrears on May 15th and November 15th, commencing on May 15, 2017. Interest on the additional Sterling Notes will accrue from November 8, 2016. The Company may redeem some or all of the Sterling Notes due 2024 at any time on or after November 15, 2019, at 104.781% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after November 15, 2022, plus accrued and unpaid interest to the redemption date. In addition, the Company may redeem up to 35% of the aggregate principal amount of the Sterling Notes due 2024 using net proceeds from certain equity offerings completed on or prior to November 15, 2019. On or prior to November 15, 2019, the Company may redeem the Sterling Notes due 2024 at par, including accrued and unpaid interest plus a make-whole premium. The Company used the net proceeds from the additional Sterling Notes to pay a portion of the consideration for the acquisition of Nordic plus related refinancing of Nordic debt assumed in the acquisition.

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

Notes Due 2025

On June 5, 2015, the Company issued $600.0 million aggregate principal amount of its 5.75% Senior Subordinated Notes due 2025 (the “Notes due 2025”) in a private offering. The Company capitalized deferred financing costs of approximately $11.4 million, related to the issuance of the Notes due 2025. The Notes due 2025 mature on June 15, 2025. The Company will pay interest on the Notes due 2025 at 5.75% per annum, semi-annually in arrears on June 15th and December 15th, commencing on December 15, 2015. The Company may redeem some or all of the Notes due 2025 at any time on or after June 15, 2020 at 102.875% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after June 15, 2023, plus accrued and unpaid interest to the redemption date. Prior to June 15, 2020, the Company may redeem the Notes due 2025 at par plus a make-whole premium. The Company used the net proceeds from the Notes due 2025 private offering and cash on hand, to pay the consideration for the tender offer for the Notes due 2020, plus any accrued and unpaid interest and related transaction fees and expenses.

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

Notes Due 2026

On November 8, 2016, the Company issued $595.0 million aggregate principal amount of its 5.875% Senior Subordinated Notes due 2026 (the "Notes due 2026") in a private offering. The Company recorded deferred financing costs of approximately $27.0 million related to the issuance of the Notes due 2026. The Notes due 2026 mature on November 15, 2026. The Company will pay interest on the Notes due 2026 at 5.875% per annum, semi-annually in arrears on May 15th and November 15th, commencing on May 15, 2017. The Company may redeem some or all of the Notes due 2026 at any time on or after November 15, 2021, at 102.938% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after November 15, 2024, plus accrued and unpaid interest to the redemption date. On or prior to November 15, 2021, the Company may redeem the Notes due 2026 at par, including accrued and unpaid interest plus a make-whole premium. The Company used the net proceeds from the Notes due 2026 private offering to pay the consideration for the Odeon acquisition and the related refinancing of Odeon debt assumed in the acquisition.

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

Notes Due 2027

On March 17, 2017, the Company issued $475.0 million aggregate principal amount of its 6.125% Senior Subordinated Notes due 2027 (the "Notes due 2027"). The Company recorded deferred financing costs of approximately $19.8 million related to the issuance of the Notes due 2027. The Notes due 2027 mature on May 15, 2027. The Company will pay interest on the Notes due 2027 at 6.125% per annum, semi-annually in arrears on May 15th and November 15th, commencing on November 15, 2017. The Company may redeem some or all of the Notes due 2027 at any time on or after May 15, 2022 at 103.063% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after May 15, 2025, plus accrued and unpaid interest to the redemption date. In addition, the Company may redeem up to 35% of the aggregate principal amount of the Notes due 2027 using net proceeds from certain equity offerings completed on or prior to May 15, 2020, at a redemption price as set forth in the indenture governing the Notes due 2027. The Company may redeem some or all of the Notes due 2027 at any time prior to May 15, 2022 at a redemption price equal to 100% of their aggregate principal amount and accrued and unpaid interest to, but not including, the date of redemption, plus an applicable make-whole premium. The Company used the net proceeds from the Notes due 2027 private offering to pay a portion of the consideration for the acquisition of Nordic plus related refinancing of Nordic debt assumed in the acquisition.

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

Promissory Note

See Note 5 – Investments for information regarding the 5% Promissory Note payable to NCM.

Financial Covenants

Each indenture relating to the Notes due 2022, the Sterling Notes due 2024, the Notes due 2025, the Notes due 2026, and the Notes due 2027 allows the Company to incur specified permitted indebtedness (as defined therein) without restriction. Each indenture also allows the Company to incur any amount of additional debt as long as it can satisfy the coverage ratio of each indenture, after giving effect to the indebtedness on a pro forma basis. Under the indentures for the Notes due 2022, the Sterling Notes due 2024, the Notes due 2025, the Notes due 2026, and the Notes due 2027 at December 31, 2017, the Company could borrow approximately $2.2 billion (assuming an interest rate of 6.5% per annum on the additional indebtedness) in addition to specified permitted indebtedness. If the Company cannot satisfy the coverage ratios of the indentures, generally it can borrow an additional amount under the Senior Secured Credit Facility. The indentures also contain restrictions on the Company’s ability to pay dividends. Under the most restrictive provision set forth in the note indenture for the Notes due 2022, as of December 31, 2017, the amount of dividends which the Company could not exceed was approximately $2.7 billion in the aggregate.

As of December 31, 2017, the Company was in compliance with all financial covenants relating to the Senior Secured Credit Facility, Odeon’s Revolving Credit Facility Agreement, the Senior Secured Notes due 2023, the Notes due 2022, the Sterling Notes due 2024, the Notes due 2025, the Notes due 2026 and the Notes due 2027.

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

Dividends

The following is a summary of dividends and dividend equivalents declared to stockholders during the year ended December 31, 2017:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 14, 2017	March 13, 2017	March 27, 2017	$0.20	$26.2
April 27, 2017	June 5, 2017	June 19, 2017	0.20	26.5
August 3, 2017	September 11, 2017	September 25, 2017	0.20	26.5
October 27, 2017	December 4, 2017	December 18, 2017	0.20	25.9

During the year ended December 31, 2017, the Company paid dividends and dividend equivalents of $104.6 million and accrued $1.1 million for the remaining unpaid dividends at December 31, 2017. The aggregate dividends paid for Class A common stock, Class B common stock, and dividend equivalents were approximately $43.9 million, $60.6 million, and $0.2 million, respectively.

On February 28, 2018, the Company declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on March 26, 2018 to stockholders of record on March 12, 2018.

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

During the year ended December 31, 2016, the Company paid dividends and dividend equivalents of $79.6 million and accrued $0.5 million for the remaining unpaid dividends at December 31, 2016. The aggregate dividends paid for Class A common stock, Class B common stock, and dividend equivalents were approximately $18.2 million, $60.6 million, and $0.8 million, respectively.

During the year ended December 31, 2015, the Company paid dividends and dividend equivalents of $78.6 million and accrued $0.2 million for the remaining unpaid dividends at December 31, 2015. The aggregate dividends paid for Class A common stock, Class B common stock, and dividend equivalents were approximately $17.3 million, $60.6 million, and $0.7 million, respectively.

Related Party Transactions

As of December 31, 2017 and December 31, 2016, the Company recorded a receivable due from Wanda of $0.6 million and $10.6 million, respectively for reimbursement of general administrative and other expense incurred on behalf of Wanda and a pledged capital contribution. In December 2016, Wanda agreed to make a capital contribution of $10.0 million to AMC (without any increase in Wanda’s economic interest or voting rights in the Company) for payment to certain officer, directors, and other personnel for extraordinary services rendered in connection with merger and acquisition activity in 2016. This contribution was received in February 2017. Total reimbursements of other expenses from Wanda were $0.6 million, $0.5 million and $0.7 million for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively. The Company’s majority shareholder, Wanda, owns Legendary Entertainment, a motion picture production company. The Company will occasionally play Legendary’s films in its theatres, as a result of transactions with independent film distributors.

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

During the year ended December 31, 2017, a former employee who held 27,197 shares, relinquished his put right, therefore the related amount of $0.3 million was reclassified to additional paid-in capital, a component of stockholders’ equity.

During the year ended December 31, 2016, a former employee who held 27,197 shares, relinquished his put right, therefore the related amount of $0.2 million was reclassified to additional paid-in capital, a component of stockholders’ equity.

During the year ended December 31, 2015, a former employee who held 5,939 shares, relinquished his put right, therefore the related amount of $0.1 million was reclassified to additional paid-in capital, a component of stockholders’ equity.

Additional Public Offering

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

Treasury Stock

On August 3, 2017, the Company announced that its Board of Directors had approved a $100.0 million share repurchase program to repurchase its Class A common stock over a two-year period.

Repurchases may be made at management's discretion from time to time through open-market transactions including block purchases, through privately negotiated transactions, or otherwise until mid-August 2019 in accordance with all applicable securities laws and regulations. The extent to which AMC repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements, and other corporate considerations, as determined by AMC’s management team. Repurchases may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company’s management might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares and may be suspended for periods or discontinued at any time. During the year ended December 31, 2017 the Company repurchased 3,195,856 shares of Class A common stock at a cost of $47.5 million.

Stock-Based Compensation

Holdings adopted a stock-based compensation plan in December of 2013.

The Company recorded stock-based compensation expense of $5.7 million, and $4.9 million, and $10.5 million within general and administrative: other during the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively. The Company’s financial statements reflect an increase to additional paid-in capital related to stock-based compensation of $3.9 million, $4.9 million, and  $10.5 million during the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively. As of December 31, 2017, there was approximately $8.9 million of total unrecognized compensation cost, assuming attainment of the performance targets at 100%, related to stock-based compensation arrangements expected to be recognized during the years ending December 31, 2018 and December 31, 2019. The Company expects to recognize compensation cost of $5.6 million and $3.3 million in years ending December 31, 2018 and December 31, 2019, respectively.

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan provides for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSU’s”), performance stock units (“PSU’s), stock awards, and cash performance awards. The maximum number of shares of Holdings’ common stock available for delivery pursuant to awards granted under the 2013 Equity Incentive Plan is 9,474,000 shares. At December 31, 2017, the aggregate number of shares of Holdings’ common stock available for grant was 7,303,271 shares.

Awards Granted in 2017, 2016, and 2015

AMC’s Board of Directors approved awards of stock, RSU’s, and PSU’s to certain of the Company’s employees and directors under the 2013 Equity Incentive Plan. During years 2017, 2016, and 2015, the grant date fair value of these awards was based on the closing price of AMC’s stock on the date of grant, which ranged from $20.18 to $33.96 per share.

The award agreements generally had the following features:

•

Stock Award Agreement:  The Company granted 13,684,  21,342, and 15,312 fully vested shares of Class A common stock to its independent members of AMC’s Board of Directors during the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. In connection with these share grants, the Company recognized approximately $0.4, million, $0.5 million, and $0.4 million of expense in general and administrative: other expense during the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.

•

Restricted Stock Unit Award Agreement:  The Company granted 201,726,  145,739, and 84,649 RSU awards to certain members of management during the years ended on December 31, 2017, December 31, 2016 and December 31, 2015, respectively. Each RSU represents the right to receive one share of Class A common stock at a future date. During 2015, the RSUs were fully vested at the date of grant. These RSUs will not be settled, and will be non-transferable, until the third anniversary of the date of grant. Under certain termination scenarios defined in the award agreement, the RSUs may be settled within 60 days following termination of service. The RSUs granted during 2016 and 2017 vest over three years with 1/3 vesting in each year. These RSUs will be settled within 30 days of vesting. A dividend equivalents equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs. The Company recognized approximately $3.3 million, $1.2 million, and $2.9 million of expense in general and administrative: other expense during the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. The Company expects to recognize compensation cost of $3.3 million in both the years ending December 31, 2018 and December 31, 2019 related to the 2017 RSU grants.

During the year ended December 31, 2017, RSU awards of 129,214 units were granted to certain executive officers covered by Section 162(m) of the Internal Revenue Code. The RSUs will be forfeited if AMC does not achieve a specified cash flow from operating activities target for each of the years ended on December 31, 2017, 2018 and 2019. The RSUs vest over three years with 1/3 vesting in each of 2017, 2018 and 2019 if the cash flow from operating activities target is met. The vested RSUs will be settled within 30 days of vesting. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs. The grant date fair value was $4.1 million based on the probable outcome of the performance targets and a stock price of $31.45 on March 31, 2017. The Company recognized expense for these awards of $1.4 million in general and administrative: other expense, during the year ended December 31, 2017, based on achievement of the performance condition for 2017.

During the year ended December 31, 2016, RSU awards of 135,981 units were granted to certain executive officers covered by Section 162(m) of the Internal Revenue Code. The RSUs will be forfeited if AMC does not achieve a specified cash flow from operating activities target for each of the years ending December 31, 2016, 2017 and 2018. The RSUs vest over three years with 1/3 vesting in each of 2016, 2018 and 2019 if the cash flow from operating activities target is met. The vested RSUs will be settled within 30 days of vesting. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs. The grant date fair value was $3.4 million based on the probable outcome of the performance targets and a stock price of $24.88 on March 1, 2016. The Company recognized expense for these awards of $1.1 million in general and administrative: other expense, during each the years ended December 31, 2016 and December 31, 2017, based on achievement of the performance conditions for 2016 and 2017.

During the year ended December 31, 2015, RSU awards of 58,749 units were granted to certain executive officers. The RSUs granted would have been forfeited if AMC did not achieve a specified annual cash flow from operating activities target for the calendar year. These awards did not contain a service condition. The vested RSUs will not be settled, and will be non-transferable, until the third anniversary of the date of grant. Under certain termination scenarios defined in the award agreement, the RSUs may be settled within 60 days following termination of service. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs. Thereafter, dividend equivalents are paid to the holder whenever dividends are paid on the Class A common stock. The Company recognized expense for these awards of $2.0 million, within general and administrative: other expense, during the year ended December 31, 2015, due to the achievement of the performance condition.

On August 7, 2015, a RSU award of 19,226 units was granted to the Interim Chief Executive Officer and President, with a grant date fair value of approximately $0.6 million. Each RSU converted into one share of Class A common stock immediately upon vesting which occurred upon the first day of employment of a replacement Chief Executive Officer, January 4, 2016. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents were paid to the holder upon vesting of the RSUs. The Company recognized $0.1 million and $0.5 million in general and administrative: other expense during the years ended December 31, 2016 and December 31, 2015, respectively, in connection with this award.

•

Performance Stock Unit Award Agreement: During the year ended December 31, 2017, PSU awards were granted to certain members of management and executive officers with three-year cumulative net profit, adjusted EBITDA, and diluted earnings per share performance target conditions and service conditions, covering a performance period beginning January 1, 2017 and ending on December 31, 2019. If the net profit threshold is achieved, 70% of the PSUs granted will vest based upon achievement of a cumulative adjusted EBITDA target and 30% of the PSUs will vest based upon achievement of a cumulative diluted earnings per share target.  PSUs vest based upon achieving between 80% to 120% of the applicable performance target during the performance period with the corresponding vested amount ranging ratably from 30% to 200% of the grant at target. Performance below 80% of the performance targets will result in forfeiture of the PSUs. Additionally, unvested PSU’s shall be ratably forfeited upon termination of service prior to December 31, 2019. If service terminates prior to January 2, 2018, all unvested PSU’s shall be forfeited, if service terminates prior to January 2, 2019, 2/3 of unvested PSU’s shall be forfeited and if service terminates prior to January 2, 2020, 1/3 of unvested PSU’s shall be forfeited. The vested PSUs will be settled within 30 days of vesting which will occur upon certification of performance results. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the PSUs began to accrue with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the PSUs.

During the year ended December 31, 2017, the Company determined that achieving the three-year performance thresholds of the 2017 Performance Stock Units was improbable and reversed $1.8 million of stock-based compensation expense and ceased accruing any additional expense on these units. If the Company later determines that the performance thresholds of the 2017 Performance Stock Units is probable, then historical expense would be reinstated and accruals would resume.

•

During the year ended December 31, 2016, PSU awards were granted to certain members of management and executive officers, with both a three-year cumulative adjusted free cash flow and net earnings performance target condition and a service condition, covering a performance period beginning January 1, 2016 and ending on December 31, 2018. The PSUs will vest based on a scale ranging from 80% to 120% of the performance target with the vested amount ranging from 30% to 150%. If the performance target is met at 100%, the PSU awards granted on March 1, 2016 will be 278,255 units. No PSUs will vest if AMC does not achieve the three-year cumulative adjusted free cash flow and net earnings minimum performance target or the participant’s service does not continue through the last day of the performance period. The vested PSUs will be settled within 30 days of vesting. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the PSUs began to accrue with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the PSUs. Assuming attainment of the performance target at 100%, the Company recognized expense for these awards of approximately $2.0 million during the year ended December 31, 2016. The grant date fair value was $7.0 million based on the probable outcome of the performance conditions and a stock price of $24.88 on March 1, 2016.

During the year ended December 31, 2017, the Company determined that achieving the three-year performance thresholds of the 2016 Performance Stock Units was improbable and reversed $2.0 million of stock-based compensation expense and ceased accruing any additional expense on these units. If the Company later determines that the performance thresholds of the 2016 Performance Stock Units becomes probable, then historical expense would be reinstated and accruals would resume.

During 2015, PSU awards were granted to certain members of management and executive officers, with both a specified annual free cash flow performance target condition and a one year service condition, ending on December 31, 2015. The PSUs would have vested based on a scale ranging from 80% to 120% of the performance target with the vested amount ranging from 30% to 150%.  No PSUs would vest if AMC did not achieve the adjusted free cash flow minimum performance target or the participant’s service did not continue through the last day of the performance period, during the year ended December 31, 2015. The vested PSUs will not be settled, and will be non-transferable, until the third anniversary of the date of grant. Under certain termination scenarios defined in the award agreement, the vested PSUs may be settled within 60 days following termination of service. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the PSUs began to accrue with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the PSUs. Thereafter, dividend equivalents are paid to the holder whenever dividends are paid on the Class A common stock. The PSU awards were granted on March 6, 2015. As a result of the one-year service condition being met and attainment of the target performance condition at 122.8%, the gross number of PSUs granted was 168,949 units. The Company recognized expense of $4.7 million, net of forfeitures, within general and administrative: other expense during the year ended December 31, 2015.

•

Performance Stock Unit Transition Award:  In recognition of the shift in 2016 from one-year to three-year performance periods for annual equity awards, on March 31, 2017, PSU transition awards were granted to certain members of management and executive officers, with net profit, adjusted EBITDA, and diluted earnings per share performance target conditions and a service condition, covering a performance period beginning January 1, 2017 and ending on December 31, 2017. If the net profit threshold was not achieved, all of the PSUTs were forfeited. If the net profit threshold was achieved, 70% of the PSUTs granted would vest based upon a 2017 adjusted EBITDA target and 30% would vest based upon a 2017 diluted earnings per share target. PSUTs were to vest based upon achieving between 80% to 120% of the applicable performance target with the corresponding vested amount ranging ratably from 30% to 150% of the grant at target. Performance below 80% of the performance targets would result in forfeiture of the PSUTs. If the performance target is met at 100%, the transition PSU awards granted on March 31, 2017 will vest at 39,908 units. No PSUs will vest if Holdings does not achieve the adjusted EBITDA, diluted earnings per share, and net profit performance target conditions or the participant’s service does not continue through the last day of the performance period. The vested PSUs will be settled within 30 days of vesting which will occur upon certification of performance results. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the PSUs began to accrue with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the PSUs.

The PSUTs granted on March 31, 2017 did not meet the fiscal year 2017 net profit threshold, and as a result, all of the PSUTs were forfeited and the units were returned to the 2013 Employee Incentive Plan pool.

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

The following table represents the nonvested RSU and PSU activity for the years ended December 31, 2017, December 31, 2016 and December 31, 2015:

		Weighted
		Average
	Shares of RSU	Grant Date
	and PSU	Fair Value
Beginning balance at January 1, 2015	—	—
Granted	331,573	33.71
Vested (1)	(280,844)	33.96
Forfeited	(31,503)	33.96
Beginning balance at January 1, 2016	19,226	29.59
Granted	618,092	24.88
Vested	(19,226)	29.59
Forfeited	(7,767)	24.88
Cancelled (2)	(53,815)	24.88
Beginning balance at January 1, 2017	556,510	$24.88
Granted	701,788	31.23
Vested	(92,722)	24.88
Forfeited	(44,309)	28.68
Cancelled (2)	(37,426)	31.45
Nonvested at December 31, 2017	1,083,841	$28.61

(1)	Includes vested units of 3,131 that were withheld to cover tax obligations and were subsequently canceled. As a result of this transaction, additional paid-in capital decreased by $0.1 million

(2)	No PSU Transition Awards vested as the Company did not achieve the adjusted free cash flow or net earnings minimum performance target.

NOTE 9 –  INCOME TAXES

Current income tax expense represents the amounts expected to be reported on the Company’s income tax returns, and deferred tax expense or benefit represents the change in net deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered likely to be realized.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2017. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future taxable income.

On the basis of this evaluation, for the year ended December 31, 2017, a valuation allowance of $221.6 million was established domestically on the Company’s net deferred tax assets and considering indefinite-lived intangibles. The amount of deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income is reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for future taxable income.

On December 22, 2017, the President of the United States signed into law H.R. 1 (the “Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, limiting the amount of deductible interest expense, limiting executive compensations, implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax assets and related valuation allowance at December 31, 2017. As a result, the Company recognized a tax benefit of $121.8 million in the consolidated statement of operations for the year ended December 31, 2017. This tax benefit is comprised of $88.6 million of deferred tax expense associated with the revaluation of the Company’s net deferred tax assets, as reflected in the rate reconciliation, and $210.4 million of deferred tax benefit associated with the partial release of the Company’s valuation allowance as a result of the Tax Reform Act.

The Company has provisionally assessed the deemed mandatory repatriation provisions of the Tax Reform Act, and is projecting no impact to current year domestic taxable income as it relates to undistributed earnings of its foreign subsidiaries. The Company does not intend to distribute earnings in a taxable manner, and therefore intends to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction provided for in the Tax Reform Act, and earnings that would not result in any significant foreign taxes. As a result, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.

While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions.

The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company does not expect it will be subject to this tax and therefore has not included any tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2017.

The BEAT provisions in the Tax Reform Act eliminates the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The Company does not expect it will be subject to this tax and therefore has not included any tax impacts of BEAT in its consolidated financial statements for the year ended December 31, 2017.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impact of zero expense related to deemed repatriated earnings and approximately $13 million of tax benefit related to state taxes as included in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from this provisional amount, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018. The Company’s assertion regarding permanent reinvestment of earnings for foreign subsidiaries is also provisional at December 31, 2017.

The Income tax provision reflected in the Consolidated Statements of Operations consists of the following components:

	Year Ended
(In millions)	December 31, 2017	December 31, 2016	December 31, 2015
Current:
Federal	$(13.4)	$0.4	$10.3
Foreign	5.3	1.5	—
State	4.4	2.0	(2.2)
Total current	(3.7)	3.9	8.1
Deferred:
Federal	116.4	37.8	46.9
Foreign	(5.5)	(4.1)	—
State	46.9	0.4	4.7
Total deferred	157.8	34.1	51.6
Total provision	$154.1	$38.0	$59.7

The Company expects to generate alternative minimum taxes for the year ended December 31, 2017, but will fully offset the taxes due to the utilization of tax credits. Under the Tax Reform Act, alternative minimum tax credit will be refundable in the future. The Company has reclassed the alternative minimum tax credits from deferred tax assets to a long-term tax receivable.

Pre-tax income (losses) consisted of the following:

	Year Ended
(In millions)	December 31, 2017	December 31, 2016	December 31, 2015
Domestic	$(362.3)	$135.4	$163.6
Foreign	29.2	14.3	—
Total	$(333.1)	$149.7	$163.6

The difference between the effective tax rate on earnings from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

	Year Ended
(In millions)	December 31, 2017	December 31, 2016	December 31, 2015
Income tax expense at the federal statutory rate	$(116.6)	$52.4	$57.2
Effect of:
State income taxes	(17.6)	6.5	6.2
Increase (decrease) in reserve for uncertain tax positions	2.1	(19.2)	(1.0)
Federal and state credits	(5.2)	(2.7)	(2.7)
Permanent items - transaction costs	2.0	5.7	0.1
Permanent items - other	(9.4)	4.4	—
Foreign rate differential	(15.3)	(2.2)	—
Change in legislation	88.6	(9.9)	—
Other	4.9	0.2	0.2
Valuation allowance	220.6	2.8	(0.3)
Income tax expense (benefit)	$154.1	$38.0	$59.7
Effective income tax rate	(46.3)%	25.4%	36.5%

The significant components of deferred income tax assets and liabilities as of December 31, 2017 and December 31, 2016 are as follows:

	December 31, 2017		December 31, 2016
	Deferred Income Tax		Deferred Income Tax
(In millions)	Assets	Liabilities	Assets	Liabilities
Tangible assets	$—	$(209.7)	$—	$(374.2)
Accrued liabilities	17.0	—	27.8	—
Intangible assets	—	(126.4)	—	(159.6)
Receivables	—	(9.1)	—	(4.9)
Investments	—	(149.7)	—	(256.4)
Capital loss carryforwards	—	—	4.0	—
Pension, postretirement and deferred compensation	22.0	—	38.2	—
Corporate borrowings	—	(5.1)	0.2	—
Deferred revenue	187.0	—	175.9	—
Lease liabilities	165.7	—	168.1	—
Capital and financing lease obligations	144.7	—	191.1	—
Other credit carryovers	16.6	—	28.0	—
Other comprehensive income	—	(0.4)	—	—
Net operating loss carryforwards	265.1	—	343.4	—
Total	$818.1	$(500.4)	$976.7	$(795.1)
Less: Valuation allowance	(338.4)	—	(112.2)	—
Net deferred income taxes	$479.7	$(500.4)	$864.5	$(795.1)

A rollforward of the Company’s valuation allowance for deferred tax assets is as follows:

		Additions		Charged
	Balance at	Charged	Charged	(Credited) to
	Beginning of	(Credited) to	(Credited) to	Other	Balance at
(In millions)	Period	Expenses	Goodwill	Accounts(1)	End of Period
Calendar Year 2017
Valuation allowance-deferred income tax assets	$112.2	220.6	(9.1)	14.7	$338.4
Calendar Year 2016
Valuation allowance-deferred income tax assets	$0.5	2.8	108.9	—	$112.2
Calendar Year 2015
Valuation allowance-deferred income tax assets	$0.8	(0.3)	—	—	$0.5

(1)

Primarily relates to amounts resulting from the Company’s tax sharing arrangement, changes in deferred tax assets and associated valuation allowance that are not related to income statement activity as well as amounts charged to other comprehensive income.

The Company’s federal income tax loss carryforward of $443.9 million will begin to expire in 2018 and will completely expire in 2035 and will be limited annually due to certain change in ownership provisions of the Internal Revenue Code.  The Company’s foreign net operating losses of $638.6 million can be used indefinitely except for approximately $12.9 million, which will expire in varying amounts between 2018 and 2028. The Company also has state income tax loss carryforwards of $404.0 million, which may be used over various periods ranging from 1 to 20 years.

In 2015 and 2016, the Company identified a prudent and feasible tax planning strategy which involves the conversion of NCM units into NCM, Inc. common stock that, when executed, generates significant taxable income. The conversion is within the control of the Company and the Company executes the conversion when it becomes necessary to prevent its net operating loss and / or capital loss carryforwards from expiring unrealized.

On December 30, 2015, the Company converted 200,000 of its NCM units to NCM, Inc. shares and recognized approximately $4.6 million of capital gain pursuant to the tax planning strategy described above. See Note 5 – Investments for additional information.

A reconciliation of the change in the amount of unrecognized tax benefits was as follows:

	Year Ended
(In millions)	December 31, 2017	December 31, 2016	December 31, 2015
Balance at beginning of period	$12.7	$30.1	$30.5
Gross increases—current period tax positions	3.2	1.7	1.7
Gross increases—prior period tax positions	0.3	0.1	1.1
Favorable resolutions with authorities	—	(19.2)	(2.2)
Lapse of statute of limitations	—	—	(1.0)
Impact of legislation change	(0.9)	—	—
Balance at end of period	$15.3	$12.7	$30.1

The Company recognizes income tax-related interest expense and penalties as income tax expense and general and administrative expense, respectively. The amount of interest and penalty expense related to foreign uncertain tax positions recognized for the year ended December 31, 2017 was $0.1 million. No interest expense related to federal uncertain tax positions have been recognized for the year ended December 31, 2017 and December 31, 2016, respectively.

The Company analyzed and reviewed the remaining state uncertain tax positions to determine the necessity of accruing interest and penalties. The amount of interest related to state uncertain tax positions recognized for the year ended December 31, 2017 was $0.1 million. The total amount of accrued interest and penalties for state uncertain tax positions at December 31, 2017 and December 31, 2016 was $0.1 million and $0.1 million, respectively. The $0.1 million represents the total amount of interest and penalties accrued at December 31, 2017 for all uncertain tax positions.

During the year ended December 31, 2015, the Company received a favorable state ruling that resulted in a reduction of uncertain tax positions and, as a result, the Company recorded a net discrete tax benefit of approximately $2.9 million. The $2.9 million consisted of $2.1 million net discrete benefit for reduction of uncertain tax positions and $0.8 million related to establishing a receivable for amounts previously paid. During the year ended December 31, 2015, the Company received a notice of proposed adjustment from the Internal Revenue Service based upon its ongoing review of the Company’s tax return for the fiscal period ended March 29, 2012. As a result of this notification, the Company recorded a net discrete tax provision of $1.0 million for interest on the proposed adjustment ($0.6 million net of tax), reinstated approximately $9.2 million of deferred tax assets and recorded current interest and taxes payable of $10.2 million.

The total amount of net unrecognized tax benefits at December 31, 2017 and December 31, 2016 that would impact the effective tax rate, if recognized, would be $12.6 million and $9.3 million, respectively. There are currently, unrecognized tax benefits which the Company anticipates will be resolved in the next 12 months; however, the Company is unable at this time to estimate what the impact on its unrecognized tax benefits will be.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. An IRS examination of the tax year March 29, 2012 is currently ongoing. Generally, tax years beginning after March 28, 2002 are still open to examination by various taxing authorities. Additionally, as discussed above, the Company has net operating loss (“NOL”) carryforwards for tax years ended December 31, 2000, through December 20, 2016, in the U.S. and various state jurisdictions which have carryforwards of varying lengths of time. These NOLs are subject to adjustment based on the statute of limitations applicable to the return in which they are utilized, not the year in which they are generated. Various state, local and foreign income tax returns are also under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its consolidated financial statements.

NOTE 10 –  LEASES

The following table sets forth the future minimum rental payments, by calendar year, required under existing operating leases and digital projector equipment leases payable to DCIP that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2017:

Minimum operating
(In millions)	lease payments
2018	$748.6
2019	743.3
2020	711.6
2021	660.5
2022	600.5
Thereafter	3,532.2
Total minimum payments required	$6,996.7

As of December 31, 2017, the Company has lease agreements for 32 theatres with 289 screens which are under construction or development and are expected to open from 2018 to 2020.

Included in other long-term liabilities as of December 31, 2017 and December 31, 2016 was $467.7 million and $325.2 million respectively, of deferred rent representing future minimum rental payments for leases with scheduled rent increases and landlord contributions, and $221.3 million and $216.6 million, respectively, for unfavorable lease liabilities.

Rent expense is summarized as follows:

	Year Ended	Year Ended	Year Ended
(In millions)	December 31, 2017	December 31, 2016	December 31, 2015
Minimum rentals	$682.7	$440.5	$405.4
Common area expenses	97.4	51.0	48.0
Percentage rentals based on revenues	14.3	14.0	14.4
Rent	794.4	505.5	467.8
General and administrative and other	26.3	7.6	7.2
Total	$820.7	$513.1	$475.0

NOTE 11 –  EMPLOYEE BENEFIT PLANS

The Company sponsors frozen non-contributory qualified and non-qualified defined benefit pension plans generally covering all employees in the U.S. who, prior to the freeze, were age 21 or older and had completed at least 1,000 hours of service in their first year of employment, or in a calendar year ending thereafter, and who were not covered by a collective bargaining agreement. The Company sponsors frozen defined benefit pension plans in the U.K. that were acquired from Odeon on November 30, 2016. The Company sponsors a frozen defined benefit pension plan in Sweden that were acquired from Nordic on March 28, 2017. The Company also offered eligible retirees the opportunity to participate in a health plan. Certain employees were eligible for subsidized postretirement medical benefits. The eligibility for these benefits was based upon a participant’s age and service as of January 1, 2009. The Company also sponsors a postretirement deferred compensation plan.

On December 31, 2013, the Company’s Board of Directors approved revisions to the Company’s Postretirement Medical and Life Insurance Plan effective April 1, 2014 and the changes were communicated to the plan participants. As a result of these revisions, the Company recorded a prior service credit of approximately $15.2 million through other comprehensive income to be amortized over nine years starting in 2014, based on expected future service of the remaining participants.

On January 12, 2015, the Compensation Committee and the Board of Directors of Holdings, adopted resolutions to terminate the AMC Postretirement Medical Plan with an effective date of March 31, 2015. During the quarter ended March 31, 2015, the Company notified eligible associates that their retiree medical coverage under the plan will terminate after March 31, 2015. Payments to eligible associates were approximately $4.3 million during the year ended December 31, 2015. The Company recorded net periodic benefit credits of $18.1 million, including curtailment gains, settlement gains, amortization of unrecognized prior service credits, and amortization of actuarial gains recorded in accumulated other comprehensive income related to the termination and settlement of the plan during the year ended December 31, 2015.

The measurement dates used to determine pension and other postretirement benefits were December 31, 2017, December 31, 2016, and December 31, 2015.

Net periodic benefit cost for the plans consists of the following:

	U.S. Pension Benefits
	Year Ended
(In millions)	December 31, 2017	December 31, 2016	December 31, 2015
Components of net periodic benefit cost:
Interest cost	$4.2	$4.3	$4.3
Expected return on plan assets	(3.2)	(3.5)	(4.7)
Settlement (gain) loss	—	—	0.3
Net periodic benefit cost (credit)	$1.0	$0.8	$(0.1)

	International Pension Benefits and Terminated U.S. Retiree Health Plan
	Year Ended
(In millions)	December 31, 2017	December 31, 2016	December 31, 2015
Components of net periodic benefit cost:
Service cost	$0.4	$—	$—
Interest cost	3.0	0.2	—
Expected return on plan assets	(3.5)	(0.3)	—
Amortization of net (gain) loss	0.1	—	(2.8)
Amortization of prior service credit	—	—	(2.9)
Curtailment gain	—	—	(11.8)
Settlement (gain) loss	(0.4)	—	(0.6)
Net periodic benefit cost (credit)	$(0.4)	$(0.1)	$(18.1)

The following table summarizes the changes in other comprehensive income (loss):

	U.S. Pension Benefits
	Year Ended
(In millions)	December 31, 2017	December 31, 2016	December 31, 2015
Net (gain) loss	$5.4	$0.6	$(0.4)
Settlement	—	—	(0.3)
Allocated tax expense (benefit)	—	—	0.3
Total recognized in other comprehensive (income) loss	$5.4	$0.6	$(0.4)
Net periodic benefit cost (credit)	1.0	0.8	(0.1)
Total recognized in net periodic benefit cost (credit) and other comprehensive (income) loss	$6.4	$1.4	$(0.5)

	International Pension Benefits and Terminated U.S. Retiree Health Plan
	Year Ended
(In millions)	December 31, 2017	December 31, 2016	December 31, 2015
Net (gain) loss	$(2.8)	$(0.1)	$0.1
Prior service credit	—	—	(1.2)
Amortization of net gain	—	—	2.8
Amortization of prior service credit	—	—	2.9
Curtailment	—	—	11.8
Settlement	—	—	0.6
Allocated tax expense (benefit)	0.4	—	(6.6)
Total recognized in other comprehensive (income) loss	$(2.4)	$(0.1)	$10.4
Net periodic benefit cost (credit)	(0.4)	(0.1)	(18.1)
Total recognized in net periodic benefit cost (credit) and other comprehensive (income) loss	$(2.8)	$(0.2)	$(7.7)

The following tables set forth the plan’s change in benefit obligations and plan assets and the accrued liability for benefit costs included in the Consolidated Balance Sheets:

	U.S. Pension Benefits
	Year Ended
(In millions)	December 31, 2017	December 31, 2016
Change in benefit obligation:
Benefit obligation at beginning of period	$109.0	$107.0
Interest cost	4.2	4.3
Actuarial (gain) loss	12.0	2.1
Benefits paid	(6.1)	(4.2)
Administrative expenses	—	(0.2)
Benefit obligation at end of period	$119.1	$109.0

	International Pension Benefits and Terminated U.S. Retiree Health Plan
	Year Ended
(In millions)	December 31, 2017	December 31, 2016(1)
Change in benefit obligation:
Benefit obligation at beginning of period	$93.3	$—
Acquisition	11.7	90.9
Service cost	0.4	—
Interest cost	3.0	0.2
Plan participants’ contributions	—	—
Actuarial (gain) loss	1.1	3.5
Plan amendment	—	—
Benefits paid	(3.2)	(0.2)
Administrative expenses	—	—
Settlement paid	(6.0)	—
Currency translation adjustment	9.8	(1.1)
Benefit obligation at end of period	$110.1	$93.3

(1)

Activity for calendar 2016 reflects activity only for the International Pension Benefits assumed from Odeon in November 2016. Activity for calendar 2017 reflects activity for the International Pension Benefits assumed from Odeon in November 2016 and Nordic assumed in March 2017.

	U.S. Pension Benefits
	Year Ended
(In millions)	December 31, 2017	December 31, 2016
Change in plan assets:
Fair value of plan assets at beginning of period	$65.3	$64.6
Actual return on plan assets gain	9.9	5.0
Employer contribution	2.7	0.2
Benefits paid	(6.1)	(4.2)
Administrative expense	(1.6)	(0.2)
Settlement paid	—	(0.1)
Fair value of plan assets at end of period	$70.2	$65.3
Net liability for benefit cost:
Funded status	$(47.2)	$(43.6)

	International Pension Benefits and Terminated U.S. Retiree Health Plan
	Year Ended
(In millions)	December 31, 2017	December 31, 2016
Change in plan assets:
Fair value of plan assets at beginning of period	$111.1	$—
Acquisition	—	108.9
Actual return on plan assets gain	7.6	3.8
Employer contribution	1.1	—
Benefits paid	(3.2)	(0.2)
Settlement paid	(6.0)	—
Currency translation adjustment	10.5	(1.4)
Fair value of plan assets at end of period	$121.1	$111.1
Net asset for benefit cost:
Funded status	$11.1	$17.8

	U.S. Pension Benefits		International Pension Benefits and Terminated U.S. Retiree Health Plan
(In millions)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Amounts recognized in the Balance Sheet:
Other long-term assets	$—	$—	$26.9	$18.9
Accrued expenses and other liabilities	(0.3)	(0.2)	—	—
Other long-term liabilities	(46.9)	(43.3)	(15.8)	(1.1)
Net asset (liability) recognized	$(47.2)	$(43.5)	$11.1	$17.8

Aggregate accumulated benefit obligation	$—	$(0.1)	$—	$(0.1)

The following table summarizes pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets:

	U.S. Pension Benefits		International Pension Benefits and Terminated U.S. Retiree Health Plan
(In millions)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Aggregated accumulated benefit obligation	$(117.4)	$(108.8)	$(107.4)	$(93.3)
Aggregated projected benefit obligation	(117.4)	(108.8)	(109.9)	(93.3)
Aggregated fair value of plan assets	70.2	65.3	121.1	111.1

Amounts recognized in accumulated other comprehensive income consist of the following:

	U.S. Pension Benefits		International Pension Benefits and Terminated U.S. Retiree Health Plan
(In millions)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Net actuarial (gain) loss	$5.4	$0.6	$(2.8)	$(0.1)
Prior service credit	—	—	—	—

Amounts in accumulated other comprehensive income expected to be recognized in components of net periodic pension cost during the calendar year 2018 are as follows:

U.S. Pension
(In millions)	Benefits
Net actuarial loss	$0.8

International
Pension
(In millions)	Benefits
Net actuarial loss	$0.1

Actuarial Assumptions

The weighted-average assumptions used to determine benefit obligations are as follows:

	U.S. Pension Benefits		International Pension Benefits and Terminated U.S. Retiree Health Plan
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Discount rate	3.42%	3.92%	2.58%	2.70%
Rate of compensation increase	N/A	N/A	2.14%	3.20%

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	U.S. Pension Benefits			International Pension Benefits and Terminated U.S. Retiree Health Plan
	Year Ended			Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2017	December 31, 2016	December 31, 2015
Discount rate	3.92%	4.10%	3.80%	2.70%	2.90%	3.37%
Weighted average expected long-term return on plan assets	7.00%	7.06%	7.81%	2.85%	3.09%	N/A
Rate of compensation increase	N/A	N/A	N/A	2.14%	3.20%	N/A

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

Cash Flows

The Company expects to contribute $4.2 million and $0.0 million to the U.S. and International pension plans, respectfully during the calendar year 2018.

The following table provides the benefits expected to be paid (inclusive of benefits attributable to estimated future employee service) in each of the next five years, and in the aggregate for the five years thereafter:

(In millions)	U.S. Pension Benefits	International Pension Benefits and Terminated U.S. Retiree Health Plan
2018	$4.5	$3.0
2019	4.5	3.0
2020	4.0	3.1
2021	4.7	3.2
2022	6.7	3.3
Years 2023 - 2027	33.2	17.7

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

The international pension benefit plans do not have an established asset target allocation for 2017.

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

The fair value of the U.S. pension plan assets at December 31, 2017, by asset class is as follows:

		Fair Value Measurements at December 31, 2017 Using
	Total Carrying	Quoted prices in	Significant other	Significant
	Value at	active market	observable inputs	unobservable inputs
(In millions)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$0.1	$0.1	$—	$—
Equity securities:
U.S. companies	1.8	1.8	—	—
International companies	1.3	1.3	—	—
Bond market fund	1.4	1.4	—	—
Private real estate	9.7	—	9.7	—
Investments at net asset value(1)	55.9	—	—	—
Total assets at fair value	$70.2	$4.6	$9.7	$—

(1)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

The fair value of the International Pension Benefits and Terminated U.S. Retiree Health Plan assets at December 31, 2017, by asset class is as follows:

		Fair Value Measurements at December 31, 2017 Using
	Total Carrying
	Value at	Quoted prices in	Significant other	Significant
	December 31,	active market	observable inputs	unobservable inputs
(In millions)	2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$0.5	$0.5	$—	$—
Bond market fund	83.4	—	83.4	—
Private real estate	6.4	—	6.4	—
Investments at net asset value(1)	30.8	—	—	—
Total assets at fair value	$121.1	$0.5	$89.8	$—

(1)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

The fair value of the U.S. pension plan assets at December 31, 2016, by asset class is as follows:

		Fair Value Measurements at December 31, 2016 Using
	Total Carrying
	Value at	Quoted prices in	Significant other	Significant
	December 31,	active market	observable inputs	unobservable inputs
(In millions)	2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$0.3	$0.3	$—	$—
Equity securities:
U.S. companies	1.8	1.8	—	—
International companies	1.3	1.3	—	—
Bond market fund	1.3	1.3	—	—
Private real estate	9.2	—	9.2	—
Investments at net asset value(1)	51.4	—	—	—
Total assets at fair value	$65.3	$4.7	$9.2	$—

(1)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

The fair value of the International Pension Benefits and Terminated U.S. Retiree Health Plan assets at December 31, 2016, by asset class is as follows:

		Fair Value Measurements at December 31, 2016 Using
	Total Carrying
	Value at	Quoted prices in	Significant other	Significant
	December 31,	active market	observable inputs	unobservable inputs
(In millions)	2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$0.1	$0.1	$—	$—
Bond market fund	77.6	—	77.6	—
Private real estate	5.4	—	5.4	—
Investments at net asset value(1)	28.0	—	—	—
Total assets at fair value	$111.1	$0.1	$83.0	$—

(1)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan covering certain U.S. employees age 21 or older and who are not covered by a collective bargaining agreement. Under the Company’s 401(k) Savings Plan, the Company matches 100% of each eligible employee’s elective contributions up to 3% and 50% of contributions up to 5% of the employee’s eligible compensation. The Company’s expense under the 401(k) savings plan was $4.4 million, $3.5 million, and $3.4 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.

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

Two putative federal securities class actions are pending against the Company in the U.S. District Court for the Southern District of New York. The first action, captioned Hawaii Structural Ironworkers Pension Trust Fund v. AMC Entertainment Holdings, Inc., et al., Case No. 1:18-cv-00299-AJN, was filed on January 12, 2018 and asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company, certain of its officers and directors, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., and Credit Suisse Securities (USA) LLC, the underwriters for the Company’s February 8, 2017 secondary public offering. The Hawaii action alleges, among other things, that the registration statement and prospectus for the secondary public offering and certain other public disclosures contained material misstatements and omissions. The second action, Nichols v. AMC Entertainment Holdings, Inc., et al., Case No. 1:18-cv-00510-AJN, was filed on January 19, 2018 and asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company and certain of its officers and directors. The Nichols action similarly alleges, among other things, that the registration statement and prospectus for the secondary public offering and certain other public disclosures contained material misstatements and omissions. The defendants have not yet responded to the complaint in either action. The Company intends to vigorously defend all claims asserted. Given the early stage of the actions, a loss is not probable or reasonably estimable at this time.

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

NOTE 13 –  THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

The Company has provided reserves for estimated losses from theatres and screens which have been permanently closed and vacant space with no right to future use. As of December 31, 2017, the Company reserved $27.5 million for lease terminations which have either not been consummated or paid, related primarily to nine theatres and certain vacant restaurant space. The Company is obligated under long-term lease commitments with remaining terms of up to 10 years for theatres which have been closed. As of December 31, 2017, base rents aggregated approximately $9.2 million annually and $28.6 million over the remaining terms of the leases.

A rollforward of reserves for theatre and other closure is as follows:

	Year Ended	Year Ended	Year Ended
(In millions)	December 31, 2017	December 31, 2016	December 31, 2015
Beginning balance	$34.6	$43.0	$52.8
Theatre and other closure expense	3.0	5.2	5.0
Transfer of assets and liabilities	1.2	—	—
Foreign currency translation adjustment	1.0	(1.4)	(2.4)
Cash payments	(12.3)	(12.2)	(12.4)
Ending balance	$27.5	$34.6	$43.0

The Company recognized theatre and other closure expense of $3.0 million, $5.2 million, and $5.0 million, during the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively. Theatre and other closure expense included the accretion on previously closed properties with remaining lease obligations.

In the accompanying Consolidated Balance Sheets, the current portion of the theatre and other closure ending balance was included with accrued expenses and other liabilities and the long-term portion of the theatre and other closure ending balance was included with other long-term liabilities. See Note 6 – Supplemental Balance Sheet Information for further information.

Theatre and other closure reserves for leases that have not been terminated were recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance. As of December 31, 2017, the future lease obligations are discounted at annual rates ranging from 6.0% to 9.0%.

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

Recurring Fair Value Measurements.  The following table summarizes the fair value hierarchy of the Company’s financial assets carried at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2017 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	December 31, 2017 (1)	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Money market mutual funds	$0.6	$0.6	$—	$—
Equity securities, available-for-sale:
Investments measured at net asset value(2)	9.8	—	—	—
Total assets at fair value	$10.4	$0.6	$—	$—

		Fair Value Measurements at December 31, 2016 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	December 31, 2016 (1)	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Money market mutual funds	$0.6	$0.6	$—	$—
Equity securities, available-for-sale:
Investments measured at net asset value(2)	7.2	—	—	—
Total assets at fair value	$7.8	$0.6	$—	$—

(1)

The investments relate to a non-qualified deferred compensation arrangement on behalf of certain management. The Company has an equivalent liability for this related-party transaction recorded in other long-term liabilities for the deferred compensation obligation.

(2)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

Valuation Techniques.  The Company’s money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The equity securities, available-for-sale, primarily consist of common stock and mutual funds invested in equity, fixed income, and international funds and are measured at fair value using quoted market prices. See Note 16 – Accumulated Other Comprehensive Income for the unrealized gain on equity securities recorded in accumulated other comprehensive income.

Nonrecurring Fair Value Measurements.    Equity interests in NCM, Inc. and NCM LLC were considered impaired and were written down to their fair value during the year ended December 31, 2017. The Company recorded in:

Equity in (earnings) loss of non-consolidated entities an other-than-temporary impairment charge of $208.0 million to reduce the carrying value of its investment in NCM to Level 1 fair value during the year ended December 31, 2017.

The following table summarizes the fair value hierarchy of the Company’s assets that were measured at fair value on a nonrecurring basis:

Fair Value Measurements at December 31, 2017 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs	Total
(In millions)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)	Losses
Property, net:
Property owned, net	$7.7	$—	$—	$7.7	$43.6

Fair Value Measurements at December 31, 2016 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs	Total
(In millions)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)	Losses
Property, net:
Property owned, net	$1.5	$—	$—	$1.5	$5.5

Long-lived assets held and used and a favorable lease were considered impaired and were written down to their fair value at December 31, 2017 and December 31, 2016 of $7.7 million and $1.5 million, respectively.

Other Fair Value Measurement Disclosures.  The following table summarizes the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at December 31, 2017 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$15.2	$—	$14.1	$1.4
Corporate borrowings	4,220.1	—	4,218.7	1.4

		Fair Value Measurements at December 31, 2016 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$15.2	$—	$14.2	$1.4
Corporate borrowings	3,745.8	—	3,892.6	2.8

Valuation Technique.  Quoted market prices and observable market based inputs were used to estimate fair value for level 2 inputs. The level 3 fair value measurement represents the transaction price of the corporate borrowings under market conditions.

NOTE 15 –  OPERATING SEGMENTS

The Company reports information about operating segments in accordance with ASC 280-10, Segment Reporting, which requires financial information to be reported based on the way management organizes segments within a company for making operating decisions and evaluating performance. Beginning with the Company’s acquisition of Odeon in 2016, the Company has identified two reportable segments for its theatrical exhibition operations, U.S. markets and International markets. The International markets reportable segments consist of two operating segments (Odeon Theatres and Nordic Theatres) with operations in or partial interest in theatres in the United Kingdom, Germany, Spain, Italy, Ireland, Austria, Portugal, Sweden, Finland, Estonia, Latvia, Lithuania, Norway and Denmark. Each segment’s revenue is derived from admissions, food and beverage sales and other ancillary revenues, primarily screen advertising, AMC Stubs® membership fees, ticket sales, gift card income and exchange ticket income. The two international operating units, Odeon Theatres and Nordic Theatres, are combined into one reportable segment (International markets) because they have similar economic characteristics and meet the aggregation criteria described in the accounting guidance for segment reporting. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company does not report asset information by segment because that information is not used to evaluate the performance of or allocate resources between segments.

Below is a breakdown of select financial information by reportable operating segment:

	Year Ended
Revenues (In millions)	December 31, 2017	December 31, 2016	December 31, 2015
U.S. markets	$3,723.5	$3,117.0	$2,940.0
International markets	1,355.7	118.9	6.9
Total revenues	$5,079.2	$3,235.9	$2,946.9

	Year Ended
Adjusted EBITDA (1) (In millions)	December 31, 2017	December 31, 2016	December 31, 2015
U.S. markets (2)	$610.0	$573.6	$536.8
International markets	212.5	28.4	(0.4)
Total Adjusted EBITDA	$822.5	$602.0	$536.4

	Year Ended
Capital Expenditures (In millions)	December 31, 2017	December 31, 2016	December 31, 2015
U.S. markets	$543.7	$412.7	$333.4
International markets	83.1	9.0	—
Total capital expenditures	$626.8	$421.7	$333.4

(1)

The Company presents Adjusted EBITDA as a supplemental measure of its performance. The Company defines Adjusted EBITDA as net earnings (loss) plus (i) income tax provision, (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of the Company’s ongoing operating performance and to include attributable EBITDA from equity investments in theatre operations in international markets and any cash distributions of earnings from its other equity method investees. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, which is consistent with how Adjusted EBITDA is defined in the Company’s debt indentures.

(2)	Distributions from NCM are reported entirely within the U.S. markets segment.

Financial Information About Geographic Area:

	Year Ended
Revenues (In millions)	December 31, 2017	December 31, 2016	December 31, 2015
United States	$3,723.5	$3,117.0	$2,940.0
United Kingdom	509.8	56.9	6.9
Italy	185.5	21.0	—
Spain	187.1	20.0	—
Sweden	154.2	—	—
Germany	129.7	14.1	—
Finland	77.3	—	—
Ireland	38.5	3.2	—
Other foreign countries	73.6	3.7	—
Total	$5,079.2	$3,235.9	$2,946.9

	As of	As of
Long-term assets, net (In millions)	December 31, 2017	December 31, 2016
United States	$5,866.8	$6,156.9
International	3,066.7	1,801.3
Total long-term assets (1)	$8,933.5	$7,958.2

(1)	Long-term assets are comprised of property, intangible assets, goodwill, deferred income tax assets and other long-term assets.

The following table sets forth a reconciliation of net earnings (loss) to Adjusted EBITDA:

	Year Ended
(In millions)	December 31, 2017	December 31, 2016	December 31, 2015
Net earnings (loss)	$(487.2)	$111.7	$103.9
Plus:
Income tax provision	154.1	38.0	59.7
Interest expense	274.0	121.5	106.0
Depreciation and amortization	538.6	268.2	233.0
Impairment of long-lived assets	43.6	5.5	1.7
Certain operating expenses (1)	20.6	20.2	16.7
Equity in (earnings) loss of non-consolidated entities (2)	185.2	(47.7)	(37.1)
Cash distributions from non-consolidated entities (3)	45.4	40.1	34.0
Attributable EBITDA (4)	3.4	—	—
Investment income	(22.6)	(10.2)	(6.1)
Other expense (income) (5)	(1.3)	—	10.7
General and administrative expense—unallocated:
Merger, acquisition and transaction costs (6)	63.0	47.9	3.4
Stock-based compensation expense (7)	5.7	6.8	10.5
Adjusted EBITDA	$822.5	$602.0	$536.4

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

(2)

Equity in (earnings) loss of non-consolidated entities includes an other-than-temporary impairment charge of $208.0 million to reduce the carrying value of the Company’s investment in NCM to Level 1 fair value during the year ended December 31, 2017. An other-than-temporary impairment charge of $204.5 million was recorded on the Company’s units and shares at the publicly quoted per share price on June 30, 2017, of $7.42 and an other-than-temporary impairment charge of $3.5 million was recorded on the Company’s units and shares at the publicly quoted per share price on December 31, 2017 of $6.86, based on the Company’s determination that the decline in the price per share during the respective quarters was other than temporary. Equity in (earnings) loss of non-consolidated entities includes loss on the sale of a portion of the Company’s investment in NCM of $22.2 million during the year ended December 31, 2017.

(3)

Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. The Company believes including cash distributions is an appropriate reflection of the contribution of these investments to the Company’s operations.

(4)

Attributable EBITDA includes the EBITDA from minority equity investments in theatre operators in certain international markets. See below for a reconciliation of the Company’s equity earnings of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where the Company holds a significant market share, the Company believes attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. The Company also provides services to these theatre operators including information technology systems, certain on-screen advertising services and our gift card and package ticket program. As these investments relate only to the Company’s Nordic acquisition, the second quarter of 2017 represents the first time the Company has made this adjustment and does not impact prior historical presentations of Adjusted EBITDA.

	Year Ended
(In millions)	December 31, 2017	December 31, 2016	December 31, 2015
Equity in loss of non-consolidated entities	$185.2	$(47.7)	$(37.1)
Less:
Equity in (earnings) loss of non-consolidated entities excluding international theatre JV's	187.0	(47.7)	(37.1)
Equity in (earnings) loss of International theatre JV's	1.8	—	—
Depreciation and amortization	1.6	—	—
Attributable EBITDA	$3.4	$—	$—

(5)

Other income for the year ended December 31, 2017 includes $3.0 million financing related foreign currency transaction gains, partially offset by $1.3 million in fees relating to third-party fees related to the Third Amendment to the Company’s Senior Secured Credit Agreement, and a $0.4 million loss on the redemption of the Bridge Loan Facility. During the year ended December 31, 2015, the Company recorded a loss on extinguishment related to the redemption of the Notes due 2022 of approximately $9.3 million and the loss on the modification of the Senior Secured Credit Facility of $1.4 million.

(6)	Merger, acquisition and transition costs are excluded as they are non-operating in nature.

(7)	Non-cash or non-recurring expense included in general and administrative: other

NOTE 16 –  ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the change in accumulated other comprehensive income (loss) by component:

			Unrealized Net	Unrealized Net
		Pension and	Gain from	Gain from Equity
	Foreign	Other	Marketable	Method Investees’
(In millions)	Currency	Benefits (1)	Securities	Cash Flow Hedge	Total
Balance, December 31, 2016	$(1.8)	$(3.6)	$0.3	$2.6	$(2.5)
Other comprehensive income (loss) before reclassifications	131.7	—	0.7	—	132.4
Amounts reclassified from accumulated other comprehensive income	—	(3.0)	(0.4)	(0.9)	(4.3)
Other comprehensive income (loss)	131.7	(3.0)	0.3	(0.9)	128.1
Balance, December 31, 2017	$129.9	$(6.6)	$0.6	$1.7	$125.6

			Unrealized Net	Unrealized Net
		Pension and	Gain from	Gain from Equity
	Foreign	Other	Marketable	Method Investees’
(In millions)	Currency	Benefits (1)	Securities	Cash Flow Hedge	Total
Balance, December 31, 2015	$2.1	$(3.3)	$1.5	$2.5	$2.8
Other comprehensive income (loss) before reclassifications	(3.9)	—	0.6	(0.3)	(3.6)
Amounts reclassified from accumulated other comprehensive income	—	(0.3)	(1.8)	0.4	(1.7)
Other comprehensive income (loss)	(3.9)	(0.3)	(1.2)	0.1	(5.3)
Balance, December 31, 2016	$(1.8)	$(3.6)	$0.3	$2.6	$(2.5)

(1)	See Note 11 – Employee Benefit Plans for further information regarding amounts reclassified from accumulated other comprehensive income.

The tax effects allocated to each component of other comprehensive income (loss) is as follows:

	Year Ended
	December 31, 2017			December 31, 2016			December 31, 2015
		Tax			Tax			Tax
	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax
(In millions)	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized foreign currency translation adjustment (1)	$142.6	$(10.9)	$131.7	$(3.1)	$(0.8)	$(3.9)	$2.3	$(0.9)	$1.4
Pension and other benefit adjustments:									—
Net gain (loss) arising during the period	(2.6)	(0.4)	(3.0)	(0.5)	0.2	(0.3)	0.3	(0.1)	0.2
Prior service credit arising during the period	—	—	—	—	—	—	1.2	(0.5)	0.7
Amortization of net (gain) loss reclassified into general and administrative: other	—	—	—	—	—	—	(2.8)	1.1	(1.7)
Amortization of prior service credit reclassified into general and administrative: other	—	—	—	—	—	—	(2.9)	1.1	(1.8)
Curtailment gain reclassified into general and administrative: other	—	—	—	—	—	—	(11.8)	4.6	(7.2)
Settlement gain reclassified into general and administrative: other	—	—	—	—	—	—	(0.3)	0.1	(0.2)
Marketable securities:
Unrealized net holding gain (loss) arising during the period	1.2	(0.5)	0.7	1.0	(0.4)	0.6	(1.7)	0.6	(1.1)
Realized net gain reclassified into investment expense (income)	(0.6)	0.2	(0.4)	(3.0)	1.2	(1.8)	(0.3)	0.1	(0.2)
Equity method investees' cash flow hedge:
Unrealized net holding gain (loss) arising during the period	—	—	—	(0.5)	0.2	(0.3)	(1.1)	0.4	(0.7)
Realized net loss reclassified into equity in earnings of non-consolidated entities	(1.5)	0.6	(0.9)	0.5	(0.1)	0.4	0.7	(0.2)	0.5
Other comprehensive income (loss)	$139.1	$(11.0)	$128.1	$(5.6)	$0.3	$(5.3)	$(16.4)	$6.3	$(10.1)

(1)

Deferred tax impacts of foreign currency translation for the Odeon and Nordic international operations acquired during 2016 and 2017 have not been recorded due to the Company’s intent to remain permanently invested.

NOTE 17 –  EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Diluted earnings per share includes the effects of contingently issuable RSUs and PSUs, if dilutive.

The following table sets forth the computation of basic and diluted earnings from continuing operations per common share:

	Year Ended	Year Ended	Year Ended
(In millions)	December 31, 2017	December 31, 2016	December 31, 2015
Numerator:
Net earnings (loss) from continuing operations	$(487.2)	$111.7	$103.9
Denominator (shares in thousands):
Weighted average shares for basic earnings per common share	128,246	98,838	97,963
Common equivalent shares for RSUs and PSUs	—	34	66
Shares for diluted earnings per common share	128,246	98,872	98,029
Basic earnings (loss) per common share	$(3.80)	$1.13	$1.06
Diluted earnings (loss) per common share	$(3.80)	$1.13	$1.06

Vested RSUs and PSU’s have dividend rights identical to the Company’s Class A and Class B common stock and are treated as outstanding shares for purposes of computing basic and diluted earnings per share. Certain unvested RSUs and unvested PSUs are subject to performance conditions and are included in diluted earnings per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the Company’s 2013 Equity Incentive Plan if the end of the reporting period were the end of the contingency period. During the year ended December 31, 2017 unvested PSUs and Transition PSUs of 187,468 at the minimum performance target and unvested performance based RSU’s of 88194 were not included in the computation of diluted loss because they would anti-dilutive.

NOTE 18 – SUPPLEMENTAL FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

	2017
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
(In millions, except per share data)	2017	2017	2017	2017
Total revenues	$1,281.4	$1,202.3	$1,178.7	$1,416.8
Operating income (loss)	55.4	(19.6)	(4.3)	70.4
Net earnings (loss)(1)	$8.4	$(176.5)	$(42.7)	$(276.4)

Basic earnings per share	$0.07	$(1.35)	$(0.33)	$(2.14)

Diluted earnings per share	$0.07	$(1.35)	$(0.33)	$(2.14)

(1)

In the fourth quarter of calendar 2017, the Company recorded the impact of the change in the U.S. enacted federal income tax rate from 35% to 21% which reduced its deferred tax assets. In the fourth quarter and in connection with the preparation of its 2017 consolidated financial statements, the Company also determined that realization of its deferred tax assets in the U.S. tax jurisdictions was not more likely than not, primarily as a result of cumulative net losses recorded for three years and the Company recorded a full valuation allowance for its deferred tax assets in U.S. tax jurisdictions. As a result of the change in enacted tax rate and recording a full valuation allowance for the Company’s deferred tax assets in U.S. tax jurisdictions, the Company recorded a charge to its income tax provision in the fourth quarter of approximately $310 million.

	2016
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
(In millions, except per share data)	2016	2016	2016	2016
Total revenues	$766.0	$764.0	$779.8	$926.1
Operating income	59.3	55.6	65.5	32.5
Net earnings (2)	$28.3	$24.0	$30.4	$29.0

Basic earnings per share:	$0.29	$0.24	$0.31	$0.29

Diluted earnings per share:	$0.29	$0.24	$0.31	$0.29

(1)

Income tax provision included a benefit of $19.2 million during the three months ended December 31, 2016 related to resolution of an uncertain tax position. Merger, acquisition and transaction costs include a $10.0 million management transaction bonus financed by a capital contribution from Wanda and related to the successful completion of the Odeon and Carmike acquisitions during the quarter ended December 31, 2016. General and administrative: other includes $7.0 million of expense related to the settlement of litigation during the quarter ended December 31, 2016.

NOTE 19 – SUBSEQUENT EVENTS

On February 28, 2018, Holdings’ Board of Directors declared a cash dividend in the amount of $0.20 per share on Class A and Class B common stock, payable on March 26, 2018 to stockholders of record on March 12, 2018.

NOTE 20 –  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Years Ended December 31, 2017, December 31, 2016, and December 31, 2015

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, Financial statements of guarantors and issuers of guaranteed securities registered or being registered. Each of the subsidiary guarantors are 100% owned by Holdings. The subsidiary guarantees of the Company’s Notes due 2022, the Sterling Notes due 2024, the Notes due 2025, Notes due 2026, and the Notes due 2027 are full and unconditional and joint and several and subject to customary release provisions. The Company and its subsidiary guarantors’ investments in its consolidated subsidiaries are presented under the equity method of accounting.

Consolidating Statement of Operations

Year Ended December 31, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$1,906.1	$1,323.4	$—	$3,229.5
Food and beverage	—	956.1	592.3	—	1,548.4
Other theatre	—	168.1	133.2	—	301.3
Total revenues	—	3,030.3	2,048.9	—	5,079.2
Operating costs and expenses
Film exhibition costs	—	1,001.8	602.5	—	1,604.3
Food and beverage costs	—	138.9	113.2	—	252.1
Operating expense, excluding depreciation and amortization	—	873.6	674.4	—	1,548.0
Rent	—	496.7	297.7	—	794.4
General and administrative:
Merger, acquisition and transaction costs	—	58.3	4.7	—	63.0
Other, excluding depreciation and amortization	2.0	82.8	48.6	—	133.4
Depreciation and amortization	—	290.7	247.9	—	538.6
Impairment of long-lived assets	—	43.6	—	—	43.6
Operating costs and expenses	2.0	2,986.4	1,989.0	—	4,977.4
Operating income (loss)	(2.0)	43.9	59.9	—	101.8
Other expense (income):
Equity in net (earnings) loss of subsidiaries	472.5	(31.9)	—	(440.6)	—
Other expense (income)	—	(1.9)	0.2	—	(1.7)
Interest expense:
Corporate borrowings	230.3	239.0	1.3	(239.0)	231.6
Capital and financing lease obligations	—	7.7	34.7	—	42.4
Equity in (earnings) loss of non-consolidated entities	—	192.2	(7.0)	—	185.2
Investment income	(217.6)	(43.0)	(1.0)	239.0	(22.6)
Total other expense	485.2	362.1	28.2	(440.6)	434.9
Earnings (loss) before income taxes	(487.2)	(318.2)	31.7	440.6	(333.1)
Income tax provision (benefit)	—	154.3	(0.2)	—	154.1
Net earnings (loss)	$(487.2)	$(472.5)	$31.9	$440.6	$(487.2)

Consolidating Statement of Operations

Year Ended December 31, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$1,945.1	$104.3	$—	$2,049.4
Food and beverage	—	972.9	46.2	—	1,019.1
Other theatre	—	152.4	15.0	—	167.4
Total revenues	—	3,070.4	165.5	—	3,235.9
Operating costs and expenses
Film exhibition costs	—	1,040.0	49.5	—	1,089.5
Food and beverage costs	—	134.2	8.0	—	142.2
Operating expense, excluding depreciation and amortization	—	830.8	42.7	—	873.5
Rent	—	491.1	14.4	—	505.5
General and administrative:
Merger, acquisition and transaction costs	—	46.9	1.0	—	47.9
Other, excluding depreciation and amortization	2.0	84.8	3.9	—	90.7
Depreciation and amortization	—	252.9	15.3	—	268.2
Impairment of long-lived assets	—	5.5	—	—	5.5
Operating costs and expenses	2.0	2,886.2	134.8	—	3,023.0
Operating income (loss)	(2.0)	184.2	30.7	—	212.9
Other expense (income):
Equity in net (earnings) loss of subsidiaries	(119.7)	(32.7)	—	152.4	—
Other expense (income)	—	(0.4)	—	—	(0.4)
Interest expense:
Corporate borrowings	110.5	123.7	—	(123.5)	110.7
Capital and financing lease obligations	—	8.5	2.3	—	10.8
Equity in earnings of non-consolidated entities	—	(46.9)	(0.8)	—	(47.7)
Investment income	(104.5)	(28.3)	(0.9)	123.5	(10.2)
Total other expense (income)	(113.7)	23.9	0.6	152.4	63.2
Earnings before income taxes	111.7	160.3	30.1	(152.4)	149.7
Income tax provision (benefit)	—	40.6	(2.6)	—	38.0
Net earnings	$111.7	$119.7	$32.7	$(152.4)	$111.7

Consolidating Statement of Operations

Year Ended December 31, 2015:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$1,887.6	$4.4	$—	$1,892.0
Food and beverage	—	908.1	2.0	—	910.1
Other theatre	—	144.3	0.5	—	144.8
Total revenues	—	2,940.0	6.9	—	2,946.9
Operating costs and expenses
Film exhibition costs	—	1,019.3	2.1	—	1,021.4
Food and beverage costs	—	128.2	0.4	—	128.6
Operating expense, excluding depreciation and amortization	—	792.0	3.7	—	795.7
Rent	—	465.8	2.0	—	467.8
General and administrative:
Merger, acquisition and transaction costs	—	3.4	—	—	3.4
Other, excluding depreciation and amortization	—	58.2	—	—	58.2
Depreciation and amortization	—	232.9	0.1	—	233.0
Impairment of long-lived assets	—	1.7	—	—	1.7
Operating costs and expenses	—	2,701.5	8.3	—	2,709.8
Operating income (loss)	—	238.5	(1.4)	—	237.1
Other expense (income):
Equity in net (earnings) loss of subsidiaries	(93.3)	0.9	—	92.4	—
Other expense (income)	—	10.7	—	—	10.7
Interest expense:
Corporate borrowings	97.1	129.5	—	(129.8)	96.8
Capital and financing lease obligations	—	9.2	—	—	9.2
Equity in earnings of non-consolidated entities	—	(37.1)	—	—	(37.1)
Investment income	(107.7)	(27.7)	(0.5)	129.8	(6.1)
Total other expense (income)	(103.9)	85.5	(0.5)	92.4	73.5
Earnings (loss) before income taxes	103.9	153.0	(0.9)	(92.4)	163.6
Income tax provision	—	59.7	—	—	59.7
Net earnings (loss)	$103.9	$93.3	$(0.9)	$(92.4)	$103.9

Consolidating Statement of Comprehensive Loss

Year Ended December 31, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$(487.2)	$(472.5)	$31.9	$440.6	$(487.2)
Other comprehensive income (loss)
Equity in other comprehensive income (loss) of subsidiaries	128.1	112.1	—	(240.2)	—
Unrealized foreign currency translation adjustment, net of tax	—	22.0	109.7	—	131.7
Pension and other benefit adjustments:
Net gain (loss) arising during the period, net of tax	—	(5.4)	2.4	—	(3.0)
Marketable securities:
Unrealized net holding gain arising during the period, net of tax	—	0.7	—	—	0.7
Realized net gain reclassified into investment income, net of tax	—	(0.4)	—	—	(0.4)
Equity method investees’ cash flow hedge:
Unrealized net holding (loss) gain arising during the period, net of tax	—	—	—	—	—
Realized net gain reclassified to equity in earnings of non-consolidated entities, net of tax	—	(0.9)	—	—	(0.9)
Other comprehensive income	128.1	128.1	112.1	(240.2)	128.1
Total comprehensive income (loss)	$(359.1)	$(344.4)	$144.0	$200.4	$(359.1)

Consolidating Statement of Comprehensive Income (Loss)

Year Ended December 31, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$111.7	$119.7	$32.7	$(152.4)	$111.7
Other comprehensive income (loss)
Equity in other comprehensive income (loss) of subsidiaries	(5.3)	(3.6)	—	8.9	—
Unrealized foreign currency translation adjustment, net of tax	—	(0.2)	(3.7)	—	(3.9)
Pension and other benefit adjustments:
Net gain (loss) arising during the period, net of tax	—	(0.4)	0.1	—	(0.3)
Marketable securities:
Unrealized net holding gain arising during the period, net of tax	—	0.6	—	—	0.6
Realized net gain reclassified into net investment income, net of tax	—	(1.8)	—	—	(1.8)
Equity method investees’ cash flow hedge:
Unrealized net holding loss arising during the period, net of tax	—	(0.3)	—	—	(0.3)
Realized net loss reclassified to equity in earnings of non-consolidated entities, net of tax	—	0.4	—	—	0.4
Other comprehensive loss	(5.3)	(5.3)	(3.6)	8.9	(5.3)
Total comprehensive income	$106.4	$114.4	$29.1	$(143.5)	$106.4

Consolidating Statement of Comprehensive Income (Loss)

Year Ended December 31, 2015:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$103.9	$93.3	$(0.9)	$(92.4)	$103.9
Other comprehensive income (loss)
Equity in other comprehensive income (loss) of subsidiaries	(10.1)	0.6	—	9.5	—
Unrealized foreign currency translation adjustment, net of tax	—	0.8	0.6	—	1.4
Pension and other benefit adjustments:
Net loss arising during the period, net of tax	—	0.2	—	—	0.2
Prior service credit arising during the period, net of tax	—	0.7	—	—	0.7
Amortization of net (gain) loss reclassified into general and administrative: other, net of tax	—	(1.7)	—	—	(1.7)
Amortization of prior service credit reclassified into general and administrative: other, net of tax	—	(1.8)	—	—	(1.8)
Curtailment gain reclassified into general and administrative: other, net of tax	—	(7.2)	—	—	(7.2)
Settlement gain reclassified into general and administrative: other, net of tax	—	(0.2)	—	—	(0.2)
Marketable securities:
Unrealized net holding gain arising during the period, net of tax	—	(1.1)	—	—	(1.1)
Realized net gain reclassified into net investment income, net of tax	—	(0.2)	—	—	(0.2)
Equity method investees’ cash flow hedge:
Unrealized net holding loss arising during the period, net of tax	—	(0.7)	—	—	(0.7)
Realized net loss reclassified into equity in earnings of non-consolidated entities, net of tax	—	0.5	—	—	0.5
Other comprehensive income (loss)	(10.1)	(10.1)	0.6	9.5	(10.1)
Total comprehensive income (loss)	$93.8	$83.2	$(0.3)	$(82.9)	$93.8

Consolidating Balance Sheet

As of December 31, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and cash equivalents	$1.1	$85.0	$223.9	$—	$310.0
Restricted cash	—	—	8.3	—	8.3
Receivables, net	0.4	186.4	84.7	—	271.5
Assets held for sale	—	80.0	—	—	80.0
Other current assets	—	118.0	84.6	—	202.6
Total current assets	1.5	469.4	401.5	—	872.4
Investment in equity of subsidiaries	2,450.6	1,513.4	—	(3,964.0)	—
Property, net	—	1,591.1	1,525.4	—	3,116.5
Intangible assets, net	—	218.9	161.6	—	380.5
Intercompany advances	3,914.1	(1,893.3)	(2,020.8)	—	—
Goodwill	(2.1)	2,422.1	2,511.7	—	4,931.7
Deferred tax asset, net	—	—	97.6	(68.7)	28.9
Other long-term assets	5.8	326.5	143.6	—	475.9
Total assets	$6,369.9	$4,648.1	$2,820.6	$(4,032.7)	$9,805.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$373.7	$195.9	$—	$569.6
Accrued expenses and other liabilities	24.2	165.3	161.6	—	351.1
Deferred revenues and income	—	270.8	130.2	—	401.0
Current maturities of corporate borrowings and capital and financing lease obligations	13.8	11.8	62.1	—	87.7
Total current liabilities	38.0	821.6	549.8	—	1,409.4
Corporate borrowings	4,218.7	1.4	—	—	4,220.1
Capital and financing lease obligations	—	73.5	505.4	—	578.9
Exhibitor services agreement	—	530.9	—	—	530.9
Deferred tax liability, net	—	85.3	33.0	(68.7)	49.6
Other long-term liabilities	—	684.8	219.0	—	903.8
Total liabilities	4,256.7	2,197.5	1,307.2	(68.7)	7,692.7
Temporary equity	0.8	—	—	—	0.8
Stockholders’ equity	2,112.4	2,450.6	1,513.4	(3,964.0)	2,112.4
Total liabilities and stockholders’ equity	$6,369.9	$4,648.1	$2,820.6	$(4,032.7)	$9,805.9

Consolidating Balance Sheet

As of December 31, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and cash equivalents	$3.0	$94.7	$109.4	$—	$207.1
Restricted cash	—	—	23.1	—	23.1
Receivables, net	0.2	165.8	47.6	—	213.6
Assets held for sale	—	56.3	14.1	—	70.4
Other current assets	1.8	95.6	72.0	—	169.4
Total current assets	5.0	412.4	266.2	—	683.6
Investment in equity of subsidiaries	2,330.7	709.7	—	(3,040.4)	—
Property, net	—	1,585.6	1,450.3	—	3,035.9
Intangible assets, net	—	228.3	136.8	—	365.1
Intercompany advances	3,443.8	(1,781.3)	(1,662.5)	—	—
Goodwill	(2.1)	2,422.1	1,513.0	—	3,933.0
Deferred tax asset, net	—	87.5	2.9	—	90.4
Other long-term assets	7.7	475.9	50.2	—	533.8
Total assets	$5,785.1	$4,140.2	$1,756.9	$(3,040.4)	$8,641.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$381.0	$120.8	$—	$501.8
Accrued expenses and other liabilities	17.6	197.6	113.8	—	329.0
Deferred revenues and income	—	232.3	44.9	—	277.2
Current maturities of corporate borrowings and capital and financing lease obligations	13.8	10.8	56.6	—	81.2
Total current liabilities	31.4	821.7	336.1	—	1,189.2
Corporate borrowings	3,743.0	2.8	—	—	3,745.8
Capital and financing lease obligations	—	83.8	525.5	—	609.3
Exhibitor services agreement	—	359.3	—	—	359.3
Deferred tax liability, net	—	—	21.0	—	21.0
Other long-term liabilities	—	541.9	164.6	—	706.5
Total liabilities	3,774.4	1,809.5	1,047.2	—	6,631.1
Temporary equity	1.1	—	—	—	1.1
Stockholders’ equity	2,009.6	2,330.7	709.7	(3,040.4)	2,009.6
Total liabilities and stockholders’ equity	$5,785.1	$4,140.2	$1,756.9	$(3,040.4)	$8,641.8

Consolidating Statement of Cash Flows

Year Ended December 31, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by operating activities	$(10.2)	$231.3	$337.6	$—	$558.7
Cash flows from investing activities:
Capital expenditures	—	(407.5)	(219.3)	—	(626.8)
Acquisition of Nordic, net of cash acquired	—	(654.9)	71.4	—	(583.5)
Proceeds from sale leaseback transactions	—	136.2	—	—	136.2
Proceeds from disposition of NCM shares	—	89.0	—	—	89.0
Proceeds from disposition of Open Road	—	9.2	—	—	9.2
Proceeds from disposition of long-term assets	—	10.5	13.6	—	24.1
Investments in non-consolidated entities, net	—	(11.1)	—	—	(11.1)
Other, net	—	(2.1)	(0.2)	—	(2.3)
Net cash used in investing activities	—	(830.7)	(134.5)	—	(965.2)
Cash flows from financing activities:
Proceeds from issuance of Senior Subordinated Sterling Notes due 2024	327.8	—	—	—	327.8
Proceeds from issuance of Senior Subordinated Notes due 2027	475.0	—	—	—	475.0
Payment of Nordic SEK Term Loan	(144.4)	—	—	—	(144.4)
Payment of Nordic EUR Term Loan	(169.5)	—	—	—	(169.5)
Net proceeds from equity offering	616.8	—	—	—	616.8
Principal payment of Bridge Loan due 2017	(350.0)	—	—	—	(350.0)
Principal payments under Term Loan	(12.6)	—	—	—	(12.6)
Principal payments under capital and financing lease obligations	—	(9.5)	(61.2)	—	(70.7)
Principal payments under promissory note	—	(1.4)	—	—	(1.4)
Cash used to pay deferred financing costs	(29.8)	—	(3.8)	—	(33.6)
Cash used to pay dividends	(104.6)	—	—	—	(104.6)
Taxes paid for restricted unit withholdings	(6.5)	—	—	—	(6.5)
Purchase of treasury stock	(34.0)	—	—	—	(34.0)
Change in intercompany advances	(616.7)	654.1	(37.4)	—	—
Net cash provided by (used in) financing activities	(48.5)	643.2	(102.4)	—	492.3
Effect of exchange rate changes on cash and equivalents	56.8	(53.5)	13.8	—	17.1
Net increase (decrease) in cash and equivalents	(1.9)	(9.7)	114.5	—	102.9
Cash and equivalents at beginning of period	3.0	94.7	109.4	—	207.1
Cash and equivalents at end of period	$1.1	$85.0	$223.9	$—	$310.0

Consolidating Statement of Cash Flows

Year Ended December 31, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by operating activities	$7.3	$438.6	$(14.2)	$—	$431.7
Cash flows from investing activities:
Capital expenditures	—	(410.9)	(10.8)	—	(421.7)
Acquisition of Odeon, net of cash acquired	—	(480.3)	41.6	—	(438.7)
Acquisition of Carmike, net of cash acquired	—	(584.3)	86.5	—	(497.8)
Acquisition of Starplex, net of cash acquired	—	0.7	—	—	0.7
Proceeds from disposition of long-term assets	—	19.9	—	—	19.9
Investments in non-consolidated entities, net	—	(10.5)	—	—	(10.5)
Other, net	—	(6.5)	—	—	(6.5)
Net cash used in (provided by) investing activities	—	(1,471.9)	117.3	—	(1,354.6)
Cash flows from financing activities:
Proceeds from the issuance of Term Loan due 2023	498.7	—	—	—	498.7
Proceeds from the issuance of Senior Subordinated Sterling Notes due 2024	310.0	—	—	—	310.0
Proceeds from the issuance of Senior Subordinated Notes due 2026	595.0	—	—	—	595.0
Proceeds from the issuance of Bridge Loan due 2017	350.0	—	—	—	350.0
Payment of Odeon Senior Subordinated GBP Notes due 2018	(380.7)	—	—	—	(380.7)
Payment of Odeon Senior Subordinated EUR Notes due 2018	(212.5)	—	—	—	(212.5)
Payments under Revolving Credit Facility	(75.0)	—	—	—	(75.0)
Payments of stock issuance costs	(0.8)	—	—	—	(0.8)
Principal payments under Term Loan	(8.8)	—	—	—	(8.8)
Principal payments under capital and financing lease obligations	—	(8.6)	(2.2)	—	(10.8)
Principal payments under promissory note	—	(1.4)	—	—	(1.4)
Cash used to pay deferred financing fees	(65.9)	—	—	—	(65.9)
Cash used to pay dividends	(79.6)	—	—	—	(79.6)
Change in intercompany advances	(935.1)	968.1	(33.0)	—	—
Net cash provided by (used) in financing activities	(4.7)	958.1	(35.2)	—	918.2
Effect of exchange rate changes on cash and equivalents	(1.5)	2.9	(0.8)	—	0.6
Net decrease in cash and equivalents	1.1	(72.3)	67.1	—	(4.1)
Cash and equivalents at beginning of period	1.9	167.0	42.3	—	211.2
Cash and equivalents at end of period	$3.0	$94.7	$109.4	$—	$207.1

Consolidating Statement of Cash Flows

Year Ended December 31, 2015:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by operating activities	$15.0	$449.1	$3.4	$—	$467.5
Cash flows from investing activities:
Capital expenditures	—	(333.4)	—	—	(333.4)
Acquisition of Starplex Cinemas, net of cash	—	(172.9)	—	—	(172.9)
Proceeds from disposition of long-term assets	—	0.6	—	—	0.6
Investments in non-consolidated entities, net	—	(1.9)	—	—	(1.9)
Other, net	—	(1.8)	—	—	(1.8)
Net cash used in investing activities	—	(509.4)	—	—	(509.4)
Cash flows from financing activities:
Proceeds from the issuance of Senior Subordinated Notes due 2025	600.0	—	—	—	600.0
Proceeds from extension and modification of Term Loan due 2022	124.4	—	—	—	124.4
Repurchase of Senior Subordinated Notes due 2020	(645.7)	—	—	—	(645.7)
Net borrowings under Revolving Credit Facility	75.0	—	—	—	75.0
Principal payments under Term Loan	(5.8)	—	—	—	(5.8)
Principal payments under capital and financing lease obligations	—	(7.8)	—	—	(7.8)
Principal payments under promissory note	—	(1.4)	—	—	(1.4)
Principal amount of coupon payment under Senior Subordinated Notes due 2020	(3.5)	—	—	—	(3.5)
Cash used to pay deferred financing costs	(21.3)	—	—	—	(21.3)
Change in intercompany advances	(60.0)	62.7	(2.7)	—	—
Cash used to pay dividends	(78.6)	—	—	—	(78.6)
Net cash provided by (used) in financing activities	(15.5)	53.5	(2.7)	—	35.3
Effect of exchange rate changes on cash and equivalents	—	(0.4)	—	—	(0.4)
Net increase (decrease) in cash and equivalents	(0.5)	(7.2)	0.7	—	(7.0)
Cash and equivalents at beginning of period	2.4	174.2	41.6	—	218.2
Cash and equivalents at end of period	$1.9	$167.0	$42.3	$—	$211.2

Independent Auditor's Report

The Members

Digital Cinema Implementation Partners, LLC

We have audited the accompanying consolidated financial statements of Digital Cinema Implementation Partners, LLC and Subsidiaries, which comprise the consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, members' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the financial statements.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Cinema Implementation Partners, LLC and Subsidiaries as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in accordance with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Roseland, New Jersey

February 16, 2018

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	December 31,
ASSETS	2017	2016
Current assets:
Cash and cash equivalents	$ 10,892	$ 4,173
Accounts receivable, net	45,211	40,742
Other current assets	193	212
Total current assets	56,296	45,127
Property and equipment, net	661,728	721,325
Deferred warranty reimbursement costs, net	75,999	100,604
Restricted cash	5,891	4,372
Derivative assets	1,279	620
Other noncurrent assets	26,394	31,686
Total assets	$ 827,587	$ 903,734

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 10,717	$ 8,029
Warranty reimbursement liability, current	41,784	32,799
Total current liabilities	52,501	40,828
Warranty reimbursement liability (excluding current)	101,779	144,246
Long-term debt, net	193,853	317,317
Other noncurrent liabilities	6,762	3,983
Total liabilities	354,895	506,374

Commitments

Members' equity	472,692	397,360
Total liabilities and members' equity	$ 827,587	$ 903,734

See Notes to Consolidated Financial Statements.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in thousands)

	Years Ended December 31,
	2017	2016	2015
REVENUES
Virtual print fees	$ 180,101	$ 183,242	$ 178,993
Exhibitor lease fees	14,938	14,998	14,962
Alternative content fees	2,147	1,659	1,657
Peak period payments	5,499	4,393	2,930
Management fees	3,413	3,284	3,027
Sales revenue	394	456	44
Subtotal, operating revenues	206,492	208,032	201,613

Warranty reimbursement costs	(23,803)	(23,887)	(24,075)
Exhibitor lease, step-up rent adjustment	(5,307)	(5,308)	(5,282)
Net operating revenues	177,382	178,837	172,256

OPERATING EXPENSES
General and administrative	9,637	9,825	8,066
Depreciation and amortization	61,058	61,092	60,741
Total operating expenses	70,695	70,917	68,807
Operating income	106,687	107,920	103,449

INTEREST EXPENSE
Interest expense	10,602	15,472	21,194
Amortization of deferred financing costs	1,536	1,953	2,833
Total interest expense	12,138	17,425	24,027

OTHER INCOME (EXPENSE)
Interest income	91	9	2
Gain (loss) on sale of assets	(1,253)	(1,121)	104
Other income	106	102	74
Total other income (expense)	(1,056)	(1,010)	180

Income before taxes	93,493	89,485	79,602

Income tax expense	390	333	347

Net income	93,103	89,152	79,255

OTHER COMPREHENSIVE INCOME (LOSS)
Gain (loss) on interest rate swap contracts	659	176	(2,142)

Comprehensive income	$ 93,762	$ 89,328	$ 77,113

See Notes to Consolidated Financial Statements.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

($ in thousands)

	Years Ended December 31,
	2017	2016	2015

Balance, beginning of year	$397,360	$329,565	$252,328
Capital contributions	4,070	2,528	4,424
Distributions to Members	(22,500)	(24,061)	(4,300)
Net income	93,103	89,152	79,255
Balance before other comprehensive income (loss)	472,033	397,184	331,707
Other comprehensive income (loss) - gain (loss) on derivatives	659	176	(2,142)
Balance, end of year	$472,692	$397,360	$329,565

See Notes to Consolidated Financial Statements.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Years Ended December 31,
	2017	2016	2015
Operating activities:
Net income	$ 93,103	$ 89,152	$ 79,255
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	61,058	61,092	60,741
Amortization of deferred warranty reimbursement costs	23,803	23,887	24,075
Amortization of deferred financing costs	1,536	1,953	2,833
(Gain) loss on sale of assets	1,253	1,121	(104)
Changes in operating assets and liabilities:
Accounts receivable	(4,469)	(9,774)	6,411
Other current and noncurrent assets	5,311	5,356	5,263
Accounts payable and accrued liabilities	113	(2,518)	1,359
Warranty reimbursement liability	(23,639)	(17,060)	(12,096)
Payment of prior period warranty reimbursement liability	(6,641)	(4,695)	(3,314)
Other noncurrent liabilities	2,779	3,977	(27)
Net cash provided by operating activities	154,207	152,491	164,396

Investing activities:
Purchase of property and equipment	(5,199)	(1,447)	(8,874)
Payment of prior period property and equipment	(123)	(312)	(1,480)
Sale of property and equipment	2,783	1,657	1,856
Restricted cash	(1,519)	1,559	973
Net cash provided by (used in) investing activities	(4,058)	1,457	(7,525)

Financing activities:
Paydown of long-term debt	(125,000)	(145,000)	(155,000)
Capital contributions from Members	4,070	2,528	4,424
Distributions to Members	(22,500)	(24,061)	(4,300)
Deferred financing costs	-	(847)	-
Net cash used in financing activities	(143,430)	(167,380)	(154,876)

Net increase (decrease) in cash and cash equivalents	6,719	(13,432)	1,995
Cash and cash equivalents, beginning of year	4,173	17,605	15,610
Cash and cash equivalents, end of year	$ 10,892	$ 4,173	$ 17,605

Supplemental schedule of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable
and accrued liabilities	$ 298	$ 123	$ 312
Warranty reimbursement payable in accounts payable and accrued liabilities	$ 9,041	$ 6,641	$ 4,695
Deferred warranty asset and warranty reimbursement obligation	$ (802)	$ (650)	$ 120

See Notes to Consolidated Financial Statements.

Note 1 - Nature of Operations

DCIP, LLC, ("DCIP", and together with its consolidated wholly-owned subsidiaries, the "Company") was formed as a Delaware limited liability company on February 12, 2007 for the purpose of raising third-party capital to purchase and deploy digital cinema projection equipment ("Digital Systems") in theatres located throughout the United States and Canada. The Company will continue in perpetuity. The Company is headquartered in New Jersey and has offices in Colorado and Minnesota. The Company is owned by its founding members American Multi-Cinema, Inc. ("AMC"), Cinemark Media, Inc. ("Cinemark") and Regal/DCIP Holdings, LLC ("Regal") (collectively, the "Founding Members").

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

Digital Systems are purchased by Kasima and leased to each Founding Member or one of its affiliates (each such entity, an "Exhibitor") pursuant to the terms of a Master Equipment Lease Agreement ("ELA"). Kasima facilitates the installation of the leased Digital Systems into each Exhibitor's theatres pursuant to the terms of an Installation Agreement. The Exhibitor is responsible for the ongoing maintenance and insurance of the Digital Systems. The Company has also entered into (and assigned to Kasima) long-term Digital Cinema Deployment Agreements ("DCDAs") with six major motion picture studios ("Major Studios") pursuant to which Kasima receives a virtual print fee ("VPF") each time the studio books a film or certain other content on the Digital Systems.  Other content distributors have entered into DCDAs or shorter term agreements with the Company that provide for the payment of VPFs (or as more fully described and defined in Note 2, alternative content fees or “ACFs”) to Kasima for bookings of the distributor’s content on a Digital System.  One such distributor, AC JV, LLC (“Fathom Events”), is related to DCIP through common ownership.

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

New accounting standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance related to revenue recognition, Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers Accounting Standards Codification 606 (“ASC 606”), which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASC 606 defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The new guidance becomes effective in calendar year 2018 and early adoption in calendar year 2017 is permitted. Two methods of adoption are permitted: (a) full retrospective adoption, meaning the standard is applied to all periods presented; or (b) modified retrospective adoption, meaning the cumulative effect of applying the new guidance is recognized at the date of initial application as an adjustment to the opening retained earnings balance.

In March 2016, April 2016 and December 2016, the FASB issued ASU No. 2016-08, Revenue From Contracts with Customers ASC 606: Principal Versus Agent Considerations, ASU No. 2016-10, Revenue From Contracts with Customers ASC 606: Identifying Performance Obligations and Licensing, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers, respectively, which further clarify the implementation guidance on principal versus agent considerations contained in ASU No. 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition. These standards will be adopted by the Company beginning in the first quarter of 2018.

The Company will adopt the new standard and related updates effective January 1, 2018, and intends to use the modified retrospective method of adoption. The Company has undertaken an initial impact analysis, which includes reviewing the terms and conditions of its existing customer contracts and applying the five discrete criteria required for recognizing revenue as set forth in ASU 2014-09. Based upon its preliminary analysis undertaken through December 31, 2017, the Company currently does not expect the new revenue recognition guidance to have a material impact on its consolidated financial statements, and expects to conclude such analysis by March 31, 2018. The Company continues to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may, in conjunction with the completion of the Company’s overall assessment of the new guidance, impact the Company’s current conclusions.

In February 2016, the FASB issued Accounting Standard Update No 2016-02 (“ASU No. 2016-02”), Leases (Topic 842), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact the standard may have on its consolidated financial statements and related disclosures and does not expect this new standard to have a material effect on The Company.

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

Concentration of credit risk

For the year ended December 31, 2017, the Company had three customers that represented 34% of operating revenues and for the years ended December 31, 2016 and 2015, the Company had four customers that represented 44% and 49%, respectively, of operating revenues. At December 31, 2017 and 2016, three and four customers represented 39% and 57%, respectively, of net accounts receivable. These customers are each parties to DCDAs. None of the Company's other customers individually represented more than 10% of operating revenues or accounts receivable at December 31, 2017 or 2016, or for the years ended December 31, 2017, 2016 and 2015.

The Company has credit risk associated with certain accounts receivable, which consists primarily of amounts owed by the Major Studios and other digital content distributors. The Company actively monitors the status of its accounts receivable and has mechanisms in place to minimize the potential for incurring material accounts receivable credit losses. At December 31, 2017 and 2016, management has determined that there is no requirement for an allowance for doubtful accounts.

Concentration in foreign countries

The Company originally leased Digital Systems to AMC (pursuant to its ELA) for theatres located in Canada and receives revenues from CDCP pursuant to the CDCP MSA. In 2013, AMC sold the last of its Canadian theatres and, as a result, the Company no longer leases Digital Systems to AMC in Canada. The revenue previously earned from these operations was paid to the Company in U.S. dollars. For the years ended December 31, 2017, 2016 and 2015, revenues earned from Canadian sources totaled $1,799,000, $1,812,000 and $1,784,000, respectively. The carrying value of equipment deployed in Canada at December 31, 2017 and 2016 was zero. Revenue earned by the Company under the CNI MSA for theatres located in Latin America was $818,000, $825,000 and $825,000, for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Deferred financing costs, net

Deferred financing costs are amortized on the interest method basis for the Credit Facility as described in Note 7 and by a charge to interest expense over the term of the Credit Facility and reported as a reduction of long-term debt, net.  Accumulated amortization of deferred financing costs at December 31, 2017 and 2016 totaled $10,828,000 and $9,293,000, respectively.

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

The following table sets forth, by level, the fair value measurements of the Company's consolidated financial assets ($ in thousands):

Fair Value Measurements

December 31,
	2017	Level 1	Level 2	Level 3
Fair value of Interest Rate Swap	$1,279(1)	$ -	$ 1,279	$ -
(1) Reported in derivative assets on the consolidated balance sheets.

The fair value of the Company's asset under its Interest Rate Swap (as defined below) is based upon observable market-based inputs that reflect the present values of the difference between estimated future fixed rate payments and future variable receipts and, therefore, is classified within Level 2. The Level 2 fair value of the Company's Interest Rate Swap at December 31, 2016 was $620,000.

Accounting for derivatives

In March 2010, the Company executed (and in March 2011 amended) an interest rate swap agreement (as amended, the "Initial Swap") and an interest rate cap agreement (the "Initial Cap") to limit the Company's exposure to changes in interest rates. In May 2013, the Company terminated and made settlement payments in respect of the Initial Swap and Initial Cap (see Note 7) and executed new interest rate swap agreements (the "Interest Rate Swap"). Derivative financial instruments such as the Initial Swap, the Initial Cap and the current Interest Rate Swap are recorded at fair value. Changes in the fair value of derivative financial instruments are either recognized in accumulated other comprehensive income (loss) (a component of members’ equity) or in the consolidated statements of operations and comprehensive income depending on whether the derivative is being used to hedge changes in cash flows or fair value. The Company determined that the Initial Swap and Initial Cap were not effective hedging transactions; therefore, the changes in market value of the Initial Swap and Initial Cap were recorded as a component of interest expense in the consolidated statements of operations and comprehensive income. The Company has determined that the Interest Rate Swap is an effective cash flow hedging instrument and, as a result, changes in the fair value of the Interest Rate Swap are recognized in other comprehensive income (loss).

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

Impairment of long-lived assets

The Company reviews the recoverability of its long-lived assets when events or conditions exist that indicate a possible impairment. The assessment for recoverability is based primarily on the Company's ability to recover the carrying value of its long-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of an asset, the asset is deemed not to be recoverable and possibly impaired. The Company then estimates the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the carrying value of the asset exceeds its fair value. Fair value is determined by computing the expected future discounted cash flows. No impairment charges were recorded for the years ended December 31, 2017, 2016 or 2015.

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

In accordance with the ELAs the Exhibitors are required to acquire extended warranties with respect to the leased Digital Systems covering the period from the expiration of the initial included manufacturer's warranty through the date of repayment of the Credit Facility (the "Warranty End Date"), but in no event later than 12 years from the effective date of the ELAs. Following the Warranty End Date, the Exhibitors may choose to continue extended warranty coverage through the expiration of the DCDAs (the "DCDA End Date"). The DCDA End Date will occur on the earlier of (i) the tenth anniversary of the "mean deployment date" of the Digital Systems or (ii) the date the Company achieves "cost recoupment", each as defined in the DCDAs. The Company expects that the Exhibitors will maintain extended warranty coverage through the DCDA End Date. Pursuant to the ELAs, the Company is required to reimburse the Exhibitor for the costs of the extended warranties (and/or equipment replacement costs) subject to quarterly caps set forth in the ELAs. This contractual obligation by the Company to incur costs at a future date for the extended warranties or replacement costs when the leased equipment is purchased creates a liability at the purchase date and a contra revenue adjustment in respect of revenues derived under the ELAs that is recognized on a straight-line basis over the term of the lease.

The Company also earns revenues in respect of the services DCIP provides under the MSAs.  The revenues are earned ratably as the services are performed under the agreement.

Subsequent events

The Company has evaluated subsequent events through February 16, 2018, which is the date the consolidated financial statements were available to be issued.

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

The financing transaction completed in March 2010 consisted of a $79,472,000 equity contribution to DCIP from the Founding Members (subsequently contributed as equity to Kasima), a $135,000,000 long-term promissory note commitment to Parent from an investor group (the “Parent Notes”) and a $445,000,000 senior secured loan commitment (the Initial Credit Facility described in Note 7) to Kasima from a group of commercial banks.  The equity contribution from the Founding Members consisted of $50,724,000 of previously installed Digital Systems and $28,748,000 of cash. The financing transaction completed in March 2011 consisted of a $220,000,000 incremental senior secured term loan (the Incremental Term Loan described in Note 7) to Kasima from a group of commercial banks and institutional investors. The refinancing transaction completed in May 2013 consisted of a $755,000,000 senior secured loan commitment (the Credit Facility described in Note 7) to Kasima from a group of commercial banks and institutional investors.

Note 4 - Consolidated Balance Sheet Components

Restricted cash

The Company had restricted cash of $5,891,000 and $4,372,000 at December 31, 2017 and 2016, respectively, in the form of an interest reserve escrow account related to the Credit Facility (see Note 7) and an excess cost escrow account for the funding of Digital Systems in excess of costs caps established in the related credit agreement.

Accounts receivable, net

Accounts receivable, net consists of the following ($ in thousands):

	December 31,
	2017	2016
Accounts receivable	$ 45,891	$ 41,805
Accrued revenue	606	205
Deferred revenue(1)	(1,286)	(1,268)
Total accounts receivable, net	$ 45,211	$ 40,742

(1) Deferred revenue consists of unearned amounts billed but not collected at December 31, 2017 and 2016.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consists of the following ($ in thousands):

	December 31,
	2017	2016
Warranty reimbursement payable	$ 9,041	$ 6,641
Accrued bonus and compensation	894	856
Accrued equipment purchases leased to others	241	89
Other accrued liabilities	185	117
Accounts payable	147	79
Accrued taxes payable	140	139
Accrued interest payable	69	68
Deferred revenue(1)	-	40
Total accounts payable and accrued liabilities	$ 10,717	$ 8,029

 (1) Deferred revenue consists of unearned amounts collected at December 31, 2017 and 2016.

Other noncurrent liabilities

Other noncurrent liabilities consist primarily of accrued long-term incentive compensation.

Note 5 - Property and Equipment, net

Property and equipment, net consists of the following ($ in thousands):

	December 31,
	2017	2016
Equipment leased to others(1)	$ 1,050,035	$ 1,052,067
Equipment, not deployed	1,593	432
Computer equipment and software	6,151	5,872
Leasehold improvements	292	221
Furniture and fixtures	124	121
Total property and equipment	1,058,195	1,058,713
Less accumulated depreciation and amortization	(396,467)	(337,388)
Property and equipment, net	$ 661,728	$ 721,325

(1)At December 31, 2017 and 2016, the approximate carrying value of equipment leased to others was $659,000 and

  $720,000, respectively.

Note 6 - Exhibitor Lease Fees

The Company earns lease revenues and other fees through the lease of Digital Systems to the Exhibitors in accordance with the ELAs described in Note 2. The aggregate future minimum lease revenues due under non-cancellable equipment lease agreements that have initial or remaining terms in excess of one year as of December 31, 2017 are as follows ($ in thousands):

Year ending December 31,	Amount
2018	$ 14,952
2019	14,952
2020	14,952
2021	14,952
2022	12,574
Thereafter	9,830
Total	$ 82,212

Revenues earned under the ELAs for the years ended December 31, 2017, 2016 and 2015 totaled $20,629,000, $19,699,000 and $18,062,000, respectively.

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

The Revolver is available, subject to certain conditions, through May 17, 2018, its maturity date. The maturity date of the Term Loan B is May 17, 2021 (the "Term Loan B Maturity Date"). At December 31, 2017, the Revolver was undrawn. The Revolver and Term Loan B borrowings each bear interest, at the option of Kasima, at either the Adjusted LIBO Rate or the Alternate Base Rate, each as defined in the Credit Facility, plus the defined Applicable Rate, which is 1.50% in the case of borrowings based on the Alternate Base Rate and 2.50% for borrowings based on the Adjusted LIBO Rate. The Term Loan B is further subject to an Adjusted LIBO Rate floor of 0.75%. The commitment fee on undrawn amounts in respect of the Revolver is 0.50% per annum.

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

Under the Credit Facility, the Borrower is required to maintain compliance with certain financial covenants. Material covenants included an interest coverage ratio, minimum average revenues per deployed screen, capital expenditure limitations and excess cash flow. At December 31, 2017, the Company had excess cash flow of $1.8 million which will be paid in the first quarter of 2018. At December 31, 2017, the Borrower was in compliance with all of its Credit Facility covenants.

On September 27, 2016, the Credit Facility was amended to allow Kasima to make up to $20.0 million in distributions each fiscal year subject to the satisfaction of certain conditions, including having revenue per average screen of no less than $12,475 for the most recently completed four fiscal quarter period prior to any such distribution. As part of the same amendment, the Revolver was reduced from $75.0 million to $35.0 million. Following the effective date of the amendment in 2016, Kasima is making an annual distribution of $20.0 million to its member.

The Company's long-term debt consists of the Term Loan B with balances at December 31, 2017 and 2016 of $195.0 million and $320.0 million, respectively, and interest rates of 4.17% and 3.49%, respectively.

The Company's aggregate maturities of long-term debt are as follows ($ in thousands):

Years ending December 31,	Amount
2018		$ -
2019		-
2020		-
2021		195,000
Total		$ 195,000

Interest expense on long-term debt was $10,602,000, $15,472,000 and $21,194,000, for the years ended December 31, 2017, 2016 and 2015, respectively.

Long-term debt, net consists of the following ($ in thousands):

	December 31,
	2017	2016
Long-term debt	$ 195,000	$ 320,000
Deferred financing costs, net	(1,147)	(2,683)
Total long-term debt, net	$ 193,853	$ 317,317

Derivatives

The Interest Rate Swap contracts were entered into for interest expense cost protection from rising variable interest rates and are associated with the Company's Term Loan B which matures on May 17, 2021. Under the Interest Rate Swap contracts, the Company receives current market LIBO Rate interest payments, subject to an interest rate floor for the Term Loan B of 0.75% per annum, and pays a fixed rate of 1.29% calculated on the same notional principal amount (the "Notional Swap Amount") which changes for each fiscal quarter commencing as of the quarter ended June 30, 2013 and terminating on the contract expiration date of December 31, 2019. The Notional Swap Amount for the quarterly period ended December 31, 2017 was $191,401,000 and the then-current market LIBO Rate interest was (0.41%) per annum. The protection afforded by the Interest Rate Swap extends until December 31, 2019 and the Notional Swap Amount decreases quarterly beginning September 30, 2014.

Note 8 - Retirement Plan

The Company maintains a defined contribution plan for eligible employees under Section 401(k) of the Internal Revenue Code.  The Company's plan provides for eligible employees to contribute up to 80% of eligible compensation with a Company contribution of 4% of eligible wages. All employees are eligible to participate in the plan upon hire. The Company's contributions to the plan totaled $140,000, $146,000 and $132,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 9 - Commitments

Operating leases

The Company has leased facilities in the states of New Jersey, Colorado and Minnesota. The aggregate future minimum lease payments under non-cancellable operating leases that have initial or remaining terms in excess of one year as of December 31, 2017 are as follows ($ in thousands):

Year Ending December 31,	Amount
2018	$ 167
2019	162
2020	110
2021	101
2022 and thereafter	8
Total	$ 548

Rent expense for operating leases for the years ended December 31, 2017, 2016 and 2015 totaled $201,000, $168,000 and $167,000, respectively.

Employment agreements

The Company has employment agreements with two of its key executives setting forth key compensation terms (generally annual salary plus a defined bonus) and providing each executive with a severance benefit in the case the executive's employment is terminated without cause or the executive resigns with good reason, each as defined.

Note 10 - Related Party Transactions

At December 31, 2017, all the Company's Digital Systems are leased to the Exhibitors under the ELAs. For the years ended December 31, 2017, 2016 and 2015, revenues earned from the Exhibitors totaled $20,629,000, $19,699,000 and $18,062,000, respectively. Net accounts receivable due from the Exhibitors totaled $1,762,000 and $880,000, at December 31, 2017 and 2016, respectively, and will be settled in cash. Payments under the ELAs are generally due on the fifth day of the month after billing. At times, the Company purchases digital equipment from the Exhibitors at cost subject to caps established in the ELAs. For the years ended December 31, 2017 and 2016, the Company had no liability for reimbursement of equipment purchases due to the Exhibitors. The $9,041,000 warranty reimbursement liability represents a liability to reimburse the Exhibitors for the extended equipment warranty and other replacement costs (as defined in the ELAs) as cash payments that began in 2011 and continues through the DCDA End Date (see Note 2). Warranty reimbursements earned for the years ended December 31, 2017, 2016 and 2015 totaled $32,680,000, $23,700,000 and $16,791,000, respectively. Cash reimbursement payments for the years ended December 31, 2017, 2016 and 2015 totaled $30,280,000, $21,755,000 and $15,410,000 and payables totaled $9,041,000 and $6,641,000 as of December 31, 2017 and 2016, respectively.

In 2017, 2016 and 2015, the Exhibitors terminated their ELAs with respect to an aggregate of 81, 54, and 34 Digital Systems, respectively. Pursuant to the terms of the ELAs, the Exhibitors were required to purchase these Digital Systems from the Company at a defined Termination Amount per Digital System. In 2017, 2016 and 2015, total Termination Amounts paid by the Exhibitors in the aggregate were $2,783,000, $1,657,000 and $1,856,000, respectively, resulting in a gain (loss) on sale to the Company of ($1,252,000), ($1,121,000) and $104,000, in 2017, 2016, and 2015, respectively.

For the years ended December 31, 2017, 2016 and 2015, revenues earned from Fathom Events totaled $3,004,000, $2,689,000 and $2,039,000, respectively, (see Note 1).  Accounts receivable due from Fathom Events at December 31, 2017 and 2016, totaled $381,000 and $392,000, respectively.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) of the Exchange Act. With management’s participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of December 31, 2017, based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company acquired Nordic Cinema Group Holding AB in March 2017. Due to the timing of the acquisition, management excluded Nordic Cinema Group Holding AB from its assessment of the effectiveness of the internal control over financial reporting as of December 31, 2017. The internal control over Nordic Cinema Group Holding AB financial reporting is associated with total assets of $1.3 billion and total revenues of $266.6 million, included in the consolidated financial statements of AMC Entertainment Holdings, Inc. as of and for the year ended December 31, 2017. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017. The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report in Item 8 of Part II of this Annual Report on Form 10-K.

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

All other information called for by this item is hereby incorporated herein by reference to the relevant information under the headings “Proposal 1 - Election of Directors”, “Section 16(A) Beneficial Ownership Reporting Compliance”, and “Corporate Governance” portions of our definitive proxy statement on Schedule 14A in connection with our 2018 Annual Meeting of Stockholders, to be filed within 120 days after December 31, 2017 (the “Proxy Statement”).

Item 11.   Executive Compensation.

The information called for by this item is set forth under the headings “Executive Compensation”, “Compensation Committee Report on Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Policies and Practices as They Relate to Risk Management”, “Director Compensation” and “Compensation Discussion and Analysis” in the Company’s 2018 Proxy Statement to be filed with the SEC within 120 days after December 31, 2017 and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information” in the Company’s 2018 Proxy Statement to be filed with the SEC within 120 days after December 31, 2017 and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is set forth under the headings “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s 2018 Proxy Statement to be filed with the SEC within 120 days after December 31, 2017 and is incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services

The information called for by this item is set forth under the headings “Principal Accounting Fees and Services” and “Audit Committee Pre-Approval Policy” in the Company’s 2018 Proxy Statement to be filed with the SEC within 120 days after December 31, 2017 and is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)The following financial statements are included in Part II Item 8.

(a)(2)Financial Statement Schedules—All schedules have been omitted because the necessary information is included in the Notes to the Consolidated Financial Statements.

(b)	Exhibits

The Company has attached or incorporated by reference herein certain exhibits as specified below.

HIDDEN_ROW

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

2.4

Share Purchase Agreement dated as of July 12, 2016, by and among AMC Entertainment Holdings, Inc., AMC (UK) Acquisition Limited, Monterey Capital III S.A.R.L., Odeon and UCI Cinemas Holdings Limited, Odeon and UCI Cinemas Group Limited, and certain Management Shareholders. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1 - 33892) filed on July 13, 2016).

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

4.1(a)

Credit Agreement, dated April 30, 2013, by and among AMC Entertainment Inc., the lenders and the issuers party thereto, Citicorp North America, Inc., as agent, and the other agents and arrangers party thereto (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-8747) filed on May 3, 2013).

4.1(b)

Guaranty, dated as of April 30, 2013, by AMC Entertainment Inc. and each of the other Guarantors party thereto in favor of the Guaranteed Parties named therein (incorporated by reference from Exhibit 10.2 to AMC’s Current Report on Form 8-K (File No. 1-8747) filed on May 3, 2013).

HIDDEN_ROW

Exhibit Number	Description
4.1(c)

Pledge and Security Agreement, dated as of April 30, 2013, by AMC Entertainment Inc. and each of the other Grantors party thereto in favor of Citicorp North America, Inc., as agent for the Secured Parties (incorporated by reference from Exhibit 10.3 to AMC’s Current Report on Form 8-K (File No. 1-8747) filed on May 3, 2013).

4.1(d)

First Amendment to Credit Agreement, dated as of December 11, 2015, by and among AMC Entertainment Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Citicorp North America, Inc., as administrative agent (incorporated by reference from Exhibit 4.1(d) to the Company’s Annual Report on Form 10-K (File No. 1 - 33892) filed on March 10, 2016).

4.1(e)

Second Amendment to Credit Agreement, dated as of November 8, 2016, by and among AMC Entertainment Holdings, Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Citicorp North America, Inc., as administrative agent. (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 1 - 33892) filed on November 8, 2016).

4.2

Indenture, dated as of February 7, 2014, respecting AMC Entertainment Inc.’s 5.875% Senior Subordinated Notes due 2022, among AMC Entertainment Inc. and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to AMC’s Current Report on Form 8-K (File No. 1-8747) filed on February 10, 2014).

4.3

Indenture, dated as of June 5, 2015, respecting AMC Entertainment Inc.’s 5.75% Senior Subordinated Notes due 2025, among AMC Entertainment Inc., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to AMC’s Current Report on Form 8-K (File No. 1-8747) filed on June 5, 2015).

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

4.6(a)

Registration Rights Agreement, dated November 8, 2016, respecting AMC Entertainment Holdings, Inc.’s 5.875% Senior Subordinated Notes due 2026 and 6.375% Senior Subordinated Notes due 2024, among AMC Entertainment Holdings, Inc. and Citigroup Global Markets Inc., as representative of the initial purchasers of the 5.875% Senior Subordinated Notes due 2026 and 6.375% Senior Subordinated Notes due 2024. (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1 - 33892) filed on November 8, 2016).

HIDDEN_ROW

Exhibit Number	Description
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

4.10

Third Supplemental Indenture, dated February 17, 2017, to the Indenture dated June 17, 2015, among AMC Entertainment Holdings, Inc., Carmike Cinemas, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.10 to the Company’s Annual Report on Form 10-K (File No. 1 - 33892) filed on March 10, 2017).

4.11

Indenture, dated as of March 17, 2017, respecting AMC Entertainment Holdings, Inc.’s 6.125% Senior Subordinated Notes due 2027, among AMC Entertainment Holdings, Inc., the guarantors named therein and U.S. Bank National Association, as trustee. (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K (File No. 1 - 33892) filed on March 17, 2017).

4.12

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

***10.2

Defined Benefit Retirement Income Plan for Certain Employees of American Multi-Cinema, Inc., as Amended and Restated, effective December 31, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.15(a) to AMC’s Annual Report on Form 10-K (File No. 1-8747) filed June 18, 2007).

***10.2(a)

American Multi-Cinema, Inc. Supplemental Executive Retirement Plan, as Amended and Restated, generally effective January 1, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.15(b) to AMC’s Annual Report on Form 10-K (File No. 1-8747) filed June 18, 2007).

HIDDEN_ROW

Exhibit Number	Description
***10.3

Employment Agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and John D. McDonald which commenced July 1, 2001 (incorporated by reference from Exhibit 10.29 to Amendment No. 1 to the AMC’s Annual Report on Form 10-K (File No. 1-8747) filed on July 27, 2001).

***10.4

Employment Agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Craig R. Ramsey which commenced on July 1, 2001 (incorporated by reference from Exhibit 10.36 to AMC’s Quarterly Report on Form 10-Q (File No. 1-8747) filed on August 12, 2002).

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

10.6

Third Amended and Restated Limited Liability Company Operating Agreement, dated February 13, 2007 between American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc. (incorporated by reference from Exhibit 10.3 to the AMC’s Current Report on Form 8-K (File No. 1-8747) filed February 20, 2007).

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

10.6(c)

Third Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated September 3, 2013, by and among American Multi-Cinema, Inc., AMC ShowPlace Theatres, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC, Regal Cinemas, Inc. and National CineMedia, Inc. (incorporated by reference from Exhibit 10.1.3 to National CineMedia, Inc.’s Current Report on Form 8-K (File No. 1-33296) filed September 3, 2013).

***10.7

Employment Agreement, dated as of November 6, 2002, by and among Kevin M. Connor, AMC Entertainment Inc. and American Multi-Cinema, Inc. (incorporated by reference from Exhibit 10.49 to AMC’s Annual Report on Form 10-K (File No. 1-8747) filed on June 18, 2007).

***10.8

Employment Agreement, dated as of November 24, 2009, by and between Stephen A. Colanero and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.48 to AMC’s Annual Report on Form 10-K (File No. 1-8747) filed on June 3, 2011).

***10.9

Employment Agreement, dated as of July 1, 2001, by and between Mark A. McDonald and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.48 to AMC’s Annual Report on Form 10-K (File No. 1-8747) filed on June 18, 2008).

HIDDEN_ROW

Exhibit Number	Description
***10.10

Employment Agreement, dated as of August 18, 2010, by and between Elizabeth Frank and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.65 to AMC’s Form 10-KT (File No. 1-8747) filed on March 13, 2013).

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

HIDDEN_ROW

Exhibit Number	Description
***10.22	Form of Restricted Stock Unit Award Notice and Agreement (incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed on March 10, 2015).

10.23

Tax Payment Agreement dated October 15, 2013 among Wanda America Investment Holding Co. Ltd, AMC Entertainment Holdings, Inc. and American Multi-Cinema Inc. (incorporated by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed on March 4, 2014).

***10.24	AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 7, 2014).

***10.24(a)

AMC Entertainment Holdings, Inc. Clarifying Amendment to 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.27(a) to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed on March 10, 2015).

*10.25	Annual Incentive Compensation Program.

***10.26

Form of Performance Stock Unit Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan. (incorporated by reference from Exhibit 10.31 to the Company's Annual Report on Form 10-K (File No. 1-33892) filed on March 8, 2016).

***10.27

Form of Restricted Stock Unit Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan for officers covered by Section 162(m) of the Internal Revenue Code. (incorporated by reference from Exhibit 10.32 to the Company's Annual Report on Form 10-K (File No. 1-33892) filed on March 8, 2016).

***10.28

Form of Restricted Stock Unit Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan. (incorporated by reference from Exhibit 10.33 to the Company's Annual Report on Form 10-K (File No. 1-33892) filed on March 8, 2016).

10.29

Debt Commitment Letter dated March 3, 2016, by and among AMC Entertainment Inc. and Citigroup Global Markets, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-333892) filed on March 4, 2016).

10.30

Debt Commitment Letter dated July 12, 2016, by and among AMC Entertainment Holdings, Inc. and Citigroup Global Markets, Inc. (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1 - 33892) filed on July 13, 2016).

10.31

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

***10.32

Restated American Multi-Cinema, Inc. Non-Qualified Deferred Compensation Plan dated September 29. 2016, by American Multi-Cinema, Inc. effective January 1, 2016. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1 - 33892) filed on November 9, 2016).

HIDDEN_ROW

Exhibit Number	Description
***10.33

AMC Entertainment Holdings, Inc. Non-Employee Director Compensation Program Summary Revised November 3, 2016, Effective January 1, 2017. (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1 - 33892) filed on November 9, 2016).

10.34

Debt Commitment Letter dated January 20, 2017, by and among AMC Entertainment Holdings, Inc. and Citigroup Global Markets, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1 - 33892) filed on January 23, 2017).

***10.35

Form of Restricted and/or Performance Stock Unit Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan.(incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on May 8, 2017).

10.36

Third Amendment to Credit Agreement, dated as of May 9, 2017, by and among AMC Entertainment Holdings, Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Citicorp North America, Inc., as administrative agent (incorporated by reference from Exhibit 4.1 to the Company's Form 8-K (File No. 1 - 33892) filed on May 11, 2017).

10.37

Fourth Amendment to Credit Agreement, dated as of June 13, 2017, by and among AMC Entertainment Holdings, Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Citicorp North America, Inc., as administrative agent (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1 - 33892) filed on June 13, 2017).

10.38

First Amendment dated October 19, 2017, to the Employment Agreement between AMC Entertainment Holdings, Inc. as successor in interest to AMC Entertainment, Inc. and Elizabeth Frank and amends the Employment Agreement between Company and Executive which commenced August 18, 2010 (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1 - 33892) filed on November 9, 2017).

10.39

First Amendment dated October 13, 2017, to the Employment Agreement between AMC Entertainment Holdings, Inc. as successor in interest to AMC Entertainment, Inc. and Stephen Colanero and amends the Employment Agreement between Company and Executive which commenced November 24, 2009. (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 1 - 33892) filed on November 9, 2017).

*21	Subsidiaries of AMC Entertainment Holdings, Inc.

*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

*23.2	Consent of CohnReznick LLP as to Digital Cinema Implementation Partners, LLC’s financial statements.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*32.1	Section 906 Certifications of Adam M. Aron (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

HIDDEN_ROW

Exhibit Number	Description

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(c)	Separate Financial Statements of Subsidiaries Not Consolidated

The following financial statements of Digital Cinema Implementation Partners, LLC are as follows:

*      Filed herewith.

**    Submitted electronically with this Report.

***  Management contract, compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMC ENTERTAINMENT HOLDINGS, INC.

By:	/s/ Chris A. Cox
Chris A. Cox
Senior Vice President and Chief Accounting Officer
Date: March 1, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ LIN ZHANG
Lin (LINCOLN) Zhang	Chairman of the Board
March 1, 2018
/s/ ADAM M. ARON	Chief Executive Officer, Director and President
Adam M. Aron	(principal executive officer)
March 1, 2018
/s/ ANTHONY J. SAICH
Anthony J. Saich	Director
March 1, 2018
/s/ MAOJUN JOHN ZENG
Maojun (JOHN) Zeng	Director
March 1, 2018
/s/ LLOYD HILL
Lloyd Hill	Director
March 1, 2018
/s/ GARY F. LOCKE
Gary F. Locke	Director
March 1, 2018
/s/ KATHLEEN M. PAWLUS
Kathleen M. Pawlus	Director
March 1, 2018
/s/ HOWARD KOCH, JR.
Howard Koch, Jr.	Director
March 1, 2018
/s/ CRAIG R. RAMSEY	Executive Vice President and Chief Financial
Craig R. Ramsey	Officer (principal financial officer)
March 1, 2018
/s/ CHRIS A. COX	Senior Vice President and Chief Accounting
Chris A. Cox	Officer (principal accounting officer)
March 1, 2018