Form 10-Q
period 2018-03-31
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2018-05-07
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of shares outstanding as of April 30, 2018
Class A common stock Class B common stock	52,244,412 75,826,927

AMC ENTERTAINMENT HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share data)

	Three Months Ended
(in millions, except share and per share amounts)	March 31, 2018	March 31, 2017
	(unaudited)
Revenues
Admissions	$875.0	$817.5
Food and beverage	405.8	397.6
Other theatre	102.8	66.3
Total revenues	1,383.6	1,281.4
Operating costs and expenses
Film exhibition costs	426.5	419.6
Food and beverage costs	66.2	59.8
Operating expense, excluding depreciation and amortization below	411.9	356.4
Rent	189.7	190.4
General and administrative:
Merger, acquisition and transaction costs	4.7	40.2
Other, excluding depreciation and amortization below	44.2	34.4
Depreciation and amortization	130.5	125.3
Operating costs and expenses	1,273.7	1,226.1
Operating income	109.9	55.3
Other expense (income):
Other expense (income)	1.2	(2.6)
Interest expense:
Corporate borrowings	61.7	51.2
Capital and financing lease obligations	10.3	10.8
Non-cash NCM exhibitor service agreement	10.5	—
Equity in loss of non-consolidated entities	9.0	2.3
Investment income	(5.2)	(5.6)
Total other expense	87.5	56.1
Earnings (loss) before income taxes	22.4	(0.8)
Income tax provision (benefit)	4.7	(9.2)
Net earnings	$17.7	$8.4
Earnings per share:
Basic	$0.14	$0.07
Diluted	$0.14	$0.07
Average shares outstanding:
Basic (in thousands)	128,046	121,358
Diluted (in thousands)	128,046	121,401
Dividends declared per basic and diluted common share	$0.20	$0.20

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Three Months Ended
(in millions)	March 31, 2018	March 31, 2017
Net earnings	$17.7	$8.4
Other comprehensive income (loss)
Unrealized foreign currency translation adjustment, net of tax	11.7	(2.2)
Pension and other benefit adjustments:
Net loss arising during the period, net of tax	(1.2)	—
Amortization of net gain reclassified into general and administrative: other, net of tax	—	0.1
Marketable securities:
Unrealized net holding gain arising during the period, net of tax	—	0.2
Equity method investees' cash flow hedge:
Unrealized net holding gain arising during the period, net of tax	0.2	—
Realized net gain reclassified into equity in earnings of non-consolidated entities, net of tax	(0.2)	—
Other comprehensive income (loss)	10.5	(1.9)
Total comprehensive income	$28.2	$6.5

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited in millions, except share data)

(In millions, except share data)	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$300.9	$310.0
Restricted cash	11.6	8.3
Receivables, net	167.1	271.5
Assets held for sale	54.4	80.0
Other current assets	204.1	202.6
Total current assets	738.1	872.4
Property, net	3,091.3	3,116.5
Intangible assets, net	378.0	380.5
Goodwill	4,944.2	4,931.7
Deferred tax asset, net	28.2	28.9
Other long-term assets	505.9	475.9
Total assets	$9,685.7	$9,805.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$454.2	$569.6
Accrued expenses and other liabilities	348.5	351.1
Deferred revenues and income	332.9	401.0
Current maturities of corporate borrowings and capital and financing lease obligations	86.6	87.7
Total current liabilities	1,222.2	1,409.4
Corporate borrowings	4,244.1	4,220.1
Capital and financing lease obligations	573.1	578.9
Exhibitor services agreement	575.0	530.9
Deferred tax liability, net	48.5	49.6
Other long-term liabilities	937.5	903.8
Total liabilities	7,600.4	7,692.7
Commitments and contingencies
Class A common stock (temporary equity) ($.01 par value, 85,622 shares issued; 48,853 shares outstanding as of March 31, 2018 and 112,817 shares issued; 76,048 shares outstanding as of December 31, 2017)	0.5	0.8
Stockholders’ equity:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 55,391,415 shares issued and 52,195,559 outstanding as of March 31, 2018; 55,010,160 shares issued and 51,814,304 outstanding as of December 31, 2017)	0.5	0.5
Class B common stock ($.01 par value, 75,826,927 shares authorized; 75,826,927 shares issued and outstanding as of March 31, 2018 and December 31, 2017)	0.8	0.8
Additional paid-in capital	2,242.9	2,241.6
Treasury stock (3,232,625 shares as of March 31, 2018 and as of December 31, 2017, at cost)	(48.2)	(48.2)
Accumulated other comprehensive income	140.5	125.6
Accumulated deficit	(251.7)	(207.9)
Total stockholders’ equity	2,084.8	2,112.4
Total liabilities and stockholders’ equity	$9,685.7	$9,805.9

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:	(Unaudited)
Net earnings	$17.7	$8.4
Depreciation and amortization	130.5	125.3
Loss on NCM charged to merger, acquisition and transaction costs	—	22.6
Loss on extinguishment of debt	—	0.5
Deferred income taxes	1.5	(8.8)
Amortization of net premium on corporate borrowings	(0.9)	(0.3)
Amortization of deferred charges to interest expense	3.8	2.4
Theatre and other closure expense	1.5	0.9
Non-cash portion of stock-based compensation	2.8	0.1
Gain on dispositions	(1.2)	(0.2)
Loss on disposition of NCM	1.1	—
Repayment of Nordic interest rate swaps	—	(2.7)
Equity in loss from non-consolidated entities, net of distributions	11.3	21.2
NCM held-for-sale impairment loss	16.0	—
Landlord contributions	42.1	25.0
Deferred rent	(39.3)	(10.2)
Net periodic benefit cost	0.2	0.1
Change in assets and liabilities, excluding acquisitions:
Receivables	114.0	97.8
Other assets	(3.3)	(10.7)
Accounts payable	(107.1)	(69.9)
Accrued expenses and other liabilities	(29.8)	(29.4)
Other, net	4.5	0.4
Net cash provided by operating activities	165.4	172.5
Cash flows from investing activities:
Capital expenditures	(107.3)	(161.3)
Acquisition of Nordic Cinemas Group, net of cash acquired	—	(584.4)
Acquisition of Carmike Cinemas, Inc., net of cash acquired	—	0.1
Proceeds from disposition of long-term assets	3.8	4.0
Investments in non-consolidated entities, net	(10.7)	(0.3)
Other, net	(0.6)	(1.6)
Net cash used in investing activities	(114.8)	(743.5)
Cash flows from financing activities:
Proceeds from issuance of Senior Subordinated Sterling Notes due 2024	—	327.8
Proceeds from issuance of Senior Subordinated Notes due 2027	—	475.0
Payment of Nordic SEK Term Loan	—	(144.4)
Payment of Nordic EUR Term Loan	—	(169.5)
Net proceeds from equity offering	—	617.5
Principal payment of Bridge Loan due 2017	—	(350.0)
Principal payments under Term Loan	(3.5)	(2.2)
Principal payments under capital and financing lease obligations	(17.9)	(19.7)
Cash used to pay for deferred financing costs	—	(27.5)
Cash used to pay dividends	(25.8)	(26.2)
Taxes paid for restricted unit withholdings	(1.7)	(6.5)
Purchase of treasury stock	(13.5)	—
Net cash provided by (used in) financing activities	(62.4)	674.3
Effect of exchange rate changes on cash and cash equivalents and restricted cash	6.0	2.9
Net increase (decrease) in cash and cash equivalents and restricted cash	(5.8)	106.2
Cash and cash equivalents and restricted cash at beginning of period	318.3	230.2
Cash and cash equivalents and restricted cash at end of period	$312.5	$336.4

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (including amounts capitalized of $0.1 million and $0.1 million)	$35.7	$39.0
Income taxes paid, net	$4.5	$1.0
Schedule of non-cash activities:
Investment in NCM (See Note 5-Investments)	$(6.3)	$235.2
Construction payables at period end	$75.8	$107.3
See Note 3-Acquisitions for non-cash activities related to acquisitions

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

As of March 31, 2018, Wanda owned approximately 59.21% of Holdings’ outstanding common stock and 81.32% of the combined voting power of Holdings’ outstanding common stock and has the power to control Holdings’ affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), entering into mergers, sales of substantially all of the Company’s assets and other extraordinary transactions.

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

Principles of Consolidation:  The accompanying unaudited consolidated financial statements include the accounts of Holdings and all subsidiaries, as discussed above, and should be read in conjunction with the Company’s Annual Report on Form 10–K for the year ended December 31, 2017. The accompanying consolidated balance sheet as of December 31, 2017, which was derived from audited financial statements, and the unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10–Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company’s financial position and results of operations. All significant intercompany balances and transactions have been eliminated in consolidation. There are no noncontrolling (minority) interests in the Company’s consolidated subsidiaries; consequently, all of its stockholders’ equity, net earnings and total comprehensive income for the periods presented are attributable to controlling interests. Due to the seasonal nature of the Company’s business, results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018. The Company manages its business under two reportable segments for its theatrical exhibition operations, U.S. markets and International markets.

Presentation:  Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

Accounting Pronouncements Recently Adopted

Revenue from Contracts with Customers. The Company adopted the guidance of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, (“ASC 606”) as of January 1, 2018 using the modified retrospective method. ASC 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. ASC 606 was applied only to contracts that were not completed at January 1, 2018. The comparative information in the prior year has not been adjusted and continues to be reported under ASC 605, Revenue Recognition, which was the accounting standard in effect for those periods. See Note 2—Revenue for the required disclosures of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers per the guidance in ASC 606.

Reclassification of Certain Tax Effects. In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows a reclassification from accumulated other comprehensive income to accumulated deficit for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act signed into law in December 2017.  ASU 2018-02 is effective for the Company on January 1, 2019 and early adoption of the amendments is permitted, including adoption in any interim period. The Company early adopted ASU 2018-02, effective January 1, 2018, and recorded a reclassification related to the stranded tax effects that increases accumulated other comprehensive income and increases accumulated deficit by $5.0 million in the consolidated balance sheets as of January 1, 2018. See Note 7—Income Taxes for further information.

Modification Accounting for Stock-Based Compensation. In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of the share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company adopted ASU 2017-09 on January 1, 2018 and will apply the guidance in ASU 2017-09 to any future changes to the terms or conditions of stock-based payment awards should they occur. The Company’s adoption of ASU 2017-09 did not have an impact on its consolidated financial statements.

Improving Presentation of Net Benefit Costs. In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). The guidance requires the service cost component of defined benefit pension plans and other post-retirement benefit plans to be reported in the same line item as other compensation costs arising from the services rendered by the pertinent employees while the other components of net benefit cost are required to be presented in the income statement separately from the service cost component and reported outside a subtotal of operating income. The amendments in this guidance should be applied retrospectively for the presentation of the service cost component and the other components of net benefit cost in the consolidated statements of operations. The Company adopted ASU 2017-07 effective January 1, 2018 and recorded a prior period adjustment for the three months ended March 31, 2017 in the consolidated statements of operations to decrease general and administrative other by $0.1 million, related to the other components of net benefit cost, with a corresponding decrease to other income of $0.1 million. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Restricted Cash in Statement of Cash Flows. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (A Consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”). ASU 2016-18 requires that restricted cash be included with cash and cash equivalents when reconciling the beginning and end-of-period total amounts shown on the statement of cash flows. This guidance must be applied retrospectively to all periods presented. The change in accounting principle is preferable because it provides guidance on the presentation of restricted cash in the statement of cash flows. The Company adopted ASU 2016-18 effective January 1, 2018 and the prior period has been adjusted to conform to the current period presentation. The adoption of this guidance resulted in a prior period increase related to the effect of exchange rate changes on cash and cash equivalents and restricted cash of $0.2 million in the consolidated statements of cash flows for the three months ended March 31, 2017. This guidance also requires a new disclosure to reconcile the cash balances within the consolidated statement of cash flows to the consolidated balance sheets. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows:

(In millions)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$300.9	$310.0
Restricted cash	11.6	8.3
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$312.5	$318.3

Classification of certain cash receipts and cash payments. In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The amendments in this update provide guidance on eight specific cash flow classification issues. The update provides specific guidance on each of the eight issues, thereby reducing the diversity in practice in how certain transactions are classified in the statement of cash flows. The Company adopted ASU 2016-15 on January 1, 2018 and made an election to continue using the “nature of the distribution approach” to classify distributions received from equity method investments. The adoption of this guidance did not have an impact on the Company’s consolidated statements of cash flows.

Classification and measurement of financial instruments. In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments –  Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The amendments require that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company adopted ASU 2016-01 on January 1, 2018 and recorded a decrease to accumulated other comprehensive income of $0.6 million, net of tax, related to the unrealized gains on available-for-sale securities that are equity instruments with a corresponding decrease to accumulated deficit in the consolidated balance sheets as of the beginning of the year. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Issued Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases, (“ASC 842”) which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for the Company on January 1, 2019, with early adoption permitted. The Company plans to adopt the guidance on January 1, 2019, using a modified retrospective transition approach with the cumulative effect recognized at the date of initial application, whereby comparative prior period financial information will not be adjusted to reflect the new standard. In January 2018, the FASB issued ASU No. 2018-01, Leases, which permits an entity to elect an optional transition practical expedient to not evaluate under ASU 842 land easements that exist or expired before the entity’s adoption of ASC 842 and that were not previously accounted for as leases.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides new guidance regarding the measurement and recognition of credit impairment for certain financial assets. Such guidance will impact how the Company determines its allowance for estimated uncollectible receivables and evaluates its available-for-sale investments for impairment. ASU 2016-13 is effective for the Company in the first quarter of 2020, with early adoption permitted in the first quarter of 2019. The Company is currently evaluating the effect that ASU 2016-13 will have on its consolidated financial statements and related disclosures, and the Company has not determined if it will early adopt.

Accumulated depreciation and amortization:  Accumulated depreciation was $1,385.3 million and $1,266.9 million, at March 31, 2018 and December 31, 2017, respectively, related to property. Accumulated amortization of intangible assets was $64.3 million and $55.5 million, at March 31, 2018 and December 31, 2017, respectively.

Leases:  During the three months ended March 31, 2018, the Company modified the terms of an existing operating lease to reduce the lease term. The Company received a $35.0 million incentive from the landlord to enter into the new lease agreement. The Company has recorded amortization of the lease incentive as a reduction to rent expense on a straight-line basis over the remaining lease term which reduced rent expense by $24.2 million during the three months ended March 31, 2018.

NOTE 2—REVENUE RECOGNITION

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method; and therefore, the comparative information has not been adjusted for the three months ended March 31, 2017.

The cumulative effect of the changes made to the consolidated balance sheet at January 1, 2018 for the adoption of ASC 606, are included in the following table:

(In millions)	Balance at December 31, 2017 Without Adoption of ASC 606	Adjustments Due to ASC 606	Balance at January 1, 2018
Assets:
Other long-term assets	$475.9	$11.1	$487.0
Current liabilities:
Deferred revenues and income	401.0	(10.0)	391.0
Long-term liabilities:
Exhibitor services agreement	530.9	52.9	583.8
Stockholders' equity:
Accumulated deficit	(207.9)	(31.8)	(239.7)

The disclosure of the impact of the adoption of ASC 606 on the Company’s consolidated statement of operations is as follows:

	Three Months Ended March 31, 2018
(In millions)	Without Adoption of ASC 606	Adjustments	As Reported
Revenues:
Admissions	$875.4	$(0.4)	$875.0
Food and beverage	405.9	(0.1)	405.8
Other theatre	90.6	12.2	102.8
Total revenues	1,371.9	11.7	1,383.6
Operating costs and expenses:
Operating expense, excluding depreciation and amortization	403.5	8.4	411.9
Non-cash interest expense related to NCM exhibitor service agreement	—	10.5	10.5
Net earnings	24.9	(7.2)	17.7

Revenues: The Company recognizes revenue, net of sales tax, when it satisfies a performance obligation by transferring control over a product or service to a customer. Admissions and food and beverage revenues are recognized at a point in time when a film is exhibited to a customer and when a customer takes possession of food and beverage offerings. The Company defers 100% of the revenue associated with the sales of gift cards and exchange tickets until such time as the items are redeemed or estimated income from non-redemption is recorded.

The Company recognizes income from non-redeemed or partially redeemed gift cards in proportion to the pattern of rights exercised by the customer (“proportional method”) where it applies an estimated non-redemption rate for its gift card sales channels, which range from 12% to 18% of the current month sales, and the Company recognizes in other theatre revenues the total amount of expected income for non-redemption for that current month’s sales as income over the next 24 months in proportion to the pattern of actual redemptions. The Company has determined its non-redeemed rates and redemption patterns using data accumulated over ten years. Prior to January 1, 2018, income for non-redeemed exchange tickets were recognized 18 months after purchase when the redemption of these items was determined to be remote. At January 1, 2018, the Company changed its method for recognizing income from non-redeemed exchange tickets to the proportional method, where it applies a non-redemption rate of 10% to the current month sales, and the Company recognizes the total amount of income for that current month’s sales as income over the next 24 months in proportion to the pattern of actual redemptions. Management believes the 24-month estimate is supported by its continued development of redemption history and that it is reflective of management’s current best estimate. The adoption of the proportional method of recognizing income from non-redeemed exchange tickets did not have a material impact on the Company’s consolidated financial statements.

Prior to January 1, 2018, the Company recorded online ticket fee revenues net of third-party commission or service fees. In accordance with ASC 606 guidance, the Company believes that it is a principal (as opposed to agent) in the arrangement with third-party internet ticketing companies in regard to the sale of online tickets to customers. Upon adoption of ASC 606 on January 1, 2018, the Company recognizes ticket fee revenues based on a gross transaction price. The online ticket fee revenues and the third-party commission or service fees are recorded in the line item other theatre revenues and operating expense, respectively, in the consolidated statements of operations. These changes did not have any impact on net income or cash flows from operations.

Exhibitor Services Agreement:    The Company recognizes advertising revenues, which are included in other theatre revenues in the consolidated statements of operations, when it satisfies a performance obligation by transferring a promised good or service to the customers. The advertising contracts with customers generally consist of a series of distinct periods of service, satisfied over time, to provide rights to advertising services. The Company’s ESA with NCM includes a significant financing component due to the significant length of time between receiving the noncash consideration and fulfilling the performance obligation. The Company receives the non-cash consideration in the form of common membership units from NCM, in exchange for rights to exclusive access to the Company’s theatre screens and attendees through February 2037. Upon adoption of ASC 606, the Company’s advertising revenues have significantly increased with a similar offsetting increase in non-cash interest expense, which is recorded to non-cash NCM exhibitor service agreement in the consolidated statements of operations. Upon adoption of ASC 606 and pursuant to the calculation requirements for the time value of money, the amortization method reflects the front-end loading of the significant financing component where more interest expense is recognized earlier during the term of the agreement than the back-end recognition of the deferred revenue amortization where more revenue is recognized later in the term of the agreement. See Note 5—Investments for further information regarding the common unit adjustment and the fair value measurement of the noncash consideration. The interest expense was calculated using discount rates that ranged from 6.5% to 8.5%, which are the rates at which the Company believes it could borrow in separate financing transactions. The Company recognized a cumulative effect transition adjustment of initially applying ASC 606 by increasing accumulated deficit on January 1, 2018 by approximately $52.9 million, including income tax effect of $0, as a result of this change. These changes did not have any impact on the Company’s cash flows from operations.

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

The portion of the admissions and food and beverage revenues attributed to the rewards is deferred as a reduction of admissions and food and beverage revenues and is allocated between admissions and food and beverage revenues based on expected member redemptions. Upon redemption, deferred rewards are recognized as revenues along with associated cost of goods. Converted rewards not redeemed within nine months are forfeited and recognized as admissions or food and beverage revenues. Prior to January 1, 2018, rewards for expired memberships were forfeited based upon specified periods of inactivity of the membership and recognized as admissions or food and beverage revenues. As of January 1, 2018, the Company changed its method for recognizing forfeited rewards from the remote method to the proportional method, where the Company estimates point breakage in assigning value to the points at the time of sale based on historical trends. The program’s annual membership fee is allocated to the material rights for discounted or free products and services and is initially deferred, net of estimated refunds, and recognized as the rights are redeemed based on estimated utilization, over the one-year membership period in admissions, food and beverage, and other revenues. A portion of the revenues related to a material right are deferred as a virtual rewards performance obligation using the relative standalone selling price method and are recognized as the rights are redeemed or expire.

Disaggregation of Revenue:  Revenue is disaggregated in the following tables by major revenue types and by timing of revenue recognition:

Three Months Ended
(In millions)	March 31, 2018
Major revenue types
Admissions	$875.0
Food and beverage	405.8
Other theatre:
Advertising	37.6
Other theatre	65.2
Other theatre	102.8
Total revenues	$1,383.6

Three Months Ended
(In millions)	March 31, 2018
Timing of revenue recognition
Products and services transferred at a point in time	$1,333.2
Products and services transferred over time (1)	50.4
Total revenues	$1,383.6

(1)	Amounts primarily include advertising revenues.

The following tables provide the balances of receivables and deferred revenue income:

(In millions)	March 31, 2018	December 31, 2017
Current assets:
Receivables related to contracts with customers	$88.8	$204.3
Miscellaneous receivables	78.3	67.2
Receivables, net	$167.1	$271.5

(In millions)	March 31, 2018	December 31, 2017
Current liabilities:
Deferred revenue related to contracts with customers	$317.4	$365.6
Miscellaneous deferred income	15.5	35.4
Deferred revenue and income	$332.9	$401.0

The significant changes in contract liabilities with customers included in deferred revenues and income are as follows:

Deferred Revenues
Related to Contracts
(In millions)	with Customers
Balance as of December 31, 2017	$365.6
Cumulative effect of initially applying ASC 606	(10.0)
Cash received in advance (1)	95.6
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	7.4
Food and beverage (2)	9.7
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(103.3)
Food and beverage (3)	(20.7)
Other theatre (4)	(25.0)
Business combination - Nordic purchase price allocation (5)	(2.3)
Foreign currency translation adjustment	0.4
Balance as of March 31, 2018	$317.4

(1)	Includes movie tickets, food and beverage, gift cards, exchange tickets, and AMC Stubs® loyalty membership fees.
(2)	Amount of rewards accumulated, net of expirations, that are attributed to AMC Stubs® loyalty program.
(3)	Amount of rewards redeemed that are attributed to gift cards, exchange tickets, and AMC Stubs® loyalty program.
(4)	Amounts relate to income from non-redeemed or partially redeemed gift cards, non-redeemed exchange tickets, and AMC Stubs® loyalty membership fees.
(5)	See Note 3 – Acquisitions for further information.

The significant changes to contract liabilities included in the exhibitor services agreement, classified as long-term liabilities in the consolidated balance sheets, are as follows:

Exhibitor Services
(In millions)	Agreement
Balance as of December 31, 2017	$530.9
Cumulative effect of initially applying ASC 606	52.9
Common Unit Adjustment – surrender of common units (1)	(5.2)
Reclassification of the beginning balance to other theatre revenue, as the result of performance obligations satisfied	(3.6)
Balance as of March 31, 2018	$575.0

(1)

Represents the fair value amount of the NCM common units that were surrendered due to the annual Common Unit Adjustment. Such amount will reduce the deferred revenues that are being amortized to other theatre revenues over the remainder of the 30-year term of the ESA ending in February 2037. See Note 5—Investments for further information.

Transaction Price Allocated to the Remaining Performance Obligations:  The following table includes the amount of NCM ESA, included in deferred revenues and income in the Company’s consolidated balance sheets, that is expected to be recognized as revenues in the future related to performance obligations that are unsatisfied as of March 31, 2018:

(In millions)	Nine Months Ended December 31, 2018	Year Ended 2019	Year Ended 2020	Year Ended 2021	Year Ended 2022	Years Ended 2023 through February 2037
Exhibitor services agreement	$11.0	$15.7	$16.8	$18.1	$19.4	$494.0

The total amount of non-redeemed gifts cards and exchange tickets included in deferred revenues and income as of March 31, 2018 was $259.7 million. This will be recognized as revenues as the gift cards and exchange tickets are redeemed or as the non-redeemed gift card and exchange ticket revenues are recognized in proportion to the pattern of actual redemptions, which is estimated to occur over the next 24 months.

As of March 31, 2018, the amount of deferred revenue allocated to the AMC Stubs® loyalty programs included in deferred revenues and income was $41.0 million. The earned points will be recognized as revenue as the points are redeemed, which is estimated to occur over the next 24 months. The annual membership fee is recognized ratably over the one-year membership period.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 3—ACQUISITIONS

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

The acquisition is being treated as a purchase in accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805, Business Combinations”), which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management’s judgment after evaluating several factors, including a valuation assessment. The Company finalized the appraisals for both tangible and intangible assets and liabilities during the three months ended March, 31, 2018. The following is a summary of the final allocation of the purchase price:

(In millions)	March 28, 2017	Changes	March 31, 2018
Cash	$70.5	$0.9	$71.4
Restricted cash	—	5.9	5.9
Receivables	25.0	(11.6)	13.4
Other current assets	14.0	9.6	23.6
Property (1)	89.8	43.4	133.2
Intangible assets (1) (2)	—	22.1	22.1
Goodwill (3)	872.1	(79.2)	792.9
Deferred tax asset	5.5	(4.6)	0.9
Other long-term assets (6)	41.0	34.2	75.2
Accounts payable	(30.3)	0.1	(30.2)
Accrued expenses and other liabilities	(26.5)	(9.6)	(36.1)
Deferred revenues and income	(43.5)	2.3	(41.2)
Term Loan Facility (SEK)	(144.4)	—	(144.4)
Term Loan Facility (EUR)	(169.5)	—	(169.5)
Capital lease and financing lease obligations (1)(4)	(29.2)	19.2	(10.0)
Deferred tax liability	(5.2)	(13.5)	(18.7)
Other long-term liabilities (5)	(14.4)	(19.2)	(33.6)
Total estimated purchase price	$654.9	$—	$654.9

(1)

Amounts recorded for property include land, buildings, capital lease assets, leasehold improvements, furniture, fixtures and equipment. During the year ended March 31, 2018, the Company recorded measurement period adjustments primarily related to the valuation of property, intangible assets, equity method investments, financing lease obligations and related tax adjustments.

(2)	Additional information for intangible assets acquired on March 28, 2017 is presented below:

	Weighted Average	Gross
(In millions)	Amortization Period	Carrying Amount
Acquired intangible assets:
Amortizable intangible assets:
Favorable leases	7.0 years	$3.5
Favorable subleases	4.0 years	1.1
Screen advertising agreement	5.0 years	6.6
Trade name agreement	4.0 years	0.4
Total, amortizable	5.5 years	$11.6
Unamortized intangible assets:
Trade names		$10.5

(3)	Amounts recorded for goodwill are not expected to be deductible for tax purposes.

(4)	Including current portion of approximately $1.1 million.

(5)	Amounts recorded for other long-term liabilities include unfavorable leases of approximately $20.0 million with an amortization period of 9.3 years.

(6)	Includes equity method investments of $64.7 million.

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

During the three months ended March 31, 2018 and March 31, 2017, the Company incurred acquisition-related and transition costs for Nordic of approximately $1.2 million and $7.6 million, respectively, which were included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations. The revenues for Nordic during the three months ended March 31, 2018 and March 31, 2017 were $106.5 million and $2.5 million, respectively. Nordic net earnings (loss) during the three months ended March 31, 2018 and March 31, 2017 were $13.4 million and $(0.2) million, respectively.

Pro Forma Results of Operations (Unaudited)

The following selected comparative unaudited pro forma results of operations information for the three months ended March 31, 2017 assumes that the Nordic acquisition occurred at the beginning of 2017 and reflects the full results of operations for the periods presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Nordic to reflect the fair value adjustments to property and equipment and financing obligations. The pro forma financial information presented includes the effects of adjustments related to fair values assigned to long-lived assets, including depreciation charges from acquired property and equipment, interest expense and incremental shares issued from financing the acquisitions and the related income tax effects,  and the elimination of Carmike Cinemas, Inc. (“Carmike”) and AMC historical revenues and expenses for theatres in markets that were divested as required by the final judgement with the Department of Justice (“DOJ”)in connection with the acquisition of Carmike. Merger, acquisition and transaction costs directly related to the acquisitions have not been removed.

	Actual Three Months Ended	Pro Forma Three Months Ended
(In millions)	March 31, 2018	March 31, 2017
Revenues	$1,383.6	$1,359.3
Operating income	$109.9	$64.8
Net earnings	$17.7	$11.7
Earnings per share:
Basic	$0.14	$0.10
Diluted	$0.14	$0.10

NOTE 4—GOODWILL

The following table summarizes the changes in goodwill by reportable operating segment for the three months ended March 31, 2018:

(In millions)	U.S. Markets	International Markets (2)	Total
Balance as of December 31, 2017	$3,072.6	$1,859.1	$4,931.7
Adjustments to acquisition of Nordic (1)	—	(6.4)	(6.4)
Currency translation adjustment	—	18.9	18.9
Balance as of March 31, 2018	$3,072.6	$1,871.6	$4,944.2

(1)	Change in goodwill from purchase price allocations adjustments. See Note 3—Acquisitions for further information.

(2)	As of March 31, 2018, the goodwill for the Odeon Theatres reporting unit and the Nordic Theatres reporting unit was $1,038.0 million and $833.6 million, respectively.

NOTE 5—INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the Consolidated Balance Sheets in other long-term assets. Investments in non-consolidated affiliates as of March 31, 2018 include interests in NCM of 13.6%, and 1,000,000 common shares of National Cinemedia, Inc. (“NCM, Inc.”), Digital Cinema Implementation Partners, LLC (“DCIP”) of 29.0%, Digital Cinema Distribution Coalition, LLC (“DCDC”) of 14.6%, AC JV, LLC (“AC JV”) owner of Fathom Events, of 32.0%, SV Holdco LLC, owner of Screenvision, 16.5%, Digital Cinema Media (“DCM”) of 50.0%. The Company also has partnership interests in five U.S. motion picture theatres and one IMAX® screen of 50.0% (“Theatre Partnerships”) and approximately 50.0% interest in 57 theatres in Europe acquired in the Odeon and Nordic acquisitions. Indebtedness held by equity method investees is non-recourse to the Company.

Amounts payable to U.S. Theatre Partnerships were $2.6 million and $2.8 million as of March 31 2018 and

December 31, 2017, respectively.

Dreamscape and Central Services Studios Preferred Stock.  During the three months ended March 31, 2018, the Company invested an additional $5.0 million in Dreamscape Immersive, Inc. (“Dreamscape”) and invested an additional $5.0 million in Central Services Studios, Inc. (“Central Services Studios”) as a part of its virtual reality technologies strategy. The investments are recorded at cost following the measurement alternative as there is no established market for the securities and the Company does not have significant influence over these entities.

Equity in Loss of Non-Consolidated Entities

Aggregated condensed financial information of the Company’s significant non-consolidated equity method investments (DCIP and NCM) is shown below:

	Three Months Ended
(In millions)	March 31, 2018	March 31, 2017
Revenues	$121.2	$117.4
Operating costs and expenses	102.7	101.1
Net earnings	$18.5	$16.3

The components of the Company’s recorded equity in loss of non-consolidated entities are as follows:

	Three Months Ended
(In millions)	March 31, 2018	March 31, 2017
NCM and NCM, Inc. (1)	$(17.5)	$(6.0)
Digital Cinema Implementation Partners, LLC	6.6	7.4
Other	1.9	(3.7)
The Company’s recorded equity in loss (1)	$(9.0)	$(2.3)

NCM Transactions.    In March 2018, the NCM Common Unit Adjustment ("CUA") resulted in a negative adjustment of 915,150 common units for the Company. The Company elected to return the units, which have reduced the sell-down requirement to 7.5% ownership share by December 20, 2018. The Company recorded the surrendered common units as a reduction to deferred revenues for the ESA at fair value of $5.2 million, based upon a price per share of NCM, Inc. of $5.64 on March 15, 2018 (the Effective Date). The Company’s investment in NCM was reduced by the carrying value of the common units of $6.3 million resulting in a loss from the surrender of the NCM common units of $1.1 million, which was recorded to Equity in Loss of Non-Consolidated Entities in March 2018.

As of March 31, 2018, the Company owned 21,477,480 common membership units, or a 13.6% interest, in NCM and 1,000,000 common shares of NCM, Inc. The estimated fair market value of the common units in NCM and the common shares of NCM, Inc. was approximately $116.7 million based on the publicly quoted price per share of NCM, Inc. on March 31, 2018 of $5.19 per share.

The Company recorded the following related party transactions with NCM:

	As of	As of
(In millions)	March 31, 2018	December 31, 2017
Due from NCM for on-screen advertising revenue	$2.4	$2.5
Due to NCM for Exhibitor Services Agreement	2.4	9.4
Promissory note payable to NCM	2.8	2.8

	Three Months Ended
(In millions)	March 31, 2018	March 31, 2017
Net NCM screen advertising revenues	$18.8	$11.6
NCM beverage advertising expense	1.9	1.9

The Company recorded the following changes in the carrying amount of its investment in NCM and equity in loss of NCM during the three months ended March 31, 2018:

			Accumulated
		Exhibitor	Other
	Investment in	Services	Comprehensive	Cash	Equity in	Advertising
(In millions)	NCM (1)	Agreement (2)	(Income)/Loss	Received	Loss (3)	(Revenue)
Ending balance at December 31, 2017	$161.1	$(530.9)	$(2.5)
ASC 606 revenue recognition change in amortization method	—	(52.9)	—
Surrender of common units for common unit adjustment	(6.3)	5.2	—	$—	$1.1	—
Receipt of excess cash distributions	(10.8)	—	—	10.8	—	—
Impairment loss - held for sale (4)	(14.4)	—	—	—	14.4	—
Equity in loss	(0.2)	—	—	—	0.2	—
Amortization of ESA	—	3.6	—	—	—	(3.6)
For the period ended or balance as of March 31, 2018	$129.4	$(575.0)	$(2.5)	$10.8	$15.7	$(3.6)

(1)

The following table represents AMC’s investment in NCM, Inc. common shares and NCM common membership units including units received under the Common Unit Adjustment Agreement dated as of February 13, 2007:

	Common
	Membership Units		Common Shares
	Tranche 1	Tranche 2 (a)	NCM, Inc. (5)
Beginning balance at December 31, 2012	17,323,782	—	—
Additional units received in the quarter ended June 30, 2013	—	1,728,988	—
Additional units received in the quarter ended June 30, 2014	—	141,731	—
Additional units received in the quarter ended June 30, 2015	—	469,163	—
Additional units received in the quarter ended December 31, 2015	—	4,399,324	—
Units exchanged for NCM, Inc. shares in December 2015	—	(200,000)	200,000
Additional units received in the quarter ended March 31, 2017	—	18,787,315	—
Surrender of units for transferred theatres in March 2017	—	(2,850,453)	—
Surrender of units for exclusivity waiver in March 2017	—	(1,807,220)	—
Conversion of units to NCM, Inc. common shares in September 2017	—	(14,600,000)	14,600,000
Sale of NCM, Inc. common shares in September 2017	—	—	(14,800,000)
Conversion of units to NCM, Inc. common shares in October 2017	—	(1,000,000)	1,000,000
Surrender of units in the quarter ended March 31, 2018	—	(915,150)	—
Ending balance at March 31, 2018	17,323,782	4,153,698	1,000,000

(a)

The additional units received (surrendered) in June 2013, June 2014, June 2015, December 2015, March 2017, and March 2018 were measured at fair value (Level 1) using NCM, Inc.’s stock price of $15.22,  $15.08,  $14.52,  $15.75, $12.52,  and $5.64, respectively.

(2)

Represents the unamortized portion of the ESA with NCM. Such amounts are being amortized to other theatre revenues over the remainder of the 30-year term of the ESA ending in 2037. See Note 1 – Basis of Presentation and Note 2 – Revenue Recognition for information on the effects of adopting ASC 606.

(3)

Excludes a lower of carrying value or fair value impairment loss of $1.6 million related to the Company’s common stock investment in NCM, Inc. See Note 8–Fair Value Measurements for further information regarding a lower of carrying value or fair value impairment losses.

(4)

The Company recorded an impairment loss on held-for-sale units and shares for NCM, Inc. of $1.6 million and NCM of $14.4 million for a total impairment of $16.0 million during the three months ended March 31, 2018. The charges reflect recording our units and shares at the publicly quoted per share price on March 31, 2018 of $5.19. See Note 8–Fair Value Measurements for further information regarding a lower of carrying value or fair value impairment loss.

(5)	The following table represents AMC’s investment in NCM, Inc. common shares.

		Cash	NCM Inc.
	Investment in	Received	Equity in
(In millions)	NCM Inc.	(Paid)	Loss
Ending balance December 31, 2017	$6.8	$—	$—
Held-for-sale impairment loss	(1.6)	—	(1.6)
Expenses from the sale of NCM Inc. common shares	—	(0.1)	(0.1)
Ending balance March 31, 2018	$5.2	$(0.1)	$(1.7)

During the three months ended March 31, 2018 and March 31, 2017, the Company recorded investment income, net of related amortization of $5.4 million and $5.5 million, respectively, related to the NCM tax receivable agreement.

NCM Agreement

On March 9, 2017, the Company reached an agreement with NCM to implement the requirements of the final judgment entered in connection with the DOJ approval of the Carmike transaction. Pursuant to the NCM agreement, the Company received 18,425,423 NCM common units in March 2017 related to annual attendance at the Carmike theatres and 361,892 NCM common units related to the 2016 common unit adjustment. Because the Carmike theatres were subject to a pre-existing agreement with a third party and will not receive advertising services from NCM, the Company will be obligated to make quarterly payments to NCM reflecting the estimated value of the advertising services at the Carmike theatres as if NCM had provided such services. The quarterly payments will continue until the earlier of (i) the date the theatres are transferred to the NCM network or (ii) expiration of the ESA with NCM. All calculations will be made pursuant to the terms of the existing ESA and Common Unit Adjustment Agreement with NCM. With regard to the existing AMC theatres on the NCM network that are required under the final judgment with the DOJ to be transferred to another advertising provider, the Company returned 2,850,453 (valued at $36.4 million) NCM common units to NCM in March 2017, calculated under the Common Unit Adjustment Agreement as if such theatres had been disposed of on March 3, 2017. The Company is not obligated to make quarterly payments with respect to the transferred theatres. In addition, the Company returned 1,807,220 additional NCM common units (valued at $22.6 million) in exchange for a waiver of exclusivity by NCM as to the required transferred theatres for the term of the final judgment, which was classified as general and administrative: Merger, acquisition and transaction costs when the common units were returned to NCM during the three months ended March 31, 2017. The Company recorded a loss of $1.2 million on the return of NCM common units as per the Common Unit Adjustment Agreement and exclusivity waiver for the difference between the average carrying value of the units and the fair value on the date of return. As a result of the agreement, the Company received 14,129,642 net additional NCM common units, valued at $176.9 million based on the market price of NCM, Inc. stock on March 16, 2017 of $12.52. Due to the structure of the transactions, the Company will no longer anticipate recognizing taxable gain upon receipt of new NCM common units. The Company also agreed to reimburse NCM up to $1.0 million for expenses related to the negotiation of this agreement.

The final judgment with the DOJ also requires the Company to divest the majority of its equity interests in NCM, so that by June 20, 2019, AMC owns no more than 4.99% of NCM’s outstanding equity interests on a fully converted basis per the following schedule: (i) on or before December 20, 2017, AMC must own no more than 15% of NCM’s outstanding equity interests; (ii) on or before December 20, 2018, AMC must own no more than 7.5% of NCM’s outstanding equity interests; and (iii) on or before June 20, 2019 AMC must own no more than 4.99% of NCM’s outstanding equity interests. The Company sold 14,800,000 NCM, Inc. shares during the three months ended September 30, 2017 and has satisfied the DOJ divestiture requirements related to NCM dispositions for calendar 2017. As of March 31, 2018, the Company has 9,492,820 common units of NCM and 1,000,000 common shares of NCM, Inc. classified as held-for-sale, which must be sold by December 20, 2018 to comply with the DOJ final judgment.  The Company recorded in Equity in loss of non-consolidated entities a lower of carrying value or fair value impairment charge of $16.0 million to reduce the carrying value of its held-for-sale investment in NCM to Level 1 fair value during the three months ended March 31, 2018. The impairment charge reflects recording our units and shares at the lower of carrying value or publicly quoted per share price on March 31, 2018 of $5.19.

Digital Cinema Media.  The Company acquired its equity investment in DCM on November 30, 2016 in connection with the acquisition of Odeon. The Company receives advertising services from DCM for its Odeon theatres in International markets through a joint venture in which it has a 50% ownership interest. During the three months ended March 31, 2018 and March 31, 2017, the Company recorded revenue of $10.2 million and $5.4 million, respectively, and a recorded receivable as of March 31, 2018 of $1.3 million for cinema advertising.

DCIP Transactions.  The Company pays equipment rent monthly and records the equipment rental expense on a straight-line basis over 12 years.

The Company recorded the following related party transactions with DCIP:

	As of	As of
(In millions)	March 31, 2018	December 31, 2017
Due from DCIP for warranty expenditures	$3.0	$2.8
Deferred rent liability for digital projectors	8.0	8.1

	Three Months Ended
(In millions)	March 31, 2018	March 31, 2017
Digital equipment rental expense	$1.4	$1.5

AC JV Transactions.    The Company recorded the following related party transactions with AC JV:

	As of	As of
(In millions)	March 31, 2018	December 31, 2017
Due from AC JV	$—	$—
Due to AC JV for Fathom Events programming	1.4	0.5

	Three Months Ended
(In millions)	March 31, 2018	March 31, 2017
Film exhibition costs:
Gross exhibition cost on Fathom Events programming	$2.7	$3.6

Screenvision Transactions.    The Company recorded the following related party transactions with Screenvision:

	As of	As of
(In millions)	March 31, 2018	December 31, 2017
Due from Screenvision for on-screen advertising revenue	$1.7	$3.1

	Three Months Ended
(In millions)	March 31, 2018	March 31, 2017
Screenvision screen advertising revenues	$3.7	$3.3

Nordic JV’s.    The Company recorded the following related party transactions with the Nordic theatre JV’s:

	As of	As of
(In millions)	March 31, 2018	December 31, 2017
Due from Nordic JVs	$5.6	$5.7
Due to Nordic JVs for management services	2.7	2.5

NOTE 6—STOCKHOLDERS’ EQUITY

Dividends

The following is a summary of dividends and dividend equivalents paid to stockholders during the three months ended March 31, 2018:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 28, 2018	March 12, 2018	March 26, 2018	$0.20	$26.0

During the three months ended March 31, 2018, the Company paid dividends and dividend equivalents of $25.8 million, reversed accrual for unvested Performance Stock Units and Transition Performance Stock Units of $0.7 million, decreased additional paid-in capital for 116,268 shares surrendered to pay payroll and income taxes of $1.7 million and as of March 31, 2018 had accrued balance of $0.6 million for the remaining unpaid dividends. The aggregate dividends declared for Class A common stock and Class B common stock, were approximately $10.8 million and $15.2 million, respectively.

On May 3, 2018, Holdings’ Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on June 25, 2018 to stockholders of record on June 11, 2018.

Related Party Transactions

As of March 31, 2018 and December 31, 2017, the Company recorded a receivable due from Wanda of $0.2 million and $0.6 million, respectively, for reimbursement of general administrative and other expense incurred on behalf of Wanda. During the three months ended March 31, 2018, the Company recorded $0.1 million of cost reductions for general and administrative services provided on behalf of Wanda. Wanda owns Legendary Entertainment, a motion picture production company. The Company will occasionally play Legendary’s films in its theatres as a result of transactions with independent film distributors.

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

During the three months ended March 31, 2018, a former employee who held 27,195 shares, relinquished his put right, therefore the related share amount of $0.3 million was reclassified to additional paid in capital, a component of stockholders’ equity.

Stock-Based Compensation

Holdings adopted a stock-based compensation plan in December of 2013.

The Company recognized stock-based compensation expense of $2.8 million and $0.1 million within general and administrative: other during the three months ended March 31, 2018 and March 31, 2017, respectively.

As of March 31, 2018, including the 2018 grants, there was approximately $27.0 million of total estimated unrecognized compensation cost, assuming attainment of the performance targets at 100%, related to stock-based compensation arrangements expected to be recognized during the remainder of calendar 2018, calendar 2019, and calendar 2020.

The components of the Company’s recorded and unrecognized stock-based compensation expense are as follows:

		Amount	Expected to	Expected to	Expected to
	Three Months Ended	Unrecognized	Recognize	Recognize	Recognize
Grant	March 31, 2018	March 31, 2018	2018	2019	2020
2018 Board of Directors	$0.5	$—	$—	$—	$—
2018 RSU awards	0.3	9.9	3.1	3.4	3.4
2018 PSU awards	0.6	9.6	5.4	3.0	1.2
2017 RSU awards	0.5	3.4	1.4	2.0	—
2017 RSU NEO awards	0.3	2.4	1.0	1.4	—
2017 PSU awards (1)	—	—	—	—	—
2016 RSU awards	0.3	0.9	0.9	—	—
2016 RSU NEO awards	0.3	0.8	0.8	—	—
2016 PSU awards (1)	—	—	—	—	—
	$2.8	$27.0	$12.6	$9.8	$4.6

(1)

During the year ended December 31, 2017, the Company determined that achieving the three-year performance thresholds of the 2017 Performance Stock Units and the 2016 Performance Stock Units was improbable and reversed all previously recorded expense and ceased accruing any additional expense on these units. If the Company later determines that the performance thresholds become probable, then historical expense would be reinstated, and the Company would resume recognizing expense.

Awards Granted in 2018

The Company’s Board of Directors approved awards of stock, restricted stock units (“RSUs”), and performance stock units (“PSUs”) to certain of the Company’s employees and directors under the Plan. The fair value of the stock at the grant dates of March 12, 2018, was $15.65 per share and was based on the closing price of Holdings’ stock.

The award agreements generally had the following features:

•

Stock Award:  On March 12, 2018, five members of Holdings’ Board of Directors were granted awards of 28,055 fully vested shares of Class A common stock in the aggregate. The Company recognized approximately $0.5 million of expense in general and administrative: other expense during the three months ended March 31, 2018, in connection with these share grants.

•

Restricted Stock Unit Awards:  On March 12, 2018, RSU awards of 653,669 units were granted to certain members of management and executive officers. The grant date fair value was approximately $10.2 million based on a stock price of $15.65 on March 12, 2018. Each RSU represents the right to receive one share of Class A common stock at a future date. The RSUs vest over 3 years with 1/3 vesting on each of January 2, 2019, 2020, and 2021. The RSUs will be settled within 30 days of vesting. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs. During the three months ended March 31, 2018, the Company recognized $0.3 million expense in general and administrative: other expense in connection with these awards.

Performance Stock Unit Award: On March 12, 2018, PSU awards of 653,669 were granted to certain members of management and executive officers, with three-year cumulative adjusted EBITDA, diluted earnings per share, and net profit performance target conditions and service conditions, covering a performance period beginning January 1, 2018 and ending on December 31, 2020. The PSUs will vest based on achieving 80% to 120% of the performance targets with the corresponding vested unit amount ranging from 30% to 200%. If the performance target is met at 100%, the PSU awards granted on March 12, 2018, will vest at 653,669 units in the aggregate. No PSUs will vest if Holdings does not achieve 80% of the three-year cumulative adjusted EBITDA, diluted earnings per share, and net profit performance target. Additionally, unvested PSU’s shall be ratably forfeited upon termination of service prior to

December 31, 2020. If service terminates prior to January 2, 2019, all unvested PSU’s shall be forfeited, if service terminates prior to January 2, 2020, 2/3 of unvested PSU’s shall be forfeited and if service terminates prior to January 4, 2021, 1/3 of unvested PSU’s shall be forfeited. The vested PSUs will be settled within 30 days of vesting which will occur upon certification of performance results by the Compensation Committee of the Board of Directors. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the PSUs began to accrue with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the PSUs. During the three months ended March 31, 2018, the Company recognized $0.6 million expense in general and administrative: other expense in connection with these awards.

The following table represents the nonvested RSU and PSU activity for the three months ended March 31, 2018:

		Weighted
		Average
	Shares of RSU	Grant Date
	and PSU	Fair Value
Beginning balance at January 1, 2018	1,083,841	$28.61
Granted	1,307,338	15.65
Vested	(195,432)	28.46
Forfeited	(2,186)	28.78
Nonvested at March 31, 2018	2,193,561	$20.90

NOTE 7—INCOME TAXES

The Company’s worldwide effective income tax rate is based on expected income, statutory rates, valuation allowances against deferred tax assets and tax planning opportunities available in the various jurisdictions in which it operates. For interim financial reporting, the Company estimates the worldwide annual income tax rate based on projected taxable income for the full year and records a quarterly income tax provision or benefit in accordance with the anticipated annual rate, adjusted for discrete items, if any. The Company refines the estimates of the year’s taxable income as new information becomes available, including actual year-to-date financial results. This continual estimation process often results in a change to the expected worldwide effective income tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected income tax rate. Significant judgment is required in determining the effective tax rate. The Company recognizes income tax-related interest expense and penalties as income tax expense and general and administrative expense, respectively.

At March 31, 2018 and December 31, 2017, the Company recorded net deferred tax liabilities of $20.3 million and $20.7 million, respectively. During the fourth quarter of 2017, the Company determined that it was appropriate to record a valuation allowance against U.S. deferred tax assets. In addition, several international jurisdictions carry valuation allowances against their deferred tax assets. As a result, the effective tax rate for the period ending March 31, 2018 reflects the impact of these valuation allowances against U.S. and international deferred tax assets generated during the quarter.  For the remainder of 2018, the Company anticipates income tax expense will relate solely to domestic state tax expense and international tax expense incurred in certain profitable jurisdictions. The Company evaluates its deferred tax assets each period to determine if a valuation allowance is required based on whether it is “more likely than not” that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods on a federal, state and foreign jurisdiction basis. The Company conducts its evaluation by considering all available positive and negative evidence. This evaluation considers, among other factors, historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlooks for the U.S. motion picture and broader economy.

The worldwide effective tax rate based on annual projected earnings for the year ending December 31, 2018 is projected to be (12.0)%. The actual effective rate for the three months ended March 31, 2018 was 20.9%. The Company’s consolidated tax rate for the three months ended March 31, 2018 differs from the U.S. statutory tax rate primarily due to the foreign tax rate differential driven by Odeon and Nordic earnings, valuation allowances recorded in the U.S. and Odeon jurisdictions, and discrete items.

Tax contingencies and other income tax liabilities were $17.9 million and $15.3 million as of March 31, 2018 and December 31, 2017, respectively, and are included in other long-term liabilities. The increase relates primarily to state income taxes and state income tax credits. The Company also continues to be subject to examination by the IRS and the fiscal year ended March 29, 2012 (tax year 2011) is currently under extended statute. The Company’s operations in certain jurisdictions outside of the U.S. remain subject to examination for tax years 2012 to 2016, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to the Company’s consolidated financial statements. The Company believes its allowances for income tax contingencies are adequate. Based on the information currently available, the Company does not anticipate a material (or significant) increase or decrease to its tax contingencies within the next 12 months.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”). The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a 21% rate, effective January 1, 2018.

While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it includes the global intangible low-taxed income (“GILTI”) provisions. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. For 2018, the Company has determined the GILTI provisions could accelerate the utilization of its domestic net operating loss carryforwards. However, the Company’s effective tax rate is not impacted due to the valuation allowance established against domestic deferred tax assets in the fourth quarter of 2017.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company recognized provisional tax impacts of zero related to the deemed repatriated earnings and the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from those provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. Any adjustments made to the provisional amounts under SAB 118 should be recorded as discrete adjustments in the period identified (not to extend beyond the one-year measurement provided in SAB 118). During the three months ended March 31, 2018, the Company did not make any adjustments to its provisional amounts included in its consolidated financial statements for the year ended December 31, 2017. The accounting is expected to be completed when the 2017 U.S. corporate income tax return is filed in 2018.

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

Recurring Fair Value Measurements.  The following table summarizes the fair value hierarchy of the Company’s financial assets carried at fair value on a recurring basis as of March 31, 2018:

		Fair Value Measurements at March 31, 2018 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Money market mutual funds	$0.5	$0.5	$—	$—
Equity securities, available-for-sale:
Investments measured at net asset value (1)	10.1	—	—	—
Total assets at fair value	$10.6	$0.5	$—	$—

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

Nonrecurring Fair Value Measurements.    Equity interests in NCM, Inc. and NCM classified as held-for-sale were written down to their fair value during the three months ended March 31, 2018.  The Company has not recorded an additional impairment for remaining NCM units as they are not classified as held for sale and the decline in fair value as of March 31, 2018 is considered to be temporary given the short period of duration of the decline (one month).  The Company has observed closing prices of NCM, Inc. during March 2018 higher than $6.68 per share, which is the Company’s carrying value as of March 31, 2018.

Other Fair Value Measurement Disclosures.  The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at March 31, 2018 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$15.2	$—	$14.2	$1.4
Corporate borrowings	4,244.1	—	4,325.7	1.4

Valuation Technique.  Quoted market prices and observable market based inputs were used to estimate fair value for Level 2 inputs. The Level 3 fair value measurement represents the transaction price of the corporate borrowings under market conditions.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

NOTE 9—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

A rollforward of reserves for theatre and other closure and disposition of assets is as follows:

	Three Months Ended
(In millions)	March 31, 2018	March 31, 2017
Beginning balance	$27.5	$34.6
Theatre and other closure expense	1.5	0.9
Transfer of assets and liabilities	0.9	0.8
Foreign currency translation adjustment	0.2	0.2
Cash payments	(3.1)	(3.0)
Ending balance	$27.0	$33.5

In the accompanying Consolidated Balance Sheets, as of March 31, 2018, the current portion of the ending balance totaling $8.8 million is included with accrued expenses and other liabilities and the long-term portion of the ending balance totaling $18.2 million is included with other long-term liabilities. Theatre and other closure reserves for leases that have not been terminated were recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

During the three months ended March 31, 2018 and March 31, 2017, the Company recognized theatre and other closure (income) expense of $1.5 million and $0.9 million, respectively. Theatre and other closure expense included the accretion on previously closed properties with remaining lease obligations.

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the change in accumulated other comprehensive income (loss) by component:

			Unrealized Net	Unrealized Net
		Pension and	Gain from	Gain from Equity
	Foreign	Other	Marketable	Method Investees’
(In millions)	Currency	Benefits	Securities	Cash Flow Hedge	Total
Balance, December 31, 2017	$129.9	$(6.6)	$0.6	$1.7	$125.6
Other comprehensive income (loss) before reclassifications	11.7	—	—	0.2	11.9
Amounts reclassified from accumulated other comprehensive income	—	(1.2)	—	(0.2)	(1.4)
Other comprehensive income (loss)	11.7	(1.2)	—	—	10.5
Adoption of ASU 2016-01 - reclassification to retained earnings	—	—	(0.6)	—	(0.6)
Adoption of ASU 2018-02 - reclassification to retained earnings	4.0	0.6	—	0.4	5.0
Balance, March 31, 2018	$145.6	$(7.2)	$—	$2.1	$140.5

			Unrealized Net	Unrealized Net
		Pension and	Gain from	Gain from Equity
	Foreign	Other	Marketable	Method Investees’
(In millions)	Currency	Benefits	Securities	Cash Flow Hedge	Total
Balance, December 31, 2016	$(1.8)	$(3.6)	$0.3	$2.6	$(2.5)
Other comprehensive income (loss) before reclassifications	(2.2)	—	0.2	—	(2.0)
Amounts reclassified from accumulated other comprehensive income	—	0.1	—	—	0.1
Other comprehensive income (loss)	(2.2)	0.1	0.2	—	(1.9)
Balance, March 31, 2017	$(4.0)	$(3.5)	$0.5	$2.6	$(4.4)

The tax effects allocated to each component of other comprehensive income (loss) during the three months ended March 31, 2018 and March 31, 2017 are as follows:

	Three Months Ended
	March 31, 2018			March 31, 2017
		Tax			Tax
	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax
(In millions)	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized foreign currency translation adjustment (1)	$7.3	$4.4	$11.7	$(2.6)	$0.4	$(2.2)
Pension and other benefit adjustments:
Net loss arising during the period	(1.8)	0.6	(1.2)	—	—	—
Prior service credit arising during the period	—	—	—	0.1	—	0.1
Marketable securities:
Unrealized net holding gain (loss) arising during the period	—	—	—	0.3	(0.1)	0.2
Equity method investees' cash flow hedge:
Unrealized net holding loss arising during the period	(0.2)	0.4	0.2	—	—	—
Realized net loss reclassified into equity in earnings of non-consolidated entities	(0.2)	—	(0.2)	—	—	—
Other comprehensive income (loss)	$5.1	$5.4	$10.5	$(2.2)	$0.3	$(1.9)

(1)	Deferred tax impacts of foreign currency translation for the Odeon and Nordic international operations have not been recorded due to the Company’s intent to remain permanently invested.

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

Below is a breakdown of select financial information by reportable operating segment:

	Three Months Ended
Revenues (In millions)	March 31, 2018	March 31, 2017
U.S. markets	$982.1	$992.1
International markets	401.5	289.3
Total revenues	$1,383.6	$1,281.4

	Three Months Ended
Adjusted EBITDA (1) (In millions)	March 31, 2018	March 31, 2017
U.S. markets (2)	$208.4	$198.0
International markets	69.5	53.1
Total Adjusted EBITDA	$277.9	$251.1

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

(2)	Distributions from NCM are reported entirely within the U.S. markets segment.

	Three Months Ended
Capital Expenditures (In millions)	March 31, 2018	March 31, 2017
U.S. markets	$71.0	$150.3
International markets	36.3	11.0
Total capital expenditures	$107.3	$161.3

Financial Information About Geographic Area:

	Three Months Ended
Revenues (In millions)	March 31, 2018	March 31, 2017
United States	$982.1	$992.1
United Kingdom	130.5	131.6
Italy	60.9	59.0
Spain	49.6	46.0
Sweden	60.6	2.5
Germany	32.8	32.4
Finland	28.0	—
Ireland	10.5	10.4
Other foreign countries	28.6	7.4
Total	$1,383.6	$1,281.4

	As of	As of
Long-term assets, net (In millions)	March 31, 2018	December 31, 2017
United States	$5,852.1	$5,866.8
International	3,095.5	3,066.7
Total long-term assets (1)	$8,947.6	$8,933.5

(1)	Long-term assets are comprised of property, intangible assets, goodwill, deferred income tax assets and other long-term assets.

The following table sets forth a reconciliation of net earnings (loss) to Adjusted EBITDA:

	Three Months Ended
(In millions)	March 31, 2018	March 31, 2017
Net earnings	$17.7	$8.4
Plus:
Income tax provision (benefit)	4.7	(9.2)
Interest expense	82.5	62.0
Depreciation and amortization	130.5	125.3
Certain operating expenses (1)	3.7	5.4
Equity in loss of non-consolidated entities (2)	9.0	2.3
Cash distributions from non-consolidated entities (3)	24.3	24.4
Attributable EBITDA (4)	2.0	—
Investment income	(5.2)	(5.6)
Other expense (income) (5)	1.2	(2.2)
General and administrative — unallocated:
Merger, acquisition and transaction costs (6)	4.7	40.2
Stock-based compensation expense (7)	2.8	0.1
Adjusted EBITDA	$277.9	$251.1

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

(2)

Equity in loss of non-consolidated entities includes a lower of carrying value or fair value impairment loss on the held-for-sale portion of NCM of $16.0 million for the three months ended March 31, 2018. The impairment charge reflects recording the Company’s held-for-sale units and shares at the publicly quoted per share price on March 31, 2018 of $5.19. Equity in loss of non-consolidated entities also includes a  loss on the surrender (disposition) of a portion of the Company’s investment in NCM of $1.1 million during the three months ended March 31, 2018.

(3)

Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. The Company believes including cash distributions is an appropriate reflection of the contribution of these investments to its operations.

(4)

Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain international markets. See below for a reconciliation of the Company’s equity loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where the Company holds a significant market share, the Company believes attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. The Company also provides services to these theatre operators including information technology systems, certain on-screen advertising services and our gift card and package ticket program. As these investments relate only to our Nordic acquisition, the second quarter of 2017 represents the first time the Company made this adjustment and does not impact prior historical presentations of Adjusted EBITDA.

	Three Months Ended
(In millions)	March 31, 2018	March 31, 2017
Equity in loss of non-consolidated entities	$9.0	$—
Less:
Equity in loss of non-consolidated entities excluding international theatre JV's	10.3	—
Equity in earnings of International theatre JV's	1.3	—
Depreciation and amortization	0.7	—
Attributable EBITDA	$2.0	$—

(5)

Other income for the three months ended March 31, 2018 includes $1.6 million financing related foreign currency transaction losses, partially offset by $0.4 million forward foreign currency contract gains.

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

Net periodic benefit cost (credit) recognized for the plans in other expense (income) during the three months ended March 31, 2018 and March 31, 2017 consists of the following:

	U.S. Pension Benefits		International Pension Benefits
	Three Months Ended		Three Months Ended
(In millions)	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Components of net periodic benefit cost:
Interest cost	1.0	1.1	0.7	0.6
Expected return on plan assets	(0.8)	(0.8)	(0.9)	(0.8)
Net periodic benefit cost (credit)	$0.2	$0.3	$(0.2)	$(0.2)

Net periodic service cost (credit) recognized for the plans in general and administrative: other: during the three months ended March 31, 2018 and March 31, 2017 consists of the following:

	U.S. Pension Benefits		International Pension Benefits
	Three Months Ended		Three Months Ended

(In millions)	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Net periodic service cost	$—	$—	$0.2	$—

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended
(In millions)	March 31, 2018	March 31, 2017
Numerator:
Net earnings from continuing operations	$17.7	$8.4
Denominator (shares in thousands):
Weighted average shares for basic earnings per common share	128,046	121,358
Common equivalent shares for RSUs and PSUs	—	43
Shares for diluted earnings per common share	128,046	121,401
Basic earnings per common share	$0.14	$0.07
Diluted earnings per common share	$0.14	$0.07

Vested RSUs and PSU’s have dividend rights identical to the Company’s Class A and Class B common stock and are treated as outstanding shares for purposes of computing basic and diluted earnings per share. Certain unvested RSUs and unvested PSUs are subject to performance conditions and are included in diluted earnings per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the Company’s 2013 Equity Incentive Plan if the end of the reporting period were the end of the contingency period. During the three months ended March 31, 2018, unvested PSU’s of 371,631 at the minimum performance target were not included in the computation of diluted loss per share since the shares would not be issuable under the terms of the Plan, if the end of the reporting period were the end of the contingency period and they would also be anti-dilutive. During the three months ended March 31, 2018, unvested RSU’s of 911,719 were not included in the computation of diluted loss per share because they would be anti-dilutive.

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

Consolidating Statement of Operations

Three Months Ended March 31, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$497.1	$377.9	$—	$875.0
Food and beverage	—	245.7	160.1	—	405.8
Other theatre	—	61.0	41.8	—	102.8
Total revenues	—	803.8	579.8	—	1,383.6
Operating costs and expenses
Film exhibition costs	—	260.7	165.8	—	426.5
Food and beverage costs	—	36.4	29.8	—	66.2
Operating expense, excluding depreciation and amortization	—	225.4	186.5	—	411.9
Rent	—	107.5	82.2	—	189.7
General and administrative:
Merger, acquisition and transaction costs	—	4.0	0.7	—	4.7
Other, excluding depreciation and amortization	—	26.3	17.9	—	44.2
Depreciation and amortization	—	69.8	60.7	—	130.5
Operating costs and expenses	—	730.1	543.6	—	1,273.7
Operating income	—	73.7	36.2	—	109.9
Other expense (income):
Equity in net (earnings) loss of subsidiaries	(21.3)	(23.3)	—	44.6	—
Other expense (income)	—	(0.2)	1.4	—	1.2
Interest expense:
Corporate borrowings	60.7	62.7	1.0	(62.7)	61.7
Capital and financing lease obligations	—	1.8	8.5	—	10.3
Non-cash NCM exhibitor service agreement	—	10.5	—	—	10.5
Equity in (earnings) loss of non-consolidated entities	—	10.1	(1.1)	—	9.0
Investment income	(57.1)	(10.3)	(0.5)	62.7	(5.2)
Total other expense (income)	(17.7)	51.3	9.3	44.6	87.5
Earnings before income taxes	17.7	22.4	26.9	(44.6)	22.4
Income tax provision	—	1.1	3.6	—	4.7
Net earnings	$17.7	$21.3	$23.3	$(44.6)	$17.7

Consolidating Statement of Operations

Three Months Ended March 31, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$501.9	$315.6	$—	$817.5
Food and beverage	—	249.9	147.7	—	397.6
Other theatre	—	42.1	24.2	—	66.3
Total revenues	—	793.9	487.5	—	1,281.4
Operating costs and expenses
Film exhibition costs	—	273.9	145.7	—	419.6
Food and beverage costs	—	33.6	26.2	—	59.8
Operating expense, excluding depreciation and amortization	—	220.1	136.3	—	356.4
Rent	—	123.3	67.1	—	190.4
General and administrative:
Merger, acquisition and transaction costs	—	40.3	(0.1)	—	40.2
Other, excluding depreciation and amortization	0.7	22.0	11.7	—	34.4
Depreciation and amortization	—	72.7	52.6	—	125.3
Operating costs and expenses	0.7	785.9	439.5	—	1,226.1
Operating income (loss)	(0.7)	8.0	48.0	—	55.3
Other expense (income):
Equity in net (earnings) loss of subsidiaries	(11.4)	(37.5)	—	48.9	—
Other expense (income)	—	(2.6)	—	—	(2.6)
Interest expense:
Corporate borrowings	50.6	48.3	0.6	(48.3)	51.2
Capital and financing lease obligations	—	2.0	8.8	—	10.8
Equity in earnings of non-consolidated entities	—	2.0	0.3	—	2.3
Investment income	(48.3)	(5.3)	(0.3)	48.3	(5.6)
Total other expense (income)	(9.1)	6.9	9.4	48.9	56.1
Earnings before income taxes	8.4	1.1	38.6	(48.9)	(0.8)
Income tax provision (benefit)	—	(10.3)	1.1	—	(9.2)
Net earnings	$8.4	$11.4	$37.5	$(48.9)	$8.4

Consolidating Statement of Comprehensive Loss

Three Months Ended March 31, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings	$17.7	$21.3	$23.3	$(44.6)	$17.7
Other comprehensive income (loss)
Equity in other comprehensive income (loss) of subsidiaries	10.5	15.7	—	(26.2)	—
Unrealized foreign currency translation adjustment, net of tax	—	(5.2)	16.9	—	11.7
Pension and other benefit adjustments:
Net loss arising during the period, net of tax	—	—	(1.2)	—	(1.2)
Equity method investees’ cash flow hedge:
Unrealized net holding gain arising during the period, net of tax	—	0.2	—	—	0.2
Realized net holding gain reclassified to equity in earnings of non-consolidated entities, net of tax	—	(0.2)	—	—	(0.2)
Other comprehensive income	10.5	10.5	15.7	(26.2)	10.5
Total comprehensive income	$28.2	$31.8	$39.0	$(70.8)	$28.2

Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$8.4	$11.4	$37.5	$(48.9)	$8.4
Other comprehensive income (loss)
Equity in other comprehensive income (loss) of subsidiaries	(1.9)	(2.2)	—	4.1	—
Unrealized foreign currency translation adjustment, net of tax	—	—	(2.2)	—	(2.2)
Pension and other benefit adjustments:
Amortization of net loss reclassified into general and administrative: others, net of tax	—	0.1	—	—	0.1
Marketable securities:
Unrealized holding gain arising during the period, net of tax	—	0.2	—	—	0.2
Other comprehensive income	(1.9)	(1.9)	(2.2)	4.1	(1.9)
Total comprehensive income (loss)	$6.5	$9.5	$35.3	$(44.8)	$6.5

Consolidating Balance Sheet

As of March 31, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and cash equivalents	$1.1	$62.7	$237.1	$—	$300.9
Restricted cash	—	—	11.6	—	11.6
Receivables, net	(0.4)	98.7	68.8	—	167.1
Assets held for sale	—	54.4	—	—	54.4
Other current assets	—	121.4	82.7	—	204.1
Total current assets	0.7	337.2	400.2	—	738.1
Investment in equity of subsidiaries	859.6	1,554.1	—	(2,413.7)	—
Property, net	—	1,574.8	1,516.5	—	3,091.3
Intangible assets, net	—	216.6	161.4	—	378.0
Intercompany advances	5,535.2	(3,461.9)	(2,073.3)	—	—
Goodwill	(2.1)	2,422.1	2,524.2	—	4,944.2
Deferred tax asset, net	—	—	96.9	(68.7)	28.2
Other long-term assets	5.3	345.8	154.8	—	505.9
Total assets	$6,398.7	$2,988.7	$2,780.7	$(2,482.4)	$9,685.7
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$304.3	$149.9	$—	$454.2
Accrued expenses and other liabilities	56.9	148.9	142.7	—	348.5
Deferred revenues and income	—	236.3	96.6	—	332.9
Current maturities of corporate borrowings and capital and financing lease obligations	13.8	11.6	61.2	—	86.6
Total current liabilities	70.7	701.1	450.4	—	1,222.2
Corporate borrowings	4,242.7	1.4	—	—	4,244.1
Capital and financing lease obligations	—	71.1	502.0	—	573.1
Exhibitor services agreement	—	575.0	—	—	575.0
Deferred tax liability, net	—	85.3	31.9	(68.7)	48.5
Other long-term liabilities	—	695.2	242.3	—	937.5
Total liabilities	4,313.4	2,129.1	1,226.6	(68.7)	7,600.4
Temporary equity	0.5	—	—	—	0.5
Stockholders’ equity	2,084.8	859.6	1,554.1	(2,413.7)	2,084.8
Total liabilities and stockholders’ equity	$6,398.7	$2,988.7	$2,780.7	$(2,482.4)	$9,685.7

Consolidating Balance Sheet

As of December 31, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and cash equivalents	$1.1	$85.0	$223.9	$—	$310.0
Restricted cash	—	—	8.3	—	8.3
Receivables, net	0.4	186.4	84.7	—	271.5
Assets held for sale	—	80.0	—	—	80.0
Other current assets	—	118.0	84.6	—	202.6
Total current assets	1.5	469.4	401.5	—	872.4
Investment in equity of subsidiaries	2,450.6	1,513.4	—	(3,964.0)	—
Property, net	—	1,591.1	1,525.4	—	3,116.5
Intangible assets, net	—	218.9	161.6	—	380.5
Intercompany advances	3,914.1	(1,893.3)	(2,020.8)	—	—
Goodwill	(2.1)	2,422.1	2,511.7	—	4,931.7
Deferred tax asset, net	—	—	97.6	(68.7)	28.9
Other long-term assets	5.8	326.5	143.6	—	475.9
Total assets	$6,369.9	$4,648.1	$2,820.6	$(4,032.7)	$9,805.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$373.7	$195.9	$—	$569.6
Accrued expenses and other liabilities	24.2	165.3	161.6	—	351.1
Deferred revenues and income	—	270.8	130.2	—	401.0
Current maturities of corporate borrowings and capital and financing lease obligations	13.8	11.8	62.1	—	87.7
Total current liabilities	38.0	821.6	549.8	—	1,409.4
Corporate borrowings	4,218.7	1.4	—	—	4,220.1
Capital and financing lease obligations	—	73.5	505.4	—	578.9
Exhibitor services agreement	—	530.9	—	—	530.9
Deferred tax liability, net	—	85.3	33.0	(68.7)	49.6
Other long-term liabilities	—	684.8	219.0	—	903.8
Total liabilities	4,256.7	2,197.5	1,307.2	(68.7)	7,692.7
Temporary equity	0.8	—	—	—	0.8
Stockholders’ equity	2,112.4	2,450.6	1,513.4	(3,964.0)	2,112.4
Total liabilities and stockholders’ equity	$6,369.9	$4,648.1	$2,820.6	$(4,032.7)	$9,805.9

Consolidating Statement of Cash Flows

Three Months Ended March 31, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by operating activities	$46.8	$81.1	$37.5	$—	$165.4
Cash flows from investing activities:
Capital expenditures	—	(58.5)	(48.8)	—	(107.3)
Proceeds from disposition of long-term assets	—	0.2	3.6	—	3.8
Investments in non-consolidated entities, net	—	(10.7)	—	—	(10.7)
Other, net	—	(0.9)	0.3	—	(0.6)
Net cash used in investing activities	—	(69.9)	(44.9)	—	(114.8)
Cash flows from financing activities:
Principal payments under Term Loan	(3.5)	—	—	—	(3.5)
Principal payments under capital and financing lease obligations	—	(2.5)	(15.4)	—	(17.9)
Cash used to pay dividends	(25.8)	—	—	—	(25.8)
Taxes paid for restricted unit withholdings	(1.7)	—	—	—	(1.7)
Purchase of treasury stock	(13.5)	—	—	—	(13.5)
Change in intercompany advances	(27.5)	(5.5)	33.0	—	—
Net cash provided by (used in) financing activities	(72.0)	(8.0)	17.6	—	(62.4)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	25.2	(25.5)	6.3	—	6.0
Net decrease in cash and cash equivalents and restricted cash	—	(22.3)	16.5	—	(5.8)
Cash and cash equivalents and restricted cash at beginning of period	1.1	85.0	232.2	—	318.3
Cash and cash equivalents and restricted cash at end of period	$1.1	$62.7	$248.7	$—	$312.5

Consolidating Statement of Cash Flows

Three Months Ended March 31, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by operating activities	$29.8	$43.1	$99.6	$—	$172.5
Cash flows from investing activities:
Capital expenditures	—	(121.9)	(39.4)	—	(161.3)
Acquisition of Nordic, net of cash acquired	—	(654.9)	70.5	—	(584.4)
Acquisition of Carmike, net of cash acquired	—	—	0.1	—	0.1
Proceeds from disposition of long-term assets	—	0.5	3.5	—	4.0
Investments in non-consolidated entities, net	—	(0.3)	—	—	(0.3)
Other, net	—	(1.6)	—	—	(1.6)
Net cash used in (provided by) investing activities	—	(778.2)	34.7	—	(743.5)
Cash flows from financing activities:
Proceeds from the issuance of Senior Subordinated Sterling Notes due 2024	327.8	—	—	—	327.8
Proceeds from the issuance of Senior Subordinated Notes due 2027	475.0	—	—	—	475.0
Payment of Nordic SEK Term Loan	(144.4)	—	—	—	(144.4)
Payment of Nordic EUR Term Loan	(169.5)	—	—	—	(169.5)
Net proceeds from equity offering	617.5	—	—	—	617.5
Principal payment of Bridge Loan due 2017	(350.0)	—	—	—	(350.0)
Principal payments under Term Loan	(2.2)	—	—	—	(2.2)
Principal payments under capital and financing lease obligations	—	(2.3)	(17.4)	—	(19.7)
Cash used to pay deferred financing costs	(27.5)	—	—	—	(27.5)
Cash used to pay dividends	(26.2)	—	—	—	(26.2)
Taxes paid for restricted unit withholdings	(6.5)	—	—	—	(6.5)
Change in intercompany advances	(716.7)	738.6	(21.9)	—	—
Net cash provided by (used) in financing activities	(22.7)	736.3	(39.3)	—	674.3
Effect of exchange rate changes on cash and cash equivalents and restricted cash	9.1	(6.9)	0.7	—	2.9
Net decrease in cash and cash equivalents and restricted cash	16.2	(5.7)	95.7	—	106.2
Cash and cash equivalents and restricted cash at beginning of period	3.0	94.7	132.5	—	230.2
Cash and cash equivalents and restricted cash at end of period	$19.2	$89.0	$228.2	$—	$336.4

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

•limitations on the availability of capital may prevent us from deploying strategic initiatives and continue our share repurchase program;

•certain covenants in the agreements that govern our indebtedness may limit our ability to take advantage of certain business opportunities;

•our ability to achieve expected synergies, benefits and performance from our recent strategic theatre acquisitions and strategic initiatives;

•our ability to comply with, and the effects of, a settlement we entered into with the United States Department of Justice pursuant to which we agreed to divest our holdings in NCM;

•our ability to refinance our indebtedness on terms favorable to us;

•optimizing our theatre circuit through new construction and the transformation of our existing theatres may be subject to delay and unanticipated costs;

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

•our investment and equity in loss from NCM may be negatively impacted by the competitive environment in which NCM operates and by the risks associated with its strategic initiatives;

•risks relating to unexpected costs or unknown liabilities relating to recently completed acquisitions;

•risks relating to the incurrence of legal liability, including costs associated with recently filed securities class action lawsuits;

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

•increased costs in order to comply or resulting from failure to comply with governmental regulation, including the General Data Protection Regulation (“GDPR”) and the impact of governmental investigations concerning potentially anticompetitive conduct, including film clearances and partnering with other major exhibitors in joint ventures; and

•we may not generate sufficient cash flows or have sufficient restricted payment capacity under our Senior Secured Credit Facility or the indentures governing our debt securities to pay our intended dividends on our Class A and Class B common stock.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative but not exhaustive. In addition, new risks and uncertainties may arise from time to time. Accordingly, all forward-looking statements should be evaluated with an understanding of their inherent uncertainty.

Readers are urged to consider these factors carefully in evaluating the forward-looking statements. For further information about these and other risks and uncertainties as well as strategic initiatives, see Item 1A. “Risk Factors” and Item 1. “Business” in our Annual Report on Form 10–K for the year ended December 31, 2017 and our other public filings.

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

Our theatrical exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs® customer frequency membership program, rental of theatre auditoriums, income from gift card and exchange ticket sales, on-line ticketing fees and arcade games located in theatre lobbies. As of March 31, 2018, we owned, operated or had interests in 1,008 theatres and 11,071 screens.

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

AMC Movie Screens

During the three months ended March 31, 2018, we opened two new theatres with a total of 23 screens, acquired two theatres with 22 screens, permanently closed 90 screens, temporarily closed 113 screens and reopened 60 screens to implement our strategy to install consumer experience upgrades.

As of March 31, 2018, we had 5,443 3D enabled screens, including 209 IMAX®, and 99 Premium Large Format (“PLF”) screens; approximately 49% of our screens were 3D enabled screens, including IMAX® 3D enabled screens, and approximately 2% of our screens were IMAX® 3D enabled screens. The following table identifies the upgrades to our theatre circuit during the periods indicated:

	Number of	Number of
	Screens As of	Screens As of
Format	March 31, 2018	December 31, 2017
Digital	11,071	11,169
3D enabled	5,443	5,471
IMAX® (3D enabled)	209	209
Dolby CinemaTM at AMC	96	89
Other PLF (3D enabled)	99	99
Dine-in theatres	441	430
Premium seating	2,726	2,631

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

As of March 31, 2018, AMC is the largest IMAX® exhibitor in the U.S. with a 51% market share, and each of our IMAX® local installations is protected by geographic exclusivity. As of March 31, 2018, our IMAX® screen count is 100% greater than our closest competitor. We believe that we have had considerable success with our IMAX® partnership.

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

As of March 31, 2018, we have 96 fully operational Dolby Cinema™ at AMC screens in the U.S. In August 2016, we announced the acceleration of our Dolby Cinema™ at AMC deployment. We expect to have 128 Dolby Cinema™ at AMC screens operational by the end of 2018.

Prime at AMC. We believe there is considerable opportunity to add a private label PLF format in many of our locations, with superior sight and sound technology and enhanced seating as contrasted with our traditional auditoriums. This proprietary PLF auditorium offers an enhanced theatrical experience for movie-goers beyond our current core theatres, at a lower price premium when higher prices for IMAX® and/or Dolby Cinema™ at AMC might not be feasible. Therefore, it may be especially relevant in smaller or more price sensitive markets.

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

As of March 31, 2018, we now feature recliner seating in approximately 278 theatres, including Dine-in-Theatres, totaling approximately 2,726 screens. By the end of 2018, we expect to convert an additional 573 screens to recliner seating.

Rebalancing of the new supply-demand relationship created by recliner seating presents us two further opportunities to improve customer convenience and maximize operating results: open-source internet ticketing and reserved seating.

Open-source internet ticketing makes our AMC seats (over 1.2 million) in all our U.S. theatres and auditoriums for all our showtimes as available as possible, on as many websites as possible. This is a significant departure from the years prior to 2012, when tickets to any one of our theatres were only available on one website. We most recently deployed new technology by partnering with Atom Tickets to allow guests to utilize Atom’s mobile movie ticketing platform to purchase our tickets. Atom’s technology allows movie-goers to check movie reviews and AMC show times, coordinate movie outings among friends while allowing them to pay separately, and pre-pay for food and beverage items. Our tickets are currently on sale over the internet, directly or through mobile apps, at our own website and app, Movietickets.com, Flixster, and Atom Tickets. We believe increased online access is important because it captures customers’ purchase intent more immediately and directly than if we wait for their arrival at the theatre box office to make a purchase. Carefully monitoring internet pre-sales also lets us adjust capacity in real time, moving movies that are poised to over perform to larger capacity auditoriums or adding additional auditoriums, thereby maximizing yield.

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

To address recent consumer trends, we are expanding our menu of enhanced food and beverage products to include made-to-order drinks and meals, customized coffee, healthy snacks, premium beers, wine and mixed drinks, flatbread pizzas, more varieties of hot dogs, four flavors of popcorn and other menu items. We plan to invest across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage design improvements to the development of new dine-in theatre options. The costs of these conversions in some cases are partially covered by investments from the theatre landlord. We currently operate 30 Dine-In Theatres that deliver chef-inspired menus with seat-side or delivery service to luxury recliners with tables. Our recent Dine-In Theatre concepts are designed to capitalize on the latest food service trend, the fast casual eating experience.

Coca Cola Freestyle® puts customers in charge with over 100 drink flavor options in a technologically advanced compact footprint. Our operational excellence and history of innovation rewarded us with first-mover advantage on this new technology, which, as of March 31, 2018, was deployed in substantially all of our AMC theatres.

AMC Stubs®

AMC Stubs® is a customer loyalty program for our U.S. markets which allows members to earn rewards, receive discounts and participate in exclusive members-only offerings and services. It features both a traditional paid tier called AMC Stubs PremiereTM and a new non-paid tier called AMC Stubs InsiderTM. Both programs reward loyal guests for their patronage of AMC Theatres. The AMC Stubs InsiderTM tier rewards guests for simply coming to the movies and benefits include free refills on certain food items, discount ticket offers, a birthday gift and 20 reward points earned for every dollar spent. For a $15 annual membership fee, AMC Stubs PremiereTM members enjoy express service with specially marked shorter lines at the box office and concession stand, free size upgrades on certain food and beverage items, discount ticket offers, a birthday gift, discounted online ticketing fees and 100 points for every dollar spent. Some of the rewards earned are redeemable on future purchases at AMC locations.

As of March 31, 2018, we had 12,867,000 member households in the AMC Stubs® program. AMC Stubs® members represented approximately 29% of AMC U.S. markets attendance during the three months ended March 31, 2018, driving an average 180% higher total gross revenue versus non-members. We believe movie-goers want to be recognized and rewarded for attending our theatres and as a result, our new AMC Stubs® program is designed to strengthen guest loyalty, attract new guests and drive additional return visits. Our much larger database of identified movie-goers also provides us with additional insight into our customers’ movie preferences, and this enables us to have both a larger and a more targeted marketing effort to support our Hollywood studio partners.

The portion of the admissions and food and beverage revenues attributed to the rewards is deferred as a reduction of admissions and food and beverage revenues and is allocated between admissions and food and beverage revenues based on expected member redemptions.

Upon redemption, deferred rewards are recognized as revenues along with associated cost of goods. Prior to

January 1, 2018, rewards for expired memberships were forfeited based upon specified periods of inactivity of the membership and recognized as admissions or food and beverage revenues. As of January 1, 2018, we changed our method for recognizing forfeited rewards from the remote method to the proportional method, where we estimate point breakage in assigning value to the points at the time of sale based on historical trends. The program’s annual membership fee is allocated to the material rights for discounted or free products and services and is initially deferred, net of estimated refunds, and recognized as the rights are redeemed based on estimated utilization, over the one-year membership period in admissions, food and beverage, and other revenues. A portion of the revenues related to a material right are deferred as a virtual rewards performance obligation using the relative standalone selling price method and are recognized as the rights are redeemed or expire.

The following tables reflect AMC Stubs® activity during the three months ended March 31, 2018:

			AMC Stubs® Revenue for
			Three Months Ended March 31, 2018
	Deferred			Food and		Other Theatre
	Membership	Deferred	Admissions	Beverage	Ticketing	Revenues
(In millions)	Fees	Rewards	Revenues	Revenues	Revenues	(Membership Fees)
Balance, December 31, 2017	$15.8	$26.4
Cumulative effect of ASC 606	—	(3.3)
Membership fees received	7.7	—	$—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	7.4	(7.4)	—	—	—
Food and beverage	—	9.7	—	(9.7)	—	—
Rewards redeemed:
Admissions	—	(6.2)	6.2	—	—	—
Food and beverage	—	(9.2)	—	9.2	—	—
Amortization of deferred revenue	(7.3)	—	0.9	1.7	0.9	3.8
For the period ended or balance as of March 31, 2018	$16.2	$24.8	$(0.3)	$1.2	$0.9	$3.8

The following tables reflect AMC Stubs® activity during the three months ended March 31, 2017:

			AMC Stubs® Revenue for
			Three Months Ended March 31, 2017
	Deferred			Food and		Other Theatre
	Membership	Deferred	Admissions	Beverage	Ticketing	Revenues
(In millions)	Fees	Rewards	Revenues	Revenues	Revenues	(Membership Fees)
Balance, December 31, 2016	$12.5	$23.3
Membership fees received	6.6	—	$—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	6.6	(6.6)	—	—	—
Food and beverage	—	9.1	—	(9.1)	—	—
Rewards redeemed:
Admissions	—	(5.9)	5.9	—	—	—
Food and beverage	—	(8.0)	—	8.0	—	—
Amortization of deferred revenue	(6.1)	—	0.7	1.5	0.7	3.2
For the period ended or balance as of March 31, 2017	$13.0	$25.1	$—	$0.4	$0.7	$3.2

Significant Events

Critical Accounting Policies – Income Taxes

In the fourth quarter of calendar 2017, we recorded the impact of the change in the U.S. enacted federal income tax rate from 35% to 21% which reduced our deferred tax assets. During the fourth quarter and in connection with the preparation of our 2017 financial statements, we also determined that realization of our deferred tax assets in the U.S. tax jurisdictions was not more likely than not, primarily as a result of cumulative net losses recorded for three years and we recorded a full valuation allowance for our deferred tax assets in U.S. tax jurisdictions. As a result of the change in enacted tax rate and recording a full valuation allowance for our deferred tax assets in U.S. tax jurisdictions, we recorded a charge to income tax provision in the fourth quarter of approximately $310 million. See Note 7 – Income Taxes in the Notes to Consolidated Financial Statements under Part I, hereof for further information.

Critical Accounting Policies – Goodwill

We evaluate goodwill for impairment annually as of the beginning of the fourth fiscal quarter or more frequently as specific events or circumstances dictate. A decline in our common stock price and the resulting impact on market capitalization is one of several qualitative factors we consider when making this evaluation. Based on declines in the trading price of our Class A common stock, we performed an interim goodwill impairment test as of September 30,  2017. We performed a qualitative assessment as of December 31, 2017 and March 31, 2018. We considered the potential for changes in the inputs utilized in our prior quantitative analyses as of September 30, 2017 and our actual cashflows from September 30, 2017 through March 31, 2018 which met or exceeded our projections of cashflows for our three reporting units and concluded there were no triggering events requiring a step 1 goodwill impairment analysis as of March 31, 2018.

The following table sets forth the historical closing prices per share of our Class A common stock for the calendar periods indicated:

Closing
Date	Price Per Share
January 31, 2017	$33.75
February 28, 2017	31.35
March 31, 2017	31.45
April 28, 2017	30.30
May 31, 2017	22.50
June 30, 2017	22.75
July 31, 2017	20.40
August 31, 2017	13.40
September 29, 2017	14.70
October 31, 2017	13.90
November 30, 2017	14.25
December 31, 2017	15.10
January 31, 2018	12.80
February 28, 2018	15.00
March 31, 2018	14.05
April 30, 2018	17.45
May 4, 2018	16.30

If the market price of our common stock remains at current levels or further declines from current levels, or if other events or circumstances change that would more likely than not reduce the fair value of our reporting units below their respective carrying value, all or a portion of our goodwill may be impaired in future periods.  Examples of such adverse events or circumstances that could change include (i) an adverse change in macroeconomic conditions; (ii)

increased cost factors that have a negative effect on our earnings and cash flows; (iii) negative or overall declining financial performance compared with our actual and projected results of relevant prior periods; and (iv) a sustained decrease in our share price.  Any impairment charges that we may take in the future could be material to our results of operations and financial condition. We have observed closing prices per share of our common stock in excess of our $16.28 carrying value per share subsequent to March 31, 2018.

We determined fair value of our three reporting units (Domestic Theatres, Odeon Theatres and Nordic Theatres) for our September 30, 2017 quantitative analysis by using an enterprise valuation methodology and an equally weighted combination of the income approach which utilizes discounted cash flows and the market approach which utilizes market comparable multiples of cash flows.  There was considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in estimating fair value, which are classified as Level 3 in the fair value hierarchy. The income approach provides an estimate of fair value by measuring estimated annual cash flows over a discrete projection period and applying a present value discount rate to the cash flows. The present value of the cash flows is then added to the present value equivalent of the residual value of the business to arrive at an estimated fair value of the reporting units. The residual value represents the present value of the projected cash flows beyond the discrete projection period. The discount rates were determined using a rate of return deemed appropriate for the risk of achieving the projected cash flows. The market approach used cash flow multiples based on a comparison of growth and profitability of the reporting units and publicly traded peer companies and a 25% control premium based on analysis of comparable transactions.

We have considered the potential for changes in the inputs utilized in our prior quantitative analysis as of September 30, 2017.  The tax reform enacted in December 2017 would affect our estimation of future cash flows and weighted average cost of capital. As an example, the weighted average cost of capital increases to 9.0% for our Domestic Theatres, due to the change in tax rates because there is less of an interest deduction which increases our cost of debt and also causes our cost of equity to increase slightly as betas are relevered at the new tax rate. However, the higher discount rate would be applied to higher levels of cash flows in the income approach. Other than the change in tax rate for our Domestic Theatres, there were no changes to our weighted average cost of capital for our Domestic Theatres, Odeon Theatres or Nordic Theatres based on information as of March 31, 2018. We have also observed improvements to cash flow multiples utilized for the market approach for our Domestic Theatres which have increased from 7.5x to 8.0x, for our Odeon Theatres which have increased from 10.0x to 11.0x and our Nordic Theatres which have increased from 11.0x to 12.0x.

NCM.  As of March 31, 2018, we held-for-sale 9,492,820 common units of NCM and 1,000,000 common shares of NCM, Inc. which must be sold by December 20, 2018 to comply with the DOJ final judgment.  We recorded in the line item, Equity in loss of non-consolidated entities, a lower of carrying value or fair value impairment charge of $16.0 million during the three months ending March 31, 2018, to reduce the carrying value of our held-for-sale interests in NCM common units and NCM, Inc. common shares to Level 1 fair value as of March 31, 2018. The impairment charge reflects recording our held-for-sale units and shares at the publicly quoted per share price on March 31, 2018 of $5.19.

The carrying value of our remaining 11,984,660 NCM common units exceeded the fair value by approximately $18.0 million as of March 31, 2018 based on a March 31, 2018 closing price for NCM, Inc. common stock of $5.19 per share. Should the market value of our investment in NCM further decline below our carrying value of $6.68,  an impairment may be warranted on the remaining 11,984,660 common units of NCM if so deemed to be an other- than-temporary decline. We believe the decline in fair value as of March 31, 2018 is considered to be temporary given the short period of duration of the decline (one month). We have observed closing prices of NCM, Inc. during March 2018 higher than $6.68 per share, which is our carrying value as of March 31, 2018.

Dividends.  The following is a summary of dividends and dividend equivalents declared to stockholders:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 28, 2018	March 12, 2018	March 26, 2018	$0.20	$26.0
February 14, 2017	March 13, 2017	March 27, 2017	0.20	26.2
April 27, 2017	June 5, 2017	June 19, 2017	0.20	26.5
August 3, 2017	September 11, 2017	September 25, 2017	0.20	26.5
October 27, 2017	December 4, 2017	December 18, 2017	0.20	25.9

During the three months ended March 31, 2018 and March 31, 2017, we paid dividends and dividend equivalents of $25.8 million and $26.2 million, respectively. As of March 31, 2018, we accrued $0.6 million for the remaining unpaid dividends.

On May 3, 2018, we declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on June 25, 2018 to stockholders of record on June 11, 2018.

Stock Repurchases.  On August 3, 2017, we announced that our Board of Directors had approved a $100.0 million share repurchase program to repurchase our Class A common stock over a two-year period.

Repurchases may be made at management's discretion from time to time through open-market transactions including block purchases, through privately negotiated transactions, or otherwise over the next two years in accordance with all applicable securities laws and regulations. The extent to which AMC repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements, and other corporate considerations, as determined by AMC’s management team. Repurchases may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when our management might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate us to repurchase any minimum dollar amount or number of shares and may be suspended for periods or discontinued at any time. During the three months ended March 31, 2018, we did not repurchase shares of Class A common stock. As of March 31, 2018, we had $52.5 million remaining available for repurchases under this plan.

Nordic Acquisition.  On March 28, 2017, we completed the acquisition of Nordic Cinema Group. As such, four days of Nordic financial results are included in the Management’s Discussion and Analysis for the three months ended March 31, 2017, while three months of Nordic financial results are included for the three months ended March 31, 2018.

Operating Results

The following table sets forth our consolidated revenues, operating costs and expenses.

	Three Months Ended
(In millions)	March 31, 2018	March 31, 2017	% Change
Revenues
Admissions	$875.0	$817.5	7.0%
Food and beverage	405.8	397.6	2.1%
Other theatre	102.8	66.3	55.1%
Total revenues	$1,383.6	$1,281.4	8.0%
Operating Costs and Expenses
Film exhibition costs	$426.5	$419.6	1.6%
Food and beverage costs	66.2	59.8	10.7%
Operating expense, excluding depreciation and amortization below	411.9	356.4	15.6%
Rent	189.7	190.4	(0.4)%
General and administrative:
Merger, acquisition and transaction costs	4.7	40.2	(88.3)%
Other, excluding depreciation and amortization below	44.2	34.4	28.5%
Depreciation and amortization	130.5	125.3	4.2%
Operating costs and expenses	1,273.7	1,226.1	3.9%
Operating income	109.9	55.3	* %
Other expense (income):
Other (income) expense	1.2	(2.6)	* %
Interest expense:
Corporate borrowings	61.7	51.2	20.5%
Capital and financing lease obligations	10.3	10.8	(4.6)%
Non-cash NCM exhibitor service agreement	10.5	—	* %
Equity in loss of non-consolidated entities (1)	9.0	2.3	* %
Investment (income) expense	(5.2)	(5.6)	(7.1)%
Total other (income) expense	87.5	56.1	56.0%
Earnings (loss) before income taxes	22.4	(0.8)	* %
Income tax provision (benefit)	4.7	(9.2)	* %
Net earnings	$17.7	$8.4	* %

(1)	Equity in loss of non-consolidated entities includes a lower of cost or fair value impairment of our held-for-sale investment in NCM of $16.0 million for the three months ended March 31, 2018.

*     Percentage change in excess of 100%

	Three Months Ended
	March 31, 2018	March 31, 2017
Operating Data:
Screen additions	23	19
Screen acquisitions	22	683
Screen dispositions	90	17
Construction openings (closures), net	(53)	4
Average screens (1)	10,790	10,434
Number of screens operated	11,071	11,247
Number of theatres operated	1,008	1,027
Screens per theatre	11.0	11.0
Attendance (in thousands) (1)	90,932	93,354

(1)	Includes consolidated theatres only and excludes screens offline due to construction.

Segment Operating Results

The following table sets forth our revenues, operating costs and expenses by reportable segment.

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
(In millions)	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Revenues
Admissions	$604.7	$619.3	$270.3	$198.2	$875.0	$817.5
Food and beverage	311.5	325.7	94.3	71.9	405.8	397.6
Other theatre	65.9	47.1	36.9	19.2	102.8	66.3
Total revenues	982.1	992.1	401.5	289.3	1,383.6	1,281.4
Operating Costs and Expenses
Film exhibition costs	316.2	336.9	110.3	82.7	426.5	419.6
Food and beverage costs	44.3	43.3	21.9	16.5	66.2	59.8
Operating expense	281.9	272.7	130.0	83.7	411.9	356.4
Rent	133.2	148.5	56.5	41.9	189.7	190.4
General and administrative expense:
Merger, acquisition and transaction costs	4.0	40.2	0.7	—	4.7	40.2
Other	26.4	22.7	17.8	11.7	44.2	34.4
Depreciation and amortization	94.1	96.7	36.4	28.6	130.5	125.3
Operating costs and expenses	900.1	961.0	373.6	265.1	1,273.7	1,226.1
Operating income	82.0	31.1	27.9	24.2	109.9	55.3
Other expense (income):
Other (income) expense	(0.2)	(2.6)	1.4	—	1.2	(2.6)
Interest expense:
Corporate borrowings	60.7	50.6	1.0	0.6	61.7	51.2
Capital and financing lease obligations	4.6	5.2	5.7	5.6	10.3	10.8
Non-cash NCM exhibitor service agreement	10.5	—	—	—	10.5	—
Equity in loss of non-consolidated entities	10.3	2.3	(1.3)	—	9.0	2.3
Investment income	(5.1)	(5.3)	(0.1)	(0.3)	(5.2)	(5.6)
Total other expense	80.8	50.2	6.7	5.9	87.5	56.1
Earnings (loss) before income taxes	1.2	(19.1)	21.2	18.3	22.4	(0.8)
Income tax provision (benefit)	1.1	(10.3)	3.6	1.1	4.7	(9.2)
Net earnings (loss)	$0.1	$(8.8)	$17.6	$17.2	$17.7	$8.4

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Segment Operating Data:
Screen additions	9	9	14	10	23	19
Screen acquisitions	14	—	8	683	22	683
Screen dispositions	81	8	9	9	90	17
Construction openings (closures), net	(30)	4	(23)	—	(53)	4
Average screens (1)	8,096	8,163	2,694	2,271	10,790	10,434
Number of screens operated	8,136	8,298	2,935	2,949	11,071	11,247
Number of theatres operated	642	660	366	367	1,008	1,027
Screens per theatre	12.7	12.6	8.0	8.0	11.0	11.0
Attendance (in thousands) (1)	61,856	66,822	29,076	26,532	90,932	93,354

(1)	Includes consolidated theatres only and excludes screens offline due to construction.

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

Adjusted EBITDA increased by $26.8 million or 10.7% during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Adjusted EBITDA in U.S. markets increased by $10.4 million or 5.3% primarily due to decreases in rent expense related to a lease modification during the three months ended March 31, 2018, offset by declines in attendance. Adjusted EBITDA in international markets increased $16.4 million or 30.9% primarily due to increases in attendance from the Nordic acquisition, improvements in foreign currency translation rates, offset by declines in attendance at Odeon.

The following tables set forth our Adjusted EBITDA by reportable operating segment and our reconciliation of Adjusted EBITDA:

	Three Months Ended
Adjusted EBITDA (In millions)	March 31, 2018	March 31, 2017
U.S. markets (1)	$208.4	$198.0
International markets	69.5	53.1
Total Adjusted EBITDA	$277.9	$251.1

(1)	Distributions from NCM are reported entirely within the U.S. markets segment.

	Three Months Ended
(In millions)	March 31, 2018	March 31, 2017
Net earnings	$17.7	$8.4
Plus:
Income tax provision (benefit)	4.7	(9.2)
Interest expense	82.5	62.0
Depreciation and amortization	130.5	125.3
Certain operating expenses (1)	3.7	5.4
Equity in loss of non-consolidated entities (2)	9.0	2.3
Cash distributions from non-consolidated entities (3)	24.3	24.4
Attributable EBITDA (4)	2.0	—
Investment income	(5.2)	(5.6)
Other expense (income) (5)	1.2	(2.2)
General and administrative — unallocated:
Merger, acquisition and transaction costs (6)	4.7	40.2
Stock-based compensation expense (7)	2.8	0.1
Adjusted EBITDA	$277.9	$251.1

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

(2)

Equity in loss of non-consolidated entities includes a lower of carrying value or fair value impairment loss of the held-for sale portion of our investment in NCM of $16.0 million for the three months ended March 31, 2018. The impairment charge reflects recording our held-for-sale units and shares at the publicly quoted per share price on March 31, 2018 of $5.19. Equity in loss of non-consolidated entities also includes a loss on the surrender (disposition) of a portion of our investment in NCM of $1.1 million during the three months ended March 31, 2018.

(3)

Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. We believe including cash distributions is an appropriate reflection of the contribution of these investments to our operations.

(4)

Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain international markets. See below for a reconciliation of our equity loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where we hold a significant market share, we believe attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. We also provide services to these theatre operators including information technology systems, certain on-screen advertising services and our gift card and package ticket program. As these investments relate only to our Nordic acquisition, the second quarter of 2017 represents the first time we made this adjustment and does not impact prior historical presentations of Adjusted EBITDA.

	Three Months Ended
(In millions)	March 31, 2018	March 31, 2017
Equity in loss of non-consolidated entities	$9.0	$—
Less:
Equity in loss of non-consolidated entities excluding international theatre JV's	10.3	—
Equity in earnings of International theatre JV's	1.3	—
Depreciation and amortization	0.7	—
Attributable EBITDA	$2.0	$—

(5)

Other income for the three months ended March 31, 2018 includes $1.6 million financing related foreign currency transaction losses, partially offset by $0.4 million forward foreign currency contract gains.

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

International Segment Information

We acquired Nordic on March 28, 2017 and our results of operations include Nordic from the acquisition date forward.

Results of Operations— For the Three Months Ended March 31, 2018 and March 31, 2017

Consolidated Results of Operations

Revenues.  Total revenues increased 8.0% or $102.2 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Admissions revenues increased 7.0%, or $57.5 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to the Nordic acquisition and a  9.9% increase in average ticket price, partially offset by a 2.6% decrease in attendance. The increase in average ticket price was primarily due to strategic pricing initiatives put in place over the last year, improvements in the popularity of IMAX and other PLF premium content and improvements in foreign currency translation rates. The decrease in attendance was primarily due to the popularity of films (for U.S. markets and International markets) released in the quarter as compared to the same period a year ago as well as temporary screen closures for theatre refurbishments and increased competition in international markets, partially offset by the Nordic acquisition. Total admissions revenues were decreased by rewards redeemed, net of deferrals of $0.3 million and were decreased by rewards redeemed, net of deferrals of $0 related to rewards accumulated under AMC Stubs® during the three months ended March 31, 2018 and March 31, 2017, respectively. The rewards accumulated under AMC Stubs® are deferred and recognized in future periods upon redemption or expiration of customer rewards.

Food and beverage revenues increased 2.1%, or $8.2 million, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to the Nordic acquisition and a 4.8% increase in food and beverage revenues per patron, partially offset by a decrease in attendance of 2.6%. Food and beverage revenues per patron increased as a result of our food and beverage initiatives including our Feature Fare menu, price increases and improvements in foreign currency translation rates. Total food and beverage revenues were increased by rewards redeemed, net of deferrals, of $1.2 million and were increased by rewards redeemed, net of deferrals, of $0.4 million related to rewards accumulated under AMC Stubs® during the three months ended March 31, 2018 and March 31, 2017, respectively.

Total other theatre revenues increased 55.1%, or $36.5 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to the Nordic acquisition and gross up for third party ticket fees of $6.0 million and increases from non-cash NCM ESA interest of $10.5 million, offset by a  $3.8 million reduction in NCM ESA principal amortization. See Note 1 – Basis of Presentation for a further discussion of the increases in other revenues related to ASC 606.

Operating costs and expenses.  Operating costs and expenses increased 3.9%, or $47.6 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Film exhibition costs increased 1.6%, or $6.9 million, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 48.7% for the three months ended March 31, 2018 and 51.3% for the three months ended March 31, 2017. Film exhibition costs as a percentage of admissions revenues in our International markets are much lower than in our U.S. markets.

Food and beverage costs increased 10.7%, or $6.4 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. As a percentage of food and beverage revenues, food and beverage costs were 16.3% for the three months ended March 31, 2018 and 15.0% for the three months ended March 31, 2017 due to the Nordic acquisition where food and beverage costs as a percentage of food and beverage revenues are much higher in our International markets than in our U.S. markets. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. Food and beverage gross profit per patron increased 3.2% and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 29.8% for the three months ended March 31, 2018 and 27.8% for the three months ended March 31, 2017. Rent expense decreased 0.4%, or $0.7 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to the modification of a theatre lease in the U.S. markets which reduced rent expense by $24.2 million, offset by increases in rent in International markets due to the Nordic acquisition and improvements in foreign currency translation rates.

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $4.7 million during the three months ended March 31, 2018 compared to $40.2 million during the three months ended March 31, 2017, primarily due to expenses incurred in connection with the Carmike, Odeon and Nordic acquisitions. The merger, acquisition and transaction costs are a corporate function primarily recorded in the U.S. markets operating segment.

Other.  Other general and administrative expense increased $9.8 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to the acquisition of Nordic and increases in stock-based compensation expense.

Depreciation and amortization.  Depreciation and amortization increased $5.2 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to the increase in depreciable assets resulting from the acquisition of Nordic, as well as capital expenditures of $103.5 million during the three months ended March 31, 2018, and $626.8 million during the year ended December 31, 2017.

Other Expense (Income):

Other expense.  Other expense of $1.2 million during the three months ended March 31, 2018 is primarily due to $1.6 million financing related foreign currency transaction losses, partially offset by $0.4 million forward foreign currency contract gains. During the three months ended March 31, 2017, other income included a foreign currency transaction gain of $2.7 million, a $0.4 million recovery for business interruption, offset by a $0.4 million loss on the repayment of the Bridge Loan Facility.

Interest expense.  Interest expense increased $20.5 million to $82.5 million for the three months ended March 31, 2018 compared to $62.0 million the three months ended March 31, 2017 primarily due to a non-cash NCM ESA expense of $10.5 million recorded due to adoption of ASC 606 – Revenue Recognition, that required us to reflect an interest component for our long-term performance obligation. On March 17, 2017, we issued $475.0 million of our 6.125% Notes due 2027 and £250.0 million ($313.4 million) of our 6.375% Sterling Notes due 2024.

Equity in losses of non-consolidated entities.  Equity in losses of non-consolidated entities were $9.0 million for the three months ended March 31, 2018 compared to equity losses of $2.3 million for the three months ended March 31, 2017. The loss for the three months ended March 31, 2018 includes a $16.0 million lower of carrying value or fair value impairment loss on 9,492,820 NCM units and 1,000,000 NCM, Inc. common shares held-for-sale and a $1.1 million loss on the return of 915,150 NCM units as a part of the annual common unit adjustment under the NCM ESA.

Investment income.  Investment income was $5.2 million for the three months ended March 31, 2018 compared to investment income of $5.6 million for the three months ended March 31, 2017. Investment income includes payments received related to the NCM tax receivable agreement of $5.4 million and $5.5 million for the quarters ended March 31, 2018 and March 31, 2017, respectively.

Income tax (benefit) provision.  The income tax provision was $4.7 million for the three months ended March 31, 2018 and income tax benefit was $9.2 million for the three months ended March 31, 2017. Our effective tax rate decreased significantly primarily due to the inclusion of the Nordic acquisition entities in the three months ended March 31, 2018 results, and the impact of significant discrete tax benefits related to excess tax benefits recognized under ASU No 2016-09 - Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”) recognized during the three months ended March 31, 2017. See Note 7 – Income Taxes of the Notes to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings.  Net earnings were $17.7 million and $8.4 million during the three months ended March 31, 2018 and March 31, 2017, respectively. Net earnings during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 were positively impacted by lower merger, acquisition and transaction costs, a $24.2 million rent reduction due to a lease modification, the Nordic acquisition, improvements in foreign currency translation rates, as well as the increase in average ticket price, food and beverage per patron, offset by declines in attendance, increases depreciation and amortization expense, interest expense, equity in losses of non-consolidated entities, income tax provision and general and administrative expense (other).

Theatrical Exhibition–U.S. Markets

Revenues.  Total revenues decreased 1.0% or $10.0 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Admissions revenues decreased 2.4%, or $14.6 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to a 7.4% decrease in attendance partially offset by a 5.5% increase in average ticket price. The increase in average ticket price was primarily due to strategic pricing initiatives put in place over the last year and improvements in the popularity of IMAX and other PLF premium content. Total admissions revenues were decreased by rewards redeemed, net of deferrals of $0.3 million and were decreased by rewards redeemed, net of deferrals of $0 related to rewards accumulated under AMC Stubs® during the three months ended March 31, 2018 and March 31, 2017, respectively. The rewards accumulated under AMC Stubs® are deferred and recognized in future periods upon redemption or expiration of customer rewards.

Food and beverage revenues decreased 4.4%, or $14.2 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to the decrease in attendance, partially offset by an increase in food and beverage revenues per patron of 3.3%. Food and beverage revenues per patron increased as a result of our food and beverage initiatives including our Feature Fare menu and price increases.

Total other theatre revenues increased 39.9%, or $18.8 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to gross up for third party ticket fees of $6.0 million and increases from non-cash NCM ESA interest of $10.5 million, offset by $3.8 million reduction in NCM ESA principal amortization. See Note 1 – Basis of Presentation for a further discussion of increases in other revenues related to ASC 606.

Operating costs and expenses.  Operating costs and expenses decreased 6.3%, or $60.9 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Film exhibition costs decreased 6.1%, or $20.7 million, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 52.3% and 54.4% for the three months ended March 31, 2018 and March 31, 2017, respectively.

Food and beverage costs increased 2.3%, or $1.0 million, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. As a percentage of food and beverage revenues, food and beverage costs were 14.2% for the three months ended March 31, 2018 and 13.3% for the three months ended March 31, 2017. The increase in food and beverage costs as a percentage of food and beverage revenues was primarily due to higher cost items in the new Feature Fare menu. Food and beverage gross profit per patron increased 2.2% and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 28.7% for the three months ended March 31, 2018 and 27.5% the three months ended March 31, 2017. Rent expense decreased 10.3%, or $15.3 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily from the modification of a theatre lease which reduced rent expense by $24.2 million and partially offset by higher snow removal costs in the current quarter.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $4.0 million during the three months ended March 31, 2018 compared to $40.2 million during the three months ended March 31, 2017, primarily due to expenses incurred in connection with the Carmike, Odeon and Nordic acquisitions. The merger, acquisition and transaction costs are a corporate function primarily recorded in the U.S. markets operating segment.

Other.  Other general and administrative expense increased $3.7 million, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to increases in stock-based compensation expense.

Depreciation and amortization.  Depreciation and amortization decreased $2.6 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to the prior year impairment charges and adjustments to the estimated fair value of property, net acquired in the Carmike acquisition, partially offset by depreciation on capital expenditures of $103.5 million during the three months ended March 31, 2018, and $626.8 million during the year ended December 31, 2017.

Other Expense (Income):

Other income.  Other income of $0.2 million during the three months ended March 31, 2018 is primarily due to an unrealized gain on a foreign currency forward contract of $0.4 million, offset by $0.2 million in other net periodic benefit costs. Other income in the prior year was primarily due to a foreign currency transaction gain.

Interest expense.  Interest expense increased $20.0 million to $75.8 million for the three months ended March 31, 2018 compared to $55.8 million the three months ended March 31, 2017 primarily due to a non-cash NCM ESA expense of $10.5 million recorded due to adoption of ASC 606 – Revenue Recognition, that required us to reflect an interest component for our long-term performance obligation. On March 17, 2017, we issued $475.0 million of our 6.125% Notes due 2027 and £250.0 million ($313.4 million) of our 6.375% Sterling Notes due 2024.

Equity in losses of non-consolidated entities.  Equity in losses of non-consolidated entities were $10.3 million for the three months ended March 31, 2018 compared to equity in losses of $2.3 million for the three months ended March 31, 2017. The loss for the three months ended March 31, 2018 includes a $16.0 million impairment loss on 9,492,820 NCM units and 1,000,000 NCM, Inc. common shares held-for-sale and a $1.1 million loss on the return of 915,150 NCM units as a part of the annual cumulative unit adjustment under the NCM ESA.

Investment income.  Investment income was $5.1 million for the three months ended March 31, 2018 compared to investment income of $5.3 million for the three months ended March 31, 2017. Investment income includes payments received related to the NCM tax receivable agreement of $5.4 million and $5.5 million for the quarters ended March 31, 2018 and March 31, 2017, respectively.

Income tax (benefit) provision.  The income tax provision was $1.1 million for the three months ended March 31, 2018 and income tax benefit was $10.3 million for the three months ended March 31, 2017. Our effective tax rate increased significantly due to the impact of discrete tax benefits related to excess tax benefits recognized under ASU 2016-09 during the three months ended March 31, 2017. During the three months ended March 31, 2018, the effective tax rate is impacted by the valuation allowance and the discrete tax deficit related to ASU 2016-09. See Note 7 – Income Taxes of the Notes to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings.  Net earnings were $0.1 million and net losses were $8.8 million during the three months ended March 31, 2018 and March 31, 2017, respectively. Net earnings during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 were positively impacted by lower merger, acquisition and transaction costs, a $24.2 million rent reduction due to a lease modification that reduced rent expense, as well as the increase in average ticket price, food and beverage per patron, and lower depreciation and amortization, offset by decreased attendance, increased interest expense, equity in losses of non-consolidated entities, income tax provision and general and administrative expense (other).

Theatrical Exhibition - International Markets

Revenues.  Total revenues increased 38.8% or $112.2 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Admissions revenues increased 36.4% or $72.1 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to an overall increase in attendance due to the acquisition of Nordic on March 28, 2017 and improvements in foreign currency translation rates and partially offset by declines in attendance at our Odeon theatres.

Food and beverage revenues increased 31.2% or $22.4 million, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to the overall increase in attendance and improvements in foreign currency translation rates.

Total other theatre revenues increased $17.7 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to the acquisition of Nordic, and improvements in foreign currency translation rates, and includes revenues for advertising and theatre rentals.

Operating costs and expenses.  Operating costs and expenses increased $108.5 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Film exhibition costs increased $27.6 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 40.8% for the three months ended March 31, 2018 and 41.7% for the three months ended March 31, 2017.

Food and beverage costs increased $5.4 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 23.2% for the three months ended March 31, 2018 and 22.9% for the three months ended March 31, 2017.

As a percentage of revenues, operating expense was 32.4% for the three months ended March 31, 2018 and 28.9% during the three months ended March 31, 2017. Rent expense increased $14.6 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to the increase in the number of theatres operated as a result of the Nordic acquisition and improvements in foreign currency translation rates.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs increased $0.7 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.  The majority of our consolidated merger, acquisition and transaction costs related to Odeon and Nordic are included in our Theatrical Exhibition – U.S. markets operating segment. The merger, acquisition and transactions costs are a corporate function primarily recorded in the U.S. markets operating segment.

Other.  Other general and administrative expense increased $6.1 million, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the Nordic acquisition.

Depreciation and amortization.  Depreciation and amortization increased $7.8 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the increase in depreciable assets resulting from the Nordic acquisition.

Interest expense.  Interest expense increased $0.4 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to interest expense related to amortization of deferred charges on Odeon’s revolving credit facility.

Income tax provision.  The income tax provision is $3.6 million for the three months ended March 31, 2018 as compared to income tax provision of $1.1 million for the three months ended March 31, 2017. Our effective tax rate increased significantly due to the inclusion of the Nordic acquisition entities during the three months ended March 2018.  See Note 7 – Income Taxes of the Notes to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings.  Net earnings increased $0.4 million during the three months ended March 31, 2018 as a result of the Nordic acquisition and improvements in foreign currency translation rates, offset by the attendance declines at Odeon.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated revenues are primarily collected in cash, principally through box office admissions and food and beverage sales. We have an operating “float” which partially finances our operations, and which generally permits us to maintain a smaller amount of working capital capacity. This float exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 20 to 45 days following receipt of box office admissions revenues. Film distributors generally release the films which they anticipate will be the most successful during the summer and year-end holiday seasons. Consequently, we typically generate higher revenues during such periods.

We had working capital deficits (excluding restricted cash) as of March 31, 2018 and December 31, 2017 of $(495.7 million) and $(545.3 million), respectively. Working capital included $332.9 million and $401.0 million of deferred revenues as of March 31, 2018 and December 31, 2017, respectively. We have the ability to borrow under our Revolving Credit Facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments). As of March 31, 2018, we had $210.8 million available for borrowing, net of letters of credit, under our Revolving Credit Facility. We also maintain a £100.0 million ($140.1 million) revolving credit facility at our Odeon subsidiary of which $118.0 million was available for borrowing, net of letters of credit, as of March 31, 2018.

We believe that cash generated from operations, existing cash and cash equivalents, availability under our Revolving Credit Facility and Odeon’s Revolving Credit Facility, and sales of non-strategic assets will be sufficient to fund operations, planned capital expenditures, dividends and repurchases of our common stock currently and for at least the next 12 months and enable us to maintain compliance with all financial debt covenants.

As of March 31, 2018, we were in compliance with all financial debt covenants.

Cash Flows from Operating Activities

Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $165.4 million and $172.5 million during the three months ended March 31, 2018 and March 31, 2017, respectively. The decrease in cash flows provided by operating activities was primarily due to an increase in payments for accounts payable.

Cash Flows used in Investing Activities

Cash flows used in investing activities, as reflected in the Consolidated Statements of Cash Flows, were $114.8 million and $743.5 million during the three months ended March 31, 2018 and March 31, 2017, respectively. Cash outflows from investing activities include capital expenditures of $107.3 million and $161.3 million during the three months ended March 31, 2018 and March 31, 2017, respectively. Our capital expenditures primarily consisted of strategic growth initiatives and remodels, capital improvements to existing locations in our theatre circuit, and technology upgrades. During the three months ended March 31, 2017, cash outflows from investing activities included the acquisition of Nordic, net of cash, of $584.4 million, and also capital expenditures of $161.3 million. We expect that our gross cash outflows for capital expenditures will be approximately $600.0 million to $640.0 million for 2018, before giving effect to expected landlord contributions of approximately $140.0 million to $150.0 million.

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

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities, as reflected in the Consolidated Statements of Cash Flows, were $(62.4) million and $674.3 million during the three months ended March 31, 2018 and March 31, 2017, respectively.

On February 28, 2018, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, paid on March 26, 2018 to stockholders of record on March 12, 2018.

We paid dividends and dividend equivalents of $25.8 million during the three months ended March 31, 2018 and paid dividends and dividend equivalents of $26.2 million during the three months ended March 31, 2017.

On May 3, 2018, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, to be paid on June 25, 2018 to stockholders of record on June 11, 2018.

We made tax payments for restricted units withholdings of $1.7 million and $6.5 million during the three months ended March 31, 2018 and March 31, 2017, respectively.

We paid $13.5 million for treasury stock purchased at the end of 2017 and settled during January of 2018.

As of March 31, 2018, we had no borrowings outstanding under our Revolving Credit Facility and $14.2 million in outstanding standby letters of credit in the ordinary course of business and we had no borrowings under our Odeon revolving credit facility and $22.1 million in outstanding standby letters of credit in the ordinary course of business.

On March 17, 2017, we issued $475.0 million aggregate principal amount of our 6.125% Senior Subordinated Notes due 2027 in a private offering and £250.0 million ($327.8 million) additional aggregate principal amount of our Sterling Notes due 2024 at 106% plus accrued interest from November 8, 2016 in a private offering.

On March 28, 2017, we paid the Nordic SEK Term Loan of $144.4 million and the Nordic EUR Term Loan of $169.5 million aggregate principal amount in connection with the acquisition of Nordic using proceeds from our Senior Subordinated Notes due 2027 and Sterling Notes due 2024.

In February 2017, we completed an additional public offering of 20,330,874 shares of Class A common stock at a price of $31.50 per share ($640.4 million), resulting in net proceeds of $617.5 million after underwriters commission. We used a portion of the net proceeds to repay the aggregate principal amount of our Bridge Loan of $350.0 million.

Investment in NCM

We hold an investment in NCM of 13.6% (21,477,480 common units)  and 1,000,000 common shares of NCM, Inc., accounted for under the equity method as of March 31, 2018. The estimated fair market value of our investment in NCM and NCM, Inc. was approximately $116.7 million, based upon the publicly quoted price per share of NCM, Inc. on March 31, 2018 of $5.19 per share. We have little tax basis in these units, therefore the sale of all these units at March 31, 2018 would require us to report taxable income of approximately $259.2 million, including distributions received from NCM that were previously deferred. We expect that any sales we may make of NCM, Inc. common shares would be made in such a manner to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce a portion of any related tax liability. See Note 5–Investments in Part I Item 1 of this Form 10–Q for additional information about our divestiture requirement for NCM.

Contractual Obligations, Commitments and Contingencies

We have commitments and contingencies for capital and financing leases, corporate borrowings, operating leases, capital related betterments and pension funding that were summarized in a table in our Annual Report on Form 10–K for the year ended December 31, 2017. Since December 31, 2017, there have been no material changes to the commitments and contingencies of the Company outside the ordinary course of business.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate market risk and foreign currency exchange risk.

Market risk on variable‑rate financial instruments.  At March 31, 2018, we maintained a Senior Secured Credit Facility comprised of a $225.0 million revolving credit facility, $860.8 million of Senior Secured Term Loans due 2022 and $495.0 million of Senior Secured Term Loans due 2023. The Senior Secured Credit Facility provides for borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR + 2.25%. The rate in effect at March 31, 2018 for the outstanding Senior Secured Term Loans due 2022 and 2023 was 4.0266% per annum. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At March 31, 2018, we had no variable-rate borrowings outstanding under our revolving credit facility and had an aggregate principal balance of $1,355.8 million outstanding under the Senior Secured Term Loans due 2022 and 2023. A 100-basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $3.4 million during the three months ended March 31, 2018.

Market risk on fixed-rate financial instruments. Included in long-term corporate borrowings at March 31, 2018 were principal amounts of $230.0 million of our Senior Secured Notes due 2023, $600.0 million of our Notes due 2025, $375.0 million of our Notes due 2022, $595.0 million of our Notes due 2026, $475.0 million of our Notes due 2027, and £500.0 million ($700.7 million) of our Sterling Notes due 2024. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2023, Notes due 2025, Notes due 2022, Notes due 2026, Notes due 2027 and Sterling Notes due 2024 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2023, Notes due 2025, Notes due 2022, Notes due 2026, Notes due 2027, and Sterling Notes due 2024.

Foreign currency exchange rate risk.    We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our ownership of Odeon and Nordic. Odeon’s revenues and operating expenses are transacted in British Pounds and Euros, and Nordic’s revenues and operating expenses are transacted primarily in Swedish Krona and Euros. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If Odeon and Nordic operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for Odeon and Nordic. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our ownership in Odeon and Nordic as of March 31, 2018, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed, would decrease the aggregate net income of our International markets reportable segment for the three months ended March 31, 2018 by approximately $1.8 million.

Our foreign currency translation rates improved favorably by approximately 12.9% from the three months ended March 31, 2017 to the three months ended March 31, 2018, which increased our net earnings by approximately $2.0 million for the three months ended March 31, 2018.

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

(b)Changes in internal control.

As part of the adoption of ASC Topic 606, the Company implemented changes to its control activities related to revenue recognition to ensure adequate evaluation of its contracts and proper assessment of the impact of the new accounting standard. There were no significant changes in the Company’s internal control over financial reporting due to the adoption of the new standard, and no other changes in its internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Note 13–Commitments and Contingencies of the Notes to the Company’s Consolidated Financial Statements contained in Part I of this quarterly report on Form 10–Q for information on certain litigation to which we are a party.

Item 1A.  Risk Factors

Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10–K for the year ended December 31, 2017, which sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

	Purchases of Equity Securities
				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be
			Part of Publicly	Purchased Under the
	Total Number of	Average Price Paid	Announced Plans or	Plans or Program (a)
Period	Shares Purchased	Per Share	Programs (a)	(in millions)
January 1, 2018 through January 31, 2018	—	$—	—	$52.5
February 1, 2018 through February 28, 2018	—	$—	—	$52.5
March 1, 2018 through March 31, 2018	—	$—	—	$52.5
Total	—		—

(a)

As announced on August 3, 2017, our Board of Directors authorized a share repurchase program for an aggregate purchase of up to $100.0 million of our common stock, excluding transaction costs. As of March 31, 2018, $52.5 million remained available for repurchase under this plan. A two-year time limit has been set for the completion of this program, expiring August 2, 2019.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

*10.1	AMC Entertainment Holdings, Inc. Annual Incentive Compensation Program Continuing Structure, as modified by the Compensation Committee March 11, 2018.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*32.1	Section 906 Certifications of Adam M. Aron (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith

**    Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT HOLDINGS, INC.

Date: May 7, 2018	/s/ ADAM M. ARON
Adam M. Aron
Chief Executive Officer, Director and President

Date: May 7, 2018	/s/ CRAIG R. RAMSEY
Craig R. Ramsey
Executive Vice President and Chief Financial Officer