Form 10-Q
period 2018-06-30
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2018-08-07
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of shares outstanding as of July 31, 2018
Class A common stock Class B common stock	51,744,412 75,826,927

AMC ENTERTAINMENT HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(in millions, except share and per share amounts)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(unaudited)		(unaudited)
Revenues
Admissions	$896.3	$761.4	$1,771.3	$1,578.9
Food and beverage	445.8	374.1	851.6	771.7
Other theatre	100.4	66.8	203.2	133.1
Total revenues	1,442.5	1,202.3	2,826.1	2,483.7
Operating costs and expenses
Film exhibition costs	471.4	379.8	897.9	799.4
Food and beverage costs	72.2	62.1	138.4	121.9
Operating expense, excluding depreciation and amortization below	424.5	389.2	836.4	745.6
Rent	199.7	199.8	389.4	390.2
General and administrative:
Merger, acquisition and transaction costs	4.3	11.5	9.0	51.7
Other, excluding depreciation and amortization below	43.0	46.1	87.2	80.4
Depreciation and amortization	137.7	133.3	268.2	258.6
Operating costs and expenses	1,352.8	1,221.8	2,626.5	2,447.8
Operating income (loss)	89.7	(19.5)	199.6	35.9
Other expense (income):
Other expense (income)	2.2	1.1	3.4	(1.5)
Interest expense:
Corporate borrowings	62.2	59.6	123.9	110.9
Capital and financing lease obligations	9.8	10.3	20.1	21.1
Non-cash NCM exhibitor services agreement	10.4	—	20.9	—
Equity in (earnings) loss of non-consolidated entities	(13.0)	195.0	(4.0)	197.3
Investment (income) expense	(1.5)	0.6	(6.7)	(5.0)
Total other expense	70.1	266.6	157.6	322.8
Earnings (loss) before income taxes	19.6	(286.1)	42.0	(286.9)
Income tax provision (benefit)	(2.6)	(109.6)	2.1	(118.8)
Net earnings (loss)	$22.2	$(176.5)	$39.9	$(168.1)
Earnings (loss) per share:
Basic	$0.17	$(1.35)	$0.31	$(1.33)
Diluted	$0.17	$(1.35)	$0.31	$(1.33)
Average shares outstanding:
Basic (in thousands)	128,039	131,166	128,042	126,290
Diluted (in thousands)	128,105	131,166	128,042	126,290
Dividends declared per basic and diluted common share	$0.20	$0.20	$0.40	$0.40

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net earnings (loss)	$22.2	$(176.5)	$39.9	$(168.1)
Other comprehensive income (loss)
Unrealized foreign currency translation adjustment, net of tax	(107.6)	77.1	(95.9)	74.9
Realized loss on foreign currency transactions, net of tax	1.0	—	1.0	—
Pension and other benefit adjustments:
Net loss arising during the period, net of tax	(0.4)	(0.6)	(1.5)	(0.5)
Marketable securities:
Unrealized net holding gain arising during the period, net of tax	—	0.1	—	0.3
Realized net gain reclassified into investment income, net of tax	—	(0.1)	—	(0.1)
Equity method investees' cash flow hedge:
Unrealized net holding gain arising during the period, net of tax	—	(0.1)	0.2	(0.1)
Realized net gain reclassified into equity in earnings of non-consolidated entities, net of tax	(0.2)	0.1	(0.3)	0.1
Other comprehensive income (loss)	(107.2)	76.5	(96.5)	74.6
Total comprehensive loss	$(85.0)	$(100.0)	$(56.6)	$(93.5)

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$316.4	$310.0
Restricted cash	11.0	8.3
Receivables, net	179.1	271.5
Assets held for sale	130.5	80.0
Other current assets	203.9	202.6
Total current assets	840.9	872.4
Property, net	3,028.1	3,116.5
Intangible assets, net	365.3	380.5
Goodwill	4,830.7	4,931.7
Deferred tax asset, net	28.2	28.9
Other long-term assets	438.6	475.9
Total assets	$9,531.8	$9,805.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$535.8	$569.6
Accrued expenses and other liabilities	312.2	351.1
Deferred revenues and income	311.2	401.0
Current maturities of corporate borrowings and capital and financing lease obligations	84.2	87.7
Total current liabilities	1,243.4	1,409.4
Corporate borrowings	4,202.6	4,220.1
Capital and financing lease obligations	536.8	578.9
Exhibitor services agreement	571.4	530.9
Deferred tax liability, net	44.3	49.6
Other long-term liabilities	963.0	903.8
Total liabilities	7,561.5	7,692.7
Commitments and contingencies
Class A common stock (temporary equity) ($.01 par value, 75,712 shares issued; 38,943 shares outstanding as of June 30, 2018 and 112,817 shares issued; 76,048 shares outstanding as of December 31, 2017)	0.4	0.8
Stockholders’ equity:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 55,401,325 shares issued and 51,705,469 outstanding as of June 30, 2018; 55,010,160 shares issued and 51,814,304 outstanding as of December 31, 2017)	0.5	0.5
Class B common stock ($.01 par value, 75,826,927 shares authorized; 75,826,927 shares issued and outstanding as of June 30, 2018 and December 31, 2017)	0.8	0.8
Additional paid-in capital	2,247.0	2,241.6
Treasury stock (3,732,625 shares as of June 30, 2018 and 3,232,625 shares as of December 31, 2017, at cost)	(56.4)	(48.2)
Accumulated other comprehensive income	33.5	125.6
Accumulated deficit	(255.5)	(207.9)
Total stockholders’ equity	1,969.9	2,112.4
Total liabilities and stockholders’ equity	$9,531.8	$9,805.9

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:	(Unaudited)
Net earnings (loss)	$39.9	$(168.1)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	268.2	258.6
Loss on NCM charged to merger, acquisition and transaction costs	—	22.6
Loss on extinguishment of debt	—	0.5
Deferred income taxes	(2.0)	(118.3)
Amortization of net premium on corporate borrowings	(1.7)	(1.1)
Amortization of deferred charges to interest expense	7.5	5.6
Theatre and other closure expense	2.2	1.7
Non-cash portion of stock-based compensation	6.8	4.0
Gain on dispositions	(2.8)	(3.6)
Gain on disposition of NCM	(1.1)	—
Repayment of Nordic interest rate swaps	—	(2.7)
Equity in loss from non-consolidated entities, net of distributions	5.4	13.9
NCM held-for-sale impairment loss	16.0	204.5
Landlord contributions	72.3	42.8
Deferred rent	(64.7)	(22.5)
Net periodic benefit cost	0.1	0.3
Change in assets and liabilities, excluding acquisitions:
Receivables	82.3	78.6
Other assets	(6.7)	(6.3)
Accounts payable	(42.0)	(98.0)
Accrued expenses and other liabilities	(79.0)	(105.8)
Other, net	(3.6)	11.7
Net cash provided by operating activities	297.1	118.4
Cash flows from investing activities:
Capital expenditures	(241.1)	(318.0)
Acquisition of Nordic Cinemas Group, net of cash and restricted cash acquired	—	(577.6)
Acquisition of Carmike Cinemas, Inc., net of cash and restricted cash acquired	—	0.1
Proceeds from sale leaseback transactions	50.1	—
Proceeds from disposition of NCM, Inc. shares, net	7.1	—
Proceeds from disposition of long-term assets	13.5	22.4
Investments in non-consolidated entities, net	(10.7)	0.7
Other, net	(0.4)	(2.8)
Net cash used in investing activities	(181.5)	(875.2)
Cash flows from financing activities:
Proceeds from issuance of Senior Subordinated Sterling Notes due 2024	—	327.8
Proceeds from issuance of Senior Subordinated Notes due 2027	—	475.0
Payment of Nordic SEK Term Loan	—	(144.4)
Payment of Nordic EUR Term Loan	—	(169.5)
Net proceeds from equity offering	—	616.8
Borrowings (repayments) under Revolving Credit Facility	—	50.0
Principal payment of Bridge Loan due 2017	—	(350.0)
Principal payments under Term Loan	(6.9)	(5.7)
Principal payments under capital and financing lease obligations	(35.9)	(36.8)
Cash used to pay for deferred financing costs	(2.2)	(29.5)
Cash used to pay dividends	(51.4)	(52.5)
Taxes paid for restricted unit withholdings	(1.7)	(6.5)
Purchase of treasury stock	(19.8)	—

Net cash provided by (used in) financing activities	(117.9)	674.7
Effect of exchange rate changes on cash and cash equivalents and restricted cash	11.4	11.8
Net increase (decrease) in cash and cash equivalents and restricted cash	9.1	(70.3)
Cash and cash equivalents and restricted cash at beginning of period	318.3	230.2
Cash and cash equivalents and restricted cash at end of period	$327.4	$159.9
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (including amounts capitalized of $0.3 million and $0.1 million)	$138.3	$126.8
Income taxes paid, net	$8.4	$6.5
Schedule of non-cash activities:
Investment in NCM (See Note 5-Investments)	$(6.3)	$235.2
Construction payables at period end	$92.0	$101.5
Accrued treasury stock payable at period end	$1.9	$—

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

As of June 30, 2018, Wanda owned approximately 59.44% of Holdings’ outstanding common stock and 81.47% of the combined voting power of Holdings’ outstanding common stock and has the power to control Holdings’ affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), entering into mergers, sales of substantially all of the Company’s assets and other extraordinary transactions.

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

Principles of Consolidation:  The accompanying unaudited consolidated financial statements include the accounts of Holdings and all subsidiaries, as discussed above, and should be read in conjunction with the Company’s Annual Report on Form 10–K for the year ended December 31, 2017. The accompanying consolidated balance sheet as of December 31, 2017, which was derived from audited financial statements, and the unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10–Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company’s financial position and results of operations. All significant intercompany balances and transactions have been eliminated in consolidation. There are no noncontrolling (minority) interests in the Company’s consolidated subsidiaries; consequently, all of its stockholders’ equity, net earnings and total comprehensive income for the periods presented are attributable to controlling interests. Due to the seasonal nature of the Company’s business, results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018. The Company manages its business under two reportable segments for its theatrical exhibition operations, U.S. markets and International markets.

Accumulated depreciation and amortization:  Accumulated depreciation was $1,474.2 million and $1,266.9 million at June 30, 2018 and December 31, 2017, respectively, related to property. Accumulated amortization of intangible assets was $65.0 million and $55.5 million at June 30, 2018 and December 31, 2017, respectively.

Leases:  During the six months ended June 30, 2018, the Company modified the terms of an existing operating lease to reduce the lease term. The Company received a $35.0 million incentive from the landlord to enter into the new lease agreement. The Company has recorded amortization of the lease incentive as a reduction to rent expense on a straight-line basis over the remaining lease term which reduced rent expense by $10.8 million and $35.0 million during the three and six months ended June 30, 2018, respectively.

Sale and Leaseback Transaction: On June 18, 2018, the Company completed the sale and leaseback of the real estate assets associated with one theatre for proceeds, net of closing costs of $50.1 million. The gain on the sale of approximately $27.3 million has been deferred and will be amortized over the remaining lease term.

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

Reclassification of Certain Tax Effects. In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows a reclassification from accumulated other comprehensive income to accumulated deficit for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act signed into law in December 2017. ASU 2018-02 is effective for the Company on January 1, 2019 and early adoption of the amendments is permitted, including adoption in any interim period. The Company early adopted ASU 2018-02, effective January 1, 2018, and recorded a reclassification related to the stranded tax effects that increased accumulated other comprehensive income and increased accumulated deficit by $5.0 million in the consolidated balance sheets as of January 1, 2018. See Note 7—Income Taxes for further information.

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

Improving Presentation of Net Benefit Costs. In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). The guidance requires the service cost component of defined benefit pension plans and other post-retirement benefit plans to be reported in the same line item as other compensation costs arising from the services rendered by the pertinent employees while the other components of net benefit cost are required to be presented in the income statement separately from the service cost component and reported outside a subtotal of operating income. The amendments in this guidance should be applied retrospectively for the presentation of the service cost component and the other components of net benefit cost in the consolidated statements of operations. The Company adopted ASU 2017-07 effective January 1, 2018 and recorded a prior period adjustment for the three and six months ended June 30, 2017 in the consolidated statements of operations to decrease general and administrative other by $0.1 million and $0.2 million, respectively, related to the other components of net benefit cost, with a corresponding increase to other expense (income) of $0.1 million and decrease to other income of $0.2 million, respectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

(In millions)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$316.4	$310.0
Restricted cash	11.0	8.3
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$327.4	$318.3

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

The Company expects that this standard will have a material effect on its consolidated financial statements. While the Company is continuing to assess the effect of adoption, the Company currently believes the most significant changes relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for theatres currently subject to operating leases; (2) the derecognition of existing assets and liabilities for certain sale-leaseback transactions (including those arising from build-to-suit lease arrangements for which construction is complete and the Company is leasing the constructed asset) that currently do not qualify for sale accounting and the recognition of new ROU assets and lease liabilities on its balance sheet; and (3) the derecognition of existing assets and liabilities for certain assets under construction in build-to-suit lease arrangements that the Company will lease when construction is complete. The Company does not expect a significant change in its leasing activity between now and adoption. However, the Company has not quantified the effects of these expected changes from the new standard.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which provides new guidance regarding the measurement and recognition of credit impairment for certain financial assets. Such guidance will impact how the Company determines its allowance for estimated uncollectible receivables and evaluates its available-for-sale investments for impairment. ASU 2016-13 is effective for the Company in the first quarter of 2020, with early adoption permitted in the first quarter of 2019. The Company is currently evaluating the effect that ASU 2016-13 will have on its consolidated financial statements and related disclosures.

NOTE 2—REVENUE RECOGNITION

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method; and therefore, the comparative information has not been adjusted for the three and six months ended June 30, 2017.

The cumulative effect of the changes made to the consolidated balance sheet at January 1, 2018 for the adoption of ASC 606, are included in the following table:

(In millions)	Balance at December 31, 2017 Without Adoption of ASC 606	Adjustments Due to ASC 606	Balance at January 1, 2018
Assets:
Other long-term assets	$475.9	$11.1	$487.0
Current liabilities:
Deferred revenues and income	401.0	(10.0)	391.0
Long-term liabilities:
Exhibitor services agreement	530.9	52.9	583.8
Stockholders' equity:
Accumulated deficit	(207.9)	(31.8)	(239.7)

The disclosure of the impact of the adoption of ASC 606 on the Company’s consolidated statement of operations is as follows:

	Three Months Ended June 30, 2018
(In millions)	Without Adoption of ASC 606	Adjustments	As Reported
Revenues:
Admissions	$896.6	$(0.3)	$896.3
Food and beverage	445.9	(0.1)	445.8
Other theatre	87.8	12.6	100.4
Total revenues	1,430.3	12.2	1,442.5
Operating costs and expenses:
Operating expense, excluding depreciation and amortization	417.7	6.8	424.5
Non-cash interest expense related to NCM exhibitor service agreement	—	10.4	10.4
Net earnings	27.2	(5.0)	22.2

	Six Months Ended June 30, 2018
(In millions)	Without Adoption of ASC 606	Adjustments	As Reported
Revenues:
Admissions	$1,772.0	$(0.7)	$1,771.3
Food and beverage	851.8	(0.2)	851.6
Other theatre	178.4	24.8	203.2
Total revenues	2,802.2	23.9	2,826.1
Operating costs and expenses:
Operating expense, excluding depreciation and amortization	821.2	15.2	836.4
Non-cash interest expense related to NCM exhibitor service agreement	—	20.9	20.9
Net earnings	52.1	(12.2)	39.9

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

Prior to January 1, 2018, the Company recorded online ticket fee revenues net of third-party commission or service fees. In accordance with ASC 606 guidance, the Company believes that it is a principal (as opposed to agent) in the arrangement with third-party internet ticketing companies in regard to the sale of online tickets because the company controls the online tickets before it is transferred to the customer. Upon adoption of ASC 606 on January 1, 2018, the Company recognizes ticket fee revenues based on a gross transaction price. The online ticket fee revenues and the third-party commission or service fees are recorded in the line item other theatre revenues and operating expense, respectively, in the consolidated statements of operations. These changes did not have any impact on net income or cash flows from operations.

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

Disaggregation of Revenue:  Revenue is disaggregated in the following tables by major revenue types and by timing of revenue recognition:

	Three Months Ended	Six Months Ended
(In millions)	June 30, 2018	June 30, 2018
Major revenue types
Admissions	$896.3	$1,771.3
Food and beverage	445.8	851.6
Other theatre:
Advertising	33.7	71.3
Other theatre	66.7	131.9
Other theatre	100.4	203.2
Total revenues	$1,442.5	$2,826.1

	Three Months Ended	Six Months Ended
(In millions)	June 30, 2018	June 30, 2018
Timing of revenue recognition
Products and services transferred at a point in time	$1,396.2	$2,729.4
Products and services transferred over time (1)	46.3	96.7
Total revenues	$1,442.5	$2,826.1

(1)	Amounts primarily include advertising revenues.

The following tables provide the balances of receivables and deferred revenue income:

(In millions)	June 30, 2018	December 31, 2017
Current assets:
Receivables related to contracts with customers	$100.4	$204.3
Miscellaneous receivables	78.7	67.2
Receivables, net	$179.1	$271.5

(In millions)	June 30, 2018	December 31, 2017
Current liabilities:
Deferred revenue related to contracts with customers	$306.9	$376.1
Miscellaneous deferred income	4.3	24.9
Deferred revenue and income	$311.2	$401.0

The significant changes in contract liabilities with customers included in deferred revenues and income are as follows:

Deferred Revenues
Related to Contracts
(In millions)	with Customers
Balance as of December 31, 2017	$376.1
Cumulative effect of initially applying ASC 606	(10.0)
Cash received in advance (1)	181.7
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	14.9
Food and beverage (2)	24.9
Other theatre (2)	3.1
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(178.4)
Food and beverage (3)	(42.3)
Other theatre (4)	(59.5)
Business combination - Nordic purchase price allocation (5)	(2.3)
Foreign currency translation adjustment	(1.3)
Balance as of June 30, 2018	$306.9

(1)	Includes movie tickets, food and beverage, gift cards, exchange tickets, and AMC Stubs® loyalty membership fees.
(2)	Amount of rewards accumulated, net of expirations, that are attributed to AMC Stubs® and other loyalty programs.
(3)	Amount of rewards redeemed that are attributed to gift cards, exchange tickets, movie tickets, AMC Stubs® loyalty programs and other loyalty programs.
(4)	Amounts relate to income from non-redeemed or partially redeemed gift cards, non-redeemed exchange tickets, AMC Stubs® loyalty membership fees and other loyalty programs.
(5)	See Note 3 – Acquisitions for further information.

The significant changes to contract liabilities included in the exhibitor services agreement, classified as long-term liabilities in the consolidated balance sheets, are as follows:

Exhibitor Services
(In millions)	Agreement
Balance as of December 31, 2017	$530.9
Cumulative effect of initially applying ASC 606	52.9
Common Unit Adjustment – surrender of common units (1)	(5.2)
Reclassification of the beginning balance to other theatre revenue, as the result of performance obligations satisfied	(7.2)
Balance as of June 30, 2018	$571.4

(1)

Represents the fair value amount of the NCM common units that were surrendered due to the annual Common Unit Adjustment. Such amount will reduce the deferred revenues that are being amortized to other theatre revenues over the remainder of the 30-year term of the ESA ending in February 2037. See Note 5—Investments for further information.

Transaction Price Allocated to the Remaining Performance Obligations:  The following table includes the amount of NCM ESA, included in deferred revenues and income in the Company’s consolidated balance sheets, that is expected to be recognized as revenues in the future related to performance obligations that are unsatisfied as of June 30, 2018:

(In millions)	Six Months Ended December 31, 2018	Year Ended 2019	Year Ended 2020	Year Ended 2021	Year Ended 2022	Years Ended 2023 through February 2037
Exhibitor services agreement	$7.4	$15.7	$16.8	$18.1	$19.4	$494.0

The total amount of non-redeemed gifts cards and exchange tickets included in deferred revenues and income as of June 30, 2018 was $240.3 million. This will be recognized as revenues as the gift cards and exchange tickets are redeemed or as the non-redeemed gift card and exchange ticket revenues are recognized in proportion to the pattern of actual redemptions, which is estimated to occur over the next 24 months.

As of June 30, 2018, the amount of deferred revenue allocated to the AMC Stubs® loyalty programs included in deferred revenues and income was $45.9 million. The earned points will be recognized as revenue as the points are redeemed, which is estimated to occur over the next 24 months. The annual membership fee is recognized ratably over the one-year membership period.

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

The acquisition is being treated as a purchase in accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805, Business Combinations”), which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management’s judgment after evaluating several factors, including a valuation assessment. The Company finalized the appraisals for both tangible and intangible assets and liabilities during the three months ended March 31, 2018. The following is a summary of the final allocation of the purchase price:

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

During the three and six months ended June 30, 2018, the Company incurred acquisition-related and transition costs for Nordic of approximately $1.6 million and $2.7 million, respectively, which were included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations. The revenues for Nordic during the three and six months ended June 30, 2018 were $73.2 million and $179.8 million, respectively. Nordic net earnings during the three and six months ended June 30, 2018 were $1.1 million and $14.6 million, respectively.

Pro Forma Results of Operations (Unaudited)

The following selected comparative unaudited pro forma results of operations information for the three and six months ended June 30, 2017 assumes that the Nordic acquisition occurred at the beginning of 2017 and reflects the full results of operations for the periods presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Nordic to reflect the fair value adjustments to property and equipment and financing obligations. The pro forma financial information presented includes the effects of adjustments related to fair values assigned to long-lived assets, including depreciation charges from acquired property and equipment, interest expense and incremental shares issued from financing the acquisitions and the related income tax effects, and the elimination of Carmike Cinemas, Inc. (“Carmike”) and AMC historical revenues and expenses for theatres in markets that were divested as required by the final judgement with the Department of Justice (“DOJ”) in connection with the acquisition of Carmike. Merger, acquisition and transaction costs directly related to the acquisitions have not been removed.

	Actual Three Months Ended	Pro Forma Three Months Ended	Actual Six Months Ended	Pro Forma Six Months Ended
(In millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues	$1,442.5	$1,201.2	$2,826.1	$2,560.5
Operating income (loss)	$89.7	$(22.1)	$199.6	$42.7
Net earnings (loss)	$22.2	$(178.1)	$39.9	$(173.0)
Earnings (loss) per share:
Basic	$0.17	$(1.36)	$0.31	$(1.37)
Diluted	$0.17	$(1.36)	$0.31	$(1.37)

NOTE 4—GOODWILL

The following table summarizes the changes in goodwill by reportable operating segment for the six months ended June 30, 2018:

(In millions)	U.S. Markets	International Markets (1)	Total
Balance as of December 31, 2017	$3,072.6	$1,859.1	$4,931.7
Adjustments to acquisition of Nordic	—	(6.4)	(6.4)
Currency translation adjustment	—	(94.6)	(94.6)
Balance as of June 30, 2018	$3,072.6	$1,758.1	$4,830.7

(1)	As of June 30, 2018, the goodwill for the Odeon Theatres reporting unit and the Nordic Theatres reporting unit was $978.6 million and $779.5 million, respectively.

NOTE 5—INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the Consolidated Balance Sheets in other long-term assets. Investments in non-consolidated affiliates as of June 30, 2018 include interests in National Cinemedia LLC (“NCM”) of 13.6%, Digital Cinema Implementation Partners, LLC (“DCIP”) of 29.0%, Digital Cinema Distribution Coalition, LLC (“DCDC”) of 14.6%, AC JV, LLC (“AC JV”) owner of Fathom Events, of 32.0%, SV Holdco LLC, owner of Screenvision, 16.5%, and Digital Cinema Media (“DCM”) of 50.0%. The Company also has partnership interests in four U.S. motion picture theatres and one IMAX® screen of 50.0% (“Theatre Partnerships”) and approximately 50.0% interest in 57 theatres in Europe acquired in the Odeon and Nordic acquisitions. Indebtedness held by equity method investees is non-recourse to the Company.

Amounts payable to U.S. Theatre Partnerships were $1.2 million and $2.8 million as of June 30, 2018 and

December 31, 2017, respectively.

Dreamscape and Central Services Studios Preferred Stock.  During the six months ended June 30, 2018, the Company invested an additional $5.0 million in Dreamscape Immersive, Inc. (“Dreamscape”) and invested an additional $5.0 million in Central Services Studios, Inc. (“Central Services Studios”) as a part of its virtual reality technologies strategy. The investments are recorded at cost following the measurement alternative as there is no established market for the securities and the Company does not have significant influence over these entities.

RealD.  During the three months ended June 30, 2018, the Company entered into a Stock Issuance and Restrictions Agreement with RealD Holdings Inc. (“RealD”). The new agreement replaces a similar agreement with RealD for the lease of RealD 3D systems where rental payments continue to be variable and based on paid admissions and extends the term of the agreement to December 31, 2024. The investments are recorded at cost following the measurement alternative as there is no established market for the securities and the Company does not have significant influence over these entities.

Equity in Earnings (Loss) of Non-Consolidated Entities

Aggregated condensed financial information of the Company’s significant non-consolidated equity method investments (DCIP and NCM) is shown below:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues	$156.2	$144.2	$277.5	$261.6
Operating costs and expenses	109.0	103.2	211.8	204.3
Net earnings	$47.2	$41.0	$65.7	$57.3

The components of the Company’s recorded equity in earnings (loss) of non-consolidated entities are as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
NCM and NCM, Inc.	$5.8	$(198.5)	$(11.6)	$(204.5)
Digital Cinema Implementation Partners, LLC	6.8	7.8	13.5	15.2
Other	0.4	(4.3)	2.1	(8.0)
The Company’s recorded equity in earnings (loss)	$13.0	$(195.0)	$4.0	$(197.3)

NCM Transactions.  In March 2018, the NCM Common Unit Adjustment ("CUA") resulted in a negative adjustment of 915,150 common units for the Company. The Company elected to return the units and recorded the surrendered common units as a reduction to deferred revenues for the ESA at fair value of $5.2 million, based upon a price per share of National Cinemedia, Inc. (“NCM, Inc.”) of $5.64 on March 15, 2018. The Company’s investment in NCM was reduced by the carrying value of the common units of $6.3 million resulting in a loss from the surrender of the

NCM common units of $1.1 million, which was recorded to equity in earnings (loss) of Non-Consolidated Entities in March 2018.

As of June 30, 2018, the Company owned 21,477,480 common membership units in NCM, which are classified on the Company’s balance sheet as held for sale. On July 5, 2018, the Company completed the sale of its remaining interest in NCM for $7.30 per unit and received cash proceeds of approximately $156.8 million and expects to record a gain on sale of approximately $30.0 million during the three months ending September 30, 2018.

The Company recorded the following related party transactions with NCM:

	As of	As of
(In millions)	June 30, 2018	December 31, 2017
Due from NCM for on-screen advertising revenue	$2.8	$2.5
Due to NCM for Exhibitor Services Agreement	5.8	9.4
Promissory note payable to NCM	2.8	2.8

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net NCM screen advertising revenues	$15.9	$19.4	$34.7	$31.0
NCM beverage advertising expense	2.2	1.7	4.1	3.6

The Company recorded the following changes in the carrying amount of its investment in NCM and equity in earnings (loss) of NCM during the six months ended June 30, 2018:

			Accumulated
		Exhibitor	Other		Equity in
	Investment in	Services	Comprehensive	Cash	(Earnings)	Advertising
(In millions)	NCM (1)	Agreement (2)	(Income)/Loss	Received	Loss (3)	(Revenue)
Ending balance at December 31, 2017	$161.1	$(530.9)	$(2.5)
ASC 606 revenue recognition change in amortization method	—	(52.9)	—
Surrender of common units for common unit adjustment	(6.3)	5.2	—	$—	$1.1	—
Receipt of excess cash distributions	(13.1)	—	—	13.1	—	—
Impairment loss - held for sale (4)	(14.4)	—	—	—	14.4	—
Equity in earnings	3.2	—	0.1	—	(3.3)	—
Amortization of ESA	—	7.2	—	—	—	(7.2)
For the period ended or balance as of June 30, 2018	$130.5	$(571.4)	$(2.4)	$13.1	$12.2	$(7.2)

(1)

The following table represents AMC’s investment in NCM, Inc. common shares and NCM common membership units including units received under the Common Unit Adjustment Agreement dated as of February 13, 2007:

	Common
	Membership Units		Common Shares
	Tranche 1	Tranche 2 (a)	NCM, Inc. (5)
Beginning balance at December 31, 2012	17,323,782	—	—
Additional units received in the quarter ended June 30, 2013	—	1,728,988	—
Additional units received in the quarter ended June 30, 2014	—	141,731	—
Additional units received in the quarter ended June 30, 2015	—	469,163	—
Additional units received in the quarter ended December 31, 2015	—	4,399,324	—
Units exchanged for NCM, Inc. shares in December 2015	—	(200,000)	200,000
Additional units received in the quarter ended March 31, 2017	—	18,787,315	—
Surrender of units for transferred theatres in March 2017	—	(2,850,453)	—
Surrender of units for exclusivity waiver in March 2017	—	(1,807,220)	—
Conversion of units to NCM, Inc. common shares in September 2017	—	(14,600,000)	14,600,000
Sale of NCM, Inc. common shares in September 2017	—	—	(14,800,000)
Conversion of units to NCM, Inc. common shares in October 2017	—	(1,000,000)	1,000,000
Surrender of units in the quarter ended March 31, 2018	—	(915,150)	—
Sale of NCM, Inc. common shares in June 2018	—	—	(1,000,000)
Ending balance at June 30, 2018	17,323,782	4,153,698	—

(a)

The additional units received (surrendered) in June 2013, June 2014, June 2015, December 2015, March 2017, and March 2018 were measured at fair value (Level 1) using NCM, Inc.’s stock price of $15.22,  $15.08,  $14.52,  $15.75, $12.52,  and $5.64, respectively.

(2)

Represents the unamortized portion of the ESA with NCM. Such amounts are being amortized to other theatre revenues over the remainder of the 30-year term of the ESA ending in 2037. See Note 1–Basis of Presentation and Note 2–Revenue Recognition for information on the effects of adopting ASC 606.

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

(5)	The following table represents AMC’s investment in NCM, Inc. common shares.

		Cash	NCM Inc.
	Investment in	Received	Equity in
(In millions)	NCM Inc.	(Paid)	(Earnings) Loss
Ending balance December 31, 2017	$6.8	$—	$—
Held-for-sale impairment loss (4)	(1.6)	—	1.6
Expenses from the sale of NCM Inc. common shares	—	(0.1)	0.1
Dividend received NCM, Inc. common shares	(0.3)	0.3	—
Sale of NCM Inc. common shares	(4.9)	7.2	(2.3)
Ending balance at June 30, 2018	$—	$7.4	$(0.6)

During the six months ended June 30, 2018 and June 30, 2017, the Company recorded investment income, net of related amortization of $5.0 million and $5.1 million, respectively, related to the NCM tax receivable agreement. During the six months ended June 30, 2018, the Company sold 1,000,000 shares of NCM, Inc. for net proceeds of $7.2 million and a gain of $2.3 million.

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

The final judgment with the DOJ also requires the Company to divest the majority of its equity interests in NCM, so that by June 20, 2019, AMC owns no more than 4.99% of NCM’s outstanding equity interests on a fully converted basis per the following schedule: (i) on or before December 20, 2017, AMC must own no more than 15% of NCM’s outstanding equity interests; (ii) on or before December 20, 2018, AMC must own no more than 7.5% of NCM’s outstanding equity interests; and (iii) on or before June 20, 2019 AMC must own no more than 4.99% of NCM’s outstanding equity interests. The Company sold 14,800,000 NCM, Inc. shares during the three months ending September 30, 2017 and satisfied the DOJ divestiture requirements related to NCM dispositions for calendar 2017. As of June 30, 2018, the Company has 21,477,480 common units of NCM classified as held-for-sale, which were sold on July 5, 2018 and the Company is in full compliance with the DOJ final judgment.  In March 2018, the Company recorded in equity in (earnings) loss of non-consolidated entities a lower of carrying value or fair value impairment charge of $16.0 million to reduce the carrying value of its held-for-sale investment in NCM to Level 1 fair value.  The impairment charge reflected recording our held-for-sale units and shares at the lower of carrying value or publicly quoted per share price on March 31, 2018 of $5.19.

On June 18, 2018, the Company entered into two Unit Purchase Agreements (the “Agreements”) with each of Regal Cinemas, Inc. (“Regal”) and Cinemark USA, Inc. (“Cinemark”) pursuant to which Regal and Cinemark each separately agreed to purchase 10,738,740 common units of NCM at a sales price of $7.30 per unit and aggregate consideration of approximately $156.8 million (the “Sales”). The Sales closed on July 5, 2018. Following the closing of the Sales, the Company no longer owns any shares of common stock in NCM, Inc. or common units in NCM. NCM consented to the Sales and waived its rights under the memorandum of understanding that provided the Company would not reduce its combined ownership of NCM and NCM, Inc. below 4.5%.

Screenvision Merger.  On May 30, 2018 Screenvision entered into an Agreement and Plan of Merger under which a change of control in Screenvision occurred upon consummation of the transactions contemplated therein. The Company received distributions and merger consideration of $45.9 million on July 2, 2018 upon consummation of the Screenvision merger and retains a 21.2% common membership interest. The Company expects to reduce the carrying value of its investment in Screenvision to $0 and record equity in earnings for the excess distribution of approximately $30.0 million during the three months ending September 30, 2018.

Digital Cinema Media.  The Company acquired its equity investment in DCM on November 30, 2016 in connection with the acquisition of Odeon. The Company receives advertising services from DCM for its Odeon theatres in International markets through a joint venture in which it has a 50.0% ownership interest.

The Company recorded the following related party transactions with DCM:

As of	As of

(In millions)	June 30, 2018	December 31, 2017
Due from DCM for on-screen advertising revenue	$2.1	$4.6

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
DCM screen advertising revenues	$4.6	$4.1	$9.2	$9.5

DCIP Transactions.  The Company pays equipment rent monthly and records the equipment rental expense on a straight-line basis over 12 years.

The Company recorded the following related party transactions with DCIP:

	As of	As of
(In millions)	June 30, 2018	December 31, 2017
Due from DCIP for warranty expenditures	$3.2	$2.8
Deferred rent liability for digital projectors	8.0	8.1

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Digital equipment rental expense	$1.5	$1.4	$3.0	$2.9

AC JV Transactions.    The Company recorded the following related party transactions with AC JV:

	As of	As of
(In millions)	June 30, 2018	December 31, 2017
Due to AC JV for Fathom Events programming	2.1	0.5

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Film exhibition costs:
Gross exhibition cost on Fathom Events programming	$2.3	$3.2	$5.0	$6.8

Screenvision Transactions.    The Company recorded the following related party transactions with Screenvision:

	As of	As of
(In millions)	June 30, 2018	December 31, 2017
Due from Screenvision for on-screen advertising revenue	$2.7	$3.1

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Screenvision screen advertising revenues	$3.8	$3.0	$7.5	$6.3

Nordic JV’s.    The Company recorded the following related party transactions with the Nordic theatre JV’s:

	As of	As of
(In millions)	June 30, 2018	December 31, 2017
Due from Nordic JVs	$4.6	$5.7
Due to Nordic JVs for management services	2.6	2.5

NOTE 6—STOCKHOLDERS’ EQUITY

Dividends

The following is a summary of dividends and dividend equivalents paid to stockholders during the six months ended June 30, 2018:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 28, 2018	March 12, 2018	March 26, 2018	$0.20	$26.0
May 3, 2018	June 11, 2018	June 25, 2018	0.20	26.0

During the six months ended June 30, 2018, the Company paid dividends and dividend equivalents of $51.4 million, reversed accrual for unvested Performance Stock Units and Transition Performance Stock Units of $0.7 million, decreased additional paid-in capital for 116,268 shares surrendered to pay payroll and income taxes of $1.7 million and as of June 30, 2018 had accrued balance of $0.9 million for the remaining unpaid dividends. The aggregate dividends declared for Class A common stock and Class B common stock, were approximately $21.7 million and $30.3 million, respectively.

On July 24, 2018, Holdings’ Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on September 24, 2018 to stockholders of record on September 10, 2018.

Related Party Transactions

As of June 30, 2018 and December 31, 2017, the Company recorded a receivable due from Wanda of $0.5 million and $0.6 million, respectively, for reimbursement of general administrative and other expense incurred on behalf of Wanda. During the six months ended June 30, 2018, the Company recorded $0.4 million of cost reductions for general and administrative services provided on behalf of Wanda. Wanda owns Legendary Entertainment, a motion picture production company. The Company will occasionally play Legendary’s films in its theatres as a result of transactions with independent film distributors.

Temporary Equity

Certain members of management have the right to require Holdings to repurchase the Class A common stock held by them under certain limited circumstances pursuant to the terms of a stockholders’ agreement. Beginning on January 1, 2016 (or upon the termination of a management stockholder’s employment by the Company without cause, by the management stockholder for good reason, or due to the management stockholder’s death or disability) management stockholders will have the right, in limited circumstances, to require Holdings to purchase shares that are not fully and freely tradeable at a price equal to the price per share paid by such management stockholder with appropriate adjustments for any subsequent events such as dividends, splits, or combinations. The shares of Class A common stock, subject to the stockholder agreement, are classified as temporary equity, apart from permanent equity, as a result of the contingent redemption feature contained in the stockholder agreement. The Company determined the amount reflected in temporary equity for the Class A common stock-based on the price paid per share by the management stockholders and Wanda on August 30, 2012, the date Wanda acquired Holdings.

During the three months ended June 30, 2018, an employee who held 9,910 shares relinquished his put right, therefore the related share amount of $0.1 million was reclassified to additional paid in capital, a component of stockholders’ equity.

During the six months ended June 30, 2018, a former employee who held 27,195 shares relinquished his put right, therefore the related share amount of $0.3 million was reclassified to additional paid in capital, a component of stockholders’ equity.

Stock-Based Compensation

Holdings adopted a stock-based compensation plan in December of 2013.

The Company recognized stock-based compensation expense of $4.0 million and $3.9 million within general and administrative: other during the three months ended June 30, 2018 and June 30, 2017, respectively. The Company recognized stock-based compensation expense of $6.8 million and $4.0 million within general and administrative: other during the six months ended June 30, 2018 and June 30, 2017, respectively.

As of June 30, 2018, including the 2018 grants, there was approximately $22.7 million of total estimated unrecognized compensation cost, assuming attainment of the performance targets at 100%, related to stock-based compensation arrangements expected to be recognized during the remainder of 2018, 2019, and 2020.

The components of the Company’s recorded and unrecognized stock-based compensation expense are as follows:

				Additional
			Amount	Expected to	Expected to	Expected to
	Three Months Ended	Six Months Ended	Unrecognized	Recognize	Recognize	Recognize
Grant	June 30, 2018	June 30, 2018	June 30, 2018	2018	2019	2020
2018 Board of Directors	$—	$0.5	$—	$—	$—	$—
2018 RSU awards	1.0	1.3	8.9	2.1	3.4	3.4
2018 PSU awards	1.8	2.4	7.8	3.6	3.0	1.2
2017 RSU awards	0.3	0.8	2.8	0.9	1.9	—
2017 RSU NEO awards	0.3	0.6	2.1	0.7	1.4	—
2017 PSU awards (1)	—	—	—	—	—	—
2016 RSU awards	0.3	0.6	0.5	0.5	—	—
2016 RSU NEO awards	0.3	0.6	0.6	0.6	—	—
2016 PSU awards (1)	—	—	—	—	—	—
	$4.0	$6.8	$22.7	$8.4	$9.7	$4.6

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

Awards Granted in 2018

The Company’s Board of Directors approved awards of stock, restricted stock units (“RSUs”), and performance stock units (“PSUs”) to certain of the Company’s employees and directors under the Plan. The fair value of the stock at the grant date of March 12, 2018 was $15.65 per share and was based on the closing price of Holdings’ stock.

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

•

Restricted Stock Unit Awards:  On March 12, 2018, RSU awards of 653,669 units were granted to certain members of management and executive officers. The grant date fair value was approximately $10.2 million based on a stock price of $15.65 on March 12, 2018. Each RSU represents the right to receive one share of Class A common stock at a future date. The RSUs vest over 3 years with 1/3 vesting on each of January 2, 2019, 2020, and 2021. The RSUs will be settled within 30 days of vesting. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs. During the three and six months ended June 30, 2018, the Company recognized $1.0 million and $1.3 million expense in general and administrative: other expense in connection with these awards.

•

Performance Stock Unit Award: On March 12, 2018, PSU awards of 653,669 were granted to certain members of management and executive officers, with three-year cumulative adjusted EBITDA, diluted earnings per share, and net profit performance target conditions and service conditions, covering a performance period beginning January 1, 2018 and ending on December 31, 2020. The PSUs will vest based on achieving 80% to 120% of the performance targets with the corresponding vested unit amount ranging from 30% to 200%. If the performance target is met at 100%, the PSU awards granted on March 12, 2018, will vest at 653,669 units in the aggregate. No PSUs will vest if Holdings does not achieve 80% of the three-year cumulative adjusted EBITDA, diluted earnings per share, and net profit performance target. Additionally, unvested PSU’s shall be ratably forfeited upon termination of service prior to December 31, 2020. If service terminates prior to January 2, 2019, all unvested PSU’s shall be forfeited, if service terminates prior to January 2, 2020, 2/3 of unvested PSU’s shall be forfeited and if service terminates prior to January 4, 2021, 1/3 of unvested PSU’s shall be forfeited. The vested PSUs will be settled within 30 days of vesting which will occur upon certification of performance results by the Compensation Committee of the Board of Directors. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the PSUs began to accrue with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the PSUs. During the three and six months ended June 30, 2018, the Company recognized $1.8 million and $2.4 million expense in general and administrative: other expense in connection with these awards.

The following table represents the nonvested RSU and PSU activity for the six ended June 30, 2018:

		Weighted
		Average
	Shares of RSU	Grant Date
	and PSU	Fair Value
Beginning balance at January 1, 2018	1,083,841	$28.61
Granted	1,313,152	15.65
Vested	(195,432)	28.46
Forfeited	(29,007)	20.92
Nonvested at June 30, 2018	2,172,554	$20.89

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

At June 30, 2018 and December 31, 2017, the Company has net deferred tax liabilities of $16.1 million and $20.7 million, respectively. During the fourth quarter of 2017, the Company determined that it was appropriate to record a valuation allowance against U.S. deferred tax assets. In addition, several international jurisdictions carry valuation allowances against their deferred tax assets. As a result, the effective tax rate for the period ended June 30, 2018 reflects the impact of these valuation allowances against U.S. and international deferred tax assets generated during the six month period. For the remainder of 2018, the Company anticipates income tax expense will relate solely to domestic state tax expense and international tax expense incurred in certain profitable jurisdictions. The Company evaluates its deferred tax assets each period to determine if a valuation allowance is required based on whether it is “more likely than not” that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods on a federal, state and foreign jurisdiction basis. The Company conducts its evaluation by considering all available positive and negative evidence, including historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlooks for the U.S. motion picture and broader economy, among others.

The projected worldwide effective tax rate based on annual projected earnings for the year ending December 31, 2018 is (0.2)%. The actual effective rate for the six months ended June 30, 2018 was 5.0%. The Company’s consolidated tax rate for the six months ended June 30, 2018 differs from the U.S. statutory tax rate primarily due to the valuation allowances in U.S. and foreign jurisdictions, foreign tax rate differences, permanent differences related to compensation and other discrete items.

Tax contingencies and other income tax liabilities were $18.1 million and $15.3 million as of June 30, 2018 and December 31, 2017, respectively, and are included in other long-term liabilities. The increase relates primarily to state income taxes and state income tax credits. The Company also continues to be subject to examination by the IRS and the fiscal year ended March 29, 2012 (tax year 2011) is currently under extended statute. The Company’s operations in certain jurisdictions outside of the U.S. remain subject to examination for tax years 2012 to 2016, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to the Company’s consolidated financial statements. The Company believes its allowances for income tax contingencies are adequate. Based on the information currently available, the Company does not anticipate a material (or significant) increase or decrease to its tax contingencies within the next 12 months.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company recognized provisional tax impacts of zero related to the deemed repatriated earnings and the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from those provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. Any adjustments made to the provisional amounts under SAB 118 should be recorded as discrete adjustments in the period identified (not to extend beyond the one-year measurement provided in SAB 118). During the six months ended June 30, 2018, the Company did not make any adjustments to its provisional amounts included in its consolidated financial statements for the year ended December 31, 2017. The accounting is expected to be completed when the 2017 U.S. corporate income tax return is filed in 2018.

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

Recurring Fair Value Measurements.  The following table summarizes the fair value hierarchy of the Company’s financial assets carried at fair value on a recurring basis as of June 30, 2018:

		Fair Value Measurements at June 30, 2018 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Money market mutual funds	$0.5	$0.5	$—	$—
Equity securities, available-for-sale:
Investments measured at net asset value (1)	10.3	—	—	—
Total assets at fair value	$10.8	$0.5	$—	$—

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

Nonrecurring Fair Value Measurements.    Equity interests in NCM, Inc. and NCM classified as held-for-sale were written down to their fair value during the three months ended March 31, 2018. The Company has not recorded an additional impairment for remaining NCM units as they are under agreement to sell and classified as held for sale as of June 30, 2018 for a price above book value.

Other Fair Value Measurement Disclosures.  The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at June 30, 2018 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$15.2	$—	$14.0	$1.4
Corporate borrowings	4,202.6	—	4,230.6	1.4

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

NOTE 9—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

A rollforward of reserves for theatre and other closure and disposition of assets is as follows:

	Six Months Ended
(In millions)	June 30, 2018	June 30, 2017
Beginning balance	$27.5	$34.6
Theatre and other closure expense	2.2	1.7
Transfer of assets and liabilities	1.0	0.8
Foreign currency translation adjustment	(0.2)	0.6
Cash payments	(6.9)	(6.0)
Ending balance	$23.6	$31.7

In the accompanying Consolidated Balance Sheets, as of June 30, 2018, the current portion of the ending balance totaling $8.2 million is included with accrued expenses and other liabilities and the long-term portion of the ending balance totaling $15.4 million is included with other long-term liabilities. Theatre and other closure reserves for leases that have not been terminated were recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

During the three months ended June 30, 2018 and June 30, 2017, the Company recognized theatre and other closure expense of $0.7 million and $0.8 million, respectively, and during the six months ended June 30, 2018 and June 30, 2017, the Company recognized theatre and other closure expense of $2.2 million and $1.7 million, respectively. Theatre and other closure expense included the accretion on previously closed properties with remaining lease obligations.

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the change in accumulated other comprehensive income by component:

			Unrealized Net	Unrealized Net
		Pension and	Gain from	Gain from Equity
	Foreign	Other	Marketable	Method Investees’
(In millions)	Currency	Benefits	Securities	Cash Flow Hedge	Total
Balance, December 31, 2017	$129.9	$(6.6)	$0.6	$1.7	$125.6
Other comprehensive income (loss) before reclassifications	(95.9)	(1.5)	—	0.2	(97.2)
Amounts reclassified from accumulated other comprehensive income	1.0	—	—	(0.3)	0.7
Other comprehensive income (loss)	(94.9)	(1.5)	—	(0.1)	(96.5)
Adoption of ASU 2016-01 - reclassification to retained earnings	—	—	(0.6)	—	(0.6)
Adoption of ASU 2018-02 - reclassification to retained earnings	4.0	0.6	—	0.4	5.0
Balance, June 30, 2018	$39.0	$(7.5)	$—	$2.0	$33.5

The tax effects allocated to each component of other comprehensive income (loss) during the three months ended June 30, 2018 and June 30, 2017 are as follows:

	Three Months Ended
	June 30, 2018			June 30, 2017
		Tax			Tax
	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax
(In millions)	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized foreign currency translation adjustment (1)	$(107.4)	$(0.2)	$(107.6)	$84.0	$(6.9)	$77.1
Realized loss on foreign currency transactions	1.0	—	1.0	—	—	—
Pension and other benefit adjustments:
Net loss arising during the period	(0.5)	0.1	(0.4)	(0.6)	—	(0.6)
Marketable securities:
Unrealized net holding gain (loss) arising during the period	—	—	—	0.2	(0.1)	0.1
Realized net gain reclassified into investment expense (income)	—	—	—	(0.1)	—	(0.1)
Equity method investees' cash flow hedge:
Unrealized net holding loss arising during the period	—	—	—	(0.1)	—	(0.1)
Realized net loss reclassified into equity in earnings of non-consolidated entities	(0.2)	—	(0.2)	0.1	—	0.1
Other comprehensive income (loss)	$(107.1)	$(0.1)	$(107.2)	$83.5	$(7.0)	$76.5

(1)	Deferred tax impacts of foreign currency translation for the Odeon and Nordic international operations have not been recorded due to the Company’s intent to remain permanently invested.

The tax effects allocated to each component of other comprehensive income (loss) during the six months ended June 30, 2018 and June 30, 2017 are as follows:

	Six Months Ended
	June 30, 2018			June 30, 2017
		Tax			Tax
	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax
(In millions)	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized foreign currency translation adjustment (1)	$(96.0)	$0.1	$(95.9)	$81.4	$(6.5)	$74.9
Realized loss on foreign currency transactions	1.0	—	1.0	—	—	—
Pension and other benefit adjustments:
Net gain (loss) arising during the period	(1.9)	0.4	(1.5)	(0.5)	—	(0.5)
Marketable securities:
Unrealized net holding gain (loss) arising during the period	—	—	—	0.5	(0.2)	0.3
Realized net gain reclassified into investment expense (income)	—	—	—	(0.1)	—	(0.1)
Equity method investees' cash flow hedge:
Unrealized net holding gain (loss) arising during the period	0.2	—	0.2	(0.1)	—	(0.1)
Realized net loss reclassified into equity in earnings of non-consolidated entities	(0.3)	—	(0.3)	0.1	—	0.1
Other comprehensive income (loss)	$(97.0)	$0.5	$(96.5)	$81.3	$(6.7)	$74.6

(1)	Deferred tax impacts of foreign currency translation for the Odeon and Nordic international operations have not been recorded due to the Company’s intent to remain permanently invested.

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

Below is a breakdown of select financial information by reportable operating segment:

	Three Months Ended		Six Months Ended
Revenues (In millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
U.S. markets	$1,129.3	$907.4	$2,111.4	$1,899.6
International markets	313.2	294.9	714.7	584.1
Total revenues	$1,442.5	$1,202.3	$2,826.1	$2,483.7

	Three Months Ended		Six Months Ended
Adjusted EBITDA (1) (In millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
U.S. markets (2)	$222.2	$115.0	$430.5	$312.9
International markets	22.6	20.8	92.2	74.0
Total Adjusted EBITDA	$244.8	$135.8	$522.7	$386.9

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

(2)	Distributions from NCM are reported entirely within the U.S. markets segment.

	Three Months Ended		Six Months Ended
Capital Expenditures (In millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
U.S. markets	$101.0	$139.4	$172.0	$289.7
International markets	32.8	17.3	69.1	28.3
Total capital expenditures	$133.8	$156.7	$241.1	$318.0

Financial Information About Geographic Area:

	Three Months Ended		Six Months Ended
Revenues (In millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
United States	$1,129.3	$907.4	$2,111.4	$1,899.6
United Kingdom	125.8	109.4	256.3	241.0
Italy	33.7	35.1	94.6	94.1
Spain	42.2	39.2	91.8	85.2
Sweden	33.3	37.0	93.9	38.5
Germany	24.5	28.0	57.3	60.4
Finland	22.1	19.2	50.1	19.9
Ireland	8.8	7.6	19.3	18.0
Other foreign countries	22.8	19.4	51.4	27.0
Total	$1,442.5	$1,202.3	$2,826.1	$2,483.7

	As of	As of
Long-term assets, net (In millions)	June 30, 2018	December 31, 2017
United States	$5,781.7	$5,866.8
International	2,909.2	3,066.7
Total long-term assets (1)	$8,690.9	$8,933.5

(1)	Long-term assets are comprised of property, intangible assets, goodwill, deferred income tax assets and other long-term assets.

The following table sets forth a reconciliation of net earnings (loss) to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net earnings (loss)	$22.2	$(176.5)	$39.9	$(168.1)
Plus:
Income tax provision (benefit)	(2.6)	(109.6)	2.1	(118.8)
Interest expense	82.4	69.9	164.9	132.0
Depreciation and amortization	137.7	133.3	268.2	258.6
Certain operating expenses (1)	5.7	3.5	9.4	8.8
Equity in (earnings) loss of non-consolidated entities (2)	(13.0)	195.0	(4.0)	197.3
Cash distributions from non-consolidated entities (3)	3.5	2.2	27.8	26.6
Attributable EBITDA (4)	(0.4)	1.0	1.6	1.0
Investment (income) expense	(1.5)	0.6	(6.7)	(5.0)
Other expense (income) (5)	2.5	1.0	3.7	(1.2)
General and administrative — unallocated:
Merger, acquisition and transaction costs (6)	4.3	11.5	9.0	51.7
Stock-based compensation expense (7)	4.0	3.9	6.8	4.0
Adjusted EBITDA	$244.8	$135.8	$522.7	$386.9

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

(2)

Equity in (earnings) loss of non-consolidated entities includes a lower of carrying value or fair value impairment loss of the held-for sale portion of the Company’s investment in NCM of $16.0 million for the six months ended June 30, 2018. The three and six months ended June 30, 2017 included an other-than-temporary impairment loss of $202.6 million and $204.5 million, respectively on the Company’s investment in NCM. The impairment charges reflect recording the Company’s held-for-sale units and other-than-temporary impaired shares at the publicly quoted per share price on March 31, 2018 of $5.19 and June 30, 2017 of $7.42. Equity in loss of non-consolidated entities also includes loss on the surrender (disposition) of a portion of the Company’s investment in NCM of $1.1 million during the three months ended March 31, 2018.

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

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Equity in (earnings) loss of non-consolidated entities	$(13.0)	$195.0	$(4.0)	$197.3
Less:
Equity in (earnings) loss of non-consolidated entities excluding international theatre JV's	(13.9)	195.3	(3.6)	197.6
Equity in earnings (loss) of International theatre JV's	(0.9)	0.3	0.4	0.3
Depreciation and amortization	0.5	0.7	1.2	0.7
Attributable EBITDA	$(0.4)	$1.0	$1.6	$1.0

(5)	Other expense (income) for the three and six months ended June 30, 2018 includes financing related foreign currency transaction losses.

(6)	Merger, acquisition and transition costs are excluded as they are non-operating in nature.

(7)	Non-cash or non-recurring expense included in general and administrative: other.

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

Net periodic benefit cost (credit) recognized for the plans in other expense (income) during the three months ended June 30, 2018 and June 30, 2017 consists of the following:

	U.S. Pension Benefits		International Pension Benefits
	Three Months Ended		Three Months Ended
(In millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Components of net periodic benefit cost:
Interest cost	1.0	1.0	0.7	0.7
Expected return on plan assets	(0.8)	(0.8)	(0.8)	(0.8)
Net periodic benefit cost (credit)	$0.2	$0.2	$(0.1)	$(0.1)

Net periodic benefit cost (credit) recognized for the plans in other expense (income) during the six months ended June 30, 2018 and June 30, 2017 consist of the following:

	U.S. Pension Benefits		International Pension Benefits
	Six Months Ended		Six Months Ended
(In millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Components of net periodic benefit cost:
Interest cost	2.0	2.1	1.4	1.4
Expected return on plan assets	(1.6)	(1.6)	(1.7)	(1.6)
Net periodic benefit cost (credit)	$0.4	$0.5	$(0.3)	$(0.2)

Net periodic service cost (credit) recognized for the plans in general and administrative: other: during the three months ended June 30, 2018 and June 30, 2017 consists of the following:

	U.S. Pension Benefits		International Pension Benefits
	Three Months Ended		Three Months Ended
(In millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net periodic service cost	$—	$—	$0.1	$0.1

Net periodic service cost (credit) recognized for the plans in general and administrative: other: during the six months ended June 30, 2018 and June 30, 2017 consists of the following:

	U.S. Pension Benefits		International Pension Benefits
	Six Months Ended		Six Months Ended
(In millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net periodic service cost	$—	$—	$0.3	$0.1

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

On January 12, 2018 and January 19, 2018, two putative federal securities class actions, captioned Hawaii Structural Iron workers Pension Trust Fund v. AMC Entertainment Holdings, Inc., et al., Case No. 1:18-cv-00299-AJN (the “Hawaii Action”), and Nichols v. AMC Entertainment Holdings, Inc., et al., Case No. 1:18-cv-00510-AJN (the “Nichols Action,” and together with the Hawaii Action, the “Actions”), respectively, were filed against the Company in the U.S. District Court for the Southern District of New York.  The Actions, which name certain of the Company’s officers and directors and, in the case of the Hawaii Action, the underwriters of the Company’s February 8, 2017 secondary public offering, as defendants, assert claims under some or all of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 with respect to alleged material misstatements and omissions in the registration statement for the secondary public offering and in certain other public disclosures.  On May 30, 2018, the court consolidated the Actions and appointed the International Union of Operating Engineers Pension Fund of Eastern Pennsylvania and Delaware as lead plaintiff.

On May 21, 2018, a stockholder derivative complaint, captioned Gantulga v. Aron, et al., Case No. 2:18-cv-02262-JAR-TJJ (the “Gantulga Action”), was filed against certain of the Company’s officers and directors in the U.S. District Court for the District of Kansas.  The Gantulga Action, which was filed on behalf of the Company, asserts claims under Section 14(a) of the Securities Exchange Act of 1934 and for breaches of fiduciary duty and unjust enrichment based on allegations substantially similar to the Actions.

On June 25, 2018, the Company received a letter from a purported stockholder demanding to inspect certain of the Company’s books and records pursuant to 8 Del. C. § 220 in order to investigate allegations substantially similar to those alleged in the Actions (the “Demand”).  On July 2, 2018, the Company rejected the Demand.

The Company believes the claims lack merit and intends to vigorously defend all claims asserted.

On May 28, 2015, the Company received a Civil Investigative Demand (“CID”) from the Antitrust Division of the United States Department of Justice in connection with an investigation under Sections 1 and 2 of the Sherman Antitrust Act. Beginning in May 2015, the Company also received CIDs from the Attorneys General for the States of Ohio, Texas, Washington, Florida, New York, Kansas, and from the District of Columbia, regarding similar inquiries under those states’ antitrust laws. The CIDs requested the production of documents and answers to interrogatories concerning potentially anticompetitive conduct, including film clearances and participation in certain joint ventures. The Company may receive additional CIDs from antitrust authorities in other jurisdictions in which it operates. The Company does not believe it has violated federal or state antitrust laws and is cooperating with the relevant governmental authorities. However, the Company cannot predict the ultimate scope, duration or outcome of these investigations.

NOTE 14—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Diluted earnings per share includes the effects of unvested RSU’s with a service condition only and unvested contingently issuable RSUs and PSUs that have service and performance conditions, if dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Numerator:
Net earnings (loss)	$22.2	$(176.5)	$39.9	$(168.1)
Denominator (shares in thousands):
Weighted average shares for basic earnings (loss) per common share	128,039	131,166	128,042	126,290
Common equivalent shares for RSUs and PSUs	66	—	—	—
Shares for diluted earnings (loss) per common share	128,105	131,166	128,042	126,290
Basic earnings (loss) per common share	$0.17	$(1.35)	$0.31	$(1.33)
Diluted earnings (loss) per common share	$0.17	$(1.35)	$0.31	$(1.33)

Vested RSUs and PSU’s have dividend rights identical to the Company’s Class A and Class B common stock and are treated as outstanding shares for purposes of computing basic and diluted earnings per share. Certain unvested RSUs and unvested PSUs are subject to performance conditions and are included in diluted earnings per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the Company’s 2013 Equity Incentive Plan if the end of the reporting period were the end of the contingency period. During the six months ended June 30, 2018, unvested PSU’s of 411,657 at the minimum performance target were not included in the computation of diluted earnings (loss) per share since the shares would not be issuable under the terms of the Plan, if the end of the reporting period were the end of the contingency period and they would also be anti-dilutive. During the six months ended June 30, 2018, unvested RSU’s of 902,004 were not included in the computation of diluted earnings (loss) per share because they would be anti-dilutive.

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

Consolidating Statement of Operations

Three Months Ended June 30, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$571.1	$325.2	$—	$896.3
Food and beverage	—	290.4	155.4	—	445.8
Other theatre	—	60.3	40.1	—	100.4
Total revenues	—	921.8	520.7	—	1,442.5
Operating costs and expenses
Film exhibition costs	—	322.5	148.9	—	471.4
Food and beverage costs	—	44.4	27.8	—	72.2
Operating expense, excluding depreciation and amortization	—	241.4	183.1	—	424.5
Rent	—	120.7	79.0	—	199.7
General and administrative:
Merger, acquisition and transaction costs	—	2.2	2.1	—	4.3
Other, excluding depreciation and amortization	—	26.5	16.5	—	43.0
Depreciation and amortization	—	72.5	65.2	—	137.7
Operating costs and expenses	—	830.2	522.6	—	1,352.8
Operating income (loss)	—	91.6	(1.9)	—	89.7
Other expense (income):
Equity in net (earnings) loss of subsidiaries	(26.5)	7.2	—	19.3	—
Other expense	1.0	0.7	0.5	—	2.2
Interest expense:
Corporate borrowings	61.4	63.0	0.9	(63.1)	62.2
Capital and financing lease obligations	—	1.7	8.1	—	9.8
Non-cash NCM exhibitor service agreement	—	10.4	—	—	10.4
Equity in earnings of non-consolidated entities	—	(13.0)	—	—	(13.0)
Investment income	(58.1)	(6.3)	(0.2)	63.1	(1.5)
Total other expense (income)	(22.2)	63.7	9.3	19.3	70.1
Earnings (loss) before income taxes	22.2	27.9	(11.2)	(19.3)	19.6
Income tax provision (benefit)	—	1.4	(4.0)	—	(2.6)
Net earnings (loss)	$22.2	$26.5	$(7.2)	$(19.3)	$22.2

Consolidating Statement of Operations

Three Months Ended June 30, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$462.2	$299.2	$—	$761.4
Food and beverage	—	235.4	138.7	—	374.1
Other theatre	—	40.0	26.8	—	66.8
Total revenues	—	737.6	464.7	—	1,202.3
Operating costs and expenses
Film exhibition costs	—	243.4	136.4	—	379.8
Food and beverage costs	—	33.4	28.7	—	62.1
Operating expense, excluding depreciation and amortization	—	216.1	173.1	—	389.2
Rent	—	124.5	75.3	—	199.8
General and administrative:
Merger, acquisition and transaction costs	—	10.4	1.1	—	11.5
Other, excluding depreciation and amortization	0.9	27.0	18.2	—	46.1
Depreciation and amortization	—	73.7	59.6	—	133.3
Operating costs and expenses	0.9	728.5	492.4	—	1,221.8
Operating income (loss)	(0.9)	9.1	(27.7)	—	(19.5)
Other expense (income):
Equity in net (earnings) loss of subsidiaries	172.4	35.5	—	(207.9)	—
Other expense (income)	—	1.2	(0.1)	—	1.1
Interest expense:
Corporate borrowings	59.1	61.1	0.5	(61.1)	59.6
Capital and financing lease obligations	—	2.0	8.3	—	10.3
Equity in (earnings) loss of non-consolidated entities	—	195.4	(0.4)	—	195.0
Investment income	(55.9)	(4.9)	0.3	61.1	0.6
Total other expense	175.6	290.3	8.6	(207.9)	266.6
Loss before income taxes	(176.5)	(281.2)	(36.3)	207.9	(286.1)
Income tax benefit	—	(108.8)	(0.8)	—	(109.6)
Net loss	$(176.5)	$(172.4)	$(35.5)	$207.9	$(176.5)

Consolidating Statement of Operations

Six Months Ended June 30, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$1,068.2	$703.1	$—	$1,771.3
Food and beverage	—	536.1	315.5	—	851.6
Other theatre	—	121.4	81.8	—	203.2
Total revenues	—	1,725.7	1,100.4	—	2,826.1
Operating costs and expenses
Film exhibition costs	—	583.2	314.7	—	897.9
Food and beverage costs	—	80.8	57.6	—	138.4
Operating expense, excluding depreciation and amortization	—	466.8	369.6	—	836.4
Rent	—	228.2	161.2	—	389.4
General and administrative:
Merger, acquisition and transaction costs	—	6.2	2.8	—	9.0
Other, excluding depreciation and amortization	—	52.9	34.3	—	87.2
Depreciation and amortization	—	142.3	125.9	—	268.2
Operating costs and expenses	—	1,560.4	1,066.1	—	2,626.5
Operating income	—	165.3	34.3	—	199.6
Other expense (income):
Equity in net earnings of subsidiaries	(47.8)	(16.1)	—	63.9	—
Other expense	1.0	0.5	1.9	—	3.4
Interest expense:
Corporate borrowings	122.1	125.7	1.9	(125.8)	123.9
Capital and financing lease obligations	—	3.5	16.6	—	20.1
Non-cash NCM exhibitor service agreement	—	20.9	—	—	20.9
Equity in earnings of non-consolidated entities	—	(2.9)	(1.1)	—	(4.0)
Investment income	(115.2)	(16.6)	(0.7)	125.8	(6.7)
Total other expense (income)	(39.9)	115.0	18.6	63.9	157.6
Earnings before income taxes	39.9	50.3	15.7	(63.9)	42.0
Income tax provision (benefit)	—	2.5	(0.4)	—	2.1
Net earnings	$39.9	$47.8	$16.1	$(63.9)	$39.9

Consolidating Statement of Operations

Six Months Ended June 30, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$964.1	$614.8	$—	$1,578.9
Food and beverage	—	485.3	286.4	—	771.7
Other theatre	—	82.1	51.0	—	133.1
Total revenues	—	1,531.5	952.2	—	2,483.7
Operating costs and expenses
Film exhibition costs	—	517.3	282.1	—	799.4
Food and beverage costs	—	67.0	54.9	—	121.9
Operating expense, excluding depreciation and amortization	—	436.2	309.4	—	745.6
Rent	—	247.9	142.3	—	390.2
General and administrative:
Merger, acquisition and transaction costs	—	50.6	1.1	—	51.7
Other, excluding depreciation and amortization	1.5	48.8	30.1	—	80.4
Depreciation and amortization	—	146.4	112.2	—	258.6
Operating costs and expenses	1.5	1,514.2	932.1	—	2,447.8
Operating income (loss)	(1.5)	17.3	20.1	—	35.9
Other expense (income):
Equity in net (earnings) loss of subsidiaries	161.0	(1.9)	—	(159.1)	—
Other income	—	(1.2)	(0.3)	—	(1.5)
Interest expense:
Corporate borrowings	109.8	109.4	1.1	(109.4)	110.9
Capital and financing lease obligations	—	4.0	17.1	—	21.1
Equity in (earnings) loss of non-consolidated entities	—	197.4	(0.1)	—	197.3
Investment (income) expense	(104.2)	(10.3)	0.1	109.4	(5.0)
Total other expense	166.6	297.4	17.9	(159.1)	322.8
Earnings (loss) before income taxes	(168.1)	(280.1)	2.2	159.1	(286.9)
Income tax provision (benefit)	—	(119.1)	0.3	—	(118.8)
Net earnings (loss)	$(168.1)	$(161.0)	$1.9	$159.1	$(168.1)

Consolidating Statement of Comprehensive Loss

Three Months Ended June 30, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$22.2	$26.5	$(7.2)	$(19.3)	$22.2
Other comprehensive income (loss)
Equity in other comprehensive income (loss) of subsidiaries	(107.2)	(86.0)	—	193.2	—
Unrealized foreign currency translation adjustment, net of tax	—	(22.0)	(85.6)	—	(107.6)
Realized loss on foreign currency transactions, net of tax	—	1.0	—	—	1.0
Pension and other benefit adjustments:
Net loss arising during the period, net of tax	—	—	(0.4)	—	(0.4)
Equity method investees’ cash flow hedge:
Realized net gain reclassified to equity in earnings of non-consolidated entities, net of tax	—	(0.2)	—	—	(0.2)
Other comprehensive loss	(107.2)	(107.2)	(86.0)	193.2	(107.2)
Total comprehensive loss	$(85.0)	$(80.7)	$(93.2)	$173.9	$(85.0)

Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended June 30, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net loss	$(176.5)	$(172.4)	$(35.5)	$207.9	$(176.5)
Other comprehensive income (loss)
Equity in other comprehensive income (loss) of subsidiaries	76.5	76.6	—	(153.1)	—
Unrealized foreign currency translation adjustment, net of tax	—	—	77.1	—	77.1
Pension and other benefit adjustments:
Net loss arising during period, net of tax	—	(0.1)	(0.5)	—	(0.6)
Marketable securities:
Unrealized holding gain arising during the period, net of tax	—	0.1	—	—	0.1
Realized net gain reclassified to net investment income, net of tax	—	(0.1)	—	—	(0.1)
Equity method investees’ cash flow hedge:
Unrealized net holding (loss) gain arising during the period, net of tax	—	(0.1)	—	—	(0.1)
Realized net loss reclassified to equity in earnings of non-consolidated entities, net of tax	—	0.1	—	—	0.1
Other comprehensive income	76.5	76.5	76.6	(153.1)	76.5
Total comprehensive income (loss)	$(100.0)	$(95.9)	$41.1	$54.8	$(100.0)

Consolidating Statement of Comprehensive Loss

Six Months Ended June 30, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings	$39.9	$47.8	$16.1	$(63.9)	$39.9
Other comprehensive income (loss)
Equity in other comprehensive income (loss) of subsidiaries	(96.5)	(70.0)	—	166.5	—
Unrealized foreign currency translation adjustment, net of tax	—	(27.4)	(68.5)	—	(95.9)
Realized loss on foreign currency transactions, net of tax	—	1.0	—	—	1.0
Pension and other benefit adjustments:
Net loss arising during the period, net of tax	—	—	(1.5)	—	(1.5)
Equity method investees’ cash flow hedge:
Unrealized net holding (loss) gain arising during the period, net of tax	—	0.2	—	—	0.2
Realized net gain reclassified to equity in earnings of non-consolidated entities, net of tax	—	(0.3)	—	—	(0.3)
Other comprehensive loss	(96.5)	(96.5)	(70.0)	166.5	(96.5)
Total comprehensive loss	$(56.6)	$(48.7)	$(53.9)	$102.6	$(56.6)

Consolidating Statement of Comprehensive Income (Loss)

Six Months Ended June 30, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$(168.1)	$(161.0)	$1.9	$159.1	$(168.1)
Other comprehensive income (loss)
Equity in other comprehensive income (loss) of subsidiaries	74.6	74.4	—	(149.0)	—
Unrealized foreign currency translation adjustment, net of tax	—	—	74.9	—	74.9
Pension and other benefit adjustments:
Net loss arising during the period, net of tax	—	—	(0.5)	—	(0.5)
Marketable securities:
Unrealized net holding gain arising during the period, net of tax	—	0.3	—	—	0.3
Realized net gain reclassified into net investment income, net of tax	—	(0.1)	—	—	(0.1)
Equity method investees’ cash flow hedge:
Unrealized net holding loss arising during the period, net of tax	—	(0.1)	—	—	(0.1)
Realized net loss reclassified to equity in earnings of non-consolidated entities, net of tax	—	0.1	—	—	0.1
Other comprehensive income	74.6	74.6	74.4	(149.0)	74.6
Total comprehensive income (loss)	$(93.5)	$(86.4)	$76.3	$10.1	$(93.5)

Consolidating Balance Sheet

As of June 30, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and cash equivalents	$60.5	$135.8	$120.1	$—	$316.4
Restricted cash	—	—	11.0	—	11.0
Receivables, net	(0.4)	107.2	73.2	(0.9)	179.1
Assets held for sale	—	130.5	—	—	130.5
Other current assets	—	121.2	82.7	—	203.9
Total current assets	60.1	494.7	287.0	(0.9)	840.9
Investment in equity of subsidiaries	804.1	1,462.0	—	(2,266.1)	—
Property, net	—	1,562.1	1,466.0	—	3,028.1
Intangible assets, net	—	214.2	151.1	—	365.3
Intercompany advances	5,341.3	(3,408.4)	(1,932.9)	—	—
Goodwill	(2.1)	2,422.1	2,410.7	—	4,830.7
Deferred tax asset, net	—	—	96.9	(68.7)	28.2
Other long-term assets	4.9	284.8	148.9	—	438.6
Total assets	$6,208.3	$3,031.5	$2,627.7	$(2,335.7)	$9,531.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$380.3	$156.4	$(0.9)	$535.8
Accrued expenses and other liabilities	23.0	167.0	122.2	—	312.2
Deferred revenues and income	—	228.4	82.8	—	311.2
Current maturities of corporate borrowings and capital and financing lease obligations	13.8	11.4	59.0	—	84.2
Total current liabilities	36.8	787.1	420.4	(0.9)	1,243.4
Corporate borrowings	4,201.2	1.4	—	—	4,202.6
Capital and financing lease obligations	—	68.7	468.1	—	536.8
Exhibitor services agreement	—	571.4	—	—	571.4
Deferred tax liability, net	—	85.3	27.7	(68.7)	44.3
Other long-term liabilities	—	713.5	249.5	—	963.0
Total liabilities	4,238.0	2,227.4	1,165.7	(69.6)	7,561.5
Temporary equity	0.4	—	—	—	0.4
Stockholders’ equity	1,969.9	804.1	1,462.0	(2,266.1)	1,969.9
Total liabilities and stockholders’ equity	$6,208.3	$3,031.5	$2,627.7	$(2,335.7)	$9,531.8

Consolidating Balance Sheet

As of December 31, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and cash equivalents	$1.1	$85.0	$223.9	$—	$310.0
Restricted cash	—	—	8.3	—	8.3
Receivables, net	0.4	186.4	84.7	—	271.5
Assets held for sale	—	80.0	—	—	80.0
Other current assets	—	118.0	84.6	—	202.6
Total current assets	1.5	469.4	401.5	—	872.4
Investment in equity of subsidiaries	2,450.6	1,513.4	—	(3,964.0)	—
Property, net	—	1,591.1	1,525.4	—	3,116.5
Intangible assets, net	—	218.9	161.6	—	380.5
Intercompany advances	3,914.1	(1,893.3)	(2,020.8)	—	—
Goodwill	(2.1)	2,422.1	2,511.7	—	4,931.7
Deferred tax asset, net	—	—	97.6	(68.7)	28.9
Other long-term assets	5.8	326.5	143.6	—	475.9
Total assets	$6,369.9	$4,648.1	$2,820.6	$(4,032.7)	$9,805.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$373.7	$195.9	$—	$569.6
Accrued expenses and other liabilities	24.2	165.3	161.6	—	351.1
Deferred revenues and income	—	270.8	130.2	—	401.0
Current maturities of corporate borrowings and capital and financing lease obligations	13.8	11.8	62.1	—	87.7
Total current liabilities	38.0	821.6	549.8	—	1,409.4
Corporate borrowings	4,218.7	1.4	—	—	4,220.1
Capital and financing lease obligations	—	73.5	505.4	—	578.9
Exhibitor services agreement	—	530.9	—	—	530.9
Deferred tax liability, net	—	85.3	33.0	(68.7)	49.6
Other long-term liabilities	—	684.8	219.0	—	903.8
Total liabilities	4,256.7	2,197.5	1,307.2	(68.7)	7,692.7
Temporary equity	0.8	—	—	—	0.8
Stockholders’ equity	2,112.4	2,450.6	1,513.4	(3,964.0)	2,112.4
Total liabilities and stockholders’ equity	$6,369.9	$4,648.1	$2,820.6	$(4,032.7)	$9,805.9

Consolidating Statement of Cash Flows

Six Months Ended June 30, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by operating activities	$10.7	$211.6	$74.8	$—	$297.1
Cash flows from investing activities:
Capital expenditures	—	(128.7)	(112.4)	—	(241.1)
Proceeds from sale leaseback transactions	—	50.1	—	—	50.1
Proceeds from disposition of NCM, Inc. shares	—	7.1	—	—	7.1
Proceeds from disposition of long-term assets	—	4.3	9.2	—	13.5
Investments in non-consolidated entities, net	—	(10.7)	—	—	(10.7)
Other, net	—	(2.0)	1.6	—	(0.4)
Net cash used in investing activities	—	(79.9)	(101.6)	—	(181.5)
Cash flows from financing activities:
Principal payments under Term Loan	(6.9)	—	—	—	(6.9)
Principal payments under capital and financing lease obligations	—	(5.1)	(30.8)	—	(35.9)
Cash used to pay deferred financing costs	(2.2)	—	—	—	(2.2)
Cash used to pay dividends	(51.4)	—	—	—	(51.4)
Taxes paid for restricted unit withholdings	(1.7)	—	—	—	(1.7)
Purchase of treasury stock	(19.8)	—	—	—	(19.8)
Change in intercompany advances	145.4	(101.7)	(43.7)	—	—
Net cash provided by (used in) financing activities	63.4	(106.8)	(74.5)	—	(117.9)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(14.7)	25.9	0.2	—	11.4
Net increase (decrease) in cash and cash equivalents and restricted cash	59.4	50.8	(101.1)	—	9.1
Cash and cash equivalents and restricted cash at beginning of period	1.1	85.0	232.2	—	318.3
Cash and cash equivalents and restricted cash at end of period	$60.5	$135.8	$131.1	$—	$327.4

Consolidating Statement of Cash Flows

Six Months Ended June 30, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by operating activities	$14.4	$24.6	$79.4	$—	$118.4
Cash flows from investing activities:
Capital expenditures	—	(217.0)	(101.0)	—	(318.0)
Acquisition of Nordic, net of cash and restricted cash acquired	—	(654.9)	77.3	—	(577.6)
Acquisition of Carmike, net of cash and restricted cash acquired	—	—	0.1	—	0.1
Proceeds from disposition of long-term assets	—	9.0	13.4	—	22.4
Investments in non-consolidated entities, net	—	(0.9)	1.6	—	0.7
Other, net	—	(2.0)	(0.8)	—	(2.8)
Net cash used in investing activities	—	(865.8)	(9.4)	—	(875.2)
Cash flows from financing activities:
Proceeds from the issuance of Senior Subordinated Sterling Notes due 2024	327.8	—	—	—	327.8
Proceeds from the issuance of Senior Subordinated Notes due 2027	475.0	—	—	—	475.0
Payment of Nordic SEK Term Loan	(144.4)	—	—	—	(144.4)
Payment of Nordic EUR Term Loan	(169.5)	—	—	—	(169.5)
Net proceeds from equity offering	616.8	—	—	—	616.8
Net borrowings under Revolving Credit Facility	50.0				50.0
Principal payment of Bridge Loan due 2017	(350.0)	—	—	—	(350.0)
Principal payments under Term Loan	(5.7)	—	—	—	(5.7)
Principal payments under capital and financing lease obligations	—	(4.6)	(32.2)	—	(36.8)
Cash used to pay deferred financing costs	(29.5)	—	—	—	(29.5)
Cash used to pay dividends	(52.5)	—	—	—	(52.5)
Taxes paid for restricted unit withholdings	(6.5)				(6.5)
Change in intercompany advances	(759.7)	818.6	(58.9)	—	—
Net cash provided by (used in) financing activities	(48.2)	814.0	(91.1)	—	674.7
Effect of exchange rate changes on cash and cash equivalents and restricted cash	31.7	(27.8)	7.9	—	11.8
Net decrease in cash and cash equivalents and restricted cash	(2.1)	(55.0)	(13.2)	—	(70.3)
Cash and cash equivalents and restricted cash at beginning of period	3.0	94.7	132.5	—	230.2
Cash and cash equivalents and restricted cash at end of period	$0.9	$39.7	$119.3	$—	$159.9

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10–Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “forecast,” “estimate,” “project,” “intend,” “plan,” “expect,” “should,” “believe” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Similarly, certain statements made herein and elsewhere regarding our recent acquisitions are also forward-looking statements, including statements regarding the expected benefits of the acquisition on our future business, operations and financial performance and our ability to successfully integrate the recently acquired businesses. These forward-looking statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

•	risks relating to motion picture production and performance;

•	our lack of control over distributors of films;

•	intense competition in the geographic areas in which we operate;

•	increased use of alternative film delivery methods or other forms of entertainment;

•	shrinking exclusive theatrical release windows;

•	general and international economic, political, social and financial market conditions and other risks including the effects of the exit of the United Kingdom from the European Union;

•	risks and uncertainties relating to our significant indebtedness;

•	limitations on the availability of capital may prevent us from deploying strategic initiatives and continue our share repurchase program;

•	certain covenants in the agreements that govern our indebtedness may limit our ability to take advantage of certain business opportunities;

•	our ability to achieve expected synergies, benefits and performance from our recent strategic theatre acquisitions and strategic initiatives;

•	our ability to refinance our indebtedness on terms favorable to us;

•	optimizing our theatre circuit through new construction and the transformation of our existing theatres may be subject to delay and unanticipated costs;

•	failures, unavailability or security breaches of our information systems;

•	risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges;

•	our ability to utilize net operating loss carryforwards to reduce our future tax liability or valuation allowances taken with respect to deferred tax assets;

•	review by antitrust authorities in connection with acquisition opportunities;

•	risks relating to unexpected costs or unknown liabilities relating to recently completed acquisitions;

•	risks relating to the incurrence of legal liability, including costs associated with recently filed securities class action lawsuits;

•	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;

•	risks of poor financial results may prevent us from deploying strategic initiatives;

•	operating a business in international markets AMC is unfamiliar with, including acceptance by movie-goers of AMC initiatives that are new to those markets;

•

increased costs in order to comply or resulting from failure to comply with governmental regulation, including the General Data Protection Regulation (“GDPR”) and the impact of governmental investigations concerning potentially anticompetitive conduct, including film clearances and partnering with other major exhibitors in joint ventures; and

•

we may not generate sufficient cash flows or have sufficient restricted payment capacity under our Senior Secured Credit Facility or the indentures governing our debt securities to pay our intended dividends on our Class A and Class B common stock.

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

Our theatrical exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs® customer frequency membership program, rental of theatre auditoriums, income from gift card and exchange ticket sales, on-line ticketing fees and arcade games located in theatre lobbies. As of June 30, 2018, we owned, operated or had interests in 1,005 theatres and 10,988 screens.

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

AMC Movie Screens

During the six months ended June 30, 2018, we opened four new theatres with a total of 40 screens, acquired three theatres with 31 screens, permanently closed 134 screens, temporarily closed 274 screens and reopened 156 screens to implement our strategy to install consumer experience upgrades.

As of June 30, 2018, we had 5,428 3D enabled screens, including 212 IMAX®, and 101 Premium Large Format (“PLF”) screens; approximately 49% of our screens were 3D enabled screens, including IMAX® 3D enabled screens, and approximately 2% of our screens were IMAX® 3D enabled screens. The following table identifies the upgrades to our theatre circuit during the periods indicated:

	Number of	Number of
	Screens As of	Screens As of
Format	June 30, 2018	December 31, 2017
Digital	10,988	11,169
3D enabled	5,428	5,471
IMAX® (3D enabled)	212	209
Dolby CinemaTM at AMC	106	89
Other PLF (3D enabled)	101	99
Dine-in theatres	441	430
Premium seating	2,862	2,631

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

As of June 30, 2018, AMC is the largest IMAX® exhibitor in the U.S. with a 51% market share, and each of our IMAX® local installations is protected by geographic exclusivity. As of June 30, 2018, our IMAX® screen count is 98% greater than our closest competitor. We believe that we have had considerable success with our IMAX® partnership.

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

As of June 30, 2018, we have 106 fully operational Dolby Cinema™ at AMC screens in the U.S. In August 2016, we announced the acceleration of our Dolby Cinema™ at AMC deployment. We expect to have 128 Dolby Cinema™ at AMC screens operational by the end of 2018.

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

Recliner seating is the key feature of theatre renovations. We believe that maximizing comfort and convenience for our customers will be increasingly necessary to maintain and improve our relevance. These renovations, in conjunction with capital contributions from our landlords, involve stripping theatres to their basic structure in order to replace finishes throughout, upgrade the sight and sound experience, install modernized points of sale and, most importantly, replace traditional theatre seats with plush, electric recliners that allow customers to deploy a leg rest and fully recline at the push of a button. The renovation process typically involves losing up to two-thirds of a given auditorium’s seating capacity. For an industry historically focused on quantity, this reduction in seating capacity could be viewed as counter-intuitive and harmful to revenues. However, the quality improvement in the customer experience is driving a 48% increase in attendance on average at these locations in their first-year post renovation. Our customers have responded favorably to the significant personal space gains from ample row depths, ability to recline or stretch their legs, extra-wide pillowed chaise and oversized armrests. The reseated theatres attract more midweek audiences than normal theatres and tend to draw more adults who pay higher ticket prices than teens or young children. We typically do not change ticket prices in the first year after construction, however, in subsequent years we typically increase our ticket prices at our reseated theatres by amounts well in excess of price adjustments for our non-renovated theatres.

As of June 30, 2018, we now feature recliner seating in approximately 295 theatres, including Dine-in-Theatres, totaling approximately 2,862 screens. By the end of 2018, we expect to convert an additional 421 screens to recliner seating.

Rebalancing of the new supply-demand relationship created by recliner seating presents us two further opportunities to improve customer convenience and maximize operating results: open-source internet ticketing and reserved seating.

Open-source internet ticketing makes our AMC seats (over 1.1 million) in all our U.S. theatres and auditoriums, for all our showtimes, widely available on as many websites as possible. This is a significant departure from the years prior to 2012, when tickets to any one of our theatres were only available on one website. Our tickets are currently on sale over the internet, directly or through mobile apps, at our own website and app, Fandango, Movietickets.com, Flixster, and Atom Tickets. We believe increased online access is important because it captures customers’ purchase intent more immediately and directly than if we wait for their arrival at the theatre box office to make a purchase. Carefully monitoring internet pre-sales also lets us adjust capacity in real time, moving movies that are poised to over perform to larger capacity auditoriums or adding additional auditoriums, thereby maximizing yield.

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

Coca Cola Freestyle® puts customers in charge with over 100 drink flavor options in a technologically advanced compact footprint. Our operational excellence and history of innovation rewarded us with first-mover advantage on this new technology, which, as of June 30, 2018, was deployed in substantially all of our AMC theatres.

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

On June 20, 2018, we announced the launch of AMC Stubs® A-List, a new VIP tier of our AMC Stubs® loyalty program for $19.95 per month. This program will offer guests the very best of AMC up to three times per week including multiple movies per day and repeat visits to already seen movies. AMC Stubs® A-List also includes premium offerings including IMAX®,  Dolby Cinema™ at AMC, RealD, Prime and BigD. AMC Stubs® A-List members can book tickets on-line in advance, and select specific seats at AMC Theatres with reserved seating.

As of June 30, 2018, we had 15,279,000 member households in the AMC Stubs® program. AMC Stubs® members represented approximately 32% of AMC U.S. markets attendance during the three months ended June 30, 2018, driving an average 188% higher total gross revenue versus non-members. We believe movie-goers want to be recognized and rewarded for attending our theatres and as a result, our new AMC Stubs® program is designed to strengthen guest loyalty, attract new guests and drive additional return visits. Our much larger database of identified movie-goers also provides us with additional insight into our customers’ movie preferences, and this enables us to have both a larger and a more targeted marketing effort to support our Hollywood studio partners.

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

The following tables reflect AMC Stubs® activity during the three and six months ended June 30, 2018:

			AMC Stubs® Revenue for
			Three Months Ended June 30, 2018
	Deferred			Food and		Other Theatre
	Membership	Deferred	Admissions	Beverage	Ticketing	Revenues
(In millions)	Fees	Rewards	Revenues	Revenues	Revenues	(Membership Fees)
Balance, March 31, 2018	$16.2	$24.8
Membership fees received	10.0	—	$—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	7.0	(7.0)	—	—	—
Food and beverage	—	14.3	—	(14.3)	—	—
Rewards redeemed:
Admissions	—	(6.8)	6.8	—	—	—
Food and beverage	—	(11.9)	—	11.9	—	—
Amortization of deferred revenue	(7.7)	—	0.9	1.8	0.9	4.1
For the period ended or balance as of June 30, 2018	$18.5	$27.4	$0.7	$(0.6)	$0.9	$4.1

			AMC Stubs® Revenue for
			Six Months Ended June 30, 2018
	Deferred			Food and		Other Theatre
	Membership	Deferred	Admissions	Beverage	Ticketing	Revenues
(In millions)	Fees	Rewards	Revenues	Revenues	Revenues	(Membership Fees)
Balance, December 31, 2017	$15.8	$26.4
Cumulative effect of ASC 606	—	(3.3)
Membership fees received	17.6	—	$—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	14.4	(14.4)	—	—	—
Food and beverage	—	24.0	—	(24.0)	—	—
Rewards redeemed:
Admissions	—	(13.0)	13.0	—	—	—
Food and beverage	—	(21.1)	—	21.1	—	—
Amortization of deferred revenue	(14.9)	—	1.8	3.6	1.8	7.9
For the period ended or balance as of June 30, 2018	$18.5	$27.4	$0.4	$0.7	$1.8	$7.9

The following tables reflect AMC Stubs® activity during the three and six months ended June 30, 2017:

			AMC Stubs® Revenue for
			Three Months Ended June 30, 2017
	Deferred			Food and		Other Theatre
	Membership	Deferred	Admissions	Beverage	Ticketing	Revenues
(In millions)	Fees	Rewards	Revenues	Revenues	Revenues	(Membership Fees)
Balance, March 31, 2017	$13.0	$25.1
Membership fees received	9.6	—	$—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	6.0	(6.0)	—	—	—
Food and beverage	—	9.6	—	(9.6)	—	—
Rewards redeemed:
Admissions	—	(6.4)	6.4	—	—	—
Food and beverage	—	(9.8)	—	9.8	—	—
Amortization of deferred revenue	(6.1)	—	0.7	1.5	0.7	3.2
For the period ended or balance as of June 30, 2017	$16.5	$24.5	$1.1	$1.7	$0.7	$3.2

			AMC Stubs® Revenue for
			Six Months Ended June 30, 2017
	Deferred			Food and		Other Theatre
	Membership	Deferred	Admissions	Beverage	Ticketing	Revenues
(In millions)	Fees	Rewards	Revenues	Revenues	Revenues	(Membership Fees)
Balance, December 31, 2016	$12.5	$23.3
Membership fees received	16.2	—	$—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	12.6	(12.6)	—	—	—
Food and beverage	—	18.7	—	(18.7)	—	—
Rewards redeemed:
Admissions	—	(12.3)	12.3	—	—	—
Food and beverage	—	(17.8)	—	17.8	—	—
Amortization of deferred revenue	(12.2)	—	1.4	2.9	1.5	6.4
For the period ended or balance as of June 30, 2017	$16.5	$24.5	$1.1	$2.0	$1.5	$6.4

Significant Events

Critical Accounting Policies – Income Taxes

In the fourth quarter of calendar 2017, we recorded the impact of the change in the U.S. enacted federal income tax rate from 35% to 21% which reduced our deferred tax assets. During the fourth quarter and in connection with the preparation of our 2017 financial statements, we also determined that realization of our deferred tax assets in the U.S. tax jurisdictions was not more likely than not, primarily as a result of cumulative net losses recorded for three years and we recorded a full valuation allowance for our deferred tax assets in U.S. tax jurisdictions. As a result of the change in enacted tax rate and recording a full valuation allowance for our deferred tax assets in U.S. tax jurisdictions, we recorded a charge to income tax provision in the fourth quarter of approximately $310.0 million. See Note 7–Income Taxes in the Notes to Consolidated Financial Statements under Part I, hereof for further information.

Critical Accounting Policies – Goodwill

We evaluate goodwill for impairment annually as of the beginning of the fourth fiscal quarter or more frequently as specific events or circumstances dictate. A decline in our common stock price and the resulting impact on market capitalization is one of several qualitative factors we consider when making this evaluation. Based on declines in the trading price of our Class A common stock, we performed an interim goodwill impairment test as of September 30,

2017. We performed a qualitative assessment as of December 31, 2017, March 31, 2018 and June 30, 2018. We considered the potential for changes in the inputs utilized in our prior quantitative analyses as of September 30, 2017 and our actual cashflows from September 30, 2017 through June 30, 2018 which were consistent with our projections of cashflows for our three reporting units and concluded there were no qualitative factors that would indicate it is more likely than not that the fair value of any of our reporting units is less than its carrying amount, including goodwill as of June 30, 2018.

The following table sets forth the historical closing prices per share of our Class A common stock for the calendar periods indicated:

Closing
Date	Price Per Share
January 31, 2017	$33.75
February 28, 2017	31.35
March 31, 2017	31.45
April 28, 2017	30.30
May 31, 2017	22.50
June 30, 2017	22.75
July 31, 2017	20.40
August 31, 2017	13.40
September 29, 2017	14.70
October 31, 2017	13.90
November 30, 2017	14.25
December 31, 2017	15.10
January 31, 2018	12.80
February 28, 2018	15.00
March 31, 2018	14.05
April 30, 2018	17.45
May 31, 2018	14.60
June 30, 2018	15.90
July 31, 2018	16.30
August 3, 2018	17.15

If the market price of our common stock declines from current levels, or if other events or circumstances change that would more likely than not reduce the fair value of our reporting units below their respective carrying value, all or a portion of our goodwill may be impaired in future periods.  Examples of such adverse events or circumstances that could change include (i) an adverse change in macroeconomic conditions; (ii) increased cost factors that have a negative effect on our earnings and cash flows; (iii) negative or overall declining financial performance compared with our actual and projected results of relevant prior periods; and (iv) a sustained decrease in our share price. Any impairment charges that we may take in the future could be material to our results of operations and financial condition. Our closing price per share of our common stock is in excess of our $15.44 carrying value per share as of June 30, 2018.

NCM.  As of June 30, 2018, we owned 21,477,480 common membership units in NCM, classified as held for sale. In March 2018, we recorded in the line item, Equity in loss of non-consolidated entities, a lower of carrying value or fair value impairment charge of $16.0 million, to reduce the carrying value of our held-for-sale interests in NCM common units and NCM, Inc. common shares to Level 1 fair value as of March 31, 2018. The impairment charge reflects recording our held-for-sale units and shares at the publicly quoted per share price on March 31, 2018 of $5.19.

On June 18, 2018, the Company entered into two Unit Purchase Agreements (the “Agreements”) with each of Regal Cinemas, Inc. (“Regal”) and Cinemark USA, Inc. (“Cinemark”) pursuant to which Regal and Cinemark each separately agreed to purchase 10,738,740 common units of NCM at a sales price of $7.30 per unit and aggregate consideration of approximately $156.8 million (the “Sales”). The Sales closed on July 5, 2018. Following the closing of the Sales, the Company will no longer own any shares of common stock NCM, Inc. or NCM. NCM has consented to the Sales and waived its rights under the memorandum of understanding that provided the Company would not reduce its combined ownership of NCM and NCM, Inc. below 4.5%. We expect to record a gain on sale of approximately

$30.0 million during the three months ended September 30, 2018. We are in full compliance with the DOJ final judgment.

Screenvision Merger.  On May 30, 2018 Screenvision entered into an Agreement and Plan of Merger under which a change of control in Screenvision occurred upon consummation of the transactions contemplated therein. We received distributions and merger consideration of $45.9 million on July 2, 2018 upon consummation of the merger and retain a 21.2% common membership interest in Screenvision on a fully diluted basis. We expect to reduce the carrying value of our investment in Screenvision to $0 and record equity in earnings for the excess distribution of approximately $30.0 million during the three months ended September 30, 2018.

Sale and Leaseback Transaction: On June 18, 2018, we completed the sale and leaseback of the real estate assets associated with one theatre for proceeds, net of closing costs, of $50.1 million. The gain on the sale of approximately $27.4 million has been deferred and will be amortized over the remaining lease term.

Dividends.  The following is a summary of dividends and dividend equivalents declared to stockholders:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 28, 2018	March 12, 2018	March 26, 2018	$0.20	$26.0
May 3, 2018	June 11, 2018	June 25, 2018	0.20	26.0
February 14, 2017	March 13, 2017	March 27, 2017	0.20	26.2
April 27, 2017	June 5, 2017	June 19, 2017	0.20	26.5
August 3, 2017	September 11, 2017	September 25, 2017	0.20	26.5
October 27, 2017	December 4, 2017	December 18, 2017	0.20	25.9

During the six months ended June 30, 2018 and June 30, 2017, we paid dividends and dividend equivalents of $51.4 million and $52.5 million, respectively. As of June 30, 2018, we accrued $0.9 million for the remaining unpaid dividends.

On July 24, 2018, we declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on September 24, 2018 to stockholders of record on September 10, 2018.

Stock Repurchases.  On August 3, 2017, we announced that our Board of Directors had approved a $100.0 million share repurchase program to repurchase our Class A common stock over a two-year period.

Repurchases may be made at management's discretion from time to time through open-market transactions including block purchases, through privately negotiated transactions, or otherwise over the next two years in accordance with all applicable securities laws and regulations. The extent to which AMC repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements, and other corporate considerations, as determined by AMC’s management team. Repurchases may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when our management might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate us to repurchase any minimum dollar amount or number of shares and may be suspended for periods or discontinued at any time. During the six months ended June 30, 2018, we repurchased 500,000 shares of Class A common stock at a cost of $8.2 million. As of June 30, 2018, we had $44.3 million remaining available for repurchases under this plan.

Nordic Acquisition.  On March 28, 2017, we completed the acquisition of Nordic Cinema Group. As such, three months of Nordic financial results are included in the Management’s Discussion and Analysis for the three months ended June 30, 2017, while three months and four days of Nordic financial results are included for the six months ended June 30, 2017 and six months of Nordic financial results are included for the six months ended June 30, 2018.

Operating Results

The following table sets forth our consolidated revenues, operating costs and expenses.

	Three Months Ended			Six Months Ended
(In millions)	June 30, 2018	June 30, 2017	% Change	June 30, 2018	June 30, 2017	% Change
Revenues
Admissions	$896.3	$761.4	17.7%	$1,771.3	$1,578.9	12.2%
Food and beverage	445.8	374.1	19.2%	851.6	771.7	10.4%
Other theatre	100.4	66.8	50.3%	203.2	133.1	52.7%
Total revenues	$1,442.5	$1,202.3	20.0%	$2,826.1	$2,483.7	13.8%
Operating Costs and Expenses
Film exhibition costs	$471.4	$379.8	24.1%	$897.9	$799.4	12.3%
Food and beverage costs	72.2	62.1	16.3%	138.4	121.9	13.5%
Operating expense, excluding depreciation and amortization below	424.5	389.2	9.1%	836.4	745.6	12.2%
Rent	199.7	199.8	(0.1)%	389.4	390.2	(0.2)%
General and administrative:
Merger, acquisition and transaction costs	4.3	11.5	(62.6)%	9.0	51.7	(82.6)%
Other, excluding depreciation and amortization below	43.0	46.1	(6.7)%	87.2	80.4	8.5%
Depreciation and amortization	137.7	133.3	3.3%	268.2	258.6	3.7%
Operating costs and expenses	1,352.8	1,221.8	10.7%	2,626.5	2,447.8	7.3%
Operating income (loss)	89.7	(19.5)	* %	199.6	35.9	* %
Other expense (income):
Other (income) expense	2.2	1.1	100.0%	3.4	(1.5)	* %
Interest expense:
Corporate borrowings	62.2	59.6	4.4%	123.9	110.9	11.7%
Capital and financing lease obligations	9.8	10.3	(4.9)%	20.1	21.1	(4.7)%
Non-cash NCM exhibitor service agreement	10.4	—	N/A	20.9	—	N/A
Equity in (earnings) loss of non-consolidated entities (1)	(13.0)	195.0	* %	(4.0)	197.3	* %
Investment (income) expense	(1.5)	0.6	* %	(6.7)	(5.0)	34.0%
Total other (income) expense	70.1	266.6	(73.7)%	157.6	322.8	(51.2)%
Earnings (loss) before income taxes	19.6	(286.1)	* %	42.0	(286.9)	* %
Income tax provision (benefit)	(2.6)	(109.6)	(97.6)%	2.1	(118.8)	* %
Net earnings (loss)	$22.2	$(176.5)	* %	$39.9	$(168.1)	* %

(1)

Equity in (earnings) loss of non-consolidated entities includes a lower of cost or fair value impairment of our held-for-sale investment in NCM of $16.0 million for the six months ended June 30, 2018. The three and six months ended June 30, 2017 included an other-than-temporary impairment loss of $202.6 million and $204.5 million, respectively, on our investment in NCM.

*     Percentage change in excess of 100%

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Operating Data:
Screen additions	17	23	40	42
Screen acquisitions	9	22	31	705
Screen dispositions	44	219	134	236
Construction openings (closures), net	(65)	10	(118)	14
Average screens (1)	10,684	10,776	10,737	10,606
Number of screens operated	10,988	11,083	10,988	11,083
Number of theatres operated	1,005	1,009	1,005	1,009
Screens per theatre	10.9	11.0	10.9	11.0
Attendance (in thousands) (1)	91,245	81,636	182,177	174,990

(1)	Includes consolidated theatres only and excludes screens offline due to construction.

Segment Operating Results

The following table sets forth our revenues, operating costs and expenses by reportable segment.

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
(In millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues
Admissions	$694.2	$565.3	$202.1	$196.1	$896.3	$761.4
Food and beverage	369.3	300.7	76.5	73.4	445.8	374.1
Other theatre	65.8	41.4	34.6	25.4	100.4	66.8
Total revenues	1,129.3	907.4	313.2	294.9	1,442.5	1,202.3
Operating Costs and Expenses
Film exhibition costs	391.4	298.6	80.0	81.2	471.4	379.8
Food and beverage costs	54.3	45.1	17.9	17.0	72.2	62.1
Operating expense	300.6	278.8	123.9	110.4	424.5	389.2
Rent	145.5	149.0	54.2	50.8	199.7	199.8
General and administrative expense:
Merger, acquisition and transaction costs	2.2	10.3	2.1	1.2	4.3	11.5
Other	26.5	27.9	16.5	18.2	43.0	46.1
Depreciation and amortization	97.2	98.6	40.5	34.7	137.7	133.3
Operating costs and expenses	1,017.7	908.3	335.1	313.5	1,352.8	1,221.8
Operating income (loss)	111.6	(0.9)	(21.9)	(18.6)	89.7	(19.5)
Other expense (income):
Other (income) expense	1.7	1.2	0.5	(0.1)	2.2	1.1
Interest expense:
Corporate borrowings	61.3	59.1	0.9	0.5	62.2	59.6
Capital and financing lease obligations	4.4	5.1	5.4	5.2	9.8	10.3
Non-cash NCM exhibitor service agreement	10.4	—	—	—	10.4	—
Equity in (earnings) loss of non-consolidated entities	(13.9)	195.1	0.9	(0.1)	(13.0)	195.0
Investment (income) expense	(1.6)	0.2	0.1	0.4	(1.5)	0.6
Total other expense	62.3	260.7	7.8	5.9	70.1	266.6
Earnings (loss) before income taxes	49.3	(261.6)	(29.7)	(24.5)	19.6	(286.1)
Income tax provision (benefit)	1.4	(108.8)	(4.0)	(0.8)	(2.6)	(109.6)
Net earnings (loss)	$47.9	$(152.8)	$(25.7)	$(23.7)	$22.2	$(176.5)

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Segment Operating Data:
Screen additions	17	—	—	23	17	23
Screen acquisitions	9	22	—	—	9	22
Screen dispositions	44	194	—	25	44	219
Construction openings (closures), net	(38)	23	(27)	(13)	(65)	10
Average screens (1)	8,010	8,059	2,674	2,717	10,684	10,776
Number of screens operated	8,080	8,149	2,908	2,934	10,988	11,083
Number of theatres operated	639	643	366	366	1,005	1,009
Screens per theatre	12.6	12.7	7.9	8.0	10.9	11.0
Attendance (in thousands) (1)	69,751	57,949	21,494	23,687	91,245	81,636

(1)	Includes consolidated theatres only and excludes screens offline due to construction.

	U.S. Markets		International Markets		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
(In millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues
Admissions	$1,298.9	$1,184.6	$472.4	$394.3	$1,771.3	$1,578.9
Food and beverage	680.8	626.5	170.8	145.2	851.6	771.7
Other theatre	131.7	88.5	71.5	44.6	203.2	133.1
Total revenues	2,111.4	1,899.6	714.7	584.1	2,826.1	2,483.7
Operating Costs and Expenses
Film exhibition costs	707.6	635.5	190.3	163.9	897.9	799.4
Food and beverage costs	98.6	88.5	39.8	33.4	138.4	121.9
Operating expense	582.5	551.4	253.9	194.2	836.4	745.6
Rent	278.7	297.5	110.7	92.7	389.4	390.2
General and administrative expense:
Merger, acquisition and transaction costs	6.2	50.6	2.8	1.1	9.0	51.7
Other	52.9	50.3	34.3	30.1	87.2	80.4
Depreciation and amortization	191.3	195.3	76.9	63.3	268.2	258.6
Operating costs and expenses	1,917.8	1,869.1	708.7	578.7	2,626.5	2,447.8
Operating income (loss)	193.6	30.5	6.0	5.4	199.6	35.9
Other expense (income):
Other (income) expense	1.5	(1.2)	1.9	(0.3)	3.4	(1.5)
Interest expense:
Corporate borrowings	122.0	109.8	1.9	1.1	123.9	110.9
Capital and financing lease obligations	9.0	10.3	11.1	10.8	20.1	21.1
Non-cash NCM exhibitor service agreement	20.9	—	—	—	20.9	—
Equity in (earnings) loss of non-consolidated entities (1)	(3.6)	197.4	(0.4)	(0.1)	(4.0)	197.3
Investment (income) expense	(6.7)	(5.1)	—	0.1	(6.7)	(5.0)
Total other expense	143.1	311.2	14.5	11.6	157.6	322.8
Earnings (loss) before income taxes	50.5	(280.7)	(8.5)	(6.2)	42.0	(286.9)
Income tax provision (benefit)	2.5	(119.1)	(0.4)	0.3	2.1	(118.8)
Net earnings (loss)	$48.0	$(161.6)	$(8.1)	$(6.5)	$39.9	$(168.1)

	U.S. Markets		International Markets		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Segment Operating Data:
Screen additions	26	9	14	33	40	42
Screen acquisitions	23	22	8	683	31	705
Screen dispositions	125	202	9	34	134	236
Construction openings (closures), net	(68)	27	(50)	(13)	(118)	14
Average screens (1)	8,053	8,111	2,684	2,495	10,737	10,606
Number of screens operated	8,080	8,149	2,908	2,934	10,988	11,083
Number of theatres operated	639	643	366	366	1,005	1,009
Screens per theatre	12.6	12.7	7.9	8.0	10.9	11.0
Attendance (in thousands) (1)	131,607	124,772	50,570	50,218	182,177	174,990

(1)	Includes consolidated theatres only and excludes screens offline due to construction.

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

Adjusted EBITDA increased by $109.0 million or 80.3% during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Adjusted EBITDA in U.S. markets increased by $107.2 million or 93.2% primarily due to increases in attendance and decreases in rent expense related to a lease modification during the three months ended June 30, 2018. Adjusted EBITDA in international markets increased $1.8 million or 8.7%  primarily due to foreign currency translation.

Adjusted EBITDA increased by $135.8 million or 35.1% during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Adjusted EBITDA in U.S. markets increased by $117.6 million or 37.6% primarily due to increases in attendance and decreases in rent expense related to a lease modification during the six months ended June 30, 2018. Adjusted EBITDA in international markets increased $18.2 million or 24.6%  primarily due to increases in attendance from the Nordic acquisition on March 28, 2017 and foreign currency translation.

The following tables set forth our Adjusted EBITDA by reportable operating segment and our reconciliation of Adjusted EBITDA:

	Three Months Ended		Six Months Ended
Adjusted EBITDA (In millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
U.S. markets (1)	$222.2	$115.0	$430.5	$312.9
International markets	22.6	20.8	92.2	74.0
Total Adjusted EBITDA	$244.8	$135.8	$522.7	$386.9

(1)	Distributions from NCM are reported entirely within the U.S. markets segment.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net earnings (loss)	$22.2	$(176.5)	$39.9	$(168.1)
Plus:
Income tax provision (benefit)	(2.6)	(109.6)	2.1	(118.8)
Interest expense	82.4	69.9	164.9	132.0
Depreciation and amortization	137.7	133.3	268.2	258.6
Certain operating expenses (1)	5.7	3.5	9.4	8.8
Equity in (earnings) loss of non-consolidated entities (2)	(13.0)	195.0	(4.0)	197.3
Cash distributions from non-consolidated entities (3)	3.5	2.2	27.8	26.6
Attributable EBITDA (4)	(0.4)	1.0	1.6	1.0
Investment (income) expense	(1.5)	0.6	(6.7)	(5.0)
Other expense (income) (5)	2.5	1.0	3.7	(1.2)
General and administrative — unallocated:
Merger, acquisition and transaction costs (6)	4.3	11.5	9.0	51.7
Stock-based compensation expense (7)	4.0	3.9	6.8	4.0
Adjusted EBITDA	$244.8	$135.8	$522.7	$386.9

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

(2)

Equity in (earnings) loss of non-consolidated entities includes a lower of carrying value or fair value impairment loss of the held-for sale portion of our investment in NCM of $16.0 million for the six months ended June 30, 2018. The three and six months ended June 30, 2017 included an other-than-temporary impairment loss of $202.6 million and $204.5 million, respectively on our investment in NCM. The impairment charges reflect recording our held-for-sale units and other-than-temporary impaired shares at the publicly quoted per share price on March 31, 2018 of $5.19 and June 30, 2017 of $7.42. Equity in loss of non-consolidated entities also includes loss on the surrender (disposition) of a portion of our investment in NCM of $1.1 million during the three months ended March 31, 2018.

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

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Equity in (earnings) loss of non-consolidated entities	$(13.0)	$195.0	$(4.0)	$197.3
Less:
Equity in (earnings) loss of non-consolidated entities excluding international theatre JV's	(13.9)	195.3	(3.6)	197.6
Equity in earnings (loss) of International theatre JV's	(0.9)	0.3	0.4	0.3
Depreciation and amortization	0.5	0.7	1.2	0.7
Attributable EBITDA	$(0.4)	$1.0	$1.6	$1.0

(5)	Other expense (income) for the three and months ended June 30, 2018 includes financing related foreign currency transaction losses.

(6)	Merger, acquisition and transition costs are excluded as they are non-operating in nature.

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

Results of Operations— For the Three Months Ended June 30, 2018 and June 30, 2017

Consolidated Results of Operations

Revenues.  Total revenues increased 20.0% or $240.2 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Admissions revenues increased 17.7%, or $134.9 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to a 11.8% increase in attendance and a 5.3% increase in average ticket price.  The increase in attendance was primarily due to the popularity of films (for U.S. Markets) released in the quarter as compared to the same period a year ago, partially offset by a decline in attendance internationally due to the lack of popular films compared to last year (for International Markets), increased competition in international markets and temporary screen closures for international theatre refurbishments.  The increase in average ticket price was primarily due the increased popularity and related increase in attendance for IMAX and other PLF premium content and strategic pricing initiatives in our U.S. Markets and improvements in foreign currency translation rates and pricing in our International Markets.

Food and beverage revenues increased 19.2%, or $71.7 million, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to the increase in attendance and a 6.8% increase in food and beverage revenues per patron. Food and beverage revenues per patron increased as a result of our food and beverage initiatives including our Feature Fare menu that was introduced in 2017 and is available in 346 of our U.S. theatres, offering our guests a broader selection of items to choose from, price increases,  and improvements in foreign currency translation rates and pricing in our International Markets.

Total other theatre revenues increased 50.3%, or $33.6 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to increases in ticketing fees and advertising including gross up for third party ticket fees of $7.1 million and increases from non-cash NCM ESA interest of $10.4 million, offset by a $3.8 million reduction in NCM ESA principal amortization in our U.S. Markets.  Other revenues in our International Markets increased primarily due to increased gift card and package ticket income, ticket fees and improvements in foreign currency translation rates. See Note 1–Basis of Presentation for a further discussion of the increases in other revenues related to ASC 606.

Operating costs and expenses.  Operating costs and expenses increased 10.7%, or $131.0 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.  Film exhibition costs increased 24.1%, or $91.6 million, during the three months ended June 30, 2018 compared to the three months ended June 30,  2017, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 52.6% for the three months ended June 30, 2018 and 49.9% for the three months ended June 30, 2017. The increase in film exhibition costs percentage is primarily due to the concentration of box office revenues in higher grossing films in the U.S. Markets in the current year, which typically results in higher film terms.

Food and beverage costs increased 16.3%, or $10.1 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. As a percentage of food and beverage revenues, food and beverage costs were 16.2% for the three months ended June 30, 2018 and 16.6% for the three months ended June 30, 2017.  The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. Food and beverage gross profit per patron increased 7.1% and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 29.4% for the three months ended June 30, 2018 and 32.4% for the three months ended June 30, 2017. This reduction is related to fixed operating costs that remain relatively constant as revenues increase. Rent expense decreased 0.1%, or $0.1 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to the modification of a theatre lease in our U.S. markets which reduced rent expense by $10.8 million, offset by increases in rent in International markets due primarily to improvements in foreign currency translation rates.

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $4.3 million during the three months ended June 30, 2018 compared to $11.5 million during the three months ended June 30, 2017, primarily due to expenses incurred in connection with the Carmike, Odeon and Nordic acquisitions in the prior year. The merger, acquisition and transaction costs are a corporate function primarily recorded in the U.S. markets operating segment.

Other.  Other general and administrative expense decreased  $3.1 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017,  due to decreases in occupancy costs, advertising and public relations costs, legal fees and stock-based compensation.

Depreciation and amortization.  Depreciation and amortization increased $4.4 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to increases in foreign currency translation rates.

Other Expense (Income):

Other expense.  Other expense increased $1.1 million during the three months ended June 30, 2018 and is primarily due to higher foreign currency transaction losses. During the three months ended June 30, 2017, other expense included third party fees related to the Third Amendment to our Senior Secured Credit Agreement of $1.0 million.

Interest expense.  Interest expense increased $12.5 million to $82.4 million for the three months ended June 30, 2018 compared to $69.9 million the three months ended June 30, 2017 primarily due to a non-cash NCM ESA expense of $10.4 million recorded due to adoption of ASC 606 – Revenue Recognition, that required us to reflect an interest component for our long-term performance obligation.

Equity in (earnings) losses of non-consolidated entities.  Equity in earnings of non-consolidated entities were $13.0 million for the three months ended June 30, 2018 compared to equity losses of $195.0 million for the three months ended June 30, 2017. During the three months ended June 30, 2017, we incurred an other-than-temporary impairment loss on our investment in NCM of $202.6 million and equity losses on our investment in Open Road Releasing, LLC (“Open Road”) of $4.1 million.

Investment income.  Investment income was $1.5 million for the three months ended June 30, 2018 compared to investment expense of $0.6 million for the three months ended June 30, 2017. Investment income for the three months ended June 30, 2018 includes a $1.5 million gain on the sale of a joint venture managed theatre.

Income tax benefit.  The income tax benefit was $2.6 million for the three months ended June 30, 2018 and income tax benefit was $109.6 million for the three months ended June 30, 2017.  See Note 7–Income Taxes of the Notes to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings (loss).  Net earnings (loss) were $22.2 million and $(176.5) million during the three months ended June 30, 2018 and June 30, 2017, respectively. Net earnings during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 were positively impacted by improvements in equity in earnings of non-consolidated entities related to the prior year impairments charge of $202.6 million for our investment in NCM,  higher revenues, lower merger, acquisition and transaction costs, a $10.8 million rent reduction due to a lease modification and lower general and administrative expense (other), offset by increases depreciation and amortization expense, interest expense, and income tax provision.

Theatrical Exhibition–U.S. Markets

Revenues.  Total revenues increased 24.5% or $221.9 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Admissions revenues increased 22.8%, or $128.9 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to a 20.4%  increase in attendance and a 1.9% increase in average ticket price. The increase in attendance was due to the popularity of film product compared to the prior year. The increase in average ticket price was primarily due to the increased popularity and related increase in attendance for IMAX and other PLF premium content and strategic pricing initiatives put in place last year, partially offset by declines in premium format attendance for 3D and alternative content.

Food and beverage revenues increased 22.8%, or $68.6 million during the three months ended June 30, 2018 compared to the three months ended June 30,  2017, primarily due to the increase in attendance and by an increase in food and beverage revenues per patron of 1.9%. Food and beverage revenues per patron increased as a result of our food and beverage initiatives including our Feature Fare menu that was introduced in 2017 and is available in 346 of our U.S. theatres, offering our guests a broader selection of items to choose from, and price increases.

Total other theatre revenues increased 58.9%, or $24.4 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to increases in ticket fees and higher advertising revenues including gross up for third party ticket fees of $7.1 million and increases from non-cash NCM ESA interest of $10.4 million, offset by $3.8 million reduction in NCM ESA principal amortization. See Note 1–Basis of Presentation for a further discussion of increases in other revenues related to ASC 606.

Operating costs and expenses.  Operating costs and expenses increased 12.0%, or $109.4 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Film exhibition costs increased 31.1%, or $92.8 million, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 56.4% and 52.8% for the three months ended June 30, 2018 and June 30, 2017, respectively. The increase in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the current year which typically results in higher film terms.

Food and beverage costs increased 20.4%, or $9.2 million, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. As a percentage of food and beverage revenues, food and beverage costs were 14.7% for the three months ended June 30, 2018 and 15.0% for the three months ended June 30, 2017. Food and beverage gross profit per patron increased 2.5% and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 26.6% for the three months ended June 30, 2018 and 30.7% the three months ended June 30, 2017. This reduction is related to fixed operating costs that remain relatively constant as revenues increase. Rent expense decreased 2.3%, or $3.5 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily from the modification of a theatre lease which reduced rent expense by $10.8 million.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $2.2 million during the three months ended June 30, 2018 compared to $10.3 million during the three months ended June 30, 2017, primarily due to expenses incurred in connection with the Carmike, Odeon and Nordic acquisitions in the prior year. The merger, acquisition and transaction costs are a corporate function primarily recorded in the U.S. markets operating segment.

Other.  Other general and administrative expense decreased  $1.4 million, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to decreases in occupancy costs, advertising and public relations costs, legal fees and stock-based compensation expense.

Depreciation and amortization.  Depreciation and amortization decreased $1.4 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to the prior year impairment charges and adjustments to the estimated fair value of property, net acquired in the Carmike acquisition, partially offset by depreciation on capital expenditures of $172.0 million during the six months ended June 30, 2018, and $543.7 million during the year ended December 31, 2017.

Other Expense (Income):

Other expense.  Other expense of $1.7 million during the three months ended June 30, 2018 is primarily due to loss on foreign currency transactions of $1.8 million, and net periodic benefit cost of $0.2 million, partially offset by $0.3 million in business interruption recoveries. Other expense in the prior year was primarily due to $1.0 million of third party fees expensed related to the Third Amendment to our Senior Secured Credit Agreement.

Interest expense.  Interest expense increased $11.9 million to $76.1 million for the three months ended June 30, 2018 compared to $64.2 million the three months ended June 30, 2017 primarily due to a non-cash NCM ESA expense of $10.4 million recorded due to adoption of ASC 606 – Revenue Recognition, that required us to reflect an interest component for our long-term performance obligation.

Equity in (earnings) losses of non-consolidated entities.  Equity in earnings of non-consolidated entities were $13.9 million for the three months ended June 30, 2018 compared to equity in losses of $195.1 million for the three months ended June 30, 2017. Equity in earnings for the three months ended June 30, 2018 includes a $2.3 million gain on the sale of NCM, Inc. common shares. During the three months ended June 30, 2017, we incurred an other-than-temporary impairment loss on NCM of $202.6 million and equity losses on our investment in Open Road of $4.1 million.

Investment (income) expense.  Investment income was $1.6 million for the three months ended June 30, 2018 compared to investment expense of $0.2 million for the three months ended June 30, 2017. Investment income for the three months ended June 30, 2018 includes a $1.5 million gain on the sale of a joint venture managed theatre.

Income tax (benefit) provision.  The income tax provision was $1.4 million for the three months ended June 30, 2018 and income tax benefit was $108.8 million for the three months ended June 30,  2017. See Note 7–Income Taxes of the Notes to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings (loss).  Net earnings were $47.9 million and net losses were $152.8 million during the three months ended June 30, 2018 and June 30, 2017, respectively. Net earnings during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 were positively impacted by improvements in equity in earnings of non-consolidated entities related to the prior year impairment charge of $202.6 million for our investment in NCM, higher revenues, lower merger, acquisition and transaction costs, a $10.8 million rent reduction due to a lease modification that reduced rent expense, lower depreciation and amortization,  decreases in general and administrative expense (other), offset by increased interest expense and income tax provision.

Theatrical Exhibition - International Markets

Revenues.  Total revenues increased 6.2% or $18.3 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Admissions revenues increased 3.1% or $6.0 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to a 13.5% increase in average ticket price and partially offset by a 9.3% decline in attendance. Average ticket price increased due to improvements in foreign currency translation rates and price increases. Attendance declined primarily due to the lack of popular films compared to last year, increased competition and temporary screen closures for our renovation initiatives.

Food and beverage revenues increased 4.2% or $3.1 million, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to a 14.8% increase in food and beverage per patron, partially offset by the overall decrease in attendance. Food and beverage per patron increased due to improvements in foreign currency translation rates and price increases.

Total other theatre revenues increased 36.2% or $9.2 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to increased package ticket and gift card income, increases in ticket fees and improvements in foreign translation rates.

Operating costs and expenses.  Operating costs and expenses increased 6.9% or $21.6 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Film exhibition costs decreased 1.5% or $1.2 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The decrease in film exhibition cost is primarily due to the decrease in film exhibition cost as a percentage of admissions revenues offset by the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 39.6% for the three months ended June 30, 2018 and 41.4% for the three months ended June 30, 2017.

Food and beverage costs increased 5.3% or $0.9 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 23.4% for the three months ended June 30, 2018 and 23.2% for the three months ended June 30, 2017.

As a percentage of revenues, operating expense was 39.6% for the three months ended June 30, 2018 and 37.4% during the three months ended June 30, 2017. Rent expense increased $3.4 million or 6.7% during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to increases in foreign currency translation rates.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs increased $0.9 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The majority of our consolidated merger, acquisition and transaction costs related to Odeon and Nordic are included in our Theatrical Exhibition – U.S. markets operating segment. The merger, acquisition and transactions costs are a corporate function primarily recorded in the U.S. markets operating segment.

Other.  Other general and administrative expense decreased 9.3% or $1.7 million, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to efficiencies from consolidation including alignment with a shared services theatre support model.

Depreciation and amortization.  Depreciation and amortization increased 16.7% or $5.8 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to depreciation on capital expenditures of $69.1 million during the six months ended June 30, 2018, and $83.1 million during the year ended December 31, 2017 and as a result of increases in foreign currency translation rates.

Interest expense.  Interest expense increased 10.5% or $0.6 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to improvements in foreign currency translation rates.

Income tax provision.  The income tax benefit is $4.0 million for the three months ended June 30, 2018 as compared to income tax benefit of $0.8 million for the three months ended June 30, 2017. See Note 7–Income Taxes of the Notes to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net loss.  Net loss increased  $2.0 million or 8.4% during the three months ended June 30, 2018 primarily due to declines in attendance and increases in foreign currency translation rates.

Results of Operations— For the Six Months Ended June 30, 2018 and June 30, 2017

Consolidated Results of Operations

Revenues.  Total revenues increased 13.8% or $342.4 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Admissions revenues increased 12.2%, or $192.4 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to a 4.1% increase in attendance, and a 7.8% increase in average ticket price.  The increase in attendance was primarily due to the popularity of films (for U.S. Markets) released as compared to the same period a year ago and the acquisition of Nordic on March 28, 2017 (for International Markets), partially offset by a lack of popular film product, temporary screen closures for theatre refurbishments and increased competition in international markets.  The increase in average ticket price was primarily due to strategic pricing initiatives put in place over the last year, improvements in attendance and popularity of IMAX and other PLF premium content and improvements in foreign currency translation rates.

Food and beverage revenues increased 10.4%, or $79.9 million, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to the increase in attendance and a 5.9% increase in food and beverage revenues per patron.  Food and beverage revenues per patron increased as a result of our food and beverage initiatives including our Feature Fare menu that was introduced in 2017 and is available in 346 of our U.S. theatres, offering our guests a broader selection of items to choose from, price increases and improvements in foreign currency translation rates.

Total other theatre revenues increased 52.7%, or $70.1 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to increases in advertising revenues, ticket fees and income from gift cards and package tickets including gross up for third party ticket fees of $13.1 million and increases from non-cash NCM ESA interest of $20.9 million, offset by a $7.6 million reduction in NCM ESA principal amortization. Other revenues also increased due to the acquisition of Nordic. See Note 1–Basis of Presentation for a further discussion of the increases in other revenues related to ASC 606.

Operating costs and expenses.  Operating costs and expenses increased 7.3%, or $178.7 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Film exhibition costs increased 12.3%, or $98.5 million, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 50.7% for the six months ended June 30, 2018 and 50.6% for the six months ended June 30, 2017.

Food and beverage costs increased 13.5%, or $16.5 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 16.3% for the six months ended June 30, 2018 and 15.8% for the six months ended June 30, 2017 due to the Nordic acquisition where food and beverage costs as a percentage of food and beverage revenues are much higher in our International markets than in our U.S. markets. Food and beverage gross profit per patron increased 5.4% and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 29.6% for the six months ended June 30, 2018 and 30.0% for the six months ended June 30, 2017. Rent expense decreased 0.2%, or $0.8 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to the modification of a theatre lease in the U.S. markets which reduced rent expense by $35.0 million, offset by increases in rent in International markets due to the Nordic acquisition and improvements in foreign currency translation rates.

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $9.0 million during the six months ended June 30, 2018 compared to $51.7 million during the six months ended June 30, 2017, primarily due to expenses incurred in connection with the Carmike, Odeon and Nordic acquisitions in the prior year. The merger, acquisition and transaction costs are a corporate function primarily recorded in the U.S. markets operating segment.

In conjunction with the Carmike acquisition and the DOJ final judgment, we returned 1,807,220 additional NCM common units (valued at $22.6 million) in exchange for a waiver of exclusivity by NCM which resulted in $22.6 million of expense during the six months ending June 30, 2017.

Other.  Other general and administrative expense increased $6.8 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to the acquisition of Nordic, increases in foreign currency translation rates and increases in stock-based compensation expense.

Depreciation and amortization.  Depreciation and amortization increased $9.6 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to the acquisition of Nordic and improvements in foreign currency translation rates.

Other Expense (Income):

Other expense.  Other expense of $3.4 million during the six months ended June 30, 2018 is primarily due to $3.6 million financing related foreign currency transaction losses. During the six months ended June 30, 2017, other income included a foreign currency transaction gain of $1.2 million, a $0.4 million recovery for business interruption, offset by a $0.4 million loss on the repayment of the Bridge Loan Facility.

Interest expense.  Interest expense increased $32.9 million to $164.9 million for the six months ended June 30, 2018 compared to $132.0 million the six months ended June 30, 2017 primarily due to a non-cash NCM ESA expense of $20.9 million recorded due to adoption of ASC 606 – Revenue Recognition, that required us to reflect an interest component for our long-term performance obligation. On March 17, 2017, we issued $475.0 million of our 6.125% Notes due 2027 and £250.0 million ($313.4 million) of our 6.375% Sterling Notes due 2024.

Equity in (earnings) losses of non-consolidated entities.  Equity in earnings of non-consolidated entities were $4.0 million for the six months ended June 30, 2018 compared to equity losses of $197.3 million for the six months ended June 30, 2017. Equity in earnings for the six months ended June 30, 2018 includes a $2.3 million gain on the sale of NCM common shares, partially offset by a $16.0 million lower of carrying value or fair value impairment loss on 9,492,820 NCM units and 1,000,000 NCM, Inc. common shares held-for-sale and a $1.1 million loss on the return of 915,150 NCM units as a part of the annual common unit adjustment under the NCM ESA. During the six months ended June 30, 2017, the loss was primarily due to an other-than-temporary impairment loss on NCM of $204.5 million and a loss on our investment in Open Road of $8.9 million.

Investment income.  Investment income was $6.7 million for the six months ended June 30, 2018 compared to investment income of $5.0 million for the six months ended June 30, 2017. Investment income includes payments received related to the NCM tax receivable agreement of $5.4 million and $5.5 million for the six months ended June 30, 2018 and June 30, 2017, respectively. Investment income for the six months ended June 30, 2018 includes a $1.5 million gain on the sale of a joint venture managed theatre.

Income tax (benefit) provision.  The income tax provision was $2.1 million for the six months ended June 30, 2018 and income tax benefit was $118.8 million for the six months ended June 30, 2017.  See Note 7–Income Taxes of the Notes to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings (loss).  Net earnings (loss) were $39.9 million and $(168.1) million during the six months ended June 30, 2018 and June 30, 2017, respectively. Net earnings during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 were positively impacted by improvements in equity in earnings of non-consolidated entities related to the prior year impairment charge of $204.5 million for our investment in NCM, higher revenues, lower merger, acquisition and transaction costs, a $35.0 million rent reduction due to a lease modification, offset by increases in depreciation and amortization expense, interest expense, income tax provision and general and administrative expense (other).

Theatrical Exhibition–U.S. Markets

Revenues.  Total revenues increased 11.1% or $211.8 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Admissions revenues increased 9.6%, or $114.3 million during the six months ended June 30, 2018 compared to the six months ended June 30,  2017, primarily due to a 5.5%  increase in attendance and a 4.0% increase in average ticket price. The increase in attendance was due to the popularity of film product during the current year as compared to the prior year. The increase in average ticket price was primarily due to strategic pricing initiatives put in place over the last year and increased popularity and related increase in attendance for IMAX and other PLF premium content.

Food and beverage revenues increased 8.7%, or $54.3 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to the increase in attendance, and an increase in food and beverage revenues per patron of 3.0%. Food and beverage revenues per patron increased as a result of our food and beverage initiatives including our Feature Fare menu that was introduced in 2017 and is available in 346 of our U.S. theatres, offering our guests a broader selection of items to choose from and price increases.

Total other theatre revenues increased 48.8%, or $43.2 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to ticket fees and advertising revenues including gross up for third party ticket fees of $13.1 million and increases from non-cash NCM ESA interest of $20.9 million, offset by $7.6 million reduction in NCM ESA principal amortization. See Note 1–Basis of Presentation for a further discussion of increases in other revenues related to ASC 606.

Operating costs and expenses.  Operating costs and expenses increased 2.6%, or $48.7 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Film exhibition costs increased 11.3%, or $72.1 million, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 54.5% and 53.6% for the six months ended June 30, 2018 and June 30, 2017, respectively. The increase in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the current year which typically results in higher film terms.

Food and beverage costs increased 11.4%, or $10.1 million, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. As a percentage of food and beverage revenues, food and beverage costs were 14.5% for the six months ended June 30, 2018 and 14.1% for the six months ended June 30, 2017. The increase in food and beverage costs as a percentage of food and beverage revenues was primarily due to higher cost items in the new Feature Fare menu. Food and beverage gross profit per patron increased 2.6% and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 27.6% for the six months ended June 30, 2018 and 29.0% for the six months ended June 30, 2017. Rent expense decreased 6.3%, or $18.8 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily from the modification of a theatre lease which reduced rent expense by $35.0 million and partially offset by higher snow removal costs in the current year.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $6.2 million during the six months ended June 30, 2018 compared to $50.6 million during the six months ended June 30, 2017, primarily due to expenses incurred in connection with the Carmike, Odeon and Nordic acquisitions in the prior year. The merger, acquisition and transaction costs are a corporate function primarily recorded in the U.S. markets operating segment.

Other.  Other general and administrative expense increased $2.6 million, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to increases in stock-based compensation expense.

Depreciation and amortization.  Depreciation and amortization decreased $4.0 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to the prior year impairment charges and adjustments to the estimated fair value of property, net acquired in the Carmike acquisition, partially offset by depreciation on capital expenditures of $172.0 million during the six months ended June 30, 2018 and $543.7 million during the year ended December 31, 2017.

Other Expense (Income):

Other expense.  Other expense of $1.5 million during the six months ended June 30, 2018 is primarily due to $1.4 million financing related foreign currency transaction losses and $0.4 million in other net periodic benefit costs, partially offset by $0.4 million business interruption recovery. Other income in the prior year was primarily due to a foreign currency transaction gain.

Interest expense.  Interest expense increased $31.8 million to $151.9 million for the six months ended June 30, 2018 compared to $120.1 million the six months ended June 30, 2017 primarily due to a non-cash NCM ESA expense of $20.9 million recorded due to adoption of ASC 606 – Revenue Recognition, that required us to reflect an interest component for our long-term performance obligation. On March 17, 2017, we issued $475.0 million of our 6.125% Notes due 2027 and £250.0 million ($313.4 million) of our 6.375% Sterling Notes due 2024.

Equity in (earnings) losses of non-consolidated entities.  Equity in earnings of non-consolidated entities were $3.6 million for the six months ended June 30, 2018 compared to equity in losses of $197.4 million for the six months ended June 30, 2017. Equity in earnings for the six months ended June 30, 2018 includes a $2.3 million gain on the sale of NCM common shares, partially offset by a $16.0 million lower of carrying value or fair value impairment loss on 9,492,820 NCM units and 1,000,000 NCM, Inc. common shares held-for-sale and a $1.1 million loss on the return of 915,150 NCM units as a part of the annual common unit adjustment under the NCM ESA. During the six months ended June 30, 2017, the loss was primarily due to an other-than-temporary impairment loss on NCM of $204.5 million and a loss on Open Road of $8.9 million.

Investment income.  Investment income was $6.7 million for the six months ended June 30, 2018 compared to investment income of $5.1 million for the six months ended June 30, 2017. Investment income includes payments received related to the NCM tax receivable agreement of $5.4 million and $5.5 million for the six months ended June 30, 2018 and June 30, 2017, respectively. Investment income for the six months ended June 30, 2018 includes a $1.5 million gain on the sale of a joint venture managed theatre.

Income tax (benefit) provision.  The income tax provision was $2.5 million for the six months ended June 30, 2018 and income tax benefit was $119.1 million for the six months ended June 30,  2017.  See Note 7–Income Taxes of the Notes to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings.  Net earnings were $48.0 million and net losses were $161.6 million during the six months ended June 30, 2018 and June 30, 2017, respectively. Net earnings during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 were positively impacted by improvement in equity in earnings of non-consolidated entities due to the prior year $204.5 million impairment of our investment in NCM, higher revenues, lower merger, acquisition and transaction costs, a $35.0 million rent reduction due to a lease modification that reduced rent expense, lower depreciation and amortization,  partially offset by, increased interest expense, income tax provision and general and administrative expense (other).

Theatrical Exhibition - International Markets

Revenues.  Total revenues increased 22.4% or $130.6 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Admissions revenues increased 19.8% or $78.1 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to a  19.0% increase in average ticket price, and a 0.7% increase in attendance.  The increase in average ticket price is due to improvements in foreign currency translation rates and increased ticket prices for Odeon. Attendance increased primarily due to the acquisition of Nordic, offset by attendance declines at Odeon due to the lack of popular films as compared to the prior year, increased competition and temporary screen closures for theatre refurbishments.

Food and beverage revenues increased 17.6% or $25.6 million, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to food and beverage per patron increase of 17.0%  and the overall increase in attendance. Food and beverage per patron increased primarily due to improvements in foreign currency translation rates and price increases.

Total other theatre revenues increased 60.3% or $26.9 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to the acquisition of Nordic, increases in ticket fees and gift card and package ticket income and improvements in foreign currency translation rates.

Operating costs and expenses.  Operating costs and expenses increased $130.0 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Film exhibition costs increased $26.4 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 40.3% for the six months ended June 30, 2018 and 41.6% for the six months ended June 30, 2017.

Food and beverage costs increased $6.4 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 23.3% for the six months ended June 30, 2018 and 23.0% for the six months ended June 30, 2017.

As a percentage of revenues, operating expense was 35.5% for the six months ended June 30, 2018 and 33.2% during the six months ended June 30, 2017. Rent expense increased $18.0 million during the six months ended June 30,

2018 compared to the six months ended June 30, 2017 due primarily to the acquisition of Nordic on March 28, 2017 and improvements in foreign currency translation rates.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $2.8 million during the six months ended June 30, 2018 compared to $1.1 million during the six months ended June 30, 2017, primarily due to expenses incurred in connection with the Odeon and Nordic acquisitions. The merger, acquisition and transaction costs are a corporate function primarily recorded in the U.S. markets operating segment.

Other.  Other general and administrative expense increased $4.2 million, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to the Nordic acquisition and stock-based compensation.

Depreciation and amortization.  Depreciation and amortization increased $13.6 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to the acquisition of Nordic on March 28, 2017 and improvements in foreign currency translation rates.

Interest expense.  Interest expense increased $1.1 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to interest expense related to amortization of deferred charges on Odeon’s revolving credit facility and improvements in foreign currency translation rates.

Income tax provision (benefit).  The income tax benefit was  $0.4 million for the six months ended June 30, 2018 as compared to income tax provision of $0.3 million for the six months ended June 30, 2017. See Note 7–Income Taxes of the Notes to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net loss.  Net loss increased  $1.6 million during the six months ended June 30, 2018 as a result of increases in other expenses and interest expense, offset by increases in equity in earnings of non-consolidated entities and increased benefit for income taxes.

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

We had working capital deficits (excluding restricted cash) as of June 30, 2018 and December 31, 2017 of $(413.5 million) and $(545.3 million), respectively. Working capital included $311.2 million and $401.0 million of deferred revenues as of June 30, 2018 and December 31, 2017, respectively. We have the ability to borrow under our Revolving Credit Facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments). As of June 30, 2018, we had $210.8 million available for borrowing, net of letters of credit, under our Revolving Credit Facility. We also maintain a £100.0 million ($132.1 million based on the foreign currency translation rate of 1.32 on June 30, 2018) revolving credit facility at our Odeon subsidiary of which $112.6 million was available for borrowing, net of letters of credit, as of June 30, 2018.

We believe that cash generated from operations, existing cash and cash equivalents, availability under our Revolving Credit Facility and Odeon’s Revolving Credit Facility, and closing and collecting proceeds from the sales of non-strategic assets will be sufficient to fund operations, planned capital expenditures, dividends and repurchases of our common stock currently and for at least the next 12 months and enable us to maintain compliance with all financial debt covenants.

As of June 30, 2018, we were in compliance with all financial debt covenants.

Cash Flows from Operating Activities

Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $297.1 million and $118.4 million during the six months ended June 30, 2018 and June 30, 2017, respectively. The increase in cash flows provided by operating activities was primarily due increased attendance levels which drove higher operating results, increases in landlord contributions and decreases in payments for accounts payable.

Cash Flows used in Investing Activities

Cash flows used in investing activities, as reflected in the Consolidated Statements of Cash Flows, were $181.5 million and $875.2 million during the six months ended June 30, 2018 and June 30, 2017, respectively. Cash outflows from investing activities include capital expenditures of $241.1 million and $318.0 million during the six months ended June 30, 2018 and June 30, 2017, respectively. Our capital expenditures primarily consisted of strategic growth initiatives and remodels, capital improvements to existing locations in our theatre circuit, and technology upgrades. During the six months ended June 30, 2018, cash inflows from investing activities included the proceeds from sale leaseback transactions of $50.1 million. During the six months ended June 30, 2017, cash outflows from investing activities included the acquisition of Nordic, net of cash and restricted cash, of $577.6 million.  We expect that our gross cash outflows for capital expenditures will be approximately $600.0 million to $640.0 million for 2018, before giving effect to expected landlord contributions of approximately $140.0 million to $150.0 million.

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

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities, as reflected in the Consolidated Statements of Cash Flows, were $(117.9) million and $674.7 million during the six months ended June 30, 2018 and June 30, 2017, respectively.

On February 28, 2018, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, paid on March 26, 2018 to stockholders of record on March 12, 2018. On May 3, 2018, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, paid on June 25, 2018 to stockholders of record on June 11, 2018. We paid dividends and dividend equivalents of $25.7 million during the three months ended June 30, 2018 and paid dividends and dividend equivalents of $26.3 million during the three months ended June 30, 2017. We paid dividends and dividend equivalents of $51.4 million during the six months ended June 30, 2018 and paid dividends and dividend equivalents of $52.5 million during the six months ended June 30, 2017.

On July 24, 2018, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, to be paid on September 24, 2018 to stockholders of record on September 10, 2018.

We made tax payments for restricted stock units withholdings of $1.7 million and $6.5 million during the six months ended June 30, 2018 and June 30, 2017, respectively.

We paid $13.5 million for treasury stock purchased at the end of 2017 and settled during January of 2018. We paid $6.3 million for treasury stock purchased during the six months ended June 30, 2018.

As of June 30, 2018, we had no borrowings outstanding under our Revolving Credit Facility and $14.2 million in outstanding standby letters of credit in the ordinary course of business and we had no borrowings under our Odeon revolving credit facility and $19.5 million in outstanding standby letters of credit in the ordinary course of business.

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

Investment in NCM

As of June 30, 2018, we owned 21,477,480 common membership units in NCM, classified as held for sale. On July 5, 2018, we completed the sale of our remaining interest in NCM for $7.30 per unit and received cash proceeds of approximately $156.8 million.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, our financial results are exposed to fluctuations to interest rates and foreign currency exchange rates. In accordance with applicable guidance, we presented a sensitivity analysis showing the potential impact to net income of changes in interest rates and foreign currency exchange rates. For the six months ended June 30, 2018, our analysis utilized a hypothetical 100 basis-point increase or decrease to the average interest rate on our variable rate debt instruments to illustrate the potential impact to interest expense of changes in interest rates. For the six months ended June 30, 2018, our analysis utilized a hypothetical 100 basis-point increase or decrease to market interest rates on our fixed rate debt instruments to illustrate the potential impact to fair value of changes in interest rates.

Similarly, for the same period, our analysis used a uniform and hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net income of changes in foreign exchange rates. These market risk instruments and the potential impacts to the consolidated statements of operations for the current year, have not materially fluctuated, individually or in the aggregate from the preceding year; thus, only current year information is presented below.

Market risk on variable‑rate financial instruments.  At June 30, 2018, we maintained a Senior Secured Credit Facility comprised of a $225.0 million revolving credit facility, $858.6 million of Senior Secured Term Loans due 2022 and $493.8 million of Senior Secured Term Loans due 2023. The Senior Secured Credit Facility provides for borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR + 2.25%. The rate in effect at June 30, 2018 for the outstanding Senior Secured Term Loans due 2022 and 2023 was 4.3233% per annum. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At June 30, 2018, we had no variable-rate borrowings outstanding under our revolving credit facility and had an aggregate principal balance of $1,352.4 million outstanding under the Senior Secured Term Loans due 2022 and 2023. A 100-basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $6.8 million during the six months ended June 30, 2018.

Market risk on fixed-rate financial instruments. Included in long-term corporate borrowings at June 30, 2018 were principal amounts of $230.0 million of our Senior Secured Notes due 2023, $600.0 million of our Notes due 2025, $375.0 million of our Notes due 2022, $595.0 million of our Notes due 2026, $475.0 million of our Notes due 2027, and £500.0 million ($660.3 million) of our Sterling Notes due 2024.  A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $163.0 million and ($152.0) million, respectively.

Foreign currency exchange rate risk.    We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our ownership of Odeon and Nordic. Odeon’s revenues and operating expenses are transacted in British Pounds and Euros, and Nordic’s revenues and operating expenses are transacted primarily in Swedish Krona and Euros. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If Odeon and Nordic operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for Odeon and Nordic. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our ownership in Odeon and Nordic as of June 30, 2018, holding everything else constant, a 10% immediate, simultaneous, unfavorable change in all of the foreign currency exchange rates to which we are exposed, would increase the aggregate net loss of our International markets reportable segment for the six months ended June 30, 2018 by approximately $0.8 million.

Our foreign currency translation rates improved favorably by approximately 10.7% from the six months ended June 30, 2017 to the six months ended June 30, 2018, which increased our net loss by approximately $0.9 million for the six months ended June 30, 2018.

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

(b)Changes in internal control.

As part of the adoption of ASC Topic 606, the Company implemented changes to its control activities related to revenue recognition to ensure adequate evaluation of its contracts and proper assessment of the impact of the new accounting standard. There were no significant changes in the Company’s internal control over financial reporting due to the adoption of the new standard, and no other changes in its internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

	Purchases of Equity Securities
				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be
			Part of Publicly	Purchased Under the
	Total Number of	Average Price Paid	Announced Plans or	Plans or Program (a)
Period	Shares Purchased	Per Share	Programs (a)	(in millions)
April 1, 2018 through April 30, 2018	—	$—	—	$52.5
May 1, 2018 through May 31, 2018	—	$—	—	$52.5
June 1, 2018 through June 30, 2018	500,000	$16.36	500,000	$44.3
Total	500,000		500,000

(a)

As announced on August 3, 2017, our Board of Directors authorized a share repurchase program for an aggregate purchase of up to $100.0 million of our common stock, excluding transaction costs. As of June 30, 2018, $44.3 million remained available for repurchase under this plan. A two-year time limit has been set for the completion of this program, expiring August 2, 2019.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
*10.1	Amendment No. 1 to the American Multi-Cinema, Inc. Non-Qualified Deferred Compensation Plan effective May 1, 2018.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*32.1	Section 906 Certifications of Adam M. Aron (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith

**    Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT HOLDINGS, INC.

Date: August 7, 2018	/s/ ADAM M. ARON
Adam M. Aron
Chief Executive Officer, Director and President

Date: August 7, 2018	/s/ CRAIG R. RAMSEY
Craig R. Ramsey
Executive Vice President and Chief Financial Officer