Form 10-Q
period 2018-09-30
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2018-11-08
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of shares outstanding as of October 31, 2018
Class A common stock Class B common stock	51,744,412 51,769,784

AMC ENTERTAINMENT HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(in millions, except share and per share amounts)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(unaudited)		(unaudited)
Revenues
Admissions	$751.4	$753.5	$2,522.7	$2,332.4
Food and beverage	384.8	361.4	1,236.4	1,133.1
Other theatre	85.2	63.8	288.4	196.9
Total revenues	1,221.4	1,178.7	4,047.5	3,662.4
Operating costs and expenses
Film exhibition costs	378.8	364.8	1,276.7	1,164.2
Food and beverage costs	63.6	60.7	202.0	182.6
Operating expense, excluding depreciation and amortization below	400.5	383.2	1,236.9	1,128.8
Rent	203.7	200.7	593.1	590.9
General and administrative:
Merger, acquisition and transaction costs	18.1	5.6	27.1	57.2
Other, excluding depreciation and amortization below	48.4	32.6	135.6	113.0
Depreciation and amortization	130.2	135.2	398.4	393.9
Operating costs and expenses	1,243.3	1,182.8	3,869.8	3,630.6
Operating income (loss)	(21.9)	(4.1)	177.7	31.8
Other expense (income):
Other expense (income)	54.1	(0.4)	57.5	(1.9)
Interest expense:
Corporate borrowings	64.3	60.8	188.2	171.7
Capital and financing lease obligations	9.4	10.6	29.5	31.7
Non-cash NCM exhibitor services agreement	10.3	—	31.2	—
Equity in (earnings) loss of non-consolidated entities	(70.0)	1.8	(74.0)	199.1
Investment income	(0.7)	(16.6)	(7.4)	(21.6)
Total other expense	67.4	56.2	225.0	379.0
Loss before income taxes	(89.3)	(60.3)	(47.3)	(347.2)
Income tax provision (benefit)	11.1	(17.6)	13.2	(136.4)
Net loss	$(100.4)	$(42.7)	$(60.5)	$(210.8)
Loss per share:
Basic	$(0.82)	$(0.33)	$(0.48)	$(1.65)
Diluted	$(0.82)	$(0.33)	$(0.48)	$(1.65)
Average shares outstanding:
Basic (in thousands)	123,126	131,077	126,386	127,902
Diluted (in thousands)	123,126	131,077	126,386	127,902

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net earnings (loss)	$(100.4)	$(42.7)	$(60.5)	$(210.8)
Other comprehensive income (loss)
Unrealized foreign currency translation adjustment, net of tax	(5.7)	34.4	(101.6)	109.3
Realized loss on foreign currency transactions, net of tax	—	—	1.0	—
Pension and other benefit adjustments:
Net gain (loss) arising during the period, net of tax	0.1	—	(1.3)	—
Amortization of net gain reclassified into general and administrative: other, net of tax	—	—	—	(0.5)
Marketable securities:
Unrealized net holding gain arising during the period, net of tax	—	0.2	—	0.5
Realized net gain reclassified into investment income, net of tax	—	—	—	(0.1)
Equity method investees' cash flow hedge:
Unrealized net holding gain arising during the period, net of tax	—	0.1	0.2	—
Realized net loss (gain) reclassified into equity in earnings of non-consolidated entities, net of tax	(1.9)	(1.0)	(2.2)	(0.9)
Other comprehensive income (loss)	(7.5)	33.7	(103.9)	108.3
Total comprehensive loss	$(107.9)	$(9.0)	$(164.4)	$(102.5)

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$333.3	$310.0
Restricted cash	11.0	8.3
Receivables, net	155.2	271.5
Assets held for sale	—	80.0
Other current assets	187.0	202.6
Total current assets	686.5	872.4
Property, net	3,028.6	3,116.5
Intangible assets, net	359.3	380.5
Goodwill	4,820.8	4,931.7
Deferred tax asset, net	29.5	28.9
Other long-term assets	438.3	475.9
Total assets	$9,363.0	$9,805.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$395.1	$569.6
Accrued expenses and other liabilities	387.1	351.1
Deferred revenues and income	293.2	401.0
Current maturities of corporate borrowings and capital and financing lease obligations	83.0	87.7
Total current liabilities	1,158.4	1,409.4
Corporate borrowings	4,840.3	4,220.1
Capital and financing lease obligations	516.7	578.9
Exhibitor services agreement	567.7	530.9
Deferred tax liability, net	44.3	49.6
Other long-term liabilities	980.7	903.8
Total liabilities	8,108.1	7,692.7
Commitments and contingencies
Class A common stock (temporary equity) ($.01 par value, 75,712 shares issued; 38,943 shares outstanding as of September 30, 2018 and 112,817 shares issued; 76,048 shares outstanding as of December 31, 2017)	0.4	0.8
Stockholders’ equity:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 55,401,325 shares issued and 51,705,469 outstanding as of September 30, 2018; 55,010,160 shares issued and 51,814,304 outstanding as of December 31, 2017)	0.5	0.5
Class B common stock ($.01 par value, 75,826,927 shares authorized; 51,769,784 shares issued and outstanding as of September 30, 2018 and 75,826,927 shares authorized; 75,826,927 shares issued and outstanding as of December 31, 2017)	0.5	0.8
Additional paid-in capital	1,994.5	2,241.6
Treasury stock (3,732,625 shares as of September 30, 2018 and 3,232,625 shares as of December 31, 2017, at cost)	(56.4)	(48.2)
Accumulated other comprehensive income	26.0	125.6
Accumulated deficit	(710.6)	(207.9)
Total stockholders’ equity	1,254.5	2,112.4
Total liabilities and stockholders’ equity	$9,363.0	$9,805.9

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:	(Unaudited)
Net loss	$(60.5)	$(210.8)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	398.4	393.9
Loss on NCM charged to merger, acquisition and transaction costs	—	22.6
Loss on extinguishment of debt	—	0.5
Deferred income taxes	(3.5)	(137.9)
Amortization of net premium on corporate borrowings	(2.1)	(1.9)
Amortization of deferred charges to interest expense	11.5	9.2
Theatre and other closure expense	3.1	1.1
Non-cash portion of stock-based compensation	10.9	3.9
Gain on dispositions	(2.9)	(4.5)
(Gain) loss on disposition of NCM	(30.0)	22.2
Gain on sale of Open Road	—	(17.2)
Loss on derivative liability	54.1	—
Repayment of Nordic interest rate swaps	—	(2.7)
Equity in earnings from non-consolidated entities, net of distributions	(32.4)	(0.1)
NCM held-for-sale impairment loss	16.0	204.5
Landlord contributions	100.1	76.4
Deferred rent	(81.3)	(35.2)
Net periodic benefit cost	0.5	0.6
Change in assets and liabilities, excluding acquisitions:
Receivables	117.1	104.5
Other assets	8.9	(3.1)
Accounts payable	(191.0)	(116.3)
Accrued expenses and other liabilities	(13.5)	(71.9)
Other, net	(4.6)	(8.2)
Net cash provided by operating activities	298.8	229.6
Cash flows from investing activities:
Capital expenditures	(374.9)	(467.7)
Acquisition of Nordic Cinemas Group, net of cash and restricted cash acquired	—	(577.6)
Acquisition of Carmike Cinemas, Inc., net of cash and restricted cash acquired	—	0.1
Proceeds from sale leaseback transactions	50.1	128.4
Proceeds from disposition of NCM	162.5	89.4
Proceeds from Screenvision merger	45.8	—
Proceeds from disposition of Open Road	—	9.2
Proceeds from disposition of long-term assets	13.9	22.5
Investments in non-consolidated entities, net	(11.0)	(10.0)
Other, net	(0.7)	(3.6)
Net cash used in investing activities	(114.3)	(809.3)
Cash flows from financing activities:
Proceeds from issuance of Senior Unsecured Convertible Notes due 2024	600.0	—
Proceeds from issuance of Senior Subordinated Sterling Notes due 2024	—	327.8
Proceeds from issuance of Senior Subordinated Notes due 2027	—	475.0
Payment of Nordic SEK Term Loan	—	(144.4)
Payment of Nordic EUR Term Loan	—	(169.5)
Net proceeds from equity offering	—	616.8
Borrowings (repayments) under revolving credit facilities	6.6	60.0
Principal payment of Bridge Loan due 2017	—	(350.0)
Principal payments under Term Loan	(10.3)	(9.1)

Principal payments under capital and financing lease obligations	(53.5)	(54.1)
Cash used to pay for deferred financing costs	(14.3)	(29.8)
Cash used to pay dividends	(237.4)	(78.7)
Taxes paid for restricted unit withholdings	(1.7)	(6.5)
Retirement of Class B common stock	(422.9)	—
Purchase of treasury stock	(21.8)	(16.5)
Net cash provided by (used in) financing activities	(155.3)	621.0
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(3.2)	19.9
Net increase (decrease) in cash and cash equivalents and restricted cash	26.0	61.2
Cash and cash equivalents and restricted cash at beginning of period	318.3	230.2
Cash and cash equivalents and restricted cash at end of period	$344.3	$291.4
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (including amounts capitalized of $0.4 million and $0.2 million)	$175.1	$161.5
Income taxes paid, net	$9.9	$9.6
Schedule of non-cash activities:
Investment in NCM (See Note 5-Investments)	$(6.3)	$235.2
Construction payables at period end	$102.3	$106.7

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

As of September 30, 2018, Wanda owned approximately 50.01% of Holdings’ outstanding common stock and 75.01% of the combined voting power of Holdings’ outstanding common stock and has the power to control Holdings’ affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), entering into mergers, sales of substantially all of the Company’s assets and other extraordinary transactions.

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

Principles of Consolidation:  The accompanying unaudited consolidated financial statements include the accounts of Holdings and all subsidiaries, as discussed above, and should be read in conjunction with the Company’s Annual Report on Form 10–K for the year ended December 31, 2017. The accompanying consolidated balance sheet as of December 31, 2017, which was derived from audited financial statements, and the unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10–Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company’s financial position and results of operations. All significant intercompany balances and transactions have been eliminated in consolidation. There are no noncontrolling (minority) interests in the Company’s consolidated subsidiaries; consequently, all of its stockholders’ equity, net earnings and total comprehensive income for the periods presented are attributable to controlling interests. Due to the seasonal nature of the Company’s business, results for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018. The Company manages its business under two reportable segments for its theatrical exhibition operations, U.S. markets and International markets.

Accumulated depreciation and amortization:  Accumulated depreciation was $1,587.4 million and $1,266.9 million at September 30, 2018 and December 31, 2017, respectively, related to property. Accumulated amortization of intangible assets was $68.5 million and $55.5 million at September 30, 2018 and December 31, 2017, respectively.

Leases:  During the nine months ended September 30, 2018, the Company modified the terms of an existing operating lease to reduce the lease term. The Company received a $35.0 million incentive from the landlord to enter into the new lease agreement. The Company has recorded amortization of the lease incentive as a reduction to rent expense on a straight-line basis over the remaining lease term which reduced rent expense by $35.0 million during the nine months ended September 30, 2018.

Sale and Leaseback Transaction: On June 18, 2018, the Company completed the sale and leaseback of the real estate assets associated with one theatre for proceeds, net of closing costs of $50.1 million. The gain on the sale of approximately $27.3 million has been deferred and will be amortized over the remaining lease term.

Presentation:  Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

Other Expense (Income): The following table sets forth the components of other expense (income):

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Derivative liability fair value adjustment for embedded conversion feature in the Convertible Notes due 2024	$54.1	$—	$54.1	$—
Loss on GBP forward contract	—	—	0.4	—
Foreign currency transactions (gains) losses	—	(0.4)	1.1	(3.2)
Non-operating components of net periodic benefit cost	—	0.2	0.1	0.4
Loss on extinguishment of Bridge Loan	—	—	—	0.4
Fees related to modification of term loans	0.4	—	0.4	1.0
Other	(0.4)	(0.2)	1.4	(0.5)
Other expense (income)	$54.1	$(0.4)	$57.5	$(1.9)

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

Reclassification of Certain Tax Effects. In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows a reclassification from accumulated other comprehensive income to accumulated deficit for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act signed into law in December 2017. ASU 2018-02 is effective for the Company on January 1, 2019 and early adoption of the amendments is permitted, including adoption in any interim period. The Company early adopted ASU 2018-02, effective January 1, 2018, and recorded a reclassification related to the stranded tax effects that increased accumulated other comprehensive income and increased accumulated deficit by $5.0 million in the consolidated balance sheets as of January 1, 2018. See Note 8—Income Taxes for further information.

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

Improving Presentation of Net Benefit Costs. In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). The guidance requires the service cost component of defined benefit pension plans and other post-retirement benefit plans to be reported in the same line item as other compensation costs arising from the services rendered by the pertinent employees while the other components of net benefit cost are required to be presented in the income statement separately from the service cost component and reported outside a subtotal of operating income. The amendments in this guidance should be applied retrospectively for the presentation of the service cost component and the other components of net benefit cost in the consolidated statements of operations. The Company adopted ASU 2017-07 effective January 1, 2018 and recorded a prior period adjustment for the three and nine months ended September 30, 2017 in the consolidated statements of operations to decrease general and administrative other by $0.3 million and $0.6 million, respectively, related to the other components of net benefit cost, with a corresponding increase to other expense (income) of $0.3 million and decrease to other income of $0.6 million, respectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

(In millions)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$333.3	$310.0
Restricted cash	11.0	8.3
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$344.3	$318.3

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

Stockholders’ equity disclosure.  On August 17, 2018, the Securities and Exchange Commission adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. Disclosures are required to be provided for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. The Company adopted this disclosure requirement during the third quarter of 2018. See Note 7 - Stockholders’ Equity for the consolidated statements of stockholders’ equity disclosure.

Accounting Pronouncements Issued Not Yet Adopted

Leases.  In February 2016, the FASB issued ASU No. 2016-02, Leases, (“ASC 842”) which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for the Company on January 1, 2019, with early adoption permitted. The Company plans to adopt the guidance on January 1, 2019, using a modified retrospective transition approach with the cumulative effect recognized at the date of initial application, whereby comparative prior period financial information and disclosures will not be adjusted to reflect the new standard. In January 2018, the FASB issued ASU No. 2018-01, Leases, which permits an entity to elect an optional transition practical expedient to not evaluate under ASU 842 land easements that exist or expired before the entity’s adoption of ASC 842 and that were not previously accounted for as leases.

The Company expects that this standard will have a material effect on its consolidated financial statements. While the Company is continuing to assess the effect of adoption, the Company currently believes the most significant changes relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for theatres currently subject to operating leases; (2) the derecognition of existing assets and liabilities for certain sale-leaseback transactions (those arising from build-to-suit lease arrangements for which construction is complete and the Company is leasing the constructed asset) that currently do not qualify for sale accounting and the recognition of new ROU assets and operating lease liabilities on its balance sheet; and (3) providing new disclosures about the Company’s leasing activities. On January 1, 2019, the Company expects to recognize additional operating liabilities ranging from an estimated $5 billion to $7 billion, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments for the Company’s existing operating leases. The Company has not finalized the effects of these expected changes from the new standard and expects that this estimated range of impact will narrow as the Company continues its assessment of the adoption of ASC 842. The Company does not expect a significant change in its leasing activity between now and adoption.

Financial Instruments.  In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which provides new guidance regarding the measurement and recognition of credit impairment for certain financial assets. Such guidance will impact how the Company determines its allowance for estimated uncollectible receivables and evaluates its available-for-sale investments for impairment. ASU 2016-13 is effective for the Company in the first quarter of 2020, with early adoption permitted in the first quarter of 2019. The Company is currently evaluating the effect that ASU 2016-13 will have on its consolidated financial statements and related disclosures.

Fair Value Measurement. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which eliminates, adds, and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for the Company in the first quarter of 2020. Early adoption is permitted. The Company is currently evaluating the effect that ASU 2018-13 will have on its fair value measurement disclosures.

Cloud Computing Arrangement. In August 2018, the FASB issued ASU 2018-15, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 requires a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation, setup, and other upfront costs to capitalize as assets or expense as incurred. ASU 2018-15 is effective for the Company in the first quarter of 2020. Early adoption is permitted. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively in accordance with ASC 250-10-45. The Company is currently evaluating the effect that ASU 2018-15 will have on its consolidated financial statements.

NOTE 2—REVENUE RECOGNITION

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method; and therefore, the comparative information has not been adjusted for the three and nine months ended September 30, 2017.

The cumulative effect of the changes made to the consolidated balance sheet at January 1, 2018 for the adoption of ASC 606, are included in the following table:

(In millions)	Balance at December 31, 2017 Without Adoption of ASC 606	Adjustments Due to ASC 606	Balance at January 1, 2018
Assets:
Other long-term assets	$475.9	$11.1	$487.0
Current liabilities:
Deferred revenues and income	401.0	(10.0)	391.0
Long-term liabilities:
Exhibitor services agreement	530.9	52.9	583.8
Stockholders' equity:
Accumulated deficit	(207.9)	(31.8)	(239.7)

The disclosure of the impact of the adoption of ASC 606 on the Company’s consolidated statement of operations is as follows:

	Three Months Ended September 30, 2018
(In millions)	Without Adoption of ASC 606	Adjustments	As Reported
Revenues:
Admissions	$751.7	$(0.3)	$751.4
Food and beverage	384.9	(0.1)	384.8
Other theatre	73.9	11.3	85.2
Total revenues	1,210.5	10.9	1,221.4
Operating costs and expenses:
Operating expense, excluding depreciation and amortization	395.2	5.3	400.5
Non-cash interest expense related to NCM exhibitor service agreement	—	10.3	10.3
Net loss	(95.7)	(4.7)	(100.4)

	Nine Months Ended September 30, 2018
(In millions)	Without Adoption of ASC 606	Adjustments	As Reported
Revenues:
Admissions	$2,523.7	$(1.0)	$2,522.7
Food and beverage	1,236.7	(0.3)	1,236.4
Other theatre	252.3	36.1	288.4
Total revenues	4,012.7	34.8	4,047.5
Operating costs and expenses:
Operating expense, excluding depreciation and amortization	1,216.4	20.5	1,236.9
Non-cash interest expense related to NCM exhibitor service agreement	—	31.2	31.2
Net loss	(43.6)	(16.9)	(60.5)

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

Prior to January 1, 2018, the Company recorded online ticket fee revenues net of third-party commission or service fees. In accordance with ASC 606 guidance, the Company believes that it is a principal (as opposed to agent) in the arrangement with third-party internet ticketing companies in regard to the sale of online tickets because the Company controls the online tickets before it is transferred to the customer. Upon adoption of ASC 606 on January 1, 2018, the Company recognizes ticket fee revenues based on a gross transaction price. The online ticket fee revenues and the third-party commission or service fees are recorded in the line items other theatre revenues and operating expense, respectively, in the consolidated statements of operations. These changes did not have any impact on net income or cash flows from operations.

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

Disaggregation of Revenue:  Revenue is disaggregated in the following tables by major revenue types and by timing of revenue recognition:

	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2018	September 30, 2018
Major revenue types
Admissions	$751.4	$2,522.7
Food and beverage	384.8	1,236.4
Other theatre:
Advertising	31.2	102.5
Other theatre	54.0	185.9
Other theatre	85.2	288.4
Total revenues	$1,221.4	$4,047.5

	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2018	September 30, 2018
Timing of revenue recognition
Products and services transferred at a point in time	$1,162.4	$3,891.8
Products and services transferred over time (1)	59.0	155.7
Total revenues	$1,221.4	$4,047.5

(1)	Amounts primarily include advertising revenues.

The following tables provide the balances of receivables and deferred revenue income:

(In millions)	September 30, 2018	December 31, 2017
Current assets:
Receivables related to contracts with customers	$74.3	$204.3
Miscellaneous receivables	80.9	67.2
Receivables, net	$155.2	$271.5

(In millions)	September 30, 2018	December 31, 2017
Current liabilities:
Deferred revenue related to contracts with customers	$288.6	$376.1
Miscellaneous deferred income	4.6	24.9
Deferred revenue and income	$293.2	$401.0

The significant changes in contract liabilities with customers included in deferred revenues and income are as follows:

Deferred Revenues
Related to Contracts
(In millions)	with Customers
Balance as of December 31, 2017	$376.1
Cumulative effect of initially applying ASC 606	(10.0)
Cash received in advance (1)	285.6
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	21.8
Food and beverage (2)	39.1
Other theatre (2)	3.9
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(304.0)
Food and beverage (3)	(61.5)
Other theatre (4)	(61.6)
Business combination - Nordic purchase price allocation (5)	(2.3)
Foreign currency translation adjustment	1.5
Balance as of September 30, 2018	$288.6

(1)	Includes movie tickets, food and beverage, gift cards, exchange tickets, and AMC Stubs® loyalty membership fees.
(2)	Amount of rewards accumulated, net of expirations, that are attributed to AMC Stubs® and other loyalty programs.
(3)	Amount of rewards redeemed that are attributed to gift cards, exchange tickets, movie tickets, AMC Stubs® loyalty programs and other loyalty programs.
(4)	Amounts relate to income from non-redeemed or partially redeemed gift cards, non-redeemed exchange tickets, AMC Stubs® loyalty membership fees and other loyalty programs.
(5)	See Note 3 – Acquisitions for further information.

The significant changes to contract liabilities included in the exhibitor services agreement, classified as long-term liabilities in the consolidated balance sheets, are as follows:

Exhibitor Services
(In millions)	Agreement
Balance as of December 31, 2017	$530.9
Cumulative effect of initially applying ASC 606	52.9
Common Unit Adjustment – surrender of common units (1)	(5.2)
Reclassification of the beginning balance to other theatre revenue, as the result of performance obligations satisfied	(10.9)
Balance as of September 30, 2018	$567.7

(1)

Represents the fair value amount of the NCM common units that were surrendered due to the annual Common Unit Adjustment. Such amount will reduce the deferred revenues that are being amortized to other theatre revenues over the remainder of the 30-year term of the ESA ending in February 2037. See Note 5—Investments for further information.

Transaction Price Allocated to the Remaining Performance Obligations:  The following table includes the amount of NCM ESA, included in deferred revenues and income in the Company’s consolidated balance sheets, that is expected to be recognized as revenues in the future related to performance obligations that are unsatisfied as of September 30, 2018:

(In millions)	Three Months Ended December 31, 2018	Year Ended 2019	Year Ended 2020	Year Ended 2021	Year Ended 2022	Years Ended 2023 through February 2037
Exhibitor services agreement	$3.7	$15.7	$16.8	$18.1	$19.4	$494.0

The total amount of non-redeemed gifts cards and exchange tickets included in deferred revenues and income as of September 30, 2018 was $220.8 million. This will be recognized as revenues as the gift cards and exchange tickets are redeemed or as the non-redeemed gift card and exchange ticket revenues are recognized in proportion to the pattern of actual redemptions, which is estimated to occur over the next 24 months.

As of September 30, 2018, the amount of deferred revenue allocated to the AMC Stubs® loyalty programs included in deferred revenues and income was $45.6 million. The earned points will be recognized as revenue as the points are redeemed, which is estimated to occur over the next 24 months. The annual membership fee is recognized ratably over the one-year membership period.

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

During the three and nine months ended September 30, 2018, the Company incurred acquisition-related and transition costs for Nordic of approximately $1.4 million and $4.1 million, respectively, which were included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations. The revenues for Nordic during the three and nine months ended September 30, 2018 were $85.1 million and $264.9 million, respectively.  Nordic net earnings during the three and nine months ended September 30, 2018 were $7.7 million and $22.2 million, respectively.

Pro Forma Results of Operations (Unaudited)

The following selected comparative unaudited pro forma results of operations information for the nine months ended September 30, 2017 assumes that the Nordic acquisition occurred at the beginning of 2017 and reflects the full results of operations for the periods presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Nordic to reflect the fair value adjustments to property and equipment and financing obligations. The pro forma financial information presented includes the effects of adjustments related to fair values assigned to long-lived assets, including depreciation charges from acquired property and equipment, interest expense and incremental shares issued from financing the acquisitions and the related income tax effects, and the elimination of Carmike Cinemas, Inc. (“Carmike”) and AMC historical revenues and expenses for theatres in markets that were divested as required by the final judgement with the Department of Justice (“DOJ”) in connection with the acquisition of Carmike. Merger, acquisition and transaction costs directly related to the acquisitions have not been removed.

	Actual Nine Months Ended	Pro Forma Nine Months Ended
(In millions)	September 30, 2018	September 30, 2017
Revenues	$4,047.5	$3,739.2
Operating income (loss)	$177.7	$38.4
Net earnings (loss)	$(60.5)	$(209.0)
Earnings (loss) per share:
Basic	$(0.48)	$(1.63)
Diluted	$(0.48)	$(1.63)

NOTE 4—GOODWILL

The following table summarizes the changes in goodwill by reportable operating segment for the nine months ended September 30, 2018:

(In millions)	U.S. Markets	International Markets (1)	Total
Balance as of December 31, 2017	$3,072.6	$1,859.1	$4,931.7
Adjustments to acquisition of Nordic	—	(6.4)	(6.4)
Currency translation adjustment	—	(104.5)	(104.5)
Balance as of September 30, 2018	$3,072.6	$1,748.2	$4,820.8

(1)	As of September 30, 2018, the goodwill for the Odeon Theatres reporting unit and the Nordic Theatres reporting unit was $965.6 million and $782.6 million, respectively.

NOTE 5—INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the Consolidated Balance Sheets in other long-term assets. Investments in non-consolidated affiliates as of September 30, 2018 include interests in Digital Cinema Implementation Partners, LLC (“DCIP”) of 29.0%, Digital Cinema Distribution Coalition, LLC (“DCDC”) of 14.6%, AC JV, LLC (“AC JV”) owner of Fathom Events, of 32.0%, SV Holdco LLC, owner of Screenvision, 21.2%, and Digital Cinema Media (“DCM”) of 50.0%. The Company also has partnership interests in four U.S. motion picture theatres and one IMAX® screen of 50.0% (“Theatre Partnerships”) and approximately 50.0% interest in 57 theatres in Europe acquired in the Odeon and Nordic acquisitions. Indebtedness held by equity method investees is non-recourse to the Company.

Amounts payable to U.S. Theatre Partnerships were $0.7 million and $2.8 million as of September 30, 2018 and

December 31, 2017, respectively.

Dreamscape and Central Services Studios Preferred Stock.  During the nine months ended September 30, 2018, the Company invested an additional $5.0 million in Dreamscape Immersive, Inc. (“Dreamscape”) and invested an additional $5.0 million in Central Services Studios, Inc. (“Central Services Studios”) as a part of its virtual reality technologies strategy. The investments are recorded at cost following the measurement alternative as there is no established market for the securities and the Company does not have significant influence over these entities.

RealD.  During the nine months ended September 30, 2018, the Company entered into a Stock Issuance and Restrictions Agreement with RealD Holdings Inc. (“RealD”). The new agreement replaces a similar agreement with RealD for the lease of RealD 3D systems where rental payments continue to be variable and based on paid admissions and extends the term of the agreement to December 31, 2024. The investments are recorded at cost following the measurement alternative as there is no established market for the securities and the Company does not have significant influence over these entities.

Equity in Earnings (Loss) of Non-Consolidated Entities

Aggregated condensed financial information of the Company’s significant non-consolidated equity method investments (DCIP and NCM) is shown below:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues	$43.4	$156.3	$320.9	$417.9
Operating costs and expenses	19.1	99.3	230.8	303.6
Net earnings	$24.3	$57.0	$90.1	$114.3

Note: The revenues, operating costs and expense, and net earnings for the three months ended September 30, 2018 above includes DCIP only, as the sale of the Company’s investment in NCM closed on July 5, 2018.

The components of the Company’s recorded equity in earnings (loss) of non-consolidated entities are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
NCM and NCM, Inc.	$28.9	$(11.1)	$17.3	$(216.8)
Digital Cinema Implementation Partners, LLC	7.4	6.0	20.9	21.2
Screenvision	30.1	1.0	30.5	0.8
Other	3.6	2.3	5.3	(4.3)
The Company’s recorded equity in earnings (loss)	$70.0	$(1.8)	$74.0	$(199.1)

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

On June 18, 2018, the Company entered into two Unit Purchase Agreements (the “Agreements”) with each of Regal Cinemas, Inc. (“Regal”) and Cinemark USA, Inc. (“Cinemark”) pursuant to which Regal and Cinemark each separately agreed to purchase 10,738,740 common units of NCM at a sales price of $7.30 per unit and aggregate consideration of approximately $156.8 million (the “Sales”). The Sales closed on July 5, 2018. Following the closing of the Sales, the Company no longer owns any shares of common stock in NCM, Inc. or common units in NCM. NCM consented to the Sales and waived its rights under the memorandum of understanding that provided the Company would not reduce its combined ownership of NCM and NCM, Inc. below 4.5%. The Company recorded a $28.9 million gain on the sale of its NCM investment during the three months ended September 30, 2018.

The Company recorded the following related party transactions with NCM:

	As of	As of
(In millions)	September 30, 2018	December 31, 2017
Due from NCM for on-screen advertising revenue	$1.8	$2.5
Due to NCM for Exhibitor Services Agreement	5.3	9.4
Promissory note payable to NCM	2.8	2.8

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net NCM screen advertising revenues	$15.4	$6.7	$50.0	$28.0
NCM beverage advertising expense	1.8	1.7	6.0	5.3

The Company recorded the following changes in the carrying amount of its investment in NCM and equity in earnings (loss) of NCM during the nine months ended September 30, 2018:

			Accumulated
		Exhibitor	Other		Equity in
	Investment in	Services	Comprehensive	Cash	(Earnings)	Advertising
(In millions)	NCM (1)	Agreement (2)	(Income)/Loss	Received (Paid)	Loss (3)	(Revenue)
Ending balance at December 31, 2017	$161.1	$(530.9)	$(1.8)
ASC 606 revenue recognition change in amortization method	—	(52.9)	—
Surrender of common units for common unit adjustment	(6.3)	5.2	—	$—	$1.1	—
Receipt of excess cash distributions	(15.3)	—	—	15.3	—	—
Impairment loss - held for sale (4)	(14.4)	—	—	—	14.4	—
Expenses on sale of NCM common units	—	—	—	1.4	1.4	—
Sale of NCM common units	(128.3)	—	1.7	156.8	(30.2)	—
Equity in earnings	3.2	—	0.1	—	(3.3)	—
Amortization of ESA	—	10.9	—	—	—	(10.9)
For the period ended or balance as of September 30, 2018	$—	$(567.7)	$—	$173.5	$(16.6)	$(10.9)

(1)

The following table represents AMC’s investment in NCM, Inc. common shares and NCM common membership units including units received under the Common Unit Adjustment Agreement dated as of February 13, 2007:

	Common
	Membership Units		Common Shares
	Tranche 1	Tranche 2 (a)	NCM, Inc. (5)
Beginning balance at December 31, 2012	17,323,782	—	—
Additional units received in the quarter ended June 30, 2013	—	1,728,988	—
Additional units received in the quarter ended June 30, 2014	—	141,731	—
Additional units received in the quarter ended June 30, 2015	—	469,163	—
Additional units received in the quarter ended December 31, 2015	—	4,399,324	—
Units exchanged for NCM, Inc. shares in December 2015	—	(200,000)	200,000
Additional units received in the quarter ended March 31, 2017	—	18,787,315	—
Surrender of units for transferred theatres in March 2017	—	(2,850,453)	—
Surrender of units for exclusivity waiver in March 2017	—	(1,807,220)	—
Conversion of units to NCM, Inc. common shares in September 2017	—	(14,600,000)	14,600,000
Sale of NCM, Inc. common shares in September 2017	—	—	(14,800,000)
Conversion of units to NCM, Inc. common shares in October 2017	—	(1,000,000)	1,000,000
Surrender of units in the quarter ended March 31, 2018	—	(915,150)	—
Sale of NCM, Inc. common shares in June 2018	—	—	(1,000,000)
Sale of NCM common units in July 2018	(17,323,782)	(4,153,698)	—
Ending balance at September 30, 2018	—	—	—

(a)

The additional units received (surrendered) in June 2013, June 2014, June 2015, December 2015, March 2017, and March 2018 were measured at fair value (Level 1) using NCM, Inc.’s stock price of $15.22,  $15.08,  $14.52,  $15.75, $12.52,  and $5.64, respectively.

(2)

Represents the unamortized portion of the ESA with NCM. Such amounts are being amortized to other theatre revenues over the remainder of the 30-year term of the ESA ending in 2037. See Note 1–Basis of Presentation and Note 2–Revenue Recognition for information on the effects of adopting ASC 606.

(3)

Excludes a lower of carrying value or fair value impairment loss of $1.6 million related to the Company’s common stock investment in NCM, Inc. See Note 9–Fair Value Measurements for further information regarding a lower of carrying value or fair value impairment losses.

(4)

The Company recorded an impairment loss on held-for-sale units and shares for NCM, Inc. of $1.6 million and NCM of $14.4 million for a total impairment of $16.0 million during the three months ended March 31, 2018. The charges reflect recording our units and shares at the publicly quoted per share price on March 31, 2018 of $5.19. See Note 9–Fair Value Measurements for further information regarding a lower of carrying value or fair value impairment loss.

(5)	The following table represents AMC’s investment in NCM, Inc. common shares.

		Cash	NCM Inc.
	Investment in	Received	Equity in
(In millions)	NCM Inc.	(Paid)	(Earnings) Loss
Ending balance December 31, 2017	$6.8	$—	$—
Held-for-sale impairment loss (4)	(1.6)	—	1.6
Expenses from the sale of NCM Inc. common shares	—	(0.1)	0.1
Dividend received NCM, Inc. common shares	(0.3)	0.3	—
Sale of NCM Inc. common shares	(4.9)	7.2	(2.3)
Ending balance at September 30, 2018	$—	$7.4	$(0.6)

During the nine months ended September 30, 2018 and September 30, 2017, the Company recorded cash received as investment income of $5.4 million and $5.5 million, respectively, related to the NCM tax receivable agreement. During the nine months ended September 30, 2018, the Company sold 1,000,000 shares of NCM, Inc. for net proceeds of $7.2 million and a gain of $2.3 million. During the three months ended September 30, 2018, the Company sold 21,477,480 common membership units of NCM, LLC for net proceeds of $156.8 million and a gain of $28.9 million.

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

On June 18, 2018, the Company entered into two Agreements with each of Regal and Cinemark pursuant to which Regal and Cinemark each separately agreed to purchase 10,738,740 common units of NCM at a sales price of $7.30 per unit and aggregate consideration of approximately $156.8 million. The Sales closed on July 5, 2018. Following the closing of the Sales, the Company no longer owns any shares of common stock in NCM, Inc. or common units in NCM. NCM consented to the Sales and waived its rights under the memorandum of understanding that provided the Company would not reduce its combined ownership of NCM and NCM, Inc. below 4.5%. The Company recorded a $28.9 million gain on the sale of its NCM investment during the three months ended September 30, 2018.

Screenvision Merger.  On May 30, 2018 Screenvision entered into an Agreement and Plan of Merger under which a change of control in Screenvision occurred upon consummation of the transactions contemplated therein. The Company received distributions and merger consideration of $45.9 million on July 2, 2018 upon consummation of the Screenvision merger and retains a 21.2% common membership interest. The Company reduced the carrying value of its investment in Screenvision to $0 and recorded equity in earnings for the excess distribution of $30.1 million during the three months ended September 30, 2018.

Digital Cinema Media.  The Company acquired its equity investment in DCM on November 30, 2016 in connection with the acquisition of Odeon. The Company receives advertising services from DCM for its Odeon theatres in International markets through a joint venture in which it has a 50.0% ownership interest.

The Company recorded the following related party transactions with DCM:

	As of	As of
(In millions)	September 30, 2018	December 31, 2017
Due from DCM for on-screen advertising revenue	$0.7	$4.6

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
DCM screen advertising revenues	$4.2	$4.8	$13.4	$14.3

DCIP Transactions.  The Company pays equipment rent monthly and records the equipment rental expense on a straight-line basis over 12 years.

The Company recorded the following related party transactions with DCIP:

	As of	As of
(In millions)	September 30, 2018	December 31, 2017
Due from DCIP for warranty expenditures	$3.3	$2.8
Deferred rent liability for digital projectors	7.9	8.1

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Digital equipment rental expense	$1.4	$1.4	$4.4	$4.3

AC JV Transactions.    The Company recorded the following related party transactions with AC JV:

	As of	As of
(In millions)	September 30, 2018	December 31, 2017
Due to AC JV for Fathom Events programming	1.2	0.5

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Film exhibition costs:
Gross exhibition cost on Fathom Events programming	$3.5	$2.2	$8.5	$9.0

Screenvision Transactions.    The Company recorded the following related party transactions with Screenvision:

	As of	As of
(In millions)	September 30, 2018	December 31, 2017
Due from Screenvision for on-screen advertising revenue	$1.8	$3.1

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Screenvision screen advertising revenues	$3.8	$3.5	$11.3	$9.9

Nordic JV’s.    The Company recorded the following related party transactions with the Nordic theatre JV’s:

	As of	As of
(In millions)	September 30, 2018	December 31, 2017
Due from Nordic JVs	$3.8	$5.7
Due to Nordic JVs for management services	2.2	2.5

NOTE 6—CORPORATE BORROWINGS

A summary of the carrying value of corporate borrowings and capital and financing lease obligations is as follows:

(In millions)	September 30, 2018	December 31, 2017
Revolving Credit Facility Due 2020 (4.63% as of September 30, 2018)	$—	$—
Odeon Revolving Credit Facility Due 2022 (2.5% + Base Rate of 0.75% as of September 30, 2018)	6.6	—
Senior Secured Credit Facility-Term Loan due 2022 (4.3844% as of September 30, 2018)	856.4	863.0
Senior Secured Credit Facility-Term Loan due 2023 (4.3844% as of September 30, 2018)	492.5	496.3
6.0% Senior Secured Notes due 2023	230.0	230.0
2.95% Senior Unsecured Convertible Notes due 2024	600.0	—
5.0% Promissory Note payable to NCM due 2019	2.8	2.8
5.875% Senior Subordinated Notes due 2022	375.0	375.0
6.375% Senior Subordinated Notes due 2024 (£500 million par value)	651.5	675.1
5.75% Senior Subordinated Notes due 2025	600.0	600.0
5.875% Senior Subordinated Notes due 2026	595.0	595.0
6.125% Senior Subordinated Notes due 2027	475.0	475.0
Capital and financing lease obligations, 5.75% - 11.5%	584.5	651.4
Debt issuance costs	(107.6)	(103.7)
Net premiums and (discounts)	(66.2)	26.8
Derivative liability	144.5	—
	5,440.0	4,886.7
Less:
Current maturities	(83.0)	(87.7)
	$5,357.0	$4,799.0

Fifth Amendment to Credit Agreement

On August 14, 2018, the Company entered into the Fifth Amendment to Credit Agreement with Citicorp North America, Inc, as administrative agent and the other lenders party thereto (the “Fifth Amendment”), amending the Credit Agreement dated as of April 30, 2013. The Fifth Amendment made certain changes to certain covenants and definitions. These amendments to the Senior Secured Credit Agreement were executed in order to facilitate an internal reorganization due to recent tax changes and to make modifications which clarified certain ambiguities in the Senior Secured Credit Agreement.

The cash flows for the term loans due 2022 and 2023 were not changed as a result of the August 14, 2018 modification and the Borrowing Capacity under the Revolving Credit Agreement was not changed. As a result, the Company has accounted for the Fifth Amendment as a modification. The Company expensed $0.3 million of third-party costs during the three and nine months ended September 30, 2018 and capitalized $1.5 million debt issuance costs for amounts paid to lenders.

Senior Unsecured Convertible Notes due 2024

Carrying value (in millions) as of September 30, 2018:

	Carrying Value		Carrying Value
	at Issuance on	Charges to	as of
	September 14, 2018	Earnings	September 30, 2018
Principal balance	$600.0	$—	$600.0
Discount	(90.4)	0.6	(89.8)
Debt issuance costs	(12.5)	0.1	(12.4)
Derivative liability	90.4	54.1	144.5
Carrying Value	$587.5	$54.8	$642.3

On September 14, 2018, the Company issued $600.0 million aggregate principal amount of its 2.95% Senior Unsecured Convertible Notes due 2024 (the "Convertible Notes due 2024"). The Convertible Notes due 2024 mature on September 15, 2024, subject to earlier conversion by the holders thereof, repurchase by the Company at the option of the holders or redemption by the Company upon the occurrence of certain contingencies, as discussed below. Upon maturity, the $600.0 million principal amount of the Convertible Notes due 2024 will be payable in cash. The Company will pay interest in cash on the Convertible Notes due 2024 at 2.95% per annum, semi-annually in arrears on September 15th and March 15th, commencing on March 15, 2019. The Company used the net proceeds from the sale of the Convertible Notes due 2024 to repurchase and retire 24,057,143 shares of Class B common stock held by Wanda for $17.50 per share or approximately $421.0 million, associated legal fees of $1.9 million, and to pay a special dividend of $1.55 per share of Class A common stock and Class B common stock, or approximately $160.5 million on September 28, 2018 to shareholders of record on September 25, 2018.

The Company bifurcated the conversion feature from the principal balance of the Convertible Notes due 2024 as a derivative liability because (1) a conversion feature is not clearly and closely related to the debt instrument and the reset of the conversion price discussed in the following paragraph causes the conversion feature to not be considered indexed to the Company’s equity, (2) the conversion feature standing alone meets the definition of a derivative, and (3) the Convertible Notes due 2024 are not remeasured at fair value each reporting period with changes in fair value recorded in the consolidated statement of operations. The derivative liability of $90.4 million is offset by a discount to the principal balance and is amortized to interest expense resulting in an effective rate of 5.98% over the term of the Convertible Notes due 2024. The Company also recorded debt issuance costs of approximately $12.5 million related to the issuance of the Convertible Notes due 2024 and will amortize those costs to interest expense under the effective interest method over the term of the Convertible Notes due 2024. The Company recorded interest expense for the period from September 14, 2018 to September 30, 2018 of $1.5 million. The derivative liability is remeasured at fair value each reporting period with changes in fair value recorded in the consolidated statement of operations as other expense or income. See Note 9 – Fair Value Measurements for a discussion of the valuation methodology. For the three months ended September 30, 2018, this resulted in a charge of $54.1 million. The if-converted value of the Convertible Notes due 2024 exceeded the principal balance by approximately $49.1 million as of September 30, 2018 based on the closing price per share of the Company’s common stock of $20.50 per share.

The Convertible Notes due 2024 are generally not convertible to equity in the first year after issuance. Upon conversion by a holder thereof, the Company shall deliver, at its election, either cash, shares of the Company’s Class A common stock or a combination of cash and shares of the Company’s Class A common stock at a conversion rate of 52.7704 per $1,000 principal amount of the Convertible Notes due 2024 (which represents an initial conversion price of $18.95), in each case subject to customary anti-dilution adjustments. As of September 30, 2018, the $600.0 million principal balance of the Convertible Notes due 2024 would be convertible into 31,662,269 shares of Class A common stock. In addition to typical anti-dilution adjustments, in the event that the then-applicable conversion price is greater than 120% of the average of the volume-weighted average price of the Company’s Class A common stock for the ten days prior to the second anniversary of issuance (the “Reset Conversion Price”), the conversion price for the Convertible Notes due 2024 is subject to a reset provision that would adjust the conversion price downward to such Reset Conversion Price. However, this conversion price reset provision is subject to a conversion price floor such that the shares of the Company’s Class A common stock issuable upon conversion would not exceed 30% of the Company’s then outstanding fully-diluted share capital after giving effect to the conversion. In addition, a trigger of the reset provision would result in up to 5,666,000 shares of the Company’s Class B common stock held by Wanda becoming subject to forfeiture and retirement by the Company at no additional cost pursuant to the stock repurchase agreement between the

Company and Wanda discussed in Note 7 – Stockholders’ Equity. Additionally, the conversion rate will be adjusted if any cash dividend or distribution is made to all or substantially all holders of the Company’s common stock (other than the special dividend referenced above and a regular, quarterly cash dividend that does not exceed $0.20 per share until the second anniversary of issuance and $0.10 per share thereafter). Any Convertible Notes due 2024 that are converted in connection with a Make-Whole Fundamental Change (as defined in the Indenture (the “Indenture”) governing the Convertible Notes due 2024) are, under certain circumstances, entitled to an increase in the conversion rate.

The Company has the option to redeem the Convertible Notes due 2024 for cash on or after the fifth anniversary of issuance at par if the price for the Company’s Class A common stock is equal to or greater than 150% of the then applicable conversion price for 20 or more trading days out of a consecutive 30 day trading period (including the final three trading days), at which time the holders have the option to convert. The Company also has the option to redeem the Convertible Notes due 2024, between the second and third anniversary of issuance, if the reset provision described above is triggered at a redemption price in cash that would result in the noteholders realizing a 15% IRR from the date of issuance regardless of when any particular noteholder acquired its Convertible Notes due 2024. The Company also bifurcated this redemption feature from the principal balance of the Convertible Notes due 2024 and considered it as a part of the overall fair value of the derivative liability.

With certain exceptions, upon a change of control of the Company or if the Company’s Class A common stock is not listed for trading on The New York Stock Exchange, The NASDAQ Global Select Market or The NASDAQ Global Market, the holders of the Convertible Notes due 2024 may require that the Company repurchase in cash all or part of the principal amount of the Convertible Notes due 2024 at a purchase price equal to the principal amount plus accrued and unpaid interest up to, but excluding, the date of repurchase. The Indenture includes restrictive covenants that, subject to specified exceptions and parameters, limit the ability of the Company to incur additional debt and limit the ability of the Company to incur liens with respect to the Company’s senior subordinated notes or any debt incurred to refinance the Company’s senior subordinated notes. The Indenture also includes customary events of default, which may result in the acceleration of the maturity of the Convertible Notes due 2024 under the Indenture.

The Convertible Notes due 2024 are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed on a joint and several senior unsecured basis by all the Company’s existing and future domestic restricted subsidiaries that guarantee its other indebtedness.

On September 14, 2018, in connection with the issuance of the Convertible Notes due 2024, the Company entered into an investment agreement (the “Investment Agreement”) providing for, among other things, registration rights with respect to the Convertible Notes due 2024 and the shares of Class A common stock underlying the Convertible Notes due 2024. Subject to the terms of the Investment Agreement, the Company is required to file a registration statement with the SEC not later than three months from the issuance date of the Convertible Notes in order to provide for resales of the Convertible Notes due 2024 and the shares of Class A common stock underlying the Convertible Notes to be made on a delayed or continuous basis pursuant to Rule 415 under the Securities Act.

NOTE 7—STOCKHOLDERS’ EQUITY

Dividends

The following is a summary of dividends and dividend equivalents paid to stockholders during the nine months ended September 30, 2018:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 28, 2018	March 12, 2018	March 26, 2018	$0.20	$26.0
May 3, 2018	June 11, 2018	June 25, 2018	0.20	26.0
July 24, 2018	September 10, 2018	September 24, 2018	0.20	25.8
September 14, 2018	September 25, 2018	September 28, 2018	1.55	162.9

On September 14, 2018, the Holdings’ Board of Directors declared a special cash dividend in the amount of $1.55 per share of Class A and Class B common stock, payable on September 28, 2018 to stockholders of record on September 25, 2018.

On November 1, 2018, Holdings’ Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on December 26, 2018 to stockholders of record on December 10, 2018.

Related Party Transactions

As of September 30, 2018 and December 31, 2017, the Company recorded a receivable due from Wanda of $0.8 million and $0.6 million, respectively, for reimbursement of general administrative and other expense incurred on behalf of Wanda. During the nine months ended September 30, 2018, the Company recorded $0.7 million of cost reductions for general and administrative services provided on behalf of Wanda. Wanda owns Legendary Entertainment, a motion picture production company. The Company will occasionally play Legendary’s films in its theatres as a result of transactions with independent film distributors.

On September 14, 2018, the Company entered into the Investment Agreement with Silver Lake Alpine, L.P., an affiliate of Silver Lake Group, L.L.C. (“Silver Lake”), relating to the issuance to Silver Lake (or its designated affiliates) of $600 million principal amount of the Convertible Notes due 2024.

On September 14, 2018, the Company, Silver Lake and Wanda entered into a Right of First Refusal Agreement (the “ ROFR Agreement ”), which provides Silver Lake certain rights to purchase shares of the Company’s common stock that Wanda proposes to sell during a period of two years from the date of execution of the ROFR Agreement or, if earlier, until such time that Wanda and its affiliates cease to beneficially own at least 50.1% of the total voting power of the Company’s voting stock. The right of first refusal applies to both registered and unregistered transfers of shares. Under the ROFR Agreement, in the event that Wanda and its affiliates cease to beneficially own at least 50.1% of the total voting power of the Company’s voting stock, then the Company will have the same right of first refusal over sales of the Company’s common stock by Wanda as described above until the expiration of the two-year period beginning on the date of execution of the ROFR Agreement. In such event, the Company may exercise such right to purchase shares from Wanda from time to time pursuant to the ROFR Agreement in its sole discretion, subject to approval by the disinterested directors of the Board. If the Company determines to exercise its right to purchase shares from Wanda pursuant to the ROFR Agreement, it will have the obligation under the Investment Agreement to offer to sell to Silver Lake a like number of shares of the Company’s Class A Common Stock, at the same per share price at which it purchased the Wanda shares.

On September 14, 2018, the Company used the proceeds from the Convertible Notes due 2024, and pursuant to a stock repurchase agreement between the Company and Wanda, repurchased 24,057,143 shares of Class B common stock at a price of $17.50 per share or $421.0 million and associated legal fees of $1.9 million. As of September 30, 2018, Wanda owns 50.01% of AMC through its 51,769,784 shares of Class B common stock. With the three-to-one voting ratio between our Class B and Class A common stock, Wanda retains voting control of AMC with 75.01% of the voting power of the Company’s common stock. As discussed in Note 6 up to 5,666,000 shares of Class B common stock are subject to forfeiture for no consideration in connection with the reset provision contained in the Indenture.

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

During the nine months ended September 30, 2018, two employees who held 37,105 shares relinquished their put rights, therefore the related share amount of $0.4 million was reclassified to additional paid in capital, a component of stockholders’ equity.

Stock-Based Compensation

Holdings adopted a stock-based compensation plan in December of 2013.

The Company recognized stock-based compensation expense of $4.2 million and $(0.1) million within general and administrative: other during the three months ended September 30, 2018 and September 30, 2017, respectively. The Company recognized stock-based compensation expense of $10.9 million and $3.9 million within general and administrative: other during the nine months ended September 30, 2018 and September 30, 2017, respectively.

The components of the Company’s recorded and unrecognized stock-based compensation expense are as follows:

				Additional
			Amount	Expected to	Expected to	Expected to
	Three Months Ended	Nine Months Ended	Unrecognized	Recognize	Recognize	Recognize
Grant	September 30, 2018	September 30, 2018	September 30, 2018	2018	2019	2020
2018 Board of Directors	$—	$0.5	$—	$—	$—	$—
2018 RSU awards	1.0	2.4	7.8	1.0	3.4	3.4
2018 PSU awards	1.8	4.1	6.0	1.8	3.0	1.2
2017 RSU awards	0.5	1.3	2.4	0.5	1.9	—
2017 RSU NEO awards	0.3	1.0	1.7	0.3	1.4	—
2017 PSU awards (1)	—	—	—	—	—	—
2016 RSU awards	0.3	0.8	0.3	0.3	—	—
2016 RSU NEO awards	0.3	0.8	0.3	0.3	—	—
2016 PSU awards (1)	—	—	—	—	—	—
	$4.2	$10.9	$18.5	$4.2	$9.7	$4.6

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

The award agreements generally had the following features:

•

Stock Award:  On March 12, 2018, five members of Holdings’ Board of Directors were granted awards of 28,055 fully vested shares of Class A common stock in the aggregate. The Company recognized approximately $0.5 million of expense in general and administrative: other expense during the nine months ended September 30, 2018, in connection with these share grants.

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

The following table represents the nonvested RSU and PSU activity for the nine months ended September 30, 2018:

		Weighted
		Average
	Shares of RSU	Grant Date
	and PSU	Fair Value
Beginning balance at January 1, 2018	1,083,841	$28.61
Granted	1,313,152	15.65
Vested	(195,432)	28.46
Forfeited	(27,870)	20.49
Nonvested at September 30, 2018	2,173,691	$20.90

Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2018

								Accumulated
	Class A Voting		Class B Voting		Additional			Other	Accumulated	Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Earnings	Stockholders’
(In millions, except share and per share data)	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	(Deficit)	Equity
Balances December 31, 2017	55,010,160	$0.5	75,826,927	$0.8	$2,241.6	3,232,625	$(48.2)	$125.6	$(207.9)	$2,112.4
Cumulative effect adjustments for the adoption of new accounting principles (AS 606, ASU 2016-01 and ASU 2018-02)	—	—	—	—	—	—	—	4.4	(36.2)	(31.8)
Net earnings	—	—	—	—	—	—	—	—	17.7	17.7
Other comprehensive income	—	—	—	—	—	—	—	10.5	—	10.5
Dividends declared:
Class A common stock, $0.20/share	—	—	—	—	—	—	—	—	(10.8)	(10.8)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	—	(15.2)	(15.2)
Reversed dividend accrual for nonvested PSU's	—	—	—	—	—	—	—	—	0.7	0.7
RSUs surrendered to pay for payroll taxes	326,005	—	—	—	(1.8)	—	—	—	—	(1.8)
Reclassification from temporary equity	27,195	—	—	—	0.3	—	—	—	—	0.3
Stock-based compensation	28,055				2.8					2.8
Balances March 31, 2018	55,391,415	$0.5	75,826,927	$0.8	$2,242.9	3,232,625	$(48.2)	$140.5	$(251.7)	$2,084.8
Net earnings	—	—	—	—	—	—	—	—	22.2	22.2
Other comprehensive loss	—	—	—	—	—	—	—	(107.0)	—	(107.0)
Dividends declared:
Class A common stock, $0.20/share	—	—	—	—	—	—	—	—	(10.8)	(10.8)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	—	(15.2)	(15.2)
Reclassification from temporary equity	9,910	—	—	—	0.1	—	—	—	—	0.1
Stock-based compensation	—	—	—	—	4.0	—	—	—	—	4.0
Class A common stock repurchases	—	—	—	—	—	500,000	(8.2)	—	—	(8.2)
Balances June 30, 2018	55,401,325	$0.5	75,826,927	$0.8	$2,247.0	3,732,625	$(56.4)	$33.5	$(255.5)	$1,969.9
Net loss	—	—	—	—	—	—	—	—	(100.4)	(100.4)
Other comprehensive loss	—	—	—	—	—	—	—	(7.5)	—	(7.5)

Dividends declared:
Class A common stock, $0.20/share	—	—	—	—	—	—	—	—	(10.6)	(10.6)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	—	(15.3)	(15.3)
Special dividend declared:
Class A common stock, $1.55/share	—	—	—	—	—	—	—	—	(82.7)	(82.7)
Class B common stock, $1.55/share	—	—	—	—	—	—	—	—	(80.2)	(80.2)
Stock-based compensation	—	—	—	—	4.2	—	—	—	—	4.2
Class B common stock repurchase and cancellation	—	—	(24,057,143)	(0.3)	(256.7)	—	—	—	(165.9)	(422.9)
Balances September 30, 2018	55,401,325	$0.5	51,769,784	$0.5	$1,994.5	3,732,625	$(56.4)	$26.0	$(710.6)	$1,254.5

Consolidated Statements of Stockholder’s Equity

For the Nine Months Ended September 30, 2017

								Accumulated
	Class A Voting		Class B Voting		Additional			Other	Accumulated	Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Earnings	Stockholders’
(In millions, except share and per share data)	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	(Deficit)	Equity
Balances December 31, 2016	34,236,561	$0.3	75,826,927	$0.8	$1,627.3	36,769	$(0.7)	$(2.5)	$384.4	$2,009.6
Net earnings	—	—	—	—	—	—	—	—	8.4	8.4
Other comprehensive loss	—	—	—	—	—	—	—	(1.9)	—	(1.9)
Dividends declared:
Class A common stock, $0.20/share	—	—	—	—	—	—	—	—	(11.1)	(11.1)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	—	(15.2)	(15.2)
Additional offering	20,330,874	0.2	—	—	617.5	—	—	—	—	617.7
RSUs surrendered to pay for payroll taxes	393,413	—	—	—	(6.5)	—	—	—	—	(6.5)
Stock-based compensation	13,684	—	—	—	(0.4)	—	—	—	—	(0.4)
Balances March 31, 2017	54,974,532	$0.5	75,826,927	$0.8	$2,237.9	36,769	$(0.7)	$(4.4)	$366.5	$2,600.6
Net loss	—	—	—	—	—	—	—	—	(176.5)	(176.5)
Other comprehensive income	—	—	—	—	—	—	—	76.5	—	76.5
Dividends declared:
Class A common stock, $0.20/share	—	—	—	—	—	—	—	—	(11.2)	(11.2)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	—	(15.2)	(15.2)
Additional offering	—	—	—	—	(0.9)	—	—	—	—	(0.9)
Stock-based compensation		—	—	—	3.0	—	—	—	—	3.0
RSUs surrendered to pay for payroll taxes	795	—	—	—	—	—	—	—	—	—
Reclassification from temporary equity	27,197	—	—	—	0.3	—	—	—	—	0.3
Balances June 30, 2017	55,002,524	$0.5	75,826,927	$0.8	$2,240.3	36,769	$(0.7)	$72.1	$163.6	$2,476.6
Net loss	—	—	—	—	—	—	—	—	(42.7)	(42.7)
Other comprehensive income	—	—	—	—	—	—	—	33.7	—	33.7
Dividends declared:
Class A common stock, $0.20/share	—	—	—	—	—	—	—	—	(11.2)	(11.2)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	—	(15.2)	(15.2)
Stock-based compensation	—	—	—	—	(0.3)	—	—	—	—	(0.3)

Class A common stock repurchases	—	—	—	—	—	1,068,300	(16.5)	—	—	(16.5)
Balances September 30, 2017	55,002,524	$0.5	75,826,927	$0.8	$2,240.0	1,105,069	$(17.2)	$105.8	$94.5	$2,424.4

NOTE 8—INCOME TAXES

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

At September 30, 2018 and December 31, 2017, the Company has net deferred tax liabilities of $14.8 million and $20.7 million, respectively. During the fourth quarter of 2017, the Company determined that it was appropriate to record a valuation allowance against U.S. deferred tax assets. In addition, several international jurisdictions carry valuation allowances against their deferred tax assets. As a result, the effective tax rate for the period ended September 30, 2018 reflects the impact of these valuation allowances against U.S. and international deferred tax assets generated during the nine month period. For the remainder of 2018, the Company anticipates income tax expense will relate solely to domestic state tax expense and international tax expense incurred in certain profitable jurisdictions. The Company evaluates its deferred tax assets each period to determine if a valuation allowance is required based on whether it is “more likely than not” that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods on a federal, state and foreign jurisdiction basis. The Company conducts its evaluation by considering all available positive and negative evidence, including historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlooks for the U.S. motion picture and broader economy, among others.

The projected worldwide effective tax rate based on annual projected earnings for the year ending December 31, 2018 is (3.4)%. The actual effective rate for the nine months ended September 30, 2018 was (27.9)%. The Company’s consolidated tax rate for the nine months ended September 30, 2018 differs from the U.S. statutory tax rate primarily due to the valuation allowances in U.S. and foreign jurisdictions, foreign tax rate differences, state taxes, permanent differences related to interest, compensation, and other discrete items.

Tax contingencies and other income tax liabilities were $18.1 million and $15.3 million as of September 30, 2018 and December 31, 2017, respectively, and are included in other long-term liabilities. The increase relates primarily to state income taxes and state income tax credits. The Company also continues to be subject to examination by the IRS and the fiscal year ended March 29, 2012 (tax year 2011) is currently under extended statute. The Company’s operations in certain jurisdictions outside of the U.S. remain subject to examination for tax years 2012 to 2016, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to the Company’s consolidated financial statements. The Company believes its allowances for income tax contingencies are adequate. Based on the information currently available, the Company does not anticipate a material (or significant) increase or decrease to its tax contingencies within the next 12 months.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company recognized provisional tax impacts of zero related to the deemed repatriated earnings and the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. During the three months ended September 30, 2018, the Company finalized its assessment of the deemed repatriated earnings component of the Tax Reform Act, confirming a zero impact on the consolidated statement of operations and consolidated balance sheet as presented in the 2017 Form 10-K.

NOTE 9—FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements.  The following table summarizes the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of September 30, 2018:

		Fair Value Measurements at September 30, 2018 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Money market mutual funds	$0.5	$0.5	$—	$—
Equity securities, available-for-sale:
Investments measured at net asset value (1)	10.8	—	—	—
Total assets at fair value	$11.3	$0.5	$—	$—

Other long-term liabilities:
Derivative liability	$144.5	$—	$—	$144.5
Total liabilities at fair value	$144.5	$—	$—	$144.5

(1)

The investments relate to a non-qualified deferred compensation arrangement on behalf of certain members of management. The Company has an equivalent liability for this related-party transaction recorded in other long-term liabilities for the deferred compensation obligation.

Valuation Techniques.  The Company’s money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. See Note 11—Accumulated Other Comprehensive Income for the unrealized gain on the equity securities recorded in accumulated other comprehensive income.

On September 14, 2018, the Company issued Convertible Notes due 2024 with a conversion feature that gave rise to an embedded derivative instrument (See Note 6 – Corporate Borrowings). The derivative feature has been valued using a Monte Carlo simulation approach.  The Monte Carlo simulation approach consists of simulated common stock prices from the valuation date to the maturity of the Convertible Notes. Increases or decreases in the Company’s share price, the volatility of the share price, the passage of time, risk-free interest rate, discount yield, and dividend yield will all impact the value of the derivative instrument. The Company re-values the derivative instrument at the end of each reporting period and any changes are recorded in other expense (income) in the consolidated statements of operations.

Other Fair Value Measurement Disclosures.  The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at September 30, 2018 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$15.2	$—	$14.0	$1.4
Corporate borrowings	4,833.6	—	4,298.1	510.2

Valuation Technique.  Quoted market prices and observable market based inputs were used to estimate fair value for Level 2 inputs. The Level 3 fair value measurement represents the transaction price of the corporate borrowings under market conditions. On September 14, 2018, the Company issued $600.0 million of Convertible Notes due 2024. These notes were issued by private placement, as such there is no observable market for these Convertible Notes. The Company valued these notes at principal value less a discount reflecting a market yield to maturity. See Note 6 – Corporate Borrowings for further information.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

NOTE 10—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

A rollforward of reserves for theatre and other closure and disposition of assets is as follows:

	Nine Months Ended
(In millions)	September 30, 2018	September 30, 2017
Beginning balance, December 31, 2017 and December 31, 2016, respectively	$27.5	$34.6
Theatre and other closure expense	3.1	1.1
Transfer of assets and liabilities	1.0	1.2
Foreign currency translation adjustment	(0.3)	1.0
Cash payments	(9.9)	(8.3)
Ending balance	$21.4	$29.6

In the accompanying Consolidated Balance Sheets, as of September 30, 2018, the current portion of the ending balance totaling $7.3 million is included with accrued expenses and other liabilities and the long-term portion of the ending balance totaling $14.1 million is included with other long-term liabilities. Theatre and other closure reserves for leases that have not been terminated were recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

During the three months ended September 30, 2018 and September 30, 2017, the Company recognized theatre and other closure (income) expense of $0.9 million and $(0.6) million, respectively, and during the nine months ended September 30, 2018 and September 30, 2017, the Company recognized theatre and other closure expense of $3.1 million and $1.1 million, respectively. Theatre and other closure expense included the accretion on previously closed properties with remaining lease obligations.

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the change in accumulated other comprehensive income by component:

			Unrealized Net	Unrealized Net
		Pension and	Gain from	Gain from Equity
	Foreign	Other	Marketable	Method Investees’
(In millions)	Currency	Benefits	Securities	Cash Flow Hedge	Total
Balance, December 31, 2017	$129.9	$(6.6)	$0.6	$1.7	$125.6
Other comprehensive income (loss) before reclassifications	(101.6)	(1.4)	—	0.2	(102.8)
Amounts reclassified from accumulated other comprehensive income	1.0	—	—	(2.2)	(1.2)
Other comprehensive income (loss)	(100.6)	(1.4)	—	(2.0)	(104.0)
Adoption of ASU 2016-01 - reclassification to retained earnings	—	—	(0.6)	—	(0.6)
Adoption of ASU 2018-02 - reclassification to retained earnings	4.0	0.6	—	0.4	5.0
Balance, September 30, 2018	$33.3	$(7.4)	$—	$0.1	$26.0

The tax effects allocated to each component of other comprehensive income (loss) during the three months ended September 30, 2018 and September 30, 2017 are as follows:

	Three Months Ended
	September 30, 2018			September 30, 2017
		Tax			Tax
	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax
(In millions)	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized foreign currency translation adjustment (1)	$(5.7)	$—	$(5.7)	$39.0	$(4.6)	$34.4
Pension and other benefit adjustments:
Net gain arising during the period	0.2	(0.1)	0.1	—	—	—
Marketable securities:
Unrealized net holding gain (loss) arising during the period	—	—	—	0.4	(0.2)	0.2
Equity method investees' cash flow hedge:
Unrealized net holding loss arising during the period	—	—	—	0.1	—	0.1
Realized net loss reclassified into equity in earnings of non-consolidated entities	(2.5)	0.6	(1.9)	(1.6)	0.6	(1.0)
Other comprehensive income (loss)	$(8.0)	$0.5	$(7.5)	$37.9	$(4.2)	$33.7

(1)	Deferred tax impacts of foreign currency translation for the Odeon and Nordic international operations have not been recorded due to the Company’s intent to remain permanently invested.

The tax effects allocated to each component of other comprehensive income (loss) during the nine months ended September 30, 2018 and September 30, 2017 are as follows:

	Nine Months Ended
	September 30, 2018			September 30, 2017
		Tax			Tax
	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax
(In millions)	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized foreign currency translation adjustment (1)	$(101.7)	$0.1	$(101.6)	$120.4	$(11.1)	$109.3
Realized loss on foreign currency transactions	1.0	—	1.0	—	—	—
Pension and other benefit adjustments:
Net loss arising during the period	(1.5)	0.2	(1.3)	—	—	—
Amortization of net (gain) loss reclassified into general and administrative: other	—	—	—	(0.5)	—	(0.5)
Marketable securities:
Unrealized net holding gain (loss) arising during the period	—	—	—	0.9	(0.4)	0.5
Realized net gain reclassified into investment expense (income)	—	—	—	(0.1)	—	(0.1)
Equity method investees' cash flow hedge:
Unrealized net holding gain (loss) arising during the period	0.2	—	0.2	—	—	—
Realized net (gain) loss reclassified into equity in earnings of non-consolidated entities	(2.8)	0.6	(2.2)	(1.5)	0.6	(0.9)
Other comprehensive income (loss)	$(104.8)	$0.9	$(103.9)	$119.2	$(10.9)	$108.3

(1)	Deferred tax impacts of foreign currency translation for the Odeon and Nordic international operations have not been recorded due to the Company’s intent to remain permanently invested.

NOTE 12—OPERATING SEGMENTS

The Company reports information about operating segments in accordance with ASC 280-10, Segment Reporting, which requires financial information to be reported based on the way management organizes segments within a company for making operating decisions and evaluating performance. Beginning with the Company’s acquisition of Odeon in 2016, the Company has identified two reportable segments for its theatrical exhibition operations, U.S. markets and International markets. The International markets reportable segments consist of two operating segments (Odeon Theatres and Nordic Theatres) with operations in or partial interest in theatres in the United Kingdom, Germany, Spain, Italy, Ireland, Austria, Portugal, Sweden, Finland, Estonia, Latvia, Lithuania, Norway,  Denmark, and the Kingdom of Saudi Arabia. Each segment’s revenue is derived from admissions, food and beverage sales and other ancillary revenues, primarily screen advertising, AMC Stubs® membership fees, ticket sales, gift card income and exchange ticket income. The two international operating segments are combined into one reportable segment (International markets) because they have similar economic characteristics and meet the aggregation criteria described in the accounting guidance for segment reporting. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company does not report asset information by segment because that information is not used to evaluate the performance of or allocate resources between segments.

Below is a breakdown of select financial information by reportable operating segment:

	Three Months Ended		Nine Months Ended
Revenues (In millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
U.S. markets	$895.6	$845.7	$3,007.1	$2,745.2
International markets	325.8	333.0	1,040.4	917.2
Total revenues	$1,221.4	$1,178.7	$4,047.5	$3,662.4

	Three Months Ended		Nine Months Ended
Adjusted EBITDA (1) (In millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
U.S. markets (2)	$105.0	$107.6	$535.6	$420.6
International markets	37.4	39.8	129.5	113.7
Total Adjusted EBITDA	$142.4	$147.4	$665.1	$534.3

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

(2)	Distributions from NCM are reported entirely within the U.S. markets segment.

	Three Months Ended		Nine Months Ended
Capital Expenditures (In millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
U.S. markets	$92.9	$126.9	$264.9	$416.6
International markets	40.9	22.8	110.0	51.1
Total capital expenditures	$133.8	$149.7	$374.9	$467.7

Financial Information About Geographic Area:

	Three Months Ended		Nine Months Ended
Revenues (In millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
United States	$895.6	$845.7	$3,007.1	$2,745.2
United Kingdom	123.4	127.8	379.7	366.9
Spain	47.9	47.4	139.7	132.3
Sweden	43.1	47.9	137.0	89.2
Italy	29.5	33.2	124.1	125.9
Germany	22.3	26.6	79.6	86.6
Finland	22.2	21.9	72.3	41.5
Ireland	10.3	10.2	29.6	28.2
Other foreign countries	27.1	18.0	78.4	46.6
Total	$1,221.4	$1,178.7	$4,047.5	$3,662.4

	As of	As of
Long-term assets, net (In millions)	September 30, 2018	December 31, 2017
United States	$5,775.9	$5,866.8
International	2,900.6	3,066.7
Total long-term assets (1)	$8,676.5	$8,933.5

(1)	Long-term assets are comprised of property, intangible assets, goodwill, deferred income tax assets and other long-term assets.

The following table sets forth a reconciliation of net earnings (loss) to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net earnings (loss)	$(100.4)	$(42.7)	$(60.5)	$(210.8)
Plus:
Income tax provision (benefit)	11.1	(17.6)	13.2	(136.4)
Interest expense	84.0	71.4	248.9	203.4
Depreciation and amortization	130.2	135.2	398.4	393.9
Certain operating expenses (1)	6.6	3.7	16.2	12.5
Equity in (earnings) loss of non-consolidated entities (2)	(70.0)	1.8	(74.0)	199.1
Cash distributions from non-consolidated entities (3)	3.1	6.5	30.9	33.1
Attributable EBITDA (4)	2.1	0.8	3.7	1.8
Investment (income) expense	(0.7)	(16.6)	(7.4)	(21.6)
Other expense (income) (5)	54.1	(0.6)	57.7	(1.8)
General and administrative — unallocated:
Merger, acquisition and transaction costs (6)	18.1	5.6	27.1	57.2
Stock-based compensation expense (7)	4.2	(0.1)	10.9	3.9
Adjusted EBITDA	$142.4	$147.4	$665.1	$534.3

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

(2)

During the three months ended September 30, 2018, we recorded equity in earnings related to our sale of all remaining NCM units of $28.9 million and a gain of $30.1 million related to the Screenvision merger. Equity in loss of non-consolidated entities also includes loss on the surrender (disposition) of a portion of our investment in NCM of $1.1 million during the three months ended March 31, 2018. Equity in (earnings) loss of non-consolidated entities includes a lower of carrying value or fair value impairment loss of the held-for sale portion of our investment in NCM of $16.0 million for the nine months ended September 30, 2018. The nine months ended September 30, 2017 included an other-than-temporary impairment loss of $204.5 million, on our investment in NCM. The three months ended September 30, 2017 included a loss on the sale of NCM shares of $21.0 million. The impairment charges reflect recording our held-for-sale units and other-than-temporary impaired shares at the publicly quoted per share price on March 31, 2018 of $5.19 and June 30, 2017 of $7.42.

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

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Equity in (earnings) loss of non-consolidated entities	$(70.0)	$1.8	$(74.0)	$199.1
Less:
Equity in (earnings) loss of non-consolidated entities excluding international theatre JV's	(68.5)	2.1	(72.1)	199.6
Equity in earnings (loss) of International theatre JV's	1.5	0.3	1.9	0.5
Income tax provision	0.1	—	0.2	—
Investment income	(0.1)	—	(0.3)	—
Depreciation and amortization	0.6	0.5	1.9	1.3
Attributable EBITDA	$2.1	$0.8	$3.7	$1.8

(5)

Other expense (income) for the three and nine months ended September 30, 2018 includes financing losses and financing related foreign currency transaction losses. During the three months ended September 30, 2018, we recorded expense of $54.1 million as a result of an increase in fair value of our derivative liability for the Convertible Notes due 2024.

(6)	Merger, acquisition and transition costs are excluded as they are non-operating in nature.

(7)	Stock-based compensation expense is non-cash or non-recurring expense included in general and administrative: other.

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

Net periodic benefit cost (credit) recognized for the plans in other expense (income) during the three months ended September 30, 2018 and September 30, 2017 consists of the following:

	U.S. Pension Benefits		International Pension Benefits
	Three Months Ended		Three Months Ended
(In millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Components of net periodic benefit cost:
Interest cost	$1.0	$1.1	$0.6	$0.7
Expected return on plan assets	(0.8)	(0.8)	(0.8)	(0.8)
Net periodic benefit cost (credit)	$0.2	$0.3	$(0.2)	$(0.1)

Net periodic benefit cost (credit) recognized for the plans in other expense (income) during the nine months ended September 30, 2018 and September 30, 2017 consist of the following:

	U.S. Pension Benefits		International Pension Benefits
	Nine Months Ended		Nine Months Ended
(In millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Components of net periodic benefit cost:
Interest cost	$3.0	$3.2	$2.0	$2.0
Expected return on plan assets	(2.4)	(2.4)	(2.5)	(2.4)
Net periodic benefit cost (credit)	$0.6	$0.8	$(0.5)	$(0.4)

Net periodic service cost (credit) recognized for the plans in general and administrative: other: during the three months ended September 30, 2018 and September 30, 2017 consists of the following:

	U.S. Pension Benefits		International Pension Benefits
	Three Months Ended		Three Months Ended
(In millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net periodic service cost	$—	$—	$0.1	$0.1

Net periodic service cost (credit) recognized for the plans in general and administrative: other: during the nine months ended September 30, 2018 and September 30, 2017 consists of the following:

	U.S. Pension Benefits		International Pension Benefits
	Nine Months Ended		Nine Months Ended
(In millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net periodic service cost	$—	$—	$0.4	$0.2

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

On January 12, 2018 and January 19, 2018, two putative federal securities class actions, captioned Hawaii Structural Iron workers Pension Trust Fund v. AMC Entertainment Holdings, Inc., et al., Case No. 1:18-cv-00299-AJN (the “Hawaii Action”), and Nichols v. AMC Entertainment Holdings, Inc., et al., Case No. 1:18-cv-00510-AJN (the “Nichols Action,” and together with the Hawaii Action, the “Actions”), respectively, were filed against the Company in the U.S. District Court for the Southern District of New York.  The Actions, which name certain of the Company’s officers and directors and, in the case of the Hawaii Action, the underwriters of the Company’s February 8, 2017 secondary public offering, as defendants, asserted claims under some or all of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 with respect to alleged material misstatements and omissions in the registration statement for the secondary public offering and in certain other public disclosures.  On May 30, 2018, the court consolidated the Actions and appointed the International Union of Operating Engineers Pension Fund of Eastern Pennsylvania and Delaware as lead plaintiff. On August 13, 2018, lead plaintiff and additional named plaintiff Hawaii Structural Iron Workers Pension Trust Fund filed a Consolidated Class Action Complaint. On October 12, 2018, the defendants filed motions to dismiss the Consolidated Class Action Complaint. On October 24, 2018, the court granted lead plaintiff’s and Hawaii Structural Iron Workers Pension Trust Fund’s request that they be permitted to file an amended complaint on or before November 21, 2018.

On May 21, 2018, a stockholder derivative complaint, captioned Gantulga v. Aron, et al., Case No. 2:18-cv-02262-JAR-TJJ (the “Gantulga Action”), was filed against certain of the Company’s officers and directors in the U.S. District Court for the District of Kansas. The Gantulga Action, which was filed on behalf of the Company, asserts claims under Section 14(a) of the Securities Exchange Act of 1934 and for breaches of fiduciary duty and unjust enrichment based on allegations substantially similar to the Actions. On August 27, 2018, defendants and the Company as nominal defendant filed a motion to dismiss or, in the alternative, to transfer the action to the U.S. District Court for the Southern District of New York. On September 17, 2018, plaintiff filed an amended complaint. On October 12, 2018, the parties filed a joint motion to transfer the action to the U.S. District Court for the Southern District of New York, which the court granted on October 15, 2018.

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

On May 28, 2015, the Company received a Civil Investigative Demand (“CID”) from the Antitrust Division of the United States Department of Justice in connection with an investigation under Sections 1 and 2 of the Sherman Antitrust Act. Beginning in May 2015, the Company also received CIDs from the Attorneys General for the States of Ohio, Texas, Washington, Florida, New York, Kansas, and from the District of Columbia, regarding similar inquiries under those states’ antitrust laws. The CIDs requested the production of documents and answers to interrogatories concerning potentially anticompetitive conduct, including film clearances and participation in certain joint ventures. On September 17, 2018, the Attorney General for the State of Texas closed its investigation without taking action. The Company does not believe it has violated federal or state antitrust laws and is cooperating with the relevant governmental authorities. However, the Company cannot predict the ultimate scope, duration or outcome of these investigations.

NOTE 15—EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Diluted earnings per share includes the effects of unvested RSU’s with a service condition only and unvested contingently issuable RSUs and PSUs that have service and performance conditions, if dilutive, as well as potential dilutive shares from the conversion feature of the Convertible Notes due 2024, if dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Numerator:
Net loss	$(100.4)	$(42.7)	$(60.5)	$(210.8)
Denominator (shares in thousands):
Weighted average shares for basic earnings (loss) per common share	123,126	131,077	126,386	127,902
Common equivalent shares for RSUs and PSUs	—	—	—	—
Shares for diluted loss per common share	123,126	131,077	126,386	127,902
Basic loss per common share	$(0.82)	$(0.33)	$(0.48)	$(1.65)
Diluted loss per common share	$(0.82)	$(0.33)	$(0.48)	$(1.65)

Vested RSUs and PSU’s have dividend rights identical to the Company’s Class A and Class B common stock and are treated as outstanding shares for purposes of computing basic and diluted earnings per share. Certain unvested RSUs and unvested PSUs are subject to performance conditions and are included in diluted earnings per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the Company’s 2013 Equity Incentive Plan if the end of the reporting period were the end of the contingency period. During the nine months ended September 30, 2018, unvested PSU’s of 411,657 at the minimum performance target were not included in the computation of diluted earnings (loss) per share since the shares would not be issuable under the terms of the Plan, if the end of the reporting period were the end of the contingency period and they would also be anti-dilutive. During the nine months ended September 30, 2018, unvested RSU’s of 902,004 were not included in the computation of diluted earnings (loss) per share because they would be anti-dilutive.

The Company uses the if-converted method for calculating any potential dilutive effect of the Convertible Notes due 2024. The Company has not adjusted net loss for the three and nine months ended September 30, 2018 to eliminate the interest expense or the charge for the derivative liability related to the Convertible Notes due 2024 of $1.5 million and $54.1 million, respectively. The Company has not included in diluted weighted average shares approximately 5.9 million shares and 2.0 million shares upon conversion for the three and nine months ended September 30, 2018, respectively, as the effects would be anti-dilutive. Based on the current conversion price of $18.95 per share the Convertible Notes due 2024 are convertible into 31,662,269 Class A common shares.

NOTE 16—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Consolidating Statement of Operations

Three Months Ended September 30, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$446.6	$304.8	$—	$751.4
Food and beverage	—	240.5	144.3	—	384.8
Other theatre	—	49.4	35.8	—	85.2
Total revenues	—	736.5	484.9	—	1,221.4
Operating costs and expenses
Film exhibition costs	—	240.8	138.0	—	378.8
Food and beverage costs	—	37.2	26.4	—	63.6
Operating expense, excluding depreciation and amortization	—	227.3	173.2	—	400.5
Rent	—	127.9	75.8	—	203.7
General and administrative:
Merger, acquisition and transaction costs	—	9.0	9.1	—	18.1
Other, excluding depreciation and amortization	—	31.7	16.7	—	48.4
Depreciation and amortization	—	69.2	61.0	—	130.2
Operating costs and expenses	—	743.1	500.2	—	1,243.3
Operating loss	—	(6.6)	(15.3)	—	(21.9)
Other expense (income):
Equity in net (earnings) loss of subsidiaries	42.5	(10.4)	—	(32.1)	—
Other expense (income)	54.1	0.5	(0.5)	—	54.1
Interest expense:
Corporate borrowings	63.6	59.8	0.8	(59.9)	64.3
Capital and financing lease obligations	—	1.7	7.7	—	9.4
Non-cash NCM exhibitor service agreement	—	10.3	—	—	10.3
Equity in earnings of non-consolidated entities	—	(37.2)	(32.8)	—	(70.0)
Investment income	(59.8)	(0.9)	0.1	59.9	(0.7)
Total other expense (income)	100.4	23.8	(24.7)	(32.1)	67.4
Earnings (loss) before income taxes	(100.4)	(30.4)	9.4	32.1	(89.3)
Income tax provision (benefit)	—	12.1	(1.0)	—	11.1
Net earnings (loss)	$(100.4)	$(42.5)	$10.4	$32.1	$(100.4)

Consolidating Statement of Operations

Three Months Ended September 30, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$438.2	$315.3	$—	$753.5
Food and beverage	—	222.0	139.4	—	361.4
Other theatre	—	36.7	27.1	—	63.8
Total revenues	—	696.9	481.8	—	1,178.7
Operating costs and expenses
Film exhibition costs	—	221.5	143.3	—	364.8
Food and beverage costs	—	33.5	27.2	—	60.7
Operating expense, excluding depreciation and amortization	—	216.5	166.7	—	383.2
Rent	—	123.0	77.7	—	200.7
General and administrative:
Merger, acquisition and transaction costs	—	3.7	1.9	—	5.6
Other, excluding depreciation and amortization	0.3	16.4	15.9	—	32.6
Depreciation and amortization	—	72.9	62.3	—	135.2
Operating costs and expenses	0.3	687.5	495.0	—	1,182.8
Operating income (loss)	(0.3)	9.4	(13.2)	—	(4.1)
Other expense (income):
Equity in net (earnings) loss of subsidiaries	38.9	20.9	—	(59.8)	—
Other expense (income)	—	(0.1)	(0.3)	—	(0.4)
Interest expense:
Corporate borrowings	60.3	57.7	0.5	(57.7)	60.8
Capital and financing lease obligations	—	1.9	8.7	—	10.6
Equity in (earnings) loss of non-consolidated entities	—	3.8	(2.0)	—	1.8
Investment income	(56.8)	(17.0)	(0.5)	57.7	(16.6)
Total other expense	42.4	67.2	6.4	(59.8)	56.2
Loss before income taxes	(42.7)	(57.8)	(19.6)	59.8	(60.3)
Income tax benefit	—	(18.9)	1.3	—	(17.6)
Net loss	$(42.7)	$(38.9)	$(20.9)	$59.8	$(42.7)

Consolidating Statement of Operations

Nine Months Ended September 30, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$1,514.8	$1,007.9	$—	$2,522.7
Food and beverage	—	776.5	459.9	—	1,236.4
Other theatre	—	170.9	117.5	—	288.4
Total revenues	—	2,462.2	1,585.3	—	4,047.5
Operating costs and expenses
Film exhibition costs	—	824.0	452.7	—	1,276.7
Food and beverage costs	—	118.0	84.0	—	202.0
Operating expense, excluding depreciation and amortization	—	694.1	542.8	—	1,236.9
Rent	—	356.1	237.0	—	593.1
General and administrative:
Merger, acquisition and transaction costs	—	15.2	11.9	—	27.1
Other, excluding depreciation and amortization	—	84.7	50.9	—	135.6
Depreciation and amortization	—	211.4	187.0	—	398.4
Operating costs and expenses	—	2,303.5	1,566.3	—	3,869.8
Operating income	—	158.7	19.0	—	177.7
Other expense (income):
Equity in net earnings of subsidiaries	(5.3)	(26.6)	—	31.9	—
Other expense	55.1	1.1	1.3	—	57.5
Interest expense:
Corporate borrowings	185.7	185.4	2.8	(185.7)	188.2
Capital and financing lease obligations	—	5.2	24.3	—	29.5
Non-cash NCM exhibitor service agreement	—	31.2	—	—	31.2
Equity in earnings of non-consolidated entities	—	(40.1)	(33.9)	—	(74.0)
Investment income	(175.0)	(17.4)	(0.7)	185.7	(7.4)
Total other expense (income)	60.5	138.8	(6.2)	31.9	225.0
Earnings before income taxes	(60.5)	19.9	25.2	(31.9)	(47.3)
Income tax provision (benefit)	—	14.6	(1.4)	—	13.2
Net earnings (loss)	$(60.5)	$5.3	$26.6	$(31.9)	$(60.5)

Consolidating Statement of Operations

Nine Months Ended September 30, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$1,402.3	$930.1	$—	$2,332.4
Food and beverage	—	707.4	425.7	—	1,133.1
Other theatre	—	118.8	78.1	—	196.9
Total revenues	—	2,228.5	1,433.9	—	3,662.4
Operating costs and expenses
Film exhibition costs	—	738.8	425.4	—	1,164.2
Food and beverage costs	—	100.5	82.1	—	182.6
Operating expense, excluding depreciation and amortization	—	652.7	476.1	—	1,128.8
Rent	—	370.9	220.0	—	590.9
General and administrative:
Merger, acquisition and transaction costs	—	54.3	2.9	—	57.2
Other, excluding depreciation and amortization	1.8	65.2	46.0	—	113.0
Depreciation and amortization	—	219.4	174.5	—	393.9
Operating costs and expenses	1.8	2,201.8	1,427.0	—	3,630.6
Operating income (loss)	(1.8)	26.7	6.9	—	31.8
Other expense (income):
Equity in net (earnings) loss of subsidiaries	199.8	19.0	—	(218.8)	—
Other income	—	(1.3)	(0.6)	—	(1.9)
Interest expense:
Corporate borrowings	170.1	167.1	1.5	(167.0)	171.7
Capital and financing lease obligations	—	5.8	25.9	—	31.7
Equity in (earnings) loss of non-consolidated entities	—	201.2	(2.1)	—	199.1
Investment (income) expense	(160.9)	(27.3)	(0.4)	167.0	(21.6)
Total other expense	209.0	364.5	24.3	(218.8)	379.0
Earnings (loss) before income taxes	(210.8)	(337.8)	(17.4)	218.8	(347.2)
Income tax provision (benefit)	—	(138.0)	1.6	—	(136.4)
Net earnings (loss)	$(210.8)	$(199.8)	$(19.0)	$218.8	$(210.8)

Consolidating Statement of Comprehensive Loss

Three Months Ended September 30, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$(100.4)	$(42.5)	$10.4	$32.1	$(100.4)
Other comprehensive income (loss)
Equity in other comprehensive income (loss) of subsidiaries	(8.0)	(5.3)	—	13.3	—
Unrealized foreign currency translation adjustment, net of tax	—	(0.2)	(5.5)	—	(5.7)
Pension and other benefit adjustments:
Net gain arising during the period, net of tax	—	—	0.1	—	0.1
Equity method investees’ cash flow hedge:
Realized net gain reclassified to equity in earnings of non-consolidated entities, net of tax	—	(1.9)	—	—	(1.9)
Other comprehensive loss	(8.0)	(7.4)	(5.4)	13.3	(7.5)
Total comprehensive income (loss)	$(108.4)	$(49.9)	$5.0	$45.4	$(107.9)

Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended September 30, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net loss	$(42.7)	$(38.9)	$(20.9)	$59.8	$(42.7)
Other comprehensive income (loss)
Equity in other comprehensive income (loss) of subsidiaries	33.7	34.6	—	(68.3)	—
Unrealized foreign currency translation adjustment, net of tax	—	(0.2)	34.6	—	34.4
Marketable securities:
Unrealized holding gain arising during the period, net of tax	—	0.2	—	—	0.2
Equity method investees’ cash flow hedge:
Unrealized net holding gain arising during the period, net of tax	—	0.1	—	—	0.1
Realized net holding gain reclassified to equity in earnings of non-consolidated entities, net of tax	—	(1.0)	—	—	(1.0)
Other comprehensive income	33.7	33.7	34.6	(68.3)	33.7
Total comprehensive income (loss)	$(9.0)	$(5.2)	$13.7	$(8.5)	$(9.0)

Consolidating Statement of Comprehensive Loss

Nine Months Ended September 30, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings	$(60.5)	$5.3	$26.6	$(31.9)	$(60.5)
Other comprehensive income (loss)
Equity in other comprehensive income (loss) of subsidiaries	(103.9)	(75.4)	—	179.3	—
Unrealized foreign currency translation adjustment, net of tax	—	(27.5)	(74.1)	—	(101.6)
Realized loss on foreign currency transactions, net of tax	—	1.0	—	—	1.0
Pension and other benefit adjustments:
Net loss arising during the period, net of tax	—	—	(1.3)	—	(1.3)
Equity method investees’ cash flow hedge:
Unrealized net holding (loss) gain arising during the period, net of tax	—	0.2	—	—	0.2
Realized net gain reclassified to equity in earnings of non-consolidated entities, net of tax	—	(2.2)	—	—	(2.2)
Other comprehensive loss	(103.9)	(103.9)	(75.4)	179.3	(103.9)
Total comprehensive loss	$(164.4)	$(98.6)	$(48.8)	$147.4	$(164.4)

Consolidating Statement of Comprehensive Income (Loss)

Nine Months Ended September 30, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$(210.8)	$(199.8)	$(19.0)	$218.8	$(210.8)
Other comprehensive income (loss)
Equity in other comprehensive income (loss) of subsidiaries	108.3	109.0	—	(217.3)	—
Unrealized foreign currency translation adjustment, net of tax	—	(0.2)	109.5	—	109.3
Pension and other benefit adjustments:
Amortization of net loss (gain) reclassified into general and administrative: other, net of tax	—	—	(0.5)	—	(0.5)
Marketable securities:
Unrealized net holding gain arising during the period, net of tax	—	0.5	—	—	0.5
Realized net gain reclassified into net investment income, net of tax	—	(0.1)	—	—	(0.1)
Equity method investees’ cash flow hedge:
Realized net loss reclassified to equity in earnings of non-consolidated entities, net of tax	—	(0.9)	—	—	(0.9)
Other comprehensive income	108.3	108.3	109.0	(217.3)	108.3
Total comprehensive income (loss)	$(102.5)	$(91.5)	$90.0	$1.5	$(102.5)

Consolidating Balance Sheet

As of September 30, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and cash equivalents	$0.4	$229.3	$103.6	$—	$333.3
Restricted cash	—	—	11.0	—	11.0
Receivables, net	—	84.3	76.0	(5.1)	155.2
Assets held for sale	—	—	—	—	—
Other current assets	—	107.4	79.6	—	187.0
Total current assets	0.4	421.0	270.2	(5.1)	686.5
Investment in equity of subsidiaries	686.5	1,468.7	—	(2,155.2)	—
Property, net	—	1,557.3	1,471.3	—	3,028.6
Intangible assets, net	—	211.8	147.5	—	359.3
Intercompany advances	5,471.4	(3,569.2)	(1,902.2)	—	—
Goodwill	(2.1)	2,422.1	2,400.8	—	4,820.8
Deferred tax asset, net	—	—	98.2	(68.7)	29.5
Other long-term assets	4.6	299.8	133.9	—	438.3
Total assets	$6,160.8	$2,811.5	$2,619.7	$(2,229.0)	$9,363.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$290.8	$109.5	$(5.2)	$395.1
Accrued expenses and other liabilities	59.7	164.8	162.5	0.1	387.1
Deferred revenues and income	—	220.2	73.0	—	293.2
Current maturities of corporate borrowings and capital and financing lease obligations	13.8	11.3	57.9	—	83.0
Total current liabilities	73.5	687.1	402.9	(5.1)	1,158.4
Corporate borrowings	4,832.3	1.4	6.6	—	4,840.3
Capital and financing lease obligations	—	66.3	450.4	—	516.7
Exhibitor services agreement	—	567.7	—	—	567.7
Deferred tax liability, net	—	85.2	27.8	(68.7)	44.3
Other long-term liabilities	—	717.4	263.3	—	980.7
Total liabilities	4,905.8	2,125.1	1,151.0	(73.8)	8,108.1
Temporary equity	0.4	—	—	—	0.4
Stockholders’ equity	1,254.6	686.4	1,468.7	(2,155.2)	1,254.5
Total liabilities and stockholders’ equity	$6,160.8	$2,811.5	$2,619.7	$(2,229.0)	$9,363.0

Consolidating Balance Sheet

As of December 31, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and cash equivalents	$1.1	$85.0	$223.9	$—	$310.0
Restricted cash	—	—	8.3	—	8.3
Receivables, net	0.4	186.4	84.7	—	271.5
Assets held for sale	—	80.0	—	—	80.0
Other current assets	—	118.0	84.6	—	202.6
Total current assets	1.5	469.4	401.5	—	872.4
Investment in equity of subsidiaries	2,450.6	1,513.4	—	(3,964.0)	—
Property, net	—	1,591.1	1,525.4	—	3,116.5
Intangible assets, net	—	218.9	161.6	—	380.5
Intercompany advances	3,914.1	(1,893.3)	(2,020.8)	—	—
Goodwill	(2.1)	2,422.1	2,511.7	—	4,931.7
Deferred tax asset, net	—	—	97.6	(68.7)	28.9
Other long-term assets	5.8	326.5	143.6	—	475.9
Total assets	$6,369.9	$4,648.1	$2,820.6	$(4,032.7)	$9,805.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$373.7	$195.9	$—	$569.6
Accrued expenses and other liabilities	24.2	165.3	161.6	—	351.1
Deferred revenues and income	—	270.8	130.2	—	401.0
Current maturities of corporate borrowings and capital and financing lease obligations	13.8	11.8	62.1	—	87.7
Total current liabilities	38.0	821.6	549.8	—	1,409.4
Corporate borrowings	4,218.7	1.4	—	—	4,220.1
Capital and financing lease obligations	—	73.5	505.4	—	578.9
Exhibitor services agreement	—	530.9	—	—	530.9
Deferred tax liability, net	—	85.3	33.0	(68.7)	49.6
Other long-term liabilities	—	684.8	219.0	—	903.8
Total liabilities	4,256.7	2,197.5	1,307.2	(68.7)	7,692.7
Temporary equity	0.8	—	—	—	0.8
Stockholders’ equity	2,112.4	2,450.6	1,513.4	(3,964.0)	2,112.4
Total liabilities and stockholders’ equity	$6,369.9	$4,648.1	$2,820.6	$(4,032.7)	$9,805.9

Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by operating activities	$44.0	$141.7	$113.1	$—	$298.8
Cash flows from investing activities:
Capital expenditures	—	(194.2)	(180.7)	—	(374.9)
Proceeds from sale leaseback transactions	—	50.1	—	—	50.1
Proceeds from Screenvision merger	—	—	45.8	—	45.8
Proceeds from disposition of NCM	—	162.5	—	—	162.5
Proceeds from disposition of long-term assets	—	4.5	9.4	—	13.9
Investments in non-consolidated entities, net	—	(11.0)	—	—	(11.0)
Other, net	—	(2.4)	1.7	—	(0.7)
Net cash provided by (used in) investing activities	—	9.5	(123.8)	—	(114.3)
Cash flows from financing activities:
Proceeds from issuance of Senior Unsecured Convertible Notes due 2024	600.0	—	—	—	600.0
Net borrowings under Revolving Credit Facility	—	—	6.6	—	6.6
Principal payments under Term Loan	(10.3)	—	—	—	(10.3)
Principal payments under capital and financing lease obligations	—	(7.8)	(45.7)	—	(53.5)
Cash used to pay deferred financing costs	(14.3)	—	—	—	(14.3)
Cash used to pay dividends	(237.4)	—	—	—	(237.4)
Taxes paid for restricted unit withholdings	(1.7)	—	—	—	(1.7)
Retirement of Class B common stock	(422.9)	—	—	—	(422.9)
Purchase of treasury stock	(21.8)	—	—	—	(21.8)
Change in intercompany advances	87.2	(23.5)	(63.7)	—	—
Net cash used in financing activities	(21.2)	(31.3)	(102.8)	—	(155.3)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(23.4)	24.3	(4.1)	—	(3.2)
Net increase (decrease) in cash and cash equivalents and restricted cash	(0.6)	144.2	(117.6)	—	26.0
Cash and cash equivalents and restricted cash at beginning of period	1.1	85.0	232.2	—	318.3
Cash and cash equivalents and restricted cash at end of period	$0.5	$229.2	$114.6	$—	$344.3

Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by operating activities	$42.0	$64.0	$123.6	$—	$229.6
Cash flows from investing activities:
Capital expenditures	—	(320.5)	(147.2)	—	(467.7)
Acquisition of Nordic, net of cash and restricted cash acquired	—	(654.9)	77.3	—	(577.6)
Acquisition of Carmike Cinemas, Inc., net of cash and restricted cash acquired	—	0.1	—	—	0.1
Proceeds from sale leaseback transaction	—	128.4	—	—	128.4
Proceeds from disposition of NCM, Inc. shares	—	89.4	—	—	89.4
Proceeds from disposition of Open Road		9.2			9.2
Proceeds from disposition of long-term assets	—	9.1	13.4	—	22.5
Investments in non-consolidated entities, net	—	(11.6)	1.6	—	(10.0)
Other, net	—	(3.4)	(0.2)	—	(3.6)
Net cash used in investing activities	—	(754.2)	(55.1)	—	(809.3)
Cash flows from financing activities:
Proceeds from the issuance of Senior Subordinated Sterling Notes due 2024	327.8	—	—	—	327.8
Proceeds from the issuance of Senior Subordinated Notes due 2027	475.0	—	—	—	475.0
Payment of Nordic SEK Term Loan	(144.4)	—	—	—	(144.4)
Payment of Nordic EUR Term Loan	(169.5)	—	—	—	(169.5)
Net proceeds from equity offering	616.8	—	—	—	616.8
Net borrowings under Revolving Credit Facility	60.0				60.0
Principal payment of Bridge Loan due 2017	(350.0)	—	—	—	(350.0)
Principal payments under Term Loan	(9.1)	—	—	—	(9.1)
Principal payments under capital and financing lease obligations	—	(6.9)	(47.2)	—	(54.1)
Cash used to pay deferred financing costs	(29.8)	—	—	—	(29.8)
Cash used to pay dividends	(78.7)	—	—	—	(78.7)
Taxes paid for restricted unit withholdings	(6.5)				(6.5)
Purchase of treasury stock	(16.5)				(16.5)
Change in intercompany advances	(771.4)	773.7	(2.3)	—	—
Net cash provided by (used in) financing activities	(96.3)	766.8	(49.5)	—	621.0
Effect of exchange rate changes on cash and cash equivalents and restricted cash	51.4	(44.5)	13.0	—	19.9
Net decrease in cash and cash equivalents and restricted cash	(2.9)	32.1	32.0	—	61.2
Cash and cash equivalents and restricted cash at beginning of period	3.0	94.7	132.5	—	230.2
Cash and cash equivalents and restricted cash at end of period	$0.1	$126.8	$164.5	$—	$291.4

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

Overview

AMC is the world’s largest theatrical exhibition company and an industry leader in innovation and operational excellence. We operate theatres in 16 countries and are the market leader in nine of those. In the United States, AMC has the No. 1 or No. 2 market share in the top three markets, New York, Los Angeles and Chicago.

Our theatrical exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs® customer frequency membership program, rental of theatre auditoriums, income from gift card and exchange ticket sales, on-line ticketing fees and arcade games located in theatre lobbies. As of September 30, 2018, we owned, operated or had interests in 1,002 theatres and 10,971 screens.

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

AMC Movie Screens

During the nine months ended September 30, 2018, we opened five new theatres with a total of 46 screens, acquired four theatres with 39 screens, permanently closed 177 screens, temporarily closed 466 screens and reopened 360 screens to implement our strategy to install consumer experience upgrades.

As of September 30, 2018, we had 5,400 3D enabled screens, including 212 IMAX®, and 106 Premium Large Format (“PLF”) screens; approximately 49% of our screens were 3D enabled screens, including IMAX® 3D enabled screens, and approximately 2% of our screens were IMAX® 3D enabled screens. The following table identifies the upgrades to our theatre circuit during the periods indicated:

	Number of	Number of
	Screens As of	Screens As of
Format	September 30, 2018	December 31, 2017
Digital	10,971	11,169
3D enabled	5,400	5,471
IMAX® (3D enabled)	212	209
Dolby CinemaTM at AMC	117	89
Other PLF (3D enabled)	106	99
Dine-in theatres	441	430
Premium seating	3,102	2,631

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

As of September 30, 2018, AMC is the largest IMAX® exhibitor in the U.S. with a 51% market share, and each of our IMAX® local installations is protected by geographic exclusivity. As of September 30, 2018, our IMAX® screen count is 97% greater than our closest competitor. We believe that we have had considerable success with our IMAX® partnership.

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

As of September 30, 2018, we have 117 fully operational Dolby Cinema™ at AMC screens in the U.S. In August 2016, we announced the acceleration of our Dolby Cinema™ at AMC deployment. We expect to have 129 Dolby Cinema™ at AMC screens operational by the end of 2018.

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

Recliner seating is the key feature of theatre renovations. We believe that maximizing comfort and convenience for our customers will be increasingly necessary to maintain and improve our relevance. These renovations, in conjunction with capital contributions from our landlords, involve stripping theatres to their basic structure in order to replace finishes throughout, upgrade the sight and sound experience, install modernized points of sale and, most importantly, replace traditional theatre seats with plush, electric recliners that allow customers to deploy a leg rest and fully recline at the push of a button. The renovation process typically involves losing up to two-thirds of a given auditorium’s seating capacity. For an industry historically focused on quantity, this reduction in seating capacity could be viewed as counter-intuitive and harmful to revenues. However, the quality improvement in the customer experience is driving a 47% increase in attendance on average at these locations in their first-year post renovation. Our customers have responded favorably to the significant personal space gains from ample row depths, ability to recline or stretch their legs, extra-wide pillowed chaise and oversized armrests. The reseated theatres attract more midweek audiences than normal theatres and tend to draw more adults who pay higher ticket prices than teens or young children. We typically do not change ticket prices in the first year after construction, however, in subsequent years we typically increase our ticket prices at our reseated theatres by amounts well in excess of price adjustments for our non-renovated theatres.

As of September 30, 2018, we now feature recliner seating in approximately 323 theatres, including Dine-in-Theatres, totaling approximately 3,102 screens. By the end of 2018, we expect to convert an additional 198 screens to recliner seating.

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

Coca Cola Freestyle® puts customers in charge with over 100 drink flavor options in a technologically advanced compact footprint. Our operational excellence and history of innovation rewarded us with first-mover advantage on this new technology, which, as of September 30, 2018, was deployed in substantially all of our AMC theatres.

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

On June 20, 2018, we announced the launch of AMC Stubs® A-List, a new VIP tier of our AMC Stubs® loyalty program for $19.95 per month. This program will offer guests the very best of AMC up to three times per week including multiple movies per day and repeat visits to already seen movies. AMC Stubs® A-List also includes premium offerings including IMAX®,  Dolby Cinema™ at AMC, RealD, Prime and BigD. AMC Stubs® A-List members can book tickets on-line in advance and select specific seats at AMC Theatres with reserved seating.

As of September 30, 2018, we had 16,585,000 member households in the AMC Stubs® program. AMC Stubs® members represented approximately 40% of AMC U.S. markets attendance during the three months ended September 30, 2018, driving an average 153% higher total gross revenue versus non-members. We believe movie-goers want to be recognized and rewarded for attending our theatres and as a result, our new AMC Stubs® program is designed to strengthen guest loyalty, attract new guests and drive additional return visits. Our much larger database of identified movie-goers also provides us with additional insight into our customers’ movie preferences, and this enables us to have both a larger and a more targeted marketing effort to support our Hollywood studio partners.

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

The following tables reflect AMC Stubs® activity during the three and nine months ended September 30, 2018:

			AMC Stubs® Revenue for
			Three Months Ended September 30, 2018
	Deferred			Food and		Other Theatre
	Membership	Deferred	Admissions	Beverage	Ticketing	Revenues
(In millions)	Fees	Rewards	Revenues	Revenues	Revenues	(Membership Fees)
Balance, June 30, 2018	$18.5	$27.4
Membership fees received	5.4	—	$—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	7.1	(7.1)	—	—	—
Food and beverage	—	15.6	—	(15.6)	—	—
Rewards redeemed:
Admissions	—	(7.1)	7.1	—	—	—
Food and beverage	—	(13.6)	—	13.6	—	—
Amortization of deferred revenue	(7.7)	—	0.9	1.8	0.9	4.1
For the period ended or balance as of September 30, 2018	$16.2	$29.4	$0.9	$(0.2)	$0.9	$4.1

			AMC Stubs® Revenue for
			Nine Months Ended September 30, 2018
	Deferred			Food and		Other Theatre
	Membership	Deferred	Admissions	Beverage	Ticketing	Revenues
(In millions)	Fees	Rewards	Revenues	Revenues	Revenues	(Membership Fees)
Balance, December 31, 2017	$15.8	$26.4
Cumulative effect of ASC 606	—	(3.3)
Membership fees received	23.1	—	$—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	22.6	(22.6)	—	—	—
Food and beverage	—	42.7	—	(42.7)	—	—
Rewards redeemed:
Admissions	—	(21.1)	21.1	—	—	—
Food and beverage	—	(37.9)	—	37.9	—	—
Amortization of deferred revenue	(22.7)	—	2.7	5.4	2.7	12.0
For the period ended or balance as of September 30, 2018	$16.2	$29.4	$1.2	$0.6	$2.7	$12.0

The following tables reflect AMC Stubs® activity during the three and nine months ended September 30, 2017:

			AMC Stubs® Revenue for
			Three Months Ended September 30, 2017
	Deferred			Food and		Other Theatre
	Membership	Deferred	Admissions	Beverage	Ticketing	Revenues
(In millions)	Fees	Rewards	Revenues	Revenues	Revenues	(Membership Fees)
Balance, June 30, 2017	$16.5	$24.5
Membership fees received	5.4	—	$—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	6.7	(6.7)	—	—	—
Food and beverage	—	11.4	—	(11.4)	—	—
Rewards redeemed:
Admissions	—	(7.0)	7.0	—	—	—
Food and beverage	—	(10.2)	—	10.2	—	—
Amortization of deferred revenue	(6.5)	—	0.8	1.5	0.7	3.4
For the period ended or balance as of September 30, 2017	$15.4	$25.4	$1.1	$0.3	$0.7	$3.4

			AMC Stubs® Revenue for
			Nine Months Ended September 30, 2017
	Deferred			Food and		Other Theatre
	Membership	Deferred	Admissions	Beverage	Ticketing	Revenues
(In millions)	Fees	Rewards	Revenues	Revenues	Revenues	(Membership Fees)
Balance, December 31, 2016	$12.5	$23.3
Membership fees received	21.6	—	$—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	20.2	(20.2)	—	—	—
Food and beverage	—	32.2	—	(32.2)	—	—
Rewards redeemed:
Admissions	—	(20.1)	20.1	—	—	—
Food and beverage	—	(30.2)	—	30.2	—	—
Amortization of deferred revenue	(18.7)	—	2.2	4.4	2.2	9.8
For the period ended or balance as of September 30, 2017	$15.4	$25.4	$2.1	$2.4	$2.2	$9.8

Significant Events

Critical Accounting Policies – Income Taxes

In the fourth quarter of calendar 2017, we recorded the impact of the change in the U.S. enacted federal income tax rate from 35% to 21% which reduced our deferred tax assets. During the fourth quarter and in connection with the preparation of our 2017 financial statements, we also determined that realization of our deferred tax assets in the U.S. tax jurisdictions was not more likely than not, primarily as a result of cumulative net losses recorded for three years and we recorded a full valuation allowance for our deferred tax assets in U.S. tax jurisdictions. As a result of the change in enacted tax rate and recording a full valuation allowance for our deferred tax assets in U.S. tax jurisdictions, we recorded a charge to income tax provision of approximately $310.0 million in the fourth quarter of 2017. See Note 8–Income Taxes in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Critical Accounting Policies – Goodwill

We evaluate goodwill for impairment annually as of the beginning of the fourth fiscal quarter or more frequently as specific events or circumstances dictate. A decline in our common stock price and the resulting impact on market capitalization is one of several qualitative factors we consider when making this evaluation. Based on declines in the trading price of our Class A common stock in 2017, we performed an interim goodwill impairment test as of

September 30, 2017. We performed a qualitative assessment as of December 31, 2017, March 31, 2018, June 30, 2018, and September 30, 2018. We considered the potential for changes in the inputs utilized in our prior quantitative analyses as of September 30, 2017 and our actual cashflows from September 30, 2017 through September 30, 2018 which were consistent with our projections of cashflows for our three reporting units and concluded there were no qualitative factors that would indicate it is more likely than not that the fair value of any of our reporting units is less than its carrying amount, including goodwill as of September 30, 2018.

The following table sets forth the historical closing prices per share of our Class A common stock for the calendar periods indicated:

Closing
Date	Price Per Share
March 31, 2017	$31.45
June 30, 2017	22.75
September 29, 2017	14.70
December 31, 2017	15.10
March 31, 2018	14.05
June 30, 2018	15.90
September 30,2018	20.50
November 6, 2018	18.42

If the market price of our common stock declines from current levels, or if other events or circumstances change that would more likely than not reduce the fair value of our reporting units below their respective carrying value, all or a portion of our goodwill may be impaired in future periods.  Examples of such adverse events or circumstances that could change include (i) an adverse change in macroeconomic conditions; (ii) increased cost factors that have a negative effect on our earnings and cash flows; (iii) negative or overall declining financial performance compared with our actual and projected results of relevant prior periods; and (iv) a sustained decrease in our share price. Any impairment charges that we may take in the future could be material to our results of operations and financial condition. Our closing price per share of our common stock is in excess of our $12.12 carrying value per share as of September 30, 2018.

NCM.  In March 2018, we recorded in the line item, Equity in loss of non-consolidated entities, a lower of carrying value or fair value impairment charge of $16.0 million, to reduce the carrying value of our held-for-sale interests in NCM common units and NCM, Inc. common shares to Level 1 fair value as of March 31, 2018. The impairment charge reflects recording our held-for-sale units and shares at the publicly quoted per share price on March 31, 2018 of $5.19.

On June 18, 2018, the Company entered into two Unit Purchase Agreements (the “Agreements”) with each of Regal Cinemas, Inc. (“Regal”) and Cinemark USA, Inc. (“Cinemark”) pursuant to which Regal and Cinemark each separately agreed to purchase 10,738,740 common units of NCM at a sales price of $7.30 per unit and aggregate consideration of approximately $156.8 million (the “Sales”). The Sales closed on July 5, 2018. Following the closing of the Sales, the Company no longer owns any shares of common stock NCM, Inc. or NCM. NCM consented to the Sales and waived its rights under the memorandum of understanding that provided the Company would not reduce its combined ownership of NCM and NCM, Inc. below 4.5%. We recorded a gain on sale of $28.9 million during the three months ended September 30, 2018.

Screenvision Merger.  On May 30, 2018 Screenvision entered into an Agreement and Plan of Merger under which a change of control in Screenvision occurred upon consummation of the transactions contemplated therein. We received distributions and merger consideration of $45.9 million on July 2, 2018 upon consummation of the merger and retain a 21.2% common membership interest in Screenvision on a fully diluted basis. We reduced the carrying value of our investment in Screenvision to $0 and recorded equity in earnings for the excess distribution of $30.1 million during the three months ended September 30, 2018.

Sale and Leaseback Transaction: On June 18, 2018, we completed the sale and leaseback of the real estate assets associated with one theatre for proceeds, net of closing costs, of $50.1 million. The gain on the sale of approximately $27.4 million has been deferred and will be amortized over the remaining lease term.

Fifth Amendment to Credit Agreement: On August 14, 2018, we entered into the Fifth Amendment to Credit Agreement with Citicorp North America, Inc, as administrative agent and the other lenders party thereto, amending the credit Agreement dated as of April 30, 2013. The Fifth Amendment made certain changes to certain covenants and related definitions. These amendments to the Senior Secured Credit Agreement were executed in order to facilitate an internal reorganization due to recent tax changes and to make modifications which clarified certain ambiguities in the Senior Secured Credit Agreement.

The cash flows for the term loans due 2022 and 2023 were not changed as a result of the August 14, 2018 modification and the Borrowing Capacity under the Revolving Credit Agreement was not changed. As a result, we accounted for the Fifth Amendment as a modification. We expensed $0.3 million of third party costs during the three and nine months ended September 30, 2018 and capitalized $1.5 million debt issuance costs for amounts paid to lenders.

Senior Unsecured Convertible Notes due 2024: On September 14, 2018, we issued $600.0 million aggregate principal amount of our 2.95% Senior Unsecured Convertible Notes due 2024. The Convertible Notes due 2024 mature on September 15, 2024, subject to earlier conversion by the holders thereof, repurchase by AMC at the option of the holders or redemption by AMC upon the occurrence of certain contingencies, as discussed below. Upon maturity, the $600.0 million principal amount of the Convertible Notes due 2024 will be payable in cash. We will pay interest in cash on the Convertible Notes due 2024 at 2.95% per annum, semi-annually in arrears on September 15th and March 15th, commencing on March 15, 2019. We used the net proceeds from the sale of the Convertible Notes due 2024 to repurchase and retire 24,057,143 shares of Class B common stock held by Wanda for $17.50 per share or approximately $421.0 million, associated legal fees of $1.9 million, and to pay a special dividend of $1.55 per share of Class A common stock and Class B common stock, or approximately $160.5 million on September 28, 2018 to shareholders of record on September 25, 2018. See Note 6 – Corporate Borrowings for additional information on the terms of the Convertible Notes due 2024.

We bifurcated the conversion feature from the principal balance of the Convertible Notes due 2024 as a derivative liability because (1) a conversion feature is not clearly and closely related to the debt instrument and the reset of the conversion price discussed in the following paragraph causes the conversion feature to not be considered indexed to our equity, (2) the conversion feature standing alone meets the definition of a derivative, and (3) the Convertible Notes due 2024 are not remeasured at fair value each reporting period with changes in fair value recorded in the consolidated statement of operations. The derivative liability of $90.4 million is offset by a discount to the principal and is amortized to interest expense resulting in an effective rate of 5.98% over the term of the Convertible Notes due 2024. We also recorded debt issuance costs of approximately $12.5 million related to the issuance of the Convertible Notes due 2024 and will amortize those costs to interest expense under the effective interest method over the term of the Convertible Notes due 2024. We recorded interest expense for the period from September 14, 2018 to September 30, 2018 of $1.5 million. The derivative liability is remeasured at fair value each reporting period with changes in fair value recorded in the consolidated statement of operations as other expense or income. See Note 9 – Fair Value Measurements for a discussion of the valuation methodology. For the three months ended September 30, 2018, this resulted in a charge of $54.1 million. The if-converted value of the Convertible Notes due 2024 exceeded the principal balance by approximately $49.1 million as of September 30, 2018 based on the closing price per share of our common stock of $20.50 per share.

The Convertible Notes due 2024 are generally not convertible to equity in the first year after issuance. Upon conversion by a holder thereof, we shall deliver, at our election, either cash, shares of our Class A common stock or a combination of cash and shares of our Class A common stock at a conversion rate of 52.7704 per $1,000 principal amount of the Convertible Notes due 2024 (which represents an initial conversion price of $18.95), in each case subject to customary anti-dilution adjustments. As of September 30, 2018, the $600.0 million principal balance of the Convertible Notes due 2024 would be convertible into 31,662,269 shares of Class A common stock. In addition to typical anti-dilution adjustments, in the event that the then-applicable conversion price is greater than 120% of the average of the volume-weighted average price of our Class A common stock for the ten days prior to the second anniversary of issuance, the conversion price for the Convertible Notes due 2024 is subject to a reset provision that would adjust the conversion price downward to such Reset Conversion Price. However, this conversion price reset provision is subject to a conversion price floor such that the shares of our Class A common stock issuable upon conversion would not exceed 30% of our then outstanding fully-diluted share capital after giving effect to the conversion. In addition, a trigger of the reset provision would result in up to 5,666,000 shares of our Class B common stock held by Wanda becoming subject to forfeiture and retirement by AMC at no additional cost pursuant to the stock repurchase agreement between us and Wanda discussed in Note 7 – Stockholders’ Equity. Additionally, the conversion rate will be adjusted if any cash dividend or distribution is made to all or substantially all holders of our common stock (other than the special dividend referenced above and a regular, quarterly cash dividend that does not exceed $0.20 per share until the second anniversary of issuance and $0.10 per share thereafter). Any Convertible Notes due 2024 that are converted in connection with a Make-Whole Fundamental Change (as defined in the indenture governing the Convertible Notes due 2024) are, under certain circumstances, entitled to an increase in the conversion rate.

We have the option to redeem the Convertible Notes due 2024 for cash on or after the fifth anniversary of issuance at par if the price for our Class A common stock is equal to or greater than 150% of the then applicable conversion price for 20 or more trading days out of a consecutive 30 day trading period (including the final three trading days), at which time the holders have the option to convert. We also have the option to redeem the Convertible Notes due 2024, between the second and third anniversary of issuance, if the reset provision described above is triggered at a redemption price in cash that would result in the noteholders realizing a 15% IRR from the date of issuance regardless of when any particular noteholder acquired its Convertible Notes due 2024. We also bifurcated this redemption feature from the principal balance of the Convertible Notes due 2024 and considered it as a part of the overall fair value of the derivative liability.

With certain exceptions, upon a change of control of AMC or if our Class A common stock is not listed for trading on The New York Stock Exchange, The NASDAQ Global Select Market or The NASDAQ Global Market, the holders of the Convertible Notes due 2024 may require that we repurchase in cash all or part of the principal amount of the Convertible Notes due 2024 at a purchase price equal to the principal amount plus accrued and unpaid interest up to, but excluding, the date of repurchase. The Indenture includes restrictive covenants that, subject to specified exceptions and parameters, limit the ability of us to incur additional debt and limit the ability of us to incur liens with respect to our senior subordinated notes or any debt incurred to refinance our senior subordinated notes. The Indenture also includes customary events of default, which may result in the acceleration of the maturity of the Convertible Notes due 2024 under the Indenture.

The Convertible Notes due 2024 are general unsecured senior obligations of AMC and are fully and unconditionally guaranteed on a joint and several senior unsecured basis by all of our existing and future domestic restricted subsidiaries that guarantee its other indebtedness.

Special Dividend: On September 14, 2018, our Board of Directors declared a special cash dividend in the amount of $1.55 per share of Class A and Class B common stock, payable on September 28, 2018 to stockholders of record on September 25, 2018.

Dividends.  The following is a summary of dividends and dividend equivalents declared to stockholders:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 28, 2018	March 12, 2018	March 26, 2018	$0.20	$26.0
May 3, 2018	June 11, 2018	June 25, 2018	0.20	26.0
July 24, 2018	September 10, 2018	September 24, 2018	0.20	25.8
September 14, 2018	September 25, 2018	September 28, 2018	1.55	162.9

During the nine months ended September 30, 2018 and September 30, 2017, we paid dividends and dividend equivalents of $237.4 million and $78.7 million, respectively. As of September 30, 2018, we accrued $3.7 million for the remaining unpaid dividends.

On November 1, 2018, we declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on December 26, 2018 to stockholders of record on December 10, 2018.

Stock Repurchases.  On August 3, 2017, we announced that our Board of Directors had approved a $100.0 million share repurchase program to repurchase our Class A common stock over a two-year period.

Repurchases may be made at management's discretion from time to time through open-market transactions including block purchases, through privately negotiated transactions, or otherwise over the next two years in accordance with all applicable securities laws and regulations. The extent to which AMC repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements, and other corporate considerations, as determined by AMC’s management team. Repurchases may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when our management might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate us to repurchase any minimum dollar amount or number of shares and may be suspended for periods or discontinued at any time. During the nine months ended September 30, 2018, we repurchased 500,000 shares of Class A common stock at a cost of $8.2 million. As of September 30, 2018, we had $44.3 million remaining available for repurchases under this plan.

AMC Shares Repurchased from Wanda: On September 14, 2018, we issued $600.0 million of Convertible Notes due 2024. Using proceeds from the Convertible Notes, we repurchased 24,057,143 shares at a price of $17.50 per share or $421.0 million and associated legal fees of $1.9 million.  As of September 30, 2018, Wanda owns 50.01% of AMC through its 51,769,784 shares of Class B common stock. With the 3 to 1 voting rights of Class B common shares, Wanda retains voting control of AMC.

Nordic Acquisition.  On March 28, 2017, we completed the acquisition of Nordic Cinema Group. As such, three months of Nordic financial results are included in the Management’s Discussion and Analysis for the three months ended September 30, 2017, while six months and four days of Nordic financial results are included for the nine months ended September 30, 2017 and nine months of Nordic financial results are included for the nine months ended September 30, 2018.

Operating Results

The following table sets forth our consolidated revenues, operating costs and expenses.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2018	2017	% Change	2018	2017	% Change
Revenues
Admissions	$751.4	$753.5	(0.3)%	$2,522.7	$2,332.4	8.2%
Food and beverage	384.8	361.4	6.5%	1,236.4	1,133.1	9.1%
Other theatre	85.2	63.8	33.5%	288.4	196.9	46.5%
Total revenues	$1,221.4	$1,178.7	3.6%	$4,047.5	$3,662.4	10.5%
Operating Costs and Expenses
Film exhibition costs	$378.8	$364.8	3.8%	$1,276.7	$1,164.2	9.7%
Food and beverage costs	63.6	60.7	4.8%	202.0	182.6	10.6%
Operating expense, excluding depreciation and amortization below	400.5	383.2	4.5%	1,236.9	1,128.8	9.6%
Rent	203.7	200.7	1.5%	593.1	590.9	0.4%
General and administrative:
Merger, acquisition and transaction costs	18.1	5.6	* %	27.1	57.2	(52.6)%
Other, excluding depreciation and amortization below	48.4	32.6	48.5%	135.6	113.0	20.0%
Depreciation and amortization	130.2	135.2	(3.7)%	398.4	393.9	1.1%
Operating costs and expenses	1,243.3	1,182.8	5.1%	3,869.8	3,630.6	6.6%
Operating income (loss)	(21.9)	(4.1)	* %	177.7	31.8	* %
Other expense (income):
Other (income) expense	54.1	(0.4)	* %	57.5	(1.9)	* %
Interest expense:
Corporate borrowings	64.3	60.8	5.8%	188.2	171.7	9.6%
Capital and financing lease obligations	9.4	10.6	(11.3)%	29.5	31.7	(6.9)%
Non-cash NCM exhibitor service agreement	10.3	—		31.2	—
Equity in (earnings) loss of non-consolidated entities (1)	(70.0)	1.8	* %	(74.0)	199.1	* %
Investment income	(0.7)	(16.6)	(95.8)%	(7.4)	(21.6)	(65.7)%
Total other expense	67.4	56.2	19.9%	225.0	379.0	(40.6)%
Loss before income taxes	(89.3)	(60.3)	48.1%	(47.3)	(347.2)	(86.4)%
Income tax provision (benefit)	11.1	(17.6)	* %	13.2	(136.4)	* %
Net loss	$(100.4)	$(42.7)	* %	$(60.5)	$(210.8)	(71.3)%

(1)

Equity in (earnings) loss of non-consolidated entities includes a lower of cost or fair value impairment of our held-for-sale investment in NCM of $16.0 million for the nine months ended September 30, 2018. The nine months ended September 30, 2017 included an other-than-temporary impairment loss of $204.5 million, respectively, on our investment in NCM.

*     Percentage change in excess of 100%

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Operating Data:
Screen additions	6	22	46	64
Screen acquisitions	8	15	39	720
Screen dispositions	43	21	177	257
Construction openings (closures), net	12	(53)	(106)	(39)
Average screens (1)	10,626	10,707	10,699	10,640
Number of screens operated	10,971	11,046	10,971	11,046
Number of theatres operated	1,002	1,006	1,002	1,006
Screens per theatre	10.9	11.0	10.9	11.0
Attendance (in thousands) (1)	82,662	79,451	264,838	254,441

(1)	Includes consolidated theatres only and excludes screens offline due to construction.

Segment Operating Results

The following table sets forth our revenues, operating costs and expenses by reportable segment.

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(In millions)	2018	2017	2018	2017	2018	2017
Revenues
Admissions	$539.0	$531.7	$212.4	$221.8	$751.4	$753.5
Food and beverage	301.4	278.3	83.4	83.1	384.8	361.4
Other theatre	55.2	35.7	30.0	28.1	85.2	63.8
Total revenues	895.6	845.7	325.8	333.0	1,221.4	1,178.7
Operating Costs and Expenses
Film exhibition costs	289.0	269.2	89.8	95.6	378.8	364.8
Food and beverage costs	43.9	41.2	19.7	19.5	63.6	60.7
Operating expense	283.5	272.9	117.0	110.3	400.5	383.2
Rent	152.1	148.2	51.6	52.5	203.7	200.7
General and administrative expense:
Merger, acquisition and transaction costs	9.0	3.7	9.1	1.9	18.1	5.6
Other	31.7	16.8	16.7	15.8	48.4	32.6
Depreciation and amortization	94.2	98.9	36.0	36.3	130.2	135.2
Operating costs and expenses	903.4	850.9	339.9	331.9	1,243.3	1,182.8
Operating income (loss)	(7.8)	(5.2)	(14.1)	1.1	(21.9)	(4.1)
Other expense (income):
Other (income) expense	54.6	(0.3)	(0.5)	(0.1)	54.1	(0.4)
Interest expense:
Corporate borrowings	63.5	60.3	0.8	0.5	64.3	60.8
Capital and financing lease obligations	4.3	5.0	5.1	5.6	9.4	10.6
Non-cash NCM exhibitor service agreement	10.3	—	—	—	10.3	—
Equity in (earnings) loss of non-consolidated entities	(67.4)	2.7	(2.6)	(0.9)	(70.0)	1.8
Investment (income) expense	(0.7)	(17.0)	—	0.4	(0.7)	(16.6)
Total other expense	64.6	50.7	2.8	5.5	67.4	56.2
Loss before income taxes	(72.4)	(55.9)	(16.9)	(4.4)	(89.3)	(60.3)
Income tax provision (benefit)	12.1	(18.9)	(1.0)	1.3	11.1	(17.6)
Net loss	$(84.5)	$(37.0)	$(15.9)	$(5.7)	$(100.4)	$(42.7)

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017
Segment Operating Data:
Screen additions	—	21	6	1	6	22
Screen acquisitions	8	15	—	—	8	15
Screen dispositions	30	16	13	5	43	21
Construction openings (closures), net	22	(30)	(10)	(23)	12	(53)
Average screens (1)	7,992	8,028	2,634	2,679	10,626	10,707
Number of screens operated	8,080	8,139	2,891	2,907	10,971	11,046
Number of theatres operated	639	645	363	361	1,002	1,006
Screens per theatre	12.6	12.6	8.0	8.1	10.9	11.0
Attendance (in thousands) (1)	58,935	54,269	23,727	25,182	82,662	79,451

(1)	Includes consolidated theatres only and excludes screens offline due to construction.

	U.S. Markets		International Markets		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(In millions)	2018	2017	2018	2017	2018	2017
Revenues
Admissions	$1,837.9	$1,716.3	$684.8	$616.1	$2,522.7	$2,332.4
Food and beverage	982.2	904.7	254.2	228.4	1,236.4	1,133.1
Other theatre	187.0	124.2	101.4	72.7	288.4	196.9
Total revenues	3,007.1	2,745.2	1,040.4	917.2	4,047.5	3,662.4
Operating Costs and Expenses
Film exhibition costs	996.6	904.7	280.1	259.5	1,276.7	1,164.2
Food and beverage costs	142.4	129.7	59.6	52.9	202.0	182.6
Operating expense	866.0	824.3	370.9	304.5	1,236.9	1,128.8
Rent	430.8	445.6	162.3	145.3	593.1	590.9
General and administrative expense:
Merger, acquisition and transaction costs	15.2	54.3	11.9	2.9	27.1	57.2
Other	84.7	67.8	50.9	45.2	135.6	113.0
Depreciation and amortization	285.6	294.3	112.8	99.6	398.4	393.9
Operating costs and expenses	2,821.3	2,720.7	1,048.5	909.9	3,869.8	3,630.6
Operating income (loss)	185.8	24.5	(8.1)	7.3	177.7	31.8
Other expense (income):
Other (income) expense	56.2	(2.1)	1.3	0.2	57.5	(1.9)
Interest expense:
Corporate borrowings	185.5	170.2	2.7	1.5	188.2	171.7
Capital and financing lease obligations	13.2	15.3	16.3	16.4	29.5	31.7
Non-cash NCM exhibitor service agreement	31.2	—	—	—	31.2	—
Equity in (earnings) loss of non-consolidated entities (1)	(71.0)	200.1	(3.0)	(1.0)	(74.0)	199.1
Investment (income) expense	(7.4)	(22.3)	—	0.7	(7.4)	(21.6)
Total other expense	207.7	361.2	17.3	17.8	225.0	379.0
Loss before income taxes	(21.9)	(336.7)	(25.4)	(10.5)	(47.3)	(347.2)
Income tax provision (benefit)	14.6	(138.0)	(1.4)	1.6	13.2	(136.4)
Net loss	$(36.5)	$(198.7)	$(24.0)	$(12.1)	$(60.5)	$(210.8)

	U.S. Markets		International Markets		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017
Segment Operating Data:
Screen additions	26	30	20	34	46	64
Screen acquisitions	31	37	8	683	39	720
Screen dispositions	155	218	22	39	177	257
Construction openings (closures), net	(46)	(3)	(60)	(36)	(106)	(39)
Average screens (1)	8,032	8,083	2,667	2,557	10,699	10,640
Number of screens operated	8,080	8,139	2,891	2,907	10,971	11,046
Number of theatres operated	639	645	363	361	1,002	1,006
Screens per theatre	12.6	12.6	8.0	8.1	10.9	11.0
Attendance (in thousands) (1)	190,542	179,041	74,296	75,400	264,838	254,441

(1)	Includes consolidated theatres only and excludes screens offline due to construction.

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

Adjusted EBITDA decreased by $5.0 million or 3.4% during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Adjusted EBITDA in U.S. markets decreased by $2.6 million or 2.4% primarily due to increases in certain general and administrative: other expense, declines in cash distributions from non-consolidated entities, offset by increases in attendance and the new revenue recognition standard. Adjusted EBITDA in international markets decreased $2.4 million or 6.0% primarily due to foreign currency translation rates and declines in attendance.

Adjusted EBITDA increased by $130.8 million or 24.5% during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Adjusted EBITDA in U.S. markets increased by $115.0 million or 27.3% primarily due to increases in attendance and decreases in rent expense related to a lease modification during the nine months ended September 30, 2018. Adjusted EBITDA in international markets increased $15.8 million or 13.9% primarily due to increases in attendance from the Nordic acquisition on March 28, 2017 and improvements in foreign currency translation rates.

The following tables set forth our Adjusted EBITDA by reportable operating segment and our reconciliation of Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
Adjusted EBITDA (In millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
U.S. markets (1)	$105.0	$107.6	$535.6	$420.6
International markets	37.4	39.8	129.5	113.7
Total Adjusted EBITDA	$142.4	$147.4	$665.1	$534.3

(1)	Distributions from NCM are reported entirely within the U.S. markets segment.

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net earnings (loss)	$(100.4)	$(42.7)	$(60.5)	$(210.8)
Plus:
Income tax provision (benefit)	11.1	(17.6)	13.2	(136.4)
Interest expense	84.0	71.4	248.9	203.4
Depreciation and amortization	130.2	135.2	398.4	393.9
Certain operating expenses (1)	6.6	3.7	16.2	12.5
Equity in (earnings) loss of non-consolidated entities (2)	(70.0)	1.8	(74.0)	199.1
Cash distributions from non-consolidated entities (3)	3.1	6.5	30.9	33.1
Attributable EBITDA (4)	2.1	0.8	3.7	1.8
Investment (income) expense	(0.7)	(16.6)	(7.4)	(21.6)
Other expense (income) (5)	54.1	(0.6)	57.7	(1.8)
General and administrative — unallocated:
Merger, acquisition and transaction costs (6)	18.1	5.6	27.1	57.2
Stock-based compensation expense (7)	4.2	(0.1)	10.9	3.9
Adjusted EBITDA	$142.4	$147.4	$665.1	$534.3

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

(2)

During the three months ended September 30, 2018, we recorded equity in earnings related to our sale of all remaining NCM units of $28.9 million and a gain of $30.1 million related to the Screenvision merger. Equity in loss of non-consolidated entities also includes loss on the surrender (disposition) of a portion of our investment in NCM of $1.1 million during the nine months ended September 30, 2018. Equity in (earnings) loss of non-consolidated entities includes a lower of carrying value or fair value impairment loss of the held-for sale portion of our investment in NCM of $16.0 million for the nine months ended September 30, 2018. The nine months ended September 30, 2017 included an other-than-temporary impairment loss of $204.5 million, on our investment in NCM. The three months ended September 30, 2017 included a loss on the sale of NCM shares of $21.0 million. The impairment charges reflect recording our held-for-sale units and other-than-temporary impaired shares at the publicly quoted per share price on March 31, 2018 of $5.19 and June 30, 2017 of $7.42.

(3)

Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. We believe including cash distributions is an appropriate reflection of the contribution of these investments to our operations.

(4)

Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain international markets. See below for a reconciliation of our equity (earnings) loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where we hold a significant market share, we believe attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. We also provide services to these theatre operators including information technology systems, certain on-screen advertising services and our gift card and package ticket program. As these investments relate only to our Nordic acquisition, the second quarter of 2017 represents the first time we made this adjustment and does not impact prior historical presentations of Adjusted EBITDA.

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Equity in (earnings) loss of non-consolidated entities	$(70.0)	$1.8	$(74.0)	$199.1
Less:
Equity in (earnings) loss of non-consolidated entities excluding international theatre JV's	(68.5)	2.1	(72.1)	199.6
Equity in earnings (loss) of International theatre JV's	1.5	0.3	1.9	0.5
Income tax provision	0.1	—	0.2	—
Investment income	(0.1)	—	(0.3)	—
Depreciation and amortization	0.6	0.5	1.9	1.3
Attributable EBITDA	$2.1	$0.8	$3.7	$1.8

(5)

Other expense (income) for the three and nine months ended September 30, 2018 includes financing losses and financing related foreign currency transaction losses.  During the three months ended September 30, 2018, we recorded expense of $54.1 million as a result of an increase in fair value of our derivative liability for the Convertible Notes due 2024.

(6)	Merger, acquisition and transition costs are excluded as they are non-operating in nature.

(7)	Stock-based compensation expense is non-cash or non-recurring expense included in general and administrative: other

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

Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. For example, Adjusted EBITDA:

•	does not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect the significant interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt;

•	excludes income tax payments that represent a reduction in cash available to us;

•	does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; and

•	does not reflect the impact of divestitures that were required in connection with recently completed acquisitions.

International Segment Information

We acquired Nordic on March 28, 2017 and our results of operations include Nordic from the acquisition date forward.

Results of Operations— For the Three Months Ended September 30, 2018 and September 30, 2017

Consolidated Results of Operations

Revenues.  Total revenues increased 3.6% or $42.7 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Admissions revenues decreased 0.3%, or $2.1 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to a 4.2% decrease in average ticket price,  partially offset by a 4.0% increase in attendance. The decrease in average ticket price was primarily due to discounted pricing programs for our AMC Stubs members, increased attendance from our A-List loyalty program, and the decreased popularity and related decline in attendance for 3D and IMAX content, offset by increases in attendance for PLF premium content in U.S. Markets and price increases in our International Markets. The increase in attendance was primarily due to the popularity of films (for U.S. Markets) released in the quarter as compared to the same period a year ago, partially offset by a decline in attendance due to the lack of popular films compared to last year (for International Markets), increased competition in international markets and temporary screen closures for international theatre refurbishments.

Food and beverage revenues increased 6.5%, or $23.4 million, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to the increase in attendance and a 2.3% increase in food and beverage revenues per patron. Food and beverage revenues per patron increased as a result of price increases in our International Markets.

Total other theatre revenues increased 33.5%, or $21.4 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to increases in ticketing fees and advertising including gross up for third party ticket fees of $3.9 million and increases from non-cash NCM ESA interest of $10.3 million, offset by a $3.8 million reduction in NCM ESA principal amortization in our U.S. Markets. Other revenues in our International Markets increased primarily due to increased ticket fees. See Note 1–Basis of Presentation for a further discussion of the increases in other revenues related to ASC 606.

Operating costs and expenses.  Operating costs and expenses increased 5.1%, or $60.5 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Film exhibition costs increased 3.8%, or $14.0 million, during the three months ended September 30, 2018 compared to the three months ended September 30,  2017, primarily due to the increase in film exhibition cost percentage. As a percentage of admissions revenues, film exhibition costs were 50.4% for the three months ended September 30, 2018 and 48.4% for the three months ended September 30, 2017. The increase in film exhibition costs percentage is primarily due to our A-list loyalty program in the U.S. Markets in the current year, where admissions revenues are fixed based on a monthly fee of $19.95, while the related film rental is variable and based on retail ticket prices.

Food and beverage costs increased 4.8%, or $2.9 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues, offset by a decline in food and beverage costs as a percentage of revenues. As a percentage of food and beverage revenues, food and beverage costs were 16.5% for the three months ended September 30, 2018 and 16.8% for the three months ended September 30, 2017. Food and beverage gross profit per patron increased 2.7% and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 32.8% for the three months ended September 30, 2018 and 32.5% for the three months ended September 30, 2017. Rent expense increased 1.5%, or $3.0 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $18.1 million during the three months ended September 30, 2018 compared to $5.6 million during the three months ended September 30, 2017, primarily due to the write-off of $8.0 million of deferred costs related to an Odeon proposed public offering and $6.3 million of expense relating to an arbitration ruling on a pre-acquisition date rent dispute for Odeon.

Other.  Other general and administrative expense increased $15.8 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, due to increased fees for a  legal settlement, higher bonus expense related to improvements in operating performance and increases in stock-based compensation expense.

Depreciation and amortization.  Depreciation and amortization decreased $5.0 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to the prior year impairment charges and adjustments to the estimated fair value of property, net acquired in the Carmike acquisition, partially offset by capital expenditures of $374.9 million during the nine months ended September 30, 2018 and $628.8 million during the year ended December 31, 2017.

Other Expense (Income):

Other expense.  Other expense increased $54.5 million during the three months ended September 30, 2018 and is primarily due to a $54.1 million charge for the derivative liability related to the embedded conversion feature for the Convertible Notes due 2024. See Note 6 – Corporate Borrowings for additional information on the terms of the Convertible Notes due 2024.

Interest expense.  Interest expense increased $12.6 million to $84.0 million for the three months ended September 30, 2018 compared to $71.4 million for the three months ended September 30, 2017 primarily due to a non-cash NCM ESA expense of $10.3 million recorded due to adoption of ASC 606 – Revenue Recognition, that required us to reflect an interest component for our long-term performance obligation. Additionally, on September 14, 2018, we issued $600.0 million of our 2.95% Convertible Notes due 2024.

Equity in (earnings) losses of non-consolidated entities.  Equity in earnings of non-consolidated entities were $70.0 million for the three months ended September 30, 2018 compared to equity losses of $1.8 million for the three months ended September 30, 2017. During the three months ended September 30, 2018, we recorded equity in earnings of $28.9 million related to the sale of all of our remaining interest in NCM and $30.1 million related to the Screenvision merger. During the three months ended September 30, 2017, we incurred a loss on sales of NCM shares of $21.0 million, partially offset by an increase in earnings from NCM of $6.7 million. See Note 5 – Investments of the Notes to the

Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Investment income.  Investment income was $0.7 million for the three months ended September 30, 2018 compared to investment income of $16.6 million for the three months ended September 30, 2017. Investment income for the three months ended September 30, 2017 includes a $17.0 million gain on the sale of our investment in Open Road.

Income tax provision (benefit).  The income tax provision was $11.1 million for the three months ended September 30, 2018 and income tax benefit was $17.6 million for the three months ended September 30, 2017.  See Note 8–Income Taxes of the Notes to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net loss.  Net loss was $100.4 million and $42.7 million during the three months ended September 30, 2018 and September 30, 2017, respectively. Net loss during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 were negatively impacted by the $54.1 million charge for the derivative liability related to the embedded conversion feature for the Convertible Notes due 2024, higher income tax provision, increases in general and administrative: other, and merger and acquisition costs, decreases in investment income, and higher interest expense, partially offset by improvements in equity in earnings and gross profit.

Theatrical Exhibition–U.S. Markets

Revenues.  Total revenues increased 5.9% or $49.9 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Admissions revenues increased 1.4%, or $7.3 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to an 8.6% increase in attendance, offset by a decline in average ticket price of 6.6%. The increase in attendance was due to the popularity of film product compared to the prior year. The decrease in average ticket price was primarily due to discounted pricing for our AMC Stubs members,  increased attendance from our A-list loyalty program, and decreased popularity and related decrease in attendance for 3D and IMAX content, offset by increased attendance for PLF premium content.

Food and beverage revenues increased 8.3%, or $23.1 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to the increase in attendance, offset by a 0.4% decrease in food and beverage per patron. Food and beverage revenues per patron decreased primarily due to attendance from A-list and AMC Stubs members producing a lower food and beverage revenue per person rate.

Total other theatre revenues increased 54.6%, or $19.5 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to increases in ticket fees and higher advertising revenues including gross up for third party ticket fees of $3.8 million and increases from non-cash NCM ESA interest of $10.3 million, offset by a  $3.8 million reduction in NCM ESA principal amortization. See Note 1–Basis of Presentation for a further discussion of increases in other revenues related to ASC 606.

Operating costs and expenses.  Operating costs and expenses increased 6.2%, or $52.6 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Film exhibition costs increased 7.4%, or $19.8 million, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to the increase in film exhibition costs percentage and the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 53.6% and 50.6% for the three months ended September 30, 2018 and September 30, 2017, respectively. The increase in film exhibition cost percentage is primarily due to our A-list loyalty program where admissions revenues are fixed based on a monthly fee of $19.95 per member, while the related film rental is variable and based on the retail ticket price.

Food and beverage costs increased 6.6%, or $2.7 million, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. As a percentage of food and beverage revenues, food and beverage costs were 14.6% for the three months ended September 30, 2018 and 14.8% for the three months ended September 30, 2017. Food and beverage gross profit per patron was $4.37 and unchanged from the prior year and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 31.7% for the three months ended September 30, 2018 and 32.3%  for the three months ended September 30, 2017. Rent expense increased 2.6%, or $3.9 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $9.0 million during the three months ended September 30, 2018 compared to $3.7 million during the three months ended September 30, 2017 and increased primarily due to the write-off of $8.0 million of deferred costs related to an Odeon proposed public offering.

Other.  Other general and administrative expense increased $14.9 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to increased fees for legal settlements, higher bonus expense related to improvements in operating performance and increases in stock-based compensation expense.

Depreciation and amortization.  Depreciation and amortization decreased $4.7 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to the prior year impairment charges and adjustments to the estimated fair value of property, net acquired in the Carmike acquisition, partially offset by depreciation on capital expenditures of $264.9 million during the nine months ended September 30, 2018, and $543.7 million during the year ended December 31, 2017.

Other Expense (Income):

Other expense.  Other expense of $54.6 million during the three months ended September 30, 2018 is primarily due to a $54.1 million charge for the derivative liability related to the embedded conversion feature for the Convertible Notes due 2024. See Note 6 – Corporate Borrowings for additional information on the terms of the Convertible Notes due 2024.

Interest expense.  Interest expense increased $12.8 million to $78.1 million for the three months ended September 30, 2018 compared to $65.3 million for the three months ended September 30, 2017 primarily due to a non-cash NCM ESA expense of $10.3 million recorded due to adoption of ASC 606 – Revenue Recognition, that required us to reflect an interest component for our long-term performance obligation. Additionally, on September 14, 2018, we issued $600.0 million of our 2.95% Convertible Notes due 2024.

Equity in (earnings) losses of non-consolidated entities.  Equity in earnings of non-consolidated entities were $(67.4) million for the three months ended September 30, 2018 compared to equity in losses of $2.7 million for the three months ended September 30, 2017. Equity in earnings for the three months ended September 30, 2018 includes a $28.9 million gain on the sale of NCM common units and a $30.1 million gain on the Screenvision merger. During the three months ended September 30, 2017, we incurred a loss on sales of NCM shares of $21.0 million, partially offset by an increase in earnings from NCM of $6.7 million. See Note 5 – Investments of the Notes to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Investment income.  Investment income was $0.7 million for the three months ended September 30, 2018 compared to investment income of $17.0 million for the three months ended September 30, 2017. Investment income for the three months ended September 30, 2017 included a $17.0 million gain on the sale of our investment in Open Road Releasing, LLC (“Open Road”).

Income tax (benefit) provision.  The income tax provision was $12.1 million for the three months ended September 30, 2018 and income tax benefit was $18.9 million for the three months ended September 30,  2017. See Note 8–Income Taxes of the Notes to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net loss.  Net loss was $84.5 million and $37.0 million during the three months ended September 30, 2018 and September 30, 2017, respectively. Net loss during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was negatively impacted by the $54.1 million charge for the derivative liability related to the Convertible Notes due 2024, a higher provision for income taxes, declines in investment income, increases in general and administrative: other, and merger, acquisition and transaction costs, higher rent expense, higher interest expense, partially offset by higher equity in earnings from non-consolidated entities, higher gross profit from operations and lower depreciation and amortization.

Theatrical Exhibition - International Markets

Revenues.  Total revenues decreased 2.2% or $7.2 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Admissions revenues decreased 4.2% or $9.4 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to a 5.8% decline in attendance,  partially offset by a 1.6% increase in average ticket price. Attendance declined primarily due to the lack of popular films compared to last year, increased competition and temporary screen closures for our renovation initiatives. Average ticket price increased due to price increases, partially offset by deteriorations in foreign currency translation rates.

Food and beverage revenues increased 0.4% or $0.3 million, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to a 6.5% increase in food and beverage per patron, partially offset by the overall decrease in attendance. Food and beverage per patron increased due to price increases and was offset by deteriorations in foreign currency translation rates.

Total other theatre revenues increased 6.8% or $1.9 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to increased ticket fees.

Operating costs and expenses.  Operating costs and expenses increased 2.4% or $7.9 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Film exhibition costs decreased 6.1% or $5.8 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease in film exhibition cost is due to the decrease in admissions revenue and the decrease in film exhibition cost as a percentage of admissions revenues. As a percentage of admissions revenues, film exhibition costs were 42.3% for the three months ended September 30, 2018 and 43.1% for the three months ended September 30, 2017.

Food and beverage costs increased 1.0% or $0.2 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in food and beverage costs was primarily due to the increase in food and beverage cost as a percent of revenues. As a percentage of food and beverage revenues, food and beverage costs were 23.6% for the three months ended September 30, 2018 and 23.5% for the three months ended September 30, 2017.

As a percentage of revenues, operating expense was 35.9% for the three months ended September 30, 2018 and 33.1% during the three months ended September 30, 2017. Rent expense decreased 1.7% or $0.9 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due primarily to deteriorations in foreign currency translation rates.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $9.1 million during the three months ended September 30, 2018 compared to $1.9 million during the three months ended September 30, 2017, primarily due to $6.3 million of expense related to an arbitration ruling on a pre-acquisition date rent dispute for Odeon.

Other.  Other general and administrative expense increased 5.7% or $0.9 million, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Depreciation and amortization.  Depreciation and amortization decreased 0.8% or $0.3 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to deteriorations in foreign currency translation rates offset by depreciation on capital expenditures of $110.0 million during the nine months ended September 30, 2018, and $83.1 million during the year ended December 31, 2017.

Interest expense.  Interest expense increased 3.2% or $0.2 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Investment expense.  Investment expense declined $0.4 million during the three months ended September 30,

2018.

Income tax provision (benefit).  The income tax benefit is $(1.0) million for the three months ended September 30, 2018 as compared to income tax provision of $1.3 million for the three months ended September 30, 2017. See Note 8–Income Taxes of the Notes to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net loss.  Net loss increased $10.2 million during the three months ended September 30, 2018 primarily due to increases in merger, acquisition and transaction costs, declines in attendance offset by higher equity in earnings from non-consolidated entities and lower income tax expense.

Results of Operations— For the Nine Months Ended September 30, 2018 and September 30, 2017

Consolidated Results of Operations

Revenues.  Total revenues increased 10.5% or $385.1 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Admissions revenues increased 8.2%, or $190.3 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to a 4.1% increase in attendance, and a 3.9% increase in average ticket price. The increase in attendance was primarily due to the popularity of films (for U.S. Markets) released as compared to the same period a year ago and the acquisition of Nordic on March 28, 2017 (for International Markets), partially offset by a lack of popular film product, temporary screen closures for theatre refurbishments and increased competition in International Markets. The increase in average ticket price was primarily due to strategic pricing initiatives put in place over the last year, improvements in attendance and popularity of IMAX and other PLF premium content and improvements in foreign currency translation rates.

Food and beverage revenues increased 9.1%, or $103.3 million, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to the increase in attendance and a 4.8% increase in food and beverage revenues per patron. Food and beverage revenues per patron increased as a result of our food and beverage initiatives including our Feature Fare menu that was introduced in 2017 and is available in 349 of our U.S. theatres, offering our guests a broader selection of items to choose from, price increases and improvements in foreign currency translation rates.

Total other theatre revenues increased 46.5%, or $91.5 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to increases in advertising revenues, ticket fees and income from gift cards and package tickets including gross up for third party ticket fees of $17.0 million and increases from non-cash NCM ESA interest of $31.3 million, offset by a $11.5 million reduction in NCM ESA principal amortization. Other revenues also increased due to the acquisition of Nordic. See Note 1–Basis of Presentation for a further discussion of the increases in other revenues related to ASC 606.

Operating costs and expenses.  Operating costs and expenses increased 6.6%, or $239.4 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Film exhibition costs increased 9.7%, or $112.5 million, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 50.6% for the nine months ended September 30, 2018 and 49.9% for the nine months ended September 30, 2017.

Food and beverage costs increased 10.6%, or $19.4 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 16.3% for the nine months ended September 30, 2018 and 16.1% for the nine months ended September 30, 2017. Food and beverage gross profit per patron increased 4.6% and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 30.6% for the nine months ended September 30, 2018 and 30.8% for the nine months ended September 30, 2017. Rent expense increased 0.4%, or $2.2 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to the Nordic acquisition and improvements in translation rates, partially offset by the modification of a theatre lease in the U.S. markets which reduced rent expense by $35.0 million.

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $27.1 million during the nine months ended September 30, 2018 compared to $57.2 million during the nine months ended September 30, 2017, primarily due to expenses incurred in connection with the Carmike, Odeon and Nordic acquisitions in the prior year. The current year includes the write-off of $8.0 million of deferred costs related to an Odeon proposed public offering and $6.3 million of expense related to an arbitration ruling on a pre-acquisition date rent dispute for Odeon. The merger, acquisition and transaction costs are a corporate function primarily recorded in the U.S. markets operating segment.

In conjunction with the Carmike acquisition and the DOJ final judgment, we returned 1,807,220 additional NCM common units (valued at $22.6 million) in exchange for a waiver of exclusivity by NCM which resulted in $22.6 million of expense during the nine months ending September 30, 2017.

Other.  Other general and administrative expense increased $22.6 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to the acquisition of Nordic, increases in foreign currency translation rates, increases in legal settlement fees, increases in bonus expense related to improved performance and increases in stock-based compensation expense.

Depreciation and amortization.  Depreciation and amortization increased $4.5 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to the acquisition of Nordic and improvements in foreign currency translation rates.

Other Expense (Income):

Other expense.  Other expense of $57.5 million during the nine months ended September 30, 2018 is primarily due to a $54.1 million charge for the derivative liability related to the embedded conversion feature for the Convertible Notes due 2024.

Interest expense.  Interest expense increased $45.5 million to $248.9 million for the nine months ended September 30, 2018 compared to $203.4 million the nine months ended September 30, 2017 primarily due to a non-cash NCM ESA expense of $31.2 million recorded due to adoption of ASC 606 – Revenue Recognition, that required us to reflect an interest component for our long-term performance obligation. On March 17, 2017, we issued $475.0 million of our 6.125% Notes due 2027 and £250.0 million ($313.4 million) of our 6.375% Sterling Notes due 2024. On September 14, 2018, we issued $600.0 million of our 2.95% Convertible Notes due 2024.

Equity in (earnings) losses of non-consolidated entities.  Equity in earnings of non-consolidated entities increased $237.1 million to $(74.0) million for the nine months ended September 30, 2018 compared to equity losses of $199.1 million for the nine months ended September 30, 2017. Equity in earnings for the nine months ended September 30, 2018 includes a $2.3 million gain on the sale of NCM common shares, partially offset by a $16.0 million lower of carrying value or fair value impairment loss on 9,492,820 NCM units and 1,000,000 NCM, Inc. common shares held-for-sale, a $1.1 million loss on the return of 915,150 NCM units as a part of the annual common unit adjustment under the NCM ESA and a $28.9 million gain on the sale of all of our remaining interest in NCM. Equity in earnings includes a $30.1 million gain related to the Screenvision merger during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, the loss was primarily due to an other-than-temporary impairment loss on NCM of $204.5 million, loss on sales of NCM shares of $22.2 million and a recognition of previously suspended losses on our investment in Open Road of $8.9 million in the prior year.  See Note 5 – Investments of the Notes to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Investment income.  Investment income was $7.4 million for the nine months ended September 30, 2018 compared to investment income of $21.6 million for the nine months ended September 30, 2017. Investment income includes payments received related to the NCM tax receivable agreement of $5.4 million and $5.5 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. Investment income for the nine months ended September 30, 2018 includes a $1.5 million gain on the sale of a joint venture managed theatre. Investment income for the nine months ended September 30, 2017 includes a $17.0 million gain on the sale of Open Road.

Income tax (benefit) provision.  The income tax provision was $13.2 million for the nine months ended September 30, 2018 and income tax benefit was $136.4 million for the nine months ended September 30, 2017.  See Note 8–Income Taxes of the Notes to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net loss.  Net loss was $(60.5) million and $(210.8) million during the nine months ended September 30, 2018 and September 30, 2017, respectively. Net loss during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 were positively impacted by improvements in equity in earnings of non-consolidated entities related to the prior year impairment charge of $204.5 million for our investment in NCM, higher revenues, lower merger, acquisition and transaction costs, a $35.0 million rent reduction due to a lease modification, offset by the $54.1 million charge for the derivative liability related to the embedded conversion feature for the Convertible Notes due 2024, increases in depreciation and amortization expense, decreases in investment income, increases in interest expense, income tax provision and general and administrative expense (other).

Theatrical Exhibition–U.S. Markets

Revenues.  Total revenues increased 9.5% or $261.9 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Admissions revenues increased 7.1%, or $121.6 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to a 6.4% increase in attendance and a 0.6% increase in average ticket price. The increase in attendance was due to the popularity of film product during the current year as compared to the prior year. The increase in average ticket price was primarily due to increased popularity and related increase in attendance for IMAX and other PLF premium content and strategic price initiatives put in place over the last year.

Food and beverage revenues increased 8.6%, or $77.5 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to the increase in attendance, and an increase in food and beverage revenues per patron of 2.0%. Food and beverage revenues per patron increased as a result of our food and beverage initiatives including our Feature Fare menu that was introduced in 2017 and is available in 349 of our U.S. theatres, offering our guests a broader selection of items to choose from and price increases.

Total other theatre revenues increased 50.6%, or $62.8 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to ticket fees and advertising revenues including gross up for third party ticket fees of $17.0 million and increases from non-cash NCM ESA interest of $31.3 million, offset by $11.5 million reduction in NCM ESA principal amortization. See Note 1–Basis of Presentation for a further discussion of increases in other revenues related to ASC 606.

Operating costs and expenses.  Operating costs and expenses increased 3.7%, or $100.6 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Film exhibition costs increased 10.2%, or $91.9 million, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 54.2% and 52.7% for the nine months ended September 30, 2018 and September 30, 2017, respectively. The increase in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the current year which typically results in higher film terms.

Food and beverage costs increased 9.8%, or $12.7 million, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. As a percentage of food and beverage revenues, food and beverage costs were 14.5% for the nine months ended September 30, 2018 and 14.3% for the nine months ended September 30, 2017. The increase in food and beverage costs as a percentage of food and beverage revenues was primarily due to higher cost items in the new Feature Fare menu. Food and beverage gross profit per patron increased 1.8% and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 28.8% for the nine months ended September 30, 2018 and 30.0% for the nine months ended September 30, 2017. Rent expense decreased 3.3%, or $14.8 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily from the modification of a theatre lease which reduced rent expense by $35.0 million and partially offset by higher snow removal costs in the current year.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $15.2 million during the nine months ended September 30, 2018 compared to $54.3 million during the nine months ended September 30, 2017, primarily due to expenses incurred in connection with the Carmike, Odeon and Nordic acquisitions in the prior year. The current year includes the write-off of $8.0 million of deferred charges related to an Odeon proposed public offering. The merger, acquisition and transaction costs are a corporate function primarily recorded in the U.S. markets operating segment.

Other.  Other general and administrative expense increased $16.9 million, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to increases in legal settlement fees, bonus expense due to improved operating performance and stock-based compensation expense.

Depreciation and amortization.  Depreciation and amortization decreased $8.7 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to the prior year impairment charges and adjustments to the estimated fair value of property, net acquired in the Carmike acquisition, partially offset by depreciation on capital expenditures of $264.9 million during the nine months ended September 30, 2018 and $543.7 million during the year ended December 31, 2017.

Other Expense (Income):

Other expense.  Other expense of $56.2 million during the nine months ended September 30, 2018 is primarily due to a $54.1 million charge for the derivative liability related to the embedded conversion feature for the Convertible Notes due 2024. See Note 6 – Corporate Borrowings for additional information on the terms of the Convertible Notes due 2024.

Interest expense.  Interest expense increased $44.4 million to $229.9 million for the nine months ended September 30, 2018 compared to $185.5 million the nine months ended September 30, 2017 primarily due to a non-cash NCM ESA expense of $31.2 million recorded due to adoption of ASC 606 – Revenue Recognition, that required us to reflect an interest component for our long-term performance obligation. On March 17, 2017, we issued $475.0 million of our 6.125% Notes due 2027 and £250.0 million ($313.4 million) of our 6.375% Sterling Notes due 2024. On September 14, 2018, we issued $600.0 million of our 2.95% Convertible Notes due 2024.

Equity in (earnings) losses of non-consolidated entities.  Equity in earnings of non-consolidated entities increased $271.1 million to $(71.0) million for the nine months ended September 30, 2018 compared to equity in losses of $200.1 million for the nine months ended September 30, 2017. Equity in earnings for the nine months ended September 30, 2018 increased due to a $28.9 million gain on the sale of NCM common shares, a $30.1 million gain on the Screenvision merger, partially offset by a $16.0 million lower of carrying value or fair value impairment loss on 9,492,820 NCM units and 1,000,000 NCM, Inc. common shares held-for-sale (sold as of September 30, 2018) and a $1.1 million loss on the return of 915,150 NCM units as a part of the annual common unit adjustment under the NCM ESA. During the nine months ended September 30, 2017, the loss was primarily due to an other-than-temporary impairment loss on NCM of $204.5 million, a loss on sale of NCM shares of $22.2 million, and recognition of previously suspended losses on Open Road of $8.9 million. See Note 5 – Investments of the Notes to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Investment income.  Investment income was $7.4 million for the nine months ended September 30, 2018 compared to investment income of $22.3 million for the nine months ended September 30, 2017. Investment income includes payments received related to the NCM tax receivable agreement of $5.4 million and $5.5 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. Investment income for the nine months ended September 30, 2018 includes a $1.5 million gain on the sale of a joint venture managed theatre. Investment income for the nine months ended September 30, 2017 includes a $17.0 million gain on the sale of our investment in Open Road.

Income tax (benefit) provision.  The income tax provision was $14.6 million for the nine months ended September 30, 2018 and income tax benefit was $138.0 million for the nine months ended September 30, 2017. See Note 8–Income Taxes of the Notes to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net loss.  Net losses were $36.5 million and $198.7 million during the nine months ended September 30, 2018 and September 30, 2017, respectively. Net loss during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 were positively impacted by improvement in equity in earnings of non-consolidated entities due to the prior year $204.5 million impairment of our investment in NCM, higher revenues, lower merger, acquisition and transaction costs, a $35.0 million rent reduction due to a lease modification that reduced rent expense, lower depreciation and amortization, partially offset by the $54.1 million charge for the derivative liability,  increased interest expense, income tax provision and general and administrative expense (other).

Theatrical Exhibition - International Markets

Revenues.  Total revenues increased 13.4% or $123.2 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Admissions revenues increased 11.2% or $68.7 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to a 11.4% increase in average ticket price, partially offset by a 1.5% decrease in attendance. The increase in average ticket price is due to improvements in foreign currency translation rates and increased ticket prices for Odeon. Attendance decreased primarily due to declines at Odeon due to the lack of popular films as compared to the prior year, increased competition and temporary screen closures for theatre refurbishments, partially offset by the acquisition of Nordic on March 28, 2017.

Food and beverage revenues increased 11.3% or $25.8 million, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to food and beverage per patron increase of 13.9%. Food and beverage per patron increased primarily due to improvements in foreign currency translation rates and price increases.

Total other theatre revenues increased 39.5% or $28.7 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to the acquisition of Nordic, increases in ticket fees and gift card and package ticket income and improvements in foreign currency translation rates.

Operating costs and expenses.  Operating costs and expenses increased $138.6 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Film exhibition costs increased $20.6 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 40.9% for the nine months ended September 30, 2018 and 42.1% for the nine months ended September 30, 2017.

Food and beverage costs increased $6.7 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 23.4% for the nine months ended September 30, 2018 and 23.2% for the nine months ended September 30, 2017.

As a percentage of revenues, operating expense was 35.6% for the nine months ended September 30, 2018 and 33.2% during the nine months ended September 30, 2017. Rent expense increased $17.0 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due primarily to the acquisition of Nordic on March 28, 2017 and improvements in foreign currency translation rates.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $11.9 million during the nine months ended September 30, 2018 compared to $2.9 million during the nine months ended September 30, 2017, primarily due to expenses incurred in connection with the Odeon and Nordic acquisitions. We recorded expense during the current year of $6.3 million related to an arbitration ruling related to a pre-acquisition date rent dispute.

Other.  Other general and administrative expense increased $5.7 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to the Nordic acquisition and stock-based compensation.

Depreciation and amortization.  Depreciation and amortization increased $13.2 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to the acquisition of Nordic on March 28, 2017 and improvements in foreign currency translation rates.

Interest expense.  Interest expense increased $1.1 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to improvements in foreign currency translation rates.

Income tax provision (benefit).  The income tax benefit was  $(1.4) million for the nine months ended September 30, 2018 as compared to income tax provision of $1.6 million for the nine months ended September 30, 2017. See Note 8–Income Taxes of the Notes to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net loss.  Net loss increased $11.9 million during the nine months ended September 30, 2018 as a result of increased merger, acquisition and transaction costs, general and administrative: other expenses, and offset by lower income tax expenses.

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

We had working capital deficits (excluding restricted cash) as of September 30, 2018 and December 31, 2017 of $(482.9 million) and $(545.3 million), respectively. Working capital included $293.2 million and $401.0 million of deferred revenues as of September 30, 2018 and December 31, 2017, respectively. We have the ability to borrow under our Revolving Credit Facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments). As of September 30, 2018, we had $211.1 million available for borrowing, net of letters of credit, under our Revolving Credit Facility. We also maintain a £100.0 million ($130.0 million based on the foreign currency translation rate of 1.30 on September 30, 2018) revolving credit facility at our Odeon subsidiary. As of September 30, 2018, we had a drawn down on the revolving credit facility by $6.6 million and had issued $19.2 million standby letters of credit in the ordinary course of business, leaving £80.1 million ($104.2 million) available for borrowing.

We believe that cash generated from operations, existing cash and cash equivalents, availability under our Revolving Credit Facility and Odeon’s Revolving Credit Facility will be sufficient to fund operations, planned capital expenditures, dividends and repurchases of our common stock currently and for at least the next 12 months and enable us to maintain compliance with all financial debt covenants.

As of September 30, 2018, we were in compliance with all financial debt covenants.

Cash Flows from Operating Activities

Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $298.8 million and $229.6 million during the nine months ended September 30, 2018 and September 30, 2017, respectively. The increase in cash flows provided by operating activities was primarily due to increased attendance levels which drove higher operating results and increases in landlord contributions.

Cash Flows used in Investing Activities

Cash flows used in investing activities, as reflected in the Consolidated Statements of Cash Flows, were $114.3 million and $809.3 million during the nine months ended September 30, 2018 and September 30, 2017, respectively. Cash outflows from investing activities include capital expenditures of $374.9 million and $467.7 million during the nine months ended September 30, 2018 and September 30, 2017, respectively. Our capital expenditures primarily consisted of strategic growth initiatives and remodels, capital improvements to existing locations in our theatre circuit, and technology upgrades. During the nine months ended September 30, 2018, cash inflows from investing activities included the proceeds from the Screenvision merger of $45.8 million, proceeds from sale leaseback transactions of $50.1 million, and proceeds from the disposition of NCM units of $162.5 million. During the nine months ended September 30, 2017, cash outflows from investing activities included the acquisition of Nordic, net of cash and restricted cash, of $577.6 million, proceeds from sale leaseback transactions of $128.4 million and proceeds from disposition of NCM units of $89.4 million.  We expect that our gross cash outflows for capital expenditures will be approximately $600.0 million to $640.0 million for 2018, before giving effect to expected landlord contributions of approximately $140.0 million to $150.0 million.

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

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities, as reflected in the Consolidated Statements of Cash Flows, were $(155.3) million and  $621.0 million during the nine months ended September 30, 2018 and September 30, 2017, respectively.

On February 28, 2018, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, paid on March 26, 2018 to stockholders of record on March 12, 2018. On May 3, 2018, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, paid on June 25, 2018 to stockholders of record on June 11, 2018. On July 24, 2018, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, paid on September 24, 2018 to stockholders of record on September 10, 2018. On September 14, 2018, our Board of Directors declared a cash dividend in the amount of $1.55 per share of Class A and Class B common stock, paid on September 28, 2018 to stockholders of record on September 25, 2018. We paid dividends and dividend equivalents of $237.4 million during the nine months ended September 30, 2018 and paid dividends and dividend equivalents of $78.7 million during the nine months ended September 30, 2017.

On November 1, 2018, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, to be paid on December 26, 2018 to stockholders of record on December 10, 2018.

We made tax payments for restricted stock units withholdings of $1.7 million and $6.5 million during the nine months ended September 30, 2018 and September 30, 2017, respectively.

We paid $13.5 million for treasury stock purchased at the end of 2017 and settled during January of 2018. We paid $8.3 million for treasury stock purchased during the nine months ended September 30, 2018.

As of September 30, 2018, we had no borrowings outstanding under our Revolving Credit Facility and $13.9 million in outstanding standby letters of credit in the ordinary course of business and we had $6.6 million of borrowings outstanding under our Odeon revolving credit facility and $19.2 million in outstanding standby letters of credit in the ordinary course of business.

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

On September 14, 2018, we issued $600.0 million aggregate principal amount of our 2.95% Senior Unsecured Convertible Notes due 2024.

On September 14, 2018, we used the net proceeds from the Convertible Notes due 2024 private offering to repurchase and retire 24,057,143 shares of Class B common stock for $422.9 million and to pay a special dividend on September 28, 2018 to shareholders of record on September 25, 2018 of $1.55 per share, or approximately $160.5 million.

Contractual Obligations, Commitments and Contingencies

We have commitments and contingencies for capital and financing leases, corporate borrowings, operating leases, capital related betterments and pension funding that were summarized in a table in our Annual Report on Form 10–K for the year ended December 31, 2017. Since December 31, 2017, there have been no material changes to the commitments and contingencies of the Company outside the ordinary course of business except as otherwise disclosed regarding the sale leaseback transaction (see Note 1 – Basis of Presentation for additional information regarding the sale leaseback transaction) and the issuance of $600.0 million Convertible Notes due 2024, (see Note 6 – Corporate Borrowings for additional information on the terms of the Convertible Notes due 2024).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, our financial results are exposed to fluctuations in interest rates and foreign currency exchange rates. In accordance with applicable guidance, we presented a sensitivity analysis showing the potential impact to net income of changes in interest rates and foreign currency exchange rates. For the nine months ended September 30, 2018, our analysis utilized a hypothetical 100 basis-point increase or decrease to the average interest rate on our variable rate debt instruments to illustrate the potential impact to interest expense of changes in interest rates. For the nine months ended September 30, 2018, our analysis utilized a hypothetical 100 basis-point increase or decrease to market interest rates on our fixed rate debt instruments to illustrate the potential impact to fair value of changes in interest rates.

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

Market risk on variable‑rate financial instruments.  At September 30, 2018, we maintained a Senior Secured Credit Facility comprised of a $225.0 million revolving credit facility, $856.4 million of Senior Secured Term Loans due 2022 and $492.5 million of Senior Secured Term Loans due 2023. The Senior Secured Credit Facility provides for borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR + 2.25%. The rate in effect at September 30, 2018 for the outstanding Senior Secured Term Loans due 2022 and 2023 was 4.3844% per annum. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At September 30, 2018, we had $6.6 million variable-rate borrowings outstanding under our revolving credit facilities and had an aggregate principal balance of $1,348.9 million outstanding under the Senior Secured Term Loans due 2022 and 2023. A 100-basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $10.1 million during the nine months ended September 30, 2018.

Market risk on fixed-rate financial instruments.  Included in long-term corporate borrowings at September 30, 2018 were principal amounts of $600.0 million of our Convertible Notes due 2024, $230.0 million of our Senior Secured Notes due 2023, $600.0 million of our Notes due 2025, $375.0 million of our Notes due 2022, $595.0 million of our Notes due 2026, $475.0 million of our Notes due 2027, and £500.0 million ($651.5 million) of our Sterling Notes due 2024.  A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $190.1 million and ($178.0) million, respectively.

Foreign currency exchange rate risk.    We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our ownership of Odeon and Nordic. Odeon’s revenues and operating expenses are transacted in British Pounds and Euros, and Nordic’s revenues and operating expenses are transacted primarily in Swedish Krona and Euros. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If Odeon and Nordic operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for Odeon and Nordic. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our ownership in Odeon and Nordic as of September 30, 2018, holding everything else constant, a 10% immediate, simultaneous, favorable change in all of the foreign currency exchange rates to which we are exposed, would increase the aggregate net loss of our International markets reportable segment for the nine months ended September 30, 2018 by approximately $2.4 million.

Our foreign currency translation rates increased by approximately 6.0% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, which did not significantly impact our net loss for the nine months ended September 30, 2018.

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

(b)Changes in internal control.

As part of the adoption of ASC Topic 606, the Company implemented changes to its control activities related to revenue recognition to ensure adequate evaluation of its contracts and proper assessment of the impact of the new accounting standard. There were no significant changes in the Company’s internal control over financial reporting due to the adoption of the new standard, and no other changes in its internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Note 14–Commitments and Contingencies of the Notes to the Company’s Consolidated Financial Statements contained in Part I of this quarterly report on Form 10–Q for information on certain litigation to which we are a party.

Item 1A.  Risk Factors

Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10–K for the year ended December 31, 2017, which sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2017, except as set forth below.

There may be future dilution of our Class A common stock, which could adversely affect the market price of shares of our Class A common stock.

In the future, we may issue additional shares of Class A common stock to raise cash to refinance indebtedness, for working capital, to finance strategic initiatives and future acquisitions or for other purposes. We may also acquire interests in other companies by using a combination of cash and shares of Class A common stock or just shares of Class A common stock. We may also issue securities convertible into, or exchangeable for, or that represent the right to receive, shares of Class A common stock. Any of these events may dilute the ownership interests of current stockholders, reduce our earnings per share or have an adverse effect on the price of our shares of Class A common stock. In addition, the conversion of some or all of our Convertible Notes due 2024, to the extent we deliver shares of Class A common stock upon conversion thereof, would dilute the ownership interests of current stockholders, reduce our earnings per share and potentially have an adverse effect on the price of our shares of Class A common stock.

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

Wanda holds shares of our Class B common stock, all of which constitute "restricted securities" under the Securities Act. The shares of our Class B common stock automatically convert to Class A common stock (1) if transferred to a person other than certain permitted transferees or (2) upon Wanda and its permitted transferees holding less than 30% of all outstanding shares of our Class A and Class B common stock. Provided the holders comply with the applicable volume limits and other conditions prescribed in Rule 144 under the Securities Act, all of these restricted securities are currently freely tradeable. Pursuant to a registration rights agreement dated December 23, 2013, we have agreed to use our best efforts to effect registered offerings upon request from Wanda and to grant incidental or "piggyback" registration rights with respect to any registrable securities held by Wanda. The obligation to effect any demand for registration by Wanda will be subject to certain conditions, including limitations on the number of demand registrations and limitations on the minimum value of securities to be registered. We have also agreed to use our best efforts to grant certain incidental or "piggyback" registration rights with respect to securities issued to certain current and former officers. In connection with the sale of our Convertible Notes due 2024, we have agreed, subject to certain conditions, to use our reasonable efforts to effect registered offerings on behalf of holders of the Convertible Notes due 2024 with respect to the securities held by them and the shares of Class A common stock issuable upon conversion thereof. The exercise of such registration rights by Wanda, the holders of the Convertible Notes due 2024 and/or the current and former officers may substantially increase the number of shares of Class A common stock in the public market and could reduce the market price of shares of our Class A common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

	Purchases of Equity Securities
				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be
			Part of Publicly	Purchased Under the
	Total Number of	Average Price Paid	Announced Plans or	Plans or Program (a)
Period	Shares Purchased	Per Share	Programs (a)	(in millions)
July 1, 2018 through July 31, 2018	—	$—	—	$44.3
August 1, 2018 through August 31, 2018	—	$—	—	$44.3
September 1, 2018 through September 30, 2018 (b)	24,057,143	$17.58	—	$44.3
Total	24,057,143		—

(a)

As announced on August 3, 2017, our Board of Directors authorized a share repurchase program for an aggregate purchase of up to $100.0 million of our common stock, excluding transaction costs. As of September 30, 2018, $44.3 million remained available for repurchase under this plan. A two-year time limit has been set for the completion of this program, expiring August 2, 2019.

(b)

As announced on September 14, 2018, our Board of Directors authorized repurchase of 24,057,143 shares from Wanda for approximately $421.0 million and associated legal fees of $1.9 million. This purchase was not part of our share repurchase program.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
*3.1	Certificate of Retirement of 24,057,143 Shares of Class B Common Stock of AMC Entertainment Holdings, Inc., dated as of November 1, 2018.

4.1

Indenture by and among AMC Entertainment Holdings, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, dated as of September 14, 2018. (incorporated by reference from Exhibit 4.1 to AMCEH’s Current Report on Form 8-K (File No. 1-33892) filed on September 20, 2018)

*10.1

Fifth Amendment to Credit Agreement, dated as of August 14, 2018, by and among AMC Entertainment Holdings, Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Citicorp North America, Inc., as administrative agent.

10.2

Investment Agreement by and between AMC Entertainment Holdings, Inc. and Silver Lake Alpine, L.P., dated as of September 14, 2018. (incorporated by reference from Exhibit 10.1 to AMCEH’s Current Report on Form 8-K (File No. 1-33892) filed on September 20, 2018)

10.3

Stock Repurchase and Cancellation Agreement by and between AMC Entertainment Holdings, Inc. and Wanda America Entertainment, Inc., dated as of September 14, 2018. (incorporated by reference from Exhibit 10.2 to AMCEH’s Current Report on Form 8-K (File No. 1-33892) filed on September 20, 2018)

10.4

Right of First Refusal Agreement by and among AMC Entertainment Holdings, Inc., Silver Lake Alpine, L.P. and Wanda America Entertainment, Inc., dated as of September 14, 2018. (incorporated by reference from Exhibit 10.3 to AMCEH’s Current Report on Form 8-K (File No. 1-33892) filed on September 20, 2018)

*10.5	AMC Entertainment Holdings, Inc. Non-Employee Director Compensation Program – Amended and Restated November 1, 2018, Effective January 1, 2019.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*32.1	Section 906 Certifications of Adam M. Aron (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith

**    Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT HOLDINGS, INC.

Date: November 8, 2018	/s/ ADAM M. ARON
Adam M. Aron
Chief Executive Officer, Director and President

Date: November 8, 2018	/s/ CRAIG R. RAMSEY
Craig R. Ramsey
Executive Vice President and Chief Financial Officer