Form 10-K
period 2018-12-31
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2019-03-01
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2018, computed by reference to the price at which the registrant’s Class A common stock was last sold on the New York Stock Exchange on such date was $822,736,151 (51,744,412 shares at a closing price per share of $15.90).

Shares of Class A common stock outstanding—52,047,613 shares at February 22, 2019

Shares of Class B common stock outstanding—51,769,784 shares at February 22, 2019

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2019 annual meeting of stockholders, to be filed within 120 days of December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMC ENTERTAINMENT HOLDINGS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

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

•

increased costs in order to comply or resulting from a failure to comply with governmental regulation, including the General Data Protection Regulation (“GDPR”) and pending future domestic privacy laws and regulations; and

•

we may not generate sufficient cash flows or have sufficient restricted payment capacity under our Senior Secured Credit Facility or the indentures governing our debt securities to pay our intended dividends on our Class A and Class B common stock.

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

As of December 31, 2018, Wanda owned approximately 50.01% of Holdings’ outstanding common stock and 75.01% of the combined voting power of Holdings’ outstanding common stock and has the power to control Holdings’ affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), entering into of mergers, sales of substantially all of our assets and other extraordinary transactions.

Our business was founded in Kansas City, Missouri in 1920. Holdings was incorporated under the laws of the state of Delaware on June 6, 2007. We maintain our principal executive offices at One AMC Way, 11500 Ash Street, Leawood, Kansas 66211.

Recent Developments

NCM:    In March 2018, we recorded an impairment charge of $16.0 million, to reduce the carrying value of our held-for-sale interests in National CineMedia, LLC (“NCM”) common units and National CineMedia, Inc. (“NCM, Inc.”) common shares to fair value based on the publicly quoted per share price as of March 31, 2018 of $5.19.

On June 18, 2018, the Company entered into two Unit Purchase Agreements (the “Agreements”) with each of Regal Cinemas, Inc. (“Regal”) and Cinemark USA, Inc. (“Cinemark”) pursuant to which Regal and Cinemark each separately agreed to purchase 10,738,740 common units of NCM at a sales price of $7.30 per unit and aggregate consideration of approximately $156.8 million (the “Sales”). The Sales closed on July 5, 2018. Following the closing of the Sales, the Company no longer owned any shares of common units of NMC or shares of NCM, Inc. NCM consented to the Sales and waived its rights under the memorandum of understanding that provided the Company would not reduce its combined ownership of NCM and NCM, Inc. below 4.5%. We recorded a gain on sale of $28.9 million during the year ended December 31, 2018.

Screenvision Merger:    On May 30, 2018, SV Holdco, LLC (“Screenvision”) entered into an Agreement and Plan of Merger which resulted in a change of control in Screenvision on July 2, 2018. We received distributions and merger consideration of $45.9 million and retain a 18.4% common membership interest in Screenvision on a fully diluted basis. We reduced the carrying value of our investment in Screenvision to $0 and recorded equity in earnings for the excess distribution of $30.1 million during the year ended December 31, 2018.

Sale and Leaseback Transaction:  On June 18, 2018, we completed the sale and leaseback of the real estate assets associated with one theatre for proceeds, net of closing costs, of $50.1 million. The gain on the sale of approximately $27.4 million has been deferred and will be amortized over the remaining lease term.

Fifth Amendment to Credit Agreement:  On August 14, 2018, we entered into the Fifth Amendment to Credit Agreement with Citicorp North America, Inc, as administrative agent and the other lenders party thereto, amending the Credit Agreement dated as of April 30, 2013. The Fifth Amendment made changes to certain covenants and related definitions. These amendments to the Senior Secured Credit Agreement were executed in order to facilitate an internal reorganization due to recent tax changes and to make modifications which clarified certain ambiguities in the Senior Secured Credit Agreement.

Senior Unsecured Convertible Notes due 2024:  On September 14, 2018, we issued $600.0 million aggregate principal amount of our 2.95% Senior Unsecured Convertible Notes due 2024. The Convertible Notes due 2024 mature on September 15, 2024, subject to earlier conversion by the holders thereof, repurchase by AMC at the option of the holders or redemption by AMC upon the occurrence of certain contingencies, as discussed below. Upon maturity, the $600.0 million principal amount of the Convertible Notes due 2024 will be payable in cash. We will pay interest in cash on the Convertible Notes due 2024 at 2.95% per annum, semi-annually in arrears on September 15th and March 15th, commencing on March 15, 2019. We used the net proceeds from the sale of the Convertible Notes due 2024 to repurchase and retire 24,057,143 shares of Class B common stock held by Wanda for $17.50 per share or approximately $421.0 million, associated legal fees of $1.9 million, and to pay a special dividend of $1.55 per share of Class A common stock and Class B common stock, or approximately $160.5 million on September 28, 2018 to shareholders of record on September 25, 2018. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Events and Note 8 – Corporate Borrowings and Capital and Financing Lease Obligations in the Notes to Consolidated Financial Statements under Part II, Item 8, hereof for further information on the terms of the Convertible Notes due 2024.

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

The combination of AMC, Odeon, Carmike Cinemas, Inc. (“Carmike”) and Nordic Cinema Group Holdings AB (“Nordic”) makes us the largest theatre operator in the world with 1,006 theatres and 11,091 screens in 15 countries as of December 31, 2018. We are the #1 theatre operator in the United States; the #1 theatre operator in the United Kingdom-Ireland, Italy, Spain, Sweden, Norway, Finland, Estonia, Latvia and Lithuania; the #2 theatre operator in Portugal; and the #4 theatre operator in Germany. We have operations in four of the world’s ten largest economies, including four of the five largest European economies (the United Kingdom, Spain, Italy and Germany). Additionally, the combined company is the largest global procurer in theatrical exhibition of film, food and beverage items, lighting and theatre supplies.

As of December 31, 2018, we owned, operated or held interests in 637 theatres with a total of 8,114 screens in the United States and 369 theatres and 2,977 screens in European markets. With operations in 44 states and the District of Columbia, approximately 52% of the U.S. population lives within 10 miles of one of our theatres. We have a diversified footprint with complementary global geographic and guest demographic profiles, which we believe gives our circuit a unique profile and offers strategic and operational advantages.  We operate productive theaters in the top markets in the United States and have the #1 market share in the top two markets: New York and Los Angeles. Our top five markets, in each of which we hold the #1 or #2 share position, are New York (44% share), Los Angeles (28%), Chicago (43%), San Francisco (25%) and Washington, D.C. (33%). Strategically, these markets and our theatres in them are diverse, operationally complex and, in many cases, the scarcity of new theatre opportunities creates a significant competitive advantage for established locations against newcomers or alternative entertainment options.

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

Approximately 359 million consumers have attended AMC, Odeon and Nordic theatre circuits, combined for the year ended December 31, 2018.

As a result of our ongoing focus to improve the quality of the movie-going experience, AMC theatres continue to maintain top-box customer satisfaction scores of nearly 60% and industry leading theatre productivity metrics. According to publicly available information for our most comparable peers in the U.S. market, for the year ended December 31, 2018, our U.S. markets were #1 or #2 in revenues per patron ($15.69), food and beverage per patron ($5.17), and average ticket price ($9.55). We believe that it is the quality of our theatre locations and our customer‑focused innovation that continue to drive improved productivity per location (which we measure as increases in admissions revenues per screen relative to the industry and/or food and beverage revenues per patron).

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

•	We expect to continue deployment of our proven theatre innovations while simultaneously developing new concepts and initiatives that will elevate the movie-going experience at our theatres;

•	We are committed to deploying successful new technologies that will allow us to evolve even as consumers look to other ways to watch movies;

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

We plan to continue investing in our theatres and upgrading the consumer experience to take greater advantage of incremental revenue-generating opportunities, primarily through an array of improved and differentiated customer experiences in (1) more comfort and convenience; (2) food and beverage; (3) engagement and loyalty; (4) sight and sound; and (5) targeted programming. The following table provides detail with respect to the geographic location of our theatrical exhibition circuit as of December 31, 2018:

U.S. Markets	Theatres(1)	Screens(1)
Alabama	18	232
Arizona	12	197
Arkansas	6	60
California	55	741
Colorado	15	199
Connecticut	6	73
Delaware	1	14
Florida	39	612
Georgia	35	438
Idaho	1	11
Illinois	52	600
Indiana	24	321
Iowa	7	92
Kansas	8	115
Kentucky	6	66
Louisiana	7	99
Maryland	12	132
Massachusetts	10	142
Michigan	18	248
Minnesota	9	120
Missouri	12	150
Montana	6	61
Nebraska	4	43
Nevada	2	28
New Hampshire	1	10
New Jersey	27	354
New Mexico	2	14
New York	27	283
North Carolina	25	332
North Dakota	4	30
Ohio	16	205
Oklahoma	17	174
Oregon	1	12
Pennsylvania	30	331
South Carolina	7	75
South Dakota	4	31
Tennessee	22	263
Texas	46	697
Utah	3	33
Virginia	12	164
Washington	14	167
West Virginia	2	20
Wisconsin	6	73
Wyoming	1	9
District of Columbia	5	43
Total U.S. Markets	637	8,114

International Markets
Austria	3	38
Denmark	2	10
Estonia	3	15
Finland	26	150
Germany	24	215
Ireland	11	77
Italy	50	501
Latvia	1	14
Lithuania	6	40
Norway	13	94
Portugal	3	45
Spain	44	501
Sweden	74	410
United Kingdom	109	867
Total International Markets	369	2,977
Total	1,006	11,091

(1)

Included in the above table are 65 theatres and 323 screens that we manage or in which we have a partial interest. In the U.S. Markets segment we manage and own 50% economic interests in seven theatres and 72 screens accounted for following the equity method and own a 50% economic interest in one IMAX® screen accounted for following the equity method. In the International markets segment we manage and own 50% economic interests in 58 theatres and 249 screens accounted for following the equity method and own a 50% economic interest in one IMAX® screen accounted for following the equity method.

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

•

We own an interest in Digital Cinema Distribution Coalition, LLC (“DCDC”), a joint venture with certain other exhibitors and film distributors. DCDC was formed to develop a satellite distribution network for feature films and other digital cinema content. As of December 31, 2018,  all 637 of our U.S. theatre locations are equipped to receive content via the DCDC network.

•

In 2017 and 2018, we made investments in Dreamscape Immersive, Inc. (“Dreamscape”) and Central Services Studios, Inc. (“Central Services Studios”) as a part of our virtual reality technologies strategy.

•

We have long-term agreements for screen advertising services with NCM and Screenvision. We believe that the reach, scope, and digital delivery capability of their network provides an effective platform for national, regional, and local advertisers to reach an engaged audience and we receive theatre access fees for participation in their network.

The following table sets forth our historical information concerning new builds (including expansions), acquisitions and dispositions (including net construction closures) and end-of-period operated theatres and screens through December 31, 2018:

					Permanent/Temporary
					Closures/(Openings),
	New Builds		Acquisitions		net		Total Theatres
	Number of	Number of	Number of	Number of	Number of	Number of	Number of	Number of
Fiscal Year	Theatres	Remodels	Theatres	Screens	Theatres	Screens	Theatres	Screens
Beginning balance							342	4,975
Calendar 2013	1	12	4	37	4	61	343	4,963
Calendar 2014	3	29	4	36	4	81	346	4,947
Calendar 2015	2	23	40	410	1	(46)	387	5,426
Calendar 2016	2	17	520	5,201	3	86	906	10,558
Calendar 2017	12	96	128	736	32	221	1,014	11,169
Calendar 2018	11	89	4	39	23	206	1,006	11,091
	31	266	700	6,459	67	609

The following table provides detail with respect to digital delivery, 3D enabled projection, large screen formats, such as IMAX® and our proprietary Dolby Cinema™ at AMC, other PLF screens, enhanced food and beverage offerings and our premium seating as deployed throughout our circuit on December 31, 2018:

Format	Theatres	Screens
Digital	1,006	11,091
3D enabled (includes IMAX, ETX and IDX)	1,006	5,411
IMAX (3D enabled)	215	216
Dolby Cinema at AMC	127	127
Other PLF (3D enabled)	112	112
Dine-in theatres	29	437
Premium seating	345	3,279

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

Comfort and Convenience Innovations - Recliner seating is the key feature of our theatre renovations. We believe that maximizing comfort and convenience for our customers will be increasingly necessary to maintain and improve our relevance. These renovations, in conjunction with capital contributions from our landlords, involve stripping theatres to their basic structure in order to replace finishes throughout, upgrade the sight and sound experience, installing modernized points of sale and, most importantly, replacing traditional theatre seats with plush, electric recliners that allow customers to deploy a leg rest and fully recline at the push of a button. The quality improvement in the customer experience drives a 30% to 50% increase in attendance, on average, at these locations in their first-year post renovation. Our customers have responded favorably to the significant personal space gains from ample row depths, ability to recline or stretch their legs, extra-wide pillowed chaise and oversized armrests. The reseated theatres attract more midweek audiences than normal theatres and tend to draw more adults who pay higher ticket prices than teens or young children. Upon reopening a remodeled theatre, we typically increase the ticket price to reflect that enhanced consumer experience. Additionally, remodeled theatres tend to draw more adults who pay higher ticket prices than teens or young children, as well as more customers who upgrade their tickets to premium formats.

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

We also plan to open new-build theatres, explore profitable acquisitions, and expand through disciplined spot-acquisitions of single theatre locations. We believe new-build construction, spot-acquisitions, and other acquisitive activity offer us additional opportunities to introduce our proven guest focused strategies to new movie-goers and will generate meaningful benefits to guests, associates, studio partners and our shareholders.

As of December 31, 2018, we now feature recliner seating in approximately 345 theatres, including Dine-in-Theatres, totaling approximately 3,279 screens and representing 29.5% of total screens. By the end of 2019, we expect AMC theatres to operate 3,875 screens with recliner seating. Based on feedback from our guests, we believe there is universal appeal for the ample space, comfort and convenience of our powered recliners, and that appeal will translate into additional attendance in new markets both domestically and in Europe. As such, deploying powered recliners will be an integral strategy in the former Carmike and Odeon circuits going forward as we are targeting approximately 43% of our total screens to be comprised of screens with recliner seating by the end of 2021.

Rebalancing of the new supply-and-demand relationship created by recliner seating presents us two further opportunities to improve customer convenience and maximize operating results: open-source internet ticketing and reserved seating.

Open-source internet ticketing makes AMC’s entire universe of seats (over 1.2 million as of December 31, 2018), for all our show times, as available as possible, on as many websites and mobile applications as possible. Our tickets are currently on sale over the internet, either directly or through mobile apps, at our own website and our mobile app and Fandango®, Movietickets.com®, and Atom Tickets. We believe increased online access is important because it captures customers’ purchase intent more immediately and directly than if we wait for their arrival at the theatre box office to make a purchase. Carefully monitoring internet pre-sales also lets us adjust capacity in real time, moving movies that are poised to over perform to larger capacity auditoriums or more additional auditoriums, thereby maximizing yield. During calendar 2018, our internet and mobile ticketing app services sold approximately 67 million tickets for AMC.

Reserved seating at some of AMC’s locations, allows our customers to choose a specific seat in advance of the movie. We believe that knowing there is a specifically chosen seat waiting for a show that promises to be a sellout is comforting to our customers and compels ticket purchases.

We believe the comfort and personal space gains from recliner seating, coupled with the immediacy of demand captured from open-source internet ticketing and the appeal of reserved seating make a powerful economic combination for us.

Imaginative Food and Beverage Initiatives - Our deployment initiatives also apply to food and beverage enhancements. We have expanded our menu of enhanced food and beverage products to include meals, healthy snacks, premium beers, wine and mixed drinks and other gourmet products. We plan to invest across a spectrum of enhanced food and beverage formats, ranging from simple, less capital‑intensive food and beverage design improvements to the development of new dine‑in theatre options. We launched the AMC Feature Fare menu in 2017 to over 300 AMC brand locations with an additional 66 planned in 2019. This was the largest menu overall in AMC history.

Our MacGuffins Bar and Lounges (“MacGuffins”) give us an opportunity to engage our over-21 customers. As of December 31, 2018, we offer alcohol in approximately 339 AMC theatres in the U.S. markets. We expect to increase that number to approximately 367 by the end of 2019.  We believe there is ample opportunity to introduce premium beers, wines and liquors throughout the former Carmike and Odeon circuits, and we would like to install our alcohol service in as many theatres globally as we can. We will continue to work with state and local officials in the United States, and the necessary officials in Europe to expand the number of theatres with this appealing amenity. Due to our success in operating MacGuffins, we believe we can leverage our substantial experience when it comes to permitting, installing and commissioning these improvements.

In our reserved seat auditoriums, our innovative services allow for advance online ordering of concession items with an advance ticket order that, in certain theatres, is then delivered to the guest’s seat at a specified time of the guest’s choosing. We currently operate 52 theatres with the pre-order service. We are currently evaluating system compatibility and mobile application functionality to determine timing for deployment in Europe.

The number of guests at domestic AMC theatres who are choosing to purchase a beverage or food item has increased from 64% of our attendance in 2011 to more than 71% in 2018.

Exciting Premium Large Format Offerings - PLF auditoriums generate our highest customer satisfaction scores, and we believe the investment in premium formats increases the value of the movie-going experience for our guests, ultimately leading to additional ticket revenue. To that end we are committed to investing in and expanding our offerings of the best sight and sound experiences through a combination of our partnerships with IMAX® and Dolby Cinema™ and the future development of our own proprietary PLF offering.

IMAX®—IMAX® is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations.

As of December 31, 2018, legacy AMC was the largest IMAX® exhibitor in the U.S., with 216 (3D enabled) IMAX® screens and a 51% market share. Each one of our IMAX® local installations is protected by geographic exclusivity, and as of December 31, 2018, our IMAX® screen count was 99% greater than our closest competitor. We also operate 25 IMAX® screens in Europe. We also will continue to expand our IMAX® relationship into former Carmike, Odeon, and Nordic theatres as we integrate all three of the circuits, further strengthening our position as the largest IMAX® exhibitor in the U.S. and growth as an IMAX® distributor in the United Kingdom and Europe.

Dolby Cinema™ at AMC— Dolby Cinema™ at AMC offers a premium cinema offering for movie-goers that combined state‑of‑the‑art image and sound technologies with inspired theatre design and comfort. Dolby Cinema™ at AMC includes Dolby Vision™ laser projection and object‑oriented Dolby Atmos® audio technology, as well as AMC’s plush power reclining seats with seat transducers that vibrate with the action on screen.

In August 2016, we announced the acceleration of our Dolby Cinema™ at AMC deployment and as of December 31, 2018, we operated 127 Dolby Cinema™ at AMC auditoriums. The legacy AMC circuit expects to have 140 Dolby Cinema™ at AMC auditoriums operational by the end of 2019. We expect to expand deployment of our innovative Dolby Cinema™ at AMC auditoriums into former Carmike, Odeon, and Nordic locations as we integrate all circuits.

Prime at AMC—We continue to add our private label PLF experience to many of our locations, with superior sight and sound technology and enhanced seating as contrasted with our traditional auditoriums. This proprietary PLF auditorium is branded Prime at AMC and offers an enhanced theatrical experience for movie-goers beyond our current core theatres, at a lower price premium than IMAX® or Dolby Cinema™ at AMC. Therefore, it may be especially relevant in smaller or more price sensitive markets. As of December 31, 2018, we operated 18 Prime at AMC screens.

2)	Engage

Marketing - AMC is engaging movie-goers marketing activities to strengthen the bonds with our current guests and create new connections with potential customers that drive both growth and loyalty. AMC Stubs® is a customer loyalty program which allows members to earn rewards, receive discounts and participate in exclusive members‑only offerings and services. It features both a traditional paid tier called AMC Stubs Premiere™ for a $15 annual membership fee and a non-paid tier called AMC Stubs Insider™. Both programs reward loyal guests for their patronage of AMC theatres. Rewards earned are redeemable on future purchases at AMC locations.

On June 20, 2018, we announced the launch of AMC Stubs® A-List, a new tier of our AMC Stubs® loyalty program. This program offers guests admission to movies at AMC up to three times per week including multiple movies per day and repeat visits to already seen movies from $19.95 to $23.95 per month depending upon geographic market. AMC Stubs® A-List also includes premium offerings including IMAX®,  Dolby Cinema™ at AMC, RealD, Prime and BigD. AMC Stubs® A-List members can book tickets on-line in advance and select specific seats at AMC Theatres with reserved seating.

As of December 31, 2018, we had more than 17,300,000 member households enrolled in AMC Stubs® A-List, AMC Stubs Premiere™ and AMC Stubs Insider™ programs, combined. Our AMC Stubs® members represented approximately 35.4% of AMC U.S. markets attendance during the year ended December 31, 2018. We expect the number of member households to continue to increase over the next 24 to 36 months. We believe movie-goers want to be recognized and rewarded for attending our theatres and as a result, our new AMC Stubs® program is designed to strengthen guest loyalty, attract new guests and drive additional return visits. Our much larger database of identified movie-goers also provides us with additional insight into our customers’ movie preferences, and this enables us to have both a larger and a more targeted marketing effort to support our Hollywood studio partners. We intend to creatively mine this rapidly growing consumer database to increase sales and otherwise boost loyalty to AMC.

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

Our marketing efforts are not limited to our loyalty program as we continue to improve our customer connections through our website and mobile app. We believe our competitive advantage of a robust and easy‑to‑use online and mobile presence combined with an effective loyalty program that provides better market intelligence to anticipate customer’s future behavior should allow us to capture incremental share of both entertainment dollars and time.

Additionally, to align guest expectations and cost structures across the broader U.S. platform comprised of legacy AMC and former Carmike theatres, on March 1, 2017 we announced a differentiated multi-brand strategy.

During 2017, all Carmike theatres were re-branded to be part of the AMC theatres. Every AMC location now operates under one of the following AMC brands:

•

AMC Theatres – AMC Amazing. Approximately 360 theatres, located primarily in larger, more urban markets, offering the AMC amazing experience through amenities such as recliner seating, MacGuffins bars, and PLF auditoriums like IMAX® at AMC, Dolby Cinema™ at AMC, and AMC’s proprietary PLF, “Prime at AMC.”

•

AMC Classic Theatres – America’s Hometown Theatres. Approximately 230 theatres, located primarily in smaller mid-sized and suburban markets, offering fun, friendly, amenities and menu items guests can depend on for a great movie-going experience with value in mind. Some AMC Classic theatres may include MacGuffins bars and Prime at AMC PLF auditoriums.

•

AMC Dine-In Theatres – Movies with a Menu. Approximately 29 locations, equipped with full kitchens and MacGuffins full bars, will offer great experiences including full-service dining as well as delivery-to-seat of AMC’s menu and beverage offerings. Guests can enjoy a variety of fresh, hand-crafted menu items that rival anything they’d find at their local restaurant, as well as an exciting array of drinks and desserts.

Inclusive Programming - Our core business is the exhibition of wide-release theatrical Hollywood movies, which distributors promote with significant mass market advertising. We complement this offering of broadly popular movies with more specialized content, seeking to ensure we have entertainment appealing to all audience segments.  For example, during the year ended December 31, 2018, AMC theatres exhibited 358 non-English language films which generated approximately $43.0 million of box office revenue.

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

Our Competitive Strengths

We believe we have the following competitive strengths:

Leading Market Share in Important, Affluent and Diverse Markets—  Across the three biggest metropolitan markets in the United States—New York, Los Angeles and Chicago, representing 20% of the country’s total box office—we hold a 36% combined market share. As of December 31, 2018, we have theatres located in 24 of the top 25 U.S. markets, holding the #1 or #2 position in 21 of those 25 markets based on box office revenue. On any given weekend, nearly one-half of the top ten theatres for the #1 opening movie title in the United States are AMC theatres, according to data provided by Comscore. We are also the #1 theatre operator in the United Kingdom, Ireland, Italy, Norway, Finland, Latvia, Lithuania, Estonia, and Spain; the #2 operator in Portugal; and the #4 operator in Germany. We believe our strong presence in these top markets makes our theatres highly visible and therefore strategically more important to content providers, who rely on the large audiences and marketing momentum provided by major markets to drive opinion‑making and deliver a movie’s overall box office results.

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

Our domestic acquisitions further diversified our footprint with theatres located in complementary suburban and rural markets as well as in geographic areas of the United States like the southeast. Guests from different demographic and geographic profiles have different tastes in movies, and we believe by broadening our geographic base, we can help mitigate the impact of film genre volatility on our box office revenues.

Well Located, Highly Productive Theatres—Our theatres are generally located in the top retail centers across the United States. We believe this provides for long-term visibility and higher productivity and is a key element in the success of our Enhanced Food and Beverage and More Comfort and Convenience initiatives. Our location strategy, combined with our strong major market presence, enable us to deliver industry-leading theatre-level productivity. During the year ended December 31, 2018, six of the ten highest grossing theatres in the United States were AMC theatres, according to data provided by Comscore. During the same period AMC’s U.S. markets average total revenues per theatre was approximately $6.3 million. This per unit productivity is important not only to content providers, but also to developers and landlords, for whom per location and per square foot sales numbers are critical measures. The net effect is a close relationship with the commercial real estate community, which often gives us first‑look and preferred tenant status on emerging opportunities.

AMC Classic theatres are located primarily in smaller, suburban and rural markets, which affects total revenues per theatre. However, in general, theatres located in smaller suburban and rural markets tend to have less competition and a lower cost structure, and we believe when combined with our innovative strategic initiatives that productivity will improve.

Many Odeon theatres share similar characteristics as AMC theatres in that they tend to be located in the top retail centers in major metropolitan markets with higher visibility. We believe that deploying our proven strategic initiatives in these markets will help drive attendance and greatly improve productivity.

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

Selectively Participating in a Consolidating Industry—Throughout the last two decades, AMC has been an active participant in our industry’s consolidation. We intend to selectively explore acquisitions in the United States and internationally where the characteristics of the location, overall market and facilities further enhance the quality of our theatre portfolio.

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

Substantial Operating Cash Flow—For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, AMC’s net cash provided by operating activities totaled $523.2 million, $537.4 million, and $431.7 million, respectively. We believe that our strategic initiatives, highly productive theatre circuit and continued focus on cost control will enable us to generate sufficient cash flow provided by operating activities to execute our strategy, to grow our revenues, maintain our facilities, service our indebtedness, continue our stock repurchase plan and pay dividends to our stockholders.

Experienced and Dynamic Team—Our senior management team, led by Adam Aron, President and Chief Executive Officer, has the expertise that we believe will be required to transform movie-going from a commodity to a differentiated entertainment experience. Our senior management team has experience operating both domestic and international theatres. A dynamic and balanced team of executives combines long-tenured leaders in operations, real estate and finance who contributed to building AMC’s hard-earned reputation for operations excellence with creative entertainment and restaurant industry executives in marketing, programming and food and beverage who bring to AMC business acumen and experience that support innovation in theatrical exhibition.

With a technology platform in our Theatre Support Center that provides for real-time monitoring of AMC screens across the country and a workplace conducive to collaboration and teamwork, our management team has the organization well aligned with our strategy.

Furthermore, we believe that our people, the nearly 40,200 AMC associates, constitute an essential strength of AMC. They strive to make movie-going experiences at AMC theatres always a treat. We create events and want our customers to always feel special at an AMC theatre.

Key Strategic Shareholder—Our key strategic shareholder, the Dalian Wanda Group Co. (“Wanda”), is one of the largest, privately-held conglomerates in China. Wanda is our single largest shareholder with a 50.01% ownership stake as of December 31, 2018. In addition to its core business as a prominent developer and owner of commercial real estate, Wanda also owns related businesses in entertainment, hospitality and retail. Wanda is the largest theatre exhibition operator in China through its controlling ownership interest in Wanda Cinema Line. The combined ownership and scale of AMC and Wanda Cinema Line has enabled us to enhance relationships and obtain better terms from important food and beverage, lighting and theatre supply vendors, and to expand our strategic partnerships with IMAX® and Dolby®. When our scale and Wanda’s growth are taken into account, we believe AMC is the most efficient and effective partner a content owner has. Wanda is controlled by its chairman, Mr. Jianlin Wang.

Film Content

Box office admissions are our largest source of revenue. We predominantly license “first-run” films from distributors owned by major film production companies and from independent distributors on a film-by-film and theatre-by-theatre basis. Film exhibition costs are accrued based on the applicable admissions revenues and estimates of the final settlement pursuant to our film licenses. These licenses typically state that rental fees are based on aggregate terms established prior to the opening of the picture. In certain circumstances and less frequently, our rental fees are based on a mutually agreed settlement upon the conclusion of the picture. In some European territories, rental fees are established on a weekly basis for the coming week’s percentage forecast. Some European licenses use a per capita agreement instead, paying a flat amount per ticket, where the sum is agreed in long-term agreements in advance of the film showing. Under an aggregate terms formula, we usually pay the distributor a specified percentage of box office gross or pay based on a scale of percentages tied to different amounts of box office gross, or in Europe, we pay based on the number of weeks since release. The settlement process allows for negotiation based upon how a film actually performs.

During the 2018 calendar year, films licensed from our seven largest distributors based on revenues accounted for approximately 90% of our U.S. admissions revenues. In Europe, approximately 80% of our box office revenue came from films attributed to our six largest distributors. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor’s films in any given year.

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

To address recent consumer trends, we have expanded our menu of enhanced food and beverage products to include made-to-order drinks and meals, customized coffee, healthy snacks, premium beers, wine and mixed drinks and other gourmet products. We plan to continue investment across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage design improvements to the development of new dine-in theatre options. The costs of these conversions in some cases are partially covered by investments from the theatre landlord. We currently operate 29 Dine-In Theatres that deliver chef-inspired menus with seat-side or delivery service to luxury recliners with tables. Our recent Dine-In Theatre concepts are designed to capitalize on the latest food service trend, the fast casual eating experience.

Employees

As of December 31, 2018, we employed 4,408 full-time and 35,754 part-time employees. We consider our employee relations to be good.

Theatrical Exhibition Industry and Competition

U.S. Markets

Movie-going is embedded in the American social fabric. For over 100 years people young and old, of all races and socio-economic levels, have enjoyed the entertainment that motion pictures offer.

In the United States, the movie exhibition business is large, stable and mature. While in any given calendar quarter the quantity and quality of movies can drive volatile results, box office revenues have generally advanced from 2009 to 2018.  The industry’s best year ever, in terms of revenues, was 2018, with box office revenues of approximately $11.9 billion, an increase of approximately 6.9% from 2017 with 1.3 billion admissions in the U.S. and Canada.

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

The following table represents information about the U.S./Canada exhibition industry obtained from the National Association of Theatre Owners (“NATO”) and Box Office Mojo:

	Box Office		Average
	Revenues	Attendance	Ticket	Number of	Indoor
Calendar Year	(in millions)	(in millions)	Price	Theatres	Screens
2018	$11,858	1,301	$9.11	5,482	40,313
2017	11,091	1,236	8.97	5,398	39,651
2016	11,372	1,314	8.65	5,472	40,009
2015	11,135	1,321	8.43	5,484	39,411
2014	10,353	1,267	8.17	5,463	39,356
2013	10,921	1,343	8.13	5,326	39,368
2012	10,837	1,361	7.96	5,317	39,056
2011	10,174	1,283	7.93	5,331	38,974
2010	10,566	1,339	7.89	5,399	38,902
2009	10,596	1,413	7.50	5,561	38,605

Based on information obtained from Comscore, we believe that the four largest exhibitors, in terms of U.S./Canada box office revenue (Regal Entertainment Group, AMC, Cinemark Holdings, Inc. and Cineplex Inc.) generated approximately 64% of the box office revenues in 2018. This statistic is up from 35% in 2000 and is evidence that the theatrical exhibition business in the U.S. / Canada has been consolidating.

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

Additionally, international markets have become increasingly important. The percentage of total box office revenues attributable to International markets increased from 69% in 2012 to 73% in 2017. U.S. films generate the majority of the box office in Europe, but movie-goers in specific geographies welcome locally produced films with local actors and familiar story lines which can mitigate film genre attendance fluctuations. Going forward, we believe we will see positive growth in theatre attendance as we deploy our proven guest centered innovations like recliner seating, enhanced food and beverage offerings and premium large format experiences.

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

Our theatres in the United States must comply with Title III of the Americans with Disabilities Act, or ADA. Compliance with the ADA requires that public accommodations, including websites and mobile apps for such accommodations, “reasonably accommodate” individuals with disabilities and that new construction or alterations made to “commercial facilities” conform to accessibility guidelines unless “structurally impracticable” for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, and awards of damages to private litigants or additional capital expenditures to remedy such noncompliance. As an employer covered by the ADA, we must make reasonable accommodations to the limitations of employees and qualified applicants with disabilities, provided that such reasonable accommodations do not pose an undue hardship on the operation of our business. In addition, many of our employees are covered by various government employment regulations, including minimum wage, overtime and working conditions regulations. In Europe, all territories have similar national regulations relating to disabilities.

Our operations also are subject to federal, state and local laws regulating such matters as construction, renovation and operation of theatres as well as wages and working conditions, citizenship, health and sanitation requirements and licensing. We believe our theatres are in material compliance with such requirements.

We own and operate theatres and other properties that operate in the United States, United Kingdom, Spain, Italy, Germany, Portugal, Ireland, Sweden, Finland, Estonia, Latvia, Lithuania, Norway, and Denmark, which are subject to various federal, state and local laws and regulations. Certain of these laws and regulations, including those relating to environmental protection, may impose joint and several liability on certain statutory classes of persons for the costs of investigation or remediation of contamination, regardless of fault or the legality of original disposal. We believe our theatres are in material compliance with such requirements.

Other Acquisitions, Dispositions, Financings and Developments

Other Acquisitions

During the year ended December 31, 2018, we entered into a Stock Issuance and Restrictions Agreement with RealD Holdings Inc. (“RealD”). The new agreement replaces a similar agreement with RealD for the lease of RealD 3D systems where rental payments continue to be variable and based on paid admissions and extends the term of the agreement to December 31, 2024. The investments are recorded at cost following the measurement alternative as there is no established market for the securities and we do not have significant influence over these entities.

In September 2017, we acquired $5.0 million in Dreamscape and $5.0 million in Central Services Studios, Inc. as part of our virtual reality technologies strategy. During January 2018, we invested an additional $5.0 million in Dreamscape and $5.0 million in Central Services Studios. We do not have significant influence over these entities and will follow the cost method of accounting.

Other Dispositions

On June 18, 2018, we entered into two Unit Purchase Agreements (the “Agreements”) with each of Regal and Cinemark pursuant to which Regal and Cinemark each separately agreed to purchase 10,738,740 common units of NCM at a sales price of $7.30 per unit and aggregate consideration of approximately $156.8 million (the “Sales”). The Sales closed on July 5, 2018. Following the closing of the Sales, we no longer owned any shares of common stock in NCM, Inc. or common units in NCM. NCM consented to the Sales and waived its rights under the memorandum of understanding that provided AMC would not reduce its combined ownership of NCM and NCM, Inc. below 4.5%. We recorded a $28.9 million gain on the sale of its NCM investment during the year ended December 31, 2018.

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

On March 17, 2017, we completed an offering of £250.0 million additional aggregate principal amount of our Sterling Notes due 2024 and an offering of £250.0 million additional aggregate principal amount of our Sterling Notes due 2024. We used the net proceeds to pay a portion of the consideration for the acquisition of Nordic plus related transaction fees and expenses.

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

See the Liquidity and Capital Resources section of Item 7 of Part II hereof for further information and Note 8 – Corporate Borrowings and Capital and Financing Lease Obligations in the Notes to Consolidated Financial Statements under Part II, Item 8, hereof for further information.

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

Available Information

We make available free of charge on our website (www.amctheatres.com) under “Investor Relations” / Financial Performance”/ “SEC Filings,” annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy materials on Schedule 14A and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials with the Securities and Exchange Commission. The contents of our

Internet website are not incorporated into this report. The Securities and Exchange Commission maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information about the Company.

Executive Officers

The following table sets forth certain information regarding our executive officers and key employees as of February 12, 2019:

Name	Age	Position(s) Held
Adam M. Aron	64	Chief Executive Officer, President and Director
Craig R. Ramsey	67	Executive Vice President and Chief Financial Officer
John D. McDonald	61	Executive Vice President, U.S. Operations
Elizabeth Frank	49	Executive Vice President, Worldwide Programming and Chief Content Officer
Mark A. McDonald	60	Executive Vice President, Global Development
Stephen A. Colanero	52	Executive Vice President and Chief Marketing Officer
Kevin M. Connor	56	Senior Vice President, General Counsel and Secretary
Chris A. Cox	53	Senior Vice President and Chief Accounting Officer
Carla C. Chavarria	53	Senior Vice President, and Chief Human Resources Officer

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

Mr. Chris A. Cox has served as Senior Vice President and Chief Accounting Officer of AMC since June 2010. Prior thereto Mr. Cox served as Vice President and Chief Accounting Officer since May 2002. Prior to May 2002, Mr. Cox had served as Vice President and Controller since November 2000. Previously, Mr. Cox had served as Director of Corporate Accounting for the Dial Corporation from December 1999 until November 2000. Mr. Cox holds a Bachelor of Business Administration in degree Accounting and Finance from the University of Iowa.

Ms. Carla C. Chavarria has served as Senior Vice President, Human Resources of AMC since January 2014. Ms. Chavarria served as Vice President, Human Resources Services from September 2006 to January 2014. Prior thereto, Ms. Chavarria served as Vice President, Recruitment and Development from April 2005 to September 2006. Ms. Chavarria’ prior experience includes human resources manager and director of employment practices. Ms. Chavarria began her career at AMC in 1988 as a theatre manager in Philadelphia. Ms. Chavarria serves as co-chair for the AMC Cares Invitational and is a member of the AMC Investment Committee. She is formerly a board member for the Quality Hill Playhouse and Big Brothers Big Sisters of Kansas City. She currently serves on the boards of the Kansas City Zoo, Negro League Baseball Museum and is the chair of Win Win. Ms. Chavarria has over 20 years of human resources experience. Ms. Chavarria holds a B.S. from The Pennsylvania State University.

Item 1A.  Risk Factors

Risk Factors Associated with AMC’s Business

We depend on motion picture production and performance.

Our ability to operate successfully depends upon the availability, diversity and appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our markets. The most attended films are usually released during the summer and the calendar year-end holidays, making our business highly seasonal. We license first‑run motion pictures, the success of which has increasingly depended on the marketing efforts of the major motion picture studios. Poor performance of, or any disruption in the production of these motion pictures (including by reason of a strike or lack of adequate financing), or a reduction in the marketing efforts of the major motion picture studios, could hurt our business and results of operations. Conversely, the successful performance of these motion pictures, particularly the sustained success of any one motion picture, or an increase in effective marketing efforts of the major motion picture studios, may generate positive results for our business and operations in a specific fiscal quarter or year that may not necessarily be indicative of, or comparable to, future results of operations. As movie studios rely on a smaller number of higher grossing “tent pole” films there may be increased pressure for higher film licensing fees. Our loyalty program and certain promotional pricing also may affect performance and increase the cost to license motion pictures relative to revenue for admission. In addition, a change in the type and breadth of movies offered by motion picture studios may adversely affect the demographic base of movie-goers.

Except to the extent that we own some film distribution rights in a small number of European territories, we have no control over distributors of the films and our business may be adversely affected if our access to motion pictures is limited or delayed.

We rely on distributors of motion pictures, over whom we have no control, for the films that we exhibit. Major motion picture distributors are required by law to offer and license film to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long‑term arrangements with major distributors, but must compete for our licenses on a film-by-film and theatre-by-theatre basis. Our business depends on maintaining good relations with these distributors, as this affects our ability to negotiate commercially favorable licensing terms for first-run films or to obtain licenses at all. With only seven distributors representing approximately 90% of the U.S. box office in 2018, there is a high level of concentration in the industry. Our business may be adversely affected if our access to motion pictures is limited or delayed because of deterioration in our relationships with one or more distributors or for some other reason. To the extent that we are unable to license a popular film for exhibition in our theatres, our operating results may be adversely affected.

Our substantial debt could adversely affect our operations and prevent us from satisfying those debt obligations.

We have a significant amount of debt. As of December 31, 2018, we had outstanding approximately $5,283.3 million of indebtedness ($5,428.1 million face amount), which consisted of $1,326.3 million under our Senior Secured Credit Facility ($1,345.4 million face amount), $524.3 million of our existing Convertible Notes due 2024 ($600.0 million face amount), $2,620.5 million of our existing subordinated notes ($2,679.1 million face amount), $238.7 million of the 6.0% Senior Secured Notes due 2023 ($230.0 million face amount), a $1.3 million ($1.3 million face amount) promissory note, and $560.3 million of existing capital and financing lease obligations. As of December 31, 2018, we had $211.2 million available for borrowing under our Senior Secured Revolving Credit Facility and £73.9 million ($93.7 million) available for borrowing under our Odeon Revolving Credit Facility. As of December 31, 2018, we also had approximately $6.9 billion of undiscounted rental payments under operating leases (with initial base terms generally between 15 to 20 years). The amount of our indebtedness and lease and other financial obligations could have important consequences to our stockholders. For example, it could:

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

Implementation of our key strategic initiatives, including recliner seating, enhanced food and beverage and premium sight and sound, require significant capital expenditures. Our gross capital expenditures were approximately $576.3 million, $628.8 million and $421.7 million for the years ended December 31, 2018, December 31, 2017 and, December 31, 2016, respectively.  We estimate that our net cash outflows for capital expenditures will be approximately $450.0 million for the year ending December 31, 2019.  The lack of available capital resources due to business performance or other financial commitments could prevent or delay the deployment of innovations in our theatres. We may have to seek additional financing or issue additional securities to fully implement our growth strategy. We cannot be certain that we will be able to obtain new financing on favorable terms, or at all. In addition, covenants under our existing indebtedness limit our ability to incur additional indebtedness, and the performance of any additional or improved theatres may not be sufficient to service the related indebtedness that we are permitted to incur.

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

As a result of the Odeon and Nordic Acquisitions, 26.5% of our revenues were derived from countries outside the United States for the year ended December 31, 2018. The success of our acquisitions of Odeon and Nordic is dependent upon our ability to operate a business in markets where we have limited experience and is subject to risks that are beyond our control. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

•

data protection and privacy laws, including GDPR, which became effective in May 2018 and similar pending domestic laws such as the California Privacy Act, which becomes effective in 2020, and other restrictions on transferring personally identifiable information outside of a jurisdiction; and

•	tariffs and other trade barriers.

If we are unable to manage the complexity of our global operations successfully, it could have a material adverse effect on our business, financial condition and results of operations.

The decision by British voters to exit the European Union may negatively impact our operations.

The U.K. is currently negotiating the terms of its exit from the European Union (“Brexit”) scheduled for March 29, 2019. In November 2018, the U.K. and the European Union agreed upon a draft Withdrawal Agreement that sets out the terms of the U.K.’s departure, including commitments on citizen rights after Brexit, a financial settlement from the U.K., and a transition period from March 29, 2019 through December 31, 2020 to allow time for a future trade deal to be agreed. On January 15, 2019, the draft Withdrawal Agreement was rejected by the U.K. Parliament creating significant uncertainty about the terms (and timing) under which the U.K. will leave the European Union. The U.K. Parliament voted on February 14, 2019 to reject the government’s Brexit negotiating strategy, increasing the likelihood of a no-deal Brexit.

Current uncertainty over whether the U.K. will ultimately leave the EU, as well as the final outcome of the negotiations between the U.K. and the EU, could have an adverse effect on our business and financial results. The long-term effects of Brexit will depend on the terms negotiated between the U.K. and the EU, which may take years to complete and may include, among other things, greater restrictions on imports and exports between the U.K. and EU countries, a fluctuation in currency exchange rates and additional regulatory complexity. Additional currency volatility could drive a weaker British pound, which increases the cost of goods imported into our U.K. operations and may decrease the profitability of our U.K. operations. A weaker British pound versus the U.S. dollar also causes local currency results of our U.K. operations to be translated into fewer U.S. dollars during a reporting period and currency volatility makes this translation less predictable.  Our operations in the U.K. and Europe, as well as our United States operations, could be impacted by the global economic uncertainty caused by Brexit or the actual withdrawal by the U.K. from the EU. If we are unable to manage any of these risks effectively, our business could be adversely affected. With a range of outcomes still possible, the impact from Brexit remains uncertain and will depend, in part, on the final outcome of tariff, trade, regulatory and other negotiations.

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

The efficient operation of our business is dependent on computer hardware and software systems. Among other things, these systems collect and store certain personal information from customers, vendors and employees and process customer payment information. Additionally, open-source internet ticketing allows tickets for all of our theatres to be sold by various third-party vendors on websites using information systems we do not control. Our information systems and those maintained by our third-party vendors and the sensitive data they are designed to protect are vulnerable to security breaches by computer hackers, cyber terrorists and other cyber attackers. We rely on industry-accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems, and we rely on our third-party vendors to take appropriate measures to protect the confidentiality of the information on those information systems. However, these measures and technology may not adequately prevent security breaches. Our information systems may become unavailable or fail to perform as anticipated for any reason, including viruses, loss of power or human error. Any significant interruption or failure of our information systems or those maintained by our third-party vendors or any significant breach of security could adversely affect our reputation with our customers, vendors and employees and could adversely affect our business, results of operations and liquidity and could result in litigation against us or the imposition of penalties. A significant interruption, failure or breach of the security of our information systems or those of our third-party vendors could also require us to expend significant resources to upgrade the security measures and technology that guard sensitive data against computer hackers, cyber terrorists and other cyber attackers. We maintain cyber risk insurance coverage to protect against such risks, however, there can be no assurance that such coverage will be adequate.

We may incur future impairment charges to goodwill or long-lived assets and future theatre and other closure charges.

We review long‑lived assets, including goodwill, indefinite-lived intangible assets and other intangible assets, marketable securities and non‑consolidated entities for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The review for goodwill compares the fair value for each of our reporting units to its associated carrying value, including goodwill. Factors that could lead to impairment of goodwill and intangible assets include adverse industry or economic trends, reduced estimates of future cash flows, and declines in the market price of our common stock. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. We may be required to record future charges to earnings during the period in which an impairment of goodwill or intangible assets is determined to exist. During the years ended December 31, 2018, December 31, 2017, and December 31, 2016, we recorded impairment charges which were related to property, net of $13.8 million, $43.6 million, and $5.5 million, respectively. During 2018, we impaired 13 theatres in the U.S. markets with 150 screens (in Alabama, Arkansas, California, Colorado, Georgia, Iowa, Kentucky, Michigan, North Dakota, Ohio, Pennsylvania, Tennessee, and Wyoming) and we impaired 15 theatres in the International markets with 118 screens (in Italy, Spain, and United Kingdom).

We have a significant amount of goodwill on our balance sheet as a result of acquisitions. As of December 31, 2018, goodwill recorded on our consolidated balance sheet totaled $4,788.7 million.  We performed our annual goodwill impairment test as of October 1, 2018. Based on the results of these tests, we determined that the goodwill recorded on our consolidated balance sheet was not impaired. However, if the market price of our common stock further declines from current levels, or if other events or circumstances change that would more likely than not reduce the fair value of our reporting units below their respective carrying value, all or a portion of our goodwill may be impaired in future periods. Examples of such adverse events or circumstances that could change include (i) an adverse change in macroeconomic conditions; (ii) increased cost factors that have a negative effect on our earnings and cash flows; (iii) negative or overall declining financial performance compared with our actual and projected results of relevant prior periods; and (iv) a sustained decrease in our share price. Any impairment charges that we may take in the future could be material to our results of operations and financial condition and could adversely affect our stock price.

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

As of December 31, 2018, we had an estimated federal income tax loss carryforward of $212.8 million and estimated state income tax loss carryforward of $243.5 million which will be limited annually due to certain change in ownership provisions of the Internal Revenue Code, as amended (“IRC”), Section 382. The federal tax loss carryforwards prior to January 1, 2019 will begin to expire in 2019 and will completely expire in 2036. Any federal tax loss carryforwards generated after January 1, 2018 will be available to be used indefinitely. Our state loss carryforwards may be used over various periods ranging from 1 to 20 years. As of December 31, 2018, we had estimated foreign income tax loss carryforwards of $652.6 million. Our foreign tax loss carryforwards are available to be used indefinitely, except approximately $6.8 million which will expire in various periods ranging from 1 to 20 years. The tax loss carryforwards are reflected in our balance sheet as an asset valued at our current effective rate and reduced by the valuation allowance.

We have experienced numerous “ownership changes” within the meaning of Section 382(g) of the IRC, including our merger with Wanda. These ownership changes have and will continue to subject our tax loss carryforwards to annual limitations which will restrict our ability to use them to offset our taxable income in periods following the ownership changes. In general, the annual use limitation equals the aggregate value of our equity at the time of the ownership change multiplied by a specified tax‑exempt interest rate. Carmike also has experienced numerous “ownership changes” within the meaning of Section 382(g). These ownership changes have and will continue to subject losses acquired with the transaction to annual limitations which will restrict our ability to use them to offset our taxable income in periods following the ownership changes.

We are subject to complex taxation, changes in tax rates, adoption of new United States or international tax legislation and disagreements with tax authorities that could adversely affect our business, financial condition or results of operations.

We are subject to many different forms of taxation in both the United States and in foreign jurisdictions where we operate. Current economic and political conditions, including Brexit, make tax rates and policy in any jurisdiction, including the U.S., U.K. and E.U., subject to significant change. Recent examples include the Organization for Economic Co‑operation and Development’s (“OECD”) recommendations on Base Erosion and Profit Shifting (“BEPS”), the European Commission’s Anti‑Tax Avoidance Package, and the U.S. Tax Cuts and Jobs Act signed into law in December 2017. The costs of compliance with these laws and regulations are high and are likely to increase in the future. Any failure on our part to comply with these laws and regulations can result in negative publicity and diversion of management time and effort and may subject us to significant liabilities and other penalties.

The value of our deferred tax assets may not be realizable to the extent our future profits are less than we have projected and we may be required to record valuation allowances against previously-recorded deferred tax assets, which may have a material adverse effect on our results of operations and our financial condition.

Our income tax expense includes deferred income taxes arising from changes in temporary differences between the financial reporting and tax bases of assets and liabilities, credit carry-forwards and net operating losses. We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our credit carry-forwards and net operating losses expire. Our assessment of the realizability of our deferred income tax assets requires significant judgment. If we fail to achieve our projections or if we need to lower our projections, we may not have sufficient evidence of our ability to realize our deferred tax assets, and we may need to increase our valuation allowance. Our U.S. cumulative pretax losses have raised uncertainty about the likelihood of realizing our deferred tax assets, along with the change in U.S. Federal enacted tax rates, and as a result we have recorded a valuation allowance against all of the U.S. deferred tax assets and liabilities, except those deemed indefinite-lived for the year ended December 31, 2017.  For the year ended December 31, 2018, our cumulative pretax losses continue to raise uncertainty about the likelihood of realizing our deferred tax assets. A valuation adjustment to our income tax provision of approximately $39.0 million in our U.S. markets was recorded during 2018. For our U.S. markets, a total income tax provision of $16.1 million was recorded for the year ended December 31, 2018.  There are no assurances that we will not increase or decrease the valuation allowances in future periods against deferred tax assets and liabilities. Any increase in the valuation allowance would result in additional deferred tax expense; likewise, any decrease would result in additional deferred tax benefit. Any deferred tax expense could have a material adverse effect on our results of operations and financial condition.

The accounting methods for our convertible debt securities may have a material effect on our reported financial results.

In accounting for Convertible Notes due 2024, we identified certain features that are bifurcated and accounted for as derivatives, Under the applicable accounting guidance, the derivatives must be marked to market each reporting period. The fluctuation in the fair value between reporting periods is recorded in that period and impacts net earnings. These changes in the fair value will create volatility in our net earnings. Additionally, we recorded a debt discount based on the fair value of the derivative liability related to the conversion feature upon issuance, which will be accreted to interest expense over the term of the agreement. This will impact non-cash interest expense in the current period presented and future periods.

In addition, convertible debt instruments (such as the Convertible Notes due 2024) that may be settled in cash, shares or a combination of cash and shares may utilize the if-converted method which we have elected to use to compute earnings per share, the effect of which is that the shares issuable upon conversion of the notes are included in the calculation of diluted earnings per share to the extent that they are dilutive. Under the if-converted method the number of shares of common stock that would be necessary to settle all of the Convertible Notes due 2024 are included in diluted earnings per share. This may cause further volatility in our diluted earnings per share.

We may be reviewed by antitrust authorities.

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

We operate in a consolidating industry that is scrutinized from time to time for compliance with antitrust and competition laws, including currently dormant investigations into film clearances and joint ventures among competing exhibitors. If we were found to have violated antitrust laws, it could have a material adverse effect on our operations and financial condition.

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

In the U.S., our theatres must comply with Title III of the Americans with Disabilities Act of 1990 (“ADA”). Compliance with the ADA requires that public accommodations, including websites and mobile apps for such public accommodations, “reasonably accommodate” individuals with disabilities and that new construction or alterations made to “commercial facilities” conform to accessibility guidelines unless “structurally impracticable” for new construction or technically infeasible for alterations. Non‑compliance with the ADA could result in the imposition of injunctive relief, fines, and an award of damages to private litigants or additional capital expenditures to remedy such noncompliance, any of which could have a material adverse effect on our operations and financial condition. In Europe, all territories have similar national regulations relating to disabilities that our theatres operate in accordance with. Noncompliance with these regulations could carry financial, operational and reputation risks.

We have had significant financial losses in previous years.

Prior to fiscal 2007, we had reported net losses in each of the prior nine fiscal years totaling approximately $551.1 million. For fiscal 2007, 2008, 2009, 2010, 2011, 2012, the period March 30, 2012 through August 30, 2012, the period August 31, 2012 through December 31, 2012, the year ended 2013, the year ended 2014, the year ended 2015, the year ended 2016, the year ended 2017, and the year ended 2018, we reported net earnings (losses) of $116.9 million, $(6.2) million, $(149.0) million, $79.9 million, $(174.3) million, $(94.1) million, $90.2 million, $(42.7) million, $364.4 million, $64.1 million, $103.9 million, $111.7 million, $(487.2) million, and $110.1 million, respectively. If we experience poor financial results in the future, we may be unable to meet our payment obligations while attempting to expand our theatre circuit and withstand competitive pressures or adverse economic conditions.

General political, social and economic conditions can reduce our attendance.

Our success depends on general political, social and economic conditions and the willingness of consumers to spend money at movie theatres. If going to motion pictures becomes less popular or consumers spend less on food and beverage, which accounted for 30.6% of our revenues in calendar 2018, our operations could be adversely affected. In addition, our operations could be adversely affected if consumers’ discretionary income falls as a result of an economic downturn. Geopolitical events, including the threat of terrorism or cyber‑attacks, could cause people to avoid our theatres or other public places where large crowds are in attendance. In addition, due to our concentration in certain markets, natural disasters such as hurricanes or earthquakes in those markets could adversely affect our overall results of operations.

We depend on key personnel for our current and future performance.

Our current and future performance depends to a significant degree upon the retention of our senior management team and other key personnel. The loss or unavailability of any member of our senior management team or a key employee could have a material adverse effect on our business, financial condition and results of operations. We cannot give assurance that we would be able to locate or employ qualified replacements for senior management or key employees on acceptable terms.

Our controlling shareholder owns more than 75% of the combined voting power of our common stock and has significant influence over our corporate management and affairs.

Our Class B common stock has three votes per share, and our Class A common stock, which is the publicly traded stock, has one vote per share. As of December 31, 2018, Wanda owns 51,769,784 shares of Class B common stock, or 50.01% of our outstanding common stock, representing approximately 75.01% of the voting power of our outstanding common stock. As such, Wanda has significant influence over our reporting and corporate management and affairs, and, because of the three-to-one voting ratio between our Class B and Class A common stock, Wanda will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval (including election of directors and approval of significant corporate transactions, such as mergers) so long as the shares of Class B common stock owned by Wanda and its permitted transferees represent at least 30% of all outstanding shares of our Class A and Class B common stock. The shares of our Class B common stock automatically convert to shares of Class A common stock upon Wanda and its permitted transferees holding less than 30% of all outstanding shares of our Class A and Class B common stock.

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

•	the amount of dividends distributed is and will be subject to contractual restrictions under the restrictive payment covenants contained in:

•	the indentures governing our debt securities,

•	the terms of our Senior Secured Credit Facility,

•	the terms of our Convertible Notes due 2024,

•	the terms of any other outstanding or future indebtedness incurred by us or any of our subsidiaries; and

•	the amount of dividends distributed is subject to state law restrictions.

The maximum amount we would be permitted to distribute in accordance with our Senior Secured Credit Facility and the indentures governing our notes was approximately $2.5 billion as of December 31, 2018. As a result of the foregoing limitations on our ability to make distributions, we cannot give assurance that we will be able to make all of our intended quarterly dividend payments.

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

Wanda holds shares of our Class B common stock, all of which constitute "restricted securities" under the Securities Act. The shares of our Class B common stock automatically convert to Class A common stock (1) if transferred to a person other than certain permitted transferees or (2) upon Wanda and its permitted transferees holding less than 30% of all outstanding shares of our Class A and Class B common stock. Provided the holders comply with the applicable volume limits and other conditions prescribed in Rule 144 under the Securities Act, all of these restricted securities are currently freely tradeable. Pursuant to a registration rights agreement dated December 23, 2013, we have agreed to use our best efforts to effect registered offerings upon request from Wanda and to grant incidental or "piggyback" registration rights with respect to any registrable securities held by Wanda. The obligation to effect any demand for registration by Wanda will be subject to certain conditions, including limitations on the number of demand registrations and limitations on the minimum value of securities to be registered. We have also agreed to use our best efforts to grant certain incidental or "piggyback" registration rights with respect to securities issued to certain current and former officers. In connection with the sale of our Convertible Notes due 2024, we have agreed, subject to certain conditions, to use our reasonable efforts to effect registered offerings on behalf of holders of the Convertible Notes due 2024 with respect to the securities held by them and the shares of Class A common stock issuable upon conversion thereof. We filed a registration statement with the SEC on December 14, 2018 to fulfill this requirement. The exercise of such registration rights by Wanda, the holders of the Convertible Notes due 2024 and/or the current and former officers may substantially increase the number of shares of Class A common stock in the public market and could reduce the market price of shares of our Class A common stock.

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

The elimination of the calculation of USD LIBOR rates may impact our contracts that are indexed to USD LIBOR.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The following table sets forth the general character and ownership classification of our theatre circuit, excluding non-consolidated joint ventures and managed theatres, as of December 31, 2018:

Property Holding Classification	Theatres	Screens
Owned	60	532
Leased pursuant to ground leases	17	181
Leased pursuant to building leases	864	10,055
Total	941	10,768

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

Please refer to Narrative Description of Business under Part I, Item 1 of this Annual Report on Form 10-K for the geographic locations of our Theatrical Exhibition circuit as of December 31, 2018. See Note 4 – Property in the Notes to the Consolidated Financial Statements under Part II, Item 8 hereof.

Item 3.  Legal Proceedings.

The information required to be furnished by us under this Part I, Item 3 (Legal Proceedings) is incorporated by reference to the information contained in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 on this Annual Report on Form 10-K.

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

Holders of Common Stock

On February 22, 2019, there were 36 stockholders of record of our Class A common stock and one stockholder of record of our Class B common stock.

Temporary Equity:  Certain members of management have the right to require Holdings to purchase the Class A common stock held by them under certain limited circumstances pursuant to the terms of a stockholders agreement. Beginning on January 1, 2016 and ending on January 1, 2019 (or upon the termination of a management stockholders employment by us without cause, by the management stockholder for good reason, or due to the management stockholders death or disability), management shareholders will have the right, in limited circumstances, to require Holdings to purchase shares that are not fully and freely tradeable at a price equal to the price per share paid by such management shareholder with appropriate adjustments for any subsequent events such as dividends, splits, or combinations. The shares of Class A common stock subject to the stockholder agreement are classified as temporary equity, apart from permanent equity, as a result of the contingent redemption feature contained in the stockholder agreement.

During the year ended December 31, 2018, one employee, and one former employee who held 37,105 shares relinquished their put rights, therefore the related share amount of $0.4 million was reclassified to additional paid in capital, a component of stockholders’ equity. During the year ended December 31, 2017, a former employee who held 27,197 shares, relinquished his put right, therefore the related share amount of $0.3 million was reclassified to additional paid-in capital, a component of stockholders’ equity. During the year ended December 31, 2016, a former employee who held 27,197 shares, relinquished his put right, therefore the related share amount of $0.2 million was reclassified to additional paid-in capital, a component of stockholders’ equity.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12. of Part III of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

None.

Issuer Purchase of Equity Securities

The following table provides information with respect to Common Stock purchases by the Company during the fourth fiscal quarter of 2018:

	Purchases of Equity Securities
				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be
			Part of Publicly	Purchased Under the
	Total Number of	Average Price Paid	Announced Plans or	Plans or Program (a)
Period	Shares Purchased	Per Share	Programs (a)	(in millions)
October 1, 2018 through October 31, 2018	—	$—	—	$44.3
November 1, 2018 through November 30, 2018	—	$—	—	$44.3
December 1, 2018 through December 31, 2018	—	$—	—	$44.3
Total	—		—

(a)

As announced on August 3, 2017, our Board of Directors authorized a share repurchase program for an aggregate purchase of up to $100.0 million of our common stock, excluding transaction costs. As of December 31, 2018, $44.3 million remained available for repurchase under this plan. A two-year time limit has been set for the completion of this program, expiring August 2, 2019.

Performance Graph

The following stock price performance graph should not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Exchange Act or the Securities Act of 1933, as amended, except to the extent that we specifically incorporate this information by reference and shall not otherwise be deemed filed under such acts.

The following stock performance graph compares, for the period December 31, 2013 through December 31, 2018, the cumulative total stockholder returns for AMC’s common stock, the Standard & Poor’s Corporation Composite 500 Index and a self-determined peer group consisting of Cinemark Holdings, Inc. (CNK) and IMAX Corporation (IMAX) (“2018 Peer Group”). Prior to 2018 this peer group included Regal Entertainment Group (“Regal”) (“2017 Peer Group”). Regal was acquired in 2018 and is no longer a publicly traded company. With the loss of Regal as a publicly traded company in our peer group, we determined to add IMAX Corporation (IMAX) to our peer group in 2018.  Measurement points are the last trading day for each month ended December 31, 2013 through December 31, 2018. The graph assumes that $100.00 was invested on December 31, 2013 in our common stock and in our peer group and in the Standard & Poor’s Corporation Composite 500 Index and assumes reinvestment of any dividends.

The stock price performance below is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among AMC Entertainment Holdings, Inc., the S&P 500 Index, and a 2017 Peer Group and 2018 Peer Group

*$100 invested on December 31, 2013 in stock or in index, including reinvestment of dividends.

Fiscal year ended December 31.

Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/13	3/14	6/14	9/14	12/14
AMC Entertainment Holdings, Inc.	100.00	118.00	122.10	113.81	130.62
S&P 500	100.00	101.81	107.14	108.34	113.69
2017 Peer Group	100.00	87.78	107.84	104.54	110.03
2018 Peer Group	100.00	89.46	103.96	100.61	108.24

		3/15	6/15	9/15	12/15
AMC Entertainment Holdings, Inc.		178.08	155.03	128.22	123.16
S&P 500		114.77	115.09	107.68	115.26
2017 Peer Group		140.22	125.76	102.42	106.14
2018 Peer Group		131.22	129.74	106.87	111.39

		3/16	6/16	9/16	12/16
AMC Entertainment Holdings, Inc.		144.75	143.77	162.95	177.42
S&P 500		116.82	119.68	124.29	129.05
2017 Peer Group		114.70	117.63	124.37	125.48
2018 Peer Group		111.48	111.40	115.14	118.79

		3/17	6/17	9/17	12/17
AMC Entertainment Holdings, Inc.		166.94	121.79	79.88	83.22
S&P 500		136.88	141.10	147.42	157.22

2017 Peer Group	146.04	128.89	121.21	117.49
2018 Peer Group	135.17	109.59	105.40	103.60

	3/18	6/18	9/18	12/18
AMC Entertainment Holdings, Inc.	78.42	89.97	126.07	76.58
S&P 500	156.03	161.38	173.83	150.33
2017 Peer Group	128.09	120.40	139.15	124.96
2018 Peer Group	105.65	104.29	120.78	103.25

Item 6.  Selected Financial Data.

	Year Ended
	December 31,
(In millions, except operating data)	2018	2017	2016	2015	2014
Statement of Operations Data:
Revenues:
Admissions	$3,385.0	$3,229.5	$2,049.4	$1,892.0	$1,765.4
Food and beverage	1,671.5	1,548.4	1,019.1	910.1	797.7
Other revenue	404.3	301.3	167.4	144.8	132.3
Total revenues	5,460.8	5,079.2	3,235.9	2,946.9	2,695.4
Operating Costs and Expenses:
Film exhibition costs	1,710.2	1,604.3	1,089.5	1,021.4	934.3
Food and beverage costs	270.9	252.1	142.2	128.6	112.0
Operating expense, excluding depreciation and amortization below	1,654.7	1,548.0	873.5	795.7	733.3
Rent	797.8	794.4	505.5	467.8	455.2
General and administrative:
Merger, acquisition and transactions costs(1)	31.3	63.0	47.9	3.4	1.2
Other, excluding depreciation and amortization below(2)	179.3	133.2	90.0	76.4	68.4
Depreciation and amortization	537.8	538.6	268.2	233.0	216.3
Impairment of long-lived assets	13.8	43.6	5.5	1.7	3.1
Operating costs and expenses	5,195.8	4,977.2	3,022.3	2,728.0	2,523.8
Operating income	265.0	102.0	213.6	218.9	171.6
Other expense (income)(3)	(108.1)	(1.5)	0.3	(7.5)	(11.8)
Interest expense:
Corporate borrowings	262.3	231.6	110.7	96.8	111.0
Capital and financing lease obligations	38.5	42.4	10.8	9.2	9.9
Non-cash NCM exhibitor services agreement(4)	41.5	—	—	—	—
Equity in (earnings) losses of non-consolidated entities(5)	(86.7)	185.2	(47.7)	(37.1)	(26.6)
Investment expense (income)(6)	(6.2)	(22.6)	(10.2)	(6.1)	(8.2)
Earnings (loss) from continuing operations before income taxes	123.7	(333.1)	149.7	163.6	97.3
Income tax provision (benefit)(7)	13.6	154.1	38.0	59.7	33.5
Earnings (loss) from continuing operation	110.1	(487.2)	111.7	103.9	63.8
Gain (loss) from discontinued operations, net of income tax provision	—	—	—	—	0.3
Net earnings (loss)	$110.1	$(487.2)	$111.7	$103.9	$64.1
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.91	$(3.80)	$1.13	$1.06	$0.65
Gain from discontinued operations	—	—	—	—	0.01
Basic earnings (loss) per share	$0.91	$(3.80)	$1.13	$1.06	$0.66
Average shares outstanding (thousands) — Basic	120,621	128,246	98,838	97,963	97,506
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.41	$(3.80)	$1.13	$1.06	$0.65
Gain from discontinued operations	—	—	—	—	0.01
Diluted earnings (loss) per share	$0.41	$(3.80)	$1.13	$1.06	$0.66
Average shares outstanding (thousands) — Diluted	130,105	128,246	98,872	98,029	97,700
Dividends declared per basic and diluted common share	$2.35	$0.80	$0.80	$0.80	$0.60

	Year Ended
	December 31,
(In millions, except operating data)	2018	2017	2016	2015	2014
Balance Sheet Data (at period end):
Cash and equivalents	$313.3	$310.0	$207.1	$211.3	$218.2
Corporate borrowings	4,722.9	4,235.3	3,761.0	1,912.9	1,782.4
Other long-term liabilities	963.1	903.8	706.6	462.6	419.7
Capital and financing lease obligations	560.3	651.4	675.4	101.9	109.3
Stockholder’s equity	1,397.6	2,112.4	2,009.7	1,538.7	1,512.7
Total assets	9,495.8	9,805.9	8,641.8	5,088.3	4,755.2
Other Data:
Net cash provided by operating activities	$523.2	$537.4	$431.7	$467.5	$297.3
Capital expenditures	(576.3)	(626.8)	(421.7)	(333.4)	(270.7)
Screen additions	89	96	17	23	29
Screen acquisitions	39	736	5,201	410	36
Screen dispositions	211	258	38	14	33
Construction openings (closures), net	5	37	(48)	60	(48)
Average screens—continuing operations(8)	10,696	10,675	5,592	4,933	4,871
Number of screens operated	11,091	11,169	10,558	5,426	4,947
Number of theatres operated	1,006	1,014	906	387	346
Screens per theatre	11.0	11.0	11.7	14.0	14.3
Attendance (in thousands)—continuing operations(8)	358,901	346,763	215,145	196,902	187,241

(1)

Merger, acquisition and transactions costs relate to expenses incurred in connection with the Carmike (acquired December 2016), Odeon (acquired November 2016) and Nordic (acquired March 2017) acquisitions. The year ended December 31, 2018 includes the write-off of $8.0 million of deferred costs related to an Odeon proposed public offering and $6.3 million of expense related to an arbitration ruling on a pre-acquisition date rent dispute for Odeon. During the year ended December 31, 2017, merger, acquisition and transactions costs includes $22.6 million of expense for NCM common units surrendered as a part of the exclusivity waiver with NCM in connection with the Department of Justice (“DOJ”) Final Judgment (“Final Judgment”). During the year ended December 31, 2016, merger, acquisition and transactions costs includes a $10.0 million management transaction bonus financed by a capital contribution from Wanda and related to the successful completion of the Odeon and Carmike acquisitions during 2016.

(2)

During the year ended in December 31, 2018, other general and administrative expense included a settlement of litigation of $5.7 million, and stock-based compensation expense of $14.9 million. During the ended December 31, 2017, other general and administrative expense included a stock-based compensation expense of $5.7 million. During the year ended December 31, 2016, other general and administrative expense included a settlement of litigation of $7.0 million and stock-based compensation expense of $6.8 million. During the year ended December 31, 2015, other general and administrative expense included stock-based compensation expense of $10.5 million and a net periodic benefit credit of $18.1 million related to the termination of our post-retirement health benefit plan. During the year ended December 31, 2014, other general and administrative expense included stock-based compensation expense of $11.3 million.

(3)

During the year ended December 31, 2018, other income of $108.1 million is primarily due to $66.4 million of income for the derivative liability related to the embedded conversion feature for the Convertible Notes due 2024 and $45.0 million of income for the derivative asset related to the contingent call option for the cancellation of additional shares of Class B common stock in the Stock Purchase and Cancellation Agreement with Wanda. During the year ended December 31, 2015, we recorded a loss on extinguishment related to the redemption of the Notes due 2020 of approximately $9.3 million and a loss on the modification of the Senior Secured Credit Facility of $1.4 million. During the year ended December 31, 2014, we redeemed our Notes due 2019 resulting in a net gain of $8.4 million. See Note 8 – Corporate Borrowings and Capital and Financing Lease Obligations in the Notes to Consolidated Financial Statements under Part II, Item 8, hereof for further information regarding the derivative liability related to the embedded conversion feature and the call option for the cancellation of additional shares of Class B common stock.

(4)

Non-cash NCM exhibitor services agreement includes a significant financing component due to the significant length of time between receiving the non-cash consideration and fulfilling the performance obligation. We received the non-cash consideration in the form of common membership units from NCM, in exchange for rights to exclusive access to our theatre screens and attendees through February 2037. Upon adoption of ASC 606, our advertising revenues have significantly increased with a similar offsetting increase in non-cash interest expense.

(5)

Equity in earnings for the year ended December 31, 2018 includes a $28.9 million gain on the sale of all of our remaining interest in NCM and a $30.1 million gain related to the Screenvision merger. During the year ended December 31, 2017, we recorded non-consolidated entity impairment losses and losses on dispositions of our NCM ownership interests of approximately $230.7 million.

(6)

Investment expense (income) includes a gain on sale of Open Road of $17.2 million during the year ended December 31, 2017. Investment expense (income) includes a gain on sale of our shares in RealD, Inc. of $3.0 million during the year ended December 31, 2016.

(7)

During the year ended December 31, 2017 we recorded the impact of the change in enacted Federal tax rates in our U.S. jurisdictions of $88.6 million and the impact of a full valuation allowance on our deferred income taxes in U.S. jurisdictions of $221.6 million, for an aggregate charge of approximately $310.0 million in the fourth quarter of 2017. The Company estimates that it will have no liability for deemed repatriation of foreign earnings. During the year ended December 31, 2016 we recorded a $19.2 million income tax benefit related to favorable resolutions of uncertain tax positions with authorities.

(8)	Includes consolidated theatres only.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the consolidated audited financial statements of AMC Entertainment Holdings, Inc. (“AMC”) included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions relating to these statements.

Overview

AMC is the world’s largest theatrical exhibition company and an industry leader in innovation and operational excellence. We operate theatres in 15 countries and are the market leader in nine of those. In the United States, AMC has the #1 market share in the top two markets, New York and Los Angeles.

Our theatrical exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs® customer frequency membership program, rental of theatre auditoriums, income from gift card and exchange ticket sales, on-line ticketing fees and arcade games located in theatre lobbies. As of December 31, 2018, we owned, operated or had interests in 1,006 theatres and 11,091 screens.

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

During the 2018 calendar year, films licensed from our seven largest distributors based on revenues accounted for approximately 90% of our U.S. admissions revenues. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor’s films in any given year.

Our revenues are dependent upon the timing and popularity of film releases by distributors. The most marketable films have historically been released during the summer and the calendar year-end holiday seasons. Our results of operations may vary significantly from quarter to quarter and from year to year based on the timing and popularity of film releases.

AMC Movie Screens

During the year ended December 31, 2018, we opened 11 new theatres with a total of 89 screens, acquired 4 theatres with 39 screens, permanently closed 211 screens, temporarily closed 514 screens and reopened 519 screens to implement our strategy to install consumer experience upgrades.

As of December 31, 2018, we had 5,411 3D enabled screens, including 216 IMAX®, and 112 other Premium Large Format (“PLF”) screens; approximately 49% of our screens were 3D enabled screens, including IMAX® 3D enabled screens, and approximately 2% of our screens were IMAX® 3D enabled screens. The following table identifies the upgrades to our theatre circuit during the periods indicated:

	Number of	Number of
	Screens As of	Screens As of
Format	December 31, 2018	December 31, 2017
Digital	11,091	11,169
3D enabled	5,411	5,471
IMAX® (3D enabled)	216	209
Dolby CinemaTM at AMC	127	89
Other PLF (3D enabled)	112	99
Dine-in theatres	437	430
Premium seating	3,279	2,631

As of December 31, 2018, AMC is the largest IMAX® exhibitor in the U.S. with a 51% market share, and each of our IMAX® local installations is protected by geographic exclusivity. As of December 31, 2018, our IMAX® screen count is 99% greater than our closest competitor. We believe that we have had considerable success with our IMAX® partnership.

As of December 31, 2018, we have 127 fully operational Dolby Cinema™ at AMC screens in the U.S. In August 2016, we announced the acceleration of our Dolby Cinema™ at AMC deployment. We expect to have 140 Dolby Cinema™ at AMC screens operational by the end of 2019.

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

Recliner seating is the key feature of theatre renovations. We believe that maximizing comfort and convenience for our customers will be increasingly necessary to maintain and improve our relevance. These renovations, in conjunction with capital contributions from our landlords, involve stripping theatres to their basic structure in order to replace finishes throughout, upgrade the sight and sound experience, install modernized points of sale and, most importantly, replace traditional theatre seats with plush, electric recliners that allow customers to deploy a leg rest and fully recline at the push of a button. The renovation process typically involves losing up to two-thirds of a given auditorium’s seating capacity. For an industry historically focused on quantity, this reduction in seating capacity could be viewed as counter-intuitive and harmful to revenues. However, the quality improvement in the customer experience is driving a 42% increase in attendance on average at these locations in their first-year post renovation. Our customers have responded favorably to the significant personal space gains from ample row depths, ability to recline or stretch their legs, extra-wide pillowed chaise and oversized armrests. The reseated theatres attract more midweek audiences than normal theatres and tend to draw more adults who pay higher ticket prices than teens or young children. Upon reopening a remodeled theatre, we typically increase the ticket price to reflect that enhanced consumer experience. Additionally, remodeled theatres tend to draw more adults who pay higher ticket prices than teens or young children, as well as more customers who upgrade their tickets to premium formats.

As of December 31, 2018, we now feature recliner seating in approximately 345 theatres, including Dine-in-Theatres, totaling approximately 3,279 screens. By the end of 2019, we expect to convert an additional 600 screens to recliner seating.

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

To address recent consumer trends, we have expanded our menu of enhanced food and beverage products to include made-to-order drinks and meals, customized coffee, healthy snacks, premium beers, wine and mixed drinks, flatbread pizzas, more varieties of hot dogs, four flavors of popcorn and other menu items. The costs of these conversions in some cases are partially covered by investments from the theatre landlord. We currently operate 29 Dine-In Theatres that deliver chef-inspired menus with seat-side or delivery service to luxury recliners with tables. Our recent Dine-In Theatre concepts are designed to capitalize on the latest food service trend, the fast casual eating experience.

AMC Stubs®

AMC Stubs® is a customer loyalty program for our U.S. markets which allows members to earn rewards, receive discounts and participate in exclusive members-only offerings and services. It features both a traditional paid tier called AMC Stubs PremiereTM and a non-paid tier called AMC Stubs InsiderTM. Both programs reward loyal guests for their patronage of AMC Theatres.

On June 20, 2018, we announced the launch of AMC Stubs® A-List, a new tier of our AMC Stubs® loyalty program. This program offers guests admission to movies at AMC up to three times per week including multiple movies per day and repeat visits to already seen movies for $19.95 to $23.95 per month depending upon geographic market.

AMC Stubs® A-List also includes premium offerings including IMAX®,  Dolby Cinema™ at AMC, RealD, Prime and BigD. AMC Stubs® A-List members can book tickets on-line in advance and select specific seats at AMC Theatres with reserved seating.

As of December 31, 2018, we had more than 17,300,000 active member households in the AMC Stubs® program. Our AMC Stubs® members represented approximately 35.4% of our attendance during 2018 with members generating 1.9x the revenue of non-members. Our much larger database of identified movie-goers also provides us with additional insight into our customers’ movie preferences, and this enables us to have both a larger and a more targeted marketing effort to support our Hollywood studio partners.

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

Significant Events

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

On June 18, 2018, the Company entered into two Unit Purchase Agreements (the “Agreements”) with each of Regal and Cinemark pursuant to which Regal and Cinemark each separately agreed to purchase 10,738,740 common units of NCM at a sales price of $7.30 per unit and aggregate consideration of approximately $156.8 million (the “Sales”). The Sales closed on July 5, 2018. Following the closing of the Sales, the Company no longer owns any shares of common stock in NCM, Inc. or common units in NCM. NCM consented to the Sales and waived its rights under the memorandum of understanding that provided the Company would not reduce its combined ownership of NCM and NCM, Inc. below 4.5%. We recorded a gain on sale of $28.9 million during the year ended December 31, 2018.

Screenvision Merger.  On May 30, 2018, Screenvision entered into an Agreement and Plan of Merger which resulted in a change of control in Screenvision. We received distributions and merger consideration of $45.9 million on July 2, 2018 upon consummation of the merger and retain a 18.4% common membership interest in Screenvision on a fully diluted basis. We reduced the carrying value of our investment in Screenvision to $0 and recorded equity in earnings for the excess distribution of $30.1 million during the year ended December 31, 2018.

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

Senior Unsecured Convertible Notes due 2024: On September 14, 2018, we issued $600.0 million aggregate principal amount of our 2.95% Senior Unsecured Convertible Notes due 2024. The Convertible Notes due 2024 mature on September 15, 2024, subject to earlier conversion by the holders thereof, repurchase by AMC at the option of the holders or redemption by AMC upon the occurrence of certain contingencies, as discussed below. Upon maturity, the $600.0 million principal amount of the Convertible Notes due 2024 will be payable in cash. We will pay interest in cash on the Convertible Notes due 2024 at 2.95% per annum, semi-annually in arrears on September 15th and March 15th, commencing on March 15, 2019. We used the net proceeds from the sale of the Convertible Notes due 2024 to repurchase and retire 24,057,143 shares of Class B common stock held by Wanda for $17.50 per share or approximately $421.0 million, associated legal fees of $2.6 million, and to pay a special dividend of $1.55 per share of Class A common stock and Class B common stock, or approximately $160.5 million on September 28, 2018 to shareholders of record on September 25, 2018. See Note 8 – Corporate Borrowings and Capital and Financing Lease Obligations in the Notes to Consolidated Financial Statements under Part II, Item 8, hereof for further information on the terms of the Convertible Notes due 2024.

AMC Shares Repurchased from Wanda: Using proceeds from the Convertible Notes due 2024, we repurchased 24,057,143 shares at a price of $17.50 per share or $421.0 million and associated legal fees of $2.6 million. As of December 31, 2018, Wanda owns 50.01% of AMC through its 51,769,784 shares of Class B common stock. With the 3 to 1 voting rights of Class B common shares, Wanda retains voting control of AMC.

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

Financing Activities.  In 2017, we amended our Senior Secured Credit Agreement to reduce margins and increase the revolving loan commitment. We also incurred additional indebtedness in connection with our acquisitions. See “Liquidity and Capital Resources” below and Note 8 – Corporate Borrowings and Capital and Financing Obligations in the Notes to Consolidated Financial Statements under Part II, Item 8, hereof for further information.

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

NCM Agreement.  We recorded in the line item, Equity in (earnings) loss of non-consolidated entities, an other-than-temporary impairment charge of $204.5 million in the year ended December 31, 2017, to reduce the carrying value of our equity interests in NCM, Inc. common shares and NCM common units to Level 1 fair value as of June 30, 2017. The other-than-temporary impairment charge reflects recording our units and shares at the publicly quoted per share price on June 30, 2017, of $7.42 based on our determination that the decline in the price per share during the respective quarter was other than temporary. Our equity interests in common shares and common units had been in an unrealized loss position for approximately three months at June 30, 2017. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment. Consideration was given to financial condition and near-term prospects of the issuer and ability to retain the equity interests in the issuers for a period of time sufficient to allow for any anticipated recovery in market value.

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

Odeon and UCI Cinemas Holdings Limited.  In November 2016, we completed the acquisition of Odeon for cash and stock. The purchase price for Odeon was $637.1 million, comprised of cash of $480.3 million and 4,536,466 shares of Class A common stock with a fair value of $156.7 million (based on a closing sale price of $34.55 per share on November 29, 2017). In addition, we repaid indebtedness of Odeon of approximately $593.2 million at closing. As of December 31, 2016, Odeon operated 245 theatres with 2,249 screens in four major markets: United Kingdom, Spain, Italy and Germany; and two smaller markets: Portugal and Ireland, and is included within our International markets segment. We expect to realize approximately $10.0 million of synergies and cost savings related to this acquisition as a result of purchasing and procurement economies of scale.

RealD Inc.  We sold 1,222,780 shares of common stock in RealD Inc. during the year ended December 31, 2016 and recognized a gain on sale of $3.0 million.

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

Dividends.  The following is a summary of dividends and dividend equivalents declared to stockholders:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 28, 2018	March 12, 2018	March 26, 2018	$0.20	$26.0
May 3, 2018	June 11, 2018	June 25, 2018	0.20	26.0
July 24, 2018	September 10, 2018	September 24, 2018	0.20	25.8
September 14, 2018	September 25, 2018	September 28, 2018	1.55	162.9
November 1, 2018	December 10, 2018	December 26, 2018	0.20	21.2
February 14, 2017	March 13, 2017	March 27, 2017	0.20	26.2
April 27, 2017	June 5, 2017	June 19, 2017	0.20	26.5
August 3, 2017	September 11, 2017	September 25, 2017	0.20	26.5
October 27, 2017	December 4, 2017	December 18, 2017	0.20	25.9

Special Dividend: On September 14, 2018, our Board of Directors declared a special cash dividend in the amount of $1.55 per share of Class A and Class B common stock, payable on September 28, 2018 to stockholders of record on September 25, 2018.

During the years ended December 31, 2018, December 31, 2017 and December 31, 2016, we paid dividends and dividend equivalents of $258.1 million, $104.6 million and $79.6 million, respectively. At December 31, 2018, December 31, 2017 and December 31, 2016, we accrued $4.0 million, $1.1 million and $0.5 million, respectively, for the remaining unpaid dividends.

On February 15, 2019, we declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on March 25, 2019 to stockholders of record on March 11, 2019.

Stock Repurchases.  On August 3, 2017, we announced that our Board of Directors had approved a $100.0 million share repurchase program to repurchase our Class A common stock over a two-year period.

Repurchases may be made at management's discretion from time to time through open-market transactions including block purchases, through privately negotiated transactions, or otherwise until August 2019 in accordance with all applicable securities laws and regulations. The extent to which AMC repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements, and other corporate considerations, as determined by AMC’s management team. Repurchases may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when our management might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate us to repurchase any minimum dollar amount or number of shares and may be suspended for periods or discontinued at any time. During the year ended December 31, 2018, we repurchased 500,000 shares of Class A common stock at a cost of $8.2 million. As of December 31, 2018, we had $44.3 million remaining available for repurchases under this plan.

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

All of our significant accounting policies are discussed in Note 1 – The Company and Significant Accounting Policies to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Derivative Asset and Liability.  We remeasure the derivative asset related to our contingent call option to acquire shares of our Class B Common Stock at no additional cost and the derivative liability related to the conversion feature in our Convertible Notes due 2024 at fair value each reporting period with changes in fair value recorded in the consolidated statement of operations.  We have obtained independent third-party valuation studies to assist us in determining fair value.  Our valuation studies use a Monte Carlo simulation approach and are based on significant inputs not observable in the market and thus represent level 3 measurements within the fair value measurement hierarchy.  Our common stock price at the end of each reporting period as well as the remaining amount of time until expiration for the contingent call option and conversion feature are key inputs for the estimation of fair value that are expected to change each reporting period. We recorded other income related to increases in our derivative asset fair value of $45.0 million and other income related to decreases in our derivative liability fair value of $66.4 million during the year ended December 31, 2018. We expect there will be future changes in fair value for our derivative asset and liability and that the related amounts recorded as income or expense may be material. See Note 8 – Corporate Borrowings and Capital and Financing Lease Obligations, Note 9 – Stockholders’ Equity, and Note 15 – Fair Value Measurements in the Notes to Consolidated Financial Statements under Part II, Item 8 hereof.

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

We have recorded impairment charges primarily related to long-lived assets of $13.8 million, $43.6 million, and $5.5 million during the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively. There are a number of estimates and significant judgments that are made by management in performing these impairment evaluations. Such judgments and estimates include estimates of future revenues, cash flows, capital expenditures, and the cost of capital, among others. We believe we have used reasonable and appropriate business judgments. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy. These estimates determine whether impairments have been incurred, and quantify the amount of any related impairment charge. Given the nature of our business and our recent history, future impairments are possible and they may be material, based upon business conditions that are constantly changing and the competitive business environment in which we operate.

During the fourth quarter of 2018, we recognized non-cash impairment losses of $13.8 million on 13 theatres in the U.S. markets with 150 screens (in Alabama, Arkansas, California, Colorado, Georgia, Iowa, Kentucky, Michigan, North Dakota, Ohio, Pennsylvania, Tennessee, and Wyoming) and on 15 theatres in the International markets with 118 screens (in Italy, Spain, and United Kingdom). During the fourth quarter of 2017, we recorded impairment charges of $43.6 million on 12 theatres in the U.S. markets with 179 screens (in Illinois, Texas, Virginia, Michigan, Oklahoma, New York and Maryland).

Goodwill.  We evaluate goodwill for impairment annually as of the beginning of the fourth fiscal quarter or more frequently as specific events or circumstances dictate. Based on declines during 2018 in the operating results of our International markets which include the Odeon Theatres and Nordic Theatres reporting units, we performed a step 1 quantitative goodwill impairment test as of October 1, 2018. We believe the decline in operating results compared to the prior year and our budget for 2018 was precipitated by poor box office performance during 2018 in our International markets.

The impairment test for goodwill involves estimating the fair value of the reporting unit and comparing that value to its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, the difference is recorded as a goodwill impairment charge, not to exceed the total amount of goodwill allocated to that reporting unit.

We determined the fair value of our two reporting units in our International markets (Odeon Theatres and Nordic Theatres) by using an enterprise valuation methodology and an equally weighted combination of the income approach which utilizes discounted cash flows and the market approach which utilizes market comparable multiples of cash flows.  There was considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in estimating fair value, which are classified as Level 3 in the fair value hierarchy. The income approach provides an estimate of fair value by measuring estimated annual cash flows over a discrete projection period and applying a present value discount rate to the cash flows. The present value of the cash flows is then added to the present value equivalent of the residual value of the business to arrive at an estimated fair value of the reporting units. The residual value represents the present value of the projected cash flows beyond the discrete projection period. The discount rates were determined using a rate of return deemed appropriate for the risk of achieving the projected cash flows. The market approach used cash flow multiples based on a comparison of growth and profitability of the reporting units and publicly traded peer companies and a 25% control premium based on analysis of comparable transactions.

Key rates used in the income and market approach were as follows:

	Odeon	Nordic
	Theatres	Theatres
Description	October 1, 2018
Weighted average cost of capital/discount rate	10.5%	8.5%
Long-term growth rate	2.0%	2.0%
Control premium	25%	25%
Selected cash flow multiple	10.5 x	11.0 x

The fair value of the Odeon Theatres and Nordic Theatres reporting units exceeded their carrying values by approximately 24.1%, and 2.9%, respectively. Accordingly, there was no goodwill impairment recorded as of October 1, 2018.

Prior to completing the goodwill impairment test, we tested the recoverability of long-lived assets and indefinite-lived intangible assets in our International markets, and we recorded an impairment charge of $5.7 million during the year ended December 31, 2018 related to Property, net at our Odeon Theatres.

While the fair values of our reporting units exceed the carrying values at the present time, the performance of the reporting units may require continued improvement in future periods to sustain their carrying values. Continued declines in the operating performance of our International markets or declines in the trading price of our Class A common stock and/or small changes in certain key input assumptions could have a significant impact on estimated fair value, and therefore, a future impairment could result for a portion of the goodwill, long-lived assets or intangible assets. For illustrative purposes, the following table presents the percentages at which estimated fair value exceeds (less than) the carrying value assuming hypothetical changes in key assumptions for the income approach and market approach:

			% Fair Value
	Carrying		Exceeds	Increase In	Decrease in	Decrease in	Decrease in
	Value	Estimated Fair	Carrying Value	WACC	Growth Rate	Control Premium	Multiple
	of Equity	Value of Equity	of Equity	0.50%	0.50%	5.00%	0.5 x
Odeon Theatres	$543.6	$674.8	24.1%	13.6%	16.0%	21.9%	17.3%
Nordic Theatres	690.2	710.4	2.9%	-1.9%	-0.7%	0.9%	0.5%
Total	$1,233.8	$1,385.2	12.3%

Given the temporary decline in our stock price as of December 31, 2018, we considered if that circumstance would require a further evaluation of impairment in any of our reporting units. We have considered the potential for changes in projected financial information from our quantitative analysis as of October 1, 2018. We have also observed improved operating performance compared to the prior year and budget for the three months ended December 31, 2018. Therefore, we did not perform a step 1 quantative analysis as of December 31, 2018.

If the performance of our International markets further declines from current levels, or if other events or circumstances change that would more likely than not reduce the fair value of our reporting units below their respective carrying value, all or a portion of our goodwill may be impaired in future periods. Examples of such adverse events or circumstances that could change include (i) an adverse change in macroeconomic conditions; (ii) increased cost factors that have a negative effect on our earnings and cash flows; (iii) negative or overall declining financial performance compared with our actual and projected results of relevant prior periods; and (iv) a sustained decrease in our share price resulting in an estimated fair value of our equity that is less than the carrying value of our equity. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

Income and operating taxes. Income and operating taxes are inherently difficult to estimate and record. This is due to the complex nature of the U.S. and International tax codes and also because our returns are routinely subject to examination by government tax authorities, including federal, state and local officials. Most of these examinations take place a few years after we have filed our tax returns. Our tax audits in many instances raise questions regarding our tax filing positions, the timing and amount of deductions claimed and the allocation of income among various tax jurisdictions. At December 31, 2018, our federal income tax loss carry forward of approximately $212.8 million, which will begin to expire in 2019, our state income tax loss carryforwards of $243.5 million, which may be used over various periods ranging from 1 to 20 years, and our foreign income tax loss carryforwards of $652.6 million, which all but $6.8 million can be used indefinitely, requires us to estimate the amount of carry forward losses that we can reasonably be expected to realize. During 2017, we recorded the impact of the change in the U.S. enacted federal income tax rate from 35% to 21% which reduced our deferred tax assets. During 2017, we also determined that realization of our deferred tax assets in the U.S. tax jurisdictions was not more likely than not, primarily as a result of cumulative net losses recorded for three years and we recorded a full valuation allowance for our deferred tax assets. As a result of the change in enacted tax rate and recording a full valuation allowance for our deferred tax assets, we recorded a charge to income tax provision in 2017 of approximately $310.0 million. Future changes in conditions and in the tax code may change these strategies and thus change the amount of carry forward losses that we expect to realize and the amount of valuation allowances we have recorded. Accordingly future reported results could be materially impacted by changes in tax matters, positions, rules and estimates and these changes could be material. See Note 10 – Income Taxes in the Notes to Consolidated Financial Statements under Part II, Item 8, hereof for further information.

Operating Results

The following table sets forth our revenues, operating costs and expenses attributable to our theatrical exhibition operations. Reference is made to Note 16 – Operating Segments to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information therein:

	Year Ended
(In millions)	December 31, 2018	December 31, 2017	December 31, 2016
Revenues
Admissions	$3,385.0	$3,229.5	$2,049.4
Food and beverage	1,671.5	1,548.4	1,019.1
Other theatre	404.3	301.3	167.4
Total revenues	5,460.8	5,079.2	3,235.9
Operating Costs and Expenses
Film exhibition costs	1,710.2	1,604.3	1,089.5
Food and beverage costs	270.9	252.1	142.2
Operating expense, excluding depreciation and amortization below	1,654.7	1,548.0	873.5
Rent	797.8	794.4	505.5
General and administrative:
Merger, acquisition and transaction costs	31.3	63.0	47.9
Other, excluding depreciation and amortization below	179.3	133.2	90.0
Depreciation and amortization	537.8	538.6	268.2
Impairment of long-lived assets	13.8	43.6	5.5
Operating costs and expenses	5,195.8	4,977.2	3,022.3
Operating income (loss)	265.0	102.0	213.6
Other expense (income):
Other (income) expense	(108.1)	(1.5)	0.3
Interest expense:
Corporate borrowings	262.3	231.6	110.7
Capital and financing lease obligations	38.5	42.4	10.8
Non-cash NCM exhibitor service agreement	41.5	—	—
Equity in (earnings) loss of non-consolidated entities (1)	(86.7)	185.2	(47.7)
Investment income	(6.2)	(22.6)	(10.2)
Total other expense	141.3	435.1	63.9
Loss before income taxes	123.7	(333.1)	149.7
Income tax provision (benefit)	13.6	154.1	38.0
Net earnings (loss)	$110.1	$(487.2)	$111.7

	Year Ended
Operating Data:	December 31, 2018	December 31, 2017	December 31, 2016
Screen additions	89	96	17
Screen acquisitions	39	736	5,201
Screen dispositions	211	258	38
Construction openings (closures), net	5	37	(48)
Average screens (1)	10,696	10,675	5,592
Number of screens operated	11,091	11,169	10,558
Number of theatres operated	1,006	1,014	906
Screens per theatre	11.0	11.0	11.7
Attendance (in thousands) (1)	358,901	346,763	215,145

(1)Includes consolidated theatres only.

Segment Operating Results

	U.S. Markets			International Markets			Consolidated
	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
(In millions)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Revenues
Admissions	$2,441.5	$2,330.9	$1,972.7	$943.5	$898.6	$76.7	$3,385.0	$3,229.5	$2,049.4
Food and beverage	1,321.2	1,220.1	991.1	350.3	328.3	28.0	1,671.5	1,548.4	1,019.1
Other theatre	250.5	172.5	153.2	153.8	128.8	14.2	404.3	301.3	167.4
Total revenues	4,013.2	3,723.5	3,117.0	1,447.6	1,355.7	118.9	5,460.8	5,079.2	3,235.9
Operating Costs and Expenses
Film exhibition costs	1,323.1	1,224.7	1,055.7	387.1	379.6	33.8	1,710.2	1,604.3	1,089.5
Food and beverage costs	190.2	176.6	135.7	80.7	75.5	6.5	270.9	252.1	142.2
Operating expense, excluding depreciation and amortization below	1,162.2	1,100.6	837.8	492.5	447.4	35.7	1,654.7	1,548.0	873.5
Rent	584.4	594.0	493.9	213.4	200.4	11.6	797.8	794.4	505.5
General and administrative expense:
Merger, acquisition and transaction costs	16.8	58.3	47.1	14.5	4.7	0.8	31.3	63.0	47.9
Other, excluding depreciation and amortization below	112.6	83.8	86.0	66.7	49.4	4.0	179.3	133.2	90.0
Depreciation and amortization	384.0	404.2	256.1	153.8	134.4	12.1	537.8	538.6	268.2
Impairment of long-lived assets	8.1	43.6	5.5	5.7	—	—	13.8	43.6	5.5
Operating costs and expenses	3,781.4	3,685.8	2,917.8	1,414.4	1,291.4	104.5	5,195.8	4,977.2	3,022.3
Operating income (loss)	231.8	37.7	199.2	33.2	64.3	14.4	265.0	102.0	213.6
Other expense (income):
Other (income) expense	(108.7)	(1.0)	0.4	0.6	(0.5)	(0.1)	(108.1)	(1.5)	0.3
Interest expense:
Corporate borrowings	256.4	230.3	110.7	5.9	1.3	—	262.3	231.6	110.7
Capital and financing lease obligations	17.2	20.0	8.9	21.3	22.4	1.9	38.5	42.4	10.8
Non-cash NCM exhibitor service agreement	41.5	—	—	—	—	—	41.5	—	—
Equity in (earnings) loss of non-consolidated entities	(81.5)	187.9	(47.2)	(5.2)	(2.7)	(0.5)	(86.7)	185.2	(47.7)
Investment (income) expense	(6.2)	(23.1)	(10.2)	—	0.5	—	(6.2)	(22.6)	(10.2)
Total other expense	118.7	414.1	62.6	22.6	21.0	1.3	141.3	435.1	63.9
Earnings (loss) before income taxes	113.1	(376.4)	136.6	10.6	43.3	13.1	123.7	(333.1)	149.7
Income tax provision (benefit)	16.1	154.3	40.5	(2.5)	(0.2)	(2.5)	13.6	154.1	38.0
Net earnings (loss)	$97.0	$(530.7)	$96.1	$13.1	$43.5	$15.6	$110.1	$(487.2)	$111.7

	U.S. Markets			International Markets			Consolidated
	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Operating Data:
Screen additions	26	51	16	63	45	1	89	96	17
Screen acquisitions	31	53	2,958	8	683	2,243	39	736	5,201
Screen dispositions	172	218	38	39	40	—	211	258	38
Construction openings (closures), net	5	45	(48)	—	(8)	—	5	37	(48)
Average screens(1)	8,028	8,084	5,350	2,668	2,591	242	10,696	10,675	5,592
Number of screens operated	8,114	8,224	8,293	2,977	2,945	2,265	11,091	11,169	10,558
Number of theatres operated	637	649	660	369	365	246	1,006	1,014	906
Screens per theatre	12.7	12.7	12.6	8.1	8.1	9.2	11.0	11.0	11.7
Attendance (in thousands)(1)	255,736	240,974	205,611	103,165	105,789	9,534	358,901	346,763	215,145

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

	Year Ended
Adjusted EBITDA (1) (In millions)	December 31, 2018	December 31, 2017	December 31, 2016
U.S. markets (2)	$700.5	$610.0	$573.6
International markets	228.7	212.5	28.4
Total Adjusted EBITDA	$929.2	$822.5	$602.0

Adjusted EBITDA increased by $106.7 million or 13.0% during the twelve months ended December 31, 2018 compared to the twelve months ended December 31, 2017. Adjusted EBITDA in U.S. markets increased by $90.5 million or 14.8% primarily due to increases in attendance, increases in food and beverage per patron, decreases in rent expense related to a lease modification and increases in advertising revenues for the NCM ESA related to the adoption of ASC 606 offset by increases in G&A: Other, declines in average ticket price due to increased attendance for our A-list loyalty program and declines in cash distributions from equity method investees. Adjusted EBITDA in international markets increased $16.2 million or 7.6% primarily due to increases in attendance from the Nordic acquisition on March 28, 2017, increases in food and beverage per patron, offset by decreases in attendance at Odeon and declines in foreign currency translation rates.

	Year Ended
(In millions)	December 31, 2018	December 31, 2017	December 31, 2016
Net earnings (loss)	$110.1	$(487.2)	$111.7
Plus:
Income tax provision (benefit)	13.6	154.1	38.0
Interest expense	342.3	274.0	121.5
Depreciation and amortization	537.8	538.6	268.2
Impairment of long-lived assets	13.8	43.6	5.5
Certain operating expenses (1)	24.0	20.6	20.2
Equity in (earnings) loss of non-consolidated entities (2)	(86.7)	185.2	(47.7)
Cash distributions from non-consolidated entities (3)	35.2	45.4	40.1
Attributable EBITDA (4)	7.3	3.4	—
Investment income	(6.2)	(22.6)	(10.2)
Other expense (income) (5)	(108.2)	(1.3)	—
General and administrative — unallocated:
Merger, acquisition and transaction costs (6)	31.3	63.0	47.9
Stock-based compensation expense (7)	14.9	5.7	6.8
Adjusted EBITDA	$929.2	$822.5	$602.0

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

(2)

During the year ended December 31, 2018, we recorded equity in earnings related to our sale of all remaining NCM units of $28.9 million and a gain of $30.1 million related to the Screenvision merger. Equity in earnings of non-consolidated entities also includes loss on the surrender (disposition) of a portion of our investment in NCM of $1.1 million during the year ended December 31, 2018. Equity in (earnings) loss of non-consolidated entities includes a lower of carrying value or fair value impairment loss of the held-for sale portion of our investment in NCM of $16.0 million for the year ended December 31, 2018. Equity in (earnings) loss of non-consolidated entities includes an other-than-temporary impairment charge of $208.0 million to reduce the carrying value of our investment in NCM to Level 1 fair value during the year ended December 31, 2017. An other-than-temporary impairment charge of $204.5 million was recorded on our units and shares at the publicly quoted per share price on June 30, 2017, of $7.42 and an other-than-temporary impairment charge of $3.5 million was recorded on our units and shares at the publicly quoted per share price on December 31, 2017 of $6.86, based on our determination that the decline in the price per share during the respective quarters was other than temporary. Equity in (earnings) loss of non-consolidated entities includes loss on the sale of a portion of our investment in NCM of $22.2 million during the year ended December 31, 2017.

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

	Year Ended
(In millions)	December 31, 2018	December 31, 2017	December 31, 2016
Equity in (earnings) loss of non-consolidated entities	$(86.7)	$185.2	$(47.7)
Less:
Equity in (earnings) loss of non-consolidated entities excluding international theatre JV's	(81.9)	187.0	(47.7)
Equity in earnings (loss) of International theatre JV's	4.8	1.8	—
Income tax provision	0.4	—	—
Investment income	(0.5)	—	—
Depreciation and amortization	2.6	1.6	—
Attributable EBITDA	$7.3	$3.4	$—

(5)

Other expense (income) for the year ended December 31, 2018 includes financing gains and financing related foreign currency transaction losses. During the year ended December 31, 2018, we recorded gain of $111.4 million as a result of a decrease in fair value of our derivative liability and an increase in fair value of our derivative asset for the Convertible Notes due 2024. Other income for the year ended December 31, 2017 includes $3.0 million financing related foreign currency transaction gains, partially offset by $1.3 million in fees relating to third-party fees related to the Third Amendment to our Senior Secured Credit Agreement, and a $0.4 million loss on the redemption of the Bridge Loan Facility.

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

Segment Information

Our historical results of operations for the years ended December 31, 2018, December 31, 2017, and December 31, 2016 reflect the results of operations for our two Theatrical Exhibition reportable segments, U.S. markets and International markets.

Prior to the acquisition of Odeon on November 30, 2016, we reported one operating segment, Theatrical Exhibition. Our results of operations for the years ended December 31, 2018 and December 31, 2017 include the acquisition of Nordic on March 28, 2017 and Odeon in our International markets segment.

Results of Operations—    For the Years Ended December 31, 2018 and December 31, 2017

Consolidated Results of Operations

Revenues.  Total revenues increased 7.5% or $381.6 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. Admissions revenues increased 4.8%, or $155.5 million during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to a 3.5% increase in attendance, and a 1.3% increase in average ticket price. The increase in attendance was primarily due to the popularity of films (for U.S. Markets) released as compared to the same period a year ago and the acquisition of Nordic on March 28, 2017 (for International Markets), partially offset by a lack of popular film product, temporary screen closures for theatre refurbishments and increased competition in International markets. The increase in average ticket price was primarily due to strategic pricing initiatives put in place over the last year, improvements in attendance and popularity of IMAX and other PLF premium content and declines in GBP foreign currency translation rates.

Food and beverage revenues increased 8.0%, or $123.1 million, during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to a 4.3% increase in food and beverage revenues per patron and the increase in attendance. Food and beverage revenues per patron increased as a result of our food and beverage initiatives including our Feature Fare menu that was introduced in 2017 and is available in 418 of our U.S. theatres, offering our guests a broader selection of items to choose from, price increases and declines in GBP foreign currency translation rates.

Total other theatre revenues increased 34.2%, or $103.0 million during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to increases in advertising revenues, ticket fees and income from gift cards and package tickets. The adoption of ASC 606 as of January 1, 2018 resulted in increases to revenue related to presenting third party ticket fees gross of $20.3 million and increases from non-cash NCM ESA interest, a significant financing component included in the transaction price of $41.8 million, offset by a $15.2 million reduction in NCM ESA principal amortization. Other revenues also increased due to the acquisition of Nordic. See Note 1 – The Company and Significant Accounting Policies for a further discussion of the increases in other revenues related to ASC 606.

Operating costs and expenses.  Operating costs and expenses increased 4.4%, or $218.6 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. Film exhibition costs increased 6.6%, or $105.9 million, during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 50.5% for the year ended December 31, 2018 and 49.7% for the year ended December 31, 2017.

Food and beverage costs increased 7.5%, or $18.8 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 16.2% for the year ended December 31, 2018 and 16.3% for the year ended December 31, 2017. Food and beverage gross profit per patron increased 4.4% and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 30.3% for the year ended December 31, 2018 and 30.5% for the year ended December 31, 2017. Rent expense increased 0.4%, or $3.4 million during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to the Nordic acquisition, partially offset by the modification of a theatre lease in the U.S. markets which reduced rent expense by $35.0 million and declines in foreign currency translation rates.

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $31.3 million during the year ended December 31, 2018 compared to $63.0 million during the year ended December 31, 2017, primarily due to expenses incurred in connection with the Carmike, Odeon and Nordic acquisitions in the prior year. The current year includes the write-off of $8.0 million of deferred costs related to an Odeon proposed public offering and $6.3 million of expense related to an arbitration ruling on a pre-acquisition date rent dispute for Odeon. The merger, acquisition and transaction costs are a corporate function primarily recorded in the U.S. markets operating segment.

In conjunction with the Carmike acquisition and the DOJ Final Judgment, we returned 1,807,220 additional NCM common units (valued at $22.6 million) in exchange for a waiver of exclusivity by NCM which resulted in $22.6 million of expense during the year ended December 31, 2017.

Other.  Other general and administrative expense increased $46.1 million during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to the acquisition of Nordic, increases in legal settlement fees, increases in bonus expense related to improved performance and increases in stock-based compensation expense.

Depreciation and amortization.  Depreciation and amortization decreased $0.8 million during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to the prior year impairment charges and adjustments to the estimated fair value of property, net acquired in the Carmike acquisition and declines in foreign currency translation rates, partially offset by depreciation on capital expenditures of $576.3 million during the year ended December 31, 2018 and $626.7 million during the year ended December 31, 2017 and the acquisition of Nordic in 2017.

Impairment of long-lived assets.  During the year ended December 31, 2018 we recognized non-cash impairment losses of $8.1 million on 13 theatres in the U.S. markets with 150 screens (in Alabama, Arkansas, California, Colorado, Georgia, Iowa, Kentucky, Michigan, North Dakota, Ohio, Pennsylvania, Tennessee, and Wyoming) which were related to property, net and $5.7 million on 15 theatres in the International markets with 118 screens (in Italy, Spain, and United Kingdom) which were related to property, net. During the year ended December 31, 2017 we recognized non-cash impairment losses of $43.6 million on 12 theatres in the U.S. markets with 179 screens (in Illinois, Maryland Michigan, New York, Oklahoma, Texas, and Virginia), which were related to property, net.

Other Expense (income):

Other expense (income).  Other income of $108.1 million during the year ended December 31, 2018 is primarily due to $66.4 million of income for the derivative liability related to the embedded conversion feature for the Convertible Notes due 2024 and $45.0 million of income for the derivative asset related to the contingent call option for the cancellation of additional shares of Class B common stock in the Stock Purchase and Cancellation Agreement with Wanda. See “Significant Events—Senior Unsecured Convertible Notes due 2024” above for further information regarding the call option for the cancellation of additional shares of Class B common stock in the Stock Purchase and Cancellation Agreement with Wanda.

Interest expense.  Interest expense increased $68.3 million to $342.3 million for the year ended December 31, 2018 compared to $274.0 million for the year ended December 31, 2017 primarily due to non-cash NCM ESA expense of $41.5 million recorded due to adoption of ASC 606 – Revenue Recognition, that required us to reflect an interest component for our long-term performance obligation. On March 17, 2017, we issued $475.0 million of our 6.125% Notes due 2027 and £250.0 million ($313.4 million) of our 6.375% Sterling Notes due 2024. On September 14, 2018, we issued $600.0 million of our 2.95% Convertible Notes due 2024.

Equity in (earnings) losses of non-consolidated entities.  Equity in earnings of non-consolidated entities increased $271.9 million to $86.7 million in earnings for the year ended December 31, 2018 compared to equity losses of $185.2 million for the year ended December 31, 2017. Equity in earnings for the year ended December 31, 2018 includes a $2.3 million gain on the sale of NCM common shares, and a $28.9 million gain on the sale of all of our remaining interests in NCM, partially offset by a $17.1 million lower of carrying value or fair value impairment loss. Equity in earnings also includes a $30.1 million gain related to the Screenvision merger during the year ended December 31, 2018. During the year ended December 31, 2017, the loss was primarily due to an other-than-temporary impairment loss on NCM of $208.0 million, loss on sales of NCM shares of $22.2 million and a recognition of previously suspended losses on our investment in Open Road of $8.9 million in the prior year. See Note 6 – Investments of the Notes to the Consolidated Financial Statements under Part II, Item 8 hereof.

Investment income.  Investment income was $6.2 million for the year ended December 31, 2018 compared to $22.6 million for the year ended December 31, 2017. Investment income includes payments received related to the NCM tax receivable agreement of $5.4 million and $6.0 million for the year ended December 31, 2018 and December 31, 2017, respectively. Investment income for the year ended December 31, 2018 includes a $1.5 million gain on the sale of a joint venture managed theatre. Investment income for the year ended December 31, 2017 includes a $17.2 million gain on the sale of Open Road.

Income tax (benefit) provision.  The income tax provision was $13.6 million for the year ended December 31, 2018 and $154.1 million for the year ended December 31, 2017. In 2017, we recorded the impact of the change in the U.S. enacted federal income tax rate from 35% to 21% which reduced our deferred tax assets. In 2017, we also determined that realization of our deferred tax assets in the U.S. tax jurisdictions was not more likely than not, primarily as a result of cumulative net losses recorded for three years and our limited ability to use as a factor in this determination any projections of future taxable income as a source of recovery for deferred tax assets.  Accordingly, we recorded a full valuation allowance on our deferred tax assets. As a result of the change in enacted tax rate and recording a full valuation allowance on our deferred tax assets, we recorded a charge to income tax provision in 2017 of approximately $310.0 million. See Note 10 – Income Taxes in the Notes to Consolidated Financial Statements under Part II, Item 8 hereof.

Net earnings (loss).  Net earnings (loss) was $110.1 million and $(487.2) million during the year ended December 31, 2018 and December 31, 2017, respectively. Net earnings during the year ended December 31, 2018 compared to the year ended December 31, 2017 were positively impacted by improvements in equity in earnings of non-consolidated entities related to the prior year impairment charge of $208.0 million for our investment in NCM, the decrease in the income tax provision, higher revenues, lower merger, acquisition and transaction costs, a $35.0 million rent reduction due to a lease modification, $66.4 million of income for the derivative liability related to the embedded conversion feature for the Convertible Notes due 2024, $45.0 million of income for the derivative asset related to the contingent call option for the cancellation of additional shares of Class B common stock in the Stock Purchase and Cancellation Agreement with Wanda, offset by decreases in investment income, increases in interest expense and increases in general and administrative expense (other).

Theatrical Exhibition–U.S. Markets

Revenues.  Total revenues increased 7.8% or $289.7 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. Admissions revenues increased 4.7%, or $110.6 million during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to a 6.1% increase in attendance partially offset by a 1.2% decrease in average ticket price. The increase in attendance was due to the popularity of film product during the current year as compared to the prior year. The decrease in average ticket price was primarily due to decreased popularity and related decrease in attendance for 3D, increased attendance for our A-list loyalty program partially offset by increased attendance for our other PLF and IMAX premium content and Traditional content.

Food and beverage revenues increased 8.3%, or $101.1 million during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to the increase in attendance, and an increase in food and beverage revenues per patron of 2.0%. Food and beverage revenues per patron increased as a result of price increases and our food and beverage initiatives including our Feature Fare menu that was introduced in 2017 and is available in 418 of our U.S. theatres, offering our guests a broader selection of items to choose from and price increases.

Total other theatre revenues increased 45.2%, or $78.0 million during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to the adoption of ASC 606 as of January 1, 2018 which resulted in presenting third party ticket fees gross for an increase in revenue of $20.3 million and increases from non-cash NCM ESA interest, a significant financing component included in the transaction price of $26.6 million. See Note 1 – The Company and Significant Accounting Policies for a further discussion of increases in other revenues related to ASC 606.

Operating costs and expenses.  Operating costs and expenses increased 2.6%, or $95.6 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. Film exhibition costs increased 8.0%, or $98.4 million, during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 54.2% and 52.5% for the year ended December 31, 2018 and December 31, 2017, respectively. The increase in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the current year which typically results in higher film terms and increased attendance from our A-list loyalty program and AMC Stubs members.

Food and beverage costs increased 7.7%, or $13.6 million, during the year ended December 31, 2018 compared to the year ended December 31, 2017. As a percentage of food and beverage revenues, food and beverage costs were 14.4% for the year ended December 31, 2018 and 14.5% for the year ended December 31, 2017.  Food and beverage gross profit per patron increased 2.1% and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 29.0% for the year ended December 31, 2018 and 29.6% for the year ended December 31, 2017. Rent expense decreased 1.6%, or $9.6 million during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily from the modification of a theatre lease which reduced rent expense by $35.0 million and partially offset by higher snow removal costs in the current year.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $16.8 million during the year ended December 31, 2018 compared to $58.3 million during the year ended December 31, 2017, primarily due to expenses incurred in connection with the Carmike, Odeon and Nordic acquisitions in the prior year. The current year includes the write-off of $8.0 million of deferred charges related to an Odeon proposed public offering. The merger, acquisition and transaction costs are a corporate function primarily recorded in the U.S. markets operating segment.

Other.  Other general and administrative expense increased $28.8 million, during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to increases in legal settlement fees, bonus expense due to improved operating performance and stock-based compensation expense.

Depreciation and amortization.  Depreciation and amortization decreased $20.2 million during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to the prior year impairment charges and adjustments to the estimated fair value of property, net acquired in the Carmike acquisition, partially offset by depreciation on capital expenditures of $395.5 million during the year ended December 31, 2018 and $543.7 million during the year ended December 31, 2017.

Impairment of long-lived assets.  During the year ended December 31, 2018 we recognized non-cash impairment losses of $8.1 million on 13 theatres in the U.S. markets with 150 screens (in Alabama, Arkansas, California, Colorado, Georgia, Iowa, Kentucky, Michigan, North Dakota, Ohio, Pennsylvania, Tennessee, and Wyoming) which were related to property, net. During the year ended December 31, 2017 we recognized non-cash impairment losses of

$43.6 million on 12 theatres in the U.S. markets with 179 screens (in Illinois, Texas, Virginia, Michigan, Oklahoma, New York and Maryland), which were related to property, net.

Other Expense (income):

Other expense (income).  Other income of $108.7 million during the year ended December 31, 2018 is primarily due to $66.4 million of income for the derivative liability related to the embedded conversion feature for the Convertible Notes due 2024 and $45.0 million of income for the derivative asset related to the contingent call option for the cancellation of additional shares of Class B common stock in the Stock Purchase and Cancellation Agreement with Wanda.  See “Significant Events—Senior Unsecured Convertible Notes due 2024” above and Note 8 – Corporate Borrowings for further information regarding the call option for the cancellation of additional shares of Class B common stock in the Stock Purchase and Cancellation Agreement with Wanda.

Interest expense.  Interest expense increased $64.8 million to $315.1 million for the year ended December 31, 2018 compared to $250.3 million the year ended December 31, 2017 primarily due to a non-cash NCM ESA expense of $41.5 million recorded due to adoption of ASC 606 – Revenue Recognition, that required us to reflect an interest component for our long-term performance obligation. On March 17, 2017, we issued $475.0 million of our 6.125% Notes due 2027 and £250.0 million ($313.4 million) of our 6.375% Sterling Notes due 2024. On September 14, 2018, we issued $600.0 million of our 2.95% Convertible Notes due 2024.

Equity in (earnings) losses of non-consolidated entities.  Equity in earnings of non-consolidated entities increased $269.4 million to $81.5 million of earnings for the year ended December 31, 2018 compared to equity losses of $187.9 million for the year ended December 31, 2017. Equity in earnings for the year ended December 31, 2018 includes a $2.3 million gain on the sale of NCM common shares, and a $28.9 million gain on the sale of all of our interest in NCM, partially offset by a $17.1 million lower of carrying value or fair value impairment loss. Equity in earnings includes a $30.1 million gain related to the Screenvision merger during the year ended December 31, 2018. During the year ended December 31, 2017, the loss was primarily due to an other-than-temporary impairment loss on NCM of $208.0 million, loss on sales of NCM shares of $22.2 million and a recognition of previously suspended losses on our investment in Open Road of $8.9 million in the prior year. See Note 6 – Investments of the Notes to the Consolidated Financial under Part II, Item 8 hereof.

Investment income.  Investment income was $6.2 million for the year ended December 31, 2018 compared to investment income of $23.1 million for the year ended December 31, 2017. Investment income includes payments received related to the NCM tax receivable agreement of $5.4 million and $6.0 million for the year ended December 31, 2018 and December 31, 2017, respectively. Investment income for the year ended December 31, 2018 includes a $1.5 million gain on the sale of a joint venture managed theatre. Investment income for the year ended December 31, 2017 includes a $17.0 million gain on the sale of our investment in Open Road.

Income tax (benefit) provision.  The income tax provision was $16.1 million for the year ended December 31, 2018 and income tax provision was $154.3 million for the year ended December 31, 2017. In 2017, we recorded the impact of the change in the U.S. enacted federal income tax rate from 35% to 21% which reduced our deferred tax assets. In 2017, we also determined that realization of our deferred tax assets in the U.S. tax jurisdictions was not more likely than not, primarily as a result of cumulative net losses recorded for three years and our limited ability to use as a factor in this determination any projections of future taxable income as a source of recovery for deferred tax assets. Accordingly, we recorded a full valuation allowance on our deferred tax assets. As a result of the change in enacted tax rate and recording a full valuation allowance our deferred tax assets, we recorded a charge to income tax provision in 2017 of approximately $310.0 million. See Note 10 – Income Taxes in the Notes to Consolidated Financial Statements under Part II, Item 8 hereof.

Net earnings (loss).  Net earnings were $97.0 million and $530.7 million of net losses during the year ended December 31, 2018 and December 31, 2017, respectively. Net earnings during the year ended December 31, 2018 compared to the year ended December 31, 2017 were positively impacted by improvements in equity in earnings of non-consolidated entities related to the prior year impairment charge of $208.0 million for our investment in NCM, the decrease in the income tax provision, decrease in depreciation expense, higher revenues, lower merger, acquisition and transaction costs, a $35.0 million rent reduction due to a lease modification, $66.4 million of income for the derivative liability related to the embedded conversion feature for the Convertible Notes due 2024, $45.0 million of income for the derivative asset related to the contingent call option for the cancellation of additional shares of Class B common stock in the Stock Purchase and Cancellation Agreement with Wanda offset by decreases in investment income, increases in interest expense and increases in general and administrative expense (other).

Theatrical Exhibition - International Markets

Revenues.  Total revenues increased 6.8% or $91.9 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. Admissions revenues increased 5.0% or $44.9 million during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to a 7.8% increase in average ticket price, partially offset by a 2.5% decrease in attendance. The increase in average ticket price is due to increased ticket prices for Odeon offset by declines in foreign currency translation rates. Attendance decreased primarily due to declines at Odeon due to the lack of popular films as compared to the prior year, increased competition and temporary screen closures for theatre refurbishments, partially offset by the acquisition of Nordic on March 28, 2017.

Food and beverage revenues increased 6.7% or $22.0 million, during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to a food and beverage per patron increase of 9.7%. Food and beverage per patron increased primarily due to price increases offset by declines in foreign currency translation rates.

Total other theatre revenues increased 19.4% or $25.0 million during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to the acquisition of Nordic, increases in ticket fees and gift card and package ticket income offset by declines in foreign currency translation rates.

Operating costs and expenses.  Operating costs and expenses increased $123.0 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. Film exhibition costs increased $7.5 million during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 41.0% for the year ended December 31, 2018 and 42.2% for the year ended December 31, 2017.

Food and beverage costs increased $5.2 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 23.0% for the year ended December 31, 2018 and the year ended December 31, 2017.

As a percentage of revenues, operating expense was 34.0% for the year ended December 31, 2018 and 33.0% during the year ended December 31, 2017. Rent expense increased $13.0 million during the year ended December 31, 2018 compared to the year ended December 31, 2017 due primarily to the acquisition of Nordic on March 28, 2017 offset by declines in foreign currency translation rates.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $14.5 million during the year ended December 31, 2018 compared to $4.7 million during the year ended December 31, 2017, primarily due to expenses incurred in connection with the Odeon and Nordic acquisitions. We recorded expense during the current year of $6.3 million for an arbitration ruling related to a pre-acquisition date rent dispute.

Other.  Other general and administrative expense increased $17.3 million during the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to the Nordic acquisition and stock-based compensation.

Depreciation and amortization.  Depreciation and amortization increased $19.4 million during the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to the acquisition of Nordic on March 28, 2017, depreciation on capital expenditures of $180.8 million during the year ended December 31, 2018 and $83.0 million during the year ended December 31, 2017, offset by declines in foreign currency translation rates.

Impairment of long-lived assets.  During the year ended December 31, 2018 we recognized non-cash impairment losses of $5.7 million on 15 theatres in the International markets with 118 screens (in Italy, Spain, and United Kingdom) which were related to property, net.

Interest expense.  Interest expense increased $3.5 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to penalty interest of $2.1 million for an arbitration ruling related to a pre-acquisition date rent dispute.

Income tax benefit.  The income tax benefit was $2.5 million for the year ended December 31, 2018 as compared to income tax benefit of $0.2 million for the year ended December 31, 2017. See Note 10 – Income Taxes in the Notes to Consolidated Financial Statements under Part II, Item 8 hereof.

Net earnings.  Net earnings decreased $30.4 million during the year ended December 31, 2018 as a result of increased merger, acquisition and transaction costs, general and administrative: other expenses, depreciation and amortization and offset by the acquisition of Nordic, higher income tax benefit and declines in foreign currency translation rates.

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

Operating costs and expenses.  Operating costs and expenses increased 64.7%, or $1,954.9 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. Film exhibition costs increased 47.3%, or $514.8 million, during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to the increase in admissions revenues as a result of the acquisitions. As a percentage of admissions revenues, film exhibition costs were 49.7% for the year ended December 31, 2017 and 53.2% for the year ended December 31, 2016. Film exhibition costs as a percentage of admissions revenues in our International markets are much lower than in our U.S. markets.

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

As a percentage of revenues, operating expense was 30.5% for the year ended December 31, 2017 and 27.0% for the year ended December 31, 2016. Rent expense increased 57.2%, or $288.9 million during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily from the increase in the number of theatres operated due to the acquisitions of Odeon, Carmike, and Nordic.

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

Other.  Other general and administrative expense increased $43.2 million during the year ended December 31, 2017 compared to the year ended December 31, 2016, due primarily to the acquisitions of Odeon and Nordic and increases in development costs, salaries and benefits.

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

Other Expense (Income):

Other income.  Other income of $1.5 million during the year ended December 31, 2017 is primarily due to financing related foreign currency transaction gains of $3.0 million and a $0.4 million recovery for business interruption, offset by $1.0 million of third-party fees related to the Third Amendment to our Senior Secured Credit Agreement and a $0.4 million loss on the repayment of the Bridge Loan Facility.

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

Income tax provision (benefit).  The income tax provision was $154.1 million and $38.0 million for the years ended December 31, 2017 and December 31, 2016, respectively. In 2017, we recorded the impact of the change in the U.S. enacted federal income tax rate from 35% to 21% which reduced our deferred tax assets. In 2017, we also determined that realization of our deferred tax assets in the U.S. tax jurisdictions was not more likely than not, primarily as a result of cumulative net losses recorded for three years and our limited ability to use as a factor in this determination any projections of future taxable income as a source of recovery for deferred tax assets in 2017. Accordingly, we recorded a full valuation allowance on our deferred tax assets. As a result of the change in enacted tax rate and recording a full valuation allowance on our deferred tax assets, we recorded a charge to income tax provision in 2017 approximately $310.0 million. See Note 10 – Income Taxes in the Notes to Consolidated Financial Statements under Part II, Item 8 hereof.

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

Operating costs and expenses.  Operating costs and expenses increased 26.3%, or $768.0 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. Film exhibition costs increased 16.0%, or $169.0 million, during the year ended December 31, 2017 compared to the year ended December 31, 2016. This increase was primarily due to the increase in admissions revenues due to the Carmike acquisition. As a percentage of admissions revenues, film exhibition costs were 52.5% for the year ended December 31, 2017 and 53.5% for the year ended December 31, 2016.

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

Other.  Other general and administrative expense declined $2.2 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. Legal expenses declined $9.3 million primarily due to the settlement of a lawsuit in the prior year of $7.0 million and costs related to the settlement offset by increases in salaries and benefits and advertising expense.

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

Other Expense (Income):

Other income.  Other income of $1.0 million during the year ended December 31, 2017 is primarily due to financing related foreign currency transaction gains of $3.0 million and a $0.4 million recovery for business interruption, partially offset by $1.0 million of third-party fees related to the Third Amendment to our Senior Secured Credit Agreement, $1.0 million in other net periodic benefit costs, and a $0.4 million loss on the repayment of the Bridge Loan Facility.

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

Income tax provision.  The income tax provision was $154.3 million for the year ended December 31, 2017 and $40.5 million for the year ended December 31, 2016. In 2017, we recorded the impact of the change in the U.S. enacted federal income tax rate from 35% to 21% which reduced our deferred tax assets. In 2017, we also determined that realization of our deferred tax assets in the U.S. tax jurisdictions was not more likely than not, primarily as a result of cumulative net losses recorded for three years and our limited ability to use as a factor in this determination any projections of future taxable income as a source of recovery for deferred tax assets. Accordingly, we recorded a full valuation allowance on our deferred tax assets in 2017. As a result of the change in enacted tax rate and recording a full valuation allowance our deferred tax assets, we recorded a charge to income tax provision in 2017 of approximately $310.0 million. See Note 10 – Income Taxes in the Notes to Consolidated Financial Statements under Part II, Item 8 hereof.

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

Operating costs and expenses.  Operating costs and expenses increased $1,186.9 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. Film exhibition costs increased $345.8 million during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to the increase in admissions revenues as a result of the acquisitions. As a percentage of admissions revenues, film exhibition costs were 42.2% for the year ended December 31, 2017 and 44.1% for the year ended December 31, 2016.

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

Other.  Other general and administrative expense increased $45.4 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 due to the Odeon and Nordic acquisitions.

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

Income tax provision.  The income tax benefit was  $0.2 million for the year ended December 31, 2017. See Note 10 – Income Taxes in the Notes to Consolidated Financial Statements under Part II, Item 8 hereof.

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

We had working capital deficits (excluding restricted cash) as of December 31, 2018 and December 31, 2017 of $(557.5 million) and $(545.3 million), respectively. Working capital includes $414.8 million and $401.0 million of deferred revenue as of December 31, 2018 and December 31, 2017, respectively. We have the ability to borrow under our Senior Secured Credit Facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments). As of December 31, 2018, we had $211.2 million available for borrowing, net of letters of credit, under our Revolving Credit Facility. We also maintain a £100.0 million ($126.8 million based on the foreign currency translation rate of 1.268 on December 31, 2018) revolving credit facility at our Odeon subsidiary. As of December 31, 2018, we had drawn down on the revolving credit facility by £9.4 million ($11.9 million) and had issued £16.7 million ($21.2 million) standby letters of credit in the ordinary course of business, leaving £73.9 million

($93.7 million) available for borrowing. Reference is made to Note 8 – Corporate Borrowings and Capital and Financing Lease Obligations in the Notes to Consolidated Financial Statements under Part II, Item 8, hereof for further information about our outstanding indebtedness.

We believe that cash generated from operations, existing cash and cash equivalents, availability under our Revolving Credit Facility and Odeon’s Revolving Credit Facility Agreement will be sufficient to fund operations, planned capital expenditures, dividends and repurchases of our common stock currently and for at least the next 12 months and enable us to maintain compliance with all financial debt covenants.

Each indenture relating to our notes (Notes due 2022, Sterling Notes due 2024, Convertible Notes due 2024, Notes due 2025 and Notes due 2026) allows us to incur specified permitted indebtedness (as defined therein) without restriction. Each indenture also allows us to incur any amount of additional debt as long as it can satisfy the coverage ratio of each indenture, after giving effect to the indebtedness on a pro forma basis. Under the indentures for the Notes due 2022, Sterling Notes due 2024, Convertible Notes due 2024, Notes due 2025 and Notes due 2026, at December 31, 2018, AMC could borrow approximately $621.1 million including amounts discussed above, available under our Revolving Credit Facility and Odeon’s revolving credit facility. If we cannot satisfy the coverage ratios of the indentures, generally we can borrow an additional amount under our Senior Secured Credit Facility.

As of December 31, 2018, we were in compliance with all financial debt covenants.

See Note 8 – Corporate Borrowings and Capital and Financing Obligations to our Consolidated Financial Statements in Part II Item 8 of hereof for further information on the agreements governing our indebtedness.

Cash Flows from Operating Activities

Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $523.2 million, $537.4 million and $431.7 million during the years ended December 31, 2018,  December 31, 2017 and December 31, 2016, respectively. Operating cashflows in 2018 compared to 2017 were negatively affected by higher cash interest payments and higher cash taxes related to the sale of assets, offset by improved operating results from the increase in attendance.

Cash Flows from Investing Activities

Cash used in investing activities, as reflected in the Consolidated Statement of Cash Flows, were $317.2 million, $959.3 million and $1,331.5 million during the years ended December 31, 2018,  December 31, 2017, and December 31, 2016, respectively. Cash outflows from investing activities for capital expenditures during the years ended December 31, 2018,  December 31, 2017, and December 31, 2016 that were  $576.3 million, $626.8 million and $421.7 million, respectively. Our capital expenditures primarily consisted of strategic growth initiatives and remodels, maintaining our theatre circuit, and technology upgrades. During the year ended December 31, 2018, cash inflows from investing activities included the proceeds from the Screenvision merger of $45.8 million, proceeds from sale leaseback transactions of $50.1 million, and proceeds from the disposition of NCM units of $162.5 million. During the year ended December 31, 2017, cash outflows from investing activities included the acquisition of Nordic, net of cash and restricted cash, of $577.6 million, proceeds from sale leaseback transactions of $136.2 million and proceeds from disposition of NCM units of $89.0 million. We expect that our net cash outflows for capital expenditures will be approximately $450.0 million for calendar 2019.

In November 2016, we paid $415.6 million for our acquisition of Odeon and UCI Cinemas, net of cash acquired. In December 2016, we paid $497.8 million for our acquisition of Carmike Cinemas, net of cash acquired.

During the year ended December 31, 2017, we received proceeds from divestitures of $25.1 million for the sale of theatres as required by the Department of Justice related to the Carmike acquisition, $4.0 million for the sale of an aircraft acquired with the Carmike acquisition, $2.9 million for the sale of administrative buildings acquired with the Carmike acquisition, partially offset by disbursements of $11.0 million for the sale of one theatre acquired with the Odeon acquisition as required by the United Kingdom’s Competition and Markets Authority. We also received net proceeds of $14.0 million from the sale of our investment in Open Road of which $9.2 million is classified as an investing activity and $4.8 million is classified as an operating activity for collection of amounts due from Open Road.

During the year ended December 31, 2016, we received proceeds from the sale of our shares in RealD Inc. of $13.5 million and proceeds from the sale of two Starplex divestiture theatres of $5.4 million.

During the year ended December 31, 2018, we received proceeds from the sale of a theatre partnership of $4.1 million and proceeds from the disposition of two theatres of $7.9 million.

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

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities, as reflected in the Consolidated Statement of Cash Flows, were $(194.8) million, $492.3 million, and $918.2 million during the years ended December 31, 2018,  December 31, 2017,  and December 31, 2016, respectively.

Stock Repurchase.  During the year ended December 31, 2018, we repurchased 500,000 shares of our Class A common stock under our share repurchase program for a total consideration of $8.3 million. We paid $13.5 million for treasury stock purchased at the end of 2017 and settled during January 2018. As of December 31, 2018, $44.3 million remains available for repurchase under the program authorized by our Board of Directors in August 2017. We intend to continue to repurchase shares under this program, which will be dependent on a number of factors, including the price of our common stock. Although we may continue to repurchase shares, there is no assurance that we will repurchase up to the full amount remaining under the program. During the year ended December 31, 2018, we repurchased 3,232,625 shares of our Class A common stock under our share repurchase program for a total consideration of $47.5 million.

We made tax payments for restricted stock units withholdings of $1.7 million and $6.5 million during the year ended December 31, 2018 and December 31, 2017, respectively.

Convertible Notes due 2024. On September 14, 2018, we issued $600.0 million aggregate principal amount of our 2.95% Senior Unsecured Convertible Notes due 2024. We capitalized deferred financing costs of approximately $13.6 million, related to the issuance of the Convertible Notes due 2024. The Convertible Notes due 2024 mature on September 15, 2024, unless earlier converted, repurchased or redeemed. We will pay interest on the Convertible Notes due 2024 at 2.95% per annum, semi-annually in arrears on March 15th and September 15th, commencing on March 15, 2019. We used the net proceeds from the Notes due 2027 to repurchase and retire 24,057,143 shares of Class B common stock from Wanda and to pay a special dividend.

Wanda Class B Common Shares Repurchase.  On September 14, 2018, we used the net proceeds from the Convertible Notes due 2024 private offering to repurchase and retire 24,057,143 shares of Class B common stock for $423.6 million.

Special Dividend.  On September 14, 2018, we declared a special dividend which was paid on September 28, 2018 to shareholders of record on September 25, 2018 of $1.55 per share, or approximately $160.5 million.

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

As of December 31, 2018, we had no borrowings outstanding under our Revolving Credit Facility and $13.4 million in outstanding standby letters of credit in the ordinary course of business and we had $11.9 million of borrowings outstanding under our Odeon revolving credit facility and $21.2 million in outstanding standby letters of credit in the ordinary course of business.

See Note 8 – Corporate Borrowings and Capital and Financing Lease Obligations in the Notes to Consolidated Financial Statements under Part II, Item 8, hereof for further information.

Dividends

The following is a summary of dividends and dividend equivalents declared to stockholders:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 28, 2018	March 12, 2018	March 26, 2018	$0.20	$26.0
May 3, 2018	June 11, 2018	June 25, 2018	0.20	26.0
July 24, 2018	September 10, 2018	September 24, 2018	0.20	25.8
September 14, 2018	September 25, 2018	September 28, 2018	1.55	162.9
November 1, 2018	December 10, 2018	December 26, 2018	0.20	21.2
February 14, 2017	March 13, 2017	March 27, 2017	0.20	26.2
April 27, 2017	June 5, 2017	June 19, 2017	0.20	26.5
August 3, 2017	September 11, 2017	September 25, 2017	0.20	26.5
October 27, 2017	December 4, 2017	December 18, 2017	0.20	25.9

On February 28, 2018, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, paid on March 26, 2018 to stockholders of record on March 12, 2018. On May 3, 2018, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, paid on June 25, 2018 to stockholders of record on June 11, 2018. On July 24, 2018, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, paid on September 24, 2018 to stockholders of record on September 10, 2018. On September 14, 2018, our Board of Directors declared a cash dividend in the amount of $1.55 per share of Class A and Class B common stock, paid on September 28, 2018 to stockholders of record on September 25, 2018. On November 1, 2018, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, paid on December 26, 2018 to stockholders of record on December 10, 2018.

During the years ended December 31, 2018,  December 31, 2017, and December 31, 2016 we paid dividends and dividend equivalents of $258.1 million, $104.6 million, and $79.6 million, respectively. As of December 31, 2018, we accrued $4.0 million for the remaining unpaid dividends.

On February 15, 2019, we declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on March 25, 2019 to stockholders of record on March 11, 2019.

Commitments and Contingencies

Minimum annual cash payments required under existing capital and financing lease obligations, maturities of corporate borrowings, future minimum rental payments under existing operating leases, committed capital expenditures, investments and betterments, including furniture, fixtures, equipment and leasehold betterments and ADA related betterments and pension funding that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2018 are as follows:

	Minimum
	Capital and	Principal	Interest	Minimum
	Financing	Amount of	Payments on	Operating	Capital
(In millions)	Lease	Corporate	Corporate	Lease	Related	Pension	Total
Calendar Year	Payments	Borrowings(1)	Borrowings(2)	Payments	Betterments(3)	Funding(4)	Commitments
2019	$100.7	$15.2	$255.9	$810.2	$122.2	$4.2	$1,308.4
2020	96.6	13.8	255.1	801.9	—	—	1,167.4
2021	87.8	13.8	254.5	748.9	—	—	1,105.0
2022	82.7	1,219.7	234.8	687.5	—	—	2,224.7
2023	70.4	701.3	183.2	597.1	—	—	1,552.0
Thereafter	331.5	2,904.1	297.0	3,367.6	—	—	6,900.2
Total	$769.7	$4,867.9	$1,480.5	$7,013.2	$122.2	$4.2	$14,257.7

(1)	Represents cash requirements for the payment of principal on corporate borrowings. Total amount does not equal carrying amount due to unamortized discounts, premiums and deferred charges.

(2)	Interest expense on our Senior Secured Credit Facility Term Loans due 2022 and Term Loans due 2023 was estimated at 4.7051% based on the interest rate in effect as of December 31, 2018.

(3)	Includes committed capital expenditures, investments, and betterments to our circuit. Does not include planned, but non-committed capital expenditures.

(4)

We fund our U.S. pension plans such that the plans are in compliance with Employee Retirement Income Security Act (“ERISA”) and the plans are not considered “at risk” as defined by ERISA guidelines. The U.S. plans have been frozen effective December 31, 2006.

As of December 31, 2018, our recorded obligation for unrecognized tax benefits is $22.0 million. There are currently unrecognized tax benefits which we anticipate will be resolved in the next 12 months; however, we are unable at this time to estimate what the impact on our effective tax rate will be. See Note 10 – Income Taxes in the Notes to Consolidated Financial Statements under Part II, Item 8, hereof for further information.

We remain contingently liable for lease payments under certain leases of theatres that we previously divested, in the event that such assignees are unable to fulfill their future lease payment obligations. Due to the variety of remedies available, we believe that if the current tenant defaulted on the leases it would not have a material effect on our financial condition, results of operations or cash flows.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, our financial results are exposed to fluctuations in interest rates and foreign currency exchange rates. In accordance with applicable guidance, we presented a sensitivity analysis showing the potential impact to net income of changes in interest rates and foreign currency exchange rates. For the year ended December 31, 2018, our analysis utilized a hypothetical 100 basis-point increase or decrease to the average interest rate on our variable rate debt instruments to illustrate the potential impact to interest expense of changes in interest rates. For the year ended December 31, 2018, our analysis utilized a hypothetical 100 basis-point increase or decrease to market interest rates on our fixed rate debt instruments to illustrate the potential impact to fair value of changes in interest rates.

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

Market risk on variable-rate financial instruments.    At December 31, 2018, we maintained a Senior Secured Credit Facility comprised of a $225.0 million revolving credit facility, $854.2 million of Senior Secured Term Loans due 2022 and $491.2 million of Senior Secured Term Loans due 2023. The Senior Secured Credit Facility provides for borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR + 2.25%. The rate in effect at December 31, 2018 for the outstanding Senior Secured Term Loans due 2022 and 2023 was 4.7051% per annum. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At December 31, 2018, we had $11.9 million variable-rate borrowings outstanding under our revolving credit facilities and had an aggregate principal balance of $1,345.4 million outstanding under the Senior Secured Term Loans due 2022 and 2023. A 100-basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $13.5 million during the year ended December 31, 2018.

Market risk on fixed-rate financial instruments.    Included in long-term corporate borrowings at December 31, 2018 were principal amounts of $600.0 million of our Convertible Notes due 2024, $230.0 million of our Senior Secured Notes due 2023, $600.0 million of our Notes due 2025, $375.0 million of our Notes due 2022, $595.0 million of our Notes due 2026, $475.0 million of our Notes due 2027, and £500.0 million ($634.1 million) of our Sterling Notes due 2024. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $166.8 million and ($156.6) million, respectively.

Foreign Currency Exchange Rate Risk.    We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our ownership of Odeon and Nordic. Odeon’s revenues and operating expenses are transacted in British Pounds and Euros, and Nordic’s revenues and operating expenses are transacted primarily in Swedish Krona and Euros. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If Odeon and Nordic operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for Odeon and Nordic. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our ownership in Odeon and Nordic as of December 31, 2018, holding everything else constant, a 10% immediate, simultaneous, favorable change in all of the foreign currency exchange rates to which we are exposed, would increase the aggregate net earnings of our International markets reportable segment for the year ended December 31, 2018 by approximately $1.3 million.

Our foreign currency translation rates decreased by approximately 3.1% for the year ended December 31, 2018 as compared to the year ended December 31, 2017, which did not significantly impact our net earnings for the year ended December 31, 2018.

Item 8.  Financial Statements and Supplementary Data

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AMC Entertainment Holdings, Inc.

TO THE STOCKHOLDERS OF AMC ENTERTAINMENT HOLDINGS, INC.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) of the Exchange Act. With management’s participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of December 31, 2018, based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018. The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report that follows this report.

/s/ Adam M. Aron
Chief Executive Officer, Director and President

/s/ Craig R. Ramsey
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AMC Entertainment Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited AMC Entertainment Holdings, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity (deficit) for each of the years in the three-year period ended December 31, 2018 and the related notes (collectively, the “consolidated financial statements”), and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.

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
February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AMC Entertainment Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AMC Entertainment Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity (deficit) for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition of revenue and certain costs in the 2018 consolidated financial statements due to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers.

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

Kansas City, Missouri
February 28, 2019

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(in millions, except share and per share amounts)	December 31, 2018	December 31, 2017	December 31, 2016

Revenues
Admissions	$3,385.0	$3,229.5	$2,049.4
Food and beverage	1,671.5	1,548.4	1,019.1
Other theatre	404.3	301.3	167.4
Total revenues	5,460.8	5,079.2	3,235.9
Operating costs and expenses
Film exhibition costs	1,710.2	1,604.3	1,089.5
Food and beverage costs	270.9	252.1	142.2
Operating expense, excluding depreciation and amortization below	1,654.7	1,548.0	873.5
Rent	797.8	794.4	505.5
General and administrative:
Merger, acquisition and transaction costs	31.3	63.0	47.9
Other, excluding depreciation and amortization below	179.3	133.2	90.0
Depreciation and amortization	537.8	538.6	268.2
Impairment of long-lived assets	13.8	43.6	5.5
Operating costs and expenses	5,195.8	4,977.2	3,022.3
Operating income	265.0	102.0	213.6
Other expense (income):
Other expense (income)	(108.1)	(1.5)	0.3
Interest expense:
Corporate borrowings	262.3	231.6	110.7
Capital and financing lease obligations	38.5	42.4	10.8
Non-cash NCM exhibitor services agreement	41.5	—	—
Equity in (earnings) loss of non-consolidated entities	(86.7)	185.2	(47.7)
Investment income	(6.2)	(22.6)	(10.2)
Total other expense	141.3	435.1	63.9
Earnings (loss) before income taxes	123.7	(333.1)	149.7
Income tax provision	13.6	154.1	38.0
Net earnings (loss)	$110.1	(487.2)	111.7
Earnings (loss) per share:
Basic	$0.91	$(3.80)	$1.13
Diluted	$0.41	$(3.80)	$1.13
Average shares outstanding:
Basic (in thousands)	120,621	128,246	98,838
Diluted (in thousands)	130,105	128,246	98,872

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
(in millions)	December 31, 2018	December 31, 2017	December 31, 2016
Net earnings (loss)	$110.1	$(487.2)	$111.7
Other comprehensive income (loss)
Unrealized foreign currency translation adjustment	(127.7)	131.7	(3.9)
Realized loss on foreign currency transactions, net of tax	1.0	—	—
Pension and other benefit adjustments:
Net gain (loss) arising during the period, net of tax	4.2	(3.0)	(0.3)
Marketable securities:
Unrealized net holding gain arising during the period, net of tax	—	0.7	0.6
Realized net gain reclassified into investment income, net of tax	—	(0.4)	(1.8)
Equity method investees' cash flow hedge:
Unrealized net holding gain (loss) arising during the period, net of tax	0.2	—	(0.3)
Realized net loss (gain) reclassified into equity in earnings of non-consolidated entities, net of tax	(2.2)	(0.9)	0.4
Other comprehensive income (loss)	(124.5)	128.1	(5.3)
Total comprehensive income (loss)	$(14.4)	$(359.1)	$106.4

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$313.3	$310.0
Restricted cash	10.7	8.3
Receivables, net	259.5	271.5
Assets held for sale	—	80.0
Other current assets	197.8	202.6
Total current assets	781.3	872.4
Property, net	3,039.6	3,116.5
Intangible assets, net	352.1	380.5
Goodwill	4,788.7	4,931.7
Deferred tax asset, net	28.6	28.9
Other long-term assets	505.5	475.9
Total assets	$9,495.8	$9,805.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$452.6	$569.6
Accrued expenses and other liabilities	378.5	351.1
Deferred revenues and income	414.8	401.0
Current maturities of corporate borrowings and capital and financing lease obligations	82.2	87.7
Total current liabilities	1,328.1	1,409.4
Corporate borrowings	4,707.8	4,220.1
Capital and financing lease obligations	493.2	578.9
Exhibitor services agreement	564.0	530.9
Deferred tax liability, net	41.6	49.6
Other long-term liabilities	963.1	903.8
Total liabilities	8,097.8	7,692.7
Commitments and contingencies
Class A common stock (temporary equity) ($.01 par value, 75,712 shares issued; 38,943 shares outstanding as of December 31, 2018 and 112,817 shares issued; 76,048 shares outstanding as of December 31, 2017)	0.4	0.8
Stockholders’ equity:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 55,401,325 shares issued and 51,705,469 outstanding as of December 31, 2018; 55,010,160 shares issued and 51,814,304 outstanding as of December 31, 2017)	0.5	0.5
Class B common stock ($.01 par value, 75,826,927 shares authorized; 51,769,784 shares issued and outstanding as of December 31, 2018 and 75,826,927 shares authorized; 75,826,927 shares issued and outstanding as of December 31, 2017)	0.5	0.8
Additional paid-in capital	1,998.4	2,241.6
Treasury stock (3,732,625 shares as of December 31, 2018 and 3,232,625 shares as of December 31, 2017, at cost)	(56.4)	(48.2)
Accumulated other comprehensive income	5.5	125.6
Accumulated deficit	(550.9)	(207.9)
Total stockholders’ equity	1,397.6	2,112.4
Total liabilities and stockholders’ equity	$9,495.8	$9,805.9

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Cash flows from operating activities:
Net earnings (loss)	$110.1	$(487.2)	$111.7
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	537.8	538.6	268.2
Loss on NCM charged to merger, acquisition and transaction costs	—	22.6	—
Loss on extinguishment of debt	—	0.5	—
Deferred income taxes	(6.4)	157.8	34.1
Impairment of long-lived assets	13.8	43.6	5.5
Amortization of net premium on corporate borrowings	0.2	(2.7)	0.2
Amortization of deferred charges to interest expense	16.0	12.7	6.1
Theatre and other closure expense	2.7	3.0	5.2
Non-cash portion of stock-based compensation	14.9	5.7	4.9
Gain on dispositions	(3.2)	(2.5)	(2.4)
(Gain) loss on disposition of NCM	(30.6)	22.6	—
Gain on sale of Open Road	—	(17.2)	—
Gain on derivative asset and derivative liability	(111.4)	—	—
Repayment of Nordic interest rate swaps	—	(2.6)	—
Equity in earnings from non-consolidated entities, net of distributions	(40.0)	(3.9)	(15.4)
NCM held-for-sale impairment loss	16.0	208.0	—
Landlord contributions	127.6	133.3	125.1
Deferred rent	(101.6)	(52.9)	(33.7)
Net periodic benefit cost	1.1	0.6	0.7
Change in assets and liabilities, excluding acquisitions:
Receivables	(0.2)	(36.6)	(56.7)
Other assets	(0.4)	(4.8)	(29.1)
Accounts payable	(85.6)	34.7	21.5
Accrued expenses and other liabilities	68.5	(21.4)	(18.4)
Other, net	(6.1)	(14.5)	4.2
Net cash provided by operating activities	523.2	537.4	431.7
Cash flows from investing activities:
Capital expenditures	(576.3)	(626.8)	(421.7)
Acquisition of Nordic Cinemas Group, net of cash and restricted cash acquired	—	(577.6)	—
Acquisition of Odeon and UCI Cinemas Limited, net of cash and restricted cash acquired	—	—	(415.6)
Acquisition of Carmike Cinemas, Inc., net of cash and restricted cash acquired	—	—	(497.8)
Acquisition of Starplex Cinemas	—	—	0.7
Proceeds from sale leaseback transactions	50.1	136.2	—
Proceeds from disposition of NCM	162.5	89.0	—
Proceeds from Screenvision merger	45.8	—	—
Proceeds from disposition of Open Road	—	9.2	—
Proceeds from theatre partnership	—
Proceeds from disposition of long-term assets	14.2	24.1	19.9
Investments in non-consolidated entities, net	(11.4)	(11.1)	(10.5)
Other, net	(2.1)	(2.3)	(6.5)
Net cash used in investing activities	(317.2)	(959.3)	(1,331.5)
Cash flows from financing activities:
Proceeds from issuance of Term Loan due 2023	—	—	498.7
Proceeds from issuance of Senior Unsecured Convertible Notes due 2024	600.0	—	—
Proceeds from issuance of Senior Subordinated Sterling Notes due 2024	—	327.8	310.0

Proceeds from issuance of Senior Subordinated Notes due 2026	—	—	595.0
Proceeds from issuance of Senior Subordinated Notes due 2027	—	475.0	—
Proceeds from issuance of bridge loan due 2017	—	—	350.0
Payment of Odeon Senior Subordinated GBP Notes due 2018	—	—	(380.7)
Payment of Odeon Senior Subordinated EUR Notes due 2018	—	—	(212.5)
Payment of Nordic SEK Term Loan	—	(144.4)	—
Payment of Nordic EUR Term Loan	—	(169.5)	—
Net proceeds from equity offering	—	616.8	—
Borrowings (repayments) under revolving credit facilities	12.1	—	(75.0)
Principal payment of Bridge Loan due 2017	—	(350.0)	—
Payment of stock issuance offering costs	—	—	(0.8)
Principal payments under Term Loan	(13.8)	(12.6)	(8.8)
Principal payments under capital and financing lease obligations	(71.0)	(70.7)	(10.8)
Principal payments under promissory note	(1.4)	(1.4)	(1.4)
Cash used to pay for deferred financing costs	(15.5)	(33.6)	(65.9)
Cash used to pay dividends	(258.1)	(104.6)	(79.6)
Taxes paid for restricted unit withholdings	(1.7)	(6.5)	—
Retirement of Class B common stock	(423.6)	—	—
Purchase of treasury stock	(21.8)	(34.0)	—
Net cash provided by (used in) financing activities	(194.8)	492.3	918.2
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5.5)	17.7	0.6
Net increase in cash and cash equivalents and restricted cash	5.7	88.1	19.0
Cash and cash equivalents and restricted cash at beginning of period	318.3	230.2	211.2
Cash and cash equivalents and restricted cash at end of period	$324.0	$318.3	$230.2
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (including amounts capitalized of $0.5 million, $0.3 million, and $0.2 million)	$278.3	$226.7	$105.4
Income taxes paid, net	$19.5	$10.9	4.7
Schedule of non-cash activities:
Investment in NCM (See Note 6 - Investments)	$(6.3)	$235.2	$—
Construction payables at period end	$100.8	$82.7	$86.9
Accrued treasury stock payable at period end	$—	$13.5	$—

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Accumulated
	Class A Voting		Class B Voting		Additional		Other	Accumulated	Total
	Common Stock		Common Stock		Paid-in	Treasury	Comprehensive	Earnings	Stockholders’
(In millions, except share and per share data)	Shares	Amount	Shares	Amount	Capital	Stock	Income (Loss)	(Deficit)	Equity
Balance December 31, 2015	21,445,090	0.2	75,826,927	0.8	1,182.9	(0.7)	2.8	352.7	1,538.7
Net earnings	—	—	—	—	—	—	—	111.7	111.7
Other comprehensive loss	—	—	—	—	—	—	(5.3)	—	(5.3)
Dividends declared
Class A common stock, $0.20/share	—	—	—	—	—	—	—	(19.3)	(19.3)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	(60.7)	(60.7)
RSUs surrendered to pay for payroll taxes	—	—	—	—	(0.5)	—	—	—	(0.5)
Stock-based compensation	38,000	—	—	—	4.9	—	—	—	4.9
Reclassification from temporary equity	27,197	—	—	—	0.2	—	—	—	0.2
Wanda capital contribution	—	—	—	—	10.0	—	—	—	10.0
Issuance of common stock related to Odeon and UCI Cinemas Holdings Limited acquisition, net of issuance costs	4,536,466	—	—	—	156.4	—	—	—	156.4
Issuance of common stock related to Carmike Cinemas, Inc. acquisition, net of issuance costs	8,189,808	0.1	—	—	273.4	—	—	—	273.5
Balance December 31, 2016	34,236,561	$0.3	75,826,927	$0.8	$1,627.3	$(0.7)	$(2.5)	$384.4	$2,009.6
Net loss	—	—	—	—	—	—	—	(487.2)	(487.2)
Other comprehensive income	—	—	—	—	—	—	128.1	—	128.1
Dividends declared
Class A common stock, $0.20/share	—	—	—	—	—	—	—	(44.4)	(44.4)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	(60.7)	(60.7)
Additional offering	20,330,874	0.2	—	—	616.6	—	—	—	616.8
RSUs surrendered to pay for payroll taxes	—	—	—	—	(6.5)	—	—	—	(6.5)
Stock-based compensation	415,528	—	—	—	3.9	—	—	—	3.9
Share repurchases	—	—	—	—	—	(47.5)	—	—	(47.5)
Reclassification from temporary equity	27,197	—	—	—	0.3	—	—	—	0.3
Balance December 31, 2017	55,010,160	$0.5	75,826,927	$0.8	$2,241.6	$(48.2)	$125.6	$(207.9)	$2,112.4
Cumulative effect adjustments for the adoption of new accounting principles (AS 606, ASU 2016-01 and ASU 2018-02)	—	—	—	—	—	—	4.4	(36.2)	(31.8)
Net earnings	—	—	—	—	—	—	—	110.1	110.1
Other comprehensive loss	—	—	—	—	—	—	(124.5)	—	(124.5)
Dividends declared:
Class A common stock, $0.20/share	—	—	—	—	—	—	—	(42.9)	(42.9)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	(55.9)	(55.9)
Reversed dividend accrual for nonvested PSU's	—	—	—	—	—	—	—	0.5	0.5
Special dividend declared:

Class A common stock, $1.55/share	—	—	—	—	—	—	—	(82.7)	(82.7)
Class B common stock, $1.55/share	—	—	—	—	—	—	—	(80.3)	(80.3)
RSUs surrendered to pay for payroll taxes	326,005	—	—	—	(1.8)	—	—	—	(1.8)
Stock-based compensation	28,055	—	—	—	14.9	—	—	—	14.9
Share repurchases	—	—	—	—	—	(8.2)	—	—	(8.2)
Reclassification from temporary equity	37,105	—	—	—	0.4	—	—	—	0.4
Class B common stock repurchase and cancellation	—	—	(24,057,143)	(0.3)	(256.7)	—	—	(155.6)	(412.6)
Balance December 31, 2018	55,401,325	$0.5	51,769,784	$0.5	$1,998.4	$(56.4)	$5.5	$(550.9)	$1,397.6

See Notes to Consolidated Financial Statements

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017, 2016

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

As of December 31, 2018, Wanda owned approximately 50.01% of Holdings’ outstanding common stock and 75.01% of the combined voting power of Holdings’ outstanding common stock and has the power to control Holdings’ affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), entering into mergers, sales of substantially all of the Company’s assets and other extraordinary transactions.

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

Principles of Consolidation:  The consolidated financial statements include the accounts of Holdings and all subsidiaries, as discussed above. All significant intercompany balances and transactions have been eliminated in consolidation. There are no noncontrolling (minority) interests in the Company’s consolidated subsidiaries; consequently, all of its stockholders’ equity, net earnings (loss) and comprehensive income (loss) for the periods presented are attributable to controlling interests. The Company manages its business under two reportable segments for its theatrical exhibition operations, U.S. markets and International markets.

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

Prior to January 1, 2018, the Company recorded online ticket fee revenues net of third-party commission or service fees. In accordance with ASC 606 guidance, the Company believes that it is a principal (as opposed to agent) in the arrangement with third-party internet ticketing companies in regard to the sale of online tickets because the Company controls the online tickets before they are transferred to the customer. Upon adoption of ASC 606 on January 1, 2018, the Company recognizes ticket fee revenues based on a gross transaction price. The online ticket fee revenues and the third-party commission or service fees are recorded in the line items other theatre revenues and operating expense, respectively, in the consolidated statements of operations. These changes did not have any impact on net income or cash flows from operations.

Film Exhibition Costs:  Film exhibition costs are accrued based on the applicable box office receipts and estimates of the final settlement to the film licensors. Film exhibition costs include certain advertising costs. As of December 31, 2018 and December 31, 2017, the Company recorded film payables of $168.6 million and $229.4 million, respectively, which are included in accounts payable in the accompanying Consolidated Balance Sheets.

Food and Beverage Costs:  The Company records rebate payments from vendors as a reduction of food and beverage costs when earned.

Exhibitor Services Agreement:  The Company recognizes advertising revenues, which are included in other theatre revenues in the consolidated statements of operations, when it satisfies a performance obligation by transferring a promised good or service to the customers. The advertising contracts with customers generally consist of a series of distinct periods of service, satisfied over time, to provide rights to advertising services. The Company’s ESA with NCM includes a significant financing component due to the significant length of time between receiving the non-cash consideration and fulfilling the performance obligation. The Company receives the non-cash consideration in the form of common membership units from NCM, in exchange for rights to exclusive access to the Company’s theatre screens and attendees through February 2037. Upon adoption of ASC 606, the Company’s advertising revenues have significantly increased with a similar offsetting increase in non-cash interest expense, which is recorded to non-cash NCM exhibitor service agreement in the consolidated statements of operations. Upon adoption of ASC 606 and pursuant to the calculation requirements for the time value of money, the amortization method reflects the front-end loading of the significant financing component where more interest expense is recognized earlier during the term of the agreement than the back-end recognition of the deferred revenue amortization where more revenue is recognized later in the term of the agreement. See Note 6 – Investments for further information regarding the common unit adjustment and the fair value measurement of the non-cash consideration. The interest expense was calculated using discount rates that ranged from 6.5% to 8.5%, which are the rates at which the Company believes it could borrow in separate financing transactions. The Company recognized a cumulative effect transition adjustment of initially applying ASC 606 by increasing accumulated deficit on January 1, 2018 by approximately $52.9 million, including income tax effect of $0, as a result of this change. These changes did not have any impact on the Company’s cash flows from operations.

Customer Frequency Program:  AMC Stubs® is a customer loyalty program which allows members to earn rewards, receive discounts and participate in exclusive members-only offerings and services. It features both a traditional paid tier called AMC Stubs PremiereTM, with a $15.00 annual membership fee, and a non-paid tier called AMC Stubs InsiderTM. Both programs reward loyal guests for their patronage of AMC Theatres. Rewards earned are redeemable on future purchases at AMC locations. Once an AMC Stubs PremiereTM or AMC Stubs InsiderTM member accumulates 5,000 points they will earn a $5.00 virtual reward.

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

On June 20, 2018, the Company announced the launch of AMC Stubs® A-List, a new tier of our AMC Stubs® loyalty program. This program offers guests admission to movies at AMC up to three times per week including multiple movies per day and repeat visits to already seen movies from $19.95 to $23.95 per month depending upon geographic market. Revenue is recognized ratably over the enrollment period.

Advertising Costs:  The Company expenses advertising costs as incurred and does not have any direct-response advertising recorded as assets. Advertising costs were $45.4 million, $39.9 million, and $10.1 million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively, and are recorded in operating expense in the accompanying consolidated statements of operations.

Cash and Equivalents:  All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents.

Derivative Asset and Liability:  The Company remeasures the derivative asset related to its contingent call option to acquire shares of its Class B Common Stock at no additional cost and the derivative liability related to the conversion feature in its Convertible Notes due 2024 at fair value each reporting period with changes in fair value recorded in the consolidated statement of operations. The Company has obtained independent third-party valuation studies to assist in determining fair value. The Company’s valuation studies use a Monte Carlo simulation approach and are based on significant inputs not observable in the market and thus represent level 3 measurements within the fair value measurement hierarchy. The Company’s common stock price at the end of each reporting period as well as the remaining amount of time until expiration for the contingent call option and conversion feature are key inputs for the estimation of fair value that are expected to change each reporting period. The Company recorded other income related to increases in its derivative asset fair value of $45.0 million and other income related to decreases in its derivative liability fair value of $66.4 million during the year ended December 31, 2018. See Note 8 – Corporate Borrowings and Capital and Financing Lease Obligations, Note 9 – Stockholders’ Equity and Note 15 – Fair Value Measurements for further discussions.

Intangible Assets:  Intangible assets were recorded at fair value, in the case of intangible assets resulting from the acquisition of Holdings by Wanda on August 30, 2012 and other theatre acquisitions. Intangible assets are comprised of amounts assigned to theatre leases acquired under favorable terms, management contracts, a contract with an equity method investee, and a non-compete agreement, each of which are being amortized on a straight-line basis over the estimated remaining useful lives of the assets. Trademark and trade names are considered either definite or indefinite-lived intangible assets. Indefinite-lived intangible assets are not amortized but rather evaluated for impairment annually.

The Company first assesses the qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. There were no intangible asset impairment charges incurred during the years ended December 31, 2018, December 31, 2017, and December 31, 2016.

Investments:  The Company accounts for its investments in non-consolidated entities using either the cost or equity methods of accounting as appropriate, and has recorded the investments within other long-term assets in its Consolidated Balance Sheets. Equity earnings and losses are recorded when the Company’s ownership interest provides the Company with significant influence. The Company follows the guidance in ASC 323-30-35-3, which prescribes the use of the equity method for investments where the Company has significant influence. The Company classifies gains and losses on sales of investments or impairments accounted for using the cost method in investment income. Gains and losses on cash sales are recorded using the weighted average cost of all interests in the investments. Gains and losses related to non-cash negative common unit adjustments are recorded using the weighted average cost of those units in NCM. See Note 6 – Investments for further discussion of the Company’s investments in NCM. As of December 31, 2018, the Company holds equity method investments comprised of a 18.4% interest in SV Holdco LLC (“SV Holdco”), a joint venture that markets and sells cinema advertising and promotions through Screenvision; a 50% interest in Digital CineMedia Ltd. (“DCM”), a joint venture that provides advertising services in International markets; a 32.0% interest in AC JV, LLC (“AC JV”), a joint venture that owns Fathom Events offering alternative content for motion picture screens; a 29% interest in DCIP, a joint venture charged with implementing digital cinema in the Company’s theatres; a 14.6%

interest in DCDC, a satellite distribution network for feature films and other digital cinema content; a 50% ownership interest in four U.S. motion picture theatres and one IMAX® screen; and approximately 50% ownership interest in 58 theatres in Europe acquired in the Nordic acquisition. Indebtedness held by equity method investees is non-recourse to the Company.

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

The Company’s recorded goodwill was $4,788.7 million and $4,931.7 million as of December 31, 2018 and December 31, 2017, respectively. The Company evaluates goodwill and its indefinite-lived trademark and trade names for impairment annually as of the beginning of the fourth quarter or more frequently as specific events or circumstances dictate. The Company’s goodwill is recorded in each of its three reporting units for its Domestic Theatres, Odeon Theatres, and Nordic Theatres.

The Company performed its annual impairment analysis during the fourth quarter of calendar 2018 and the third quarter and fourth quarter of calendar 2017 and reached a determination that there was no goodwill or trademark and trade name impairment. According to Accounting Standards Codification (“ASC”) 350-20, the Company has an option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. As of October 1, 2018, the Company performed a step 1 quantitative goodwill impairment test on the Odeon and Nordic reporting units and reached a determination that it is not more likely than not that the fair value of the Company’s reporting units are less than their carrying values, and therefore, no impairment charge was incurred. As of December 31, 2018, the Company assessed qualitative factors for all three reporting units and reached a determination that it is not more likely than not that the fair value of the Company’s reporting units are less than their carrying values, and therefore no impairment charge was incurred. During the fourth quarter of calendar 2017, and as of December 31, 2017, the Company assessed qualitative factors of all three reporting units and reached a determination that it is not more likely than not that the fair value of the Company’s reporting units are less than their carrying values, and therefore, no impairment charge was incurred.

Other Long-term Assets: Other long-term assets are comprised principally of investments in partnerships and joint ventures, costs incurred in connection with the Company’s line-of-credit revolving credit arrangement, which is being amortized to interest expense using the effective interest rate method over the respective life of the issuance, and capitalized computer software, which is amortized over the estimated useful life of the software. See Note 7 – Supplemental Balance Sheet Information.

Accounts Payable:  Under the Company’s cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified within accounts payable in the balance sheet. The change in book overdrafts are reported as a component of operating cash flows for accounts payable as they do not represent bank overdrafts. The amount of these checks included in accounts payable as of December 31, 2018 and December 31, 2017 was $42.6 million and $72.8 million, respectively.

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

The Company evaluates the classification of its leases following the guidance in ASC 840-10-25. Leases that qualify as capital leases are generally recorded at the present value of the future minimum rentals over the base term of the lease using the Company’s incremental borrowing rate. Capital lease assets are assigned an estimated useful life at the inception of the lease that generally corresponds with the base term of the lease.

Occasionally, the Company or other theatre operators it has acquired are responsible for the construction of new leased theatres (build-to-suit lease arrangements) and for paying project costs that are in excess of an agreed upon amount to be reimbursed from the developer. ASC 840-40-05-5 requires the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period and therefore it is required to account for these projects as sale and leaseback transactions. As a result, the Company has recorded financing lease obligations for failed sale leaseback transactions of $427.4 million and $499.6 million in its Consolidated Balance Sheets related to these types of projects as of December 31, 2018 and December 31, 2017, respectively.

During the year ended December 31, 2018, the Company modified the terms of an existing operating lease to reduce the lease term. The Company received a $35.0 million incentive from the landlord to enter into the new lease agreement. The Company has recorded amortization of the lease incentive as a reduction to rent expense on a straight-line basis over the remaining lease term which reduced rent expense by $35.0 million during the year ended December 31, 2018.

Sale and Leaseback Transactions:  The Company accounts for the sale and leaseback of real estate assets in accordance with ASC 840-40. Losses on sale leaseback transactions are recognized at the time of sale if the fair value of the property sold is less than the net book value of the property. Gains on sale and leaseback transactions are deferred and amortized over the remaining lease term. On June 18, 2018, the Company completed the sale and leaseback of the real estate assets associated with one theatre for proceeds, net of closing costs of $50.1 million. The gain on the sale of approximately $27.3 million has been deferred and will be amortized over the remaining lease term. On September 14, 2017, the Company completed the sale and leaseback of the real estate assets associated with seven theatres for proceeds net of closing costs of $128.4 million. The gain on sale of approximately $78.2 million has been deferred and will be amortized over the remaining lease term. On December 18, 2017, the Company completed the sale and leaseback of the real estate assets associated with one theatre for proceeds net of closing costs of $7.8 million. The loss on sale of $0.5 million was recognized immediately. Unamortized deferred gains related to these transactions were $98.0 million as of December 31, 2018.

Impairment of Long-lived Assets:  The Company reviews long-lived assets, including definite-lived intangibles, investments in non-consolidated equity method investees, and internal use software for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be fully recoverable. The Company identifies impairments related to internal use software when management determines that the remaining carrying value of the software will not be realized through future use. The Company reviews internal management reports on a quarterly basis as well as monitors current and potential future competition in the markets where it operates for indicators of triggering events or circumstances that indicate potential impairment of individual theatre assets. The Company evaluates theatres using historical and projected data of theatre level cash flow as its primary indicator of potential impairment and considers the seasonality of its business when making these evaluations. The Company performs its impairment analysis quarterly. Under these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset group, an impairment loss is recognized in the amount by which the carrying value of the asset group exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date for the fair value of Property, net. The expected disposal date does not exceed the remaining lease period unless it is probable existing renewal options will be exercised and may be less than the remaining lease period when the Company does not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows.

There is considerable management judgment necessary to determine the estimated future cash flows and fair values of the Company’s theatres and other long-lived assets, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy, see Note 15 – Fair Value Measurements.

During calendar 2018, the Company recognized an impairment loss of $13.8 million on 13 theatres in the U.S. markets with 150 screens and 15 theatres with 118 screens in the international markets which was related to property, net. During calendar 2017, the Company recognized an impairment loss of $43.6 million on 12 theatres in the U.S. markets with 179 screens which was related to property, net. During calendar 2016, the Company recognized an impairment loss of $5.5 million on two theatres in the U.S. markets with 22 screens, which was related to property, net.

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

Casualty Insurance:  The Company is self-insured for general liability up to $1.0 million per occurrence and carries a $0.5 million deductible limit per occurrence for workers’ compensation claims. The Company utilizes actuarial projections of its ultimate losses to calculate its reserves and expense. The actuarial method includes an allowance for adverse developments on known claims and an allowance for claims which have been incurred but which have not yet been reported. As of December 31, 2018 and December 31, 2017, the Company recorded casualty insurance reserves of $24.9 million and $28.1 million. The Company recorded expenses related to general liability and workers’ compensation claims of $25.1 million, of $22.1 million, and $15.6 million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively. Casualty insurance expense is recorded in operating expense.

Other Expense (Income):  The following table sets forth the components of other expense (income):

	Year Ended
	December 31,
(In millions)	2018	2017	2016
Derivative liability fair value adjustment for embedded conversion feature in the Convertible Notes due 2024	$(66.4)	$—	$—
Derivative asset fair value adjustment for contingent call option related to the Class B common stock purchase and cancellation agreement	(45.0)	—	—
Business interruption insurance recoveries	—	(0.4)	(0.4)
Loss on GBP forward contract	0.4	—	—
Foreign currency transactions (gains) losses	1.4	(3.0)	—
Non-operating components of net periodic benefit cost	0.8	0.2	0.7
Loss on extinguishment of Bridge Loan	—	0.4	—
Fees related to modification of term loans	0.4	—	—
Third party fees relating to Third Amendment to our Senior Secured Credit Agreement	—	1.0	—
Other	0.3	0.3	—
Other expense (income)	$(108.1)	$(1.5)	$0.3

Accounting Pronouncements Recently Adopted

Revenue from Contracts with Customers. The Company adopted the guidance of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, (“ASC 606”) as of January 1, 2018 using the modified retrospective method. ASC 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. ASC 606 was applied only to contracts that were not completed at January 1, 2018. The comparative information in the prior year has not been adjusted and continues to be reported under ASC 605, Revenue Recognition, which was the accounting standard in effect for those periods. See Note 2 – Revenue Recognition for the required disclosures of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers per the guidance in ASC 606.

Reclassification of Certain Tax Effects. In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows a reclassification from accumulated other comprehensive income to accumulated deficit for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act signed into law in December 2017. ASU 2018-02 is effective for the Company on January 1, 2019 and early adoption of the amendments is permitted, including adoption in any interim period. The Company early adopted ASU 2018-02, effective January 1, 2018, and recorded a reclassification related to the stranded tax effects that increased accumulated other comprehensive income and increased accumulated deficit by $5.0 million in the consolidated balance sheets as of January 1, 2018. See Note 17 – Accumulated other comprehensive income for further information.

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

Improving Presentation of Net Benefit Costs. In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). The guidance requires the service cost component of defined benefit pension plans and other post-retirement benefit plans to be reported in the same line item as other compensation costs arising from the services rendered by the pertinent employees while the other components of net benefit cost are required to be presented in the income statement separately from the service cost component and reported outside a subtotal of operating income. The amendments in this guidance should be applied retrospectively for the presentation of the service cost component and the other components of net benefit cost in the consolidated statements of operations. The Company adopted ASU 2017-07 effective January 1, 2018 and recorded a prior period adjustment for the year ended December 31, 2017 in the consolidated statements of operations to decrease general and administrative other by $0.2 million, related to the other components of net benefit cost, with a corresponding increase to other expense (income) and decrease to other income of $0.2 million, respectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

(In millions)	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$313.3	$310.0	$207.1
Restricted cash	10.7	8.3	23.1
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$324.0	$318.3	$230.2

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

Accounting Pronouncements Issued Not Yet Adopted

Leases.  In February 2016, the FASB issued ASU No. 2016-02, Leases, (“ASC 842”) which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for the Company on January 1, 2019, with early adoption permitted. The Company adopted the guidance on January 1, 2019, using a modified retrospective transition approach with the cumulative effect recognized at the date of initial application, whereby comparative prior period financial information and disclosures will not be adjusted to reflect the new standard. In January 2018, the FASB issued ASU No. 2018-01, Leases, which permits an entity to elect an optional transition practical expedient to not evaluate under ASU 842 land easements that exist or expired before the entity’s adoption of ASC 842 and that were not previously accounted for as leases.

ASC 842 provides several optional practical expedients in transition. The Company expects to elect the package of practical expedients, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company expects to elect the practical expedient pertaining to land easements but does not expect to elect the use-of-hindsight practical expedient.

ASC 842 also provides practical expedients for an entity’s ongoing accounting. The Company expects to elect the practical expedient to not separate lease and non-lease components for all of its leases. The Company also expects to elect the short-term practical expedient for all leases that qualify. As a result, the Company will not recognize right-of-use assets or liabilities for short-term leases for leases that qualify for the short-term practical expedient, but instead will recognize the lease payments as lease cost on a straight-line basis over the lease term.

The Company expects that this standard will have a material effect on its consolidated financial statements. While the Company is finalizing the effect of adoption, the Company expects the most significant changes relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for theatres currently subject to operating leases adjusted for the balances of prepaid rent, favorable lease assets and unfavorable lease liabilities, and deferred rent; (2) the derecognition of existing assets and liabilities for certain sale leaseback transactions (those arising from build-to-suit lease arrangements for which construction is complete and the Company is leasing the constructed asset) that currently do not qualify for sale accounting and the recognition of new ROU assets and operating lease liabilities on its balance sheet; (3) the derecognition of deferred gains from the sale and leaseback transactions; and (4) providing new disclosures about the Company’s leasing activities. On January 1, 2019, the Company expects to recognize additional operating lease liabilities ranging from an estimated $5 billion to $6 billion, with corresponding ROU assets based on the present value of the remaining minimum rental payments using preliminary estimates of discount rates for the Company’s existing operating leases. The Company has not finalized the effects of these expected changes from the new standard.

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

NOTE 2 – REVENUE RECOGNITION

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method; and therefore, the comparative information has not been adjusted for the year ended December 31, 2017.

The cumulative effect of the changes made to the consolidated balance sheet at January 1, 2018 for the adoption of ASC 606, are included in the following table:

(In millions)	Balance at December 31, 2017 Without Adoption of ASC 606	Adjustments Due to ASC 606	Balance at January 1, 2018
Assets:
Other long-term assets	$475.9	$11.1	$487.0
Current liabilities:
Deferred revenues and income	401.0	(10.0)	391.0
Long-term liabilities:
Exhibitor services agreement	530.9	52.9	583.8
Stockholders' equity:
Accumulated deficit	(207.9)	(31.8)	(239.7)

The disclosure of the impact of the adoption of ASC 606 on the Company’s consolidated statement of operations is as follows:

	Year Ended December 31, 2018
(In millions)	Without Adoption of ASC 606	Adjustments	As Reported
Revenues:
Admissions	$3,386.4	$(1.4)	$3,385.0
Food and beverage	1,671.9	(0.4)	1,671.5
Other theatre	356.8	47.5	404.3
Total revenues	5,415.1	45.7	5,460.8
Operating costs and expenses:
Operating expense, excluding depreciation and amortization	1,636.7	18.0	1,654.7
Non-cash interest expense related to NCM exhibitor service agreement	—	41.5	41.5
Net earnings	123.9	(13.8)	110.1

Disaggregation of Revenue:  Revenue is disaggregated in the following tables by major revenue types and by timing of revenue recognition:

Year Ended
(In millions)	December 31, 2018
Major revenue types
Admissions	$3,385.0
Food and beverage	1,671.5
Other theatre:
Advertising	142.2
Other theatre	262.1
Other theatre	404.3
Total revenues	$5,460.8

Year Ended
(In millions)	December 31, 2018
Timing of revenue recognition
Products and services transferred at a point in time	$5,218.7
Products and services transferred over time (1)	242.1
Total revenues	$5,460.8

(1)	Amounts primarily include advertising revenues.

The following tables provide the balances of receivables and deferred revenue income:

(In millions)	December 31, 2018	December 31, 2017
Current assets:
Receivables related to contracts with customers	$183.2	$204.3
Miscellaneous receivables	76.3	67.2
Receivables, net	$259.5	$271.5

(In millions)	December 31, 2018	December 31, 2017
Current liabilities:
Deferred revenue related to contracts with customers	$412.8	$376.1
Miscellaneous deferred income	2.0	24.9
Deferred revenue and income	$414.8	$401.0

The significant changes in contract liabilities with customers included in deferred revenues and income are as follows:

Deferred Revenues
Related to Contracts
(In millions)	with Customers
Balance as of December 31, 2017	$376.1
Cumulative effect of initially applying ASC 606	(10.0)
Cash received in advance (1)	463.4
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	30.0
Food and beverage (2)	55.2
Other theatre (2)	8.9
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(329.9)
Food and beverage (3)	(82.3)
Other theatre (4)	(97.0)
Business combination - Nordic purchase price allocation (5)	(2.3)
Foreign currency translation adjustment	0.7
Balance as of December 31, 2018	$412.8

(1)	Includes movie tickets, food and beverage, gift cards, exchange tickets, and AMC Stubs® loyalty membership fees.
(2)	Amount of rewards accumulated, net of expirations, that are attributed to AMC Stubs® and other loyalty programs.
(3)	Amount of rewards redeemed that are attributed to gift cards, exchange tickets, movie tickets, AMC Stubs® loyalty programs and other loyalty programs.
(4)	Amounts relate to income from non-redeemed or partially redeemed gift cards, non-redeemed exchange tickets, AMC Stubs® loyalty membership fees and other loyalty programs.
(5)	See Note 3 – Acquisitions for further information.

The significant changes to contract liabilities included in the exhibitor services agreement, classified as long-term liabilities in the consolidated balance sheets, are as follows:

Exhibitor Services
(In millions)	Agreement
Balance as of December 31, 2017	$530.9
Cumulative effect of initially applying ASC 606	52.9
Common Unit Adjustment – surrender of common units (1)	(5.2)
Reclassification of the beginning balance to other theatre revenue, as the result of performance obligations satisfied	(14.6)
Balance as of December 31, 2018	$564.0

(1)

Represents the fair value amount of the NCM common units that were surrendered due to the annual Common Unit Adjustment. Such amount will reduce the deferred revenues that are being amortized to other theatre revenues over the remainder of the 30-year term of the ESA ending in February 2037. See Note 6 – Investments for further information.

Transaction Price Allocated to the Remaining Performance Obligations:  The following table includes the amount of NCM ESA, included in deferred revenues and income in the Company’s consolidated balance sheets, that is expected to be recognized as revenues in the future related to performance obligations that are unsatisfied as of December 31, 2018:

(In millions)	Year Ended 2019	Year Ended 2020	Year Ended 2021	Year Ended 2022	Year Ended 2023	Years Ended 2024 through February 2037
Exhibitor services agreement	$15.7	$16.8	$18.1	$19.4	$20.9	$473.1

The total amount of non-redeemed gifts cards and exchange tickets included in deferred revenues and income as of December 31, 2018 was $337.4 million. This will be recognized as revenues as the gift cards and exchange tickets are redeemed or as the non-redeemed gift card and exchange ticket revenues are recognized in proportion to the pattern of actual redemptions, which is estimated to occur over the next 24 months.

As of December 31, 2018, the amount of deferred revenue allocated to the AMC Stubs® loyalty programs included in deferred revenues and income was $47.7 million. The earned points will be recognized as revenue as the points are redeemed, which is estimated to occur over the next 24 months. The annual membership fee is recognized ratably over the one-year membership period.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 3 – ACQUISITIONS

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

(In millions)	Final
Cash	$41.6
Receivables	26.2
Other current assets	58.1
Property	736.0
Intangible assets	114.4
Goodwill	924.7
Deferred tax asset	23.3
Other long-term assets	29.6
Accounts payable	(78.9)
Accrued expenses and other liabilities	(120.3)
Deferred revenues and income	(20.0)
9% Senior Secured Note GBP due 2018	(382.9)
4.93% Senior Secured Note EUR due 2018	(213.7)
Capital lease and financing lease obligations	(368.2)
Deferred tax liability	(16.8)
Other long-term liabilities	(116.0)
Total estimated purchase price	$637.1

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

(In millions)	Final
Cash	$86.5
Receivables	12.0
Other current assets	13.5
Property	637.3
Intangible assets	20.4
Goodwill	652.6
Other long-term assets	19.4
Accounts payable	(37.0)
Accrued expenses and other liabilities	(53.3)
Deferred revenues and income	(20.6)
Deferred tax asset (liability)	68.7
6% Senior Secured Notes due 2023	(242.1)
Capital and financing lease obligations	(223.7)
Other long-term liabilities	(75.5)
Total estimated purchase price	$858.2

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

Department of Justice Final Judgment - In connection with the acquisition of Carmike the Company entered into a Final Judgment with the United States Department of Justice on March 7, 2017, pursuant to which the Company agreed to take certain actions to enable it to complete its acquisition of Carmike, including the divestiture of 17 movie theatres (and certain related assets) in the 15 local markets where the Company and Carmike are direct competitors to one or more acquirers acceptable to the DOJ (the Company received gross proceeds of $25.1 million related to divested theatre assets that were held for sale and sold during the year ended December 31, 2017); establish firewalls to ensure the Company does not obtain National CineMedia, LLC’s (“NCM LLC”), National CineMedia, Inc. (“NCM, Inc” and collectively with NCM LLC “NCM”) Screenvision’s or other exhibitors competitively sensitive information; relinquish seats on NCM’s board of directors and all other NCM governance rights; and transfer 24 theatres comprising 384 screens (which represent less than 2% of NCM’s total network) to the Screenvision network. This includes five Carmike theatres that implemented the Screenvision network prior to completion of the Carmike acquisition, an AMC theatre required to extend its existing term with the Screenvision network, and an AMC theatre that was also included in the divestitures. The settlement agreement also requires the Company to divest the majority of its equity interests in NCM, so that by June 20, 2019, it owns no more than 4.99% of NCM’s outstanding equity interests on a fully converted basis. The Company sold 14,800,000 NCM, Inc. common shares during the year ended December 31, 2017 and has satisfied the DOJ divestiture requirements related to NCM for calendar 2017 as calculated pursuant to the Final Judgment. In addition, in accordance with the terms of the settlement, effective December 20, 2016, Craig R. Ramsey, executive vice president and Chief Financial Officer of the Company, resigned his position as a member of the Board of Directors of NCM, Inc. On June 18, 2018, the Company entered into two Unit Purchase Agreements with each of Regal and Cinemark pursuant to which Regal and Cinemark each separately agreed to purchase 10,738,740 common units of NCM at a sales price of $7.30 per unit and aggregate consideration of approximately $156.8 million. The Sales closed on July 5, 2018. Following the closing of the Sales, the Company no longer owns any shares of common stock in NCM, Inc. or common units in NCM. NCM consented to the Sales and waived its rights under the memorandum of understanding that provided the Company would not reduce its combined ownership of NCM and NCM, Inc. below 4.5%.

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

The acquisition is being treated as a purchase in accordance with ASC Topic 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management’s judgment after evaluating several factors, including a valuation assessment. The Company finalized the appraisals for both tangible and intangible assets and liabilities during the three months ended March 31, 2018. The following is a summary of the final allocation of the purchase price:

(In millions)	Final
Cash	$71.4
Restricted cash	5.9
Receivables	13.4
Other current assets	23.6
Property (1)	133.2
Intangible assets (1) (2)	22.1
Goodwill (3)	792.9
Deferred tax asset	0.9
Other long-term assets (6)	75.2
Accounts payable	(30.2)
Accrued expenses and other liabilities	(36.1)
Deferred revenues and income	(41.2)
Term Loan Facility (SEK)	(144.4)
Term Loan Facility (EUR)	(169.5)
Revolving Credit Facility (1)	—
Capital lease and financing lease obligations (1)(4)	(10.0)
Deferred tax liability	(18.7)
Other long-term liabilities (5)	(33.6)
Total estimated purchase price	$654.9

(1)

Amounts recorded for property include land, buildings, capital lease assets, leasehold improvements, furniture, fixtures and equipment. During the year ended December 31, 2018, the Company recorded measurement period adjustments primarily related to the preliminary valuation of property, intangible assets, equity method investments, financing lease obligations and related tax adjustments.

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

During the years ended December 31, 2018 and December 31, 2017, the Company incurred acquisition-related and transition costs for Nordic of approximately $1.5 million and $10.1 million,  which were included in general and administrative expense: merger, acquisition and transaction costs in the consolidated statements of operations. Nordic was acquired on March 28, 2017 and the Company immediately began integrating the operations. The revenues for Nordic during the year ended December 31, 2018 were $374.1 million, and net earnings was $40.9 million for the year ended December 31, 2018.

Pro Forma Results of Operations (Unaudited)

The following selected comparative unaudited actual results of operation information for the year ended December 31, 2018, and the comparative unaudited pro forma results of operations for the years ended December 31, 2017, and December 31, 2016 assumes that the Odeon, Carmike, and Nordic acquisitions occurred at the beginning of 2016, and reflects the full results of operations for the years presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Odeon, Carmike, and Nordic to reflect the fair value adjustments to property and equipment and financing obligations. The pro forma financial information presented includes the effects of adjustments related to preliminary values assigned to long-lived assets, including depreciation charges from acquired property and equipment, interest expense and incremental shares issued from financing the acquisitions and the related income tax effects and the elimination of Carmike and AMC historical revenues and expenses for theatres in markets that were divested as required by the Department of Justice. Merger, acquisition and transaction costs directly related to the acquisitions have not been removed.

	Actual	Pro Forma	Pro Forma
	Year Ended	Year Ended	Year Ended
(In millions)	December 31, 2018	December 31, 2017	December 31, 2016
Revenues	$5,460.8	$5,156.0	$5,256.5
Operating income (loss)	$265.0	$108.8	$191.8
Net earnings (loss)	$110.1	$(497.1)	$(88.0)
Earnings (loss) per share:
Basic	$0.91	$(3.88)	$(0.67)
Diluted	$0.41	$(3.88)	$(0.67)

NOTE 4 – PROPERTY

A summary of property is as follows:

(In millions)	December 31, 2018	December 31, 2017
Property owned:
Land	$104.6	$130.5
Buildings and improvements	878.2	949.9
Leasehold improvements	1,560.7	1,198.0
Furniture, fixtures and equipment	2,065.4	1,970.6
	4,608.9	4,249.0
Less: accumulated depreciation	1,668.3	1,248.6
	2,940.6	3,000.4

Property leased under capital leases:
Building and improvements	127.8	134.4
Less: accumulated depreciation and amortization	28.8	18.3
	99.0	116.1
	$3,039.6	$3,116.5

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

Depreciation expense was $498.2 million, $495.2 million, and $239.9 million for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively.

NOTE 5 –  GOODWILL AND INTANGIBLE ASSETS

Activity of goodwill is presented below:

(In millions)	U.S. Markets	International Markets(2)	Total
Balance as of December 31, 2016	3,044.8	888.2	3,933.0
Acquisition of Nordic	—	872.1	872.1
Adjustments to acquisition of Nordic(1)	—	(72.8)	(72.8)
Adjustments to acquisition of Odeon(1)	—	26.1	26.1
Adjustments to acquisition of Carmike(1)	27.8	—	27.8
Currency translation adjustment	—	145.5	145.5
Balance as of December 31, 2017	$3,072.6	$1,859.1	$4,931.7
Adjustments to the acquisition of Nordic	—	(6.4)	(6.4)
Currency translation adjustment	—	(136.6)	(136.6)
Balance as of December 31, 2018	$3,072.6	$1,716.1	$4,788.7

(1)	Change in goodwill from purchase price allocation adjustments. See Note 3 – Acquisitions for further information.

(2)	As of December 31, 2018, the goodwill for the Odeon Theatres reporting unit and the Nordic Theatres reporting unit was $940.1 million and $776.0 million, respectively.

Detail of other intangible assets is presented below:

		December 31, 2018		December 31, 2017
		Gross		Gross
	Remaining	Carrying	Accumulated	Carrying	Accumulated
(In millions)	Useful Life	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Favorable leases	1 to 40 years	$206.0	$(55.4)	$209.8	$(42.1)
Management contracts and franchise rights	1 to 7 years	11.8	(6.2)	16.1	(5.5)
Non-compete agreement	2 years	2.6	(1.5)	2.6	(1.0)
Starplex trade name	8 years	7.9	(1.8)	7.9	(1.0)
Carmike trade name	5 years	9.3	(2.7)	9.3	(1.4)
NCM tax receivable agreement	18 years	20.9	(5.3)	20.9	(4.5)
Total, amortizable		$258.5	$(72.9)	$266.6	$(55.5)
Unamortized Intangible Assets:
AMC trademark		$104.4		$104.4
Odeon trade names		51.4		54.3
Nordic trade names		10.7		10.7
Total, unamortizable		$166.5		$169.4

Amortization expense associated with the intangible assets noted above is as follows:

	Year Ended
(In millions)	December 31, 2018	December 31, 2017	December 31, 2016
Recorded amortization	$19.2	$20.0	$9.6

Estimated annual amortization for the next five calendar years for intangible assets is projected below:

(In millions)	2019	2020	2021	2022	2023
Projected annual amortization	$16.8	$15.7	$14.4	$13.0	$12.2

NOTE 6 –  INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the Consolidated Balance Sheets in other long-term assets. Investments in non-consolidated affiliates as of December 31, 2018, include interests in DCIP of 29.0%, DCDC of 14.6%, AC JV, owner of Fathom Events, of 32.0%, SV Holdco, owner of Screenvision, 18.4% and DCM of 50.0%. The Company also has partnership interests in four U.S. motion picture theatres and one IMAX® screen of 50.0% (“Theatre Partnerships”) and approximately 50.0% interest in 58 theatres in Europe acquired in the Odeon and Nordic acquisitions. Indebtedness held by equity method investees is non-recourse to the Company.

At December 31, 2018, the Company’s recorded investments are greater than its proportional ownership of the underlying equity in its non-consolidated affiliates by approximately $40.0 million.

Amounts payable to U.S. Theatre Partnerships were $0.9 million and $2.8 million as of December 31, 2018 and December 31, 2017, respectively.

RealD Inc. Common Stock

During the year ended December 31, 2018, the Company entered into a Stock Issuance and Restrictions Agreement with RealD Holdings Inc. (“RealD”). The new agreement replaces a similar agreement with RealD for the lease of RealD 3D systems where rental payments continue to be variable and based on paid admissions and extends the term of the agreement to December 31, 2024. The investments are recorded at cost following the measurement alternative as there is no established market for the securities and the Company does not have significant influence over these entities.

The Company sold 1,222,780 shares in RealD Inc. during the year ended December 31, 2016 and recognized a gain on sale of $3.0 million.

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

On June 18, 2018, the Company entered into two Unit Purchase Agreements (the “Agreements”) with each of Regal Cinemas, Inc. (“Regal”) and Cinemark USA, Inc. (“Cinemark”) pursuant to which Regal and Cinemark each separately agreed to purchase 10,738,740 common units of NCM at a sales price of $7.30 per unit and aggregate consideration of approximately $156.8 million (the “Sales”). The Sales closed on July 5, 2018. Following the closing of the Sales, the Company no longer owns any shares of common stock in NCM, Inc. or common units in NCM. NCM consented to the Sales and waived its rights under the memorandum of understanding that provided the Company would not reduce its combined ownership of NCM and NCM, Inc. below 4.5%. The Company recorded a $28.9 million gain on the sale of its NCM investment during the year ended December 31, 2018.

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

The Company has a mortgage note payable to NCM in the amount of $1.3 million in current maturities of corporate borrowings and capital and finance lease obligations.

During the years ended December 31, 2018, December 31, 2017, and December 31, 2016, payments received of $5.4 million, $6.0 million, and $7.8 million, respectively, related to the NCM tax receivable agreement were recorded in investment expense (income), net of related amortization for the NCM tax receivable agreement intangible asset.

SV Holdco. (“Screenvision”)

The Company acquired its investment in SV Holdco on December 21, 2016, in connection with the acquisition of Carmike. SV Holdco is a holding company that owns and operates the Screenvision advertising business through a subsidiary entity. SV Holdco has elected to be taxed as a partnership for U.S. federal income tax purposes.

On May 30, 2018, Screenvision entered into an Agreement and Plan of Merger which resulted in a change of control in Screenvision. The Company received distributions and merger consideration of $45.9 million on July 2, 2018 upon consummation of the Screenvision merger and retains a 18.4% common membership interest. The Company reduced the carrying value of its investment in Screenvision to $0 and recorded equity in earnings for the excess distribution of $30.1 million during the year ended December 31, 2018.

The Company recorded the following related party transactions with Screenvision:

	As of	As of
(In millions)	December 31, 2018	December 31, 2017
Due from Screenvision for on-screen advertising revenue	$2.7	$3.1

	Year Ended	Year Ended	Year Ended
(In millions)	December 31, 2018	December 31, 2017	December 31, 2016
Screenvision screen advertising revenues	$15.1	$14.0	$1.6

Digital Cinema Media

The Company acquired its equity investment in DCM on November 30, 2016, in connection with the acquisition of Odeon. The Company receives advertising services from DCM for its Odeon Theatres in International markets through a joint venture in which it has a 50% ownership interest. As of December 31, 2018, Odeon held a note receivable from DCM in the amount of $0.6 million.

The Company recorded the following related party transactions with DCM:

	As of	As of
(In millions)	December 31, 2018	December 31, 2017
Due from DCM for on-screen advertising revenue	$2.8	$4.6

	Year Ended	Year Ended	Year Ended
(In millions)	December 31, 2018	December 31, 2017	December 31, 2016
DCM screen advertising revenues	$20.1	$23.3	$3.1

DCIP Transactions

The Company will make capital contributions to DCIP for projector and installation costs in excess of an agreed upon cap. The Company pays equipment rent monthly and records the equipment rental expense on a straight-line basis over 12 years.

The Company recorded the following related party transactions with DCIP:

	As of	As of
(In millions)	December 31, 2018	December 31, 2017
Due from DCIP for warranty expenditures	$3.4	$2.8
Deferred rent liability for digital projectors	7.8	8.1

(In millions)	December 31, 2018	December 31, 2017	December 31, 2016
Digital equipment rental expense	$6.5	$5.7	$5.0

Open Road Films Transactions

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

The Company recorded the following related party transactions with AC JV:

	As of	As of
(In millions)	December 31, 2018	December 31, 2017
Due to AC JV for Fathom Events programming	2.5	0.5

	Year Ended	Year Ended	Year Ended
(In millions)	December 31, 2018	December 31, 2017	December 31, 2016
Film exhibition costs:
Gross exhibition cost on Fathom Events programming	$12.9	$12.5	$8.0

The Company recorded the following related party transactions with the Nordic theatre JV’s:

	As of	As of
(In millions)	December 31, 2018	December 31, 2017
Due from Nordic JVs	$2.6	$5.7
Due to Nordic JVs for management services	1.7	2.5

Summary Financial Information

Investments in non-consolidated affiliates accounted for under the equity method as of December 31, 2018, include interests in NCM, SV Holdco, DCM, DCIP, AC JV, DCDC, 58 theatres in Europe acquired in the Nordic acquisition, two U.S. motion picture theatres and one IMAX® screen, and other immaterial investments.

Condensed financial information of the Company’s significant non-consolidated equity method investments is shown below with amounts presented under U.S. GAAP.

	December 31, 2018
(In millions)	DCIP	Other	Total
Current assets	$57.9	$170.4	$228.3
Noncurrent assets	684.3	201.0	885.3
Total assets	742.2	371.4	1,113.6
Current liabilities	60.7	99.4	160.1
Noncurrent liabilities	132.1	207.7	339.8
Total liabilities	192.8	307.1	499.9
Stockholders’ equity (deficit)	549.5	64.3	613.8
Liabilities and stockholders’ equity (deficit)	742.2	371.4	1,113.6
The Company’s recorded investment (1)	$152.5	$79.9	$232.4

	December 31, 2017
(In millions)	NCM	DCIP	Other	Total
Current assets	$173.5	$56.3	$172.6	$402.4
Noncurrent assets	759.2	771.3	226.5	1,757.0
Total assets	932.7	827.6	399.1	2,159.4
Current liabilities	125.4	52.5	117.5	295.4
Noncurrent liabilities	923.3	302.4	70.5	1,296.2
Total liabilities	1,048.7	354.9	188.0	1,591.6
Stockholders’ equity (deficit)	(116.0)	472.7	211.1	567.8
Liabilities and stockholders’ equity (deficit)	932.7	827.6	399.1	2,159.4
The Company’s recorded investment (1)	$167.9	$129.6	$92.0	$389.5

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

Condensed financial information of the Company’s significant non-consolidated equity method investments is shown below and amounts are presented under U.S. GAAP for the periods of ownership by the Company:

	Year Ended December 31, 2018
(In millions)	NCM	DCIP	Other	Total
Revenues	$193.9	$176.7	$532.2	$902.8
Operating costs and expenses	171.9	81.9	489.2	743.0
Net earnings	$22.0	$94.8	$43.0	$159.8

(1)	The NCM condensed financial information represents the period January 1, 2018 through the date the Sale closed July 5, 2018.

	Year Ended December 31, 2017
(In millions)	NCM	DCIP	Other	Total
Revenues	$426.1	$177.4	$581.9	$1,185.4
Operating costs and expenses	324.2	84.3	550.9	959.4
Net earnings (loss)	$101.9	$93.1	$31.0	$226.0

	Year Ended December 31, 2016
(In millions)	NCM	DCIP	Other	Total
Revenues	$447.6	$178.8	$494.7	$1,121.1
Operating costs and expenses	338.3	89.6	533.8	961.7
Net earnings (loss)	$109.3	$89.2	$(39.1)	$159.4

The components of the Company’s recorded equity in earnings (losses) of non-consolidated entities are as follows:

	Year Ended	Year Ended	Year Ended
(In millions)	December 31, 2018	December 31, 2017	December 31, 2016
National CineMedia (1)	$17.9	$(216.3)	$17.6
Digital Cinema Implementation Partners, LLC	29.1	28.6	27.5
Other	39.7	2.5	2.6
The Company’s recorded equity (loss) in earnings	$86.7	$(185.2)	$47.7

(1)	Includes both NCM, LLC and NCM, Inc.

The Company recorded the following changes in the carrying amount of its investment in NCM LLC and equity in earnings of NCM LLC during the years ended December 31, 2018, December 31, 2017, and December 31, 2016:

			Accumulated			G&A: Mergers
		Exhibitor	Other		Equity in	and
	Investment	Services	Comprehensive	Cash	(Earnings)	Acquisitions	Advertising
(In millions)	in NCM	Agreement(1)	(Income)/Loss	Received	Losses	Expense	(Revenue)
Ending balance at December 31, 2015	$327.5	$(377.6)	$(4.0)	$22.7	$(11.2)	$—	$(15.3)
Exchange of common units	0.4	—	—	—	—	—	—
Receipt of excess cash distributions	(21.6)	—	—	21.6	—	—	—
Amortization of ESA	—	18.4	—	—	—	—	(18.4)
Equity in earnings	19.0	—	—	—	(19.0)	—	—
Equity in loss from amortization of basis difference	(1.4)	—	—	—	1.4	—	—
Ending balance at December 31, 2016	$323.9	$(359.2)	$(4.0)	$21.6	$(17.6)	$—	$(18.4)
Receipt of common units	235.2	(235.2)	—	—	—	—	—
Receipt of excess cash distributions	(28.6)	—	—	28.6	—	—	—
Surrender of common units for transferred theatres	(36.4)	35.7	—	—	0.7	—	—
Surrender of common units for make whole agreement	(23.1)	—	—	—	0.5	22.6	—
Other-than-temporary impairment loss - held for sale	(206.3)	—	—	—	206.3	—	—
Units exchanged for NCM, Inc. common shares	(116.5)	—	—	—	—	—	—
Equity in earnings	15.3	—	1.5	—	(16.8)	—	—
Equity in loss from amortization of basis difference	(2.4)	—	—	—	2.4	—	—
Amortization of ESA	—	27.8	—	—	—	—	(27.8)
Ending balance at December 31, 2017	$161.1	$(530.9)	$(2.5)	$28.6	$193.1	$22.6	$(27.8)
ASC 606 revenue recognition change in amortization method	—	(52.9)	—
Surrender of common units for common unit adjustment	(6.3)	5.2	—	$—	$1.1	$—	$—
Receipt of excess cash distributions	(15.3)	—	—	15.3	—	—	—
Impairment loss - held for sale	(14.4)	—	—	—	14.4	—	—
Expenses on sale of NCM common units	—	—	—	(1.4)	1.4	—	—
Sale of NCM common units	(128.3)	—	2.4	156.8	(30.9)	—	—
Equity in earnings	3.2	—	0.1	—	(3.3)	—	—
Amortization of ESA	—	14.6	—	—	—	—	(14.6)
Ending balance at December 31, 2018	$—	$(564.0)	$—	$170.7	$(17.3)	$—	$(14.6)

(1)

Represents the unamortized portion of the ESA with NCM. Such amounts are being amortized to other theatre revenues over the remainder of the 30-year term of the ESA ending in 2037. See Note 1 – The Company and Significant Accounting Policies and Note 2 – Revenue Recognition f0r information on the effects of adopting ASC 606.

NOTE 7 – SUPPLEMENTAL BALANCE SHEET INFORMATION

Assets held for sale, other assets and liabilities consist of the following:

(In millions)	December 31, 2018	December 31, 2017
Other current assets:
Prepaid rent	$82.3	$63.9
Income taxes receivable	24.7	26.5
Prepaid insurance and other	17.5	50.2
Merchandise inventory	35.2	34.0
Other	38.1	28.0
	$197.8	$202.6
Other long-term assets:
Investments in real estate	$16.2	$7.6
Deferred financing costs revolving credit facility	6.7	9.5
Investments in equity method investees	232.4	389.5
Less: Reclassified to held for sale (1)	—	(80.0)
Computer software	104.3	83.7
Investment in common stock	30.9	15.0
Pension	25.7	26.9
Derivative asset	55.7	—
Other	33.6	23.7
	$505.5	$475.9
Accrued expenses and other liabilities:
Taxes other than income	$73.4	$87.6
Interest	32.6	27.5
Payroll and vacation	39.6	30.4
Current portion of casualty claims and premiums	11.2	11.0
Accrued bonus	39.6	18.5
Theatre and other closure	5.6	8.8
Accrued licensing and percentage rent	18.9	20.4
Current portion of pension	0.3	0.3
Other	157.3	146.6
	$378.5	$351.1
Other long-term liabilities:
Unfavorable lease obligations	$176.6	$221.3
Deferred rent	518.5	467.7
Pension	54.6	62.7
Deferred gain	102.4	76.8
RealD deferred lease incentive	11.7	8.2
Casualty claims and premiums	15.2	17.1
Theatre and other closure	12.5	18.7
Other	71.6	31.3
	$963.1	$903.8

(1)	As of December 31, 2017, assets held for sale includes the fair market value of NCM units of $80.0 million.

NOTE 8 –  CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS

A summary of the carrying value of corporate borrowings and capital and financing lease obligations is as follows:

(In millions)	December 31, 2018	December 31, 2017
Odeon Revolving Credit Facility Due 2022 (2.5% + Base Rate of 0.75% as of December 31, 2018)	$11.9	$—
Senior Secured Credit Facility-Term Loan due 2022 (4.7051% as of December 31, 2018)	854.2	863.0
Senior Secured Credit Facility-Term Loan due 2023 (4.7051% as of December 31, 2018)	491.2	496.3
6.0% Senior Secured Notes due 2023	230.0	230.0
2.95% Senior Unsecured Convertible Notes due 2024	600.0	—
5.0% Promissory Note payable to NCM due 2019	1.3	2.8
5.875% Senior Subordinated Notes due 2022	375.0	375.0
6.375% Senior Subordinated Notes due 2024 (£500 million par value)	634.1	675.1
5.75% Senior Subordinated Notes due 2025	600.0	600.0
5.875% Senior Subordinated Notes due 2026	595.0	595.0
6.125% Senior Subordinated Notes due 2027	475.0	475.0
Capital and financing lease obligations, 5.75% - 11.5%	560.3	651.4
Debt issuance costs	(104.4)	(103.7)
Net premiums and (discounts)	(64.4)	26.8
Derivative liability	24.0	—
	5,283.2	4,886.7
Less:
Current maturities	(82.2)	(87.7)
	$5,201.0	$4,799.0

Minimum annual payments required under existing capital and financing lease obligations (net present value thereof) and maturities of corporate borrowings as of December 31, 2018 are as follows:

				Principal
	Capital and Financing Lease Obligations			Amount of
	Minimum Lease			Corporate
(In millions)	Payments	Less Interest	Principal	Borrowings	Total
2019	$100.7	$33.7	$67.0	$15.2	$82.2
2020	96.6	29.4	67.2	13.8	81.0
2021	87.8	25.2	62.6	13.8	76.4
2022	82.7	21.1	61.6	1,219.7	1,281.3
2023	70.4	17.3	53.1	701.3	754.4
Thereafter	331.5	82.7	248.8	2,904.1	3,152.9
Total	$769.7	$209.4	$560.3	$4,867.9	$5,428.2

Senior Unsecured Convertible Notes due 2024

Carrying value (in millions) as of December 31, 2018:

	Carrying Value			Carrying Value
	at Issuance on	Additional	(Increase) decrease to	as of
	September 14, 2018	Deferred Charges	Net Earnings	December 31, 2018
Principal balance	$600.0	$—	$—	$600.0
Discount	(90.4)	—	3.7	(86.7)
Debt issuance costs	(12.5)	(1.1)	0.6	(13.0)
Derivative liability	90.4	—	(66.4)	24.0
Carrying Value	$587.5	$(1.1)	$(62.1)	$524.3

On September 14, 2018, the Company issued $600.0 million aggregate principal amount of its 2.95% Senior Unsecured Convertible Notes due 2024 (the "Convertible Notes due 2024"). The Convertible Notes due 2024 mature on September 15, 2024, subject to earlier conversion by the holders thereof, repurchase by the Company at the option of the holders or redemption by the Company upon the occurrence of certain contingencies, as discussed below. Upon maturity, the $600.0 million principal amount of the Convertible Notes due 2024 will be payable in cash. The Company will pay interest in cash on the Convertible Notes due 2024 at 2.95% per annum, semi-annually in arrears on September 15th and March 15th, commencing on March 15, 2019. The Company used the net proceeds from the sale of the Convertible Notes due 2024 to repurchase and retire 24,057,143 shares of Class B common stock held by Wanda for $17.50 per share or approximately $421.0 million, associated legal fees of $2.6 million, and to pay a special dividend of $1.55 per share of Class A common stock and Class B common stock, or approximately $160.5 million on September 28, 2018 to shareholders of record on September 25, 2018.

The Company bifurcated the conversion feature from the principal balance of the Convertible Notes due 2024 as a derivative liability because (1) a conversion feature is not clearly and closely related to the debt instrument and the reset of the conversion price discussed in the following paragraph causes the conversion feature to not be considered indexed to the Company’s equity, (2) the conversion feature standing alone meets the definition of a derivative, and (3) the Convertible Notes due 2024 are not remeasured at fair value each reporting period with changes in fair value recorded in the consolidated statement of operations. The initial derivative liability of $90.4 million is offset by a discount to the principal balance and is amortized to interest expense resulting in an effective rate of 5.98% over the term of the Convertible Notes due 2024. The Company also recorded debt issuance costs of approximately $13.6 million related to the issuance of the Convertible Notes due 2024 and will amortize those costs to interest expense under the effective interest method over the term of the Convertible Notes due 2024. The Company recorded interest expense for the period from September 14, 2018 to December 31, 2018 of $9.7 million. The derivative liability is remeasured at fair value each reporting period with changes in fair value recorded in the consolidated statement of operations as other expense or income. See Note 15 – Fair Value Measurements for a discussion of the valuation methodology. For the year ended December 31, 2018, this resulted in other income of $66.4 million. The principal balance exceeded the if-converted value of the Convertible Notes due 2024 by approximately $211.2 million as of December 31, 2018 based on the closing price per share of our common stock of $12.28 per share.

The Convertible Notes due 2024 are generally not convertible to equity in the first year after issuance. Upon conversion by a holder thereof, the Company shall deliver, at its election, either cash, shares of the Company’s Class A common stock or a combination of cash and shares of the Company’s Class A common stock at a conversion rate of 52.7704 per $1,000 principal amount of the Convertible Notes due 2024 (which represents an initial conversion price of $18.95), in each case subject to customary anti-dilution adjustments. As of December 31, 2018, the $600.0 million principal balance of the Convertible Notes due 2024 would be convertible into 31,662,269 shares of Class A common stock. In addition to typical anti-dilution adjustments, in the event that the then-applicable conversion price is greater than 120% of the average of the volume-weighted average price of the Company’s Class A common stock for the ten days prior to the second anniversary of issuance (the “Reset Conversion Price”), the conversion price for the Convertible Notes due 2024 is subject to a reset provision that would adjust the conversion price downward to such Reset Conversion Price. However, this conversion price reset provision is subject to a conversion price floor such that the shares of the Company’s Class A common stock issuable upon conversion would not exceed 30% of the Company’s then outstanding fully-diluted share capital after giving effect to the conversion. In addition, a trigger of the reset provision would result in up to 5,666,000 shares of the Company’s Class B common stock held by Wanda becoming subject to forfeiture and retirement by the Company at no additional cost pursuant to the stock repurchase agreement between the Company and

Wanda discussed in Note 9 – Stockholders’ Equity. This cancellation agreement is a contingent call option for the forfeiture shares, which is a freestanding derivative measured at fair value on a recurring basis. The feature is contingent on the same reset of the conversion price which is part of the conversion feature. The initial derivative asset of $10.7 million is offset by a credit to stockholders’ equity related to the Class B common stock purchase and cancellation. The forfeiture shares feature is not clearly and closely related to the Convertible Notes due 2024 host and it is bifurcated and accounted for as a derivative asset measured at fair value through earnings each reporting period with changes in fair value recorded in the consolidated statement of operations as other expense or income. See Note 15 – Fair Value Measurements for a discussion of the valuation methodology. For the year ended December 31, 2018, this resulted in other income of $45.0 million. Additionally, the conversion rate will be adjusted if any cash dividend or distribution is made to all or substantially all holders of the Company’s common stock (other than the special dividend referenced above and a regular, quarterly cash dividend that does not exceed $0.20 per share until the second anniversary of issuance and $0.10 per share thereafter). Any Convertible Notes due 2024 that are converted in connection with a Make-Whole Fundamental Change (as defined in the Indenture (the “Indenture”) governing the Convertible Notes due 2024) are, under certain circumstances, entitled to an increase in the conversion rate.

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

On September 14, 2018, in connection with the issuance of the Convertible Notes due 2024, the Company entered into an investment agreement (the “Investment Agreement”) providing for, among other things, registration rights with respect to the Convertible Notes due 2024 and the shares of Class A common stock underlying the Convertible Notes due 2024. Subject to the terms of the Investment Agreement, the Company was required to file a registration statement with the SEC not later than three months from the issuance date of the Convertible Notes in order to provide for resales of the Convertible Notes due 2024 and the shares of Class A common stock underlying the Convertible Notes to be made on a delayed or continuous basis pursuant to Rule 415 under the Securities Act. The Company filed a registration statement with the SEC on December 14, 2018 to fulfill this requirement.

Odeon Revolving Credit Facility

On December 7, 2017, the Company entered into a Revolving Credit Facility Agreement with Citigroup Global Markets Limited, Lloyds Bank PLC, Barclays Bank PLC and Bank of America Merrill Lynch International Limited as arrangers. The lenders make available a multicurrency revolving credit facility in an aggregate amount of £100.0 million ($126.8 million as of December 31, 2018). As of December 31, 2018, there were borrowings of £9.4 million ($11.9 million) outstanding and Odeon had £73.9 million ($93.7 million) available for borrowing, net £16.7 million ($21.2 million) letters of credit. The interest rate on each loan when drawn down under the revolving credit facility is 2.5% plus IBOR (meaning LIBOR, EURIBOR, CIBOR or STIBOR as applicable) per annum. The undrawn commitment fee is 0.5% of the undrawn amount per annum. All assets located in England and Wales have been pledged as collateral.

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

On February 13, 2017, the Company repaid the aggregate principal amount of Interim Bridge Loans of $350.0 million with a portion of the proceeds from its public offering of shares of Holdings Class A common stock, as discussed in Note 9 – Stockholders’ Equity. The Company recorded a loss of $0.4 million in other income, which included a write-off of deferred financing costs of $3.7 million, partially offset by a refund of fees of $3.3 million on the extinguishment of indebtedness related to the redemption of the interim bridge loan.

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

Fifth Amendment to Credit Agreement.    On August 14, 2018, the Company entered into the Fifth Amendment to Credit Agreement with Citicorp North America, Inc, as administrative agent and the other lenders party thereto (the “Fifth Amendment”), amending the Credit Agreement dated as of April 30, 2013. The Fifth Amendment made certain changes to certain covenants and definitions. These amendments to the Senior Secured Credit Agreement were executed in order to facilitate an internal reorganization due to recent tax changes and to make modifications which clarified certain ambiguities in the Senior Secured Credit Agreement.

The cash flows for the term loans due 2022 and 2023 were not changed as a result of the August 14, 2018 modification and the borrowing capacity under the Revolving Credit Agreement was not changed. As a result, the Company has accounted for the Fifth Amendment as a modification. The Company expensed $0.3 million of third-party costs during the year ended December 31, 2018 and capitalized $1.5 million debt issuance costs for amounts paid to lenders.

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

Promissory Note

See Note 6 – Investments for information regarding the 5% Promissory Note payable to NCM.

Financial Covenants

Each indenture relating to the Notes due 2022, the Sterling Notes due 2024, the Convertible Notes due 2024, the Notes due 2025, the Notes due 2026, and the Notes due 2027 allows the Company to incur specified permitted indebtedness (as defined therein) without restriction. Each indenture also allows the Company to incur any amount of additional debt as long as it can satisfy the coverage ratio of each indenture, after giving effect to the indebtedness on a pro forma basis. Under the indentures for the Notes due 2022, the Sterling Notes due 2024, the Convertible Notes due 2024, the Notes due 2025, the Notes due 2026, and the Notes due 2027 at December 31, 2018, the Company could borrow approximately $621.1 million including amounts discussed below available under its Revolving Credit facility and Odeon’s revolving credit facility. If the Company cannot satisfy the coverage ratios of the indentures, generally it can borrow an additional amount under the Senior Secured Credit Facility. The indentures also contain restrictions on the Company’s ability to pay dividends. Under the most restrictive provision set forth in the note indenture for the Notes due 2022, as of December 31, 2018, the Company could not make dividend payments in excess of approximately $2.5 billion in the aggregate. As of December 31, 2018, the Company had $211.2 million available for borrowing under its Senior

Secured Revolving Credit Facility and £73.9 million ($93.7 million) available for borrowing under its Odeon Revolving Credit Facility.

As of December 31, 2018, the Company was in compliance with all financial covenants relating to the Senior Secured Credit Facility, Odeon’s Revolving Credit Facility Agreement, the Senior Secured Notes due 2023, the Notes due 2022, the Sterling Notes due 2024, the Convertible Notes due 2024, the Notes due 2025, the Notes due 2026 and the Notes due 2027.

NOTE 9 –  STOCKHOLDERS’ EQUITY

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

Dividends

The following is a summary of dividends and dividend equivalents declared to stockholders during the year ended December 31, 2018:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 28, 2018	March 12, 2018	March 26, 2018	$0.20	$26.0
May 3, 2018	June 11, 2018	June 25, 2018	0.20	26.0
July 24, 2018	September 10, 2018	September 24, 2018	0.20	25.8
September 14, 2018	September 25, 2018	September 28, 2018	1.55	162.9
November 1, 2018	December 10, 2018	December 26, 2018	0.20	21.2

During the year ended December 31, 2018, the Company paid dividends and dividend equivalents of $258.1 million and accrued $4.0 million for the remaining unpaid dividends at December 31, 2018. The aggregate dividends paid for Class A common stock, Class B common stock, and dividend equivalents were approximately $122.0 million, $136.1 million, and $0.1 million, respectively.

On February 15, 2019, the Company declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, payable on March 25, 2019 to stockholders of record on March 11, 2019.

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

Related Party Transactions

As of December 31, 2018, and December 31, 2017, the Company recorded a receivable due from Wanda of $0.9 million and $0.6 million, respectively for reimbursement of general administrative and other expense incurred on behalf of Wanda. Total reimbursements of other expenses from Wanda were $0.0 million, $0.6 million and $0.5 million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively. The Company’s majority shareholder, Wanda, owns Legendary Entertainment, a motion picture production company. The Company will occasionally play Legendary’s films in its theatres, as a result of transactions with independent film distributors.

On September 14, 2018, the Company entered into the Investment Agreement with Silver Lake Alpine, L.P., an affiliate of Silver Lake Group, L.L.C. (“Silver Lake”), relating to the issuance to Silver Lake (or its designated affiliates) of $600.0 million principal amount of the Convertible Notes due 2024. See Note 8 – Corporate Borrowings - Senior Unsecured Convertible Notes due 2024 for more information.

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

On September 14, 2018, the Company used the proceeds from the Convertible Notes due 2024, and pursuant to a stock repurchase agreement between the Company and Wanda, repurchased 24,057,143 shares of Class B common stock at a price of $17.50 per share or $421.0 million and associated legal fees of $2.6 million. As of December 31, 2018, Wanda owns 50.01% of AMC through its 51,769,784 shares of Class B common stock. With the three-to-one voting ratio between our Class B and Class A common stock, Wanda retains voting control of AMC with 75.01% of the voting power of the Company’s common stock. As discussed in Note 8 up to 5,666,000 shares of Class B common stock are subject to forfeiture for no consideration in connection with the reset provision contained in the Indenture.

Temporary Equity

Certain members of management have the right to require Holdings to repurchase the Class A common stock held by them under certain limited circumstances pursuant to the terms of a stockholders agreement. Beginning on January 1, 2016 and ending on January 1, 2019 (or upon the termination of a management stockholders employment by the Company without cause, by the management stockholder for good reason, or due to the management stockholders death or disability) management stockholders will have the right, in limited circumstances, to require Holdings to purchase shares that are not fully and freely tradeable at a price equal to the price per share paid by such management stockholder with appropriate adjustments for any subsequent events such as dividends, splits, or combinations. The shares of Class A common stock subject to the stockholder agreement are classified as temporary equity, apart from permanent equity, as a result of the contingent redemption feature contained in the stockholder agreement. The Company determined the amount reflected in temporary equity for the Class A common stock-based on the price paid per share by the management stockholders and Wanda on August 30, 2012, the date Wanda acquired Holdings.

During the year ended December 31, 2018, one former employee and one current employee who held a total of 37,105 shares relinquished their put rights, therefore the related share amount of $0.4 million was reclassified to additional paid in capital, a component of stockholders’ equity.

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

The stockholders agreement for certain members of management ended on January 1, 2019 and the contingent redemption feature will no longer be operative in calendar 2019.

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

Repurchases may be made at management's discretion from time to time through open-market transactions including block purchases, through privately negotiated transactions, or otherwise until mid-August 2019 in accordance with all applicable securities laws and regulations. The extent to which AMC repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements, and other corporate considerations, as determined by AMC’s management team. Repurchases may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company’s management might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate the Company to repurchase any minimum dollar amount or number of shares and may be suspended for periods or discontinued at any time. During the year ended December 31, 2018, the Company repurchased 500,000 shares of Class A common stock at a cost of $8.2 million. During the year ended December 31, 2017, the Company repurchased 3,195,856 shares of Class A common stock at a cost of $47.5 million. As of December 31, 2018, $44.3 million remained available for repurchase under this plan. A two-year time limit has been set for the completion of this program, expiring August 2, 2019.

Stock-Based Compensation

Holdings adopted a stock-based compensation plan in December 2013.

The Company recorded stock-based compensation expense of $14.9 million, and $5.7 million, and $6.8 million within general and administrative: other during the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively. As of December 31, 2018, there was approximately $13.6 million of total unrecognized compensation cost, assuming attainment of the performance targets at 100%, related to stock-based compensation arrangements, of which $9.1 million and $4.5 million is expected to be recognized during the years ended December 31, 2019 and December 31, 2020, respectively.

2018 Stock-Based Compensation Summary (in millions):

	Amount Recognized	Amount	Expected to	Expected to
	Year Ended	Unrecognized	Recognize	Recognize
Grant	December 31, 2018	December 31, 2018	2019	2020
2018 Board of Directors	$0.5	$—	$—	$—
2018 RSU awards	3.3	6.7	3.4	3.3
2018 PSU awards	5.8	4.2	3.0	1.2
2017 RSU awards	1.8	1.4	1.4	—
2017 RSU NEO awards	1.3	1.3	1.3	—
2017 PSU awards	—	—	—	—
2016 RSU awards	1.1	—	—	—
2016 RSU NEO awards	1.1	—	—	—
2016 PSU awards	—	—	—	—
	$14.9	$13.6	$9.1	$4.5

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan provides for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSU’s”), performance stock units (“PSU’s), stock awards, and cash performance awards. The maximum number of shares of Holdings’ common stock available for delivery pursuant to awards granted under the 2013 Equity Incentive Plan is 9,474,000 shares. At December 31, 2018, the aggregate number of shares of Holdings’ common stock available for grant was 6,132,030 shares.

Awards Granted in 2018, 2017, and 2016

AMC’s Board of Directors approved awards of stock, RSU’s, and PSU’s to certain of the Company’s employees and directors under the 2013 Equity Incentive Plan. During years 2018, 2017, and 2016, the grant date fair value of these awards was based on the closing price of AMC’s stock on the date of grant, which ranged from $15.04 to $31.45 per share.

The award agreements generally had the following features:

•

Stock Award Agreement:  The Company granted 28,055, 13,684, and 21,342 fully vested shares of Class A common stock to its independent members of AMC’s Board of Directors during the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively. In connection with these Class A common stock grants, the Company recognized approximately $0.5, million, $0.4 million, and $0.5 million of expense in general and administrative: other expense during the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively.

	Vested	Recognized
	Class A	Upon
Stock Award Agreement	Common Stock	Grant
Year Granted	Granted	(in millions)
2018	28,055	$0.5
2017	13,684	0.4
2016	21,342	0.5

•

Restricted Stock Unit Award Agreement:  The Company granted 656,576, 201,726, and 145,739 RSU awards to certain members of management during the years ended on December 31, 2018, December 31, 2017, and December 31, 2016, respectively. Each RSU represents the right to receive one share of Class A common stock at a future date. The RSUs granted during 2018, 2017, and 2016 vest over three years with 1/3 vesting in each year. These RSUs will be settled within 30 days of vesting. A dividend equivalents equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs. The Company recognized approximately $6.2 million, $3.3 million, and

$1.2 million of expense in general and administrative: other expense during the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively.

		Recognized
Restricted Stock Unit		in 2018
Year Granted	Units Granted	(in millions)
2018	656,576	$3.3
2017	201,726	1.8
2016	145,739	1.1
		$6.2

•

Restricted Stock Unit Named Executive Officer Award Agreement:  During the year ended December 31, 2017, RSU awards of 129,214 units were granted to certain executive officers covered by Section 162(m) of the Internal Revenue Code. The RSUs will be forfeited if AMC does not achieve a specified cash flow from operating activities target for each of the years ended on December 31, 2017, 2018 and 2019. The RSUs vest over three years with 1/3 vesting in each of 2017, 2018 and 2019 if the cash flow from operating activities target is met. The vested RSUs will be settled within 30 days of vesting. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs. The grant date fair value was $4.1 million based on the probable outcome of the performance targets and a stock price of $31.45 on March 31, 2017. The Company recognized expense for these awards of $1.3 million and $1.4 million in general and administrative: other expense, during the each of the years ended December 31, 2018 and December 31, 2017, respectively, based on achievement of the performance condition for 2018 and 2017.

During the year ended December 31, 2016, RSU awards of 135,981 units were granted to certain executive officers covered by Section 162(m) of the Internal Revenue Code. The RSUs will be forfeited if AMC does not achieve a specified cash flow from operating activities target for each of the years ending December 31, 2016, 2017 and 2018. The RSUs vest over three years with 1/3 vesting in each of 2016, 2018 and 2019 if the cash flow from operating activities target is met. The vested RSUs will be settled within 30 days of vesting. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs. The grant date fair value was $3.4 million based on the probable outcome of the performance targets and a stock price of $24.88 on March 1, 2016. The Company recognized expense for these awards of $1.1 million in general and administrative: other expense, during each the of years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively, based on achievement of the performance conditions for 2018, 2017, and 2016.

•

Performance Stock Unit Award Agreement:  During the year ended December 31, 2018, PSU awards of 653,669 were granted to certain members of management and executive officers, with three-year cumulative Adjusted EBITDA, diluted earnings per share, and net profit performance target conditions and service conditions, covering a performance period beginning January 1, 2018 and ending on December 31, 2020. The PSUs will vest based on achieving 80% to 120% of the performance targets with the corresponding vested unit amount ranging from 30% to 200%. If the performance target is met at 100%, the PSU awards granted during the year ended December 31, 2018 will vest at 653,669 units in the aggregate. No PSUs will vest if Holdings does not achieve 80% of the three-year cumulative Adjusted EBITDA, diluted earnings per share, and net profit performance target. Additionally, unvested PSU’s shall be ratably forfeited upon termination of service prior to December 31, 2020. If service terminates prior to January 2, 2019, all unvested PSU’s shall be forfeited, if service terminates prior to January 2, 2020, 2/3 of unvested PSU’s shall be forfeited and if service terminates prior to January 4, 2021, 1/3 of unvested PSU’s shall be forfeited. The vested PSUs will be settled within 30 days of vesting which will occur upon certification of performance results by the Compensation Committee of the Board of Directors. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the PSUs began to accrue with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the PSUs. The Company recognized expense for these awards of $5.8 million in general and administrative: other expense, during the year ended December 31, 2018.

During the year ended December 31, 2017, PSU awards were granted to certain members of management and executive officers with three-year cumulative net profit, Adjusted EBITDA, and diluted earnings per share performance target conditions and service conditions, covering a performance period beginning January 1, 2017 and ending on December 31, 2019.

During the year ended December 31, 2017, the Company determined that achieving the three-year performance thresholds of the 2017 Performance Stock Units was improbable and reversed $1.8 million of stock-based compensation expense and ceased accruing any additional expense on these units. If the Company later determines that the performance thresholds of the 2017 Performance Stock Units is probable, then historical expense would be reinstated and accruals would resume. The Company did not recognize any further expense in 2018.

During the year ended December 31, 2016, PSU awards were granted to certain members of management and executive officers, with both a three-year cumulative adjusted free cash flow and net earnings performance target condition and a service condition, covering a performance period beginning January 1, 2016 and ended on December 31, 2018.

During the year ended December 31, 2017, the Company determined that achieving the three-year performance thresholds of the 2016 Performance Stock Units was improbable and reversed $2.0 million of stock-based compensation expense and ceased accruing any additional expense on these units. If the Company later determines that the performance thresholds of the 2016 Performance Stock Units becomes probable, then historical expense would be reinstated and accruals would resume. The Company did not recognize any further expense in 2018.

•

Performance Stock Unit Transition Award:    In recognition of the shift in 2016 from one-year to three-year performance periods for annual equity awards, on March 31, 2017, PSU transition awards were granted to certain members of management and executive officers, with net profit, Adjusted EBITDA, and diluted earnings per share performance target conditions and a service condition, covering a performance period beginning January 1, 2017 and ended on December 31, 2017.

No PSU Transition Awards vested in 2017 as the Company did not meet the fiscal year 2017 net profit threshold, and as a result, all of the PSUTs were forfeited and the units were returned to the 2013 Employee Incentive Plan pool.

In recognition of the shift from one year to three year performance periods for annual equity awards, during the year ended December 31, 2016, PSU transition awards were granted to certain members of management and executive officers, with both a 2016 adjusted free cash flow and net earnings performance target condition and a service condition, covering a performance period beginning January 1, 2016 and ended on December 31, 2016.

No PSU Transition Awards vested in 2016 as the Company did not achieve the adjusted free cash flow or net earnings minimum performance target.

The following table represents the nonvested RSU and PSU activity for the years ended December 31, 2018, December 31, 2017 and December 31, 2016:

		Weighted
		Average
	Shares of RSU	Grant Date
	and PSU	Fair Value
Beginning balance at January 1, 2016	19,226	29.59
Granted	618,092	24.88
Vested	(19,226)	29.59
Forfeited	(7,767)	24.88
Cancelled (1)	(53,815)	24.88
Beginning balance at January 1, 2017	556,510	$24.88
Granted	701,788	31.23
Vested	(92,722)	24.88
Forfeited	(44,309)	28.68
Cancelled (1)	(37,426)	31.45
Beginning balance at January 1, 2018	1,083,841	$28.61
Granted	1,313,152	15.65
Vested	(408,848)	21.68
Forfeited	(53,698)	20.69
Nonvested at December 31, 2018	1,934,447	$21.50

(1)	No PSU Transition Awards vested as the Company did not achieve the adjusted free cash flow or net earnings minimum performance target.

NOTE 10 –  INCOME TAXES

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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2018. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future taxable income. For the year ended December 31, 2018, the Company remained in a cumulative loss over the past three-year period.

On the basis of this evaluation, for the year ended December 31, 2017, a valuation allowance of $221.6 million was established domestically on the Company’s net deferred tax assets and considering indefinite-lived intangibles. The amount of deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income is reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for future taxable income. For the year ended December 31, 2018, the Company maintained its valuation allowance.

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

The Company has assessed the deemed mandatory repatriation provisions of the Tax Reform Act, and is projecting no impact to current year domestic taxable income as it relates to undistributed earnings of its foreign subsidiaries. The Company does not intend to distribute earnings in a taxable manner, and therefore intends to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction provided for in the Tax Reform Act, and earnings that would not result in any significant foreign taxes. As a result, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.

While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions.

The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company does not expect it will be subject to this tax in the current year and therefore has not included any tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2018.

The BEAT provisions in the Tax Reform Act eliminates the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The Company does not expect it will be subject to this tax in the current year and therefore has not included any tax impacts of BEAT in its consolidated financial statements for the year ended December 31, 2018.

The Income tax provision reflected in the consolidated statements of operations consists of the following components:

	Year Ended
(In millions)	December 31, 2018	December 31, 2017	December 31, 2016
Current:
Federal	$(0.5)	$(13.4)	$0.4
Foreign	5.0	5.3	1.5
State	15.5	4.4	2.0
Total current	20.0	(3.7)	3.9
Deferred:
Federal	0.8	116.4	37.8
Foreign	(7.5)	(5.5)	(4.1)
State	0.3	46.9	0.4
Total deferred	(6.4)	157.8	34.1
Total provision	$13.6	$154.1	$38.0

The Company generated alternative minimum taxes for the year ended December 31, 2017, which fully offset the taxes due to the utilization of tax credits. Under the Tax Reform Act, alternative minimum tax credit will be refundable in the future. The Company has reclassed the alternative minimum tax credits from deferred tax assets to a long-term tax receivable.

Pre-tax income (losses) consisted of the following:

	Year Ended
(In millions)	December 31, 2018	December 31, 2017	December 31, 2016
Domestic	$154.4	$(362.3)	$135.4
Foreign	(30.7)	29.2	14.3
Total	$123.7	$(333.1)	$149.7

The difference between the effective tax rate on earnings from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

	Year Ended
(In millions)	December 31, 2018	December 31, 2017	December 31, 2016
Income tax expense at the federal statutory rate	$26.0	$(116.6)	$52.4
Effect of:
State income taxes	8.9	(17.6)	6.5
Increase (decrease) in reserve for uncertain tax positions	5.2	2.1	(19.2)
Federal and state credits	(5.9)	(5.2)	(2.7)
Permanent items - transaction costs	—	2.0	5.7
Permanent items - other	5.7	(9.4)	4.4
Foreign rate differential	(5.9)	(15.3)	(2.2)
Change in legislation	—	88.6	(9.9)
Other	9.7	4.9	0.2
Valuation allowance	(30.1)	220.6	2.8
Income tax expense (benefit)	$13.6	$154.1	$38.0
Effective income tax rate	11.0%	(46.3)%	25.4%

The valuation allowance expense reflected in the 2017 tax rate reconciliation of $220.6 million consists of the initial domestic recognition of $432.0 million, net of domestic reductions due to the tax reform act of $(210.4) million and changes due to international operations of $(1.0) million.

The significant components of deferred income tax assets and liabilities as of December 31, 2018 and December 31, 2017 are as follows:

	December 31, 2018		December 31, 2017
	Deferred Income Tax		Deferred Income Tax
(In millions)	Assets	Liabilities	Assets	Liabilities
Tangible assets	$—	$(210.6)	$—	$(209.7)
Accrued liabilities	13.6	—	17.0	—
Intangible assets	—	(128.7)	—	(126.4)
Receivables	—	(3.7)	—	(9.1)
Investments	12.0	—	—	(64.0)
Capital loss carryforwards	1.0	—	—	—
Pension, postretirement and deferred compensation	21.9	—	22.0	—
Corporate borrowings	—	(111.6)	—	(90.8)
Deferred revenue	201.7	—	187.0	—
Lease liabilities	165.6	—	165.7	—
Capital and financing lease obligations	118.5	—	144.7	—
Other credit carryovers	17.7	—	16.6	—
Other comprehensive income	—	(1.0)	—	(0.4)
Net operating loss carryforwards	214.2	—	265.1	—
Total	$766.2	$(455.6)	$818.1	$(500.4)
Less: Valuation allowance	(323.6)	—	(338.4)	—
Net deferred income taxes	$442.6	$(455.6)	$479.7	$(500.4)

A rollforward of the Company’s valuation allowance for deferred tax assets is as follows:

		Additions		Charged
	Balance at	Charged	Charged	(Credited) to
	Beginning of	(Credited) to	(Credited) to	Other	Balance at
(In millions)	Period	Expenses	Goodwill	Accounts(1)	End of Period
Calendar Year 2018
Valuation allowance-deferred income tax assets	$338.4	(30.1)	—	15.3	$323.6
Calendar Year 2017
Valuation allowance-deferred income tax assets	$112.2	220.6	(9.1)	14.7	$338.4
Calendar Year 2016
Valuation allowance-deferred income tax assets	$0.5	2.8	108.9	—	$112.2

(1)

Primarily relates to amounts resulting from the Company’s changes in deferred tax assets and associated valuation allowance that are not related to income statement activity as well as amounts charged to other comprehensive income.

The Company’s federal income tax loss carryforward of $212.8 million will begin to expire in 2019 and will completely expire in 2036 and will be limited annually due to certain change in ownership provisions of the Internal Revenue Code.  The Company’s foreign net operating losses of $652.6 million can be used indefinitely except for approximately $6.8 million, which will expire in various periods ranging from 1 to 20 years. The Company also has state income tax loss carryforwards of $243.5 million, which may be used over various periods ranging from 1 to 20 years.

A reconciliation of the change in the amount of unrecognized tax benefits was as follows:

	Year Ended
(In millions)	December 31, 2018	December 31, 2017	December 31, 2016
Balance at beginning of period	$15.3	$12.7	$30.1
Gross increases—current period tax positions	7.3	3.2	1.7
Gross decreases—prior period tax positions	(0.6)	0.3	0.1
Favorable resolutions with authorities	—	—	(19.2)
Impact of legislation change	—	(0.9)	—
Balance at end of period	$22.0	$15.3	$12.7

The Company recognizes income tax-related interest expense and penalties as income tax expense and general and administrative expense, respectively. No interest expense related to federal uncertain tax positions have been recognized for the year ended December 31, 2018 and December 31, 2017, respectively.

The Company analyzed and reviewed the remaining state uncertain tax positions to determine the necessity of accruing interest and penalties. For the year ended December 31, 2018, the Company determined it is not necessary to accrue interest and penalties. The total amount of accrued interest and penalties for state uncertain tax positions at December 31, 2018 and December 31, 2017 was $0.1 million and $0.1 million, respectively.

The total amount of net unrecognized tax benefits at December 31, 2018 and December 31, 2017 that would impact the effective tax rate, if recognized, would be $15.2 million and $12.6 million, respectively. There are currently, unrecognized tax benefits which the Company anticipates will be resolved in the next 12 months; however, the Company is unable at this time to estimate what the impact on its unrecognized tax benefits will be.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. An IRS examination of the tax year March 29, 2012 is currently ongoing. Generally, tax years beginning after March 28, 2002 are still open to examination by various taxing authorities. Additionally, as discussed above, the Company has net operating loss (“NOL”) carryforwards for tax years ended December 31, 2000, through December 31, 2017, in the U.S. and various state jurisdictions which have carryforwards of varying lengths of time. These NOLs are subject to adjustment based on the statute of limitations applicable to the return in which they are utilized, not the year in which they are generated. Various state, local and foreign income tax returns are also under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its consolidated financial statements.

NOTE 11 –  LEASES

The following table sets forth the future minimum rental payments, by calendar year, required under existing operating leases and digital projector equipment leases payable to DCIP that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2018:

Minimum operating
(In millions)	lease payments
2019	$810.2
2020	801.9
2021	748.9
2022	687.5
2023	597.1
Thereafter	3,367.6
Total minimum payments required	$7,013.2

As of December 31, 2018, the Company has lease agreements for 19 theatres with 155 screens which are under construction or development and are expected to open from 2019 to 2020.

 Rent expense is summarized as follows:

	Year Ended	Year Ended	Year Ended
(In millions)	December 31, 2018	December 31, 2017	December 31, 2016
Minimum rentals	$678.1	$682.7	$440.5
Common area expenses	104.3	97.4	51.0
Percentage rentals based on revenues	15.4	14.3	14.0
Rent	797.8	794.4	505.5
General and administrative and other	29.7	26.3	7.6
Total	$827.5	$820.7	$513.1

NOTE 12 –  EMPLOYEE BENEFIT PLANS

The Company sponsors frozen non-contributory qualified and non-qualified defined benefit pension plans generally covering all employees in the U.S. who, prior to the freeze, were age 21 or older and had completed at least 1,000 hours of service in their first year of employment, or in a calendar year ending thereafter, and who were not covered by a collective bargaining agreement. The Company sponsors frozen defined benefit pension plans in the U.K. that were acquired from Odeon on November 30, 2016. The Company sponsors a frozen defined benefit pension plan in Sweden that was acquired from Nordic on March 28, 2017. The Company also offered eligible retirees the opportunity to participate in a health plan. Certain employees were eligible for subsidized postretirement medical benefits. The eligibility for these benefits was based upon a participant’s age and service as of January 1, 2009. The Company also sponsors a postretirement deferred compensation plan.

The measurement dates used to determine pension and other postretirement benefits were December 31, 2018, December 31, 2017, and December 31, 2016.

Net periodic benefit cost for the plans consists of the following:

	U.S. Pension Benefits
	Year Ended
(In millions)	December 31, 2018	December 31, 2017	December 31, 2016
Components of net periodic benefit cost:
Interest cost	$4.0	$4.2	$4.3
Expected return on plan assets	(3.2)	(3.2)	(3.5)
Settlement loss	0.4	—	—
Net periodic benefit cost	$1.2	$1.0	$0.8

	International Pension Benefits
	Year Ended
(In millions)	December 31, 2018	December 31, 2017	December 31, 2016
Components of net periodic benefit cost:
Service cost	$0.5	$0.4	$—
Interest cost	2.6	3.0	0.2
Expected return on plan assets	(3.2)	(3.5)	(0.3)
Amortization of net loss	0.1	0.1	—
Settlement (gain) loss	(0.1)	(0.4)	—
Net periodic benefit credit	$(0.1)	$(0.4)	$(0.1)

The following table summarizes the changes in other comprehensive income (loss):

	U.S. Pension Benefits
	Year Ended
(In millions)	December 31, 2018	December 31, 2017	December 31, 2016
Net (gain) loss	$(6.3)	$5.4	$0.6
Amortization of net gain	(0.1)	—	—
Total recognized in other comprehensive (income) loss	$(6.4)	$5.4	$0.6
Net periodic benefit cost	1.2	1.0	0.8
Total recognized in net periodic benefit cost (credit) and other comprehensive (income) loss	$(5.2)	$6.4	$1.4

	International Pension Benefits
	Year Ended
(In millions)	December 31, 2018	December 31, 2017	December 31, 2016
Net (gain) loss	$1.6	$(2.8)	$(0.1)
Prior service credit	0.8	—	—
Settlement	0.1	—	—
Allocated tax expense (benefit)	(0.4)	0.4	—
Total recognized in other comprehensive (income) loss	$2.1	$(2.4)	$(0.1)
Net periodic benefit cost (credit)	(0.1)	(0.4)	(0.1)
Total recognized in net periodic benefit cost (credit) and other comprehensive (income) loss	$2.0	$(2.8)	$(0.2)

The following tables set forth the plan’s change in benefit obligations and plan assets and the accrued liability for benefit costs included in the Consolidated Balance Sheets:

	U.S. Pension Benefits
	Year Ended
(In millions)	December 31, 2018	December 31, 2017
Change in benefit obligation:
Benefit obligation at beginning of period	$117.4	$109.0
Interest cost	4.0	4.2
Actuarial (gain) loss	(12.3)	12.0
Benefits paid	(3.9)	(7.8)
Settlement paid	(4.5)	—
Settlement loss	0.4	—
Benefit obligation at end of period	$101.1	$117.4

	International Pension Benefits
	Year Ended
(In millions)	December 31, 2018	December 31, 2017(1)
Change in benefit obligation:
Benefit obligation at beginning of period	$110.1	$93.3
Acquisition	—	11.7
Service cost	0.5	0.4
Interest cost	2.6	3.0
Plan participants’ contributions	—	—
Actuarial (gain) loss	(4.1)	1.1
Plan amendment	0.8	—
Benefits paid	(2.8)	(3.2)
Administrative expenses	—	—
Settlement paid	(1.4)	(6.0)
Currency translation adjustment	(7.1)	9.8
Benefit obligation at end of period	$98.6	$110.1

(1)	Activity for calendar 2017 reflects activity for the International Pension Benefits assumed from Odeon in November 2016 and Nordic assumed in March 2017.

	U.S. Pension Benefits
	Year Ended
(In millions)	December 31, 2018	December 31, 2017
Change in plan assets:
Fair value of plan assets at beginning of period	$70.2	$65.3
Actual return on plan assets gain	(2.6)	9.9
Employer contribution	4.0	2.7
Benefits paid	(2.3)	(6.1)
Administrative expense	(1.6)	(1.6)
Settlement paid	(4.5)	—
Fair value of plan assets at end of period	$63.2	$70.2
Net liability for benefit cost:
Funded status	$(37.9)	$(47.2)

	International Pension Benefits
	Year Ended
(In millions)	December 31, 2018	December 31, 2017
Change in plan assets:
Fair value of plan assets at beginning of period	$121.1	$111.1
Acquisition	—	—
Actual return on plan assets gain	(2.5)	7.6
Employer contribution	—	1.1
Benefits paid	(2.7)	(3.2)
Settlement paid	(1.4)	(6.0)
Currency translation adjustment	(7.3)	10.5
Fair value of plan assets at end of period	$107.2	$121.1
Net asset for benefit cost:
Funded status	$8.6	$11.1

	U.S. Pension Benefits		International Pension Benefits
(In millions)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Amounts recognized in the Balance Sheet:
Other long-term assets	$—	$—	$25.7	$26.9
Accrued expenses and other liabilities	(0.3)	(0.3)	—	—
Other long-term liabilities	(37.5)	(46.9)	(17.1)	(15.8)
Net asset (liability) recognized	$(37.8)	$(47.2)	$8.6	$11.1

The following table summarizes pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets:

	U.S. Pension Benefits		International Pension Benefits
(In millions)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Aggregated accumulated benefit obligation	$(101.1)	$(117.4)	$(95.8)	$(107.4)
Aggregated projected benefit obligation	(101.1)	(117.4)	(98.6)	(110.1)
Aggregated fair value of plan assets	63.2	70.2	107.2	121.1

Amounts recognized in accumulated other comprehensive income consist of the following:

	U.S. Pension Benefits		International Pension Benefits
(In millions)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Net actuarial (gain) loss	$5.0	$11.4	$1.6	$(2.8)
Prior service credit	—	—	0.8	—

Amounts in accumulated other comprehensive income expected to be recognized in components of net periodic pension cost during the calendar year 2019 are as follows:

U.S. Pension
(In millions)	Benefits
Net actuarial loss	$1.6

International
Pension
(In millions)	Benefits
Net actuarial loss	$0.2

Actuarial Assumptions

The weighted-average assumptions used to determine benefit obligations are as follows:

	U.S. Pension Benefits		International Pension Benefits
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Discount rate	4.12%	3.42%	2.86%	2.58%
Rate of compensation increase	N/A	N/A	2.19%	2.14%

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	U.S. Pension Benefits			International Pension Benefits
	Year Ended			Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2018	December 31, 2017	December 31, 2016
Discount rate	3.42%	3.92%	4.10%	2.58%	2.70%	2.90%
Weighted average expected long-term return on plan assets	7.00%	7.00%	7.06%	2.86%	2.85%	3.09%
Rate of compensation increase	N/A	N/A	N/A	2.19%	2.14%	3.20%

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

Cash Flows

The Company expects to contribute $4.1 million and $0.0 million to the U.S. and International pension plans, respectively during the calendar year 2019.

The following table provides the benefits expected to be paid (inclusive of benefits attributable to estimated future employee service) in each of the next five years, and in the aggregate for the five years thereafter:

(In millions)	U.S. Pension Benefits	International Pension Benefits
2019	$4.0	$2.7
2020	3.8	2.7
2021	4.3	2.8
2022	5.2	2.8
2023	4.7	2.9
Years 2024 - 2028	28.3	15.6

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

The fair value of the U.S. pension plan assets at December 31, 2018, by asset class is as follows:

		Fair Value Measurements at December 31, 2018 Using
	Total Carrying	Quoted prices in	Significant other	Significant
	Value at	active market	observable inputs	unobservable inputs
(In millions)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$0.4	$0.4	$—	$—
Equity securities:
U.S. companies	1.3	1.3	—	—
International companies	1.0	1.0	—	—
Bond market fund	1.4	1.4	—	—
Private real estate	9.0	—	9.0	—
Investments at net asset value(1)	50.1	—	—	—
Total assets at fair value	$63.2	$4.1	$9.0	$—

(1)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

The fair value of the International Pension Benefits assets at December 31, 2018, by asset class is as follows:

		Fair Value Measurements at December 31, 2018 Using
	Total Carrying	Quoted prices in	Significant other	Significant
	Value at	active market	observable inputs	unobservable inputs
(In millions)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$0.9	$0.9	$—	$—
Bond market fund	80.0	—	80.0	—
Private real estate	0.1	—	0.1	—
Investments at net asset value(1)	26.2	—	—	—
Total assets at fair value	$107.2	$0.9	$80.1	$—

(1)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

The fair value of the U.S. pension plan assets at December 31, 2017, by asset class is as follows:

		Fair Value Measurements at December 31, 2017 Using
	Total Carrying	Quoted prices in	Significant other	Significant
	Value at	active market	observable inputs	unobservable inputs
(In millions)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$0.1	$0.1	$—	$—
Equity securities:
U.S. companies	1.8	1.8	—	—
International companies	1.3	1.3	—	—
Bond market fund	1.4	1.4	—	—
Private real estate	9.7	—	9.7	—
Investments at net asset value(1)	55.9	—	—	—
Total assets at fair value	$70.2	$4.6	$9.7	$—

(1)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

The fair value of the International Pension Benefits assets at December 31, 2017, by asset class is as follows:

		Fair Value Measurements at December 31, 2017 Using
	Total Carrying	Quoted prices in	Significant other	Significant
	Value at	active market	observable inputs	unobservable inputs
(In millions)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$0.5	$0.5	$—	$—
Bond market fund	83.4	—	83.4	—
Private real estate	6.4	—	6.4	—
Investments at net asset value(1)	30.8	—	—	—
Total assets at fair value	$121.1	$0.5	$89.8	$—

(1)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan covering certain U.S. employees age 21 or older and who are not covered by a collective bargaining agreement. Under the Company’s 401(k) Savings Plan, the Company matches 100% of each eligible employee’s elective contributions up to 3% and 50% of contributions up to 5% of the employee’s eligible compensation. The Company’s expense under the 401(k) savings plan was $5.3 million, $4.4 million, and $3.5 million for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively.

NOTE 13 –  COMMITMENTS AND CONTINGENCIES

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

On January 12, 2018 and January 19, 2018, two putative federal securities class actions, captioned Hawaii Structural Iron workers Pension Trust Fund v. AMC Entertainment Holdings, Inc., et al., Case No. 1:18-cv-00299-AJN (the “Hawaii Action”), and Nichols v. AMC Entertainment Holdings, Inc., et al., Case No. 1:18-cv-00510-AJN (the “Nichols Action,” and together with the Hawaii Action, the “Actions”), respectively, were filed against the Company in the U.S. District Court for the Southern District of New York.  The Actions, which name certain of the Company’s officers and directors and, in the case of the Hawaii Action, the underwriters of the Company’s February 8, 2017 secondary public offering, as defendants, asserted claims under some or all of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 with respect to alleged material misstatements and omissions in the registration statement for the secondary public offering and in certain other public disclosures. On May 30, 2018, the court consolidated the Actions and appointed the International Union of Operating Engineers Pension Fund of Eastern Pennsylvania and Delaware as lead plaintiff. On August 13, 2018, lead plaintiff and additional named plaintiff Hawaii Structural Iron Workers Pension Trust Fund (“Plaintiffs”) filed an Amended Class Action Complaint. On November 21, 2018, Plaintiffs filed a Second Amended Class Action Complaint.

On May 21, 2018, a stockholder derivative complaint, captioned Gantulga v. Aron, et al., Case No. 2:18-cv-02262-JAR-TJJ (the “Gantulga Action”), was filed against certain of the Company’s officers and directors in the U.S. District Court for the District of Kansas. The Gantulga Action, which was filed on behalf of the Company, asserts claims under Section 14(a) of the Securities Exchange Act of 1934 and for breaches of fiduciary duty and unjust enrichment based on allegations substantially similar to the Actions. On August 27, 2018, defendants and the Company as nominal defendant filed a motion to dismiss or, in the alternative, to transfer the action to the U.S. District Court for the Southern District of New York. On September 17, 2018, plaintiff filed an amended complaint. On October 12, 2018, the parties filed a joint motion to transfer the action to the U.S. District Court for the Southern District of New York, which the court granted on October 15, 2018. When the action was transferred to the Southern District of New York, it was re-captioned Gantulga v. Aron, et al., Case No. 1:18-cv-10007-AJN.  The parties filed a joint stipulation to stay the action, which the court granted on December 17, 2018.

The Company remains contingently liable for lease payments under certain leases of theatres that it previously divested, in the event that such assignees are unable to fulfill their future lease payment obligations. Due to the variety of remedies available, the Company believes that if the current tenant defaulted on the leases it would not have a material effect on the Company’s financial condition, results of operations or cash flows.

NOTE 14 –  THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

The Company has provided reserves for estimated losses from theatres and screens which have been permanently closed and vacant space with no right to future use. As of December 31, 2018, the Company reserved $18.1 million for lease terminations which have either not been consummated or paid, related primarily to nine theatres and certain vacant restaurant space. The Company is obligated under long-term lease commitments with remaining terms of up to 10 years for theatres which have been closed. As of December 31, 2018, base rents aggregated approximately $5.9 million annually and $18.8 million over the remaining terms of the leases.

A rollforward of reserves for theatre and other closure is as follows:

	Year Ended	Year Ended	Year Ended
(In millions)	December 31, 2018	December 31, 2017	December 31, 2016
Beginning balance, December 31, 2018, December 31, 2017 and December 31, 2016, respectively	$27.5	$34.6	$43.0
Theatre and other closure expense	2.7	3.0	5.2
Transfer of assets and liabilities	1.0	1.2	—
Foreign currency translation adjustment	(0.5)	1.0	(1.4)
Cash payments	(12.6)	(12.3)	(12.2)
Ending balance	$18.1	$27.5	$34.6

The Company recognized theatre and other closure expense of $2.7 million, $3.0 million, and $5.2 million, during the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively. Theatre and other closure expense included the accretion on previously closed properties with remaining lease obligations.

In the accompanying Consolidated Balance Sheets, the current portion of the theatre and other closure ending balance of $5.6 million was included with accrued expenses and other liabilities and the long-term portion of the theatre and other closure ending balance of $12.5 million was included with other long-term liabilities. See Note 7 – Supplemental Balance Sheet Information for further information.

Theatre and other closure reserves for leases that have not been terminated were recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance. As of December 31, 2018, the future lease obligations are discounted at annual rates ranging from 6.0% to 9.0%.

NOTE 15 –  FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements.  The following table summarizes the fair value hierarchy of the Company’s financial assets carried at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2018 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Money market mutual funds	$0.5	$0.5	$—	$—
Equity securities, available-for-sale:
Derivative asset	55.7	—	—	55.7
Investments measured at net asset value (1)	9.6	—	—	—
Total assets at fair value	$65.8	$0.5	$—	$55.7

Other long-term liabilities:
Derivative liability	$24.0	$—	$—	$24.0
Total liabilities at fair value	$24.0	$—	$—	$24.0

		Fair Value Measurements at December 31, 2017 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	December 31, 2017 (1)	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Money market mutual funds	$0.6	$0.6	$—	$—
Equity securities, available-for-sale:
Investments measured at net asset value(1)	9.8	—	—	—
Total assets at fair value	$10.4	$0.6	$—	$—

(1)

The investments relate to a non-qualified deferred compensation arrangement on behalf of certain management. The Company has an equivalent liability for this related-party transaction recorded in other long-term liabilities for the deferred compensation obligation. These investments are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

Valuation Techniques.  The Company’s money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The equity securities, available-for-sale, primarily consist of common stock and mutual funds invested in equity, fixed income, and international funds and are measured at fair value using quoted market prices. See Note 17 – Accumulated Other Comprehensive Income for the unrealized gain on equity securities recorded in accumulated other comprehensive income.

On September 14, 2018, the Company issued Convertible Notes due 2024 with a conversion feature that gave rise to an embedded derivative instrument and a stock purchase and cancellation agreement that gave rise to a derivative asset (See Note 8 – Corporate Borrowings). The derivative features have been valued using a Monte Carlo simulation approach. The Monte Carlo simulation approach consists of simulated common stock prices from the valuation date to the maturity of the Convertible Notes and to September 14, 2020 for the contingent call option for forfeiture shares. Increases or decreases in the Company’s share price, the volatility of the share price, the passage of time, risk-free interest rate, discount yield, and dividend yield will all impact the value of the derivative instruments. The Company re-values the derivative instruments at the end of each reporting period and any changes are recorded in other expense (income) in the consolidated statements of operations.

The following table summarizes the fair value hierarchy of the Company’s assets that were measured at fair value on a nonrecurring basis:

Fair Value Measurements at December 31, 2018 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs	Total
(In millions)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)	Losses
Property, net:
Property owned, net	$17.3	$—	$—	$17.3	$13.8

Fair Value Measurements at December 31, 2017 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs	Total
(In millions)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)	Losses
Property, net:
Property owned, net	$7.7	$—	$—	$7.7	$43.6

Long-lived assets held and used and a favorable lease were considered impaired and were written down to their fair value at December 31, 2018 and December 31, 2017 of $17.3 million and $7.7 million, respectively.

Other Fair Value Measurement Disclosures.  The following table summarizes the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at December 31, 2018 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$15.2	$—	$13.4	$1.4
Corporate borrowings	4,707.8	—	3,909.2	475.2

		Fair Value Measurements at December 31, 2017 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$15.2	$—	$14.0	$1.4
Corporate borrowings	4,220.1	—	4,304.9	1.4

Valuation Technique.  Quoted market prices and observable market based inputs were used to estimate fair value for level 2 inputs. The level 3 fair value measurement represents the transaction price of the corporate borrowings under market conditions. On September 14, 2018, the Company issued $600.0 million of Convertible Notes due 2024. These notes were issued by private placement, as such there is no observable market for these Convertible Notes. The Company valued these notes at principal value less a discount reflecting a market yield to maturity. See Note 8 – Corporate Borrowings for further information.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

NOTE 16 –  OPERATING SEGMENTS

The Company reports information about operating segments in accordance with ASC 280-10, Segment Reporting, which requires financial information to be reported based on the way management organizes segments within a company for making operating decisions and evaluating performance. Beginning with the Company’s acquisition of Odeon in 2016, the Company has identified two reportable segments for its theatrical exhibition operations, U.S. markets and International markets. The International markets reportable segments consist of two operating segments (Odeon Theatres and Nordic Theatres) with operations in or partial interest in theatres in the United Kingdom, Germany, Spain, Italy, Ireland, Austria, Portugal, Sweden, Finland, Estonia, Latvia, Lithuania, Norway, and Denmark. Each segment’s revenue is derived from admissions, food and beverage sales and other ancillary revenues, primarily screen advertising, AMC Stubs® membership fees, ticket sales, gift card income and exchange ticket income. The two international operating segments, Odeon Theatres and Nordic Theatres, are combined into one reportable segment (International markets) because they have similar economic characteristics and meet the aggregation criteria described in the accounting guidance for segment reporting. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company does not report asset information by segment because that information is not used to evaluate the performance of or allocate resources between segments.

Below is a breakdown of select financial information by reportable operating segment:

	Year Ended
Revenues (In millions)	December 31, 2018	December 31, 2017	December 31, 2016
U.S. markets	$4,013.2	$3,723.5	$3,117.0
International markets	1,447.6	1,355.7	118.9
Total revenues	$5,460.8	$5,079.2	$3,235.9

	Year Ended
Adjusted EBITDA (1) (In millions)	December 31, 2018	December 31, 2017	December 31, 2016
U.S. markets (2)	$700.5	$610.0	$573.6
International markets	228.7	212.5	28.4
Total Adjusted EBITDA	$929.2	$822.5	$602.0

	Year Ended
Capital Expenditures (In millions)	December 31, 2018	December 31, 2017	December 31, 2016
U.S. markets	$395.6	$543.7	$412.7
International markets	180.7	83.1	9.0
Total capital expenditures	$576.3	$626.8	$421.7

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

(2)	Distributions from NCM are reported entirely within the U.S. markets segment.

Financial Information About Geographic Area:

	Year Ended
Revenues (In millions)	December 31, 2018	December 31, 2017	December 31, 2016
United States	$4,013.2	$3,723.5	$3,117.0
United Kingdom	513.5	509.8	56.9
Spain	193.9	187.1	20.0
Sweden	192.1	154.2	—
Italy	178.5	185.5	21.0
Germany	114.3	129.7	14.1
Finland	101.7	77.3	—
Ireland	40.7	38.5	3.2
Other foreign countries	112.9	73.6	3.7
Total	$5,460.8	$5,079.2	$3,235.9

	As of	As of
Long-term assets, net (In millions)	December 31, 2018	December 31, 2017
United States	$5,826.5	$5,866.8
International	2,888.0	3,066.7
Total long-term assets (1)	$8,714.5	$8,933.5

(1)	Long-term assets are comprised of property, intangible assets, goodwill, deferred income tax assets and other long-term assets.

The following table sets forth a reconciliation of net earnings (loss) to Adjusted EBITDA:

	Year Ended
(In millions)	December 31, 2018	December 31, 2017	December 31, 2016
Net earnings (loss)	$110.1	$(487.2)	$111.7
Plus:
Income tax provision (benefit)	13.6	154.1	38.0
Interest expense	342.3	274.0	121.5
Depreciation and amortization	537.8	538.6	268.2
Impairment of long-lived assets	13.8	43.6	5.5
Certain operating expenses (1)	24.0	20.6	20.2
Equity in (earnings) loss of non-consolidated entities (2)	(86.7)	185.2	(47.7)
Cash distributions from non-consolidated entities (3)	35.2	45.4	40.1
Attributable EBITDA (4)	7.3	3.4	—
Investment income	(6.2)	(22.6)	(10.2)
Other expense (income) (5)	(108.2)	(1.3)	—
General and administrative — unallocated:
Merger, acquisition and transaction costs (6)	31.3	63.0	47.9
Stock-based compensation expense (7)	14.9	5.7	6.8
Adjusted EBITDA	$929.2	$822.5	$602.0

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

(2)

During the year ended December 31, 2018, the Company recorded equity in earnings related to AMC’s sale of all remaining NCM units of $28.9 million and a gain of $30.1 million related to the Screenvision merger. Equity in earnings of non-consolidated entities also includes loss on the surrender (disposition) of a portion of AMC’s investment in NCM of $1.1 million during the year ended December 31, 2018. Equity in (earnings) loss of non-

consolidated entities includes a lower of carrying value or fair value impairment loss of the held-for sale portion of our investment in NCM of $16.0 million for the year ended December 31, 2018.  Equity in (earnings) loss of non-consolidated entities includes an other-than-temporary impairment charge of $208.0 million to reduce the carrying value of the Company’s investment in NCM to Level 1 fair value during the year ended December 31, 2017. An other-than-temporary impairment charge of $204.5 million was recorded on the Company’s units and shares at the publicly quoted per share price on June 30, 2017, of $7.42 and an other-than-temporary impairment charge of $3.5 million was recorded on the Company’s units and shares at the publicly quoted per share price on December 31, 2017 of $6.86, based on the Company’s determination that the decline in the price per share during the respective quarters was other than temporary. Equity in (earnings) loss of non-consolidated entities includes loss on the sale of a portion of the Company’s investment in NCM of $22.2 million during the year ended December 31, 2017.

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

	Year Ended
(In millions)	December 31, 2018	December 31, 2017	December 31, 2016
Equity in (earnings) loss of non-consolidated entities	$(86.7)	$185.2	$(47.7)
Less:
Equity in (earnings) loss of non-consolidated entities excluding international theatre JV's	(81.9)	187.0	(47.7)
Equity in earnings (loss) of International theatre JV's	4.8	1.8	—
Income tax provision	0.4	—	—
Investment income	(0.5)	—	—
Depreciation and amortization	2.6	1.6	—
Attributable EBITDA	$7.3	$3.4	$—

(5)

Other expense (income) for the year ended December 31, 2018 includes financing losses and financing related foreign currency transaction losses. During the year ended December 31, 2018, the Company recorded a gain of $111.4 million as a result of a decrease in fair value of our derivative liability and an increase in fair value of our derivative asset for the Convertible Notes due 2024. Other income for the year ended December 31, 2017 includes $3.0 million financing related foreign currency transaction gains, partially offset by $1.3 million in fees relating to third-party fees related to the Third Amendment to the Company’s Senior Secured Credit Agreement, and a $0.4 million loss on the redemption of the Bridge Loan Facility.

(6)	Merger, acquisition and transition costs are excluded as they are non-operating in nature.

(7)	Non-cash or non-recurring expense included in general and administrative: other

NOTE 17 –  ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the change in accumulated other comprehensive income (loss) by component:

			Unrealized Net	Unrealized Net
		Pension and	Gain from	Gain from Equity
	Foreign	Other	Marketable	Method Investees’
(In millions)	Currency	Benefits (1)	Securities	Cash Flow Hedge	Total
Balance, December 31, 2017	$129.9	$(6.6)	$0.6	$1.7	$125.6
Other comprehensive income (loss) before reclassifications	(127.7)	4.2	—	0.2	(123.3)
Amounts reclassified from accumulated other comprehensive income	1.0	—	—	(2.2)	(1.2)
Other comprehensive income (loss)	(126.7)	4.2	—	(2.0)	(124.5)
Adoption of ASU 2016-01 - reclassification to retained earnings	—	—	(0.6)	—	(0.6)
Adoption of ASU 2018-02 - reclassification to retained earnings	4.0	0.6	—	0.4	5.0
Balance, December 31, 2018	$7.2	$(1.8)	$—	$0.1	$5.5

			Unrealized Net	Unrealized Net
		Pension and	Gain from	Gain from Equity
	Foreign	Other	Marketable	Method Investees’
(In millions)	Currency	Benefits (1)	Securities	Cash Flow Hedge	Total
Balance, December 31, 2016	$(1.8)	$(3.6)	$0.3	$2.6	$(2.5)
Other comprehensive income before reclassifications	131.7	—	0.7	—	132.4
Amounts reclassified from accumulated other comprehensive income	—	(3.0)	(0.4)	(0.9)	(4.3)
Other comprehensive income (loss)	131.7	(3.0)	0.3	(0.9)	128.1
Balance, December 31, 2017	$129.9	$(6.6)	$0.6	$1.7	$125.6

(1)	See Note 12 – Employee Benefit Plans for further information regarding amounts reclassified from accumulated other comprehensive income.

The tax effects allocated to each component of other comprehensive income (loss) is as follows:

	Year Ended
	December 31, 2018			December 31, 2017			December 31, 2016
		Tax			Tax			Tax
	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax
(In millions)	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized foreign currency translation adjustment (1)	$(127.5)	$(0.2)	$(127.7)	$142.6	$(10.9)	$131.7	$(3.1)	$(0.8)	$(3.9)
Realized loss on foreign currency transactions	1.0	—	1.0	—	—	—	—	—	—
Pension and other benefit adjustments:									—
Net gain (loss) arising during the period	3.8	0.4	4.2	(2.6)	(0.4)	(3.0)	(0.5)	0.2	(0.3)
Marketable securities:
Unrealized net holding gain (loss) arising during the period	—	—	—	1.2	(0.5)	0.7	1.0	(0.4)	0.6
Realized net gain reclassified into investment expense (income)	—	—	—	(0.6)	0.2	(0.4)	(3.0)	1.2	(1.8)
Equity method investees' cash flow hedge:
Unrealized net holding gain (loss) arising during the period	0.2	—	0.2	—	—	—	(0.5)	0.2	(0.3)
Realized net (gain) loss reclassified into equity in earnings of non-consolidated entities	(2.2)	—	(2.2)	(1.5)	0.6	(0.9)	0.5	(0.1)	0.4
Other comprehensive income (loss)	$(124.7)	$0.2	$(124.5)	$139.1	$(11.0)	$128.1	$(5.6)	$0.3	$(5.3)

(1)

Deferred tax impacts of foreign currency translation for the Odeon and Nordic international operations acquired during 2016 and 2017 have not been recorded due to the Company’s intent to remain permanently invested.

NOTE 18 –  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Diluted earnings per share includes the effects of unvested RSU’s with a service condition only and unvested contingently issuable RSUs that have service and performance conditions, if dilutive, as well as potential dilutive shares from the conversion feature of the Convertible Notes due 2024, if dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Year Ended	Year Ended	Year Ended
(In millions)	December 31, 2018	December 31, 2017	December 31, 2016
Numerator:
Net earnings (loss) for basic earnings (loss) per share	$110.1	$(487.2)	$111.7
Calculation of Net earnings for diluted earnings (loss) per share
Marked-to-market (gain) on derivative liability	(66.4)	—	—
Interest expense for Convertible Notes due 2024	9.7	—	—
Net earnings available for diluted earnings	$53.4	$(487.2)	$111.7

Denominator (shares in thousands):
Weighted average shares for basic earnings per common share	120,621	128,246	98,838
Common equivalent shares for RSUs and PSUs	29	—	34
Common equivalent shares if converted: convertible notes 2024	9,455	—	—
Weighted average shares for diluted earnings per common share	130,105	128,246	98,872

Basic earnings (loss) per common share:	$0.91	$(3.80)	$1.13
Diluted earnings (loss) per common share:	$0.41	$(3.80)	$1.13

Vested RSUs and PSU’s have dividend rights identical to the Company’s Class A and Class B common stock and are treated as outstanding shares for purposes of computing basic and diluted earnings per share. Certain unvested RSUs and unvested PSUs are subject to performance conditions and are included in diluted earnings per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the Company’s 2013 Equity Incentive Plan if the end of the reporting period were the end of the contingency period. During the year ended December 31, 2018 unvested PSUs of 364,269 at the minimum performance target were not included in the computation of diluted earnings per share because they would not be issuable if the end of the reporting period were the end of the contingency period and unvested RSU’s of 210,558 were not included in the computation of diluted earnings per share because they would not be issuable if the end of the reporting period were the end of the contingency period or they would be anti-dilutive. During the year ended December 31, 2017 unvested PSUs and Transition PSUs of 187,468 at the minimum performance target and unvested performance based RSU’s of 88,194 were not included in the computation of diluted loss because they would anti-dilutive. During the year ended December 31, 2016, unvested PSUs of 83,477 at the minimum performance target and unvested performance based RSU’s of 90,654 were not included in the computation of diluted earnings per share as vesting conditions were not met at the end of the reporting period.

The Company uses the if-converted method for calculating any potential dilutive effect of the Convertible Notes due 2024 that were issued on September 14, 2018. The Company has adjusted net earnings for the year ended December 31, 2018 to eliminate the interest expense and the gain for the derivative liability related to the Convertible Notes due 2024 of $9.7 million and $66.4 million, respectively in the computation of diluted earnings per share. The Company has included in diluted weighted average shares approximately 9.5 million shares upon conversion for the year ended December 31, 2018, as the effects are dilutive. Based on the current conversion price of $18.95 per share the Convertible Notes due 2024 are convertible into 31,662,269 Class A common shares.

NOTE 19 – SUPPLEMENTAL FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

	2018
	Quarter	Quarter	Quarter	Quarter	Year
	Ended	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
(In millions, except per share data)	2018	2018	2018	2018	2018
Total revenues	$1,383.6	$1,442.5	$1,221.4	$1,413.3	$5,460.8
Operating income (loss)	109.9	89.7	(21.9)	87.3	265.0
Net earnings (loss) (1)	$17.7	$22.2	$(100.4)	$170.6	$110.1

Basic earnings (loss) per share:	$0.14	$0.17	$(0.82)	$1.65	$0.91

Diluted earnings (loss) per share:	$0.14	$0.17	$(0.82)	$0.43	$0.41

Weighted average shares outstanding: (in thousands)
Basic	128,046	128,039	123,126	103,514	120,621
Diluted	128,046	128,105	123,126	135,450	130,105

(1)

In the fourth quarter of calendar 2018, the Company recorded $165.5 million of other income related to derivative assets and liabilities. See Note 8 – Corporate Borrowings and Capital and Financing Lease Obligations for a discussion of the derivative asset and derivative liability gains.

	2017
	Quarter	Quarter	Quarter	Quarter	Year
	Ended	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
(In millions, except per share data)	2017	2017	2017	2017	2017
Total revenues	$1,281.4	$1,202.3	$1,178.7	$1,416.8	$5,079.2
Operating income (loss)	55.3	(19.5)	(4.1)	70.3	102.0
Net earnings (1)	$8.4	$(176.5)	$(42.7)	$(276.4)	$(487.2)

Basic earnings (loss) per share:	$0.07	$(1.35)	$(0.33)	$(2.14)	$(3.80)

Diluted earnings (loss) per share:	$0.07	$(1.35)	$(0.33)	$(2.14)	$(3.80)

Weighted average shares outstanding: (in thousands)
Basic	121,358	131,166	131,077	129,265	128,246
Diluted	121,401	131,166	131,077	129,265	128,246

(1)

In the fourth quarter of calendar 2017, the Company recorded the impact of the change in the U.S. enacted federal income tax rate from 35% to 21% which reduced its deferred tax assets. In the fourth quarter and in connection with the preparation of its 2017 consolidated financial statements, the Company also determined that realization of its deferred tax assets in the U.S. tax jurisdictions was not more likely than not, primarily as a result of cumulative net losses recorded for three years and the Company recorded a full valuation allowance for its deferred tax assets in U.S. tax jurisdictions. As a result of the change in enacted tax rate and recording a full valuation allowance for the Company’s deferred tax assets in U.S. tax jurisdictions, the Company recorded a charge to its income tax provision in the fourth quarter of approximately $310.0 million.

NOTE 20 – SUBSEQUENT EVENTS

On February 15, 2019, Holdings’ Board of Directors declared a cash dividend in the amount of $0.20 per share on Class A and Class B common stock, payable on March 25, 2019 to stockholders of record on March 11, 2019.

NOTE 21 –  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Years Ended December 31, 2018, December 31, 2017, and December 31, 2016

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, Financial statements of guarantors and issuers of guaranteed securities registered or being registered. Each of the subsidiary guarantors are 100% owned by Holdings. The subsidiary guarantees of the Company’s Notes due 2022, the Sterling Notes due 2024, the Convertible Notes due 2024, the Notes due 2025, Notes due 2026, and the Notes due 2027 are full and unconditional and joint and several and subject to customary release provisions. The Company and its subsidiary guarantors’ investments in its consolidated subsidiaries are presented under the equity method of accounting.

Consolidating Statement of Operations

Year Ended December 31, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$2,006.5	$1,378.5	$—	$3,385.0
Food and beverage	—	1,041.7	629.8	—	1,671.5
Other theatre	—	227.5	176.8	—	404.3
Total revenues	—	3,275.7	2,185.1	—	5,460.8
Operating costs and expenses
Film exhibition costs	—	1,091.9	618.3	—	1,710.2
Food and beverage costs	—	156.8	114.1	—	270.9
Operating expense, excluding depreciation and amortization	—	931.4	723.3	—	1,654.7
Rent	—	484.1	313.7	—	797.8
General and administrative:
Merger, acquisition and transaction costs	—	16.8	14.5	—	31.3
Other, excluding depreciation and amortization	—	112.5	66.8	—	179.3
Depreciation and amortization	—	285.4	252.4	—	537.8
Impairment of long-lived assets	—	6.1	7.7	—	13.8
Operating costs and expenses	—	3,085.0	2,110.8	—	5,195.8
Operating income	—	190.7	74.3	—	265.0
Other expense (income):
Equity in net earnings of subsidiaries	(14.5)	(75.4)	—	89.9	—
Other expense (income)	(110.5)	1.7	0.7	—	(108.1)
Interest expense:
Corporate borrowings	256.7	263.1	5.9	(263.4)	262.3
Capital and financing lease obligations	—	6.8	31.7	—	38.5
Non-cash NCM exhibitor service agreement	—	41.5	—	—	41.5
Equity in earnings of non-consolidated entities	—	(50.5)	(36.2)	—	(86.7)
Investment income	(241.8)	(27.1)	(0.7)	263.4	(6.2)
Total other expense (income)	(110.1)	160.1	1.4	89.9	141.3
Earnings before income taxes	110.1	30.6	72.9	(89.9)	123.7
Income tax provision (benefit)	—	16.1	(2.5)	—	13.6
Net earnings	$110.1	$14.5	$75.4	$(89.9)	$110.1

Consolidating Statement of Operations

Year Ended December 31, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$1,906.1	$1,323.4	$—	$3,229.5
Food and beverage	—	956.1	592.3	—	1,548.4
Other theatre	—	168.1	133.2	—	301.3
Total revenues	—	3,030.3	2,048.9	—	5,079.2
Operating costs and expenses
Film exhibition costs	—	1,001.8	602.5	—	1,604.3
Food and beverage costs	—	138.9	113.2	—	252.1
Operating expense, excluding depreciation and amortization	—	873.6	674.4	—	1,548.0
Rent	—	496.7	297.7	—	794.4
General and administrative:
Merger, acquisition and transaction costs	—	58.3	4.7	—	63.0
Other, excluding depreciation and amortization	2.0	81.8	49.4	—	133.2
Depreciation and amortization	—	290.7	247.9	—	538.6
Impairment of long-lived assets	—	43.6	—	—	43.6
Operating costs and expenses	2.0	2,985.4	1,989.8	—	4,977.2
Operating income (loss)	(2.0)	44.9	59.1	—	102.0
Other expense (income):
Equity in net (earnings) loss of subsidiaries	472.5	(31.9)	—	(440.6)	—
Other expense (income)	—	(0.9)	(0.6)	—	(1.5)
Interest expense:
Corporate borrowings	230.3	239.0	1.3	(239.0)	231.6
Capital and financing lease obligations	—	7.7	34.7	—	42.4
Equity in (earnings) loss of non-consolidated entities	—	192.2	(7.0)	—	185.2
Investment (income) expense	(217.6)	(43.0)	(1.0)	239.0	(22.6)
Total other expense	485.2	363.1	27.4	(440.6)	435.1
Earnings (loss) before income taxes	(487.2)	(318.2)	31.7	440.6	(333.1)
Income tax provision (benefit)	—	154.3	(0.2)	—	154.1
Net earnings (loss)	$(487.2)	$(472.5)	$31.9	$440.6	$(487.2)

Consolidating Statement of Operations

Year Ended December 31, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$1,945.1	$104.3	$—	$2,049.4
Food and beverage	—	972.9	46.2	—	1,019.1
Other theatre	—	152.4	15.0	—	167.4
Total revenues	—	3,070.4	165.5	—	3,235.9
Operating costs and expenses
Film exhibition costs	—	1,040.0	49.5	—	1,089.5
Food and beverage costs	—	134.2	8.0	—	142.2
Operating expense, excluding depreciation and amortization	—	830.8	42.7	—	873.5
Rent	—	491.1	14.4	—	505.5
General and administrative:
Merger, acquisition and transaction costs	—	46.9	1.0	—	47.9
Other, excluding depreciation and amortization	2.0	84.0	4.0	—	90.0
Depreciation and amortization	—	252.9	15.3	—	268.2
Impairment of long-lived assets	—	5.5	—	—	5.5
Operating costs and expenses	2.0	2,885.4	134.9	—	3,022.3
Operating income (loss)	(2.0)	185.0	30.6	—	213.6
Other expense (income):
Equity in net (earnings) loss of subsidiaries	(119.7)	(32.7)	—	152.4	—
Other expense (income)	—	0.4	(0.1)	—	0.3
Interest expense:
Corporate borrowings	110.5	123.7	—	(123.5)	110.7
Capital and financing lease obligations	—	8.5	2.3	—	10.8
Equity in earnings of non-consolidated entities	—	(46.9)	(0.8)	—	(47.7)
Investment income	(104.5)	(28.3)	(0.9)	123.5	(10.2)
Total other expense (income)	(113.7)	24.7	0.5	152.4	63.9
Earnings before income taxes	111.7	160.3	30.1	(152.4)	149.7
Income tax provision (benefit)	—	40.6	(2.6)	—	38.0
Net earnings	$111.7	$119.7	$32.7	$(152.4)	$111.7

Consolidating Statement of Comprehensive Income (Loss)

Year Ended December 31, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings	$110.1	$14.5	$75.4	$(89.9)	$110.1
Other comprehensive income (loss)
Equity in other comprehensive income (loss) of subsidiaries	(124.5)	(99.1)	—	223.6	—
Unrealized foreign currency translation adjustment, net of tax	—	(30.7)	(97.0)	—	(127.7)
Realized loss on foreign currency transactions, net of tax	—	1.0	—	—	1.0
Pension and other benefit adjustments:
Net gain (loss) arising during the period, net of tax	—	6.3	(2.1)	—	4.2
Equity method investees’ cash flow hedge:
Unrealized net holding (loss) gain arising during the period, net of tax	—	0.2	—	—	0.2
Realized net gain reclassified to equity in earnings of non-consolidated entities, net of tax	—	(2.2)	—	—	(2.2)
Other comprehensive loss	(124.5)	(124.5)	(99.1)	223.6	(124.5)
Total comprehensive income (loss)	$(14.4)	$(110.0)	$(23.7)	$133.7	$(14.4)

Consolidating Statement of Comprehensive Income (Loss)

Year Ended December 31, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$(487.2)	$(472.5)	$31.9	$440.6	$(487.2)
Other comprehensive income (loss)
Equity in other comprehensive income (loss) of subsidiaries	128.1	112.1	—	(240.2)	—
Unrealized foreign currency translation adjustment, net of tax	—	22.0	109.7	—	131.7
Pension and other benefit adjustments:
Net gain (loss) arising during the period, net of tax	—	(5.4)	2.4	—	(3.0)
Marketable securities:
Unrealized net holding gain arising during the period, net of tax	—	0.7	—	—	0.7
Realized net gain reclassified into net investment income, net of tax	—	(0.4)	—	—	(0.4)
Equity method investees’ cash flow hedge:
Realized net loss reclassified to equity in earnings of non-consolidated entities, net of tax	—	(0.9)	—	—	(0.9)
Other comprehensive income	128.1	128.1	112.1	(240.2)	128.1
Total comprehensive income (loss)	$(359.1)	$(344.4)	$144.0	$200.4	$(359.1)

Consolidating Statement of Comprehensive Income (Loss)

Year Ended December 31, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings	$111.7	$119.7	$32.7	$(152.4)	$111.7
Other comprehensive income (loss)
Equity in other comprehensive income (loss) of subsidiaries	(5.3)	(3.6)	—	8.9	—
Unrealized foreign currency translation adjustment, net of tax	—	(0.2)	(3.7)	—	(3.9)
Pension and other benefit adjustments:
Net gain (loss) arising during the period, net of tax	—	(0.4)	0.1	—	(0.3)
Marketable securities:
Unrealized net holding gain arising during the period, net of tax	—	0.6	—	—	0.6
Realized net gain reclassified into net investment income, net of tax	—	(1.8)	—	—	(1.8)
Equity method investees’ cash flow hedge:
Unrealized net holding loss arising during the period, net of tax	—	(0.3)	—	—	(0.3)
Realized net loss reclassified into equity in earnings of non-consolidated entities, net of tax	—	0.4	—	—	0.4
Other comprehensive loss	(5.3)	(5.3)	(3.6)	8.9	(5.3)
Total comprehensive income	$106.4	$114.4	$29.1	$(143.5)	$106.4

Consolidating Balance Sheet

As of December 31, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and cash equivalents	$0.3	$169.5	$143.5	$—	$313.3
Restricted cash	—	—	10.7	—	10.7
Receivables, net	—	157.3	106.6	(4.4)	259.5
Assets held for sale	—	—	—	—	—
Other current assets	—	120.8	77.0	—	197.8
Total current assets	0.3	447.6	337.8	(4.4)	781.3
Investment in equity of subsidiaries	654.3	1,494.8	—	(2,149.1)	—
Property, net	—	1,534.9	1,504.7	—	3,039.6
Intangible assets, net	—	209.6	142.5	—	352.1
Intercompany advances	5,427.0	(3,541.1)	(1,885.9)	—	—
Goodwill	(2.1)	2,422.1	2,368.7	—	4,788.7
Deferred tax asset, net	—	—	97.3	(68.7)	28.6
Other long-term assets	59.8	307.5	138.2	—	505.5
Total assets	$6,139.3	$2,875.4	$2,703.3	$(2,222.2)	$9,495.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$301.5	$155.6	$(4.5)	$452.6
Accrued expenses and other liabilities	31.5	176.4	170.5	0.1	378.5
Deferred revenues and income	—	313.0	101.8	—	414.8
Current maturities of corporate borrowings and capital and financing lease obligations	13.8	11.1	57.3	—	82.2
Total current liabilities	45.3	802.0	485.2	(4.4)	1,328.1
Corporate borrowings	4,696.0	—	11.8	—	4,707.8
Capital and financing lease obligations	—	63.8	429.4	—	493.2
Exhibitor services agreement	—	564.0	—	—	564.0
Deferred tax liability, net	—	86.4	23.9	(68.7)	41.6
Other long-term liabilities	—	704.9	258.2	—	963.1
Total liabilities	4,741.3	2,221.1	1,208.5	(73.1)	8,097.8
Temporary equity	0.4	—	—	—	0.4
Stockholders’ equity	1,397.6	654.3	1,494.8	(2,149.1)	1,397.6
Total liabilities and stockholders’ equity	$6,139.3	$2,875.4	$2,703.3	$(2,222.2)	$9,495.8

Consolidating Balance Sheet

As of December 31, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and cash equivalents	$1.1	$85.0	$223.9	$—	$310.0
Restricted cash	—	—	8.3	—	8.3
Receivables, net	0.4	186.4	84.7	—	271.5
Assets held for sale	—	80.0	—	—	80.0
Other current assets	—	118.0	84.6	—	202.6
Total current assets	1.5	469.4	401.5	—	872.4
Investment in equity of subsidiaries	2,450.6	1,513.4	—	(3,964.0)	—
Property, net	—	1,591.1	1,525.4	—	3,116.5
Intangible assets, net	—	218.9	161.6	—	380.5
Intercompany advances	3,914.1	(1,893.3)	(2,020.8)	—	—
Goodwill	(2.1)	2,422.1	2,511.7	—	4,931.7
Deferred tax asset, net	—	—	97.6	(68.7)	28.9
Other long-term assets	5.8	326.5	143.6	—	475.9
Total assets	$6,369.9	$4,648.1	$2,820.6	$(4,032.7)	$9,805.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$373.7	$195.9	$—	$569.6
Accrued expenses and other liabilities	24.2	165.3	161.6	—	351.1
Deferred revenues and income	—	270.8	130.2	—	401.0
Current maturities of corporate borrowings and capital and financing lease obligations	13.8	11.8	62.1	—	87.7
Total current liabilities	38.0	821.6	549.8	—	1,409.4
Corporate borrowings	4,218.7	1.4	—	—	4,220.1
Capital and financing lease obligations	—	73.5	505.4	—	578.9
Exhibitor services agreement	—	530.9	—	—	530.9
Deferred tax liability, net	—	85.3	33.0	(68.7)	49.6
Other long-term liabilities	—	684.8	219.0	—	903.8
Total liabilities	4,256.7	2,197.5	1,307.2	(68.7)	7,692.7
Temporary equity	0.8	—	—	—	0.8
Stockholders’ equity	2,112.4	2,450.6	1,513.4	(3,964.0)	2,112.4
Total liabilities and stockholders’ equity	$6,369.9	$4,648.1	$2,820.6	$(4,032.7)	$9,805.9

Consolidating Statement of Cash Flows

Year Ended December 31, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by operating activities	$7.2	$247.3	$268.7	$—	$523.2
Cash flows from investing activities:
Capital expenditures	—	(286.0)	(290.3)	—	(576.3)
Proceeds from sale leaseback transactions	—	50.1	—	—	50.1
Proceeds from disposition of NCM	—	162.5	—	—	162.5
Proceeds from Screenvision merger	—	—	45.8	—	45.8
Proceeds from disposition of long-term assets	—	4.8	9.4	—	14.2
Investments in non-consolidated entities, net	—	(11.4)	—	—	(11.4)
Other, net	—	(4.1)	2.0	—	(2.1)
Net cash used in investing activities	—	(84.1)	(233.1)	—	(317.2)
Cash flows from financing activities:
Proceeds from issuance of Senior Unsecured Convertible Notes due 2024	600.0	—	—	—	600.0
Net borrowings under Revolving Credit Facility	—	—	12.1	—	12.1
Principal payments under Term Loan	(13.8)	—	—	—	(13.8)
Principal payments under capital and financing lease obligations	—	(10.4)	(60.6)	—	(71.0)
Principal payments under promissory note	—	(1.4)	—	—	(1.4)
Cash used to pay deferred financing costs	(15.5)	—	—	—	(15.5)
Cash used to pay dividends	(258.1)	—	—	—	(258.1)
Taxes paid for restricted unit withholdings	(1.7)	—	—	—	(1.7)
Retirement of Class B common stock	(423.6)	—	—	—	(423.6)
Purchase of treasury stock	(21.8)	—	—	—	(21.8)
Change in intercompany advances	167.1	(108.5)	(58.6)	—	—
Net cash provided by (used in) financing activities	32.6	(120.3)	(107.1)	—	(194.8)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(40.6)	41.6	(6.5)	—	(5.5)
Net increase (decrease) in cash and cash equivalents and restricted cash	(0.8)	84.5	(78.0)	—	5.7
Cash and cash equivalents and restricted cash at beginning of period	1.1	85.0	232.2	—	318.3
Cash and cash equivalents and restricted cash at end of period	$0.3	$169.5	$154.2	$—	$324.0

Consolidating Statement of Cash Flows

Year Ended December 31, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(10.2)	$231.3	$316.3	$—	$537.4
Cash flows from investing activities:
Capital expenditures	—	(407.5)	(219.3)	—	(626.8)
Acquisition of Nordic, net of cash acquired	—	(654.9)	77.3	—	(577.6)
Proceeds from sale leaseback transactions	—	136.2	—	—	136.2
Proceeds from disposition of NCM shares	—	89.0	—	—	89.0
Proceeds from disposition of Open Road	—	9.2	—	—	9.2
Proceeds from disposition of long-term assets	—	10.5	13.6	—	24.1
Investments in non-consolidated entities, net	—	(11.1)	—	—	(11.1)
Other, net	—	(2.1)	(0.2)	—	(2.3)
Net cash used in investing activities	—	(830.7)	(128.6)	—	(959.3)
Cash flows from financing activities:
Proceeds from the issuance of Senior Subordinated Sterling Notes due 2024	327.8	—	—	—	327.8
Proceeds from the issuance of Senior Subordinated Notes due 2027	475.0	—	—	—	475.0
Payment of Nordic SEK Term Loan	(144.4)	—	—	—	(144.4)
Payment of Nordic EUR Term Loan	(169.5)	—	—	—	(169.5)
Net proceeds from equity offering	616.8	—	—	—	616.8
Principal payment of Bridge Loan due 2017	(350.0)	—	—	—	(350.0)
Principal payments under Term Loan	(12.6)	—	—	—	(12.6)
Principal payments under capital and financing lease obligations	—	(9.5)	(61.2)	—	(70.7)
Principal payments under promissory note	—	(1.4)	—	—	(1.4)
Cash used to pay deferred financing costs	(29.8)	—	(3.8)	—	(33.6)
Cash used to pay dividends	(104.6)	—	—	—	(104.6)
Taxes paid for restricted unit withholdings	(6.5)	—	—	—	(6.5)
Purchase of treasury stock	(34.0)	—	—	—	(34.0)
Change in intercompany advances	(616.7)	654.1	(37.4)	—	—
Net cash provided by (used in) financing activities	(48.5)	643.2	(102.4)	—	492.3
Effect of exchange rate changes on cash and cash equivalents and restricted cash	56.8	(53.5)	14.4	—	17.7
Net increase (decrease) in cash and cash equivalents and restricted cash	(1.9)	(9.7)	99.7	—	88.1
Cash and cash equivalents and restricted cash at beginning of period	3.0	94.7	132.5	—	230.2
Cash and cash equivalents and restricted cash at end of period	$1.1	$85.0	$232.2	$—	$318.3

Consolidating Statement of Cash Flows

Year Ended December 31, 2016:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$7.3	$438.6	$(14.2)	$—	$431.7
Cash flows from investing activities:
Capital expenditures	—	(410.9)	(10.8)	—	(421.7)
Acquisition of Odeon, net of cash acquired	—	(480.3)	64.7	—	(415.6)
Acquisition of Carmike, net of cash acquired	—	(584.3)	86.5	—	(497.8)
Acquisition of Starplex Cinemas, net of cash	—	0.7	—	—	0.7
Proceeds from disposition of long-term assets	—	19.9	—	—	19.9
Investments in non-consolidated entities, net	—	(10.5)	—	—	(10.5)
Other, net	—	(6.5)	—	—	(6.5)
Net cash provided by (used in) investing activities	—	(1,471.9)	140.4	—	(1,331.5)
Cash flows from financing activities:
Proceeds from the issuance of Term Loan due 2023	498.7	—	—	—	498.7
Proceeds from the issuance of Senior Subordinated Sterling Notes due 2024	310.0	—	—	—	310.0
Proceeds from the issuance of Senior Subordinated Notes due 2026	595.0	—	—	—	595.0
Proceeds from the issuance of Bridge Loan due 2017	350.0	—	—	—	350.0
Payment of Odeon Senior Subordinated GBP Notes due 2018	(380.7)	—	—	—	(380.7)
Payment of Odeon Senior Subordinated EUR Notes due 2018	(212.5)	—	—	—	(212.5)
Payments under Revolving Credit Facility	(75.0)	—	—	—	(75.0)
Payments of stock issuance costs	(0.8)	—	—	—	(0.8)
Principal payments under Term Loan	(8.8)	—	—	—	(8.8)
Principal payments under capital and financing lease obligations	—	(8.6)	(2.2)	—	(10.8)
Principal payments under promissory note	—	(1.4)	—	—	(1.4)
Cash used to pay deferred financing fees	(65.9)	—	—	—	(65.9)
Cash used to pay dividends	(79.6)	—	—	—	(79.6)
Change in intercompany advances	(935.1)	968.1	(33.0)	—	—
Net cash provided by (used) in financing activities	(4.7)	958.1	(35.2)	—	918.2
Effect of exchange rate changes on cash and equivalents	(1.5)	2.9	(0.8)	—	0.6
Net increase (decrease) in cash and equivalents	1.1	(72.3)	90.2	—	19.0
Cash and equivalents at beginning of period	1.9	167.0	42.3	—	211.2
Cash and equivalents at end of period	$3.0	$94.7	$132.5	$—	$230.2

Independent Auditor's Report

The Members

Digital Cinema Implementation Partners, LLC

We have audited the accompanying consolidated financial statements of Digital Cinema Implementation Partners, LLC and Subsidiaries, which comprise the consolidated balance sheets as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income, members' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the financial statements.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Cinema Implementation Partners, LLC and Subsidiaries as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018 in accordance with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Roseland, New Jersey

February 18, 2019

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$ 17,522	$ 10,892
Accounts receivable, net	40,193	45,211
Other current assets	192	193
Total current assets	57,907	56,296
Property and equipment, net	606,864	661,728
Deferred warranty reimbursement costs, net	52,070	75,999
Restricted cash	3,702	5,891
Derivative assets	472	1,279
Other noncurrent assets	21,174	26,394
Total assets	$ 742,189	$ 827,587

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 14,604	$ 10,717
Warranty reimbursement liability, current	46,050	41,784
Total current liabilities	60,654	52,501
Warranty reimbursement liability (excluding current)	55,530	101,779
Long-term debt, net	69,737	193,853
Other noncurrent liabilities	6,820	6,762
Total liabilities	192,741	354,895

Commitments

Members' equity	549,448	472,692
Total liabilities and members' equity	$ 742,189	$ 827,587

See Notes to Consolidated Financial Statements.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in thousands)

	Years Ended December 31,
	2018	2017	2016
REVENUES
Virtual print fees	$ 178,998	$ 180,101	$ 183,242
Exhibitor lease fees	14,976	14,938	14,998
Alternative content fees	2,873	2,147	1,659
Peak period payments	5,072	5,499	4,393
Management fees	3,328	3,413	3,284
Sales revenue	349	394	456
Subtotal, operating revenues	205,596	206,492	208,032

Warranty reimbursement costs	(23,663)	(23,803)	(23,887)
Exhibitor lease, step-up rent adjustment	(5,201)	(5,307)	(5,308)
Net operating revenues	176,732	177,382	178,837

OPERATING EXPENSES
General and administrative	9,280	9,637	9,825
Bad debt expense	4,198	-	-
Depreciation and amortization	61,018	61,058	61,092
Total operating expenses	74,496	70,695	70,917
Operating income	102,236	106,687	107,920

INTEREST EXPENSE
Interest expense	5,327	10,602	15,472
Amortization of deferred financing costs	885	1,536	1,953
Total interest expense	6,212	12,138	17,425

OTHER INCOME (EXPENSE)
Interest income	313	91	9
Loss on sale of assets	(1,250)	(1,253)	(1,121)
Other income	78	106	102
Total other expense	(859)	(1,056)	(1,010)

Income before taxes	95,165	93,493	89,485

Income tax expense	408	390	333

Net income	94,757	93,103	89,152

OTHER COMPREHENSIVE INCOME (LOSS)
Gain (loss) on interest rate swap contracts	(809)	659	176

Comprehensive income	$ 93,948	$ 93,762	$ 89,328

See Notes to Consolidated Financial Statements.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

($ in thousands)

	Years Ended December 31,
	2018	2017	2016

Balance, beginning of year	$ 472,692	$ 397,360	$ 329,565
Capital contributions	5,108	4,070	2,528
Distributions to Members	(22,300)	(22,500)	(24,061)
Net income	94,757	93,103	89,152
Balance before other comprehensive income (loss)	550,257	472,033	397,184
Other comprehensive income (loss) - gain (loss) on derivatives	(809)	659	176
Balance, end of year	$ 549,448	$ 472,692	$ 397,360

See Notes to Consolidated Financial Statements.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Years Ended December 31,
	2018	2017	2016
Operating activities:
Net income	$ 94,757	$ 93,103	$ 89,152
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	61,018	61,058	61,092
Amortization of deferred warranty reimbursement costs	23,663	23,803	23,887
Amortization of deferred financing costs	885	1,536	1,953
Amortization of derivative assets	(2)	-	-
Loss on sale of assets	1,250	1,253	1,121
Changes in operating assets and liabilities:
Accounts receivable	5,018	(4,469)	(9,774)
Other current and noncurrent assets	5,221	5,311	5,356
Accounts payable and accrued liabilities	2,013	113	(2,518)
Warranty reimbursement liability	(30,546)	(23,639)	(17,060)
Payment of prior period warranty reimbursement liability	(9,041)	(6,641)	(4,695)
Other noncurrent liabilities	58	2,779	3,977
Net cash provided by operating activities	154,294	154,207	152,491

Investing activities:
Purchase of property and equipment	(7,668)	(5,199)	(1,447)
Payment of prior period property and equipment	(298)	(123)	(312)
Sale of property and equipment	305	2,783	1,657
Net cash used in investing activities	(7,661)	(2,539)	(102)

Financing activities:
Paydown of long-term debt	(125,000)	(125,000)	(145,000)
Capital contributions from Members	5,108	4,070	2,528
Distributions to Members	(22,300)	(22,500)	(24,061)
Deferred financing costs	-	-	(847)
Net cash used in financing activities	(142,192)	(143,430)	(167,380)

Net increase (decrease) in cash, cash equivalents and restricted cash	4,441	8,238	(14,991)
Cash, cash equivalents and restricted cash, beginning of year	16,783	8,545	23,536
Cash, cash equivalents and restricted cash, end of year	$ 21,224	$ 16,783	$ 8,545

Supplemental schedule of non-cash investing and financing activities:

Additions to property and equipment included in accounts payable
and accrued liabilities	$ 42	$ 298	$ 123

Warranty reimbursement payable in accounts payable and accrued liabilities	$ 11,171	$ 9,041	$ 6,641

Deferred warranty asset and warranty reimbursement obligation	$ (265)	$ (802)	$ (650)

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

Digital Systems are purchased by Kasima and leased to each Founding Member or one of its affiliates (each such entity, an "Exhibitor") pursuant to the terms of a Master Equipment Lease Agreement ("ELA"). Kasima facilitates the installation of the leased Digital Systems into each Exhibitor's theatres pursuant to the terms of an Installation Agreement. The Exhibitor is responsible for the ongoing maintenance and insurance of the Digital Systems. The Company has also entered into (and assigned to Kasima) long-term Digital Cinema Deployment Agreements ("DCDAs") with six major motion picture studios ("Major Studios") pursuant to which Kasima receives a virtual print fee ("VPF") each time the studio books a film or certain other content on the Digital Systems. Other content distributors have entered into DCDAs or shorter term agreements with the Company that provide for the payment of VPFs (or as more fully described and defined in Note 2, alternative content fees or "ACFs") to Kasima for bookings of the distributor's content on a Digital System. One such distributor, AC JV, LLC ("Fathom Events"), is related to DCIP through common ownership.

On June 20, 2011, DCIP and Canadian Digital Cinema Partnership ("CDCP") entered into a long-term management services agreement (an "MSA" and with respect to CDCP, the "CDCP MSA") to manage a similar deployment of Digital Systems in Canada and to perform certain other specified services for CDCP related thereto (see Note 2). CDCP is a Canadian limited partnership formed by Cineplex Entertainment LP ("Cineplex") and Empire Theatres Ltd. ("Empire") to facilitate the purchase and deployment of Digital Systems to their theatres in Canada. On April 1, 2012, DCIP entered into a long-term MSA with Cinemark USA, Inc., a Texas corporation and an affiliate of Cinemark, to manage deployment of Digital Systems to theatres operated by its affiliates in Latin America (the "CNI MSA"). On September 1, 2014, DCIP entered into a long-term MSA with Fathom Events to provide it with management and software related services. The services we provide under this agreement have changed from time to time.

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of DCIP and its subsidiaries. Intercompany accounts have been eliminated in consolidation.

New accounting standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance on revenue from contracts with customers. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgements and changes in judgements and assets recognized from costs incurred to obtain or fulfill a contract. This accounting guidance is effective prospectively for annual reporting periods, and interim periods within those periods, beginning after December 15, 2017.

The Company adopted the new standard and related updates on January 1, 2018 and used the modified retrospective method of adoption. The Company reviewed the terms and conditions of its existing customer contracts and applied the five discrete criteria required for recognizing revenue as set forth in ASU 2014-09. Based upon its analysis, the new revenue recognition guidance had no significant impact on the Company's consolidated financial statements.

In February 2016, the FASB issued guidance related to leases. This new guidance requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with a term greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes optional practical expedients that entities may elect to apply. This new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company is in the process of evaluating the effect the guidance will have on its consolidated financial statements and related disclosures and does not expect this new standard to have a material effect on its consolidated financial statements.

In November 2016, the FASB issued guidance related to the classification and presentation of restricted cash in the statement of cash flows. This guidance requires entities to include in its cash and cash equivalent balances any amounts that are deemed restricted cash and restricted cash equivalents. This accounting guidance is effective prospectively for annual reporting periods, and interim periods within those periods, beginning after December 15, 2017. The Company adopted this standard retrospectively on January 1, 2018.

In August 2017, the FASB amended the requirements of the Derivatives and Hedging Topic of the Accounting Standards Codification to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. The amendments will be effective for the Company beginning after December 15, 2018. Early adoption is permitted. The Company does not anticipate that the adoption of this guidance will have a significant impact on its consolidated financial statements.

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

Concentration of credit risk

For the years ended December 31, 2018 and 2017, the Company had three customers that represented 33% and 34%, respectively, of operating revenues and for the year ended December 31, 2016, the Company had four customers that represented 44% of operating revenues. At December 31, 2018 and 2017, four and three customers represented 55% and 39%, respectively, of net accounts receivable. These customers are each parties to DCDAs. None of the Company's other customers individually represented more than 10% of operating revenues or accounts receivable at December 31, 2018 or 2017, or for the years ended December 31, 2018, 2017 and 2016.

The Company has credit risk associated with certain accounts receivable, which consists primarily of amounts owed by the Major Studios and other digital content distributors. The Company actively monitors the status of its accounts receivable and has mechanisms in place to minimize the potential for incurring material accounts receivable credit losses. During 2018, the Company incurred bad debt expense of $4,198,000 related primarily to two studio bankruptcies. At December 31, 2018 and 2017, management has determined that there is no requirement for an allowance for doubtful accounts.

Concentration in foreign countries

The Company originally leased Digital Systems to AMC (pursuant to its ELA) for theatres located in Canada and receives revenues from CDCP pursuant to the CDCP MSA. In 2013, AMC sold the last of its Canadian theatres and, as a result, the Company no longer leases Digital Systems to AMC in Canada. The revenue previously earned from these operations was paid to the Company in U.S. dollars. For the years ended December 31, 2018, 2017 and 2016, revenues earned from Canadian sources totaled $1,812,000, $1,799,000 and $1,812,000, respectively. The carrying value of equipment deployed in Canada at December 31, 2018 and 2017 was zero. Revenue earned by the Company under the CNI MSA for theatres located in Latin America was $722,000, $818,000 and $825,000, for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Deferred financing costs, net

Deferred financing costs are amortized on the interest method basis for the Credit Facility as described in Note 7 and by a charge to interest expense over the term of the Credit Facility and reported as a reduction of long-term debt, net. Accumulated amortization of deferred financing costs at December 31, 2018 and 2017 totaled $11,713,000 and $10,828,000, respectively.

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

The following table sets forth, by level, the fair value measurements of the Company's consolidated financial assets ($ in thousands):

Fair Value Measurements

December 31,
	2018	Level 1	Level 2	Level 3
Fair value of Interest Rate Swap	$472(1)	$ -	$ 472	$ -

(1) Reported in derivative assets on the consolidated balance sheets.

The fair value of the Company's assets under its Interest Rate Swap (as defined below) is based upon observable market-based inputs that reflect the present values of the difference between estimated future fixed rate payments and future variable receipts and, therefore, is classified within Level 2. The Level 2 fair value of the Company's Interest Rate Swap at December 31, 2017 was $1,279,000.

Accounting for derivatives

In May 2013, the Company terminated an existing swap arrangement and executed new interest rate swap agreements (the "Interest Rate Swap"). Derivative financial instruments are recorded at fair value. Changes in the fair value of derivative financial instruments are either recognized in accumulated other comprehensive income (loss) (a component of members' equity) or in the consolidated statements of operations and comprehensive income depending on whether the derivative is being used to hedge changes in cash flows or fair value. The Company determined that the Interest Rate Swap was an effective cash flow hedging instrument through December 31, 2017 and, as a result, changes in the fair value of the Interest Rate Swap are recognized in other comprehensive income (loss). During 2018, a portion of the hedge was designated as ineffective and an immaterial amount was recognized as interest expense in the consolidated statements of operations and comprehensive income.

Income taxes

The Company is a limited liability company and, as such, is treated as a partnership for federal and state income tax purposes. Accordingly, as a partnership for tax purposes, the Company is not a taxable entity for federal income taxes and is not subject to significant state income taxes. However, the Company does pay certain state taxes based on revenue or net income that are reported as income tax expense on the consolidated statements of operations and comprehensive income. Income or loss of the Company as a limited liability company is reported to and included in the individual income tax returns of its members. Tax years ended December 31, 2017, 2016 and 2015 remain open to examination by federal and state taxing authorities with regard to the allocation of income or losses by the Company to its members.

Impairment of long-lived assets

The Company reviews the recoverability of its long-lived assets when events or conditions exist that indicate a possible impairment. The assessment for recoverability is based primarily on the Company's ability to recover the carrying value of its long-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of an asset, the asset is deemed not to be recoverable and possibly impaired. The Company then estimates the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the carrying value of the asset exceeds its fair value. Fair value is determined by computing the expected future discounted cash flows. No impairment charges were recorded for the years ended December 31, 2018, 2017 or 2016.

Revenue recognition

The Company has analyzed the provisions of the FASB's ASC Topic 606, Revenue from Contracts with Customers, and has concluded that no changes are necessary to conform with the new standard.

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

Contingent rent may be due under the ELAs if total revenues in respect of the Digital Systems deployed thereunder (calculated quarterly on a rolling last twelve-month basis) fail to meet certain minimum revenue thresholds. The minimum revenue thresholds were prorated for the initial four quarters of the ELAs. Contingent rent, if any, is calculated and recognized monthly, but billed and paid quarterly. No Contingent rent was due for the years ending December 31, 2018, 2017 or 2016.

Peak period payments are due under the ELAs when the leased Digital Systems are taken out of service by an Exhibitor for one or more consecutive defined "peak periods" (generally a weekend) as a result of relocation, damage or a complex closing. Peak period payments, if any, are recognized, billed and paid monthly.

In accordance with the ELAs, the Exhibitors are required to acquire extended warranties with respect to the leased Digital Systems covering the period from the expiration of the initial included manufacturer's warranty through the date of repayment of the Credit Facility (the "Warranty End Date"), but in no event later than 12 years from the effective date of the ELAs. Following the Warranty End Date, the Exhibitors may choose to continue extended warranty coverage through the expiration of the DCDAs (the "DCDA End Date"). The DCDA End Date will occur on the earlier of (i) the tenth anniversary of the "mean deployment date" of the Digital Systems or (ii) the date the Company achieves "cost recoupment", each as defined in the DCDAs. The Company expects that the Exhibitors will maintain extended warranty coverage through the DCDA End Date. Pursuant to the ELAs, the Company is required to reimburse the Exhibitor for the costs of the extended warranties (and/or equipment replacement costs) subject to quarterly caps set forth in the ELAs. This contractual obligation by the Company to incur costs at a future date for the extended warranties or replacement costs when the leased equipment is purchased creates a liability at the purchase date and a contra revenue adjustment in respect of revenues derived under the ELAs that is recognized on a straight-line basis over the term of the lease.

The Company also earns revenues in respect of the services DCIP provides under the MSAs. The revenues are earned ratably as the services are performed under the agreement.

Subsequent events

The Company has evaluated subsequent events through February 18, 2019, which is the date the consolidated financial statements were available to be issued.

Note 3 - Financing Transactions

On May 17, 2013, the Company refinanced its then outstanding senior secured debt, extending its term and lowering its effective interest rate. The transaction consisted of a $755,000,000 senior secured loan commitment (the Credit Facility described in Note 7) to Kasima from a group of commercial banks and institutional investors.

Note 4 - Consolidated Balance Sheet Components

Restricted cash

The Company had restricted cash of $3,702,000 and $5,891,000 at December 31, 2018 and 2017, respectively, in the form of an interest reserve escrow account related to the Credit Facility (see Note 7) and an excess cost escrow account for the funding of Digital Systems in excess of costs caps established in the related credit agreement.

Accounts receivable, net

Accounts receivable, net consists of the following ($ in thousands):

	December 31,
	2018	2017
Accounts receivable	$ 40,676	$ 45,891
Accrued revenue	766	606
Deferred revenue(1)	(1,249)	(1,286)
Total accounts receivable, net	$ 40,193	$ 45,211

(1) Deferred revenue consists of unearned amounts billed but not collected at December 31, 2018 and 2017.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consists of the following ($ in thousands):

	December 31,
	2018	2017
Warranty reimbursement payable	$ 11,171	$ 9,041
Accrued bonus and compensation	3,040	894
Accrued equipment purchases leased to others	27	241
Other accrued liabilities	160	185
Accounts payable	44	147
Accrued taxes payable	152	140
Accrued interest payable	10	69
Total accounts payable and accrued liabilities	$ 14,604	$ 10,717

Other noncurrent liabilities

Other noncurrent liabilities consist primarily of accrued long-term incentive compensation.

Note 5 - Property and Equipment, net

Property and equipment, net consists of the following ($ in thousands):

	December 31,
	2018	2017
Equipment leased to others(1)	$ 1,053,029	$ 1,050,035
Equipment, not deployed	3,520	1,593
Computer equipment and software	6,228	6,151
Leasehold improvements	292	292
Furniture and fixtures	124	124
Total property and equipment	1,063,193	1,058,195
Less accumulated depreciation and amortization	(456,329)	(396,467)
Property and equipment, net	$ 606,864	$ 661,728

(1)At December 31, 2018 and 2017, the approximate carrying value of equipment leased to others was $603,000 and

 $659,000, respectively.

Note 6 - Exhibitor Lease Fees

The Company earns lease revenues and other fees through the lease of Digital Systems to the Exhibitors in accordance with the ELAs described in Note 2. The aggregate future minimum lease revenues due under non-cancellable equipment lease agreements that have initial or remaining terms in excess of one year as of December 31, 2018 are as follows ($ in thousands):

Year ending December 31,	Amount
2019	$ 14,997
2020	14,997
2021	14,997
2022	12,625
2023	6,521
Thereafter	3,901
Total	$ 68,038

Revenues earned under the ELAs for the years ended December 31, 2018, 2017 and 2016 totaled $20,409,000, $20,629,000 and $19,699,000, respectively.

Note 7- Long-term Debt, net

Credit facilities

On May 17, 2013, DCIP, Holdings and Kasima entered into a credit agreement with Barclays Bank PLC as Administrative Agent and a group of lenders which agreed to provide Kasima a $75 million revolving line of credit ("Revolver") and a $680 million term loan ("Term Loan B" and together with the Revolver, the "Credit Facility"). The Term Loan B was fully funded at the closing of the Credit Facility. Proceeds from the Term Loan B were used to repay all amounts under the then outstanding credit facility and to repay fees, transaction costs and other expenses incurred in connection with such repayment and the establishment of the Credit Facility. All costs of Digital Systems exceeding established caps must be funded by capital contributions from the Founding Members.

The Revolver was available, subject to certain conditions, through May 17, 2018, its maturity date, at which time no amounts were outstanding. The maturity date of the Term Loan B is May 17, 2021 (the "Term Loan B Maturity Date"). At December 31, 2017, the Revolver was undrawn. The Term Loan B borrowings bear interest, at the option of Kasima, at either the Adjusted LIBO Rate or the Alternate Base Rate, each as defined in the Credit Facility, plus the defined Applicable Rate, which is 1.50% in the case of borrowings based on the Alternate Base Rate and 2.50% for borrowings based on the Adjusted LIBO Rate. The Term Loan B is further subject to an Adjusted LIBO Rate floor of 0.75%. The commitment fee on undrawn amounts in respect of the Revolver was 0.50% per annum through its maturity date.

The Term Loan B amortizes at 1.25% of its original principal amount per annum, payable in quarterly increments of $8.5 million commencing on September 30, 2014 with the remaining balance, including any unpaid interest and fees, payable on the Term Loan B Maturity Date. Prepayments of the Term Loan B reduce future mandatory amortization payments on a dollar-for-dollar basis. Commencing with the defined Test Date in respect of the fiscal year ended December 31, 2014 and annually on each Test Date thereafter, Kasima will prepay Term Loan B borrowings in an aggregate amount equal to 100% of defined Excess Cash Flow (generally the amount by which Cash Flow from Operations exceeds Consolidated Fixed Charges, each as defined, for the prior fiscal year). Kasima may at any time terminate or permanently reduce commitments under the Credit Facility without premium or penalty in $5 million increments of not less than $20 million.

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

Under the Credit Facility, the Borrower is required to maintain compliance with certain financial covenants. Material covenants included an interest coverage ratio, minimum average revenues per deployed screen, capital expenditure limitations and excess cash flow. At December 31, 2018, the Company had excess cash flow of $3.4 million which will be paid in the first quarter of 2019. At December 31, 2018, the Borrower was in compliance with all of its Credit Facility covenants.

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

The Company's long-term debt consists of the Term Loan B with balances at December 31, 2018 and 2017 of $70.0 million and $195.0 million, respectively, and interest rates of 5.26% and 4.17%, respectively.

The Company's aggregate maturities of long-term debt are as follows ($ in thousands):

Year Ending December 31,	Amount
2019		$ -
2020		-
2021		70,000
Total		$ 70,000

Interest expense on long-term debt was $5,327,000, $10,602,000 and $15,472,000, for the years ended December 31, 2018, 2017 and 2016, respectively.

Long-term debt, net consists of the following ($ in thousands):

	December 31,
	2018	2017
Long-term debt	$ 70,000	$ 195,000
Deferred financing costs, net	(263)	(1,147)
Total long-term debt, net	$ 69,737	$ 193,853

Derivatives

The Interest Rate Swap contracts were entered into for interest expense cost protection from rising variable interest rates and are associated with the Company's Term Loan B which matures on May 17, 2021. Under the Interest Rate Swap contracts, the Company receives current market LIBO Rate interest payments, subject to an interest rate floor for the Term Loan B of 0.75% per annum, and pays a fixed rate of 1.29% calculated on the same notional principal amount (the "Notional Swap Amount") which changes for each fiscal quarter commencing as of the quarter ended June 30, 2013 and terminating on the contract expiration date of December 31, 2019. The Notional Swap Amount for the quarterly period ended December 31, 2018 was $68,127,000 and the then-current market LIBO Rate interest was (1.52%) per annum. The protection afforded by the Interest Rate Swap extends until December 31, 2019 and the Notional Swap Amount decreases quarterly beginning September 30, 2014.

Note 8 - Retirement Plan

The Company maintains a defined contribution plan for eligible employees under Section 401(k) of the Internal Revenue Code. The Company's plan provides for eligible employees to contribute up to 80% of eligible compensation with a Company contribution of 4% of eligible wages. All employees are eligible to participate in the plan upon hire. The Company's contributions to the plan totaled $139,000, $140,000 and $146,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 9 - Commitments

Operating leases

The Company has leased facilities in the states of New Jersey, Colorado and Minnesota. The aggregate future minimum lease payments under non-cancellable operating leases that have initial or remaining terms in excess of one year as of December 31, 2018 are as follows ($ in thousands):

Year Ending December 31,	Amount
2019	$ 179
2020	119
2021	101
2022	8
Total	$ 407

Rent expense for operating leases for the years ended December 31, 2018, 2017 and 2016 totaled $181,000, $201,000 and $168,000, respectively.

Employment agreements

The Company has employment agreements with two of its key executives setting forth key compensation terms (generally annual salary plus a defined bonus) and providing each executive with a severance benefit in the case the executive's employment is terminated without cause or the executive resigns with good reason, each as defined.

Note 10 - Related Party Transactions

At December 31, 2018, all of the Company's Digital Systems are leased to the Exhibitors under the ELAs. For the years ended December 31, 2018, 2017 and 2016, revenues earned from the Exhibitors totaled $20,409,000, $20,629,000 and $19,699,000, respectively. Net accounts receivable due from the Exhibitors totaled $1,092,000 and $1,762,000, at December 31, 2018 and 2017, respectively, and will be settled in cash. Payments under the ELAs are generally due on the fifth day of the month after billing. At times, the Company purchases digital equipment from the Exhibitors at cost subject to caps established in the ELAs. For the years ended December 31, 2018 and 2017, the Company had no liability for reimbursement of equipment purchases due to the Exhibitors. The $11,171,000 warranty reimbursement liability represents a liability to reimburse the Exhibitors for the extended equipment warranty and other replacement costs (as defined in the ELAs) as cash payments that began in 2011 and continues through the DCDA End Date (see Note 2). Warranty reimbursements earned for the years ended December 31, 2018, 2017 and 2016 totaled $41,717,000, $32,680,000 and $23,700,000, respectively. Cash reimbursement payments for the years ended December 31, 2018, 2017 and 2016 totaled $39,587,000, $30,280,000 and $21,755,000, respectively, and payables totaled $11,171,000 and $9,041,000 as of December 31, 2018 and 2017, respectively.

In 2018, 2017 and 2016, the Exhibitors terminated their ELAs with respect to an aggregate of 38, 81, and 54 Digital Systems, respectively. Pursuant to the terms of the ELAs, the Exhibitors were required to purchase these Digital Systems from the Company at a defined Termination Amount per Digital System. In 2018, 2017 and 2016, total Termination Amounts paid by the Exhibitors in the aggregate were $305,000, $2,783,000 and $1,657,000, respectively, resulting in a loss on sale to the Company of $1,250,000, $1,252,000 and $1,121,000 in 2018, 2017 and 2016, respectively.

For the years ended December 31, 2018, 2017 and 2016, revenues earned from Fathom Events totaled $3,719,000, $3,004,000 and $2,689,000, respectively, (see Note 1). Accounts receivable due from Fathom Events at December 31, 2018 and 2017 totaled $635,000 and $381,000, respectively.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) of the Exchange Act. With management’s participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of December 31, 2018, based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018. The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report in Item 8 of Part II of this Annual Report on Form 10-K.

(c)	Changes in internal control over financial reporting.

As part of the adoption of ASC Topic 606, the Company implemented changes to its control activities related to revenue recognition to ensure adequate evaluation of its contracts and proper assessment of the impact of the new accounting standard. There were no significant changes in the Company’s internal control over financial reporting due to the adoption of the new standard, and no other changes in its internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the year ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

For information with respect to the executive officers of the Company, see “Executive Officers” included as a separate item at the end of Part I, Item 1. of this Report.

All other information called for by this item is hereby incorporated herein by reference to the relevant information under the headings “Proposal 1 - Election of Directors”, “Section 16(A) Beneficial Ownership Reporting Compliance”, and “Corporate Governance” portions of our definitive proxy statement on Schedule 14A in connection with our 2019 Annual Meeting of Stockholders, to be filed within 120 days after December 31, 2018 (the “Proxy Statement”).

Item 11.   Executive Compensation.

The information called for by this item is set forth under the headings “Executive Compensation”, “Compensation Committee Report on Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Policies and Practices as They Relate to Risk Management”, “Director Compensation” and “Compensation Discussion and Analysis” in the Company’s 2019 Proxy Statement to be filed with the SEC within 120 days after December 31, 2018 and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information” in the Company’s 2019 Proxy Statement to be filed with the SEC within 120 days after December 31, 2018 and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is set forth under the headings “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s 2019 Proxy Statement to be filed with the SEC within 120 days after December 31, 2018 and is incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services

The information called for by this item is set forth under the headings “Principal Accounting Fees and Services” and “Audit Committee Pre-Approval Policy” in the Company’s 2019 Proxy Statement to be filed with the SEC within 120 days after December 31, 2018 and is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)The following financial statements are included in Part II, Item 8.

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

2.2

Share Purchase Agreement dated as of July 12, 2016, by and among AMC Entertainment Holdings, Inc., AMC (U.K.) Acquisition Limited, Monterey Capital III S.A.R.L., Odeon and UCI Cinemas Holdings Limited, Odeon and UCI Cinemas Group Limited, and certain Management Shareholders. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on July 13, 2016).

2.3

Amended and Restated Agreement and Plan of Merger dated as of July 24, 2016, by and among AMC Entertainment Holdings, Inc., Congress Merger Subsidiary, Inc., and Carmike Cinemas, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on July 25, 2016).

2.4

Sale and Purchase Agreement dated as of January 20, 2017, by and among AMC Entertainment Holdings, Inc., Goldcup 14139 AB, European Cinemas S.à.r.l, Bonnier Holding AB, and certain Management Shareholders. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on January 23, 2017).

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

3.3

Certificate of Retirement of 24,057,143 Shares of Class B Common Stock of AMC Entertainment Holdings, Inc., dated as of November 1, 2018 (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 8, 2018).

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
4.1(d)

First Amendment to Credit Agreement, dated as of December 11, 2015, by and among AMC Entertainment Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Citicorp North America, Inc., as administrative agent (incorporated by reference from Exhibit 4.1(d) to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed on March 10, 2016).

4.1(e)

Second Amendment to Credit Agreement, dated as of November 8, 2016, by and among AMC Entertainment Holdings, Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Citicorp North America, Inc., as administrative agent. (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on November 8, 2016).

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

4.6

Indenture, dated as of November 8, 2016, respecting AMC Entertainment Holdings, Inc.’s 5.875% Senior Subordinated Notes due 2026 and 6.375% Senior Subordinated Notes due 2024, among AMC Entertainment Holdings, Inc., the guarantors named therein and U.S. Bank National Association, as trustee. (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on November 8, 2016).

4.6(a)

Registration Rights Agreement, dated November 8, 2016, respecting AMC Entertainment Holdings, Inc.’s 5.875% Senior Subordinated Notes due 2026 and 6.375% Senior Subordinated Notes due 2024, among AMC Entertainment Holdings, Inc. and Citigroup Global Markets Inc., as representative of the initial purchasers of the 5.875% Senior Subordinated Notes due 2026 and 6.375% Senior Subordinated Notes due 2024. (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on November 8, 2016).

4.7

Indenture for the 6.00% Senior Secured Notes due 2023, dated June 17, 2015, among Carmike Cinemas, Inc. and JP Morgan (incorporated by reference from Exhibit 4.1 to Carmike Cinemas, Inc.’s Current Report on Form 8-K (File No. 0-14993) filed on June 23, 2015).

HIDDEN_ROW

Exhibit Number	Description
4.8	Form of 6.00% Senior Secured Note due 2023 (included in Exhibit 4.7)

4.9

Second Supplemental Indenture, dated March 23, 2016, to Indenture dated June 17, 2015, among Carmike Cinemas, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.1 to Carmike Cinemas, Inc.’s Current Report on Form 8-K (File No. 0-14993)filed March 29, 2016).

4.10

Third Supplemental Indenture, dated February 17, 2017, to the Indenture dated June 17, 2015, among AMC Entertainment Holdings, Inc., Carmike Cinemas, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.10 to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed on March 10, 2017).

4.11

Indenture, dated as of March 17, 2017, respecting AMC Entertainment Holdings, Inc.’s 6.125% Senior Subordinated Notes due 2027, among AMC Entertainment Holdings, Inc., the guarantors named therein and U.S. Bank National Association, as trustee. (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K (File No. 1-33892) filed on March 17, 2017).

4.12

Registration Rights Agreement, dated March 17, 2017, respecting AMC Entertainment Holdings, Inc.’s 6.125% Senior Subordinated Notes due 2027 and 6.375% Senior Subordinated Notes due 2024, among AMC Entertainment Holdings, Inc. and Citigroup Global Markets Inc., as representative of the initial purchasers of the 6.125% Senior Subordinated Notes due 2027 and 6.375% Senior Subordinated Notes due 2024. (incorporated by reference from Exhibit 4.2 to the Company’s Form 8-K (File No. 1-33892) filed on March 17, 2017).

4.13

Indenture by and among AMC Entertainment Holdings, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, dated as of September 14, 2018 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on September 20, 2018).

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

HIDDEN_ROW

Exhibit Number	Description

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

10.18

Tax Payment Agreement dated October 15, 2013 among Wanda America Investment Holding Co. Ltd, AMC Entertainment Holdings, Inc. and American Multi-Cinema Inc. (incorporated by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed on March 4, 2014).

HIDDEN_ROW

Exhibit Number	Description
***10.19	Form of Stock Award Agreement (incorporated by reference from Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on November 27, 2013, as amended).

***10.20	AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 7, 2014).

***10.20(a)

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

***10.22

Form of Restricted Stock Unit Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan for officers covered by Section 162(m) of the Internal Revenue Code. (incorporated by reference from Exhibit 10.32 to the Company's Annual Report on Form 10-K (File No. 1-33892) filed on March 8, 2016).

***10.23

Form of Restricted Stock Unit Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan. (incorporated by reference from Exhibit 10.33 to the Company's Annual Report on Form 10-K (File No. 1-33892) filed on March 8, 2016).

***10.24

Restated American Multi-Cinema, Inc. Non-Qualified Deferred Compensation Plan dated September 29. 2016, by American Multi-Cinema, Inc. effective January 1, 2016. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 9, 2016).

***10.25

AMC Entertainment Holdings, Inc. Non-Employee Director Compensation Program Summary Revised November 3, 2016, Effective January 1, 2017. (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 9, 2016).

***10.26

Form of Restricted and/or Performance Stock Unit Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan.(incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on May 8, 2017).

10.27

Third Amendment to Credit Agreement, dated as of May 9, 2017, by and among AMC Entertainment Holdings, Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Citicorp North America, Inc., as administrative agent (incorporated by reference from Exhibit 4.1 to the Company's Form 8-K (File No. 1-33892) filed on May 11, 2017).

10.28

Fourth Amendment to Credit Agreement, dated as of June 13, 2017, by and among AMC Entertainment Holdings, Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Citicorp North America, Inc., as administrative agent (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-33892) filed on June 13, 2017).

HIDDEN_ROW

Exhibit Number	Description

***10.29

First Amendment dated October 19, 2017, to the Employment Agreement between AMC Entertainment Holdings, Inc. as successor in interest to AMC Entertainment, Inc. and Elizabeth Frank and amends the Employment Agreement between Company and Executive which commenced August 18, 2010 (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 9, 2017).

***10.30

First Amendment dated October 13, 2017, to the Employment Agreement between AMC Entertainment Holdings, Inc. as successor in interest to AMC Entertainment, Inc. and Stephen Colanero and amends the Employment Agreement between Company and Executive which commenced November 24, 2009. (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 9, 2017).

***10.31

AMC Entertainment Holdings, Inc. Annual Incentive Compensation Program Continuing Structure, as modified by the Compensation Committee March 11, 2018 (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-33892) filed on May 7, 2018).

***10.32

Amendment No. 1 to the American Multi-Cinema, Inc. Non-Qualified Deferred Compensation Plan effective May 1, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on August 7, 2018).

10.33

Fifth Amendment to Credit Agreement, dated as of August 14, 2018, by and among AMC Entertainment Holdings, Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Citicorp North America, Inc., as administrative agent (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on August 7, 2018).

10.34

Investment Agreement by and between AMC Entertainment Holdings, Inc. and Silver Lake Alpine, L.P., dated as of September 14, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on September 20, 2018).

10.35

Stock Repurchase and Cancellation Agreement by and between AMC Entertainment Holdings, Inc. and Wanda America Entertainment, Inc., dated as of September 14, 2018 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on September 20, 2018).

10.36

Right of First Refusal Agreement by and among AMC Entertainment Holdings, Inc., Silver Lake Alpine, L.P. and Wanda America Entertainment, Inc., dated as of September 14, 2018 (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on September 20, 2018).

***10.37

AMC Entertainment Holdings, Inc. Non-Employee Director Compensation Program – Amended and Restated November 1, 2018, Effective January 1, 2019 (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 8, 2018).  .

*21	Subsidiaries of AMC Entertainment Holdings, Inc.

*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

HIDDEN_ROW

Exhibit Number	Description
*23.2	Consent of CohnReznick LLP as to Digital Cinema Implementation Partners, LLC’s financial statements.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*32.1	Section 906 Certifications of Adam M. Aron (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MAOJUN JOHN ZENG
Maojun (JOHN) Zeng	Chairman of the Board
February 28, 2019
/s/ ADAM M. ARON	Chief Executive Officer, Director and President
Adam M. Aron	(principal executive officer)
February 28, 2019
/s/ ANTHONY J. SAICH
Anthony J. Saich	Director
February 28, 2019
/s/ LEE E. WITTLINGER
Lee E. Wittlinger	Director
February 28, 2019
/s/ LLOYD HILL
Lloyd Hill	Director
February 28, 2019
/s/ GARY F. LOCKE
Gary F. Locke	Director
February 28, 2019
/s/ KATHLEEN M. PAWLUS
Kathleen M. Pawlus	Director
February 28, 2019
/s/ HOWARD KOCH, JR.
Howard Koch, Jr.	Director
February 28, 2019
/s/ CRAIG R. RAMSEY	Executive Vice President and Chief Financial
Craig R. Ramsey	Officer (principal financial officer)
February 28, 2019
/s/ CHRIS A. COX	Senior Vice President and Chief Accounting
Chris A. Cox	Officer (principal accounting officer)
February 28, 2019