Form 10-Q
period 2019-03-31
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2019-05-09
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock	AMC	New York Stock Exchange
Title of each class of common stock		Number of shares outstanding as of May 3, 2019
Class A common stock Class B common stock		52,073,316 51,769,784

AMC ENTERTAINMENT HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
(in millions, except share and per share amounts)	March 31, 2019	March 31, 2018
	(unaudited)
Revenues
Admissions	$731.5	$875.0
Food and beverage	368.8	405.8
Other theatre	100.1	102.8
Total revenues	1,200.4	1,383.6
Operating costs and expenses
Film exhibition costs	365.3	426.5
Food and beverage costs	61.5	66.2
Operating expense, excluding depreciation and amortization below	402.8	411.9
Rent	242.0	189.7
General and administrative:
Merger, acquisition and transaction costs	3.3	4.7
Other, excluding depreciation and amortization below	46.2	44.2
Depreciation and amortization	113.0	130.5
Operating costs and expenses	1,234.1	1,273.7
Operating income (loss)	(33.7)	109.9
Other expense (income):
Other expense	29.8	1.2
Interest expense:
Corporate borrowings	71.3	61.7
Capital and financing lease obligations	2.1	10.3
Non-cash NCM exhibitor services agreement	10.2	10.5
Equity in (earnings) loss of non-consolidated entities	(6.5)	9.0
Investment income	(16.1)	(5.2)
Total other expense	90.8	87.5
Earnings (loss) before income taxes	(124.5)	22.4
Income tax provision	5.7	4.7
Net earnings (loss)	$(130.2)	$17.7
Earnings (loss) per share:
Basic	$(1.25)	$0.14
Diluted	$(1.25)	$0.14
Average shares outstanding:
Basic (in thousands)	103,783	128,046
Diluted (in thousands)	103,783	128,046

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
(in millions)	March 31, 2019	March 31, 2018
Net earnings (loss)	$(130.2)	$17.7
Other comprehensive income (loss)
Unrealized foreign currency translation adjustment	(25.4)	11.7
Realized loss on foreign currency transactions reclassified into other expense, net of tax	0.5	—
Pension and other benefit adjustments:
Net gain (loss) arising during the period, net of tax	0.1	(1.1)
Equity method investees' cash flow hedge:
Unrealized net holding gain (loss) arising during the period, net of tax	(0.1)	0.2
Realized net gain reclassified into equity in earnings of non-consolidated entities, net of tax	—	(0.1)
Other comprehensive income (loss)	(24.9)	10.7
Total comprehensive income (loss)	$(155.1)	$28.4

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$184.6	$313.3
Restricted cash	10.6	10.7
Receivables, net	193.8	259.5
Other current assets	162.6	197.8
Total current assets	551.6	781.3
Property, net	2,600.8	3,039.6
Operating right-of-use assets, net	4,809.2	—
Intangible assets, net	199.0	352.1
Goodwill	4,787.9	4,788.7
Deferred tax asset, net	31.0	28.6
Other long-term assets	493.7	505.5
Total assets	$13,473.2	$9,495.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$382.8	$452.6
Accrued expenses and other liabilities	342.4	378.5
Deferred revenues and income	370.1	414.8
Current maturities of corporate borrowings	15.2	15.2
Current maturities of finance lease liabilities	11.6	—
Current maturities of operating lease liabilities	570.7	—
Current maturities of capital and financing lease obligations	—	67.0
Total current liabilities	1,692.8	1,328.1
Corporate borrowings	4,737.7	4,707.8
Finance lease liabilities	117.0	493.2
Operating lease liability	4,826.6	—
Exhibitor services agreement	561.6	564.0
Deferred tax liability, net	45.8	41.6
Other long-term liabilities	188.2	963.1
Total liabilities	12,169.7	8,097.8
Commitments and contingencies
Class A common stock (temporary equity) ($.01 par value, 0 shares issued; 0 shares outstanding as of March 31, 2019 and 75,712 shares issued; 38,943 shares outstanding as of December 31, 2018)	—	0.4
Stockholders’ equity:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 55,805,941 shares issued and 52,073,316 outstanding as of March 31, 2019; 55,401,325 shares issued and 51,705,469 outstanding as of December 31, 2018)	0.5	0.5
Class B common stock ($.01 par value, 75,826,927 shares authorized; 51,769,784 shares issued and outstanding as of March 31, 2019 and December 31, 2018)	0.5	0.5
Additional paid-in capital	2,001.7	1,998.4
Treasury stock (3,732,625 shares as of March 31, 2019 and December 31, 2018, at cost)	(56.4)	(56.4)
Accumulated other comprehensive income (loss)	(19.4)	5.5
Accumulated deficit	(623.4)	(550.9)
Total stockholders’ equity	1,303.5	1,397.6
Total liabilities and stockholders’ equity	$13,473.2	$9,495.8

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:	(Unaudited)
Net earnings (loss)	$(130.2)	$17.7
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	113.0	130.5
Deferred income taxes	4.1	1.5
Amortization of net discount (premium) on corporate borrowings	2.2	(0.9)
Amortization of deferred charges to interest expense	4.4	3.8
Non-cash portion of stock-based compensation	4.0	2.8
Gain on dispositions	(12.9)	(1.2)
Loss on disposition of NCM	—	1.1
Loss on derivative asset and derivative liability	28.4	—
Equity in earnings from non-consolidated entities, net of distributions	—	11.3
NCM held-for-sale impairment loss	—	16.0
Landlord contributions	35.2	42.1
Non-cash rent - purchase accounting	7.6	—
Deferred rent	(18.1)	(39.3)
Net periodic benefit cost	0.1	0.2
Change in assets and liabilities, excluding acquisitions:
Receivables	68.3	114.0
Other assets	14.5	(3.3)
Accounts payable	(76.7)	(107.1)
Accrued expenses and other liabilities	(48.0)	(28.3)
Other, net	5.5	4.5
Net cash provided by operating activities	1.4	165.4
Cash flows from investing activities:
Capital expenditures	(114.8)	(107.3)
Proceeds from disposition of long-term assets	17.3	3.8
Investments in non-consolidated entities, net	(0.1)	(10.7)
Other, net	(0.9)	(0.6)
Net cash used in investing activities	(98.5)	(114.8)
Cash flows from financing activities:
Repayments under revolving credit facilities	(3.8)	—
Principal payments under Term Loan	(3.4)	(3.5)
Principal payments under capital and financing lease obligations	(3.8)	(17.9)
Cash used to pay dividends	(21.8)	(25.8)
Taxes paid for restricted unit withholdings	(1.1)	(1.7)
Purchase of treasury stock	—	(13.5)
Net cash used in financing activities	(33.9)	(62.4)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	2.2	6.0
Net increase in cash and cash equivalents and restricted cash	(128.8)	(5.8)
Cash and cash equivalents and restricted cash at beginning of period	324.0	318.3
Cash and cash equivalents and restricted cash at end of period	$195.2	$312.5
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (including amounts capitalized of $0.3 million and $0.1 million)	$38.1	$35.7
Income taxes paid, net	$2.5	$4.5
Schedule of non-cash activities:
Investment in NCM (See Note 5—Investments)	$1.4	$(6.3)
Construction payables at period end	$83.8	$75.8

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

As of March 31, 2019, Wanda owned approximately 49.85% of Holdings’ outstanding common stock and 74.89% of the combined voting power of Holdings’ outstanding common stock and has the power to control Holdings’ affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), entering into mergers, sales of substantially all of the Company’s assets and other extraordinary transactions.

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

Principles of Consolidation:  The accompanying unaudited consolidated financial statements include the accounts of Holdings and all subsidiaries, as discussed above, and should be read in conjunction with the Company’s Annual Report on Form 10–K for the year ended December 31, 2018. The accompanying consolidated balance sheet as of December 31, 2018, which was derived from audited financial statements, and the unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10–Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company’s financial position and results of operations. All significant intercompany balances and transactions have been eliminated in consolidation. There are no noncontrolling (minority) interests in the Company’s consolidated subsidiaries; consequently, all of its stockholders’ equity, net earnings and total comprehensive income for the periods presented are attributable to controlling interests. Due to the seasonal nature of the Company’s business, results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019. The Company manages its business under two reportable segments for its theatrical exhibition operations, U.S. markets and International markets.

Accumulated depreciation and amortization:  Accumulated depreciation was $1,543.6 million and $1,697.1 million at March 31, 2019 and December 31, 2018, respectively, related to property. Accumulated amortization of intangible assets was $19.0 million and $72.9 million at March 31, 2019 and December 31, 2018, respectively.

Other Expense: The following table sets forth the components of other expense:

	Three Months Ended
(In thousands)	March 31, 2019	March 31, 2018
Derivative liability fair value adjustment for embedded conversion feature in the Convertible Notes due 2024	$13.3	$—
Derivative asset fair value adjustment for contingent call option related to the Class B common stock purchase and cancellation agreement	15.1	—
Loss on GBP forward contract	0.3	—
Foreign currency transactions losses	0.5	1.2
Non-operating components of net periodic benefit cost	0.1	—
Fees related to modification of term loans	0.2	—
Other	0.3	—
Total other expense	$29.8	$1.2

Accounting Pronouncements Recently Adopted

Leases.The Company adopted the guidance of ASU No. 2016-02, Leases, (“ASC 842”) as of January 1, 2019 using the modified retrospective transition approach with the cumulative effect recognized at the date of initial application. The comparative information in the prior year has not been adjusted and continues to be reported under ASC 840, Leases, which was the accounting standard in effect for that period. ASC 842 requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. See Note 2—Leases for the required disclosures of the nature, amount, timing, and uncertainty of cash flows arising from leases.

Accounting Pronouncements Issued Not Yet Adopted

Financial Instruments.  In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which provides new guidance regarding the measurement and recognition of credit impairment for certain financial assets. Such guidance will impact how the Company determines its allowance for estimated uncollectible receivables and evaluates its available-for-sale investments for impairment. ASU 2016-13 is effective for the Company in the first quarter of 2020. The Company is currently evaluating the effect that ASU 2016-13 will have on its consolidated financial statements and related disclosures.

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

Cloud Computing Arrangement. In August 2018, the FASB issued ASU 2018-15, Intangibles–Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 requires a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation, setup, and other upfront costs to capitalize as assets or expense as incurred. ASU 2018-15 is effective for the Company in the first quarter of 2020. Early adoption is permitted. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively in accordance with ASC 250-10-45. The Company is currently evaluating the effect that ASU 2018-15 will have on its consolidated financial statements.

NOTE 2—LEASES

The Company adopted ASC 842 on January 1, 2019 using the modified retrospective transition method; and therefore, the comparative information has not been adjusted for the three months ended March 31, 2018 or as of December 31, 2018. Upon transition to the new standard, the Company elected the package of practical expedients, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.

The Company leases theatres and equipment under operating and finance leases. The majority of the Company’s operations are conducted in premises occupied under lease agreements with initial base terms ranging generally from 12 to 15 years, with certain leases containing options to extend the leases for up to an additional 20 years. The Company typically does not believe that exercise of the renewal options is reasonably assured at the inception of the lease agreements and, therefore, considers the initial base term as the lease term. Lease terms vary but generally the leases provide for fixed and escalating rentals, contingent escalating rentals based on the Consumer Price Index and other indexes not to exceed certain specified amounts and variable rentals based on a percentage of revenues. The Company often receives contributions from landlords for renovations at existing locations. The Company records the amounts received from landlords as an adjustment to the right-of-use asset and amortizes the balance as a reduction to rent expense over the base term of the lease agreement.

Operating lease right-of-use assets and lease liabilities were recognized at commencement date based on the present value of minimum lease payments over the remaining lease term. The minimum lease payments include base rent and other fixed payments, including fixed maintenance costs. The Company’s leases have remaining lease terms of approximately 1 year to 25 years, which may include the option to extend the lease when it is reasonably certain the Company will exercise that option. The present value of the lease payments is calculated using the incremental borrowing rate for operating leases, which was determined using a portfolio approach based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company’s lease agreements do not contain any material residual value guarantees. Additionally, equipment leases (primarily digital projectors and food and beverage equipment), short-term leases and sublease arrangements are immaterial. The Company elected the practical expedient to not separate lease and non-lease components and also elected the short-term practical expedient for all leases that qualify. As a result, the Company will not recognize right-of-use assets or liabilities for short-term leases that qualify for the short-term practical expedient, but instead will recognize the lease payments as lease cost on a straight-line basis over the lease term.

As a result of adopting ASC 842, the Company’s consolidated balance sheet includes additional operating ROU assets and total operating lease liabilities of $4,809.2 million and $5,397.3 million, respectively, at March 31, 2019. The difference between the ROU assets and total lease liabilities upon initial measurement at January 1, 2019, was primarily due to the reclassification of (i) deferred rent, landlord allowances, unfavorable lease balances, and theatre closure liabilities previously recorded in other long-term liabilities, (ii) current portions of theatre closure liabilities previously recorded in accrued expenses and other liabilities; (iii) favorable lease balances previously recorded in intangible assets; and, (iv) prepaid rents recorded in other current assets within the consolidated balance sheets as an offset or addition to the opening ROU asset balances, as required by ASC 842.

The following table provides the operating and finance ROU assets and lease liabilities:

(In millions)	Balance Sheet Classification	March 31, 2019
Assets
Operating lease right-of-use assets (1)	Operating lease right-of-use assets	$4,809.2
Finance lease right-of-use assets (2)	Property, net	97.0
Total leased assets		$4,906.2

Liabilities
Current
Operating lease liabilities (1)	Current maturities of corporate borrowings and lease liabilities	$570.7
Finance lease liabilities (2)	Current maturities of corporate borrowings and lease liabilities	11.6
Noncurrent
Operating lease liabilities (1)	Operating lease liabilities	4,826.6
Finance lease liabilities (2)	Finance lease liabilities	117.0
Total lease liabilities		$5,525.9

(1)

Included in the operating right-of-use assets and operating lease liabilities are assets and liabilities for leases related to previous build-to-suit failed sale-leaseback transactions, that were derecognized and recorded as a cumulative effect adjustment to accumulated deficit upon adoption of ASC 842. These leases were classified and remeasured at January 1, 2019 as operating right-of-use assets and operating lease liabilities.

(2)

Corresponding with the adoption of ASC 842, the Company renamed previously classified capital lease assets and capital lease obligations under ASC 840 as finance right-of-use assets and finance lease liabilities, respectively. The Company recognized the finance right-of-use assets and finance lease liabilities on January 1, 2019 at the carrying amount of the capital lease asset and capital lease obligation as of December 31, 2018.

The cumulative effect adjustment to accumulated deficit at January 1, 2019 is as follows:

Accumulated
(In millions)	Deficit
Balance as of December 31, 2018	$(550.9)
Derecognition of existing assets for certain sale leaseback transactions previously recorded in property, net	(405.9)
Derecognition of existing liabilities for certain sale leaseback transactions previously recorded in current maturities of corporate borrowings and capital and financing lease obligations	427.5
Derecognition of deferred gains from the sale and leaseback transactions previously recorded in other long-term liabilities	102.4
Difference in fair value compared to the basis of the right-of-use assets for previously impaired asset groups	(49.0)
Deferred taxes	3.8
Cumulative effect adjustment to accumulated deficit	78.8
Balance as of January 1, 2019	$(472.1)

The following is the impact of the adoption of ASC 842 on the Company’s consolidated income statement for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
	Without Adoption of	U.S. Markets	International Markets
(In millions)	ASC 842	Adjustments	Adjustments	As Reported
Operating costs and expenses
Rent (1)(2)(4)	$211.6	$17.4	$13.0	$242.0
Depreciation and amortization (2)(3)	137.0	(13.4)	(10.6)	113.0
Operating costs and expenses	1,227.7	4.0	2.4	1,234.1
Operating income (loss)	(27.3)	(4.0)	(2.4)	(33.7)

Other expense (income)
Interest expense:
Capital and financing lease obligations (1)	9.0	(3.3)	(3.6)	2.1
Net earnings (loss)	(130.7)	(0.7)	1.2	(130.2)

(1)

Cash rent payments for build-to-suit failed sale leasebacks of $11.0 million and $9.9 million for U.S. markets and International markets, respectively, are accounted for as operating leases under ASC 842 that were previously accounted for as financing leases under ASC 840. Corresponding with the adoption of ASC 842, the Company renamed the consolidated statements of operations line item from capital and financing lease obligations to finance lease liabilities.

(2)

Non-cash amortization expense for favorable lease terms of $4.6 million and $3.1 million, for U.S. markets and international markets, respectively, reclassified to rent expense and amortized over the shorter base lease term under ASC 842.

(3)	Depreciation on build-to-suit failed sale leaseback buildings that are eliminated upon adoption of ASC 842.

(4)	Amortization of deferred gains on sale leaseback transactions of $1.8 million for U.S. markets is eliminated upon adoption of ASC 842.

The following table reflects the lease costs for the three months ended March 31, 2019:

		Three Months Ended
(In millions)	Consolidated Statement of Operations	March 31, 2019
Operating lease cost
Theatre properties	Rent	$218.9
Theatre properties	Operating expense	1.7
Equipment	Operating expense	3.5
Office and other	General and administrative: other	1.3
Finance lease cost
Amortization of finance lease assets	Depreciation and amortization	2.7
Interest on lease liabilities	Finance lease liabilities	2.1
Variable lease cost
Theatre properties	Rent	23.0
Equipment	Operating expense	10.7
Total lease cost		$263.9

The following table represents the weighted-average remaining lease term and discount rate as of March 31, 2019:

	As of March 31, 2019
	Weighted Average	Weighted Average
	Remaining	Discount
Lease Term and Discount Rate	Lease Term (years)	Rate
Operating leases	10.1	7.3%
Finance leases	12.9	6.6%

Cash flow and supplemental information is presented below:

Three Months
Ended
(In millions)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$(2.1)
Operating cash flows used in operating leases	(236.0)
Financing cash flows used in finance leases	(3.8)

Landlord contributions included in the measurement of ROU assets:
Operating cashflows provided by operating leases	35.2
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	21.0

(1)	Includes lease extensions and an option exercise.

Minimum annual payments required under existing operating and finance lease liabilities, (net present value thereof) that have initial or remaining non-cancelable terms in excess of one year as of March 31, 2019 are as follows:

	Operating Lease	Financing Lease
(In millions)	Payments (1)(2)	Payments
Nine months ended December 31, 2019	$685.2	$14.8
2020	920.3	19.6
2021	869.7	18.6
2022	805.7	18.0
2023	711.8	14.7
2024	637.7	13.6
Thereafter	3,421.3	92.6
Total lease payments	8,051.7	191.9
Less imputed interest	(2,301.7)	(63.3)
Total	$5,750.0	$128.6

(1)

Included in this column upon adoption of ASC 842 are liabilities for leases that were previously classified as build-to-suit failed sale-leaseback transactions that were included in the capital and finance lease obligations columns in the prior year.

(2)

Included in this column upon adoption of ASC 842 are fixed executory costs that were previously excluded as part of the minimum lease payments. Fixed executory costs, which primarily consist of common area maintenance, insurance and taxes that meet the classification of fixed payments are included as part of the minimum lease payments.

As of March 31, 2019, the Company had signed additional operating lease agreements for 17 theatres that have not yet commenced, which are expected to commence during 2019 and 2020, and carry lease terms of approximately 5 to 25 years. The timing of lease commencement is dependent on the landlord providing the Company with control and access to the related facility.

Minimum annual payments required under operating lease liabilities and capital and failed sale-leaseback, finance lease obligations, (net present value thereof) that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2018 were as follows:

		Capital and Finance Lease Obligations
	Minimum Operating	Minimum Lease
(In millions)	Lease Payments	Payments	Less Interest	Principal
2019	$810.2	$100.7	$33.7	$67.0
2020	801.9	96.6	29.4	67.2
2021	748.9	87.8	25.2	62.6
2022	687.5	82.7	21.1	61.6
2023	597.1	70.4	17.3	53.1
Thereafter	3,367.6	331.5	82.7	248.8
Total minimum payments required	$7,013.2	$769.7	$209.4	$560.3

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

NOTE 3—REVENUE RECOGNITION

Disaggregation of Revenue:  Revenue is disaggregated in the following tables by major revenue types and by timing of revenue recognition:

	Three Months Ended	Three Months Ended
(In millions)	March 31, 2019	March 31, 2018
Major revenue types
Admissions	$731.5	$875.0
Food and beverage	368.8	405.8
Other theatre:
Advertising	34.5	37.6
Other theatre	65.6	65.2
Other theatre	100.1	102.8
Total revenues	$1,200.4	$1,383.6

	Three Months Ended	Three Months Ended
(In millions)	March 31, 2019	March 31, 2018
Timing of revenue recognition
Products and services transferred at a point in time	$1,110.0	$1,333.2
Products and services transferred over time (1)	90.4	50.4
Total revenues	$1,200.4	$1,383.6

(1)	Amounts primarily include subscription and advertising revenues.

The following tables provide the balances of receivables and deferred revenue income:

(In millions)	March 31, 2019	December 31, 2018
Current assets:
Receivables related to contracts with customers	$99.6	$183.2
Miscellaneous receivables	94.2	76.3
Receivables, net	$193.8	$259.5

(In millions)	March 31, 2019	December 31, 2018
Current liabilities:
Deferred revenue related to contracts with customers	$366.8	$412.8
Miscellaneous deferred income	3.3	2.0
Deferred revenue and income	$370.1	$414.8

The significant changes in contract liabilities with customers included in deferred revenues and income are as follows:

Deferred Revenues
Related to Contracts
(In millions)	with Customers
Balance as of December 31, 2018	$412.8
Cash received in advance (1)	101.6
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	7.7
Food and beverage (2)	16.6
Other theatre (2)	3.4
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(121.6)
Food and beverage (3)	(22.6)
Other theatre (4)	(28.9)
Disposition of Austria theatres	(1.2)
Foreign currency translation adjustment	(1.0)
Balance as of March 31, 2019	$366.8

(1)	Includes movie tickets, food and beverage, gift cards, exchange tickets, and AMC Stubs® loyalty membership fees.

(2)	Amount of rewards accumulated, net of expirations, that are attributed to AMC Stubs® and other loyalty programs.

(3)	Amount of rewards redeemed that are attributed to gift cards, exchange tickets, movie tickets, AMC Stubs® loyalty programs and other loyalty programs.

(4)	Amounts relate to income from non-redeemed or partially redeemed gift cards, non-redeemed exchange tickets, AMC Stubs® loyalty membership fees and other loyalty programs.

The significant changes to contract liabilities included in the exhibitor services agreement, classified as long-term liabilities in the consolidated balance sheets, are as follows:

Exhibitor Services
(In millions)	Agreement
Balance as of December 31, 2018	$564.0
Common Unit Adjustment–additions of common units (1)	1.4
Reclassification of the beginning balance to other theatre revenue, as the result of performance obligations satisfied	(3.8)
Balance as of March 31, 2019	$561.6

(1)

Represents the fair value amount of the National CineMedia, LLC (“NCM”) common units that were received under the annual Common Unit Adjustment (“CUA”). Such amount will increase the deferred revenues that are being amortized to other theatre revenues over the remainder of the 30-year term of the Exhibitor Service Agreement (“ESA”) ending in February 2037. See Note 5—Investments for further information.

Transaction Price Allocated to the Remaining Performance Obligations:  The following table includes the amount of NCM ESA, included in deferred revenues and income in the Company’s consolidated balance sheets, that is expected to be recognized as revenues in the future related to performance obligations that are unsatisfied as of March 31, 2019:

(In millions)	Nine Months Ended December 31, 2019	Year Ended 2020	Year Ended 2021	Year Ended 2022	Year Ended 2023	Year Ended 2024	Years Ended 2025 through February 2037
Exhibitor services agreement	$11.9	$16.9	$18.1	$19.5	$20.9	$22.5	$451.8

The total amount of non-redeemed gifts cards and exchange tickets included in deferred revenues and income as of March 31, 2019 was $286.2 million. This will be recognized as revenues as the gift cards and exchange tickets are redeemed or as the non-redeemed gift card and exchange ticket revenues are recognized in proportion to the pattern of actual redemptions, which is estimated to occur over the next 24 months.

As of March 31, 2019, the amount of deferred revenue allocated to the AMC Stubs® loyalty programs included in deferred revenues and income was $54.7 million. The earned points will be recognized as revenue as the points are redeemed, which is estimated to occur over the next 24 months. The annual membership fee is recognized ratably over the one-year membership period.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 4—GOODWILL

The following table summarizes the changes in goodwill by reportable operating segment for the three months ended March 31, 2019:

(In millions)	U.S. Markets	International Markets	Total
Balance as of December 31, 2018	$3,072.6	$1,716.1	$4,788.7
Currency translation adjustment	—	(0.8)	(0.8)
Balance as of March 31, 2019	$3,072.6	$1,715.3	$4,787.9

NOTE 5—INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the Consolidated Balance Sheets in other long-term assets. Investments in non-consolidated affiliates as of March 31, 2019 include interests in Digital Cinema Implementation Partners, LLC (“DCIP”) of 29.0%, Digital Cinema Distribution Coalition, LLC (“DCDC”) of 14.6%, AC JV, LLC (“AC JV”) owner of Fathom Events, of 32.0%, SV Holdco LLC, owner of Screenvision, 18.4%, and Digital Cinema Media (“DCM”) of 50.0%. The Company also has partnership interests in four U.S. motion picture theatres (“Theatre Partnerships”) and approximately 50.0% interest in 58 theatres in Europe (Nordic theatre JVs) acquired in the Odeon and Nordic acquisitions. Indebtedness held by equity method investees is non-recourse to the Company.

Equity in Earnings (Loss) of Non-Consolidated Entities

Aggregated condensed financial information of the Company’s significant non-consolidated equity method investment (DCIP) is shown below:

	Three Months Ended
(In millions)	March 31, 2019	March 31, 2018
Revenues	$37.7	$121.2
Operating costs and expenses	19.2	102.7
Net earnings	$18.5	$18.5

The components of the Company’s recorded equity in earnings (loss) of non-consolidated entities are as follows:

	Three Months Ended
(In millions)	March 31, 2019	March 31, 2018
NCM and NCM, Inc.	$—	$(17.5)
Digital Cinema Implementation Partners, LLC	5.6	6.6
Other	0.9	1.9
The Company’s recorded equity in earnings (loss)	$6.5	$(9.0)

NCM Transaction.  In March 2019, the NCM CUA resulted in a positive adjustment of 197,118 common units for the Company. The Company received the units and recorded the common units as an addition to deferred revenues for the ESA at fair value of $1.4 million, based upon a price per share of National CineMedia, Inc. (“NCM, Inc.”)of $7.24 on March 14, 2019.  The Company does not have significant influence over this entity and the investment is recorded at fair value each period.

Digital Cinema Media.  The Company acquired its equity investment in Digital Cinema Media Ltd (“DCM”) on November 30, 2016 in connection with the acquisition of Odeon. The Company receives advertising services from DCM for its Odeon theatres in International markets through a joint venture in which it has a 50.0% ownership interest.

The Company recorded the following related party transactions with DCM:

	As of	As of
(In millions)	March 31, 2019	December 31, 2018
Due from DCM for on-screen advertising revenue	$1.8	$2.8
Loan receivable from DCM	0.7	0.6

	Three Months Ended
(In millions)	March 31, 2019	March 31, 2018
DCM screen advertising revenues	$3.9	$1.3

DCIP Transactions.  The Company pays equipment rent monthly and records the equipment rental expense on a straight-line basis over 12 years.

The Company recorded the following related party transactions with DCIP:

	As of	As of
(In millions)	March 31, 2019	December 31, 2018
Due from DCIP for warranty expenditures	$3.5	$3.4
Deferred rent liability for digital projectors	0.9	7.8

	Three Months Ended
(In millions)	March 31, 2019	March 31, 2018
Digital equipment rental expense	$1.1	$1.4

AC JV Transactions.    The Company recorded the following related party transactions with AC JV:

	As of	As of
(In millions)	March 31, 2019	December 31, 2018
Due to AC JV for Fathom Events programming	1.3	2.5

	Three Months Ended
(In millions)	March 31, 2019	March 31, 2018
Film exhibition costs:
Gross exhibition cost on Fathom Events programming	$7.3	$2.7

Screenvision Transactions.    The Company recorded the following related party transactions with Screenvision:

	As of	As of
(In millions)	March 31, 2019	December 31, 2018
Due from Screenvision for on-screen advertising revenue	$1.4	$2.7

	Three Months Ended
(In millions)	March 31, 2019	March 31, 2018
Screenvision screen advertising revenues	$3.5	$3.7

Nordic JVs.    The Company recorded the following related party transactions with the Nordic theatre JVs (“Nordic JVs”):

	As of	As of
(In millions)	March 31, 2019	December 31, 2018
Due from Nordic JVs	$3.5	$2.6
Due to Nordic JVs for management services	2.3	1.7

NOTE 6—CORPORATE BORROWINGS

A summary of the carrying value of corporate borrowings and capital and finance lease obligations is as follows:

(In millions)	March 31, 2019	December 31, 2018
Odeon Revolving Credit Facility Due 2022 (2.5% + Base Rate of 0.75% as of March 31, 2019)	$8.2	$11.9
Senior Secured Credit Facility-Term Loan due 2022 (4.7338% as of March 31, 2019)	852.0	854.2
Senior Secured Credit Facility-Term Loan due 2023 (4.7338% as of March 31, 2019)	490.0	491.2
6.0% Senior Secured Notes due 2023	230.0	230.0
2.95% Senior Unsecured Convertible Notes due 2024	600.0	600.0
5.0% Promissory Note payable to NCM due 2019	1.3	1.3
5.875% Senior Subordinated Notes due 2022	375.0	375.0
6.375% Senior Subordinated Notes due 2024 (£500 million par value)	652.1	634.1
5.75% Senior Subordinated Notes due 2025	600.0	600.0
5.875% Senior Subordinated Notes due 2026	595.0	595.0
6.125% Senior Subordinated Notes due 2027	475.0	475.0
Finance lease obligations	128.6	560.3
Debt issuance costs	(101.3)	(104.4)
Net discounts	(61.7)	(64.4)
Derivative liability	37.3	24.0
	4,881.5	5,283.2
Less:
Current maturities corporate borrowings	(15.2)	(15.2)
Current maturities finance lease obligations	(11.6)	—
Current maturities capital and financing lease obligations	—	(67.0)
	$4,854.7	$5,201.0

Senior Unsecured Convertible Notes due 2024

Carrying value (in millions) as of March 31, 2019:

	Carrying Value		Carrying Value
	as of	Increase to	as of
	December 31, 2018	Net Loss	March 31, 2019
Principal balance	$600.0	$—	$600.0
Discount	(86.7)	3.1	(83.6)
Debt issuance costs	(13.0)	0.4	(12.6)
Derivative liability	24.0	13.3	37.3
Carrying Value	$524.3	$16.8	$541.1

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

The Company bifurcated the conversion feature from the principal balance of the Convertible Notes due 2024 as a derivative liability because (1) a conversion feature is not clearly and closely related to the debt instrument and the reset of the conversion price discussed in the following paragraph causes the conversion feature to not be considered indexed to the Company’s equity, (2) the conversion feature standing alone meets the definition of a derivative, and (3) the Convertible Notes due 2024 are not remeasured at fair value each reporting period with changes in fair value recorded in the consolidated statement of operations. The derivative liability of $90.4 million is offset by a discount to the principal balance and is amortized to interest expense resulting in an effective rate of 5.98% over the term of the Convertible Notes due 2024. The Company also recorded debt issuance costs of approximately $13.6 million related to the issuance of the Convertible Notes due 2024 and will amortize those costs to interest expense under the effective interest method over the term of the Convertible Notes due 2024. The Company recorded interest expense for the three months ended March 31, 2019 of  $8.0  million. The derivative liability is remeasured at fair value each reporting period with changes in fair value recorded in the consolidated statement of operations as other expense or income. See Note 9—Fair Value Measurements for a discussion of the valuation methodology. For the three months ended March 31, 2019,  this resulted in a charge of $13.3 million. The if-converted value of the Convertible Notes due 2024 is less than the principal balance by approximately $129.8 million as of March 31, 2019 based on the closing price per share of the Company’s common stock of $14.85 per share.

The Convertible Notes due 2024 are generally not convertible to equity in the first year after issuance. Upon conversion by a holder thereof, the Company shall deliver, at its election, either cash, shares of the Company’s Class A common stock or a combination of cash and shares of the Company’s Class A common stock at a conversion rate of 52.7704 per $1,000 principal amount of the Convertible Notes due 2024 (which represents an initial conversion price of $18.95), in each case subject to customary anti-dilution adjustments. As of March 31, 2019, the $600.0 million principal balance of the Convertible Notes due 2024 would be convertible into 31,662,269 shares of Class A common stock. In addition to typical anti-dilution adjustments, in the event that the then-applicable conversion price is greater than 120% of the average of the volume-weighted average price of the Company’s Class A common stock for the ten days prior to the second anniversary of issuance (the “Reset Conversion Price”), the conversion price for the Convertible Notes due 2024 is subject to a reset provision that would adjust the conversion price downward to such Reset Conversion Price. However, this conversion price reset provision is subject to a conversion price floor such that the shares of the Company’s Class A common stock issuable upon conversion would not exceed 30% of the Company’s then outstanding fully-diluted share capital after giving effect to the conversion. In addition, a trigger of the reset provision would result in up to 5,666,000 shares of the Company’s Class B common stock held by Wanda becoming subject to forfeiture and retirement by the Company at no additional cost pursuant to the stock repurchase agreement between the Company and Wanda discussed in Note 7—Stockholders’ Equity. This cancellation agreement is a contingent call option for the forfeiture shares, which is a freestanding derivative measured at fair value on a recurring basis. The feature is contingent on the same reset of the conversion price which is part of the conversion feature. The initial derivative asset of $10.7 million is offset by a credit to stockholders’ equity related to the Class B common stock purchase and cancellation. The forfeiture shares feature is not clearly and closely related to the Convertible Notes due 2024 host and it is bifurcated and accounted for as a derivative asset measured at fair value through earnings each reporting period with changes in fair value recorded in the consolidated statement of operations as other expense or income. See Note 9 – Fair Value Measurements for a discussion of the valuation methodology. For the three months ended March 31, 2019, this resulted in other expense of $15.4 million. Additionally, the conversion rate will be adjusted if any cash dividend or distribution is made to all or substantially all holders of the Company’s common stock (other than the special dividend referenced above and a regular, quarterly cash dividend that does not exceed $0.20 per share until the second anniversary of issuance and $0.10 per share thereafter). Any Convertible Notes due 2024 that are converted in connection with a Make-Whole Fundamental Change (as defined in the Indenture (the “Indenture”) governing the Convertible Notes due 2024) are, under certain circumstances, entitled to an increase in the conversion rate.

The Company has the option to redeem the Convertible Notes due 2024 for cash on or after the fifth anniversary of issuance at par if the price for the Company’s Class A common stock is equal to or greater than 150% of the then applicable conversion price for 20 or more trading days out of a consecutive 30 day trading period (including the final three trading days), at which time the holders have the option to convert. The Company also has the option to redeem the Convertible Notes due 2024, between the second and third anniversary of issuance, if the reset provision described above is triggered at a redemption price in cash that would result in the noteholders realizing a 15% IRR from the date of issuance regardless of when any particular noteholder acquired its Convertible Notes due 2024. The Company also bifurcated this redemption feature from the principal balance of the Convertible Notes due 2024 and considered it as a part of the overall fair value of the derivative liability. During the three months ended March 31, 2019, the Company recorded a charge to other expense for $13.3 million as an increase in fair value of its derivative liability for the

Convertible Notes due 2024.

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

NOTE 7—STOCKHOLDERS’ EQUITY

Dividends

The following is a summary of dividends and dividend equivalents paid to stockholders during the three months ended March 31, 2019:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 15, 2019	March 11, 2019	March 25, 2019	$0.20	$21.3

On May 3, 2019, the Holdings’ Board of Directors declared a cash dividend in the amount of $0.20 per share on its Class A and Class B common stock, payable on June 24, 2019 to stockholders of record on June 10, 2019.

Related Party Transactions

As of March 31, 2019 and December 31, 2018, the Company recorded a receivable due from Wanda of $0.5 million and $0.9 million, respectively, for reimbursement of general administrative and other expense incurred on behalf of Wanda. During the three months ended March 31, 2019, the Company recorded $0.1 million of cost reductions for general and administrative services provided on behalf of Wanda. Wanda owns Legendary Entertainment, a motion picture production company. The Company will occasionally play Legendary’s films in its theatres as a result of transactions with independent film distributors.

On September 14, 2018, the Company entered into the Investment Agreement with Silver Lake Alpine, L.P., an affiliate of Silver Lake Group, L.L.C. (“Silver Lake”), relating to the issuance to Silver Lake (or its designated affiliates) of $600.0 million principal amount of the Convertible Notes due 2024. See Note 6—Corporate Borrowings -  Senior Unsecured Convertible Notes due 2024 for more information.

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

On September 14, 2018, the Company used the proceeds from the Convertible Notes due 2024, and pursuant to a stock repurchase agreement between the Company and Wanda, repurchased 24,057,143 shares of Class B common stock at a price of $17.50 per share or $421.0 million and associated legal fees of $2.6 million. As of March 31, 2019, Wanda owns 49.85% of AMC through its 51,769,784 shares of Class B common stock. With the three-to-one voting ratio between the Company’s Class B and Class A common stock, Wanda retains voting control of AMC with 74.89% of the voting power of the Company’s common stock. As discussed in Note 6—Corporate Borrowings up to 5,666,000 shares of Class B common stock are subject to forfeiture for no consideration in connection with the reset provision contained in the Indenture.

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

As of January 1, 2019, the temporary equity program expired and management employees who held 75,712 shares relinquished their put rights, therefore the related share amount of $0.4 million was reclassified to additional paid in capital, a component of stockholders’ equity.

Stock-Based Compensation

Holdings adopted a stock-based compensation plan in December of 2013.

The Company recognized stock-based compensation expense of $4.0 million and $2.8 million within general and administrative: other during the three months ended March 31, 2019 and March 31, 2018, respectively.

The components of the Company’s recorded and unrecognized stock-based compensation expense are as follows:

			Additional
	Amount Recognized	Amount	Expected to	Expected to	Expected to
	Three Months Ended	Unrecognized	Recognize	Recognize	Recognize
Grant Tranche	March 31, 2019	March 31, 2019	2019	2020	2021
2019 Board of Directors	$0.4	$—	$—	$—	$—
2019 RSU awards	0.4	10.7	3.3	3.7	3.7
2019 PSU awards	0.7	10.4	5.8	3.3	1.3
2018 RSU awards	0.9	5.7	2.4	3.3	—
2018 PSU awards	0.8	3.4	2.2	1.2	—
2017 RSU awards	0.5	1.4	1.4	—	—
2017 RSU NEO awards	0.3	1.0	1.0	—	—
2017 PSU awards (1)	—	—	—	—	—
	$4.0	$32.6	$16.1	$11.5	$5.0

(1)

During the year ended December 31, 2017, the Company determined that achieving the three-year performance thresholds of the 2017 Performance Stock Units was improbable and reversed all previously recorded expense and ceased accruing any additional expense on these units. If the Company later determines that the performance thresholds become probable, then historical expense would be reinstated, and the Company would resume recognizing expense.

Awards Granted in 2019

The Company’s Board of Directors approved awards of stock, restricted stock units (“RSUs”), and performance stock units (“PSUs”) to certain of the Company’s employees and directors under the Plan. The fair value of the stock at the grant date of March 6, 2019 was $15.13 per share and was based on the closing price of Holdings’ stock.

The award agreements generally had the following features:

•

Stock Award:  On March 6, 2019,  five members of Holdings’ Board of Directors were granted awards of 25,703 fully vested shares of Class A common stock in the aggregate. The Company recognized approximately $0.4 million of expense in general and administrative: other expense during the three months ended March 31, 2019, in connection with these share grants.

•

Restricted Stock Unit Awards:  On March 6, 2019, RSU awards of 730,167 units were granted to certain members of management and executive officers. The grant date fair value was approximately $11.0 million based on a stock price of $15.13 on March 6, 2019. Each RSU represents the right to receive one share of Class A common stock at a future date. The RSUs vest over 3 years with 1/3 vesting on each of January 2, 2020, 2021, and 2022. The RSUs will be settled within 30 days of vesting. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs.

•

Performance Stock Unit Award: On March 6, 2019, PSU awards of 730,167 were granted to certain members of management and executive officers, with three-year cumulative adjusted EBITDA, diluted earnings per share, and net profit performance target conditions and service conditions, covering a performance period beginning January 1, 2019 and ending on December 31, 2021. The PSUs will vest based on achieving 80% to 120% of the performance targets with the corresponding vested unit amount ranging from 30% to 200%. If the performance target is met at 100%, the PSU awards granted on March 6, 2019, will vest at 730,167 units in the aggregate. No PSUs will vest if Holdings does not achieve 80% of the three-year cumulative adjusted EBITDA, diluted earnings per share, and net profit performance target. Additionally, unvested PSU’s shall be ratably forfeited upon termination of service prior to December 31, 2021. If service terminates prior to January 2, 2020, all unvested PSU’s shall be forfeited, if service terminates prior to January 2, 2021,  2/3 of unvested PSU’s shall be forfeited and if service terminates prior to January 4, 2022,  1/3 of unvested PSU’s shall be forfeited. The vested PSUs will be settled within

30 days of vesting which will occur upon certification of performance results by the Compensation Committee of the Board of Directors. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the PSUs began to accrue with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the PSUs.

The following table represents the nonvested RSU and PSU activity for the three months ended March 30, 2019:

		Weighted
		Average
	Shares of RSU	Grant Date
	and PSU	Fair Value
Beginning balance at January 1, 2019	1,934,447	$21.50
Granted	1,460,334	15.13
Vested	(303,201)	21.76
Forfeited	(3,122)	18.58
Cancelled (1)	(100,840)	21.46
Nonvested at March 31, 2019	2,987,618	$17.62

(1)	Represents vested RSUs surrendered in lieu of taxes and returned to the 2013 Equity Incentive Plan.

(1)

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2019

								Accumulated
	Class A Voting		Class B Voting		Additional			Other	Accumulated	Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Earnings	Stockholders’
(In millions, except share and per share data)	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	(Deficit)	Equity
Balances December 31, 2018	55,401,325	$0.5	51,769,784	$0.5	$1,998.4	3,732,625	$(56.4)	$5.5	$(550.9)	$1,397.6
Cumulative effect adjustments for the adoption of new accounting principles (ASU 842)	—	—	—	—	—	—	—	—	78.8	78.8
Net loss	—	—	—	—	—	—	—	—	(130.2)	(130.2)
Other comprehensive income	—	—	—	—	—	—	—	(24.9)	—	(24.9)
Dividends declared:
Class A common stock, $0.20/share, net of forfeitures	—	—	—	—	—	—	—	—	(10.7)	(10.7)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	—	(10.4)	(10.4)
Taxes paid for restricted unit withholdings	—	—	—	—	(1.1)	—	—	—	—	(1.1)
Reclassification from temporary equity	75,712	—	—	—	0.4	—	—	—	—	0.4
Stock-based compensation	328,904	—	—	—	4.0	—	—	—	—	4.0
Balances March 31, 2019	55,805,941	$0.5	51,769,784	$0.5	$2,001.7	3,732,625	$(56.4)	$(19.4)	$(623.4)	$1,303.5

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2018

								Accumulated
	Class A Voting		Class B Voting		Additional			Other	Accumulated	Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Earnings	Stockholders’
(In millions, except share and per share data)	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	(Deficit)	Equity

Balances December 31, 2017	55,010,160	$0.5	75,826,927	$0.8	$2,241.6	3,232,625	$(48.2)	$125.6	$(207.9)	$2,112.4
Cumulative effect adjustments for the adoption of new accounting principles (ASU 606, ASU 2016-01 and ASU 2018-02)	—	—	—	—	—	—	—	4.4	(36.2)	(31.8)
Net earnings	—	—	—	—	—	—	—	—	17.7	17.7
Other comprehensive income	—	—	—	—	—	—	—	10.7	—	10.7
Dividends declared:
Class A common stock, $0.20/share	—	—	—	—	—	—	—	—	(10.8)	(10.8)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	—	(15.2)	(15.2)
Reversed dividend accrual for nonvested PSU's	—	—	—	—	—	—	—	—	0.7	0.7
RSUs surrendered to pay for payroll taxes	—	—	—	—	(1.8)	—	—	—	—	(1.8)
Reclassification from temporary equity	27,195	—	—	—	0.3	—	—	—	—	0.3
Stock-based compensation	354,060	—	—	—	2.8	—	—	—	—	2.8
Balances March 31, 2018	55,391,415	$0.5	75,826,927	$0.8	$2,242.9	3,232,625	$(48.2)	$140.7	$(251.7)	$2,085.0

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

At March 31, 2019 and December 31, 2018, the Company has net deferred tax liabilities of $14.8 million and $13.0 million, respectively.  During the fourth quarter of 2017, the Company determined that it was appropriate to record a valuation allowance against U.S. deferred tax assets. In addition, several international jurisdictions carry valuation allowances against their deferred tax assets. As a result, the effective tax rate for the period ended March 31, 2019 reflects the impact of these valuation allowances against U.S. and international deferred tax assets generated during the three month period. For the remainder of 2019, the Company anticipates income tax expense will relate solely to domestic state tax expense and international tax expense incurred in certain profitable jurisdictions. The Company evaluates its deferred tax assets each period to determine if a valuation allowance is required based on whether it is “more likely than not” that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods on a federal, state and foreign jurisdiction basis. The Company conducts its evaluation by considering all available positive and negative evidence, including historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlooks for the U.S. motion picture and broader economy, among others.

The projected worldwide effective tax rate based on annual projected earnings for the year ending December 31, 2019 is (6.1)%. The actual effective rate for the three months ended March 31, 2019 was (4.5)%. The Company’s consolidated tax rate for the three months ended March 31, 2019 differs from the U.S. statutory tax rate primarily due to the valuation allowances in U.S. and foreign jurisdictions, foreign tax rate differences, federal and state tax credits partially offset by state income taxes, permanent differences related to interest, compensation, and other discrete items.

Tax contingencies and other income tax liabilities were $25.6 million and $22.0 million as of March 31, 2019 and December 31, 2018, respectively, and are included in other long-term liabilities. The increase relates primarily to state income taxes and state income tax credits. The Company also continues to be subject to examination by the IRS and the fiscal year ended March 29, 2012 (tax year 2011) is currently under extended statute. The Company’s operations in certain jurisdictions outside of the U.S. remain subject to examination for tax years 2012 to 2018, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to the Company’s consolidated financial statements. The Company believes its allowances for income tax contingencies are adequate. Based on the information currently available, the Company does not anticipate a material (or significant) increase or decrease to its tax contingencies within the next 12 months.

While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it includes the global intangible low-taxed income (“GILTI”) provisions. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. For 2019, the Company does not anticipate a GILTI inclusion.

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

Recurring Fair Value Measurements.  The following table summarizes the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of March 31, 2019:

		Fair Value Measurements at March 31, 2019 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Money market mutual funds	$0.5	$0.5	$—	$—
Derivative asset	40.6	—	—	40.6
Investments measured at net asset value (1)	10.9	—	—	—
Equity securities, available-for-sale:
Investment in NCM	1.4	1.4	—	—
Total assets at fair value	$53.4	$1.9	$—	$40.6

Corporate Borrowings:
Derivative liability	$37.3	$—	$—	$37.3
Total liabilities at fair value	$37.3	$—	$—	$37.3

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

On September 14, 2018, the Company issued Convertible Notes due 2024 with a conversion feature that gave rise to an embedded derivative instrument and a stock purchase and cancellation agreement that gave rise to a derivative asset (See Note 6—Corporate Borrowings). The derivative features have been valued using a Monte Carlo simulation approach. The Monte Carlo simulation approach consists of simulated common stock prices from the valuation date to the maturity of the Convertible Notes and to September 14, 2020 for the contingent call option for forfeiture shares. Increases or decreases in the Company’s share price, the volatility of the share price, the passage of time, risk-free interest rate, discount yield, and dividend yield will all impact the value of the derivative instruments. The Company re-values the derivative instruments at the end of each reporting period and any changes are recorded in other expense (income) in the consolidated statements of operations.

Other Fair Value Measurement Disclosures.  The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at March 31, 2019 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$15.2	$—	$14.0	$1.4
Corporate borrowings	4,737.7	—	4,112.3	515.4

Valuation Technique.  Quoted market prices and observable market based inputs were used to estimate fair value for Level 2 inputs. The Level 3 fair value measurement represents the transaction price of the corporate borrowings under market conditions. On September 14, 2018, the Company issued $600.0 million of Convertible Notes due 2024. These notes were issued by private placement, as such there is no observable market for these Convertible Notes. The Company valued these notes at principal value less a discount reflecting a market yield to maturity. See Note 6—Corporate Borrowings for further information.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the change in accumulated other comprehensive income by component:

			Unrealized Net	Unrealized Net
		Pension and	Gain from	Gain from Equity
	Foreign	Other	Marketable	Method Investees’
(In millions)	Currency	Benefits (1)	Securities	Cash Flow Hedge	Total
Balance, December 31, 2018	$7.2	$(1.8)	$—	$0.1	$5.5
Other comprehensive income (loss) before reclassifications	(25.4)	0.1	—	(0.1)	(25.4)
Amounts reclassified from accumulated other comprehensive income	0.5	—	—	—	0.5
Balance, March 31, 2019	$(17.7)	$(1.7)	$—	$—	$(19.4)

The tax effects allocated to each component of other comprehensive income (loss) during the three months ended March 31, 2019 and March 31, 2018 are as follows:

	Three Months Ended
	March 31, 2019			March 31, 2018
		Tax			Tax
	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax
(In millions)	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized foreign currency translation adjustment (1)	$(25.4)	$—	$(25.4)	$11.4	$0.3	$11.7
Realized loss on foreign currency transactions	0.5	—	0.5	—	—	—
Pension and other benefit adjustments:
Net gain arising during the period	0.1	—	0.1	(1.4)	0.3	(1.1)
Equity method investees' cash flow hedge:
Unrealized net holding loss arising during the period	(0.1)	—	(0.1)	0.2	—	0.2
Realized net loss reclassified into equity in earnings of non-consolidated entities	—	—	—	(0.1)	—	(0.1)
Other comprehensive income (loss)	$(24.9)	$—	$(24.9)	$10.1	$0.6	$10.7

(1)	Deferred tax impacts of foreign currency translation for the Odeon and Nordic international operations have not been recorded due to the Company’s intent to remain permanently invested.

NOTE 11—OPERATING SEGMENTS

The Company reports information about operating segments in accordance with ASC 280-10, Segment Reporting, which requires financial information to be reported based on the way management organizes segments within a company for making operating decisions and evaluating performance. Beginning with the Company’s acquisition of Odeon in 2016, the Company has identified two reportable segments and reporting units for its theatrical exhibition operations, U.S. markets and International markets. The International markets reportable segment has operations in or partial interest in theatres in the United Kingdom, Germany, Spain, Italy, Ireland, Portugal, Sweden, Finland, Estonia, Latvia, Lithuania, Norway,  and Denmark. Each segment’s revenue is derived from admissions, food and beverage sales and other ancillary revenues, primarily screen advertising, AMC Stubs® membership fees and other loyalty programs, ticket sales, gift card income and exchange ticket income. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company does not report asset information by segment because that information is not used to evaluate the performance of or allocate resources between segments.

Below is a breakdown of select financial information by reportable operating segment:

	Three Months Ended
Revenues (In millions)	March 31, 2019	March 31, 2018
U.S. markets	$867.2	$982.1
International markets	333.2	401.5
Total revenues	$1,200.4	$1,383.6

	Three Months Ended
Adjusted EBITDA (1) (In millions)	March 31, 2019	March 31, 2018
U.S. markets (2)	$77.5	$208.4
International markets	30.7	69.5
Total Adjusted EBITDA	$108.2	$277.9

(1)

The Company presents Adjusted EBITDA as a supplemental measure of its performance. The Company defines Adjusted EBITDA as net earnings (loss) plus (i) income tax provision (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance and to include attributable EBITDA from equity investments in theatre operations in international markets and any cash distributions of earnings from its other equity method investees. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, which is consistent with how Adjusted EBITDA is defined in its debt indentures.

(2)	Distributions from NCM are reported entirely within the U.S. markets segment.

	Three Months Ended
Capital Expenditures (In millions)	March 31, 2019	March 31, 2018
U.S. markets	$75.5	$71.0
International markets	39.3	36.3
Total capital expenditures	$114.8	$107.3

Financial Information About Geographic Area:

	Three Months Ended
Revenues (In millions)	March 31, 2019	March 31, 2018
United States	$867.2	$982.1
United Kingdom	102.1	130.5
Spain	41.4	49.6
Sweden	45.7	60.6
Italy	53.2	60.9
Germany	31.6	32.8
Finland	25.7	28.0
Ireland	8.0	10.5
Other foreign countries	25.5	28.6
Total	$1,200.4	$1,383.6

	As of	As of
Long-term assets, net (In millions)	March 31, 2019	December 31, 2018
United States	$8,989.2	$5,826.5
International	3,932.4	2,888.0
Total long-term assets (1)	$12,921.6	$8,714.5

(1)	Long-term assets are comprised of property, intangible assets, goodwill, deferred income tax assets and other long-term assets, and for 2019, right-of-use assets.

The following table sets forth a reconciliation of net earnings (loss) to Adjusted EBITDA:

	Three Months Ended
(In millions)	March 31, 2019	March 31, 2018
Net earnings (loss)	$(130.2)	$17.7
Plus:
Income tax provision	5.7	4.7
Interest expense	83.6	82.5
Depreciation and amortization	113.0	130.5
Certain operating expenses (1)	2.5	3.7
Equity in (earnings) loss of non-consolidated entities (2)	(6.5)	9.0
Cash distributions from non-consolidated entities (3)	10.5	24.3
Attributable EBITDA (4)	0.9	2.0
Investment expense (income)	(16.1)	(5.2)
Other expense (income) (5)	29.9	1.2
Non-cash rent - purchase accounting (6)	7.6	—
General and administrative — unallocated:
Merger, acquisition and transaction costs (7)	3.3	4.7
Stock-based compensation expense (8)	4.0	2.8
Adjusted EBITDA	$108.2	$277.9

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

(2)

During the three months ended March 31, 2019,  the Company recorded $5.6 million in earnings from DCIP. During the three months ended March 31, 2018, equity in loss of non-consolidated entities includes a lower of carrying value impairment loss on the held-for-sale portion of NCM of $16.0 million. The impairment charges reflect recording its held-for-sale units and other-than-temporary impaired shares at the publicly quoted per share price on March 31, 2018 of $5.19. Equity in (earnings) loss of non-consolidated entities also includes the surrender (disposition) of a portion of its investment in NCM of $1.1 million during the three months ended March 31, 2018.

(3)

Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. The Company believes including cash distributions is an appropriate reflection of the contribution of these investments to its operations.

(4)

Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain international markets. See below for a reconciliation of the Company’s equity loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where the Company holds a significant market share, the Company believes attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. The Company also provides services to these theatre operators including information technology systems, certain on-screen advertising services and its gift card and package ticket program.

	Three Months Ended
(In millions)	March 31, 2019	March 31, 2018
Equity in (earnings) loss of non-consolidated entities	$(6.5)	$9.0
Less:
Equity in (earnings) loss of non-consolidated entities excluding international theatre JV's	(6.0)	10.3
Equity in earnings (loss) of International theatre JV's	0.5	1.3
Investment income	(0.2)	—
Depreciation and amortization	0.6	0.7
Attributable EBITDA	$0.9	$2.0

(5)

Other expense (income) for the three months ended March 31, 2019 includes a loss of $28.4 million as a result of a decrease in fair value of its derivative asset and an increase in fair value of its derivative liability for the Convertible Notes due 2024, also included are financing losses and financing related foreign currency transaction losses.  During the three months ended March 31, 2018, the Company recorded expense of $1.6 million financing related foreign currency transaction losses, partially offset by $0.4 million forward currency contract gains.

(6)	Reflects amortization of certain intangible assets reclassified from depreciation and amortization to rent expense, due to the adoption of ASC 842.

(7)	Merger, acquisition and transition costs are excluded as they are non-operating in nature.

(8)	Stock-based compensation expense is non-cash expense included in general and administrative: other.

NOTE 12—COMMITMENTS AND CONTINGENCIES

The Company, in the normal course of business, is a party to various ordinary course claims from vendors (including food and beverage suppliers and film distributors), landlords, competitors, and other legal proceedings. If management believes that a loss arising from these actions is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point is more probable than another. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Management believes that the ultimate outcome of such matters discussed below, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations. However, litigation and claims are subject to inherent uncertainties and unfavorable outcomes can occur. An unfavorable outcome might include monetary damages. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the outcome occurs or in future periods.

On January 12, 2018 and January 19, 2018, two putative federal securities class actions, captioned Hawaii

Structural Ironworkers Pension Trust Fund v. AMC Entertainment Holdings, Inc., et al., Case No. 1:18-cv-00299-AJN (the “Hawaii Action”), and Nichols v. AMC Entertainment Holdings, Inc., et al., Case No. 1:18-cv-00510-AJN (the “Nichols Action,” and together with the Hawaii Action, the “Actions”), respectively, were filed against the Company in the U.S. District Court for the Southern District of New York.  The Actions, which name certain of the Company’s officers and directors and, in the case of the Hawaii Action, the underwriters of the Company’s February 8, 2017 secondary public offering, as defendants, asserted claims under some or all of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 with respect to alleged material misstatements and omissions in the registration statement for the secondary public offering and in certain other public disclosures. On May 30, 2018, the court consolidated the Actions and appointed the International Union of Operating Engineers Pension Fund of Eastern Pennsylvania and Delaware as lead plaintiff. On August 13, 2018, lead plaintiff and additional named plaintiff Hawaii Structural Ironworkers Pension Trust Fund (“Plaintiffs”) filed an Amended Class Action Complaint. On November 21, 2018, Plaintiffs filed a Second Amended Class Action Complaint. On January 22, 2019, the defendants moved to dismiss the Second Amended Class Action Complaint.

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

On April 22, 2019, a putative stockholder class and derivative complaint, captioned Lao v. Dalian Wanda Group Co., Ltd., et al., C.A. No. 2019-0303-JRS (the “Lao Action”), was filed against certain of the Company’s directors, Dalian Wanda Group Co., Ltd. (“Wanda”), two of Wanda’s affiliates, Silver Lake Group, L.L.C. (“Silver Lake”), and one of Silver Lake’s affiliates in the Delaware Court of Chancery. The Lao Action asserts claims directly, on behalf of a putative class of Company stockholders, and derivatively, on behalf of the Company, for breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty with respect to transactions that the Company entered into with affiliates of Wanda and Silver Lake on September 14, 2018, and the special cash dividend of $1.55 per share of common stock that was payable on September 28, 2018 to the Company’s stockholders of record as of September 25, 2018.

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

NOTE 13—EARNINGS (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended
(In millions)	March 31, 2019	March 31, 2018
Numerator:
Net earnings (loss) for basic earnings (loss) per share	$(130.2)	$17.7
Net earnings (loss) for diluted earnings (loss) per share	$(130.2)	$17.7

Denominator (shares in thousands):
Weighted average shares for basic earnings (loss) per common share	103,783	128,046
Weighted average shares for diluted earnings (loss) per common share	103,783	128,046
Basic earnings (loss) per common share	$(1.25)	$0.14
Diluted earnings (loss) per common share	$(1.25)	$0.14

Vested RSUs and PSU’s have dividend rights identical to the Company’s Class A and Class B common stock and are treated as outstanding shares for purposes of computing basic and diluted earnings per share. Certain unvested RSUs and unvested PSUs are subject to performance conditions and are included in diluted earnings per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the Company’s 2013 Equity Incentive Plan if the end of the reporting period were the end of the contingency period. During the three months ended March 31, 2019, unvested PSU’s of 504,253 at the minimum performance target were not included in the computation of diluted earnings (loss) per share because they would not be issuable if the end of the reporting period were the end of the contingency period and unvested RSU’s of 43,073 were not included in the computation of diluted earnings per share because they would not be issuable if the end of the reporting period were the end of the contingency period or they would be anti-dilutive.

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

The Company uses the if-converted method for calculating any potential dilutive effect of the Convertible Notes due 2024 that were issued on September 14, 2018. The Company has not adjusted net loss for the three months ended March 31, 2019 to eliminate the interest expense and the loss for the derivative liability related to the Convertible Notes due 2024 of $8.0 million and $13.3 million, respectively in the computation of diluted loss per share because the effects would be anti-dilutive.  The Company has not included in diluted weighted average shares approximately 31.7 million shares issuable upon conversion for the three months ended March 31, 2019,  as the effects would be anti-dilutive. Based on the current conversion price of $18.95 per share the Convertible Notes due 2024 are convertible into 31,662,269 Class A common shares.

NOTE 14—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Consolidating Statement of Operations

Three Months Ended March 31, 2019:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$422.2	$309.3	$—	$731.5
Food and beverage	—	225.3	143.5	—	368.8
Other theatre	—	58.1	42.0	—	100.1
Total revenues	—	705.6	494.8	—	1,200.4
Operating costs and expenses
Film exhibition costs	—	229.3	136.0	—	365.3
Food and beverage costs	—	35.0	26.5	—	61.5
Operating expense, excluding depreciation and amortization	—	230.1	172.7	—	402.8
Rent	—	141.2	100.8	—	242.0
General and administrative:
Merger, acquisition and transaction costs	—	1.2	2.1	—	3.3
Other, excluding depreciation and amortization	—	27.5	18.7	—	46.2
Depreciation and amortization	—	67.2	45.8	—	113.0
Operating costs and expenses	—	731.5	502.6	—	1,234.1
Operating loss	—	(25.9)	(7.8)	—	(33.7)
Other expense (income):
Equity in net loss of subsidiaries	294.7	198.9	—	(493.6)	—
Other expense	28.9	0.5	0.4	—	29.8
Interest expense:
Corporate borrowings	70.8	71.0	0.7	(71.2)	71.3
Capital and financing lease obligations	—	0.4	1.7	—	2.1
Non-cash NCM exhibitor service agreement	—	10.2	—	—	10.2
Intercompany interest expense	—	—	197.5	(197.5)	—
Equity in earnings of non-consolidated entities	—	(6.1)	(0.4)	—	(6.5)
Investment income	(264.2)	(9.6)	(11.0)	268.7	(16.1)
Total other expense (income)	130.2	265.3	188.9	(493.6)	90.8
Loss before income taxes	(130.2)	(291.2)	(196.7)	493.6	(124.5)
Income tax provision	—	3.5	2.2	—	5.7
Net loss	$(130.2)	$(294.7)	$(198.9)	$493.6	$(130.2)

Consolidating Statement of Operations

Three Months Ended March 31, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$497.1	$377.9	$—	$875.0
Food and beverage	—	245.7	160.1	—	405.8
Other theatre	—	61.0	41.8	—	102.8
Total revenues	—	803.8	579.8	—	1,383.6
Operating costs and expenses
Film exhibition costs	—	260.7	165.8	—	426.5
Food and beverage costs	—	36.4	29.8	—	66.2
Operating expense, excluding depreciation and amortization	—	225.4	186.5	—	411.9
Rent	—	107.5	82.2	—	189.7
General and administrative:
Merger, acquisition and transaction costs	—	4.0	0.7	—	4.7
Other, excluding depreciation and amortization	—	26.3	17.9	—	44.2
Depreciation and amortization	—	69.8	60.7	—	130.5
Operating costs and expenses	—	730.1	543.6	—	1,273.7
Operating income	—	73.7	36.2	—	109.9
Other expense (income):
Equity in net earnings of subsidiaries	(21.3)	(23.3)	—	44.6	—
Other expense (income)	—	(0.2)	1.4	—	1.2
Interest expense:
Corporate borrowings	60.7	62.7	1.0	(62.7)	61.7
Capital and financing lease obligations	—	1.8	8.5	—	10.3
Non-cash NCM exhibitor service agreement	—	10.5	—		10.5
Equity in (earnings) loss of non-consolidated entities	—	10.1	(1.1)	—	9.0
Investment income	(57.1)	(10.3)	(0.5)	62.7	(5.2)
Total other expense (income)	(17.7)	51.3	9.3	44.6	87.5
Earnings before income taxes	17.7	22.4	26.9	(44.6)	22.4
Income tax provision	—	1.1	3.6	—	4.7
Net earnings	$17.7	$21.3	$23.3	$(44.6)	$17.7

Consolidating Statement of Comprehensive Loss

Three Months Ended March 31, 2019:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net loss	$(130.2)	$(294.7)	$(198.9)	$493.6	$(130.2)
Other comprehensive income (loss):
Equity in other comprehensive loss of subsidiaries	(24.9)	(15.6)	—	40.5	—
Unrealized foreign currency translation adjustment, net of tax	—	(9.7)	(15.7)	—	(25.4)
Realized loss on foreign currency transactions reclassified into other expense, net of tax	—	0.5	—	—	0.5
Pension and other benefit adjustments:
Net gain arising during the period, net of tax	—	—	0.1	—	0.1
Equity method investees’ cash flow hedge:
Unrealized net holding gain arising during the period, net of tax	—	(0.1)	—	—	(0.1)
Other comprehensive loss	(24.9)	(24.9)	(15.6)	40.5	(24.9)
Total comprehensive loss	$(155.1)	$(319.6)	$(214.5)	$534.1	$(155.1)

Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings	$17.7	$21.3	$23.3	$(44.6)	$17.7
Other comprehensive income (loss):
Equity in other comprehensive income (loss) of subsidiaries	10.7	15.8	—	(26.5)	—
Unrealized foreign currency translation adjustment, net of tax	—	(5.2)	16.9	—	11.7
Pension and other benefit adjustments:
Net loss arising during period, net of tax	—	—	(1.1)	—	(1.1)
Equity method investees’ cash flow hedge:
Unrealized net holding gain arising during the period, net of tax	—	0.2	—	—	0.2
Realized net holding gain reclassified to equity in earnings of non-consolidated entities, net of tax	—	(0.1)	—	—	(0.1)
Other comprehensive income	10.7	10.7	15.8	(26.5)	10.7
Total comprehensive income	$28.4	$32.0	$39.1	$(71.1)	$28.4

Consolidating Balance Sheet

As of March 31, 2019:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and cash equivalents	$0.3	$91.3	$93.0	$—	$184.6
Restricted cash	—	—	10.6	—	10.6
Receivables, net	—	107.9	88.2	(2.3)	193.8
Other current assets	—	100.9	61.7	—	162.6
Total current assets	0.3	300.1	253.5	(2.3)	551.6
Investment in equity of subsidiaries	630.9	1,251.7	—	(1,882.6)	—
Property, net	—	1,495.5	1,105.3	—	2,600.8
Operating right-of-use assets	—	2,818.1	1,991.1	—	4,809.2
Intangible assets, net	—	126.9	72.1	—	199.0
Intercompany advances	5,433.2	(3,377.7)	(2,055.5)	—	—
Goodwill	(2.1)	2,422.1	2,367.9	—	4,787.9
Deferred tax asset, net	—	—	99.7	(68.7)	31.0
Other long-term assets	44.1	310.4	139.2	—	493.7
Total assets	$6,106.4	$5,347.1	$3,973.3	$(1,953.6)	$13,473.2
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$248.0	$137.1	$(2.3)	$382.8
Accrued expenses and other liabilities	59.6	146.2	136.6	—	342.4
Deferred revenues and income	—	286.0	84.1	—	370.1
Current maturities of corporate borrowings	13.8	1.4	—	—	15.2
Current maturities of finance lease liabilities	—	3.2	8.4	—	11.6
Current maturities of operating lease liabilities	—	356.6	214.1	—	570.7
Total current liabilities	73.4	1,041.4	580.3	(2.3)	1,692.8
Corporate borrowings	4,729.5	—	8.2	—	4,737.7
Finance lease liabilities	—	15.2	101.8	—	117.0
Operating lease liabilities	—	2,886.0	1,940.6		4,826.6
Exhibitor services agreement	—	561.6	—	—	561.6
Deferred tax liability, net	—	89.5	25.0	(68.7)	45.8
Other long-term liabilities	—	122.5	65.7	—	188.2
Total liabilities	4,802.9	4,716.2	2,721.6	(71.0)	12,169.7
Stockholders’ equity	1,303.5	630.9	1,251.7	(1,882.6)	1,303.5
Total liabilities and stockholders’ equity	$6,106.4	$5,347.1	$3,973.3	$(1,953.6)	$13,473.2

Consolidating Balance Sheet

As of December 31, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and cash equivalents	$0.3	$169.5	$143.5	$—	$313.3
Restricted cash	—	—	10.7	—	10.7
Receivables, net	—	157.3	106.6	(4.4)	259.5
Other current assets	—	120.8	77.0	—	197.8
Total current assets	0.3	447.6	337.8	(4.4)	781.3
Investment in equity of subsidiaries	654.3	1,494.8	—	(2,149.1)	—
Property, net	—	1,534.9	1,504.7	—	3,039.6
Intangible assets, net	—	209.6	142.5	—	352.1
Intercompany advances	5,427.0	(3,541.1)	(1,885.9)	—	—
Goodwill	(2.1)	2,422.1	2,368.7	—	4,788.7
Deferred tax asset, net	—	—	97.3	(68.7)	28.6
Other long-term assets	59.8	307.5	138.2	—	505.5
Total assets	$6,139.3	$2,875.4	$2,703.3	$(2,222.2)	$9,495.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$301.5	$155.6	$(4.5)	$452.6
Accrued expenses and other liabilities	31.5	176.4	170.5	0.1	378.5
Deferred revenues and income	—	313.0	101.8	—	414.8
Current maturities of corporate borrowings	13.8	1.4	—	—	15.2
Current maturities of capital and financing lease obligations	—	9.7	57.3	—	67.0
Total current liabilities	45.3	802.0	485.2	(4.4)	1,328.1
Corporate borrowings	4,696.0	—	11.8	—	4,707.8
Capital and financing lease obligations	—	63.8	429.4	—	493.2
Exhibitor services agreement	—	564.0	—	—	564.0
Deferred tax liability, net	—	86.4	23.9	(68.7)	41.6
Other long-term liabilities	—	704.9	258.2	—	963.1
Total liabilities	4,741.3	2,221.1	1,208.5	(73.1)	8,097.8
Temporary equity	0.4	—	—	—	0.4
Stockholders’ equity	1,397.6	654.3	1,494.8	(2,149.1)	1,397.6
Total liabilities and stockholders’ equity	$6,139.3	$2,875.4	$2,703.3	$(2,222.2)	$9,495.8

Consolidating Statement of Cash Flows

Three Months Ended March 31, 2019:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by operating activities	$228.0	$(252.5)	$25.9	$—	$1.4
Cash flows from investing activities:
Capital expenditures	—	(61.4)	(53.4)	—	(114.8)
Proceeds from disposition of long-term assets	—	0.7	16.6	—	17.3
Investments in non-consolidated entities, net	—	(0.1)	—	—	(0.1)
Other, net	—	(0.9)	—	—	(0.9)
Net cash used in investing activities	—	(61.7)	(36.8)	—	(98.5)
Cash flows from financing activities:
Net borrowings under Revolving Credit Facility	—	—	(3.8)	—	(3.8)
Principal payments under Term Loan	(3.4)	—	—	—	(3.4)
Principal payments under capital and financing lease obligations	—	(0.8)	(3.0)	—	(3.8)
Cash used to pay dividends	(21.8)	—	—	—	(21.8)
Taxes paid for restricted unit withholdings	(1.1)	—	—	—	(1.1)
Change in intercompany advances	(219.6)	254.4	(34.8)	—	—
Net cash provided by (used in) financing activities	(245.9)	253.6	(41.6)	—	(33.9)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	17.9	(17.6)	1.9	—	2.2
Net increase (decrease) in cash and cash equivalents and restricted cash	—	(78.2)	(50.6)	—	(128.8)
Cash and cash equivalents and restricted cash at beginning of period	0.3	169.5	154.2	—	324.0
Cash and cash equivalents and restricted cash at end of period	$0.3	$91.3	$103.6	$—	$195.2

Consolidating Statement of Cash Flows

Three Months Ended March 31, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by operating activities	$46.8	$81.1	$37.5	$—	$165.4
Cash flows from investing activities:
Capital expenditures	—	(58.5)	(48.8)	—	(107.3)
Proceeds from disposition of long-term assets	—	0.2	3.6	—	3.8
Investments in non-consolidated entities, net	—	(10.7)	—	—	(10.7)
Other, net	—	(0.9)	0.3	—	(0.6)
Net cash used in investing activities	—	(69.9)	(44.9)	—	(114.8)
Cash flows from financing activities:
Principal payments under Term Loan	(3.5)	—	—	—	(3.5)
Principal payments under capital and financing lease obligations	—	(2.5)	(15.4)	—	(17.9)
Cash used to pay dividends	(25.8)	—	—	—	(25.8)
Taxes paid for restricted unit withholdings	(1.7)	—	—	—	(1.7)
Purchase of treasury stock	(13.5)	—	—	—	(13.5)
Change in intercompany advances	(27.5)	(5.5)	33.0	—	—
Net cash provided by (used in) financing activities	(72.0)	(8.0)	17.6	—	(62.4)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	25.2	(25.5)	6.3	—	6.0
Net increase (decrease) in cash and cash equivalents and restricted cash	—	(22.3)	16.5	—	(5.8)
Cash and cash equivalents and restricted cash at beginning of period	1.1	85.0	232.2	—	318.3
Cash and cash equivalents and restricted cash at end of period	$1.1	$62.7	$248.7	$—	$312.5

NOTE  15—SUBSEQUENT EVENT

On April 22, 2019 the Company entered into $2,000.0 million of term loans maturing on April 22, 2026 (the “Term Loan due 2026”) pursuant to the Sixth Amendment to the Senior Secured Credit Facility and extended the maturity of the Revolving Credit Facility to April 22, 2024. The Term Loan due 2026 will bear interest at a rate of LIBOR plus 3.0%. The Company recorded deferred financing costs of approximately $0.8 million and a discount of 0.5% or $10 million related to the Term Loan due 2026 and deferred financing costs of approximately $8.1 million related to the Revolving Credit Facility. The Company used the net proceeds from the Term Loan due 2026 to retire $849.8 million aggregate principle amount of Term Loan due 2022 at par; $488.7 million aggregate principle amount of Term Loan due 2023 at par; $230.0 million aggregate principle amount of 6.00% Senior Secured Notes due 2023 at 104.5% of the principal amount thereof; and to retire $375.0 million aggregate principle amount of 5.875% Senior Subordinated Notes due 2022 at 1.01469% of the principle amount thereof. The Company expects to record a loss on extinguishment of approximately $16 million related to the debt repayments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10–Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “forecast,” “estimate,” “project,” “intend,” “plan,” “expect,” “should,” “believe” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Similarly, certain statements made herein and elsewhere regarding our recent acquisitions are also forward-looking statements, including statements regarding the expected benefits of the acquisition on our future business, operations and financial performance and our ability to successfully integrate the recently acquired businesses. These forward-looking statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

•	risks relating to motion picture production and performance;

•	our lack of control over distributors of films;

•	intense competition in the geographic areas in which we operate;

•	increased use of alternative film delivery methods or other forms of entertainment;

•	shrinking exclusive theatrical release windows;

•	AMC Stubs® A-List may not meet anticipated revenue projections which could result in a negative impact upon operating results;

•	general and international economic, political, social and financial market conditions and other risks including the effects of the exit of the United Kingdom from the European Union;

•	risks and uncertainties relating to our significant indebtedness;

•	limitations on the availability of capital may prevent us from deploying strategic initiatives and continue our share repurchase program;

•	certain covenants in the agreements that govern our indebtedness may limit our ability to take advantage of certain business opportunities;

•	our ability to achieve expected synergies, benefits and performance from our recent strategic theatre acquisitions and strategic initiatives;

•	our ability to refinance our indebtedness on terms favorable to us;

•	optimizing our theatre circuit through new construction and the transformation of our existing theatres may be subject to delay and unanticipated costs;

•	failures, unavailability or security breaches of our information systems;

•	risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges;

•	our ability to utilize net operating loss carryforwards to reduce our future tax liability or valuation allowances taken with respect to deferred tax assets;

•	review by antitrust authorities in connection with acquisition opportunities;

•	risks relating to unexpected costs or unknown liabilities relating to recently completed acquisitions;

•	risks relating to the incurrence of legal liability, including costs associated with recently filed securities class action lawsuits;

•	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;

•	risks of poor financial results may prevent us from deploying strategic initiatives;

•	operating a business in international markets AMC is unfamiliar with, including acceptance by movie-goers of AMC initiatives that are new to those markets;

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

Readers are urged to consider these factors carefully in evaluating the forward-looking statements. For further information about these and other risks and uncertainties as well as strategic initiatives, see Item 1A. “Risk Factors” and Item 1. “Business” in our Annual Report on Form 10–K for the year ended December 31, 2018 and our other public filings.

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

Overview

AMC is the world’s largest theatrical exhibition company and an industry leader in innovation and operational excellence. We operate theatres in 15 countries and are the market leader in nine of those. In the United States, AMC has the No. 1 or No. 2 market share in the top two markets, New York and Los Angeles.

Our theatrical exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs® customer frequency membership program, rental of theatre auditoriums, income from gift card and exchange ticket sales, on-line ticketing fees and arcade games located in theatre lobbies. As of March 31, 2019, we owned, operated or had interests in 1,001 theatres and 10,995 screens.

Film Content

Box office admissions are our largest source of revenue. We predominantly license “first-run” films from distributors owned by major film production companies and from independent distributors on a film-by-film and theatre-

by-theatre basis. Film exhibition costs are accrued based on the applicable admissions revenues and estimates of the final settlement pursuant to our film licenses. Licenses that we enter into typically state that rental fees are based on aggregate terms established prior to the opening of the picture. In certain circumstances and less frequently, our rental fees are based on a mutually agreed settlement upon the conclusion of the picture. Under an aggregate terms formula, we pay the distributor a specified percentage of box office gross or pay based on a scale of percentages tied to different amounts of box office gross. The settlement process allows for negotiation based upon how a film actually performs.

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

AMC Movie Screens

During the three months ended March 31, 2019, we opened two new theatres with a total of 20 screens, permanently closed 68 screens, temporarily closed 120 screens and reopened 72 screens to install consumer experience upgrades.

As of March 31, 2019, we had 5,369 3D enabled screens, including 214 IMAX®, and 114 Premium Large Format (“PLF”) screens; approximately 49% of our screens were 3D enabled screens, including IMAX® 3D enabled screens, and approximately 2% of our screens were IMAX® 3D enabled screens. The following table identifies the upgrades to our theatre circuit during the periods indicated:

	Number of	Number of
	Screens As of	Screens As of
Format	March 31, 2019	December 31, 2018
Digital	10,995	11,091
3D enabled	5,369	5,411
IMAX® (3D enabled)	214	216
Dolby CinemaTM at AMC	131	127
Other PLF (3D enabled)	114	112
Dine-in theatres	413	437
Premium seating	3,363	3,279

As of March 31, 2019, AMC is the largest IMAX® exhibitor in the U.S. with a 51% market share, and each of our IMAX® local installations is protected by geographic exclusivity. As of March 31, 2019, our IMAX® screen count is 97% greater than our closest competitor. We believe that we have had considerable success with our IMAX® partnership.

As of March 31, 2019, we have 131 fully operational Dolby Cinema™ at AMC screens in the U.S. In August 2016, we announced the acceleration of our Dolby Cinema™ at AMC deployment. We expect to have 140 Dolby Cinema™ at AMC screens operational by the end of 2019.

Guest Amenities

We continually upgrade the quality of our theatre circuit through substantial renovations featuring our seating concepts, acquisitions, new builds (including expansions), expansion of food and beverage offerings (including dine-in theatres), and by disposing of older screens through closures and sales. Typically, our theatres have 12 or more screens and offer amenities to enhance the movie-going experience, such as stadium seating, digital sound and premium seat design.

Recliner seating is the key feature of theatre renovations. These renovations, in conjunction with capital contributions from our landlords, involve stripping theatres to their basic structure in order to replace finishes throughout, upgrade the sight and sound experience, install modernized points of sale and replace traditional theatre seats with plush, electric recliners. The renovation process typically involves losing up to two-thirds of a given auditorium’s seating capacity.  The quality improvement in the customer experience is driving a 40% increase in attendance on average at these locations in their first-year post renovation. The reseated theatres attract more midweek audiences than normal theatres and tend to draw more adults who pay higher ticket prices than teens or young children, as well as more customers who upgrade their tickets to premium formats.  Upon reopening a remodeled theatre, we typically increase the ticket price to reflect that enhanced consumer experience.

As of March 31, 2019, we now feature recliner seating in approximately 354 theatres, including Dine-in-Theatres, totaling approximately 3,363 screens. By the end of 2019, we expect to convert an additional 525 screens to recliner seating.

Open-source internet ticketing makes our AMC seats (over 1.1 million) in all our U.S. theatres and auditoriums, for all our showtimes as available as possible, on as many websites as possible. Our tickets are currently on sale over the internet, directly or through mobile apps, at our own website and app, Fandango, Movietickets.com, and Atom Tickets. We believe increased online access is important because it captures customers’ purchase intent more immediately and directly than if we wait for their arrival at the theatre box office to make a purchase. Carefully monitoring internet pre-sales also lets us adjust capacity in real time, moving movies that are poised to over perform to larger capacity auditoriums or adding additional auditoriums, thereby maximizing yield.

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

On June 20, 2018, we announced the launch of AMC Stubs® A-List, a new tier of our AMC Stubs® loyalty program. This program offers guests admission to the movies at AMC up to three times per week including multiple movies per day and repeat visits to already seen movies for $19.95 to $23.95 per month depending upon geographic market. AMC Stubs® A-List also includes premium offerings including IMAX®,  Dolby Cinema™ at AMC, RealD Holdings Inc., Prime and BigD. AMC Stubs® A-List members can book tickets on-line in advance and select specific seats at AMC Theatres with reserved seating.

As of March 31, 2019, we had 19,164,000 member households in the AMC Stubs® program. AMC Stubs® members represented approximately 44% of AMC U.S. markets attendance during the three months ended March 31, 2019, driving an average 2.1x higher total gross revenue versus non-members. Our much larger database of identified movie-goers also provides us with additional insight into our customers’ movie preferences, and this enables us to have both a larger and a more targeted marketing effort to support our Hollywood studio partners.

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

Critical Accounting Policies and Estimates

Goodwill

We evaluate goodwill for impairment annually as of the beginning of the fourth fiscal quarter or more frequently as specific events or circumstances dictate. A decline in our common stock price and the resulting impact on market capitalization is one of several qualitative factors we consider when making this evaluation.

If the market price of our common stock declines from current levels, or if other events or circumstances change that would more likely than not reduce the fair value of our reporting units below their respective carrying value, all or a portion of our goodwill may be impaired in future periods.  Examples of such adverse events or circumstances that could change include (i) an adverse change in macroeconomic conditions; (ii) increased cost factors that have a negative effect on our earnings and cash flows; (iii) negative or overall declining financial performance compared with our actual and projected results of relevant prior periods; and (iv) a sustained decrease in our share price. Any impairment charges that we may take in the future could be material to our results of operations and financial condition. Our closing price per share of our common stock of $14.85 is in excess of our $12.55 carrying value per share as of March 31, 2019.

Leases

We adopted ASC Topic 842 effective January 1, 2019 and as a result our lease accounting policy has been modified as discussed in Note 2—Leases in the Notes to the Consolidated Financial Statements under Item 1.

Dividends.  The following is a summary of dividends and dividend equivalents declared to stockholders:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 15, 2019	March 11, 2019	March 25, 2019	$0.20	$21.3
November 1, 2018	December 10, 2018	December 26, 2018	0.20	21.2
September 14, 2018	September 25, 2018	September 28, 2018	1.55	162.9
July 24, 2018	September 10, 2018	September 24, 2018	0.20	25.8
May 3, 2018	June 11, 2018	June 25, 2018	0.20	26.0
February 28, 2018	March 12, 2018	March 26, 2018	0.20	26.0

During the three months ending March 31, 2019 and March 31, 2018, we paid dividends and dividend equivalents of $21.8 million and $25.8 million, respectively. As of March 31, 2019, we accrued $3.4 million for the remaining unpaid dividends.

On May 3, 2019, we declared a cash dividend in the amount of $0.20 per share on our Class A and Class B common stock, payable on June 24, 2019 to stockholders of record on June 10, 2019.

Stock Repurchases.  On August 3, 2017, we announced that our Board of Directors had approved a $100.0 million share repurchase program to repurchase our Class A common stock over a two-year period.

Repurchases may be made at management's discretion from time to time through open-market transactions including block purchases, through privately negotiated transactions, or otherwise over the next two years in accordance with all applicable securities laws and regulations. The extent to which AMC repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements, and other corporate considerations, as determined by AMC’s management team. Repurchases may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when our management might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate us to repurchase any minimum dollar amount or number of shares and may be suspended for periods or discontinued at any time. As of March 31, 2019, we had $44.3 million remaining available for repurchases under this plan.

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

Operating Results

The following table sets forth our consolidated revenues, operating costs and expenses.

	Three Months Ended
(In millions)	March 31, 2019	March 31, 2018	% Change
Revenues
Admissions	$731.5	$875.0	(16.4)%
Food and beverage	368.8	405.8	(9.1)%
Other theatre	100.1	102.8	(2.6)%
Total revenues	$1,200.4	$1,383.6	(13.2)%
Operating Costs and Expenses
Film exhibition costs	$365.3	$426.5	(14.3)%
Food and beverage costs	61.5	66.2	(7.1)%
Operating expense, excluding depreciation and amortization below	402.8	411.9	(2.2)%
Rent	242.0	189.7	27.6%
General and administrative:
Merger, acquisition and transaction costs	3.3	4.7	(29.8)%
Other, excluding depreciation and amortization below	46.2	44.2	4.5%
Depreciation and amortization	113.0	130.5	(13.4)%
Operating costs and expenses	1,234.1	1,273.7	(3.1)%
Operating income (loss)	(33.7)	109.9	* %
Other expense (income):
Other expense	29.8	1.2	* %
Interest expense:
Corporate borrowings	71.3	61.7	15.6%
Capital and financing lease obligations	2.1	10.3	(79.6)%
Non-cash NCM exhibitor service agreement	10.2	10.5	(2.9)%
Equity in (earnings) loss of non-consolidated entities (1)	(6.5)	9.0	* %
Investment income	(16.1)	(5.2)	* %
Total other expense	90.8	87.5	3.8%
Earnings (loss) before income taxes	(124.5)	22.4	* %
Income tax provision	5.7	4.7	21.3%
Net earnings (loss)	$(130.2)	$17.7	* %

*     Percentage change in excess of 100%

	Three Months Ended
	March 31,
	March 31, 2019	March 31, 2018
Operating Data:
Screen additions	21	23
Screen acquisitions	—	22
Screen dispositions	68	90
Construction openings (closures), net	(49)	(53)
Average screens (1)	10,684	10,790
Number of screens operated	10,995	11,071
Number of theatres operated	1,001	1,008
Screens per theatre	11.0	11.0
Attendance (in thousands) (1)	79,825	90,932

(1)	Includes consolidated theatres only and excludes screens offline due to construction.

Segment Operating Results

The following table sets forth our revenues, operating costs and expenses by reportable segment.

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2019		March 31, 2019
(In millions)	2019	2018	2019	2018	2019	2018
Revenues
Admissions	$515.4	$604.7	$216.1	$270.3	$731.5	$875.0
Food and beverage	287.6	311.5	81.2	94.3	368.8	405.8
Other theatre	64.2	65.9	35.9	36.9	100.1	102.8
Total revenues	867.2	982.1	333.2	401.5	1,200.4	1,383.6
Operating Costs and Expenses
Film exhibition costs	277.3	316.2	88.0	110.3	365.3	426.5
Food and beverage costs	43.0	44.3	18.5	21.9	61.5	66.2
Operating expense	285.6	281.9	117.2	130.0	402.8	411.9
Rent	176.6	133.2	65.4	56.5	242.0	189.7
General and administrative expense:
Merger, acquisition and transaction costs	1.2	4.0	2.1	0.7	3.3	4.7
Other	27.5	26.4	18.7	17.8	46.2	44.2
Depreciation and amortization	83.6	94.1	29.4	36.4	113.0	130.5
Operating costs and expenses	894.8	900.1	339.3	373.6	1,234.1	1,273.7
Operating income (loss)	(27.6)	82.0	(6.1)	27.9	(33.7)	109.9
Other expense (income):
Other (income) expense	29.4	(0.2)	0.4	1.4	29.8	1.2
Interest expense:
Corporate borrowings	70.6	60.7	0.7	1.0	71.3	61.7
Capital and financing lease obligations	0.7	4.6	1.4	5.7	2.1	10.3
Non-cash NCM exhibitor service agreement	10.2	10.5	—	—	10.2	10.5
Equity in (earnings) loss of non-consolidated entities	(6.1)	10.3	(0.4)	(1.3)	(6.5)	9.0
Investment (income) expense	(4.8)	(5.1)	(11.3)	(0.1)	(16.1)	(5.2)
Total other expense	100.0	80.8	(9.2)	6.7	90.8	87.5
Earnings (loss) before income taxes	(127.6)	1.2	3.1	21.2	(124.5)	22.4
Income tax provision	3.5	1.1	2.2	3.6	5.7	4.7
Net earnings (loss)	$(131.1)	$0.1	$0.9	$17.6	$(130.2)	$17.7

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2019	2018	2019	2018	2019	2018
Segment Operating Data:
Screen additions	21	9	—	14	21	23
Screen acquisitions	—	14	—	8	—	22
Screen dispositions	23	81	45	9	68	90
Construction openings (closures), net	(35)	(30)	(14)	(23)	(49)	(53)
Average screens (1)	8,000	8,096	2,684	2,694	10,684	10,790
Number of screens operated	8,077	8,136	2,918	2,935	10,995	11,071
Number of theatres operated	636	642	365	366	1,001	1,008
Screens per theatre	12.7	12.7	8.0	8.0	11.0	11.0
Attendance (in thousands) (1)	54,979	61,856	24,846	29,076	79,825	90,932

(1)	Includes consolidated theatres only and excludes screens offline due to construction.

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

Adjusted EBITDA decreased by $169.7 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Adjusted EBITDA in U.S. markets decreased by $130.9 million primarily due to decreases in attendance and the modification of a lease in the prior year that reduced rent expense in 2018 by $24.2 million and the new lease standard ASC 842 that reduced Adjusted EBITDA by approximately $12.7 million.  Adjusted EBITDA in international markets decreased $38.8 million primarily due to decreases in attendance and increased rent due to the new lease standard ASC 842 that reduced Adjusted EBITDA by approximately $10.0 million and a  decrease foreign currency translation rates. See Note 2—Leases in the Notes to the Consolidated Financial Statements under Item 1 for the impact of ASC 842 – lease accounting.

The following tables set forth our Adjusted EBITDA by reportable operating segment and our reconciliation of Adjusted EBITDA:

	Three Months Ended
Adjusted EBITDA (In millions)	March 31, 2019	March 31, 2018
U.S. markets (1)	$77.5	$208.4
International markets	30.7	69.5
Total Adjusted EBITDA	$108.2	$277.9

(1)	Distributions from NCM are reported entirely within the U.S. markets segment.

	Three Months Ended
(In millions)	March 31, 2019	March 31, 2018
Net earnings (loss)	$(130.2)	$17.7
Plus:
Income tax provision	5.7	4.7
Interest expense	83.6	82.5
Depreciation and amortization	113.0	130.5
Certain operating expenses (1)	2.5	3.7
Equity in (earnings) loss of non-consolidated entities (2)	(6.5)	9.0
Cash distributions from non-consolidated entities (3)	10.5	24.3
Attributable EBITDA (4)	0.9	2.0
Investment expense (income)	(16.1)	(5.2)
Other expense (income) (5)	29.9	1.2
Non-cash rent - purchase accounting (6)	7.6	—
General and administrative — unallocated:
Merger, acquisition and transaction costs (7)	3.3	4.7
Stock-based compensation expense (8)	4.0	2.8
Adjusted EBITDA	$108.2	$277.9

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

(2)

During the three months ended March 31, 2018, we recorded equity in loss of non-consolidated entities includes a lower of carrying value or fair value impairment loss of the held-for sale portion of our investment in NCM of $16.0 million.  The impairment charges reflect recording our held-for-sale units and other-than-temporary impaired shares at the publicly quoted per share price on March 31, 2018 of $5.19.  Equity in loss of non-consolidated entities also includes loss on the surrender (disposition) of a portion of our investment in NCM of $1.1 million during the three months ended March 31, 2018.

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

	Three Months Ended
(In millions)	March 31, 2019	March 31, 2018
Equity in (earnings) loss of non-consolidated entities	$(6.5)	$9.0
Less:
Equity in (earnings) loss of non-consolidated entities excluding international theatre JV's	(6.0)	10.3
Equity in earnings (loss) of International theatre JV's	0.5	1.3
Investment income	(0.2)	—
Depreciation and amortization	0.6	0.7
Attributable EBITDA	$0.9	$2.0

(5)

Other expense (income) for the three months ended March 31, 2019 includes a loss of $28.4 million as a result of a decrease in fair value of our derivative asset and an increase in fair value of our derivative liability for the Convertible Notes due 2024, also included are financing losses and financing related foreign currency transaction losses.  During the three months ended March 31, 2018, we recorded expense of $1.6 million financing related foreign currency transaction losses, partially offset by $0.4 million forward currency contract gains.

(6)	Reflects amortization of certain intangible assets reclassified from depreciation and amortization to rent expense, due to the adoption of ASC 842.

(7)	Merger, acquisition and transition costs are excluded as they are non-operating in nature.

(8)	Stock-based compensation expense is non-cash expense included in general and administrative: other

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

Results of Operations— For the Three Months Ended March 31, 2019 and March 31, 2018

Consolidated Results of Operations

Revenues.  Total revenues decreased 13.2% or $183.2 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Admissions revenues decreased 16.4%, or $143.5 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due a 12.2% decrease in attendance and a 4.8% decrease in average ticket price.  The decrease in attendance was primarily due to the popularity of films (for U.S. markets and International markets) released in the quarter as compared to the same period a year ago as well as temporary screen closures for theatre refurbishments and increased competition in international markets. The decrease in average ticket price was primarily due to strategic pricing initiatives put in place over the last year; decreases in the popularity of 3D and IMAX premium content, and declines in foreign currency translation rates.

Food and beverage revenues decreased 9.1%, or $37.0 million, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to decrease in attendance, partially offset by a  3.6% increase in food and beverage revenues per patron.  Food and beverage revenues per patron increased as a result of strategic price increases, our food and beverage initiatives including theatre renovations, and our Feature Fare menu, partially offset by declines in foreign currency translation rates.

Total other theatre revenues decreased 2.6%, or $2.7 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to declines in ticket fees and the declines in foreign currency translation rates

Operating costs and expenses.  Operating costs and expenses decreased 3.1%, or $39.6 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Film exhibition costs decreased 14.3%, or $61.2 million, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 49.9% for the three months ended March 31, 2019 and 48.7% for the three months ended March 31, 2018.

Food and beverage costs decreased 7.1%, or $4.7 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 16.7% for the three months ended March 31, 2019 and 16.3% for the three months ended March 31, 2018.  Food and beverage gross profit per patron increased 4.0% and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 33.6% for the three months ended March 31, 2019 and 29.8% for the three months ended March 31, 2018. Rent expense increased 27.6%, or  $52.3 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to a prior year modification of a theatre lease which reduced rent by $24.2 million in 2018 and the adoption of ASC 842 for lease accounting where approximately $20.9 million of principal and interest payments were reclassified as rent expense during the three months ended March 31, 2019 related to build-to-suit financing lease obligations, $1.8 million of deferred gain amortization for sale leaseback transactions that previously reduced rent expense was eliminated and $7.7 million of non-cash expense from purchase accounting was recorded as rent expense, which was previously classified as depreciation and amortization expense.  See Note 2—Leases in the Notes to the Consolidated Financial Statements under Item 1 for the impact of ASC 842 – lease accounting. During the three months ended March, 31, 2018, the modification of a theatre lease in the U.S. markets reduced rent expense by $24.2 million.

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $3.3 million during the three months ended March 31, 2019 compared to $4.7 million during the three months ended March 31, 2018,  primarily due to expenses incurred in connection with the Carmike Cinemas, Inc. (“Carmike”), Odeon and UCI Cinemas Holdings Limited (“Odeon”) and Nordic Cinema Group Holdings AB (“Nordic”) acquisitions.

Other.  Other general and administrative expense increased $2.0 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018,  primarily due to increases in our Non-Qualified Deferred Compensation plan expense related to an increase in market values of the underlying investments, and $0.8 million in higher stock-based compensation expense.

Depreciation and amortization.  Depreciation and amortization decreased $17.5 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to the adoption of ASC 842 lease accounting where the financing lease building and related depreciation were eliminated. See Note 2—Leases in the Notes to the Consolidated Financial Statements under Item 1 for the impact of ASC 842 – lease accounting.

Other Expense (Income):

Other expense.  Other expense of $29.8 million during the three months ended March 31, 2019 is primarily due to a decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $15.1 million and an increase of $13.3 million in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2024 which resulted in an expense of $28.4 million.  During the three months ended March 31, 2018, other income included $1.6 million financing related foreign currency transaction losses, partially offset by $0.4 million forward foreign currency contract gains.

Interest expense.  Interest expense increased $1.1 million to $83.6 million for the three months ended March 31, 2019 compared to $82.5 million during the three months ended March 31, 2018. The increase is primarily due to the issuance of our 2.95% $600.0 million Convertible Notes due 2024 on September 14, 2018, partially offset by the reclassification to rent expense of $6.9 million of financing lease obligation interest as a result of the adoption of ASC 842 – lease accounting. See Note 2—Leases in the Notes to the Consolidated Financial Statements under Item 1 for the impact of ASC 842 – lease accounting.

Equity in losses of non-consolidated entities.  Equity in earnings of non-consolidated entities were $6.5 million for the three months ended March 31, 2019 compared to equity losses of $9.0 million for the three months ended March 31, 2018. The loss for the three months ended March 31, 2018 includes a $16.0 million lower of carrying value or fair value impairment loss on 9,492,820 NCM units and 1,000,000 NCM, Inc. common shares held-for-sale and a $1.1 million loss on the return of 915,150 NCM units as a part of the annual common unit adjustment under the NCM ESA.

Investment income.  Investment income was $16.1 million for the three months ended March 31, 2019 compared to investment income of $5.2 million for the three months ended March 31, 2018.  Investment income includes a gain on the sale of our Austria theatres of $11.1 million for the three months ended March 31, 2019 and includes payments received related to the NCM tax receivable agreement of $4.0 million and $5.4 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

Income tax (benefit) provision.  The income tax provision was $5.7 million for the three months ended March 31, 2019 and income tax provision was $4.7 million for the three months ended March 31, 2018.  See Note 8—Income Taxes of the Notes to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings (loss).  Net loss was  $130.2 million and net earnings were $17.7 million during the three months ended March 31, 2019 and March 31, 2018, respectively. Net loss during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was impacted by lower attendance which negatively impacted admissions revenue and food and beverage revenue,  higher rent expense, increased other expense related to our derivative asset and liability, and a decline in foreign currency translation rates, offset by decreases in depreciation and amortization expense and increased equity in earnings from non-consolidated entities.

Theatrical Exhibition–U.S. Markets

Revenues.  Total revenues decreased 11.7% or $114.9 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Admissions revenues decreased 14.8%, or $89.3 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to a 11.1% decrease in attendance and a 4.1%  decrease in average ticket price.  The decrease in attendance was primarily due to the popularity of films released in the quarter as compared to the same period a year ago as well as temporary screen closures for theatre refurbishments.  The decrease in average ticket price was primarily due to strategic pricing initiatives and decreases in premium format attendance of 3D and IMAX.

Food and beverage revenues decreased 7.7%, or $23.9 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to the decrease in attendance, partially offset by an increase in food and beverage revenues per patron of 3.9%. Food and beverage revenues per patron increased as a result of strategic price increases and our food and beverage initiatives including our Feature Fare menu and theatre renovations.

Total other theatre revenues decreased 2.6%, or $1.7 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to decreased ticket fees of 8.0% primarily due to the decrease in attendance.

Operating costs and expenses.  Operating costs and expenses decreased 0.6%, or $5.3 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Film exhibition costs decreased 12.3%, or $38.9 million, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 53.8% and  52.3% for the three months ended March 31, 2019 and March 31, 2018, respectively.

Food and beverage costs decreased 2.9%, or $1.3 million, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. As a percentage of food and beverage revenues, food and beverage costs were 15.0% for the three months ended March 31, 2019 and 14.2% for the three months ended March 31, 2018.  The increase in food and beverage costs as a percentage of food and beverage revenues was primarily due to higher cost items in the new Feature Fare menu. Food and beverage gross profit per patron increased 3.0% and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 32.9% for the three months ended March 31, 2019 and 28.7%  during the three months ended March 31, 2018. Rent expense increased 32.6%, or $43.4 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  Rent expense increased due to a prior year modification of a theatre lease which reduced rent expense by $24.2 million and the adoption of ASC 842 for lease accounting that caused increases in cash rent expense for build-to-suit financing lease obligations of $11.0 million, non-cash rent expense – purchase accounting included in rent expense of $4.6 million and eliminated $1.8 million of deferred gain amortization. See Note 2—Leases in the Notes to the Consolidated Financial Statements under Item 1 for the impact of ASC 842 – lease accounting.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs were $1.2 million during the three months ended March 31, 2019 compared to $4.0 million during the three months ended March 31, 2018,  primarily due to declines in expenses incurred in connection with the Carmike, Odeon and Nordic acquisitions and severance costs.

Other.  Other general and administrative expense increased $1.1 million, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to increases in the Non-Qualified Deferred Compensation plan as a result of increases in market values of the underlying investments, and $0.8 million in higher stock-based compensation expense.

Depreciation and amortization.  Depreciation and amortization decreased $10.5 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to the adoption of ASC 842 - lease accounting where the financing lease buildings and related depreciation were eliminated.  See Note 2—Leases in the Notes to the Consolidated Financial Statements under Item 1 for the impact of ASC 842 – lease accounting.

Other Expense (Income):

Other expense.  Other expense of $29.4 million during the three months ended March 31, 2019 is primarily due to a decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $15.1 million and an increase of $13.3 million in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2024 which resulted in an expense of $28.4 million. Other income in the prior year was primarily due to a foreign currency transaction gain.

Interest expense.  Interest expense increased $5.7 million to $81.5 million for the three months ended March 31, 2019 compared to $75.8 million the three months ended March 31, 2018 primarily due to the interest expense related to our 2.95% $600.0 million Convertible Notes due 2024 issued on September 14, 2018,  partially offset by the reclassification to rent expense of $3.3 million of financing lease obligation interest as a result of the adoption of ASC 842 – lease accounting. See Note 2—Leases in the Notes to the Consolidated Financial Statements under Item 1 for the impact of ASC 842 – lease accounting.

Equity in (earnings) losses of non-consolidated entities.  Equity in earnings of non-consolidated entities were $6.1 million for the three months ended March 31, 2019 compared to equity in losses of $10.3 million for the three months ended March 31, 2018. The loss for the three months ended March 31, 2018 includes a $16.0 million impairment loss on 9,492,820 NCM units and 1,000,000 NCM, Inc. common shares held-for-sale and a $1.1 million loss on the return of 915,150 NCM units as a part of the annual cumulative unit adjustment under the NCM ESA.

Investment income.  Investment income was $4.8 million for the three months ended March 31, 2019 compared to investment income of $5.1 million for the three months ended March 31, 2018. Investment income includes payments received related to the NCM tax receivable agreement of $4.0 million and $5.4 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

Income tax provision.  The income tax provision was $3.5 million for the three months ended March 31, 2019 and income tax provision was $1.1 million for the three months ended March 31, 2018. See Note 8—Income Taxes of the Notes to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings (loss).  Net loss was  $131.1 million and net earnings were $0.1 million during the three months ended March 31, 2019 and March 31, 2018, respectively. Net loss during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was impacted by lower attendance which negatively impacted admissions revenue and food and beverage revenue, higher rent expense, increased other expense related to our derivative asset and liability, offset by decreases in depreciation and amortization expense and increased equity in earnings from non-consolidated entities.

Theatrical Exhibition - International Markets

Revenues.  Total revenues decreased 17.0% or $68.3 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Admissions revenues decreased 20.1% or $54.2 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to an overall decrease in attendance and a decline in foreign currency translation rates.  The decrease in attendance was primarily due to the popularity of films released in the quarter as compared to the same period a year ago as well as temporary screen closures for theatre refurbishments.

Food and beverage revenues decreased 13.9% or $13.1 million, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to the overall decrease in attendance and decline in foreign currency translation rates.

Total other theatre revenues decreased $1.0 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to a  decline in foreign currency translation rates.

Operating costs and expenses.  Operating costs and expenses decreased $34.0 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Film exhibition costs decreased $22.3 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 40.7% for the three months ended March 31, 2019 and 40.8% for the three months ended March 31, 2018.

Food and beverage costs decreased $3.4 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 22.8% for the three months ended March 31, 2019 and 23.2% for the three months ended March 31, 2018.

As a percentage of revenues, operating expense was 35.2% for the three months ended March 31, 2019 and 32.4% during the three months ended March 31, 2018. Rent expense increased $8.9 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to the adoption of ASC 842 for lease accounting where approximately $9.9 million of prior year principal and interest payments were reclassified as rent expense during the three months ended March 31, 2019 related to build-to-suit financing lease obligations and $3.1 million of non-cash rent expense - purchase accounting was recorded as rent expense, offset by a  decline in foreign currency translation rates. See Note 2—Leases in the Notes to the Consolidated Financial Statements under Item 1 for the impact of ASC 842 – lease accounting.

General and Administrative Expense:

Merger, acquisition and transaction costs.  Merger, acquisition and transaction costs increased  $1.4 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Other.  Other general and administrative expense increased  $0.9 million, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Depreciation and amortization.  Depreciation and amortization decreased $7.0 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to the adoption of ASC 842 – lease accounting where the financing lease buildings and depreciation were eliminated and a decline in foreign currency translation rates. See Note 2—Leases in the Notes to the Consolidated Financial Statements under Item 1 for the impact of ASC 842 – lease accounting.

Interest expense.  Interest expense decreased $4.6 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018,  primarily due to the adoption of ASC 842 – lease accounting which reclassified build-to-suit finance lease obligation interest expense to rent and a decline in foreign currency translation rates.

Income tax provision.  The income tax provision is $2.2 million for the three months ended March 31, 2019 as compared to income tax provision of $3.6 million for the three months ended March 31, 2018.  See Note 8—Income Taxes of the Notes to the Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings.  Net earnings decreased  $16.7 million during the three months ended March 31, 2019 as a result of lower attendance and the related decrease in revenues and a decline in foreign currency translation rates.

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

We had working capital deficits (excluding restricted cash) as of March 31, 2019 and December 31, 2018 of $(1,151.8 million) and $(557.5 million), respectively. Working capital included $570.7 million and $0 of operating lease liabilities as of March 31, 2019 and December 31, 2018, respectively. Working capital included $370.1 million and $414.8 million of deferred revenues as of March 31, 2019 and December 31, 2018, respectively. We have the ability to borrow under our Revolving Credit Facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments). As of March 31, 2019,  we had $211.6 million available for borrowing, net of letters of credit, under our Revolving Credit Facility. We also maintain a £100.0 million ($130.4 million based on the foreign currency translation rate of 1.3042 on March 31, 2019) revolving credit facility at our Odeon subsidiary. As of March 31, 2019, we had drawn down on the revolving credit facility by $8.2 million and had issued $21.7 million standby letters of credit in the ordinary course of business, leaving £77.0 million ($100.5 million) available for borrowing.

We believe that cash generated from operations, existing cash and cash equivalents, availability under our Revolving Credit Facility and Odeon’s revolving credit facility will be sufficient to fund operations, planned capital expenditures and dividends currently and for at least the next 12 months and enable us to maintain compliance with all financial debt covenants.

As of March 31, 2019, we were in compliance with all financial debt covenants.

Cash Flows from Operating Activities

Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $1.4 million and $165.4 million during the three months ended March 31, 2019 and March 31, 2018, respectively. The decrease in cash flows provided by operating activities was primarily due to decreased attendance levels which drove lower operating results.

Cash Flows used in Investing Activities

Cash flows used in investing activities, as reflected in the Consolidated Statements of Cash Flows, were $98.5 million and $114.8 million during the three months ended March 31, 2019 and March 31, 2018, respectively. Cash outflows from investing activities include capital expenditures of $114.8 million and $107.3 million during the three months ended March 31, 2019 and March 31, 2018, respectively. Our capital expenditures primarily consisted of strategic growth initiatives and remodels, capital improvements to existing locations in our theatre circuit, and technology upgrades. During the three months ended March 31, 2019, cash inflows from investing activities included the proceeds from the disposition of our Austria theatres of $13.3 million and disposition of assets of $4.0 million. During the three months ended March 31, 2018, cash outflows from investing activities included the investment in Dreamscape Immersive, Inc. and Central Service Studios, Inc. of $10.0 million. We expect that our gross cash outflows for capital expenditures will be approximately $450.0 million for calendar 2019.

We fund the costs of constructing, maintaining and remodeling our theatres through existing cash balances, cash generated from operations, landlord contributions, or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for the construction costs. We may decide to own the real estate assets of new or acquired theatres and, following construction or acquisition, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. See Commitments and Contingencies below for additional discussion of the potential cash outflows.

Cash Flows from Financing Activities

Cash flows used in financing activities, as reflected in the Consolidated Statements of Cash Flows, were $33.9 million and $62.4 million during the three months ended March 31, 2019 and March 31, 2018, respectively.

Principal payments under finance lease obligations declined by $14.1 million due to the adoption of ASC 842 where build-to-suit finance lease obligations are reclassified as operating leases and the cash flows are classified as operating activities.

On February 15, 2019, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, paid on March 25, 2019 to stockholders of record on March 11, 2019. We paid dividends and dividend equivalents of $21.8 million during the three months ended March 31, 2019 and paid dividends and dividend equivalents of $25.8 million during the three months ended March 31, 2018.

On May 3, 2019, we declared a cash dividend in the amount of $0.20 per share on our Class A and Class B common stock, payable on June 24, 2019 to stockholders of record on June 10, 2019.

We made tax payments for restricted stock units withholdings of $1.1 million and $1.7 million during the three months ended March 31, 2019 and March 31, 2018, respectively.

During the three months ended March 31, 2018, we paid $13.5 million for treasury stock purchased at the end of 2017.

Contractual Obligations, Commitments and Contingencies

We have commitments and contingencies for capital and financing leases, corporate borrowings, operating leases, capital related betterments and pension funding that were summarized in a table in our Annual Report on Form 10–K for the year ended December 31, 2018. Since December 31, 2018, there have been no material changes to the commitments and contingencies of the Company outside the ordinary course of business.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, our financial results are exposed to fluctuations in interest rates and foreign currency exchange rates. In accordance with applicable guidance, we presented a sensitivity analysis showing the potential impact to net income of changes in interest rates and foreign currency exchange rates. For the three months ended March 31,  2019, our analysis utilized a hypothetical 100 basis-point increase or decrease to the average interest rate on our variable rate debt instruments to illustrate the potential impact to interest expense of changes in interest rates. For the three months ended March 31, 2019, our analysis utilized a hypothetical 100 basis-point increase or decrease to market interest rates on our fixed rate debt instruments to illustrate the potential impact to fair value of changes in interest rates.

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

Market risk on variable‑rate financial instruments.  At March 31, 2019, we maintained a Senior Secured Credit Facility comprised of a $225.0 million revolving credit facility, $852.0 million of Senior Secured Term Loans due 2022 and $490.0 million of Senior Secured Term Loans due 2023. The Senior Secured Credit Facility provides for borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR + 2.25%. The rate in effect at March 31, 2019 for the outstanding Senior Secured Term Loans due 2022 and 2023 was 4.7338% per annum. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At March 31, 2019, we had $8.2 million variable-rate borrowings outstanding under our revolving credit facilities and had an aggregate principal balance of $1,342.0 million outstanding under the Senior Secured Term Loans due 2022 and 2023. A 100-basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $3.4 million during the three months ended March 31, 2019.

Market risk on fixed-rate financial instruments.  Included in long-term corporate borrowings at March 31 2019 were principal amounts of $600.0 million of our Convertible Notes due 2024, $230.0 million of our Senior Secured Notes due 2023, $600.0 million of our Notes due 2025, $375.0 million of our Notes due 2022, $595.0 million of our Notes due 2026, $475.0 million of our Notes due 2027, and £500.0 million ($652.1 million) of our Sterling Notes due 2024.  A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $165.1 million and ($155.3) million, respectively.

Foreign currency exchange rate risk.    We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our ownership of Odeon and Nordic. Odeon’s revenues and operating expenses are transacted in British Pounds and Euros, and Nordic’s revenues and operating expenses are transacted primarily in Swedish Krona and Euros. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If Odeon and Nordic operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for Odeon and Nordic. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our ownership in Odeon and Nordic as of March 31, 2019, holding everything else constant, a 10% immediate, simultaneous, favorable change in all of the foreign currency exchange rates to which we are exposed, would increase the aggregate net earnings of our International markets reportable segment for the three months ended March 31, 2019 by approximately $0.1 million.

Our foreign currency translation rates decreased by approximately 7.9% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, which did not significantly impact our net loss for the three months ended March 31, 2019.

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

(b)Changes in internal control.

As part of the adoption of ASC Topic 842, the Company implemented certain changes to its internal control activities related to lease accounting to ensure adequate evaluation of its lease contracts and proper assessment of the impact of the new accounting standard.  We implemented new internal controls to ensure we adequately evaluated our contracts and properly assessed the new accounting standards related to leases on our financial statements. There were no other significant changes in the Company’s internal control over financial reporting due to the adoption of the new standard, and no other changes in its internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Note 12—Commitments and Contingencies of the Notes to the Company’s Consolidated Financial Statements contained in Part I of this quarterly report on Form 10–Q for information on certain litigation to which we are a party.

Item 1A.  Risk Factors

Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10–K for the year ended December 31, 2018, which sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

	Purchases of Equity Securities
				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be
			Part of Publicly	Purchased Under the
	Total Number of	Average Price Paid	Announced Plans or	Plans or Program (a)
Period	Shares Purchased	Per Share	Programs (a)	(in millions)
January 1, 2019 through January 31, 2019	—	$—	—	$44.3
February 1, 2019 through February 28, 2019	—	$—	—	$44.3
March 1, 2019 through March 31, 2019	—	$—	—	$44.3
Total	—		—

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
10.1

Sixth Amendment to Credit Agreement, dated as of April 22, 2019, by and among AMC Entertainment Holdings, Inc., as borrower, the lenders party thereto and Citicorp North America, Inc., as administrative agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on April 25, 2019).

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

AMC ENTERTAINMENT HOLDINGS, INC.

Date: May 9, 2019	/s/ ADAM M. ARON
Adam M. Aron
Chief Executive Officer, Director and President

Date: May 9, 2019	/s/ CRAIG R. RAMSEY
Craig R. Ramsey
Executive Vice President and Chief Financial Officer