Form 10-Q
period 2019-06-30
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2019-08-08
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock	AMC	New York Stock Exchange

Title of each class of common stock	Number of shares outstanding as of August 2, 2019
Class A common stock Class B common stock	52,080,077 51,769,784

AMC ENTERTAINMENT HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(in millions, except share and per share amounts)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(unaudited)		(unaudited)
Revenues
Admissions	$895.5	$896.3	$1,627.0	$1,771.3
Food and beverage	492.5	445.8	861.3	851.6
Other theatre	118.1	100.4	218.2	203.2
Total revenues	1,506.1	1,442.5	2,706.5	2,826.1
Operating costs and expenses
Film exhibition costs	482.5	471.4	847.8	897.9
Food and beverage costs	76.4	72.2	137.9	138.4
Operating expense, excluding depreciation and amortization below	437.4	424.5	840.2	836.4
Rent	245.9	199.7	487.9	389.4
General and administrative:
Merger, acquisition and transaction costs	3.2	4.3	6.5	9.0
Other, excluding depreciation and amortization below	43.2	43.0	89.4	87.2
Depreciation and amortization	112.0	137.7	225.0	268.2
Operating costs and expenses	1,400.6	1,352.8	2,634.7	2,626.5
Operating income	105.5	89.7	71.8	199.6
Other expense (income):
Other expense (income)	(23.4)	2.2	6.4	3.4
Interest expense:
Corporate borrowings	74.2	62.2	145.5	123.9
Capital and financing lease obligations	2.1	9.8	4.2	20.1
Non-cash NCM exhibitor services agreement	10.1	10.4	20.3	20.9
Equity in earnings of non-consolidated entities	(10.2)	(13.0)	(16.7)	(4.0)
Investment income	(2.1)	(1.5)	(18.2)	(6.7)
Total other expense	50.7	70.1	141.5	157.6
Earnings (loss) before income taxes	54.8	19.6	(69.7)	42.0
Income tax provision (benefit)	5.4	(2.6)	11.1	2.1
Net earnings (loss)	$49.4	$22.2	$(80.8)	$39.9
Earnings (loss) per share:
Basic	$0.48	$0.17	$(0.78)	$0.31
Diluted	$0.17	$0.17	$(0.78)	$0.31
Average shares outstanding:
Basic (in thousands)	103,845	128,039	103,814	128,042
Diluted (in thousands)	135,528	128,105	103,814	128,042

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net earnings (loss)	$49.4	$22.2	$(80.8)	$39.9
Other comprehensive income (loss)
Unrealized foreign currency translation adjustment	(9.3)	(107.6)	(34.7)	(95.9)
Realized loss on foreign currency transactions reclassified into other expense, net of tax	0.1	1.0	0.6	1.0
Pension and other benefit adjustments:
Net gain (loss) arising during the period, net of tax	0.1	(0.4)	0.1	(1.5)
Equity method investees' cash flow hedge:
Unrealized net holding gain (loss) arising during the period, net of tax	(0.1)	—	(0.1)	0.2
Realized net gain reclassified into equity in earnings of non-consolidated entities, net of tax	—	(0.2)	—	(0.3)
Other comprehensive loss	(9.2)	(107.2)	(34.1)	(96.5)
Total comprehensive income (loss)	$40.2	$(85.0)	$(114.9)	$(56.6)

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$190.5	$313.3
Restricted cash	10.7	10.7
Receivables, net	228.5	259.5
Other current assets	160.3	197.8
Total current assets	590.0	781.3
Property, net	2,613.9	3,039.6
Operating right-of-use assets, net	4,798.9	—
Intangible assets, net	197.6	352.1
Goodwill	4,763.0	4,788.7
Deferred tax asset, net	31.1	28.6
Other long-term assets	520.4	505.5
Total assets	$13,514.9	$9,495.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$423.2	$452.6
Accrued expenses and other liabilities	317.8	378.5
Deferred revenues and income	369.8	414.8
Current maturities of corporate borrowings	21.4	15.2
Current maturities of finance lease liabilities	10.9	—
Current maturities of operating lease liabilities	570.8	—
Current maturities of capital and financing lease obligations	—	67.0
Total current liabilities	1,713.9	1,328.1
Corporate borrowings	4,713.1	4,707.8
Finance lease liabilities	109.4	493.2
Operating lease liabilities	4,852.0	—
Exhibitor services agreement	557.7	564.0
Deferred tax liability, net	51.7	41.6
Other long-term liabilities	192.0	963.1
Total liabilities	12,189.8	8,097.8
Commitments and contingencies
Class A common stock (temporary equity) ($.01 par value, 0 shares issued; 0 shares outstanding as of June 30, 2019 and 75,712 shares issued; 38,943 shares outstanding as of December 31, 2018)	—	0.4
Stockholders’ equity:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 55,809,037 shares issued and 52,076,412 outstanding as of June 30, 2019; 55,401,325 shares issued and 51,705,469 outstanding as of December 31, 2018)	0.5	0.5
Class B common stock ($.01 par value, 75,826,927 shares authorized; 51,769,784 shares issued and outstanding as of June 30, 2019 and December 31, 2018)	0.5	0.5
Additional paid-in capital	2,006.8	1,998.4
Treasury stock (3,732,625 shares as of June 30, 2019 and December 31, 2018, at cost)	(56.4)	(56.4)
Accumulated other comprehensive income (loss)	(28.6)	5.5
Accumulated deficit	(597.7)	(550.9)
Total stockholders’ equity	1,325.1	1,397.6
Total liabilities and stockholders’ equity	$13,514.9	$9,495.8

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:	(Unaudited)
Net earnings (loss)	$(80.8)	$39.9
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	225.0	268.2
Deferred income taxes	8.9	(2.0)
Amortization of net discount (premium) on corporate borrowings	5.0	(1.7)
Amortization of deferred charges to interest expense	7.8	7.5
Non-cash portion of stock-based compensation	9.4	6.8
Gain on dispositions	(16.0)	(2.8)
Gain on disposition of NCM	—	(1.1)
Gain on derivative asset and derivative liability	(12.6)	—
Loss on repayment of indebtedness	16.6	—
Equity in (earnings) loss from non-consolidated entities, net of distributions	(7.8)	5.4
NCM held-for-sale impairment loss	—	16.0
Landlord contributions	64.8	72.3
Non-cash rent - purchase accounting	13.4	—
Deferred rent	(29.4)	(64.7)
Net periodic benefit cost	0.6	0.1
Change in assets and liabilities, excluding acquisitions:
Receivables	32.0	82.3
Other assets	18.6	(6.7)
Accounts payable	(35.7)	(42.0)
Accrued expenses and other liabilities	(64.0)	(79.0)
Other, net	(2.2)	(1.4)
Net cash provided by operating activities	153.6	297.1
Cash flows from investing activities:
Capital expenditures	(229.9)	(241.1)
Proceeds from sale leaseback transactions	—	50.1
Proceeds from disposition of NCM	—	7.1
Acquisition of theatre assets	(11.8)	—
Proceeds from disposition of long-term assets	21.3	13.5
Investments in non-consolidated entities, net	(0.1)	(10.7)
Other, net	(0.8)	(0.4)
Net cash used in investing activities	(221.3)	(181.5)
Cash flows from financing activities:
Proceeds from issuance of Term Loan due 2026	1,990.0	—
Payment of principal Senior Secured Notes due 2023	(230.0)	—
Payment of principal Senior Subordinated Notes due 2022	(375.0)	—
Call premiums paid for Senior Secured Notes due 2023 and Senior Subordinated Notes due 2022	(15.9)	—
Principal payment of Term Loans due 2022 and 2023	(1,338.5)	—
Repayments under revolving credit facilities	(12.0)	—
Scheduled principal payments under Term Loans	(11.9)	(6.9)
Principal payments under capital and financing lease obligations	(6.1)	(35.9)
Cash used to pay for debt financing costs	(11.2)	(2.2)
Cash used to pay dividends	(42.6)	(51.4)
Taxes paid for restricted unit withholdings	(1.3)	(1.7)
Purchase of treasury stock	—	(19.8)
Net cash used in financing activities	(54.5)	(117.9)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(0.6)	11.4
Net increase (decrease) in cash and cash equivalents and restricted cash	(122.8)	9.1
Cash and cash equivalents and restricted cash at beginning of period	324.0	318.3
Cash and cash equivalents and restricted cash at end of period	$201.2	$327.4
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (including amounts capitalized of $0.4 million and $0.3 million)	$146.2	$138.3
Income taxes paid (received), net	$(2.0)	$8.4
Schedule of non-cash activities:
Investment in NCM (See Note 5—Investments)	$1.3	$(6.3)
Construction payables at period end	$87.4	$92.0
Accrued treasury stock payable at period end	$—	$1.9

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

As of June 30, 2019, Wanda owned approximately 49.85% of Holdings’ outstanding common stock and 74.89% of the combined voting power of Holdings’ outstanding common stock and has the power to control Holdings’ affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), entering into mergers, sales of substantially all of the Company’s assets and other extraordinary transactions.

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation: The accompanying unaudited condensed consolidated financial statements include the accounts of Holdings and all subsidiaries, as discussed above, and should be read in conjunction with the Company’s Annual Report on Form 10–K for the year ended December 31, 2018. The accompanying condensed consolidated balance sheet as of December 31, 2018, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10–Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company’s financial position and results of operations. All significant intercompany balances and transactions have been eliminated in consolidation. There are no noncontrolling (minority) interests in the Company’s consolidated subsidiaries; consequently, all of its stockholders’ equity, net earnings (loss) and total comprehensive income (loss) for the periods presented are attributable to controlling interests. Due to the seasonal nature of the Company’s business, results for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019. The Company manages its business under two reportable segments for its theatrical exhibition operations, U.S. markets and International markets.

Accumulated depreciation and amortization: Accumulated depreciation was $1,626.9 million and $1,697.1 million at June 30, 2019 and December 31, 2018, respectively, related to property. Accumulated amortization of intangible assets was $20.3 million and $72.9 million at June 30, 2019 and December 31, 2018, respectively.

Other expense (income): The following table sets forth the components of other expense (income):

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Derivative liability fair value adjustment for embedded conversion feature in the Convertible Notes due 2024	$(33.9)	$—	$(20.6)	$—
Derivative asset fair value adjustment for contingent call option related to the Class B common stock purchase and cancellation agreement	(7.1)	—	8.0	—
Loss on Pound sterling forward contract	0.7	0.8	1.0	0.4
Foreign currency transactions losses	0.1	1.0	0.6	1.0
Non-operating components of net periodic benefit cost	0.4	0.1	0.5	0.1
Loss on repayment of indebtedness	16.6	—	16.6	—
Other	(0.2)	0.3	0.3	1.9
Total other expense (income)	$(23.4)	$2.2	$6.4	$3.4

Accounting Pronouncements Recently Adopted

Leases.The Company adopted the guidance of ASU No. 2016-02, Leases (“ASC 842”) as of January 1, 2019 using the modified retrospective transition approach with the cumulative effect recognized at the date of initial application. The comparative information in the prior year has not been adjusted and continues to be reported under ASC 840, Leases, which was the accounting standard in effect for that period. ASC 842 requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. See Note 2—Leases for the required disclosures of the nature, amount, timing, and uncertainty of cash flows arising from leases.

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

NOTE 2—LEASES

The Company adopted ASC 842 on January 1, 2019 using the modified retrospective transition method; and therefore, the comparative information has not been adjusted for the three months and six months ended June 30, 2018 or as of December 31, 2018. Upon transition to the new standard, the Company elected the package of practical expedients, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.

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

The Company elected the practical expedient to not separate lease and non-lease components and also elected the short-term practical expedient for all leases that qualify. As a result, the Company will not recognize right-of-use assets or liabilities for short-term leases that qualify for the short-term practical expedient, but instead will recognize the lease payments as lease cost on a straight-line basis over the lease term. The Company’s lease agreements do not contain residual value guarantees. Short-term leases and sublease arrangements are immaterial. Equipment leases primarily consist of digital projectors and food and beverage equipment.

As a result of adopting ASC 842, the Company’s condensed consolidated balance sheet includes additional operating ROU assets and total operating lease liabilities of $4,798.9 million and $5,422.8 million, respectively, at June 30, 2019. The difference between the ROU assets and total lease liabilities upon initial measurement at January 1, 2019, was primarily due to the reclassification of (i) deferred rent, landlord allowances, unfavorable lease balances, and theatre closure liabilities previously recorded in other long-term liabilities, (ii) current portions of theatre closure liabilities previously recorded in accrued expenses and other liabilities; (iii) favorable lease balances previously recorded in intangible assets; and, (iv) prepaid rents recorded in other current assets within the condensed consolidated balance sheets as an offset or addition to the opening ROU asset balances, as required by ASC 842.

The following table provides the operating and finance ROU assets and lease liabilities:

(In millions)	Balance Sheet Classification	June 30, 2019
Assets
Operating lease right-of-use assets (1)	Operating lease right-of-use assets	$4,798.9
Finance lease right-of-use assets (2)	Property, net	92.8
Total leased assets		$4,891.7

Liabilities
Current
Operating lease liabilities (1)	Current maturities of operating lease liabilities	$570.8
Finance lease liabilities (2)	Current maturities of finance lease liabilities	10.9
Noncurrent
Operating lease liabilities (1)	Operating lease liabilities	4,852.0
Finance lease liabilities (2)	Finance lease liabilities	109.4
Total lease liabilities		$5,543.1
(1)Included in the operating right-of-use assets and operating lease liabilities are assets and liabilities for leases related to previous build-to-suit failed sale-leaseback transactions, that were derecognized and recorded as a cumulative effect adjustment to accumulated deficit upon adoption of ASC 842. These leases were classified and remeasured at January 1, 2019 as operating right-of-use assets and operating lease liabilities.

(2)Corresponding with the adoption of ASC 842, the Company renamed previously classified capital lease assets and capital lease obligations under ASC 840 as finance lease right-of-use assets and finance lease liabilities, respectively. The Company recognized the finance lease right-of-use assets and finance lease liabilities on January 1, 2019 at the carrying amount of the capital lease asset and capital lease obligation as of December 31, 2018.

The cumulative effect adjustment to accumulated deficit at January 1, 2019 is as follows:

Accumulated
(In millions)	Deficit
Balance as of December 31, 2018	$(550.9)
Derecognition of existing assets for certain sale leaseback transactions previously recorded in property, net	(405.9)
Derecognition of existing liabilities for certain sale leaseback transactions previously recorded in current maturities of corporate borrowings and capital and financing lease obligations	427.5
Derecognition of deferred gains from the sale and leaseback transactions previously recorded in other long-term liabilities	102.4
Difference in fair value compared to the basis of the right-of-use assets for previously impaired asset groups	(49.0)
Deferred taxes	1.2
Cumulative effect adjustment to accumulated deficit	76.2
Balance as of January 1, 2019	$(474.7)

The following is the impact of the adoption of ASC 842 on the Company’s condensed consolidated statement of operations for the three months ended June 30, 2019:

	Three Months Ended June 30, 2019
	Without Adoption of	U.S. Markets	International Markets
(In millions)	ASC 842	Adjustments	Adjustments	As Reported
Operating costs and expenses
Rent (1)(2)(4)	$215.5	$17.4	$13.0	$245.9
Depreciation and amortization (2)(3)	136.0	(13.4)	(10.6)	112.0
Operating costs and expenses	1,394.2	4.0	2.4	1,400.6
Operating income	111.9	(4.0)	(2.4)	105.5

Other expense (income)
Interest expense:
Capital and financing lease obligations (1)	9.0	(3.3)	(3.6)	2.1
Net earnings	48.9	(0.7)	1.2	49.4
(1)Cash rent payments for build-to-suit failed sale leasebacks of $11.0 million and $9.9 million for U.S. markets and International markets, respectively, are accounted for as operating leases under ASC 842 that were previously accounted for as financing leases under ASC 840.

(2)Non-cash amortization expense for favorable lease terms of $4.6 million and $3.1 million, for U.S. markets and international markets, respectively, reclassified to rent expense and amortized over the shorter base lease term under ASC 842.

(3)Depreciation on build-to-suit failed sale leaseback buildings that are eliminated upon adoption of ASC 842.

(4)Amortization of deferred gains on sale leaseback transactions of $1.8 million for U.S. markets is eliminated upon adoption of ASC 842.

The following is the impact of the adoption of ASC 842 on the Company’s condensed consolidated statement of operations for the six months ended June 30, 2019:

	Six Months Ended June 30, 2019
	Without Adoption of	U.S. Markets	International Markets
(In millions)	ASC 842	Adjustments	Adjustments	As Reported
Operating costs and expenses
Rent (1)(2)(4)	$427.1	$34.8	$26.0	$487.9
Depreciation and amortization (2)(3)	273.0	(26.8)	(21.2)	225.0
Operating costs and expenses	2,621.9	8.0	4.8	2,634.7
Operating income	84.6	(8.0)	(4.8)	71.8

Other expense (income)
Interest expense:
Capital and financing lease obligations (1)	18.0	(6.6)	(7.2)	4.2
Net loss	(81.8)	(1.4)	2.4	(80.8)
(1)	Cash rent payments for build-to-suit failed sale leasebacks of $22.0 million and $19.8 million for U.S. markets and International markets, respectively, are accounted for as operating leases under ASC 842 that were previously accounted for as financing leases under ASC 840.

(2)	Non-cash amortization expense for favorable lease terms of $9.2 million and $6.2 million, for U.S. markets and international markets, respectively, reclassified to rent expense and amortized over the shorter base lease term under ASC 842.

(3)	Depreciation on build-to-suit failed sale leaseback buildings that are eliminated upon adoption of ASC 842.

(4)	Amortization of deferred gains on sale leaseback transactions of $3.6 million for U.S. markets is eliminated upon adoption of ASC 842.

The following table reflects the lease costs for the three and six months ended June 30, 2019:

	Condensed Consolidated	Three Months Ended	Six Months Ended
(In millions)	Statement of Operations	June 30, 2019	June 30, 2019
Operating lease cost
Theatre properties	Rent	$220.7	$439.6
Theatre properties	Operating expense	1.2	2.9
Equipment	Operating expense	3.5	7.0
Office and other	General and administrative: other	1.4	2.7
Finance lease cost
Amortization of finance lease assets	Depreciation and amortization	2.5	5.2
Interest on lease liabilities	Finance lease liabilities	2.1	4.2
Variable lease cost
Theatre properties	Rent	25.2	48.3
Equipment	Operating expense	19.1	29.8
Total lease cost		$275.7	$539.7

The following table represents the weighted-average remaining lease term and discount rate as of June 30, 2019:

	As of June 30, 2019
	Weighted Average	Weighted Average
	Remaining	Discount
Lease Term and Discount Rate	Lease Term (years)	Rate
Operating leases	10.0	7.3%
Finance leases	13.1	6.4%

Cash flow and supplemental information is presented below:

Six Months Ended
(In millions)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$(4.2)
Operating cash flows used in operating lease cost	(468.2)
Financing cash flows used in finance leases	(6.1)

Landlord contributions:
Operating cashflows provided by operating leases	64.8
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	115.5
(1)	Includes lease extensions and an option exercise.

Minimum annual payments required under existing operating and finance lease liabilities, (net present value thereof) as of June 30, 2019 are as follows:

	Operating Lease	Financing Lease
(In millions)	Payments (1)(2)	Payments
Six months ended December 31, 2019	$470.8	$9.1
2020	922.8	18.3
2021	863.2	17.2
2022	803.5	16.8
2023	709.6	13.7
2024	633.8	12.5
Thereafter	3,321.2	92.1
Total lease payments	7,724.9	179.7
Less imputed interest	(2,302.1)	(59.4)
Total	$5,422.8	$120.3
(1)Included in this column upon adoption of ASC 842 are liabilities for leases that were previously classified as build-to-suit failed sale-leaseback transactions that were included in the capital and finance lease obligations columns in the prior year.

(2)Included in this column upon adoption of ASC 842 are fixed executory costs that were previously excluded as part of the minimum lease payments. Fixed executory costs, which primarily consist of common area maintenance, insurance and taxes that meet the classification of fixed payments are included as part of the minimum lease payments.

As of June 30, 2019, the Company had signed additional operating lease agreements for 19 theatres that have not yet commenced of approximately $417.0 million, which are expected to commence between 2019 and 2021, and carry lease terms of approximately 5 to 25 years. The timing of lease commencement is dependent on the landlord providing the Company with control and access to the related facility.

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

NOTE 3—REVENUE RECOGNITION

Disaggregation of Revenue: Revenue is disaggregated in the following tables by major revenue types and by timing of revenue recognition:

	Three Months Ended	Three Months Ended
(In millions)	June 30, 2019	June 30, 2018
Major revenue types
Admissions	$895.5	$896.3
Food and beverage	492.5	445.8
Other theatre:
Advertising	35.7	33.7
Other theatre	82.4	66.7
Other theatre	118.1	100.4
Total revenues	$1,506.1	$1,442.5

	Three Months Ended	Three Months Ended
(In millions)	June 30, 2019	June 30, 2018
Timing of revenue recognition
Products and services transferred at a point in time	$1,410.2	$1,396.2
Products and services transferred over time (1)	95.9	46.3
Total revenues	$1,506.1	$1,442.5
(1)Amounts primarily include subscription and advertising revenues.

	Six Months Ended	Six Months Ended
(In millions)	June 30, 2019	June 30, 2018
Major revenue types
Admissions	$1,627.0	$1,771.3
Food and beverage	861.3	851.6
Other theatre:
Advertising	70.2	71.3
Other theatre	148.0	131.9
Other theatre	218.2	203.2
Total revenues	$2,706.5	$2,826.1

	Six Months Ended	Six Months Ended
(In millions)	June 30, 2019	June 30, 2018
Timing of revenue recognition
Products and services transferred at a point in time	$2,520.2	$2,729.4
Products and services transferred over time (1)	186.3	96.7
Total revenues	$2,706.5	$2,826.1
(1)	Amounts primarily include subscription and advertising revenues.

The following tables provide the balances of receivables and deferred revenue income:

(In millions)	June 30, 2019	December 31, 2018
Current assets:
Receivables related to contracts with customers	$123.3	$183.2
Miscellaneous receivables	105.2	76.3
Receivables, net	$228.5	$259.5

(In millions)	June 30, 2019	December 31, 2018
Current liabilities:
Deferred revenue related to contracts with customers	$366.5	$412.8
Miscellaneous deferred income	3.3	2.0
Deferred revenue and income	$369.8	$414.8

The significant changes in contract liabilities with customers included in deferred revenues and income are as follows:

Deferred Revenues
Related to Contracts
(In millions)	with Customers
Balance as of December 31, 2018	$412.8
Cash received in advance (1)	202.0
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	16.8
Food and beverage (2)	36.2
Other theatre (2)	1.8
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(204.0)
Food and beverage (3)	(49.4)
Other theatre (4)	(47.9)
Disposition of Austria theatres	(1.2)
Foreign currency translation adjustment	(0.6)
Balance as of June 30, 2019	$366.5
(1)Includes movie tickets, food and beverage, gift cards, exchange tickets, and AMC Stubs® loyalty membership fees.

(2)Amount of rewards accumulated, net of expirations, that are attributed to AMC Stubs® and other loyalty programs.

(3)Amount of rewards redeemed that are attributed to gift cards, exchange tickets, movie tickets, AMC Stubs® loyalty programs and other loyalty programs.

(4)Amounts relate to income from non-redeemed or partially redeemed gift cards, non-redeemed exchange tickets, AMC Stubs® loyalty membership fees and other loyalty programs.

The significant changes to contract liabilities included in the exhibitor services agreement, classified as long-term liabilities in the condensed consolidated balance sheets, are as follows:

Exhibitor Services
(In millions)	Agreement
Balance as of December 31, 2018	$564.0
Common Unit Adjustment–additions of common units (1)	1.4
Reclassification of the beginning balance to other theatre revenue, as the result of performance obligations satisfied	(7.7)
Balance as of June 30, 2019	$557.7
(1)Represents the fair value amount of the National CineMedia, LLC (“NCM”) common units that were received under the annual Common Unit Adjustment (“CUA”). Such amount will increase the deferred revenues that are being amortized to other theatre revenues over the remainder of the 30-year term of the Exhibitor Service Agreement (“ESA”) ending in February 2037. See Note 5—Investments for further information.

Transaction Price Allocated to the Remaining Performance Obligations: The following table includes the amount of NCM ESA, included in deferred revenues and income in the Company’s condensed consolidated balance sheets, that is expected to be recognized as revenues in the future related to performance obligations that are unsatisfied as of June 30, 2019:

(In millions)	Exhibitor services agreement
Six Months Ended December 31, 2019	$8.0
Year Ended 2020	16.9
Year Ended 2021	18.1
Year Ended 2022	19.5
Year Ended 2023	20.9
Year Ended 2024	22.5
Years Ended 2025 through February 2037	451.8
Total	$557.7

The total amount of non-redeemed gifts cards and exchange tickets included in deferred revenues and income as of June 30, 2019 was $272.3 million. This will be recognized as revenues as the gift cards and exchange tickets are redeemed or as the non-redeemed gift card and exchange ticket revenues are recognized in proportion to the pattern of actual redemptions, which is estimated to occur over the next 24 months.

As of June 30, 2019, the amount of deferred revenue allocated to the AMC Stubs® loyalty programs included in deferred revenues and income was $58.8 million. The earned points will be recognized as revenue as the points are redeemed, which is estimated to occur over the next 24 months. The annual membership fee is recognized ratably over the one-year membership period.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 4—GOODWILL

The following table summarizes the changes in goodwill by reportable segment for the six months ended June 30, 2019:

(In millions)	U.S. Markets	International Markets	Total
Balance as of December 31, 2018	$3,072.6	$1,716.1	$4,788.7
Currency translation adjustment	—	(25.7)	(25.7)
Balance as of June 30, 2019	$3,072.6	$1,690.4	$4,763.0

The Company evaluates goodwill for impairment annually as of the beginning of the fourth fiscal quarter and any time an event occurs or circumstances change that would more likely than not reduce the fair value for a reporting unit below its carrying amount. A decline in our common stock price and the resulting impact on market capitalization is one of several factors we consider when making this evaluation. The Company’s market capitalization has been below carrying value since May 24, 2019. The recent declines in the trading price of the Company’s Class A common stock were not considered to be sustained declines and therefore were not an event that would require the Company to evaluate goodwill for impairment as of June 30, 2019.

NOTE 5—INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the condensed consolidated balance sheets in other long-term assets. Investments in non-consolidated affiliates as of June 30, 2019 include interests in Digital Cinema Implementation Partners, LLC (“DCIP”) of 29.0%, Digital Cinema Distribution Coalition, LLC (“DCDC”) of 14.6%, AC JV, LLC (“AC JV”) owner of Fathom Events, of 32.0%, SV Holdco LLC, owner of Screenvision, 18.4%, and Digital Cinema Media Ltd. (“DCM”) of 50.0%. The Company also has partnership interests in four U.S. motion picture theatres (“Theatre Partnerships”) and approximately 50.0% interest in 58 theatres in Europe (“Nordic theatre JVs”) acquired in the Odeon and UCI Cinemas Holdings Limited (“Odeon”) and Nordic Cinema Group Holding AB (“Nordic”) acquisitions. Indebtedness held by equity method investees is non-recourse to the Company.

NCM Transaction. In March 2019, the NCM CUA resulted in a positive adjustment of 197,118 common units for the Company. The Company received the units and recorded the common units as an addition to deferred revenues for the ESA at fair value of $1.3 million, based upon a price per share of National CineMedia, Inc. (“NCM, Inc.”) of $7.24 on March 14, 2019. The Company does not have significant influence over this entity and the investment is recorded at fair value each period.

Equity in Earnings (Loss) of Non-Consolidated Entities

Aggregated condensed financial information of the Company’s significant non-consolidated equity method investment (DCIP) is shown below:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues	$48.0	$42.5	$85.7	$83.6
Operating costs and expenses	19.5	20.3	38.7	39.9
Net earnings	$28.5	$22.2	$47.0	$43.7

The components of the Company’s recorded equity in earnings of non-consolidated entities are as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
NCM and NCM, Inc.	$—	$5.8	$—	$(11.6)
DCIP	9.0	6.8	14.6	13.5
Other	1.2	0.4	2.1	2.1
The Company’s recorded equity in earnings	$10.2	$13.0	$16.7	$4.0

Digital Cinema Media. The Company acquired its equity investment in DCM on November 30, 2016 in connection with the acquisition of Odeon. The Company receives advertising services from DCM for its Odeon theatres in International markets through a joint venture in which it has a 50.0% ownership interest.

The Company recorded the following related party transactions with DCM:

	As of	As of
(In millions)	June 30, 2019	December 31, 2018
Due from DCM for on-screen advertising revenue	$2.4	$2.8
Loan receivable from DCM	0.7	0.6

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
DCM screen advertising revenues	$5.3	$4.6	$9.2	$9.2

DCIP Transactions. The Company pays equipment rent monthly and records the equipment rental expense on a straight-line basis over 12 years.

The Company recorded the following related party transactions with DCIP:

	As of	As of
(In millions)	June 30, 2019	December 31, 2018
Due from DCIP for warranty expenditures	$3.5	$3.4
Deferred rent liability for digital projectors	—	7.8

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Digital equipment rental expense	$0.8	$1.5	$1.9	$3.0

AC JV Transactions. The Company recorded the following related party transactions with AC JV:

	As of	As of
(In millions)	June 30, 2019	December 31, 2018
Due to AC JV for Fathom Events programming	0.8	2.5

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Film exhibition costs:
Gross exhibition cost on Fathom Events programming	$2.8	$2.3	$10.1	$5.0

Screenvision Transactions. The Company recorded the following related party transactions with Screenvision:

	As of	As of
(In millions)	June 30, 2019	December 31, 2018
Due from Screenvision for on-screen advertising revenue	$3.0	$2.7

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Screenvision screen advertising revenues	$4.2	$3.8	$7.7	$7.5

Nordic JVs. The Company recorded the following related party transactions with the Nordic theatre JVs :

	As of	As of
(In millions)	June 30, 2019	December 31, 2018
Due from Nordic JVs	$2.3	$2.6
Due to Nordic JVs for management services	2.1	1.7

NOTE 6—CORPORATE BORROWINGS

A summary of the carrying value of corporate borrowings and capital and finance lease obligations is as follows:

(In millions)	June 30, 2019	December 31, 2018
Odeon Revolving Credit Facility Due 2022 (2.5% + Base Rate of 0.75% as of June 30, 2019)	$—	$11.9
Senior Secured Credit Facility-Term Loan due 2026 (5.23% as of June 30, 2019)	1,995.0	—
Senior Secured Credit Facility-Term Loan due 2022	—	854.2
Senior Secured Credit Facility-Term Loan due 2023	—	491.2
6.0% Senior Secured Notes due 2023	—	230.0
2.95% Senior Unsecured Convertible Notes due 2024	600.0	600.0
5.0% Promissory Note payable to NCM due 2019	1.3	1.3
5.875% Senior Subordinated Notes due 2022	—	375.0
6.375% Senior Subordinated Notes due 2024 (£500 million par value)	635.0	634.1
5.75% Senior Subordinated Notes due 2025	600.0	600.0
5.875% Senior Subordinated Notes due 2026	595.0	595.0
6.125% Senior Subordinated Notes due 2027	475.0	475.0
Finance lease obligations	120.3	560.3
Debt issuance costs	(94.5)	(104.4)
Net discounts	(75.7)	(64.4)
Derivative liability	3.4	24.0
	4,854.8	5,283.2
Less:
Current maturities corporate borrowings	(21.4)	(15.2)
Current maturities finance lease obligations	(10.9)	—
Current maturities capital and financing lease obligations	—	(67.0)
	$4,822.5	$5,201.0

Senior Secured Credit Facility – Term Loan due 2026

On April 22, 2019, the Company entered into the Sixth Amendment to Credit Agreement (the “Sixth Amendment”) amending the Credit Agreement dated April 30, 2013, by and among the Company, each lender party thereto and Citicorp North America, Inc. (“Citi”), as administrative agent. After giving effect to the Sixth Amendment, the Credit Agreement provides for senior secured financing of $2,225.0 million in aggregate, consisting of (1) $2,000.0 million in aggregate principal amount of senior secured tranche B loans maturing April 22, 2026 (the “Term Loan Facility”)and (2) a $225.0 million senior secured revolving credit facility (which includes borrowing capacity available for letters of credit) maturing April 22, 2024 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit

Facilities”). The loans were used to repay all of the Company’s existing term loans in an aggregate principal amount of approximately $1,338.5 million and to fund the redemptions of the 5.875% Senior Subordinated Notes due 2022 and the 6.0% Senior Secured Notes due 2023. The Company recorded a loss of $16.6 million related to these transactions, comprised of $14.1 million of extinguishment losses and $2.5 million of third party costs related to the modification of the Term Loans under the Senior Secured Credit Facility.

All obligations under the Credit Agreement are guaranteed by, subject to certain exceptions, each of the Company’s current and future wholly-owned material domestic restricted subsidiaries. All obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the assets of the Company and each guarantor, subject to customary exceptions, including:

●	a pledge of 100% of the equity interests directly held by the Company and each guarantor in any wholly-owned material subsidiary of the Company or any guarantor (which pledge, in the case of any non-U.S. subsidiary of a U.S. subsidiary, will not include more than 65% of the voting stock of such non-U.S. subsidiary), subject to certain exceptions; and

●	a security interest in substantially all other tangible and intangible assets of the Company and each guarantor, subject to certain exceptions.

The Credit Facilities will require the Company to prepay outstanding term loans, subject to certain exceptions, with:

●	50% (which percentage will be reduced to 0% if the Company attains a certain secured net leverage ratio) of the Company’s annual excess cash flow;

●	100% of the net cash proceeds of certain non-ordinary course asset sales by the Company and its restricted subsidiaries (including casualty and condemnation events, subject to de minimis thresholds), and subject to the right to reinvest 100% of such proceeds, subject to certain qualifications; and

●	100% of the net proceeds of any issuance or incurrence of debt by the Company or any of its restricted subsidiaries, other than certain debt permitted under the Credit Agreement.

The foregoing mandatory prepayments will be used to reduce the installments of principal on the Term Loan Facility. The Company may voluntarily repay outstanding loans under the Credit Facilities at any time without premium or penalty, except (1) for customary “breakage” costs with respect to LIBOR loans under the Credit Facilities and (2) during the six months following the Amendment Closing Date, with respect to certain voluntary prepayments or refinancings of the Term Loan Facility that reduce the effective yield of the Term Loan Facility, which will be subject to a 1.00% prepayment premium.

Borrowings under the Term Loan Facility will bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the prime rate of Citi and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) an applicable margin plus a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. Borrowings under the Revolving Credit Facility will bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the prime rate of Citi and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. As of the date hereof, the applicable margins for the LIBOR rate borrowings under the Term Loan Facility and the Revolving Credit Facility are 3.00% and 2.25%, respectively.

The Credit Agreement contains other customary terms, including (1) representations, warranties and affirmative covenants, (2) negative covenants, including limitations on indebtedness, liens, mergers and acquisitions, asset sales, investments, distributions, prepayments of subordinated debt and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions, and (3) customary events of default.

The availability of certain baskets and the ability to enter into certain transactions will also be subject to compliance with certain financial ratios. In addition, the Revolving Credit Facility includes a maintenance covenant that requires, in certain circumstances, compliance with a certain secured leverage ratio.

Senior Unsecured Convertible Notes due 2024

Carrying value (in millions) as of June 30, 2019:

	Carrying Value		Carrying Value
	as of	Increase to	as of
	December 31, 2018	Net Earnings (Loss)	June 30, 2019
Principal balance	$600.0	$—	$600.0
Discount	(86.7)	6.3	(80.4)
Debt issuance costs	(13.0)	0.9	(12.1)
Derivative liability	24.0	(20.6)	3.4
Carrying Value	$524.3	$(13.4)	$510.9

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

The Company bifurcated the conversion feature from the principal balance of the Convertible Notes due 2024 as a derivative liability because (1) a conversion feature is not clearly and closely related to the debt instrument and the reset of the conversion price discussed in the following paragraph causes the conversion feature to not be considered indexed to the Company’s equity, (2) the conversion feature standing alone meets the definition of a derivative, and (3) the Convertible Notes due 2024 are not remeasured at fair value each reporting period with changes in fair value recorded in the condensed consolidated statement of operations. The initial derivative liability of $90.4 million is offset by a discount to the principal balance and is amortized to interest expense resulting in an effective rate of 5.98% over the term of the Convertible Notes due 2024. The Company also recorded debt issuance costs of approximately $13.6 million related to the issuance of the Convertible Notes due 2024 and will amortize those costs to interest expense under the effective interest method over the term of the Convertible Notes due 2024. The Company recorded interest expense for the three and six months ended June 30, 2019 of $8.0 million and $16.0 million, respectively. The derivative liability is remeasured at fair value each reporting period with changes in fair value recorded in the condensed consolidated statement of operations as other expense or income. See Note 9—Fair Value Measurements for a discussion of the valuation methodology. For the three and six months ended June 30, 2019, this resulted in a gain of $33.9 million and $20.6 million, respectively. The if-converted value of the Convertible Notes due 2024 is less than the principal balance by approximately $304.6 million as of June 30, 2019 based on the closing price per share of the Company’s common stock of $9.33 per share.

The Convertible Notes due 2024 are generally not convertible to equity in the first year after issuance. Upon conversion by a holder thereof, the Company shall deliver, at its election, either cash, shares of the Company’s Class A common stock or a combination of cash and shares of the Company’s Class A common stock at a conversion rate of 52.7704 per $1,000 principal amount of the Convertible Notes due 2024 (which represents an initial conversion price of $18.95), in each case subject to customary anti-dilution adjustments. As of June 30, 2019, the $600.0 million principal balance of the Convertible Notes due 2024 would be convertible into 31,662,269 shares of Class A common stock. In addition to typical anti-dilution adjustments, in the event that the then-applicable conversion price is greater than 120% of the average of the volume-weighted average price of the Company’s Class A common stock for the ten days prior to the second anniversary of issuance (the “Reset Conversion Price”), the conversion price for the Convertible Notes due 2024 is subject to a reset provision that would adjust the conversion price downward to such Reset Conversion Price. However, this conversion price reset provision is subject to a conversion price floor such that the shares of the Company’s Class A common stock issuable upon conversion would not exceed 30% of the Company’s then outstanding fully-diluted share capital after giving effect to the conversion. In addition, a trigger of the reset provision would result in up to 5,666,000 shares of the Company’s Class B common stock held by Wanda becoming subject to forfeiture and retirement by the Company at no additional cost pursuant to the stock repurchase agreement between the Company and Wanda discussed in Note 7—Stockholders’ Equity. This cancellation agreement is a contingent call option for the forfeiture shares, which is a freestanding derivative measured at fair value on a recurring basis. The feature is contingent on the same reset of the conversion price which is part of the conversion feature. The initial derivative asset of $10.7 million is offset by a credit to stockholders’ equity related to the Class B common stock purchase and cancellation. The forfeiture shares feature is not clearly and closely related to the Convertible Notes due 2024 host and it is bifurcated and accounted for as a derivative asset measured at fair value through earnings each reporting period with changes in fair value recorded in the condensed consolidated statement of operations as other expense or income. See Note 9 – Fair Value Measurements for a discussion of the valuation methodology. For the three and six months ended June 30, 2019, this resulted in other income (expense) of $7.1 million and $(8.0) million, respectively. Additionally, the conversion rate will be adjusted if any cash dividend or distribution is made to all or substantially all holders of the Company’s common stock (other than the special dividend referenced above and a regular, quarterly cash dividend that does not exceed $0.20 per share until the second anniversary of issuance and $0.10 per share thereafter). Any Convertible Notes due 2024 that are converted in connection with a Make-Whole Fundamental Change (as defined in the Indenture (the “Indenture”) governing the Convertible Notes due 2024) are, under certain circumstances, entitled to an increase in the conversion rate.

The Company has the option to redeem the Convertible Notes due 2024 for cash on or after the fifth anniversary of issuance at par if the price for the Company’s Class A common stock is equal to or greater than 150% of the then applicable conversion price for 20 or more trading days out of a consecutive 30 day trading period (including the final three trading days), at which time the holders have the option to convert. The Company also has the option to redeem the Convertible Notes due 2024, between the second and third anniversary of issuance, if the reset provision described above is triggered at a redemption price in cash that would result in the noteholders realizing a 15% IRR from the date of issuance regardless of when any particular noteholder acquired its Convertible Notes due 2024. The Company also bifurcated this redemption feature from the principal balance of the Convertible Notes due 2024 and considered it as a part of the overall fair value of the derivative liability. During the three and six months ended June  30, 2019, the Company recorded a gain to other expense for $33.9 million and $20.6 million, respectively, as a decrease in fair value of its derivative liability for the Convertible Notes due 2024.

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

NOTE 7—STOCKHOLDERS’ EQUITY

Dividends

The following is a summary of dividends and dividend equivalents paid to stockholders during the three and six months ended June 30, 2019:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 15, 2019	March 11, 2019	March 25, 2019	$0.20	$21.3
May 3, 2019	June 10, 2019	June 24, 2019	0.20	21.3

On August 2, 2019, the Holdings’ Board of Directors declared a cash dividend in the amount of $0.20 per share on its Class A and Class B common stock, payable on September 23, 2019 to stockholders of record on September 9, 2019.

Related Party Transactions

As of June 30, 2019 and December 31, 2018, the Company recorded a receivable due from Wanda of $0.5 million and $0.9 million, respectively, for reimbursement of general administrative and other expense incurred on behalf of Wanda. During the three and six months ended June 30, 2019, the Company recorded $0.1 million and $0.2 million, respectively, of cost reductions for general and administrative services provided on behalf of Wanda. Wanda owns Legendary Entertainment, a motion picture production company. The Company will occasionally play Legendary’s films in its theatres as a result of transactions with independent film distributors.

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

On September 14, 2018, the Company used the proceeds from the Convertible Notes due 2024, and pursuant to a stock repurchase agreement between the Company and Wanda, repurchased 24,057,143 shares of Class B common stock at a price of $17.50 per share or $421.0 million and associated legal fees of $2.6 million. As of June 30, 2019, Wanda owns 49.85% of AMC through its 51,769,784 shares of Class B common stock. With the three-to-one voting ratio between the Company’s Class B and Class A common stock, Wanda retains voting control of AMC with 74.89% of the voting power of the Company’s common stock. As discussed in Note 6—Corporate Borrowings up to 5,666,000 shares of Class B common stock are subject to forfeiture for no consideration in connection with the reset provision contained in the Indenture.

Temporary Equity

Certain members of management had the right to require Holdings to repurchase the Class A common stock held by them under certain limited circumstances pursuant to the terms of a stockholders’ agreement. Beginning on January 1, 2016 (or upon the termination of a management stockholder’s employment by the Company without cause, by the management stockholder for good reason, or due to the management stockholder’s death or disability) management stockholders had the right, in limited circumstances, to require Holdings to purchase shares that were not fully and freely tradeable at a price equal to the price per share paid by such management stockholder with appropriate adjustments for any subsequent events such as dividends, splits, or combinations. The shares of Class A common stock, subject to the stockholder agreement, were classified as temporary equity, apart from permanent equity, as a result of the contingent redemption feature contained in the stockholder agreement. The Company determined the amount reflected in temporary equity for the Class A common stock-based on the price paid per share by the management stockholders and Wanda on August 30, 2012, the date Wanda acquired Holdings.

As of January 1, 2019, the temporary equity program expired and management employees who held 75,712 shares relinquished their put rights, therefore the related share amount of $0.4 million was reclassified to additional paid in capital, a component of stockholders’ equity.

Stock-Based Compensation

Holdings adopted a stock-based compensation plan in December of 2013.

During the three and six months ended June 30, 2019, the Company recognized stock-based compensation expense of $5.4 million and $9.4 million, respectively, within general and administrative: other. During the three and six months ended June 30, 2018, the Company recognized stock-based compensation expense of $4.0 million and $6.8 million, respectively, within general and administrative: other.

The components of the Company’s recorded and unrecognized stock-based compensation expense are as follows:

				Additional
	Amount Recognized	Amount Recognized	Amount	Expected to	Expected to	Expected to
	Three Months Ended	Six Months Ended	Unrecognized	Recognize	Recognize	Recognize
Grant Tranche	June 30, 2019	June 30, 2019	June 30, 2019	2019	2020	2021
2019 Board of Directors	$—	$0.4	$—	$—	$—	$—
2019 RSU awards	1.1	1.5	9.6	2.2	3.7	3.7
2019 PSU awards	1.9	2.6	8.5	3.9	3.3	1.3
2018 RSU awards	0.8	1.7	4.9	1.6	3.3	—
2018 PSU awards	0.7	1.5	2.6	1.5	1.1	—
2017 RSU awards	0.5	1.0	0.9	0.9	—	—
2017 RSU NEO awards	0.4	0.7	0.6	0.6	—	—
2017 PSU awards (1)	—	—	—	—	—	—
	$5.4	$9.4	$27.1	$10.7	$11.4	$5.0
(1)	During the year ended December 31, 2017, the Company determined that achieving the three-year performance thresholds of the 2017 Performance Stock Units was improbable and reversed all previously recorded expense and ceased accruing any additional expense on these units. If the Company later determines that the performance thresholds become probable, then historical expense would be reinstated, and the Company would resume recognizing expense.

Awards Granted in 2019

The Company’s Board of Directors approved awards of stock, restricted stock units (“RSUs”), and performance stock units (“PSUs”) to certain of the Company’s employees and directors under the Plan. The fair value of the stock at the grant date of March 6, 2019 was $15.13 per share and was based on the closing price of Holdings’ stock.

The award agreements generally had the following features:

●	Stock Award: On March 6, 2019, five members of Holdings’ Board of Directors were granted awards of 25,703 fully vested shares of Class A common stock in the aggregate. On May 7, 2019 one member of Holdings’ Board of Directors was granted an award of 3,096 vested shares of Class A common stock.

The Company recognized approximately $0.4 million of expense in general and administrative: other expense during the six months ended June 30, 2019, in connection with these share grants.

●	Restricted Stock Unit Awards: On March 6, 2019, RSU awards of 730,167 units were granted to certain members of management and executive officers. The grant date fair value was approximately $11.0 million based on a stock price of $15.13 on March 6, 2019. Each RSU represents the right to receive one share of Class A common stock at a future date. The RSUs vest over 3 years with 1/3 vesting on each of January 2, 2020, 2021, and 2022. The RSUs will be settled within 30 days of vesting. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs.

●	Performance Stock Unit Award: On March 6, 2019, PSU awards of 730,167 were granted to certain members of management and executive officers, with three-year cumulative adjusted EBITDA, diluted earnings per share, and net profit performance target conditions and service conditions, covering a performance period beginning January 1, 2019 and ending on December 31, 2021. The PSUs will vest based on achieving 80% to 120% of the performance targets with the corresponding vested unit amount ranging from 30% to 200%. If the performance target is met at 100%, the PSU awards granted on March 6, 2019, will vest at 730,167 units in the aggregate. No PSUs will vest if Holdings does not achieve 80% of the three-year cumulative adjusted EBITDA, diluted earnings per share, and net profit performance target. Additionally, unvested PSU’s shall be ratably forfeited upon termination of service prior to December 31, 2021. If service terminates prior to January 2, 2020, all unvested PSU’s shall be forfeited, if service terminates prior to January 2, 2021, 2/3 of unvested PSU’s shall be forfeited and if service terminates prior to January 4, 2022, 1/3 of unvested PSU’s shall be forfeited. The vested PSUs will be settled within 30 days of vesting which will occur upon certification of performance results by the Compensation Committee of the Board of Directors. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the PSUs began to accrue with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the PSUs.

The following table represents the nonvested RSU and PSU activity for the six months ended June 30, 2019:

		Weighted
		Average
	Shares of RSU	Grant Date
	and PSU	Fair Value
Beginning balance at January 1, 2019	1,934,447	$21.50
Granted	1,460,334	15.13
Vested	(303,201)	21.76
Forfeited	(11,776)	18.65
Cancelled (1)	(100,840)	21.46
Nonvested at June 30, 2019	2,978,964	$17.62
(1)	Represents vested RSUs surrendered in lieu of taxes and returned to the 2013 Equity Incentive Plan.

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2019

								Accumulated
	Class A Voting		Class B Voting		Additional			Other	Accumulated	Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Earnings	Stockholders’
(In millions, except share and per share data)	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	(Deficit)	Equity
Balances December 31, 2018	55,401,325	$0.5	51,769,784	$0.5	$1,998.4	3,732,625	$(56.4)	$5.5	$(550.9)	$1,397.6
Cumulative effect adjustments for the adoption of new accounting principles (ASU 842)	—	—	—	—	—	—	—	—	78.8	78.8
Net loss	—	—	—	—	—	—	—	—	(130.2)	(130.2)
Other comprehensive loss	—	—	—	—	—	—	—	(24.9)	—	(24.9)
Dividends declared:
Class A common stock, $0.20/share, net of forfeitures	—	—	—	—	—	—	—	—	(10.7)	(10.7)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	—	(10.4)	(10.4)
Taxes paid for restricted unit withholdings	—	—	—	—	(1.1)	—	—	—	—	(1.1)
Reclassification from temporary equity	75,712	—	—	—	0.4	—	—	—	—	0.4
Stock-based compensation	328,904	—	—	—	4.0	—	—	—	—	4.0
Balances March 31, 2019	55,805,941	$0.5	51,769,784	$0.5	$2,001.7	3,732,625	$(56.4)	$(19.4)	$(623.4)	$1,303.5
Cumulative effect adjustments for the adoption of new accounting principles (ASU 842)	—	—	—	—	—	—	—	—	(2.6)	(2.6)
Net earnings	—	—	—	—	—	—	—	—	49.4	49.4
Other comprehensive loss	—	—	—	—	—	—	—	(9.2)	—	(9.2)
Dividends declared:
Class A common stock, $0.20/share, net of forfeitures	—	—	—	—	—	—	—	—	(10.7)	(10.7)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	—	(10.4)	(10.4)
Taxes paid for restricted unit withholdings	—	—	—	—	(0.3)	—	—	—	—	(0.3)
Stock-based compensation	3,096	—	—	—	5.4	—	—	—	—	5.4
Balances June 30, 2019	55,809,037	$0.5	51,769,784	$0.5	$2,006.8	3,732,625	$(56.4)	$(28.6)	$(597.7)	$1,325.1

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2018

								Accumulated
	Class A Voting		Class B Voting		Additional			Other	Accumulated	Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Earnings	Stockholders’
(In millions, except share and per share data)	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	(Deficit)	Equity

Balances December 31, 2017	55,010,160	$0.5	75,826,927	$0.8	$2,241.6	3,232,625	$(48.2)	$125.6	$(207.9)	$2,112.4
Cumulative effect adjustments for the adoption of new accounting principles (ASU 606, ASU 2016-01 and ASU 2018-02)	—	—	—	—	—	—	—	4.4	(36.2)	(31.8)
Net earnings	—	—	—	—	—	—	—	—	17.7	17.7
Other comprehensive income	—	—	—	—	—	—	—	10.7	—	10.7
Dividends declared:
Class A common stock, $0.20/share	—	—	—	—	—	—	—	—	(10.8)	(10.8)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	—	(15.2)	(15.2)
Reversed dividend accrual for nonvested PSU's	—	—	—	—	—	—	—	—	0.7	0.7
RSUs surrendered to pay for payroll taxes	—	—	—	—	(1.8)	—	—	—	—	(1.8)
Reclassification from temporary equity	27,195	—	—	—	0.3	—	—	—	—	0.3
Stock-based compensation	354,060	—	—	—	2.8	—	—	—	—	2.8
Balances March 31, 2018	55,391,415	$0.5	75,826,927	$0.8	$2,242.9	3,232,625	$(48.2)	$140.7	$(251.7)	$2,085.0
Net earnings	—	—	—	—	—	—	—	—	22.2	22.2
Other comprehensive loss	—	—	—	—	—	—	—	(107.2)	—	(107.2)
Dividends declared:
Class A common stock, $0.20/share	—	—	—	—	—	—	—	—	(10.8)	(10.8)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	—	(15.2)	(15.2)
Reclassification from temporary equity	9,910	—	—	—	0.1	—	—	—	—	0.1
Stock-based compensation	—	—	—	—	4.0	—	—	—	—	4.0
Class A common stock repurchases	—	—	—	—	—	500,000	(8.2)	—	—	(8.2)
Balances June 30, 2018	55,401,325	$0.5	75,826,927	$0.8	$2,247.0	3,732,625	$(56.4)	$33.5	$(255.5)	$1,969.9

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

At June 30, 2019 and December 31, 2018, the Company has net deferred tax liabilities of $20.6 million and $13.0 million, respectively. During the fourth quarter of 2017, the Company determined that it was appropriate to record a valuation allowance against U.S. deferred tax assets. In addition, several international jurisdictions carry valuation allowances against their deferred tax assets. As a result, the effective tax rate for the six months ended June 30, 2019 reflects the impact of these valuation allowances against U.S. and international deferred tax assets generated during the six month period. For the remainder of 2019, the Company anticipates income tax expense will relate to domestic state tax expense, changes in domestic indefinite-lived liabilities, and international tax expense incurred in certain profitable jurisdictions. The Company evaluates its deferred tax assets each period to determine if a valuation allowance is required based on whether it is “more likely than not” that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods on a federal, state and foreign jurisdiction basis. The Company conducts its evaluation by considering all available positive and negative evidence, including historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlooks for the U.S. motion picture and broader economy, among others.

The projected worldwide effective tax rate based on annual projected earnings for the year ending December 31, 2019 is (4.5)%. The actual effective rate for the six months ended June 30, 2019 was (16.0)%. The Company’s consolidated tax rate for the six months ended June 30, 2019 differs from the U.S. statutory tax rate primarily due to the valuation allowances in U.S. and foreign jurisdictions, foreign tax rate differences, federal and state tax credits partially offset by state income taxes, permanent differences related to interest, compensation, and other discrete items.

Tax contingencies and other income tax liabilities were $25.6 million and $22.0 million as of June 30, 2019 and December 31, 2018, respectively, and are included in other long-term liabilities. The increase relates primarily to state income taxes and state income tax credits. The Company also continues to be subject to examination by the IRS and the fiscal year ended March 29, 2012 (tax year 2011) is currently under extended statute. The Company’s operations in certain jurisdictions outside of the U.S. remain subject to examination for tax years 2012 to 2018, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to the Company’s condensed consolidated financial statements. The Company believes its allowances for income tax contingencies are adequate. Based on the information currently available, the Company does not anticipate a material (or significant) increase or decrease to its tax contingencies within the next 12 months.

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

Recurring Fair Value Measurements. The following table summarizes the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of June 30, 2019:

		Fair Value Measurements at June 30, 2019 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Money market mutual funds	$0.5	$0.5	$—	$—
Derivative asset	47.7	—	—	47.7
Investments measured at net asset value (1)	11.4	—	—	—
Equity securities, available-for-sale:
Investment in NCM	1.3	1.3	—	—
Total assets at fair value	$60.9	$1.8	$—	$47.7

Corporate Borrowings:
Derivative liability	$3.4	$—	$—	$3.4
Total liabilities at fair value	$3.4	$—	$—	$3.4
(1)	The investments relate to non-qualified deferred compensation arrangements on behalf of certain members of management. The Company has an equivalent liability for this related-party transaction recorded in other long-term liabilities for the deferred compensation obligation.

Valuation Techniques. The Company’s money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. See Note 10—Accumulated Other Comprehensive Income for the unrealized gain on the equity securities recorded in accumulated other comprehensive income.

On September 14, 2018, the Company issued Convertible Notes due 2024 with a conversion feature that gave rise to an embedded derivative instrument and a stock purchase and cancellation agreement that gave rise to a derivative asset (See Note 6—Corporate Borrowings). The derivative features have been valued using a Monte Carlo simulation approach. The Monte Carlo simulation approach consists of simulated common stock prices from the valuation date to the maturity of the Convertible Notes and to September 14, 2020 for the contingent call option for forfeiture shares. Increases or decreases in the Company’s share price, the volatility of the share price, the passage of time, risk-free interest rate, discount yield, and dividend yield will all impact the value of the derivative instruments. The Company re-values the derivative instruments at the end of each reporting period and any changes are recorded in other expense (income) in the condensed consolidated statements of operations.

Other Fair Value Measurement Disclosures. The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at June 30, 2019 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$21.4	$—	$20.2	$1.4
Corporate borrowings	4,713.1	—	4,090.3	507.0

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

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the change in accumulated other comprehensive income (loss) by component:

			Unrealized Net	Unrealized Net
		Pension and	Gain from	Gain from Equity
	Foreign	Other	Marketable	Method Investees’
(In millions)	Currency	Benefits (1)	Securities	Cash Flow Hedge	Total
Balance, December 31, 2018	$7.2	$(1.8)	$—	$0.1	$5.5
Other comprehensive income (loss) before reclassifications	(34.7)	0.1	—	(0.1)	(34.7)
Amounts reclassified from accumulated other comprehensive income	0.6	—	—	—	0.6
Balance, June 30, 2019	$(26.9)	$(1.7)	$—	$—	$(28.6)

The tax effects allocated to each component of other comprehensive income (loss) during the three months ended June 30, 2019 and June 30, 2018 are as follows:

	Three Months Ended
	June 30, 2019			June 30, 2018
		Tax			Tax
	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax
(In millions)	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized foreign currency translation adjustment (1)	$(9.3)	$—	$(9.3)	$(107.4)	$(0.2)	$(107.6)
Realized loss on foreign currency transactions	0.1	—	0.1	1.0	—	1.0
Pension and other benefit adjustments:
Net gain (loss) arising during the period	0.1	—	0.1	(0.5)	0.1	(0.4)
Equity method investees' cash flow hedge:
Unrealized net holding loss arising during the period	(0.1)	—	(0.1)	—	—	—
Realized net loss reclassified into equity in earnings of non-consolidated entities	—	—	—	(0.2)	—	(0.2)
Other comprehensive loss	$(9.2)	$—	$(9.2)	$(107.1)	$(0.1)	$(107.2)
(1)	Deferred tax impacts of foreign currency translation for the Odeon and Nordic international operations have not been recorded due to the Company’s intent to remain permanently invested.

The tax effects allocated to each component of other comprehensive income (loss) during the six months ended June 30, 2019 and June 30, 2018 are as follows:

	Six Months Ended
	June 30, 2019			June 30, 2018
		Tax			Tax
	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax
(In millions)	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized foreign currency translation adjustment (1)	$(34.7)	$—	$(34.7)	$(96.0)	$0.1	$(95.9)
Realized loss on foreign currency transactions	0.6	—	0.6	1.0	—	1.0
Pension and other benefit adjustments:
Net gain (loss) arising during the period	0.1	—	0.1	(1.9)	0.4	(1.5)
Equity method investees' cash flow hedge:
Unrealized net holding gain (loss) arising during the period	(0.1)	—	(0.1)	0.2	—	0.2
Realized net (gain) loss reclassified into equity in earnings of non-consolidated entities	—	—	—	(0.3)	—	(0.3)
Other comprehensive loss	$(34.1)	$—	$(34.1)	$(97.0)	$0.5	$(96.5)
(1)Deferred tax impacts of foreign currency translation for the Odeon and Nordic international operations have not been recorded due to the Company’s intent to remain permanently invested.

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

Below is a breakdown of select financial information by reportable operating segment:

	Three Months Ended		Six Months Ended
Revenues (In millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
U.S. markets	$1,161.2	$1,129.3	$2,028.4	$2,111.4
International markets	344.9	313.2	678.1	714.7
Total revenues	$1,506.1	$1,442.5	$2,706.5	$2,826.1

	Three Months Ended		Six Months Ended
Adjusted EBITDA (1) (In millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
U.S. markets (2)	$202.1	$222.2	$279.5	$430.5
International markets	35.5	22.6	66.3	92.2
Total Adjusted EBITDA	$237.6	$244.8	$345.8	$522.7
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

(2)	Distributions from NCM are reported entirely within the U.S. markets segment.

	Three Months Ended		Six Months Ended
Capital Expenditures (In millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
U.S. markets	$84.1	$101.0	$159.6	$172.0
International markets	31.0	32.8	70.3	69.1
Total capital expenditures	$115.1	$133.8	$229.9	$241.1

Financial Information About Geographic Area:

	Three Months Ended		Six Months Ended
Revenues (In millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
United States	$1,161.2	$1,129.3	$2,028.4	$2,111.4
United Kingdom	134.1	125.8	236.2	256.3
Spain	49.4	42.2	90.8	91.8
Sweden	36.1	33.3	81.8	93.9
Italy	45.2	33.7	98.4	94.6
Germany	29.0	24.5	60.6	57.3
Finland	22.4	22.1	48.1	50.1
Ireland	9.3	8.8	17.3	19.3
Other foreign countries	19.4	22.8	44.9	51.4
Total	$1,506.1	$1,442.5	$2,706.5	$2,826.1

	As of	As of
Long-term assets, net (In millions)	June 30, 2019	December 31, 2018
United States	$9,052.7	$5,826.5
International	3,872.2	2,888.0
Total long-term assets (1)	$12,924.9	$8,714.5
(1)	Long-term assets are comprised of property, intangible assets, goodwill, deferred income tax assets and other long-term assets, and for 2019, right-of-use assets.

The following table sets forth a reconciliation of net earnings (loss) to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net earnings (loss)	$49.4	$22.2	$(80.8)	$39.9
Plus:
Income tax provision (benefit)	5.4	(2.6)	11.1	2.1
Interest expense	86.4	82.4	170.0	164.9
Depreciation and amortization	112.0	137.7	225.0	268.2
Certain operating expenses (1)	2.3	5.7	4.8	9.4
Equity in earnings of non-consolidated entities (2)	(10.2)	(13.0)	(16.7)	(4.0)
Cash distributions from non-consolidated entities (3)	1.8	3.5	12.3	27.8
Attributable EBITDA (4)	2.0	(0.4)	2.9	1.6
Investment income	(2.1)	(1.5)	(18.2)	(6.7)
Other expense (income) (5)	(23.8)	2.5	6.1	3.7
Non-cash rent - purchase accounting (6)	5.8	—	13.4	—
General and administrative — unallocated:
Merger, acquisition and transaction costs (7)	3.2	4.3	6.5	9.0
Stock-based compensation expense (8)	5.4	4.0	9.4	6.8
Adjusted EBITDA	$237.6	$244.8	$345.8	$522.7
(1)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens including the related accretion of interest, non-cash deferred digital equipment rent expense, and disposition of assets and other non-operating gains or losses included in operating expenses. The Company has excluded these items as they are non-cash in nature, include components of interest cost for the time value of money or are non-operating in nature.

(2)	During the three months ended June 30, 2019, the Company recorded $9.0 million in earnings from DCIP. During the six months ended June 30, 2019, the Company recorded $14.6 million in earnings from DCIP. During the six months ended June 30, 2018, equity in earnings of non-consolidated entities includes a lower of carrying value impairment loss on the held-for-sale portion of NCM of $16.0 million. The impairment charges reflect recording its held-for-sale units and other-than-temporary impaired shares at the publicly quoted per share price on March 31, 2018 of $5.19. Equity in earnings of non-consolidated entities also includes the surrender (disposition) of a portion of its investment in NCM of $1.1 million during the six months ended June 30, 2018.

(3)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. The Company believes including cash distributions is an appropriate reflection of the contribution of these investments to its operations.

(4)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain international markets. See below for a reconciliation of the Company’s equity loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where the Company holds a significant market share, the Company believes attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. The Company also provides services to these theatre operators including information technology systems, certain on-screen advertising services and its gift card and package ticket program.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Equity in earnings of non-consolidated entities	$(10.2)	$(13.0)	$(16.7)	$(4.0)
Less:
Equity in earnings of non-consolidated entities excluding International theatre JV's	(9.8)	(13.9)	(15.8)	(3.6)
Equity in earnings (loss) of International theatre JV's	0.4	(0.9)	0.9	0.4
Income tax provision	0.1	—	0.1	—
Investment income	(0.3)	—	(0.5)	—
Interest expense	0.1	—	0.1	—
Depreciation and amortization	1.7	0.5	2.3	1.2
Attributable EBITDA	$2.0	$(0.4)	$2.9	$1.6
(5)	Other income for the three months ended June 30, 2019 includes income of $33.9 million due to the decrease in fair value of our derivative liability for the Convertible Notes due 2024, income of $7.1 million as a result of an increase in fair value of its derivative asset, and expense of $16.6 million of fees related to modifications of term loans. Other expense for the six months ended June 30, 2019 includes income of $20.6 million due to the decrease in fair value of our derivative liability for the Convertible Notes due 2024, an expense of $8.0 million as a result of a decrease in fair value of its derivative asset, an expense of $16.6 million of fees related to modifications of term loans, and $1.0 million loss on GBP forward contract.

(6)	Reflects amortization of certain intangible assets reclassified from depreciation and amortization to rent expense, due to the adoption of ASC 842.

(7)	Merger, acquisition and transition costs are excluded as they are non-operating in nature.

(8)	Stock-based compensation expense is non-cash expense included in general and administrative: other.

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

On April 22, 2019, a putative stockholder class and derivative complaint, captioned Lao v. Dalian Wanda Group Co., Ltd., et al., C.A. No. 2019-0303-JRS (the “Lao Action”), was filed against certain of the Company’s directors, Dalian Wanda Group Co., Ltd. (“Wanda”), two of Wanda’s affiliates, Silver Lake Group, L.L.C. (“Silver Lake”), and one of Silver Lake’s affiliates in the Delaware Court of Chancery. The Lao Action asserts claims directly, on behalf of a putative class of Company stockholders, and derivatively, on behalf of the Company, for breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty with respect to transactions that the Company entered into with affiliates of Wanda and Silver Lake on September 14, 2018, and the special cash dividend of $1.55 per share of common stock that was payable on September 28, 2018 to the Company’s stockholders of record as of September 25, 2018. On July 18, 2019, the Company’s Board of Directors formed a Special Litigation Committee to investigate and evaluate the claims and allegations asserted in the Lao Action and make a determination as to how the Company should proceed with respect to the Lao Action.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Numerator:
Net earnings (loss) for basic earnings (loss) per share	$49.4	$22.2	$(80.8)	$39.9
Calculation of Net earnings for diluted earnings (loss) per share:
Marked-to-market gain on derivative liability	(33.9)	—	—	—
Interest expense for Convertible Notes due 2024	8.1	—	—	—
Net earnings (loss) for diluted earnings (loss) per share	$23.6	$22.2	$(80.8)	$39.9

Denominator (shares in thousands):
Weighted average shares for basic earnings (loss) per common share	103,845	128,039	103,814	128,042
Common equivalent shares for RSUs and PSUs	21	66	—	—
Common equivalent shares if converted: convertible notes 2024	31,662	—	—	—
Weighted average shares for diluted earnings (loss) per common share	135,528	128,105	103,814	128,042
Basic earnings (loss) per common share	$0.48	$0.17	$(0.78)	$0.31
Diluted earnings (loss) per common share	$0.17	$0.17	$(0.78)	$0.31

Vested RSUs and PSU’s have dividend rights identical to the Company’s Class A and Class B common stock and are treated as outstanding shares for purposes of computing basic and diluted earnings per share. Certain unvested RSUs and unvested PSUs are subject to performance conditions and are included in diluted earnings per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the Company’s 2013 Equity Incentive Plan if the end of the reporting period were the end of the contingency period. During the six months ended June 30, 2019, unvested PSU’s of 502,858 at the minimum performance target were not included in the computation of diluted earnings (loss) per share because they would not be issuable if the end of the reporting period were the end of the contingency period.

During the six months ended June 30, 2018, unvested PSU’s of 411,657 at the minimum performance target were not included in the computation of diluted loss per share since the shares would not be issuable under the terms of the Plan, if the end of the reporting period were the end of the contingency period and they would also be anti-dilutive. During the six months ended June 30, 2018, unvested RSU’s of 902,004 were not included in the computation of diluted loss per share because they would be anti-dilutive.

The Company uses the if-converted method for calculating any potential dilutive effect of the Convertible Notes due 2024 that were issued on September 14, 2018. The Company has not adjusted net loss for the six months ended June 30, 2019 to eliminate the interest expense and the gain for the derivative liability related to the Convertible Notes due 2024 of $16.0 million and $20.6 million, respectively in the computation of diluted loss per share because the effects would be anti-dilutive. The Company has not included in diluted weighted average shares approximately 31.7 million shares issuable upon conversion for the six months ended June 30, 2019, as the effects would be anti-dilutive. Based on the current conversion price of $18.95 per share the Convertible Notes due 2024 are convertible into 31,662,269 Class A common shares.

NOTE 14—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, Financial statements of guarantors and issuers of guaranteed securities registered or being registered. Each of the subsidiary guarantors are 100% owned by Holdings. The subsidiary guarantees of the Company’s Sterling Notes due 2024, the Convertible Notes due 2024, the Notes due 2025, the Notes due 2026, and the Notes due 2027 are full and unconditional and joint and several and subject to customary release provisions. The Company and its subsidiary guarantors’ investments in its consolidated subsidiaries are presented under the equity method of accounting.

The condensed consolidating information for the guarantors/non-guarantors has been retrospectively revised based on the structure that exists as of June 30, 2019 and reflecting changes as a result of the Sixth Amendment.

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2019:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$680.7	$214.8	$—	$895.5
Food and beverage	—	401.1	91.4	—	492.5
Other theatre	—	79.4	38.7	—	118.1
Total revenues	—	1,161.2	344.9	—	1,506.1
Operating costs and expenses
Film exhibition costs	—	390.2	92.3	—	482.5
Food and beverage costs	—	56.1	20.3	—	76.4
Operating expense, excluding depreciation and amortization	—	320.9	116.5	—	437.4
Rent	—	179.6	66.3	—	245.9
General and administrative:
Merger, acquisition and transaction costs	—	2.4	0.8	—	3.2
Other, excluding depreciation and amortization	—	24.9	18.3	—	43.2
Depreciation and amortization	—	84.2	27.8	—	112.0
Operating costs and expenses	—	1,058.3	342.3	—	1,400.6
Operating income	—	102.9	2.6	—	105.5
Other expense (income):
Equity in net loss of subsidiaries	9.1	18.2	—	(27.3)	—
Other expense (income)	(40.9)	17.7	(0.2)	—	(23.4)
Interest expense:
Corporate borrowings	73.6	74.4	0.7	(74.5)	74.2
Capital and financing lease obligations	—	0.6	1.5	—	2.1
Non-cash NCM exhibitor service agreement	—	10.1	—	—	10.1
Intercompany interest expense	—	—	21.4	(21.4)	—
Equity in earnings of non-consolidated entities	—	(9.9)	(0.3)	—	(10.2)
Investment income	(91.2)	(4.9)	(1.9)	95.9	(2.1)
Total other expense (income)	(49.4)	106.2	21.2	(27.3)	50.7
Earnings (loss) before income taxes	49.4	(3.3)	(18.6)	27.3	54.8
Income tax provision (benefit)	—	5.8	(0.4)	—	5.4
Net earnings (loss)	$49.4	$(9.1)	$(18.2)	$27.3	$49.4

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$694.3	$202.0	$—	$896.3
Food and beverage	—	369.2	76.6	—	445.8
Other theatre	—	65.9	34.5	—	100.4
Total revenues	—	1,129.4	313.1	—	1,442.5
Operating costs and expenses
Film exhibition costs	—	391.4	80.0	—	471.4
Food and beverage costs	—	54.3	17.9	—	72.2
Operating expense, excluding depreciation and amortization	—	300.5	124.0	—	424.5
Rent	—	145.4	54.3	—	199.7
General and administrative:
Merger, acquisition and transaction costs	—	2.2	2.1	—	4.3
Other, excluding depreciation and amortization	—	26.6	16.4	—	43.0
Depreciation and amortization	—	97.3	40.4	—	137.7
Operating costs and expenses	—	1,017.7	335.1	—	1,352.8
Operating income (loss)	—	111.7	(22.0)	—	89.7
Other expense (income):
Equity in net (earnings) loss of subsidiaries	(26.5)	25.5	—	1.0	—
Other expense	1.0	0.7	0.5	—	2.2
Interest expense:
Corporate borrowings	61.4	63.0	0.9	(63.1)	62.2
Capital and financing lease obligations	—	4.4	5.4	—	9.8
Non-cash NCM exhibitor service agreement	—	10.4	—		10.4
Equity in (earnings) loss of non-consolidated entities	—	(13.9)	0.9	—	(13.0)
Investment income	(58.1)	(6.3)	(0.2)	63.1	(1.5)
Total other expense (income)	(22.2)	83.8	7.5	1.0	70.1
Earnings (loss) before income taxes	22.2	27.9	(29.5)	(1.0)	19.6
Income tax provision (benefit)	—	1.4	(4.0)	—	(2.6)
Net earnings (loss)	$22.2	$26.5	$(25.5)	$(1.0)	$22.2

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2019:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$1,196.0	$431.0	$—	$1,627.0
Food and beverage	—	688.7	172.6	—	861.3
Other theatre	—	143.6	74.6	—	218.2
Total revenues	—	2,028.3	678.2	—	2,706.5
Operating costs and expenses
Film exhibition costs	—	667.5	180.3	—	847.8
Food and beverage costs	—	99.0	38.9	—	137.9
Operating expense, excluding depreciation and amortization	—	606.5	233.7	—	840.2
Rent	—	356.2	131.7	—	487.9
General and administrative:
Merger, acquisition and transaction costs	—	3.5	3.0	—	6.5
Other, excluding depreciation and amortization	—	52.4	37.0	—	89.4
Depreciation and amortization	—	167.9	57.1	—	225.0
Operating costs and expenses	—	1,953.0	681.7	—	2,634.7
Operating income (loss)	—	75.3	(3.5)	—	71.8
Other expense (income):
Equity in net loss of subsidiaries	303.7	215.0	—	(518.7)	—
Other expense (income)	(12.0)	18.2	0.2	—	6.4
Interest expense:
Corporate borrowings	144.5	145.3	1.4	(145.7)	145.5
Capital and financing lease obligations	—	1.4	2.8	—	4.2
Non-cash NCM exhibitor service agreement	—	20.3	—	—	20.3
Intercompany interest expense	—	—	218.9	(218.9)	—
Equity in earnings of non-consolidated entities	—	(16.0)	(0.7)	—	(16.7)
Investment income	(355.4)	(14.5)	(12.9)	364.6	(18.2)
Total other expense (income)	80.8	369.7	209.7	(518.7)	141.5
Loss before income taxes	(80.8)	(294.4)	(213.2)	518.7	(69.7)
Income tax provision	—	9.3	1.8	—	11.1
Net loss	$(80.8)	$(303.7)	$(215.0)	$518.7	$(80.8)

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$1,298.9	$472.4	$—	$1,771.3
Food and beverage	—	680.7	170.9	—	851.6
Other theatre	—	131.7	71.5	—	203.2
Total revenues	—	2,111.3	714.8	—	2,826.1
Operating costs and expenses
Film exhibition costs	—	707.6	190.3	—	897.9
Food and beverage costs	—	98.6	39.8	—	138.4
Operating expense, excluding depreciation and amortization	—	582.5	253.9	—	836.4
Rent	—	278.7	110.7	—	389.4
General and administrative:
Merger, acquisition and transaction costs	—	6.2	2.8	—	9.0
Other, excluding depreciation and amortization	—	52.9	34.3	—	87.2
Depreciation and amortization	—	191.3	76.9	—	268.2
Operating costs and expenses	—	1,917.8	708.7	—	2,626.5
Operating income	—	193.5	6.1	—	199.6
Other expense (income):
Equity in net (earnings) loss of subsidiaries	(47.8)	7.3	—	40.5	—
Other expense	1.0	0.5	1.9	—	3.4
Interest expense:
Corporate borrowings	122.1	125.7	1.9	(125.8)	123.9
Capital and financing lease obligations	—	9.0	11.1	—	20.1
Non-cash NCM exhibitor service agreement	—	20.9	—	—	20.9
Equity in earnings of non-consolidated entities	—	(3.6)	(0.4)	—	(4.0)
Investment income	(115.2)	(16.6)	(0.7)	125.8	(6.7)
Total other expense (income)	(39.9)	143.2	13.8	40.5	157.6
Earnings (loss) before income taxes	39.9	50.3	(7.7)	(40.5)	42.0
Income tax provision (benefit)	—	2.5	(0.4)	—	2.1
Net earnings (loss)	$39.9	$47.8	$(7.3)	$(40.5)	$39.9

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended June 30, 2019:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$49.4	$(9.1)	$(18.2)	$27.3	$49.4
Other comprehensive income (loss):
Equity in other comprehensive loss of subsidiaries	(9.2)	(4.1)	—	13.3	—
Unrealized foreign currency translation adjustment, net of tax	—	(5.1)	(4.2)	—	(9.3)
Realized loss on foreign currency transactions reclassified into other expense, net of tax	—	0.1	—	—	0.1
Pension and other benefit adjustments:
Net gain arising during the period, net of tax	—	—	0.1	—	0.1
Equity method investees’ cash flow hedge:
Unrealized net holding loss arising during the period, net of tax	—	(0.1)	—	—	(0.1)
Other comprehensive loss	(9.2)	(9.2)	(4.1)	13.3	(9.2)
Total comprehensive income (loss)	$40.2	$(18.3)	$(22.3)	$40.6	$40.2

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended June 30, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$22.2	$26.5	$(25.5)	$(1.0)	$22.2
Other comprehensive income (loss):
Equity in other comprehensive loss of subsidiaries	(107.2)	(86.0)	—	193.2	—
Unrealized foreign currency translation adjustment, net of tax	—	(22.0)	(85.6)	—	(107.6)
Realized loss on foreign currency transactions reclassified into other expense, net of tax	—	1.0	—	—	1.0
Pension and other benefit adjustments:
Net loss arising during period, net of tax	—	—	(0.4)	—	(0.4)
Equity method investees’ cash flow hedge:
Realized net holding gain reclassified to equity in earnings of non-consolidated entities, net of tax	—	(0.2)	—	—	(0.2)
Other comprehensive loss	(107.2)	(107.2)	(86.0)	193.2	(107.2)
Total comprehensive loss	$(85.0)	$(80.7)	$(111.5)	$192.2	$(85.0)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Six Months Ended June 30, 2019:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net loss	$(80.8)	$(303.7)	$(215.0)	$518.7	$(80.8)
Other comprehensive income (loss)
Equity in other comprehensive loss of subsidiaries	(34.1)	(19.3)	—	53.4	—
Unrealized foreign currency translation adjustment, net of tax	—	(15.4)	(19.3)	—	(34.7)
Realized loss on foreign currency transactions, net of tax	—	0.6	—	—	0.6
Pension and other benefit adjustments:
Net gain arising during the period, net of tax	—	0.1	—	—	0.1
Equity method investees’ cash flow hedge:
Unrealized net holding loss arising during the period, net of tax	—	(0.1)	—	—	(0.1)
Other comprehensive loss	(34.1)	(34.1)	(19.3)	53.4	(34.1)
Total comprehensive loss	$(114.9)	$(337.8)	$(234.3)	$572.1	$(114.9)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Six Months Ended June 30, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$39.9	$47.8	$(7.3)	$(40.5)	$39.9
Other comprehensive income (loss)
Equity in other comprehensive loss of subsidiaries	(96.5)	(70.0)	—	166.5	—
Unrealized foreign currency translation adjustment, net of tax	—	(27.4)	(68.5)	—	(95.9)
Realized loss on foreign currency transactions, net of tax	—	1.0	—		1.0
Pension and other benefit adjustments:
Net loss arising during the period, net of tax	—	—	(1.5)	—	(1.5)
Equity method investees’ cash flow hedge:
Unrealized net holding loss arising during the period, net of tax	—	0.2	—	—	0.2
Realized net loss reclassified to equity in earnings of non-consolidated entities, net of tax	—	(0.3)	—	—	(0.3)
Other comprehensive loss	(96.5)	(96.5)	(70.0)	166.5	(96.5)
Total comprehensive loss	$(56.6)	$(48.7)	$(77.3)	$126.0	$(56.6)

Condensed Consolidating Balance Sheet

As of June 30, 2019:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and cash equivalents	$0.3	$99.2	$91.0	$—	$190.5
Restricted cash	—	—	10.7	—	10.7
Receivables, net	—	156.2	77.9	(5.6)	228.5
Other current assets	—	115.5	44.8	—	160.3
Total current assets	0.3	370.9	224.4	(5.6)	590.0
Investment in equity of subsidiaries	668.4	1,201.7	—	(1,870.1)	—
Property, net	—	1,972.9	641.0	—	2,613.9
Operating right-of-use assets, net	—	3,482.0	1,316.9	—	4,798.9
Intangible assets, net	—	132.3	65.3	—	197.6
Intercompany advances	5,354.7	(4,326.1)	(1,028.6)	—	—
Goodwill	(2.1)	3,074.7	1,690.4	—	4,763.0
Deferred tax asset, net	—	—	31.1	—	31.1
Other long-term assets	58.2	334.7	127.5	—	520.4
Total assets	$6,079.5	$6,243.1	$3,068.0	$(1,875.7)	$13,514.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$318.2	$110.5	$(5.5)	$423.2
Accrued expenses and other liabilities	21.3	168.7	127.9	(0.1)	317.8
Deferred revenues and income	—	292.4	77.4	—	369.8
Current maturities of corporate borrowings	20.0	1.4	—	—	21.4
Current maturities of finance lease liabilities	—	5.6	5.3	—	10.9
Current maturities of operating lease liabilities	—	439.3	131.5	—	570.8
Total current liabilities	41.3	1,225.6	452.6	(5.6)	1,713.9
Corporate borrowings	4,713.1	—	—	—	4,713.1
Finance lease liabilities	—	22.5	86.9	—	109.4
Operating lease liabilities	—	3,607.1	1,244.9		4,852.0
Exhibitor services agreement	—	557.7	—	—	557.7
Deferred tax liability, net	—	26.2	25.5	—	51.7
Other long-term liabilities	—	135.6	56.4	—	192.0
Total liabilities	4,754.4	5,574.7	1,866.3	(5.6)	12,189.8
Stockholders’ equity	1,325.1	668.4	1,201.7	(1,870.1)	1,325.1
Total liabilities and stockholders’ equity	$6,079.5	$6,243.1	$3,068.0	$(1,875.7)	$13,514.9

Condensed Consolidating Balance Sheet

As of December 31, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and cash equivalents	$0.3	$177.8	$135.2	$—	$313.3
Restricted cash	—	—	10.7	—	10.7
Receivables, net	—	163.0	100.9	(4.4)	259.5
Other current assets	—	140.7	57.1	—	197.8
Total current assets	0.3	481.5	303.9	(4.4)	781.3
Investment in equity of subsidiaries	719.0	1,430.1	—	(2,149.1)	—
Property, net	—	2,152.3	887.3	—	3,039.6
Intangible assets, net	—	225.6	126.5	—	352.1
Intercompany advances	5,362.3	(4,512.3)	(850.0)	—	—
Goodwill	(2.1)	3,074.7	1,716.1	—	4,788.7
Deferred tax asset, net	—	—	28.6	—	28.6
Other long-term assets	59.8	316.2	129.5	—	505.5
Total assets	$6,139.3	$3,168.1	$2,341.9	$(2,153.5)	$9,495.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$327.2	$129.9	$(4.5)	$452.6
Accrued expenses and other liabilities	31.5	197.5	149.4	0.1	378.5
Deferred revenues and income	—	314.0	100.8	—	414.8
Current maturities of corporate borrowings	13.8	1.4	—	—	15.2
Current maturities of capital and financing lease obligations	—	38.6	28.4	—	67.0
Total current liabilities	45.3	878.7	408.5	(4.4)	1,328.1
Corporate borrowings	4,696.0	—	11.8	—	4,707.8
Capital and financing lease obligations	—	194.3	298.9	—	493.2
Exhibitor services agreement	—	564.0	—	—	564.0
Deferred tax liability, net	—	17.7	23.9	—	41.6
Other long-term liabilities	—	794.4	168.7	—	963.1
Total liabilities	4,741.3	2,449.1	911.8	(4.4)	8,097.8
Temporary equity	0.4	—	—	—	0.4
Stockholders’ equity	1,397.6	719.0	1,430.1	(2,149.1)	1,397.6
Total liabilities and stockholders’ equity	$6,139.3	$3,168.1	$2,341.9	$(2,153.5)	$9,495.8

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2019:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$238.9	$(135.9)	$50.6	$—	$153.6
Cash flows from investing activities:
Capital expenditures	—	(159.6)	(70.3)	—	(229.9)
Acquisition of theatre assets	—	(11.8)	—	—	(11.8)
Proceeds from disposition of long-term assets	—	6.0	15.3	—	21.3
Investments in non-consolidated entities, net	—	(0.1)	—	—	(0.1)
Other, net	—	(0.8)	—	—	(0.8)
Net cash used in investing activities	—	(166.3)	(55.0)	—	(221.3)
Cash flows from financing activities:
Proceeds from issuance of Term Loan due 2026	1,990.0	—	—	—	1,990.0
Payment of principal Senior Secured Notes due 2023	(230.0)	—	—	—	(230.0)
Payment of principal Senior Subordinated Notes due 2022	(375.0)	—	—	—	(375.0)
Call premiums paid for Senior Secured Notes due 2023 and Senior Subordinated Notes due 2022	(15.9)	—	—	—	(15.9)
Principal payments under Term Loans due 2022 and 2023	(1,338.5)	—	—	—	(1,338.5)
Repayments under Revolving Credit Facility	—	—	(12.0)	—	(12.0)
Scheduled principal payments under Term Loans	(11.9)	—	—	—	(11.9)
Principal payments under capital and financing lease obligations	—	(3.6)	(2.5)	—	(6.1)
Cash used to pay debt financing costs	(11.2)	—	—	—	(11.2)
Cash used to pay dividends	(42.6)	—	—	—	(42.6)
Taxes paid for restricted unit withholdings	(1.3)	—	—	—	(1.3)
Change in intercompany advances	(203.3)	227.7	(24.4)	—	—
Net cash provided by (used in) financing activities	(239.7)	224.1	(38.9)	—	(54.5)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	0.8	(0.4)	(1.0)	—	(0.6)
Net increase (decrease) in cash and cash equivalents and restricted cash	(0.0)	(78.5)	(44.3)	—	(122.8)
Cash and cash equivalents and restricted cash at beginning of period	0.3	177.7	146.0	—	324.0
Cash and cash equivalents and restricted cash at end of period	$0.3	$99.2	$101.7	$—	$201.2

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by operating activities	$10.7	$279.3	$7.1	$—	$297.1
Cash flows from investing activities:
Capital expenditures	—	(172.0)	(69.1)	—	(241.1)
Proceeds from sale leaseback transactions	—	50.1	—	—	50.1
Proceeds from disposition of NCM, Inc. shares	—	7.1	—	—	7.1
Proceeds from disposition of long-term assets	—	7.9	5.6	—	13.5
Investments in non-consolidated entities, net	—	(10.7)	—	—	(10.7)
Other, net	—	(1.1)	0.7	—	(0.4)
Net cash used in investing activities	—	(118.7)	(62.8)	—	(181.5)
Cash flows from financing activities:
Principal payments under Term Loan	(6.9)	—	—	—	(6.9)
Principal payments under capital and financing lease obligations	—	(20.1)	(15.8)	—	(35.9)
Cash used to pay deferred financing costs	(2.2)	—	—	—	(2.2)
Cash used to pay dividends	(51.4)	—	—	—	(51.4)
Taxes paid for restricted unit withholdings	(1.7)	—	—	—	(1.7)
Purchase of treasury stock	(19.8)	—	—	—	(19.8)
Change in intercompany advances	145.4	(120.1)	(25.3)	—	—
Net cash provided by (used in) financing activities	63.4	(140.2)	(41.1)	—	(117.9)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(14.7)	25.9	0.2	—	11.4
Net increase (decrease) in cash and cash equivalents and restricted cash	59.4	46.3	(96.6)	—	9.1
Cash and cash equivalents and restricted cash at beginning of period	1.1	95.9	221.3	—	318.3
Cash and cash equivalents and restricted cash at end of period	$60.5	$142.2	$124.7	$—	$327.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10–Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “forecast,” “estimate,” “project,” “intend,” “plan,” “expect,” “should,” “believe” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	risks relating to motion picture production and performance;

●	our lack of control over distributors of films;

●	intense competition in the geographic areas in which we operate;

●	increased use of alternative film delivery methods or other forms of entertainment;

●	shrinking exclusive theatrical release windows;

●	AMC Stubs® A-List may not meet anticipated revenue projections which could result in a negative impact upon operating results;

●	general and international economic, political, social and financial market conditions and other risks including the effects of the exit of the United Kingdom from the European Union;

●	risks and uncertainties relating to our significant indebtedness;

●	limitations on the availability of capital may prevent us from deploying strategic initiatives and continue our share repurchase program;

●	certain covenants in the agreements that govern our indebtedness may limit our ability to take advantage of certain business opportunities;

●	our ability to achieve expected synergies, benefits and performance from our strategic theatre acquisitions and strategic initiatives;

●	our ability to refinance our indebtedness on terms favorable to us;

●	optimizing our theatre circuit through new construction and the transformation of our existing theatres may be subject to delay and unanticipated costs;

●	failures, unavailability or security breaches of our information systems;

●	risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges;

●	our ability to utilize net operating loss carryforwards to reduce our future tax liability or valuation allowances taken with respect to deferred tax assets;

●	review by antitrust authorities in connection with acquisition opportunities;

●	risks relating to unexpected costs or unknown liabilities relating to recently completed acquisitions;

●	risks relating to the incurrence of legal liability, including costs associated with recently filed securities class action lawsuits;

●	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;

●	risks of poor financial results may prevent us from deploying strategic initiatives;

●	operating a business in international markets AMC is unfamiliar with, including acceptance by movie-goers of AMC initiatives that are new to those markets;

●	increased costs in order to comply or resulting from failure to comply with governmental regulation, including the General Data Protection Regulation (“GDPR”) and pending future domestic privacy laws and regulations; and

●	we may not generate sufficient cash flows or have sufficient restricted payment capacity under our Senior Secured Credit Facility or the indentures governing our debt securities to pay our intended dividends on our Class A and Class B common stock.

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

Our theatrical exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs® customer frequency membership program, rental of theatre auditoriums, income from gift card and exchange ticket sales, on-line ticketing fees and arcade games located in theatre lobbies. As of June 30, 2019, we owned, operated or had interests in 1,004 theatres and 11,036 screens.

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

AMC Movie Screens

During the six months ended June 30, 2019, we opened four new theatres with a total of 37 screens, permanently closed 104 screens, temporarily closed 236 screens and reopened 184 screens to install consumer experience upgrades.

As of June 30, 2019, we had 5,344 3D enabled screens, including 218 IMAX®, and 113 Premium Large Format (“PLF”) screens; approximately 49% of our screens were 3D enabled screens, including IMAX® 3D enabled screens, and approximately 2% of our screens were IMAX® 3D enabled screens. The following table identifies the upgrades to our theatre circuit during the periods indicated:

	Number of	Number of
	Screens As of	Screens As of
Format	June 30, 2019	December 31, 2018
Digital	11,036	11,091
3D enabled	5,344	5,411
IMAX® (3D enabled)	218	216
Dolby CinemaTM at AMC	138	127
Other PLF (3D enabled)	113	112
Dine-in theatres	413	437
Premium seating	3,476	3,279

Guest Amenities

We continually upgrade the quality of our theatre circuit through substantial renovations featuring our seating concepts, acquisitions, new builds (including expansions), expansion of food and beverage offerings (including dine-in theatres), and by disposing of older screens through closures and sales.

Recliner seating is the key feature of theatre renovations, which drive a 36% increase in attendance at these locations in their first year post renovation. These renovations, in conjunction with capital contributions from our landlords, involve stripping theatres to their basic structure in order to replace finishes throughout, upgrade the sight and sound experience, install modernized points of sale and replace traditional theatre seats with plush, electric recliners.

As of June 30, 2019, we now feature recliner seating in approximately 369 theatres, including Dine-in-Theatres, totaling approximately 3,476 screens. By the end of 2019, we expect to convert an additional 406 screens to recliner seating.

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

Our expanded menu includes enhanced food and beverage products to include made-to-order drinks and meals, customized coffee, healthy snacks, premium beers, wine and mixed drinks, flatbread pizzas, more varieties of hot dogs, four flavors of popcorn and other menu items. We currently operate 28 Dine-In Theatres that deliver chef-inspired menus with seat-side or delivery service to luxury recliners with tables.

AMC Stubs®

AMC Stubs® is a customer loyalty program for our U.S. markets which allows members to earn rewards, receive discounts and participate in exclusive members-only offerings and services. It features both a traditional paid tier called AMC Stubs PremiereTM and a non-paid tier called AMC Stubs InsiderTM. Both programs reward loyal guests for their patronage of AMC Theatres.

On June 26, 2018, we launched AMC Stubs® A-List, a new tier of our AMC Stubs® loyalty program. This program offers guests admission to the movies at AMC up to three times per week including multiple movies per day and repeat visits to already seen movies for $19.95 to $23.95 per month depending upon geographic market. AMC Stubs® A-List also includes premium offerings including IMAX®, Dolby Cinema™ at AMC, RealD Holdings Inc., Prime and BigD. AMC Stubs® A-List members can book tickets on-line in advance and select specific seats at AMC Theatres with reserved seating.

As of June 30, 2019, we had 20,875,000 member households in the AMC Stubs® program. AMC Stubs® members represented approximately 46% of AMC U.S. markets attendance during the three months ended June 30, 2019, driving an average 2.0x higher total gross revenue versus non-members. Our much larger database of identified movie-goers also provides us with additional insight into our customers’ movie preferences, and this enables us to have both a larger and a more targeted marketing effort to support our Hollywood studio partners.

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

Critical Accounting Policies and Estimates

Goodwill. We evaluate the goodwill recorded at our two reporting units (Domestic Theatres and International Theatres) for impairment annually as of the beginning of the fourth fiscal quarter or more frequently as specific events or circumstances dictate. Prior to calendar 2019 we evaluated our recorded goodwill for impairment at three reporting units (Domestic Theatres, Odeon Theatres and Nordic Theatres). Our market capitalization has been below carrying value since May 24, 2019.

A decline in our common stock price and the resulting impact on market capitalization is one of several events and circumstances we consider when determining if goodwill should be evaluated for impairment at an interim period.

The following table sets forth the historical closing prices per share of our Class A common stock for the calendar periods indicated:

Closing
Date	Price Per Share
July 31, 2017	$20.40
August 31, 2017	13.40
September 30, 2017	14.70
October 31, 2017	13.90
November 30, 2017	14.25
December 31, 2017	15.10
January 31, 2018	12.80
February 28, 2018	15.00
March 31, 2018	14.05
April 30, 2018	17.45
May 31, 2018	14.80
June 30, 2018	15.90
July 31, 2018	16.30
August 31, 2018	19.05
September 30, 2018	20.50
October 31, 2018	19.26
November 30, 2018	13.65
December 31, 2018	12.28
January 31, 2019	14.65
February 28, 2019	14.03
March 31, 2019	14.85
April 30, 2019	15.16
May 31, 2019	11.98
June 30, 2019	9.33
July 31, 2019	11.83
August 7, 2019	11.35

The recent decline in the trading price of our Class A common stock was not considered to be a sustained decline and therefore is not an event that would require us to evaluate goodwill for impairment as of June 30, 2019.

We have previously performed a quantitative analysis of the goodwill recorded in our 3 reporting units (Domestic Theatres, Odeon Theatres and Nordic Theatres) for impairment as of September 30, 2017 based on declines in the trading price of our Class A common stock and poor box office performance during 2017 and, most recently for our Odeon Theatres and Nordic Theatres reporting units as of October 1, 2018, based on declines in their operating results compared to the prior year and in advance of combining Odeon Theatres and Nordic Theatres reporting units into a single reporting unit International Theatres. We have not recorded any goodwill impairment to date as a result of these evaluations.

If the current market price of our common stock does not increase from current levels in the near future, or if other events or circumstances change that would more likely than not reduce the fair value of our reporting units below their respective carrying values, all or a portion of our goodwill may be impaired in future periods. Examples of such adverse events or circumstances that could change include (i) an adverse change in macroeconomic conditions; (ii) increased cost factors that have a negative effect on our earnings and cash flows; (iii) negative or overall declining financial performance compared with our actual and projected results of relevant prior periods; and (iv) a sustained decrease in our share price. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

Leases. We adopted ASC Topic 842 effective January 1, 2019 and as a result our lease accounting policy has been modified as discussed in Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1. Lessees are required to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability is equal to the present value of lease payments. The asset is based on the liability, subject to certain adjustments, such as for lease incentives. For financial presentation purposes, a dual model was retained, requiring leases to be classified as either operating or finance leases. Operating leases result in straight-line expense (similar to operating leases under the prior accounting standard) while finance leases result in a front-loaded expense pattern (similar to capital leases under the prior accounting standard). We used our incremental borrowing rate to calculate the present value of our future operating lease payments, which was determined using a portfolio approach based on the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term.

Dividends. The following is a summary of dividends and dividend equivalents declared to stockholders:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
May 3, 2019	June 10, 2019	June 24, 2019	$0.20	$21.3
February 15, 2019	March 11, 2019	March 25, 2019	0.20	21.3
November 1, 2018	December 10, 2018	December 26, 2018	0.20	21.2
September 14, 2018	September 25, 2018	September 28, 2018	1.55	162.9
July 24, 2018	September 10, 2018	September 24, 2018	0.20	25.8
May 3, 2018	June 11, 2018	June 25, 2018	0.20	26.0
February 28, 2018	March 12, 2018	March 26, 2018	0.20	26.0

During the six months ended June 30, 2019 and June 30, 2018, we paid dividends and dividend equivalents of $42.6 million and $51.4 million, respectively. As of June 30, 2019, we accrued $3.8 million for the remaining unpaid dividends.

On August 2, 2019, we declared a cash dividend in the amount of $0.20 per share on our Class A and Class B common stock, payable on September 23, 2019 to stockholders of record on September 9, 2019.

Stock Repurchases. On August 3, 2017, we announced that our Board of Directors had approved a $100.0 million share repurchase program to repurchase our Class A common stock over a two-year period.

Repurchases may be made at management's discretion from time to time through open-market transactions including block purchases, through privately negotiated transactions, or otherwise over the next two years in accordance with all applicable securities laws and regulations. The extent to which AMC repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements, and other corporate considerations, as determined by AMC’s management team. Repurchases may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when our management might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate us to repurchase any minimum dollar amount or number of shares and may be suspended for periods or discontinued at any time. As of June 30, 2019, we had $44.3 million remaining available for repurchases under this plan. This program expired on August 2, 2019, we repurchased 3,695,856 shares for approximately $55.7 million and an average price of $14.87 per share.

AMC Shares Repurchased from Wanda. On September 14, 2018, we issued $600.0 million of Convertible Notes due 2024. Using proceeds from the Convertible Notes, we repurchased 24,057,143 shares at a price of $17.50 per share or $421.0 million and associated legal fees of $2.6 million. As of June 30, 2019, Wanda owns 49.85% of AMC through its 51,769,784 shares of Class B common stock. With the 3 to 1 voting rights of Class B common shares, Wanda retains voting control of AMC.

Operating Results

The following table sets forth our consolidated revenues, operating costs and expenses.

	Three Months Ended			Six Months Ended
(In millions)	June 30, 2019	June 30, 2018	% Change	June 30, 2019	June 30, 2018	% Change
Revenues
Admissions	$895.5	$896.3	(0.1)%	$1,627.0	$1,771.3	(8.1)%
Food and beverage	492.5	445.8	10.5%	861.3	851.6	1.1%
Other theatre	118.1	100.4	17.6%	218.2	203.2	7.4%
Total revenues	$1,506.1	$1,442.5	4.4%	$2,706.5	$2,826.1	(4.2)%
Operating Costs and Expenses
Film exhibition costs	$482.5	$471.4	2.4%	$847.8	$897.9	(5.6)%
Food and beverage costs	76.4	72.2	5.8%	137.9	138.4	(0.4)%
Operating expense, excluding depreciation and amortization below	437.4	424.5	3.0%	840.2	836.4	0.5%
Rent	245.9	199.7	23.1%	487.9	389.4	25.3%
General and administrative:
Merger, acquisition and transaction costs	3.2	4.3	(25.6)%	6.5	9.0	(27.8)%
Other, excluding depreciation and amortization below	43.2	43.0	0.5%	89.4	87.2	2.5%
Depreciation and amortization	112.0	137.7	(18.7)%	225.0	268.2	(16.1)%
Operating costs and expenses	1,400.6	1,352.8	3.5%	2,634.7	2,626.5	0.3%
Operating income	105.5	89.7	17.6%	71.8	199.6	(64.0)%
Other expense (income):
Other expense (income)	(23.4)	2.2	* %	6.4	3.4	88.2%
Interest expense:
Corporate borrowings	74.2	62.2	19.3%	145.5	123.9	17.4%
Capital and financing lease obligations	2.1	9.8	(78.6)%	4.2	20.1	(79.1)%
Non-cash NCM exhibitor service agreement	10.1	10.4	(2.9)%	20.3	20.9	(2.9)%
Equity in earnings of non-consolidated entities (1)	(10.2)	(13.0)	(21.5)%	(16.7)	(4.0)	* %
Investment income	(2.1)	(1.5)	40.0%	(18.2)	(6.7)	* %
Total other expense	50.7	70.1	(27.7)%	141.5	157.6	(10.2)%
Earnings (loss) before income taxes	54.8	19.6	* %	(69.7)	42.0	* %
Income tax provision (benefit)	5.4	(2.6)	* %	11.1	2.1	* %
Net earnings (loss)	$49.4	$22.2	* %	$(80.8)	$39.9	* %

*     Percentage change in excess of 100%

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Operating Data:
Screen additions	16	17	37	40
Screen acquisitions	64	9	64	31
Screen dispositions	36	44	104	134
Construction openings (closures), net	(3)	(65)	(52)	(118)
Average screens (1)	10,675	10,684	10,679	10,737
Number of screens operated	11,036	10,988	11,036	10,988
Number of theatres operated	1,004	1,005	1,004	1,005
Screens per theatre	11.0	10.9	11.0	10.9
Attendance (in thousands) (1)	96,955	91,245	176,780	182,177
(1)	Includes consolidated theatres only and excludes screens offline due to construction.

Segment Operating Results

The following table sets forth our revenues, operating costs and expenses by reportable segment.

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
(In millions)	2019	2018	2019	2018	2019	2018
Revenues
Admissions	$680.7	$694.2	$214.8	$202.1	$895.5	$896.3
Food and beverage	401.1	369.3	91.4	76.5	492.5	445.8
Other theatre	79.4	65.8	38.7	34.6	118.1	100.4
Total revenues	1,161.2	1,129.3	344.9	313.2	1,506.1	1,442.5
Operating Costs and Expenses
Film exhibition costs	390.2	391.4	92.3	80.0	482.5	471.4
Food and beverage costs	56.1	54.3	20.3	17.9	76.4	72.2
Operating expense	320.9	300.6	116.5	123.9	437.4	424.5
Rent	179.6	145.5	66.3	54.2	245.9	199.7
General and administrative expense:
Merger, acquisition and transaction costs	2.4	2.2	0.8	2.1	3.2	4.3
Other	24.9	26.5	18.3	16.5	43.2	43.0
Depreciation and amortization	84.2	97.2	27.8	40.5	112.0	137.7
Operating costs and expenses	1,058.3	1,017.7	342.3	335.1	1,400.6	1,352.8
Operating income (loss)	102.9	111.6	2.6	(21.9)	105.5	89.7
Other expense (income):
Other expense (income)	(23.2)	1.7	(0.2)	0.5	(23.4)	2.2
Interest expense:
Corporate borrowings	73.5	61.3	0.7	0.9	74.2	62.2
Capital and financing lease obligations	0.6	4.4	1.5	5.4	2.1	9.8
Non-cash NCM exhibitor service agreement	10.1	10.4	—	—	10.1	10.4
Equity in (earnings) loss of non-consolidated entities	(9.9)	(13.9)	(0.3)	0.9	(10.2)	(13.0)
Investment (income) expense	(0.2)	(1.6)	(1.9)	0.1	(2.1)	(1.5)
Total other expense	50.9	62.3	(0.2)	7.8	50.7	70.1
Earnings (loss) before income taxes	52.0	49.3	2.8	(29.7)	54.8	19.6
Income tax provision (benefit)	5.8	1.4	(0.4)	(4.0)	5.4	(2.6)
Net earnings (loss)	$46.2	$47.9	$3.2	$(25.7)	$49.4	$22.2

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2019	2018	2019	2018	2019	2018
Segment Operating Data:
Screen additions	—	17	16	—	16	17
Screen acquisitions	64	9	—	—	64	9
Screen dispositions	28	44	8	—	36	44
Construction openings (closures), net	(6)	(38)	3	(27)	(3)	(65)
Average screens (1)	8,006	8,010	2,669	2,674	10,675	10,684
Number of screens operated	8,107	8,080	2,929	2,908	11,036	10,988
Number of theatres operated	639	639	365	366	1,004	1,005
Screens per theatre	12.7	12.6	8.0	7.9	11.0	10.9
Attendance (in thousands) (1)	71,900	69,751	25,055	21,494	96,955	91,245
(1)	Includes consolidated theatres only and excludes screens offline due to construction.

	U.S. Markets		International Markets		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
(In millions)	2019	2018	2019	2018	2019	2018
Revenues
Admissions	$1,196.1	$1,298.9	$430.9	$472.4	$1,627.0	$1,771.3
Food and beverage	688.7	680.8	172.6	170.8	861.3	851.6
Other theatre	143.6	131.7	74.6	71.5	218.2	203.2
Total revenues	2,028.4	2,111.4	678.1	714.7	2,706.5	2,826.1
Operating Costs and Expenses
Film exhibition costs	667.5	707.6	180.3	190.3	847.8	897.9
Food and beverage costs	99.0	98.6	38.9	39.8	137.9	138.4
Operating expense	606.5	582.5	233.7	253.9	840.2	836.4
Rent	356.2	278.7	131.7	110.7	487.9	389.4
General and administrative expense:
Merger, acquisition and transaction costs	3.5	6.2	3.0	2.8	6.5	9.0
Other	52.5	52.9	36.9	34.3	89.4	87.2
Depreciation and amortization	167.9	191.3	57.1	76.9	225.0	268.2
Operating costs and expenses	1,953.1	1,917.8	681.6	708.7	2,634.7	2,626.5
Operating income (loss)	75.3	193.6	(3.5)	6.0	71.8	199.6
Other expense (income):
Other expense	6.1	1.5	0.3	1.9	6.4	3.4
Interest expense:
Corporate borrowings	144.1	122.0	1.4	1.9	145.5	123.9
Capital and financing lease obligations	1.4	9.0	2.8	11.1	4.2	20.1
Non-cash NCM exhibitor service agreement	20.3	20.9	—	—	20.3	20.9
Equity in earnings of non-consolidated entities (1)	(16.0)	(3.6)	(0.7)	(0.4)	(16.7)	(4.0)
Investment income	(5.3)	(6.7)	(12.9)	—	(18.2)	(6.7)
Total other expense (income)	150.6	143.1	(9.1)	14.5	141.5	157.6
Earnings (loss) before income taxes	(75.3)	50.5	5.6	(8.5)	(69.7)	42.0
Income tax provision (benefit)	9.3	2.5	1.8	(0.4)	11.1	2.1
Net earnings (loss)	$(84.6)	$48.0	$3.8	$(8.1)	$(80.8)	$39.9

	U.S. Markets		International Markets		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2019	2018	2019	2018	2019	2018
Segment Operating Data:
Screen additions	21	26	16	14	37	40
Screen acquisitions	64	23	—	8	64	31
Screen dispositions	51	125	53	9	104	134
Construction openings (closures), net	(41)	(68)	(11)	(50)	(52)	(118)
Average screens (1)	8,003	8,053	2,676	2,684	10,679	10,737
Number of screens operated	8,107	8,080	2,929	2,908	11,036	10,988
Number of theatres operated	639	639	365	366	1,004	1,005
Screens per theatre	12.7	12.6	8.0	7.9	11.0	10.9
Attendance (in thousands) (1)	126,879	131,607	49,901	50,570	176,780	182,177
(1)	Includes consolidated theatres only and excludes screens offline due to construction.

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

Adjusted EBITDA decreased by $7.2 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Adjusted EBITDA in U.S. markets decreased by $20.1 million primarily due to the modification of a lease in the prior year that reduced rent expense in 2018 by $10.8 million and increased rent due to the new lease standard ASC 842 that reduced Adjusted EBITDA by approximately $12.8 million. Adjusted EBITDA in international markets increased $12.9 million primarily due to increases in attendance, partially offset by increased rent due to the new lease standard ASC 842 that reduced Adjusted EBITDA by approximately $9.9 million, and a decrease in foreign currency translation rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

Adjusted EBITDA decreased by $176.9 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Adjusted EBITDA in U.S. markets decreased by $151.0 million primarily due to decreases in attendance, the modification of a lease in the prior year that reduced rent expense in 2018 by $35.0 million and increased rent due to the new lease standard ASC 842 that reduced Adjusted EBITDA by approximately $25.6 million. Adjusted EBITDA in international markets decreased $25.9 million primarily due to increased rent due to the new lease standard ASC 842 that reduced Adjusted EBITDA by approximately $19.8 million, decreases in attendance and a decrease in foreign currency translation rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

The following tables set forth our Adjusted EBITDA by reportable operating segment and our reconciliation of Adjusted EBITDA:

	Three Months Ended		Six Months Ended
Adjusted EBITDA (In millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
U.S. markets (1)	$202.1	$222.2	$279.5	$430.5
International markets	35.5	22.6	66.3	92.2
Total Adjusted EBITDA	$237.6	$244.8	$345.8	$522.7
(1)	Distributions from NCM are reported entirely within the U.S. markets segment.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net earnings (loss)	$49.4	$22.2	$(80.8)	$39.9
Plus:
Income tax provision (benefit)	5.4	(2.6)	11.1	2.1
Interest expense	86.4	82.4	170.0	164.9
Depreciation and amortization	112.0	137.7	225.0	268.2
Certain operating expenses (1)	2.3	5.7	4.8	9.4
Equity in earnings of non-consolidated entities (2)	(10.2)	(13.0)	(16.7)	(4.0)
Cash distributions from non-consolidated entities (3)	1.8	3.5	12.3	27.8
Attributable EBITDA (4)	2.0	(0.4)	2.9	1.6
Investment income	(2.1)	(1.5)	(18.2)	(6.7)
Other expense (income) (5)	(23.8)	2.5	6.1	3.7
Non-cash rent - purchase accounting (6)	5.8	—	13.4	—
General and administrative — unallocated:
Merger, acquisition and transaction costs (7)	3.2	4.3	6.5	9.0
Stock-based compensation expense (8)	5.4	4.0	9.4	6.8
Adjusted EBITDA	$237.6	$244.8	$345.8	$522.7
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

(2)	During the three months ended June 30, 2019, we recorded $9.0 million in earnings from DCIP. During the six months ended June 30, 2019, we recorded $14.6 million in earnings from DCIP. During the six months ended June 30, 2018, equity in earnings of non-consolidated entities includes a lower of carrying value impairment loss on the held-for-sale portion of NCM of $16.0 million. The impairment charges reflect recording our held-for-sale units and other-than-temporary impaired shares at the publicly quoted per share price on March 31, 2018 of $5.19. Equity in earnings of non-consolidated entities also includes the surrender (disposition) of a portion of our investment in NCM of $1.1 million during the six months ended June 30, 2018.

(3)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. We believe including cash distributions is an appropriate reflection of the contribution of these investments to our operations.

(4)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain international markets. See below for a reconciliation of our equity (earnings) loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where we hold a significant market share, we believe attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. We also provide services to these theatre operators including information technology systems, certain on-screen advertising services and our gift card and package ticket program.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Equity in earnings of non-consolidated entities	$(10.2)	$(13.0)	$(16.7)	$(4.0)
Less:
Equity in earnings of non-consolidated entities excluding International theatre JV's	(9.8)	(13.9)	(15.8)	(3.6)
Equity in earnings (loss) of International theatre JV's	0.4	(0.9)	0.9	0.4
Income tax provision	0.1	—	0.1	—
Investment income	(0.3)	—	(0.5)	—
Interest expense	0.1	—	0.1	—
Depreciation and amortization	1.7	0.5	2.3	1.2
Attributable EBITDA	$2.0	$(0.4)	$2.9	$1.6

(5)	Other income for the three months ended June 30, 2019 includes income of $33.9 million due to the decrease in fair value of our derivative liability for the Convertible Notes due 2024, income of $7.1 million as a result of an increase in fair value of its derivative asset, and expense of $16.6 million of fees related to modifications of term loans. Other expense for the six months ended June 30, 2019 includes income of $20.6 million due to the decrease in fair value of our derivative liability for the Convertible Notes due 2024, an expense of $8.0 million as a result of a decrease in fair value of its derivative asset, an expense of $16.6 million of fees related to modifications of term loans, and $1.0 million loss on GBP forward contract.

(6)	Reflects amortization of certain intangible assets reclassified from depreciation and amortization to rent expense, due to the adoption of ASC 842.

(7)	Merger, acquisition and transition costs are excluded as they are non-operating in nature.

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

Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. For example, Adjusted EBITDA:

●	does not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments;

●	does not reflect changes in, or cash requirements for, our working capital needs;

●	does not reflect the significant interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt;

●	excludes income tax payments that represent a reduction in cash available to us;

●	does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; and

●	does not reflect the impact of divestitures that were required in connection with recently completed acquisitions.

Results of Operations— For the Three Months Ended June 30, 2019 and June 30, 2018

Condensed Consolidated Results of Operations

Revenues. Total revenues increased 4.4%, or $63.6 million, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Admissions revenues decreased 0.1%, or $0.8 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due a 5.9% decrease in average ticket price offset by a 6.2% increase in attendance. The decrease in average ticket price was primarily due to strategic pricing initiatives put in place over the last year; decreases in the popularity of IMAX premium content, and declines in foreign currency translation rates. The increase in attendance was primarily due to strategic pricing initiatives in the U.S. markets and the popularity of films in International markets.

Food and beverage revenues increased 10.5%, or $46.7 million, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to increase in attendance and a 4.0% increase in food and beverage revenues per patron. Food and beverage revenues per patron increased as a result of strategic price increases, our food and beverage initiatives including theatre renovations, and our Feature Fare menu, partially offset by declines in foreign currency translation rates.

Total other theatre revenues increased 17.6%, or $17.7 million, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to the increase in ticket fees, partially offset by declines in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased 3.5%, or $47.8 million, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Film exhibition costs increased 2.4%, or $11.1 million, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to the increase in attendance. As a percentage of admissions revenues, film exhibition costs were 53.9% for the three months ended June 30, 2019 and 52.6% for the three months ended June 30, 2018.

Food and beverage costs increased 5.8%, or $4.2 million, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 15.5% for the three months ended June 30, 2019 and 16.2% for the three months ended June 30, 2018. Food and beverage gross profit per patron increased 4.8% and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 29.0% for the three months ended June 30, 2019 and

29.4% for the three months ended June 30, 2018. Rent expense increased 23.1%, or $46.2 million, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to a prior year modification of a theatre lease which reduced rent by $10.8 million in 2018 and the adoption of ASC 842 for lease accounting where approximately $20.9 million of principal and interest payments were reclassified as rent expense during the three months ended June 30, 2019 related to build-to-suit financing lease obligations, $1.8 million of deferred gain amortization for sale leaseback transactions that previously reduced rent expense was eliminated and $7.7 million of non-cash expense from purchase accounting was recorded as rent expense, which was previously classified as depreciation and amortization expense. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

Merger, acquisition and transaction costs. Merger, acquisition and transaction costs were $3.2 million during the three months ended June 30, 2019 compared to $4.3 million during the three months ended June 30, 2018, primarily due to expenses incurred in connection with the Nordic acquisition in the prior year.

Other. Other general and administrative expense increased $0.2 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Depreciation and amortization. Depreciation and amortization decreased $25.7 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to the adoption of ASC 842 where the financing lease building and related depreciation were eliminated. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

Other Expense (Income):

Other expense (income). Other income of $23.4 million during the three months ended June 30, 2019 is primarily due to an increase in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $7.1 million and a decrease of $33.9 million in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2024 which resulted in a gain of $41.0 million, partially offset by $16.6 million of expense related to the repayment of indebtedness (See Note 6 – Corporate Borrowings for additional information). During the three months ended June 30, 2018, other expense included $0.1 million financing related foreign currency transaction losses, $0.7 million loss on forward foreign currency contracts, and $0.4 million net periodic benefit cost.

Interest expense. Interest expense increased $4.0 million to $86.4 million for the three months ended June 30, 2019 compared to $82.4 million during the three months ended June 30, 2018. The increase is primarily due to the issuance of our 2.95% $600.0 million Convertible Notes due 2024 on September 14, 2018 and our Senior Secured Credit Facility-Term Loan due 2026, partially offset by the reclassification to rent expense of $6.9 million of financing lease obligation interest as a result of the adoption of ASC 842. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

Equity in earnings of non-consolidated entities. Equity in earnings of non-consolidated entities were $10.2 million for the three months ended June 30, 2019 compared to $13.0 million for the three months ended June 30, 2018.

Investment income. Investment income was $2.1 million for the three months ended June 30, 2019 compared to $1.5 million for the three months ended June 30, 2018. Investment income includes a gain on the sale of our Austria theatres of $1.9 million for the three months ended June 30, 2019. Investment income for the three months ended June 30, 2018 includes a $1.5 million gain on the sale of a joint venture managed theatre.

Income tax provision (benefit). The income tax provision was $5.4 million for the three months ended June 30, 2019 and the income tax benefit was $2.6 million for the three months ended June 30, 2018. See Note 8—Income Taxes of the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings. Net earnings were $49.4 million and $22.2 million during the three months ended June 30, 2019 and June 30, 2018, respectively. Net earnings during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 were positively impacted by higher food and beverage revenue and higher other theatre revenue, increased other income; gains related to our derivative asset and liability, decreases in depreciation and amortization expense, offset by higher income tax provision, lower average ticket prices which negatively impacted admissions revenue, higher rent expense, and a decline in foreign currency translation rates.

Theatrical Exhibition–U.S. Markets

Revenues. Total revenues increased 2.8%, or $31.9 million, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Admissions revenues decreased 1.9%, or $13.5 million, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to a 4.9% decrease in average ticket price partially offset by a 3.1% increase in attendance. The decrease in average ticket price was primarily due to strategic pricing initiatives and decreases in premium format attendance for IMAX. Attendance increased primarily due to the popularity of films released in the quarter as compared to the same period a year ago.

Food and beverage revenues increased 8.6%, or $31.8 million, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to the increase in attendance, and an increase in food and beverage revenues per patron of 5.4%. Food and beverage revenues per patron increased as a result of strategic price increases and our food and beverage initiatives including our Feature Fare menu and theatre renovations.

Total other theatre revenues increased 20.7%, or $13.6 million, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to an increase in ticket fees of $10.3 million primarily due to the increase in attendance.

Operating costs and expenses. Operating costs and expenses increased 4.0%, or $40.6 million, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Film exhibition costs decreased 0.3%, or $1.2 million, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 57.3% and 56.4% for the three months ended June 30, 2019 and June 30, 2018, respectively.

Food and beverage costs increased 3.3%, or $1.8 million, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. As a percentage of food and beverage revenues, food and beverage costs were 14.0% for the three months ended June 30, 2019 and 14.7% for the three months ended June 30, 2018. Food and beverage gross profit per patron increased 6.3% and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 27.6% for the three months ended June 30, 2019 and 26.6% during the three months ended June 30, 2018. Rent expense increased 23.4%, or $34.1 million, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Rent expense increased due to a prior year modification of a theatre lease which reduced rent expense by $10.8 million and the adoption of ASC 842 for lease accounting that caused increases in cash rent expense for build-to-suit financing lease obligations of $11.0 million, non-cash rent expense – purchase accounting included in rent expense of $4.6 million and the elimination of $1.8 million of deferred gain amortization. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

General and Administrative Expense:

Merger, acquisition and transaction costs. Merger, acquisition and transaction costs were $2.4 million during the three months ended June 30, 2019 compared to $2.2 million during the three months ended June 30, 2018, primarily due to increases in expenses incurred in connection with the acquisition of other theatre assets in the current year.

Other. Other general and administrative expense decreased $1.6 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Depreciation and amortization. Depreciation and amortization decreased $13.0 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to the adoption of ASC 842 where the financing lease buildings and related depreciation were eliminated. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

Other Expense (Income):

Other expense (income). Other income of $23.2 million during the three months ended June 30, 2019 is primarily due to an increase in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $7.1 million and decrease of $33.9 million in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2024 which resulted in income of $41.0 million, partially offset by $16.6 million expense related to the repayment of indebtedness (See Note 6 – Corporate Borrowings for additional information). Other expense of $1.7 million during the three months ended June 30, 2018 is primarily due to loss on foreign currency transactions of $1.8 million, and net periodic benefit cost of $0.2 million, partially offset by $0.3 million in business interruption recoveries.

Interest expense. Interest expense increased $8.1 million to $84.2 million for the three months ended June 30, 2019 compared to $76.1 million for the three months ended June 30, 2018 primarily due to the interest expense related to our 2.95% $600.0 million Convertible Notes due 2024 issued on September 14, 2018 and our Senior Secured Credit Facility-Term Loan due 2026 issued on April 22, 2019 (See Note 6 – Corporate Borrowings), partially offset by the reclassification to rent expense of $3.3 million of financing lease obligation interest as a result of the adoption of ASC 842. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

Equity in earnings of non-consolidated entities. Equity in earnings of non-consolidated entities were $9.9 million for the three months ended June 30, 2019 compared to $13.9 million for the three months ended June 30, 2018. Equity in earnings for the three months ended June 30, 2018 included a $2.3 million gain on the sale of NCM, Inc. common shares.

Investment income. Investment income was $0.2 million for the three months ended June 30, 2019 compared to $1.6 million for the three months ended June 30, 2018. Investment income for the three months ended June 30, 2018 includes a $1.5 million gain on the sale of a joint venture managed theatre.

Income tax provision. The income tax provision was $5.8 million and $1.4 million for the three months ended June 30, 2019 and June 30, 2018, respectively. See Note 8—Income Taxes of the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings. Net earnings were $46.2 million and $47.9 million during the three months ended June 30, 2019 and June 30, 2018, respectively. Net earnings during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 were decreased due to lower admissions revenue, higher rent expense, lower equity in earnings from non-consolidated entities and an increase in income tax provision, and partially offset by higher food and beverage revenues, increased other theatre revenues, decreases in depreciation and amortization expense, an increase in other income related to our derivative asset and liability.

Theatrical Exhibition - International Markets

Revenues. Total revenues increased 10.1%, or $31.7 million, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Admissions revenues increased 6.3%, or $12.7 million, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to an overall increase in attendance of 16.6%, partially offset by an 8.8% decline in average ticket price including declines in foreign currency translation rates. The increase in attendance was primarily due to the popularity of films released in the quarter as compared to the same period a year ago.

Food and beverage revenues increased 19.5%, or $14.9 million, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to the overall increase in attendance and a 2.5% increase in food and beverage revenues per patron, partially offset by a decline in foreign currency translation rates.

Total other theatre revenues increased $4.1 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to increased screen advertising revenue, partially offset by a decline in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased $7.2 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Film exhibition costs increased $12.3 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 43.0% for the three months ended June 30, 2019 and 39.6% for the three months ended June 30, 2018 primarily due to the popularity of films released during the current period which typically results in higher film rent terms.

Food and beverage costs increased $2.4 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 22.2% for the three months ended June 30, 2019 and 23.4% for the three months ended June 30, 2018.

As a percentage of revenues, operating expense was 33.8% for the three months ended June 30, 2019 and 39.6% during the three months ended June 30, 2018. Rent expense increased $12.1 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to the adoption of ASC 842 for lease accounting where approximately $9.9 million of prior year principal and interest payments were reclassified as rent expense during the three months ended June 30, 2019 related to build-to-suit financing lease obligations and $3.1 million of non-cash rent expense - purchase accounting was recorded as rent expense, offset by a decline in foreign currency translation rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

General and Administrative Expense:

Merger, acquisition and transaction costs. Merger, acquisition and transaction costs decreased $1.3 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Other. Other general and administrative expense increased $1.6 million, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Depreciation and amortization. Depreciation and amortization decreased $12.7 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to the adoption of ASC 842 where the financing lease buildings and depreciation were eliminated and a decline in foreign currency translation rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

Interest expense. Interest expense decreased $4.1 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to the adoption of ASC 842 which reclassified build-to-suit finance lease obligation interest expense to rent and a decline in foreign currency translation rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

Income tax benefit. The income tax benefit was $0.4 million and $4.0 million for the three months ended June 30, 2019 and June 30, 2018, respectively. See Note 8—Income Taxes of the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings (loss). Net earnings increased $28.9 million during the three months ended June 30, 2019 as a result of higher attendance and the related increase in revenues, lower operating expenses, depreciation and amortization and interest expense, partially offset by a decline in foreign currency translation rates.

Results of Operations— For the Six Months Ended June 30, 2019 and June 30, 2018

Condensed Consolidated Results of Operations

Revenues. Total revenues decreased 4.2%, or $119.6 million, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Admissions revenues decreased 8.1%, or $144.3 million, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due a 5.3% decrease in average ticket price and a 3.0% decrease in attendance. The decrease in average ticket price was primarily due to strategic pricing initiatives put in place over the last year; decreases in the popularity of 3D and IMAX premium content, and declines in foreign currency translation rates. The decrease in attendance was primarily due to the popularity of films (for U.S. markets and International markets) released in the first quarter as compared to the same period a year ago as well as temporary screen closures for theatre refurbishments.

Food and beverage revenues increased 1.1%, or $9.7 million, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to a 4.2% increase in food and beverage revenues per patron, partially offset by the decrease in attendance. Food and beverage revenues per patron increased as a result of strategic price increases, our food and beverage initiatives including theatre renovations, and our Feature Fare menu, partially offset by declines in foreign currency translation rates.

Total other theatre revenues increased 7.4%, or $15.0 million, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to increases in ticket fees, partially offset by declines in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased 0.3%, or $8.2 million, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Film exhibition costs decreased 5.6%, or $50.1 million, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 52.1% for the six months ended June 30, 2019 and 50.7% for the six months ended June 30, 2018.

Food and beverage costs decreased 0.4%, or $0.5 million, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease in food and beverage costs was primarily due to declines in foreign currency translation rates. As a percentage of food and beverage revenues, food and beverage costs were 16.0% for the six months ended June 30, 2019 and 16.3% for the six months ended June 30, 2018. Food and beverage gross profit per patron increased 4.5% and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 31.0% for the six months ended June 30, 2019 and 29.6% for the six months ended June 30, 2018. Rent expense increased 25.3%, or $98.5 million, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to a prior year modification of a theatre lease which reduced rent by $35.0 million in 2018 and the adoption of ASC 842 for lease accounting where approximately $41.8 million of principal and interest payments were reclassified as rent expense during the six months ended June 30, 2019 related to build-to-suit financing lease obligations, $3.6 million of deferred gain amortization for sale leaseback transactions that previously reduced rent expense was eliminated and $15.4 million of non-cash expense from purchase accounting was recorded as rent expense, which was previously classified as depreciation and amortization expense. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

Merger, acquisition and transaction costs. Merger, acquisition and transaction costs were $6.5 million during the six months ended June 30, 2019 compared to $9.0 million during the six months ended June 30, 2018, primarily due to expenses incurred in connection with the Nordic acquisition in the prior year.

Other. Other general and administrative expense increased $2.2 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Depreciation and amortization. Depreciation and amortization decreased $43.2 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to the adoption of ASC 842 for lease accounting where the financing lease building and related depreciation were eliminated. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

Other Expense (Income):

Other expense. Other expense of $6.4 million during the six months ended June 30, 2019 is primarily due to a $16.6 million expense related to the repayment of indebtedness (See Note 6 – Corporate Borrowings for additional information), the decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $8.0 million, $1.0 million loss on forward currency contracts, offset by a decrease in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2024 of $20.6 million. During the six months ended June 30, 2018, other expense of $3.4 million included $1.0 million financing related foreign currency transaction losses, and $0.4 million forward foreign currency contract losses.

Interest expense. Interest expense increased $5.1 million to $170.0 million for the six months ended June 30, 2019 compared to $164.9 million during the six months ended June 30, 2018. The increase is primarily due to the issuance of our 2.95% $600.0 million Convertible Notes due 2024 on September 14, 2018 and our Senior Secured Credit Facility-Term Loan due 2026 (See Note 6 – Corporate Borrowings for additional information), partially offset by the reclassification to rent expense of $13.8 million of financing lease obligation interest as a result of the adoption of ASC 842. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

Equity in earnings of non-consolidated entities. Equity in earnings of non-consolidated entities were $16.7 million for the six months ended June 30, 2019 compared to $4.0 million for the six months ended June 30, 2018. The earnings for the six months ended June 30, 2018 includes a $2.3 million gain on the sale of NCM, Inc. common shares, partially offset by a $16.0 million lower of carrying value or fair value impairment loss on 9,492,820 NCM units and 1,000,000 NCM, Inc. common shares held-for-sale and a $1.1 million loss on the return of 915,150 NCM units as a part of the annual common unit adjustment under the NCM ESA.

Investment income. Investment income was $18.2 million for the six months ended June 30, 2019 compared to $6.7 million for the six months ended June 30, 2018. Investment income includes a gain on the sale of our Austria theatres of $12.9 million for the six months ended June 30, 2019 and includes payments received related to the NCM tax receivable agreement of $4.0 million and $5.4 million for the six months ended June 30, 2019 and June 30, 2018, respectively. Investment income for the six months ended June 30, 2018 includes a $1.5 million gain on the sale of a joint venture managed theatre.

Income tax provision. The income tax provision was $11.1 million and $2.1 million for the six months ended June 30, 2019 and June 30, 2018, respectively. See Note 8—Income Taxes of the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings (loss). Net loss was $80.8 million and net earnings were $39.9 million during the six months ended June 30, 2019 and June 30, 2018, respectively. Net loss during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was impacted by lower attendance which negatively impacted admissions revenue, higher rent expense, increased other expense related to our repayment of indebtedness, increased income tax provision, and a decline in foreign currency translation rates, offset by decreases in depreciation and amortization expense and increased equity in earnings from non-consolidated entities and increased investment income.

Theatrical Exhibition–U.S. Markets

Revenues. Total revenues decreased 3.9%, or $83.0 million, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Admissions revenues decreased 7.9%, or $102.8 million, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to a 4.5% decrease in average ticket price and a 3.6% decrease in attendance. The decrease in average ticket price was primarily due to strategic pricing initiatives and decreases in premium format attendance for 3D and IMAX. The decrease in attendance was primarily due to the popularity of films released in the first quarter as compared to the same period a year ago as well as temporary screen closures for theatre refurbishments.

Food and beverage revenues increased 1.2%, or $7.9 million, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to the increase in food and beverage revenues per patron of 4.9%, partially offset by the decrease in attendance. Food and beverage revenues per patron increased as a result of strategic price increases and our food and beverage initiatives including our Feature Fare menu and theatre renovations.

Total other theatre revenues increased 9.0%, or $11.9 million, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to increased ticket fees of $8.4 million or 15.5%.

Operating costs and expenses. Operating costs and expenses increased 1.8%, or $35.3 million, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Film exhibition costs decreased 5.7%, or $40.1 million, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 55.8% and 54.5% for the six months ended June 30, 2019 and June 30, 2018, respectively.

Food and beverage costs increased 0.4%, or $0.4 million, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. As a percentage of food and beverage revenues, food and beverage costs were 14.4% for the six months ended June 30, 2019 and 14.5% for the six months ended June 30, 2018. Food and beverage gross profit per patron increased 5.0% and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 29.9% for the six months ended June 30, 2019 and 27.6% during the six months ended June 30, 2018. Rent expense increased 27.8%, or $77.5 million, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Rent expense increased due to a prior year modification of a theatre lease which reduced rent expense by $35.0 million and the adoption of ASC 842 for lease accounting that caused increases in cash rent expense for build-to-suit financing lease obligations of $22.0 million, non-cash rent expense – purchase accounting included in rent expense of $9.2 million and eliminated $3.6 million of deferred gain amortization. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

General and Administrative Expense:

Merger, acquisition and transaction costs. Merger, acquisition and transaction costs were $3.5 million during the six months ended June 30, 2019 compared to $6.2 million during the six months ended June 30, 2018, primarily due to expenses incurred in connection with the Nordic acquisition in the prior year.

Other. Other general and administrative expense decreased $0.4 million, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Depreciation and amortization. Depreciation and amortization decreased $23.4 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to the adoption of ASC 842 for lease accounting where the financing lease buildings and related depreciation were eliminated. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

Other Expense:

Other expense. Other expense of $6.1 million during the six months ended June 30, 2019 is primarily due to a $16.6 million expense related to the repayment of indebtedness (See Note 6 – Corporate Borrowings for additional information), a decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $8.0 million, $1.0 million loss on forward currency contracts, and partially offset by a decrease in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2024 which resulted in income of $20.6 million. Other expense in the prior year was primarily due to foreign currency transaction losses.

Interest expense. Interest expense increased $13.9 million to $165.8 million for the six months ended June 30, 2019 compared to $151.9 million the six months ended June 30, 2018 primarily due to the interest expense related to our 2.95% $600.0 million Convertible Notes due 2024 issued on September 14, 2018 and our Senior Secured Credit Facility-Term Loan due 2026 (See Note 6 – Corporate Borrowings for additional information), partially offset by the reclassification to rent expense of $6.6 million of financing lease obligation interest as a result of the adoption of ASC 842. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

Equity in earnings of non-consolidated entities. Equity in earnings of non-consolidated entities were $16.0 million for the six months ended June 30, 2019 compared to $3.6 million for the six months ended June 30, 2018. Equity in earnings for the six months ended June 30, 2018 includes a $2.3 million gain on the sale of NCM, Inc. common shares, partially offset by a $16.0 million lower of carrying value or fair value impairment loss on 9,492,820 NCM units and 1,000,000 NCM, Inc. common shares held-for-sale and a $1.1 million loss on the return of 915,150 NCM units as a part of the annual common unit adjustment under the NCM ESA.

Investment income. Investment income was $5.3 million for the six months ended June 30, 2019 compared to $6.7 million for the six months ended June 30, 2018. Investment income includes payments received related to the NCM tax receivable agreement of $4.0 million and $5.4 million for the six months ended June 30, 2019 and June 30, 2018, respectively. Investment income for the six months ended June 30, 2018 includes a $1.5 million gain on the sale of a joint venture managed theatre.

Income tax provision. The income tax provision was $9.3 million and $2.5 million for the six months ended June 30, 2019 and June 30, 2018, respectively. See Note 8—Income Taxes of the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings (loss). Net loss was $84.6 million and net earnings were $48.0 million during the six months ended June 30, 2019 and June 30, 2018, respectively. Net loss during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was impacted by lower attendance which negatively impacted admissions revenue, higher rent expense, increased other expense related to repayment of indebtedness, increased income tax provision, offset by decreases in depreciation and amortization expense and increased equity in earnings from non-consolidated entities.

Theatrical Exhibition - International Markets

Revenues. Total revenues decreased 5.1%, or $36.6 million, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Admissions revenues decreased 8.8%, or $41.5 million, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to an overall decrease in attendance of 1.3% and decline in average ticket price of 7.5%. The decrease in average ticket price was primarily due to decreases in foreign currency translation rates. The decrease in attendance was primarily due to the popularity of films released in the period as compared to the same period a year ago as well as temporary screen closures for theatre refurbishments.

Food and beverage revenues increased 1.1%, or $1.8 million, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to the overall increase of food and beverage per patron of 2.4%, partially offset by the decrease in attendance and decline in foreign currency translation rates.

Total other theatre revenues increased $3.1 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to increased ticket fees, partially offset by a decline in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses decreased 3.8%, or $27.1 million, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Film exhibition costs decreased $10.0 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 41.8% for the six months ended June 30, 2019 and 40.3% for the six months ended June 30, 2018.

Food and beverage costs decreased $0.9 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease in food and beverage costs was primarily due to the decrease in foreign currency translation rates. As a percentage of food and beverage revenues, food and beverage costs were 22.5% for the six months ended June 30, 2019 and 23.3% for the six months ended June 30, 2018.

As a percentage of revenues, operating expense was 34.5% for the six months ended June 30, 2019 and 35.5% during the six months ended June 30, 2018. Rent expense increased $21.0 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to the adoption of ASC 842 for lease accounting where approximately $19.8 million of prior year principal and interest payments were reclassified as rent expense during the six months ended June 30, 2019 related to build-to-suit financing lease obligations and $6.2 million of non-cash rent expense - purchase accounting was recorded as rent expense, offset by a decline in foreign currency translation rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

General and Administrative Expense:

Merger, acquisition and transaction costs. Merger, acquisition and transaction costs increased $0.2 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Other. Other general and administrative expense increased $2.6 million, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Depreciation and amortization. Depreciation and amortization decreased $19.8 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to the adoption of ASC 842 for lease accounting where the financing lease buildings and depreciation were eliminated and a decline in foreign currency translation rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

Interest expense. Interest expense decreased $8.8 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to the adoption of ASC 842 for lease accounting which reclassified build-to-suit finance lease obligation interest expense to rent and a decline in foreign currency translation rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

Investment income. Investment income increased $12.9 million due to the gain on the sale of our Austria theatres.

Income tax provision (benefit). The income tax provision was $1.8 million for the six months ended June 30, 2019 and the income tax benefit was $0.4 million for the six months ended June 30, 2018. See Note 8—Income Taxes of the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings. Net earnings increased $11.9 million during the six months ended June 30, 2019 as a result of lower depreciation and amortization, reduced operating expenses and lower interest expense, offset by lower attendance and the related decrease in revenues, a decline in foreign currency translation rates, higher rent expense and higher income tax provisions.

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

We had working capital deficits (excluding restricted cash) as of June 30, 2019 and December 31, 2018 of $(1,134.6 million) and $(557.5 million), respectively. Working capital included $570.8 million and $0 of operating lease liabilities as of June 30, 2019 and December 31, 2018, respectively. Working capital included $369.8 million and $414.8 million of deferred revenues as of June 30, 2019 and December 31, 2018, respectively. We have the ability to borrow under our Revolving Credit Facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments). As of June 30, 2019, we had $211.6 million available for borrowing, net of letters of credit, under our Revolving Credit Facility. We also maintain a £100.0 million ($127.0 million based on the foreign currency translation rate of 1.2699 on June 30, 2019) revolving credit facility at our Odeon subsidiary. As of June 30, 2019, we had $0 drawn down on the revolving credit facility and had issued £17.0 million ($21.6 million) standby letters of credit in the ordinary course of business, leaving £83.0 million ($105.4 million) available for borrowing.

We believe that cash generated from operations, existing cash and cash equivalents, availability under our Revolving Credit Facility and Odeon’s revolving credit facility will be sufficient to fund operations, planned capital expenditures and dividends currently and for at least the next 12 months and enable us to maintain compliance with all financial debt covenants.

As of June 30, 2019, we were in compliance with all financial debt covenants.

Cash Flows from Operating Activities

Cash flows provided by operating activities, as reflected in the condensed consolidated statements of cash flows, were $153.6 million and $297.1 million during the six months ended June 30, 2019 and June 30, 2018, respectively. The decrease in cash flows provided by operating activities was primarily due to decreased attendance levels which drove lower operating results and the adoption of ASC 842 which reclassified approximately $28.0 million of principal payments under build-to-suit finance lease obligations from net cash used in financing activities to net cash used in operating activities during calendar 2019.

Cash Flows from Investing Activities

Cash flows used in investing activities, as reflected in the condensed consolidated statements of cash flows, were $221.3 million and $181.5 million during the six months ended June 30, 2019 and June 30, 2018, respectively. Cash outflows from investing activities include capital expenditures of $229.9 million and $241.1 million during the six months ended June 30, 2019 and June 30, 2018, respectively. Our capital expenditures primarily consisted of strategic growth initiatives and remodels, capital improvements to existing locations in our theatre circuit, and technology upgrades. During the six months ended June 30, 2019, cash flows used in investing activities included the cash outflows of $11.8 million for the acquisition of assets related to 4 theatres in the U.S. markets, offset by the disposition of long-term assets of $21.3 million. During the six months ended June 30, 2018, net cash used in investing activities included proceeds from sale leaseback transactions of $50.1 million and proceeds from the disposition of long-term assets of $13.5 million, offset by the investment in Dreamscape Immersive, Inc. and Central Service Studios, Inc. of $10.0 million. We expect that our cash outflows for capital expenditures, net of landlord contributions, will be approximately $415.0 million for calendar 2019.

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

Cash Flows from Financing Activities

Cash flows used in financing activities, as reflected in the condensed consolidated statements of cash flows, were $54.5 million and $117.9 million during the six months ended June 30, 2019 and June 30, 2018, respectively.

During the six months ended June 30, 2019, cash inflows from financing activities included the proceeds from the issuance of $1,990.0 million of Term Loans due 2026, offset by cash outflows for the repayment of the Term Loan due 2022 of $849.8 million, repayment of the Term Loan due 2023 of $488.7 million, repayments of the 6.0% Senior Secured Notes due 2023 of $230.0 million and payment of the 5.875% Senior Subordinated Notes due 2022 of $375.0 million. Call premiums paid related to the repayment of the 6.0% Senior Secured Notes due 2023 and the 5.875% Senior Subordinated Notes due 2022 were $15.9 million and debt financing costs paid were $11.2 million. See Note 6 – Corporate Borrowings for additional information.

Principal payments under finance lease obligations declined to $6.1 million due primarily to the adoption of ASC 842 where principal payments of $28.0 million for build-to-suit finance lease obligations were reclassified as operating leases and the cash flows were also classified as operating activities. See Note 2 – Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1. for the impact of ASC 842.

On February 15, 2019, our Board of Directors declared a cash dividend in the amount of $0.20 per share of

Class A and Class B common stock, paid on March 25, 2019 to stockholders of record on March 11, 2019. On May 3, 2019, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, paid on June 24, 2019 to stockholders of record on June 10, 2019. We paid dividends and dividend equivalents of $42.6 million and $51.4 million during the six months ended June 30, 2019 and June 30, 2018, respectively.

On August 2, 2019, we declared a cash dividend in the amount of $0.20 per share on our Class A and Class B common stock, payable on September 23, 2019 to stockholders of record on September 9, 2019.

We made tax payments for restricted stock units withholdings of $1.3 million and $1.7 million during the six months ended June 30, 2019 and June 30, 2018, respectively.

During the six months ended June 30, 2018, we paid a total of $19.8 million for treasury stock, including $13.5 million for treasury stock purchased at the end of 2017 and paid for at the beginning of 2018, and $6.3 million for treasury stock purchased and paid for during the six months ended June 30, 2018.

Contractual Obligations, Commitments and Contingencies

We have commitments and contingencies for financing leases, corporate borrowings, operating leases, capital related betterments and pension funding that were summarized in a table in our Annual Report on Form 10–K for the year ended December 31, 2018. Since December 31, 2018, there have been no material changes to the commitments and contingencies outside of the ordinary course of business, except entering into the amended and restated Senior Secured Credit Agreement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, our financial results are exposed to fluctuations in interest rates and foreign currency exchange rates. In accordance with applicable guidance, we presented a sensitivity analysis showing the potential impact to net income of changes in interest rates and foreign currency exchange rates. For the six months ended June 30, 2019, our analysis utilized a hypothetical 100 basis-point increase or decrease to the average interest rate on our variable rate debt instruments to illustrate the potential impact to interest expense of changes in interest rates. For the six months ended June 30, 2019, our analysis utilized a hypothetical 100 basis-point increase or decrease to market interest rates on our fixed rate debt instruments to illustrate the potential impact to fair value of changes in interest rates.

Similarly, for the same period, our analysis used a uniform and hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net income of changes in foreign exchange rates. These market risk instruments and the potential impacts to the condensed consolidated statements of operations for the current year, have not materially fluctuated, individually or in the aggregate from the preceding year; thus, only current year information is presented below.

Market risk on variable-rate financial instruments. At June 30, 2019, we maintained a Senior Secured Credit Facility comprised of a $225.0 million revolving credit facility and $2,000.0 million of Term Loan due 2026. The Senior Secured Credit Facility provides for borrowings at a rate per annum equal to, at our option, either (i) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, or (b) the prime rate of Citi or (ii) the LIBOR + 3.0%. The rate in effect at June 30, 2019 for the outstanding Term Loan due 2026 was 5.23% per annum. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At June 30, 2019, we had no variable-rate borrowings outstanding under our revolving credit facility and had an aggregate principal balance of $1,995.0 million outstanding under the Term Loan due 2026. A 100-basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $9.8 million during the six months ended June 30, 2019.

Market risk on fixed-rate financial instruments. Included in long-term corporate borrowings at June 30 2019 were principal amounts of $600.0 million of our Convertible Notes due 2024, $600.0 million of our Notes due 2025, $595.0 million of our Notes due 2026, $475.0 million of our Notes due 2027, and £500.0 million ($635.0 million) of our Sterling Notes due 2024. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $138.6 million and ($130.2) million, respectively.

Foreign currency exchange rate risk. We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our ownership of Odeon and Nordic. Odeon’s revenues and operating expenses are transacted in British Pounds and Euros, and Nordic’s revenues and operating expenses are transacted primarily in Swedish Krona and Euros. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If Odeon and Nordic operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for Odeon and Nordic. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our ownership in Odeon and Nordic as of June 30, 2019, holding everything else constant, a hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net income of changes in foreign exchange rates, would increase the aggregate net earnings of our International markets reportable segment for the six months ended June 30, 2019 by approximately $0.4 million.

Our foreign currency translation rates decreased by approximately 7.0% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, which did not significantly impact our consolidated net loss for the six months ended June 30, 2019.

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

(b)	Changes in internal control.

As part of the adoption of ASC Topic 842, the Company implemented new internal controls to ensure we adequately evaluated our contracts and properly assessed the new lease accounting standard’s impact on our consolidated financial statements. There were no other significant changes in the Company’s internal control over financial reporting due to the adoption of the new standard, and no other changes in its internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Note 12—Commitments and Contingencies of the Notes to the Company’s Condensed Consolidated Financial Statements contained in Part I of this quarterly report on Form 10–Q for information on certain litigation to which we are a party.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

	Purchases of Equity Securities
				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be
			Part of Publicly	Purchased Under the
	Total Number of	Average Price Paid	Announced Plans or	Plans or Program (a)
Period	Shares Purchased	Per Share	Programs (a)	(in millions)
April 1, 2019 through April 30, 2019	—	$—	—	$44.3
May 1, 2019 through May 31, 2019	—	$—	—	$44.3
June 1, 2019 through June 30, 2019	—	$—	—	$44.3
Total	—		—
(a)	As announced on August 3, 2017, our Board of Directors authorized a share repurchase program for an aggregate purchase of up to $100.0 million of our common stock, excluding transaction costs. As of June 30, 2019, $44.3 million remained available for repurchase under this plan. A two-year time limit has been set for the completion of this program, which expired August 2, 2019.

Item 3. Defaults Upon Senior Securities

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

AMC ENTERTAINMENT HOLDINGS, INC.

Date: August 8, 2019	/s/ ADAM M. ARON
Adam M. Aron
Chief Executive Officer, Director and President

Date: August 8, 2019	/s/ CRAIG R. RAMSEY
Craig R. Ramsey
Executive Vice President and Chief Financial Officer