Form 10-Q
period 2019-09-30
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2019-11-07
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock	AMC	New York Stock Exchange

Title of each class of common stock	Number of shares outstanding as of November 1, 2019
Class A common stock Class B common stock	52,080,077 51,769,784

AMC ENTERTAINMENT HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(In millions, except share and per share amounts)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(unaudited)		(unaudited)
Revenues
Admissions	$797.3	$751.4	$2,424.3	$2,522.7
Food and beverage	420.0	384.8	1,281.3	1,236.4
Other theatre	99.5	85.2	317.7	288.4
Total revenues	1,316.8	1,221.4	4,023.3	4,047.5
Operating costs and expenses
Film exhibition costs	416.8	378.8	1,264.6	1,276.7
Food and beverage costs	67.2	63.6	205.1	202.0
Operating expense, excluding depreciation and amortization below	419.0	400.5	1,259.2	1,236.9
Rent	238.7	203.7	726.6	593.1
General and administrative:
Merger, acquisition and other costs	4.7	18.1	11.2	27.1
Other, excluding depreciation and amortization below	37.5	48.4	126.9	135.6
Depreciation and amortization	112.1	130.2	337.1	398.4
Operating costs and expenses	1,296.0	1,243.3	3,930.7	3,869.8
Operating income (loss)	20.8	(21.9)	92.6	177.7
Other expense (income):
Other expense (income)	(1.3)	54.1	5.1	57.5
Interest expense:
Corporate borrowings	73.2	64.3	218.7	188.2
Capital and financing lease obligations	1.8	9.4	6.0	29.5
Non-cash NCM exhibitor services agreement	10.1	10.3	30.4	31.2
Equity in earnings of non-consolidated entities	(7.5)	(70.0)	(24.2)	(74.0)
Investment income	(0.5)	(0.7)	(18.7)	(7.4)
Total other expense	75.8	67.4	217.3	225.0
Loss before income taxes	(55.0)	(89.3)	(124.7)	(47.3)
Income tax provision (benefit)	(0.2)	11.1	10.9	13.2
Net loss	$(54.8)	$(100.4)	$(135.6)	$(60.5)
Loss per share:
Basic	$(0.53)	$(0.82)	$(1.31)	$(0.48)
Diluted	$(0.53)	$(0.82)	$(1.31)	$(0.48)
Average shares outstanding:
Basic (in thousands)	103,850	123,126	103,826	126,386
Diluted (in thousands)	103,850	123,126	103,826	126,386

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net loss	$(54.8)	$(100.4)	$(135.6)	$(60.5)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment, net of tax	(68.2)	(5.7)	(102.9)	(101.6)
Realized loss on foreign currency transactions reclassified into other expense, net of tax	—	—	0.6	1.0
Pension and other benefit adjustments:
Net gain (loss) arising during the period, net of tax	0.1	0.1	0.2	(1.3)
Equity method investee's cash flow hedge:
Unrealized net holding gain (loss) arising during the period, net of tax	—	—	(0.1)	0.2
Realized net gain reclassified into equity in earnings of non-consolidated entities, net of tax	—	(1.9)	—	(2.2)
Other comprehensive loss	(68.1)	(7.5)	(102.2)	(103.9)
Total comprehensive loss	$(122.9)	$(107.9)	$(237.8)	$(164.4)

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$100.4	$313.3
Restricted cash	10.2	10.7
Receivables, net	157.9	259.5
Other current assets	180.2	197.8
Total current assets	448.7	781.3
Property, net	2,581.4	3,039.6
Operating lease right-of-use assets, net	4,794.9	—
Intangible assets, net	193.9	352.1
Goodwill	4,693.8	4,788.7
Deferred tax asset, net	30.7	28.6
Other long-term assets	537.9	505.5
Total assets	$13,281.3	$9,495.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$361.6	$452.6
Accrued expenses and other liabilities	338.6	378.5
Deferred revenues and income	347.5	414.8
Current maturities of corporate borrowings	21.4	15.2
Current maturities of finance lease liabilities	10.0	—
Current maturities of operating lease liabilities	568.1	—
Current maturities of capital and financing lease obligations	—	67.0
Total current liabilities	1,647.2	1,328.1
Corporate borrowings	4,710.1	4,707.8
Finance lease liabilities	89.5	493.2
Operating lease liabilities	4,857.6	—
Exhibitor services agreement	553.8	564.0
Deferred tax liability, net	49.8	41.6
Other long-term liabilities	190.0	963.1
Total liabilities	12,098.0	8,097.8
Commitments and contingencies
Class A common stock (temporary equity) ($.01 par value, 0 shares issued; 0 shares outstanding as of September 30, 2019 and 75,712 shares issued; 38,943 shares outstanding as of December 31, 2018)	—	0.4
Stockholders’ equity:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 55,812,702 shares issued and 52,080,077 outstanding as of September 30, 2019; 55,401,325 shares issued and 51,705,469 outstanding as of December 31, 2018)	0.5	0.5
Class B common stock ($.01 par value, 75,826,927 shares authorized; 51,769,784 shares issued and outstanding as of September 30, 2019 and December 31, 2018)	0.5	0.5
Additional paid-in capital	2,008.9	1,998.4
Treasury stock (3,732,625 shares as of September 30, 2019 and December 31, 2018, at cost)	(56.4)	(56.4)
Accumulated other comprehensive income (loss)	(96.7)	5.5
Accumulated deficit	(673.5)	(550.9)
Total stockholders’ equity	1,183.3	1,397.6
Total liabilities and stockholders’ equity	$13,281.3	$9,495.8

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In millions)	September 30, 2019	September 30, 2018
Cash flows from operating activities:	(Unaudited)
Net loss	$(135.6)	$(60.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	337.1	398.4
Deferred income taxes	7.0	(3.5)
Amortization of net discount (premium) on corporate borrowings	8.1	(2.1)
Amortization of deferred charges to interest expense	11.8	11.5
Non-cash portion of stock-based compensation	11.5	10.9
Gain on dispositions	(16.0)	(2.9)
Gain on disposition of NCM	—	(30.0)
(Gain) loss on derivative asset and derivative liability	(15.4)	54.1
Loss on repayment of indebtedness	16.6	—
Equity in earnings from non-consolidated entities, net of distributions	(10.2)	(32.4)
NCM held-for-sale impairment loss	—	16.0
Landlord contributions	89.0	100.1
Non-cash rent - purchase accounting	19.5	—
Deferred rent	(45.3)	(81.3)
Net periodic benefit cost	1.3	0.5
Change in assets and liabilities, excluding acquisitions:
Receivables	93.8	117.1
Other assets	(3.2)	8.9
Accounts payable	(101.2)	(191.0)
Accrued expenses and other liabilities	(55.4)	(13.5)
Other, net	(3.2)	(1.5)
Net cash provided by operating activities	210.2	298.8
Cash flows from investing activities:
Capital expenditures	(348.2)	(374.9)
Proceeds from sale leaseback transactions	—	50.1
Proceeds from disposition of NCM	—	162.5
Proceeds from Screenvision merger	—	45.8
Acquisition of theatre assets	(11.8)	—
Proceeds from disposition of long-term assets	21.4	13.9
Investments in non-consolidated entities, net	(9.5)	(11.0)
Other, net	(0.3)	(0.7)
Net cash used in investing activities	(348.4)	(114.3)
Cash flows from financing activities:
Proceeds from issuance of Term Loan due 2026	1,990.0	—
Payment of principal Senior Secured Notes due 2023	(230.0)	—
Payment of principal Senior Subordinated Notes due 2022	(375.0)	—
Call premiums paid for Senior Secured Notes due 2023 and Senior Subordinated Notes due 2022	(15.9)	—
Principal payment of Term Loans due 2022 and 2023	(1,338.5)	—
Proceeds from issuance of Senior Unsecured Convertible Notes due 2024	—	600.0
Borrowings (repayments) under revolving credit facilities	(1.7)	6.6
Scheduled principal payments under Term Loans	(16.9)	(10.3)
Principal payments under capital and financing lease obligations	(8.5)	(53.5)
Cash used to pay for debt financing costs	(11.7)	(14.3)
Cash used to pay dividends	(63.4)	(237.4)
Taxes paid for restricted unit withholdings	(1.3)	(1.7)
Retirement of Class B common stock	—	(422.9)
Purchase of treasury stock	—	(21.8)

Net cash used in financing activities	(72.9)	(155.3)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2.3)	(3.2)
Net increase (decrease) in cash and cash equivalents and restricted cash	(213.4)	26.0
Cash and cash equivalents and restricted cash at beginning of period	324.0	318.3
Cash and cash equivalents and restricted cash at end of period	$110.6	$344.3
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (including amounts capitalized of $0.6 million and $0.4 million)	$184.1	$175.1
Income taxes paid, net	$0.1	$9.9
Schedule of non-cash activities:
Investment in NCM (See Note 5—Investments)	$1.6	$(6.3)
Construction payables at period end	$89.1	$102.3

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

As of September 30, 2019, Wanda owned approximately 49.85% of Holdings’ outstanding common stock and 74.89% of the combined voting power of Holdings’ outstanding common stock and has the power to control Holdings’ affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), entering into mergers, sales of substantially all of the Company’s assets and other extraordinary transactions.

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

Principles of Consolidation: The accompanying unaudited condensed consolidated financial statements include the accounts of AMC, as discussed above, and should be read in conjunction with the Company’s Annual Report on Form 10–K for the year ended December 31, 2018. The accompanying condensed consolidated balance sheet as of December 31, 2018, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10–Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company’s financial position and results of operations. All significant intercompany balances and transactions have been eliminated in consolidation. There are no noncontrolling interests in the Company’s consolidated subsidiaries; consequently, all of its stockholders’ equity, net earnings (loss) and total comprehensive income (loss) for the periods presented are attributable to controlling interests. Due to the seasonal nature of the Company’s business, results for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019. The Company manages its business under two reportable segments for its theatrical exhibition operations, U.S. Markets and International Markets.

Accumulated depreciation and amortization: Accumulated depreciation was $1,708.1 million and $1,697.1 million at September 30, 2019 and December 31, 2018, respectively, related to property. Accumulated amortization of intangible assets was $21.3 million and $72.9 million at September 30, 2019 and December 31, 2018, respectively.

Other expense (income): The following table sets forth the components of other expense (income):

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Derivative liability fair value adjustment for embedded conversion feature in the Convertible Notes due 2024	$5.7	$54.1	$(14.9)	$54.1
Derivative asset fair value adjustment for contingent call option related to the Class B common stock purchase and cancellation agreement	(8.5)	—	(0.5)	—
Loss on Pound sterling forward contract	0.7	—	1.7	0.4
Foreign currency transactions losses	0.1	—	0.7	1.1
Non-operating components of net periodic benefit cost	0.3	—	0.8	0.1
Loss on repayment of indebtedness	—	—	16.6	—
Fees related to modification of term loans	—	0.4	—	0.4
Other	0.4	(0.4)	0.7	1.4
Total other expense (income)	$(1.3)	$54.1	$5.1	$57.5

Accounting Pronouncements Recently Adopted

Leases.The Company adopted the guidance of ASU No. 2016-02, Leases (“ASC 842”) as of January 1, 2019 using the modified retrospective transition approach with the cumulative effect recognized at the date of initial application. The comparative information in the prior year has not been adjusted and continues to be reported under ASC 840, Leases, which was the accounting standard in effect for that period. ASC 842 requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the condensed consolidated statements of operations. See Note 2—Leases for the required disclosures of the nature, amount, timing, and uncertainty of cash flows arising from leases.

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

Fair Value Measurement. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which eliminates, adds, and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for the Company in the first quarter of 2020. Early adoption is permitted. The Company plans to adopt ASU 2018-13 in the first quarter of 2020.

Cloud Computing Arrangement. In August 2018, the FASB issued ASU 2018-15, Intangibles–Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 requires a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation, setup, and other upfront costs to capitalize as assets or expense as incurred. ASU 2018-15 is effective for the Company in the first quarter of 2020. Early adoption is permitted. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively in accordance with ASC 250-10-45. The Company expects to adopt prospectively and is currently evaluating the effect that ASU 2018-15 will have on its consolidated financial statements and related disclosures.

NOTE 2—LEASES

The Company adopted ASC 842 on January 1, 2019 using the modified retrospective transition method; and therefore, the comparative information has not been adjusted for the three months and nine months ended September 30, 2018 or as of December 31, 2018. Upon transition to the new standard, the Company elected the package of practical expedients, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.

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

As a result of adopting ASC 842, the Company’s condensed consolidated balance sheet includes additional operating ROU assets and total operating lease liabilities of $4,794.9 million and $5,425.7 million, respectively, at September 30, 2019. The difference between the ROU assets and total lease liabilities upon initial measurement at January 1, 2019 was primarily due to the reclassification of: (i) deferred rent, landlord allowances, unfavorable lease balances, and theatre closure liabilities previously recorded in other long-term liabilities; (ii) current portions of theatre closure liabilities previously recorded in accrued expenses and other liabilities; (iii) favorable lease balances previously recorded in intangible assets; and, (iv) prepaid rents recorded in other current assets within the condensed consolidated balance sheets as an offset or addition to the opening ROU asset balances, as required by ASC 842.

The following table provides the operating and finance ROU assets and lease liabilities:

(In millions)	Balance Sheet Classification	September 30, 2019
Assets
Operating lease right-of-use assets (1)	Operating lease right-of-use assets	$4,794.9
Finance lease right-of-use assets (2)	Property, net	72.4
Total leased assets		$4,867.3

Liabilities
Current
Operating lease liabilities (1)	Current maturities of operating lease liabilities	$568.1
Finance lease liabilities (2)	Current maturities of finance lease liabilities	10.0
Noncurrent
Operating lease liabilities (1)	Operating lease liabilities	4,857.6
Finance lease liabilities (2)	Finance lease liabilities	89.5
Total lease liabilities		$5,525.2
(1)Included in the operating lease right-of-use assets and operating lease liabilities are assets and liabilities for leases related to previous build-to-suit failed sale leaseback transactions, that were derecognized and recorded as a cumulative effect adjustment to accumulated deficit upon adoption of ASC 842. These leases were classified and remeasured at January 1, 2019 as operating right-of-use assets and operating lease liabilities.

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

The cumulative effect adjustment to accumulated deficit at January 1, 2019 is as follows:

Accumulated
(In millions)	Deficit
Balance as of December 31, 2018	$(550.9)
Derecognition of existing assets for certain sale leaseback transactions previously recorded in property, net	(405.9)
Derecognition of existing liabilities for certain sale leaseback transactions previously recorded in current maturities of corporate borrowings and capital and financing lease obligations	427.5
Derecognition of deferred gains from the sale leaseback transactions previously recorded in other long-term liabilities	102.4
Difference in fair value compared to the basis of the right-of-use assets for previously impaired asset groups	(49.0)
Deferred taxes	1.2
Cumulative effect adjustment to accumulated deficit	76.2
Balance as of January 1, 2019	$(474.7)

The following is the impact of the adoption of ASC 842 on the Company’s condensed consolidated statement of operations for the three months ended September 30, 2019:

	Three Months Ended September 30, 2019
	Without Adoption of	U.S. Markets	International Markets
(In millions)	ASC 842	Adjustments	Adjustments	As Reported
Operating costs and expenses
Rent (1)(2)(4)	$209.9	$17.4	$11.4	$238.7
Depreciation and amortization (2)(3)	136.1	(13.4)	(10.6)	112.1
Operating costs and expenses	1,291.2	4.0	0.8	1,296.0
Operating income	25.6	(4.0)	(0.8)	20.8

Other expense (income)
Interest expense:
Capital and financing lease obligations (1)	8.7	(3.3)	(3.6)	1.8
Net loss	(56.9)	(0.7)	2.8	(54.8)
(1)Cash rent payments for build-to-suit failed sale leasebacks of $11.0 million and $9.9 million for U.S. Markets and International Markets, respectively, are accounted for as operating leases under ASC 842 that were previously accounted for as financing leases under ASC 840.

(2)Non-cash amortization expense for favorable lease terms of $4.6 million and $1.5 million, for U.S. Markets and International Markets, respectively, reclassified to rent expense and amortized over the shorter base lease term under ASC 842.

(3)Depreciation on build-to-suit failed sale leaseback buildings that are eliminated upon adoption of ASC 842.

(4)Amortization of deferred gains on sale leaseback transactions of $1.8 million for U.S. Markets is eliminated upon adoption of ASC 842.

The following is the impact of the adoption of ASC 842 on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2019:

	Nine Months Ended September 30, 2019
	Without Adoption of	U.S. Markets	International Markets
(In millions)	ASC 842	Adjustments	Adjustments	As Reported
Operating costs and expenses
Rent (1)(2)(4)	$639.0	$52.1	$35.5	$726.6
Depreciation and amortization (2)(3)	409.1	(40.2)	(31.8)	337.1
Operating costs and expenses	3,915.1	11.9	3.7	3,930.7
Operating income	108.2	(11.9)	(3.7)	92.6

Other expense (income)
Interest expense:
Capital and financing lease obligations (1)	26.7	(9.9)	(10.8)	6.0
Net loss	(140.7)	(2.0)	7.1	(135.6)
(1)	Cash rent payments for build-to-suit failed sale leasebacks of $33.0 million and $29.7 million for U.S. Markets and International Markets, respectively, are accounted for as operating leases under ASC 842 that were previously accounted for as financing leases under ASC 840.

(2)	Non-cash amortization expense for favorable lease terms of $13.7 million and $5.8 million, for U.S. Markets and International Markets, respectively, reclassified to rent expense and amortized over the shorter base lease term under ASC 842.

(3)	Depreciation on build-to-suit failed sale leaseback buildings that are eliminated upon adoption of ASC 842.

(4)	Amortization of deferred gains on sale leaseback transactions of $5.4 million for U.S. markets is eliminated upon adoption of ASC 842.

The following table reflects the lease costs for the three and nine months ended September 30, 2019:

	Condensed Consolidated	Three Months Ended	Nine Months Ended
(In millions)	Statement of Operations	September 30, 2019	September 30, 2019
Operating lease cost
Theatre properties	Rent	$219.0	$658.6
Theatre properties	Operating expense	1.6	4.5
Equipment	Operating expense	3.5	10.5
Office and other	General and administrative: other	1.4	4.1
Finance lease cost
Amortization of finance lease assets	Depreciation and amortization	2.1	7.3
Interest on lease liabilities	Finance lease liabilities	1.8	6.0
Variable lease cost
Theatre properties	Rent	19.7	68.0
Equipment	Operating expense	7.4	37.2
Total lease cost		$256.5	$796.2

The following table represents the weighted-average remaining lease term and discount rate as of September 30, 2019:

	As of September 30, 2019
	Weighted Average	Weighted Average
	Remaining	Discount
Lease Term and Discount Rate	Lease Term (years)	Rate
Operating leases	10.2	7.2%
Finance leases	12.9	6.5%

Cash flow and supplemental information is presented below:

Nine Months Ended
(In millions)	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$(6.0)
Operating cash flows used in operating leases	(703.5)
Financing cash flows used in finance leases	(8.5)

Landlord contributions:
Operating cashflows provided by operating leases	89.0
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	304.4
(1)	Includes lease extensions and an option exercise.

Minimum annual payments required under existing operating and finance lease liabilities, (net present value thereof) as of September 30, 2019 are as follows:

	Operating Lease	Financing Lease
(In millions)	Payments (1)(2)	Payments
Three months ending December 31, 2019	$234.1	$4.0
2020	927.3	16.1
2021	872.1	15.1
2022	811.4	14.6
2023	720.8	11.5
2024	644.5	10.3
Thereafter	3,550.8	77.2
Total lease payments	7,761.0	148.8
Less imputed interest	(2,335.3)	(49.3)
Total	$5,425.7	$99.5
(1)Included in this column upon adoption of ASC 842 are liabilities for leases that were previously classified as build-to-suit failed sale leaseback transactions that were included in the capital and finance lease obligations columns in the prior year.

(2)Included in this column upon adoption of ASC 842 are fixed executory costs that were previously excluded as part of the minimum lease payments. Fixed executory costs, which primarily consist of common area maintenance, insurance and taxes that meet the classification of fixed payments are included as part of the minimum lease payments.

As of September 30, 2019, the Company had signed additional operating lease agreements for 14 theatres that have not yet commenced of approximately $308.1 million, which are expected to commence between 2019 and 2022, and carry lease terms of approximately 5 to 25 years. The timing of lease commencement is dependent on the landlord providing the Company with control and access to the related facility.

Minimum annual payments required under operating lease liabilities and capital and failed sale leaseback, finance lease obligations, (net present value thereof) that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2018 were as follows:

		Capital and Finance Lease Obligations
	Minimum Operating	Minimum Lease
(In millions)	Lease Payments	Payments	Less Interest	Principal
2019	$810.2	$100.7	$33.7	$67.0
2020	801.9	96.6	29.4	67.2
2021	748.9	87.8	25.2	62.6
2022	687.5	82.7	21.1	61.6
2023	597.1	70.4	17.3	53.1
Thereafter	3,367.6	331.5	82.7	248.8
Total minimum payments required	$7,013.2	$769.7	$209.4	$560.3

During the nine months ended September 30, 2018, the Company modified the terms of an existing operating lease to reduce the lease term. The Company received a $35.0 million incentive from the landlord to enter into the new lease agreement. The Company has recorded amortization of the lease incentive as a reduction to rent expense on a straight-line basis over the remaining lease term which reduced rent expense by $0 and $35.0 million during the three and nine months ended September 30, 2018.

NOTE 3—REVENUE RECOGNITION

Disaggregation of Revenue: Revenue is disaggregated in the following tables by major revenue types and by timing of revenue recognition:

	Three Months Ended	Three Months Ended
(In millions)	September 30, 2019	September 30, 2018
Major revenue types
Admissions	$797.3	$751.4
Food and beverage	420.0	384.8
Other theatre:
Advertising	32.1	31.2
Other theatre	67.4	54.0
Other theatre	99.5	85.2
Total revenues	$1,316.8	$1,221.4

	Three Months Ended	Three Months Ended
(In millions)	September 30, 2019	September 30, 2018
Timing of revenue recognition
Products and services transferred at a point in time	$1,215.2	$1,162.4
Products and services transferred over time (1)	101.6	59.0
Total revenues	$1,316.8	$1,221.4
(1)Amounts primarily include subscription and advertising revenues.

	Nine Months Ended	Nine Months Ended
(In millions)	September 30, 2019	September 30, 2018
Major revenue types
Admissions	$2,424.3	$2,522.7
Food and beverage	1,281.3	1,236.4
Other theatre:
Advertising	102.3	102.5
Other theatre	215.4	185.9
Other theatre	317.7	288.4
Total revenues	$4,023.3	$4,047.5

	Nine Months Ended	Nine Months Ended
(In millions)	September 30, 2019	September 30, 2018
Timing of revenue recognition
Products and services transferred at a point in time	$3,735.4	$3,891.8
Products and services transferred over time (1)	287.9	155.7
Total revenues	$4,023.3	$4,047.5
(1)	Amounts primarily include subscription and advertising revenues.

The following tables provide the balances of receivables and deferred revenue income:

(In millions)	September 30, 2019	December 31, 2018
Current assets:
Receivables related to contracts with customers	$62.1	$183.2
Miscellaneous receivables	95.8	76.3
Receivables, net	$157.9	$259.5

(In millions)	September 30, 2019	December 31, 2018
Current liabilities:
Deferred revenue related to contracts with customers	$345.7	$412.8
Miscellaneous deferred income	1.8	2.0
Deferred revenue and income	$347.5	$414.8

The significant changes in contract liabilities with customers included in deferred revenues and income are as follows:

Deferred Revenues
Related to Contracts
(In millions)	with Customers
Balance as of December 31, 2018	$412.8
Cash received in advance (1)	253.6
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	22.7
Food and beverage (2)	49.5
Other theatre (2)	2.1
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(250.5)
Food and beverage (3)	(73.0)
Other theatre (4)	(68.0)
Disposition of Austria theatres	(1.5)
Foreign currency translation adjustment	(2.0)
Balance as of September 30, 2019	$345.7
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

The significant changes to contract liabilities included in the exhibitor services agreement, classified as long-term liabilities in the condensed consolidated balance sheets, are as follows:

Exhibitor Services
(In millions)	Agreement
Balance as of December 31, 2018	$564.0
Common Unit Adjustment–additions of common units (1)	1.4
Reclassification of the beginning balance to other theatre revenue, as the result of performance obligations satisfied	(11.6)
Balance as of September 30, 2019	$553.8
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

Transaction Price Allocated to the Remaining Performance Obligations: The following table includes the amount of NCM ESA, included in exhibitor services agreement in the Company’s condensed consolidated balance sheets, that is expected to be recognized as revenues in the future related to performance obligations that are unsatisfied as of September 30, 2019:

(In millions)	Exhibitor services agreement
Three Months ending December 31, 2019	$4.1
Year Ended 2020	16.9
Year Ended 2021	18.1
Year Ended 2022	19.5
Year Ended 2023	20.9
Year Ended 2024	22.5
Years Ended 2025 through February 2037	451.8
Total	$553.8

The total amount of non-redeemed gifts cards and exchange tickets included in deferred revenues and income as of September 30, 2019 was $257.8 million. This will be recognized as revenues as the gift cards and exchange tickets are redeemed or as the non-redeemed gift card and exchange ticket revenues are recognized in proportion to the pattern of actual redemptions, which is estimated to occur over the next 24 months.

As of September 30, 2019, the amount of deferred revenue allocated to the AMC Stubs® loyalty programs included in deferred revenues and income was $56.2 million. The earned points will be recognized as revenue as the points are redeemed, which is estimated to occur over the next 24 months. The annual membership fee is recognized ratably over the one-year membership period.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 4—GOODWILL

The following table summarizes the changes in goodwill by reporting unit for the nine months ended September 30, 2019:

(In millions)	Domestic Theatres	International Theatres	Total
Balance as of December 31, 2018	$3,072.6	$1,716.1	$4,788.7
Currency translation adjustment	—	(94.9)	(94.9)
Balance as of September 30, 2019	$3,072.6	$1,621.2	$4,693.8

The Company evaluates goodwill for impairment annually as of the beginning of the fourth fiscal quarter and any time an event occurs or circumstances change that would more likely than not reduce the fair value for a reporting unit below its carrying amount. The impairment test for goodwill involves estimating the fair value of the reporting unit and comparing that value to its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, the difference is recorded as goodwill impairment charge, not to exceed the total amount of goodwill allocated to that reporting unit.

Prior to January 1, 2019, the Company had three reporting units, Domestic Theatres, Odeon Theatres and Nordic Theatres. Effective January 1, 2019, the Company combined the Odeon Theatres and Nordic Theatres into a single reporting unit, International Theatres, to reflect how the international business is now managed. The Company tested goodwill for impairment both prior to and subsequent to the combining of these reporting units into the single reporting unit.

A decline in the common stock price and the resulting impact on market capitalization is one of several factors considered when making this evaluation. Based on recent sustained declines in the trading price of the Company’s Class A common stock, the Company performed a Step 1 quantitative goodwill impairment test of the Domestic and International reporting units as of September 30, 2019.

In performing the Step 1 quantitative goodwill impairment test as of September 30, 2019, the Company used an enterprise value approach to measure fair value of the reporting units, as compared to an equity value approach used previously. This change in estimate is preferable due to the impact of the change in the capital structure of the Domestic Theatres reporting unit late in the third quarter of 2018 as a result of the issuance of $600 million of the Company’s Senior Unsecured Notes due 2024, the negative equity value carrying amount for the Domestic Theatres reporting unit, and the decline in the market capitalization since May 2019, which has increased the Company’s leverage ratio. See additional discussion in Note 6—Corporate Borrowings.

The enterprise fair values of the Domestic Theatres and International Theatres reporting units exceeded their carrying values by approximately 9.9% and 11.8%, respectively. Accordingly, there was no goodwill impairment recorded as of September 30, 2019. The Domestic Theatres reporting unit to which $3.1 billion of goodwill is allocated had a negative equity value carrying amount as of September 30, 2019.

NOTE 5—INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the condensed consolidated balance sheets in other long-term assets. Investments in non-consolidated affiliates as of September 30, 2019 include interests in Digital Cinema Implementation Partners, LLC (“DCIP”) of 29.0%, Digital Cinema Distribution Coalition, LLC (“DCDC”) of 14.6%, AC JV, LLC (“AC JV”) owner of Fathom Events, of 32.0%, SV Holdco LLC, owner of Screenvision, 18.2%, Digital Cinema Media Ltd. (“DCM”) of 50.0%, and Saudi Cinema Company LLC (“SCC”) of 10.0%. The Company also has partnership interests in four U.S. motion picture theatres (“Theatre Partnerships”) and approximately 50.0% interest in 58 theatres in Europe (“Nordic theatre JVs”) acquired in the Odeon and UCI Cinemas Holdings Limited (“Odeon”) and Nordic Cinema Group Holding AB (“Nordic”) acquisitions. Indebtedness held by equity method investees is non-recourse to the Company.

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

Equity in Earnings of Non-Consolidated Entities

Aggregated condensed financial information of the Company’s significant non-consolidated equity method investment (DCIP) is shown below:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues	$40.1	$43.4	$125.8	$127.0
Operating costs and expenses	17.8	19.1	56.5	59.0
Net earnings	$22.3	$24.3	$69.3	$68.0

The components of the Company’s recorded equity in earnings of non-consolidated entities are as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
NCM and NCM, Inc.	$—	$28.9	$—	$17.3
DCIP	6.5	7.4	21.1	20.9
Screenvision	—	30.1	—	30.5
Other	1.0	3.6	3.1	5.3
The Company’s recorded equity in earnings	$7.5	$70.0	$24.2	$74.0

Related Party Transactions

The Company recorded the following related party transactions with equity method investees:

	As of	As of
(In millions)	September 30, 2019	December 31, 2018
Due from DCM for on-screen advertising revenue	$2.0	$2.8
Loan receivable from DCM	0.7	0.6
Due from DCIP for warranty expenditures	3.5	3.4
Deferred rent liability for digital projectors related to DCIP	—	(7.8)
Due to AC JV for Fathom Events programming	(1.6)	(2.5)
Due from Screenvision for on-screen advertising revenue	1.9	2.7
Due from Nordic JVs	1.6	2.6
Due to Nordic JVs for management services	(1.6)	(1.7)
Due from SCC related to the joint venture	6.3	—

		Three Months Ended		Nine Months Ended
(In millions)	Condensed Consolidated Statement of Operations	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
DCM screen advertising revenues	Other revenues	$5.5	$4.2	$14.7	$13.4
DCIP equipment rental expense (1)	Operating expense	0.8	1.4	2.7	4.4
Gross exhibition cost on AC JV Fathom Events programming	Film exhibition costs	2.9	3.5	13.0	8.5
Screenvision screen advertising revenues	Other revenues	3.8	3.8	11.5	11.3
(1)	The Company pays equipment rent monthly and records the equipment rental expense on a straight-line basis over 12 years.

NOTE 6—CORPORATE BORROWINGS

A summary of the carrying value of corporate borrowings and capital and finance lease obligations is as follows:

(In millions)	September 30, 2019	December 31, 2018
Odeon Revolving Credit Facility Due 2022 (2.5% + Base Rate of 0.75% as of September 30, 2019)	$10.0	$11.9
Senior Secured Credit Facility-Term Loan due 2026 (5.23% as of September 30, 2019)	1,990.0	—
Senior Secured Credit Facility-Term Loan due 2022	—	854.2
Senior Secured Credit Facility-Term Loan due 2023	—	491.2
6.0% Senior Secured Notes due 2023	—	230.0
2.95% Senior Unsecured Convertible Notes due 2024	600.0	600.0
5.0% Promissory Note payable to NCM due 2019	1.3	1.3
5.875% Senior Subordinated Notes due 2022	—	375.0
6.375% Senior Subordinated Notes due 2024 (£500 million par value)	614.9	634.1
5.75% Senior Subordinated Notes due 2025	600.0	600.0
5.875% Senior Subordinated Notes due 2026	595.0	595.0
6.125% Senior Subordinated Notes due 2027	475.0	475.0
Finance lease obligations	99.5	560.3
Debt issuance costs	(90.7)	(104.4)
Net discounts	(73.1)	(64.4)
Derivative liability	9.1	24.0
	4,831.0	5,283.2
Less:
Current maturities corporate borrowings	(21.4)	(15.2)
Current maturities finance lease obligations	(10.0)	—
Current maturities capital and financing lease obligations	—	(67.0)
	$4,799.6	$5,201.0

Senior Secured Credit Facility – Term Loan due 2026

On April 22, 2019, the Company entered into the Sixth Amendment to Credit Agreement (the “Sixth Amendment”) amending the Credit Agreement dated April 30, 2013, by and among the Company, each lender party thereto and Citicorp North America, Inc. (“Citi”), as administrative agent. After giving effect to the Sixth Amendment, the Credit Agreement provides for senior secured financing of $2,225.0 million in aggregate, consisting of (1) $2,000.0 million in aggregate principal amount of senior secured tranche B loans maturing April 22, 2026 (the “Term Loan Facility”) and (2) a $225.0 million senior secured revolving credit facility (which includes borrowing capacity available for letters of credit) maturing April 22, 2024 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”). The loans were used to repay all of the Company’s existing term loans in an aggregate principal amount of approximately $1,338.5 million and to fund the redemptions of the 5.875% Senior Subordinated Notes due 2022 and the 6.0% Senior Secured Notes due 2023. The Company recorded a loss of $16.6 million related to these transactions, comprised of $14.1 million of extinguishment losses and $2.5 million of third party costs related to the modification of the Term Loans under the Senior Secured Credit Facility.

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

Borrowings under the Term Loan Facility will bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the prime rate of Citi and (c) LIBOR determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) an applicable margin plus LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. Borrowings under the Revolving Credit Facility will bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the prime rate of Citi and (c) LIBOR determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. As of the date hereof, the applicable margins for LIBOR borrowings under the Term Loan Facility and the Revolving Credit Facility are 3.00% and 2.25%, respectively.

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

Senior Unsecured Convertible Notes due 2024

Carrying value (in millions) as of September 30, 2019:

	Carrying Value		Carrying Value
	as of	Increase to	as of
	December 31, 2018	Expense (Income)	September 30, 2019
Principal balance	$600.0	$—	$600.0
Discount	(86.7)	9.6	(77.1)
Debt issuance costs	(13.0)	1.4	(11.6)
Derivative liability	24.0	(14.9)	9.1
Carrying Value	$524.3	$(3.9)	$520.4

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

The Company bifurcated the conversion feature from the principal balance of the Convertible Notes due 2024 as a derivative liability because (1) a conversion feature is not clearly and closely related to the debt instrument and the reset of the conversion price discussed in the following paragraph causes the conversion feature to not be considered indexed to the Company’s equity, (2) the conversion feature standing alone meets the definition of a derivative, and (3) the Convertible Notes due 2024 are not remeasured at fair value each reporting period with changes in fair value recorded in the condensed consolidated statement of operations. The initial derivative liability of $90.4 million is offset by a discount to the principal balance and is amortized to interest expense resulting in an effective rate of 5.98% over the term of the Convertible Notes due 2024. The Company also recorded debt issuance costs of approximately $13.6 million related to the issuance of the Convertible Notes due 2024 and will amortize those costs to interest expense under the effective interest method over the term of the Convertible Notes due 2024. The Company recorded interest expense for the three and nine months ended September 30, 2019 of $8.2 million and $24.2 million, respectively. The derivative liability is remeasured at fair value each reporting period with changes in fair value recorded in the condensed consolidated statement of operations as other expense or income. See Note 9—Fair Value Measurements for a discussion of the valuation methodology. For the three and nine months ended September 30, 2019, this resulted in other (expense) income of $(5.7) million and $14.9 million, respectively. The if-converted value of the Convertible Notes due 2024 is less than the principal balance by approximately $261.2 million as of September 30, 2019 based on the closing price per share of the Company’s common stock of $10.70 per share.

Upon conversion by a holder of the Convertible Notes due 2024, the Company shall deliver, at its election, either cash, shares of the Company’s Class A common stock or a combination of cash and shares of the Company’s Class A common stock at a conversion rate of 52.7704 per $1,000 principal amount of the Convertible Notes due 2024 (which represents an initial conversion price of $18.95), in each case subject to customary anti-dilution adjustments. As of September 30, 2019, the $600.0 million principal balance of the Convertible Notes due 2024 would be convertible into 31,662,269 shares of Class A common stock. In addition to typical anti-dilution adjustments, in the event that the then-applicable conversion price is greater than 120% of the average of the volume-weighted average price of the Company’s Class A common stock for the ten days prior to the second anniversary of issuance (the “Reset Conversion Price”), the conversion price for the Convertible Notes due 2024 is subject to a reset provision that would adjust the conversion price downward to such Reset Conversion Price. However, this conversion price reset provision is subject to a conversion price floor such that the shares of the Company’s Class A common stock issuable upon conversion would not exceed 30% of the Company’s then outstanding fully-diluted share capital after giving effect to the conversion. In addition, a trigger of the reset provision would result in up to 5,666,000 shares of the Company’s Class B common stock held by Wanda becoming subject to forfeiture and retirement by the Company at no additional cost pursuant to the stock repurchase agreement between the Company and Wanda discussed in Note 7—Stockholders’ Equity. This cancellation agreement is a contingent call option for the forfeiture shares, which is a freestanding derivative measured at fair value on a recurring basis. The feature is contingent on the same reset of the conversion price which is part of the conversion feature. The initial derivative asset of $10.7 million is offset by a credit to stockholders’ equity related to the Class B common stock purchase and cancellation. The forfeiture shares feature is not clearly and closely related to the Convertible Notes due 2024 host and it is bifurcated and accounted for as a derivative asset measured at fair value through earnings each reporting period with changes in fair value recorded in the condensed consolidated statement of operations as other expense or income. See Note 9—Fair Value Measurements for a discussion of the valuation methodology. For the three and nine months ended September 30, 2019, this resulted in other income of $8.5 million and $0.5 million, respectively. Additionally, the conversion rate will be adjusted if any cash dividend or distribution is made to all or substantially all holders of the Company’s common stock (other than the special dividend referenced above and a regular, quarterly cash dividend that does not exceed $0.20 per share until the second anniversary of issuance and $0.10 per share thereafter). Any Convertible Notes due 2024 that are converted in connection with a Make-Whole Fundamental Change (as defined in the Indenture (the “Indenture”) governing the Convertible Notes due 2024) are, under certain circumstances, entitled to an increase in the conversion rate.

The Company has the option to redeem the Convertible Notes due 2024 for cash on or after the fifth anniversary of issuance at par if the price for the Company’s Class A common stock is equal to or greater than 150% of the then applicable conversion price for 20 or more trading days out of a consecutive 30 day trading period (including the final three trading days), at which time the holders have the option to convert. The Company also has the option to redeem the Convertible Notes due 2024, between the second and third anniversary of issuance, if the reset provision described above is triggered at a redemption price in cash that would result in the noteholders realizing a 15% internal rate of return from the date of issuance regardless of when any particular noteholder acquired its Convertible Notes due 2024. The Company also bifurcated this redemption feature from the principal balance of the Convertible Notes due 2024 and considered it as a part of the overall fair value of the derivative liability. For the three and nine months ended September 30, 2019, the Company recorded other expense (income) of $5.7 million and $(14.9) million, respectively, related to the decrease in fair value of its derivative liability for the Convertible Notes due 2024.

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

NOTE 7—STOCKHOLDERS’ EQUITY

Dividends

The following is a summary of dividends and dividend equivalents paid to stockholders during the three and nine months ended September 30, 2019:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 15, 2019	March 11, 2019	March 25, 2019	$0.20	$21.3
May 3, 2019	June 10, 2019	June 24, 2019	0.20	21.3
August 2, 2019	September 9, 2019	September 23, 2019	0.20	21.3

On October 24, 2019, the Holdings’ Board of Directors declared a cash dividend in the amount of $0.20 per share on its Class A and Class B common stock, payable on December 16, 2019 to stockholders of record on December 2, 2019.

Related Party Transactions

As of September 30, 2019 and December 31, 2018, the Company recorded a receivable due from Wanda of $0.6 million and $0.9 million, respectively, for reimbursement of general administrative and other expense incurred on behalf of Wanda. For the three and nine months ended September 30, 2019, the Company recorded less than $0.1 million and $0.2 million, respectively, of cost reductions for general and administrative services provided on behalf of Wanda. Wanda owns Legendary Entertainment, a motion picture production company. The Company will occasionally play Legendary’s films in its theatres as a result of transactions with independent film distributors.

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

On September 14, 2018, the Company used the proceeds from the Convertible Notes due 2024, and pursuant to a stock repurchase agreement between the Company and Wanda, repurchased 24,057,143 shares of Class B common stock at a price of $17.50 per share or $421.0 million and associated legal fees of $2.6 million. As of September 30, 2019, Wanda owns 49.85% of AMC through its 51,769,784 shares of Class B common stock. With the three-to-one voting ratio between the Company’s Class B and Class A common stock, Wanda retains voting control of AMC with 74.89% of the voting power of the Company’s common stock. As discussed in Note 6—Corporate Borrowings up to 5,666,000 shares of Class B common stock are subject to forfeiture for no consideration in connection with the reset provision contained in the Indenture.

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

For the three and nine months ended September 30, 2019, the Company recognized stock-based compensation expense of $2.1 million and $11.5 million, respectively, within general and administrative: other. For the three and nine months ended September 30, 2018, the Company recognized stock-based compensation expense of $4.2 million and $10.9 million, respectively, within general and administrative: other.

The components of the Company’s recorded and unrecognized stock-based compensation expense are as follows:

				Additional
	Amount Recognized	Amount Recognized	Amount	Expected to	Expected to	Expected to
	Three Months Ended	Nine Months Ended	Unrecognized	Recognize	Recognize	Recognize
Grant Tranche	September 30, 2019	September 30, 2019	September 30, 2019	2019	2020	2021
2019 Board of Directors	$—	$0.5	$—	$—	$—	$—
2019 RSU awards	1.0	2.5	8.2	1.1	3.6	3.5
2019 PSU awards (1)	(0.1)	2.5	—	—	—	—
2018 RSU awards	0.7	2.4	3.9	0.8	3.1	—
2018 PSU awards (1)	(0.2)	1.3	—	—	—	—
2017 RSU awards	0.4	1.3	0.4	0.4	—	—
2017 RSU NEO awards	0.3	1.0	0.3	0.3	—	—
2017 PSU awards (2)	—	—	—	—	—	—
	$2.1	$11.5	$12.8	$2.6	$6.7	$3.5
(1)	During the three months ended September 30, 2019, the Company determined that achieving the three-year net profit performance thresholds of the 2018 and 2019 Performance Stock Units was no longer probable and ceased accruing any additional expense on these units. If the Company later determines that achieving the performance thresholds is improbable, the Company would reverse all previously recorded expense. If the Company later determines that the performance thresholds are probable, then historical expense would be reinstated, and the Company would resume recognizing expense.
(2)	During the year ended December 31, 2017, the Company determined that achieving the three-year performance thresholds of the 2017 Performance Stock Units was improbable and reversed all previously recorded expense and ceased accruing any additional expense on these units. If the Company later determines that the performance thresholds are probable, then historical expense would be reinstated, and the Company would resume recognizing expense.

Awards Granted in 2019

The Company’s Board of Directors approved awards of stock, restricted stock units (“RSUs”), and performance stock units (“PSUs”) to certain of the Company’s employees and directors under the Plan. The fair value of the stock at the grant date of March 6, 2019 was $15.13 per share and was based on the closing price of Holdings’ stock.

The award agreements generally had the following features:

●	Stock Award: On March 6, 2019, five members of Holdings’ Board of Directors were granted awards of 25,703 fully vested shares of Class A common stock in the aggregate. On May 7, 2019 one member of Holdings’ Board of Directors was granted an award of 3,096 vested shares of Class A common stock and on July 8, 2019 one member of Holdings’ Board of Directors was granted an award of 3,665 restricted shares of Class A common stock. The Company recognized approximately $0.5 million of expense in general and administrative: other expense during the nine months ended September 30, 2019, in connection with these share grants.

●	Restricted Stock Unit Awards: On March 6, 2019, RSU awards of 730,167 units were granted to certain members of management and executive officers. The grant date fair value was approximately $11.0 million based on a stock price of $15.13 on March 6, 2019. Each RSU represents the right to receive one share of Class A common stock at a future date. The RSUs vest over 3 years with 1/3 vesting on each of January 2, 2020, 2021, and 2022. The RSUs will be settled within 30 days of vesting. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs.

●	Performance Stock Unit Award: On March 6, 2019, PSU awards of 730,167 were granted to certain members of management and executive officers, with three-year cumulative adjusted EBITDA, diluted earnings per share, and net profit performance target conditions and service conditions, covering a performance period beginning January 1, 2019 and ending on December 31, 2021. The PSUs will vest based on achieving 80% to 120% of the performance targets with the corresponding vested unit amount ranging from 30% to 200%. If the performance target is met at 100%, the PSU awards granted on March 6, 2019, will vest at 730,167 units in the aggregate. No PSUs will vest if Holdings does not achieve 80% of the three-year cumulative adjusted EBITDA, diluted earnings per share, and net profit performance target. Additionally, unvested PSU’s shall be ratably forfeited upon termination of service prior to December 31, 2021. If service terminates prior to January 2, 2020, all unvested PSU’s shall be forfeited, if service terminates prior to January 2, 2021, 2/3 of unvested PSU’s shall be forfeited and if service terminates prior to January 4, 2022, 1/3 of unvested PSU’s shall be forfeited. The vested PSUs will be settled within 30 days of vesting which will occur upon certification of performance results by the Compensation Committee of the Board of Directors. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the PSUs began to accrue with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the PSUs.

The following table represents the nonvested RSU and PSU activity for the nine months ended September 30, 2019:

		Weighted
		Average
	Shares of RSU	Grant Date
	and PSU	Fair Value
Beginning balance at January 1, 2019	1,934,447	$21.50
Granted	1,460,334	15.13
Vested	(303,201)	21.76
Forfeited	(153,871)	16.94
Cancelled (1)	(100,840)	21.46
Nonvested at September 30, 2019	2,836,869	$17.62
(1)	Represents vested RSUs surrendered in lieu of taxes and returned to the 2013 Equity Incentive Plan.

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2019

								Accumulated
	Class A Voting		Class B Voting		Additional			Other	Accumulated	Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Earnings	Stockholders’
(In millions, except share and per share data)	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	(Deficit)	Equity
Balances December 31, 2018	55,401,325	$0.5	51,769,784	$0.5	$1,998.4	3,732,625	$(56.4)	$5.5	$(550.9)	$1,397.6
Cumulative effect adjustments for the adoption of new accounting principles (ASU 842)	—	—	—	—	—	—	—	—	78.8	78.8
Net loss	—	—	—	—	—	—	—	—	(130.2)	(130.2)
Other comprehensive loss	—	—	—	—	—	—	—	(24.9)	—	(24.9)
Dividends declared:
Class A common stock, $0.20/share, net of forfeitures	—	—	—	—	—	—	—	—	(10.7)	(10.7)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	—	(10.4)	(10.4)
Taxes paid for restricted unit withholdings	—	—	—	—	(1.1)	—	—	—	—	(1.1)
Reclassification from temporary equity	75,712	—	—	—	0.4	—	—	—	—	0.4
Stock-based compensation	328,904	—	—	—	4.0	—	—	—	—	4.0
Balances March 31, 2019	55,805,941	$0.5	51,769,784	$0.5	$2,001.7	3,732,625	$(56.4)	$(19.4)	$(623.4)	$1,303.5
Cumulative effect adjustments for the adoption of new accounting principles (ASU 842)	—	—	—	—	—	—	—	—	(2.6)	(2.6)
Net earnings	—	—	—	—	—	—	—	—	49.4	49.4
Other comprehensive loss	—	—	—	—	—	—	—	(9.2)	—	(9.2)
Dividends declared:
Class A common stock, $0.20/share, net of forfeitures	—	—	—	—	—	—	—	—	(10.7)	(10.7)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	—	(10.4)	(10.4)
Taxes paid for restricted unit withholdings	—	—	—	—	(0.3)	—	—	—	—	(0.3)
Stock-based compensation	3,096	—	—	—	5.4	—	—	—	—	5.4
Balances June 30, 2019	55,809,037	$0.5	51,769,784	$0.5	$2,006.8	3,732,625	$(56.4)	$(28.6)	$(597.7)	$1,325.1
Net loss	—	—	—	—	—	—	—	—	(54.8)	(54.8)
Other comprehensive loss	—	—	—	—	—	—	—	(68.1)	—	(68.1)
Dividends declared:
Class A common stock, $0.20/share, net of forfeitures	—	—	—	—	—	—	—	—	(10.6)	(10.6)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	—	(10.4)	(10.4)
Stock-based compensation	3,665	—	—	—	2.1	—	—	—	—	2.1
Balances September 30, 2019	55,812,702	$0.5	51,769,784	$0.5	$2,008.9	3,732,625	$(56.4)	$(96.7)	$(673.5)	$1,183.3

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2018

								Accumulated
	Class A Voting		Class B Voting		Additional			Other	Accumulated	Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Earnings	Stockholders’
(In millions, except share and per share data)	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	(Deficit)	Equity
Balances December 31, 2017	55,010,160	$0.5	75,826,927	$0.8	$2,241.6	3,232,625	$(48.2)	$125.6	$(207.9)	$2,112.4
Cumulative effect adjustments for the adoption of new accounting principles (ASU 606, ASU 2016-01 and ASU 2018-02)	—	—	—	—	—	—	—	4.4	(36.2)	(31.8)
Net earnings	—	—	—	—	—	—	—	—	17.7	17.7
Other comprehensive income	—	—	—	—	—	—	—	10.7	—	10.7
Dividends declared:
Class A common stock, $0.20/share	—	—	—	—	—	—	—	—	(10.8)	(10.8)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	—	(15.2)	(15.2)
Reversed dividend accrual for nonvested PSU's	—	—	—	—	—	—	—	—	0.7	0.7
RSUs surrendered to pay for payroll taxes	—	—	—	—	(1.8)	—	—	—	—	(1.8)
Reclassification from temporary equity	27,195	—	—	—	0.3	—	—	—	—	0.3
Stock-based compensation	354,060	—	—	—	2.8	—	—	—	—	2.8
Balances March 31, 2018	55,391,415	$0.5	75,826,927	$0.8	$2,242.9	3,232,625	$(48.2)	$140.7	$(251.7)	$2,085.0
Net earnings	—	—	—	—	—	—	—	—	22.2	22.2
Other comprehensive loss	—	—	—	—	—	—	—	(107.2)	—	(107.2)
Dividends declared:
Class A common stock, $0.20/share	—	—	—	—	—	—	—	—	(10.8)	(10.8)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	—	(15.2)	(15.2)
Reclassification from temporary equity	9,910	—	—	—	0.1	—	—	—	—	0.1
Stock-based compensation	—	—	—	—	4.0	—	—	—	—	4.0
Class A common stock repurchases	—	—	—	—	—	500,000	(8.2)	—	—	(8.2)
Balances June 30, 2018	55,401,325	$0.5	75,826,927	$0.8	$2,247.0	3,732,625	$(56.4)	$33.5	$(255.5)	$1,969.9
Net loss	—	—	—	—	—	—	—	—	(100.4)	(100.4)
Other comprehensive loss	—	—	—	—	—	—	—	(7.5)	—	(7.5)
Dividends declared:
Class A common stock, $0.20/share	—	—	—	—	—	—	—	—	(10.6)	(10.6)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	—	(15.3)	(15.3)
Special dividend declared:
Class A common stock, $1.55/share	—	—	—	—	—	—	—	—	(82.7)	(82.7)
Class B common stock, $1.55/share	—	—	—	—	—	—	—	—	(80.2)	(80.2)
Stock-based compensation	—	—	—	—	4.2	—	—	—	—	4.2
Class B common stock repurchase and cancellation	—	—	(24,057,143)	(0.3)	(256.7)	—	—	—	(165.9)	(422.9)
Balances September 30, 2018	55,401,325	$0.5	51,769,784	$0.5	$1,994.5	3,732,625	$(56.4)	$26.0	$(710.6)	$1,254.5

NOTE 8—INCOME TAXES

The Company’s worldwide effective income tax rate is based on expected income, statutory rates, valuation allowances against deferred tax assets and tax planning opportunities available in the various jurisdictions in which it operates. For interim financial reporting, the Company estimates the worldwide annual income tax rate based on projected taxable income (loss) for the full year and records a quarterly income tax provision or benefit in accordance with the anticipated annual rate, adjusted for discrete items, if any. The Company refines the estimates of the year’s taxable income (loss) as new information becomes available, including actual year-to-date financial results. This continual estimation process often results in a change to the expected worldwide effective income tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected income tax rate. Significant judgment is required in determining the effective tax rate. The Company recognizes income tax-related interest expense and penalties as income tax expense and general and administrative expense, respectively.

At September 30, 2019 and December 31, 2018, the Company has net deferred tax liabilities of $19.1 million and $13.0 million, respectively. During the fourth quarter of 2017, the Company determined that it was appropriate to record a valuation allowance against U.S. deferred tax assets. In addition, several international jurisdictions carry valuation allowances against their deferred tax assets. As a result, the effective tax rate for the nine months ended September 30, 2019 reflects the impact of these valuation allowances against U.S. and international deferred tax assets generated during the nine month period. For the remainder of 2019, the Company anticipates income tax expense will relate to domestic state tax expense, changes in domestic indefinite-lived liabilities, and international tax expense incurred in certain profitable jurisdictions. The Company evaluates its deferred tax assets each period to determine if a valuation allowance is required based on whether it is “more likely than not” that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods on a federal, state and foreign jurisdiction basis. The Company conducts its evaluation by considering all available positive and negative evidence, including historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlooks for the U.S. motion picture and broader economy, among others.

The projected worldwide effective tax rate based on annual projected earnings for the year ending December 31, 2019 is (8.0)%. The actual effective rate for the nine months ended September 30, 2019 was (8.7)%. The Company’s consolidated tax rate for the nine months ended September 30, 2019 differs from the U.S. statutory tax rate primarily due to the valuation allowances in U.S. and foreign jurisdictions, foreign tax rate differences, federal and state tax credits, partially offset by state income taxes, permanent differences related to interest, compensation, and other discrete items.

Tax contingencies and other income tax liabilities were $25.8 million and $22.0 million as of September 30, 2019 and December 31, 2018, respectively, and are included in other long-term liabilities. The increase relates primarily to state income taxes and state income tax credits. The Company also continues to be subject to examination by the IRS and the fiscal year ended March 29, 2012 (tax year 2011) is currently under extended statute. The Company’s operations in certain jurisdictions outside of the U.S. remain subject to examination for tax years 2012 to 2018, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to the Company’s condensed consolidated financial statements. The Company believes its allowances for income tax contingencies are adequate. Based on the information currently available, the Company does not anticipate a material (or significant) increase or decrease to its tax contingencies within the next 12 months.

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

Recurring Fair Value Measurements. The following table summarizes the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of September 30, 2019:

		Fair Value Measurements at September 30, 2019 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Money market mutual funds	$0.6	$0.6	$—	$—
Derivative asset	56.2	—	—	56.2
Investments measured at net asset value (1)	11.1	—	—	—
Equity securities, available-for-sale:
Investment in NCM	1.6	1.6	—	—
Total assets at fair value	$69.5	$2.2	$—	$56.2

Corporate Borrowings:
Derivative liability	$9.1	$—	$—	$9.1
Total liabilities at fair value	$9.1	$—	$—	$9.1
(1)	The investments relate to non-qualified deferred compensation arrangements on behalf of certain members of management. The Company has an equivalent liability for this related-party transaction recorded in other long-term liabilities for the deferred compensation obligation.

Valuation Techniques. The Company’s money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. See Note 10—Accumulated Other Comprehensive Loss for the unrealized gain on the equity securities recorded in accumulated other comprehensive loss.

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

Other Fair Value Measurement Disclosures. The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at September 30, 2019 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$21.4	$—	$20.3	$1.4
Corporate borrowings	4,710.1	—	4,126.7	521.9

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

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the change in accumulated other comprehensive income (loss) by component:

			Unrealized Net
			Gain (Loss)
		Pension and	from Equity
	Foreign	Other	Method Investees’
(In millions)	Currency	Benefits (1)	Cash Flow Hedge	Total
Balance, December 31, 2018	$7.2	$(1.8)	$0.1	$5.5
Other comprehensive income (loss) before reclassifications	(102.9)	0.2	(0.1)	(102.8)
Amounts reclassified from accumulated other comprehensive income	0.6	—	—	0.6
Balance, September 30, 2019	$(95.1)	$(1.6)	$—	$(96.7)

The tax effects allocated to each component of other comprehensive loss during the three months ended September 30, 2019 and September 30, 2018 are as follows:

	Three Months Ended
	September 30, 2019			September 30, 2018
		Tax			Tax
	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax
(In millions)	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized foreign currency translation adjustment (1)	$(68.2)	$—	$(68.2)	$(5.7)	$—	$(5.7)
Pension and other benefit adjustments:
Net gain (loss) arising during the period	0.1	—	0.1	0.2	(0.1)	0.1
Equity method investee's cash flow hedge:
Realized net (gain) loss reclassified into equity in earnings of non-consolidated entities	—	—	—	(2.5)	0.6	(1.9)
Other comprehensive income (loss)	$(68.1)	$—	$(68.1)	$(8.0)	$0.5	$(7.5)
(1)	Deferred tax impacts of foreign currency translation for the international operations have not been recorded due to the Company’s intent to remain permanently invested.

The tax effects allocated to each component of other comprehensive loss during the nine months ended September 30, 2019 and September 30, 2018 are as follows:

	Nine Months Ended
	September 30, 2019			September 30, 2018
		Tax			Tax
	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax
(In millions)	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized foreign currency translation adjustment (1)	$(102.9)	$—	$(102.9)	$(101.7)	$0.1	$(101.6)
Realized loss on foreign currency transactions	0.6	—	0.6	1.0	—	1.0
Pension and other benefit adjustments:
Net gain (loss) arising during the period	0.2	—	0.2	(1.5)	0.2	(1.3)
Equity method investee's cash flow hedge:
Unrealized net holding gain (loss) arising during the period	(0.1)	—	(0.1)	0.2	—	0.2
Realized net (gain) loss reclassified into equity in earnings of non-consolidated entities	—	—	—	(2.8)	0.6	(2.2)
Other comprehensive income (loss)	$(102.2)	$—	$(102.2)	$(104.8)	$0.9	$(103.9)
(1)	Deferred tax impacts of foreign currency translation for the international operations have not been recorded due to the Company’s intent to remain permanently invested.

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

Below is a breakdown of select financial information by reportable operating segment:

	Three Months Ended		Nine Months Ended
Revenues (In millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
U.S. Markets	$970.7	$895.6	$2,999.1	$3,007.1
International Markets	346.1	325.8	1,024.2	1,040.4
Total revenues	$1,316.8	$1,221.4	$4,023.3	$4,047.5

	Three Months Ended		Nine Months Ended
Adjusted EBITDA (1) (In millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
U.S. Markets (2)	$116.3	$105.0	$395.8	$535.6
International Markets	40.2	37.4	106.5	129.5
Total Adjusted EBITDA	$156.5	$142.4	$502.3	$665.1
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

(2)	Distributions from NCM are reported entirely within the U.S. markets segment.

	Three Months Ended		Nine Months Ended
Capital Expenditures (In millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
U.S. Markets	$84.3	$92.9	$243.9	$264.9
International Markets	34.0	40.9	104.3	110.0
Total capital expenditures	$118.3	$133.8	$348.2	$374.9

Financial Information About Geographic Area:

	Three Months Ended		Nine Months Ended
Revenues (In millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
United States	$970.7	$895.6	$2,999.1	$3,007.1
United Kingdom	119.7	123.4	356.3	379.7
Spain	55.8	47.9	146.6	139.7
Sweden	42.9	43.1	124.7	137.0
Italy	40.8	29.5	139.2	124.1
Germany	30.4	22.3	91.0	79.6
Finland	23.7	22.2	71.8	72.3
Ireland	9.0	10.3	26.3	29.6
Other foreign countries	23.8	27.1	68.3	78.4
Total	$1,316.8	$1,221.4	$4,023.3	$4,047.5

	As of	As of
Long-term assets, net (In millions)	September 30, 2019	December 31, 2018
United States	$9,124.2	$5,826.5
International	3,708.4	2,888.0
Total long-term assets (1)	$12,832.6	$8,714.5
(1)	Long-term assets are comprised of property, intangible assets, goodwill, deferred income tax assets and other long-term assets, and for 2019, right-of-use assets.

The following table sets forth a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net loss	$(54.8)	$(100.4)	$(135.6)	$(60.5)
Plus:
Income tax provision (benefit)	(0.2)	11.1	10.9	13.2
Interest expense	85.1	84.0	255.1	248.9
Depreciation and amortization	112.1	130.2	337.1	398.4
Certain operating expenses (1)	5.3	6.6	10.1	16.2
Equity in earnings of non-consolidated entities (2)	(7.5)	(70.0)	(24.2)	(74.0)
Cash distributions from non-consolidated entities (3)	4.7	3.1	17.0	30.9
Attributable EBITDA (4)	0.9	2.1	3.8	3.7
Investment income	(0.5)	(0.7)	(18.7)	(7.4)
Other expense (income) (5)	(1.5)	54.1	4.6	57.7
Non-cash rent - purchase accounting (6)	6.1	—	19.5	—
General and administrative — unallocated:
Merger, acquisition and other costs (7)	4.7	18.1	11.2	27.1
Stock-based compensation expense (8)	2.1	4.2	11.5	10.9
Adjusted EBITDA	$156.5	$142.4	$502.3	$665.1
(1)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens including the related accretion of interest, non-cash deferred digital equipment rent expense, and disposition of assets and other non-operating gains or losses included in operating expenses. The Company has excluded these items as they are non-cash in nature, include components of interest cost for the time value of money or are non-operating in nature.

(2)	For the three and nine months ended September 30, 2019, the Company recorded $6.5 million and $21.1 million, respectively, in earnings from DCIP. For the three months ended September 30, 2018, the Company recorded equity in earnings related to its sale of all remaining NCM units of $28.9 million and a gain of $30.1 million related to the Screenvision merger. Equity in earnings of non-consolidated entities also includes loss on the surrender (disposition) of a portion of the Company’s investment in NCM of $1.1 million during the nine months ended September 30, 2018. Equity in earnings of non-consolidated entities for the nine months ended September 30, 2018 includes a lower of carrying value impairment loss on the held-for-sale portion of NCM of $16.0 million.

(3)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. The Company believes including cash distributions is an appropriate reflection of the contribution of these investments to its operations.

(4)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain international markets. See below for a reconciliation of the Company’s equity loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where the Company holds a significant market share, the Company believes attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. The Company also provides services to these theatre operators including information technology systems, certain on-screen advertising services and its gift card and package ticket program.

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Equity in earnings of non-consolidated entities	$(7.5)	$(70.0)	$(24.2)	$(74.0)
Less:
Equity in earnings of non-consolidated entities excluding International theatre JV's	(7.4)	(68.5)	(23.2)	(72.1)
Equity in earnings of International theatre JV's	0.1	1.5	1.0	1.9
Income tax provision	0.1	0.1	0.2	0.2
Investment income	(0.1)	(0.1)	(0.6)	(0.3)
Interest expense	—	—	0.1	—
Depreciation and amortization	0.5	0.6	2.8	1.9
Other expense	0.3	—	0.3	—
Attributable EBITDA	$0.9	$2.1	$3.8	$3.7

(5)	Other expense (income) for the three months ended September 30, 2019 includes income of $8.5 million due to the increase in fair value of the derivative asset related to the Company’s Convertible Notes due 2024, expense of $5.7 million as a result of the decrease in fair value of its derivative liability, and loss on Pound sterling forward contract of $0.7 million. Other expense for the nine months ended September 30, 2019 includes $16.6 million of fees related to modifications of term loans income and $1.7 million loss on GBP forward contract, partially offset by income of $14.9 million due to the decrease in fair value of the derivative liability related to the Company’s Convertible Notes due 2024. During the three months ended September 30, 2018, the Company recorded expense of $54.1 million as a result of an increase in fair value of the derivative liability for the Convertible Notes due 2024. Other expense (income) for the three and nine months ended September 30, 2018 includes financing losses and financing related foreign currency transaction losses.

(6)	Reflects amortization of certain intangible assets reclassified from depreciation and amortization to rent expense, due to the adoption of ASC 842.

(7)	Merger, acquisition and other costs are excluded as they are non-operating in nature.

(8)	Stock-based compensation expense is non-cash expense included in general and administrative: other.

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

On January 12, 2018 and January 19, 2018, two putative federal securities class actions, captioned Hawaii Structural Ironworkers Pension Trust Fund v. AMC Entertainment Holdings, Inc., et al., Case No. 1:18-cv-00299-AJN (the “Hawaii Action”), and Nichols v. AMC Entertainment Holdings, Inc., et al., Case No. 1:18-cv-00510-AJN (the “Nichols Action,” and together with the Hawaii Action, the “Actions”), respectively, were filed against the Company in the U.S. District Court for the Southern District of New York.  The Actions, which name certain of the Company’s officers and directors and, in the case of the Hawaii Action, the underwriters of the Company’s February 8, 2017 secondary public offering, as defendants, assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933

and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 with respect to alleged material misstatements and omissions in the registration statement for the secondary public offering and in certain other public disclosures. On May 30, 2018, the court consolidated the Actions. On January 22, 2019, the defendants moved to dismiss the Second Amended Class Action Complaint. On September 23, 2019, the court granted the motion to dismiss in part and denied it in part.

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

On October 2, 2019, a stockholder derivative complaint, captioned Kenna v. Aron, et al., Case No. 1:19-cv-09148 (the “Kenna Action”), was filed in the U.S. District Court for the Southern District of New York. The Kenna Action asserts the same claims as the Gantulga Action based on substantially similar allegations. The parties filed a joint stipulation to stay the action, which the court granted on October 17, 2019.

On April 22, 2019, a putative stockholder class and derivative complaint, captioned Lao v. Dalian Wanda Group Co., Ltd., et al., C.A. No. 2019-0303-JRS (the “Lao Action”), was filed against certain of the Company’s directors, Wanda, two of Wanda’s affiliates, Silver Lake, and one of Silver Lake’s affiliates in the Delaware Court of Chancery. The Lao Action asserts claims directly, on behalf of a putative class of Company stockholders, and derivatively, on behalf of the Company, for breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty with respect to transactions that the Company entered into with affiliates of Wanda and Silver Lake on September 14, 2018, and the special cash dividend of $1.55 per share of common stock that was payable on September 28, 2018 to the Company’s stockholders of record as of September 25, 2018. On July 18, 2019, the Company’s Board of Directors formed a Special Litigation Committee to investigate and evaluate the claims and allegations asserted in the Lao Action and make a determination as to how the Company should proceed with respect to the Lao Action. On October 25, 2019, the court granted a motion to stay the action for six months to allow the Special Litigation Committee to complete its investigation.

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

NOTE 13—LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share includes the effects of potential dilutive shares from the conversion feature of the Convertible Notes due 2024, if dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Numerator:
Net loss for basic loss per share	$(54.8)	$(100.4)	$(135.6)	$(60.5)
Net loss for diluted loss per share	$(54.8)	$(100.4)	$(135.6)	$(60.5)

Denominator (shares in thousands):
Weighted average shares for basic loss per common share	103,850	123,126	103,826	126,386
Common equivalent shares if converted: convertible notes 2024	—	—	—	—
Weighted average shares for diluted loss per common share	103,850	123,126	103,826	126,386
Basic loss per common share	$(0.53)	$(0.82)	$(1.31)	$(0.48)
Diluted loss per common share	$(0.53)	$(0.82)	$(1.31)	$(0.48)

Vested RSUs and PSU’s have dividend rights identical to the Company’s Class A and Class B common stock and are treated as outstanding shares for purposes of computing basic and diluted earnings per share. Certain unvested RSUs and unvested PSUs are subject to performance conditions and are included in diluted earnings per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the Company’s 2013 Equity Incentive Plan if the end of the reporting period were the end of the contingency period. For the nine months ended September 30, 2019, unvested PSU’s of 488,931 at the minimum performance target were not included in the computation of diluted loss per share because they would not be issuable if the end of the reporting period were the end of the contingency period. For the nine months ended September 30, 2019, unvested RSU’s of 1,207,102 were not included in the computation of diluted loss per share because they would be anti-dilutive.

For the nine months ended September 30, 2018, unvested PSU’s of 411,657 at the minimum performance target were not included in the computation of diluted loss per share since the shares would not be issuable under the terms of the Plan, if the end of the reporting period were the end of the contingency period. For the nine months ended September 30, 2018, unvested RSU’s of 902,004 were not included in the computation of diluted loss per share because they would be anti-dilutive.

The Company uses the if-converted method for calculating any potential dilutive effect of the Convertible Notes due 2024 that were issued on September 14, 2018. The Company has not adjusted net loss for the three and nine months ended September 30, 2019 to eliminate the interest expense of $8.2 million and $24.2 million, respectively, and the loss (gain) for the derivative liability related to the Convertible Notes due 2024 of $5.7 million and $(14.9) million, respectively, in the computation of diluted loss per share because the effects would be anti-dilutive. The Company has not included in diluted weighted average shares of approximately 31.7 million shares issuable upon conversion for the three and nine months ended September 30, 2019, as the effects would be anti-dilutive. For the three and nine months ended September 30, 2018, the Company has not adjusted net loss to eliminate the interest expense or the change for the derivative liability related to the Convertible Notes due 2024 of $1.5 million and $54.1 million, respectively. The Company has not included in diluted weighted average shares approximately 5.9 million shares and 2.0 million shares upon conversion for the three and nine months ended September 30, 2018, respectively, as the effects would be anti-dilutive. Based on the current conversion price of $18.95 per share the Convertible Notes due 2024 are convertible into 31,662,269 Class A common shares.

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

The condensed consolidating information for the guarantors/non-guarantors has been retrospectively revised based on the structure that exists as of September 30, 2019 and reflecting changes as a result of the Sixth Amendment.

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2019:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$578.1	$219.2	$—	$797.3
Food and beverage	—	327.1	92.9	—	420.0
Other theatre	—	65.6	33.9	—	99.5
Total revenues	—	970.8	346.0	—	1,316.8
Operating costs and expenses
Film exhibition costs	—	321.6	95.2	—	416.8
Food and beverage costs	—	46.5	20.7	—	67.2
Operating expense, excluding depreciation and amortization	—	303.7	115.3	—	419.0
Rent	—	175.0	63.7	—	238.7
General and administrative:
Merger, acquisition and other costs	—	2.3	2.4	—	4.7
Other, excluding depreciation and amortization	—	22.1	15.4	—	37.5
Depreciation and amortization	—	84.2	27.9	—	112.1
Operating costs and expenses	—	955.4	340.6	—	1,296.0
Operating income	—	15.4	5.4	—	20.8
Other expense (income):
Equity in net loss of subsidiaries	72.6	15.5	—	(88.1)	—
Other expense (income)	(2.7)	1.1	0.3	—	(1.3)
Interest expense:
Corporate borrowings	72.6	73.3	0.7	(73.4)	73.2
Capital and financing lease obligations	—	0.5	1.3	—	1.8
Non-cash NCM exhibitor service agreement	—	10.1	—	—	10.1
Intercompany interest expense	—	—	18.8	(18.8)	—
Equity in earnings of non-consolidated entities	—	(7.1)	(0.4)	—	(7.5)
Investment income	(87.7)	(5.0)	—	92.2	(0.5)
Total other expense	54.8	88.4	20.7	(88.1)	75.8
Loss before income taxes	(54.8)	(73.0)	(15.3)	88.1	(55.0)
Income tax provision (benefit)	—	(0.4)	0.2	—	(0.2)
Net loss	$(54.8)	$(72.6)	$(15.5)	$88.1	$(54.8)

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$539.0	$212.4	$—	$751.4
Food and beverage	—	301.4	83.4	—	384.8
Other theatre	—	55.2	30.0	—	85.2
Total revenues	—	895.6	325.8	—	1,221.4
Operating costs and expenses
Film exhibition costs	—	289.0	89.8	—	378.8
Food and beverage costs	—	43.9	19.7	—	63.6
Operating expense, excluding depreciation and amortization	—	283.6	116.9	—	400.5
Rent	—	152.1	51.6	—	203.7
General and administrative:
Merger, acquisition and other costs	—	9.0	9.1	—	18.1
Other, excluding depreciation and amortization	—	31.7	16.7	—	48.4
Depreciation and amortization	—	94.2	36.0	—	130.2
Operating costs and expenses	—	903.5	339.8	—	1,243.3
Operating loss	—	(7.9)	(14.0)	—	(21.9)
Other expense (income):
Equity in net loss of subsidiaries	42.5	15.9	—	(58.4)	—
Other expense (income):	54.1	0.5	(0.5)	—	54.1
Interest expense:
Corporate borrowings	63.6	59.8	0.8	(59.9)	64.3
Capital and financing lease obligations	—	4.2	5.2	—	9.4
Non-cash NCM exhibitor service agreement	—	10.3	—	—	10.3
Equity in earnings of non-consolidated entities	—	(67.4)	(2.6)	—	(70.0)
Investment income	(59.8)	(0.8)	—	59.9	(0.7)
Total other expense	100.4	22.5	2.9	(58.4)	67.4
Loss before income taxes	(100.4)	(30.4)	(16.9)	58.4	(89.3)
Income tax provision (benefit)	—	12.1	(1.0)	—	11.1
Net loss	$(100.4)	$(42.5)	$(15.9)	$58.4	$(100.4)

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2019:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$1,774.1	$650.2	$—	$2,424.3
Food and beverage	—	1,015.8	265.5	—	1,281.3
Other theatre	—	209.2	108.5	—	317.7
Total revenues	—	2,999.1	1,024.2	—	4,023.3
Operating costs and expenses
Film exhibition costs	—	989.2	275.4	—	1,264.6
Food and beverage costs	—	145.6	59.5	—	205.1
Operating expense, excluding depreciation and amortization	—	910.2	349.0	—	1,259.2
Rent	—	531.1	195.5	—	726.6
General and administrative:
Merger, acquisition and other costs	—	5.8	5.4	—	11.2
Other, excluding depreciation and amortization	—	74.4	52.5	—	126.9
Depreciation and amortization	—	252.1	85.0	—	337.1
Operating costs and expenses	—	2,908.4	1,022.3	—	3,930.7
Operating income	—	90.7	1.9	—	92.6
Other expense (income):
Equity in net loss of subsidiaries	376.3	230.7	—	(607.0)	—
Other expense (income)	(14.7)	19.2	0.6	—	5.1
Interest expense:
Corporate borrowings	217.1	218.6	2.2	(219.2)	218.7
Capital and financing lease obligations	—	1.9	4.1	—	6.0
Non-cash NCM exhibitor service agreement	—	30.4	—	—	30.4
Intercompany interest expense	—	—	237.7	(237.7)	—
Equity in earnings of non-consolidated entities	—	(23.2)	(1.0)	—	(24.2)
Investment income	(443.1)	(19.5)	(13.0)	456.9	(18.7)
Total other expense	135.6	458.1	230.6	(607.0)	217.3
Loss before income taxes	(135.6)	(367.4)	(228.7)	607.0	(124.7)
Income tax provision	—	8.9	2.0	—	10.9
Net loss	$(135.6)	$(376.3)	$(230.7)	$607.0	$(135.6)

Condensed Consolidating Statement of Operations

Nine Months Ended September, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$1,837.9	$684.8	$—	$2,522.7
Food and beverage	—	982.2	254.2	—	1,236.4
Other theatre	—	187.0	101.4	—	288.4
Total revenues	—	3,007.1	1,040.4	—	4,047.5
Operating costs and expenses
Film exhibition costs	—	996.6	280.1	—	1,276.7
Food and beverage costs	—	142.4	59.6	—	202.0
Operating expense, excluding depreciation and amortization	—	866.0	370.9	—	1,236.9
Rent	—	430.8	162.3	—	593.1
General and administrative:
Merger, acquisition and other costs	—	15.2	11.9	—	27.1
Other, excluding depreciation and amortization	—	84.7	50.9	—	135.6
Depreciation and amortization	—	285.6	112.8	—	398.4
Operating costs and expenses	—	2,821.3	1,048.5	—	3,869.8
Operating income (loss)	—	185.8	(8.1)	—	177.7
Other expense (income):
Equity in net (earnings) loss of subsidiaries	(5.3)	23.4	—	(18.1)	—
Other expense	55.1	1.1	1.3	—	57.5
Interest expense:
Corporate borrowings	185.7	185.4	2.8	(185.7)	188.2
Capital and financing lease obligations	—	13.2	16.3	—	29.5
Non-cash NCM exhibitor service agreement	—	31.2	—	—	31.2
Equity in earnings of non-consolidated entities	—	(71.0)	(3.0)	—	(74.0)
Investment income	(175.0)	(17.4)	(0.7)	185.7	(7.4)
Total other expense (income)	60.5	165.9	16.7	(18.1)	225.0
Earnings (loss) before income taxes	(60.5)	19.9	(24.8)	18.1	(47.3)
Income tax provision (benefit)	—	14.6	(1.4)	—	13.2
Net earnings (loss)	$(60.5)	$5.3	$(23.4)	$18.1	$(60.5)

Condensed Consolidating Statement of Comprehensive Loss

Three Months Ended September 30, 2019:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net loss	$(54.8)	$(72.6)	$(15.5)	$88.1	$(54.8)
Other comprehensive income (loss):
Equity in other comprehensive loss of subsidiaries	(68.1)	(53.1)	—	121.2	—
Unrealized foreign currency translation adjustment, net of tax	—	(15.0)	(53.2)	—	(68.2)
Pension and other benefit adjustments:
Net gain arising during the period, net of tax	—	—	0.1	—	0.1
Other comprehensive loss	(68.1)	(68.1)	(53.1)	121.2	(68.1)
Total comprehensive loss	$(122.9)	$(140.7)	$(68.6)	$209.3	$(122.9)

Condensed Consolidating Statement of Comprehensive Loss

Three Months Ended September 30, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net loss	$(100.4)	$(42.5)	$(15.9)	$58.4	$(100.4)
Other comprehensive income (loss):
Equity in other comprehensive loss of subsidiaries	(7.5)	(5.4)	—	12.9	—
Unrealized foreign currency translation adjustment, net of tax	—	(0.2)	(5.5)	—	(5.7)
Pension and other benefit adjustments:
Net gain arising during period, net of tax	—	—	0.1	—	0.1
Equity method investee's cash flow hedge:
Realized net gain reclassified to equity in earnings of non-consolidated entities, net of tax	—	(1.9)	—	—	(1.9)
Other comprehensive loss	(7.5)	(7.5)	(5.4)	12.9	(7.5)
Total comprehensive loss	$(107.9)	$(50.0)	$(21.3)	$71.3	$(107.9)

Condensed Consolidating Statement of Comprehensive Loss

Nine Months Ended September 30, 2019:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net loss	$(135.6)	$(376.3)	$(230.7)	$607.0	$(135.6)
Other comprehensive income (loss):
Equity in other comprehensive loss of subsidiaries	(102.2)	(72.5)	—	174.7	—
Unrealized foreign currency translation adjustment, net of tax	—	(30.3)	(72.6)	—	(102.9)
Realized loss on foreign currency transactions reclassified into other expense, net of tax	—	0.6	—	—	0.6
Pension and other benefit adjustments:
Net gain arising during the period, net of tax	—	0.1	0.1	—	0.2
Equity method investee's cash flow hedge:
Unrealized net holding loss arising during the period, net of tax	—	(0.1)	—	—	(0.1)
Other comprehensive loss	(102.2)	(102.2)	(72.5)	174.7	(102.2)
Total comprehensive loss	$(237.8)	$(478.5)	$(303.2)	$781.7	$(237.8)

Condensed Consolidating Statement of Comprehensive Loss

Nine Months Ended September 30, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$(60.5)	$5.3	$(23.4)	$18.1	$(60.5)
Other comprehensive income (loss):
Equity in other comprehensive loss of subsidiaries	(103.9)	(75.4)	—	179.3	—
Unrealized foreign currency translation adjustment, net of tax	—	(27.5)	(74.1)	—	(101.6)
Realized loss on foreign currency transactions reclassified into other expense, net of tax	—	1.0	—		1.0
Pension and other benefit adjustments:
Net loss arising during the period, net of tax	—	—	(1.3)	—	(1.3)
Equity method investee's cash flow hedge:
Unrealized net holding gain arising during the period, net of tax	—	0.2	—	—	0.2
Realized net gain reclassified to equity in earnings of non-consolidated entities, net of tax	—	(2.2)	—	—	(2.2)
Other comprehensive loss	(103.9)	(103.9)	(75.4)	179.3	(103.9)
Total comprehensive loss	$(164.4)	$(98.6)	$(98.8)	$197.4	$(164.4)

Condensed Consolidating Balance Sheet

As of September 30, 2019:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and cash equivalents	$0.3	$19.7	$80.4	$—	$100.4
Restricted cash	—	—	10.2	—	10.2
Receivables, net	—	94.1	74.9	(11.1)	157.9
Other current assets	—	137.1	43.1	—	180.2
Total current assets	0.3	250.9	208.6	(11.1)	448.7
Investment in equity of subsidiaries	613.2	1,793.2	—	(2,406.4)	—
Property, net	—	1,976.2	605.2	—	2,581.4
Operating lease right-of-use assets, net	—	3,535.9	1,259.0	—	4,794.9
Intangible assets, net	—	131.4	62.5	—	193.9
Intercompany advances	5,277.1	(4,920.5)	(356.6)	—	—
Goodwill	(2.1)	3,074.7	1,621.2	—	4,693.8
Deferred tax asset, net	—	—	30.7	—	30.7
Other long-term assets	66.2	342.0	129.7	—	537.9
Total assets	$5,954.7	$6,183.8	$3,560.3	$(2,417.5)	$13,281.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$274.1	$98.6	$(11.1)	$361.6
Accrued expenses and other liabilities	51.3	175.1	112.2	—	338.6
Deferred revenues and income	—	278.1	69.4	—	347.5
Current maturities of corporate borrowings	20.0	1.4	—	—	21.4
Current maturities of finance lease liabilities	—	5.2	4.8	—	10.0
Current maturities of operating lease liabilities	—	441.3	126.8	—	568.1
Total current liabilities	71.3	1,175.2	411.8	(11.1)	1,647.2
Corporate borrowings	4,700.1	—	10.0	—	4,710.1
Finance lease liabilities	—	15.3	74.2	—	89.5
Operating lease liabilities	—	3,663.7	1,193.9		4,857.6
Exhibitor services agreement	—	553.8	—	—	553.8
Deferred tax liability, net	—	25.5	24.3	—	49.8
Other long-term liabilities	—	137.1	52.9	—	190.0
Total liabilities	4,771.4	5,570.6	1,767.1	(11.1)	12,098.0
Stockholders’ equity	1,183.3	613.2	1,793.2	(2,406.4)	1,183.3
Total liabilities and stockholders’ equity	$5,954.7	$6,183.8	$3,560.3	$(2,417.5)	$13,281.3

Condensed Consolidating Balance Sheet

As of December 31, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and cash equivalents	$0.3	$177.8	$135.2	$—	$313.3
Restricted cash	—	—	10.7	—	10.7
Receivables, net	—	163.0	100.9	(4.4)	259.5
Other current assets	—	140.7	57.1	—	197.8
Total current assets	0.3	481.5	303.9	(4.4)	781.3
Investment in equity of subsidiaries	719.0	1,430.1	—	(2,149.1)	—
Property, net	—	2,152.3	887.3	—	3,039.6
Intangible assets, net	—	225.6	126.5	—	352.1
Intercompany advances	5,362.3	(4,512.3)	(850.0)	—	—
Goodwill	(2.1)	3,074.7	1,716.1	—	4,788.7
Deferred tax asset, net	—	—	28.6	—	28.6
Other long-term assets	59.8	316.2	129.5	—	505.5
Total assets	$6,139.3	$3,168.1	$2,341.9	$(2,153.5)	$9,495.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$327.2	$129.9	$(4.5)	$452.6
Accrued expenses and other liabilities	31.5	197.5	149.4	0.1	378.5
Deferred revenues and income	—	314.0	100.8	—	414.8
Current maturities of corporate borrowings	13.8	1.4	—	—	15.2
Current maturities of capital and financing lease obligations	—	38.6	28.4	—	67.0
Total current liabilities	45.3	878.7	408.5	(4.4)	1,328.1
Corporate borrowings	4,696.0	—	11.8	—	4,707.8
Capital and financing lease obligations	—	194.3	298.9	—	493.2
Exhibitor services agreement	—	564.0	—	—	564.0
Deferred tax liability, net	—	17.7	23.9	—	41.6
Other long-term liabilities	—	794.4	168.7	—	963.1
Total liabilities	4,741.3	2,449.1	911.8	(4.4)	8,097.8
Temporary equity	0.4	—	—	—	0.4
Stockholders’ equity	1,397.6	719.0	1,430.1	(2,149.1)	1,397.6
Total liabilities and stockholders’ equity	$6,139.3	$3,168.1	$2,341.9	$(2,153.5)	$9,495.8

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2019:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by operating activities	$75.9	$63.0	$71.3	$—	$210.2
Cash flows from investing activities:
Capital expenditures	—	(243.8)	(104.4)	—	(348.2)
Acquisition of theatre assets	—	(11.8)	—	—	(11.8)
Proceeds from disposition of long-term assets	—	6.1	15.3	—	21.4
Investments in non-consolidated entities, net	—	(0.1)	(9.4)	—	(9.5)
Other, net	—	(0.3)	—	—	(0.3)
Net cash used in investing activities	—	(249.9)	(98.5)	—	(348.4)
Cash flows from financing activities:
Proceeds from issuance of Term Loan due 2026	1,990.0	—	—	—	1,990.0
Payment of principal Senior Secured Notes due 2023	(230.0)	—	—	—	(230.0)
Payment of principal Senior Subordinated Notes due 2022	(375.0)	—	—	—	(375.0)
Call premiums paid for Senior Secured Notes due 2023 and Senior Subordinated Notes due 2022	(15.9)	—	—	—	(15.9)
Principal payments under Term Loans due 2022 and 2023	(1,338.5)	—	—	—	(1,338.5)
Repayments under Revolving Credit Facility	—	—	(1.7)	—	(1.7)
Scheduled principal payments under Term Loans	(16.9)	—	—	—	(16.9)
Principal payments under capital and financing lease obligations	—	(4.9)	(3.6)	—	(8.5)
Cash used to pay debt financing costs	(11.7)	—	—	—	(11.7)
Cash used to pay dividends	(63.4)	—	—	—	(63.4)
Taxes paid for restricted unit withholdings	(1.3)	—	—	—	(1.3)
Change in intercompany advances	5.8	14.1	(19.9)	—	—
Net cash provided by (used in) financing activities	(56.9)	9.2	(25.2)	—	(72.9)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(19.0)	19.6	(2.9)	—	(2.3)
Net increase (decrease) in cash and cash equivalents and restricted cash	—	(158.1)	(55.3)	—	(213.4)
Cash and cash equivalents and restricted cash at beginning of period	0.3	177.8	145.9	—	324.0
Cash and cash equivalents and restricted cash at end of period	$0.3	$19.7	$90.6	$—	$110.6

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by operating activities	$44.0	$218.3	$36.5	$—	$298.8
Cash flows from investing activities:
Capital expenditures	—	(264.9)	(110.0)	—	(374.9)
Proceeds from sale leaseback transactions	—	50.1	—	—	50.1
Proceeds from disposition of NCM, Inc. shares	—	162.5	—	—	162.5
Proceeds from Screenvision merger	—	45.8	—	—	45.8
Proceeds from disposition of long-term assets	—	8.2	5.7	—	13.9
Investments in non-consolidated entities, net	—	(11.0)	—	—	(11.0)
Other, net	—	(1.6)	0.9	—	(0.7)
Net cash used in investing activities	—	(10.9)	(103.4)	—	(114.3)
Cash flows from financing activities:
Proceeds from issuance of convertible note due 2024	600.0	—	—	—	600.0
Net borrowings under Revolving Credit Facility	—	—	6.6	—	6.6
Principal payments under Term Loan	(10.3)	—	—	—	(10.3)
Principal payments under capital and financing lease obligations	—	(30.2)	(23.3)	—	(53.5)
Cash used to pay deferred financing costs	(14.3)	—	—	—	(14.3)
Cash used to pay dividends	(237.4)	—	—	—	(237.4)
Taxes paid for restricted unit withholdings	(1.7)	—	—	—	(1.7)
Retirement of Class B stock	(422.9)				(422.9)
Purchase of treasury stock	(21.8)	—	—	—	(21.8)
Change in intercompany advances	87.2	(63.8)	(23.4)	—	—
Net cash used in financing activities	(21.2)	(94.0)	(40.1)	—	(155.3)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(23.4)	24.3	(4.1)	—	(3.2)
Net increase (decrease) in cash and cash equivalents and restricted cash	(0.6)	137.7	(111.1)	—	26.0
Cash and cash equivalents and restricted cash at beginning of period	1.1	95.9	221.3	—	318.3
Cash and cash equivalents and restricted cash at end of period	$0.5	$233.6	$110.2	$—	$344.3

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

Our theatrical exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs® customer frequency membership program, rental of theatre auditoriums, income from gift card and exchange ticket sales, on-line ticketing fees and arcade games located in theatre lobbies. As of September 30, 2019, we owned, operated or had interests in 1,000 theatres and 10,945 screens.

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

AMC Movie Screens

During the nine months ended September 30, 2019, we opened five new theatres with a total of 38 screens, acquired 64 screens, permanently closed 181 screens, temporarily closed 352 screens to install consumer experience upgrades and reopened 285 screens to install consumer experience upgrades.

As of September 30, 2019, we had 5,336 3D enabled screens, including 219 IMAX®, and 114 Premium Large Format (“PLF”) screens; approximately 49% of our screens were 3D enabled screens, including IMAX® 3D enabled screens, and approximately 2% of our screens were IMAX® 3D enabled screens. The following table identifies the upgrades to our theatre circuit during the periods indicated:

	Number of	Number of
	Screens As of	Screens As of
Format	September 30, 2019	December 31, 2018
Digital	10,945	11,091
3D enabled	5,336	5,411
IMAX® (3D enabled)	219	216
Dolby CinemaTM at AMC	143	127
Other PLF (3D enabled)	114	112
Dine-in theatres	379	437
Premium seating	3,603	3,279

Guest Amenities

We continually upgrade the quality of our theatre circuit through substantial renovations featuring our seating concepts, acquisitions, new builds (including expansions), expansion of food and beverage offerings (including dine-in theatres), and by disposing of older screens through closures and sales.

Recliner seating is the key feature of theatre renovations, which drive a 35% increase in attendance at these locations in their first year post renovation. These renovations, in conjunction with capital contributions from our landlords, involve stripping theatres to their basic structure in order to replace finishes throughout, upgrade the sight and sound experience, install modernized points of sale and replace traditional theatre seats with plush, electric recliners.

As of September 30, 2019, we now feature recliner seating in approximately 378 theatres, including Dine-in-Theatres, totaling approximately 3,603 screens. By the end of 2019, we expect to convert an additional 202 screens to recliner seating.

Open-source internet ticketing makes our AMC seats (over 1.1 million) in all our U.S. theatres and auditoriums, for all our showtimes as available as possible, on as many websites as possible. Our tickets are currently on sale over the internet, directly or through mobile apps, at our own website and app, and other third-party ticketing vendors.

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

Our expanded menu includes enhanced food and beverage products to include made-to-order drinks and meals, customized coffee, healthy snacks, premium beers, wine and mixed drinks, flatbread pizzas, more varieties of hot dogs, four flavors of popcorn and other menu items. We currently operate 26 Dine-In Theatres that deliver meals with seat-side or delivery service.

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

As of September 30, 2019, we had approximately 21,596,000 member households in the AMC Stubs® program. AMC Stubs® members represented approximately 46% of AMC U.S. markets attendance during the three months ended September 30, 2019, driving an average 2.0x higher total gross revenue versus non-members. Our much larger database of identified movie-goers also provides us with additional insight into our customers’ movie preferences, and this enables us to have both a larger and a more targeted marketing effort.

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

Critical Accounting Policies and Estimates

Goodwill. We evaluate the goodwill recorded at our two reporting units (Domestic Theatres and International Theatres) for impairment annually as of the beginning of the fourth fiscal quarter or more frequently as specific events or circumstances dictate. Prior to calendar 2019, we evaluated our recorded goodwill for impairment at three reporting units (Domestic Theatres, Odeon Theatres and Nordic Theatres). Our market capitalization has been below carrying value since May 24, 2019.

The following table sets forth the historical closing prices per share of our Class A common stock for the calendar periods indicated:

Closing
Date	Price Per Share
June 30, 2017	$22.75
September 30, 2017	14.70
December 31, 2017	15.10
March 31, 2018	14.05
June 30, 2018	15.90
September 30, 2018	20.50
December 31, 2018	12.28
January 31, 2019	14.65
February 28, 2019	14.03
March 31, 2019	14.85
April 30, 2019	15.16
May 31, 2019	11.98
June 30, 2019	9.33
July 31, 2019	11.83
August 31, 2019	11.11
September 30, 2019	10.70
November 6, 2019	9.69

The following tables reconcile enterprise carrying value to carrying value of our stockholders’ equity by reporting unit on our condensed consolidated balance sheet and reconciles estimated enterprise fair value to estimated fair value of our stockholders’ equity:

		Carrying Value
		Corporate Borrowings	Carrying Value
	Enterprise	and Finance	Stockholders'
(In millions)	Carrying Value	Lease Obligations	Equity
Domestic Theatres	$3,820.3	$(4,372.3)	$(552.0)
International Theatres	2,194.0	(458.7)	1,735.3
Total	$6,014.3	$(4,831.0)	$1,183.3

		Estimated
		Fair Value	Estimated
	Estimated	Corporate Borrowings	Fair Value
	Enterprise	and Finance	Stockholders'
(In millions)	Fair Value	Lease Obligations	Equity
Domestic Theatres	$4,199.6	$(4,316.9)	$(117.3)
International Theatres	2,451.9	(453.0)	1,998.9
Total	$6,651.5	$(4,769.9)	$1,881.6

		Estimated	Estimated Enterprise Fair Value
	Enterprise	Enterprise	exceeds Enterprise Carrying Value
(In millions)	Carrying Value	Fair Value	Amount	Percentage
Domestic Theatres	$3,820.3	$4,199.6	$379.3	9.9%
International Theatres	2,194.0	2,451.9	257.9	11.8%
Total	$6,014.3	$6,651.5	$637.2	10.6%

Based on sustained declines during 2019 in our market capitalization, we performed a step 1 quantitative goodwill impairment test as of September 30, 2019. The impairment test for goodwill involves estimating the fair value of the reporting unit and comparing that value to its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, the difference is recorded as a goodwill impairment charge, not to exceed the total amount of goodwill allocated to that reporting unit.

We determined the fair value of our Domestic Theatres and International Theatres reporting units by using an enterprise valuation methodology and an equally weighted combination of the income approach, which utilizes discounted cash flows, and the market approach which utilizes market comparable multiples of cash flows. We believe that a market participant acquisition premium for a highly leveraged company is more reasonably measured on an enterprise value basis. There was considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in estimating fair value, which are classified as Level 3 in the fair value hierarchy. The income approach provides an estimate of fair value by measuring estimated annual cash flows over a discrete projection period and applying a present value discount rate to the cash flows. The present value of the cash flows is then added to the present value equivalent of the residual value of the business to arrive at an estimated fair value of the reporting unit. The residual value represents the present value of the projected cash flows beyond the discrete projection period. The discount rates were determined using a rate of return deemed appropriate for the risk of achieving the projected cash flows. The market approach used cash flow multiples based on a comparison of growth and profitability of the reporting units and publicly traded peer companies and a 20% enterprise control premium based on analysis of comparable transactions.

The following is a calculation of our market equity capitalization as of September 30, 2019:

(In millions, except share data)	As of September 30, 2019
Total outstanding shares	103,849,861
Share price	$10.70
Market equity capitalization	$1,111.2

The following is a comparison of our estimated enterprise fair value to our market enterprise value indicating an implied premium to market of 13.1%:

(In millions)	As of September 30, 2019
Estimated enterprise fair value	$6,651.5

Market equity capitalization	$1,111.2
Estimated fair value corporate borrowings and finance lease obligations	4,769.9
Market enterprise value	$5,881.1

Implied premium to market	13.1%

We believe a significant reason for the difference in our current market enterprise value as compared to our estimated enterprise fair value is due to a market participant acquisition premium. We believe a market participant acquisition premium is applicable and has been historically realized in our industry. In the event of an acquisition of control of our enterprise by another market participant, this premium for control would likely be realized in the form of increased revenue opportunities, lower costs, better working capital terms and lower cost of capital. In addition, following our adoption of ASC 842, there are certain data providers in the analyst community that have characterized our operating lease liabilities as indebtedness, which has the impact of increasing our leverage as reported by these data providers. We believe inconsistencies in the reported data concerning operating leases from these data providers has caused market confusion which has negatively impacted our stock price.

Key rates used in the income and market approach were as follows:

	September 30, 2019
	Domestic	International
Description	Theatres	Theatres
Income approach:
Weighted average cost of capital/discount rate	9.0%	11.0%
Long-term growth rate	2.0%	2.0%
Market approach:
Control premium	20%	20%
Selected cash flow multiple	6.5 x	9.74 x

The enterprise fair value of the Domestic Theatres and International Theatres reporting units exceeded their enterprise carrying values by approximately 9.9% and 11.8%, respectively. Accordingly, there was no goodwill impairment recorded as of September 30, 2019. Our Domestic Theatres reporting unit has a negative equity value carrying amount.

Prior to completing the goodwill impairment test, we tested the recoverability of long-lived intangible assets in our Domestic Theatres and our International Theatres, and concluded these assets were not impaired as of September 30, 2019.

While the enterprise fair value of our reporting units exceed the enterprise carrying values at the present time, the performance of the reporting units may require continued improvement in future periods to maintain their carrying values. Declines in the operating performance of our Domestic and International Theatres, declines in the trading price of our Class A common stock, small changes in certain key input assumptions, and/or other events or circumstances could occur and could have a significant impact on estimated fair value. Examples of adverse events or circumstances that could change include (i) an adverse change in macroeconomic conditions; (ii) increased cost factors that have a negative effect on our earnings and cash flows; (iii) negative or overall declining financial performance compared with our actual and projected results of relevant prior periods; and (iv) a further sustained decrease in our share price. A future impairment could result for a portion of the goodwill, long-lived assets or intangible assets. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

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

Dividends. The following is a summary of dividends and dividend equivalents declared to stockholders:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
August 2, 2019	September 9, 2019	September 23, 2019	$0.20	$21.3
May 3, 2019	June 10, 2019	June 24, 2019	0.20	21.3
February 15, 2019	March 11, 2019	March 25, 2019	0.20	21.3
November 1, 2018	December 10, 2018	December 26, 2018	0.20	21.2
September 14, 2018	September 25, 2018	September 28, 2018	1.55	162.9
July 24, 2018	September 10, 2018	September 24, 2018	0.20	25.8
May 3, 2018	June 11, 2018	June 25, 2018	0.20	26.0
February 28, 2018	March 12, 2018	March 26, 2018	0.20	26.0

During the nine months ended September 30, 2019 and September 30, 2018, we paid dividends and dividend equivalents of $63.4 million and $237.4 million, respectively. As of September 30, 2019, we accrued $3.9 million for the remaining unpaid dividends.

On October 24, 2019, we declared a cash dividend in the amount of $0.20 per share on our Class A and Class B common stock, payable on December 16, 2019 to stockholders of record on December 2, 2019.

Stock Repurchases. On August 3, 2017, we announced that our Board of Directors had approved a $100.0 million share repurchase program to repurchase our Class A common stock over a two-year period.

Repurchases may be made at management's discretion from time to time through open-market transactions including block purchases, through privately negotiated transactions, or otherwise over the next two years in accordance with all applicable securities laws and regulations. The extent to which AMC repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements, and other corporate considerations, as determined by AMC’s management team. Repurchases may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when our management might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate us to repurchase any minimum dollar amount or number of shares and may be suspended for periods or discontinued at any time. This program expired on August 2, 2019. During the program, we repurchased 3,695,856 shares for approximately $55.7 million and at an average price of $14.87 per share.

AMC Shares Repurchased from Wanda. On September 14, 2018, we issued $600.0 million of Convertible Notes due 2024. Using proceeds from the Convertible Notes, we repurchased 24,057,143 shares from Wanda at a price of $17.50 per share or $421.0 million and associated legal fees of $2.6 million. As of September 30, 2019, Wanda owns 49.85% of AMC through its 51,769,784 shares of Class B common stock. With the 3 to 1 voting rights of Class B common shares, Wanda retains voting control of AMC.

Operating Results

The following table sets forth our consolidated revenues, operating costs and expenses.

	Three Months Ended			Nine Months Ended
(In millions)	September 30, 2019	September 30, 2018	% Change	September 30, 2019	September 30, 2018	% Change
Revenues
Admissions	$797.3	$751.4	6.1%	$2,424.3	$2,522.7	(3.9)%
Food and beverage	420.0	384.8	9.1%	1,281.3	1,236.4	3.6%
Other theatre	99.5	85.2	16.8%	317.7	288.4	10.2%
Total revenues	$1,316.8	$1,221.4	7.8%	$4,023.3	$4,047.5	(0.6)%
Operating Costs and Expenses
Film exhibition costs	$416.8	$378.8	10.0%	$1,264.6	$1,276.7	(0.9)%
Food and beverage costs	67.2	63.6	5.7%	205.1	202.0	1.5%
Operating expense, excluding depreciation and amortization below	419.0	400.5	4.6%	1,259.2	1,236.9	1.8%
Rent	238.7	203.7	17.2%	726.6	593.1	22.5%
General and administrative:
Merger, acquisition and other costs	4.7	18.1	(74.0)%	11.2	27.1	(58.7)%
Other, excluding depreciation and amortization below	37.5	48.4	(22.5)%	126.9	135.6	(6.4)%
Depreciation and amortization	112.1	130.2	(13.9)%	337.1	398.4	(15.4)%
Operating costs and expenses	1,296.0	1,243.3	4.2%	3,930.7	3,869.8	1.6%
Operating income (loss)	20.8	(21.9)	(195.0)%	92.6	177.7	(47.9)%
Other expense (income):
Other expense (income)	(1.3)	54.1	* %	5.1	57.5	(91.1)%
Interest expense:
Corporate borrowings	73.2	64.3	13.8%	218.7	188.2	16.2%
Capital and financing lease obligations	1.8	9.4	(80.9)%	6.0	29.5	(79.7)%
Non-cash NCM exhibitor service agreement	10.1	10.3	(1.9)%	30.4	31.2	(2.6)%
Equity in earnings of non-consolidated entities (1)	(7.5)	(70.0)	(89.3)%	(24.2)	(74.0)	* %
Investment income	(0.5)	(0.7)	(28.6)%	(18.7)	(7.4)	* %
Total other expense	75.8	67.4	12.5%	217.3	225.0	(3.4)%
Loss before income taxes	(55.0)	(89.3)	* %	(124.7)	(47.3)	* %
Income tax provision (benefit)	(0.2)	11.1	* %	10.9	13.2	* %
Net loss	$(54.8)	$(100.4)	* %	$(135.6)	$(60.5)	* %

*     Percentage change in excess of 100%

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Operating Data:
Screen additions	1	6	38	46
Screen acquisitions	—	8	64	39
Screen dispositions	77	43	181	177
Construction openings (closures), net	(15)	12	(67)	(106)
Average screens (1)	10,662	10,626	10,674	10,699
Number of screens operated	10,945	10,971	10,945	10,971
Number of theatres operated	1,000	1,002	1,000	1,002
Screens per theatre	10.9	10.9	10.9	10.9
Attendance (in thousands) (1)	87,100	82,662	263,880	264,838

(1)	Includes consolidated theatres only and excludes screens offline due to construction.

Segment Operating Results

The following table sets forth our revenues, operating costs and expenses by reportable segment.

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(In millions)	2019	2018	2019	2018	2019	2018
Revenues
Admissions	$578.1	$539.0	$219.2	$212.4	$797.3	$751.4
Food and beverage	327.0	301.4	93.0	83.4	420.0	384.8
Other theatre	65.6	55.2	33.9	30.0	99.5	85.2
Total revenues	970.7	895.6	346.1	325.8	1,316.8	1,221.4
Operating Costs and Expenses
Film exhibition costs	321.7	289.0	95.1	89.8	416.8	378.8
Food and beverage costs	46.5	43.9	20.7	19.7	67.2	63.6
Operating expense	303.7	283.5	115.3	117.0	419.0	400.5
Rent	174.9	152.1	63.8	51.6	238.7	203.7
General and administrative expense:
Merger, acquisition and other costs	2.3	9.0	2.4	9.1	4.7	18.1
Other	22.1	31.7	15.4	16.7	37.5	48.4
Depreciation and amortization	84.3	94.2	27.8	36.0	112.1	130.2
Operating costs and expenses	955.5	903.4	340.5	339.9	1,296.0	1,243.3
Operating income (loss)	15.2	(7.8)	5.6	(14.1)	20.8	(21.9)
Other expense (income):
Other expense (income)	(1.6)	54.6	0.3	(0.5)	(1.3)	54.1
Interest expense:
Corporate borrowings	72.4	63.5	0.8	0.8	73.2	64.3
Capital and financing lease obligations	0.5	4.3	1.3	5.1	1.8	9.4
Non-cash NCM exhibitor service agreement	10.1	10.3	—	—	10.1	10.3
Equity in earnings of non-consolidated entities	(7.2)	(67.4)	(0.3)	(2.6)	(7.5)	(70.0)
Investment income	(0.4)	(0.7)	(0.1)	—	(0.5)	(0.7)
Total other expense	73.8	64.6	2.0	2.8	75.8	67.4
Earnings (loss) before income taxes	(58.6)	(72.4)	3.6	(16.9)	(55.0)	(89.3)
Income tax provision (benefit)	(0.4)	12.1	0.2	(1.0)	(0.2)	11.1
Net earnings (loss)	$(58.2)	$(84.5)	$3.4	$(15.9)	$(54.8)	$(100.4)

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2019	2018	2019	2018	2019	2018
Segment Operating Data:
Screen additions	—	—	1	6	1	6
Screen acquisitions	—	8	—	—	—	8
Screen dispositions	70	30	7	13	77	43
Construction openings (closures), net	6	22	(21)	(10)	(15)	12
Average screens (1)	7,996	7,992	2,666	2,634	10,662	10,626
Number of screens operated	8,043	8,080	2,902	2,891	10,945	10,971
Number of theatres operated	634	639	366	363	1,000	1,002
Screens per theatre	12.7	12.6	7.9	8.0	10.9	10.9
Attendance (in thousands) (1)	61,172	58,935	25,928	23,727	87,100	82,662
(1)	Includes consolidated theatres only and excludes screens offline due to construction.

	U.S. Markets		International Markets		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(In millions)	2019	2018	2019	2018	2019	2018
Revenues
Admissions	$1,774.1	$1,837.9	$650.2	$684.8	$2,424.3	$2,522.7
Food and beverage	1,015.7	982.2	265.6	254.2	1,281.3	1,236.4
Other theatre	209.3	187.0	108.4	101.4	317.7	288.4
Total revenues	2,999.1	3,007.1	1,024.2	1,040.4	4,023.3	4,047.5
Operating Costs and Expenses
Film exhibition costs	989.2	996.6	275.4	280.1	1,264.6	1,276.7
Food and beverage costs	145.6	142.4	59.5	59.6	205.1	202.0
Operating expense	910.2	866.0	349.0	370.9	1,259.2	1,236.9
Rent	531.1	430.8	195.5	162.3	726.6	593.1
General and administrative expense:
Merger, acquisition and other costs	5.8	15.2	5.4	11.9	11.2	27.1
Other	74.4	84.7	52.5	50.9	126.9	135.6
Depreciation and amortization	252.2	285.6	84.9	112.8	337.1	398.4
Operating costs and expenses	2,908.5	2,821.3	1,022.2	1,048.5	3,930.7	3,869.8
Operating income (loss)	90.6	185.8	2.0	(8.1)	92.6	177.7
Other expense (income):
Other expense	4.6	56.2	0.5	1.3	5.1	57.5
Interest expense:
Corporate borrowings	216.5	185.5	2.2	2.7	218.7	188.2
Capital and financing lease obligations	1.8	13.2	4.2	16.3	6.0	29.5
Non-cash NCM exhibitor service agreement	30.4	31.2	—	—	30.4	31.2
Equity in earnings of non-consolidated entities (1)	(23.2)	(71.0)	(1.0)	(3.0)	(24.2)	(74.0)
Investment income	(5.7)	(7.4)	(13.0)	—	(18.7)	(7.4)
Total other expense (income)	224.4	207.7	(7.1)	17.3	217.3	225.0
Earnings (loss) before income taxes	(133.8)	(21.9)	9.1	(25.4)	(124.7)	(47.3)
Income tax provision (benefit)	8.9	14.6	2.0	(1.4)	10.9	13.2
Net earnings (loss)	$(142.7)	$(36.5)	$7.1	$(24.0)	$(135.6)	$(60.5)

	U.S. Markets		International Markets		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2019	2018	2019	2018	2019	2018
Segment Operating Data:
Screen additions	21	26	17	20	38	46
Screen acquisitions	64	31	—	8	64	39
Screen dispositions	121	155	60	22	181	177
Construction openings (closures), net	(35)	(46)	(32)	(60)	(67)	(106)
Average screens (1)	8,001	8,032	2,673	2,667	10,674	10,699
Number of screens operated	8,043	8,080	2,902	2,891	10,945	10,971
Number of theatres operated	634	639	366	363	1,000	1,002
Screens per theatre	12.7	12.6	7.9	8.0	10.9	10.9
Attendance (in thousands) (1)	188,051	190,542	75,829	74,296	263,880	264,838
(1)	Includes consolidated theatres only and excludes screens offline due to construction.

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

Adjusted EBITDA increased by $14.1 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Adjusted EBITDA in U.S. markets increased by $11.3 million primarily due to the increase in attendance, food and beverage per patron, and average ticket price, partially offset by the increased rent due to the new lease standard that reduced Adjusted EBITDA by approximately $12.8 million. Adjusted EBITDA in international markets increased $2.8 million primarily due to increases in attendance and food and beverage per patron, partially offset by increased rent due to the new lease standard that reduced Adjusted EBITDA by approximately $9.9 million and a decrease in foreign currency translation rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

Adjusted EBITDA decreased by $162.8 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Adjusted EBITDA in U.S. markets decreased by $139.8 million primarily due to the modification of a lease in the prior year that reduced rent expense in 2018 by $35.0 million, increased rent due to the new lease standard that reduced Adjusted EBITDA by approximately $38.4 million, and the decrease in attendance. Adjusted EBITDA in international markets decreased $23.0 million primarily due to increased rent due to the new lease standard that reduced Adjusted EBITDA by approximately $29.7 million and a decrease in foreign currency translation rates, partially offset by an increase in attendance and food and beverage per patron. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

The following tables set forth our Adjusted EBITDA by reportable operating segment and our reconciliation of Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
Adjusted EBITDA (In millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
U.S. markets (1)	$116.3	$105.0	$395.8	$535.6
International markets	40.2	37.4	106.5	129.5
Total Adjusted EBITDA	$156.5	$142.4	$502.3	$665.1
(1)	Distributions from NCM are reported entirely within the U.S. markets segment.

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net loss	$(54.8)	$(100.4)	$(135.6)	$(60.5)
Plus:
Income tax provision (benefit)	(0.2)	11.1	10.9	13.2
Interest expense	85.1	84.0	255.1	248.9
Depreciation and amortization	112.1	130.2	337.1	398.4
Certain operating expenses (1)	5.3	6.6	10.1	16.2
Equity in earnings of non-consolidated entities (2)	(7.5)	(70.0)	(24.2)	(74.0)
Cash distributions from non-consolidated entities (3)	4.7	3.1	17.0	30.9
Attributable EBITDA (4)	0.9	2.1	3.8	3.7
Investment income	(0.5)	(0.7)	(18.7)	(7.4)
Other expense (income) (5)	(1.5)	54.1	4.6	57.7
Non-cash rent - purchase accounting (6)	6.1	—	19.5	—
General and administrative — unallocated:
Merger, acquisition and other costs (7)	4.7	18.1	11.2	27.1
Stock-based compensation expense (8)	2.1	4.2	11.5	10.9
Adjusted EBITDA	$156.5	$142.4	$502.3	$665.1
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

(2)	For the three and nine months ended September 30, 2019, we recorded $6.5 million and $21.1 million, respectively, in earnings from DCIP. For the three months ended September 30, 2018, we recorded equity in earnings related to our sale of all remaining NCM units of $28.9 million and a gain of $30.1 million related to the Screenvision merger. Equity in earnings of non-consolidated entities also includes loss on the surrender (disposition) of a portion of our investment in NCM of $1.1 million during the nine months ended September 30, 2018. Equity in earnings of non-consolidated entities for the nine months ended September 30, 2018 includes a lower of carrying value impairment loss on the held-for-sale portion of NCM of $16.0 million.

(3)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. We believe including cash distributions is an appropriate reflection of the contribution of these investments to our operations.

(4)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain international markets. See below for a reconciliation of our equity (earnings) loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where we hold a significant market share, we believe attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. We also provide services to these theatre operators including information technology systems, certain on-screen advertising services and our gift card and package ticket program.

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Equity in earnings of non-consolidated entities	$(7.5)	$(70.0)	$(24.2)	$(74.0)
Less:
Equity in earnings of non-consolidated entities excluding International theatre JV's	(7.4)	(68.5)	(23.2)	(72.1)
Equity in earnings of International theatre JV's	0.1	1.5	1.0	1.9
Income tax provision	0.1	0.1	0.2	0.2
Investment income	(0.1)	(0.1)	(0.6)	(0.3)
Interest expense	—	—	0.1	—
Depreciation and amortization	0.5	0.6	2.8	1.9
Other expense	0.3	—	0.3	—
Attributable EBITDA	$0.9	$2.1	$3.8	$3.7

(5)	Other expense (income) for the three months ended September 30, 2019 includes income of $8.5 million due to the increase in fair value of our derivative asset for the Convertible Notes due 2024, expense of $5.7 million as a result of a decrease in the fair value of our derivative liability, and loss on Pound sterling forward contract of $0.7 million. Other expense for the nine months ended September 30, 2019 includes $16.6 million of fees related to modifications of term loans income and $1.7 million loss on GBP forward contract, partially offset by income of $14.9 million due to the decrease in fair value of our derivative liability for the Convertible Notes due 2024. During the three months ended September 30, 2018, we recorded expense of $54.1 million as a result of an increase in fair value of the derivative liability for the Convertible Notes due 2024. Other expense (income) for the three and nine months ended September 30, 2018 includes financing losses and financing related foreign currency transaction losses.

(6)	Reflects amortization of certain intangible assets reclassified from depreciation and amortization to rent expense, due to the adoption of ASC 842.

(7)	Merger, acquisition and other costs are excluded as they are non-operating in nature.

(8)	Stock-based compensation expense is non-cash expense included in general and administrative: other.

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

Results of Operations— For the Three Months Ended September 30, 2019 and September 30, 2018

Condensed Consolidated Results of Operations

Revenues. Total revenues increased 7.8%, or $95.4 million, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Admissions revenues increased 6.1%, or $45.9 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to a 5.4% increase in attendance and a 0.7% increase in average ticket price. The increase in attendance was primarily due to the popularity of films and strategic pricing initiatives in the U.S. markets and the popularity of films in International markets The increase in average ticket price was primarily due to increases in the popularity of PLF, IMAX and 3D premium content partially offset by declines in foreign currency translation rates.

Food and beverage revenues increased 9.1%, or $35.2 million, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to a 3.6% increase in food and beverage revenues per patron and the increase in attendance. Food and beverage revenues per patron increased as a result of strategic price increases, our food and beverage initiatives including theatre renovations, and our Feature Fare menu, partially offset by declines in foreign currency translation rates.

Total other theatre revenues increased 16.8%, or $14.3 million, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to the increase in ticket fees, screen advertising and income from gift cards and package tickets partially offset by declines in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased 4.2%, or $52.7 million, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Film exhibition costs increased 10.0%, or $38.0 million, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 52.3% for the three months ended September 30, 2019 and 50.4% for the three months ended September 30, 2018. The increase in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the current year which typically results in higher film exhibition costs.

Food and beverage costs increased 5.7%, or $3.6 million, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 16.0% for the three months ended September 30, 2019 and 16.5% for the three months ended September 30, 2018. Food and beverage gross profit per patron increased 4.2% and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 31.8% for the three months ended September 30, 2019 and 32.8% for the three months ended September 30, 2018. Rent expense increased 17.2%, or $35.0 million, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to the adoption of ASC 842 for lease accounting where approximately $20.9 million of principal and interest payments were recorded as rent expense during the three months ended September 30, 2019 related to previously capitalized build-to-suit financing lease obligations, the elimination of $1.8 million of deferred gain amortization for sale leaseback transactions that previously reduced rent expense and $6.1 million of non-cash expense from purchase accounting recorded as rent expense, which was previously recorded as depreciation and amortization expense. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

General and Administrative Expense:

Merger, acquisition and other costs. Merger, acquisition and other costs were $4.7 million during the three months ended September 30, 2019 compared to $18.1 million during the three months ended September 30, 2018, primarily due to expenses incurred in connection with the Nordic acquisition in the prior year.

Other. Other general and administrative expense decreased $10.9 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to a reduction in legal expenses of $4.4 million, a $2.6 million decrease in bonus expense due to declines in number of participants and expected performance, $2.0 million of declines in stock-based compensation expense due to forfeitures and expected performance and declines in foreign currency translation rates.

Depreciation and amortization. Depreciation and amortization decreased $18.1 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to the adoption of ASC 842 where the financing lease building and related depreciation were eliminated. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

Other Expense (Income):

Other expense (income). Other income of $1.3 million during the three months ended September 30, 2019 is primarily due to an increase in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $8.5 million offset by an increase of $5.7 million in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2024 which resulted in a net gain of $2.8 million (See Note 6—Corporate Borrowings in the Notes to the Condensed Consolidated Financial Statements under Item 1 for additional information). During the three months ended September 30, 2018, other expense included $54.1 million of expense related to our derivative liability for the embedded conversion feature in our Convertible Notes due 2024. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 for additional information about the components of other expense (income).

Interest expense. Interest expense increased $1.1 million to $85.1 million for the three months ended September 30, 2019 compared to $84.0 million during the three months ended September 30, 2018. The increase is primarily due to the issuance of our 2.95% $600.0 million Convertible Notes due 2024 on September 14, 2018 and our Senior Secured Credit Facility-Term Loan due 2026, partially offset by the recording to rent expense of $6.9 million of financing lease obligation interest as a result of the adoption of ASC 842. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

Equity in earnings of non-consolidated entities. Equity in earnings of non-consolidated entities were $7.5 million for the three months ended September 30, 2019 compared to $70.0 million for the three months ended September 30, 2018. During the three months ended September 30, 2018, we recorded equity in earnings of $28.9 million related to the sale of our then remaining interest in NCM and $30.1 million related to the Screenvision merger.

Investment income. Investment income was $0.5 million for the three months ended September 30, 2019 compared to $0.7 million for the three months ended September 30, 2018.

Income tax provision (benefit). The income tax benefit was ($0.2) million for the three months ended September 30, 2019 and $11.1 million for the three months ended September 30, 2018. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $54.8 million and $100.4 million during the three months ended September 30, 2019 and September 30, 2018, respectively. Net loss during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was positively impacted by higher admissions and food and beverage revenue and higher other theatre revenue, decreased other expense related to our derivative asset and liability, decreases in depreciation and amortization expense, lower general and administrative expenses, lower income tax expense and a decline in foreign currency translation rates and partially offset by lower equity in earnings and higher interest expense, rent expense and operating expenses.

Theatrical Exhibition–U.S. Markets

Revenues. Total revenues increased 8.4%, or $75.1 million, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Admissions revenues increased 7.3%, or $39.1 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to a 3.8% increase in attendance and a 3.3% increase in average ticket price. The increase in attendance was primarily due to the popularity of films and strategic pricing initiatives. The increase in average ticket price was primarily due to increases in the popularity of PLF, IMAX and 3D premium content.

Food and beverage revenues increased 8.5%, or $25.6 million, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to a 4.5% increase in food and beverage revenues per patron and the increase in attendance. Food and beverage revenues per patron increased as a result of strategic price increases, our food and beverage initiatives including theatre renovations, and our Feature Fare menu.

Total other theatre revenues increased 18.8%, or $10.4 million, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to an increase in ticket fees of $10.0 million or 52.1%.

Operating costs and expenses. Operating costs and expenses increased 5.8%, or $52.1 million, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Film exhibition costs increased 11.3%, or $32.7 million, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 55.6% for the three months ended September 30, 2019 and 53.6% for the three months ended September 30, 2018. The increase in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the current year which typically results in higher film exhibition costs.

Food and beverage costs increased 5.9%, or $2.6 million, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 14.2% for the three months ended September 30, 2019 and 14.6% for the three months ended September 30, 2018. Food and beverage gross profit per patron increased 4.9% and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 31.3% for the three months ended September 30, 2019 and 31.7% for the three months ended September 30, 2018. Rent expense increased 15.0%, or $22.8 million, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to the adoption of ASC 842 for lease accounting where approximately $11.0 million of principal and interest payments were recorded as rent expense during the three months ended September 30, 2019 related to build-to-suit financing lease obligations, the elimination of $1.8 million of deferred gain amortization for sale leaseback transactions that previously reduced rent expense and $4.6 million of non-cash expense from purchase accounting recorded as rent expense, which was previously recorded as depreciation and amortization expense. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

General and Administrative Expense:

Merger, acquisition and other costs. Merger, acquisition and other costs were $2.3 million during the three months ended September 30, 2019 compared to $9.0 million during the three months ended September 30, 2018, primarily due to expenses incurred in connection with the Nordic acquisition in the prior year.

Other. Other general and administrative expense decreased $9.6 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to a reduction in legal expenses of $4.4 million, a $2.6 million decrease in bonus expense due to declines in number of participants and expected performance and $1.8 million of declines in stock-based compensation expense due to forfeitures and expected performance.

Depreciation and amortization. Depreciation and amortization decreased $9.9 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to the adoption of ASC 842 where the financing lease building and related depreciation were eliminated. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

Other Expense (Income):

Other expense (income). Other income of $1.6 million during the three months ended September 30, 2019 is primarily due to an increase in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $8.5 million offset by an increase of $5.7 million in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2024 which resulted in a net gain of $2.8 million (See Note 6—Corporate Borrowings in the Notes to the Condensed Consolidated Financial Statements under Item 1 for additional information). During the three months ended September 30, 2018, other expense included $54.1 million of expense related to our derivative liability for the embedded conversion feature in our Convertible Notes due 2024. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 for additional information about the components of other expense (income).

Interest expense. Interest expense increased $4.9 million to $83.0 million for the three months ended September 30, 2019 compared to $78.1 million during the three months ended September 30, 2018. The increase is primarily due to the issuance of our 2.95% $600.0 million Convertible Notes due 2024 on September 14, 2018 and our Senior Secured Credit Facility-Term Loan due 2026, partially offset by the recording to rent expense of $3.3 million of financing lease obligation interest as a result of the adoption of ASC 842. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

Equity in earnings of non-consolidated entities. Equity in earnings of non-consolidated entities were $7.2 million for the three months ended September 30, 2019 compared to $67.4 million for the three months ended September 30, 2018. During the three months ended September 30, 2018, we recorded equity in earnings of $28.9 million related to the sale of our then remaining interest in NCM and $30.1 million related to the Screenvision merger.

Investment income. Investment income was $0.4 million for the three months ended September 30, 2019 compared to $0.7 million for the three months ended September 30, 2018.

Income tax provision (benefit). The income tax benefit was ($0.4) million for the three months ended September 30, 2019 and the income tax provision was $12.1 million for the three months ended September 30, 2018. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $58.2 million and $84.5 million during the three months ended September 30, 2019 and September 30, 2018, respectively. Net loss during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was positively impacted by higher admissions and food and beverage revenue and higher other theatre revenue, decreased other expense related to our derivative asset and liability, decreases in depreciation and amortization expense, lower general and administrative expenses, lower income tax expense and partially offset by lower equity in earnings and higher interest expense, rent expense and operating expenses.

Theatrical Exhibition - International Markets

Revenues. Total revenues increased 6.2%, or $20.3 million, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Admissions revenues increased 3.2%, or $6.8 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to a 9.3% increase in attendance, partially offset by a 5.6% decrease in average ticket price including decreases related to foreign currency translation. The increase in attendance was primarily due to the popularity of films.

Food and beverage revenues increased 11.5%, or $9.6 million, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due the increase in attendance and a 2.1% increase in food and beverage revenues per patron, partially offset by declines in foreign currency translation rates.

Total other theatre revenues increased 13.0%, or $3.9 million, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to the increase in ticket fees, screen advertising and income from gift cards and package tickets partially offset by declines in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased 0.2%, or $0.6 million, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Film exhibition costs increased 5.9%, or $5.3 million, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 43.4% for the three months ended September 30, 2019 and 42.3% for the three months ended September 30, 2018. The increase in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the current year which typically results in higher film exhibition costs.

Food and beverage costs increased 5.1%, or $1.0 million, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 22.3% for the three months ended September 30, 2019 and 23.6% for the three months ended September 30, 2018. Food and beverage gross profit per patron increased 3.9% and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 33.3% for the three months ended September 30, 2019 and 35.9% for the three months ended September 30, 2018. Rent expense increased 23.6%, or $12.2 million, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to the adoption of ASC 842 for lease accounting where approximately $9.9 million of principal and interest payments were recorded as rent expense during the three months ended September 30, 2019 related to build-to-suit financing lease obligations and $1.5 million of non-cash expense from purchase accounting was recorded as rent expense, which was previously recorded as depreciation and amortization expense. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

General and Administrative Expense:

Merger, acquisition and other costs. Merger, acquisition and other costs were $2.4 million during the three months ended September 30, 2019 compared to $9.1 million during the three months ended September 30, 2018, primarily due to expenses incurred in connection with the Nordic acquisition in the prior year.

Other. Other general and administrative expense decreased $1.3 million or 7.8% during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to $0.2 million of declines in stock-based compensation expense due to forfeitures and expected performance and declines in foreign currency translation rates.

Depreciation and amortization. Depreciation and amortization decreased $8.2 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to the adoption of ASC 842 where the financing lease building and related depreciation were eliminated. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

Other Expense (Income):

Other expense (income). Other expense (income) was $0.3 million during the three months ended September 30, 2019 compared to ($0.5) million for the three months ended September 30, 2018. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 for additional information about the components of other expense (income).

Interest expense. Interest expense decreased $3.8 million to $2.1 million for the three months ended September 30, 2019 compared to $5.9 million during the three months ended September 30, 2018. The decrease is primarily due to the recording to rent expense of $3.6 million of financing lease obligation interest as a result of the adoption of ASC 842. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

Equity in earnings of non-consolidated entities. Equity in earnings of non-consolidated entities were $0.3 million for the three months ended September 30, 2019 compared to $2.6 million for the three months ended September 30, 2018. During the three months ended September 30, 2019, we recorded equity losses of $1.1 million related to Saudi Cinema Company LLC.

Income tax provision (benefit). The income tax provision was $0.2 million for the three months ended September 30, 2019 and the income tax benefit was $(1.0) million for the three months ended September 30, 2018. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings (loss). Net earnings were $3.4 million during the three months ended September 30, 2019 and net loss was $15.9 million during the three months ended September 30, 2018. Net earnings (loss) during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was positively impacted by the increase in attendance, higher admissions and food and beverage revenue and higher other theatre revenue, decreases in depreciation and amortization expense, declines in interest expense, lower operating and general and administrative expenses and partially offset by higher rent expense, increased income tax expense, lower equity earnings of non-consolidated investees and decreases in foreign currency translation rates.

Results of Operations— For the Nine Months Ended September 30, 2019 and September 30, 2018

Condensed Consolidated Results of Operations

Revenues. Total revenues decreased 0.6%, or $24.2 million, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Admissions revenues decreased 3.9%, or $98.4 million, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due a 3.5% decrease in average ticket price and a 0.4% decrease in attendance. The decrease in average ticket price was primarily due to strategic pricing initiatives put in place over the last year; decreases in the popularity of 3D premium content, and declines in foreign currency translation rates, partially offset by increases in attendance for PLF and IMAX premium content. The decrease in attendance was primarily due to the popularity of films (for U.S. markets and International markets) released in the first quarter as compared to the same period a year ago as well as temporary screen closures for theatre refurbishments.

Food and beverage revenues increased 3.6%, or $44.9 million, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to a 4.0% increase in food and beverage revenues per patron, partially offset by the decrease in attendance. Food and beverage revenues per patron increased as a result of strategic price increases, our food and beverage initiatives including theatre renovations, and our Feature Fare menu, partially offset by declines in foreign currency translation rates.

Total other theatre revenues increased 10.2%, or $29.3 million, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to increases in ticket fees, theatre rentals and income from gift cards and package tickets partially offset by declines in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased 1.6%, or $60.9 million, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Film exhibition costs decreased 0.9%, or $12.1 million, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 52.2% for the nine months ended September 30, 2019 and 50.6% for the nine months ended September 30, 2018.

Food and beverage costs increased 1.5%, or $3.1 million, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 16.0% for the nine months ended September 30, 2019 and 16.3% for the nine months ended September 30, 2018. Food and beverage gross profit per patron increased 4.4% and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 31.3% for the nine months ended September 30, 2019 and 30.6% for the nine months ended September 30, 2018. Rent expense increased 22.5%, or $133.5 million, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to the adoption of ASC 842 for lease accounting where approximately $62.7 million of principal and interest payments were recorded as rent expense during the nine months ended September 30, 2019 related to build-to-suit financing lease obligations, prior year modification of a theatre lease which reduced rent by $35.0 million in 2018, and $19.5 million of non-cash expense from purchase accounting recorded as rent expense, which was previously recorded as depreciation and amortization expense, and the elimination of $5.4 million of deferred gain amortization for sale leaseback transactions that previously reduced rent expense. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

General and Administrative Expense:

Merger, acquisition and other costs. Merger, acquisition and other costs were $11.2 million during the nine months ended September 30, 2019 compared to $27.1 million during the nine months ended September 30, 2018, primarily due to expenses incurred in connection with the Nordic acquisition in the prior year.

Other. Other general and administrative expense decreased $8.7 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to a reduction in legal expenses of $5.4 million and a $2.9 million decrease in bonus expense due to declines in number of partipants and expected performance.

Depreciation and amortization. Depreciation and amortization decreased $61.3 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to the adoption of ASC 842 for lease accounting where the financing lease building and related depreciation were eliminated. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

Other Expense (Income):

Other expense. Other expense of $5.1 million during the nine months ended September 30, 2019 is primarily due to $16.6 million of expense related to the repayment of indebtedness (See Note 6—Corporate Borrowings in the Notes to the Condensed Consolidated Financial Statements under Item 1 for additional information), $2.5 million of foreign currency transaction losses and $0.8 million of non-operating net periodic benefit cost, partially offset by the increase in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $0.5 million and a decrease in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2024 of $14.9 million. During the nine months ended September 30, 2018, other expense included $54.1 million of expense related to our derivative liability for the embedded conversion feature in our Convertible Notes due 2024. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 for additional information about the components of other expense (income).

Interest expense. Interest expense increased $6.2 million to $255.1 million for the nine months ended September 30, 2019 compared to $248.9 million during the nine months ended September 30, 2018. The increase is primarily due to the issuance of our 2.95% $600.0 million Convertible Notes due 2024 on September 14, 2018 and our Senior Secured Credit Facility-Term Loan due 2026 (See Note 6—Corporate Borrowings in the Notes to the Condensed Consolidated Financial Statements under Item 1 for additional information), partially offset by the recording to rent expense of $20.7 million of financing lease obligation interest as a result of the adoption of ASC 842. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

Equity in earnings of non-consolidated entities. Equity in earnings of non-consolidated entities were $24.2 million for the nine months ended September 30, 2019 compared to $74.0 million for the nine months ended September 30, 2018. The earnings for the nine months ended September 30, 2018 includes equity in earnings of $28.9 million related to the sale of our then remaining interest in NCM, $30.1 million related to the Screenvision merger, and $2.3 million gain on the sale of NCM, Inc. common shares, partially offset by a $16.0 million lower of carrying value or fair value impairment loss on 9,492,820 NCM units and 1,000,000 NCM, Inc. common shares held-for-sale and a $1.1 million loss on the return of 915,150 NCM units as a part of the annual common unit adjustment under the NCM ESA.

Investment income. Investment income was $18.7 million for the nine months ended September 30, 2019 compared to $7.4 million for the nine months ended September 30, 2018. Investment income includes a gain on the sale of our Austria theatres of $12.9 million for the nine months ended September 30, 2019 and includes payments received related to the NCM tax receivable agreement of $4.0 million and $5.4 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. Investment income for the nine months ended September 30, 2018 also includes a $1.5 million gain on the sale of a joint venture managed theatre.

Income tax provision. The income tax provision was $10.9 million and $13.2 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $135.6 million and $60.5 million during the nine months ended September 30, 2019 and September 30, 2018, respectively. Net loss during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was impacted by lower attendance which negatively impacted admissions revenue, higher rent expense, operating expense and interest expense, decreased equity in earnings from non-consolidated entities, offset by increases in food and beverage revenues and other revenues, decreases in other expense related to our derivative liability, income tax provision, depreciation and amortization expense, general and administrative expenses increased investment income and a decline in foreign currency translation rates.

Theatrical Exhibition–U.S. Markets

Revenues. Total revenues decreased 0.3%, or $8.0 million, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Admissions revenues decreased 3.5%, or $63.8 million, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to a 2.2% decrease in average ticket price and a 1.3% decrease in attendance. The decrease in average ticket price was primarily due to strategic pricing initiatives put in place over the last year; decreases in the popularity of 3D premium content, partially offset by increases in attendance for PLF and IMAX premium content. The decrease in attendance was primarily due to the popularity of films released in the first quarter as compared to the same period a year ago as well as temporary screen closures for theatre refurbishments.

Food and beverage revenues increased 3.4%, or $33.5 million, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to the increase in food and beverage revenues per patron of 4.8%, partially offset by the decrease in attendance. Food and beverage revenues per patron increased as a result of strategic price increases and our food and beverage initiatives including our Feature Fare menu and theatre renovations.

Total other theatre revenues increased 11.9%, or $22.3 million, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to increased ticket fees of $18.5 million or 25.1% and increase in theatre rentals.

Operating costs and expenses. Operating costs and expenses increased 3.1%, or $87.2 million, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Film exhibition costs decreased 0.7%, or $7.4 million, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 55.8% and 54.2% for the nine months ended September 30, 2019 and September 30, 2018, respectively.

Food and beverage costs increased 2.2%, or $3.2 million, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily as the result of increases in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 14.3% for the nine months ended September 30, 2019 and 14.5% for the nine months ended September 30, 2018. Food and beverage gross profit per patron increased 5.0% and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 30.3% for the nine months ended September 30, 2019 and 28.8% during the nine months ended September 30, 2018. Rent expense increased 23.3%, or $100.3 million, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to a prior year modification of a theatre lease which reduced rent by $35.0 million in 2018 offset by the adoption of ASC 842 for lease accounting where approximately $33.0 million of principal and interest payments were recorded as rent expense during the nine months ended September 30, 2019 related to build-to-suit financing lease obligations, the elimination of $5.4 million of deferred gain amortization for sale leaseback transactions that previously reduced rent expense and $13.7 million of non-cash expense from purchase accounting recorded as rent expense, which was previously recorded as depreciation and amortization expense. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

General and Administrative Expense:

Merger, acquisition and other costs. Merger, acquisition and other costs were $5.8 million during the nine months ended September 30, 2019 compared to $15.2 million during the nine months ended September 30, 2018, primarily due to expenses incurred in connection with the Nordic acquisition in the prior year.

Other. Other general and administrative expense decreased $10.3 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to a reduction in legal expenses of $5.4 million and a $2.9 million decrease in bonus expense due to declines in number of participants and expected performance.

Depreciation and amortization. Depreciation and amortization decreased $33.4 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to the adoption of ASC 842 for lease accounting where the financing lease buildings and related depreciation were eliminated. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

Other Expense (Income):

Other expense. Other expense of $4.6 million during the nine months ended September 30, 2019 is primarily due to $16.6 million of expense related to the repayment of indebtedness (See Note 6—Corporate Borrowings in the Notes to the Condensed Consolidated Financial Statements under Item 1 for additional information), $1.7 million of foreign currency transaction losses and $0.8 million of non-operating net periodic benefit cost, partially offset by the increase in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $0.5 million and a decrease in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2024 of $14.9 million. During the nine months ended September 30, 2018, other expense included $54.1 million of expense related to our derivative liability for the embedded conversion feature in our Convertible Notes due 2024. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 for additional information about the components of other expense (income).

Interest expense. Interest expense increased $18.8 million to $248.7 million for the nine months ended September 30, 2019 compared to $229.9 million the nine months ended September 30, 2018 primarily due to the interest expense related to our 2.95% $600.0 million Convertible Notes due 2024 issued on September 14, 2018 and our Senior Secured Credit Facility-Term Loan due 2026 (See Note 6—Corporate Borrowings in the Notes to the Condensed Consolidated Financial Statements under Item 1 for additional information), partially offset by the recording to rent expense of $9.9 million of financing lease obligation interest as a result of the adoption of ASC 842. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

Equity in earnings of non-consolidated entities. Equity in earnings of non-consolidated entities were $23.2 million for the nine months ended September 30, 2019 compared to $71.0 million for the nine months ended September 30, 2018. Equity in earnings for the nine months ended September 30, 2018 includes equity in earnings of $28.9 million related to the sale of our then remaining interest in NCM, $30.1 million related to the Screenvision merger and a $2.3 million gain on the sale of NCM, Inc. common shares, partially offset by a $16.0 million lower of carrying value or fair value impairment loss on 9,492,820 NCM units and 1,000,000 NCM, Inc. common shares held-for-sale and a $1.1 million loss on the return of 915,150 NCM units as a part of the annual common unit adjustment under the NCM ESA.

Investment income. Investment income was $5.7 million for the nine months ended September 30, 2019 compared to $7.4 million for the nine months ended September 30, 2018. Investment income includes payments received related to the NCM tax receivable agreement of $4.0 million and $5.4 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. Investment income for the nine months ended September 30, 2018 also includes a $1.5 million gain on the sale of a joint venture managed theatre.

Income tax provision. The income tax provision was $8.9 million and $14.6 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $142.7 million and $36.5 million during the nine months ended September 30, 2019 and September 30, 2018, respectively. Net loss during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was impacted by lower attendance which negatively impacted admissions revenue, higher rent expense, operating expense and interest expense, decreased equity in earnings from non-consolidated entities, offset by increases in food and beverage revenues and other revenues, decreases in other expense related to our derivative liability, income tax provision, depreciation and amortization expense, general and administrative expenses and increased investment income.

Theatrical Exhibition - International Markets

Revenues. Total revenues decreased 1.6%, or $16.2 million, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Admissions revenues decreased 5.1%, or $34.6 million, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to a decline in average ticket price of 7.0%, partially offset by an increase in attendance of 2.1%. The decrease in average ticket price was primarily due to decreases in foreign currency translation rates. The increase in attendance was primarily due to the popularity of films released in the period as compared to the same period a year ago.

Food and beverage revenues increased 4.5%, or $11.4 million, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to the overall increase in food and beverage per patron of 2.3% including declines in foreign currency translation rates and the increase in attendance.

Total other theatre revenues increased $7.0 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to increases in ticket fees, theatre rentals and income from gift cards and package tickets, partially offset by a decline in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses decreased 2.5%, or $26.3 million, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Film exhibition costs decreased $4.7 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 42.4% for the nine months ended September 30, 2019 and 40.9% for the nine months ended September 30, 2018.

Food and beverage costs decreased $0.1 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease in food and beverage costs was primarily due to the decrease in foreign currency translation rates. As a percentage of food and beverage revenues, food and beverage costs were 22.4% for the nine months ended September 30, 2019 and 23.4% for the nine months ended September 30, 2018. Food and beverage gross profit per patron increased 3.7% and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 34.1% for the nine months ended September 30, 2019 and 35.6% during the nine months ended September 30, 2018. Rent expense increased $33.2 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to the adoption of ASC 842 for lease accounting where approximately $29.7 million of prior year principal and interest payments were recorded as rent expense during the nine months ended September 30, 2019 related to build-to-suit financing lease obligations and $5.8 million of non-cash rent expense - purchase accounting was recorded as rent expense, offset by a decline in foreign currency translation rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

General and Administrative Expense:

Merger, acquisition and other costs. Merger, acquisition and other costs decreased $6.5 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to expenses incurred in connection with the Nordic acquisition in the prior year.

Other. Other general and administrative expense increased $1.6 million during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

Depreciation and amortization. Depreciation and amortization decreased $27.9 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to the adoption of ASC 842 for lease accounting where the financing lease buildings and depreciation were eliminated and a decline in foreign currency translation rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

Other Expense:

Other expense. Other expense was $0.5 million during the nine months ended September 30, 2019 compared to $1.3 million for the nine months ended September 30, 2019. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 for additional information about the components of other expense (income).

Interest expense. Interest expense decreased $12.6 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to the adoption of ASC 842 for lease accounting which recorded build-to-suit finance lease obligation interest expense to rent and a decline in foreign currency translation rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 for the impact of ASC 842.

Investment income. Investment income increased $13.0 million due to the gain on the sale of our Austria theatres.

Income tax provision (benefit). The income tax provision was $2.0 million for the nine months ended September 30, 2019 and the income tax benefit was ($1.4) million for the nine months ended September 30, 2018. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings (loss). Net earnings increased $31.1 million during the nine months ended September 30, 2019 as a result of higher attendance, increased investment income, lower depreciation and amortization, reduced operating expenses, lower general and administrative expense and lower interest expense, offset by a decline in foreign currency translation rates, higher rent expense and higher income tax provisions.

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

We had working capital deficits (excluding restricted cash) as of September 30, 2019 and December 31, 2018 of $1,208.7 million and $557.5 million, respectively. Working capital included $568.1 million and $0 of operating lease liabilities as of September 30, 2019 and December 31, 2018, respectively. Working capital included $347.5 million and $414.8 million of deferred revenues as of September 30, 2019 and December 31, 2018, respectively. We have the ability to borrow under our Revolving Credit Facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments). As of September 30, 2019, we had $211.7 million available for borrowing, net of letters of credit, under our Revolving Credit Facility. We also maintain a £100.0 million ($123.0 million based on the foreign currency translation rate of 1.2298 on September 30, 2019) revolving credit facility at our Odeon subsidiary. As of September 30, 2019, we had $10.0 million drawn down on the revolving credit facility and had issued £17.0 million ($20.9 million) standby letters of credit in the ordinary course of business, leaving £74.9 million ($92.1 million) available for borrowing.

We believe that cash generated from operations, existing cash and cash equivalents, availability under our Revolving Credit Facility and Odeon’s revolving credit facility will be sufficient to fund operations, planned capital expenditures and dividends currently and for at least the next 12 months and enable us to maintain compliance with all financial debt covenants.

As of September 30, 2019, we were in compliance with all financial debt covenants.

Cash Flows from Operating Activities

Cash flows provided by operating activities, as reflected in the condensed consolidated statements of cash flows, were $210.2 million and $298.8 million during the nine months ended September 30, 2019 and September 30, 2018, respectively. The decrease in cash flows provided by operating activities was primarily due to decreased attendance levels and average ticket prices which drove lower operating results and the adoption of ASC 842 which reclassified approximately $42.0 million of principal payments under build-to-suit finance lease obligations from net cash used in financing activities to net cash used in operating activities during calendar 2019.

Cash Flows from Investing Activities

Cash flows used in investing activities, as reflected in the condensed consolidated statements of cash flows, were $348.4 million and $114.3 million during the nine months ended September 30, 2019 and September 30, 2018, respectively. Cash outflows from investing activities include capital expenditures of $348.2 million and $374.9 million during the nine months ended September 30, 2019 and September 30, 2018, respectively. Our capital expenditures primarily consisted of strategic growth initiatives and remodels, capital improvements to existing locations in our theatre circuit, and technology upgrades. During the nine months ended September 30, 2019, cash flows used in investing activities included the cash outflows of $11.8 million for the acquisition of assets related to 4 theatres in the U.S. markets, offset by proceeds from the disposition of long-term assets of $21.4 million. During the nine months ended September 30, 2018, net cash used in investing activities included proceeds from the Screenvision merger of $45.8 million, proceeds from sale leaseback transactions of $50.1 million, and proceeds from the disposition of NCM units of $162.5 million. We expect that our cash outflows for capital expenditures, net of landlord contributions, will be approximately $415.0 million for calendar 2019.

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

Cash Flows from Financing Activities

Cash flows used in financing activities, as reflected in the condensed consolidated statements of cash flows, were $72.9 million and $155.3 million during the nine months ended September 30, 2019 and September 30, 2018, respectively.

During the nine months ended September 30, 2019, cash inflows from financing activities included the proceeds from the issuance of $1,990.0 million of Term Loans due 2026, offset by cash outflows for the repayment of the Term Loan due 2022 of $849.8 million, repayment of the Term Loan due 2023 of $488.7 million, repayments of the 6.0% Senior Secured Notes due 2023 of $230.0 million and payment of the 5.875% Senior Subordinated Notes due 2022 of $375.0 million. Call premiums paid related to the repayment of the 6.0% Senior Secured Notes due 2023 and the 5.875% Senior Subordinated Notes due 2022 were $15.9 million and debt financing costs paid were $11.7 million. See Note 6—Corporate Borrowings in the Notes to the Condensed Consolidated Financial Statements under Item 1 for additional information.

Principal payments under finance lease obligations declined to $8.5 million due primarily to the adoption of ASC 842 where principal payments of $42.0 million for build-to-suit finance lease obligations were reclassified as operating leases and the related cash flows were also classified as operating activities. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1. for the impact of ASC 842.

On February 15, 2019, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, paid on March 25, 2019 to stockholders of record on March 11, 2019. On May 3, 2019, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, paid on June 24, 2019 to stockholders of record on June 10, 2019. On August 2, 2019, our Board of Directors declared a cash dividend in the amount of $0.20 per share of Class A and Class B common stock, paid on September 23, 2019 to stockholders of record on September 9, 2019. We paid dividends and dividend equivalents of $63.4 million and $237.4 million during the nine months ended September 30, 2019 and September 30, 2018, respectively.

On October 24, 2019, the Board of Directors declared a cash dividend in the amount of $0.20 per share on our Class A and Class B common stock, payable on December 16, 2019 to stockholders of record on December 2, 2019.

We made tax payments for restricted stock units withholdings of $1.3 million and $1.7 million during the nine months ended September 30, 2019 and September 30, 2018, respectively.

We paid $13.5 million for treasury stock purchased at the end of 2017 and settled during January of 2018. We paid $8.3 million for treasury stock purchased during the nine months ended September 30, 2018.

On September 14, 2018, we used the net proceeds from the Convertible Notes due 2024 private offering to repurchase and retire 24,057,143 shares of Class B common stock held by Wanda for $422.9 million and to pay a special dividend on September 28, 2018 to shareholders of record on September 25, 2018 of $1.55 per share, or approximately $160.5 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, our financial results are exposed to fluctuations in interest rates and foreign currency exchange rates. In accordance with applicable guidance, we presented a sensitivity analysis showing the potential impact to net income of changes in interest rates and foreign currency exchange rates. For the nine months ended September 30, 2019, our analysis utilized a hypothetical 100 basis-point increase or decrease to the average interest rate on our variable rate debt instruments to illustrate the potential impact to interest expense of changes in interest rates. For the nine months ended September 30, 2019, our analysis utilized a hypothetical 100 basis-point increase or decrease to market interest rates on our fixed rate debt instruments to illustrate the potential impact to fair value of changes in interest rates.

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

Market risk on variable-rate financial instruments. At September 30, 2019, we maintained a Senior Secured Credit Facility comprised of a $225.0 million revolving credit facility and $2,000.0 million of Term Loan due 2026. The Senior Secured Credit Facility provides for borrowings at a rate per annum equal to, at our option, either (i) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, or (b) the prime rate of Citi or (ii) the LIBOR + 3.0%. The rate in effect at September 30, 2019 for the outstanding Term Loan due 2026 was 5.23% per annum. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At September 30, 2019, we had no variable-rate borrowings outstanding under our revolving credit facility and had an aggregate principal balance of $1,990.0 million outstanding under the Term Loan due 2026. A 100-basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $14.9 million during the nine months ended September 30, 2019.

Market risk on fixed-rate financial instruments. Included in long-term corporate borrowings at September 30 2019 were principal amounts of $600.0 million of our Convertible Notes due 2024, $600.0 million of our Notes due 2025, $595.0 million of our Notes due 2026, $475.0 million of our Notes due 2027, and £500.0 million ($614.9 million) of our Sterling Notes due 2024. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $136.0 million and $(128.0) million, respectively.

Foreign currency exchange rate risk. We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our ownership of Odeon and Nordic. Odeon’s revenues and operating expenses are transacted in British Pounds and Euros, and Nordic’s revenues and operating expenses are transacted primarily in Swedish Krona and Euros. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If Odeon and Nordic operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for Odeon and Nordic. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our ownership in Odeon and Nordic as of September 30, 2019, holding everything else constant, a hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net income of changes in foreign exchange rates would decrease the aggregate net earnings of our International theatres for the nine months ended September 30, 2019 by approximately $0.7 million.

Our foreign currency translation rates decreased by approximately 6.3% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, which did not significantly impact our consolidated net loss for the nine months ended September 30, 2019.

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

As part of the adoption of ASC Topic 842, the Company implemented new internal controls to ensure we adequately evaluated our contracts and properly assessed the new lease accounting standard’s impact on our consolidated financial statements. There were no other significant changes in the Company’s internal control over financial reporting due to the adoption of the new standard, and no other changes in its internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

	Purchases of Equity Securities
				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be
			Part of Publicly	Purchased Under the
	Total Number of	Average Price Paid	Announced Plans or	Plans or Program (a)
Period	Shares Purchased	Per Share	Programs (a)	(in millions)
July 1, 2019 through July 31, 2019	—	$—	—	$44.3
August 1, 2019 through August 31, 2019	—	$—	—	$44.3
September 1, 2019 through September 30, 2019	—	$—	—	$44.3
Total	—		—
(a)	As announced on August 3, 2017, our Board of Directors authorized a share repurchase program for an aggregate purchase of up to $100.0 million of our common stock, excluding transaction costs. As of September 30, 2019, $44.3 million remained available for repurchase under this plan. A two-year time limit had been set for the completion of this program, which expired August 2, 2019.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*32.1	Section 906 Certifications of Adam M. Aron (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

**101.INS	Inline XBRL Instance Document

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

**104	Cover Page Interactive Data File (formatted as inline XBRL and contained as Exhibit 101)

*      Filed herewith

**    Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT HOLDINGS, INC.

Date: November 7, 2019	/s/ ADAM M. ARON
Adam M. Aron
Chief Executive Officer, Director and President

Date: November 7, 2019	/s/ CRAIG R. RAMSEY
Craig R. Ramsey
Executive Vice President and Chief Financial Officer