Form 10-K
period 2019-12-31
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2020-02-28
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

⌧
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Smaller reporting company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2019, computed by reference to the price at which the registrant’s Class A common stock was last sold on the New York Stock Exchange on such date was $485,872,924 (52,076,412 shares at a closing price per share of $9.33).

Shares of Class A common stock outstanding—52,472,503 shares at February 21, 2020

Shares of Class B common stock outstanding—51,769,784 shares at February 21, 2020

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2020 annual meeting of stockholders, to be filed within 120 days of December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMC ENTERTAINMENT HOLDINGS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “forecast,” “estimate,” “project,” “intend,” “plan,” “expect,” “should,” “believe” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	risks relating to motion picture production and performance;

●	our lack of control over distributors of films;

●	intense competition in the geographic areas in which we operate;

●	increased use of alternative film delivery methods or other forms of entertainment;

●	shrinking exclusive theatrical release windows;

●	AMC Stubs® A-List may not meet anticipated revenue projections which could result in a negative impact upon operating results;

●	general and international economic, political, social and financial market conditions and other risks including the effects of the exit of the United Kingdom from the European Union;

●	risks and uncertainties relating to our significant indebtedness;

●	limitations on the availability of capital may prevent us from deploying strategic initiatives;

●	certain covenants in the agreements that govern our indebtedness may limit our ability to take advantage of certain business opportunities;

●	our ability to achieve expected synergies, benefits and performance from our strategic theatre acquisitions and strategic initiatives;

●	our ability to refinance our indebtedness on terms favorable to us;

●	optimizing our theatre circuit through new construction and the transformation of our existing theatres may be subject to delay and unanticipated costs;

●	failures, unavailability or security breaches of our information systems;

●	risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges;

●	our ability to utilize interest expense deductions may be limited annually due to Section 163(j) of the Tax Cuts and Jobs Act of 2017;

●	our ability to recognize interest deduction carryforwards and net operating loss carryforwards to reduce our future tax liability;

●	our ability to recognize certain international deferred tax assets which currently do not have a valuation allowance recorded;

●	impact of the elimination of the calculation of USD LIBOR rates on our contracts indexed to USD LIBOR;

●	review by antitrust authorities in connection with acquisition opportunities;

●	risks relating to the incurrence of legal liability, including costs associated with securities class action lawsuits;

●	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;

●	risks of poor financial results may prevent us from deploying strategic initiatives;

●	operating a business in international markets we are unfamiliar with, including acceptance by movie-goers of our initiatives that are new to those markets;

●	increased costs in order to comply or resulting from a failure to comply with governmental regulation, including the General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”) and pending future domestic privacy laws and regulations;

●	geopolitical events, including the threat of terrorism or cyber-attacks, or widespread health emergencies, such as the novel coronavirus or other pandemics or epidemics, causing people to avoid our theatres or other public places where large crowds are in attendance; and

●	we may not generate sufficient cash flows or have sufficient restricted payment capacity under our Senior Secured Credit Facility or the indentures governing our debt securities to pay our intended dividends on our Class A and Class B common stock.

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

Readers are urged to consider these factors carefully in evaluating the forward-looking statements. For further information about these and other risks and uncertainties as well as strategic initiatives, see Item 1A. “Risk Factors” and Item 1. “Business” in this Annual Report on Form 10-K.

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

As of December 31, 2019, Wanda owned approximately 49.85% of Holdings’ outstanding common stock and 74.89% of the combined voting power of Holdings’ outstanding common stock and has the power to control Holdings’ affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), entering into of mergers, sales of substantially all of our assets and other extraordinary transactions.

Our business was founded in Kansas City, Missouri in 1920. Holdings was incorporated under the laws of the state of Delaware on June 6, 2007. We maintain our principal executive offices at One AMC Way, 11500 Ash Street, Leawood, Kansas 66211.

Narrative Description of Business

We are the world’s largest theatrical exhibition company and an industry leader in innovation and operational excellence. Over the course of our nearly 100-year history, we have pioneered many of the theatrical exhibition industry’s most important innovations. We introduced Multiplex theatres in the 1960s and the North American stadium-seated Megaplex theatre format in the 1990s. Most recently, we continued to innovate and evolve the movie-going experience with the deployment of our theatre renovations featuring plush, powered recliner seating and the launch of our U.S. subscription loyalty tier, AMC Stubs® A-List. Our growth has been driven by a combination of organic growth through reinvestment in our existing assets and through the acquisition of some of the most respected companies in the theatrical exhibition industry.

Our business is operated in two Theatrical Exhibition reportable segments, U.S. markets and International markets. Prior to 2016, we primarily operated in the United States. Our international operations are largely a result of our acquisition of Odeon and UCI Cinemas Holdings Limited (“Odeon”) in November of 2016 and Nordic Cinemas Group Holding AB (“Nordic”) in March of 2017.

Today, AMC is the largest theatre operator in the world. On a global basis, approximately 356 million consumers attended AMC theatres during the year ended December 31, 2019. As of December 31, 2019, we operated 1,004 theatres and 11,041 screens in 15 countries, including 636 theatres with a total of 8,094 screens in the United States and 368 theatres and 2,947 screens in European markets and Saudi Arabia. We are the market leader in the United States and Europe, including in Italy, Spain, Sweden, Norway, Finland, Latvia and Lithuania; and a leading theatre operator in the United Kingdom, Ireland, Portugal and Germany. We have operations in four of the world’s ten largest economies, including four of the five largest European economies (the United Kingdom, Spain, Italy and Germany).

As of December 31, 2019, in the U.S. markets, we operated theatres in 44 states and the District of Columbia, with approximately 52% of the U.S. population living within 10 miles of one of our theatres. We have a diversified footprint with complementary global geographic and guest demographic profiles, which we believe gives our circuit a unique profile and offers us strategic and operational advantages while providing our studio partners with a large and diverse distribution channel. We operate some of the most productive theaters in the top markets in the United States and are the market leader in the top two markets: New York and Los Angeles. Our top five markets, in each of which we hold the #1 share position, are New York, Los Angeles, Chicago, Atlanta and Washington, D.C., according to data provided by Comscore.

As of December 31, 2019, in the International markets, we operated theatres in 13 European countries and in Saudi Arabia through our Kingdom of Saudi Arabia partnership. In all of these 14 countries, we operate productive assets in each of the country’s capitals. About a third of our international recliner renovations occurred in London, Berlin and Madrid; three of the largest Western European capitals. Due to the population density in Europe, each screen serves on average twice the population of a U.S. screen in a less populated market. With the exception of the Baltics and Portugal, we operated a combined 14 IMAX® screens in all of our territories’ capitals.

The following table provides detail with respect to the geographic location of our theatrical exhibition circuit as of December 31, 2019:

U.S. Markets	Theatres(1)	Screens(1)
Alabama	18	232
Arizona	12	196
Arkansas	5	53
California	54	716
Colorado	15	199
Connecticut	5	68
Delaware	1	14
Florida	38	595
Georgia	34	424
Idaho	1	11
Illinois	51	592
Indiana	24	321
Iowa	7	92
Kansas	9	132
Kentucky	6	66
Louisiana	7	99
Maryland	13	144
Massachusetts	10	142
Michigan	18	248
Minnesota	8	117
Missouri	12	150
Montana	6	61
Nebraska	4	43
Nevada	2	28
New Hampshire	1	10
New Jersey	27	353
New Mexico	2	14
New York	29	308
North Carolina	26	340
North Dakota	4	25
Ohio	16	203
Oklahoma	17	173
Oregon	2	25
Pennsylvania	30	333
South Carolina	6	59
South Dakota	3	24
Tennessee	22	263
Texas	48	719
Utah	3	29
Virginia	13	173
Washington	15	181
West Virginia	2	15
Wisconsin	6	73
Wyoming	1	9
District of Columbia	3	22
Total U.S. Markets	636	8,094

International Markets
Denmark	2	10
Estonia	3	15
Finland	26	150
Germany	24	215
Ireland	11	77
Italy	50	493
Latvia	1	14
Lithuania	5	35
Norway	13	94
Portugal	3	45
Saudi Arabia	2	9
Spain	42	487
Sweden	74	410
United Kingdom	112	893
Total International Markets	368	2,947
Total	1,004	11,041

(1)	Included in the above table are 67 theatres and 332 screens that we manage or in which we have a partial interest. In the U.S. markets segment, we manage or have a partial interest in seven theatres and 73 screens. In the International markets segment, we manage or have a partial interest in 60 theatres and 259 screens.

Our theatrical exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. We offer consumers a broad range of entertainment alternatives including traditional film programming, independent and foreign films, performing arts, music and sports. We also offer food and beverage alternatives beyond traditional concession items, including made-to-order meals, customized coffee, healthy snacks, beer, wine, premium cocktails, and dine-in theatre options. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our customer loyalty program, rental of theatre auditoriums, income from gift card and exchange ticket sales, and online ticketing fees.

Our Strategy

We are committed to maintaining a leadership position in the exhibition industry by focusing on forward-thinking initiatives for the benefit of our guests. We do this through the AMC Platform which is a combination of unique marketing outreach, seamless digital technology and innovative theatre amenities designed to 1) transform AMC into a world class leader in customer engagement, 2) deliver the best in-person experience while at AMC theatres and 3) selectively expand our footprint. Consistent with our history and culture of innovation, we believe our vision and relentless focus on these key elements, which apply strategic and marketing components to traditional theatrical exhibition, will drive our future success.

1)	Transform AMC into a World Class Leader in Customer Engagement

AMC engages movie-goers through advances in technology and marketing activities to strengthen the bonds with our current guests and create new connections with potential customers that drive both growth and loyalty. AMC serves our guests, end-to-end, from before they enter our theatres, through their enjoyment of a comprehensive spectrum of film content while at our theatres and then again after the movie when they’ve left the theatre and are deciding what film to see the next time they visit.

In our U.S. markets, we begin the process of engagement with AMC Stubs® our customer loyalty program which allows members to earn rewards, receive discounts and participate in exclusive members-only offerings and services. It features a traditional paid tier called AMC Stubs Premiere™ for a $15 annual membership fee and a non-paid tier called AMC Stubs Insider™. Both programs reward loyal guests for their patronage of AMC theatres. Rewards earned are redeemable on future purchases at AMC locations.

On June 26, 2018, we launched AMC Stubs® A-List, a new tier of our AMC Stubs® loyalty program. This program offers guests admission to movies at AMC up to three times per week including multiple movies per day and repeat visits to already seen movies for the monthly price of between $19.95 and $23.95 depending upon geographic market. AMC Stubs® A-List also includes premium offerings including IMAX®, Dolby Cinema™ at AMC, RealD, Prime and BigD. AMC Stubs® A-List members can book tickets online in advance and select specific seats at AMC Theatres with reserved seating.

As of December 31, 2019, we had more than 22,500,000 member households enrolled in AMC Stubs® A-List, AMC Stubs Premiere™ and AMC Stubs Insider™ programs on a combined basis. Our AMC Stubs® members represented approximately 45% of AMC U.S. markets attendance during the year ended December 31, 2019, with members generating 2.2x higher revenue than non-members. Our much larger database of identified movie-goers also provides us with additional insight into our customers’ movie preferences. This enables us to have a larger, more personalized and targeted marketing effort.

In our International markets, we currently have loyalty programs in the major territories in which we operate. The movie-goers can earn points for spending money at the theatre, and those points can be redeemed for tickets and concession items at a later date. Odeon currently has more than 4,200,000 active members in these various loyalty programs. We are currently evaluating the Odeon loyalty programs to determine how best to reward our European movie-goers and heighten guest loyalty to drive additional attendance to Odeon theatres.

Our marketing efforts are not limited to our loyalty program as we continue to improve our customer connections through our website and mobile apps and expand our online and movie offerings. In select markets during

2019, we upgraded our mobile applications with the ability to order food and beverage offerings via our mobile applications while ordering tickets ahead of scheduled showtimes. Also, in 2019, we launched AMC Theatres On Demand, a new service where members of the AMC Stubs® loyalty program can rent or buy movies. We believe our competitive advantage of a robust and easy-to-use online and mobile presence combined with an effective loyalty program that provides better market intelligence to anticipate customers’ future behavior should allow us to capture incremental share of both entertainment dollars and time.

2)	Deliver the best in-person experience while at AMC theatres

In conjunction with our advances in technology and marketing initiatives, we plan to continue investing in our theatres and enhancing the consumer experience to deliver the best in-person experience and take greater advantage of incremental revenue-generating opportunities, primarily through comfort and convenience innovations, imaginative food and beverage initiatives, and exciting premium large format (“PLF”) offerings.

Comfort and Convenience Innovations. Recliner seating is the key feature of our theatre renovations. We believe that maximizing comfort and convenience for our customers will be increasingly necessary to maintain and improve our relevance. These renovations, in conjunction with capital contributions from our landlords, involve stripping theatres to their basic structure in order to replace finishes throughout, upgrading the sight and sound experience, installing modernized points of sale and, most importantly, replacing traditional theatre seats with plush, electric recliners that allow customers to deploy a leg rest and fully recline at the push of a button. The quality improvement in the customer experience can drive a 33% increase in attendance, on average, at these locations in their first year post renovation. Upon reopening a remodeled theatre, we typically increase the ticket price to reflect the enhanced consumer experience.

As of December 31, 2019, in our U.S. markets we now feature recliner seating in approximately 342 U.S. theatres, including Dine-in-Theatres, totaling approximately 3,256 screens and representing 40.2% of total U.S. screens, and representing 55% of total U.S. screens currently identified for recliner renovations. In our International markets, we have recliner seating in approximately 71 International theatres, totaling approximately 451 screens and representing 15.3% of total International screens.

Open-source internet ticketing makes AMC’s entire universe of seats in the U.S. (over 1.1 million as of December 31, 2019), for all our show times, as available as possible, on as many websites and mobile applications as possible. Our tickets are currently on sale either directly or through mobile apps, at our own website and our mobile apps and other third-party ticketing vendors. For the year ended December 31, 2019, approximately 51.9% of our tickets were purchased online in the U.S., with approximately 72.3% of total online tickets being purchased through the AMC ticket engine. During calendar 2019, we converted all of our AMC and AMC Dine-In theatres to reserved seating, allowing our customers to choose a specific seat in advance of the movie.

Imaginative Food and Beverage Initiatives. Our deployment initiatives also apply to food and beverage enhancements. We have expanded our menu of enhanced food and beverage products to include meals, healthy snacks, premium beers, wine and mixed drinks, and other gourmet products. We plan to invest across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage design improvements to the development of new dine-in theatre options.

Our MacGuffins Bar and Lounges (“MacGuffins”) give us an opportunity to engage our over-21 customers. As of December 31, 2019, we offer alcohol in approximately 342 AMC theatres in the U.S. markets, and 237 theatres in our International markets and continue to explore expansion globally.

Exciting Premium Large Format Offerings. PLF auditoriums generate our highest customer satisfaction scores, and we believe the investment in premium formats increases the value of the movie-going experience for our guests, ultimately leading to additional ticket revenue. To that end we are committed to investing in and expanding our offerings of the best sight and sound experiences through a combination of our partnerships with IMAX® and Dolby Cinema™ and the further development of our own proprietary PLF offering, AMC Prime.

●	IMAX®. IMAX® is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations.

As of December 31, 2019, AMC was the largest IMAX® exhibitor in the U.S., with 188 (3D enabled) IMAX® screens and a 56% market share. Each one of our IMAX® local installations is protected by geographic exclusivity, and as of December 31, 2019, our IMAX® screen count was 98% greater than our closest competitor. We also operate 35 IMAX® screens in Europe. We expect to continue to expand our IMAX® relationship across the U.S. and Europe, further strengthening our position as the largest IMAX® exhibitor in the U.S. and a leading IMAX® exhibitor in the United Kingdom and Europe.

●	Dolby Cinema™. Dolby Cinema™ offers a premium cinema offering for movie-goers that combines state-of-the-art image and sound technologies with inspired theatre design and comfort. Dolby Cinema™ at AMC includes Dolby Vision™ laser projection and object-oriented Dolby Atmos® audio technology, as well as AMC’s plush power reclining seats with seat transducers that vibrate with the action on screen.

As of December 31, 2019, we operated 148 Dolby Cinema™ at AMC auditoriums in the U.S. In December 2018, we introduced the first United Kingdom Dolby Cinema Auditorium in our iconic Leicester Square theatre in the heart of London, ending 2019 with 5 Dolby Cinema™ Auditoriums in Europe. We expect to expand the deployment of our innovative Dolby Cinema™ auditoriums in both our U.S. and International markets.

●	In-house PLF Brands. We continue to add our private label PLF experience to many of our locations, with superior sight and sound technology and enhanced seating as contrasted with our traditional auditoriums. This proprietary PLF auditorium is branded Prime at AMC or BigD in the U.S. markets and ISENSE in the International markets and offers an enhanced theatrical experience for movie-goers beyond our current core theatres, at a lower price premium than IMAX® or Dolby Cinema™. Therefore, it may be especially relevant in smaller or more price-sensitive markets. As of December 31, 2019, we operated 24 Prime at AMC screens and 31 BigD screens in the U.S. markets and 70 ISENSE screens in the International markets.

The following table provides detail with respect to digital delivery, 3D enabled projection, large screen formats, such as IMAX® and our proprietary Dolby Cinema™, other PLF screens, enhanced food and beverage offerings and our premium seating as deployed throughout our circuit on December 31, 2019:

	U.S. Markets		International Markets
Format	Theatres	Screens	Theatres	Screens
Digital	636	8,091	368	2,947
3D enabled (includes IMAX® and in-house PLF brands)	636	3,116	368	1,424
IMAX® (3D enabled)	187	188	35	35
Dolby Cinema™	148	148	5	5
Other PLF (3D enabled)	50	50	69	70
Dine-in theatres	51	725	2	8
Premium seating	342	3,256	71	451

3)	Expand

We intend to grow through the deployment of our strategic growth initiatives, opening new-build theatres and continued exploration of small acquisitions. By expanding our platform through disciplined new-build theatres and acquisitions, we are able to further deploy our proven strategic initiatives while further diversifying our consumer base, leading to greater appeal for more films. The additional scale achieved through new-build theatres and acquisitions also serves to benefit AMC through global procurement savings and increased overhead efficiencies. We believe that expansion offers us additional opportunities to introduce our proven guest-focused strategies to new movie-goers and will generate meaningful benefits to guests, associates, studio partners and our shareholders.

The following table sets forth our historical information concerning new builds (including expansions), acquisitions and dispositions (including net construction closures) and end-of-period operated theatres and screens through December 31, 2019:

					Permanent/Temporary
					Closures/(Openings),
	New Builds		Acquisitions		net		Total Theatres
	Number of	Number of	Number of	Number of	Number of	Number of	Number of	Number of
Fiscal Year	Theatres	Screens	Theatres	Screens	Theatres	Screens	Theatres	Screens
Beginning balance							346	4,947
Calendar 2015	2	23	40	410	1	(46)	387	5,426
Calendar 2016	2	17	520	5,201	3	86	906	10,558
Calendar 2017	12	96	128	736	32	221	1,014	11,169
Calendar 2018	11	89	4	39	23	206	1,006	11,091
Calendar 2019	10	85	7	70	19	205	1,004	11,041
	37	310	699	6,456	78	672

Rebalancing of the new supply-and-demand relationship created by recliner seating presents us two further opportunities to improve customer convenience and maximize operating results: open-source internet ticketing and reserved seating.

Our Competitive Strengths

We believe we have the following competitive strengths:

Leading guest engagement through digital marketing and technology platforms. Through our AMC Stubs® loyalty program, we have developed a consumer database of some 22.5 million households, representing approximately 50 million individuals. Our digital marketing and technology platforms allow us to engage with these customers frequently, efficiently and on a very personalized level. We believe personalized data drives increased engagement, resulting in higher attendance.

Leading Market Share in Important, Affluent and Diverse Markets. Across our three biggest metropolitan markets in the United States—New York, Los Angeles and Chicago, representing 17% of the country’s total box office—we hold a 39% combined market share. As of December 31, 2019, we have theatres located in the top 25 U.S. markets, holding the #1 or #2 position in 18 of those 25 markets based on box office revenue. We are also the #1 theatre operator in Italy, Sweden, Norway, Finland, Latvia, Lithuania, and Spain; the #2 operator in the United Kingdom, Ireland, and Portugal; and the #4 operator in Germany. We believe our strong presence in these top markets makes our theatres highly visible and therefore strategically more important to content providers, who rely on the large audiences and marketing momentum provided by major markets to drive opinion-making and deliver a movie’s overall box office results.

We also have a diversified footprint with complementary global geographic and guest demographic profiles. We have theatres in more densely populated major metropolitan markets, where there is also a scarcity of attractive retail real estate opportunities, as well as complementary suburban and rural markets. Guests from different demographic and geographic profiles have different tastes in movies, and we believe by broadening our geographic base, we can help mitigate the impact of film genre volatility on our box office revenues.

Well Located, Highly Productive Theatres. Our theatres are generally located in the top retail centers across the United States. We believe this provides for long-term visibility and higher productivity and is a key element in the success of our enhanced food and beverage and more comfort and convenience initiatives. Our location strategy, combined with our strong major market presence, enable us to deliver industry-leading theatre-level productivity. During the year ended December 31, 2019, nine of the ten highest grossing theatres in the U.S. were AMC theatres, according to data provided by Comscore. During the same period, AMC’s U.S. markets average total revenues per theatre was approximately $6.3 million. This per unit productivity is important not only to content providers, but also to developers and landlords, for whom per location and per square foot sales numbers are critical measures. The net effect is a close relationship with the commercial real estate community, which often gives us first-look and preferred tenant status on emerging opportunities.

AMC Classic theatres are located primarily in smaller, suburban and rural markets, which affects total revenues per theatre. However, in general, theatres located in smaller suburban and rural markets tend to have less competition and a lower cost structure.

In our International markets, many theatres are located in top retail centers in major metropolitan markets with high visibility. We believe that deploying our proven strategic initiatives in these markets will help drive attendance and greatly improve productivity. Other theatres are in larger and mid-sized cities and towns in affluent regions. We have an ample pipeline of new-build and renovation opportunities already identified, and with some investment in our enhanced food and beverage and premium sight and sound initiatives, we believe there are ample growth opportunities.

Deployment of unique pricing structures to enhance revenue. AMC has developed a dedicated pricing department and, as a result, we have deployed several different strategic pricing structures that have increased revenue and profitability.

In June 2018, we launched AMC Stubs® A-list, a subscription pricing structure that offers members three movies a week, including premium formats, for a monthly fee ranging from $19.95 to $23.95 depending on geographical location. Around the same time, we launched “Discount Tuesday” which offers AMC Stubs® members a reduced price for movie attendance on Tuesdays, traditionally a slow part of the week. The results have been an incremental increase in attendance and corresponding increase in admissions and food and beverage revenue.

Sources of Revenue

Film Content. Box office admissions are our largest source of revenue. We predominantly license “first-run” films from distributors owned by major film production companies and from independent distributors on a film-by-film and theatre-by-theatre basis. Film exhibition costs are accrued based on the applicable admissions revenues and estimates of the final settlement pursuant to our film licenses. These licenses typically state that rental fees are based on aggregate terms established prior to the opening of the picture. In certain circumstances and less frequently, our rental fees are based on a mutually agreed settlement upon the conclusion of the picture. In some European territories, rental fees are established on a weekly basis for the coming week’s percentage forecast. Some European licenses use a per capita agreement instead, paying a flat amount per ticket, where the sum is agreed in long-term agreements in advance of the film showing. Under an aggregate terms formula, we usually pay the distributor a specified percentage of box office gross or pay based on a scale of percentages tied to different amounts of box office gross, or in Europe, we pay based on the number of weeks since release. The settlement process allows for negotiation based upon how a film actually performs.

During the 2019 calendar year, films licensed from our six largest distributors based on revenues accounted for approximately 80% of our U.S. admissions revenues, which consisted of Disney, Warner Bros., Universal, Sony, Lionsgate, and Paramount. In Europe, approximately 80% of our box office revenue came from films attributed to our five largest distributors, which consisted of Disney, Warner Bros., Universal, Sony, and Paramount. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor’s films in any given year.

Food and Beverage. Food and beverage sales are our second largest source of revenue after box office admissions. Food and beverage items traditionally include popcorn, soft drinks, candy and hot dogs. Different varieties of food and beverage items are offered at our theatres based on preferences in the particular geographic region. We design our theatres to have more food and beverage capacity to make it easier to serve larger numbers of customers. Strategic placement of large food and beverage operations within theatres increases their visibility, aids in reducing the length of lines, allows flexibility to introduce new concepts and improves traffic flow around the food and beverage stands.

To address recent consumer trends, we have expanded our menu of enhanced food and beverage products to include made-to-order drinks and meals, customized coffee, healthy snacks, premium beers, wine and mixed drinks, and other gourmet products. We plan to continue investment across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage design improvements to the development of new dine-in theatre options. The costs of these conversions in some cases are partially covered by investments from the theatre landlord. We currently operate 51 Dine-In Theatres in the U.S. and two Dine-In Theatres in Europe that deliver chef-inspired menus with seat-side or delivery service to luxury recliners with tables. Our recent Dine-In Theatre concepts are designed to capitalize on the latest food service trend, the fast casual eating experience.

Employees

As of December 31, 2019, we employed 3,952 full-time and 34,920 part-time employees. We consider our employee relations to be good.

Theatrical Exhibition Industry and Competition

U.S. markets. In the U.S., the movie exhibition business is large, stable and mature. While in any given calendar quarter the quantity and quality of movies can drive volatile results, box office revenues have generally advanced from 2009 to 2019. The industry’s best year ever, in terms of revenues, was 2018, with box office revenues of approximately $11.9 billion, an increase of approximately 7.1% from 2017 with 1.3 billion admissions in the U.S. and Canada.

We believe it is the quality of the movie-going experience that will define future success. Whether through enhanced food and beverage options (Food and Beverage Kiosks, Marketplaces, Coke Freestyle®, MacGuffins or Dine-in Theatres), more comfort and convenience (recliner seating, open-source internet ticketing, reserved seating), engagement and loyalty (AMC Stubs®, mobile apps, social media) or sight and sound (digital projectors, 3D, Dolby Cinema™ at AMC, other PLF screens or IMAX®), it is the ease of use and the amenities that these innovations bring to customers that we believe will drive sustained profitability in the years ahead.

The following table represents information about the U.S./Canada exhibition industry obtained from the National Association of Theatre Owners (“NATO”):

	Box Office		Average
	Revenues	Attendance	Ticket	Number of	Indoor
Calendar Year	(in millions)	(in millions)	Price	Theatres	Screens
2019	$11,400	1,244	$9.16	5,548	40,613
2018	11,880	1,304	9.11	5,482	40,313
2017	11,091	1,236	8.97	5,398	39,651
2016	11,372	1,314	8.65	5,472	40,009
2015	11,120	1,320	8.42	5,484	39,411
2014	10,400	1,270	8.19	5,463	39,356
2013	10,920	1,340	8.15	5,326	39,368
2012	10,790	1,360	7.93	5,317	39,056
2011	10,180	1,280	7.95	5,331	38,974
2010	10,580	1,339	7.90	5,399	38,902

Based on information obtained from Comscore, we believe that the three largest exhibitors, in terms of U.S./Canada box office revenue (AMC, Regal Entertainment Group and Cineplex Inc., and Cinemark Holdings, Inc.) generated approximately 60% of the box office revenues in 2019. This statistic is up from 35% in 2000 and is evidence that the theatrical exhibition business in the U.S./Canada has been consolidating.

International markets. Movie-going is a popular leisure activity with high penetration across key geographies in our International markets. Theatre appeal has proven resilient to competition for consumers’ leisure spending and to recessionary periods and we believe we will continue to benefit from increased spending across International markets. The European market lags the U.S. market across a number of factors, including annual spend per customer, number of IMAX® screens and screens per capita that cause us to believe that the deployment of our customer initiatives will be successful in these markets. On the other hand, our European markets are more densely populated and operate with fewer screens per one million of population, making the screens we acquired more valuable.

Additionally, international markets have become increasingly important. The percentage of total box office revenues attributable to all international markets (including markets in which AMC does not operate) increased from 69% in 2012 to 73% in 2019. U.S. films generate the majority of the box office in Europe, but movie-goers in specific geographies welcome locally produced films with local actors and familiar story lines which can mitigate film genre attendance fluctuations. Going forward, we believe we will see positive growth in theatre attendance as we deploy our proven guest centered innovations like recliner seating, enhanced food and beverage offerings, and premium large format experiences.

The following table provides information about the exhibition industry attendance for the International markets where we operate obtained from Screen Digest as well as territory industry trade sources:

	Calendar Year
(In millions)	2019	2018	2017
United Kingdom	176.0	177.3	170.6
Germany	119.9	104.2	122.3
Spain	105.8	97.8	99.8
Italy	104.7	91.8	99.0
Sweden	15.8	16.3	16.9
Ireland	15.1	15.8	16.1
Portugal	15.2	14.6	15.6
Norway	11.3	12.1	11.8
Baltics	10.1	10.5	9.2
Finland	8.4	8.1	8.5
Total	582.3	548.5	569.8

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

Regulatory Environment

The distribution of motion pictures is, in large part, regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. The consent decrees, resulting from one of those cases to which we were not a party, have a material impact on the industry and us. Those consent decrees bind certain major motion picture distributors and require the motion pictures of such distributors to be offered and licensed to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for our licenses on a film-by-film and theatre-by-theatre basis. The U.S. Department of Justice recently moved to terminate the consent decrees, subject to a two-year sunset period for certain portions of the consent decrees including block booking and circuit dealing. At this time, we cannot project what impact, if any, termination of the consent decrees may have on industry licensing practices.

Our theatres in the United States must comply with Title III of the Americans with Disabilities Act, or ADA. Compliance with the ADA requires that public accommodations, including websites and mobile apps for such accommodations, be accessible to individuals with disabilities and that new construction or alterations made to conform to accessibility guidelines. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, and awards of damages to private litigants and additional capital expenditures to remedy such noncompliance. As an employer covered by the ADA, we must make reasonable accommodations to the limitations of employees and qualified applicants with disabilities, provided that such reasonable accommodations do not pose an undue hardship on the operation of our business. In addition, many of our employees are covered by various government employment regulations, including minimum wage, overtime and working conditions regulations. In Europe, all territories have similar national regulations relating to disabilities.

Our operations also are subject to federal, state and local laws regulating such matters as construction, renovation and operation of theatres as well as wages and working conditions, citizenship, health and sanitation requirements, consumer and employee privacy rights, and licensing, including alcoholic beverage sales. We believe our theatres are in material compliance with such requirements.

We own and operate theatres and other properties in the United States, United Kingdom, Spain, Italy, Germany, Portugal, Ireland, Sweden, Finland, Estonia, Latvia, Lithuania, Norway, Denmark, and Saudi Arabia, which are subject to various federal, state and local laws and regulations. Certain of these laws and regulations, including those relating to environmental protection, may impose joint and several liability on certain statutory classes of persons for the costs of investigation or remediation of contamination, regardless of fault or the legality of original disposal. We believe our theatres are in material compliance with such requirements.

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

Information about our Executive Officers

The following table sets forth certain information regarding our executive officers and key employees as of February 12, 2020:

Name	Age	Position(s) Held
Adam M. Aron	65	Chief Executive Officer, President and Director
Craig R. Ramsey	68	Executive Vice President and Chief Financial Officer
Sean D. Goodman	54	Executive Vice President, Finance
John D. McDonald	62	Executive Vice President, U.S. Operations
Elizabeth Frank	50	Executive Vice President, Worldwide Programming and Chief Content Officer
Mark A. McDonald	61	Executive Vice President, Global Development
Stephen A. Colanero	53	Executive Vice President and Chief Marketing Officer
Kevin M. Connor	57	Senior Vice President, General Counsel and Secretary
Chris A. Cox	54	Senior Vice President and Chief Accounting Officer
Carla C. Chavarria	54	Senior Vice President, and Chief Human Resources Officer
Daniel Ellis	51	Senior Vice President, Domestic Development

All our current executive officers hold their offices at the pleasure of our board of directors, subject to rights under their respective employment agreements in some cases. There are no family relationships between or among any executive officers, except that Messrs. John D. McDonald and Mark A. McDonald are brothers.

Mr. Adam Aron has served as Chief Executive Officer, President and Director of the Company since January 2016. From February 2015 to December 2015, Mr. Aron was appointed Chief Executive Officer of Starwood Hotels and Resorts Worldwide, Inc. Since 2006, Mr. Aron has served as Chairman and Chief Executive Officer of World Leisure Partners, Inc. a personal consultancy for matters related to travel and tourism, high-end real estate development, and professional sports, that he founded. Mr. Aron served as Chief Executive Officer and Co-Owner of the Philadelphia 76ers from 2011 to 2013, and remains an investor currently. From 2006 to 2015, Mr. Aron served as Senior Operating Partner of Apollo Management L.P. Mr. Aron currently serves on the board of directors of Norwegian Cruise Line Holdings, Ltd. and HBSE, which owns the NHL’s New Jersey Devils and the NBA’s Philadelphia 76ers. Mr. Aron served on the board of directors of Prestige Cruise Holdings Inc. from 2007 to 2014. Mr. Aron received a Master’s of

Business Administration degree with distinction from the Harvard Business School and a bachelor of arts degree cum laude from Harvard College.

Mr. Craig R. Ramsey has served as Executive Vice President and Chief Financial Officer of AMC since April 2002 and is retiring on February 28, 2020. Mr. Ramsey served as Interim Chief Executive Officer and President of the Company from August 7, 2015 until January 4, 2016. Mr. Ramsey served as Secretary of the Company from April 2002 until April 2003. Mr. Ramsey served as Senior Vice President, Finance, Chief Financial Officer and Chief Accounting Officer from August 1998 until May 2002. Mr. Ramsey served as Vice President, Finance from January 1997 to August 1998, and prior thereto, Mr. Ramsey had served as Director of Information Systems and Director of Financial Reporting since joining AMC in February 1995. Mr. Ramsey has over 30 years of experience in finance in public and private companies. Mr. Ramsey holds a B.S. degree in Accounting and Business Administration from the University of Kansas.

Mr. Sean D. Goodman has served as the Executive Vice President, Finance of AMC since December 2, 2019. From July 2017 until November 2019 Mr. Goodman was the Senior Vice President and Chief Financial Officer of Asbury Automotive Group, Inc. (“ABG”). Prior to joining ABG, Mr. Goodman served as the Vice President, Chief Financial Officer and Chief Accounting Officer from January 2016 to June 2017 of Unifi, Inc. Mr. Goodman also served as Senior Vice President & Chief Financial Officer of the Americas region of Landis+Gyr, Inc., a subsidiary of Toshiba Corporation, from April 2011 to January 2016. Prior to that, Mr. Goodman served in various roles from February 2006 to April 2011 at The Home Depot, Inc. Mr. Goodman began his career holding various positions in capital markets, accounting, treasury, finance and strategy with Morgan Stanley, Inc. and Deloitte & Touche LLP. Mr. Goodman is a certified public accountant and has a Bachelor of Business Science from the University of Cape Town in South Africa and an M.B.A. from Harvard Business School.

Mr. John D. McDonald has served as Executive Vice President, U.S. Operations of AMC since July 2009. Prior to July 2009, Mr. McDonald served as Executive Vice President, U.S. and Canada Operations effective October 1998. Mr. McDonald served as Senior Vice President, Corporate Operations from November 1995 to October 1998. Mr. McDonald is a member of the National Association of Theatre Owners Advisory board of directors, Chairman of the Technology Committee for the National Association of Theatre Owners, and member of the board of directors for Digital Cinema Distribution Coalition, LLC. Mr. McDonald has successfully managed the integration for the Gulf States, General Cinema, Loews, Kerasotes, and Carmike mergers and acquisitions. Mr. McDonald attended California State Polytechnic University where he studied economics and history.

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

Mr. Mark A. McDonald has served as Executive Vice President, Global Development of AMC since July 2009 and is retiring on February 28, 2020. Prior thereto, Mr. McDonald served as Executive Vice President, International Operations from December 1998 to July 2009. Prior thereto, Mr. McDonald had served as Senior Vice President, Asia Operations since November 1995. Mr. McDonald holds a B.A. degree from the University of Southern California and a M.B.A. from the Anderson School at University of California Los Angeles.

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

Mr. Chris A. Cox has served as Senior Vice President and Chief Accounting Officer of AMC since June 2010. Prior thereto Mr. Cox served as Vice President and Chief Accounting Officer since May 2002. Prior to May 2002, Mr. Cox had served as Vice President and Controller since November 2000. Previously, Mr. Cox had served as Director of Corporate Accounting for the Dial Corporation from December 1999 until November 2000. Mr. Cox holds a Bachelor of Business Administration degree in Accounting and Finance from the University of Iowa.

Ms. Carla C. Chavarria has served as Senior Vice President, Chief Human Resources Officer of AMC since January 2019 and Senior Vice President, Human Resources of AMC since January 2014. Ms. Chavarria served as Vice President, Human Resources Services from September 2006 to January 2014. Prior thereto, Ms. Chavarria served as Vice President, Recruitment and Development from April 2005 to September 2006. Ms. Chavarria’s prior experience includes human resources manager and director of employment practices. Ms. Chavarria began her career at AMC in 1988 as a theatre manager in Philadelphia. Ms. Chavarria serves as co-chair for the AMC Cares Invitational and is a member of the AMC Investment Committee. She is formerly a board member for the Quality Hill Playhouse and Big Brothers Big Sisters of Kansas City. She currently serves on the boards of the Kansas City Zoo, Negro League Baseball Museum and is the chair of Win Win. Ms. Chavarria has over 20 years of human resources experience. Ms. Chavarria holds a B.S. from The Pennsylvania State University.

Mr. Daniel Ellis has served as the Senior Vice President, Domestic Development since December 21, 2016. From August 2011 until December 2016, Mr. Ellis was Senior Vice President, General Counsel and Secretary of Carmike Cinemas, Inc. From 1999 until 2011, Mr. Ellis served in several roles with Lodgian, Inc., including as President, Chief Executive Officer, and a member of the Board of Directors from 2009 through 2010 and Senior Vice-President, General Counsel and Secretary from 2002 through 2009. Prior to joining Lodgian, Mr. Ellis served as an Assistant District Attorney for the State of Georgia.

Item 1A. Risk Factors

Risk Factors Associated with AMC’s Business

Our business depends on motion picture production and performance and is subject to intense competition, including increases in alternative film delivery methods or other forms of entertainment.

Our ability to operate successfully depends upon the availability, diversity and appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our markets. The most attended films are usually released during the summer and the calendar year-end holidays, making our business highly seasonal. We license first-run motion pictures, the success of which has increasingly depended on the marketing efforts of the major motion picture studios. Poor performance of, or any disruption in the production of these motion pictures (including by reason of a strike or lack of adequate financing), a reduction in the marketing efforts of the major motion picture studios, the choice by distributors to release fewer feature-length movies theatrically, or the choice to release feature-length movies directly to video streaming platforms could hurt our business and results of operations. Conversely, the successful performance of these motion pictures, particularly the sustained success of any one motion picture, or an increase in effective marketing efforts of the major motion picture studios, may generate positive results for our business and operations in a specific fiscal quarter or year that may not necessarily be indicative of, or comparable to, future results of operations. As movie studios rely on a smaller number of higher grossing “tent pole” films there may be increased pressure for higher film licensing fees. Our loyalty program and certain promotional pricing also may affect performance and increase the cost to license motion pictures relative to revenue for admission. In addition, a change in the type and breadth of movies offered by motion picture studios and the theatrical exclusive release window may adversely affect the demographic base of movie-goers.

Our theatres are subject to varying degrees of competition in the geographic areas in which we operate. Competitors may be multi-national circuits, national circuits, regional circuits or smaller independent exhibitors.

Competition among theatre exhibition companies is often intense with respect to attracting patrons, terms for licensing of motion pictures and availability and securing and maintaining desirable locations.

We also compete with other film delivery methods, including video streaming, network, syndicated cable and satellite television, as well as video-on-demand, pay-per-view services. We also compete for the public’s leisure time and disposable income with other forms of entertainment, including sporting events, amusement parks, live music concerts, live theatre, and restaurants. An increase in the popularity of these alternative film delivery methods and other forms of entertainment could reduce attendance at our theatres, limit the prices we can charge for admission and materially adversely affect our business and results of operations.

We rely on distributors of motion pictures, over whom we have no control, for the films that we exhibit, and our business may be adversely affected if our access to motion pictures is limited or delayed.

Major motion picture distributors are required by law to offer and license film to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for our licenses on a film-by-film and theatre-by-theatre basis. Moreover, in the event of changes to applicable law, including the potential termination of the consent decrees (see the Regulatory Environment section), these practices may change ways that cannot be predicted. Our business depends on maintaining good relations with these distributors, as this affects our ability to negotiate commercially favorable licensing terms for first-run films or to obtain licenses at all. With only six distributors representing approximately 80% of our U.S. and International markets’ box office revenues in 2019, there is a high level of concentration and continued consolidation in the industry. Our business may be adversely affected if our access to motion pictures is limited or delayed because of deterioration in our relationships with one or more distributors or for some other reason. To the extent that we are unable to license a popular film for exhibition in our theatres, our operating results may be adversely affected.

Our substantial debt could adversely affect our operations and prevent us from satisfying those debt obligations.

We have a significant amount of debt. As of December 31, 2019, we had outstanding approximately $4,853.3 million of indebtedness ($5,010.7 million face amount), which consisted of $1,961.4 million under our Senior Secured Credit Facility ($1,985.0 million face amount), $515.6 million of our existing Convertible Notes due 2024 ($600.0 million face amount), $2,276.4 million of our existing subordinated notes ($2,325.8 million face amount), and $99.9 million of existing finance lease obligations. As of December 31, 2019, we had $215.0 million available for borrowing, net of letters of credit, under our Senior Secured Revolving Credit Facility and £89.2 million ($117.0 million) available for borrowing (subject to limitations on the incurrence of indebtedness in our various debt instruments) under our Odeon Revolving Credit Facility. As of December 31, 2019, we also had approximately $5.5 billion of discounted rental payments under operating leases (with initial base terms generally between 12 to 15 years). The amount of our indebtedness and lease and other financial obligations could have important consequences to our stockholders. For example, it could:

●	increase our vulnerability to general adverse economic and industry conditions;
●	limit our ability to obtain additional financing in the future for working capital, capital expenditures, dividend payments, acquisitions, general corporate purposes or other purposes;
●	require us to dedicate a substantial portion of our cash flow from operations to the payment of lease rentals and principal and interest on our indebtedness, thereby reducing the funds available to us for operations, dividends and any future business opportunities;
●	limit our planning flexibility for, or ability to react to, changes in our business and the industry; and
●	place us at a competitive disadvantage with competitors who may have less indebtedness and other obligations or greater access to financing.

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

We may not generate sufficient cash flows or have sufficient restricted payment capacity under our Senior Secured Credit Facility or the indentures governing our debt securities to pay our intended dividends on our Class A common stock and will suffer contractual penalties related to the Convertible Notes due 2024 if we do not reduce per-share dividend amounts paid on our Class A common stock during 2020.

Subject to legally available funds, we intend to pay quarterly cash dividends. We will only be able to pay dividends from our available cash on hand and funds received from our subsidiaries. Our subsidiaries' ability to make distributions to us will depend on their ability to generate substantial operating cash flow. Our ability to pay dividends to our stockholders is subject to the terms of our Senior Secured Credit Facility and the indentures governing our outstanding notes. Our operating cash flow and ability to comply with restricted payment covenants in our debt instruments will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond our control. In addition, dividend payments are not mandatory or guaranteed, and our board of directors may decrease the level of dividends or entirely discontinue the payment of dividends. We may not pay dividends as a result of the following additional factors, among others:

●	we are not legally or contractually required to pay dividends;
●	while we currently intend to pay a regular quarterly dividend, this policy could be modified or revoked at any time;
●	even if we do not modify or revoke our dividend policy, the actual amount of dividends distributed and the decision to make any distribution is entirely at the discretion of our board of directors and future dividends, if any, will depend on, among other things, our results of operations, cash requirements, financial condition, business opportunities, provisions of applicable law and other factors that our board of directors may deem relevant;
●	the amount of dividends distributed is and will be subject to contractual restrictions under the restrictive payment covenants contained in:
●	the indentures governing our debt securities,
●	the terms of our Senior Secured Credit Facility,
●	the terms of our Convertible Notes due 2024,
●	the terms of any other outstanding or future indebtedness incurred by us or any of our subsidiaries; and
●	the amount of dividends distributed is subject to state law restrictions.

The maximum amount we would be permitted to distribute in accordance with our Senior Secured Credit Facility and the indentures governing our notes was approximately $2.7 billion as of December 31, 2019. As a result of the foregoing limitations on our ability to make distributions, we cannot give assurance that we will be able to make all of our intended quarterly dividend payments. Moreover, we will suffer contractual penalties under the terms of the Convertible Notes due 2024 in the form of an adjustment to the conversion rate if dividends are not reduced to not greater than $0.10 per share after September 14, 2020.

The agreements governing our indebtedness contain covenants that may limit our ability to take advantage of certain business opportunities advantageous to us.

The agreements governing our indebtedness contain various covenants that limit our ability to, among other things:

●	incur or guarantee additional indebtedness;
●	pay dividends or make other distributions to our stockholders;
●	make restricted payments;
●	incur liens;
●	engage in transactions with affiliates; and
●	enter into business combinations.

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

Limitations on the availability of capital and reductions to capital expenditures may delay or prevent deployment of strategic initiatives.

Implementation of our key strategic initiatives, including recliner seating, enhanced food and beverage and premium sight and sound, require significant capital expenditures. Our gross capital expenditures were approximately $518.1 million, $576.3 million, and $628.8 million for the years ended December 31, 2019, December 31, 2018 and, December 31, 2017, respectively. We estimate that our cash outflows for capital expenditures, net of landlord contributions, will be approximately $275.0 million to $300.0 million for the year ending December 31, 2020. The lack of available capital resources due to business performance or other financial commitments could prevent or delay the deployment of innovations in our theatres. We may reduce capital expenditures significantly or seek additional financing or issue additional securities, which may affect the timing and scope of growth strategy. We cannot be certain that we will be able to obtain new financing on favorable terms, or at all. In addition, covenants under our existing indebtedness limit our ability to incur additional indebtedness, and the performance of any additional or improved theatres may not be sufficient to service the related indebtedness that we are permitted to incur.

Our results of operations may be impacted by shrinking theatrical exclusive release windows.

Over the last decade, the average theatrical exclusive release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available to consumers in-home, has decreased from approximately six months to approximately three to four months. If distributors choose to further decrease or eliminate the theatrical exclusive release window or patrons choose to wait for in-home viewing options rather than attend a theatre for viewing the film, it may adversely impact our business and results of operations, financial condition and cash flows. We cannot give assurance that this release window, which is determined by the film studios, will not shrink further or be eliminated altogether, which could have an adverse impact on our business and results of operations.

We may incur future impairment charges to goodwill or long-lived assets and future theatre and other closure charges.

We have a significant amount of goodwill on our balance sheet as a result of acquisitions. As of December 31, 2019, goodwill recorded on our consolidated balance sheet totaled $4,789.1 million. Based on sustained declines in our market capitalization during 2019, we performed quantitative goodwill impairment tests as of September 30, 2019 and additional qualitative tests as of December 31, 2019. Considering the results of these tests, management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in estimating fair value, and application of a market participant acquisition premium, we determined that the goodwill recorded on our consolidated balance sheet was not impaired. In addition, following our adoption of ASC 842, certain data providers in the analyst community have characterized our operating lease liabilities as indebtedness, which has the impact of increasing our leverage as reported by these data providers and, we believe, has and may continue to negatively affect our share price and market capitalization. If the market price of our common stock sustains its current levels for an extended period or further declines, if the fair value of our debt declines, or if other events or circumstances change that would more likely than not reduce the fair value of our reporting units below their respective carrying value, all or a portion of our goodwill may be impaired in future periods.

We review long-lived assets, including goodwill, indefinite-lived intangible assets and other intangible assets and theatre assets (including operating lease right-of-use lease assets) whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The review for goodwill compares the fair value for each of our reporting units to their associated carrying value. Factors that could lead to impairment of goodwill and intangible assets include adverse industry or economic trends, reduced estimates of future cash flows, and declines in the market price of our common stock or declines in the fair value of our debt. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance, including assessing our corporate borrowings and finance lease obligations estimates of fair value. We may be required to record future charges to earnings during the period in which an impairment of goodwill or intangible assets is determined to exist. During the years ended December 31, 2019, December 31, 2018, and December 31, 2017, we recorded impairment of long-lived asset charges of $84.3 million (including $60.0 million related to the write-down of operating lease right-of-use assets, which were recorded in connection with the adoption of ASC 842-Leases), $13.8 million, and $43.6 million, respectively. The assets impaired during year 2019 included 40 theatres in the U.S. markets with 512 screens (in Alabama, Arizona, California, Florida, Iowa, Illinois, Indiana, Kentucky, Louisiana, Michigan, Minnesota, Missouri, Montana, Nebraska, New York, North Carolina, North Dakota, Oklahoma, Pennsylvania, Tennessee, Texas, Virginia, Wisconsin, and Wyoming), 14 theatres in the International markets with 148 screens (in Germany, Italy, Spain, and United Kingdom) and a U.S. property held and not used. In addition, we recorded an impairment loss of $3.6 million recorded to investment expense (income) related to an equity interest investment during 2019.

Our business is subject to international economic, political and other risks that could negatively affect our business, results of operations and financial condition.

As a result of our international operations, 26.5% of our revenues were derived from countries outside the United States for the year ended December 31, 2019. The success of our international operations is dependent upon our ability to operate a business in markets where we have limited experience and is subject to risks that are beyond our control. Accordingly, our business is subject to risks associated with doing business internationally, including:

●	difficulties and costs of staffing and managing international operations among diverse geographies, languages and cultures;
●	the impact of regional or country-specific business cycles and economic instability;
●	the impact of the United Kingdom’s exit from the European Union and the potential that other countries could also exit;
●	fluctuations in foreign currency exchange rates which could lead to fluctuations in our reported results of operations or result in significant decreases in the value of our international investments as denominated in U.S. Dollars;

●	increased foreign interest rates, foreign exchange fees and other bank charges as a result of financing our foreign operations;
●	exposure to anti-corruption laws, including the Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act (the “Bribery Act”), and export-control regulations and economic sanctions regulations, including those promulgated by the Office of Foreign Assets Control, United States Department of Treasury (“OFAC”);
●	exposure to local economic conditions and local laws and regulations;
●	exposure to local labor and employment laws;
●	relationships with local labor unions and works councils;
●	limited borrowing capabilities relating to activities in non-U.S. countries;
●	economic and/or credit conditions abroad;
●	potential adverse changes in the political and/or economic stability of foreign countries or in their diplomatic relations with the United States;
●	restrictions on the withdrawal of foreign investment and earnings;
●	government policies against businesses owned by foreigners;
●	investment restrictions or requirements;
●	diminished ability to legally enforce our contractual rights in foreign countries;
●	difficulty in protecting our brand, reputation and intellectual property;
●	restrictions on the ability to obtain or retain licenses required for operation;
●	foreign exchange restrictions;
●	adverse changes in regulatory or tax requirements;
●	restrictions on foreign ownership of subsidiaries;
●	data protection and privacy laws, including GDPR, which became effective in May 2018 and similar pending domestic laws such as the California Privacy Act, which becomes effective in 2020, and other restrictions on transferring personally identifiable information outside of a jurisdiction; and
●	tariffs and other trade barriers.

If we are unable to manage the complexity of our global operations successfully, it could have a material adverse effect on our business, financial condition and results of operations.

The decision by British voters to exit the European Union may negatively impact our operations.

Effective as of January 31, 2020, the U.K. exited from the European Union (“Brexit”). While the U.K. has agreed to the terms of its exit from the European Union, both sides are deciding the future terms of their relationship through an implementation period that concludes on December 31, 2020. The final outcome of these negotiations between the U.K. and the European Union, could have an adverse effect on our business and financial results. The long-term effects of Brexit will depend on the terms negotiated during the implementation period and may include, among other things, greater restrictions on imports and exports between the U.K. and European Union countries, a fluctuation in currency exchange rates and additional regulatory complexity. Additional currency volatility could drive a weaker British pound, which increases the cost of goods imported into our U.K. operations and may decrease the profitability of our U.K. operations. A weaker British pound versus the U.S. dollar also causes local currency results of our U.K.

operations to be translated into fewer U.S. dollars during a reporting period and currency volatility makes this translation less predictable. Our operations in the U.K. and Europe, as well as our United States operations, could be impacted by the global economic uncertainty caused by Brexit or the actual withdrawal by the U.K. from the European Union. If we are unable to manage any of these risks effectively, our business could be adversely affected. With a range of outcomes still possible, the impact from Brexit remains uncertain and will depend, in part, on the final outcome of tariff, trade, regulatory and other negotiations.

Optimizing our theatre circuit through new construction and the transformation of our existing theatres may be subject to delay and unanticipated costs.

The availability of attractive site locations for new construction is subject to various factors that are beyond our control. These factors include:

●	local conditions, such as scarcity of space or increase in demand for real estate, demographic changes and changes in zoning and tax laws; and
●	competition for site locations from both theatre companies and other businesses.

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

We may be limited in our ability to utilize, or may not be able to utilize, interest deduction carryforwards or net operating loss carryforwards to reduce our future tax liability.

The Tax Cuts and Jobs Act legislation (the “2017 Tax Act”) included a number of significant tax provisions including (1) limiting interest deductions for years 2018 through 2021 to 30% of taxable EBITDA, (2) limiting interest deductions for 2022 and thereafter to 30% of taxable EBIT, (3) limiting the utilization of net operating losses generated in calendar year 2018 and thereafter to 80% of taxable income, and (4) providing an indefinite carryover period for interest expense carryforwards and net operating losses generated in calendar year 2018 and thereafter.

Our current capital structure makes it highly likely we will have significant limitations on our currently deductible interest expense. There can be no assurance, however, that we will generate sufficient taxable income in the carryforward period to utilize any net operating loss carryforwards before they expire, but due to the limitations on deductible interest expense it appears likely we will be able to utilize a majority of our pre-calendar year 2018 net operating loss carryforwards before they expire. However, because any interest carryover amounts retain their character as interest, in future years we may not be able to realize the benefit of any accumulated interest carryforwards.

Although we have experienced numerous “ownership changes” within the meaning of Section 382(g) of the IRC, including our merger with Wanda in August 2012, the only remaining applicable restrictions are related to net operating losses acquired in the Carmike acquisition of approximately $22.4 million with annual limitation of $1.7 million. The remaining net operating losses of $358.5 million are not subject to any limitation.

We are subject to complex taxation, changes in tax rates, adoption of new United States, European Union or international tax legislation and disagreements with tax authorities that could adversely affect our business, financial condition or results of operations.

We are subject to many different forms of taxation in both the U.S. and in foreign jurisdictions where we operate. Current economic and political conditions, including Brexit and Organization for Economic Co-operation and Development’s (“OECD”) proposed recommendations around taxation in the Digital Economy, make tax rates, transfer pricing compliance and tax regulations, including in the U.S., U.K, and European Union subject to significant change. Recent examples include the Court of Justice of the European Union narrowing the EU Interest & Royalty withholding directive, OECD recommendations on Base Erosion and Profit Shifting (“BEPS”), the European Commission’s Anti-Tax Avoidance Package and the U.S. Tax Cuts and Jobs Act signed into law in December 2017.

The cost of compliance with these laws and regulations are high and are likely to increase in the future. Any failure on our part to comply with these laws and regulations can result in negative publicity and diversion of management time and effort and may subject us to significant liabilities and other penalties.

The value of our deferred tax assets may not be realizable to the extent our future profits are less than we have projected and we may be required to record valuation allowances against previously-recorded deferred tax assets, which may have a material adverse effect on our results of operations and our financial condition.

Our income tax expense includes deferred income taxes arising from changes in temporary differences between the financial reporting and the tax bases of assets and liabilities, credit carryforwards, interest expense carryforwards and net operating losses. We evaluate the realizability of our deferred income tax assets and assess the need for a valuation allowance jurisdiction by jurisdiction on an ongoing basis. In evaluating our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax asset will be realized. The ultimate realization of our deferred income tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our tax credit and net operating loss carryforwards expire. Our assessment of the realizability of our deferred income tax assets requires significant judgement. If we fail to achieve our projections or if we need to lower our projections, we may not have sufficient evidence of our ability to realize our deferred tax assets and we may need to increase our valuation allowance.

Our U.S. cumulative pretax losses have raised uncertainty about the likelihood of realizing our deferred tax assets, and as a result we recorded a valuation allowance against all of the U.S. deferred tax assets and liabilities, except those deemed indefinite-lived for the year ended December 31, 2017. For the year ended December 31, 2019, our domestic cumulative pre-tax losses continue to raise uncertainty about the likelihood of realizing our deferred tax assets. For our U.S. jurisdiction, we recorded an increase in valuation allowance of $49.7 million and total tax expense of $11.9 million for 2019.

An international valuation allowance previously established against deferred tax assets in Spain was released in the fourth quarter of 2019 resulting in a $41.5 million benefit to income tax expense. Cumulative statutory pretax profits over multiple years along with a sustained trend line of increasing profitability provided sufficient evidence that it was more likely than not the deferred assets would be realized.

There are no assurances that we will not increase or decrease the valuation allowances in future periods against deferred tax expense; likewise, any decrease would result in additional deferred tax benefit. Any deferred tax expense could have a material adverse effect on our results of operations and financial condition.

The accounting methods for our convertible debt securities may have a material effect on our reported financial results.

In accounting for Convertible Notes due 2024, we identified certain features that are bifurcated and accounted for as derivatives. Under the applicable accounting guidance, the derivatives must be marked to market each reporting period. The fluctuation in the fair value between reporting periods is recorded in that period and impacts net earnings. These changes in the fair value will create volatility in our net earnings. Additionally, we recorded a debt discount based on the fair value of the derivative liability related to the conversion feature upon issuance, which will be accreted to interest expense over the term of the agreement. This will impact non-cash interest expense in the current period presented and future periods. Certain of these features will be determined in the third quarter of 2020 which may have a further impact upon diluted earnings per share based on applicable adjustments to the conversion rate under the Convertible Notes due 2024.

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

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. We have material contracts that are indexed to USD-LIBOR and we are monitoring this activity and evaluating the related risks.

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

We are subject to various federal, state and local laws, regulations and administrative practices both domestically and internationally affecting our business, and we must comply with provisions regulating antitrust, health and sanitation standards, equal employment, environmental, licensing for the sale of food and, in some theatres, alcoholic beverages, and data protection and privacy laws, including GDPR, CCPA, and other pending future domestic privacy laws and regulations. Our new theatre openings could be delayed or prevented or our existing theatres could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses. Changes in existing laws or implementation of new laws, regulations and practices could have a significant impact on our business. A significant portion of our theatre level employees are part time workers who are paid at or near the applicable minimum wage in the theatre’s jurisdiction. Increases in the minimum wage and implementation of reforms requiring the provision of additional benefits will increase our labor costs.

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

Our success depends on general political, social, and economic conditions and the willingness of consumers to spend money at movie theatres. If going to motion pictures becomes less popular or consumers spend less on food and beverage, our operations could be adversely affected. In addition, our operations could be adversely affected if consumers’ discretionary income falls as a result of an economic downturn. Geopolitical events, including the threat of terrorism or cyber-attacks, or widespread health emergencies, such as the novel coronavirus or other pandemics or epidemics, could cause people to avoid our theatres or other public places where large crowds are in attendance. In addition, due to our concentration in certain markets, natural disasters such as hurricanes or earthquakes in those markets could adversely affect our overall results of operations.

We depend on key personnel for our current and future performance.

Our current and future performance depends to a significant degree upon the retention of our senior management team and other key personnel. The loss or unavailability of any member of our senior management team or a key employee could have a material adverse effect on our business, financial condition, and results of operations. We cannot give assurance that we would be able to locate or employ qualified replacements for senior management or key employees on acceptable terms.

Our controlling shareholder owns more than 74% of the combined voting power of our common stock and has significant influence over our corporate management and affairs.

Our Class B common stock has three votes per share, and our Class A common stock (the publicly traded stock) has one vote per share. As of December 31, 2019, Wanda owns 51,769,784 shares of Class B common stock, or 49.85% of our outstanding common stock, representing approximately 74.89% of the voting power of our outstanding common stock. As such, Wanda has significant influence over our reporting and corporate management and affairs, and, because of the three-to-one voting ratio between our Class B and Class A common stock, Wanda will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval (including election of directors and approval of significant corporate transactions, such as mergers) so long as the shares of Class B common stock owned by Wanda and its permitted transferees represent at least 30% of all outstanding shares of our Class A and Class B common stock. The shares of our Class B common stock automatically convert to shares of Class A common stock upon Wanda and its permitted transferees holding less than 30% of all outstanding shares of our Class A and Class B common stock.

There may be future dilution of our Class A common stock, which could adversely affect the market price of shares of our Class A common stock.

In the future, we may issue additional shares of Class A common stock to raise cash to refinance indebtedness, for working capital, to finance strategic initiatives and future acquisitions or for other purposes. We may also acquire interests in other companies by using a combination of cash and shares of Class A common stock or just shares of Class A common stock. We may also issue securities convertible into, or exchangeable for, or that represent the right to receive, shares of Class A common stock. Any of these events may dilute the ownership interests of current stockholders, reduce our earnings per share or have an adverse effect on the price of our shares of Class A common stock. In addition, the conversion of some or all of our Convertible Notes due 2024, to the extent we deliver shares of

Class A common stock upon conversion thereof, would dilute the ownership interests of current stockholders, reduce our earnings per share and potentially have an adverse effect on the price of our shares of Class A common stock. As of December 31, 2019, the $600.0 million principal balance of our Convertible Notes due 2024 would be convertible into 31,662,269 shares of Class A common stock.

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

Provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as amended, as well as provisions of the Delaware General Corporation Law and the supermajority rights of our Class B common stockholder, could delay or make it more difficult to remove incumbent directors or for a third-party to acquire us, even if a takeover would benefit our stockholders. These provisions include:

●	a dual class common stock structure, which provides Wanda with the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A and Class B common stock;
●	a classified board of directors;
●	the sole power of a majority of the board of directors to fix the number of directors;
●	limitations on the removal of directors;
●	the sole power of the board of directors to fill any vacancy on the board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;
●	the ability of our board of directors to designate one or more series of preferred stock and issue shares of preferred stock without stockholder approval; and
●	the inability of stockholders to call special meetings.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table sets forth the general character and ownership classification of our theatre circuit, excluding non-consolidated joint ventures and managed theatres, as of December 31, 2019:

Property Holding Classification	Theatres	Screens
Owned	62	561
Leased	875	10,148
Total	937	10,709

We lease our corporate headquarters in Leawood, Kansas. We believe our facilities are currently adequate for our operations.

Please refer to Narrative Description of Business under Part I, Item 1 of this Annual Report on Form 10-K for the geographic locations of our Theatrical Exhibition circuit as of December 31, 2019. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II, Item 8 hereof.

Item 3. Legal Proceedings.

The information required to be furnished by us under this Part I, Item 3 (Legal Proceedings) is incorporated by reference to the information contained in Note 11—Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 on this Annual Report on Form 10-K.

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

Holders of Common Stock

On February 21, 2020, there were 364 stockholders of record of our Class A common stock and one stockholder of record of our Class B common stock.

Dividend Policy

Subject to legally available funds, we intend to pay a quarterly cash dividend at an annual rate equal to approximately $0.12 per share (or a quarterly rate equal to approximately $0.03 per share) on Holdings’ Class A and Class B common stock. The quarterly dividend decrease of $0.17 per share compared to our previous historical quarterly declarations of $0.20 per share reduces the total dividend payout for the quarter by approximately $18.0 million, providing capital that can be deployed towards share buybacks and deleveraging. The payment of future dividends is subject to our Board of Directors’ discretion and dependent on many considerations, including limitations imposed by covenants in the agreements governing our indebtedness, operating results, capital requirements, strategic considerations and other factors.

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

None.

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

The following stock performance graph compares, for the period December 31, 2014 through December 31, 2019, the cumulative total stockholder returns for AMC’s common stock, the Standard & Poor’s Corporation Composite 500 Index and a self-determined peer group consisting of Cinemark Holdings, Inc. (CNK) and IMAX Corporation (IMAX) (“2018-2019 Peer Group”). Prior to 2018, this peer group consisted of CNK and Regal Entertainment Group (“Regal”) (“2014-2017 Peer Group”). Regal was acquired in 2018 and is no longer a publicly traded company. With the loss of Regal as a publicly traded company in our peer group, we determined to add IMAX to our peer group in 2018. Measurement points are the last trading day for each month ended December 31, 2014 through December 31, 2019. The graph assumes that $100.00 was invested on December 31, 2014 in our common stock and in our peer group and in the Standard & Poor’s Corporation Composite 500 Index and assumes reinvestment of any dividends.

The stock price performance below is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among AMC Entertainment Holdings, Inc., the S&P 500 Index, and a 2014-2017 Peer Group and 2018-2019 Peer Group

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/14
3/15
6/15
9/15
12/15
3/16
6/16
9/16
12/16
3/17
6/17
9/17
12/17
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
AMC Entertainment Holdings, Inc.
S&P 500
Peer Group

*$100 invested on December 31, 2014 in stock or in index, including reinvestment of dividends.

Fiscal year ended December 31.

Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/14	3/15	6/15	9/15	12/15
AMC Entertainment Holdings, Inc.	100.00	136.34	118.70	98.17	94.29
S&P 500	100.00	100.95	101.23	94.71	101.38
Peer Group	100.00	121.23	119.86	98.73	102.90

		3/16	6/16	9/16	12/16
AMC Entertainment Holdings, Inc.		110.82	110.07	124.76	135.83
S&P 500		102.75	105.27	109.33	113.51
Peer Group		102.99	102.92	106.38	109.74

		3/17	6/17	9/17	12/17
AMC Entertainment Holdings, Inc.		127.81	93.24	61.15	63.71
S&P 500		120.39	124.11	129.67	138.29
Peer Group		124.88	101.25	97.37	95.71

		3/18	6/18	9/18	12/18
AMC Entertainment Holdings, Inc.		60.04	68.89	96.52	58.63
S&P 500		137.24	141.95	152.90	132.23
Peer Group		97.60	96.35	111.58	95.38

		3/19	6/19	9/19	12/19
AMC Entertainment Holdings, Inc.		71.86	45.99	53.66	37.20
S&P 500		150.27	156.74	159.40	173.86
Peer Group		109.14	98.92	106.98	95.78

Item 6. Selected Financial Data.

	Year Ended
	December 31,
(In millions, except operating data)	2019	2018	2017	2016	2015
Statement of Operations Data:
Revenues:
Admissions	$3,301.3	$3,385.0	$3,229.5	$2,049.4	$1,892.0
Food and beverage	1,719.6	1,671.5	1,548.4	1,019.1	910.1
Other revenue	450.1	404.3	301.3	167.4	144.8
Total revenues	5,471.0	5,460.8	5,079.2	3,235.9	2,946.9
Operating Costs and Expenses:
Film exhibition costs	1,699.1	1,710.2	1,604.3	1,089.5	1,021.4
Food and beverage costs	278.7	270.9	252.1	142.2	128.6
Operating expense, excluding depreciation and amortization below	1,686.6	1,654.7	1,548.0	873.5	795.7
Rent	967.8	797.8	794.4	505.5	467.8
General and administrative:
Merger, acquisition and other costs(1)	15.5	31.3	63.0	47.9	3.4
Other, excluding depreciation and amortization below	153.0	179.3	133.2	90.0	76.4
Depreciation and amortization	450.0	537.8	538.6	268.2	233.0
Impairment of long-lived assets(2)	84.3	13.8	43.6	5.5	1.7
Operating costs and expenses	5,335.0	5,195.8	4,977.2	3,022.3	2,728.0
Operating income	136.0	265.0	102.0	213.6	218.9
Other expense (income)(3)	13.4	(108.1)	(1.5)	0.3	(7.5)
Interest expense:
Corporate borrowings	292.8	262.3	231.6	110.7	96.8
Capital and financing lease obligations	7.6	38.5	42.4	10.8	9.2
Non-cash NCM exhibitor services agreement(4)	40.4	41.5	—	—	—
Equity in (earnings) losses of non-consolidated entities(5)	(30.6)	(86.7)	185.2	(47.7)	(37.1)
Investment income(6)	(16.0)	(6.2)	(22.6)	(10.2)	(6.1)
Earnings (loss) before income taxes	(171.6)	123.7	(333.1)	149.7	163.6
Income tax provision (benefit)(7)	(22.5)	13.6	154.1	38.0	59.7
Net earnings (loss)	$(149.1)	$110.1	$(487.2)	$111.7	$103.9
Earnings (loss) per share:
Basic	$(1.44)	$0.91	$(3.80)	$1.13	$1.06
Diluted	$(1.44)	$0.41	$(3.80)	$1.13	$1.06
Average shares outstanding
Basic (in thousands)	103,832	120,621	128,246	98,838	97,963
Diluted (in thousands)	103,832	130,105	128,246	98,872	98,029
Dividends declared per basic and diluted common share	$0.80	$2.35	$0.80	$0.80	$0.80

	Year Ended
	December 31,
(In millions, except operating data)	2019	2018	2017	2016	2015
Balance Sheet Data (at period end):
Cash and equivalents	$265.0	$313.3	$310.0	$207.1	$211.3
Corporate borrowings	4,753.4	4,723.0	4,235.3	3,761.0	1,912.9
Other long-term liabilities(8)	195.9	963.1	903.8	706.6	462.6
Capital and financing lease obligations	99.9	560.2	651.4	675.4	101.9
Stockholder’s equity	1,214.2	1,397.6	2,112.4	2,009.7	1,538.7
Total assets	13,675.8	9,495.8	9,805.9	8,641.8	5,088.3
Other Data:
Net cash provided by operating activities	$579.0	$523.2	$537.4	$431.7	$467.5
Capital expenditures	(518.1)	(576.3)	(626.8)	(421.7)	(333.4)
Screen additions	85	89	96	17	23
Screen acquisitions	70	39	736	5,201	410
Screen dispositions	210	211	258	38	14
Construction openings (closures), net	5	5	37	(48)	60
Average screens—continuing operations(9)	10,669	10,696	10,675	5,592	4,933
Number of screens operated	11,041	11,091	11,169	10,558	5,426
Number of theatres operated	1,004	1,006	1,014	906	387
Screens per theatre	11.0	11.0	11.0	11.7	14.0
Attendance (in thousands)—continuing operations(9)	356,443	358,901	346,763	215,145	196,902
(1)	Merger, acquisition and other costs related to expenses incurred in connection with the Carmike (acquired December 2016), Odeon (acquired November 2016) and Nordic (acquired March 2017) acquisitions. During the year ended December 31, 2019, expenses were primarily due to organizational design including one-time severance and outplacement costs of $9.8 million and acquisitions and divestitures including entity simplification costs of $4.0 million. The year ended December 31, 2018 includes the write-off of $8.0 million of deferred costs related to an Odeon proposed public offering and $6.3 million of expense related to an arbitration ruling on a pre-acquisition date rent dispute for Odeon. During the year ended December 31, 2017, merger, acquisition and other costs includes $22.6 million of expense for NCM common units surrendered as a part of the exclusivity waiver with NCM in connection with the Department of Justice (“DOJ”) Final Judgment (“Final Judgment”). During the year ended December 31, 2016, merger, acquisition and other costs includes a $10.0 million management transaction bonus financed by a capital contribution from Wanda and related to the successful completion of the Odeon and Carmike acquisitions during 2016.
(2)	During the year ended December 31, 2019, we recorded non-cash impairment of long-lived assets of $84.3 million on 40 theatres in the U.S. markets with 512 screens, 14 theatres in the International markets with 148 screens, and a U.S. property held and not used. During the fourth quarter of 2018, we recognized non-cash impairment losses of $13.8 million on 13 theatres in the U.S. markets with 150 screens and on 15 theatres in the International markets with 118 screens. During calendar 2017, we recorded an impairment of long-lived assets loss of $43.6 million on 12 theatres in the U.S. markets with 179 screens which was related to property held and used.
(3)	Other expense of $13.4 million during the year ended December 31, 2019 was primarily due to $16.6 million of expense related to the repayment of indebtedness, foreign currency transaction losses of $1.5 million, and non-operating net periodic benefit cost of $1.2 million, and the decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $17.7 million, partially offset by decrease in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2024 of $23.5 million. During the year ended December 31, 2018, other income of $108.1 million is primarily due to $66.4 million of income for the decrease in the fair value of the derivative liability related to the embedded conversion feature for the Convertible Notes due 2024 and $45.0 million of income for the increase in fair value of the derivative asset related to the contingent call option for the cancellation of additional shares of Class B common stock in the Stock Purchase and Cancellation Agreement with Wanda. During the year ended December 31, 2015, we recorded a loss on extinguishment related to the redemption of the Notes due 2020 of approximately $9.3 million and a loss on the modification of the Senior Secured Credit Facility of $1.4 million. See Note 8—Corporate Borrowings and Finance Lease Obligations in the Notes to Consolidated Financial Statements under Part II, Item 8, hereof for further information regarding the derivative liability related to the embedded conversion feature, the call option for the cancellation of additional shares of Class B common stock.
(4)	Non-cash NCM exhibitor services agreement includes a significant financing component due to the significant length of time between receiving the non-cash consideration and fulfilling the performance obligation. We received the non-cash consideration in the form of common membership units from NCM, in exchange for rights to exclusive access to our theatre screens and attendees through February 2037. Upon adoption of ASC 606, our advertising revenues have significantly increased with a similar offsetting increase in non-cash interest expense.
(5)	Equity in earnings for the year ended December 31, 2018 includes a $28.9 million gain on the sale of all of our remaining interest in NCM and a $30.1 million gain related to the Screenvision merger. During the year ended December 31, 2017, we recorded non-consolidated entity impairment losses and losses on dispositions of our NCM ownership interests of approximately $230.7 million.
(6)	Investment expense (income) during the year ended December 31, 2019 includes a gain on the sale of our Austria theatres of $12.9 million and a loss on impairment of an investment of $3.6 million. During the year ended December 31, 2017, investment expense (income) includes a gain on sale of Open Road of $17.2 million. Investment expense (income) includes a gain on sale of our shares in RealD, Inc. of $3.0 million during the year ended December 31, 2016.
(7)	An international valuation allowance previously established against deferred tax assets held in Spain was released in the fourth quarter of 2019 resulting in a $41.5 million benefit to income tax expense. During the year ended December 31, 2017, we recorded the impact of the change in enacted Federal tax rates in our U.S. jurisdictions of $88.6 million and the impact of a full valuation allowance on our deferred income taxes in U.S. jurisdictions of $221.6 million, for an aggregate charge of approximately $310.0 million in the fourth quarter of 2017. We estimate that we will have no liability for deemed repatriation of foreign earnings. During the year ended December 31, 2016, we recorded a $19.2 million income tax benefit related to favorable resolutions of uncertain tax positions with authorities.
(8)	Other long-term liabilities exclude operating lease liabilities, which were recorded to operating lease liabilities in the consolidated balance sheets during the year ended December 2019 upon adoption of ASC 842, Leases.
(9)	Includes consolidated theatres only.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the consolidated audited financial statements of AMC Entertainment Holdings, Inc. (“AMC”) included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” and “Risk Factors” for a discussion of the risks, uncertainties and assumptions relating to these statements.

Overview

AMC is the world’s largest theatrical exhibition company and an industry leader in innovation and operational excellence. We operate theatres in 15 countries and are the market leader in nine of those. In the United States, AMC has the #1 market share in the top two markets, New York and Los Angeles.

Our theatrical exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs® customer loyalty program, rental of theatre auditoriums, income from gift card and exchange ticket sales, and online ticketing fees. As of December 31, 2019, we owned, operated or had interests in 1,004 theatres and 11,041 screens.

Film Content

Box office admissions are our largest source of revenue. We predominantly license “first-run” films from distributors owned by major film production companies and from independent distributors on a film-by-film and theatre-by-theatre basis. Film exhibition costs are accrued based on the applicable admissions revenues and estimates of the final settlement pursuant to our film licenses. Licenses that we enter into typically state that rental fees are based on aggregate terms established prior to the opening of the picture. In certain circumstances and less frequently, our rental fees are based on a mutually agreed settlement upon the conclusion of the picture. In certain circumstances and less frequently, our rental fees are established on a weekly basis for the coming week’s percentage forecast. Some European licenses use a per capita agreement instead, paying a flat amount per ticket, where the sum is agreed in advance of the film showing. Under an aggregate terms formula, we usually pay the distributor a specified percentage of box office gross or pay based on a scale of percentages tied to different amounts of box office gross, or in Europe, we pay based on the number of weeks since release. The settlement process allows for negotiation based upon how a film actually performs.

During the 2019 calendar year, films licensed from our six largest distributors based on revenues accounted for approximately 80% of our U.S. admissions revenues, which consisted of Disney, Warner Bros., Universal, Sony, Lionsgate, and Paramount. In Europe, approximately 80% of our box office revenue came from films attributed to our five largest distributors, which consisted of Disney, Warner Bros., Universal, Sony, and Paramount. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor’s films in any given year.

Our revenues are dependent upon the timing and popularity of film releases by distributors. The most marketable films have historically been released during the summer and the calendar year-end holiday seasons. Our results of operations may vary significantly from quarter to quarter and from year to year based on the timing and popularity of film releases.

Movie Screens

During the year ended December 31, 2019, we opened 10 new theatres with a total of 85 screens, acquired 7 theatres with 70 screens, permanently closed 210 screens, temporarily closed 429 screens and reopened 434 screens to implement our strategy to install consumer experience upgrades.

As of December 31, 2019, we had 3,116 3D enabled screens, including 223 IMAX®, and 120 other Premium Large Format (“PLF”) screens; approximately 39% of our screens were 3D enabled screens, including IMAX® 3D enabled screens, and approximately 2% of our screens were IMAX® 3D enabled screens. The following table identifies the upgrades to our theatre circuit during the periods indicated:

	U.S. Markets		International Markets
	Number of	Number of	Number of	Number of
	Screens As of	Screens As of	Screens As of	Screens As of
	December 31,	December 31,	December 31,	December 31,
Format	2019	2018	2019	2018
Digital	8,091	8,114	2,947	2,977
3D enabled (includes IMAX® & in-house PLF brands)	3,116	3,564	1,424	1,847
IMAX® (3D enabled)	188	187	35	29
Dolby CinemaTM	148	127	5	2
Other PLF (3D enabled)	50	53	70	59
Dine-in theatres	725	619	8	2
Premium seating	3,256	2,894	451	385

As of December 31, 2019, AMC is the largest IMAX® exhibitor in the U.S. with a 56% market share, and each of our IMAX® local installations is protected by geographic exclusivity. As of December 31, 2019, our IMAX® screen count was 98% greater than our closest competitor. We believe that we have had considerable success with our IMAX® partnership. With 35 IMAX® screens in the International markets, Odeon is the largest commercial IMAX® exhibitor in Western Europe. Four of our top 10 Odeon screens are IMAX®, including our partnership with the largest screen in the UK. Since our acquisition of Odeon in November 2016, we have almost doubled our European IMAX® footprint with the opening of six additional screens in 2019 and eight in 2018. We converted about 20% of our IMAX® screens in Western Europe to IMAX Laser® screens, which is about 5% more than our U.S. conversion percentage.

As of December 31, 2019, we have 148 fully operational Dolby Cinema™ at AMC screens in the U.S. We expect to expand the deployment of our innovative Dolby Cinema™ auditoriums in both our U.S. and International markets. We operate five Dolby Cinema™ screens in Europe, including the first non-U.S. Dolby Cinema™ screen at our Spanish La Maquinista location. In December 2018, we reopened the iconic screen of Odeon Leicester square as Luxe Dolby Cinema™ screen.

We believe there is considerable opportunity to add our private label PLF format in many of our locations, with superior sight and sound technology and enhanced seating as contrasted with our traditional auditoriums. This proprietary PLF auditorium is branded Prime at AMC and BigD in the U.S. markets and ISENSE in the International markets and offers an enhanced theatrical experience for movie-goers beyond our current core theatres, at a lower price premium than IMAX® and/or Dolby Cinema™. Therefore, it may be especially relevant in smaller or more price-sensitive markets. As of December 31, 2019, we operated 24 Prime at AMC screens and 31 BigD screens in the U.S. markets and 70 ISENSE screens in the International markets.

Guest Amenities

We seek to continually upgrade the quality of our theatre circuit through substantial renovations featuring our seating concepts, acquisitions, new builds (including expansions), expansion of food and beverage offerings (including dine-in theatres), and by disposing of older screens through closures and sales. We believe we are an industry leader in the development and operation of theatres. Typically, our theatres have 12 or more screens and offer amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and premium seat design.

Recliner seating is the key feature of theatre renovations. We believe that maximizing comfort and convenience for our customers will be increasingly necessary to maintain and improve our relevance. These renovations, in conjunction with capita contributions from our landlords, involve stripping theatres to their basic structure in order to replace finishes throughout, upgrade the sight and sound experience, install modernized points of sale and, most importantly, replace traditional theatre seats with plush, electric recliners that allow customers to deploy a leg rest and fully recline at the push of a button. The renovation process typically involves losing up to two-thirds of a given auditorium’s seating capacity. However, the quality improvement in the customer experience can drive a 33% increase in attendance, on average, at these locations in their first-year post renovation. Further, upon reopening a remodeled theatre, we typically increase the ticket price to reflect that enhanced consumer experience. Additionally, remodeled theatres tend to draw more adults who pay higher ticket prices than teens or young children, as well as most customers who upgrade their tickets to premium format.

As of December 31, 2019, in our U.S. markets we now feature recliner seating in approximately 342 U.S. theatres, including Dine-in-Theatres, totaling approximately 3,256 screens and representing 40.2% of total U.S. screens, and representing 55% of total U.S. screens currently identified for recliner renovations. In our International markets, we have recliner seating in approximately 71 International theatres, totaling approximately 451 screens and representing 15.3% of total International screens. By the end of 2020, we expect to convert an additional 390 screens to recliner seating; 223 in the our U.S. markets and 167 in our International markets.

Open-source internet ticketing makes our AMC seats (over 1.1 million) in all our U.S. theatres and auditoriums for all our showtimes as available as possible, on as many websites as possible. Our tickets are currently on sale over the internet, directly or through mobile apps, at our own website and apps and other third-party ticketing vendors. For the year ended December 31, 2019, approximately 51.9% of our tickets were purchased online in the U.S. with approximately 72.3% of total online tickets being purchased through the AMC ticket engine. We believe increased online access is important because it captures customers’ purchase intent more immediately and directly than if we wait for their arrival at the theatre box office to make a purchase. Carefully monitoring internet pre-sales also lets us adjust capacity in real time, moving movies that are poised to over perform to larger capacity auditoriums or adding additional auditoriums, thereby maximizing yield.

Food and beverage sales are our second largest source of revenue after box office admissions. Food and beverage items traditionally include popcorn, soft drinks, candy and hot dogs. Different varieties of food and beverage items are offered at our theatres based on preferences in the particular geographic region. Our traditional food and beverage strategy emphasizes prominent and appealing food and beverage offerings designed for rapid service and efficiency, including a customer friendly self-serve experience. We design our theatres to have more food and beverage capacity to make it easier to serve larger numbers of customers. Strategic placement of large food and beverage operations within theatres increases their visibility, aids in reducing the length of lines, allows flexibility to introduce new concepts, and improves traffic flow around the food and beverage stands.

To address recent consumer trends, we have expanded our menu of enhanced food and beverage products to include made-to-order drinks and meals, customized coffee, healthy snacks, premium beers, wine and mixed drinks, flatbread pizzas, more varieties of hot dogs, four flavors of popcorn and other menu items. The costs of these conversions in some cases are partially covered by investments from the theatre landlord. We currently operate 26 Dine-In Theatres in the U.S. and two Dine-In Theatres in the Europe that deliver chef-inspired menus with seat-side or delivery service to luxury recliners with tables. Our recent Dine-In Theatre concepts are designed to capitalize on the latest food service trend, the fast casual eating experience.

Loyalty Programs and Other Marketing

In our U.S. markets, we begin the process of engagement with AMC Stubs® our customer loyalty program which allows members to earn rewards, receive discounts and participate in exclusive members-only offerings and services. It features a traditional paid tier called AMC Stubs Premiere™ for a $15 annual membership fee and a non-paid tier called AMC Stubs Insider™. Both programs reward loyal guests for their patronage of AMC theatres. Rewards earned are redeemable on future purchases at AMC locations.

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

As of December 31, 2019, we had more than 22,500,000 member households enrolled in AMC Stubs® A-List, AMC Stubs Premiere™ and AMC Stubs Insider™ programs, combined. Our AMC Stubs® members represented approximately 45% of AMC U.S. markets attendance during the year ended December 31, 2019, with members generating 2.2x the revenue of non-members. Our much larger database of identified movie-goers also provides us with additional insight into our customers’ movie preferences. This enables us to have a larger, more personalized and targeted marketing effort.

In our International markets, we currently have loyalty programs in the major territories in which we operate. The movie-goers can earn points for spending money at the theatre, and those points can be redeemed for tickets and concession items at a later date. Odeon currently has more than 4,200,000 active members in these various loyalty programs. We are currently evaluating the Odeon loyalty programs to determine how best to reward our European movie-goers and heighten guest loyalty to drive additional attendance to Odeon theatres.

Our marketing efforts are not limited to our loyalty program as we continue to improve our customer connections through our website and mobile apps and expand our online and movie offerings. In select markets during 2019, we upgraded our mobile applications with the ability to order food and beverage offerings via our mobile applications while ordering tickets ahead of scheduled showtimes. Also, in 2019, we launched AMC Theatres On Demand, a new service where members of the AMC Stubs® loyalty program can rent or buy movies. We believe our competitive advantage of a robust and easy-to-use online and mobile presence combined with an effective loyalty program that provides better market intelligence to anticipate customers’ future behavior should allow us to capture incremental share of both entertainment dollars and time.

Transactions

Screenvision Merger. We acquired our interest in Screenvision in December of 2016 in connection with our acquisition of Carmike. On May 30, 2018, Screenvision entered into an Agreement and Plan of Merger which resulted in a change of control in Screenvision. We received distributions and merger consideration of $45.8 million on July 2, 2018 upon consummation of the merger. AMC retained and currently holds an 18.2% common membership interest in Screenvision on a fully diluted basis. Upon consummation of the merger, we reduced the carrying value of our investment in Screenvision to $0 and recorded equity in earnings for the excess distribution of $30.1 million during the year ended December 31, 2018. See Note 6—Investments of the Notes to the Consolidated Financial Statements under Part II, Item 8 for additional information.

Sale of NCM. We formed National CineMedia, LLC (“NCM,LLC”, together with National CineMedia, Inc. (“NCM, Inc.”), “NCM”) in 2005 as a joint venture with Regal Entertainment Group and Cinemark Holdings, Inc. On June 18, 2018, we entered into two Unit Purchase Agreements (the “Agreements”) with each of Regal and Cinemark pursuant to which Regal and Cinemark each separately agreed to purchase 10,738,740 common units of NCM at a sales price of $7.30 per unit and aggregate consideration of approximately $156.8 million (the “Sales”). The Sales closed on July 5, 2018. Following the closing of the Sales, we no longer own any shares of common stock in NCM, Inc. or common units in NCM, LLC. NCM consented to the Sales and waived its rights under the memorandum of understanding that provided we would not reduce our combined ownership of NCM, LLC and NCM, Inc. below 4.5%.

We recorded a gain on sale of $28.9 million during the year ended December 31, 2018. See Note 6—Investments of the Notes to the Consolidated Financial Statements under Part II, Item 8 for additional information.

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

All of our significant accounting policies are discussed in Note 1—The Company and Significant Accounting Policies to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Derivative Asset and Liability. We remeasure the derivative asset related to our contingent call option to acquire shares of our Class B common stock at no additional cost and the derivative liability related to the conversion feature in our Convertible Notes due 2024 at fair value each reporting period with changes in fair value recorded in the consolidated statements of operations. We have obtained independent third-party valuation studies to assist us in determining fair value. Our valuation studies use a Monte Carlo simulation approach and are based on significant inputs not observable in the market and thus represent level 3 measurements within the fair value measurement hierarchy. Our common stock price at the end of each reporting period as well as the remaining amount of time until expiration for the contingent call option and conversion feature are key inputs for the estimation of fair value that are expected to change each reporting period. During the years ended December 31, 2019 and December 31, 2018, we recorded other expense (income) related to our derivative asset fair value of $17.7 million and $(45.0) million, respectively, and other expense (income) related to our derivative liability fair value of $(23.5) million and $(66.4) million, respectively. We expect there will be future changes in fair value for our derivative asset and liability and that the related amounts recorded as income or expense may be material. See Note 8—Corporate Borrowings and Finance Lease Obligations, Note 9 – Stockholders’ Equity, and Note 12—Fair Value Measurements in the Notes to Consolidated Financial Statements under Part II, Item 8 hereof.

Long-lived Assets Impairments. We evaluate indefinite-lived intangible assets for impairment annually or more frequently as specific events or circumstances dictate. We operate in a very competitive business environment and our revenues are highly dependent on movie content supplied by film producers. In addition, it is common for us to closely monitor certain locations where operating performance may not meet our expectations.

We review long-lived assets, including definite-lived intangibles and theatre assets (including operating lease right-of-use assets) whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be fully recoverable. We identify impairments related to internal use software when management determines that the remaining carrying value of the software will not be realized through future use. We evaluate events or circumstances, including competition in the markets where we operate that would indicate the carrying value of theatre assets may not be fully recoverable. We evaluate theatres using historical and projected data of theatre level cash flow as our primary indicator of potential impairment and consider the seasonality of our business when making these evaluations. If an event or circumstance is identified indicating carrying value may not be recoverable, the sum of future undiscounted cash flows is compared to the carrying value. If carrying value exceeds the future undiscounted cash flows, the carrying value of the asset is reduced to fair value. Assets are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows, adjusted as necessary for market participant factors.

We have recorded impairment charges primarily related to long-lived assets of $84.3 million, $13.8 million, and $43.6 million during the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively. There are a number of estimates and significant judgments that are made by management in performing these impairment evaluations. Such judgments and estimates include estimates of future revenues, cash flows, capital expenditures, and the cost of capital, among others. We believe we have used reasonable and appropriate business judgments. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy. These estimates determine whether impairments have been incurred, and quantify the amount of any related impairment charge. Given the nature of our business and our recent history, future impairments are possible and they may be material, based upon business conditions that are constantly changing and the competitive business environment in which we operate.

During the fourth quarter of December 31, 2019, we recorded non-cash impairment of long-lived assets of $84.3 million on 40 theatres in the U.S. markets with 512 screens (in Alabama, Arizona, California, Florida, Iowa, Illinois, Indiana, Kentucky, Louisiana, Michigan, Minnesota, Missouri, Montana, Nebraska, New York, North Carolina, North Dakota, Oklahoma, Pennsylvania, Tennessee, Texas, Virginia, Wisconsin, and Wyoming), 14 theatres in the International markets with 148 screens (in Germany, Italy, Spain, and United Kingdom), and a U.S. property held and not used. In addition, we recorded an impairment loss of $3.6 million within investment expense (income), related to an equity interest investment without a readily determinable fair value accounted for under the cost method.

During the fourth quarter of 2018, we recorded non-cash impairment losses of $13.8 million on 13 theatres in the U.S. markets with 150 screens (in Alabama, Arkansas, California, Colorado, Georgia, Iowa, Kentucky, Michigan, North Dakota, Ohio, Pennsylvania, Tennessee, and Wyoming) and on 15 theatres in the International markets with 118 screens (in Italy, Spain, and United Kingdom).

Goodwill.  We evaluate goodwill recorded at our two reporting units (Domestic Theatres and International Theatres) for impairment annually as of the beginning of the fourth fiscal quarter or more frequently as specific events or circumstances dictate. Prior to calendar 2019, we evaluated our recorded goodwill for impairment at three reporting units (Domestic Theatres, Odeon Theatres, and Nordic Theatres). Our market capitalization has been below carrying value since May 24, 2019.

The following table sets forth the historical closing prices per share of our Class A common stock for the calendar periods indicated:

Closing
Date	Price Per Share
December 31, 2017	$15.10
March 31, 2018	14.05
June 30, 2018	15.90
September 30, 2018	20.50
December 31, 2018	12.28
March 31, 2019	14.85
June 30, 2019	9.33
September 30, 2019	10.70
December 31, 2019	7.24
February 21, 2020	7.46

Based on sustained declines during 2019 in our market capitalization, we performed a quantitative goodwill impairment test as of September 30, 2019. The impairment test for goodwill involves estimating the fair value of the reporting unit and comparing that value to its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, the difference is recorded as a goodwill impairment charge, not to exceed the total amount of goodwill allocated to that reporting unit.

The following tables reconcile enterprise carrying value to carrying value of our stockholders’ equity as of September 30, 2019 (the date of our quantitative goodwill impairment test) by reporting unit and reconciles estimated enterprise fair value to estimated fair value of our stockholders’ equity as of September 30, 2019:

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

We believe a significant reason for the difference in our market enterprise value as compared to our estimated enterprise fair value is due to a market participant acquisition premium. We believe a market participant acquisition premium is applicable and has been historically realized in our industry. In the event of an acquisition of control of our enterprise by another market participant, this premium for control would likely be realized in the form of increased revenue opportunities, lower costs, better working capital terms and lower cost of capital. In addition, following our adoption of ASC 842, there are certain data providers in the analyst community that have characterized our operating lease liabilities as indebtedness, which has the impact of increasing our leverage as reported by these data providers. We believe inconsistencies in the reported data concerning operating leases from these data providers has caused market confusion which has negatively impacted our stock price.

Key rates used in the income and market approach were as follows:

	September 30, 2019
	Domestic	International
Description	Theatres	Theatres
Income approach:
Weighted average cost of capital/discount rate	9.0%	11.0%
Long-term growth rate	2.0%	2.0%
Market approach:
Control premium	20%	20%
Selected cash flow multiple	6.5x	9.75x

The enterprise fair value of the Domestic Theatres and International Theatres reporting units exceeded their enterprise carrying values by approximately 9.9% and 11.8%, respectively. Accordingly, there was no goodwill impairment recorded as of September 30, 2019. Our Domestic Theatres reporting unit has a negative equity value carrying amount.

In accordance with ASC 350-20-35-30, we performed an assessment to determine whether there were any events or changes in circumstances that would warrant an interim ASC 350 impairment analysis as of December 31, 2019. Given the further decline in our stock price during the fourth quarter of 2019, we performed a qualitative impairment test to evaluate whether it is more likely than not that the fair value of our two reporting units is less than their respective carrying amounts as of December 31, 2019. We compared our projected financial information and assumptions utilized in our quantitative analysis as of September 30, 2019 to our fourth quarter results noting our operating performance is consistent with our projections and there have been no other changes which would impact our conclusion that the fair value of our reporting units exceed their carrying values. We also observed that our estimated fair value of our corporate borrowings and finance lease obligations remained relatively consistent from September 30, 2019 to December 31, 2019, which represents approximately 80% of our market enterprise value. We have observed higher enterprise value control premiums for recent acquisitions in our industry than those utilized for the market approach. In considering the totality of the aforementioned factors together with the excess of fair value over carrying value calculated in both our reporting units in the previous quantitative impairment test, we have concluded that it is not more likely than not that the fair value of our two reporting units has been reduced below their respective carrying amounts. As a result, we concluded that an interim quantitative impairment test as of December 31, 2019 was not required.

While the fair values of our reporting units exceed their respective carrying values at the present time, the performance of the reporting units may require improvement in future periods to maintain the excess. Declines in the operating performance of our Domestic and International Theatres, declines in the fair value of our debt, further declines in the trading price of our Class A common stock, small changes in certain key input assumptions, and/or other events or circumstances could occur and could have a significant impact on the estimated fair values. Examples of adverse events or circumstances that could change include (i) an adverse change in macroeconomic conditions; (ii) increased cost factors that have a negative effect on our earnings and cash flows; (iii) negative or overall declining financial performance compared with our actual and projected results of relevant prior periods; (iv) a decline in the fair value of our debt, and (v) a further sustained decrease in our share price. A future impairment could result for a portion of the goodwill, long-lived assets or intangible assets. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

Income and operating taxes. Income and operating taxes are inherently difficult to estimate and record. This is due to the complex nature of the U.S. and International tax codes and also because our returns are routinely subject to examination by government tax authorities, including federal, state and local officials. Most of these examinations take place a few years after we have filed our tax returns. Our tax audits in many instances raise questions regarding our tax filing positions, the timing and amount of deductions claimed and the allocation of income among various tax jurisdictions. At December 31, 2019, our federal income tax loss carryforwards were approximately $380.9 million, our state income tax loss carryforwards were approximately $380.4 million, and our foreign income tax loss carryforwards were approximately $487.2 million. Since these losses have varying degrees of carryforward periods, it requires us to estimate the amount of carryforward losses that we can reasonably be expected to realize. Future changes in conditions and in the tax code may change these strategies and thus change the amount of carry forward losses that we expect to realize and the amount of valuation allowances we have recorded. Accordingly future reported results could be materially impacted by changes in tax matters, positions, rules and estimates and these changes could be material. See Note 10—Income Taxes in the Notes to Consolidated Financial Statements under Part II, Item 8, hereof for further information.

An international valuation allowance previously established against deferred tax assets held in Spain was released in the fourth quarter of 2019 resulting in a $41.5 million benefit to income tax expense. A significant piece of objective positive evidence evaluated was a cumulative income position over a three-year period. Statutory taxable earnings that permit the use of these deferred tax assets, primarily net operating loss carryforwards, has stabilized to a profit position in recent years with significant improvement in 2019. Strategic initiatives have provided sufficient positive evidence that has resulted in Management concluding the realization of these deferred tax assets is more likely than not.

Leases. We adopted ASC Topic 842 effective January 1, 2019 and as a result our lease accounting policy has been modified as discussed in Note 3—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1. Lessees are required to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability is equal to the present value of lease payments. The asset is based on the liability, subject to certain adjustments, such as for lease incentives. For financial presentation purposes, a dual model was retained, requiring leases to be classified as either operating or finance leases. Operating leases result in straight-line expense (similar to operating leases under the prior accounting standard) while finance leases result in a front-loaded expense pattern (similar to capital leases under the prior accounting standard). We used our incremental borrowing rate to calculate the present value of our future operating lease payments, which was determined using a portfolio approach based on the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term.

Operating Results

The following table sets forth our consolidated revenues, operating costs and expenses attributable to our theatrical exhibition operations and segment operating results. Reference is made to Note 13—Operating Segments to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information therein:

	U.S. Markets			International Markets			Consolidated
	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
(In millions)	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
Revenues
Admissions	$2,388.2	$2,441.5	(2.2)%	$913.1	$943.5	(3.2)%	$3,301.3	$3,385.0	(2.5)%
Food and beverage	1,348.0	1,321.2	2.0%	371.6	350.3	6.1%	1,719.6	1,671.5	2.9%
Other theatre	287.0	250.5	14.6%	163.1	153.8	6.0%	450.1	404.3	11.3%
Total revenues	4,023.2	4,013.2	0.2%	1,447.8	1,447.6	—%	5,471.0	5,460.8	0.2%
Operating Costs and Expenses
Film exhibition costs	1,311.5	1,323.1	(0.9)%	387.6	387.1	0.1%	1,699.1	1,710.2	(0.6)%
Food and beverage costs	193.8	190.2	1.9%	84.9	80.7	5.2%	278.7	270.9	2.9%
Operating expense, excluding depreciation and amortization below	1,215.5	1,162.2	4.6%	471.1	492.5	(4.3)%	1,686.6	1,654.7	1.9%
Rent	708.2	584.4	21.2%	259.6	213.4	21.6%	967.8	797.8	21.3%
General and administrative expense:
Merger, acquisition and other costs	6.5	16.8	(61.3)%	9.0	14.5	(37.9)%	15.5	31.3	(50.5)%
Other, excluding depreciation and amortization below	86.4	112.6	(23.3)%	66.6	66.7	(0.1)%	153.0	179.3	(14.7)%
Depreciation and amortization	340.4	384.0	(11.4)%	109.6	153.8	(28.7)%	450.0	537.8	(16.3)%
Impairment of long-lived assets	76.6	8.1	* %	7.7	5.7	35.1%	84.3	13.8	* %
Operating costs and expenses	3,938.9	3,781.4	4.2%	1,396.1	1,414.4	(1.3)%	5,335.0	5,195.8	2.7%
Operating income	84.3	231.8	(63.6)%	51.7	33.2	55.7%	136.0	265.0	(48.7)%
Other expense (income):
Other expense (income)	13.3	(108.7)	* %	0.1	0.6	(83.3)%	13.4	(108.1)	* %
Interest expense:
Corporate borrowings	289.9	256.4	13.1%	2.9	5.9	(50.8)%	292.8	262.3	11.6%
Capital and financing lease obligations	2.3	17.2	(86.6)%	5.3	21.3	(75.1)%	7.6	38.5	(80.3)%
Non-cash NCM exhibitor service agreement	40.4	41.5	(2.7)%	—	—	—%	40.4	41.5	(2.7)%
Equity in earnings of non-consolidated entities	(29.1)	(81.5)	(64.3)%	(1.5)	(5.2)	(71.2)%	(30.6)	(86.7)	(64.7)%
Investment income	(3.0)	(6.2)	(51.6)%	(13.0)	—	* %	(16.0)	(6.2)	* %
Total other expense (income), net	313.8	118.7	* %	(6.2)	22.6	* %	307.6	141.3	* %
Earnings (loss) before income taxes	(229.5)	113.1	* %	57.9	10.6	* %	(171.6)	123.7	* %
Income tax provision (benefit)	11.9	16.1	(26.1)%	(34.4)	(2.5)	* %	(22.5)	13.6	* %
Net earnings (loss)	$(241.4)	$97.0	* %	$92.3	$13.1	* %	$(149.1)	$110.1	* %

*Percentage change in excess of 100%.

	U.S. Markets		International Markets		Consolidated
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2019	2018	2019	2018	2019	2018
Operating Data:
Screen additions	54	26	31	63	85	89
Screen acquisitions	70	31	—	8	70	39
Screen dispositions	150	172	60	39	210	211
Construction openings (closures), net	6	5	(1)	—	5	5
Average screens(1)	8,000	8,028	2,669	2,668	10,669	10,696
Number of screens operated	8,094	8,114	2,947	2,977	11,041	11,091
Number of theatres operated	636	637	368	369	1,004	1,006
Screens per theatre	12.7	12.7	8.0	8.1	11.0	11.0
Attendance (in thousands)(1)	250,370	255,736	106,073	103,165	356,443	358,901

(1)	Includes consolidated theatres only.

Adjusted EBITDA

We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net earnings (loss) plus (i) income tax provision (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance and to include attributable EBITDA from equity investments in theatre operations in International markets and any cash distributions of earnings from our equity method investees. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Adjusted EBITDA decreased by $157.8 million or 17.0% during the year ended December 31, 2019 compared to the year ended December 31, 2018. Adjusted EBITDA in U.S. markets decreased by $124.9 million, or 17.8%, primarily due to (1) modification of a lease in the prior year that reduced rent expense in 2018 by $35.0 million, (2) increased rent due to the new lease standard that reduced Adjusted EBITDA by approximately $44.0 million for principal and interest payments recorded as rent expense during the year ended December 31, 2019 related to previously classified build-to-suit financing lease obligations, (3) the elimination of $7.2 million of deferred gain amortization for sale leaseback transactions that previously reduced rent expense,(4) higher operating expenses, and (5) a decrease in attendance, partially offset by increases in other revenues, food and beverage per patron and declines in general and administrative: other expenses. Adjusted EBITDA in International markets decreased $32.9 million, or 14.4%, primarily due to the increased rent due to the new lease standard that reduced Adjusted EBITDA by approximately $39.6 million for prior year principal and interest payments recorded as rent expense during the year ended December 31, 2019 related to build-to-suit financing lease obligations and a decline in foreign currency translation rates, partially offset by an increase in attendance, other revenues and food and beverage per patron.

The following tables set forth our Adjusted EBITDA by reportable operating segment and our reconciliation of Adjusted EBITDA:

	Year Ended
Adjusted EBITDA (1) (In millions)	December 31, 2019	December 31, 2018
U.S. markets (1)	$575.6	$700.5
International markets	195.8	228.7
Total Adjusted EBITDA	$771.4	$929.2
(1)	Distributions from NCM are reported entirely within the U.S. markets segment.

	Year Ended
(In millions)	December 31, 2019	December 31, 2018
Net earnings (loss)	$(149.1)	$110.1
Plus:
Income tax provision (benefit)	(22.5)	13.6
Interest expense	340.8	342.3
Depreciation and amortization	450.0	537.8
Impairment of long-lived assets	84.3	13.8
Certain operating expenses (1)	14.8	24.0
Equity in earnings of non-consolidated entities (2)	(30.6)	(86.7)
Cash distributions from non-consolidated entities (3)	35.8	35.2
Attributable EBITDA (4)	5.0	7.3
Investment income	(16.0)	(6.2)
Other expense (income) (5)	13.3	(108.2)
Non-cash rent - purchase accounting (6)	25.7	—
General and administrative — unallocated:
Merger, acquisition and other costs (7)	15.5	31.3
Stock-based compensation expense (8)	4.4	14.9
Adjusted EBITDA	$771.4	$929.2
(1)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens including the related accretion of interest, non-cash deferred digital equipment rent expense, and disposition of assets and other non-operating gains or losses included in operating expenses. We have excluded these items as they are non-cash in nature, include components of interest cost for the time value of money or are non-operating in nature.
(2)	During the years ended December 31, 2019 and December 31, 2018, we recorded $25.4 million and $29.1 million, respectively, in earnings from Digital Cinema Implementation Partners, LLC (“DCIP”). During the year ended December 31, 2018, we recorded equity in earnings related to our sale of all remaining NCM units of $28.9 million and a gain of $30.1 million related to the Screenvision merger. Equity in (earnings) loss of non-consolidated entities also includes loss on the surrender (disposition) of a portion of our investment in NCM of $1.1 million and a lower of carrying value or fair value impairment loss of the held-for sale portion of our investment in NCM of $16.0 million for the year ended December 31, 2018.
(3)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. We believe including cash distributions is an appropriate reflection of the contribution of these investments to our operations.
(4)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of our equity in (earnings) loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where we hold a significant market share, we believe attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. We also provide services to these theatre operators including information technology systems, certain on-screen advertising services and our gift card and package ticket program.

	Year Ended
(In millions)	December 31, 2019	December 31, 2018
Equity in earnings of non-consolidated entities	$(30.6)	$(86.7)
Less:
Equity in earnings of non-consolidated entities excluding International theatre joint ventures	(29.2)	(81.9)
Equity in earnings of International theatre joint ventures	1.4	4.8
Income tax provision	0.4	0.4
Investment income	(0.7)	(0.5)
Depreciation and amortization	3.4	2.6
Other expense	0.5	—
Attributable EBITDA	$5.0	$7.3

(5)	Other expense for the year ended December 31, 2019 was primarily due to expense related to the repayment of indebtedness of $16.6 million, foreign currency transaction losses of $1.5 million, non-operating net periodic benefit cost of $1.2 million, and the decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $17.7 million, partially offset by a decrease in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2024 of $23.5 million. During the year ended December 31, 2018, we recorded gain of $111.4 million as a result of a decrease in fair value of our derivative liability and an increase in fair value of our derivative asset for the Convertible Notes due 2024, partially offset by financing losses and financing related foreign currency transaction losses.
(6)	Reflects amortization of certain intangible assets reclassified from depreciation and amortization to rent expense, due to the adoption of ASC 842.
(7)	Merger, acquisition and other costs are excluded as they are non-operating in nature.
(8)	Non-cash expense included in general and administrative: other.

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

Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. For example, Adjusted EBITDA:

●	does not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments;
●	does not reflect changes in, or cash requirements for, our working capital needs;
●	does not reflect the significant interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt;
●	excludes income tax payments that represent a reduction in cash available to us;
●	does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; and
●	does not reflect the impact of divestitures that may be required in connection with recently completed acquisitions.

Segment Information

Our historical results of operations for the years ended December 31, 2019 and December 31, 2018 reflect the results of operations for our two Theatrical Exhibition reportable segments, U.S. markets and International markets.

Results of Operations—For the Year Ended December 31, 2019, Compared to the Year Ended December 31, 2018

Consolidated Results of Operations

Revenues. Total revenues increased 0.2%, or $10.2 million, during the year ended December 31, 2019 compared to the year ended December 31, 2018. Admissions revenues decreased 2.5%, or $83.7 million, during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due a 1.8% decrease in average ticket price and a 0.7% decrease in attendance. The decrease in average ticket price was primarily due to declines in foreign currency translation rates and decreases in the popularity of 3D premium content, partially offset by increases in attendance for PLF and IMAX ® premium content. The decrease in attendance was primarily due to the popularity of films in U.S. markets as compared to the same period a year ago.

Food and beverage revenues increased 2.9%, or $48.1 million, during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to a 3.6% increase in food and beverage revenues per patron, partially offset by the decrease in attendance. Food and beverage revenues per patron increased as a result of strategic price increases, our food and beverage initiatives including theatre renovations, and our Feature Fare menu, partially offset by declines in foreign currency translation rates.

Total other theatre revenues increased 11.3%, or $45.8 million, during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to increases in ticket fees, theatre rentals and income from gift cards and package tickets partially offset by declines in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased 2.7%, or $139.2 million, during the year ended December 31, 2019 compared to the year ended December 31, 2018. Film exhibition costs decreased 0.6%, or $11.1 million, during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 51.5% for the year ended December 31, 2019 and 50.5% for the year ended December 31, 2018.

Food and beverage costs increased 2.9%, or $7.8 million, during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 16.2% for both the year ended December 31, 2019 and the year ended December 31, 2018. Food and beverage gross profit per patron increased 3.6% and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 30.8% for the year ended December 31, 2019 and 30.3% for the year ended December 31, 2018. Rent expense increased 21.3%, or $170.0 million, during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to the adoption of ASC 842 for lease accounting where approximately $83.6 million of principal and interest payments were recorded as rent expense during the year ended December 31, 2019 related to previously classified build-to-suit financing lease obligations, $25.7 million of amortization of certain intangible assets was reclassified from depreciation and amortization to rent expense, and $7.2 million of deferred gain amortization for sale leaseback transactions that previously reduced rent expense in 2018 was eliminated. Additionally, a prior year modification of a theatre lease reduced rent expense by $35.0 million in 2018. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II, Item 8 hereof for the impact of ASC 842.

General and Administrative Expense:

Merger, acquisition and other costs. Merger, acquisition and other costs were $15.5 million during the year ended December 31, 2019 compared to $31.3 million during the year ended December 31, 2018, primarily due to expenses incurred in connection with the Nordic acquisition in the prior year.

Other. Other general and administrative expense decreased $26.3 million during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to a $10.5 million decrease in stock based compensation expense where we determined that achieving the net profit performance thresholds was improbable and reversed previously recorded expense for certain stock awards granted in 2018 and 2019, a reduction in legal expenses of $4.5 million and a $6.3 million decrease in bonus expense due to declines in number of participants and expected performance.

Depreciation and amortization. Depreciation and amortization decreased $87.8 million during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to the adoption of ASC 842 for lease accounting where the financing lease building and related depreciation were eliminated. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II, Item 8 hereof for the impact of ASC 842.

Impairment of long-lived assets.  During the year ended December 31, 2019, we recognized non-cash impairment losses of $76.6 million on 40 theatres in the U.S. markets with 512 screens (in Alabama, Arizona, California, Florida, Iowa, Illinois, Indiana, Kentucky, Louisiana, Michigan, Minnesota, Missouri, Montana, North Carolina, North Dakota, Nebraska, New York, Oklahoma, Pennsylvania, Tennessee, Texas, Virginia, Wisconsin and Wyoming) which were related to property, net, operating lease right-of-use assets, net and other long-term assets and $7.7 million on 14 theatres in the International markets with 148 screens (in Germany, Italy, Spain, and United Kingdom) which were related to property, net and operating lease right-of-use assets, net. During the year ended December 31, 2018, we recognized non-cash impairment losses of $8.1 million on 13 theatres in the U.S. markets with 150 screens (in Alabama, Arkansas, California, Colorado, Georgia, Iowa, Kentucky, Michigan, North Dakota, Ohio, Pennsylvania, Tennessee, and

Wyoming) which were related to property, net and $5.7 million on 15 theatres in the International markets with 118 screens (in Italy, Spain, and United Kingdom) which were related to property, net.

Other Expense (Income):

Other expense (income). Other expense of $13.4 million during the year ended December 31, 2019 is primarily due to $16.6 million of expense related to the repayment of indebtedness (See Note 8—Corporate Borrowings and Finance Lease Obligations in the Notes to the Consolidated Financial Statements under Part II, Item 8 hereof for additional information), $1.5 million of foreign currency transaction losses, $1.2 million of non-operating net periodic benefit cost, the decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $17.7 million, partially offset by a decrease in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2024 of $23.5 million. During the year ended December 31, 2018, other expense (income) included $66.4 million of income related to the decrease in the fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2024 and $45.0 million of income related to the increase in the fair value our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement. See Note 1—The Company and Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Part II, Item 8 hereof for additional information about the components of other expense (income).

Interest expense. Interest expense decreased $1.5 million to $340.8 million for the year ended December 31, 2019 compared to $342.3 million during the year ended December 31, 2018. The decrease is primarily due to the reduction of interest expense of $27.6 million for financing lease obligations as a result of the adoption of ASC 842, partially offset by the issuance of our 2.95% $600.0 million Convertible Notes due 2024 on September 14, 2018 and our Senior Secured Credit Facility Term Loan due 2026. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II, Item 8 hereof for the impact of ASC 842 and See Note 8—Corporate Borrowings and Finance Lease Obligations in the Notes to the Consolidated Financial Statements Part II, Item 8 hereof for additional information about our corporate borrowings.

Equity in earnings of non-consolidated entities. Equity in earnings of non-consolidated entities were $30.6 million for the year ended December 31, 2019 compared to $86.7 million for the year ended December 31, 2018. The earnings for the year ended December 31, 2018 includes equity in earnings of $28.9 million related to the sale of our then remaining interest in NCM, $30.1 million related to the Screenvision merger, and a $2.3 million gain on the sale of NCM, Inc. common shares, partially offset by a $16.0 million of impairment loss on 9,492,820 NCM units and 1,000,000 NCM, Inc. common shares held-for-sale and a $1.1 million loss on the return of 915,150 NCM units as a part of the annual common unit adjustment under the NCM exhibitor service agreement in 2018.

Investment income. Investment income was $16.0 million for the year ended December 31, 2019 compared to $6.2 million for the year ended December 31, 2018. Investment income includes a gain on the sale of our Austria theatres of $12.9 million for the year ended December 31, 2019, partially offset by an impairment loss of an investment of $3.6 million and by a reduction of payments received related to the NCM tax receivable agreement of $1.1 million. Investment income for the year ended December 31, 2018 also includes a $1.5 million gain on the sale of a joint venture managed theatre.

Income tax provision (benefit). The income tax provision (benefit) was $(22.5) million and $13.6 million for the years ended December 31, 2019 and December 31, 2018, respectively, primarily due to the release of $41.5 million of international valuation allowance previously established against deferred tax assets held in Spain during the current year. See Note 10—Income Taxes in the Notes to the Consolidated Financial Statements under Part II, Item 8 hereof for further information.

Net earnings (loss). Net earnings (loss) was ($149.1) million and $110.1 million during the years ended December 31, 2019 and December 31, 2018, respectively. Net loss during the year ended December 31, 2019 compared to net earnings for the year ended December 31, 2018 was negatively impacted by higher rent expense, a reduction in income on our derivative asset and liability of $105.6 million, an increase in impairment charges of $70.5 million, lower attendance and average ticket prices which negatively impacted admissions revenue, higher operating expense, and decreased equity in earnings from non-consolidated entities, offset by increases in food and beverage per patron which positively impacted food and beverage revenues, lower income tax provision due to the release of $41.5 million of valuation allowance in the Spain tax jurisdiction in the current year, other revenues, decreases in depreciation and amortization expense and general and administrative expenses, increased investment income and a decline in foreign currency translation rates.

Theatrical Exhibition–U.S. Markets

Revenues. Total revenues increased 0.2%, or $10.0 million, during the year ended December 31, 2019 compared to the year ended December 31, 2018. Admissions revenues decreased 2.2%, or $53.3 million, during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to a 2.1% decrease in attendance. The decrease in attendance was primarily due to the popularity of films released in U.S. markets as compared to the same period a year ago.

Food and beverage revenues increased 2.0%, or $26.8 million, during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to the increase in food and beverage revenues per patron of 4.2%, partially offset by the decrease in attendance. Food and beverage revenues per patron increased as a result of strategic price increases and our food and beverage initiatives including our Feature Fare menu and theatre renovations.

Total other theatre revenues increased 14.6%, or $36.5 million, during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to increased ticket fee revenues of $28.7 million or 29.2%, increases in income from gift cards and package tickets, theatre rentals and merchandise sales.

Operating costs and expenses. Operating costs and expenses increased 4.2%, or $157.5 million, during the year ended December 31, 2019 compared to the year ended December 31, 2018. Film exhibition costs decreased 0.9%, or $11.6 million, during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 54.9% and 54.2% for the years ended December 31, 2019 and December 31, 2018, respectively.

Food and beverage costs increased 1.9%, or $3.6 million, during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily as the result of increases in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 14.4% for both the year ended December 31, 2019 and for the year ended December 31, 2018. Food and beverage gross profit per patron increased 4.2% and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 30.2% for the year ended December 31, 2019 and 29.0% during the year ended December 31, 2018. Rent expense increased 21.2%, or $123.8 million, during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to the prior year modification of a theatre lease which reduced rent by $35.0 million in 2018 and by the adoption of ASC 842 for lease accounting where approximately $44.0 million of principal and interest payments were recorded as rent expense during the year ended December 31, 2019 related to previously classified build-to-suit financing lease obligations, $7.2 million of deferred gain amortization for sale leaseback transactions that previously reduced rent expense in 2018 was eliminated and $18.3 million of amortization of certain intangible assets was reclassified from depreciation and amortization to rent expense. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II, Item 8 hereof for the impact of ASC 842.

General and Administrative Expense:

Merger, acquisition and other costs. Merger, acquisition and other costs were $6.5 million during the year ended December 31, 2019 compared to $16.8 million during the year ended December 31, 2018, primarily due to expenses incurred in connection with the Nordic acquisition in the prior year.

Other. Other general and administrative expense decreased $26.2 million during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to a $9.5 million decrease in stock based compensation expense where we determined that achieving the net profit performance thresholds was improbable and reversed previously recorded expense for certain stock awards granted in 2018 and 2019, a reduction in legal expenses of $4.5 million and a $6.3 million decrease in bonus expense due to declines in number of participants and expected performance.

Depreciation and amortization. Depreciation and amortization decreased $43.6 million during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to the adoption of ASC 842 for lease accounting where the financing lease buildings and related depreciation were eliminated. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II, Item 8 hereof for the impact of ASC 842.

Impairment of long-lived assets.  During the year ended December 31, 2019, we recognized non-cash impairment losses of $76.6 million on 40 theatres in the U.S. markets with 512 screens (in Alabama, Arizona, California, Florida, Iowa, Illinois, Indiana, Kentucky, Louisiana, Michigan, Minnesota, Missouri, Montana, North Carolina, North Dakota, Nebraska, New York, Oklahoma, Pennsylvania, Tennessee, Texas, Virginia, Wisconsin and Wyoming) which were related to property, net, operating lease right-of-use assets, net and other long-term assets. During the year ended December 31, 2018, we recognized non-cash impairment losses of $8.1 million on 13 theatres in the U.S. markets with 150 screens (in Alabama, Arkansas, California, Colorado, Georgia, Iowa, Kentucky, Michigan, North Dakota, Ohio, Pennsylvania, Tennessee, and Wyoming) which were related to property, net.

Other Expense (Income):

Other expense (income). Other expense of $13.3 million during the year ended December 31, 2019 is primarily due to $16.6 million of expense related to the repayment of indebtedness (See Note 8—Corporate Borrowings and Finance Lease Obligations in the Notes to the Consolidated Financial Statements under Part II, Item 8 hereof for additional information), $0.9 million of foreign currency transaction losses and $1.2 million of non-operating net periodic benefit cost, the decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $17.7 million, partially offset by a decrease in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2024 of $23.5 million. During the year ended December 31, 2018, other expense (income) included $66.4 million of income related to the decrease in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2024 and $45.0 million of income related to increase in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement. See Note 1—The Company and Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Part II, Item 8 hereof for additional information about the components of other expense (income).

Interest expense. Interest expense increased $17.5 million to $332.6 million for the year ended December 31, 2019 compared to $315.1 million for the year ended December 31, 2018 primarily due to the interest expense related to our 2.95% $600.0 million Convertible Notes due 2024 issued on September 14, 2018 and our Senior Secured Credit Facility Term Loan due 2026 (see Note 8—Corporate Borrowings and Finance Lease Obligations in the Notes to the Consolidated Financial Statements under Part II, Item 8 hereof for additional information), partially offset by the reduction of interest expense of $13.2 million for financing lease obligations as a result of the adoption of ASC 842. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II, Item 8 hereof for the impact of ASC 842.

Equity in earnings of non-consolidated entities. Equity in earnings of non-consolidated entities were $29.1 million for the year ended December 31, 2019 compared to $81.5 million for the year ended December 31, 2018. Equity in earnings for the year ended December 31, 2018 includes equity in earnings of $28.9 million related to the sale of our then-remaining interest in NCM, $30.1 million related to the Screenvision merger and a $2.3 million gain on the sale of NCM, Inc. common shares, partially offset by a $16.0 million impairment loss on 9,492,820 NCM units and 1,000,000 NCM, Inc. common shares held-for-sale and a $1.1 million loss on the return of 915,150 NCM units as a part of the annual common unit adjustment under the NCM exhibitor service agreement in 2018.

Investment income. Investment income was $3.0 million for the year ended December 31, 2019, compared to $6.2 million for the year ended December 31, 2018. Investment income includes a loss on impairment of an investment of $3.6 million, offset by payments received related to the NCM tax receivable agreement of $4.3 million and $5.4 million for the years ended December 31, 2019 and December 31, 2018, respectively. Investment income for the year ended December 31, 2018 also includes a $1.5 million gain on the sale of a joint venture managed theatre.

Income tax provision. The income tax provision was $11.9 million and $16.1 million for the years ended December 31, 2019 and December 31, 2018, respectively. See Note 10—Income Taxes in the Notes to the Consolidated Financial Statements under Part II, Item 8 hereof for further information.

Net earnings (loss). Net earnings (loss) was ($241.4) million and $97.0 million during the years ended December 31, 2019 and December 31, 2018, respectively. Net loss during the year ended December 31, 2019 compared to the year ended December 31, 2018 was negatively impacted by higher rent expense, a reduction in income on our derivative asset and liability of $105.6 million, an increase in impairment charges of $68.5 million, lower attendance which negatively impacted admissions revenue, higher operating expense, decreased equity in earnings from non-consolidated entities, offset by increases in food and beverage per patron which positively impacted food and beverage revenues, other revenues, decreases in depreciation and amortization expense, general and administrative expenses, increased investment income and lower income tax provision.

Theatrical Exhibition - International Markets

Revenues. Total revenues increased $0.2 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. Admissions revenues decreased 3.2%, or $30.4 million, during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to a decline in average ticket price of 5.9%, partially offset by an increase in attendance of 2.8%. The decrease in average ticket price was primarily due to decreases in foreign currency translation rates. The increase in attendance was primarily due to the popularity of films released in the period as compared to the same period a year ago.

Food and beverage revenues increased 6.1%, or $21.3 million, during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to the overall increase in food and beverage per patron of 3.5%, including declines in foreign currency translation rates, and the increase in attendance.

Total other theatre revenues increased $9.3 million during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to increases in ticket fees, screen advertising, theatre rentals and income from gift cards and package tickets, partially offset by a decline in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses decreased 1.3%, or $18.3 million, during the year ended December 31, 2019 compared to the year ended December 31, 2018. Film exhibition costs increased $0.5 million during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to an increase in film terms. As a percentage of admissions revenues, film exhibition costs were 42.4% for the year ended December 31, 2019 and 41.0% for the year ended December 31, 2018.

Food and beverage costs increased $4.2 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 22.8% for the year ended December 31, 2019 and 23.0% for the year ended December 31, 2018. Food and beverage gross profit per patron increased 3.5% and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 32.5% for the year ended December 31, 2019 and 34.0% during the year ended December 31, 2018. Rent expense increased $46.2 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the adoption of ASC 842 for lease accounting where approximately $39.6 million of prior year principal and interest payments were recorded as rent expense during the year ended December 31, 2019 related to build-to-suit financing lease obligations and $7.4 million of amortization of certain intangible assets was reclassified from depreciation and amortization to rent expense, offset by a decline in foreign currency translation rates. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II, Item 8 hereof for the impact of ASC 842.

General and Administrative Expense:

Merger, acquisition and other costs. Merger, acquisition and other costs decreased $5.5 million during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to expenses incurred in connection with the Nordic acquisition in the prior year.

Other. Other general and administrative expense decreased $0.1 million during the year ended December 31, 2019, compared to the year ended December 31, 2018.

Depreciation and amortization. Depreciation and amortization decreased $44.2 million during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to the adoption of ASC 842 for lease accounting where the financing lease buildings and depreciation were eliminated and a decline in foreign currency translation rates. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II, Item 8 hereof for the impact of ASC 842.

Impairment of long-lived assets. During the year ended December 31, 2019, we recognized non-cash impairment losses of $7.7 million on 14 theatres in the International markets with 148 screens (in Germany, Italy, Spain, and United Kingdom) which were related to property, net and operating lease right-of-use assets, net. During the year ended December 31, 2018, we recognized non-cash impairment losses of $5.7 million on 15 theatres in the International markets with 118 screens (in Italy, Spain, and United Kingdom) which were related to property, net.

Other Expense (Income):

Other expense (income). Other expense was $0.1 million during the year ended December 31, 2019 compared to $0.6 million for the year ended December 31, 2019. See Note 1—The Company and Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Part II, Item 8 hereof for additional information about the components of other expense (income).

Interest expense. Interest expense decreased $19.0 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to the reduction of interest expense of $14.4 million for financing lease obligations as a result of the adoption of ASC 842 for lease accounting and a decline in foreign currency translation rates. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II, Item 8 hereof for the impact of ASC 842.

Equity in earnings of non-consolidated entities. Equity in earnings of non-consolidated entities were $1.5 million for the year ended December 31, 2019 compared to $5.2 million for the year ended December 31, 2018.

Investment income. Investment income increased $13.0 million primarily due to the gain on the sale of our Austria theatres.

Income tax benefit. The income tax benefit was $34.4 million and $2.5 million for the years ended December 31, 2019 and December 31, 2018, respectively, primarily due to the release of $41.5 million of international valuation allowance previously established against deferred tax asset held in Spain during the current year. See Note 10—Income Taxes in the Notes to the Consolidated Financial Statements in Part II, Item 8 hereof for further information.

 Net earnings. Net earnings increased $79.2 million during the year ended December 31, 2019 as a result of increased income tax benefit due to the release of valuation allowance in the Spanish tax jurisdiction, higher attendance and food and beverage per patron, increased investment income, lower depreciation and amortization, reduced operating expenses, lower merger, acquisition and other costs and lower interest expense, offset by a decline in foreign currency translation rates and higher rent expense.

Results of Operations—For the Year Ended December 31, 2018, Compared to the Year Ended December 31, 2017

For a comparison of our results of operations for the year ended December 31, 2018, compared to the year ended December 31, 2017, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 1, 2019, which is incorporated herein by reference.

Liquidity and Capital Resources—For the Year Ended December 31, 2019, Compared to the Year Ended December 31, 2018

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

We had working capital deficits (excluding restricted cash) as of December 31, 2019 and December 31, 2018 of $1,270.6 million and $557.5 million, respectively. As of December 31, 2019 and December 31, 2018, working capital included $585.8 million and $0, respectively of operating lease liabilities and $449.2 million and $414.8 million, respectively of deferred revenues. We have the ability to borrow under our Senior Secured Credit Facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments). As of December 31, 2019, we had $215.0 million available for borrowing, net of letters of credit, under our Revolving Credit Facility. We also maintain a £100.0 million ($131.2 million based on the foreign currency translation rate of 1.312 on December 31, 2019) revolving credit facility at our Odeon subsidiary. As of December 31, 2019, we had issued £10.8 million ($14.2 million) standby letters of credit in the ordinary course of business, leaving £89.2 million ($117.0 million) available for borrowing (subject to limitations on the incurrence of indebtedness in our various debt instruments). Reference is made to Note 8—Corporate Borrowings and Finance Lease Obligations in the Notes to Consolidated Financial Statements under Part II, Item 8, hereof for further information about our outstanding indebtedness.

We believe that cash generated from operations, existing cash and cash equivalents, availability under our Revolving Credit Facility and Odeon’s revolving credit facility agreement will be sufficient to fund operations, planned capital expenditures, and dividends and repurchases of our common stock and outstanding debt currently and for at least the next 12 months and enable us to maintain compliance with all financial debt covenants.

Each indenture relating to our notes (Convertible Notes due 2024, Sterling Notes due 2024, Notes due 2025, Notes due 2026, and Notes due 2027) allows us to incur specified permitted indebtedness (as defined therein) without restriction. Each indenture also allows us to incur any amount of additional debt as long as we can satisfy the coverage ratio of each indenture, after giving effect to the indebtedness on a pro forma basis. Under the indentures for the Convertible Notes due 2024, Sterling Notes due 2024, Notes due 2025, Notes due 2026 and Notes due 2027, at December 31, 2019, AMC could borrow approximately $332.0 million discussed above, available under our Revolving Credit Facility and Odeon’s revolving credit facility. If we cannot satisfy the coverage ratios of the indentures, generally we can borrow an additional amount under our Senior Secured Credit Facility.

As of December 31, 2019, we were in compliance with all financial debt covenants.

See Note 8—Corporate Borrowings and Finance Lease Obligations to our Consolidated Financial Statements in Part II Item 8 of hereof for further information on the agreements governing our indebtedness.

Cash Flows from Operating Activities

Cash flows provided by operating activities, as reflected in the consolidated statements of cash flows, were $579.0 million and $523.2 million during the years ended December 31, 2019 and December 31, 2018, respectively. The increase in cash flows provided by operating activities was primarily due to increases in accounts payable, partially offset by decreased attendance levels and average ticket prices which drove lower operating results and the adoption of ASC 842, which reclassified approximately $56.0 million of principal payments under build-to-suit finance lease obligations from net cash used in financing activities to net cash used in operating activities during calendar 2019.

Cash Flows from Investing Activities

Cash used in investing activities, as reflected in the consolidated statements of cash flows, were $516.1 million and $317.2 million during the years ended December 31, 2019 and December 31, 2018, respectively. Cash outflows from investing activities for capital expenditures during the years ended December 31, 2019 and December 31, 2018 were $518.1 million and $576.3 million, respectively. Our capital expenditures primarily consisted of strategic growth initiatives and remodels, maintaining our theatre circuit, and technology upgrades. During the year ended December 31, 2019, cash flows used in investing activities included cash outflows of $11.8 million for the acquisition of assets related to 4 theatres in the U.S. markets, partially offset by proceeds from the disposition of long-term assets of $23.2 million, primarily from the sale of theatres located in Austria of $15.3 million. During the year ended December 31, 2018, cash inflows from investing activities included the proceeds from the disposition of NCM units of $162.5 million, proceeds from sale leaseback transactions of $50.1 million, and proceeds from the Screenvision merger of $45.8 million. In addition, we received proceeds from the disposition of long-term assets of $14.2 million during the year ended December 31, 2018, primarily from the sale of a theatre partnership of $4.1 million and proceeds from the disposition of two theatres of $7.9 million. We expect that our cash outflows for capital expenditures, net of landlord contributions, will be approximately $275.0 million to $300.0 million for calendar 2020.

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

Cash Flows from Financing Activities

Cash flows used in financing activities, as reflected in the consolidated statements of cash flows, were $112.9 million and $194.8 million, during the years ended December 31, 2019 and December 31, 2018, respectively.

We and our subsidiaries may from time to time seek to retire or repurchase our outstanding debt through cash purchases, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such repurchases, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Senior Secured Credit Facility Term Loan due 2026. On April 22, 2019, we entered into the Sixth Amendment to Credit Agreement amending the Credit Agreement dated April 30, 2013. After giving effect to the Sixth Amendment, the Credit Agreement provides for senior secured financing of $2,225.0 million in aggregate, consisting of (1) $2,000.0 million in aggregate principal amount of senior secured tranche B loans maturing April 22, 2026 (the “Term Loan Facility”) and (2) a $225.0 million senior secured revolving credit facility (which includes borrowing capacity available for letters of credit) maturing April 22, 2024 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”). The loans were used for the repayment of the Term Loan due 2022 of $849.8 million, repayment of the Term Loan due 2023 of $488.7 million, the redemption of the 5.875% Senior Subordinated Notes due 2022 of $375.0 million, and the redemption of the 6.0% Senior Secured Notes due 2023 of $230.0 million. Call premiums paid related to the repayment of the 6.0% Senior Secured Notes due 2023 and the 5.875% Senior Subordinated Notes due 2022 were $15.9 million and debt financing costs paid were $11.7 million.

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the prime rate of Citi and (c) LIBOR determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) an applicable margin plus LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs.

As of December 31, 2019, we had $215.0 million available for borrowing, net of letters of credit, under our Revolving Credit Facility and £89.2 million ($117.0 million) available for borrowing under our Odeon Revolving Credit Facility.

Finance Lease Obligations. Principal payments under finance lease obligations declined to $10.9 million for the year ended December 31, 2019 due primarily to the adoption of ASC 842 where principal payments of $56.0 million for build-to-suit finance lease obligations were reclassified as operating leases and the related cash flows were also classified as operating activities. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II, Item 8, for the impact of ASC 842.

Stock Repurchase. During the year ended December 31, 2018, we repurchased 500,000 shares of our Class A common stock under our share repurchase program for a total consideration of $8.3 million. We paid $13.5 million for treasury stock purchased at the end of 2017 and settled during January 2018. During the year ended December 31, 2017, we repurchased 3,232,625 shares of our Class A common stock under our share repurchase program for a total consideration of $47.5 million. This program expired on August 2, 2019.

Tax Payments. We made tax payments for restricted stock units withholdings of $1.3 million and $1.7 million during the years ended December 31, 2019 and December 31, 2018, respectively.

Convertible Notes due 2024. On September 14, 2018, we issued $600.0 million aggregate principal amount of our 2.95% Senior Unsecured Convertible Notes due 2024. We capitalized deferred financing costs of approximately $13.6 million, related to the issuance of the Convertible Notes due 2024. The Convertible Notes due 2024 mature on September 15, 2024, unless earlier converted, repurchased or redeemed. We pay interest on the Convertible Notes due 2024 at 2.95% per annum, semi-annually in arrears on March 15th and September 15th. We used the net proceeds from the Notes due 2024 to repurchase and retire 24,057,143 shares of Class B common stock from Wanda and to pay a special dividend.

Wanda Class B Common Shares Repurchase. On September 14, 2018, we used the net proceeds from the Convertible Notes due 2024 private offering to repurchase and retire 24,057,143 shares of Class B common stock held by Wanda for $423.6 million and to pay a special dividend on September 28, 2018 to shareholders of record on September 25, 2018 of $1.55 per share, or approximately $160.5 million.

See Note 8—Corporate Borrowings and Finance Lease Obligations in the Notes to Consolidated Financial Statements under Part II, Item 8 hereof for further information.

Dividends

The following is a summary of dividends and dividend equivalents declared to stockholders:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
October 24, 2019	December 2, 2019	December 16, 2019	$0.20	$21.0
August 2, 2019	September 9, 2019	September 23, 2019	0.20	21.3
May 3, 2019	June 10, 2019	June 24, 2019	0.20	21.3
February 15, 2019	March 11, 2019	March 25, 2019	0.20	21.3
November 1, 2018	December 10, 2018	December 26, 2018	0.20	21.2
September 14, 2018	September 25, 2018	September 28, 2018	1.55	162.9
July 24, 2018	September 10, 2018	September 24, 2018	0.20	25.8
May 3, 2018	June 11, 2018	June 25, 2018	0.20	26.0
February 28, 2018	March 12, 2018	March 26, 2018	0.20	26.0

On February 26, 2020, we declared a cash dividend in the amount of $0.03 per share on Class A and Class B common stock, payable on March 23, 2020 to stockholders of record on March 9, 2020. The dividend decrease of $0.17 per share compared to our previous historical declarations of $0.20 per share reduces the total dividend payout for the quarter by approximately $18.0 million, providing capital that can be deployed towards share buybacks and deleveraging.

During the years ended December 31, 2019 and December 31, 2018, we paid dividends and dividend equivalents of $84.1 million and $258.1 million, respectively. As of December 31, 2019, we accrued $2.3 million for the remaining unpaid dividends.

On September 14, 2018, we declared a special dividend which was paid on September 28, 2018 to shareholders of record on September 25, 2018 of $1.55 per share, or approximately $160.5 million.

Liquidity and Capital Resources—For the Year Ended December 31, 2018, Compared to the Year Ended December 31, 2017

For a comparison of our liquidity and capital resources for the year ended December 31, 2018, compared to the year ended December 31, 2017, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 1, 2019, which is incorporated herein by reference.

Commitments and Contingencies

Minimum annual cash payments required under existing financing lease obligations, maturities of corporate borrowings, future minimum rental payments under existing operating leases, committed capital expenditures, investments and betterments, including furniture, fixtures, equipment and leasehold betterments and ADA related betterments and pension funding that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2019 are as follows:

	Minimum	Principal	Interest	Minimum
	Financing	Amount of	Payments on	Operating	Capital
(In millions)	Lease	Corporate	Corporate	Lease	Related	Pension	Total
Calendar Year	Payments(1)	Borrowings(2)	Borrowings(3)	Payments(1)	Betterments(4)	Funding(5)	Commitments
2020	$16.4	$20.0	$261.5	$952.5	$114.4	$5.1	$1,369.9
2021	15.4	20.0	260.4	899.1	—	—	1,194.9
2022	14.9	20.0	259.4	836.1	—	—	1,130.4
2023	11.8	20.0	258.3	743.6	—	—	1,033.7
2024	10.6	1,275.8	246.9	667.2	—	—	2,200.5
Thereafter	80.5	3,555.0	279.0	3,738.4	—	—	7,652.9
Total	$149.6	$4,910.8	$1,565.5	$7,836.9	$114.4	$5.1	$14,582.3
(1)	Represents cash requirements for lease payments. Total amount does not equal carrying amount due to imputed interest.
(2)	Represents cash requirements for the payment of principal on corporate borrowings. Total amount does not equal carrying amount due to unamortized discounts, premiums and deferred charges.
(3)	Interest expense on our Senior Secured Credit Facility Term Loans due 2026 was estimated at 5.23% based on the interest rate in effect as of December 31, 2019.
(4)	Includes committed capital expenditures, investments, and betterments to our circuit. Does not include planned, but non-committed capital expenditures.
(5)	We fund our U.S. pension plans such that the plans are in compliance with Employee Retirement Income Security Act (“ERISA”) and the plans are not considered “at risk” as defined by ERISA guidelines. The U.S. plans have been frozen effective December 31, 2006.

As of December 31, 2019, our recorded obligation for unrecognized tax benefits is $31.0 million. There are currently unrecognized tax benefits which we anticipate will be resolved in the next 12 months; however, we are unable at this time to estimate what the impact on our effective tax rate will be. See Note 10—Income Taxes in the Notes to Consolidated Financial Statements under Part II, Item 8 hereof for further information.

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

New Accounting Pronouncements

See Note 1—The Company and Significant Accounting Policies in Notes to the Consolidated Financial Statements under Part II, Item 8 hereof for information regarding recently issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, our financial results are exposed to fluctuations in interest rates and foreign currency exchange rates. In accordance with applicable guidance, we presented a sensitivity analysis showing the potential impact to net income of changes in interest rates and foreign currency exchange rates. For the year ended December 31, 2019, our analysis utilized a hypothetical 100 basis-point increase or decrease to the average interest rate on our variable rate debt instruments to illustrate the potential impact to interest expense of changes in interest rates. For the year ended December 31, 2019, our analysis utilized a hypothetical 100 basis-point increase or decrease to market interest rates on our fixed rate debt instruments to illustrate the potential impact to fair value of changes in interest rates.

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

Market risk on variable-rate financial instruments. At December 31, 2019, we maintained a Senior Secured Credit Facility comprised of a $225.0 million revolving credit facility and $2,000.0 million of Term Loans due 2026. The Senior Secured Credit Facility provides for borrowings at a rate per annum equal to, at our option, either (i) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, or (b) the prime rate of Citi or (ii) the LIBOR +3.0%. The rate in effect at December 31, 2019 for the outstanding Term Loans due 2026 was 5.23% per annum. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At December 31, 2019, we had no variable-rate borrowings outstanding under our revolving credit facility and had an aggregate principal balance of $1,985.0 million outstanding under the Term Loans due 2026. A 100-basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $19.8 million during the year ended December 31, 2019.

Market risk on fixed-rate financial instruments. Included in long-term corporate borrowings at December 31, 2019 were principal amounts of $600.0 million of our Convertible Notes due 2024, $600.0 million of our Notes due 2025, $595.0 million of our Notes due 2026, $475.0 million of our Notes due 2027, and £500.0 million ($655.8 million) of our Sterling Notes due 2024. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $131.1 million and $(123.7) million, respectively.

Foreign Currency Exchange Rate Risk. We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our ownership of Odeon and Nordic. Odeon’s revenues and operating expenses are transacted in British Pounds and Euros, and Nordic’s revenues and operating expenses are transacted primarily in Swedish Krona and Euros. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If Odeon and Nordic operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for Odeon and Nordic. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our ownership in Odeon and Nordic as of December 31, 2019, holding everything else constant, a hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net income of changes in foreign exchange rates would decrease the aggregate net earnings of our international theatres for the year ended December 31, 2019 by approximately $9.2 million.

Our foreign currency translation rates decreased by approximately 5.2% for the year ended December 31, 2019 compared to the year ended December 31, 2018, which did not significantly impact our consolidated net loss for the year ended December 31, 2019.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AMC Entertainment Holdings, Inc.

TO THE STOCKHOLDERS OF AMC ENTERTAINMENT HOLDINGS, INC.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) of the Exchange Act. With management’s participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of December 31, 2019, based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report that follows this report.

/s/ Adam M. Aron
Chief Executive Officer, Director and President

/s/ Craig R. Ramsey
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AMC Entertainment Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited AMC Entertainment Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2020 expressed an unqualified opinion on those consolidated financial statements.

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
February 27, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AMC Entertainment Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AMC Entertainment Holdings, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Accounting Principles

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company has changed its method of accounting for the recognition of revenue and certain costs as of January 1, 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

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

Kansas City, Missouri
February 27, 2020

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(In millions, except share and per share amounts)	December 31, 2019	December 31, 2018	December 31, 2017

Revenues
Admissions	$3,301.3	$3,385.0	$3,229.5
Food and beverage	1,719.6	1,671.5	1,548.4
Other theatre	450.1	404.3	301.3
Total revenues	5,471.0	5,460.8	5,079.2
Operating costs and expenses
Film exhibition costs	1,699.1	1,710.2	1,604.3
Food and beverage costs	278.7	270.9	252.1
Operating expense, excluding depreciation and amortization below	1,686.6	1,654.7	1,548.0
Rent	967.8	797.8	794.4
General and administrative:
Merger, acquisition and other costs	15.5	31.3	63.0
Other, excluding depreciation and amortization below	153.0	179.3	133.2
Depreciation and amortization	450.0	537.8	538.6
Impairment of long-lived assets	84.3	13.8	43.6
Operating costs and expenses	5,335.0	5,195.8	4,977.2
Operating income	136.0	265.0	102.0
Other expense (income):
Other expense (income)	13.4	(108.1)	(1.5)
Interest expense:
Corporate borrowings	292.8	262.3	231.6
Capital and financing lease obligations	7.6	38.5	42.4
Non-cash NCM exhibitor services agreement	40.4	41.5	—
Equity in (earnings) loss of non-consolidated entities	(30.6)	(86.7)	185.2
Investment income	(16.0)	(6.2)	(22.6)
Total other expense, net	307.6	141.3	435.1
Earnings (loss) before income taxes	(171.6)	123.7	(333.1)
Income tax provision (benefit)	(22.5)	13.6	154.1
Net earnings (loss)	$(149.1)	$110.1	$(487.2)
Earnings (loss) per share:
Basic	$(1.44)	$0.91	$(3.80)
Diluted	$(1.44)	$0.41	$(3.80)
Average shares outstanding:
Basic (in thousands)	103,832	120,621	128,246
Diluted (in thousands)	103,832	130,105	128,246

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended
(In millions)	December 31, 2019	December 31, 2018	December 31, 2017
Net earnings (loss)	$(149.1)	$110.1	$(487.2)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment, net of tax	(16.5)	(127.7)	131.7
Realized loss on foreign currency transactions reclassified into other expense, net of tax	0.5	1.0	—
Pension and other benefit adjustments:
Net gain (loss) arising during the period, net of tax	(15.5)	4.2	(3.0)
Marketable securities:
Unrealized net holding gain arising during the period, net of tax	—	—	0.7
Realized net gain reclassified into investment income, net of tax	—	—	(0.4)
Equity method investee's cash flow hedge:
Unrealized net holding gain (loss) arising during the period, net of tax	(0.1)	0.2	—
Realized net gain reclassified into equity in earnings of non-consolidated entities, net of tax	—	(2.2)	(0.9)
Other comprehensive income (loss):	(31.6)	(124.5)	128.1
Total comprehensive loss	$(180.7)	$(14.4)	$(359.1)

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$265.0	$313.3
Restricted cash	10.5	10.7
Receivables, net	254.2	259.5
Other current assets	143.4	197.8
Total current assets	673.1	781.3
Property, net	2,649.2	3,039.6
Operating lease right-of-use assets, net	4,796.0	—
Intangible assets, net	195.3	352.1
Goodwill	4,789.1	4,788.7
Deferred tax asset, net	70.1	28.6
Other long-term assets	503.0	505.5
Total assets	$13,675.8	$9,495.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$543.3	$452.6
Accrued expenses and other liabilities	324.6	378.5
Deferred revenues and income	449.2	414.8
Current maturities of corporate borrowings	20.0	15.2
Current maturities of finance lease liabilities	10.3	—
Current maturities of operating lease liabilities	585.8	—
Current maturities of capital and financing lease obligations	—	67.0
Total current liabilities	1,933.2	1,328.1
Corporate borrowings	4,733.4	4,707.8
Finance lease liabilities	89.6	493.2
Operating lease liabilities	4,913.8	—
Exhibitor services agreement	549.7	564.0
Deferred tax liability, net	46.0	41.6
Other long-term liabilities	195.9	963.1
Total liabilities	12,461.6	8,097.8
Commitments and contingencies
Class A common stock (temporary equity) ($.01 par value, 0 shares issued; 0 shares outstanding as of December 31, 2019 and 75,712 shares issued; 38,943 shares outstanding as of December 31, 2018)	—	0.4
Stockholders’ equity:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 55,812,702 shares issued and 52,080,077 outstanding as of December 31, 2019; 55,401,325 shares issued and 51,705,469 outstanding as of December 31, 2018)	0.5	0.5
Class B common stock ($.01 par value, 51,769,784 shares authorized, issued and outstanding as of December 31, 2019 and December 31, 2018)	0.5	0.5
Additional paid-in capital	2,001.9	1,998.4
Treasury stock (3,732,625 shares as of December 31, 2019 and December 31, 2018, at cost)	(56.4)	(56.4)
Accumulated other comprehensive income (loss)	(26.1)	5.5
Accumulated deficit	(706.2)	(550.9)
Total stockholders’ equity	1,214.2	1,397.6
Total liabilities and stockholders’ equity	$13,675.8	$9,495.8

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2019	2018	2017
Cash flows from operating activities:
Net earnings (loss)	$(149.1)	$110.1	$(487.2)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	450.0	537.8	538.6
Loss on NCM charged to merger, acquisition and transaction costs	—	—	22.6
Loss on extinguishment of debt	16.6	—	0.5
Deferred income taxes	(33.7)	(6.4)	157.8
Impairment of long-lived assets	84.3	13.8	43.6
Amortization of net discount (premium) on corporate borrowings	11.3	0.2	(2.7)
Amortization of deferred charges to interest expense	15.8	16.0	12.7
Non-cash portion of stock-based compensation	4.4	14.9	5.7
Gain on dispositions	(17.4)	(3.2)	(2.5)
Gain on disposition of NCM	—	(30.6)	22.6
Gain on sale of Open Road	—	—	(17.2)
Gain on derivative asset and derivative liability	(5.8)	(111.4)	—
Repayment of Nordic interest rate swaps	—	—	(2.6)
Equity in (earnings) loss from non-consolidated entities, net of distributions	2.7	(40.0)	(3.9)
NCM held-for-sale impairment loss	—	16.0	208.0
Landlord contributions	106.5	127.6	133.3
Non-cash rent - purchase accounting	25.7	—	—
Deferred rent	(62.3)	(101.6)	(52.9)
Net periodic benefit cost	1.7	1.1	0.6
Change in assets and liabilities, excluding acquisitions:
Receivables	0.7	(0.2)	(36.6)
Other assets	30.9	(0.4)	(4.8)
Accounts payable	104.8	(85.6)	34.7
Accrued expenses and other liabilities	(0.6)	68.5	(21.4)
Other, net	(7.5)	(3.4)	(11.5)
Net cash provided by operating activities	579.0	523.2	537.4
Cash flows from investing activities:
Capital expenditures	(518.1)	(576.3)	(626.8)
Acquisition of Nordic Cinemas Group, net of cash and restricted cash acquired	—	—	(577.6)
Proceeds from sale leaseback transactions	—	50.1	136.2
Proceeds from disposition of NCM	—	162.5	89.0
Proceeds from Screenvision merger	—	45.8	—
Proceeds from disposition of Open Road	—	—	9.2
Acquisition of theatre assets	(11.8)	—	—
Proceeds from disposition of long-term assets	23.2	14.2	24.1
Investments in non-consolidated entities, net	(9.7)	(11.4)	(11.1)
Other, net	0.3	(2.1)	(2.3)
Net cash used in investing activities	(516.1)	(317.2)	(959.3)
Cash flows from financing activities:
Proceeds from issuance of Term Loan due 2026	1,990.0	—	—
Payment of principal Senior Secured Notes due 2023	(230.0)	—	—
Payment of principal Senior Subordinated Notes due 2022	(375.0)	—	—
Call premiums paid for Senior Secured Notes due 2023 and Senior Subordinated Notes due 2022	(15.9)	—	—
Principal payment of Term Loans due 2022 and 2023	(1,338.5)	—	—

Proceeds from issuance of Senior Unsecured Convertible Notes due 2024	—	600.0	—
Proceeds from issuance of Senior Subordinated Sterling Notes due 2024	—	—	327.8
Proceeds from issuance of Senior Subordinated Notes due 2027	—	—	475.0
Payment of Nordic SEK Term Loan	—	—	(144.4)
Payment of Nordic EUR Term Loan	—	—	(169.5)
Net proceeds from equity offering	—	—	616.8
Borrowings (repayments) under revolving credit facilities	(12.0)	12.1	—
Principal payment of Bridge Loan due 2017	—	—	(350.0)
Scheduled principal payments under Term Loans	(21.9)	(13.8)	(12.6)
Principal payments under capital and financing lease obligations	(10.9)	(71.0)	(70.7)
Principal payments under promissory note	(1.4)	(1.4)	(1.4)
Cash used to pay for deferred financing costs	(11.9)	(15.5)	(33.6)
Cash used to pay dividends	(84.1)	(258.1)	(104.6)
Taxes paid for restricted unit withholdings	(1.3)	(1.7)	(6.5)
Retirement of Class B common stock	—	(423.6)	—
Purchase of treasury stock	—	(21.8)	(34.0)
Net cash provided by (used in) financing activities	(112.9)	(194.8)	492.3
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1.5	(5.5)	17.7
Net increase (decrease) in cash and cash equivalents and restricted cash	(48.5)	5.7	88.1
Cash and cash equivalents and restricted cash at beginning of period	324.0	318.3	230.2
Cash and cash equivalents and restricted cash at end of period	$275.5	$324.0	$318.3
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (including amounts capitalized of $1.0 million, $0.5 million and $0.3 million)	$284.5	$278.3	$226.7
Income taxes (received) paid, net	$(1.7)	$19.5	10.9
Schedule of non-cash activities:
Investment in NCM (See Note 6—Investments)	$—	$(6.3)	$235.2
Construction payables at period end	$97.0	$100.8	$82.7
Accrued treasury stock payable at period end	$—	$—	$13.5

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Class A Voting		Class B Voting		Additional		Other	Accumulated	Total
	Common Stock		Common Stock		Paid-in	Treasury	Comprehensive	Earnings	Stockholders’
(In millions, except share and per share data)	Shares	Amount	Shares	Amount	Capital	Stock	Income (Loss)	(Deficit)	Equity
Balance December 31, 2016	34,236,561	$0.3	75,826,927	$0.8	$1,627.3	$(0.7)	$(2.5)	$384.4	$2,009.6
Net loss	—	—	—	—	—	—	—	(487.2)	(487.2)
Other comprehensive income	—	—	—	—	—	—	128.1	—	128.1
Dividends declared
Class A common stock, $0.20/share	—	—	—	—	—	—	—	(44.4)	(44.4)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	(60.7)	(60.7)
Additional offering	20,330,874	0.2	—	—	616.6	—	—	—	616.8
RSUs surrendered to pay for payroll taxes	—	—	—	—	(6.5)	—	—	—	(6.5)
Stock-based compensation	415,528	—	—	—	3.9	—	—	—	3.9
Share repurchases	—	—	—	—	—	(47.5)	—	—	(47.5)
Reclassification from temporary equity	27,197	—	—	—	0.3	—	—	—	0.3
Balance December 31, 2017	55,010,160	$0.5	75,826,927	$0.8	$2,241.6	$(48.2)	$125.6	$(207.9)	$2,112.4
Cumulative effect adjustments for the adoption of new accounting principles (AS 606, ASU 2016-01 and ASU 2018-02)	—	—	—	—	—	—	4.4	(36.2)	(31.8)
Net earnings	—	—	—	—	—	—	—	110.1	110.1
Other comprehensive loss	—	—	—	—	—	—	(124.5)	—	(124.5)
Dividends declared:
Class A common stock, $0.20/share	—	—	—	—	—	—	—	(42.9)	(42.9)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	(55.9)	(55.9)
Reversed dividend accrual for nonvested PSU's	—	—	—	—	—	—	—	0.5	0.5
Special dividend declared:
Class A common stock, $1.55/share	—	—	—	—	—	—	—	(82.7)	(82.7)
Class B common stock, $1.55/share	—	—	—	—	—	—	—	(80.3)	(80.3)
RSUs surrendered to pay for payroll taxes	326,005	—	—	—	(1.8)	—	—	—	(1.8)
Stock-based compensation	28,055	—	—	—	14.9	—	—	—	14.9
Share repurchases	—	—	—	—	—	(8.2)	—	—	(8.2)
Reclassification from temporary equity	37,105	—	—	—	0.4	—	—	—	0.4
Class B common stock repurchase and cancellation	—	—	(24,057,143)	(0.3)	(256.7)	—	—	(155.6)	(412.6)
Balance December 31, 2018	55,401,325	$0.5	51,769,784	$0.5	$1,998.4	$(56.4)	$5.5	$(550.9)	$1,397.6
Cumulative effect adjustments for the adoption of new accounting principles (AS 842)	—	—	—	—	—	—	—	76.2	76.2
Net loss	—	—	—	—	—	—	—	(149.1)	(149.1)
Other comprehensive loss	—	—	—	—	—	—	(31.6)	—	(31.6)

Dividends declared:
Class A common stock, $0.20/share, net of forfeitures and reversal of dividend accrual for nonvested PSUs	—	—	—	—	—	—	—	(40.8)	(40.8)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	(41.6)	(41.6)
RSUs surrendered to pay for payroll taxes	—	—	—	—	(1.3)	—	—	—	(1.3)
Reclassification from temporary equity	75,712	—	—	—	0.4	—	—	—	0.4
Stock-based compensation	335,665	—	—	—	4.4	—	—	—	4.4
Balance December 31, 2019	55,812,702	$0.5	51,769,784	$0.5	$2,001.9	$(56.4)	$(26.1)	$(706.2)	$1,214.2

See Notes to Consolidated Financial Statements

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019, 2018, 2017

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

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

As of December 31, 2019, Wanda owned approximately 49.85% of Holdings’ outstanding common stock and 74.89% of the combined voting power of Holdings’ outstanding common stock and has the power to control Holdings’ affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), entering into mergers, sales of substantially all of the Company’s assets and other extraordinary transactions.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation. The consolidated financial statements include the accounts of Holdings and all subsidiaries, as discussed above. All significant intercompany balances and transactions have been eliminated in consolidation. There are no noncontrolling interests in the Company’s consolidated subsidiaries; consequently, all of its stockholders’ equity, net earnings (loss) and comprehensive income (loss) for the periods presented are attributable to controlling interests. The Company manages its business under two reportable segments for its theatrical exhibition operations, U.S. Theatres and International Theatres.

Revenues. The Company recognizes revenue, net of sales tax, when it satisfies a performance obligation by transferring control over a product or service to a customer. Admissions and food and beverage revenues are recognized at a point in time when a film is exhibited to a customer and when a customer takes possession of food and beverage offerings. The Company defers 100% of the revenue associated with the sales of gift cards and exchange tickets until such time as the items are redeemed or estimated income from non-redemption is recorded.

The Company recognizes income from non-redeemed or partially redeemed gift cards in proportion to the pattern of rights exercised by the customer (“proportional method”) where it applies an estimated non-redemption rate for its gift card sales channels, which range from 12% to 18% of the current month sales of gift cards, and the Company recognizes in other theatre revenues the total amount of expected income for non-redemption for that current month’s sales as income over the next 24 months in proportion to the pattern of actual redemptions. The Company has determined its non-redeemed rates and redemption patterns using data accumulated over ten years. Prior to January 1, 2018, income for non-redeemed exchange tickets were recognized 18 months after purchase when the redemption of these items was determined to be remote. At January 1, 2018, the Company changed its method for recognizing income from non-redeemed exchange tickets to the proportional method, where it applies a non-redemption rate of 10% to the current month sales, and the Company recognizes the total amount of income for that current month’s sales as income over the next 24 months in proportion to the pattern of actual redemptions. Management believes the 24-month estimate is supported by its continued development of redemption history and that it is reflective of management’s current best estimate. The adoption of the proportional method of recognizing income from non-redeemed exchange tickets did not have a material impact on the Company’s consolidated financial statements.

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

Film Exhibition Costs. Film exhibition costs are accrued based on the applicable box office receipts and estimates of the final settlement to the film licensors. Film exhibition costs include certain advertising costs. As of December 31, 2019 and December 31, 2018, the Company recorded film payables of $166.5 million and $168.6 million, respectively, which are included in accounts payable in the accompanying consolidated balance sheets.

Food and Beverage Costs. The Company records rebate payments from vendors as a reduction of food and beverage costs when earned.

Exhibitor Services Agreement. The Company recognizes advertising revenues, which are included in other theatre revenues in the consolidated statements of operations, when it satisfies a performance obligation by transferring a promised good or service to the customers. The advertising contracts with customers generally consist of a series of distinct periods of service, satisfied over time, to provide rights to advertising services. The Company’s Exhibitor Services Agreement (“ESA”) with NCM includes a significant financing component due to the significant length of time between receiving the non-cash consideration and fulfilling the performance obligation. The Company receives the non-cash consideration in the form of common membership units from NCM, in exchange for rights to exclusive access to the Company’s theatre screens and attendees through February 2037. Upon adoption of ASC 606, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018, the Company’s advertising revenues have significantly increased with a similar offsetting increase in non-cash interest expense, which is recorded to non-cash NCM exhibitor service agreement in the consolidated statements of operations. Upon adoption of ASC 606 and pursuant to the calculation requirements for the time value of money, the amortization method reflects the front-end loading of the significant financing component where more interest expense is recognized earlier during the term of the agreement than the back-end recognition of the deferred revenue amortization where more revenue is recognized later in the term of the agreement. See Note 6—Investments for further information regarding the common unit adjustment and the fair value measurement of the non-cash consideration. The interest expense was calculated using discount rates that ranged from 6.5% to 8.5%, which are the rates at which the Company believes it could borrow in separate financing transactions. The Company recognized a cumulative effect transition adjustment of initially applying ASC 606 by increasing accumulated deficit on January 1, 2018 by approximately $52.9 million, including income tax effect of $0, as a result of this change. These changes did not have any impact on the Company’s cash flows from operations.

Customer Engagement Programs. AMC Stubs® is a customer loyalty program for the U.S. market which allows members to earn rewards, receive discounts and participate in exclusive members-only offerings and services. It features both a traditional paid tier called AMC Stubs PremiereTM, with a $15.00 annual membership fee, and a non-paid tier called AMC Stubs® InsiderTM. Both programs reward loyal guests for their patronage of AMC Theatres. Rewards earned are redeemable on future purchases at AMC locations. Once an AMC Stubs PremiereTM or AMC Stubs InsiderTM member accumulates 5,000 points they will earn a $5.00 virtual reward.

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

On June 20, 2018, the Company announced the launch of AMC Stubs® A-List, a new tier of the AMC Stubs® loyalty program. This program offers guests a unique subscription pricing structure for admission to movies at AMC up to three times per week including multiple movies per day and repeat visits to already seen movies for the monthly price of between $19.95 and $23.95 depending upon geographic market. Revenue is recognized ratably over the enrollment period.

Advertising Costs. The Company expenses advertising costs as incurred and does not have any direct-response advertising recorded as assets. Advertising costs were $42.6 million, $45.4 million, and $39.9 million for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively, and are recorded in operating expense in the accompanying consolidated statements of operations.

Cash and Equivalents. All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents.

Derivative Asset and Liability. The Company remeasures the derivative asset related to its contingent call option to acquire shares of its Class B common stock at no additional cost and the derivative liability related to the conversion feature in its Senior Unsecured Convertible Notes due 2024 at fair value each reporting period with changes in fair value recorded in the consolidated statement of operations. The Company has obtained independent third-party valuation studies to assist in determining fair value. The Company’s valuation studies use a Monte Carlo simulation approach and are based on significant inputs not observable in the market and thus represent level 3 measurements within the fair value measurement hierarchy. The Company’s common stock price at the end of each reporting period as well as the remaining amount of time until expiration for the contingent call option and conversion feature are key inputs for the estimation of fair value that are expected to change each reporting period. The Company recorded other expense (income) related to its derivative asset fair value of $17.7 million and $(45.0) million during the years ended December 31, 2019 and December 31, 2018, respectively, and other expense (income) related to its derivative liability fair value of $(23.5) million and $(66.4) million during the years ended December 31, 2019 and December 31, 2018, respectively. See Note 8—Corporate Borrowings and Finance Lease Obligations, Note 9—Stockholders’ Equity and Note 12—Fair Value Measurements for further discussions.

Intangible Assets. Intangible assets were recorded at fair value for intangible assets resulting from the acquisition of Holdings by Wanda on August 30, 2012 and other theatre acquisitions. Intangible assets are comprised of amounts assigned to theatre leases acquired under favorable terms, management contracts, a contract with an equity method investee, and a non-compete agreement, each of which are being amortized on a straight-line basis over the estimated remaining useful lives of the assets. Favorable leases that were previously classified as intangible assets were reclassified as an addition to the opening right-of-use (“ROU”) asset balances, as a result of adopting ASC 842, Leases, (“ASC 842”) on January 1, 2019. Trademark and trade names are considered either definite or indefinite-lived intangible assets. Indefinite-lived intangible assets are not amortized but rather evaluated for impairment annually.

The Company first assesses the qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. As a result, there were no intangible asset impairment charges incurred during the years ended December 31, 2019, December 31, 2018, and December 31, 2017.

Investments. The Company accounts for its investments in non-consolidated entities using either the cost or equity methods of accounting as appropriate, and has recorded the investments within other long-term assets in its consolidated balance sheets. Equity earnings and losses are recorded when the Company’s ownership interest provides the Company with significant influence. The Company follows the guidance in ASC 323-30-35-3, investment in a limited liability company, which prescribes the use of the equity method for investments where the Company has significant influence. The Company classifies gains and losses on sales of investments or impairments accounted for using the cost method in investment income. Gains and losses on cash sales are recorded using the weighted average cost of all interests in the investments. Gains and losses related to non-cash negative common unit adjustments are recorded using the weighted average cost of those units in NCM. See Note 6—Investments for further discussion of the Company’s investments in NCM. As of December 31, 2019, the Company holds equity method investments comprised of a 18.2% interest in SV Holdco LLC (“SV Holdco”), a joint venture that markets and sells cinema advertising and promotions through Screenvision; a 50.0% interest in Digital CineMedia Ltd. (“DCM”), a joint venture that provides advertising services in International markets; a 32.0% interest in AC JV, LLC (“AC JV”), a joint venture that owns Fathom Events offering alternative content for motion picture screens; a 29.0% interest in Digital Cinema Implementation Partners, LLC (“DCIP”), a joint venture charged with implementing digital cinema in the Company’s theatres; a 14.6% interest in Digital Cinema Distribution Coalition, LLC (“DCDC”), a satellite distribution network for feature films and other digital cinema content; a 10.0% interest in Saudi Cinema Company LLC (“SCC”); a 50%

ownership interest in four U.S. motion picture theatres and approximately 50% ownership interest in 55 theatres in Europe. Indebtedness held by equity method investees is non-recourse to the Company.

Goodwill. Goodwill represents the excess of purchase price over fair value of net tangible and identifiable intangible assets related to the acquisition of Holdings by Wanda on August 30, 2012 and subsequent theatre business acquisitions. Prior to January 1, 2019, the Company had three reporting units, Domestic Theatres, Odeon Theatres and Nordic Theatres. Effective January 1, 2019, the Company combined the Odeon Theatres and Nordic Theatres into a single reporting unit, International Theatres, to reflect how the international business is now managed. The Company tested goodwill for impairment both prior to and subsequent to the combining of these reporting units into the single reporting unit.

The Company’s recorded goodwill was $4,789.1 million and $4,788.7 million as of December 31, 2019 and December 31, 2018, respectively. The Company evaluates goodwill and its indefinite-lived trademark and trade names for impairment annually as of the beginning of the fourth quarter and any time an event occurs or circumstances change that would more likely than not reduce the fair value for a reporting unit below its carrying amount. A decline in the common stock price and the resulting impact on market capitalization is one of several factors considered when making this evaluation. Based on recent sustained declines in the trading price of the Company’s Class A common stock, the Company performed a quantitative goodwill impairment test of the Domestic and International reporting units as of September 30, 2019.

In performing the annual impairment test, the Company has an option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of its reporting units are less than the carrying values. Otherwise, the Company must perform a quantitative impairment test. The impairment test for goodwill involves estimating the fair value of the reporting unit and comparing that value to its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, the difference is recorded as goodwill impairment charge, not to exceed the total amount of goodwill allocated to that reporting unit. In performing the quantitative goodwill impairment test as of September 30, 2019, the Company used an enterprise value approach to measure fair value of the reporting units, as compared to an equity value approach used previously. This change in estimate is preferable due to the impact of the change in the capital structure of the Domestic Theatres reporting unit late in the third quarter of 2018 as a result of the issuance of $600 million of the Company’s Senior Unsecured Notes due 2024, the negative equity value carrying amount for the Domestic Theatres reporting unit, and the decline in the market capitalization since May 2019, which has increased the Company’s leverage ratio. See additional discussion in Note 6—Corporate Borrowings.

The enterprise fair values of the Domestic Theatres and International Theatres reporting units exceeded their carrying values by approximately 9.9% and 11.8%, respectively. Accordingly, there was no goodwill impairment recorded as of September 30, 2019. In accordance with ASC 350-20-35-30, goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed an assessment to determine whether there were any events or changes in circumstances that would warrant an interim ASC 350 impairment analysis as of December 31, 2019. Given the further decline in the Company’s stock price during the fourth quarter of 2019, the Company performed a qualitative impairment test to evaluate whether it is more likely than not that the fair value of its two reporting units are less than their respective carrying amounts as of December 31, 2019. The Company compared its projected financial information and assumptions utilized in the quantitative analysis as of September 30, 2019 to the fourth quarter results noting operating performance is consistent with the projections and there have been no other changes which would impact management’s conclusion that the fair values of its reporting units exceed their carrying values. The Company also observed that its estimated fair value of its corporate borrowings and finance lease obligations remained relatively consistent from September 30, 2019 to December 31, 2019, which represents approximately 80% of the Company’s market enterprise value. The Company observed higher enterprise value control premiums for a recent acquisition agreement in its industry than those utilized for the market approach. In considering the totality of the aforementioned factors together with the excess of fair value over carrying value calculated in both its reporting units in the previous impairment test, the Company has concluded that it is not more likely than not that the fair values of its two reporting units have been reduced below their respective carrying amounts. As a result, the Company concluded that an interim quantitative impairment test as of December 31, 2019 was not required. The Domestic Theatres reporting unit to which $3.1 billion of goodwill is allocated had a negative equity value carrying amount as of December 31, 2019.

As of December 31, 2018, the Company assessed qualitative factors for both of its reporting units and reached a determination that it is not more likely than not that the fair value of the Company’s reporting units are less than their carrying values, and therefore no impairment charge was incurred. In addition, the Company performed its annual impairment analysis during the fourth quarter of calendar 2018 and the third quarter and fourth quarter of calendar 2017. In all of these impairment tests, the Company reached a determination that there was no goodwill impairment.

Other Long-term Assets. Other long-term assets are comprised principally of investments in partnerships and joint ventures, costs incurred in connection with the Company’s line-of-credit revolving credit arrangement, which is being amortized to interest expense using the effective interest rate method over the respective life of the issuance, and capitalized computer software, which is amortized over the estimated useful life of the software. See Note 7—Supplemental Balance Sheet Information.

Accounts Payable. Under the Company’s cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified within accounts payable in the balance sheet. The change in book overdrafts are reported as a component of operating cash flows for accounts payable as they do not represent bank overdrafts. The amount of these checks included in accounts payable as of December 31, 2019 and December 31, 2018 was $40.9 million and $42.6 million, respectively.

Leases. The Company adopted ASC 842 on January 1, 2019 using the modified retrospective transition method; and therefore, the comparative information has not been adjusted for the years ended December 31, 2018 and December 31, 2017 or as of December 31, 2018. Upon transition to the new standard, the Company elected the package of practical expedients, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.

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

As a result of adopting ASC 842, the Company’s consolidated balance sheet includes additional operating lease ROU assets and total operating lease liabilities of $4,796.0 million and $5,499.6 million, respectively, at December 31, 2019. The difference between the lease ROU assets and total lease liabilities upon initial measurement at January 1, 2019 was primarily due to the reclassification of: (i) deferred rent, landlord allowances, unfavorable lease balances, and theatre closure liabilities previously recorded in other long-term liabilities; (ii) current portions of theatre closure liabilities previously recorded in accrued expenses and other liabilities; (iii) favorable lease balances previously recorded in intangible assets; and, (iv) prepaid rents recorded in other current assets within the consolidated balance sheets as an offset or addition to the opening lease ROU asset balances, as required by ASC 842.

Sale Leaseback Transactions. Prior to adopting ASC 842 on January 1, 2019, the Company deferred gains on sale leaseback transactions and amortized the gains over the remaining lease term. Losses on sale leaseback transactions were recognized at the time of sale if the fair value of the property sold is less than the net book value of the property. On June 18, 2018, the Company completed the sale leaseback of the real estate assets associated with one theatre for proceeds, net of closing costs, of $50.1 million and the deferred gain on the sale was approximately $27.3 million. On September 14, 2017, the Company completed the sale leaseback of the real estate assets associated with seven theatres for proceeds net of closing costs of $128.4 million and the deferred gain on sale was approximately $78.2 million. On December 18, 2017, the Company completed the sale leaseback of the real estate assets associated with one theatre for proceeds net of closing costs of $7.8 million. The loss on sale of $0.5 million was recognized immediately. Upon adoption ASC 842 on January 1, 2019, the unamortized deferred gains related to these transactions of $102.4 million were reclassified as a cumulative effect adjustment to accumulated deficit.

Impairment of Long-lived Assets. The Company reviews long-lived assets, including definite-lived intangibles and theatre assets (including operating lease right-of-use assets) whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be fully recoverable. The Company identifies impairments related to internal use software when management determines that the remaining carrying value of the software will not be realized through future use. The Company evaluates events or circumstances, including competition in the markets where it operates, that would indicate the carrying value of theatre assets may not be fully recoverable. If an event or circumstance is identified indicating carrying value may not be recoverable, the sum of future undiscounted cash flows is compared to the carrying value. If the carrying value exceeds the future undiscounted cash flows, the carrying value of the asset is reduced to fair value, with the difference recognized as an impairment charge. Assets are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The Company evaluates theatres using historical and projected data of theatre level cash flow as its primary indicator of potential impairment and considers the seasonality of its business when making these evaluations. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows, adjusted as necessary for market participant factors.

There is considerable management judgment necessary to determine the estimated future cash flows and fair values of the Company’s theatres and other long-lived assets, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy, see Note 12—Fair Value Measurements.

The following table summarizes the Company’s assets that were impaired:

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2019	2018	2017
Impairment of long-lived assets	$84.3	$13.8	$43.6
Investment expense	3.6	—	—
Total impairment loss	$87.9	$13.8	$43.6

During calendar 2019, the Company recorded an impairment of long-lived assets loss of $84.3 million on 40 theatres in the U.S. markets with 512 screens and 14 theatres with 148 screens in the International markets, which was related to property held and used, operating lease right-of-use assets, and a U.S. property held and not used in other long-term assets. In addition, the Company recorded an impairment loss of $3.6 million within investment expense (income), related to an equity interest investment without a readily determinable fair value accounted for under the cost method. During calendar 2018, the Company recorded an impairment of long-lived assets loss of $13.8 million on 13 theatres in the U.S. markets with 150 screens and 15 theatres with 118 screens in the International markets which was related to property held and used. During calendar 2017, the Company recorded an impairment of long-lived assets loss of $43.6 million on 12 theatres in the U.S. markets with 179 screens which was related to property held and used.

Foreign Currency Translation. Operations outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average rates of exchange. The resultant translation adjustments are included in foreign currency translation adjustment, a separate component of accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions, except those intercompany transactions of a long-term investment nature, and the Company’s £500.0 million, 6.375% Senior Subordinated Notes due 2024, which have been designated as a non-derivative net investment hedge of the Company’s investment in Odeon and UCI Cinemas Holdings Limited (“Odeon”) are not included in net earnings. If the Company substantially liquidates its investment in a foreign entity, any gain or loss on currency translation balance recorded in accumulated other comprehensive loss is recognized as part of a gain or loss on disposition.

Employee Benefit Plans. The Company sponsors frozen non-contributory qualified and non-qualified defined benefit pension plans in the U.S., frozen defined benefit pension plans in the U.K., and a defined benefit pension plan in Sweden that is not frozen. The Company also sponsors a postretirement deferred compensation plan and a defined contribution plan.

The following table sets forth the plans’ benefit obligations and plan assets and the accrued liability for benefit costs included in the consolidated balance sheets:

	U.S. Pension Benefits		International Pension Benefits
	Year Ended		Year Ended
(In millions)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Aggregated projected benefit obligation at end of period (1)	$(115.9)	$(101.1)	$(120.5)	$(98.6)
Aggregated fair value of plan assets at end of period	76.3	63.2	119.4	107.2
Net (liability) asset for benefit cost - funded status	$(39.6)	$(37.9)	$(1.1)	$8.6
(1)At December 31, 2019 and December 31, 2018, U.S. aggregated accumulated benefit obligations were $115.9 million and $101.1 million, respectively, and international aggregated accumulated benefit obligations were $117.2 million and $95.8 million, respectively.

The Company expects to contribute $5.1 million and $0.0 million to the U.S. and International pension plans, respectively, during the calendar year 2020. The Company intends to make future cash contributions to the plans in an amount necessary to meet minimum funding requirements according to applicable benefit plan regulations.

The weighted-average assumptions used to determine benefit obligations are as follows:

	U.S. Pension Benefits		International Pension Benefits
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Discount rate	3.07%	4.12%	1.97%	2.86%
Rate of compensation increase	N/A	N/A	2.27%	2.19%

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	U.S. Pension Benefits			International Pension Benefits
	Year Ended			Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2018	2017	2019	2018	2017
Discount rate	4.12%	3.42%	3.92%	2.86%	2.58%	2.70%
Weighted average expected long-term return on plan assets	6.70%	7.00%	7.00%	2.99%	2.86%	2.85%
Rate of compensation increase	N/A	N/A	N/A	2.19%	2.19%	2.14%

The offset to the pension liability is recorded in equity as a component of accumulated other comprehensive (income) loss. For further information, see Note 14—Accumulated Other Comprehensive Income (Loss) for pension amounts and activity recorded in accumulated other comprehensive income.

For the years ended December 31, 2019, December 31, 2018, and December 31, 2017, net periodic benefit costs were $1.7 million, $1.1 million, and $0.6 million, respectively. The service cost component of net periodic benefit costs is recorded in general and administrative other and the non-operating component is recorded in other expense (income) in the consolidated statements of operations.

The Company’s investment objectives for its U.S. defined benefit pension plan investments are: (1) to preserve the value of its principal; (2) to maximize a real long-term return with respect to the plan assets consistent with minimizing risk; (3) to achieve and maintain adequate asset coverage for accrued benefits under the plan; and (4) to maintain sufficient liquidity for payment of the plan obligations and expenses. The Company uses a diversified allocation of equity, debt, commodity and real estate exposures that are customized to the plan’s cash flow benefit needs. A weighted average targeted allocation percentage is assigned to each asset class as follows: U.S. equity securities of 43%, fixed including U.S. treasury securities and bond market funds of 27%, international equity securities of 23%, and private real estate of 7%. The international pension benefit plans do not have an established asset target allocation.

Investments in the pension plan assets are measured at fair value on a recurring basis, which is determined using quoted market prices or estimated fair values. As of December 31, 2019, for the U.S. investment portfolio 7% was valued using market prices for the underlying instruments that were observable in the market or could be derived by observable market data from independent external valuation information and 93% were valued using the net asset value per share (or its equivalent) as a practical expedient. As of December 31, 2019, for the international investment portfolio 2% was valued using quoted market prices from actively traded markets, 37% included pooled separate accounts and collective trust funds valued using market prices for the underlying instruments that were observable in the market or could be derived by observable market data from independent external valuation information, and 61% were valued using the net asset value per share (or its equivalent) as a practical expedient.

Under the defined contribution plan, the Company sponsors a voluntary 401(k) savings plan covering certain U.S. employees age 21 or older and who are not covered by a collective bargaining agreement. Under the Company’s 401(k) Savings Plan, the Company matches 100% of each eligible employee’s elective contributions up to 3% and 50% of contributions up to 5% of the employee’s eligible compensation.

Income and Operating Taxes. The Company accounts for income taxes in accordance with ASC 740-10. Under ASC 740-10, deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recorded by the asset and liability method. This method gives consideration to the future tax consequences of deferred income or expense items and recognizes changes in income tax laws in the period of enactment.

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

Casualty Insurance. The Company is self-insured for general liability up to $1.0 million per occurrence and carries a $0.5 million deductible limit per occurrence for workers’ compensation claims. The Company utilizes actuarial projections of its ultimate losses to calculate its reserves and expense. The actuarial method includes an allowance for adverse developments on known claims and an allowance for claims which have been incurred but which have not yet been reported. As of December 31, 2019 and December 31, 2018, the Company recorded casualty insurance reserves of $29.4 million and $24.9 million. The Company recorded expenses related to general liability and workers’ compensation claims of $32.6 million, $25.1 million, and $22.1 million for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively. Casualty insurance expense is recorded in operating expense.

Other Expense (Income): The following table sets forth the components of other expense (income):

	Year Ended
	December 31,
(In millions)	2019	2018	2017
Derivative liability fair value adjustment for embedded conversion feature in the Convertible Notes due 2024	$(23.5)	$(66.4)	$—
Derivative asset fair value adjustment for contingent call option related to the Class B common stock purchase and cancellation agreement	17.7	(45.0)	—
Business interruption insurance recoveries	(1.1)	(0.4)	(0.4)
Loss on Pound sterling forward contract	0.9	0.4	—
Foreign currency transactions losses	1.5	1.4	(3.0)
Non-operating components of net periodic benefit cost	1.2	0.8	0.2
Loss on extinguishment of Bridge Loan	—	—	0.4
Loss on repayment of indebtedness	16.6	—	—
Fees related to modification of term loans	—	0.4	—
Third party fees relating to Third Amendment to the Senior Secured Credit Agreement	—	—	1.0
Other	0.1	0.7	0.3
Other expense (income)	$13.4	$(108.1)	$(1.5)

Accounting Pronouncements Recently Adopted

Leases.The Company adopted the guidance of ASC 842 as of January 1, 2019 using the modified retrospective transition approach with the cumulative effect recognized at the date of initial application. The comparative information in the prior year has not been adjusted and continues to be reported under ASC 840, Leases, which was the accounting standard in effect for that period. ASC 842 requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a lease ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of operations. See Note 3—Leases for the required disclosures of the nature, amount, timing, and uncertainty of cash flows arising from leases.

Revenue from Contracts with Customers. The Company adopted the guidance of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, (“ASC 606”) as of January 1, 2018 using the modified retrospective method. ASC 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. ASC 606 was applied only to contracts that were not completed at January 1, 2018. The comparative information in 2017 has not been adjusted and continues to be reported under ASC 605, Revenue Recognition, which was the accounting standard in effect during 2017. See Note 2—Revenue Recognition for the required disclosures of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers per the guidance in ASC 606.

Reclassification of Certain Tax Effects. In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows a reclassification from accumulated other comprehensive income to accumulated deficit for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act signed into law in December 2017. ASU 2018-02 was effective for the Company on January 1, 2019 and early adoption of the amendments was permitted, including adoption in any interim period. The Company early adopted ASU 2018-02, effective January 1, 2018, and recorded a reclassification related to the stranded tax effects that increased accumulated other comprehensive income and increased accumulated deficit by $5.0 million in the consolidated balance sheets as of January 1, 2018. See Note 14—Accumulated Other Comprehensive Income (Loss) for further information.

Improving Presentation of Net Benefit Costs. In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). The guidance requires the service cost component of defined benefit pension plans and other post-retirement benefit plans to be reported in the same line item as other compensation costs arising from the services rendered by the pertinent employees while the other components of net benefit cost are required to be presented in the income statement separately from the service cost component and reported outside a subtotal of operating income. The amendments in this guidance should be applied retrospectively for the presentation of the service cost component and the other components of net benefit cost in the consolidated statements of operations. The Company adopted ASU 2017-07 effective January 1, 2018 and recorded a prior period adjustment for the year ended December 31, 2017 in the consolidated statements of operations to decrease general and administrative: other by $0.2 million, related to the other components of net benefit cost, with a corresponding increase to other expense (income) and decrease to other income of $0.2 million, respectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Restricted Cash in Statement of Cash Flows. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (A Consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”). ASU 2016-18 requires that restricted cash be included with cash and cash equivalents when reconciling the beginning and end-of-period total amounts shown on the statement of cash flows. This guidance must be applied retrospectively to all periods presented. The Company adopted ASU 2016-18 effective January 1, 2018 and 2017 has been adjusted to conform to the current presentation. This guidance also requires a new disclosure to reconcile the cash balances within the consolidated statement of cash flows to the consolidated balance sheets. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows:

(In millions)	December 31, 2019	December 31, 2018	December 31, 2017
Cash and cash equivalents	$265.0	$313.3	$310.0
Restricted cash	10.5	10.7	8.3
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$275.5	$324.0	$318.3

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

Fair Value Measurement. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which eliminates, adds, and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The fair value measurement disclosure requirements of ASU 2018-13 is effective for the Company in the first quarter of 2020.

Cloud Computing Arrangement. In August 2018, the FASB issued ASU 2018-15, Intangibles–Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud

Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The guidance requires a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine whether to capitalize certain implementation costs or expense them as incurred. ASU 2018-15 is effective for the Company in the first quarter of 2020. Early adoption is permitted. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively in accordance with ASC 250-10-45. The Company expects to adopt ASU 2018-15 prospectively and is currently evaluating the effect that ASU 2016-15 will have on its consolidated financial statements and related disclosures.

NOTE 2—REVENUE RECOGNITION

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method; and therefore, the comparative information has not been adjusted for the year ended December 31, 2017.

The cumulative effect of the changes made to the consolidated balance sheet at January 1, 2018 for the adoption of ASC 606, are included in the following table:

(In millions)	Balance at December 31, 2017 Without Adoption of ASC 606	Adjustments Due to ASC 606	Balance at January 1, 2018
Assets:
Other long-term assets	$475.9	$11.1	$487.0
Current liabilities:
Deferred revenues and income	401.0	(10.0)	391.0
Long-term liabilities:
Exhibitor services agreement	530.9	52.9	583.8
Stockholders' equity:
Accumulated deficit	(207.9)	(31.8)	(239.7)

The disclosure of the impact of the adoption of ASC 606 on the Company’s consolidated statement of operations is as follows:

	Year Ended December 31, 2018
(In millions)	Without Adoption of ASC 606	Adjustments	As Reported
Revenues:
Admissions	$3,386.4	$(1.4)	$3,385.0
Food and beverage	1,671.9	(0.4)	1,671.5
Other theatre	356.8	47.5	404.3
Total revenues	5,415.1	45.7	5,460.8
Operating costs and expenses:
Operating expense, excluding depreciation and amortization	1,636.7	18.0	1,654.7
Non-cash interest expense related to NCM exhibitor service agreement	—	41.5	41.5
Net earnings	123.9	(13.8)	110.1

Disaggregation of Revenue: Revenue is disaggregated in the following tables by major revenue types and by timing of revenue recognition:

	Year Ended
(In millions)	December 31, 2019	December 31, 2018
Major revenue types
Admissions	$3,301.3	$3,385.0
Food and beverage	1,719.6	1,671.5
Other theatre:
Advertising	143.0	142.2
Other theatre	307.1	262.1
Other theatre	450.1	404.3
Total revenues	$5,471.0	$5,460.8

	Year Ended
(In millions)	December 31, 2019	December 31, 2018
Timing of revenue recognition
Products and services transferred at a point in time	$5,071.0	$5,218.7
Products and services transferred over time (1)	400.0	242.1
Total revenues	$5,471.0	$5,460.8
(1)Amounts primarily include subscription and advertising revenues.

The following tables provide the balances of receivables and deferred revenue income:

(In millions)	December 31, 2019	December 31, 2018
Current assets:
Receivables related to contracts with customers	$160.3	$183.2
Miscellaneous receivables	93.9	76.3
Receivables, net	$254.2	$259.5

(In millions)	December 31, 2019	December 31, 2018
Current liabilities:
Deferred revenue related to contracts with customers	$447.1	$412.8
Miscellaneous deferred income	2.1	2.0
Deferred revenue and income	$449.2	$414.8

The significant changes in contract liabilities with customers included in deferred revenues and income are as follows:

Deferred Revenues
Related to Contracts
(In millions)	with Customers
Ending balance at December 31, 2017	$376.1
Cumulative effect of initially applying ASC 606	(10.0)
Cash received in advance (1)	463.4
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	30.0
Food and beverage (2)	55.2
Other theatre (2)	8.9
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(329.9)
Food and beverage (3)	(82.3)
Other theatre (4)	(97.0)
Business combination - Nordic purchase price allocation	(2.3)
Foreign currency translation adjustment	0.7
Ending balance at December 31, 2018	$412.8
Cash received in advance (1)	457.1
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	29.4
Food and beverage (2)	69.7
Other theatre (2)	2.8
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(307.8)
Food and beverage (3)	(116.7)
Other theatre (4)	(95.6)
Disposition of Austria theatres	(1.2)
Foreign currency translation adjustment	(3.4)
Ending balance at December 31, 2019	$447.1
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

The significant changes to contract liabilities included in the exhibitor services agreement (“ESA”), classified as long-term liabilities in the consolidated balance sheets, are as follows:

Exhibitor Services
(In millions)	Agreement
Balance as of December 31, 2017	$530.9
Cumulative effect of initially applying ASC 606	52.9
Common Unit Adjustment – surrender of common units (1)	(5.2)
Reclassification of the beginning balance to other theatre revenue, as the result of performance obligations satisfied	(14.6)
Beginning balance	$564.0
Common Unit Adjustment–additions of common units (1)	1.4
Reclassification of the beginning balance to other theatre revenue, as the result of performance obligations satisfied	(15.7)
Balance as of December 31, 2019	$549.7

(1)Represents the fair value amount of the NCM common units that were surrendered due to the annual Common Unit Adjustment. Such amount will increase the deferred revenues that are being amortized to other theatre revenues over the remainder of the 30-year term of the ESA ending in February 2037. See Note 6—Investments for further information.

Transaction Price Allocated to the Remaining Performance Obligations: The following table includes the amount of NCM ESA, included in exhibitor services agreement in the Company’s consolidated balance sheets, that is expected to be recognized as revenues in the future related to performance obligations that are unsatisfied as of December 31, 2019:

(In millions)	Exhibitor services agreement
Year Ended 2020	$16.9
Year Ended 2021	18.1
Year Ended 2022	19.5
Year Ended 2023	20.9
Year Ended 2024	22.5
Years Ended 2025 through February 2037	451.8
Total	$549.7

The total amount of non-redeemed gifts cards and exchange tickets included in deferred revenues and income as of December 31, 2019 was $354.3 million. This will be recognized as revenues as the gift cards and exchange tickets are redeemed or as the non-redeemed gift card and exchange ticket revenues are recognized in proportion to the pattern of actual redemptions, which is estimated to occur over the next 24 months.

As of December 31, 2019, the amount of deferred revenue allocated to the AMC Stubs® loyalty programs included in deferred revenues and income was $57.4 million. The earned points will be recognized as revenue as the points are redeemed, which is estimated to occur over the next 24 months. The AMC Stubs PremiereTM annual membership fee is recognized ratably over the one-year membership period.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 3—LEASES

The Company adopted ASC 842 on January 1, 2019 using the modified retrospective transition method; and therefore, the comparative information has not been adjusted for the years ended December 31, 2018 and December 31, 2017 or as of December 31, 2018. Upon transition to the new standard, the Company elected the package of practical expedients which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.

The following table provides the operating and finance lease ROU assets and lease liabilities:

(In millions)	Balance Sheet Classification	December 31, 2019
Assets
Operating lease right-of-use assets (1)	Operating lease right-of-use assets	$4,796.0
Finance lease right-of-use assets (2)	Property, net	73.4
Total leased assets		$4,869.4

Liabilities
Current
Operating lease liabilities (1)	Current maturities of operating lease liabilities	$585.8
Finance lease liabilities (2)	Current maturities of finance lease liabilities	10.3
Noncurrent
Operating lease liabilities (1)	Operating lease liabilities	4,913.8
Finance lease liabilities (2)	Finance lease liabilities	89.6
Total lease liabilities		$5,599.5

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

The cumulative effect adjustment to accumulated deficit at January 1, 2019 is as follows:

Accumulated
(In millions)	Deficit
Balance as of December 31, 2018	$(550.9)
Derecognition of existing assets for certain sale leaseback transactions previously recorded in property, net	(405.9)
Derecognition of existing liabilities for certain sale leaseback transactions previously recorded in current maturities of capital and financing lease obligations and in finance lease liabilities	427.5
Derecognition of deferred gains from the sale leaseback transactions previously recorded in other long-term liabilities	102.4
Difference in fair value compared to the basis of the right-of-use assets for previously impaired asset groups	(49.0)
Deferred taxes	1.2
Cumulative effect adjustment to accumulated deficit	76.2
Balance as of January 1, 2019	$(474.7)

The following is the impact of the adoption of ASC 842 on the Company’s consolidated statement of operations for the year ended December 31, 2019:

	Year Ended December 31, 2019
	Without Adoption of	U.S. Markets	International Markets
(In millions)	ASC 842	Adjustments	Adjustments	As Reported
Operating costs and expenses
Rent (1)(2)(4)	$851.3	$69.5	$47.0	$967.8
Depreciation and amortization (2)(3)	546.0	(53.6)	(42.4)	450.0
Operating costs and expenses	5,314.5	15.9	4.6	5,335.0
Operating income	156.5	(15.9)	(4.6)	136.0

Other expense (income)
Interest expense:
Capital and financing lease obligations (1)	35.2	(13.2)	(14.4)	7.6
Net loss	(156.2)	(2.7)	9.8	(149.1)

(1)Cash rent payments for build-to-suit failed sale leasebacks of $44.0 million and $39.6 million for U.S. Markets and International markets, respectively, are accounted for as operating leases under ASC 842 that were previously accounted for as financing leases under ASC 840.
(2)Non-cash amortization expense for favorable lease terms of $18.3 million and $7.4 million for U.S. Markets and International markets, respectively, reclassified to rent expense and amortized over the shorter base lease term under ASC 842.
(3)Depreciation on build-to-suit failed sale leaseback buildings that are eliminated upon adoption of ASC 842.
(4)Amortization of deferred gains on sale leaseback transactions of $7.2 million for U.S. markets is eliminated upon adoption of ASC 842.

The following table reflects the lease costs for the year ended December 31, 2019:

		Year Ended
(In millions)	Consolidated Statement of Operations	December 31, 2019
Operating lease cost
Theatre properties	Rent	$876.0
Theatre properties	Operating expense	9.1
Equipment	Operating expense	14.4
Office and other	General and administrative: other	5.5
Finance lease cost
Amortization of finance lease assets	Depreciation and amortization	9.2
Interest expense on lease liabilities	Finance lease obligations	7.6
Variable lease cost
Theatre properties	Rent	91.8
Equipment	Operating expense	56.3
Total lease cost		$1,069.9

The following table represents the weighted-average remaining lease term and discount rate as of December 31, 2019:

	As of December 31, 2019
	Weighted Average	Weighted Average
	Remaining	Discount
Lease Term and Discount Rate	Lease Term (years)	Rate
Operating leases	10.2	7.2%
Finance leases	13.0	6.5%

Cash flow and supplemental information is presented below:

Year Ended
(In millions)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$(7.6)
Operating cash flows used in operating leases	(941.6)
Financing cash flows used in finance leases	(10.9)

Landlord contributions:
Operating cashflows provided by operating leases	106.5
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	463.2

(1)	Includes lease extensions and an option exercise.

Minimum annual payments required under existing operating and finance lease liabilities, (net present value thereof) as of December 31, 2019 are as follows:

	Operating Lease	Financing Lease
(In millions)	Payments (1)(2)	Payments
2020	$952.5	$16.4
2021	899.1	15.4
2022	836.1	14.9
2023	743.6	11.8
2024	667.2	10.6
Thereafter	3,738.4	80.5
Total lease payments	7,836.9	149.6
Less imputed interest	(2,337.3)	(49.7)
Total	$5,499.6	$99.9

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

As of December 31, 2019, the Company had signed additional operating lease agreements for 11 theatres that have not yet commenced of approximately $226.8 million, which are expected to commence between 2020 and 2023, and carry lease terms of approximately 5 to 25 years. The timing of lease commencement is dependent on the landlord providing the Company with control and access to the related facility.

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

NOTE 4—PROPERTY

A summary of property is as follows:

(In millions)	December 31, 2019	December 31, 2018
Property owned:
Land	$106.3	$104.6
Buildings and improvements (1)	230.4	878.2
Leasehold improvements	1,834.8	1,560.7
Furniture, fixtures and equipment	2,216.8	2,065.4
	4,388.3	4,608.9
Less: accumulated depreciation (1)	1,812.5	1,668.3
	2,575.8	2,940.6

Property leased under capital leases:
Building and improvements	81.0	127.8
Less: accumulated depreciation and amortization	7.6	28.8
	73.4	99.0
	$2,649.2	$3,039.6
(1)	See Note 3—Leases for information about derecognition of existing assets for certain sale leaseback transactions previously recorded in property, net for the cumulative effect adjustment to accumulated deficit as of January 1, 2019, as required by ASC 842.

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

Depreciation expense was $413.6 million, $498.2 million, and $495.2 million for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

Activity of goodwill is presented below:

(In millions)	U.S. Markets	International Markets	Total
Balance as of December 31, 2017	$3,072.6	$1,859.1	$4,931.7
Adjustments to the acquisition of Nordic	—	(6.4)	(6.4)
Currency translation adjustment	—	(136.6)	(136.6)
Balance as of December 31, 2018	$3,072.6	$1,716.1	$4,788.7
Currency translation adjustment	—	0.4	0.4
Balance as of December 31, 2019	$3,072.6	$1,716.5	$4,789.1

Detail of other intangible assets is presented below:

		December 31, 2019		December 31, 2018
		Gross		Gross
	Remaining	Carrying	Accumulated	Carrying	Accumulated
(In millions)	Useful Life	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Favorable leases (1)		$—	$—	$206.0	$(55.4)
Management contracts and franchise rights	1 to 7 years	11.8	(7.9)	11.8	(6.2)
Non-compete agreement	2 years	2.6	(2.1)	2.6	(1.5)
Starplex trade name	7 years	7.9	(2.6)	7.9	(1.8)
Carmike trade name	4 years	9.3	(4.0)	9.3	(2.7)
NCM tax receivable agreement	17 years	20.9	(6.2)	20.9	(5.3)
Total, amortizable		$52.5	$(22.8)	$258.5	$(72.9)
Unamortized Intangible Assets:
AMC trademark		$104.4		$104.4
Odeon trade names		50.7		51.4
Nordic trade names		10.5		10.7
Total, unamortizable		$165.6		$166.5
(1)	See Note 1—The Company and Significant Accounting Policies for information regarding the reclassification of favorable leases as an addition to the opening lease ROU asset balances, as required by ASC 842.

Amortization expense associated with the intangible assets noted above is as follows:

	Year Ended
(In millions)	December 31, 2019	December 31, 2018	December 31, 2017
Recorded amortization	$5.1	$19.2	$20.0

Estimated annual amortization for the next five calendar years for intangible assets is projected below:

(In millions)	2020	2021	2022	2023	2024
Projected annual amortization	$5.0	$4.5	$3.5	$3.1	$1.7

NOTE 6—INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the consolidated balance sheets in other long-term assets. Investments in non-consolidated affiliates as of December 31, 2019, include interests in DCIP of 29.0%, DCDC of 14.6%, AC JV, owner of Fathom Events, of 32.0%, SV Holdco, owner of Screenvision, 18.2%, DCM of 50.0%, and SCC of 10.0%. The Company also has partnership interests in four U.S. motion picture theatres and approximately 50.0% interest in 55 theatres in Europe. Indebtedness held by equity method investees is non-recourse to the Company.

At December 31, 2019, the Company’s recorded investments are greater than its proportional ownership of the underlying equity in its non-consolidated affiliates by approximately $36.6 million.

NCM Transactions

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

In June 18, 2018, the Company entered into two Unit Purchase Agreements (the “Agreements”) with each of Regal Cinemas, Inc. (“Regal”) and Cinemark USA, Inc. (“Cinemark”) pursuant to which Regal and Cinemark each separately agreed to purchase 10,738,740 common units of NCM at a sales price of $7.30 per unit and aggregate consideration of approximately $156.8 million (the “Sales”). The Sales closed on July 5, 2018. Following the closing of the Sales, it reduced the Company’s then ownership of common stock shares in NCM, Inc. or common units in NCM to zero. NCM consented to the Sales and waived its rights under the memorandum of understanding that provided the Company would not reduce its combined ownership of NCM and NCM, Inc. below 4.5%. The Company recorded a $28.9 million gain on the sale of its NCM investment during the year ended December 31, 2018.

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

On May 30, 2018, Screenvision entered into an Agreement and Plan of Merger which resulted in a change of control in Screenvision. The Company received distributions and merger consideration of $45.8 million on July 2, 2018 upon consummation of the Screenvision merger and retains a 18.2% common membership interest. The Company reduced the carrying value of its investment in Screenvision to $0 and recorded equity in earnings for the excess distribution of $30.1 million during the year ended December 31, 2018.

DCIP Transactions

The Company will make capital contributions to DCIP for projector and installation costs in excess of an agreed upon cap. The Company pays equipment rent monthly and records the equipment rental expense on a straight-line basis over 12 years, or until DCIP contributes the projectors back to the Company reducing the Company’s investment in DCIP.

Open Road Films Transactions

During the year ended December 31, 2017, the Company recorded additional equity in earnings (loss) in Open Road Releasing, LLC (“Open Road”) of $(8.0) million, related to certain advances to and on behalf of Open Road.

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

AC JV Transactions

On December 26, 2013, the Company amended and restated its existing ESA with NCM in connection with the spin-off by NCM of its Fathom Events business to AC JV, a newly-formed company owned 32% by each of the

Founding Members and 4% by NCM. In consideration for the spin-off, NCM received a total of $25.0 million in promissory notes from its Founding Members (approximately $8.3 million from each Founding Member). Interest on the promissory note is at a fixed rate of 5% per annum, compounded annually. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. The Company paid the sixth and final annual installment related to the promissory note in December 2019. As of December 31, 2019, Cinemark and Regal also amended and restated their respective ESAs with NCM in connection with the spin-off. The ESAs were modified to remove those provisions addressing the rights and obligations related to digital programing services of the Fathom Events business. Those provisions are now contained in the Amended and Restated Digital Programming Exhibitor Services Agreements (the “Digital ESAs”) that were entered into on December 26, 2013 by NCM and each of the Founding Members. These Digital ESAs were then assigned by NCM to AC JV as part of the Fathom spin-off.

Summary Financial Information

Investments in non-consolidated affiliates accounted for under the equity method as of December 31, 2019, include interests in SV Holdco, DCM, DCIP, AC JV, DCDC, SCC, 55 theatres in Europe, four U.S. motion picture theatres, and other immaterial investments.

Condensed financial information of the Company’s significant non-consolidated equity method investments is shown below with amounts presented under U.S. GAAP:

	December 31, 2019
(In millions)	DCIP	Other	Total
Current assets	$51.4	$287.9	$339.3
Noncurrent assets	568.0	275.3	843.3
Total assets	619.4	563.2	1,182.6
Current liabilities	64.6	157.8	222.4
Noncurrent liabilities	10.4	250.1	260.5
Total liabilities	75.0	407.9	482.9
Stockholders’ equity	544.4	155.3	699.7
Liabilities and stockholders’ equity	619.4	563.2	1,182.6
The Company’s recorded investment (1)	$151.0	$88.1	$239.1

	December 31, 2018
(In millions)	DCIP	Other	Total
Current assets	$57.9	$170.4	$228.3
Noncurrent assets	684.3	201.0	885.3
Total assets	742.2	371.4	1,113.6
Current liabilities	60.7	99.4	160.1
Noncurrent liabilities	132.1	207.7	339.8
Total liabilities	192.8	307.1	499.9
Stockholders’ equity	549.5	64.3	613.8
Liabilities and stockholders’ equity	742.2	371.4	1,113.6
The Company’s recorded investment (1)	$152.5	$79.9	$232.4
(1)	Certain differences in the Company’s recorded investments, and its proportional ownership share resulting from the acquisition of Holdings by Wanda on August 30, 2012, where the investments were recorded at fair value, are amortized to equity in (earnings) losses of non-consolidated entities over the estimated useful lives of the underlying assets and liabilities. Other non-amortizing differences are considered to represent goodwill and are evaluated for impairment annually.

Condensed financial information of the Company’s significant non-consolidated equity method investments is shown below and amounts are presented under U.S. GAAP for the periods of ownership by the Company:

	Year Ended December 31, 2019
(In millions)	DCIP	Other	Total
Revenues	$172.2	$522.3	$694.5
Operating costs and expenses	94.3	489.4	583.7
Net earnings	$77.9	$32.9	$110.8

	Year Ended December 31, 2018
(In millions)	NCM (1)	DCIP	Other	Total
Revenues	$193.9	$176.7	$532.2	$902.8
Operating costs and expenses	171.9	81.9	489.2	743.0
Net earnings	$22.0	$94.8	$43.0	$159.8
(1)	The NCM condensed financial information represents the period January 1, 2018 through the date the sale closed July 5, 2018.

	Year Ended December 31, 2017
(In millions)	NCM	DCIP	Other	Total
Revenues	$426.1	$177.4	$581.9	$1,185.4
Operating costs and expenses	324.2	84.3	550.9	959.4
Net earnings	$101.9	$93.1	$31.0	$226.0

The components of the Company’s recorded equity in earnings (losses) of non-consolidated entities are as follows:

	Year Ended	Year Ended	Year Ended
(In millions)	December 31, 2019	December 31, 2018	December 31, 2017
National CineMedia(1)	$—	$17.9	$(216.3)
Digital Cinema Implementation Partners, LLC	25.4	29.1	28.6
Other	5.2	39.7	2.5
The Company’s recorded equity in earnings (losses)	$30.6	$86.7	$(185.2)
(1)	Includes both NCM, LLC and NCM, Inc.

The Company recorded the following changes in the carrying amount of its investment in NCM LLC and equity in earnings of NCM LLC during the years ended December 31, 2019, December 31, 2018, and December 31, 2017:

			Accumulated			G&A:
		Exhibitor	Other		Equity in	Mergers and
	Investment	Services	Comprehensive	Cash	(Earnings)	Acquisitions	Advertising
(In millions)	in NCM	Agreement(1)	(Income)/Loss	Received	Losses	Expense	(Revenue)
Ending balance at December 31, 2016	$323.9	$(359.2)	$(4.0)
Receipt of common units	235.2	(235.2)	—	$—	$—	$—	$—
Receipt of excess cash distributions	(28.6)	—	—	28.6	—	—	—
Surrender of common units for transferred theatres	(36.4)	35.7	—	—	0.7	—	—
Surrender of common units for make whole agreement	(23.1)	—	—	—	0.5	22.6	—
Other-than-temporary impairment loss - held for sale	(206.3)	—	—	—	206.3	—	—
Units exchanged for NCM, Inc. common shares	(116.5)	—	—	—	—	—	—
Equity in earnings	15.3	—	1.5	—	(16.8)	—	—
Equity in loss from amortization of basis difference	(2.4)	—	—	—	2.4	—	—
Amortization of ESA	—	27.8	—	—	—	—	(27.8)
Ending balance at December 31, 2017	$161.1	$(530.9)	$(2.5)	$28.6	$193.1	$22.6	$(27.8)
ASC 606 revenue recognition change in amortization method	—	(52.9)	—	—	—	—	—
Surrender of common units for common unit adjustment	(6.3)	5.2	—	—	1.1	—	—
Receipt of excess cash distributions	(15.3)	—	—	15.3	—	—	—
Impairment loss - held for sale	(14.4)	—	—	—	14.4	—	—
Expenses on sale of NCM common units	—	—	—	(1.4)	1.4	—	—
Sale of NCM common units	(128.3)	—	2.4	156.8	(30.9)	—	—
Equity in earnings	3.2	—	0.1	—	(3.3)	—	—
Amortization of ESA	—	14.6	—	—	—	—	(14.6)
Ending balance at December 31, 2018	$—	$(564.0)	$—	$170.7	$(17.3)	$—	$(14.6)
Receipt of NCM shares	—	(1.4)	—	—	—	—	—
Amortization of ESA	—	15.7	—	—	—	—	(15.7)
Ending balance at December 31, 2019	$—	$(549.7)	$—	$—	$—	$—	$(15.7)
(1)	Represents the unamortized portion of the ESA with NCM. Such amounts are being amortized to other theatre revenues over the remainder of the 30-year term of the ESA ending in 2037. See Note 1—The Company and Significant Accounting Policies and Note 2—Revenue Recognition for information on the effects of adopting ASC 606.

Related Party Transactions

The Company recorded the following related party transactions with equity method investees:

	As of	As of
(In millions)	December 31, 2019	December 31, 2018
Due from DCM for on-screen advertising revenue	$4.2	$2.8
Loan receivable from DCM	0.7	0.6
Due from DCIP for warranty expenditures	3.5	3.4
Deferred rent liability for digital projectors related to DCIP	—	(7.8)
Due to AC JV for Fathom Events programming	(0.8)	(2.5)
Due from Screenvision for on-screen advertising revenue	3.4	2.7
Due from Nordic JVs	2.5	2.6
Due to Nordic JVs for management services	(1.6)	(1.7)
Due from SCC related to the joint venture	8.3	—
Due to U.S. theatre partnerships	(1.0)	(0.9)

		Year Ended
(In millions)	Condensed Consolidated Statement of Operations	December 31, 2019	December 31, 2018	December 31, 2017
DCM screen advertising revenues	Other revenues	$22.4	$20.1	$23.3
DCIP equipment rental expense	Operating expense	3.6	6.5	5.7
Gross exhibition cost on AC JV Fathom Events programming	Film exhibition costs	13.6	12.9	12.5
Screenvision screen advertising revenues	Other revenues	15.6	15.1	14.0

NOTE 7—SUPPLEMENTAL BALANCE SHEET INFORMATION

Assets held for sale, other assets and liabilities consist of the following:

(In millions)	December 31, 2019	December 31, 2018
Other current assets:
Income taxes receivable	$11.7	$24.7
Prepaids (1)	63.4	99.8
Merchandise inventory	37.5	35.2
Other	30.8	38.1
	$143.4	$197.8
Other long-term assets:
Investments in real estate	$16.8	$16.2
Deferred financing costs revolving credit facility	11.3	6.7
Investments in equity method investees	239.1	232.4
Computer software	115.8	104.3
Investment in common stock	28.0	30.9
Pension asset	19.6	25.7
Derivative asset	38.0	55.7
Other	34.4	33.6
	$503.0	$505.5
Accrued expenses and other liabilities:
Taxes other than income	$75.2	$73.4
Interest	21.2	32.6
Payroll and vacation	43.8	39.6
Current portion of casualty claims and premiums	12.6	11.2
Accrued bonus	32.5	39.6
Theatre and other closure (1)	—	5.6
Accrued licensing and percentage rent	24.7	18.9
Current portion of pension	0.5	0.3
Other	114.1	157.3
	$324.6	$378.5
Other long-term liabilities:
Unfavorable lease obligations (1)	$—	$176.6
Deferred rent (1)	—	518.5
Pension	59.9	54.6
Deferred gain (2)	—	102.4
Casualty claims and premiums	17.9	15.2
Theatre and other closure (1)	—	12.5
Other	118.1	83.3
	$195.9	$963.1
(1)	See Note 1—The Company and Significant Accounting Policies for information regarding the reclassification of prepaid rent, unfavorable lease obligations, deferred rent including landlord allowances and theatre closure liabilities as a reduction to the opening lease ROU asset balances, as required by ASC 842.
(2)	See Note 3—Leases for information regarding the derecognition of deferred gains from sale leaseback transactions for the cumulative effect adjustment to accumulated deficit as of January 1, 2019, as required by ASC 842.

NOTE 8—CORPORATE BORROWINGS AND FINANCE LEASE OBLIGATIONS

A summary of the carrying value of corporate borrowings and capital and financing lease obligations is as follows:

(In millions)	December 31, 2019	December 31, 2018
Senior Secured Credit Facility-Term Loan due 2022	$—	$854.2
Senior Secured Credit Facility-Term Loan due 2023	—	491.2
Senior Secured Credit Facility-Term Loan due 2026 (5.23% as of December 31, 2019)	1,985.0	—
Odeon Revolving Credit Facility Due 2022	—	$11.9
6.0% Senior Secured Notes due 2023	—	230.0
2.95% Senior Unsecured Convertible Notes due 2024	600.0	600.0
5.875% Senior Subordinated Notes due 2022	—	375.0
6.375% Senior Subordinated Notes due 2024 (£500 million par value)	655.8	634.1
5.75% Senior Subordinated Notes due 2025	600.0	600.0
5.875% Senior Subordinated Notes due 2026	595.0	595.0
6.125% Senior Subordinated Notes due 2027	475.0	475.0
5.0% Promissory Note payable to NCM due 2019	—	1.3
	$4,910.8	$4,867.7
Finance lease obligations(1)	99.9	560.2
Debt issuance costs	(88.8)	(104.3)
Net discounts	(69.1)	(64.4)
Derivative liability	0.5	24.0
	$4,853.3	$5,283.2
Less:
Current maturities corporate borrowings	(20.0)	(15.2)
Current maturities finance lease obligations	(10.3)	—
Current maturities capital and financing lease obligations	—	(67.0)
	$4,823.0	$5,201.0
(1)	See Note 3—Leases for information about the derecognition of existing liabilities for certain sale leaseback transactions for the cumulative effect adjustment to accumulated deficit as of January 1, 2019, as required by ASC 842.

The following table provides the principal payments required and maturities of corporate borrowings as of December 31, 2019:

Principal
Amount of
Corporate
(In millions)	Borrowings
2020	$20.0
2021	20.0
2022	20.0
2023	20.0
2024	1,275.8
Thereafter	3,555.0
Total	$4,910.8

Senior Secured Credit Facility

The Senior Secured Credit Facility is with a syndicate of banks and other financial institutions. The Senior Secured Credit Facility also provides for a Revolving Credit Facility, including a borrowing capacity which is available for letters of credit and for swingline borrowings on same-day notice.

Sixth Amendment to Credit Agreement. On April 22, 2019, the Company entered into the Sixth Amendment to Credit Agreement (the “Sixth Amendment”) amending the Credit Agreement dated April 30, 2013, by and among the

Company, each lender party thereto and Citicorp North America, Inc. (“Citi”), as administrative agent. After giving effect to the Sixth Amendment, the Credit Agreement provides for senior secured financing of $2,225.0 million in aggregate, consisting of (1) $2,000.0 million in aggregate principal amount of senior secured tranche B loans maturing April 22, 2026 (the “Term Loan Facility”) and (2) a $225.0 million senior secured revolving credit facility (which includes borrowing capacity available for letters of credit) maturing April 22, 2024 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”). The loans were used to repay all of the Company’s existing term loans in an aggregate principal amount of approximately $1,338.5 million and to fund the redemptions of the 5.875% Senior Subordinated Notes due 2022 and the 6.0% Senior Secured Notes due 2023. The Company recorded a loss of $16.6 million during the year ended December 31, 2019 related to these transactions, comprised of $14.1 million of extinguishment losses and $2.5 million of third party costs related to the modification of the Term Loans under the Senior Secured Credit Facility.

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

Borrowings under the Term Loan Facility will bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the prime rate of Citi and (c) LIBOR determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) an applicable margin plus LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. Borrowings under the Revolving Credit Facility will bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the prime rate of Citi and (c) LIBOR determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. As of December 31, 2019, the applicable margins for LIBOR borrowings under the Term Loan Facility and the Revolving Credit Facility are 3.00% and 2.50%, respectively.

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

Odeon Revolving Credit Facility

On December 7, 2017, the Company entered into a Revolving Credit Facility Agreement (“Odeon Revolving Credit Facility”) with Citigroup Global Markets Limited, Lloyds Bank PLC, Barclays Bank PLC and Bank of America Merrill Lynch International Limited as arrangers. The lenders make available a multicurrency revolving credit facility in an aggregate amount of £100.0 million ($131.2 million as of December 31, 2019). As of December 31, 2019, there were no borrowings outstanding and Odeon had £89.2 million ($117.0 million) available for borrowing, net of £10.8 million ($14.2 million) outstanding letters of credit (subject to limitations on the incurrence of indebtedness in the Company’s various debt instruments). The interest rate on each loan when drawn down under the Odeon Revolving Credit Facility is 2.5% plus IBOR (meaning LIBOR, EURIBOR, CIBOR or STIBOR as applicable) per annum. The undrawn commitment fee is 0.5% of the undrawn amount per annum. All assets located in England and Wales have been pledged as collateral.

Senior Unsecured Convertible Notes due 2024

The carrying value of the Senior Unsecured Convertible Notes due 2024 is as follows:

	Carrying Value	Additional	Increase	Carrying Value	Increase	Carrying Value
	at Issuance on	Deferred	to Expense	as of	to Expense	as of
(In millions)	September 14, 2018	Charges	(Income)	December 31, 2018	(Income)	December 31, 2019
Principal balance	$600.0	$—	$—	$600.0	$—	$600.0
Discount	(90.4)	—	3.7	(86.7)	13.0	(73.7)
Debt issuance costs	(12.5)	(1.1)	0.6	(13.0)	1.8	(11.2)
Derivative liability	90.4	—	(66.4)	24.0	(23.5)	0.5
Carrying Value	$587.5	$(1.1)	$(62.1)	$524.3	$(8.7)	$515.6

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

The Company bifurcated the conversion feature from the principal balance of the Convertible Notes due 2024 as a derivative liability because (1) a conversion feature is not clearly and closely related to the debt instrument and the reset of the conversion price discussed in the following paragraph causes the conversion feature to not be considered indexed to the Company’s equity, (2) the conversion feature standing alone meets the definition of a derivative, and (3) the Convertible Notes due 2024 are not remeasured at fair value each reporting period with changes in fair value recorded in the consolidated statement of operations. The initial derivative liability of $90.4 million is offset by a discount to the principal balance and is amortized to interest expense resulting in an effective rate of 5.98% over the term of the Convertible Notes due 2024. The Company also recorded debt issuance costs of approximately $13.6 million related to the issuance of the Convertible Notes due 2024 and will amortize those costs to interest expense under the effective interest method over the term of the Convertible Notes due 2024. The Company recorded interest expense for the year ended December 31, 2019 of $32.6 million and for the period from September 14, 2018 to December 31, 2018 of $9.7 million. The derivative liability is remeasured at fair value each reporting period with changes in fair value recorded in the consolidated statement of operations as other expense or income. See Note 12—Fair Value

Measurements for a discussion of the valuation methodology. For the years ended December 31, 2019 and December 31, 2018, this resulted in other expense (income) of $(23.5) million and $(66.4) million, respectively. The principal balance exceeded the if-converted value of the Convertible Notes due 2024 by approximately $370.8 million as of December 31, 2019 based on the closing price per share of the Company’s common stock of $7.24 per share.

Upon conversion by a holder thereof, the Company shall deliver, at its election, either cash, shares of the Company’s Class A common stock or a combination of cash and shares of the Company’s Class A common stock at a conversion rate of 52.7704 per $1,000 principal amount of the Convertible Notes due 2024 (which represents an initial conversion price of $18.95), in each case subject to customary anti-dilution adjustments. As of December 31, 2019, the $600.0 million principal balance of the Convertible Notes due 2024 would be convertible into 31,662,269 shares of Class A common stock. In addition to typical anti-dilution adjustments, in the event that the then-applicable conversion price is greater than 120% of the average of the volume-weighted average price of the Company’s Class A common stock for the ten days prior to the second anniversary of issuance (the “Reset Conversion Price”), the conversion price for the Convertible Notes due 2024 is subject to a reset provision that would adjust the conversion price downward to such Reset Conversion Price. However, this conversion price reset provision is subject to a conversion price floor such that the shares of the Company’s Class A common stock issuable upon conversion would not exceed 30% of the Company’s then outstanding fully-diluted share capital after giving effect to the conversion. In addition, a trigger of the reset provision would result in up to 5,666,000 shares of the Company’s Class B common stock held by Wanda becoming subject to forfeiture and retirement by the Company at no additional cost pursuant to the stock repurchase agreement between the Company and Wanda discussed in Note 9—Stockholders’ Equity. This cancellation agreement is a contingent call option for the forfeiture shares, which is a freestanding derivative measured at fair value on a recurring basis. The feature is contingent on the same reset of the conversion price which is part of the conversion feature. The initial derivative asset of $10.7 million is offset by a credit to stockholders’ equity related to the Class B common stock purchase and cancellation. The forfeiture shares feature is not clearly and closely related to the Convertible Notes due 2024 host and it is bifurcated and accounted for as a derivative asset measured at fair value through earnings each reporting period with changes in fair value recorded in the consolidated statement of operations as other expense or income. See Note 12—Fair Value Measurements for a discussion of the valuation methodology. For the years ended December 31, 2019 and December 31, 2018, this resulted in other expense (income) of $17.7 million and $(45.0) million, respectively. Additionally, the conversion rate will be adjusted if any cash dividend or distribution is made to all or substantially all holders of the Company’s common stock (other than the special dividend referenced above and a regular, quarterly cash dividend that does not exceed $0.20 per share until the second anniversary of issuance and $0.10 per share thereafter). Any Convertible Notes due 2024 that are converted in connection with a Make-Whole Fundamental Change (as defined in the Indenture (the “Indenture”) governing the Convertible Notes due 2024) are, under certain circumstances, entitled to an increase in the conversion rate.

The Company has the option to redeem the Convertible Notes due 2024 for cash on or after the fifth anniversary of issuance at par if the price for the Company’s Class A common stock is equal to or greater than 150% of the then applicable conversion price for 20 or more trading days out of a consecutive 30 day trading period (including the final three trading days), at which time the holders have the option to convert. The Company also has the option to redeem the Convertible Notes due 2024, between the second and third anniversary of issuance, if the reset provision described above is triggered at a redemption price in cash that would result in the noteholders realizing a 15% internal rate of return from the date of issuance regardless of when any particular noteholder acquired its Convertible Notes due 2024. The Company also bifurcated this redemption feature from the principal balance of the Convertible Notes due 2024 and considered it as a part of the overall fair value of the derivative liability. For the years ended December 31, 2019 and December 31, 2018, the Company recorded other income of $23.5 million and $66.4 million, respectively, related to the decrease in fair value of its derivative liability for the Convertible Notes due 2024.

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

Financial Covenants

Each indenture relating to the Convertible Notes due 2024, the Sterling Notes due 2024, the Notes due 2025, the Notes due 2026, and the Notes due 2027 allows the Company to incur specified permitted indebtedness (as defined therein) without restriction. Each indenture also allows the Company to incur any amount of additional debt as long as it can satisfy the coverage ratio of each indenture, after giving effect to the indebtedness on a pro forma basis. Under the indentures for the Convertible Notes due 2024, the Sterling Notes due 2024, the Notes due 2025, the Notes due 2026, and the Notes due 2027 at December 31, 2019, the Company could borrow approximately $215.0 million, net of $10.0 million in outstanding letters of credit available under its Revolving Credit Facility. If the Company cannot satisfy the coverage ratios of the indentures, generally it can borrow an additional amount under the Senior Secured Credit Facility.

The indentures also contain restrictions on the Company’s ability to pay dividends. Under the most restrictive provision set forth in the note indenture for the Notes due 2025, as of December 31, 2019, the Company could not make dividend payments in excess of approximately $2.7 billion in the aggregate. As of December 31, 2019, the Company had $332.0 million available for borrowing under its Senior Secured Revolving Credit Facility and Odeon Revolving Credit Facility.

As of December 31, 2019, the Company was in compliance with all financial covenants relating to the Senior Secured Credit Facility, Odeon’s Revolving Credit Facility Agreement, the Convertible Notes due 2024, the Sterling Notes due 2024, the Notes due 2025, the Notes due 2026 and the Notes due 2027.

NOTE 9—STOCKHOLDERS’ EQUITY

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

Dividends

The following is a summary of dividends and dividend equivalents declared to stockholders during the year ended December 31, 2019:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 15, 2019	March 11, 2019	March 25, 2019	$0.20	$21.3
May 3, 2019	June 10, 2019	June 24, 2019	0.20	21.3
August 2, 2019	September 9, 2019	September 23, 2019	0.20	21.3
October 24, 2019	December 2, 2019	December 16, 2019	0.20	21.0

During the year ended December 31, 2019, the Company paid dividends and dividend equivalents of $84.1 million and accrued $2.3 million for the remaining unpaid dividends at December 31, 2019. The aggregate dividends paid for Class A common stock, Class B common stock, and dividend equivalents were approximately $41.7 million, $41.4 million, and $1.0 million, respectively.

On February 26, 2020, the Company declared a cash dividend in the amount of $0.03 per share on Class A and Class B common stock, payable on March 23, 2020 to stockholders of record on March 9, 2020. The dividend decrease of $0.17 per share compared to the Company’s previous historical declarations of $0.20 per share reduces the total dividend payout for the quarter by approximately $18.0 million.

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

Related Party Transactions

As of December 31, 2019 and December 31, 2018, the Company recorded a receivable due from Wanda of $0.8 million and $0.9 million, respectively for reimbursement of general administrative and other expense incurred on behalf of Wanda. Total reimbursements of other expenses from Wanda were $0.4 million, $0.0 million and $0.6 million for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively. The Company’s majority shareholder, Wanda, owns Legendary Entertainment, a motion picture production company. The Company will occasionally play Legendary’s films in its theatres, as a result of transactions with independent film distributors.

On September 14, 2018, the Company entered into the Investment Agreement with Silver Lake Alpine, L.P., an affiliate of Silver Lake Group, L.L.C. (“Silver Lake”), relating to the issuance to Silver Lake (or its designated affiliates) of $600.0 million principal amount of the Convertible Notes due 2024. See Note 8—Corporate Borrowings and Finance Lease Obligations - Senior Unsecured Convertible Notes due 2024 for more information.

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

On September 14, 2018, the Company used the proceeds from the Convertible Notes due 2024, and pursuant to a stock repurchase agreement between the Company and Wanda, repurchased 24,057,143 shares of Class B common stock at a price of $17.50 per share or $421.0 million and associated legal fees of $2.6 million. As of December 31, 2019, Wanda owns 49.85% of AMC through its 51,769,784 shares of Class B common stock. With the three-to-one voting ratio between Class B and Class A common stock, Wanda retains voting control of AMC with 74.89% of the voting power of the Company’s common stock. As discussed in Note 8, up to 5,666,000 shares of Class B common stock are subject to forfeiture for no consideration in connection with the reset provision contained in the Indenture.

Temporary Equity

Certain members of management have the right to require Holdings to repurchase the Class A common stock held by them under certain limited circumstances pursuant to the terms of a stockholders agreement. Beginning on January 1, 2016 (or upon the termination of a management stockholders employment by the Company without cause, by the management stockholder for good reason, or due to the management stockholders death or disability) management stockholders had the right, in limited circumstances, to require Holdings to purchase shares that were not fully and freely tradeable at a price equal to the price per share paid by such management stockholder with appropriate adjustments for any subsequent events such as dividends, splits, or combinations. The shares of Class A common stock, subject to the stockholder agreement, were classified as temporary equity, apart from permanent equity, as a result of the contingent redemption feature contained in the stockholder agreement. The Company determined the amount reflected in temporary equity for the Class A common stock based on the price paid per share by the management stockholders and Wanda on August 30, 2012, the date Wanda acquired Holdings.

As of January 1, 2019, the remaining management employees who held 75,712 shares relinquished their put rights and the related share amount of $0.4 million was reclassified to additional paid in capital, a component of stockholders’ equity.

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

Repurchases were made at management's discretion from time to time through open-market transactions including block purchases, through privately negotiated transactions, or otherwise until mid-August 2019 in accordance with all applicable securities laws and regulations. The extent to which AMC repurchases its shares, and the timing of such repurchases, depended upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements, and other corporate considerations, as determined by AMC’s management team. Repurchases were made under a Rule 10b5-1 plan, which permitted common stock to be repurchased when the Company’s management might otherwise be precluded from doing so under insider trading laws. The repurchase program did not obligate the Company to repurchase any minimum dollar amount or number of shares and may be suspended for periods or discontinued at any time. During the year ended December 31, 2018, the Company repurchased 500,000 shares of Class A common stock at a cost of approximately $8.2 million. During the year ended December 31, 2017, the Company repurchased 3,195,856 shares of Class A common stock at a cost of $47.5 million. The program expired on August 2, 2019.

Stock-Based Compensation

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan provides for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSU’s”), performance stock units (“PSU’s), stock awards, and cash performance awards. The maximum number of shares of Holdings’ common stock available for delivery pursuant to awards granted under the 2013 Equity Incentive Plan is 9,474,000 shares. At December 31, 2019, the aggregate number of shares of Holdings’ common stock available for grant was 4,674,150 shares.

The Company recorded stock-based compensation expense of $4.4 million, $14.9 million, and $5.7 million within general and administrative: other during the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively.

2019 Stock-Based Compensation Summary (in millions):

	Amount Recognized	Amount	Expected to	Expected to	Expected to	Expected to	Expected to
	Year Ended	Unrecognized	Recognize	Recognize	Recognize	Recognize	Recognize
Grant Tranche	December 31, 2019	December 31, 2019	2020	2021	2022	2023	2024
2019 Board of Directors	$0.5	$—	$—	$—	$—	$—	$—
2019 RSU awards	3.5	7.0	3.5	3.5	—	—	—
2019 PSU awards	—	—	—	—	—	—	—
2018 RSU awards	3.1	3.0	3.0	—	—	—	—
2018 PSU awards	(5.8)	—	—	—	—	—	—
2017 RSU awards	1.6	—	—	—	—	—	—
2017 RSU NEO awards	1.4	—	—	—	—	—	—
2017 PSU awards	—	—	—	—	—	—	—
2019 RSU executive	0.1	1.6	1.1	0.3	0.2	—	—
2019 PSU executive	—	1.4	0.5	0.5	0.2	0.1	0.1
	$4.4	$13.0	$8.1	$4.3	$0.4	$0.1	$0.1

Awards Granted in 2019, 2018, and 2017

AMC’s Board of Directors approved awards of stock, RSU’s, and PSU’s to certain of the Company’s employees and directors under the 2013 Equity Incentive Plan. During years 2019, 2018, and 2017, the grant date fair value of these awards was based on the closing price of AMC’s stock on the date of grant, which ranged from $8.67 to $31.45 per share.

The award agreements generally had the following features:

●	Stock Award Agreement: The Company granted fully vested shares of Class A common stock to its independent members of AMC’s Board of Directors and recognized expense in general and administrative: other expense as summarized below:

	Vested	Recognized
	Class A	Upon
Stock Award Agreement	Common Stock	Grant
Year Granted	Granted	(in millions)
2019	32,464	$0.5
2018	28,055	0.5
2017	13,684	0.4

●	Restricted Stock Unit Award Agreement: The Company granted RSU awards to certain members of management. Each RSU represents the right to receive one share of Class A common stock at a future date. The RSUs granted during 2019, 2018, and 2017 vest over three years with 1/3 vesting in each year. These RSUs will be settled within 30 days of vesting. A dividend equivalents equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs.

		Recognized
Restricted Stock Unit		in 2019
Year Granted	Units Granted	(in millions)
2019	730,167	$3.5
2018	656,576	3.1
2017	201,726	1.6
		$8.2

●	Restricted Stock Unit Award Executive Agreement: During the year ended December 31, 2019, the Company granted RSU awards of 200,000 to an executive officer (“2019 RSU executive”) of the Company with one-half vesting on the first anniversary of employment on December 2, 2020 and the remaining one-half vesting ratably over a three year period ending on December 2, 2022. All unvested RSUs shall be forfeited upon termination of services. Each RSU represents the right to receive one share of Class A common stock at a future date. These RSUs will be settled within 30 days of vesting. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs. The Company recognized approximately $0.1 million of expense in general and administrative: other expense during the year ended December 31, 2019.
●	Restricted Stock Unit Named Executive Officer Award Agreement: During the year ended December 31, 2017, RSU awards of 129,214 units were granted to certain executive officers covered by Section 162(m) of the Internal Revenue Code (“2017 RSU NEO awards”). The RSUs will be forfeited if AMC does not achieve a specified cash flow from operating activities target for each of the years ended on December 31, 2017, 2018 and 2019. The RSUs vest over three years with 1/3 vesting in each of 2017, 2018 and 2019 if the cash flow from operating activities target is met. The vested RSUs will be settled within 30 days of vesting. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs. The grant date fair value was $4.1 million based on the probable outcome of the performance targets and a stock price of $31.45 on March 31, 2017. The Company recognized expense for these awards of $1.4 million, $1.3 million, and $1.4 million in general and administrative: other expense, during the each of the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively, based on achievement of the performance condition for 2019, 2018, and 2017.

During the year ended December 31, 2016, RSU awards of 135,981 units were granted to certain executive officers covered by Section 162(m) of the Internal Revenue Code (“2016 RSU NEO awards”). The RSUs will be forfeited if AMC does not achieve a specified cash flow from operating activities target for each of the years ending December 31, 2016, 2017 and 2018. The RSUs vest over three years with 1/3 vesting in each of 2016, 2018 and 2019 if the cash flow from operating activities target is met. The vested RSUs will be settled within 30 days of vesting. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the RSUs began to accrue with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs. The grant date fair value was $3.4 million based on the probable outcome of the performance targets and a stock price of $24.88 on March 1, 2016. The Company recognized expense for these awards of $1.1 million in general and administrative: other expense, during each the of years ended December 31, 2018 and December 31, 2017, respectively, based on achievement of the performance conditions for 2018 and 2017.

●	Performance Stock Unit Award Agreement: During the year ended December 31, 2019, PSU awards of 730,167 were granted to certain members of management and executive officers, with three-year cumulative Adjusted EBITDA, diluted earnings per share, and net profit performance target conditions and service conditions, covering a performance period beginning January 1, 2019 and ending on December 31, 2021. The PSUs will vest based on achieving 80% to 120% of the performance targets with the corresponding vested unit amount ranging from 30% to 200%. If the performance target is met at 100%, the PSU awards granted during the year ended December 31, 2019 will vest at 730,167 units in the aggregate. No PSUs will vest if Holdings does not achieve 80% of the three-year cumulative Adjusted EBITDA, diluted earnings per share, and net profit performance target. Additionally, unvested PSU’s shall be ratably forfeited upon termination of service prior to December 31, 2021. If service terminates prior to January 2, 2020, all unvested PSU’s shall be forfeited, if service terminates prior to January 2, 2021, 2/3 of unvested PSU’s shall be forfeited and if service terminates prior to January 4, 2022, 1/3 of unvested PSU’s shall be forfeited. The vested PSUs will be settled within 30 days of vesting which will occur upon certification of performance results by the Compensation Committee of the Board of Directors. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the PSUs began to accrue with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the PSUs. During the third quarter of 2019, the Company determined that achieving the three-year net profit performance thresholds of the 2019 Performance Stock Units was no longer probable and ceased accruing any additional expense on these units. At December 31, 2019, the Company determined that achieving the three-year net profit performance thresholds was improbable and reversed all previously recorded expense. If the Company later determines that the performance thresholds are probable, then historical expense would be reinstated, and the Company would resume recognizing expense. The Company did not recognize any expense for these awards in general and administrative: other expense, during the year ended December 31, 2019 and ceased accruing any expense on these units.

During the year ended December 31, 2018, PSU awards were granted to certain members of management and executive officers with three-year cumulative net profit, Adjusted EBITDA, and diluted earnings per share performance target conditions and service conditions, covering a performance period beginning January 1, 2018 and ending on December 31, 2020. During the third quarter of 2019, the Company determined that achieving the three-year net profit performance thresholds of the 2018 Performance Stock Units was no longer probable and ceased accruing any additional expense on these units. At December 31, 2019, the Company determined that achieving the three-year net profit performance thresholds was improbable and reversed all previously recorded expense. If the Company later determines that the performance thresholds are probable, then historical expense would be reinstated, and the Company would resume recognizing expense. The Company reversed all previously recorded expense and recorded a credit for these awards of $5.8 million during the year ended December 31, 2019, which reversed the expense of $5.8 million recorded during the year ended December 31, 2018 in general and administrative: other expense and ceased accruing any additional expense on these units.

During the year ended December 31, 2017, PSU awards were granted to certain members of management and executive officers with three-year cumulative net profit, Adjusted EBITDA, and diluted earnings per share performance target conditions and service conditions, covering a performance period beginning January 1, 2017 and ending on December 31, 2019. During the year ended December 31, 2017, the Company determined that achieving the three-year performance thresholds of the 2017 Performance Stock Units was improbable and reversed $1.8 million of stock-based compensation expense and ceased accruing any additional expense on these units. The Company did not recognize any further expense in years 2019 and 2018.

During the year ended December 31, 2016, PSU awards were granted to certain members of management and executive officers, with both a three-year cumulative adjusted free cash flow and net earnings performance target condition and a service condition, covering a performance period beginning January 1, 2016 and ended on December 31, 2018. During the year ended December 31, 2017, the Company determined that achieving the three-year performance thresholds of the 2016 Performance Stock Units was improbable and reversed $2.0 million of stock-based compensation expense and ceased accruing any additional expense on these units. The Company did not recognize any further expense in 2018.

●	Performance Stock Unit Executive Award Agreement: During the year ended December 31, 2019, a PSU market condition award of 300,000 was granted to an executive officer of the Company that will vest based upon achieving target prices for the Company’s common stock (“2019 PSU executive”). Achievement of the target prices will be determined using the volume weighted average closing price of the Company’s Class A common stock over a 20 trading-day period. Any unvested PSUs remaining after 10 years will be forfeited. If service is terminated prior to December 2, 2029, all unvested PSUs shall be forfeited. The target prices and vesting tranches are set forth in the table below:

Target Stock Price	PSUs Vesting
$15.00	75,000
$20.00	75,000
$25.00	75,000
$30.00	75,000

The vested PSUs will be settled within 30 days of vesting. A dividend equivalent equal to the amount paid in respect of one share of Class A common stock underlying the PSUs began to accrue with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the PSUs.

The Company used the Monte Carlo simulation model to estimate the fair value of the PSUs. This model utilizes multiple input variables to estimate the probability that the market conditions will be achieved. The Company used the following assumptions in determining the fair value of the PSUs:

Year Ended December 31, 2019
Expected stock price volatility	45.0%
Expected dividend yield	9.23%
Risk-free interest rate	1.83%
Grant-date stock price	$8.67

The expected stock price volatility is based on the historical volatility of the Company’s stock for a period equivalent to the derived service period. The expected dividend yield is based on annual expected dividend payments. The risk-free interest rate is based on the treasury yield rates as of the date of grant for a period equivalent to the performance measurement period. The fair value of each PSU is amortized over the requisite or derived service period, which is up to 4.6 years. The PSUs granted during the year ended December 31, 2019 have a grant date fair value of $1.4 million. Since the award was granted in December 2019, the Company recognized an immaterial amount of expense for these awards in general and administrative: other expense, during the year ended December 31, 2019.

●	Performance Stock Unit Transition Award: In recognition of the shift in 2016 from one-year to three-year performance periods for annual equity awards, on March 31, 2017, PSU transition awards were granted to certain members of management and executive officers, with net profit, Adjusted EBITDA, and diluted earnings per share performance target conditions and a service condition, covering a performance period beginning January 1, 2017 and ended on December 31, 2017.

No PSU Transition Awards vested in 2017 as the Company did not meet the fiscal year 2017 net profit threshold, and as a result, all of the PSUTs were forfeited and the units were returned to the 2013 Employee Incentive Plan pool.

The following table represents the nonvested RSU and PSU activity for the years ended December 31, 2019, December 31, 2018 and December 31, 2017:

		Weighted
		Average
	Shares of RSU	Grant Date
	and PSU	Fair Value
Beginning balance at January 1, 2017	556,510	$24.88
Granted	701,788	31.23
Vested	(92,722)	24.88
Forfeited	(44,309)	28.68
Cancelled (1)	(37,426)	31.45
Beginning balance at January 1, 2018	1,083,841	$28.61
Granted	1,313,152	15.65
Vested	(408,848)	21.68
Forfeited	(53,698)	20.69
Beginning balance at January 1, 2019	1,934,447	$21.50
Granted	1,960,334	12.89
Vested	(303,201)	21.76
Forfeited	(220,632)	17.17
Cancelled	(100,855)	21.46
Nonvested at December 31, 2019	3,270,093	$15.88
(1)	No PSU Transition Awards vested as the Company did not achieve the adjusted free cash flow or net earnings minimum performance target.

NOTE 10—INCOME TAXES

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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2019 for domestic operations. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future taxable income. For the year ended December 31, 2019, the Company remained in a cumulative loss over the past three-year period.

On the basis of this evaluation, for the year ended December 31, 2017, a valuation allowance of $221.6 million was established domestically on the Company’s net deferred tax assets and considering indefinite-lived intangibles. The amount of deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income is reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for future taxable income. For the years ended December 31, 2019 and December 31, 2018, the Company maintained its domestic valuation allowance.

An international valuation allowance previously established against deferred tax assets held in Spain was released in the fourth quarter of 2019 resulting in a $41.5 million benefit to income tax expense. A significant piece of objective positive evidence evaluated was a cumulative income position over a three-year period. Statutory taxable earnings that permit the use of these deferred tax assets, primarily net operating loss carryforwards, have stabilized to a profit position with significant improvement in 2019. Strategic initiatives have provided sufficient positive evidence that has resulted in the Company concluding the realization of these deferred tax assets is more likely than not.

On December 22, 2017, the President of the United States signed into law H.R. 1 (the “Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, limiting the amount of deductible interest expense, limiting executive compensation, implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.

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

The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company does not expect it will be subject to this tax in the current and prior year and therefore has not included any tax impacts of GILTI in its consolidated financial statements for the years ended December 31, 2019 and December 31, 2018.

The BEAT provisions in the Tax Reform Act eliminates the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The Company does not expect it will be subject to this tax in the current and prior year and therefore has not included any tax impacts of BEAT in its consolidated financial statements for the years ended December 31, 2019 and December 31, 2018.

The income tax provision (benefit) reflected in the consolidated statements of operations consists of the following components:

	Year Ended
(In millions)	December 31, 2019	December 31, 2018	December 31, 2017
Current:
Federal	$(0.1)	$(0.5)	$(13.4)
Foreign	8.4	5.0	5.3
State	2.9	15.5	4.4
Total current	11.2	20.0	(3.7)
Deferred:
Federal	(4.2)	0.8	116.4
Foreign	(42.8)	(7.5)	(5.5)
State	13.3	0.3	46.9
Total deferred	(33.7)	(6.4)	157.8
Total provision (benefit)	$(22.5)	$13.6	$154.1

The Company generated alternative minimum taxes for the year ended December 31, 2017, which fully offset the taxes due to the utilization of tax credits. Under the Tax Reform Act, alternative minimum tax credit will be refundable in the future. The Company has reclassed the alternative minimum tax credits from deferred tax assets to an income tax receivable.

Pre-tax income (losses) consisted of the following:

	Year Ended
(In millions)	December 31, 2019	December 31, 2018	December 31, 2017
Domestic	$(165.1)	$154.4	$(362.3)
Foreign	(6.5)	(30.7)	29.2
Total	$(171.6)	$123.7	$(333.1)

The difference between the effective tax rate on earnings (loss) from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

	Year Ended
(In millions)	December 31, 2019	December 31, 2018	December 31, 2017
Income tax expense (benefit) at the federal statutory rate	$(36.0)	$26.0	$(116.6)
Effect of:
State income taxes	(7.2)	8.9	(17.6)
Increase in reserve for uncertain tax positions	8.4	5.2	2.1
Federal and state credits	(6.5)	(5.9)	(5.2)
Permanent items - transaction costs	—	—	2.0
Permanent items - other	(6.6)	5.7	(9.4)
Foreign rate differential	11.8	(5.9)	(15.3)
Change in legislation	—	—	88.6
Other	(10.6)	9.7	4.9
Valuation allowance	24.2	(30.1)	220.6
Income tax expense (benefit)	$(22.5)	$13.6	$154.1
Effective income tax rate	13.1%	11.0%	(46.3)%

The valuation allowance expense reflected in the 2017 tax rate reconciliation of $220.6 million consists of the initial domestic recognition of $432.0 million, net of domestic reductions due to the tax reform act of $(210.4) million and changes due to international operations of $(1.0) million.

The significant components of deferred income tax assets and liabilities as of December 31, 2019 and December 31, 2018 are as follows:

	December 31, 2019		December 31, 2018
	Deferred Income Tax		Deferred Income Tax
(In millions)	Assets	Liabilities	Assets	Liabilities
Tangible assets	$—	$(152.6)	$—	$(210.6)
ROU assets	—	(1,187.2)	—	—
Accrued liabilities	17.0	—	13.6	—
Intangible assets	—	(99.7)	—	(128.7)
Receivables	7.8	—	—	(3.7)
Investments	17.8	—	12.0	—
Capital loss carryforwards	1.2	—	1.0	—
Pension, postretirement and deferred compensation	21.6	—	21.9	—
Corporate borrowings	—	(101.8)	—	(111.6)
Disallowed interest	42.1	—	14.9	—
Deferred revenue	170.8	—	201.7	—
Lease liabilities	1,377.7	—	165.6	—
Capital and financing lease obligations	2.4	—	118.5	—
Other credit carryovers	18.0	—	17.7	—
Other comprehensive income	—	(1.0)	—	(1.0)
Net operating loss carryforwards	202.8	—	199.3	—
Total	$1,879.2	$(1,542.3)	$766.2	$(455.6)
Less: Valuation allowance	(312.8)	—	(323.6)	—
Net deferred income taxes	$1,566.4	$(1,542.3)	$442.6	$(455.6)

A rollforward of the Company’s valuation allowance for deferred tax assets is as follows:

		Additions		Charged
	Balance at	Charged	Charged	(Credited)
	Beginning of	(Credited)	(Credited) to	to Other	Balance at
(In millions)	Period	to Expenses	Goodwill	Accounts(1)	End of Period
Calendar Year 2019
Valuation allowance-deferred income tax assets	$323.6	24.2	—	(35.0)	$312.8
Calendar Year 2018
Valuation allowance-deferred income tax assets	$338.4	(30.1)	—	15.3	$323.6
Calendar Year 2017
Valuation allowance-deferred income tax assets	$112.2	220.6	(9.1)	14.7	$338.4
(1)	Primarily relates to amounts resulting from the Company’s changes in deferred tax assets and associated valuation allowance that are not related to income statement activity as well as amounts charged to other comprehensive income. In 2019, this includes $(28.6) million of valuation allowance associated with the sale of the Austria theatres.

The Company has federal income tax net operating loss carryforwards of $380.9 million. Approximately $290.9 million will begin to expire in 2020, and will completely expire in 2036, and will be limited annually due to certain change in ownership provisions of the Internal Revenue Code. Approximately $90.0 million can be used indefinitely. The Company’s foreign net operating losses of $487.2 million can be used indefinitely except for approximately $6.2 million, which will expire in various amounts between years 2022 and 2028. The Company also has state income tax loss carryforwards of $380.4 million. Approximately $374.0 million may be used over various periods ranging from 1 to 20 years. Approximately $6.4 million can be used indefinitely.

A reconciliation of the change in the amount of unrecognized tax benefits was as follows:

	Year Ended
(In millions)	December 31, 2019	December 31, 2018	December 31, 2017
Balance at beginning of period	$22.0	$15.3	$12.7
Gross increases—current period tax positions	10.5	7.3	3.2
Gross decreases—prior period tax positions	(1.5)	(0.6)	0.3
Impact of legislation change	—	—	(0.9)
Balance at end of period	$31.0	$22.0	$15.3

The Company recognizes income tax-related interest expense and penalties as income tax expense and general and administrative expense, respectively. No interest expense related to federal uncertain tax positions have been recognized for the years ended December 31, 2019, December 31, 2018, and December 31, 2017.

The Company analyzed and reviewed the remaining state uncertain tax positions to determine the necessity of accruing interest and penalties. For the years ended December 31, 2019 and December 31, 2018, the Company determined it is not necessary to accrue additional interest and penalties. The total amount of accrued interest and penalties for state uncertain tax positions at December 31, 2019 and December 31, 2018 related to prior years was $0.1 million and $0.1 million, respectively.

The total amount of net unrecognized tax benefits at December 31, 2019 and December 31, 2018 that would impact the effective tax rate, if recognized, would be $12.2 million and $15.2 million, respectively. There are currently, unrecognized tax benefits which the Company anticipates will be resolved in the next 12 months; however, the Company is unable at this time to estimate what the impact on its unrecognized tax benefits will be.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. An IRS examination of the tax year March 29, 2012 is currently ongoing. Generally, tax years beginning after March 28, 2002 are still open to examination by various taxing authorities. Additionally, as discussed above, the Company has net operating loss (“NOL”) carryforwards for tax years ended December 31, 2001 through December 31, 2019, in the U.S. and various state jurisdictions which have carryforwards of varying lengths of time. These NOLs are subject to adjustment based on the statute of limitations applicable to the return in which they are utilized, not the year in which they are generated. Various state, local and foreign income tax returns are also under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its consolidated financial statements.

NOTE 11—COMMITMENTS AND CONTINGENCIES

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

NOTE 12—FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements. The following table summarizes the fair value hierarchy of the Company’s financial assets carried at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2019 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Money market mutual funds	$0.6	$0.6	$—	$—
Derivative asset	38.0	—	—	38.0
Investments measured at net asset value (1)	11.9	—	—	—
Equity securities, available-for-sale:
Investment in NCM	0.7	0.7	—	—
Total assets at fair value	$51.2	$1.3	$—	$38.0

Corporate Borrowings:
Derivative liability	$0.5	$—	$—	$0.5
Total liabilities at fair value	$0.5	$—	$—	$0.5

		Fair Value Measurements at December 31, 2018 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Money market mutual funds	$0.5	$0.5	$—	$—
Derivative asset	55.7	—	—	55.7
Investments measured at net asset value(1)	9.6	—	—	—
Total assets at fair value	$65.8	$0.5	$—	$55.7

Corporate Borrowings:
Derivative liability	$24.0	$—	$—	$24.0
Total liabilities at fair value	$24.0	$—	$—	$24.0
(1)	The investments relate to a non-qualified deferred compensation arrangement on behalf of certain members of management. The Company has an equivalent liability for this related-party transaction recorded in other long-term liabilities for the deferred compensation obligation.

Valuation Techniques. The Company’s money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. See Note 14—Accumulated Other Comprehensive Income (Loss) for the unrealized gain on equity securities recorded in accumulated other comprehensive income.

On September 14, 2018, the Company issued Convertible Notes due 2024 with a conversion feature that gave rise to an embedded derivative instrument and a stock purchase and cancellation agreement that gave rise to a derivative asset (See Note 8—Corporate Borrowings and Finance Lease Obligations). The derivative features have been valued using a Monte Carlo simulation approach. The Monte Carlo simulation approach consists of simulated common stock prices from the valuation date to the maturity of the Convertible Notes and to September 14, 2020 for the contingent call option for forfeiture shares. Increases or decreases in the Company’s share price, the volatility of the share price, the passage of time, risk-free interest rate, discount yield, and dividend yield will all impact the value of the derivative instruments. The Company re-values the derivative instruments at the end of each reporting period and any changes are recorded in other expense (income) in the consolidated statements of operations.

Nonrecurring Fair Value Measurements. The following table summarizes the fair value hierarchy of the Company’s assets that were measured at fair value on a nonrecurring basis:

		Fair Value Measurements at December 31, 2019 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs	Total
(In millions)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)	Losses
Property, net:
Property net	$29.2	$—	$—	$29.2	$23.1
Operating lease right-of-use assets
Operating lease right-of-use assets	123.3	—	—	123.3	60.0
Other long-term assets
Property owned, net	3.0	—	—	3.0	1.2
Equity interest investment	2.2	—	—	2.2	3.6
Total	$157.7	$—	$—	$157.7	87.9

Long-lived assets held and used, operating lease right-of-use assets, a property held and not used, and an equity interest investment without a readibly determinable fair value were considered impaired and were written down to their fair value at December 31, 2019 of $157.7 million. There is considerable management judgment with respect to cash flow estimates and discount rates used in determining fair value, and therefore are classified as Level 3 measurements within the fair value measurement hierarchy. See Note 1—The Company and Significant Accounting Policies for further information.

Fair Value Measurements at December 31, 2018 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs	Total
(In millions)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)	Losses
Property, net:
Property owned, net	$17.3	$—	$—	$17.3	$13.8

Long-lived assets held and used and a favorable lease were considered impaired and were written down to their fair value at December 31, 2018 of $17.3 million.

Other Fair Value Measurement Disclosures. The following table summarizes the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at December 31, 2019 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$20.0	$—	$20.4	$—
Corporate borrowings	4,733.4	—	4,135.3	514.9

		Fair Value Measurements at December 31, 2018 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$15.2	$—	$13.4	$1.4
Corporate borrowings	4,707.8	—	3,909.2	475.2

Valuation Technique. Quoted market prices and observable market based inputs were used to estimate fair value for level 2 inputs. The level 3 fair value measurement represents the transaction price of the corporate borrowings under market conditions. On September 14, 2018, the Company issued $600.0 million of Convertible Notes due 2024. These notes were issued by private placement, as such there is no observable market for these Convertible Notes. The Company valued these notes at principal value less a discount reflecting a market yield to maturity. See Note 8—Corporate Borrowings and Finance Lease Obligations for further information.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

NOTE 13—OPERATING SEGMENTS

The Company reports information about operating segments in accordance with ASC 280-10, Segment Reporting, which requires financial information to be reported based on the way management organizes segments within a company for making operating decisions and evaluating performance. The Company has identified two reportable segments and reporting units for its theatrical exhibition operations, U.S. markets and International markets. The International markets reportable segment has operations in or partial interest in theatres in the United Kingdom, Germany, Spain, Italy, Ireland, Portugal, Sweden, Finland, Estonia, Latvia, Lithuania, Norway, and Denmark. Operations located in Austria were sold during the first quarter of 2019. Each segment’s revenue is derived from admissions, food and beverage sales and other ancillary revenues, primarily screen advertising, AMC Stubs® membership fees and other loyalty programs, ticket sales, gift card income and exchange ticket income. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company does not report asset information by segment because that information is not used to evaluate the performance of or allocate resources between segments.

Below is a breakdown of select financial information by reportable operating segment:

	Year Ended
Revenues (In millions)	December 31, 2019	December 31, 2018	December 31, 2017
U.S. markets	$4,023.2	$4,013.2	$3,723.5
International markets	1,447.8	1,447.6	1,355.7
Total revenues	$5,471.0	$5,460.8	$5,079.2

	Year Ended
Adjusted EBITDA (In millions)	December 31, 2019	December 31, 2018	December 31, 2017
U.S. markets (1)	$575.6	$700.5	$610.0
International markets	195.8	228.7	212.5
Total Adjusted EBITDA	$771.4	$929.2	$822.5

	Year Ended
Capital Expenditures (In millions)	December 31, 2019	December 31, 2018	December 31, 2017
U.S. markets	$369.4	$395.6	$543.7
International markets	148.7	180.7	83.1
Total capital expenditures	$518.1	$576.3	$626.8
(1)	The Company presents Adjusted EBITDA as a supplemental measure of its performance. The Company defines Adjusted EBITDA as net earnings (loss) plus (i) income tax provision, (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of the Company’s ongoing operating performance and to include attributable EBITDA from equity investments in theatre operations in International markets and any cash distributions of earnings from its other equity method investees. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, which is consistent with how Adjusted EBITDA is defined in the Company’s debt indentures.
(2)	Distributions from NCM are reported entirely within the U.S. markets segment.

Financial information about geographic area is as follows:

	Year Ended
Revenues (In millions)	December 31, 2019	December 31, 2018	December 31, 2017
United States	$4,023.2	$4,013.2	$3,723.5
United Kingdom	500.4	513.5	509.8
Spain	200.3	193.9	187.1
Italy	200.0	178.5	185.5
Sweden	177.5	192.1	154.2
Germany	135.0	114.3	129.7
Finland	103.0	101.7	77.3
Norway	37.9	34.9	17.7
Other foreign countries	93.7	118.7	94.4
Total	$5,471.0	$5,460.8	$5,079.2

	As of	As of
Long-term assets, net (In millions)	December 31, 2019	December 31, 2018
United States	$9,039.6	$5,826.5
International	3,963.1	2,888.0
Total long-term assets (1)	$13,002.7	$8,714.5
(1)	Long-term assets are comprised of property, operating lease right-of-use assets, intangible assets, goodwill, deferred tax asset, net and other long-term assets.

The following table sets forth a reconciliation of net earnings (loss) to Adjusted EBITDA:

	Year Ended
(In millions)	December 31, 2019	December 31, 2018	December 31, 2017
Net earnings (loss)	$(149.1)	$110.1	$(487.2)
Plus:
Income tax provision (benefit)	(22.5)	13.6	154.1
Interest expense	340.8	342.3	274.0
Depreciation and amortization	450.0	537.8	538.6
Impairment of long-lived assets	84.3	13.8	43.6
Certain operating expenses (1)	14.8	24.0	20.6
Equity in (earnings) loss of non-consolidated entities (2)	(30.6)	(86.7)	185.2
Cash distributions from non-consolidated entities (3)	35.8	35.2	45.4
Attributable EBITDA (4)	5.0	7.3	3.4
Investment income	(16.0)	(6.2)	(22.6)
Other expense (income) (5)	13.3	(108.2)	(1.3)
Non-cash rent - purchase accounting (6)	25.7	—	—
General and administrative — unallocated:
Merger, acquisition and other costs (7)	15.5	31.3	63.0
Stock-based compensation expense (8)	4.4	14.9	5.7
Adjusted EBITDA	$771.4	$929.2	$822.5
(1)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens including the related accretion of interest, non-cash deferred digital equipment rent expense, and disposition of assets and other non-operating gains or losses included in operating expenses. The Company has excluded these items as they are non-cash in nature, include components of interest cost for the time value of money or are non-operating in nature.
(2)	During the years ended December 31, 2019 and December 31, 2018, the Company recorded $25.4 million and $29.1 million, respectively, in earnings from DCIP. During the year ended December 31, 2018, the Company recorded equity in earnings related to AMC’s sale of all remaining NCM units of $28.9 million and a gain of $30.1 million related to the Screenvision merger. Equity in earnings of non-consolidated entities also includes loss on the surrender (disposition) of a portion of AMC’s investment in NCM of $1.1 million and a lower of carrying value or fair value impairment loss of the held-for sale portion of the Company’s investment in NCM of $16.0 million for the year ended December 31, 2018. During the year ended December 31, 2017, equity in (earnings) loss of non-consolidated entities includes an other-than-temporary impairment charge of $208.0 million to reduce the carrying value of the Company’s investment in NCM to Level 1 fair value. An other-than-temporary impairment charge of $204.5 million was recorded on the Company’s units and shares at the publicly quoted per share price on June 30, 2017 of $7.42 and an other-than-temporary impairment charge of $3.5 million was recorded on the Company’s units and shares at the publicly quoted per share price on December 31, 2017 of $6.86, based on the Company’s determination that the decline in the price per share during the respective quarters was other than temporary. Equity in (earnings) loss of non-consolidated entities includes loss on the sale of a portion of the Company’s investment in NCM of $22.2 million during the year ended December 31, 2017.
(3)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. The Company believes including cash distributions is an appropriate reflection of the contribution of these investments to the Company’s operations.
(4)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of the Company’s equity in (earnings) loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where the Company holds a significant market share, the Company believes attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. The Company also provides services to these theatre operators including information technology systems, certain on-screen advertising services and the Company’s gift card and package ticket program. As these investments relate only to the Company’s Nordic acquisition, the second quarter of 2017 represents the first time the Company has made this adjustment and does not impact prior historical presentations of Adjusted EBITDA.

	Year Ended
(In millions)	December 31, 2019	December 31, 2018	December 31, 2017
Equity in (earnings) loss of non-consolidated entities	$(30.6)	$(86.7)	$185.2
Less:
Equity in (earnings) loss of non-consolidated entities excluding International theatre joint ventures	(29.2)	(81.9)	187.0
Equity in earnings of International theatre joint ventures	1.4	4.8	1.8
Income tax provision	0.4	0.4	—
Investment income	(0.7)	(0.5)	—
Depreciation and amortization	3.4	2.6	1.6
Other expense	0.5	—	—
Attributable EBITDA	$5.0	$7.3	$3.4

(5)	Other expense (income) for the year ended December 31, 2019 was primarily due to expense related to the repayment of indebtedness of $16.6 million, foreign currency transaction losses of $1.5 million, non-operating net periodic benefit cost of $1.2 million, and the decrease in fair value of the Company’s derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $17.7 million, partially offset by a decrease in fair value of the Company’s derivative liability for the embedded conversion feature in its Convertible Notes due 2024 of $23.5 million. During the year ended December 31, 2018, the Company recorded a gain of $111.4 million as a result of a decrease in fair value of its derivative liability and an increase in fair value of the derivative asset for the Convertible Notes due 2024, partially offset by financing losses and financing related foreign currency transaction losses. Other expense (income) for the year ended December 31, 2017 includes $3.0 million financing related foreign currency transaction gains, partially offset by $1.3 million in fees relating to third-

party fees related to the Third Amendment to the Company’s Senior Secured Credit Agreement, and a $0.4 million loss on the redemption of the Bridge Loan Facility.
(6)	Reflects amortization of certain intangible assets reclassified from depreciation and amortization to rent expense, due to the adoption of ASC 842.
(7)	Merger, acquisition and other costs are excluded as they are non-operating in nature.
(8)	Non-cash or non-recurring expense included in general and administrative: other.

NOTE 14—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the change in accumulated other comprehensive income (loss) by component:

			Unrealized Net
			Gain (Loss)
		Pension and	from Equity
	Foreign	Other	Method Investees’
(In millions)	Currency	Benefits	Cash Flow Hedge	Total
Balance, December 31, 2018	$7.2	$(1.8)	$0.1	$5.5
Other comprehensive loss before reclassifications	(16.5)	(15.5)	(0.1)	(32.1)
Amounts reclassified from accumulated other comprehensive income	0.5	—	—	0.5
Balance, December 31, 2019	$(8.8)	$(17.3)	$—	$(26.1)

			Unrealized Net	Unrealized Net
		Pension and	Gain from	Gain from Equity
	Foreign	Other	Marketable	Method Investees’
(In millions)	Currency	Benefits	Securities	Cash Flow Hedge	Total
Balance, December 31, 2017	$129.9	$(6.6)	$0.6	$1.7	$125.6
Other comprehensive income (loss) before reclassifications	(127.7)	4.2	—	0.2	(123.3)
Amounts reclassified from accumulated other comprehensive income	1.0	—	—	(2.2)	(1.2)
Other comprehensive income (loss)	(126.7)	4.2	—	(2.0)	(124.5)
Adoption of ASU 2016-01 - reclassification to retained earnings	—	—	(0.6)	—	(0.6)
Adoption of ASU 2018-02 - reclassification to retained earnings	4.0	0.6	—	0.4	5.0
Balance, December 31, 2018	$7.2	$(1.8)	$—	$0.1	$5.5

The tax effects allocated to each component of other comprehensive income (loss) is as follows:

	Year Ended
	December 31, 2019			December 31, 2018			December 31, 2017
		Tax			Tax			Tax
	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax
(In millions)	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized foreign currency translation adjustment (1)	$(18.3)	$1.8	$(16.5)	$(127.5)	$(0.2)	$(127.7)	$142.6	$(10.9)	$131.7
Realized loss on foreign currency transactions	0.5	—	0.5	1.0	—	1.0	—	—	—
Pension and other benefit adjustments:
Net gain (loss) arising during the period	(16.1)	0.6	(15.5)	3.8	0.4	4.2	(2.6)	(0.4)	(3.0)
Marketable securities:
Unrealized net holding gain (loss) arising during the period	—	—	—	—	—	—	1.2	(0.5)	0.7
Realized net gain reclassified into investment expense (income)	—	—	—	—	—	—	(0.6)	0.2	(0.4)
Equity method investee's cash flow hedge:
Unrealized net holding gain (loss) arising during the period	(0.1)	—	(0.1)	0.2	—	0.2	—	—	—
Realized net (gain) loss reclassified into equity in earnings of non-consolidated entities	—	—	—	(2.2)	—	(2.2)	(1.5)	0.6	(0.9)
Other comprehensive income (loss)	$(34.0)	$2.4	$(31.6)	$(124.7)	$0.2	$(124.5)	$139.1	$(11.0)	$128.1
(1)	Deferred tax impacts of foreign currency translation for the international operations acquired during 2017 have not been recorded due to the Company’s intent to remain permanently invested.

NOTE 15—EARNINGS (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Year Ended	Year Ended	Year Ended
(In millions)	December 31, 2019	December 31, 2018	December 31, 2017
Numerator:
Net earnings (loss) for basic earnings (loss) per share	$(149.1)	$110.1	$(487.2)
Calculation of net earnings for diluted earnings (loss) per share:
Marked-to-market (gain) on derivative liability	—	(66.4)	—
Interest expense for Convertible Notes due 2024	—	9.7	—
Net earnings (loss) available for diluted earnings	$(149.1)	$53.4	$(487.2)

Denominator (shares in thousands):
Weighted average shares for basic earnings per common share	103,832	120,621	128,246
Common equivalent shares for RSUs and PSUs	—	29	—
Common equivalent shares if converted: convertible notes 2024	—	9,455	—
Weighted average shares for diluted earnings per common share	103,832	130,105	128,246

Basic earnings (loss) per common share:	$(1.44)	$0.91	$(3.80)
Diluted earnings (loss) per common share:	$(1.44)	$0.41	$(3.80)

Vested RSUs and PSU’s have dividend rights identical to the Company’s Class A and Class B common stock and are treated as outstanding shares for purposes of computing basic and diluted earnings per share. Certain unvested RSUs and unvested PSUs are subject to performance conditions and are included in diluted earnings per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the Company’s 2013 Equity Incentive Plan if the end of the reporting period were the end of the contingency period. During the years ended December 31, 2019 and December 31, 2018, unvested PSUs of 477,630 and 364,269, respectively, at the minimum performance target were not considered in the computation of diluted earnings per share because they would not be issuable if the end of the reporting period were the end of the contingency period and unvested RSU’s of 1,377,992 and 210,558, respectively, were not included in the computation of diluted earnings per share because they would be anti-dilutive. During the year ended December 31, 2017, unvested PSUs and Transition PSUs of 187,468 at the minimum performance target and unvested performance based RSU’s of 88,194 were not considered in the computation of diluted loss because they would anti-dilutive.

The Company uses the if-converted method for calculating any potential dilutive effect of the Convertible Notes due 2024 that were issued on September 14, 2018. The Company has not adjusted net loss for the year ended December 31, 2019 to eliminate the interest expense of $32.6 million and the gain for the derivative liability related to the Convertible Notes due 2024 of $23.5 million, in the computation of diluted loss per share because the effects would be anti-dilutive. The Company has not included in diluted weighted average shares approximately 31.7 million shares issuable upon conversion for the year ended December 30, 2019, as the effects would be anti-dilutive. For the year ended December 31, 2018, the Company adjusted net earnings to eliminate the interest expense and the gain for the derivative liability related to the Convertible Notes due 2024 of $9.7 million and $66.4 million, respectively, in the computation of diluted earnings per share. The Company has included in diluted weighted average shares approximately 9.5 million shares issuable upon conversion for the year ended December 31, 2018, as the effects were dilutive. Based on the current conversion price of $18.95 per share, the Convertible Notes due 2024 are convertible into 31,662,269 Class A common shares.

NOTE 16—SUPPLEMENTAL FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

	2019
	Quarter	Quarter	Quarter	Quarter	Year
	Ended	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
(In millions, except per share data)	2019	2019	2019	2019	2019
Total revenues	$1,200.4	$1,506.1	$1,316.8	$1,447.7	$5,471.0
Operating income (loss)	(33.7)	105.5	20.8	43.4	136.0
Net earnings (loss) (1)(2)	(130.2)	49.4	(54.8)	(13.5)	(149.1)

Basic earnings (loss) per share:	$(1.25)	$0.48	$(0.53)	$(0.13)	$(1.44)
Diluted earnings (loss) per share:	$(1.25)	$0.17	$(0.53)	$(0.13)	$(1.44)

Weighted average shares outstanding: (in thousands)
Basic	103,783	103,845	103,850	103,850	103,832
Diluted	103,783	135,528	103,850	103,850	103,832
(1)	In the first, second, third, and fourth quarters of calendar 2019, the Company recorded $28.4 million, $(41.0) million, $(2.8) million, and $9.6 million, respectively, of other expense (income) related to derivative assets and liabilities. See Note 8—Corporate Borrowings and Finance Lease Obligations for a discussion of the derivative asset and derivative liability gains.
(2)	During the fourth quarter of 2019, the Company recorded non-cash impairment of long-lived assets of $84.3 million on 40 theatres in the U.S. markets with 512 screens and on 14 theatres in the International markets with 148 screens, and one U.S. property held and not used.

	2018
	Quarter	Quarter	Quarter	Quarter	Year
	Ended	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
(In millions, except per share data)	2018	2018	2018	2018	2018
Total revenues	$1,383.6	$1,442.5	$1,221.4	$1,413.3	$5,460.8
Operating income (loss)	109.9	89.7	(21.9)	87.3	265.0
Net earnings (loss) (1)(2)	17.7	22.2	(100.4)	170.6	110.1

Basic earnings (loss) per share:	$0.14	$0.17	$(0.82)	$1.65	$0.91
Diluted earnings (loss) per share:	$0.14	$0.17	$(0.82)	$0.43	$0.41

Weighted average shares outstanding: (in thousands)
Basic	128,046	128,039	123,126	103,514	120,621
Diluted	128,046	128,105	123,126	135,450	130,105
(1)	In the third and fourth quarters of calendar 2018, the Company recorded $54.1 million and $(165.5) million, respectively, of other expense (income) related to derivative assets and liabilities. See Note 8—Corporate Borrowings and Finance Lease Obligations for a discussion of the derivative asset and derivative liability gains.
(2)	During the fourth quarter of calendar 2018, the Company recorded non-cash impairment losses of $13.8 million on 13 theatres in the U.S. markets with 150 screens and 15 theatres in the International markets with 118 screens.

NOTE 17—ACQUISITION

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

The acquisition was being treated as a purchase in accordance with ASC Topic 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management’s judgment after evaluating several factors, including a valuation assessment. The Company finalized the appraisals for both tangible and intangible assets and liabilities during the three months ended March 31, 2018. The following is a summary of the final allocation of the purchase price:

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
(1)Amounts recorded for property include land, buildings, capital lease assets, leasehold improvements, furniture, fixtures and equipment. During the year ended  31, 2018, the Company recorded measurement period adjustments primarily related to the preliminary valuation of property, intangible assets, equity method investments, financing lease obligations and related tax adjustments.
(2)Additional information for intangible assets acquired on March 28, 2017 is presented below:

	Weighted Average	Gross
(In millions)	Amortization Period	Carrying Amount
Acquired intangible assets:
Amortizable intangible assets:
Favorable leases	7.0 years	$3.5
Favorable subleases	4.0 years	1.1
Screen advertising agreement	5.0 years	6.6
Trade name agreement	4.0 years	0.4
Total, amortizable	5.5 years	$11.6
Unamortized intangible assets:
Trade names		$10.5

(3)Amounts recorded for goodwill are not expected to be deductible for tax purposes.
(4)Including current portion of approximately $1.1 million.

(5)Amounts recorded for other long-term liabilities include unfavorable leases of approximately $20.0 million with an amortization period of 9.3 years.
(6)Includes equity method investments of $64.7 million.

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

During the year ended December 31, 2018 and December 31, 2017, the Company incurred acquisition-related and transition costs for Nordic of approximately $1.5 million and $10.1 million, which were included in general and administrative expense: merger, acquisition and other costs in the consolidated statements of operations. Nordic was acquired on March 28, 2017 and the Company immediately began integrating the operations.

NOTE 18—SUBSEQUENT EVENTS

On February 26, 2020, Holdings’ Board of Directors declared a cash dividend in the amount of $0.03 per share on Class A and Class B common stock, payable on March 23, 2020 to stockholders of record on March 9, 2020. The dividend decrease of $0.17 per share compared to the Company’s previous historical declarations of $0.20 per share reduces the total dividend payout for the quarter by approximately $18.0 million.

Holdings’ Board of Directors approved a modification to the 2018 and 2019 PSU awards in February 2020, which eliminated the net profit performance target threshold. The Company is currently evaluating the impact on its consolidated financial statements for the three months ended March 31, 2020.

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, Financial statements of guarantors and issuers of guaranteed securities registered or being registered. Each of the subsidiary guarantors are 100% owned by Holdings. The subsidiary guarantees of the Company’s Convertible Notes due 2024, the Sterling Notes due 2024, the Notes due 2025, Notes due 2026, and the Notes due 2027 are full and unconditional and joint and several and subject to customary release provisions. The Company and its subsidiary guarantors’ investments in its consolidated subsidiaries are presented under the equity method of accounting.

The condensed consolidating information for the guarantors/non-guarantors has been retrospectively revised based on the structure that exists as of December 31, 2019 and reflecting changes as a result of the Sixth Amendment.

Consolidating Statement of Operations

Year Ended December 31, 2019:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$2,388.2	$913.1	$—	$3,301.3
Food and beverage	—	1,348.0	371.6	—	1,719.6
Other theatre	—	287.1	163.0	—	450.1
Total revenues	—	4,023.3	1,447.7	—	5,471.0
Operating costs and expenses
Film exhibition costs	—	1,311.5	387.6	—	1,699.1
Food and beverage costs	—	193.8	84.9	—	278.7
Operating expense, excluding depreciation and amortization	—	1,215.5	471.1	—	1,686.6
Rent	—	708.2	259.6	—	967.8
General and administrative:
Merger, acquisition and other costs	—	6.5	9.0	—	15.5
Other, excluding depreciation and amortization	—	86.4	66.6	—	153.0
Depreciation and amortization	—	340.4	109.6	—	450.0
Impairment of long-lived assets	—	76.6	7.7	—	84.3
Operating costs and expenses	—	3,938.9	1,396.1	—	5,335.0
Operating income	—	84.4	51.6	—	136.0
Other expense (income):
Equity in net loss of subsidiaries	382.9	151.3	—	(534.2)	—
Other expense (income)	(5.2)	18.5	0.1	—	13.4
Interest expense:
Corporate borrowings	290.8	293.0	3.0	(294.0)	292.8
Financing lease obligations	—	2.3	5.3	—	7.6
Non-cash NCM exhibitor service agreement	—	40.4	—	—	40.4
Intercompany interest expense	—	—	244.1	(244.1)	—
Equity in earnings of non-consolidated entities	—	(29.1)	(1.5)	—	(30.6)
Investment income	(519.4)	(21.0)	(13.7)	538.1	(16.0)
Total other expense, net	149.1	455.4	237.3	(534.2)	307.6
Loss before income taxes	(149.1)	(371.0)	(185.7)	534.2	(171.6)
Income tax provision (benefit)	—	11.9	(34.4)	—	(22.5)
Net loss	$(149.1)	$(382.9)	$(151.3)	$534.2	$(149.1)

Consolidating Statement of Operations

Year Ended December 31, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$2,441.5	$943.5	$—	$3,385.0
Food and beverage	—	1,321.3	350.2	—	1,671.5
Other theatre	—	250.4	153.9	—	404.3
Total revenues	—	4,013.2	1,447.6	—	5,460.8
Operating costs and expenses
Film exhibition costs	—	1,323.1	387.1	—	1,710.2
Food and beverage costs	—	190.3	80.6	—	270.9
Operating expense, excluding depreciation and amortization	—	1,162.2	492.5	—	1,654.7
Rent	—	584.4	213.4	—	797.8
General and administrative:
Merger, acquisition and other costs	—	16.8	14.5	—	31.3
Other, excluding depreciation and amortization	—	112.5	66.8	—	179.3
Depreciation and amortization	—	384.0	153.8	—	537.8
Impairment of long-lived assets	—	8.1	5.7	—	13.8
Operating costs and expenses	—	3,781.4	1,414.4	—	5,195.8
Operating income	—	231.8	33.2	—	265.0
Other expense (income):
Equity in net earnings of subsidiaries	(14.5)	(13.7)	—	28.2	—
Other expense (income)	(110.5)	1.7	0.7	—	(108.1)
Interest expense:
Corporate borrowings	256.7	263.1	5.9	(263.4)	262.3
Capital and financing lease obligations	—	17.2	21.3	—	38.5
Non-cash NCM exhibitor service agreement	—	41.5	—	—	41.5
Equity in earnings of non-consolidated entities	—	(81.5)	(5.2)	—	(86.7)
Investment income	(241.8)	(27.1)	(0.7)	263.4	(6.2)
Total other expense (income), net	(110.1)	201.2	22.0	28.2	141.3
Earnings before income taxes	110.1	30.6	11.2	(28.2)	123.7
Income tax provision (benefit)	—	16.1	(2.5)	—	13.6
Net earnings	$110.1	$14.5	$13.7	$(28.2)	$110.1

Consolidating Statement of Operations

Year Ended December 31, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$2,330.9	$898.6	$—	$3,229.5
Food and beverage	—	1,220.1	328.3	—	1,548.4
Other theatre	—	172.5	128.8	—	301.3
Total revenues	—	3,723.5	1,355.7	—	5,079.2
Operating costs and expenses
Film exhibition costs	—	1,224.7	379.6	—	1,604.3
Food and beverage costs	—	176.6	75.5	—	252.1
Operating expense, excluding depreciation and amortization	—	1,100.6	447.4	—	1,548.0
Rent	—	594.0	200.4	—	794.4
General and administrative:
Merger, acquisition and other costs	—	58.3	4.7	—	63.0
Other, excluding depreciation and amortization	2.0	82.7	48.5	—	133.2
Depreciation and amortization	—	404.2	134.4	—	538.6
Impairment of long-lived assets	—	43.6	—	—	43.6
Operating costs and expenses	2.0	3,684.7	1,290.5	—	4,977.2
Operating income (loss)	(2.0)	38.8	65.2	—	102.0
Other expense (income):
Equity in net (earnings) loss of subsidiaries	472.5	(45.1)	—	(427.4)	—
Other expense (income)	—	(1.7)	0.2	—	(1.5)
Interest expense:
Corporate borrowings	230.3	239.0	1.3	(239.0)	231.6
Capital and financing lease obligations	—	20.0	22.4	—	42.4
Equity in earnings of non-consolidated entities	—	187.8	(2.6)	—	185.2
Investment income	(217.6)	(43.0)	(1.0)	239.0	(22.6)
Total other expense, net	485.2	357.0	20.3	(427.4)	435.1
Earnings (loss) before income taxes	(487.2)	(318.2)	44.9	427.4	(333.1)
Income tax provision (benefit)	—	154.3	(0.2)	—	154.1
Net earnings (loss)	$(487.2)	$(472.5)	$45.1	$427.4	$(487.2)

Consolidating Statement of Comprehensive Loss

Year Ended December 31, 2019:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net loss	$(149.1)	$(382.9)	$(151.3)	$534.2	$(149.1)
Other comprehensive income (loss):
Equity in other comprehensive loss of subsidiaries	(31.6)	17.2	—	14.4	—
Unrealized foreign currency translation adjustment, net of tax	—	(44.1)	27.6	—	(16.5)
Realized loss on foreign currency transactions, net of tax	—	0.5	—	—	0.5
Pension and other benefit adjustments:
Net loss arising during the period, net of tax	—	(5.1)	(10.4)	—	(15.5)
Equity method investee's cash flow hedge:
Unrealized net holding loss arising during the period, net of tax	—	(0.1)	—	—	(0.1)
Other comprehensive income (loss)	(31.6)	(31.6)	17.2	14.4	(31.6)
Total comprehensive loss	$(180.7)	$(414.5)	$(134.1)	$548.6	$(180.7)

Consolidating Statement of Comprehensive Loss

Year Ended December 31, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings	$110.1	$14.5	$13.7	$(28.2)	$110.1
Other comprehensive loss:
Equity in other comprehensive loss of subsidiaries	(124.5)	(99.1)	—	223.6	—
Unrealized foreign currency translation adjustment, net of tax	—	(30.7)	(97.0)	—	(127.7)
Realized loss on foreign currency transactions reclassified into other expense, net of tax	—	1.0	—	—	1.0
Pension and other benefit adjustments:
Net gain (loss) arising during the period, net of tax	—	6.3	(2.1)	—	4.2
Equity method investee's cash flow hedge:
Unrealized net holding gain arising during the period, net of tax	—	0.2	—	—	0.2
Realized net gain reclassified to equity in earnings of non-consolidated entities, net of tax	—	(2.2)	—	—	(2.2)
Other comprehensive loss	(124.5)	(124.5)	(99.1)	223.6	(124.5)
Total comprehensive loss	$(14.4)	$(110.0)	$(85.4)	$195.4	$(14.4)

Consolidating Statement of Comprehensive Income (Loss)

Year Ended December 31, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$(487.2)	$(472.5)	$45.1	$427.4	$(487.2)
Other comprehensive income (loss)
Equity in other comprehensive income of subsidiaries	128.1	112.1	—	(240.2)	—
Unrealized foreign currency translation adjustment, net of tax	—	22.0	109.7	—	131.7
Pension and other benefit adjustments:
Net gain (loss) arising during the period, net of tax	—	(5.4)	2.4	—	(3.0)
Marketable securities:
Unrealized net holding gain arising during the period, net of tax	—	0.7	—	—	0.7
Realized net gain reclassified into net investment income, net of tax	—	(0.4)	—	—	(0.4)
Equity method investee's cash flow hedge:
Realized net gain reclassified into equity in earnings of non-consolidated entities, net of tax	—	(0.9)	—	—	(0.9)
Other comprehensive income	128.1	128.1	112.1	(240.2)	128.1
Total comprehensive income (loss)	$(359.1)	$(344.4)	$157.2	$187.2	$(359.1)

Consolidating Balance Sheet

As of December 31, 2019:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and cash equivalents	$0.3	$94.9	$169.8	$—	$265.0
Restricted cash	—	—	10.5	—	10.5
Receivables, net	—	160.1	104.0	(9.9)	254.2
Other current assets	—	108.5	34.9	—	143.4
Total current assets	0.3	363.5	319.2	(9.9)	673.1
Investment in equity of subsidiaries	452.6	1,962.8	—	(2,415.4)	—
Property, net	—	1,969.3	679.9	—	2,649.2
Operating lease right-of-use assets, net	—	3,491.8	1,304.2	—	4,796.0
Intangible assets, net	—	130.6	64.7	—	195.3
Intercompany advances	5,488.0	(5,097.7)	(390.3)	—	—
Goodwill	(2.1)	3,074.7	1,716.5	—	4,789.1
Deferred tax asset, net	—	—	70.1	—	70.1
Other long-term assets	47.4	328.0	127.6	—	503.0
Total assets	$5,986.2	$6,223.0	$3,891.9	$(2,425.3)	$13,675.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$382.8	$170.5	$(10.0)	$543.3
Accrued expenses and other liabilities	18.6	184.0	121.9	0.1	324.6
Deferred revenues and income	—	348.9	100.3	—	449.2
Current maturities of corporate borrowings	20.0	—	—	—	20.0
Current maturities of finance lease liabilities	—	5.3	5.0	—	10.3
Current maturities of operating lease liabilities	—	449.5	136.3	—	585.8
Total current liabilities	38.6	1,370.5	534.0	(9.9)	1,933.2
Corporate borrowings	4,733.4	—	—	—	4,733.4
Finance lease liabilities	—	13.9	75.7	—	89.6
Operating lease liabilities	—	3,666.8	1,247.0		4,913.8
Exhibitor services agreement	—	549.7	—	—	549.7
Deferred tax liability, net	—	26.8	19.2	—	46.0
Other long-term liabilities	—	142.7	53.2	—	195.9
Total liabilities	4,772.0	5,770.4	1,929.1	(9.9)	12,461.6
Stockholders’ equity	1,214.2	452.6	1,962.8	(2,415.4)	1,214.2
Total liabilities and stockholders’ equity	$5,986.2	$6,223.0	$3,891.9	$(2,425.3)	$13,675.8

Consolidating Balance Sheet

As of December 31, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and cash equivalents	$0.3	$177.8	$135.2	$—	$313.3
Restricted cash	—	—	10.7	—	10.7
Receivables, net	—	163.0	100.9	(4.4)	259.5
Other current assets	—	140.7	57.1	—	197.8
Total current assets	0.3	481.5	303.9	(4.4)	781.3
Investment in equity of subsidiaries	719.0	1,430.1	—	(2,149.1)	—
Property, net	—	2,152.3	887.3	—	3,039.6
Intangible assets, net	—	225.6	126.5	—	352.1
Intercompany advances	5,362.3	(4,512.3)	(850.0)	—	—
Goodwill	(2.1)	3,074.7	1,716.1	—	4,788.7
Deferred tax asset, net	—	—	28.6	—	28.6
Other long-term assets	59.8	316.2	129.5	—	505.5
Total assets	$6,139.3	$3,168.1	$2,341.9	$(2,153.5)	$9,495.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$327.2	$129.9	$(4.5)	$452.6
Accrued expenses and other liabilities	31.5	197.5	149.4	0.1	378.5
Deferred revenues and income	—	314.0	100.8	—	414.8
Current maturities of corporate borrowings	13.8	1.4	—	—	15.2
Current maturities of capital and financing lease obligations	—	38.6	28.4	—	67.0
Total current liabilities	45.3	878.7	408.5	(4.4)	1,328.1
Corporate borrowings	4,696.0	—	11.8	—	4,707.8
Capital and financing lease obligations	—	194.3	298.9	—	493.2
Exhibitor services agreement	—	564.0	—	—	564.0
Deferred tax liability, net	—	17.7	23.9	—	41.6
Other long-term liabilities	—	794.4	168.7	—	963.1
Total liabilities	4,741.3	2,449.1	911.8	(4.4)	8,097.8
Temporary equity	0.4	—	—	—	0.4
Stockholders’ equity	1,397.6	719.0	1,430.1	(2,149.1)	1,397.6
Total liabilities and stockholders’ equity	$6,139.3	$3,168.1	$2,341.9	$(2,153.5)	$9,495.8

Consolidating Statement of Cash Flows

Year Ended December 31, 2019:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by operating activities	$51.1	$316.6	$211.3	$—	$579.0
Cash flows from investing activities:
Capital expenditures	—	(369.4)	(148.7)	—	(518.1)
Acquisition of theatre assets	—	(11.8)	—	—	(11.8)
Proceeds from disposition of long-term assets	—	7.9	15.3	—	23.2
Investments in non-consolidated entities, net	—	(0.1)	(9.6)	—	(9.7)
Other, net	—	0.3	—	—	0.3
Net cash used in investing activities	—	(373.1)	(143.0)	—	(516.1)
Cash flows from financing activities:
Proceeds from issuance of Term Loan due 2026	1,990.0	—	—	—	1,990.0
Payment of principal Senior Secured Notes due 2023	(230.0)	—	—	—	(230.0)
Payment of principal Senior Subordinated Notes due 2022	(375.0)	—	—	—	(375.0)
Call premiums paid for Senior Secured Notes due 2023 and Senior Subordinated Notes due 2022	(15.9)	—	—	—	(15.9)
Principal payments under Term Loans due 2022 and 2023	(1,338.5)	—	—	—	(1,338.5)
Repayments under Revolving Credit Facility	—	—	(12.0)	—	(12.0)
Scheduled principal payments under Term Loans	(21.9)	—	—	—	(21.9)
Principal payments under finance lease obligations	—	(6.1)	(4.8)	—	(10.9)
Principal payments under promissory note	—	(1.4)	—	—	(1.4)
Cash used to pay deferred financing fees	(11.9)	—	—	—	(11.9)
Cash used to pay dividends	(84.1)	—	—	—	(84.1)
Taxes paid for restricted unit withholdings	(1.3)	—	—	—	(1.3)
Change in intercompany advances	16.1	3.1	(19.2)	—	—
Net cash used in financing activities	(72.5)	(4.4)	(36.0)	—	(112.9)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	21.4	(22.0)	2.1	—	1.5
Net increase (decrease) in cash and cash equivalents and restricted cash	—	(82.9)	34.4	—	(48.5)
Cash and cash equivalents and restricted cash at beginning of period	0.3	177.8	145.9	—	324.0
Cash and cash equivalents and restricted cash at end of period	$0.3	$94.9	$180.3	$—	$275.5

Consolidating Statement of Cash Flows

Year Ended December 31, 2018:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by operating activities	$7.2	$369.8	$146.2	$—	$523.2
Cash flows from investing activities:
Capital expenditures	—	(395.5)	(180.8)	—	(576.3)
Proceeds from sale leaseback transactions	—	50.1	—	—	50.1
Proceeds from disposition of NCM	—	162.5	—	—	162.5
Proceeds from Screenvision merger	—	45.8	—	—	45.8
Proceeds from disposition of long-term assets	—	8.5	5.7	—	14.2
Investments in non-consolidated entities, net	—	(11.4)	—	—	(11.4)
Other, net	—	(3.6)	1.5	—	(2.1)
Net cash used in investing activities	—	(143.6)	(173.6)	—	(317.2)
Cash flows from financing activities:
Proceeds from issuance of convertible note due 2024	600.0	—	—	—	600.0
Net borrowings under revolving credit facilities	—	—	12.1	—	12.1
Scheduled principal payments under Term Loans	(13.8)	—	—	—	(13.8)
Principal payments under capital and financing lease obligations	—	(39.8)	(31.2)	—	(71.0)
Principal payments under promissory note	—	(1.4)	—	—	(1.4)
Cash used to pay deferred financing fees	(15.5)	—	—	—	(15.5)
Cash used to pay dividends	(258.1)	—	—	—	(258.1)
Taxes paid for restricted unit withholdings	(1.7)	—	—	—	(1.7)
Retirement of Class B common stock	(423.6)	—	—	—	(423.6)
Purchase of treasury stock	(21.8)	—	—	—	(21.8)
Change in intercompany advances	167.1	(144.7)	(22.4)	—	—
Net cash provided by (used in) financing activities	32.6	(185.9)	(41.5)	—	(194.8)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(40.6)	41.6	(6.5)	—	(5.5)
Net increase (decrease) in cash and cash equivalents and restricted cash	(0.8)	81.9	(75.4)	—	5.7
Cash and cash equivalents and restricted cash at beginning of period	1.1	95.9	221.3	—	318.3
Cash and cash equivalents and restricted cash at end of period	$0.3	$177.8	$145.9	$—	$324.0

Consolidating Statement of Cash Flows

Year Ended December 31, 2017:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(10.2)	$364.3	$183.3	$—	$537.4
Cash flows from investing activities:
Capital expenditures	—	(543.8)	(83.0)	—	(626.8)
Acquisition of Nordic Cinemas Group, net of cash and restricted cash acquired	—	(654.9)	77.3	—	(577.6)
Proceeds from sale leaseback transactions	—	136.2	—	—	136.2
Proceeds from disposition of NCM	—	89.0	—	—	89.0
Proceeds from disposition of Open Road	—	9.2	—	—	9.2
Proceeds (disbursements) from disposition of long-term assets	—	34.9	(10.8)	—	24.1
Investments in non-consolidated entities, net	—	(11.1)	—	—	(11.1)
Other, net	—	(2.1)	(0.2)	—	(2.3)
Net cash used in investing activities	—	(942.6)	(16.7)	—	(959.3)
Cash flows from financing activities:
Proceeds from the issuance of Senior Subordinated Sterling Notes due 2024	327.8	—	—	—	327.8
Proceeds from the issuance of Senior Subordinated Notes due 2027	475.0	—	—	—	475.0
Payment of Nordic SEK Term Loan	(144.4)	—	—	—	(144.4)
Payment of Nordic EUR Term Loan	(169.5)	—	—	—	(169.5)
Net proceeds from equity offering	616.8	—	—	—	616.8
Principal payment of Bridge Loan due 2017	(350.0)	—	—	—	(350.0)
Scheduled principal payments under Term Loans	(12.6)	—	—	—	(12.6)
Principal payments under capital and financing lease obligations	—	(41.6)	(29.1)	—	(70.7)
Principal payments under promissory note	—	(1.4)	—	—	(1.4)
Cash used to pay deferred financing fees	(29.8)	—	(3.8)	—	(33.6)
Cash used to pay dividends	(104.6)	—	—	—	(104.6)
Taxes paid for restricted unit withholdings	(6.5)	—	—	—	(6.5)
Purchase of treasury stock	(34.0)	—	—	—	(34.0)
Change in intercompany advances	(616.7)	662.1	(45.4)	—	—
Net cash provided by (used) in financing activities	(48.5)	619.1	(78.3)	—	492.3
Effect of exchange rate changes on cash and equivalents	56.8	(53.5)	14.4	—	17.7
Net increase (decrease) in cash and equivalents	(1.9)	(12.7)	102.7	—	88.1
Cash and equivalents at beginning of period	3.0	108.6	118.6	—	230.2
Cash and equivalents at end of period	$1.1	$95.9	$221.3	$—	$318.3

Independent Auditor's Report

Management

Digital Cinema Implementation Partners, LLC

We have audited the accompanying consolidated financial statements of Digital Cinema Implementation Partners, LLC and Subsidiaries, which comprise the consolidated balance sheets as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income, members' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the financial statements.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Cinema Implementation Partners, LLC and Subsidiaries as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019 in accordance with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Roseland, New Jersey

February 18, 2020

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$ 4,814	$ 17,522
Accounts receivable, net	46,568	40,193
Other current assets	—	192
Total current assets	51,382	57,907
Property and equipment, net	531,467	606,864
Deferred warranty reimbursement costs, net	20,453	52,070
Restricted cash	—	3,702
Derivative assets	—	472
Other noncurrent assets	16,090	21,174
Total assets	$ 619,392	$ 742,189

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 17,976	$ 14,604
Warranty reimbursement liability, current	46,590	46,050
Total current liabilities	64,566	60,654
Warranty reimbursement liability (excluding current)	—	55,530
Long-term debt, net	—	69,737
Other noncurrent liabilities	10,474	6,820
Total liabilities	75,040	192,741

Commitments and contingencies

Members' equity	544,352	549,448
Total liabilities and members' equity	$ 619,392	$ 742,189

See Notes to Consolidated Financial Statements.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in thousands)

	Years Ended December 31,
	2019	2018	2017
REVENUES
Virtual print fees	$ 174,509	$ 178,998	$ 180,101
Exhibitor lease fees	15,013	14,976	14,938
Alternative content fees	3,671	2,873	2,147
Peak period payments	3,465	5,072	5,499
Management fees	2,938	3,328	3,413
Sales revenue	310	349	394
Subtotal, operating revenues	199,906	205,596	206,492

Warranty reimbursement costs	(22,477)	(23,663)	(23,803)
Exhibitor lease, step-up rent adjustment	(5,224)	(5,201)	(5,307)
Net operating revenues	172,205	176,732	177,382

OPERATING EXPENSES
General and administrative	15,453	9,280	9,637
Bad debt expense	674	4,198	—
Depreciation and amortization	74,137	61,018	61,058
Total operating expenses	90,264	74,496	70,695
Operating income	81,941	102,236	106,687

INTEREST EXPENSE
Interest expense	1,042	5,327	10,602
Amortization of deferred financing costs	263	885	1,536
Total interest expense	1,305	6,212	12,138

OTHER INCOME (EXPENSE)
Interest income	393	313	91
Loss on sale of assets	(2,559)	(1,250)	(1,253)
Other income	92	78	106
Total other expense	(2,074)	(859)	(1,056)

Income before taxes	78,562	95,165	93,493

Income tax expense	614	408	390

Net income	77,948	94,757	93,103

OTHER COMPREHENSIVE INCOME (LOSS)
Gain (loss) on interest rate swap contracts	(470)	(809)	659

Comprehensive income	$ 77,478	$ 93,948	$ 93,762

See Notes to Consolidated Financial Statements.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

($ in thousands)

	Years Ended December 31,
	2019	2018	2017

Balance, beginning of year	$ 549,448	$ 472,692	$ 397,360
Capital contributions	50	5,108	4,070
Distributions to Members	(82,624)	(22,300)	(22,500)
Net income	77,948	94,757	93,103
Balance before other comprehensive income (loss)	544,822	550,257	472,033
Other comprehensive income (loss) - gain (loss) on interest rate swap contracts	(470)	(809)	659
Balance, end of year	$ 544,352	$ 549,448	$ 472,692

See Notes to Consolidated Financial Statements.

DIGITAL CINEMA IMPLEMENTATION PARTNERS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Years Ended December 31,
	2019	2018	2017
Operating activities:
Net income	$ 77,948	$ 94,757	$ 93,103
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	74,137	61,018	61,058
Amortization of deferred warranty reimbursement costs	22,477	23,663	23,803
Amortization of deferred financing costs	263	885	1,536
Amortization of derivative assets	2	(2)	—
Loss on sale of assets	2,559	1,250	1,253
Changes in operating assets and liabilities:
Accounts receivable	(6,375)	5,018	(4,469)
Other current and noncurrent assets	5,276	5,221	5,311
Accounts payable and accrued liabilities	3,056	2,013	113
Warranty reimbursement liability	(34,321)	(30,546)	(23,639)
Payment of prior period warranty reimbursement liability	(11,171)	(9,041)	(6,641)
Other noncurrent liabilities	3,654	58	2,779
Net cash provided by operating activities	137,505	154,294	154,207

Investing activities:
Purchase of property and equipment	(1,971)	(7,668)	(5,199)
Payment of prior period property and equipment	(42)	(298)	(123)
Sale of property and equipment	672	305	2,783
Net cash used in investing activities	(1,341)	(7,661)	(2,539)

Financing activities:
Paydown of long-term debt	(70,000)	(125,000)	(125,000)
Capital contributions from Members	50	5,108	4,070
Distributions to Members	(82,624)	(22,300)	(22,500)
Net cash used in financing activities	(152,574)	(142,192)	(143,430)

Net increase (decrease) in cash, cash equivalents and restricted cash	(16,410)	4,441	8,238
Cash, cash equivalents and restricted cash, beginning of year	21,224	16,783	8,545
Cash, cash equivalents and restricted cash, end of year	$ 4,814	$ 21,224	$ 16,783

Supplemental schedule of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued liabilities	$ —	$ 42	$ 298

Warranty reimbursement payable in accounts payable and accrued liabilities	$ 11,530	$ 11,171	$ 9,041

Deferred warranty asset and warranty reimbursement obligation	$ (9,139)	$ (265)	$ (802)

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

On March 10, 2010, the Company completed an initial financing transaction for the deployment of Digital Systems utilizing its subsidiary entities Kasima, LLC ("Kasima"), Kasima Holdings, LLC ("Holdings") and Kasima Parent Holdings, LLC ("Parent") to execute its business plan. Kasima is a wholly-owned subsidiary of Holdings, Holdings is a wholly-owned subsidiary of Parent and Parent is a wholly-owned subsidiary of DCIP. As part of the initial financing transaction, Parent entered into a note purchase agreement with a third-party investment fund. On March 31, 2011, the Company obtained the incremental financing necessary to complete its planned deployment of Digital Systems and on May 17, 2013, the Company refinanced all of its outstanding senior secured debt, extending the term of that debt and lowering its effective interest rate. On March 31, 2014, Parent repaid, in full, the outstanding notes under the note purchase agreement. On August 2, 2019, Holdings repaid, in full, the then-outstanding debt under its Credit Facility and retired that facility (see Note 7).

Digital Systems are purchased by Kasima and leased to each Founding Member or one of its affiliates (each such entity, an "Exhibitor") pursuant to the terms of a Master Equipment Lease Agreement ("ELA"). Kasima facilitates the installation of the leased Digital Systems into each Exhibitor's theatres pursuant to the terms of an Installation Agreement. The Exhibitor is responsible for the ongoing maintenance and insurance of the Digital Systems. The Company has also entered into (and assigned to Kasima) long-term Digital Cinema Deployment Agreements ("DCDAs") with six major motion picture studios ("Major Studios") pursuant to which Kasima receives a virtual print fee ("VPF") each time the studio books a film or certain other content on the Digital Systems. These agreements will end on the earlier of the tenth anniversary of the "mean deployment date" (May 16, 2021) or when the Company reaches “cost recoupment”, each as defined in the DCDAs (see Note 2). Other content distributors have entered into DCDAs or shorter term agreements with the Company that provide for the payment of VPFs (or as more fully described and defined in Note 2, alternative content fees or “ACFs”) to Kasima for bookings of the distributor’s content on a Digital System. One such distributor, AC JV, LLC (“Fathom Events”), is related to DCIP through common ownership.

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

The Company anticipates reaching cost recoupment as defined in the DCDAs in the fourth quarter of 2020. At that time the revenue from these contracts will end and it is anticipated the ELAs will be cancelled, ownership of the digital systems will be distributed to the Founding Members and the Company will enter a period of winding down its other activities in preparation for the cessation or transfer of the Company’s business.

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of DCIP and its subsidiaries. Intercompany accounts have been eliminated in consolidation.

New accounting standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (as modified “ASU 2016-02”), which replaces existing leasing rules with a comprehensive lease measurement and recognition standard and disclosure requirements. ASU 2016-02 requires lessees to recognize most leases on their balance sheets as liabilities with corresponding “right-of-use” assets and was effective for annual reporting periods after December 15, 2018, subject to early adoption. The Company adopted ASU 2016-02 effective January 1, 2019. Upon adoption, the Company recognized a right-of-use asset and corresponding lease liability (See Note 9).

The determination of whether an arrangement is, or contains, a lease is based on the substance of the arrangement at the inception date and requires an assessment of whether the fulfillment of the arrangement is dependent on the use of a specific asset or assets or the arrangement conveys a right to use the asset. A reassessment is made after inception of the lease only if one of the following applies:

a.there is a change in contractual terms, other than a renewal or extension of the arrangement;
b.a renewal option is exercised, or extension granted, unless the term of the renewal or extension was initially included in the lease term;
c.there is a change in the determination of whether fulfillment is dependent on a specified asset; or
d.there is a substantial change to the asset.

Whenever a reassessment is made, lease accounting shall commence or cease from the date when the change in circumstances gave rise to the reassessment for scenarios (a), (c) or (d) and at the date of renewal or extension period for scenario (b).

Leases where the lessor retains substantially all of the risks and rewards of ownership are classified as operating leases. Operating lease payments are recognized as an operating expense on a straight-line basis over the lease term.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company's most significant estimates relate to depreciation and recoverability of property and equipment, amortization, the valuation of derivative agreements and the reimbursement liability concerning equipment warranty and replacement costs under the ELAs. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

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

Concentration of credit risk

For the years ended December 31, 2019, 2018 and 2017, the Company had three customers that represented 36%, 33% and 34%, respectively, of operating revenues. At December 31, 2019 and 2018, three and four customers, each parties to the DCDAs, represented 50% and 55%, respectively, of net accounts receivable. None of the Company's other customers individually represented more than 10% of operating revenues or accounts receivable at December 31, 2019 or 2018, or for the years ended December 31, 2019, 2018 and 2017.

The Company has credit risk associated with certain accounts receivable, which consists primarily of amounts owed by the Major Studios and other digital content distributors. The Company actively monitors the status of its accounts receivable and has mechanisms in place to minimize the potential for incurring material accounts receivable credit losses. During 2019, 2018 and 2017, the Company incurred bad debt expense of $674,000, $4,198,000 and zero, respectively. Bad debt expense in 2018 related primarily to two studio bankruptcies. At December 31, 2019 and 2018, management has determined that there is no requirement for an allowance for doubtful accounts.

Concentration in foreign countries

The Company receives revenues from CDCP pursuant to the CDCP MSA with all payments being made in U.S. dollars. For 2019, 2018 and 2017, revenues earned from Canadian sources totaled $1,808,000, $1,812,000 and $1,799,000, respectively. Revenues earned by the Company under the CNI MSA for theatres located in Latin America was $548,000, $722,000 and $818,000, for the years ended December 31, 2019, 2018 and 2017, respectively.

Fair value and credit risk

All current assets and liabilities are carried at cost, which approximates fair value due to the short-term maturities of those instruments. The Company's Credit Facility (see Note 7) was comprised of floating rate instruments and management believes fair value approximated carrying value.

Property and equipment, net

Property and equipment, net, is stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets as follows:

Computer equipment and software	3-5 years
Leasehold improvements	5 years
Digital cinema projection equipment	15 years
Furniture and fixtures	7 years

In the fourth quarter of 2019, the Company determined that it needed to reevaluate the useful life of its digital cinema projection equipment based on accelerated replacement of systems by the Exhibitors and other indicators. It was determined the estimate of useful life needed to be changed from 17.5 years to 15 years and as of December 31, 2019, a $13,537,000 adjustment was recorded.

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

The Company utilizes valuation techniques that maximize the use of observable inputs (Levels 1 and 2) and minimize the use of unobservable inputs (Level 3) within the fair value hierarchy established by the FASB Accounting Standards Codification ("ASC"):

Level 1:Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3:Unobservable inputs reflecting the reporting entity's own assumptions.

The fair value of the Company's assets under its Interest Rate Swap (as defined below) was based upon observable market-based inputs that reflect the present values of the difference between estimated future fixed rate payments and future variable receipts and, therefore, is classified within Level 2. The Level 2 fair value of the Company's Interest Rate Swap at December 31, 2018 was $472,000. Together with the payoff of the Credit Facility on August 2, 2019, the Interest Rate Swap was terminated.

Income taxes

The Company is a limited liability company and, as such, is treated as a partnership for federal and state income tax purposes. Accordingly, as a partnership for tax purposes, the Company is not a taxable entity for federal income taxes and is not subject to significant state income taxes. However, the Company does pay certain state taxes based on revenue or net income that are reported as income tax expense on the consolidated statements of operations and comprehensive income. Income or loss of the Company as a limited liability company is reported to and included in the individual income tax returns of its members. Tax years ended December 31, 2018, 2017 and 2016 remain open to examination by federal and state taxing authorities.

Impairment of long-lived assets

The Company reviews the recoverability of its long-lived assets when events or conditions exist that indicate a possible impairment. The assessment for recoverability is based primarily on the Company's ability to recover the carrying value of its long-lived assets from expected future undiscounted net cash flows. If the total of expected future undiscounted net cash flows is less than the total carrying value of an asset, the asset is deemed not to be recoverable and possibly impaired. The Company then estimates the fair value of the asset to determine whether an impairment loss should be recognized. An impairment loss will be recognized if the carrying value of the asset exceeds its fair value. Fair value is determined by computing the expected future discounted cash flows. No impairment charges were recorded for the years ended December 31, 2019, 2018 or 2017.

Revenue recognition

The Company follows the provisions of the FASB’s ASC Topic 606, Revenue from Contracts with Customers.

Most of the Company's revenues are VPFs from Major Studios under the DCDAs. The Company earns VPF revenue when movies and certain other content distributed by Major Studios and other content distributors are booked and exhibited on screens utilizing the Company's Digital Systems. VPFs are earned and payable based on a fee schedule outlined in the DCDAs and other VPF agreements. The VPF revenue is recognized in the period in which it is earned, generally the first time the content is booked and exhibited in the theatre auditorium for which a Digital System has been installed.

The DCDAs with the Major Studios require the payment of VPFs for a period that ends on the earlier to occur of (i) the tenth anniversary of the "mean deployment date" (May 16, 2021) for all Digital Systems scheduled to be deployed over a period of up to five years, or (ii) the date the Company achieves "cost recoupment", each as defined in the DCDAs. Cost recoupment occurs when revenues attributable to the Digital Systems exceed the costs associated with their purchase (including financing), deployment, administration and other allowed amounts, all as defined in the DCDAs.

In addition to VPF revenue, the Company also earns a fee each time certain digital content other than feature films (e.g., concerts, sporting events and opera performances) is booked and exhibited on a Digital System. The Company refers to fees derived on a per-exhibition basis from these alternative forms of digital content as ACFs. ACFs may be paid by the distributor of the alternative content pursuant to an agreement with the Company or by the Exhibitor showing the content pursuant to its ELA. ACF revenue is recognized in the period in which the alternative content is exhibited.

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

Peak period payments were due under the ELAs when the leased Digital Systems were taken out of service by an Exhibitor for one or more consecutive defined "peak periods" (generally a weekend) as a result of relocation, damage or a complex closing. Peak period payments, if any, were recognized, billed and paid monthly. The Founding Member’s obligation to pay these fees was terminated on October 1, 2019.

In accordance with the ELAs, the Exhibitors are required to acquire extended warranties with respect to the leased Digital Systems covering the period from the expiration of the initial included manufacturer's warranty through the date of repayment of the Credit Facility (the "Warranty End Date"), but in no event later than 12 years from the effective date of the ELAs. Following the Warranty End Date, the Exhibitors may choose to continue extended warranty coverage through the expiration of the DCDAs (the "DCDA End Date"). The DCDA End Date will occur on the earlier of (i) the tenth anniversary of the "mean deployment date" (May 16, 2021) of the Digital Systems or (ii) the date the Company achieves "cost recoupment", each as defined in the DCDAs. The Company expects that the Exhibitors will maintain extended warranty coverage through the DCDA End Date. Pursuant to the ELAs, the Company is required to reimburse the Exhibitor for the costs of the extended warranties (and/or equipment replacement costs) subject to quarterly caps set forth in the ELAs. This contractual obligation by the Company to incur costs at a future date for the extended warranties or replacement costs when the leased equipment is purchased created a liability at the purchase date and a contra revenue adjustment in respect of revenues derived under the ELAs that is recognized on a straight-line basis over the term of the lease. During the year ended December 31, 2019, based on performance to date and revised projections of future activities, management estimates that cost recoupment will be achieved in 2020. As a result, management now estimates that the warranty reimbursement obligation will end during 2020 rather than 2021. This change in estimate resulted in a $8,680,000 reduction in the overall warranty liability and related warranty asset. The impact of this change on the Company’s results of operations for the year ended December 31, 2019 and subsequent years is not material.

The Company also earns revenues in respect of the services DCIP provides under the MSAs. The revenues are earned ratably as the services are performed under the respective agreements.

Subsequent events

The Company has evaluated subsequent events through February 18, 2020, which is the date the consolidated financial statements were available to be issued.

Note 3 - Financing Transactions

On May 17, 2013, the Company refinanced its then outstanding senior secured debt, extending its term and lowering its effective interest rate. The transaction consisted of a $755,000,000 senior secured loan commitment (the Credit Facility described in Note 7) to Kasima from a group of commercial banks and institutional investors. This Credit Facility was paid off and retired on August 2, 2019.

Note 4 - Consolidated Balance Sheet Components

Restricted cash

The Company had restricted cash of $0 and $3,702,000 at December 31, 2019 and 2018, respectively, in the form of an interest reserve escrow account and excess cost escrow account for the funding of Digital Systems in excess of costs caps, both related to the Credit Facility (see Note 7).

Accounts receivable, net

Accounts receivable, net consists of the following ($ in thousands):

	December 31,
	2019	2018
Accounts receivable	$ 47,046	$ 40,676
Accrued revenue	772	766
Deferred revenue(1)	(1,250)	(1,249)
Total accounts receivable, net	$ 46,568	$ 40,193

(1) Deferred revenue consists of unearned amounts billed but not collected at December 31, 2019 and 2018.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consist of the following ($ in thousands):

	December 31,
	2019	2018
Warranty reimbursement payable	$ 11,530	$ 11,171
Accrued taxes payable	4,449	152
Accrued bonus and compensation	930	3,040
Other accrued liabilities	822	160
Accounts payable	245	44
Accrued equipment purchases leased to others	-	27
Accrued interest payable	-	10
Total accounts payable and accrued liabilities	$ 17,976	$ 14,604

Other noncurrent liabilities

Other noncurrent liabilities consist primarily of accrued long-term incentive compensation.

Note 5 - Property and Equipment, net

Property and equipment, net consists of the following ($ in thousands):

	December 31,
	2019	2018
Equipment leased to others(1)	$ 1,052,560	$ 1,053,029
Equipment, not deployed	-	3,520
Computer equipment and software	6,296	6,228
Leasehold improvements	233	292
Furniture and fixtures	106	124
Total property and equipment	1,059,195	1,063,193
Less accumulated depreciation and amortization	(527,728)	(456,329)
Property and equipment, net	$ 531,467	$ 606,864

(1)At December 31, 2019 and 2018, the approximate carrying value of equipment leased to others was $531,000 and

$603,000, respectively.

Note 6 - Exhibitor Lease Fees

The Company earns lease revenues and other fees through the lease of Digital Systems to the Exhibitors in accordance with the ELAs described in Note 2. The aggregate future minimum lease revenues due under non-cancellable equipment lease agreements that have initial or remaining terms in excess of one year as of December 31, 2019 are as follows ($ in thousands) (see Note 1):

Year ending December 31,	Amount
2020	$ 14,998
2021	14,998
2022	12,640
2023	6,577
2024	2,194
Thereafter	2,302
Total	$ 53,709

Revenues earned under the ELAs for the years ended December 31, 2019, 2018 and 2017 totaled $18,989,000, $20,409,000 and $20,629,000, respectively.

Note 7- Long-term Debt, net

Credit facilities

On May 17, 2013, DCIP, Holdings and Kasima entered into a credit agreement with Barclays Bank PLC as Administrative Agent and a group of lenders which agreed to provide Kasima a $75 million revolving line of credit ("Revolver") and a $680 million term loan ("Term Loan B" and together with the Revolver, the "Credit Facility"). The Term Loan B was fully funded at the closing of the Credit Facility. Proceeds from the Term Loan B were used to repay all amounts under the then outstanding credit facility and to repay fees, transaction costs and other expenses incurred in connection with such repayment and the establishment of the Credit Facility. All costs of Digital Systems exceeding established caps must be funded by capital contributions from the Founding Members. The Credit Facility was retired on August 2, 2019 and all outstanding debt was repaid.

Interest expense on long-term debt was $1,042,000, $5,327,000 and $10,602,000, for the years ended December 31, 2019, 2018 and 2017, respectively.

Derivatives

The Interest Rate Swap contracts were entered into for interest expense cost protection from rising variable interest rates and are associated with the Credit Facility which was paid off and retired on August 2, 2019.

Note 8 - Retirement Plan

The Company maintains a defined contribution plan for eligible employees under Section 401(k) of the Internal Revenue Code. The Company's plan provides for eligible employees to contribute up to 80% of eligible compensation with a Company contribution of 4% of eligible wages. All employees are eligible to participate in the plan upon hire. The Company's contributions to the plan totaled $146,000, $139,000 and $140,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 9 - Operating Leases

The Company has various operating lease agreements for its offices. The Company has determined that the risks and benefits related to the leased properties are retained by the lessors. Accordingly, these are accounted for as operating leases. At December 31, 2019, the remaining lease terms range from two to 25 months. The agreements are renewable at the mutual consent of the parties in the contract.

The Company adopted ASU 2016-02 beginning January 1, 2019 and adopted the practical expedients consistently for all of its leases. Accordingly, the Company:

a.	did not reassess whether any expired or existing contracts are or contain leases;
b.	did not reassess the lease classification for any expired or existing leases; and
c.	did not reassess initial direct costs for any existing leases.

In addition, the Company elected to retrospectively determine the lease term and assess the impairment of its right-of-use assets. At the date of transition, the Company recognized an operating lease liability and right-of-use asset. The amount of lease liability is equal to the present value of the remaining lease payments as of January 1, 2019 discounted using the Company’s secured borrowing rate as of that date.

A right-of-use asset is measured as the amount of the lease liability adjusted for the amount of deferred straight-line rent, prepaid rent and lease incentive allowances previously recognized.

The table below summarizes the amounts recognized in the consolidated financial statements related to operating leases:

Year ended December 31, 2019	Amount
Rent expense for short-term operating leases	$ 62
Rent expense for long-term operating leases	62
Total rent expense	$ 124

The following table presents the maturity profile of the Company’s operating lease liabilities based on the contractual undiscounted payments with a reconciliation of these amounts to the remaining net present value of the operating lease liability reported in the consolidated balance sheet as of December 31, 2019.

Year ending December 31,	Amount
2020	$ 104
2021	101
2022	8
Total lease payments	213
Less: Interest	(23)
Net present value of lease liabilities	$ 190

Current portion	$ 93
Long-term portion	97
Total	$ 190

The weighted average remaining lease term and discount rates of the operating leases were 23 months and 4.80%, respectively, as of December 31, 2019.

Note 10 - Commitments

Employment agreements

The Company has employment agreements with two of its key executives setting forth key compensation terms (generally annual salary plus a defined bonus) and providing each executive with a severance benefit in the case the executive's employment is terminated without cause or the executive resigns with good reason, each as defined.

Tax matters

The Company is from time to time audited by state and local taxing authorities and as of December 31, 2019, certain assessments are in negotiation with various taxing authorities. The Company believes the potential tax liabilities will be resolved for $4,335,000 and has accrued this amount as of December 31, 2019.

Note 11 - Related Party Transactions

At December 31, 2019, all of the Company's Digital Systems are leased to the Exhibitors under the ELAs. For the years ended December 31, 2019, 2018 and 2017, revenues earned from the Exhibitors totaled $18,989,000, $20,409,000 and $20,629,000, respectively. Net accounts receivable due from the Exhibitors totaled $525,000 and $1,092,000, at December 31, 2019 and 2018, respectively, and will be settled in cash. Payments under the ELAs are generally due on the fifth day of the month after billing. At times, the Company purchases digital equipment from the Exhibitors at cost subject to caps established in the ELAs. For the years ended December 31, 2019 and 2018, the Company had no liability for reimbursement of equipment purchases due to the Exhibitors. The $11,530,000 warranty reimbursement liability represents a liability to reimburse the Exhibitors for the extended equipment warranty and other replacement costs (as defined in the ELAs) as cash payments that began in 2011 and continues through the DCDA End Date (see Note 2). Warranty reimbursements earned for the years ended December 31, 2019, 2018 and 2017 totaled $45,851,000, $41,717,000 and $32,680,000, respectively. Cash reimbursement payments for the years ended December 31, 2019, 2018 and 2017 totaled $45,492,000, $39,587,000 and $30,280,000, respectively, and payables totaled $11,530,000 and $11,171,000 as of December 31, 2019 and 2018, respectively.

In 2019, 2018 and 2017, the Exhibitors terminated their ELAs with respect to an aggregate of 83, 38, and 81 Digital Systems, respectively. Pursuant to the terms of the ELAs, the Exhibitors were required to purchase these Digital Systems from the Company at a defined Termination Amount per Digital System. In 2019, 2018 and 2017, total Termination Amounts paid by the Exhibitors in the aggregate were $673,000, $305,000 and $2,786,000, respectively, resulting in a loss on sale to the Company of $2,531,000, $1,250,000 and $1,252,000 in 2019, 2018 and 2017, respectively.

For the years ended December 31, 2019, 2018 and 2017, revenues earned from Fathom Events totaled $3,612,000, $3,719,000 and $3,004,000, respectively, (see Note 1). Accounts receivable due from Fathom Events at December 31, 2019 and 2018 totaled $671,000 and $635,000, respectively.

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

(b)Management’s annual report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) of the Exchange Act. With management’s participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of December 31, 2019, based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report in Item 8 of Part II of this Annual Report on Form 10-K.

(c)Changes in internal control over financial reporting.

As part of the adoption of ASC Topic 842, the Company implemented new internal controls to ensure we adequately evaluated our contracts and properly assessed the new lease accounting standard’s impact on our consolidated financial statements. There were no other significant changes in the Company’s internal control over financial reporting due to the adoption of the new standard. There were no changes in its internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

For information with respect to the executive officers of the Company, see “Information about our Executive Officers” included as a separate item at the end of Part I, Item 1. of this Report.

All other information called for by this item is hereby incorporated herein by reference to the relevant information under the headings “Proposal 1 - Election of Directors”, “Delinquent Section 16(A) Reports”, and “Corporate Governance” portions of our definitive proxy statement on Schedule 14A in connection with our 2020 Annual Meeting of Stockholders, to be filed within 120 days after December 31, 2019 (the “Proxy Statement”).

Item 11.   Executive Compensation.

The information called for by this item is set forth under the headings “Executive Compensation”, “Compensation Committee Report on Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Policies and Practices as They Relate to Risk Management”, “Director Compensation” and “Compensation Discussion and Analysis” in the Company’s 2020 Proxy Statement to be filed with the SEC within 120 days after December 31, 2019 and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information” in the Company’s 2020 Proxy Statement to be filed with the SEC within 120 days after December 31, 2019 and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is set forth under the headings “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s 2020 Proxy Statement to be filed with the SEC within 120 days after December 31, 2019 and is incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services

The information called for by this item is set forth under the headings “Principal Accounting Fees and Services” and “Audit Committee Pre-Approval Policy” in the Company’s 2020 Proxy Statement to be filed with the SEC within 120 days after December 31, 2019 and is incorporated herein by reference.

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

HIDDEN_ROW

Exhibit Number	Description
4.3

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

4.4

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

4.4(a)

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

4.5

Indenture, dated as of March 17, 2017, respecting AMC Entertainment Holdings, Inc.’s 6.125% Senior Subordinated Notes due 2027, among AMC Entertainment Holdings, Inc., the guarantors named therein and U.S. Bank National Association, as trustee. (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K (File No. 1-33892) filed on March 17, 2017).

4.6

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

4.7

Indenture by and among AMC Entertainment Holdings, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, dated as of September 14, 2018 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on September 20, 2018).

4.8

Third Amendment to Credit Agreement, dated as of May 9, 2017, by and among AMC Entertainment Holdings, Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Citicorp North America, Inc., as administrative agent (incorporated by reference from Exhibit 4.1 to the Company's Form 8-K (File No. 1-33892) filed on May 11, 2017).

4.9

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
4.10

Fifth Amendment to Credit Agreement, dated as of August 14, 2018, by and among AMC Entertainment Holdings, Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Citicorp North America, Inc., as administrative agent (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on August 7, 2018).

4.11

Sixth Amendment to Credit Agreement, dated as of April 22, 2019, by and among AMC Entertainment Holdings, Inc., as borrower, the lenders party thereto and Citicorp North America, Inc., as administrative agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on April 25, 2019).

*4.12	Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

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

HIDDEN_ROW

Exhibit Number	Description

***10.6

Employment Agreement, dated as of November 6, 2002, by and among Kevin M. Connor, AMC Entertainment Inc. and American Multi-Cinema, Inc. (incorporated by reference from Exhibit 10.49 to AMC’s Annual Report on Form 10-K (File No. 1-8747) filed on June 18, 2007).

***10.7

Employment Agreement, dated as of November 24, 2009, by and between Stephen A. Colanero and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.48 to AMC’s Annual Report on Form 10-K (File No. 1-8747) filed on June 3, 2011).

***10.8

Employment Agreement, dated as of July 1, 2001, by and between Mark A. McDonald and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.48 to AMC’s Annual Report on Form 10-K (File No. 1-8747) filed on June 18, 2008).

***10.9

Employment Agreement, dated as of August 18, 2010, by and between Elizabeth Frank and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.65 to AMC’s Form 10-KT (File No. 1-8747) filed on March 13, 2013).

10.10

Registration Rights Agreement dated December 23, 2013 by and among AMC Entertainment Holdings, Inc. and Dalian Wanda Group Co., LTD. (incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed on March 10, 2015).

10.11

Form of Indemnification Agreement by and between AMC Entertainment Holdings, Inc. and its Directors and Executive Officers (incorporated by reference from Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on November 22, 2013, as amended).

***10.12

Employment Agreement, dated as of December 14, 2015, by and among AMC Entertainment Holdings, Inc. and Adam M. Aron (incorporated by reference from Exhibit 10.1 to the Company’s Current Report Form 8-K (File No. 1-33892) filed on December 15, 2015).

10.13

Tax Payment Agreement dated October 15, 2013 among Wanda America Investment Holding Co. Ltd, AMC Entertainment Holdings, Inc. and American Multi-Cinema Inc. (incorporated by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed on March 4, 2014).

***10.14	Form of Stock Award Agreement (incorporated by reference from Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on November 27, 2013, as amended).

***10.15	AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 7, 2014).

***10.15(a)

AMC Entertainment Holdings, Inc. Clarifying Amendment to 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.27(a) to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed on March 10, 2015).

HIDDEN_ROW

Exhibit Number	Description
***10.16

Restated American Multi-Cinema, Inc. Non-Qualified Deferred Compensation Plan dated September 29. 2016, by American Multi-Cinema, Inc. effective January 1, 2016. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 9, 2016).

***10.17

Form of Restricted and/or Performance Stock Unit Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan.(incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on May 8, 2017).

***10.18

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

***10.19

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

***10.20

AMC Entertainment Holdings, Inc. Annual Incentive Compensation Program Continuing Structure, as modified by the Compensation Committee March 11, 2018 (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-33892) filed on May 7, 2018).

***10.21

Amendment No. 1 to the American Multi-Cinema, Inc. Non-Qualified Deferred Compensation Plan effective May 1, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on August 7, 2018).

10.22

Investment Agreement by and between AMC Entertainment Holdings, Inc. and Silver Lake Alpine, L.P., dated as of September 14, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on September 20, 2018).

10.23

Stock Repurchase and Cancellation Agreement by and between AMC Entertainment Holdings, Inc. and Wanda America Entertainment, Inc., dated as of September 14, 2018 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on September 20, 2018).

10.24

Right of First Refusal Agreement by and among AMC Entertainment Holdings, Inc., Silver Lake Alpine, L.P. and Wanda America Entertainment, Inc., dated as of September 14, 2018 (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on September 20, 2018).

***10.25

AMC Entertainment Holdings, Inc. Non-Employee Director Compensation Program – Amended and Restated November 1, 2018, Effective January 1, 2019 (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 8, 2018).

HIDDEN_ROW

Exhibit Number	Description
*10.26	AMC Entertainment Holdings, Inc. Annual Incentive Compensation Program Continuing Structure, as amended and restated by the Compensation Committee February 19, 2020.

*21	Subsidiaries of AMC Entertainment Holdings, Inc.

*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*23.2	Consent of CohnReznick LLP as to Digital Cinema Implementation Partners, LLC’s financial statements.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*32.1	Section 906 Certifications of Adam M. Aron (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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
Date: February 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ LIN (LINCOLN) ZHANG
Lin (Lincoln) Zhang	Chairman of the Board
February 27, 2020
/s/ ADAM M. ARON	Chief Executive Officer, Director and President
Adam M. Aron	(principal executive officer)
February 27, 2020
/s/ ANTHONY J. SAICH
Anthony J. Saich	Director
February 27, 2020
/s/ LEE E. WITTLINGER
Lee E. Wittlinger	Director
February 27, 2020
/s/ LLOYD HILL
Lloyd Hill	Director
February 27, 2020
/s/ KATHLEEN M. PAWLUS
Kathleen M. Pawlus	Director
February 27, 2020
/s/ HOWARD KOCH, JR.
Howard Koch, Jr.	Director
February 27, 2020
/s/ PHILIP LADER
Philip Lader	Director
February 27, 2020
/s/ ADAM J. SUSSMAN
Adam J. Sussman	Director
February 27, 2020
/s/ MAOJUN (JOHN) ZENG
Maojun (John) Zeng	Director
February 27, 2020
/s/ GARY F. LOCKE
Gary F. Locke	Director
February 27, 2020
/s/ CRAIG R. RAMSEY	Executive Vice President and Chief Financial
Craig R. Ramsey	Officer (principal financial officer)
February 27, 2020
/s/ CHRIS A. COX	Senior Vice President and Chief Accounting
Chris A. Cox	Officer (principal accounting officer)
February 27, 2020