Form 10-Q
period 2020-03-31
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2020-06-09
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock	AMC	New York Stock Exchange

Title of each class of common stock	Number of shares outstanding as of June 2, 2020
Class A common stock Class B common stock	52,549,593 51,769,784

EXPLANATORY NOTE

AMC Entertainment Holdings, Inc., (the “Company”), is filing this Form 10-Q for the period ended March 31, 2020 after the May 11, 2020 deadline in reliance on the 45-day extension provided by the Securities and Exchange Commission’s Order Under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act” Modifying Exemptions from the Reporting Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (the “Order”) due to the circumstances related to the COVID-19 pandemic. COVID-19 has created substantial disruption in the Company’s operations including the suspension of all theatre operations worldwide resulting in the cessation of essentially all revenues. As a result, all corporate-level employees have been either fully or partially furloughed, significantly limiting the resources available to prepare the Form 10-Q. Furthermore, to the extent corporate-level employees continue to work, they are working from home which has decreased efficiency in fulfilling the tasks necessary to complete the Form 10-Q. Due to these operational challenges, the Company could not file this Form 10-Q within the time period specified under the Exchange Act. Pursuant to the requirements of the Order, the Company filed a Form 8-K with the SEC on April 29, 2020 indicating its intention to rely upon the Order with respect to the filing of this Form 10-Q which is being filed within the 45-day extension period provided by the Order.

AMC ENTERTAINMENT HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
(In millions, except share and per share amounts)	March 31, 2020	March 31, 2019
	(unaudited)
Revenues
Admissions	$568.0	$731.5
Food and beverage	288.1	368.8
Other theatre	85.4	100.1
Total revenues	941.5	1,200.4
Operating costs and expenses
Film exhibition costs	271.7	365.3
Food and beverage costs	53.4	61.5
Operating expense, excluding depreciation and amortization below	356.9	402.8
Rent	237.8	242.0
General and administrative:
Merger, acquisition and other costs	0.2	3.3
Other, excluding depreciation and amortization below	33.2	46.2
Depreciation and amortization	122.5	113.0
Impairment of long-lived assets, indefinite-lived intangible assets and goodwill	1,851.9	—
Operating costs and expenses	2,927.6	1,234.1
Operating loss	(1,986.1)	(33.7)
Other expense (income):
Other expense	26.9	29.8
Interest expense:
Corporate borrowings	71.3	71.3
Finance lease obligations	1.6	2.1
Non-cash NCM exhibitor services agreement	9.9	10.2
Equity in (earnings) loss of non-consolidated entities	2.9	(6.5)
Investment expense (income)	9.4	(16.1)
Total other expense, net	122.0	90.8
Loss before income taxes	(2,108.1)	(124.5)
Income tax provision	68.2	5.7
Net loss	$(2,176.3)	$(130.2)
Loss per share:
Basic	$(20.88)	$(1.25)
Diluted	$(20.88)	$(1.25)
Average shares outstanding:
Basic (in thousands)	104,245	103,783
Diluted (in thousands)	104,245	103,783

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
(In millions)	March 31, 2020	March 31, 2019
	(unaudited)
Net loss	$(2,176.3)	$(130.2)
Other comprehensive loss:
Unrealized foreign currency translation adjustments	(93.6)	(25.4)
Realized loss on foreign currency transactions reclassified into other expense	—	0.5
Pension adjustments:
Realized net loss reclassified into other expense, net of tax	0.1	0.1
Equity method investee's cash flow hedge:
Unrealized net holding loss arising during the period	—	(0.1)
Other comprehensive loss	(93.5)	(24.9)
Total comprehensive loss	$(2,269.8)	$(155.1)

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$299.8	$265.0
Restricted cash	10.0	10.5
Receivables, net	126.8	254.2
Other current assets	115.2	143.4
Total current assets	551.8	673.1
Property, net	2,520.4	2,649.2
Operating lease right-of-use assets, net	4,602.3	4,796.0
Intangible assets, net	175.1	195.3
Goodwill	2,938.0	4,789.1
Deferred tax asset, net	0.5	70.1
Other long-term assets	450.2	503.0
Total assets	$11,238.3	$13,675.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$337.1	$543.3
Accrued expenses and other liabilities	263.0	324.6
Deferred revenues and income	400.3	449.2
Current maturities of corporate borrowings	20.0	20.0
Current maturities of finance lease liabilities	10.2	10.3
Current maturities of operating lease liabilities	581.5	585.8
Total current liabilities	1,612.1	1,933.2
Corporate borrowings	5,020.8	4,733.4
Finance lease liabilities	85.0	89.6
Operating lease liabilities	4,784.3	4,913.8
Exhibitor services agreement	550.4	549.7
Deferred tax liability, net	47.7	46.0
Other long-term liabilities	212.0	195.9
Total liabilities	12,312.3	12,461.6
Commitments and contingencies
Stockholders’ equity:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 56,282,218 shares issued and 52,549,593 outstanding as of March 31, 2020; 55,812,702 shares issued and 52,080,077 outstanding as of December 31, 2019)	0.5	0.5
Class B common stock ($.01 par value, 51,769,784 shares authorized, issued and outstanding as of March 31, 2020 and December 31, 2019)	0.5	0.5
Additional paid-in capital	2,003.6	2,001.9
Treasury stock (3,732,625 shares as of March 31, 2020 and December 31, 2019, at cost)	(56.4)	(56.4)
Accumulated other comprehensive loss	(119.6)	(26.1)
Accumulated deficit	(2,902.6)	(706.2)
Total stockholders’ equity (deficit)	(1,074.0)	1,214.2
Total liabilities and stockholders’ equity	$11,238.3	$13,675.8

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In millions)	March 31, 2020	March 31, 2019
Cash flows from operating activities:	(unaudited)
Net loss	$(2,176.3)	$(130.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	122.5	113.0
Deferred income taxes	71.2	4.1
Impairment of long-lived assets, indefinite-lived intangible assets and goodwill	1,851.9	—
Amortization of net discount on corporate borrowings	3.1	2.2
Amortization of deferred charges to interest expense	4.1	4.4
Non-cash portion of stock-based compensation	2.7	4.0
Gain on dispositions	(1.0)	(12.9)
Loss on derivative asset and derivative liability	19.6	28.4
Equity in loss from non-consolidated entities, net of distributions	11.2	—
Landlord contributions	16.1	35.2
Other non-cash rent	2.3	7.6
Deferred rent	(18.3)	(18.1)
Net periodic benefit cost	0.3	0.1
Change in assets and liabilities:
Receivables	129.4	68.3
Other assets	29.2	14.5
Accounts payable	(169.8)	(76.7)
Accrued expenses and other liabilities	(105.7)	(48.0)
Other, net	23.5	5.5
Net cash provided by (used in) operating activities	(184.0)	1.4
Cash flows from investing activities:
Capital expenditures	(91.7)	(114.8)
Proceeds from disposition of long-term assets	3.4	17.3
Investments in non-consolidated entities, net	—	(0.1)
Other, net	0.9	(0.9)
Net cash used in investing activities	(87.4)	(98.5)
Cash flows from financing activities:
Borrowings (repayments) under revolving credit facilities	325.1	(3.8)
Scheduled principal payments under Term Loans	(5.0)	(3.4)
Principal payments under finance lease obligations	(2.3)	(3.8)
Cash used to pay for deferred financing costs	(0.1)	—
Cash used to pay dividends	(4.3)	(21.8)
Taxes paid for restricted unit withholdings	(1.0)	(1.1)
Net cash provided by (used in) financing activities	312.4	(33.9)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(6.7)	2.2
Net increase (decrease) in cash and cash equivalents and restricted cash	34.3	(128.8)
Cash and cash equivalents and restricted cash at beginning of period	275.5	324.0
Cash and cash equivalents and restricted cash at end of period	$309.8	$195.2
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (including amounts capitalized of $0.3 million for both periods)	$34.6	$38.1
Income taxes paid, net	$1.7	$2.5
Schedule of non-cash activities:
Investment in NCM	$4.5	$1.4
Construction payables at period end	$58.4	$83.8

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

As of March 31, 2020, Wanda owned approximately 49.63% of Holdings’ outstanding common stock and 74.72% of the combined voting power of Holdings’ outstanding common stock and has the power to control Holdings’ affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), entering into mergers, sales of substantially all of the Company’s assets and other transactions.

Temporarily Suspended Operations. As of or before March 17, 2020, the Company temporarily suspended all theatre operations in its U.S. markets and International markets in compliance with local, state, and federal governmental restrictions and recommendations on social gatherings to prevent the spread of COVID-19 and as a precaution to help ensure the health and safety of the Company’s guests and theatre staff. As a result of these temporarily suspended operations, the Company’s revenues and expenses for the three months ended March 31, 2020 are significantly lower than the revenues and expenses for the three months ended March 31, 2019. The Company will continue to monitor this situation closely and remain flexible on reopening its theatres in accordance with the Centers for Disease Control and Prevention and governmental directives.

Liquidity. In response to the COVID-19 pandemic, the Company has taken and is continuing to take significant steps to preserve cash by eliminating non-essential costs, including reductions to executive compensation and elements of its fixed cost structure:

●	Suspended non-essential operating expenditures, including marketing & promotional and travel and entertainment expenses; and where possible, for example: utilities, reduced essential operating expenditures to minimum levels necessary while theatres are closed.
●	Terminated or deferred all non-essential capital expenditures to minimum levels necessary while theatres are closed.
●	Implemented measures to reduce corporate-level employment costs, including full or partial furloughs of all corporate-level Company employees, including senior executives, with individual work load and salary reductions ranging from 20% to 100%; cancellation of pending annual merit pay increases; and elimination or reduction of non-healthcare benefits.
●	All domestic theatre-level crew members have been fully furloughed and theatre-level management has been reduced to the minimum level necessary to begin resumption of operations when permitted. Similar efforts to reduce theatre-level and corporate employment costs are being undertaken internationally consistent with applicable laws across the jurisdictions in which the Company operates.
●	Working with the Company’s landlords, vendors, and other business partners to manage, defer, and/or abate the related rent expenses and operating expenses during the disruptions caused by the COVID-19 pandemic.
●	Introduced an active cash management process, which, among other things, requires senior management approval of all outgoing payments.
●	The Company does not expect to continue dividend payments which, when considered in tandem with the dividend decrease of $0.17 per share paid in the first quarter of 2020 when compared to the dividend payments made in the first quarter of 2019, results in aggregate quarterly cash savings of $17.5 million.
●	The Company does not expect to make purchases under its recently authorized stock repurchase program for the duration of 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. Based on the Company’s preliminary analysis of the CARES Act, the Company expects to recognize the following benefits:

●	Approximately $18.5 million of cash tax refunds from overpayments and refundable alternative minimum tax credits with the filing of the Company’s 2019 federal tax return, amending 2018 state tax returns and filing 2019 state tax returns in which the Company expects a refund.
●	Deferral of social security payroll tax matches that would otherwise be required in 2020.
●	Receipt of a payroll tax credit in 2020 for expenses related to paying wages and health benefits to employees who are not working as a result of temporarily suspended operations and reduced receipts associated with COVID-19.

The Company intends to seek any available potential benefits under the CARES Act, including loans, investments or guarantees, and any other such current or future government programs for which the Company qualifies domestically and internationally, including those described above. The Company cannot predict the manner in which such benefits will be allocated or administered, and the Company cannot assure the reader that it will be able to access such benefits in a timely manner or at all.

The Company believes its cash balance as of March 31, 2020 was sufficient to withstand a global suspension of operations until a partial reopening in July 2020. After giving effect to the proceeds of $500.0 million received from the issuance of the 10.5% first lien notes due 2025 (the “First Lien Notes due 2025”) on April 24, 2020, existing cash and cash equivalents and cash generated from operations upon reopening, the Company may have sufficient liquidity to fund operations and essential capital expenditures for the next 12 months. Further, as discussed in Note 14—Subsequent Events, the Company’s lenders have granted relief from the maintenance covenants in the revolving credit agreements and the Company believes it will maintain compliance with all financial debt covenants for the next 12 months. Therefore, the Company believes it has the cash resources to reopen its theatres and resume operations this summer or later. The Company’s liquidity needs thereafter will depend, among other things, on the timing of a full resumption of operations, the timing of movie releases and its ability to generate revenues.

While the Company has used its best estimates based on currently available information, the Company cannot assure the reader that its assumptions used to estimate its liquidity requirements will be correct—including but not limited to attendance, food and beverage revenues, rent relief, cost savings, and capital expenditures—because the Company has never previously experienced a complete cessation of its operations, and as a consequence, its ability to be predictive is uncertain. If the Company does not recommence operations within its estimated timeline, the Company will require additional capital and may also require additional financing if, for example, its operations do not generate the expected revenues or a recurrence of COVID-19 were to cause another suspension of operations. Such additional financing may not be available on favorable terms or at all. Due to these factors, substantial doubt exists about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Principles of Consolidation. The accompanying unaudited condensed consolidated financial statements include the accounts of AMC, as discussed above, and should be read in conjunction with the Company’s Annual Report on Form 10–K for the year ended December 31, 2019. The accompanying condensed consolidated balance sheet as of December 31, 2019, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10–Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company’s financial position and results of operations. All significant intercompany balances and transactions have been eliminated in consolidation. There are no noncontrolling interests in the Company’s consolidated subsidiaries; consequently, all of its stockholders’ equity, net earnings (loss) and total comprehensive income (loss) for the periods presented are attributable to controlling interests. Due to the seasonal nature of the Company’s business and the suspension of operations at all the Company’s theatres due to the COVID-19 pandemic, results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020. The Company manages its business under two reportable segments for its theatrical exhibition operations, U.S. markets and International markets.

Accumulated other comprehensive loss. The following table presents the change in accumulated other comprehensive loss by component:

		Pension and
	Foreign	Other
(In millions)	Currency	Benefits	Total
Balance December 31, 2019	$(8.8)	$(17.3)	$(26.1)
Other comprehensive loss before reclassifications	(93.6)	—	(93.6)
Amounts reclassified from accumulated other comprehensive loss	—	0.1	0.1
Balance March 31, 2020	$(102.4)	$(17.2)	$(119.6)

Accumulated depreciation and amortization. Accumulated depreciation was $1,937.4 million and $1,820.1 million at March 31, 2020 and December 31, 2019, respectively, related to property. Accumulated amortization of intangible assets was $23.7 million and $22.8 million at March 31, 2020 and December 31, 2019, respectively.

Other expense. The following table sets forth the components of other expense:

	Three Months Ended
(In thousands)	March 31, 2020	March 31, 2019
Derivative liability fair value adjustment for embedded conversion feature in the Convertible Notes due 2024	$(0.5)	$13.3
Derivative asset fair value adjustment for contingent call option related to the Class B common stock purchase and cancellation agreement	20.1	15.1
Credit losses related to contingent lease guarantees	5.3	—
Loss on Pound sterling forward contract	—	0.3
Foreign currency transactions losses	2.0	0.5
Non-operating components of net periodic benefit cost	—	0.1
Fees related to modification of term loans	—	0.2
Other	—	0.3
Total other expense	$26.9	$29.8

Impairments. The following table summarizes the Company’s assets that were impaired:

	Three Months Ended
	March 31,	March 31,
(In millions)	2020	2019
Impairment of long-lived assets	$91.3	$—
Impairment of indefinite-lived intangible assets	8.3	—
Impairment of definite-lived intangible assets	8.0	—
Impairment of goodwill (1)	1,744.3	—
Investment expense	7.2	—
Total impairment loss	$1,859.1	$—
(1)	See Note 4—Goodwill for information regarding goodwill impairment.

The Company evaluates definite-lived and indefinite-lived intangible assets for impairment annually or more frequently as specific events or circumstances dictate or changes in circumstances indicate that the carrying amount of the asset group may not be fully recoverable.

During the three months ended March 31, 2020, the Company recorded non-cash impairment of long-lived assets of $81.4 million on 57 theatres in the U.S. markets with 658 screens (in Alabama, Arkansas, California, District of Columbia, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Montana, New Hampshire, New Jersey, New York, North Carolina, North Dakota, Ohio, Pennsylvania, South Dakota, Tennessee, Texas, Washington, Wisconsin and Wyoming) and $9.9 million on 23 theatres in the International markets with 213 screens (in Germany, Italy, Spain, UK and Sweden). During the three months ended March 31, 2020, the Company recorded impairment losses related to definite-lived intangible assets of $8.0 million. In addition, the Company recorded an impairment loss of $7.2 million within investment expense (income), related to equity interest investments without a readily determinable fair value accounted for under the cost method.

During the three months ended March 31, 2020, the Company performed a quantitative impairment evaluation of its indefinite-lived intangible assets related to the AMC, Odeon and Nordic tradenames and recorded impairment charges of $5.9 million related to Odeon tradenames and $2.4 million related to Nordic tradenames during the three months ended March 31, 2020. To estimate fair value of the Company’s indefinite-lived trade names, the Company employed a derivation of the Income Approach known as the Royalty Savings.

Accounting Pronouncements Recently Adopted

Financial Instruments. In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which provides new guidance regarding the measurement and recognition of credit impairment for certain financial assets. Such guidance impacts how the Company determines its allowance for estimated uncollectible receivables and also contingent lease guarantees, where the Company remains contingently liable for lease payments under certain leases of theatres that it previously divested, in the event that such assignees are unable to fulfill their future lease payment obligations. ASU 2016-13 was effective for the Company in the first quarter of 2020. The Company recognized the cumulative effect upon adoption of the new standard related to credit losses for contingent lease guarantees of $16.9 million. See Note 11—Commitments and Contingencies for further information regarding contingent lease guarantees. The adoption impact on the Company’s allowance for estimated uncollectible receivables was immaterial as of January 1, 2020 and March 31, 2020. The cumulative effect of adoption was recorded to accumulated deficit under the modified retrospective adoption method.

Fair Value Measurement. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which eliminates, adds, and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. Entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but are required to disclose the range and weighted average used to develop significant observable inputs for Level 3 fair value measurements. The fair value measurement disclosure requirements of ASU 2018-13 was effective for the Company in the first quarter of 2020. See Note 9—Fair Value Measurements for the required disclosures for Level 3 fair value measurements.

Cloud Computing Arrangement. In August 2018, the FASB issued ASU 2018-15, Intangibles–Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 requires a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation, setup, and other upfront costs to capitalize as assets or expense as incurred. ASU 2018-15 was effective for the Company in the first quarter of 2020. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively in accordance with ASC 250-10-45. The Company adopted ASU 2018-15 prospectively and the adoption of ASU 2018-15 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Accounting Pronouncements Issued Not Yet Adopted

Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to improve consistency and simplify several areas of existing guidance. ASU 2019-12 removes certain exceptions to the general principles related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also clarifies the accounting for transactions that result in a step-up in the tax basis for goodwill. ASU 2019-12 is effective for the Company in the first quarter of 2021. Early adoption is permitted. The Company is currently evaluating the effect that ASU 2019-12 will have on its consolidated financial statements.

NOTE 2—LEASES

The Company leases theatres and equipment under operating and finance leases. The Company typically does not believe that exercise of the renewal options is reasonably assured at the inception of the lease agreements and, therefore, considers the initial base term as the lease term. Lease terms vary but generally the leases provide for fixed and escalating rentals, contingent escalating rentals based on the Consumer Price Index and other indexes not to exceed certain specified amounts and variable rentals based on a percentage of revenues. The Company often receives contributions from landlords for renovations at existing locations. The Company records the amounts received from landlords as an adjustment to the right-of-use asset and amortizes the balance as a reduction to rent expense over the base term of the lease agreement. Equipment leases primarily consist of digital projectors and food and beverage equipment.

The following table reflects the lease costs for the three months ended March 31, 2020 and March 31, 2019:

		Three Months Ended
(In millions)	Consolidated Statement of Operations	March 31, 2020	March 31, 2019
Operating lease cost
Theatre properties	Rent	$216.9	$218.9
Theatre properties	Operating expense	2.2	1.7
Equipment	Operating expense	3.9	3.5
Office and other	General and administrative: other	1.3	1.3
Finance lease cost
Amortization of finance lease assets	Depreciation and amortization	1.9	2.7
Interest expense on lease liabilities	Finance lease obligations	1.6	2.1
Variable lease cost
Theatre properties	Rent	20.9	23.0
Equipment	Operating expense	7.0	10.7
Total lease cost		$255.7	$263.9

Cash flow and supplemental information is presented below:

	Three Months Ended
(In millions)	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$(1.6)	$(2.1)
Operating cash flows used in operating leases (1)	(240.3)	(236.0)
Financing cash flows used in finance leases	(2.3)	(3.8)

Landlord contributions:
Operating cashflows provided by operating leases	16.1	35.2
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (2)	69.7	21.0
(1)	Reflects contractual amounts due to be paid in cash. For the three months ended March 31, 2020, the Company deferred cash payments of $17.5 million of these amounts, which are included in the condensed consolidated statements of cash flows as part of the change in accounts payable.
(2)	Includes lease extensions and option exercises.

The following table represents the weighted-average remaining lease term and discount rate as of March 31, 2020:

	As of March 31, 2020
	Weighted Average	Weighted Average
	Remaining	Discount
Lease Term and Discount Rate	Lease Term (years)	Rate
Operating leases	10.0	7.2%
Finance leases	12.7	6.5%

As of March 31, 2020, the Company had signed additional operating lease agreements for 9 theatres that have not yet commenced of approximately $194.9 million, which are expected to commence between 2020 and 2023, and carry lease terms of approximately 5 to 25 years. The timing of lease commencement is dependent on the landlord providing the Company with control and access to the related facility.

NOTE 3—REVENUE RECOGNITION

Disaggregation of Revenue. Revenue is disaggregated in the following tables by major revenue types and by timing of revenue recognition:

	Three Months Ended	Three Months Ended
(In millions)	March 31, 2020	March 31, 2019
Major revenue types
Admissions	$568.0	$731.5
Food and beverage	288.1	368.8
Other theatre:
Advertising	29.7	34.5
Other theatre	55.7	65.6
Other theatre	85.4	100.1
Total revenues	$941.5	$1,200.4

	Three Months Ended
(In millions)	March 31, 2020	March 31, 2019
Timing of revenue recognition
Products and services transferred at a point in time	$851.8	$1,110.0
Products and services transferred over time (1)	89.7	90.4
Total revenues	$941.5	$1,200.4
(1)Amounts primarily include subscription and advertising revenues.

The following tables provide the balances of receivables and deferred revenue income:

(In millions)	March 31, 2020	December 31, 2019
Current assets:
Receivables related to contracts with customers	$29.4	$160.3
Miscellaneous receivables	97.4	93.9
Receivables, net	$126.8	$254.2

(In millions)	March 31, 2020	December 31, 2019
Current liabilities:
Deferred revenue related to contracts with customers	$396.4	$447.1
Miscellaneous deferred income	3.9	2.1
Deferred revenue and income	$400.3	$449.2

The significant changes in contract liabilities with customers included in deferred revenues and income are as follows:

Deferred Revenues
Related to Contracts
(In millions)	with Customers
Balance December 31, 2019	$447.1
Cash received in advance (1)	71.3
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	4.8
Food and beverage (2)	12.5
Other theatre (2)	(0.2)
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(89.5)
Food and beverage (3)	(23.8)
Other theatre (4)	(21.2)
Foreign currency translation adjustment	(4.6)
Balance March 31, 2020	$396.4

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

The Company suspended the recognition of deferred revenues related to certain loyalty programs, gift cards, and exchange tickets during the period in which its operations are temporarily suspended.

The significant changes to contract liabilities included in the exhibitor services agreement, classified as long-term liabilities in the condensed consolidated balance sheets, are as follows:

Exhibitor Services
(In millions)	Agreement
Balance December 31, 2019	$549.7
Common Unit Adjustment–additions of common units (1)	4.8
Reclassification of the beginning balance to other theatre revenue, as the result of performance obligations satisfied	(4.1)
Balance March 31, 2020	$550.4
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

Gift cards and exchange tickets. The total amount of non-redeemed gifts cards and exchange tickets included in deferred revenues and income as of March 31, 2020 was $311.9 million. This will be recognized as revenues as the gift cards and exchange tickets are redeemed or as the non-redeemed gift card and exchange ticket revenues are recognized in proportion to the pattern of actual redemptions, which is estimated to occur over the next 24 months.

Loyalty programs. As of March 31, 2020, the amount of deferred revenue allocated to the loyalty programs included in deferred revenues and income was $69.4 million. The earned points will be recognized as revenue as the points are redeemed, which is estimated to occur over the next 24 months. The AMC Stubs® annual membership fee is recognized ratably over the one-year membership period.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 4—GOODWILL

The following table summarizes the changes in goodwill by reporting unit for the three months ended March 31, 2020:

(In millions)	Domestic Theatres	International Theatres	Total
Balance December 31, 2019	$3,072.6	$1,716.5	$4,789.1
Impairment adjustment	(1,124.9)	(619.4)	(1,744.3)
Currency translation adjustment	—	(106.8)	(106.8)
Balance March 31, 2020	$1,947.7	$990.3	$2,938.0

The Company evaluates goodwill recorded at the Company’s two reporting units (Domestic Theatres and International Theatres) for impairment annually as of the beginning of the fourth fiscal quarter and any time an event occurs or circumstances change that would more likely than not reduce the fair value for a reporting unit below its carrying amount. The impairment test for goodwill involves estimating the fair value of the reporting unit and comparing that value to its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, the difference is recorded as goodwill impairment charge, not to exceed the total amount of goodwill allocated to that reporting unit.

A decline in the common stock price and prices of the Company’s corporate borrowings and the resulting impact on market capitalization are two of several factors considered when making this evaluation. Based on sustained declines during 2020 in the Company’s enterprise market capitalization and the temporary suspension of operations at all the Company’s theatres on or before March 17, 2020 due to the COVID-19 pandemic, the Company performed a Step 1 quantitative goodwill impairment test of the Domestic and International reporting units as of March 31, 2020.

In performing the Step 1 quantitative goodwill impairment test as of March 31, 2020, the Company used an enterprise value approach to measure fair value of the reporting units. See Note 9—Fair Value Measurements for a discussion of the valuation methodology. The enterprise fair values of the Domestic Theatres and International Theatres reporting units were less than their carrying values and goodwill impairment charges of $1,124.9 million and $619.4 million was recorded as of March 31, 2020 for the Company’s Domestic Theatres and International Theatres reporting units, respectively.

NOTE 5—INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the condensed consolidated balance sheets in other long-term assets. Investments in non-consolidated affiliates as of March 31, 2020 include interests in Digital Cinema Implementation Partners, LLC (“DCIP”) of 29.0%, Digital Cinema Distribution Coalition, LLC (“DCDC”) of 14.6%, AC JV, LLC (“AC JV”) owner of Fathom Events, of 32.0%, SV Holdco LLC (“SV Holdco”), owner of Screenvision, 18.2%, Digital Cinema Media Ltd. (“DCM”) of 50.0%, and Saudi Cinema Company LLC (“SCC”) of 10.0%. The Company also has partnership interests in four U.S. motion picture theatres (“Theatre Partnerships”) and approximately 50.0% interest in 55 theatres in Europe. Indebtedness held by equity method investees is non-recourse to the Company.

Equity in Earnings of Non-Consolidated Entities

Aggregated condensed financial information of the Company’s significant non-consolidated equity method investment (DCIP) is shown below:

	Three Months Ended
(In millions)	March 31, 2020	March 31, 2019
Revenues	$26.1	$37.7
Operating costs and expenses	37.2	19.2
Net earnings (loss)	$(11.1)	$18.5

The components of the Company’s recorded equity in earnings (loss) of non-consolidated entities are as follows:

	Three Months Ended
(In millions)	March 31, 2020	March 31, 2019
DCIP	$(1.9)	$5.6
Other	(1.0)	0.9
The Company’s recorded equity in earnings (loss)	$(2.9)	$6.5

Related Party Transactions

The Company recorded the following related party transactions with equity method investees:

	As of	As of
(In millions)	March 31, 2020	December 31, 2019
Due from DCM for on-screen advertising revenue	$0.9	$4.2
Loan receivable from DCM	0.6	0.7
Due from DCIP for warranty expenditures	—	3.5
Due to AC JV for Fathom Events programming	(1.0)	(0.8)
Due from Screenvision for on-screen advertising revenue	0.7	3.4
Due from Nordic JVs	2.3	2.5
Due to Nordic JVs for management services	(2.2)	(1.6)
Due from SCC related to the joint venture	9.3	8.3
Due to U.S. theatre partnerships	(0.8)	(1.0)

		Three Months Ended
(In millions)	Condensed Consolidated Statement of Operations	March 31, 2020	March 31, 2019
DCM screen advertising revenues	Other revenues	$3.6	$3.9
DCIP equipment rental expense	Operating expense	1.3	1.1
Gross exhibition cost on AC JV Fathom Events programming	Film exhibition costs	2.4	7.3
Screenvision screen advertising revenues	Other revenues	2.1	3.5

NOTE 6—CORPORATE BORROWINGS

A summary of the carrying value of corporate borrowings and capital and finance lease obligations is as follows:

(In millions)	March 31, 2020	December 31, 2019
Senior Secured Credit Facility-Term Loan due 2026 (4.61% as of March 31, 2020)	$1,980.0	$1,985.0
Revolving Credit Facility Due 2024 (4.75% as of March 31, 2020)	215.0	—
Odeon Revolving Credit Facility Due 2022 (3.17% as of March 31, 2020)	85.1	—
Odeon Revolving Credit Facility Due 2022 (2.6% as of March 31, 2020)	24.7	—
2.95% Senior Unsecured Convertible Notes due 2024	600.0	600.0
6.375% Senior Subordinated Notes due 2024 (£500 million par value)	617.3	655.8
5.75% Senior Subordinated Notes due 2025	600.0	600.0
5.875% Senior Subordinated Notes due 2026	595.0	595.0
6.125% Senior Subordinated Notes due 2027	475.0	475.0
	$5,192.1	$4,910.8
Finance lease obligations	95.2	99.9
Debt issuance costs	(84.5)	(88.8)
Net discounts	(66.8)	(69.1)
Derivative liability	—	0.5
	$5,136.0	$4,853.3
Less:
Current maturities corporate borrowings	(20.0)	(20.0)
Current maturities finance lease obligations	(10.2)	(10.3)
	$5,105.8	$4,823.0

Senior Unsecured Convertible Notes due 2024

The table below sets forth the carrying value of the Senior Unsecured Convertible Notes due 2024:

	Carrying Value	Increase	Carrying Value
	as of	to Expense	as of
(In millions)	December 31, 2019	(Income)	March 31, 2020
Principal balance	$600.0	$—	$600.0
Discount	(73.7)	3.4	(70.3)
Debt issuance costs	(11.2)	0.4	(10.8)
Derivative liability	0.5	(0.5)	—
Carrying value	$515.6	$3.3	$518.9

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

The Company bifurcated the conversion feature from the principal balance of the Convertible Notes due 2024 as a derivative liability because (1) a conversion feature is not clearly and closely related to the debt instrument and the reset of the conversion price discussed in the following paragraph causes the conversion feature to not be considered indexed to the Company’s equity, (2) the conversion feature standing alone meets the definition of a derivative, and (3) the Convertible Notes due 2024 are not remeasured at fair value each reporting period with changes in fair value recorded in the condensed consolidated statement of operations. The initial derivative liability of $90.4 million is offset by a discount to the principal balance and is amortized to interest expense resulting in an effective rate of 5.98% over the term of the Convertible Notes due 2024. The Company also recorded debt issuance costs of approximately $13.6 million related to the issuance of the Convertible Notes due 2024 and will amortize those costs to interest expense under the effective interest method over the term of the Convertible Notes due 2024. The Company recorded interest expense for the three months ended March 31, 2020 and March 31, 2019 of $8.3 million and $8.0 million, respectively.

The derivative liability is remeasured at fair value each reporting period with changes in fair value recorded in the condensed consolidated statements of operations as other expense or income. See Note 9—Fair Value Measurements for a discussion of the valuation methodology. For the three months ended March 31, 2020 and March 31, 2019, this resulted in other expense (income) of $(0.5) million and $13.3 million, respectively. The if-converted value of the Convertible Notes due 2024 is less than the principal balance by approximately $499.9 million as of March 31, 2020 based on the closing price per share of the Company’s common stock of $3.16 per share.

Upon conversion by a holder of the Convertible Notes due 2024, the Company shall deliver, at its election, either cash, shares of the Company’s Class A common stock or a combination of cash and shares of the Company’s Class A common stock at a conversion rate of 52.7704 per $1,000 principal amount of the Convertible Notes due 2024 (which represents an initial conversion price of $18.95), in each case subject to customary anti-dilution adjustments. As of March 31, 2020, the $600.0 million principal balance of the Convertible Notes due 2024 would be convertible into 31,662,269 shares of Class A common stock. In addition to typical anti-dilution adjustments, in the event that the then-applicable conversion price is greater than 120% of the average of the volume-weighted average price of the Company’s Class A common stock for the ten days prior to the second anniversary of issuance (the “Reset Conversion Price”), the conversion price for the Convertible Notes due 2024 is subject to a reset provision that would adjust the conversion price downward to such Reset Conversion Price. However, this conversion price reset provision is subject to a conversion price floor such that the shares of the Company’s Class A common stock issuable upon conversion would not exceed 30% of the Company’s then outstanding fully-diluted share capital after giving effect to the conversion. In addition, a trigger of the reset provision would result in up to 5,666,000 shares of the Company’s Class B common stock held by Wanda becoming subject to forfeiture and retirement by the Company at no additional cost pursuant to the stock repurchase agreement between the Company and Wanda discussed in Note 7—Stockholders’ Equity. This cancellation agreement is a contingent call option for the forfeiture shares, which is a freestanding derivative measured at fair value on a recurring basis. The feature is contingent on the same reset of the conversion price which is part of the conversion feature. The initial derivative asset of $10.7 million is offset by a credit to stockholders’ equity related to the Class B common stock purchase and cancellation. The forfeiture shares feature is not clearly and closely related to the Convertible Notes due 2024 host and it is bifurcated and accounted for as a derivative asset measured at fair value through earnings each reporting period with changes in fair value recorded in the condensed consolidated statement of operations as other expense or income. See Note 9—Fair Value Measurements for a discussion of the valuation methodology. For the three months ended March 31, 2020 and March 31, 2019, this resulted in other expense of $20.1 million and $15.1 million, respectively. Additionally, the conversion rate will be adjusted if any cash dividend or distribution is made to all or substantially all holders of the Company’s common stock (other than the special dividend referenced above and a regular, quarterly cash dividend that does not exceed $0.20 per share until the second anniversary of issuance and $0.10 per share thereafter). Any Convertible Notes due 2024 that are converted in connection with a Make-Whole Fundamental Change (as defined in the Indenture (the “Indenture”) governing the Convertible Notes due 2024) are, under certain circumstances, entitled to an increase in the conversion rate.

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

NOTE 7—STOCKHOLDERS’ EQUITY

Dividends

The following is a summary of dividends and dividend equivalents paid to stockholders during the three months ended March 31, 2020:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 26, 2020	March 9, 2020	March 23, 2020	$0.03	$3.2

Related Party Transactions

As of March 31, 2020 and December 31, 2019, the Company recorded a receivable due from Wanda of $0.4 million and $0.8 million, respectively, for reimbursement of general administrative and other expense incurred on behalf of Wanda. For the three months ended March 31, 2020 and March 31, 2019, the Company recorded $0.1 million in both periods related to cost reductions for general and administrative services provided on behalf of Wanda. Wanda owns Legendary Entertainment, a motion picture production company. The Company will occasionally play Legendary’s films in its theatres as a result of transactions with independent film distributors.

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

On September 14, 2018, the Company used the proceeds from the Convertible Notes due 2024, and pursuant to a stock repurchase agreement between the Company and Wanda, repurchased 24,057,143 shares of Class B common stock at a price of $17.50 per share or $421.0 million and associated legal fees of $2.6 million. As of March 31, 2020, Wanda owns 49.63% of AMC through its 51,769,784 shares of Class B common stock. With the three-to-one voting ratio between the Company’s Class B and Class A common stock, Wanda retains voting control of AMC with 74.72% of the voting power of the Company’s common stock. As discussed in Note 6—Corporate Borrowings up to 5,666,000 shares of Class B common stock are subject to forfeiture for no consideration in connection with the reset provision contained in the Indenture.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2020

								Accumulated
	Class A Voting		Class B Voting		Additional			Other	Accumulated	Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Earnings	Stockholders’
(In millions, except share and per share data)	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	(Deficit)	Equity (Deficit)
Balances December 31, 2019	52,080,077	$0.5	51,769,784	$0.5	$2,001.9	3,732,625	$(56.4)	$(26.1)	$(706.2)	$1,214.2
Cumulative effect adjustment for the adoption of new accounting principle (ASU 2016-13)	—	—	—	—	—	—	—	—	(16.9)	(16.9)
Net loss	—	—	—	—	—	—	—	—	(2,176.3)	(2,176.3)
Other comprehensive loss	—	—	—	—	—	—	—	(93.5)	—	(93.5)
Dividends declared:
Class A common stock, $0.20/share, net of forfeitures	—	—	—	—	—	—	—	—	(1.6)	(1.6)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	—	(1.6)	(1.6)
Taxes paid for restricted unit withholdings	—	—	—	—	(1.0)	—	—	—	—	(1.0)
Stock-based compensation	469,516	—	—	—	2.7	—	—	—	—	2.7
Balances March 31, 2020	52,549,593	$0.5	51,769,784	$0.5	$2,003.6	3,732,625	$(56.4)	$(119.6)	$(2,902.6)	$(1,074.0)

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2019

								Accumulated
	Class A Voting		Class B Voting		Additional			Other	Accumulated	Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Earnings	Stockholders’
(In millions, except share and per share data)	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	(Deficit)	Equity
Balances December 31, 2018	55,401,325	$0.5	51,769,784	$0.5	$1,998.4	3,732,625	$(56.4)	$5.5	$(550.9)	$1,397.6
Cumulative effect adjustments for the adoption of new accounting principle (ASU 842)	—	—	—	—	—	—	—	—	78.8	78.8
Net loss	—	—	—	—	—	—	—	—	(130.2)	(130.2)
Other comprehensive income	—	—	—	—	—	—	—	(24.9)	—	(24.9)
Dividends declared:
Class A common stock, $0.20/share	—	—	—	—	—	—	—	—	(10.7)	(10.7)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	—	(10.4)	(10.4)
Taxes paid for restricted unit withholdings	—	—	—	—	(1.1)	—	—	—	—	(1.1)
Reclassification from temporary equity	75,712	—	—	—	0.4	—	—	—	—	0.4
Stock-based compensation	328,904	—	—	—	4.0	—	—	—	—	4.0
Balances March 31, 2019	55,805,941	$0.5	51,769,784	$0.5	$2,001.7	3,732,625	$(56.4)	$(19.4)	$(623.4)	$1,303.5

NOTE 8—INCOME TAXES

The Company’s worldwide effective income tax rate is based on actual income (loss), statutory rates, valuation allowances against deferred tax assets and tax planning opportunities available in the various jurisdictions in which it operates. The Company is using a discrete income tax calculation for the first quarter of 2020 due to the inability to determine reliable annual estimates of taxable income (loss) due to COVID-19. Historically, for interim financial reporting, the Company estimates the worldwide annual income tax rate based on projected taxable income (loss) for the full year and records a quarterly income tax provision or benefit in accordance with the anticipated annual rate, adjusted for discrete items, if any. The Company will return to the historic approach of computing quarterly tax expense based on an annual effective rate in the future interim period when more reliable estimates of annual income become available. The Company recognizes income tax-related interest expense and penalties as income tax expense and general and administrative expense, respectively.

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

During the first quarter of 2020, the severe impact of COVID-19 on operations in Germany and Spain caused the Company to conclude the realizability of deferred tax assets held in those jurisdictions does not meet the more likely than not standard. As such, a charge of $33.1 million and $40.1 million was recorded for Germany and Spain, respectively. During the fourth quarter of 2017, the Company determined that it was appropriate to record a valuation allowance against U.S. deferred tax assets. In addition, several other international jurisdictions carried valuation allowances against their deferred tax assets at the beginning of 2020.

As a result, the effective tax rate for the three months ended March 31, 2020 reflects the impact of these valuation allowances against U.S. and international deferred tax assets generated during the three month period. The actual effective rate for the three months ended March 31, 2020 was (3.2)%. The Company’s consolidated tax rate for the three months ended March 31, 2020 differs from the U.S. statutory tax rate primarily due to the valuation allowances in U.S. and foreign jurisdictions, foreign tax rate differences, federal and state tax credits, partially offset by state income taxes, permanent differences related to goodwill impairments, interest, compensation, and other discrete items. No tax impact was recorded on the $1,744.3 million goodwill impairment charge incurred during the three months ended March 31, 2020, as the portion impaired was permanently non-deductible. At March 31, 2020 and December 31, 2019, the Company has recorded net deferred tax liabilities of $47.2 million and net deferred tax assets of $24.1 million, respectively.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property, as well as loans to certain qualifying businesses. The Company continues to examine the impacts that the CARES Act may have on its business. While the Company may take advantage of certain CARES Act’s cash deferral provisions, many of the provisions are not applicable to the Company. Additionally, as of the date of this filing, the Company has not participated in CARES Act loans.

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

Recurring Fair Value Measurements. The following table summarizes the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of March 31, 2020:

		Fair Value Measurements at March 31, 2020 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Money market mutual funds	$0.6	$0.6	$—	$—
Derivative asset	17.9	—	—	17.9
Investments measured at net asset value (1)	9.8	—	—	—
Marketable equity securities:
Investment in NCM	4.5	4.5	—	—
Total assets at fair value	$32.8	$5.1	$—	$17.9
(1)	The investments relate to non-qualified deferred compensation arrangements on behalf of certain members of management. The Company has an equivalent liability for this related-party transaction recorded in other long-term liabilities for the deferred compensation obligation.

Valuation Techniques. The Company’s money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value.

On September 14, 2018, the Company issued Convertible Notes due 2024 with a conversion feature that gave rise to an embedded derivative instrument and a stock purchase and cancellation agreement that gave rise to a derivative asset, see Note 6—Corporate Borrowings for further information. The derivative features have been valued using a Monte Carlo simulation approach. The Monte Carlo simulation approach consists of simulated common stock prices from the valuation date to the maturity of the Convertible Notes and to September 14, 2020 for the contingent call option for forfeiture shares. At March 31, 2020, the Company used a share price of $3.16, volatility rate of 13%, risk-free interest rate of 0.14%, and dividend yield of 0% to the value of the derivative instrument. The Company re-values the derivative instruments at the end of each reporting period and any changes are recorded in other expense (income) in the condensed consolidated statements of operations.

Nonrecurring Fair Value Measurements. The following table summarizes the fair value hierarchy of the Company’s assets that were measured at fair value on a nonrecurring basis:

		Fair Value Measurements at March 31, 2020 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs	Total
(In millions)	March 31, 2020	(Level 1)	(Level 2)	(Level 3)	Losses
Property, net:
Property net	$40.5	$—	$—	$40.5	$30.9
Operating lease right-of-use assets
Operating lease right-of-use assets	124.0	—	—	124.0	60.4
Intangible assets, net
Definite-lived intangible assets	6.6	—	—	6.6	8.0
Indefinite-lived intangible assets	50.3	—	—	50.3	8.3
Goodwill
Goodwill	2,938.0	—	—	2,938.0	1,744.3
Other long-term assets
Cost method investments	—	—	—	—	7.2
Total	$3,159.4	$—	$—	$3,159.4	1,859.1

Long-lived assets held and used, operating lease right-of-use assets, intangible assets, and cost method investments were considered impaired and were written down to their fair value at March 31, 2020 of $3,159.4 million. There is considerable management judgment with respect to cash flow estimates and discount rates used in determining fair value, and therefore are classified as Level 3 measurements within the fair value measurement hierarchy.

Valuation Techniques. There are a number of estimates and significant judgments that were made by management in performing these impairment evaluations. Such judgments and estimates include estimates of future attendance, revenues, cash flows, rent relief, cost savings, capital expenditures, and the cost of capital, among others. Attendance is expected to be significantly below historical levels for the first several months following reopening but is expected to increase as customers become more comfortable with the experience. The Company believes it used reasonable and appropriate business judgments. The Company used weighted average cost of capital (discount rate) input for the Domestic Theatres and International Theatres reporting units of 11.5% and 13.0%, respectively, and a long-term growth rate input of 2.0% for both of the reporting units. There is considerable management judgment with respect to cash flow estimates and appropriate discount rates to be used in determining fair value, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy. These estimates determine whether impairments have been incurred, and quantify the amount of any related impairment charge.

Other Fair Value Measurement Disclosures. The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at March 31, 2020 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$20.0	$—	$15.1	$—
Corporate borrowings	5,020.8	—	2,630.6	239.2

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

Below is a breakdown of select financial information by reportable operating segment:

	Three Months Ended
Revenues (In millions)	March 31, 2020	March 31, 2019
U.S. markets	$661.3	$867.2
International markets	280.2	333.2
Total revenues	$941.5	$1,200.4

	Three Months Ended
Adjusted EBITDA (1) (In millions)	March 31, 2020	March 31, 2019
U.S. markets (2)	$(3.8)	$77.5
International markets	6.9	30.7
Total Adjusted EBITDA	$3.1	$108.2
(1)	The Company presents Adjusted EBITDA as a supplemental measure of its performance. The Company defines Adjusted EBITDA as net earnings (loss) plus (i) income tax provision (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of the Company’s ongoing operating performance and to include attributable EBITDA from equity investments in theatre operations in International markets and any cash distributions of earnings from its other equity method investees. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, which is consistent with how Adjusted EBITDA is defined in the Company’s debt indentures.
(2)	Distributions from NCM are reported entirely within the U.S. markets segment.

	Three Months Ended
Capital Expenditures (In millions)	March 31, 2020	March 31, 2019
U.S. markets	$56.9	$75.5
International markets	34.8	39.3
Total capital expenditures	$91.7	$114.8

	As of	As of
Long-term assets, net (In millions)	March 31, 2020	December 31, 2019
U.S. markets	$7,698.7	$9,039.6
International markets	2,987.8	3,963.1
Total long-term assets (1)	$10,686.5	$13,002.7
(1)	Long-term assets are comprised of property, operating lease right-of-use assets, intangible assets, goodwill, deferred tax assets, and other long-term assets.

The following table sets forth a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended
(In millions)	March 31, 2020	March 31, 2019
Net loss	$(2,176.3)	$(130.2)
Plus:
Income tax provision (1)	68.2	5.7
Interest expense	82.8	83.6
Depreciation and amortization	122.5	113.0
Impairment of long-lived assets, indefinite-lived intangible assets and goodwill (2)	1,851.9	—
Certain operating expenses (3)	2.1	2.5
Equity in (earnings) loss of non-consolidated entities (4)	2.9	(6.5)
Cash distributions from non-consolidated entities (5)	7.6	10.5
Attributable EBITDA (6)	(0.1)	0.9
Investment expense (income)	9.4	(16.1)
Other expense (7)	26.9	29.9
Other non-cash rent (8)	2.3	7.6
General and administrative — unallocated:
Merger, acquisition and other costs (9)	0.2	3.3
Stock-based compensation expense (10)	2.7	4.0
Adjusted EBITDA	$3.1	$108.2
(1)	For information regarding the income tax provision, see Note 8—Income Taxes.
(2)	During the three months ended March 31, 2020, the Company recorded non-cash impairment charges of $1,124.9 million and $619.4 million related to the enterprise fair values of its Domestic Theatres and International Theatres reporting units, respectively. The Company recorded non-cash impairment charges related to its long-lived assets of $81.4 million on 57 theatres in the U.S. markets with 658 screens which were related to property, net, operating lease right-of-use assets, net and other long-term assets and $9.9 million on 23 theatres in the International markets with 213 screens which were related to property, net and operating lease right-of-use assets, net, during the three months ended March 31, 2020. The Company recorded non-cash impairment charges related to its indefinite-lived intangible assets of $5.9 million and $2.4 million related to the Odeon and Nordic tradenames, respectively, during the three months ended March 31, 2020. The Company also recorded non-cash impairment charges of $8.0 million related to its definite-lived intangible assets.
(3)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens including the related accretion of interest, non-cash deferred digital equipment rent expense, and disposition of assets and other non-operating gains or losses included in operating expenses. The Company has excluded these items as they are non-cash in nature or are non-operating in nature.
(4)	Equity in (earnings) loss of non-consolidated entities was primarily due to equity in loss from DCIP of $1.9 million for the three months ended March 31, 2020 and equity in earnings from DCIP of $5.6 million for the three months ended March 31, 2019.
(5)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. The Company believes including cash distributions is an appropriate reflection of the contribution of these investments to the Company’s operations.
(6)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of the Company’s equity in (earnings) loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where the Company holds a significant market share, the Company believes attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. The Company also provides services to these theatre operators including information technology systems, certain on-screen advertising services and the Company’s gift card and package ticket program.

	Three Months Ended
(In millions)	March 31, 2020	March 31, 2019
Equity in (earnings) loss of non-consolidated entities	$2.9	$(6.5)
Less:
Equity in (earnings) loss of non-consolidated entities excluding International theatre joint ventures	2.1	(6.0)
Equity in earnings (loss) of International theatre joint ventures	(0.8)	0.5
Income tax benefit	(0.1)	—
Investment income	(0.2)	(0.2)
Depreciation and amortization	0.8	0.6
Other expense	0.2	—
Attributable EBITDA	$(0.1)	$0.9

(7)	Other expense for the three months ended March 31, 2020 and March 31, 2019 was primarily due to the decrease in the fair value of the Company’s derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $20.1 million and $15.1 million expense, respectively, the change in fair value of the Company’s derivative liability for the embedded conversion feature in the Company’s Convertible Notes due 2024 of a gain of $0.5 million and loss of $13.3 million, respectively, credit losses related to contingent lease guarantees of $5.3 million and $0, respectively, and foreign currency transaction losses of $2.0 million and $0.5 million, respectively.
(8)	Reflects amortization expense for certain intangible assets reclassified from depreciation and amortization to rent expense due to the adoption of ASC 842 and deferred rent benefit related to the impairment of right-of-use operating lease assets in calendar year 2019 due to the adoption of ASC 842.

(9)	Merger, acquisition and other costs are excluded as they are non-operating in nature.

(10)	Non-cash expense included in general and administrative: other.

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

On January 12, 2018 and January 19, 2018, two putative federal securities class actions, captioned Hawaii Structural Ironworkers Pension Trust Fund v. AMC Entertainment Holdings, Inc., et al., Case No. 1:18-cv-00299-AJN (the “Hawaii Action”), and Nichols v. AMC Entertainment Holdings, Inc., et al., Case No. 1:18-cv-00510-AJN (the “Nichols Action,” and together with the Hawaii Action, the “Actions”), respectively, were filed against the Company in the U.S. District Court for the Southern District of New York.  The Actions, which name certain of the Company’s officers and directors and, in the case of the Hawaii Action, the underwriters of the Company’s February 8, 2017 secondary public offering, as defendants, assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) with respect to alleged material misstatements and omissions in the registration statement for the secondary public offering and in certain other public disclosures. On May 30, 2018, the court consolidated the Actions. On January 22, 2019, the defendants moved to dismiss the Second Amended Class Action Complaint. On September 23, 2019, the court granted the motion to dismiss in part and denied it in part.

On May 21, 2018, a stockholder derivative complaint, captioned Gantulga v. Aron, et al., Case No. 2:18-cv-02262-JAR-TJJ (the “Gantulga Action”), was filed against certain of the Company’s officers and directors in the U.S. District Court for the District of Kansas. The Gantulga Action, which was filed on behalf of the Company, asserts claims under Section 14(a) of the Exchange Act and for breaches of fiduciary duty and unjust enrichment based on allegations substantially similar to the Actions. On October 12, 2018, the parties filed a joint motion to transfer the action to the U.S. District Court for the Southern District of New York, which the court granted on October 15, 2018. When the action was transferred to the Southern District of New York, it was re-captioned Gantulga v. Aron, et al., Case No. 1:18-cv-10007-AJN. The parties filed a joint stipulation to stay the action, which the court granted on December 17, 2018.

On October 2, 2019, a stockholder derivative complaint, captioned Kenna v. Aron, et al., Case No. 1:19-cv-09148-AJN (the “Kenna Action”), was filed in the U.S. District Court for the Southern District of New York. The parties filed a joint stipulation to stay the action, which the court granted on October 17, 2019. On April 20, 2020, the plaintiff filed an amended complaint. The Kenna Action asserts claims under Sections 10(b), 14(a), and 21D of the Exchange Act and for breaches of fiduciary duty and unjust enrichment based on allegations substantially similar to the Actions and the Gantulga Action. The action remains stayed.

On March 20, 2020, a stockholder derivative complaint, captioned Manuel v. Aron, et al., Case No. 1:20-cv-02456-AJN (the “Manuel Action”), was filed in the U.S. District Court for the Southern District of New York. The Manuel Action asserts claims under Sections 10(b), 21D, and 29(b) of the Exchange Act and for breaches of fiduciary duty based on allegations substantially similar to the Actions, the Gantulga Action, and the Kenna Action. The parties filed a joint stipulation to stay the action, which the court granted on May 18, 2020.

On April 7, 2020, a stockholder derivative complaint, captioned Dinkevich v. Aron, et al., Case No. 1:20-cv-02870-AJN (the “Dinkevich Action”), was filed in the U.S. District Court for the Southern District of New York. The Dinkevich Action asserts the same claims as the Manuel Action based on allegations substantially similar to the Actions, the Gantulga Action, the Kenna Action, and the Manuel Action. The parties have filed a joint stipulation to stay the action.

On February 3, 2020, the Company received a books and records demand pursuant to 8 Del. C. § 220, seeking to investigate the conduct challenged in the Actions. AMC rejected the demand on February 10, 2020.

On December 31, 2019, the Company received a stockholder litigation demand, requesting that the Company’s board of directors investigate the allegations in the Actions and pursue claims on the Company’s behalf based on those allegations. On May 5, 2020, the Board determined not to pursue the claims sought in the demand at this time.

On April 22, 2019, a putative stockholder class and derivative complaint, captioned Lao v. Dalian Wanda Group Co., Ltd., et al., C.A. No. 2019-0303-JRS (the “Lao Action”), was filed against certain of the Company’s directors, Wanda, two of Wanda’s affiliates, Silver Lake, and one of Silver Lake’s affiliates in the Delaware Court of Chancery. The Lao Action asserts claims directly, on behalf of a putative class of Company stockholders, and derivatively, on behalf of the Company, for breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty with respect to transactions that the Company entered into with affiliates of Wanda and Silver Lake on September 14, 2018, and the special cash dividend of $1.55 per share of common stock that was payable on September 28, 2018 to the Company’s stockholders of record as of September 25, 2018. On July 18, 2019, the Company’s Board of Directors formed a Special Litigation Committee to investigate and evaluate the claims and allegations asserted in the Lao Action and make a determination as to how the Company should proceed with respect to the Lao Action. On October 25, 2019, the court granted a motion to stay the action for six months to allow the Special Litigation Committee to complete its investigation. On March 17, 2020, the court extended the stay until August 7, 2020.

The Company remains contingently liable for lease payments under certain leases of theatres that it previously divested, in the event that such assignees are unable to fulfill their future lease payment obligations. During the three months ended March 31, 2020, the Company recorded $5.3 million in estimated credit losses related to contingent lease guarantees in other expense. The Company applied a probability weighted approach for the estimation of credit loss reserve for contingent lease guarantees expected to be funded over the lease term using the discounted cash flow method. See Note 1—Basis of Presentation for further information regarding the adoption of ASU 2016-13.

NOTE 12—LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share includes the effects of potential dilutive shares from the conversion feature of the Convertible Notes due 2024, if dilutive.

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended
(In millions)	March 31, 2020	March 31, 2019
Numerator:
Net loss for basic loss per share	$(2,176.3)	$(130.2)
Net loss for diluted loss per share	$(2,176.3)	$(130.2)

Denominator (shares in thousands):
Weighted average shares for basic loss per common share	104,245	103,783
Weighted average shares for diluted loss per common share	104,245	103,783
Basic loss per common share	$(20.88)	$(1.25)
Diluted loss per common share	$(20.88)	$(1.25)

Vested RSUs and PSU’s have dividend rights identical to the Company’s Class A and Class B common stock and are treated as outstanding shares for purposes of computing basic and diluted earnings per share. For the three months ended March 31, 2020 and March 31, 2019, unvested RSU’s of 2,210,736 and 43,073, respectively, were not included in the computation of diluted loss per share because they would be anti-dilutive. Unvested PSUs and SPSUs are subject to performance and market conditions, respectively, and are included in diluted earnings per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the Company’s 2013 Equity Incentive Plan if the end of the reporting period were the end of the contingency period. Unvested PSUs of 793,932 and 504,253 at 100% performance target for the three months ended March 31, 2020 and March 31, 2019, respectively, and unvested SPSUs of 595,003 at the minimum market condition for the three months ended March 31, 2020, were not included in the computation of diluted loss per share because they would not be issuable if the end of the reporting period were the end of the contingency period.

The Company uses the if-converted method for calculating any potential dilutive effect of the Convertible Notes due 2024 that were issued on September 14, 2018. For the three months ended March 31, 2020 and March 31, 2019, the Company has not adjusted net loss to eliminate the interest expense of $8.3 million and $8.0 million, respectively, and also the (gain)/loss for the derivative liability related to the Convertible Notes due 2024 of $(0.5) million and $13.3 million, respectively, in the computation of diluted loss per share because the effects would be anti-dilutive. For the three months ended March 31, 2020 and March 31, 2019, the Company has not included in diluted weighted average shares approximately 31.7 million shares issuable upon conversion in both periods as the effects would be anti-dilutive. Based on the current conversion price of $18.95 per share the Convertible Notes due 2024 are convertible into 31,662,269 Class A common shares.

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, Financial statements of guarantors and issuers of guaranteed securities registered or being registered. Each of the subsidiary guarantors are 100% owned by Holdings. The subsidiary guarantees of the Company’s the Convertible Notes due 2024, Sterling Notes due 2024, the Notes due 2025, the Notes due 2026, and the Notes due 2027 are full and unconditional and joint and several and subject to customary release provisions. The Company and its subsidiary guarantors’ investments in its consolidated subsidiaries are presented under the equity method of accounting.

The condensed consolidating information for the guarantors/non-guarantors has been retrospectively revised based on the structure that exists as of March 31, 2020 and reflecting changes as a result of the Sixth Amendment to the Senior Secured Credit Facility.

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2020:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$389.1	$178.9	$—	$568.0
Food and beverage	—	216.6	71.5	—	288.1
Other theatre	—	55.6	29.8	—	85.4
Total revenues	—	661.3	280.2	—	941.5
Operating costs and expenses
Film exhibition costs	—	198.9	72.8	—	271.7
Food and beverage costs	—	34.9	18.5	—	53.4
Operating expense, excluding depreciation and amortization	—	251.9	105.0	—	356.9
Rent	—	174.4	63.4	—	237.8
General and administrative:
Merger, acquisition and other costs	—	0.3	(0.1)	—	0.2
Other, excluding depreciation and amortization	—	17.3	15.9	—	33.2
Depreciation and amortization	—	92.4	30.1	—	122.5
Impairment of long-lived assets, indefinite-lived intangible assets and goodwill	—	1,214.3	637.6	—	1,851.9
Operating costs and expenses	—	1,984.4	943.2	—	2,927.6
Operating loss	—	(1,323.1)	(663.0)	—	(1,986.1)
Other expense (income):
Equity in net loss of subsidiaries	2,158.2	744.2	—	(2,902.4)	—
Other expense	20.2	5.3	1.4	—	26.9
Interest expense:
Corporate borrowings	70.7	71.0	0.8	(71.2)	71.3
Financing lease obligations	—	0.4	1.2	—	1.6
Non-cash NCM exhibitor service agreement	—	9.9	—	—	9.9
Intercompany interest expense	—	—	6.0	(6.0)	—
Equity in loss of non-consolidated entities	—	1.9	1.0	—	2.9
Investment expense (income)	(72.8)	5.3	(0.3)	77.2	9.4
Total other expense, net	2,176.3	838.0	10.1	(2,902.4)	122.0
Loss before income taxes	(2,176.3)	(2,161.1)	(673.1)	2,902.4	(2,108.1)
Income tax provision (benefit)	—	(2.9)	71.1	—	68.2
Net loss	$(2,176.3)	$(2,158.2)	$(744.2)	$2,902.4	$(2,176.3)

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2019:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$515.4	$216.1	$—	$731.5
Food and beverage	—	287.6	81.2	—	368.8
Other theatre	—	64.2	35.9	—	100.1
Total revenues	—	867.2	333.2	—	1,200.4
Operating costs and expenses
Film exhibition costs	—	277.3	88.0	—	365.3
Food and beverage costs	—	43.0	18.5	—	61.5
Operating expense, excluding depreciation and amortization	—	285.6	117.2	—	402.8
Rent	—	176.6	65.4	—	242.0
General and administrative:
Merger, acquisition and other costs	—	1.2	2.1	—	3.3
Other, excluding depreciation and amortization	—	27.5	18.7	—	46.2
Depreciation and amortization	—	83.6	29.4	—	113.0
Operating costs and expenses	—	894.8	339.3	—	1,234.1
Operating loss	—	(27.6)	(6.1)	—	(33.7)
Other expense (income):
Equity in net loss of subsidiaries	294.7	196.9	—	(491.6)	—
Other expense	28.9	0.5	0.4	—	29.8
Interest expense:
Corporate borrowings	70.8	71.0	0.7	(71.2)	71.3
Finance lease obligations	—	0.7	1.4	—	2.1
Non-cash NCM exhibitor service agreement	—	10.2	—	—	10.2
Intercompany interest expense	—	—	197.5	(197.5)	—
Equity in earnings of non-consolidated entities	—	(6.1)	(0.4)	—	(6.5)
Investment income	(264.2)	(9.6)	(11.0)	268.7	(16.1)
Total other expense	130.2	263.6	188.6	(491.6)	90.8
Loss before income taxes	(130.2)	(291.2)	(194.7)	491.6	(124.5)
Income tax provision	—	3.5	2.2	—	5.7
Net loss	$(130.2)	$(294.7)	$(196.9)	$491.6	$(130.2)

Condensed Consolidating Statement of Comprehensive Loss

Three Months Ended March 31, 2020:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net loss	$(2,176.3)	$(2,158.2)	$(744.2)	$2,902.4	$(2,176.3)
Other comprehensive loss:
Equity in other comprehensive loss of subsidiaries	(93.5)	(108.6)	—	202.1	—
Unrealized foreign currency translation adjustments, net of tax	—	15.1	(108.7)	—	(93.6)
Pension adjustments:
Realized net loss reclassified into other expense, net of tax	—	—	0.1	—	0.1
Other comprehensive loss	(93.5)	(93.5)	(108.6)	202.1	(93.5)
Total comprehensive loss	$(2,269.8)	$(2,251.7)	$(852.8)	$3,104.5	$(2,269.8)

Condensed Consolidating Statement of Comprehensive Loss

Three Months Ended March 31, 2019:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net loss	$(130.2)	$(294.7)	$(196.9)	$491.6	$(130.2)
Other comprehensive loss:
Equity in other comprehensive loss of subsidiaries	(24.9)	(15.6)	—	40.5	—
Unrealized foreign currency translation adjustments, net of tax	—	(9.7)	(15.7)	—	(25.4)
Realized loss on foreign currency transactions reclassified into other expense, net of tax	—	0.5	—	—	0.5
Pension adjustments:
Realized net loss reclassified into other expense, net of tax	—	—	0.1	—	0.1
Equity method investee's cash flow hedge:
Unrealized net holding loss arising during the period, net of tax	—	(0.1)	—	—	(0.1)
Other comprehensive loss	(24.9)	(24.9)	(15.6)	40.5	(24.9)
Total comprehensive loss	$(155.1)	$(319.6)	$(212.5)	$532.1	$(155.1)

Condensed Consolidating Balance Sheet

As of March 31, 2020:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and cash equivalents	$0.5	$129.1	$170.2	$—	$299.8
Restricted cash	—	—	10.0	—	10.0
Receivables, net	—	57.6	79.5	(10.3)	126.8
Other current assets	—	82.0	33.2	—	115.2
Total current assets	0.5	268.7	292.9	(10.3)	551.8
Investment in equity of subsidiaries	877.2	996.1	—	(1,873.3)	—
Property, net	—	1,889.2	631.2	—	2,520.4
Operating lease right-of-use assets, net	—	3,402.6	1,199.7	—	4,602.3
Intangible assets, net	—	121.7	53.4	—	175.1
Intercompany advances	3,002.5	(2,623.7)	(378.8)	—	—
Goodwill	(2.1)	1,949.8	990.3	—	2,938.0
Deferred tax asset, net	—	—	0.5	—	0.5
Other long-term assets	26.8	310.8	112.6	—	450.2
Total assets	$3,904.9	$6,315.2	$2,901.8	$(1,883.6)	$11,238.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$157.2	$190.3	$(10.4)	$337.1
Accrued expenses and other liabilities	47.9	124.8	90.2	0.1	263.0
Deferred revenues and income	—	320.6	79.7	—	400.3
Current maturities of corporate borrowings	20.0	—	—	—	20.0
Current maturities of finance lease liabilities	—	5.3	4.9	—	10.2
Current maturities of operating lease liabilities	—	453.2	128.3	—	581.5
Total current liabilities	67.9	1,061.1	493.4	(10.3)	1,612.1
Corporate borrowings	4,911.0	—	109.8	—	5,020.8
Finance lease liabilities	—	12.7	72.3	—	85.0
Operating lease liabilities	—	3,621.1	1,163.2	—	4,784.3
Exhibitor services agreement	—	550.4	—	—	550.4
Deferred tax liability, net	—	27.6	20.1	—	47.7
Other long-term liabilities	—	165.1	46.9	—	212.0
Total liabilities	4,978.9	5,438.0	1,905.7	(10.3)	12,312.3
Stockholders’ equity (deficit)	(1,074.0)	877.2	996.1	(1,873.3)	(1,074.0)
Total liabilities and stockholders’ equity	$3,904.9	$6,315.2	$2,901.8	$(1,883.6)	$11,238.3

Condensed Consolidating Balance Sheet

As of December 31, 2019:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and cash equivalents	$0.3	$94.9	$169.8	$—	$265.0
Restricted cash	—	—	10.5	—	10.5
Receivables, net	—	160.1	104.0	(9.9)	254.2
Other current assets	—	108.5	34.9	—	143.4
Total current assets	0.3	363.5	319.2	(9.9)	673.1
Investment in equity of subsidiaries	452.6	1,962.8	—	(2,415.4)	—
Property, net	—	1,969.3	679.9	—	2,649.2
Operating lease right-of-use assets, net	—	3,491.8	1,304.2	—	4,796.0
Intangible assets, net	—	130.6	64.7	—	195.3
Intercompany advances	5,488.0	(5,097.7)	(390.3)	—	—
Goodwill	(2.1)	3,074.7	1,716.5	—	4,789.1
Deferred tax asset, net	—	—	70.1	—	70.1
Other long-term assets	47.4	328.0	127.6	—	503.0
Total assets	$5,986.2	$6,223.0	$3,891.9	$(2,425.3)	$13,675.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$382.8	$170.5	$(10.0)	$543.3
Accrued expenses and other liabilities	18.6	184.0	121.9	0.1	324.6
Deferred revenues and income	—	348.9	100.3	—	449.2
Current maturities of corporate borrowings	20.0	—	—	—	20.0
Current maturities of finance lease liabilities	—	5.3	5.0	—	10.3
Current maturities of operating lease liabilities	—	449.5	136.3	—	585.8
Total current liabilities	38.6	1,370.5	534.0	(9.9)	1,933.2
Corporate borrowings	4,733.4	—	—	—	4,733.4
Finance lease obligations	—	13.9	75.7	—	89.6
Operating lease liabilities	—	3,666.8	1,247.0	—	4,913.8
Exhibitor services agreement	—	549.7	—	—	549.7
Deferred tax liability, net	—	26.8	19.2	—	46.0
Other long-term liabilities	—	142.7	53.2	—	195.9
Total liabilities	4,772.0	5,770.4	1,929.1	(9.9)	12,461.6
Stockholders’ equity	1,214.2	452.6	1,962.8	(2,415.4)	1,214.2
Total liabilities and stockholders’ equity	$5,986.2	$6,223.0	$3,891.9	$(2,425.3)	$13,675.8

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2020:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$35.2	$(259.6)	$40.4	$—	$(184.0)
Cash flows from investing activities:
Capital expenditures	—	(56.9)	(34.8)	—	(91.7)
Proceeds from disposition of long-term assets	—	3.1	0.3	—	3.4
Other, net	—	0.9	—	—	0.9
Net cash used in investing activities	—	(52.9)	(34.5)	—	(87.4)
Cash flows from financing activities:
Borrowings under revolving credit facilities	215.0	—	110.1	—	325.1
Scheduled principal payments under Term Loans	(5.0)	—	—	—	(5.0)
Principal payments under finance lease obligations	—	(1.3)	(1.0)	—	(2.3)
Cash used to pay deferred financing costs	(0.1)	—	—	—	(0.1)
Cash used to pay dividends	(4.3)	—	—	—	(4.3)
Taxes paid for restricted unit withholdings	(1.0)	—	—	—	(1.0)
Change in intercompany advances	(201.5)	308.7	(107.2)	—	—
Net cash provided by financing activities	3.1	307.4	1.9	—	312.4
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(38.1)	39.3	(7.9)	—	(6.7)
Net increase (decrease) in cash and cash equivalents and restricted cash	0.2	34.2	(0.1)	—	34.3
Cash and cash equivalents and restricted cash at beginning of period	0.3	94.9	180.3	—	275.5
Cash and cash equivalents and restricted cash at end of period	$0.5	$129.1	$180.2	$—	$309.8

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2019:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$228.0	$(231.3)	$4.7	$—	$1.4
Cash flows from investing activities:
Capital expenditures	—	(75.6)	(39.2)	—	(114.8)
Proceeds from disposition of long-term assets	—	3.9	13.4	—	17.3
Investments in non-consolidated entities, net	—	(0.1)	—	—	(0.1)
Other, net	—	(0.9)	—	—	(0.9)
Net cash used in investing activities	—	(72.7)	(25.8)	—	(98.5)
Cash flows from financing activities:
Repayments under revolving credit facilities	—	—	(3.8)	—	(3.8)
Scheduled principal payments under Term Loans	(3.4)	—	—	—	(3.4)
Principal payments under finance lease obligations	—	(2.5)	(1.3)	—	(3.8)
Cash used to pay dividends	(21.8)	—	—	—	(21.8)
Taxes paid for restricted unit withholdings	(1.1)	—	—	—	(1.1)
Change in intercompany advances	(219.6)	242.9	(23.3)	—	—
Net cash provided by (used in) financing activities	(245.9)	240.4	(28.4)	—	(33.9)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	17.9	(17.6)	1.9	—	2.2
Net decrease in cash and cash equivalents and restricted cash	—	(81.2)	(47.6)	—	(128.8)
Cash and cash equivalents and restricted cash at beginning of period	0.3	177.7	146.0	—	324.0
Cash and cash equivalents and restricted cash at end of period	$0.3	$96.5	$98.4	$—	$195.2

NOTE 14—SUBSEQUENT EVENTS

Credit Facility Amendments. On April 23, 2020, the Company entered into an amendment to the Senior Secured Credit Facility pursuant to which the requisite lenders thereunder granted a waiver of the maintenance covenant thereunder for the period from and after the effective date of the Senior Secured Credit Agreement Amendment to and including the earlier of (a) March 31, 2021 and (b) the day immediately preceding the last day of the Test Period (as defined in the Senior Secured Credit Facility). In addition, on April 24, 2020, Odeon Cinemas Group Limited entered into an amendment to the Odeon Revolving Credit Facility, pursuant to the requisite lenders thereunder granted a waiver of the maintenance covenant thereunder for the period from and after the effective date of the Odeon Amendment to and including the earlier of (a) March 31, 2021 and (b) the day immediately preceding the last day of the Relevant Period (as defined in the Odeon Amendment).

First Lien Notes due 2025. On April 24, 2020, the Company issued $500.0 million aggregate principal amount of its 10.5% first lien notes due 2025 (the “First Lien Notes due 2025”), pursuant to an indenture, dated as of April 24, 2020 (the “Indenture”), with an original issue discount of $10.0 million. The First Lien Notes due 2025 bear interest at a rate of 10.5% per annum, payable semi-annually on April 15 and October 15 each year, commencing October 15, 2020 and are secured, on a pari passu basis with the Senior Secured Credit Facility. The First Lien Notes due 2025 will mature on April 15, 2025.

The Company may redeem some or all of the First Lien Notes due 2025 at any time on or after April 15, 2022, at the redemption prices set forth in the Indenture. In addition, the Company may redeem up to 35% of the aggregate principal amount of the First Lien Notes due 2025 using net proceeds from certain equity offerings on or prior to April 15, 2022 at a redemption price equal to 110.5% of their aggregate principal amount and accrued and unpaid interest to, but not including, the date of redemption. The Company may redeem some or all of the First Lien Notes due 2025 at any time prior to April 15, 2022 at a redemption price equal to 100% of their aggregate principal amount and accrued and unpaid interest to, but not including, the date of redemption, plus an applicable make-whole premium. In addition, the Company may, at any time prior to 120 days after the issue date, redeem up to 35% of the aggregate principal amount of the First Lien Notes due 2025 using net proceeds of any loan received pursuant to a Regulatory Debt Facility (as defined in the Indenture) at a redemption price equal to 105.25% of their aggregate principal amount and accrued and unpaid interest to, but not including, the date of redemption.

The Indenture contains covenants that limit the Company’s ability to, among other things: (i) incur additional indebtedness, including additional senior indebtedness; (ii) pay dividends on or make other distributions in respect of its capital stock; (iii) purchase or redeem capital stock or prepay subordinated debt or other junior securities; (iv) create liens ranking pari passu in right of payment with or subordinated in right of payment to First Lien Notes due 2025; (v) enter into certain transactions with its affiliates; and (vi) merge or consolidate with other companies or transfer all or substantially all of its assets. These covenants are subject to a number of important limitations and exceptions. The Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding First Lien Notes due 2025 to be due and payable immediately.

On April 24, 2020, the Company entered into a supplemental indenture (the “Supplemental Indenture”) to the Convertible Notes due 2024 indenture, dated as of September 14, 2018. The Supplemental Indenture amended the debt covenant under the Convertible Notes Indenture to permit the Company to issue the First Lien Notes due 2025, among other changes.

Senior Subordinated Debt Exchange Offer. On June 3, 2020, the Company announced that it has commenced private offers to exchange (the “Exchange Offers”) its outstanding 6.375% Senior Subordinated Notes due 2024, 5.75% Senior Subordinated Notes due 2025, 5.875% Senior Subordinated Notes due 2026 and 6.125% Senior Subordinated Notes due 2027 (and, together the “Existing Subordinated Notes”) for newly issued 12% Cash/PIK Second Lien Secured Notes due 2026 (the “New Notes”). In connection with the Exchange Offers, the Company is also soliciting consents (the “Consent Solicitations”) from eligible holders of the Existing Subordinated Notes to amend the indentures governing the Existing Subordinated Notes to eliminate or modify certain of the covenants, restrictive provisions and events of default and to remove the existing subsidiary guarantees of the Existing Subordinated Notes. The Exchange Offers and Consent Solicitations are being made upon the terms and subject to the conditions set forth in the offering memorandum, dated June 3, 2020.

The Exchange Offers will only be made (i) to qualified institutional buyers in the United States pursuant to Rule 144A (ii) outside the United States pursuant to Regulation S under the Securities Act and (iii) to institutions that can provide certifications and other documentation satisfactory to the Company that they are institutional “accredited investors” as defined in subparagraphs (a)(1), (2), (3) or (7) of Rule 501 under the Securities Act. The New Notes have not been registered under the Securities Act or any securities laws of any jurisdiction, and may not be offered or sold within the United States or to U.S. persons (as such terms are defined under the Securities Act). The Exchange Offers are not being made to persons in any jurisdiction in which the making or acceptance thereof would not be in compliance with the securities, blue sky or other laws of such jurisdiction.

The aggregate maximum principal amount of New Notes to be issued in the Exchange Offers is limited to $640 million (subject to increase by the Company, the “New Notes Cap”). Notwithstanding the foregoing, if the consents from holders of a majority of each series of Existing Subordinated Notes are obtained in each of the Consent Solicitations, then the aggregate principal amount of New Notes to be issued in the Exchange Offers will not be subject to the New Notes Cap and any and all Existing Subordinated Notes validly tendered (and not validly withdrawn) will be accepted for exchange. The New Notes will be fully and unconditionally guaranteed on a joint and several basis by each of the Company’s subsidiaries that guarantee its obligations under the Company’s senior credit facilities (the “Senior Credit Facilities”) and will be secured by a second-priority lien on substantially all of the tangible and intangible assets owned by the Company and the guarantor subsidiaries that secure obligations under the Senior Credit Facilities (the “Collateral”). In the event that consents from holders of a majority of each series of Existing Subordinated Notes are received in each of the Consent Solicitations, the New Notes will be subordinated in right of payment to all indebtedness of the Company that is secured by a first-priority lien on the Collateral.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10–Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “forecast,” “estimate,” “project,” “intend,” “plan,” “expect,” “should,” “believe” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Examples of forward-looking statements include statements we make regarding the impact of COVID-19 and our liquidity. These forward-looking statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions and speak only as of the date on which it is made. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	the impact of the COVID-19 virus on us, the motion picture exhibition industry, and the economy in general, including our response to the COVID-19 virus related to suspension of operations at our theatres, personnel reductions and other cost-cutting measures and measures to maintain necessary liquidity and increases in expenses relating to precautionary measures at our facilities to protect the health and well-being of our customers and employees;

●	the manner, timing and amount of benefit we receive under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) or other applicable governmental benefits and support for which we are eligible domestically and internationally;

●	risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges;

●	risks relating to motion picture production and performance;

●	our lack of control over distributors of films;

●	intense competition in the geographic areas in which we operate;

●	increased use of alternative film delivery methods including premium video on demand or other forms of entertainment;

●	shrinking exclusive theatrical release windows;

●	AMC Stubs® A-List may not meet anticipated revenue projections which could result in a negative impact upon operating results;

●	general and international economic, political, social and financial market conditions and other risks including the effects of the exit of the United Kingdom from the European Union;

●	risks and uncertainties relating to our significant indebtedness, including our borrowing capacity under our revolving credit agreements;

●	our ability to execute cost cutting and revenue enhancement initiatives as previously disclosed and in connection with response to COVID-19;

●	limitations on the availability of capital may prevent us from deploying strategic initiatives;

●	certain covenants in the agreements that govern our indebtedness may limit our ability to take advantage of certain business opportunities;

●	our ability to achieve expected synergies, benefits and performance from our strategic theatre acquisitions and strategic initiatives;

●	our ability to refinance our indebtedness on terms favorable to us;

●	optimizing our theatre circuit through new construction and the transformation of our existing theatres may be subject to delay and unanticipated costs;

●	failures, unavailability or security breaches of our information systems;

●	our ability to utilize interest expense deductions may be limited annually due to Section 163(j) of the Tax Cuts and Jobs Act of 2017;

●	our ability to recognize interest deduction carryforwards and net operating loss carryforwards to reduce our future tax liability;

●	our ability to recognize certain international deferred tax assets which currently do not have a valuation allowance recorded;

●	impact of the elimination of the calculation of USD LIBOR rates on our contracts indexed to USD LIBOR:

●	review by antitrust authorities in connection with acquisition opportunities;

●	risks relating to the incurrence of legal liability, including costs associated with recently filed securities class action lawsuits;

●	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;

●	risks of poor financial results may prevent us from deploying strategic initiatives;

●	operating a business in international markets AMC is unfamiliar with, including acceptance by movie-goers of AMC initiatives that are new to those markets;

●	increased costs in order to comply or resulting from failure to comply with governmental regulation, including the General Data Protection Regulation (“GDPR”) and pending future domestic privacy laws and regulations;

●	geopolitical events, including the threat of terrorism or cyber-attacks, or widespread health emergencies, such as the novel coronavirus or other pandemics or epidemics, causing people to avoid our theatres or other public places where large crowds are in attendance;

●	the ability to obtain suitable equity and/or debt financing and the continued availability of financing, in the amounts and on the terms necessary to support our future refinancing requirements and business; and

●	other risks referenced from time to time in filings with the SEC.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative but not exhaustive. In addition, new risks and uncertainties may arise from time to time. Accordingly, all forward-looking statements should be evaluated with an understanding of their inherent uncertainty.

Readers are urged to consider these factors carefully in evaluating the forward-looking statements. For further information about these and other risks and uncertainties as well as strategic initiatives, see Item 1A. “Risk Factors” of

Part II of this Form 10-Q and Item 1A. “Risk Factors,” and Item 1. “Business” in our Annual Report on Form 10–K for the year ended December 31, 2019, and our other public filings.

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

Temporarily Suspended Operations

As of or before March 17, 2020, we temporarily suspended all theatre operations in our U.S. markets and International markets in compliance with local, state, and federal governmental restrictions and recommendations on social gatherings to prevent the spread of COVID-19 and as a precaution to help ensure the health and safety of our guests and theatre staff. As a result of these temporarily suspended operations, our revenues and expenses for the three months ended March 31, 2020 are significantly lower than our revenues and expenses for the three months ended March 31, 2019. We will continue to monitor this situation closely and remain flexible on commencing operating our theatres in accordance with the Centers for Disease Control and Prevention and federal, state, and local governmental directives and recommendations.

Overview

AMC is the world’s largest theatrical exhibition company and an industry leader in innovation and operational excellence. We operate theatres in 15 countries and are the market leader in nine of those.

Our theatrical exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs® customer frequency membership program, rental of theatre auditoriums, income from gift card and exchange ticket sales, online ticketing fees and arcade games located in theatre lobbies. As of March 31, 2020, we owned, operated or had interests in 996 theatres and 10,973 screens.

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

Movie Screens

During the three months ended March 31, 2020, we opened one new theatre with 8 screens, added three additional screens to existing theatres, permanently closed 74 screens, temporarily closed 18 screens to install consumer experience upgrades and reopened 11 screens to install consumer experience upgrades.

The following table provides details of our theatre circuit by segment for the periods indicated:

	U.S. Markets		International Markets
	Number of	Number of	Number of	Number of
	Screens As of	Screens As of	Screens As of	Screens As of
Format	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
IMAX®	188	188	35	29
Dolby CinemaTM	150	131	5	2
Other Premium Large Format ("PLF")	55	50	71	59
Dine-in theatres	725	635	8	2
Premium seating	3,282	2,970	470	393

Guest Amenities

We seek to upgrade the quality of our theatre circuit through substantial renovations featuring our seating concepts, acquisitions, new builds (including expansions), expansion of food and beverage offerings (including dine-in theatres), and by disposing of older screens through closures and sales.

Recliner seating is the key feature of theatre renovations, which drive a 34% increase in attendance, on average, at these locations in their first year post renovation. These renovations, in conjunction with capital contributions from our landlords, involve stripping theatres to their basic structure in order to replace finishes throughout, upgrade the sight and sound experience, install modernized points of sale and, most importantly, replace traditional theatre seats with plush, electric recliners that allow customers to deploy a leg rest and fully recline at the push of a button.

As of March 31, 2020, in our U.S. markets we now feature recliner seating in approximately 343 U.S. theatres, including Dine-in-Theatres, totaling approximately 3,282 screens and representing 40.8% of total U.S. screens. In our International markets, we have recliner seating in approximately 74 International theatres, totaling approximately 470 screens and representing 16.1% of total International screens.

Open-source internet ticketing makes our AMC seats (over 1.1 million) in all our U.S. theatres and auditoriums, for all our showtimes as available as possible, on as many websites as possible. Our tickets are sold over the internet, directly or through mobile apps, at our own website and app, and other third-party ticketing vendors.

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

To address recent consumer trends, we have expanded our menu of enhanced food and beverage products to include made-to-order drinks and meals, customized coffee, healthy snacks, premium beers, wine and mixed drinks, flatbread pizzas, more varieties of hot dogs, four flavors of popcorn and other menu items. We operate 51 Dine-In Theatres in the U.S. and two Dine-In Theatres in Europe that deliver chef-inspired menus with seat-side or delivery service to luxury recliners with tables.

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

AMC Stubs® A-List is our monthly subscription-based tier of the AMC Stubs® loyalty program. This program offers guests admission to movies at AMC up to three times per week including multiple movies per day and repeat visits to already seen movies for $19.95 to $23.95 per month depending upon geographic market. AMC Stubs® A-List also includes premium offerings including IMAX®, Dolby Cinema™ at AMC, RealD, Prime and BigD. AMC Stubs® A-List members can book tickets on-line in advance and select specific seats at AMC Theatres with reserved seating.

As of March 31, 2020, we had more than 23,100,000 member households enrolled in AMC Stubs® A-List, AMC Stubs Premiere™ and AMC Stubs Insider™ programs, combined. Our AMC Stubs® members represented approximately 45% of AMC U.S. markets attendance during the three months ended March 31, 2020. Our much larger database of identified movie-goers also provides us with additional insight into our customers’ movie preferences. This enables us to have a larger, more personalized and targeted marketing effort. The programs have been paused during the suspension of operations at all of our theatres.

In our International markets, we currently have loyalty programs in the major territories in which we operate. The movie-goers can earn points for spending money at the theatre, and those points can be redeemed for tickets and concession items at a later date. Odeon currently has more than 8,700,000 members in these various loyalty programs. We are currently evaluating the Odeon loyalty programs to determine how best to reward our European movie-goers and heighten guest loyalty to drive additional attendance to Odeon theatres. The programs have been paused during the suspension of operations at all of our theatres.

Our marketing efforts are not limited to our loyalty programs as we continue to improve our customer connections through our website and mobile apps and expand our online and movie offerings. In select markets during 2019, we upgraded our mobile applications with the ability to order food and beverage offerings via our mobile applications while ordering tickets ahead of scheduled showtimes. Also, in 2019, we launched AMC Theatres On Demand, a new service where members of the AMC Stubs® loyalty program can rent or buy movies. We believe our competitive advantage of a robust and easy-to-use online and mobile presence combined with an effective loyalty program that provides better market intelligence to anticipate customers’ future behavior should allow us to capture incremental share of both entertainment dollars and time.

Critical Accounting Policies and Estimates

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

We review long-lived assets, including definite-lived intangible assets and theatre assets (including operating lease right-of-use assets) whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be fully recoverable. We identify impairments related to internal use software when management determines that the remaining carrying value of the software will not be realized through future use. We evaluate events or circumstances, including competition in the markets where we operate that would indicate the carrying value of theatre assets may not be fully recoverable. We evaluate theatres using historical and projected data of theatre level cash flow as our primary indicator of potential impairment and consider the seasonality of our business when making these evaluations. If an event or circumstance is identified indicating carrying value may not be recoverable, the sum of future undiscounted cash flows is compared to the carrying value. If carrying value exceeds the future undiscounted cash flows, the carrying value of the asset is reduced to fair value. Assets are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows, adjusted as necessary for market participant factors.

We have recorded impairment charges primarily related to long-lived assets and definite lived intangible assets of $106.5 million and $0 million during the three months ended March 31, 2020 and March 31, 2019, respectively.

There are a number of estimates and significant judgments that are made by management in performing these impairment evaluations. Such judgments and estimates include estimates of future attendance, revenues, rent relief, cost savings, cash flows, capital expenditures, and the cost of capital, among others. Attendance is expected to be significantly below historical levels for the first several months following reopening but is expected to increase as customers become more comfortable with the experience. We believe we have used reasonable and appropriate business judgments. There is considerable management judgment with respect to cash flow estimates and appropriate discount rates to be used in determining fair value, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy. These estimates determine whether impairments have been incurred, and quantify the amount of any related impairment charge. Given the nature of our business and our recent history, future impairments are possible and they may be material, based upon business conditions that are constantly changing and the competitive business environment in which we operate.

During the three months ended March 31, 2020, we recorded non-cash impairment of long-lived assets of $81.4 million on 57 theatres in the U.S. markets with 658 screens (in Alabama, Arkansas, California, District of Columbia, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Montana, New Hampshire, New Jersey, New York, North Carolina, North Dakota, Ohio, Pennsylvania, South Dakota, Tennessee, Texas, Washington, Wisconsin and Wyoming) and $9.9 million on 23 theatres in the International markets with 213 screens (in Germany, Italy, Spain, UK and Sweden). During the three months ended March 31, 2020, we recorded impairment losses related to definite-lived intangible assets of $8.0 million. In addition, we recorded an impairment loss of $7.2 million within investment expense (income), related to equity interest investments without a readily determinable fair value accounted for under the cost method.

During the three months ended March 31, 2020, we performed a quantitative impairment evaluation of our indefinite-lived intangible assets related to the AMC, Odeon and Nordic tradenames and recorded impairment charges of $5.9 million related to Odeon tradenames and $2.4 million related to Nordic tradenames during the three months ended March 31, 2020. To estimate fair value of our indefinite-lived trade names, we employed a derivation of the Income Approach known as the Royalty Savings Method. The Royalty Savings Method values an intangible asset by estimating the royalties saved through ownership of the asset. We applied royalty rates of 0.5% for AMC and Odeon tradenames and 1.0% for Nordic to the related theatre revenues on an after-tax basis using effective tax rates. Related cash flows were discounted at 12.5% for AMC and 14.0% for Odeon and Nordic.

Goodwill. We evaluate the goodwill recorded at our two reporting units (Domestic Theatres and International Theatres) for impairment annually as of the beginning of the fourth fiscal quarter or more frequently as specific events or circumstances dictate. Our market capitalization has been below carrying value since May 24, 2019.

The following table sets forth the historical closing prices per share of our Class A common stock for the calendar periods indicated:

Closing
Date	Price Per Share
December 31, 2017	$15.10
March 31, 2018	14.05
June 30, 2018	15.90
September 30, 2018	20.50
December 31, 2018	12.28
March 31, 2019	14.85
June 30, 2019	9.33
September 30, 2019	10.70
December 31, 2019	7.24
March 31, 2020	3.16

In accordance with ASC 350-20-35-30, we performed an assessment to determine whether there were any events or changes in circumstances that would warrant an interim ASC 350 impairment analysis as of March 31, 2020. Based on sustained declines during 2020 in our enterprise market capitalization and the temporary suspension of operations at all our theatres on or before March 17, 2020 due to the COVID-19 pandemic, we performed a quantitative goodwill impairment test as of March 31, 2020. The impairment test for goodwill involves estimating the fair value of the reporting unit and comparing that value to its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, the difference is recorded as a goodwill impairment charge, not to exceed the total amount of goodwill allocated to that reporting unit.

In performing the Step 1 quantitative goodwill impairment test as of March 31, 2020, we used an enterprise value approach to measure fair value of the reporting units. The enterprise fair values of the Domestic Theatres and International Theatres reporting units were less than their carrying values and a goodwill impairment charge of $1,124.9 million and $619.4 million was recorded as of March 31, 2020 for our Domestic Theatres and International Theatres reporting units, respectively.

The following tables reconcile enterprise carrying value to carrying value of our stockholders’ equity as of March 31, 2020 (the date of our quantitative goodwill impairment test) by reporting unit and reconciles estimated enterprise fair value to estimated fair value of our stockholders’ deficit as of March 31, 2020:

		Carrying Value
		Corporate Borrowings	Carrying Value
	Enterprise	and Finance	Stockholders'
(In millions)	Carrying Value	Lease Obligations	Equity (Deficit)
Domestic Theatres	$2,499.9	$(4,565.5)	$(2,065.6)
International Theatres	1,562.0	(570.4)	991.6
Total	$4,061.9	$(5,135.9)	$(1,074.0)

		Estimated
		Fair Value	Estimated
	Estimated	Corporate Borrowings	Fair Value
	Enterprise	and Finance	Stockholders'
(In millions)	Fair Value	Lease Obligations	Equity (Deficit)
Domestic Theatres	$2,499.9	$(2,649.1)	$(149.2)
International Theatres	1,562.0	(331.0)	1,231.0
Total	$4,061.9	$(2,980.1)	$1,081.8

		Estimated	Estimated Enterprise Fair Value
	Enterprise	Enterprise	exceeds Enterprise Carrying Value
(In millions)	Carrying Value	Fair Value	Amount	Percentage
Domestic Theatres	$2,499.9	$2,499.9	$-	-%
International Theatres	1,562.0	1,562.0	-	-%
Total	$4,061.9	$4,061.9	$-	-%

We determined the fair value of our Domestic Theatres and International Theatres reporting units by using the income approach for the enterprise valuation methodology, which utilizes discounted cash flows. We did not weight any of the enterprise valuation methodology on the market approach. We believe that using 100% income approach provided a more reasonable measurement of the enterprise value basis at March 31, 2020. Due to the volatility and unreliability in the market multiples, the lack of standalone Domestic and International public theatre companies, and the temporary suspension of operations due to the COVID-19 pandemic and the current impact on Adjusted EBITDA, we did not believe that placing any weight on the market approach was appropriate for this valuation.

The income approach provides an estimate of fair value by measuring estimated annual cash flows over a discrete projection period and applying a present value discount rate to the cash flows. The present value of the cash flows is then added to the present value equivalent of the residual value of the business to arrive at an estimated fair value of the reporting unit. The residual value represents the present value of the projected cash flows beyond the discrete projection period. The discount rates were determined using a rate of return deemed appropriate for the risk of achieving the projected cash flows. There was considerable management judgment with respect to cash flow estimates and discount rates to be used in estimating fair value, which are classified as Level 3 in the fair value hierarchy.

The following is a calculation of our market equity capitalization as of March 31, 2020:

(In millions, except share data)	As of March 31, 2020
Total outstanding shares	104,319,377
Share price	$3.16
Market equity capitalization	$329.6

The following is a comparison of our estimated enterprise fair value to our market enterprise value indicating an implied premium to market of 22.7%:

(In millions)	As of March 31, 2020
Estimated enterprise fair value	$4,061.9

Market equity capitalization	$329.6
Estimated fair value corporate borrowings and finance lease obligations	2,980.1
Market enterprise value	$3,309.7

Implied premium to market	22.7%

We believe a significant reason for the difference in our market enterprise value as compared to our estimated enterprise fair value is due to a market participant acquisition premium. We believe a market participant acquisition premium is applicable and has been historically realized in our industry. In the event of an acquisition of control of our enterprise by another market participant, this premium for control would likely be realized in the form of increased revenue opportunities, lower costs, better working capital terms and lower cost of capital. We believe the uncertainty around the temporary suspension of our theatre operations during the COVID-19 pandemic and the behavior of the movie-going public after we resume operations is a significant reason for the difference in our market enterprise value as compared to our estimated enterprise fair value.

Key rates used in the income approach were as follows:

	March 31, 2020
	Domestic	International
Description	Theatres	Theatres
Income approach:
Weighted average cost of capital/discount rate	11.5%	13.0%
Long-term growth rate	2.0%	2.0%

While the fair values of our reporting units approximate their respective carrying values at the present time, the performance of the reporting units may require improvement in future periods to maintain this level. Declines in the operating performance of our Domestic and International Theatres, further declines in the fair value of our debt, further declines in the trading price of our Class A common stock, small changes in certain key input assumptions, and/or other events or circumstances could occur and could have a significant impact on the estimated fair values. Examples of adverse events or circumstances that could change include (i) the ultimate duration of the COVID-19 pandemic and the prolonged temporary suspension of our theatre operations as well as the behavior of the movie-going public after we resume operations; (ii) an adverse change in macroeconomic conditions; (iii) increased cost factors that have a negative effect on our earnings and cash flows; (iv) negative or overall declining financial performance compared with our actual and projected results of relevant prior periods; (v) further declines in the fair value of our debt, and (vi) a further sustained decrease in our share price. A future impairment could result for a portion of the goodwill, long-lived assets or intangible assets. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

Significant Event

Stock Buyback Program. On February 27, 2020, we announced that our Board of Directors had authorized a $200.0 million Company share buyback program to repurchase up to $200.0 million of our Class A common stock over a three-year period.

Repurchases may be made at management's discretion from time to time through open-market transactions including block purchases, through privately negotiated transactions, or otherwise over the next three years in accordance with all applicable securities laws and regulations. The extent to which AMC repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements, and other corporate considerations, as determined by AMC’s management team. Repurchases may or may not be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when our management might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate us to repurchase any minimum dollar amount or number of shares and may be suspended for periods or discontinued at any time. As consequence of our cash preservation measures following the outbreak of the COVID-19 pandemic and in compliance with certain restrictive covenants under the indenture dated April 24, 2020 (the “Indenture”) to the 10.5% first lien notes due 2025 (the “First Lien Notes due 2025”), we do not expect to make purchases under our recently authorized stock repurchase program for the duration of 2020.

Operating Results

The following table sets forth our consolidated revenues, operating costs and expenses.

	Three Months Ended
(In millions)	March 31, 2020	March 31, 2019	% Change
Revenues
Admissions	$568.0	$731.5	(22.4)%
Food and beverage	288.1	368.8	(21.9)%
Other theatre	85.4	100.1	(14.7)%
Total revenues	$941.5	$1,200.4	(21.6)%
Operating Costs and Expenses
Film exhibition costs	$271.7	$365.3	(25.6)%
Food and beverage costs	53.4	61.5	(13.2)%
Operating expense, excluding depreciation and amortization below	356.9	402.8	(11.4)%
Rent	237.8	242.0	(1.7)%
General and administrative:
Merger, acquisition and other costs	0.2	3.3	(93.9)%
Other, excluding depreciation and amortization below	33.2	46.2	(28.1)%
Depreciation and amortization	122.5	113.0	8.4%
Impairment of long-lived assets, indefinite-lived intangible assets and goodwill	1,851.9	—	* %
Operating costs and expenses	2,927.6	1,234.1	* %
Operating loss	(1,986.1)	(33.7)	* %
Other expense (income):
Other expense	26.9	29.8	(9.7)%
Interest expense:
Corporate borrowings	71.3	71.3	—%
Finance lease obligations	1.6	2.1	(23.8)%
Non-cash NCM exhibitor service agreement	9.9	10.2	(2.9)%
Equity in (earnings) loss of non-consolidated entities	2.9	(6.5)	* %
Investment expense (income)	9.4	(16.1)	* %
Total other expense, net	122.0	90.8	34.4%
Loss before income taxes	(2,108.1)	(124.5)	* %
Income tax provision	68.2	5.7	* %
Net loss	$(2,176.3)	$(130.2)	* %

*     Percentage change in excess of 100%

	March 31, 2020	March 31, 2019
Operating Data:
Screen additions	13	21
Screen acquisitions	—	—
Screen dispositions	74	68
Construction openings (closures), net	(7)	(49)
Average screens (1)	8,873	10,684
Number of circuit screens	10,973	10,995
Number of circuit theatres	996	1,001
Screens per theatre	11.0	11.0
Attendance (in thousands) (1)	60,495	79,825
(1)	Includes consolidated theatres only and excludes screens offline due to construction and temporary suspension of operations as consequence of the COVID-19 pandemic.

Segment Operating Results

The following table sets forth our revenues, operating costs and expenses by reportable segment.

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(In millions)	2020	2019	2020	2019	2020	2019
Revenues
Admissions	$389.1	$515.4	$178.9	$216.1	$568.0	$731.5
Food and beverage	216.6	287.6	71.5	81.2	288.1	368.8
Other theatre	55.6	64.2	29.8	35.9	85.4	100.1
Total revenues	661.3	867.2	280.2	333.2	941.5	1,200.4
Operating Costs and Expenses
Film exhibition costs	198.9	277.3	72.8	88.0	271.7	365.3
Food and beverage costs	34.9	43.0	18.5	18.5	53.4	61.5
Operating expense	251.9	285.6	105.0	117.2	356.9	402.8
Rent	174.4	176.6	63.4	65.4	237.8	242.0
General and administrative expense:
Merger, acquisition and other costs	0.3	1.2	(0.1)	2.1	0.2	3.3
Other, excluding depreciation and amortization below	17.3	27.5	15.9	18.7	33.2	46.2
Depreciation and amortization	92.4	83.6	30.1	29.4	122.5	113.0
Impairment of long-lived assets, indefinite-lived intangible assets and goodwill	1,214.3	—	637.6	—	1,851.9	—
Operating costs and expenses	1,984.4	894.8	943.2	339.3	2,927.6	1,234.1
Operating loss	(1,323.1)	(27.6)	(663.0)	(6.1)	(1,986.1)	(33.7)
Other expense (income):
Other expense	25.5	29.4	1.4	0.4	26.9	29.8
Interest expense:
Corporate borrowings	70.5	70.6	0.8	0.7	71.3	71.3
Finance lease obligations	0.4	0.7	1.2	1.4	1.6	2.1
Non-cash NCM exhibitor service agreement	9.9	10.2	—	—	9.9	10.2
Equity in (earnings) loss of non-consolidated entities	1.9	(6.1)	1.0	(0.4)	2.9	(6.5)
Investment expense (income)	9.4	(4.8)	—	(11.3)	9.4	(16.1)
Total other expense, net	117.6	100.0	4.4	(9.2)	122.0	90.8
Earnings (loss) before income taxes	(1,440.7)	(127.6)	(667.4)	3.1	(2,108.1)	(124.5)
Income tax provision (benefit)	(2.9)	3.5	71.1	2.2	68.2	5.7
Net earnings (loss)	$(1,437.8)	$(131.1)	$(738.5)	$0.9	$(2,176.3)	$(130.2)

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2020	2019	2020	2019	2020	2019
Segment Operating Data:
Screen additions	11	21	2	—	13	21
Screen acquisitions	—	—	—	—	—	—
Screen dispositions	57	23	17	45	74	68
Construction openings (closures), net	—	(35)	(7)	(14)	(7)	(49)
Average screens (1)	6,665	8,000	2,208	2,684	8,873	10,684
Number of circuit screens	8,048	8,077	2,925	2,918	10,973	10,995
Number of circuit theatres	630	636	366	365	996	1,001
Screens per theatre	12.8	12.7	8.0	8.0	11.0	11.0
Attendance (in thousands) (1)	39,669	54,979	20,826	24,846	60,495	79,825
(1)	Includes consolidated theatres only and excludes screens offline due to construction and temporary suspension of operations as consequence of the COVID-19 pandemic.

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

Adjusted EBITDA decreased $105.1 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Adjusted EBITDA in U.S. markets decreased $81.3 million, primarily due to the decrease in attendance largely attributable to the temporary suspension of operations as consequence of the COVID-19 pandemic and a decrease in cash distributions from equity method investees, partially offset by lower general and administrative expenses and lower operating expenses due to the decrease in attendance. Adjusted EBITDA in International markets decreased $23.8 million primarily due to the decreases in attendance, partially offset by lower operating expenses due to the decrease in attendance.

The following tables set forth our Adjusted EBITDA by reportable operating segment and our reconciliation of Adjusted EBITDA:

	Three Months Ended
Adjusted EBITDA (In millions)	March 31, 2020	March 31, 2019
U.S. markets (1)	$(3.8)	$77.5
International markets	6.9	30.7
Total Adjusted EBITDA	$3.1	$108.2
(1)	Distributions from NCM are reported entirely within the U.S. markets segment.

	Three Months Ended
(In millions)	March 31, 2020	March 31, 2019
Net loss	$(2,176.3)	$(130.2)
Plus:
Income tax provision (1)	68.2	5.7
Interest expense	82.8	83.6
Depreciation and amortization	122.5	113.0
Impairment of long-lived assets, indefinite-lived intangible assets and goodwill (2)	1,851.9	—
Certain operating expenses (3)	2.1	2.5
Equity in (earnings) loss of non-consolidated entities (4)	2.9	(6.5)
Cash distributions from non-consolidated entities (5)	7.6	10.5
Attributable EBITDA (6)	(0.1)	0.9
Investment expense (income)	9.4	(16.1)
Other expense (7)	26.9	29.9
Other non-cash rent (8)	2.3	7.6
General and administrative — unallocated:
Merger, acquisition and other costs (9)	0.2	3.3
Stock-based compensation expense (10)	2.7	4.0
Adjusted EBITDA	$3.1	$108.2
(1)	For information on income tax provision, see Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.
(2)	During the three months ended March 31, 2020, we recorded non-cash impairment charges of $1,124.9 million and $619.4 million related to the enterprise fair values of our Domestic Theatres and International Theatres reporting units, respectively. We recorded non-cash impairment charges related to our long-lived assets of $81.4 million on 57 theatres in the U.S. markets with 658 screens which were related to property, net, operating lease right-of-use assets, net and other long-term assets and $9.9 million on 23 theatres in the International markets with 213 screens which were related to property, net and operating lease right-of-use assets, net, during the three months ended March 31, 2020. We recorded non-cash impairment charges related to our indefinite-lived intangible assets of $5.9 million and $2.4 million related to the Odeon and Nordic tradenames, respectively, during the three months ended March 31, 2020. We also recorded non-cash impairment charges of $8.0 million related to our definite-lived intangible assets.
(3)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens including the related accretion of interest, non-cash deferred digital equipment rent expense, and disposition of assets and other non-operating gains or losses included in operating expenses. We have excluded these items as they are non-cash in nature or are non-operating in nature.
(4)	Equity in (earnings) loss of non-consolidated entities was primarily due to equity in loss from DCIP of $1.9 million for the three months ended March 31, 2020 and equity in earnings from DCIP of $5.6 million for the three months ended March 31, 2019.
(5)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. We believe including cash distributions is an appropriate reflection of the contribution of these investments to our operations.
(6)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of our equity (earnings) loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where we hold a significant market share, we believe attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. We also provide services to these theatre operators including information technology systems, certain on-screen advertising services and our gift card and package ticket program.

	Three Months Ended
(In millions)	March 31, 2020	March 31, 2019
Equity in (earnings) loss of non-consolidated entities	$2.9	$(6.5)
Less:
Equity in (earnings) loss of non-consolidated entities excluding International theatre joint ventures	2.1	(6.0)
Equity in earnings (loss) of International theatre joint ventures	(0.8)	0.5
Income tax benefit	(0.1)	—
Investment income	(0.2)	(0.2)
Depreciation and amortization	0.8	0.6
Other expense	0.2	—
Attributable EBITDA	$(0.1)	$0.9

(7)	Other expense for the three months ended March 31, 2020 and March 31, 2019 was primarily due to the decrease in the fair value of the Company’s derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $20.1 million and $15.1 million expense, respectively, the change in fair value of the Company’s derivative liability for the embedded conversion feature in the Company’s Convertible Notes due 2024 of a gain of $0.5 million and loss of $13.3 million, respectively, credit losses related to contingent lease guarantees of $5.3 million and $0, respectively, and foreign currency transaction losses of $2.0 million and $0.5 million, respectively.
(8)	Reflects amortization expense for certain intangible assets reclassified from depreciation and amortization to rent expense due to the adoption of ASC 842 and deferred rent benefit related to the impairment of right-of-use operating lease assets in calendar year 2019 due to the adoption of ASC 842.
(9)	Merger, acquisition and other costs are excluded as they are non-operating in nature.
(10)	Non-cash expense included in general and administrative: other.

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

Segment Information

Our historical results of operations for the three months ended March 31, 2020 and March 31, 2019 reflect the results of operations for our two Theatrical Exhibition reportable segments, U.S. markets and International markets.

Results of Operations— For the Three Months Ended March 31, 2020, Compared to the Three Months Ended March 31, 2019

Condensed Consolidated Results of Operations

Revenues. Total revenues decreased 21.6%, or $258.9 million, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Admissions revenues decreased 22.4%, or $163.5 million, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due a 24.2% decrease in attendance, partially offset by a 2.5% increase in average ticket price. The decrease in attendance was primarily due to the temporary suspension of operations at all our theatres in U.S. markets and International markets on or before March 17, 2020. As some theatres across Europe began closing in late February 2020 and social distancing practices were initiated in the U.S. in response to the ensuing COVID-19 global pandemic, attendance and revenues began to deteriorate in early March. The increase in average ticket price was primarily due to strategic pricing initiatives put in place over the prior year and lower frequency on our A-List subscription program, partially offset by decreases in attendance for 3D, IMAX and Alternative premium content and declines in foreign currency exchange rates.

Food and beverage revenues decreased 21.9%, or $80.7 million, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to the decrease in attendance, partially offset by a 3.0% increase in food and beverage revenues per patron. Food and beverage revenues per patron increased as a result of strategic price increases, our food and beverage initiatives including theatre renovations, and our Feature Fare menu, partially offset by declines in foreign currency translation rates.

Total other theatre revenues decreased 14.7%, or $14.7 million, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to decreases in screen advertising, ticket fees, theatre rentals, and gift card income due to the decrease in attendance.

Operating costs and expenses. Operating costs and expenses increased $1,693.5 million, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the non-cash impairment losses of $1,851.9 million. Film exhibition costs decreased 25.6%, or $93.6 million, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 47.8% for the three months ended March 31, 2020 and 49.9% for the three months ended March 31, 2019. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in lower grossing films in the current year which typically results in lower film exhibition costs.

Food and beverage costs decreased 13.2%, or $8.1 million, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues, partially offset by an increase in food and beverage costs. As a percentage of food and beverage revenues, food and beverage costs were 18.5% for the three months ended March 31, 2020 and 16.7% for the three months ended March 31, 2019. The increase in food and beverage costs as a percentage of food and beverage revenue was primarily due to approximately $2.7 million of charges for obsolete inventory due to the suspension of theatre operations. Food and beverage gross profit per patron increased 0.8% and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 37.9% for the three months ended March 31, 2020 and 33.6% for the three months ended March 31, 2019 due to the decrease in attendance and the fixed nature of certain operating expense components. Rent expense decreased 1.7%, or $4.2 million, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due primarily to declines in foreign currency translation rates and declines in contingent rentals due to the decrease in revenues.

Merger, acquisition and other costs. Merger, acquisition and other costs were $0.2 million during the three months ended March 31, 2020 compared to $3.3 million during the three months ended March 31, 2019, primarily due to a decline in merger related activities.

Other. Other general and administrative expense decreased 28.1% or $13.0 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a $6.0 million decrease in bonus expense and a $3.2 million decrease in non-qualified deferred compensation expense due to a decline in fair value of the related investments.

Depreciation and amortization. Depreciation and amortization increased 8.4% or $9.5 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to recent capital expenditures, partially offset by lower depreciation expense on theatres impaired in calendar 2019.

Impairment of long-lived assets.  During the three months ended March 31, 2020, we recognized non-cash impairment losses of $81.4 million on 57 theatres in the U.S. markets with 658 screens (in Alabama, Arkansas, California, District of Columbia, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Montana, New Hampshire, New Jersey, New York, North Carolina, North Dakota, Ohio, Pennsylvania, South Dakota, Tennessee, Texas, Washington, Wisconsin and Wyoming) which were related to property, net, operating lease right-of-use assets, net and other long-term assets and $9.9 million on 23 theatres in the International markets with 213 screens (in Germany, Italy, Spain, UK and Sweden) which were related to property, net and operating lease right-of-use assets, net.

During the three months ended March 31, 2020, we performed a quantitative impairment evaluation of our indefinite-lived intangible assets related to the AMC, Odeon and Nordic tradenames and recorded impairment charges of $8.3 million related to these assets during the three months ended March 31, 2020. In addition, we performed a quantitative impairment evaluation of our definite-lived intangible assets and recorded impairment charges of $8.0 million.

During the three months ended March 31, 2020, we performed a quantitative impairment evaluation of our goodwill and recorded impairment charges of $1,124.9 million and $619.4 million for our Domestic Theatres and International Theatres reporting units, respectively.

Other expense. Other expense of $26.9 million during the three months ended March 31, 2020 was primarily due to the decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $20.1 million and estimated credit losses related to contingent lease guarantees of $5.3 million, partially offset by income due to a decrease in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2024 of $0.5 million. During the three months ended March 31, 2019, other expense of $29.8 million was primarily due to $13.3 million of expense related to the increase in the fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2024 and $15.1 million of expense related to the decrease in the fair value our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement. See Note 1—The Company and Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense.

Interest expense. Interest expense decreased $0.8 million to $82.8 million for the three months ended March 31, 2020 compared to $83.6 million during the three months ended March 31, 2019.

Equity in (earnings) loss of non-consolidated entities. Equity in (earnings) loss of non-consolidated entities were $2.9 million for the three months ended March 31, 2020 compared to $(6.5) million for the three months ended March 31, 2019. The decrease in equity in earnings of $9.4 million was primarily due to decreases in equity in earnings from DCIP of $7.5 million as a result of accelerated depreciation charges for digital projectors during the three months ended March 31, 2020.

Investment expense (income). Investment expense was $9.4 million for the three months ended March 31, 2020 compared to investment income of $16.1 million for the three months ended March 31, 2019. Investment expense includes an impairment charge of $7.2 million related to an investment and declines in fair value of our non-qualified deferred compensation plan investments during the three months ended March 31, 2020. Investment income includes a gain on the sale of our Austria theatres of $11.1 million and a payment of $4.0 million under the NCM tax receivable agreement for the three months ended March 31, 2019.

Income tax provision. The income tax provision was $68.2 million and $5.7 million for the three months ended March 31, 2020 and March 31, 2019, respectively. The increase in the income tax provision is primarily due to the recording of international valuation allowances against deferred tax assets held in Spain of $40.1 million and Germany of $33.1 million during the three months ended March 31, 2020. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $2,176.3 million and $130.2 million during the three months ended March 31, 2020 and March 31, 2019, respectively. Net loss during the three months ended March 31, 2020 compared to net loss for the three months ended March 31, 2019 was negatively impacted by the decrease in attendance as a result of the temporary suspension of operations at all our theatres on or before March 17, 2020, impairment charges related to long-lived assets, definite and indefinite-lived intangible assets and goodwill, increased depreciation expense, declines in investment income, declines in equity in earnings of non-consolidated entities and an increase in income tax provision, offset by reduced operating expenses, lower amounts of rent expense, declines in general and administrative expenses and declines in other expense.

Theatrical Exhibition–U.S. Markets

 Revenues. Total revenues decreased 23.7%, or $205.9 million, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Admissions revenues decreased 24.5%, or $126.3 million, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a 27.8% decrease in attendance, partially offset by a 4.7% increase in average ticket price. The decrease in attendance was primarily due to the temporary suspension of operations at all our theatres in U.S. markets on March 17, 2020, and including the impact in early March when attendance began to deteriorate as social distancing practices were initiated in the U.S. in response to the ensuing COVID-19 global pandemic. The increase in average ticket price was primarily due to strategic pricing initiatives put in place over the prior year and lower frequency on our A-List subscription program, partially offset by decreases in attendance for 3D, IMAX and Alternative premium content.

Food and beverage revenues decreased 24.7%, or $71.0 million, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to the decrease in attendance, partially offset by a 4.4% increase in food and beverage revenues per patron. Food and beverage revenues per patron increased as a result of strategic price increases, our food and beverage initiatives including theatre renovations, and our Feature Fare menu.

Total other theatre revenues decreased 13.4%, or $8.6 million, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to decreases in screen advertising, ticket fees, theatre rentals, and gift card income due to the decrease in attendance.

Operating costs and expenses. Operating costs and expenses increased $1,089.6 million, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the non-cash impairment losses of $1,214.3 million. Film exhibition costs decreased 28.3%, or $78.4 million, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 51.1% for the three months ended March 31, 2020 and 53.8% for the three months ended March 31, 2019. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in lower grossing films in the current year which typically results in lower film exhibition costs.

Food and beverage costs decreased 18.8%, or $8.1 million, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues, partially offset by an increase in food and beverage costs. As a percentage of food and beverage revenues, food and beverage costs were 16.1% for the three months ended March 31, 2020 and 15.0% for the three months ended March 31, 2019. The increase in food and beverage costs as a percentage of food and beverage revenue was primarily due to approximately $0.7 million of charges for obsolete inventory due to the suspension of theatre operations. Food and beverage gross profit per patron increased 2.9% and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 38.1% for the three months ended March 31, 2020 and 32.9% for the three months ended March 31, 2019 due to the decrease in attendance and the fixed nature of certain operating expense components. Rent expense decreased 1.2%, or $2.2 million, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due primarily to declines in contingent rentals due to the decrease in revenues.

Merger, acquisition and other costs. Merger, acquisition and other costs were $0.3 million during the three months ended March 31, 2020 compared to $1.2 million during the three months ended March 31, 2019, primarily due to a decline in merger related activities.

Other. Other general and administrative expense decreased 37.1% or $10.2 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a $6.0 million decrease in bonus expense and a $3.2 million decrease in non-qualified deferred compensation expense due to a decline in fair value of the related investments.

Depreciation and amortization. Depreciation and amortization increased 10.5% or $8.8 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to recent capital expenditures, partially offset by lower depreciation expense on theatres impaired in calendar 2019.

Impairment of long-lived assets.  During the three months ended March 31, 2020, we recognized non-cash impairment losses of $81.4 million on 57 theatres in the U.S. markets with 658 screens (in Alabama, Arkansas, California, District of Columbia, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Montana, New Hampshire, New Jersey, New York, North Carolina, North Dakota, Ohio, Pennsylvania, South Dakota, Tennessee, Texas, Washington, Wisconsin and Wyoming) which were related to property, net, operating lease right-of-use assets, net and other long-term assets.

During the three months ended March 31, 2020, we performed a quantitative impairment evaluation of our definite-lived intangible assets and recorded impairment charges of $8.0 million.

During the three months ended March 31, 2020, we performed a quantitative impairment evaluation of our goodwill and recorded an impairment charge of $1,124.9 million for our Domestic Theatres reporting unit.

Other expense. Other expense of $25.5 million during the three months ended March 31, 2020 was primarily due to the decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $20.1 million and estimated credit losses related to contingent lease guarantees of $5.3 million, partially offset by income due to a decrease in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2024 of $0.5 million. During the three months ended March 31, 2019, other expense of $29.4 million was primarily due to $13.3 million of expense related to the increase in the fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2024 and $15.1 million of expense related to the decrease in the fair value our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement. See Note 1—The Company and Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for additional information about the components of other expense.

Interest expense. Interest expense decreased $0.7 million to $80.8 million for the three months ended March 31, 2020 compared to $81.5 million during the three months ended March 31, 2019.

Equity in (earnings) loss of non-consolidated entities. Equity in (earnings) loss of non-consolidated entities were $1.9 million for the three months ended March 31, 2020 compared to $(6.1) million for the three months ended March 31, 2019. The decrease in equity in earnings of $8.0 million was primarily due to decreases in equity in earnings from DCIP of $7.5 million as a result of accelerated depreciation charges for digital projectors during the three months ended March 31, 2020.

Investment expense (income). Investment expense was $9.4 million for the three months ended March 31, 2020 compared to investment income of $4.8 million for the three months ended March 31, 2019. Investment expense includes an impairment charge of $7.2 million related to an investment and declines in fair value of our non-qualified deferred compensation plan investments during the three months ended March 31, 2020. Investment income includes a payment of $4.0 million under the NCM tax receivable agreement for the three months ended March 31, 2019.

Income tax provision (benefit). The income tax provision (benefit) was $(2.9) million and $3.5 million for the three months ended March 31, 2020 and March 31, 2019, respectively. The decrease in the income tax provision is primarily due to reversal of an uncertain tax position during the three months ended March 31, 2020. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $1,437.8 million and $131.1 million during the three months ended March 31, 2020 and March 31, 2019, respectively. Net loss during the three months ended March 31, 2020 compared to net loss for the three months ended March 31, 2019 was negatively impacted by the decrease in attendance as a result of the temporary suspension of operations at all our theatres on March 17, 2020, impairment charges related to long-lived assets, definite and indefinite-lived intangible assets and goodwill, increased depreciation expense, declines in investment income and declines in equity in earnings of non-consolidated entities, offset by reduced operating expenses, lower amounts of rent expense, declines in general and administrative expenses, increased income tax benefit and declines in other expense.

Theatrical Exhibition - International Markets

 Revenues. Total revenues decreased 15.9%, or $53.0 million, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Admissions revenues decreased 17.2%, or $37.2 million, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due a 16.2% decrease in attendance and a 1.3% decrease in average ticket price. The decrease in attendance was primarily due to the temporary suspension of operations at all our theatres in International markets on or before March 17, 2020. As some theatres across Europe began closing in late February 2020 in response to the ensuing COVID-19 global pandemic, attendance and revenues began to deteriorate. The decrease in average ticket price was primarily due to declines in foreign currency exchange rates.

Food and beverage revenues decreased 11.9%, or $9.7 million, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to the decrease in attendance, partially offset by a 4.9% increase in food and beverage revenues per patron, including declines in foreign currency translation rates.

Total other theatre revenues decreased 17.0%, or $6.1 million, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to decreases in screen advertising, theatre rentals, and gift card and package ticket income due to the decrease in attendance.

Operating costs and expenses. Operating costs and expenses increased $603.9 million, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to non-cash impairment losses of $637.6 million. Film exhibition costs decreased 17.3%, or $15.2 million, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 40.7% for the three months ended March 31, 2020 and 40.7% for the three months ended March 31, 2019.

Food and beverage costs were unchanged during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. As a percentage of food and beverage revenues, food and beverage costs were 25.9% for the three months ended March 31, 2020 and 22.8% for the three months ended March 31, 2019. The increase in food and beverage costs as a percentage of food and beverage revenue was primarily due to approximately $2.0 million of charges for obsolete inventory due to the suspension of theatre operations. Food and beverage gross profit per patron increased 1.2% and is calculated as food and beverage revenues less food and beverage costs divided by attendance.

As a percentage of revenues, operating expense was 37.5% for the three months ended March 31, 2020 and 35.2% for the three months ended March 31, 2019 due to the decrease in attendance and the fixed nature of certain operating expense components. Rent expense decreased 3.1%, or $2.0 million, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due primarily to declines in foreign currency translation rates.

Merger, acquisition and other costs. Merger, acquisition and other costs were $(0.1) million during the three months ended March 31, 2020 compared to $2.1 million during the three months ended March 31, 2019, primarily due to a decline in merger related activities.

Other. Other general and administrative expense decreased 15.0% or $2.8 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Depreciation and amortization. Depreciation and amortization increased 2.4% or $0.7 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to recent capital expenditures, partially offset by lower depreciation expense on theatres impaired in calendar 2019 and declines in foreign currency translation rates.

Impairment of long-lived assets.  During the three months ended March 31, 2020, we recognized non-cash impairment losses of $9.9 million on 23 theatres in the International markets with 213 screens (in Germany, Italy, Spain, UK and Sweden) which were related to property, net, and operating lease right-of-use assets, net.

During the three months ended March 31, 2020, we performed a quantitative impairment evaluation of our indefinite-lived intangible assets related to the Odeon and Nordic tradenames and recorded impairment charges of $8.3 million related to these assets during the three months ended March 31, 2020.

During the three months ended March 31, 2020, we performed a quantitative impairment evaluation of our goodwill and recorded impairment charges of $619.4 million for our International Theatres reporting unit.

Other expense. Other expense was $1.4 million and $0.4 million during the three months ended March 31, 2020 and March 31, 2019, respectively.

Interest expense. Interest expense decreased $0.1 million to $2.0 million for the three months ended March 31, 2020 compared to $2.1 million during the three months ended March 31, 2019.

Equity in (earnings) loss of non-consolidated entities. Equity in (earnings) loss of non-consolidated entities were $1.0 million for the three months ended March 31, 2020 compared to $(0.4) million for the three months ended March 31, 2019.

Investment income. Investment income was $0 for the three months ended March 31, 2020 compared to $11.3 million for the three months ended March 31, 2019. Investment income includes a gain on the sale of our Austria theatres of $11.1 million.

Income tax provision. The income tax provision was $71.1 million and $2.2 million for the three months ended March 31, 2020 and March 31, 2019, respectively. The increase in the income tax provision is primarily due to the recording of valuation allowance against deferred tax assets held in Spain of $40.1 million and Germany of $33.1 million during the three months ended March 31, 2020. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings (loss). Net earnings (loss) was ($738.5) million and $0.9 million during the three months ended March 31, 2020 and March 31, 2019, respectively. Net loss during the three months ended March 31, 2020 compared to net earnings for the three months ended March 31, 2019 was negatively impacted by the decrease in attendance as a result of the temporary suspension of operations at all our theatres on or before March 17, 2020, impairment charges related to long-lived assets, definite and indefinite-lived intangible assets and goodwill, increased depreciation expense, declines in investment income, declines in equity in earnings of non-consolidated entities and an increase in income tax provision, offset by reduced operating expenses, lower amounts of rent expense, declines in general and administrative expenses and declines in other expense.

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

We had working capital deficits (excluding restricted cash) as of March 31, 2020 and December 31, 2019 of $1,070.3 million and $1,270.6 million, respectively. As of March 31, 2020 and December 31, 2019, working capital included $581.5 million and $585.8 million, respectively, of operating lease liabilities and $400.3 million and $449.2 million, respectively, of deferred revenues. We have borrowed all available amounts under our Revolving Credit Facility to meet obligations as they come due. As of March 31, 2020, we had borrowed $215.0 million (the full availability net of letters of credit) under our $225.0 million Senior Secured Revolving Credit Facility. We also maintain a revolving credit facility due February 14, 2022 at our Odeon subsidiary (the “Odeon Revolver”). As of March 31, 2020, we had borrowed $109.8 million (the full availability net of letters of credit) under our £100.0 million Odeon Revolver ($123.5 million based on the foreign currency translation rate of 1.2345 on March 31, 2020).

In response to the COVID-19 pandemic, the Company has taken and is continuing to take significant steps to preserve cash by eliminating non-essential costs, including reductions to executive compensation and elements of our fixed cost structure:

●	Suspended non-essential operating expenditures, including marketing & promotional and travel and entertainment expenses; and where possible, for example: utilities, reduced essential operating expenditures to minimum levels necessary while theatres are closed.
●	Terminated or deferred all non-essential capital expenditures to minimum levels necessary while theatres are closed.
●	Implemented measures to reduce corporate-level employment costs, including full or partial furloughs of all corporate-level Company employees, including senior executives, with individual work load and salary reductions ranging from 20% to 100%; cancellation of pending annual merit pay increases; and elimination or reduction of non-healthcare benefits.
●	All domestic theatre-level crew members have been fully furloughed and theatre-level management has been reduced to the minimum level necessary to begin resumption of operations when permitted. Similar efforts to reduce theatre-level and corporate employment costs are being undertaken internationally consistent with applicable laws across the jurisdictions in which the Company operates.
●	Working with our landlords, vendors, and other business partners to manage, defer, and/or abate the related rent expenses and operating expenses during the disruptions caused by the COVID-19 pandemic.
●	Introduced an active cash management process, which, among other things, requires senior management approval of all outgoing payments.
●	The Company does not expect to continue dividend payments which, when considered in tandem with the dividend decrease of $0.17 per share paid in the first quarter of 2020 when compared to the dividend payments made in the first quarter of 2019, results in aggregate quarterly cash savings of $17.5 million.
●	We do not expect to make purchases under our recently authorized stock repurchase program for the duration of 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. Based on our preliminary analysis of the CARES Act, we expect to recognize the following benefits:

●	Approximately $18.5 million of cash tax refunds from overpayments and refundable alternative minimum tax credits with the filing of our 2019 federal tax return, amending 2018 state tax returns and filing 2019 state tax returns in which the Company expects a refund.
●	Deferral of social security payroll tax matches that would otherwise be required in 2020.
●	Receipt of a payroll tax credit in 2020 for expenses related to paying wages and health benefits to employees who are not working as a result of temporarily suspended operations and reduced receipts associated with COVID-19.

We intend to seek any available potential benefits under the CARES Act, including loans, investments or guarantees, and any other such current or future government programs for which we qualify domestically and internationally, including those described above. We cannot predict the manner in which such benefits will be allocated or administered, and we cannot assure you that we will be able to access such benefits in a timely manner or at all.

We believe our cash balance as of March 31, 2020 was sufficient to withstand a global suspension of operations until a partial reopening in July 2020. After giving effect to the proceeds of $500.0 million received from the issuance of the 10.5% first lien notes due 2025 (the “First Lien Notes due 2025”) on April 24, 2020, existing cash and cash equivalents and cash generated from operations upon reopening, we may have sufficient liquidity to fund operations and essential capital expenditures for the next 12 months. Further, as discussed in Note 14—Subsequent Events, our lenders have granted relief from the maintenance covenants in the revolving credit agreements and we believe we will maintain compliance with all financial debt covenants for the next 12 months. Therefore, we believe we have the cash resources to reopen our theatres and resume operations this summer or later. Our liquidity needs thereafter will depend, among other things, on the timing of a full resumption of operations, the timing of movie releases and our ability to generate revenues.

While we have used our best estimates based on currently available information, we cannot assure the reader that our assumptions used to estimate our liquidity requirements will be correct—including but not limited to attendance, food and beverage revenues, rent relief, cost savings, and capital expenditures—because we have never previously experienced a complete cessation of our operations, and as a consequence, our ability to be predictive is uncertain. If we do not recommence operations within our estimated timeline, we will require additional capital and may also require additional financing if, for example, our operations do not generate the expected revenues or a recurrence of COVID-19 were to cause another suspension of operations. Such additional financing may not be available on favorable terms or at all. Due to these factors, substantial doubt exists about our ability to continue as a going concern for a reasonable period of time.

As of March 31, 2020, we were in compliance with all financial debt covenants.

Cash Flows from Operating Activities

Cash flows provided by (used in) operating activities, as reflected in the condensed consolidated statements of cash flows, were $(184.0) million and $1.4 million during the three months ended March 31, 2020 and March 31, 2019, respectively. The decrease in cash flows provided by operating activities was primarily due to decreased attendance levels and temporary suspension of operations at all of our theatres on or before March 17, 2020, which resulted in lower operating results during the three months ended March 31, 2019 and higher payments for accounts payable and accrued expenses and other liabilities primarily due to timing.

Cash Flows from Investing Activities

Cash flows used in investing activities, as reflected in the condensed consolidated statements of cash flows, were $87.4 million and $98.5 million during the three months ended March 31, 2020 and March 31, 2019, respectively. Cash outflows from investing activities include capital expenditures of $91.7 million and $114.8 million during the three months ended March 31, 2020 and March 31, 2019, respectively. Our capital expenditures primarily consisted of strategic growth initiatives and remodels, capital improvements to existing locations in our theatre circuit, and technology upgrades. During the three months ended March 31, 2020, cash flows used in investing activities included the proceeds from the disposition of assets of $3.4 million related to one property. During the three months ended March 31, 2019, cash inflows from investing activities included the proceeds from the disposition of our Austria theatres of $13.3 million and disposition of assets of $4.0 million.

We fund the costs of constructing, maintaining and remodeling our theatres through existing cash balances, cash generated from operations, landlord contributions, or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for the construction costs. We terminated or deferred all non-essential capital expenditures to minimum levels necessary while theatres are closed. We expect capital expenditures (net of landlord contributions) to be between $130 million and $160 million for calendar year 2020, which includes $75.6 million net spend during the three months ended March 31, 2020.

Cash Flows from Financing Activities

Cash flows provided by (used in) in financing activities, as reflected in the condensed consolidated statements of cash flows, were $312.4 million and $(33.9) million during the three months ended March 31, 2020 and March 31, 2019, respectively. The increase in cash flows from financing activities during the three months ended March 31, 2020 compared to March 31, 2019 was primarily due to the borrowings under our revolving credit facilities and the reduction in cash dividends paid.

Borrowings under our revolving credit facilities were $325.1 million during the three months ended March 31, 2020. During the three months ended March 31, 2019, we made repayments of $3.8 million under our revolving credit facilities.

The following is a summary of dividends and dividend equivalents declared to stockholders:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 26, 2020	March 9, 2020	March 23, 2020	$0.03	$3.2
October 24, 2019	December 2, 2019	December 16, 2019	0.20	21.0
August 2, 2019	September 9, 2019	September 23, 2019	0.20	21.3
May 3, 2019	June 10, 2019	June 24, 2019	0.20	21.3
February 15, 2019	March 11, 2019	March 25, 2019	0.20	21.3

During the three months ended March 31, 2020 and March 31, 2019, we paid dividends and dividend equivalents of $4.3 million and $21.8 million, respectively. As of March 31, 2020, we accrued $1.2 million for the remaining unpaid dividend equivalents. We do not expect to continue dividend payments in order to preserve cash.

Senior Secured Credit Facility Term Loan due 2026. On April 23, 2020, we entered into an amendment to the Senior Secured Credit Facility pursuant to which the requisite lenders thereunder granted a waiver of the maintenance covenant thereunder for the period from the and after the effective date of the Senior secured Credit Agreement Amendment to and including the earlier of (a) March 31, 2021 and (b) the day immediately preceding the last day of the Test Period (as defined in the Senior Secured Credit Facility).

Odeon Revolving Credit Facility. On April 24, 2020, we entered into an amendment to the Odeon Revolving Credit Facility, pursuant to which the requisite lenders thereunder granted a waiver of the maintenance covenant thereunder for the period from and after the effective date of the Odeon Amendment to and including the earlier of (a) March 31, 2021 and (b) the day immediately preceding the last day of the Relevant Period (as defined in the Odeon Amendment).

Convertible Notes due 2024. On April 24, 2020, we entered into a supplemental indenture (the “Supplemental Indenture”) to the Convertible Notes due 2024 indenture, dated as of September 14, 2018. The Supplemental Indenture amended the debt covenant under the Convertible Notes Indenture to permit us to issue the First Lien Notes due 2025, among other changes.

First Lien Notes due 2025. On April 24, 2020, we issued $500.0 million aggregate principal amount of our 10.5% first lien notes due 2025, with an original issue discount of $10.0 million. The First Lien Notes due 2025 bear interest at a rate of 10.5% per annum, payable semi-annually on April 15 and October 15 each year, commencing October 15, 2020 and are secured, on a pari passu basis with the Senior Secured Credit Facility. The First Lien Notes due 2025 will mature on April 15, 2025.

Senior Subordinated Debt Exchange Offers. On June 3, 2020, the Company announced that it has commenced private offers to exchange (the “Exchange Offers”) its outstanding 6.375% Senior Subordinated Notes due 2024, 5.75% Senior Subordinated Notes due 2025, 5.875% Senior Subordinated Notes due 2026 and 6.125% Senior Subordinated Notes due 2027 (and, together the “Existing Subordinated Notes”) for newly issued 12% Cash/PIK Second Lien Secured Notes due 2026 (the “New Notes”). In connection with the Exchange Offers, the Company is also soliciting consents (the “Consent Solicitations”) from eligible holders of the Existing Subordinated Notes to amend the indentures governing the Existing Subordinated Notes to eliminate or modify certain of the covenants, restrictive provisions and events of default and to remove the existing subsidiary guarantees of the Existing Subordinated Notes. The Exchange Offers and Consent Solicitations are being made upon the terms and subject to the conditions set forth in the offering memorandum, dated June 3, 2020.

See Note 6—Corporate Borrowings and Note 14—Subsequent Events in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information regarding the above.

Contractual Obligations, Commitments and Contingencies

We have commitments and contingencies for financing leases, corporate borrowings, operating leases, capital related betterments and pension funding that were summarized in a table in our Annual Report on Form 10–K for the year ended December 31, 2019. Except as set forth above with respect to borrowings under our revolving lines of credit and the issuance of the First Lien Notes due 2025, since December 31, 2019, there have been no material changes to the commitments and contingencies outside of the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, our financial results are exposed to fluctuations in interest rates and foreign currency exchange rates. In accordance with applicable guidance, we presented a sensitivity analysis showing the potential impact to net income of changes in interest rates and foreign currency exchange rates. For the three months ended March 31, 2020, our analysis utilized a hypothetical 100 basis-point increase or decrease to the average interest rate on our variable rate debt instruments to illustrate the potential impact to interest expense of changes in interest rates. For the three months ended March 31, 2020, our analysis utilized a hypothetical 100 basis-point increase or decrease to market interest rates on our fixed rate debt instruments to illustrate the potential impact to fair value of changes in interest rates.

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

Market risk on variable-rate financial instruments. At March 31, 2020, we maintained a Senior Secured Credit Facility comprised of a $225.0 million revolving credit facility and $2,000.0 million of Term Loan due 2026. The Senior Secured Credit Facility provides for borrowings at a rate per annum equal to, at our option, either (i) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, or (b) the prime rate of Citi or (ii) the LIBOR + 3.0%. The rate in effect at March 31, 2020 for the outstanding Term Loan due 2026 was 4.61% per annum. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At March 31, 2020, we had an aggregate principal balance of $215.0 million under our revolving credit facility, $109.8 million under the Odeon Revolver Credit Facility, and had an aggregate principal balance of $1,980.0 million outstanding under the Term Loan due 2026. A 100-basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $5.8 million during the three months ended March 31, 2020.

Market risk on fixed-rate financial instruments. Included in long-term corporate borrowings at March 31 2020 were principal amounts of $600.0 million of our Convertible Notes due 2024, $600.0 million of our Notes due 2025, $595.0 million of our Notes due 2026, $475.0 million of our Notes due 2027, and £500.0 million ($617.3 million) of our Sterling Notes due 2024. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $42.3 million and $(40.2) million, respectively.

Foreign currency exchange rate risk. We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our ownership of Odeon and Nordic. Odeon’s revenues and operating expenses are transacted in British Pounds and Euros, and Nordic’s revenues and operating expenses are transacted primarily in Swedish Krona and Euros. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If Odeon and Nordic operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for Odeon and Nordic. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our ownership in Odeon and Nordic as of March 31, 2020, holding everything else constant, a hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net income (loss) of changes in foreign exchange rates would decrease the aggregate net loss of our International theatres for the three months ended March 31, 2020 by approximately $73.8 million.

Our foreign currency translation rates decreased by approximately 2.5% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, which did not significantly impact our consolidated net loss for the three months ended March 31, 2020.

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

The Company has not experienced any material impact to its internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the COVID-19 pandemic. Most of the Company’s employees worked remotely during the period in which we prepared these financial statements due to the impact of COVID-19. The Company enhanced its oversight and monitoring during the close and reporting process and assessed frequency of controls to align with decreased or no volume of transactions occurring during the suspension of theatre operations. Other than enhancing Company’s oversight and monitoring processes, the Company did not alter or compromise its disclosure controls and procedures. The Company is continually monitoring and assessing the need to modify or enhance its disclosure controls to ensure disclosure controls and procedures continue to be effective.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Note 11—Commitments and Contingencies of the Notes to the Company’s Condensed Consolidated Financial Statements contained in Part I of this quarterly report on Form 10–Q for information on certain litigation to which we are a party.

Item 1A. Risk Factors

Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10–K for the year ended December 31, 2019. Except as set forth below, there have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic has disrupted our business and will adversely affect our operations and results of operations.

The COVID-19 pandemic has had and will continue to have a significant and adverse impact on our business. As a result of the pandemic, the majority of our theatres worldwide have temporarily suspended operations through late June, and we are generating no revenue from admissions, food and beverage sales, or other revenue, which represent substantially all of our revenue and cash flow from operations. The ultimate duration of the pandemic and of responsive governmental regulations, including shelter-in-place orders and mandated business closures, is uncertain and we may need to extend such suspension with respect to some or all of our theatres. We cannot predict when or if our business will return to normal levels. If the coronavirus continues to spread in the parts of the world where we operate, we may elect on a voluntary basis to again halt operations (after their reopening) certain of our theatres, or governmental officials may order additional closures, impose further restrictions on travel or introduce social distancing measures such as limiting the number of people allowed in a theatre at any given time. While we plan to eliminate variable costs and reduce fixed costs to the extent possible, we continue to incur significant cash outflows, including interest payments, taxes, essential capital expenditures, and certain compensation and benefits payments. We cannot be certain that we will have access to sufficient liquidity to meet our obligations for the time required to allow our cash generating operations to resume or normalize. We may not be able to obtain additional liquidity and any relief provided by lenders, governmental agencies, and business partners may not be adequate and may include onerous terms. Due to these factors, substantial doubt exists about our ability to continue as a going concern for a reasonable period of time.

We may face difficulty in maintaining relationships with our landlords, vendors, motion picture distributors, customers, and employees during the suspension period. We are unable to predict the availability of supplies or workforce necessary to operate when we re-open. Since the outbreak of the COVID-19 virus, movie studios have suspended production of movies and delayed the release date of movies. Some movie studios have also reduced or eliminated the theatrical exclusive release window as theatres are not operating. The longer and more severe the pandemic, including repeat or cyclical outbreaks beyond the one we are currently experiencing, the more severe the adverse effects will be on our business, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness.

Even when the COVID-19 pandemic subsides, we cannot guarantee that we will recover as rapidly as other industries, or that we will recover as rapidly as others within the industry due to our strong footprint in densely populated areas. For example, once applicable government restrictions are lifted, it is unclear how quickly theatres will be permitted to resume operations and how quickly patrons will return to our theatres once theatres resume operations, which may be a function of continued concerns over safety and social distancing and/or depressed consumer sentiment due to adverse economic conditions, including job losses, among other things. Even once theatres resume operations, a single case of COVID-19 in a theatre could result in additional costs and further closures, or a “second wave” or recurrence of COVID-19 cases could cause another widespread suspension of operations. If we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate, we could suffer damage to our reputation, which could adversely affect our business. Furthermore, the effects of the pandemic on our business could be long-lasting and could continue to have adverse effects on our business, results of operations, liquidity, cash flows and financial condition, some of which may be significant, and may adversely impact our ability to operate our business after our temporary suspension ends on the same terms as we conducted business prior to the pandemic. Significant impacts on our business caused by the COVID-19 pandemic include and is likely to continue to include, among others:

●	lack of availability of films in the short or long term, including as a result of (i) continued delay in film releases; (ii) release of scheduled films on alternative channels or (ii) disruptions of film production;
●	decreased attendance at our theatres after they resume operations, including due to (i) continued safety and health concerns, (ii) additional regulatory requirements limiting our seating capacity or (iii) a change in consumer behavior in favor of alternative forms of entertainment;
●	increased operating costs resulting from additional regulatory requirements enacted in response to the COVID-19 pandemic and from precautionary measures we voluntarily take at our facilities to protect the health and well-being of our customers and employees;
●	our inability to negotiate favorable rent payment terms with our landlords, which could impact our current or future cash flows with respect to the timing or amount of rent payments or lead to defaults, lease terminations, accelerated rent, and/or awards of other damages;
●	unavailability of employees and/or their inability or unwillingness to conduct work under any revised work environment protocols;
●	increased risks related to employee matters, including increased employment litigation and claims relating to terminations or furloughs caused by the suspension of theatre operations;
●	reductions and delays associated with planned operating and capital expenditures;
●	impairment charges;
●	our inability to generate significant cash flow from operations if our theatres continue to operate at significantly lower than historical levels, which could lead to a substantial increase in indebtedness and negatively impact our ability to comply with the financial covenants, if applicable, in our debt agreements;
●	our inability to access lending, capital markets and other sources of liquidity, if needed, on reasonable terms, or at all, or obtain amendments, extensions and waivers of financial maintenance covenants, among other material terms;
●	our inability to effectively meet our short- and long-term obligations; and
●	our inability to service our existing and future indebtedness.

The outbreak of COVID-19 has also significantly increased economic uncertainty. It is likely that the current outbreak or continued spread of COVID-19 will cause a global recession, which will further adversely affect our business, and such adverse effects may be material. We have never previously experienced a complete cessation of our operations, and as a consequence, our ability to be predictive regarding the impact of such a cessation on our operations and future prospects is uncertain. In addition, the magnitude, duration and speed of the global pandemic is uncertain. As a consequence, we cannot estimate the impact on our business, financial condition or near or longer-term financial or operational results with certainty.

In addition, although we are reviewing and intend to seek any available benefits under the CARES Act or any other governmental benefits and support for which we are eligible domestically or internationally, we cannot predict the manner in which such benefits will be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all. Certain of the benefits we seek to access under the CARES Act or other applicable benefits have not previously been administered on the present scale or at all. Government or third party program administrators may be unable to cope with the volume of applications in the near term and any benefits we receive may not be as extensive as we currently estimate, may impose additional conditions and restrictions on our operations or may otherwise provide less relief than we contemplate. Accessing these benefits and our response to the COVID-19 pandemic have required our management team to devote extensive resources and are likely to continue to do so in the near future, which negatively affects our ability to implement our business plan and respond to opportunities.

The COVID-19 pandemic (including governmental responses, broad economic impacts and market disruptions) has heightened the risks related to the other risk factors described in our Annual Report incorporated by reference herein and may also heighten many of the other risks described herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

Purchases of Equity Securities
Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be
			Part of Publicly	Purchased Under the
	Total Number of	Average Price Paid	Announced Plans or	Plans or Program (a)
Period	Shares Purchased	Per Share	Programs (a)	(in millions)
February 27, 2020 through March 31, 2020 (1)	—	$—	—	$200.0
Total	—		—
(1)	As announced on February 27, 2020, our Board of Directors authorized a share repurchase program for an aggregate purchase of up to $200.0 million of our common stock. As of March 31, 2020, $200.0 million remained available for repurchase under this plan. A three-year time limit had been set for the completion of this program, expiring February 26, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

As disclosed in Item 8.01 of the Form 8-K filed by the Company on April 29, 2020 (the “Form 8-K”), the Company plans to hold its 2020 Annual Meeting of Stockholders (the “2020 Annual Meeting”) on July 29, 2020 with a June 8, 2020 record date for the determination of stockholders entitled to receive notice and vote at such meeting. The time and location of the 2020 Annual Meeting will be specified in the 2020 Proxy. The 2020 Annual Meeting was postponed in response to the ongoing COVID-19 pandemic due to concerns for the health and safety of the Company’s stockholders, officers and employees and to comply with continuing governmental orders limiting the size of gatherings. Because the 2020 Annual Meeting will be more than thirty (30) days after the anniversary of the Company’s 2019 Annual Meeting of Stockholders, the Company disclosed a new deadline for the submission of stockholder proposals for inclusion in the 2020 Proxy pursuant to Rule 14a-8 under the Exchange Act (“Rule 14a-8”). In accordance with Rule 14a-5(f) of the Exchange Act, the Company informed stockholders in the Form 8-K that to be considered for inclusion in the 2020 Proxy, stockholder proposals submitted under Rule 14a-8 were required to be in writing and received by the Corporate Secretary at the Company’s principal offices at One AMC Way, 11500 Ash Street, Leawood, Kansas 66211, no later than 5:00 pm Central Daylight Time on May 28, 2020, which the Company determined to be a reasonable time before it expects to begin to print and send its proxy materials. Such proposals were also required to comply with the remaining requirements of Rule 14a-8. Any proposal submitted after the foregoing deadline will not be considered timely and will be excluded from the 2020 Proxy.

Additionally, in accordance with the advance notice provisions set forth in the Company’s Bylaws, in order for a stockholder proposal submitted outside of Rule 14a-8 or a director nomination submitted by a stockholder to be considered timely, it must be received by the Corporate Secretary not earlier than May 30, 2020 and no later than June 29, 2020.

Item 6. Exhibits.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
4.1

Indenture, dated as of April 24, 2020, among AMC Entertainment Holdings, Inc. the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent, including the form of the 10.5% First Lien Notes due 2025 (incorporated by reference from Exhibit 4.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on April 24, 2020).

*4.2

Second Supplemental Indenture with respect to $600 million principal amount of 2.95% Convertible Senior Notes due 2024, dated as of April 24, 2020, between AMC Entertainment Holdings, Inc. and U.S. bank National Association, as trustee.

4.3

Seventh Amendment to Credit Agreement, dated as of April 23, 2020, by and among AMC Entertainment Holdings, Inc., lenders from time to time party thereto and Citicorp North America, Inc., as administrative agent (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on April 24, 2020).

10.1

Form of Special Performance Stock Unit Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on March 3, 2020).

10.2

Cooperation & Release Agreement, dated as of February 28, 2020, by and between Mark A. McDonald and American Multi-Cinema, Inc., on behalf of itself and its divisions, subsidiaries, parents, and affiliated companies, past and present (incorporated by reference from Exhibit 10.2 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on March 3, 2020).

*10.3	Form of Director Stock Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan.

*10.4	Form of Restricted and/or Performance Stock Unit Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*32.1	Section 906 Certifications of Adam M. Aron (Chief Executive Officer) and Sean D. Goodman (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

**101.INS	Inline XBRL Instance Document

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

**104	Cover Page Interactive Data File (formatted as inline XBRL and contained as Exhibit 101)

*      Filed herewith

**    Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT HOLDINGS, INC.

Date: June 9, 2020	/s/ Adam M. Aron
Adam M. Aron
Chief Executive Officer, Director and President

Date: June 9, 2020	/s/ Sean D. Goodman
Sean D. Goodman
Executive Vice President and Chief Financial Officer