Form 10-Q
period 2020-06-30
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2020-08-06
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock	AMC	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of shares outstanding as of August 3, 2020
Class A common stock Class B common stock	57,549,593 51,769,784

AMC ENTERTAINMENT HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(In millions, except share and per share amounts)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

	(unaudited)		(unaudited)
Revenues
Admissions	$0.9	$895.5	$568.9	$1,627.0
Food and beverage	0.4	492.5	288.5	861.3
Other theatre	17.6	118.1	103.0	218.2
Total revenues	18.9	1,506.1	960.4	2,706.5
Operating costs and expenses
Film exhibition costs	0.2	482.5	271.9	847.8
Food and beverage costs	4.5	76.4	57.9	137.9
Operating expense, excluding depreciation and amortization below	114.8	437.4	471.7	840.2
Rent	224.1	245.9	461.9	487.9
General and administrative:
Merger, acquisition and other costs	1.8	3.2	2.0	6.5
Other, excluding depreciation and amortization below	25.4	43.2	58.6	89.4
Depreciation and amortization	119.7	112.0	242.2	225.0
Impairment of long-lived assets, indefinite-lived intangible assets and goodwill	—	—	1,851.9	—
Operating costs and expenses	490.5	1,400.6	3,418.1	2,634.7
Operating income (loss)	(471.6)	105.5	(2,457.7)	71.8
Other expense (income):
Other expense (income):	(6.6)	(23.4)	20.3	6.4
Interest expense:
Corporate borrowings	79.6	74.2	150.9	145.5
Finance lease obligations	1.5	2.1	3.1	4.2
Non-cash NCM exhibitor services agreement	10.1	10.1	20.0	20.3
Equity in (earnings) loss of non-consolidated entities	12.4	(10.2)	15.3	(16.7)
Investment expense (income)	(1.3)	(2.1)	8.1	(18.2)
Total other expense, net	95.7	50.7	217.7	141.5
Earnings (loss) before income taxes	(567.3)	54.8	(2,675.4)	(69.7)
Income tax provision (benefit)	(6.1)	5.4	62.1	11.1
Net earnings (loss)	$(561.2)	$49.4	$(2,737.5)	$(80.8)
Earnings (loss) per share:
Basic	$(5.38)	$0.48	$(26.25)	$(0.78)
Diluted	$(5.38)	$0.17	$(26.25)	$(0.78)
Average shares outstanding:
Basic (in thousands)	104,319	103,845	104,282	103,814
Diluted (in thousands)	104,319	135,528	104,282	103,814

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

	(unaudited)		(unaudited)
Net earnings (loss)	$(561.2)	$49.4	$(2,737.5)	$(80.8)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	55.4	(9.3)	(38.2)	(34.7)
Realized loss on foreign currency transactions reclassified into other expense	—	0.1	—	0.6
Pension adjustments:
Realized net loss reclassified into other expense, net of tax	0.6	0.1	0.7	0.1
Equity method investee's cash flow hedge:
Unrealized net holding loss arising during the period	—	(0.1)	—	(0.1)
Other comprehensive income (loss)	56.0	(9.2)	(37.5)	(34.1)
Total comprehensive income (loss)	$(505.2)	$40.2	$(2,775.0)	$(114.9)

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$498.0	$265.0
Restricted cash	10.4	10.5
Receivables, net	70.7	254.2
Other current assets	100.6	143.4
Total current assets	679.7	673.1
Property, net	2,417.5	2,649.2
Operating lease right-of-use assets, net	4,555.3	4,796.0
Intangible assets, net	174.3	195.3
Goodwill	2,988.4	4,789.1
Deferred tax asset, net	0.6	70.1
Other long-term assets	455.8	503.0
Total assets	$11,271.6	$13,675.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$436.1	$543.3
Accrued expenses and other liabilities	257.5	324.6
Deferred revenues and income	406.1	449.2
Current maturities of corporate borrowings	20.0	20.0
Current maturities of finance lease liabilities	10.0	10.3
Current maturities of operating lease liabilities	581.5	585.8
Total current liabilities	1,711.2	1,933.2
Corporate borrowings	5,498.0	4,733.4
Finance lease liabilities	83.9	89.6
Operating lease liabilities	4,744.4	4,913.8
Exhibitor services agreement	546.3	549.7
Deferred tax liability, net	43.2	46.0
Other long-term liabilities	220.0	195.9
Total liabilities	12,847.0	12,461.6
Commitments and contingencies
Stockholders’ equity:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 56,282,218 shares issued and 52,549,593 outstanding as of June 30, 2020; 55,812,702 shares issued and 52,080,077 outstanding as of December 31, 2019)	0.5	0.5
Class B common stock ($.01 par value, 51,769,784 shares authorized, issued and outstanding as of June 30, 2020 and December 31, 2019)	0.5	0.5
Additional paid-in capital	2,007.3	2,001.9
Treasury stock (3,732,625 shares as of June 30, 2020 and December 31, 2019, at cost)	(56.4)	(56.4)
Accumulated other comprehensive loss	(63.6)	(26.1)
Accumulated deficit	(3,463.7)	(706.2)
Total stockholders’ equity (deficit)	(1,575.4)	1,214.2
Total liabilities and stockholders’ equity	$11,271.6	$13,675.8

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In millions)	June 30, 2020	June 30, 2019

Cash flows from operating activities:	(unaudited)
Net loss	$(2,737.5)	$(80.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	242.2	225.0
Deferred income taxes	65.4	8.9
Impairment of long-lived assets, indefinite-lived intangible assets and goodwill	1,851.9	—
Amortization of net discount on corporate borrowings	6.6	5.0
Amortization of deferred charges to interest expense	8.4	7.8
Non-cash portion of stock-based compensation	6.4	9.4
Gain on dispositions	(2.4)	(16.0)
(Gain) loss on derivative asset and derivative liability	13.2	(12.6)
Loss on repayment of indebtedness	—	16.6
Equity in (earnings) loss from non-consolidated entities, net of distributions	29.6	(7.8)
Landlord contributions	24.9	64.8
Other non-cash rent	(1.5)	13.4
Deferred rent	(25.8)	(29.4)
Net periodic benefit cost	0.6	0.6
Change in assets and liabilities:
Receivables	177.3	32.0
Other assets	49.6	18.6
Accounts payable	(55.0)	(35.7)
Accrued expenses and other liabilities	(99.3)	(64.0)
Other, net	29.5	(2.2)
Net cash provided by (used in) operating activities	(415.9)	153.6
Cash flows from investing activities:
Capital expenditures	(126.7)	(229.9)
Acquisition of theatre assets	—	(11.8)
Proceeds from disposition of long-term assets	3.7	21.3
Investments in non-consolidated entities, net	(9.3)	(0.1)
Other, net	0.8	(0.8)
Net cash used in investing activities	(131.5)	(221.3)
Cash flows from financing activities:
Proceeds from issuance of Term Loan due 2026	—	1,990.0
Payment of principal Senior Secured Notes due 2023	—	(230.0)
Payment of principal Senior Subordinated Notes due 2022	—	(375.0)
Call premiums paid for Senior Secured Notes due 2023 and Senior Subordinated Notes due 2022	—	(15.9)
Principal payment of Term Loans due 2022 and 2023	—	(1,338.5)
Proceeds from issuance of First Lien Notes due 2025	490.0	—
Borrowings (repayments) under revolving credit facilities	322.8	(12.0)
Scheduled principal payments under Term Loans	(10.0)	(11.9)
Principal payments under finance lease obligations	(2.3)	(6.1)
Cash used to pay for deferred financing costs	(9.3)	(11.2)
Cash used to pay dividends	(4.3)	(42.6)
Taxes paid for restricted unit withholdings	(1.0)	(1.3)
Net cash provided by (used in) financing activities	785.9	(54.5)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5.6)	(0.6)
Net increase (decrease) in cash and cash equivalents and restricted cash	232.9	(122.8)

Cash and cash equivalents and restricted cash at beginning of period	275.5	324.0
Cash and cash equivalents and restricted cash at end of period	$508.4	$201.2
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (including amounts capitalized of $0.5 million and $0.4 million)	$105.7	$146.2
Income taxes received, net	$(8.7)	$(2.0)
Schedule of non-cash activities:
Investment in NCM	$4.1	$1.3
Construction payables at period end	$35.3	$87.4

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

As of June 30, 2020, Wanda owned approximately 49.63% of Holdings’ outstanding common stock and 74.72% of the combined voting power of Holdings’ outstanding common stock and has the power to control Holdings’ affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), entering into mergers, sales of substantially all of the Company’s assets and other transactions.

Temporarily Suspended Operations. As of or before March 17, 2020, the Company temporarily suspended all theatre operations in its U.S. markets and International markets in compliance with local, state, and federal governmental restrictions and recommendations on social gatherings to prevent the spread of COVID-19 and as a precaution to help ensure the health and safety of the Company’s guests and theatre staff. As a result of these temporarily suspended operations, the Company’s revenues and expenses for the three and six months ended June 30, 2020 are significantly lower than the revenues and expenses for the three and six months ended June 30, 2019. The theatre operations in the U.S. markets remained suspended for the entire second quarter of 2020. The Company resumed limited operations in the International markets in early June. As of June 30, 2020, the Company had resumed operations at 37 theatres in nine countries in the International markets and recorded attendance of 100,000 guests during the three months ended June 30, 2020. On July 23, 2020, the Company announced it is currently planning to reopen its U.S. movie theatres in mid to late August 2020. In International markets, as of the end of July 2020, the Company has already resumed operations in more than 130 theatres in all of the countries the Company serves in Europe and the Middle East.

Liquidity. In response to the COVID-19 pandemic, the Company has taken and is continuing to take significant steps to preserve cash by eliminating non-essential costs, including reductions to executive compensation and elements of its fixed cost structure:

●	Suspended non-essential operating expenditures, including marketing & promotional and travel and entertainment expenses; and where possible, for example: utilities, reduced essential operating expenditures to minimum levels necessary while theatres are closed.
●	Terminated or deferred all non-essential capital expenditures to minimum levels necessary while theatres are closed.
●	Implemented measures to reduce corporate-level employment costs, including full or partial furloughs of all corporate-level Company employees, including senior executives, with individual work load and salary reductions ranging from 20% to 100%; cancellation of pending annual merit pay increases; and elimination or reduction of non-healthcare benefits.
●	All domestic theatre-level crew members have been fully furloughed and theatre-level management has been reduced to the minimum level necessary to begin resumption of operations when permitted. Similar efforts to reduce theatre-level and corporate employment costs are being undertaken internationally consistent with applicable laws across the jurisdictions in which the Company operates.
●	Working with the Company’s landlords, vendors, and other business partners to manage, defer, and/or abate the related rent expenses and operating expenses during the disruptions caused by the COVID-19 pandemic.
●	Introduced an active cash management process, which, among other things, requires senior management approval of all outgoing payments.
●	Since April 24, 2020, the Company has been prohibited from making dividend payments in accordance with the covenant suspension conditions in its Senior Secured Credit Agreement. The Company had also previously elected to decrease the dividend paid in the first quarter of 2020 by $0.17 per share when compared to the first quarter of 2019. The cash savings as a result of the prior decrease and current prohibition on making dividend payments was $38.3 million during the six months ended June 30, 2020 in comparison to the six months ended June 30, 2019.
●	The Company is prohibited from making purchases under its recently authorized stock repurchase program in accordance with the covenant suspension conditions in its Senior Secured Credit Agreement.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. Based on the Company’s preliminary analysis of the CARES Act, the Company expects to recognize the following benefits:

●	Approximately $17.4 million of cash tax refunds from overpayments and refundable alternative minimum tax credits with the filing of the Company’s 2019 federal tax return, amending 2018 state tax returns and filing 2019 state tax returns in which the Company expects a refund.
●	Deferral of social security payroll tax matches that would otherwise be required in 2020.
●	Receipt of a payroll tax credit in 2020 for expenses related to paying wages and health benefits to employees who are not working as a result of temporarily suspended operations and reduced receipts associated with COVID-19.

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

The Company believes its cash balance as of June 30, 2020, cash generated from operating activities, the proceeds from the issuance on July 31, 2020 of $300.0 million, prior to deducting discounts and cash premiums based on contract assumptions and estimates of $36 million, of new 10.5% Senior Secured Notes due 2026 (the “First Lien Notes due 2026”) and the closing of the exchange offer on July 31, 2020 (the “Exchange Offers”) (which allowed the Company to extend maturities on approximately $1.7 billion of debt to 2026, most of which was maturing in 2024 and 2025 previously, with interest due for the coming 12 to 18 months on the exchanged senior subordinated notes expected to be paid all or in part on an in-kind basis pursuant to the terms of the 10%/12% Cash/PIK Toggle Second Lien Subordinated Secured Notes due 2026 (the “Second Lien Notes due 2026”), thereby generating a further near-term cash savings for the Company of between approximately $120 million to $180 million) may provide sufficient liquidity to fund operations and essential capital expenditures for the next 12 months. Further, as discussed in Note 6—Corporate Borrowings, the Company’s lenders have granted relief from the maintenance covenants in the revolving credit agreements and the Company believes it will maintain compliance with all financial debt covenants for the next 12 months. Therefore, the Company believes it has the cash resources to reopen its theatres and resume operations this summer or later. The Company’s liquidity needs thereafter will depend, among other things, on the timing of a full resumption of operations, the timing of movie releases and its ability to generate revenues. See Note 14—Subsequent Events, for information regarding the exchange offer and the incremental 10.5% First Lien Notes due 2026 in new funding.

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

Principles of Consolidation. The accompanying unaudited condensed consolidated financial statements include the accounts of AMC, as discussed above, and should be read in conjunction with the Company’s Annual Report on Form 10–K for the year ended December 31, 2019. The accompanying condensed consolidated balance sheet as of December 31, 2019, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10–Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company’s financial position and results of operations. All significant intercompany balances and transactions have been eliminated in consolidation. There are no noncontrolling interests in the Company’s consolidated subsidiaries; consequently, all of its stockholders’ equity, net earnings (loss) and total comprehensive income (loss) for the periods presented are attributable to controlling interests. Due to the seasonal nature of the Company’s business and the suspension of operations at all the Company’s theatres due to the COVID-19 pandemic, results for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020. The Company manages its business under two reportable segments for its theatrical exhibition operations, U.S. markets and International markets.

Accumulated other comprehensive loss. The following table presents the change in accumulated other comprehensive loss by component:

		Pension and
	Foreign	Other
(In millions)	Currency	Benefits	Total
Balance December 31, 2019	$(8.8)	$(17.3)	$(26.1)
Other comprehensive loss before reclassifications	(38.2)	—	(38.2)
Amounts reclassified from accumulated other comprehensive loss	—	0.7	0.7
Balance June 30, 2020	$(47.0)	$(16.6)	$(63.6)

Accumulated depreciation and amortization. Accumulated depreciation was $2,028.7 million and $1,820.1 million at June 30, 2020 and December 31, 2019, respectively, related to property. Accumulated amortization of intangible assets was $33.4 million and $22.8 million at June 30, 2020 and December 31, 2019, respectively.

Other expense (income). The following table sets forth the components of other expense (income):

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Derivative liability fair value adjustment for embedded conversion feature in the Convertible Notes due 2024	$—	$(33.9)	$(0.5)	$(20.6)
Derivative asset fair value adjustment for contingent call option related to the Class B common stock purchase and cancellation agreement	(6.4)	(7.1)	13.7	8.0
Credit losses related to contingent lease guarantees	3.9	—	9.2	—
International governmental assistance due to COVID-19	(4.4)	—	(4.4)	—
Loss on Pound sterling forward contract	—	0.7	—	1.0
Foreign currency transactions losses	(2.1)	0.1	(0.1)	0.6
Non-operating components of net periodic benefit cost	0.1	0.4	0.1	0.5
Loss on repayment of indebtedness	—	16.6	—	16.6
Financing fees related to modification of debt agreements	2.8	—	2.8	—
Other	(0.5)	(0.2)	(0.5)	0.3
Total other expense (income)	$(6.6)	$(23.4)	$20.3	$6.4

Impairments. The following table summarizes the Company’s assets that were impaired:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In millions)	2020	2019	2020	2019
Impairment of long-lived assets	$—	$—	$91.3	$—
Impairment of indefinite-lived intangible assets	—	—	8.3	—
Impairment of definite-lived intangible assets	—	—	8.0	—
Impairment of goodwill (1)	—	—	1,744.3	—
Investment expense	—	—	7.2	—
Total impairment loss	$—	$—	$1,859.1	$—
(1)	See Note 4—Goodwill for information regarding goodwill impairment.

The Company evaluates definite-lived and indefinite-lived intangible assets for impairment annually or more frequently as specific events or circumstances dictate or changes in circumstances indicate that the carrying amount of the asset group may not be fully recoverable.

During the three and six months ended June 30, 2020, the Company recorded non-cash impairment of long-lived assets of $0 and $81.4 million on 57 theatres in the U.S. markets with 658 screens (in Alabama, Arkansas, California, District of Columbia, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Montana, New Hampshire, New Jersey, New York, North Carolina, North Dakota, Ohio, Pennsylvania, South Dakota, Tennessee, Texas, Washington, Wisconsin and Wyoming), respectively, and $0 and $9.9 million on 23 theatres in the International markets with 213 screens (in Germany, Italy, Spain, UK and Sweden), respectively. During the three and six months ended June 30, 2020, the Company recorded impairment losses related to definite-lived intangible assets of $0 and $8.0 million, respectively. In addition, in the three and six months ended June 30, 2020, the Company recorded an impairment loss of $0 and $7.2 million, respectively within investment expense (income), related to equity interest investments without a readily determinable fair value accounted for under the cost method.

At March 31, 2020, the Company performed a quantitative impairment evaluation of its indefinite-lived intangible assets related to the AMC, Odeon and Nordic tradenames. The Company recorded impairment charges of $0 and $5.9 million related to Odeon tradenames and $0 and $2.4 million related to Nordic tradenames for the three and six months ended June 30, 2020, respectively. To estimate fair value of the Company’s indefinite-lived trade names, the Company employed a derivation of the Income Approach known as the Royalty Savings.

Accounting Pronouncements Recently Adopted

Financial Instruments. In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which provides new guidance regarding the measurement and recognition of credit impairment for certain financial assets. Such guidance impacts how the Company determines its allowance for estimated uncollectible receivables and also contingent lease guarantees, where the Company remains contingently liable for lease payments under certain leases of theatres that it previously divested, in the event that such assignees are unable to fulfill their future lease payment obligations. ASU 2016-13 was effective for the Company in the first quarter of 2020. The Company recognized the cumulative effect upon adoption of the new standard related to credit losses for contingent lease guarantees of $16.9 million. See Note 11—Commitments and Contingencies for further information regarding contingent lease guarantees. The adoption impact on the Company’s allowance for estimated uncollectible receivables was immaterial as of January 1, 2020 and June 30, 2020. The cumulative effect of adoption was recorded to accumulated deficit under the modified retrospective adoption method.

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

NOTE 2—LEASES

The Company leases theatres and equipment under operating and finance leases. The Company typically does not believe that exercise of the renewal options is reasonably certain at the lease commencement and, therefore, considers the initial base term as the lease term. Lease terms vary but generally the leases provide for fixed and escalating rentals, contingent escalating rentals based on the Consumer Price Index and other indexes not to exceed certain specified amounts and variable rentals based on a percentage of revenues. The Company often receives contributions from landlords for renovations at existing locations. The Company records the amounts received from landlords as an adjustment to the right-of-use asset and amortizes the balance as a reduction to rent expense over the base term of the lease agreement. Equipment leases primarily consist of digital projectors and food and beverage equipment.

The Company received, or is in process of negotiating, rent concessions provided by the lessors that aided, or will aid, in mitigating the economic effects of COVID-19. These concessions primarily consist of rent abatements and the deferral of rent payments. In instances where there were no substantive changes to the lease terms, i.e., modifications that resulted in total payments of the modified lease being substantially the same or less than the total payments of the existing lease, the Company elected the relief as provided by the FASB staff related to the accounting for certain lease concessions. The Company elected not to account for these concessions as a lease modification, and therefore the Company has remeasured the related lease liability and right of use asset but did not reassess the lease classification or change the discount rate to the current rate in effect upon the remeasurement. The deferred payment amounts have been recorded in the Company’s lease liabilities to reflect the change in the timing of payments. As of June 30, 2020, approximately $6.4 million of lease liabilities were deferred and included in current maturities of operating lease liabilities and approximately $9.7 million of lease liabilities were deferred and included in long-term operating lease liabilities, which are reflected in the condensed consolidated statements of cash flows as part of the change in accrued expenses and other liabilities. Those leases that did not meet the criteria for treatment under the FASB relief were evaluated as lease modifications. The Company recorded $194.8 million in accounts payable for contractual rent amounts due and not paid, which is reflected in the statement of cash flows as part of the change in accounts payable. The Company is in the process of negotiating or finalizing rent concessions or deferral of payments with the lessors with respect to these rent payables.

The following table reflects the lease costs for the three and six months ended June 30, 2020 and June 30, 2019:

		Three Months Ended		Six Months Ended
	Consolidated Statement	June 30,	June 30,	June 30,	June 30,
(In millions)	of Operations	2020	2019	2020	2019
Operating lease cost
Theatre properties	Rent	$203.9	$220.7	$420.8	$439.6
Theatre properties	Operating expense	0.1	1.2	2.3	2.9
Equipment	Operating expense	3.8	3.5	7.7	7.0
Office and other	General and administrative: other	1.3	1.4	2.6	2.7
Finance lease cost
Amortization of finance lease assets	Depreciation and amortization	1.7	2.5	3.6	5.2
Interest expense on lease liabilities	Finance lease obligations	1.5	2.1	3.1	4.2
Variable lease cost
Theatre properties	Rent	20.2	25.2	41.1	48.3
Equipment	Operating expense	(0.5)	19.1	6.5	29.8
Total lease cost		$232.0	$275.7	$487.7	$539.7

Cash flow and supplemental information is presented below:

	Six Months Ended
(In millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$(3.1)	$(4.2)
Operating cash flows used in operating leases	(249.8)	(468.2)
Financing cash flows used in finance leases	(2.3)	(6.1)

Landlord contributions:
Operating cashflows provided by operating leases	24.9	64.8
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	133.7	115.5
(1)	Includes lease extensions and option exercises.

The following table represents the weighted-average remaining lease term and discount rate as of June 30, 2020:

	As of June 30, 2020
	Weighted Average	Weighted Average
	Remaining	Discount
Lease Term and Discount Rate	Lease Term (years)	Rate
Operating leases	9.9	7.5%
Finance leases	12.8	6.5%

Minimum annual payments required under existing operating and finance lease liabilities (net present value thereof), as of June 30, 2020, are as follows:

	Operating Lease	Financing Lease
(In millions)	Payments	Payments
Six months ending December 31, 2020	$470.0	$7.7
2021	931.8	16.1
2022	866.2	15.6
2023	771.6	11.7
2024	694.9	9.9
2025	645.4	9.3
Thereafter	3,185.3	68.6
Total lease payments	7,565.2	138.9
Less imputed interest	(2,239.3)	(45.0)
Total	$5,325.9	$93.9

As of June 30, 2020, the Company had signed additional operating lease agreements for 9 theatres that have not yet commenced of approximately $198.3 million, which are expected to commence between 2020 and 2024, and carry lease terms of approximately 5 to 25 years. The timing of lease commencement is dependent on the landlord providing the Company with control and access to the related facility.

NOTE 3—REVENUE RECOGNITION

Disaggregation of Revenue. Revenue is disaggregated in the following tables by major revenue types and by timing of revenue recognition:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Major revenue types
Admissions	$0.9	$895.5	$568.9	$1,627.0
Food and beverage	0.4	492.5	288.5	861.3
Other theatre:
Advertising	14.3	35.7	44.0	70.2
Other theatre	3.3	82.4	59.0	148.0
Other theatre	17.6	118.1	103.0	218.2
Total revenues	$18.9	$1,506.1	$960.4	$2,706.5

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Timing of revenue recognition
Products and services transferred at a point in time	$3.6	$1,410.2	$855.4	$2,520.2
Products and services transferred over time(1)	15.3	95.9	105.0	186.3
Total revenues	$18.9	$1,506.1	$960.4	$2,706.5
(1)Amounts primarily include subscription and advertising revenues.

The following tables provide the balances of receivables and deferred revenue income:

(In millions)	June 30, 2020	December 31, 2019
Current assets:
Receivables related to contracts with customers	$12.6	$160.3
Miscellaneous receivables	58.1	93.9
Receivables, net	$70.7	$254.2

(In millions)	June 30, 2020	December 31, 2019
Current liabilities:
Deferred revenue related to contracts with customers	$401.0	$447.1
Miscellaneous deferred income	5.1	2.1
Deferred revenue and income	$406.1	$449.2

The significant changes in contract liabilities with customers included in deferred revenues and income are as follows:

Deferred Revenues
Related to Contracts
(In millions)	with Customers
Balance December 31, 2019	$447.1
Cash received in advance (1)	74.4
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	4.8
Food and beverage (2)	12.5
Other theatre (2)	(0.2)
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(88.3)
Food and beverage (3)	(25.1)
Other theatre (4)	(22.2)
Foreign currency translation adjustment	(2.0)
Balance June 30, 2020	$401.0

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

The significant changes to contract liabilities included in the exhibitor services agreement, classified as long-term liabilities in the condensed consolidated balance sheets, are as follows:

Exhibitor Services
(In millions)	Agreement
Balance December 31, 2019	$549.7
Common Unit Adjustment–additions of common units (1)	4.8
Reclassification of the beginning balance to other theatre revenue, as the result of performance obligations satisfied	(8.2)
Balance June 30, 2020	$546.3
(1)Represents the fair value amount of the National CineMedia, LLC (“NCM”) common units that were received under the annual Common Unit Adjustment (“CUA”). Such amount will increase the deferred revenues that are being amortized to other theatre revenues over the remainder of the 30-year term of the Exhibitor Service Agreement (“ESA”) ending in February 2037.

Gift cards and exchange tickets. The total amount of non-redeemed gifts cards and exchange tickets included in deferred revenues and income as of June 30, 2020 was $317.4 million. This will be recognized as revenues as the gift cards and exchange tickets are redeemed or as the non-redeemed gift card and exchange ticket revenues are recognized in proportion to the pattern of actual redemptions, which is estimated to occur over the next 24 months.

Loyalty programs. As of June 30, 2020, the amount of deferred revenue allocated to the loyalty programs included in deferred revenues and income was $69.3 million. The earned points will be recognized as revenue as the points are redeemed, which is estimated to occur over the next 24 months. The AMC Stubs® annual membership fee is recognized ratably over the one-year membership period.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 4—GOODWILL

The following table summarizes the changes in goodwill by reporting unit for the six months ended June 30, 2020:

(In millions)	Domestic Theatres	International Theatres	Total
Balance December 31, 2019	$3,072.6	$1,716.5	$4,789.1
Impairment adjustment	(1,124.9)	(619.4)	(1,744.3)
Currency translation adjustment	—	(56.4)	(56.4)
Balance June 30, 2020	$1,947.7	$1,040.7	$2,988.4

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

A decline in the common stock price and prices of the Company’s corporate borrowings and the resulting impact on market capitalization are two of several factors considered when making this evaluation. Based on sustained declines during the first quarter of 2020 in the Company’s enterprise market capitalization and the temporary suspension of operations at all the Company’s theatres on or before March 17, 2020 due to the COVID-19 pandemic, the Company performed a Step 1 quantitative goodwill impairment test of the Domestic and International reporting units as of March 31, 2020.

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

In accordance with ASC 350-20-35-30, the Company performed an assessment to determine whether there were any events or changes in circumstances that would warrant an interim ASC 350 impairment analysis as of June 30, 2020. Given the temporary suspension of operations during the second quarter of 2020, the Company performed a qualitative impairment test to evaluate whether it is more likely than not that the fair value of the Company’s two reporting units is less than their respective carrying amounts as of June 30, 2020. The Company concluded that it is not more likely than not that the fair value of its two reporting units has been reduced below their respective carrying amounts. As a result, the Company concluded than an interim quantitative impairment test as of June 30, 2020 was not required.

NOTE 5—INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the condensed consolidated balance sheets in other long-term assets. Investments in non-consolidated affiliates as of June 30, 2020 include interests in Digital Cinema Implementation Partners, LLC (“DCIP”) of 29.0%, Digital Cinema Distribution Coalition, LLC (“DCDC”) of 14.6%, AC JV, LLC (“AC JV”) owner of

Fathom Events, of 32.0%, SV Holdco LLC (“SV Holdco”), owner of Screenvision, 18.3%, Digital Cinema Media Ltd. (“DCM”) of 50.0%, and Saudi Cinema Company LLC (“SCC”) of 10.0%. The Company also has partnership interests in four U.S. motion picture theatres (“Theatre Partnerships”) and approximately 50.0% interest in 55 theatres in Europe. Indebtedness held by equity method investees is non-recourse to the Company.

Equity in Earnings (Loss) of Non-Consolidated Entities

Aggregated condensed financial information of the Company’s significant non-consolidated equity method investment (DCIP) is shown below:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues	$(6.4)	$48.0	$19.7	$85.7
Operating costs and expenses	31.6	19.5	68.8	38.7
Net earnings (loss)	$(38.0)	$28.5	$(49.1)	$47.0

The components of the Company’s recorded equity in earnings (loss) of non-consolidated entities are as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
DCIP	$(9.7)	$9.0	$(11.6)	$14.6
Other	(2.7)	1.2	(3.7)	2.1
The Company’s recorded equity in earnings (loss)	$(12.4)	$10.2	$(15.3)	$16.7

Related Party Transactions

The Company recorded the following related party transactions with equity method investees:

	As of	As of
(In millions)	June 30, 2020	December 31, 2019
Due from DCM for on-screen advertising revenue	$—	$4.2
Loan receivable from DCM	0.7	0.7
Due from DCIP for warranty expenditures	—	3.5
Due to AC JV for Fathom Events programming	(1.0)	(0.8)
Due from Screenvision for on-screen advertising revenue	—	3.4
Due from Nordic JVs	2.3	2.5
Due to Nordic JVs for management services	(2.0)	(1.6)
Due from SCC related to the joint venture	0.4	8.3
Due to U.S. theatre partnerships	(0.6)	(1.0)

		Three Months Ended		Six Months Ended
(In millions)	Condensed Consolidated Statement of Operations	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
DCM screen advertising revenues	Other revenues	$—	$5.3	$3.6	$9.2
DCIP equipment rental expense	Operating expense	(0.4)	0.8	0.9	1.9
Gross exhibition cost on AC JV Fathom Events programming	Film exhibition costs	—	2.8	3.2	10.1
Screenvision screen advertising revenues	Other revenues	—	4.2	2.1	7.7

NOTE 6—CORPORATE BORROWINGS

A summary of the carrying value of corporate borrowings and finance lease obligations is as follows:

(In millions)	June 30, 2020	December 31, 2019
Senior Secured Credit Facility-Term Loan due 2026 (4.08% as of June 30, 2020)	$1,975.0	$1,985.0
Revolving Credit Facility Due 2024 (range of 2.36% to 2.87% as of June 30, 2020)	213.2	—
10.5% First Lien Notes due 2025	500.0	—
Odeon Revolving Credit Facility Due 2022 (3.17% as of June 30, 2020)	84.4	—
Odeon Revolving Credit Facility Due 2022 (2.6% as of June 30, 2020)	24.4	—
2.95% Senior Unsecured Convertible Notes due 2024	600.0	600.0
6.375% Senior Subordinated Notes due 2024 (£500 million par value)	614.4	655.8
5.75% Senior Subordinated Notes due 2025	600.0	600.0
5.875% Senior Subordinated Notes due 2026	595.0	595.0
6.125% Senior Subordinated Notes due 2027	475.0	475.0
	$5,681.4	$4,910.8
Finance lease obligations	93.9	99.9
Debt issuance costs	(90.0)	(88.8)
Net discounts	(73.4)	(69.1)
Derivative liability	—	0.5
	$5,611.9	$4,853.3
Less:
Current maturities corporate borrowings	(20.0)	(20.0)
Current maturities finance lease obligations	(10.0)	(10.3)
	$5,581.9	$4,823.0

The following table provides the principal payments required and maturities of corporate borrowings as of June 30, 2020:

Principal
Amount of
Corporate
(In millions)	Borrowings
Six months ended December 31, 2020	$10.0
2021	20.0
2022	128.8
2023	20.0
2024	1,447.6
2025	1,120.0
Thereafter	2,935.0
Total	$5,681.4

The Company recorded other expense related to financing fees of $2.8 million and $0 million during the three months ended June 30, 2020 and June 30, 2019, respectively, and other expense of $2.8 million and $0 million during the six months ended June 30, 2020 and June 2019, respectively.

Senior Secured Credit Facility

On April 23, 2020, the Company entered into the Seventh Amendment to the Senior Secured Credit Facility with the lenders from time to time party thereto and Citicorp North America, Inc., as administrative agent (the “Senior Secured Credit Facility Amendment”) amending the Credit Agreement dated April 30, 2013, as amended, pursuant to which the requisite lenders thereunder granted a waiver of the maintenance covenant thereunder for the period from and after the effective date of the Senior Secured Credit Facility Amendment to and including the earlier of (a) March 31, 2021 and (b) the day immediately preceding the last day of the Test Period (as defined in the Senior Secured Credit Facility Agreement) during which the Company has delivered a Financial Covenant Election (as defined in the Senior Secured Credit Facility Agreement) to the administrative agent under the Senior Secured Credit Facility Agreement (such period, the “Covenant Suspension Period”). During the Covenant Suspension Period, the Company will not, and will not permit any of its restricted subsidiaries to, make certain restricted payments and shall maintain Liquidity (as defined in the Senior Secured Credit Facility Amendment) of no less than $50.0 million on the last day of each Test Period. In addition, the Senior Secured Credit Facility Amendment provides for certain changes to the covenants limiting indebtedness, liens and restricted payments that are intended to match corresponding restrictions under the 10.5% first lien notes due 2025 (the “First Lien Notes due 2025”) and to ensure that the terms and conditions of the First Lien Notes due 2025 (subject to certain exceptions) are not materially more favorable (when taken as a whole) to the noteholders than the terms and conditions of the Senior Secured Credit Facility Agreement (when taken as a whole) are to the lenders. Pursuant to the terms of the Senior Secured Credit Facility Agreement, these more restrictive terms will be operative until the repayment, satisfaction, defeasance or other discharge of the obligations under the First Lien Notes due 2025 or an effective amendment of, other consent or waiver with respect to, or covenant defeasance pursuant to the Indenture as result of which the covenants limiting indebtedness, liens and restricted payments thereunder are of no further force or effect.

Odeon Revolving Credit Facility

On April 24, 2020, Odeon Cinemas Group Limited entered into an amendment to the Odeon Revolving Credit Facility with Lloyds Bank PLC as agent (the “Odeon Amendment”), pursuant to the requisite lenders thereunder granted a waiver of the maintenance covenant thereunder for the period from and after the effective date of the Odeon Amendment to and including the earlier of (a) March 31, 2021 and (b) the day immediately preceding the last day of the Relevant Period (as defined in the Odeon Amendment) during which Odeon Cinemas Group Limited has delivered a Financial Covenant Election (as defined in the Odeon Amendment) to the agent (the “Odeon Covenant Suspension Period”). During the Odeon Covenant Suspension Period, Odeon Cinemas Group Limited will not, and will not permit any of its subsidiaries to, make certain restricted payments including payment on shareholder loans, provided that cash payments of interest with respect to shareholder loans will be permitted. Additionally, lenders granted a waiver such that certain events or circumstances resulting from COVID-19 virus occurring prior to the Odeon Amendment and continuing will be deemed not to constitute an event of default under the Odeon Revolving Credit Facility.

First Lien Notes due 2025

On April 24, 2020, the Company issued $500.0 million aggregate principal amount of its 10.5% First Lien Notes due 2025, in a private offering, pursuant to an indenture, dated as of April 24, 2020 (the “First Lien Notes Indenture”), among the Company, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent. The Company used the net proceeds from the First Lien Notes due 2025 private offering for general corporate purposes, including further increasing the Company’s liquidity. The First Lien Notes due 2025 were issued with a discount of $10.0 million and bear interest at a rate of 10.5% per annum, payable semi-annually on April 15 and October 15 each year, commencing October 15, 2020. The First Lien Notes due 2025 will mature on April 15, 2025. The Company recorded debt issuance costs of approximately $8.9 million related to the issuance of the First Lien Notes due 2025 and will amortize those costs to interest expense under the effective interest method over the term of the First Lien Notes due 2025.

The First Lien Notes due 2025 are general senior secured obligations of the Company and are fully and unconditionally guaranteed on a joint and several senior secured basis by all of the Company’s existing and future subsidiaries that guarantee the Company’s other indebtedness, including the Company’s Senior Secured Credit Facility. The First Lien Notes due 2025 are secured, on a pari passu basis with the Senior Secured Credit Facility, on a first-priority basis by substantially all of the tangible and intangible assets owned by the Company and guarantors that secure obligations under the Senior Secured Credit Facility including pledges of capital stock of certain of the Company’s and the guarantor’s wholly-owned material subsidiaries (but limited to 65% of the voting stock of any foreign subsidiary), subject to certain thresholds, exceptions and permitted liens.

The Company may redeem some or all of the First Lien Notes due 2025 at any time on or after April 15, 2022, at the redemption prices set forth in the First Lien Notes Indenture. In addition, the Company may redeem up to 35% of the aggregate principal amount of the First Lien Notes due 2025 using net proceeds from certain equity offerings on or prior to April 15, 2022 at a redemption price equal to 110.5% of their aggregate principal amount and accrued and unpaid interest to, but not including, the date of redemption. The Company may redeem some or all of the First Lien Notes due 2025 at any time prior to April 15, 2022 at a redemption price equal to 100% of their aggregate principal amount and accrued and unpaid interest to, but not including, the date of redemption, plus an applicable make-whole premium. In addition, the Company may, at any time prior to 120 days after the issue date, redeem up to 35% of the aggregate principal amount of the First Lien Notes due 2025 using net proceeds of any loan received pursuant to a Regulatory Debt Facility (as defined in the First Lien Notes Indenture) at a redemption price equal to 105.25% of their aggregate principal amount and accrued and unpaid interest to, but not including, the date of redemption.

The First Lien Notes Indenture contains covenants that limit the Company’s ability to, among other things: (i) incur additional indebtedness, including additional senior indebtedness; (ii) pay dividends on or make other distributions in respect of its capital stock; (iii) purchase or redeem capital stock or prepay subordinated debt or other junior securities; (iv) create liens ranking pari passu in right of payment with or subordinated in right of payment to First Lien Notes due 2025; (v) enter into certain transactions with its affiliates; and (vi) merge or consolidate with other companies or transfer all or substantially all of its assets. These covenants are subject to a number of important limitations and exceptions. The First Lien Notes Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding First Lien Notes due 2025 to be due and payable immediately.

Senior Unsecured Convertible Notes due 2024

The table below sets forth the carrying value of the Senior Unsecured Convertible Notes due 2024:

	Carrying Value	Increase	Carrying Value
	as of	to Expense	as of
(In millions)	December 31, 2019	(Income)	June 30, 2020
Principal balance	$600.0	$—	$600.0
Discount	(73.7)	6.8	(66.9)
Debt issuance costs	(11.2)	0.9	(10.3)
Derivative liability	0.5	(0.5)	—
Carrying value	$515.6	$7.2	$522.8

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

The Company bifurcated the conversion feature from the principal balance of the Convertible Notes due 2024 as a derivative liability because (1) a conversion feature is not clearly and closely related to the debt instrument and the reset of the conversion price discussed in the following paragraph causes the conversion feature to not be considered indexed to the Company’s equity, (2) the conversion feature standing alone meets the definition of a derivative, and (3) the Convertible Notes due 2024 are not remeasured at fair value each reporting period with changes in fair value recorded in the condensed consolidated statement of operations. The initial derivative liability of $90.4 million is offset by a discount to the principal balance and is amortized to interest expense resulting in an effective rate of 5.98% over the term of the Convertible Notes due 2024. The Company also recorded debt issuance costs of approximately $13.6 million related to the issuance of the Convertible Notes due 2024 and will amortize those costs to interest expense under the effective interest method over the term of the Convertible Notes due 2024. The Company recorded interest expense for the three months ended June 30, 2020 and June 30, 2019 of $8.3 million and $8.0 million, respectively, and interest expense for the six months ended June 30, 2020 and June 30, 2019 of $16.6 million and $16.0 million, respectively.

The derivative liability is remeasured at fair value each reporting period with changes in fair value recorded in the condensed consolidated statements of operations as other expense or income. See Note 9—Fair Value Measurements for a discussion of the valuation methodology. For the three months ended June 30, 2020 and June 30, 2019, this resulted in other income of $0 million and $33.9 million, respectively, and for the six months ended June 30, 2020 and June 30, 2019, this resulted in other income of $0.5 million and $20.6 million, respectively. The if-converted value of the Convertible Notes due 2024 is less than the principal balance by approximately $464.2 million as of June 30, 2020 based on the closing price per share of the Company’s common stock of $4.29 per share.

Upon conversion by a holder of the Convertible Notes due 2024, the Company shall deliver, at its election, either cash, shares of the Company’s Class A common stock or a combination of cash and shares of the Company’s Class A common stock at a conversion rate of 52.7704 per $1,000 principal amount of the Convertible Notes due 2024

(which represents an initial conversion price of $18.95), in each case subject to customary anti-dilution adjustments. As of June 30, 2020, the $600.0 million principal balance of the Convertible Notes due 2024 would be convertible into 31,662,269 shares of Class A common stock. In addition to typical anti-dilution adjustments, in the event that the then-applicable conversion price is greater than 120% of the average of the volume-weighted average price of the Company’s Class A common stock for the ten days prior to the second anniversary of issuance (the “Reset Conversion Price”), the conversion price for the Convertible Notes due 2024 is subject to a reset provision that would adjust the conversion price downward to such Reset Conversion Price. However, this conversion price reset provision is subject to a conversion price floor such that the shares of the Company’s Class A common stock issuable upon conversion would not exceed 30% of the Company’s then outstanding fully-diluted share capital after giving effect to the conversion. In addition, a trigger of the reset provision would result in up to 5,666,000 shares of the Company’s Class B common stock held by Wanda becoming subject to forfeiture and retirement by the Company at no additional cost pursuant to the stock repurchase agreement between the Company and Wanda discussed in Note 7—Stockholders’ Equity. This cancellation agreement is a contingent call option for the forfeiture shares, which is a freestanding derivative measured at fair value on a recurring basis. The feature is contingent on the same reset of the conversion price which is part of the conversion feature. The initial derivative asset of $10.7 million is offset by a credit to stockholders’ equity related to the Class B common stock purchase and cancellation. The forfeiture shares feature is not clearly and closely related to the Convertible Notes due 2024 host and it is bifurcated and accounted for as a derivative asset measured at fair value through earnings each reporting period with changes in fair value recorded in the condensed consolidated statement of operations as other expense or income. See Note 9—Fair Value Measurements for a discussion of the valuation methodology. For the three months ended June 30, 2020 and June 30, 2019, this resulted in other income of $6.4 million and $7.1 million, respectively, and other expense of $13.7 million and $8.0 million for the six months ended June 30, 2020 and June 30, 2019, respectively. Additionally, the conversion rate will be adjusted if any cash dividend or distribution is made to all or substantially all holders of the Company’s common stock (other than the special dividend referenced above and a regular, quarterly cash dividend that does not exceed $0.20 per share until the second anniversary of issuance and $0.10 per share thereafter). Any Convertible Notes due 2024 that are converted in connection with a Make-Whole Fundamental Change (as defined in the Indenture (the “Indenture”) governing the Convertible Notes due 2024) are, under certain circumstances, entitled to an increase in the conversion rate.

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

NOTE 7—STOCKHOLDERS’ EQUITY

Dividends

The following is a summary of dividends and dividend equivalents declared to stockholders during the three and six months ended June 30, 2020:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 26, 2020	March 9, 2020	March 23, 2020	$0.03	$3.2

Related Party Transactions

As of June 30, 2020 and December 31, 2019, the Company recorded a receivable due from Wanda of $0.5 million and $0.8 million, respectively, for reimbursement of general administrative and other expense incurred on behalf of Wanda. For the three months ended June 30, 2020 and June 30, 2019, the Company recorded approximately $0.1 million in both periods of cost reductions for general and administrative services provided on behalf of Wanda. For the six months ended June 30, 2020 and June 30, 2019, the Company recorded approximately $0.2 million in both periods, of cost reductions for general and administrative services provided on behalf of Wanda. Wanda owns Legendary Entertainment, a motion picture production company. The Company will occasionally play Legendary’s films in its theatres as a result of transactions with independent film distributors.

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

On September 14, 2018, the Company used the proceeds from the Convertible Notes due 2024, and pursuant to a stock repurchase agreement between the Company and Wanda, repurchased 24,057,143 shares of Class B common stock at a price of $17.50 per share or $421.0 million and associated legal fees of $2.6 million. As of June 30, 2020, Wanda owns 49.63% of AMC through its 51,769,784 shares of Class B common stock. With the three-to-one voting ratio between the Company’s Class B and Class A common stock, Wanda retains voting control of AMC with 74.72% of the voting power of the Company’s common stock. As discussed in Note 6—Corporate Borrowings up to 5,666,000 shares of Class B common stock are subject to forfeiture for no consideration in connection with the reset provision contained in the Indenture.

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2020

								Accumulated
	Class A Voting		Class B Voting		Additional			Other	Accumulated	Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Earnings	Stockholders’
(In millions, except share and per share data)	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	(Deficit)	Equity (Deficit)
Balances December 31, 2019	52,080,077	$0.5	51,769,784	$0.5	$2,001.9	3,732,625	$(56.4)	$(26.1)	$(706.2)	$1,214.2
Cumulative effect adjustment for the adoption of new accounting principle (ASU 2016-13)	—	—	—	—	—	—	—	—	(16.9)	(16.9)
Net loss	—	—	—	—	—	—	—	—	(2,176.3)	(2,176.3)
Other comprehensive loss	—	—	—	—	—	—	—	(93.5)	—	(93.5)
Dividends declared:
Class A common stock, $0.20/share, net of forfeitures	—	—	—	—	—	—	—	—	(1.6)	(1.6)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	—	(1.6)	(1.6)
Taxes paid for restricted unit withholdings	—	—	—	—	(1.0)	—	—	—	—	(1.0)
Stock-based compensation	469,516	—	—	—	2.7	—	—	—	—	2.7
Balances March 31, 2020	52,549,593	$0.5	51,769,784	$0.5	$2,003.6	3,732,625	$(56.4)	$(119.6)	$(2,902.6)	$(1,074.0)
Net loss	—	—	—	—	—	—	—	—	(561.2)	(561.2)
Other comprehensive income	—	—	—	—	—	—	—	56.0	—	56.0
Dividends declared:
Class A common stock, $0.20/share, net of forfeitures	—	—	—	—	—	—	—	—	0.1	0.1
Stock-based compensation	—	—	—	—	3.7	—	—	—	—	3.7
Balances June 30, 2020	52,549,593	$0.5	51,769,784	$0.5	$2,007.3	3,732,625	$(56.4)	$(63.6)	$(3,463.7)	$(1,575.4)

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2019

								Accumulated
	Class A Voting		Class B Voting		Additional			Other	Accumulated	Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Earnings	Stockholders’
(In millions, except share and per share data)	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	(Deficit)	Equity
Balances December 31, 2018	55,401,325	$0.5	51,769,784	$0.5	$1,998.4	3,732,625	$(56.4)	$5.5	$(550.9)	$1,397.6
Cumulative effect adjustments for the adoption of new accounting principle (ASU 842)	—	—	—	—	—	—	—	—	78.8	78.8
Net loss	—	—	—	—	—	—	—	—	(130.2)	(130.2)
Other comprehensive loss	—	—	—	—	—	—	—	(24.9)	—	(24.9)
Dividends declared:
Class A common stock, $0.20/share	—	—	—	—	—	—	—	—	(10.7)	(10.7)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	—	(10.4)	(10.4)
Taxes paid for restricted unit withholdings	—	—	—	—	(1.1)	—	—	—	—	(1.1)
Reclassification from temporary equity	75,712	—	—	—	0.4	—	—	—	—	0.4
Stock-based compensation	328,904	—	—	—	4.0	—	—	—	—	4.0
Balances March 31, 2019	55,805,941	$0.5	51,769,784	$0.5	$2,001.7	3,732,625	$(56.4)	$(19.4)	$(623.4)	$1,303.5
Cumulative effect adjustments for the adoption of new accounting principle (ASU 842)	—	—	—	—	—	—	—	—	(2.6)	(2.6)
Net earnings	—	—	—	—	—	—	—	—	49.4	49.4
Other comprehensive loss	—	—	—	—	—	—	—	(9.2)	—	(9.2)
Dividends declared:
Class A common stock, $0.20/share, net of forfeitures	—	—	—	—	—	—	—	—	(10.7)	(10.7)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	—	(10.4)	(10.4)
Taxes paid for restricted unit withholdings	—	—	—	—	(0.3)	—	—	—	—	(0.3)
Stock-based compensation	3,096	—	—	—	5.4	—	—	—	—	5.4
Balances June 30, 2019	55,809,037	$0.5	51,769,784	$0.5	$2,006.8	3,732,625	$(56.4)	$(28.6)	$(597.7)	$1,325.1

NOTE 8—INCOME TAXES

The Company’s worldwide effective income tax rate is based on actual income (loss), statutory rates, valuation allowances against deferred tax assets and tax planning opportunities available in the various jurisdictions in which it operates. The Company is using a discrete income tax calculation for the three and six months ended June 30, 2020 due to the inability to determine reliable annual estimates of taxable income (loss) due to COVID-19. Historically, for interim financial reporting, the Company estimates the worldwide annual income tax rate based on projected taxable income (loss) for the full year and records a quarterly income tax provision or benefit in accordance with the anticipated annual rate, adjusted for discrete items, if any. The Company will return to the historic approach of computing quarterly tax expense based on an annual effective rate in the future interim period when more reliable estimates of annual income become available. The Company recognizes income tax-related interest expense and penalties as income tax expense and general and administrative expense, respectively.

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

As a result, the effective tax rate for the six months ended June 30, 2020 reflects the impact of these valuation allowances against U.S. and international deferred tax assets generated during the six month period. The actual effective rate for the six months ended June 30, 2020 was (2.3)%. The Company’s consolidated tax rate for the six months ended June 30, 2020 differs from the U.S. statutory tax rate primarily due to the valuation allowances in U.S. and foreign jurisdictions, foreign tax rate differences, federal and state tax credits, partially offset by state income taxes, permanent differences related to goodwill impairments, interest, compensation, and other discrete items. No tax impact was recorded on the $1,744.3 million goodwill impairment charge incurred during the six months ended June 30, 2020, as the portion impaired was permanently non-deductible. At June 30, 2020 and December 31, 2019, the Company has recorded net deferred tax liabilities of $42.6 million and net deferred tax assets of $24.1 million, respectively.

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

Recurring Fair Value Measurements. The following table summarizes the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of June 30, 2020:

		Fair Value Measurements at June 30, 2020 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Money market mutual funds	$1.4	$1.4	$—	$—
Derivative asset	24.3	—	—	24.3
Investments measured at net asset value (1)	10.7	—	—	—
Marketable equity securities:
Investment in NCM	4.1	4.1	—	—
Total assets at fair value	$40.5	$5.5	$—	$24.3
(1)	The investments relate to non-qualified deferred compensation arrangements on behalf of certain members of management. The Company has an equivalent liability for this related-party transaction recorded in other long-term liabilities for the deferred compensation obligation.

Valuation Techniques. The Company’s money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value.

On September 14, 2018, the Company issued Convertible Notes due 2024 with a conversion feature that gave rise to an embedded derivative instrument and a stock purchase and cancellation agreement that gave rise to a derivative asset, see Note 6—Corporate Borrowings for further information. The derivative features have been valued using a Monte Carlo simulation approach. The Monte Carlo simulation approach consists of simulated common stock prices from the valuation date to the maturity of the Convertible Notes and to September 14, 2020 for the contingent call option for forfeiture shares. At June 30, 2020, the Company used a share price of $4.29, volatility rate of 13%, risk-free interest rate of 0.15%, discount yield of 36.0%, and dividend yield of 0% to the value of the derivative instrument. The Company re-values the derivative instruments at the end of each reporting period and any changes are recorded in other expense (income) in the condensed consolidated statements of operations.

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

Other Fair Value Measurement Disclosures. The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at June 30, 2020
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$20.0	$—	$14.6	$—
Corporate borrowings	5,498.0	—	2,854.0	180.8

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

Below is a breakdown of select financial information by reportable operating segment:

	Three Months Ended		Six Months Ended
Revenues (In millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
U.S. markets	$15.7	$1,161.2	$677.0	$2,028.4
International markets	3.2	344.9	283.4	678.1
Total revenues	$18.9	$1,506.1	$960.4	$2,706.5

	Three Months Ended		Six Months Ended
Adjusted EBITDA (1) (In millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
U.S. markets	$(241.6)	$202.1	$(245.4)	$279.5
International markets	(98.7)	35.5	(91.8)	66.3
Total Adjusted EBITDA	$(340.3)	$237.6	$(337.2)	$345.8
(1)	The Company presents Adjusted EBITDA as a supplemental measure of its performance. The Company defines Adjusted EBITDA as net earnings (loss) plus (i) income tax provision (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of the Company’s ongoing operating performance and to include attributable EBITDA from equity investments in theatre operations in International markets and any cash distributions of earnings from its other equity method investees. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, which is consistent with how Adjusted EBITDA is defined in the Company’s debt indentures.

	Three Months Ended		Six Months Ended
Capital Expenditures (In millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
U.S. markets	$24.9	$84.1	$81.8	$159.6
International markets	10.1	31.0	44.9	70.3
Total capital expenditures	$35.0	$115.1	$126.7	$229.9

	As of	As of
Long-term assets, net (In millions)	June 30, 2020	December 31, 2019
U.S. markets	$7,532.1	$9,039.6
International markets	3,059.8	3,963.1
Total long-term assets (1)	$10,591.9	$13,002.7
(1)	Long-term assets are comprised of property, operating lease right-of-use assets, intangible assets, goodwill, deferred tax assets, and other long-term assets.

The following table sets forth a reconciliation of net earnings (loss) to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net earnings (loss)	$(561.2)	$49.4	$(2,737.5)	$(80.8)
Plus:
Income tax provision (benefit) (1)	(6.1)	5.4	62.1	11.1
Interest expense	91.2	86.4	174.0	170.0
Depreciation and amortization	119.7	112.0	242.2	225.0
Impairment of long-lived assets, indefinite-lived intangible assets and goodwill (2)	—	—	1,851.9	—
Certain operating expenses (3)	(1.5)	2.3	0.6	4.8
Equity in (earnings) loss of non-consolidated entities (4)	12.4	(10.2)	15.3	(16.7)
Cash distributions from non-consolidated entities (5)	6.1	1.8	13.7	12.3
Attributable EBITDA (6)	0.6	2.0	0.5	2.9
Investment expense (income)	(1.3)	(2.1)	8.1	(18.2)
Other expense (income) (7)	(1.9)	(23.8)	25.0	6.1
Other non-cash rent (8)	(3.8)	5.8	(1.5)	13.4
General and administrative — unallocated:
Merger, acquisition and other costs (9)	1.8	3.2	2.0	6.5
Stock-based compensation expense (10)	3.7	5.4	6.4	9.4
Adjusted EBITDA	$(340.3)	$237.6	$(337.2)	$345.8
(1)	For information regarding the income tax provision, see Note 8—Income Taxes.
(2)	During the six months ended June 30, 2020, the Company recorded non-cash impairment charges of $1,124.9 million and $619.4 million related to the enterprise fair values of its Domestic Theatres and International Theatres reporting units, respectively. The Company recorded non-cash impairment charges related to its long-lived assets of $81.4 million on 57 theatres in the U.S. markets with 658 screens which were related to property, net, operating lease right-of-use assets, net and other long-term assets and $9.9 million on 23 theatres in the International markets with 213 screens which were related to property, net and operating lease right-of-use assets, net, during the six months ended June 30, 2020. The Company recorded non-cash impairment charges related to its indefinite-lived intangible assets of $5.9 million and $2.4 million related to the Odeon and Nordic tradenames, respectively, during the six months ended June 30, 2020. The Company also recorded non-cash impairment charges of $8.0 million related to its definite-lived intangible assets.
(3)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens including the related accretion of interest, non-cash deferred digital equipment rent expense, and disposition of assets and other non-operating gains or losses included in operating expenses. The Company has excluded these items as they are non-cash in nature or are non-operating in nature.
(4)	Equity in (earnings) loss of non-consolidated entities was primarily due to equity in loss from DCIP of $9.7 million for the three months ended June 30, 2020 compared to equity in earnings from DCIP of $9.0 million for the three months ended June 30, 2019. Equity in (earnings) loss of non-consolidated entities was primarily due to equity in loss from DCIP of $11.6 million for the six months ended June 30, 2020 compared to equity in earnings from DCIP of $14.6 million for the six months ended June 30, 2019.
(5)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. The Company believes including cash distributions is an appropriate reflection of the contribution of these investments to the Company’s operations.
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

and package ticket program.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Equity in (earnings) loss of non-consolidated entities	$12.4	$(10.2)	$15.3	$(16.7)
Less:
Equity in (earnings) loss of non-consolidated entities excluding International theatre joint ventures	12.2	(9.8)	14.3	(15.8)
Equity in earnings (loss) of International theatre joint ventures	(0.2)	0.4	(1.0)	0.9
Income tax provision (benefit)	—	0.1	(0.1)	0.1
Investment income	—	(0.3)	(0.2)	(0.5)
Interest expense	—	0.1	—	0.1
Depreciation and amortization	0.7	1.7	1.5	2.3
Other expense	0.1	—	0.3	—
Attributable EBITDA	$0.6	$2.0	$0.5	$2.9

(7)	Other income for the three months ended June 30, 2020 compared to three months ended June 30, 2019 decreased $21.9 million. For the three months ended June 30, 2019, the Company recorded a gain of $33.9 million related to the change in fair value of the Company’s derivative liability for the embedded conversion feature in the Company’s Convertible Notes due 2024, partially offset by the loss on repayment of indebtedness of $16.6 million. Other expense for the six months ended June 30, 2020 compared to six months ended June 30, 2019 increased $18.9 million, primarily due to the decrease in the gain recorded for the change in fair value of the Company’s derivative liability for the embedded conversion feature in the Company’s Convertible Notes due 2024 of $20.1 million, credit losses related to contingent lease guarantees of $9.2 million, and loss due to the change in the fair value of the Company’s derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $5.7 million. For the six months ended June 30, 2019, the Company recorded a loss on repayment of indebtedness of $16.6 million. See Note 1—Basis of Presentation for further information related to other expense (income).
(8)	Reflects amortization expense for certain intangible assets reclassified from depreciation and amortization to rent expense due to the adoption of ASC 842 and deferred rent benefit related to the impairment of right-of-use operating lease assets.

(9)	Merger, acquisition and other costs are excluded as they are non-operating in nature.

(10)	Non-cash expense included in general and administrative: other

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

On January 12, 2018 and January 19, 2018, two putative federal securities class actions, captioned Hawaii Structural Ironworkers Pension Trust Fund v. AMC Entertainment Holdings, Inc., et al., Case No. 1:18-cv-00299-AJN

(the “Hawaii Action”), and Nichols v. AMC Entertainment Holdings, Inc., et al., Case No. 1:18-cv-00510-AJN (the “Nichols Action,” and together with the Hawaii Action, the “Actions”), respectively, were filed against the Company in the U.S. District Court for the Southern District of New York. The Actions, which name certain of the Company’s officers and directors and, in the case of the Hawaii Action, the underwriters of the Company’s February 8, 2017 secondary public offering, as defendants, assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) with respect to alleged material misstatements and omissions in the registration statement for the secondary public offering and in certain other public disclosures. On May 30, 2018, the court consolidated the Actions. On January 22, 2019, defendants moved to dismiss the Second Amended Class Action Complaint. On September 23, 2019, the court granted the motion to dismiss in part and denied it in part. On March 2, 2020, plaintiffs moved to certify the purported class and on July 22, 2020, defendants filed a brief opposing plaintiffs’ motion for class certification.

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

On April 7, 2020, a stockholder derivative complaint, captioned Dinkevich v. Aron, et al., Case No. 1:20-cv-02870-AJN (the “Dinkevich Action”), was filed in the U.S. District Court for the Southern District of New York. The Dinkevich Action asserts the same claims as the Manuel Action based on allegations substantially similar to the Actions, the Gantulga Action, the Kenna Action, and the Manuel Action. The parties filed a joint stipulation to stay the action, which was granted on June 25, 2020.

On February 3, 2020, the Company received a books and records demand pursuant to 8 Del. C. § 220, seeking to investigate the conduct challenged in the Actions. AMC rejected the demand on February 10, 2020.

On December 31, 2019, the Company received a stockholder litigation demand, requesting that the Board investigate the allegations in the Actions and pursue claims on the Company’s behalf based on those allegations. On May 5, 2020, the Board determined not to pursue the claims sought in the demand at this time.

On July 15, 2020, the Company received a second stockholder litigation demand requesting substantially the same action as the stockholder demand it received on December 31, 2019.

On April 22, 2019, a putative stockholder class and derivative complaint, captioned Lao v. Dalian Wanda Group Co., Ltd., et al., C.A. No. 2019-0303-JRS (the “Lao Action”), was filed against certain of the Company’s directors, Wanda, two of Wanda’s affiliates, Silver Lake, and one of Silver Lake’s affiliates in the Delaware Court of Chancery. The Lao Action asserts claims directly, on behalf of a putative class of Company stockholders, and derivatively, on behalf of the Company, for breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty with respect to transactions that the Company entered into with affiliates of Wanda and Silver Lake on September 14, 2018, and the special cash dividend of $1.55 per share of common stock that was payable on September 28, 2018 to the Company’s stockholders of record as of September 25, 2018. On July 18, 2019, the

Company’s Board of Directors formed a Special Litigation Committee to investigate and evaluate the claims and allegations asserted in the Lao Action and make a determination as to how the Company should proceed with respect to the Lao Action. On October 25, 2019, the court granted a motion to stay the action for six months to allow the Special Litigation Committee to complete its investigation. On March 17, 2020, the court extended the stay until December 11, 2020.

The Company remains contingently liable for lease payments under certain leases of theatres that it previously divested, in the event that such assignees are unable to fulfill their future lease payment obligations. During the three and six months ended June 30, 2020, the Company recorded $3.9 million and $9.2 million, respectively, in estimated credit losses related to contingent lease guarantees in other expense. The Company applied a probability weighted approach for the estimation of credit loss reserve for contingent lease guarantees expected to be funded over the lease term using the discounted cash flow method. See Note 1—Basis of Presentation for further information regarding the adoption of ASU 2016-13.

NOTE 12—EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the effects of unvested restricted stock units (“RSUs”) with a service condition only, unvested contingently issuable RSUs that have service and performance conditions (“PSUs”), and unvested contingently issuable special performance stock units that have service and market conditions (“SPSUs”), if dilutive, as well as potential dilutive shares from the conversion feature of the Convertible Notes due 2024, if dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Numerator:
Net earnings (loss) for basic earnings (loss) per share	$(561.2)	$49.4	$(2,737.5)	$(80.8)
Calculation of net earnings (loss) for diluted earnings (loss) per share:
Marked-to-market gain on derivative liability	—	(33.9)	—	—
Interest expense for Convertible Notes due 2024	—	8.1	—	—
Net earnings (loss) for diluted earnings (loss) per share	$(561.2)	$23.6	$(2,737.5)	$(80.8)

Denominator (shares in thousands):
Weighted average shares for basic loss per common share	104,319	103,845	104,282	103,814
Common equivalent shares for RSUs and PSUs	—	21	—	—
Common equivalent shares if converted: convertible notes 2024	—	31,662	—	—
Weighted average shares for diluted earnings (loss) per common share	104,319	135,528	104,282	103,814
Basic earnings (loss) per common share	$(5.38)	$0.48	$(26.25)	$(0.78)
Diluted earnings (loss) per common share	$(5.38)	$0.17	$(26.25)	$(0.78)

Vested RSUs and PSU’s have dividend rights identical to the Company’s Class A and Class B common stock and are treated as outstanding shares for purposes of computing basic and diluted earnings per share. For the three and six months ended June 30, 2020, unvested RSUs of 2,249,263 were not included in the computation of diluted loss per share because they would be anti-dilutive. For the six months ended June 30, 2019, unvested RSUs of 1,253,870 were not included in the computation of diluted loss per share because they would be anti-dilutive.

Unvested PSUs and SPSUs are subject to performance and market conditions, respectively, and are included in diluted earnings per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the Company’s 2013 Equity Incentive Plan if the end of the reporting period were the end of the contingency period. Unvested PSUs of 782,992 and 502,858 at 100% performance target for the three months ended June 30, 2020 and June

30, 2019, respectively, unvested PSUs of 793,932 and 502,858 at 100% of performance target for the six months ended June 30, 2020 and June 30, 2019, respectively, and unvested SPSUs of 595,003 at the minimum market condition for both the three and six months ended June 30, 2020, were not included in the computation of diluted loss per share because they would not be issuable if the end of the reporting period were the end of the contingency period.

The Company uses the if-converted method for calculating any potential dilutive effect of the Convertible Notes due 2024 that were issued on September 14, 2018. For the three months ended June 30, 2020, the Company has not adjusted net loss to eliminate the interest expense of $8.3 million in the computation of diluted loss per share because the effects would be anti-dilutive. The (gain)/loss for the derivative liability related to the Convertible Notes due 2024 was $0 million for the three months ended June 30, 2020. For the six months ended June 30, 2020 and June 30, 2019, the Company has not adjusted net loss to eliminate the interest expense of $16.6 million and $16.0 million, respectively, and also the (gain)/loss for the derivative liability related to the Convertible Notes due 2024 of $(0.5) million and $(20.6) million, respectively, in the computation of diluted loss per share because the effects would be anti-dilutive. For the three months ended June 30, 2020, the six months June 30, 2020 and the six months ended June 30, 2019, the Company has not included in diluted weighted average shares approximately 31.7 million shares issuable upon conversion in both periods as the effects would be anti-dilutive. Based on the current conversion price of $18.95 per share the Convertible Notes due 2024 are convertible into 31,662,269 Class A common shares.

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

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2020:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$—	$0.9	$—	$0.9
Food and beverage	—	—	0.4	—	0.4
Other theatre	—	15.7	1.9	—	17.6
Total revenues	—	15.7	3.2	—	18.9
Operating costs and expenses
Film exhibition costs	—	(0.2)	0.4	—	0.2
Food and beverage costs	—	3.3	1.2	—	4.5
Operating expense, excluding depreciation and amortization	—	79.4	35.4	—	114.8
Rent	—	164.8	59.3	—	224.1
General and administrative:
Merger, acquisition and other costs	—	1.7	0.1	—	1.8
Other, excluding depreciation and amortization	—	13.8	11.6	—	25.4
Depreciation and amortization	—	91.0	28.7	—	119.7
Operating costs and expenses	—	353.8	136.7	—	490.5
Operating loss	—	(338.1)	(133.5)	—	(471.6)
Other expense (income):
Equity in net loss of subsidiaries	569.8	125.0	—	(694.8)	—
Other expense (income):	(6.6)	6.7	(6.7)	—	(6.6)
Interest expense:
Corporate borrowings	78.3	79.1	1.4	(79.2)	79.6
Finance lease obligations	—	0.3	1.2	—	1.5
Non-cash NCM exhibitor service agreement	—	10.1	—	—	10.1
Intercompany interest expense	—	—	6.1	(6.1)	—
Equity in loss of non-consolidated entities	—	11.4	1.0	—	12.4
Investment income	(80.3)	(5.3)	(1.0)	85.3	(1.3)
Total other expense, net	561.2	227.3	2.0	(694.8)	95.7
Loss before income taxes	(561.2)	(565.4)	(135.5)	694.8	(567.3)
Income tax provision (benefit)	—	4.4	(10.5)	—	(6.1)
Net loss	$(561.2)	$(569.8)	$(125.0)	$694.8	$(561.2)

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2019:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$680.7	$214.8	$—	$895.5
Food and beverage	—	401.1	91.4	—	492.5
Other theatre	—	79.4	38.7	—	118.1
Total revenues	—	1,161.2	344.9	—	1,506.1
Operating costs and expenses
Film exhibition costs	—	390.2	92.3	—	482.5
Food and beverage costs	—	56.1	20.3	—	76.4
Operating expense, excluding depreciation and amortization	—	320.9	116.5	—	437.4
Rent	—	179.6	66.3	—	245.9
General and administrative:
Merger, acquisition and other costs	—	2.4	0.8	—	3.2
Other, excluding depreciation and amortization	—	24.9	18.3	—	43.2
Depreciation and amortization	—	84.2	27.8	—	112.0
Operating costs and expenses	—	1,058.3	342.3	—	1,400.6
Operating income	—	102.9	2.6	—	105.5
Other expense (income):
Equity in net loss of subsidiaries	9.1	18.2	—	(27.3)	—
Other expense (income)	(40.9)	17.7	(0.2)	—	(23.4)
Interest expense:
Corporate borrowings	73.6	74.4	0.7	(74.5)	74.2
Finance lease obligations	—	0.6	1.5	—	2.1
Non-cash NCM exhibitor service agreement	—	10.1	—	—	10.1
Intercompany interest expense	—	—	21.4	(21.4)	—
Equity in earnings of non-consolidated entities	—	(9.9)	(0.3)	—	(10.2)
Investment income	(91.2)	(4.9)	(1.9)	95.9	(2.1)
Total other expense (income), net	(49.4)	106.2	21.2	(27.3)	50.7
Earnings (loss) before income taxes	49.4	(3.3)	(18.6)	27.3	54.8
Income tax provision (benefit)	—	5.8	(0.4)	—	5.4
Net earnings (loss)	$49.4	$(9.1)	$(18.2)	$27.3	$49.4

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2020:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$389.1	$179.8	$—	$568.9
Food and beverage	—	216.6	71.9	—	288.5
Other theatre	—	71.3	31.7	—	103.0
Total revenues	—	677.0	283.4	—	960.4
Operating costs and expenses
Film exhibition costs	—	198.7	73.2	—	271.9
Food and beverage costs	—	38.2	19.7	—	57.9
Operating expense, excluding depreciation and amortization	—	331.3	140.4	—	471.7
Rent	—	339.2	122.7	—	461.9
General and administrative:
Merger, acquisition and other costs	—	2.0	—	—	2.0
Other, excluding depreciation and amortization	—	31.1	27.5	—	58.6
Depreciation and amortization	—	183.4	58.8	—	242.2
Impairment of long-lived assets, indefinite-lived intangible assets and goodwill	—	1,214.3	637.6	—	1,851.9
Operating costs and expenses	—	2,338.2	1,079.9	—	3,418.1
Operating loss	—	(1,661.2)	(796.5)	—	(2,457.7)
Other expense (income):
Equity in net loss of subsidiaries	2,728.0	869.2	—	(3,597.2)	—
Other expense (income)	13.6	12.0	(5.3)	—	20.3
Interest expense:
Corporate borrowings	149.0	150.1	2.2	(150.4)	150.9
Finance lease obligations	—	0.7	2.4	—	3.1
Non-cash NCM exhibitor service agreement	—	20.0	—	—	20.0
Intercompany interest expense	—	—	12.1	(12.1)	—
Equity in loss of non-consolidated entities	—	13.3	2.0	—	15.3
Investment income	(153.1)	—	(1.3)	162.5	8.1
Total other expense, net	2,737.5	1,065.3	12.1	(3,597.2)	217.7
Loss before income taxes	(2,737.5)	(2,726.5)	(808.6)	3,597.2	(2,675.4)
Income tax provision	—	1.5	60.6	—	62.1
Net loss	$(2,737.5)	$(2,728.0)	$(869.2)	$3,597.2	$(2,737.5)

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2019:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Revenues
Admissions	$—	$1,196.0	$431.0	$—	$1,627.0
Food and beverage	—	688.7	172.6	—	861.3
Other theatre	—	143.6	74.6	—	218.2
Total revenues	—	2,028.3	678.2	—	2,706.5
Operating costs and expenses
Film exhibition costs	—	667.5	180.3	—	847.8
Food and beverage costs	—	99.0	38.9	—	137.9
Operating expense, excluding depreciation and amortization	—	606.5	233.7	—	840.2
Rent	—	356.2	131.7	—	487.9
General and administrative:
Merger, acquisition and other costs	—	3.5	3.0	—	6.5
Other, excluding depreciation and amortization	—	52.4	37.0	—	89.4
Depreciation and amortization	—	167.9	57.1	—	225.0
Operating costs and expenses	—	1,953.0	681.7	—	2,634.7
Operating income (loss)	—	75.3	(3.5)	—	71.8
Other expense (income):
Equity in net loss of subsidiaries	303.7	215.0	—	(518.7)	—
Other expense (income)	(12.0)	18.2	0.2	—	6.4
Interest expense:
Corporate borrowings	144.5	145.3	1.4	(145.7)	145.5
Finance lease obligations	—	1.4	2.8	—	4.2
Non-cash NCM exhibitor service agreement	—	20.3	—	—	20.3
Intercompany interest expense	—	—	218.9	(218.9)	—
Equity in earnings of non-consolidated entities	—	(16.0)	(0.7)	—	(16.7)
Investment income	(355.4)	(14.5)	(12.9)	364.6	(18.2)
Total other expense (income), net	80.8	369.7	209.7	(518.7)	141.5
Loss before income taxes	(80.8)	(294.4)	(213.2)	518.7	(69.7)
Income tax provision	—	9.3	1.8	—	11.1
Net loss	$(80.8)	$(303.7)	$(215.0)	$518.7	$(80.8)

Condensed Consolidating Statement of Comprehensive Loss

Three Months Ended June 30, 2020:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net loss	$(561.2)	$(569.8)	$(125.0)	$694.8	$(561.2)
Other comprehensive income (loss):
Equity in other comprehensive loss of subsidiaries	56.0	55.0	—	(111.0)	—
Unrealized foreign currency translation adjustments	—	0.9	54.5	—	55.4
Pension adjustments:
Realized net loss reclassified into other expense, net of tax	—	0.1	0.5	—	0.6
Other comprehensive income (loss)	56.0	56.0	55.0	(111.0)	56.0
Total comprehensive loss	$(505.2)	$(513.8)	$(70.0)	$583.8	$(505.2)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended June 30, 2019:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net earnings (loss)	$49.4	$(9.1)	$(18.2)	$27.3	$49.4
Other comprehensive income (loss):
Equity in other comprehensive loss of subsidiaries	(9.2)	(4.1)	—	13.3	—
Unrealized foreign currency translation adjustments	—	(5.1)	(4.2)	—	(9.3)
Realized loss on foreign currency transactions reclassified into other expense, net of tax	—	0.1	—	—	0.1
Pension adjustments:
Net gain arising during the period, net of tax	—	—	0.1	—	0.1
Equity method investee's cash flow hedge:
Unrealized net holding loss arising during the period, net of tax	—	(0.1)	—	—	(0.1)
Other comprehensive loss	(9.2)	(9.2)	(4.1)	13.3	(9.2)
Total comprehensive income (loss)	$40.2	$(18.3)	$(22.3)	$40.6	$40.2

Condensed Consolidating Statement of Comprehensive Loss

Six Months Ended June 30, 2020:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net loss	$(2,737.5)	$(2,728.0)	$(869.2)	$3,597.2	$(2,737.5)
Other comprehensive loss:
Equity in other comprehensive loss of subsidiaries	(37.5)	(53.6)	—	91.1	—
Unrealized foreign currency translation adjustment, net of tax	—	16.0	(54.2)	—	(38.2)
Pension adjustments:
Realized net loss reclassified into other expense, net of tax	—	0.1	0.6	—	0.7
Other comprehensive loss	(37.5)	(37.5)	(53.6)	91.1	(37.5)
Total comprehensive loss	$(2,775.0)	$(2,765.5)	$(922.8)	$3,688.3	$(2,775.0)

Condensed Consolidating Statement of Comprehensive Loss

Six Months Ended June 30, 2019:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Net loss	$(80.8)	$(303.7)	$(215.0)	$518.7	$(80.8)
Other comprehensive income (loss):
Equity in other comprehensive loss of subsidiaries	(34.1)	(19.3)	—	53.4	—
Unrealized foreign currency translation adjustment, net of tax	—	(15.4)	(19.3)	—	(34.7)
Realized loss on foreign currency transactions reclassified into other expense, net of tax	—	0.6	—	—	0.6
Pension and other benefit adjustments:
Net gain arising during the period, net of tax	—	0.1	—	—	0.1
Equity method investee's cash flow hedge:
Unrealized net holding loss arising during the period, net of tax	—	(0.1)	—	—	(0.1)
Other comprehensive loss	(34.1)	(34.1)	(19.3)	53.4	(34.1)
Total comprehensive loss	$(114.9)	$(337.8)	$(234.3)	$572.1	$(114.9)

Condensed Consolidating Balance Sheet

As of June 30, 2020:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and cash equivalents	$—	$413.1	$84.9	$—	$498.0
Restricted cash	—	—	10.4	—	10.4
Receivables, net	—	34.8	46.9	(11.0)	70.7
Other current assets	—	74.1	26.5	—	100.6
Total current assets	—	522.0	168.7	(11.0)	679.7
Investment in equity of subsidiaries	947.1	930.2	—	(1,877.3)	—
Property, net	—	1,805.7	611.8	—	2,417.5
Operating lease right-of-use assets, net	—	3,327.1	1,228.2	—	4,555.3
Intangible assets, net	—	120.9	53.4	—	174.3
Intercompany advances	2,911.9	(2,543.8)	(368.1)	—	—
Goodwill	(2.1)	1,949.8	1,040.7	—	2,988.4
Deferred tax asset, net	—	—	0.6	—	0.6
Other long-term assets	32.6	298.1	125.1	—	455.8
Total assets	$3,889.5	$6,410.0	$2,860.4	$(1,888.3)	$11,271.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$256.6	$190.6	$(11.1)	$436.1
Accrued expenses and other liabilities	55.7	110.3	91.4	0.1	257.5
Deferred revenues and income	—	321.9	84.2	—	406.1
Current maturities of corporate borrowings	20.0	—	—	—	20.0
Current maturities of finance lease liabilities	—	5.7	4.3	—	10.0
Current maturities of operating lease liabilities	—	453.0	128.5	—	581.5
Total current liabilities	75.7	1,147.5	499.0	(11.0)	1,711.2
Corporate borrowings	5,389.2	—	108.8	—	5,498.0
Finance lease liabilities	—	13.5	70.4	—	83.9
Operating lease liabilities	—	3,550.6	1,193.8	—	4,744.4
Exhibitor services agreement	—	546.3	—	—	546.3
Deferred tax liability, net	—	32.1	11.1	—	43.2
Other long-term liabilities	—	172.9	47.1	—	220.0
Total liabilities	5,464.9	5,462.9	1,930.2	(11.0)	12,847.0
Stockholders’ equity (deficit)	(1,575.4)	947.1	930.2	(1,877.3)	(1,575.4)
Total liabilities and stockholders’ equity	$3,889.5	$6,410.0	$2,860.4	$(1,888.3)	$11,271.6

Condensed Consolidating Balance Sheet

As of December 31, 2019:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Assets
Current assets:
Cash and cash equivalents	$0.3	$94.9	$169.8	$—	$265.0
Restricted cash	—	—	10.5	—	10.5
Receivables, net	—	160.1	104.0	(9.9)	254.2
Other current assets	—	108.5	34.9	—	143.4
Total current assets	0.3	363.5	319.2	(9.9)	673.1
Investment in equity of subsidiaries	452.6	1,962.8	—	(2,415.4)	—
Property, net	—	1,969.3	679.9	—	2,649.2
Operating lease right-of-use assets, net	—	3,491.8	1,304.2	—	4,796.0
Intangible assets, net	—	130.6	64.7	—	195.3
Intercompany advances	5,488.0	(5,097.7)	(390.3)	—	—
Goodwill	(2.1)	3,074.7	1,716.5	—	4,789.1
Deferred tax asset, net	—	—	70.1	—	70.1
Other long-term assets	47.4	328.0	127.6	—	503.0
Total assets	$5,986.2	$6,223.0	$3,891.9	$(2,425.3)	$13,675.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$382.8	$170.5	$(10.0)	$543.3
Accrued expenses and other liabilities	18.6	184.0	121.9	0.1	324.6
Deferred revenues and income	—	348.9	100.3	—	449.2
Current maturities of corporate borrowings	20.0	—	—	—	20.0
Current maturities of finance lease liabilities	—	5.3	5.0	—	10.3
Current maturities of operating lease liabilities	—	449.5	136.3	—	585.8
Total current liabilities	38.6	1,370.5	534.0	(9.9)	1,933.2
Corporate borrowings	4,733.4	—	—	—	4,733.4
Finance lease obligations	—	13.9	75.7	—	89.6
Operating lease liabilities	—	3,666.8	1,247.0	—	4,913.8
Exhibitor services agreement	—	549.7	—	—	549.7
Deferred tax liability, net	—	26.8	19.2	—	46.0
Other long-term liabilities	—	142.7	53.2	—	195.9
Total liabilities	4,772.0	5,770.4	1,929.1	(9.9)	12,461.6
Stockholders’ equity	1,214.2	452.6	1,962.8	(2,415.4)	1,214.2
Total liabilities and stockholders’ equity	$5,986.2	$6,223.0	$3,891.9	$(2,425.3)	$13,675.8

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2020:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$46.7	$(448.6)	$(14.0)	$—	$(415.9)
Cash flows from investing activities:
Capital expenditures	—	(81.8)	(44.9)	—	(126.7)
Proceeds from disposition of long-term assets	—	3.4	0.3	—	3.7
Investments in non-consolidated entities, net	—	—	(9.3)	—	(9.3)
Other, net	—	0.8	—	—	0.8
Net cash used in investing activities	—	(77.6)	(53.9)	—	(131.5)
Cash flows from financing activities:
Proceeds from issuance of First Lien Notes due 2025	490.0	—	—	—	490.0
Borrowings under revolving credit facilities	213.2	—	109.6	—	322.8
Scheduled principal payments under Term Loans	(10.0)	—	—	—	(10.0)
Principal payments under finance lease obligations	—	(1.3)	(1.0)	—	(2.3)
Cash used to pay deferred financing costs	(9.3)	—	—	—	(9.3)
Cash used to pay dividends	(4.3)	—	—	—	(4.3)
Taxes paid for restricted unit withholdings	(1.0)	—	—	—	(1.0)
Change in intercompany advances	(684.6)	804.2	(119.6)	—	—
Net cash provided by financing activities	(6.0)	802.9	(11.0)	—	785.9
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(41.0)	41.5	(6.1)	—	(5.6)
Net increase (decrease) in cash and cash equivalents and restricted cash	(0.3)	318.2	(85.0)	—	232.9
Cash and cash equivalents and restricted cash at beginning of period	0.3	94.9	180.3	—	275.5
Cash and cash equivalents and restricted cash at end of period	$—	$413.1	$95.3	$—	$508.4

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2019:

		Subsidiary	Subsidiary	Consolidating	Consolidated
(In millions)	Holdings	Guarantors	Non-Guarantors	Adjustments	Holdings
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$238.9	$(135.9)	$50.6	$—	$153.6
Cash flows from investing activities:
Capital expenditures	—	(159.6)	(70.3)	—	(229.9)
Acquisition of theatre assets	—	(11.8)	—	—	(11.8)
Proceeds from disposition of long-term assets	—	6.0	15.3	—	21.3
Investments in non-consolidated entities, net	—	(0.1)	—	—	(0.1)
Other, net	—	(0.8)	—	—	(0.8)
Net cash used in investing activities	—	(166.3)	(55.0)	—	(221.3)
Cash flows from financing activities:
Proceeds from issuance of Term Loan due 2026	1,990.0	—	—	—	1,990.0
Payment of principal Senior Secured Notes due 2023	(230.0)	—	—	—	(230.0)
Payment of principal Senior Subordinated Notes due 2022	(375.0)	—	—	—	(375.0)
Call premiums paid for Senior Secured Notes due 2023 and Senior Subordinated Notes due 2022	(15.9)	—	—	—	(15.9)
Principal payments under Term Loans due 2022 and 2023	(1,338.5)	—	—	—	(1,338.5)
Repayments under revolving credit facilities	—	—	(12.0)	—	(12.0)
Scheduled principal payments under Term Loans	(11.9)	—	—	—	(11.9)
Principal payments under finance lease obligations	—	(3.6)	(2.5)	—	(6.1)
Cash used to pay debt financing fees	(11.2)	—	—	—	(11.2)
Cash used to pay dividends	(42.6)	—	—	—	(42.6)
Taxes paid for restricted unit withholdings	(1.3)	—	—	—	(1.3)
Change in intercompany advances	(203.3)	227.7	(24.4)	—	—
Net cash provided by (used in) financing activities	(239.7)	224.1	(38.9)	—	(54.5)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	0.8	(0.4)	(1.0)	—	(0.6)
Net increase (decrease) in cash and cash equivalents and restricted cash	(0.0)	(78.5)	(44.3)	—	(122.8)
Cash and cash equivalents and restricted cash at beginning of period	0.3	177.7	146.0	—	324.0
Cash and cash equivalents and restricted cash at end of period	$0.3	$99.2	$101.7	$—	$201.2

NOTE 14—SUBSEQUENT EVENTS

Senior Subordinated Debt Exchange Offer

On July 31, 2020, the Company closed its previously announced private offers to exchange (the “Exchange Offers”) any and all of its outstanding 6.375% Senior Subordinated Notes due 2024, 5.75% Senior Subordinated Notes due 2025, 5.875% Senior Subordinated Notes due 2026 and 6.125% Senior Subordinated Notes due 2027 (together the “Existing Subordinated Notes”) for newly issued Second Lien Notes due 2026.

The Exchange Offers reduced the principal amounts of the Company’s debt by approximately $555 million, which represented approximately 24.1% of the principal amount of the Existing Subordinated Notes. The Company raised $300 million in additional cash from the issuance of First Lien Notes due 2026, prior to deducting discounts and cash premiums based on contract assumptions and estimates of $36 million. Additionally, certain backstop purchasers of the First Lien Notes due 2026 that participated in the exchange offer received 5 million Class A common shares. The closing of the Exchange Offers also allowed the Company to extend maturities on approximately $1.7 billion of debt to 2026, most of which was maturing in 2024 and 2025 previously. Interest due for the coming 12 to 18 months on the Second Lien Notes due 2026 is expected to be paid all or in part on an in-kind basis, thereby generating a further near-term cash savings for the Company of between approximately $120 million and $180 million.

In connection with the Exchange Offers, the Company also received consents (the “Consent Solicitations”) from eligible holders of the Existing Subordinated Notes to amend the indentures governing the Existing Subordinated Notes to among other things, (i) release the existing subsidiary guarantees of the Existing Subordinated Notes, (ii) eliminate substantially all of the restrictive covenants, certain affirmative covenants and certain events of default contained in the indentures governing the Existing Subordinated Notes, and (iii) makes other conforming changes to internally conform to certain proposed amendments.

Under ASC 840-470-60, Troubled Debt Restructurings by Debtors, the Company believes the exchange of approximately $2,017.5 million principal amount of its senior subordinated notes for approximately $1,462.3 million principal amount of second lien secured debt will represent a troubled debt restructuring (“TDR”) as the Company was experiencing financial difficulties and the lenders granted a concession. The Company does not expect the TDR will result in a gain recognition, a new effective interest rate will be established based on the carrying value of the senior subordinated notes and the Company expects new fees paid to third parties of approximately $29.7 million will be expensed. The Company is currently evaluating the impact on its consolidated financial statements.

Second Lien Notes due 2026

In connection with the Exchange Offers, the Company issued the new Second Lien Notes due 2026 in exchange for the Existing Subordinated Notes. Interest due for the coming 12 to 18 months on the Second Lien Notes due 2026 is expected to be paid all or in part on an in-kind basis pursuant to the terms of the Second Lien Notes due 2026.

The Second Lien Notes due 2026 are fully and unconditionally guaranteed on a joint and several basis by each of the Company’s subsidiaries that currently guarantee its obligations under the Company’s Senior Secured Credit Facilities. The Second Lien Notes due 2026 are secured by a second-priority lien on substantially all of the tangible and intangible assets owned by the Company and the guarantor subsidiaries that secure obligations under the Senior Secured Credit Facilities (“Collateral”). The Second Lien Notes due 2026 are subordinated in right of payment to all indebtedness of the Company that is secured by a first-priority lien on the Collateral.

Incremental First Lien Notes due 2026

In connection with the Exchange Offers, holders of the Existing Subordinated Notes purchased new and incremental 10.5% first lien secured notes due 2026 (the “Incremental First Lien Notes due 2026”), in an aggregate principal of $200 million. Those providing a backstop commitment received their pro-rata share of 5 million shares of the Class A common stock, or 4.6% of AMC’s outstanding shares, worth $20.2 million at the market closing price on July 31, 2020.

Separately, upon the closing of its private debt exchange, Silver Lake purchased from the Company $100 million principal amount of Incremental First Lien Notes due 2026 of a separate series. The $300 million in new funding is prior to deducting discounts and cash premiums based on contract assumptions and estimates of $36 million.

The Incremental First Lien Notes due 2026 are fully and unconditionally guaranteed on a joint and several basis by each of the Company’s subsidiaries that currently guarantee its obligations under the Company’s Senior Secured Credit Facilities. The Incremental First Lien Notes are secured by a first-priority lien on the Collateral.

2.95% Senior Unsecured Convertible Notes due 2024

Concurrently with the Exchange Offers, to obtain the consent of the holders of the Convertible Notes due 2024, the Company restructured $600 million of Convertible Notes due 2024 issued in 2018 to Silver Lake and others pursuant to which the maturity of the Convertible Notes due 2024 were extended to May 1, 2026 and a first-priority lien on the collateral was granted to secure indebtedness thereunder.

Senior Secured Credit Facility

On July 31, 2020, the Company entered into an amendment with the administrative agent to the Senior Secured Credit Facility to add restrictive provisions arising under the terms of the Incremental First Lien Notes due 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10–Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “forecast,” “estimate,” “project,” “intend,” “plan,” “expect,” “should,” “believe” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Examples of forward-looking statements include statements we make regarding the impact of COVID-19 and our liquidity. These forward-looking statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions and speak only as of the date on which it is made. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	the impact of the COVID-19 virus on us, the motion picture exhibition industry, and the economy in general, including our response to the COVID-19 virus related to suspension of operations at our theatres, personnel reductions and other cost-cutting measures and measures to maintain necessary liquidity and increases in expenses relating to precautionary measures at our facilities to protect the health and well-being of our customers and employees;

●	the manner, timing and amount of benefit we receive under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) or other applicable governmental benefits and support for which we are eligible domestically and internationally;

●	risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges;

●	risks relating to motion picture production and performance;

●	our lack of control over distributors of films;

●	intense competition in the geographic areas in which we operate;

●	increased use of alternative film delivery methods including premium video on demand or other forms of entertainment;

●	shrinking exclusive theatrical release windows;

●	AMC Stubs® A-List may not meet anticipated revenue projections which could result in a negative impact upon operating results;

●	general and international economic, political, regulatory, social and financial market conditions and other risks including the effects of the exit of the United Kingdom from the European Union;

●	risks and uncertainties relating to our significant indebtedness, including our borrowing capacity under our revolving credit agreements;

●	our ability to execute cost cutting and revenue enhancement initiatives as previously disclosed and in connection with response to COVID-19;

●	limitations on the availability of capital may prevent us from deploying strategic initiatives;

●	certain covenants in the agreements that govern our indebtedness may limit our ability to take advantage of certain business opportunities;

●	our ability to achieve expected synergies, benefits and performance from our strategic theatre acquisitions and strategic initiatives;

●	our ability to refinance our indebtedness on terms favorable to us or at all;

●	optimizing our theatre circuit through new construction and the transformation of our existing theatres may be subject to delay and unanticipated costs;

●	failures, unavailability or security breaches of our information systems;

●	our ability to utilize interest expense deductions may be limited annually due to Section 163(j) of the Tax Cuts and Jobs Act of 2017;

●	our ability to recognize interest deduction carryforwards and net operating loss carryforwards to reduce our future tax liability;

●	our ability to recognize certain international deferred tax assets which currently do not have a valuation allowance recorded;

●	impact of the elimination of the calculation of USD LIBOR rates on our contracts indexed to USD LIBOR:

●	review by antitrust authorities in connection with acquisition opportunities;

●	risks relating to the incurrence of legal liability, including costs associated with recently filed securities class action lawsuits;

●	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;

●	risks of poor financial results may prevent us from deploying strategic initiatives;

●	operating a business in international markets AMC is unfamiliar with, including acceptance by movie-goers of AMC initiatives that are new to those markets;

●	increased costs in order to comply or resulting from failure to comply with governmental regulation, including the General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act and pending future domestic privacy laws and regulations;

●	geopolitical events, including the threat of terrorism or cyber-attacks, or widespread health emergencies, such as the novel coronavirus or other pandemics or epidemics, causing people to avoid our theatres or other public places where large crowds are in attendance;

●	the ability to obtain suitable equity and/or debt financing and the continued availability of financing, in the amounts and on the terms necessary to support our future refinancing requirements and business; and

●	other risks referenced from time to time in filings with the SEC.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative but not exhaustive. In addition, new risks and uncertainties may arise from time to time. Accordingly, all forward-looking statements should be evaluated with an understanding of their inherent uncertainty and we caution accordingly against relying on forward-looking statements.

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

Temporarily Suspended Operations

As of or before March 17, 2020, we temporarily suspended all theatre operations in our U.S. markets and International markets in compliance with local, state, and federal governmental restrictions and recommendations on social gatherings to prevent the spread of COVID-19 and as a precaution to help ensure the health and safety of our guests and theatre staff. As a result of these temporarily suspended operations, our revenues and expenses for the three and six months ended June 30, 2020 are significantly lower than our revenues and expenses for the three and six months ended June 30, 2019. The theatre operations in the U.S. markets remained suspended for the entire second quarter of 2020. We resumed limited operations in the International markets in early June. As of June 30, 2020, we had resumed operations at 37 theatres in nine countries in our International markets and recorded attendance of 100,000 guests during the three months ended June 30, 2020. On July 23, 2020, we announced we are currently planning to reopen our U.S. movie theatres in mid to late August 2020. In International markets, as of the end of July 2020, we already have resumed operations in more than 130 theatres in all of the countries we serve in Europe and the Middle East.

Overview

AMC is the world’s largest theatrical exhibition company and an industry leader in innovation and operational excellence. We operate theatres in 15 countries and are the market leader in nine of those.

Our theatrical exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs® customer frequency membership program, rental of theatre auditoriums, income from gift card and exchange ticket sales, online ticketing fees and arcade games located in theatre lobbies. As of June 30, 2020, we owned, operated or had interests in 978 theatres and 10,833 screens.

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

Movie Screens

During the six months ended June 30, 2020, we opened one new theatre with eight screens, added five additional screens to existing theatres, permanently closed 214 screens, temporarily closed 18 screens to install consumer experience upgrades and reopened 11 screens to install consumer experience upgrades.

The following table provides details of our theatre circuit by segment for the periods indicated:

	U.S. Markets		International Markets
	Number of	Number of	Number of	Number of
	Screens As of	Screens As of	Screens As of	Screens As of
Format	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
IMAX®	188	188	35	30
Dolby CinemaTM	150	138	5	3
Other Premium Large Format ("PLF")	55	51	71	66
Dine-in theatres	725	668	8	2
Premium seating	3,282	3,029	470	447

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

As of June 30, 2020, in our U.S. markets we now feature recliner seating in approximately 343 U.S. theatres, including Dine-in-Theatres, totaling approximately 3,282 screens and representing 41.2% of total U.S. screens. In our International markets, we have recliner seating in approximately 74 International theatres, totaling approximately 470 screens and representing 16.4% of total International screens.

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

Loyalty Programs and Other Marketing

In our U.S. markets, we begin the process of engagement with AMC Stubs® our customer loyalty program which allows members to earn rewards, receive discounts and participate in exclusive members-only offerings and services. It features a traditional paid tier called AMC Stubs Premiere™ for a $15 annual membership fee and a non-

paid tier called AMC Stubs Insider™. Both programs reward loyal guests for their patronage of AMC theatres. Rewards earned are redeemable on future purchases at AMC locations.

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

As of June 30, 2020, we had more than 23,100,000 member households enrolled in AMC Stubs® A-List, AMC Stubs Premiere™ and AMC Stubs Insider™ programs, combined.

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

We recorded impairment charges primarily related to long-lived assets and definite lived intangible assets of $0 and $106.5 million during the six months ended June 30, 2020, respectively. There are a number of estimates and significant judgments that are made by management in performing these impairment evaluations. Such judgments and estimates include estimates of future attendance, revenues, rent relief, cost savings, cash flows, capital expenditures, and the cost of capital, among others. Attendance is expected to be significantly below historical levels for the first several months following reopening but is expected to increase as customers become more comfortable with the experience. We believe we have used reasonable and appropriate business judgments. There is considerable management judgment with respect to cash flow estimates and appropriate discount rates to be used in determining fair value, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy. These estimates determine whether impairments have been incurred, and quantify the amount of any related impairment charge. Given the nature of our business and our recent history, future impairments are possible and they may be material, based upon business conditions that are constantly changing and the competitive business environment in which we operate.

During the three and six months ended June 30, 2020, we recorded non-cash impairment of long-lived assets of $0 and $81.4 million on 57 theatres in the U.S. markets with 658 screens (in Alabama, Arkansas, California, District of Columbia, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Montana, New Hampshire, New Jersey, New York, North Carolina, North Dakota, Ohio, Pennsylvania, South Dakota, Tennessee, Texas, Washington, Wisconsin and Wyoming), respectively, and $0 and $9.9 million on 23 theatres in the International markets with 213 screens (in Germany, Italy, Spain, UK and Sweden), respectively. During the three and six months ended June 30, 2020, we recorded impairment losses related to definite-lived intangible assets of $0 and $8.0 million, respectively. In addition, we recorded an impairment loss of $0 and $7.2 million within investment expense (income), related to equity interest investments without a readily determinable fair value accounted for under the cost method during the three and six months ended June 30, 2020, respectively.

At March 31, 2020, we performed a quantitative impairment evaluation of our indefinite-lived intangible assets related to the AMC, Odeon and Nordic tradenames and recorded impairment charges of $0 and $5.9 million related to Odeon tradenames and $0 and $2.4 million related to Nordic for the three and six months ended June 30, 2020, respectively. To estimate fair value of our indefinite-lived trade names, we employed a derivation of the Income Approach known as the Royalty Savings Method. The Royalty Savings Method values an intangible asset by estimating the royalties saved through ownership of the asset. We applied royalty rates of 0.5% for AMC and Odeon tradenames and 1.0% for Nordic to the related theatre revenues on an after-tax basis using effective tax rates. Related cash flows were discounted at 12.5% for AMC and 14.0% for Odeon and Nordic.

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

In accordance with ASC 350-20-35-30, we performed an assessment to determine whether there were any events or changes in circumstances that would warrant an interim ASC 350 impairment analysis as of June 30, 2020. Given the temporary suspension of operations during the second quarter of 2020, we performed a qualitative impairment test to evaluate whether it is more likely than not that the fair value of our two reporting units is less than their respective carrying amounts as of June 30, 2020. We compared key assumptions utilized in our quantitative analysis as of March 31, 2020 to those that existed as of the second quarter. Our considerations included changes during the quarter due to macroeconomic, industry, and entity specific factors. We also observed the increase in the Company’s common stock price and the fair value of corporate borrowings as of June 30, 2020 in comparison to March 31, 2020 noting that our estimated fair value of our corporate borrowings and finance lease obligations represents approximately 74% of our market enterprise value. In considering the totality of the aforementioned factors, we have concluded that it is not more likely than not that the fair value of our two reporting units has been reduced below their respective carrying amounts. As a result, we concluded that an interim quantitative impairment test as of June 30, 2020 was not required.

The quantitative goodwill impairment test performed as of March 31, 2020 indicated our estimated enterprise fair value to our market enterprise value implied a premium of 22.7%.

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

Key assumptions used in the quantitative impairment test performed at March 31, 2020 were as follows:

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

Repurchases may be made at management's discretion from time to time through open-market transactions including block purchases, through privately negotiated transactions, or otherwise over the next three years in accordance with all applicable securities laws and regulations. The extent to which AMC repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements, and other corporate considerations, as determined by AMC’s management team. Repurchases may or may not be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when our management might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate us to repurchase any minimum dollar amount or number of shares and may be suspended for periods or discontinued at any time. Since April 24, 2020, we are prohibited from making purchases under our recently authorized stock repurchase program in accordance with the covenant suspension conditions in our Senior Secured Credit Agreement.

Exchange Offers. On July 31, 2020, we closed our previously announced exchange offer and reduced the principal amount of our senior subordinated notes by approximately $555 million. We raised $300 million in additional cash from incremental first lien financing, prior to deducting discounts and cash premiums based on contract assumptions and estimates of $36 million. Additionally, certain backstop purchasers in the first lien notes offering that participated in the exchange offer received 5 million Class A common shares. The closing of the exchange offer also allowed us to change maturities on approximately $1.7 billion of debt to 2026, most of which was maturing in 2024 and 2025 previously. Interest due for the coming 12 to 18 months on the Second Lien Notes due 2026 is expected to be paid all or in part on an in-kind basis, thereby generating a further near-term cash savings for us of between approximately $120 million and $180 million. See Note 14—Subsequent Events in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Under ASC 840-470-60, Troubled Debt Restructurings by Debtors, we believe the exchange of approximately $2,017.5 million principal amount of our senior subordinated notes for approximately $1,462.3 million principal amount of second lien secured debt will represent a troubled debt restructuring (“TDR”) as we were experiencing financial difficulties and the lenders granted a concession. We do not expect the TDR will result in a gain recognition, a new effective interest rate will be established based on the carrying value of the senior subordinated notes and we expect new fees paid to third parties of approximately $29.7 million will be expensed. We are currently evaluating the impact on our consolidated financial statements.

Operating Results

The following table sets forth our consolidated revenues, operating costs and expenses.

	Three Months Ended			Six Months Ended
(In millions)	June 30, 2020	June 30, 2019	% Change	June 30, 2020	June 30, 2019	% Change
Revenues
Admissions	$0.9	$895.5	(99.9)%	$568.9	$1,627.0	(65.0)%
Food and beverage	0.4	492.5	(99.9)%	288.5	861.3	(66.5)%
Other theatre	17.6	118.1	(85.1)%	103.0	218.2	(52.8)%
Total revenues	$18.9	$1,506.1	(98.7)%	$960.4	$2,706.5	(64.5)%
Operating Costs and Expenses
Film exhibition costs	$0.2	$482.5	(100.0)%	$271.9	$847.8	(67.9)%
Food and beverage costs	4.5	76.4	(94.1)%	57.9	137.9	(58.0)%
Operating expense, excluding depreciation and amortization below	114.8	437.4	(73.8)%	471.7	840.2	(43.9)%
Rent	224.1	245.9	(8.9)%	461.9	487.9	(5.3)%
General and administrative:
Merger, acquisition and other costs	1.8	3.2	(43.8)%	2.0	6.5	(69.2)%
Other, excluding depreciation and amortization below	25.4	43.2	(41.2)%	58.6	89.4	(34.5)%
Depreciation and amortization	119.7	112.0	6.9%	242.2	225.0	7.6%
Impairment of long-lived assets, indefinite-lived intangible assets and goodwill	—	—	* %	1,851.9	—	* %
Operating costs and expenses	490.5	1,400.6	(65.0)%	3,418.1	2,634.7	29.7%
Operating income (loss)	(471.6)	105.5	* %	(2,457.7)	71.8	* %
Other expense (income):
Other expense (income):	(6.6)	(23.4)	(71.8)%	20.3	6.4	* %
Interest expense:
Corporate borrowings	79.6	74.2	7.3%	150.9	145.5	3.7%
Finance lease obligations	1.5	2.1	(28.6)%	3.1	4.2	(26.2)%
Non-cash NCM exhibitor service agreement	10.1	10.1	—%	20.0	20.3	(1.5)%
Equity in (earnings) loss of non-consolidated entities	12.4	(10.2)	* %	15.3	(16.7)	* %
Investment expense (income)	(1.3)	(2.1)	(38.1)%	8.1	(18.2)	* %
Total other expense, net	95.7	50.7	88.8%	217.7	141.5	53.9%
Earnings (loss) before income taxes	(567.3)	54.8	* %	(2,675.4)	(69.7)	* %
Income tax provision (benefit)	(6.1)	5.4	* %	62.1	11.1	* %
Net earnings (loss)	$(561.2)	$49.4	* %	$(2,737.5)	$(80.8)	* %

*     Percentage change in excess of 100%

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating Data:
Screen additions	—	16	13	37
Screen acquisitions	—	64	—	64
Screen dispositions	140	36	214	104
Construction openings (closures), net	—	(3)	(7)	(52)
Average screens (1)	60	10,675	4,467	10,679
Number of circuit screens	10,833	11,036	10,833	11,036
Number of circuit theatres	978	1,004	978	1,004
Screens per theatre	11.1	11.0	11.1	11.0
Attendance (in thousands) (1)	100	96,955	60,595	176,780

(1)	Includes consolidated theatres only and excludes screens offline due to construction and temporary suspension of operations as consequence of the COVID-19 pandemic.

Segment Operating Results

The following table sets forth our revenues, operating costs and expenses by reportable segment.

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
(In millions)	2020	2019	2020	2019	2020	2019
Revenues
Admissions	$—	$680.7	$0.9	$214.8	$0.9	$895.5
Food and beverage	—	401.1	0.4	91.4	0.4	492.5
Other theatre	15.7	79.4	1.9	38.7	17.6	118.1
Total revenues	15.7	1,161.2	3.2	344.9	18.9	1,506.1
Operating Costs and Expenses
Film exhibition costs	(0.2)	390.2	0.4	92.3	0.2	482.5
Food and beverage costs	3.3	56.1	1.2	20.3	4.5	76.4
Operating expense	79.4	320.9	35.4	116.5	114.8	437.4
Rent	164.8	179.6	59.3	66.3	224.1	245.9
General and administrative expense:
Merger, acquisition and other costs	1.7	2.4	0.1	0.8	1.8	3.2
Other, excluding depreciation and amortization below	13.8	24.9	11.6	18.3	25.4	43.2
Depreciation and amortization	91.0	84.2	28.7	27.8	119.7	112.0
Operating costs and expenses	353.8	1,058.3	136.7	342.3	490.5	1,400.6
Operating income (loss)	(338.1)	102.9	(133.5)	2.6	(471.6)	105.5
Other expense (income):
Other expense (income)	0.1	(23.2)	(6.7)	(0.2)	(6.6)	(23.4)
Interest expense:
Corporate borrowings	78.2	73.5	1.4	0.7	79.6	74.2
Finance lease obligations	0.3	0.6	1.2	1.5	1.5	2.1
Non-cash NCM exhibitor service agreement	10.1	10.1	—	—	10.1	10.1
Equity in (earnings) loss of non-consolidated entities	11.4	(9.9)	1.0	(0.3)	12.4	(10.2)
Investment expense (income)	(1.2)	(0.2)	(0.1)	(1.9)	(1.3)	(2.1)
Total other expense (income), net	98.9	50.9	(3.2)	(0.2)	95.7	50.7
Earnings (loss) before income taxes	(437.0)	52.0	(130.3)	2.8	(567.3)	54.8
Income tax provision (benefit)	4.4	5.8	(10.5)	(0.4)	(6.1)	5.4
Net earnings (loss)	$(441.4)	$46.2	$(119.8)	$3.2	$(561.2)	$49.4

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2020	2019	2020	2019	2020	2019
Segment Operating Data:
Screen additions	—	—	—	16	—	16
Screen acquisitions	—	64	—	—	—	64
Screen dispositions	81	28	59	8	140	36
Construction openings (closures), net	—	(6)	—	3	—	(3)
Average screens (1)	—	8,006	60	2,669	60	10,675
Number of circuit screens	7,967	8,107	2,866	2,929	10,833	11,036
Number of circuit theatres	620	639	358	365	978	1,004
Screens per theatre	12.9	12.7	8.0	8.0	11.1	11.0
Attendance (in thousands) (1)	—	71,900	100	25,055	100	96,955
(1)	Includes consolidated theatres only and excludes screens offline due to construction and temporary suspension of operations as consequence of the COVID-19 pandemic.

	U.S. Markets		International Markets		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
(In millions)	2020	2019	2020	2019	2020	2019
Revenues
Admissions	$389.1	$1,196.1	$179.8	$430.9	$568.9	$1,627.0
Food and beverage	216.6	688.7	71.9	172.6	288.5	861.3
Other theatre	71.3	143.6	31.7	74.6	103.0	218.2
Total revenues	677.0	2,028.4	283.4	678.1	960.4	2,706.5
Operating Costs and Expenses
Film exhibition costs	198.7	667.5	73.2	180.3	271.9	847.8
Food and beverage costs	38.2	99.0	19.7	38.9	57.9	137.9
Operating expense	331.3	606.5	140.4	233.7	471.7	840.2
Rent	339.2	356.2	122.7	131.7	461.9	487.9
General and administrative expense:
Merger, acquisition and other costs	2.0	3.5	—	3.0	2.0	6.5
Other	31.1	52.5	27.5	36.9	58.6	89.4
Depreciation and amortization	183.4	167.9	58.8	57.1	242.2	225.0
Impairment of long-lived assets, indefinite-lived intangible assets and goodwill	1,214.3	—	637.6	—	1,851.9	—
Operating costs and expenses	2,338.2	1,953.1	1,079.9	681.6	3,418.1	2,634.7
Operating income (loss)	(1,661.2)	75.3	(796.5)	(3.5)	(2,457.7)	71.8
Other expense (income):
Other expense (income)	25.6	6.1	(5.3)	0.3	20.3	6.4
Interest expense:
Corporate borrowings	148.7	144.1	2.2	1.4	150.9	145.5
Finance lease obligations	0.7	1.4	2.4	2.8	3.1	4.2
Non-cash NCM exhibitor service agreement	20.0	20.3	—	—	20.0	20.3
Equity in (earnings) loss of non-consolidated entities (1)	13.3	(16.0)	2.0	(0.7)	15.3	(16.7)
Investment expense (income)	8.2	(5.3)	(0.1)	(12.9)	8.1	(18.2)
Total other expense (income), net	216.5	150.6	1.2	(9.1)	217.7	141.5
Earnings (loss) before income taxes	(1,877.7)	(75.3)	(797.7)	5.6	(2,675.4)	(69.7)
Income tax provision	1.5	9.3	60.6	1.8	62.1	11.1
Net earnings (loss)	$(1,879.2)	$(84.6)	$(858.3)	$3.8	$(2,737.5)	$(80.8)

	U.S. Markets		International Markets		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2020	2019	2020	2019	2020	2019
Segment Operating Data:
Screen additions	11	21	2	16	13	37
Screen acquisitions	—	64	—	—	—	64
Screen dispositions	138	51	76	53	214	104
Construction openings (closures), net	—	(41)	(7)	(11)	(7)	(52)
Average screens (1)	3,333	8,003	1,134	2,676	4,467	10,679
Number of screens operated	7,967	8,107	2,866	2,929	10,833	11,036
Number of theatres operated	620	639	358	365	978	1,004
Screens per theatre	12.9	12.7	8.0	8.0	11.1	11.0
Attendance (in thousands) (1)	39,669	126,879	20,926	49,901	60,595	176,780
(1)	Includes consolidated theatres only and excludes screens offline due to construction and temporary suspension of operations as consequence of the COVID-19 pandemic.

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

Adjusted EBITDA decreased $577.9 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Adjusted EBITDA in U.S. markets decreased $443.7 million, primarily due to the decrease in attendance largely attributable to the temporary suspension of operations as consequence of the COVID-19 pandemic, partially offset by a decrease in general and administrative expenses, decrease in operating expenses due to the decrease in attendance and an increase in cash distributions from equity method investees. Adjusted EBITDA in International markets decreased $134.2 million primarily due to the decreases in attendance, partially offset by decreases in operating expenses due to the decrease in attendance and increases in governmental assistance for COVID-19.

Adjusted EBITDA decreased $683.0 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Adjusted EBITDA in U.S. markets decreased $524.9 million, primarily due to the decrease in attendance largely attributable to the temporary suspension of operations as a consequence of the COVID-19 pandemic, partially offset by a decrease in general and administrative expenses and a decrease in operating expenses due to the decrease in attendance. Adjusted EBITDA in International markets decreased $158.1 million primarily due to the decreases in attendance, partially offset by a decrease in operating expenses due to the decrease in attendance and increases in governmental assistance for COVID-19.

The following tables set forth our Adjusted EBITDA by reportable operating segment and our reconciliation of Adjusted EBITDA:

	Three Months Ended		Six Months Ended
Adjusted EBITDA (In millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
U.S. markets	$(241.6)	$202.1	$(245.4)	$279.5
International markets	(98.7)	35.5	(91.8)	66.3
Total Adjusted EBITDA	$(340.3)	$237.6	$(337.2)	$345.8

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net earnings (loss)	$(561.2)	$49.4	$(2,737.5)	$(80.8)
Plus:
Income tax provision (benefit) (1)	(6.1)	5.4	62.1	11.1
Interest expense	91.2	86.4	174.0	170.0
Depreciation and amortization	119.7	112.0	242.2	225.0
Impairment of long-lived assets, indefinite-lived intangible assets and goodwill (2)	—	—	1,851.9	—
Certain operating expenses (3)	(1.5)	2.3	0.6	4.8
Equity in (earnings) loss of non-consolidated entities (4)	12.4	(10.2)	15.3	(16.7)
Cash distributions from non-consolidated entities (5)	6.1	1.8	13.7	12.3
Attributable EBITDA (6)	0.6	2.0	0.5	2.9
Investment expense (income)	(1.3)	(2.1)	8.1	(18.2)
Other expense (income) (7)	(1.9)	(23.8)	25.0	6.1
Other non-cash rent (8)	(3.8)	5.8	(1.5)	13.4
General and administrative — unallocated:
Merger, acquisition and other costs (9)	1.8	3.2	2.0	6.5
Stock-based compensation expense (10)	3.7	5.4	6.4	9.4
Adjusted EBITDA	$(340.3)	$237.6	$(337.2)	$345.8
(1)	For information on income tax provision, see Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.
(2)	During the six months ended June 30, 2020, we recorded non-cash impairment charges of $1,124.9 million and $619.4 million related to the enterprise fair values of our Domestic Theatres and International Theatres reporting units, respectively. We recorded non-cash impairment charges related to our long-lived assets of $81.4 million on 57 theatres in the U.S. markets with 658 screens which were related to property, net, operating lease right-of-use assets, net and other long-term assets and $9.9 million on 23 theatres in the International markets with 213 screens which were related to property, net and operating lease right-of-use assets, net, during the six months ended June 30, 2020. We recorded non-cash impairment charges related to our indefinite-lived intangible assets of $5.9 million and $2.4 million related to the Odeon and Nordic tradenames, respectively, during the six months ended June 30, 2020. We also recorded non-cash impairment charges of $8.0 million related to our definite-lived intangible assets.
(3)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens including the related accretion of interest, non-cash deferred digital equipment rent expense, and disposition of assets and other non-operating gains or losses included in operating expenses. We have excluded these items as they are non-cash in nature or are non-operating in nature.
(4)	Equity in (earnings) loss of non-consolidated entities was primarily due to equity in loss from DCIP of $9.7 million for the three months ended June 30, 2020, compared to equity in earnings from DCIP of $9.0 million for the three months ended June 30, 2019. Equity in (earnings) loss of non-consolidated entities was primarily due to equity in loss from DCIP of $11.6 million for the six months ended June 30, 2020, compared to equity in earnings from DCIP of $14.6 million for the six months ended June 30, 2019.
(5)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. We believe including cash distributions is an appropriate reflection of the contribution of these investments to our operations.
(6)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of our equity (earnings) loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where we hold a significant market share, we believe attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. We also provide services to these theatre operators including information technology systems, certain on-screen advertising services and our gift card and package ticket program.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Equity in (earnings) loss of non-consolidated entities	$12.4	$(10.2)	$15.3	$(16.7)
Less:
Equity in (earnings) loss of non-consolidated entities excluding International theatre joint ventures	12.2	(9.8)	14.3	(15.8)
Equity in earnings (loss) of International theatre joint ventures	(0.2)	0.4	(1.0)	0.9
Income tax provision (benefit)	—	0.1	(0.1)	0.1
Investment income	—	(0.3)	(0.2)	(0.5)
Interest expense	—	0.1	—	0.1
Depreciation and amortization	0.7	1.7	1.5	2.3
Other expense	0.1	—	0.3	—
Attributable EBITDA	$0.6	$2.0	$0.5	$2.9

(7)	Other income for the three months ended June 30, 2020 compared to three months ended June 30, 2019 decreased $21.9 million. For the three months ended June 30, 2019, we recorded a gain of $33.9 million related to the change in fair value of our derivative liability for the embedded conversion feature in the our Convertible Notes due 2024, partially offset by the loss on repayment of indebtedness of $16.6 million. Other expense for the six months ended June 30, 2020 compared to six months ended June 30, 2019 increased $18.9 million, primarily due to the decrease in the gain recorded for the change in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2024 of $20.1 million, credit losses related to contingent lease guarantees of $9.2 million, and loss due to the change in the fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $5.7 million. For the six months ended June 30, 2019, we recorded a loss on repayment of indebtedness of $16.6 million. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information about other expense (income).
(8)	Reflects amortization expense for certain intangible assets reclassified from depreciation and amortization to rent expense due to the adoption of ASC 842 and deferred rent benefit related to the impairment of right-of-use operating lease assets.
(9)	Merger, acquisition and other costs are excluded as they are non-operating in nature.
(10)	Non-cash expense included in general and administrative: other.

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

Segment Information

Our historical results of operations for the three and six months ended June 30, 2020 and June 30, 2019, respectively, reflect the results of operations for our two Theatrical Exhibition reportable segments, U.S. markets and International markets.

Results of Operations— For the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Condensed Consolidated Results of Operations

Revenues. Total revenues decreased 98.7%, or $1,487.2 million, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Admissions revenues decreased 99.9%, or $894.6 million, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due a 99.9% decrease in attendance. The decrease in attendance was primarily due to the temporary suspension of operations at all our theatres in U.S. markets and International markets on or before March 17, 2020. During the latter part of the current quarter, we reopened and operated 37 theatres with 359 screens in 9 different countries in our International markets.

Food and beverage revenues decreased 99.9%, or $492.1 million, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to the decrease in attendance.

Total other theatre revenues decreased 85.1%, or $100.5 million, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to decreases in ticket fees, income from gift cards and package tickets and screen advertising due to the decrease in attendance.

Operating costs and expenses. Operating costs and expenses decreased $910.1 million, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to the decrease in attendance and a decrease in average screens operated. Film exhibition costs decreased 100.0%, or $482.3 million, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were not meaningful due to the low level of admissions revenues for the three months ended June 30, 2020 and were 53.9% for the three months ended June 30, 2019.

Food and beverage costs decreased 94.1%, or $71.9 million, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were not meaningful for the three months ended June 30, 2020 due to the low level of food and beverage revenues and were 15.5% for the three months ended June 30, 2019. Food and beverage costs included $4.5 million of charges for obsolete inventory during the three months ended June 30, 2020 due to the suspension of theatre operations.

As a percentage of revenues, operating expense was not meaningful for the three months ended June 30, 2020 due to the low level of revenues and the fixed nature of certain operating expenses and was 29.0% for the three months ended June 30, 2019. Rent expense decreased 8.9%, or $21.8 million, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due primarily to declines in deferred rent expense due to the impairment of right of use assets in calendar 2019 and 2020, cash rent abatements from landlords, declines in percentage rentals due to the decline in revenues and declines in common area maintenance charges. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of Covid-19 on leases.

Merger, acquisition and other costs. Merger, acquisition and other costs were $1.8 million during the three months ended June 30, 2020 compared to $3.2 million during the three months ended June 30, 2019, primarily due to a decline in merger related activities.

Other. Other general and administrative expense decreased 41.2% or $17.8 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to decreases in bonus expense and decreases in salaries as a result of our furlough program that began in March of 2020 and continued throughout the three months ended June 30, 2020.

Depreciation and amortization. Depreciation and amortization increased 6.9% or $7.7 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to recent capital expenditures, partially offset by lower depreciation expense on theatres impaired in calendar 2019 and 2020.

Other expense (income). Other income of $6.6 million during the three months ended June 30, 2020 was primarily due to the increase in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $6.4 million, international government assistance related to COVID-19 of $4.4 million and $2.0 million of international foreign currency transaction gains, offset by estimated credit losses related to contingent lease guarantees of $3.9 million and $2.8 million of third party financing costs related to an ongoing debt restructuring. During the three months ended June 30, 2019, other income of $23.4 million was primarily due to $33.9 million of income related to the decrease in the fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2024 and $7.1 million of income related to the increase in the fair value our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement, offset by $16.6 million of expense related to the repayment of indebtedness. See Note 1—The Company and Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense.

Interest expense. Interest expense increased $4.8 million to $91.2 million for the three months ended June 30, 2020 compared to $86.4 million during the three months ended June 30, 2019 primarily due to the issuance of $500 million of 10.5% First Lien Notes due 2025 on April 24, 2020 and borrowings under revolving credit facilities of approximately $325.0 million during the three months ended March 31, 2020 that remained outstanding as of June 30, 2020.

Equity in (earnings) loss of non-consolidated entities. Equity in loss of non-consolidated entities were $12.4 million for the three months ended June 30, 2020 compared to $(10.2) million for the three months ended June 30, 2019. The decrease in equity in earnings of $22.6 million was primarily due to decreases in equity in earnings from DCIP of $18.2 million as a result of accelerated depreciation charges for digital projectors during the three months ended June 30, 2020 and lower revenues due to the closure of theatres.

Investment income. Investment income was $1.3 million for the three months ended June 30, 2020 compared to investment income of $2.1 million for the three months ended June 30, 2019. Investment income includes a gain on the sale of our Austria theatres of $1.8 million for the three months ended June 30, 2019.

Income tax provision (benefit). The income tax provision (benefit) was $(6.1) million and $5.4 million for the three months ended June 30, 2020 and June 30, 2019, respectively. The increase in income tax benefit is primarily due to net losses incurred in International markets during the three months ended June 30, 2020 that are projected to offset previously unabsorbed deferred tax liabilities in International markets. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings (loss). Net earnings (loss) was $(561.2) million and $49.4 million during the three months ended June 30, 2020 and June 30, 2019, respectively. Net loss during the three months ended June 30, 2020 compared to net earnings for the three months ended June 30, 2019 was negatively impacted by the decrease in attendance as a result of the temporary suspension of operations at all our theatres on or before March 17, 2020, increased depreciation expense, declines in investment income, declines in equity in earnings of non-consolidated entities and declines in other income, partially offset by reduced operating expenses, lower amounts of rent expense, declines in general and administrative expenses and increases in income tax benefits.

Theatrical Exhibition–U.S. Markets

 Revenues. Total revenues decreased 98.6%, or $1,145.5 million, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Admissions revenues decreased 100%, or $680.7 million, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to a 100% decrease in attendance. The decrease in attendance was due to the temporary suspension of operations at all our theatres in U.S. markets on or before March 17, 2020.

Food and beverage revenues decreased 100%, or $401.1 million, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, due to the decrease in attendance.

Total other theatre revenues decreased 80.2%, or $63.7 million, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to decreases in ticket fees, income from gift cards and package tickets and screen advertising due to the decrease in attendance.

Operating costs and expenses. Operating costs and expenses decreased $704.5 million, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to the decrease in attendance and a decrease in average screens operated. Film exhibition costs decreased $390.4 million, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were not meaningful for the three months ended June 30, 2020 due to the low level of admissions revenues and were 57.3% for the three months ended June 30, 2019.

Food and beverage costs decreased 94.1%, or $52.8 million, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were not meaningful for the three months ended June 30, 2020 due to the low level of food and beverage revenues and 14.0% for the three months ended June 30, 2019. Food and beverage costs included $3.3 million of charges for obsolete inventory during the three months ended June 30, 2020 due to the suspension of theatre operations.

As a percentage of revenues, operating expense was not meaningful for the three months ended June 30, 2020 due to the low level of revenues and the fixed nature of certain operating expenses and was 27.6% for the three months ended June 30, 2019. Rent expense decreased 8.2%, or $14.8 million, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due primarily to declines in deferred rent expense due to the impairment of right of use assets in calendar 2019 and 2020, cash rent abatements from landlords, declines in percentage rentals due to the decline in revenues and declines in common area maintenance charges. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases.

Merger, acquisition and other costs. Merger, acquisition and other costs were $1.7 million during the three months ended June 30, 2020 compared to $2.4 million during the three months ended June 30, 2019, primarily due to a decline in merger related activities.

Other. Other general and administrative expense decreased 44.6% or $11.1 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to decreases in bonus expense and decreases in salaries as a result of our furlough program that began in March of 2020 and continued throughout the three months ended June 30, 2020.

Depreciation and amortization. Depreciation and amortization increased 8.1% or $6.8 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to recent capital expenditures, partially offset by lower depreciation expense on theatres impaired in calendar 2019 and 2020.

Other expense (income). Other expense of $0.1 million during the three months ended June 30, 2020 was primarily due to estimated credit losses related to contingent lease guarantees of $3.9 million and $2.8 million of third party financing costs related to an ongoing debt restructuring, partially offset by the increase in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $6.4 million. During the three months ended June 30, 2019, other income of $23.2 million was primarily due to $33.9 million of income related to the decrease in the fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2024 and $7.1 million of income related to the increase in the fair value our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement, partially offset by $16.6 million of expense related to the repayment of indebtedness. See Note 1—The Company and Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense.

Interest expense. Interest expense increased $4.4 million to $88.6 million for the three months ended June 30, 2020 compared to $84.2 million during the three months ended June 30, 2019 primarily due to the issuance of $500 million of 10.5% First Lien Notes due 2025 on April 24, 2020 and borrowings under revolving credit facilities of approximately $215.0 million during the three months ended March 31, 2020 that remained outstanding as of June 30, 2020.

Equity in (earnings) loss of non-consolidated entities. Equity in loss of non-consolidated entities were

$11.4 million for the three months ended June 30, 2020 compared to $(9.9) million for the three months ended June 30, 2019. The decrease in equity in earnings of $21.3 million was primarily due to decreases in equity in earnings from DCIP of $18.2 million as a result of accelerated depreciation charges for digital projectors during the three months ended June 30, 2020 and lower revenues due to the closure of theatres.

Investment income. Investment income was $1.2 million for the three months ended June 30, 2020 compared to investment income of $0.2 million for the three months ended June 30, 2019.

Income tax provision. The income tax provision was $4.4 million and $5.8 million for the three months ended June 30, 2020 and June 30, 2019, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings (loss). Net earnings (loss) was $(441.4) million and $46.2 million during the three months ended June 30, 2020 and June 30, 2019, respectively. Net loss during the three months ended June 30, 2020 compared to net earnings for the three months ended June 30, 2019 was negatively impacted by the decrease in attendance as a result of the temporary suspension of operations at all our theatres on or before March 17, 2020, increased depreciation expense, declines in equity in earnings of non-consolidated entities and declines in other income, partially offset by reduced operating expenses, lower amounts of rent expense, declines in general and administrative expenses, increases in investment income and decreases in income tax provision.

Theatrical Exhibition - International Markets

 Revenues. Total revenues decreased 99.1%, or $341.7 million, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Admissions revenues decreased 99.6%, or $213.9 million, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due a 99.6% decrease in attendance. The decrease in attendance was primarily due to the temporary suspension of operations at all our theatres in International markets on or before March 17, 2020. During the latter part of the current quarter, we reopened and operated 37 theatres with 359 screens in 9 different countries in our International markets.

Food and beverage revenues decreased 99.6%, or $91.0 million, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to the decrease in attendance.

Total other theatre revenues decreased 95.1%, or $36.8 million, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to decreases in ticket fees, income from gift cards and package tickets and screen advertising due to the decrease in attendance.

Operating costs and expenses. Operating costs and expenses decreased $205.6 million, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to the decrease in attendance and a decrease in average screens operated. Film exhibition costs decreased 99.6%, or $91.9 million, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were not meaningful due to the low level of admissions revenues for the three months ended June 30, 2020 and were 43.0% for the three months ended June 30, 2019.

Food and beverage costs decreased 94.1%, or $19.1 million, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were not meaningful for the three months ended June 30, 2020 due to the low level of food and beverage revenues and were 22.2% for the three months ended June 30, 2019. Food and beverage costs included $1.2 million of charges for obsolete inventory during the three months ended June 30, 2020 due to the suspension of theatre operations.

As a percentage of revenues, operating expense was not meaningful for the three months ended June 30, 2020 due to the low level of revenues and the fixed nature of certain operating expenses and was 33.8% for the three months ended June 30, 2019. Rent expense decreased 10.6%, or $7.0 million, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due primarily to declines in deferred rent expense due to the impairment of right of use assets in calendar 2019 and 2020, cash rent abatements from landlords, declines in percentage rentals due to the decline in revenues, declines in common area maintenance charges and declines in foreign currency exchange rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases.

Merger, acquisition and other costs. Merger, acquisition and other costs were $0.1 million during the three months ended June 30, 2020 compared to $0.8 million during the three months ended June 30, 2019, primarily due to a decline in merger related activities.

Other. Other general and administrative expense decreased 36.6% or $6.7 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to decreases in bonus expense and decreases in salaries as a result of our furlough program that began in March of 2020 and continued throughout the three months ended June 30, 2020 and declines in foreign currency exchange rates.

Depreciation and amortization. Depreciation and amortization increased 3.2% or $0.9 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to recent capital expenditures, partially offset by lower depreciation expense on theatres impaired in calendar 2019 and 2020.

Other income. Other income of $6.7 million during the three months ended June 30, 2020 was primarily due to the international government assistance related to COVID-19 of $4.4 million and $2.0 million of international foreign currency transaction gains. See Note 1—The Company and Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense.

Interest expense. Interest expense increased $0.4 million to $2.6 million for the three months ended June 30, 2020 compared to $2.2 million during the three months ended June 30, 2019 primarily due to borrowings under revolving credit facilities of approximately $110 million during the three months ended March 31, 2020 that remained outstanding as of June 30, 2020.

Equity in (earnings) loss of non-consolidated entities. Equity in loss of non-consolidated entities were $1.0 million for the three months ended June 30, 2020 compared to $(0.3) million for the three months ended June 30, 2019.

Investment income. Investment income was $0.1 million for the three months ended June 30, 2020 compared to investment income of $1.9 million for the three months ended June 30, 2019. Investment income includes a gain on the sale of our Austria theatres of $1.8 million for the three months ended June 30, 2019.

Income tax benefit. The income tax benefit was $10.5 million and $0.4 million for the three months ended June 30, 2020 and June 30, 2019, respectively. The increase in income tax benefit is primarily due to net losses incurred during the three months ended June 30, 2020 that are projected to offset previously unabsorbed deferred tax liabilities. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings (loss). Net earnings (loss) was $(119.8) million and $3.2 million during the three months ended June 30, 2020 and June 30, 2019, respectively. Net loss during the three months ended June 30, 2020 compared to net earnings for the three months ended June 30, 2019 was negatively impacted by the decrease in attendance as a result of the temporary suspension of operations at all our theatres on or before March 17, 2020, increased depreciation expense, declines in investment income and declines in equity in earnings of non-consolidated entities, partially offset by reduced operating expenses, lower amounts of rent expense, declines in general and administrative expenses, increases in other income and increases in income tax benefits.

Results of Operations— For the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Condensed Consolidated Results of Operations

Revenues. Total revenues decreased 64.5%, or $1,746.1 million, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Admissions revenues decreased 65.0%, or $1,058.1 million, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due a 65.7% decrease in attendance offset by a 2.0% increase in average ticket price. The decrease in attendance was primarily due to the temporary suspension of operations at all our theatres in U.S. markets and International markets on or before March 17, 2020. As some theatres across Europe began closing in late February 2020 and social distancing practices were initiated in the U.S. in response to the ensuing COVID-19 global pandemic, attendance and revenues began to deteriorate in early March. During the latter part of the current quarter, we reopened and operated 37 theatres with 359 screens in 9 different countries in our International markets. The increase in average ticket price was primarily due to strategic pricing initiatives put in place over the prior year and lower frequency on our A-List subscription program, partially offset by decreases in attendance for 3D, IMAX and Alternative premium content and declines in foreign currency exchange rates.

Food and beverage revenues decreased 66.5%, or $572.8 million, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to the decrease in attendance.

Total other theatre revenues decreased 52.8%, or $115.2 million, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to decreases in ticket fees, income from gift cards and package tickets and screen advertising due to the decrease in attendance.

Operating costs and expenses. Operating costs and expenses increased $783.4 million, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the impairment of long-lived assets, partially offset by a decrease in operating costs and expenses due to the decrease in attendance and a decrease in average screens operated. Film exhibition costs decreased 67.9%, or $575.9 million, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 47.8% for the six months ended June 30, 2020 and 52.1% for the six months ended June 30, 2019. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in lower grossing films in the current year which typically results in lower film exhibition costs.

Food and beverage costs decreased 58.0%, or $80.0 million, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 20.1% for the six months ended June 30, 2020 and 16.0% for the six months ended June 30, 2019. Food and beverage costs included $7.2 million of charges for obsolete inventory during the six months ended June 30, 2020 due to the suspension of theatre operations.

As a percentage of revenues, operating expense was 49.1% for the six months ended June 30, 2020 and 31.0% for the six months ended June 30, 2019. Rent expense decreased 5.3%, or $26.0 million, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due primarily to declines in deferred rent expense due to the impairment of right of use assets in calendar 2019 and 2020, cash rent abatements from landlords, declines in percentage rentals due to the decline in revenues and declines in common area maintenance charges. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of Covid-19 on leases.

Merger, acquisition and other costs. Merger, acquisition and other costs were $2.0 million during the six months ended June 30, 2020 compared to $6.5 million during the six months ended June 30, 2019, primarily due to a decline in merger related activities.

Other. Other general and administrative expense decreased 34.5% or $30.8 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to decreases in bonus expense and decreases in salaries as a result of our furlough program that began in March of 2020 and continued throughout the six months ended June 30, 2020.

Depreciation and amortization. Depreciation and amortization increased 7.6% or $17.2 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to recent capital expenditures, partially offset by lower depreciation expense on theatres impaired in calendar 2019 and 2020.

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

Other expense. Other expense of $20.3 million during the six months ended June 30, 2020 was primarily due to the decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $13.7 million, estimated credit losses related to contingent lease guarantees of $9.2 million and $2.8 million of third party financing costs related to an ongoing debt restructuring, partially offset by international government assistance related to COVID-19 of $4.4 million. Other expense of $6.4 million during the six months ended June 30, 2019 is primarily due to a $16.6 million expense related to the repayment of indebtedness, the decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $8.0 million, $1.0 million loss on forward currency contracts, partially offset by a decrease in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2024 of $20.6 million. See Note 1—The Company and Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense.

Interest expense. Interest expense increased $4.0 million to $174.0 million for the six months ended June 30, 2020 compared to $170.0 million during the six months ended June 30, 2019 primarily due to the issuance of $500 million of 10.5% First Lien Notes due 2025 on April 24, 2020 and borrowings under revolving credit facilities of approximately $325.0 million during the six months ended June 30, 2020 that remained outstanding as of June 30, 2020.

Equity in (earnings) loss of non-consolidated entities. Equity in loss of non-consolidated entities were $15.3 million for the six months ended June 30, 2020 compared to $(16.7) million for the six months ended June 30, 2019. The decrease in equity in earnings of $32.0 million was primarily due to decreases in equity in earnings from DCIP of $26.2 million as a result of accelerated depreciation charges for digital projectors during the six months ended June 30, 2020 and lower revenues due to the closure of theatres.

Investment (income) expense. Investment expense was $8.1 million for the six months ended June 30, 2020 compared to investment income of $(18.2) million for the six months ended June 30, 2019. Investment expense includes an impairment charge of $7.2 million related to an investment and declines in fair value of our non-qualified deferred compensation plan investments during the six months ended June 30, 2020. Investment income includes a gain on the sale of our Austria theatres of $12.9 million for the six months ended June 30, 2019 and a payment of $4.0 million under the NCM tax receivable agreement for the six months ended June 30, 2019.

Income tax provision. The income tax provision was $62.1 million and $11.1 million for the six months ended June 30, 2020 and June 30, 2019, respectively. The increase in income tax expense is primarily due to the recording of international valuation allowances against deferred tax assets held in Spain of $40.1 million and Germany of $33.1 million, partially offset by income tax benefit from net losses incurred in International markets during the six months ended June 30, 2020 that are projected to offset previously unabsorbed deferred tax liabilities in International markets. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $2,737.5 million and $80.8 million during the six months ended June 30, 2020 and June 30, 2019, respectively. Net loss during the six months ended June 30, 2020 compared to net loss for the six months ended June 30, 2019 was negatively impacted by the decrease in attendance as a result of the temporary suspension of operations at all our theatres on or before March 17, 2020, impairment charges related to long-lived assets, definite and indefinite-lived intangible assets and goodwill, increased depreciation expense, declines in investment income, declines in equity in earnings of non-consolidated entities, increases in income tax provision and increases in other expense, partially offset by reduced operating expenses, lower amounts of rent expense and declines in general and administrative expenses.

Theatrical Exhibition–U.S. Markets

 Revenues. Total revenues decreased 66.6%, or $1,351.4 million, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Admissions revenues decreased 67.5%, or $807.0 million, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to a 68.7% decrease in attendance offset by a 4.0% increase in average ticket price. The decrease in attendance was primarily due to the temporary suspension of operations at all our theatres in U.S. markets on or before March 17, 2020. As social distancing practices were initiated in the U.S. in response to the ensuing COVID-19 global pandemic, attendance and revenues began to deteriorate in early March. The increase in average ticket price was primarily due to strategic pricing initiatives put in place over the prior year and lower frequency on our A-List subscription program, partially offset by decreases in attendance for 3D, IMAX and Alternative premium content.

Food and beverage revenues decreased 68.5%, or $472.1 million, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to the decrease in attendance.

Total other theatre revenues decreased 50.3%, or $72.3 million, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to decreases in ticket fees, income from gift cards and package tickets and screen advertising due to the decrease in attendance.

Operating costs and expenses. Operating costs and expenses increased $385.1 million, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the impairment of long-lived assets, partially offset by a decrease in operating costs and expenses due to the decrease in attendance and a decrease in average screens operated. Film exhibition costs decreased 70.2%, or $468.8 million, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 51.1% for the six months ended June 30, 2020 and 55.8% for the six months ended June 30, 2019. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in lower grossing films in the current year which typically results in lower film exhibition costs.

Food and beverage costs decreased 61.4%, or $60.8 million, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 17.6% for the six months ended June 30, 2020 and 14.4% for the six months ended June 30, 2019. Food and beverage costs included $4.0 million of charges for obsolete inventory during the six months ended June 30, 2020 due to the suspension of theatre operations.

As a percentage of revenues, operating expense was 48.9% for the six months ended June 30, 2020 and 29.9% for the six months ended June 30, 2019. Rent expense decreased 4.8%, or $17.0 million, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due primarily to declines in deferred rent expense due to the impairment of right of use assets in calendar 2019 and 2020, cash rent abatements from landlords, declines in percentage rentals due to the decline in revenues and declines in common area maintenance charges. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of Covid-19 on leases.

Merger, acquisition and other costs. Merger, acquisition and other costs were $2.0 million during the six months ended June 30, 2020 compared to $3.5 million during the six months ended June 30, 2019, primarily due to a decline in merger related activities.

Other. Other general and administrative expense decreased 40.8% or $21.4 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to decreases in bonus expense and decreases in salaries as a result of our furlough program that began in March of 2020 and continued throughout the six months ended June 30, 2020.

Depreciation and amortization. Depreciation and amortization increased 9.2% or $15.5 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to recent capital expenditures, partially offset by lower depreciation expense on theatres impaired in calendar 2019 and 2020.

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

Other expense. Other expense of $25.6 million during the six months ended June 30, 2020 was primarily due to the decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $13.7 million, estimated credit losses related to contingent lease guarantees of $9.2 million and $2.8 million of third party financing costs related to an ongoing debt restructuring. Other expense of $6.1 million during the six months ended June 30, 2019 is primarily due to a $16.6 million expense related to the repayment of indebtedness, the decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $8.0 million, $1.0 million loss on forward currency contracts, partially offset by a decrease in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2024 of $20.6 million. See Note 1—The Company and Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense.

Interest expense. Interest expense increased $3.6 million to $169.4 million for the six months ended June 30, 2020 compared to $165.8 million during the six months ended June 30, 2019 primarily due to the issuance of $500 million of 10.5% First Lien Notes due 2025 on April 24, 2020 and borrowings under revolving credit facilities of approximately $215.0 million during the six months ended March 31, 2020 that remained outstanding as of June 30, 2020.

Equity in (earnings) loss of non-consolidated entities. Equity in loss of non-consolidated entities were $13.3 million for the six months ended June 30, 2020 compared to $(16.0) million for the six months ended June 30, 2019. The decrease in equity in earnings of $29.3 million was primarily due to decreases in equity in earnings from DCIP of $26.2 million as a result of accelerated depreciation charges for digital projectors during the six months ended June 30, 2020 and lower revenues due to the closure of theatres.

Investment expense (income).  Investment expense was $8.2 million for the six months ended June 30, 2020 compared to investment income of $(5.3) million for the six months ended June 30, 2019. Investment expense includes an impairment charge of $7.2 million related to an investment and declines in fair value of our non-qualified deferred compensation plan investments during the six months ended June 30, 2020. Investment income includes a payment of $4.0 million under the NCM tax receivable agreement for the six months ended June 30, 2019.

Income tax provision. The income tax provision was $1.5 million and $9.3 million for the six months ended June 30, 2020 and June 30, 2019, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

 Net loss. Net loss was $1,879.2 million and $84.6 million during the six months ended June 30, 2020 and June 30, 2019, respectively. Net loss during the six months ended June 30, 2020 compared to net loss for the six months ended June 30, 2019 was negatively impacted by the decrease in attendance as a result of the temporary suspension of operations at all our theatres on or before March 17, 2020, impairment charges related to long-lived assets, definite and indefinite-lived intangible assets and goodwill, increased depreciation expense, declines in investment income, declines in equity in earnings of non-consolidated entities and increases in other expense, partially offset by reduced operating expenses, lower amounts of rent expense, a decrease in income tax provision and declines in general and administrative expenses.

Theatrical Exhibition - International Markets

 Revenues. Total revenues decreased 58.2%, or $394.7 million, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Admissions revenues decreased 58.3%, or $251.1 million, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due a 58.1% decrease in attendance and a 0.6% decrease in average ticket price. The decrease in attendance was primarily due to the temporary suspension of operations at all our theatres in International markets on or before March 17, 2020. As some theatres across Europe began closing in late February 2020, attendance and revenues began to deteriorate in early March. During the latter part of the current quarter we reopened and operated 37 theatres with 359 screens in 9 different countries in our International markets. The decrease in average ticket price was primarily due to declines in foreign currency exchange rates.

Food and beverage revenues decreased 58.3%, or $100.7 million, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to the decrease in attendance.

Total other theatre revenues decreased 57.5%, or $42.9 million, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to decreases in ticket fees, income from gift cards and package tickets and screen advertising due to the decrease in attendance.

Operating costs and expenses. Operating costs and expenses increased $398.3 million, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the impairment of long-lived assets, partially offset by a decrease in operating costs and expenses due to the decrease in attendance and a decrease in average screens operated. Film exhibition costs decreased 59.4%, or $107.1 million, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 40.7% for the six months ended June 30, 2020 and 41.8% for the six months ended June 30, 2019. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in lower grossing films in the current year which typically results in lower film exhibition costs.

Food and beverage costs decreased 49.4%, or $19.2 million, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 27.4% for the six months ended June 30, 2020 and 22.5% for the six months ended June 30, 2019. Food and beverage costs included $3.2 million of charges for obsolete inventory during the six months ended June 30, 2020 due to the suspension of theatre operations.

As a percentage of revenues, operating expense was 49.5% for the six months ended June 30, 2020 and 34.5% for the six months ended June 30, 2019. Rent expense decreased 6.8%, or $9.0 million, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due primarily to declines in deferred rent expense due to the impairment of right of use assets in calendar 2019 and 2020, cash rent abatements from landlords, declines in percentage rentals due to the decline in revenues, declines in common area maintenance charges and declines in foreign currency translation rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of Covid-19 on leases.

Merger, acquisition and other costs. Merger, acquisition and other costs were $0.0 million during the six months ended June 30, 2020 compared to $3.0 million during the six months ended June 30, 2019, primarily due to a decline in merger related activities.

Other. Other general and administrative expense decreased 25.5% or $9.4 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to decreases in bonus expense and decreases in salaries as a result of our furlough program that began in March of 2020 and continued throughout the six months ended June 30, 2020 and declines in foreign currency translation rates.

Depreciation and amortization. Depreciation and amortization increased 3.0% or $1.7 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to recent capital expenditures, partially offset by lower depreciation expense on theatres impaired in calendar 2019 and 2020.

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

Other expense (income). Other income of $(5.3) million during the six months ended June 30, 2020 was primarily due to the international government assistance related to COVID-19 of $4.4 million. See Note 1—The Company and Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense.

Interest expense. Interest expense increased $0.4 million to $4.6 million for the six months ended June 30, 2020 compared to $4.2 million during the six months ended June 30, 2019 primarily due to borrowings under revolving credit facilities of approximately $110 million during the six months ended June 30, 2020 that remained outstanding as of June 30, 2020.

Equity in (earnings) loss of non-consolidated entities. Equity in loss of non-consolidated entities were $2.0 million for the six months ended June 30, 2020 compared to $(0.7) million for the six months ended June 30, 2019.

Investment income. Investment income was $0.1 million for the six months ended June 30, 2020 compared to investment income of $12.9 million for the six months ended June 30, 2019. Investment income includes a gain on the sale of our Austria theatres of $12.9 million for the six months ended June 30, 2019.

Income tax provision. The income tax provision was $60.6 million and $1.8 million for the six months ended June 30, 2020 and June 30, 2019, respectively. The increase in income tax provision is primarily due to the recording of international valuation allowances against deferred tax assets held in Spain of $40.1 million and Germany of $33.1 million, partially offset by income tax benefit from net losses incurred in International markets during the six months ended June 30, 2020 that are projected to offset previously unabsorbed deferred tax liabilities in International markets. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings (loss). Net earnings (loss) was $(858.3) million and $3.8 million during the six months ended June 30, 2020 and June 30, 2019, respectively. Net loss during the six months ended June 30, 2020 compared to net earnings for the six months ended June 30, 2019 was negatively impacted by the decrease in attendance as a result of the temporary suspension of operations at all our theatres on or before March 17, 2020,impairment charges related to long-lived assets, definite and indefinite-lived intangible assets and goodwill increased depreciation expense, increased income tax provision, declines in investment income and declines in equity in earnings of non-consolidated entities, partially offset by reduced operating expenses, lower amounts of rent expense, declines in general and administrative expenses and increases in other income.

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

We had working capital deficits (excluding restricted cash) as of June 30, 2020 and December 31, 2019 of $1,041.9 million and $1,270.6 million, respectively. As of June 30, 2020 and December 31, 2019, working capital included operating lease liabilities of $581.5 million and $585.8 million, respectively, and deferred revenues of $406.1 million and $449.2 million, respectively. We have borrowed all available amounts under our Revolving Credit Facility to meet obligations as they come due. As of June 30, 2020, we had borrowed $213.2 million (the full availability net of letters of credit) under our $225.0 million Senior Secured Revolving Credit Facility. We also maintain a revolving credit facility due February 14, 2022 at our Odeon subsidiary (the “Odeon Revolver”). As of June 30, 2020, we had borrowed $108.8 million (the full availability net of letters of credit) under our £100.0 million Odeon Revolver ($122.9 million based on the foreign currency translation rate of 1.2287 on June 30, 2020).

In response to the COVID-19 pandemic, the Company has taken and is continuing to take significant steps to preserve cash by eliminating non-essential costs, including reductions to executive compensation and elements of our fixed cost structure:

●	Suspended non-essential operating expenditures, including marketing & promotional and travel and entertainment expenses; and where possible, for example: utilities, reduced essential operating expenditures to minimum levels necessary while theatres are closed.
●	Terminated or deferred all non-essential capital expenditures to minimum levels necessary while theatres are closed.
●	Implemented measures to reduce corporate-level employment costs, including full or partial furloughs of all corporate-level Company employees, including senior executives, with individual work load and salary reductions ranging from 20% to 100%; cancellation of pending annual merit pay increases; and elimination or reduction of non-healthcare benefits.
●	All domestic theatre-level crew members have been fully furloughed and theatre-level management has been reduced to the minimum level necessary to begin resumption of operations when permitted. Similar efforts to reduce theatre-level and corporate employment costs are being undertaken internationally consistent with applicable laws across the jurisdictions in which the Company operates.
●	Working with our landlords, vendors, and other business partners to manage, defer, and/or abate the related rent expenses and operating expenses during the disruptions caused by the COVID-19 pandemic and beyond.
●	Introduced an active cash management process, which, among other things, requires senior management approval of all outgoing payments.
●	Since April 24, 2020, we have been prohibited from making dividend payments in accordance with the covenant suspension conditions in our Senior Secured Credit Agreement. We have also previously elected to decrease the dividends paid in the first quarter of 2020 by $0.17 per share when compared to the first quarter of 2019. The cash savings as a result of the prior decrease and current prohibition on making dividend payments was $38.3 million during the six months ended June 30, 2020 in comparison to the six months ended June 30, 2019.
●	We are prohibited from making purchases under our recently authorized stock repurchase program in accordance with the covenant suspension conditions in our Senior Secured Credit Agreement.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. Based on our preliminary analysis of the CARES Act, we expect to recognize the following benefits:

●	Approximately $17.4 million of cash tax refunds from overpayments and refundable alternative minimum tax credits with the filing of our 2019 federal tax return, amending 2018 state tax returns and filing 2019 state tax returns in which the Company expects a refund.
●	Deferral of social security payroll tax matches that would otherwise be required in 2020.
●	Receipt of a payroll tax credit in 2020 for expenses related to paying wages and health benefits to employees who are not working as a result of temporarily suspended operations and reduced receipts associated with COVID-19.

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

We believe our cash balance as of June 30, 2020, cash generated from operating activities, the proceeds from the issuance on July 31, 2020 of $300.0 million, prior to deducting discounts and cash premiums based on contract assumptions and estimates of $36 million, of new 10.5% Senior Secured Notes due 2026 (the “First Lien Notes due 2026) and the closing of the exchange offer on July 31, 2020 (the “Exchange Offers”) (which allowed us to extend maturities on approximately $1.7 billion of debt to 2026, most of which was maturing in 2024 and 2025 previously, with interest due for the coming 12 to 18 months on the exchanged senior subordinated notes expected to be paid all or in part on an in-kind basis pursuant to the terms of the 10%/12% Cash/PIK Toggle Second Lien Subordinated Secured Notes due 2026 (the “Second Lien Notes due 2026”), thereby generating a further near-term cash savings for us of between approximately $120 million to $180 million) may provide sufficient liquidity to fund operations and essential capital expenditures for the next 12 months. Further, as discussed in Note 6—Corporate Borrowings, our lenders have granted relief from the maintenance covenants in the revolving credit agreements and we believe we will maintain compliance with all financial debt covenants for the next 12 months. See Note 14—Subsequent Events in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for information regarding the exchange offer and the incremental 10.5% First Lien Notes due 2026 in new funding.

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

As of June 30, 2020, we were in compliance with all financial debt covenants.

Cash Flows from Operating Activities

Cash flows provided by (used in) operating activities, as reflected in the condensed consolidated statements of cash flows, were $(415.9) million and $153.6 million during the six months ended June 30, 2020 and June 30, 2019, respectively. The decrease in cash flows provided by operating activities was primarily due to decreased attendance levels and temporary suspension of operations at all of our theatres on or before March 17, 2020, which resulted in lower operating results during the six months ended June 30, 2020 and higher payments for accounts payable primarily due to timing.

Cash Flows from Investing Activities

Cash flows used in investing activities, as reflected in the condensed consolidated statements of cash flows, were $131.5 million and $221.3 million during the six months ended June 30, 2020 and June 30, 2019, respectively. Cash outflows from investing activities include capital expenditures of $126.7 million and $229.9 million during the six months ended June 30, 2020 and June 30, 2019, respectively. Our capital expenditures primarily consisted of strategic growth initiatives and remodels, capital improvements to existing locations in our theatre circuit, and technology upgrades. During the six months ended June 30, 2020, cash flows used in investing activities included an additional investment in SCC, a non-consolidated entity of $9.3 million and proceeds from the disposition of assets of $3.7 million primarily related to three properties. During the six months ended June 30, 2019, cash inflows from investing activities included the proceeds from the disposition of long-term assets of $21.3 million primarily from the sale of theatres located in Austria of $15.3 million and disposition of assets of $6.0 million, partially offset by cash outflows of $11.8 million for the acquisition of assets related to four theatres in the U.S. markets.

We fund the costs of constructing, maintaining and remodeling our theatres through existing cash balances, cash generated from operations, landlord contributions, or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for the construction costs. We terminated or deferred all non-essential capital expenditures to minimum levels necessary while theatres are closed. We expect capital expenditures (net of landlord contributions) to be between $130 million and $160 million for calendar year 2020, which includes $101.8 million net spend during the six months ended June 30, 2020.

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities, as reflected in the condensed consolidated statements of cash flows, were $785.9 million and $(54.5) million during the six months ended June 30, 2020 and June 30, 2019, respectively. The increase in cash flows from financing activities during the six months ended June 30, 2020 compared to June 30, 2019 was primarily due to the borrowings under our First Lien Notes due 2025, revolving credit facilities and the reduction in cash dividends paid.

Borrowings under our First Lien Notes due 2025 and revolving credit facilities were $490.0 million and $322.8 million, respectively, during the six months ended June 30, 2020.

During the six months ended June 30, 2019, cash inflows from financing activities included the proceeds from the issuance of $1,990.0 million of Term Loan due 2026, offset by cash outflows for the repayment of the Term Loan due 2022 of $849.8 million, repayment of the Term Loan due 2023 of $488.7 million, repayments of the 6.0% Senior Secured Notes due 2023 of $230.0 million, and payment of the 5.875% Senior Subordinated Notes due 2023 of $375.0 million. Call premiums paid related to the repayment of the 6.0% Senior Secured Notes due 2023 and the 5.875% Senior Subordinated Notes due 2022 were $15.9 million and debt financing costs paid were $11.2 million.

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

During the six months ended June 30, 2020 and June 30, 2019, we paid dividends and dividend equivalents of $4.3 million and $42.6 million, respectively. As of June 30, 2020, we accrued $1.1 million for the remaining unpaid dividend equivalents. As of April 24, 2020, we are prohibited from making dividend payments in accordance with the covenant suspension conditions in our Senior Secured Credit Agreement.

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

Senior Subordinated Debt Exchange Offers. On July 31, 2020, we closed our previously announced Exchange offers for any and all of our outstanding Existing Subordinated Notes in exchange for newly issued Second Lien Notes due 2026 and reduced the principal amounts of our debt by approximately $555 million, which represented approximately 24.1% of the principal amount of the Existing Subordinated Notes. We raised $300 million in additional cash from the issuance of First Lien Notes due 2026 prior to deducting discounts and cash premiums based on contract assumptions and estimates of $36 million. Additionally, certain backstop purchasers in the Offering of the First Lien Notes due 2026 that participated in the Exchange Offer received 5 million Class A common shares. The closing of the Exchange Offers also allowed us to extend maturities on approximately $1.7 billion of debt to 2026, most of which was maturing in 2024 and 2025 previously. Interest due for the coming 12 to 18 months on the Second Lien Notes due 2026 is expected to be paid all or in part on an in-kind basis, thereby generating a further near-term cash savings for us of between approximately $120 million and $180 million.

In connection with the Exchange Offers, we also received consents (the ”Consent Solicitations”) from eligible holders of the Existing Subordinated Notes to amend the indentures governing the Existing Subordinated Notes among other things, (i) release the existing subsidiary guarantees of the Existing Subordinated Notes, (ii) eliminate substantially all of the restrictive covenants, certain affirmative covenants and certain events of default contained in the indentures governing the Existing Subordinated Notes, and (iii) makes other conforming changes to internally conform to certain proposed amendments.

Under ASC 840-470-60, Troubled Debt Restructurings by Debtors, we believe the exchange of approximately $2,017.5 million principal amount of our senior subordinated notes for approximately $1,462.3 million principal amount of second lien secured debt will represent a troubled debt restructuring (“TDR”) as we were experiencing financial difficulties and the lenders granted a concession. We do not expect the TDR will result in a gain recognition, a new effective interest rate will be established based on the carrying value of the senior subordinated notes and we expect new fees paid to third parties of approximately $29.7 million will be expensed. We are currently evaluating the impact on our consolidated financial statements.

See Note 6—Corporate Borrowings and Note 14—Subsequent Events in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information regarding the above.

Contractual Obligations, Commitments and Contingencies

We have commitments and contingencies for financing leases, corporate borrowings, operating leases, capital related betterments and pension funding that were summarized in a table in our Annual Report on Form 10–K for the year ended December 31, 2019. Except as set forth above with respect to borrowings under our revolving lines of credit and the issuance of the First Lien Notes due 2025, since December 31, 2019, there have been no material changes to the commitments and contingencies outside of the ordinary course of business. See Note 6—Corporate Borrowings in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information, including a table that provides the principal payments required and maturities of corporate borrowings as of June 30, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, our financial results are exposed to fluctuations in interest rates and foreign currency exchange rates. In accordance with applicable guidance, we presented a sensitivity analysis showing the potential impact to net income of changes in interest rates and foreign currency exchange rates. For the six months ended June 30, 2020 and June 30, 2019, our analysis utilized a hypothetical 100 basis-point increase or decrease to the average interest rate on our variable rate debt instruments to illustrate the potential impact to interest expense of changes in interest rates. For the six months ended June 30, 2020 and June 30, 2019, our analysis utilized a hypothetical 100 basis-point increase or decrease to market interest rates on our fixed rate debt instruments to illustrate the potential impact to fair value of changes in interest rates.

Similarly, for the same period, our analysis used a uniform and hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net income of changes in foreign exchange rates. These market risk instruments and the potential impacts to the condensed consolidated statements of operations are presented below.

Market risk on variable-rate financial instruments. At June 30, 2020 and June 30, 2019, we maintained a Senior Secured Credit Facility comprised of a $225.0 million revolving credit facility and $2,000.0 million of Term Loan due 2026. The Senior Secured Credit Facility provides for borrowings at a rate per annum equal to, at our option, either (i) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, or (b) the prime rate of Citi or (ii) the LIBOR + 3.0%. The rate in effect for the outstanding Term Loan due 2026 was 4.08% per annum at June 30, 2020 and 5.23% per annum at June 30, 2019. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At June 30, 2020, we had an aggregate principal balance of $213.2 million under our revolving credit facility, $108.8 million under the Odeon Revolver Credit Facility, and had an aggregate principal balance of $1,975.0 million outstanding under the Term Loan due 2026. A 100-basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility and the Odeon Revolver Credit Facility by $11.5 million during the six months ended June 30, 2020. At June 30, 2019, we had no variable-rate borrowings outstanding under our revolving credit facility and had an aggregate principal balance of $1,995.0 million outstanding under the Term Loan due 2026. A 100-basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $9.8 million during the six months ended June 30, 2019.

Market risk on fixed-rate financial instruments. Included in long-term corporate borrowings at June 30 2020 were principal amounts of $500.0 million of our First Lien Notes due 2025, $600.0 million of our Convertible Notes due 2024, $600.0 million of our Notes due 2025, $595.0 million of our Notes due 2026, $475.0 million of our Notes due 2027, and £500.0 million ($614.4 million) of our Sterling Notes due 2024. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $45.5 million and $(43.5) million, respectively, during the six months ended June 30, 2020.

Included in long-term corporate borrowings at June 30 2019 were principal amounts of $600.0 million of our Convertible Notes due 2024, $600.0 million of our Notes due 2025, $595.0 million of our Notes due 2026, $475.0 million of our Notes due 2027, and £500.0 million ($635.0 million) of our Sterling Notes due 2024. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $138.6 million and $(130.2) million, respectively, during the six months ended June 30, 2019.

Foreign currency exchange rate risk. We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our ownership of Odeon and Nordic. Odeon’s revenues and operating expenses are transacted in British Pounds and Euros, and Nordic’s revenues and operating expenses are transacted primarily in Swedish Krona and Euros. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If Odeon and Nordic operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for Odeon and Nordic. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our ownership in Odeon and Nordic as of June 30, 2020, holding everything else constant, a hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net income (loss) of changes in foreign exchange rates would decrease the aggregate net loss of our International theatres for the six months ended June 30, 2020 by approximately $85.8 million. Based upon our ownership in Odeon and Nordic as of June 30, 2019, holding everything else constant, a hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net income (loss) of changes in foreign exchange rates would decrease the aggregate net earnings of our International theatres for the six months ended June 30, 2019 by approximately $0.4 million.

Our foreign currency translation rates decreased by approximately 2.9% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, which did not significantly impact our consolidated net loss for the six months ended June 30, 2020.

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

Item 1A. Risk Factors

Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10–K for the year ended December 31, 2019 and Part II Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, which sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. There have been no material changes to the risk factors contained in our Quarterly Report on Form 10-Q for the three months ended June 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

Purchases of Equity Securities
Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be
			Part of Publicly	Purchased Under the
	Total Number of	Average Price Paid	Announced Plans or	Plans or Program (a)
Period	Shares Purchased	Per Share	Programs (a)	(in millions)
February 27, 2020 through June 30, 2020 (1)	—	$—	—	$200.0
Total	—		—
(1)	As announced on February 27, 2020, our Board of Directors authorized a share repurchase program for an aggregate purchase of up to $200.0 million of our common stock. As of June 30, 2020, $200.0 million remained available for repurchase under this plan. Also, as of April 24, 2020, the Company is prohibited from making purchases under its recently authorized stock repurchase program in accordance with the covenant suspension conditions in its Senior Secured Credit Agreement. A three-year time limit had been set for the completion of this program, expiring February 26, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1.1

Third Amended and Restated Certificate of Incorporation of AMC Entertainment Holdings, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on December 23, 2013).

3.1.2

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of AMC Entertainment Holdings, Inc., dated as of July 29, 2020 (incorporated by reference from Exhibit 3.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

3.2.1

Third Amended and Restated Bylaws of AMC Entertainment Holdings, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on November 22, 2013, as amended).

3.2.2

Amendment to the Third Amended and Restated Bylaws of AMC Entertainment Holdings, Inc., effective as of July 29, 2020 (incorporated by reference from Exhibit 3.2 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

4.1

Indenture, dated as of April 24, 2020, among AMC Entertainment Holdings, Inc. the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent, including the form of the 10.5% First Lien Notes due 2025 (incorporated by reference from Exhibit 4.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on April 24, 2020).

4.2

Second Supplemental Indenture with respect to $600 million principal amount of 2.95% Convertible Senior Notes due 2024, dated as of April 24, 2020, between AMC Entertainment Holdings, Inc. and U.S. bank National Association, as trustee (incorporated by reference from Exhibit 4.2 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on June 9, 2020.

4.3

Seventh Amendment to Credit Agreement, dated as of April 23, 2020, by and among AMC Entertainment Holdings, Inc., lenders from time to time party thereto and Citicorp North America, Inc., as administrative agent (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on April 24, 2020).

4.4

Indenture by and among AMC Entertainment Holdings, Inc., the guarantors party thereto and GLAS Trust Company LLC, as trustee and collateral agent, dated as of July 31, 2020 (incorporated by reference from Exhibit 4.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

4.5

Form of 10%/12% Cash/PIK Toggle Second Lien Subordinated Secured Notes due 2026 (incorporated by reference from Exhibit 4.2 (and is included in Exhibit 4.1) to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

4.6

Indenture by and among AMC Entertainment Holdings, Inc., the guarantors party thereto and GLAS Trust Company LLC, as trustee and collateral agent, dated as of July 31, 2020 (incorporated by reference from Exhibit 4.3 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

4.7

Form of 10.500% Senior Secured Notes due 2026 (incorporated by reference from Exhibit 4.4 (and is included in Exhibit 4.3) to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

4.8

Indenture by and among AMC Entertainment Holdings, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent, dated as of July 31, 2020 (incorporated by reference from Exhibit 4.5 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

4.9

Form of 10.500% Senior Secured Notes due 2026 (incorporated by reference from Exhibit 4.6 (and is included in Exhibit 4.5) to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

4.10

Amended and Restated Indenture by and among AMC Entertainment Holdings, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent, dated as of July 31, 2020 (incorporated by reference from Exhibit 4.7 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

4.11

Form of 2.95% Convertible Senior Secured Notes due 2026 (incorporated by reference from Exhibit 4.8 (and is included in Exhibit 4.7) to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

4.12

Fourth Supplemental Indenture by and among AMC Entertainment Holdings, Inc. and U.S. Bank National Association, as trustee, dated as of July 31, 2020 (incorporated by reference from Exhibit 4.9 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

4.13

Second Supplemental Indenture by and among AMC Entertainment Holdings, Inc. and U.S. Bank National Association, as trustee, dated as of July 31, 2020 (incorporated by reference from Exhibit 4.10 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

4.14

Second Supplemental Indenture by and among AMC Entertainment Holdings, Inc. and U.S. Bank National Association, as trustee, dated as of July 31, 2020 (incorporated by reference from Exhibit 4.11 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

4.15

Registration Rights Agreement by and among AMC Entertainment Holdings, Inc. and the Backstop Parties, dated as of July 31, 2020 (incorporated by reference from Exhibit 4.12 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

10.1	Transaction Support and Standstill Agreement, dated July 10, 2020 (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 10, 2020).

10.2	Backstop Commitment Agreement, dated July 10, 2020 (incorporated by reference from Exhibit 10.2 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 10, 2020).

10.3	Commitment, Transaction Support and Fee Letter, dated July 10, 2020 (incorporated by reference from Exhibit 10.3 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 10, 2020).

10.4

Second Amendment to the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan, approved as of July 29, 2020 (incorporated by reference from exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

10.5

First Lien/Second Lien Intercreditor Agreement, by and among AMC Entertainment Holdings, Inc., the guarantors party thereto and the Collateral Agents, dated as of July 31, 2020 (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

10.6

Joinder No. 1 to First Lien Intercreditor Agreement, by and among AMC Entertainment Holdings, Inc., the guarantors party thereto, the First Lien Credit Facilities Collateral Agent, the Additional Silver Lake First Lien Notes Collateral Agent, the New First Lien Notes Collateral Agent and the Convertible First Lien Notes Collateral Agent, dated as of July 31, 2020 (incorporated by reference from Exhibit 10.2 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

10.7

Eighth Amendment to the Credit Agreement, by and among AMC Entertainment Holdings, Inc., the lenders party thereto and Citigroup North America, Inc. as administrative agent, dated as of July 31, 2020 (incorporated by reference from Exhibit 10.3 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

*10.8	Amended and Restated Investment Agreement by and among AMC Entertainment Holdings, Inc., SLA CM Avatar Holdings, L.P., and Sargas Investment Pte. Ltd, dated as of July 31, 2020.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*32.1	Section 906 Certifications of Adam M. Aron (Chief Executive Officer) and Sean D. Goodman (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

**101.INS	Inline XBRL Instance Document

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

**104	Cover Page Interactive Data File (formatted as inline XBRL and contained as Exhibit 101)

*      Filed herewith

**    Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT HOLDINGS, INC.

Date: August 6, 2020	/s/ Adam M. Aron
Adam M. Aron
Chief Executive Officer, Director and President

Date: August 6, 2020	/s/ Sean D. Goodman
Sean D. Goodman
Executive Vice President and Chief Financial Officer