Form 10-Q
period 2020-09-30
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2020-11-04
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock	AMC	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of shares outstanding as of October 30, 2020
Class A common stock Class B common stock	85,624,174 51,769,784

AMC ENTERTAINMENT HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions, except share and per share amounts)	2020	2019	2020	2019

	(unaudited)		(unaudited)
Revenues
Admissions	$62.9	$797.3	$631.8	$2,424.3
Food and beverage	29.1	420.0	317.6	1,281.3
Other theatre	27.5	99.5	130.5	317.7
Total revenues	119.5	1,316.8	1,079.9	4,023.3
Operating costs and expenses
Film exhibition costs	26.6	416.8	298.5	1,264.6
Food and beverage costs	8.8	67.2	66.7	205.1
Operating expense, excluding depreciation and amortization below	192.1	419.0	663.8	1,259.2
Rent	214.3	238.7	676.2	726.6
General and administrative:
Merger, acquisition and other costs	1.0	4.7	3.0	11.2
Other, excluding depreciation and amortization below	32.7	37.5	91.3	126.9
Depreciation and amortization	123.5	112.1	365.7	337.1
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill	195.9	—	2,047.8	—
Operating costs and expenses	794.9	1,296.0	4,213.0	3,930.7
Operating income (loss)	(675.4)	20.8	(3,133.1)	92.6
Other expense (income):
Other expense (income)	125.0	(1.3)	145.3	5.1
Interest expense:
Corporate borrowings	82.8	73.2	233.7	218.7
Finance lease obligations	1.4	1.8	4.5	6.0
Non-cash NCM exhibitor services agreement	10.1	10.1	30.1	30.4
Equity in (earnings) loss of non-consolidated entities	10.6	(7.5)	25.9	(24.2)
Investment expense (income)	(4.1)	(0.5)	4.0	(18.7)
Total other expense, net	225.8	75.8	443.5	217.3
Loss before income taxes	(901.2)	(55.0)	(3,576.6)	(124.7)
Income tax provision (benefit)	4.6	(0.2)	66.7	10.9
Net loss	(905.8)	(54.8)	(3,643.3)	(135.6)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net loss attributable to AMC Entertainment Holdings, Inc.	$(905.8)	$(54.8)	$(3,643.3)	$(135.6)
Loss per share attributable to AMC Entertainment Holdings, Inc.'s common stockholders:
Basic	$(8.41)	$(0.53)	$(34.56)	$(1.31)
Diluted	$(8.41)	$(0.53)	$(34.56)	$(1.31)
Average shares outstanding:
Basic (in thousands)	107,695	103,850	105,428	103,826
Diluted (in thousands)	107,695	103,850	105,428	103,826

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2020	2019	2020	2019

	(unaudited)		(unaudited)
Net loss	$(905.8)	$(54.8)	$(3,643.3)	$(135.6)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	11.4	(68.2)	(26.8)	(102.9)
Realized loss on foreign currency transactions reclassified into other expense	—	—	—	0.6
Pension adjustments:
Realized net loss reclassified into other expense, net of tax	0.2	0.1	0.9	0.2
Equity method investee's cash flow hedge:
Unrealized net holding loss arising during the period	—	—	—	(0.1)
Other comprehensive income (loss)	11.6	(68.1)	(25.9)	(102.2)
Total comprehensive loss	(894.2)	(122.9)	(3,669.2)	(237.8)
Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
Comprehensive loss attributable to AMC Entertainment Holdings, Inc.	$(894.2)	$(122.9)	$(3,669.2)	$(237.8)

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$417.9	$265.0
Restricted cash	10.9	10.5
Receivables, net	97.5	254.2
Other current assets	82.3	143.4
Total current assets	608.6	673.1
Property, net	2,332.5	2,649.2
Operating lease right-of-use assets, net	4,475.8	4,796.0
Intangible assets, net	164.5	195.3
Goodwill	2,874.4	4,789.1
Deferred tax asset, net	0.6	70.1
Other long-term assets	419.8	503.0
Total assets	$10,876.2	$13,675.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$376.9	$543.3
Accrued expenses and other liabilities	268.9	324.6
Deferred revenues and income	400.9	449.2
Current maturities of corporate borrowings	20.0	20.0
Current maturities of finance lease liabilities	10.5	10.3
Current maturities of operating lease liabilities	511.0	585.8
Total current liabilities	1,588.2	1,933.2
Corporate borrowings	5,803.8	4,733.4
Finance lease liabilities	84.2	89.6
Operating lease liabilities	4,909.4	4,913.8
Exhibitor services agreement	542.0	549.7
Deferred tax liability, net	43.4	46.0
Other long-term liabilities	240.6	195.9
Total liabilities	13,211.6	12,461.6
Commitments and contingencies
Stockholders’ equity (deficit):
AMC Entertainment Holdings, Inc.'s stockholders' equity:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 61,882,218 shares issued and 58,149,593 outstanding as of September 30, 2020; 55,812,702 shares issued and 52,080,077 outstanding as of December 31, 2019)	0.6	0.5
Class B common stock ($.01 par value, 51,769,784 shares authorized, issued and outstanding as of September 30, 2020 and December 31, 2019)	0.5	0.5
Additional paid-in capital	2,125.0	2,001.9
Treasury stock (3,732,625 shares as of September 30, 2020 and December 31, 2019, at cost)	(56.4)	(56.4)
Accumulated other comprehensive loss	(52.0)	(26.1)
Accumulated deficit	(4,387.8)	(706.2)
Total AMC Entertainment Holdings, Inc.'s stockholders’ equity (deficit)	(2,370.1)	1,214.2
Noncontrolling interests	34.7	—
Total equity (deficit)	(2,335.4)	1,214.2
Total liabilities and stockholders’ equity (deficit)	$10,876.2	$13,675.8

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In millions)	September 30, 2020	September 30, 2019

Cash flows from operating activities:	(unaudited)
Net loss	$(3,643.3)	$(135.6)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	365.7	337.1
Deferred income taxes	65.2	7.0
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill	2,047.8	—
Amortization of net discount (premium) on corporate borrowings to interest expense	(4.2)	8.1
Amortization of deferred financing costs to interest expense	11.6	11.8
PIK interest expense	29.8	—
Non-cash portion of stock-based compensation	9.5	11.5
Gain on dispositions	(3.3)	(16.0)
(Gain) loss on derivative asset and derivative liability	109.0	(15.4)
Loss on repayment of indebtedness	—	16.6
Equity in (earnings) loss from non-consolidated entities, net of distributions	40.3	(10.2)
Landlord contributions	31.9	89.0
Other non-cash rent	(1.7)	19.5
Deferred rent	(8.1)	(45.3)
Net periodic benefit cost	0.8	1.3
Change in assets and liabilities:
Receivables	165.3	93.8
Other assets	67.3	(3.2)
Accounts payable	(121.2)	(101.2)
Accrued expenses and other liabilities	17.2	(55.4)
Other, net	48.8	(3.2)
Net cash provided by (used in) operating activities	(771.6)	210.2
Cash flows from investing activities:
Capital expenditures	(156.0)	(348.2)
Acquisition of theatre assets	—	(11.8)
Proceeds from disposition of long-term assets	8.6	21.4
Investments in non-consolidated entities, net	(9.3)	(9.5)
Other, net	1.9	(0.3)
Net cash used in investing activities	(154.8)	(348.4)
Cash flows from financing activities:
Proceeds from issuance of Term Loan due 2026	—	1,990.0
Payment of principal Senior Secured Notes due 2023	—	(230.0)
Payment of principal Senior Subordinated Notes due 2022	—	(375.0)
Call premiums paid for Senior Secured Notes due 2023 and Senior Subordinated Notes due 2022	—	(15.9)
Principal payment of Term Loans due 2022 and 2023	—	(1,338.5)
Proceeds from issuance of First Lien Notes due 2025	490.0	—
Proceeds from issuance of First Lien Notes due 2026	270.0	—
Borrowings (repayments) under revolving credit facilities	322.2	(1.7)
Scheduled principal payments under Term Loans	(15.0)	(16.9)
Proceeds from Class A common stock issuance	2.8	—
Proceeds from sale of noncontrolling interest	37.5	—
Principal payments under finance lease obligations	(4.5)	(8.5)
Cash used to pay for deferred financing costs	(15.2)	(11.7)
Cash used to pay dividends	(4.3)	(63.4)
Taxes paid for restricted unit withholdings	(1.0)	(1.3)

Net cash provided by (used in) financing activities	1,082.5	(72.9)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2.8)	(2.3)
Net increase (decrease) in cash and cash equivalents and restricted cash	153.3	(213.4)
Cash and cash equivalents and restricted cash at beginning of period	275.5	324.0
Cash and cash equivalents and restricted cash at end of period	$428.8	$110.6
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (including amounts capitalized of $0.8 million and $0.6 million)	$182.1	$184.1
Income taxes received, net	$(9.6)	$0.1
Schedule of non-cash activities:
Investment in NCM	$3.8	$1.6
Construction payables at period end	$32.5	$89.1

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

As of September 30, 2020 and October 30, 2020, Wanda owned approximately 47.10% and 37.68% of Holdings’ outstanding common stock, respectively, and 72.76% and 64.46%, respectively, of the combined voting power of Holdings’ outstanding common stock and has the power to control Holdings’ affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), entering into mergers, sales of substantially all of the Company’s assets and other transactions.

Temporarily Suspended Operations. As of March 17, 2020, the Company temporarily suspended all theatre operations in its U.S. markets and International markets in compliance with local, state, and federal governmental restrictions and recommendations on social gatherings to prevent the spread of COVID-19 and as a precaution to help ensure the health and safety of the Company’s guests and theatre staff. As a result of these temporarily suspended operations, the Company’s revenues and expenses for the three and nine months ended September 30, 2020 are significantly lower than the revenues and expenses for the three and nine months ended September 30, 2019.

Industry Box Office. The North American industry box office has been significantly impacted by COVID-19 in the third quarter ending September 30, 2020. Although certain states authorized the reopening of theatres as early as June 2020, with limited seating capacities and social distancing guidelines, some states, including California, New York, and Maryland, remain partially closed for theatrical exhibition as of the end of October 2020. As a result, studios have postponed new film releases or moved them to the home video market, and movie release dates may continue to move in the future. Major movie releases that were previously scheduled to be released in the fourth quarter have either been rescheduled for 2021 or slated for direct to streaming in lieu of a theatrical release, leaving a reduced slate of movie releases for the remainder of the year, and release dates may continue to move. Certain competitors have decided to temporarily reclose their theatres in light of the ongoing pandemic and the reduced slate of movie releases, which may further exacerbate the trend described above. On October 23, 2020, the Company resumed operations at several AMC locations throughout the state of New York as a result of the state government allowing movie theatres to reopen throughout much of the state. The combination of theatre reopening restrictions and limited new film distribution has resulted in a significantly lower industry box office for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. In response to the current low attendance levels, the Company has made adjustments to theatre operating hours to align screen availability and associated theatre operating costs with attendance levels for each theatre. The Company has also introduced AMC Private Screening, which allows movie goers to reserve a separate AMC Safe & CleanTM auditorium for a private screening for up to 20 people, starting at $99 plus tax.

Update on Theatre Reopenings-U.S. markets. The Company’s theatre operations in the U.S. markets remained suspended for the entire second quarter ended June 30, 2020. The Company resumed limited operations in its U.S. markets in late August 2020 with the initial 115 theatre reopenings occurring on August 20, 2020. The Company reopened 170 additional theatres on August 26, 2020, and 142 additional theatres on September 4, 2020. As of September 30, the Company had resumed operations at 467 U.S. theatres, with limited seating capacities of between 25% and 40%, representing approximately 78% of the U.S. theatres and 73% of 2019 U.S. same-theatre revenue. Since the resumption of operations in its U.S. markets, the Company has served more than 1,973,000 guests as of September 30, 2020, representing a same-theatre attendance decline of approximately 83% compared to the same period a year ago. As of the end of October 2020, the Company operated approximately 539 of its 600 U.S. theatres, with limited seating capacities. The remaining 10% of the U.S. theatres left to reopen are primarily located in

California, Maryland, and New York, and include some of the Company’s most productive theatres, representing approximately 15% of 2019 U.S. same theatre revenue. In regions where theatres are not yet able to open, the Company continues to have productive discussions with local and state government authorities about the appropriate timing for a resumption of operations.

Update on Theatre Reopenings-International markets. The Company resumed limited operations in the International markets in early June. As of June 30, 2020, the Company had resumed operations at 37 theatres, with limited seating capacities, in nine countries and recorded attendance of 100,000 guests in June. As of July 31, 2020, the Company had resumed operations at 182 leased and partnership theatres. As of September 30, 2020, the Company had resumed operations at 321 leased and partnership theatres. This represents approximately 91% of the Company’s international theatres and approximately 93% of 2019 international same-theatre revenue. Seating capacity at the reopened international theatres remains limited to between 25% and 50% of capacity to ensure social distancing for guests. Since the resumption of operations in its International markets on June 3, 2020, the Company’s theatres have served more than 4,637,000 guests as of September 30, 2020, representing a same-theatre attendance decline of approximately 74% compared to the same period a year ago. As of the end of October 2020, the Company operated 261 of its 358 international theatres. The reduction in open international theatres between September 30, 2020 and October 30, 2020 is a result of a recent resurgence of COVID-19 cases in its International markets. Italy, Germany, Spain, Ireland and the UK have announced or enacted plans to reinstitute national or regional lockdowns to protect their citizenry. As a result, the Company plans to close or has closed some or all of its previously reopened theatres in these countries, depending on the respective mandate. The Company expects to reopen these theatres when the respective mandate has been lifted and it is safe to do so and permissible under local, provincial as well as national guidelines.

Liquidity. In response to the COVID-19 pandemic, the Company has taken and is continuing to take significant steps to preserve cash by eliminating non-essential costs, including reductions to executive cash compensation and elements of its fixed cost structure:

●	Suspended non-essential operating expenditures, including marketing & promotional and travel and entertainment expenses; and where possible, for example: utilities, reduced essential operating expenditures to minimum levels necessary while theatres are closed.
●	Terminated or deferred all non-essential capital expenditures to minimum levels necessary while theatres are closed.
●	Implemented measures to reduce corporate-level employment costs, including full or partial furloughs of all corporate-level Company employees, including senior executives, with individual work load and salary reductions ranging from 20% to 100%; cancellation of pending annual merit pay increases; and elimination or reduction of non-healthcare benefits.
●	All domestic theatre-level crew members were fully furloughed and theatre-level managements’ hours were reduced to the minimum levels necessary to begin resumption of operations when permitted. Similar efforts to reduce theatre-level and corporate employment costs were undertaken internationally consistent with applicable laws across the jurisdictions in which the Company operates. As the Company resumed limited operations, employment costs increased.
●	Working with the Company’s landlords, vendors, and other business partners to manage, defer, and/or abate the related rent expenses and operating expenses during the disruptions caused by the COVID-19 pandemic.
●	Introduced an active cash management process, which, among other things, requires senior management approval of all outgoing payments.
●	Since April 24, 2020, the Company has been prohibited from making dividend payments in accordance with the covenant suspension conditions in its Senior Secured Credit Facility Agreement. The Company had also previously elected to decrease the dividend paid in the first quarter of 2020 by $0.17 per share when compared to the first quarter of 2019. The cash savings as a result of the prior decrease and current prohibition on making dividend payments was $59.1 million during the nine months ended September 30, 2020 in comparison to the nine months ended September 30, 2019.
●	The Company is prohibited from making purchases under its recently authorized stock repurchase program in accordance with the covenant suspension conditions in its Senior Secured Credit Facility Agreement.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. Based on the Company’s analysis of the CARES Act, the Company expects to recognize the following benefits:

●	Approximately $17.4 million of cash tax refunds from overpayments and refundable alternative minimum tax credits with the filing of the Company’s 2019 federal tax return, amending 2018 state tax returns and filing 2019 state tax returns in which the Company expects a refund. Thus far in 2020, the Company has received approximately $7.1 million of cash tax refunds.
●	Deferral of social security payroll tax matches that would otherwise be required in 2020.
●	Receipt of a payroll tax credit in 2020 for expenses related to paying wages and health benefits to employees who are not working as a result of temporarily suspended operations and reduced receipts associated with COVID-19.

The Company intends to seek any available potential benefits, including loans, investments or guarantees, under future government programs for which the Company qualifies domestically and internationally, including those described above. The Company has taken advantage of many forms of governmental assistance internationally including but not limited to revenue and fixed cost reimbursements, payroll subsidies, rent support programs, direct grants, and property tax holidays. The Company cannot predict the manner in which such benefits will be allocated or administered, and the Company cannot assure the reader that it will be able to access such benefits in a timely manner or at all.

During the three months ended September 30, 2020, the Company exchanged more than 87% of its senior subordinated notes for newly issued 10%/12% Cash/PIK Toggle Second Lien Subordinated Secured Notes due 2026 (the “Second Lien Notes due 2026”), thereby generating a near-term cash savings for the Company of between approximately $120 million to $180 million as a result of the ability to pay interest in kind on the Second Lien Notes due 2026 for the first three interest payment periods that would be payable semi-annually in arrears on June 15 and December 15, beginning on December 15, 2020 through December 15, 2021, subject to certain limitations described herein, and received proceeds from the issuance of the new 10.5% first lien secured notes due 2026 (the “First Lien Notes due 2026”) of $270.0 million, net of discounts of $30.0 million and deferred financing costs paid to lenders of $6.0 million. Further, as discussed in Note 6—Corporate Borrowings, the Company’s lenders have granted relief from the maintenance covenants in the revolving credit agreements through March 31, 2021. The first required compliance in the next 12 months is June 30, 2021. The Company’s ability to maintain compliance with the covenants will depend on the recovery of its theatre operations and the generation of sufficient cash flow (or EBITDA). If the Company is not in compliance with financial covenants, the Company’s lenders could exercise remedies including declaring the principal and interest on all outstanding indebtedness due or payable immediately. The Company’s cash and cash equivalents as of September 30, 2020 were $417.9 million. The Company’s total cash burn for the three months ended September 30, 2020 was approximately $388 million and included approximately $39 million of third party costs and $23.3 million of accrued interest payments related to the Exchange Offers. The Company’s total cash burn is impacted by, among other things, the timing of resumption of theatre operations, costs associated with the AMC Safe and Clean initiative, landlord negotiations and minimum lease payments, the timing of movie releases, theatre attendance levels, and food and beverage receipts.

Going forward, the Company’s ability to reduce cash burn rates and ultimately generate positive cash flow, and therefore the extent to which the Company will require additional sources of liquidity, will depend almost entirely on its future attendance levels that drive admission and food and beverage revenue. Attendance in the fourth quarter of 2020 will be influenced by, among other things, the timing of new film releases, the ability to open remaining theatres in its major markets, the expansion or contraction of mandated seating capacity limitations, and consumer confidence in moviegoing. If the Company experiences negative developments with any of these factors, among others, its cash burn rates and liquidity will also be negatively affected, and the Company may require additional sources of liquidity in amounts that could be material. Furthermore, commencing in 2021, absent further negotiations with landlords, the Company’s cash expenditures for rent will increase significantly following periods of agreed deferrals. Given the reduced movie slate for the fourth quarter, in the absence of significant increases in attendance from current levels or incremental sources of liquidity, at the existing cash burn rate, the Company anticipates that existing cash resources would be largely depleted by the end of 2020 or early 2021. Thereafter, to meet its obligations as they become due, the Company will require additional sources of liquidity or increases in attendance levels. The required amounts of additional liquidity are expected to be material. The Company continues to explore potential sources of additional liquidity, including:

●	Additional debt and equity financing; to date, the Company raised gross proceeds of approximately $2.9 million and $53.2 million during September 2020 and October 2020, respectively, through its at-the-market offering of approximately 15.0 million shares of its Class A common stock, see Note 7—Stockholders’ Equity for further information. In addition, the Company announced on October 20, 2020, it authorized the sale of 15.0 million additional shares of its Class A common stock through at-the-market offerings, under which, as of the October

30, 2020 settlement date, the Company has raised additional gross proceeds of approximately $33.8 million through the sale of approximately 11.8 million shares of its Class A common stock;
●	Further renegotiations with landlords regarding its lease payments;
●	Potential asset sales;
●	Joint-venture or other arrangements with existing business partners; and
●	Minority investments in the Company’s capital stock.

There is a significant risk that these potential sources of liquidity will not be realized or that they will be insufficient to generate the material amounts of additional liquidity that would be required until the Company is able to achieve more normalized levels of operating revenues. In the event the Company determines that these sources of liquidity will not be available to it or will not allow it to meet its obligations or does not comply with financial covenants as they become due, it would likely seek an in-court or out-of-court restructuring of its liabilities, and in the event of a future liquidation or bankruptcy proceeding, holders of the Company’s common stock would likely suffer a total loss of their investment. The Company’s cash burn is impacted by, among other things, the timing of resumption of theatre operations, including with respect to some of the Company’s most productive theatres which remain closed, the timing of movie releases and the slate of future releases, theatre attendance levels, landlord negotiations and minimum lease payments, costs associated with the AMC Safe and Clean initiative, and food and beverage receipts.

While the Company has used its best estimates based on currently available information, it is very difficult to estimate its liquidity requirements and future cash burn rates, and depending on the assumptions used regarding the timing and ability to achieve more normalized levels of operating revenue, the estimates of amounts of required liquidity vary significantly. There can be no assurance that the accuracy of the assumptions used to estimate its liquidity requirements and future cash burn will be correct, or that the Company will be able to achieve more normalized levels of attendance described above, which are materially higher than its current attendance levels, and its ability to be predictive is uncertain due to the unknown magnitude and duration of the COVID-19 pandemic, which has resulted in stay-at-home orders, governmental closure orders, film production and scheduling disruption, reopening uncertainties and the cessation of its entire U.S. and International theatre operations for the first time in its history.

The Company realized significant cancellation of debt income (“CODI”) in connection with its debt restructuring. As a result of such CODI, the Company estimates a significant portion of its net operating losses and tax credits will be eliminated as a result of tax attribute reductions. Any loss of tax attributes as a result of such CODI may adversely affect the Company’s cash flows and therefore its ability to service its indebtedness.

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

Principles of Consolidation. The accompanying unaudited condensed consolidated financial statements include the accounts of AMC, as discussed above, and should be read in conjunction with the Company’s Annual Report on Form 10–K for the year ended December 31, 2019. The accompanying condensed consolidated balance sheet as of December 31, 2019, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10–Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company’s financial position and results of operations. All significant intercompany balances and transactions have been eliminated in consolidation. Majority-owned subsidiaries that the Company has control of are consolidated in the Company’s consolidated subsidiaries; consequently, a portion of its stockholders’ equity, net earnings (loss) and total comprehensive income (loss) for the periods presented are attributable to noncontrolling interests. Due to the seasonal nature of the Company’s business and the suspension of operations at all the Company’s theatres due to the COVID-19 pandemic, results for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020. The Company manages its business under two reportable segments for its theatrical exhibition operations, U.S. markets and International markets.

Baltics’ theatre sale agreement. On August 28, 2020, the Company entered into an agreement to sell its equity interest in Forum Cinemas OU, which consists of nine theatres located in the Baltics’ region (Latvia, Lithuania and Estonia) and is included in the Company’s International markets reportable segment, for total consideration of approximately €77.25 million, including cash of approximately €64.35 million or $76.6 million prior to any transaction costs. This transaction was undertaken by the Company to further increase its liquidity and strengthen its balance sheet at a transaction multiple that demonstrates that market participants ascribe positive value to the business. The completion of the sale will take place in several steps and is contingent upon clearance from each regulatory competition council in each country. The Company received $37.5 million (€31.53 million) cash consideration upon entering into the sale agreement on August 28, 2020, transferred an equity interest of 49% in Forum Cinemas OU to the purchaser and recognized a noncontrolling interest of $34.9 million in total equity (deficit). Transaction costs of $1.0 million and net gain of $2.8 million related to the sale of 49% equity interest were recorded in additional paid-in capital during the three and nine months ended September 30, 2020. The carrying amounts of the major classes of assets and liabilities included as part of the disposal group that were previously included in the International markets reportable segment were; goodwill of $48.6 million, property, net, of $15.9 million, operating lease right-of-use assets, net of $16.0 million, and current and long-term operating lease liabilities of $2.3 million and $14.1 million, respectively. The remaining cash consideration is payable upon completion of the sale of the remaining 51% equity interest, which is expected to occur in three separate transactions by country following competition council clearance in each country. At September 30, 2020, the Company’s noncontrolling interest of 49% in Forum Cinemas was $34.7 million. The Company estimates the sale of Forum Cinemas will be completed in 2021.

Accumulated other comprehensive loss. The following table presents the change in accumulated other comprehensive loss by component:

		Pension and
	Foreign	Other
(In millions)	Currency	Benefits	Total
Balance December 31, 2019	$(8.8)	$(17.3)	$(26.1)
Other comprehensive loss before reclassifications	(26.8)	—	(26.8)
Amounts reclassified from accumulated other comprehensive loss	—	0.9	0.9
Balance September 30, 2020	$(35.6)	$(16.4)	$(52.0)

Accumulated depreciation and amortization. Accumulated depreciation was $2,143.9 million and $1,820.1 million at September 30, 2020 and December 31, 2019, respectively, related to property. Accumulated amortization of intangible assets was $34.8 million and $22.8 million at September 30, 2020 and December 31, 2019, respectively.

Other expense (income). The following table sets forth the components of other expense (income):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2020	2019	2020	2019
Derivative liability fair value adjustment for embedded conversion feature in the Convertible Notes	$89.9	$5.7	$89.4	$(14.9)
Derivative asset fair value adjustment for contingent call option related to the Class B common stock purchase and cancellation agreement	5.9	(8.5)	19.6	(0.5)
Credit losses related to contingent lease guarantees	6.1	—	15.3	—
International governmental assistance due to COVID-19	(13.5)	—	(17.9)	—
Loss on Pound sterling forward contract	—	0.7	—	1.7
Foreign currency transactions losses	0.1	0.1	—	0.7
Non-operating components of net periodic benefit cost	0.2	0.3	0.3	0.8
Loss on repayment of indebtedness	—	—	—	16.6
Financing fees related to modification of debt agreements	36.3	—	39.1	—
Other	—	0.4	(0.5)	0.7
Total other expense (income)	$125.0	$(1.3)	$145.3	$5.1

Impairments. The following table summarizes the Company’s assets that were impaired:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2020	2019	2020	2019
Impairment of long-lived assets	$28.1	$—	$119.4	$—
Impairment of indefinite-lived intangible assets	4.6	—	12.9	—
Impairment of definite-lived intangible assets	6.4	—	14.4	—
Impairment of goodwill (1)	156.8	—	1,901.1	—
Investment expense	—	—	7.2	—
Total impairment loss	$195.9	$—	$2,055.0	$—
(1)	See Note 4—Goodwill for information regarding goodwill impairment.

The Company evaluates definite-lived and indefinite-lived intangible assets for impairment annually or more frequently as specific events or circumstances dictate or changes in circumstances indicate that the carrying amount of the asset group may not be fully recoverable.

The Company recorded non-cash impairment of long-lived assets of $28.1 million on 49 theatres in the U.S. markets with 527 screens (in Alabama, California, Colorado, Florida, Illinois, Indiana, Iowa, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New Hampshire, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Wisconsin, and Wyoming) and $0 in the International markets during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company recorded non-cash impairment of long-lived assets of $109.5 million on 75 theatres in the U.S. markets with 851 screens (in Alabama, Arkansas, California, Colorado, District of Columbia, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Massachusetts, Michigan, Minnesota, Missouri, Montana, Nebraska, New Hampshire, New Jersey, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Washington, Wisconsin and Wyoming) and $9.9 million on 23 theatres in the International markets with 213 screens (in Germany, Italy, Spain, UK and Sweden). During the three and nine months ended September 30, 2020, the Company recorded impairment losses related to definite-lived intangible assets of $6.4 and $14.4 million, respectively. In addition, in the three and nine months ended September 30, 2020, the Company recorded an impairment loss of $0 and $7.2 million, respectively within investment expense (income), related to equity interest investments without a readily determinable fair value accounted for under the cost method.

At September 30, 2020 and March 31, 2020, the Company performed a quantitative impairment evaluation of its indefinite-lived intangible assets related to the AMC, Odeon and Nordic tradenames. The Company recorded impairment charges of $4.5 million and $10.4 million related to Odeon tradename and $0.1 million and $2.5 million related to Nordic tradenames for the three and nine months ended September 30, 2020, respectively. No impairment charges were recorded related to the AMC trade name for the three and nine months ended September 30, 2020. To estimate fair value of the Company’s indefinite-lived trade names, the Company employed a derivation of the Income Approach known as the Royalty Savings.

Accounting Pronouncements Recently Adopted

Financial Instruments. In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which provides new guidance regarding the measurement and recognition of credit impairment for certain financial assets. Such guidance impacts how the Company determines its allowance for estimated uncollectible receivables and also contingent lease guarantees, where the Company remains contingently liable for lease payments under certain leases of theatres that it previously divested, in the event that such assignees are unable to fulfill their future lease payment obligations. ASU 2016-13 was effective for the Company in the first quarter of 2020. The Company recognized the cumulative effect upon adoption of the new standard related to credit losses for contingent lease guarantees of $16.9 million. See Note 11—Commitments and Contingencies for further information regarding contingent lease guarantees. The adoption impact on the Company’s allowance for estimated uncollectible receivables was immaterial as of January 1, 2020 and September 30, 2020. The cumulative effect of adoption was recorded to accumulated deficit under the modified retrospective adoption method.

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

The Company received, or is in process of negotiating, rent concessions provided by the lessors that aided, or will aid, in mitigating the economic effects of COVID-19. These concessions primarily consist of rent abatements and the deferral of rent payments. In instances where there were no substantive changes to the lease terms, i.e., modifications that resulted in total payments of the modified lease being substantially the same or less than the total payments of the existing lease, the Company elected the relief as provided by the FASB staff related to the accounting for certain lease concessions. The Company elected not to account for these concessions as a lease modification, and therefore the Company has remeasured the related lease liability and right of use asset but did not reassess the lease classification or change the discount rate to the current rate in effect upon the remeasurement. The deferred payment amounts have been recorded in the Company’s lease liabilities to reflect the change in the timing of payments. As of September 30, 2020, approximately $31.4 million of lease liabilities were deferred and included in current maturities of operating lease liabilities and approximately $47.7 million of lease liabilities were deferred and included in long-term operating lease liabilities, which are reflected in the condensed consolidated statements of cash flows as part of the change in accrued expenses and other liabilities. Those leases that did not meet the criteria for treatment under the FASB relief were evaluated as lease modifications. The Company recorded $185.1 million in accounts payable for contractual rent amounts due and not paid, which is reflected in the statement of cash flows as part of the change in accounts payable. In addition, the Company included deferred lease payments of $66.3 million in operating lease right-of-use assets as a result of lease remeasurements. The Company is in the process of negotiating or finalizing rent concessions or deferral of payments with the lessors with respect to these rent payables.

The following table reflects the lease costs for the three and nine months ended September 30, 2020 and September 30, 2019:

		Three Months Ended		Nine Months Ended
	Consolidated Statement	September 30,	September 30,	September 30,	September 30,
(In millions)	of Operations	2020	2019	2020	2019
Operating lease cost
Theatre properties	Rent	$198.6	$219.0	$619.4	$658.6
Theatre properties	Operating expense	0.3	1.6	2.6	4.5
Equipment	Operating expense	3.8	3.5	11.5	10.5
Office and other	General and administrative: other	1.3	1.4	3.9	4.1
Finance lease cost
Amortization of finance lease assets	Depreciation and amortization	1.6	2.1	5.2	7.3
Interest expense on lease liabilities	Finance lease obligations	1.4	1.8	4.5	6.0
Variable lease cost
Theatre properties	Rent	15.7	19.7	56.8	68.0
Equipment	Operating expense	0.1	7.4	6.6	37.2
Total lease cost		$222.8	$256.5	$710.5	$796.2

Cash flow and supplemental information is presented below:

	Nine Months Ended
	September 30,	September 30,
(In millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$(1.8)	$(6.0)
Operating cash flows used in operating leases	(316.7)	(703.5)
Financing cash flows used in finance leases	(4.5)	(8.5)

Landlord contributions:
Operating cashflows provided by operating leases	31.9	89.0
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	139.1	304.4
(1)	Includes lease extensions and option exercises.

The following table represents the weighted-average remaining lease term and discount rate as of September 30, 2020:

	As of September 30, 2020
	Weighted Average	Weighted Average
	Remaining	Discount
Lease Term and Discount Rate	Lease Term (years)	Rate
Operating leases	10.5	9.8%
Finance leases	12.7	6.4%

Minimum annual payments required under existing operating and finance lease liabilities (net present value thereof), as of September 30, 2020, are as follows:

	Operating Lease	Financing Lease
(In millions)	Payments	Payments
Three months ending December 31, 2020	$199.0	$3.5
2021	986.4	16.8
2022	922.5	15.6
2023	830.1	12.1
2024	763.7	10.3
2025	728.2	9.7
Thereafter	4,228.2	72.0
Total lease payments	8,658.1	140.0
Less imputed interest	(3,237.7)	(45.3)
Total	$5,420.4	$94.7

As of September 30, 2020, the Company had signed additional operating lease agreements for 5 theatres that have not yet commenced of approximately $136.6 million, which are expected to commence between 2021 and 2024, and carry lease terms of approximately 5 to 20 years. The timing of lease commencement is dependent on the landlord providing the Company with control and access to the related facility.

NOTE 3—REVENUE RECOGNITION

Disaggregation of Revenue. Revenue is disaggregated in the following tables by major revenue types and by timing of revenue recognition:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2020	2019	2020	2019
Major revenue types
Admissions	$62.9	$797.3	$631.8	$2,424.3
Food and beverage	29.1	420.0	317.6	1,281.3
Other theatre:
Advertising	16.9	32.1	60.9	102.3
Other theatre	10.6	67.4	69.6	215.4
Other theatre	27.5	99.5	130.5	317.7
Total revenues	$119.5	$1,316.8	$1,079.9	$4,023.3

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2020	2019	2020	2019
Timing of revenue recognition
Products and services transferred at a point in time	$96.3	$1,215.2	$951.7	$3,735.4
Products and services transferred over time(1)	23.2	101.6	128.2	287.9
Total revenues	$119.5	$1,316.8	$1,079.9	$4,023.3
(1)	Amounts primarily include subscription and advertising revenues.

The following tables provide the balances of receivables and deferred revenue income:

(In millions)	September 30, 2020	December 31, 2019
Current assets:
Receivables related to contracts with customers	$14.2	$160.3
Miscellaneous receivables	83.3	93.9
Receivables, net	$97.5	$254.2

(In millions)	September 30, 2020	December 31, 2019
Current liabilities:
Deferred revenue related to contracts with customers	$394.9	$447.1
Miscellaneous deferred income	6.0	2.1
Deferred revenue and income	$400.9	$449.2

The significant changes in contract liabilities with customers included in deferred revenues and income are as follows:

Deferred Revenues
Related to Contracts
(In millions)	with Customers
Balance December 31, 2019	$447.1
Cash received in advance (1)	93.5
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	6.8
Food and beverage (2)	13.4
Other theatre (2)	(1.5)
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(112.0)
Food and beverage (3)	(27.3)
Other theatre (4)	(25.8)
Foreign currency translation adjustment	0.7
Balance September 30, 2020	$394.9

(1)	Includes movie tickets, food and beverage, gift cards, exchange tickets, and AMC Stubs® loyalty membership fees.

(2)	Amount of rewards accumulated, net of expirations, that are attributed to AMC Stubs® and other loyalty programs.

(3)	Amount of rewards redeemed that are attributed to gift cards, exchange tickets, movie tickets, AMC Stubs® loyalty programs and other loyalty programs.

(4)	Amounts relate to income from non-redeemed or partially redeemed gift cards, non-redeemed exchange tickets, AMC Stubs® loyalty membership fees and other loyalty programs.

The Company suspended the recognition of deferred revenues related to certain loyalty programs, gift cards, and exchange tickets during the period in which its operations were temporarily suspended. As the Company re-opened theatres during the three months ended September 30, 2020, A-List members had the option to reactivate their subscription, which restarted the monthly charge for the program. The Company resumed the recognition of deferred revenues related to certain loyalty programs, gift cards and exchange tickets.

The significant changes to contract liabilities included in the exhibitor services agreement, classified as long-term liabilities in the condensed consolidated balance sheets, are as follows:

Exhibitor Services
(In millions)	Agreement
Balance December 31, 2019	$549.7
Common Unit Adjustment–additions of common units (1)	4.8
Reclassification of the beginning balance to other theatre revenue, as the result of performance obligations satisfied	(12.5)
Balance September 30, 2020	$542.0
(1)	Represents the fair value amount of the National CineMedia, LLC (“NCM”) common units that were received under the annual Common Unit Adjustment (“CUA”). Such amount will increase the deferred revenues that are being amortized to other theatre revenues over the remainder of the 30-year term of the Exhibitor Service Agreement (“ESA”) ending in February 2037.

Gift cards and exchange tickets. The total amount of non-redeemed gifts cards and exchange tickets included in deferred revenues and income as of September 30, 2020 was $312.5 million. This will be recognized as revenues as the gift cards and exchange tickets are redeemed or as the non-redeemed gift card and exchange ticket revenues are recognized in proportion to the pattern of actual redemptions, which is estimated to occur over the next 24 months.

Loyalty programs. As of September 30, 2020, the amount of deferred revenue allocated to the loyalty programs included in deferred revenues and income was $68.2 million. The earned points will be recognized as revenue as the points are redeemed, which is estimated to occur over the next 24 months. The AMC Stubs® annual membership fee is recognized ratably over the one-year membership period.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 4—GOODWILL

The following table summarizes the changes in goodwill by reporting unit for the nine months ended September 30, 2020:

(In millions)	Domestic Theatres	International Theatres	Total
Balance December 31, 2019	$3,072.6	$1,716.5	$4,789.1
Impairment adjustment March 31, 2020	(1,124.9)	(619.4)	(1,744.3)
Impairment adjustment September 30, 2020	(151.2)	(5.6)	(156.8)
Currency translation adjustment	—	(13.6)	(13.6)
Balance September 30, 2020	$1,796.5	$1,077.9	$2,874.4

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

A decline in the common stock price and prices of the Company’s corporate borrowings and the resulting impact on market capitalization are two of several factors considered when making this evaluation. Based on sustained declines during the first quarter of 2020 in the Company’s enterprise market capitalization and the temporary suspension of operations at all the Company’s theatres on or before March 17, 2020 due to the COVID-19 pandemic, the Company performed a Step 1 quantitative goodwill impairment test of the Domestic and International reporting units as of March 31, 2020. In performing the Step 1 quantitative goodwill impairment test as of March 31, 2020, the Company used an enterprise value approach to measure fair value of the reporting units. The enterprise fair values of the Domestic Theatres and International Theatres reporting units were less than their carrying values and goodwill impairment charges of $1,124.9 million and $619.4 million, respectively, were recorded as of March 31, 2020 for the Company’s Domestic Theatres and International Theatres reporting units.

In accordance with ASC 350-20-35-30, the Company performed an assessment to determine whether there were any events or changes in circumstances that would warrant an interim ASC 350 impairment analysis as of September 30, 2020. Due to the suspension of operations during the second and third quarters of 2020 and the further delay or cancellation of film releases, the Company performed a Step 1 quantitative impairment test of the Domestic and International reporting units as of September 30, 2020. In performing the Step 1 quantitative goodwill impairment test as of September 30, 2020, the Company used an enterprise value approach to measure fair value of the reporting units. See Note 9—Fair Value Measurements for a discussion of the valuation methodology. The enterprise fair value of the Domestic Theatres and International Theatres reporting units was less than their carrying values and goodwill impairment charges of $151.2 million and $5.6 million, respectively, were recorded as of September 30, 2020 for the Company’s Domestic Theatres and International Theatres reporting units. There is considerable management judgment with respect to cash flow estimates and discount rates to be used in determining fair value, which fall under Level 3 within the fair value measurement hierarchy. Given the nature of the Company’s business and its recent history, future impairments are possible based upon business conditions, movie release dates, and attendance levels.

NOTE 5—INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the condensed consolidated balance sheets in other long-term assets. Investments in non-consolidated affiliates as of September 30, 2020 include interests in Digital Cinema Implementation Partners, LLC (“DCIP”) of 29.0%, Digital Cinema Distribution Coalition, LLC (“DCDC”) of 14.6%, AC JV, LLC (“AC JV”) owner of Fathom Events, of 32.0%, SV Holdco LLC (“SV Holdco”), owner of Screenvision, 18.3%, Digital Cinema Media Ltd. (“DCM”) of 50.0%, and Saudi Cinema Company LLC (“SCC”) of 10.0%. The Company also has partnership interests in four U.S. motion picture theatres (“Theatre Partnerships”) and approximately 50.0% interest in 54 theatres in Europe. Indebtedness held by equity method investees is non-recourse to the Company.

Equity in Earnings (Loss) of Non-Consolidated Entities

Aggregated condensed financial information of the Company’s significant non-consolidated equity method investment (DCIP) is shown below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2020	2019	2020	2019
Revenues	$1.1	$40.1	$20.8	$125.8
Operating costs and expenses	31.7	17.8	100.5	56.5
Net earnings (loss)	$(30.6)	$22.3	$(79.7)	$69.3

The components of the Company’s recorded equity in earnings (loss) of non-consolidated entities are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2020	2019	2020	2019
DCIP	$(7.5)	$6.5	$(19.1)	$21.1
Other	(3.1)	1.0	(6.8)	3.1
The Company’s recorded equity in earnings (loss)	$(10.6)	$7.5	$(25.9)	$24.2

Related Party Transactions

The Company recorded the following related party transactions with equity method investees:

	As of	As of
(In millions)	September 30, 2020	December 31, 2019
Due from DCM for on-screen advertising revenue	$0.3	$4.2
Loan receivable from DCM	0.7	0.7
Due from DCIP for warranty expenditures	7.2	3.5
Due to AC JV for Fathom Events programming	(0.9)	(0.8)
Due from Screenvision for on-screen advertising revenue	—	3.4
Due from Nordic JVs	2.3	2.5
Due to Nordic JVs for management services	(2.6)	(1.6)
Due from SCC related to the joint venture	1.2	8.3
Due to U.S. theatre partnerships	(0.5)	(1.0)

		Three Months Ended		Nine Months Ended
(In millions)	Condensed Consolidated Statement of Operations	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
DCM screen advertising revenues	Other revenues	$0.2	$5.5	$3.8	$14.7
DCIP equipment rental expense	Operating expense	(0.3)	0.8	0.6	2.7
Gross exhibition cost on AC JV Fathom Events programming	Film exhibition costs	0.1	2.9	3.3	13.0
Screenvision screen advertising revenues	Other revenues	0.1	3.8	2.2	11.5

NOTE 6—CORPORATE BORROWINGS

A summary of the carrying value of corporate borrowings and finance lease obligations is as follows:

(In millions)	September 30, 2020	December 31, 2019
First Lien Secured Debt:
Senior Secured Credit Facility-Term Loan due 2026 (4.08% as of September 30, 2020)	$1,970.0	$1,985.0
Senior Secured Credit Facility-Revolving Credit Facility Due 2024 (range of 2.65% to 2.76% as of September 30, 2020)	212.7	—
Odeon Revolving Credit Facility Due 2022 (2.5785% as of September 30, 2020)	88.2	—
Odeon Revolving Credit Facility Due 2022 (2.6% as of September 30, 2020)	25.4	—
10.5% First Lien Notes due 2025	500.0	—
2.95% Senior Secured Convertible Notes due 2026	600.0	—
10.5% First Lien Notes due 2026	300.0	—
Second Lien Secured Debt:
10%/12%/Cash/PIK/Toggle Second Lien Subordinated Notes due 2026	1,462.3	—
Senior Debt:
2.95% Senior Unsecured Convertible Notes due 2024	—	600.0
Subordinated Debt:
6.375% Senior Subordinated Notes due 2024 (£4.0 million par value)	5.1	655.8
5.75% Senior Subordinated Notes due 2025	98.3	600.0
5.875% Senior Subordinated Notes due 2026	55.6	595.0
6.125% Senior Subordinated Notes due 2027	130.7	475.0
	$5,448.3	$4,910.8
Finance lease obligations	94.7	99.9
Paid-in-kind interest for 10%/12%/Cash/PIK/Toggle Second Lien Subordinated Notes due 2026	29.8	—
Deferred financing costs	(43.8)	(88.8)
Net premium (discount) (1)	389.5	(69.1)
Derivative liability	—	0.5
	$5,918.5	$4,853.3
Less:
Current maturities corporate borrowings	(20.0)	(20.0)
Current maturities finance lease obligations	(10.5)	(10.3)
	$5,888.0	$4,823.0
(1)	The following table provides the net premium (discount) amounts of corporate borrowings:

	September 30,	December 31,
(In millions)	2020	2019
10%/12%/Cash/PIK/Toggle Second Lien Subordinated Notes due 2026	$500.1	$—
2.95% Senior Secured Convertible Notes due 2026	(64.0)	—
2.95% Senior Unsecured Convertible Notes due 2024	—	(73.7)
10.5% First Lien Notes due 2026	(29.4)	—
10.5% First Lien Notes due 2025	(9.3)	—
Senior Secured Credit Facility-Term Loan due 2026	(7.9)	(9.0)
6.375% Senior Subordinated Notes due 2024	—	13.6
	$389.5	$(69.1)

The following table provides the principal payments required and maturities of corporate borrowings as of September 30, 2020:

Principal
Amount of
Corporate
(In millions)	Borrowings
Three months ended December 31, 2020	$5.0
2021	20.0
2022	133.6
2023	20.0
2024	237.8
2025	618.3
Thereafter	4,413.6
Total	$5,448.3

Senior Subordinated Debt Exchange Offers

On July 31, 2020, the Company consummated its previously announced private offers to exchange (the “Exchange Offers”) any and all of its outstanding 6.375% Senior Subordinated Notes due 2024, 5.75% Senior Subordinated Notes due 2025, 5.875% Senior Subordinated Notes due 2026 and 6.125% Senior Subordinated Notes due 2027 (together the “Existing Subordinated Notes”) for newly issued Second Lien Notes due 2026.

The aggregate principal amounts of the Existing Subordinated Notes set forth in the table below were validly tendered and subsequently accepted. Such accepted Existing Subordinated Notes were retired and cancelled.

(In thousands)	Total Aggregate Principal Amount Validly Tendered	Percentage of Outstanding Existing Subordinated Notes Validly Tendered
6.375% Senior Subordinated Notes due 2024 (£496,014 par value)	$632,145	99.20%
5.75% Senior Subordinated Notes due 2025	$501,679	83.61%
5.875% Senior Subordinated Notes due 2026	$539,393	90.65%
6.125% Senior Subordinated Notes due 2027	$344,279	72.48%

The Exchange Offers reduced the principal amounts of the Company’s debt by approximately $555 million, which represented approximately 23.9% of the principal amount of the Existing Subordinated Notes. The Company raised $300 million in additional cash from the issuance of the new First Lien Notes due 2026, prior to deducting $36 million related to discounts and deferred financing costs paid to the lenders. Additionally, certain holders of the Existing Subordinated Notes that agreed to backstop the rights offering for $200 million of the First Lien Notes due 2026 received five million Class A common shares, or 4.6% of AMC’s outstanding shares as of July 31, 2020, worth $20.2 million at the market closing price on July 31, 2020. The closing of the Exchange Offers also allowed the Company to extend maturities on approximately $1.7 billion of debt to 2026, most of which was maturing in 2024 and 2025 previously. Interest due for the coming 12 to 18 months on the Second Lien Notes due 2026 is expected to be paid all or in part on an in-kind basis, thereby generating a further near-term cash savings for the Company of between approximately $120 million and $180 million. The Company realized significant cancellation of debt income for tax purposes in connection with its debt restructuring. As a result of such CODI, the Company estimates a significant portion of its net operating losses and tax credits will be eliminated as a result of tax attribute reductions, see Note 8—Income Taxes for further information.

In connection with the Exchange Offers, the Company also received consents from eligible holders of the Existing Subordinated Notes to amend the indentures governing the Existing Subordinated Notes to among other things, (i) release the existing subsidiary guarantees of the Existing Subordinated Notes, (ii) eliminate substantially all of the restrictive covenants, certain affirmative covenants and certain events of default contained in the indentures governing the Existing Subordinated Notes, and (iii) make other conforming changes to internally conform to certain proposed amendments.

The Company performed an assessment on a lender-by-lender basis to identify certain lenders that met the criteria for a troubled debt restructuring (“TDR”) under ASC 470-60, Troubled Debt Restructurings by Debtors (“ASC

470-60”) as the Company was experiencing financial difficulties and the lenders granted a concession. The portion of the loans that did not meet the assessment of TDR under ASC 470-60 were treated as modifications. The Company accounted for the exchange of approximately $1,782.5 million principal amount of its Existing Senior Subordinated Notes for approximately $1,289.1 million principal amount of the Second Lien Notes due 2026 as TDR. The Company accounted for the exchange of the remaining approximately $235.0 million principal amount of its Existing Senior Subordinated Notes for approximately $173.2 million principal amount of the Second Lien Notes due 2026 as a modification of debt as the lenders did not grant a concession and the difference between the present value of the old and new cash flows was less than 10%. The TDR and modification did not result in a gain recognition and the Company established new effective interest rates based on the carrying value of the Existing Subordinated Notes and recorded the new fees paid to third parties of approximately $36.3 million and $39.1 million in other expense, during both the three and nine months ended September 30, 2020.

Second Lien Notes due 2026. In connection with the Exchange Offers on July 31, 2020, the Company issued $1,462.3 million aggregate principal amount of the new Second Lien Notes due 2026 in exchange for the Existing Subordinated Notes. The Second Lien Notes due 2026 were issued pursuant to an indenture, dated as of July 31, 2020, among the Company, the guarantors named therein and GLAS Trust Company LLC, as trustee and collateral agent. The Company has reflected a premium of $535.1 million on the Second Lien Notes due 2026 as the difference between the principal balance of the Second Lien Notes due 2026 and the $1,997.4 million carrying value of the Existing Subordinated Notes exchanged. The premium will be amortized to interest expense over the term of the Second Lien Notes due 2026 using the effective interest method.

In connection with the Exchange Offers and the First Lien Notes due 2026, the Company issued five million shares of Class A common stock to certain holders of subordinated notes as consideration for their commitment to backstop the issuance of $200 million of the First Lien Notes due 2026. Pursuant to the Backstop Commitment Agreement dated July 10, 2020, certain of the actual or beneficial holders of Existing Subordinated Notes agreed to purchase 100% of the First Lien Notes due 2026 that were not subscribed for in connection with the $200 million rights offering to holders of the Existing Subordinated Notes participating in the Exchange Offers. Those providing a backstop commitment pursuant to the Backstop Commitment Agreement received their pro-rata share of five million shares of the Class A common stock, or 4.6% of AMC’s outstanding shares as of July 31, 2020, worth $20.2 million at the market closing price on July 31, 2020. The equity issuance was recorded by the Company in stockholders’ deficit with an offset in corporate borrowings as a discount. The discount will be amortized to interest expense over the term of the Second Lien Notes due 2026 using the effective interest method. As part of the registration rights agreement related to the issuance of the Class A common stock, the Company filed a shelf registration statement in August 2020 providing for the resale of the shares of Class A common stock issued as consideration for the backstop commitment described above.

The Second Lien Notes due 2026 bear cash interest at a rate of 10% per annum payable semi-annually in arrears on June 15 and December 15, beginning on December 15, 2020. Subject to the limitation in the next succeeding sentence, interest for the first three interest periods after the issue date may, at the Company’s option, be paid in PIK interest at a rate of 12% per annum. The Company’s ability to pay PIK interest with respect to the third interest period after the issue date is subject to certain liquidity thresholds. For all interest periods after the first three interest periods, interest will be payable solely in cash at a rate of 10% per annum.

The Second Lien Notes due 2026 are redeemable at the Company’s option prior to June 15, 2023, at a redemption price equal to 100% of their aggregate principal amount and accrued and unpaid interest, plus an applicable make-whole premium. On or after June 15, 2023, the Second Lien Notes due 2026 will be redeemable, in whole or in part, at a redemption price equal to (i) 106.0% for the twelve-month period beginning on June 15, 2023; (ii) 103.0% for the twelve-month period beginning on June 15, 2024 and (iii) 100.0% at any time thereafter, plus accrued and unpaid interest. If the Company or its restricted subsidiaries sell assets, under certain circumstances, the Company will be required to apply the net proceeds to redeem the new Second Lien Notes due 2026 at a price equal to 100% of the issue price of the new Second Lien Notes due 2026, plus accrued and unpaid interest to, but excluding the redemption date. Upon a Change of Control (as defined in the indenture governing the Second Lien Notes due 2026), the Company must offer to purchase the Second Lien Notes due 2026 at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest. The Second Lien Notes due 2026 have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) and will mature on June 15, 2026.

The Second Lien Notes due 2026 are fully and unconditionally guaranteed on a joint and several basis by each of the Company’s subsidiaries that currently guarantee its obligations under the Company’s Senior Secured Credit Facility. The Second Lien Notes due 2026 are secured on a second-priority basis by substantially all of the tangible and intangible assets owned by the Company and the guarantor subsidiaries that secure obligations under the Senior Secured

Credit Facility (“Collateral”). The Second Lien Notes due 2026 are subordinated in right of payment to all indebtedness of the Company that is secured by a first-priority lien on the Collateral.

The indenture governing the Second Lien Notes due 2026 contains covenants that restrict the ability of the Company to: incur additional debt or issue certain preferred shares; pay dividends on or make other distributions in respect of its capital stock or make other restricted payments; make certain investments; or transfer certain assets; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into certain transactions with its affiliates; and allow to exist certain restrictions on the ability of its subsidiaries to pay dividends or make other payments to the Company. The Second Lien Notes due 2026 Indenture also contains certain affirmative covenants and events of default.

First Lien Notes due 2026. In connection with the Exchange Offers, certain holders of the Existing Subordinated Notes purchased 10.5% First Lien Notes due 2026 in an aggregate principal amount of $200 million. The 10.5% First Lien Notes due 2026 issued to certain holders of the Existing Subordinated Notes were issued pursuant to an indenture, dated as of July 31, 2020, among the Company, the guarantors named therein and GLAS Trust Company LLC, as trustee and collateral agent.

Separately, upon the closing of its private debt exchange, Silver Lake Alpine, L.P. and Silver Lake Alpine (Offshore Master), L.P., each affiliates of Silver Lake Group, L.L.C. (“Silver Lake”), purchased from the Company $100 million principal amount of First Lien Notes due 2026. The 10.5% First Lien Notes due 2026 issued to affiliates of Silver Lake were issued pursuant to an indenture, dated as of July 31, 2020, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent. The terms of the 10.5% First Lien Notes due 2026 issued to the holders of the Existing Subordinated Notes and the 10.5% First Lien Notes due 2026 issued to Silver Lake are substantially identical. The $300 million principal amount of new funding is prior to deducting discounts of $30.0 million and deferred financing costs paid to lenders of $6.0 million related to the First Lien Notes due 2026. The discount and deferred financing costs will be amortized to interest expense over the term using the effective interest method.

The First Lien Notes due 2026 bear interest at a rate of 10.5% per annum, payable semi-annually on June 15 and December 15, beginning on December 15, 2020. The First Lien Notes due 2026 are redeemable at the Company’s option prior to June 15, 2022, at a redemption price equal to 100% of their aggregate principal amount and accrued and unpaid interest, plus an applicable make-whole premium. On or after June 15, 2022, the First Lien Notes due 2026 will be redeemable, in whole or in part, at redemption prices equal to (i) 105.250% for the twelve-month period beginning on June 15, 2022; (ii) 102.625% for the twelve-month period beginning on June 15, 2023 and (iii) 100.000% at any time thereafter, plus accrued and unpaid interest, if any. In addition, at any time on or prior to June 15, 2022, the Company may, subject to certain limitations specified in the First Lien Notes due 2026 Indenture, on one or more occasions, redeem up to 35% of the aggregate principal amount of the First Lien Notes due 2026 at a redemption price equal to 110.500% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, with the net cash proceeds of certain equity offerings. If the Company or its restricted subsidiaries sell assets, under certain circumstances, the Company will be required to use the net proceeds to redeem the First Lien Notes due 2026 at a price equal to 100% of the issue price of the First Lien Notes due 2026, plus accrued and unpaid interest, if any. Upon a Change of Control (as defined in the indentures governing the First Lien Notes due 2026), the Company must offer to purchase the First Lien Notes due 2026 at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any. The First Lien Notes due 2026 have not been registered under the Securities Act and will mature on April 24, 2026.

The First Lien Notes due 2026 are fully and unconditionally guaranteed on a joint and several basis by each of the Company’s subsidiaries that currently guarantee its obligations under the Company’s Senior Secured Credit Facility. The First Lien Notes due 2026 are secured by a first-priority lien on the Collateral.

The indentures governing the First Lien Notes due 2026 contain covenants that restrict the ability of the Company to: incur additional debt or issue certain preferred shares; pay dividends on or make other distributions in respect of its capital stock or make other restricted payments; make certain investments; or transfer certain assets; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into certain transactions with its affiliates; and allow to exist certain restrictions on the ability of its subsidiaries to pay dividends or make other payments to the Company. The indentures governing the First Lien Notes due 2026 also contain certain affirmative covenants and events of default.

Convertible Notes due 2026. Concurrently with the Exchange Offers, to obtain the consent of the holders of the 2.95% Convertible Notes due 2024 (the “Convertible Notes due 2024”) to the transactions contemplated by the

Exchange Offers, the Company restructured $600 million of Convertible Notes due 2024 issued in 2018 to Silver Lake and others pursuant to which the maturity of the Convertible Notes due 2024 was extended to May 1, 2026 (the “Convertible Notes due 2026”) (the “Convertible Notes” means the Convertible Notes due 2024 before July 31, 2020 and the Convertible Notes due 2026 after July 31, 2020), a first-priority lien on the Collateral was granted to secure indebtedness thereunder and certain covenants were modified. The Convertible Notes due 2026 were issued pursuant to an amended and restated indenture, dated as of July 31, 2020, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent. The Company accounted for this transaction as a modification of debt as the lenders did not grant a concession and the difference between the present value of the old and new cash flows was less than 10%. The modification did not result in the recognition of any gain or loss and the Company established new effective interest rates based on the carrying value of the Convertible Notes due 2024. Third party costs related to the transaction were expensed as incurred and amounts paid to lenders were capitalized and amortized through maturity of the debt.

Senior Secured Credit Facility. On July 31, 2020, the Company entered into the Eighth Amendment with the administrative agent to the Senior Secured Credit Facility to add restrictive provisions, including modifying covenants limiting indebtedness, liens, investments, asset sales and restricted payments, to ensure that the terms and conditions of the First Lien Notes due 2026, the Convertible Notes due 2026 and the Second Lien Notes due 2026 (subject to certain exceptions) are not materially more favorable (when taken as a whole) to the noteholders than the terms and conditions of the Senior Secured Credit Facility Agreement (when taken as a whole). The Company accounted for this transaction as a modification of debt.

On April 23, 2020, the Company entered into the Seventh Amendment t(the “Senior Secured Credit Facility Amendment”) o the Senior Secured Credit Facility with the lenders from time to time party thereto and Citicorp North America, Inc., as administrative agent (the “Senior Secured Credit Facility”) amending the Credit Agreement dated April 30, 2013, as amended, pursuant to which the requisite lenders thereunder granted a waiver of the maintenance covenant thereunder for the period from and after the effective date of the Senior Secured Credit Facility Amendment to and including the earlier of (a) March 31, 2021 and (b) the day immediately preceding the last day of the Test Period (as defined in the Senior Secured Credit Facility Agreement) during which the Company has delivered a Financial Covenant Election (as defined in the Senior Secured Credit Facility Agreement) to the administrative agent under the Senior Secured Credit Facility Agreement (such period, the “Covenant Suspension Period”). During the Covenant Suspension Period, the Company will not, and will not permit any of its restricted subsidiaries to, make certain restricted payments and shall maintain Liquidity (as defined in the Senior Secured Credit Facility Amendment) of no less than $50.0 million on the last day of each Test Period. In addition, the Senior Secured Credit Facility Amendment provides for certain changes to the covenants limiting indebtedness, liens and restricted payments that are intended to match corresponding restrictions under the 10.5% first lien notes due 2025 (the “First Lien Notes due 2025”) and to ensure that the terms and conditions of the First Lien Notes due 2025 (subject to certain exceptions) are not materially more favorable (when taken as a whole) to the noteholders than the terms and conditions of the Senior Secured Credit Facility Agreement (when taken as a whole) are to the lenders. Pursuant to the terms of the Senior Secured Credit Facility Agreement, these more restrictive terms will be operative until the repayment, satisfaction, defeasance or other discharge of the obligations under the First Lien Notes due 2025 or an effective amendment of, other consent or waiver with respect to, or covenant defeasance pursuant to the Indenture as result of which the covenants limiting indebtedness, liens and restricted payments thereunder are of no further force or effect.

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

First Lien Notes due 2025

On April 24, 2020, the Company issued $500.0 million aggregate principal amount of its 10.5% First Lien Notes due 2025, in a private offering, pursuant to an indenture, dated as of April 24, 2020 (the “First Lien Notes Indenture”), among the Company, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent. The Company used the net proceeds from the First Lien Notes due 2025 private offering for general corporate purposes, including further increasing the Company’s liquidity. The First Lien Notes due 2025 were issued with a discount of $10.0 million and bear interest at a rate of 10.5% per annum, payable semi-annually on April 15 and October 15 each year, commencing October 15, 2020. The First Lien Notes due 2025 will mature on April 15, 2025. The Company recorded deferred financing costs of approximately $8.9 million related to the issuance of the First Lien Notes due 2025 and will amortize those costs to interest expense under the effective interest method over the term of the First Lien Notes due 2025.

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

Convertible Notes

The table below sets forth the carrying value of the Convertible Notes:

	Carrying Value	Increase	Reclassification	Carrying Value
	as of	to Expense	to Additional	as of
(In millions)	December 31, 2019	(Income)	Paid-in Capital	September 30, 2020
Principal balance	$600.0	$—	$—	$600.0
Discount	(73.7)	9.7	—	(64.0)
Deferred financing costs	(11.2)	1.3	—	(9.9)
Derivative liability	0.5	89.4	(89.9)	—
Carrying value	$515.6	$100.4	$(89.9)	$526.1

On September 14, 2018, the Company issued $600.0 million aggregate principal amount of its Convertible Notes due 2024 to Silver Lake and others. The Convertible Notes due 2024 would have matured on September 15, 2024, subject to earlier conversion by the holders thereof, repurchase by the Company at the option of the holders or redemption by the Company upon the occurrence of certain contingencies, as discussed below.

On April 24, 2020, the Company entered into a supplemental indenture (the “Supplemental Indenture”) to the Convertible Notes due 2024 indenture, dated as of September 14, 2018. The Supplemental Indenture amended the debt covenant under the Convertible Notes due 2024 Indenture to permit the Company to issue the First Lien Notes due 2025, among other changes.

On July 31, 2020, concurrently with the Exchange Offers to obtain the consent of the holders of the Convertible Notes due 2024 to the transactions contemplated by the Exchange Offers, the Company restructured the $600 million of Convertible Notes due 2024 issued in 2018 to Silver Lake and others pursuant to which the maturity of the Convertible Notes due 2024 were extended to May 1, 2026 (the reset of the conversion price as discussed below was not extended) and a first-priority lien on the Collateral was granted to secure indebtedness thereunder. The Convertible Notes due 2026 are convertible at the option of the holders thereof on the same terms as the Convertible Notes due 2024. Upon maturity, the $600.0 million principal amount of the Convertible Notes due 2026 will be payable in cash.

On September 14, 2018, the Company bifurcated the conversion feature from the principal balance of the Convertible Notes due 2024 as a derivative liability because (1) a conversion feature is not clearly and closely related to the debt instrument and the reset of the conversion price discussed in the following paragraph causes the conversion feature to not be considered indexed to the Company’s equity, (2) the conversion feature standing alone meets the definition of a derivative, and (3) the Convertible Notes due 2024 are not remeasured at fair value each reporting period with changes in fair value recorded in the condensed consolidated statement of operations. The initial derivative liability of $90.4 million is offset by a discount to the principal balance and is amortized to interest expense resulting in an effective rate of 5.98% over the extended term of the Convertible Notes due 2026. The Company also recorded deferred financing costs of approximately $13.6 million related to the issuance of the Convertible Notes due 2024 and will amortize those costs to interest expense under the effective interest method over the extended term of the Convertible Notes due 2026. For the three months ended September 30, 2020 and September 30, 2019. the Company recorded interest expense of $7.8 million and $8.2 million, respectively, and interest expense for the nine months ended September 30, 2020 and September 30, 2019 of $24.4 million and $24.2 million, respectively.

The derivative liability was remeasured at fair value each reporting period until the conversion price reset on September 14, 2020, with changes in fair value recorded in the condensed consolidated statements of operations as other expense or income. On September 14, 2020, the conversion price reset from $18.95 per share to $13.51 per share pursuant to the terms of the Indenture for the Convertible Notes due 2026 and the derivative liability as of September 14, 2020 was reclassified to permanent equity as the conversion feature is indexed to the Company’s equity. For the three months ended September 30, 2020 and September 30, 2019, this resulted in other expense of $89.9 million and $5.7 million, respectively, and for the nine months ended September 30, 2020 and September 30, 2019, this resulted in other expense (income) of $89.4 million and $(14.9) million, respectively. The if-converted value of the Convertible Notes due 2026 is less than the principal balance by approximately $390.8 million as of September 30, 2020 based on the closing price per share of the Company’s common stock of $4.71 per share. In addition, as a result of the adjustment to the conversion price, any future conversion of the Convertible Notes due 2026 will result in 5,666,000 shares of the Company’s Class B common stock held by Wanda being subject to forfeiture and retirement by the Company at no additional cost pursuant to the Stock Repurchase and Cancellation Agreement (the “Stock Repurchase Agreement”) between the Company and Wanda discussed in Note 7—Stockholders’ Equity. This cancellation agreement is a contingent call option for the forfeiture shares, which is a freestanding derivative measured at fair value on a recurring basis. The initial derivative asset of $10.7 million is offset by a credit to stockholders’ equity related to the Class B common stock purchase and cancellation. The forfeiture shares feature was not clearly and closely related to the Convertible Notes due 2026 host and it was bifurcated and accounted for as a derivative asset measured at fair value through earnings each reporting period until the conversion feature reset on September 14, 2020, with changes in fair value recorded in the condensed consolidated statement of operations as other expense or income. On September 14, 2020, the conversion price reset from $18.95 per share to $13.51 per share pursuant to the terms of the Indenture for the Convertible Notes due 2026 and the derivative asset as of September 14, 2020 was reclassified to permanent equity as the number of shares that will be cancelled on conversion of the Convertible Notes due 2026 are known. For the three months ended September 30, 2020 and September 30, 2019, this resulted in other expense (income) of $5.9 million and $(8.5) million, respectively, and other expense (income) of $19.6 million and $(0.5) million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Additionally, the conversion rate will be adjusted if any cash dividend or distribution is made to all or substantially all holders of the Company’s common stock (other than a regular, quarterly cash dividend that does not exceed $0.20 per share until September 14, 2020 and $0.10 per share thereafter). Any Convertible Notes due 2026 that are converted in connection with a Make-Whole Fundamental Change (as defined in the indenture governing the Convertible Notes due 2026) are, under certain circumstances, entitled to an increase in the conversion rate. The Company recorded an immaterial non-cash correction of $26.2 million recorded in other expense during the three and nine months ended September 30, 2020. The adjustment related to the Company correcting the valuation methodology applied to the derivative asset related to the cancellation agreement entered into on September 14, 2018, a Level 3 estimate of fair value for a complex instrument developed in consultation with a third party specialist.

Upon conversion by a holder of the Convertible Notes due 2026, the Company shall deliver, at its election, either cash, shares of the Company’s Class A common stock or a combination of cash and shares of the Company’s Class A common stock at an initial conversion rate of 52.7704 per $1,000 principal amount of the Convertible Notes due 2026 (which represented an initial conversion price of $18.95), in each case subject to customary anti-dilution adjustments. In addition to typical anti-dilution adjustments, because the then-applicable conversion price was greater than 120% of the average of the volume-weighted average price of the Company’s Class A common stock for the ten days prior to the second anniversary of issuance on September 14, 2020 (the “Reset Conversion Price”), the conversion price for the Convertible Notes due 2026 was subject to a reset provision that adjusted the conversion price downward to such Reset Conversion Price. However, this conversion price reset provision was subject to a conversion price floor such that the shares of the Company’s Class A common stock issuable upon conversion would not exceed 30% of the Company’s then outstanding fully-diluted share capital after giving effect to the conversion. The volume-weighted average price of the Company’s Class A common stock for the ten consecutive trading days ending on September 14, 2020 was $6.55 and, as a result, the conversion price reset provision was triggered. Effective as of September 14, 2020, the conversion price for the Convertible Notes due 2026 was adjusted to $13.51, which represents the conversion price that would result in 30% of the Company’s then outstanding fully-diluted share capital being issued upon conversion in full of the Convertible Notes due 2026. The conversion price reset provision was only applicable at September 14, 2020 and any future adjustments to the conversion price will be due to customary anti-dilution adjustments as set forth in the indenture governing the Convertible Notes due 2026. The holders of the Convertible Notes due 2026 may elect to convert the Convertible Notes due 2026 at any time and from time to time until September 15, 2024. As of September 30, 2020, the $600.0 million principal balance of the Convertible Notes due 2026 would be convertible into 44,422,860, compared to 31,662,240 shares of Class A common stock before giving effect to the conversion price reset on September 14, 2020.

The Company has the option to redeem the Convertible Notes due 2026 for cash on or after September 14, 2023 at par if the price for the Company’s Class A common stock is equal to or greater than 150% of the then applicable conversion price for 20 or more trading days out of a consecutive 30 day trading period (including the final three trading days), at which time the holders have the option to convert. The Company also has the option to redeem the Convertible Notes due 2026, between September 14, 2020 and September 14, 2021, if the reset provision described above is triggered at a redemption price in cash that would result in the noteholders realizing a 15% internal rate of return from the date of issuance regardless of when any particular noteholder acquired its Convertible Notes due 2026.

With certain exceptions, upon a change of control of the Company or if the Company’s Class A common stock is not listed for trading on The New York Stock Exchange, The NASDAQ Global Select Market or The NASDAQ Global Market, the holders of the Convertible Notes due 2026 may require that the Company repurchase in cash all or part of the principal amount of the Convertible Notes due 2026 at a purchase price equal to the principal amount plus accrued and unpaid interest up to, but excluding, the date of repurchase. The amended and restated Indenture governing the Convertible Notes due 2026 includes restrictive covenants that, subject to specified exceptions and parameters, limit the ability of the Company to incur additional debt and limit the ability of the Company to incur liens with respect to the

Company’s senior subordinated notes or any debt incurred to refinance the Company’s senior subordinated notes. The Indenture also includes customary events of default, which may result in the acceleration of the maturity of the Convertible Notes due 2026 under the Indenture.

NOTE 7—STOCKHOLDERS’ EQUITY

Equity Distribution Agreement. On September 24, 2020, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC, as sales agents (each, a “Sales Agent” and collectively, the “Sales Agents”), to sell up to 15.0 million shares of the Company’s Class A common stock, par value $0.01 per share, from time to time, through an “at-the-market” offering program (the “Offering”). Subject to the terms and conditions of the Equity Distribution Agreement, the Sales Agents will use reasonable efforts consistent with their normal trading and sales practices, applicable law and regulations, and the rules of the New York Stock Exchange to sell the Class A common stock from time to time based upon the Company’s instructions for the sales, including any price, time or size limits specified by the Company. The Company intends to use the net proceeds, if any, from the sale of the Class A common stock pursuant to the Equity Distribution Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness or working capital, capital expenditures and other investments. The Company raised gross proceeds of approximately $2.9 million during the three months ended September 30, 2020, through its at-the-market offering of approximately 600,000 shares of its Class A common stock and paid fees to the Sales Agents of approximately $0.1 million. See Note 13—Subsequent Events for further information regarding at-the-market offerings.

Exchange Offers. Certain backstop purchasers of the First Lien Notes due 2026 that participated in the Exchange Offer received five million Class A common shares. See Note 6—Corporate Borrowings for further information.

Dividends. The following is a summary of dividends and dividend equivalents declared to stockholders during the three and nine months ended September 30, 2020:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 26, 2020	March 9, 2020	March 23, 2020	$0.03	$3.2

Related Party Transactions. As of September 30, 2020 and December 31, 2019, the Company recorded a receivable due from Wanda of $0.6 million and $0.8 million, respectively, for reimbursement of general administrative and other expense incurred on behalf of Wanda. For the three months ended September 30, 2020 and September 30, 2019, the Company recorded approximately $0 and $0.1 million, respectively, of cost reductions for general and administrative services provided on behalf of Wanda. For the nine months ended September 30, 2020 and September 30, 2019, the Company recorded approximately $0.2 million in both periods of cost reductions for general and administrative services provided on behalf of Wanda. Wanda owns Legendary Entertainment, a motion picture production company. The Company will occasionally play Legendary’s films in its theatres as a result of transactions with independent film distributors.

On September 14, 2018, the Company entered into the Investment Agreement with Silver Lake, relating to the issuance to Silver Lake (or its designated affiliates) of $600.0 million principal amount of the Convertible Notes due 2024 and entered into an amended and restated investment agreement with Silver Lake, relating to the issuance of the Convertible Notes due 2026 on August 31, 2020. See Note 6—Corporate Borrowings - Convertible Notes for more information.

On September 14, 2018, the Company, Silver Lake and Wanda entered into a Right of First Refusal Agreement (the “ ROFR Agreement ”), which provides Silver Lake certain rights to purchase shares of the Company’s common stock that Wanda proposes to sell during a period of two years from the date of execution of the ROFR Agreement or, if earlier, until such time that Wanda and its affiliates cease to beneficially own at least 50.1% of the total voting power of the Company’s voting stock. The ROFR Agreement expired unexercised.

As of September 30, 2020, Wanda owns 47.10% of AMC through its 51,769,784 shares of Class B common stock. With the three-to-one voting ratio between the Company’s Class B and Class A common stock, Wanda retains voting control of AMC with 72.76% of the voting power of the Company’s common stock. As discussed in Note 6—

Corporate Borrowings up to 5,666,000 shares of Class B common stock are now subject to forfeiture for no consideration in connection with the reset provision contained in the indenture governing the Convertible Notes due 2026.

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2020

								Accumulated
	Class A Voting		Class B Voting		Additional			Other	Accumulated	Total AMC
	Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Earnings	Stockholders’	Noncontrolling	Total
(In millions, except share and per share data)	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	(Deficit)	Equity (Deficit)	Interests	Equity
Balances December 31, 2019	52,080,077	$0.5	51,769,784	$0.5	$2,001.9	3,732,625	$(56.4)	$(26.1)	$(706.2)	$1,214.2	$—	$1,214.2
Cumulative effect adjustment for the adoption of new accounting principle (ASU 2016-13)	—	—	—	—	—	—	—	—	(16.9)	(16.9)	—	(16.9)
Net loss	—	—	—	—	—	—	—	—	(2,176.3)	(2,176.3)	—	(2,176.3)
Other comprehensive loss	—	—	—	—	—	—	—	(93.5)	—	(93.5)	—	(93.5)
Dividends declared:
Class A common stock, $0.03/share, net of forfeitures	—	—	—	—	—	—	—	—	(1.6)	(1.6)	—	(1.6)
Class B common stock, $0.03/share	—	—	—	—	—	—	—	—	(1.6)	(1.6)	—	(1.6)
Taxes paid for restricted unit withholdings	—	—	—	—	(1.0)	—	—	—	—	(1.0)	—	(1.0)
Stock-based compensation	469,516	—	—	—	2.7	—	—	—	—	2.7	—	2.7
Balances March 31, 2020	52,549,593	$0.5	51,769,784	$0.5	$2,003.6	3,732,625	$(56.4)	$(119.6)	$(2,902.6)	$(1,074.0)	$—	$(1,074.0)
Net loss	—	—	—	—	—	—	—	—	(561.2)	(561.2)	—	(561.2)
Other comprehensive income	—	—	—	—	—	—	—	56.0	—	56.0	—	56.0
Dividends declared:
Class A common stock, accrued dividend forfeitures	—	—	—	—	—	—	—	—	0.1	0.1	—	0.1
Stock-based compensation	—	—	—	—	3.7	—	—	—	—	3.7	—	3.7
Balances June 30, 2020	52,549,593	$0.5	51,769,784	$0.5	$2,007.3	3,732,625	$(56.4)	$(63.6)	$(3,463.7)	$(1,575.4)	$—	$(1,575.4)
Net loss	—	—	—	—	—	—	—	—	(905.8)	(905.8)	—	(905.8)
Other comprehensive income	—	—	—	—	—	—	—	11.6	—	11.6	—	11.6
Baltics noncontrolling capital contribution	—	—	—	—	1.8	—	—	—	—	1.8	34.7	36.5
Class A common stock issuance	600,000	—	—	—	2.8	—	—	—	—	2.8	—	2.8
Exchange Offer Class A common stock issuance	5,000,000	0.1	—	—	20.1	—	—	—	—	20.2	—	20.2
Derivative asset valuation allowance adjustment	—	—	—	—	—	—	—	—	(2.4)	(2.4)	—	(2.4)
Reclassification of derivative liability and derivative asset for Conversion Price Reset of Convertible Notes due 2026	—	—	—	—	89.9	—	—	—	(15.9)	74.0	—	74.0
Stock-based compensation	—	—	—	—	3.1	—	—	—	—	3.1	—	3.1
Balances September 30, 2020	58,149,593	$0.6	51,769,784	$0.5	$2,125.0	3,732,625	$(56.4)	$(52.0)	$(4,387.8)	$(2,370.1)	$34.7	$(2,335.4)

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2019

								Accumulated
	Class A Voting		Class B Voting		Additional			Other	Accumulated	Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Earnings	Stockholders’
(In millions, except share and per share data)	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	(Deficit)	Equity
Balances December 31, 2018	55,401,325	$0.5	51,769,784	$0.5	$1,998.4	3,732,625	$(56.4)	$5.5	$(550.9)	$1,397.6
Cumulative effect adjustments for the adoption of new accounting principle (ASU 842)	—	—	—	—	—	—	—	—	78.8	78.8
Net loss	—	—	—	—	—	—	—	—	(130.2)	(130.2)
Other comprehensive loss	—	—	—	—	—	—	—	(24.9)	—	(24.9)
Dividends declared:
Class A common stock, $0.20/share	—	—	—	—	—	—	—	—	(10.7)	(10.7)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	—	(10.4)	(10.4)
Taxes paid for restricted unit withholdings	—	—	—	—	(1.1)	—	—	—	—	(1.1)
Reclassification from temporary equity	75,712	—	—	—	0.4	—	—	—	—	0.4
Stock-based compensation	328,904	—	—	—	4.0	—	—	—	—	4.0
Balances March 31, 2019	55,805,941	$0.5	51,769,784	$0.5	$2,001.7	3,732,625	$(56.4)	$(19.4)	$(623.4)	$1,303.5
Cumulative effect adjustments for the adoption of new accounting principle (ASU 842)	—	—	—	—	—	—	—	—	(2.6)	(2.6)
Net earnings	—	—	—	—	—	—	—	—	49.4	49.4
Other comprehensive loss	—	—	—	—	—	—	—	(9.2)	—	(9.2)
Dividends declared:
Class A common stock, $0.20/share, net of forfeitures	—	—	—	—	—	—	—	—	(10.7)	(10.7)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	—	(10.4)	(10.4)
Taxes paid for restricted unit withholdings	—	—	—	—	(0.3)	—	—	—	—	(0.3)
Stock-based compensation	3,096	—	—	—	5.4	—	—	—	—	5.4
Balances June 30, 2019	55,809,037	$0.5	51,769,784	$0.5	$2,006.8	3,732,625	$(56.4)	$(28.6)	$(597.7)	$1,325.1
Net loss	—	—	—	—	—	—	—	—	(54.8)	(54.8)
Other comprehensive loss	—	—	—	—	—	—	—	(68.1)	—	(68.1)
Dividends declared:
Class A common stock, $0.20/share, net of forfeitures	—	—	—	—	—	—	—	—	(10.6)	(10.6)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	—	(10.4)	(10.4)
Stock-based compensation	3,665	—	—	—	2.1	—	—	—	—	2.1
Balances September 30, 2019	55,812,702	$0.5	51,769,784	$0.5	$2,008.9	3,732,625	$(56.4)	$(96.7)	$(673.5)	$1,183.3

NOTE 8—INCOME TAXES

The Company’s worldwide effective income tax rate is based on actual income (loss), statutory rates, valuation allowances against deferred tax assets and tax planning opportunities available in the various jurisdictions in which it operates. The Company is using a discrete income tax calculation for the three and nine months ended September 30, 2020 due to the inability to determine reliable annual estimates of taxable income (loss) due to COVID-19. Historically, for interim financial reporting, the Company estimates the worldwide annual income tax rate based on projected taxable income (loss) for the full year and records a quarterly income tax provision or benefit in accordance with the anticipated annual rate, adjusted for discrete items, if any. The Company will return to the historic approach of computing quarterly tax expense based on an annual effective rate in the future interim period when more reliable estimates of annual income become available. The Company recognizes income tax-related interest expense and penalties as income tax expense and general and administrative expense, respectively.

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

Cancellation of Debt Income. On July 31, 2020, the Company consummated its previously announced private offers to exchange its Existing Subordinated Notes for newly issued Second Lien Notes due 2026. See Note 6—Corporate Borrowings for further information. For US tax purposes the Company is required to recognize CODI on the difference between the face value of debt exchanged and the fair market value of the new debt issued. The Company has determined that it should recognize an estimated $1.2 billion of CODI for tax purposes.

IRS §108 provides relief from recognizing the CODI as current taxable income to the extent that the tax paying legal entity is insolvent as defined by the US Tax Code. The Company currently estimates that the level of its insolvency at July 31, 2020 exceeds the indicated amount of CODI resulting from the debt exchange. To the extent that the entity is insolvent, rather than recognize current taxable income, the entity may reduce its tax attributes including net operating losses, capital losses, tax credits, depreciable assets, investment in subsidiaries and other investments in the amount of the excluded CODI.

For purposes of determining the current and deferred tax provision, and uncertain tax positions for the nine months ended September 30, 2020, the Company estimated a significant portion of its net operating losses and tax credits have been eliminated as a result of tax attribute reduction. The process of determining the attribute reduction is complex, subject to the taxpayer making certain elections regarding which attributes are to be reduced and cannot be calculated until the completion of taxable income for the year in which the CODI was incurred. Therefore, the estimated impact of the tax attribute reduction is subject to change until the finalization of its 2020 tax returns that will contain the tax consequences of the debt exchange.

The effective tax rate for the nine months ended September 30, 2020 reflects the impact of these valuation allowances against U.S. and international deferred tax assets generated during the nine-month period. The actual effective rate for the nine months ended September 30, 2020 was (1.9)%. The Company’s consolidated tax rate for the nine months ended September 30, 2020 differs from the U.S. statutory tax rate primarily due to the valuation allowances in U.S. and foreign jurisdictions, foreign tax rate differences, federal and state tax credits, partially offset by state income taxes, permanent differences related to goodwill impairments, interest, compensation, and other discrete items. No tax impact was recorded on the $1,901.1 million goodwill impairment charge incurred during the nine months ended September 30, 2020, as the portion impaired was permanently non-deductible. At September 30, 2020 and December 31, 2019, the Company has recorded net deferred tax liabilities of $42.8 million and net deferred tax assets of $24.1 million, respectively.

Cares Act. On March 27, 2020, the U.S. government enacted the CARES Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property, as well as loans to certain qualifying businesses. The Company continues to examine the impacts that the CARES Act may have on its business. While the Company may take advantage of certain CARES Act’s cash deferral provisions, many of the provisions are not applicable to the Company. Additionally, as of the date of this filing, the Company has not participated in CARES Act loans.

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

Recurring Fair Value Measurements. The following table summarizes the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of September 30, 2020:

		Fair Value Measurements at September 30, 2020 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	September 30, 2020	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Money market mutual funds	$1.2	$1.2	$—	$—
Investments measured at net asset value (1)	10.5	—	—	—
Marketable equity securities:
Investment in NCM	3.8	3.8	—	—
Total assets at fair value	$15.5	$5.0	$—	$—
(1)	The investments relate to non-qualified deferred compensation arrangements on behalf of certain members of management. The Company has an equivalent liability for this related-party transaction recorded in other long-term liabilities for the deferred compensation obligation.

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

Nonrecurring Fair Value Measurements. The following table summarizes the fair value hierarchy of the Company’s assets that were measured at fair value on a nonrecurring basis:

		Fair Value Measurements at September 30, 2020 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs	Total
(In millions)	September 30, 2020	(Level 1)	(Level 2)	(Level 3)	Losses
Property, net:
Property net	$14.3	$—	$—	$14.3	$8.5
Operating lease right-of-use assets
Operating lease right-of-use assets	56.8	—	—	56.8	19.6
Intangible assets, net
Definite-lived intangible assets	—	—	—	—	6.4
Indefinite-lived intangible assets	43.8	—	—	43.8	4.6
Goodwill
Goodwill	2,874.4	—	—	2,874.4	156.8
Total	$2,989.3	$—	$—	$2,989.3	$195.9

		Fair Value Measurements at March 31, 2020 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs	Total
(In millions)	March 31, 2020	(Level 1)	(Level 2)	(Level 3)	Losses
Property, net:
Property net	$40.5	$—	$—	$40.5	$30.9
Operating lease right-of-use assets
Operating lease right-of-use assets	124.0	—	—	124.0	60.4
Intangible assets, net
Definite-lived intangible assets	6.6	—	—	6.6	8.0
Indefinite-lived intangible assets	50.3	—	—	50.3	8.3
Goodwill
Goodwill	2,938.0	—	—	2,938.0	1,744.3
Other long-term assets
Cost method investments	—	—	—	—	7.2
Total	$3,159.4	$—	$—	$3,159.4	$1,859.1

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

Valuation Techniques. There are a number of estimates and significant judgments that were made by management in performing these impairment evaluations. Such judgments and estimates include estimates of future attendance, revenues, cash flows, rent relief, cost savings, capital expenditures, and the cost of capital, among others. Attendance is expected to be significantly below historical levels following reopening with limited seating capacities and social distancing guidelines and studios have postponed new film releases or moved them to the home video market, and movie release dates may continue to move in the future. The Company believes it used reasonable and appropriate business judgments. At September 30, 2020, the Company used weighted average cost of capital (discount rate) input for the Domestic Theatres and International Theatres reporting units of 12.0% and 13.0%, respectively, and a long-term growth rate input of 1.0% for both of the reporting units. At March 31, 2020, the Company used weighted average cost of capital (discount rate) input for the Domestic Theatres and International Theatres reporting units of 11.5% and 13.0%, respectively, and a long-term growth rate input of 2.0% for both of the reporting units. There is considerable management judgment with respect to cash flow estimates and appropriate discount rates to be used in determining fair value, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy. These estimates determine whether impairments have been incurred, and quantify the amount of any related impairment charge.

Other Fair Value Measurement Disclosures. The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at September 30, 2020
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	September 30, 2020	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$20.0	$—	$12.8	$—
Corporate borrowings	5,803.8	—	2,594.0	278.8

Valuation Technique. Quoted market prices and observable market based inputs were used to estimate fair value for Level 2 inputs. The Level 3 fair value measurement represents the transaction price of the corporate borrowings under market conditions. On September 14, 2018, the Company issued $600.0 million of Convertible Notes due 2024. These notes were issued by private placement, as such there is no observable market for these convertible notes (now the Convertible Notes due 2026). The Company valued these notes at principal value less a discount reflecting a market yield to maturity. See Note 6—Corporate Borrowings for further information.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

NOTE 10—OPERATING SEGMENTS

The Company reports information about operating segments in accordance with ASC 280-10, Segment Reporting, which requires financial information to be reported based on the way management organizes segments within a company for making operating decisions and evaluating performance. The Company has identified two reportable segments and reporting units for its theatrical exhibition operations, U.S. markets and International markets. The International markets reportable segment has operations in or partial interest in theatres in the United Kingdom, Germany, Spain, Italy, Ireland, Portugal, Sweden, Finland, Estonia, Latvia, Lithuania, Norway, and Denmark. On August 28, 2020, the Company divested of 49% of its interest in Estonia, Latvia, and Lithuania operations. See Note 1—Basis of Presentation for further information on the Baltics theatre sale agreement. Each segment’s revenue is derived from admissions, food and beverage sales and other ancillary revenues, primarily screen advertising, AMC Stubs® membership fees and other loyalty programs, ticket sales, gift card income and exchange ticket income. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company does not report asset information by segment because that information is not used to evaluate the performance of or allocate resources between segments.

Below is a breakdown of select financial information by reportable operating segment:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Revenues (In millions)	2020	2019	2020	2019
U.S. markets	$47.3	$970.7	$724.3	$2,999.1
International markets	72.2	346.1	355.6	1,024.2
Total revenues	$119.5	$1,316.8	$1,079.9	$4,023.3

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Adjusted EBITDA (1) (In millions)	2020	2019	2020	2019
U.S. markets	$(259.1)	$116.3	$(504.5)	$395.8
International markets	(75.4)	40.2	(167.2)	106.5
Total Adjusted EBITDA	$(334.5)	$156.5	$(671.7)	$502.3
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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Capital Expenditures (In millions)	2020	2019	2020	2019
U.S. markets	$18.3	$84.3	$100.1	$243.9
International markets	11.0	34.0	55.9	104.3
Total capital expenditures	$29.3	$118.3	$156.0	$348.2

	As of	As of
Long-term assets, net (In millions)	September 30, 2020	December 31, 2019
U.S. markets	$7,090.2	$9,039.6
International markets	3,177.4	3,963.1
Total long-term assets (1)	$10,267.6	$13,002.7
(1)	Long-term assets are comprised of property, operating lease right-of-use assets, intangible assets, goodwill, deferred tax assets, and other long-term assets.

The following table sets forth a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2020	2019	2020	2019
Net loss attributable to AMC Entertainment Holdings, Inc.	$(905.8)	$(54.8)	$(3,643.3)	$(135.6)
Plus:
Income tax provision (benefit) (1)	4.6	(0.2)	66.7	10.9
Interest expense	94.3	85.1	268.3	255.1
Depreciation and amortization	123.5	112.1	365.7	337.1
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill (2)	195.9	—	2,047.8	—
Certain operating expenses (3)	1.8	5.3	2.4	10.1
Equity in (earnings) loss of non-consolidated entities (4)	10.6	(7.5)	25.9	(24.2)
Cash distributions from non-consolidated entities (5)	3.7	4.7	17.4	17.0
Attributable EBITDA (6)	(1.4)	0.9	(0.9)	3.8
Investment expense (income)	(4.1)	(0.5)	4.0	(18.7)
Other expense (income) (7)	138.5	(1.5)	163.5	4.6
Other non-cash rent (8)	(0.2)	6.1	(1.7)	19.5
General and administrative — unallocated:
Merger, acquisition and other costs (9)	1.0	4.7	3.0	11.2
Stock-based compensation expense (10)	3.1	2.1	9.5	11.5
Adjusted EBITDA	$(334.5)	$156.5	$(671.7)	$502.3
(1)	For information regarding the income tax provision, see Note 8—Income Taxes.
(2)	During the three months ended September 30, 2020, the Company recorded goodwill non-cash impairment charges of $151.2 million and $5.6 million related to the enterprise fair value of the Domestic Theatres and International Theatres reporting units, respectively. The Company recorded non-cash impairment charges related to its long-lived assets of $28.1 million on 49 theatres in the U.S. markets with 527 screens which were related to property, net, operating lease right-of-use assets, net and other long-term assets and $0 in the International markets during the three months ended September 30, 2020. The Company recorded non-cash impairment charges related to definite-lived intangible assets of $6.4 million in the Domestic Theatres reporting unit and indefinite-lived intangible assets of $4.5 million and $0.1 million related to the Odeon and Nordic tradenames, respectively, in the International Theatres reporting unit during the three months ended September 30, 2020.

During the nine months ended September 30, 2020, the Company recorded goodwill non-cash impairment charges of $1,276.1 million and $625.0 million related to the enterprise fair values of the Domestic Theatres and International Theatres reporting units, respectively. During the nine months ended September 30, 2020, the Company recorded non-cash impairment charges related to its long-lived assets of $109.5 million on 75 theatres in the U.S. markets with 851 screens which were related to property, net, operating lease right-of-use assets, net and other long-term assets and $9.9 million on 23 theatres in the International markets with 213 screens which were related to property, net and operating lease right-of-use assets, net. The Company recorded non-cash impairment charges related to indefinite-lived intangible assets of $10.4 million and $2.5 million related to the Odeon and Nordic tradenames, respectively, in the International Theatres reporting unit during the nine months ended September 30, 2020. The Company also recorded non-cash impairment charges of $14.4 million related to its definite-lived intangible assets in the Domestic Theatres reporting unit during the nine months ended September 30, 2020.

(3)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens including the related accretion of interest, non-cash deferred digital equipment rent expense, and disposition of assets and other non-operating gains or losses included in operating expenses. The Company has excluded these items as they are non-cash in nature or are non-operating in nature.
(4)	Equity in (earnings) loss of non-consolidated entities was primarily due to equity in loss from DCIP of $7.5 million for the three months ended September 30, 2020 compared to equity in earnings from DCIP of $6.5 million for the three months ended September 30, 2019. Equity in (earnings) loss of non-consolidated entities was primarily due to equity in loss from DCIP of $19.1 million for the nine months ended September 30, 2020 compared to equity in earnings from DCIP of $21.1 million for the nine months ended September 30, 2019.
(5)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. The Company believes including cash distributions is an appropriate reflection of the contribution of these investments to the Company’s operations.
(6)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of the Company’s equity in (earnings) loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where the Company holds a significant market share, the Company believes attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. The Company also provides services to these theatre operators including information technology systems, certain on-screen advertising services and the Company’s gift card and package ticket program.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2020	2019	2020	2019
Equity in (earnings) loss of non-consolidated entities	$10.6	$(7.5)	$25.9	$(24.2)
Less:
Equity in (earnings) loss of non-consolidated entities excluding International theatre joint ventures	8.7	(7.4)	23.0	(23.2)
Equity in earnings (loss) of International theatre joint ventures	(1.9)	0.1	(2.9)	1.0
Income tax provision (benefit)	—	0.1	(0.1)	0.2
Investment income	(0.4)	(0.1)	(0.6)	(0.6)
Interest expense	0.1	—	0.1	0.1
Depreciation and amortization	0.7	0.5	2.2	2.8
Other expense	0.1	0.3	0.4	0.3
Attributable EBITDA	$(1.4)	$0.9	$(0.9)	$3.8

(7)	For the three months ended September 30, 2020 compared to the three months ended September 30, 2019, the Company recorded increases in other expense related to financing fees of $36.3 million due to the Exchange

Offers, increases in other expense due to the change in fair value of the Company’s derivative liability of $84.2 million for the embedded conversion feature in the Company’s Convertible Notes due 2026, increases in other expense due to the change in fair value of the Company’s derivative asset of $14.4 million for the contingent call option related to the Class B common stock purchase and cancellation agreement, and increases in other expense for credit losses due to contingent lease guarantees of $6.1 million. For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, the Company recorded increases in other expense related to financing fees of $39.1 million due to the Exchange Offers, increases in other expense due to the change in fair value of the Company’s derivative liability of $104.3 million for the embedded conversion feature in the Company’s Convertible Notes due 2026, increases in other expense due to the change in fair value of the Company’s derivative asset of $20.1 million for the contingent call option related to the Class B common stock purchase and cancellation agreement, and increase in other expense for the credit losses related to contingent lease guarantees of $15.3 million. For the nine months ended September 30, 2019, the Company recorded a loss on repayment of indebtedness of $16.6 million. See Note 1—Basis of Presentation for further information related to other expense (income).
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

On January 12, 2018 and January 19, 2018, two putative federal securities class actions, captioned Hawaii Structural Ironworkers Pension Trust Fund v. AMC Entertainment Holdings, Inc., et al., Case No. 1:18-cv-00299-AJN (the “Hawaii Action”), and Nichols v. AMC Entertainment Holdings, Inc., et al., Case No. 1:18-cv-00510-AJN (the “Nichols Action,” and together with the Hawaii Action, the “Actions”), respectively, were filed against the Company in the U.S. District Court for the Southern District of New York. The Actions, which name certain of the Company’s officers and directors and, in the case of the Hawaii Action, the underwriters of the Company’s February 8, 2017 secondary public offering, as defendants, assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) with respect to alleged material misstatements and omissions in the registration statement for the secondary public offering and in certain other public disclosures. On May 30, 2018, the court consolidated the Actions. On January 22, 2019, defendants moved to dismiss the Second Amended Class Action Complaint. On September 23, 2019, the court granted the motion to dismiss in part and denied it in part. On March 2, 2020, plaintiffs moved to certify the purported class. The motion was fully briefed on September 21, 2020.

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

On July 15, 2020, the Company received a second stockholder litigation demand requesting substantially the same action as the stockholder demand it received on December 31, 2019. On September 23, 2020, the Board determined not to pursue the claims sought in the demand at this time.

On April 22, 2019, a putative stockholder class and derivative complaint, captioned Lao v. Dalian Wanda Group Co., Ltd., et al., C.A. No. 2019-0303-JRS (the “Lao Action”), was filed against certain of the Company’s directors, Wanda, two of Wanda’s affiliates, Silver Lake, and one of Silver Lake’s affiliates in the Delaware Court of Chancery. The Lao Action asserts claims directly, on behalf of a putative class of Company stockholders, and derivatively, on behalf of the Company, for breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty with respect to transactions that the Company entered into with affiliates of Wanda and Silver Lake on September 14, 2018, and the special cash dividend of $1.55 per share of common stock that was payable on September 28, 2018 to the Company’s stockholders of record as of September 25, 2018. On July 18, 2019, the Company’s Board of Directors formed a Special Litigation Committee to investigate and evaluate the claims and allegations asserted in the Lao Action and make a determination as to how the Company should proceed with respect to the Lao Action. On October 25, 2019, the court granted a motion to stay the action for six months to allow the Special Litigation Committee to complete its investigation. On March 17, 2020, the court extended the stay until August 7, 2020, and on July 29, 2020 the court further extended the stay until December 11, 2020.

The Company remains contingently liable for lease payments under certain leases of theatres that it previously divested, in the event that such assignees are unable to fulfill their future lease payment obligations. During the three and nine months ended September 30, 2020, the Company recorded $6.1 million and $15.3 million, respectively, in estimated credit losses related to contingent lease guarantees in other expense. The Company applied a probability weighted approach for the estimation of credit loss reserve for contingent lease guarantees expected to be funded over the lease term using the discounted cash flow method. See Note 1—Basis of Presentation for further information regarding the adoption of ASU 2016-13.

NOTE 12—LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share includes the effects of potential dilutive shares from the conversion feature of the Convertible Notes, if dilutive.

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2020	2019	2020	2019
Numerator:
Net loss for basic loss per share	$(905.8)	$(54.8)	$(3,643.3)	$(135.6)
Net loss for diluted loss per share	$(905.8)	$(54.8)	$(3,643.3)	$(135.6)

Denominator (shares in thousands):
Weighted average shares for basic loss per common share	107,695	103,850	105,428	103,826
Weighted average shares for diluted loss per common share	107,695	103,850	105,428	103,826
Basic loss per common share	$(8.41)	$(0.53)	$(34.56)	$(1.31)
Diluted loss per common share	$(8.41)	$(0.53)	$(34.56)	$(1.31)

Vested restricted stock units (“RSUs”), performance stock units (“PSUs”), and special performance stock units (“SPSUs”) have dividend rights identical to the Company’s Class A and Class B common stock and are treated as outstanding shares for purposes of computing basic and diluted earnings per share. For the nine months ended September 30, 2020 and September 30, 2019, unvested RSUs of 2,203,996 and 1,207,102, respectively, were not included in the computation of diluted loss per share because they would be anti-dilutive.

Unvested PSUs and SPSUs are subject to performance and market conditions, respectively, and are included in diluted earnings per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the Company’s 2013 Equity Incentive Plan if the end of the reporting period were the end of the contingency period. Unvested PSUs of 769,414 and 488,931 at 100% performance target for the nine months ended September 30, 2020 and September 30, 2019, respectively, and unvested SPSUs of 578,328 at the minimum market condition for nine months ended September 30, 2020, were not included in the computation of diluted loss per share because they would not be issuable if the end of the reporting period were the end of the contingency period.

The Company uses the if-converted method for calculating any potential dilutive effect of the Convertible Notes that were issued on September 14, 2018. For the three and nine months ended September 30, 2020, the Company has not adjusted net loss to eliminate the interest expense of $7.8 million and $24.4 million, respectively, and the other expense for the derivative liability related to the Convertible Notes of $89.9 million and $89.4 million, respectively, in the computation of diluted loss per share because the effects would be anti-dilutive. For the three and nine months ended September 30, 2019, the Company has not adjusted net loss to eliminate the interest expense of $8.2 million and $24.2 million, respectively, and the other expense (income) for the derivative liability related to the Convertible Notes of $5.7 million and $(14.9) million, respectively, in the computation of diluted loss per share because the effects would be anti-dilutive. The Company has not included in diluted weighted average shares approximately 34.0 million and 32.5 million shares issuable upon conversion for the three and nine months ended September 30, 2020, respectively, and 31.7 million shares for the three and nine months ended September 30, 2019, as the effects would be anti-dilutive. Based on the current conversion price of $13.51 per share the Convertible Notes are convertible into 44,422,860 Class A common shares.

NOTE 13—SUBSEQUENT EVENTS

As part of the Equity Distribution Agreement described in Note 7—Stockholders’ Equity, the Company raised gross proceeds of approximately $53.2 million during the month of October 2020 through its at-the-market offering of approximately 14.4 million shares of its Class A common stock and paid fees to the Sales Agents of approximately $1.3 million.

The Company entered into an additional Equity Distribution Agreement with the Sales Agents, dated October 20, 2020, on substantially the same terms as the Equity Distribution Agreement, to sell 15.0 million additional shares of Class A common stock. As of October 30, 2020 settlement date, the Company raised additional gross proceeds of approximately $33.8 million during the month of October 2020 through its at-the-market offering of approximately 11.8 million shares of its Class A common stock and paid fees to the Sales Agents of approximately $0.8 million.

On October 30, 2020, the Board of Directors approved (1) modifications to certain equity awards under its 2013 Employee Incentive Plan and (2) certain cash bonuses in lieu of any potential future payments under its 2020 Annual Incentive Plan as more fully described in Item 5. Other Information of Part II of this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10–Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “forecast,” “estimate,” “project,” “intend,” “plan,” “expect,” “should,” “believe” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Examples of forward-looking statements include statements we make regarding the impact of COVID-19, future attendance levels and our liquidity. These forward-looking statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions and speak only as of the date on which it is made. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	our ability to obtain additional liquidity, which if not realized or insufficient to generate the material amounts of additional liquidity that will be required until we are able to achieve more normalized levels of operating revenues, likely would result with us seeking an in-court or out-of-court restructuring of our liabilities, and in the event of such future liquidation or bankruptcy proceeding, holders of our common stock and other securities would likely suffer a total loss of their investment;

●	the impact of the COVID-19 virus on us, the motion picture exhibition industry, and the economy in general, including our response to the COVID-19 virus related to suspension of operations at our theatres, personnel reductions and other cost-cutting measures and measures to maintain necessary liquidity and increases in expenses relating to precautionary measures at our facilities to protect the health and well-being of our customers and employees;

●	risks and uncertainties relating to our significant indebtedness, including our borrowing capacity and our ability to meet our financial maintenance and other covenants;

●	the manner, timing and amount of benefit we receive under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) or other applicable governmental benefits and support for which we are eligible domestically and internationally;

●	risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges;

●	risks relating to motion picture production and performance;

●	our lack of control over distributors of films;

●	intense competition in the geographic areas in which we operate;

●	increased use of alternative film delivery methods including premium video on demand or other forms of entertainment;

●	shrinking exclusive theatrical release windows;

●	AMC Stubs® A-List may not meet anticipated revenue projections which could result in a negative impact upon operating results;

●	general and international economic, political, regulatory, social and financial market conditions and other risks including the effects of the exit of the United Kingdom from the European Union;

●	limitations on the availability of capital may prevent us from deploying strategic initiatives;

●	certain covenants in the agreements that govern our indebtedness may limit our ability to take advantage of certain business opportunities;

●	our ability to achieve expected synergies, benefits and performance from our strategic theatre acquisitions and strategic initiatives;

●	our ability to refinance our indebtedness on terms favorable to us or at all;

●	optimizing our theatre circuit through new construction and the transformation of our existing theatres may be subject to delay and unanticipated costs;

●	failures, unavailability or security breaches of our information systems;

●	our ability to utilize interest expense deductions may be limited annually due to Section 163(j) of the Tax Cuts and Jobs Act of 2017;

●	our ability to recognize interest deduction carryforwards and net operating loss carryforwards to reduce our future tax liability;

●	our ability to recognize certain international deferred tax assets which currently do not have a valuation allowance recorded;

●	impact of the elimination of the calculation of USD LIBOR rates on our contracts indexed to USD LIBOR:

●	review by antitrust authorities in connection with acquisition opportunities;

●	risks relating to the incurrence of legal liability, including costs associated with recently filed securities class action lawsuits;

●	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;

●	risks of poor financial results may prevent us from deploying strategic initiatives;

●	operating a business in international markets AMC is unfamiliar with, including acceptance by movie-goers of AMC initiatives that are new to those markets;

●	increased costs in order to comply or resulting from failure to comply with governmental regulation, including the General Data Protection Regulation, the California Consumer Privacy Act and pending future domestic privacy laws and regulations;

●	geopolitical events, including the threat of terrorism or cyber-attacks, or widespread health emergencies, such as the novel coronavirus or other pandemics or epidemics, causing people to avoid our theatres or other public places where large crowds are in attendance;

●	the ability to obtain suitable equity and/or debt financing and the continued availability of financing, in the amounts and on the terms necessary to support our future refinancing requirements and business; and

●	other risks referenced from time to time in filings with the SEC.

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

Temporarily Suspended Operations

As of March 17, 2020, we temporarily suspended all theatre operations in our U.S. markets and International markets in compliance with local, state, and federal governmental restrictions and recommendations on social gatherings to prevent the spread of COVID-19 and as a precaution to help ensure the health and safety of our guests and theatre staff. As a result of these temporarily suspended operations, our revenues and expenses for the three and nine months ended September 30, 2020 are significantly lower than the revenues and expenses for the three and nine months ended September 30, 2019.

Industry Box Office. The North American industry box office has been significantly impacted by COVID-19 in the third quarter ending September 30, 2020. Although certain states authorized the reopening of theatres as early as June 2020, with limited seating capacities and social distancing guidelines, some states, including California, New York, and Maryland, remain partially closed for theatrical exhibition as of the end of October 2020. As a result, studios have postponed new film releases or moved them to the home video market, and movie release dates may continue to move in the future. Major movie releases that were previously scheduled to be released in the fourth quarter have either been rescheduled for 2021 or slated for direct to streaming in lieu of a theatrical release, leaving a reduced slate of movie releases for the remainder of the year, and release dates may continue to move. Certain competitors have decided to temporarily reclose their theatres in light of the ongoing pandemic and the reduced slate of movie releases, which may further exacerbate the trend described above. On October 23, 2020, we resumed operations at several AMC locations throughout the state of New York as a result of the state government allowing movie theatres to reopen throughout much of the state. The combination of theatre reopening restrictions and limited new film distribution has resulted in a significantly lower industry box office for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. In response to the current low attendance levels, the Company has made adjustments to theatre operating hours to align screen availability and associated theatre operating costs with attendance levels for each theatre. We also introduced AMC Private Screening, which allows movie goers to reserve a separate AMC Safe & CleanTM auditorium for a private screening for up to 20 people, starting at $99 plus tax.

Update on Theatre Reopenings-U.S. markets. Our theatre operations in the U.S. markets remained suspended for the entire second quarter ended June 30, 2020. We resumed limited operations in our U.S. markets in late August 2020 with the initial 115 theatre reopenings occurring on August 20, 2020. We reopened 170 additional theatres on August 26, 2020, and 142 additional theatres on September 4, 2020. As of September 30, the Company had resumed operations at 467 U.S. theatres, with limited seating capacities of between 25% and 40%, representing approximately 78% of the U.S. theatres and 73% of 2019 U.S. same-theatre revenue. Since the resumption of operations in its U.S. markets, we have served more than 1,973,000 guests as of September 30, 2020, representing a same-theatre attendance decline of approximately 83% compared to the same period a year ago. As of the end of October 2020, we operated approximately 539 of our 600 U.S. theatres, with limited seating capacities. The remaining 10% of the U.S. theatres left to reopen are primarily located in California, Maryland, and New York, and include some of our most productive theatres, representing approximately 15% of 2019 U.S. same theatre revenue. In regions where theatres are not yet able to open, we continue to have productive discussions with local and state government authorities about the appropriate timing for a resumption of operations.

Update on Theatre Reopenings-International markets. We resumed limited operations in the International markets in early June. As of June 30, 2020, we had resumed operations at 37 theatres, with limited seating capacities, in nine countries and recorded attendance of 100,000 guests in June. As of July 31, 2020, we had resumed operations at 182 leased and partnership theatres. As of September 30, 2020, we had resumed operations at 321 leased and partnership theatres. This represents approximately 91% of our international theatres and approximately 93% of 2019 international same-theatre revenue. Seating capacity at the reopened international theatres remains limited to between 25% and 50% of capacity to ensure social distancing for guests. Since the resumption of operations in our International markets on June 3, 2020, our theatres have served more than 4,637,000 guests as of September 30, 2020, representing a same-theatre attendance decline of approximately 74% compared to the same period a year ago. As of the end of October 2020, we operated 261 of our 358 international theatres. The reduction in open international theatres between September 30, 2020 and October 30, 2020 is a result of a recent resurgence of COVID-19 cases in our International markets. Italy, Germany, Spain, Ireland and the UK have announced or enacted plans to reinstitute national or regional lockdowns to protect their citizenry. As a result, we plan to close or have closed some or all of our previously reopened theatres in these countries, depending on the respective mandate. We expect to reopen these theatres when the respective mandate has been lifted and it is safe to do so and permissible under local, provincial as well as national guidelines.

Overview

AMC is the world’s largest theatrical exhibition company and an industry leader in innovation and operational excellence. We operate theatres in 15 countries and are the market leader in nine of those.

Our theatrical exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs® customer frequency membership program, rental of theatre auditoriums, income from gift card and exchange ticket sales, online ticketing fees and arcade games located in theatre lobbies. As of September 30, 2020, we owned, operated or had interests in 958 theatres and 10,697 screens.

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

Movie Screens

During the nine months ended September 30, 2020, we opened four new theatres with 29 screens, added five additional screens to existing theatres, permanently closed 399 screens, temporarily closed 26 screens to install consumer experience upgrades and reopened 33 screens to install consumer experience upgrades.

The following table provides details of our theatre circuit by segment for the periods indicated:

	U.S. Markets		International Markets
	Number of	Number of	Number of	Number of
	Screens As of	Screens As of	Screens As of	Screens As of
Format	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
IMAX®	188	188	35	31
Dolby CinemaTM	150	140	5	4
Other Premium Large Format ("PLF")	54	52	73	65
Dine-in theatres	713	683	8	2
Premium seating	3,305	3,144	505	459

Guest Amenities

We seek to upgrade the quality of our theatre circuit through substantial renovations featuring our seating concepts, acquisitions, new builds (including expansions), expansion of food and beverage offerings (including dine-in theatres), and by disposing of older screens through closures and sales.

Recliner seating is the key feature of theatre renovations, which historically drove a 34% increase in attendance prior to the COVID-19 pandemic, on average, at these locations in their first year post renovation. These renovations, in conjunction with capital contributions from our landlords, involve stripping theatres to their basic structure in order to replace finishes throughout, upgrade the sight and sound experience, install modernized points of sale and, most importantly, replace traditional theatre seats with plush, electric recliners that allow customers to deploy a leg rest and fully recline at the push of a button.

As of September 30, 2020, in our U.S. markets we now feature recliner seating in approximately 345 U.S. theatres, including Dine-in-Theatres, totaling approximately 3,305 screens and representing 35.6% of total U.S. screens. In our International markets, we have recliner seating in approximately 79 International theatres, totaling approximately 505 screens and representing 17.6% of total International screens.

Open-source internet ticketing makes our AMC seats (over 1.0 million) in all our U.S. theatres and auditoriums, for all our showtimes as available as possible, on as many websites as possible. Our tickets are sold over the internet, directly or through mobile apps, at our own website and app, and other third-party ticketing vendors.

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

To address recent consumer trends, we have expanded our menu of enhanced food and beverage products to include made-to-order drinks and meals, customized coffee, healthy snacks, premium beers, wine and mixed drinks, flatbread pizzas, more varieties of hot dogs, four flavors of popcorn and other menu items. We operate 50 Dine-In Theatres in the U.S. and two Dine-In Theatres in Europe that deliver chef-inspired menus with seat-side or delivery service to luxury recliners with tables.

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

AMC Stubs® A-List is our monthly subscription-based tier of the AMC Stubs® loyalty program. This program offers guests admission to movies at AMC up to three times per week including multiple movies per day and repeat visits to already seen movies for $19.95 to $23.95 per month depending upon geographic market. AMC Stubs® A-List also includes premium offerings including IMAX®, Dolby Cinema™ at AMC, RealD, Prime and BigD. AMC Stubs® A-List members can book tickets on-line in advance and select specific seats at AMC Theatres with reserved seating. Upon the temporary suspension of theatre operations due to COVID-19, all monthly A-List subscription charges were put on hold. As we re-opened theatres during the three months ended September 30, 2020, A-List members had the option to reactivate their subscription, which restarted the monthly charge for the program.

As of September 30, 2020, we had more than 23,200,000 member households enrolled in AMC Stubs® A-List, AMC Stubs Premiere™ and AMC Stubs Insider™ programs, combined.

In our International markets, we currently have loyalty programs in the major territories in which we operate. The movie-goers can earn points for spending money at the theatre, and those points can be redeemed for tickets and concession items at a later date. Odeon currently has more than 14,200,000 members in these various loyalty programs. We are currently evaluating the Odeon loyalty programs to determine how best to reward our European movie-goers and heighten guest loyalty to drive additional attendance to Odeon theatres. The programs have been paused during the suspension of operations at all of our theatres.

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

We recorded impairment charges primarily related to long-lived assets and definite lived intangible assets of $34.5 million and $133.8 million during the three and nine months ended September 30, 2020, respectively. There are a number of estimates and significant judgments that are made by management in performing these impairment evaluations. Such judgments and estimates include estimates of future attendance, revenues, rent relief, cost savings, cash flows, capital expenditures, and the cost of capital, among others. Attendance is expected to be significantly below historical levels following reopening with limited seating capacities and social distancing guidelines and studios have postponed new film releases or moved them to the home video market, and movie release dates may continue to move in the future. We believe we have used reasonable and appropriate business judgments. There is considerable management judgment with respect to cash flow estimates and appropriate discount rates to be used in determining fair value, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy. These estimates determine whether impairments have been incurred, and quantify the amount of any related impairment charge. Given the nature of our business and our recent history, future impairments are possible and they may be material, based upon business conditions that are constantly changing and the competitive business environment in which we operate.

We recorded non-cash impairment of long-lived assets of $28.1 million on 49 theatres in the U.S. markets with 527 screens (in Alabama, California, Colorado, Florida, Illinois, Indiana, Iowa, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New Hampshire, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Wisconsin, Wyoming) and $0 in the International markets during the three months ended September 30, 2020. During the nine months ended September 30, 2020, we recorded non-cash impairment of long-lived assets of $109.5 million on 75 theatres in the U.S. markets with 851 screens (in Alabama, Arkansas, California, Colorado, District of Columbia, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Massachusetts, Michigan, Minnesota, Missouri, Montana, Nebraska, New Hampshire, New Jersey, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Washington, Wisconsin and Wyoming) and $9.9 million on 23 theatres in the International markets with 213 screens (in Germany, Italy, Spain, UK and Sweden), respectively. During the three and nine months ended September 30, 2020, we recorded impairment losses related to definite-lived intangible assets of $6.4 million and $14.4 million, respectively. In addition, we recorded an impairment loss of $0 and $7.2 million within investment expense (income), related to equity interest investments without a readily determinable fair value accounted for under the cost method during the three and nine months ended September 30, 2020, respectively.

At September 30, 2020 and March 31, 2020, we performed a quantitative impairment evaluation of our indefinite-lived intangible assets related to the AMC, Odeon and Nordic tradenames and recorded impairment charges of $4.5 million and $10.4 million related to Odeon tradename and $0.1 million and $2.5 million related to Nordic for the three and nine months ended September 30, 2020, respectively. No impairment charges were recorded related to the AMC trade name for the three and nine months ended September 30, 2020. To estimate fair value of our indefinite-lived trade names, we employed a derivation of the Income Approach known as the Royalty Savings Method. The Royalty Savings Method values an intangible asset by estimating the royalties saved through ownership of the asset. At September 30, 2020 and March 31, 2020, we applied royalty rates of 0.5% for AMC and Odeon tradenames and 1.0% for Nordic to the related theatre revenues on an after-tax basis using effective tax rates. At September 30, 2020, related cash flows were discounted at 13.0% for AMC and 14.0% for Odeon and Nordic, and at March 31, 2020, related cash flows were discounted at 12.5% for AMC and 14.0% for Odeon and Nordic.

Goodwill. We evaluate the goodwill recorded at our two reporting units (Domestic Theatres and International Theatres) for impairment annually as of the beginning of the fourth fiscal quarter or more frequently as specific events or circumstances dictate. Our market capitalization has been below carrying value since May 24, 2019.

In accordance with ASC 350-20-35-30, we performed an assessment to determine whether there were any events or changes in circumstances that would warrant an interim ASC 350 impairment analysis as of September 30, 2020, June 30, 2020, and March 31, 2020.

Based on the suspension of operations at all of our theatres on or before March 17, 2020 due to the COVID-19 pandemic during the first quarter of 2020, the suspension of operations during the second and third quarters of 2020 for a longer period of time and the further delay or cancellation of film releases than originally estimated, we performed the Step 1 quantitative goodwill impairment test as of September 30, 2020. The impairment test for goodwill involves estimating the fair value of the reporting unit and comparing that value to its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, the difference is recorded as a goodwill impairment charge, not to exceed the total amount of goodwill allocated to that reporting unit. In performing the Step 1 quantitative goodwill impairment test as of September 30, 2020, we used an enterprise value approach to measure fair value of the reporting units. The enterprise fair value of the Domestic Theatres and International Theatres reporting units was less than their carrying values and goodwill impairment charges of $151.2 million and $5.6 million, respectively, were recorded during the three months ended September 30, 2020 for our Domestic Theatres and International Theatres reporting units.

We determined the fair value of our Domestic Theatres and International Theatres reporting units by using the income approach for the enterprise valuation methodology, which utilizes discounted cash flows. We did not weight any of the enterprise valuation methodology on the market approach. We believe that using 100% income approach provided a more reasonable measurement of the enterprise value basis at September 30, 2020. Due to the volatility and unreliability in the market multiples, the lack of standalone Domestic and International public theatre companies, and the temporary suspension of operations due to the COVID-19 pandemic and the current impact on Adjusted EBITDA, we did not believe that placing any weight on the market approach was appropriate for this valuation.

The income approach provides an estimate of fair value by measuring estimated annual cash flows over a discrete projection period and applying a present value discount rate to the cash flows. The present value of the cash flows is then added to the present value equivalent of the residual value of the business to arrive at an estimated fair value of the reporting unit. The residual value represents the present value of the projected cash flows beyond the discrete projection period. The discount rates were determined using a rate of return deemed appropriate for the risk of achieving the projected cash flows. There was considerable management judgment with respect to cash flow estimates and discount rates to be used in estimating fair value, which are classified as Level 3 in fair value hierarchy.

Key rates used in the income approach were as follows:

	September 30, 2020
	Domestic	International
Description	Theatres	Theatres
Income approach:
Weighted average cost of capital/discount rate	12.0%	13.0%
Long-term growth rate	1.0%	1.0%

At March 31, 2020, we performed the Step 1 quantitative goodwill impairment test and used an enterprise value approach to measure fair value of the reporting units. The enterprise fair values of the Domestic Theatres and International Theatres reporting units were less than their carrying values and goodwill impairment charges of $1,124.9 million and $619.4 million, respectively, was recorded as of March 31, 2020 for our Domestic Theatres and International Theatres reporting units. The quantitative goodwill impairment test performed as of March 31, 2020 indicated our estimated enterprise fair value to our market enterprise value implied a premium of 22.7%.

Key assumptions used in the quantitative impairment test performed at March 31, 2020 were as follows:

	March 31, 2020
	Domestic	International
Description	Theatres	Theatres
Income approach:
Weighted average cost of capital/discount rate	11.5%	13.0%
Long-term growth rate	2.0%	2.0%

While the fair values of our reporting units approximate their respective carrying values at the present time, the performance of the reporting units may require improvement in future periods to maintain this level. Further declines in the operating performance of our Domestic and International Theatres, further declines in the fair value of our debt, further declines in the trading price of our Class A common stock, small changes in certain key input assumptions, and/or other events or circumstances could occur and could have a significant impact on the estimated fair values. Examples of adverse events or circumstances that could change include (i) the ultimate duration of the COVID-19 pandemic and the prolonged temporary suspension of certain of our theatre operations as well as the behavior of the movie-going public as we resume operations; (ii) an adverse change in macroeconomic conditions; (iii) increased cost factors that have a negative effect on our earnings and cash flows; (iv) negative or overall declining financial performance compared with our actual and projected results of relevant prior periods; (v) further declines in the fair value of our debt, and (vi) a further sustained decrease in our share price. A future impairment could result for a portion of the goodwill, long-lived assets or intangible assets. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

Significant Events

Equity Distribution Agreement. On September 24, 2020, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC, as sales agents (each, a “Sales Agent” and collectively, the “Sales Agents”), to sell up to 15.0 million shares of our Class A common stock, par value $0.01 per share, from time to time, through an “at-the-market” offering program (the “Offering”). Subject to the terms and conditions of the Equity Distribution Agreement, the Sales Agents will use reasonable efforts consistent with their normal trading and sales practices, applicable law and regulations, and the rules of the New York Stock Exchange to sell the Class A common stock from time to time based upon our instructions for the sales, including any price, time or size limits specified by us. We intend to use the net proceeds from the sale of the Class A common stock pursuant to the Equity Distribution Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness or working capital, capital expenditures and other investments. During September 2020 and October 2020, we raised gross proceeds of approximately $2.9 million and $53.2 million, respectively, through our at-the-market offering of approximately 0.6 million and 14.4 million shares, respectively, of our Class A common stock and paid fees to the Sales Agents of approximately $0.1 million and $1.3 million, respectively. In addition, we entered into an additional Equity Distribution Agreement with the Sales Agents, dated October 20, 2020, on substantially the same terms as the Equity Distribution Agreement, to sell 15.0 million additional shares of Class A common stock. As of the October 30, 2020 settlement date, we have raised additional gross proceeds of approximately $33.8 million through the sale of approximately 11.8 million shares of our Class A common stock under the additional Equity Distribution Agreement and paid fees to the Sales Agents of approximately $0.8 million.

Baltics’ theatre sale agreement. On August 28, 2020, we entered into an agreement to sell our equity interest in Forum Cinemas OU, which consists of nine theatres located in the Baltics’ region (Latvia, Lithuania and Estonia) and is included in our International markets reportable segment, for total consideration of approximately €77.25 million, including cash of approximately €64.35 million or $76.6 million prior to any transaction costs. This transaction was undertaken by us to further increase our liquidity and strengthen our balance sheet at a transaction multiple that demonstrates that market participants ascribe positive value to the business. The completion of the sale will take place in several steps and is contingent upon clearance from each regulatory competition council in each country. We received $37.5 million (€31.53 million) cash consideration upon entering into the sale agreement on August 28, 2020, transferred an equity interest of 49% in Forum Cinemas OU to the purchaser and recognized a noncontrolling interest of $34.9 million in total equity (deficit). Transaction costs of $1.0 million and net gain of $2.8 million related to the sale of 49% equity interest were recorded in additional paid-in capital during the three and nine months ended September 30, 2020. The carrying amounts of the major classes of assets and liabilities included as part of the disposal group that were previously included in the International markets reportable segment were; goodwill of $48.6 million, property, net, of $15.9 million, operating lease right-of-use assets, net of $16.0 million, and current and long-term operating lease liabilities of $2.3 million and $14.1 million, respectively. The remaining cash consideration is payable upon completion of the sale of the remaining 51% equity interest, which is expected to occur in three separate transactions by country following competition council clearance in each country. At September 30, 2020, our noncontrolling interest of 49% in Forum Cinemas was $34.7 million. We estimate that the sale of Forum Cinemas will be completed in 2021.

Exchange Offers. On July 31, 2020, we closed our previously announced Exchange Offer for our Existing Senior Subordinated Notes for new Second Lien Notes due 2026 and reduced the principal amount of the Company’s total debt by approximately $555 million, which represented approximately 23.9% of the previously outstanding amount of the Company’s subordinated notes. We raised $300 million in additional cash from the issuance of First Lien Notes due 2026, prior to deducting discounts of $30.0 million and deferred financing costs paid to lenders of $6.0 million. Additionally, certain holders of the Company’s Existing Senior Subordinated Notes that agreed to backstop the offering of $200 million of the Company’s First Lien Notes due 2026 received five million Class A common shares, or 4.6% of AMC’s outstanding shares on July 31, 2020, worth $20.2 million at the market closing price on July 31, 2020. The closing of the Exchange Offer also allowed us to extend maturities on approximately $1.7 billion of debt to 2026, most of which was maturing in 2024 and 2025 previously. Interest due for the coming 12 to 18 months on the Second Lien Notes due 2026 is expected to be paid all or in part on an in-kind basis, thereby generating a further near-term cash savings for us of between approximately $120 million and $180 million. See Note 6—Corporate Borrowings in the

Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

We performed an assessment on a lender by lender basis to identify certain lenders that met the criteria for troubled debt restructuring (“TDR”) under ASC 470-60, Troubled Debt Restructurings by Debtors (“ASC 470-60”) as we were experiencing financial difficulties and the lenders granted us a concession. The portion of the loans that did not meet the assessment of TDR under ASC 470-60 were treated as modifications. We accounted for the exchange of approximately $1,782.5 million principal amount of our Existing Senior Subordinated Notes for approximately $1,289.1 million principal amount of the Second Lien Notes due 2026 as TDR. We accounted for the exchange of the remaining approximately $235.0 million principal amount of our Existing Senior Subordinated Notes for approximately $173.2 million principal amount of the Second Lien Notes due 2026 as a modification of debt as the lenders did not grant a concession and the difference between the present value of the old and new cash flows was less than 10%. The TDR and modification did not result in a gain recognition and we established new effective interest rates based on the carrying value of the Existing Subordinated Notes and recorded the new fees paid to third parties of approximately $36.3 million and $39.1 million in other expense, during the three and nine months ended September 30, 2020, respectively.

We realized significant cancellation of debt income (“CODI”) in connection with our debt restructuring. As a result of such CODI, we estimate a significant portion of our net operating losses and tax credits will be eliminated as a result of tax attribute reductions. Any loss of tax attributes as a result of such CODI may adversely affect our cash flows and therefore our ability to service our indebtedness.

Operating Results

The following table sets forth our consolidated revenues, operating costs and expenses.

	Three Months Ended			Nine Months Ended
	September 30,	September 30,		September 30,	September 30,
(In millions)	2020	2019	% Change	2020	2019	% Change
Revenues
Admissions	$62.9	$797.3	(92.1)%	$631.8	$2,424.3	(73.9)%
Food and beverage	29.1	420.0	(93.1)%	317.6	1,281.3	(75.2)%
Other theatre	27.5	99.5	(72.4)%	130.5	317.7	(58.9)%
Total revenues	119.5	1,316.8	(90.9)%	1,079.9	4,023.3	(73.2)%
Operating Costs and Expenses
Film exhibition costs	26.6	416.8	(93.6)%	298.5	1,264.6	(76.4)%
Food and beverage costs	8.8	67.2	(86.9)%	66.7	205.1	(67.5)%
Operating expense, excluding depreciation and amortization below	192.1	419.0	(54.2)%	663.8	1,259.2	(47.3)%
Rent	214.3	238.7	(10.2)%	676.2	726.6	(6.9)%
General and administrative:
Merger, acquisition and other costs	1.0	4.7	(78.7)%	3.0	11.2	(73.2)%
Other, excluding depreciation and amortization below	32.7	37.5	(12.8)%	91.3	126.9	(28.1)%
Depreciation and amortization	123.5	112.1	10.2%	365.7	337.1	8.5%
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill	195.9	—	* %	2,047.8	—	* %
Operating costs and expenses	794.9	1,296.0	(38.7)%	4,213.0	3,930.7	7.2%
Operating income (loss)	(675.4)	20.8	* %	(3,133.1)	92.6	* %
Other expense (income):
Other expense (income)	125.0	(1.3)	* %	145.3	5.1	* %
Interest expense:
Corporate borrowings	82.8	73.2	13.1%	233.7	218.7	6.9%
Finance lease obligations	1.4	1.8	(22.2)%	4.5	6.0	(25.0)%
Non-cash NCM exhibitor service agreement	10.1	10.1	—%	30.1	30.4	(1.0)%
Equity in (earnings) loss of non-consolidated entities	10.6	(7.5)	* %	25.9	(24.2)	* %
Investment expense (income)	(4.1)	(0.5)	* %	4.0	(18.7)	* %
Total other expense, net	225.8	75.8	* %	443.5	217.3	* %
Loss before income taxes	(901.2)	(55.0)	* %	(3,576.6)	(124.7)	* %
Income tax provision (benefit)	4.6	(0.2)	* %	66.7	10.9	* %
Net loss	(905.8)	(54.8)	* %	(3,643.3)	(135.6)	* %
Less: Net income attributable to noncontrolling interests	—	—	—%	—	—	—%
Net loss attributable to AMC Entertainment Holdings, Inc.	$(905.8)	$(54.8)	* %	$(3,643.3)	$(135.6)	* %

*     Percentage change in excess of 100%

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Operating Data:	2020	2019	2020	2019
Screen additions	21	1	34	38
Screen acquisitions	14	—	14	64
Screen dispositions	185	77	399	181
Construction openings (closures), net	14	(15)	7	(67)
Average screens (1)	4,022	10,662	4,318	10,674
Number of theatres operated	788	1,000	788	1,000
Total number of circuit screens	10,697	10,945	10,697	10,945
Total number of circuit theatres	958	1,000	958	1,000
Screens per theatre	11.2	10.9	11.2	10.9
Attendance (in thousands) (1)	6,503	87,100	67,098	263,880
(1)	Includes consolidated theatres only and excludes screens offline due to construction and temporary suspension of operations as consequence of the COVID-19 pandemic.

Segment Operating Results

The following table sets forth our revenues, operating costs and expenses by reportable segment.

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(In millions)	2020	2019	2020	2019	2020	2019
Revenues
Admissions	$18.4	$578.1	$44.5	$219.2	$62.9	$797.3
Food and beverage	10.5	327.0	18.6	93.0	29.1	420.0
Other theatre	18.4	65.6	9.1	33.9	27.5	99.5
Total revenues	47.3	970.7	72.2	346.1	119.5	1,316.8
Operating Costs and Expenses
Film exhibition costs	9.5	321.7	17.1	95.1	26.6	416.8
Food and beverage costs	4.4	46.5	4.4	20.7	8.8	67.2
Operating expense	122.6	303.7	69.5	115.3	192.1	419.0
Rent	157.2	174.9	57.1	63.8	214.3	238.7
General and administrative expense:
Merger, acquisition and other costs	0.7	2.3	0.3	2.4	1.0	4.7
Other, excluding depreciation and amortization below	19.2	22.1	13.5	15.4	32.7	37.5
Depreciation and amortization	91.6	84.3	31.9	27.8	123.5	112.1
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill	185.6	—	10.3	—	195.9	—
Operating costs and expenses	590.8	955.5	204.1	340.5	794.9	1,296.0
Operating income (loss)	(543.5)	15.2	(131.9)	5.6	(675.4)	20.8
Other expense (income):
Other expense (income)	132.2	(1.6)	(7.2)	0.3	125.0	(1.3)
Interest expense:
Corporate borrowings	81.5	72.4	1.3	0.8	82.8	73.2
Finance lease obligations	0.3	0.5	1.1	1.3	1.4	1.8
Non-cash NCM exhibitor service agreement	10.1	10.1	—	—	10.1	10.1
Equity in (earnings) loss of non-consolidated entities	8.4	(7.2)	2.2	(0.3)	10.6	(7.5)
Investment expense (income)	(4.1)	(0.4)	—	(0.1)	(4.1)	(0.5)
Total other expense (income), net	228.4	73.8	(2.6)	2.0	225.8	75.8
Earnings (loss) before income taxes	(771.9)	(58.6)	(129.3)	3.6	(901.2)	(55.0)
Income tax provision (benefit)	6.2	(0.4)	(1.6)	0.2	4.6	(0.2)
Net earnings (loss)	(778.1)	(58.2)	(127.7)	3.4	(905.8)	(54.8)
Less: net income attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to AMC Entertainment Holdings, Inc.	$(778.1)	$(58.2)	$(127.7)	$3.4	$(905.8)	$(54.8)

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2020	2019	2020	2019	2020	2019
Segment Operating Data:
Screen additions	—	—	21	1	21	1
Screen acquisitions	14	—	—	—	14	—
Screen dispositions	167	70	18	7	185	77
Construction openings (closures), net	12	6	2	(21)	14	(15)
Average screens (1)	2,237	7,996	1,785	2,666	4,022	10,662
Number of theatres operated	467	634	321	366	788	1,000
Total number of circuit screens	7,826	8,043	2,871	2,902	10,697	10,945
Total number of circuit theatres	600	634	358	366	958	1,000
Screens per theatre	13.0	12.7	8.0	7.9	11.2	10.9
Attendance (in thousands) (1)	1,964	61,172	4,539	25,928	6,503	87,100
(1)	Includes consolidated theatres only and excludes screens offline due to construction and temporary suspension of operations as consequence of the COVID-19 pandemic.

	U.S. Markets		International Markets		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(In millions)	2020	2019	2020	2019	2020	2019
Revenues
Admissions	$407.5	$1,774.1	$224.3	$650.2	$631.8	$2,424.3
Food and beverage	227.1	1,015.7	90.5	265.6	317.6	1,281.3
Other theatre	89.7	209.3	40.8	108.4	130.5	317.7
Total revenues	724.3	2,999.1	355.6	1,024.2	1,079.9	4,023.3
Operating Costs and Expenses
Film exhibition costs	208.2	989.2	90.3	275.4	298.5	1,264.6
Food and beverage costs	42.6	145.6	24.1	59.5	66.7	205.1
Operating expense	453.9	910.2	209.9	349.0	663.8	1,259.2
Rent	496.4	531.1	179.8	195.5	676.2	726.6
General and administrative expense:
Merger, acquisition and other costs	2.7	5.8	0.3	5.4	3.0	11.2
Other	50.3	74.4	41.0	52.5	91.3	126.9
Depreciation and amortization	275.0	252.2	90.7	84.9	365.7	337.1
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill	1,399.9	—	647.9	—	2,047.8	—
Operating costs and expenses	2,929.0	2,908.5	1,284.0	1,022.2	4,213.0	3,930.7
Operating income (loss)	(2,204.7)	90.6	(928.4)	2.0	(3,133.1)	92.6
Other expense (income):
Other expense (income)	157.8	4.6	(12.5)	0.5	145.3	5.1
Interest expense:
Corporate borrowings	230.2	216.5	3.5	2.2	233.7	218.7
Finance lease obligations	1.0	1.8	3.5	4.2	4.5	6.0
Non-cash NCM exhibitor service agreement	30.1	30.4	—	—	30.1	30.4
Equity in (earnings) loss of non-consolidated entities (1)	21.7	(23.2)	4.2	(1.0)	25.9	(24.2)
Investment expense (income)	4.1	(5.7)	(0.1)	(13.0)	4.0	(18.7)
Total other expense (income), net	444.9	224.4	(1.4)	(7.1)	443.5	217.3
Earnings (loss) before income taxes	(2,649.6)	(133.8)	(927.0)	9.1	(3,576.6)	(124.7)
Income tax provision	7.7	8.9	59.0	2.0	66.7	10.9
Net earnings (loss)	(2,657.3)	(142.7)	(986.0)	7.1	(3,643.3)	(135.6)
Less: net income attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to AMC Entertainment Holdings, Inc.	$(2,657.3)	$(142.7)	$(986.0)	$7.1	$(3,643.3)	$(135.6)

	U.S. Markets		International Markets		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2020	2019	2020	2019	2020	2019
Segment Operating Data:
Screen additions	11	21	23	17	34	38
Screen acquisitions	14	64	—	—	14	64
Screen dispositions	305	121	94	60	399	181
Construction openings (closures), net	12	(35)	(5)	(32)	7	(67)
Average screens (1)	2,965	8,001	1,353	2,673	4,318	10,674
Number of theatres operated	467	634	321	366	788	1,000
Total number of circuit screens	7,826	8,043	2,871	2,902	10,697	10,945
Total number of circuit theatres	600	634	358	366	958	1,000
Screens per theatre	13.0	12.7	8.0	7.9	11.2	10.9
Attendance (in thousands) (1)	41,633	188,051	25,465	75,829	67,098	263,880
(1)	Includes consolidated theatres only and excludes screens offline due to construction and temporary suspension of operations as consequence of the COVID-19 pandemic.

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

Adjusted EBITDA decreased $491.0 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Adjusted EBITDA in U.S. markets decreased $375.4 million, primarily due to the decrease in attendance largely attributable to the temporary suspension of operations as consequence of the COVID-19 pandemic, partially offset by decreases in operating expenses due to the decrease in attendance, rent and general and administrative expenses. Adjusted EBITDA in International markets decreased $115.6 million primarily due to the decreases in attendance, partially offset by decreases in operating expenses due to the decrease in attendance, decreases in rent, and increases in governmental assistance for COVID-19.

Adjusted EBITDA decreased $1,174.0 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Adjusted EBITDA in U.S. markets decreased $900.3 million, primarily due to the decrease in attendance largely attributable to the temporary suspension of operations as a consequence of the COVID-19 pandemic, partially offset by a decrease in operating expenses due to the decrease in attendance, a decrease in rent and a decrease in general and administrative expenses. Adjusted EBITDA in International markets decreased $273.7 million primarily due to the decreases in attendance, partially offset by a decrease in operating expenses due to the decrease in attendance, decreases in rent and general and administrative expenses and increases in governmental assistance for COVID-19.

The following tables set forth our Adjusted EBITDA by reportable operating segment and our reconciliation of Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Adjusted EBITDA (In millions)	2020	2019	2020	2019
U.S. markets	$(259.1)	$116.3	$(504.5)	$395.8
International markets	(75.4)	40.2	(167.2)	106.5
Total Adjusted EBITDA	$(334.5)	$156.5	$(671.7)	$502.3

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2020	2019	2020	2019
Net loss attributable to AMC Entertainment Holdings, Inc.	$(905.8)	$(54.8)	$(3,643.3)	$(135.6)
Plus:
Income tax provision (benefit) (1)	4.6	(0.2)	66.7	10.9
Interest expense	94.3	85.1	268.3	255.1
Depreciation and amortization	123.5	112.1	365.7	337.1
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill (2)	195.9	—	2,047.8	—
Certain operating expenses (3)	1.8	5.3	2.4	10.1
Equity in (earnings) loss of non-consolidated entities (4)	10.6	(7.5)	25.9	(24.2)
Cash distributions from non-consolidated entities (5)	3.7	4.7	17.4	17.0
Attributable EBITDA (6)	(1.4)	0.9	(0.9)	3.8
Investment expense (income)	(4.1)	(0.5)	4.0	(18.7)
Other expense (income) (7)	138.5	(1.5)	163.5	4.6
Other non-cash rent (8)	(0.2)	6.1	(1.7)	19.5
General and administrative — unallocated:
Merger, acquisition and other costs (9)	1.0	4.7	3.0	11.2
Stock-based compensation expense (10)	3.1	2.1	9.5	11.5
Adjusted EBITDA	$(334.5)	$156.5	$(671.7)	$502.3
(1)	For information on income tax provision, see Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.
(2)	During the three months ended September 30, 2020, we recorded goodwill non-cash impairment charges of $151.2 million and $5.6 million related to the enterprise fair values of our Domestic Theatres and International Theatres reporting units, respectively. During the three months ended September 30, 2020, we recorded non-cash impairment charges related to our long-lived assets of $28.1 million on 49 theatres in the U.S. markets with 527 screens which were related to property, net, operating lease right-of-use assets, net, and other long-term assets and $0 million in the International markets. We recorded non-cash impairment charges of $6.4 million related to our definite-lived intangible assets in the Domestic Theatres reporting unit and indefinite-lived intangible assets of $4.5 million and $0.1 million related to the Odeon and Nordic tradenames, respectively, in the International Theatres reporting unit during the three months ended September 30, 2020.

During the nine months ended September 30, 2020, we recorded goodwill non-cash impairment charges of $1,276.1 million and $625.0 million related to the enterprise fair value of our Domestic Theatres and International Theatres reporting units, respectively. During the nine months ended September 30, 2020, we recorded non-cash impairment charges related to our long-lived assets of $109.5 million on 75 theatres in the U.S. markets with 851 screens which were related to property, net, operating lease right-of-use assets, net and other long-term assets and $9.9 million on 23 theatres in the International markets with 213 screens which were related to property, net and operating lease right-of-use assets, net. We recorded non-cash impairment charges related to our indefinite-lived intangible assets of $10.4 million and $2.5 million related to the Odeon and Nordic tradenames, respectively, during the nine months ended September 30, 2020. We also recorded non-cash impairment charges of $14.4 million related to our definite-lived intangible assets.

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
(4)	Equity in (earnings) loss of non-consolidated entities was primarily due to equity in loss from DCIP of $7.5 million for the three months ended September 30, 2020, compared to equity in earnings from DCIP of $6.5 million for the three months ended September 30, 2019. Equity in (earnings) loss of non-consolidated entities was primarily due to equity in loss from DCIP of $19.1 million for the nine months ended September 30, 2020, compared to equity in earnings from DCIP of $21.1 million for the nine months ended September 30, 2019.
(5)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. We believe including cash distributions is an appropriate reflection of the contribution of these investments to our operations.
(6)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of our equity (earnings) loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where we hold a significant market share, we believe attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. We also provide services to these theatre operators including information technology systems, certain on-screen advertising services and our gift card and package ticket program.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2020	2019	2020	2019
Equity in (earnings) loss of non-consolidated entities	$10.6	$(7.5)	$25.9	$(24.2)
Less:
Equity in (earnings) loss of non-consolidated entities excluding International theatre joint ventures	8.7	(7.4)	23.0	(23.2)
Equity in earnings (loss) of International theatre joint ventures	(1.9)	0.1	(2.9)	1.0
Income tax provision (benefit)	—	0.1	(0.1)	0.2
Investment income	(0.4)	(0.1)	(0.6)	(0.6)
Interest expense	0.1	—	0.1	0.1
Depreciation and amortization	0.7	0.5	2.2	2.8
Other expense	0.1	0.3	0.4	0.3
Attributable EBITDA	$(1.4)	$0.9	$(0.9)	$3.8

(7)	For the three months ended September 30, 2020, we recorded increases in other expense related to financing fees of $36.3 million due to the Exchange Offers, increases in other expense due to the change in fair value of our derivative liability of $84.2 million for the embedded conversion feature in our Convertible Notes due 2026, increases in other expense due to the change in fair value of the Company’s derivative asset of $14.4 million for the contingent call option related to the Class B common stock purchase and cancellation agreement, and increases in other expense for credit losses due to the contingent lease guarantees of $6.1 million. For the nine months ended September 30, 2020, we recorded increases in other expense related to financing fees of $39.1 million due to the Exchange Offers, increases in other expense due to the change in fair value of our derivative liability of $104.3 million for the embedded conversion feature in our Convertible Notes due 2026, increases in other expense due to the change in fair value of our derivative asset of $20.1 million for the contingent call option related to the Class B common stock purchase and cancellation agreement, and increase in other expense for the credit losses related to the contingent lease guarantees of $15.3 million. For the nine months ended September 30, 2019, we recorded a loss on repayment of indebtedness of $16.6 million. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information related to other expense (income).
(8)	Reflects amortization expense for certain intangible assets reclassified from depreciation and amortization to rent expense due to the adoption of ASC 842 and deferred rent benefit related to the impairment of right-of-use operating lease assets.
(9)	Merger, acquisition and other costs are excluded as they are non-operating in nature.
(10)	Non-cash expense included in general and administrative: other.

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

Segment Information

Our historical results of operations for the three and nine months ended September 30, 2020 and September 30, 2019, respectively, reflect the results of operations for our two Theatrical Exhibition reportable segments, U.S. markets and International markets.

Results of Operations— For the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Condensed Consolidated Results of Operations

Revenues. Total revenues decreased 90.9%, or $1,197.3 million, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Admissions revenues decreased 92.1%, or $734.4 million, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due a 92.5% decrease in attendance. The decrease in attendance was primarily due to the temporary suspension of operations at all our theatres in U.S. markets and International markets on or before March 17, 2020. We reopened the majority of our Domestic and International Theatres during the three months ended September 30, 2020. Our average screens operated during the three months ended September 30, 2020 declined by 62.3% from the prior year.

Food and beverage revenues decreased 93.1%, or $390.9 million, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to the decrease in attendance.

Total other theatre revenues decreased 72.4%, or $72.0 million, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to decreases in ticket fees, income from gift cards and package tickets and screen advertising due to the decrease in attendance.

Operating costs and expenses. Operating costs and expenses decreased $501.1 million, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to the decrease in attendance and a decrease in average screens operated. Film exhibition costs decreased 93.6%, or $390.2 million, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 42.3% for the three months ended September 30, 2020 and were 52.3% for the three months ended September 30, 2019. The decrease in film exhibition cost percentage was due to an increase in the number of second-run films exhibited in the current period where the film rental terms are much lower than film rental terms for first-run films.

Food and beverage costs decreased 86.9%, or $58.4 million, during the three months ended September 30,

2020 compared to the three months ended September 30, 2019. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 30.2% for the three months ended September 30, 2020 and were 16.0% for the three months ended September 30, 2019. Food and beverage costs included $3.2 million of charges for obsolete inventory during the three months ended September 30, 2020 due to the suspension of theatre operations.

As a percentage of revenues, operating expense was not meaningful for the three months ended September 30, 2020 due to the low level of revenues and the fixed nature of certain operating expenses and was 31.8% for the three months ended September 30, 2019. Rent expense decreased 10.2%, or $24.4 million, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due primarily to cash rent abatements from landlords, declines in deferred rent expense due to the impairment of right of use assets in calendar 2019 and 2020, theatre closures and declines in common area maintenance charges. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases.

Merger, acquisition and other costs. Merger, acquisition and other costs were $1.0 million during the three months ended September 30, 2020 compared to $4.7 million during the three months ended September 30, 2019, primarily due to a decline in merger related activities.

Other. Other general and administrative expense decreased 12.8% or $4.8 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to decreases in bonus expense and decreases in salaries as a result of our furlough program that began in March of 2020 and ended in September of 2020 and lower legal fees, partially offset by higher expense related to projects in development.

Depreciation and amortization. Depreciation and amortization increased 10.2% or $11.4 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to recent capital expenditures, partially offset by lower depreciation expense on theatres impaired in calendar 2019 and 2020.

Impairment of long-lived assets, indefinite-lived intangible assets and goodwill. During the three months ended September 30, 2020, we recognized non-cash impairment losses of $28.1 million on 49 theatres in the U.S. markets with 527 screens (in Alabama, California, Colorado, Florida, Illinois, Indiana, Iowa, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New Hampshire, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Wisconsin, and Wyoming) which were related to property, net, operating lease right-of-use assets, net and other long-term assets and $0 in the International markets.

We performed a quantitative impairment evaluation of our indefinite-lived intangible assets as of September 30, 2020 related to the AMC, Odeon and Nordic tradenames and recorded impairment charges of $4.5 million and $0.1 million related to Odeon and Nordic tradenames, respectively, during the three months ended September 30, 2020. In addition, we performed a quantitative impairment evaluation of our definite-lived intangible assets as of September 30, 2020 and recorded impairment charge of $6.4 million.

We performed a quantitative impairment evaluation of our goodwill as of September 30, 2020 and recorded impairment charges of $151.2 million and $5.6 million during the three months ended September 30, 2020 for our Domestic Theatres and International Theatres reporting units, respectively.

Other expense (income). Other expense of $125.0 million during the three months ended September 30, 2020 was primarily due to third party expenses of $36.3 million related to the restructuring of our debt, the increase in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2026 of $89.9 million, the decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $5.9 million, estimated credit losses related to contingent lease guarantees of $6.1 million, partially offset by international government assistance related to COVID-19 of $13.5 million. During the three months ended September 30, 2019, other income of $1.3 million was primarily due to $8.5 million of income related to the increase in the fair value our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement, partially offset by $5.7 million of expense related to the increase in the fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2026. See Note 1—The Company and Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense.

Interest expense. Interest expense increased $9.2 million to $94.3 million for the three months ended September 30, 2020 compared to $85.1 million during the three months ended September 30, 2019 primarily due to the issuance of $500 million of 10.5% First Lien Notes due 2025 on April 24, 2020, borrowings under revolving credit facilities of approximately $325.0 million during the three months ended March 31, 2020 that remained outstanding as of September 30, 2020 and the issuance of $300 million of 10.5% First Lien Notes due 2026 on July 31, 2020, partially offset by a reduction in the effective interest rate on $2,017.5 million aggregate principal amount of our senior subordinated notes exchanged for $1,462.3 million aggregate principal amount of second lien notes from 6.37% to 4.46% on July 31, 2020. See Note 6—Corporate Borrowings in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about our indebtedness.

Equity in (earnings) loss of non-consolidated entities. Equity in (earnings) loss of non-consolidated entities were $10.6 million for the three months ended September 30, 2020 compared to $(7.5) million for the three months ended September 30, 2019. The decrease in equity in earnings of $18.1 million was primarily due to decreases in equity in earnings from DCIP of $14.0 million as a result of accelerated depreciation charges for digital projectors during the three months ended September 30, 2020 and lower revenues due to the closure of theatres.

Investment income. Investment income was $4.1 million for the three months ended September 30, 2020 compared to investment income of $0.5 million for the three months ended September 30, 2019.

Income tax provision (benefit). The income tax provision (benefit) was $4.6 million and $(0.2) million for the three months ended September 30, 2020 and September 30, 2019, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $905.8 million and $54.8 million during the three months ended September 30, 2020 and September 30, 2019, respectively. Net loss during the three months ended September 30, 2020 compared to net loss for the three months ended September 30, 2019 was negatively impacted by the decrease in attendance as a result of the temporary suspension of operations at all our theatres on or before March 17, 2020, increased impairment charges of long-lived assets, indefinite-lived intangible assets and goodwill, increased depreciation expense, declines in equity in earnings of non-consolidated entities and declines in other income, increased interest expense and an increase in translation rates partially offset by reduced operating expenses, lower amounts of rent expense, declines in general and administrative expenses and increases in investment income.

Theatrical Exhibition–U.S. Markets

 Revenues. Total revenues decreased 95.1%, or $923.4 million, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Admissions revenues decreased 96.8%, or $559.7 million, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to a 96.8% decrease in attendance. The decrease in attendance was due to the temporary suspension of operations at all our theatres in U.S. markets on or before March 17, 2020. We reopened the majority of our Domestic Theatres during the three months ended September 30, 2020. Our average screens operated during the three months ended September 30, 2020 declined by 72.0% from the prior year.

Food and beverage revenues decreased 96.8%, or $316.5 million, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, due to the decrease in attendance.

Total other theatre revenues decreased 72.0%, or $47.2 million, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to decreases in ticket fees, income from gift cards and package tickets and screen advertising due to the decrease in attendance.

Operating costs and expenses. Operating costs and expenses decreased $364.7 million, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to the decrease in attendance and a decrease in average screens operated. Film exhibition costs decreased $312.2 million, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 51.6% for the three months ended September 30, 2020 and were 55.6% for the three months ended September 30, 2019. The decrease in film exhibition cost percentage was due to an increase in the number of second-run films exhibited in the current period where the film rental terms are much lower than film rental terms for first-run films.

Food and beverage costs decreased 90.5%, or $42.1 million, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 41.9% and 14.2% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Food and beverage costs included $3.2 million of charges for obsolete inventory during the three months ended September 30, 2020 due to the suspension of theatre operations.

As a percentage of revenues, operating expense was not meaningful for the three months ended September 30, 2020 due to the low level of revenues and the fixed nature of certain operating expenses and was 31.3% for the three months ended September 30, 2019. Rent expense decreased 10.1%, or $17.7 million, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due primarily to cash rent abatements from landlords, declines in deferred rent expense due to the impairment of right of use assets in calendar 2019 and 2020, theatre closures and declines in common area maintenance charges. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases.

Merger, acquisition and other costs. Merger, acquisition and other costs were $0.7 million during the three months ended September 30, 2020 compared to $2.3 million during the three months ended September 30, 2019, primarily due to a decline in merger related activities.

Other. Other general and administrative expense decreased 13.1% or $2.9 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to decreases in bonus expense and decreases in salaries as a result of our furlough program that began in March of 2020 and ended in September of 2020 and lower legal fees, partially offset by higher expense related to projects in development.

Depreciation and amortization. Depreciation and amortization increased 8.7% or $7.3 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to recent capital expenditures, partially offset by lower depreciation expense on theatres impaired in calendar 2019 and 2020.

Impairment of long-lived assets and goodwill.  During the three months ended September 30, 2020, we recognized non-cash impairment losses of $28.1 million on 49 theatres in the U.S. markets with 527 screens (in Alabama, California, Colorado, Florida, Illinois, Indiana, Iowa, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New Hampshire, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Wisconsin, and Wyoming) which were related to property, net, operating lease right-of-use assets, net and other long-term assets.

We performed quantitative impairment evaluations of our definite-lived intangible assets as of September 30, 2020 and recorded an impairment charge of $6.4 million during the three months ended September 30, 2020.

We performed quantitative impairment evaluations of our goodwill as of September 30, 2020 and recorded an impairment charge of $151.2 million for our Domestic Theatres reporting unit.

Other expense (income). Other expense of $132.2 million during the three months ended September 30, 2020 was primarily due to third party expenses of $36.3 million related to the restructuring of our debt, the increase in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2026 of $89.9 million and the decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $5.9 million. During the three months ended September 30, 2019, other income of $1.6 million was primarily due to $8.5 million of income related to the increase in the fair value our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement offset by $5.7 million of expense related to the increase in the fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2026. Note 1—The Company and Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense.

Interest expense. Interest expense increased $8.9 million to $91.9 million for the three months ended September 30, 2020 compared to $83.0 million during the three months ended September 30, 2019 primarily due to the issuance of $500 million of 10.5% First Lien Notes due 2025 on April 24, 2020, borrowings under revolving credit facilities of approximately $215.0 million during the three months ended March 31, 2020 that remained outstanding as of September 30, 2020 and the issuance of $300 million of 10.5% First Lien Notes due 2026 on July 31, 2020, partially offset by a reduction in the effective interest rate on $2,017.5 million aggregate principal amount of our senior subordinated notes exchanged for $1,462.3 million aggregate principal amount of second lien notes from 6.37% to 4.46% on July 31, 2020. See Note 6—Corporate Borrowings in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about our indebtedness.

Equity in (earnings) loss of non-consolidated entities. Equity in loss of non-consolidated entities were

$8.4 million for the three months ended September 30, 2020 compared to $(7.2) million for the three months ended September 30, 2019. The decrease in equity in earnings of $15.6 million was primarily due to decreases in equity in earnings from DCIP of $14.0 million as a result of accelerated depreciation charges for digital projectors during the three months ended September 30, 2020 and lower revenues due to the closure of theatres.

Investment income. Investment income was $4.1 million for the three months ended September 30, 2020 compared to investment income of $0.4 million for the three months ended September 30, 2019.

Income tax provision (benefit). The income tax provision was $6.2 million and $(0.4) million for the three months ended September 30, 2020 and September 30, 2019, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $778.1 million and $58.2 million during the three months ended September 30, 2020 and September 30, 2019, respectively. Net loss during the three months ended September 30, 2020 compared to net loss for the three months ended September 30, 2019 was negatively impacted by the decrease in attendance as a result of the temporary suspension of operations at all our theatres on or before March 17, 2020, increase in impairment charges of long-lived assets and goodwill, increased depreciation expense, declines in equity in earnings of non-consolidated entities, declines in other income and declines in income tax benefit, partially offset by reduced operating expenses, lower amounts of rent expense, declines in general and administrative expenses and increases in investment income.

Theatrical Exhibition - International Markets

 Revenues. Total revenues decreased 79.1%, or $273.9 million, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Admissions revenues decreased 79.7%, or $174.7 million, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to an 82.5% decrease in attendance, partially offset by increases in foreign currency translation rates. The decrease in attendance was primarily due to the temporary suspension of operations at all our theatres in International markets on or before March 17, 2020. We reopened the majority of our International theatres during the three months ended September 30, 2020. Our average screens operated during the three months ended September 30, 2020 declined by 33.0% from the prior year.

Food and beverage revenues decreased 80.0%, or $74.4 million, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to the decrease in attendance, partially offset by increases in foreign currency translation rates.

Total other theatre revenues decreased 73.2%, or $24.8 million, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to decreases in ticket fees, income from gift cards and package tickets and screen advertising due to the decrease in attendance, partially offset by increases in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses decreased $136.4 million, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to the decrease in attendance and a decrease in average screens operated. Film exhibition costs decreased 82.0%, or $78.0 million, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 38.4% for the three months ended September 30, 2020 and were 43.4% for the three months ended September 30, 2019. The decrease in film exhibition cost percentage was due to an increase in the number of second-run films exhibited in the current period where the film rental terms are much lower than film rental terms for first-run films.

Food and beverage costs decreased 78.7%, or $16.3 million, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 23.7% for the three months ended September 30, 2020 and were 22.3% for the three months ended September 30, 2019.

As a percentage of revenues, operating expense was not meaningful for the three months ended September 30, 2020 due to the low level of revenues and the fixed nature of certain operating expenses and was 33.3% for the three months ended September 30, 2019. Rent expense decreased 10.5%, or $6.7 million, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due primarily to cash rent abatements from landlords, declines in deferred rent expense due to the impairment of right of use assets in calendar 2019 and 2020, declines in percentage rentals due to the decline in revenues, theatres closures and declines in common area maintenance charges, partially offset by increases in foreign currency exchange rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases.

Merger, acquisition and other costs. Merger, acquisition and other costs were $0.3 million during the three months ended September 30, 2020 compared to $2.4 million during the three months ended September 30, 2019, primarily due to a decline in merger related activities.

Other. Other general and administrative expense decreased 12.3% or $1.9 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to decreases in bonus expense and decreases in salaries as a result of our furlough program that began in March of 2020 and ended in September 2020 offset by increases in foreign currency exchange rates.

Depreciation and amortization. Depreciation and amortization increased 14.7% or $4.1 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to recent capital expenditures and the increase in foreign currency translation rates, partially offset by lower depreciation expense on theatres impaired in calendar 2019 and 2020.

Impairment of long-lived assets, indefinite-lived intangible assets and goodwill. We performed quantitative impairment evaluations of our indefinite-lived intangible assets related to the Odeon and Nordic tradenames as of September 30, 2020 and recorded impairment charges of $4.5 million and $0.1 million related to the Odeon and Nordic tradenames, respectively, during the three months ended September 30, 2020.

We performed a quantitative impairment evaluation of our goodwill as of September 30, 2020 and recorded an impairment charge of $5.6 million for our International Theatres reporting unit during the three months ended September 30, 2020.

Other income. Other income of $7.2 million during the three months ended September 30, 2020 was primarily due to the international government assistance related to COVID-19 of $13.5 million, partially offset by estimated credit losses related to contingent lease guarantees of $6.1 million. See Note 1—The Company and Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense increased $0.3 million to $2.4 million for the three months ended September 30, 2020 compared to $2.1 million during the three months ended September 30, 2019 primarily due to borrowings under revolving credit facilities of approximately $110 million during the three months ended March 31, 2020 that remained outstanding as of September 30, 2020.

Equity in (earnings) loss of non-consolidated entities. Equity in loss of non-consolidated entities were $2.2 million for the three months ended September 30, 2020 compared to $(0.3) million for the three months ended September 30, 2019.

Investment income. Investment income was $0.0 million for the three months ended September 30, 2020 compared to investment income of $0.1 million for the three months ended September 30, 2019.

Income tax provision (benefit). The income tax benefit was ($1.6) million and $0.2 million for the three months ended September 30, 2020 and September 30, 2019, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings (loss). Net earnings (loss) was $(127.7) million and $3.4 million during the three months ended

September 30, 2020 and September 30, 2019, respectively. Net loss during the three months ended September 30, 2020 compared to net earnings for the three months ended September 30, 2019 was negatively impacted by the decrease in attendance as a result of the temporary suspension of operations at all our theatres on or before March 17, 2020, increased depreciation expense, increased impairment of indefinite lived intangible assets and goodwill, declines in investment income, declines in equity in earnings of non-consolidated entities, and increases in foreign currency translation rates, partially offset by reduced operating expenses, lower amounts of rent expense, declines in general and administrative expenses, increases in other income and increases in income tax benefits.

Results of Operations— For the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Condensed Consolidated Results of Operations

Revenues. Total revenues decreased 73.2%, or $2,943.4 million, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Admissions revenues decreased 73.9%, or $1,792.5 million, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to a 74.6% decrease in attendance, partially offset by a 2.5% increase in average ticket price. The decrease in attendance was primarily due to the temporary suspension of operations at all our theatres in U.S. markets and International markets on or before March 17, 2020. As some theatres across Europe began closing in late February 2020 and social distancing practices were initiated in the U.S. in response to the ensuing COVID-19 global pandemic, attendance and revenues began to deteriorate in early March. We reopened the majority of our Domestic and International Theatres during the three months ended September 30, 2020. Our average screens operated during the nine months ended September 30, 2020 declined by 59.6% from the prior year. The increase in average ticket price was primarily due to strategic pricing initiatives put in place over the prior year and lower frequency on our A-List subscription program, partially offset by decreases in attendance for 3D, IMAX and alternative premium content and declines in foreign currency exchange rates.

Food and beverage revenues decreased 75.2%, or $963.7 million, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to the decrease in attendance.

Total other theatre revenues decreased 58.9%, or $187.2 million, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to decreases in ticket fees, income from gift cards and package tickets and screen advertising due to the decrease in attendance.

Operating costs and expenses. Operating costs and expenses increased $282.3 million, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the impairment of long-lived assets, partially offset by a decrease in operating costs and expenses due to the decrease in attendance and a decrease in average screens operated. Film exhibition costs decreased 76.4%, or $966.1 million, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 47.2% for the nine months ended September 30, 2020 and 52.2% for the nine months ended September 30, 2019. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in lower grossing films in the current year which typically results in lower film exhibition costs and an increase in the number of second-run films exhibited in the current period where the film rental terms are much lower than film rental terms for first-run films.

Food and beverage costs decreased 67.5%, or $138.4 million, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 21.0% for the nine months ended September 30, 2020 and 16.0% for the nine months ended September 30, 2019. Food and beverage costs included $10.4 million of charges for obsolete inventory during the nine months ended September 30, 2020 due to the suspension of theatre operations.

As a percentage of revenues, operating expense was 61.5% for the nine months ended September 30, 2020 and 31.3% for the nine months ended September 30, 2019. Rent expense decreased 6.9%, or $50.4 million, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due primarily to cash rent abatements from landlords, declines in deferred rent expense due to the impairment of right of use assets in calendar 2019 and 2020, theatre closures, declines in common area maintenance charges and decreases in foreign currency translation rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of

Part I of this Form 10-Q for further information on the impact of COVID-19 on leases.

Merger, acquisition and other costs. Merger, acquisition and other costs were $3.0 million during the nine months ended September 30, 2020 compared to $11.2 million during the nine months ended September 30, 2019, primarily due to a decline in merger related activities.

Other. Other general and administrative expense decreased 28.1% or $35.6 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to decreases in bonus expense and decreases in salaries as a result of our furlough program that began in March of 2020 and ended in September 2020.

Depreciation and amortization. Depreciation and amortization increased 8.5% or $28.6 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to recent capital expenditures, partially offset by lower depreciation expense on theatres impaired in calendar 2019 and 2020.

Impairment of long-lived assets, indefinite-lived intangible assets and goodwill. During the nine months ended September 30, 2020, we recognized non-cash impairment losses of $109.5 million on 75 theatres in the U.S. markets with 851 screens (in Alabama, Arkansas, California, Colorado, District of Columbia, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Massachusetts, Michigan, Minnesota, Missouri, Montana, Nebraska, New Hampshire, New Jersey, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Washington, Wisconsin and Wyoming) which were related to property, net, operating lease right-of-use assets, net and other long-term assets and $9.9 million on 23 theatres in the International markets with 213 screens (in Germany, Italy, Spain, UK and Sweden) which were related to property, net and operating lease right-of-use assets, net.

We performed quantitative impairment evaluations of our indefinite-lived intangible assets as of March 31, 2020 and September 30, 2020 related to the AMC, Odeon and Nordic tradenames and recorded impairment charges of $12.9 million related to the Odeon and Nordic tradenames during the nine months ended September 30, 2020. In addition, we performed quantitative impairment evaluations of our definite-lived intangible assets as of March 31, 2020 and September 30, 2020 and recorded impairment charges of $14.4 million.

We performed quantitative impairment evaluations of our goodwill as of March 31, 2020 and September 20, 2020 and recorded impairment charges of $1,276.1 million and $625.0 million during the nine months ended September 30, 2020 for our Domestic Theatres and International Theatres reporting units, respectively.

Other expense (income). Other expense of $145.3 million during the nine months ended September 30, 2020 was primarily due to third party expenses of $39.1 million related to the restructuring of our debt, the increase in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2026 of $89.4 million, the decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $19.6 million, estimated credit losses related to contingent lease guarantees of $15.3 million, partially offset by international government assistance related to COVID-19 of $17.9 million. During the nine months ended September 30, 2019, other expense of $5.1 million was primarily due to a $16.6 million expense related to the repayment of indebtedness and $2.4 million of foreign currency transaction losses offset by $14.9 million of income related to the decrease in the fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2026 and $0.5 million of income related to the increase in the fair value our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement. See Note 1—The Company and Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense.

Interest expense. Interest expense increased $13.2 million to $268.3 million for the nine months ended September 30, 2020 compared to $255.1 million during the nine months ended September 30, 2019 primarily due to the issuance of $500 million of 10.5% First Lien Notes due 2025 on April 24, 2020, borrowings under revolving credit facilities of approximately $325.0 million during the three months ended March 31, 2020 that remained outstanding as of September 30, 2020 and the issuance of $300 million of 10.5% First Lien Notes due 2026 on July 31, 2020, partially offset by a reduction in the effective interest rate on $2,017.5 million aggregate principal amount of our senior subordinated notes exchanged for $1,462.3 million aggregate principal amount of second lien notes from 6.37% to 4.46% on July 31, 2020. See Note 6—Corporate Borrowings in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about our indebtedness.

Equity in (earnings) loss of non-consolidated entities. Equity in loss of non-consolidated entities were $25.9 million for the nine months ended September 30, 2020 compared to $(24.2) million for the nine months ended September 30, 2019. The decrease in equity in earnings of $50.1 million was primarily due to decreases in equity in earnings from DCIP of $40.2 million as a result of accelerated depreciation charges for digital projectors during the nine months ended September 30, 2020 and lower revenues due to the closure of theatres.

Investment (income) expense. Investment expense was $4.0 million for the nine months ended September 30, 2020 compared to investment income of $(18.7) million for the nine months ended September 30, 2019. Investment expense includes an impairment charge of $7.2 million related to an investment, partially offset by a payment of $3.7 million under the NCM tax receivable agreement during the nine months ended September 30, 2020. Investment income includes a gain on the sale of our Austria theatres of $12.9 million for the nine months ended September 30, 2019 and a payment of $4.0 million under the NCM tax receivable agreement for the nine months ended September 30, 2019.

Income tax provision. The income tax provision was $66.7 million and $10.9 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. The increase in income tax expense is primarily due to the recording of international valuation allowances against deferred tax assets held in Spain of $40.1 million and Germany of $33.1 million, partially offset by income tax benefit from net losses incurred in International markets during the nine months ended September 30, 2020 that are projected to offset previously unabsorbed deferred tax liabilities in International markets. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $3,643.3 million and $135.6 million during the nine months ended September 30, 2020 and September 30, 2019, respectively. Net loss during the nine months ended September 30, 2020 compared to net loss for the nine months ended September 30, 2019 was negatively impacted by the decrease in attendance as a result of the temporary suspension of operations at all our theatres on or before March 17, 2020, impairment charges related to long-lived assets, definite and indefinite-lived intangible assets and goodwill, increased depreciation expense, declines in investment income, declines in equity in earnings of non-consolidated entities, increases in income tax provision and increases in other expense, partially offset by reduced operating expenses, lower amounts of rent expense and declines in general and administrative expenses.

Theatrical Exhibition–U.S. Markets

 Revenues. Total revenues decreased 75.8%, or $2,274.8 million, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Admissions revenues decreased 77.0%, or $1,366.6 million, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to a 77.9% decrease in attendance, partially offset by a 3.8% increase in average ticket price. The decrease in attendance was primarily due to the temporary suspension of operations at all our theatres in U.S. markets on or before March 17, 2020. As social distancing practices were initiated in the U.S. in response to the ensuing COVID-19 global pandemic, attendance and revenues began to deteriorate in early March. We reopened the majority of our Domestic Theatres during the three months ended September 30, 2020. Our average screens operated during the three months ended September 30, 2020 declined by 62.9% from the prior year. The increase in average ticket price was primarily due to strategic pricing initiatives put in place over the prior year and lower frequency on our A-List subscription program, partially offset by decreases in attendance for 3D, IMAX and Alternative premium content.

Food and beverage revenues decreased 77.6%, or $788.6 million, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to the decrease in attendance.

Total other theatre revenues decreased 57.1%, or $119.6 million, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to decreases in ticket fees, income from gift cards and package tickets and screen advertising due to the decrease in attendance.

Operating costs and expenses. Operating costs and expenses increased $20.5 million, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the impairment of long-lived assets, definite lived intangible assets and goodwill, partially offset by a decrease in operating costs and expenses due to the decrease in attendance and a decrease in average screens operated. Film exhibition costs decreased 79.0%, or $781.0 million, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 51.1% for the nine months ended September 30, 2020 and 55.8% for the nine months ended

September 30, 2019. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in lower grossing films in the current year which typically results in lower film exhibition costs and an increase in the number of second-run films exhibited in the current period where the film rental terms are much lower than film rental terms for first-run films.

Food and beverage costs decreased 70.7%, or $103.0 million, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 18.8% for the nine months ended September 30, 2020 and 14.3% for the nine months ended September 30, 2019. Food and beverage costs included $7.2 million of charges for obsolete inventory during the nine months ended September 30, 2020 due to the suspension of theatre operations.

As a percentage of revenues, operating expense was 62.7% for the nine months ended September 30, 2020 and 30.3% for the nine months ended September 30, 2019. Rent expense decreased 6.5%, or $34.7 million, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due primarily to cash rent abatements from landlords, declines in deferred rent expense due to the impairment of right of use assets in calendar 2019 and 2020, theatre closures, declines in percentage rentals due to the decline in revenues and declines in common area maintenance charges. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases.

Merger, acquisition and other costs. Merger, acquisition and other costs were $2.7 million during the nine months ended September 30, 2020 compared to $5.8 million during the nine months ended September 30, 2019, primarily due to a decline in merger related activities.

Other. Other general and administrative expense decreased 32.4% or $24.1 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to decreases in bonus expense and decreases in salaries as a result of our furlough program that began in March of 2020 and ended in September of 2020.

Depreciation and amortization. Depreciation and amortization increased 9.0% or $22.8 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to recent capital expenditures, partially offset by lower depreciation expense on theatres impaired in calendar 2019 and 2020.

Impairment of long-lived assets and goodwill.  During the nine months ended September 30, 2020, we recognized non-cash impairment losses of $109.5 million on 75 theatres in the U.S. markets with 851 screens (in Alabama, Arkansas, California, Colorado, District of Columbia, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Massachusetts, Michigan, Minnesota, Missouri, Montana, Nebraska, New Hampshire, New Jersey, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Washington, Wisconsin and Wyoming) which were related to property, net, operating lease right-of-use assets, net and other long-term assets.

We performed quantitative impairment evaluations of our definite-lived intangible assets as of March 31, 2020 and September 30, 2020 and recorded impairment charges of $14.4 million during the nine months ended September 30, 2020.

We performed quantitative impairment evaluations of our goodwill as of March 31, 2020 and September 30, 2020 and recorded impairment charges of $1,276.1 million for our Domestic Theatres reporting unit.

Other expense. Other expense of $157.8 million during the nine months ended September 30, 2020 was primarily due to third party expenses of $39.1 million related to the restructuring of our debt, the increase in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2026 of $89.4 million, the decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $19.6 million and estimated credit losses related to contingent lease guarantees of $9.2 million. During the nine months ended September 30, 2019, other expense of $4.6 million was primarily due to a $16.6 million expense related to the repayment of indebtedness and $1.7 million of foreign currency transaction losses offset by $14.9 million of income related to the decrease in the fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2026 and $0.5 million of income related to the increase in the fair value our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement. See Note 1—The Company and Significant Accounting Policies in the Notes to the Condensed

Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense.

Interest expense. Interest expense increased $12.6 million to $261.3 million for the nine months ended September 30, 2020 compared to $248.7 million during the nine months ended September 30, 2019 primarily due to the issuance of $500 million of 10.5% First Lien Notes due 2025 on April 24, 2020, borrowings under revolving credit facilities of approximately $325.0 million during the three months ended March 31, 2020 that remained outstanding as of September 30, 2020 and the issuance of $300 million of 10.5% First Lien Notes due 2026 on July 31, 2020, partially offset by a reduction in the effective interest rate on $2,017.5 million aggregate principal amount of our senior subordinated notes exchanged for $1,462.3 million aggregate principal amount of second lien notes from 6.37% to 4.46% on July 31, 2020. See Note 6—Corporate Borrowings in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about our indebtedness.

Equity in (earnings) loss of non-consolidated entities. Equity in (earnings) loss of non-consolidated entities were $21.7 million for the nine months ended September 30, 2020 compared to $(23.2) million for the nine months ended September 30, 2019. The decrease in equity in earnings of $44.9 million was primarily due to decreases in equity in earnings from DCIP of $40.2 million as a result of accelerated depreciation charges for digital projectors during the nine months ended September 30, 2020 and lower revenues due to the closure of theatres.

Investment expense (income).  Investment expense was $4.1 million for the nine months ended September 30, 2020 compared to investment income of $(5.7) million for the nine months ended September 30, 2019. Investment expense includes an impairment charge of $7.2 million related to an investment, partially offset by a payment of $3.7 million under the NCM tax receivable agreement during the nine months ended September 30, 2020. Investment income includes a payment of $4.0 million under the NCM tax receivable agreement for the nine months ended September 30, 2019.

Income tax provision. The income tax provision was $7.7 million and $8.9 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

 Net loss. Net loss was $2,657.3 million and $142.7 million during the nine months ended September 30, 2020 and September 30, 2019, respectively. Net loss during the nine months ended September 30, 2020 compared to net loss for the nine months ended September 30, 2019 was negatively impacted by the decrease in attendance as a result of the temporary suspension of operations at all our theatres on or before March 17, 2020, impairment charges related to long-lived assets, definite-lived intangible assets and goodwill, increased depreciation expense, declines in investment income, declines in equity in earnings of non-consolidated entities and increases in other expense, partially offset by reduced operating expenses, lower amounts of rent expense, a decrease in income tax provision and declines in general and administrative expenses.

Theatrical Exhibition - International Markets

 Revenues. Total revenues decreased 65.3%, or $668.6 million, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Admissions revenues decreased 65.5%, or $425.9 million, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to a 66.4% decrease in attendance offset by a 2.8% increase in average ticket price. The decrease in attendance was primarily due to the temporary suspension of operations at all our theatres in International markets on or before March 17, 2020. As some theatres across Europe began closing in late February 2020, attendance and revenues began to deteriorate in early March. We reopened the majority of our International theatres during the three months ended September 30, 2020. Our average screens operated during the nine months ended September 30, 2020 declined by 49.4% from the prior year.

Food and beverage revenues decreased 65.9%, or $175.1 million, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to the decrease in attendance.

Total other theatre revenues decreased 62.4%, or $67.6 million, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to decreases in ticket fees, income from gift cards and package tickets and screen advertising due to the decrease in attendance.

Operating costs and expenses. Operating costs and expenses increased $261.8 million, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the impairment of long-lived assets, indefinite lived intangible assets and goodwill, partially offset by a decrease in operating costs and expenses due to the decrease in attendance and a decrease in average screens operated. Film exhibition costs decreased 67.2%, or $185.1 million, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 40.3% for the nine months ended September 30, 2020 and 42.4% for the nine months ended September 30, 2019. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in lower grossing films in the current year which typically results in lower film exhibition costs and an increase in the number of second-run films exhibited in the current period where the film rental terms are much lower than film rental terms for first-run films.

Food and beverage costs decreased 59.5%, or $35.4 million, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 26.6% for the nine months ended September 30, 2020 and 22.4% for the nine months ended September 30, 2019. Food and beverage costs included $3.2 million of charges for obsolete inventory during the nine months ended September 30, 2020 due to the suspension of theatre operations.

As a percentage of revenues, operating expense was 59.0% for the nine months ended September 30, 2020 and 34.1% for the nine months ended September 30, 2019. Rent expense decreased 8.0%, or $15.7 million, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due primarily to cash rent abatements from landlords, declines in deferred rent expense due to the impairment of right of use assets in calendar 2019 and 2020, theatre closures, declines in percentage rentals due to the decline in revenues, declines in common area maintenance charges and declines in foreign currency translation rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases.

Merger, acquisition and other costs. Merger, acquisition and other costs were $0.3 million during the nine months ended September 30, 2020 compared to $5.4 million during the nine months ended September 30, 2019, primarily due to a decline in merger related activities.

Other. Other general and administrative expense decreased 21.9% or $11.5 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to decreases in bonus expense and decreases in salaries as a result of our furlough program that began in March of 2020 and ended in September of 2020 and declines in foreign currency translation rates.

Depreciation and amortization. Depreciation and amortization increased 6.8% or $5.8 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to recent capital expenditures, partially offset by lower depreciation expense on theatres impaired in calendar 2019 and 2020.

Impairment of long-lived assets, indefinite-lived intangible assets and goodwill.  During the nine months ended September 30, 2020, we recognized non-cash impairment losses of $9.9 million on 23 theatres in the International markets with 213 screens (in Germany, Italy, Spain, UK and Sweden) which were related to property, net, and operating lease right-of-use assets, net.

We performed quantitative impairment evaluations of our indefinite-lived intangible assets related to the Odeon and Nordic tradenames as of March 31, 2012 and September 30, 2020 and recorded impairment charges of $12.9 million related to these assets during the nine months ended September 30, 2020.

We performed a quantitative impairment evaluation of our goodwill as of March 31, 2020 and September 30, 2020 and recorded impairment charges of $625.0 million for our International Theatres reporting unit during the nine months ended September 30, 2020.

Other expense (income). Other income of $(12.5) million during the nine months ended September 30, 2020 was primarily due to the international government assistance related to COVID-19 of $17.9 million, partially offset by estimated credit losses related to contingent lease guarantees of $6.1 million. See Note 1—The Company and Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense.

Interest expense. Interest expense increased $0.6 million to $7.0 million for the nine months ended September 30, 2020 compared to $6.4 million during the nine months ended September 30, 2019 primarily due to borrowings under revolving credit facilities of approximately $110 million during the nine months ended September 30, 2020 that remained outstanding as of September 30, 2020.

Equity in (earnings) loss of non-consolidated entities. Equity in loss of non-consolidated entities were $4.2 million for the nine months ended September 30, 2020 compared to earnings of $(1.0) million for the nine months ended September 30, 2019.

Investment income. Investment income was $0.1 million for the nine months ended September 30, 2020 compared to investment income of $13.0 million for the nine months ended September 30, 2019. Investment income includes a gain on the sale of our Austria theatres of $12.9 million for the nine months ended September 30, 2019.

Income tax provision. The income tax provision was $59.0 million and $2.0 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. The increase in income tax provision is primarily due to the recording of international valuation allowances against deferred tax assets held in Spain of $40.1 million and Germany of $33.1 million, partially offset by income tax benefit from net losses incurred in International markets during the nine months ended September 30, 2020 that are projected to offset previously unabsorbed deferred tax liabilities in International markets. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Net earnings (loss). Net earnings (loss) was $(986.0) million and $7.1 million during the nine months ended September 30, 2020 and September 30, 2019, respectively. Net loss during the nine months ended September 30, 2020 compared to net earnings for the nine months ended September 30, 2019 was negatively impacted by the decrease in attendance as a result of the temporary suspension of operations at all our theatres on or before March 17, 2020,impairment charges related to long-lived assets, indefinite-lived intangible assets and goodwill increased depreciation expense, increased income tax provision, declines in investment income and declines in equity in earnings of non-consolidated entities, partially offset by reduced operating expenses, lower amounts of rent expense, declines in general and administrative expenses and increases in other income.

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

We had working capital deficits (excluding restricted cash) as of September 30, 2020 and December 31, 2019 of $990.5 million and $1,270.6 million, respectively. As of September 30, 2020 and December 31, 2019, working capital included operating lease liabilities of $511.0 million and $585.8 million, respectively, and deferred revenues of $400.9 million and $449.2 million, respectively. We have borrowed all available amounts under our Revolving Credit Facility to meet obligations as they come due. As of September 30, 2020, we had borrowed $212.7 million (the full availability net of letters of credit) under our $225.0 million Senior Secured Revolving Credit Facility. We also maintain a revolving credit facility due February 14, 2022 at our Odeon subsidiary (the “Odeon Revolver”). As of September 30, 2020, we had borrowed $113.6 million (the full availability net of letters of credit) under our £100.0 million Odeon Revolver ($128.3 million based on the foreign currency translation rate of 1.2834 on September 30, 2020).

In response to the COVID-19 pandemic, we have taken and are continuing to take significant steps to preserve cash by eliminating non-essential costs, including reductions to executive cash compensation and elements of its fixed cost structure:

●	Suspended non-essential operating expenditures, including marketing & promotional and travel and entertainment expenses; and where possible, for example: utilities, reduced essential operating expenditures to minimum levels necessary while theatres are closed.

●	Terminated or deferred all non-essential capital expenditures to minimum levels necessary while theatres are closed.
●	Implemented measures to reduce corporate-level employment costs, including full or partial furloughs of all corporate-level Company employees, including senior executives, with individual work load and salary reductions ranging from 20% to 100%; cancellation of pending annual merit pay increases; and elimination or reduction of non-healthcare benefits.
●	All domestic theatre-level crew members were fully furloughed and theatre-level managements’ hours were reduced to the minimum levels necessary to begin resumption of operations when permitted. Similar efforts to reduce theatre-level and corporate employment costs were undertaken internationally consistent with applicable laws across the jurisdictions in which we operate. As we resumed limited operations, employment costs increased.
●	Working with our landlords, vendors, and other business partners to manage, defer, and/or abate the related rent expenses and operating expenses during the disruptions caused by the COVID-19 pandemic.
●	Introduced an active cash management process, which, among other things, requires senior management approval of all outgoing payments.
●	Since April 24, 2020, we have been prohibited from making dividend payments in accordance with the covenant suspension conditions in its Senior Secured Credit Facility Agreement. We had also previously elected to decrease the dividend paid in the first quarter of 2020 by $0.17 per share when compared to the first quarter of 2019. The cash savings as a result of the prior decrease and current prohibition on making dividend payments was $59.1 million during the nine months ended September 30, 2020 in comparison to the nine months ended September 30, 2019.
●	We are prohibited from making purchases under its recently authorized stock repurchase program in accordance with the covenant suspension conditions in its Senior Secured Credit Facility Agreement.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. Based on our analysis of the CARES Act, we expect to recognize the following benefits:

●	Approximately $17.4 million of cash tax refunds from overpayments and refundable alternative minimum tax credits with the filing of our 2019 federal tax return, amending 2018 state tax returns and filing 2019 state tax returns in which we expect a refund. Thus far in 2020 we have received approximately $7.1 million of cash tax refunds.
●	Deferral of social security payroll tax matches that would otherwise be required in 2020.
●	Receipt of a payroll tax credit in 2020 for expenses related to paying wages and health benefits to employees who are not working as a result of temporarily suspended operations and reduced receipts associated with COVID-19.

We intend to seek any available potential benefits, including loans, investments or guarantees, under future government programs for which we qualify domestically and internationally, including those described above. We have taken advantage of many forms of governmental assistance internationally including but not limited to revenue and fixed cost reimbursements, payroll subsidies, rent support programs, direct grants, and property tax holidays. We cannot predict the manner in which such benefits will be allocated or administered, and we cannot assure the reader that we will be able to access such benefits in a timely manner or at all.

During the three months ended September 30, 2020, we exchanged more than 87% of our senior subordinated notes for newly issued 10%/12% Cash/PIK Toggle Second Lien Subordinated Secured Notes due 2026 (the “Second Lien Notes due 2026”), thereby generating a near-term cash savings for the Company of between approximately $120 million to $180 million as a result of the ability to pay interest in kind on the Second Lien Notes due 2026 for the first three interest payment periods that would be payable semi-annually in arrears on June 15 and December 15, beginning on December 15, 2020 through December 15, 2021, subject to certain limitations described herein, and received proceeds from the issuance of the new 10.5% first lien secured notes due 2026 (the “First Lien Notes due 2026”) of $270.0 million, net of discounts of $30.0 million and deferred financing costs paid to lenders of $6.0 million. Further, as discussed in Note 6—Corporate Borrowings in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q, our lenders have granted relief from the maintenance covenants in the revolving credit agreements through March 31, 2021. The first required compliance in the next 12 months is June 30, 2021. Our ability to maintain compliance with the covenants will depend on the recovery of our theatre operations and the generation of sufficient cash flow (or EBITDA). If we are not in compliance with financial covenants, our lenders could exercise remedies including declaring the principal and interest on all outstanding indebtedness due or payable immediately. Our cash and cash equivalents as of September 30, 2020 were $417.9 million. our total cash burn for the three months ended September 30, 2020 was approximately $388 million and included approximately $39 million of third party costs and $23.3 million of accrued interest payments related to the Exchange Offers. Our total cash burn is impacted by, among other things, the timing of resumption of theatre operations, costs associated with the AMC Safe and Clean initiative, landlord negotiations and minimum lease payments, the timing of movie releases, theatre attendance levels, and food and beverage receipts.

Going forward, our ability to reduce cash burn rates and ultimately generate positive cash flow, and therefore the extent to which we will require additional sources of liquidity, will depend almost entirely on our future attendance levels that drive admission and food and beverage revenue. Attendance in the fourth quarter of 2020 will be influenced by, among other things, the timing of new film releases, the ability to open remaining theatres in our major markets, the expansion or contraction of mandated seating capacity limitations, and consumer confidence in moviegoing. If we experience negative developments with any of these factors, among others, our cash burn rates and liquidity will also be negatively affected, and we may require additional sources of liquidity in amounts that could be material. Furthermore, commencing in 2021, absent further negotiations with landlords, our cash expenditures for rent will increase significantly following periods of agreed deferrals. Given the reduced movie slate for the fourth quarter, in the absence of significant increases in attendance from current levels or incremental sources of liquidity, at the existing cash burn rate, we anticipate that existing cash resources would be largely depleted by the end of 2020 or early 2021. Thereafter, to meet our obligations as they become due, we will require additional sources of liquidity or increases in attendance levels. The required amounts of additional liquidity are expected to be material. We continue to explore potential sources of additional liquidity, including:

●	Additional debt and equity financing; to date, we raised gross proceeds of approximately $2.9 million and $53.2 million during September 2020 and October 2020, respectively, through our at-the-market offering of approximately 15.0 million shares of its Class A common stock, see Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information. In addition, we announced on October 20, 2020, we authorized the sale of 15.0 million additional shares of our Class A common stock through at the market offerings, under which, as of the October 30, 2020 settlement date, we raised additional gross proceeds of approximately $33.8 million through the sale of approximately 11.8 million shares of our Class A common stock;
●	Further renegotiations with landlords regarding our lease payments;
●	Potential asset sales;
●	Joint-venture or other arrangements with existing business partners; and
●	Minority investments in our capital stock.

There is a significant risk that these potential sources of liquidity will not be realized or that they will be insufficient to generate the material amounts of additional liquidity that would be required until we are able to achieve more normalized levels of operating revenues. In the event we determine that these sources of liquidity will not be available to us or will not allow us to meet our obligations or does not comply with financial covenants as they become due, we would likely seek an in-court or out-of-court restructuring of our liabilities, and in the event of a future liquidation or bankruptcy proceeding, holders of our common stock would likely suffer a total loss of their investment. Our cash burn is impacted by, among other things, the timing of resumption of theatre operations, including with respect to some of our most productive theatres which remain closed, the timing of movie releases and the slate of future releases, theatre attendance levels, landlord negotiations and minimum lease payments, costs associated with the AMC Safe and Clean initiative, and food and beverage receipts. See Item 1A “Risk Factors” of Part II of this Form 10-Q—“We will require significant amounts of additional liquidity and there is a substantial doubt about our ability to continue as a going concern for a reasonable period of time; holders of our Class A common stock could suffer a total loss of their investment.”

While we have used our best estimates based on currently available information, it is very difficult to estimate our liquidity requirements and future cash burn rates, and depending on the assumptions used regarding the timing and ability to achieve more normalized levels of operating revenue, the estimates of amounts of required liquidity vary significantly. There can be no assurance that the accuracy of the assumptions used to estimate our liquidity requirements and future cash burn will be correct, or that we will be able to achieve more normalized levels of attendance described above, which are materially higher than our current attendance levels, and our ability to be predictive is uncertain due to the unknown magnitude and duration of the COVID-19 pandemic, which has resulted in stay-at-home orders, governmental closure orders, film production and scheduling disruption, reopening uncertainties and the cessation of our entire U.S. and International theatre operations for the first time in its history.

We realized significant cancellation of debt income (“CODI”) in connection with our debt restructuring. As a result of such CODI, we estimate a significant portion of our net operating losses and tax credits will be eliminated as a result of tax attribute reductions. Any loss of tax attributes as a result of such CODI may adversely affect our cash flows and therefore our ability to service our indebtedness.

Due to these factors, substantial doubt exists about our ability to continue as a going concern for a reasonable period of time.

Cash Flows from Operating Activities

Cash flows provided by (used in) operating activities, as reflected in the condensed consolidated statements of cash flows, were $(771.6) million and $210.2 million during the nine months ended September 30, 2020 and September 30, 2019, respectively. The decrease in cash flows provided by operating activities was primarily due to decreased attendance levels and temporary suspension of operations at all of our theatres on or before March 17, 2020, which resulted in lower operating results during the nine months ended September 30, 2020 and higher payments for accounts payable primarily due to timing.

Cash Flows from Investing Activities

Cash flows used in investing activities, as reflected in the condensed consolidated statements of cash flows, were $154.8 million and $348.4 million during the nine months ended September 30, 2020 and September 30, 2019, respectively. Cash outflows from investing activities include capital expenditures of $156.0 million and $348.2 million during the nine months ended September 30, 2020 and September 30, 2019, respectively. Our capital expenditures primarily consisted of strategic growth initiatives and remodels, capital improvements to existing locations in our theatre circuit, and technology upgrades. During the nine months ended September 30, 2020, cash flows used in investing activities included an additional investment in SCC, a non-consolidated entity of $9.3 million, and proceeds from the disposition of assets of $8.6 million primarily related to seven properties and other asset sales. During the nine months ended September 30, 2019, cash inflows from investing activities included the proceeds from the disposition of long-term assets of $21.4 million primarily from the sale of theatres located in Austria of $15.3 million and disposition of assets of $6.1 million, partially offset by cash outflows of $11.8 million for the acquisition of assets related to four theatres in the U.S. markets.

We fund the costs of constructing, maintaining and remodeling our theatres through existing cash balances, cash generated from operations, landlord contributions, or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for the construction costs. We terminated or deferred all non-essential capital expenditures to minimum levels necessary while theatres are closed. We expect capital expenditures (net of landlord contributions) to be between $130 million and $160 million for calendar year 2020, which includes $124.1 million net spend during the nine months ended September 30, 2020. In addition, we expect capital expenditures (net of landlord contributions) to be between $80 million and $100 million for calendar year 2021 to maintain operations.

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities, as reflected in the condensed consolidated statements of cash flows, were $1,082.5 million and $(72.9) million during the nine months ended September 30, 2020 and September 30, 2019, respectively. The increase in cash flows from financing activities during the nine months ended September 30, 2020 compared to September 30, 2019 was primarily due to the borrowings under our First Lien Notes due 2025, First Lien Notes due 2026, revolving credit facilities, proceeds from sale of the noncontrolling interest in Forum Cinemas OU and the reduction in cash dividends paid.

Borrowings, net of discounts, under our First Lien Notes due 2025, First Lien Notes due 2026, and revolving credit facilities were $490.0 million, $270.0 million, and $322.2 million, respectively, during the nine months ended September 30, 2020.

On August 28, 2020, we entered into an agreement to sell our equity interest in Forum Cinemas OU, which consists of nine theatres located in the Baltic’s region (Latvia, Lithuania and Estonia) in several steps. For further information, see Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q. We received $37.5 million (€31.5 million) cash consideration and transferred an equity interest of 49% in Forum Cinemas OU to the purchaser during the nine months ended September 30, 2020.

During the nine months ended September 30, 2019, cash inflows from financing activities included the proceeds from the issuance of $1,990.0 million of Term Loan due 2026, offset by cash outflows for the repayment of the Term Loan due 2022 of $849.8 million, repayment of the Term Loan due 2023 of $488.7 million, repayments of the 6.0% Senior Secured Notes due 2023 of $230.0 million, and payment of the 5.875% Senior Subordinated Notes due 2023 of $375.0 million. Call premiums paid related to the repayment of the 6.0% Senior Secured Notes due 2023 and the 5.875% Senior Subordinated Notes due 2022 were $15.9 million and deferred financing costs paid were $11.7 million.

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

During the nine months ended September 30, 2020 and September 30, 2019, we paid dividends and dividend equivalents of $4.3 million and $63.4 million, respectively. As of September 30, 2020, we accrued $1.1 million for the remaining unpaid dividend equivalents. As of April 24, 2020, we are prohibited from making dividend payments in accordance with the covenant suspension conditions in our Senior Secured Credit Facility Agreement.

Senior Secured Credit Facility (Revolving Credit Facility and Term Loan due 2026). On April 23, 2020, we entered into an amendment to the Senior Secured Credit Facility pursuant to which the requisite lenders thereunder granted a waiver of the maintenance covenant thereunder for the period from the and after the effective date of the Senior Secured Credit Agreement Amendment to and including the earlier of (a) March 31, 2021 and (b) the day immediately preceding the last day of the Test Period (as defined in the Senior Secured Credit Facility).

On July 31, 2020, we entered into the Eighth Amendment with the administrative agent to the Senior Secured Credit Facility to add restrictive provisions, including modifying covenants limiting indebtedness, liens, investments, asset sales and restricted payments, to ensure that the terms and conditions of the First Lien Notes due 2026, the Convertible Notes due 2026 and the Second Lien Notes due 2026 (subject to certain exceptions) are not materially more favorable (when taken as a whole) to the noteholders than the terms and conditions of the Senior Secured Credit Facility Agreement (when taken as a whole).

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

Senior Subordinated Debt Exchange Offers. On July 31, 2020, we closed our previously announced private offers to exchange (the “Exchange Offers”) any and all of our outstanding 6.375% Senior Subordinated Notes due 2024, 5.75% Senior Subordinated Notes due 2025, 5.875% Senior Subordinated Notes due 2026 and 6.125% Senior Subordinated Notes due 2027 (together the “Existing Subordinated Notes”) for approximately $1.46 billion in aggregate principal amount of newly issued 10%/12% Cash/PIK Toggle Second Lien Subordinated Secured Notes due 2026.

The aggregate principal amounts of the Existing Subordinated Notes set forth in the table below were validly tendered and subsequently accepted. Such accepted Existing Subordinated Notes were retired and cancelled.

(In thousands)	Total Aggregate Principal Amount Validly Tendered	Percentage of Outstanding Existing Subordinated Notes Validly Tendered
6.375% Senior Subordinated Notes due 2024 (£496,014 par value)	$632,145	99.20%
5.75% Senior Subordinated Notes due 2025	$501,679	83.61%
5.875% Senior Subordinated Notes due 2026	$539,393	90.65%
6.125% Senior Subordinated Notes due 2027	$344,279	72.48%

The Exchange Offers reduced the principal amounts of our debt by approximately $555 million, which represented approximately 23.9% of the principal amount of the Existing Subordinated Notes. We raised $300 million in additional cash from the issuance of the incremental 10.5% first lien secured notes due 2026 (the “First Lien Notes due 2026”), prior to deducting $36 million related to discounts and deferred financing costs paid to the lenders. Additionally, certain holders of the Existing Subordinated Notes that agreed to backstop the rights offering for $200 million of the First Lien Notes due 2026 received five million Class A common shares. The closing of the Exchange Offers also allowed us to extend maturities on approximately $1.7 billion of debt to 2026, most of which was maturing in 2024 and 2025 previously. Interest due for the coming 12 to 18 months on the Second Lien Notes due 2026 is expected to be paid all or in part on an in-kind basis, thereby generating a further near-term cash savings for us of between approximately $120 million and $180 million.

In connection with the Exchange Offers, we also received consents from eligible holders of the Existing Subordinated Notes to amend the indentures governing the Existing Subordinated Notes to among other things, (i) release the existing subsidiary guarantees of the Existing Subordinated Notes, (ii) eliminate substantially all of the restrictive covenants, certain affirmative covenants and certain events of default contained in the indentures governing the Existing Subordinated Notes, and (iii) makes other conforming changes to internally conform to certain proposed amendments.

We performed an assessment on a lender by lender basis to identify certain lenders that met the criteria for a troubled debt restructuring (“TDR”) under ASC 470-60, Troubled Debt Restructurings by Debtors (“ASC 470-60”) as we were experiencing financial difficulties and the lenders granted us a concession. The portion of the loans that did not meet the assessment of TDR under ASC 470-60 were treated as modifications. We accounted for the exchange of approximately $1,782.5 million principal amount of our Existing Senior Subordinated Notes for approximately $1,289.1 million principal amount of the Second Lien Notes due 2026 as TDR. We accounted for the exchange of the remaining approximately $235.0 million principal amount of our Existing Senior Subordinated Notes for approximately $173.2 million principal amount of the Second Lien Notes due 2026 as a modification of debt as the lenders did not grant a concession and the difference between the present value of the old and new cash flows was less than 10%. The TDR and modification did not result in a gain recognition and we established new effective interest rates based on the carrying value of the Existing Subordinated Notes and recorded the new fees paid to third parties of approximately $36.3 million and $39.1 million in other expense, during both the three and nine months ended September 30, 2020.

Convertible Notes. On April 24, 2020, we entered into a supplemental indenture (the “Supplemental Indenture”) to the Convertible Notes due 2024 indenture, dated as of September 14, 2018. The Supplemental Indenture amended the debt covenant under the Convertible Notes due 2024 Indenture to permit us to issue the First Lien Notes due 2025, among other changes.

Concurrently with the Exchange Offers, to obtain the consent of the holders of the Convertible Notes due 2024, we restructured $600 million of Convertible Notes due 2024 issued in 2018 to Silver Lake and others pursuant to which the maturity of the Convertible Notes due 2024 were extended to May 1, 2026 (the “Convertible Notes due 2026”) and a first-priority lien on the collateral was granted to secure indebtedness thereunder. We accounted for this transaction as a modification of debt as the lenders did not grant a concession and the difference between the present value of the old and new cash flows was less than 10%. The modification did not result in the recognition of any gain or loss and the Company established new effective interest rates based on the carrying value of the Convertible Notes due 2024. Third party costs related to the transaction were expensed as incurred and amounts paid to lenders were capitalized and amortized through maturity of the debt.

Second Lien Notes due 2026. In connection with the Exchange Offers on July 31, 2020, we issued $1,462.3 million aggregate principal amount of the new Second Lien Notes due 2026 in exchange for the Existing Subordinated Notes. We have reflected a premium of $535.1 million on the Second Lien Notes due 2026 as the difference between the principal balance of the Second Lien Notes due 2026 and the $1,997.4 million carrying value of the Existing Subordinated Notes exchanged. The premium will be amortized to interest expense over the term of the Second Lien Notes due 2026 using the effective interest method.

In connection with the Exchange Offers and the First Lien Notes due 2026, we issued five million shares of Class A common stock to certain holders of subordinated notes as consideration for their commitment to backstop the issuance of $200 million of the First Lien Notes due 2026. Pursuant to the Backstop Commitment Agreement dated July 10, 2020, certain of the actual or beneficial holders of Existing Subordinated Notes agreed to purchase 100% of the First Lien Notes due 2026 that were not subscribed for in connection with the $200 million rights offering to holders of the existing Subordinated Notes participating in the Exchange Offers. Those providing a backstop commitment pursuant to the Backstop Commitment Agreement received their pro-rata share of 5 million shares of the Class A common stock, or 4.6% of AMC’s outstanding shares as of July 31, 2020, worth $20.2 million at the market closing price on July 31, 2020. The equity issuance was recorded by us in stockholders’ deficit with an offset in corporate borrowings as a discount. The discount will be amortized to interest expense over the term of the Second Lien Notes due 2026 using the effective interest method. As part of the registration rights agreement related to the issuance of the Class A common stock, we filed a shelf registration statement in August 2020 providing for the resale of the shares of Class A common stock issued as consideration for the backstop commitment described above.

First Lien Notes due 2026. In connection with the Exchange Offers, certain holders of the Existing Subordinated Notes purchased 10.5% First Lien Notes due 2026 in an aggregate principal amount of $200 million. The 10.5% First Lien Notes due 2026 issued to certain holders of the Existing Subordinated Notes were issued pursuant to an indenture, dated as of July 31, 2020, among the Company, the guarantors named therein and GLAS Trust Company LLC, as trustee and collateral agent.

Separately, upon the closing of its private debt exchange, Silver Lake Alpine, L.P. and Silver Lake Alpine (Offshore Master), L.P., each affiliates of Silver Lake Group, L.L.C. (“Silver Lake”), purchased from us $100 million principal amount of First Lien Notes due 2026. The 10.5% First Lien Notes due 2026 issued to affiliates of Silver Lake were issued pursuant to an indenture, dated as of July 31, 2020, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent. The terms of the 10.5% First Lien Notes due 2026 issued to the holders of the Existing Subordinated Notes and the 10.5% First Lien Notes due 2026 issued to Silver Lake are substantially identical. The $300 million principal amount of new funding is prior to deducting discounts of $30.0 million and deferred financing costs paid to lenders of $6.0 million related to the First Lien Notes due 2026. The discount and deferred financing costs will be amortized to interest expense over the term using the effective interest method.

See Note 6—Corporate Borrowings in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information regarding the above.

Contractual Obligations, Commitments and Contingencies

We have commitments and contingencies for finance leases, corporate borrowings, operating leases, capital related betterments and pension funding that were summarized in a table in our Annual Report on Form 10–K for the year ended December 31, 2019. Except as set forth above and below with respect to corporate borrowings and leases since December 31, 2019, there have been no material changes to the commitments and contingencies outside of the ordinary course of business.

We borrowed under our revolving lines of credit, issued First Lien Notes due 2025, and consummated the Senior Subordinated Debt Exchange Offers. See Note 6—Corporate Borrowings in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information, including a table that provides the principal payments required and maturities of corporate borrowings as of September 30, 2020.

We received rent concessions provided by the lessors that aided or will aid, in mitigating the economic effects of COVID-19. These concessions primarily consist of deferral of rent payments and rent abatements. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information, including a table of the minimum annual payments required under existing operating and finance lease liabilities (net present value thereof) as of September 30, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, our financial results are exposed to fluctuations in interest rates and foreign currency exchange rates. In accordance with applicable guidance, we presented a sensitivity analysis showing the potential impact to net income of changes in interest rates and foreign currency exchange rates. For the nine months ended September 30, 2020 and September 30, 2019, our analysis utilized a hypothetical 100 basis-point increase or decrease to the average interest rate on our variable rate debt instruments to illustrate the potential impact to interest expense of changes in interest rates. For the nine months ended September 30, 2020 and September 30, 2019, our analysis utilized a hypothetical 100 basis-point increase or decrease to market interest rates on our fixed rate debt instruments to illustrate the potential impact to fair value of changes in interest rates.

Similarly, for the same period, our analysis used a uniform and hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net income of changes in foreign exchange rates. These market risk instruments and the potential impacts to the condensed consolidated statements of operations are presented below.

Market risk on variable-rate financial instruments. At September 30, 2020 and September 30, 2019, we maintained a Senior Secured Credit Facility comprised of a $225.0 million revolving credit facility and $2,000.0 million of Term Loan due 2026. The Senior Secured Credit Facility provides for borrowings at a rate per annum equal to an applicable margin, plus, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the prime rate of Citi and (ii) LIBOR determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The rate in effect for the outstanding Term Loan due 2026 was 4.08% per annum at September 30, 2020 and 5.23% per annum at September 30, 2019. We also maintain a revolving credit facility due February 14, 20200 at our Odeon subsidiary. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At September 30, 2020, we had an aggregate principal balance of $212.7 million under our revolving credit facility, $113.6 million under the Odeon Revolver, and had an aggregate principal balance of $1,970.0 million outstanding under the Term Loan due 2026. A 100-basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility and the Odeon Revolver Credit Facility by $17.2 million during the nine months ended September 30, 2020. At September 30, 2019, we had no variable-rate borrowings outstanding under our revolving credit facility and had an aggregate principal balance of $1,990.0 million outstanding under the Term Loan due 2026. A 100-basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $14.9 million during the nine months ended September 30, 2019.

Market risk on fixed-rate financial instruments. Included in long-term corporate borrowings at September 30, 2020 were principal amounts of $500.0 million of our First Lien Notes due 2025, $1,462.3 million of our Second Lien Notes due 2026, $600.0 million of our Convertible Notes due 2026, $300.0 million of our First Lien Notes due 2026, $98.3 million of our Notes due 2025, $55.6 million of our Notes due 2026, $130.7 million of our Notes due 2027, and £4.0 million ($5.1 million) of our Sterling Notes due 2024. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $46.0 million and $(43.9) million, respectively, during the nine months ended September 30, 2020.

Included in long-term corporate borrowings at September 30 2019 were principal amounts of $600.0 million of our Convertible Notes due 2024, $600.0 million of our Notes due 2025, $595.0 million of our Notes due 2026, $475.0 million of our Notes due 2027, and £500.0 million ($614.9 million) of our Sterling Notes due 2024. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $136.0 million and $(128.0) million, respectively, during the nine months ended September 30, 2019.

Foreign currency exchange rate risk. We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our ownership of Odeon and Nordic. Odeon’s revenues and operating expenses are transacted in British Pounds and Euros, and Nordic’s revenues and operating expenses are transacted primarily in Swedish Krona and Euros. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If Odeon and Nordic operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for Odeon and Nordic. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our ownership in Odeon and Nordic as of September 30, 2020, holding everything else constant, a hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net income (loss) of changes in foreign exchange rates would decrease the aggregate net loss of our International theatres for the nine months ended September 30, 2020 by approximately $98.6 million. Based upon our ownership in Odeon and Nordic as of September 30, 2019, holding everything else constant, a hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net income of changes in foreign exchange rates would decrease the aggregate net earnings of our International theatres for the nine months ended September 30, 2019 by approximately $0.7 million.

Our foreign currency translation rates decreased by approximately 1.0% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, which did not significantly impact our consolidated net loss for the nine months ended September 30, 2020.

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

Item 1A. Risk Factors

Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10–K for the year ended December 31, 2019. Except as set forth below, there have been no material changes to the risk factors contained in our Quarterly Report on Form 10-Q for the three months ended September 30, 2020.

We will require significant amounts of additional liquidity and there is substantial doubt about our ability to continue as a going concern for a reasonable period of time; holders of our Class A common stock could suffer a total loss of their investment.

As previously disclosed, in the absence of significant increases in attendance from current levels or the availability of significant additional sources of liquidity, at the existing cash burn rate, the Company anticipates that existing cash resources would be largely depleted by the end of 2020 or early 2021. Thereafter, to meet its obligations as they become due, the Company will require additional sources of liquidity and/or increases in attendance levels. The required amounts of additional liquidity will be material. Although the Company is actively continuing to explore additional sources of liquidity, the Company is unable to determine at this time whether any of these potential sources of liquidity will be available to it or if available, individually or taken together, will be sufficient to address its liquidity needs. There is a significant risk that these potential sources of liquidity will not be realized or that they will be insufficient to generate the material amounts of additional liquidity that would be required until the Company is able to achieve more normalized levels of operating revenues. Further, any relief provided by lenders, governmental agencies, and business partners may not be adequate and may include onerous terms, particularly if we face a second round of theatre closures, we are unable to open theatres in our major markets that remain closed, scheduled movies releases fail to drive increased attendance, scheduled releases continue to be postponed or moved to the home video market, or if the attendance levels of, and revenues generated by, our reopened theatres normalize at a level that will not support our substantial amount of indebtedness, rent liabilities or other obligations. Due to these factors, as previously disclosed, substantial doubt exists about the Company’s ability to continue as a going concern for a reasonable period of time.

In the event the Company determines that additional sources of liquidity will not be available to it or will not allow it to meet its obligations as they become due, it would likely seek an in-court or out-of-court restructuring of its liabilities, and in the event of a future liquidation or bankruptcy proceeding, holders of the Company’s Class A common stock would likely suffer a total loss of their investment.

The COVID-19 pandemic has disrupted our business and will continue to adversely affect our business, theatres, results of operations and liquidity.

 The COVID-19 pandemic has had and will continue to have a significant and adverse impact on our business. As a result of the pandemic, primarily all of our theatres worldwide temporarily suspended operations between March and late summer, during which period we generated only immaterial revenue. While we have now reopened a majority of our theaters, we have not reopened all of our theaters in major markets and our reopening in those markets may be further delayed. Currently, although we are in early stages, our reopened theaters are generating only a small portion of the attendance and revenue from admissions and food and beverage sales compared to historical levels and during the third quarter of 2020 our cash burn is expected to be higher than when theatres were closed. The extent of our cash burn in the future will primarily be dependent on attendance which drives admission, food and beverage, and other revenue. The ultimate duration of the pandemic and of responsive governmental regulations, including shelter-in-place orders and mandated business closures is uncertain and we may need to suspend existing theatre operations or extend the suspension of operations at theatres that are currently closed. We cannot predict when or if our business will return to closer to normal levels. In addition, governmental officials may impose further restrictions on travel or introduce social distancing measures such as limiting the number of people allowed in a theatre at any given time.

 The resumption of operations has resulted in a ramp-up in costs to operate our business. While we plan to closely monitor our variable costs and reduce fixed costs to the extent possible, we continue to incur significant cash outflows, including interest payments, taxes, critical maintenance capital expenditures, expenses associated with the resumption of operations, and certain compensation and benefits payments.

We may face difficulty in maintaining relationships with our landlords, vendors, motion picture distributors, customers, and employees during a suspension period. Since the outbreak of the COVID-19 virus, movie studios have suspended production of movies and delayed the release date of movies. Some movie studios have also reduced or eliminated the theatrical exclusive release window or have skipped a theatrical release and released their movies through streaming or other channels and may continue to do so with additional releases for the duration of the pandemic and after the pandemic has subsided. The longer and more severe the pandemic, including repeat or cyclical outbreaks beyond the one we are currently experiencing, the more severe the adverse effects will be on our business, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness.

 Even when the COVID-19 pandemic subsides, we cannot guarantee that we will recover as rapidly as other industries, or that we will recover as rapidly as others within the industry due to our strong footprint in densely populated areas. For example, even where applicable government restrictions are lifted or reduced, it is unclear how quickly patrons will return to our theatres, which may be a function of continued concerns over safety and social distancing and/or depressed consumer sentiment due to adverse economic conditions, including job losses, among other things. In our theatres that have resumed operations, a single case of COVID-19 in a theatre could result in additional costs and further closures, or a “second wave” or recurrence of COVID-19 cases could cause another widespread suspension of operations. If we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate, we could suffer damage to our reputation, which could significantly adversely affect our business. Furthermore, the effects of the pandemic on our business could be long-lasting and could continue to have adverse effects on our business, results of operations, liquidity, cash flows and financial condition, some of which may be significant, and may adversely impact our ability to operate our business on the same terms as we conducted business prior to the pandemic. Significant impacts on our business caused by the COVID-19 pandemic include and are likely to continue to include, among others:

●	lack of availability of films in the short or long term, including as a result of (i) continued delay in film releases; (ii) release of scheduled films on alternative channels or (iii) disruptions of film production;
●	decreased attendance at our theatres, including due to (i) continued safety and health concerns, (ii) additional regulatory requirements limiting our seating capacity or (iii) a change in consumer behavior in favor of alternative forms of entertainment;
●	a ramp up of costs in connection with theatre reopenings that is not matched by increases in revenues from those reopened theatres, which costs may be substantial;
●	increased operating costs resulting from additional regulatory requirements enacted in response to the COVID-19 pandemic and from precautionary measures we voluntarily take at our facilities to protect the health and well-being of our customers and employees;
●	our inability to negotiate favorable rent payment terms with our landlords;
●	unavailability of employees and/or their inability or unwillingness to conduct work under any revised work environment protocols;
●	increased risks related to employee matters, including increased employment litigation and claims relating to terminations or furloughs caused by the suspension of theatre operations;
●	reductions and delays associated with planned operating and capital expenditures;
●	further impairment charges upon a portion of our goodwill, long-lived assets or intangible assets as consequence of failure to meet operating projections and other adverse events or circumstances, as a result of the impact on our prior impairment analysis due to delays in theatre reopenings, which could be material to our results of operations and financial conditions;
●	our inability to generate significant cash flow from operations if our theatres continue to operate at significantly lower than historical levels, which could lead to a substantial increase in indebtedness and negatively impact our ability to comply with the financial covenants, as applicable, in our debt agreements;
●	our inability to access lending, capital markets and other sources of liquidity, if needed, on reasonable terms, or at all, or obtain amendments, extensions and waivers of financial maintenance covenants, among other material terms; our inability to effectively meet our short- and long-term obligations; and
●	our inability to service our existing and future indebtedness or other liabilities, the failure of which could result in insolvency proceedings and result in a total loss of your equity investment.

The outbreak of COVID-19 has also significantly increased economic uncertainty. It is possible that the current outbreak or continued spread of COVID-19 will cause a global recession, which could further adversely affect our business, and such adverse effects may be material. We have never previously experienced a complete cessation of our operations, and as a consequence, our ability to be predictive regarding the impact of such a cessation on our operations and future prospects is uncertain. In addition, the magnitude, duration and speed of the global pandemic is uncertain. As a consequence, we cannot estimate the impact on our business, financial condition or near or longer-term financial or operational results with certainty.

 The COVID-19 pandemic (including governmental responses, broad economic impacts and market disruptions) has heightened the risks related to the other risk factors described in our Annual Report and Quarterly Reports, each of which is incorporated by reference herein and may also heighten many of the other risks described herein.

Our substantial level of indebtedness and our current liquidity constraints could adversely affect our financial condition and our ability to service our indebtedness, which could negatively impact your ability to recover your investment in the common stock.

We have a substantial amount of indebtedness, which requires significant interest payments. As of September 30, 2020, following the financial restructuring that occurred on July 31, 2020 (the “debt restructuring”), we and our subsidiaries had approximately $5.5 billion aggregate principal amount of indebtedness outstanding. Our substantial level of indebtedness and the current constraints on our liquidity could have important consequences, including the following:

●	we must use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness, which reduces or will reduce funds available to us for other purposes such as working capital, capital expenditures, other general corporate purposes and potential acquisitions;
●	we may be unable to comply with financial and other restrictive covenants contained in the agreements governing our indebtedness, including the financial maintenance covenants in our credit facility once the current waiver period expires and the covenant renews in March 2021, which could result in an event of default that, if not cured or waived, would have an adverse effect on our business and prospects and could force us into bankruptcy or liquidation. In the event of a bankruptcy or liquidation, the claims in respect of indebtedness rank senior to claims of an equity holder, and any holder of our common stock would likely suffer a total loss on their investment in the common stock;
●	our ability to refinance such indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;
●	we are exposed to fluctuations in interest rates because our senior credit facilities have variable rates of interest;
●	our leverage may be greater than that of some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in responding to current and changing industry and financial market conditions;
●	the loss of tax attributes resulting from the cancellation of indebtedness that occurred in connection with the exchange offers that closed on July 31, 2020, coupled with the increased interest expense that will ultimately result therefrom and the inability to deduct all or significant portions of our interest expense for tax purposes, will ultimately increase the need to generate revenues to support our capital structure;
●	there are significant constraints on our ability to generate liquidity through incurring additional debt; and
●	we may be more vulnerable to economic downturn and adverse developments in our business.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in the agreements governing our indebtedness. To the extent new indebtedness is added to our debt levels, including as a result of satisfying interest payment obligations on certain of our indebtedness with payments-in-kind, the related risks that we now face could intensify. Our ability to access funding under our revolving credit facilities will depend upon, among other things, the absence of an event of default under such indebtedness, including any event of default arising from a failure to comply with the related covenants. If we are unable to comply with our covenants under our indebtedness, our liquidity may be further adversely affected.

 Our ability to meet our expenses, to remain in compliance with our covenants under our debt instruments and to make future principal and interest payments in respect of our debt depends on, among other factors, our operating performance, competitive developments and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Given current industry and economic conditions, our cash flow may not be sufficient to allow us to pay principal and interest on our debt and meet our other obligations.

In connection with the exchange offers and related financing transactions that closed on July 31, 2020, a group of lenders that purported at the time to represent a majority of loans under our credit facility and which opposed the exchange offers and related financing transactions, alleged various defaults, including in connection with those transactions. The company in closing the transactions determined that no continuing default or event of default existed that would prohibit the transactions or enable the lenders to accelerate the loans, and, to date, the lenders have not sought to accelerate the loans. However, to the extent our relationship with lenders is negatively affected by these events or other disputes that may arise from time to time, it may be more difficult to seek covenant relief, if needed, or to raise additional funds in the future.

The cancellation of certain indebtedness in connection with the debt restructuring resulted in significant cancellation of indebtedness income to us.

We realized significant cancellation of debt income (“CODI”) in connection with our debt restructuring. As a result of such CODI, we estimate a significant portion of our net operating losses and tax credits will be eliminated as a result of tax attribute reductions. Any loss of tax attributes as a result of such CODI may adversely affect our cash flows and therefore our ability to service our indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On July 31, 2020, the Company issued five million shares of Class A common stock in a private placement pursuant to an exemption from the registration requirements of the Securities Act. The Company issued the Class A common stock in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act to certain holders of the Company’s existing senior subordinated notes that agreed to backstop the Company’s issuance of $200.0 million of first lien notes due 2026. The Company relied on this exemption from registration based in part on representations made by the holders of the Company’s senior subordinated notes. The shares of Class A common stock were issued as consideration for the backstop commitment provided by certain holders of the Company’s senior subordinated notes.

(b)	None.

(c)	Issuer Purchases of Equity Securities

Purchases of Equity Securities
Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be
			Part of Publicly	Purchased Under the
	Total Number of	Average Price Paid	Announced Plans or	Plans or Program (a)
Period	Shares Purchased	Per Share	Programs (a)	(in millions)
February 27, 2020 through September 30, 2020 (1)	—	$—	—	$200.0
Total	—		—
(1)	As announced on February 27, 2020, our Board of Directors authorized a share repurchase program for an aggregate purchase of up to $200.0 million of our common stock. As of September 30, 2020, $200.0 million remained available for repurchase under this plan. Also, as of April 24, 2020, the Company is prohibited from making purchases under its recently authorized stock repurchase program in accordance with the covenant suspension conditions in its Senior Secured Credit Facility Agreement. A three-year time limit had been set for the completion of this program, expiring February 26, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

Compensatory Arrangements of Certain Officers.

In order to recognize the sacrifice of employees, including taking voluntary salary reductions for some 5 1/2 months during the COVID-19 pandemic, encourage continued engagement and incentivize our management and employees during the continuing and unprecedented difficult business conditions, on October 30, 2020, the Board of Directors (the “Board”) of AMC Entertainment Holdings, Inc. (the “Company”), upon the recommendation of the Compensation Committee of the Board of Directors (the “Committee”) and in consultation with the Company’s independent compensation consultant, approved (1) modifications to certain equity awards under its 2013 Employee Incentive Plan (“EIP”), and (2) certain cash bonuses in lieu of any potential future payments under its 2020 Annual Incentive Plan (“AIP”), all as described below.

Background

Our compensation program is grounded in a pay-for-performance philosophy and designed with equity as a significant component of compensation. In addition, as previously disclosed, a key goal of executive compensation is to attract, retain, motivate and reward talented executives. However, the severe and continuing effects of COVID-19 have dramatically impacted the Company’s financial performance and the price of the Company’s common stock for reasons unrelated to the favorable performance by our management and employees in managing the Company’s business and preserving shareholder value during the COVID crisis. The Company’s financial performance and the significant decline in its common stock price reflect, among other things, the closure of all theatre operations globally and the resulting cessation of substantially all the Company’s revenue generating activities for significant periods, in compliance with local, state and federal governmental restrictions; significantly reduced attendance levels as theatres have reopened; delays of almost all major new film releases and releases directly to the home video and streaming channel; and the resulting impact on the Company’s liquidity.

At the same time, in the view of the Committee and the Board, management has successfully undertaken major initiatives to reduce and control costs, restructure a substantial portion of the Company’s debt, structure more favorable arrangements with studios, reopen theatres safely, promote attendance and keep the business ready for a return to normalcy. Since March of 2020 the management of the Company has raised almost $1 billion of gross cash proceeds primarily by securing new debt and equity capital, along with the selling of some assets. In addition, the management has successfully negotiated more than an additional $1 billion in concessions for the Company from landlords and creditors. These initiatives, in the view of the Committee and the Board, have been essential to preserving the Company’s business and shareholder value at a critical time for the Company, as it continues to face the ongoing uncertainty created by the pandemic. Consequently, at a time when the Company needs to retain and incentivize management and employees, key aspects of the Company’s incentive plans provide little value, which the Compensation Committee believes is inconsistent with the aims of the Company’s compensation philosophy.

Noting that the Company has seen a significant increase this year in voluntary resignations by important members of management, resulting from financial and operational instability in the movie theatre industry generally, sizable salary reductions and a substantial decrease in the value of stock-related compensation, the Committee and the Board have determined that the Company must take tangible steps to retain management and key employees to enable the Company to emerge from the impact of the COVID-19 crisis, and they believe that retention of the Company’s leadership is one of the most critical issues it faces in order to allow the Company to continue to confront the ongoing challenges presented by COVID-19.

Equity Grant Modifications

The Board has approved modifications to certain grants under the EIP. These modifications reflect, among other things, the following considerations:

●	As a result of COVID, certain of the stock price and other performance thresholds were unobtainable and would have the effect of eliminating these grants and thus removing an appropriate incentive for management to continue to take action to maximize operational results and increase shareholder value.
●	The Company’s management took salary reductions ranging between 20% and 80% for almost half of the year in response to the COVID-19 impacts and to participate in certain special grants under the EIP.
●	In addition to incentivizing grant holders to maximize performance and increase shareholder value, the grants encourage continued retention.
●	To further this retention intent, the modifications require that certain vested shares for senior management be held for at least a year before they can be sold.

Special Performance Stock Unit Award Agreements dated February 26, 2020 (“SPSU”) (awarded to named executive officers (“NEOs”) and certain other senior officers)

A description of the original SPSUs, including the grants made to the NEOs, is set forth in the Company’s Form 8-K filed on March 3, 2020 .

Each SPSU award agreement was amended as follows:

(1)

The participant’s base salary, annual incentive opportunity at target, and eligibility for future annual PSU and RSU grants under the EIP were restored to their pre-reduced levels effective October 30, 2020;

(2)	The stock price thresholds (ranging from $12 to $24) and service requirement for tranches 1 through 4 of the SPSUs were eliminated and such SPSUs shall vest on October 30, 2020;
(3)	Participants shall be prohibited from selling the shares of common stock issued upon the foregoing vesting until October 30, 2021;
(4)	The stock price threshold for tranche 5 of the SPSUs was changed to $4 from $28 and the stock price threshold for tranche 6 of the SPSUs was changed to $8 from $32; and
(5)	The service requirement for tranches 5 and 6 was shortened to end on October 30, 2021.

As a result, the Company will issue approximately 1.3 million shares of common stock and make cash payments of approximately $2.5 million to cover tax withholding and dividend equivalents that would not have occurred absent the modifications.

2018 Restricted Stock Units (“RSU”) & Performance Stock Units (“PSU”)

The 2018 RSUs and PSUs were awarded to the following NEOs: Mr. Adam Aron, Mr. John McDonald, Ms. Elizabeth Frank, and Mr. Stephen Colanero, as well as other senior officers. The RSUs time vest ratably over three years subject to continued service. The PSUs vest subject to the attainment of certain financial performance goals over a three-year performance period, as described in the Company’s definitive proxy statement on Schedule 14A in connection with its 2019 Annual Meeting of Stockholders, filed on April 2, 2019 and in the Company’s definitive proxy statement on Schedule 14A in connection with its 2020 Annual Meeting of Stockholders, filed on June 10, 2020.

Each 2018 award was modified as follows:

(1)	The RSUs scheduled to vest on January 4, 2021, will instead vest on December 28, 2020 (the “Vesting Date”);
(2)	The Adjusted EBITDA PSU award and the Diluted EPS PSU award were divided into three equal tranches with each tranche allocated to a fiscal year within the Performance Period (each a “Tranche Year”);
(3)

The fiscal year 2018-2020 cumulative Adjusted EBITDA Target was split into three separate Adjusted EBITDA Targets applicable to each tranche year with the certified attainment and approved eligible vesting as set forth below. Due to the dramatic impact of the COVID-19 pandemic on the Company’s business, the Board waived attainment of the 2020 Tranche Year Adjusted EBITDA Target and established a vesting level for such PSUs at 90%.

Tranche Year	Adjusted EBITDA Target	Attainment	Eligible Vesting Level
2018	$848,118,000	$886,790,000	125%
2019	$923,686,000	$821,429,000	61.5%
2020	$984,811,000	N/A	90%

(4)

The fiscal year 2018-2020 Cumulative Diluted EPS Target was split into three separate Diluted EPS Targets applicable to each Tranche Year with the certified attainment and approved eligible vesting as set forth below. Due to the dramatic impact of the COVID-19 pandemic on the Company’s business, the Board waived attainment of the 2020 Tranche Year Diluted EPS Target and established a vesting level for such PSUs at 90%.

Tranche Year	Diluted EPS Target	Attainment	Eligible Vesting Level
2018	($0.33)	$0.06	200%
2019	$0.03	($1.01)	0%
2020	$0.23	N/A	90%

(5)	Unless earlier forfeited and subject to the participant’s continued employment through such date, the PSUs will vest at the Eligible Vesting Levels set forth above on the Vesting Date; and
(6)

Unless otherwise provided in a written agreement with the participant in effect as of the grant date, all PSUs will be forfeited upon termination of the participant’s employment for any reason prior to the Vesting Date.

As a result, the Company will issue approximately 250,000 shares of common stock and make cash payments of approximately $1.9 million to cover tax withholding and dividend equivalents that would not have occurred absent the modifications.

2019 RSUs & PSUs

The 2019 RSUs and PSUs were awarded to the following NEOs: Mr. Adam Aron, Mr. John McDonald, Ms. Elizabeth Frank, and Mr. Stephen Colanero, as well as other senior officers. The RSUs time vest ratably over three years subject to continued service. The PSUs vest subject to the attainment of certain financial performance goals over a three-year performance period, as described in the Company’s definitive proxy statement on Schedule 14A in connection with its 2020 Annual Meeting of Stockholders, filed on June 10, 2020.

Each 2019 PSU award was modified as follows:

(1)	The RSUs scheduled to vest on January 4, 2021, will instead vest on December 28, 2020;
(2)	The Adjusted EBITDA PSU award and the Diluted EPS PSU award were divided into three equal tranches with each tranche allocated to a fiscal year within the Performance Period (each a “Tranche Year”);
(3)

The fiscal year 2019-2021 cumulative Adjusted EBITDA Target was replaced with three separate Adjusted EBITDA Targets applicable to each Tranche Year with the certified attainment and approved eligible vesting as set forth below. Due to the dramatic impact of the COVID-19 pandemic on the Company’s business, the Board waived attainment of the 2020 Tranche Year Adjusted EBITDA Target and established a vesting level for such PSUs at 90%. The 2021 Tranche Year targets will be established and approved by the Compensation Committee in conjunction with the 2021 budgeting process.

Tranche Year	Adjusted EBITDA Target	Attainment	Eligible Vesting Level
2019	$807,218,000	$730,629,000	68.5%
2020	$914,483,000	N/A	90%
2021	TBD	TBD	TBD

(4)

The fiscal year 2019-2021 Cumulative Diluted EPS Target was replaced with three separate Diluted EPS Targets applicable to each Tranche Year with the certified attainment and approved eligible vesting as set forth below. Due to the dramatic impact of the COVID-19 pandemic on the Company’s business, the Board waived attainment of the 2020 Tranche Year Diluted EPS Target and established a vesting level for such

PSUs at 90%. The 2021 Tranche Year targets will be established and approved by the Compensation Committee in conjunction with the 2021 budgeting process.

Tranche Year	Diluted EPS Target	Attainment	Eligible Vesting Level
2019	($0.48)	($1.02)	0%
2020	$0.43	N/A	90%
2021	TBD	TBD	TBD

(5)

Unless earlier forfeited and subject to the participant’s continued employment through December 31, 2021, the PSUs will vest at the Eligible Vesting Levels set forth above (if applicable) upon the date the Committee certifies the attainment for the 2021 Tranche Year; and

(6)

Unless otherwise provided in a written agreement with the participant in effect as of the grant date, all PSUs shall be forfeited upon termination of the participant’s employment for any reason prior to December 31, 2021.

The foregoing modifications will not result in share issuances or cash payments by the Company that were not otherwise planned until the first quarter of 2022 and such impacts cannot be fully determined until that time.

2020 RSUs & PSUs

The Company granted 2020 RSUs and PSUs to the following NEO’s: Mr. Adam Aron, Mr. Sean Goodman, Mr. John McDonald, Ms. Elizabeth Frank, and Mr. Stephen Colanero, as well as other senior officers in February of 2020. Each 2020 RSU and PSU award was modified as follows:

(1)	The RSUs scheduled to vest on January 4, 2021 will instead vest on December 28, 2020;
(2)	The Adjusted EBITDA PSU award and the Free Cash Flow PSU award is divided into three equal tranches with each tranche allocated to a fiscal year within the performance period (each a “Tranche Year”);
(3)	The fiscal year 2020-2022 Cumulative Adjusted EBITDA and Free Cash Flow Targets are replaced with three separate Targets applicable to each Tranche Year;
(4)

Due to the dramatic impact of the COVID-19 pandemic on the Company’s business, the Board waived attainment of the 2020 Tranche Year Adjusted EBITDA and Free Cash Flow Targets and established a vesting level for such PSUs at 90%. The 2021 and 2022 Tranche Year targets will be established and approved by the Compensation Committee in conjunction with the budgeting process for the applicable year;

(5)

Unless earlier forfeited and subject to the participant’s continued employment through December 31, 2022, the PSUs will vest based upon attainment of the performance targets for each Tranche Year upon the date the Committee certifies the attainment for the 2022 Tranche Year; and

(6)

Unless otherwise provided in a written agreement with the participant in effect as of the grant date, all PSUs shall be forfeited upon termination of the Participant’s employment for any reason prior to December 31, 2022.

The foregoing modifications will not result in share issuances or cash payments by the Company that were not otherwise planned until the first quarter of 2023 and such impacts cannot be fully determined until that time.

Annual Incentive Plan.

To motivate our executives and employees, the Board of Directors approved special one-time bonuses to approximately 1,800 of the Company’s employees, including the Company’s NEOs along with other corporate and theatre management employees. The Board of Directors has authorized a special incentive pool of approximately $9.2 million which represents approximately 33% of target which is a level of payout significantly below the threshold level of our normal incentive plan which would have paid at 50% of target. Individual bonus awards range between 20% and 50% of an employee’s annual bonus at target. In the view of the Committee, this incentive payment is intended to motivate our employees to remain with the Company and is provided as an acknowledgement that their contributions have been extraordinary in a time of significant duress. The special bonuses will be paid in lieu of any payout under the 2020 AIP. The bonuses will be paid in the fourth quarter of 2020 and will include the following payments to NEOs:

NEO	Bonus Amount	Percent of 2020 AIP Potential at Target
Adam Aron	$1,250,000	50%
Sean Goodman	$253,750	50%
John McDonald	$194,550	50%
Elizabeth Frank	$180,650	50%
Stephen Colanero	$173,875	50%

Item 6. Exhibits.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
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

4.2

Form of 10%/12% Cash/PIK Toggle Second Lien Subordinated Secured Notes due 2026 (incorporated by reference from Exhibit 4.2 (and is included in Exhibit 4.1) to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

4.3

Indenture by and among AMC Entertainment Holdings, Inc., the guarantors party thereto and GLAS Trust Company LLC, as trustee and collateral agent, dated as of July 31, 2020 (incorporated by reference from Exhibit 4.3 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

4.4

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

10.8

Amended and Restated Investment Agreement by and among AMC Entertainment Holdings, Inc., SLA CM Avatar Holdings, L.P., and Sargas Investment Pte. Ltd, dated as of July 31, 2020 (incorporated by reference from Exhibit 10.8 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on August 6, 2020).

*10.9	Employment Agreement between AMC Entertainment Holdings, Inc. and Sean D. Goodman executed on October 6, 2020.

*10.10	Third Amendment to the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan, approved as of October 30, 2020.

*10.11

Form of First Modification to the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan Special Performance Stock Unit Award Notice & Agreement Dated February 26, 2020, First Modification Effective October 30, 2020.

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

AMC ENTERTAINMENT HOLDINGS, INC.

Date: November 3, 2020	/s/ Adam M. Aron
Adam M. Aron
Chief Executive Officer, Director and President

Date: November 3, 2020	/s/ Sean D. Goodman
Sean D. Goodman
Executive Vice President and Chief Financial Officer