Form 10-K
period 2020-12-31
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2021-03-12
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2020, computed by reference to the price at which the registrant’s Class A common stock was last sold on the New York Stock Exchange on such date was $225,437,754 (52,549,593 shares at a closing price per share of $4.29).

Shares of Class A common stock outstanding—450,156,186 shares at March 11, 2021

Shares of Class B common stock outstanding— 0 shares at March 11, 2021

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2020 annual meeting of stockholders, to be filed within 120 days of December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMC ENTERTAINMENT HOLDINGS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “forecast,” “estimate,” “project,” “intend,” “plan,” “expect,” “should,” “believe” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions and speak only as of the date on which it is made. Examples of forward-looking statements include statements we make regarding the impact of COVID-19, future attendance levels and our liquidity. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	If attendance levels increase consistent with our assumptions described below, we currently estimate that our existing cash and cash equivalents, net proceeds from the completed issuances of debt and common stock in January 2021 and borrowings under the Odeon Term Loan Facility will be sufficient to comply with minimum liquidity requirements under our debt covenants, fund operations, and satisfy obligations including cash outflows for increased rent and planned capital expenditures currently and through at least March 31, 2022. This requires that we achieve significant increases in attendance levels beginning in the third quarter of 2021 and ultimately reaching approximately 90% of pre COVID-19 attendance levels by the fourth quarter of 2021 and through first quarter of 2022 as the vaccine rollout continues and more Hollywood product is released in our theatres. If we are unable to achieve more normalized levels of attendance and operating revenues as described above, we may be required to obtain additional liquidity. If such additional liquidity were not realized or insufficient we likely would seek an in-court or out-of-court restructuring of our liabilities, and in the event of such future liquidation or bankruptcy proceeding, holders of our common stock and other securities would likely suffer a total loss of their investment;

●	the impact of the COVID-19 virus on us, the motion picture exhibition industry, and the economy in general, including our response to the COVID-19 virus related to suspension of operations at our theatres, personnel reductions and other cost-cutting measures and measures to maintain necessary liquidity and increases in expenses relating to precautionary measures at our facilities to protect the health and well-being of our customers and employees;

●	risks and uncertainties relating to our significant indebtedness, including our borrowings and our ability to meet our financial maintenance and other covenants;

●	shrinking exclusive theatrical release windows;

●	certain covenants in the agreements that govern our indebtedness may limit our ability to take advantage of certain business opportunities and limit or restrict our ability to pay dividends;

●	risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges;

●	risks relating to motion picture production and performance;

●	our lack of control over distributors of films;

●	intense competition in the geographic areas in which we operate;

●	increased use of alternative film delivery methods including premium video on demand or other forms of entertainment, including the effects of the exit of the United Kingdom from the European Union;

●	general and international economic, political, regulatory, social and financial market conditions and other risks;

●	limitations on the availability of capital or poor financial results may prevent us from deploying strategic initiatives;

●	our ability to achieve expected synergies, benefits and performance from our strategic theatre acquisitions and strategic initiatives;

●	our ability to refinance our indebtedness on terms favorable to us or at all;

●	our ability to optimize our theatre circuit through new construction, the transformation of our existing theatres, and strategically closing underperforming theatres may be subject to delay and unanticipated costs;

●	AMC Stubs® A-List may not meet anticipated revenue projections which could result in a negative impact upon operating results;

●	failures, unavailability or security breaches of our information systems;

●	our ability to utilize interest expense deductions may be limited annually due to Section 163(j) of the Tax Cuts and Jobs Act of 2017;

●	our ability to recognize interest deduction carryforwards, net operating loss carryforwards, cancellation of debt income and other tax attributes to reduce our future tax liability;

●	our ability to recognize certain international deferred tax assets which currently do not have a valuation allowance recorded;

●	impact of the elimination of the calculation of USD LIBOR rates on our contracts indexed to USD LIBOR;

●	review by antitrust authorities in connection with acquisition opportunities;

●	risks relating to the incurrence of legal liability, including costs associated with the ongoing securities class action lawsuits;

●	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;

●	increased costs in order to comply or resulting from a failure to comply with governmental regulation, including the General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”) and pending future domestic privacy laws and regulations;

●	the dilution caused by recent and future sales of our Class A common stock could adversely affect the market price of the Class A common stock;

●	the market price and trading volume of our shares of Class A common stock has been and may continue to be volatile, and purchasers of our securities could incur substantial losses;

●	future offerings of debt, which would be senior to our Class A common stock for purposes of distributions or upon liquidation, could adversely affect the market price of our Class A common stock;

●	geopolitical events, including the threat of terrorism or cyber-attacks, or widespread health emergencies, such as the novel coronavirus or other pandemics or epidemics, causing people to avoid our theatres or other public places where large crowds are in attendance;

●	anti-takeover protections in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage or prevent a takeover of our Company, even if an acquisition would be beneficial to our stockholders;

●	an issuance of preferred stock could dilute the voting power of the common stockholders and adversely affect the market value of our Class A common stock; and

●	other risks referenced from time to time in filings with the SEC.

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

As of December 31, 2020, Dalian Wanda Group Co., Ltd. (“Wanda”), a Chinese private conglomerate, owned approximately 23.08% of Holdings’ outstanding common stock and 47.37% of the combined voting power of Holdings’ outstanding common stock and had significant influence over Holdings’ affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), entering into of mergers, sales of substantially all of our assets and other extraordinary transactions. On February 1, 2021, Wanda exercised their right to convert all outstanding Class B common stock to Class A common stock resulting in ownership in Holdings’ outstanding common stock and voting power of Holdings’ outstanding common stock of approximately 9.8% as of March 3, 2021.

Our business was founded in Kansas City, Missouri in 1920. Holdings was incorporated under the laws of the state of Delaware on June 6, 2007. We maintain our principal executive offices at One AMC Way, 11500 Ash Street, Leawood, Kansas 66211.

COVID-19 Impact, Company Response and Change in Business Strategy

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) to be a pandemic. The COVID-19 pandemic has disrupted and is expected to continue to disrupt our business, which has and could continue to materially affect our operating results, cash flows and/or financial condition for an extended period of time.

On March 17, 2020, we temporarily suspended all theatre operations in our U.S. markets and International markets in compliance with local, state, and federal governmental restrictions and recommendations on social gatherings to prevent the spread of COVID-19 and as a precaution to help ensure the health and safety of our guests and theatre staff. We resumed limited operations in the International markets in early June 2020 and limited operations in the U.S. markets in late August 2020. A COVID-19 resurgence during the fourth quarter of 2020 resulted in additional local, state, and federal governmental restrictions and many previously reopened theatres in International markets temporarily suspended operations again.

The North American and International industry box offices have also been significantly impacted by the COVID-19 pandemic, and in response to the suspension of theatre operations by AMC and other theatre exhibitors and the COVID-19 related suspension of new movie production, studios have postponed new film releases beyond 2020 or moved them to the home video market, streaming, or premium video on demand (“PVOD”) platforms.

As a result of the suspended operations and limited new film content, our revenues and expenses for the year ended December 31, 2020 were significantly lower than the revenues and expenses for the year ended December 31, 2019.

Effective vaccines against COVID-19, which are expected to become widely available during 2021, together with the currently scheduled release later this year of major movie titles that have so far been delayed, are expected to have a material positive impact on our industry and have generated optimism that movie theatre attendance levels ultimately will rebound from current levels. In the meantime, however, a continued high level of COVID-19 cases, together with continuing delays of major movie releases and the direct or simultaneous release of movie titles to the home video or streaming markets in lieu of theatre exhibition, have led to theatre closures, prevented the opening of theatres in major markets and have had, and are expected to continue to have in the future, a material adverse impact on theatre attendance levels and our business.

●	As of March 5, 2021, we were operating at 527 of our 589 U.S. theatres, with limited seating capacities and during limited opening hours. Some of our major markets in the U.S., such as New York City and California, remain partially closed for theatrical exhibition. During the fourth quarter of 2020, we experienced an overall attendance decline in the U.S. of approximately 92.3% compared to the same period a year ago.
●	As of March 5, 2021, we were operating at 78 of our 356 leased and partnership International theatres, with limited seating capacities and during limited opening hours. During the fourth quarter of 2020, we experienced an overall attendance decline in our International theatres of approximately 89.2% compared to the same period a year ago.

In response to the COVID-19 pandemic, we have adjusted certain elements of our business strategy and have taken and continue to take significant steps to preserve cash by eliminating non-essential costs, including reductions to our variable costs and elements of our fixed cost structure, including, but not limited to:

●	Suspended non-essential operating expenditures, including marketing & promotional and travel and entertainment expenses; and where possible, utilities and reduced essential operating expenditures to minimum levels necessary while theatres are operating for limited hours or are closed;
●	Terminated or deferred all non-essential capital expenditures to minimum levels necessary while theatres are operating for limited hours or closed;
●	Implemented measures to reduce corporate-level employment costs while closed, including full or partial furloughs of all corporate-level Company employees for a period of time, including senior executives, with individual work load and salary reductions ranging from 20% to 100%; cancellation of pending annual merit pay increases; and elimination or reduction of non-healthcare benefits. With the resumption of operations, we eliminated the full and partial furloughs;
●	All domestic theatre-level crew members were fully furloughed and theatre-level managements’ hours were reduced to the minimum levels necessary to begin resumption of operations when permitted. Similar efforts to reduce theatre-level and corporate employment costs were undertaken internationally consistent with applicable laws across the jurisdictions in which we operate. As we resumed limited operations, employment costs increased;
●	Working with our landlords, vendors, and other business partners to manage, defer, and/or abate the related rent expenses and operating expenses;
●	Introduced an active cash management process, which, among other things, requires senior management approval of all outgoing payments;
●	Since April 24, 2020, we have been prohibited from making dividend payments in accordance with the covenant suspension conditions in our Senior Secured Credit Facility Agreement. We had also previously elected to decrease the dividend paid in the first quarter of 2020 by $0.17 per share when compared to the first quarter of 2019. The cash savings as a result of the prior decrease and current prohibition on making dividend payments was $77.6 million during the year ended December 31, 2020 in comparison to the year ended December 31, 2019; and
●	We are prohibited from making purchases under our stock repurchase program in accordance with the covenant suspension conditions in our Senior Secured Credit Facility agreement.

We intend to seek any available potential benefits, including loans, investments or guarantees, under future government programs for which we qualify domestically and internationally. We have taken advantage of many forms of governmental assistance in the U.S. and internationally including but not limited to revenue and fixed cost reimbursements, payroll subsidies, rent support programs, direct grants, and property tax holidays. We cannot predict the manner in which such benefits will be allocated or administered, and we cannot assure that we will be able to access such benefits in a timely manner or at all.

In addition to preserving cash, we enhanced liquidity through debt issuances, debt exchanges and equity sales as follows. See Note 8—Corporate Borrowings and Finance Lease Obligations, Note 9—Stockholders’ Equity, and Note 17—Subsequent Events in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for further information.

●	The April 2020 issuance of $500 million of 10.5% first lien notes due 2025 (the “First Lien Notes due 2025”).
●	The July 2020 completion of a debt exchange offer in which we issued approximately $1.46 billion aggregate principal amount of 10%/12% Cash/PIK Toggle Second Lien Subordinated Secured Notes due 2026 (the

“Second Lien Notes due 2026”) in exchange for approximately $2.02 billion principal amount of our senior subordinated notes, reducing the principal amounts of our debt by approximately $555 million and extending maturities on approximately $1.7 billion of debt to 2026, most of which was maturing in 2024 and 2025 previously. Interest on the Second Lien Notes due 2026 for the first three six-month interest periods after the issue date is expected to be paid all or in part on an in-kind basis pursuant to the terms of the Second Lien Notes due 2026.
●	The July 2020 issuance of the 10.5% first lien secured notes due 2026 (the “First Lien Notes due 2026”) in which we received proceeds of $270.0 million, net of discounts and deferred charges.
●	The launch of several “at-the-market” equity offerings to raise capital through the sale of AMC Class A common stock. During the year ended December 31, 2020, we sold 91.0 million shares, generating $272.8 million in gross proceeds and paid fees to sales agents of $6.8 million. In January 2021, we sold approximately 187.0 million shares, generating $596.9 million in gross proceeds and paid fees to sales agents of $14.9 million.
●	The December 2020 issuance of 21,978,022 shares of Class A common stock to Mudrick Capital Management, LP (“Mudrick”) in exchange for $104.5 million aggregate principal amount of the Second Lien Notes due 2026 and a commitment from Mudrick to purchase $100 million aggregate principal amount of 15%/17%/Cash/PIK Toggle First Lien Secured Notes due 2026 (“First Lien Toggle Notes due 2026”) which we issued to Mudrick in January 2021 for cash.
●	The January 2021 conversion by holders of all $600 million of our 2.95% Convertible Senior Secured Notes due 2026 into shares of our Class A common stock at a conversion price of $13.51, which resulted in the issuance of 44,422,860 shares of our Class A common stock and reduced annual cash interest expense by $17.7 million.
●	The February 2021 entry into a new £140.0 million and €296.0 million term loan facility agreement (the “Odeon Term Loan Facility”) by Odeon Cinemas Group Limited (“Odeon”). Approximately £89.7 million and €12.8 million of the net proceeds from the Odeon Term Loan Facility were used to repay in full Odeon’s obligations (including principal, interest, fees and cash collateralized letters of credit) under its existing revolving credit facility and the remaining net proceeds will be used for general corporate purposes.

The temporary theatre closures and the reduced operating hours and reduced attendance at the reopened theatres have caused a substantial decline in our sales in the most recently completed fiscal year. In light of the challenges posed by the COVID-19 pandemic, we are focused on maximizing our attendance capacity as permitted by the jurisdictions where we operate, continuing to provide a safe environment for our guests and employees, maintaining our operational efficiencies as much as possible and preserving our liquidity. As a result of the COVID-19 pandemic, we have reduced capital expenditures significantly to maintenance levels and with the exception of prior commitments, have eliminated growth capital expenditures at this time. The future attendance and sales levels of our theatres and our ability to implement our growth strategy remain highly uncertain, as the full impact and duration of the COVID-19 pandemic continues to evolve as of the date of this Annual Report on Form 10-K. The ongoing impact of the COVID-19 pandemic on our long-term operational and financial performance will depend on future developments, many of which are outside of our control, and all of which are highly uncertain and cannot be predicted. Please see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II thereof for additional information.

If attendance levels increase consistent with our assumptions described below, we currently estimate that our existing cash and cash equivalents, net proceeds from the completed issuances of debt and common stock in January 2021 and borrowings under the Odeon Term Loan Facility in February 2021 will be sufficient to comply with minimum liquidity requirements under our debt covenants to fund operations, and satisfy obligations including cash outflows for increased rent and planned capital expenditures currently and through at least March 31, 2022. This requires that we achieve significant increases in attendance levels beginning in the third quarter of 2021 and ultimately reaching 90% of pre COVID-19 attendance levels by the fourth quarter of 2021 and through the first quarter of 2022 as the vaccine rollout continues and more Hollywood product is released in our theatres. We entered into the Ninth Amendment (as defined below) to the Credit Agreement (as defined below), pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant applicable to the Revolving Credit Facility (as defined below) from March 31, 2021 to March 31, 2022, as described, and on the terms and conditions specified, therein. As a result, we will be subject to the financial covenant beginning with the quarter ending June 30, 2022. We are subject to minimum liquidity requirements of approximately $145 million, of which $100 million is required under the conditions for the Extended Covenant Suspension Period under the Senior Secured Revolving Credit Facility during the Extended Covenant Suspension Period, as amended, and £32.5 million (approximately $45 million) required under the

Odeon Term Loan Facility. Our liquidity needs thereafter will depend, among other things, on the timing of a full resumption of operations, the timing of movie releases and our ability to generate cash from operations.

We continue to explore potential sources of additional liquidity, which is essential to our long-term viability, including:

●	Additional equity financing. We may continue to pursue equity issuances that include our remaining authorized shares. The amount of liquidity we might generate will primarily depend on the market price of our Class A common stock, trading volumes, which impact the number of shares we are able to sell, and the available periods during which sales may be made. Because our market price and trading volumes are volatile, there is no guarantee as to the amounts of liquidity we might generate or that our prior experience accurately predicts the results we will achieve.
●	Landlord Negotiations. Commencing in 2021, our cash expenditures for rent are scheduled to increase significantly as a result of rent obligations that had been deferred to 2021 and future years that total approximately $450.0 million as of December 31, 2020. In light of our liquidity challenges, and in order to establish our long-term viability, we believe we must continue to reach accommodations with our landlords to abate or defer a substantial portion of our rent obligations, in addition to generating sufficient amounts of liquidity through equity issuances and the other potential financing arrangements discussed below. Accordingly, we have entered into additional landlord negotiations to seek material reductions, abatements and deferrals in our rent obligations. In connection with these negotiations, we have ceased to make rent payments under a portion of our leases and have received notices of default, the result of which may permit landlords to threaten or seek a variety of remedies. We continue to renegotiate leases with landlords to attain additional concessions and address any instances of default. To the extent we achieve substantial deferrals but not abatements, our cash requirements will increase substantially in the future.
●	Other Creditor Discussions. While the liquidity we have raised has substantially extended our liquidity runway, the new debt we have issued, together with the higher interest rate payments that will be required in the future but have largely been deferred, will substantially increase our leverage and future cash requirements. These future cash requirements, like our deferred rent obligations, will present a challenge to our long-term viability if our operating income does not return to pre-COVID-19 pandemic levels. Even then, we believe we will need to engage in discussions with our creditors to substantially reduce our leverage. We expect to continue to explore alternatives that include new-money financing, potentially in connection with converting debt to equity, which would help manage our leverage but would be dilutive to holders of our common stock. We expect we will continue to receive from and discuss proposals with all classes of creditors. These discussions may not result in any agreement on commercially acceptable terms.
●	Covenant Suspension. We entered into the Ninth Amendment to the Credit Agreement, pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant applicable to the Revolving Credit Facility from March 31, 2021 to March 31, 2022, as described, and on the terms and conditions specified, therein. See Note 17—Subsequent Events of the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof for further information.
●	Joint-venture or other arrangements with existing business partners and minority investments in our capital stock. We continue to explore other potential arrangements, including equity investments, to generate additional liquidity.

It is very difficult to estimate our liquidity requirements, future cash burn rates and future attendance levels. Depending on the Company’s assumptions regarding the timing and ability to achieve more normalized levels of operating revenue, the estimates of amounts of required liquidity vary significantly. Similarly, it is very difficult to predict when theatre attendance levels will normalize, which we expect will depend on the widespread availability and use of effective vaccines for the coronavirus. However, our current cash burn rates are not sustainable. Further, we cannot predict what future changes may occur to the supply or release date of movie titles available for theatrical exhibition once moviegoers are prepared to return in large numbers. Nor can we know with certainty the impact of Warner Bros.’s announcement that it is releasing its entire 2021 slate of movies on HBO Max at the same time as the movies debut in theatres or any similar announcements regarding the release of movie titles concurrently to the home video or streaming markets, as those arrangements will be subject to negotiations that have not yet taken place. We estimate future attendance levels and other assumptions to predict our liquidity requirements and future cash burn but our ability to accurately predict our liquidity and cash burn is uncertain due to the unknown magnitude and duration of the COVID-19 pandemic. Further, there can be no assurances that the Company will be successful in generating the additional liquidity necessary to meet its obligations beyond twelve months from the issuance of these financial statements on terms acceptable to the Company or at all. If the Company is unable to maintain or renegotiate its minimum liquidity covenant requirements, it could have a significant adverse effect on the Company’s business, financial condition and operating results.

We also realized significant cancellation of debt income (“CODI”) in connection with our debt restructuring. As a result of such CODI, we estimate a significant portion of our net operating losses will be eliminated as a result of tax attribute reductions. Any loss of tax attributes as a result of such CODI may adversely affect our cash flows and therefore our ability to service our indebtedness.

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

Today, AMC is the largest theatre operator in the world. As of December 31, 2020, we owned, leased or operated 950 theatres and 10,543 screens in 14 countries, including 590 theatres with a total of 7,668 screens in the United States and 360 theatres and 2,875 screens in European markets and Saudi Arabia. During the year ended December 31, 2020, we sold our theatre operations in Latvia and divested of 49% of our interest in Lithuania operations. As of December 31, 2019, prior to the effects of the COVID-19 pandemic on our business, we were the market leader in the United States and Europe including in Italy, Spain, Sweden, Norway, Finland, Latvia and Lithuania; and a leading theatre operator in the United Kingdom, Ireland, Portugal and Germany. We have operations in four of the world’s ten largest economies, including four of the five largest European economies (the United Kingdom, Spain, Italy and Germany) as of December 31, 2019. Analysis of market share data in 2020 is not meaningful given the effects of the COVID-19 pandemic on the theatrical exhibition industry.

As of December 31, 2020, in the U.S. markets, we owned, leased or operated theatres in 44 states and the District of Columbia, with approximately 49% of the U.S. population living within 10 miles of one of our theatres. We have a diversified footprint with complementary global geographic and guest demographic profiles, which we believe gives our circuit a unique profile and offers us strategic and operational advantages while providing our studio partners with a large and diverse distribution channel. As of December 31, 2019, prior to the COVID-19 pandemic, we operated some of the most productive theaters in the top markets in the United States and were the market leader in the top two markets: New York and Los Angeles. As of December 31, 2019, our top five markets, in each of which we held the #1 share position, are New York, Los Angeles, Chicago, Atlanta and Washington, D.C., according to data provided by Comscore. Analysis of market share data in 2020 is not meaningful given the effects of the COVID-19 pandemic on the theatrical exhibition industry.

As of December 31, 2020, in the International markets, we owned, leased or operated theatres in 12 European countries and in Saudi Arabia through our Kingdom of Saudi Arabia partnership. In all of these 13 countries, we operate productive assets in each of the country’s capitals. As of December 31, 2019, prior to the effects of the COVID-19 pandemic, about a third of our international recliner renovations occurred in London, Berlin and Madrid; three of the largest Western European Capitals. Due to the population density in Europe as of December 31, 2019, prior to the effects of COVID-19 pandemic, each screen served on average twice the population of a U.S. screen in a less populated market. With the exception of the Baltics and Portugal, as of December 31, 2019, we had a combined 15 IMAX® screens in all of our territories’ capitals.

The following table provides detail with respect to the geographic location of our theatrical exhibition circuit as of December 31, 2020:

U.S. Markets	Theatres(1)	Screens(1)
Alabama	16	212
Arizona	12	197
Arkansas	4	45
California	54	726
Colorado	13	183
Connecticut	5	68
Delaware	1	14
Florida	38	600
Georgia	32	400
Idaho	1	11
Illinois	47	551
Indiana	24	321
Iowa	7	92
Kansas	9	132
Kentucky	3	48
Louisiana	7	99
Maryland	13	144
Massachusetts	10	142
Michigan	12	193
Minnesota	8	117
Missouri	11	132
Montana	5	55
Nebraska	2	21
Nevada	2	28
New Hampshire	1	10
New Jersey	26	329
New Mexico	1	12
New York	29	306
North Carolina	23	300
North Dakota	2	19
Ohio	14	176
Oklahoma	14	161
Oregon	2	25
Pennsylvania	28	314
South Carolina	5	52
South Dakota	1	10
Tennessee	21	253
Texas	45	664
Utah	3	29
Virginia	13	173
Washington	15	181
West Virginia	2	20
Wisconsin	6	73
Wyoming	1	9
District of Columbia	2	21
Total U.S. Markets	590	7,668

International Markets
Denmark	2	10
Estonia	3	15
Finland	26	150
Germany	22	197
Ireland	11	77
Italy	42	432
Lithuania	5	35
Norway	13	94
Portugal	3	45
Saudi Arabia	7	44
Spain	41	481
Sweden	73	401
United Kingdom	112	894
Total International Markets	360	2,875
Total	950	10,543
(1)	Included in the above table are 70 theatres and 361 screens that we manage or in which we have a partial ownership interest. In the U.S. markets segment, we manage or have a partial interest in seven theatres and

85 screens. In the International markets segment, we manage or have a partial interest in 63 theatres and 276 screens.

Our theatrical exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. We offer consumers a broad range of entertainment alternatives including traditional film programming, private theatre rentals, independent and foreign films, performing arts, music and sports. We also offer food and beverage alternatives beyond traditional concession items, including made-to-order meals, customized coffee, healthy snacks, beer, wine, premium cocktails, and dine-in theatre options. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our customer loyalty program, rental of theatre auditoriums, income from gift card and exchange ticket sales, and online ticketing fees.

Our Strategy

We are committed to maintaining a leadership position in the exhibition industry by focusing on forward-thinking initiatives for the benefit of our guests. We do this through a combination of unique marketing outreach, seamless digital technology and innovative theatre amenities designed to 1) transform AMC into a world class leader in customer engagement, 2) deliver the best in-person experience while at AMC theatres and 3) selectively adjust our footprint through expansion in certain markets and strategic closure of underperforming theatres. Consistent with our history and culture of innovation, we believe our vision and relentless focus on these key elements, which apply strategic and marketing components to traditional theatrical exhibition, will drive our future success.

As discussed above, the COVID-19 pandemic has had a significant impact on our business. We have taken and continue to take steps to adapt our business strategy in the short-term in response to the COVID-19 pandemic, including adjusting our theatre operating hours in those markets where we are open to align screen availability and associated theatre operating costs with attendance levels for each theatre and implementing a comprehensive set of cleaning and operational protocols across our theatres, which are further discussed below. We have also taken and continue to take significant steps to preserve cash by eliminating non-essential costs. As a result of these steps, and as further discussed below, certain aspects of our longer-term strategy, such as growth capital expenditures with the exception of prior commitments have been suspended at this time. Going forward our capital allocation strategy will be driven by the cash generation of our business and will be contingent on a continued required return threshold. We cannot currently determine when we will be able to resume these aspects of our longer-term strategy.

In the U.S. markets in response to the COVID-19 pandemic and under advisement of current & former faculty of Harvard University’s School of Public Health as well as the Clorox Company, we developed a comprehensive set of cleaning and operational protocols branded “AMC Safe and Clean” which have been implemented at every one of our U.S. theatres. AMC Safe & Clean protocols include significant reductions in the maximum tickets available for each showtime and seat blocking in reserved seating auditoriums to allow for appropriate social distancing between parties, enhanced cleaning procedures that include extra time between showtimes to allow for a full, thorough cleaning and nightly disinfecting, use of high-tech high-efficiency particulate air vacuums, upgraded air filtration efforts including the use of minimum efficiency reporting value-13 filters wherever possible, new guest and employee safety protocols that include mandatory mask wearing by all guests and employees, employee health checks, hand sanitizing stations throughout the theatre and the availability to guests of disinfectant wipes. The Company has also introduced AMC Private Screening, which allows movie goers to reserve a separate AMC Safe & CleanTM auditorium for a private screening for up to 20 people, starting at $99 plus tax.

In the International markets in response to the COVID-19 pandemic, we developed a comprehensive set of cleaning and operational protocols branded “We Are Safer Cinema” which have been implemented across our European theatres. Protocols include significant reductions in the maximum tickets available for each showtime and seat blocking in reserved seating auditoriums to allow for appropriate social distancing between parties and enhanced cleaning procedures that include extra time between showtimes to allow for thorough cleaning. New guest and employee safety protocols include mandatory mask wearing by all guests and employees where directed by government guidelines, one-way guest flow systems in theatres where practical and hand sanitizing stations throughout the theatre.

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

AMC Stubs® A-List is our monthly subscription-based tier of our AMC Stubs® loyalty program. This program offers guests admission to movies at AMC up to three times per week including multiple movies per day and repeat visits to already seen movies for $19.95 and $23.95 per month depending upon geographic market. AMC Stubs® A-List also includes premium offerings including IMAX®, Dolby Cinema™ at AMC, RealD, Prime and other proprietary PLF brands. AMC Stubs® A-List members can book tickets online in advance and select specific seats at AMC Theatres with reserved seating. Upon the temporary suspension of theatre operations due to the COVID-19 pandemic, all monthly A-List subscription charges were put on hold. As we reopened theatres, A-List members had the option to reactivate their subscription, which restarted the monthly charge for the program.

As of December 31, 2020, we had more than 23,300,000 member households enrolled in AMC Stubs® A-List, AMC Stubs Premiere™ and AMC Stubs Insider™ programs on a combined basis. Our AMC Stubs® members represented approximately 45% of AMC U.S. markets attendance during the year ended December 31, 2020. Our large database of identified movie-goers also provides us with additional insight into our customers’ movie preferences. This enables us to have a larger, more personalized and targeted marketing effort.

In our International markets, we currently have loyalty programs in the major territories in which we operate. The movie-goers can earn points for spending money at the theatre, and those points can be redeemed for tickets and concession items at a later date. We currently have more than 11,400,000 members in our various International loyalty programs. We continue to evaluate the Odeon loyalty programs to determine how best to reward our European movie-goers and heighten guest loyalty to drive additional attendance to Odeon theatres.

Our marketing efforts are not limited to our loyalty program as we continue to improve our customer connections through our website and mobile apps and expand our online and movie offerings. We continued to roll out our upgraded mobile applications across the U.S. circuit with the ability to order food and beverage offerings via our mobile applications while ordering tickets ahead of scheduled showtimes. Our mobile applications also include AMC Theatres On Demand, a service for members of the AMC Stubs® loyalty program that allows them to rent or buy movies.

In response to the COVID-19 pandemic, AMC’s robust online and mobile platforms in our U.S. markets offer customers the safety and convenience of enhanced social distancing by allowing them to purchase tickets and concession items online, avoid the ticket line, and limit other high-touch interactions with AMC employees and other guests. Online and mobile platforms are also available in our International markets.

2)	Deliver the best in-person experience while at AMC theatres

In conjunction with our advances in technology and marketing initiatives, and consistent with our long-term growth strategy, we plan to continue investing in our theatres and enhancing the consumer experience to deliver the best in-person experience and take greater advantage of incremental revenue-generating opportunities, primarily through comfort and convenience innovations, imaginative food and beverage initiatives, and exciting premium large format (“PLF”) offerings. Our ability to implement our growth strategy, however, remains highly uncertain, as the full impact and duration of the COVID-19 pandemic continues to evolve as of the date of this Annual Report on Form 10-K.

Comfort and Convenience Innovations. Recliner seating is the key feature of our theatre renovations. We believe that maximizing comfort and convenience for our customers will be increasingly necessary to maintain and improve our relevance. These renovations, in conjunction with capital contributions from our landlords, involve stripping theatres to their basic structure in order to replace finishes throughout, upgrading the sight and sound experience, installing modernized points of sale and, most importantly, replacing traditional theatre seats with plush, electric recliners that allow customers to deploy a leg rest and fully recline at the push of a button. As of December 31, 2019, prior to the COVID-19 pandemic, the quality improvement in the customer experience could drive a 33% increase in attendance, on average, at these locations in their first year post renovation. These increases will only continue post-

COVID-19 pandemic if attendance returns to normalized pre-COVID-19 levels. Upon reopening a remodeled theatre, we typically increase the ticket price to reflect the enhanced consumer experience.

As of December 31, 2020, in our U.S. markets we featured recliner seating in approximately 339 U.S. theatres, including Dine-in-Theatres, totaling approximately 3,342 screens and representing 43.6% of total U.S. screens. In our International markets, as of December 31, 2020, we had recliner seating in approximately 77 International theatres, totaling approximately 533 screens and representing 18.5% of total International screens.

Open-source internet ticketing makes AMC’s entire universe of seats in the U.S. (approximately 1.1 million as of December 31, 2020), for all our show times, as available as possible, on as many websites and mobile applications as possible. Our tickets are currently on sale either directly or through mobile apps, at our own website and our mobile apps and other third-party ticketing vendors. For the year ended December 31, 2020, approximately 53.0% of our tickets were purchased online in the U.S., with approximately 76.0% of total online tickets being purchased through AMC.

Imaginative Food and Beverage Initiatives. Our deployment initiatives also apply to food and beverage enhancements. We have expanded our menu of enhanced food and beverage products to include meals, healthy snacks, premium beers, wine and mixed drinks, and other gourmet products. Our long-term growth strategy calls for investment across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage design improvements to the development of new dine-in theatre options. As a result of the COVID-19 pandemic, we have temporarily modified our food and beverage operations to include more simplified concession menus, cashless transactions technology, hand sanitizer and disinfecting wipes, and condiment and drink refills available by request, all in an effort to reduce the number of touch-points between guests and employees. We have also upgraded our Coca-Cola Freestyle beverage machines to include a mobile app allowing guests to dispense drinks without the need to utilize the machine’s touch screen.

Our MacGuffins Bar and Lounges (“MacGuffins”) give us an opportunity to engage our legal age customers. As of December 31, 2020, we offer alcohol in approximately 340 AMC theatres in the U.S. markets and 251 theatres in our International markets and continue to explore expansion globally.

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

As of December 31, 2019, AMC was the largest IMAX® exhibitor in the U.S., with 188 (3D enabled) IMAX® screens and a 56% market share. Each one of our IMAX® local installations is protected by geographic exclusivity, and as of December 31, 2019, our IMAX® screen count was 98% greater than our closest competitor. We also operate 36 IMAX® screens in Europe. As part of our long-term growth strategy, we expect to continue to expand our IMAX® relationship across the U.S. and Europe, further strengthening our position as the largest IMAX® exhibitor in the U.S. and a leading IMAX® exhibitor in the United Kingdom and Europe. During the year ended December 31, 2020, we closed four IMAX screens related to U.S. theatres that were permanently closed and opened one new IMAX screen.

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

As of December 31, 2020, we operated 149 Dolby Cinema™ at AMC auditoriums in the U.S. In December 2018, we introduced the first United Kingdom Dolby Cinema Auditorium in our iconic Leicester Square theatre in the heart of London, ending 2020 with six Dolby Cinema™ Auditoriums in Europe. We expect to expand the deployment of our innovative Dolby Cinema™ auditoriums in both our U.S. and International markets as part of our long-term growth strategy.

●	In-house PLF Brands. We also offer our private label PLF experience at many of our locations, with superior sight and sound technology and enhanced seating as contrasted with our traditional auditoriums. These proprietary PLF auditoriums offers an enhanced theatrical experience for movie-goers beyond our current core theatres, at a lower price premium than IMAX® or Dolby Cinema™. Therefore, it may be especially relevant in smaller or more price-sensitive markets. As of December 31, 2020, we operated 54 screens under proprietary PLF brand names in the U.S. markets and 75 screens in the International markets.

The following table provides detail with respect to digital delivery, 3D enabled projection, large screen formats, such as IMAX® and our proprietary Dolby Cinema™, other PLF screens, enhanced food and beverage offerings and our premium seating as deployed throughout our circuit on December 31, 2020. This data represents available services in a pre-COVID-19 environment. Due to mandated government attendance restrictions, the ability for guests to utilize all these amenities has been significantly curtailed:

	U.S. Markets		International Markets
Format	Theatres	Screens	Theatres	Screens
IMAX®	184	185	36	36
Dolby Cinema™	149	149	6	6
Other PLF	54	54	74	75
Dine-in theatres	51	723	2	8
Premium seating	339	3,342	77	533

3)	Expand and Strategically Close Underperforming Theatres

Our long-term growth strategy includes the deployment of our strategic growth initiatives, opening new-build theatres and continued exploration of small acquisitions. By expanding our platform through disciplined new-build theatres and acquisitions, we are able to further deploy our proven strategic initiatives while further diversifying our consumer base, leading to greater appeal for more films. The additional scale achieved through new-build theatres and acquisitions also serves to benefit AMC through global procurement savings and increased overhead efficiencies. We believe that expansion offers us additional opportunities to introduce our proven guest-focused strategies to new movie-goers and will generate meaningful benefits to guests, employees, studio partners and our shareholders. During the year ended December 31, 2020, we reopened 18 screens to implement our strategy to install consumer experience upgrades. As a result of the COVID-19 pandemic, we have reduced capital expenditures significantly to maintenance levels and with the exception of prior commitments (which included the 18 screens noted above), have eliminated growth capital expenditures at this time. We cannot currently determine when we will be able to resume our growth strategy.

Our long-term strategy also includes strategically closing underperforming theatres. During the year ended December 31, 2020, we permanently closed 63 theatres with 593 screens for leased locations where we could not renegotiate an acceptable future rent term and also owned properties, where we are seeking to sell the real estate to monetize its value.

The following table sets forth our historical information concerning new builds (including expansions), acquisitions and dispositions (including net construction closures) and end-of-period operated theatres and screens through December 31, 2020:

					Permanent/Temporary
					Closures/(Openings),
	New Builds		Acquisitions		net		Total Theatres
	Number of	Number of	Number of	Number of	Number of	Number of	Number of	Number of
Fiscal Year	Theatres	Screens	Theatres	Screens	Theatres	Screens	Theatres	Screens
Beginning balance							387	5,426
Calendar 2016	2	17	520	5,201	3	86	906	10,558
Calendar 2017	12	96	128	736	32	221	1,014	11,169
Calendar 2018	11	89	4	39	23	206	1,006	11,091
Calendar 2019	10	85	7	70	19	205	1,004	11,041
Calendar 2020	8	63	1	14	63	575	950	10,543
	43	350	660	6,060	140	1,293

Our Competitive Strengths

We believe we have the following competitive strengths:

Leading guest engagement through digital marketing and technology platforms. Through our AMC Stubs® loyalty program, we have developed a consumer database of some 23.3 million households, representing approximately 50 million individuals. Our digital marketing and technology platforms allow us to engage with these customers frequently, efficiently and on a very personalized level. We believe personalized data drives increased engagement, resulting in higher attendance.

Leading Market Share in Important, Affluent and Diverse Markets. As of December 31, 2019, prior to the COVID-19 pandemic, across our three biggest metropolitan markets in the United States—New York, Los Angeles and Chicago, representing 17% of the country’s total box office—we held a 39% combined market share. We had theatres located in the top 25 U.S. markets, holding the #1 or #2 position in 21 of those 25 markets based on box office revenue. During the year ended December 31, 2020, we sold our theatre operations in Latvia and divested of 49% of our interest in Lithuania operations. We are also the #1 theatre operator in Italy, Sweden, Norway, Finland, and Spain; the #2 operator in the United Kingdom, Ireland, and Portugal; and the #4 operator in Germany as of December 31, 2019, prior to the COVID-19 pandemic. Analysis of market share data in 2020 is not meaningful given the effects of the COVID-19 pandemic on the theatrical exhibition industry. We believe our strong presence in these top markets makes our theatres highly visible and therefore strategically more important to content providers, who rely on the large audiences and marketing momentum provided by major markets to drive opinion-making and deliver a movie’s overall box office results.

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

Well Located, Highly Productive Theatres. Our theatres are generally located in the top retail centers across the United States. We believe this provides for long-term visibility and higher productivity and is a key element in the success of our enhanced food and beverage and more comfort and convenience initiatives. Our location strategy, combined with our strong major market presence, enable us to deliver industry-leading theatre-level productivity. During the year ended December 31, 2019, prior to the COVID-19 pandemic, nine of the ten highest grossing theatres in the U.S. were AMC theatres, according to data provided by Comscore. Analysis of market share data in 2020 is not meaningful given the effects of the COVID-19 pandemic on the theatrical exhibition industry. During the same period, AMC’s U.S. markets average total revenues per theatre was approximately $6.3 million. This per unit productivity is important not only to content providers, but also to developers and landlords, for whom per location and per square foot sales numbers are critical measures.

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

In June 2018, we launched AMC Stubs® A-list, a subscription pricing structure that offers members three movies a week, including premium formats, for a monthly fee ranging from $19.95 to $23.95 depending on geographical location. Around the same time, we launched “Discount Tuesday” which offers AMC Stubs® members a reduced price for movie attendance on Tuesdays. Prior to the COVID-19 pandemic, the results showed an incremental increase in attendance and corresponding increase in admissions and food and beverage revenue.

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

The North American industry box office has been significantly impacted by the COVID-19 pandemic during the year ended December 31, 2020. Although certain states authorized the reopening of theatres as early as June 2020, with limited seating capacities and social distancing guidelines, some states, including California and New York, remain partially or entirely closed for theatrical exhibition as of December 31, 2020. As a result, studios have postponed new film releases or moved them to the home video market, and movie release dates may continue to move in the future. Major movie releases that were previously scheduled to be released in 2020 have either been rescheduled for 2021 or slated for direct to streaming or PVOD platforms in lieu of a theatrical release, which left a reduced slate of movie releases for 2020, and release dates may continue to move. Certain competitors have decided to temporarily reclose their theatres in light of the ongoing pandemic and the reduced slate of movie releases, which may further exacerbate the trend described above. As a result of the reduced slate of first-run movie releases, we have licensed and exhibited a larger number of films that were released in prior years or decades and where the film rental terms are much lower than for first-run movie releases. The combination of theatre closures, reopening restrictions and limited new film distribution has resulted in a significantly lower industry box office for the year ended December 31, 2020 compared to the year ended December 31, 2019. In response to the current low attendance levels, (in addition to any local capacity restrictions) we have made adjustments to theatre operating hours in those markets where we are open to align screen availability and associated theatre operating costs with attendance levels for each theatre. We also introduced AMC Private Screening, which allows moviegoers to reserve a separate AMC Safe & Clean auditorium for a private screening for up to 20 people, starting at $99 plus tax.

During 2020, we entered into an agreement with Universal, a division of Comcast Corporation (NASDAQ:CMCSA), to distribute films utilizing a minimum 17-day theatrical exhibition window, after which time Universal will have the option to make its titles available across PVOD platforms. Subsequently, Universal revised their plans to extend the theatrical exhibition window to 31 days for films that generate opening weekend box office in the U.S. and Canada of greater than $50 million. This multi-year agreement preserves exclusivity for theatrical viewing for at least the first three weekends of a film’s release, during which time a considerable majority of a movie’s theatrical box office revenue typically is generated. AMC will also share in new revenue streams that will come to the movie ecosystem from PVOD.

During the 2020 calendar year, films licensed from our six largest distributors based on revenues accounted for approximately 80% of our U.S. admissions revenues, which consisted of Sony, Disney, Universal, Warner Bros., Paramount, and Lionsgate. In Europe, approximately 75% of our box office revenue came from films attributed to our three largest distributor groups; which consisted of Warner Bros., Disney, and various independent distributors as a whole (with each independent distributor representing 10% or less). Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor’s films in any given year.

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

Prior to the COVID-19 pandemic, to address recent consumer trends, we expanded our menu of enhanced food and beverage products to include made-to-order drinks and meals, customized coffee, healthy snacks, premium beers, wine and mixed drinks, and other gourmet products. Our long-term growth strategy includes continued investment across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage design improvements to the development of new dine-in theatre options. The costs of these conversions in some cases are partially covered by investments from the theatre landlord. We currently operate 51 Dine-In Theatres in the U.S. and two Dine-In Theatres in Europe that deliver chef-inspired menus with seat-side or delivery service to luxury recliners with tables. Our recent Dine-In Theatre concepts are designed to capitalize on the latest food service trend, the fast and casual eating experience.

As a result of the COVID-19 pandemic, we have temporarily modified our food and beverage operations to include more simplified concession menus, cashless transactions technology, hand sanitizer and disinfecting wipes, and condiment and drink refills available by request, all in an effort to reduce the number of touch-points between guests and employees. We have also upgraded our Coca-Cola Freestyle beverage machines to include a mobile app allowing guests to dispense drinks without the need to utilize the machine’s touch screen.

AMC Human Capital Resources

Our People. AMC associates are core to our commitment to delivering the best theatrical experience in the world. They uphold AMC’s mission of focusing on the guest experience in our theatres, an experience in which excellent customer service is complemented with amazing food and beverage, comfort and premium sight and sound.

COVID-19 Pandemic Impacts. The pandemic has had enormous impacts on our industry, guests and associates and has resulted in material variances in our associate metrics in calendar 2020 compared to prior years. As of December 31, 2020, we employed a total of approximately 25,019 employees, including part-time and furloughed employees, consisting of approximately 3,449 full-time and approximately 21,570 part-time employees, down from an aggregate of approximately 38,872 employees consisting of approximately 3,952 full-time and approximately 34,920 part-time employees as of December 31, 2019. Due to COVID-19 pandemic and the resulting temporary theatre closures for part of the year 2020, 100% of our full-time and part-time corporate and theatre associates eligible under the law were partially or fully furloughed.

Despite the challenges presented by the pandemic, our associates have been instrumental in delivering AMC’s Safe & Clean program which launched upon the reopening of our theatres in the fall of 2020. Safe & Clean is a set of cleaning protocols and measures that we have implemented to protect the health and safety of our guests and associates. Our new policies and procedures are advised by faculty members at Harvard School of Public Health and have been developed with the Clorox Company.

Talent Acquisition, Development and Retention. Critical to our operations is the hiring, developing and retaining of employees who support our guest-focused mission in our theatres. Acquiring the right talent at speed and scale is a core capability that we regularly monitor and manage, given the need to rapidly staff our frontline operations. Once hired, we focus on the development of our associates, creating experiences and programs that promote performance, growth and career opportunities for those who are life-long passionate about our business. We sponsor numerous training, education and leadership development programs for associates at all levels, from hourly associates to executive officers. These programs are designed to enhance leadership and managerial capability, ensure quality execution of our programs, drive client satisfaction and increase return on investment.

Diversity and Inclusion. Our goal is to create a workforce as diverse as the guests we serve and the movies we show on our screens. As such, Diversity and Inclusion are fundamental to our culture and critical to our success. In support of this goal, AMC established four councils in support of Women, Latinos, African American and LGBTQ+ associates in year 2020. The purpose of these councils is to strengthen AMC’s culture by defining opportunities to embrace our diversity, lead with fairness and impartiality and create a more inclusive work environment by leveraging associate experiences. The councils are supported by the diversity, equity, and inclusion (“DEI”) function under the guidance of the Chief Human Resources Officer. This DEI focus ensures that all communities are represented in our long-term systemic approach. Our work has been recognized externally: AMC has received a perfect score for 13 consecutive years on the Human Rights Campaign Foundation’s Corporate Equality Index as one of the “Best Places to Work for LGBTQ Equality”; and for six years running has been named one of the “Best Places to Work” for people with disabilities on the Disability Equality Index.

Compensation, Benefits, Safety and Wellness. In addition to offering market competitive salaries and wages, we offer comprehensive health and retirement benefits to eligible employees. Our health and welfare benefits are supplemented with specific programs to manage or improve common health conditions, a variety of voluntary benefits and paid time away from work programs. We also provide a number of innovative programs designed to promote physical, emotional and financial well-being. Our commitment to the safety and health of our associates continues to be a top priority.

Theatrical Exhibition Industry and Competition

U.S. markets. In the U.S., the movie exhibition business is large, stable, and mature. While in any given calendar quarter the quantity and quality of movies can drive volatile results, box office revenues have generally advanced from 2011 to 2019. The industry’s best year ever, in terms of revenues, was 2018, with box office revenues of approximately $11.9 billion, an increase of approximately 7.1% from 2017, with 1.3 billion admissions in the U.S. and Canada. Due to the COVID-19 pandemic, local, state and federal governments issued stay-at-home orders and closure notices for certain businesses, including all theatres and studio production, for an extended portion of 2020. As a result, new film content production remained nearly non-existent and a large portion of 2020 scheduled movies were released in the home on streaming platforms or moved into 2021.

We believe it is the quality of the movie-going experience that will define future success. Whether through enhanced food and beverage options (Food and Beverage Kiosks, Marketplaces, Coca-Cola Freestyle, MacGuffins or Dine-in Theatres), more comfort and convenience (recliner seating, open-source internet ticketing, reserved seating), engagement and loyalty (AMC Stubs®, mobile apps, social media) or sight and sound (digital projectors, 3D, Dolby Cinema™ at AMC, other PLF screens or IMAX®), it is the ease of use and the amenities that these innovations bring to customers that we believe will drive sustained profitability in the years ahead.

The following table represents information about the U.S./Canada exhibition industry obtained from the National Association of Theatre Owners:

	Box Office		Average
	Revenues	Attendance	Ticket	Number of	Indoor
Calendar Year	(in millions)	(in millions)	Price	Theatres	Screens
2020	$2,205	240	$9.18	5,477	40,200
2019	11,400	1,244	9.16	5,548	40,613
2018	11,880	1,304	9.11	5,482	40,313
2017	11,091	1,236	8.97	5,398	39,651
2016	11,372	1,314	8.65	5,472	40,009
2015	11,120	1,320	8.42	5,484	39,411
2014	10,400	1,270	8.19	5,463	39,356
2013	10,920	1,340	8.15	5,326	39,368
2012	10,790	1,360	7.93	5,317	39,056
2011	10,180	1,280	7.95	5,331	38,974

Based on information obtained from Comscore, we believe that the three largest exhibitors, in terms of U.S./Canada box office revenue (AMC, Regal Entertainment Group, and Cinemark Holdings, Inc.) generated approximately 60% of the box office revenues in 2020.

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

Additionally, U.S. films generate the majority of the box office in Europe, but movie-goers in specific geographies welcome locally produced films with local actors and familiar story lines which can mitigate film genre attendance fluctuations. Going forward, we believe we will see positive growth in theatre attendance as we deploy our proven guest centered innovations like recliner seating, enhanced food and beverage offerings, and premium large format experiences. Like the U.S., the international industry box office suffered from months of theatre closures, significantly fewer new films and reopening restrictions and generated far fewer sales than 2019.

The following table provides information about the exhibition industry attendance for the International markets where we operate obtained from Screen Digest as well as territory industry trade sources:

	Calendar Year
(In millions)	2020	2019	2018	2017
United Kingdom	44.0	176.0	177.3	170.6
Germany	37.3	119.9	104.2	122.3
Spain	28.7	105.8	97.8	99.8
Italy	30.2	104.7	91.8	99.0
Sweden	5.4	15.8	16.3	16.9
Ireland	3.9	15.1	15.8	16.1
Portugal	3.6	15.2	14.6	15.6
Norway	4.8	11.3	12.1	11.8
Baltics (1)	3.7	10.1	10.5	9.2
Finland	3.9	8.4	8.1	8.5
Total	165.5	582.3	548.5	569.8
(1)	On August 28, 2020, the Company entered into an agreement to sell its equity interest in Forum Cinemas OU, which consists of nine theatres located in the Baltics region (Latvia, Lithuania and Estonia). The completion of the sale will take place in several steps and is contingent upon clearance from each regulatory competition council in each country. For further information see Note 1—The Company and Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof.

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

The theatrical exhibition industry faces competition from other forms of out-of-home entertainment, such as concerts, amusement parks and sporting events, and from other distribution channels for filmed entertainment, such as cable television, pay-per-view, video streaming services, PVOD, and home video systems, as well as from all other forms of entertainment.

We believe movie-going is a compelling consumer out-of-home entertainment experience. Movie theatres currently garner a relatively small share of overall consumer entertainment time and spend, and our industry benefits from available capacity to satisfy additional consumer demand without capital investment.

Regulatory Environment

The distribution of motion pictures is subject to regulation under federal and state antitrust laws and has been the subject of numerous antitrust cases. Consent decrees, resulting from one of those cases to which we were not a party, have had a material impact on the industry and us. Those consent decrees bound certain major motion picture distributors and limited how motion pictures could be distributed. The U.S. Department of Justice recently terminated the consent decrees, subject to a two-year sunset period for certain prohibitions including block booking and circuit dealing. At this time, we cannot project what impact, if any, termination of the consent decrees may have on industry licensing practices.

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

We own and operate theatres and other properties in the United States, United Kingdom, Spain, Italy, Germany, Portugal, Ireland, Sweden, Finland, Norway, Denmark, and Saudi Arabia, which are subject to various federal, state and local laws and regulations. Certain of these laws and regulations, including those relating to environmental protection, may impose joint and several liability on certain statutory classes of persons for the costs of investigation or remediation of contamination, regardless of fault or the legality of original disposal. We believe our theatres are in material compliance with such requirements.

During the COVID-19 pandemic, our theatres have been subject to various governmental orders requiring us to take or refrain from certain activities including, but not limited to, suspending operations, reduction in seating capacities, enforcement of social distancing, establishment of enhanced cleaning protocols, restrictions on food and beverage sales, tracking the identity of guests, employee protection protocols, and limitation on operating hours. Although the orders have been modified frequently, we believe our theatres have maintained material compliance with such orders. We currently cannot predict when or if COVID-19 related governmental orders will be fully terminated and whether similar orders will be utilized more frequently during future public health outbreaks.

Seasonality

Our revenues are dependent upon the timing of motion picture releases by distributors. The most marketable motion pictures are usually released during the summer and the year-end holiday seasons. Therefore, our business is seasonal, with higher attendance and revenues generally occurring during the summer months and holiday seasons. During the COVID-19 pandemic, and in following periods, our business and results of operations have not and may continue to not experience our historically typical patterns of seasonality.

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

Information about our Executive Officers

The following table sets forth certain information regarding our executive officers and key employees as of February 12, 2021:

Name	Age	Position(s) Held
Adam M. Aron	66	Chief Executive Officer, President and Director
Sean D. Goodman	55	Executive Vice President and Chief Financial Officer
John D. McDonald	63	Executive Vice President, U.S. Operations
Elizabeth Frank	51	Executive Vice President, Worldwide Programming and Chief Content Officer
Stephen A. Colanero	54	Executive Vice President and Chief Marketing Officer
Kevin M. Connor	58	Senior Vice President, General Counsel and Secretary
Chris A. Cox	55	Senior Vice President and Chief Accounting Officer
Carla C. Chavarria	55	Senior Vice President, and Chief Human Resources Officer
Daniel Ellis	52	Senior Vice President, Domestic Development

All our current executive officers hold their offices at the pleasure of our board of directors, subject to rights under their respective employment agreements in some cases. There are no family relationships between or among any executive officers.

Mr. Adam Aron has served as Chief Executive Officer, President and Director of the Company since January 2016. From February 2015 to December 2015, Mr. Aron was Chief Executive Officer of Starwood Hotels and Resorts Worldwide, Inc. and served on the board from 2006 to 2015. Since 2006, Mr. Aron has served as Chairman and Chief Executive Officer of World Leisure Partners, Inc., a personal consultancy for matters related to travel and tourism, high-end real estate development, and professional sports, that he founded. Mr. Aron served as Chief Executive Officer and Co-Owner of the Philadelphia 76ers from 2011 to 2013, and remains an investor. From 2006 to 2015, Mr. Aron served as Senior Operating Partner of Apollo Management L.P. Mr. Aron currently serves on the board of directors of Norwegian Cruise Line Holdings, Ltd. and HBSE, which owns the NHL’s New Jersey Devils and the NBA’s Philadelphia 76ers. Mr. Aron served on the board of directors of Prestige Cruise Holdings Inc. from 2007 to 2014. Mr. Aron received a Master’s of Business Administration degree with distinction from the Harvard Business School and a Bachelor of Arts degree cum laude from Harvard College.

Mr. Sean D. Goodman has served as AMC’s Executive Vice President since December 2, 2019 and Executive Vice President and Chief Financial Officer since February 28, 2020. From July 2017 until November 2019, Mr. Goodman was the Chief Financial Officer of Asbury Automotive Group, Inc. (“ABG”). Prior to joining ABG, Mr. Goodman served as the Chief Financial Officer and Chief Accounting Officer from January 2016 to June 2017 of Unifi, Inc. Mr. Goodman also served as the Chief Financial Officer of the Americas region of Landis+Gyr, AG., from April 2011 to January 2016. Prior to that, Mr. Goodman served in various roles from February 2006 to April 2011 at The Home Depot, Inc. Mr. Goodman began his career as an investment banker with Morgan Stanley, Inc. and in various consulting and accounting positions with Deloitte LLP. Mr. Goodman is a certified public accountant and has a Bachelor of Business Science from the University of Cape Town in South Africa and an M.B.A. from The Harvard Business School.

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

Mr. Chris A. Cox has served as Senior Vice President and Chief Accounting Officer of AMC since June 2010. Prior thereto Mr. Cox served as Vice President and Chief Accounting Officer since May 2002. Prior to May 2002, Mr. Cox had served as Vice President and Controller since November 2000. Previously, Mr. Cox had served as Director of Corporate Accounting for the Dial Corporation from December 1999 until November 2000. Prior to Dial Corporation, Mr. Cox held various positions at PwC LLP. Mr. Cox holds a Bachelor of Business Administration degree in Accounting and Finance from the University of Iowa.

Ms. Carla C. Chavarria has served as Senior Vice President, Chief Human Resources Officer of AMC since January 2019 and Senior Vice President, Human Resources of AMC since January 2014. Ms. Chavarria served as Vice President, Human Resources Services from September 2006 to January 2014. Prior thereto, Ms. Chavarria served as Vice President, Recruitment and Development from April 2005 to September 2006. Ms. Chavarria’s prior experience includes human resources manager and director of employment practices. Ms. Chavarria began her career at AMC in 1988 as a theatre manager in Philadelphia. Ms. Chavarria serves as co-chair for the AMC Cares Invitational and is a member of the AMC Investment Committee. She is formerly a board member for the Quality Hill Playhouse, Big Brothers Big Sisters of Kansas City, the Kansas City Zoo, Negro League Baseball Museum, the chair of Win Win, Visit KC, and the National YMCA. She is currently a Board and Compensation Committee member of First Business Financial Services. Ms. Chavarria has over 20 years of human resources experience. Ms. Chavarria holds a B.S. from The Pennsylvania State University.

Mr. Daniel Ellis has served as the Senior Vice President Development & International since March 2020. From December 21, 2016 to March 2020, he served as Senior Vice President, Domestic Development. From August 2011 until December 2016, Mr. Ellis was Senior Vice President, General Counsel and Secretary of Carmike Cinemas, Inc. From 1999 until 2011, Mr. Ellis served in several roles with Lodgian, Inc., including as President, Chief Executive Officer, and a member of the Board of Directors from 2009 through 2010 and Senior Vice-President, General Counsel and Secretary from 2002 through 2009. Prior to joining Lodgian, Mr. Ellis was engaged in private law practice and also served as an Assistant District Attorney for the State of Georgia.

Item 1A. Risk Factors

The following is a summary list of risk factors:

Risks Related to the COVID-19 Pandemic

●	the impact of the COVID-19 virus on us, the motion picture exhibition industry, and the economy in general, including our response to the COVID-19 virus related to suspension of operations at our theatres, personnel reductions and other cost-cutting measures and measures to maintain necessary liquidity and increases in expenses relating to precautionary measures at our facilities to protect the health and well-being of our customers and employees.

Financial Risks

●	our ability to obtain additional liquidity, which if not realized or insufficient to generate the material amounts of additional liquidity that may be required if we are able to achieve more normalized levels of attendance and operating revenues, likely would result with us seeking an in-court or out-of-court restructuring of our liabilities, and in the event of such future liquidation or bankruptcy proceeding, holders of our common stock and other securities would likely suffer a total loss of their investment;
●	our substantial level of indebtedness and our current liquidity constraints could adversely affect our financial condition and our ability to service our indebtedness, and our ability to take advantage of certain business opportunities, which could negatively impact your ability to recover your investment in the common stock;
●	risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges;
●	limitations on the availability of capital may prevent us from deploying strategic initiatives;
●	we are currently not paying dividends and in the future may not generate sufficient cash flows or have sufficient restricted payment capacity under our Senior Secured Credit Facility or the indentures governing our debt securities to pay dividends on our Class A common stock;

●	our ability to recognize interest deduction carryforwards and net operating loss carryforwards to reduce our future tax liability;
●	our ability to recognize certain international deferred tax assets which currently do not have a valuation allowance recorded;
●	impact of the elimination of the calculation of USD LIBOR rates on our contracts indexed to USD LIBOR; and
●	risks of poor financial results may prevent us from deploying strategic initiatives.

Operational Risks

●	risks relating to motion picture production and performance;
●	our lack of control over distributors of films;
●	intense competition in the geographic areas in which we operate;
●	increased use of alternative film delivery methods including premium video on demand or other forms of entertainment;
●	shrinking exclusive theatrical release windows;
●	AMC Stubs® A-List may not meet anticipated revenue projections which could result in a negative impact upon operating results;
●	failures, unavailability or security breaches of our information systems;
●	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;
●	our ability to achieve expected synergies, benefits and performance from our strategic theatre acquisitions and strategic initiatives; and
●	optimizing our theatre circuit through new construction and the transformation of our existing theatres may be subject to delay and unanticipated costs.

Regulatory Risks

●	general and international economic, political, regulatory, social and financial market conditions, widespread health emergencies, such as COVID-19 or other pandemics, and other risks, including the effects of the exit of the United Kingdom from the European Union;
●	review by antitrust authorities in connection with acquisition opportunities;
●	risks relating to the incurrence of legal liability, including costs associated with ongoing securities class action lawsuits;
●	increased costs in order to comply or resulting from a failure to comply with governmental regulation, including the General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”) and pending future domestic privacy laws and regulations;
●	geopolitical events, including the threat of terrorism or cyber-attacks, or widespread health emergencies, such as the novel coronavirus or other pandemics or epidemics, causing people to avoid our theatres or other public places where large crowds are in attendance; and
●	other risks referenced from time to time in filings with the SEC.

Risks Related to our Class A Common Stock

●	there has been recent dilution and may continue to be future dilution of our Class A common stock, which could adversely affect the market price of shares of our Class A common stock;
●	the market price and trading volume of our shares of Class A common stock has been and may continue to be volatile, and purchasers of our securities could incur substantial losses;
●	future offerings of debt, which would be senior to our Class A common stock for purposes of distributions or upon liquidation, could adversely affect the market price of our Class A common stock;
●	anti-takeover protections in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage or prevent a takeover of our Company, even if an acquisition would be beneficial to our stockholders; and

●	an issuance of preferred stock could dilute the voting power of the common stockholders and adversely affect the market value of our Class A common stock.

Risk Related to the COVID-19 Pandemic

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

While we have reopened a majority of our theatres, due to a resurgence in COVID-19 case, many previously reopened theatres were temporarily suspended operations again, and we still have not reopened, and have limited visibility as to when we may be able to open, theatres in certain major markets. Currently, our reopened theatres are generating only a small portion of the attendance and revenue from admissions and food and beverage sales compared to historical levels and our cash burn is higher than when theatres were closed. The extent of our cash burn in the future will primarily be dependent on attendance, which drives admission, food and beverage, and other revenue. The ultimate duration of the pandemic is uncertain, and we may need to suspend existing theatre operations or extend the suspension of operations at theatres that are currently closed. We cannot predict with certainty when or if our business will return to closer to normal levels. In addition, governmental officials may impose further restrictions on travel or introduce additional social distancing measures such as further limiting the number of people allowed in a theatre at any given time.

The resumption of operations has resulted in a ramp-up in costs to operate our business. While we plan to closely monitor our costs to the extent possible, we continue to incur significant cash outflows, including interest payments, taxes, critical maintenance capital expenditures, expenses associated with the resumption of operations, and certain compensation and benefits payments.

We may face difficulty in maintaining relationships with our landlords, vendors, motion picture distributors, customers, and employees during suspension and recovery periods. Since the outbreak of the COVID-19 virus, movie studios have suspended production of movies and delayed the release date of movies. Some movie studios have also reduced or eliminated the theatrical exclusive release window or have skipped a theatrical release and released their movies through streaming or other channels, or have announced that future theatrical releases will be released concurrently through streaming channels, and studios may continue to do so with additional releases for the duration of the pandemic and after the pandemic has subsided. The longer and more severe the pandemic, including repeat or cyclical outbreaks beyond the one we are currently experiencing, the more severe the adverse effects will be on our business, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness.

Even when the COVID-19 pandemic subsides, we cannot guarantee that we will recover as rapidly as other industries, or that we will recover as rapidly as others within the industry due to our strong footprint in densely populated areas. For example, even where applicable government restrictions are lifted or reduced, it is unclear how quickly patrons will return to our theatres, which may be a function of continued concerns over safety and social distancing and/or depressed consumer sentiment due to adverse economic conditions, including job losses, among other things. The continued high level of COVID-19 cases may continue to significantly depress attendance levels until an effective vaccine has been widely distributed. If we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate, we could suffer damage to our reputation, which could significantly adversely affect our business. Furthermore, the effects of the pandemic on our business could be long-lasting and could continue to have adverse effects on our business, results of operations, liquidity, cash flows and financial condition, some of which may be significant, and may adversely impact our ability to operate our business on the same terms as we conducted business prior to the pandemic. Significant impacts on our business caused by the COVID-19 pandemic include and are likely to continue to include, among others:

●	lack of availability of films in the short or long term, including as a result of (i) continued delay in film releases; (ii) release of scheduled films on alternative channels or (iii) disruptions of film production;

●	decreased attendance at our theatres, including due to (i) continued safety and health concerns, (ii) additional regulatory requirements limiting our seating capacity or (iii) a change in consumer behavior in favor of alternative forms of entertainment;
●	a ramp up of costs, which may be substantial, in connection with theatre reopenings that is not matched by increases in revenues from those reopened theatres;
●	increased operating costs resulting from additional regulatory requirements enacted in response to the COVID-19 pandemic and from precautionary measures we voluntarily take at our facilities to protect the health and well-being of our customers and employees;
●	our ability to negotiate favorable rent payment terms with our landlords;
●	unavailability of employees and/or their inability or unwillingness to conduct work under any revised work environment protocols;
●	increased risks related to employee matters, including increased employment litigation and claims relating to terminations or furloughs caused by the suspension of theatre operations;
●	reductions and delays associated with planned operating and capital expenditures;
●	further impairment charges upon a portion of our goodwill, long-lived assets or intangible assets as consequence of failure to meet operating projections and other adverse events or circumstances, as a result of the impact on our prior impairment analysis due to delays in theatre reopenings, which could be material to our results of operations and financial condition;
●	our inability to generate significant cash flow from operations if our theatres continue to operate at significantly lower than historical levels, which could lead to a substantial increase in indebtedness and negatively impact our ability to comply with the financial covenants, as applicable, in our debt agreements;
●	our inability to access lending, capital markets and other sources of liquidity, if needed, on reasonable terms, or at all, or obtain amendments, extensions and waivers of financial maintenance covenants, among other material terms;
●	our inability to effectively meet our short- and long-term obligations; and
●	our inability to service our existing and future indebtedness or other liabilities, the failure of which could result in insolvency proceedings and result in a total loss of your equity investment.

 The outbreak of COVID-19 has also significantly increased economic uncertainty. It is possible that the current outbreak or continued spread of COVID-19 will cause a global recession, which could further adversely affect our business, and such adverse effects may be material. We have never previously experienced a complete cessation of our operations, and as a consequence, our ability to predict the impact of such a cessation on our operations and future prospects is uncertain. In addition, the magnitude, duration and speed of the global pandemic is uncertain. As a consequence, we cannot estimate the impact on our business, financial condition or near or longer-term financial or operational results with certainty.

The COVID-19 pandemic (including governmental responses, broad economic impacts and market disruptions) has heightened the risks related to the other risk factors described herein.

Financial Risks

In the absence of significant increases in attendance from current levels, or obtaining significant additional sources of liquidity, an investment in our Class A common stock is highly speculative; holders of our Class A common stock could suffer a total loss of their investment.

To remain viable through 2021 and beyond, the Company will require additional sources of liquidity, reductions or abatements of its rent obligations and/or significant increases in attendance levels, see Liquidity and Capital Resources—For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019 included in Part II, Item 7 thereof for further information regarding attendance assumptions. The required amounts of additional liquidity may be material. Although the Company is actively continuing to explore additional sources of liquidity, the Company is unable to determine at this time whether any of these potential sources of liquidity will be available to it or if available, individually or taken together, will be sufficient to address its liquidity needs. There is significant uncertainty as to whether these potential sources of liquidity will be realized or that they will be sufficient to generate the material amounts of additional liquidity that may be required until the Company is able to achieve more normalized levels of attendance and operating revenues. Any individual source of liquidity that the Company is pursuing may not be sufficient to address all the Company’s future liquidity requirements, and even if all of the potential sources of liquidity that the Company is pursuing are available, they may not be sufficient to address the Company’s liquidity requirements. Further, any relief provided by lenders, governmental agencies, and business partners may not be adequate and may include onerous terms, particularly if we face additional rounds of theatre closures, we are unable to open theatres in our major markets that remain closed, scheduled movies releases fail to drive increased attendance, scheduled releases continue to be postponed or moved to the home video market, or if the attendance levels of, and revenues generated by, our reopened theatres normalize at a level that will not support our substantial amount of indebtedness, rent liabilities or other obligations. Due to these factors, if attendance levels do not increase significantly compared to current levels and if the Company is unable to obtain the necessary additional sources of liquidity, an investment in our Class A common stock is highly speculative.

In the event the Company’s attendance levels do not normalize, we would seek to negotiate with creditors changes to our balance sheet liabilities and continue to take steps to reach agreements with our landlords to reduce or abate its rent obligations. Ultimately, if attendance levels do not normalize and we are unsuccessful in restructuring our liabilities, we would face the risk of a future liquidation or bankruptcy proceeding, in which case holders of the Company’s common stock would likely suffer a total loss of their investment.

Our substantial level of indebtedness and our current liquidity constraints could adversely affect our financial condition and our ability to service our indebtedness, which could negatively impact your ability to recover your investment in the common stock.

We have a substantial amount of indebtedness, which requires significant interest payments. As of December 31, 2020, we had outstanding approximately $5,715.8 million of indebtedness ($5,411.6 million aggregate principal amount) and $96.0 million of existing finance lease obligations. As of December 31, 2020, we also had approximately $5.5 billion of discounted rental payments under operating leases (with a weighted average remaining lease term of 10.4 years). Subsequent to December 31, 2020, our indebtedness has increased due to the issuance on January 15, 2021 of $100.0 million of our 15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026 and borrowings under the new Odeon Term Loan Facility agreement of £140.0 million and €296.0 million on February 15, 2021 and approximately £89.7 million and €12.8 million of the net proceeds from the Odeon Term Loan Facility will be used to repay in full Odeon’s obligations (including principal, interest, fees and cash collateralized letters of credit) under its existing revolving credit facility. However, these increases were offset by the conversion of $600 million of our 2.95% Convertible Senior Secured Notes due 2026 into shares of common stock on January 27, 2021.

Commencing in 2021, our cash expenditures for rent are scheduled to increase significantly as a result of rent obligations that had been deferred to 2021 and future years that totaled approximately $450.0 million as of December 31, 2020. However, in connection with landlord negotiations, we have ceased to make rent payments under a portion of our leases and have received notices of default, the result of which may permit landlords to threaten or seek potential remedies. We continue to renegotiate leases with landlords to attain additional concessions. To the extent we achieve substantial deferrals but not abatements, our cash requirements will increase substantially in the future.

Our substantial level of indebtedness and the current constraints on our liquidity could have important consequences, including the following:

●	we entered into the Ninth Amendment to the Credit Agreement, pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant applicable to the Revolving Credit Facility from March 31, 2021 to March 31, 2022, as described and on the terms and conditions specified, therein, including a minimum liquidity requirement of $100 million during the covenant suspension period in addition to the £32.5 million minimum liquidity required (approximately $45 million) required under the Odeon Term Loan Facility. A breach of any condition to the financial covenant suspension set forth in the Credit Agreement may result in an event of default under the Credit Agreement or resume testing of the financial covenant;

●	we must use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness, which reduces or will reduce funds available to us for other purposes such as working capital, capital expenditures, other general corporate purposes and potential acquisitions;
●	our ability to refinance such indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;
●	we are exposed to fluctuations in interest rates because our senior credit facilities have variable rates of interest;
●	our leverage may be greater than that of some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in responding to current and changing industry and financial market conditions;
●	the loss of tax attributes resulting from the cancellation of indebtedness that occurred in connection with the exchange offers that closed on July 31, 2020, coupled with the increased interest expense that will ultimately result therefrom and the inability to deduct all or significant portions of our interest expense for tax purposes, will ultimately increase the need to generate revenues to support our capital structure;
●	there are significant constraints on our ability to generate liquidity through incurring additional debt; and
●	we may be more vulnerable to economic downturn and adverse developments in our business.

 We and our subsidiaries may be able to incur additional indebtedness in the future, subject to the restrictions contained in the agreements governing our indebtedness. To the extent new indebtedness is added to our debt levels, including as a result of satisfying interest payment obligations on certain of our indebtedness with payments-in-kind, the related risks that we now face could intensify. Our ability to access funding under our revolving credit facilities will depend upon, among other things, the absence of an event of default under such indebtedness, including any event of default arising from a failure to comply with the related covenants. If we are unable to comply with our covenants under our indebtedness, our liquidity may be further adversely affected.

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

We have a significant amount of goodwill on our balance sheet as a result of acquisitions. As of December 31, 2020, goodwill recorded on our consolidated balance sheet totaled $2,547.3 million. Based on sustained declines in our market capitalization during 2020, we performed quantitative goodwill impairment tests as of September 30, 2020 and additional qualitative tests as of December 31, 2020. If the market price of our common stock sustains its current levels for an extended period or further declines, if the fair value of our debt declines, or if other events or circumstances change that would more likely than not reduce the fair value of our reporting units below their respective carrying value, all or a portion of our goodwill may be impaired in future periods.

We review long-lived assets, including goodwill, indefinite-lived intangible assets and other intangible assets and theatre assets (including operating lease right-of-use lease assets) whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The review for goodwill compares the fair value for each of our reporting units to their associated carrying value. Factors that could lead to impairment of goodwill and intangible assets include adverse industry or economic trends, reduced estimates of future cash flows, and declines in the market price of our common stock or declines in the fair value of our debt. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance, including assessing our corporate borrowings and finance lease obligations estimates of fair value. We may be required to record future charges to earnings during the period in which an impairment of goodwill or intangible assets is determined to exist. During the years ended December 31, 2020, December 31, 2019, and December 31, 2018, we recorded impairment of long-lived asset charges of $177.9 million, $84.3 million (including $60.0 million related to the write-down of operating lease right-of-use assets, which were recorded in connection with the adoption of ASC 842, Leases) and $13.8 million, respectively. The assets impaired during year 2020 included 101 theatres in the U.S. markets with 1,139 screens (in Alabama, Arizona, Arkansas, California, Colorado, District of Columbia, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Massachusetts, Michigan, Minnesota, Missouri, Montana, Nebraska, New Hampshire, New Jersey, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Washington, Wisconsin, and Wyoming) and 37 theatres in the International markets with 340 screens (in Finland, Germany, Ireland, Italy, Norway, Portugal, Spain, Sweden, and United Kingdom). During the year ended December 31, 2020, we recorded impairment losses related to indefinite-lived intangible assets of $15.2 million related to the Odeon and Nordic trade names in the International Theatres reporting unit and also impairment losses related to definite-lived intangible assets of $14.4 million in the U.S. markets. During the year ended December 31, 2020, we recorded impairment losses of $15.9 million within investment expense (income), related to equity interest investments without readily determinable fair values accounted for under the cost method in the U.S. markets and also recorded an impairment loss related to equity method investments of $8.6 million within equity in (earnings) loss of non-consolidated entities in the International markets.

Limitations on the availability of capital and reductions to capital expenditures may delay or prevent deployment of strategic initiatives.

Implementation of our key strategic initiatives, including recliner seating, enhanced food and beverage and premium sight and sound, require significant capital expenditures. Our gross capital expenditures were approximately $173.8 million, $518.1 million, and $576.3 million for the years ended December 31, 2020, December 31, 2019 and, December 31, 2018, respectively. We estimate that our cash outflows for capital expenditures, net of landlord contributions, will be approximately $100.0 million to $120.0 million for the year ending December 31, 2021 to maintain operations. The lack of available capital resources due to business performance or other financial commitments could prevent or delay the deployment of innovations in our theatres. We may reduce capital expenditures significantly or seek additional financing or issue additional securities, which may affect the timing and scope of growth strategy. We cannot be certain that we will be able to obtain new financing on favorable terms, or at all. In addition, covenants under our existing indebtedness limit our ability to incur additional indebtedness, and the performance of any additional or improved theatres may not be sufficient to service the related indebtedness that we are permitted to incur.

We are currently not paying dividends and in the future may not generate sufficient cash flows or have sufficient restricted payment capacity under our Senior Secured Credit Facility or the indentures governing our debt securities to pay dividends on our Class A common stock.

We currently are not paying a cash dividend. We are only able to pay dividends from our available cash on hand and funds received from our subsidiaries. Our subsidiaries' ability to make distributions to us will depend on their ability to generate substantial operating cash flow. Our ability to pay dividends to our stockholders in the future is subject to the terms of our Senior Secured Credit Facility and the indentures governing our outstanding notes. Our operating cash flow and ability to comply with restricted payment covenants in our debt instruments will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond our control. In addition, dividend payments are not mandatory or guaranteed, and our board of directors may determine not to resume the payment of dividends. We may not pay dividends as a result of the following additional factors, among others:

●	we are not legally or contractually required to pay dividends;

●	even if we determine to resume paying cash dividends, the actual amount of dividends distributed and the decision to make any distribution is entirely at the discretion of our board of directors and future dividends, if any, will depend on, among other things, our results of operations, cash requirements, financial condition, business opportunities, provisions of applicable law and other factors that our board of directors may deem relevant;
●	the amount of dividends distributed is and will be subject to contractual restrictions under the restrictive payment covenants contained in: the indentures governing our debt securities, the terms of our Senior Secured Credit Facility, and the terms of any other outstanding or future indebtedness incurred by us or any of our subsidiaries; and
●	the amount of dividends distributed is subject to state law restrictions.

A significant portion of our net operating loss carryforwards have been reduced and we may be limited in our ability to utilize, or may not be able to utilize remaining net operating loss carryforwards or disallowed business interest carryforwards and other tax attributes to reduce our future tax liability, which may adversely affect our cash flows and therefore our ability to service our indebtedness.

In connection with the exchange offers and related financing transactions that closed on July 31, 2020, we realized significant cancellation of debt income (“CODI”). As a result of such CODI, we estimate a significant portion of our net operating loss carryforwards have been eliminated as a result of tax attribute reduction. The Tax Cuts and Jobs Act legislation (the “2017 Tax Act”) together with the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) included a number of significant tax provisions including (1) limiting business interest deductions to 30%, 50%, 50% and 30% of taxable EBITDA for years 2018, 2019, 2020 and 2021, respectively, (2) limiting interest deductions for 2022 and thereafter to 30% of taxable EBIT, (3) limiting the utilization of net operating losses generated in calendar year 2018 and thereafter to 80% of taxable income for years after 2020, (4) providing an indefinite carryover period for interest expense carryforwards and net operating losses generated in calendar year 2018 and thereafter, and (5) adding disallowed business interest carryforwards to the list of items subject to the annual limitation rules for corporations that undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).

Utilization of our net operating loss carryforwards, disallowed business interest carryforward and other tax attributes became subject to the Section 382 ownership change limitation due to changes in our stock ownership on January 29, 2021. Accordingly, our ability to utilize any net operating loss carryforwards and other tax attributes may be significantly limited. See Note—17 Subsequent Events to the Consolidated Financial Statements included in Part II, Item 8 thereof for further information.

Any loss of tax attributes as a result of such CODI or other limitations on the ability to use our tax attributes may adversely affect our cash flows and therefore our ability to service our indebtedness.

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

Our U.S. cumulative pretax losses have raised uncertainty about the likelihood of realizing our deferred tax assets, and as a result we recorded a valuation allowance against all of the U.S. deferred tax assets and liabilities, except those deemed indefinite-lived for the year ended December 31, 2017. For the year ended December 31, 2020, our domestic cumulative pre-tax losses continue to raise uncertainty about the likelihood of realizing our deferred tax assets.

For our U.S. jurisdiction, we recorded a net increase in valuation allowance of $289.8 million and total tax expense of $2.4 million for 2020. During the first quarter of 2020, the severe impact of the COVID-19 pandemic on operations in Germany and Spain caused us to conclude the realizability of deferred tax assets held in those jurisdictions does not meet the more likely than not standard. As such, a charge of $33.1 million and $40.1 million was recorded for Germany and Spain, respectively. At year-end, we determined that it was appropriate to record a valuation allowance on the disallowed interest carryforward in Sweden as the realizability of this deferred tax asset in this jurisdiction does not meet the more likely than not standard. As such, the overall net tax benefit recorded on Sweden was reduced by a charge of $3.7 million. In addition, several other international jurisdictions carried valuation allowances against their deferred tax assets at the end of 2020.

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

Operational Risks

Our business depends on motion picture production and performance and is subject to intense competition, including increases in alternative film delivery methods or other forms of entertainment.

Our ability to operate successfully depends upon the availability, diversity and appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our markets. The most attended films are usually released during the summer and the calendar year-end holidays, making our business seasonal. We license first-run motion pictures, the success of which has increasingly depended on the marketing efforts of the major motion picture studios. Poor performance of, or any disruption in the production of these motion pictures (including by reason of a strike or lack of adequate financing), a reduction in the marketing efforts of the major motion picture studios, the choice by distributors to release fewer feature-length movies theatrically, or the choice to release feature-length movies directly to video streaming or PVOD platforms could hurt our business and results of operations. Conversely, the successful performance of these motion pictures, particularly the sustained success of any one motion picture, or an increase in effective marketing efforts of the major motion picture studios, may generate positive results for our business and operations in a specific fiscal quarter or year that may not necessarily be indicative of, or comparable to, future results of operations. As movie studios rely on a smaller number of higher grossing “tent pole” films there may be increased pressure for higher film licensing fees. Our loyalty program and certain promotional pricing also may affect performance and increase the cost to license motion pictures relative to revenue for admission. In addition, a change in the type and breadth of movies offered by motion picture studios and the theatrical exclusive release window may adversely affect the demographic base of movie-goers.

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

Major motion picture distributors are required by law to offer and license film to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for our licenses on a film-by-film and theatre-by-theatre basis. Moreover, in the event of changes to applicable law, including the termination of the consent decrees (see the Regulatory Environment section in Part I, Item 1 “Business” of this Annual Report on Form 10-K), these practices may change ways that cannot be predicted. Our business depends on maintaining good relations with these distributors, as this affects our ability to negotiate commercially favorable licensing terms for first-run films or to obtain licenses at all. With only 6 distributors representing approximately 80% of our U.S. markets’ box office revenues in 2020 and 2 distributors and various independent distributors (each independent distributor 10% or less) representing approximately 75% of our International markets’ box office revenues in 2020, there is a high level of concentration and continued consolidation in the industry. Our business may be adversely affected if our access to motion pictures is limited or delayed because of deterioration in our relationships with one or more distributors or for some other reason. To the extent that we are unable to license a popular film for exhibition in our theatres, our operating results may be adversely affected.

Our results of operations will be impacted by shrinking theatrical exclusive release windows and other practices adopted by movie studies.

Over the last decade, the average theatrical exclusive release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available to consumers in-home, has decreased from approximately four months to approximately two and a half months. Additionally, during the COVID-19 pandemic, certain movie studios have adopted strategies that have eliminated the theatrical exclusive release window. Notably, Warner Bros. announced that its entire studio film slate for 2021 will move to simultaneous release. In other cases, movie studios such as Disney have released (and have indicated an intention in certain cases to continue to release) movie titles directly to the in-home and streaming channels, avoiding a theatrical release. Other studios may adopt a similar strategy and these adjustments due to the COVID-19 pandemic may lead to permanent changes that shorten or eliminate the theatrical exclusive release window. These practices have significantly impacted our revenues and are expected to continue to have an adverse impact on our business and results of operations going forward.

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

Regulatory Risks

General political, social and economic conditions can reduce our attendance.

Our success depends on general political, social, and economic conditions and the willingness of consumers to spend money at movie theatres. If going to motion pictures becomes less popular or consumers spend less on food and beverage, our operations could be adversely affected. In addition, our operations could be adversely affected if consumers’ discretionary income falls as a result of an economic downturn. Geopolitical events, including the threat of terrorism or cyber-attacks, or widespread health emergencies, such as COVID-19 or other pandemics or epidemics, could cause people to avoid our theatres or other public places where large crowds are in attendance. In addition, due to our concentration in certain markets, natural disasters such as hurricanes or earthquakes in those markets could adversely affect our overall results of operations.

We are subject to substantial government regulation, which could entail significant cost.

We are subject to various federal, state and local laws, regulations and administrative practices both domestically and internationally affecting our business, and we must comply with provisions regulating antitrust, customary health and sanitation standards and those imposed as a result of the COVID-19 pandemic, equal employment, environmental, licensing for the sale of food and, in some theatres, alcoholic beverages, and data protection and privacy laws, including GDPR, CCPA, and other pending future domestic privacy laws and regulations. Our new theatre openings could be delayed or prevented or our existing theatres could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses. Changes in existing laws or implementation of new laws, regulations and practices could have a significant impact on our business. A significant portion of our theatre level employees are part time workers who are paid at or near the applicable minimum wage in the theatre’s jurisdiction. Increases in the minimum wage and implementation of reforms requiring the provision of additional benefits will increase our labor costs.

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

We are subject to many different forms of taxation in both the U.S. and in foreign jurisdictions where we operate. Current economic and political conditions, including Brexit and Organization for Economic Co-operation and Development’s (“OECD”) proposed recommendations around taxation in the Digital Economy, make tax rates, transfer pricing compliance and tax regulations, including in the U.S., U.K, and European Union subject to significant change. Recent examples include the Court of Justice of the European Union narrowing the EU Interest & Royalty withholding directive, OECD recommendations on Base Erosion and Profit Shifting (“BEPS”), the European Commission’s Anti-Tax Avoidance Package, the U.S. Tax Cuts and Jobs Act signed into law in December 2017, and the CARES Act.

The cost of compliance with these laws and regulations are high and are likely to increase in the future. Any failure on our part to comply with these laws and regulations can result in negative publicity and diversion of management time and effort and may subject us to significant liabilities and other penalties.

The legal regimes governing our international business operations could require our international subsidiaries or their directors to pursue insolvency proceedings.

The legal regimes governing certain of our international subsidiaries (including Germany, Spain, Portugal, Norway and Sweden) impose on directors an obligation to pursue insolvency proceedings in certain circumstances. There are various potential triggers including illiquidity, over-indebtedness and inadequate capitalization. In some jurisdictions, there are COVID-19 related reprieves in effect which suspend or mitigate the above obligations. Some of these reprieves are time limited and will expire at various points between the time of this filing and March 14, 2021 (subject to any extensions granted by the relevant governments). If our international subsidiaries were required to (and did) pursue insolvency proceedings, that could in turn trigger events of default under our international credit facility and/or have other material adverse effects on our business and financial position, including additional insolvency proceedings.

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

As a result of our international operations, 33.5% of our revenues were derived from countries outside the United States for the year ended December 31, 2020. The success of our international operations is subject to risks that are beyond our control. Accordingly, our business is subject to risks associated with doing business internationally, including:

●	difficulties and costs of staffing and managing international operations among diverse geographies, languages and cultures;
●	the impact of regional or country-specific business cycles and economic instability;
●	fluctuations in foreign currency exchange rates which could lead to fluctuations in our reported results of operations or result in significant decreases in the value of our international investments as denominated in U.S. Dollars;
●	increased foreign interest rates, foreign exchange fees and other bank charges as a result of financing our foreign operations;
●	exposure to anti-corruption laws, including the Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act (the “Bribery Act”), and export-control regulations and economic sanctions regulations, including those promulgated by the Office of Foreign Assets Control, United States Department of Treasury (“OFAC”);
●	exposure to local economic conditions and local laws and regulations;
●	exposure to local labor and employment laws;
●	relationships with local labor unions and works councils;
●	limited borrowing capabilities relating to activities in non-U.S. countries;
●	economic and/or credit conditions abroad;
●	potential adverse changes in the political and/or economic stability of foreign countries or in their diplomatic relations with the United States;
●	restrictions on the withdrawal of foreign investment and earnings;
●	government policies against businesses owned by foreigners;
●	investment restrictions or requirements;
●	diminished ability to legally enforce our contractual rights in foreign countries;
●	difficulty in protecting our brand, reputation and intellectual property;
●	restrictions on the ability to obtain or retain licenses required for operation;
●	foreign exchange restrictions;
●	adverse changes in regulatory or tax requirements;
●	restrictions on foreign ownership of subsidiaries;
●	data protection and privacy laws, including GDPR, and similar domestic laws such as the California Privacy Act, and other restrictions on transferring personally identifiable information outside of a jurisdiction; and
●	tariffs and other trade barriers.

If we are unable to manage the complexity of our global operations successfully, it could have a material adverse effect on our business, financial condition and results of operations.

The decision by British voters to exit the European Union may negatively impact our operations.

The United Kingdom’s withdrawal from the European Union occurred on January 31, 2020, but the United Kingdom remained in the European Union’s customs union and single market for a transition period that expired on December 31, 2020. On December 24,2020, the United Kingdom and the European Union entered into a trade and cooperation agreement (the “Trade and Cooperation Agreement”), which was applied on a provisional basis from January 1, 2021. While the economic integration does not reach the level that existed during the time the United Kingdom was a member state of the European Union, the Trade and Cooperation Agreement sets out preferential arrangements in areas such as trade in goods and in services, digital trade and intellectual property. Negotiations between the United Kingdom and the European Union are expected to continue in relation to the relationship between the United Kingdom and the European Union in certain other areas which are not covered by the Trade and Cooperation Agreement. The long-term effects of Brexit will depend on the effects of the implementation and application of the Trade and Cooperation Agreement and any other relevant agreements between the United Kingdom and the European Union.

Risk Related to our Class A Common Stock

There has been significant recent dilution and may continue to be additional future dilution of our Class A common stock, which could adversely affect the market price of shares of our Class A common stock.

From January 1, 2020 through February 26,2021, we have issued 398,076,109 shares of our Class A Common Stock in a combination of at-the-market sales, conversion of Class B Common Stock, conversion of notes, exchanges of notes, transaction fee payments, and equity grant vesting. The dilutive effect of these issuances was partially offset by the cancellation of 51,769,784 shares of our Class B Common Stock. Because of our need for additional liquidity, in the future, we may issue additional shares of Class A common stock to raise cash to refinance indebtedness, for working capital, to finance strategic initiatives and future acquisitions or for other purposes. We may also issue securities convertible into, or exchangeable for, or that represent the right to receive, shares of Class A common stock We may also acquire interests in other companies by using a combination of cash and shares of Class A common stock or just shares of Class A common stock. Any of these events may dilute the ownership interests of current stockholders, reduce our earnings per share or have an adverse effect on the price of our shares of Class A common stock. We intend to ask our stockholders to approve increasing the number of authorized shares of Class A Common Stock in order to issue additional equity, which would expand our ability to undertake potentially dilutive transactions.

As a result of the market prices and trading volume that our shares of Class A common stock have recently experienced, and may in the future again experience and extreme volatility, purchasers of our Class A common stock could incur substantial losses.

The market prices and trading volume that our shares of Class A common stock have recently experienced, and may continue to experience and extreme volatility could cause purchasers of our Class A common stock to incur substantial losses. For example, during 2021 to date, the market price of our Class A common stock has fluctuated from an intra-day low of $1.91 per share on January 5, 2021 to an intra-day high on the NYSE of $20.36 on January 27, 2021. Since January 27, 2021, the trading price of our Class A common stock has reached an intra-day low on the NYSE of $5.26 per share on February 9, 2021, and the last reported sale price of our Class A common stock on the NYSE on March 10, 2021, was $9.85 per share. Significant fluctuations in the market price of our Class A common stock have been accompanied by reports of strong and atypical retail investor interest, including on social media and online forums. The market volatility and trading patterns we have experienced create several risks for investors, including the following:

●	the market price of our Class A common stock may experience rapid and substantial increases or decreases unrelated to our operating performance or prospects, or macro or industry fundamentals;
●	factors in the public trading market for our Class A common stock may include the sentiment of retail investors (including as may be expressed on financial trading and other social media sites and online forums), the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our Class A common stock and any related hedging and other trading factors;
●	our market capitalization, as implied by various trading prices, has reflected valuations that diverge significantly from those seen prior to recent volatility and that are significantly higher than our market capitalization immediately prior to the COVID-19 pandemic, and to the extent these valuations reflect trading dynamics unrelated to our financial performance or prospects, purchasers of our Class A common stock could incur substantial losses if there are declines in market prices driven by a return to earlier valuations;
●	to the extent volatility in our Class A common stock is caused by a “short squeeze” in which coordinated trading activity causes a spike in the market price of our Class A common stock as traders with a short position make market purchases to avoid or to mitigate potential losses, investors may purchase at inflated prices unrelated to our financial performance or prospects, and may thereafter suffer substantial losses as prices decline once the level of short-covering purchases has abated;
●	if the market price of our Class A common stock declines, you may be unable to resell your shares at or above the price at which you acquired them. We cannot assure you that the equity issuance of our Class A common stock will not fluctuate or decline significantly in the future, in which case you could incur substantial losses.

We may continue to incur rapid and substantial increases or decreases in our stock price in the foreseeable future that may not coincide in timing with the disclosure of news or developments by or affecting us. Accordingly, the market price of our shares of Class A common stock may fluctuate dramatically, and may decline rapidly, regardless of any developments in our business. Overall, there are various factors, many of which are beyond our control, that could negatively affect the market price of our Class A common stock or result in fluctuations in the price or trading volume of our Class A common stock, including:

●	the ongoing impacts and developments relating to the COVID-19 pandemic;
●	actual or anticipated variations in our annual or quarterly results of operations, including our earnings estimates and whether we meet market expectations with regard to our earnings;
●	our current inability to pay dividends or other distributions;
●	publication of research reports by analysts or others about us or the motion picture exhibition industry, which may be unfavorable, inaccurate, inconsistent or not disseminated on a regular basis;
●	changes in market interest rates that may cause purchasers of our shares to demand a different yield;
●	changes in market valuations of similar companies;
●	market reaction to any additional equity, debt or other securities that we may issue in the future, and which may or may not dilute the holdings of our existing stockholders;
●	additions or departures of key personnel;
●	actions by institutional or significant stockholders;
●	short interest in our stock and the market response to such short interest;
●	the dramatic increase in the number of individual holders of our stock and their participation in social media platforms targeted at speculative investing;
●	speculation in the press or investment community about our company or industry;
●	strategic actions by us or our competitors, such as acquisitions or other investments;
●	legislative, administrative, regulatory or other actions affecting our business, our industry, including positions taken by the Internal Revenue Service (“IRS”);
●	investigations, proceedings, or litigation that involve or affect us;
●	the occurrence of any of the other risk factors included or incorporated by reference in this Annual Report on Form 10-K; and
●	general market and economic conditions.

On February 1, 2021, Wanda exercised their right to convert all outstanding Class B common stock to Class A common stock and holds 44,042,724 shares of Class A Common Stock on March 3, 2021 based on our records and information from Wanda, all of which constitute "restricted securities" under the Securities Act. Provided the holders comply with the applicable volume limits and other conditions prescribed in Rule 144 under the Securities Act, all of these restricted securities are currently freely tradeable.

Pursuant to a registration rights agreement dated December 23, 2013, we have agreed to use our best efforts to effect registered offerings upon request from Wanda and to grant incidental or "piggyback" registration rights with respect to any registrable securities held by Wanda. The obligation to affect any demand for registration by Wanda will be subject to certain conditions, including limitations on the number of demand registrations and limitations on the minimum value of securities to be registered. We have also agreed to use our best efforts to grant certain incidental or "piggyback" registration rights with respect to securities issued to certain current and former officers.

Future offerings of debt, which would be senior to our Class A common stock upon liquidation, and/or preferred equity securities, which may be senior to our Class A common stock for purposes of distributions or upon liquidation, could adversely affect the market price of our Class A common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or preferred equity securities, including convertible or non-convertible senior or subordinated notes, convertible or non-convertible preferred stock, medium-term notes and trust preferred securities. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our Class A common stock. In addition, any preferred stock we may issue could have a preference on liquidating distributions or a preference on distribution payments that could limit our ability to make a distribution to the holders of our Class A common stock. Since our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our Class A common stock.

Anti-takeover protections in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage or prevent a takeover of our Company, even if an acquisition would be beneficial to our stockholders.

Provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as amended, as well as provisions of the Delaware General Corporation Law delay or make it more difficult to remove incumbent directors or for a third-party to acquire us, even if a takeover would benefit our stockholders. These provisions include:

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

An issuance of preferred stock could dilute the voting power of the common stockholders and adversely affect the market value of our Class A common stock.

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

Wanda may have significant influence over our corporate management and affairs.

On December 14, 2020, as a result of additional sales of our Class A Common Stock, Wanda’s aggregate common stock ownership fell below 30%. Accordingly, on the record date for the next stockholders’ meeting after such date, Wanda’s shares of our Class B common stock (which have three votes per share), were to automatically convert into our Class A common stock (the publicly traded stock) with one vote per share. As of December 31, 2020, Wanda owned 51,769,784 shares of Class B common stock, or 23.08% of our outstanding common stock, representing approximately 47.37% of the voting power of our outstanding common stock. On January 29, 2021, in connection the conversion of our Convertible Notes due 2026 into shares of our Class A Common Stock, Wanda forfeited 5,666,000 of their Class B Common Stock. On February 1, 2021, Wanda exercised its right to convert its remaining 46,103,784 shares of Class B Common stock into an equivalent number of shares of Class A Common Stock. Even after conversion, Wanda may have significant influence over our corporate management and affairs, due to their representation on the Board of Directors and their 9.8% stock ownership as of March 3, 2021, based on our records and information from Wanda.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table sets forth the general character and ownership classification of our theatre circuit, excluding non-consolidated joint ventures and managed theatres, as of December 31, 2020:

Property Holding Classification	Theatres	Screens
Owned	55	504
Leased	825	9,678
Total	880	10,182

We lease our corporate headquarters in Leawood, Kansas. We believe our facilities are currently adequate for our operations.

Please refer to Narrative Description of Business under Part I, Item 1 of this Annual Report on Form 10-K for the geographic locations of our Theatrical Exhibition circuit as of December 31, 2020. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common equity consists of Class A and Class B common stock. Our Class A common stock has traded on the New York Stock Exchange since December 18, 2013 under the symbol “AMC.” There was no established public trading market for our Class B common stock and on February 1, 2021, all outstanding Class B common stock was converted to Class A common stock.

Holders of Common Stock

On March 3, 2021, there were 1,513 stockholders of record of our Class A common stock.

Dividend Policy

In the first quarter of 2020, we elected to decrease the dividend paid in the first quarter of 2020 by $0.17 per share (or a quarterly rate equal to approximately $0.03 per share) when compared to quarterly cash dividends paid of $0.20 per share for each quarter in 2019 on Holdings’ Class A and Class B common stock. Since April 24, 2020, we have been prohibited from making dividend payments in accordance with the covenant suspension conditions in our Senior Secured Credit Facility Agreement. The payment of future dividends after expiration of our covenant suspension conditions (for further information see Notes 8—Corporate Borrowings and Finance Lease Obligations to the Consolidated Financial Statements included in Part II, Item 8 on this Annual Report on Form 10-K) is subject to our Board of Directors’ discretion and dependent on many considerations, including limitations imposed by covenants in the agreements governing our indebtedness, operating results, capital requirements, strategic considerations and other factors.

We will only be able to pay dividends from our available cash on hand and funds received from our subsidiaries. Their ability to make any payments to us will depend upon many factors, including our operating results, cash flows and the terms of the Senior Secured Credit Facility and the indentures governing our debt securities. The declaration and payment of any future dividends will be at the sole discretion of our Board of Directors after taking into account various factors, including legal requirements, our subsidiaries’ ability to make payments to us, our financial condition, operating results, cash flow from operating activities, available cash and current and anticipated cash needs. See the Liquidity and Capital Resources section of Item 7 of Part II thereof for further information regarding the dividend restrictions.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12. of Part III of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

On July 31, 2020, we issued 5,000,000 shares of Class A common stock in a private placement pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act. The shares of Class A common stock were issued as consideration for the backstop commitment provided by certain holders of our subordinated notes to backstop 100% of the unsubscribed portion of our offering of first lien notes.

On December 14, 2020, we issued an aggregate of 21,978,022 shares of Class A common stock in a private placement to Mudrick Capital Management, LP (“Mudrick”) in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act. The shares of Class A common stock were issued as consideration for (i) the commitment provided by Mudrick with respect to the purchase of $100 million in aggregate principal amount of new 15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026 issued by the Company and (i) the exchange of $104.5 million aggregate principal amount of the Company’s 10%/12% Cash/PIK Toggle Second Lien Subordinated Secured Notes due 2026 held by Mudrick.

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

The following stock performance graph compares, for the period December 31, 2015 through December 31, 2020, the cumulative total stockholder returns for AMC’s common stock, the Standard & Poor’s Corporation Composite 500 Index and a self-determined peer group consisting of Cinemark Holdings, Inc. (CNK) and IMAX Corporation (IMAX) (“2018-2020 Peer Group”). Prior to 2018, this peer group consisted of CNK and Regal Entertainment Group (“Regal”) (“2015-2017 Peer Group”). Regal was acquired in 2018 and is no longer a publicly traded company. With the loss of Regal as a publicly traded company in our peer group, we determined to add IMAX to our peer group in 2018. Measurement points are the last trading day for each month ended December 31, 2015 through December 31, 2020. The graph assumes that $100.00 was invested on December 31, 2015 in our common stock and in our peer group and in the Standard & Poor’s Corporation Composite 500 Index and assumes reinvestment of any dividends.

The stock price performance below is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among AMC Entertainment Holdings, Inc., the S&P 500 Index, and a 2015-2017 Peer Group and 2018-2020 Peer Group

*$100 invested on December 31, 2015 in stock or in index, including reinvestment of dividends.

Fiscal year ended December 31.

Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/15	3/16	6/16	9/16	12/16
AMC Entertainment Holdings, Inc.	100.00	117.53	116.74	132.31	144.06
S&P 500	100.00	101.35	103.84	107.84	111.96
Peer Group	100.00	100.08	100.01	103.37	106.64

		3/17	6/17	9/17	12/17
AMC Entertainment Holdings, Inc.		135.55	98.89	64.86	67.57
S&P 500		118.75	122.42	127.90	136.40
Peer Group		121.35	98.39	94.62	93.01

		3/18	6/18	9/18	12/18
AMC Entertainment Holdings, Inc.		63.68	73.06	102.37	62.18
S&P 500		135.37	140.02	150.81	130.42
Peer Group		94.85	93.63	108.43	92.69

		3/19	6/19	9/19	12/19
AMC Entertainment Holdings, Inc.		76.22	48.78	56.91	39.45
S&P 500		148.22	154.60	157.23	171.49
Peer Group		106.06	96.13	103.96	93.07

		3/20	6/20	9/20	12/20
AMC Entertainment Holdings, Inc.		17.33	23.53	25.83	11.63
S&P 500		137.88	166.20	181.05	203.04
Peer Group		31.52	36.77	34.26	56.64

Item 6. Selected Financial Data.

	Year Ended
	December 31,
(In millions, except operating data)	2020	2019	2018	2017	2016
Statement of Operations Data:
Revenues:
Admissions	$712.1	$3,301.3	$3,385.0	$3,229.5	$2,049.4
Food and beverage	362.4	1,719.6	1,671.5	1,548.4	1,019.1
Other revenue	167.9	450.1	404.3	301.3	167.4
Total revenues	1,242.4	5,471.0	5,460.8	5,079.2	3,235.9
Operating Costs and Expenses:
Film exhibition costs	322.7	1,699.1	1,710.2	1,604.3	1,089.5
Food and beverage costs	88.8	278.7	270.9	252.1	142.2
Operating expense, excluding depreciation and amortization below	856.0	1,686.6	1,654.7	1,548.0	873.5
Rent	884.1	967.8	797.8	794.4	505.5
General and administrative:
Merger, acquisition and other costs(1)	24.6	15.5	31.3	63.0	47.9
Other, excluding depreciation and amortization below	156.7	153.0	179.3	133.2	90.0
Depreciation and amortization	498.3	450.0	537.8	538.6	268.2
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill(2)	2,513.9	84.3	13.8	43.6	5.5
Operating costs and expenses	5,345.1	5,335.0	5,195.8	4,977.2	3,022.3
Operating income (loss)	(4,102.7)	136.0	265.0	102.0	213.6
Other expense (income)(3)	28.9	13.4	(108.1)	(1.5)	0.3
Interest expense:
Corporate borrowings	311.0	292.8	262.3	231.6	110.7
Capital and financing lease obligations	5.9	7.6	38.5	42.4	10.8
Non-cash NCM exhibitor services agreement(4)	40.0	40.4	41.5	—	—
Equity in (earnings) losses of non-consolidated entities(5)	30.9	(30.6)	(86.7)	185.2	(47.7)
Investment expense (income)(6)	10.1	(16.0)	(6.2)	(22.6)	(10.2)
Earnings (loss) before income taxes	(4,529.5)	(171.6)	123.7	(333.1)	149.7
Income tax provision (benefit)(7)	59.9	(22.5)	13.6	154.1	38.0
Net earnings (loss)	(4,589.4)	(149.1)	110.1	(487.2)	111.7
Less: Net loss attributable to noncontrolling interests	(0.3)	—	—	—	—
Net earnings (loss) attributable to AMC Entertainment Holdings, Inc.	$(4,589.1)	$(149.1)	$110.1	$(487.2)	$111.7
Earnings (loss) per share attributable to AMC Entertainment Holdings, Inc.'s common stockholders:
Basic	$(39.15)	$(1.44)	$0.91	$(3.80)	$1.13
Diluted	$(39.15)	$(1.44)	$0.41	$(3.80)	$1.13
Average shares outstanding
Basic (in thousands)	117,212	103,832	120,621	128,246	98,838
Diluted (in thousands)	117,212	103,832	130,105	128,246	98,872
Dividends declared per basic and diluted common share	$0.03	$0.80	$2.35	$0.80	$0.80

	Year Ended
	December 31,
(In millions, except operating data)	2020	2019	2018	2017	2016
Balance Sheet Data (at period end):
Cash and cash equivalents	$308.3	$265.0	$313.3	$310.0	$207.1
Corporate borrowings	5,715.8	4,753.4	4,723.0	4,235.3	3,761.0
Other long-term liabilities(8)	241.3	195.9	963.1	903.8	706.6
Capital and financing lease obligations	96.0	99.9	560.2	651.4	675.4
AMC Entertainment Holdings, Inc.'s stockholder’s equity (deficit)	(2,885.1)	1,214.2	1,397.6	2,112.4	2,009.7
Total assets	10,276.4	13,675.8	9,495.8	9,805.9	8,641.8
Other Data:
Net cash provided by (used in) operating activities	$(1,129.5)	$579.0	$523.2	$537.4	$431.7
Capital expenditures	(173.8)	(518.1)	(576.3)	(626.8)	(421.7)
Screen additions	63	85	89	96	17
Screen acquisitions	14	70	39	736	5,201
Screen dispositions	593	210	211	258	38
Construction openings (closures), net	18	5	5	37	(48)
Average screens—continuing operations(9)	5,049	10,669	10,696	10,675	5,592
Number of screens operated	6,048	11,041	11,091	11,169	10,558
Number of theatres operated	503	1,004	1,006	1,014	906
Total number of circuit screens	10,543	11,041	11,091	11,169	10,558
Total number of circuit theatres	950	1,004	1,006	1,014	906
Screens per theatre	11.1	11.0	11.0	11.0	11.7
Attendance (in thousands)—continuing operations(9)	75,190	356,443	358,901	346,763	215,145
(1)	Merger, acquisition and other costs related to expenses incurred in connection with the Carmike (acquired December 2016), Odeon (acquired November 2016) and Nordic (acquired March 2017) acquisitions. During the year ended December 31, 2020, expenses were primarily due to legal and professional costs related to strategic contingent planning. During the year ended December 31, 2019, expenses were primarily due to organizational design including one-time severance and outplacement costs of $9.8 million and acquisitions and divestitures including entity simplification costs of $4.0 million. The year ended December 31, 2018 includes the write-off of $8.0 million of deferred costs related to an Odeon proposed public offering and $6.3 million of expense related to an arbitration ruling on a pre-acquisition date rent dispute for Odeon. During the year ended December 31, 2017, merger, acquisition and other costs includes $22.6 million of expense for NCM common units surrendered as a part of the exclusivity waiver with NCM in connection with the Department of Justice (“DOJ”) Final Judgment (“Final Judgment”). During the year ended December 31, 2016, merger, acquisition and other costs includes a $10.0 million management transaction bonus financed by a capital contribution from Wanda and related to the successful completion of the Odeon and Carmike acquisitions during 2016.
(2)	During the year ended December 31, 2020, we recorded goodwill non-cash impairment of $1,276.1 million and $1,030.3 million related to the enterprise fair values of the Domestic Theatres and International Theatres reporting units, respectively. During the year ended December 31, 2020, we recorded non-cash impairment charges related to our long-lived assets of $152.5 million on 101 theatres in the U.S. markets with 1,139 screens and $25.4 million on 37 theatres in the International markets with 340 screens and recorded impairment charges related to indefinite-lived intangible assets of $12.5 million and $2.7 million related to the Odeon and Nordic trade names, respectively, in the International markets. We also recorded non-cash impairment charges of $14.4 million for our definite-lived intangible assets in the Domestic Theatres reporting unit during the year ended December 31, 2020. During the year ended December 31, 2019, we recorded non-cash impairment of long-lived assets of $84.3 million on 40 theatres in the U.S. markets with 512 screens, 14 theatres in the International markets with 148 screens, and a U.S. property held and not used. During the fourth quarter of 2018, we recorded non-cash impairment losses of $13.8 million on 13 theatres in the U.S. markets with 150 screens and on 15 theatres in the International markets with 118 screens. During calendar 2017, we recorded an impairment of long-lived assets loss of $43.6 million on 12 theatres in the U.S. markets with 179 screens which was related to property held and used.
(3)	Other expense (income) for the year ended December 31, 2020 included a loss of $109.0 million related to the fair value adjustments of the derivative liability and derivative asset for our Convertible Notes, financing fees related to the Exchange Offer of $39.3 million, and credit losses related to contingent lease guarantees of $15.0 million, partially offset by a gain on extinguishment of the Second Lien Notes due 2026 of $93.6 million and financing related foreign currency transaction losses. Other expense of $13.4 million during the year ended December 31, 2019 was primarily due to $16.6 million of expense related to the repayment of indebtedness, foreign currency transaction losses of $1.5 million, and non-operating net periodic benefit cost of $1.2 million, and the decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $17.7 million, partially offset by decrease in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes of $23.5 million. During the year ended December 31, 2018, other income of $108.1 million is primarily due to $66.4 million of income for the decrease in the fair value of the derivative liability related to the embedded conversion feature for the Convertible Notes and $45.0 million of income for the increase in fair value of the derivative asset related to the contingent call option for the cancellation of additional shares of Class B common stock in the Stock Purchase and Cancellation Agreement with Wanda. See Note 8—Corporate Borrowings and Finance Lease Obligations in the Notes to Consolidated Financial Statements under Part II, Item 8, thereof for further information regarding the derivative liability related to the embedded conversion feature, the call option for the cancellation of additional shares of Class B common stock.
(4)	Non-cash NCM exhibitor services agreement includes a significant financing component due to the significant length of time between receiving the non-cash consideration and fulfilling the performance obligation. We received the non-cash consideration in the form of common membership units from NCM, in exchange for rights to exclusive access to our theatre screens and attendees through February 2037. Upon adoption of ASC 606 in year 2018, our advertising revenues have significantly increased with a similar offsetting increase in non-cash interest expense.
(5)	Equity in (earnings) loss of non-consolidated entities includes impairment losses in the International markets related to equity method investments of $8.6 million during the year ended December 31, 2020. Equity in earnings for the year ended December 31, 2018 includes a $28.9 million gain on the sale of all of our remaining interest in NCM and a $30.1 million gain related to the Screenvision merger. During the year ended December 31, 2017, we recorded non-consolidated entity impairment losses and losses on dispositions of our NCM ownership interests of approximately $230.7 million.
(6)	Investment expense (income) during the year ended December 31, 2020 includes impairment losses of $15.9 million related to equity interest investments without a readily determinable fair value accounted for under the cost method in the U.S. markets. Investment expense (income) during the year ended December 31, 2019 includes a gain on the sale of our Austria theatres of $12.9 million and a loss on impairment of an investment of $3.6 million. During the year ended December 31, 2017, investment expense (income) includes a gain on sale of Open Road of $17.2 million. Investment expense (income) includes a gain on sale of our shares in RealD, Inc. of $3.0 million during the year ended December 31, 2016.
(7)	During the year ended December 31, 2020, income tax expense was primarily due to the recording of international valuation allowances against deferred tax assets held in Spain of $40.1 million and Germany of $33.1 million, partially offset by income tax benefit from net losses incurred in International markets. During the year ended December 31, 2019, an international valuation allowance previously established against deferred tax assets held in Spain was released in the fourth quarter of 2019 resulted in a $41.5 million benefit to income tax expense. During the year ended December 31, 2017, we recorded the impact of the change in enacted Federal tax rates in our U.S. jurisdictions of $88.6 million and the impact of a full valuation allowance on our deferred income taxes in U.S. jurisdictions of $221.6 million, for an aggregate charge of approximately $310.0 million in the fourth quarter of 2017. We estimate that we will have no liability for deemed repatriation of foreign earnings. During the year ended December 31, 2016, we recorded a $19.2 million income tax benefit related to favorable resolutions of uncertain tax positions with authorities.
(8)	Other long-term liabilities exclude operating lease liabilities, which were recorded to operating lease liabilities in the consolidated balance sheets effective in year 2019 upon adoption of ASC 842, Leases.
(9)	Includes consolidated theatres only.

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

Overview

AMC is the world’s largest theatrical exhibition company and an industry leader in innovation and operational excellence. We operate theatres in 14 countries, including the U.S., Europe and Saudi Arabia. In the United States, as of December 31, 2019, prior to the COVID-19 pandemic, AMC has the #1 market share in the top two markets, New York and Los Angeles.

Our theatrical exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs® customer loyalty program, rental of theatre auditoriums, income from gift card and exchange ticket sales, and online ticketing fees. As of December 31, 2020, we owned, operated or had interests in 950 theatres and 10,543 screens.

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

The North American industry box office has been significantly impacted by the COVID-19 pandemic during the year ended December 31, 2020. Although certain states authorized the reopening of theatres as early as June 2020, with limited seating capacities and social distancing guidelines, some states, including California and New York, remain partially or entirely closed for theatrical exhibition as of December 31, 2020. As a result, studios have postponed new film releases or moved them to the home video market, and movie release dates may continue to move in the future. Major movie releases that were previously scheduled to be released in 2020 have either been rescheduled for 2021 or slated for direct to streaming or PVOD in lieu of a theatrical release, which left a reduced slate of movie releases for 2020, and release dates may continue to move. Certain competitors have decided to temporarily reclose their theatres in light of the ongoing pandemic and the reduced slate of movie releases, which may further exacerbate the trend described above. As a result of the reduced slate of first-run movie releases, we have licensed and exhibited a larger number of films that were released in prior years or decades and where the film rental terms are much lower than for first-run movie releases. The combination of theatre closures, reopening restrictions and limited new film distribution has resulted in a significantly lower industry box office for the year ended December 31, 2020 compared to the year ended December 31, 2019. In response to the current low attendance levels, (in addition to any local capacity restrictions) we have made adjustments to theatre operating hours in those markets where we are open to align screen availability and associated theatre operating costs with attendance levels for each theatre. We also introduced AMC Private Screening, which allows moviegoers to reserve a separate AMC Safe & Clean auditorium for a private screening for up to 20 people, starting at $99 plus tax.

During 2020, we entered into an agreement with Universal, a division of Comcast Corporation (NASDAQ:CMCSA), to distribute films utilizing a minimum 17-day theatrical exhibition window, after which time Universal will have the option to make its titles available across premium video on demand (“PVOD”) platforms. This multi-year agreement preserves exclusivity for theatrical viewing for at least the first three weekends of a film’s release, during which time a considerable majority of a movie’s theatrical box office revenue typically is generated. AMC will also share in new revenue streams that will come to the movie ecosystem from PVOD.

During the 2020 calendar year, films licensed from our six largest distributors based on revenues accounted for approximately 80% of our U.S. admissions revenues, which consisted of Sony, Disney, Universal, Warner Bros., Paramount, and Lionsgate. In Europe, approximately 75% of our box office revenue came from films attributed to our three largest distributor groups; which consisted of Warner Bros., Disney, and various independent distributors as a whole (with each independent distributor representing 10% or less). Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor’s films in any given year.

Movie Screens

The following table provides detail with respect to digital delivery, 3D enabled projection, large screen formats, such as IMAX® and our proprietary Dolby Cinema™, other Premium Large Format (“PLF”) screens, enhanced food and beverage offerings and our premium seating as deployed throughout our circuit on December 31, 2020. This data represents available services in a pre-COVID-19 environment. Due to mandated government attendance restrictions, the ability for guests to utilize all these amenities has been significantly curtailed:

	U.S. Markets		International Markets
	Number of	Number of	Number of	Number of
	Screens As of	Screens As of	Screens As of	Screens As of
Format	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
IMAX®	185	188	36	35
Dolby CinemaTM	149	148	6	5
Other Premium Large Format ("PLF")	54	50	75	70
Dine-in theatres	723	725	8	8
Premium seating	3,342	3,256	533	451

As of December 31, 2019, prior to the COVID-19 pandemic, AMC was the largest IMAX® exhibitor in the U.S. with a 56% market share. Each one of our IMAX® local installations is protected by geographic exclusivity, and as of December 31, 2019, our IMAX® screen count was 98% greater than our closest competitor. We also operate 36 IMAX® screens in Europe. As part of our long-term growth strategy, we expect to continue to expand our IMAX® relationship across the U.S. and Europe, further strengthening our position as the largest IMAX® exhibitor in the U.S. and a leading IMAX® exhibitor in the United Kingdom and Europe. During the year ended December 31, 2020, we closed four IMAX screens related to U.S. theatres that were permanently closed and opened one new IMAX screen.

As of December 31, 2020, we operated 149 Dolby Cinema™ at AMC auditoriums in the U.S. In December 2018, we introduced the first United Kingdom Dolby Cinema Auditorium in our iconic Leicester Square theatre in the heart of London, ending 2020 with six Dolby Cinema™ Auditoriums in Europe. We expect to expand the deployment of our innovative Dolby Cinema™ auditoriums in both our U.S. and International markets as part of our long-term growth strategy.

We also offer our private label PLF experience at many of our locations, with superior sight and sound technology and enhanced seating as contrasted with our traditional auditoriums. These proprietary PLF auditoriums offer an enhanced theatrical experience for movie-goers beyond our current core theatres, at a lower price premium than IMAX® and/or Dolby Cinema™. Therefore, it may be especially relevant in smaller or more price-sensitive markets. As of December 31, 2020, we operated 54 screens under proprietary PLF brand names in the U.S. markets and 75 in the International markets.

Guest Amenities

As part of our long-term strategy, we seek to continually upgrade the quality of our theatre circuit through substantial renovations featuring our seating concepts, acquisitions, new builds (including expansions), expansion of food and beverage offerings (including dine-in theatres), and by disposing of older screens through closures and sales. As discussed above, certain aspects of our long-term strategy, such as growth capital expenditures, with the exception of prior commitments are suspended at this time as a result of the impact of the COVID-19 pandemic on our business. We cannot currently determine when we will be able to resume these aspects of our long-term growth strategy. We believe we are an industry leader in the development and operation of theatres. Typically, our theatres have 12 or more screens and offer amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and premium seat design.

Recliner seating is the key feature of theatre renovations. We believe that maximizing comfort and convenience for our customers will be increasingly necessary to maintain and improve our relevance. These renovations, in conjunction with capital contributions from our landlords, involve stripping theatres to their basic structure in order to replace finishes throughout, upgrading the sight and sound experience, installing modernized points of sale and, most importantly, replacing traditional theatre seats with plush, electric recliners that allow customers to deploy a leg rest and fully recline at the push of a button. As of December 31, 2019, prior to the COVID-19 pandemic, the quality improvement in the customer experience could drive a 33% increase in attendance, on average, at these locations in their first year post renovation. These increases will only continue post-COVID-19 pandemic if attendance returns to normalized pre-COVID-19 levels. Upon reopening a remodeled theatre, we typically increase the ticket price to reflect the enhanced consumer experience.

As of December 31, 2020, in our U.S. markets we featured recliner seating in approximately 339 U.S. theatres, including Dine-in-Theatres, totaling approximately 3,342 screens and representing 43.6% of total U.S. screens. In our International markets, as of December 31, 2020, we had recliner seating in approximately 77 International theatres, totaling approximately 533 screens and representing 18.5% of total International screens.

Open-source internet ticketing makes our AMC seats (approximately 1.1 million as of December 31, 2020) in all our U.S. theatres and auditoriums for all our showtimes as available as possible, on as many websites as possible. Our tickets are currently on sale either directly or through mobile apps, at our own website and our mobile apps and other third-party ticketing vendors. For the year ended December 31, 2020, approximately 53.0% of our tickets were purchased online in the U.S., with approximately 76.0% of total online tickets being purchased through AMC.

Food and beverage sales are our second largest source of revenue after box office admissions. Our deployment initiatives also apply to food and beverage enhancements. We have expanded our menu of enhanced food and beverage products to include meals, healthy snacks, premium beers, wine and mixed drinks, and other gourmet products. Our long-term growth strategy calls for investment across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage design improvements to the development of new dine-in theatre options. As a result of the COVID-19 pandemic, we have temporarily modified our food and beverage operations to include more simplified concession menus, cashless transactions technology, hand sanitizer and disinfecting wipes, and condiment and drink refills available by request, all in an effort to reduce the number of touch-points between guests and employees. We have also upgraded our Coca Cola Freestyle beverage machines to include a mobile app allowing guests to dispense drinks without the need to utilize the machine’s touch screen.

Our MacGuffins Bar and Lounges (“MacGuffins”) give us an opportunity to engage our legal age customers. As of December 31, 2020, we offer alcohol in approximately 340 AMC theatres in the U.S. markets and 251 theatres in our International markets and continue to explore expansion globally.

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

The portion of the admissions and food and beverage revenues attributed to the rewards is deferred as a reduction of admissions and food and beverage revenues and is allocated between admissions and food and beverage revenues based on expected member redemptions. Upon redemption, deferred rewards are recorded as revenues along with associated cost of goods. We estimate point breakage in assigning value to the points at the time of sale based on historical trends. The program’s annual membership fee is allocated to the material rights for discounted or free products and services and is initially deferred, net of estimated refunds, and recorded as the rights are redeemed based on estimated utilization, over the one-year membership period in admissions, food and beverage, and other revenues. A portion of the revenues related to a material right are deferred as a virtual rewards performance obligation using the relative standalone selling price method and are recorded as the rights are redeemed or expire.

AMC Stubs® A-List is our monthly subscription-based tier of our AMC Stubs® loyalty program. This program offers guests admission to movies at AMC up to three times per week including multiple movies per day and repeat visits to already seen movies for $19.95 to $23.95 per month depending upon geographic market. AMC Stubs® A-List also includes premium offerings including IMAX®, Dolby Cinema™ at AMC, RealD, Prime and other proprietary PLF brands. AMC Stubs® A-List members can book tickets on-line in advance and select specific seats at AMC Theatres with reserved seating. Upon the temporary suspension of theatre operations due to the COVID-19 pandemic, all monthly A-List subscription charges were put on hold. As we reopened theatres, A-List members had the option to reactivate their subscription, which restarted the monthly charge for the program.

As of December 31, 2020, we had more than 23,300,000 member households enrolled in AMC Stubs® A-List, AMC Stubs Premiere™ and AMC Stubs Insider™ programs, combined. Our AMC Stubs® members represented approximately 45% of AMC U.S. markets attendance during the year ended December 31, 2020. Our large database of identified movie-goers also provides us with additional insight into our customers’ movie preferences. This enables us to have a larger, more personalized and targeted marketing effort.

In our International markets, we currently have loyalty programs in the major territories in which we operate. The movie-goers can earn points for spending money at the theatre, and those points can be redeemed for tickets and concession items at a later date. We currently have more than 11,400,000 active members in our various International loyalty programs. We are currently evaluating the Odeon loyalty programs to determine how best to reward our European movie-goers and heighten guest loyalty to drive additional attendance to Odeon theatres.

Our marketing efforts are not limited to our loyalty program as we continue to improve our customer connections through our website and mobile apps and expand our online and movie offerings. We continued to roll out our upgraded mobile applications across the U.S. circuit with the ability to order food and beverage offerings via our mobile applications while ordering tickets ahead of scheduled showtimes. Our mobile applications also include AMC Theatres On Demand, a service for members of the AMC Stubs® loyalty program that allows them to rent or buy movies.

In response to the COVID-19 pandemic, AMC’s robust online and mobile platforms in our U.S. markets offer customers the safety and convenience of enhanced social distancing by allowing them to purchase tickets and concession items online, avoid the ticket line, and limit other high-touch interactions with AMC employees and other guests. Online and mobile platforms are also available in our International markets.

Significant Transactions

Equity Distribution Agreements. On September 24, 2020, we entered into an equity distribution agreement with Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC, as sales agents to sell 15 million shares, and also on October 20, 2020 to sell an additional 15 million shares, of our Class A common stock, par value $0.01 per share, through an “at-the-market” offering program. On November 10, 2020 and December 11, 2020, we entered into an equity distribution agreement with Goldman Sachs & Co. LLC and B. Riley Securities, Inc., as sales agents to sell up to 20 million and 178.0 million shares, respectively, of Class A common stock, par value $0.01 per share, through an “at-the-market” offering program. We raised gross proceeds of approximately $272.8 million for the year ended December 31, 2020, through our at-the-market offering of approximately 90,955,685 shares of its Class A common stock and paid fees to the sales agents of approximately $6.8 million. We have used and continue to use the net proceeds from the sale of the Class A common stock pursuant to the equity distribution agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness or working capital, capital expenditures and other investments. See Note 17—Subsequent Events of the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof for further information regarding additional at-the-market offerings.

Baltics’ theatre sale agreement. On August 28, 2020, we entered into an agreement to sell our equity interest in Forum Cinemas OU, which consists of nine theatres located in the Baltics’ region (Latvia, Lithuania and Estonia) and is included in our International markets reportable segment, for total consideration of approximately €77.25 million, including cash of approximately €64.35 million or $76.6 million prior to any transaction costs. This transaction was undertaken by us to further increase its liquidity and strengthen its balance sheet at a transaction multiple that demonstrates that market participants ascribe positive value to the business. The completion of the sale will take place in several steps and is contingent upon clearance from each regulatory competition council in each country. We received

$37.5 million (€31.53 million) cash consideration upon entering into the sale agreement on August 28, 2020, transferred an equity interest of 49% in Forum Cinemas OU to the purchaser and recorded an initial noncontrolling interest of $34.9 million in total equity (deficit). Transaction costs of $1.4 million and net gain of $1.2 million related to the sale of 49% equity interest of Lithuania and Estonia and the 100% disposal of Latvia were recorded in additional paid-in capital during the year ended December 31, 2020 and will be recognized in earnings when the remaining 51% interests in Lithuania and Estonia are disposed. At December 31, 2020, the carrying amounts of the major classes of assets and liabilities included as part of the disposal group that were previously included in the International markets reportable segment were; goodwill of $41.8 million, property, net, of $13.0 million, operating lease right-of-use assets, net of $15.7 million, and current and long-term operating lease liabilities of $2.4 million and $13.7 million, respectively. The remaining cash consideration is payable upon completion of the sale of the remaining 51% equity interest in Lithuania and Estonia, which is expected to occur in two separate transactions by country following competition council clearance in each country. At December 31, 2020, our noncontrolling interest of 49% in Lithuania and Estonia was $26.9 million. We estimate the sale of Forum Cinemas will be completed in 2021.

Exchange Offers. On July 31, 2020, we closed our previously announced Exchange Offer for our Existing Senior Subordinated Notes for new Second Lien Notes due 2026 and reduced the principal amount of the Company’s total debt by approximately $555 million, which represented approximately 23.9% of the previously outstanding amount of the Company’s subordinated notes. We raised $300 million in additional cash from the issuance of First Lien Notes due 2026, prior to deducting discounts of $30.0 million and deferred financing costs paid to lenders of $6.0 million. Additionally, certain holders of the Company’s Existing Senior Subordinated Notes that agreed to backstop the offering of $200 million of the Company’s First Lien Notes due 2026 received five million Class A common shares, or 4.6% of AMC’s outstanding shares on July 31, 2020, worth $20.2 million at the market closing price on July 31, 2020. The closing of the Exchange Offer also allowed us to extend maturities on approximately $1.7 billion of debt to 2026, most of which was maturing in 2024 and 2025 previously. Interest due for the coming 12 to 18 months on the Second Lien Notes due 2026 is expected to be paid all or in part on an in-kind basis, thereby generating a further near-term cash savings for us of between approximately $120 million and $180 million. See Note 8—Corporate Borrowings and Finance Lease Obligations of the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof for further information.

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

We realized significant cancellation of debt income (“CODI”) in connection with our debt restructuring. As a result of such CODI, we estimate a significant portion of our net operating losses will be eliminated as a result of tax attribute reductions. Any loss of tax attributes as a result of such CODI may adversely affect our cash flows and therefore our ability to service our indebtedness.

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

We recorded impairment charges related to definite-lived intangible assets of $14.4 million in U.S. markets and indefinite-lived intangible assets of $15.2 million in International markets during the year ended December 31, 2020. There are a number of estimates and significant judgments that are made by management in performing these impairment evaluations. Such judgments and estimates include estimates of future attendance, revenues, rent relief, cost savings, cash flows, capital expenditures, and the cost of capital, among others. Attendance is expected to be significantly below historical levels following reopening with limited seating capacities and social distancing guidelines and studios have postponed new film releases or moved them to the home video market, and movie release dates may continue to move in the future. We believe we have used reasonable and appropriate business judgments. There is considerable management judgment with respect to cash flow estimates and appropriate discount rates to be used in determining fair value, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy. These estimates determine whether impairments have been incurred and quantify the amount of any related impairment charge. Given the nature of our business and our recent history, future impairments are possible and they may be material, based upon business conditions that are constantly changing and the competitive business environment in which we operate.

During the year ended December 31, 2020, we recorded non-cash impairment of long-lived assets of $152.5 million on 101 theatres in the U.S. markets with 1,139 screens (in Alabama, Arizona, Arkansas, California, Colorado, District of Columbia, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Massachusetts, Michigan, Minnesota, Missouri, Montana, Nebraska, New Hampshire, New Jersey, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Washington, Wisconsin and Wyoming) and $25.4 million on 37 theatres in the International markets with 340 screens (in Finland, Germany, Ireland, Italy, Norway, Portugal, Spain, Sweden, and UK), which were related to property, net and operating lease right-of-use assets, net. During the year ended December 31, 2020, we recorded impairment losses related to equity method investments in International markets of $8.6 million in equity in (earnings) loss of non-consolidated entities. In addition, we recorded impairment losses of $15.9 million in U.S. markets within investment expense (income), related to equity interest investments without a readily determinable fair value accounted for under the cost method during the year ended December 31, 2020.

At December 31, 2020, September 30, 2020 and March 31, 2020, we performed a quantitative impairment evaluation of our indefinite-lived intangible assets related to the AMC, Odeon and Nordic trade names and recorded impairment charges of $12.5 million related to Odeon trade name and $2.7 million related to Nordic for the year ended December 31, 2020. No impairment charges were recorded related to the AMC trade name for the year ended December 31, 2020. To estimate fair value of our indefinite-lived trade names, we employed a derivation of the Income Approach known as the Royalty Savings Method. The Royalty Savings Method values an intangible asset by estimating the royalties saved through ownership of the asset. At December 31, 2020, September 30, 2020 and March 31, 2020, we applied royalty rates of 0.5% for AMC and Odeon trade names and 1.0% for Nordic to the related theatre revenues on an after-tax basis using effective tax rates. At December 31, 2020, related cash flows were discounted at 12.0% for AMC and 13.5% for Odeon and Nordic, at September 30, 2020, related cash flows were discounted at 13.0% for AMC and 14.0% for Odeon and Nordic, and at March 31, 2020, related cash flows were discounted at 12.5% for AMC and 14.0% for Odeon and Nordic.

Goodwill. We evaluate the goodwill recorded at our two reporting units (Domestic Theatres and International Theatres) for impairment annually as of the beginning of the fourth fiscal quarter or more frequently as specific events or circumstances dictate. Our market enterprise value fell below carrying value on May 24, 2019 and since that time we have recorded impairment charges as of March 31, 2020, September 30, 2020 and December 31, 2020 to more closely align our carrying value with our market enterprise value.

In accordance with ASC 350-20-35-30, we performed an assessment to determine whether there were any events or changes in circumstances that would warrant an interim ASC 350 impairment analysis as of December 31, 2020, September 30, 2020, June 30, 2020, and March 31, 2020.

Based on the suspension of operations at all of our theatres on or before March 17, 2020 due to the COVID-19 pandemic during the first quarter of 2020, the suspension of operations during the second and third quarters of 2020, the temporary suspension of operations of certain of our International Theatres during the fourth quarter of 2020 again after operations had previously been resumed, and the further delay or cancellation of film releases than originally estimated, we performed the Step 1 quantitative goodwill impairment test as of December 31, 2020. The impairment test for goodwill involves estimating the fair value of the reporting unit and comparing that value to our carrying value. If the estimated fair value of the reporting unit is less than our carrying value, the difference is recorded as a goodwill impairment charge, not to exceed the total amount of goodwill allocated to that reporting unit. In performing the Step 1 quantitative goodwill impairment test as of December 31, 2020, we used an enterprise value approach to measure fair value of the reporting units. The enterprise fair value of the Domestic Theatres and International Theatres reporting units was less than their carrying values as of March 31, 2020 and September 30, 2020, and the fair value of the International Theatres reporting unit was less than its fair value as of December 31, 2020 and goodwill impairment charges of $1,276.1 million and $1,030.3 million, were recorded during the year ended December 31, 2020 for our Domestic Theatres and International Theatres reporting units, respectively.

We determined the fair value of our Domestic Theatres and International Theatres reporting units by using the income approach for the enterprise valuation methodology, which utilizes discounted cash flows. We did not weight any of the enterprise valuation methodology on the market approach. We believe that using 100% income approach provided a more reasonable measurement of the enterprise value basis at December 31, 2020. Due to the volatility and unreliability in the market multiples, the lack of standalone Domestic and International public theatre companies, and the temporary suspension of operations due to the COVID-19 pandemic and the current impact on Adjusted EBITDA, we did not believe that placing any weight on the market approach was appropriate for this valuation.

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

Key rates used in the income approach were as follows:

	December 31, 2020
	Domestic	International
Description	Theatres	Theatres
Income approach:
Weighted average cost of capital/discount rate	11.0%	12.5%
Long-term growth rate	1.0%	1.0%

At September 30, 2020, we performed the Step 1 quantitative goodwill impairment test and used an enterprise value approach to measure fair value of the reporting units. The enterprise fair values of the Domestic Theatres and

International Theatres reporting units were less than their carrying values and goodwill impairment charges of $151.2 million and $5.6 million, respectively, was recorded as of September 30, 2020 for our Domestic Theatres and International Theatres reporting units.

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

Income and operating taxes. Income and operating taxes are inherently difficult to estimate and record. This is due to the complex nature of the U.S. and International tax codes and also because our returns are routinely subject to examination by government tax authorities, including federal, state and local officials. Most of these examinations take place a few years after we have filed our tax returns. Our tax audits in many instances raise questions regarding our tax filing positions, the timing and amount of deductions claimed and the allocation of income among various tax jurisdictions. At December 31, 2020, our federal income tax loss carryforwards were approximately $686.5 million, our state income tax loss carryforwards were approximately $1,024.6 million, and our foreign income tax loss carryforwards were approximately $859.7 million. Since these losses have varying degrees of carryforward periods, it requires us to estimate the amount of carryforward losses that we can reasonably be expected to realize. Future changes in conditions and in the tax code may change these strategies and thus change the amount of carry forward losses that we expect to realize and the amount of valuation allowances we have recorded. Accordingly, future reported results could be materially impacted by changes in tax matters, positions, rules and estimates and these changes could be material. See Note 10—Income Taxes in the Notes to Consolidated Financial Statements under Part II, Item 8, thereof for further information.

During the first quarter of 2020, the severe impact of the COVID-19 pandemic on operations in Germany and Spain caused the Company to conclude the realizability of deferred tax assets held in those jurisdictions does not meet the more likely than not standard. As such, a charge of $33.1 million and $40.1 million was recorded for Germany and Spain, respectively. At December 31, 2020, the Company determined that it was appropriate to record a valuation allowance on the disallowed interest carryforward in Sweden as the realizability of this deferred tax asset in this jurisdiction does not meet the more likely than not standard. As such, the overall net tax benefit recorded on Sweden was reduced by a charge of $3.7 million. In addition, several other international jurisdictions carried valuation allowances against their deferred tax assets at the end of 2020.

On July 31, 2020, we completed our private offers to exchange our Existing Subordinated Notes for newly issued Second Lien Notes due 2026. Due to the terms of that exchange, we were required to recognize cancellation of debt income (CODI) for US tax purposes on the difference between the face value of debt exchanged and the fair market value of the new debt issued. We determined that we should recognize an estimated $1.2 billion of CODI for tax purposes. Further, we concluded that the level of our insolvency at July 31, 2020 exceeded the indicated amount of CODI resulting from the debt exchange, which may allow us to reduce our tax attributes rather than recognize current taxable income. For purposes of determining the tax provision for the twelve months ended December 31, 2020, we concluded a significant portion of our net operating losses have been eliminated as a result of tax attribute reduction. See Note 8—Corporate Borrowings and Finance Lease Obligations and Note 10—Income Taxes in the Notes to Consolidated Financial Statements under Part II, Item 8, thereof for further information.

Leases. We adopted ASC Topic 842 effective January 1, 2019 and as a result our lease accounting policy has been modified as discussed in Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof. Lessees are required to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability is equal to the present value of lease payments. The asset is based on the liability, subject to certain adjustments, such as for lease incentives. For financial presentation purposes, a dual model was retained, requiring leases to be classified as either operating or finance leases. Operating leases result in straight-line expense (similar to operating leases under the prior accounting standard) while finance leases result in a front-loaded expense pattern (similar to capital leases under the prior accounting standard). We used our incremental borrowing rate to calculate the present value of our future operating lease payments, which was determined using a portfolio approach based on the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term since the leases do not provide a determinable implicit rate. Estimating the incremental borrowing rate for operating leases is subjective when reviewing the reasonableness of the inputs and rates applied to each lease.

Operating Results

The following table sets forth our consolidated revenues, operating costs and expenses attributable to our theatrical exhibition operations and segment operating results. Reference is made to Note 13—Operating Segments to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information therein:

	U.S. Markets			International Markets			Consolidated
	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
(In millions)	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
Revenues
Admissions	$455.5	$2,388.2	(80.9)%	$256.6	$913.1	(71.9)%	$712.1	$3,301.3	(78.4)%
Food and beverage	258.5	1,348.0	(80.8)%	103.9	371.6	(72.0)%	362.4	1,719.6	(78.9)%
Other theatre	112.7	287.0	(60.7)%	55.2	163.1	(66.2)%	167.9	450.1	(62.7)%
Total revenues	826.7	4,023.2	(79.5)%	415.7	1,447.8	(71.3)%	1,242.4	5,471.0	(77.3)%
Operating Costs and Expenses
Film exhibition costs	223.0	1,311.5	(83.0)%	99.7	387.6	(74.3)%	322.7	1,699.1	(81.0)%
Food and beverage costs	59.1	193.8	(69.5)%	29.7	84.9	(65.0)%	88.8	278.7	(68.1)%
Operating expense, excluding depreciation and amortization below	588.9	1,215.5	(51.6)%	267.1	471.1	(43.3)%	856.0	1,686.6	(49.2)%
Rent	650.7	708.2	(8.1)%	233.4	259.6	(10.1)%	884.1	967.8	(8.6)%
General and administrative expense:
Merger, acquisition and other costs	10.2	6.5	56.9%	14.4	9.0	60.0%	24.6	15.5	58.7%
Other, excluding depreciation and amortization below	97.8	86.4	13.2%	58.9	66.6	(11.6)%	156.7	153.0	2.4%
Depreciation and amortization	374.5	340.4	10.0%	123.8	109.6	13.0%	498.3	450.0	10.7%
Impairment of long-lived assets	1,443.0	76.6	* %	1,070.9	7.7	* %	2,513.9	84.3	* %
Operating costs and expenses	3,447.2	3,938.9	(12.5)%	1,897.9	1,396.1	35.9%	5,345.1	5,335.0	0.2%
Operating income (loss)	(2,620.5)	84.3	* %	(1,482.2)	51.7	* %	(4,102.7)	136.0	* %
Other expense (income):
Other expense (income)	61.3	13.3	* %	(32.4)	0.1	* %	28.9	13.4	* %
Interest expense:
Corporate borrowings	306.0	289.9	5.6%	5.0	2.9	72.4%	311.0	292.8	6.2%
Finance lease obligations	1.2	2.3	(47.8)%	4.7	5.3	(11.3)%	5.9	7.6	(22.4)%
Non-cash NCM exhibitor service agreement	40.0	40.4	(1.0)%	—	—	—%	40.0	40.4	(1.0)%
Equity in (earnings) loss of non-consolidated entities	17.6	(29.1)	* %	13.3	(1.5)	* %	30.9	(30.6)	* %
Investment expense (income)	10.2	(3.0)	* %	(0.1)	(13.0)	* %	10.1	(16.0)	* %
Total other expense (income), net	436.3	313.8	* %	(9.5)	(6.2)	* %	426.8	307.6	* %
Net earnings (loss) before income taxes	(3,056.8)	(229.5)	* %	(1,472.7)	57.9	* %	(4,529.5)	(171.6)	* %
Income tax provision (benefit)	2.4	11.9	(79.8)%	57.5	(34.4)	* %	59.9	(22.5)	* %
Net earnings (loss)	(3,059.2)	(241.4)	* %	(1,530.2)	92.3	* %	(4,589.4)	(149.1)	* %
Less: Net loss attributable to noncontrolling interests	—	—	—%	(0.3)	—	* %	(0.3)	—	* %
Net earnings (loss) attributable to AMC Entertainment Holdings, Inc.	$(3,059.2)	$(241.4)	* %	$(1,529.9)	$92.3	* %	$(4,589.1)	$(149.1)	* %

*Percentage change in excess of 100%.

	U.S. Markets		International Markets		Consolidated
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2020	2019	2020	2019	2020	2019
Operating Data:
Screen additions	23	54	40	31	63	85
Screen acquisitions	14	70	—	—	14	70
Screen dispositions	478	150	115	60	593	210
Construction openings (closures), net	15	6	3	(1)	18	5
Average screens(1)	3,715	8,000	1,334	2,669	5,049	10,669
Number of screens operated	5,228	8,094	820	2,947	6,048	11,041
Number of theatres operated	394	636	109	368	503	1,004
Total number of circuit screens	7,668	8,094	2,875	2,947	10,543	11,041
Total number of circuit theatres	590	636	360	368	950	1,004
Screens per theatre	13.0	12.7	8.0	8.0	11.1	11.0
Attendance (in thousands)(1)	46,453	250,370	28,737	106,073	75,190	356,443
(1)	Includes consolidated theatres only and excludes screens offline due to construction and temporary suspension of operations as consequence of the COVID-19 pandemic.

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

Adjusted EBITDA decreased $1,770.6 million, during the year ended December 31, 2020 compared to the year ended December 31, 2019. Adjusted EBITDA in U.S. markets decreased $1,343.8 million, primarily due to the decrease in attendance largely attributable to the temporary suspension of operations as a consequence of the COVID-19 pandemic, partially offset by a decrease in operating expenses due to the decrease in attendance and a decrease in rent. Adjusted EBITDA in International markets decreased $426.8 million, primarily due to the decreases in attendance, partially offset by decreases in operating expenses due to the decrease in attendance, decreases in rent, and increases in governmental assistance for COVID-19.

The following tables set forth our Adjusted EBITDA by reportable operating segment and our reconciliation of Adjusted EBITDA:

	Year Ended
Adjusted EBITDA (In millions)	December 31, 2020	December 31, 2019
U.S. markets	$(768.2)	$575.6
International markets	(231.0)	195.8
Total Adjusted EBITDA	$(999.2)	$771.4

	Year Ended
(In millions)	December 31, 2020	December 31, 2019
Net loss	$(4,589.4)	$(149.1)
Plus:
Income tax provision (benefit) (1)	59.9	(22.5)
Interest expense	356.9	340.8
Depreciation and amortization	498.3	450.0
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill (2)	2,513.9	84.3
Certain operating expense (income) (3)	(9.4)	14.8
Equity in (earnings) loss of non-consolidated entities (4)	30.9	(30.6)
Cash distributions from non-consolidated entities (5)	17.4	35.8
Attributable EBITDA (6)	0.2	5.0
Investment expense (income)	10.1	(16.0)
Other expense (7)	66.9	13.3
Other non-cash rent (8)	(4.9)	25.7
General and administrative — unallocated:
Merger, acquisition and other costs (9)	24.6	15.5
Stock-based compensation expense (10)	25.4	4.4
Adjusted EBITDA	$(999.2)	$771.4
(1)	For information regarding the income tax provision (benefit), see Note 10—Income Taxes to the Consolidated Financial Statements under Part II, Item 8 thereof.
(2)	During the year ended December 31, 2020, we recorded goodwill non-cash impairment charges of $1,276.1 million and $1,030.3 million related to the enterprise fair values of the Domestic Theatres and International Theatres reporting units, respectively. During the year ended December 31, 2020, we recorded non-cash impairment charges related to our long-lived assets of $152.5 million on 101 theatres in the U.S. markets with 1,139 screens which were related to property, net, operating lease right-of-use assets, net and other long-term assets and $25.4 million on 37 theatres in the International markets with 340 screens which were related to property, net and operating lease right-of-use assets, net. We recorded non-cash impairment charges related to indefinite-lived intangible assets of $12.5 million and $2.7 million related to the Odeon and Nordic trade names, respectively, in the International Theatres reporting unit during the year ended December 31, 2020. We also recorded non-cash impairment charges of $14.4 million related to our definite-lived intangible assets in the Domestic Theatres reporting unit during the year ended December 31, 2020.

During the year ended December 31, 2019, we recorded non-cash impairment of long-lived assets of $84.3 million on 40 theatres in the U.S. markets with 512 screens, 14 theatres in the International markets with 148 screens, and a U.S. property held and not used.

(3)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens including the related accretion of interest, non-cash deferred digital equipment rent expense, and disposition of assets and other non-operating gains or losses included in operating expenses. We have excluded these items as they are non-cash in nature or are non-operating in nature.
(4)	Equity in (earnings) loss of non-consolidated entities primarily consisted of equity in earnings (loss) from DCIP of $(14.5) million and $25.4 million, during the year ended December 31, 2020 and December 31, 2019, respectively. In addition, we recorded impairment losses in the International markets during the year ended December 31, 2020 related to equity method investments of $8.6 million in equity in (earnings) loss of non-consolidated entities.
(5)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. We believe including cash distributions is an appropriate reflection of the contribution of these investments to our operations.
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

	Year Ended
(In millions)	December 31, 2020	December 31, 2019
Equity in (earnings) loss of non-consolidated entities	$30.9	$(30.6)
Less:
Equity in (earnings) loss of non-consolidated entities excluding International theatre joint ventures	27.4	(29.2)
Equity in earnings (loss) of International theatre joint ventures	(3.5)	1.4
Income tax provision	0.1	0.4
Investment income	(0.4)	(0.7)
Interest expense	0.1	—
Depreciation and amortization	3.2	3.4
Other expense	0.7	0.5
Attributable EBITDA	$0.2	$5.0

(7)	Other expense (income) for the year ended December 31, 2020 included a loss of $109.0 million related to the fair value adjustments of the derivative liability and derivative asset for our Convertible Notes, financing fees related to the Exchange Offer of $39.3 million, and credit losses related to contingent lease guarantees of $15.0 million, partially offset by a gain on extinguishment of the Second Lien Notes due 2026 of $93.6 million and financing related foreign currency transaction losses.

During the year ended December 31, 2019, we recorded a loss on repayment of indebtedness of $16.6 million and the financing related foreign currency transaction losses, partially offset by a gain of $5.8 million as a result of the decrease in fair value of the derivative liability and asset for our Convertible Notes.

(8)	Reflects amortization of certain intangible assets reclassified from depreciation and amortization to rent expense, due to the adoption of ASC 842, and deferred rent benefit related to the impairment of right-of-use operating lease assets.
(9)	Merger, acquisition and other costs are excluded as they are non-operating in nature.
(10)	Non-cash expense included in general and administrative: other.

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

Segment Information

Our historical results of operations for the years ended December 31, 2020 and December 31, 2019 reflect the results of operations for our two Theatrical Exhibition reportable segments, U.S. markets and International markets.

Results of Operations—For the Year Ended December 31, 2020, Compared to the Year Ended December 31, 2019

Consolidated Results of Operations

Revenues. Total revenues decreased 77.3%, or $4,228.6 million, during the year ended December 31, 2020 compared to the year ended December 31, 2019. Admissions revenues decreased 78.4%, or $2,589.2 million, during the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to a 78.9% decrease in attendance, partially offset by a 2.3% increase in average ticket price. The decrease in attendance was primarily due to the temporary suspension of operations at all our theatres in U.S. markets and International markets on or before March 17, 2020. As of October 1, 2020, we had resumed operations at 467 of our domestic theatres, or approximately 78% of our domestic circuit, after having suspended operations for approximately five months beginning on March 17, 2020. During the fourth quarter ended December 31, 2020, in response to state and local government mandates related to domestic resurgence of COVID-19, many of our 467 reopened U.S. theatres suspended operations. As of December 31, 2020, we were operating at 394 domestic theatres with limited seating capacities, representing approximately 67% of our domestic theatres. Similarly, as of October 1, 2020, we had resumed operations at 321 leased and partnership International theatres, or approximately 90% of our International circuit, after having suspended operations at all International theatres for approximately four months beginning in late February 2020. During the fourth quarter ended December 31, 2020, in response to federal and local government mandates related to a global resurgence of COVID-19, nearly all of our International theatres suspended operations. As of December 31, 2020, we were operating at 109 International leased and partnership theatres, with limited seating capacities, representing approximately 30% of our International theatres. Our average screens operated during the year ended December 31, 2020 declined by 52.7% from the prior year. The increase in average ticket price was primarily due to strategic pricing initiatives put in place over the prior year and lower frequency on our A-List subscription program, partially offset by decreases in attendance for 3D and IMAX premium content.

Food and beverage revenues decreased 78.9%, or $1,357.2 million, during the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to the decrease in attendance.

Total other theatre revenues decreased 62.7%, or $282.2 million, during the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to decreases in ticket fees, income from gift cards and package tickets and screen advertising due to the decrease in attendance.

Operating costs and expenses. Operating costs and expenses increased $10.1 million, during the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the impairment of long-lived assets, partially offset by a decrease in operating expenses due to the decrease in attendance and a decrease in average screens operated. Film exhibition costs decreased 81.0%, or $1,376.4 million, during the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 45.3% for the year ended December 31, 2020 and 51.5% for the year ended December 31, 2019. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in lower grossing films in the current year which typically results in lower film exhibition costs and an increase in the number of second-run films exhibited in the current period where the film rental terms are much lower than film rental terms for first-run films.

Food and beverage costs decreased 68.1%, or $189.9 million, during the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 24.5% for the year ended December 31, 2020 and 16.2% for the year ended December 31, 2019. Food and beverage costs included $22.6 million of charges for obsolete inventory during the year ended December 31, 2020 due to the suspension of theatre operations.

As a percentage of revenues, operating expense was 68.9% for the year ended December 31, 2020 and 30.8% for the year ended December 31, 2019. Rent expense decreased 8.6%, or $83.7 million, during the year ended December

31, 2020 compared to the year ended December 31, 2019 due primarily to cash rent abatements from landlords, declines in deferred rent expense due to the impairment of right-of-use assets in calendar 2019 and 2020, theatre closures, declines in percentage rent due to the declines in revenues and declines in common area maintenance charges. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof for further information on the impact of COVID-19 on leases and rent obligations of approximately $450.0 million that have been deferred to 2021 and future years as of December 31, 2020.

Merger, acquisition and other costs. Merger, acquisition and other costs were $24.6 million during the year ended December 31, 2020 compared to $15.5 million during the year ended December 31, 2019, primarily due to increases in legal and professional costs related to strategic contingent planning.

Other. Other general and administrative expense increased 2.4% or $3.7 million during the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to increases in stock based compensation expense as a result of the modification and acceleration of vesting of awards during the current year, partially offset by decreases in bonus expense and decreases in salaries as a result of our furlough program that began in March of 2020 and ended in September of 2020. See Note 9—Stockholders’ Equity in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof for additional information about stock based compensation expense.

Depreciation and amortization. Depreciation and amortization increased 10.7% or $48.3 million during the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to recent capital expenditures, partially offset by lower depreciation expense on theatres impaired in calendar 2019 and 2020.

Impairment of long-lived assets, indefinite-lived intangible assets and goodwill. During the year ended December 31, 2020, we recognized non-cash impairment losses of $152.5 million on 101 theatres in the U.S. markets with 1,139 screens (in Alabama, Arizona, Arkansas, California, Colorado, District of Columbia, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Massachusetts, Michigan, Minnesota, Missouri, Montana, Nebraska, New Hampshire, New Jersey, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Washington, Wisconsin and Wyoming) which were related to property, net, operating lease right-of-use assets, net and other long-term assets and $25.4 million on 37 theatres in the International markets with 340 screens (in Finland, Germany, Ireland, Italy, Norway, Portugal, Spain, Sweden, and UK), which were related to property, net and operating lease right-of-use assets, net.

We performed quantitative impairment evaluations of our indefinite-lived intangible assets as of March 31, 2020, September 30, 2020 and December 31, 2020 related to the AMC, Odeon and Nordic trade names and recorded impairment charges of $15.2 million related to the Odeon and Nordic trade names during the year ended December 31, 2020. In addition, we performed quantitative impairment evaluations of our definite-lived intangible assets as of March 31, 2020, September 30, 2020 and December 31, 2020 and recorded impairment charges of $14.4 million in U.S. markets.

We performed quantitative impairment evaluations of our goodwill as of March 31, 2020, September 20, 2020 and December 31, 2020 and recorded impairment charges of $1,276.1 million and $1,030.3 million during the year ended December 31, 2020 for our Domestic Theatres and International Theatres reporting units, respectively.

Other expense (income). Other expense of $28.9 million during the year ended December 31, 2020 was primarily due to third party expenses of $39.3 million related to the restructuring of our debt, the increase in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2026 of $89.4 million, the decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $19.6 million, estimated credit losses related to contingent lease guarantees of $15.0 million, partially offset by government assistance related to COVID-19 of $38.6 million and a gain on the extinguishment of our second lien secured debt of $93.6 million. During the year ended December 31, 2019, other expense of $13.4 million was primarily due to $17.7 million of expense related to the decrease in the fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement, $16.6 million expense related to the repayment of indebtedness and $1.5 million of foreign currency transaction losses offset by $23.5 million of income related to the decrease in the fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2026. See Note 1—The Company and Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof for additional information about the components of other expense.

Interest expense. Interest expense increased $16.1 million to $356.9 million for the year ended December 31, 2020 compared to $340.8 million during the year ended December 31, 2019 primarily due to the issuance of $500 million of 10.5% First Lien Notes due 2025 on April 24, 2020, borrowings under revolving credit facilities of approximately $325.0 million during the three months ended March 31, 2020 that remained outstanding as of December 31, 2020 and the issuance of $300 million of 10.5% First Lien Notes due 2026 on July 31, 2020, partially offset by a reduction in the effective interest rate on $2,017.5 million aggregate principal amount of our senior subordinated notes exchanged for $1,462.3 million aggregate principal amount of second lien notes from 6.37% to 4.46% on July 31, 2020 and the extinguishment of $104.5 million of Second Lien Notes due 2026 in exchange for common shares. See Note 8—Corporate Borrowings and Finance Lease Obligations in the Notes to the Consolidated Financial Statements under Part II, Item 8 for additional information about our indebtedness.

Equity in (earnings) loss of non-consolidated entities. Equity in (earnings) loss of non-consolidated entities were $30.9 million for the year ended December 31, 2020 compared to $(30.6) million for the year ended December 31, 2019. The decrease in equity in earnings of $61.5 million was primarily due to decreases in equity in earnings from DCIP of $39.9 million as a result of accelerated depreciation charges for digital projectors during the year ended December 31, 2020 and lower revenues due to the closure of theatres.

Investment (income) expense. Investment expense was $10.1 million for the year ended December 31, 2020 compared to investment income of $(16.0) million for the year ended December 31, 2019. Investment expense includes impairment charges of $15.9 million related to investments, partially offset by a payment of $3.7 million under the NCM tax receivable agreement during the year ended December 31, 2020. Investment income includes a gain on the sale of our Austria theatres of $12.9 million for the year ended December 31, 2019 and a payment of $4.3 million under the NCM tax receivable agreement for the year ended December 31, 2019.

Income tax provision. The income tax provision (benefit) was $59.9 million and $(22.5) million for the year ended December 31, 2020 and December 31, 2019, respectively. The increase in income tax expense is primarily due to the recording of international valuation allowances against deferred tax assets held in Spain of $40.1 million and Germany of $33.1 million, partially offset by income tax benefit from net losses incurred in International markets during the year ended December 31, 2020 that are projected to offset previously unabsorbed deferred tax liabilities in International markets. See Note 10—Income Taxes in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof for further information.

Net loss. Net loss was $4,589.4 million and $149.1 million during the year ended December 31, 2020 and December 31, 2019, respectively. Net loss during the year ended December 31, 2020 compared to net loss for the year ended December 31, 2019 was negatively impacted by the decrease in attendance as a result of the temporary suspension of operations at all our theatres on or before March 17, 2020, impairment charges related to long-lived assets, definite and indefinite-lived intangible assets and goodwill, increased depreciation expense, declines in investment income, declines in equity in earnings of non-consolidated entities, increases in income tax provision, increases in other expense and increases in general and administrative expenses, partially offset by reduced operating expenses and lower amounts of rent expense.

Theatrical Exhibition–U.S. Markets

Revenues. Total revenues decreased 79.5%, or $3,196.5 million, during the year ended December 31, 2020 compared to the year ended December 31, 2019. Admissions revenues decreased 80.9%, or $1,932.7 million, during the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to a 81.4% decrease in attendance, partially offset by a 2.8% increase in average ticket price. The decrease in attendance was primarily due to the temporary suspension of operations at all our theatres in U.S. markets on or before March 17, 2020. As of October 1, 2020, we had resumed operations at 467 of our domestic theatres, or approximately 78% of our domestic circuit, after having suspended operations for approximately five months beginning on March 17, 2020. During the fourth quarter ended December 31, 2020, in response to state and local government mandates related to domestic resurgence of COVID-19, many of our 467 reopened U.S. theatres suspended operations. As of December 31, 2020, we were operating at 394 domestic theatres with limited seating capacities, representing approximately 67% of our domestic theatres. Our average screens operated during the year ended December 31, 2020 declined by 53.6% from the prior year. The increase in average ticket price was primarily due to strategic pricing initiatives put in place over the prior year and lower frequency on our A-List subscription program, partially offset by decreases in attendance for 3D and IMAX premium content.

Food and beverage revenues decreased 80.8%, or $1,089.5 million, during the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to the decrease in attendance.

Total other theatre revenues decreased 60.7%, or $174.3 million, during the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to decreases in ticket fees, income from gift cards and package tickets and screen advertising due to the decrease in attendance.

Operating costs and expenses. Operating costs and expenses decreased $491.7 million, during the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the impairment of long-lived assets, definite lived intangible assets and goodwill, partially offset by a decrease in operating expenses due to the decrease in attendance and a decrease in average screens operated. Film exhibition costs decreased 83.0%, or $1,088.5 million, during the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 49.0% for the year ended December 31, 2020 and 54.9% for the year ended December 31, 2019. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in lower grossing films in the current year which typically results in lower film exhibition costs and an increase in the number of second-run films exhibited in the current period where the film rental terms are much lower than film rental terms for first-run films.

Food and beverage costs decreased 69.5%, or $134.7 million, during the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 22.9% for the year ended December 31, 2020 and 14.4% for the year ended December 31, 2019. Food and beverage costs included $17.5 million of charges for obsolete inventory during the year ended December 31, 2020 due to the suspension of theatre operations.

As a percentage of revenues, operating expense was 71.2% for the year ended December 31, 2020 and 30.2% for the year ended December 31, 2019. Rent expense decreased 8.1%, or $57.5 million, during the year ended December 31, 2020 compared to the year ended December 31, 2019 due primarily to cash rent abatements from landlords, declines in deferred rent expense due to the impairment of right of use assets in calendar 2019 and 2020, theatre closures, declines in percentage rentals due to the decline in revenues and declines in common area maintenance charges. See Note 3—Leases to the Consolidated Financial Statements under Part II, Item 8 thereof for further information on the impact of COVID-19 on leases and rent obligations of approximately $356.7 million that have been deferred to 2021 and future years as of December 31, 2020.

Merger, acquisition and other costs. Merger, acquisition and other costs were $10.2 million during the year ended December 31, 2020 compared to $6.5 million during the year ended December 31, 2019, primarily due to increases in legal and professional costs related to strategic contingent planning.

Other. Other general and administrative expense increased 13.2% or $11.4 million during the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to increases in stock based compensation expense as a result of the modification and acceleration of vesting of awards during the current year, partially offset by decreases in bonus expense and decreases in salaries as a result of our furlough program that began in March of 2020 and ended in September of 2020. See Note 9—Stockholders’ Equity in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof for additional information about stock based compensation expense.

Depreciation and amortization. Depreciation and amortization increased 10.0% or $34.1 million during the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to recent capital expenditures, partially offset by lower depreciation expense on theatres impaired in calendar 2019 and 2020.

Impairment of long-lived assets and goodwill.  During the year ended December 31, 2020, we recognized non-cash impairment losses of $152.5 million on 101 theatres in the U.S. markets with 1,139 screens (in Alabama, Arizona, Arkansas, California, Colorado, District of Columbia, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Massachusetts, Michigan, Minnesota, Missouri, Montana, Nebraska, New Hampshire, New Jersey, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Washington, Wisconsin and Wyoming) which were related to property, net, operating lease right-of-use assets, net and other long-term assets.

We performed quantitative impairment evaluations of our definite-lived intangible assets as of March 31, 2020, September 30, 2020 and December 31, 2020 and recorded impairment charges of $14.4 million during the year ended December 31, 2020.

We performed quantitative impairment evaluations of our goodwill as of March 31, 2020, September 30, 2020 and December 31, 2020 and recorded impairment charges of $1,276.1 million for our Domestic Theatres reporting unit.

Other expense. Other expense of $61.3 million during the year ended December 31, 2020 was primarily due to third party expenses of $39.3 million related to the restructuring of our debt, the increase in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2026 of $89.4 million, the decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $19.6 million, estimated credit losses related to contingent lease guarantees of $9.2 million, partially offset by government assistance related to COVID-19 of $1.8 million and a gain on the extinguishment of our second lien secured debt of $93.6 million. During the year ended December 31, 2019, other expense of $13.3 million was primarily due to $17.7 million of expense related to the decrease in the fair value our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement, $16.6 million expense related to the repayment of indebtedness and $0.9 million of foreign currency transaction losses offset by $23.5 million of income related to the decrease in the fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2026. See Note 1—The Company and Significant Accounting Policies to the Consolidated Financial Statements under Part II, Item 8 thereof for additional information about the components of other expense.

Interest expense. Interest expense increased $14.6 million to $347.2 million for the year ended December 31, 2020 compared to $332.6 million during the year ended December 31, 2019 primarily due to the issuance of $500 million of 10.5% First Lien Notes due 2025 on April 24, 2020, borrowings under revolving credit facilities of approximately $325.0 million during the three months ended March 31, 2020 that remained outstanding as of December 31, 2020 and the issuance of $300 million of 10.5% First Lien Notes due 2026 on July 31, 2020, partially offset by a reduction in the effective interest rate on $2,017.5 million aggregate principal amount of our senior subordinated notes exchanged for $1,462.3 million aggregate principal amount of second lien notes from 6.37% to 4.46% on July 31, 2020 and the extinguishment of $104.5 million of Second Lien Notes due 2026 in exchange for common shares. See Note 8—Corporate Borrowings and Finance Lease Obligations to the Consolidated Financial Statements under Part II, Item 8 thereof for additional information about our indebtedness.

Equity in (earnings) loss of non-consolidated entities. Equity in (earnings) loss of non-consolidated entities were $17.6 million for the year ended December 31, 2020 compared to $(29.1) million for the year ended December 31, 2019. The decrease in equity in earnings of $46.7 million was primarily due to decreases in equity in earnings from DCIP of $39.9 million as a result of accelerated depreciation charges for digital projectors during the year ended December 31, 2020 and lower revenues due to the closure of theatres.

Investment expense (income).  Investment expense was $10.2 million for the year ended December 31, 2020 compared to investment income of $(3.0) million for the year ended December 31, 2019. Investment expense includes impairment charges of $15.9 million related to investments, partially offset by a payment of $3.7 million under the NCM tax receivable agreement during the year ended December 31, 2020. Investment income includes a payment of $4.3 million under the NCM tax receivable agreement for the year ended December 31, 2019.

Income tax provision. The income tax provision was $2.4 million and $11.9 million for the year ended December 31, 2020 and December 31, 2019, respectively. See Note 10—Income Taxes to the Consolidated Financial Statements under Part II, Item 8 thereof for further information.

 Net loss. Net loss was $3,059.2 million and $241.4 million during the year ended December 31, 2020 and December 31, 2019, respectively. Net loss during the year ended December 31, 2020 compared to net loss for the year ended December 31, 2019 was negatively impacted by the decrease in attendance as a result of the temporary suspension of operations at all our theatres on or before March 17, 2020, impairment charges related to long-lived assets, definite-lived intangible assets and goodwill, increased depreciation expense, declines in investment income, declines in equity in earnings of non-consolidated entities, increases in other expense and increases in general and administrative expenses, partially offset by reduced operating expenses, lower amounts of rent expense and a decrease in income tax provision.

Theatrical Exhibition - International Markets

Revenues. Total revenues decreased 71.3%, or $1,032.1 million, during the year ended December 31, 2020 compared to the year ended December 31, 2019. Admissions revenues decreased 71.9%, or $656.5 million, during the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to a 72.9% decrease in attendance offset by a 3.7% increase in average ticket price. The decrease in attendance was primarily due to the temporary suspension of operations at all our theatres in International markets on or before March 17, 2020. As of October 1, 2020, we had resumed operations at 321 leased and partnership International theatres, or approximately 90% of our International circuit, after having suspended operations at all International theatres for approximately four months beginning in late February 2020. During the fourth quarter ended December 31, 2020, in response to federal and local government mandates related to a global resurgence of COVID-19, nearly all of our International theatres suspended operations. As of December 31, 2020, we were operating at 109 International leased and partnership theatres, with limited seating capacities, representing approximately 30% of our International theatres. Our average screens operated during the year ended December 31, 2020 declined by 50.0% from the prior year.

Food and beverage revenues decreased 72.0%, or $267.7 million, during the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to the decrease in attendance.

Total other theatre revenues decreased 66.2%, or $107.9 million, during the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to decreases in ticket fees, income from gift cards and package tickets and screen advertising due to the decrease in attendance.

Operating costs and expenses. Operating costs and expenses increased $501.8 million, during the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the impairment of long-lived assets, indefinite lived intangible assets and goodwill, partially offset by a decrease in operating costs due to the decrease in attendance and a decrease in average screens operated. Film exhibition costs decreased 74.3%, or $287.9 million, during the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 38.9% for the year ended December 31, 2020 and 42.4% for the year ended December 31, 2019. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in lower grossing films in the current year which typically results in lower film exhibition costs and an increase in the number of second-run films exhibited in the current period where the film rental terms are much lower than film rental terms for first-run films.

Food and beverage costs decreased 65.0%, or $55.2 million, during the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 28.6% for the year ended December 31, 2020 and 22.8% for the year ended December 31, 2019. Food and beverage costs included $5.1 million of charges for obsolete inventory during the year ended December 31, 2020 due to the suspension of theatre operations.

As a percentage of revenues, operating expense was 64.3% for the year ended December 31, 2020 and 32.5% for the year ended December 31, 2019. Rent expense decreased 10.1%, or $26.2 million, during the year ended December 31, 2020 compared to the year ended December 31, 2019 due primarily to cash rent abatements from landlords, declines in deferred rent expense due to the impairment of right of use assets in calendar 2019 and 2020, theatre closures, declines in percentage rentals due to the decline in revenues and declines in common area maintenance charges. See Note 3—Leases to the Consolidated Financial Statements under Part II, Item 8 thereof for further information on the impact of COVID-19 on leases and rent obligations of approximately $93.3 million that have been deferred to 2021 and future years as of December 31, 2020.

Merger, acquisition and other costs. Merger, acquisition and other costs were $14.4 million during the year ended December 31, 2020 compared to $9.0 million during the year ended December 31, 2019, primarily due to increases in legal and professional costs related to strategic contingent planning.

Other. Other general and administrative expense decreased 11.6% or $7.7 million during the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to decreases in bonus expense and decreases in salaries as a result of our furlough program that began in March of 2020 and ended in September of 2020 partially offset by higher costs for abandoned projects.

Depreciation and amortization. Depreciation and amortization increased 13.0% or $14.2 million during the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to recent capital expenditures, partially offset by lower depreciation expense on theatres impaired in calendar 2019 and 2020.

Impairment of long-lived assets, indefinite-lived intangible assets and goodwill.  During the year ended December 31, 2020, we recognized non-cash impairment losses of $25.4 million on 37 theatres in the International markets with 340 screens (in Finland, Germany, Ireland, Italy, Norway, Portugal, Spain, Sweden, and UK), which were related to property, net, and operating lease right-of-use assets, net.

We performed quantitative impairment evaluations of our indefinite-lived intangible assets related to the Odeon and Nordic trade names as of March 31, 2012, September 30, 2020 and December 31, 2020 and recorded impairment charges of $15.2 million related to these assets during the year ended December 31, 2020.

We performed a quantitative impairment evaluation of our goodwill as of March 31, 2020, September 30, 2020 and December 31, 2020 and recorded impairment charges of $1,030.3 million for our International Theatres reporting unit during the year ended December 31, 2020.

Other expense (income). Other income of $32.4 million during the year ended December 31, 2020 was primarily due to the international government assistance related to COVID-19 of $36.8 million, partially offset by estimated credit losses related to contingent lease guarantees of $5.8 million. See Note 1—The Company and Significant Accounting Policies to the Consolidated Financial Statements under Part II, Item 8 thereof for additional information about the components of other expense.

Interest expense. Interest expense increased $1.5 million to $9.7 million for the year ended December 31, 2020 compared to $8.2 million during the year ended December 31, 2019 primarily due to borrowings under revolving credit facilities of approximately $110 million during the year ended December 31, 2020 that remained outstanding as of December 31, 2020.

Equity in (earnings) loss of non-consolidated entities. Equity in loss of non-consolidated entities were $13.3 million for the year ended December 31, 2020 compared to earnings of $1.5 million for the year ended December 31, 2019. During the year ended December 31, 2020, we recorded impairment charges of $8.6 million related to two international joint ventures.

Investment income. Investment income was $0.1 million for the year ended December 31, 2020 compared to investment income of $13.0 million for the year ended December 31, 2019. Investment income includes a gain on the sale of our Austria theatres of $12.9 million for the year ended December 31, 2019.

Income tax provision (benefit). The income tax provision (benefit) was $57.5 million and $(34.4) million for the year ended December 31, 2020 and December 31, 2019, respectively. The increase in income tax provision is primarily due to the recording of international valuation allowances against deferred tax assets held in Spain of $40.1 million and Germany of $33.1 million, partially offset by income tax benefit from net losses incurred in International markets during the year ended December 31, 2020 that are projected to offset previously unabsorbed deferred tax liabilities in International markets. See Note 10—Income Taxes to the Consolidated Financial Statements under Part II, Item 8 thereof for further information.

Net earnings (loss). Net earnings (loss) was $(1,530.2) million and $92.3 million during the year ended December 31, 2020 and December 31, 2019, respectively. Net loss during the year ended December 31, 2020 compared to net earnings for the year ended December 31, 2019 was negatively impacted by the decrease in attendance as a result of the temporary suspension of operations at all our theatres on or before March 17, 2020,impairment charges related to long-lived assets, indefinite-lived intangible assets and goodwill increased depreciation expense, increased income tax provision, declines in investment income, increases in general and administrative expenses and declines in equity in earnings of non-consolidated entities, partially offset by reduced operating expenses, lower amounts of rent expense, and increases in other income.

Results of Operations—For the Year Ended December 31, 2019, Compared to the Year Ended December 31, 2018

For a comparison of our results of operations for the year ended December 31, 2019, compared to the year ended December 31, 2018, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 28, 2020, which is incorporated herein by reference.

Liquidity and Capital Resources—For the Year Ended December 31, 2020, Compared to the Year Ended December 31, 2019

Our consolidated revenues are primarily collected in cash, principally through box office admissions and food and beverage sales. Prior to the impact of COVID-19 on our business, we had an operating “float” which partially financed our operations and which generally permitted us to maintain a smaller amount of working capital capacity. This float existed because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 20 to 45 days following receipt of box office admissions revenues. Film distributors generally release the films which they anticipate will be the most successful during the summer and year-end holiday seasons. Consequently, we typically generate higher revenues during such periods.

We had working capital deficits (excluding restricted cash) as of December 31, 2020 and December 31, 2019 of $1,104.6 million and $1,270.6 million, respectively. As of December 31, 2020 and December 31, 2019, working capital included $583.6 million and $585.8 million, respectively of operating lease liabilities and $405.4 million and $449.2 million, respectively, of deferred revenues. We have borrowed all available amounts under our Revolving Credit Facility to meet obligations as they come due. As of December 31, 2020, we had borrowed $212.2 million (the full availability net of standby letters of credit) under our $225.0 million Senior Secured Revolving Credit Facility. We also maintain a revolving credit facility due February 14, 2022 at our Odeon subsidiary (the “Odeon Revolver”). This facility was replaced on February 15, 2021 by the Odeon Term Loan Facility. Reference is made to Note 17—Subsequent Events in the Notes to the Consolidated Statements under Part II. Item 8, thereof for further information about the Odeon Term Loan Facility. As of December 31, 2020, we had borrowed $120.8 million (the full availability net of standby letters of credit) under our £100.0 million Odeon Revolver ($136.3 million based on the foreign currency translation rate of 1.3628 on December 31, 2020). As of December 31, 2019, we had $215.0 million available for borrowing, net of standby letters of credit, under our Revolving Credit Facility. As of December 31, 2019, we had issued £10.8 million ($14.2 million) standby letters of credit in the ordinary course of business related to our Odeon Revolver, leaving £89.2 million ($117.0 million) available for borrowing (subject to limitations on the incurrence of indebtedness in our various debt instruments). Reference is made to Note 8—Corporate Borrowings and Finance Lease Obligations in the Notes to Consolidated Financial Statements under Part II, Item 8, thereof for further information about our outstanding indebtedness.

In response to the COVID-19 pandemic, we have adjusted certain elements of our business strategy and have taken and continue to take significant steps to preserve cash by eliminating non-essential costs, including reductions to our variable costs and elements of our fixed cost structure, including, but not limited to:

●	Suspended non-essential operating expenditures, including marketing & promotional and travel and entertainment expenses; and where possible, utilities and reduced essential operating expenditures to minimum levels necessary while theatres are closed;
●	Terminated or deferred all non-essential capital expenditures to minimum levels necessary while theatres are operating for limited hours or closed;
●	Implemented measures to reduce corporate-level employment costs while closed, including full or partial furloughs of all corporate-level Company employees for a period of time, including senior executives, with individual work load and salary reductions ranging from 20% to 100%; cancellation of pending annual merit pay increases; and elimination or reduction of non-healthcare benefits. With the resumption of operations, we eliminated the full and partial furloughs;
●	All domestic theatre-level crew members were fully furloughed and theatre-level managements’ hours were reduced to the minimum levels necessary to begin resumption of operations when permitted. Similar efforts to reduce theatre-level and corporate employment costs were undertaken internationally consistent with applicable laws across the jurisdictions in which the Company operates. As the Company resumed limited operations, employment costs increased;

●	Working with the Company’s landlords, vendors, and other business partners to manage, defer, and/or abate the related rent expenses and operating expenses;
●	Introduced an active cash management process, which, among other things, requires senior management approval of all outgoing payments;
●	Since April 24, 2020, we have been prohibited from making dividend payments in accordance with the covenant suspension conditions in our Senior Secured Credit Facility Agreement. We had also previously elected to decrease the dividend paid in the first quarter of 2020 by $0.17 per share when compared to the first quarter of 2019. The cash savings as a result of the prior decrease and current prohibition on making dividend payments was $77.6 million during the year ended December 31, 2020 in comparison to the year ended December 31, 2019; and
●	We are prohibited from making purchases under our stock repurchase program in accordance with the covenant suspension conditions in our Senior Secured Credit Facility Agreement.

We intend to seek any available potential benefits, including loans, investments or guarantees, under future government programs for which we qualify domestically and internationally. We have taken advantage of many forms of governmental assistance in the U.S. and internationally including but not limited to revenue and fixed cost reimbursements, payroll subsidies, rent support programs, direct grants, and property tax holidays. We cannot predict the manner in which such benefits will be allocated or administered, and we cannot assure that it will be able to access such benefits in a timely manner or at all.

In addition to preserving cash, we enhanced liquidity through debt issuances, debt exchanges and equity sales as follows. See Note 8—Corporate Borrowings and Finance Lease Obligations, Note 9—Stockholders’ Equity, and Note 17—Subsequent Events of the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof for further information.

●	The April 2020 issuance of $500 million of First Lien Notes due 2025.
●	The July 2020 completion of a debt exchange offer in which we issued approximately $1.46 billion aggregate principal amount of Second Lien Notes due 2026 in exchange for approximately $2.02 billion principal amount of our senior subordinated notes, reducing the principal amounts of our debt by approximately $555 million and extending maturities on approximately $1.7 billion of debt to 2026, most of which was maturing in 2024 and 2025 previously. Interest on the Second Lien Notes due 2026 for the first three six-month interest periods after the issue date is expected to be paid all or in part on an in-kind basis pursuant to the terms of the Second Lien Notes due 2026.
●	The July 2020 issuance of the First Lien Notes due 2026 in which we received proceeds of $270.0 million, net of discounts and deferred charges.
●	The launch of several “at-the-market” equity offerings to raise capital through the sale of our Class A common stock. During the year ended December 31, 2020, we sold 91.0 million shares, generating $272.8 million in gross proceeds and paid fees to sales agents of $6.8 million. In January 2021, we sold approximately 187.0 million shares, generating $596.9 million in gross proceeds and paid fees to sales agents of $14.9 million.
●	The December 2020 issuance of 21,978,022 shares of Class A common stock to Mudrick Capital Management, LP (“Mudrick”) in exchange for $104.5 million aggregate principal amount of the Second Lien Notes due 2026 and a commitment from Mudrick to purchase $100 million aggregate principal amount of 15%/17%/Cash/PIK Toggle First Lien Secured Notes due 2026 (“First Lien Toggle Notes due 2026”) which the Company issued to Mudrick in January 2021 for cash.
●	The January 2021 conversion by holders of all $600 million of the Company’s 2.95% Convertible Senior Secured Notes due 2026 into shares of our Class A common stock at a conversion price of $13.51 which resulted in the issuance of 44,422,860 shares of our Class A Common Stock and reduced annual cash interest expense by $17.7 million.
●	The February 2021 entry into a new £140.0 million and €296.0 million term loan facility agreement (the “Odeon Term Loan Facility”) by Odeon Cinemas Group Limited (“Odeon”). Approximately £89.7.0 million and €12.8 million of the net proceeds from the Odeon Term Loan Facility was used to repay in full Odeon’s obligations (including principal, interest, fees and cash collateralized letters of credit) under its existing revolving credit facility and the remaining net proceeds will be used for general corporate purposes.

If attendance levels increase consistent with our assumptions described below, we currently estimate that our existing cash and cash equivalents, net proceeds from the completed issuances of debt and common stock in January 2021 and borrowings under the Odeon Term Loan Facility in February 2021 will be sufficient to comply with minimum liquidity requirements under our debt covenants, fund operations, and satisfy obligations including cash outflows for increased rent and planned capital expenditures currently and through at least March 31, 2022. This requires that we achieve significant increases in attendance levels beginning in the third quarter of 2021 and ultimately reaching 90% of pre COVID-19 attendance levels by the fourth quarter of 2021 and through the first quarter of 2022 as the vaccine rollout continues and more Hollywood product is released in our theatres. We entered into the Ninth Amendment (as defined below) to the Credit Agreement (as defined below), pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant applicable to the Revolving Credit Facility (as defined below) from March 31, 2021 to March 31, 2022, as described, and on the terms and conditions specified, therein. As a result, we will be subject to the financial covenant beginning with the quarter ending June 30, 2022. We are subject to minimum liquidity requirements of approximately $145 million of which $100 million is required under the conditions for the Extended Covenant Suspension Period under the Senior Secured Revolving Credit Facility during the Extended Covenant Suspension Period, as amended, and £32.5 million (approximately $45 million) required under the Odeon Term Loan Facility. Our liquidity needs thereafter will depend, among other things, on the timing of a full resumption of operations, the timing of movie releases and our ability to generate cash from operations.

We continue to explore potential sources of additional liquidity, which is essential to our long-term viability, including:

●	Additional equity financing. We may continue to pursue equity issuances that include our remaining authorized shares. The amount of liquidity we might generate will primarily depend on the market price of our Class A common stock, trading volumes, which impact the number of shares we are able to sell, and the available periods during which sales may be made. Because our market price and trading volumes are volatile, there is no guarantee as to the amounts of liquidity we might generate or that our prior experience accurately predicts the results we will achieve.
●	Landlord Negotiations. Commencing in 2021, our cash expenditures for rent are scheduled to increase significantly as a result of rent obligations that had been deferred to 2021 and future years that were approximately $450.0 million as of December 31, 2020. In light of our liquidity challenges, and in order to establish our long-term viability, we believe the Company must continue to reach accommodations with its landlords to abate or defer a substantial portion of the Company’s rent obligations, in addition to generating sufficient amounts of liquidity through equity issuances and the other potential financing arrangements discussed below. Accordingly, the Company has entered into additional landlord negotiations to seek material reductions, abatements and deferrals in our rent obligations. In connection with these negotiations, we have ceased to make rent payments under a portion of our leases and have received notices of default, the result of which may permit landlords to threaten or seek a variety of remedies. We continue to renegotiate leases with landlords to attain additional concessions and address any instances of default. To the extent we achieve substantial deferrals but not abatements, our cash requirements will increase substantially in the future.
●	Other Creditor Discussions. While the liquidity we have raised has substantially extended our liquidity runway, the new debt we have issued or that has been committed, together with the higher interest rate payments that will be required in the future but have largely been deferred, will substantially increase our leverage and future cash requirements. These future cash requirements, like our deferred rent obligations, will present a challenge to our long-term viability if our operating income does not return to pre-COVID levels. Even then, we believe we will need to engage in discussions with our creditors to substantially reduce our leverage. We expect to continue to explore alternatives that include new-money financing, potentially in connection with converting debt to equity, which would help manage our leverage but would be dilutive to holders of our common stock. We expect we will continue to receive from and discuss proposals with all classes of creditors. These discussions may not result in any agreement on commercially acceptable terms.
●	Covenant Suspension. We entered into the Ninth Amendment to the Credit Agreement, pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant applicable to the Revolving Credit Facility from March 31, 2021 to March 31, 2022, as described, and on the terms and conditions specified, therein. See Note 17—Subsequent Events of the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof for further information.

●	Joint-venture or other arrangements with existing business partners and minority investments in our capital stock. We continue to explore other potential arrangements, including equity investments, to generate additional liquidity.

It is very difficult to estimate our liquidity requirements, future cash burn rates and future attendance levels. Depending on our assumptions regarding the timing and ability to achieve more normalized levels of operating revenue, the estimates of amounts of required liquidity vary significantly. Similarly, it is very difficult to predict when theatre attendance levels will normalize, which we expect will depend on the widespread availability and use of effective vaccines for the coronavirus. However, our current cash burn rates are not sustainable. Further, we cannot predict what future changes may occur to the supply or release date of movie titles available for theatrical exhibition once moviegoers are prepared to return in large numbers. Nor can we know with certainty the impact of Warner Bros.’s announcement that it is releasing its entire 2021 slate of movies on HBO Max at the same time as the movies debut in theatres or any similar announcements regarding the release of movie titles concurrently to the home video or streaming markets, as those arrangements will be subject to negotiations that have not yet taken place. We estimated future attendance levels and other assumptions to predict our liquidity requirements and future cash burn but our ability to accurately predict our liquidity and cash burn is uncertain due to the unknown magnitude and duration of the COVID-19 pandemic. Further, there can be no assurances that the Company will be successful in generating the additional liquidity necessary to meet its obligations beyond twelve months from the issuance of these financial statements on terms acceptable to the Company or at all. If the Company is unable to maintain or renegotiate its minimum liquidity covenant requirements, it could have a significant adverse effect on the Company’s business, financial condition and operating results.

We also realized significant cancellation of debt income (“CODI”) in connection with our debt restructuring. As a result of such CODI, we estimate a significant portion of our net operating losses will be eliminated as a result of tax attribute reductions. Any loss of tax attributes as a result of such CODI may adversely affect our cash flows and therefore our ability to service our indebtedness.

Cash Flows from Operating Activities

Cash flows provided by (used in) operating activities, as reflected in the consolidated statements of cash flows, were $(1,129.5) million and $579.0 million during the years ended December 31, 2020 and December 31, 2019, respectively. The decrease in cash flows provided by operating activities was primarily due to decreased attendance levels and temporary suspension of operations at all of our theatres on or before March 17, 2020, which resulted in lower operating results during the year ended December 31,2020 and higher payments for accounts payable primarily due to timing.

Cash Flows from Investing Activities

Cash used in investing activities, as reflected in the consolidated statements of cash flows, were $154.6 million and $516.1 million during the years ended December 31, 2020 and December 31, 2019, respectively. Cash outflows from investing activities for capital expenditures during the years ended December 31, 2020 and December 31, 2019 were $173.8 million and $518.1 million, respectively. In 2020, as a result of the COVID-19 pandemic, we significantly reduced capital expenditures to maintenance levels and with the exception of prior commitments, have temporarily suspended growth capital expenditures at this time. In 2019, our capital expenditures primarily consisted of strategic growth initiatives and remodels, maintaining our theatre circuit, and technology upgrades.

During the year ended December 31, 2020, cash flows used in investing activities included proceeds from the disposition of assets of $28.5 million, primarily related to ten properties and other asset sales of $19.8 million and the sale of our remaining interest in one of the Baltic theatres located in Latvia of $6.2 million, and the cash outflow for an additional investment in Saudi Cinema Company LLC (“SCC”) of $9.3 million.

During the year ended December 31, 2019, cash flows used in investing activities included cash outflows of $11.8 million for the acquisition of assets related to four theatres in the U.S. markets, partially offset by proceeds from the disposition of long-term assets of $23.2 million, primarily from the sale of theatres located in Austria of $15.3 million.

We fund the costs of constructing, maintaining and remodeling our theatres through existing cash balances, cash generated from operations, landlord contributions, or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term, non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for the construction costs. We may decide to own the real estate assets of new theatres and following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. In addition, we estimate that our cash outflows for capital expenditures, net of landlord contributions, will be approximately $100 to $120 million for the year ending December 31, 2021 to maintain operations.

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities, as reflected in the consolidated statements of cash flows, were $1,330.3 million and $(112.9) million, during the years ended December 31, 2020 and December 31, 2019, respectively. The increase in cash flows from financing activities during the year ended December 31, 2020 compared to December 31, 2019 was primarily due to the issuance of our First Lien Notes due 2025, First Lien Notes due 2026, borrowings under our revolving credit facilities, proceeds from the sale of Class A common stock, proceeds from sale of the noncontrolling interest in Forum Cinemas OU and the reduction in cash dividends paid.

Borrowings, net of discounts, under our First Lien Notes due 2025, First Lien Notes due 2026, and revolving credit facilities were $490.0 million, $270.0 million, and $321.8 million, respectively, during the year ended December 31, 2020. Proceeds from the sale of Class A common stock were $264.7 million.

On August 28, 2020, we entered into an agreement to sell our equity interest in Forum Cinemas OU, which consists of nine theatres located in the Baltic’s region (Latvia, Lithuania and Estonia) in several steps. For further information, see Note 1—The Company and Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof. We received $37.0 million cash consideration, net of transaction costs, and transferred an equity interest of 49% in Forum Cinemas OU to the purchaser during the year ended December 31, 2020.

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

We had no borrowing capacity available under our Senior Secured Revolving Credit Facility or under the Odeon Revolver as of December 31, 2020. On February 15, 2021, Odeon entered into a new £140.0 million and €296.0 million term loan facility agreement (the “Odeon Term Loan Facility”). Approximately £89.7 million and €12.8 million of the net proceeds from the Odeon Term Loan Facility were used to repay in full Odeon’s obligations (including principal, interest, fees and cash collateralized letters of credit) under its existing revolving credit facility and the remaining net proceeds will be used for general corporate purposes. See Note 17—Subsequent Events of the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof for additional information.

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

During the years ended December 31, 2020 and December 31, 2019, we paid dividends and dividend equivalents of $6.5 million and $84.1 million, respectively. As of December 31, 2020, we accrued $0.6 million for the remaining unpaid dividends.

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

The Exchange Offers reduced the principal amounts of our debt by approximately $555 million, which represented approximately 23.9% of the principal amount of the Existing Subordinated Notes. We raised $300 million in additional cash from the issuance of the incremental First Lien Notes due 2026, prior to deducting $36 million related to discounts and deferred financing costs paid to the lenders. Additionally, certain holders of the Existing Subordinated Notes that agreed to backstop the rights offering for $200 million of the First Lien Notes due 2026 received five million Class A common shares. The closing of the Exchange Offers also allowed us to extend maturities on approximately $1.7 billion of debt to 2026, most of which was maturing in 2024 and 2025 previously. Interest due for 12 to 18 months after issuance on the Second Lien Notes due 2026 is expected to be paid all or in part on an in-kind basis, thereby generating a further near-term cash savings for us of between approximately $120 million and $180 million.

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

We performed an assessment on a lender by lender basis to identify certain lenders that met the criteria for a troubled debt restructuring (“TDR”) under ASC 470-60, Troubled Debt Restructurings by Debtors (“ASC 470-60”) as we were experiencing financial difficulties and the lenders granted us a concession. The portion of the loans that did not meet the assessment of TDR under ASC 470-60 were treated as modifications. We accounted for the exchange of approximately $1,782.5 million principal amount of our Existing Senior Subordinated Notes for approximately $1,289.1 million principal amount of the Second Lien Notes due 2026 as TDR. We accounted for the exchange of the remaining approximately $235.0 million principal amount of our Existing Senior Subordinated Notes for approximately $173.2 million principal amount of the Second Lien Notes due 2026 as a modification of debt as the lenders did not grant a concession and the difference between the present value of the old and new cash flows was less than 10%. The TDR and modification did not result in a gain recognition and we established new effective interest rates based on the carrying value of the Existing Subordinated Notes and recorded the new fees paid to third parties of approximately $39.3 million in other expense, during both the year ended December 31, 2020.

Convertible Notes. On April 24, 2020, we entered into a supplemental indenture (the “Supplemental Indenture”) to the Convertible Notes due 2024 indenture, dated as of September 14, 2018. The Supplemental Indenture amended the debt covenant under the Convertible Notes due 2024 Indenture to permit us to issue the First Lien Notes due 2025, among other changes.

Concurrently with the Exchange Offers, to obtain the consent of the holders of the Convertible Notes due 2024, we restructured $600 million of Convertible Notes due 2024 issued in 2018 to Silver Lake and others pursuant to which the maturity of the Convertible Notes due 2024 were extended to May 1, 2026 (the “Convertible Notes due 2026”) and a first-priority lien on the collateral securing our Credit Facilities was granted to secure indebtedness thereunder. We accounted for this transaction as a modification of debt as the lenders did not grant a concession and the difference between the present value of the old and new cash flows was less than 10%. The modification did not result in the recognition of any gain or loss and the Company established new effective interest rates based on the carrying value of the Convertible Notes due 2024. Third party costs related to the transaction were expensed as incurred and amounts paid to lenders were capitalized and amortized through maturity of the debt. See Note 17—Subsequent Events of the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof regarding the election to convert all $600.0 million of the Convertible Notes due 2026 into shares of the Company’s Class A common stock.

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

Mudrick Transaction. On December 10, 2020, the Company entered into a commitment letter with Mudrick Capital Management, LP (“Mudrick”), pursuant to which Mudrick committed, subject to the satisfaction of certain conditions precedent, including the payment of the Commitment Shares (as defined below) and consummation of the Second Lien Exchange (as defined below), to purchase $100 million in aggregate principal amount of First Lien Toggle Notes due 2026 to be issued by the Company.

On December 14, 2020, the Company issued a total of 21,978,022 shares of its Class A common stock to Mudrick; 8,241,758 shares (“Commitment Shares”) of which were issued as consideration for a commitment provided by Mudrick to purchase the First Lien Toggle Notes due 2026 and 13,736,264 shares (“Exchange Shares”) were issued as consideration received for the Second Lien Exchange. Mudrick exchanged $100 million aggregate principal amount of the Second Lien Notes due 2026 that were held by Mudrick for the Exchange Shares (the “Second Lien Exchange”) and waived its right to PIK interest of $4.5 million principal amount. The fair value of 21,978,022 shares of the Company’s Class A common stock was $70.1 million based on the market closing price of $3.19 per share on December 14, 2020. The Class A common shares issued were recorded in stockholders’ deficit with an offset in corporate borrowings as a discount of $26.3 million for the Commitment Shares and as consideration of $43.8 million for the Second Lien Exchange. The discount will be amortized to interest expense over the term of the First Lien Toggle Notes due 2026 using the effective interest method. During the year ended December 31, 2020, the Company recorded a gain on extinguishment of the Second Lien Notes due 2026 of $93.6 million based on the fair value of the Exchange Shares of $43.8 million and the carrying value of the $104.5 million principal amount of the Second Lien Notes exchanged of $137.4 million.

First Lien Toggle Notes due 2026. On January 15, 2021, the Company issued $100.0 million aggregate principal amount of its First Lien Toggle Notes due 2026 as contemplated by the commitment letter with Mudrick Capital Management, LP described above. The First Lien Toggle Notes due 2026 were issued pursuant to an indenture dated as of January 15, 2021 among the Company, the guarantors named therein and the U.S. Bank National Association, as trustee and collateral agent. The First Lien Toggle Notes due 2026 bear cash interest at a rate of 15% per annum payable semi-annually in arrears on January 15 and July 15, beginning on July 15, 2021. Interest for the first three interest periods after the issue date may, at the Company’s option, be paid in PIK interest at a rate of 17% per annum, and thereafter interest shall be payable solely in cash. The First Lien Toggle Notes due 2026 will mature on April 24, 2026.

Odeon Term Loan Facility. On February 15, 2021, Odeon Cinemas Group Limited (“Odeon”), a wholly-owned subsidiary of the Company entered into a new £140.0 million and €296.0 million term loan facility agreement (the “Odeon Term Loan Facility”). Approximately £89.7 million and €12.8 million of the net proceeds from the Odeon Term Loan Facility were used to repay in full Odeon’s obligations (including principal, interest, fees and cash collateralized letters of credit) under its existing revolving credit facility and the remaining net proceeds will be used for general corporate purposes. The Odeon Term Loan Facility will have a maturity of 2.5 years from the date on which it is first drawn. Borrowings under the Odeon Term Loan Facility bear interest at a rate equal to 10.75% per annum during the first year and 11.25% thereafter. Odeon will have the ability to elect to pay interest in cash or in PIK interest for each interest period.

See Note 8—Corporate Borrowings and Finance Lease Obligations and Note 17—Subsequent Events of the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof for further information regarding the above.

Liquidity and Capital Resources—For the Year Ended December 31, 2019, Compared to the Year Ended December 31, 2018

For a comparison of our liquidity and capital resources for the year ended December 31, 2019, compared to the year ended December 31, 2018, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 28, 2020, which is incorporated herein by reference.

Commitments and Contingencies

Minimum annual cash payments required under existing finance lease obligations, maturities of corporate borrowings, future minimum rental payments under existing operating leases, committed capital expenditures, investments and betterments, including furniture, fixtures, equipment and leasehold betterments and pension funding that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2020 are as follows:

	Minimum	Principal	Interest	Minimum	Contractual
	Financing	Amount of	Payments on	Operating	Lease Rent	Capital
(In millions)	Lease	Corporate	Corporate	Lease	Amounts Due	Related	Pension	Total
Calendar Year	Payments(1)	Borrowings(2)	Borrowings(3)	Payments(1)	And Not Paid(4)	Betterments(5)	Funding(6)	Commitments
2021	$18.6	$20.0	$191.1	$1,044.7	$154.8	$21.6	$3.7	$1,454.5
2022	16.3	140.7	347.7	971.8	—	—	—	1,476.5
2023	12.1	20.0	346.7	862.6	—	—	—	1,241.4
2024	10.0	237.7	342.0	785.2	—	—	—	1,374.9
2025	9.4	618.3	299.0	752.9	—	—	—	1,679.6
Thereafter	76.3	4,374.9	134.3	4,371.1	—	—	—	8,956.6
Total	$142.7	$5,411.6	$1,660.8	$8,788.3	$154.8	$21.6	$3.7	$16,183.5
(1)	Represents cash requirements for lease payments. Total amount does not equal carrying amount due to imputed interest. Includes deferred payment amounts on rent obligations recorded in operating and finance lease liabilities for which payments have been deferred to 2021 and future years. See Note 3—Leases to the Consolidated Financial Statements under Part II, Item 8 thereof for further information regarding deferred rent obligations.
(2)	Represents cash requirements for the payment of principal on corporate borrowings. Total amount does not equal carrying amount due to unamortized discounts, premiums and deferred charges. See Note 17—Subsequent Events for information regarding the new Odeon Term Loan Facility and the First Lien Toggle Notes due 2026.
(3)	Interest expense on our Senior Secured Credit Facility Term Loans due 2026 was estimated at 3.23% based on the interest rate in effect as of December 31, 2020. This column includes PIK interest of $176.0 million related to the Second Lien Notes due 2026 expected to be paid at maturity.
(4)	Represents contractual rent payments due and not paid recorded in accounts payables. See Note 3—Leases to the Consolidated Financial Statements under Part II, Item 8 thereof for further information regarding deferred rent obligations.
(5)	Includes committed capital expenditures, investments, and betterments to our circuit. Does not include planned, but non-committed capital expenditures.
(6)	We fund our U.S. pension plans such that the plans are in compliance with Employee Retirement Income Security Act (“ERISA”) and the plans are not considered “at risk” as defined by ERISA guidelines. The U.S. plans have been frozen effective December 31, 2006.

As of December 31, 2020, our recorded obligation for unrecognized tax benefits is $33.5 million. There are currently unrecognized tax benefits of $7.2 million, which we anticipate will be resolved in the next 12 months. See Note 10—Income Taxes in the Notes to Consolidated Financial Statements under Part II, Item 8 thereof for further information.

We remain contingently liable for lease payments under certain leases of theatres that we previously divested, in the event that such assignees are unable to fulfill their future lease payment obligations. During the year ended December 31, 2020, we recorded $15.0 million, respectively, in estimated credit losses related to contingent lease guarantees in other expense. See Note 11—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part II, Item 8 thereof for further information.

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

New Accounting Pronouncements

See Note 1—The Company and Significant Accounting Policies in Notes to the Consolidated Financial Statements under Part II, Item 8 thereof for information regarding recently issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, our financial results are exposed to fluctuations in interest rates and foreign currency exchange rates. In accordance with applicable guidance, we presented a sensitivity analysis showing the potential impact to net income of changes in interest rates and foreign currency exchange rates. For the year ended December 31, 2020 and December 31, 2019, our analysis utilized a hypothetical 100 basis-point increase or decrease to the average interest rate on our variable rate debt instruments to illustrate the potential impact to interest expense of changes in interest rates. For the year ended December 31, 2020 and December 31, 2019, our analysis utilized a hypothetical 100 basis-point increase or decrease to market interest rates on our fixed rate debt instruments to illustrate the potential impact to fair value of changes in interest rates.

Similarly, for the same period, our analysis used a uniform and hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net income of changes in foreign exchange rates. These market risk instruments and the potential impacts to the consolidated statements of operations as presented below.

Market risk on variable-rate financial instruments. At December 31, 2020 and December 31, 2019, we maintained a Senior Secured Credit Facility comprised of a $225.0 million revolving credit facility and $2,000.0 million of Term Loans due 2026. The Senior Secured Credit Facility provides for borrowings at a rate per annum equal to, at our option, either (i) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, or (b) the prime rate of Citi or (ii) LIBOR +3.0%. The rate in effect at December 31, 2020 and December 31, 2019 for the outstanding Term Loans due 2026 was 3.23% 5.23% per annum, respectively. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At December 31, 2020, we had aggregate principal balance of $212.2 million under our revolving credit facility, $120.8 million under the Odeon Revolver Credit Facility, and had an aggregate principal balance of $1,965.0 million outstanding under the Term Loans due 2026. A 100-basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility and the Odeon Revolver Credit Facility by $23.0 million during the year ended December 31, 2020. At December 31, 2019, we had no variable-rate borrowings outstanding under our revolving credit facility and had an aggregate principal balance of $1,985.0 million outstanding under the Term Loans due 2026. A 100-basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $19.8 million during the year ended December 31, 2019.

Market risk on fixed-rate financial instruments. Included in long-term corporate borrowings at December 31, 2020 were principal amounts of $500.0 million of our First Lien Notes due 2025, $1,423.6 million of our

Second Lien Notes due 2026, $600.0 million of our Convertible Notes due 2026, $300.0 million of our First Lien Notes due 2026, $98.3 million of our Notes due 2025, $55.6 million of our Notes due 2026, $130.7 million of our Notes due 2027, and £4.0 million ($5.4 million) of our Sterling Notes due 2024. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $39.7 million and $(37.9) million, respectively during the year ended December 31, 2020.

Included in long-term corporate borrowings at December 31, 2019 were principal amounts of $600.0 million of our Convertible Notes due 2024, $600.0 million of our Notes due 2025, $595.0 million of our Notes due 2026, $475.0 million of our Notes due 2027, and £500.0 million ($655.8 million) of our Sterling Notes due 2024. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $131.1 million and $(123.7) million, respectively, during the year ended December 31, 2019.

Foreign Currency Exchange Rate Risk. We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our ownership of Odeon and Nordic. Odeon’s revenues and operating expenses are transacted in British Pounds and Euros, and Nordic’s revenues and operating expenses are transacted primarily in Swedish Krona and Euros. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If Odeon and Nordic operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for Odeon and Nordic. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our ownership in Odeon and Nordic as of December 31, 2020, holding everything else constant, a hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net income (loss) of changes in foreign exchange rates would decrease the aggregate net loss of our international theatres for the year ended December 31, 2020 by approximately $153.0 million.

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

Our foreign currency translation rates decreased by approximately 0.1% for the year ended December 31, 2020 compared to the year ended December 31, 2019, which did not significantly impact our consolidated net loss for the year ended December 31, 2020.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AMC Entertainment Holdings, Inc.

TO THE STOCKHOLDERS OF AMC ENTERTAINMENT HOLDINGS, INC.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) of the Exchange Act. With management’s participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of December 31, 2020, based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020. The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report that follows this report.

/s/ Adam M. Aron
Chief Executive Officer, Director and President

/s/ SEAN D. GOODMAN
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AMC Entertainment Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AMC Entertainment Holdings, Inc. and subsidiaries (the Company) as of December 31, 2020 the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for the period ended December 31, 2020, and the related notes  (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 12, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment
Description of the Matter

The Company assigns goodwill acquired in business combinations to its reporting units as of each acquisition date. At December 31, 2020, the Company’s goodwill balance related to the Domestic Theatres and International Theatres reporting units was approximately $1.797 billion and $751 million, respectively. As discussed in Note 2 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level as of the beginning of the fourth quarter and any time an event occurs or circumstances change that would more likely than not reduce the fair value for a reporting unit below its carrying amount. As a result of these assessments, the Company recognized impairments of $1.276 billion and $1.030 billion to the Domestic Theatre and International Theatre reporting units, respectively, during the year ended December 31, 2020.

Auditing management’s goodwill impairment assessments for the Company’s Domestic Theatres and International Theatres reporting units was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting units. In particular, the fair value estimate was sensitive to significant assumptions such as the discount rate and projected future revenues which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process. For example, we tested controls over management's review of the significant assumptions discussed above used to develop the prospective financial information (PFI) for the quantitative analysis. We also tested management's controls to validate that the data used in the valuation was complete and accurate.

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by the Company to current industry and economic trends, including the impact of COVID-19, while also considering changes to the Company’s business model, forecasts used in the Company’s annual operating plans and other relevant factors. In addition, we evaluated the competency and objectivity of management's qualified persons and third-party specialists through consideration of their professional qualifications, experience, objectivity, and their use of accepted industry practices. We also involved valuation specialists to assist in evaluating the Company’s significant assumptions used in the fair value estimates.  We reconciled the fair value of the reporting units to their carrying amount, testing the Company’s determination of the assets and liabilities used within the reporting units that are the basis for the carrying amount.

Liquidity – Impact of COVID-19
Description of the Matter

As described in Note 1 to the consolidated financial statements, in response to the global pandemic, the Company temporarily suspended all theatre operations in its U.S. markets and International markets in compliance with local, state, and federal governmental restrictions and recommendations on social gatherings to prevent the spread of COVID-19 and as a precaution to help ensure the health and safety of the Company’s guests and theatre staff. The Company resumed limited operations in the International markets in early June 2020 and limited operations in the U.S. markets in late August 2020. A COVID-19 resurgence during the fourth quarter of 2020 resulted in additional local, state, and federal government restrictions and many previously reopened theatres in International markets temporarily suspended operations again. The North American and International industry box offices have also have been significantly impacted by COVID-19, and in response to the suspension of theatre operations by the Company and other theatre exhibitors and the COVID-19 related suspension of new movie production, studios have postponed new film releases beyond 2020 or moved them to the home video market. As a result of these temporarily suspended operations and limited new film content, the Company’s revenues and expenses for the year ended December 31, 2020 are significantly lower than the revenues and expenses for the year ended December 31, 2019.

Management determined that the ongoing effects of COVID-19 on their operations will continue to have a material negative impact on their financial results and liquidity. Management has taken actions to improve the Company’s liquidity, including reductions to the Company’s fixed cost structure, negotiating deferrals and/or abatements of theatre rent, and the execution of capital market transactions including debt issuances, debt exchanges and equity sales. Based on these actions and considering the Company’s available liquidity, including cash and cash equivalents of $308 million at December 31, 2020, management concluded there is sufficient liquidity to meet minimum liquidity requirements, fund operations, and satisfy the Company’s obligations for at least the next twelve months. The principal assumptions used in management’s cash flow analyses used to estimate future liquidity requirements consisted of: the continued vaccine rollout; release and supply of Hollywood theatrical product; the expected increase in attendance levels; and the impacts of home video or streaming markets.

We determined the Company’s assessment of its ability to continue as a going concern is a critical audit matter due to the significant judgment by management when evaluating the uncertainty related to the effects of the COVID-19 pandemic on the Company’s financial results and liquidity. In particular, there is a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s liquidity assessment to determine that the Company will be able to satisfy its obligations as they become due for 12 months from the date these financial statements were issued.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested controls over the Company’s going concern assessment process. For example, we tested controls involving management’s review of significant assumptions in the liquidity analysis. Further, we tested management’s process for forecasting financial results and liquidity for one year after the date the financial statements are issued and tested the completeness and accuracy of underlying data used in the forecast. We independently assessed the sensitivity and impact of reasonably possible changes in the key assumptions and estimates included in management’s cash flow forecasts and liquidity position and compared those results to the sensitivity analyses performed by management. We evaluated management’s disclosure in the consolidated financial statements that the Company has sufficient liquidity to satisfy its obligations for at least the next twelve months.

Valuation of operating lease liabilities
Description of the Matter

At December 31, 2020, the Company’s operating lease right of use assets and operating lease liabilities were $4.5 billion and $5.5 billion, respectively. As discussed in Note 3 of the consolidated financial statements, the present value of the lease payments is calculated using the incremental borrowing rate (IBR) for operating leases. Since most of the leases do not provide a determinable implicit rate, the Company estimated its IBR used to calculate its right of use assets and lease liabilities.

Auditing the Company’s estimate of the IBR was especially challenging as it involved a high degree of subjective judgment when testing the reasonableness of the inputs and appropriateness of the rates applied to each lease. In particular, the estimate of the IBR is sensitive to significant assumptions such as determination of current credit rating and selection of associated yield curve.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s determination of the IBR. For example, we tested management’s review controls over this process.

To test the Company’s determination of the IBR, our audit procedures included, among others, an evaluation of management’s methodology for developing the IBR and a comparison of certain assumptions used by management to our independent estimates which were developed with the assistance of our specialists.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2020
Kansas City, Missouri
March 12, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AMC Entertainment Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited AMC Entertainment Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AMC Entertainment Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of AMC Entertainment Holdings, Inc. and subsidiaries (the Company) as of December 31, 2020 the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for the period ended December 31, 2020, and the related notes and our report dated March 12, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Ernst & Young LLP
Kansas City, Missouri
March 12, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors AMC Entertainment Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of AMC Entertainment Holdings, Inc. and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

We served as the Company’s auditor from 2009 to 2020.

Kansas City, Missouri

February 27, 2020

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(In millions, except share and per share amounts)	December 31, 2020	December 31, 2019	December 31, 2018

Revenues
Admissions	$712.1	$3,301.3	$3,385.0
Food and beverage	362.4	1,719.6	1,671.5
Other theatre	167.9	450.1	404.3
Total revenues	1,242.4	5,471.0	5,460.8
Operating costs and expenses
Film exhibition costs	322.7	1,699.1	1,710.2
Food and beverage costs	88.8	278.7	270.9
Operating expense, excluding depreciation and amortization below	856.0	1,686.6	1,654.7
Rent	884.1	967.8	797.8
General and administrative:
Merger, acquisition and other costs	24.6	15.5	31.3
Other, excluding depreciation and amortization below	156.7	153.0	179.3
Depreciation and amortization	498.3	450.0	537.8
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill	2,513.9	84.3	13.8
Operating costs and expenses	5,345.1	5,335.0	5,195.8
Operating income (loss)	(4,102.7)	136.0	265.0
Other expense (income):
Other expense (income)	28.9	13.4	(108.1)
Interest expense:
Corporate borrowings	311.0	292.8	262.3
Finance lease obligations	5.9	7.6	38.5
Non-cash NCM exhibitor services agreement	40.0	40.4	41.5
Equity in (earnings) loss of non-consolidated entities	30.9	(30.6)	(86.7)
Investment expense (income)	10.1	(16.0)	(6.2)
Total other expense, net	426.8	307.6	141.3
Net earnings (loss) before income taxes	(4,529.5)	(171.6)	123.7
Income tax provision (benefit)	59.9	(22.5)	13.6
Net earnings (loss)	(4,589.4)	(149.1)	110.1
Less: Net loss attributable to noncontrolling interests	(0.3)	—	—
Net earnings (loss) attributable to AMC Entertainment Holdings, Inc.	$(4,589.1)	$(149.1)	$110.1
Net earnings (loss) per share attributable to AMC Entertainment Holdings, Inc.'s common stockholders:
Basic	$(39.15)	$(1.44)	$0.91
Diluted	$(39.15)	$(1.44)	$0.41
Average shares outstanding:
Basic (in thousands)	117,212	103,832	120,621
Diluted (in thousands)	117,212	103,832	130,105

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended
(In millions)	December 31, 2020	December 31, 2019	December 31, 2018

Net earnings (loss)	$(4,589.4)	$(149.1)	$110.1
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments, net of tax	67.0	(16.5)	(127.7)
Realized loss on foreign currency transactions reclassified into other expense	1.9	0.5	1.0
Pension adjustments:
Net gain (loss) arising during the period, net of tax	(4.1)	(15.5)	4.2
Equity method investee's cash flow hedge:
Unrealized net holding gain (loss) arising during the period	—	(0.1)	0.2
Realized net gain reclassified into equity in earnings of non-consolidated entities	—	—	(2.2)
Other comprehensive income (loss)	64.8	(31.6)	(124.5)
Total comprehensive loss	(4,524.6)	(180.7)	(14.4)
Comprehensive loss attributable to noncontrolling interests	(0.1)	—	—
Comprehensive loss attributable to AMC Entertainment Holdings, Inc.	$(4,524.5)	$(180.7)	$(14.4)

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$308.3	$265.0
Restricted cash	13.1	10.5
Receivables, net	91.0	254.2
Other current assets	74.6	143.4
Total current assets	487.0	673.1
Property, net	2,322.5	2,649.2
Operating lease right-of-use assets, net	4,451.5	4,796.0
Intangible assets, net	163.2	195.3
Goodwill	2,547.3	4,789.1
Deferred tax asset, net	0.3	70.1
Other long-term assets	304.6	503.0
Total assets	$10,276.4	$13,675.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$298.8	$543.3
Accrued expenses and other liabilities	257.8	324.6
Deferred revenues and income	405.4	449.2
Current maturities of corporate borrowings	20.0	20.0
Current maturities of finance lease liabilities	12.9	10.3
Current maturities of operating lease liabilities	583.6	585.8
Total current liabilities	1,578.5	1,933.2
Corporate borrowings	5,695.8	4,733.4
Finance lease liabilities	83.1	89.6
Operating lease liabilities	4,957.8	4,913.8
Exhibitor services agreement	537.6	549.7
Deferred tax liability, net	40.5	46.0
Other long-term liabilities	241.3	195.9
Total liabilities	13,134.6	12,461.6
Commitments and contingencies
Stockholders’ equity (deficit):
AMC Entertainment Holdings, Inc.'s stockholders' equity:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 176,295,874 shares issued and 172,563,249 outstanding as of December 31, 2020; 55,812,702 shares issued and 52,080,077 outstanding as of December 31, 2019)	1.8	0.5
Class B common stock ($.01 par value, 51,769,784 shares authorized, issued and outstanding as of December 31, 2020 and December 31, 2019)	0.5	0.5
Additional paid-in capital	2,465.6	2,001.9
Treasury stock (3,732,625 shares as of December 31, 2020 and December 31, 2019, at cost)	(56.4)	(56.4)
Accumulated other comprehensive income (loss)	38.7	(26.1)
Accumulated deficit	(5,335.3)	(706.2)
Total AMC Entertainment Holdings, Inc.'s stockholders’ equity (deficit)	(2,885.1)	1,214.2
Noncontrolling interests	26.9	—
Total equity (deficit)	(2,858.2)	1,214.2
Total liabilities and stockholders’ equity (deficit)	$10,276.4	$13,675.8

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2020	2019	2018
Cash flows from operating activities:
Net earnings (loss)	$(4,589.4)	$(149.1)	$110.1
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	498.3	450.0	537.8
(Gain) loss on extinguishment of debt	(93.6)	16.6	—
Deferred income taxes	64.0	(33.7)	(6.4)
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill	2,513.9	84.3	13.8
Amortization of net discount (premium) on corporate borrowings to interest expense	(22.0)	11.3	0.2
Amortization of deferred financing costs to interest expense	14.2	15.8	16.0
PIK interest expense	73.4	—	—
Non-cash portion of stock-based compensation	25.4	4.4	14.9
Gain on dispositions	(17.4)	(17.4)	(3.2)
Gain on disposition of NCM	—	—	(30.6)
Loss (gain) on derivative asset and derivative liability	109.0	(5.8)	(111.4)
Equity in (earnings) loss from non-consolidated entities, net of distributions	45.4	2.7	(40.0)
NCM held-for-sale impairment loss	—	—	16.0
Landlord contributions	43.6	106.5	127.6
Other non-cash rent	(4.9)	25.7	—
Deferred rent	3.4	(62.3)	(101.6)
Net periodic benefit cost	1.8	1.7	1.1
Change in assets and liabilities:
Receivables	159.3	0.7	(0.2)
Other assets	76.8	30.9	(0.4)
Accounts payable	(176.4)	104.8	(85.6)
Accrued expenses and other liabilities	102.5	(0.6)	68.5
Other, net	43.2	(7.5)	(3.4)
Net cash provided by (used in) operating activities	(1,129.5)	579.0	523.2
Cash flows from investing activities:
Capital expenditures	(173.8)	(518.1)	(576.3)
Proceeds from sale leaseback transactions	—	—	50.1
Proceeds from disposition of NCM	—	—	162.5
Proceeds from Screenvision merger	—	—	45.8
Acquisition of theatre assets	—	(11.8)	—
Proceeds from disposition of long-term assets	26.0	23.2	14.2
Investments in non-consolidated entities, net	(9.3)	(9.7)	(11.4)
Other, net	2.5	0.3	(2.1)
Net cash used in investing activities	(154.6)	(516.1)	(317.2)
Cash flows from financing activities:
Proceeds from issuance of Term Loan due 2026	—	1,990.0	—
Payment of principal Senior Secured Notes due 2023	—	(230.0)	—
Payment of principal Senior Subordinated Notes due 2022	—	(375.0)	—
Call premiums paid for Senior Secured Notes due 2023 and Senior Subordinated Notes due 2022	—	(15.9)	—
Principal payment of Term Loans due 2022 and 2023	—	(1,338.5)	—
Proceeds from issuance of First Lien Notes due 2025	490.0	—	—
Proceeds from issuance of First Lien Notes due 2026	270.0	—	—

Proceeds from issuance of Senior Unsecured Convertible Notes due 2024	—	—	600.0
Borrowings (repayments) under revolving credit facilities	321.8	(12.0)	12.1
Scheduled principal payments under Term Loans	(20.0)	(21.9)	(13.8)
Proceeds from Class A common stock issuance	264.7	—	—
Proceeds from sale of noncontrolling interest	37.0	—	—
Principal payments under finance lease obligations	(6.2)	(10.9)	(71.0)
Principal payments under promissory note	—	(1.4)	(1.4)
Cash used to pay for deferred financing costs	(15.4)	(11.9)	(15.5)
Cash used to pay dividends	(6.5)	(84.1)	(258.1)
Taxes paid for restricted unit withholdings	(5.1)	(1.3)	(1.7)
Retirement of Class B common stock	—	—	(423.6)
Purchase of treasury stock	—	—	(21.8)
Net cash provided by (used in) financing activities	1,330.3	(112.9)	(194.8)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(0.3)	1.5	(5.5)
Net increase (decrease) in cash and cash equivalents and restricted cash	45.9	(48.5)	5.7
Cash and cash equivalents and restricted cash at beginning of period	275.5	324.0	318.3
Cash and cash equivalents and restricted cash at end of period	$321.4	$275.5	$324.0
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (including amounts capitalized of $1.1 million, $1.0 million and $0.5 million)	$237.5	$284.5	$278.3
Income taxes (received) paid, net	$(10.5)	$(1.7)	19.5
Schedule of non-cash activities:
Investment in NCM	$5.2	$—	$(6.3)
Construction payables at period end	$18.2	$97.0	$100.8
Mudrick transaction, see Note 8-Corporate Borrowings and Finance Lease Obligations	$70.2	$—	$—
DCIP digital projectors transaction, see Note 6-Investments	$125.2	$—	$—

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

								Accumulated
	Class A Voting		Class B Voting		Additional			Other	Accumulated	Total AMC		Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Earnings	Stockholders’	Noncontrolling	Equity
(In millions, except share and per share data)	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	(Deficit)	Equity (Deficit)	Interests	(Deficit)
Balance December 31, 2017	51,814,304	$0.5	75,826,927	$0.8	$2,241.6	3,232,625	$(48.2)	$125.6	$(207.9)	$2,112.4	$—	$2,112.4
Cumulative effect adjustment for the adoption of new accounting principles (ASC 606, ASU 2016-01 and ASU 2018-02)	—	—	—	—	—	—	—	4.4	(36.2)	(31.8)	—	(31.8)
Net earnings	—	—	—	—	—	—	—	—	110.1	110.1	—	110.1
Other comprehensive loss	—	—	—	—	—	—	—	(124.5)	—	(124.5)	—	(124.5)
Dividends declared:
Class A common stock, $0.20/share	—	—	—	—	—	—	—	—	(42.9)	(42.9)	—	(42.9)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	—	(55.9)	(55.9)	—	(55.9)
Reversed dividend accrual for nonvested PSUs	—	—	—	—	—	—	—	—	0.5	0.5	—	0.5
Special dividend declared:
Class A common stock, $1.55/share	—	—	—	—	—	—	—	—	(82.7)	(82.7)	—	(82.7)
Class B common stock, $1.55/share	—	—	—	—	—	—	—	—	(80.3)	(80.3)	—	(80.3)
RSUs surrendered to pay for payroll taxes	326,005	—	—	—	(1.8)	—	—	—	—	(1.8)	—	(1.8)
Stock-based compensation	28,055	—	—	—	14.9	—	—	—	—	14.9	—	14.9
Shares repurchases	(500,000)	—	—	—	—	500,000	(8.2)	—	—	(8.2)	—	(8.2)
Reclassification from temporary equity	37,105	—	—	—	0.4	—	—	—	—	0.4	—	0.4
Class B common stock repurchase and cancellation	—	—	(24,057,143)	(0.3)	(256.7)	—	—	—	(155.6)	(412.6)	—	(412.6)
Balance December 31, 2018	51,705,469	$0.5	51,769,784	$0.5	$1,998.4	3,732,625	$(56.4)	$5.5	$(550.9)	$1,397.6	$—	$1,397.6
Cumulative effect adjustments for the adoption of new accounting principle (ASC 842)	—	—	—	—	—	—	—	—	76.2	76.2	—	76.2
Net loss	—	—	—	—	—	—	—	—	(149.1)	(149.1)	—	(149.1)
Other comprehensive loss	—	—	—	—	—	—	—	(31.6)	—	(31.6)	—	(31.6)
Dividends declared:
Class A common stock, $0.20/share, net of forfeitures and reversal of dividend accrual for nonvested PSUs	—	—	—	—	—	—	—	—	(40.8)	(40.8)	—	(40.8)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	—	(41.6)	(41.6)	—	(41.6)
RSUs surrendered to pay for payroll taxes	—	—	—	—	(1.3)	—	—	—	—	(1.3)	—	(1.3)

Click here to enter text.

Reclassification from temporary equity	38,943	—	—	—	0.4	—	—	—	—	0.4	—	0.4
Stock-based compensation	335,665	—	—	—	4.4	—	—	—	—	4.4	—	4.4
Balance December 31, 2019	52,080,077	$0.5	51,769,784	$0.5	$2,001.9	3,732,625	$(56.4)	$(26.1)	$(706.2)	$1,214.2	$—	$1,214.2
Cumulative effect adjustment for the adoption of new accounting principle (ASU 2016-13)	—	—	—	—	—	—	—	—	(16.9)	(16.9)	—	(16.9)
Net loss	—	—	—	—	—	—	—	—	(4,589.1)	(4,589.1)	(0.3)	(4,589.4)
Other comprehensive income	—	—	—	—	—	—	—	64.6	—	64.6	0.2	64.8
Baltics noncontrolling capital contribution	—	—	—	—	(0.2)	—	—	0.2	—	—	27.0	27.0
Dividends declared:
Class A common stock, $0.03/share, net of forfeitures and reversal of dividend accrual for nonvested RSUs/PSUs	—	—	—	—	—	—	—	—	(3.2)	(3.2)	—	(3.2)
Class B common stock, $0.03/share	—	—	—	—	—	—	—	—	(1.6)	(1.6)	—	(1.6)
Class A common stock issuance	90,955,685	0.9	—	—	263.8	—	—	—	—	264.7	—	264.7
Exchange Offer Class A common stock issuance	5,000,000	0.1	—	—	20.1	—	—	—	—	20.2	—	20.2
Class A common stock issuance commitment and exchange shares	21,978,022	0.3	—	—	69.8	—	—	—	—	70.1	—	70.1
Derivative asset valuation allowance adjustment	—	—	—	—	—	—	—	—	(2.4)	(2.4)	—	(2.4)
Reclassification of derivative liability and derivative asset for Conversion Price Reset of Convertible Notes due 2026	—	—	—	—	89.9	—	—	—	(15.9)	74.0	—	74.0
Taxes paid for restricted unit withholdings	—	—	—	—	(5.1)	—	—	—	—	(5.1)	—	(5.1)
Stock-based compensation	2,549,465	—	—	—	25.4	—	—	—	—	25.4	—	25.4
Balance December 31, 2020	172,563,249	$1.8	51,769,784	$0.5	$2,465.6	3,732,625	$(56.4)	$38.7	$(5,335.3)	$(2,885.1)	$26.9	$(2,858.2)

See Notes to Consolidated Financial Statements

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019, 2018

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

As of December 31, 2020, Dalian Wanda Group Co., Ltd. (“Wanda”), a Chinese private conglomerate, owned approximately 23.08% of Holdings’ outstanding common stock and 47.37% of the combined voting power of Holdings’ outstanding common stock and had significant influence over Holdings’ affairs and policies, including with respect to the election of directors (and, through the election of directors, the appointment of management), entering into mergers, sales of substantially all of the Company’s assets and other extraordinary transactions. On February 1, 2021, Wanda exercised their right to convert all outstanding Class B common stock to Class A common stock resulting in ownership in Holdings’ outstanding common stock and voting power of Holdings’ outstanding common stock of approximately 9.8% as of March 3, 2021.

Temporarily Suspended Operations. As of March 17, 2020, the Company temporarily suspended all theatre operations in its U.S. markets and International markets in compliance with local, state, and federal governmental restrictions and recommendations on social gatherings to prevent the spread of COVID-19 and as a precaution to help ensure the health and safety of the Company’s guests and theatre staff. The Company resumed limited operations in the International markets in early June 2020 and limited operations in the U.S. markets in late August 2020. A COVID-19 resurgence during the fourth quarter of 2020 resulted in additional local, state, and federal government restrictions and many previously reopened theatres in International markets temporarily suspended operations again. The North American and International industry box offices have also have been significantly impacted by COVID-19, and in response to the suspension of theatre operations by the Company and other theatre exhibitors and the COVID-19 related suspension of new movie production, studios have postponed new film releases beyond 2020 or moved them to the home video market. As a result of these temporarily suspended operations and limited new film content, the Company’s revenues and expenses for the year ended December 31, 2020 are significantly lower than the revenues and expenses for the year ended December 31, 2019.

Liquidity. In response to the COVID-19 pandemic, the Company has taken and continues to take significant steps to preserve cash by eliminating non-essential costs, including reductions to the Company’s variable and elements of its fixed cost structure, including, but not limited to:

●	Suspended non-essential operating expenditures, including marketing & promotional and travel and entertainment expenses; and where possible, utilities and reduced essential operating expenditures to minimum levels necessary while theatres are closed;
●	Terminated or deferred all non-essential capital expenditures to minimum levels necessary while theatres are operating for limited hours or closed;
●	Implemented measures to reduce corporate-level employment costs while closed, including full or partial furloughs of all corporate-level Company employees for a period of time, including senior executives, with individual work load and salary reductions ranging from 20% to 100%; cancellation of pending annual merit pay increases; and elimination or reduction of non-healthcare benefits. With the resumption of operations, the Company eliminated the full and partial furloughs;
●	All domestic theatre-level crew members were fully furloughed and theatre-level managements’ hours were reduced to the minimum levels necessary to begin resumption of operations when permitted. Similar efforts to reduce theatre-level and corporate employment costs were undertaken internationally consistent with applicable laws across the jurisdictions in which the Company operates. As the Company resumed limited operations, employment costs increased;
●	Working with the Company’s landlords, vendors, and other business partners to manage, defer, and/or abate the related rent expenses and operating expenses;
●	Introduced an active cash management process, which, among other things, requires senior management approval of all outgoing payments;
●	Since April 24, 2020, the Company has been prohibited from making dividend payments in accordance with the covenant suspension conditions in its Senior Secured Credit Facility Agreement. The Company had also previously elected to decrease the dividend paid in the first quarter of 2020 by $0.17 per share when compared to the first quarter of 2019. The cash savings as a result of the prior decrease and current prohibition on making dividend payments was $77.6 million during the year ended December 31, 2020 in comparison to the year ended December 31, 2019; and
●	The Company is prohibited from making purchases under its stock repurchase program in accordance with the covenant suspension conditions in its Senior Secured Credit Facility Agreement.

The Company intends to seek any available potential benefits, including loans, investments or guarantees, under future government programs for which the Company qualifies domestically and internationally. The Company has taken advantage of many forms of governmental assistance internationally including but not limited to revenue and fixed cost reimbursements, payroll subsidies, rent support programs, direct grants, and property tax holidays. The Company cannot predict the manner in which such benefits will be allocated or administered, and the Company cannot assure it will be able to access such benefits in a timely manner or at all.

In addition to preserving cash, the Company enhanced liquidity through debt issuance, debt exchanges and equity sales as follows. See Note 8—Corporate Borrowings and Finance Lease Obligations, Note 9—Stockholders’ Equity, and Note 17—Subsequent Events for further information.

●	The April 2020 issuance of $500 million of 10.5% first lien notes due 2025 (the “First Lien Notes due 2025”).
●	The July 2020 completion of a debt exchange offer in which the Company issued approximately $1.46 billion aggregate principal amount of 10%/12% Cash /PIK Toggle Second Lien Subordinated Secured Notes due 2026 (the “Second Lien Notes due 2026”) in exchange for approximately $2.02 billion principal amount of the Company’s senior subordinated notes, reducing the principal amounts of the Company’s debt by approximately $555 million and extending maturities on approximately $1.7 billion of debt to 2026, most of which was maturing in 2024 and 2025 previously. Interest on the Second Lien Notes due 2026 for the first three six-month interest periods after the issue date is expected to be paid all or in part on an in-kind basis pursuant to the terms of the 10%/12% Cash/PIK Toggle Second Lien Subordinated Secured Notes due 2026.
●	The July 2020 issuance of the 10.5% first lien secured notes due 2026 (the “First Lien Notes due 2026”) in which the Company received proceeds of $270.0 million, net of discounts and deferred charges.
●	The launch of several “at-the-market” equity offerings to raise capital through the sale of the Company’s Class A common stock. During the year ended December 31, 2020, the Company sold 91.0 million shares, generating $272.8 million in gross proceeds and paid fees to sales agents of $6.8 million. In January 2021, the Company sold approximately 187.0 million shares, generating $596.9 million in gross proceeds and paid fees to sales agents of $14.9 million.
●	The December 2020 issuance of 21,978,022 shares of Class A common stock to Mudrick Capital Management, LP (“Mudrick”) in exchange for $104.5 million aggregate principal amount of the Second Lien Notes due 2026 and a commitment from Mudrick to purchase $100 million aggregate principal amount of 15%/17%/Cash/PIK Toggle First Lien Secured Notes due 2026 (“First Lien Toggle Notes due 2026”) which the Company issued to Mudrick in January 2021 for cash.
●	The January 2021 conversion by holders of all $600 million of the Company’s 2.95% Convertible Senior Secured Notes due 2026 into shares of the Company’s Class A common stock at a conversion price of $13.51 which resulted in the issuance of 44,422,860 shares of its Class A Common Stock and reduced annual cash interest expense by $17.7 million.
●	The February 2021 entry into a new £140.0 million and €296.0 million term loan facility agreement (the “Odeon Term Loan Facility”) by Odeon Cinemas Group Limited (“Odeon”). Approximately £89.7 million and €12.8 million of the net proceeds from the Odeon Term Loan Facility was used to repay in full Odeon’s obligations (including principal, interest, fees and cash collateralized letters of credit) under its existing revolving credit facility and the remaining net proceeds will be used for general corporate purposes.

If attendance levels increase consistent with our assumptions described below, it currently estimates that its existing cash and cash equivalents, net proceeds from the completed issuances of debt and common stock in January 2021 and borrowings under the Odeon Term Loan Facility in February 2021 will be sufficient to comply with minimum liquidity requirements under our debt covenants, fund operations, and satisfy obligations including cash outflows for increased rent and planned capital expenditures currently and through at least March 31, 2022. This requires that the Company achieves significant increases in attendance levels beginning in the third quarter of 2021 and ultimately reaching 90% of pre COVID-19 attendance levels by the fourth quarter of 2021 and through the first quarter of 2022, as the vaccine rollout continues and more Hollywood product is released in its theatres. The Company entered into the Ninth Amendment (as defined below) to the Credit Agreement (as defined below) pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant applicable to the Revolving Credit Facility (as defined below) from March 31, 2021 to March 31, 2022, as described, and on the terms and conditions specified, therein. As a result, the Company will be subject to the financial covenant beginning with the quarter ending June 30, 2022. The Company is subject to minimum liquidity requirements of approximately $145 million of which $100 million is required under the conditions for the Extended Covenant Suspension Period under the Senior Secured Revolving Credit Facility during the Extended Covenant Suspension Period, as amended, and £32.5 million (approximately $45 million) required under the Odeon Term Loan Facility. The Company’s liquidity needs thereafter will depend, among other things, on the timing of a full resumption of operations, the timing of movie releases and its ability to generate cash from operations.

The Company continues to explore potential sources of additional liquidity, which is essential to its long-term viability, including:

●	Additional equity financing. The Company may continue to pursue equity issuances that include its remaining authorized shares. The amount of liquidity the Company might generate will primarily depend on the market price of its Class A common stock, trading volumes, which impact the number of shares the Company is able to sell, and the available periods during which sales may be made. Because the Company’s market price and trading volumes are volatile, there is no guarantee as to the amounts of liquidity it might generate or that its prior experience accurately predicts the results the Company will achieve.
●	Landlord Negotiations. Commencing in 2021, the Company’s cash expenditures for rent are scheduled to increase significantly as a result of rent obligations that had been deferred to 2021 and future years that were approximately $450.0 million as of December 31, 2020. In light of the Company’s liquidity challenges, and in order to establish its long-term viability, the Company believes it must continue to reach accommodations with its landlords to abate or defer a substantial portion of the Company’s rent obligations, in addition to generating sufficient amounts of liquidity through equity issuances and the other potential financing arrangements discussed below. Accordingly, the Company has entered into additional landlord negotiations to seek material reductions, abatements and deferrals in its rent obligations. In connection with these negotiations, the Company has ceased to make rent payments under a portion of its leases and has received notices of default, the result of which may permit landlords to threaten or seek a variety of remedies. The Company continues to renegotiate leases with landlords to attain additional concessions and address any instances of default. To the extent the Company achieves substantial deferrals but not abatements, its cash requirements will increase substantially in the future.
●	Other Creditor Discussions. While the liquidity the Company has raised has substantially extended its liquidity runway, the new debt the Company has issued or that has been committed, together with the higher interest rate payments that will be required in the future but have largely been deferred, will substantially increase its leverage and future cash requirements. These future cash requirements, like the Company’s deferred rent obligations, will present a challenge to its long-term viability if its operating income does not return to pre-COVID levels. Even then, the Company believes it will need to engage in discussions with its creditors to substantially reduce its leverage. The Company expects to continue to explore alternatives that include new-money financing, potentially in connection with converting debt to equity, which would help manage its leverage but would be dilutive to holders of its common stock. The Company expects it will continue to receive from and discuss proposals with all classes of creditors. These discussions may not result in any agreement on commercially acceptable terms.
●	Covenant Suspension. The Company entered into the Ninth Amendment to the Credit Agreement, pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant applicable to the Revolving Credit Facility from March 31, 2021 to March 31, 2022, as described, and on the terms and conditions specified, therein. See Note 17—Subsequent Events for further information.
●	Joint-venture or other arrangements with existing business partners and minority investments in the Company’s capital stock. The Company continues to explore other potential arrangements, including equity investments, to generate additional liquidity.

It is very difficult to estimate the Company’s liquidity requirements, future cash burn rates and future attendance levels. Depending on the Company’s assumptions regarding the timing and ability to achieve more normalized levels of operating revenue, the estimates of amounts of required liquidity vary significantly. Similarly, it is very difficult to predict when theatre attendance levels will normalize, which the Company expects will depend on the widespread availability and use of effective vaccines for the coronavirus. However, the Company’s current cash burn rates are not sustainable. Further, the Company cannot predict what future changes may occur to the supply or release date of movie titles available for theatrical exhibition once moviegoers are prepared to return in large numbers. Nor can the Company know with certainty the impact of Warner Bros.’s announcement that it is releasing its entire 2021 slate of movies on HBO Max at the same time as the movies debut in theatres or any similar announcements regarding the release of movie titles concurrently to the home video or streaming markets, as those arrangements will be subject to negotiations that have not yet taken place. There can be no assurance that the attendance level and other assumptions used to estimate the Company’s liquidity requirements and future cash burn will be correct, and its ability to be predictive is uncertain due to the unknown magnitude and duration of the COVID-19 pandemic. Further, there can be no assurances that the Company will be successful in generating the additional liquidity necessary to meet its obligations beyond twelve months from the issuance of these financial statements on terms acceptable to the Company or at all. If the Company is unable to maintain or renegotiate its minimum liquidity covenant requirements, it could have a significant adverse effect on the Company’s business, financial condition and operating results.

The Company also realized significant cancellation of debt income (“CODI”) in connection with its debt restructuring. As a result of such CODI, the Company estimates a significant portion of its net operating losses and tax credits will be eliminated as a result of tax attribute reductions. Any loss of tax attributes as a result of such CODI may adversely affect the Company’s cash flows and therefore its ability to service its indebtedness.

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

Noncontrolling Interests. Majority-owned subsidiaries that the Company has control of are consolidated in the Company’s consolidated subsidiaries; consequently, a portion of its stockholders’ equity, net earnings (loss) and total comprehensive income (loss) for the periods presented are attributable to noncontrolling interests. On August 28, 2020, the Company entered into an agreement to sell its equity interest in Forum Cinemas OU, which consists of nine theatres located in the Baltics’ region (Latvia, Lithuania and Estonia) and is included in the Company’s International markets reportable segment, for total consideration of approximately €77.25 million, including cash of approximately €64.35 million or $76.6 million prior to any transaction costs. This transaction was undertaken by the Company to further increase its liquidity and strengthen its balance sheet at a transaction multiple that demonstrates that market participants ascribe positive value to the business. The completion of the sale will take place in several steps and is contingent upon clearance from each regulatory competition council in each country. The Company received $37.5 million (€31.53 million) cash consideration upon entering into the sale agreement on August 28, 2020, transferred an equity interest of 49% in Forum Cinemas OU to the purchaser and recorded an initial noncontrolling interest of $34.9 million in total equity (deficit). Transaction costs of $1.4 million and net gain of $1.2 million related to the sale of 49% equity interest of Lithuania and Estonia and the 100% disposal of Latvia were recorded in additional paid-in capital during the year ended December 31, 2020 and will be recognized in earnings when the remaining 51% interests in Lithuania and Estonia are disposed. At December 31, 2020, the carrying amounts of the major classes of assets and liabilities included as part of the disposal group that were previously included in the International markets reportable segment were; goodwill of $41.8 million, property, net, of $13.0 million, operating lease right-of-use assets, net of $15.7 million, and current and long-term operating lease liabilities of $2.4 million and $13.7 million, respectively. The remaining cash consideration is payable upon completion of the sale of the remaining 51% equity interest in Lithuania and Estonia, which is expected to occur in two separate transactions by country following competition council clearance in each country. At December 31, 2020, the Company’s noncontrolling interest of 49% in Lithuania and Estonia was $26.9 million. The Company estimates the sale of Forum Cinemas will be completed in 2021.

Revenues. The Company recognizes revenue, net of sales tax, when it satisfies a performance obligation by transferring control over a product or service to a customer. Admissions and food and beverage revenues are recorded at a point in time when a film is exhibited to a customer and when a customer takes possession of food and beverage offerings. The Company defers 100% of the revenue associated with the sales of gift cards and exchange tickets until such time as the items are redeemed or estimated income from non-redemption is recorded.

The Company recognizes income from non-redeemed or partially redeemed gift cards in proportion to the pattern of rights exercised by the customer (“proportional method”) where it applies an estimated non-redemption rate for its gift card sales channels, which range from 13% to 18.5% of the current month sales of gift cards, and the Company recognizes in other theatre revenues the total amount of expected income for non-redemption for that current month’s sales as income over the next 24 months in proportion to the pattern of actual redemptions. The Company has determined its non-redeemed rates and redemption patterns using data accumulated over ten years.

Upon adoption of ASC 606 on January 1, 2018, the Company recognizes ticket fee revenues based on a gross transaction price. The Company believes it is a principal (as opposed to agent) in the arrangement with third-party internet ticketing companies in regard to the sale of online tickets because the Company controls the online tickets before they are transferred to the customer. The online ticket fee revenues and the third-party commission or service fees are recorded in the line items other theatre revenues and operating expense, respectively, in the consolidated statements of operations.

Film Exhibition Costs. Film exhibition costs are accrued based on the applicable box office receipts and estimates of the final settlement to the film licensors. Film exhibition costs include certain advertising costs. As of December 31, 2020 and December 31, 2019, the Company recorded film payables of $16.4 million and $166.5 million, respectively, which are included in accounts payable in the accompanying consolidated balance sheets.

Food and Beverage Costs. The Company records rebate payments from vendors as a reduction of food and beverage costs when earned.

Exhibitor Services Agreement. The Company recognizes advertising revenues, which are included in other theatre revenues in the consolidated statements of operations, when it satisfies a performance obligation by transferring a promised good or service to the customers. The advertising contracts with customers generally consist of a series of distinct periods of service, satisfied over time, to provide rights to advertising services. The Company’s Exhibitor Services Agreement (“ESA”) with NCM includes a significant financing component due to the significant length of time between receiving the non-cash consideration and fulfilling the performance obligation. The Company receives the non-cash consideration in the form of common membership units from NCM, in exchange for rights to exclusive access to the Company’s theatre screens and attendees through February 2037. Upon adoption of ASC 606, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018, the Company’s advertising revenues have significantly increased with a similar offsetting increase in non-cash interest expense, which is recorded to non-cash NCM exhibitor service agreement in the consolidated statements of operations. Upon adoption of ASC 606 and pursuant to the calculation requirements for the time value of money, the amortization method reflects the front-end loading of the significant financing component where more interest expense is recognized earlier during the term of the agreement than the back-end recognition of the deferred revenue amortization where more revenue is recognized later in the term of the agreement. See Note 6—Investments for further information regarding the common unit adjustment and the fair value measurement of the non-cash consideration. The interest expense was calculated using discount rates that ranged from 6.5% to 18.25%, which are the rates at which the Company believes it could borrow in separate financing transactions.

Customer Engagement Programs. AMC Stubs® is a customer loyalty program in the U.S. markets which allows members to earn rewards, receive discounts and participate in exclusive members-only offerings and services. It features both a traditional paid tier called AMC Stubs PremiereTM, with a $15.00 annual membership fee, and a non-paid tier called AMC Stubs® InsiderTM. Both programs reward loyal guests for their patronage of AMC Theatres. Rewards earned are redeemable on future purchases at AMC locations.

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

AMC Stubs® A-List is the Company’s monthly subscription-based tier of the AMC Stubs® loyalty program. This program offers guests admission to movies at AMC up to three times per week including multiple movies per day and repeat visits to already seen movies for $19.95 and $23.95 per month depending upon geographic market. Revenue is recognized ratably over the enrollment period.

Advertising Costs. The Company expenses advertising costs as incurred and does not have any direct-response advertising recorded as assets. Advertising costs were $10.7 million, $42.6 million, and $45.4 million for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively, and are recorded in operating expense in the accompanying consolidated statements of operations.

Cash and Equivalents. All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents.

Derivative Asset and Liability. The Company remeasured the derivative asset related to its contingent call option to acquire shares of its Class B common stock at no additional cost and the derivative liability related to the conversion feature in its Senior Unsecured Convertible Notes due 2024 at fair value each reporting period until the conversion price reset on September 14, 2020, with changes in fair value recorded in the consolidated statement of operations in other expense (income). The Company has obtained independent third-party valuation studies to assist in determining fair value. The Company’s valuation studies use a Monte Carlo simulation approach and are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. The Company’s common stock price at the end of each reporting period as well as the remaining amount of time until expiration for the contingent call option and conversion feature are key inputs for the estimation of fair value that are expected to change each reporting period. The Company recorded other expense (income) related to derivative asset fair value adjustments of $19.6 million, $17.7 million and $(45.0) million, during the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively, and other expense (income) related to derivative liability fair value adjustments of $89.4 million, $(23.5) million, and $(66.4) million, during the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively. See Note 8—Corporate Borrowings and Finance Lease Obligations and Note 9—Stockholders’ Equity for further discussions.

Intangible Assets. Intangible assets were recorded at fair value for intangible assets resulting from the acquisition of Holdings by Wanda on August 30, 2012 and other theatre acquisitions. Intangible assets are comprised of amounts assigned to management contracts, a contract with an equity method investee, and a non-compete agreement, each of which are being amortized on a straight-line basis over the estimated remaining useful lives of the assets. The Company evaluates definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be fully recoverable. Trademark and trade names are considered either definite or indefinite-lived intangible assets. Indefinite-lived intangible assets are not amortized but rather evaluated for impairment annually or more frequently as specific events or circumstances dictate.

The Company first assesses the qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. During the year ended December 31, 2020, the Company recorded impairment losses related to definite-lived intangible assets of $14.4 million in the U.S. markets and indefinite-lived intangible assets of $15.2 million in the International markets. There were no intangible asset impairment charges incurred during the years ended December 31, 2019 and December 31, 2018.

Investments. The Company accounts for its investments in non-consolidated entities using either the cost or equity methods of accounting as appropriate, and has recorded the investments within other long-term assets in its consolidated balance sheets. Equity earnings and losses are recorded when the Company’s ownership interest provides the Company with significant influence. The Company follows the guidance in ASC 323-30-35-3, investment in a limited liability company, which prescribes the use of the equity method for investments where the Company has significant influence. The Company classifies gains and losses on sales of investments or impairments accounted for using the cost method in investment expense (income). Gains and losses on cash sales are recorded using the weighted average cost of all interests in the investments. Gains and losses related to non-cash negative common unit adjustments are recorded using the weighted average cost of those units in NCM. See Note 6—Investments for further discussion of the Company’s investments in NCM. As of December 31, 2020, the Company holds equity method investments comprised of a 18.3% interest in SV Holdco LLC (“SV Holdco”), a joint venture that markets and sells cinema advertising and promotions through Screenvision; a 50.0% interest in Digital CineMedia Ltd. (“DCM”), a joint venture that provides advertising services in International markets; a 32.0% interest in AC JV, LLC (“AC JV”), a joint venture that owns Fathom Events offering alternative content for motion picture screens; a 29.0% interest in Digital Cinema Implementation Partners, LLC (“DCIP”), a joint venture charged with implementing digital cinema in the Company’s theatres; a 14.6% interest in Digital Cinema Distribution Coalition, LLC (“DCDC”), a satellite distribution network for feature films and other digital cinema content; a 10.0% interest in SCC; a 50% ownership interest in three U.S. motion picture theatres and approximately 50% ownership interest in 54 theatres in Europe. Indebtedness held by equity method investees is non-recourse to the Company. In 2020, the Company early adopted the amendments in S-X Rule 1-02(w) related to significant subsidiary tests of nonconsolidated entities.

Goodwill. The Company’s recorded goodwill was $2,547.3 million and $4,789.1 million as of December 31, 2020 and December 31, 2019, respectively. Goodwill represents the excess of purchase price over fair value of net tangible and identifiable intangible assets related to the acquisition of Holdings by Wanda on August 30, 2012 and subsequent theatre business acquisitions. The Company evaluates goodwill recorded at the Company’s two reporting units (Domestic Theatres and International Theatres). Also, the Company evaluates goodwill and its indefinite-lived trademark and trade names for impairment annually as of the beginning of the fourth quarter and any time an event occurs or circumstances change that would more likely than not reduce the fair value for a reporting unit below its carrying amount. The impairment test for goodwill involves estimating the fair value of the reporting unit and comparing that value to its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, the difference is recorded as goodwill impairment charge, not to exceed the total amount of goodwill allocated to that reporting unit.

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

In accordance with ASC 350-20-35-30, the Company performed an assessment to determine whether there were any events or changes in circumstances that would warrant an interim ASC 350 impairment analysis as of September 30, 2020. Due to the suspension of operations during the second and third quarters of 2020 and the further delay or cancellation of film releases, the Company performed a Step 1 quantitative impairment test of the Domestic and International reporting units as of September 30, 2020. In performing the Step 1 quantitative goodwill impairment test as of September 30, 2020, the Company used an enterprise value approach to measure fair value of the reporting units. See Note 12—Fair Value Measurements for a discussion of the valuation methodology. The enterprise fair value of the Domestic Theatres and International Theatres reporting units was less than their carrying values and goodwill impairment charges of $151.2 million and $5.6 million, respectively, were recorded as of September 30, 2020 for the Company’s Domestic Theatres and International Theatres reporting units.

Due to the further delay or cancellation of film releases and the further suspension of operations in the International markets, the Company performed a Step 1 quantitative impairment test of the Domestic and International reporting units as of December 31, 2020. In performing the Step 1 quantitative goodwill impairment test as of December 31, 2020, the Company used an enterprise value approach to measure fair value of the reporting units. See Note 12—Fair Value Measurements for a discussion of the valuation methodology. The enterprise fair value of the Domestic Theatres reporting unit was greater than its carrying value and the enterprise fair value of the International Theatre reporting unit was less than its carrying value. As a result, goodwill impairment charge of $405.3 million was recorded as of December 31, 2020 for the Company’s International Theatres reporting unit. There is considerable management judgment with respect to cash flow estimates and discount rates to be used in determining fair value, which fall under Level 3 within the fair value measurement hierarchy. Given the nature of the Company’s business and its recent history, future impairments are possible based upon business conditions, movie release dates, and attendance levels.

As of September 30, 2019 and based on recent sustained declines in the trading price of the Company’s Class A common stock, the Company performed a quantitative goodwill impairment test of the Domestic and International reporting units as of September 30, 2019. In performing the quantitative goodwill impairment test as of September 30, 2019, the Company used an enterprise value approach to measure fair value of the reporting. The enterprise fair values of the Domestic Theatres and International Theatres reporting units exceeded their carrying values by approximately 9.9% and 11.8%, respectively. Accordingly, there was no goodwill impairment recorded as of September 30, 2019.

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

Accounts Payable. Under the Company’s cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified within accounts payable in the balance sheet. The change in book overdrafts are reported as a component of operating cash flows for accounts payable as they do not represent bank overdrafts. The amount of these checks included in accounts payable as of December 31, 2020 and December 31, 2019 was $1.8 million and $40.9 million, respectively.

Leases. The Company adopted ASC 842 on January 1, 2019 using the modified retrospective transition method; and therefore, the comparative information has not been adjusted for the year ended December 31, 2018. Upon transition to the new standard, the Company elected the package of practical expedients, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.

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

Operating lease right-of-use assets and lease liabilities were recorded at commencement date based on the present value of minimum lease payments over the remaining lease term. The minimum lease payments include base rent and other fixed payments, including fixed maintenance costs. The Company’s leases have remaining lease terms of approximately 1 year to 25 years, which may include the option to extend the lease when it is reasonably certain the Company will exercise that option. The present value of the lease payments is calculated using the incremental borrowing rate for operating leases, which was determined using a portfolio approach based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. Operating lease expense is recorded on a straight-line basis over the lease term.

The Company elected the practical expedient to not separate lease and non-lease components and also elected the short-term practical expedient for all leases that qualify. As a result, the Company will not recognize right-of-use assets or liabilities for short-term leases that qualify for the short-term practical expedient, but instead will recognize the lease payments as lease cost on a straight-line basis over the lease term. The Company’s lease agreements do not contain residual value guarantees. Short-term leases and sublease arrangements are immaterial. Equipment leases primarily consist of food and beverage equipment.

Sale Leaseback Transactions. Prior to adopting ASC 842 on January 1, 2019, the Company deferred gains on sale leaseback transactions and amortized the gains over the remaining lease term. Losses on sale leaseback transactions were recorded at the time of sale if the fair value of the property sold is less than the net book value of the property. On June 18, 2018, the Company completed the sale leaseback of the real estate assets associated with one theatre for proceeds, net of closing costs, of $50.1 million and the deferred gain on the sale was approximately $27.3 million. Upon adoption ASC 842 on January 1, 2019, the unamortized deferred gains related to sales leaseback transactions of $102.4 million were reclassified as a cumulative effect adjustment to accumulated deficit.

Impairment of Long-lived Assets. The Company reviews long-lived assets, including definite-lived intangibles and theatre assets (including operating lease right-of-use assets) whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be fully recoverable. The Company identifies impairments related to internal use software when management determines that the remaining carrying value of the software will not be realized through future use. The Company evaluates events or circumstances, including competition in the markets where it operates, that would indicate the carrying value of theatre assets may not be fully recoverable. If an event or circumstance is identified indicating carrying value may not be recoverable, the sum of future undiscounted cash flows is compared to the carrying value. If the carrying value exceeds the future undiscounted cash flows, the carrying value of the asset is reduced to fair value, with the difference recorded as an impairment charge. Assets are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The Company evaluates theatres using historical and projected data of theatre level cash flow as its primary indicator of potential impairment and considers the seasonality of its business when making these evaluations. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows, adjusted as necessary for market participant factors.

There is considerable management judgment necessary to determine the estimated future cash flows and fair values of the Company’s theatres and other long-lived assets, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy, see Note 12—Fair Value Measurements.

The following table summarizes the Company’s assets that were impaired:

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2020	2019	2018
Impairment of long-lived assets	$177.9	$84.3	$13.8
Impairment of definite-lived intangible assets	14.4	—	—
Impairment of indefinite-lived intangible assets	15.2	—	—
Impairment of goodwill (1)	2,306.4	—	—
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill	2,513.9	84.3	13.8
Impairment of equity method investments recorded in equity in earnings (loss) of non-consolidated entities	8.6
Impairment of other assets recorded in investment expense (income)	15.9	3.6	—
Total impairment loss	$2,538.4	$87.9	$13.8
(1)	See Note 5—Goodwill and Intangible Assets for information regarding goodwill impairment.

During the year ended December 31, 2020, the Company recorded non-cash impairment of long-lived assets of $152.5 million on 101 theatres in the U.S. markets with 1,139 screens (in Alabama, Arizona, Arkansas, California, Colorado, District of Columbia, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Massachusetts, Michigan, Minnesota, Missouri, Montana, Nebraska, New Hampshire, New Jersey, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Washington, Wisconsin and Wyoming) and $25.4 million on 37 theatres in the International markets with 340 screens (in Finland, Germany, Ireland, Italy, Norway, Portugal, Spain, Sweden, and UK), which were related to property, net and operating lease right-of-use assets, net. During the year ended December 31, 2020, the Company recorded impairment losses related to definite-lived intangible assets of $14.4 million in the U.S. markets. For indefinite-lived intangible asset, the Company recorded impairment charges related to the Odeon trade name of $12.5 million and Nordic trade names of $2.7 million during the year ended December 31, 2020. During the year ended December 31, 2020, the Company recorded impairment losses in the International markets related to equity method investments of $8.6 million in equity in (earnings) loss of non-consolidated entities. In addition, during the year ended December 31, 2020, the Company recorded impairment losses of $15.9 million within investment expense (income), related to equity interest investments without a readily determinable fair value accounted for under the cost method in the U.S. markets.

During the year ended December 31, 2019, the Company recorded an impairment of long-lived assets loss of $76.6 million on 40 theatres in the U.S. markets with 512 screens and an impairment of long-lived assets loss of $7.7 million on 14 theatres with 148 screens in the International markets, which was related to property held and used, operating lease right-of-use assets, and a U.S. property held and not used in other long-term assets. In addition, the Company recorded an impairment loss of $3.6 million within investment expense (income), related to an equity interest investment without a readily determinable fair value accounted for under the cost method.

During the year ended December 31, 2018, the Company recorded an impairment of long-lived assets loss of $13.8 million on 13 theatres in the U.S. markets with 150 screens and 15 theatres with 118 screens in the International markets which was related to property held and used.

Foreign Currency Translation. Operations outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average rates of exchange. The resultant translation adjustments are included in foreign currency translation adjustment, a separate component of accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in net earnings (loss), except those intercompany transactions of a long-term investment nature, and also the Company’s £4.0 million, 6.375% Senior Subordinated Notes due 2024, which have been designated as a non-derivative net investment hedge of the Company’s investment in Odeon and UCI Cinemas Holdings Limited (“Odeon”). If the Company substantially liquidates its investment in a foreign entity, any gain or loss on currency translation or transaction balance recorded in accumulated other comprehensive loss is recorded as part of a gain or loss on disposition.

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

The following table sets forth the plans’ benefit obligations and plan assets and the accrued liability for benefit costs included in the consolidated balance sheets:

	U.S. Pension Benefits		International Pension Benefits
	Year Ended		Year Ended
(In millions)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Aggregated projected benefit obligation at end of period (1)	$(123.9)	$(115.9)	$(133.1)	$(120.5)
Aggregated fair value of plan assets at end of period	84.2	76.3	128.7	119.4
Net liability for benefit cost - funded status	$(39.7)	$(39.6)	$(4.4)	$(1.1)
(1)	At December 31, 2020 and December 31, 2019, U.S. aggregated accumulated benefit obligations were $123.9 million and $115.9 million, respectively, and international aggregated accumulated benefit obligations were $129.5 million and $117.2 million, respectively.

The Company expects to contribute $3.7 million to the U.S. pension plans, during the calendar year 2021. The Company intends to make future cash contributions to the plans in an amount necessary to meet minimum funding requirements according to applicable benefit plan regulations.

The weighted-average assumptions used to determine benefit obligations are as follows:

	U.S. Pension Benefits		International Pension Benefits
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Discount rate	2.26%	3.07%	1.78%	1.97%
Rate of compensation increase	N/A	N/A	2.29%	2.27%

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	U.S. Pension Benefits			International Pension Benefits
	Year Ended			Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2018	2020	2019	2018
Discount rate	3.07%	4.12%	3.42%	1.97%	2.86%	2.58%
Weighted average expected long-term return on plan assets	6.70%	6.70%	7.00%	2.15%	2.99%	2.86%
Rate of compensation increase	N/A	N/A	N/A	2.27%	2.19%	2.19%

The offset to the pension liability is recorded in equity as a component of accumulated other comprehensive (income) loss. For further information, see Note 14—Accumulated Other Comprehensive Income (Loss) for pension amounts and activity recorded in accumulated other comprehensive income.

For the years ended December 31, 2020, December 31, 2019, and December 31, 2018, net periodic benefit costs were $1.8 million, $1.7 million, and $1.1 million, respectively. The service cost component of net periodic benefit costs is recorded in general and administrative other and the non-operating component is recorded in other expense (income) in the consolidated statements of operations.

The following table provides the benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter:

(In millions)	U.S. Pension Benefits	International Pension Benefits
2021	$4.7	$3.3
2022	5.4	3.4
2023	4.8	3.5
2024	5.2	3.6
2025	5.3	3.7
Years 2026 - 2030	28.9	19.9

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

Investments in the pension plan assets are measured at fair value on a recurring basis. As of December 31, 2020, for the U.S. investment portfolio, 95% were valued using the net asset value per share (or its equivalent) as a practical expedient and 5% of the investment included pooled separate accounts valued using market prices for the underlying instruments that were observable in the market or could be derived by observable market data from independent external valuation information (Level 2 of the fair value hierarchy). As of December 31, 2020, for the International investment portfolio 2% consisting of cash and equivalents was valued using quoted market prices from actively traded markets (Level 1 of the fair value hierarchy), 37% included pooled separate accounts and collective trust funds valued using market prices for the underlying instruments that were observable in the market or could be derived by observable market data from independent external valuation information (Level 2 of the fair value hierarchy), and 61% were valued using the net asset value per share (or its equivalent) as a practical expedient.

Under the defined contribution plan, the Company sponsors a voluntary 401(k) savings plan covering certain U.S. employees age 21 or older and who are not covered by a collective bargaining agreement. Under the Company’s 401(k) Savings Plan, except during the 2020 furlough period, the Company matched 100% of each eligible employee’s elective contributions up to 3% and 50% of contributions up to 5% of the employee’s eligible compensation.

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

Casualty Insurance. The Company is self-insured for general liability up to $1.0 million per occurrence and carries a $0.5 million deductible limit per occurrence for workers’ compensation claims. The Company utilizes actuarial projections of its ultimate losses to calculate its reserves and expense. The actuarial method includes an allowance for adverse developments on known claims and an allowance for claims which have been incurred but which have not yet been reported. As of December 31, 2020 and December 31, 2019, the Company recorded casualty insurance reserves of $32.7 million and $29.4 million. The Company recorded expenses related to general liability and workers’ compensation claims of $32.8 million, $32.6 million, and $25.1 million for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively. Casualty insurance expense is recorded in operating expense.

Other Expense (Income): The following table sets forth the components of other expense (income):

	Year Ended
	December 31,
(In millions)	2020	2019	2018
Derivative liability fair value adjustment for embedded conversion feature in the Convertible Notes	$89.4	$(23.5)	$(66.4)
Derivative asset fair value adjustment for contingent call option related to the Class B common stock purchase and cancellation agreement	19.6	17.7	(45.0)
Business interruption insurance recoveries	(0.5)	(1.1)	(0.4)
Credit losses related to contingent lease guarantees	15.0	—	—
Governmental assistance due to COVID-19	(38.6)	—	—
Loss on Pound sterling forward contract	—	0.9	0.4
Foreign currency transactions losses	(2.8)	1.5	1.4
Non-operating components of net periodic benefit cost	1.1	1.2	0.8
Loss on repayment of indebtedness	—	16.6	—
Gain on extinguishment Second Lien Notes due 2026	(93.6)	—	—
Financing fees related to modification of debt	39.3	—	0.4
Other	—	0.1	0.7
Other expense (income)	$28.9	$13.4	$(108.1)

Accounting Pronouncements Recently Adopted

Financial Instruments. In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which provides new guidance regarding the measurement and recognition of credit impairment for certain financial assets. Such guidance impacts how the Company determines its allowance for estimated uncollectible receivables and also contingent lease guarantees, where the Company remains contingently liable for lease payments under certain leases of theatres that it previously divested, in the event that such assignees are unable to fulfill their future lease payment obligations. ASU 2016-13 was effective for the Company in the first quarter of 2020. The Company recorded the cumulative effect upon adoption of the new standard related to credit losses for contingent lease guarantees of $16.9 million. See Note 11—Commitments and Contingencies for further information regarding contingent lease guarantees. The adoption impact on the Company’s allowance for estimated uncollectible receivables was immaterial as of January 1, 2020 and December 31, 2020. The cumulative effect of adoption was recorded to accumulated deficit under the modified retrospective adoption method.

Fair Value Measurement. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which eliminates, adds, and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. Entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but are required to disclose the range and weighted average used to develop significant observable inputs for Level 3 fair value measurements. The fair value measurement disclosure requirements of ASU 2018-13 were effective for the Company in the first quarter of 2020. See Note 12—Fair Value Measurements for the required disclosures for Level 3 fair value measurements.

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

Accounting Pronouncements Issued Not Yet Adopted

Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to improve consistency and simplify several areas of existing guidance. ASU 2019-12 removes certain exceptions to the general principles related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also clarifies the accounting for transactions that result in a step-up in the tax basis for goodwill. ASU 2019-12 is effective for the Company in the first quarter of 2021. The Company is currently evaluating the effect that ASU 2019-12 will have on its consolidated financial statements and the applicable adoption method to be utilized.

NOTE 2—REVENUE RECOGNITION

Disaggregation of Revenue. Revenue is disaggregated in the following tables by major revenue types and by timing of revenue recognition:

	Year Ended
(In millions)	December 31, 2020	December 31, 2019	December 31, 2018
Major revenue types
Admissions	$712.1	$3,301.3	$3,385.0
Food and beverage	362.4	1,719.6	1,671.5
Other theatre:
Advertising	80.5	143.0	142.2
Other theatre	87.4	307.1	262.1
Other theatre	167.9	450.1	404.3
Total revenues	$1,242.4	$5,471.0	$5,460.8

	Year Ended
(In millions)	December 31, 2020	December 31, 2019	December 31, 2018
Timing of revenue recognition
Products and services transferred at a point in time	$1,086.0	$5,071.0	$5,218.7
Products and services transferred over time(1)	156.4	400.0	242.1
Total revenues	$1,242.4	$5,471.0	$5,460.8
(1)	Amounts primarily include subscription and advertising revenues.

The following tables provide the balances of receivables and deferred revenue income:

(In millions)	December 31, 2020	December 31, 2019
Current assets
Receivables related to contracts with customers	$23.1	$160.3
Miscellaneous receivables	67.9	93.9
Receivables, net	$91.0	$254.2

(In millions)	December 31, 2020	December 31, 2019
Current liabilities
Deferred revenue related to contracts with customers	$400.6	$447.1
Miscellaneous deferred income	4.8	2.1
Deferred revenue and income	$405.4	$449.2

The significant changes in contract liabilities with customers included in deferred revenues and income are as follows:

Deferred Revenues
Related to Contracts
(In millions)	with Customers
Balance December 31, 2018	$412.8
Cash received in advance (1)	457.1
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	29.4
Food and beverage (2)	69.7
Other theatre (2)	2.8
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(307.8)
Food and beverage (3)	(116.7)
Other theatre (4)	(95.6)
Disposition of Austria theatres	(1.2)
Foreign currency translation adjustment	(3.4)
Balance December 31, 2019	$447.1
Cash received in advance (1)	110.8
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	8.4
Food and beverage (2)	15.0
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(118.5)
Food and beverage (3)	(32.0)
Other theatre (4)	(33.8)
Foreign currency translation adjustment	3.6
Balance December 31, 2020	$400.6
(1)	Includes movie tickets, food and beverage, gift cards, exchange tickets, and AMC Stubs® loyalty membership fees.
(2)	Amount of rewards accumulated, net of expirations, that are attributed to AMC Stubs® and other loyalty programs.
(3)	Amount of rewards redeemed that are attributed to gift cards, exchange tickets, movie tickets, AMC Stubs® loyalty programs and other loyalty programs.
(4)	Amounts relate to income from non-redeemed or partially redeemed gift cards, non-redeemed exchange tickets, AMC Stubs® loyalty membership fees and other loyalty programs.

The Company suspended the recognition of deferred revenues related to certain loyalty programs, gift cards, and exchange tickets during the period in which its operations were temporarily suspended. As the Company reopened theatres during the three months ended September 30, 2020, A-list members had the option to reactivate their subscription, which restarted the monthly charge for the program. The Company resumed the recognition of deferred revenues related to certain loyalty programs, gift cards and exchange tickets as operations resumed.

The significant changes to contract liabilities included in the exhibitor services agreement (“ESA”), classified as long-term liabilities in the consolidated balance sheets, are as follows:

Exhibitor Services
(In millions)	Agreement
Balance December 31, 2018	$564.0
Common Unit Adjustment–additions of common units (1)	1.4
Reclassification of the beginning balance to other theatre revenue, as the result of performance obligations satisfied	(15.7)
Balance December 31, 2019	$549.7
Common Unit Adjustment–additions of common units (1)	4.8
Reclassification of the beginning balance to other theatre revenue, as the result of performance obligations satisfied	(16.9)
Balance December 31, 2020	$537.6
(1)	Represents the fair value amount of the NCM common units that were surrendered due to the annual Common Unit Adjustment. Such amount will increase the deferred revenues that are being amortized to other theatre revenues over the remainder of the 30-year term of the ESA ending in February 2037.

Transaction Price Allocated to the Remaining Performance Obligations: The following table includes the amount of NCM ESA, included in exhibitor services agreement in the Company’s consolidated balance sheets, that is expected to be recognized as revenues in the future related to performance obligations that are unsatisfied as of December 31, 2020:

(In millions)	Exhibitor Services Agreement
Year Ended 2021	$18.1
Year Ended 2022	19.5
Year Ended 2023	21.0
Year Ended 2024	22.6
Year Ended 2025	24.3
Years Ended 2026 through February 2037	432.1
Total	$537.6

Gift cards and exchange tickets. The total amount of non-redeemed gift cards and exchange tickets included in deferred revenues and income as of December 31, 2020 was $319.7 million. This will be recognized as revenues as the gift cards and exchange tickets are redeemed or as the non-redeemed gift card and exchange ticket revenues are recognized in proportion to the pattern of actual redemptions, which is estimated to occur over the next 24 months.

Loyalty programs. As of December 31, 2020, the amount of deferred revenue allocated to the loyalty programs included in deferred revenues and income was $67.0 million. The earned points will be recognized as revenue as the points are redeemed, which is estimated to occur over the next 24 months. The AMC Stubs PremiereTM annual membership fee is recognized ratably over the one-year membership period.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 3—LEASES

The Company adopted ASC 842 on January 1, 2019 using the modified retrospective transition method; and therefore, the comparative information has not been adjusted for the year ended December 31, 2018.

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

The following is the impact of the adoption of ASC 842 on the Company’s consolidated statement of operations for the year ended December 31, 2019:

	Year Ended December 31, 2019
	Without Adoption of	U.S. Markets	International Markets
(In millions)	ASC 842	Adjustments	Adjustments	As Reported
Operating costs and expenses
Rent (1)(2)(4)	$851.3	$69.5	$47.0	$967.8
Depreciation and amortization (2)(3)	546.0	(53.6)	(42.4)	450.0
Operating costs and expenses	5,314.5	15.9	4.6	5,335.0
Operating income	156.5	(15.9)	(4.6)	136.0

Other expense (income)
Interest expense:
Capital and financing lease obligations (1)	35.2	(13.2)	(14.4)	7.6
Net loss	(156.2)	(2.7)	9.8	(149.1)
(1)	Cash rent payments for build-to-suit failed sale leasebacks of $44.0 million and $39.6 million for U.S. markets and International markets, respectively, are accounted for as operating leases under ASC 842 that were previously accounted for as financing leases under ASC 840.
(2)	Non-cash amortization expense for favorable lease terms of $18.3 million and $7.4 million for U.S. markets and International markets, respectively, reclassified to rent expense and amortized over the shorter base lease term under ASC 842.
(3)	Depreciation on build-to-suit failed sale leaseback buildings that are eliminated upon adoption of ASC 842.
(4)	Amortization of deferred gains on sale leaseback transactions of $7.2 million for U.S. markets is eliminated upon adoption of ASC 842.

The Company received, or is in process of negotiating, rent concessions provided by the lessors that aided, or will aid, in mitigating the economic effects of COVID-19. These concessions primarily consist of rent abatements and the deferral of rent payments. In instances where there were no substantive changes to the lease terms, i.e., modifications that resulted in total payments of the modified lease being substantially the same or less than the total payments of the existing lease, the Company elected the relief as provided by the FASB staff related to the accounting for certain lease concessions. The Company elected not to account for these concessions as a lease modification, and therefore the Company has remeasured the related lease liability and right of use asset but did not reassess the lease classification or change the discount rate to the current rate in effect upon the remeasurement. The deferred payment amounts have been recorded in the Company’s lease liabilities to reflect the change in the timing of payments. The deferred payment amounts included in current maturities of operating lease liabilities and long-term operating lease liabilities are reflected in the consolidated statements of cash flows as part of the change in accrued expenses and other liabilities. Those leases that did not meet the criteria for treatment under the FASB relief were evaluated as lease modifications. The deferred payment amounts included in accounts payable for contractual rent amounts due and not paid are reflected in the consolidated statements of cash flows as part of the change in accounts payable. In addition, the Company included deferred lease payments in operating lease right-of-use assets as a result of lease remeasurements.

A summary of deferred payment amounts related to rent obligations for which payments have been deferred to 2021 and future years are provided below:

December 31,
(In millions)	2020
Fixed operating lease deferred amounts included in:
Right-of-use assets as a result of lease remeasurements	$120.9
Accounts payables-contractual rent payments due and not paid	138.5
Current maturities of operating lease liabilities	67.5
Long-term operating lease liabilities	57.0
Finance lease deferred amounts included in:
Property, net, as a result of lease remeasurements	2.1
Accounts payables-contractual rent payments due and not paid	0.5
Current maturities of finance lease liabilities-other	3.0
Long-term finance lease liabilities-other	4.6
Long-term finance lease liabilities	2.6
Variable lease deferred amounts included in:
Accounts payables-contractual rent payments due and not paid	15.8
Current maturities of operating lease liabilities-resolution of contingencies	9.1
Long-term operating lease liabilities-resolution of contingencies	28.4
Total deferred lease amounts	$450.0

The following table reflects the lease costs for the year ended December 31, 2020 and December 31, 2019:

		Year Ended
	Consolidated Statement	December 31,	December 31,
(In millions)	of Operations	2020	2019
Operating lease cost
Theatre properties	Rent	$813.7	$876.0
Theatre properties	Operating expense	2.8	9.1
Equipment	Operating expense	14.6	14.4
Office and other	General and administrative: other	5.4	5.5
Finance lease cost
Amortization of finance lease assets	Depreciation and amortization	6.7	9.2
Interest expense on lease liabilities	Finance lease obligations	5.9	7.6
Variable lease cost
Theatre properties	Rent	70.4	91.8
Equipment	Operating expense	6.4	56.3
Total lease cost		$925.9	$1,069.9

The following table represents the weighted-average remaining lease term and discount rate as of December 31, 2020:

	As of December 31, 2020
	Weighted Average	Weighted Average
	Remaining	Discount
Lease Term and Discount Rate	Lease Term (years)	Rate
Operating leases	10.4	9.8%
Finance leases	12.9	6.9%

Cash flow and supplemental information is presented below:

	Year Ended
	December 31,	December 31,
(In millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$(3.2)	$(7.6)
Operating cash flows used in operating leases	(446.5)	(941.6)
Financing cash flows used in finance leases	(6.2)	(10.9)

Landlord contributions:
Operating cashflows provided by operating leases	43.6	106.5
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	201.5	463.2

(1)	Includes lease extensions and an option exercises.

Minimum annual payments required under existing operating and finance leases and the net present value thereof as of December 31, 2020 are as follows:

	Operating Lease	Financing Lease
(In millions)	Payments	Payments
2021 (1)	$1,044.7	$18.6
2022	971.8	16.3
2023	862.6	12.1
2024	785.2	10.0
2025	752.9	9.4
Thereafter	4,371.1	76.3
Total lease payments	8,788.3	142.7
Less imputed interest	(3,246.9)	(46.7)
Total	$5,541.4	$96.0
(1)	Does not include amounts recorded in accounts payable for deferred rent.

As of December 31, 2020, the Company had signed additional operating lease agreements for 6 theatres that have not yet commenced of approximately $155.2 million, which are expected to commence between 2021 and 2024, and carry lease terms of approximately 5 to 20 years. The timing of lease commencement is dependent on the landlord providing the Company with control and access to the related facility.

NOTE 4—PROPERTY

A summary of property is as follows:

(In millions)	December 31, 2020	December 31, 2019
Property owned:
Land	$92.6	$106.3
Buildings and improvements	222.3	230.4
Leasehold improvements	1,833.8	1,834.8
Furniture, fixtures and equipment	2,343.7	2,216.8
	4,492.4	4,388.3
Less: accumulated depreciation	2,232.1	1,812.5
	2,260.3	2,575.8

Property leased under finance leases:
Building and improvements	73.2	81.0
Less: accumulated depreciation and amortization	11.0	7.6
	62.2	73.4
	$2,322.5	$2,649.2

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

Buildings and improvements	1 to 40 years
Leasehold improvements	1 to 20 years
Furniture, fixtures and equipment	1 to 15 years

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

Depreciation expense was $453.2 million, $413.6 million, and $498.2 million for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the changes in goodwill by reporting unit:

(In millions)	U.S. Markets	International Markets	Total
Balance December 31, 2018	$3,072.6	$1,716.1	$4,788.7
Currency translation adjustment	—	0.4	0.4
Balance December 31, 2019	$3,072.6	$1,716.5	$4,789.1
Impairment adjustment March 31, 2020	(1,124.9)	(619.4)	(1,744.3)
Impairment adjustment September 30, 2020	(151.2)	(5.6)	(156.8)
Impairment adjustment December 31, 2020	—	(405.3)	(405.3)
Baltics disposition-Latvia	—	(7.9)	(7.9)
Currency translation adjustment	—	72.5	72.5
Balance December 31, 2020	$1,796.5	$750.8	$2,547.3

Detail of other intangible assets is presented below:

		December 31, 2020		December 31, 2019
		Gross		Gross
	Remaining	Carrying	Accumulated	Carrying	Accumulated
(In millions)	Useful Life	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Management contracts and franchise rights	1 to 6 years	$12.0	$(9.8)	$11.8	$(7.9)
Non-compete agreement		2.6	(2.6)	2.6	(2.1)
Starplex trade name	6 years	7.9	(3.4)	7.9	(2.6)
Carmike trade name	3 years	9.3	(5.3)	9.3	(4.0)
NCM tax receivable agreement		20.9	(20.9)	20.9	(6.2)
Total, amortizable		$52.7	$(42.0)	$52.5	$(22.8)
Non-amortizing Intangible Assets:
AMC trademark		$104.4		$104.4
Odeon trade names		40.7		50.7
Nordic trade names		7.4		10.5
Total, unamortizable		$152.5		$165.6

See the impairment table in Note 1—The Company and Significant Accounting Policies for information regarding indefinite and definite-lived intangible assets impairment amounts.

Amortization expense associated with the intangible assets noted above is as follows:

	Year Ended
(In millions)	December 31, 2020	December 31, 2019	December 31, 2018
Recorded amortization	$4.5	$5.1	$19.2

Estimated annual amortization for the next five calendar years for intangible assets is projected below:

(In millions)	2021	2022	2023	2024	2025
Projected annual amortization	$3.6	$2.6	$2.2	$1.0	$1.0

NOTE 6—INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the consolidated balance sheets in other long-term assets. Investments in non-consolidated affiliates as of December 31, 2020, include interests in DCIP of 29.0%, DCDC of 14.6%, AC JV, owner of Fathom Events, of 32.0%, SV Holdco, owner of Screenvision, 18.3%, DCM of 50.0%, and SCC of 10.0%. The Company also has partnership interests in three U.S. motion picture theatres and approximately 50.0% interest in 54 theatres in Europe. Indebtedness held by equity method investees is non-recourse to the Company.

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

In March 2019, the NCM CUA resulted in a positive adjustment of 197,118 common units for the Company. The Company received the units and recorded the common units as an addition to deferred revenues for the ESA at fair value of $1.4 million, based upon a price per share of National CineMedia, Inc. (“NCM, Inc.”) of $7.24 on March 14, 2019. In March 2020, the NCM CUA resulted in a positive adjustment of 1,390,566 common units for the Company. The Company received the units and recorded the common units as an addition to deferred revenues for the ESA at fair value of $4.8 million, based upon a price per share of National CineMedia, Inc. (“NCM, Inc.”) of $3.46 on March 12, 2020. The Company does not have significant influence over this entity and the investment is recorded at fair value each period.

DCIP Transactions

The Company received distributions from DCIP in in the fourth quarter of 2020 of digital projectors it had been leasing with an estimated fair value of $125.2 million, which the Company recorded as a reduction to its investment in DCIP. The distribution reduced the Company’s recorded investment below $0 and therefore the Company recorded equity in earnings of $5.1 million to increase its investment to $0 as the Company has not guaranteed any of the liabilities of DCIP. The Company will not record its share of any equity in earnings of DCIP until such time as the excess distribution amount recorded to earnings has been satisfied with prospective earnings from DCIP.

AC JV Transactions

On December 26, 2013, the Company amended and restated its existing ESA with NCM in connection with the spin-off by NCM of its Fathom Events business to AC JV, a newly-formed company owned 32% by each of the Founding Members and 4% by NCM. In consideration for the spin-off, NCM received a total of $25.0 million in promissory notes from its Founding Members (approximately $8.3 million from each Founding Member). Interest on the promissory note is at a fixed rate of 5% per annum, compounded annually. Interest and principal payments were due annually in six equal installments commencing on the first anniversary of the closing. The Company paid the sixth and final annual installment related to the promissory note in December 2019. As of December 31, 2019, Cinemark and Regal also amended and restated their respective ESAs with NCM in connection with the spin-off. The ESAs were modified to remove those provisions addressing the rights and obligations related to digital programing services of the Fathom Events business. Those provisions are now contained in the Amended and Restated Digital Programming Exhibitor Services Agreements (the “Digital ESAs”) that were entered into on December 26, 2013 by NCM and each of the Founding Members. These Digital ESAs were then assigned by NCM to AC JV as part of the Fathom spin-off.

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

Summary Financial Information

Investments in non-consolidated affiliates accounted for under the equity method as of December 31, 2020, include interests in SV Holdco, DCM, DCIP, AC JV, DCDC, SCC, 54 theatres in Europe, three U.S. motion picture theatres, and other immaterial investments.

Condensed financial information of the Company’s significant non-consolidated equity method investments is shown below with amounts presented under U.S. GAAP:

(In millions)	December 31, 2020	December 31, 2019
Current assets	$267.6	$339.3
Noncurrent assets	347.4	843.3
Total assets	615.0	1,182.6
Current liabilities	181.0	222.4
Noncurrent liabilities	213.5	260.5
Total liabilities	394.5	482.9
Stockholders’ equity	220.5	699.7
Liabilities and stockholders’ equity	615.0	1,182.6
The Company’s recorded investment (1)	80.9	239.1
(1)	Certain differences in the Company’s recorded investments, and its proportional ownership share resulting from the acquisition of Holdings by Wanda on August 30, 2012, where the investments were recorded at fair value, are amortized to equity in (earnings) losses of non-consolidated entities over the estimated useful lives of the underlying assets and liabilities. Other non-amortizing differences are considered to represent goodwill and are evaluated for impairment annually.

Condensed financial information of the Company’s significant non-consolidated equity method investments is shown below and amounts are presented under U.S. GAAP for the periods of ownership by the Company:

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2020	2019	2018
Revenues	$162.7	$694.5	$902.8
Operating costs and expenses	347.9	583.7	743.0
Net earnings (loss)	$(185.2)	$110.8	$159.8

The components of the Company’s recorded equity in earnings (loss) of non-consolidated entities are as follows:

	Year Ended
(In millions)	December 31, 2020	December 31, 2019	December 31, 2018
The Company’s recorded equity in earnings (loss)	$(30.9)	$30.6	$86.7

The Company recorded the following changes in the carrying amount of its investment in NCM LLC and equity in earnings of NCM LLC during the years ended December 31, 2020, December 31, 2019, and December 31, 2018:

			Accumulated			G&A:
		Exhibitor	Other		Equity in	Mergers and
	Investment	Services	Comprehensive	Cash	(Earnings)	Acquisitions	Advertising
(In millions)	in NCM	Agreement(1)	(Income)/Loss	Received	Losses	Expense	(Revenue)
Ending balance at December 31, 2017	$161.1	$(530.9)	$(2.5)
ASC 606 revenue recognition change in amortization method	—	(52.9)	—	—	—	—	—
Surrender of common units for common unit adjustment	(6.3)	5.2	—	—	1.1	—	—
Receipt of excess cash distributions	(15.3)	—	—	15.3	—	—	—
Impairment loss - held for sale	(14.4)	—	—	—	14.4	—	—
Expenses on sale of NCM common units	—	—	—	(1.4)	1.4	—	—
Sale of NCM common units	(128.3)	—	2.4	156.8	(30.9)	—	—
Equity in earnings	3.2	—	0.1	—	(3.3)	—	—
Amortization of ESA	—	14.6	—	—	—	—	(14.6)
Ending balance at December 31, 2018	$—	$(564.0)	$—	$170.7	$(17.3)	$—	$(14.6)
Receipt of NCM shares	—	(1.4)	—	—	—	—	—
Amortization of ESA	—	15.7	—	—	—	—	(15.7)
Ending balance at December 31, 2019	$—	$(549.7)	$—	$—	$—	$—	$(15.7)
Receipt of NCM shares	—	(4.8)	—	—	—	—	—
Amortization of ESA	—	16.9	—	—	—	—	(16.9)
Ending balance at December 31, 2020	$—	$(537.6)	$—	$—	$—	$—	$(16.9)
(1)	Represents the unamortized portion of the ESA with NCM. Such amounts are being amortized to other theatre revenues over the remainder of the 30-year term of the ESA ending in 2037.

Related Party Transactions

The Company recorded the following related party transactions with equity method investees:

	As of	As of
(In millions)	December 31, 2020	December 31, 2019
Due from DCM for on-screen advertising revenue	$—	$4.2
Loan receivable from DCM	0.7	0.7
Due from DCIP for warranty expenditures	5.7	3.5
Due to AC JV for Fathom Events programming	(0.9)	(0.8)
Due from Screenvision for on-screen advertising revenue	0.4	3.4
Due from Nordic JVs	1.2	2.5
Due to Nordic JVs for management services	(0.5)	(1.6)
Due from SCC related to the joint venture	0.7	8.3
Due to U.S. theatre partnerships	(0.4)	(1.0)

		Year Ended
(In millions)	Consolidated Statements of Operations	December 31, 2020	December 31, 2019	December 31, 2018
DCM screen advertising revenues	Other revenues	$3.8	$22.4	$20.1
DCIP equipment rental expense	Operating expense	1.0	3.6	6.5
Gross exhibition cost on AC JV Fathom Events programming	Film exhibition costs	3.9	13.6	12.9
Screenvision screen advertising revenues	Other revenues	2.6	15.6	15.1

NOTE 7—SUPPLEMENTAL BALANCE SHEET INFORMATION

Assets held for sale, other assets and liabilities consist of the following:

(In millions)	December 31, 2020	December 31, 2019
Other current assets:
Income taxes receivable	$8.0	$11.7
Prepaids	33.8	63.4
Merchandise inventory	21.3	37.5
Other	11.5	30.8
	$74.6	$143.4
Other long-term assets:
Investments in real estate	$16.0	$16.8
Deferred financing costs revolving credit facility	8.3	11.3
Investments in equity method investees	80.9	239.1
Computer software	101.6	115.8
Investment in common stock	16.6	28.0
Pension asset	20.8	19.6
Derivative asset	—	38.0
Prepaid commitment fee and deferred charges (1)	28.6	—
Other	31.8	34.4
	$304.6	$503.0
Accrued expenses and other liabilities:
Taxes other than income	$86.6	$75.2
Interest	31.4	21.2
Payroll and vacation	28.3	43.8
Current portion of casualty claims and premiums	6.7	12.6
Accrued bonus	0.6	32.5
Accrued licensing and percentage rent	16.5	24.7
Current portion of pension	0.6	0.5
Other	87.1	114.1
	$257.8	$324.6
Other long-term liabilities:
Pension	$64.3	$59.9
Casualty claims and premiums	28.2	17.9
Contingent lease liabilities (2)	30.2	—
Other	118.6	118.1
	$241.3	$195.9

(1)	See Note 1—The Company and Significant Accounting Policies and Note 11—Commitments and Contingencies for information regarding contingent lease guarantees, as required by ASU 2016-13.
(2)	See Note 8—Corporate Borrowings and Finance Lease Obligations for information regarding the prepaid commitment fee and deferred charges related entry into the entry into a material definitive agreement and also Note 17—Subsequent Events for information regarding the First Lien Toggle Notes due 2026 agreement.

NOTE 8—CORPORATE BORROWINGS AND FINANCE LEASE OBLIGATIONS

A summary of the carrying value of corporate borrowings and finance lease obligations is as follows:

(In millions)	December 31, 2020	December 31, 2019
First Lien Secured Debt:
Senior Secured Credit Facility-Term Loan due 2026 (3.23% as of December 31, 2020)	$1,965.0	$1,985.0
Senior Secured Credit Facility-Revolving Credit Facility Due 2024 (range of 2.65% to 2.74% as of December 31, 2020)	212.2	—
Odeon Revolving Credit Facility Due 2022 (2.5785% as of December 31, 2020)	93.7	—
Odeon Revolving Credit Facility Due 2022 (2.6% as of December 31, 2020)	27.1	—
10.5% First Lien Notes due 2025	500.0	—
2.95% Senior Secured Convertible Notes due 2026	600.0	—
10.5% First Lien Notes due 2026	300.0	—
Second Lien Secured Debt:
10%/12%/Cash/PIK/Toggle Second Lien Subordinated Notes due 2026	1,423.6	—
Senior Debt:
2.95% Senior Unsecured Convertible Notes due 2024	—	600.0
Subordinated Debt:
6.375% Senior Subordinated Notes due 2024 (£4.0 million par value as of December 31, 2020)	5.4	655.8
5.75% Senior Subordinated Notes due 2025	98.3	600.0
5.875% Senior Subordinated Notes due 2026	55.6	595.0
6.125% Senior Subordinated Notes due 2027	130.7	475.0
	$5,411.6	$4,910.8
Finance lease obligations	96.0	99.9
Paid-in-kind interest for 10%/12%/Cash/PIK/Toggle Second Lien Subordinated Notes due 2026	7.6	—
Deferred financing costs	(42.1)	(88.8)
Net premium (discount) (1)	338.7	(69.1)
Derivative liability	—	0.5
	$5,811.8	$4,853.3
Less:
Current maturities corporate borrowings	(20.0)	(20.0)
Current maturities finance lease obligations	(12.9)	(10.3)
	$5,778.9	$4,823.0
(1)	The following table provides the net premium (discount) amounts of corporate borrowings:

	December 31,	December 31,
(In millions)	2020	2019
10%/12%/Cash/PIK/Toggle Second Lien Subordinated Notes due 2026	$445.1	$—
2.95% Senior Secured Convertible Notes due 2026	(61.5)	—
2.95% Senior Unsecured Convertible Notes due 2024	—	(73.7)
10.5% First Lien Notes due 2026	(28.5)	—
10.5% First Lien Notes due 2025	(8.9)	—
Senior Secured Credit Facility-Term Loan due 2026	(7.5)	(9.0)
6.375% Senior Subordinated Notes due 2024	—	13.6
	$338.7	$(69.1)

The following table provides the principal payments required and maturities of corporate borrowings as of December 31, 2020:

Principal
Amount of
Corporate
(In millions)	Borrowings (1)
2021	$20.0
2022	140.7
2023	20.0
2024	237.7
2025	618.3
Thereafter	4,374.9
Total	$5,411.6
(1)	See Note 17—Subsequent Events for information regarding the new Odeon Term Loan Facility and the First Lien Toggle Notes due 2026.

Entry into Material Definitive Agreements

Mudrick Transaction. On December 10, 2020, the Company entered into a commitment letter with Mudrick Capital Management, LP (“Mudrick”), pursuant to which Mudrick committed, subject to the satisfaction of certain conditions precedent, including the payment of the Commitment Shares (as defined below) and consummation of the Second Lien Exchange (as defined below), to purchase $100 million in aggregate principal amount of First Lien Toggle Notes due 2026 to be issued by the Company. See Note 17—Subsequent Events for further information regarding the First Lien Toggle Notes due 2026.

On December 14, 2020, Mudrick received a total of 21,978,022 shares of the Company’s Class A common stock; of which 8,241,758 shares (“Commitment Shares”) relates to consideration received for a commitment fee and 13,736,264 shares (“Exchange Shares”) as consideration received for the second lien exchange. Mudrick exchanged $100 million aggregate principal amount of the Second Lien Notes due 2026 that were held by Mudrick for the Exchange Shares (the “Second Lien Exchange”) and waived its claim to PIK interest of $4.5 million principal amount. The fair value of 21,978,022 shares of the Company’s Class A common stock was $70.1 million based on the market closing price of $3.19 per share on December 14, 2020. At December 31, 2020, the Class A common shares issued were recorded by the Company in stockholders’ deficit with an offset in other long term assets as a discount of $26.3 million for the Commitment Shares and as consideration of $43.8 million for the Second Lien Exchange. The discount will be amortized to interest expense over the term of the First Lien Toggle Notes due 2026 using the effective interest method. During the year ended December 31, 2020, the Company recorded a gain on extinguishment of the Second Lien Notes due 2026 of $93.6 million based on the fair value of the Exchange Shares of $43.8 million and the carrying value of the $104.5 million principal amount of the Second Lien Notes exchanged of $137.4 million. The Company filed a shelf registration statement in December 2020, which was declared effective providing for the resale of the Exchange Shares.

Odeon Term Loan Facility. On February 15, 2021, Odeon entered into a new £140.0 million and €296.0 million Odeon Term Loan Facility. Approximately £89.7 million and €12.8 million of the net proceeds from the Odeon Term Loan Facility were used to repay in full Odeon’s obligations (including principal, interest, fees and cash collateralized letters of credit) under its existing revolving credit facility and the remaining net proceeds will be used for general corporate purposes. See Note 17—Subsequent Events for further information and minimum liquidity requirements.

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

The Exchange Offers reduced the principal amounts of the Company’s debt by approximately $555 million, which represented approximately 23.9% of the principal amount of the Existing Subordinated Notes. The Company raised $300 million in additional cash from the issuance of the new First Lien Notes due 2026, prior to deducting $36 million related to discounts and deferred financing costs paid to the lenders. Additionally, certain holders of the Existing Subordinated Notes that agreed to backstop the rights offering for $200 million of the First Lien Notes due 2026 received five million Class A common shares, or 4.6% of AMC’s outstanding shares as of July 31, 2020, worth $20.2 million at the market closing price on July 31, 2020. The closing of the Exchange Offers also allowed the Company to extend maturities on approximately $1.7 billion of debt to 2026, most of which was maturing in 2024 and 2025 previously. Interest due for 12 to 18 months after issuance on the Second Lien Notes due 2026 is expected to be paid all or in part on an in-kind basis, thereby generating a further near-term cash savings for the Company of between approximately $120 million and $180 million. The Company realized significant cancellation of debt income for tax purposes in connection with its debt restructuring. As a result of such CODI, a significant portion of its net operating losses will be eliminated as a result of tax attribute reductions, see Note 10—Income Taxes for further information.

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

The Company performed an assessment on a lender-by-lender basis to identify certain lenders that met the criteria for a troubled debt restructuring (“TDR”) under ASC 470-60, Troubled Debt Restructurings by Debtors (“ASC 470-60”) as the Company was experiencing financial difficulties and the lenders granted a concession. The portion of the loans that did not meet the assessment of TDR under ASC 470-60 were treated as modifications. The Company accounted for the exchange of approximately $1,782.5 million principal amount of its Existing Senior Subordinated Notes for approximately $1,289.1 million principal amount of the Second Lien Notes due 2026 as TDR. The Company accounted for the exchange of the remaining approximately $235.0 million principal amount of its Existing Senior Subordinated Notes for approximately $173.2 million principal amount of the Second Lien Notes due 2026 as a modification of debt as the lenders did not grant a concession and the difference between the present value of the old and new cash flows was less than 10%. The TDR and modification did not result in a gain recognition and the Company established new effective interest rates based on the carrying value of the Existing Subordinated Notes and recorded the new fees paid to third parties of approximately $39.3 million in other expense, during the year ended December 31, 2020.

Second Lien Notes due 2026. In connection with the Second Lien Exchange on December 14, 2020, Mudrick exchanged $104.5 million aggregate principal amount of the Company’s Second Lien Notes due 2026 held by Mudrick for 13,736,264 shares of the Company’s Class A common stock, see “Entry into Material Definitive Agreements—Mudrick Transaction” above for further information.

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

The Second Lien Notes due 2026 bear cash interest at a rate of 10% per annum payable semi-annually in arrears on June 15 and December 15, beginning on December 15, 2020. Subject to the limitation in the next succeeding sentence, interest for the first three interest periods after the issue date may, at the Company’s option, be paid in PIK interest at a rate of 12% per annum. For the first interest period ending December 15, 2020, the Company elected to pay in PIK interest. The Company’s ability to pay PIK interest with respect to the third interest period after the issue date is subject to certain liquidity thresholds. For all interest periods after the first three interest periods, interest will be payable solely in cash at a rate of 10% per annum.

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

Separately, upon the closing of its private debt exchange, Silver Lake Alpine, L.P. and Silver Lake Alpine (Offshore Master), L.P., each affiliates of Silver Lake Group, L.L.C. (“Silver Lake”), purchased from the Company $100 million principal amount of First Lien Notes due 2026. The 10.5% First Lien Notes due 2026 issued to affiliates of Silver Lake were issued pursuant to an indenture, dated as of July 31, 2020, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent. The terms of the 10.5% First Lien Notes due 2026 issued to the holders of the Existing Subordinated Notes and the 10.5% First Lien Notes due 2026 issued to Silver Lake are substantially identical. The $300 million principal amount of new funding is prior to deducting discounts of $30.0 million and deferred financing costs paid to lenders of $6.0 million related to the First Lien Notes due 2026. The discount and deferred financing costs will be amortized to interest expense over the term using the effective interest method. Silver Lake has sold the previously held $100 million aggregate principal amount of the First Lien Notes due 2026 previously held.

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

Senior Secured Credit Facilities. The Company is party to that certain Credit Agreement, dated as of April 30, 2013 (as amended by the First Amendment to Credit Agreement, dated as of December 11, 2015, that certain Second Amendment to Credit Agreement, dated as of November 8, 2016, that certain Third Amendment to Credit Agreement, dated as of May 9, 2017, that certain Fourth Amendment to Credit Agreement, dated as of June 13, 2017, that certain Fifth Amendment to Credit Agreement, dated as of August 14, 2018, the Sixth Amendment (as defined below), the Seventh Amendment (as defined below), the Eighth Amendment (as defined below), the Ninth Amendment (as defined below) and the Tenth Amendment (as defined below)), with the issuing banks and lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as administrative agent (as successor to Citicorp North America, Inc., the “Administrative Agent”), pursuant to which the lenders have agreed to provide the Term Loan Facility (as defined below) and the Revolving Credit Facility. The Senior Secured Credit Facilities are provided by a syndicate of banks and other financial institutions

On March 8, 2021, the Company entered into the Ninth Amendment to the Credit Agreement (the “Ninth Amendment”) with the requisite revolving lenders party thereto and the Administrative Agent, pursuant to which such revolving lenders agreed to extend the Initial Covenant Suspension Period for the financial covenant applicable to the Revolving Credit Facility from March 31, 2021 to March 31, 2022, as described, and on the terms and conditions specified, therein. See Note 17—Subsequent Events for further information.

In addition, on March 8, 2021 the Company entered into the Tenth Amendment to the Credit Agreement (the “Tenth Amendment”), pursuant to which the Company agreed not to consent to certain modifications to the Credit Agreement described in the Tenth Amendment without the consent of the majority of the revolving lenders party to the Tenth Amendment.

On July 31, 2020, the Company entered into the Eighth Amendment to the Credit Agreement (the “Eighth Amendment”) with Citicorp North America, Inc., as the administrative agent, pursuant to which certain restrictive provisions, including modifications to the covenants limiting indebtedness, liens, investments, asset sales and restricted payments, were added to the Credit Agreement to ensure that the terms and conditions of the First Lien Notes due 2026, the Convertible Notes due 2026 and the Second Lien Notes due 2026 (subject to certain exceptions) are not materially more favorable (when taken as a whole) to the noteholders than the terms and conditions of the Credit Agreement (when taken as a whole) are to the lenders thereunder. The Company accounted for this transaction as a modification of debt.

On April 23, 2020, the Company entered into the Seventh Amendment to the Credit Agreement (the “Seventh Amendment”) with the requisite revolving lenders party thereto and Citicorp North America, Inc., as administrative agent, pursuant to which the requisite revolving lenders party thereto agreed to suspend the financial covenant applicable to the Revolving Credit Facility for the period from and after the effective date of the Seventh Amendment to and including the earlier of (a) March 31, 2021 and (b) the day immediately preceding the last day of the Test Period (as defined in the Credit Agreement) during which the Company has delivered a Financial Covenant Election (as defined in the Credit Agreement) to the Administrative Agent (such period, the “Initial Covenant Suspension Period”). During the Initial Covenant Suspension Period, the Company will not, and will not permit any of its restricted subsidiaries to, make certain restricted payments, and such conditions were further amended by the Ninth Amendment. As an ongoing condition to the suspension of the financial covenant, the Company agreed to a minimum Liquidity (as defined in the Seventh Amendment) test, which was amended by the Ninth Amendment. In addition, the Seventh Amendment provides for certain changes to the covenants limiting indebtedness, liens and restricted payments that are intended to match corresponding restrictions under the 10.5% first lien notes due 2025 (the “First Lien Notes due 2025”) and to ensure that the terms and conditions of the First Lien Notes due 2025 (subject to certain exceptions) are not materially more favorable (when taken as a whole) to the noteholders than the terms and conditions of the Credit Agreement (when taken as a whole) are to the lenders thereunder. Pursuant to the terms of the Seventh Amendment, these more restrictive terms will be operative until the repayment, satisfaction, defeasance or other discharge of the obligations under the First Lien Notes due 2025 or an effective amendment of, other consent or waiver with respect to, or covenant defeasance pursuant to the Indenture as result of which the covenants limiting indebtedness, liens and restricted payments thereunder are of no further force or effect. Certain Provisions of the Seventh Amendment are amended by the Ninth Amendment.

On April 22, 2019, the Company entered into the Sixth Amendment to Credit Agreement (the “Sixth Amendment”) with each lender party thereto and Citicorp North America, Inc., as administrative agent. Pursuant to the Sixth Amendment, the lenders agreed to provide senior secured financing of $2,225.0 million in aggregate, consisting of (1) $2,000.0 million in aggregate principal amount of senior secured tranche B loans maturing April 22, 2026 (the “Term Loan Facility” and the loans thereunder, the “Term Loans”) and (2) a $225.0 million senior secured revolving credit facility (which is also available for letters of credit and for swingline borrowings on same-day notice) maturing April 22, 2024 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”). The proceeds of the Term Loan Facility were used to repay all of the Company’s existing term loans in an aggregate principal amount of approximately $1,338.5 million and to fund the redemptions of the 5.875% Senior Subordinated Notes due 2022 and the 6.0% Senior Secured Notes due 2023. The Company recorded a loss of $16.6 million during the year ended December 31, 2019 related to these transactions, comprised of $14.1 million of extinguishment losses and $2.5 million of third party costs related to the modification of the Term Loans.

All obligations under the Credit Agreement are guaranteed by, subject to certain exceptions, each of the Company’s current and future wholly-owned material U.S. restricted subsidiaries. All obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the assets of the Company and each guarantor, subject to customary exceptions, including:

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

The Credit Agreement will require the Company to prepay outstanding term loans, subject to certain exceptions, with:

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

The foregoing mandatory prepayments will be used to reduce the installments of principal payments on the Term Loan Facility. The Company may voluntarily repay outstanding loans under the Senior Secured Credit Facilities at any time without premium or penalty, except for customary “breakage” costs with respect to LIBOR loans under the Senior Secured Credit Facilities.

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the prime rate announced by the Administrative Agent from time to time and (c) LIBOR determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) an applicable margin plus LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the prime rate announced by the Administrative Agent from time to time and (c) LIBOR determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. As of December 31, 2020, the applicable margins for LIBOR borrowings under the Term Loan Facility and the Revolving Credit Facility were 3.00% and 2.50%, respectively.

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

The availability of certain baskets and the ability to enter into certain transactions will also be subject to compliance with certain financial ratios. In addition, the Revolving Credit Facility includes a financial covenant that requires, in certain circumstances, compliance with a certain secured leverage ratio.

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

The carrying value of the Convertible Notes is as follows:

	Carrying Value	Increase	Carrying Value	Increase	Reclassification	Carrying Value
	at Issuance on	to Expense	as of	to Expense	to Additional	as of
(In millions)	December 31, 2018	(Income)	December 31, 2019	(Income)	Paid-in Capital	December 31, 2020
Principal balance	$600.0	$—	$600.0	$—	$—	$600.0
Discount	(86.7)	13.0	(73.7)	12.2	—	(61.5)
Deferred financing costs	(13.0)	1.8	(11.2)	1.7	—	(9.5)
Derivative liability	24.0	(23.5)	0.5	89.4	(89.9)	—
Carrying value	$524.3	$(8.7)	$515.6	$103.3	$(89.9)	$529.0

On September 14, 2018, the Company issued $600.0 million aggregate principal amount of its 2.95% Senior Unsecured Convertible Notes due 2024 to Silver Lake and others. The Convertible Notes due 2024 would have matured on September 15, 2024, subject to earlier conversion by the holders thereof, repurchase by the Company at the option of the holders or redemption by the Company upon the occurrence of certain contingencies, as discussed below.

On April 24, 2020, the Company entered into a supplemental indenture (the “Supplemental Indenture”) to the Convertible Notes due 2024 indenture, dated as of September 14, 2018. The Supplemental Indenture amended the debt covenant under the Convertible Notes due 2024 Indenture to permit the Company to issue the First Lien Notes due 2025, among other changes.

On July 31, 2020, concurrently with the Exchange Offers to obtain the consent of the holders of the Convertible Notes due 2024 to the transactions contemplated by the Exchange Offers, the Company restructured the $600 million of Convertible Notes due 2024 issued in 2018 to Silver Lake and others pursuant to which the maturity of the Convertible Notes due 2024 were extended to May 1, 2026 (the reset of the conversion price as discussed below was not extended ) and a first-priority lien on the Collateral was granted to secure indebtedness thereunder. The Convertible Notes due 2026 are convertible at the option of the holders thereof on the same terms as the Convertible Notes due 2024. Upon maturity, the $600.0 million principal amount of the Convertible Notes due 2026 will be payable in cash. The Company will pay interest in cash on the Convertible Notes due 2026 at 2.95% per annum, semi-annually in arrears on September 15th and March 15th, commencing on September 15, 2020.

On September 14, 2018, the Company bifurcated the conversion feature from the principal balance of the Convertible Notes due 2024 as a derivative liability because (1) a conversion feature is not clearly and closely related to the debt instrument and the reset of the conversion price discussed in the following paragraph causes the conversion feature to not be considered indexed to the Company’s equity, (2) the conversion feature standing alone meets the definition of a derivative, and (3) the Convertible Notes due 2024 are not remeasured at fair value each reporting period with changes in fair value recorded in the consolidated statement of operations. The initial derivative liability of $90.4 million is offset by a discount to the principal balance and is amortized to interest expense resulting in an effective rate of 5.98% over the extended term of the Convertible Notes due 2026. The Company also recorded deferred financing costs of approximately $13.6 million related to the issuance of the Convertible Notes due 2024 and will amortize those costs to interest expense under the effective interest method over the extended term of the Convertible Notes due 2026. The Company recorded interest expense for the year ended December 31, 2020 of $31.8 million, for the year ended December 31, 2019 of $32.6 million and for the period from September 14, 2018 to December 31, 2018 of $9.7 million.

The derivative liability was remeasured at fair value each reporting period, a Level 3 fair value estimate, until the conversion price reset on September 14, 2020, with changes in fair value recorded in the consolidated statements of operations as other expense or income. On September 14, 2020, the conversion price reset from $18.95 per share to $13.51 per share pursuant to the terms of the Indenture for the Convertible Notes due 2026 and the derivative liability as of September 14, 2020 was reclassified to permanent equity as the conversion feature is indexed to the Company’s equity. For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, the Company recorded in other expense (income) of $89.4 million, $(23.5) million and $(66.4) million, respectively, related to the derivative liability fair value adjustments for embedded conversion feature in the Convertible Notes due 2024. The if-converted value of the Convertible Notes due 2026 is less than the principal balance by approximately $505.8 million as of December 31, 2020 based on the closing price per share of the Company’s common stock of $2.12 per share. In addition, as a result of the adjustment to the conversion price, any future conversion of the Convertible Notes due 2026 will result in 5,666,000 shares of the Company’s Class B common stock held by Wanda being subject to forfeiture and retirement by the Company at no additional cost pursuant to the Stock Repurchase and Cancellation Agreement (the “Stock Repurchase Agreement”) between the Company and Wanda discussed in Note 9—Stockholders’ Equity. This cancellation agreement is a contingent call option for the forfeiture shares, which is a freestanding derivative measured at fair value on a recurring basis, which was a Level 3 estimate of fair value. The initial derivative asset of $10.7 million is offset by a credit to stockholders’ equity related to the Class B common stock purchase and cancellation. The forfeiture shares feature was not clearly and closely related to the Convertible Notes due 2026 host and it was bifurcated and accounted for as a derivative asset measured at fair value through earnings each reporting period until the conversion feature reset on September 14, 2020, with changes in fair value recorded in the consolidated statement of operations as other expense or income. On September 14, 2020, the conversion price reset from $18.95 per share to $13.51 per share pursuant to the terms of the Indenture for the Convertible Notes due 2026 and the derivative asset as of September 14, 2020 was reclassified to permanent equity as the number of shares that will be cancelled on conversion of the Convertible Notes due 2026 are known. For the years ended December 31, 2020, December 31, 2019, and December 31, 2018, this resulted in other expense (income) of $19.6 million, $17.7 million, and $(45.0) million, respectively, related to the derivative asset fair value adjustment for contingent call option related to the Class B common stock purchase and cancellation agreement. Additionally, the conversion rate will be adjusted if any cash dividend or distribution is made to all or substantially all holders of the Company’s common stock (other than a regular, quarterly cash dividend that does not exceed $0.20 per share until September 14, 2020 and $0.10 per share thereafter). Any Convertible Notes due 2026 that are converted in connection with a Make-Whole Fundamental Change (as defined in the indenture governing the Convertible Notes due 2026) are, under certain circumstances, entitled to an increase in the conversion rate. The Company recorded an immaterial non-cash correction of $26.2 million recorded in other expense during the year ended December 31, 2020. The adjustment related to the Company correcting the valuation methodology applied to the derivative asset related to the cancellation agreement entered into on September 14, 2018, a Level 3 estimate of fair value for a complex instrument developed in consultation with a third party specialist.

Upon conversion by a holder of the Convertible Notes due 2026, the Company shall deliver, at its election, either cash, shares of the Company’s Class A common stock or a combination of cash and shares of the Company’s Class A common stock at an initial conversion rate of 52.7704 per $1,000 principal amount of the Convertible Notes due 2026 (which represented an initial conversion price of $18.95), in each case subject to customary anti-dilution adjustments. In addition to typical anti-dilution adjustments, because the then-applicable conversion price was greater than 120% of the average of the volume-weighted average price of the Company’s Class A common stock for the 10 days prior to the second anniversary of issuance on September 14, 2020 (the “Reset Conversion Price”), the conversion price for the Convertible Notes due 2026 was subject to a reset provision that adjusted the conversion price downward to such Reset Conversion Price. However, this conversion price reset provision was subject to a conversion price floor such that the shares of the Company’s Class A common stock issuable upon conversion would not exceed 30% of the Company’s then outstanding fully-diluted share capital after giving effect to the conversion. The volume-weighted average price of the Company’s Class A common stock for the ten consecutive trading days ending on September 14, 2020 was $6.55 and, as a result, the conversion price reset provision was triggered. Effective as of September 14, 2020, the conversion price for the Convertible Notes due 2026 was adjusted to $13.51, which represents the conversion price that would result in 30% of the Company’s then outstanding fully-diluted share capital being issued upon conversion in full of the Convertible Notes due 2026. The conversion price reset provision was only applicable at September 14, 2020 and any future adjustments to the conversion price will be due to customary anti-dilution adjustments as set forth in the indenture governing the Convertible Notes due 2026. The holders of the Convertible Notes due 2026 may elect to convert the Convertible Notes due 2026 at any time and from time to time until September 15, 2024. As of December 31, 2020, the $600.0 million principal balance of the Convertible Notes due 2026 would be convertible into 44,422,860, compared to 31,662,240 shares of Class A common stock before giving effect to the conversion price reset on September 14, 2020. See Note 17—-Subsequent Events regarding the election to convert all $600.0 million of the Convertible Notes due 2026 into shares of the Company’s Class A common stock.

Odeon Revolving Credit Facility

On December 7, 2017, the Company entered into a Revolving Credit Facility Agreement (“Odeon Revolving Credit Facility”) with Citigroup Global Markets Limited, Lloyds Bank PLC, Barclays Bank PLC and Bank of America

Merrill Lynch International Limited as arrangers. The lenders made available a multicurrency revolving credit facility in an aggregate amount of £100.0 million. As of December 31, 2020, the Company had borrowed $120.8 million (the full availability net of standby letters of credit) under its £100.0 million Odeon Revolver ($136.3 million based on the foreign currency translation rate of 1.3628 on December 31, 2020). At December 31, 2019, there were no borrowings outstanding under the Odeon Revolver. The interest rate on each loan when drawn down under the Odeon Revolving Credit Facility was 2.5% plus IBOR (meaning LIBOR, EURIBOR, CIBOR or STIBOR as applicable) per annum. The undrawn commitment fee was 0.5% of the undrawn amount per annum. All assets located in England and Wales have been pledged as collateral.

On April 24, 2020, Odeon Cinemas Group Limited entered into an amendment to the Odeon Revolving Credit Facility with Lloyds Bank PLC as agent (the “Odeon Amendment”), pursuant to the requisite lenders thereunder granted a waiver of the maintenance covenant thereunder for the period from and after the effective date of the Odeon Amendment to and including the earlier of (a) March 31, 2021 and (b) the day immediately preceding the last day of the Relevant Period (as defined in the Odeon Amendment) during which Odeon Cinemas Group Limited has delivered a Financial Covenant Election (as defined in the Odeon Amendment) to the agent (the “Odeon Covenant Suspension Period”). During the Odeon Covenant Suspension Period, Odeon Cinemas Group Limited will not, and will not permit any of its subsidiaries to, make certain restricted payments including payment on shareholder loans, provided that cash payments of interest with respect to shareholder loans will be permitted. Additionally, lenders granted a waiver such that certain events or circumstances resulting from COVID-19 virus occurring prior to the Odeon Amendment and continuing will be deemed not to constitute an event of default under the Odeon Revolving Credit Facility. See Note 17—-Subsequent Events for information regarding the new £140.0 million and €296.0 million Odeon Term Loan Facility entered into on February 15, 2021, the net proceeds used to repay its existing revolving credit facility, and the minimum liquidity requirements.

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

On July 31, 2020, as part of the Exchange Offers, the Company reduced the aggregate principal amounts of Sterling Notes due 2024 by approximately $632.1 million (£496,014 par value), or 99.2% of the then outstanding Sterling Notes due 2024.

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

On July 31, 2020, as part of the Exchange Offers, the Company reduced the aggregate principal amounts of Notes due 2025 by approximately $501.7 million, or 83.61% of the then outstanding Notes due 2025.

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

On July 31, 2020, as part of the Exchange Offers, the Company reduced the aggregate principal amounts of Notes due 2026 by approximately $539.4 million, or 90.65% of the then outstanding Notes due 2026.

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

On July 31, 2020, as part of the Exchange Offers, the Company reduced the aggregate principal amounts of Notes due 2027 by approximately $344.3 million, or 72.48% of the then outstanding Notes due 2027.

Financial Covenants

As of December 31, 2020, the Company was in a covenant suspension period under the Senior Secured Credit Facility and the Odeon Revolving Credit Facility as described above.

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

Equity Distribution Agreements

On September 24, 2020, the Company entered into an equity distribution agreement with Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC, as sales agents to sell 15 million shares, and also on October 20, 2020 to sell an additional 15 million shares, of the Company’s Class A common stock, par value $0.01 per share, through an “at-the-market” offering program. On November 10, 2020 and December 11, 2020, the Company entered into an equity distribution agreement with Goldman Sachs & Co. LLC and B. Riley Securities, Inc., as sales agents to sell up to 20 million and 178.0 million shares, respectively, of Class A common stock, par value $0.01 per share, through an “at-the-market” offering program.

The Company raised gross proceeds of approximately $272.8 million for the year ended December 31, 2020, through its at-the-market offering of approximately 90,955,685 shares of its Class A common stock and paid fees to the sales agents and other fees of approximately $8.1 million. The Company has used and continues to use the net proceeds from the sale of the Class A common stock pursuant to the equity distribution agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness or working capital, capital expenditures and other investments. See Note 17—Subsequent Events for further information regarding additional at-the-market offerings of 50 million shares of Class A common stock and the sale of shares for net proceeds of approximately $582.0 million.

Exchange Offers

Certain backstop purchasers of the First Lien Notes due 2026 that participated in the Exchange Offer received five million Class A common shares. See Note 8—Corporate Borrowings and Finance Lease Obligations for further information.

Mudrick Transaction

On December 14, 2020, Mudrick received a total of 21,978,022 shares of the Company’s Class A common stock; of which 8,241,758 shares relates to consideration received for a commitment fee and 13,736,264 shares as consideration received for (i) the commitment provided with respect to the First Lien Toggle Notes due 2026 and (ii) the Second Lien Exchange. See Note 8—Corporate Borrowings and Finance Lease Obligations for further information.

Dividends

Since April 24, 2020, the Company has been prohibited from making dividend payments in accordance with the covenant suspension conditions in its Senior Secured Credit Facility Agreement. The following is a summary of dividends and dividend equivalents declared to stockholders during the year ended December 31, 2020:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 26, 2020	March 9, 2020	March 23, 2020	$0.03	$3.2

During the year ended December 31, 2020, the Company paid dividends and dividend equivalents of $6.5 million and accrued $0.4 million for the remaining unpaid dividends at December 31, 2020. The aggregate dividends paid for Class A common stock, Class B common stock, and dividend equivalents were approximately $1.6 million, $1.6 million, and $3.3 million, respectively.

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

Related Party Transactions

As of December 31, 2020 and December 31, 2019, the Company recorded a receivable due from Wanda of $0.7 million and $0.8 million, respectively for reimbursement of general administrative and other expense incurred on behalf of Wanda. The Company recorded cost reductions for general and administrative services provided on behalf of Wanda of $0.3 million, $0.4 million and $0.0 million for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively. Wanda owns Legendary Entertainment, a motion picture production company. The Company will occasionally play Legendary’s films in its theatres as a result of transactions with independent film distributors.

On September 14, 2018, the Company entered into the Investment Agreement with Silver Lake, relating to the issuance to Silver Lake (or its designated affiliates) of $600.0 million principal amount of the Convertible Notes due 2024 and entered into an amended and restated investment agreement with Silver Lake, relating to the issuance of the Convertible Notes due 2026 on August 31, 2020. See Note 8—Corporate Borrowings and Finance Lease Obligations - Convertible Notes and Note 17—Subsequent Events for more information.

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

As of December 31, 2020, Wanda owns 23.08% of AMC through its 51,769,784 shares of Class B common stock. With the three-to-one voting ratio between the Company’s Class B and Class A common stock, Wanda had significant influence over of AMC with 47.37% of the voting power of the Company’s common stock. As discussed in Note 8—Corporate Borrowings and Finance Lease Obligations and Note 17—Subsequent Events, 5,666,000 shares of Class B common stock held by Wanda were forfeited and cancelled in connection with the Convertible Notes due 2026 conversion and Wanda converted all of its remaining and outstanding Class B common stock to Class A common stock on February 1, 2021.

Treasury Stock

On February 27, 2020, the Company announced that its Board of Directors authorized a share repurchase program for an aggregate purchase of up to $200.0 million shares of Class A common stock. As of April 24, 2020, the Company is prohibited from making purchases under its authorized stock repurchase program in accordance with the covenant suspension conditions in its Senior Secured Credit Facility Agreement. As of December 31, 2020, $200.0 million remained available for repurchase under this plan. A three-year time limit had been set for the completion of this program, expiring February 26, 2023.

Stock-Based Compensation

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan provides for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSU’s”), performance stock units (“PSU’s), stock awards, and cash performance awards. The maximum number of shares of Holdings’ common stock available for delivery pursuant to awards granted under the second amendment to the 2013 Equity Incentive Plan is 15 million shares. At December 31, 2020, the aggregate number of shares of Holdings’ common stock available for grant was 8,520,193 shares.

The Company recorded stock-based compensation expense of $25.4 million, $4.4 million, and $14.9 million within general and administrative: other during the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively. As of December 31, 2020, the remaining unrecognized compensation cost related to stock-based compensation arrangements was approximately $15.2 million. The weighted average period over which this remaining compensation expense will be recognized is approximately 1.5 years.

Awards Granted in 2020, 2019, and 2018

AMC’s Board of Directors approved awards of stock, RSU’s, and PSU’s to certain of the Company’s employees and directors under the 2013 Equity Incentive Plan. During years 2020, 2019, and 2018, the grant date fair value of these awards was based on the closing price of AMC’s stock on the date of grant, which ranged from $2.36 to $15.65 per share. A dividend equivalent for restricted stock units and performance stock units equal to the amount paid in respect of one share of Class A common stock underlying the unit began to accrue with respect to the unit on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the units. Each unit represents the right to receive one share of Class A common stock at a future date.

The award agreements generally had the following features:

●	Stock Award Agreement: The Company granted fully vested shares of Class A common stock to its independent members of AMC’s Board of Directors during the years ended December 31, 2020, Decembers 31, 2019, and December 31, 2018 of 77,090, 32,464, and 28,055, respectively. In connection with these share grants, the Company recorded approximately $0.5 million during each of the years ended December 31, 2020, December 31, 2019, and December 31, 2018 in general and administrative: other expense.
●	Restricted Stock Unit Award Agreement: The Company granted RSU awards of 1,511,297, 730,167, 656,576 to certain members of management during the years ended December 31, 2020, December 31, 2019, and December 31, 2018. Each RSU represents the right to receive one share of Class A common stock at a future date. The RSUs granted during 2020, 2019, and 2018 vest over three years with 1/3 vesting in each year. These RSUs will be settled within 30 days of vesting. The Company recorded approximately $8.7 million, $8.2 million and $6.2 million, respectively, in connection with these awards.
●	Restricted Stock Unit Award Executive Agreement: During the year ended December 31, 2019, the Company granted RSU awards of 200,000 to an executive officer (“2019 RSU executive”) of the Company with one-half vesting on the first anniversary of employment on December 2, 2020 and the remaining one-half vesting ratably over a three year period ending on December 2, 2022. All unvested RSUs shall be forfeited upon termination of services. These RSUs will be settled within 30 days of vesting. The Company recorded approximately $1.0 million and $0.1 million of expense in general and administrative: other expense during the years ended December 31, 2020 and December 31, 2019, respectively.
●	Restricted Stock Unit Named Executive Officer Award Agreement: During the years ended December 31, 2017 and December 31, 2016, RSU awards of 129,214 and 135,981 units, respectively, were granted to certain executive officers covered by Section 162(m) of the Internal Revenue Code. The RSUs vest over three years with 1/3 vesting each year if the cash flow from operating activities target was met. The vested RSUs will be settled within 30 days of vesting. The RSUs will be forfeited if AMC does not achieve a specified cash flow from operating activities target. The Company recorded expense for these awards of $1.4 million and $2.4 million in general and administrative: other expense, during the years ended December 31, 2019 and December 31, 2018, respectively, based on achievement of the performance condition for 2019, and 2018.
●	Performance Stock Unit Award Agreement: During the year ended December 31, 2020, PSU awards of 1,436,297 were granted to certain members of management and executive officers, with three-year cumulative Adjusted EBITDA and free cash flow target conditions and service conditions, covering a performance period beginning January 1, 2020 and ending on December 31, 2022. The PSUs will vest based on achieving 80% to 120% of the performance targets with the corresponding vested unit amount ranging from 50% to 200% (or 30% to 200% for PSU awards granted prior to year 2020). If the performance target is met at 100%, the PSU awards granted during the year ended December 31, 2020 will vest at 1,436,297 units in the aggregate. No PSUs will vest if Holdings does not achieve 80% of the three-year cumulative Adjusted EBITDA and free cash flow target. Additionally, unvested PSU’s shall be ratably forfeited upon termination of service prior to December 31, 2022. The vested PSUs will be settled within 30 days of vesting which will occur upon certification of performance results by the Compensation Committee of the Board of Directors.

During the year ended December 31, 2019, PSU awards of 730,167 were granted to certain members of management and executive officers, with three-year cumulative Adjusted EBITDA, diluted earnings per share, and net profit performance target conditions and service conditions, covering a performance period beginning January 1, 2019 and ending on December 31, 2021.

During the year ended December 31, 2018, PSU awards of 653,669 were granted to certain members of management and executive officers with three-year cumulative net profit, Adjusted EBITDA, and diluted earnings per share performance target conditions and service conditions, covering a performance period beginning January 1, 2018 and ending on December 31, 2020.

During the year ended December 31, 2017, PSU awards were granted to certain members of management and executive officers with three-year cumulative net profit, Adjusted EBITDA, and diluted earnings per share performance target conditions and service conditions, covering a performance period beginning January 1, 2017 and ending on December 31, 2019. The performance conditions were not met as of December 31, 2019 and 100% of the awards were forfeited.

On October 30, 2020, based upon the recommendation of the Compensation Committee, the Board of Directors of the Company approved a modification to the PSUs for the awards granted in 2018, 2019, and 2020. The modification included separating the three-year cumulative performance targets into three separate year performance targets applicable to each tranche year. Due to the dramatic impact of the COVID-19 pandemic on the Company’s business, the Board of Directors waived attainment of the 2020 tranche year performance targets and established a vesting level for such PSUs at 90%. In addition, the service conditions were modified, and vesting is now subject to the participant’s continued employment through the end of the three-year cumulative period. The Company accounted for the modification in accordance with ASC 718-20, Compensation-Stock Compensation, as an exchange of the original award, that was not expected to vest, for a new award. The Company measured the fair value of the new award on the modification date, October 30, 2020, because the Company determined that achieving performance thresholds were probable for certain tranche awards.

The Company recorded approximately $1.2 million, $(5.8) million, and $5.8 million of expense (credit) related to PSUs in general and administrative: other expense during the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively. At December 31, 2019, the Company determined that achieving the PSU performance thresholds was improbable and reversed previously recorded expense of $5.8 million on these units during the year ended December 31, 2019.

●	Performance Stock Unit Executive Award Agreement: During the year ended December 31, 2019, a PSU market condition award of 300,000 was granted to an executive officer of the Company that would vest based upon achieving target prices for the Company’s Class A common stock. This award was subsequently cancelled and replaced with the PSU market condition award granted on February 26, 2020.

On February 26, 2020 and March 5, 2020, special performance stock unit awards (“SPSUs”), totaling 3,570,000 units were granted to certain executive officers that will vest based upon achieving target prices for the Company’s Class common stock. The SPSUs are eligible to vest in tranches contingent upon (i) the attainment of certain 20 trading day volume weighted average closing prices and (ii) fulfillment of the three-year service requirement from the date of grant. The vested SPSUs will be settled within 30 days of vesting. Any unvested SPSUs remaining after 10 years will be forfeited. If service is terminated prior to the three year anniversary from the date of grant, unvested SPSUs shall be forfeited. The target prices and vesting tranches are set forth in the table below:

Tranche	Target Stock Price	SPSUs Vesting
1	$12.00	595,003
2	$16.00	595,003
3	$20.00	595,003
4	$24.00	595,003
5	$28.00	594,994
6	$32.00	594,994

The Company used the Monte Carlo simulation model to estimate the fair value of the SPSUs. This model utilizes multiple input variables to estimate the probability that the market conditions will be achieved. The Company used the following assumptions in determining the fair value of the SPSUs:

Assumptions
Expected stock price volatility	45.0%
Expected dividend yield	2.02% and 2.44%
Risk-free interest rate	1.33% and 0.92%
Grant-date stock price	$5.93 and $4.92

The expected stock price volatility was based on the historical volatility of the Company’s stock for a period equivalent to the derived service period. The expected dividend yield is based on annual expected dividend payments. The risk-free interest rate was based on the treasury yield rates as of the date of grant for a period equivalent to the performance measurement period. The fair value of each SPSU is amortized over the requisite or derived service period, which is up to 6.4 years. The SPSUs granted on February 26, 2020 and March 5, 2020 have a grant date fair value of approximately $12.2 million.

On October 30, 2020, based upon the recommendation of the Compensation Committee, the Board of Directors of the Company approved a modification to the SPSUs for the awards. Each SPSU award agreement was amended as follows:

●	The stock price thresholds (ranging from $12 to $24) and service requirement for tranches 1 through 4 of the SPSUs were eliminated and such SPSUs vested on October 30, 2020;
●	Participants shall be prohibited from selling the shares of common stock issued upon the foregoing vesting until October 30, 2021;
●	The stock price threshold for tranche 5 of the SPSUs was changed to $4 from $28 and the stock price threshold for tranche 6 of the SPSUs was changed to $8 from $32; and
●	The service requirement for tranches 5 and 6 was shortened to end on October 30, 2021.

As a result of the SPSU modification of market conditions, the incremental fair value amount assigned to the grant date fair value was approximately $7.3 million in accordance with ASC 718-20, Compensation-Stock Compensation. During the year ended December 31, 2020, the Company recorded a total of $14.0 million related to SPSUs in general and administrative: other expense.

The following table represents the nonvested RSU and PSU activity for the years ended December 31, 2020, December 31, 2019 and December 31, 2018:

		Weighted
		Average
	Shares of RSU	Grant Date
	PSU and SPSU	Fair Value
Beginning balance at January 1, 2018	1,083,841	$28.61
Granted	1,313,152	15.65
Vested	(408,848)	21.68
Forfeited	(53,698)	20.69
Beginning balance at January 1, 2019	1,934,447	$21.50
Granted	1,960,334	12.89
Vested	(303,201)	21.76
Forfeited	(220,632)	17.17
Cancelled (1)	(100,855)	21.46
Beginning balance at January 1, 2020	3,270,093	$15.88
Granted	6,517,594	4.66
Vested	(2,472,375)	8.61
Forfeited	(1,020,122)	16.97
Cancelled (1)	(2,135,929)	7.22
Nonvested at December 31, 2020	4,159,261	$6.80
(1)	Represents vested RSUs and PSUs surrendered in lieu of taxes and cancelled awards returned to the 2013 Equity Incentive Plan.

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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2020 for domestic operations. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future taxable income. For the year ended December 31, 2020, the Company remained in a cumulative loss over the past three-year period.

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

Cancellation of Debt Income. On July 31, 2020, the Company consummated its previously announced private offers to exchange its Existing Subordinated Notes for newly issued Second Lien Notes due 2026. See Note 8—Corporate Borrowings and Finance Lease Obligations for further information. For US tax purposes the Company is required to recognize CODI on the difference between the face value of debt exchanged and the fair market value of the new debt issued. The Company has determined that it should recognize an estimated $1.2 billion of CODI for tax purposes.

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

For purposes of determining the current and deferred tax provision, and uncertain tax positions for the year ended December 31, 2020, the Company estimated approximately $1.2 billion of its net operating losses have been eliminated as a result of tax attribute reduction.

The actual effective rate for the year ended December 31, 2020 was (1.3)%. The Company’s consolidated tax rate for the year ended December 31, 2020 differs from the U.S. statutory tax rate primarily due to the valuation allowances in U.S. and foreign jurisdictions, foreign tax rate differences, federal and state tax credits, partially offset by state income taxes, permanent differences related to goodwill impairments, interest, compensation, and other discrete items. No tax impact was recorded on the $2,306.4 million goodwill impairment charge incurred during the year ended December 31, 2020, as the portion impaired was permanently non-deductible. At December 31, 2020 and December 31, 2019, the Company has recorded net deferred tax liabilities of $40.2 million and net deferred tax assets of $24.1 million, respectively.

Cares Act. On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property, as well as loans to certain qualifying businesses. The Company continues to examine the impacts that the CARES Act may have on its business. While the Company may take advantage of certain CARES Act’s cash deferral provisions, many of the provisions are not applicable to the Company. Additionally, as of the date of this filing, the Company has not participated in CARES Act loans.

The income tax provision (benefit) reflected in the consolidated statements of operations consists of the following components:

	Year Ended
(In millions)	December 31, 2020	December 31, 2019	December 31, 2018
Current:
Federal	$0.1	$(0.1)	$(0.5)
Foreign	(0.1)	8.4	5.0
State	(4.1)	2.9	15.5
Total current	(4.1)	11.2	20.0
Deferred:
Federal	2.7	(4.2)	0.8
Foreign	57.6	(42.8)	(7.5)
State	3.7	13.3	0.3
Total deferred	64.0	(33.7)	(6.4)
Total provision (benefit)	$59.9	$(22.5)	$13.6

Pre-tax income (losses) consisted of the following:

	Year Ended
(In millions)	December 31, 2020	December 31, 2019	December 31, 2018
Domestic	$(3,036.4)	$(165.1)	$154.4
Foreign	(1,493.1)	(6.5)	(30.7)
Total	$(4,529.5)	$(171.6)	$123.7

The difference between the effective tax rate on earnings (loss) from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

	Year Ended
(In millions)	December 31, 2020	December 31, 2019	December 31, 2018
Income tax expense (benefit) at the federal statutory rate	$(951.2)	$(36.0)	$26.0
Effect of:
State income taxes	(89.5)	(7.2)	8.9
Increase in reserve for uncertain tax positions	(1.9)	8.4	5.2
Federal and state credits	(3.6)	(6.5)	(5.9)
Permanent items - goodwill impairment	456.3	—	—
Permanent items - other	13.2	(6.6)	5.7
Foreign rate differential	19.7	11.8	(5.9)
Other	1.7	(10.6)	9.7
Valuation allowance	615.2	24.2	(30.1)
Income tax expense (benefit)	$59.9	$(22.5)	$13.6
Effective income tax rate	(1.3)%	13.1%	11.0%

The significant components of deferred income tax assets and liabilities as of December 31, 2020 and December 31, 2019 are as follows:

	December 31, 2020		December 31, 2019
	Deferred Income Tax		Deferred Income Tax
(In millions)	Assets	Liabilities	Assets	Liabilities
Tangible assets	$—	$(179.7)	$—	$(152.6)
Right-of-use assets	—	(1,043.1)	—	(1,187.2)
Accrued liabilities	24.2	—	17.0	—
Intangible assets	—	(105.0)	—	(99.7)
Receivables	8.5	—	7.8	—
Investments	55.7	—	17.8	—
Capital loss carryforwards	1.2	—	1.2	—
Pension and deferred compensation	15.4	—	21.6	—
Corporate borrowings	42.0	—	—	(101.8)
Disallowed interest	32.3	—	42.1	—
Deferred revenue	193.3	—	170.8	—
Lease liabilities	1,294.3	—	1,377.7	—
Finance lease obligations	1.6	—	2.4	—
Other credit carryovers	19.6	—	18.0	—
Other comprehensive income	—	(1.1)	—	(1.0)
Net operating loss carryforwards	365.5	—	202.8	—
Total	$2,053.6	$(1,328.9)	$1,879.2	$(1,542.3)
Less: Valuation allowance	(764.9)	—	(312.8)	—
Net deferred income taxes	$1,288.7	$(1,328.9)	$1,566.4	$(1,542.3)

A rollforward of the Company’s valuation allowance for deferred tax assets is as follows:

		Additions		Charged
	Balance at	Charged	Charged	(Credited)
	Beginning of	(Credited) to	(Credited) to	to Other	Balance at
(In millions)	Period	Expenses(1)	Goodwill	Accounts(2)	End of Period
Calendar Year 2020
Valuation allowance-deferred income tax assets	$312.8	615.2	—	(163.1)	$764.9
Calendar Year 2019
Valuation allowance-deferred income tax assets	$323.6	24.2	—	(35.0)	$312.8
Calendar Year 2018
Valuation allowance-deferred income tax assets	$338.4	(30.1)	—	15.3	$323.6
(1)	The 2020 valuation allowance primarily relates to the Company’s increase in the current year’s federal, state and international net operating losses, for which no benefit has been recognized, and the establishment of a valuation allowance to reduce the previously recognized benefit of deferred tax assets in Germany and Spain, which an expense of $73.2 million has been recognized.
(2)	Primarily relates to amounts resulting from the Company’s changes in deferred tax assets and associated valuation allowance that are not related to income statement activity as well as amounts charged to other comprehensive income. In 2019, this includes $(28.6) million of valuation allowance associated with the sale of the Austria theatres.

The Company has federal income tax net operating loss carryforwards of $686.5 million. Approximately $284.6 million will begin to expire in 2021, and will completely expire in 2036, and will be limited annually due to certain change in ownership provisions of the Internal Revenue Code. Approximately $401.9 million can be used indefinitely. The Company’s foreign net operating losses of $859.7 million can be used indefinitely except for approximately $9.3 million, which will expire in various amounts between years 2022 and 2035. The Company also has state income tax loss carryforwards of $1,024.6 million. Approximately $735.3 million may be used over various periods ranging from 1 to 20 years. Approximately $289.3 million can be used indefinitely.

A reconciliation of the change in the amount of unrecognized tax benefits was as follows:

	Year Ended
(In millions)	December 31, 2020	December 31, 2019	December 31, 2018
Balance at beginning of period	$31.0	$22.0	$15.3
Gross increases—current period tax positions	4.8	10.5	7.3
Gross decreases—prior period tax positions	(1.3)	(1.5)	(0.6)
Gross decreases—expiration of statute of limitations	(1.0)	—	—
Balance at end of period	$33.5	$31.0	$22.0

The Company recognizes income tax-related interest expense and penalties as income tax expense and general and administrative expense, respectively. No interest expense or penalties related to federal uncertain tax positions have been recognized for the years ended December 31, 2020, December 31, 2019, and December 31, 2018.

The Company analyzed and reviewed the remaining state uncertain tax positions to determine the necessity of accruing interest and penalties. For the year ended December 31, 2020, the Company recognized $1.1 million of interest expense and $0.5 million of penalties. For the year ended December 31, 2019, the Company recognized no interest expense or penalties. The total amount of accrued interest and penalties for state uncertain tax positions at December 31, 2020 and December 31, 2019 was $1.6 million and $0.1 million, respectively.

The total amount of net unrecognized tax benefits at December 31, 2020 and December 31, 2019 that would impact the effective tax rate, if recognized, would be $6.9 million and $12.2 million, respectively. The Company believes that it is reasonably possible that approximately $7.2 million of its unrecognized tax positions related to state taxes may be recognized by the end of 2021 as a result of settlements or the expiration of statute of limitations.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. An IRS examination of the tax year March 29, 2012 is currently ongoing. Generally, tax years beginning after December 31, 2002 are still open to examination by various taxing authorities. Additionally, as discussed above, the Company has net operating loss (“NOL”) carryforwards for tax years ended December 31, 2001 through December 31, 2020, in the U.S. and various state jurisdictions which have carryforwards of varying lengths of time. These NOLs are subject to adjustment based on the statute of limitations applicable to the return in which they are utilized, not the year in which they are generated. Various state, local and foreign income tax returns are also under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its consolidated financial statements.

Utilization of the Company’s net operating loss carryforwards, disallowed business interest carryforward and other tax attributes became subject to the Section 382 ownership change limitation due to changes in our stock ownership on January 29, 2021. Accordingly, our ability to utilize any net operating loss carryforwards and other tax attributes may be significantly limited. See Note 17—Subsequent Events for further information regarding change in stock ownership.

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

On April 22, 2019, a putative stockholder class and derivative complaint, captioned Lao v. Dalian Wanda Group Co., Ltd., et al., C.A. No. 2019-0303-JRS (the “Lao Action”), was filed against certain of the Company’s directors, Wanda, two of Wanda’s affiliates, Silver Lake, and one of Silver Lake’s affiliates in the Delaware Court of Chancery. The Lao Action asserts claims directly, on behalf of a putative class of Company stockholders, and derivatively, on behalf of the Company, for breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty with respect to transactions that the Company entered into with affiliates of Wanda and Silver Lake on September 14, 2018, and the special cash dividend of $1.55 per share of common stock that was payable on September 28, 2018 to the Company’s stockholders of record as of September 25, 2018. On July 18, 2019, the Company’s Board of Directors formed a Special Litigation Committee to investigate and evaluate the claims and allegations asserted in the Lao Action and make a determination as to how the Company should proceed with respect to the Lao Action. On January 8, 2021, the Special Litigation Committee filed a report with the court recommending that the court dismiss all of the claims asserted in the Lao Action, and moved to dismiss all of the claims in the Lao Action. The court has not yet ruled on the Special Litigation Committee’s motion to dismiss.

The Company remains contingently liable for lease payments under certain leases of theatres that it previously divested, in the event that such assignees are unable to fulfill their future lease payment obligations. During the year ended December 31, 2020, the Company recorded $15.0 million, in estimated credit losses related to contingent lease guarantees in other expense. The Company applied a probability weighted approach for the estimation of credit loss reserve for contingent lease guarantees expected to be funded over the lease term using the discounted cash flow method. The Company a contingent lease liability of $30.2 million recorded in other long term liabilities. See Note 1—The Company and Significant Accounting Policies for further information regarding the adoption of ASU 2016-13.

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

Recurring Fair Value Measurements. The following table summarizes the fair value hierarchy of the Company’s financial assets carried at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2020 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Money market mutual funds	$1.1	$1.1	$—	$—
Investments measured at net asset value(1)	10.6	—	—	—
Marketable equity securities:
Investment in NCM	5.2	5.2	—	—
Total assets at fair value	$16.9	$6.3	$—	$—

		Fair Value Measurements at December 31, 2019 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Money market mutual funds	$0.6	$0.6	$—	$—
Derivative asset	38.0	—	—	38.0
Investments measured at net asset value(1)	11.9	—	—	—
Marketable equity securities:
Investment in NCM	0.7	0.7	—	—
Total assets at fair value	$51.2	$1.3	$—	$38.0

Corporate Borrowings:
Derivative liability	$0.5	$—	$—	$0.5
Total liabilities at fair value	$0.5	$—	$—	$0.5

(1)	The investments relate to non-qualified deferred compensation arrangements on behalf of certain members of management. The Company has an equivalent liability for this related-party transaction recorded in other long-term liabilities for the deferred compensation obligation.

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

Nonrecurring Fair Value Measurements. The following fair value hierarchy tables summarize the Company’s assets that were written down to their fair value on a nonrecurring basis:

			Fair Value Measurements Using
				Significant other	Significant
		Total Carrying	Quoted prices in	observable	unobservable
		Value at	active market	inputs	inputs	Total
(In millions)	Measurement Date	Measurement Date	(Level 1)	(Level 2)	(Level 3)	Losses
Property, net:
Property net	March 31, 2020	$40.5	$—	$—	$40.5	$30.9
Property net	September 30, 2020	14.3	—	—	14.3	8.5
Property net	December 31, 2020	25.4	—	—	25.4	20.7
Operating lease right-of-use assets
Operating lease right-of-use assets	March 31, 2020	124.0	—	—	124.0	60.4
Operating lease right-of-use assets	September 30, 2020	56.8	—	—	56.8	19.6
Operating lease right-of-use assets	December 31, 2020	69.0	—	—	69.0	37.8
Intangible assets, net
Definite-lived intangible assets	March 31, 2020	6.6	—	—	6.6	8.0
Indefinite-lived intangible assets	March 31, 2020	50.3	—	—	50.3	8.3
Definite-lived intangible assets	September 30, 2020	—	—	—	—	6.4
Indefinite-lived intangible assets	September 30, 2020	43.8	—	—	43.8	4.6
Indefinite-lived intangible assets	December 31, 2020	44.0	—	—	44.0	2.3
Goodwill
Goodwill	March 31, 2020	2,938.0	—	—	2,938.0	1,744.3
Goodwill	September 30, 2020	2,874.4	—	—	2,874.4	156.8
Goodwill	December 31, 2020	2,547.3	—	—	2,547.3	405.3
Other long-term assets
Cost method investments	March 31, 2020	—	—	—	—	7.2
Cost method investments	December 31, 2020	11.3	—	—	11.3	8.7
Equity method investments	December 31, 2020	17.2	—	—	17.2	8.6
Total		$8,862.9	$—	$—	$8,862.9	$2,538.4

		Fair Value Measurements at December 31, 2019 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs	Total
(In millions)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)	Losses
Property, net:
Property net	$29.2	$—	$—	$29.2	$23.1
Operating lease right-of-use assets
Operating lease right-of-use assets	123.3	—	—	123.3	60.0
Other long-term assets
Property owned, net	3.0	—	—	3.0	1.2
Equity interest investment	2.2	—	—	2.2	3.6
Total	$157.7	$—	$—	$157.7	$87.9

Valuation Techniques. There were a number of estimates and significant judgments that were made by management in performing these impairment evaluations. Such judgments and estimates include estimates of future revenues, cash flows, rent relief, cost savings, capital expenditures, and the cost of capital, among others. Attendance is expected to be below historical levels following the full reopening of our circuit and studios have shifted new film releases or moved them to the home video market, and movie release dates may continue to move in the future. The Company believes it used reasonable and appropriate business judgments. At December 31, 2020, the Company used weighted average cost of capital (discount rate) input for the Domestic Theatres and International Theatres reporting units of 11.0% and 12.5%, respectively, and a long-term growth rate input of 1.0% for both of the reporting units. At September 30, 2020, the Company used weighted average cost of capital (discount rate) input for the Domestic Theatres and International Theatres reporting units of 12.0% and 13.0%, respectively, and a long-term growth rate input of 1.0% for both of the reporting units. At March 31, 2020, the Company used weighted average cost of capital (discount rate) input for the Domestic Theatres and International Theatres reporting units of 11.5% and 13.0%, respectively, and a long-term growth rate input of 2.0% for both of the reporting units. To estimate fair value of our indefinite-lived trade names, we employed a derivation of the Income Approach known as the Royalty Savings Method. The Royalty Savings Method values an intangible asset by estimating the royalties saved through ownership of the asset. At December 31, 2020, September 30, 2020 and March 31, 2020, we applied royalty rates of 0.5% for AMC and Odeon trade names and 1.0% for Nordic to the related theatre revenues on an after-tax basis using effective tax rates. At December 31, 2020, related cash flows were discounted at 12.0% for AMC and 13.5% for Odeon and Nordic, at September 30, 2020, related cash flows were discounted at 13.0% for AMC and 14.0% for Odeon and Nordic, and at March 31, 2020, related cash flows were discounted at 12.5% for AMC and 14.0% for Odeon and Nordic. There is considerable management judgment with respect to cash flow estimates and appropriate discount rates to be used in determining fair value, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy. These estimates determine whether impairments have been incurred and quantify the amount of any related impairment charge. See Note 1—The Company and Significant Accounting Policies for further information.

Other Fair Value Measurement Disclosures. The following table summarizes the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at December 31, 2020 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$20.0	$—	$12.9	$—
Corporate borrowings	5,695.8	—	2,485.9	278.0

		Fair Value Measurements at December 31, 2019 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$20.0	$—	$20.4	$—
Corporate borrowings	4,733.4	—	4,135.3	514.9

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

NOTE 13—OPERATING SEGMENTS

The Company reports information about operating segments in accordance with ASC 280-10, Segment Reporting, which requires financial information to be reported based on the way management organizes segments within a company for making operating decisions and evaluating performance. The Company has identified two reportable segments and reporting units for its theatrical exhibition operations, U.S. markets and International markets. The International markets reportable segment has operations in or partial interest in theatres in the United Kingdom, Germany, Spain, Italy, Ireland, Portugal, Sweden, Finland, Estonia, Latvia, Lithuania, Norway, Denmark, and Saudi Arabia. On August 28, 2020, the Company divested of 49% of its interest in Estonia, Latvia, and Lithuania operations. The Company completed the 100% divestiture of Latvia during the year ended December 31, 2020, see Note 1—The Company and Significant Accounting Policies for further information on the Baltics theatre sale agreement. Operations located in Austria were sold during the first quarter of 2019. Each segment’s revenue is derived from admissions, food and beverage sales and other ancillary revenues, primarily screen advertising, AMC Stubs® membership fees and other loyalty programs, ticket sales, gift card income and exchange ticket income. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company does not report asset information by segment because that information is not used to evaluate the performance of or allocate resources between segments.

Below is a breakdown of select financial information by reportable operating segment:

	Year Ended
Revenues (In millions)	December 31, 2020	December 31, 2019	December 31, 2018
U.S. markets	$826.7	$4,023.2	$4,013.2
International markets	415.7	1,447.8	1,447.6
Total revenues	$1,242.4	$5,471.0	$5,460.8

	Year Ended
Adjusted EBITDA (1) (In millions)	December 31, 2020	December 31, 2019	December 31, 2018
U.S. markets	$(768.2)	$575.6	$700.5
International markets	(231.0)	195.8	228.7
Total Adjusted EBITDA	$(999.2)	$771.4	$929.2
(1)	The Company presents Adjusted EBITDA as a supplemental measure of its performance. The Company defines Adjusted EBITDA as net earnings (loss) plus (i) income tax provision (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of the Company’s ongoing operating performance and to include attributable EBITDA from equity investments in theatre operations in International markets and any cash distributions of earnings from its other equity method investees. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, which is consistent with how Adjusted EBITDA is defined in the Company’s debt indentures.

	Year Ended
Capital Expenditures (In millions)	December 31, 2020	December 31, 2019	December 31, 2018
U.S. markets	$109.9	$369.4	$395.6
International markets	63.9	148.7	180.7
Total capital expenditures	$173.8	$518.1	$576.3

Financial information about geographic area is as follows:

	Year Ended
Revenues (In millions)	December 31, 2020	December 31, 2019	December 31, 2018
United States	$826.7	$4,023.2	$4,013.2
United Kingdom	127.9	500.4	513.5
Spain	52.1	200.3	193.9
Sweden	63.2	177.5	192.1
Italy	47.5	200.0	178.5
Germany	38.2	135.0	114.3
Finland	43.4	103.0	101.7
Ireland	9.3	37.9	34.9
Other foreign countries	34.1	93.7	118.7
Total	$1,242.4	$5,471.0	$5,460.8

	As of	As of
Long-term assets, net (In millions)	December 31, 2020	December 31, 2019
U.S. markets	$6,895.3	$9,039.6
International markets	2,894.1	3,963.1
Total long-term assets (1)	$9,789.4	$13,002.7
(1)	Long-term assets are comprised of property, operating lease right-of-use assets, intangible assets, goodwill, deferred tax asset, net and other long-term assets.

The following table sets forth a reconciliation of net earnings (loss) to Adjusted EBITDA:

	Year Ended
(In millions)	December 31, 2020	December 31, 2019	December 31, 2018
Net earnings (loss)	$(4,589.4)	$(149.1)	$110.1
Plus:
Income tax provision (benefit) (1)	59.9	(22.5)	13.6
Interest expense	356.9	340.8	342.3
Depreciation and amortization	498.3	450.0	537.8
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill (2)	2,513.9	84.3	13.8
Certain operating expense (income) (3)	(9.4)	14.8	24.0
Equity in (earnings) loss of non-consolidated entities (4)	30.9	(30.6)	(86.7)
Cash distributions from non-consolidated entities (5)	17.4	35.8	35.2
Attributable EBITDA (6)	0.2	5.0	7.3
Investment expense (income)	10.1	(16.0)	(6.2)
Other expense (income) (7)	66.9	13.3	(108.2)
Other non-cash rent (8)	(4.9)	25.7	—
General and administrative — unallocated:
Merger, acquisition and other costs (9)	24.6	15.5	31.3
Stock-based compensation expense (10)	25.4	4.4	14.9
Adjusted EBITDA	$(999.2)	$771.4	$929.2

(1)	For information regarding the income tax provision (benefit), see Note 10—Income Taxes.
(2)	During the year ended December 31, 2020, the Company recorded goodwill non-cash impairment charges of $1,276.1 million and $1,030.3 million related to the enterprise fair values of the Domestic Theatres and International Theatres reporting units, respectively. During the year ended December 31, 2020, the Company recorded non-cash impairment charges related to its long-lived assets of $152.5 million on 101 theatres in the U.S. markets with 1,139 screens which were related to property, net, operating lease right-of-use assets, net and other long-term assets and $25.4 million on 37 theatres in the International markets with 340 screens which were related to property, net and operating lease right-of-use assets, net. The Company recorded non-cash impairment charges related to indefinite-lived intangible assets of $12.5 million and $2.7 million related to the Odeon and Nordic trade names, respectively, in the International Theatres reporting unit during the year ended December 31, 2020. The Company also recorded non-cash impairment charges of $14.4 million related to its definite-lived intangible assets in the Domestic Theatres reporting unit during the year ended December 31, 2020.

During the year ended December 31, 2019, the Company recorded non-cash impairment of long-lived assets of $84.3 million on 40 theatres in the U.S. markets with 512 screens, 14 theatres in the International markets with 148 screens, and a U.S. property held and not used.

During the year ended December 31, 2018, the Company recorded non-cash impairment losses of $13.8 million on 13 theatres in the U.S. markets with 150 screens and on 15 theatres in the International markets with 118 screens.

(3)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens including the related accretion of interest, non-cash deferred digital equipment rent expense, and disposition of assets and other non-operating gains or losses included in operating expenses. The Company has excluded these items as they are non-cash in nature or are non-operating in nature.
(4)	During the year ended December 31, 2020, December 31, 2019 and December 31, 2018, the Company recorded $(14.5) million, $25.4 million and $29.1 million, respectively, in equity in earnings (loss) from DCIP. In addition, the Company recorded impairment losses in the International markets during the year ended December 31, 2020 related to equity method investments of $8.6 million in equity in (earnings) loss of non-consolidated entities. During the year ended December 31, 2018, the Company recorded equity in earnings related to AMC’s sale of all remaining NCM units of $28.9 million and a gain of $30.1 million related to the Screenvision merger. Equity in earnings of non-consolidated entities also includes loss on the surrender (disposition) of a portion of AMC’s investment in NCM of $1.1 million and a lower of carrying value or fair value impairment loss of the held-for sale portion of the Company’s investment in NCM of $16.0 million for the year ended December 31, 2018.
(5)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. The Company believes including cash distributions is an appropriate reflection of the contribution of these investments to the Company’s operations.
(6)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of the Company’s equity in (earnings) loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where the Company holds a significant market share, the Company believes attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. The Company also provides services to these theatre operators including information technology systems, certain on-screen advertising services and the Company’s gift card and package ticket program.

	Year Ended
(In millions)	December 31, 2020	December 31, 2019	December 31, 2018
Equity in (earnings) loss of non-consolidated entities	$30.9	$(30.6)	$(86.7)
Less:
Equity in (earnings) loss of non-consolidated entities excluding International theatre joint ventures	27.4	(29.2)	(81.9)
Equity in earnings (loss) of International theatre joint ventures	(3.5)	1.4	4.8
Income tax provision	0.1	0.4	0.4
Investment income	(0.4)	(0.7)	(0.5)
Interest expense	0.1	—	—
Depreciation and amortization	3.2	3.4	2.6
Other expense	0.7	0.5	—
Attributable EBITDA	$0.2	$5.0	$7.3

(7)	Other expense (income) for the year ended December 31, 2020 included a loss of $109.0 million related to the fair value adjustments of the Company’s derivative liability and derivative asset for the Convertible Notes, financing fees related to the Exchange Offer of $39.3 million, and credit losses related to contingent lease guarantees of $15.0 million, partially offset by a gain on extinguishment of the Second Lien Notes due 2026 of $93.6 million and financing related foreign currency transaction losses.

During the year ended December 31, 2019, the Company recorded a loss on repayment of indebtedness of $16.6 million and the financing related foreign currency transaction losses, partially offset by a gain of $5.8 million as a result of the decrease in fair value of its derivative liability and asset for the Convertible Notes.

During the year ended December 31, 2018, the Company recorded a gain of $111.4 million as a result of the decrease in fair value of its derivative liability and the increase in fair value of the derivative asset for the Convertible Notes, partially offset by financing losses and financing related foreign currency transaction losses.

(8)	Reflects amortization of certain intangible assets reclassified from depreciation and amortization to rent expense, due to the adoption of ASC 842, and deferred rent benefit related to the impairment of right-of-use operating lease assets.
(9)	Merger, acquisition and other costs are excluded as they are non-operating in nature.
(10)	Non-cash or non-recurring expense included in general and administrative: other.

NOTE 14—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the change in accumulated other comprehensive income (loss) by component:

			Unrealized Net
			Gain (Loss)
			from Equity
	Foreign		Method Investees’
(In millions)	Currency	Pension Benefits	Cash Flow Hedge	Total
Balance December 31, 2018	$7.2	$(1.8)	$0.1	$5.5
Other comprehensive loss before reclassifications	(16.5)	(15.5)	(0.1)	(32.1)
Amounts reclassified from accumulated other comprehensive loss	0.5	—	—	0.5
Balance December 31, 2019	$(8.8)	$(17.3)	$—	$(26.1)
Other comprehensive (gain) loss before reclassifications	67.0	(4.1)	—	62.9
Amounts reclassified from accumulated other comprehensive loss	1.9	—	—	1.9
Balance December 31, 2020	$60.1	$(21.4)	$—	$38.7

The tax effects allocated to each component of other comprehensive income (loss) is as follows:

	Year Ended
	December 31, 2020			December 31, 2019			December 31, 2018
		Tax			Tax			Tax
	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax
(In millions)	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized foreign currency translation adjustment	$66.8	$0.2	$67.0	$(18.3)	$1.8	$(16.5)	$(127.5)	$(0.2)	$(127.7)
Realized loss on foreign currency transactions	1.9	—	1.9	0.5	—	0.5	1.0	—	1.0
Pension and other benefit adjustments:
Net gain (loss) arising during the period	(4.1)	—	(4.1)	(16.1)	0.6	(15.5)	3.8	0.4	4.2
Equity method investee's cash flow hedge:
Unrealized net holding gain (loss) arising during the period	—	—	—	(0.1)	—	(0.1)	0.2	—	0.2
Realized net (gain) loss reclassified into equity in earnings of non-consolidated entities	—	—	—	—	—	—	(2.2)	—	(2.2)
Other comprehensive income (loss)	$64.6	$0.2	$64.8	$(34.0)	$2.4	$(31.6)	$(124.7)	$0.2	$(124.5)

NOTE 15—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Diluted earnings per share includes the effects of unvested RSU’s with a service condition only and unvested contingently issuable RSUs and PSUs that have service and performance conditions, if dilutive, as well as potential dilutive shares from the conversion feature of the Convertible Notes due 2026, if dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Year Ended	Year Ended	Year Ended
(In millions)	December 31, 2020	December 31, 2019	December 31, 2018
Numerator:
Net earnings (loss) attributable to AMC Entertainment Holdings, Inc. for basic earnings (loss) per share	$(4,589.1)	$(149.1)	$110.1
Calculation of net earnings for diluted earnings (loss) per share:
Marked-to-market gain on derivative liability	—	—	(66.4)
Interest expense for Convertible Notes due 2026	—	—	9.7
Net earnings (loss) available for diluted earnings	$(4,589.1)	$(149.1)	$53.4

Denominator (shares in thousands):
Weighted average shares for basic earnings per common share	117,212	103,832	120,621
Common equivalent shares for RSUs and PSUs	—	—	29
Common equivalent shares if converted: Convertible Notes 2026	—	—	9,455
Weighted average shares for diluted earnings per common share	117,212	103,832	130,105

Basic earnings (loss) per common share:	$(39.15)	$(1.44)	$0.91
Diluted earnings (loss) per common share:	$(39.15)	$(1.44)	$0.41

Vested RSUs, PSUs, and SPSUs have dividend rights identical to the Company’s Class A and Class B common stock and are treated as outstanding shares for purposes of computing basic and diluted earnings per share. For the year ended December 31, 2020, December 31, 2019, and December 31, 2018, unvested RSUs of 1,131,333, 1,377,992, and 210,558, respectively, were not included in the computation of diluted earnings (loss) per share because they would be anti-dilutive.

Unvested PSUs and SPSUs are subject to performance and market conditions, respectively, and are included in diluted earnings per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the Company’s 2013 Equity Incentive Plan if the end of the reporting period were the end of the contingency period. Unvested PSUs of 649,209, 477,630 and 364,269 at the minimum performance targets for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively, and unvested SPSUs of 578,328 at the minimum market condition for the year ended December 31, 2020, were not included in the computation of diluted earnings (loss) per share because they would not be issuable if the end of the reporting period were the end of the contingency period or they would be anti-dilutive.

The Company uses the if-converted method for calculating any potential dilutive effect of the Convertible Notes that were issued on September 14, 2018. The Company has not adjusted net loss for the year ended December 31, 2020 and December 31, 2019 to eliminate the interest expense of $31.8 million and $32.6 million, respectively, and the loss (gain) for the derivative liability related to the Convertible Notes of $89.4 million and $(23.5) million, respectively, in the computation of diluted loss per share because the effects would be anti-dilutive. The Company has not included in diluted weighted average shares approximately 35.5 million and 31.7 million shares issuable upon conversion for the year ended December 31, 2020 and December 31, 2019, respectively, as the effects would be anti-dilutive. For the year ended December 31, 2018, the Company adjusted net earnings to eliminate the interest expense and the (gain) for the derivative liability related to the Convertible Notes due 2026 of $9.7 million and $(66.4) million, respectively, in the computation of diluted earnings per share. The Company has included in diluted weighted average shares approximately 9.5 million shares issuable upon conversion for the year ended December 31, 2018, as the effects were dilutive. Based on the current conversion price of $13.51 per share, the Convertible Notes are convertible into 44,422,860 Class A common shares.

NOTE 16—SUPPLEMENTAL FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

	2020
	Quarter	Quarter	Quarter	Quarter	Year
	Ended	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
(In millions, except per share data)	2020	2020	2020	2020	2020
Total revenues (1)	$941.5	$18.9	$119.5	$162.5	$1,242.4
Operating loss	(1,986.1)	(471.6)	(675.4)	(969.6)	(4,102.7)
Net loss attributable to AMC Entertainment Holdings, Inc. (2)(3)	(2,176.3)	(561.2)	(905.8)	(945.8)	(4,589.1)

Basic loss per share:	$(20.88)	$(5.38)	$(8.41)	$(6.21)	$(39.15)
Diluted loss per share:	$(20.88)	$(5.38)	$(8.41)	$(6.21)	$(39.15)

Weighted average shares outstanding: (in thousands)
Basic	104,245	104,319	107,695	152,307	117,212
Diluted	104,245	104,319	107,695	152,307	117,212
(1)	On March 17, 2020, the Company temporarily suspended all theatre operations to prevent the spread of COVID-19. In early June 2020, the Company resumed limited operations in the International markets and in late August 2020, the Company resumed limited operations in the U.S. markets.
(2)	In the first, second, third, and fourth quarters of calendar 2020, the Company recorded $19.6 million, $(6.4) million, $95.8 million, and $0, respectively, of other expense (income) related to derivative assets and liabilities. See Note 8—Corporate Borrowings and Finance Lease Obligations for a discussion of the derivative asset and derivative liability gains. Other expense (income) includes financing fees related to the modification of debt of $36.3 million and $3.0 million in the third and fourth quarter, respectively, and a gain on extinguishment of Second Lien Notes due 2026 of $93.6 million in the fourth quarter of calendar 2020.
(3)	During the first, second, third, and fourth quarter of 2020, the Company recorded non-cash expense in impairment of long-lived assets, definite and indefinite-lived intangible assets, and goodwill of $1,851.9 million, $0, $195.9 million, and $466.1 million, respectively.

	2019
	Quarter	Quarter	Quarter	Quarter	Year
	Ended	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
(In millions, except per share data)	2019	2019	2019	2019	2019
Total revenues	$1,200.4	$1,506.1	$1,316.8	$1,447.7	$5,471.0
Operating income (loss)	(33.7)	105.5	20.8	43.4	136.0
Net earnings (loss) attributable to AMC Entertainment Holdings, Inc. (1)(2)	(130.2)	49.4	(54.8)	(13.5)	(149.1)

Basic earnings (loss) per share:	$(1.25)	$0.48	$(0.53)	$(0.13)	$(1.44)
Diluted earnings (loss) per share:	$(1.25)	$0.17	$(0.53)	$(0.13)	$(1.44)

Weighted average shares outstanding: (in thousands)
Basic	103,783	103,845	103,850	103,850	103,832
Diluted	103,783	135,528	103,850	103,850	103,832
(1)	In the first, second, third, and fourth quarters of calendar 2019, the Company recorded $28.4 million, $(41.0) million, $(2.8) million, and $9.6 million, respectively, of other expense (income) related to derivative assets and liabilities. See Note 8—Corporate Borrowings and Finance Lease Obligations for a discussion of the derivative asset and derivative liability gains.

(2)	During the fourth quarter of 2019, the Company recorded non-cash impairment of long-lived assets of $84.3 million on 40 theatres in the U.S. markets with 512 screens and on 14 theatres in the International markets with 148 screens, and one U.S. property held and not used.

NOTE 17—SUBSEQUENT EVENTS

Equity Distribution Agreements. On January 25, 2021, the Company entered into an equity distribution agreement with Goldman Sachs & Co. LLC and B. Riley Securities, Inc., as sales agents, to sell up to 50 million shares of Class A common stock, par value $0.01 per share, through an “at-the-market” offering program. The Company raised gross proceeds related to this equity distribution agreement, including the remaining amounts from the prior equity distribution agreement as described in Note 9—Stockholders’ Equity, of approximately $596.9 million in January 2021 through its at-the-market offering of 187,066,293 of its Class A common stock and paid fees to the sales agents of approximately $14.9 million. The Company intends to use the net proceeds for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness or working capital, capital expenditures and other investments.

First Lien Toggle Notes due 2026. On January 15, 2021, the Company issued $100.0 million aggregate principal amount of its First Lien Toggle Notes due 2026 as contemplated by the previously disclosed commitment letter with Mudrick Capital Management, LP, dated as of December 10, 2020. The First Lien Toggle Notes due 2026 were issued pursuant to an indenture dated as of January 15, 2021 among the Company, the guarantors named therein and the U.S. Bank National Association, as trustee and collateral agent. The First Lien Toggle Notes due 2026 bear cash interest at a rate of 15% per annum payable semi-annually in arrears on January 15 and July 15, beginning on July 15, 2021. Interest for the first three interest periods after the issue date may, at the Company’s option, be paid in PIK interest at a rate of 17% per annum, and thereafter interest shall be payable solely in cash. The First Lien Toggle Notes due 2026 will mature on April 24, 2026. The indenture provides that the First Lien Toggle Notes due 2026 are general senior secured obligations of the Company and are secured on a pari passu basis with the Senior Credit Facilities, the First Lien Notes due 2026, the First Lien Notes due 2025, and the Convertible Notes due 2026.

Odeon Term Loan Facility. On February 15, 2021, Odeon Cinemas Group Limited (“Odeon”), a wholly-owned subsidiary of the Company entered into a new £140.0 million and €296.0 million term loan facility agreement (the “Odeon Term Loan Facility”), by and among Odeon, the subsidiaries of Odeon party thereto, the lenders and other loan parties thereto and Lucid Agency Services Limited as agent and Lucid Trustee Services Limited as security agent. Approximately £89.7 million and €12.8 million of the net proceeds from the Odeon Term Loan Facility were used to repay in full Odeon’s obligations (including principal, interest, fees and cash collateralized letters of credit) under its existing revolving credit facility and the remaining net proceeds will be used for general corporate purposes. The Odeon Term Loan Facility has a maturity of 2.5 years from the date on which it is first drawn. Borrowings under the Odeon Term Loan Facility bear interest at a rate equal to 10.75% per annum during the first year and 11.25% thereafter. Odeon will have the ability to elect to pay interest in cash or in PIK interest for each interest period. All obligations under the Odeon Term Loan Facility are guaranteed by certain subsidiaries of Odeon. The Company is subject to minimum liquidity requirements of £32.5 million (approximately $45 million) required under the Odeon Term Loan Facility.

Convertible Notes due 2026. On January 27, 2021, affiliates of Silver Lake and certain co-investors (collectively, the “Noteholders”) elected to convert (the “Conversion”) all $600.0 million principal amount of the Company’s Convertible Notes due 2026 into shares of the Company’s Class A common stock at a conversion price of $13.51 per share. The Conversion settled on January 29, 2021 and resulted in the issuance of 44,422,860 shares of the Company’s Class A common stock to the Noteholders. The Company will recognize $70 million of interest expense in the first quarter of 2021 for unamortized discount and deferred charges at the date of conversion following the guidance in ASC 815-15-40-1. The Conversion reduced the Company’s first-lien indebtedness by $600.0 million. Pursuant to the Stock Repurchase and Cancellation Agreement with Wanda dated as of September 14, 2018, 5,666,000 shares of the Company’s Class B common stock held by Wanda were forfeited and cancelled in connection with the Conversion.

Class B common stock. On February 1, 2021, Wanda exercised their right to convert all outstanding Class B common stock to Class A common stock resulting in ownership in Holdings’ outstanding common stock and voting power of the Company’s outstanding common stock of approximately 9.8% as of March 3, 2021.

Senior Secured Credit Facility. On March 8, 2021, the Company entered into the Ninth Amendment, pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant under its Credit Agreement from a period ending on March 31, 2021 to a period ending on March 31, 2022 (the “Extended Covenant Suspension Period”). During the Extended Covenant Suspension Period, the Company will not, and will not permit any of its restricted subsidiaries to, (i) make certain restricted payments, (ii) subject to certain exceptions, incur any indebtedness for borrowed money that is pari passu or senior in right of payment or security with the Revolving Loans (as defined in the Credit Agreement) or (iii) make any investment in or otherwise dispose of any assets to any subsidiary of the Company that is not a Loan Party (as defined in the Credit Agreement) to facilitate a new financing incurred by a subsidiary of the Company. In addition, as an ongoing condition to the suspension of the financial covenant, the Company also agreed to (i) a minimum liquidity test of $100 million, (ii) an anti-cash hoarding test at any time Revolving Loans are outstanding and (iii) additional reporting obligations. On March 8, 2021 the Company entered into the Tenth Amendment to Credit Agreement, pursuant to which the Company agreed not to consent to certain modifications to the Credit Agreement described in the Tenth Amendment without the consent of the majority of the revolving lenders party to the Tenth Amendment.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) of the Exchange Act. With management’s participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of December 31, 2020, based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020. The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report in Item 8 of Part II of this Annual Report on Form 10-K.

(c)	Changes in internal control over financial reporting.

The Company has not experienced any material impact to its internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the COVID-19 pandemic. Most of the Company’s employees worked remotely during the period in which we prepared these financial statements due to the impact of COVID-19. The Company enhanced its oversight and monitoring during the close and reporting process and assessed frequency of controls to align with decreased or no volume of transactions occurring during the suspension of theatre operations. Other than enhancing Company’s oversight and monitoring processes, the Company did not alter or compromise its disclosure controls and procedures. The Company is continually monitoring and assessing the need to modify or enhance its disclosure controls to ensure disclosure controls and procedures continue to be effective. There were no changes in its internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

For information with respect to the executive officers of the Company, see “Information about our Executive Officers” included as a separate item at the end of Part I, Item 1. of this Report.

All other information called for by this item is hereby incorporated herein by reference to the relevant information under the headings “Proposal 2 - Election of Directors”, “Delinquent Section 16(A) Reports”, and “Corporate Governance” portions of our definitive proxy statement on Schedule 14A in connection with our 2021 Annual Meeting of Stockholders, to be filed within 120 days after December 31, 2020 (the “Proxy Statement”).

Item 11.   Executive Compensation.

The information called for by this item is set forth under the headings “Executive Compensation”, “Compensation Committee Report on Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Policies and Practices as They Relate to Risk Management”, “Director Compensation” and “Compensation Discussion and Analysis” in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020 and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information” in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020 and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is set forth under the headings “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020 and is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

The information called for by this item is set forth under the headings “Principal Accountant Fees and Services” and “Audit Committee Pre-Approval Policy” in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020 and is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)The following financial statements are included in Part II, Item 8.

(a)(2)	Financial Statement Schedules—All schedules have been omitted because the necessary information is included in the Notes to the Consolidated Financial Statements.

(b)	Exhibits

The Company has attached or incorporated by reference herein certain exhibits as specified below.

Exhibit Number	Description
3.1

Third Amended and Restated Certificate of Incorporation of AMC Entertainment Holdings, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on December 23, 2013).

3.1(a)

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of AMC Entertainment Holdings, Inc., dated as of July 29, 2020 (incorporated by reference from Exhibit 3.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

3.1(b)

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of AMC Entertainment Holdings, Inc. dated as of January 25, 2021 (incorporated by reference from Exhibit 3.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on January 25, 2021).

3.2

Third Amended and Restated Bylaws of AMC Entertainment Holdings, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on November 22, 2013, as amended).

3.2(a)

Amendment to the Third Amended and Restated Bylaws of AMC Entertainment Holdings, Inc., effective as of July 29, 2020 (incorporated by reference from Exhibit 3.2 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

3.2(b)

Second Amendment to the Third Amended and Restated Bylaws of AMC Entertainment Holdings, Inc. (incorporated by reference from Exhibit 3.2 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on January 25, 2021).

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

Exhibit Number	Description

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

4.3

Second Supplemental Indenture, dated as of March 31, 2016, with respect to $600 million aggregate principal amount of 5.75% Senior Subordinated Notes due 2025, by and between AMC Entertainment Holdings, Inc., AMC Entertainment Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 1-33892) filed on March 31, 2016).

4.4

Indenture, dated as of November 8, 2016, respecting AMC Entertainment Holdings, Inc.’s 5.875% Senior Subordinated Notes due 2026 and 6.375% Senior Subordinated Notes due 2024, among AMC Entertainment Holdings, Inc., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on November 8, 2016).

4.4(a)

Registration Rights Agreement, dated November 8, 2016, respecting AMC Entertainment Holdings, Inc.’s 5.875% Senior Subordinated Notes due 2026 and 6.375% Senior Subordinated Notes due 2024, among AMC Entertainment Holdings, Inc. and Citigroup Global Markets Inc., as representative of the initial purchasers of the 5.875% Senior Subordinated Notes due 2026 and 6.375% Senior Subordinated Notes due 2024 (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on November 8, 2016).

4.5

Indenture, dated as of March 17, 2017, respecting AMC Entertainment Holdings, Inc.’s 6.125% Senior Subordinated Notes due 2027, among AMC Entertainment Holdings, Inc., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on March 17, 2017).

4.6

Registration Rights Agreement, dated March 17, 2017, respecting AMC Entertainment Holdings, Inc.’s 6.125% Senior Subordinated Notes due 2027 and 6.375% Senior Subordinated Notes due 2024, among AMC Entertainment Holdings, Inc. and Citigroup Global Markets Inc., as representative of the initial purchasers of the 6.125% Senior Subordinated Notes due 2027 and 6.375% Senior Subordinated Notes due 2024 (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on March 17, 2017).

4.7

Indenture by and among AMC Entertainment Holdings, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, dated as of September 14, 2018 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on September 20, 2018).

Exhibit Number	Description
4.8

Third Amendment to Credit Agreement, dated as of May 9, 2017, by and among AMC Entertainment Holdings, Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Citicorp North America, Inc., as administrative agent (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 1-33892) filed on May 11, 2017).

4.9

Fourth Amendment to Credit Agreement, dated as of June 13, 2017, by and among AMC Entertainment Holdings, Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Citicorp North America, Inc., as administrative agent (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 1-33892) filed on June 13, 2017).

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

4.12

Seventh Amendment to Credit Agreement, dated as of April 23, 2020, by and among AMC Entertainment Holdings, Inc., lenders from time to time party thereto and Citicorp North America, Inc., as administrative agent (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on April 24, 2020).

4.13

Eighth Amendment to the Credit Agreement, by and among AMC Entertainment Holdings, Inc., the lenders party thereto and Citigroup North America, Inc. as administrative agent, dated as of July 31, 2020 (incorporated by reference from Exhibit 10.3 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

4.14

Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference from Exhibit 4.12 to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed on February 28, 2020).

4.15

Indenture, dated as of April 24, 2020, among AMC Entertainment Holdings, Inc. the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent, including the form of 10.5% First Lien Notes due 2025 (incorporated by reference from Exhibit 4.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on April 24, 2020).

4.16

Indenture by and among AMC Entertainment Holdings, Inc., the guarantors party thereto and GLAS Trust Company LLC, as trustee and collateral agent, dated as of July 31, 2020 (incorporated by reference from Exhibit 4.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

4.17

Form of 10%/12% Cash/PIK Toggle Second Lien Subordinated Secured Notes due 2026 (incorporated by reference from Exhibit 4.2 (and is included in Exhibit 4.1) to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

Exhibit Number	Description

4.18

Indenture by and among AMC Entertainment Holdings, Inc., the guarantors party thereto and GLAS Trust Company LLC, as trustee and collateral agent, dated as of July 31, 2020 (incorporated by reference from Exhibit 4.3 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

4.19

Form of 10.500% Senior Secured Notes due 2026 (incorporated by reference from Exhibit 4.4 (and is included in Exhibit 4.3) to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

4.20

First Lien/Second Lien Intercreditor Agreement, by and among AMC Entertainment Holdings, Inc., the guarantors party thereto and the Collateral Agents, dated as of July 31, 2020 (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed to July 31, 2020).

4.21

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

4.22

Indenture by and among AMC Entertainment Holdings, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent, dated as of July 31, 2020 (incorporated by reference from Exhibit 4.5 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

4.23

Form of 10.500% Senior Secured Notes due 2026 (incorporated by reference from Exhibit 4.6 (and is included in Exhibit 4.5) to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

4.24

Second Supplemental Indenture with respect to $600 million principal amount of 2.95% Convertible Senior Notes due 2024, dated as of April 24, 2020, between AMC Entertainment Holdings, Inc. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.2 to the AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on June 9, 2020).

4.25

Indenture by and among AMC Entertainment Holdings, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent, dated as of January 15, 2021 (incorporated by reference from Exhibit 4.1 to the AMC’s Current Report on Form 8-K (File No. 1-33892) filed on January 19, 2021).

4.26

Form of 15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026 (incorporated by reference from Exhibit 4.2 (and is included in Exhibit 4.1) to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on January 19, 2021).

4.27

Fourth Supplemental Indenture by and among AMC Entertainment Holdings, Inc. and U.S. Bank National Association, as trustee, dated as of July 27, 2020 (incorporated by reference from Exhibit 4.9 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

Exhibit Number	Description
4.28

Second Supplemental Indenture by and among AMC Entertainment Holdings, Inc. and U.S. Bank National Association, as trustee, dated as of July 27, 2020 (incorporated by reference from Exhibit 4.10 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

4.29

Second Supplemental Indenture by and among AMC Entertainment Holdings, Inc. and U.S. Bank National Association, as trustee, dated as of July 27, 2020 (incorporated by reference from Exhibit 4.11 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

4.30

Registration Rights Agreement by and among AMC Entertainment Holdings, Inc. and the Backstop Parties, dated as of July 31, 2020 (incorporated by reference from Exhibit 4.12 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

4.31

Term Loan Facility Agreement, dated as of February 15, 2021, by and among Odeon Cinemas Group Limited, the subsidiaries of Odeon Cinemas Group Limited party thereto, the lenders and other loan parties thereto and Lucid Agency Services Limited, as agent and security agent (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on February 17, 2021).

*4.32	Certificate of Retirement of 51,769,784 Shares of Class B Common Stock of AMC Entertainment Holdings, Inc., dated as of February 24, 2021.

4.33

Ninth Amendment, dated as of March 8, 2021, by and among AMC Entertainment Holdings, Inc., the lenders from time to time party thereto and Wilmingoton Savings Fund Society, FSB, as administrative agent (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on March 9, 2020).

4.34

Tenth Amendment, dated as of March 8, 2021, by and among AMC Entertainment Holdings, Inc. and the lenders from time to time party thereto (incorporated by reference from Exhibit 10.2 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on March 9, 2020).

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

10.4

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

***10.5

Employment Agreement, dated as of November 6, 2002, by and among Kevin M. Connor, AMC Entertainment Inc. and American Multi-Cinema, Inc. (incorporated by reference from Exhibit 10.49 to AMC’s Annual Report on Form 10-K (File No. 1-8747) filed on June 18, 2007).

***10.6

Employment Agreement, dated as of November 24, 2009, by and between Stephen A. Colanero and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.48 to AMC’s Annual Report on Form 10-K (File No. 1-8747) filed on June 3, 2011).

***10.7

Employment Agreement, dated as of August 18, 2010, by and between Elizabeth Frank and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.65 to AMC’s Form 10-KT (File No. 1-8747) filed on March 13, 2013).

10.8

Registration Rights Agreement dated December 23, 2013 by and among AMC Entertainment Holdings, Inc. and Dalian Wanda Group Co., LTD. (incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed on March 10, 2015).

10.9

Form of Indemnification Agreement by and between AMC Entertainment Holdings, Inc. and its Directors and Executive Officers (incorporated by reference from Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on November 22, 2013, as amended).

***10.10

Employment Agreement, dated as of December 14, 2015, by and among AMC Entertainment Holdings, Inc. and Adam M. Aron (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on December 15, 2015).

10.11

Tax Payment Agreement dated October 15, 2013 among Wanda America Investment Holding Co. Ltd, AMC Entertainment Holdings, Inc. and American Multi-Cinema Inc. (incorporated by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed on March 4, 2014).

Exhibit Number	Description
***10.12	Form of Stock Award Agreement (incorporated by reference from Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on November 27, 2013, as amended).

***10.13	AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 7, 2014).

***10.13(a)

AMC Entertainment Holdings, Inc. Clarifying Amendment to 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.27(a) to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed on March 10, 2015).

***10.13(b)

Second Amendment to AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan, approved as of July 29, 2020 (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

***10.13(c)

Third Amendment to the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan, approved as of October 30, 2020 (incorporated by reference from Exhibit 10.10 to AMC’s Current Report on Form 10-Q (File No. 1-33892) filed on November 4, 2020).

***10.14

Restated American Multi-Cinema, Inc. Non-Qualified Deferred Compensation Plan dated September 29. 2016, by American Multi-Cinema, Inc. effective January 1, 2016. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 9, 2016).

***10.15

Form of Restricted and/or Performance Stock Unit Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan.(incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on May 8, 2017).

***10.16

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

***10.17

First Amendment dated October 13, 2017, to the Employment Agreement between AMC Entertainment Holdings, Inc. as successor in interest to AMC Entertainment, Inc. and Stephen Colanero and amends the Employment Agreement between Company and Executive which commenced November 24, 2009 (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 9, 2017).

***10.18

AMC Entertainment Holdings, Inc. Annual Incentive Compensation Program Continuing Structure, as modified by the Compensation Committee March 11, 2018 (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-33892) filed on May 7, 2018).

***10.19

Amendment No. 1 to the American Multi-Cinema, Inc. Non-Qualified Deferred Compensation Plan effective May 1, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on August 7, 2018).

Exhibit Number	Description
10.20

Investment Agreement by and between AMC Entertainment Holdings, Inc. and Silver Lake Alpine, L.P., dated as of September 14, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on September 20, 2018).

10.21

Stock Repurchase and Cancellation Agreement by and between AMC Entertainment Holdings, Inc. and Wanda America Entertainment, Inc., dated as of September 14, 2018 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on September 20, 2018).

10.22

Right of First Refusal Agreement by and among AMC Entertainment Holdings, Inc., Silver Lake Alpine, L.P. and Wanda America Entertainment, Inc., dated as of September 14, 2018 (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on September 20, 2018).

***10.23

AMC Entertainment Holdings, Inc. Non-Employee Director Compensation Program – Amended and Restated November 1, 2018, Effective January 1, 2019 (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 8, 2018).

***10.24

AMC Entertainment Holdings, Inc. Annual Incentive Compensation Program Continuing Structure, as amended and restated by the Compensation Committee February 19, 2020 (incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed on February 28, 2020).

10.25	Transaction Support and Standstill Agreement, dated July 10, 2020 (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 10, 2020).

10.26	Backstop Commitment Agreement, dated July 10, 2020 (incorporated by reference from Exhibit 10.2 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 10, 2020).

10.27	Commitment, Transaction Support and Fee Letter, dated July 10, 2020 (incorporated by reference from Exhibit 10.3 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 10, 2020).

10.28

Amended and Restated Investment Agreement by and among AMC Entertainment Holdings, Inc., SLA CM Avatar Holdings, L.P., and Sargas Investment Pte. Ltd, dated as of July 31, 2020 (incorporated by reference from Exhibit 10.8 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on August 6, 2020).

***10.29

Employment Agreement between AMC Entertainment Holdings, Inc. and Sean D. Goodman executed on October 6, 2020 (incorporated by reference from Exhibit 10.9 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 4, 2020).

***10.30

Form of Special Performance Stock Unit Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on March 3, 2020).

Exhibit Number	Description
***10.31

Form of First Modification to the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan Special Performance Stock Unit Award Notice & Agreement Dated February 26, 2020, First Modification Effective October 30, 2020 (incorporated by reference from Exhibit 10.11 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 4, 2020).

***10.32

Form of Restricted and/or Performance Stock Unit Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on June 9, 2020).

***10.33

Form of Director Stock Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on June 9, 2020).

*10.34	AMC Entertainment Holdings, Inc. Annual Incentive Compensation Program Continuing Structure, as amended and restated by the Compensation Committee February 23, 2021.

*21	Subsidiaries of AMC Entertainment Holdings, Inc.

*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*32.1	Section 906 Certifications of Adam M. Aron (Chief Executive Officer) and Sean D. Goodman (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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
Date: March 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ LIN (LINCOLN) ZHANG
Lin (Lincoln) Zhang	Chairman of the Board
March 12, 2021
/s/ ADAM M. ARON	Chief Executive Officer, Director and President
Adam M. Aron	(principal executive officer)
March 12, 2021
/s/ ANTHONY J. SAICH
Anthony J. Saich	Director
March 12, 2021
/s/ LEE E. WITTLINGER
Lee E. Wittlinger	Director
March 12, 2021
/s/ KATHLEEN M. PAWLUS
Kathleen M. Pawlus	Director
March 12, 2021
/s/ HOWARD KOCH, JR.
Howard Koch, Jr.	Director
March 12, 2021
/s/ PHILIP LADER
Philip Lader	Director
March 12, 2021
/s/ ADAM J. SUSSMAN
Adam J. Sussman	Director
March 12, 2021
/s/ MAOJUN (JOHN) ZENG
Maojun (John) Zeng	Director
March 12, 2021
/s/ GARY F. LOCKE
Gary F. Locke	Director
March 12, 2021
/s/ SEAN D. GOODMAN	Executive Vice President and Chief Financial
Sean D. Goodman	Officer (principal financial officer)
March 12, 2021
/s/ CHRIS A. COX	Senior Vice President and Chief Accounting
Chris A. Cox	Officer (principal accounting officer)
March 12, 2021