Form 10-Q
period 2021-03-31
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2021-05-06
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock	AMC	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of shares outstanding as of May 2, 2021
Class A common stock	450,280,240

AMC ENTERTAINMENT HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
(In millions, except share and per share amounts)	March 31, 2021	March 31, 2020

	(unaudited)
Revenues
Admissions	$69.5	$568.0
Food and beverage	50.1	288.1
Other theatre	28.7	85.4
Total revenues	148.3	941.5
Operating costs and expenses
Film exhibition costs	22.0	271.7
Food and beverage costs	9.7	53.4
Operating expense, excluding depreciation and amortization below	179.7	356.9
Rent	192.1	237.8
General and administrative:
Merger, acquisition and other costs	6.7	0.2
Other, excluding depreciation and amortization below	51.8	33.2
Depreciation and amortization	114.1	122.5
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill	—	1,851.9
Operating costs and expenses	576.1	2,927.6
Operating loss	(427.8)	(1,986.1)
Other expense (income):
Other expense (income)	(17.4)	26.9
Interest expense:
Corporate borrowings	151.5	71.3
Finance lease obligations	1.4	1.6
Non-cash NCM exhibitor services agreement	9.9	9.9
Equity in loss of non-consolidated entities	2.8	2.9
Investment expense (income)	(2.0)	9.4
Total other expense, net	146.2	122.0
Net loss before income taxes	(574.0)	(2,108.1)
Income tax provision (benefit)	(6.8)	68.2
Net loss	(567.2)	(2,176.3)
Less: Net loss attributable to noncontrolling interests	(0.3)	—
Net loss attributable to AMC Entertainment Holdings, Inc.	$(566.9)	$(2,176.3)
Net loss per share attributable to AMC Entertainment Holdings, Inc.'s common stockholders:
Basic	$(1.42)	$(20.88)
Diluted	$(1.42)	$(20.88)
Average shares outstanding:
Basic (in thousands)	400,111	104,245
Diluted (in thousands)	400,111	104,245

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)	March 31, 2021	March 31, 2020

	(unaudited)
Net loss	$(567.2)	$(2,176.3)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments, net of tax	(54.7)	(93.6)
Pension adjustments:
Net gain arising during the period	3.5	0.1
Other comprehensive loss	(51.2)	(93.5)
Total comprehensive loss	(618.4)	(2,269.8)
Comprehensive loss attributable to noncontrolling interests	(0.5)	—
Comprehensive loss attributable to AMC Entertainment Holdings, Inc.	$(617.9)	$(2,269.8)

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$813.1	$308.3
Restricted cash	29.0	13.1
Receivables, net	86.0	91.0
Other current assets	87.9	74.6
Total current assets	1,016.0	487.0
Property, net	2,200.3	2,322.5
Operating lease right-of-use assets, net	4,348.7	4,451.5
Intangible assets, net	158.3	163.2
Goodwill	2,491.0	2,547.3
Deferred tax asset, net	1.3	0.3
Other long-term assets	273.1	304.6
Total assets	$10,488.7	$10,276.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$264.9	$298.8
Accrued expenses and other liabilities	291.7	257.8
Deferred revenues and income	404.3	405.4
Current maturities of corporate borrowings	20.0	20.0
Current maturities of finance lease liabilities	12.5	12.9
Current maturities of operating lease liabilities	591.1	583.6
Total current liabilities	1,584.5	1,578.5
Corporate borrowings	5,439.4	5,695.8
Finance lease liabilities	77.8	83.1
Operating lease liabilities	4,908.9	4,957.8
Exhibitor services agreement	524.0	537.6
Deferred tax liability, net	34.0	40.5
Other long-term liabilities	207.1	241.3
Total liabilities	12,775.7	13,134.6
Commitments and contingencies
Stockholders’ deficit:
AMC Entertainment Holdings, Inc.'s stockholders' deficit:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 454,012,865 shares issued and 450,280,240 outstanding as of March 31, 2021; 176,295,874 shares issued and 172,563,249 outstanding as of December 31, 2020)	4.5	1.8
Class B common stock ($.01 par value, 0 shares authorized, issued and outstanding as of March 31, 2021 and 51,769,784 shares authorized, issued and outstanding as of December 31, 2020)	—	0.5
Additional paid-in capital	3,657.1	2,465.6
Treasury stock (3,732,625 shares as of March 31, 2021 and December 31, 2020, at cost)	(56.4)	(56.4)
Accumulated other comprehensive income (loss)	(12.3)	38.7
Accumulated deficit	(5,902.3)	(5,335.3)
Total AMC Entertainment Holdings, Inc.'s stockholders’ deficit	(2,309.4)	(2,885.1)
Noncontrolling interests	22.4	26.9
Total deficit	(2,287.0)	(2,858.2)
Total liabilities and stockholders’ deficit	$10,488.7	$10,276.4

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In millions)	March 31, 2021	March 31, 2020

Cash flows from operating activities:	(unaudited)
Net loss	$(567.2)	$(2,176.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	114.1	122.5
Deferred income taxes	(6.2)	71.2
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill	—	1,851.9
Amortization of net premium on corporate borrowings to interest expense	42.3	3.1
Amortization of deferred financing costs to interest expense	12.1	4.1
PIK interest expense	52.7	—
Non-cash portion of stock-based compensation	5.4	2.7
Gain on dispositions	—	(1.0)
Loss on derivative asset and derivative liability	—	19.6
Equity in loss from non-consolidated entities, net of distributions	2.8	11.2
Landlord contributions	3.7	16.1
Other non-cash rent expense (benefit)	(7.5)	2.3
Deferred rent	(21.8)	(18.3)
Net periodic benefit cost	(0.2)	0.3
Change in assets and liabilities:
Receivables	(2.7)	129.4
Other assets	(13.0)	29.2
Accounts payable	(11.9)	(169.8)
Accrued expenses and other liabilities	96.4	(105.7)
Other, net	(11.9)	23.5
Net cash used in operating activities	(312.9)	(184.0)
Cash flows from investing activities:
Capital expenditures	(11.9)	(91.7)
Proceeds from disposition of long-term assets	5.2	3.4
Investments in non-consolidated entities, net	(9.3)	—
Other, net	—	0.9
Net cash used in investing activities	(16.0)	(87.4)
Cash flows from financing activities:
Proceeds from issuance of Odeon Term Loan due 2023	534.3	—
Proceeds from First Lien Toggle Notes due 2026	100.0	—
Borrowings (repayments) under revolving credit facilities	(335.0)	325.1
Scheduled principal payments under Term Loan due 2026	(5.0)	(5.0)
Proceeds from Class A common stock issuance	581.6	—
Payments related to sale of noncontrolling interest	(0.3)	—
Principal payments under finance lease obligations	(1.9)	(2.3)
Cash used to pay for deferred financing costs	(19.0)	(0.1)
Cash used to pay dividends	—	(4.3)
Taxes paid for restricted unit withholdings	—	(1.0)
Net cash provided by financing activities	854.7	312.4
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5.1)	(6.7)
Net increase in cash and cash equivalents and restricted cash	520.7	34.3
Cash and cash equivalents and restricted cash at beginning of period	321.4	275.5
Cash and cash equivalents and restricted cash at end of period	$842.1	$309.8
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest (including amounts capitalized of $0.2 million and $0.3 million)	$26.2	$34.6
Income taxes (received) paid, net	$(9.0)	$1.7
Schedule of non-cash activities:
Investment in NCM	$5.8	$4.5
Construction payables at period end	$10.0	$58.4

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

Temporarily suspended or limited operations. As of or before March 17, 2020, the Company temporarily suspended all theatre operations in its U.S. markets and International markets in compliance with local, state, and federal governmental restrictions and recommendations on social gatherings to prevent the spread of COVID-19 and as a precaution to help ensure the health and safety of the Company’s guests and theatre staff. The Company resumed limited operations in the International markets in early June 2020 and limited operations in the U.S. markets in late August 2020. A COVID-19 resurgence during the fourth quarter of 2020 resulted in additional local, state, and federal governmental restrictions and many previously reopened theatres in International markets temporarily suspended operations again. As a result of these temporarily suspended or limited operations, the Company’s revenues and expenses for the three months ended March 31, 2021 are significantly lower than the revenues and expenses for the three months ended March 31, 2020.

As of January 1, 2021, the Company was operating at 394 domestic theatres with limited seating capacities, representing approximately 67% of its domestic theatres. During the three months ended March 31, 2021, in response to eased restrictions by state and local governments, the Company resumed operations in key markets such as New York and Los Angeles. As of March 31, 2021, the Company was operating at 585 domestic theatres with limited seating capacities, representing approximately 99% of its domestic theatres. As of January 1, 2021, the Company was operating at 109 International leased and partnership theatres, with limited seating capacities, representing approximately 30% of its International theatres. As of March 31, 2021, the Company was operating at 97 International theatres with limited seating capacities, representing approximately 27% of its International theatres. The Company’s average screens operated during the three months ended March 31, 2021 declined by 24.2% from the prior year.

Liquidity. In response to the COVID-19 pandemic, the Company adjusted certain elements of its business strategy and took and continues to take significant steps to preserve cash by eliminating non-essential costs, including reductions to its variable costs and elements of its fixed cost structure, including, but not limited to:

●	Suspended non-essential operating expenditures, including some marketing and promotional and travel and entertainment expenses, and where possible, utilities and reduced essential operating expenditures to minimum levels necessary while theatres are closed.
●	Terminated or deferred all non-essential capital expenditures to minimum levels necessary while theatres are operating for limited hours or closed.
●	Implemented measures to reduce corporate-level employment costs while closed, including full or partial furloughs of all corporate-level Company employees for a period of time, including senior executives, with individual work load and salary reductions ranging from 20% to 100%; cancellation of pending annual merit pay increases; and elimination or reduction of non-healthcare benefits. With the resumption of operations, the Company eliminated the full and partial furloughs and employment costs increased. The increase in employment costs during the three months ended March 31, 2021 was primarily due to increases in bonus expense, stock-based compensation expense as a result of the modification and acceleration of vesting of awards during the current and prior year and increases in non-qualified deferred compensation expense due to increases in the fair values of related investments.
●	All domestic theatre-level crew members were fully furloughed and theatre-level managements’ hours were reduced to the minimum levels necessary to begin resumption of operations when permitted. Similar efforts to reduce theatre-level and corporate employment costs were undertaken internationally consistent with applicable laws across the jurisdictions in which the Company operates. As the Company resumed limited operations, employment costs increased.
●	Working with the Company’s landlords, vendors, and other business partners to manage, defer, and/or abate the related rent expenses and operating expenses.
●	Introduced an active cash management process, which, among other things, requires senior management approval of all outgoing payments.
●	Since April 24, 2020, the Company has been prohibited from making dividend payments in accordance with the covenant suspension conditions in its Credit Agreement (as defined below). The Company had also previously elected to decrease the dividend paid in the first quarter of 2020 by $0.17 per share. The cash savings as a result of the prior decrease and current prohibition on making dividend payments was $4.3 million during the three months ended March 31, 2021 in comparison to the three months ended March 31, 2020.
●	The Company is prohibited from making purchases under its authorized stock repurchase program in accordance with the covenant suspension conditions in its Senior Secured Credit Facility Agreement.

The Company intends to seek any available potential benefits, including loans, investments or guarantees, under future government programs for which the Company qualifies domestically and internationally. The Company has taken advantage of many forms of governmental assistance in the U.S. and internationally including but not limited to revenue and fixed cost reimbursements, payroll subsidies, rent support programs, direct grants, and property tax holidays. The Company cannot predict the manner in which such benefits will be allocated or administered, and the Company cannot assure it will be able to access such benefits in a timely manner or at all.

In addition to preserving cash, the Company enhanced liquidity through debt issuances, debt exchanges and equity sales as follows. See Note 6—Corporate Borrowings and Finance Lease Obligations and Note 7—Stockholders’ Equity for further information.

●	The April 2020 issuance of $500 million of 10.5% first lien notes due 2025 (the “First Lien Notes due 2025”).
●	The July 2020 completion of a debt exchange offer in which the Company issued approximately $1.46 billion aggregate principal amount of 10%/12% Cash/PIK toggle second lien subordinated notes due 2026 (the “Second Lien Notes due 2026”) in exchange for approximately $2.02 billion principal amount of the Company’s senior subordinated notes, reducing the principal amounts of the Company’s debt by approximately $555 million and extending maturities on approximately $1.7 billion of debt to 2026, most of which was maturing in 2024 and 2025 previously. Interest on the Second Lien Notes due 2026 for the first three six-month interest periods after the issue date is expected to be paid all or in part on an in-kind basis pursuant to the terms of the Second Lien Notes due 2026.
●	The July 2020 issuance of the 10.5% first lien secured notes due 2026 (the “First Lien Notes due 2026”) in which the Company received proceeds of $270.0 million, net of discounts and deferred charges.
●	The launch of several “at-the-market” equity offerings to raise capital through the sale of the Company’s Class A common stock. During the year ended December 31, 2020, the Company sold 91.0 million shares, generating $272.8 million in gross proceeds and paid fees to sales agents of $6.8 million. In January 2021, the Company sold 187.1 million shares, generating $596.9 million in gross proceeds and paid fees to sales agents of $14.9 million and other fees of $0.4 million. See Note 13—Subsequent Event for information regarding the additional at-the-market offerings of 43 million shares related to the Company’s remaining authorized shares of Class A common stock.
●	The December 2020 issuance of 21,978,022 shares of Class A common stock to Mudrick Capital Management, LP (“Mudrick”) in exchange for $104.5 million aggregate principal amount of the Second Lien Notes due 2026 and a commitment from Mudrick to purchase $100 million aggregate principal amount of 15%/17% Cash/PIK toggle first lien secured notes due 2026 (“First Lien Toggle Notes due 2026”) which the Company issued to Mudrick in January 2021 for cash.
●	The January 2021 conversion by holders of all $600 million of the Company’s 2.95% Convertible Senior Secured Notes due 2026 into shares of the Company’s Class A common stock at a conversion price of $13.51 which resulted in the issuance of 44,422,860 shares of its Class A Common Stock and reduced annual cash interest expense by $17.7 million.
●	The February 2021 entry into a new £140.0 million and €296.0 million term loan facility agreement (the “Odeon Term Loan Facility”) by Odeon Cinemas Group Limited (“Odeon”). Approximately £89.7 million and €12.8 million of the net proceeds from the Odeon Term Loan Facility were used to repay in full Odeon’s obligations (including principal, interest, fees and cash collateralized letters of credit) under its existing revolving credit facility and the remaining net proceeds will be used for general corporate purposes.

If attendance levels increase consistent with the Company’s assumptions described below, it currently estimates that its existing cash and cash equivalents will be sufficient to comply with minimum liquidity requirements under its debt covenants, fund operations, and satisfy obligations including cash outflows for increased rent and planned capital expenditures currently and through early May of 2022. This requires that the Company achieve significant increases in attendance levels beginning in the third quarter of 2021 and ultimately reaching 85% of pre COVID-19 attendance levels by the fourth quarter of 2021 and through the first and second quarters of 2022, as the vaccine rollout continues and more Hollywood product is released in its theatres. The Company entered into the Ninth Amendment (as defined below) to the Credit Agreement (as defined below) pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant applicable to the Senior Secured Revolving Credit Facility (as defined below) from March 31, 2021 to March 31, 2022, as described, and on the terms and conditions specified, therein. As a result, the Company will be subject to the financial covenant beginning with the quarter ending June 30, 2022. The Company is subject to minimum liquidity requirements of approximately $145 million of which $100 million is required under the conditions for the Extended Covenant Suspension Period under the Senior Secured Revolving Credit Facility during the Extended Covenant Suspension Period, as amended, and £32.5 million (approximately $45 million) required under the Odeon Term Loan Facility. The Company’s liquidity needs thereafter will depend, among other things, on the timing of a full resumption of operations, the timing of movie releases and its ability to generate cash from operations.

The Company continues to explore potential sources of additional liquidity, including:

●	Additional equity financing. On April 27, 2021, the Company’s Board of Directors (the “Board”) determined not to seek stockholder approval of the proposal to approve an amendment to the Company’s Third Amended and Restated Certificate of Incorporation to increase the total number of shares of Class A common stock (par value $0.01 per share) the Company shall have the authority to issue by 500,000,000 shares to a total of 1,024,173,073 shares of Class A common stock (“Proposal 1”), and has withdrawn Proposal 1 from the agenda for the 2021 annual meeting of stockholders (the “Annual Meeting”). The Board reserves the right to propose an amendment of the Certificate of Incorporation to increase the authorized shares or for other items at any point in the future.

The Company plans to pursue equity issuances for its remaining authorized shares. See Note 13—Subsequent Event for information regarding the additional at-the-market offerings of 43 million shares related to the Company’s remaining authorized shares of Class A common stock. The amount of liquidity the Company might generate will primarily depend on the market price of its Class A common stock, trading volumes, which impact the number of shares the Company is able to sell, and the available periods during which sales may be made. Because the Company’s market price and trading volumes are volatile, there is no guarantee as to the amounts of liquidity it might generate or that its prior experience accurately predicts the results the Company will achieve.

●	Landlord negotiations. Commencing in 2021, the Company’s cash expenditures for rent are scheduled to increase significantly as a result of rent obligations that had been deferred to 2021 and future years that were approximately $473.0 million as of March 31, 2021. In light of the Company’s liquidity challenges, and in order to establish its long-term viability, the Company believes it must continue to reach accommodations with its landlords to abate or defer a substantial portion of the Company’s rent obligations, in addition to generating sufficient amounts of liquidity through equity issuances and the other potential financing arrangements discussed below. Accordingly, the Company entered into additional landlord negotiations to seek material reductions, abatements and deferrals in its rent obligations. In connection with these negotiations, the Company has finalized agreements or agreements in principle with the landlords for a majority of leases where the Company has entered into negotiations. To the extent the Company achieves substantial deferrals but not abatements, its cash requirements will increase substantially in the future.
●	Other creditor discussions. While the liquidity the Company has raised has substantially extended its liquidity runway, the new debt the Company has issued or that has been committed, together with the higher interest rate payments that will be required in the future but have largely been deferred, will substantially increase its leverage and future cash requirements. These future cash requirements, like the Company’s deferred rent obligations, will present a challenge to its long-term viability if its operating income does not return to pre-COVID levels. Even then, the Company believes it will need to engage in discussions with its creditors to substantially reduce its leverage. The Company expects to continue to explore alternatives that include new-

money financing and may involve converting debt to equity, which would help manage its leverage but could be dilutive to holders of its common stock. These discussions may not result in any agreement on commercially acceptable terms.
●	Covenant suspension. The Company entered into the Ninth Amendment, pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant applicable to the Senior Secured Revolving Credit Facility from March 31, 2021 to March 31, 2022, as described, and on the terms and conditions specified, therein. See Note 6—Corporate Borrowings and Finance Lease Obligations for further information.
●	Joint-venture or other arrangements with existing business partners and minority investments in capital stock. The Company continues to explore other potential arrangements, including equity investments, to generate additional liquidity.

It is very difficult to estimate the Company’s liquidity requirements, future cash burn rates and future attendance levels. Depending on the Company’s assumptions regarding the timing and ability to achieve more normalized levels of operating revenue, the estimates of amounts of required liquidity vary significantly. Similarly, it is very difficult to predict when theatre attendance levels will normalize, which the Company expects will depend on the widespread availability and use of effective vaccines for the coronavirus. However, the Company’s current cash burn rates are not sustainable. Further, the Company cannot accurately predict what future changes may occur to the supply or release date of movie titles available for theatrical exhibition once moviegoers are prepared to return in large numbers. Nor can the Company know with certainty the impact on consumer movie-going behavior of Warner Bros.’s decision to release its entire 2021 slate of movies on HBO Max at the same time as the movies debut in theatres, or the potential attendance impact of other studio decisions to accelerate in home availability of their theatrical movies. Studio negotiations regarding evolving theatrical release models and film licensing terms are ongoing. There can be no assurance that the attendance levels and other assumptions used to estimate the Company’s liquidity requirements and future cash burn rates will be correct, and its ability to be predictive is uncertain due to the unknown magnitude and duration of the COVID-19 pandemic. Further, there can be no assurances that the Company will be successful in generating the additional liquidity necessary to meet its obligations beyond twelve months from the issuance of these financial statements on terms acceptable to the Company or at all. If the Company is unable to maintain or renegotiate its minimum liquidity covenant requirements, it could have a significant adverse effect on the Company’s business, financial condition and operating results.

The Company also realized significant cancellation of debt income (“CODI”) in connection with its debt restructuring. As a result of such CODI, the Company estimates a significant portion of its net operating losses will be eliminated as a result of tax attribute reductions. Any loss of tax attributes as a result of such CODI may adversely affect the Company’s cash flows and therefore its ability to service its indebtedness.

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

Principles of Consolidation. The accompanying unaudited condensed consolidated financial statements include the accounts of AMC, as discussed above, and should be read in conjunction with the Company’s Annual Report on Form 10–K for the year ended December 31, 2020. The accompanying condensed consolidated balance sheet as of December 31, 2020, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10–Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company’s financial position and results of operations. All significant intercompany balances and transactions have been eliminated in consolidation. Majority-owned subsidiaries that the Company has control of are consolidated in the Company’s consolidated subsidiaries; consequently, a portion of its stockholders’ equity, net earnings (loss) and total comprehensive income (loss) for the periods presented are attributable to noncontrolling interests. Due to the seasonal nature of the Company’s business and the suspension of operations at all the Company’s theatres due to the COVID-19 pandemic, results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. The Company manages its business under two reportable segments for its theatrical exhibition operations, U.S. markets and International markets.

Baltics’ theatre sale agreement. On August 28, 2020, the Company entered into an agreement to sell its equity interest in Forum Cinemas OU, which consists of nine theatres located in the Baltics’ region (Latvia, Lithuania and Estonia) and was included in the Company’s International markets reportable segment, for total consideration of approximately €77.25 million, including cash of approximately €64.35 million or $76.6 million prior to any transaction costs. This transaction was undertaken by the Company to further increase its liquidity and strengthen its balance sheet at a transaction multiple that demonstrates that market participants ascribe positive value to the business. The completion of the sale will take place in several steps and is contingent upon clearance from each regulatory competition council in each country. The Company received $37.5 million (€31.53 million) cash consideration upon entering into the sale agreement on August 28, 2020, transferred an equity interest of 49% in Forum Cinemas OU to the purchaser and recorded an initial noncontrolling interest of $34.9 million in total equity (deficit). During the three months ended March 31, 2021 and the three months ended December 31, 2020, the Company received cash consideration for the remaining interest in Estonia and Latvia of $4.1 million (€3.4 million) and $6.4 million (€5.4 million), respectively. Transaction costs of $1.4 million and net gain of $1.2 million related to the sale of 49% equity interest of Lithuania and Estonia and the 100% disposal of Latvia were recorded in additional paid-in capital during the six months ended December 31, 2020. Additional transaction costs of $0.1 million and net gain of $0.3 million related to the sale of 51% equity interest of Estonia were recorded in additional paid-in capital during the three months ended March 31, 2021. The transaction costs and net gain recorded in additional paid-in capital will be recognized in earnings when the remaining 51% interest in Lithuania is disposed. At March 31, 2021, the carrying amounts of the major classes of assets and liabilities included as part of the disposal group that were previously included in the International markets reportable segment were; goodwill of $36.3 million, property, net, of $9.1 million, operating lease right-of-use assets, net of $12.4 million, and current and long-term operating lease liabilities of $1.2 million and $11.4 million, respectively. The remaining cash consideration of approximately $31.9 million (€26.3 million) was paid upon completion of the sale of the remaining 51% equity interest in Lithuania on May 6, 2021. At March 31, 2021, the Company’s noncontrolling interest of 49% in Lithuania was $22.4 million in net assets.

Accumulated other comprehensive income (loss). The following table presents the change in accumulated other comprehensive income (loss) by component:

	Foreign
(In millions)	Currency	Pension Benefits	Total
Balance December 31, 2020	$60.1	$(21.4)	$38.7
Other comprehensive (income) loss	(54.5)	3.5	(51.0)
Balance March 31, 2021	$5.6	$(17.9)	$(12.3)

Accumulated depreciation and amortization. Accumulated depreciation was $2,330.0 million and $2,243.1 million at March 31, 2021 and December 31, 2020, respectively, related to property. Accumulated amortization of intangible assets was $42.4 million and $42.0 million at March 31, 2021 and December 31, 2020, respectively.

Other expense (income). The following table sets forth the components of other expense (income):

	Three Months Ended
(In millions)	March 31, 2021	March 31, 2020
Derivative liability fair value adjustment for embedded conversion feature in the Convertible Notes	$—	$(0.5)
Derivative asset fair value adjustment for contingent call option related to the Class B common stock purchase and cancellation agreement	—	20.1
Credit losses (income) related to contingent lease guarantees	(2.0)	5.3
Governmental assistance due to COVID-19	(12.4)	—
Foreign currency transaction (gains) losses	(3.8)	2.0
Non-operating components of net periodic benefit cost	(0.2)	—
Financing fees related to modification of debt agreements	1.0	—
Total other expense (income)	$(17.4)	$26.9

Impairments. The following table summarizes the Company’s assets that were impaired:

	Three Months Ended
(In millions)	March 31, 2021	March 31, 2020
Impairment of long-lived assets	$—	$91.3
Impairment of definite-lived intangible assets	—	8.0
Impairment of indefinite-lived intangible assets	—	8.3
Impairment of goodwill	—	1,744.3
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill	—	1,851.9
Impairment of other assets recorded in investment expense (income)	—	7.2
Total impairment loss	$—	$1,859.1

During the three months ended March 31, 2020, the enterprise fair values of the Domestic Theatres and International Theatres reporting units were less than their carrying values and goodwill impairment charges of $1,124.9 million and $619.4 million were recorded for the Company’s Domestic Theatres and International Theatres reporting units, respectively. The Step 1 quantitative goodwill impairment test was performed due to a decline in the common stock price and prices of the Company’s corporate borrowings and the resulting impact on market capitalization were two of several factors considered when making this evaluation, including the sustained declines during 2020 in the Company’s enterprise market capitalization and the temporary suspension of operations at all of the Company’s theatres on or before March 17, 2020 due to the COVID-19 pandemic. See Note 4—Goodwill for further information.

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

During the three months ended March 31, 2020, the Company performed a quantitative impairment evaluation of its indefinite-lived intangible assets related to the AMC, Odeon and Nordic trade names and recorded impairment charges of $5.9 million related to Odeon trade names and $2.4 million related to Nordic trade names during the three months ended March 31, 2020. To estimate fair value of the Company’s indefinite-lived trade names, the Company employed a derivation of the Income Approach known as the Royalty Savings. No impairment charges for indefinite-lived intangible assets were recorded during the three months ended March 31, 2021. The Company first assessed the qualitative factors to determine whether the existence of events and circumstances indicated that it was more likely than not the fair value amounts of any indefinite-lived intangible assets were less than their carrying amounts and concluded it was not more likely than not that the fair value amounts were less than their carrying amounts at March 31, 2021.

Accounting Pronouncements Recently Adopted

Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to improve consistency and simplify several areas of existing guidance. ASU 2019-12 removes certain exceptions to the general principles related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also clarifies the accounting for transactions that result in a step-up in the tax basis for goodwill. ASU 2019-12 was effective for the Company in the first quarter of 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

NOTE 2—LEASES

The Company leases theatres and equipment under operating and finance leases. The Company typically does not believe that exercise of the renewal options is reasonably certain at the lease commencement and, therefore, considers the initial base term as the lease term. Lease terms vary but generally the leases provide for fixed and escalating rentals, contingent escalating rentals based on the Consumer Price Index and other indexes not to exceed certain specified amounts and variable rentals based on a percentage of revenues. The Company often receives contributions from landlords for renovations at existing locations. The Company records the amounts received from landlords as an adjustment to the right-of-use asset and amortizes the balance as a reduction to rent expense over the base term of the lease agreement. Equipment leases primarily consist of food and beverage equipment.

The Company received, or is in process of negotiating, rent concessions provided by the lessors that aided, or will aid, in mitigating the economic effects of COVID-19. These concessions primarily consist of rent abatements and the deferral of rent payments. In instances where there were no substantive changes to the lease terms, i.e., modifications that resulted in total payments of the modified lease being substantially the same or less than the total payments of the existing lease, the Company elected the relief as provided by the FASB staff related to the accounting for certain lease concessions. The Company elected not to account for these concessions as a lease modification, and therefore the Company has remeasured the related lease liability and right-of-use asset but did not reassess the lease classification or change the discount rate to the current rate in effect upon the remeasurement. The deferred payment amounts have been recorded in the Company’s lease liabilities to reflect the change in the timing of payments. The deferred payment amounts included in current maturities of operating lease liabilities and long-term operating lease liabilities are reflected in the condensed consolidated statements of cash flows as part of the change in accrued expenses and other liabilities. Those leases that did not meet the criteria for treatment under the FASB relief were evaluated as lease modifications. The deferred payment amounts included in accounts payable for contractual rent amounts due and not paid are reflected in accounts payable on the condensed consolidated balance sheets and in the condensed consolidated statements of cash flows as part of the change in accounts payable. In addition, the Company included deferred lease payments in operating lease right-of-use assets as a result of lease remeasurements.

A summary of deferred payment amounts related to rent obligations for which payments have been deferred to 2021 and future years are provided below:

	As of		As of
	December 31,	Increase (decrease)	March 31,
(In millions)	2020	in deferred amounts	2021
Fixed operating lease deferred amounts (1) (2)	$383.9	$53.5	$437.4
Finance lease deferred amounts	12.8	(4.6)	8.2
Variable lease deferred amounts (2)	53.3	(25.9)	27.4
Total deferred lease amounts	$450.0	$23.0	$473.0
(1)	During the three months ended March 31, 2021, the increase in fixed operating lease deferred amounts is net of $19.1 million of decreases in the deferred balances as of December 31, 2020 related to payments and abatements.
(2)	During the three months ended March 31, 2021, decreases in variable lease deferred amounts were primarily due to resolution of contingencies, therefore, variable amounts became fixed and were reclassified to fixed operating lease deferred amounts.

The following table reflects the lease costs for the three months ended March 31, 2021 and March 31, 2020:

		Three Months Ended
	Consolidated Statement	March 31,	March 31,
(In millions)	of Operations	2021	2020
Operating lease cost
Theatre properties	Rent	$175.5	$216.9
Theatre properties	Operating expense	0.8	2.2
Equipment	Operating expense	2.3	3.9
Office and other	General and administrative: other	1.4	1.3
Finance lease cost
Amortization of finance lease assets	Depreciation and amortization	1.3	1.9
Interest expense on lease liabilities	Finance lease obligations	1.4	1.6
Variable lease cost
Theatre properties	Rent	16.6	20.9
Equipment	Operating expense	0.2	7.0
Total lease cost		$199.5	$255.7

Cash flow and supplemental information is presented below:

	Three Months Ended
	March 31,	March 31,
(In millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$(1.0)	$(1.6)
Operating cash flows used in operating leases	(136.7)	(240.3)
Financing cash flows used in finance leases	(1.9)	(2.3)

Landlord contributions:
Operating cashflows provided by operating leases	3.7	16.1
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	23.5	69.7
(1)	Includes lease extensions and option exercises.

The following table represents the weighted-average remaining lease term and discount rate as of March 31, 2021:

	As of March 31, 2021
	Weighted Average	Weighted Average
	Remaining	Discount
Lease Term and Discount Rate	Lease Term (years)	Rate
Operating leases	10.2	9.9%
Finance leases	13.1	6.4%

Minimum annual payments required under existing operating and finance leases and the net present value thereof as of March 31, 2021 are as follows:

	Operating Lease	Financing Lease
(In millions)	Payments	Payments
Nine months ending December 31, 2021 (1)	$799.5	$13.6
2022 (1)	999.0	15.0
2023	895.9	11.6
2024	792.0	9.8
2025	756.5	9.2
2026	691.1	9.0
Thereafter	3,719.8	66.5
Total lease payments	8,653.8	134.7
Less imputed interest	(3,153.8)	(44.4)
Total	$5,500.0	$90.3
(1)	Does not include amounts recorded in accounts payable for deferred rent.

As of March 31, 2021, the Company had signed additional operating lease agreements for 6 theatres that have not yet commenced of approximately $150.0 million, which are expected to commence between 2021 and 2024, and carry lease terms of approximately 5 to 20 years. The timing of lease commencement is dependent on the landlord providing the Company with control and access to the related facility.

NOTE 3—REVENUE RECOGNITION

Disaggregation of Revenue. Revenue is disaggregated in the following tables by major revenue types and by timing of revenue recognition:

	Three Months Ended
(In millions)	March 31, 2021	March 31, 2020
Major revenue types
Admissions	$69.5	$568.0
Food and beverage	50.1	288.1
Other theatre:
Screen advertising	16.9	29.7
Other theatre	11.8	55.7
Other theatre	28.7	85.4
Total revenues	$148.3	$941.5

	Three Months Ended
(In millions)	March 31, 2021	March 31, 2020
Timing of revenue recognition
Products and services transferred at a point in time	$126.8	$851.8
Products and services transferred over time(1)	21.5	89.7
Total revenues	$148.3	$941.5
(1)	Amounts primarily include subscription and advertising revenues.

The following tables provide the balances of receivables and deferred revenue income:

(In millions)	March 31, 2021	December 31, 2020
Current assets
Receivables related to contracts with customers	$22.3	$23.1
Miscellaneous receivables	63.7	67.9
Receivables, net	$86.0	$91.0

(In millions)	March 31, 2021	December 31, 2020
Current liabilities
Deferred revenue related to contracts with customers	$402.1	$400.6
Miscellaneous deferred income	2.2	4.8
Deferred revenue and income	$404.3	$405.4

The significant changes in contract liabilities with customers included in deferred revenues and income are as follows:

Deferred Revenues
Related to Contracts
(In millions)	with Customers
Balance December 31, 2020	$400.6
Cash received in advance(1)	15.6
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	0.5
Food and beverage (2)	0.8
Other theatre (2)	—
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(7.2)
Food and beverage (3)	(3.9)
Other theatre (4)	(0.9)
Foreign currency translation adjustment	(3.4)
Balance March 31, 2021	$402.1

(1)	Includes movie tickets, food and beverage, gift cards, exchange tickets, and AMC Stubs® loyalty membership fees.

(2)	Amount of rewards accumulated, net of expirations, that are attributed to AMC Stubs® and other loyalty programs.

(3)	Amount of rewards redeemed that are attributed to gift cards, exchange tickets, movie tickets, AMC Stubs® loyalty programs and other loyalty programs.

(4)	Amounts relate to income from non-redeemed or partially redeemed gift cards, non-redeemed exchange tickets, AMC Stubs® loyalty membership fees and other loyalty programs.

The Company suspended the recognition of deferred revenues related to certain loyalty programs, gift cards, and exchange tickets during the period in which its operations were temporarily suspended. As the Company re-opened theatres, A-List members had the option to reactivate their subscription, which restarted the monthly charge for the program. The Company resumed the recognition of deferred revenues related to certain loyalty programs, gift cards and exchange tickets.

The significant changes to contract liabilities included in the exhibitor services agreement in the condensed consolidated balance sheets, are as follows:

Exhibitor Services
(In millions)	Agreement (1)
Balance December 31, 2020	$537.6
Negative Common Unit Adjustment–reduction of common units	(9.2)
Reclassification of the beginning balance to other theatre revenue, as the result of performance obligations satisfied	(4.4)
Balance March 31, 2021	$524.0
(1)	Represents the carrying amount of the National CineMedia, LLC (“NCM”) common units that were previously received under the annual Common Unit Adjustment (“CUA”). The deferred revenues are being amortized to other theatre revenues over the remainder of the 30-year term of the Exhibitor Service Agreement (“ESA”) ending in February 2037.

Gift cards and exchange tickets. The total amount of non-redeemed gifts cards and exchange tickets included in deferred revenues and income as of March 31, 2021 was $315.7 million. This will be recognized as revenues as the gift cards and exchange tickets are redeemed or as the non-redeemed gift card and exchange ticket revenues are recognized in proportion to the pattern of actual redemptions. Historically, the Company has estimated this to occur over the next 24 months, but due to the COVID-19 pandemic and the limited or temporary suspension of theatre operations, the pattern of actual redemptions may occur over a longer period of time.

Loyalty programs. As of March 31, 2021, the amount of deferred revenue allocated to the loyalty programs included in deferred revenues and income was $64.2 million. The earned points will be recognized as revenue as the points are redeemed. Historically, the Company has estimated this to occur over the next 24 months, but due to the COVID-19 pandemic and the limited or temporary suspension of theatre operations, the recognition of points redeemed may occur over a longer period of time. The AMC Stubs® annual membership fee is recognized ratably over the one-year membership period.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 4—GOODWILL

The following table summarizes the changes in goodwill by reporting unit for the three months ended March 31, 2021:

(In millions)	Domestic Theatres	International Theatres	Total
Balance December 31, 2020	$1,796.5	$750.8	$2,547.3
Currency translation adjustment	—	(52.6)	(52.6)
Baltics disposition-Estonia (1)	—	(3.7)	(3.7)
Balance March 31, 2021	$1,796.5	$694.5	$2,491.0
(1)	See Note 1—Basis of Presentation for further information regarding the Baltics’ theatre sale agreement.

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

NOTE 5—INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the condensed consolidated balance sheets in other long-term assets. Investments in non-consolidated affiliates as of March 31, 2021 include interests in Digital Cinema Implementation Partners, LLC (“DCIP”) of 29.0%, Digital Cinema Distribution Coalition, LLC (“DCDC”) of 14.6%, AC JV, LLC (“AC JV”) owner of Fathom Events, of 32.0%, SV Holdco LLC (“SV Holdco”), owner of Screenvision, of 18.3%, Digital Cinema Media Ltd. (“DCM”) of 50.0%, and Saudi Cinema Company LLC (“SCC”) of 10.0%. The Company also has partnership interests in three U.S. motion picture theatres (“Theatre Partnerships”) and approximately 50.0% interests in 54 theatres in Europe. Indebtedness held by equity method investees is non-recourse to the Company. During the three months ended March 31, 2021 and March 31, 2020, the Company recorded equity in loss of non-consolidated entities of $2.8 million and $2.9 million, respectively.

Related party transactions with equity method investees. At March 31, 2021 and December 31, 2020, the Company recorded net receivable amounts due from equity method investees of $4.6 million and $6.9 million, respectively, primarily related to projector warranty expenditures and other transactions. The Company recorded related party transactions with equity method investees in other revenues, film exhibition costs, and operating expenses of $0.6 million, $0.3 million, and $0.4 million, respectively, during the three months ended March 31, 2021 and $5.7 million, $2.4 million, and $1.3 million, respectively, during the three months ended March 31, 2020.

NOTE 6—CORPORATE BORROWINGS AND FINANCE LEASE OBLIGATIONS

A summary of the carrying value of corporate borrowings and finance lease obligations is as follows:

(In millions)	March 31, 2021	December 31, 2020
First Lien Secured Debt:
Senior Secured Credit Facility-Term Loan due 2026 (3.195% as of March 31, 2021)	$1,960.0	$1,965.0
Senior Secured Credit Facility-Revolving Credit Facility due 2024	—	212.2
10.75% in Year 1, 11.25% thereafter Cash/PIK Odeon Term Loan Facility due 2023 (£140.0 million and €296.0 million par value as of March 31, 2021)	538.8	—
Odeon Revolving Credit Facility Due 2022	—	120.8
10.5% First Lien Notes due 2025	500.0	500.0
2.95% Senior Secured Convertible Notes due 2026	—	600.0
10.5% First Lien Notes due 2026	300.0	300.0
15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026	100.0	—
Second Lien Secured Debt:
10%/12% Cash/PIK/Toggle Second Lien Subordinated Notes due 2026	1,423.6	1,423.6
Subordinated Debt:
6.375% Senior Subordinated Notes due 2024 (£4.0 million par value as of March 31, 2021)	5.5	5.4
5.75% Senior Subordinated Notes due 2025	98.3	98.3
5.875% Senior Subordinated Notes due 2026	55.6	55.6
6.125% Senior Subordinated Notes due 2027	130.7	130.7
	$5,112.5	$5,411.6
Finance lease obligations	90.3	96.0
Paid-in-kind interest	60.2	7.6
Deferred financing costs	(48.9)	(42.1)
Net premium (1)	335.6	338.7
	$5,549.7	$5,811.8
Less:
Current maturities corporate borrowings	(20.0)	(20.0)
Current maturities finance lease obligations	(12.5)	(12.9)
	$5,517.2	$5,778.9
(1)	The following table provides the net premium (discount) amounts of corporate borrowings:

	March 31,	December 31,
(In millions)	2021	2020
10%/12% Cash/PIK/Toggle Second Lien Subordinated Notes due 2026	$423.5	$445.1
2.95% Senior Secured Convertible Notes due 2026	—	(61.5)
15%/17% Cash/PIK/Toggle First Lien Secured Notes due 2026	(26.3)	—
10.5% First Lien Notes due 2026	(27.6)	(28.5)
10.5% First Lien Notes due 2025	(8.5)	(8.9)
Senior Secured Credit Facility-Term Loan due 2026	(7.2)	(7.5)
10.75% in Year 1, 11.25% thereafter Cash/PIK Odeon Term Loan Facility due 2023	(18.4)	—
6.375% Senior Subordinated Notes due 2024	0.1	—
	$335.6	$338.7

The following table provides the principal payments required and maturities of corporate borrowings as of March 31, 2021:

Principal
Amount of
Corporate
(In millions)	Borrowings
Nine months ended December 31, 2021	$15.0
2022	20.0
2023	558.8
2024	25.5
2025	618.3
2026	3,744.2
Thereafter	130.7
Total	$5,112.5

Senior Secured Credit Facilities

The Company is party to that certain Credit Agreement, dated as of April 30, 2013 (as amended by the First Amendment to Credit Agreement, dated as of December 11, 2015, that certain Second Amendment to Credit Agreement, dated as of November 8, 2016, that certain Third Amendment to Credit Agreement, dated as of May 9, 2017, that certain Fourth Amendment to Credit Agreement, dated as of June 13, 2017, that certain Fifth Amendment to Credit Agreement, dated as of August 14, 2018, the Sixth Amendment, dated as of April 22, 2019, the Seventh Amendment, dated as of April 23, 2020, the Eighth Amendment, dated as of July 31, 2020, the Ninth Amendment and the Tenth Amendment (as defined below), with the issuing banks and lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as administrative agent (as successor to Citicorp North America, Inc., the “Administrative Agent”), pursuant to which the lenders have agreed to provide senior secured financing consisting of (a) $2,000.0 million in aggregate principal amount of senior secured tranche B loans maturing April 22, 2026 (the “Senior Secured Term Loan Facility”) and (b) a $225.0 million senior secured revolving credit facility (which is also available for letters of credit and for swingline borrowings on same-day notice) maturing April 22, 2024 (the “Senior Secured Revolving Credit Facility” and, together with the Senior Secured Term Loan Facility, collectively, the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities are provided by a syndicate of banks and other financial institutions.

On March 8, 2021, the Company entered into the Ninth Amendment to Credit Agreement (the “Ninth Amendment”), with the requisite revolving lenders party thereto and the Administrative Agent, pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant under its Credit Agreement from a period ending on March 31, 2021 to a period ending on March 31, 2022 (the “Extended Covenant Suspension Period”). During the Extended Covenant Suspension Period, the Company will not, and will not permit any of its restricted subsidiaries to, (i) make certain restricted payments, (ii) subject to certain exceptions, incur any indebtedness for borrowed money that is pari passu or senior in right of payment or security with the Revolving Loans (as defined in the Credit Agreement) or (iii) make any investment in or otherwise dispose of any assets to any subsidiary of the Company that is not a Loan Party (as defined in the Credit Agreement) to facilitate a new financing incurred by a subsidiary of the Company. In addition, as an ongoing condition to the suspension of the financial covenant, the Company also agreed to (i) a minimum liquidity test of $100 million, (ii) an anti-cash hoarding test at any time Revolving Loans are outstanding and (iii) additional reporting obligations. On March 8, 2021 the Company entered into the Tenth Amendment to Credit Agreement (the “Tenth Amendment”), with the requisite revolving lenders party thereto and the Administrative Agent, pursuant to which the Company agreed not to consent to certain modifications to the Credit Agreement described in the Tenth Amendment without the consent of the majority of the revolving lenders party to the Tenth Amendment.

Odeon Term Loan Facility

On February 15, 2021, Odeon Cinemas Group Limited (“Odeon”), a wholly-owned subsidiary of the Company entered into a new £140.0 million and €296.0 million term loan facility (the “Odeon Term Loan due 2023”) agreement (the “Odeon Term Loan Facility”), by and among Odeon, the subsidiaries of Odeon party thereto, the lenders and other loan parties thereto and Lucid Agency Services Limited as agent and Lucid Trustee Services Limited as security agent. Approximately £89.7 million and €12.8 million of the net proceeds from the Odeon Term Loan Facility were used to repay in full Odeon’s obligations (including principal, interest, fees, and cash collateralized letters of credit) under its existing revolving credit facility and the remaining net proceeds will be used for general corporate purposes. The

Company recorded deferred financing cost write-off of $1.0 million in other expense during the three months ended March 31, 2021. The Odeon Term Loan Facility has a maturity of August 19, 2023 (2.5 years from the date on which it is first drawn). Borrowings under the Odeon Term Loan Facility bear interest at a rate equal to 10.75% per annum during the first year and 11.25% thereafter and each interest period shall be 3 months, or such other period agreed between the Company and the Agent. The interest is capitalized on the last day of each interest period and added to the outstanding principal amount, however Odeon has the option to elect to pay interest in cash. The principal amount of new funding is prior to deducting discounts of $19.1 million and deferred financing costs of $15.6 million related to the Odeon Term Loan Facility. The discount and deferred financing costs will be amortized to interest expense over the term using the effective interest method. All obligations under the Odeon Term Loan Facility are guaranteed by certain subsidiaries of Odeon. The Company is subject to minimum liquidity requirements of £32.5 million (approximately $45 million) required under the Odeon Term Loan Facility, measured at each quarter end date.

First Lien Toggle Notes due 2026

On January 15, 2021, the Company issued $100.0 million aggregate principal amount of its 15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026 as contemplated by the previously disclosed commitment letter with Mudrick Capital Management, LP, dated as of December 10, 2020. The First Lien Toggle Notes due 2026 were issued pursuant to an indenture dated as of January 15, 2021 among the Company, the guarantors named therein and the U.S. Bank National Association, as trustee and collateral agent. The First Lien Toggle Notes due 2026 bear cash interest at a rate of 15% per annum payable semi-annually in arrears on January 15 and July 15, beginning on July 15, 2021. Interest for the first three interest periods after the issue date may, at the Company’s option, be paid in PIK interest at a rate of 17% per annum, and thereafter interest shall be payable solely in cash. The First Lien Toggle Notes due 2026 will mature on April 24, 2026. The indenture provides that the First Lien Toggle Notes due 2026 are general senior secured obligations of the Company and are secured on a pari passu basis with the Senior Credit Facilities, the First Lien Notes due 2026, and the First Lien Notes due 2025.

On December 14, 2020, Mudrick received a total of 21,978,022 shares of the Company’s Class A common stock; of which 8,241,758 shares (“Commitment Shares”) relates to consideration received for a commitment fee and 13,736,264 shares (“Exchange Shares”) as consideration received for the second lien exchange. Mudrick exchanged $100 million aggregate principal amount of the Second Lien Notes due 2026 that were held by Mudrick for the Exchange Shares (the “Second Lien Exchange”) and waived its claim to PIK interest of $4.5 million principal amount. The fair value of 21,978,022 shares of the Company’s Class A common stock was $70.1 million based on the market closing price of $3.19 per share on December 14, 2020. On December 14, 2020, the Class A common shares issued were recorded by the Company in stockholders’ deficit. During the three months ended March 31, 2021, the Company reclassified the prepaid commitment fee and deferred charges of $28.6 million to corporate borrowings from other long-term assets for the Commitment Shares and deferred charges. The prepaid commitment fee is recorded as a discount and together with deferred charges will be amortized to interest expense over the term of the First Lien Toggle Notes due 2026 using the effective interest method. The Company filed a shelf registration statement in December 2020, which was declared effective providing for the resale of the Exchange Shares.

Convertible Notes due 2026

On January 27, 2021, affiliates of Silver Lake and certain co-investors (collectively, the “Noteholders”) elected to convert (the “Conversion”) all $600.0 million principal amount of the Company’s Convertible Notes due 2026 (“Convertible Notes due 2026”) into shares of the Company’s Class A common stock at a conversion price of $13.51 per share. The non-cash Conversion settled on January 29, 2021 and resulted in the issuance of 44,422,860 shares of the Company’s Class A common stock to the Noteholders. The Company recorded $70.0 million of non-cash interest expense in the first quarter of 2021 for unamortized discount and deferred charges at the date of conversion following the guidance in ASC 815-15-40-1. The non-cash Conversion reduced the Company’s first-lien indebtedness by $600.0 million. Pursuant to the Stock Repurchase and Cancellation Agreement with Dalian Wanda Group Co., Ltd. (“Wanda”) dated as of September 14, 2018, 5,666,000 shares of the Company’s Class B common stock held by Wanda were forfeited and cancelled in connection with the Conversion.

During the three months ended March 31, 2020, the Company recorded other expense (income) of $(0.5) million related to the derivative liability fair value adjustment for the embedded conversion feature in the Convertible Notes due 2026. The derivative liability was remeasured at fair value each reporting period until the conversion price reset on September 14, 2020, with changes in fair value recorded in the condensed consolidated statements of operations as other expense or income. The Company bifurcated the conversion feature from the principal balance of the Convertible Notes due 2026 as a derivative liability because (1) a conversion feature was not clearly and closely related to the debt instrument and the reset of the conversion price caused the conversion feature to not be considered indexed to the Company’s equity, (2) the conversion feature standing alone met the definition of a derivative, and (3) the Convertible Notes due 2026 were not remeasured at fair value each reporting period with changes in fair value recorded in the condensed consolidated statement of operations.

During the three months ended March 31, 2020, the Company recorded other expense of $20.1 million related to the derivative asset fair value adjustment for the contingent call option related to the Class B common stock purchase and cancellation agreement. Pursuant to the Stock Repurchase and Cancellation Agreement between the Company and Wanda, the conversion feature of the Convertible Notes due 2026 would result in 5,666,000 shares of the Company’s Class B common stock held by Wanda being subject to forfeiture and retirement by the Company at no additional cost. This cancellation agreement was a contingent call option for the forfeiture shares and was a freestanding derivative. The forfeiture shares feature was not clearly and closely related to the Convertible Notes due 2026 host and it was bifurcated and accounted for as a derivative asset measured at fair value through earnings each reporting period until the conversion feature reset on September 14, 2020, with changes in fair value recorded in the condensed consolidated statement of operations as other expense or income.

NOTE 7—STOCKHOLDERS’ EQUITY

Equity Distribution Agreement. On December 11, 2020, the Company entered into an equity distribution agreement with Goldman Sachs & Co. LLC and B. Riley Securities, Inc., as sales agents to sell up to 178.0 million shares of the Company’s Class A common stock, par value $0.01 per share, through an “at-the-market” offering program. On January 25, 2021, the Company entered into equity distribution agreements with Goldman Sachs & Co. LLC and B. Riley Securities, Inc., as sales agents to sell up to 50.0 million shares of the Company’s Class A common stock, par value $0.01 per share, through an “at-the-market” offering program. During the three months ended March 31, 2021, the Company raised gross proceeds of approximately $596.9 million through its at-the-market offering for the remaining available shares under the equity distribution agreement of 187,066,293 shares of its Class A common stock and paid fees to the sales agents of approximately $14.9 million and other fees of $0.4 million. The Company intends to use the net proceeds from the sale of the Class A common stock pursuant to the equity distribution agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness or working capital, capital expenditures and other investments. See Note 13—Subsequent Event for information regarding the additional at-the-market offerings of 43 million shares of the Company’s Class A common stock.

Class B common stock. On January 27, 2021, pursuant to the Stock Repurchase and Cancellation Agreement with Wanda dated as of September 14, 2018 and in connection with the Conversion of the Convertible Notes due 2026 into shares of the Company’s Class A common stock by Silver Lake and certain co-investors, 5,666,000 shares of the Company’s Class B common stock held by Wanda were forfeited and cancelled.

On February 1, 2021, Wanda exercised their right to convert all outstanding Class B common stock of 46,103,784 to Class A common stock, thereby reducing the number of outstanding Class B common stock to zero, which resulted in the retirement of Class B common stock. The Third Amended and Restated Certificate of Incorporation of the Corporation provides that Class B common stock may not be reissued by the Company.

Dividends. There were no dividends declared to stockholders during the three months ended March 31, 2021. The following is a summary of dividends and dividend equivalents declared to stockholders during the three months ended March 31, 2020:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 26, 2020	March 9, 2020	March 23, 2020	$0.03	$3.2

Related Party Transactions. As of March 31, 2021 and December 31, 2020, the Company recorded a receivable due from Wanda of $0 and $0.7 million, respectively, for reimbursement of general administrative and other expense incurred on behalf of Wanda. For the three months ended March 31, 2021 and March 31, 2020, the Company recorded approximately $0 million and $0.1 million, respectively, of cost reductions for general and administrative services provided on behalf of Wanda.

Stock-Based Compensation

The Company recorded stock-based compensation expense of $5.4 million and $2.7 million within general and administrative: other during the three months ended March 31, 2021 and March 31, 2020, respectively. As of March 31, 2021, the remaining unrecognized compensation cost related to stock-based compensation arrangements was approximately $43.1 million. The weighted average period over which this remaining compensation expense will be recognized is approximately 1.5 years.

Awards Granted in 2021

During the three months ended March 31, 2021, AMC’s Board of Directors approved awards of stock, restricted stock units (“RSUs”), and performance stock units (“PSUs”) to certain of the Company’s employees and directors under the 2013 Equity Incentive Plan. The grant date fair value of these awards during the three months ended March 31, 2021 was based on the closing price of AMC’s Class A common stock on February 23, 2021 of $7.70 per share. Each RSU and PSU held by a participant as of a dividend record date is entitled to a dividend equivalent equal to the amount paid with respect to one share of Class A common stock underlying the unit. Any such accrued dividend equivalents are paid to the holder upon vesting of the units. Each unit represents the right to receive one share of Class A common stock at a future date.

The 2021 award agreements generally had the following features:

●	Stock Award Agreement: The Company granted awards of 124,054 fully vested shares of Class A common stock to its independent members of AMC’s Board of Directors during the three months ended March 31, 2021 with a grant date fair value of $0.9 million.
●	Restricted Stock Unit Award Agreement: The Company granted RSU awards of 2,687,813 to certain members of management during the three months ended March 31, 2021 with a grant date fair value of $20.7 million. Each RSU represents the right to receive one share of Class A common stock at a future date. The RSUs vest over three years with 1/3 vesting in each year. These RSUs will be settled within 30 days of vesting.
●	Performance Stock Unit Award Agreement: During the three months ended March 31, 2021, total PSUs of 2,687,813 were awarded (“2021 PSU award”) to certain members of management and executive officers, with the total PSUs divided into three separate year tranches with each tranche allocated to a fiscal year within the performance period (“Tranche Year”). The PSUs within each Tranche Year are further divided between 2 performance targets; the Adjusted EBITDA performance target and free cash flow performance target. The 2021 PSU awards will vest based on achieving 80% to 120% of the performance targets with the corresponding vested unit amount ranging from 50% to 200%. If the performance targets are met at 100%, the 2021 PSU awards will vest at 2,687,813 units in the aggregate. No PSUs will vest for each Tranche Year if the Company does not achieve 80% of the Tranche Year’s Adjusted EBITDA and free cash flow targets. Additionally, vesting is subject to the participant’s continued employment through the end of the three-year cumulative period, ending on December 31, 2023. The vested PSUs will be settled within 30 days of vesting which will occur upon certification of performance results by the Compensation Committee of the Board of Directors.

The Compensation Committee establishes the annual performance targets at the beginning of each year, therefore, the grant date (and fair value measurement date) for each Tranche Year is the date at the beginning of each year when a mutual understanding of the key terms and conditions are reached per ASC 718-10-55-95. The 2021 PSU award grant date fair value on February 23, 2021 for the 2021 Tranche Year award of 895,951 units was approximately $6.9 million. In addition, the February 23, 2021 grant date fair value for the 2021 Tranche Year under the 2020 PSU award agreement of 438,244 units and the 2019 PSU award agreement of 181,916 units was approximately $3.4 million and $1.4 million, respectively.

●	Special Performance Stock Unit (“SPSU”) Executive Award Agreement: In January 2021, the market condition requirement for SPSUs awarded in calendar year 2020 was met as a result of exceeding the 20-day trailing volume weighted average stock price threshold target for tranche 5 and tranche 6 of $4 and $8, respectively. The stock-based compensation costs for SPSUs are recorded on a straight-line basis through October 30, 2021, which is the end of the service requirement period.

The following table represents the nonvested RSU, PSU and SPSU activity for the three months ended March 31, 2021:

		Weighted
		Average
	Shares of RSU	Grant Date
	PSU and SPSU	Fair Value
Beginning balance at January 1, 2021 (1)	4,159,261	$6.27
Granted (2)	3,583,764	7.70
Forfeited	(17,167)	5.22
Nonvested at March 31, 2021	7,725,858	$6.94
(1)	Includes awards modified during 2020 where grant date fair value was not determined until 2021.
(2)	Excludes Tranche Years 2022 and 2023 awarded under the 2021 PSU award.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2021

								Accumulated
	Class A Voting		Class B Voting		Additional			Other	Accumulated	Total AMC
	Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Earnings	Stockholders’	Noncontrolling	Total
(In millions, except share and per share data)	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	(Deficit)	Equity (Deficit)	Interests	Deficit
Balances December 31, 2020	172,563,249	$1.8	51,769,784	$0.5	$2,465.6	3,732,625	$(56.4)	$38.7	$(5,335.3)	$(2,885.1)	$26.9	$(2,858.2)
Net loss	—	—	—	—	—	—	—	—	(566.9)	(566.9)	(0.3)	(567.2)
Other comprehensive loss	—	—	—	—	—	—	—	(51.0)	—	(51.0)	(0.2)	(51.2)
Baltics noncontrolling capital contribution	—	—	—	—	0.2	—	—	—	—	0.2	(4.0)	(3.8)
Class A common stock, accrued dividend equivalent adjustment	—	—	—	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Class A common stock issuance	187,066,293	1.8	—	—	579.8	—	—	—	—	581.6	—	581.6
Wanda conversion of Class B shares to Class A shares	46,103,784	0.5	(46,103,784)	(0.5)	—	—	—	—	—	—	—	—
Convertible Notes due 2026 stock conversion	44,422,860	0.4	—	—	606.1	—	—	—	—	606.5	—	606.5
Wanda forfeit and cancellation of Class B shares	—	—	(5,666,000)	—	—	—	—	—	—	—	—	—
Taxes paid for restricted unit withholdings	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	124,054	—	—	—	5.4	—	—	—	—	5.4	—	5.4
Balances March 31, 2021	450,280,240	$4.5	—	$—	$3,657.1	3,732,625	$(56.4)	$(12.3)	$(5,902.3)	$(2,309.4)	$22.4	$(2,287.0)

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2020

								Accumulated
	Class A Voting		Class B Voting		Additional			Other		Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Stockholders’
(In millions, except share and per share data)	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity (Deficit)
Balances December 31, 2019	52,080,077	$0.5	51,769,784	$0.5	$2,001.9	3,732,625	$(56.4)	$(26.1)	$(706.2)	$1,214.2
Cumulative effect adjustment for the adoption of new accounting principle (ASU 2016-13)	—	—	—	—	—	—	—	—	(16.9)	(16.9)
Net loss	—	—	—	—	—	—	—	—	(2,176.3)	(2,176.3)
Other comprehensive loss	—	—	—	—	—	—	—	(93.5)	—	(93.5)
Dividends declared:
Class A common stock, $0.03/share, net of forfeitures	—	—	—	—	—	—	—	—	(1.6)	(1.6)
Class B common stock, $0.03/share	—	—	—	—	—	—	—	—	(1.6)	(1.6)
Taxes paid for restricted unit withholdings	—	—	—	—	(1.0)	—	—	—	—	(1.0)
Stock-based compensation	469,516	—	—	—	2.7	—	—	—	—	2.7
Balances March 31, 2020	52,549,593	$0.5	51,769,784	$0.5	$2,003.6	3,732,625	$(56.4)	$(119.6)	$(2,902.6)	$(1,074.0)

NOTE 8—INCOME TAXES

The Company’s worldwide effective income tax rate is based on actual income (loss), statutory rates, valuation allowances against deferred tax assets and tax planning opportunities available in the various jurisdictions in which it operates. The Company is using a discrete income tax calculation for the three months ended March 31, 2021 due to the inability to determine reliable annual estimates of taxable income (loss) due to COVID-19. Historically, for interim financial reporting, the Company estimated the worldwide annual income tax rate based on projected taxable income (loss) for the full year and recorded a quarterly income tax provision or benefit in accordance with the anticipated annual rate, adjusted for discrete items, if any. The Company will return to the historic approach of computing quarterly tax expense based on an annual effective rate in the future interim period when more reliable estimates of annual income become available. The Company recognizes income tax-related interest expense and penalties as income tax expense and general and administrative expense, respectively.

The Company evaluates its deferred tax assets each period to determine if a valuation allowance is required based on whether it is “more likely than not” that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods on a federal, state, and foreign jurisdiction basis. The Company conducts its evaluation by considering all available positive and negative evidence, including historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlooks for the U.S. motion picture and broader economy, among others.

A valuation allowance is recorded against the Company’s U.S. deferred tax assets and most of the Company’s International deferred tax assets as we have determined the realization of these assets does not meet the more likely than not criteria.

For purposes of determining the current and deferred tax provision, and uncertain tax positions for the three months ended March 31, 2021, the Company estimated a significant portion of its net operating losses and tax credits have been eliminated as a result of tax attribute reduction related to the debt exchange transaction that occurred in July 2020. The process of determining the attribute reduction is complex, subject to the taxpayer making certain elections regarding which attributes are to be reduced and cannot be calculated until the completion of taxable income for the year in which the CODI was incurred. Therefore, the estimated impact of the tax attribute reduction is subject to change until the finalization of its 2020 tax returns that will contain the tax consequences of the debt exchange.

The effective tax rate for the three months ended March 31, 2021 reflects the impact of these valuation allowances against U.S. and international deferred tax assets generated during the three-month period. The actual effective rate for the three months ended March 31, 2021 was 1.2%. The Company’s consolidated tax rate for the three months ended March 31, 2021 differs from the U.S. statutory tax rate primarily due to the valuation allowances in U.S. and foreign jurisdictions, foreign tax rate differences, federal and state tax credits, permanent differences and other discrete items. At March 31, 2021 and December 31, 2020, the Company has recorded net deferred tax liabilities of $32.7 million and net deferred tax assets of $40.2 million, respectively.

Utilization of the Company’s net operating loss carryforwards, disallowed business interest carryforwards and other tax attributes became subject to the Section 382 ownership change limitation due to changes in the Company’s stock ownership on January 27, 2021. Accordingly, the Company’s ability to utilize any net operating loss carryforwards and other tax attributes may be significantly limited. Accordingly, although they are fully valued and there would be no financial statement impact, the Company’s ability to utilize any net operating loss carryforwards and other tax attributes in future periods may be significantly limited.

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

Recurring Fair Value Measurements. The following table summarizes the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of March 31, 2021:

		Fair Value Measurements at March 31, 2021 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Money market mutual funds	$1.1	$1.1	$—	$—
Investments measured at net asset value(1)	10.7	—	—	—
Marketable equity securities:
Investment in NCM	5.8	5.8	—	—
Total assets at fair value	$17.6	$6.9	$—	$—
(1)	The investments relate to non-qualified deferred compensation arrangements on behalf of certain members of management. The Company has an equivalent liability for this related-party transaction recorded in other long-term liabilities for the deferred compensation obligation.

Valuation Techniques. The Company’s money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The investment in NCM was measured at fair value using National CineMedia, Inc.’s underlying stock price at the date of measurement.

Other Fair Value Measurement Disclosures. The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at March 31, 2021 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$20.0	$—	$17.4	$—
Corporate borrowings	5,439.4	—	3,838.9	719.5

Valuation Technique. Quoted market prices and observable market based inputs were used to estimate fair value for Level 2 inputs. The Level 3 fair value measurement represents the transaction price of the corporate borrowings under estimated market conditions. The Company valued these notes at principal value less an estimated discount reflecting a market yield to maturity. See Note 6—Corporate Borrowings and Finance Lease Obligations for further information.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

NOTE 10—OPERATING SEGMENTS

The Company reports information about operating segments in accordance with ASC 280-10, Segment Reporting, which requires financial information to be reported based on the way management organizes segments within a company for making operating decisions and evaluating performance. The Company has identified two reportable segments and reporting units for its theatrical exhibition operations, U.S. markets and International markets. The International markets reportable segment has operations in or partial interest in theatres in the United Kingdom, Germany, Spain, Italy, Ireland, Portugal, Sweden, Finland, Lithuania, Norway, Denmark, and Saudi Arabia. On August 28, 2020, the Company divested of 49% of its interest in Estonia, Latvia, and Lithuania operations. The Company completed the 100% divestiture of Latvia during the three months ended December 31, 2020 and Estonia during the three months ended March 31, 2021. See Note 1—Basis of Presentation for further information on the Baltics theatre sale agreement. Each segment’s revenue is derived from admissions, food and beverage sales and other ancillary revenues, primarily screen advertising, AMC Stubs® membership fees and other loyalty programs, ticket sales, gift card income and exchange ticket income. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company does not report asset information by segment because that information is not used to evaluate the performance of or allocate resources between segments.

Below is a breakdown of select financial information by reportable operating segment:

	Three Months Ended
Revenues (In millions)	March 31, 2021	March 31, 2020
U.S. markets	$137.2	$661.3
International markets	11.1	280.2
Total revenues	$148.3	$941.5

	Three Months Ended
Adjusted EBITDA (In millions)	March 31, 2021	March 31, 2020
U.S. markets	$(200.4)	$(3.8)
International markets	(94.3)	6.9
Total Adjusted EBITDA (1)	$(294.7)	$3.1
(1)	The Company presents Adjusted EBITDA as a supplemental measure of its performance. The Company defines Adjusted EBITDA as net earnings (loss) plus (i) income tax provision (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of the Company’s ongoing operating performance and to include attributable EBITDA from equity investments in theatre operations in International markets and any cash distributions of earnings from its other equity method investees. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, which is consistent with how Adjusted EBITDA is defined in the Company’s debt indentures.

	Three Months Ended
Capital Expenditures (In millions)	March 31, 2021	March 31, 2020
U.S. markets	$6.6	$56.9
International markets	5.3	34.8
Total capital expenditures	$11.9	$91.7

	As of	As of
Long-term assets, net (In millions)	March 31, 2021	December 31, 2020
U.S. markets	$6,727.9	$6,895.3
International markets	2,744.8	2,894.1
Total long-term assets (1)	$9,472.7	$9,789.4
(1)	Long-term assets are comprised of property, operating lease right-of-use assets, intangible assets, goodwill, deferred tax assets, and other long-term assets.

The following table sets forth a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended
(In millions)	March 31, 2021	March 31, 2020
Net loss	$(567.2)	$(2,176.3)
Plus:
Income tax provision (benefit)	(6.8)	68.2
Interest expense	162.8	82.8
Depreciation and amortization	114.1	122.5
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill (1)	—	1,851.9
Certain operating expense (2)	2.3	2.1
Equity in loss of non-consolidated entities	2.8	2.9
Cash distributions from non-consolidated entities (3)	0.3	7.6
Attributable EBITDA (4)	(0.8)	(0.1)
Investment expense (income)	(2.0)	9.4
Other expense (income) (5)	(4.8)	26.9
Other non-cash rent expense (benefit) (6)	(7.5)	2.3
General and administrative — unallocated:
Merger, acquisition and other costs (7)	6.7	0.2
Stock-based compensation expense (8)	5.4	2.7
Adjusted EBITDA	$(294.7)	$3.1
(1)	During the three months ended March 31, 2020, the Company recorded non-cash impairment charges of $1,124.9 million and $619.4 million related to the enterprise fair values of its Domestic Theatres and International Theatres reporting units, respectively. The Company recorded non-cash impairment charges related to its long-lived assets of $81.4 million on 57 theatres in the U.S. markets with 658 screens which were related to property, net, operating lease right-of-use assets, net and other long-term assets and $9.9 million on 23 theatres in the International markets with 213 screens which were related to property, net and operating lease right-of-use assets, net, during the three months ended March 31, 2020. The Company recorded non-cash impairment charges related to its indefinite-lived intangible assets of $5.9 million and $2.4 million related to the Odeon and Nordic trade names, respectively, during the three months ended March 31, 2020. The Company also recorded non-cash impairment charges of $8.0 million related to its definite-lived intangible assets.
(2)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens including the related accretion of interest, non-cash deferred digital equipment rent expense, and disposition of assets and other non-operating gains or losses included in operating expenses. The Company has excluded these items as they are non-cash in nature or are non-operating in nature.
(3)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. The Company believes including cash distributions is an appropriate reflection of the contribution of these investments to the Company’s operations.
(4)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of the Company’s equity in (earnings) loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where the Company holds a significant market share, the Company believes attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. The Company also provides services to these theatre operators including information technology systems, certain on-screen advertising services and the Company’s gift card and package ticket program.

	Three Months Ended
(In millions)	March 31, 2021	March 31, 2020
Equity in loss of non-consolidated entities	$2.8	$2.9
Less:
Equity in loss of non-consolidated entities excluding International theatre joint ventures	1.2	2.1
Equity in loss of International theatre joint ventures	(1.6)	(0.8)
Income tax benefit	(0.2)	(0.1)
Investment income	—	(0.2)
Depreciation and amortization	0.9	0.8
Other expense	0.1	0.2
Attributable EBITDA	$(0.8)	$(0.1)

(5)	Other expense (income) for the three months ended March 31, 2021 included foreign currency transaction gains of $3.8 million and income related to contingent lease guarantees of $2.0 million, partially offset by financing fees of $1.0 million primarily related to deferred financing cost write-off for the Odeon revolving credit facility.

During the three months ended March 31, 2020, the Company recorded a loss of $20.1 million for the fair value adjustment of the derivative asset related to the Convertible Notes due 2026, credit losses related to contingent lease guarantees of $5.3 million, and foreign currency transaction losses of $2.0 million, partially offset by a gain of $0.5 million for the fair value adjustment of the derivative liability related to the Convertible Notes due 2026.

(6)	Reflects amortization expense for certain intangible assets reclassified from depreciation and amortization to rent expense due to the adoption of ASC 842, Leases and deferred rent benefit related to the impairment of right-of-use operating lease assets.

(7)	Merger, acquisition and other costs are excluded as they are non-operating in nature.

(8)	Non-cash expense included in general and administrative: other.

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

On January 12, 2018 and January 19, 2018, two putative federal securities class actions, captioned Hawaii Structural Ironworkers Pension Trust Fund v. AMC Entertainment Holdings, Inc., et al., Case No. 1:18-cv-00299-AJN (the “Hawaii Action”), and Nichols v. AMC Entertainment Holdings, Inc., et al., Case No. 1:18-cv-00510-AJN (the “Nichols Action,” and together with the Hawaii Action, the “Actions”), respectively, were filed against the Company in the U.S. District Court for the Southern District of New York. The Actions, which name certain of the Company’s officers and directors and, in the case of the Hawaii Action, the underwriters of the Company’s February 8, 2017 secondary public offering, as defendants, assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) with respect to alleged material misstatements and omissions in the registration statement for the secondary public offering and in certain other public disclosures. On May 30, 2018, the court consolidated the Actions. On January 22, 2019, defendants moved to dismiss the Second Amended Class Action Complaint. On September 23, 2019, the court granted the motion to dismiss in part and denied it in part. On March 2, 2020, plaintiffs moved to certify the purported class. On March 30, 2021, the court granted the motion to certify the class.

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

The Company remains contingently liable for lease payments under certain leases of theatres that it previously divested, in the event that such assignees are unable to fulfill their future lease payment obligations. During the three months ended March 31, 2021 and March 31, 2020, the Company recorded estimated credit losses (income) related to the contingent lease guarantees of $(2.0) million and $5.3 million, respectively, in other expense (income). The Company applied a probability weighted approach for the estimation of credit loss reserve for contingent lease guarantees expected to be funded over the lease term using the discounted cash flow method. At March 31, 2021 and December 31, 2020, the contingent lease liabilities recorded in other long-term liabilities was $11.2 million and $30.2 million, respectively.

NOTE 12—LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share includes the effects of potential dilutive shares from the conversion feature of the Convertible Notes, if dilutive.

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended
	March 31,	March 31,
(In millions)	2021	2020
Numerator:
Net loss for basic loss per share attributable to AMC Entertainment Holdings, Inc.	$(566.9)	$(2,176.3)
Net loss for diluted loss per share attributable to AMC Entertainment Holdings, Inc.	$(566.9)	$(2,176.3)

Denominator (shares in thousands):
Weighted average shares for basic loss per common share	400,111	104,245
Weighted average shares for diluted loss per common share	400,111	104,245
Basic loss per common share	$(1.42)	$(20.88)
Diluted loss per common share	$(1.42)	$(20.88)

Vested RSUs, PSUs, and SPSUs have dividend rights identical to the Company’s Class A common stock and are treated as outstanding shares for purposes of computing basic and diluted earnings per share. For the three months ended March 31, 2021 and March 31, 2020, unvested RSUs of 3,812,964 and 2,210,736, respectively, were not included in the computation of diluted loss per share because they would be anti-dilutive.

Unvested PSUs and SPSUs are subject to performance and market conditions, respectively, and are included in diluted earnings per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the Company’s 2013 Equity Incentive Plan if the end of the reporting period were the end of the contingency period. Unvested PSUs of 2,161,337 and 793,932 at 100% performance targets for the three months ended March 31, 2021 and March 31, 2020, respectively, and unvested SPSUs of 1,156,656 and 595,003 at the minimum market condition for three months ended March 31, 2021 and March 31, 2020, respectively, were not included in the computation of diluted loss per share because they would not be issuable if the end of the reporting period were the end of the contingency period or they would be anti-dilutive.

On January 29, 2021, the $600.0 million principal amount of the Company’s Convertible Notes due 2026 were converted into the Company’s Class A common stock at a conversion price of $13.51 per share and resulted in the issuance of 44,422,860 shares. For the three months ended March 31, 2020, the Company used the if-converted method for calculating any potential dilutive effect of the Convertible Notes due 2026. For the three months ended March 31, 2020, the Company has not adjusted net loss to eliminate the interest expense of $8.3 million and the other expense for the derivative liability related to the Convertible Notes due 2026 of $(0.5) million in the computation of diluted loss per share because the effects would be anti-dilutive. For the three months ended March 31, 2020, the Company has not included in diluted weighted average shares approximately 31.7 million shares issuable upon conversion as the effects would be anti-dilutive.

NOTE 13—SUBSEQUENT EVENT

Additional equity financing. On April 27, 2021, the Company’s Board determined not to seek stockholder approval of the proposal to approve an amendment to the Company’s Third Amended and Restated Certificate of Incorporation to increase the total number of shares of Class A common stock (par value $0.01 per share) the Company shall have the authority to issue by 500,000,000 shares to a total of 1,024,173,073 shares of Class A common stock, and has withdrawn Proposal 1 from the agenda for the Annual Meeting. The Board reserves the right to propose an amendment of the Certificate of Incorporation to increase the authorized shares or for other items at any point in the future. The Company plans to pursue equity issuances for its remaining authorized shares

On April 27, 2021, the Company entered into an equity distribution agreement with Goldman Sachs & Co. LLC, B. Riley Securities, Inc. and Citigroup Global Markets Inc. as sales agents, to sell up to 43 million shares of Class

A common stock, par value $0.01 per share, through an “at-the-market” offering program for its remaining authorized shares. The Company intends to use the net proceeds from the sale of the Class A common stock for general corporate purposes, which may include working capital, the repayment, refinancing, redemption or repurchase of existing indebtedness, capital expenditures and other investments. The Class A common stock is offered and sold pursuant to the Company’s shelf registration statement on Form S-3 filed on April 27, 2021 with the Securities and Exchange Commission (the “SEC”). The Company filed a prospectus supplement, dated April 27, 2021, to the prospectus, dated April 27, 2021, with the SEC in connection with the offer and sale of the Class A common stock. As of the trade date of May 5, 2021, the Company raised gross proceeds related to this equity distribution agreement of approximately $153 million through its at-the-market offering of approximately 15.5 million shares of its Class A common stock and paid fees to the sales agents and other fees of approximately $3.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10–Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “forecast,” “estimate,” “project,” “intend,” “plan,” “expect,” “should,” “believe” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Examples of forward-looking statements include statements we make regarding the impact of COVID-19, future attendance levels and our liquidity. These forward-looking statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions and speak only as of the date on which it is made. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	The risks and uncertainties relating to the sufficiency of our existing cash and cash equivalents and available borrowing capacity to comply with minimum liquidity requirements under our debt covenants, fund operations, and satisfy obligations including cash outflows for increased rent and planned capital expenditures currently and through early May of 2022. This requires that we achieve significant increases in attendance levels beginning in the third quarter of 2021 and ultimately reaching approximately 85% of pre COVID-19 attendance levels by the fourth quarter of 2021 and through the first and second quarters of 2022 as the vaccine rollout continues and more Hollywood product is released in our theatres. If we are unable to achieve more normalized levels of attendance and operating revenues as described above, we may be required to obtain additional liquidity. If such additional liquidity were not realized or insufficient we likely would seek an in-court or out-of-court restructuring of our liabilities, and in the event of such future liquidation or bankruptcy proceeding, holders of our common stock and other securities would likely suffer a total loss of their investment;

●	the impact of the COVID-19 virus on us, the motion picture exhibition industry, and the economy in general, including our response to the COVID-19 virus related to suspension of operations at our theatres, personnel reductions and other cost-cutting measures and measures to maintain necessary liquidity and increases in expenses relating to precautionary measures at our facilities to protect the health and well-being of our customers and employees;

●	risks and uncertainties relating to our significant indebtedness, including our borrowings and our ability to meet our financial maintenance and other covenants;

●	shrinking exclusive theatrical release windows;

●	certain covenants in the agreements that govern our indebtedness may limit our ability to take advantage of certain business opportunities and limit or restrict our ability to pay dividends;

●	risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges;

●	risks relating to motion picture production and performance;

●	our lack of control over distributors of films;

●	intense competition in the geographic areas in which we operate;

●	increased use of alternative film delivery methods including premium video on demand or other forms of entertainment;

●	general and international economic, political, regulatory, social and financial market conditions and other risks, including the effects of the exit of the United Kingdom from the European Union;

●	limitations on the availability of capital or poor financial results may prevent us from deploying strategic initiatives;

●	our ability to achieve expected synergies, benefits and performance from our strategic initiatives;

●	our ability to refinance our indebtedness on terms favorable to us or at all;

●	our ability to optimize our theatre circuit through new construction, the transformation of our existing theatres, and strategically closing underperforming theatres may be subject to delay and unanticipated costs;

●	AMC Stubs® A-List may not meet anticipated revenue projections which could result in a negative impact upon operating results;

●	failures, unavailability or security breaches of our information systems;

●	our ability to utilize interest expense deductions may be limited annually due to Section 163(j) of the Tax Cuts and Jobs Act of 2017;

●	our ability to recognize interest deduction carryforwards, net operating loss carryforwards and other tax attributes to reduce our future tax liability;

●	our ability to recognize certain international deferred tax assets which currently do not have a valuation allowance recorded;

●	impact of the elimination of the calculation of USD LIBOR rates on our contracts indexed to USD LIBOR:

●	review by antitrust authorities in connection with acquisition opportunities;

●	risks relating to the incurrence of legal liability, including costs associated with the ongoing securities class action lawsuits;

●	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;

●	increased costs in order to comply or resulting from a failure to comply with governmental regulation, including the General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”) and pending future domestic privacy laws and regulations;

●	the dilution caused by recent and future sales of our Class A common stock could adversely affect the market price of the Class A common stock;

●	the market price and trading volume of our shares of Class A common stock has been and may continue to be volatile, and purchasers of our securities could incur substantial losses;

●	future offerings of debt, which would be senior to our Class A common stock for purposes of distributions or upon liquidation, could adversely affect the market price of our Class a common stock;

●	geopolitical events, including the threat of terrorism or cyber-attacks, or widespread health emergencies, such as the novel coronavirus or other pandemics or epidemics, causing people to avoid our theatres or other public places where large crowds are in attendance;

●	anti-takeover protections in our amended and restated certificate of incorporation and our amended and restated by laws may discourage or prevent a takeover of our Company, even if an acquisition would be beneficial to our stockholders;

●	an issuance of preferred stock could dilute the voting power of the common stockholders and adversely affect the market value of our Class A common stock; and

●	other risks referenced from time to time in filings with the SEC.

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

Readers are urged to consider these factors carefully in evaluating the forward-looking statements. For further information about these and other risks and uncertainties as well as strategic initiatives, see Item 1A. “Risk Factors,” and Item 1. “Business” in our Annual Report on Form 10–K for the year ended December 31, 2020, and our other public filings.

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

Temporarily Suspended or Limited Operations

On or before March 17, 2020, we temporarily suspended all theatre operations in our U.S. markets and International markets in compliance with local, state, and federal governmental restrictions and recommendations on social gatherings to prevent the spread of COVID-19 and as a precaution to help ensure the health and safety of our guests and theatre staff. We resumed limited operations in the International markets in early June 2020 and limited operations in the U.S. markets in late August 2020. A COVID-19 resurgence during the fourth quarter of 2020 resulted in additional local, state, and federal governmental restrictions and many previously reopened theatres in International markets temporarily suspended operations again. As a result of these temporarily suspended or limited operations, our revenues and expenses for the three months ended March 31, 2021 are significantly lower than the revenues and expenses for the three months ended March 31, 2020.

As of January 1, 2021, we were operating at 394 domestic theatres with limited seating capacities, representing approximately 67% of our domestic theatres. During the first quarter ended March 31, 2021, in response to eased restrictions by state and local governments, we resumed operations in key markets such as New York and Los Angeles. As of March 31, 2021, we were operating at 585 domestic theatres with limited seating capacities, representing approximately 99% of our domestic theatres. As of January 1, 2021, we were operating at 109 International leased and partnership theatres, with limited seating capacities, representing approximately 30% of our International theatres. As of March 31, 2021, we were operating at 97 International theatres with limited seating capacities, representing approximately 27% of our International theatres. Our average screens operated during the three months ended March

31, 2021 declined by 24.2% from the prior year.

Overview

AMC is the world’s largest theatrical exhibition company and an industry leader in innovation and operational excellence. We operate theatres in 13 countries, including the U.S., Europe and Saudi Arabia.

Our theatrical exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues is generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs® customer loyalty program, rental of theatre auditoriums, income from gift card and exchange ticket sales, and online ticketing fees. As of March 31, 2021, we owned, operated or had interests in 945 theatres and 10,518 screens.

Box Office Admissions and Film Content

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

The North American and International industry box offices have also been significantly impacted by the COVID-19 pandemic during the three months ended March 31, 2021. As a result, studios have postponed new film releases or moved them to the home video market, and movie release dates may continue to move in the future. Major movie releases that were previously scheduled to be released in 2020 have either been rescheduled for 2021 or slated for direct to streaming or premium video on demand (“PVOD”) in lieu of a theatrical release, which left a reduced slate of movie releases for 2020, and release dates may continue to move. Certain competitors have decided to temporarily reclose their theatres in light of the ongoing pandemic and the reduced slate of movie releases, which may further exacerbate the trend described above. As a result of the reduced slate of first-run movie releases, we have licensed and exhibited a larger number of films that were released in prior years or decades and where the film rental terms are much lower than for first-run movie releases.

The combination of theatre closures, reopening restrictions and limited new film distribution has resulted in a significantly lower industry box office for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. In response to the current low attendance levels, (in addition to any local capacity restrictions) we have made adjustments to theatre operating hours in those markets where we are open to align screen availability and associated theatre operating costs with attendance levels for each theatre. We also introduced AMC Private Screening, which allows moviegoers to reserve a separate AMC Safe & Clean auditorium for a private screening for up to 20 people, starting at $99 plus tax.

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

Movie Screens

The following table provides detail with respect to digital delivery, 3D enabled projection, large screen formats, such as IMAX® and our proprietary Dolby Cinema™, other Premium Large Format (“PLF”) screens, enhanced food and beverage offerings and our premium seating as deployed throughout our circuit on March 31, 2021. This data represents available services in a pre-COVID-19 environment. Due to mandated government attendance restrictions, the ability for guests to utilize all these amenities has been significantly curtailed:

	U.S. Markets		International Markets
	Number of	Number of	Number of	Number of
	Screens As of	Screens As of	Screens As of	Screens As of
Format	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
IMAX®	185	188	37	35
Dolby CinemaTM	153	150	6	5
Other Premium Large Format ("PLF")	55	55	74	71
Dine-in theatres	735	725	8	8
Premium seating	3,339	3,282	531	470

Guest Amenities

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

As of March 31, 2021, in our U.S. markets we featured recliner seating in approximately 345 U.S. theatres, including Dine-in-Theatres, totaling approximately 3,339 screens and representing 43.5% of total U.S. screens. In our International markets, as of March 31, 2021, we had recliner seating in approximately 83 International theatres, totaling approximately 531 screens and representing 18.7% of total International screens.

Open-source internet ticketing makes our AMC seats (approximately 1.1 million as of March 31, 2021) in all our U.S. theatres and auditoriums, for all our showtimes as available as possible, on as many websites as possible. Our tickets are currently on sale either directly or through mobile apps, at our own website and mobile apps and other third-party ticketing vendors.

Food and beverage sales are our second largest source of revenue after box office admissions. Our deployment initiatives also apply to food and beverage enhancements. We have expanded our menu of enhanced food and beverage products to include meals, healthy snacks, premium beers, wine and mixed drinks, and other gourmet products. Our long-term growth strategy calls for investment across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage design improvements to the development of new dine-in theatre options. As a result of the COVID-19 pandemic, we have temporarily modified our food and beverage operations to include more simplified concession menus, cashless transactions technology, hand sanitizer and disinfecting wipes, and condiment and drink refills available by request, all in an effort to reduce the number of touch-

points between guests and employees. We have also upgraded our Coca Cola Freestyle beverage machines to include a mobile app allowing guests to dispense drinks without the need to utilize the machine’s touch screen.

Our MacGuffins Bar and Lounges (“MacGuffins”) give us an opportunity to engage our legal age customers. As of March 31, 2021, we offer alcohol in approximately 341 AMC theatres in the U.S. markets and 243 theatres in our International markets and continue to explore expansion globally.

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

As of March 31, 2021, we had more than 23,400,000 member households enrolled in AMC Stubs® A-List, AMC Stubs Premiere™ and AMC Stubs Insider™ programs, combined. Our AMC Stubs® members represented approximately 35% of AMC U.S. markets attendance during the year ended March 31, 2021. Our large database of identified movie-goers also provides us with additional insight into our customers’ movie preferences. This enables us to have a larger, more personalized and targeted marketing effort.

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

We recorded impairment charges primarily related to long-lived assets and definite lived intangible assets of $106.5 million during the three months ended March 31, 2020. No impairment charges were recorded during the three months ended March 31, 2021. There are a number of estimates and significant judgments that are made by management in performing these impairment evaluations. Such judgments and estimates include estimates of future attendance, revenues, rent relief, cost savings, cash flows, capital expenditures, and the cost of capital, among others. Attendance is expected to be significantly below historical levels for the first several months following reopening but is expected to increase as customers become more comfortable with the experience. We believe we have used reasonable and appropriate business judgments. There is considerable management judgment with respect to cash flow estimates and appropriate discount rates to be used in determining fair value, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy. These estimates determine whether impairments have been incurred, and quantify the amount of any related impairment charge. Given the nature of our business and our recent history, future impairments are possible and they may be material, based upon business conditions that are constantly changing and the competitive business environment in which we operate.

During the three months ended March 31, 2020, we recorded non-cash impairment of long-lived assets of $81.4 million on 57 theatres in the U.S. markets with 658 screens (in Alabama, Arkansas, California, District of Columbia, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Montana, New Hampshire, New Jersey, New York, North Carolina, North Dakota, Ohio, Pennsylvania, South Dakota, Tennessee, Texas, Washington, Wisconsin and Wyoming) and $9.9 million on 23 theatres in the International markets with 213 screens (in Germany, Italy, Spain, UK and Sweden). During the three months ended March 31, 2020, we recorded impairment losses related to definite-lived intangible assets of $8.0 million. In addition, we recorded an impairment loss of $7.2 million within investment expense (income), related to equity interest investments without a readily determinable fair value accounted for under the cost method. No non-cash impairment charges of long-lived assets were recorded during the three months ended March 31, 2021.

During the three months ended March 31, 2020, we performed a quantitative impairment evaluation of our indefinite-lived intangible assets related to the AMC, Odeon and Nordic trade names and recorded impairment charges of $5.9 million related to Odeon trade names and $2.4 million related to Nordic trade names during the three months ended March 31, 2020. To estimate fair value of our indefinite-lived trade names, we employed a derivation of the Income Approach known as the Royalty Savings Method. The Royalty Savings Method values an intangible asset by estimating the royalties saved through ownership of the asset. We applied royalty rates of 0.5% for AMC and Odeon trade names and 1.0% for Nordic to the related theatre revenues on an after-tax basis using effective tax rates. Related cash flows were discounted at 12.5% for AMC and 14.0% for Odeon and Nordic. No impairment charges related to our indefinite-lived trade names were recorded during the three months ended March 31, 2021.

Goodwill. We evaluate the goodwill recorded at our two reporting units (Domestic Theatres and International Theatres) for impairment annually as of the beginning of the fourth fiscal quarter or more frequently as specific events or circumstances dictate. In accordance with ASC 350-20-35-30, we performed an assessment to determine whether there were any events or changes in circumstances that would warrant an interim ASC 350 impairment analysis as of March 31, 2021. Based on increases in our enterprise market capitalization from December 31, 2020 to March 31, 2021, we performed a qualitative impairment test to evaluate whether it is more likely than not that the fair value of our two reporting units is less than their respective carrying amounts as of March 31, 2021. We concluded that it is not more likely than not that the fair value of our two reporting units have been reduced below their respective carrying amounts. As a result, we concluded that an interim quantitative impairment test as of March 31, 2021 was not required.

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

Based on the suspension of operations at all of our theatres on or before March 17, 2020 due to the COVID-19 pandemic during the first quarter of 2020, the suspension of operations during the second and third quarters of 2020, the temporary suspension of operations of certain of our International Theatres during the fourth quarter of 2020 again after operations had previously been resumed, and the further delay or cancellation of film releases than originally estimated, we performed the Step 1 quantitative goodwill impairment test as of December 31, 2020. The impairment test for goodwill involves estimating the fair value of the reporting unit and comparing that value to our carrying value. If the estimated fair value of the reporting unit is less than our carrying value, the difference is recorded as a goodwill impairment charge, not to exceed the total amount of goodwill allocated to that reporting unit. In performing the Step 1 quantitative goodwill impairment test as of December 31, 2020, we used an enterprise value approach to measure fair value of the reporting units. The enterprise fair value of the Domestic Theatres and International Theatres reporting units were less than their carrying values as of March 31, 2020 and September 30, 2020, and the fair value of the International Theatres reporting unit was less than its fair value as of December 31, 2020 and goodwill impairment charges of $1,276.1 million and $1,030.3 million, were recorded during the year ended December 31, 2020 for our Domestic Theatres and International Theatres reporting units, respectively.

Significant Events

Additional equity financing. On December 11, 2020, we entered into an equity distribution agreement with Goldman Sachs & Co. LLC and B. Riley Securities, Inc., as sales agents to sell up to 178.0 million shares of our Class A common stock, par value $0.01 per share, through an “at-the-market” offering program. On January 25, 2021, we entered into equity distribution agreements with Goldman Sachs & Co. LLC and B. Riley Securities, Inc., as sales agents to sell up to 50.0 million shares of our Class A common stock, par value $0.01 per share, through an “at-the-market” offering program. During the three months ended March 31, 2021, we raised gross proceeds of approximately $596.9 million through our at-the-market offering for the remaining available shares under the equity distribution agreement of 187,066,293 shares of our Class A common stock and paid fees to the sales agents of approximately $14.9 million and other fees of $0.4 million. We intend to use the net proceeds from the sale of the Class A common stock pursuant to the equity distribution agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness or working capital, capital expenditures and other investments. See Note 13—Subsequent Event in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for information regarding the additional at-the-market offerings of 43 million shares of the Company’s Class A common stock.

Baltics’ theatre sale agreement. On August 28, 2020, we entered into an agreement to sell our equity interest in Forum Cinemas OU, which consists of nine theatres located in the Baltics’ region (Latvia, Lithuania and Estonia) and was included in our International markets reportable segment, for total consideration of approximately €77.25 million, including cash of approximately €64.35 million or $76.6 million prior to any transaction costs. This transaction was undertaken by us to further increase our liquidity and strengthen our balance sheet at a transaction multiple that demonstrates that market participants ascribe positive value to the business. The completion of the sale will take place in several steps and is contingent upon clearance from each regulatory competition council in each country. We received $37.5 million (€31.53 million) cash consideration upon entering into the sale agreement on August 28, 2020, transferred an equity interest of 49% in Forum Cinemas OU to the purchaser and recorded an initial noncontrolling interest of $34.9 million in total equity (deficit). During the three months ended March 31, 2021 and the three months ended December 31, 2020, we received cash consideration for the remaining interest in Estonia and Latvia of $4.1 million (€3.4 million) and $6.4 million (€5.4 million), respectively. Transaction costs of $1.4 million and net gain of $1.2 million related to the sale of 49% equity interest of Lithuania and Estonia and the 100% disposal of Latvia were recorded in additional paid-in capital during the six months ended December 31, 2020. Additional transaction costs of $0.1 million and net gain of $0.3 million related to the sale of 51% equity interest of Estonia were recorded in additional paid-in capital during the three months ended March 31, 2021. The transaction costs and net gain recorded in additional paid-in capital will be recognized in earnings when the remaining 51% interest in Lithuania is disposed. At March 31, 2021, the carrying amounts of the major classes of assets and liabilities included as part of the disposal group that were previously included in the International markets reportable segment were; goodwill of $36.3 million, property, net, of $9.1 million, operating lease right-of-use assets, net of $12.4 million, and current and long-term operating lease liabilities of $1.2 million and $11.4 million, respectively. The remaining cash consideration of approximately $31.9 million (€26.3 million) was paid upon completion of the sale of the remaining 51% equity interest in Lithuania on May 6, 2021. At March 31, 2021, our noncontrolling interest of 49% in Lithuania was $22.4 million in net assets.

Operating Results

The following table sets forth our consolidated revenues, operating costs and expenses.

	Three Months Ended
	March 31,	March 31,
(In millions)	2021	2020	% Change
Revenues
Admissions	$69.5	$568.0	(87.8)%
Food and beverage	50.1	288.1	(82.6)%
Other theatre	28.7	85.4	(66.4)%
Total revenues	148.3	941.5	(84.2)%
Operating Costs and Expenses
Film exhibition costs	22.0	271.7	(91.9)%
Food and beverage costs	9.7	53.4	(81.8)%
Operating expense, excluding depreciation and amortization below	179.7	356.9	(49.6)%
Rent	192.1	237.8	(19.2)%
General and administrative:
Merger, acquisition and other costs	6.7	0.2	* %
Other, excluding depreciation and amortization below	51.8	33.2	56.0%
Depreciation and amortization	114.1	122.5	(6.9)%
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill	—	1,851.9	(100.0)%
Operating costs and expenses	576.1	2,927.6	(80.3)%
Operating loss	(427.8)	(1,986.1)	(78.5)%
Other expense (income):
Other expense (income)	(17.4)	26.9	* %
Interest expense:
Corporate borrowings	151.5	71.3	* %
Finance lease obligations	1.4	1.6	(12.5)%
Non-cash NCM exhibitor service agreement	9.9	9.9	—%
Equity in loss of non-consolidated entities	2.8	2.9	(3.4)%
Investment expense (income)	(2.0)	9.4	* %
Total other expense, net	146.2	122.0	19.8%
Net loss before income taxes	(574.0)	(2,108.1)	(72.8)%
Income tax provision (benefit)	(6.8)	68.2	* %
Net loss	(567.2)	(2,176.3)	(73.9)%
Less: Net loss attributable to noncontrolling interests	(0.3)	—	* %
Net loss attributable to AMC Entertainment Holdings, Inc.	$(566.9)	$(2,176.3)	(74.0)%

*     Percentage change in excess of 100%

	Three Months Ended
	March 31,	March 31,
Operating Data:	2021	2020
Screen additions	32	13
Screen dispositions	63	74
Construction openings (closures), net	6	(7)
Average screens (1)	6,724	8,873
Number of screens operated	8,329	—
Number of theatres operated	682	—
Total number of circuit screens	10,518	10,973
Total number of circuit theatres	945	996
Screens per theatre	11.1	11.0
Attendance (in thousands) (1)	6,797	60,495
(1)	Includes consolidated theatres only and excludes screens offline due to construction and temporary suspension of operations as consequence of the COVID-19 pandemic.

Segment Operating Results

The following table sets forth our revenues, operating costs and expenses by reportable segment.

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(In millions)	2021	2020	2021	2020	2021	2020
Revenues
Admissions	$64.9	$389.1	$4.6	$178.9	$69.5	$568.0
Food and beverage	47.6	216.6	2.5	71.5	50.1	288.1
Other theatre	24.7	55.6	4.0	29.8	28.7	85.4
Total revenues	137.2	661.3	11.1	280.2	148.3	941.5
Operating Costs and Expenses
Film exhibition costs	20.2	198.9	1.8	72.8	22.0	271.7
Food and beverage costs	8.5	34.9	1.2	18.5	9.7	53.4
Operating expense	142.0	251.9	37.7	105.0	179.7	356.9
Rent	136.5	174.4	55.6	63.4	192.1	237.8
General and administrative expense:
Merger, acquisition and other costs	3.7	0.3	3.0	(0.1)	6.7	0.2
Other, excluding depreciation and amortization below	36.0	17.3	15.8	15.9	51.8	33.2
Depreciation and amortization	86.4	92.4	27.7	30.1	114.1	122.5
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill	—	1,214.3	—	637.6	—	1,851.9
Operating costs and expenses	433.3	1,984.4	142.8	943.2	576.1	2,927.6
Operating loss	(296.1)	(1,323.1)	(131.7)	(663.0)	(427.8)	(1,986.1)
Other expense (income):
Other expense (income)	(3.5)	25.5	(13.9)	1.4	(17.4)	26.9
Interest expense:
Corporate borrowings	143.0	70.5	8.5	0.8	151.5	71.3
Finance lease obligations	0.2	0.4	1.2	1.2	1.4	1.6
Non-cash NCM exhibitor service agreement	9.9	9.9	—	—	9.9	9.9
Equity in loss of non-consolidated entities	0.9	1.9	1.9	1.0	2.8	2.9
Investment expense (income)	(2.0)	9.4	—	—	(2.0)	9.4
Total other expense, net	148.5	117.6	(2.3)	4.4	146.2	122.0
Net loss before income taxes	(444.6)	(1,440.7)	(129.4)	(667.4)	(574.0)	(2,108.1)
Income tax provision (benefit)	(4.5)	(2.9)	(2.3)	71.1	(6.8)	68.2
Net loss	(440.1)	(1,437.8)	(127.1)	(738.5)	(567.2)	(2,176.3)
Less: net loss attributable to noncontrolling interests	—	—	(0.3)	—	(0.3)	—
Net loss attributable to AMC Entertainment Holdings, Inc.	$(440.1)	$(1,437.8)	$(126.8)	$(738.5)	$(566.9)	$(2,176.3)

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2021	2020	2021	2020	2021	2020
Segment Operating Data:
Screen additions	31	11	1	2	32	13
Screen dispositions	23	57	40	17	63	74
Construction openings (closures), net	6	—	—	(7)	6	(7)
Average screens (1)	6,390	6,665	334	2,208	6,724	8,873
Number of screens operated	7,609	—	720	—	8,329	—
Number of theatres operated	585	—	97	—	682	—
Total number of circuit screens	7,682	8,048	2,836	2,925	10,518	10,973
Total number of circuit theatres	590	630	355	366	945	996
Screens per theatre	13.0	12.8	8.0	8.0	11.1	11.0
Attendance (in thousands) (1)	6,239	39,669	558	20,826	6,797	60,495
(1)	Includes consolidated theatres only and excludes screens offline due to construction and temporary suspension of operations as consequence of the COVID-19 pandemic.

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

Adjusted EBITDA decreased $297.8 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Adjusted EBITDA in U.S. markets decreased $196.6 million, primarily due to the decrease in attendance largely attributable to the limited or temporary suspension of operations as consequence of the COVID-19 pandemic, the increase in general and administrative expense: other and the decrease in cash distributions from equity method investees, partially offset by decreases in operating expenses due to the decrease in attendance, rent, and increases in governmental assistance for COVID-19. Adjusted EBITDA in International markets decreased $101.2 million primarily due to the decreases in attendance largely attributable to the limited or temporary suspension of operations as consequence of the COVID-19 pandemic, partially offset by decreases in operating expenses due to the decrease in attendance, decreases in rent, and increases in governmental assistance for COVID-19.

The following tables set forth our Adjusted EBITDA by reportable operating segment and our reconciliation of Adjusted EBITDA:

	Three Months Ended
Adjusted EBITDA (In millions)	March 31, 2021	March 31, 2020
U.S. markets	$(200.4)	$(3.8)
International markets	(94.3)	6.9
Total Adjusted EBITDA	$(294.7)	$3.1

	Three Months Ended
(In millions)	March 31, 2021	March 31, 2020
Net loss	$(567.2)	$(2,176.3)
Plus:
Income tax provision (benefit)	(6.8)	68.2
Interest expense	162.8	82.8
Depreciation and amortization	114.1	122.5
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill (1)	—	1,851.9
Certain operating expense (2)	2.3	2.1
Equity in loss of non-consolidated entities	2.8	2.9
Cash distributions from non-consolidated entities (3)	0.3	7.6
Attributable EBITDA (4)	(0.8)	(0.1)
Investment expense (income)	(2.0)	9.4
Other expense (income) (5)	(4.8)	26.9
Other non-cash rent expense (benefit) (6)	(7.5)	2.3
General and administrative — unallocated:
Merger, acquisition and other costs (7)	6.7	0.2
Stock-based compensation expense (8)	5.4	2.7
Adjusted EBITDA	$(294.7)	$3.1
(1)	During the three months ended March 31, 2020, we recorded non-cash impairment charges of $1,124.9 million and $619.4 million related to the enterprise fair values of our Domestic Theatres and International Theatres reporting units, respectively. We recorded non-cash impairment charges related to our long-lived assets of $81.4 million on 57 theatres in the U.S. markets with 658 screens which were related to property, net, operating lease right-of-use assets, net and other long-term assets and $9.9 million on 23 theatres in the

International markets with 213 screens which were related to property, net and operating lease right-of-use assets, net, during the three months ended March 31, 2020. We recorded non-cash impairment charges related to our indefinite-lived intangible assets of $5.9 million and $2.4 million related to the Odeon and Nordic trade names, respectively, during the three months ended March 31, 2020. We also recorded non-cash impairment charges of $8.0 million related to our definite-lived intangible assets.
(2)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens including the related accretion of interest, non-cash deferred digital equipment rent expense, and disposition of assets and other non-operating gains or losses included in operating expenses. We have excluded these items as they are non-cash in nature or are non-operating in nature.
(3)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. We believe including cash distributions is an appropriate reflection of the contribution of these investments to our operations.
(4)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of our equity in (earnings) loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where we hold a significant market share, we believe attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. We also provide services to these theatre operators including information technology systems, certain on-screen advertising services and our gift card and package ticket program.

	Three Months Ended
(In millions)	March 31, 2021	March 31, 2020
Equity in loss of non-consolidated entities	$2.8	$2.9
Less:
Equity in loss of non-consolidated entities excluding International theatre joint ventures	1.2	2.1
Equity in loss of International theatre joint ventures	(1.6)	(0.8)
Income tax benefit	(0.2)	(0.1)
Investment income	—	(0.2)
Depreciation and amortization	0.9	0.8
Other expense	0.1	0.2
Attributable EBITDA	$(0.8)	$(0.1)

(5)	Other expense (income) for the three months ended March 31, 2021 included foreign currency transaction gains of $3.8 million and income related to contingent lease guarantees of $2.0 million, partially offset by financing fees of $1.0 million primarily related to deferred financing cost write-off for the Odeon revolving credit facility.

During the three months ended March 31, 2020, we recorded a loss of $20.1 million for the fair value adjustment of the derivative asset related to the Convertible Notes due 2026, credit losses related to contingent lease guarantees of $5.3 million, and foreign currency transaction losses of $2.0 million, partially offset by a gain of $0.5 million for the fair value adjustment of the derivative liability related to the Convertible Notes due 2026.

(6)	Reflects amortization expense for certain intangible assets reclassified from depreciation and amortization to rent expense due to the adoption of ASC 842, Leases and deferred rent benefit related to the impairment of right-of-use operating lease assets.
(7)	Merger, acquisition and other costs are excluded as they are non-operating in nature.
(8)	Non-cash expense included in general and administrative: other.

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

Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. For example, Adjusted EBITDA:

●	does not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments;
●	does not reflect changes in, or cash requirements for, our working capital needs;
●	does not reflect the significant interest expenses, or the cash requirements necessary to service interest or principal payments on our debt;
●	excludes income tax payments that represent a reduction in cash available to us; and
●	does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future.

Segment Information

Our historical results of operations for the three months ended March 31, 2021 and March 31, 2020 reflect the results of operations for our two Theatrical Exhibition reportable segments, U.S. markets and International markets.

Results of Operations— For the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Condensed Consolidated Results of Operations

Revenues. Total revenues decreased 84.2%, or $793.2 million, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Admissions revenues decreased 87.8%, or $498.5 million, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to an 88.8% decrease in attendance, partially offset by an 8.9% increase in average ticket price. The decrease in attendance was primarily due to the COVID-19 pandemic which prompted film distributors to delay or alternatively distribute films, deterred customers from attending our theatres and resulted in the temporary suspension of operations at our theatres in U.S. markets and International markets. The increase in average ticket price was primarily due to strategic pricing initiatives put in place over the prior year, an increase in foreign currency translation rates and lower frequency on our A-List subscription program, partially offset by decreases in attendance for 3D premium content.

Food and beverage revenues decreased 82.6%, or $238.0 million, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to the decrease in attendance. Food and beverage per patron increased 54.8% from $4.76 to $7.37 due to several contributing factors including increases in units sold per transaction and increases in the percentage of patrons making purchases due to higher child percentages, private theatre rentals, an increase in dine-in percentages, mobile orders along with price increases, reduced loyalty program penetration and the increase in foreign currency translation rates.

Total other theatre revenues decreased 66.4%, or $56.7 million, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to decreases in ticket fees, income from gift cards and package tickets and screen advertising due to the decrease in attendance, partially offset by increases in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses decreased $2,351.5 million, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to declines in the impairment of long-lived assets of $1,851.9 million and declines in operating expenses due to the decrease in attendance and a decrease in average screens operated, partially offset by an increase in foreign currency translation rates. Film exhibition costs decreased 91.9%, or $249.7 million, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 31.7% for the three months ended March 31, 2021 and 47.8% for the three months ended March 31, 2020. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in lower grossing films in the current year which typically results in lower film exhibition costs and library content.

Food and beverage costs decreased 81.8%, or $43.7 million, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 19.4% for the three months ended March 31, 2021 and 18.5% for the three months ended March 31, 2020. Food and beverage costs included $1.3 million and $2.7 million of charges for obsolete inventory during the three months ended March 31, 2021 and 2020 respectively, due to the suspension of theatre operations.

As a percentage of revenues, operating expense was 121.2% for the three months ended March 31, 2021 and 37.9% for the three months ended March 31, 2020. Rent expense decreased 19.2%, or $45.7 million, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due primarily to cash rent abatements from landlords, declines in deferred rent expense due to the impairment of right-of-use assets in calendar 2019 and 2020, and theatre closures, partially offset by the increase in foreign currency translation rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases and rent obligations of approximately $473 million that have been deferred to 2021 and future years as of March 31, 2021.

Merger, acquisition and other costs. Merger, acquisition and other costs were $6.7 million during the three months ended March 31, 2021 compared to $0.2 million during the three months ended March 31, 2020, primarily due to increases in legal and professional costs related to strategic contingent planning.

Other. Other general and administrative expense increased 56.0% or $18.6 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to increases in bonus expense, stock-based compensation expense as a result of the modification and acceleration of vesting of awards during the current and prior year and increases in non-qualified deferred compensation expense due to increases in the fair values of related investments. See Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased 6.9% or $8.4 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to lower depreciation expense on theatres impaired in calendar 2019 and 2020, partially offset by the increase in foreign currency translation rates.

Impairment of long-lived assets, indefinite-lived intangible assets and goodwill. During the three months ended March 31, 2020, we recognized non-cash impairment losses of $81.4 million on 57 theatres in the U.S. markets with 658 screens (in Alabama, Arkansas, California, District of Columbia, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Montana, New Hampshire, New Jersey, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Washington, Wisconsin and Wyoming) which were related to property, net, operating lease right-of-use assets, net and other long-term assets and $9.9 million on 23 theatres in the International markets with 213 screens (in Germany, Italy, Spain, Sweden, and UK), which were related to property, net and operating lease right-of-use assets, net. No non-cash impairment charges of long-lived assets were recorded during the three months ended March 31, 2021.

We performed quantitative impairment evaluations of our indefinite-lived intangible assets as of March 31, 2020 related to the AMC, Odeon and Nordic trade names and recorded impairment charges of $8.3 million related to the Odeon and Nordic trade names during the three months ended March 31, 2020. In addition, we performed quantitative impairment evaluations of our definite-lived intangible assets as of March 31, 2020 and recorded impairment charges of $8.0 million in U.S. markets. No impairment charges related to our indefinite-lived intangible assets were recorded during the three months ended March 31, 2021.

We performed quantitative impairment evaluations of our goodwill as of March 31, 2020 and recorded impairment charges of $1,124.9 million and $619.4 million during the three months ended March 31, 2020 for our Domestic Theatres and International Theatres reporting units, respectively. No goodwill impairment charges were recorded during the three months ended March 31, 2021.

Other expense (income). Other income of $17.4 million during the three months ended March 31, 2021 was primarily due to $12.4 million in government assistance related to COVID-19, foreign currency transaction gains of $3.8 million, and estimated credit income of $2.0 million related to contingent lease guarantees, partially offset by $1.0 million of financing fees related to the write-off of unamortized deferred charges on the Odeon revolver. Other expense of $26.9 million during the three months ended March 31, 2020 was primarily due to the decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $20.1 million and estimated credit losses related to contingent lease guarantees of $5.3 million, partially offset by income due to a decrease in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2024 of $0.5 million. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense.

Interest expense. Interest expense increased $80.0 million to $162.8 million for the three months ended March 31, 2021 compared to $82.8 million during the three months ended March 31, 2020 primarily due to:

●	the issuance of $500 million of 10.5% First Lien Notes due 2025 on April 24, 2020;
●	borrowings under revolving credit facilities of approximately $325.1 million during the three months ended March 31, 2020 that remained outstanding until February and March 2021;
●	the issuance of $300 million of 10.5% First Lien Notes due 2026 on July 31, 2020;
●	the issuance of $100 million of 15%/17% Cash/PIK/Toggle First Lien Notes due 2026 on January 15, 2021;
●	the conversion of $600.0 million 2.95% Convertible Notes due 2026 to 44,422,860 Class A common shares on January 27, 2021 that resulted in the write-off to interest expense of $70.0 million of unamortized discount and deferred charges at the date of conversion following the guidance in ASC 815-15-40-1: and
●	the issuance of £140.0 million and €296.0 million 10.75%/11.25%/PIK Term Loans due 2023 on February 19, 2021,

partially offset by:

●	a reduction in the effective interest rate from 6.37% to 4.46% on $2,017.5 million aggregate principal amount of our senior subordinated notes exchanged for $1,462.3 million aggregate principal amount of second lien notes on July 31, 2020;
●	the extinguishment of $104.5 million of Second Lien Notes due 2026 on December 14, 2020 in exchange for common shares;
●	the repayment of £89.7 million and €12.8 million outstanding amounts under the Odeon revolver on February 19, 2021;
●	a decline in interest rates related to borrowings under the Senior Secured Term Loan due 2026; and
●	the repayment in March 2021 of $212.2 million under the Senior Secured Revolving Credit Facility.

See Note 6—Corporate Borrowings and Finance Lease Obligations in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about our indebtedness.

Equity in loss of non-consolidated entities. Equity in loss of non-consolidated entities was $2.8 million for the three months ended March 31, 2021 compared to $2.9 million for the three months ended March 31, 2020. The decrease in equity in loss of $0.1 million was primarily due to decreases in equity in losses from DCIP of $1.9 million partially offset by increases in equity losses on other investments of $1.8 million.

Investment (income) expense. Investment income was ($2.0) million for the three months ended March 31, 2021 compared to investment expense of $9.4 million for the three months ended March 31, 2020. Investment income includes increases in our non-qualified deferred compensation plan investments during the three months ended March 31, 2021. Investment expense includes impairment charges of $7.2 million related to investments and declines in our non-qualified deferred compensation plan investments during the three months ended March 31, 2020.

Income tax provision (benefit). The income tax provision (benefit) was ($6.8) million and $68.2 million for the three months ended March 31, 2021 and March 31, 2020, respectively. The decrease in income tax expense is primarily due to the recording of International valuation allowances against deferred tax assets held in Spain of $40.1 million and Germany of $33.1 million during the three months ended March 31, 2020. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $567.2 million and $2,176.3 million during the three months ended March 31, 2021 and

March 31, 2020, respectively. Net loss during the three months ended March 31, 2021 compared to net loss for the three months ended March 31, 2020 was positively impacted by the decline in impairment charges related to long-lived assets, definite and indefinite-lived intangible assets and goodwill, decreased depreciation expense, lower amounts of rent expense, increases in other income, increases in investment income and decreases in income tax provision, partially offset by the decrease in attendance as a result of the COVID-19 pandemic, higher interest expense and general and administrative costs, and increases in foreign currency translation rates.

Theatrical Exhibition–U.S. Markets

 Revenues. Total revenues decreased 79.3%, or $524.1 million, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Admissions revenues decreased 83.3%, or $324.2 million, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to an 84.3% decrease in attendance, partially offset by a 6.0% increase in average ticket price. The decrease in attendance was primarily due to the COVID-19 pandemic which prompted film distributors to delay or alternatively distribute films, deterred customers from attending our theatres and resulted in the temporary suspension of operations at our theatres in U.S. markets. Our average screens operated during the three months ended March 31, 2021 declined by 4.1% from the prior year. The increase in average ticket price was primarily due to strategic pricing initiatives put in place over the prior year and lower frequency on our A-List subscription program, partially offset by decreases in attendance for 3D premium content.

Food and beverage revenues decreased 78.0%, or $169.0 million, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to the decrease in attendance. Food and beverage per patron increased 39.7% from $5.46 to $7.63 due to several contributing factors including increases in units sold per transaction and increases in the percentage of patrons making purchases due to higher child percentages, private theatre rentals, an increase in dine-in percentages, mobile orders along with price increases and reduced loyalty program penetration.

Total other theatre revenues decreased 55.6%, or $30.9 million, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to decreases in ticket fees, income from gift cards and package tickets and screen advertising due to the decrease in attendance.

Operating costs and expenses. Operating costs and expenses decreased $1,551.1 million, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to declines in the impairment of long-lived assets of $1,214.3 million and declines in operating expenses due to the decrease in attendance and a decrease in average screens operated. Film exhibition costs decreased 89.8%, or $178.7 million, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 31.1% for the three months ended March 31, 2021 and 51.1% for the three months ended March 31, 2020. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in lower grossing films in the current year which typically results in lower film exhibition costs and library content.

Food and beverage costs decreased 75.6%, or $26.4 million, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 17.9% for the three months ended March 31, 2021 and 16.1% for the three months ended March 31, 2020. Food and beverage costs included $0.5 million and $0.7 million of charges for obsolete inventory during the three months ended March 31, 2021 and 2020 respectively, due to the suspension of theatre operations.

As a percentage of revenues, operating expense was 103.5% for the three months ended March 31, 2021 and 38.1% for the three months ended March 31, 2020. Rent expense decreased 21.7%, or $37.9 million, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due primarily to cash rent abatements from landlords, declines in deferred rent expense due to the impairment of right-of-use assets in calendar 2019 and 2020 and theatre closures. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases and rent obligations of approximately $370 million that have been deferred to 2021 and future years as of March 31, 2021.

Merger, acquisition and other costs. Merger, acquisition and other costs were $3.7 million during the three months ended March 31, 2021 compared to $0.3 million during the three months ended March 31, 2020, primarily due to increases in legal and professional costs related to strategic contingent planning.

Other. Other general and administrative expense increased $18.7 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to increases in bonus expense, stock-based compensation expense as a result of the modification and acceleration of vesting of awards during the current and prior year and increases in non-qualified deferred compensation expense due to increases in the fair values of related investments. See Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased 6.5% or $6.0 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to lower depreciation expense on theatres impaired in calendar 2019 and 2020.

Impairment of long-lived assets, indefinite-lived intangible assets and goodwill. During the three months ended March 31, 2020, we recognized non-cash impairment losses of $81.4 million on 57 theatres in the U.S. markets with 658 screens (in Alabama, Arkansas, California, District of Columbia, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Montana, New Hampshire, New Jersey, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Washington, Wisconsin and Wyoming) which were related to property, net, operating lease right-of-use assets, net and other long-term assets.

We performed quantitative impairment evaluations of our definite-lived intangible assets as of March 31, 2020 and recorded impairment charges of $8.0 million in U.S. markets.

We performed quantitative impairment evaluations of our goodwill as of March 31, 2020 and recorded impairment charges of $1,124.9 million during the three months ended March 31, 2020 for our Domestic Theatres reporting unit.

Other expense (income). Other income of $3.5 million during the three months ended March 31, 2021 was primarily due to $4.2 million in government assistance related to COVID-19 and foreign currency transaction loss of $0.9 million. Other expense of $25.5 million during the three months ended March 31, 2020 was primarily due to the decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $20.1 million and estimated credit losses related to contingent lease guarantees of $5.3 million, partially offset by income due to a decrease in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2024 of $0.5 million. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense.

Interest expense. Interest expense increased $72.3 million to $153.1 million for the three months ended March 31, 2021 compared to $80.8 million during the three months ended March 31, 2020 primarily due to:

●	the issuance of $500 million of 10.5% First Lien Notes due 2025 on April 24, 2020;
●	borrowings under revolving credit facilities of approximately $212.2 million during the three months ended March 31, 2020 that remained outstanding until February and March 2021;
●	the issuance of $300 million of 10.5% First Lien Notes due 2026 on July 31, 2020;
●	the issuance of $100 million of 15%/17% Cash/PIK/Toggle First Lien Notes due 2026 on January 15, 2021; and
●	the conversion of $600.0 million 2.95% Convertible Notes due 2026 to 44,422,860 Class A common shares on January 27, 2021 that resulted in the write-off to interest expense of $70.0 million of unamortized discount and deferred charges at the date of conversion following the guidance in ASC 815-15-40-1, partially offset by:

●	a reduction in the effective interest rate from 6.37% to 4.46% on $2,017.5 million aggregate principal amount of our senior subordinated notes exchanged for $1,462.3 million aggregate principal amount of second lien notes on July 31, 2020;
●	the extinguishment of $104.5 million of Second Lien Notes due 2026 on December 14, 2020 in exchange for common shares;
●	a decline in interest rates related to borrowings under the Senior Secured Term Loan due 2026; and

●	the repayment in March 2021 of $212.2 million under the Senior Secured Revolving Credit Facility.

See Note 6—Corporate Borrowings and Finance Lease Obligations in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about our indebtedness.

Equity in loss of non-consolidated entities. Equity in loss of non-consolidated entities was $0.9 million for the three months ended March 31, 2021 compared to $1.9 million for the three months ended March 31, 2020. The decrease in equity in loss of 1.0 million was primarily due to decreases in equity in losses from DCIP of $1.9 million partially offset by increases in equity losses on other investments of $0.9 million.

Investment (income) expense. Investment income was $2.0 million for the three months ended March 31, 2021 compared to investment expense of $9.4 million for the three months ended March 31, 2020. Investment income includes increases in our non-qualified deferred compensation plan investments during the three months ended March 31, 2021. Investment expense includes impairment charges of $7.2 million related to investments and declines in our non-qualified deferred compensation plan investments during the three months ended March 31, 2020.

Income tax benefit. The income tax (benefit) was $(4.5) million and $(2.9) million for the three months ended March 31, 2021 and March 31, 2020, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $440.1 million and $1,437.8 million during the three months ended March 31, 2021 and March 31, 2020, respectively. Net loss during the three months ended March 31, 2021 compared to net loss for the three months ended March 31, 2020 was positively impacted by the decline in impairment charges related to long-lived assets, definite and indefinite-lived intangible assets and goodwill, decreased depreciation expense, lower amounts of rent expense, increases in other income, increases in investment income and increases in income tax benefit, partially offset by the decrease in attendance as a result of the COVID-19 pandemic and higher interest expense and general and administrative costs.

Theatrical Exhibition - International Markets

 Revenues. Total revenues decreased 96.0%, or $269.1 million, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Admissions revenues decreased 97.4%, or $174.3 million, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to a 97.3% decrease in attendance and a 4.1% decrease in average ticket price. The decrease in attendance was primarily due to the COVID-19 pandemic which prompted film distributors to delay or alternatively distribute films, deterred customers from attending our theatres and resulted in the temporary suspension of operations at our theatres International markets. Our average screens operated during the three months ended March 31, 2021 declined by 84.9% from the prior year. The decrease in average ticket price includes the impact of an increase in foreign currency translation rates and reflects minimal volumes of attendance.

Food and beverage revenues decreased 96.5%, or $69.0 million, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to the decrease in attendance. Food and beverage per patron increased 30.6% from $3.43 to $4.48 due to minimal volumes of attendance and the increase in foreign currency translation rates.

Total other theatre revenues decreased 86.6%, or $25.8 million, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to decreases in ticket fees, income from gift cards and package tickets and screen advertising due to the decrease in attendance, partially offset by increases in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses decreased $800.4 million, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to declines in the impairment of long-lived assets of $637.6 million and declines in operating expenses due to the decrease in attendance and a decrease in average screens operated, partially offset by an increase in foreign currency translation rates. Film exhibition costs decreased 97.5%, or $71.0 million, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 39.1% for the three months ended March 31, 2021 and 40.7% for the three months ended March 31, 2020.

Food and beverage costs decreased 93.5%, or $17.3 million, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 48.0% for the three months ended March 31, 2021 and 25.9% for the three months ended March 31, 2020. Food and beverage costs included $0.8 million and $2.0 million of charges for obsolete inventory during the three months ended March 31, 2021 and 2020 respectively, due to the suspension of theatre operations.

As a percentage of revenues, operating expense was not meaningful for the three months ended March 31, 2021 due to the low levels of revenues and 37.5% for the three months ended March 31, 2020. Rent expense decreased 12.3%, or $7.8 million, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due primarily to cash rent abatements from landlords, declines in deferred rent expense due to the impairment of right-of-use assets in calendar 2019 and 2020, and theatre closures, partially offset by the increase in foreign currency translation rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases and rent obligations of approximately $103 million that have been deferred to 2021 and future years as of March 31, 2021.

Merger, acquisition and other costs. Merger, acquisition and other costs were $3.0 million during the three months ended March 31, 2021 compared to ($0.1) million during the three months ended March 31, 2020, primarily due to increases in legal and professional costs related to strategic contingent planning.

Other. Other general and administrative expense decreased 0.6% or $0.1 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Depreciation and amortization. Depreciation and amortization decreased 8.0% or $2.4 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to lower depreciation expense on theatres impaired in calendar 2019 and 2020 partially offset by the increase in foreign currency translation rates.

Impairment of long-lived assets, indefinite-lived intangible assets and goodwill. During the three months ended March 31, 2020, we recognized non-cash impairment losses of $9.9 million on 23 theatres in the International markets with 213 screens (in Germany, Italy, Spain, Sweden, and UK), which were related to property, net and operating lease right-of-use assets, net.

We performed quantitative impairment evaluations of our indefinite-lived intangible assets as of March 31, 2020 related to the Odeon and Nordic trade names and recorded impairment charges of $8.3 million related to the Odeon and Nordic trade names during the three months ended March 31, 2020.

We performed quantitative impairment evaluations of our goodwill as of March 31, 2020 and recorded impairment charges of $619.4 million during the three months ended March 31, 2020 for our International Theatres reporting unit.

Other expense (income). Other income of $13.9 million during the three months ended March 31, 2021 was primarily due to $8.2 million in government assistance related to COVID-19, foreign currency transaction gains of $4.7 million, and estimated credit income of $2.0 million related to contingent lease guarantees, partially offset by $1.0 million of financing fees related to the write-off of unamortized deferred charges on the Odeon revolver. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense.

Interest expense. Interest expense increased $7.7 million to $9.7 million for the three months ended March 31, 2021 compared to $2.0 million during the three months ended March 31, 2020 primarily due to:

●	the issuance of £140.0 million and €296.0 million 10.75%/11.25%/PIK Term Loans due 2023 on February 19, 2021,

partially offset by:

●	the repayment of £89.7 million and €12.8 million outstanding amounts under the Odeon revolver on February 19, 2021.

See Note 6—Corporate Borrowings and Finance Lease Obligations in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about our indebtedness.

Equity in loss of non-consolidated entities. Equity in loss of non-consolidated entities was $1.9 million for the three months ended March 31, 2021 compared to $1.0 million for the three months ended March 31, 2020.

Investment (income) expense. Investment income was $0 million for the three months ended March 31, 2021 and March 31, 2020.

Income tax provision (benefit). The income tax provision (benefit) was ($2.3) million and $71.1 million for the three months ended March 31, 2021 and March 31, 2020, respectively. The decrease in income tax expense is primarily due to the recording of International valuation allowances against deferred tax assets held in Spain of $40.1 million and Germany of $33.1 million during the three months ended March 31, 2020. See Note 8—Income Taxes in the Notes to the Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $127.1 million and $738.5 million during the three months ended March 31, 2021 and March 31, 2020, respectively. Net loss during the three months ended March 31, 2021 compared to net loss for the three months ended March 31, 2020 was positively impacted by the decline in impairment charges related to long-lived assets, definite and indefinite-lived intangible assets and goodwill, decreased depreciation expense, lower amounts of rent expense, increases in other income and decreases in income tax provision, partially offset by the decrease in attendance as a result of the COVID-19 pandemic, higher interest expense and general and administrative costs, and increases in foreign currency translation rates.

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

We had working capital deficits (excluding restricted cash) as of March 31, 2021 and December 31, 2020 of $597.5 million and $1,104.6 million, respectively. As of March 31, 2021 and December 31, 2020, working capital included operating lease liabilities of $591.1 million and $583.6 million, respectively, and deferred revenues of $404.3 million and $405.4 million, respectively. At March 31, 2021, we had $211.9 million available for borrowing, net of letters of credit, under our $225.0 million Senior Secured Revolving Credit Facility. At December 31, 2020, we had borrowed all available amounts under our Senior Secured Revolving Credit Facility. We had borrowed $212.2 million (the full availability net of standby letters of credit) under our $225.0 million Senior Secured Revolving Credit Facility as of December 31, 2020. We also maintained a revolving credit facility due February 14, 2022 at our Odeon subsidiary (the “Odeon Revolver”). This facility was replaced on February 15, 2021 by the Odeon Term Loan Facility. Reference is made to Note 6—Corporate Borrowings and Finance Lease Obligations in the Notes to the Condensed Consolidated Financial Statements thereof under Item 1 of Part I of this Form 10-Q for further information about the Odeon Term Loan Facility. As of December 31, 2020, we had borrowed $120.8 million (the full availability net of standby letters of credit) under our £100.0 million Odeon Revolver ($136.3 million based on the foreign currency translation rate of 1.3628 on December 31, 2020).

In response to the COVID-19 pandemic, we adjusted certain elements of our business strategy and took and continue to take significant steps to preserve cash by eliminating non-essential costs, including reductions to our variable costs and elements of our fixed cost structure, including, but not limited to:

●	Suspended non-essential operating expenditures, including some marketing and promotional and travel and entertainment expenses, and where possible, utilities and reduced essential operating expenditures to minimum levels necessary while theatres are closed;
●	Terminated or deferred all non-essential capital expenditures to minimum levels necessary while theatres are operating for limited hours or closed;
●	Implemented measures to reduce corporate-level employment costs while closed, including full or partial furloughs of all corporate-level Company employees for a period of time, including senior executives, with individual work load and salary reductions ranging from 20% to 100%; cancellation of pending annual merit pay increases; and elimination or reduction of non-healthcare benefits. With the resumption of operations, we eliminated the full and partial furloughs and employment costs increased. The increase in employment costs during the three months ended March 31, 2021 was primarily due to increases in bonus expense, stock-based compensation expense as a result of the modification and acceleration of vesting of awards during the current and prior year and increases in non-qualified deferred compensation expense due to increases in the fair values of related investments;
●	All domestic theatre-level crew members were fully furloughed and theatre-level managements’ hours were reduced to the minimum levels necessary to begin resumption of operations when permitted. Similar efforts to reduce theatre-level and corporate employment costs were undertaken internationally consistent with applicable laws across the jurisdictions in which we operate. As we resumed limited operations, employment costs increased;
●	Working with our landlords, vendors, and other business partners to manage, defer, and/or abate the related rent expenses and operating expenses;
●	Introduced an active cash management process, which, among other things, requires senior management approval of all outgoing payments;
●	Since April 24, 2020, we have been prohibited from making dividend payments in accordance with the covenant suspension conditions in our Senior Secured Credit Facility Agreement. We had also previously elected to decrease the dividend paid in the first quarter of 2020 by $0.17 per share. The cash savings as a result of the prior decrease and current prohibition on making dividend payments was $4.3 million during the three months ended March 31, 2021 in comparison to the three months ended March 31, 2020; and
●	We are prohibited from making purchases under our stock repurchase program in accordance with the covenant suspension conditions in our Senior Secured Credit Facility Agreement.

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

In addition to preserving cash, we enhanced liquidity through debt issuances, debt exchanges and equity sales as follows. See Note 6—Corporate Borrowings and Finance Lease Obligations and Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I in this Form 10-Q for further information.

●	The April 2020 issuance of $500 million of First Lien Notes due 2025.
●	The July 2020 completion of a debt exchange offer in which we issued approximately $1.46 billion aggregate principal amount of Second Lien Notes due 2026 in exchange for approximately $2.02 billion principal amount of our senior subordinated notes, reducing the principal amounts of our debt by approximately $555 million and extending maturities on approximately $1.7 billion of debt to 2026, most of which was maturing in 2024 and 2025 previously. Interest on the Second Lien Notes due 2026 for the first three six-month interest periods after the issue date is expected to be paid all or in part on an in-kind basis pursuant to the terms of the Second Lien Notes due 2026.
●	The July 2020 issuance of the First Lien Notes due 2026 in which we received proceeds of $270.0 million, net of discounts and deferred charges.
●	The launch of several “at-the-market” equity offerings to raise capital through the sale of our Class A common stock. During the year ended December 31, 2020, we sold 91.0 million shares, generating $272.8 million in gross proceeds and paid fees to sales agents of $6.8 million. In January 2021, we sold 187.1 million shares, generating $596.9 million in gross proceeds and paid fees to sales agents of $14.9 million and other fees of $0.4 million. See Note 13—Subsequent Event in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for information regarding the additional at-the-market offerings of 43 million shares related to our remaining authorized shares of Class A common stock.
●	The December 2020 issuance of 21,978,022 shares of Class A common stock to Mudrick Capital Management, LP (“Mudrick”) in exchange for $104.5 million aggregate principal amount of the Second Lien Notes due 2026 and a commitment from Mudrick to purchase $100 million aggregate principal amount of 15%/17%

Cash/PIK Toggle First Lien Secured Notes due 2026 (“First Lien Toggle Notes due 2026”) which we issued to Mudrick in January 2021 for cash.
●	The January 2021 conversion by holders of all $600 million of our 2.95% Convertible Senior Secured Notes due 2026 into shares of our Class A common stock at a conversion price of $13.51 which resulted in the issuance of 44,422,860 shares of our Class A Common Stock and reduced annual cash interest expense by $17.7 million.
●	The February 2021 entry into a new £140.0 million and €296.0 million term loan facility agreement (the “Odeon Term Loan Facility”) by Odeon Cinemas Group Limited (“Odeon”). Approximately £89.7 million and €12.8 million of the net proceeds from the Odeon Term Loan Facility was used to repay in full Odeon’s obligations (including principal, interest, fees and cash collateralized letters of credit) under our existing revolving credit facility and the remaining net proceeds will be used for general corporate purposes.

If attendance levels increase consistent with our assumptions described below, we currently estimate that our existing cash and cash equivalents will be sufficient to comply with minimum liquidity requirements under our debt covenants, fund operations, and satisfy obligations including cash outflows for increased rent and planned capital expenditures currently and through early May of 2022. This requires that we achieve significant increases in attendance levels beginning in the third quarter of 2021 and ultimately reaching 85% of pre COVID-19 attendance levels by the fourth quarter of 2021 and through the first and second quarters of 2022 as the vaccine rollout continues and more Hollywood product is released in our theatres. We entered into the Ninth Amendment, pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant applicable to the Senior Secured Revolving Credit Facility from March 31, 2021 to March 31, 2022, as described, and on the terms and conditions specified, therein. As a result, we will be subject to the financial covenant beginning with the quarter ending June 30, 2022. We are subject to minimum liquidity requirements of approximately $145 million of which $100 million is required under the conditions for the Extended Covenant Suspension Period under the Senior Secured Revolving Credit Facility during the Extended Covenant Suspension Period, as amended, and £32.5 million (approximately $45 million) required under the Odeon Term Loan Facility. Our liquidity needs thereafter will depend, among other things, on the timing of a full resumption of operations, the timing of movie releases and our ability to generate cash from operations.

We continue to explore potential sources of additional liquidity, including:

●	Additional equity financing. On April 27, 2021, the Board of Directors (the “Board”) determined not to seek stockholder approval of the proposal to approve an amendment to our Third Amended and Restated Certificate of Incorporation to increase the total number of shares of Class A common stock (par value $0.01 per share) we shall have the authority to issue by 500,000,000 shares to a total of 1,024,173,073 shares of Class A common stock (“Proposal 1”), and has withdrawn Proposal 1 from the agenda for the 2021 annual meeting of stockholders (the “Annual Meeting”). The Board reserves the right to propose an amendment of the Certificate of Incorporation to increase the authorized shares or for other items at any point in the future.

We plan to pursue equity issuances for our remaining authorized shares. See Note 13—Subsequent Event in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for information regarding the additional at-the-market offerings of 43 million shares related to our remaining authorized shares of Class A common stock. The amount of liquidity we might generate will primarily depend on the market price of our Class A common stock, trading volumes, which impact the number of shares we are able to sell, and the available periods during which sales may be made. Because our market price and trading volumes are volatile, there is no guarantee as to the amounts of liquidity we might generate or that our prior experience accurately predicts the results we will achieve.

●	Landlord negotiations. Commencing in 2021, our cash expenditures for rent are scheduled to increase significantly as a result of rent obligations that had been deferred to 2021 and future years that were approximately $473.0 million as of March 31, 2021. In light of our liquidity challenges, and in order to establish our long-term viability, we believe we must continue to reach accommodations with our landlords to abate or defer a substantial portion of our rent obligations, in addition to generating sufficient amounts of liquidity through equity issuances and the other potential financing arrangements discussed below. Accordingly, we entered into additional landlord negotiations to seek material reductions, abatements and deferrals in our rent obligations. In connection with these negotiations, we have finalized agreements or agreements in principle with the landlords for a majority of leases where we have entered into negotiations. To the extent we achieve substantial deferrals but not abatements, our cash requirements will increase substantially in the future.
●	Other creditor discussions. While the liquidity we have raised has substantially extended our liquidity runway, the new debt we have issued or that has been committed, together with the higher interest rate payments that will be required in the future but have largely been deferred, will substantially increase our leverage and future cash requirements. These future cash requirements, like our deferred rent obligations, will present a challenge to our long-term viability if our operating income does not return to pre-COVID levels. Even then, we believe we will need to engage in discussions with our creditors to substantially reduce our leverage. We expect to continue to explore alternatives that include new-money financing and may involve converting debt to equity, which would help manage our leverage but could be dilutive to holders of our common stock. These discussions may not result in any agreement on commercially acceptable terms.
●	Covenant suspension. We entered into the Ninth Amendment, pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant applicable to the Senior Secured Revolving Credit Facility from March 31, 2021 to March 31, 2022, as described, and on the terms and conditions specified, therein. See Note 6—Corporate Borrowings and Finance Lease Obligations in the Notes to the Condensed Consolidated Financial Statements under Item 1 of the Part I thereof for further information.
●	Joint-venture or other arrangements with existing business partners and minority investments in our capital stock. We continue to explore other potential arrangements, including equity investments, to generate additional liquidity.

It is very difficult to estimate our liquidity requirements, future cash burn rates and future attendance levels. Depending on our assumptions regarding the timing and ability to achieve more normalized levels of operating revenue, the estimates of amounts of required liquidity vary significantly. Similarly, it is very difficult to predict when theatre attendance levels will normalize, which we expect will depend on the widespread availability and use of effective vaccines for the coronavirus. However, our current cash burn rates are not sustainable. Further, we cannot accurately predict what future changes may occur to the supply or release date of movie titles available for theatrical exhibition once moviegoers are prepared to return in large numbers. Nor can we know with certainty the impact on consumer movie-going behavior of Warner Bros.’s decision to release its entire 2021 slate of movies on HBO Max at the same time as the movies debut in theatres, or the potential attendance impact of other studio decisions to accelerate in home availability of their theatrical movies. Studio negotiations regarding evolving theatrical release models and film licensing terms are ongoing. There can be no assurance that the attendance levels and other assumptions used to estimate our liquidity requirements and future cash burn rates will be correct, and our ability to be predictive is uncertain due to the unknown magnitude and duration of the COVID-19 pandemic. Further, there can be no assurances that we will be successful in generating the additional liquidity necessary to meet our obligations beyond twelve months from the issuance of these financial statements on terms acceptable to us or at all. If we are unable to maintain or renegotiate our minimum liquidity covenant requirements, it could have a significant adverse effect on our business, financial condition and operating results.

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

Cash Flows from Operating Activities

Cash flows used in operating activities, as reflected in the condensed consolidated statements of cash flows, were $312.9 million and $184.0 million during the three months ended March 31, 2021 and March 31, 2020, respectively. The increase in cash flows used in operating activities was primarily due to decreased attendance levels and temporary suspension of operations at all of our theatres on or before March 17, 2020, which resulted in lower operating results during the three months ended March 31, 2021.

Cash Flows from Investing Activities

Cash flows used in investing activities, as reflected in the condensed consolidated statements of cash flows, were $16.0 million and $87.4 million during the three months ended March 31, 2020 and March 31, 2020, respectively. Cash outflows from investing activities include capital expenditures of $11.9 million and $91.7 million during the three months ended March 31, 2021 and March 31, 2020, respectively. In 2020, as a result of the COVID-19 pandemic, we significantly reduced capital expenditures to maintenance levels and with the exception of prior commitments, have temporarily suspended growth capital expenditures at this time. During the three months ended March 31, 2021, cash flows used in investing activities included proceeds from the disposition of assets of $5.2 million, primarily related to the sale of our remaining interest in one of the Baltic’s theatres located in Estonia of $3.8 million and proceeds received from the disposition of one property of $1.4 million. During the three months ended March 31, 2021, we made an additional investment of $9.3 million in Saudi Cinema Company LLC. During the three months ended March 31, 2020, cash flows used in investing activities included the proceeds from the disposition of long-term assets of $3.4 million related to one property.

We fund the costs of constructing, maintaining and remodeling our theatres through existing cash balances, cash generated from operations, landlord contributions, or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for the construction costs. We expect capital expenditures (net of landlord contributions) to be between $100 million and $120 million for year ended December 31, 2021, primarily to maintain operations.

Cash Flows from Financing Activities

Cash flows provided by financing activities, as reflected in the condensed consolidated statements of cash flows, were $854.7 million and $312.4 million during the three months ended March 31, 2021 and March 31, 2020, respectively. The increase in cash flows from financing activities during the three months ended March 31, 2021 was primarily due to the borrowings under the Odeon Term Loan Facility of $534.3 million, the issuance of First Lien Toggle Notes due 2026 of $100.0 million, and net proceeds from the sale of Class A common stock of $581.6 million, partially offset by the repayments under the revolving credit facilities of $335.0 million, payment for deferred financing costs of $19.0 million, and principal payments under the Term Loan due 2026 of $5.0 million.

During the three months ended March 31, 2020, cash inflows from financing activities included borrowings under our revolving credit facilities were $325.1 million, partially offset by principal payments under the Term Loan due 2026 of $5.0 million. During the three months ended March 31, 2020, we paid dividends and dividend equivalents of $4.3 million. The following is a summary of dividends declared to stockholders:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 26, 2020	March 9, 2020	March 23, 2020	$0.03	$3.2

Senior Secured Credit Facilities (Senior Secured Revolving Credit Facility and Senior Secured Term Loan due 2026). On March 8, 2021, we entered into the Ninth Amendment, pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant under our Credit Agreement from a period ending on March 31, 2021 to a period ending on March 31, 2022 (the “Extended Covenant Suspension Period”). As an ongoing condition to the suspension of the financial covenant, we also agreed to (i) a minimum liquidity test of $100 million, (ii) an anti-cash hoarding test at any time Revolving Loans are outstanding and (iii) additional reporting obligations. On March 8, 2021, we entered into the Tenth Amendment, pursuant to which we agreed not to consent to certain modifications to the Credit Agreement described in the Tenth Amendment without the consent of the majority of the revolving lenders party to the Tenth Amendment.

Odeon Term Loan Facility. On February 15, 2021, Odeon Cinemas Group Limited (“Odeon”), a wholly-owned subsidiary of the Company entered into a new £140.0 million and €296.0 million term loan facility agreement (the “Odeon Term Loan Facility”), by and among Odeon, the subsidiaries of Odeon party thereto, the lenders and other loan parties thereto and Lucid Agency Services Limited as agent and Lucid Trustee Services Limited as security agent. Approximately £89.7 million and €12.8 million of the net proceeds from the Odeon Term Loan Facility were used to repay in full Odeon’s obligations (including principal, interest, fees and cash collateralized letters of credit) under its existing revolving credit facility and the remaining net proceeds will be used for general corporate purposes. The Odeon Term Loan Facility has a maturity of 2.5 years from the date on which it is first drawn. Borrowings under the Odeon Term Loan Facility bear interest at a rate equal to 10.75% per annum during the first year and 11.25% thereafter. The interest is capitalized on the last day of each interest period and added to the outstanding principal amount, however Odeon has the option to elect to pay interest in cash. All obligations under the Odeon Term Loan Facility are guaranteed by certain subsidiaries of Odeon. We are subject to minimum liquidity requirements of £32.5 million (approximately $45 million) required under the Odeon Term Loan Facility, measured at each quarter end date.

First Lien Toggle Notes due 2026. On January 15, 2021, we issued $100.0 million aggregate principal amount of our First Lien Toggle Notes due 2026 as contemplated by the previously disclosed commitment letter with Mudrick Capital Management, LP, dated as of December 10, 2020. The First Lien Toggle Notes due 2026 were issued pursuant to an indenture dated as of January 15, 2021 among us, the guarantors named therein and the U.S. Bank National Association, as trustee and collateral agent. The First Lien Toggle Notes due 2026 bear cash interest at a rate of 15% per annum payable semi-annually in arrears on January 15 and July 15, beginning on July 15, 2021. Interest for the first three interest periods after the issue date may, at our option, be paid in PIK interest at a rate of 17% per annum, and thereafter interest shall be payable solely in cash. The First Lien Toggle Notes due 2026 will mature on April 24, 2026. The indenture provides that the First Lien Toggle Notes due 2026 are general senior secured obligations of the Company and are secured on a pari passu basis with the Senior Credit Facilities, the First Lien Notes due 2026, the First Lien Notes due 2025, and the Convertible Notes due 2026.

Convertible Notes. On January 27, 2021, affiliates of Silver Lake and certain co-investors (collectively, the “Noteholders”) elected to convert (the “Conversion”) all $600.0 million principal amount of our Convertible Notes due 2026 into shares of our Class A common stock at a conversion price of $13.51 per share. The Conversion settled on January 29, 2021 and resulted in the issuance of 44,422,860 shares of our Class A common stock to the Noteholders. The Conversion reduced our first-lien indebtedness by $600.0 million. Pursuant to the Stock Repurchase and Cancellation Agreement with Dalian Wanda Group Co., Ltd. (“Wanda”) dated as of September 14, 2018, 5,666,000 shares of our Class B common stock held by Wanda were forfeited and cancelled in connection with the Conversion.

See Note 6—Corporate Borrowings and Finance Lease Obligations in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information regarding the above.

Contractual Obligations, Commitments and Contingencies

We have commitments and contingencies for finance leases, corporate borrowings, operating leases, capital related betterments and pension funding that were summarized in a table in our Annual Report on Form 10–K for the year ended December 31, 2020. Except as set forth above and below with respect to corporate borrowings and leases, since December 31, 2020, there have been no material changes to the commitments and contingencies outside of the ordinary course of business.

We borrowed under our Odeon Term Loan Facility, issued First Lien Toggle Notes due 2026, and Silver Lake and certain co-investors elected to convert all of our Convertible Notes due 2026 into shares of our Class A common stock. See Note 6—Corporate Borrowings and Finance Lease Obligations in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information, including a table that provides the principal payments required and maturities of corporate borrowings as of March 31, 2021.

We received rent concessions provided by the lessors that aided or will aid, in mitigating the economic effects of COVID-19. These concessions primarily consist of deferral of rent payments and rent abatements. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information, including a table of the minimum annual payments required under existing operating and finance lease liabilities (net present value thereof) as of March 31, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, our financial results are exposed to fluctuations in interest rates and foreign currency exchange rates. In accordance with applicable guidance, we presented a sensitivity analysis showing the potential impact to net income of changes in interest rates and foreign currency exchange rates. For the three months ended March 31, 2021 and March 31, 2020, our analysis utilized a hypothetical 100 basis-point increase or decrease to the average interest rate on our variable rate debt instruments to illustrate the potential impact to interest expense of changes in interest rates. For the three months ended March 31, 2021 and March 31, 2020, our analysis utilized a hypothetical 100 basis-point increase or decrease to market interest rates on our fixed rate debt instruments to illustrate the potential impact to fair value of changes in interest rates.

Similarly, for the same period, our analysis used a uniform and hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net income of changes in foreign exchange rates. These market risk instruments and the potential impacts to the condensed consolidated statements of operations are presented below.

Market risk on variable-rate financial instruments. At March 31, 2021 and March 31, 2020, we maintained Senior Secured Credit Facilities comprised of a $225.0 million Senior Secured Revolving Credit Facility and $2,000.0 million of Senior Secured Term Loan due 2026. The Credit Agreement (which governs the Senior Secured Credit Facilities) provides for borrowings at a rate per annum equal to, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, and (b) the prime rate announced by the Administrative Agent or (2) LIBOR plus (x) in the case of the Senior Secured Term Loans, 2.0% for base rate loans or 3.0% for LIBOR loans or (y) in the case of the Senior Secured Revolving Credit Facility, an applicable margin based on the Secured Leverage Ratio (defined in the Credit Agreement). The rate in effect for the outstanding Senior Secured Term Loan due 2026 was 3.195% per annum at March 31, 2021 and 4.61% per annum at March 31, 2020. At March 31, 2020, we also maintained a revolving credit facility due February 14, 2020 at our Odeon subsidiary.

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At March 31, 2021, we had no variable-rate borrowings outstanding under our revolving credit facilities and had an aggregate principal balance of $1,960.0 million outstanding under the Term Loan due 2026. A 100-basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facilities by $4.9 million during the three months ended March 31, 2021. At March 31, 2020, we had an aggregate principal balance of $215.0 million under our revolving credit facility, $109.8 million under the Odeon Revolver Credit Facility, and an aggregate principal balance of $1,980.0 million outstanding under the Senior Secured Term Loan due 2026. A 100-basis point change in market interest rates would have increased or decreased interest expense on our revolving credit facility and the Senior Secured Term Loan due 2026 by $5.5 million and on the Odeon Revolver Credit Facility by $0.3 million during the three months ended March 31, 2020.

Market risk on fixed-rate financial instruments. Included in long-term corporate borrowings at March 31, 2021 were principal amounts of $500.0 million of our First Lien Notes due 2025, $1,423.6 million of our Second Lien Notes due 2026, $538.8 million (£140.0 million and €296.0 million) of our Odeon Term Loan due 2023, $300.0 million of our First Lien Notes due 2026, $100.0 million First Lien Toggle Notes due 2026, $98.3 million of our Notes due 2025, $55.6 million of our Notes due 2026, $130.7 million of our Notes due 2027, and £4.0 million ($5.5 million) of our Sterling Notes due 2024. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $99.3 million and $(94.9) million, respectively, as of March 31, 2021.

Included in long-term corporate borrowings at March 31, 2020 were principal amounts of $600.0 million of our Convertible Notes due 2024, $600.0 million of our Notes due 2025, $595.0 million of our Notes due 2026, $475.0 million of our Notes due 2027, and £500.0 million ($617.3 million) of our Sterling Notes due 2024. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $42.3 million and $(40.2) million, respectively, as of March 31, 2020.

Foreign currency exchange rate risk. We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our ownership of Odeon and Nordic. Odeon’s revenues and operating expenses are transacted in British Pounds and Euros, and Nordic’s revenues and operating expenses are transacted primarily in Swedish Krona and Euros. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If Odeon and Nordic operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for Odeon and Nordic. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our ownership in Odeon and Nordic as of March 31, 2021, holding everything else constant, a hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net income (loss) of changes in foreign exchange rates would decrease the aggregate net loss of our International theatres for the three months ended March 31, 2021 by approximately $12.6 million. Based upon our ownership in Odeon and Nordic as of March 31, 2020, holding everything else constant, a hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net loss of changes in foreign exchange rates would decrease the aggregate net earnings of our International theatres for the three months ended March 31, 2020 by approximately $73.8 million.

Our foreign currency translation rates increased by approximately 9.2% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

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

The Company has not experienced any material impact to its internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the COVID-19 pandemic. Most of the Company’s employees worked remotely during the period in which we prepared these financial statements due to the impact of COVID-19. The Company enhanced its oversight and monitoring during the close and reporting process and assessed frequency of controls to align with decreased or no volume of transactions occurring during the limited or temporary suspension of theatre operations. Other than enhancing Company’s oversight and monitoring processes, the Company did not alter or compromise its disclosure controls and procedures. The Company is continually monitoring and assessing the need to modify or enhance its disclosure controls to ensure disclosure controls and procedures continue to be effective.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Note 11—Commitments and Contingencies of the Notes to the Company’s Condensed Consolidated Financial Statements contained in Part I of this quarterly report on Form 10–Q for information on certain litigation to which we are a party.

Item 1A. Risk Factors

Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10–K for the year ended December 31, 2020. There have been no material changes to the risk factors contained in our Quarterly Report on Form 10-Q for the three months ended March 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

Non-Qualified Deferred Compensation Plan Termination

On May 3, 2021, the Compensation Committee of the Board of Directors of the Company approved the termination and liquidation of the American Multi-Cinema, Inc. Non-Qualified Deferred Compensation Plan ("NQDC"), a non-qualified defined contribution plan benefiting a group of Company’s highly compensated employees.

In connection with this action and to document the termination, the Compensation Committee approved an amendment to the NQDC (the NQDC Amendment”), which has been filed as an exhibit to this Form 10-Q. Additional information regarding the NQDC, including the named executive officers with account balances under the NQDC, can be found in the Company’s Proxy Statement on Schedule 14A for its 2021 annual meeting of stockholders filed with the Securities and Exchange Commission on March 19, 2021 (the “Proxy Statement”).

In compliance with Section 409A of the Internal Revenue Code and Treasury regulations issued thereunder, (i) no further contributions shall be made to the NQDC after May 3, 2021, (ii) payments in liquidation of the NQDC are being made 12 months after termination, and (iii) participants shall receive distributions in the ordinary course of business prior to the liquidation date as prescribed by the NQDC.

The aggregate balance of the NQDC was approximately $11.8 million as of March 31, 2021. Distributions from the NQDC will be made in cash from the investment balances included in the NQDC. See the Proxy Statement for information about the individual account balances for the named executive officers as of December 31, 2020.

The account balances in the NQDC have accumulated as a result of prior compensation earned by the participants and contributions reflect participant elective compensation deferrals.

Annual Meeting Postponement

On May 4, 2021, the Board of Directors of the Company postponed the Annual Meeting of Stockholders from May 4, 2021, to July 29, 2021. The Board of Directors also set a new record date of June 2, 2021, for stockholders entitled to attend and vote at the rescheduled meeting. The postponement was approved to provide additional time for the Company’s current stockholders vote and for the Company to solicit proxies in connection with certain proposals.

The Company filed a definitive proxy statement with the SEC on March 19, 2021, and will be filing a revised proxy statement with the SEC after the new record date. The postponement will provide stockholders additional time to review and consider such information prior to the Annual Meeting. Because a new record date has been established, stockholders will receive a new notice for the Annual Meeting and will need to resubmit their votes, even if they have previously voted.

The Company previously announced that any stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, in order to be included in the proxy materials for the Annual Meeting, must be received at the Company’s principal executive offices no later than December 31, 2020. No such stockholder proposals were received by that deadline. Stockholders wishing to submit proposals for the rescheduled meeting outside the process of Rule 14a-8 or nominate individuals to the Board of Directors must comply with the advance notice and other provisions of the Company’s Bylaws and, to be timely, a notice from the stockholder must be delivered to the Corporate Secretary at the Company’s principal offices no later than 5:00 pm Central Time at One AMC Way, 11500 Ash Street, Leawood, Kansas 66211, no earlier than May 30, 2021 or later than June 29, 2021.

Amendment to Bylaws

On May 4, 2021, the Board of Directors of the Company approved an amendment to Article II, Section 6 of the Company’s Bylaws to reduce the number of shares present at meeting of stockholders necessary to constitute a quorum to conduct business from a majority of issued and outstanding shares to one-third (1/3) of issued and outstanding shares. The amendment to the Bylaws has been filed as an exhibit to this Form 10-Q.

Item 6. Exhibits.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1(a)

Third Amended and Restated Bylaws of AMC Entertainment Holdings, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on November 22, 2013, as amended).

3.1(b)

Amendment to the Third Amended and Restated Bylaws of AMC Entertainment Holdings, Inc., effective as of July 29, 2020 (incorporated by reference from Exhibit 3.2 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

3.1(c)

Second Amendment to the Third Amended and Restated Bylaws of AMC Entertainment Holdings, Inc. (incorporated by reference from Exhibit 3.2 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on January 25, 2021).

*3.1(d)	Third Amendment to the Third Amended and Restated Bylaws of AMC Entertainment Holdings, Inc. effective as of May 4, 2021.

4.1

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

4.2

Form of 15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026 (incorporated by reference from Exhibit 4.2 (and is included in Exhibit 4.1) to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on January 19, 2021).

4.3

Ninth Amendment, dated as of March 8, 2021, by and among AMC Entertainment Holdings, Inc., the lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as administrative agent (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on March 9, 2021).

4.4

Tenth Amendment, dated as of March 8, 2021, by and among AMC Entertainment Holdings, Inc. and the lenders from time to time party thereto (incorporated by reference from Exhibit 10.2 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on March 9, 2021).

4.5

Certificate of Retirement of 51,769,784 Shares of Class B Common Stock of AMC Entertainment Holdings, Inc., dated as of February 24, 2021 (incorporated by reference from Exhibit 4.32 to AMC’s Annual Report on Form 10-K (File No. 1-33892) filed on March 12, 2021).

10.1

Equity Distribution Agreement, dated as of December 11, 2020, by and between AMC Entertainment Holdings, Inc., Goldman Sachs & Co. LLC and B. Riley Securities, Inc. (incorporated by reference from Exhibit 1.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on December 11, 2020).

10.2

Equity Distribution Agreement, dated as of January 25, 2021, by and between AMC Entertainment Holdings, Inc., Goldman Sachs & Co. LLC and B. Riley Securities, Inc. (incorporated by reference from Exhibit 1.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on January 25, 2021).

***10.3

Amendment executed March 19, 2021, to the Employment Agreement between AMC Entertainment Holdings, Inc. and Sean D. Goodman executed on October 6, 2020 (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on March 19, 2021).

*10.4	Termination Amendment to the American Multi-Cinema, Inc. Non-Qualified Defined Contribution Plan, effective May 3, 2021.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*32.1	Section 906 Certifications of Adam M. Aron (Chief Executive Officer) and Sean D. Goodman (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

**101.INS	Inline XBRL Instance Document

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

**104	Cover Page Interactive Data File (formatted as inline XBRL and contained as Exhibit 101)

*     Filed herewith.

**   Submitted electronically with this Report.

***	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT HOLDINGS, INC.

Date: May 6, 2021	/s/ Adam M. Aron
Adam M. Aron
Chief Executive Officer, Director and President

Date: May 6, 2021	/s/ Sean D. Goodman
Sean D. Goodman
Executive Vice President and Chief Financial Officer