Form 10-Q
period 2021-06-30
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2021-08-09
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock	AMC	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of shares outstanding as of August 2, 2021
Class A common stock	513,330,240

AMC ENTERTAINMENT HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(In millions, except share and per share amounts)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

	(unaudited)		(unaudited)
Revenues
Admissions	$233.0	$0.9	$302.5	$568.9
Food and beverage	161.5	0.4	211.6	288.5
Other theatre	50.2	17.6	78.9	103.0
Total revenues	444.7	18.9	593.0	960.4
Operating costs and expenses
Film exhibition costs	98.9	0.2	120.9	271.9
Food and beverage costs	26.3	4.5	36.0	57.9
Operating expense, excluding depreciation and amortization below	246.2	114.8	425.9	471.7
Rent	205.5	224.1	397.6	461.9
General and administrative:
Merger, acquisition and other costs	4.3	1.8	11.0	2.0
Other, excluding depreciation and amortization below	54.4	25.4	106.2	58.6
Depreciation and amortization	105.7	119.7	219.8	242.2
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill	—	—	—	1,851.9
Operating costs and expenses	741.3	490.5	1,317.4	3,418.1
Operating loss	(296.6)	(471.6)	(724.4)	(2,457.7)
Other expense (income):
Other expense (income)	(42.7)	(6.6)	(60.1)	20.3
Interest expense:
Corporate borrowings	88.1	79.6	239.6	150.9
Finance lease obligations	1.4	1.5	2.8	3.1
Non-cash NCM exhibitor services agreement	9.4	10.1	19.3	20.0
Equity in loss of non-consolidated entities	2.7	12.4	5.5	15.3
Investment expense (income)	(6.3)	(1.3)	(8.3)	8.1
Total other expense, net	52.6	95.7	198.8	217.7
Net loss before income taxes	(349.2)	(567.3)	(923.2)	(2,675.4)
Income tax provision (benefit)	(5.2)	(6.1)	(12.0)	62.1
Net loss	(344.0)	(561.2)	(911.2)	(2,737.5)
Less: Net loss attributable to noncontrolling interests	(0.4)	—	(0.7)	—
Net loss attributable to AMC Entertainment Holdings, Inc.	$(343.6)	$(561.2)	$(910.5)	$(2,737.5)
Net loss per share attributable to AMC Entertainment Holdings, Inc.'s common stockholders:
Basic	$(0.71)	$(5.38)	$(2.07)	$(26.25)
Diluted	$(0.71)	$(5.38)	$(2.07)	$(26.25)
Average shares outstanding:
Basic (in thousands)	480,731	104,319	440,644	104,282
Diluted (in thousands)	480,731	104,319	440,644	104,282

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

	(unaudited)		(unaudited)
Net loss	$(344.0)	$(561.2)	$(911.2)	$(2,737.5)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments, net of tax	21.1	55.4	(33.6)	(38.2)
Realized loss on foreign currency transactions reclassified into investment expense (income)	(0.9)	—	(0.9)	—
Pension adjustments:
Net gain arising during the period	0.3	0.6	3.8	0.7
Other comprehensive income (loss)	20.5	56.0	(30.7)	(37.5)
Total comprehensive loss	(323.5)	(505.2)	(941.9)	(2,775.0)
Comprehensive loss attributable to noncontrolling interests	(0.4)	—	(0.9)	—
Comprehensive loss attributable to AMC Entertainment Holdings, Inc.	$(323.1)	$(505.2)	$(941.0)	$(2,775.0)

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,811.2	$308.3
Restricted cash	28.4	13.1
Receivables, net	88.5	91.0
Other current assets	84.2	74.6
Total current assets	2,012.3	487.0
Property, net	2,115.9	2,322.5
Operating lease right-of-use assets, net	4,308.1	4,451.5
Intangible assets, net	156.8	163.2
Goodwill	2,472.1	2,547.3
Deferred tax asset, net	2.7	0.3
Other long-term assets	261.2	304.6
Total assets	$11,329.1	$10,276.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$235.2	$298.8
Accrued expenses and other liabilities	286.7	257.8
Deferred revenues and income	402.1	405.4
Current maturities of corporate borrowings	20.0	20.0
Current maturities of finance lease liabilities	9.6	12.9
Current maturities of operating lease liabilities	604.8	583.6
Total current liabilities	1,558.4	1,578.5
Corporate borrowings	5,480.4	5,695.8
Finance lease liabilities	69.8	83.1
Operating lease liabilities	4,888.6	4,957.8
Exhibitor services agreement	519.5	537.6
Deferred tax liability, net	28.5	40.5
Other long-term liabilities	188.6	241.3
Total liabilities	12,733.8	13,134.6
Commitments and contingencies
Stockholders’ deficit:
AMC Entertainment Holdings, Inc.'s stockholders' deficit:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 513,330,240 shares issued and outstanding as of June 30, 2021; 176,295,874 shares issued and 172,563,249 outstanding as of December 31, 2020)	5.1	1.8
Class B common stock ($.01 par value, 0 shares authorized, issued and outstanding as of June 30, 2021 and 51,769,784 shares authorized, issued and outstanding as of December 31, 2020)	—	0.5
Additional paid-in capital	4,847.4	2,465.6
Treasury stock (0 shares as of June 30, 2021 and 3,732,625 shares as of December 31, 2020, at cost)	—	(56.4)
Accumulated other comprehensive income	8.2	38.7
Accumulated deficit	(6,265.4)	(5,335.3)
Total AMC Entertainment Holdings, Inc.'s stockholders’ deficit	(1,404.7)	(2,885.1)
Noncontrolling interests	—	26.9
Total deficit	(1,404.7)	(2,858.2)
Total liabilities and stockholders’ deficit	$11,329.1	$10,276.4

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In millions)	June 30, 2021	June 30, 2020

Cash flows from operating activities:	(unaudited)
Net loss	$(911.2)	$(2,737.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	219.8	242.2
Deferred income taxes	(12.3)	65.4
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill	—	1,851.9
Amortization of net premium on corporate borrowings to interest expense	24.5	6.6
Amortization of deferred financing costs to interest expense	15.5	8.4
PIK interest expense	107.1	—
Non-cash portion of stock-based compensation	13.8	6.4
Gain on disposition of Baltics	(5.5)	—
Gain on dispositions	—	(2.4)
Loss on derivative asset and derivative liability	—	13.2
Equity in loss from non-consolidated entities, net of distributions	5.5	29.6
Landlord contributions	11.1	24.9
Other non-cash rent benefit	(19.2)	(1.5)
Deferred rent	(29.9)	(25.8)
Net periodic benefit cost (income)	(0.4)	0.6
Change in assets and liabilities:
Receivables	6.3	177.3
Other assets	(11.0)	49.6
Accounts payable	(67.9)	(55.0)
Accrued expenses and other liabilities	116.8	(99.3)
Other, net	(9.7)	29.5
Net cash used in operating activities	(546.7)	(415.9)
Cash flows from investing activities:
Capital expenditures	(29.8)	(126.7)
Proceeds from disposition of Baltics, net of cash and transaction costs	35.2	—
Proceeds from disposition of long-term assets	1.4	3.7
Investments in non-consolidated entities, net	(9.3)	(9.3)
Other, net	—	0.8
Net cash used in investing activities	(2.5)	(131.5)
Cash flows from financing activities:
Proceeds from issuance of Odeon Term Loan due 2023	534.3	—
Proceeds from First Lien Toggle Notes due 2026	100.0	—
Proceeds from issuance of First Lien Notes due 2025	—	490.0
Borrowings (repayments) under revolving credit facilities	(335.0)	322.8
Scheduled principal payments under Term Loan due 2026	(10.0)	(10.0)
Net proceeds from Class A common stock issuance	1,570.8	—
Net proceeds from Class A common stock issuance to Mudrick	230.4	—
Payments related to sale of noncontrolling interest	(0.4)	—
Principal payments under finance lease obligations	(3.9)	(2.3)
Cash used to pay for deferred financing costs	(19.3)	(9.3)
Cash used to pay dividends	—	(4.3)
Taxes paid for restricted unit withholdings	—	(1.0)
Net cash provided by financing activities	2,066.9	785.9
Effect of exchange rate changes on cash and cash equivalents and restricted cash	0.5	(5.6)
Net increase in cash and cash equivalents and restricted cash	1,518.2	232.9

Cash and cash equivalents and restricted cash at beginning of period	321.4	275.5
Cash and cash equivalents and restricted cash at end of period	$1,839.6	$508.4
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (including amounts capitalized of $0.2 million and $0.5 million, respectively)	$98.7	$105.7
Income taxes (received) paid, net	$(6.1)	$(8.7)
Schedule of non-cash activities:
Investment in NCM	$—	$4.1
Construction payables at period end	$15.0	$35.3

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

Temporarily suspended or limited operations. Throughout the first quarter of 2020, the Company temporarily suspended theatre operations in its U.S. markets and International markets in compliance with local, state, and federal governmental restrictions and recommendations on social gatherings to prevent the spread of COVID-19 and as a precaution to help ensure the health and safety of the Company’s guests and theatre staff. As of March 17, 2020, all of the Company’s U.S. and International theatre operations were temporarily suspended. The Company resumed limited operations in the International markets in early June 2020 and limited operations in the U.S. markets in late August 2020. A COVID-19 resurgence during the fourth quarter of 2020 resulted in additional local, state, and federal governmental restrictions and many previously reopened theatres in International markets temporarily suspended operations again.

As a result of these temporarily suspended or limited operations, the Company’s revenues and expenses for the six months ended June 30, 2021 were significantly lower than the revenues and expenses for the six months ended June 30, 2020, with significantly lower revenues and expenses during the first quarter of 2021 compared to the first quarter of 2020, partially offset by increased revenues and expenses during the second quarter of 2021 compared to the second quarter of 2020.

As of January 1, 2021, the Company was operating at 394 domestic theatres with limited seating capacities, representing approximately 67% of its domestic theatres. During the three months ended March 31, 2021, in response to eased restrictions by state and local governments, the Company resumed operations in key markets such as New York and Los Angeles. As of March 31, 2021, the Company was operating at 585 domestic theatres with limited seating capacities, representing approximately 99% of its domestic theatres. As of June 30, 2021, the Company was operating at 593 domestic theatres, representing approximately 100% of its domestic theatres with remaining seating capacity restrictions winding down throughout the quarter. As of January 1, 2021, the Company was operating at 109 International leased and partnership theatres, with limited seating capacities, representing approximately 30% of its International theatres. As of March 31, 2021, the Company was operating at 97 International theatres with limited seating capacities, representing approximately 27% of its International theatres. As of June 30, 2021, the Company was operating at 335 International theatres with limited seating capacities, representing approximately 95% of its International theatres. The Company’s average consolidated screens operated during the three months ended March 31, 2021 declined by 24.2% from the prior year. The Company’s average consolidated screens operated during the three months ended June 30, 2021 increased by 8,830 screens to 8,890 screens from 60 screens in the prior year.

Liquidity. As of June 30, 2021, the Company has cash and cash equivalents of approximately $1.8 billion. In response to the COVID-19 pandemic, the Company adjusted certain elements of its business strategy and took significant steps to preserve cash and is continuing to take significant steps to preserve cash, by eliminating non-essential costs, including reductions to its variable costs and elements of its fixed cost structure.

In addition to preserving cash, the Company enhanced liquidity through debt issuances, debt exchanges and equity sales as previously reported in its Annual Report on Form 10-K for the year ended December 31, 2020 and in its Quarterly Report on Form 10-Q for the three months ended March 31, 2021. See Note 6—Corporate Borrowings and Finance Lease Obligations and Note 7—Stockholders’ Equity for further information. Recent updates to the Company’s liquidity enhancement initiatives are as follows:

●	The launch of two additional “at-the-market” equity offerings to raise capital through the sale of the Company’s Class A common stock. During April and May of 2021, the Company sold 43.0 million shares, generating $427.5 million in gross proceeds and paid fees to sales agents of $10.7 million. In June of 2021, the Company sold 11.55 million shares, generating $587.4 million in gross proceeds and paid fees to sales agents of $14.7 million and other fees of $0.3 million.
●	The June 2021 issuance of 8.5 million shares of Class A common stock to Mudrick Capital Management, LP (“Mudrick”) in a private placement for $230.5 million in gross proceeds and paid fees of approximately $0.1 million related to this transaction.

The Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations, satisfy its obligations, including cash outflows for deferred rent and planned capital expenditures, and comply with minimum liquidity and financial covenant requirements under its debt covenants related to borrowings pursuant to the Senior Secured Revolving Credit Facility and Odeon Term Loan Facility for at least the next 12 months. In order to achieve net positive operating cash flows and long-term profitability, the Company believes it will need to increase attendance levels significantly from their current levels to achieve levels in line with pre COVID-19 attendance. The Company believes the global re-opening of its theatres, the anticipated volume of titles available for theatrical release, and the anticipated broad appeal of many of those titles will support increased attendance levels. However, there remain significant risks that may negatively impact attendance, including a resurgence of COVID related restrictions, potential movie-goer reluctance to attend theatres due to concerns about the COVID variant strains, movie studios release schedules and direct to streaming or other changing movie studio practices.

The Company entered the Ninth Amendment (as defined below) to the Credit Agreement (as defined below) pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant (the secured leverage ratio) applicable to the Senior Secured Revolving Credit Facility (as defined below) from March 31, 2021 to March 31, 2022 (the “Extended Covenant Suspension Period”), as described, and on the terms and conditions specified, therein. The Company is currently subject to minimum liquidity requirements of approximately $145 million, of which $100 million is required under the conditions for the Extended Covenant Suspension Period, as amended, under the Senior Secured Revolving Credit Facility, and £32.5 million (approximately $45 million) of which is required under the Odeon Term Loan Facility. Following the expiration of the Extended Covenant Suspension Period, the Company will be subject to the financial covenant under the Senior Secured Revolving Credit Facility, beginning with the quarter ending June 30, 2022. The Company currently expects it will be able to comply with this financial covenant. See Note 6—Corporate Borrowings and Finance Lease Obligations for further information. The Company’s liquidity needs thereafter will depend, among other things, on the timing of a full resumption of operations, the timing of movie releases and its ability to generate cash from operations.

The Company received rent concessions provided by the lessors that aided in mitigating the economic effects of COVID-19 during the pandemic. These concessions primarily consisted of rent abatements and the deferral of rent payments. As a result of the deferral of rent payments of approximately $420.6 million as of June 30, 2021, the Company’s cash expenditures for rent are scheduled to increase significantly in the second half of 2021 and future years. See Note 2—Leases for further information.

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

Principles of Consolidation. The accompanying unaudited condensed consolidated financial statements include the accounts of AMC, as discussed above, and should be read in conjunction with the Company’s Annual Report on Form 10–K for the year ended December 31, 2020. The accompanying condensed consolidated balance sheet as of December 31, 2020, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10–Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations. All significant intercompany balances and transactions have been eliminated in consolidation. Due to the seasonal nature of the Company’s business and the suspension of operations at all the Company’s theatres due to the COVID-19 pandemic, results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. The Company manages its business under two reportable segments for its theatrical exhibition operations, U.S. markets and International markets.

Baltics’ theatre sale. On August 28, 2020, the Company entered into an agreement to sell its equity interest in Forum Cinemas OU, which consisted of nine theatres located in the Baltics’ region (Latvia, Lithuania and Estonia) and was included in the Company’s International markets reportable segment. The completion of the sale took place in several steps and was contingent upon clearance from each regulatory competition council in each country. In October 2020, the Company completed the divestiture of its equity interest in Latvia. In February 2021, the Company received cash consideration for the remaining equity interest in Estonia of $3.8 million (€3.2 million), net of cash of $0.3 million. In May 2021, the Company received cash consideration of $31.4 million (€26.2 million), net of cash of $0.1 million and transaction costs of $0.3 million, which completed the sale of its remaining 51% equity interest in Lithuania and eliminated the Company’s noncontrolling interest in Forum Cinemas OU. The Company recorded the net gain from the sale of its equity interest in Forum Cinemas OU of $5.5 million, net of transaction costs of $2.6 million, in investment income, during the three and six months ended June 30, 2021.

Restricted Cash. Restricted cash is cash held in the Company’s bank accounts in International markets as a guarantee for certain landlords.

Accumulated other comprehensive income (loss). The following table presents the change in accumulated other comprehensive income (loss) by component:

	Foreign
(In millions)	Currency	Pension Benefits	Total
Balance December 31, 2020	$60.1	$(21.4)	$38.7
Other comprehensive income (loss)	(33.4)	3.8	(29.6)
Realized loss on foreign currency transactions reclassified into investment expense (income)	(0.9)	—	(0.9)
Balance June 30, 2021	$25.8	$(17.6)	$8.2

Accumulated depreciation and amortization. Accumulated depreciation was $2,417.7 million and $2,243.1 million at June 30, 2021 and December 31, 2020, respectively, related to property. Accumulated amortization of intangible assets was $43.3 million and $42.0 million at June 30, 2021 and December 31, 2020, respectively.

Other expense (income). The following table sets forth the components of other expense (income):

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Derivative liability fair value adjustment for embedded conversion feature in the Convertible Notes	$—	$—	$—	$(0.5)
Derivative asset fair value adjustment for contingent call option related to the Class B common stock purchase and cancellation agreement	—	(6.4)	—	13.7
Credit losses (income) related to contingent lease guarantees	(3.7)	3.9	(5.7)	9.2
Governmental assistance due to COVID-19- International markets	(42.2)	(4.4)	(50.4)	(4.4)
Governmental assistance due to COVID-19 - Domestic markets	—	—	(4.2)	—
Foreign currency transaction (gains) losses	3.4	(2.1)	(0.4)	(0.1)
Non-operating components of net periodic benefit cost (income)	(0.2)	0.1	(0.4)	0.1
Financing fees related to modification of debt agreements	—	2.8	1.0	2.8
Other	—	(0.5)	—	(0.5)
Total other expense (income)	$(42.7)	$(6.6)	$(60.1)	$20.3

Impairments. The following table summarizes the Company’s assets that were impaired:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Impairment of long-lived assets	$—	$—	$—	$91.3
Impairment of definite-lived intangible assets	—	—	—	8.0
Impairment of indefinite-lived intangible assets	—	—	—	8.3
Impairment of goodwill	—	—	—	1,744.3
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill	—	—	—	1,851.9
Impairment of other assets recorded in investment expense (income)	—	—	—	7.2
Total impairment loss	$—	$—	$—	$1,859.1

There was no goodwill impairment charges during the three months ended June 30, 2021, the three months ended June 30, 2020, and the six months ended June 30, 2021. During the six months ended June 30, 2020, the enterprise fair values of the Domestic Theatres and International Theatres reporting units were less than their carrying values and goodwill impairment charges of $1,124.9 million and $619.4 million were recorded for the Company’s Domestic Theatres and International Theatres reporting units, respectively. The Step 1 quantitative goodwill impairment test was performed due to a decline in the common stock price and prices of the Company’s corporate borrowings and the resulting impact on market capitalization, which were two of several factors considered when making this evaluation, including the sustained declines during 2020 in the Company’s enterprise market capitalization and the temporary suspension of operations at all of the Company’s theatres on or before March 17, 2020 due to the COVID-19 pandemic. See Note 4—Goodwill for further information.

The Company evaluates definite-lived and indefinite-lived intangible assets for impairment annually or more frequently as specific events or circumstances dictate or changes in circumstances indicate that the carrying amount of the asset group may not be fully recoverable.

There was no impairment charge of long-lived assets, definite-lived intangible assets, and other assets without a readily determinable fair value accounted for under the cost method during the three months ended June 30, 2021, the three months ended June 30, 2020, and the six months ended June 30, 2021. During the six months ended June 30, 2020, the Company recorded non-cash impairment charges of long-lived assets of $81.4 million on 57 theatres in the U.S. markets with 658 screens (in Alabama, Arkansas, California, District of Columbia, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Montana, New Hampshire, New Jersey, New York, North Carolina, North Dakota, Ohio, Pennsylvania, South Dakota, Tennessee, Texas, Washington, Wisconsin and Wyoming) and $9.9 million on 23 theatres in the International markets with 213 screens (in Germany, Italy, Spain, UK and Sweden). During the six months ended June 30, 2020, the Company recorded impairment losses related to definite-lived intangible assets of $8.0 million. In addition, the Company recorded an impairment loss of $7.2 million within investment expense (income), related to equity interest investments without a readily determinable fair value accounted for under the cost method.

There was no impairment charge of indefinite-lived intangible assets during the three months ended June 30, 2021, the three months ended June 30, 2020, and the six months ended June 30, 2021. The Company first assessed the qualitative factors to determine whether the existence of events and circumstances indicated that it was more likely than not the fair value amounts of any indefinite-lived intangible assets were less than their carrying amounts and concluded it was not more likely than not that the fair value amounts were less than their carrying amounts. During the six months ended June 30, 2020, the Company performed a quantitative impairment evaluation of its indefinite-lived intangible assets related to the AMC, Odeon and Nordic trade names and recorded impairment charges of $5.9 million related to Odeon trade names and $2.4 million related to Nordic trade names during the six months ended June 30, 2020. To estimate fair value of the Company’s indefinite-lived trade names, the Company employed a derivation of the Income Approach known as the Royalty Savings Method.

Accounting Pronouncements Recently Adopted

Income Taxes. In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to improve consistency and simplify several areas of existing guidance. ASU 2019-12 removes certain exceptions to the general principles related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also clarifies the accounting for transactions that result in a step-up in the tax basis for goodwill. ASU 2019-12 was effective for the Company in the first quarter of 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

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

The Company received rent concessions provided by the lessors that aided in mitigating the economic effects of COVID-19 during the pandemic. These concessions primarily consisted of rent abatements and the deferral of rent payments. In instances where there were no substantive changes to the lease terms, i.e., modifications that resulted in total payments of the modified lease being substantially the same or less than the total payments of the existing lease, the Company elected the relief as provided by the FASB staff related to the accounting for certain lease concessions. The Company elected not to account for these concessions as a lease modification, and therefore the Company has remeasured the related lease liability and right-of-use asset but did not reassess the lease classification or change the discount rate to the current rate in effect upon the remeasurement. The deferred payment amounts have been recorded in the Company’s lease liabilities to reflect the change in the timing of payments. The deferred payment amounts included in current maturities of operating lease liabilities and long-term operating lease liabilities are reflected in the condensed consolidated statements of cash flows as part of the change in accrued expenses and other liabilities. Those leases that did not meet the criteria for treatment under the FASB relief were evaluated as lease modifications. The deferred payment amounts included in accounts payable for contractual rent amounts due and not paid are reflected in accounts payable on the condensed consolidated balance sheets and in the condensed consolidated statements of cash flows as part of the change in accounts payable. In addition, the Company included deferred lease payments in operating lease right-of-use assets as a result of lease remeasurements.

A summary of deferred payment amounts related to rent obligations for which payments were deferred to 2021 and future years are provided below:

	As of		As of
	December 31,	Increase (decrease)	June 30,
(In millions)	2020	in deferred amounts	2021
Fixed operating lease deferred amounts (1) (2)	$383.9	$7.3	$391.2
Finance lease deferred amounts	12.8	(9.4)	3.4
Variable lease deferred amounts (2)	53.3	(27.3)	26.0
Total deferred lease amounts	$450.0	$(29.4)	$420.6
(1)	During the six months ended June 30, 2021, the increase in fixed operating lease deferred amounts is net of $55.0 million of decreases in the deferred balances as of December 31, 2020 related to payments and abatements.
(2)	During the six months ended June 30, 2021, decreases in variable lease deferred amounts were primarily due to resolution of contingencies, therefore, variable amounts became fixed and were reclassified to fixed operating lease deferred amounts.

The following table reflects the lease costs for the three months ended June 30, 2021 and June 30, 2020:

		Three Months Ended		Six Months Ended
	Consolidated Statement	June 30,	June 30,	June 30,	June 30,
(In millions)	of Operations	2021	2020	2021	2020
Operating lease cost
Theatre properties	Rent	$190.7	$203.9	$366.2	$420.8
Theatre properties	Operating expense (income)	(0.7)	0.1	0.1	2.3
Equipment	Operating expense	2.3	3.8	4.6	7.7
Office and other	General and administrative: other	1.3	1.3	2.7	2.6
Finance lease cost
Amortization of finance lease assets	Depreciation and amortization	1.3	1.7	2.6	3.6
Interest expense on lease liabilities	Finance lease obligations	1.4	1.5	2.8	3.1
Variable lease cost
Theatre properties	Rent	14.8	20.2	31.4	41.1
Equipment	Operating expense (income)	4.8	(0.5)	5.0	6.5
Total lease cost		$215.9	$232.0	$415.4	$487.7

Cash flow and supplemental information is presented below:

	Six Months Ended
	June 30,	June 30,
(In millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$(1.2)	$(3.1)
Operating cash flows used in operating leases	(360.4)	(249.8)
Financing cash flows used in finance leases	(3.9)	(2.3)

Landlord contributions:
Operating cashflows provided by operating leases	11.1	24.9
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	60.7	133.7
(1)	Includes lease extensions and option exercises.

The following table represents the weighted-average remaining lease term and discount rate as of June 30, 2021:

	As of June 30, 2021
	Weighted Average	Weighted Average
	Remaining	Discount
Lease Term and Discount Rate	Lease Term (years)	Rate
Operating leases	10.1	9.8%
Finance leases	14.1	6.6%

Minimum annual payments, including deferred lease payments less contractual rent amounts due and not paid that were recorded in accounts payable, that are recorded as operating and finance lease liabilities and the net present value thereof as of June 30, 2021 are as follows:

	Operating Lease	Financing Lease
(In millions)	Payments (2)	Payments (2)
Six months ending December 31, 2021 (1)	$538.4	$7.2
2022 (1)	1,034.5	13.6
2023	941.5	10.0
2024	816.7	9.0
2025	770.9	8.3
2026	704.6	8.2
Thereafter	3,768.1	66.0
Total lease payments	8,574.7	122.3
Less imputed interest	(3,081.3)	(42.9)
Total operating and finance lease liabilities, respectively	$5,493.4	$79.4
(1)	The minimum annual payments table above does not include contractual cash rent amounts that were due and not paid, which are recorded in accounts payable for deferred rent and now due as shown below, including estimated repayment dates:

Accounts Payable
(In millions)	Lease Payments
Three months ended September 30, 2021	$19.3
Three months ended December 31, 2021	22.9
Three months ended March 31, 2022	11.8
Three months ended June 30, 2022	15.0
Total deferred lease amounts recorded in AP	$69.0

(2)	The minimum annual payments table above includes deferred undiscounted cash lease payments related to operating and finance leases, as shown below:

	Operating Lease	Financing Lease
(In millions)	Payments	Payments
Three months ended September 30, 2021	$41.3	$0.6
Three months ended December 31, 2021	42.2	0.6
Three months ended March 31, 2022	38.7	0.6
Three months ended June 30, 2022	35.7	0.4
Three months ended September 30, 2022	31.9	0.2
Three months ended December 31, 2022	31.0	0.2
2023	80.7	0.5
2024	14.8	—
2025	5.4	—
2026	4.1	—
Thereafter	22.7	—
Total deferred lease amounts	$348.5	$3.1

As of June 30, 2021, the Company had signed additional operating lease agreements for 6 theatres that have not yet commenced of approximately $156.6 million, which are expected to commence between the second half of 2021 and 2024 and carry lease terms of approximately 5 to 20 years. The timing of lease commencement is dependent on the landlord providing the Company with control and access to the related facility.

NOTE 3—REVENUE RECOGNITION

Disaggregation of Revenue. Revenue is disaggregated in the following tables by major revenue types and by timing of revenue recognition:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Major revenue types
Admissions	$233.0	$0.9	$302.5	$568.9
Food and beverage	161.5	0.4	211.6	288.5
Other theatre:
Screen advertising	19.7	14.3	36.6	44.0
Other theatre	30.5	3.3	42.3	59.0
Other theatre	50.2	17.6	78.9	103.0
Total revenues	$444.7	$18.9	$593.0	$960.4

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Timing of revenue recognition
Products and services transferred at a point in time	$414.1	$3.6	$540.9	$855.4
Products and services transferred over time(1)	30.6	15.3	52.1	105.0
Total revenues	$444.7	$18.9	$593.0	$960.4
(1)	Amounts primarily include subscription and advertising revenues.

The following tables provide the balances of receivables and deferred revenue income:

(In millions)	June 30, 2021	December 31, 2020
Current assets
Receivables related to contracts with customers	$31.7	$23.1
Miscellaneous receivables	56.8	67.9
Receivables, net	$88.5	$91.0

(In millions)	June 30, 2021	December 31, 2020
Current liabilities
Deferred revenue related to contracts with customers	$400.0	$400.6
Miscellaneous deferred income	2.1	4.8
Deferred revenue and income	$402.1	$405.4

The significant changes in contract liabilities with customers included in deferred revenues and income are as follows:

Deferred Revenues
Related to Contracts
(In millions)	with Customers
Balance December 31, 2020	$400.6
Cash received in advance(1)	33.7
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	2.5
Food and beverage (2)	4.7
Other theatre (2)	0.1
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(21.3)
Food and beverage (3)	(11.3)
Other theatre (4)	(6.5)
Foreign currency translation adjustment	(2.5)
Balance June 30, 2021	$400.0

(1)	Includes movie tickets, food and beverage, gift cards, exchange tickets, and AMC Stubs® loyalty membership fees.

(2)	Amount of rewards accumulated, net of expirations, that are attributed to AMC Stubs® and other loyalty programs.

(3)	Amount of rewards redeemed that are attributed to gift cards, exchange tickets, movie tickets, AMC Stubs® loyalty programs and other loyalty programs.

(4)	Amounts relate to income from non-redeemed or partially redeemed gift cards, non-redeemed exchange tickets, AMC Stubs® loyalty membership fees and other loyalty programs.

The Company suspended the recognition of deferred revenues related to certain loyalty programs, gift cards, and exchange tickets during the period in which its operations were temporarily suspended. As the Company re-opened theatres, A-List members had the option to reactivate their subscription, which restarted the monthly charge for the program. The Company has resumed a more normal recognition pattern for deferred revenues related to certain loyalty programs, gift cards and exchange tickets during the three months ended June 30, 2021.

The significant changes to contract liabilities included in the exhibitor services agreement in the condensed consolidated balance sheets, are as follows:

Exhibitor Services
(In millions)	Agreement (1)
Balance December 31, 2020	$537.6
Negative Common Unit Adjustment–reduction of common units	(9.2)
Reclassification of the beginning balance to other theatre revenue, as the result of performance obligations satisfied	(8.9)
Balance June 30, 2021	$519.5
(1)	Represents the carrying amount of the National CineMedia, LLC (“NCM”) common units that were previously received under the annual Common Unit Adjustment (“CUA”). The deferred revenues are being amortized to other theatre revenues over the remainder of the 30-year term of the Exhibitor Service Agreement (“ESA”) ending in February 2037.

Gift cards and exchange tickets. The total amount of non-redeemed gifts cards and exchange tickets included in deferred revenues and income as of June 30, 2021 was $311.5 million. This will be recognized as revenues as the gift cards and exchange tickets are redeemed or as the non-redeemed gift card and exchange ticket revenues are recognized in proportion to the pattern of actual redemptions. Historically, the Company has estimated this to occur over the next 24 months, but due to the COVID-19 pandemic and the limited or temporary suspension of theatre operations, the pattern of actual redemptions may occur over a longer period of time.

Loyalty programs. As of June 30, 2021, the amount of deferred revenues allocated to the loyalty programs included in deferred revenues and income was $65.8 million. The earned points will be recognized as revenue as the points are redeemed. Historically, the Company has estimated this to occur over the next 24 months, but due to the COVID-19 pandemic and the limited or temporary suspension of theatre operations, the recognition of points redeemed may occur over a longer period of time. The AMC Stubs® annual membership fee is recognized ratably over the one-year membership period.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 4—GOODWILL

The following table summarizes the changes in goodwill by reporting unit for the six months ended June 30, 2021:

(In millions)	Domestic Theatres	International Theatres	Total
Balance December 31, 2020	$1,796.5	$750.8	$2,547.3
Currency translation adjustment	—	(33.9)	(33.9)
Baltics disposition-Estonia (1)	—	(3.7)	(3.7)
Baltics disposition-Lithuania (1)	—	(37.6)	(37.6)
Balance June 30, 2021	$1,796.5	$675.6	$2,472.1
(1)	See Note 1—Basis of Presentation for further information regarding the Baltics’ theatre sale.

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

NOTE 5—INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the condensed consolidated balance sheets in other long-term assets. Investments in non-consolidated affiliates as of June 30, 2021 include interests in Digital Cinema Implementation Partners, LLC (“DCIP”) of 29.0%, Digital Cinema Distribution Coalition, LLC (“DCDC”) of 14.6%, AC JV, LLC (“AC JV”), owner of Fathom Events, of 32.0%, SV Holdco LLC (“SV Holdco”), owner of Screenvision, of 18.4%, Digital Cinema Media Ltd. (“DCM”) of 50.0%, and Saudi Cinema Company LLC (“SCC”) of 10.0%. The Company also has partnership interests in three U.S. motion picture theatres (“Theatre Partnerships”) and approximately 50.0% interests in 54 theatres in Europe. Indebtedness held by equity method investees is non-recourse to the Company. During the three months ended June 30, 2021 and June 30, 2020, the Company recorded equity in loss of non-consolidated entities of $2.7 million and $12.4 million, respectively. During the six months ended June 30, 2021 and June 30, 2020, the Company recorded equity in loss of non-consolidated entities of $5.5 million and $15.3 million, respectively.

Related party transactions with equity method investees. At June 30, 2021 and December 31, 2020, the Company recorded net receivable amounts due from equity method investees of $2.5 million and $6.9 million, respectively, primarily related to projector warranty expenditures and other transactions. The Company recorded related party transactions with equity method investees in other revenues, film exhibition costs, and operating expenses (income) of $1.2 million, $0.4 million, and $(0.3) million, respectively, during the three months ended June 30, 2021 and $0.0 million, $0.0 million, and $(0.4) million, respectively, during the three months ended June 30, 2020. The Company recorded related party transactions with equity method investees in other revenues, film exhibition costs, and operating expenses of $1.8 million, $0.7 million, and $0.1 million, respectively, during the six months ended June 30, 2021 and $5.7 million, $3.2 million, and $0.9 million, respectively, during the six months ended June 30, 2020.

NOTE 6—CORPORATE BORROWINGS AND FINANCE LEASE OBLIGATIONS

A summary of the carrying value of corporate borrowings and finance lease obligations is as follows:

(In millions)	June 30, 2021	December 31, 2020
First Lien Secured Debt:
Senior Secured Credit Facility-Term Loan due 2026 (3.0855% as of June 30, 2021)	$1,955.0	$1,965.0
Senior Secured Credit Facility-Revolving Credit Facility due 2024	—	212.2
10.75% in Year 1, 11.25% thereafter Cash/PIK Odeon Term Loan Facility due 2023 (£143.7 million and €303.8 million par value as of June 30, 2021)	560.4	—
Odeon Revolving Credit Facility due 2022	—	120.8
10.5% First Lien Notes due 2025	500.0	500.0
2.95% Senior Secured Convertible Notes due 2026	—	600.0
10.5% First Lien Notes due 2026	300.0	300.0
15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026	100.0	—
Second Lien Secured Debt:
10%/12% Cash/PIK/Toggle Second Lien Subordinated Notes due 2026	1,509.0	1,423.6
Subordinated Debt:
6.375% Senior Subordinated Notes due 2024 (£4.0 million par value as of June 30, 2021)	5.5	5.4
5.75% Senior Subordinated Notes due 2025	98.3	98.3
5.875% Senior Subordinated Notes due 2026	55.6	55.6
6.125% Senior Subordinated Notes due 2027	130.7	130.7
	$5,214.5	$5,411.6
Finance lease obligations	79.4	96.0
Paid-in-kind interest	14.8	7.6
Deferred financing costs	(46.6)	(42.1)
Net premium (1)	317.7	338.7
	$5,579.8	$5,811.8
Less:
Current maturities corporate borrowings	(20.0)	(20.0)
Current maturities finance lease obligations	(9.6)	(12.9)
	$5,550.2	$5,778.9
(1)	The following table provides the net premium (discount) amounts of corporate borrowings:

	June 30,	December 31,
(In millions)	2021	2020
10%/12% Cash/PIK/Toggle Second Lien Subordinated Notes due 2026	$402.3	$445.1
2.95% Senior Secured Convertible Notes due 2026	—	(61.5)
15%/17% Cash/PIK/Toggle First Lien Secured Notes due 2026	(26.2)	—
10.5% First Lien Notes due 2026	(26.6)	(28.5)
10.5% First Lien Notes due 2025	(8.1)	(8.9)
Senior Secured Credit Facility-Term Loan due 2026	(6.9)	(7.5)
10.75% in Year 1, 11.25% thereafter Cash/PIK Odeon Term Loan Facility due 2023	(16.9)	—
6.375% Senior Subordinated Notes due 2024	0.1	—
	$317.7	$338.7

The following table provides the principal payments required and maturities of corporate borrowings as of June 30, 2021:

Principal
Amount of
Corporate
(In millions)	Borrowings
Six months ended December 31, 2021	$10.0
2022	20.0
2023	580.4
2024	25.5
2025	618.3
2026	3,829.6
Thereafter	130.7
Total	$5,214.5

Senior Secured Credit Facilities

The Company is party to that certain Credit Agreement, dated as of April 30, 2013 (as amended by the First Amendment to Credit Agreement, dated as of December 11, 2015, that certain Second Amendment to Credit Agreement, dated as of November 8, 2016, that certain Third Amendment to Credit Agreement, dated as of May 9, 2017, that certain Fourth Amendment to Credit Agreement, dated as of June 13, 2017, that certain Fifth Amendment to Credit Agreement, dated as of August 14, 2018, the Sixth Amendment, dated as of April 22, 2019, the Seventh Amendment, dated as of April 23, 2020, the Eighth Amendment, dated as of July 31, 2020, the Ninth Amendment, dated March 8, 2021, and the Tenth Amendment, also dated March 8, 2021, with the issuing banks and lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as administrative agent (as successor to Citicorp North America, Inc., the “Administrative Agent”), pursuant to which the lenders have agreed to provide senior secured financing consisting of (a) $2,000.0 million in aggregate principal amount of senior secured tranche B loans maturing April 22, 2026 (the “Senior Secured Term Loan Facility”) and (b) a $225.0 million senior secured revolving credit facility (which is also available for letters of credit and for swingline borrowings on same-day notice) maturing April 22, 2024 (the “Senior Secured Revolving Credit Facility” and, together with the Senior Secured Term Loan Facility, collectively, the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities are provided by a syndicate of banks and other financial institutions.

On March 8, 2021, the Company entered the Ninth Amendment to the Credit Agreement (the “Ninth Amendment”), with the requisite revolving lenders party thereto and the Administrative Agent, pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant under its Credit Agreement from a period ending on March 31, 2021 to a period ending on March 31, 2022 (the “Extended Covenant Suspension Period”). During the Extended Covenant Suspension Period, the Company will not, and will not permit any of its restricted subsidiaries to, (i) make certain restricted payments, (ii) subject to certain exceptions, incur any indebtedness for borrowed money that is pari passu or senior in right of payment or security with the Revolving Loans (as defined in the Credit Agreement) or (iii) make any investment in or otherwise dispose of any assets to any subsidiary of the Company that is not a Loan Party (as defined in the Credit Agreement) to facilitate a new financing incurred by a subsidiary of the Company. In addition, as an ongoing condition to the suspension of the financial covenant, the Company also agreed to (i) a minimum liquidity test of $100 million, (ii) an anti-cash hoarding test at any time Revolving Loans are outstanding and (iii) additional reporting obligations. On March 8, 2021, the Company also entered into the Tenth Amendment to Credit Agreement (the “Tenth Amendment”), with the requisite revolving lenders party thereto and the Administrative Agent, pursuant to which the Company agreed that certain modifications to the Credit Agreement described in the Tenth Amendment require the consent of the majority of the revolving lenders party to the Tenth Amendment.

Odeon Term Loan Facility

On February 15, 2021, Odeon Cinemas Group Limited (“Odeon”), a wholly-owned subsidiary of the Company, entered into a new £140.0 million and €296.0 million term loan facility (the “Odeon Term Loan due 2023”) agreement (the “Odeon Term Loan Facility”), by and among Odeon, the subsidiaries of Odeon party thereto, the lenders and other loan parties thereto and Lucid Agency Services Limited as agent and Lucid Trustee Services Limited as security agent. Approximately £89.7 million and €12.8 million of the net proceeds from the Odeon Term Loan Facility were used to repay in full Odeon’s obligations (including principal, interest, fees, and cash collateralized letters of credit) under its then-existing revolving credit facility and the remaining net proceeds will be used for general corporate purposes. The Company recorded deferred financing cost write-off of $0 million and $1.0 million in other expense during the three and six months ended June 30, 2021. The Odeon Term Loan Facility has a maturity of August 19, 2023 (2.5 years from the date on which it was first drawn). Borrowings under the Odeon Term Loan Facility bear interest at a rate equal to 10.75% per annum during the first year and 11.25% thereafter and each interest period is 3 months, or such other period agreed between the Company and the Agent. The interest is capitalized on the last day of each interest period and added to the outstanding principal amount, however Odeon has the option to elect to pay interest in cash. The principal amount of new funding is prior to deducting discounts of $19.1 million and deferred financing costs of $15.6 million related to the Odeon Term Loan Facility. The discount and deferred financing costs will be amortized to interest expense over the term using the effective interest method. All obligations under the Odeon Term Loan Facility are guaranteed by certain subsidiaries of Odeon. The Company is subject to minimum liquidity requirements of £32.5 million (approximately $45 million) required under the Odeon Term Loan Facility, measured at each quarter end date.

Financial Covenants

The Company currently estimates that its existing cash and cash equivalents will be sufficient to comply with minimum liquidity and financial covenant requirements under its debt covenants related to borrowings pursuant to the Senior Secured Revolving Credit Facility and Odeon Term Loan Facility, currently and through the next twelve months. The Company entered the Ninth Amendment to the Credit Agreement pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant (the secured leverage ratio) applicable to the Senior Secured Revolving Credit Facility from March 31, 2021 to March 31, 2022, the Extended Covenant Suspension Period, as described, and on the terms and conditions specified therein. The Company is currently subject to minimum liquidity requirements of approximately $145 million, of which $100 million is required under the conditions for the Extended Covenant Suspension Period, as amended, under the Senior Secured Revolving Credit Facility, and £32.5 million (approximately $45 million) of which is required under the Odeon Term Loan Facility. Following the expiration of the Extended Covenant Suspension Period, the Company will be subject to the financial covenant under the Senior Secured Revolving Credit Facility, beginning with the quarter ending June 30, 2022. The Company currently expects it will be able to comply with this financial covenant. The Company’s liquidity needs thereafter will depend, among other things, on the timing of a full resumption of operations, the timing of movie releases and its ability to generate cash from operations.

First Lien Toggle Notes due 2026

On January 15, 2021, the Company issued $100.0 million aggregate principal amount of its 15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026 as contemplated by the previously disclosed commitment letter with Mudrick Capital Management, LP, dated as of December 10, 2020. The First Lien Toggle Notes due 2026 were issued pursuant to an indenture dated as of January 15, 2021 among the Company, the guarantors named therein and the U.S. Bank National Association, as trustee and collateral agent. The First Lien Toggle Notes due 2026 bear cash interest at a rate of 15% per annum payable semi-annually in arrears on January 15 and July 15, beginning on July 15, 2021. Interest for the first three interest periods after the issue date may, at the Company’s option, be paid in PIK interest at a rate of 17% per annum, and thereafter interest shall be payable solely in cash. The First Lien Toggle Notes due 2026 will mature on April 24, 2026. The indenture provides that the First Lien Toggle Notes due 2026 are general senior secured obligations of the Company and are secured on a pari passu basis with the Senior Secured Credit Facilities, the First Lien Notes due 2026, and the First Lien Notes due 2025.

On December 14, 2020, Mudrick received a total of 21,978,022 shares of the Company’s Class A common stock; of which 8,241,758 shares (“Commitment Shares”) relates to consideration received for a commitment fee and 13,736,264 shares (“Exchange Shares”) as consideration received for the second lien exchange. Mudrick exchanged $100 million aggregate principal amount of the Second Lien Notes due 2026 that were held by Mudrick for the Exchange Shares (the “Second Lien Exchange”) and waived its claim to PIK interest of $4.5 million principal amount. The fair value of 21,978,022 shares of the Company’s Class A common stock was $70.1 million based on the market closing price of $3.19 per share on December 14, 2020. On December 14, 2020, the Class A common shares issued were recorded by the Company in stockholders’ deficit. During the three months ended March 31, 2021, the Company reclassified the prepaid commitment fee and deferred charges of $28.6 million to corporate borrowings from other long-term assets for the Commitment Shares and deferred charges. The prepaid commitment fee was recorded as a discount and together with deferred charges will be amortized to interest expense over the term of the First Lien Toggle Notes due 2026 using the effective interest method. The Company filed a shelf registration statement in December 2020, which was declared effective providing for the resale of the Exchange Shares.

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

During the three and six months ended June 30, 2020, the Company recorded other expense (income) of $0 million and $(0.5) million, respectively, related to the derivative liability fair value adjustment for the embedded conversion feature in the Convertible Notes due 2026. The derivative liability was remeasured at fair value each reporting period until the conversion price reset on September 14, 2020, with changes in fair value recorded in the condensed consolidated statements of operations as other expense or income. The Company bifurcated the conversion feature from the principal balance of the Convertible Notes due 2026 as a derivative liability because (1) a conversion feature was not clearly and closely related to the debt instrument and the reset of the conversion price caused the conversion feature to not be considered indexed to the Company’s equity, (2) the conversion feature standing alone met the definition of a derivative, and (3) the Convertible Notes due 2026 were not remeasured at fair value each reporting period with changes in fair value recorded in the condensed consolidated statement of operations.

During the three and six months ended June 30, 2020, the Company recorded other expense (income) of $(6.4) million and $13.7 million, respectively, related to the derivative asset fair value adjustment for the contingent call option related to the Class B common stock purchase and cancellation agreement. Pursuant to the Stock Repurchase and Cancellation Agreement between the Company and Wanda, the conversion feature of the Convertible Notes due 2026 would result in 5,666,000 shares of the Company’s Class B common stock held by Wanda being subject to forfeiture and retirement by the Company at no additional cost. This cancellation agreement was a contingent call option for the forfeiture shares and was a freestanding derivative. The forfeiture shares feature was not clearly and closely related to the Convertible Notes due 2026 host and it was bifurcated and accounted for as a derivative asset measured at fair value through earnings each reporting period until the conversion feature reset on September 14, 2020, with changes in fair value recorded in the condensed consolidated statement of operations as other expense or income.

NOTE 7—STOCKHOLDERS’ EQUITY

Class A common stock issuance. In December of 2020 and the first half of 2021, the Company entered into equity distribution agreements with sales agents to sell up to 241.6 million shares of the Company’s Class A common stock, par value $0.01 per share, through “at-the-market” offering programs. During the six months ended June 30, 2021, the Company raised gross proceeds of approximately $1,611.8 million related to the “at-the-market” offering programs and paid fees to the sales agents of approximately $40.3 million and other fees of $0.7 million. The Company intends to use the net proceeds from the sale of the Class A common stock pursuant to the equity distribution agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness or working capital, capital expenditures and other investments. The gross proceeds raised from the “at-the-market” sale of Class A common stock during the six months ended June 30, 2021 are summarized in the table below:

"At-the-market" Equity Distribution Agreement Dates	Sales Agents	Number of Class A common stock shares sold (in millions) (1)	Gross Proceeds (in millions)
December 11, 2020	Goldman Sachs & Co. LLC and B. Riley Securities, Inc. (2)	137.07	$352.6
January 25, 2021	Goldman Sachs & Co. LLC and B. Riley Securities, Inc.	50.0	244.3
April 27, 2021	Goldman Sachs & Co. LLC, B. Riley Securities, Inc. and Citigroup Global Markets Inc.	43.0	427.5
June 3, 2021	B. Riley Securities, Inc. and Citigroup Global Markets Inc.	11.55	587.4
	Total	241.62	$1,611.8
(1)	Included in the Class A common stock shares sold of 43.0 million was the reissuance of treasury stock shares of approximately 3.7 million shares. Upon the sales of treasury stock, the Company reclassified amounts recorded in treasury stock to additional paid-in capital of $37.1 million and loss of $19.3 million to retained earnings.
(2)	On December 11, 2020, the Company entered into an equity distribution agreement with Goldman Sachs & Co. LLC and B. Riley Securities, Inc., as sales agents to sell up to 178.0 million shares of the Company’s Class A common stock, of which approximately 40.93 million shares of Class A common stock were sold and settled during December 2020 and approximately 137.07 million shares of Class A common stock were sold and settled during the six months ended June, 2021.

Class A common stock issuance to Mudrick. On June 1, 2021, the Company issued to Mudrick 8.5 million shares of the Company’s Class A common stock and raised gross proceeds of $230.5 million and paid fees of approximately $0.1 million related to this transaction. The Company issued the shares in reliance on an exemption from registration provided by section 4(a)(2) of the Securities Act of 1933. The Company intends to use the proceeds from the share sale primarily for the pursuit of value creating acquisitions of theatre assets and leases, as well as investments to enhance the consumer appeal of its theatres. In addition, with these funds, the Company intends to continue exploring deleveraging opportunities.

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

Dividends. There were no dividends declared to stockholders during the six months ended June 30, 2021. The following is a summary of dividends and dividend equivalents declared to stockholders during the six months ended June 30, 2020:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 26, 2020	March 9, 2020	March 23, 2020	$0.03	$3.2

Related Party Transactions. As of June 30, 2021 and December 31, 2020, the Company recorded a receivable due from Wanda of $0 million and $0.7 million, respectively, for reimbursement of general administrative and other expense incurred on behalf of Wanda. For the three months ended June 30, 2021 and June 30, 2020, the Company recorded approximately $0 million and $0.1 million, respectively, of cost reductions for general and administrative services provided on behalf of Wanda. For the six months ended June 30, 2021 and June 30, 2020, the Company recorded approximately $0 million and $0.2 million, respectively, of cost reductions for general and administrative services provided on behalf of Wanda.

Stock-Based Compensation

The following table presents the stock-based compensation expense recorded within general and administrative: other:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Board of director stock award expense	$—	$—	$0.9	$0.5
Restricted stock unit expense	3.5	3.0	5.7	5.0
Performance stock unit expense	3.4	—	4.2	—
Special performance stock unit expense	1.5	0.7	3.0	0.9
Total stock-based compensation expense	$8.4	$3.7	$13.8	$6.4

As of June 30, 2021, the estimated remaining unrecognized compensation cost related to stock-based compensation arrangements was approximately $44.6 million, which reflects assumptions related to attainment of performance targets based on the scales as described below. The weighted average period over which this remaining compensation expense is expected to be recognized is approximately 1.4 years.

Awards Granted in 2021

During the six months ended June 30, 2021, AMC’s Board of Directors approved awards of stock, restricted stock units (“RSUs”), and performance stock units (“PSUs”) to certain of the Company’s employees and directors under the 2013 Equity Incentive Plan. The grant date fair value of these awards during the six months ended June 30, 2021 was based on the closing price of AMC’s Class A common stock on February 23, 2021 of $7.70 per share. Each RSU and PSU held by a participant as of a dividend record date is entitled to a dividend equivalent equal to the amount paid with respect to one share of Class A common stock underlying the unit. Any such accrued dividend equivalents are paid to the holder upon vesting of the units. Each unit represents the right to receive one share of Class A common stock at a future date.

The 2021 award agreements generally had the following features:

●	Stock Award Agreement: On February 23, 2021, the Company granted awards of 124,054 fully vested shares of Class A common stock to its independent members of AMC’s Board of Directors with a grant date fair value of $0.9 million.
●	Restricted Stock Unit Award Agreement: On February 23, 2021, the Company granted RSU awards of 2,687,813 to certain members of management with a grant date fair value of $20.7 million. Each RSU represents the right to receive one share of Class A common stock at a future date. The RSUs vest over three years with 1/3 vesting in each year. These RSUs will be settled within 30 days of vesting.
●	Performance Stock Unit Award Agreement: On February 23, 2021, total PSUs of 2,687,813 were awarded (“2021 PSU award”) to certain members of management and executive officers, with the total PSUs divided into three separate year tranches with each tranche allocated to a fiscal year within the performance period (“Tranche Year”). The PSUs within each Tranche Year are further divided between 2 performance targets; the Adjusted EBITDA performance target and free cash flow performance target. The 2021 PSU awards will vest based on achieving 80% to 120% of the performance targets with the corresponding vested unit amount ranging from 50% to 200%. If the performance targets are met at 100%, the 2021 PSU awards will vest at 2,687,813 units in the aggregate. No PSUs will vest for each Tranche Year if the Company does not achieve 80% of the Tranche Year’s Adjusted EBITDA and free cash flow targets. Additionally, vesting is subject to the participant’s continued employment through the end of the three-year cumulative period, ending on December 31, 2023. The vested PSUs will be settled within 30 days of vesting which will occur upon certification of performance results by the Compensation Committee of the Board of Directors.

The Compensation Committee establishes the annual performance targets at the beginning of each year, therefore, the grant date (and fair value measurement date) for each Tranche Year is the date at the beginning of each year when a mutual understanding of the key terms and conditions are reached per ASC 718, Compensation – Stock compensation. The 2021 PSU award grant date fair value on February 23, 2021 for the 2021 Tranche Year award of 895,836 units was approximately $6.9 million, measured using performance targets at 100%. In addition, the February 23, 2021 grant date fair value for the 2021 Tranche Year under the 2020 PSU award agreement of 438,244 units and the 2019 PSU award agreement of 181,916 units was approximately $3.4 million and $1.4 million, respectively, measured using performance targets at 100%. At June 30, 2021, the Company estimated that 2021 Tranche Year target performance conditions for the annual Adjusted EBITDA and free cash flow are expected to be achieved at 200% and 160%, respectively.

●	Special Performance Stock Unit (“SPSU”) Executive Award Agreement: In January 2021, the market condition requirement for SPSUs awarded in calendar year 2020 was met as a result of exceeding the 20-day trailing volume weighted average stock price threshold target for tranche 5 and tranche 6 of $4 and $8, respectively. The stock-based compensation costs for SPSUs are recorded on a straight-line basis through October 30, 2021, which is the end of the service requirement period.

The following table represents the nonvested RSU, PSU and SPSU activity for the six months ended June 30, 2021:

		Weighted
		Average
	Shares of RSU	Grant Date
	PSU and SPSU	Fair Value
Beginning balance at January 1, 2021 (1)	4,159,261	$6.27
Granted (2)	4,864,460	7.70
Forfeited	(173,561)	11.91
Nonvested at June 30, 2021	8,850,160	$6.95
Tranche Years 2022 and 2023 awarded under the 2021 PSU award with grant date fair values to be determined in years 2022 and 2023, respectively	1,791,977
Total Nonvested at June 30, 2021	10,642,137
(1)	Includes awards modified during 2020 where grant date fair value was not determined until 2021.
(2)	The number of PSU shares granted under the Tranche Year 2021 assumes the Company will attain a performance target at 200% for the Adjusted EBITDA target and 160% for the free cash flow target. The PSUs vest ratably based on a scale ranging from 80% to 120% of the performance target with the vested amount ranging from 50% to 200% for Tranche Year 2021 awards granted under the 2021 and 2020 PSU award and 30% to 200% for Tranche Year 2021 awards granted under the 2019 PSU award.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Six Months Ended June 30, 2021

								Accumulated
	Class A Voting		Class B Voting		Additional			Other		Total AMC
	Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
(In millions, except share and per share data)	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity (Deficit)	Interests	Deficit
Balances December 31, 2020	172,563,249	$1.8	51,769,784	$0.5	$2,465.6	3,732,625	$(56.4)	$38.7	$(5,335.3)	$(2,885.1)	$26.9	$(2,858.2)
Net loss	—	—	—	—	—	—	—	—	(566.9)	(566.9)	(0.3)	(567.2)
Other comprehensive loss	—	—	—	—	—	—	—	(51.0)	—	(51.0)	(0.2)	(51.2)
Baltics noncontrolling capital contribution	—	—	—	—	0.2	—	—	—	—	0.2	(4.0)	(3.8)
Class A common stock, accrued dividend equivalent adjustment	—	—	—	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Class A common stock issuance	187,066,293	1.8	—	—	579.8	—	—	—	—	581.6	—	581.6
Wanda conversion of Class B shares to Class A shares	46,103,784	0.5	(46,103,784)	(0.5)	—	—	—	—	—	—	—	—
Convertible Notes due 2026 stock conversion	44,422,860	0.4	—	—	606.1	—	—	—	—	606.5	—	606.5
Wanda forfeit and cancellation of Class B shares	—	—	(5,666,000)	—	—	—	—	—	—	—	—	—
Taxes paid for restricted unit withholdings	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	124,054	—	—	—	5.4	—	—	—	—	5.4	—	5.4
Balances March 31, 2021	450,280,240	$4.5	—	$—	$3,657.1	3,732,625	$(56.4)	$(12.3)	$(5,902.3)	$(2,309.4)	$22.4	$(2,287.0)
Net loss	—	—	—	—	—	—	—	—	(343.6)	(343.6)	(0.4)	(344.0)
Other comprehensive income	—	—	—	—	—	—	—	21.4	—	21.4	—	21.4
100% liquidation of Baltics	—	—	—	—	—	—	—	(0.9)	—	(0.9)	(22.0)	(22.9)
Class A common stock, accrued dividend equivalent adjustment	—	—	—	—	—	—	—	—	(0.2)	(0.2)	—	(0.2)
Class A common stock issuance	54,550,000	0.5	—	—	951.6	(3,732,625)	56.4	—	(19.3)	989.2	—	989.2
Class A common stock issuance to Mudrick	8,500,000	0.1	—	—	230.3	—	—	—	—	230.4	—	230.4
Stock-based compensation	—	—	—	—	8.4	—	—	—	—	8.4	—	8.4
Balances June 30, 2021	513,330,240	$5.1	—	$—	$4,847.4	—	$—	$8.2	$(6,265.4)	$(1,404.7)	$—	$(1,404.7)

Condensed Consolidated Statements of Stockholders’ Deficit

For the Six Months Ended June 30, 2020

								Accumulated
	Class A Voting		Class B Voting		Additional			Other		Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Stockholders’
(In millions, except share and per share data)	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity (Deficit)
Balances December 31, 2019	52,080,077	$0.5	51,769,784	$0.5	$2,001.9	3,732,625	$(56.4)	$(26.1)	$(706.2)	$1,214.2
Cumulative effect adjustment for the adoption of new accounting principle (ASU 2016-13)	—	—	—	—	—	—	—	—	(16.9)	(16.9)
Net loss	—	—	—	—	—	—	—	—	(2,176.3)	(2,176.3)
Other comprehensive loss	—	—	—	—	—	—	—	(93.5)	—	(93.5)
Dividends declared:
Class A common stock, $0.03/share, net of forfeitures	—	—	—	—	—	—	—	—	(1.6)	(1.6)
Class B common stock, $0.03/share	—	—	—	—	—	—	—	—	(1.6)	(1.6)
Taxes paid for restricted unit withholdings	—	—	—	—	(1.0)	—	—	—	—	(1.0)
Stock-based compensation	469,516	—	—	—	2.7	—	—	—	—	2.7
Balances March 31, 2020	52,549,593	$0.5	51,769,784	$0.5	$2,003.6	3,732,625	$(56.4)	$(119.6)	$(2,902.6)	$(1,074.0)
Net loss	—	—	—	—	—	—	—	—	(561.2)	(561.2)
Other comprehensive income	—	—	—	—	—	—	—	56.0	—	56.0
Class A common stock, accrued dividend equivalent adjustment	—	—	—	—	—	—	—	—	0.1	0.1
Stock-based compensation	—	—	—	—	3.7	—	—	—	—	3.7
Balances June 30, 2020	52,549,593	$0.5	51,769,784	$0.5	$2,007.3	3,732,625	$(56.4)	$(63.6)	$(3,463.7)	$(1,575.4)

NOTE 8—INCOME TAXES

The Company’s worldwide effective income tax rate is based on actual income (loss), statutory rates, valuation allowances against deferred tax assets and tax planning opportunities available in the various jurisdictions in which it operates. The Company is using a discrete income tax calculation for the three and six months ended June 30, 2021 due to the inability to determine reliable annual estimates of taxable income (loss) due to COVID-19. Historically, for interim financial reporting, the Company estimated the worldwide annual income tax rate based on projected taxable income (loss) for the full year and recorded a quarterly income tax provision or benefit in accordance with the anticipated annual rate, adjusted for discrete items, if any. The Company will return to the historic approach of computing quarterly tax expense based on an annual effective rate in the future interim period when more reliable estimates of annual income become available. The Company recognizes income tax-related interest expense and penalties as income tax expense and general and administrative expense, respectively.

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

For purposes of determining the current and deferred tax provision, and uncertain tax positions for the six months ended June 30, 2021, the Company estimated a significant portion of its net operating losses and tax credits have been eliminated as a result of tax attribute reduction related to the debt exchange transaction that occurred in July 2020. The process of determining the attribute reduction is complex, subject to the taxpayer making certain elections regarding which attributes are to be reduced and cannot be calculated until the completion of taxable income for the year in which the cancellation of debt income (“CODI”) was incurred. Therefore, the estimated impact of the tax attribute reduction is subject to change until the finalization of its 2020 tax returns that will contain the tax consequences of the debt exchange.

The effective tax rate for the six months ended June 30, 2021 reflects the impact of these valuation allowances against U.S. and international deferred tax assets generated during the six-month period. The actual effective rate for the six months ended June 30, 2021 was 1.3%. The Company’s consolidated tax rate for the six months ended June 30, 2021 differs from the U.S. statutory tax rate primarily due to the valuation allowances in U.S. and foreign jurisdictions, foreign tax rate differences, federal and state tax credits, permanent differences and other discrete items. At June 30, 2021 and December 31, 2020, the Company has recorded net deferred tax liabilities of $25.8 million and $40.2 million, respectively.

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

Recurring Fair Value Measurements. The following table summarizes the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of June 30, 2021:

		Fair Value Measurements at June 30, 2021 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Money market mutual funds	$0.5	$0.5	$—	$—
Investments measured at net asset value(1)	12.1	—	—	—
Total assets at fair value	$12.6	$0.5	$—	$—
(1)	The investments relate to non-qualified deferred compensation arrangements on behalf of certain members of management. The Company has an equivalent liability for this related-party transaction recorded in other long-term liabilities for the deferred compensation obligation. The plan was terminated on May 3, 2021 and will be liquidated over the next twelve months.

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

Other Fair Value Measurement Disclosures. The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at June 30, 2021 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$20.0	$—	$18.9	$—
Corporate borrowings	5,480.4	—	4,446.5	761.9

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

NOTE 10—OPERATING SEGMENTS

The Company reports information about operating segments in accordance with ASC 280-10, Segment Reporting, which requires financial information to be reported based on the way management organizes segments within a company for making operating decisions and evaluating performance. The Company has identified two reportable segments and reporting units for its theatrical exhibition operations, U.S. markets and International markets. The International markets reportable segment has operations in or partial interest in theatres in the United Kingdom, Germany, Spain, Italy, Ireland, Portugal, Sweden, Finland, Norway, Denmark, and Saudi Arabia. The Company divested of its interest in Estonia, Latvia, and Lithuania operations, see Note 1—Basis of Presentation for information on the Baltics’ theatre sale. Each segment’s revenue is derived from admissions, food and beverage sales and other ancillary revenues, primarily screen advertising, AMC Stubs® membership fees and other loyalty programs, ticket sales, gift card income and exchange ticket income. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company does not report asset information by segment because that information is not used to evaluate the performance of or allocate resources between segments.

Below is a breakdown of select financial information by reportable operating segment:

	Three Months Ended		Six Months Ended
Revenues (In millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
U.S. markets	$374.8	$15.7	$512.0	$677.0
International markets	69.9	3.2	81.0	283.4
Total revenues	$444.7	$18.9	$593.0	$960.4

	Three Months Ended		Six Months Ended
Adjusted EBITDA (In millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
U.S. markets	$(118.0)	$(241.6)	$(318.4)	$(245.4)
International markets	(32.8)	(98.7)	(127.1)	(91.8)
Total Adjusted EBITDA (1)	$(150.8)	$(340.3)	$(445.5)	$(337.2)
(1)	The Company presents Adjusted EBITDA as a supplemental measure of its performance. The Company defines Adjusted EBITDA as net earnings (loss) plus (i) income tax provision (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of the Company’s ongoing operating performance and to include attributable EBITDA from equity investments in theatre operations in International markets and any cash distributions of earnings from its other equity method investees. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, which is consistent with how Adjusted EBITDA is defined in the Company’s debt indentures.

	Three Months Ended		Six Months Ended
Capital Expenditures (In millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
U.S. markets	$13.8	$24.9	$20.4	$81.8
International markets	4.1	10.1	9.4	44.9
Total capital expenditures	$17.9	$35.0	$29.8	$126.7

	As of	As of
Long-term assets, net (In millions)	June 30, 2021	December 31, 2020
U.S. markets	$6,613.5	$6,895.3
International markets	2,703.3	2,894.1
Total long-term assets (1)	$9,316.8	$9,789.4
(1)	Long-term assets are comprised of property, operating lease right-of-use assets, intangible assets, goodwill, deferred tax assets, and other long-term assets.

The following table sets forth a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net loss	$(344.0)	$(561.2)	$(911.2)	$(2,737.5)
Plus:
Income tax provision (benefit)	(5.2)	(6.1)	(12.0)	62.1
Interest expense	98.9	91.2	261.7	174.0
Depreciation and amortization	105.7	119.7	219.8	242.2
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill (1)	—	—	—	1,851.9
Certain operating expense (income) (2)	(4.0)	(1.5)	(1.7)	0.6
Equity in loss of non-consolidated entities	2.7	12.4	5.5	15.3
Cash distributions from non-consolidated entities (3)	—	6.1	0.3	13.7
Attributable EBITDA (4)	0.7	0.6	(0.1)	0.5
Investment expense (income)	(6.3)	(1.3)	(8.3)	8.1
Other expense (income) (5)	(0.3)	(1.9)	(5.1)	25.0
Other non-cash rent benefit (6)	(11.7)	(3.8)	(19.2)	(1.5)
General and administrative — unallocated:
Merger, acquisition and other costs (7)	4.3	1.8	11.0	2.0
Stock-based compensation expense (8)	8.4	3.7	13.8	6.4
Adjusted EBITDA	$(150.8)	$(340.3)	$(445.5)	$(337.2)
(1)	During the six months ended June 30, 2020, the Company recorded non-cash impairment charges of $1,124.9 million and $619.4 million related to the enterprise fair values of its Domestic Theatres and International Theatres reporting units, respectively. The Company recorded non-cash impairment charges during the six months ended June 30, 2020 related to its long-lived assets of $81.4 million on 57 theatres in the U.S. markets with 658 screens, which were related to property, net, operating lease right-of-use assets, net and other long-term assets and $9.9 million on 23 theatres in the International markets with 213 screens, which were related to property, net and operating lease right-of-use assets, net. The Company recorded non-cash impairment charges related to its indefinite-lived intangible assets of $5.9 million and $2.4 million related to the Odeon and Nordic trade names, respectively, during the six months ended June 30, 2020. The Company also recorded non-cash impairment charges of $8.0 million related to its definite-lived intangible assets.
(2)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens including the related accretion of interest, non-cash deferred digital equipment rent expense, and disposition of assets and other non-operating gains or losses included in operating expenses. The Company has excluded these items as they are non-cash in nature or are non-operating in nature.
(3)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. The Company believes including cash distributions is an appropriate reflection of the contribution of these investments to the Company’s operations.
(4)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of the Company’s equity in (earnings) loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where the Company holds a significant market share, the Company believes attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. The Company also provides services to these theatre operators including information technology systems, certain on-screen advertising services and the Company’s gift card and package ticket program.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Equity in loss of non-consolidated entities	$2.7	$12.4	$5.5	$15.3
Less:
Equity in loss of non-consolidated entities excluding International theatre joint ventures	0.3	12.2	1.5	14.3
Equity in loss of International theatre joint ventures	(2.4)	(0.2)	(4.0)	(1.0)
Income tax provision (benefit)	0.1	—	(0.1)	(0.1)
Investment income	—	—	—	(0.2)
Interest expense	0.2	—	0.2	—
Depreciation and amortization	2.7	0.7	3.6	1.5
Other expense	0.1	0.1	0.2	0.3
Attributable EBITDA	$0.7	$0.6	$(0.1)	$0.5

(5)	Other expense (income) during the three months ended June 30, 2021, included income related to contingent lease guarantees of $(3.7) million, partially offset by foreign currency transaction losses of $3.4 million. Other expense (income) during the three months ended June 30, 2020, included a gain of $(6.4) million for the fair value adjustment of the derivative asset related to the contingent call option related to the Class B common stock purchase and cancellation agreement and the foreign currency transaction gains of $(2.1) million, partially offset by credit losses related to contingent lease guarantees of $3.9 million and financing fees of $2.8 million related to debt modification.

During the six months ended June 30, 2021, other expense (income) primarily consisted of income related to contingent lease guarantees of $(5.7) million and foreign currency transaction gains of $(0.4) million, partially offset by financing fees of $1.0 million primarily related to deferred financing cost write-off for the Odeon revolving credit facility. During the six months ended June 30, 2020, other expense (income) primarily related to a loss of $13.7 million for the fair value adjustment of the derivative asset related to the contingent call option related to the Class B common stock purchase and cancellation agreement, credit losses related to contingent lease guarantees of $9.2 million, and financing fees of $2.8 million related to debt modification, partially offset by a gain of $(0.5) million for the fair value adjustment of the derivative liability related to the Convertible Notes due 2026 and foreign currency transaction losses of approximately $(0.1) million.

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

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Numerator:
Net loss for basic loss per share attributable to AMC Entertainment Holdings, Inc.	$(343.6)	$(561.2)	$(910.5)	$(2,737.5)
Net loss for diluted loss per share attributable to AMC Entertainment Holdings, Inc.	$(343.6)	$(561.2)	$(910.5)	$(2,737.5)

Denominator (shares in thousands):
Weighted average shares for basic loss per common share	480,731	104,319	440,644	104,282
Weighted average shares for diluted loss per common share	480,731	104,319	440,644	104,282
Basic loss per common share	$(0.71)	$(5.38)	$(2.07)	$(26.25)
Diluted loss per common share	$(0.71)	$(5.38)	$(2.07)	$(26.25)

Vested RSUs, PSUs, and SPSUs have dividend rights identical to the Company’s Class A common stock and are treated as outstanding shares for purposes of computing basic and diluted earnings per share. Unvested RSUs of 3,812,964 for both the three and six months ended June 30, 2021 and unvested RSUs of 2,249,263 for the three and six months ended June 30, 2020 were not included in the computation of diluted loss per share because they would be anti-dilutive.

Unvested PSUs and SPSUs are subject to performance and market conditions, respectively, and are included in diluted earnings per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the Company’s 2013 Equity Incentive Plan if the end of the reporting period were the end of the contingency period. Unvested PSUs of 2,161,222 at certain performance targets for both the three and six months ended June 30, 2021; unvested PSUs of 782,992 at certain performance targets for both the three and six months ended June 30, 2020; unvested SPSUs of 1,156,656 at the minimum market condition for both the three and six months ended June 30, 2021; and unvested SPSUs of 595,003 at the minimum market condition for both the three and six months ended June 30, 2020, were not included in the computation of diluted loss per share because they would not be issuable if the end of the reporting period were the end of the contingency period or they would be anti-dilutive.

On January 29, 2021, the $600.0 million principal amount of the Company’s Convertible Notes due 2026 were converted into the Company’s Class A common stock at a conversion price of $13.51 per share and resulted in the issuance of 44,422,860 shares. For both the three and six months ended June 30, 2020, the Company used the if-converted method for calculating any potential dilutive effect of the Convertible Notes due 2026. For the three months ended June 30, 2020, the Company has not adjusted net loss to eliminate the interest expense of $8.3 million related to the Convertible Notes due 2026 in the computation of diluted loss per share because the effects would be anti-dilutive. For the six months ended June 30, 2020, the Company has not adjusted net loss to eliminate the interest expense of $16.6 million and other expense (income) of $(0.5) million for the derivative liability related to the Convertible Notes due 2026 in the computation of diluted loss per share because the effects would be anti-dilutive. For both the three and six months ended June 30, 2020, the Company has not included in diluted weighted average shares of approximately 31.7 million shares issuable upon conversion as the effects would be anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10–Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “forecast,” “estimate,” “project,” “intend,” “plan,” “expect,” “should,” “believe” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Examples of forward-looking statements include statements we make regarding the impact of COVID-19, future attendance levels, the sufficiency of future cash flows compliance with our debt covenants and our liquidity. These forward-looking statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions and speak only as of the date on which it is made. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	The risks and uncertainties relating to the sufficiency of our existing cash and cash equivalents and available borrowing capacity to comply with minimum liquidity and financial requirements under our debt covenants related to borrowings pursuant to the Senior Secured Revolving Credit Facility and Odeon Term Loan Facility, fund operations, and satisfy obligations including cash outflows for deferred rent and planned capital expenditures currently and through the next twelve months. In order to achieve net positive operating cash flows and long-term profitability, the Company believes it will need to increase attendance levels significantly from their current levels to achieve levels in line with pre COVID-19 attendance. The Company believes the global re-opening of its theatres, the anticipated volume of titles available for theatrical release, and the anticipated broad appeal of many of those titles will support increased attendance levels. However, there remain significant risks that may negatively impact attendance levels, including a resurgence of COVID related restrictions, potential movie-goer reluctance to attend theatres due to concerns about the COVID variant strains, movie studios release schedules and direct to streaming or other changing movie studio practices. If we are unable to achieve more normalized levels of attendance and operating revenues, we may be required to obtain additional liquidity. If such additional liquidity were not realized or insufficient we likely would seek an in-court or out-of-court restructuring of our liabilities, and in the event of such future liquidation or bankruptcy proceeding, holders of our common stock and other securities would likely suffer a total loss of their investment;

●	the impact of the COVID variant strains on us, the motion picture exhibition industry, and the economy in general, including our response to the COVID variant strains related to suspension of operations at our theatres, personnel reductions and other cost-cutting measures and measures to maintain necessary liquidity and increases in expenses relating to precautionary measures at our facilities to protect the health and well-being of our customers and employees;

●	risks and uncertainties relating to our significant indebtedness, including our borrowings and our ability to meet our financial maintenance and other covenants;

●	shrinking exclusive theatrical release windows;

●	certain covenants in the agreements that govern our indebtedness may limit our ability to take advantage of certain business opportunities and limit or restrict our ability to pay dividends;

●	risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges;

●	risks relating to motion picture production and performance;

●	our lack of control over distributors of films;

●	intense competition in the geographic areas in which we operate;

●	increased use of alternative film delivery methods including premium video on demand or other forms of entertainment;

●	general and international economic, political, regulatory, social and financial market conditions and other risks, including the effects of the exit of the United Kingdom from the European Union;

●	limitations on the availability of capital or poor financial results may prevent us from deploying strategic initiatives;

●	our ability to achieve expected synergies, benefits and performance from our strategic initiatives;

●	our ability to refinance our indebtedness on terms favorable to us or at all;

●	our ability to optimize our theatre circuit through new construction, the transformation of our existing theatres, and strategically closing underperforming theatres may be subject to delay and unanticipated costs;

●	AMC Stubs® A-List may not meet anticipated revenue projections which could result in a negative impact upon operating results;

●	failures, unavailability or security breaches of our information systems;

●	our ability to utilize interest expense deductions may be limited annually due to Section 163(j) of the Tax Cuts and Jobs Act of 2017;

●	our ability to recognize interest deduction carryforwards, net operating loss carryforwards and other tax attributes to reduce our future tax liability;

●	our ability to recognize certain international deferred tax assets which currently do not have a valuation allowance recorded;

●	impact of the elimination of the calculation of USD LIBOR rates on our contracts indexed to USD LIBOR:

●	review by antitrust authorities in connection with acquisition opportunities;

●	risks relating to the incurrence of legal liability, including costs associated with the ongoing securities class action lawsuits;

●	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;

●	increased costs in order to comply or resulting from a failure to comply with governmental regulation, including the General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”) and pending future domestic privacy laws and regulations;

●	the dilution caused by recent and future sales of our Class A common stock could adversely affect the market price of the Class A common stock;

●	the market price and trading volume of our shares of Class A common stock has been and may continue to be volatile, and purchasers of our securities could incur substantial losses;

●	future offerings of debt, which would be senior to our Class A common stock for purposes of distributions or upon liquidation, could adversely affect the market price of our Class a common stock;

●	geopolitical events, including the threat of terrorism or cyber-attacks, or widespread health emergencies, such as the novel coronavirus or other pandemics or epidemics, causing people to avoid our theatres or other public places where large crowds are in attendance;

●	anti-takeover protections in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage or prevent a takeover of our Company, even if an acquisition would be beneficial to our stockholders;

●	an issuance of preferred stock could dilute the voting power of the common stockholders and adversely affect the market value of our Class A common stock; and

●	other risks referenced from time to time in filings with the SEC.

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

Temporarily Suspended or Limited Operations

Throughout the first quarter of 2020, we temporarily suspended theatre operations in our U.S. markets and International markets in compliance with local, state, and federal governmental restrictions and recommendations on social gatherings to prevent the spread of COVID-19 and as a precaution to help ensure the health and safety of our guests and theatre staff. As of March 17, 2020, all of our U.S. and International theatre operations were temporarily suspended. We resumed limited operations in the International markets in early June 2020 and limited operations in the U.S. markets in late August 2020. A COVID-19 resurgence during the fourth quarter of 2020 resulted in additional local, state, and federal governmental restrictions and many previously reopened theatres in International markets temporarily suspended operations again.

As a result of these temporarily suspended or limited operations, our revenues and expenses for the six months ended June 30, 2021 were significantly lower than the revenues and expenses for the six months ended June 30, 2020, with significantly lower revenues and expenses during the first quarter of 2021 compared to the first quarter of 2020, partially offset by increased revenues and expenses during the second quarter of 2021 compared to the second quarter of 2020.

As of January 1, 2021, we were operating at 394 domestic theatres with limited seating capacities, representing approximately 67% of our domestic theatres. During the first quarter ended March 31, 2021, in response to eased restrictions by state and local governments, we resumed operations in key markets such as New York and Los Angeles. As of March 31, 2021, we were operating at 585 domestic theatres with limited seating capacities, representing approximately 99% of our domestic theatres. As of June 30, 2021, we were operating at 593 domestic theatres, representing approximately 100% of our domestic theatres with remaining seating capacity restrictions winding down throughout the quarter. As of January 1, 2021, we were operating at 109 International leased and partnership theatres, with limited seating capacities, representing approximately 30% of our International theatres. As of March 31, 2021, we were operating at 97 International theatres with limited seating capacities, representing approximately 27% of our International theatres. As of June 30, 2021, we were operating at 335 International theatres with limited seating capacities, representing approximately 95% of our International theatres. Our average consolidated screens operated during the three months ended March 31, 2021 declined by 24.2% from the prior year. Our average consolidated screens operated during the three months ended June 30, 2021 increased by 8,830 screens to 8,890 screens from 60 screens in the prior year.

Overview

AMC is the world’s largest theatrical exhibition company and an industry leader in innovation and operational excellence. We operate theatres in 12 countries, including the U.S., Europe and Saudi Arabia.

Our theatrical exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues is generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs® customer loyalty program, rental of theatre auditoriums, income from gift card and exchange ticket sales, and online ticketing fees. As of June 30, 2021, we owned, operated or had interests in 947 theatres and 10,552 screens.

Box Office Admissions and Film Content

Box office admissions are our largest source of revenue. We predominantly license theatrical films from distributors owned by major film production companies and from independent distributors on a film-by-film and theatre-by-theatre basis. Film exhibition costs are based on a share of admissions revenues and are accrued based on estimates of the final settlement pursuant to our film licenses. These licenses typically state that rental fees are based on the box office performance of each film, though in certain circumstances and less frequently, our rental fees are based on a mutually agreed settlement rate that is fixed. In some European territories, film rental fees are established on a weekly basis and some licenses use a per capita agreement instead of a revenue share, paying a flat amount per ticket.

The North American and International industry box offices have been significantly impacted by the COVID-19 pandemic. As a result, film distributors have postponed new film theatrical releases and/or shortened the period of theatrical exclusivity (“the window”). Theatrical releases may continue to be postponed and windows shortened while the box office suffers from COVID-19 impacts. As a result of the reduction in theatrical film releases, we have licensed and exhibited a larger number of previously released films that have lower film rental terms.

The combination of theatre closures, reopening restrictions, reduced new film releases, and shortened windows of theatrical exclusivity has resulted in a significantly lower industry box office for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. In response to the current low attendance levels, (in addition to any local capacity restrictions) we have made adjustments to theatre operating hours to align screen availability and associated theatre operating costs with attendance levels for each theatre.

During 2020, we entered into an agreement with Universal Pictures, a subsidiary of the NBC Universal Film and Entertainment division of Comcast Corporation (NASDAQ:CMCSA), to theatrically license films with an accelerated home entertainment window for premium video on demand (“PVOD”). This multi-year agreement preserves exclusivity for theatrical viewing for at least the first three weekends of a film’s release, during which time a considerable majority of a movie’s theatrical box office revenue typically is generated. It provides Universal the flexibility to release its movies on PVOD as early as 17 days after theatrical release, with compensation for AMC based in part on a portion of Universal’s PVOD revenue.

Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor’s films in any given year. Our results of operations may vary significantly from quarter to quarter and from year to year based on the timing and popularity of film releases.

Movie Screens

The following table provides detail with respect to digital delivery, 3D enabled projection, large screen formats, such as IMAX® and our proprietary Dolby Cinema™, other Premium Large Format (“PLF”) screens, enhanced food and beverage offerings and our premium seating as deployed throughout our circuit on June 30, 2021. This data represents available services in a pre-COVID-19 environment. Due to mandated government attendance restrictions, the ability for guests to utilize all these amenities was and in certain locations continues to be significantly curtailed. In the U.S. markets, during the six months ended June 30, 2021, the mandated government attendance restrictions have significantly declined or were eliminated; however, mandated government attendance restrictions continued in many of the countries within the International markets.

	U.S. Markets		International Markets
	Number of	Number of	Number of	Number of
	Screens As of	Screens As of	Screens As of	Screens As of
Format	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
IMAX®	186	188	38	35
Dolby CinemaTM	153	150	6	5
Other Premium Large Format ("PLF")	56	55	75	71
Dine-in theatres	735	725	8	8
Premium seating	3,386	3,282	550	470

Guest Amenities

We believe we are an industry leader in the development and operation of theatres. Typically, our theatres have 12 or more screens and offer amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and premium seat design. As part of our long-term strategy, we seek to continually upgrade the quality of our theatre circuit through substantial renovations featuring our seating concepts, acquisitions, new builds (including expansions), expansion of food and beverage offerings (including dine-in theatres), and by disposing of older screens through closures and sales. As a result of the impact of COVID-19 on our business, capital expenditures are currently predominantly focused on maintenance spending.

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

As of June 30, 2021, in our U.S. markets we featured recliner seating in approximately 349 U.S. theatres, including Dine-in-Theatres, totaling approximately 3,386 screens and representing 43.8% of total U.S. screens. In our International markets, as of June 30, 2021, we had recliner seating in approximately 86 International theatres, totaling approximately 550 screens and representing 19.5% of total International screens.

Open-source internet ticketing makes our AMC seats (approximately 1.1 million as of June 30, 2021) in all our U.S. theatres and auditoriums, for all our showtimes as available as possible, on as many websites as possible. Our tickets are currently on sale either directly or through mobile apps, at our own website and mobile apps and other third-party ticketing vendors.

Food and beverage sales are our second largest source of revenue after box office admissions. We offer enhanced food and beverage products that include meals, healthy snacks, premium liquor, beer and wine options, and other gourmet products. Our long-term growth strategy calls for investment across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage menu improvements to the expansion of our dine-in theatre brand. As a result of the COVID-19 pandemic, we have streamlined our concession menus to focus on our best-selling products and expanded cashless transactions technology through the deployment of mobile ordering across all brands, all in an effort to reduce the number of touch-points between guests and employees. We have also upgraded our Coca Cola Freestyle beverage machines to include a mobile app allowing guests to dispense drinks without the need to utilize the machine’s touch screen.

Our MacGuffins Bar and Lounges (“MacGuffins”) give us an opportunity to engage our legal age customers. As of June 30, 2021, we offer alcohol in approximately 342 AMC theatres in the U.S. markets and 241 theatres in our International markets and continue to explore expansion globally.

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

As of June 30, 2021, we had more than 23,800,000 member households enrolled in AMC Stubs® A-List, AMC Stubs Premiere™ and AMC Stubs Insider™ programs, combined. Our AMC Stubs® members represented approximately 37.1% of AMC U.S. markets attendance as of June 30, 2021. Our large database of identified movie-goers also provides us with additional insight into our customers’ movie preferences. This enables us to have a larger, more personalized and targeted marketing effort.

In our International markets, we currently have loyalty programs in the major territories in which we operate. The movie-goers can earn points for spending money at the theatre, and those points can be redeemed for tickets and concession items at a later date. We currently have more than 11,600,000 members in our various International loyalty programs. We are currently evaluating the Odeon loyalty programs to determine how best to reward our European movie-goers and heighten guest loyalty to drive additional attendance to Odeon theatres.

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

We recorded impairment charges primarily related to long-lived assets and definite lived intangible assets of $0 million and $106.5 million during the three and six months ended June 30, 2020, respectively. No impairment charges were recorded during the three and six months ended June 30, 2021. There are a number of estimates and significant judgments that are made by management in performing these impairment evaluations. Such judgments and estimates include estimates of future attendance, revenues, rent relief, cost savings, cash flows, capital expenditures, and the cost of capital, among others. Attendance is expected to be significantly below historical levels for the first several months following reopening but is expected to increase as customers become more comfortable with the experience. We believe we have used reasonable and appropriate business judgments. There is considerable management judgment with respect to cash flow estimates and appropriate discount rates to be used in determining fair value, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy. These estimates determine whether impairments have been incurred, and quantify the amount of any related impairment charge. Given the nature of our business and our recent history, future impairments are possible and they may be material, based upon business conditions that are constantly changing and the competitive business environment in which we operate.

During the six months ended June 30, 2020, we recorded non-cash impairment charges of long-lived assets of $81.4 million on 57 theatres in the U.S. markets with 658 screens (in Alabama, Arkansas, California, District of Columbia, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Montana, New Hampshire, New Jersey, New York, North Carolina, North Dakota, Ohio, Pennsylvania, South Dakota, Tennessee, Texas, Washington, Wisconsin and Wyoming) and $9.9 million on 23 theatres in the International markets with 213 screens (in Germany, Italy, Spain, UK and Sweden). During the six months ended June 30, 2020, we recorded impairment losses related to definite-lived intangible assets of $8.0 million. In addition, we recorded an impairment loss of $7.2 million within investment expense (income), related to equity interest investments without a readily determinable fair value accounted for under the cost method. No non-cash impairment charges of long-lived assets were recorded during the three months ended June 30, 2020 or during the three and six months ended June 30, 2021.

During the three months ended March 31, 2020, we performed a quantitative impairment evaluation of our indefinite-lived intangible assets related to the AMC, Odeon and Nordic trade names and recorded impairment charges of $5.9 million related to Odeon trade names and $2.4 million related to Nordic trade names during the three months ended March 31, 2020 and six months ended June 30, 2020. To estimate fair value of our indefinite-lived trade names, we employed a derivation of the Income Approach known as the Royalty Savings Method. The Royalty Savings Method values an intangible asset by estimating the royalties saved through ownership of the asset. We applied royalty rates of 0.5% for AMC and Odeon trade names and 1.0% for Nordic to the related theatre revenues on an after-tax basis using effective tax rates. Related cash flows were discounted at 12.5% for AMC and 14.0% for Odeon and Nordic. No impairment charges related to our indefinite-lived trade names were recorded during the three months ended June 30, 2020 or during the three and six months ended June 30, 2021.

Goodwill. We evaluate the goodwill recorded at our two reporting units (Domestic Theatres and International Theatres) for impairment annually as of the beginning of the fourth fiscal quarter or more frequently as specific events or circumstances dictate. In accordance with ASC 350-20-35-30, we performed an assessment to determine whether there were any events or changes in circumstances that would warrant an interim ASC 350 impairment analysis as of March 31, 2021. Based on increases in our enterprise market capitalization from December 31, 2020 to March 31, 2021 and from December 31, 2020 to June 30, 2021, we performed a qualitative impairment test to evaluate whether it is more likely than not that the fair value of our two reporting units is less than their respective carrying amounts as of March 31, 2021 and June 30, 2021, respectively. We concluded that it is not more likely than not that the fair value of our two reporting units have been reduced below their respective carrying amounts. As a result, we concluded that interim quantitative impairment tests as of March 31, 2021 and June 30, 2021 were not required.

At March 31, 2020, we performed the Step 1 quantitative goodwill impairment test and used an enterprise value approach to measure fair value of the reporting units. The enterprise fair values of the Domestic Theatres and International Theatres reporting units were less than their carrying values and goodwill impairment charges of $1,124.9 million and $619.4 million, respectively, were recorded as of March 31, 2020 for our Domestic Theatres and International Theatres reporting units.

Significant Events

Class A common stock issuance. In December of 2020 and the first half of 2021, we entered into equity distribution agreements with sales agents to sell up to 241.6 million shares of our Class A common stock, par value $0.01 per share, through “at-the-market” offering programs. During the six months ended June 30, 2021, we raised gross proceeds of approximately $1,611.8 million related to the “at-the-market” offering programs and paid fees to the sales agents of approximately $40.3 million and other fees of $0.7 million. We intend to use the net proceeds from the sale of the Class A common stock pursuant to the equity distribution agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness or working capital, capital expenditures and other investments. The gross proceeds raised from the “at-the-market” sale of Class A common stock during the six months ended June 30, 2021 are summarized in the table below:

"At-the-market" Equity Distribution Agreement Dates	Sales Agents	Number of Class A common stock shares sold (in millions)	Gross Proceeds (in millions)
December 11, 2020	Goldman Sachs & Co. LLC and B. Riley Securities, Inc. (1)	137.07	$352.6
January 25, 2021	Goldman Sachs & Co. LLC and B. Riley Securities, Inc.	50.0	244.3
April 27, 2021	Goldman Sachs & Co. LLC, B. Riley Securities, Inc. and Citigroup Global Markets Inc.	43.0	427.5
June 3, 2021	B. Riley Securities, Inc. and Citigroup Global Markets Inc.	11.55	587.4
	Total	241.62	$1,611.8
(1)	On December 11, 2020, we entered into an equity distribution agreement with Goldman Sachs & Co. LLC and B. Riley Securities, Inc., as sales agents to sell up to 178.0 million shares of our Class A common stock, of which approximately 40.93 million shares of our Class A common stock were sold and settled during December 2020 and approximately 137.07 million shares of our Class A common stock were sold and settled during the six months ended June 30, 2021.

Class A common stock issuance to Mudrick. On June 1, 2021, we issued to Mudrick 8.5 million shares of our Class A common stock and raised gross proceeds of $230.5 million and paid fees of approximately $0.1 million related to this transaction. We issued the shares in reliance on an exemption from registration provided by section 4(a)(2) of the Securities Act of 1933. We intend to use the proceeds from the share sale primarily for the pursuit of value creating acquisitions of theatre assets and leases, as well as investments to enhance the consumer appeal of our theatres. In addition, with these funds, we intend to continue exploring deleveraging opportunities.

Baltics’ theatre sale. On August 28, 2020, we entered into an agreement to sell our equity interest in Forum Cinemas OU, which consisted of nine theatres located in the Baltics’ region (Latvia, Lithuania and Estonia) and was included in our International markets reportable segment. The completion of the sale took place in several steps and was contingent upon clearance from each regulatory competition council in each country. In October 2020, we completed the divestiture of our equity interest in Latvia. In February 2021, we received cash consideration for the remaining equity interest in Estonia of $3.8 million (€3.2 million), net of cash of $0.3 million. In May 2021, we received cash consideration of $31.4 million (€26.2 million), net of cash of $0.1 million and transaction costs of $0.3 million, which completed the sale of our remaining 51% equity interest in Lithuania and eliminated our noncontrolling interest in Forum Cinemas OU. We recorded the net gain from the sale of our equity interest in Forum Cinemas OU of $5.5 million, net of transaction costs of $2.6 million, in investment income, during the three and six months ended June 30, 2021.

Operating Results

The following table sets forth our consolidated revenues, operating costs and expenses.

	Three Months Ended				Six Months Ended
(In millions)	June 30, 2021	June 30, 2020	% Change		June 30, 2021	June 30, 2020	% Change
Revenues
Admissions	$233.0	$0.9	*	%	$302.5	$568.9	(46.8)%
Food and beverage	161.5	0.4	*	%	211.6	288.5	(26.7)%
Other theatre	50.2	17.6	*	%	78.9	103.0	(23.4)%
Total revenues	444.7	18.9	*	%	593.0	960.4	(38.3)%
Operating Costs and Expenses
Film exhibition costs	98.9	0.2	*	%	120.9	271.9	(55.5)%
Food and beverage costs	26.3	4.5	*	%	36.0	57.9	(37.8)%
Operating expense, excluding depreciation and amortization below	246.2	114.8	*	%	425.9	471.7	(9.7)%
Rent	205.5	224.1	(8.3)%		397.6	461.9	(13.9)%
General and administrative:
Merger, acquisition and other costs	4.3	1.8	*	%	11.0	2.0	* %
Other, excluding depreciation and amortization below	54.4	25.4	*	%	106.2	58.6	81.2%
Depreciation and amortization	105.7	119.7	(11.7)%		219.8	242.2	(9.2)%
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill	—	—	*	%	—	1,851.9	* %
Operating costs and expenses	741.3	490.5	51.1%		1,317.4	3,418.1	(61.5)%
Operating loss	(296.6)	(471.6)	(37.1)%		(724.4)	(2,457.7)	(70.5)%
Other expense (income):
Other expense (income)	(42.7)	(6.6)	*	%	(60.1)	20.3	* %
Interest expense:
Corporate borrowings	88.1	79.6	10.7%		239.6	150.9	58.8%
Finance lease obligations	1.4	1.5	(6.7)%		2.8	3.1	(9.7)%
Non-cash NCM exhibitor service agreement	9.4	10.1	(6.9)%		19.3	20.0	(3.5)%
Equity in loss of non-consolidated entities	2.7	12.4	(78.2)%		5.5	15.3	(64.1)%
Investment expense (income)	(6.3)	(1.3)	*	%	(8.3)	8.1	* %
Total other expense, net	52.6	95.7	(45.0)%		198.8	217.7	(8.7)%
Net loss before income taxes	(349.2)	(567.3)	(38.4)%		(923.2)	(2,675.4)	(65.5)%
Income tax provision (benefit)	(5.2)	(6.1)	(14.8)%		(12.0)	62.1	* %
Net loss	(344.0)	(561.2)	(38.7)%		(911.2)	(2,737.5)	(66.7)%
Less: Net loss attributable to noncontrolling interests	(0.4)	—	*	%	(0.7)	—	* %
Net loss attributable to AMC Entertainment Holdings, Inc.	$(343.6)	$(561.2)	(38.8)%		$(910.5)	$(2,737.5)	(66.7)%

*     Percentage change in excess of 100%

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Operating Data:	2021	2020	2021	2020
Screen additions	19	—	51	13
Screen acquisitions	62	—	62	—
Screen dispositions	39	140	102	214
Construction openings (closures), net	(8)	—	(2)	(7)
Average screens (1)	8,890	60	7,812	4,467
Number of screens operated	10,452	—	10,452	—
Number of theatres operated	928	—	928	—
Total number of circuit screens	10,552	10,833	10,552	10,833
Total number of circuit theatres	947	978	947	978
Screens per theatre	11.1	11.1	11.1	11.1
Attendance (in thousands) (1)	22,068	100	28,865	60,595
(1)	Includes consolidated theatres only and excludes screens offline due to construction and temporary suspension of operations as consequence of the COVID-19 pandemic.

Segment Operating Results

The following table sets forth our revenues, operating costs and expenses by reportable segment.

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
(In millions)	2021	2020	2021	2020	2021	2020
Revenues
Admissions	$194.1	$—	$38.9	$0.9	$233.0	$0.9
Food and beverage	140.8	—	20.7	0.4	161.5	0.4
Other theatre	39.9	15.7	10.3	1.9	50.2	17.6
Total revenues	374.8	15.7	69.9	3.2	444.7	18.9
Operating Costs and Expenses
Film exhibition costs	84.2	(0.2)	14.7	0.4	98.9	0.2
Food and beverage costs	20.3	3.3	6.0	1.2	26.3	4.5
Operating expense	187.1	79.4	59.1	35.4	246.2	114.8
Rent	155.0	164.8	50.5	59.3	205.5	224.1
General and administrative expense:
Merger, acquisition and other costs	3.5	1.7	0.8	0.1	4.3	1.8
Other, excluding depreciation and amortization below	40.0	13.8	14.4	11.6	54.4	25.4
Depreciation and amortization	78.8	91.0	26.9	28.7	105.7	119.7
Operating costs and expenses	568.9	353.8	172.4	136.7	741.3	490.5
Operating loss	(194.1)	(338.1)	(102.5)	(133.5)	(296.6)	(471.6)
Other expense (income):
Other expense (income)	0.1	0.1	(42.8)	(6.7)	(42.7)	(6.6)
Interest expense:
Corporate borrowings	69.7	78.2	18.4	1.4	88.1	79.6
Finance lease obligations	0.2	0.3	1.2	1.2	1.4	1.5
Non-cash NCM exhibitor service agreement	9.4	10.1	—	—	9.4	10.1
Equity in loss of non-consolidated entities	0.3	11.4	2.4	1.0	2.7	12.4
Investment expense (income)	(0.8)	(1.2)	(5.5)	(0.1)	(6.3)	(1.3)
Total other expense (income), net	78.9	98.9	(26.3)	(3.2)	52.6	95.7
Net loss before income taxes	(273.0)	(437.0)	(76.2)	(130.3)	(349.2)	(567.3)
Income tax provision (benefit)	(3.4)	4.4	(1.8)	(10.5)	(5.2)	(6.1)
Net loss	(269.6)	(441.4)	(74.4)	(119.8)	(344.0)	(561.2)
Less: net loss attributable to noncontrolling interests	—	—	(0.4)	—	(0.4)	—
Net loss attributable to AMC Entertainment Holdings, Inc.	$(269.6)	$(441.4)	$(74.0)	$(119.8)	$(343.6)	$(561.2)

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2021	2020	2021	2020	2021	2020
Segment Operating Data:
Screen additions	—	—	19	—	19	—
Screen acquisitions	62	—	—	—	62	—
Screen dispositions	—	81	39	59	39	140
Construction openings (closures), net	(8)	—	—	—	(8)	—
Average screens (1)	7,594	—	1,296	60	8,890	60
Number of screens operated	7,724	—	2,728	—	10,452	—
Number of theatres operated	593	—	335	—	928	—
Total number of circuit screens	7,736	7,967	2,816	2,866	10,552	10,833
Total number of circuit theatres	594	620	353	358	947	978
Screens per theatre	13.0	12.9	8.0	8.0	11.1	11.1
Attendance (in thousands) (1)	17,801	—	4,267	100	22,068	100
(1)	Includes consolidated theatres only and excludes screens offline due to construction and temporary suspension of operations as consequence of the COVID-19 pandemic.

	U.S. Markets		International Markets		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
(In millions)	2021	2020	2021	2020	2021	2020
Revenues
Admissions	$259.0	$389.1	$43.5	$179.8	$302.5	$568.9
Food and beverage	188.4	216.6	23.2	71.9	211.6	288.5
Other theatre	64.6	71.3	14.3	31.7	78.9	103.0
Total revenues	512.0	677.0	81.0	283.4	593.0	960.4
Operating Costs and Expenses
Film exhibition costs	104.4	198.7	16.5	73.2	120.9	271.9
Food and beverage costs	28.8	38.2	7.2	19.7	36.0	57.9
Operating expense	329.1	331.3	96.8	140.4	425.9	471.7
Rent	291.5	339.2	106.1	122.7	397.6	461.9
General and administrative expense:
Merger, acquisition and other costs	7.2	2.0	3.8	—	11.0	2.0
Other	76.0	31.1	30.2	27.5	106.2	58.6
Depreciation and amortization	165.2	183.4	54.6	58.8	219.8	242.2
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill	—	1,214.3	—	637.6	—	1,851.9
Operating costs and expenses	1,002.2	2,338.2	315.2	1,079.9	1,317.4	3,418.1
Operating loss	(490.2)	(1,661.2)	(234.2)	(796.5)	(724.4)	(2,457.7)
Other expense (income):
Other expense (income)	(3.4)	25.6	(56.7)	(5.3)	(60.1)	20.3
Interest expense:
Corporate borrowings	212.7	148.7	26.9	2.2	239.6	150.9
Finance lease obligations	0.4	0.7	2.4	2.4	2.8	3.1
Non-cash NCM exhibitor service agreement	19.3	20.0	—	—	19.3	20.0
Equity in loss of non-consolidated entities (1)	1.2	13.3	4.3	2.0	5.5	15.3
Investment expense (income)	(2.8)	8.2	(5.5)	(0.1)	(8.3)	8.1
Total other expense (income), net	227.4	216.5	(28.6)	1.2	198.8	217.7
Net loss before income taxes	(717.6)	(1,877.7)	(205.6)	(797.7)	(923.2)	(2,675.4)
Income tax provision (benefit)	(7.9)	1.5	(4.1)	60.6	(12.0)	62.1
Net loss	(709.7)	(1,879.2)	(201.5)	(858.3)	(911.2)	(2,737.5)
Less: net loss attributable to noncontrolling interests	—	—	(0.7)	—	(0.7)	—
Net loss attributable to AMC Entertainment Holdings, Inc.	$(709.7)	$(1,879.2)	$(200.8)	$(858.3)	$(910.5)	$(2,737.5)

	U.S. Markets		International Markets		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2021	2020	2021	2020	2021	2020
Segment Operating Data:
Screen additions	31	11	20	2	51	13
Screen acquisitions	62	—	—	—	62	—
Screen dispositions	23	138	79	76	102	214
Construction openings (closures), net	(2)	—	—	(7)	(2)	(7)
Average screens (1)	6,995	3,333	817	1,134	7,812	4,467
Number of screens operated	7,724	—	2,728	—	10,452	—
Number of theatres operated	593	—	335	—	928	—
Total number of circuit screens	7,736	7,967	2,816	2,866	10,552	10,833
Total number of circuit theatres	594	620	353	358	947	978
Screens per theatre	13.0	12.9	8.0	8.0	11.1	11.1
Attendance (in thousands) (1)	24,040	39,669	4,825	20,926	28,865	60,595
(1)	Includes consolidated theatres only and excludes screens offline due to construction and temporary suspension of operations as consequence of the COVID-19 pandemic.

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

During the three months ended June 30, 2021, Adjusted EBITDA in the U.S. markets was $(118.0) million compared to $(241.6) million during the three months ended June 30, 2020. The year-over-year improvement was primarily due to the decreased net loss driven by an increase in attendance as a result of the reopening of theatres that had been temporarily closed due to the COVID-19 pandemic and lifting of seating restrictions and decreases in rent expense, partially offset by increases in operating expenses due to the increase in attendance and increases in general and administrative expense. During the three months ended June 30, 2021, Adjusted EBITDA in the International markets was $(32.8) million compared to $(98.7) million during the three months ended June 30, 2020. The year-over-year improvement was primarily due to the decreased net loss driven by an increase in attendance as a result of the reopening of theatres that had been temporarily closed due to the COVID-19 pandemic, increases in governmental assistance for COVID-19, and decreases in rent, partially offset by increases in operating expenses due to the increase in attendance, increases in general and administrative expense and increases in foreign currency translation rates. During the three months ended June 30, 2021, Adjusted EBITDA in the U.S. markets and International markets was $(150.8) million compared to $(340.3) million during the three months ended June 30, 2020, driven by the aforementioned factors impacting Adjusted EBITDA.

During the six months ended June 30, 2021, Adjusted EBITDA in the U.S. markets was $(318.4) million compared to $(245.4) million during the six months ended June 30, 2020. The year-over-year decrease was primarily due to the decrease in attendance largely attributable to the limited or temporary suspension of operations as consequence of the COVID-19 pandemic, the increase in general and administrative expense and the decrease in cash distributions from equity method investees, partially offset by decreases in operating expenses due to the decrease in attendance, rent, and increases in governmental assistance for COVID-19. During the six months ended June 30, 2021, Adjusted EBITDA in the International markets was $(127.1) million compared to $(91.8) million during the six months ended June 30, 2020. The year-over-year decrease was primarily due to the decrease in attendance largely attributable to the limited or temporary suspension of operations as consequence of the COVID-19 pandemic and the increases in foreign currency translation rates, partially offset by decreases in operating expenses due to the decrease in attendance, decreases in rent, and increases in governmental assistance for COVID-19. During the six months ended June 30, 2021, Adjusted EBITDA in the U.S. markets and International markets was $(445.5) million compared to $(337.2) million during the six months ended June 30, 2020, driven by the aforementioned factors impacting Adjusted EBITDA.

The following tables set forth our Adjusted EBITDA by reportable operating segment and our reconciliation of Adjusted EBITDA:

	Three Months Ended		Six Months Ended
Adjusted EBITDA (In millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
U.S. markets	$(118.0)	$(241.6)	$(318.4)	$(245.4)
International markets	(32.8)	(98.7)	(127.1)	(91.8)
Total Adjusted EBITDA	$(150.8)	$(340.3)	$(445.5)	$(337.2)

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net loss	$(344.0)	$(561.2)	$(911.2)	$(2,737.5)
Plus:
Income tax provision (benefit)	(5.2)	(6.1)	(12.0)	62.1
Interest expense	98.9	91.2	261.7	174.0
Depreciation and amortization	105.7	119.7	219.8	242.2
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill (1)	—	—	—	1,851.9
Certain operating expense (income) (2)	(4.0)	(1.5)	(1.7)	0.6
Equity in loss of non-consolidated entities	2.7	12.4	5.5	15.3
Cash distributions from non-consolidated entities (3)	—	6.1	0.3	13.7
Attributable EBITDA (4)	0.7	0.6	(0.1)	0.5
Investment expense (income)	(6.3)	(1.3)	(8.3)	8.1
Other expense (income) (5)	(0.3)	(1.9)	(5.1)	25.0
Other non-cash rent benefit (6)	(11.7)	(3.8)	(19.2)	(1.5)
General and administrative — unallocated:
Merger, acquisition and other costs (7)	4.3	1.8	11.0	2.0
Stock-based compensation expense (8)	8.4	3.7	13.8	6.4
Adjusted EBITDA	$(150.8)	$(340.3)	$(445.5)	$(337.2)
(1)	During the six months ended June 30, 2020, we recorded non-cash impairment charges of $1,124.9 million and $619.4 million related to the enterprise fair values of our Domestic Theatres and International Theatres reporting units, respectively. We recorded non-cash impairment charges during the six months ended June 30, 2020 related to our long-lived assets of $81.4 million on 57 theatres in the U.S. markets with 658 screens, which were related to property, net, operating lease right-of-use assets, net and other long-term assets and $9.9 million on 23 theatres in the International markets with 213 screens, which were related to property, net and operating lease right-of-use assets, net. We recorded non-cash impairment charges related to our indefinite-lived intangible assets of $5.9 million and $2.4 million related to the Odeon and Nordic trade names, respectively, during the six months ended June 30, 2020. We also recorded non-cash impairment charges of $8.0 million related to our definite-lived intangible assets.
(2)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens including the related accretion of interest, non-cash deferred digital equipment rent expense, and disposition of assets and other non-operating gains or losses included in operating expenses. We have excluded these items as they are non-cash in nature or are non-operating in nature.
(3)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. We believe including cash distributions is an appropriate reflection of the contribution of these investments to our operations.
(4)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of our equity in (earnings) loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where we hold a significant market share, we believe attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. We also provide services to these theatre operators including information technology systems, certain on-screen advertising services and our gift card and package ticket program.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Equity in loss of non-consolidated entities	$2.7	$12.4	$5.5	$15.3
Less:
Equity in loss of non-consolidated entities excluding International theatre joint ventures	0.3	12.2	1.5	14.3
Equity in loss of International theatre joint ventures	(2.4)	(0.2)	(4.0)	(1.0)
Income tax provision (benefit)	0.1	—	(0.1)	(0.1)
Investment income	—	—	—	(0.2)
Interest expense	0.2	—	0.2	—
Depreciation and amortization	2.7	0.7	3.6	1.5
Other expense	0.1	0.1	0.2	0.3
Attributable EBITDA	$0.7	$0.6	$(0.1)	$0.5

(5)	Other expense (income) during the three months ended June 30, 2021, included income related to contingent lease guarantees of $(3.7) million, partially offset by foreign currency transaction losses of $3.4 million. Other expense (income) during the three months ended June 30, 2020, included a gain of $(6.4) million for the fair value adjustment of the derivative asset related to the contingent call option related to the Class B common stock purchase and cancellation agreement and the foreign currency transaction gains of $(2.1) million, partially offset by credit losses related to contingent lease guarantees of $3.9 million and financing fees of $2.8 million related to debt modification.

During the six months ended June 30, 2021, other expense (income) primarily consisted of income related to contingent lease guarantees of $(5.7) million and foreign currency transaction gains of $(0.4) million, partially offset by financing fees of $1.0 million primarily related to deferred financing cost write-off for the Odeon revolving credit facility. During the six months ended June 30, 2020, other expense (income) primarily related to a loss of $13.7 million for the fair value adjustment of the derivative asset related to the contingent call option related to the Class B common stock purchase and cancellation agreement, credit losses related to contingent lease guarantees of $9.2 million, and financing fees of $2.8 million related to debt modification, partially offset by a gain of $(0.5) million for the fair value adjustment of the derivative liability related to the Convertible Notes due 2026 and foreign currency transaction losses of approximately $(0.1) million.

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

Segment Information

Our historical results of operations for the three and six months ended June 30, 2021 and June 30, 2020 reflect the results of operations for our two Theatrical Exhibition reportable segments, U.S. markets and International markets.

Results of Operations— For the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Condensed Consolidated Results of Operations

Revenues. Total revenues increased $425.8 million from $18.9 million to $444.7 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Admissions revenues increased $232.1 million from $0.9 million to $233.0 million, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to an increase in attendance from 0.1 million patrons to 22.1 million patrons. The increase in attendance was primarily due to the fact that operations at all of our theatres in U.S. markets and International markets were temporarily suspended during nearly all of the second quarter of 2020 as a result of the COVID-19 pandemic. As discussed above, by the start of the second quarter of 2021, we had resumed operations at nearly all of our domestic theatres and at certain of our International theatres, and during the second quarter of 2021, seating capacity restrictions continued to be lifted at U.S. theatre locations and we continued to resume operations at International theatre locations.

Food and beverage revenues increased $161.1 million from $0.4 million to $161.5 million, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to the increase in attendance.

Total other theatre revenues increased $32.6 million from $17.6 million to $50.2 million, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to increases in ticket fees, income from gift cards and package tickets and screen advertising due to the increase in attendance and by increases in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased $250.8 million, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to the increase in attendance and an increase in average screens operated and an increase in foreign currency translation rates. Film exhibition costs increased $98.7 million from $0.2 million to $98.9 million, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 42.4% for the three months ended June 30, 2021 and not meaningful during the three months ended June 30, 2020 due to the low levels of attendance.

Food and beverage costs increased $21.8 million from $4.5 million to $26.3 million, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 16.3% for the three months ended June 30, 2021 and were not meaningful during the three months ended June 30, 2020 due to the low levels of attendance. Food and beverage costs included $4.5 million of charges for obsolete inventory during the three months ended June 30, 2020, due to the suspension of theatre operations.

As a percentage of revenues, operating expense was not meaningful during the three months ended June 30, 2020 and 2021 due to the low levels of attendance in each period. Rent expense decreased 8.3%, or $18.6 million, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due primarily to cash rent abatements from landlords, declines in deferred rent expense due to the impairment of right-of-use assets in calendar 2019 and 2020, and theatre closures, partially offset by the increase in foreign currency translation rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases and rent obligations of approximately $420.6 million that have been deferred to the second half of 2021 and future years as of June 30, 2021.

Merger, acquisition and other costs. Merger, acquisition and other costs were $4.3 million during the three months ended June 30, 2021 compared to $1.8 million during the three months ended June 30, 2020, primarily due to increases in legal and professional costs related to strategic contingent planning.

Other. Other general and administrative expense increased 114.2% or $29.0 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to increases in bonus expense and stock-based compensation expense due to improvements in expected annual performance compared to annual targets, increases in professional fees and insurance costs and the increase in foreign currency translation rates. See Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased 11.7% or $14.0 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to lower depreciation expense on theatres impaired in calendar 2019 and 2020, partially offset by the increase in foreign currency translation rates.

Other expense (income). Other income of $42.7 million during the three months ended June 30, 2021 was primarily due to $42.2 million in government assistance related to COVID-19 and estimated credit income of $3.7 million related to contingent lease guarantees, partially offset by foreign currency transaction losses of $3.4 million. Other income of $6.6 million during the three months ended June 30, 2020 was primarily due to the increase in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $6.4 million, international government assistance related to COVID-19 of $4.4 million and $2.1 million of international foreign currency transaction gains, partially offset by estimated credit losses related to contingent lease guarantees of $3.9 million and $2.8 million of third party financing costs related to an ongoing debt restructuring. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense.

Interest expense. Interest expense increased $7.7 million to $98.9 million for the three months ended June 30, 2021 compared to $91.2 million during the three months ended June 30, 2020 primarily due to:

●	the issuance of $500 million of 10.5% First Lien Notes due 2025 on April 24, 2020;
●	the issuance of $300 million of 10.5% First Lien Notes due 2026 on July 31, 2020;
●	the issuance of $100 million of 15%/17% Cash/PIK/Toggle First Lien Notes due 2026 on January 15, 2021; and
●	the issuance of £140.0 million and €296.0 million 10.75%/11.25% Cash/PIK Term Loans due 2023 on February 19, 2021,

partially offset by:

●	a reduction in the effective interest rate from 6.37% to 4.46% on $2,017.5 million aggregate principal amount of our senior subordinated notes exchanged for $1,462.3 million aggregate principal amount of second lien notes on July 31, 2020;
●	the extinguishment of $104.5 million of Second Lien Notes due 2026 on December 14, 2020 in exchange for common shares;
●	the conversion of $600.0 million 2.95% Convertible Notes due 2026 to 44,422,860 Class A common shares on January 27, 2021;
●	the borrowings under revolving credit facilities of approximately $325.1 million during the three months ended June 30, 2020 that remained outstanding until February and March 2021;
●	the repayment of £89.7 million and €12.8 million outstanding amounts under the Odeon revolver on February 19, 2021;
●	a decline in interest rates related to borrowings under the Senior Secured Term Loan due 2026; and
●	the repayment in March 2021 of $212.2 million under the Senior Secured Revolving Credit Facility.

See Note 6—Corporate Borrowings and Finance Lease Obligations in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about our indebtedness.

 Equity in loss of non-consolidated entities. Equity in loss of non-consolidated entities was $2.7 million for the three months ended June 30, 2021 compared to $12.4 million for the three months ended June 30, 2020. The decrease in equity in loss of $9.7 million was primarily due to decreases in equity in losses from DCIP of $9.7 million.

Investment income. Investment income was $6.3 million for the three months ended June 30, 2021 compared to investment income of $1.3 million for the three months ended June 30, 2020. Investment income includes a gain on sale of the Baltics of $5.5 million during the three months ended June 30, 2021.

Income tax benefit. The income tax benefit was $5.2 million and $6.1 million for the three months ended June 30, 2021 and June 30, 2020, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $344.0 million and $561.2 million during the three months ended June 30, 2021 and June 30, 2020, respectively. Net loss during the three months ended June 30, 2021 compared to net loss for the three months ended June 30, 2020 was positively impacted by the increase in attendance as a result of the reopening of theatres that had been temporarily closed due to the COVID-19 pandemic and lifting of seating restrictions, lower amounts of rent expense, decreases in depreciation and amortization expense, increases in other income, increases in investment income, and decreases in equity losses in non-consolidated entities, partially offset by higher interest expense and general and administrative costs, and increases in foreign currency translation rates.

Theatrical Exhibition–U.S. Markets

Revenues. Total revenues increased $359.1 million from $15.7 million to $374.8 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Admissions revenues increased $194.1 million from $0.0 million to $194.1 million, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to an increase in attendance from 0.0 million patrons to 17.8 million patrons. The increase in attendance was due to the fact that operations at all of our theatres in U.S. markets were temporarily suspended during the second quarter of 2020 as a result of the COVID-19 pandemic. As discussed above, by the start of the second quarter of 2021, we had resumed operations at nearly all of our domestic theatres, and during the second quarter of 2021, seating capacity restrictions continued to be lifted at U.S. theatre locations.

Food and beverage revenues increased $140.8 million from $0.0 million to $140.8 million, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to the increase in attendance.

Total other theatre revenues increased $24.2 million from $15.7 million to $39.9 million, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to increases in ticket fees, income from gift cards and package tickets and screen advertising due to the increase in attendance.

Operating costs and expenses. Operating costs and expenses increased $215.1 million, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to the increase in attendance and an increase in average screens operated. Film exhibition costs increased $84.4 million from ($0.2) million to $84.2 million, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 43.4% for the three months ended June 30, 2021 and not meaningful during the three months ended June 30, 2020 due to the low levels of attendance.

Food and beverage costs increased $17.0 million from $3.3 million to $20.3 million, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 14.4% for the three months ended June 30, 2021 and were not meaningful during the three months ended June 30, 2020 due to the low levels of attendance. Food and beverage costs included $3.3 million of charges for obsolete inventory during the three months ended June 30, 2020, due to the suspension of theatre operations.

As a percentage of revenues, operating expense was not meaningful during the three months ended June 30, 2020 and 2021 due to the low levels of attendance in each period. Rent expense decreased 5.9%, or $9.8 million, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due primarily to cash rent abatements from landlords, declines in deferred rent expense due to the impairment of right-of-use assets in calendar 2019 and 2020, and theatre closures. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases and rent obligations of approximately $327.8 million that have been deferred to the second half of 2021 and future years as of June 30, 2021.

Merger, acquisition and other costs. Merger, acquisition and other costs were $3.5 million during the three months ended June 30, 2021 compared to $1.7 million during the three months ended June 30, 2020, primarily due to increases in legal and professional costs related to strategic contingent planning.

Other. Other general and administrative expense increased 189.9% or $26.2 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to increases in bonus expense and stock-based compensation expense due to improvements in expected annual performance compared to annual targets, and increases in professional fees and insurance costs. See Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased 13.4% or $12.2 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to lower depreciation expense on theatres impaired in calendar 2019 and 2020.

Other expense (income). Other expense was $0.1 million during the three months ended June 30, 2021 and June 30, 2020. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense.

Interest expense. Interest expense decreased $9.3 million to $79.3 million for the three months ended June 30, 2021 compared to $88.6 million during the three months ended June 30, 2020, primarily due to:

●	a reduction in the effective interest rate from 6.37% to 4.46% on $2,017.5 million aggregate principal amount of our senior subordinated notes exchanged for $1,462.3 million aggregate principal amount of second lien notes on July 31, 2020;
●	the extinguishment of $104.5 million of Second Lien Notes due 2026 on December 14, 2020 in exchange for common shares;
●	the conversion of $600.0 million 2.95% Convertible Notes due 2026 to 44,422,860 Class A common shares on January 27, 2021;
●	the borrowings under revolving credit facilities of approximately $212.1 million during the three months ended June 30, 2020 that remained outstanding until March 2021;
●	a decline in interest rates related to borrowings under the Senior Secured Term Loan due 2026; and
●	the repayment in March 2021 of $212.2 million under the Senior Secured Revolving Credit Facility,

partially offset by:

●	the issuance of $500 million of 10.5% First Lien Notes due 2025 on April 24, 2020;
●	the issuance of $300 million of 10.5% First Lien Notes due 2026 on July 31, 2020; and
●	the issuance of $100 million of 15%/17% Cash/PIK/Toggle First Lien Notes due 2026 on January 15, 2021.

See Note 6—Corporate Borrowings and Finance Lease Obligations in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about our indebtedness.

 Equity in loss of non-consolidated entities. Equity in loss of non-consolidated entities was $0.3 million for the three months ended June 30, 2021 compared to $11.4 million for the three months ended June 30, 2020. The decrease in equity in loss of $11.1 million was primarily due to decreases in equity in losses from DCIP of $9.7 million.

Investment income. Investment income was $0.8 million for the three months ended June 30, 2021 compared to investment income of $1.2 million for the three months ended June 30, 2020.

Income tax provision (benefit). The income tax provision (benefit) was ($3.4) million and $4.4 million for the three months ended June 30, 2021 and June 30, 2020, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $269.6 million and $441.4 million during the three months ended June 30, 2021 and June 30, 2020, respectively. Net loss during the three months ended June 30, 2021 compared to net loss for the three months ended June 30, 2020 was positively impacted by the increase in attendance as a result of the reopening of theatres that had been temporarily closed due to the COVID-19 pandemic and lifting of seating restrictions, lower amounts of rent expense, decreases in depreciation and amortization expense, decreases in equity losses in non-consolidated entities, decreases in interest expense and increases in income tax benefit, partially offset by higher general and administrative costs and lower amounts of investment income.

Theatrical Exhibition - International Markets

 Revenues. Total revenues increased $66.7 million from $3.2 million to $69.9 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Admissions revenues increased $38.0 million from $0.9 million to $38.9 million, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to an increase in attendance from 0.1 million patrons to 4.3 million patrons. The increase in attendance was primarily due to the fact that operations at all of our theatres in International markets were temporarily suspended during nearly all of the second quarter of 2020 as a result of the COVID-19 pandemic. As discussed above, by the start of the second quarter of 2021, we had resumed operations at certain of our International theatres, and during the second quarter of 2021, we continued to resume operations at International theatre locations.

Food and beverage revenues increased $20.3 million from $0.4 million to $20.7 million, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to the increase in attendance.

Total other theatre revenues increased $8.4 million from $1.9 million to $10.3 million, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to increases in ticket fees, income from gift cards and package tickets and screen advertising due to the increase in attendance and by increases in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased $35.7 million, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to the increase in attendance and an increase in average screens operated and an increase in foreign currency translation rates. Film exhibition costs increased $14.3 million from $0.4 million to $14.7 million, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 37.8% for the three months ended June 30, 2021 and not meaningful during the three months ended June 30, 2020 due to the low levels of attendance.

Food and beverage costs increased $4.8 million from $1.2 million to $6.0 million, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 29.0% for the three months ended June 30, 2021 and were not meaningful during the three months ended June 30, 2020 due to the low levels of attendance. Food and beverage costs included $1.2 million of charges for obsolete inventory during the three months ended June 30, 2020, due to the suspension of theatre operations.

As a percentage of revenues, operating expense was not meaningful during the three months ended June 30, 2020 and 2021 due to the low levels of attendance in each period. Rent expense decreased 14.8%, or $8.8 million, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due primarily to cash rent abatements from landlords, declines in deferred rent expense due to the impairment of right-of-use assets in calendar 2019 and 2020, and theatre closures, partially offset by the increase in foreign currency translation rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases and rent obligations of approximately $92.8 million that have been deferred to the second half of 2021 and future years as of June 30, 2021.

Merger, acquisition and other costs. Merger, acquisition and other costs were $0.8 million during the three months ended June 30, 2021 compared to $0.1 million during the three months ended June 30, 2020, primarily due to increases in legal and professional costs related to strategic contingent planning.

Other. Other general and administrative expense increased 24.1% or $2.8 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to increases in bonus expense and stock-based compensation expense due to improvements in expected annual performance compared to annual targets and the increase in foreign currency translation rates. See Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased 6.3% or $1.8 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to lower depreciation expense on theatres impaired in calendar 2019 and 2020, partially offset by the increase in foreign currency translation rates.

Other expense (income). Other income of $42.8 million during the three months ended June 30, 2021 was primarily due to $42.2 million in government assistance related to COVID-19 and estimated credit income of $4.0 million related to contingent lease guarantees, partially offset by foreign currency transaction losses of $3.4 million. Other income of $6.7 million during the three months ended June 30, 2020 was primarily due to international government assistance related to COVID-19 of $4.4 million and $2.1 million of international foreign currency transaction gains. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense.

Interest expense. Interest expense increased $17.0 million to $19.6 million for the three months ended June 30, 2021 compared to $2.6 million during the three months ended June 30, 2020, primarily due to:

●	the issuance of £140.0 million and €296.0 million 10.75%/11.25% Cash/PIK Term Loans due 2023 on February 19, 2021,

partially offset by:

●	the repayment of £89.7 million and €12.8 million outstanding amounts under the Odeon revolver on February 19, 2021.

See Note 6—Corporate Borrowings and Finance Lease Obligations in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about our indebtedness.

 Equity in loss of non-consolidated entities. Equity in loss of non-consolidated entities was $2.4 million for the three months ended June 30, 2021 compared to $1.0 million for the three months ended June 30, 2020.

Investment income. Investment income was $5.5 million for the three months ended June 30, 2021 compared to investment income of $0.1 million for the three months ended June 30, 2020. Investment income includes a gain on sale of the Baltics of $5.5 million during the three months ended June 30, 2021.

Income tax benefit. The income tax benefit was $1.8 million and $10.5 million for the three months ended June 30, 2021 and June 30, 2020, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $74.4 million and $119.8 million during the three months ended June 30, 2021 and June 30, 2020, respectively. Net loss during the three months ended June 30, 2021 compared to net loss for the three months ended June 30, 2020 was positively impacted by the increase in attendance as a result of the reopening of theatres that had been temporarily closed due to the COVID-19 pandemic, lower amounts of rent expense, decreases in depreciation and amortization expense increases in other income, increases in investment income, and decreases in equity losses in non-consolidated entities, partially offset by higher interest expense and general and administrative costs, lower amounts of income tax benefit and increases in foreign currency translation rates.

Results of Operations— For the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Condensed Consolidated Results of Operations

Revenues. Total revenues decreased 38.3%, or $367.4 million, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Admissions revenues decreased 46.8%, or $266.4 million, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to a 52.4% decrease in attendance, partially offset by an 11.6% increase in average ticket price. The decrease in attendance was primarily due to the COVID-19 pandemic which resulted in the temporary suspension of operations at our theatres in U.S. markets and International markets, deterred customers from attending our theatres when we resumed operations, and prompted film distributors to delay or alternatively distribute films. The increase in average ticket price was primarily due to strategic pricing initiatives put in place over the prior year, increases in IMAX and Premium content and an increase in foreign currency translation rates, partially offset by higher frequency on our A-List subscription program.

Food and beverage revenues decreased 26.7%, or $76.9 million, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to the decrease in attendance. Food and beverage per patron increased 54.0% from $4.76 to $7.33 due to several contributing factors including increases in units sold per transaction and increases in the percentage of patrons making purchases due to higher child percentages, private theatre rentals, an increase in dine-in percentages, mobile orders along with price increases, reduced loyalty program penetration and the increase in foreign currency translation rates.

Total other theatre revenues decreased 23.4%, or $24.1 million, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to decreases in ticket fees, income from gift cards and package tickets and screen advertising due to the decrease in attendance, partially offset by increases in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses decreased $2,100.7 million, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to the $1,851.9 million impairment of long-lived assets charge recorded during the six months ended June 30, 2020 and year-over-year declines in operating expenses due to the decrease in attendance, partially offset by an increase in foreign currency translation rates. Film exhibition costs decreased 55.5%, or $151.0 million, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 40.0% for the six months ended June 30, 2021 and 47.8% for the six months ended June 30, 2020. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in lower grossing films in the current year which typically results in lower film exhibition costs and library content.

Food and beverage costs decreased 37.8%, or $21.9 million, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 17.0% for the six months ended June 30, 2021 and 20.1% for the six months ended June 30, 2020. Food and beverage costs included $7.2 million of charges for obsolete inventory during the six months ended June 30, 2020 due to the suspension of theatre operations.

As a percentage of revenues, operating expense was 71.8% for the six months ended June 30, 2021 and 49.1% for the six months ended June 30, 2020. Rent expense decreased 13.9%, or $64.3 million, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due primarily to cash rent abatements from landlords, declines in deferred rent expense due to the impairment of right-of-use assets in calendar 2019 and 2020, and theatre closures, partially offset by the increase in foreign currency translation rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases and rent obligations of approximately $420.6 million that have been deferred to the second half of 2021 and future years as of June 30, 2021.

Merger, acquisition and other costs. Merger, acquisition and other costs were $11.0 million during the six months ended June 30, 2021 compared to $2.0 million during the six months ended June 30, 2020, primarily due to increases in legal and professional costs related to strategic contingent planning.

Other. Other general and administrative expense increased 81.2% or $47.6 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to increases in bonus expense and stock-based compensation expense as a result of improvements in expected annual performance compared to annual targets and the modification and acceleration of vesting of awards during the current and prior year and increases in insurance costs and professional expenses. See Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased 9.2% or $22.4 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to lower depreciation expense on theatres impaired in calendar 2019 and 2020, partially offset by the increase in foreign currency translation rates.

Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill. During the six months ended June 30, 2020, we recognized non-cash impairment losses of $81.4 million on 57 theatres in the U.S. markets with 658 screens (in Alabama, Arkansas, California, District of Columbia, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Montana, New Hampshire, New Jersey, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Washington, Wisconsin and Wyoming) which were related to property, net, operating lease right-of-use assets, net and other long-term assets and $9.9 million on 23 theatres in the International markets with 213 screens (in Germany, Italy, Spain, Sweden, and UK), which were related to property, net and operating lease right-of-use assets, net. No non-cash impairment charges of long-lived assets were recorded during the six months ended June 30, 2021.

We performed quantitative impairment evaluations of our indefinite-lived intangible assets as of June 30, 2020 related to the AMC, Odeon and Nordic trade names and recorded impairment charges of $8.3 million related to the Odeon and Nordic trade names during the six months ended June 30, 2020. In addition, we performed quantitative impairment evaluations of our definite-lived intangible assets as of June 30, 2020 and recorded impairment charges of $8.0 million in U.S. markets. No impairment charges related to our indefinite-lived intangible assets were recorded during the six months ended June 30, 2021.

We performed quantitative impairment evaluations of our goodwill as of June 30, 2020 and recorded impairment charges of $1,124.9 million and $619.4 million during the six months ended June 30, 2020 for our Domestic Theatres and International Theatres reporting units, respectively. No goodwill impairment charges were recorded during the six months ended June 30, 2021.

Other expense (income). Other income of $60.1 million during the six months ended June 30, 2021 was primarily due to $54.6 million in government assistance related to COVID-19, foreign currency transaction gains of $0.4 million, and estimated credit income of $5.7 million related to contingent lease guarantees, partially offset by $1.0 million of financing fees related to the write-off of unamortized deferred charges on the Odeon revolver. Other expense of $20.3 million during the six months ended June 30, 2020 was primarily due to the decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $13.7 million and estimated credit losses related to contingent lease guarantees of $9.2 million, partially offset by income due to a decrease in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2024 of $0.5 million and $4.4 million of government assistance related to COVID-19. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense increased $87.7 million to $261.7 million for the six months ended June 30, 2021 compared to $174.0 million during the six months ended June 30, 2020, primarily due to:

●	the issuance of $500 million of 10.5% First Lien Notes due 2025 on April 24, 2020;
●	the issuance of $300 million of 10.5% First Lien Notes due 2026 on July 31, 2020;
●	the issuance of $100 million of 15%/17% Cash/PIK/Toggle First Lien Notes due 2026 on January 15, 2021;
●	the conversion of $600.0 million 2.95% Convertible Notes due 2026 to 44,422,860 Class A common shares on January 27, 2021 that resulted in the write-off to interest expense of $70.0 million of unamortized discount and deferred charges at the date of conversion following the guidance in ASC 815-15-40-1; and
●	the issuance of £140.0 million and €296.0 million 10.75%/11.25% Cash/PIK Term Loans due 2023 on February 19, 2021,

partially offset by:

●	a reduction in the effective interest rate from 6.37% to 4.46% on $2,017.5 million aggregate principal amount of our senior subordinated notes exchanged for $1,462.3 million aggregate principal amount of second lien notes on July 31, 2020;
●	the extinguishment of $104.5 million of Second Lien Notes due 2026 on December 14, 2020 in exchange for common shares;
●	borrowings under revolving credit facilities of approximately $325.1 million during the six months ended June 30, 2020 that remained outstanding until February and March 2021;

●	the repayment of £89.7 million and €12.8 million outstanding amounts under the Odeon revolver on February 19, 2021;
●	a decline in interest rates related to borrowings under the Senior Secured Term Loan due 2026; and
●	the repayment in March 2021 of $212.2 million under the Senior Secured Revolving Credit Facility.

See Note 6—Corporate Borrowings and Finance Lease Obligations in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about our indebtedness.

Equity in loss of non-consolidated entities. Equity in loss of non-consolidated entities was $5.5 million for the six months ended June 30, 2021 compared to $15.3 million for the six months ended June 30, 2020. The decrease in equity in loss of $9.8 million was primarily due to decreases in equity in losses from DCIP of $11.6 million, partially offset by increases in equity losses on other investments of $1.8 million.

Investment (income) expense. Investment income was ($8.3) million for the six months ended June 30, 2021 compared to investment expense of $8.1 million for the six months ended June 30, 2020. Investment income includes a gain on sale of the Baltics of $5.5 million during the six months ended June 30, 2021. Investment expense includes impairment charges of $7.2 million related to investments and declines in our non-qualified deferred compensation plan investments during the six months ended June 30, 2020.

Income tax provision (benefit). The income tax provision (benefit) was ($12.0) million and $62.1 million for the six months ended June 30, 2021 and June 30, 2020, respectively. The decrease in income tax expense is primarily due to the recording of International valuation allowances against deferred tax assets held in Spain of $40.1 million and Germany of $33.1 million during the six months ended June 30, 2020. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $911.2 million and $2,737.5 million during the six months ended June 30, 2021 and June 30, 2020, respectively. Net loss during the six months ended June 30, 2021 compared to net loss for the six months ended June 30, 2020 was positively impacted by the decline in impairment charges related to long-lived assets, definite and indefinite-lived intangible assets and goodwill, decreased depreciation expense, lower amounts of rent expense, increases in other income, increases in investment income and decreases in income tax provision, partially offset by the decrease in attendance as a result of the COVID-19 pandemic, higher interest expense and general and administrative costs, and increases in foreign currency translation rates.

Theatrical Exhibition–U.S. Markets

Revenues. Total revenues decreased 24.4%, or $165.0 million, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Admissions revenues decreased 33.4%, or $130.1 million, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to a 39.4% decrease in attendance, partially offset by a 9.8% increase in average ticket price. The decrease in attendance was primarily due to the COVID-19 pandemic which resulted in the temporary suspension of operations at our theatres in U.S. markets, deterred customers from attending our theatres when we resumed operations, and prompted film distributors to delay or alternatively distribute films. The increase in average ticket price was primarily due to strategic pricing initiatives put in place over the prior year and increases in IMAX and Premium content, partially offset by higher frequency on our A-List subscription program.

Food and beverage revenues decreased 13.0%, or $28.2 million, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to the decrease in attendance. Food and beverage per patron increased 43.6% from $5.46 to $7.84 due to several contributing factors including increases in units sold per transaction and increases in the percentage of patrons making purchases due to higher child percentages, private theatre rentals, an increase in dine-in percentages, mobile orders along with price increases and reduced loyalty program penetration.

Total other theatre revenues decreased 9.4%, or $6.7 million, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to decreases in ticket fees, income from gift cards and package tickets and screen advertising due to the decrease in attendance.

Operating costs and expenses. Operating costs and expenses decreased $1,336.0 million, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to the $1,214.3 million impairment of long-lived assets charge recorded during the six months ended June 30, 2020 and year-over-year declines in operating expenses due to the decrease in attendance. Film exhibition costs decreased 47.5%, or $94.3 million, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 40.3% for the six months ended June 30, 2021 and 51.1% for the six months ended June 30, 2020. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in lower grossing films in the current year which typically results in lower film exhibition costs and library content.

Food and beverage costs decreased 24.6%, or $9.4 million, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 15.3% for the six months ended June 30, 2021 and 17.6% for the six months ended June 30, 2020. Food and beverage costs included $4.0 million of charges for obsolete inventory during the six months ended June 30, 2020 due to the suspension of theatre operations.

As a percentage of revenues, operating expense was 64.3% for the six months ended June 30, 2021 and 48.9% for the six months ended June 30, 2020. Rent expense decreased 14.1%, or $47.7 million, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due primarily to cash rent abatements from landlords, declines in deferred rent expense due to the impairment of right-of-use assets in calendar 2019 and 2020, and theatre closures. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases and rent obligations of approximately $327.8 million that have been deferred to the second half of 2021 and future years as of June 30, 2021.

Merger, acquisition and other costs. Merger, acquisition and other costs were $7.2 million during the six months ended June 30, 2021 compared to $2.0 million during the six months ended June 30, 2020, primarily due to increases in legal and professional costs related to strategic contingent planning.

Other. Other general and administrative expense increased 144.4% or $44.9 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to increases in bonus expense and stock-based compensation expense as a result of improvements in expected annual performance compared to annual targets and the modification and acceleration of vesting of awards during the current and prior year and increases in insurance costs and professional expenses. See Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased 9.9% or $18.2 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to lower depreciation expense on theatres impaired in calendar 2019 and 2020.

Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill. During the six months ended June 30, 2020, we recognized non-cash impairment losses of $81.4 million on 57 theatres in the U.S. markets with 658 screens (in Alabama, Arkansas, California, District of Columbia, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Montana, New Hampshire, New Jersey, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Washington, Wisconsin and Wyoming) which were related to property, net, operating lease right-of-use assets, net and other long-term assets. No non-cash impairment charges of long-lived assets were recorded during the six months ended June 30, 2021.

We performed quantitative impairment evaluations of our indefinite-lived intangible assets as of June 30, 2020 related to the AMC trade name and recorded no impairment charges to the AMC trade names during the six months ended June 30, 2020. In addition, we performed quantitative impairment evaluations of our definite-lived intangible assets as of June 30, 2020 and recorded impairment charges of $8.0 million in U.S. markets. No impairment charges related to our indefinite-lived intangible assets were recorded during the six months ended June 30, 2021.

We performed quantitative impairment evaluations of our goodwill as of June 30, 2020 and recorded impairment charges of $1,124.9 million during the six months ended June 30, 2020 for our Domestic Theatres reporting unit. No goodwill impairment charges were recorded during the six months ended June 30, 2021.

Other expense (income). Other income of $3.4 million during the six months ended June 30, 2021 was primarily due to $4.2 million in government assistance related to COVID-19. Other expense of $25.6 million during the six months ended June 30, 2020 was primarily due to the decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $13.7 million and estimated credit losses related to contingent lease guarantees of $9.2 million, partially offset by income due to a decrease in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2024 of $0.5 million. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense.

Interest expense. Interest expense increased $63.0 million to $232.4 million for the six months ended June 30, 2021 compared to $169.4 million during the six months ended June 30, 2020, primarily due to:

●	the issuance of $500 million of 10.5% First Lien Notes due 2025 on April 24, 2020;
●	the issuance of $300 million of 10.5% First Lien Notes due 2026 on July 31, 2020;
●	the issuance of $100 million of 15%/17% Cash/PIK/Toggle First Lien Notes due 2026 on January 15, 2021; and
●	the conversion of $600.0 million 2.95% Convertible Notes due 2026 to 44,422,860 Class A common shares on January 27, 2021 that resulted in the write-off to interest expense of $70.0 million of unamortized discount and deferred charges at the date of conversion following the guidance in ASC 815-15-40-1, partially offset by:

●	a reduction in the effective interest rate from 6.37% to 4.46% on $2,017.5 million aggregate principal amount of our senior subordinated notes exchanged for $1,462.3 million aggregate principal amount of second lien notes on July 31, 2020;
●	the extinguishment of $104.5 million of Second Lien Notes due 2026 on December 14, 2020 in exchange for common shares;
●	borrowings under revolving credit facilities of approximately $212.2 million during the six months ended June 30, 2020 that remained outstanding until March 2021;
●	a decline in interest rates related to borrowings under the Senior Secured Term Loan due 2026; and
●	the repayment in March 2021 of $212.2 million under the Senior Secured Revolving Credit Facility.

See Note 6—Corporate Borrowings and Finance Lease Obligations in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about our indebtedness.

Equity in loss of non-consolidated entities. Equity in loss of non-consolidated entities was $1.2 million for the six months ended June 30, 2021 compared to $13.3 million for the six months ended June 30, 2020. The decrease in equity in loss of $12.1 million was primarily due to decreases in equity in losses from DCIP of $11.6 million and decreases in equity losses on other investments of $0.5 million.

Investment (income) expense. Investment income was ($2.8) million for the six months ended June 30, 2021 compared to investment expense of $8.2 million for the six months ended June 30, 2020. Investment expense includes impairment charges of $7.2 million related to investments and declines in our non-qualified deferred compensation plan investments during the six months ended June 30, 2020.

Income tax provision (benefit). The income tax provision (benefit) was ($7.9) million and $1.5 million for the six months ended June 30, 2021 and June 30, 2020, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $709.7 million and $1,879.2 million during the six months ended June 30, 2021 and June 30, 2020, respectively. Net loss during the six months ended June 30, 2021 compared to net loss for the six months ended June 30, 2020 was positively impacted by the decline in impairment charges related to long-lived assets, definite and indefinite-lived intangible assets and goodwill, decreased depreciation expense, lower amounts of rent expense, increases in other income, increases in investment income and decreases in income tax provision, partially offset by the decrease in attendance as a result of the COVID-19 pandemic, higher interest expense and higher general and administrative costs.

Theatrical Exhibition - International Markets

Revenues. Total revenues decreased 71.4%, or $202.4 million, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Admissions revenues decreased 75.8%, or $136.3 million, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to a 76.9% decrease in attendance, partially offset by an 4.9% increase in average ticket price. The decrease in attendance was primarily due to the COVID-19 pandemic which resulted in the temporary suspension of operations at our theatres in International markets, deterred customers from attending our theatres when we resumed operations, and prompted film distributors to delay or alternatively distribute films. The increase in average ticket price includes the impact of an increase in foreign currency translation rates and reflects minimal volumes of attendance.

Food and beverage revenues decreased 67.7%, or $48.7 million, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to the decrease in attendance. Food and beverage per patron increased 39.8% from $3.44 to $4.81 due to the minimal volumes of attendance year-over-year reflecting an increase in average purchase per patron and the increase in foreign currency translation rates.

Total other theatre revenues decreased 54.9%, or $17.4 million, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to decreases in ticket fees, income from gift cards and package tickets and screen advertising due to the decrease in attendance, partially offset by increases in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses decreased $764.7 million, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to $637.6 million impairment of long-lived assets charge recorded during the six months ended June 30, 2021 and year-over-year declines in operating expenses due to the decrease in attendance, partially offset by an increase in foreign currency translation rates. Film exhibition costs decreased 77.5%, or $56.7 million, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 37.9% for the six months ended June 30, 2021 and 40.7% for the six months ended June 30, 2020. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in lower grossing films in the current year which typically results in lower film exhibition costs and library content.

Food and beverage costs decreased 63.5%, or $12.5 million, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 31.0% for the six months ended June 30, 2021 and 27.4% for the six months ended June 30, 2020. Food and beverage costs included $3.2 million of charges for obsolete inventory during the six months ended June 30, 2020 due to the suspension of theatre operations.

As a percentage of revenues, operating expense was 119.5% for the six months ended June 30, 2021 and 49.5% for the six months ended June 30, 2020. Rent expense decreased 13.5%, or $16.6 million, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due primarily to cash rent abatements from landlords, declines in deferred rent expense due to the impairment of right-of-use assets in calendar 2019 and 2020, and theatre closures, partially offset by the increase in foreign currency translation rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases and rent obligations of approximately $92.8 million that have been deferred to the second half of 2021 and future years as of June 30, 2021.

Merger, acquisition and other costs. Merger, acquisition and other costs were $3.8 million during the six months ended June 30, 2021 compared to $0.0 million during the six months ended June 30, 2020, primarily due to increases in legal and professional costs related to strategic contingent planning.

Other. Other general and administrative expense increased 9.8% or $2.7 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to increases in bonus expense and stock-based compensation expense as a result of improvements in expected annual performance compared to annual targets and the modification and acceleration of vesting of awards during the current and prior year and increases in foreign currency translation rates. See Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased 7.1% or $4.2 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to lower depreciation expense on theatres impaired in calendar 2019 and 2020, partially offset by the increase in foreign currency translation rates.

Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill. During the six months ended June 30, 2020, we recognized non-cash impairment losses of $9.9 million on 23 theatres in the International markets with 213 screens (in Germany, Italy, Spain, Sweden, and UK), which were related to property, net and operating lease right-of-use assets, net. No non-cash impairment charges of long-lived assets were recorded during the six months ended June 30, 2021.

We performed quantitative impairment evaluations of our indefinite-lived intangible assets as of June 30, 2020 related to the Odeon and Nordic trade names and recorded impairment charges of $8.3 million related to the Odeon and Nordic trade names during the six months ended June 30, 2020. In addition, we performed quantitative impairment evaluations of our definite-lived intangible assets as of June 30, 2020 and recorded impairment charges of $0.0 million in International markets. No impairment charges related to our indefinite-lived intangible assets were recorded during the six months ended June 30, 2021.

We performed quantitative impairment evaluations of our goodwill as of June 30, 2020 and recorded impairment charges of $619.4 million during the six months ended June 30, 2020 for our International Theatres reporting unit. No goodwill impairment charges were recorded during the six months ended June 30, 2021.

Other expense (income). Other income of $56.7 million during the six months ended June 30, 2021 was primarily due to $50.4 million in government assistance related to COVID-19, foreign currency transaction gains of $0.4 million, and estimated credit income of $6.0 million related to contingent lease guarantees, partially offset by $1.0 million of financing fees related to the write-off of unamortized deferred charges on the Odeon revolver. Other income of $5.3 million during the six months ended June 30, 2020 was primarily due to the decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $13.7 million and estimated credit losses related to contingent lease guarantees of $9.2 million, partially offset by income due to a decrease in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2024 of $0.5 million and $4.4 million of government assistance related to COVID-19. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense increased $24.7 million to $29.3 million for the six months ended June 30, 2021 compared to $4.6 million during the six months ended June 30, 2020, primarily due to:

●	the issuance of £140.0 million and €296.0 million 10.75%/11.25% Cash/PIK Term Loans due 2023 on February 19, 2021,

partially offset by:

●	the repayment of £89.7 million and €12.8 million outstanding amounts under the Odeon revolver on February 19, 2021.

See Note 6—Corporate Borrowings and Finance Lease Obligations in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about our indebtedness.

Equity in loss of non-consolidated entities. Equity in loss of non-consolidated entities was $4.3 million for the six months ended June 30, 2021 compared to $2.0 million for the six months ended June 30, 2020.

Investment (income) expense. Investment income was ($5.5) million for the six months ended June 30, 2021 compared to investment income of ($0.1) million for the six months ended June 30, 2020. Investment income includes a gain on sale of the Baltics of $5.5 million during the six months ended June 30, 2021.

Income tax provision (benefit). The income tax provision (benefit) was ($4.1) million and $60.6 million for the six months ended June 30, 2021 and June 30, 2020, respectively. The decrease in income tax expense is primarily due to the recording of International valuation allowances against deferred tax assets held in Spain of $40.1 million and Germany of $33.1 million during the six months ended June 30, 2020. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $201.5 million and $858.3 million during the six months ended June 30, 2021 and June 30, 2020, respectively. Net loss during the six months ended June 30, 2021 compared to net loss for the six months ended June 30, 2020 was positively impacted by the decline in impairment charges related to long-lived assets, definite and indefinite-lived intangible assets and goodwill, decreased depreciation expense, lower amounts of rent expense, increases in other income, increases in investment income and decreases in income tax provision, partially offset by the decrease in attendance as a result of the COVID-19 pandemic, higher interest expense and general and administrative costs, and increases in foreign currency translation rates.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated revenues are primarily collected in cash, principally through box office admissions and food and beverage sales. Prior to the impact of COVID-19 on our business, we had an operating “float” which partially financed our operations and which generally permitted us to maintain a smaller amount of working capital capacity. This float existed because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 20 to 45 days following receipt of box office admissions revenues. As operations are beginning to resume, we are starting to see this float resume. Film distributors generally release the films which they anticipate will be the most successful during the summer and year-end holiday seasons. Consequently, we typically generate higher revenues during such periods.

We had working capital surplus (deficit) (excluding restricted cash) as of June 30, 2021 and December 31, 2020 of $425.5 million and $(1,104.6) million, respectively. As of June 30, 2021 and December 31, 2020, working capital included operating lease liabilities of $604.8 million and $583.6 million, respectively, and deferred revenues of $402.1 million and $405.4 million, respectively. At June 30, 2021, we had $211.9 million unused borrowing capacity, net of letters of credit, under our $225.0 million Senior Secured Revolving Credit Facility. As of December 31, 2020, we had borrowed $212.2 million (the full availability net of standby letters of credit) under our $225.0 million Senior Secured Revolving Credit Facility. We also maintained a revolving credit facility due February 14, 2022 at our Odeon subsidiary (the “Odeon Revolver”). This facility was replaced on February 15, 2021 by the Odeon Term Loan Facility. Reference is made to Note 6—Corporate Borrowings and Finance Lease Obligations in the Notes to the Condensed Consolidated Financial Statements thereof under Item 1 of Part I of this Form 10-Q for further information about the Odeon Term Loan Facility. As of December 31, 2020, we had borrowed $120.8 million (the full availability net of standby letters of credit) under our £100.0 million Odeon Revolver ($136.3 million based on the foreign currency translation rate of 1.3628 on December 31, 2020).

As of June 30, 2021, we had cash and cash equivalents of approximately $1.8 billion. In response to the COVID-19 pandemic, we adjusted certain elements of our business strategy and took significant steps to preserve cash and we are continuing to take significant steps to preserve cash, by eliminating non-essential costs, including reductions to our variable costs and elements of our fixed cost structure.

In addition to preserving cash, we enhanced liquidity through debt issuances, debt exchanges and equity sales as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2021. See Note 6—Corporate Borrowings and Finance Lease Obligations and Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I in this Form 10-Q for further information. Recent updates to our liquidity enhancement initiatives are as follows:

●	The launch of two additional “at-the-market” equity offerings to raise capital through the sale of our Class A common stock. During April and May of 2021, we sold 43.0 million shares, generating $427.5 million in gross proceeds and paid fees to sales agents of $10.7 million. In June of 2021, we sold 11.55 million shares, generating $587.4 million in gross proceeds and paid fees to sales agents of $14.7 million and other fees of $0.3 million.
●	The June 2021 issuance of 8.5 million shares of Class A common stock to Mudrick Capital Management, LP (“Mudrick”) in a private placement for $230.5 million in gross proceeds and paid fees of approximately $0.1 million related to this transaction.

We believe our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund our operations, satisfy our obligations, including cash outflows for increased rent and planned capital expenditures, and comply with minimum liquidity and financial covenant requirements under our debt covenants related to borrowings pursuant to the Senior Secured Revolving Credit Facility and Odeon Term Loan Facility for at least the next 12 months. In order to achieve net positive operating cash flows and long-term profitability, we believe we will need to increase attendance levels significantly from our current levels to achieve levels in line with pre COVID-19 attendance. We believe the global re-opening of our theatres, the anticipated volume of titles available for theatrical release, and the anticipated broad appeal of many of those titles will support increased attendance levels. However, there remain significant risks that may negatively impact attendance levels, including a resurgence of COVID related restrictions, potential movie-goer reluctance to attend theatres due to concerns about the COVID variant strains, movie studios release schedules and direct to streaming or other changing movie studio practices.

We entered the Ninth Amendment to the Credit Agreement pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant (a secured leverage ratio) applicable to the Senior Secured Revolving Credit Facility from March 31, 2021 to March 31, 2022, (the Extended Covenant Suspension Period), as described, and on the terms and conditions specified, therein. We are currently subject to minimum liquidity requirements of approximately $145 million, of which $100 million is required under the conditions for the Extended Covenant Suspension Period, as amended, under the Senior Secured Revolving Credit Facility, and £32.5 million (approximately $45 million) of which is required under the Odeon Term Loan Facility. Following the expiration of the Extended Covenant Suspension Period, we will be subject to the financial covenant under the Senior Secured Revolving Credit Facility, beginning with the quarter ending June 30, 2022. If the attendance levels increase consistent with our assumptions described above, we currently expect we will be able to comply with the financial covenant. See Note 6—Corporate Borrowings and Finance Lease Obligations in the Notes to the Condensed Consolidated Financial Statements thereof under Item 1 of Part I of this Form 10-Q for further information. Our liquidity needs thereafter will depend, among other things, on the timing of a full resumption of operations, the timing of movie releases and our ability to generate cash from operations.

We received rent concessions provided by the lessors that aided in mitigating the economic effects of COVID-19 during the pandemic. These concessions primarily consisted of rent abatements and the deferral of rent payments. As a result of the deferral of rent payments of approximately $420.6 million as of June 30, 2021, our cash expenditures for rent are scheduled to increase significantly in the second half of 2021 and future years. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements thereof under Item 1 of Part I of this Form 10-Q for further information.

It is very difficult to estimate our liquidity requirements, future cash burn rates and future attendance levels. Depending on our assumptions regarding the timing and ability to achieve more normalized levels of operating revenue, the estimates of amounts of required liquidity vary significantly. Similarly, it is very difficult to predict when theatre attendance levels will normalize, which we expect will depend on the widespread availability and use of effective vaccines for the coronavirus. While our current cash burn rates have improved, these levels are not sustainable. Further, we cannot accurately predict what future changes may occur to the supply or release date of movie titles available for theatrical exhibition once moviegoers are prepared to return in large numbers. Nor can we know with certainty the impact on consumer movie-going behavior of studios who release movies to theatrical exhibition and their streaming platforms on the same date (“day and date”), or the potential attendance impact of other studio decisions to accelerate in home availability of their theatrical movies. Studio negotiations regarding evolving theatrical release models and film licensing terms are ongoing. There can be no assurance that the attendance levels and other assumptions used to estimate our liquidity requirements and future cash burn rates will be correct, and our ability to be predictive is uncertain due to the unknown magnitude and duration of the COVID-19 pandemic. Further, there can be no assurances that we will be successful in generating the additional liquidity necessary to meet our obligations beyond twelve months from the issuance of these financial statements on terms acceptable to us or at all. If we are unable to maintain or renegotiate our minimum liquidity covenant requirements, it could have a significant adverse effect on our business, financial condition and operating results.

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

Cash Flows from Operating Activities

Cash flows used in operating activities, as reflected in the condensed consolidated statements of cash flows, were $546.7 million and $415.9 million during the six months ended June 30, 2021 and June 30, 2020, respectively. The increase in cash flows used in operating activities was primarily due to decreased attendance levels and temporary suspension of operations at all of our theatres on or before March 17, 2020, which resulted in lower operating results during the six months ended June 30, 2021.

Cash Flows from Investing Activities

Cash flows used in investing activities, as reflected in the condensed consolidated statements of cash flows, were $2.5 million and $131.5 million during the six months ended June 30, 2021 and June 30, 2020, respectively. Cash outflows from investing activities include capital expenditures of $29.8 million and $126.7 million during the six months ended June 30, 2021 and June 30, 2020, respectively. In 2020, as a result of the COVID-19 pandemic, we significantly reduced capital expenditures to maintenance levels.

During the six months ended June 30, 2021, cash flows used in investing activities included proceeds from the disposition of assets primarily related to proceeds of $35.2 million from the sale of our remaining equity interest in Lithuania and eliminated our noncontrolling interest in Forum Cinemas OU and proceeds received from the disposition of one property of $1.4 million. During the six months ended June 30, 2021, we made an additional investment of $9.3 million in Saudi Cinema Company LLC. During the six months ended June 30, 2020, cash flows used in investing activities included an additional investment in Saudi Cinema Company LLC of $9.3 million and proceeds from the disposition of long-term assets of $3.7 million primarily related to three properties.

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

Cash Flows from Financing Activities

Cash flows provided by financing activities, as reflected in the condensed consolidated statements of cash flows, were $2,066.9 million and $785.9 million during the six months ended June 30, 2021 and June 30, 2020, respectively. The increase in cash flows from financing activities during the six months ended June 30, 2021 was primarily due to the borrowings under the Odeon Term Loan Facility of $534.3 million, the issuance of First Lien Toggle Notes due 2026 of $100.0 million, net proceeds from the sale of Class A common stock of $1,570.8 million, and net proceeds from Class A common stock issuance to Mudrick of $230.4 million, partially offset by the repayments under the revolving credit facilities of $335.0 million, payment for deferred financing costs of $19.3 million, and principal payments under the Term Loan due 2026 of $10.0 million.

During the six months ended June 30, 2020, cash inflows from financing activities included borrowings under our First Lien Notes due 2025 and revolving credit facilities were $490.0 and $322.8 million, respectively, partially offset by principal payments under the Term Loan due 2026 of $10.0 million and deferred financing costs of $9.3 million. During the six months ended June 30, 2020, we paid dividends and dividend equivalents of $4.3 million. The following is a summary of dividends declared to stockholders:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 26, 2020	March 9, 2020	March 23, 2020	$0.03	$3.2

Senior Secured Credit Facilities (Senior Secured Revolving Credit Facility and Senior Secured Term Loan due 2026). On March 8, 2021, we entered the Ninth Amendment, pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant under our Credit Agreement from a period ending on March 31, 2021 to a period ending on March 31, 2022 (the “Extended Covenant Suspension Period”). As an ongoing condition to the suspension of the financial covenant, we also agreed to (i) a minimum liquidity test of $100 million, (ii) an anti-cash hoarding test at any time Revolving Loans are outstanding and (iii) additional reporting obligations. On March 8, 2021, we entered into the Tenth Amendment, pursuant to which we agreed that certain modifications to the Credit Agreement described in the Tenth Amendment require the consent of the majority of the revolving lenders party to the Tenth Amendment.

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

We borrowed under our Odeon Term Loan Facility, issued First Lien Toggle Notes due 2026, and Silver Lake and certain co-investors elected to convert all of our Convertible Notes due 2026 into shares of our Class A common stock. See Note 6—Corporate Borrowings and Finance Lease Obligations in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information, including a table that provides the principal payments required and maturities of corporate borrowings as of June 30, 2021.

We received rent concessions provided by the lessors that aided or will aid, in mitigating the economic effects of COVID-19. These concessions primarily consist of deferral of rent payments and rent abatements. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information, including a table of the minimum annual payments required under existing operating and finance lease liabilities (net present value thereof) as of June 30, 2021.

Depending on the trading prices of our Class A common stock, we may have a significant cash tax liability to cover withholding obligations upon vesting of awards under our Equity Incentive Plan with approximately 3,300,000 shares expected to vest over the next twelve months and an estimated blended tax withholding rate of 45%. We expect to withhold shares based on historical elections by participants under the terms of the plan, equivalent to the cash tax requirements for federal, state and local withholdings, pay the required tax obligation and return the withheld shares to the Equity Incentive Plan.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, our financial results are exposed to fluctuations in interest rates and foreign currency exchange rates. In accordance with applicable guidance, we presented a sensitivity analysis showing the potential impact to net income of changes in interest rates and foreign currency exchange rates. For the six months ended June 30, 2021 and June 30, 2020, our analysis utilized a hypothetical 100 basis-point increase or decrease to the average interest rate on our variable rate debt instruments to illustrate the potential impact to interest expense of changes in interest rates and a hypothetical 100 basis-point increase or decrease to market interest rates on our fixed rate debt instruments to illustrate the potential impact to fair value of changes in interest rates.

Similarly, for the same period, our analysis used a uniform and hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net income of changes in foreign exchange rates. These market risk instruments and the potential impacts to the condensed consolidated statements of operations are presented below.

Market risk on variable-rate financial instruments. At June 30, 2021 and June 30, 2020, we maintained Senior Secured Credit Facilities comprised of a $225.0 million Senior Secured Revolving Credit Facility and $2,000.0 million of Senior Secured Term Loan due 2026. The Credit Agreement (which governs the Senior Secured Credit Facilities) provides for borrowings at a rate per annum equal to, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, and (b) the prime rate announced by the Administrative Agent or (2) LIBOR plus (x) in the case of the Senior Secured Term Loans, 2.0% for base rate loans or 3.0% for LIBOR loans or (y) in the case of the Senior Secured Revolving Credit Facility, an applicable margin based on the Secured Leverage Ratio (defined in the Credit Agreement). The rate in effect for the outstanding Senior Secured Term Loan due 2026 was 3.085% per annum at June 30, 2021 and 4.08% per annum at June 30, 2020. At June 30, 2020, we also maintained a revolving credit facility at our Odeon subsidiary.

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At June 30, 2021, we had no variable-rate borrowings outstanding under our revolving credit facilities and had an aggregate principal balance of $1,955.0 million outstanding under the Term Loan due 2026. A 100-basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facilities by $9.8 million during the six months ended June 30, 2021. At June 30, 2020, we had an aggregate principal balance of $213.2 million under our revolving credit facility, $108.8 million under the Odeon Revolver Credit Facility, and had an aggregate principal balance of $1,975.0 million outstanding under the Senior Secured Term Loan due 2026. A 100-basis point change in market interest rates would have increased or decreased interest expense on our revolving credit facility and the Senior Secured Term Loan due 2026 by $11.0 million and on the Odeon Revolver Credit Facility by $0.5 million during the six months ended June 30, 2020.

Market risk on fixed-rate financial instruments. Included in long-term corporate borrowings at June 30, 2021 were principal amounts of $500.0 million of our First Lien Notes due 2025, $1,509.0 million of our Second Lien Notes due 2026, $560.4 million (£143.7 million and €303.8 million) of our Odeon Term Loan due 2023, $300.0 million of our First Lien Notes due 2026, $100.0 million of our First Lien Toggle Notes due 2026, $98.3 million of our Notes due 2025, $55.6 million of our Notes due 2026, $130.7 million of our Notes due 2027, and £4.0 million ($5.5 million) of our Sterling Notes due 2024. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $117.7 million and $(112.6) million, respectively, as of June 30, 2021.

Included in long-term corporate borrowings at June 30, 2020 were principal amounts of $500.0 million of our First Lie Notes due 2025, $600.0 million of our Convertible Notes due 2024, $600.0 million of our Notes due 2025, $595.0 million of our Notes due 2026, $475.0 million of our Notes due 2027, and £500.0 million ($614.4 million) of our Sterling Notes due 2024. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $45.5 million and $(43.5) million, respectively, as of June 30, 2020.

Foreign currency exchange rate risk. We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our ownership of Odeon and Nordic. Odeon’s revenues and operating expenses are transacted in British Pounds and Euros, and Nordic’s revenues and operating expenses are transacted primarily in Swedish Krona and Euros. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If Odeon and Nordic operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for Odeon and Nordic. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our ownership in Odeon and Nordic as of June 30, 2021, holding everything else constant, a hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net income (loss) of changes in foreign exchange rates would increase the aggregate net loss of our International theatres for the six months ended June 30, 2021 by approximately $20.6 million. Based upon our ownership in Odeon and Nordic as of June 30, 2020, holding everything else constant, a hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net income (loss) of changes in foreign exchange rates would increase the aggregate net loss of our International theatres for the six months ended June 30, 2020 by approximately $85.8 million.

Our foreign currency translation rates increased by approximately 10.9% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

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

Item 1A. Risk Factors

Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10–K for the year ended December 31, 2020 and in our Current Report on Form 8-K filed on June 1, 2021. Except as set forth below, there have been no material changes to the risk factors contained in our Quarterly Report on Form 10-Q for the three months ended June 30, 2021.

There has been significant recent dilution and may continue to be additional future dilution of our Class A common stock, which could adversely affect the market price of shares of our Class A common stock. The risks of future dilution must also be weighed against the risks of failing to increase our authorized shares, which could adversely affect the market price of shares of our Class A common stock.

From January 1, 2020 through August 2, 2021, we have issued 461,250,163 shares of our Class A common stock in a combination of at-the-market sales, conversion of Class B common stock, conversion of notes, exchanges of notes, transaction fee payments, and equity grant vesting. As of August 2, 2021, there were 513,330,240 shares of Class A common stock issued and outstanding. The dilutive effect of these issuances was partially offset by the cancellation of 51,769,784 shares of our Class B common stock. If, in the future, we obtain shareholder approval to increase our authorized shares, we may issue additional shares of Class A common stock to raise cash to bolster our liquidity, to refinance indebtedness, for working capital, to finance strategic initiatives and future acquisitions or for other purposes. We may also issue securities convertible into, or exchangeable for, or that represent the right to receive, shares of Class A common stock. We may also acquire interests in other companies or other assets by using a combination of cash and shares of Class A common stock or just shares of Class A common stock. Additionally, vesting under our equity compensation programs results in the issuance of new shares and shares withheld to cover tax withholding obligations upon vesting remain available for future grants. Any of these events may dilute the ownership interests of current stockholders, reduce our earnings per share or have an adverse effect on the price of our shares of Class A common stock.

If we are unable to obtain shareholder approval to increase our authorized shares, this would create substantial risks, which could have an adverse effect on the price of our shares of Class A common stock, including:

●	we will be unable to issue equity to bolster our liquidity and respond to future challenges, including if attendance levels do not return on the timing and to the levels assumed;
●	for future financing, we may be required to issue additional debt, which may be unavailable on favorable terms or at all, or which would exacerbate the challenges created by our high leverage;
●	we will be unable to issue equity in deleveraging transactions, including exchanges, redemptions or buy-backs of debt, which will limit our flexibility to delever; and
●	we will be unable to issue equity as currency in strategic transactions, including acquisitions, joint ventures or in connection with landlord negotiations, which may prevent us from entering into transactions that could increase shareholder value.

The market prices and trading volume of our shares of Class A common stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Class A common stock to incur substantial losses.

The market prices and trading volume of our shares of Class A common stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Class A common stock to incur substantial losses. For example, during 2021 to date, the market price of our Class A common stock has fluctuated from an intra-day low of $1.91 per share on January 5, 2021 to an intra-day high on the NYSE of $72.62 on June 2, 2021. Since June 2, 2021, the trading price has reached an intra-day low on the NYSE of $28.91 per share on August 5, 2021 and the last reported sale price of our Class A common stock on the NYSE on August 5, 2021 was $33.51 per share. During 2021 to date, daily trading volume ranged from approximately 26,150,500 to 1,222,342,500 shares.

We believe that the recent volatility and our current market prices reflect market and trading dynamics unrelated to our underlying business, or macro or industry fundamentals, and we do not know how long these dynamics will last. Under the circumstances, we caution you against investing in our Class A common stock, unless you are prepared to incur the risk of losing all or a substantial portion of your investment.

Extreme fluctuations in the market price of our Class A common stock have been accompanied by reports of strong and atypical retail investor interest, including on social media and online forums. The market volatility and trading patterns we have experienced create several risks for investors, including the following:

●	the market price of our Class A common stock has experienced and may continue to experience rapid and substantial increases or decreases unrelated to our operating performance or prospects, or macro or industry fundamentals, and substantial increases may be significantly inconsistent with the risks and uncertainties that we continue to face;
●	factors in the public trading market for our Class A common stock include the sentiment of retail investors (including as may be expressed on financial trading and other social media sites and online forums), the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our Class A common stock and any related hedging and other trading factors;
●	our market capitalization, as implied by various trading prices, currently reflects valuations that diverge significantly from those seen prior to recent volatility and that are significantly higher than our market capitalization immediately prior to the COVID-19 pandemic, and to the extent these valuations reflect trading dynamics unrelated to our financial performance or prospects, purchasers of our Class A common stock could incur substantial losses if there are declines in market prices driven by a return to earlier valuations;
●	to the extent volatility in our Class A common stock is caused, as has widely been reported, by a “short squeeze” in which coordinated trading activity causes a spike in the market price of our Class A common stock as traders with a short position make market purchases to avoid or to mitigate potential losses, investors purchase at inflated prices unrelated to our financial performance or prospects, and may thereafter suffer substantial losses as prices decline once the level of short-covering purchases has abated; and
●	if the market price of our Class A common stock declines, you may be unable to resell your shares at or above the price at which you acquired them. We cannot assure you that the equity issuance of our Class A common stock will not fluctuate or decline significantly in the future, in which case you could incur substantial losses.
●	depending on the trading prices of our Class A common stock, the Company could have a significant cash tax liability to cover withholding obligations upon vesting of awards under our Equity Incentive Plan with approximately 3,300,000 shares expected to vest over the next twelve months and an estimated blended tax withholding rate of 45%. The Company expects to withhold shares based on historical elections by participants under the terms of the plan, equivalent to the cash tax requirements for federal, state and local withholdings, pay the required tax obligation and return the withheld shares to the Equity Incentive Plan.

We may continue to incur rapid and substantial increases or decreases in our stock price in the foreseeable future that may not coincide in timing with the disclosure of news or developments by or affecting us. Accordingly, the market price of our shares of Class A common stock may fluctuate dramatically, and may decline rapidly, regardless of any developments in our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

On June 1, 2021, we issued 8,500,000 shares of Class A common stock to Mudrick Capital Management, LP, for $230.5 million in a private placement pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933. The Company intends to use the proceeds from the share sale primarily for the pursuit of value creating acquisitions of theatre assets and leases, as well as investments to enhance the consumer appeal of its theatres. In addition, with these funds, the Company intends to continue exploring deleveraging opportunities.

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

3.1(d)

Third Amendment to the Third Amended and Restated Bylaws of AMC Entertainment Holdings, Inc. effective as of May 4, 2021 (incorporated by reference from Exhibit 3.1(d) to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on May 6, 2021).

10.1

Equity Distribution Agreement, dated as of April 27, 2021, by and between AMC Entertainment Holdings, Inc., and Goldman Sachs & Co. LLC, B. Riley Securities, Inc. and Citigroup Global Markets Inc. (incorporated by reference from Exhibit 1.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on April 27, 2021).

10.2

Equity Distribution Agreement, dated as of June 3, 2021, by and between AMC Entertainment Holdings, Inc. and B. Riley Securities, Inc. and Citigroup Global Markets Inc. (incorporated by reference from Exhibit 1.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on June 3, 2021).

*10.3	Private Share Purchase Agreement between AMC Entertainment Holdings, Inc. and Mudrick Capital Management, LP dated June 1, 2021.

*,***10.4	AMC Entertainment Holdings, Inc. Non-Employee Director Compensation Program – Amended and Restated June 8, 2021.

*,***10.5	AMC Entertainment Holdings, Inc. Non-Employee Director Compensation Program – Amended and Restated July 29, 2021.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*32.1	Section 906 Certifications of Adam M. Aron (Chief Executive Officer) and Sean D. Goodman (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

**101.INS	Inline XBRL Instance Document

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

**104	Cover Page Interactive Data File (formatted as inline XBRL and contained as Exhibit 101)

*     Filed herewith.

**   Submitted electronically with this Report.

***	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT HOLDINGS, INC.

Date: August 9, 2021	/s/ Adam M. Aron
Adam M. Aron
Chairman of the Board, Chief Executive Officer, and President

Date: August 9, 2021	/s/ Sean D. Goodman
Sean D. Goodman
Executive Vice President and Chief Financial Officer