Form 10-Q
period 2021-09-30
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2021-11-08
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock	AMC	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of shares outstanding as of November 2, 2021
Class A common stock	513,960,784

AMC ENTERTAINMENT HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions, except share and per share amounts)	2021	2020	2021	2020

	(unaudited)		(unaudited)
Revenues
Admissions	$425.1	$62.9	$727.6	$631.8
Food and beverage	265.2	29.1	476.8	317.6
Other theatre	72.9	27.5	151.8	130.5
Total revenues	763.2	119.5	1,356.2	1,079.9
Operating costs and expenses
Film exhibition costs	176.5	26.6	297.4	298.5
Food and beverage costs	42.9	8.8	78.9	66.7
Operating expense, excluding depreciation and amortization below	321.5	192.1	747.4	663.8
Rent	214.9	214.3	612.5	676.2
General and administrative:
Merger, acquisition and other costs	1.4	1.0	12.4	3.0
Other, excluding depreciation and amortization below	47.5	32.7	153.7	91.3
Depreciation and amortization	103.7	123.5	323.5	365.7
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill	—	195.9	—	2,047.8
Operating costs and expenses	908.4	794.9	2,225.8	4,213.0
Operating loss	(145.2)	(675.4)	(869.6)	(3,133.1)
Other expense (income):
Other expense (income)	(11.7)	125.0	(71.8)	145.3
Interest expense:
Corporate borrowings	88.7	82.8	328.3	233.7
Finance lease obligations	1.2	1.4	4.0	4.5
Non-cash NCM exhibitor services agreement	9.4	10.1	28.7	30.1
Equity in (earnings) loss of non-consolidated entities	(6.7)	10.6	(1.2)	25.9
Investment expense (income)	—	(4.1)	(8.3)	4.0
Total other expense, net	80.9	225.8	279.7	443.5
Net loss before income taxes	(226.1)	(901.2)	(1,149.3)	(3,576.6)
Income tax provision (benefit)	(1.9)	4.6	(13.9)	66.7
Net loss	(224.2)	(905.8)	(1,135.4)	(3,643.3)
Less: Net loss attributable to noncontrolling interests	—	—	(0.7)	—
Net loss attributable to AMC Entertainment Holdings, Inc.	$(224.2)	$(905.8)	$(1,134.7)	$(3,643.3)
Net loss per share attributable to AMC Entertainment Holdings, Inc.'s common stockholders:
Basic	$(0.44)	$(8.41)	$(2.44)	$(34.56)
Diluted	$(0.44)	$(8.41)	$(2.44)	$(34.56)
Average shares outstanding:
Basic (in thousands)	513,330	107,695	465,139	105,428
Diluted (in thousands)	513,330	107,695	465,139	105,428

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2021	2020	2021	2020

	(unaudited)		(unaudited)
Net loss	$(224.2)	$(905.8)	$(1,135.4)	$(3,643.3)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments, net of tax	(18.8)	11.4	(52.4)	(26.8)
Realized loss on foreign currency transactions reclassified into investment expense (income)	—	—	(0.9)	—
Pension adjustments:
Realized net gain reclassified into other expense	—	0.2	3.8	0.9
Other comprehensive income (loss)	(18.8)	11.6	(49.5)	(25.9)
Total comprehensive loss	(243.0)	(894.2)	(1,184.9)	(3,669.2)
Comprehensive loss attributable to noncontrolling interests	—	—	(0.9)	—
Comprehensive loss attributable to AMC Entertainment Holdings, Inc.	$(243.0)	$(894.2)	$(1,184.0)	$(3,669.2)

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,612.5	$308.3
Restricted cash	27.7	13.1
Receivables, net	129.6	91.0
Other current assets	93.1	74.6
Total current assets	1,862.9	487.0
Property, net	2,032.9	2,322.5
Operating lease right-of-use assets, net	4,302.0	4,451.5
Intangible assets, net	154.7	163.2
Goodwill	2,451.2	2,547.3
Deferred tax asset, net	2.4	0.3
Other long-term assets	251.4	304.6
Total assets	$11,057.5	$10,276.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$267.6	$298.8
Accrued expenses and other liabilities	393.3	257.8
Deferred revenues and income	392.1	405.4
Current maturities of corporate borrowings	20.0	20.0
Current maturities of finance lease liabilities	10.2	12.9
Current maturities of operating lease liabilities	605.9	583.6
Total current liabilities	1,689.1	1,578.5
Corporate borrowings	5,432.8	5,695.8
Finance lease liabilities	66.1	83.1
Operating lease liabilities	4,786.9	4,957.8
Exhibitor services agreement	515.0	537.6
Deferred tax liability, net	28.9	40.5
Other long-term liabilities	181.4	241.3
Total liabilities	12,700.2	13,134.6
Commitments and contingencies
Stockholders’ deficit:
AMC Entertainment Holdings, Inc.'s stockholders' deficit:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 513,330,240 shares issued and outstanding as of September 30, 2021; 176,295,874 shares issued and 172,563,249 outstanding as of December 31, 2020)	5.1	1.8
Class B common stock ($.01 par value, 0 shares authorized, issued and outstanding as of September 30, 2021 and 51,769,784 shares authorized, issued and outstanding as of December 31, 2020)	—	0.5
Additional paid-in capital	4,852.3	2,465.6
Treasury stock (0 shares as of September 30, 2021 and 3,732,625 shares as of December 31, 2020, at cost)	—	(56.4)
Accumulated other comprehensive income (loss)	(10.6)	38.7
Accumulated deficit	(6,489.5)	(5,335.3)
Total AMC Entertainment Holdings, Inc.'s stockholders’ deficit	(1,642.7)	(2,885.1)
Noncontrolling interests	—	26.9
Total deficit	(1,642.7)	(2,858.2)
Total liabilities and stockholders’ deficit	$11,057.5	$10,276.4

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In millions)	September 30, 2021	September 30, 2020

Cash flows from operating activities:	(unaudited)
Net loss	$(1,135.4)	$(3,643.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	323.5	365.7
Deferred income taxes	(11.6)	65.2
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill	—	2,047.8
Loss on extinguishment of debt	14.4	—
Amortization of net discount (premium) on corporate borrowings to interest expense	10.5	(4.2)
Amortization of deferred financing costs to interest expense	19.5	11.6
PIK interest expense	116.2	29.8
Non-cash portion of stock-based compensation	18.8	9.5
Gain on disposition of Baltics	(5.5)	—
Loss (gain) on dispositions	0.3	(3.3)
Loss on derivative asset and derivative liability	—	109.0
Equity in loss from non-consolidated entities, net of distributions	4.8	40.3
Landlord contributions	17.7	31.9
Other non-cash rent benefit	(22.2)	(1.7)
Deferred rent	(84.5)	(8.1)
Net periodic benefit cost (income)	(0.5)	0.8
Change in assets and liabilities:
Receivables	(41.8)	165.3
Other assets	(34.1)	67.3
Accounts payable	(31.2)	(121.2)
Accrued expenses and other liabilities	188.8	17.2
Other, net	(8.3)	48.8
Net cash used in operating activities	(660.6)	(771.6)
Cash flows from investing activities:
Capital expenditures	(53.9)	(156.0)
Proceeds from disposition of Baltics, net of cash and transaction costs	34.2	—
Acquisition of theatre assets	(5.8)	—
Proceeds from disposition of long-term assets	3.4	8.6
Investments in non-consolidated entities, net	(9.3)	(9.3)
Other, net	0.1	1.9
Net cash used in investing activities	(31.3)	(154.8)
Cash flows from financing activities:
Proceeds from issuance of Odeon Term Loan due 2023	534.3	—
Proceeds from First Lien Toggle Notes due 2026	100.0	—
Principal payments under First Lien Toggle Notes due 2026	(35.0)	—
Premium paid to extinguish First Lien Toggle Notes due 2026	(5.3)	—
Proceeds from issuance of First Lien Notes due 2025	—	490.0
Proceeds from issuance of First Lien Notes due 2026	—	270.0
Borrowings (repayments) under revolving credit facilities	(335.0)	322.2
Scheduled principal payments under Term Loan due 2026	(15.0)	(15.0)
Net proceeds from Class A common stock issuance	1,570.7	2.8
Net proceeds from Class A common stock issuance to Mudrick	230.4	—
Payments related to sale of noncontrolling interest	(0.4)	37.5
Principal payments under finance lease obligations	(6.2)	(4.5)
Cash used to pay for deferred financing costs	(19.9)	(15.2)
Cash used to pay dividends	—	(4.3)
Taxes paid for restricted unit withholdings	—	(1.0)

Net cash provided by financing activities	2,018.6	1,082.5
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(7.9)	(2.8)
Net increase in cash and cash equivalents and restricted cash	1,318.8	153.3
Cash and cash equivalents and restricted cash at beginning of period	321.4	275.5
Cash and cash equivalents and restricted cash at end of period	$1,640.2	$428.8
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (including amounts capitalized of $0.2 million and $0.8 million, respectively)	$116.6	$182.1
Income taxes received, net	$(6.0)	$(9.6)
Schedule of non-cash activities:
Investment in NCM	$—	$3.8
Construction payables at period end	$18.0	$32.5

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

As of March 31, 2021, the Company operated at 585 domestic theatres with limited seating capacities, representing approximately 99% of its domestic theatres. As of June 30, 2021, the Company operated 593 domestic theatres, representing approximately 100% of its domestic theatres with remaining seating capacity restrictions winding down throughout the quarter. As of September 30, 2021, the Company operated 596 domestic theatres representing essentially 100% of its domestic theatres. Total revenues for the U.S. markets increased $490.6 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and increased $325.6 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

As of March 31, 2021, the Company operated at 97 international theatres, with limited seating capacities, representing approximately 27% of its international theatres. As of June 30, 2021, the Company operated 335 international theatres with limited seating capacities, representing approximately 95% of its international theatres. The majority of international theatre operations were suspended for the first two months of the second quarter of 2021 due to a COVID-19 resurgence and did not reopen until early June 2021. At September 30, 2021, the Company operated 351 international theatres representing approximately 99% of its international theatres. Total revenues for the International markets increased $153.1 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and decreased $49.3 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Consolidated revenues increased $643.7 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and increased $276.3 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Liquidity. As of September 30, 2021, the Company has cash and cash equivalents of approximately $1.6 billion. In response to the COVID-19 pandemic, the Company adjusted certain elements of its business strategy and took significant steps to preserve cash, and is continuing to take significant steps to preserve cash, by eliminating non-essential costs, including reductions to its variable costs and elements of its fixed cost structure.

In addition to preserving cash, the Company enhanced liquidity through debt issuances, debt exchanges and equity sales as previously reported in its Annual Report on Form 10-K for the year ended December 31, 2020 and in its Quarterly Reports on Form 10-Q for the periods ended March 31, 2021 and June 30, 2021. See Note 6—Corporate Borrowings and Finance Lease Obligations and Note 7—Stockholders’ Equity for further information.

The table below summarizes net increase (decrease) in cash equivalents and restricted cash by quarter for the nine months ended September 30, 2021:

	Three Months Ended			Nine Months Ended
	March 31,	June 30,	September 30,	September 30,
(In millions)	2021	2021	2021	2021
Cash flows from operating activities:
Net cash used in operating activities	$(312.9)	$(233.8)	$(113.9)	$(660.6)
Cash flows from investing activities:
Net cash provided by (used in) investing activities	(16.0)	13.5	(28.8)	(31.3)
Cash flows from financing activities:
Net cash provided by (used in) financing activities	854.7	1,212.2	(48.3)	2,018.6
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5.1)	5.6	(8.4)	(7.9)
Net increase (decrease) in cash and cash equivalents and restricted cash	520.7	997.5	(199.4)	1,318.8
Cash and cash equivalents and restricted cash at beginning of period	321.4	842.1	1,839.6	321.4
Cash and cash equivalents and restricted cash at end of period	$842.1	$1,839.6	$1,640.2	$1,640.2

The Company’s net cash used in operating activities improved by $79.1 million during the three months ended June 30, 2021, and has further improved by $119.9 million from ($233.8) million to $(113.9) million during the three months ended September 30, 2021. This is primarily attributable to continued increases in attendance and industry box office revenues during the nine months ended September 30, 2021. The Company will continue to repay rent amounts that were deferred during the pandemic, which will increase its cash outflows from operating activities. See Note 2—Leases for a summary of the estimated future repayment terms for the remaining $375.9 million of rentals that were deferred during the COVID-19 pandemic.

The Company’s net cash provided by (used in) investing activities included:

●	$(11.9) million of capital expenditures and $(9.3) million of investments in non-consolidated entities, partially offset by proceeds from the disposition of the Baltics’ theatres of $3.8 million and proceeds from the disposition of long-term assets of $1.4 million during the three months ended March 31, 2021;
●	$31.4 million of proceeds from the disposition of the Baltics’ theatres, partially offset by $(17.9) million of capital expenditures during the three months ended June 30, 2021; and
●	$(24.1) million of capital expenditures, $(5.8) million related to the acquisition of assets at two theatres and $(1.0) million of transaction costs related to the Baltics’ theatre sale, partially offset by $2.0 million of proceeds from disposition of long-term assets during the three months ended September 30, 2021.

The Company’s net cash provided by (used in) financing activities included:

●	Net proceeds from the Company’s debt and equity issuances of $861.9 million during the three months ended March 31, 2021;
●	Net proceeds from the Company’s equity issuances of $1,219.6 million during the three months ended June 30, 2021; and
●	Principal and premium payments of $(40.3) million related to an optional redemption of the Company’s First Lien Toggle Notes due 2026 during the three months ended September 30, 2021.

The Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations, satisfy its obligations, including cash outflows for deferred rent and planned capital expenditures, and comply with minimum liquidity and financial covenant requirements under its debt covenants related to borrowings pursuant to the Senior Secured Revolving Credit Facility and Odeon Term Loan Facility for at least the next 12 months. In order to achieve net positive operating cash flows and long-term profitability, the Company believes it will need to increase attendance levels significantly from their current levels to achieve levels in line with pre-COVID-19 attendance. The Company believes the global re-opening of its theatres, the anticipated volume of titles available for theatrical release, and the anticipated broad appeal of many of those titles will support increased attendance levels. However, there remain significant risks that may negatively impact attendance, including a resurgence of COVID-19 related restrictions, potential movie-goer reluctance to attend theatres due to concerns about the COVID-19 variant strains, movie studios release schedules and direct to streaming or other changing movie studio practices.

The Company entered the Ninth Amendment (as defined below) to the Credit Agreement (as defined below) pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant (the secured leverage ratio) applicable to the Senior Secured Revolving Credit Facility (as defined below) from March 31, 2021 to March 31, 2022 (the “Extended Covenant Suspension Period”), as described, and on the terms and conditions specified, therein. The Company is currently subject to minimum liquidity requirements of approximately $144 million, of which $100 million is required under the conditions for the Extended Covenant Suspension Period, as amended, under the Senior Secured Revolving Credit Facility, and £32.5 million (approximately $44 million) of which is required under the Odeon Term Loan Facility. Following the expiration of the Extended Covenant Suspension Period, the Company will be subject to the financial covenant under the Senior Secured Revolving Credit Facility, beginning with the quarter ending June 30, 2022. The Company currently expects it will be able to comply with this financial covenant, however the Company does not anticipate the need to borrow under the Senior Secured Revolving Credit Facility during the next twelve months. See Note 6—Corporate Borrowings and Finance Lease Obligations for further information. The Company’s liquidity needs thereafter will depend, among other things, on the timing of movie releases and its ability to generate cash from operations.

The Company received rent concessions provided by the lessors that aided in mitigating the economic effects of COVID-19 during the pandemic. These concessions primarily consisted of rent abatements and the deferral of rent payments. As a result, deferred lease amounts were approximately $375.9 million as of September 30, 2021. The Company’s cash expenditures for rent increased significantly in both the second and third quarters of 2021. See Note 2—Leases for a summary of the estimated future repayment terms for the deferred lease amounts due to COVID-19.

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

Principles of consolidation. The accompanying unaudited condensed consolidated financial statements include the accounts of AMC, as discussed above, and should be read in conjunction with the Company’s Annual Report on Form 10–K for the year ended December 31, 2020. The accompanying condensed consolidated balance sheet as of December 31, 2020, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10–Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations. All significant intercompany balances and transactions have been eliminated in consolidation. Due to the seasonal nature of the Company’s business and the temporarily suspended or limited operations at the Company’s theatres due to the COVID-19 pandemic, results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. The Company manages its business under two reportable segments for its theatrical exhibition operations, U.S. markets and International markets.

Baltics’ theatre sale. On August 28, 2020, the Company entered into an agreement to sell its equity interest in Forum Cinemas OU, which consisted of nine theatres located in the Baltics’ region (Latvia, Lithuania and Estonia) and was included in the Company’s International markets reportable segment. The completion of the sale took place in several steps and was contingent upon clearance from each regulatory competition council in each country. In October 2020, the Company completed the divestiture of its equity interest in Latvia. In February 2021, the Company received cash consideration for the remaining equity interest in Estonia of $3.8 million (€3.2 million), net of cash of $0.3 million. In May 2021, the Company received cash consideration of $31.4 million (€26.2 million), net of cash of $0.1 million and transaction costs of $0.3 million, which completed the sale of its remaining 51% equity interest in Lithuania and eliminated the Company’s noncontrolling interest in Forum Cinemas OU. Accrued transaction costs of $1.0 million were paid during the three months ended September 30, 2021. The Company recorded the net gain from the sale of its equity interest in Forum Cinemas OU of $0 million and $5.5 million (net of transaction costs of $2.6 million) in investment expense (income), during the three and nine months ended September 30, 2021, respectively.

Restricted cash. Restricted cash is cash held in the Company’s bank accounts in International markets as a guarantee for certain landlords.

Accumulated other comprehensive income (loss). The following table presents the change in accumulated other comprehensive income (loss) by component:

	Foreign
(In millions)	Currency	Pension Benefits	Total
Balance December 31, 2020	$60.1	$(21.4)	$38.7
Other comprehensive income (loss)	(52.2)	3.8	(48.4)
Realized loss on foreign currency transactions reclassified into investment expense (income)	(0.9)	—	(0.9)
Balance September 30, 2021	$7.0	$(17.6)	$(10.6)

Accumulated depreciation and amortization. Accumulated depreciation was $2,484.2 million and $2,243.1 million at September 30, 2021 and December 31, 2020, respectively, related to property. Accumulated amortization of intangible assets was $44.0 million and $42.0 million at September 30, 2021 and December 31, 2020, respectively.

Other expense (income). The following table sets forth the components of other expense (income):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2021	2020	2021	2020
Derivative liability fair value adjustment for embedded conversion feature in the Convertible Notes	$—	$89.9	$—	$89.4
Derivative asset fair value adjustment for contingent call option related to the Class B common stock purchase and cancellation agreement	—	5.9	—	19.6
Credit losses (income) related to contingent lease guarantees	—	6.1	(5.7)	15.3
Governmental assistance due to COVID-19- International markets	(24.7)	(13.5)	(75.1)	(17.9)
Governmental assistance due to COVID-19 - Domestic markets	(0.4)	—	(4.6)	—
Foreign currency transaction (gains) losses	(0.7)	0.1	(1.1)	—
Non-operating components of net periodic benefit cost (income)	(0.3)	0.2	(0.7)	0.3
Loss on debt extinguishment	14.4	—	14.4	—
Financing fees related to modification of debt agreements	—	36.3	1.0	39.1
Other	—	—	—	(0.5)
Total other expense (income)	$(11.7)	$125.0	$(71.8)	$145.3

Impairments. The following table summarizes the Company’s assets that were impaired:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2021	2020	2021	2020
Impairment of long-lived assets	$—	$28.1	$—	$119.4
Impairment of definite-lived intangible assets	—	6.4	—	14.4
Impairment of indefinite-lived intangible assets	—	4.6	—	12.9
Impairment of goodwill	—	156.8	—	1,901.1
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill	—	195.9	—	2,047.8
Impairment of other assets recorded in investment expense (income)	—	—	—	7.2
Total impairment loss	$—	$195.9	$—	$2,055.0

There was no goodwill impairment charge recorded during the three and nine months ended September 30, 2021. During the three months ended September 30, 2020, the enterprise fair values of the Domestic Theatres and International Theatres reporting units were less than their carrying values and goodwill impairment charges of $151.2 million and $5.6 million, respectively, were recorded. During the nine months ended September 30, 2020, the enterprise fair values of the Domestic Theatres and International Theatres reporting units were less than their carrying values and goodwill impairment charges of $1,276.1 million and $625.0 million were recorded for the Company’s Domestic Theatres and International Theatres reporting units, respectively. The Step 1 quantitative goodwill impairment test was performed at March 31, 2020 and September 30, 2020 due to a decline in the common stock price and prices of the Company’s corporate borrowings and the resulting impact on market capitalization, which were two of several factors considered when making this evaluation, including the sustained declines during 2020 in the Company’s enterprise market capitalization and the temporary suspension of operations at all of the Company’s theatres on or before March 17, 2020 due to the COVID-19 pandemic.

The Company evaluates definite-lived and indefinite-lived intangible assets for impairment annually or more frequently as specific events or circumstances dictate or changes in circumstances indicate that the carrying amount of the asset group may not be fully recoverable.

There was no impairment charge of long-lived assets, definite-lived intangible assets, and other assets without a readily determinable fair value accounted for under the cost method during the three and nine months ended September 30, 2021. During the three months ended September 30, 2020, the Company recorded non-cash impairment of long-lived assets of $28.1 million on 49 theatres in the U.S. markets with 527 screens (in Alabama, California, Colorado, Florida, Illinois, Indiana, Iowa, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New Hampshire, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Wisconsin, and Wyoming) and $0 million in the International markets. During the nine months ended September 30, 2020, the Company recorded non-cash impairment charges of long-lived assets of $109.5 million on 75 theatres in the U.S. markets with 851 screens (in Alabama, Arkansas, California, Colorado, District of Columbia, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Massachusetts, Michigan, Minnesota, Missouri, Montana, Nebraska, New Hampshire, New Jersey, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Washington, Wisconsin and Wyoming) and $9.9 million on 23 theatres in the International markets with 213 screens (in Germany, Italy, Spain, UK and Sweden). During the three and nine months ended September 30, 2020, the Company recorded impairment losses related to definite-lived intangible assets of $6.4 million and $14.4 million, respectively. In addition, during the three and nine months ended September 30, 2020, the Company recorded an impairment loss of $0 million and $7.2 million, respectively, within investment expense (income), related to equity interest investments without a readily determinable fair value accounted for under the cost method.

There was no impairment charge of indefinite-lived intangible assets during the three and nine months ended September 30, 2021. The Company first assessed the qualitative factors to determine whether the existence of events and circumstances indicated that it was more likely than not the fair value amounts of any indefinite-lived intangible assets were less than their carrying amounts and concluded it was not more likely than not that the fair value amounts were less than their carrying amounts. At September 30, 2020 and March 31, 2020, the Company performed a quantitative impairment evaluation of its indefinite-lived intangible assets related to the AMC, Odeon and Nordic trade names. The Company recorded impairment charges of $4.5 million and $0.1 million related to the Odeon and Nordic trade names, respectively, during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company recorded impairment charges of $10.4 million and $2.5 million related to the Odeon and Nordic trade names, respectively. No impairment charges were recorded related to the AMC trade name for the three and nine months ended September 30, 2020. To estimate fair value of the Company’s indefinite-lived trade names, the Company employed a derivation of the Income Approach known as the Royalty Savings.

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

A summary of deferred payment amounts related to rent obligations for which payments were deferred to 2021 and future years are provided below:

	As of		As of
	December 31,	Increase (decrease)	September 30,
(In millions)	2020	in deferred amounts	2021
Fixed operating lease deferred amounts (1) (2)	$383.9	$(30.9)	$353.0
Finance lease deferred amounts	12.8	(9.7)	3.1
Variable lease deferred amounts (2)	53.3	(33.5)	19.8
Total deferred lease amounts	$450.0	$(74.1)	$375.9
(1)	During the nine months ended September 30, 2021, the decrease in fixed operating lease deferred amounts includes $93.3 million of decreases in the deferred balances as of December 31, 2020 related to payments and abatements.

(2)	During the nine months ended September 30, 2021, decreases in variable lease deferred amounts were primarily due to resolution of contingencies, therefore, variable amounts became fixed and were reclassified to fixed operating lease deferred amounts.

The following table reflects the lease costs for the periods presented:

		Three Months Ended		Nine Months Ended
	Consolidated Statement	September 30,	September 30,	September 30,	September 30,
(In millions)	of Operations	2021	2020	2021	2020
Operating lease cost
Theatre properties	Rent	$186.4	$198.6	$552.6	$619.4
Theatre properties	Operating expense	0.7	0.3	0.8	2.6
Equipment	Operating expense	3.4	3.8	8.0	11.5
Office and other	General and administrative: other	1.4	1.3	4.1	3.9
Finance lease cost
Amortization of finance lease assets	Depreciation and amortization	1.1	1.6	3.7	5.2
Interest expense on lease liabilities	Finance lease obligations	1.2	1.4	4.0	4.5
Variable lease cost
Theatre properties	Rent	28.5	15.7	59.9	56.8
Equipment	Operating expense	7.9	0.1	12.9	6.6
Total lease cost		$230.6	$222.8	$646.0	$710.5

Cash flow and supplemental information is presented below:

	Nine Months Ended
	September 30,	September 30,
(In millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$(2.1)	$(1.8)
Operating cash flows used in operating leases	(609.8)	(316.7)
Financing cash flows used in finance leases	(6.2)	(4.5)

Landlord contributions:
Operating cashflows provided by operating leases	17.7	31.9
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	176.0	139.1
(1)	Includes lease extensions and option exercises.

The following table represents the weighted-average remaining lease term and discount rate as of September 30, 2021:

	As of September 30, 2021
	Weighted Average	Weighted Average
	Remaining	Discount
Lease Term and Discount Rate	Lease Term (years)	Rate
Operating leases	10.1	9.9%
Finance leases	13.8	6.5%

Minimum annual payments, including deferred lease payments less contractual rent amounts due and not paid that were recorded in accounts payable, that are recorded as operating and finance lease liabilities and the net present value thereof as of September 30, 2021 are as follows:

	Operating Lease	Financing Lease
(In millions)	Payments (2)	Payments (2)
Three months ending December 31, 2021 (1)	$269.3	$3.8
2022 (1)	1,037.1	14.0
2023	944.7	9.9
2024	822.4	8.8
2025	775.4	8.1
2026	711.3	8.0
Thereafter	3,883.4	64.2
Total lease payments	8,443.6	116.8
Less imputed interest	(3,050.8)	(40.5)
Total operating and finance lease liabilities, respectively	$5,392.8	$76.3
(1)	The minimum annual payments table above does not include contractual cash rent amounts that were due and not paid, which are recorded in accounts payable as shown below, including estimated repayment dates:

Accounts Payable
(In millions)	Lease Payments
Three months ended December 31, 2021	$50.3
Three months ended March 31, 2022	1.0
Three months ended June 30, 2022	0.9
Three months ended September 30, 2022	7.2
Total deferred lease amounts recorded in AP	$59.4

(2)	The minimum annual payments table above includes deferred undiscounted cash rent amounts that were due and not paid related to operating and finance leases, as shown below:

	Operating Lease	Financing Lease
(In millions)	Payments	Payments
Three months ended December 31, 2021	$42.8	$0.6
Three months ended March 31, 2022	40.0	0.6
Three months ended June 30, 2022	36.1	0.4
Three months ended September 30, 2022	32.2	0.2
Three months ended December 31, 2022	31.5	0.2
2023	82.6	0.4
2024	15.3	—
2025	5.5	—
2026	4.1	—
Thereafter	24.0	—
Total deferred lease amounts	$314.1	$2.4

As of September 30, 2021, the Company had signed additional operating lease agreements for 4 theatres that have not yet commenced of approximately $136.8 million, which are expected to commence between 2022 and 2024 and carry lease terms of approximately 15 to 20 years. The timing of lease commencement is dependent on the landlord providing the Company with control and access to the related facility.

NOTE 3—REVENUE RECOGNITION

Disaggregation of revenue. Revenue is disaggregated in the following tables by major revenue types and by timing of revenue recognition:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2021	2020	2021	2020
Major revenue types
Admissions	$425.1	$62.9	$727.6	$631.8
Food and beverage	265.2	29.1	476.8	317.6
Other theatre:
Screen advertising	23.3	16.9	59.9	60.9
Other theatre	49.6	10.6	91.9	69.6
Other theatre	72.9	27.5	151.8	130.5
Total revenues	$763.2	$119.5	$1,356.2	$1,079.9

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2021	2020	2021	2020
Timing of revenue recognition
Products and services transferred at a point in time	$693.1	$96.3	$1,234.0	$951.7
Products and services transferred over time(1)	70.1	23.2	122.2	128.2
Total revenues	$763.2	$119.5	$1,356.2	$1,079.9
(1)	Amounts primarily include subscription and advertising revenues.

The following tables provide the balances of receivables and deferred revenue income:

(In millions)	September 30, 2021	December 31, 2020
Current assets
Receivables related to contracts with customers	$39.5	$23.1
Miscellaneous receivables	90.1	67.9
Receivables, net	$129.6	$91.0

(In millions)	September 30, 2021	December 31, 2020
Current liabilities
Deferred revenue related to contracts with customers	$387.8	$400.6
Miscellaneous deferred income	4.3	4.8
Deferred revenue and income	$392.1	$405.4

The significant changes in contract liabilities with customers included in deferred revenues and income are as follows:

Deferred Revenues
Related to Contracts
(In millions)	with Customers
Balance December 31, 2020	$400.6
Cash received in advance(1)	79.8
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	7.0
Food and beverage (2)	13.3
Other theatre (2)	0.1
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(64.3)
Food and beverage (3)	(23.9)
Other theatre (4)	(20.5)
Foreign currency translation adjustment	(4.3)
Balance September 30, 2021	$387.8

(1)	Includes movie tickets, food and beverage, gift cards, exchange tickets, and AMC Stubs® loyalty membership fees.

(2)	Amount of rewards accumulated, net of expirations, that are attributed to AMC Stubs® and other loyalty programs.

(3)	Amount of rewards redeemed that are attributed to gift cards, exchange tickets, movie tickets, AMC Stubs® loyalty programs and other loyalty programs.

(4)	Amounts relate to income from non-redeemed or partially redeemed gift cards, non-redeemed exchange tickets, AMC Stubs® loyalty membership fees and other loyalty programs.

The Company suspended the recognition of deferred revenues related to certain loyalty programs, gift cards, and exchange tickets during the period in which its operations were temporarily suspended. As the Company re-opened theatres, A-List members had the option to reactivate their subscription, which restarted the monthly charge for the program. Starting in July of 2021, all A-List monthly subscriptions were automatically reactivated and the Company has resumed a more normal recognition pattern for deferred revenues related to certain loyalty programs, gift cards and exchange tickets.

The significant changes to contract liabilities included in the exhibitor services agreement in the condensed consolidated balance sheets, are as follows:

Exhibitor Services
(In millions)	Agreement (1)
Balance December 31, 2020	$537.6
Negative Common Unit Adjustment–reduction of common units	(9.2)
Reclassification of portion of the beginning balance to other theatre revenue, as the result of performance obligations satisfied	(13.4)
Balance September 30, 2021	$515.0
(1)	Represents the carrying amount of the National CineMedia, LLC (“NCM”) common units that were previously received under the annual Common Unit Adjustment (“CUA”). The deferred revenues are being amortized to other theatre revenues over the remainder of the 30-year term of the Exhibitor Service Agreement (“ESA”) ending in February 2037.

Gift cards and exchange tickets. The total amount of non-redeemed gifts cards and exchange tickets included in deferred revenues and income as of September 30, 2021 was $292.3 million. This will be recognized as revenues as the gift cards and exchange tickets are redeemed or as the non-redeemed gift card and exchange ticket revenues are recognized in proportion to the pattern of actual redemptions. Historically, the Company has estimated this to occur over the next 24 months, but due to the COVID-19 pandemic and the limited or temporary suspension of theatre operations, the pattern of actual redemptions may occur over a longer period of time.

Loyalty programs. As of September 30, 2021, the amount of deferred revenues allocated to the loyalty programs included in deferred revenues and income was $66.5 million. The earned points will be recognized as revenue as the points are redeemed. Historically, the Company has estimated this to occur over the next 24 months, but due to the COVID-19 pandemic and the limited or temporary suspension of theatre operations, the recognition of points redeemed may occur over a longer period of time. The AMC Stubs® annual membership fee is recognized ratably over the one-year membership period.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 4—GOODWILL

The following table summarizes the changes in goodwill by reporting unit for the nine months ended September 30, 2021:

(In millions)	Domestic Theatres	International Theatres	Total
Balance December 31, 2020	$1,796.5	$750.8	$2,547.3
Currency translation adjustment	—	(54.8)	(54.8)
Baltics disposition-Estonia (1)	—	(3.7)	(3.7)
Baltics disposition-Lithuania (1)	—	(37.6)	(37.6)
Balance September 30, 2021	$1,796.5	$654.7	$2,451.2
(1)	See Note 1—Basis of Presentation for further information regarding the Baltics’ theatre sale.

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

NOTE 5—INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the condensed consolidated balance sheets in other long-term assets. Investments in non-consolidated affiliates as of September 30, 2021 include interests in Digital Cinema Implementation Partners, LLC (“DCIP”) of 29.0%, Digital Cinema Distribution Coalition, LLC (“DCDC”) of 14.6%, AC JV, LLC (“AC JV”), owner of Fathom Events, of 32.0%, SV Holdco LLC (“SV Holdco”), owner of Screenvision, of 18.4%, Digital Cinema Media Ltd. (“DCM”) of 50.0%, and Saudi Cinema Company LLC (“SCC”) of 10.0%. The Company also has partnership interests in three U.S. motion picture theatres (“Theatre Partnerships”) and approximately 50.0% interests in 57 theatres in Europe. Indebtedness held by equity method investees is non-recourse to the Company. During the three months ended September 30, 2021 and September 30, 2020, the Company recorded equity in (earnings) loss of non-consolidated entities of $(6.7) million and $10.6 million, respectively. During the nine months ended September 30, 2021 and September 30, 2020, the Company recorded equity in (earnings) loss of non-consolidated entities of $(1.2) million and $25.9 million, respectively.

During the three months ended September 30, 2021, the Company received cash distribution of $6.1 million from DCIP, which the Company recorded as a reduction to its investment in DCIP. The distribution reduced the Company’s recorded investment below $0 and therefore the Company recorded equity in earnings of $4.0 million to increase its investment to $0 as the Company has not guaranteed any of the liabilities of DCIP. The Company will not record its share of any equity in earnings of DCIP until such time as the excess distribution amount recorded to earnings has been satisfied with prospective earnings from DCIP.

Related party transactions with equity method investees. At September 30, 2021 and December 31, 2020, the Company recorded net receivable (payable) amounts due from (to) equity method investees of $(5.7) million and

$6.9 million, respectively, primarily related to the liability for the negative CUA due to NCM, on-screen advertising revenue, projector warranty expenditures and other transactions. The Company recorded related party transactions with equity method investees in other revenues, film exhibition costs, and operating expenses (income) of $2.8 million, $1.4 million, and $0 million, respectively, during the three months ended September 30, 2021, and $0.3 million, $0.1 million, and $(0.3) million, respectively, during the three months ended September 30, 2020. The Company recorded related party transactions with equity method investees in other revenues, film exhibition costs, and operating expenses of $4.6 million, $2.1 million, and $0.1 million, respectively, during the nine months ended September 30, 2021, and $6.0 million, $3.3 million, and $0.6 million, respectively, during the nine months ended September 30, 2020.

NOTE 6—CORPORATE BORROWINGS AND FINANCE LEASE OBLIGATIONS

A summary of the carrying value of corporate borrowings and finance lease obligations is as follows:

(In millions)	September 30, 2021	December 31, 2020
First Lien Secured Debt:
Senior Secured Credit Facility-Term Loan due 2026 (3.0829% as of September 30, 2021)	$1,950.0	$1,965.0
Senior Secured Credit Facility-Revolving Credit Facility due 2024	—	212.2
10.75% in Year 1, 11.25% thereafter Cash/PIK Odeon Term Loan Facility due 2023 (£147.6 million and €312.2 million par value as of September 30, 2021)	560.3	—
Odeon Revolving Credit Facility due 2022	—	120.8
10.5% First Lien Notes due 2025	500.0	500.0
2.95% Senior Secured Convertible Notes due 2026	—	600.0
10.5% First Lien Notes due 2026	300.0	300.0
15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026	73.5	—
Second Lien Secured Debt:
10%/12% Cash/PIK/Toggle Second Lien Subordinated Notes due 2026	1,509.0	1,423.6
Subordinated Debt:
6.375% Senior Subordinated Notes due 2024 (£4.0 million par value as of September 30, 2021)	5.4	5.4
5.75% Senior Subordinated Notes due 2025	98.3	98.3
5.875% Senior Subordinated Notes due 2026	55.6	55.6
6.125% Senior Subordinated Notes due 2027	130.7	130.7
	$5,182.8	$5,411.6
Finance lease obligations	76.3	96.0
Paid-in-kind interest	—	7.6
Deferred financing costs	(42.5)	(42.1)
Net premium (1)	312.5	338.7
	$5,529.1	$5,811.8
Less:
Current maturities corporate borrowings	(20.0)	(20.0)
Current maturities finance lease obligations	(10.2)	(12.9)
	$5,498.9	$5,778.9

(1)	The following table provides the net premium (discount) amounts of corporate borrowings:

	September 30,	December 31,
(In millions)	2021	2020
10%/12% Cash/PIK/Toggle Second Lien Subordinated Notes due 2026	$383.6	$445.1
2.95% Senior Secured Convertible Notes due 2026	—	(61.5)
15%/17% Cash/PIK/Toggle First Lien Secured Notes due 2026	(17.3)	—
10.5% First Lien Notes due 2026	(25.6)	(28.5)
10.5% First Lien Notes due 2025	(7.6)	(8.9)
Senior Secured Credit Facility-Term Loan due 2026	(6.5)	(7.5)
10.75% in Year 1, 11.25% thereafter Cash/PIK Odeon Term Loan Facility due 2023	(14.2)	—
6.375% Senior Subordinated Notes due 2024	0.1	—
	$312.5	$338.7

The following table provides the principal payments required and maturities of corporate borrowings as of September 30, 2021:

Principal
Amount of
Corporate
(In millions)	Borrowings
Three months ended December 31, 2021	$5.0
2022	20.0
2023	580.3
2024	25.4
2025	618.3
2026	3,803.1
Thereafter	130.7
Total	$5,182.8

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

On March 8, 2021, the Company entered the Ninth Amendment to the Credit Agreement (the “Ninth Amendment”), with the requisite revolving lenders party thereto and the Administrative Agent, pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant under its Credit Agreement from a period ending on March 31, 2021, to a period ending on March 31, 2022 (the “Extended Covenant Suspension Period”). During the Extended Covenant Suspension Period, the Company will not, and will not permit any of its restricted subsidiaries to, (i) make certain restricted payments, (ii) subject to certain exceptions, incur any indebtedness for borrowed money that is pari passu or senior in right of payment or security with the Revolving Loans (as defined in the Credit Agreement) or (iii) make any investment in or otherwise dispose of any assets to any subsidiary of the Company that is not a Loan Party (as defined in the Credit Agreement) to facilitate a new financing incurred by a subsidiary of the Company. In addition, as an ongoing condition to the suspension of the financial covenant, the Company also agreed to (i) a minimum liquidity test of $100 million, (ii) an anti-cash hoarding test at any time Revolving Loans are outstanding and (iii) additional reporting obligations. On March 8, 2021, the Company also entered into the Tenth Amendment to Credit Agreement (the “Tenth Amendment”), with the requisite revolving lenders party thereto and the Administrative Agent, pursuant to which the Company agreed that certain modifications to the Credit Agreement described in the Tenth Amendment require the consent of the majority of the revolving lenders party to the Tenth Amendment.

Odeon Term Loan Facility

On February 15, 2021, Odeon Cinemas Group Limited (“Odeon”), a wholly-owned subsidiary of the Company, entered into a new £140.0 million and €296.0 million term loan facility (the “Odeon Term Loan due 2023”) agreement (the “Odeon Term Loan Facility”), by and among Odeon, the subsidiaries of Odeon party thereto, the lenders and other loan parties thereto and Lucid Agency Services Limited as agent and Lucid Trustee Services Limited as security agent. Approximately £89.7 million and €12.8 million of the net proceeds from the Odeon Term Loan Facility were used to repay in full Odeon’s obligations (including principal, interest, fees, and cash collateralized letters of credit) under its then-existing revolving credit facility and the remaining net proceeds will be used for general corporate purposes. The Company recorded deferred financing cost write-off of $0 million and $1.0 million in other expense during the three and nine months ended September 30, 2021, respectively. The Odeon Term Loan Facility has a maturity of August 19, 2023 (2.5 years from the date on which it was first drawn). Borrowings under the Odeon Term Loan Facility bear interest at a rate equal to 10.75% per annum during the first year and 11.25% thereafter and each interest period is 3 months, or such other period agreed between the Company and the Agent. The interest is capitalized on the last day of each interest period and added to the outstanding principal amount, however, Odeon has the option to elect to pay interest in cash. The principal amount of new funding is prior to deducting discounts of $19.1 million and deferred financing costs of $15.6 million related to the Odeon Term Loan Facility. The discount and deferred financing costs will be amortized to interest expense over the term using the effective interest method. All obligations under the Odeon Term Loan Facility are guaranteed by certain subsidiaries of Odeon. The Company is subject to minimum liquidity requirements of £32.5 million (approximately $44 million) required under the Odeon Term Loan Facility, measured at each quarter end date.

Financial Covenants

The Company currently estimates that its existing cash and cash equivalents will be sufficient to comply with minimum liquidity and financial covenant requirements under its debt covenants related to borrowings pursuant to the Senior Secured Revolving Credit Facility and Odeon Term Loan Facility, currently and through the next twelve months. The Company entered the Ninth Amendment to the Credit Agreement pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant (the secured leverage ratio) applicable to the Senior Secured Revolving Credit Facility from March 31, 2021 to March 31, 2022, the Extended Covenant Suspension Period, as described, and on the terms and conditions specified therein. The Company is currently subject to minimum liquidity requirements of approximately $144 million, of which $100 million is required under the conditions for the Extended Covenant Suspension Period, as amended, under the Senior Secured Revolving Credit Facility, and £32.5 million (approximately $44 million) of which is required under the Odeon Term Loan Facility. Following the expiration of the Extended Covenant Suspension Period, the Company will be subject to the financial covenant under the Senior Secured Revolving Credit Facility, beginning with the quarter ending June 30, 2022. The Company currently expects it will be able to comply with this financial covenant, however the Company does not anticipate the need to borrow under the Senior Secured Revolving Credit Facility during the next twelve months. The Company’s liquidity needs thereafter will depend, among other things, on the timing of movie releases and its ability to generate cash from operations.

First Lien Toggle Notes due 2026

On January 15, 2021, the Company issued $100.0 million aggregate principal amount of its 15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026 (the “First Lien Toggle Notes due 2026”) as contemplated by the previously disclosed commitment letter with Mudrick Capital Management, LP (“Mudrick”), dated as of December 10, 2020. The First Lien Toggle Notes due 2026 were issued pursuant to an indenture dated as of January 15, 2021 among the Company, the guarantors named therein and the U.S. Bank National Association, as trustee and collateral agent. On September 30, 2021, the Company exercised an option to repurchase $35.0 million of its First Lien Toggle Notes due 2026. The total cost to exercise this repurchase option was $41.3 million, including principal, redemption price and accrued and unpaid interest. As a result of this debt reduction, the Company’s annual cash interest cost will be reduced by $5.25 million. During the three and nine months ended September 30, 2021, the Company recorded loss on debt extinguishment of $14.4 million in other expense.

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

On December 14, 2020, Mudrick received a total of 21,978,022 shares of the Company’s Class A common stock; of which 8,241,758 shares (“Commitment Shares”) relates to consideration received for a commitment fee and 13,736,264 shares (“Exchange Shares”) as consideration received for the second lien exchange. Mudrick exchanged $100 million aggregate principal amount of the Second Lien Notes due 2026 that were held by Mudrick for the Exchange Shares (the “Second Lien Exchange”) and waived its claim to PIK interest of $4.5 million principal amount. The fair value of 21,978,022 shares of the Company’s Class A common stock was $70.1 million based on the market closing price of $3.19 per share on December 14, 2020. On December 14, 2020, the Class A common shares issued were recorded by the Company in stockholders’ deficit. During the three months ended March 31, 2021, the Company reclassified the prepaid commitment fee and deferred charges of $28.6 million to corporate borrowings from other long-term assets for the Commitment Shares and deferred charges. The prepaid commitment fee was recorded as a discount and, together with deferred charges, will be amortized to interest expense over the term of the First Lien Toggle Notes due 2026 using the effective interest method. The Company filed a shelf registration statement in December 2020, which was declared effective providing for the resale of the Exchange Shares.

Convertible Notes due 2026

On January 27, 2021, affiliates of Silver Lake and certain co-investors (collectively, the “Noteholders”) elected to convert (the “Conversion”) all $600.0 million principal amount of the Company’s Convertible Notes due 2026 (“Convertible Notes due 2026”) into shares of the Company’s Class A common stock at a conversion price of $13.51 per share. The non-cash Conversion settled on January 29, 2021, and resulted in the issuance of 44,422,860 shares of the Company’s Class A common stock to the Noteholders. The Company recorded $70.0 million of non-cash interest expense in the first quarter of 2021 for unamortized discount and deferred charges at the date of conversion following the guidance in ASC 815-15-40-1. The non-cash Conversion reduced the Company’s first-lien indebtedness by $600.0 million. Pursuant to the Stock Repurchase and Cancellation Agreement with Dalian Wanda Group Co., Ltd. (“Wanda”) dated as of September 14, 2018, 5,666,000 shares of the Company’s Class B common stock held by Wanda were forfeited and cancelled in connection with the Conversion.

During the three and nine months ended September 30, 2020, the Company recorded other expense (income) of $89.9 million and $89.4 million, respectively, related to the derivative liability fair value adjustment for the embedded conversion feature in the Convertible Notes due 2026. The derivative liability was remeasured at fair value each reporting period until the conversion price reset on September 14, 2020, with changes in fair value recorded in the condensed consolidated statements of operations as other expense or income. The Company bifurcated the conversion feature from the principal balance of the Convertible Notes due 2026 as a derivative liability because (1) a conversion feature was not clearly and closely related to the debt instrument and the reset of the conversion price caused the conversion feature to not be considered indexed to the Company’s equity, (2) the conversion feature standing alone met the definition of a derivative, and (3) the Convertible Notes due 2026 were not remeasured at fair value each reporting period with changes in fair value recorded in the condensed consolidated statement of operations.

During the three and nine months ended September 30, 2020, the Company recorded other expense (income) of $5.9 million and $19.6 million, respectively, related to the derivative asset fair value adjustment for the contingent call option related to the Class B common stock purchase and cancellation agreement. Pursuant to the Stock Repurchase and Cancellation Agreement between the Company and Wanda, the conversion feature of the Convertible Notes due 2026 would result in 5,666,000 shares of the Company’s Class B common stock held by Wanda being subject to forfeiture and retirement by the Company at no additional cost. This cancellation agreement was a contingent call option for the forfeiture shares and was a freestanding derivative. The forfeiture shares feature was not clearly and closely related to the Convertible Notes due 2026 host and it was bifurcated and accounted for as a derivative asset measured at fair value through earnings each reporting period until the conversion feature reset on September 14, 2020, with changes in fair value recorded in the condensed consolidated statement of operations as other expense or income.

NOTE 7—STOCKHOLDERS’ EQUITY

Class A common stock issuance. In December of 2020 and the first half of 2021, the Company entered into equity distribution agreements with sales agents to sell up to 241.6 million shares of the Company’s Class A common stock, par value $0.01 per share, through “at-the-market” offering programs. During the nine months ended September 30, 2021, the Company raised gross proceeds of approximately $1,611.8 million related to the “at-the-market” offering programs and paid fees to the sales agents of approximately $40.3 million and other fees of $0.8 million. The Company intends to use the net proceeds from the sale of the Class A common stock pursuant to the equity distribution agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness or working capital, capital expenditures and other investments. The gross proceeds raised from the “at-the-market” sale of Class A common stock during the nine months ended September 30, 2021 are summarized in the table below:

"At-the-market" Equity Distribution Agreement Dates	Sales Agents	Number of Class A common stock shares sold (in millions) (1)	Gross Proceeds (in millions)
December 11, 2020	Goldman Sachs & Co. LLC and B. Riley Securities, Inc. (2)	137.07	$352.6
January 25, 2021	Goldman Sachs & Co. LLC and B. Riley Securities, Inc.	50.0	244.3
April 27, 2021	Goldman Sachs & Co. LLC, B. Riley Securities, Inc. and Citigroup Global Markets Inc.	43.0	427.5
June 3, 2021	B. Riley Securities, Inc. and Citigroup Global Markets Inc.	11.55	587.4
	Total	241.62	$1,611.8
(1)	Included in the Class A common stock shares sold of 43.0 million was the reissuance of treasury stock shares of approximately 3.7 million shares. Upon the sales of treasury stock, the Company reclassified amounts recorded in treasury stock to additional paid-in capital of $37.1 million and loss of $19.3 million to retained earnings.
(2)	On December 11, 2020, the Company entered into an equity distribution agreement with Goldman Sachs & Co. LLC and B. Riley Securities, Inc., as sales agents to sell up to 178.0 million shares of the Company’s Class A common stock, of which approximately 40.93 million shares of Class A common stock were sold and settled during December 2020 and approximately 137.07 million shares of Class A common stock were sold and settled during the nine months ended September 30, 2021.

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

Class B common stock. On January 27, 2021, pursuant to the Stock Repurchase and Cancellation Agreement with Wanda dated as of September 14, 2018, and in connection with the Conversion of the Convertible Notes due 2026 into shares of the Company’s Class A common stock by Silver Lake and certain co-investors, 5,666,000 shares of the Company’s Class B common stock held by Wanda were forfeited and cancelled.

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

Dividends. There were no dividends declared to stockholders during the nine months ended September 30, 2021. The following is a summary of dividends and dividend equivalents declared to stockholders during the nine months ended September 30, 2020:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 26, 2020	March 9, 2020	March 23, 2020	$0.03	$3.2

Related Party Transactions. As of September 30, 2021 and December 31, 2020, the Company recorded a receivable due from Wanda of $0 million and $0.7 million, respectively, for reimbursement of general administrative and other expense incurred on behalf of Wanda. For the three months ended September 30, 2021 and September 30, 2020, the Company did not record any cost reductions for general and administrative services provided on behalf of Wanda. For the nine months ended September 30, 2021 and September 30, 2020, the Company recorded approximately $0 million and $0.2 million, respectively, of cost reductions for general and administrative services provided on behalf of Wanda.

Stock-Based Compensation

The following table presents the stock-based compensation expense recorded within general and administrative: other:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2021	2020	2021	2020
Board of director stock award expense	$—	$—	$0.9	$0.5
Restricted stock unit expense	3.4	2.4	9.1	7.4
Performance stock unit expense	—	—	4.2	—
Special performance stock unit expense	1.6	0.7	4.6	1.6
Total stock-based compensation expense	$5.0	$3.1	$18.8	$9.5

As of September 30, 2021, the estimated remaining unrecognized compensation cost related to stock-based compensation arrangements was approximately $29.5 million, which reflects assumptions related to attainment of performance targets based on the scales as described below. The weighted average period over which this remaining compensation expense is expected to be recognized is approximately 1.4 years.

Awards Granted in 2021

During the nine months ended September 30, 2021, AMC’s Board of Directors approved awards of stock, restricted stock units (“RSUs”), and performance stock units (“PSUs”) to certain of the Company’s employees and directors under the 2013 Equity Incentive Plan. The grant date fair value of these awards during the nine months ended September 30, 2021 was based on the closing price of AMC’s Class A common stock on February 23, 2021 of $7.70 per share. Each RSU and PSU held by a participant as of a dividend record date is entitled to a dividend equivalent equal to the amount paid with respect to one share of Class A common stock underlying the unit. Any such accrued dividend equivalents are paid to the holder upon vesting of the units. Each unit represents the right to receive one share of Class A common stock at a future date.

The 2021 award agreements generally had the following features:

●	Stock Award Agreement: On February 23, 2021, the Company granted awards of 124,054 fully vested shares of Class A common stock to its independent members of AMC’s Board of Directors with a grant date fair value of $0.9 million.
●	Restricted Stock Unit Award Agreement: On February 23, 2021, the Company granted RSU awards of 2,687,813 to certain members of management with a grant date fair value of $20.7 million. Each RSU represents the right to receive one share of Class A common stock at a future date. The RSUs vest over three years, with 1/3 vesting in each year. These RSUs will be settled within 30 days of vesting.
●	Performance Stock Unit Award Agreement: On February 23, 2021, total PSUs of 2,687,813 were awarded (“2021 PSU award”) to certain members of management and executive officers, with the total PSUs divided into three separate year tranches, with each tranche allocated to a fiscal year within the performance period (“Tranche Year”). The PSUs within each Tranche Year are further divided between 2 performance targets; the Adjusted EBITDA performance target and free cash flow performance target. The 2021 PSU awards will vest based on achieving 80% to 120% of the performance targets, with the corresponding vested unit amount ranging from 50% to 200%. If the performance targets are met at 100%, the 2021 PSU awards will vest at 2,687,813 units in the aggregate. No PSUs will vest for each Tranche Year if the Company does not achieve 80% of the Tranche Year’s Adjusted EBITDA and free cash flow targets. Additionally, vesting is subject to the participant’s continued employment through the end of the three-year cumulative period, ending on December 31, 2023. The vested PSUs will be settled within

30 days of vesting, which will occur upon certification of performance results by the Compensation Committee of the Board of Directors.

The Compensation Committee establishes the annual performance targets at the beginning of each year. Therefore, the grant date (and fair value measurement date) for each Tranche Year is the date at the beginning of each year when a mutual understanding of the key terms and conditions are reached per ASC 718, Compensation – Stock compensation. The 2021 PSU award grant date fair value on February 23, 2021 for the 2021 Tranche Year award of 895,836 units was approximately $6.9 million, measured using performance targets at 100%. In addition, the February 23, 2021 grant date fair value for the 2021 Tranche Year under the 2020 PSU award agreement of 438,244 units and the 2019 PSU award agreement of 181,916 units was approximately $3.4 million and $1.4 million, respectively, measured using performance targets at 100%. At September 30, 2021, the Company estimated that 2021 Tranche Year target performance conditions for both the annual Adjusted EBITDA and free cash flow are expected to be achieved at 100%.

●	Special Performance Stock Unit (“SPSU”) Executive Award Agreement: In January 2021, the market condition requirement for SPSUs awarded in calendar year 2020 was met as a result of exceeding the 20-day trailing volume weighted average stock price threshold target for tranche 5 and tranche 6 of $4 and $8, respectively. The stock-based compensation costs for SPSUs are recorded on a straight-line basis through October 30, 2021, which is the end of the service requirement period.

The following table represents the nonvested RSU, PSU and SPSU activity for the nine months ended September 30, 2021:

		Weighted
		Average
	Shares of RSU	Grant Date
	PSU and SPSU	Fair Value
Beginning balance at January 1, 2021 (1)	4,159,261	$5.51
Granted (2)	3,583,649	7.70
Forfeited	(206,648)	10.89
Nonvested at September 30, 2021	7,536,262	$6.40
Tranche Years 2022 and 2023 awarded under the 2021 PSU award with grant date fair values to be determined in years 2022 and 2023, respectively	1,783,536
Total Nonvested at September 30, 2021	9,319,798
(1)	Includes awards modified during 2020 where grant date fair value was not determined until 2021.
(2)	The number of PSU shares granted under the Tranche Year 2021 assumes the Company will attain a performance target at 100% for both the Adjusted EBITDA target and the free cash flow target. The PSUs vest ratably based on a scale ranging from 80% to 120% of the performance target with the vested amount ranging from 50% to 200% for Tranche Year 2021 awards granted under the 2021 and 2020 PSU award and 30% to 200% for Tranche Year 2021 awards granted under the 2019 PSU award.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Nine Months Ended September 30, 2021

								Accumulated
	Class A Voting		Class B Voting		Additional			Other		Total AMC
	Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
(In millions, except share and per share data)	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity (Deficit)	Interests	Deficit
Balances December 31, 2020	172,563,249	$1.8	51,769,784	$0.5	$2,465.6	3,732,625	$(56.4)	$38.7	$(5,335.3)	$(2,885.1)	$26.9	$(2,858.2)
Net loss	—	—	—	—	—	—	—	—	(566.9)	(566.9)	(0.3)	(567.2)
Other comprehensive loss	—	—	—	—	—	—	—	(51.0)	—	(51.0)	(0.2)	(51.2)
Baltics noncontrolling capital contribution	—	—	—	—	0.2	—	—	—	—	0.2	(4.0)	(3.8)
Class A common stock, accrued dividend equivalent adjustment	—	—	—	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Class A common stock issuance	187,066,293	1.8	—	—	579.8	—	—	—	—	581.6	—	581.6
Wanda conversion of Class B shares to Class A shares	46,103,784	0.5	(46,103,784)	(0.5)	—	—	—	—	—	—	—	—
Convertible Notes due 2026 stock conversion	44,422,860	0.4	—	—	606.1	—	—	—	—	606.5	—	606.5
Wanda forfeit and cancellation of Class B shares	—	—	(5,666,000)	—	—	—	—	—	—	—	—	—
Taxes paid for restricted unit withholdings	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	124,054	—	—	—	5.4	—	—	—	—	5.4	—	5.4
Balances March 31, 2021	450,280,240	$4.5	—	$—	$3,657.1	3,732,625	$(56.4)	$(12.3)	$(5,902.3)	$(2,309.4)	$22.4	$(2,287.0)
Net loss	—	—	—	—	—	—	—	—	(343.6)	(343.6)	(0.4)	(344.0)
Other comprehensive income	—	—	—	—	—	—	—	21.4	—	21.4	—	21.4
100% liquidation of Baltics	—	—	—	—	—	—	—	(0.9)	—	(0.9)	(22.0)	(22.9)
Class A common stock, accrued dividend equivalent adjustment	—	—	—	—	—	—	—	—	(0.2)	(0.2)	—	(0.2)
Class A common stock issuance	54,550,000	0.5	—	—	951.6	(3,732,625)	56.4	—	(19.3)	989.2	—	989.2
Class A common stock issuance to Mudrick	8,500,000	0.1	—	—	230.3	—	—	—	—	230.4	—	230.4
Stock-based compensation	—	—	—	—	8.4	—	—	—	—	8.4	—	8.4
Balances June 30, 2021	513,330,240	$5.1	—	$—	$4,847.4	—	$—	$8.2	$(6,265.4)	$(1,404.7)	$—	$(1,404.7)
Net loss	—	—	—	—	—	—	—	—	(224.2)	(224.2)	—	(224.2)
Other comprehensive loss	—	—	—	—	—	—	—	(18.8)	—	(18.8)	—	(18.8)
Class A common stock, accrued dividend equivalent adjustment	—	—	—	—	—	—	—	—	0.1	0.1	—	0.1
Class A common stock issuance fees	—	—	—	—	(0.1)	—	—	—	—	(0.1)	—	(0.1)
Stock-based compensation	—	—	—	—	5.0	—	—	—	—	5.0	—	5.0
Balances September 30, 2021	513,330,240	$5.1	—	$—	$4,852.3	—	$—	$(10.6)	$(6,489.5)	$(1,642.7)	$—	$(1,642.7)

Condensed Consolidated Statements of Stockholders’ Deficit

For the Nine Months Ended September 30, 2020

								Accumulated
	Class A Voting		Class B Voting		Additional			Other		Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
(In millions, except share and per share data)	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity (Deficit)	Interests	Equity (Deficit)
Balances December 31, 2019	52,080,077	$0.5	51,769,784	$0.5	$2,001.9	3,732,625	$(56.4)	$(26.1)	$(706.2)	$1,214.2	$—	$1,214.2
Cumulative effect adjustment for the adoption of new accounting principle (ASU 2016-13)	—	—	—	—	—	—	—	—	(16.9)	(16.9)	—	(16.9)
Net loss	—	—	—	—	—	—	—	—	(2,176.3)	(2,176.3)	—	(2,176.3)
Other comprehensive loss	—	—	—	—	—	—	—	(93.5)	—	(93.5)	—	(93.5)
Dividends declared:
Class A common stock, $0.03/share, net of forfeitures	—	—	—	—	—	—	—	—	(1.6)	(1.6)	—	(1.6)
Class B common stock, $0.03/share	—	—	—	—	—	—	—	—	(1.6)	(1.6)	—	(1.6)
Taxes paid for restricted unit withholdings	—	—	—	—	(1.0)	—	—	—	—	(1.0)	—	(1.0)
Stock-based compensation	469,516	—	—	—	2.7	—	—	—	—	2.7	—	2.7
Balances March 31, 2020	52,549,593	$0.5	51,769,784	$0.5	$2,003.6	3,732,625	$(56.4)	$(119.6)	$(2,902.6)	$(1,074.0)	$—	$(1,074.0)
Net loss	—	—	—	—	—	—	—	—	(561.2)	(561.2)	—	(561.2)
Other comprehensive income	—	—	—	—	—	—	—	56.0	—	56.0	—	56.0
Class A common stock, accrued dividend equivalent adjustment	—	—	—	—	—	—	—	—	0.1	0.1	—	0.1
Stock-based compensation	—	—	—	—	3.7	—	—	—	—	3.7	—	3.7
Balances June 30, 2020	52,549,593	$0.5	51,769,784	$0.5	$2,007.3	3,732,625	$(56.4)	$(63.6)	$(3,463.7)	$(1,575.4)	$—	$(1,575.4)
Net loss	—	—	—	—	—	—	—	—	(905.8)	(905.8)	—	(905.8)
Other comprehensive income	—	—	—	—	—	—	—	11.6	—	11.6	—	11.6
Baltics noncontrolling capital contribution	—	—	—	—	1.8	—	—	—	—	1.8	34.7	36.5
Class A common stock issuance	600,000	—	—	—	2.8	—	—	—	—	2.8	—	2.8
Exchange Offer Class A common stock issuance	5,000,000	0.1	—	—	20.1	—	—	—	—	20.2	—	20.2
Derivative asset valuation allowance adjustment	—	—	—	—	—	—	—	—	(2.4)	(2.4)	—	(2.4)
Reclassification of derivative liability and derivative asset for Conversion Price Reset of Convertible Notes due 2026	—	—	—	—	89.9	—	—	—	(15.9)	74.0	—	74.0
Stock-based compensation	—	—	—	—	3.1	—	—	—	—	3.1	—	3.1
Balances September 30, 2020	58,149,593	$0.6	51,769,784	$0.5	$2,125.0	3,732,625	$(56.4)	$(52.0)	$(4,387.8)	$(2,370.1)	$34.7	$(2,335.4)

NOTE 8—INCOME TAXES

The Company’s worldwide effective income tax rate is based on actual income (loss), statutory rates, valuation allowances against deferred tax assets and tax planning opportunities available in the various jurisdictions in which it operates. The Company is using a discrete income tax calculation for the three and nine months ended September 30, 2021 due to the inability to determine reliable annual estimates of taxable income (loss) due to COVID-19. Historically, for interim financial reporting, the Company estimated the worldwide annual income tax rate based on projected taxable income (loss) for the full year and recorded a quarterly income tax provision or benefit in accordance with the anticipated annual rate, adjusted for discrete items, if any. The Company will return to the historic approach of computing quarterly tax expense based on an annual effective rate in the future interim period when more reliable estimates of annual income become available. The Company recognizes income tax-related interest expense and penalties as income tax expense and general and administrative expense, respectively.

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

A valuation allowance is recorded against the Company’s U.S. deferred tax assets and most of the Company’s International deferred tax assets as the Company has determined the realization of these assets does not meet the more likely than not criteria.

For purposes of determining the current and deferred tax provision, and uncertain tax positions for the nine months ended September 30, 2021, the Company estimated a significant portion of its net operating losses and tax credits had been eliminated as a result of tax attribute reduction related to the debt exchange transaction that occurred in July 2020. The process of determining the attribute reduction is complex, subject to the taxpayer making certain elections regarding which attributes are to be reduced and cannot be calculated until the completion of taxable income for the year in which the cancellation of debt income (“CODI”) was incurred. Therefore, the estimated impact of the tax attribute reduction is subject to change until the finalization of its 2020 tax returns that will contain the tax consequences of the debt exchange.

The effective tax rate for the nine months ended September 30, 2021 reflects the impact of these valuation allowances against U.S. and international deferred tax assets generated during the nine-month period. The actual effective rate for the nine months ended September 30, 2021 was 1.2%. The Company’s consolidated tax rate for the nine months ended September 30, 2021 differs from the U.S. statutory tax rate primarily due to the valuation allowances in U.S. and foreign jurisdictions, foreign tax rate differences, federal and state tax credits, permanent differences and other discrete items. At September 30, 2021 and December 31, 2020, the Company has recorded net deferred tax liabilities of $26.5 million and $40.2 million, respectively.

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

Recurring Fair Value Measurements. The following table summarizes the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of September 30, 2021:

		Fair Value Measurements at September 30, 2021 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Money market mutual funds	$0.5	$0.5	$—	$—
Investments measured at net asset value(1)	11.7	—	—	—
Total assets at fair value	$12.2	$0.5	$—	$—
(1)	The investments relate to non-qualified deferred compensation arrangements on behalf of certain members of management. The Company has an equivalent liability for this related-party transaction recorded in other long-term liabilities for the deferred compensation obligation. The plan was terminated on May 3, 2021 and will be liquidated over the next twelve months.

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

Other Fair Value Measurement Disclosures. The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at September 30, 2021 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$20.0	$—	$18.7	$—
Corporate borrowings	5,432.8	—	4,325.3	708.0

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

Below is a breakdown of select financial information by reportable operating segment:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Revenues (In millions)	2021	2020	2021	2020
U.S. markets	$537.9	$47.3	$1,049.9	$724.3
International markets	225.3	72.2	306.3	355.6
Total revenues	$763.2	$119.5	$1,356.2	$1,079.9

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Adjusted EBITDA (In millions)	2021	2020	2021	2020
U.S. markets	$(30.1)	$(259.1)	$(348.5)	$(504.5)
International markets	24.7	(75.4)	(102.4)	(167.2)
Total Adjusted EBITDA (1)	$(5.4)	$(334.5)	$(450.9)	$(671.7)
(1)	The Company presents Adjusted EBITDA as a supplemental measure of its performance. The Company defines Adjusted EBITDA as net earnings (loss) plus (i) income tax provision (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of the Company’s ongoing operating performance and to include attributable EBITDA from equity investments in theatre operations in International markets and any cash distributions of earnings from its other equity method investees. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, which is consistent with how Adjusted EBITDA is defined in the Company’s debt indentures.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Capital Expenditures (In millions)	2021	2020	2021	2020
U.S. markets	$20.2	$18.3	$40.6	$100.1
International markets	3.9	11.0	13.3	55.9
Total capital expenditures	$24.1	$29.3	$53.9	$156.0

	As of	As of
Long-term assets, net (In millions)	September 30, 2021	December 31, 2020
U.S. markets	$6,602.6	$6,895.3
International markets	2,592.0	2,894.1
Total long-term assets (1)	$9,194.6	$9,789.4
(1)	Long-term assets are comprised of property, operating lease right-of-use assets, intangible assets, goodwill, deferred tax assets, and other long-term assets.

The following table sets forth a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2021	2020	2021	2020
Net loss	$(224.2)	$(905.8)	$(1,135.4)	$(3,643.3)
Plus:
Income tax provision (benefit)	(1.9)	4.6	(13.9)	66.7
Interest expense	99.3	94.3	361.0	268.3
Depreciation and amortization	103.7	123.5	323.5	365.7
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill (1)	—	195.9	—	2,047.8
Certain operating expense (income) (2)	(0.3)	1.8	(2.0)	2.4
Equity in (earnings) loss of non-consolidated entities	(6.7)	10.6	(1.2)	25.9
Cash distributions from non-consolidated entities (3)	6.1	3.7	6.4	17.4
Attributable EBITDA (4)	1.5	(1.4)	1.4	(0.9)
Investment expense (income)	—	(4.1)	(8.3)	4.0
Other expense (5)	13.7	138.5	8.6	163.5
Other non-cash rent benefit (6)	(3.0)	(0.2)	(22.2)	(1.7)
General and administrative — unallocated:
Merger, acquisition and other costs (7)	1.4	1.0	12.4	3.0
Stock-based compensation expense (8)	5.0	3.1	18.8	9.5
Adjusted EBITDA	$(5.4)	$(334.5)	$(450.9)	$(671.7)
(1)	During the three months ended September 30, 2020, the Company recorded goodwill non-cash impairment charges of $151.2 million and $5.6 million related to the enterprise fair value of the Domestic Theatres and International Theatres reporting units, respectively. The Company recorded non-cash impairment charges related to its long-lived assets of $28.1 million on 49 theatres in the U.S. markets with 527 screens which were related to property, net, operating lease right-of-use assets, net and other long-term assets and $0 million in the International markets during the three months ended September 30, 2020. The Company recorded non-cash impairment charges related to definite-lived intangible assets of $6.4 million in the Domestic Theatres reporting unit and indefinite-lived intangible assets of $4.5 million and $0.1 million related to the Odeon and Nordic trade names, respectively, in the International Theatres reporting unit during the three months ended September 30, 2020.

During the nine months ended September 30, 2020, the Company recorded goodwill non-cash impairment charges of $1,276.1 million and $625.0 million related to the enterprise fair values of the Domestic Theatres and International Theatres reporting units, respectively. During the nine months ended September 30, 2020, the Company recorded non-cash impairment charges related to its long-lived assets of $109.5 million on 75 theatres in the U.S. markets with 851 screens, which were related to property, net, operating lease right-of-use assets, net and other long-term assets and $9.9 million on 23 theatres in the International markets with 213 screens, which were related to property, net and operating lease right-of-use assets, net. The Company recorded non-cash impairment charges related to indefinite-lived intangible assets of $10.4 million and $2.5 million related to the Odeon and Nordic trade names, respectively, in the International Theatres reporting unit during the nine months ended September 30, 2020. The Company also recorded non-cash impairment charges of $14.4 million related to its definite-lived intangible assets in the Domestic Theatres reporting unit during the nine months ended September 30, 2020.

(2)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens, including the related accretion of interest, non-cash deferred digital equipment rent expense, and disposition of assets and other non-operating gains or losses included in operating expenses. The Company has excluded these items as they are non-cash in nature or are non-operating in nature.

(3)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. The Company believes including cash distributions is an appropriate reflection of the contribution of these investments to the Company’s operations.
(4)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of the Company’s equity in (earnings) loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where the Company holds a significant market share, the Company believes attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. The Company also provides services to these theatre operators including information technology systems, certain on-screen advertising services and the Company’s gift card and package ticket program.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2021	2020	2021	2020
Equity in (earnings) loss of non-consolidated entities	$(6.7)	$10.6	$(1.2)	$25.9
Less:
Equity in (earnings) loss of non-consolidated entities excluding International theatre joint ventures	(6.4)	8.7	(4.9)	23.0
Equity in earnings (loss) of International theatre joint ventures	0.3	(1.9)	(3.7)	(2.9)
Income tax provision (benefit)	0.2	—	0.1	(0.1)
Investment income	—	(0.4)	—	(0.6)
Interest expense	—	0.1	0.2	0.1
Depreciation and amortization	1.0	0.7	4.6	2.2
Other expense	—	0.1	0.2	0.4
Attributable EBITDA	$1.5	$(1.4)	$1.4	$(0.9)

(5)	Other expense during the three months ended September 30, 2021, included loss on debt extinguishment of $14.4 million, partially offset by foreign currency transaction gains of $(0.7) million. Other expense during the three months ended September 30, 2020, primarily related to a loss of $89.9 million for the fair value adjustment of the derivative liability related to the Convertible Notes due 2026, financing fees of $36.3 million related to debt modification, credit losses related to contingent lease guarantees of $6.1 million, a loss of $5.9 million for the fair value adjustment of the derivative asset related to the contingent call option related to the Class B common stock purchase and cancellation agreement, and foreign currency transaction losses of approximately $0.1 million.

During the nine months ended September 30, 2021, other expense primarily consisted of a loss on debt extinguishment of $14.4 million and financing fees of $1.0 million, partially offset by income related to contingent lease guarantees of $(5.7) million and foreign currency transaction gains of $(1.1) million. During the nine months ended September 30, 2020, other expense primarily related to a loss of $89.4 million for the fair value adjustment of the derivative liability related to the Convertible Notes due 2026, financing fees of $39.1 million related to debt modification, a loss of $19.6 million for the fair value adjustment of the derivative asset related to the contingent call option related to the Class B common stock purchase and cancellation agreement, and credit losses related to contingent lease guarantees of $15.3 million.

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

NOTE 11—COMMITMENTS AND CONTINGENCIES

The Company, in the normal course of business, is a party to various ordinary course claims from vendors (including food and beverage suppliers and film distributors), landlords, competitors, and other legal proceedings. If management believes that a loss arising from these actions is probable and can reasonably be estimated, the Company records the amount of the loss or the minimum estimated liability when the loss is estimated using a range and no point is more probable than another. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Management believes that the ultimate outcome of such matters discussed below, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations. However, litigation and claims are subject to inherent uncertainties and unfavorable outcomes can occur. An unfavorable outcome might include monetary damages. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the outcome occurs or in future periods.

On January 12, 2018 and January 19, 2018, two putative federal securities class actions, captioned Hawaii Structural Ironworkers Pension Trust Fund v. AMC Entertainment Holdings, Inc., et al., Case No. 1:18-cv-00299-AJN (the “Hawaii Action”), and Nichols v. AMC Entertainment Holdings, Inc., et al., Case No. 1:18-cv-00510-AJN (the “Nichols Action,” and together with the Hawaii Action, the “Actions”), respectively, were filed against the Company in the U.S. District Court for the Southern District of New York. The Actions, which name certain of the Company’s officers and directors and, in the case of the Hawaii Action, the underwriters of the Company’s February 8, 2017 secondary public offering, as defendants, assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) with respect to alleged material misstatements and omissions in the registration statement for the secondary public offering and in certain other public disclosures. On May 30, 2018, the court consolidated the Actions. On January 22, 2019, defendants moved to dismiss the Second Amended Class Action Complaint. On September 23, 2019, the court granted the motion to dismiss in part and denied it in part. On March 2, 2020, plaintiffs moved to certify the purported class. On March 30, 2021, the court granted the motion to certify the class. On September 2, 2021, the parties reached an agreement in principle to resolve the Actions for $18.0 million. The Company agreed to the settlement and the payment of the settlement amount to eliminate the distraction, burden, expense, and uncertainty of further litigation. The Company and the other defendants continue to expressly deny any liability or wrongdoing with respect to the matters alleged in the Actions. On November 1, 2021, the parties to the Actions signed a stipulation of settlement, which memorialized the terms of the agreement in principle, and which the plaintiffs filed with the court. Also on November 1, 2021, plaintiffs filed a motion to preliminarily approve the settlement. The settlement remains subject to notice to class members and is contingent upon final court approval.

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

On April 7, 2020, a stockholder derivative complaint, captioned Dinkevich v. Aron, et al., Case No. 1:20-cv-

02870-AJN (the “Dinkevich Action”), was filed in the U.S. District Court for the Southern District of New York. The Dinkevich Action asserts the same claims as the Manuel Action based on allegations substantially similar to the Actions, the Gantulga Action, the Kenna Action, and the Manuel Action. The parties filed a joint stipulation to stay the action, which was granted on June 25, 2020.

On September 23, 2021, a stockholder derivative complaint, captioned Lyon v. Aron, et al., Case No. 1:21-cv-07940-AJN (the “Lyon Action”), was filed in the U.S. District Court for the Southern District of New York against certain of the Company’s current and former officers and directors. The Lyon Action asserts claims for contribution and indemnification under the Exchange Act and for breaches of fiduciary duty, waste of corporate assets, and unjust enrichment/constructive trust based on allegations substantially similar to the Actions, the Gantulga Action, the Kenna Action, the Manuel Action, and the Dinkevich Action.

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

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2021	2020	2021	2020
Numerator:
Net loss for basic loss per share attributable to AMC Entertainment Holdings, Inc.	$(224.2)	$(905.8)	$(1,134.7)	$(3,643.3)
Net loss for diluted loss per share attributable to AMC Entertainment Holdings, Inc.	$(224.2)	$(905.8)	$(1,134.7)	$(3,643.3)

Denominator (shares in thousands):
Weighted average shares for basic loss per common share	513,330	107,695	465,139	105,428
Weighted average shares for diluted loss per common share	513,330	107,695	465,139	105,428
Basic loss per common share	$(0.44)	$(8.41)	$(2.44)	$(34.56)
Diluted loss per common share	$(0.44)	$(8.41)	$(2.44)	$(34.56)

Vested RSUs, PSUs, and SPSUs have dividend rights identical to the Company’s Class A common stock and are treated as outstanding shares for purposes of computing basic and diluted earnings per share. Unvested RSUs of 3,794,123 for both the three and nine months ended September 30, 2021 and unvested RSUs of 2,203,996 for both the three and nine months ended September 30, 2020 were not included in the computation of diluted loss per share because they would be anti-dilutive.

Unvested PSUs and SPSUs are subject to performance and market conditions, respectively, and are included in diluted earnings per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the Company’s 2013 Equity Incentive Plan if the end of the reporting period were the end of the contingency period. Unvested PSUs of 2,149,498 at certain performance targets for both the three and nine months ended September 30, 2021; unvested PSUs of 769,414 at certain performance targets for both the three and nine months ended September 30, 2020; unvested SPSUs of 1,156,656 at the minimum market condition for both the three and nine months ended September 30, 2021; and unvested SPSUs of 578,328 at the minimum market condition for both the three and nine months ended September 30, 2020, were not included in the computation of diluted loss per share because they would not be issuable if the end of the reporting period were the end of the contingency period or they would be anti-dilutive.

On January 29, 2021, the $600.0 million principal amount of the Company’s Convertible Notes due 2026 were converted into the Company’s Class A common stock at a conversion price of $13.51 per share and resulted in the issuance of 44,422,860 shares. For both the three and nine months ended September 30, 2020, the Company used the if-converted method for calculating any potential dilutive effect of the Convertible Notes due 2026. For the three and nine months ended September 30, 2020, the Company has not adjusted net loss to eliminate the interest expense of $7.8 million and $24.4 million, respectively, related to the Convertible Notes due 2026 in the computation of diluted loss per share because the effects would be anti-dilutive. For the three and nine months ended September 30, 2020, the Company has not adjusted net loss to eliminate other expense (income) of $89.9 million and $89.4 million, respectively, for the derivative liability related to the Convertible Notes due 2026 in the computation of diluted loss per share because the effects would be anti-dilutive. For the three and nine months ended September 30, 2020, the Company has not included in diluted weighted average shares of approximately 34.0 million and 32.5 million shares, respectively, issuable upon conversion as the effects would be anti-dilutive.

NOTE 13—SUPPLEMENTAL BALANCE SHEET INFORMATION

Accrued expenses and other liabilities consist of the following:

(In millions)	September 30, 2021	December 31, 2020
Accrued expenses and other liabilities:
Taxes other than income	$90.3	$86.6
Interest	98.2	31.4
Payroll and vacation	27.8	28.3
Current portion of casualty claims and premiums	7.8	6.7
Accrued bonus	41.6	0.6
Accrued licensing and variable rent	22.2	16.5
Current portion of pension	0.6	0.6
Group insurance reserve	3.3	3.0
Accrued tax payable	3.6	3.6
Other	97.9	80.5
	$393.3	$257.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10–Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “forecast,” “estimate,” “project,” “intend,” “plan,” “expect,” “should,” “believe” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Examples of forward-looking statements include statements we make regarding the impact of COVID-19, future attendance levels, the sufficiency of future cash flows, compliance with our debt covenants and our liquidity. These forward-looking statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions and speak only as of the date on which it is made. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	The risks and uncertainties relating to the sufficiency of our existing cash and cash equivalents and available borrowing capacity to comply with minimum liquidity and financial requirements under our debt covenants related to borrowings pursuant to the Senior Secured Revolving Credit Facility and Odeon Term Loan Facility, fund operations, and satisfy obligations including cash outflows for deferred rent and planned capital expenditures currently and through the next twelve months. In order to achieve net positive operating cash flows and long-term profitability, the Company believes it will need to increase attendance levels significantly from its current levels to achieve levels in line with pre-COVID-19 attendance. The Company believes the global re-opening of its theatres, the anticipated volume of titles available for theatrical release, and the anticipated broad appeal of many of those titles will support increased attendance levels. However, there remain significant risks that may negatively impact attendance levels, including a resurgence of COVID-19 related restrictions, potential movie-goer reluctance to attend theatres due to concerns about the COVID-19 variant strains, movie studios release schedules and direct to streaming or other changing movie studio practices. If we are unable to achieve significantly increased levels of attendance and operating revenues, we may be required to obtain additional liquidity. If such additional liquidity were not realized or insufficient, we likely would seek an in-court or out-of-court restructuring of our liabilities, and in the event of such future liquidation or bankruptcy proceeding, holders of our common stock and other securities would likely suffer a total loss of their investment;

●	the impact of the COVID-19 variant strains on us, the motion picture exhibition industry, and the economy in general, including our response to the COVID-19 variant strains related to suspension of operations at our theatres, personnel reductions and other cost-cutting measures and measures to maintain necessary liquidity and increases in expenses relating to precautionary measures at our facilities to protect the health and well-being of our customers and employees;

●	risks and uncertainties relating to our significant indebtedness, including our borrowings and our ability to meet our financial maintenance and other covenants;

●	shrinking exclusive theatrical release windows;

●	certain covenants in the agreements that govern our indebtedness may limit our ability to take advantage of certain business opportunities and limit or restrict our ability to pay dividends;

●	risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges;

●	risks relating to motion picture production and performance;

●	our lack of control over distributors of films;

●	intense competition in the geographic areas in which we operate;

●	increased use of alternative film delivery methods including premium video on demand or other forms of entertainment;

●	general and international economic, political, regulatory, social and financial market conditions, inflation, and other risks, including the effects of the exit of the United Kingdom from the European Union;

●	limitations on the availability of capital or poor financial results may prevent us from deploying strategic initiatives;

●	our ability to achieve expected synergies, benefits and performance from our strategic initiatives;

●	our ability to refinance our indebtedness on terms favorable to us or at all;

●	our ability to optimize our theatre circuit through new construction, the transformation of our existing theatres, and strategically closing underperforming theatres may be subject to delay and unanticipated costs;

●	AMC Stubs® A-List may not meet anticipated revenue projections, which could result in a negative impact upon operating results;

●	failures, unavailability or security breaches of our information systems;

●	our ability to utilize interest expense deductions may be limited annually due to Section 163(j) of the Tax Cuts and Jobs Act of 2017;

●	our ability to recognize interest deduction carryforwards, net operating loss carryforwards and other tax attributes to reduce our future tax liability;

●	our ability to recognize certain international deferred tax assets which currently do not have a valuation allowance recorded;

●	impact of the elimination of the calculation of USD LIBOR rates on our contracts indexed to USD LIBOR:

●	review by antitrust authorities in connection with acquisition opportunities;

●	risks relating to the incurrence of legal liability, including costs associated with the ongoing securities class action lawsuits;

●	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;

●	increased costs in order to comply or resulting from a failure to comply with governmental regulation, including the General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”) and pending future domestic privacy laws and regulations;

●	supply chain disruptions may negatively impact our operating results;

●	the dilution caused by recent and potential future sales of our Class A common stock could adversely affect the market price of the Class A common stock;

●	the market price and trading volume of our shares of Class A common stock has been and may continue to be volatile, and purchasers of our securities could incur substantial losses;

●	future offerings of debt, which would be senior to our Class A common stock for purposes of distributions or upon liquidation, could adversely affect the market price of our Class a common stock;

●	geopolitical events, including the threat of terrorism or cyber-attacks, or widespread health emergencies, such as the novel coronavirus or other pandemics or epidemics, causing people to avoid our theatres or other public places where large crowds are in attendance;

●	anti-takeover protections in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage or prevent a takeover of our Company, even if an acquisition would be beneficial to our stockholders;

●	an issuance of preferred stock could dilute the voting power of the common stockholders and adversely affect the market value of our Class A common stock; and

●	other risks referenced from time to time in filings with the SEC.

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

Readers are urged to consider these factors carefully in evaluating the forward-looking statements. For further information about these and other risks and uncertainties as well as strategic initiatives, see Item 1A. “Risk Factors” of this Form 10-Q, Item 1. “Business” in our Annual Report on Form 10–K for the year ended December 31, 2020, and our other public filings.

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

As of March 31, 2021, we operated at 585 domestic theatres with limited seating capacities, representing approximately 99% of our domestic theatres. As of June 30, 2021, we operated 593 domestic theatres, representing approximately 100% of our domestic theatres with remaining seating capacity restrictions winding down throughout the quarter. As of September 30, 2021, we operated 596 domestic theatres representing essentially 100% of our domestic theatres. Total revenues for the U.S. markets increased $490.6 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and increased $325.6 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

As of March 31, 2021, we operated at 97 international theatres, with limited seating capacities, representing approximately 27% of our international theatres. As of June 30, 2021, we operated 335 international theatres with limited seating capacities, representing approximately 95% of our international theatres. The majority of international theatre operations were suspended for the first two months of the second quarter of 2021 due to a COVID-19 resurgence and did not reopen until early June 2021. At September 30, 2021, we operated 351 international theatres representing approximately 99% of our international theatres. Total revenues for the International markets increased $153.1 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and decreased $49.3 million for the nine months ended September 30, 2021 compared to the nine months ended

September 30, 2020.

Consolidated revenues increased $643.7 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and increased $276.3 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Overview

AMC is the world’s largest theatrical exhibition company and an industry leader in innovation and operational excellence. We operate theatres in 12 countries, including the U.S., Europe and Saudi Arabia.

Our theatrical exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues is generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs® customer loyalty program, rental of theatre auditoriums, income from gift card and exchange ticket sales, and online ticketing fees. As of September 30, 2021, we owned, operated or had interests in 951 theatres and 10,604 screens.

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

As we continue our recovery from the impacts of the COVID-19 pandemic on our business, our aggregate attendance levels remain significantly behind pre-pandemic levels. However, for the first time since 2019, substantially all of our worldwide theatres were open for the entirety of the third quarter of 2021. The following are recent developments regarding box office performance during that timeframe:

●	Labor Day weekend 2021 set a new pre-pandemic admissions revenue record surpassing the previous admissions revenue record set during Labor Day weekend 2013. In addition to the admissions revenue record, the Labor Day weekend marks the first time since the beginning of COVID-19 that attendance during a weekend in 2021 exceeded the same weekend in 2019. Greatly contributing to this success, Shang-Chi and the Legend of the Ten Rings opened to reported industry admissions revenues of $94.7 million for its domestic opening weekend;
●	Following the box office success of Shang-Chi and the Legend of the Ten Rings, Disney Media & Entertainment Distribution announced plans for exclusive theatrical release windows for the remainder of its 2021 theatrical movies;
●	The reported $90 million domestic opening weekend industry admissions revenues for Venom: Let There Be Carnage makes it the second-biggest ever domestic opening of an October movie in cinema history;
●	The 25th James Bond movie, No Time to Die, set ticket sales records in the International markets; for example, Saturday one-day ticket admissions revenue in the United Kingdom was the highest for any Bond movie ever since the franchise was launched back in 1962; and
●	October 2021 ticket admission revenues at both our domestic and international theatre locations were the highest of any month since the COVID-19 pandemic caused the temporary closure of theatres in March 2020.

Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor’s films in any given year. Our results of operations may vary significantly from quarter to quarter and from year to year based on the timing and popularity of film releases.

Movie Screens

The following table provides detail with respect to digital delivery, 3D enabled projection, large screen formats, such as IMAX® and our proprietary Dolby Cinema™, other Premium Large Format (“PLF”) screens, enhanced food and beverage offerings and our premium seating as deployed throughout our circuit:

	U.S. Markets		International Markets
	Number of	Number of	Number of	Number of
	Screens As of	Screens As of	Screens As of	Screens As of
Format	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
IMAX®	186	188	38	35
Dolby CinemaTM	153	150	7	5
Other Premium Large Format ("PLF")	57	54	75	73
Dine-in theatres	729	713	13	8
Premium seating	3,394	3,305	552	505

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

Recliner seating is the key feature of theatre renovations. We believe that maximizing comfort and convenience for our customers will be increasingly necessary to maintain and improve our relevance. These renovations, in conjunction with capital contributions from our landlords, involve stripping theatres to their basic structure in order to replace finishes throughout, upgrading the sight and sound experience, installing modernized points of sale and, most importantly, replacing traditional theatre seats with plush, electric recliners that allow customers to deploy a leg rest and fully recline at the push of a button. As of December 31, 2019, prior to the COVID-19 pandemic, the quality improvement in the customer experience could drive a 33% increase in attendance, on average, at these locations in their first year post-renovation. These increases will only continue post-COVID-19 pandemic if attendance returns to normalized pre-COVID-19 levels. Upon reopening a remodeled theatre, we typically increase the ticket price to reflect the enhanced consumer experience.

As of September 30, 2021, in our U.S. markets, we featured recliner seating in approximately 350 U.S. theatres, including Dine-in-Theatres, totaling approximately 3,394 screens and representing 43.5% of total U.S. screens. In our International markets, as of September 30, 2021, we had recliner seating in approximately 87 International theatres, totaling approximately 552 screens and representing 19.7% of total International screens.

Open-source internet ticketing makes our AMC seats (approximately 1.1 million as of September 30, 2021) in all our U.S. theatres and auditoriums, for all our showtimes as available as possible, on as many websites as possible. Our tickets are currently on sale either directly or through mobile apps, at our own website and mobile apps and other third-party ticketing vendors.

Food and beverage sales are our second largest source of revenue after box office admissions. We offer enhanced food and beverage products that include meals, healthy snacks, premium liquor, beer and wine options, and other gourmet products. Our long-term growth strategy calls for investment across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage menu improvements to the expansion of our dine-in theatre brand. As a result of the COVID-19 pandemic, we have streamlined our concession menus to focus on our best-selling products and expanded cashless transactions technology through the deployment of mobile ordering across all brands, all in an effort to reduce the number of touch-points between guests and employees. We have also upgraded our Coca Cola Freestyle beverage software to allow guests to dispense drinks without the need to utilize the machine’s touch screen using the Coca-Cola Freestyle app.

Our MacGuffins Bar and Lounges (“MacGuffins”) give us an opportunity to engage our legal age customers. As of September 30, 2021, we offer alcohol in approximately 343 AMC theatres in the U.S. markets and 241 theatres in our International markets and continue to explore expansion globally.

Loyalty Programs and Other Marketing

In our U.S. markets, we begin the process of engagement with AMC Stubs® our customer loyalty program, which allows members to earn rewards, receive discounts and participate in exclusive members-only offerings and services. It features a traditional paid tier called AMC Stubs Premiere™ for a $15 annual membership fee and a non-paid tier called AMC Stubs Insider™. Both programs reward loyal guests for their patronage of AMC theatres. Rewards earned are redeemable on future purchases at AMC locations.

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

AMC Stubs® A-List is our monthly subscription-based tier of our AMC Stubs® loyalty program. This program offers guests admission to movies at AMC up to three times per week including multiple movies per day and repeat visits to already seen movies for $19.95 to $23.95 per month depending upon geographic market. AMC Stubs® A-List also includes premium offerings including IMAX®, Dolby Cinema™ at AMC, RealD, Prime and other proprietary PLF brands. AMC Stubs® A-List members can book tickets on-line in advance and select specific seats at AMC Theatres with reserved seating. Upon the temporary suspension of theatre operations due to the COVID-19 pandemic, all monthly A-List subscription charges were put on hold. As we reopened theatres, A-List members had the option to reactivate their subscription, which restarted the monthly charge for the program. Starting in July of 2021, all A-List monthly subscriptions were automatically reactivated.

As of September 30, 2021, we had more than 24,300,000 member households enrolled in AMC Stubs® A-List, AMC Stubs Premiere™ and AMC Stubs Insider™ programs, combined. Our AMC Stubs® members represented approximately 43.3% of AMC U.S. markets attendance as of September 30, 2021. Our large database of identified movie-goers also provides us with additional insight into our customers’ movie preferences. This enables us to have a larger, more personalized and targeted marketing effort.

In our International markets, we currently have loyalty programs in the major territories in which we operate. The movie-goers can earn points for spending money at the theatre, and those points can be redeemed for tickets and concession items at a later date. We currently have more than 11,900,000 members in our various International loyalty programs. We are currently evaluating the Odeon loyalty programs to determine how best to reward our European movie-goers and heighten guest loyalty to drive additional attendance to Odeon theatres.

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

We recorded impairment charges primarily related to long-lived assets and definite lived intangible assets of $34.5 million and $133.8 million during the three and nine months ended September 30, 2020, respectively. No impairment charges were recorded during the three and nine months ended September 30, 2021. There are a number of estimates and significant judgments that are made by management in performing these impairment evaluations. Such judgments and estimates include estimates of future attendance, revenues, rent relief, cost savings, cash flows, capital expenditures, and the cost of capital, among others. Attendance is expected to be significantly below historical levels for the first several months following reopening but is expected to increase as customers become more comfortable with the experience. We believe we have used reasonable and appropriate business judgments. There is considerable management judgment with respect to cash flow estimates and appropriate discount rates to be used in determining fair value, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy. These estimates determine whether impairments have been incurred, and quantify the amount of any related impairment charge. Given the nature of our business and our recent history, future impairments are possible and they may be material, based upon business conditions that are constantly changing and the competitive business environment in which we operate.

During the three months ended September 30, 2020, we recorded non-cash impairment of long-lived assets of $28.1 million on 49 theatres in the U.S. markets with 527 screens (in Alabama, California, Colorado, Florida, Illinois, Indiana, Iowa, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New Hampshire, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Wisconsin, and Wyoming) and $0 million in the International markets. During the nine months ended September 30, 2020, we recorded non-cash impairment charges of long-lived assets of $109.5 million on 75 theatres in the U.S. markets with 851 screens (in Alabama, Arkansas, California, Colorado, District of Columbia, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Massachusetts, Michigan, Minnesota, Missouri, Montana, Nebraska, New Hampshire, New Jersey, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Washington, Wisconsin and Wyoming) and $9.9 million on 23 theatres in the International markets with 213 screens (in Germany, Italy, Spain, UK and Sweden). During the three and nine months ended September 30, 2020, we recorded impairment losses related to definite-lived intangible assets of $6.4 million and $14.4 million, respectively. In addition, during the three and nine months ended September 30, 2020, the Company recorded an impairment loss of $0 million and $7.2 million, respectively, within investment expense (income), related to equity interest investments without a readily determinable fair value accounted for under the cost method.

We first assessed the qualitative factors to determine whether the existence of events and circumstances indicated that it was more likely than not the fair value amounts of any indefinite-lived intangible assets were less than their carrying amounts and concluded it was not more likely than not that the fair value amounts were less than their carrying amounts. At September 30, 2020 and March 31, 2020, we performed a quantitative impairment evaluation of its indefinite-lived intangible assets related to the AMC, Odeon and Nordic trade names. We recorded impairment charges of $4.5 million and $0.1 million related to the Odeon and Nordic trade names, respectively, during the three months ended September 30, 2020. During the nine months ended September 30, 2020, we recorded impairment charges of $10.4 million and $2.5 million related to the Odeon and Nordic trade names, respectively. No impairment charges were recorded related to the AMC trade name for the three and nine months ended September 30, 2020. To estimate fair value of our indefinite-lived trade names, we employed a derivation of the Income Approach known as the Royalty Savings Method. The Royalty Savings Method values an intangible asset by estimating the royalties saved through ownership of the asset. We applied royalty rates of 0.5% for AMC and Odeon trade names and 1.0% for Nordic to the related theatre revenues on an after-tax basis using effective tax rates. Related cash flows were discounted at 12.5% for AMC and 14.0% for Odeon and Nordic. There was no impairment charge of indefinite-lived intangible assets during the three and nine months ended September 30, 2021.

Goodwill. We evaluate the goodwill recorded at our two reporting units (Domestic Theatres and International Theatres) for impairment annually as of the beginning of the fourth fiscal quarter or more frequently as specific events or circumstances dictate. In accordance with ASC 350-20-35-30, we performed an assessment to determine whether there were any events or changes in circumstances that would warrant an interim ASC 350 impairment analysis as of March 31, 2021. Based on increases in our enterprise market capitalization from December 31, 2020 to March 31, 2021, from December 31, 2020 to June 30, 2021, and from December 31, 2020 to September 30, 2021 we performed a qualitative impairment test to evaluate whether it is more likely than not that the fair value of our two reporting units is less than their respective carrying amounts as of March 31, 2021, June 30, 2021, and September 30, 2021, respectively. We concluded that it is not more likely than not that the fair value of our two reporting units have been reduced below their respective carrying amounts. As a result, we concluded that interim quantitative impairment tests as of March 31, 2021, June 30, 2021, and September 30, 2021 were not required.

The Step 1 quantitative goodwill impairment test was performed at March 31, 2020 and September 30, 2020 due to a decline in the common stock price and prices of the Company’s corporate borrowings and the resulting impact on market capitalization, which were two of several factors considered when making this evaluation, including the sustained declines during 2020 in our enterprise market capitalization and the temporary suspension of operations at all of our theatres on or before March 17, 2020 due to the COVID-19 pandemic. At March 31, 2020, the enterprise fair values of the Domestic Theatres and International Theatres reporting units were less than their carrying values and goodwill impairment charges of $1,124.9 million and $619.4 million, respectively, were recorded as of March 31, 2020 for our Domestic Theatres and International Theatres reporting units. At September 30, 2020, the enterprise fair values of the Domestic Theatres and International Theatres reporting units were less than their carrying values and goodwill impairment charges of $151.2 million and $5.6 million, respectively, were recorded as of September 30, 2020 for our Domestic Theatres and International Theatres reporting units.

Significant Events

Class A common stock issuance. In December of 2020 and the first half of 2021, we entered into equity distribution agreements with sales agents to sell up to 241.6 million shares of our Class A common stock, par value $0.01 per share, through “at-the-market” offering programs. During the nine months ended September 30, 2021, we raised gross proceeds of approximately $1,611.8 million related to the “at-the-market” offering programs and paid fees to the sales agents of approximately $40.3 million and other fees of $0.8 million. We intend to use the net proceeds from the sale of the Class A common stock pursuant to the equity distribution agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness or working capital, capital expenditures and other investments. The gross proceeds raised from the “at-the-market” sale of Class A common stock during the nine months ended September 30, 2021 are summarized in the table below:

"At-the-market" Equity Distribution Agreement Dates	Sales Agents	Number of Class A common stock shares sold (in millions)	Gross Proceeds (in millions)
December 11, 2020	Goldman Sachs & Co. LLC and B. Riley Securities, Inc. (1)	137.07	$352.6
January 25, 2021	Goldman Sachs & Co. LLC and B. Riley Securities, Inc.	50.0	244.3
April 27, 2021	Goldman Sachs & Co. LLC, B. Riley Securities, Inc. and Citigroup Global Markets Inc.	43.0	427.5
June 3, 2021	B. Riley Securities, Inc. and Citigroup Global Markets Inc.	11.55	587.4
	Total	241.62	$1,611.8
(1)	On December 11, 2020, we entered into an equity distribution agreement with Goldman Sachs & Co. LLC and B. Riley Securities, Inc., as sales agents to sell up to 178.0 million shares of our Class A common stock, of which approximately 40.93 million shares of our Class A common stock were sold and settled during December 2020 and approximately 137.07 million shares of our Class A common stock were sold and settled during the nine months ended September 30, 2021.

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

Baltics’ theatre sale. On August 28, 2020, we entered into an agreement to sell our equity interest in Forum Cinemas OU, which consisted of nine theatres located in the Baltics’ region (Latvia, Lithuania and Estonia) and was included in our International markets reportable segment. The completion of the sale took place in several steps and was contingent upon clearance from each regulatory competition council in each country. In October 2020, we completed the divestiture of our equity interest in Latvia. In February 2021, we received cash consideration for the remaining equity interest in Estonia of $3.8 million (€3.2 million), net of cash of $0.3 million. In May 2021, we received cash consideration of $31.4 million (€26.2 million), net of cash of $0.1 million and transaction costs of $0.3 million, which completed the sale of our remaining 51% equity interest in Lithuania and eliminated our noncontrolling interest in Forum Cinemas OU. Accrued transaction costs of $1.0 million were paid during the three months ended September 30, 2021. We recorded the net gain from the sale of our equity interest in Forum Cinemas OU of $0 million and $5.5 million (net of transaction costs of $2.6 million) in investment expense (income), during the three and nine months ended September 30, 2021, respectively.

Operating Results

The following table sets forth our consolidated revenues, operating costs and expenses.

	Three Months Ended			Nine Months Ended
	September 30,	September 30,		September 30,	September 30,
(In millions)	2021	2020	% Change	2021	2020	% Change
Revenues
Admissions	$425.1	$62.9	* %	$727.6	$631.8	15.2%
Food and beverage	265.2	29.1	* %	476.8	317.6	50.1%
Other theatre	72.9	27.5	* %	151.8	130.5	16.3%
Total revenues	763.2	119.5	* %	1,356.2	1,079.9	25.6%
Operating Costs and Expenses
Film exhibition costs	176.5	26.6	* %	297.4	298.5	(0.4)%
Food and beverage costs	42.9	8.8	* %	78.9	66.7	18.3%
Operating expense, excluding depreciation and amortization below	321.5	192.1	67.4%	747.4	663.8	12.6%
Rent	214.9	214.3	0.3%	612.5	676.2	(9.4)%
General and administrative:
Merger, acquisition and other costs	1.4	1.0	40.0%	12.4	3.0	* %
Other, excluding depreciation and amortization below	47.5	32.7	45.3%	153.7	91.3	68.3%
Depreciation and amortization	103.7	123.5	(16.0)%	323.5	365.7	(11.5)%
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill	—	195.9	* %	—	2,047.8	* %
Operating costs and expenses	908.4	794.9	14.3%	2,225.8	4,213.0	(47.2)%
Operating loss	(145.2)	(675.4)	(78.5)%	(869.6)	(3,133.1)	(72.2)%
Other expense (income):
Other expense (income)	(11.7)	125.0	* %	(71.8)	145.3	* %
Interest expense:
Corporate borrowings	88.7	82.8	7.1%	328.3	233.7	40.5%
Finance lease obligations	1.2	1.4	(14.3)%	4.0	4.5	(11.1)%
Non-cash NCM exhibitor service agreement	9.4	10.1	(6.9)%	28.7	30.1	(4.7)%
Equity in (earnings) loss of non-consolidated entities	(6.7)	10.6	* %	(1.2)	25.9	* %
Investment expense (income)	—	(4.1)	* %	(8.3)	4.0	* %
Total other expense, net	80.9	225.8	(64.2)%	279.7	443.5	(36.9)%
Net loss before income taxes	(226.1)	(901.2)	(74.9)%	(1,149.3)	(3,576.6)	(67.9)%
Income tax provision (benefit)	(1.9)	4.6	* %	(13.9)	66.7	* %
Net loss	(224.2)	(905.8)	(75.2)%	(1,135.4)	(3,643.3)	(68.8)%
Less: Net loss attributable to noncontrolling interests	—	—	* %	(0.7)	—	* %
Net loss attributable to AMC Entertainment Holdings, Inc.	$(224.2)	$(905.8)	(75.2)%	$(1,134.7)	$(3,643.3)	(68.9)%

*     Percentage change in excess of 100%

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Operating Data:	2021	2020	2021	2020
Screen additions	2	21	53	34
Screen acquisitions	78	14	140	14
Screen dispositions	37	185	139	399
Construction openings (closures), net	9	14	7	7
Average screens (1)	10,151	4,022	8,601	4,318
Number of screens operated	10,575	8,776	10,575	8,776
Number of theatres operated	947	788	947	788
Total number of circuit screens	10,604	10,697	10,604	10,697
Total number of circuit theatres	951	958	951	958
Screens per theatre	11.2	11.2	11.2	11.2
Attendance (in thousands) (1)	39,999	6,503	68,864	67,098
(1)	Includes consolidated theatres only and excludes screens offline due to construction and temporary suspension of operations as consequence of the COVID-19 pandemic.

Segment Operating Results

The following table sets forth our revenues, operating costs and expenses by reportable segment.

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(In millions)	2021	2020	2021	2020	2021	2020
Revenues
Admissions	$293.2	$18.4	$131.9	$44.5	$425.1	$62.9
Food and beverage	197.8	10.5	67.4	18.6	265.2	29.1
Other theatre	46.9	18.4	26.0	9.1	72.9	27.5
Total revenues	537.9	47.3	225.3	72.2	763.2	119.5
Operating Costs and Expenses
Film exhibition costs	126.7	9.5	49.8	17.1	176.5	26.6
Food and beverage costs	28.4	4.4	14.5	4.4	42.9	8.8
Operating expense	231.1	122.6	90.4	69.5	321.5	192.1
Rent	160.8	157.2	54.1	57.1	214.9	214.3
General and administrative expense:
Merger, acquisition and other costs	1.3	0.7	0.1	0.3	1.4	1.0
Other, excluding depreciation and amortization below	29.7	19.2	17.8	13.5	47.5	32.7
Depreciation and amortization	78.4	91.6	25.3	31.9	103.7	123.5
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill	—	185.6	—	10.3	—	195.9
Operating costs and expenses	656.4	590.8	252.0	204.1	908.4	794.9
Operating loss	(118.5)	(543.5)	(26.7)	(131.9)	(145.2)	(675.4)
Other expense (income):
Other expense (income)	13.6	132.2	(25.3)	(7.2)	(11.7)	125.0
Interest expense:
Corporate borrowings	68.9	81.5	19.8	1.3	88.7	82.8
Finance lease obligations	0.2	0.3	1.0	1.1	1.2	1.4
Non-cash NCM exhibitor service agreement	9.4	10.1	—	—	9.4	10.1
Equity in (earnings) loss of non-consolidated entities	(6.1)	8.4	(0.6)	2.2	(6.7)	10.6
Investment income	—	(4.1)	—	—	—	(4.1)
Total other expense (income), net	86.0	228.4	(5.1)	(2.6)	80.9	225.8
Net loss before income taxes	(204.5)	(771.9)	(21.6)	(129.3)	(226.1)	(901.2)
Income tax provision (benefit)	(2.3)	6.2	0.4	(1.6)	(1.9)	4.6
Net loss	(202.2)	(778.1)	(22.0)	(127.7)	(224.2)	(905.8)
Less: net loss attributable to noncontrolling interests	—	—	—	—	—	—
Net loss attributable to AMC Entertainment Holdings, Inc.	$(202.2)	$(778.1)	$(22.0)	$(127.7)	$(224.2)	$(905.8)

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2021	2020	2021	2020	2021	2020
Segment Operating Data:
Screen additions	—	—	2	21	2	21
Screen acquisitions	72	14	6	—	78	14
Screen dispositions	20	167	17	18	37	185
Construction openings (closures), net	8	12	1	2	9	14
Average screens (1)	7,668	2,237	2,483	1,785	10,151	4,022
Number of screens operated	7,784	6,103	2,791	2,673	10,575	8,776
Number of theatres operated	596	467	351	321	947	788
Total number of circuit screens	7,796	7,826	2,808	2,871	10,604	10,697
Total number of circuit theatres	597	600	354	358	951	958
Screens per theatre	13.1	13.0	7.9	8.0	11.2	11.2
Attendance (in thousands) (1)	26,698	1,964	13,301	4,539	39,999	6,503
(1)	Includes consolidated theatres only and excludes screens offline due to construction and temporary suspension of operations as consequence of the COVID-19 pandemic.

	U.S. Markets		International Markets		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(In millions)	2021	2020	2021	2020	2021	2020
Revenues
Admissions	$552.2	$407.5	$175.4	$224.3	$727.6	$631.8
Food and beverage	386.2	227.1	90.6	90.5	476.8	317.6
Other theatre	111.5	89.7	40.3	40.8	151.8	130.5
Total revenues	1,049.9	724.3	306.3	355.6	1,356.2	1,079.9
Operating Costs and Expenses
Film exhibition costs	231.1	208.2	66.3	90.3	297.4	298.5
Food and beverage costs	57.2	42.6	21.7	24.1	78.9	66.7
Operating expense	560.2	453.9	187.2	209.9	747.4	663.8
Rent	452.3	496.4	160.2	179.8	612.5	676.2
General and administrative expense:
Merger, acquisition and other costs	8.5	2.7	3.9	0.3	12.4	3.0
Other	105.7	50.3	48.0	41.0	153.7	91.3
Depreciation and amortization	243.6	275.0	79.9	90.7	323.5	365.7
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill	—	1,399.9	—	647.9	—	2,047.8
Operating costs and expenses	1,658.6	2,929.0	567.2	1,284.0	2,225.8	4,213.0
Operating loss	(608.7)	(2,204.7)	(260.9)	(928.4)	(869.6)	(3,133.1)
Other expense (income):
Other expense (income)	10.2	157.8	(82.0)	(12.5)	(71.8)	145.3
Interest expense:
Corporate borrowings	281.6	230.2	46.7	3.5	328.3	233.7
Finance lease obligations	0.6	1.0	3.4	3.5	4.0	4.5
Non-cash NCM exhibitor service agreement	28.7	30.1	—	—	28.7	30.1
Equity in (earnings) loss of non-consolidated entities (1)	(4.9)	21.7	3.7	4.2	(1.2)	25.9
Investment expense (income)	(2.8)	4.1	(5.5)	(0.1)	(8.3)	4.0
Total other expense (income), net	313.4	444.9	(33.7)	(1.4)	279.7	443.5
Net loss before income taxes	(922.1)	(2,649.6)	(227.2)	(927.0)	(1,149.3)	(3,576.6)
Income tax provision (benefit)	(10.2)	7.7	(3.7)	59.0	(13.9)	66.7
Net loss	(911.9)	(2,657.3)	(223.5)	(986.0)	(1,135.4)	(3,643.3)
Less: net loss attributable to noncontrolling interests	—	—	(0.7)	—	(0.7)	—
Net loss attributable to AMC Entertainment Holdings, Inc.	$(911.9)	$(2,657.3)	$(222.8)	$(986.0)	$(1,134.7)	$(3,643.3)

	U.S. Markets		International Markets		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2021	2020	2021	2020	2021	2020
Segment Operating Data:
Screen additions	31	11	22	23	53	34
Screen acquisitions	134	14	6	—	140	14
Screen dispositions	43	305	96	94	139	399
Construction openings (closures), net	6	12	1	(5)	7	7
Average screens (1)	7,222	2,965	1,379	1,353	8,601	4,318
Number of screens operated	7,784	6,103	2,791	2,673	10,575	8,776
Number of theatres operated	596	467	351	321	947	788
Total number of circuit screens	7,796	7,826	2,808	2,871	10,604	10,697
Total number of circuit theatres	597	600	354	358	951	958
Screens per theatre	13.1	13.0	7.9	8.0	11.2	11.2
Attendance (in thousands) (1)	50,738	41,633	18,126	25,465	68,864	67,098
(1)	Includes consolidated theatres only and excludes screens offline due to construction and temporary suspension of operations as consequence of the COVID-19 pandemic.

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

During the three months ended September 30, 2021, Adjusted EBITDA in the U.S. markets was $(30.1) million compared to $(259.1) million during the three months ended September 30, 2020. The year-over-year improvement was primarily due to the decreased net loss driven by an increase in attendance as a result of the reopening of theatres that had been temporarily closed due to the COVID-19 pandemic, the release of new films, lifting of seating restrictions, and the increase in cash distributions from equity method investees, partially offset by increases in operating expenses due to the increase in attendance, increases in rent expense, and increases in general and administrative expense. During the three months ended September 30, 2021, Adjusted EBITDA in the International markets was $24.7 million compared to $(75.4) million during the three months ended September 30, 2020. The year-over-year improvement was primarily due to the decreased net loss driven by an increase in attendance as a result of the reopening of theatres that had been temporarily closed due to the COVID-19 pandemic, the release of new films, increases in governmental assistance for COVID-19, increases in cash distributions and attributable EBITDA from equity method investees, and decreases in rent, partially offset by increases in operating expenses due to the increase in attendance and increases in general and administrative expense. During the three months ended September 30, 2021, Adjusted EBITDA in the U.S. markets and International markets was $(5.4) million compared to $(334.5) million during the three months ended September 30, 2020, driven by the aforementioned factors impacting Adjusted EBITDA.

During the nine months ended September 30, 2021, Adjusted EBITDA in the U.S. markets was $(348.5) million compared to $(504.5) million during the nine months ended September 30, 2020. The year-over-year improvement was primarily due to the decreased net loss driven by an increase in attendance as a result of the reopening of theatres that had been temporarily closed due to the COVID-19 pandemic, lifting of seating restrictions, increases in governmental assistance for COVID-19, and decreases in rent expense, partially offset by increases in operating expenses due to the increase in attendance, increases in general and administrative expense, and decreases in cash distributions from equity method investees. During the nine months ended September 30, 2021, Adjusted EBITDA in the International markets was $(102.4) million compared to $(167.2) million during the nine months ended September 30, 2020. The year-over-year improvement was primarily due to increases in governmental assistance for COVID-19, decreases in operating expenses due to the decrease in attendance largely attributable to the limited or temporary suspension of operations as a consequence of the COVID-19 pandemic and decreases in rent, partially offset by the decrease in revenues due to the decrease in attendance and increases in general and administrative expense. During the nine months ended September 30, 2021, Adjusted EBITDA in the U.S. markets and International markets was $(450.9) million compared to $(671.7) million during the nine months ended September 30, 2020, driven by the aforementioned factors impacting Adjusted EBITDA.

The following tables set forth our Adjusted EBITDA by reportable operating segment and our reconciliation of Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Adjusted EBITDA (In millions)	2021	2020	2021	2020
U.S. markets	$(30.1)	$(259.1)	$(348.5)	$(504.5)
International markets	24.7	(75.4)	(102.4)	(167.2)
Total Adjusted EBITDA	$(5.4)	$(334.5)	$(450.9)	$(671.7)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2021	2020	2021	2020
Net loss	$(224.2)	$(905.8)	$(1,135.4)	$(3,643.3)
Plus:
Income tax provision (benefit)	(1.9)	4.6	(13.9)	66.7
Interest expense	99.3	94.3	361.0	268.3
Depreciation and amortization	103.7	123.5	323.5	365.7
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill (1)	—	195.9	—	2,047.8
Certain operating expense (income) (2)	(0.3)	1.8	(2.0)	2.4
Equity in (earnings) loss of non-consolidated entities	(6.7)	10.6	(1.2)	25.9
Cash distributions from non-consolidated entities (3)	6.1	3.7	6.4	17.4
Attributable EBITDA (4)	1.5	(1.4)	1.4	(0.9)
Investment expense (income)	—	(4.1)	(8.3)	4.0
Other expense (5)	13.7	138.5	8.6	163.5
Other non-cash rent benefit (6)	(3.0)	(0.2)	(22.2)	(1.7)
General and administrative — unallocated:
Merger, acquisition and other costs (7)	1.4	1.0	12.4	3.0
Stock-based compensation expense (8)	5.0	3.1	18.8	9.5
Adjusted EBITDA	$(5.4)	$(334.5)	$(450.9)	$(671.7)
(1)	During the three months ended September 30, 2020, we recorded goodwill non-cash impairment charges of $151.2 million and $5.6 million related to the enterprise fair value of the Domestic Theatres and International Theatres reporting units, respectively. We recorded non-cash impairment charges related to our long-lived assets of $28.1 million on 49 theatres in the U.S. markets with 527 screens which were related to property, net, operating lease right-of-use assets, net and other long-term assets and $0 million in the International markets during the three months ended September 30, 2020. We recorded non-cash impairment charges related to definite-lived intangible assets of $6.4 million in the Domestic Theatres reporting unit and indefinite-lived intangible assets of $4.5 million and $0.1 million related to the Odeon and Nordic trade names, respectively, in the International Theatres reporting unit during the three months ended September 30, 2020.

During the nine months ended September 30, 2020, we recorded goodwill non-cash impairment charges of $1,276.1 million and $625.0 million related to the enterprise fair values of the Domestic Theatres and International Theatres reporting units, respectively. During the nine months ended September 30, 2020, we recorded non-cash impairment charges related to our long-lived assets of $109.5 million on 75 theatres in the U.S. markets with 851 screens, which were related to property, net, operating lease right-of-use assets, net and other long-term assets and $9.9 million on 23 theatres in the International markets with 213 screens, which were related to property, net and operating lease right-of-use assets, net. We recorded non-cash impairment charges related to indefinite-lived intangible assets of $10.4 million and $2.5 million related to the Odeon and Nordic trade names, respectively, in the International Theatres reporting unit during the nine months ended September 30, 2020. We also recorded non-cash impairment charges of $14.4 million related to our definite-lived intangible assets in the Domestic Theatres reporting unit during the nine months ended September 30, 2020.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2021	2020	2021	2020
Equity in (earnings) loss of non-consolidated entities	$(6.7)	$10.6	$(1.2)	$25.9
Less:
Equity in (earnings) loss of non-consolidated entities excluding International theatre joint ventures	(6.4)	8.7	(4.9)	23.0
Equity in earnings (loss) of International theatre joint ventures	0.3	(1.9)	(3.7)	(2.9)
Income tax provision (benefit)	0.2	—	0.1	(0.1)
Investment income	—	(0.4)	—	(0.6)
Interest expense	—	0.1	0.2	0.1
Depreciation and amortization	1.0	0.7	4.6	2.2
Other expense	—	0.1	0.2	0.4
Attributable EBITDA	$1.5	$(1.4)	$1.4	$(0.9)

(5)	Other expense during the three months ended September 30, 2021, included loss on debt extinguishment of $14.4 million, partially offset by foreign currency transaction gains of $(0.7) million. Other expense during the three months ended September 30, 2020, primarily related to a loss of $89.9 million for the fair value adjustment of the derivative liability related to the Convertible Notes due 2026, financing fees of $36.3 million related to debt modification, credit losses related to contingent lease guarantees of $6.1 million, a loss of $5.9 million for the fair value adjustment of the derivative asset related to the contingent call option related to the Class B common stock purchase and cancellation agreement, and foreign currency transaction losses of approximately $0.1 million.

During the nine months ended September 30, 2021, other expense primarily consisted of a loss on debt extinguishment of $14.4 million and financing fees of $1.0 million, partially offset by income related to contingent lease guarantees of $(5.7) million and foreign currency transaction gains of $(1.1) million. During the nine months ended September 30, 2020, other expense primarily related to a loss of $89.4 million for the fair value adjustment of the derivative liability related to the Convertible Notes due 2026, financing fees of $39.1 million related to debt modification, a loss of $19.6 million for the fair value adjustment of the derivative asset related to the contingent call option related to the Class B common stock purchase and cancellation agreement, and credit losses related to contingent lease guarantees of $15.3 million.

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

Segment Information

Our historical results of operations for the three and nine months ended September 30, 2021 and September 30, 2020 reflect the results of operations for our two Theatrical Exhibition reportable segments, U.S. markets and International markets.

Results of Operations— For the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Condensed Consolidated Results of Operations

Revenues. Total revenues increased $643.7 million from $119.5 million to $763.2 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Admissions revenues increased $362.2 million from $62.9 million to $425.1 million, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to an increase in attendance from 6.5 million patrons to 40.0 million patrons and a 9.9% increase in average ticket price. The increase in attendance was primarily due to the fact that operations at our theatres in U.S. markets and International markets were temporarily suspended during most of the third quarter of 2020 as a result of the COVID-19 pandemic which also resulted in fewer new films released in the prior year. As discussed above, by the start of the second quarter of 2021, we had resumed operations at nearly all of our domestic theatres and at certain of our International theatres, and during the second quarter of 2021, seating capacity restrictions continued to be lifted at U.S. theatre locations and we continued to resume operations at International theatre locations. The increase in average ticket price was primarily due to strategic pricing initiatives put in place over the prior year, lower frequency on our A-List subscription program and on our AMC Stubs program, partially offset by loyalty program discounts and a decrease in foreign currency translation rates.

Food and beverage revenues increased $236.1 million from $29.1 million to $265.2 million, during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to the increase in attendance and increase in food and beverage per patron. Food and beverage per patron increased 48.3% from $4.47 to $6.63 due to several contributing factors, including increases in units sold per transaction, an increase in dine-in percentages and mobile orders along with price increases, partially offset by a decrease in foreign currency translation rates.

Total other theatre revenues increased $45.4 million from $27.5 million to $72.9 million, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to increases in ticket fees, income from gift cards and package tickets and screen advertising due to the increase in attendance partially offset by decreases in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased $113.5 million, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to the increase in attendance and an increase in average screens operated, partially offset by a decrease in impairment charges of $195.9 million and decrease in foreign currency translation rates. Film exhibition costs increased $149.9 million from $26.6 million to $176.5 million, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 41.5% for the three months ended September 30, 2021 and 42.3% during the three months ended September 30, 2020.

Food and beverage costs increased $34.1 million from $8.8 million to $42.9 million, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 16.2% for the three months ended September 30, 2021 and 30.2% during the three months ended September 30, 2020. Food and beverage costs included $3.2 million of charges for obsolete inventory during the three months ended September 30, 2020, due to the suspension of theatre operations.

As a percentage of revenues, operating expense was 42.1% during the three months ended September 30, 2021and not meaningful during the three months ended September 30, 2020 due to the low levels of attendance in the prior year. Rent expense increased 0.3%, or $0.6 million, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases and rent obligations of approximately $375.9 million that have been deferred to the fourth quarter of 2021 and future years as of September 30, 2021.

Merger, acquisition and other costs. Merger, acquisition and other costs were $1.4 million during the three months ended September 30, 2021 compared to $1.0 million during the three months ended September 30, 2020, primarily due to increases in legal and professional costs related to strategic contingent planning.

Other. Other general and administrative expense increased 45.3% or $14.8 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to increases in bonus expense and stock-based compensation expense due to improvements in expected annual performance compared to annual targets and the modification and acceleration of vesting of awards during the current and prior year and increases in salaries and insurance costs. See Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased 16.0% or $19.8 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to lower depreciation expense on theatres impaired in calendar 2019 and 2020 and the decrease in foreign currency translation rates.

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

We performed a quantitative impairment evaluation of our indefinite-lived intangible assets as of September 30, 2020 related to the AMC, Odeon and Nordic tradenames and recorded impairment charges of $4.5 million and $0.1 million related to Odeon and Nordic tradenames, respectively, during the three months ended September 30, 2020. In addition, we performed a quantitative impairment evaluation of our definite-lived intangible assets as of September 30, 2020, and recorded impairment charge of $6.4 million.

We performed a quantitative impairment evaluation of our goodwill as of September 30, 2020 and recorded impairment charges of $151.2 million and $5.6 million during the three months ended September 30, 2020 for our Domestic Theatres and International Theatres reporting units, respectively.

Other expense (income). Other income of $11.7 million during the three months ended September 30, 2021 was primarily due to $25.1 million in government assistance related to COVID-19 offset by a loss on extinguishment of $14.4 million related to the redemption of $35.0 million principal amount of 15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026. Other expense of $125.0 million during the three months ended September 30, 2020 was primarily due to third party expenses of $36.3 million related to the restructuring of our debt, the increase in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2026 of $89.9 million, the decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $5.9 million, and estimated credit losses related to contingent lease guarantees of $6.1 million, partially offset by international government assistance related to COVID-19 of $13.5 million. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense.

Interest expense. Interest expense increased $5.0 million to $99.3 million for the three months ended

September 30, 2021 compared to $94.3 million during the three months ended September 30, 2020 primarily due to:

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

  Equity in (earnings) loss of non-consolidated entities. Equity in (earnings) loss of non-consolidated entities was ($6.7) million for the three months ended September 30, 2021 compared to $10.6 million for the three months ended September 30, 2020. The decrease in equity in loss of $17.3 million was primarily due to decreases in equity in losses from DCIP of $13.5 million.

Investment income. Investment income was $0 million for the three months ended September 30, 2021 compared to investment income of $4.1 million for the three months ended September 30, 2020.

Income tax provision (benefit). The income tax provision (benefit) was $(1.9) million and $4.6 million for the three months ended September 30, 2021 and September 30, 2020, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $224.2 million and $905.8 million during the three months ended September 30, 2021 and September 30, 2020, respectively. Net loss during the three months ended September 30, 2021 compared to net loss for the three months ended September 30, 2020 was positively impacted by the increase in attendance as a result of an increase in new film releases in connection with the reopening of theatres in the current year that had been temporarily closed due to the COVID-19 pandemic and lifting of seating restrictions, decreases in impairment of long-lived assets, decreases in depreciation and amortization expense, decreases in other expense and decreases in equity losses in non-consolidated entities, decreases in income tax provision and decreases in foreign currency exchange rates, partially offset by higher interest expense and general and administrative costs and lower investment income.

Theatrical Exhibition–U.S. Markets

 Revenues. Total revenues increased $490.6 million from $47.3 million to $537.9 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Admissions revenues increased $274.8 million from $18.4 million to $293.2 million, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to an increase in attendance from 2.0 million patrons to 26.7 million patrons and a 17.2% increase in average ticket price. The increase in attendance was primarily due to the fact that operations at our theatres in U.S. markets were temporarily suspended during most of the third quarter of 2020 as a result of the COVID-19 pandemic, which also resulted in fewer new films released in the prior year. As discussed above, by the start of the second quarter of 2021, we had resumed operations at nearly all of our domestic theatres and during the second quarter of 2021, seating capacity restrictions continued to be lifted at U.S. theatre locations. The increase in average ticket price was primarily due to strategic pricing initiatives put in place over the prior year, lower frequency on our A-List subscription program and on our AMC Stubs program, partially offset by loyalty program discounts.

Food and beverage revenues increased $187.3 million from $10.5 million to $197.8 million, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to the increases in attendance and an increase in food and beverage revenues per patron. Food and beverage per patron increased 38.5% from $5.35 to $7.41 due to several contributing factors, including increases in units sold per transaction and an increase in dine-in percentages and mobile orders along with price increases.

Total other theatre revenues increased $28.5 million from $18.4 million to $46.9 million, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to increases in ticket fees, income from gift cards and package tickets and screen advertising due to the increase in attendance.

Operating costs and expenses. Operating costs and expenses increased $65.6 million, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to the increase in attendance and an increase in average screens operated partially offset by a decrease in impairment charges of $185.6 million. Film exhibition costs increased $117.2 million from $9.5 million to $126.7 million, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 43.2% for the three months ended September 30, 2021 and 51.6% during the three months ended September 30, 2020. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in lower grossing films and library content in the current year, which typically results in lower film exhibition costs.

Food and beverage costs increased $24.0 million from $4.4 million to $28.4 million, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 14.4% for the three months ended September 30, 2021 and 41.9% during the three months ended September 30, 2020. Food and beverage costs included $3.2 million of charges for obsolete inventory during the three months ended September 30, 2020, due to the suspension of theatre operations.

As a percentage of revenues, operating expense was 43.0% during the three months ended September 30, 2021 and not meaningful during the three months ended September 30, 2020 due to the low levels of attendance in the prior year. Rent expense increased 2.3%, or $3.6 million, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases and rent obligations of approximately $292.8 million that have been deferred to the fourth quarter of 2021 and future years as of September 30, 2021.

Merger, acquisition and other costs. Merger, acquisition and other costs were $1.3 million during the three months ended September 30, 2021 compared to $0.7 million during the three months ended September 30, 2020, primarily due to increases in legal and professional costs related to strategic contingent planning.

Other. Other general and administrative expense increased 54.7% or $10.5 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to increases in bonus expense and stock-based compensation expense due to improvements in expected annual performance compared to annual targets and the modification and acceleration of vesting of awards during the current and prior year and increases in insurance costs. See Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased 14.4% or $13.2 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to lower depreciation expense on theatres impaired in calendar 2019 and 2020.

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

Other expense. Other expense was $13.6 million during the three months ended September 30, 2021 due primarily to a loss on extinguishment of $14.4 million related to the redemption of $35.0 million principal amount of 15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026. Other expense of $132.2 million during the three months ended September 30, 2020 was primarily due to third party expenses of $36.3 million related to the restructuring of our debt, the increase in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2026 of $89.9 million and the decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $5.9 million. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense.

Interest expense. Interest expense decreased $13.4 million to $78.5 million for the three months ended September 30, 2021 compared to $91.9 million during the three months ended September 30, 2020, primarily due to:

●	a reduction in the effective interest rate from 6.37% to 4.46% on $2,017.5 million aggregate principal amount of our senior subordinated notes exchanged for $1,462.3 million aggregate principal amount of second lien notes on July 31, 2020;
●	the extinguishment of $104.5 million of Second Lien Notes due 2026 on December 14, 2020 in exchange for common shares;
●	the conversion of $600.0 million 2.95% Convertible Notes due 2026 to 44,422,860 Class A common shares on January 27, 2021;
●	the borrowings under revolving credit facilities of approximately $212.1 million during the three months ended March 31, 2020 that remained outstanding until March 2021;
●	a decline in interest rates related to borrowings under the Senior Secured Term Loan due 2026; and
●	the repayment in March 2021 of $212.2 million under the Senior Secured Revolving Credit Facility,

partially offset by:

●	the issuance of $300 million of 10.5% First Lien Notes due 2026 on July 31, 2020; and
●	the issuance of $100 million of 15%/17% Cash/PIK/Toggle First Lien Notes due 2026 on January 15, 2021.

See Note 6—Corporate Borrowings and Finance Lease Obligations in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about our indebtedness.

 Equity in (earnings) loss of non-consolidated entities. Equity in (earnings) loss of non-consolidated entities was ($6.1) million for the three months ended September 30, 2021 compared to $8.4 million for the three months ended September 30, 2020. The decrease in equity in loss of $14.5 million was primarily due to decreases in equity in losses from DCIP of $13.5 million.

Investment income. Investment income was $0.0 million for the three months ended September 30, 2021 compared to investment income of $4.1 million for the three months ended September 30, 2020.

Income tax provision (benefit). The income tax provision (benefit) was ($2.3) million and $6.2 million for the three months ended September 30, 2021 and September 30, 2020, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $202.2 million and $778.1 million during the three months ended September 30, 2021 and September 30, 2020, respectively. Net loss during the three months ended September 30, 2021 compared to net loss for the three months ended September 30, 2020 was positively impacted by the increase in attendance as a result of an increase in new film releases in connection with the reopening of theatres in the current year that had been temporarily closed due to the COVID-19 pandemic and lifting of seating restrictions, decreases in impairment of long-lived assets, decreases in depreciation and amortization expense, decreases in other expense, decreases in equity losses in non-consolidated entities and decreases in income tax provision, partially offset by higher interest expense and general and administrative costs, higher rent expense and lower investment income.

Theatrical Exhibition - International Markets

 Revenues. Total revenues increased $153.1 million from $72.2 million to $225.3 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Admissions revenues increased $87.4 million from $44.5 million to $131.9 million, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to an increase in attendance from 4.5 million patrons to 13.3 million patrons. The increase in attendance was primarily due to the fact that operations at our theatres in International markets were temporarily suspended during most of the third quarter of 2020 as a result of the COVID-19 pandemic which also resulted in fewer new films released in the prior year. As discussed above, by the start of the second quarter of 2021, we had resumed operations at certain of our International theatres and during the second quarter of 2021 we continued to resume operations at International theatre locations.

Food and beverage revenues increased $48.8 million from $18.6 million to $67.4 million, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to the increase in attendance. Food and beverage per patron increased 23.7% from $4.10 to $5.07 due to the minimal volumes of attendance year-over-year reflecting an increase in average purchase per patron, partially offset by the decrease in foreign currency translation rates.

Total other theatre revenues increased $16.9 million from $9.1 million to $26.0 million, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to increases in ticket fees, income from gift cards and package tickets and screen advertising due to the increase in attendance partially offset by decreases in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased $47.9 million, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to the increase in attendance and an increase in average screens operated partially offset by a decrease in foreign currency translation rates. Film exhibition costs increased $32.7 million from $17.1 million to $49.8 million, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 37.8% for the three months ended September 30, 2021 and 38.4% during the three months ended September 30, 2020.

Food and beverage costs increased $10.1 million from $4.4 million to $14.5 million, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 21.5% for the three months ended September 30, 2021 and 23.7% during the three months ended September 30, 2020.

As a percentage of revenues, operating expense was 40.1% during the three months ended September 30, 2021and not meaningful during the three months ended September 30, 2020 due to the low levels of attendance in the prior year. Rent expense decreased 5.3%, or $3.0 million, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases and rent obligations of approximately $83.1 million that have been deferred to the fourth quarter of 2021 and future years as of September 30, 2021.

Merger, acquisition and other costs. Merger, acquisition and other costs were $0.1 million during the three months ended September 30, 2021 compared to $0.3 million during the three months ended September 30, 2020, primarily due to increases in legal and professional costs related to strategic contingent planning.

Other. Other general and administrative expense increased 31.9% or $4.3 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to increases in bonus expense due to improvements in expected annual performance compared to annual targets. See Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased 20.7% or $6.6 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to lower depreciation expense on theatres impaired in calendar 2019 and 2020 and the decrease in foreign currency translation rates.

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

Other income. Other income of $25.3 million during the three months ended September 30, 2021 was primarily due to $24.7 million in government assistance related to COVID-19. Other income of $7.2 million during the three months ended September 30, 2020 was primarily due to government assistance related to COVID-19 of $13.5 million, partially offset by estimated credit losses related to contingent lease guarantees of $6.1 million. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other income.

Interest expense. Interest expense increased $18.4 million to $20.8 million for the three months ended September 30, 2021 compared to $2.4 million during the three months ended September 30, 2020, primarily due to:

●	the issuance of £140.0 million and €296.0 million 10.75%/11.25% Cash/PIK Term Loans due 2023 on February 19, 2021,

partially offset by:

●	the borrowings under revolving credit facilities of approximately $113.6 million during the three months ended March 31, 2020 that remained outstanding until February and March 2021; and
●	the repayment of £89.7 million and €12.8 million outstanding amounts under the Odeon revolver on February 19, 2021.

See Note 6—Corporate Borrowings and Finance Lease Obligations in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about our indebtedness.

Equity in (earnings) loss of non-consolidated entities. Equity in (earnings) loss of non-consolidated entities was ($0.6) million for the three months ended September 30, 2021 compared to $2.2 million for the three months ended September 30, 2020.

Investment income. Investment income was $0 million for the three months ended September 30, 2021 and September 30, 2020.

Income tax provision (benefit). The income tax provision (benefit) was $0.4 million and ($1.6) million for the three months ended September 30, 2021 and September 30, 2020, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $22.0 million and $127.7 million during the three months ended September 30, 2021 and September 30, 2020, respectively. Net loss during the three months ended September 30, 2021 compared to net loss for the three months ended September 30, 2020 was positively impacted by the increase in attendance as a result of an increase in new film releases in connection with the reopening of theatres in the current year that had been temporarily closed due to the COVID-19 pandemic and lifting of seating restrictions, decreases in impairment of long-lived assets, decreases in depreciation and amortization expense, decreases in rent expense, increases in other income and decreases in equity losses in non-consolidated entities and decreases in foreign currency exchange rates, partially offset by higher interest expense, higher general and administrative costs and lower income tax benefit.

Results of Operations— For the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Condensed Consolidated Results of Operations

Revenues. Total revenues increased 25.6%, or $276.3 million, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Admissions revenues increased 15.2%, or $95.8 million, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to a 2.6% increase in attendance and a 12.2% increase in average ticket price. The increase in attendance was primarily due to the COVID-19 pandemic impact on the prior year which resulted in the temporary suspension of operations at our theatres in U.S. markets and International markets, deterred customers from attending our theatres when we resumed operations, and prompted film distributors to delay or alternatively distribute films. The increase in average ticket price was primarily due to strategic pricing initiatives put in place over the prior year, increases in IMAX and Premium content and lower frequency on our A-List subscription program, partially offset by loyalty program discounts and a decrease in foreign currency translation rates.

Food and beverage revenues increased 50.1%, or $159.2 million, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to the increase in food and beverage per patron and the increase in attendance. Food and beverage per patron increased 46.3% from $4.73 to $6.92 due to several contributing factors including increases in units sold per transaction and increases in the percentage of patrons making purchases due to higher child percentages, private theatre rentals, an increase in dine-in percentages, mobile orders along with price increases and reduced loyalty program penetration, partially offset by a decrease in foreign currency translation rates.

Total other theatre revenues increased 16.3%, or $21.3 million, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to increases in ticket fees, income from gift cards and package tickets and screen advertising due to the increase in attendance, partially offset by decreases in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses decreased $1,987.2 million, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the $2,047.8 million impairment of long-lived assets charge recorded during the nine months ended September 30, 2020 and the decrease in foreign currency translation rates. Film exhibition costs decreased 0.4%, or $1.1 million, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. As a percentage of admissions revenues, film exhibition costs were 40.9% for the nine months ended September 30, 2021 and 47.2% for the nine months ended September 30, 2020. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in lower grossing films and library content in the current year, which typically results in lower film exhibition costs and library content.

Food and beverage costs increased 18.3%, or $12.2 million, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 16.5% for the nine months ended September 30, 2021 and 21.0% for the nine months ended September 30, 2020. Food and beverage costs included $10.4 million of charges for obsolete inventory during the nine months ended September 30, 2020 due to the suspension of theatre operations.

As a percentage of revenues, operating expense was 55.1% for the nine months ended September 30, 2021 and 61.5% for the nine months ended September 30, 2020. Rent expense decreased 9.4%, or $63.7 million, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due primarily to cash rent abatements from landlords, declines in deferred rent expense due to the impairment of right-of-use assets in calendar 2019 and 2020, and theatre closures and the decrease in foreign currency translation rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases and rent obligations of approximately $375.9 million that have been deferred to the fourth quarter of 2021 and future years as of September 30, 2021.

Merger, acquisition and other costs. Merger, acquisition and other costs were $12.4 million during the nine months ended September 30, 2021 compared to $3.0 million during the nine months ended September 30, 2020, primarily due to increases in legal and professional costs related to strategic contingent planning.

Other. Other general and administrative expense increased 68.3% or $62.4 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to increases in bonus expense and stock-based compensation expense as a result of improvements in expected annual performance compared to annual targets and the modification and acceleration of vesting of awards during the current and prior year and increases in insurance costs and professional expenses. See Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased 11.5% or $42.2 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to lower depreciation expense on theatres impaired in calendar 2019 and 2020 and the decrease in foreign currency translation rates.

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

Other expense (income). Other income of $71.8 million during the nine months ended September 30, 2021 was primarily due to $79.7 million in government assistance related to COVID-19 and estimated credit income of $5.7 million related to contingent lease guarantees, partially offset by a loss on extinguishment of $14.4 million related to the redemption of $35.0 million principal amount of 15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026 and $1.0 million of financing fees related to the write-off of unamortized deferred charges on the Odeon revolver. Other expense of $145.3 million during the nine months ended September 30, 2020 was primarily due to third party expenses of $39.1 million related to the restructuring of our debt, the increase in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2026 of $89.4 million, the decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $19.6 million, estimated credit losses related to contingent lease guarantees of $15.3 million, partially offset by international government assistance related to COVID-19 of $17.9 million. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense increased $92.7 million to $361.0 million for the nine months ended September 30, 2021 compared to $268.3 million during the nine months ended September 30, 2020, primarily due to:

●	the issuance of $500 million of 10.5% First Lien Notes due 2025 on April 24, 2020;
●	the issuance of $300 million of 10.5% First Lien Notes due 2026 on July 31, 2020;
●	the issuance of $100 million of 15%/17% Cash/PIK/Toggle First Lien Notes due 2026 on January 15, 2021;
●	the conversion of $600.0 million 2.95% Convertible Notes due 2026 to 44,422,860 Class A common shares on January 27, 2021 that resulted in the write-off to interest expense of $70.0 million of unamortized discount and deferred charges at the date of conversion following the guidance in ASC 815-15-40-1; and
●	the issuance of £140.0 million and €296.0 million 10.75%/11.25% Cash/PIK Term Loans due 2023 on February 19, 2021,

partially offset by:

●	a reduction in the effective interest rate from 6.37% to 4.46% on $2,017.5 million aggregate principal amount of our senior subordinated notes exchanged for $1,462.3 million aggregate principal amount of second lien notes on July 31, 2020;
●	the extinguishment of $104.5 million of Second Lien Notes due 2026 on December 14, 2020 in exchange for common shares;
●	borrowings under revolving credit facilities of approximately $325.1 million during the nine months ended September 30, 2020 that remained outstanding until February and March 2021;
●	the repayment of £89.7 million and €12.8 million outstanding amounts under the Odeon revolver on February 19, 2021;
●	a decline in interest rates related to borrowings under the Senior Secured Term Loan due 2026; and
●	the repayment in March 2021 of $212.2 million under the Senior Secured Revolving Credit Facility.

See Note 6—Corporate Borrowings and Finance Lease Obligations in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about our indebtedness.

 Equity in (earnings) loss of non-consolidated entities. Equity in (earnings) loss of non-consolidated entities was ($1.2) million for the nine months ended September 30, 2021 compared to $25.9 million for the nine months ended September 30, 2020. The decrease in equity in loss of $27.1 million was primarily due to decreases in equity in losses from DCIP of $25.2 million, partially offset by decreases in equity earnings on other investments of $2.0 million.

Investment (income) expense. Investment income was ($8.3) million for the nine months ended September 30, 2021 compared to investment expense of $4.0 million for the nine months ended September 30, 2020. Investment income includes a gain on sale of the Baltics of $5.5 million during the nine months ended September 30, 2021. Investment expense includes an impairment charge of $7.2 million related to an investment, partially offset by a payment of $3.7 million under the NCM tax receivable agreement during the nine months ended September 30, 2020.

Income tax provision (benefit). The income tax provision (benefit) was ($13.9) million and $66.7 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. The decrease in income tax expense is primarily due to the recording of International valuation allowances against deferred tax assets held in Spain of $40.1 million and Germany of $33.1 million during the nine months ended September 30, 2020. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $1,135.4 million and $3,643.3 million during the nine months ended September 30, 2021 and September 30, 2020, respectively. Net loss during the nine months ended September 30, 2021 compared to net loss for the nine months ended September 30, 2020 was positively impacted by the increase in attendance as a result of an increase in new film releases in connection with the reopening of theatres in the current year that had been temporarily closed due to the COVID-19 pandemic and lifting of seating restrictions, decreases in impairment of long-lived assets, decreases in depreciation and amortization expense, decreases in rent expense, increases in other income, decreases in equity losses in non-consolidated entities, increases in investment income, decreases in income tax provision and decreases in foreign currency exchange rates, partially offset by higher interest expense and higher general and administrative costs.

Theatrical Exhibition–U.S. Markets

Revenues. Total revenues increased 45.0%, or $325.6 million, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Admissions revenues increased 35.5%, or $144.7 million, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to a 21.9% increase in attendance and a 11.2% increase in average ticket price. The increase in attendance was primarily due to the COVID-19 pandemic impact on the prior year, which resulted in the temporary suspension of operations at our theatres in U.S. markets, deterred customers from attending our theatres when we resumed operations, and prompted film distributors to delay or alternatively distribute films. The increase in average ticket price was primarily due to strategic pricing initiatives put in place over the prior year and increases in IMAX and Premium content and lower frequency on our A-List subscription program.

Food and beverage revenues increased 70.1%, or $159.1 million, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to the increase in food and beverage per patron and the increase in attendance. Food and beverage per patron increased 39.6% from $5.45 to $7.61 due to several contributing factors including increases in units sold per transaction and increases in the percentage of patrons making purchases due to higher child percentages, private theatre rentals, an increase in dine-in percentages, mobile orders along with price increases and reduced loyalty program penetration.

Total other theatre revenues increased 24.3%, or $21.8 million, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to increases in ticket fees, income from gift cards and package tickets and screen advertising due to the increase in attendance.

Operating costs and expenses. Operating costs and expenses decreased $1,270.4 million, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to the $1,399.9 million impairment of long-lived assets charge recorded during the nine months ended September 30, 2020. Film exhibition costs increased 11.0%, or $22.9 million, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to the increase in admissions revenues, partially offset by a decrease in film exhibition costs as a percentage of admissions revenues. As a percentage of admissions revenues, film exhibition costs were 41.9% for the nine months ended September 30, 2021 and 51.1% for the nine months ended September 30, 2020. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in lower grossing films and library content in the current year, which typically results in lower film exhibition costs.

Food and beverage costs increased 34.3%, or $14.6 million, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 14.8% for the nine months ended September 30, 2021 and 18.8% for the nine months ended September 30, 2020. Food and beverage costs included $7.2 million of charges for obsolete inventory during the nine months ended September 30, 2020 due to the suspension of theatre operations.

As a percentage of revenues, operating expense was 53.4% for the nine months ended September 30, 2021 and 62.7% for the nine months ended September 30, 2020. Rent expense decreased 8.9%, or $44.1 million, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due primarily to cash rent abatements from landlords, declines in deferred rent expense due to the impairment of right-of-use assets in calendar 2019 and 2020, and theatre closures. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases and rent obligations of approximately $292.8 million that have been deferred to the fourth quarter of 2021 and future years as of September 30, 2021.

Merger, acquisition and other costs. Merger, acquisition and other costs were $8.5 million during the nine months ended September 30, 2021 compared to $2.7 million during the nine months ended September 30, 2020, primarily due to increases in legal and professional costs related to strategic contingent planning.

Other. Other general and administrative expense increased 110.1% or $55.4 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to increases in bonus expense and stock-based compensation expense as a result of improvements in expected annual performance compared to annual targets and the modification and acceleration of vesting of awards during the current and prior year and increases in insurance costs and professional expenses. See Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased 11.4% or $31.4 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to lower depreciation expense on theatres impaired in calendar 2019 and 2020.

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

Other expense. Other expense of $10.2 million during the nine months ended September 30, 2021 was primarily due to a loss on extinguishment of $14.4 million related to the redemption of $35.0 million principal amount of 15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026, partially offset by $4.6 million in government assistance related to COVID-19. Other expense of $157.8 million during the nine months ended September 30, 2020 was primarily due to third party expenses of $39.1 million related to the restructuring of our debt, the increase in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2026 of $89.4 million, the decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $19.6 million and estimated credit losses related to contingent lease guarantees of $9.2 million. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense.

Interest expense. Interest expense increased $49.6 million to $310.9 million for the nine months ended September 30, 2021 compared to $261.3 million during the nine months ended September 30, 2020, primarily due to:

●	the issuance of $500 million of 10.5% First Lien Notes due 2025 on April 24, 2020;
●	the issuance of $300 million of 10.5% First Lien Notes due 2026 on July 31, 2020;
●	the issuance of $100 million of 15%/17% Cash/PIK/Toggle First Lien Notes due 2026 on January 15, 2021; and
●	the conversion of $600.0 million 2.95% Convertible Notes due 2026 to 44,422,860 Class A common shares on January 27, 2021 that resulted in the write-off to interest expense of $70.0 million of unamortized discount and deferred charges at the date of conversion following the guidance in ASC 815-15-40-1, partially offset by:

●	a reduction in the effective interest rate from 6.37% to 4.46% on $2,017.5 million aggregate principal amount of our senior subordinated notes exchanged for $1,462.3 million aggregate principal amount of second lien notes on July 31, 2020;
●	the extinguishment of $104.5 million of Second Lien Notes due 2026 on December 14, 2020 in exchange for common shares;
●	borrowings under revolving credit facilities of approximately $212.2 million during the three months ended March 31, 2020 that remained outstanding until March 2021;
●	a decline in interest rates related to borrowings under the Senior Secured Term Loan due 2026; and
●	the repayment in March 2021 of $212.2 million under the Senior Secured Revolving Credit Facility.

See Note 6—Corporate Borrowings and Finance Lease Obligations in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about our indebtedness.

Equity in (earnings) loss of non-consolidated entities. Equity in (earnings) loss of non-consolidated entities was ($4.9) million for the nine months ended September 30, 2021 compared to $21.7 million for the nine months ended September 30, 2020. The decrease in equity in loss of $26.6 million was primarily due to decreases in equity in losses from DCIP of $25.2 million and decreases in equity losses on other investments of $1.4 million.

Investment (income) expense. Investment income was ($2.8) million for the nine months ended September 30, 2021 compared to investment expense of $4.1 million for the nine months ended September 30, 2020. Investment expense includes impairment charges of $7.2 million related to investments, partially offset by a payment of $3.7 million under the NCM tax receivable agreement during the nine months ended September 30, 2020.

Income tax provision (benefit). The income tax provision (benefit) was ($10.2) million and $7.7 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $911.9 million and $2,657.3 million during the nine months ended September 30, 2021 and September 30, 2020, respectively. Net loss during the nine months ended September 30, 2021 compared to net loss for the nine months ended September 30, 2020 was positively impacted by the increase in attendance as a result of an increase in new film releases in connection with the reopening of theatres in the current year that had been temporarily closed due to the COVID-19 pandemic and lifting of seating restrictions, decreases in impairment of long-lived assets, decreases in depreciation and amortization expense, decreases in rent expense decreases in other expense, decreases in equity losses in non-consolidated entities, increases in investment income, decreases in income tax provision, partially offset by higher interest expense and higher general and administrative costs.

Theatrical Exhibition - International Markets

Revenues. Total revenues decreased 13.9%, or $49.3 million, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Admissions revenues decreased 21.8%, or $48.9 million, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to a 28.8% decrease in attendance, partially offset by a 9.9% increase in average ticket price. The decrease in attendance was primarily due to the COVID-19 pandemic which resulted in the temporary suspension of operations at our theatres in International markets, deterred customers from attending our theatres when we resumed operations, and prompted film distributors to delay or alternatively distribute films. The increase in average ticket price includes the impact of the decrease in foreign currency translation rates and reflects minimal volumes of attendance.

Food and beverage revenues increased $0.1 million, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to the increase in food and beverage per patron. Food and beverage per patron increased 40.8% from $3.55 to $5.00 due to the minimal volumes of attendance year-over-year reflecting an increase in average purchase per patron, partially offset by the decrease in foreign currency translation rates.

Total other theatre revenues decreased 1.2%, or $0.5 million, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Operating costs and expenses. Operating costs and expenses decreased $716.8 million, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to a $647.9 million impairment of long-lived assets charge recorded during the nine months ended September 30, 2020 and a decrease in foreign currency translation rates. Film exhibition costs decreased 26.6%, or $24.0 million, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 37.8% for the nine months ended September 30, 2021 and 40.3% for the nine months ended September 30, 2020. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in lower grossing films in the current year, which typically results in lower film exhibition costs and library content.

Food and beverage costs decreased 10.0%, or $2.4 million, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 24.0% for the nine months ended September 30, 2021 and 26.6% for the nine months ended September 30, 2020. Food and beverage costs included $3.2 million of charges for obsolete inventory during the nine months ended September 30, 2020 due to the suspension of theatre operations.

As a percentage of revenues, operating expense was 61.1% for the nine months ended September 30, 2021 and 59.0% for the nine months ended September 30, 2020. Rent expense decreased 10.9%, or $19.6 million, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due primarily to cash rent abatements from landlords, declines in deferred rent expense due to the impairment of right-of-use assets in calendar

2019 and 2020, and theatre closures, and the decrease in foreign currency translation rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases and rent obligations of approximately $83.1 million that have been deferred to the fourth quarter of 2021 and future years as of September 30, 2021.

Merger, acquisition and other costs. Merger, acquisition and other costs were $3.9 million during the nine months ended September 30, 2021 compared to $0.3 million during the nine months ended September 30, 2020, primarily due to increases in legal and professional costs related to strategic planning.

Other. Other general and administrative expense increased 17.1% or $7.0 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to increases in bonus expense and stock-based compensation expense as a result of improvements in expected annual performance compared to annual targets and the modification and acceleration of vesting of awards during the current and prior year, partially offset by decreases in foreign currency translation rates. See Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased 11.9% or $10.8 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to lower depreciation expense on theatres impaired in calendar 2019 and 2020 and the decrease in foreign currency translation rates.

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

Other income. Other income of $82.0 million during the nine months ended September 30, 2021 was primarily due to $75.1 million in government assistance related to COVID-19 and estimated credit income of $6.0 million related to contingent lease guarantees. Other income of $12.5 million during the nine months ended September 30, 2020 was primarily due to the international government assistance related to COVID-19 of $17.9 million, partially offset by estimated credit losses related to contingent lease guarantees of $6.1 million See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense increased $43.1 million to $50.1 million for the nine months ended September 30, 2021 compared to $7.0 million during the nine months ended September 30, 2020, primarily due to:

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

Equity in loss of non-consolidated entities. Equity in loss of non-consolidated entities was $3.7 million for the nine months ended September 30, 2021 compared to $4.2 million for the nine months ended September 30, 2020.

Investment (income) expense. Investment income was ($5.5) million for the nine months ended September

30, 2021 compared to investment income of ($0.1) million for the nine months ended September 30, 2020. Investment income includes a gain on sale of the Baltics of $5.5 million during the nine months ended September 30, 2021.

Income tax provision (benefit). The income tax provision (benefit) was ($3.7) million and $59.0 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. The decrease in income tax expense is primarily due to the recording of International valuation allowances against deferred tax assets held in Spain of $40.1 million and Germany of $33.1 million during the nine months ended September 30, 2020. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $223.5 million and $986.0 million during the nine months ended September 30, 2021 and September 30, 2020, respectively. Net loss during the nine months ended September 30, 2021 declined compared to net loss for the three months ended September 30, 2020 due to decreases in impairment of long-lived assets, decreases in depreciation and amortization expense, increases in other income, increases in investment income, decreases in equity losses in non-consolidated entities, decreases in income tax provision, decreases in rent expense and decreases in foreign currency translation rates, partially offset by the decrease in attendance as a result of the impact of theatre closures related to COVID-19 in the current year, higher interest expense and general and administrative costs.

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

We had working capital surplus (deficit) (excluding restricted cash) as of September 30, 2021 and December 31, 2020 of $146.1 million and $(1,104.6) million, respectively. As of September 30, 2021 and December 31, 2020, working capital included operating lease liabilities of $605.9 million and $583.6 million, respectively, and deferred revenues of $392.1 million and $405.4 million, respectively. At September 30, 2021, we had $212.0 million unused borrowing capacity, net of letters of credit, under our $225.0 million Senior Secured Revolving Credit Facility. As of December 31, 2020, we had borrowed $212.2 million (the full availability net of standby letters of credit) under our $225.0 million Senior Secured Revolving Credit Facility. We also maintained a revolving credit facility due February 14, 2022 at our Odeon subsidiary (the “Odeon Revolver”). This facility was replaced on February 15, 2021 by the Odeon Term Loan Facility. Reference is made to Note 6—Corporate Borrowings and Finance Lease Obligations in the Notes to the Condensed Consolidated Financial Statements thereof under Item 1 of Part I of this Form 10-Q for further information about the Odeon Term Loan Facility. As of December 31, 2020, we had borrowed $120.8 million (the full availability net of standby letters of credit) under our £100.0 million Odeon Revolver ($136.3 million based on the foreign currency translation rate of 1.3628 on December 31, 2020).

As of September 30, 2021, we had cash and cash equivalents of approximately $1.6 billion. In response to the COVID-19 pandemic, we adjusted certain elements of our business strategy and took significant steps to preserve cash and we are continuing to take significant steps to preserve cash, by eliminating non-essential costs, including reductions to our variable costs and elements of our fixed cost structure.

In addition to preserving cash, we enhanced liquidity through debt issuances, debt exchanges and equity sales as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2021 and June 30, 2021. See Note 6—Corporate Borrowings and Finance Lease Obligations and Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I in this Form 10-Q for further information.

The table below summarizes net increase (decrease) in cash equivalents and restricted cash by quarter for the nine months ended September 30, 2021:

	Three Months Ended			Nine Months Ended
	March 31,	June 30,	September 30,	September 30,
(In millions)	2021	2021	2021	2021
Cash flows from operating activities:
Net cash used in operating activities	$(312.9)	$(233.8)	$(113.9)	$(660.6)
Cash flows from investing activities:
Net cash provided by (used in) investing activities	(16.0)	13.5	(28.8)	(31.3)
Cash flows from financing activities:
Net cash provided by (used in) financing activities	854.7	1,212.2	(48.3)	2,018.6
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5.1)	5.6	(8.4)	(7.9)
Net increase (decrease) in cash and cash equivalents and restricted cash	520.7	997.5	(199.4)	1,318.8
Cash and cash equivalents and restricted cash at beginning of period	321.4	842.1	1,839.6	321.4
Cash and cash equivalents and restricted cash at end of period	$842.1	$1,839.6	$1,640.2	$1,640.2

Our net cash used in operating activities improved by $79.1 million during the three months ended June 30, 2021, and has further improved by $119.9 million from ($233.8) million to $(113.9) million during the three months ended September 30, 2021. This is primarily attributable to continued increases in attendance and industry box office revenues during the nine months ended September 30, 2021. We will continue to repay rent amounts that were deferred during the pandemic, which will increase its cash outflows from operating activities. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I in this Form 10-Q for a summary of the estimated future repayment terms for the remaining $375.9 million of rentals that were deferred during the COVID-19 pandemic.

Our net cash provided by (used in) investing activities included:

●	$(11.9) million of capital expenditures and $(9.3) million of investments in non-consolidated entities, partially offset by proceeds from the disposition of the Baltics’ theatres of $3.8 million and proceeds from the disposition of long-term assets of $1.4 million during the three months ended March 31, 2021;
●	$31.4 million of proceeds from the disposition of the Baltics’ theatres, partially offset by $(17.9) million of capital expenditures during the three months ended June 30, 2021; and
●	$(24.1) million of capital expenditures, $(5.8) million related to the acquisition of assets at two theatres and $(1.0) million of transaction costs related to the Baltics’ theatre sale, partially offset by $2.0 million of proceeds from disposition of long-term assets during the three months ended September 30, 2021.

Our net cash provided by (used in) financing activities included:

●	Net proceeds from our debt and equity issuances of $861.9 million during the three months ended March 31, 2021;
●	Net proceeds from our equity issuances of $1,219.6 million during the three months ended June 30, 2021; and
●	Principal and premium payments of $(40.3) million related to an optional redemption of our First Lien Toggle Notes due 2026 during the three months ended September 30, 2021.

We believe our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund our operations, satisfy our obligations, including cash outflows for increased rent and planned capital expenditures, and comply with minimum liquidity and financial covenant requirements under our debt covenants related to borrowings pursuant to the Senior Secured Revolving Credit Facility and Odeon Term Loan Facility for at least the next 12 months. In order to achieve net positive operating cash flows and long-term profitability, we believe we will need to increase attendance levels significantly from our current levels to achieve levels in line with pre-

COVID-19 attendance. We believe the global re-opening of our theatres, the anticipated volume of titles available for theatrical release, and the anticipated broad appeal of many of those titles will support increased attendance levels. However, there remain significant risks that may negatively impact attendance levels, including a resurgence of COVID-19 related restrictions, potential movie-goer reluctance to attend theatres due to concerns about the COVID-19 variant strains, movie studios release schedules and direct to streaming or other changing movie studio practices.

We entered the Ninth Amendment to the Credit Agreement pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant (a secured leverage ratio) applicable to the Senior Secured Revolving Credit Facility from March 31, 2021 to March 31, 2022, (the Extended Covenant Suspension Period), as described, and on the terms and conditions specified, therein. We are currently subject to minimum liquidity requirements of approximately $144 million, of which $100 million is required under the conditions for the Extended Covenant Suspension Period, as amended, under the Senior Secured Revolving Credit Facility, and £32.5 million (approximately $44 million) of which is required under the Odeon Term Loan Facility. Following the expiration of the Extended Covenant Suspension Period, we will be subject to the financial covenant under the Senior Secured Revolving Credit Facility, beginning with the quarter ending June 30, 2022. If the attendance levels increase consistent with our assumptions described above, we currently expect we will be able to comply with the financial covenant, however we do not anticipate the need to borrow under the Senior Secured Revolving Credit Facility during the next twelve months. See Note 6—Corporate Borrowings and Finance Lease Obligations in the Notes to the Condensed Consolidated Financial Statements thereof under Item 1 of Part I of this Form 10-Q for further information. Our liquidity needs thereafter will depend, among other things, on the timing of movie releases and our ability to generate cash from operations.

We received rent concessions provided by the lessors that aided in mitigating the economic effects of COVID-19 during the pandemic. These concessions primarily consisted of rent abatements and the deferral of rent payments. As a result, deferred lease amounts were approximately $375.9 million as of September 30, 2021. Our cash expenditures for rent increased significantly in both the second and third quarters of 2021. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements thereof under Item 1 of Part I of this Form 10-Q for a summary of the estimated future repayment terms for the deferred lease amounts due to COVID-19.

It is very difficult to estimate our liquidity requirements, future cash burn rates and future attendance levels. Depending on our assumptions regarding the timing and ability to achieve significantly increased levels of operating revenue, the estimates of amounts of required liquidity vary significantly. Similarly, it is very difficult to predict when theatre attendance levels will normalize, which we expect will depend on the widespread availability and use of effective vaccines for the coronavirus. While our current cash burn rates have improved, these levels are not sustainable. Further, we cannot accurately predict what future changes may occur to the supply or release date of movie titles available for theatrical exhibition once moviegoers are prepared to return in large numbers. Nor can we know with certainty the impact on consumer movie-going behavior of studios who release movies to theatrical exhibition and their streaming platforms on the same date (“day and date”), or the potential attendance impact of other studio decisions to accelerate in home availability of their theatrical movies. Studio negotiations regarding evolving theatrical release models and film licensing terms are ongoing. There can be no assurance that the attendance levels and other assumptions used to estimate our liquidity requirements and future cash burn rates will be correct, and our ability to be predictive is uncertain due to the unknown magnitude and duration of the COVID-19 pandemic. Further, there can be no assurances that we will be successful in generating the additional liquidity necessary to meet our obligations beyond twelve months from the issuance of these financial statements on terms acceptable to us or at all. If we are unable to maintain or renegotiate our minimum liquidity covenant requirements, it could have a significant adverse effect on our business, financial condition and operating results.

We also realized significant cancellation of debt income (“CODI”) in connection with our debt restructuring. As a result of such CODI, we estimate a significant portion of our net operating losses will be eliminated as a result of tax attribute reductions. Any loss of tax attributes as a result of such CODI may adversely affect our cash flows and, therefore, our ability to service our indebtedness.

Cash Flows from Operating Activities

Cash flows used in operating activities, as reflected in the condensed consolidated statements of cash flows, were $660.6 million and $771.6 million during the nine months ended September 30, 2021 and September 30, 2020, respectively. The decrease in cash flows used in operating activities was primarily due to increased attendance levels, which resulted in higher operating results during the nine months ended September 30, 2021.

Cash Flows from Investing Activities

Cash flows used in investing activities, as reflected in the condensed consolidated statements of cash flows, were $31.3 million and $154.8 million during the nine months ended September 30, 2021 and September 30, 2020, respectively. Cash outflows from investing activities include capital expenditures of $53.9 million and $156.0 million during the nine months ended September 30, 2021 and September 30, 2020, respectively. In 2020, as a result of the COVID-19 pandemic, we significantly reduced capital expenditures to maintenance levels.

During the nine months ended September 30, 2021, cash flows used in investing activities included proceeds from the disposition of assets of $34.2 million, primarily from the sale of our remaining equity interest in Estonia of $3.7 million and Lithuania of $30.5 million and proceeds received from the disposition of two properties of $3.4 million. During the nine months ended September 30, 2021, we made an additional investment of $9.3 million in Saudi Cinema Company LLC and acquired theatre assets of $5.8 million related to two theatres. During the nine months ended September 30, 2020, cash flows used in investing activities included an additional investment in Saudi Cinema Company LLC of $9.3 million and proceeds from the disposition of long-term assets of $8.6 million primarily related to seven properties and other asset sales.

We fund the costs of constructing, maintaining and remodeling our theatres through existing cash balances, cash generated from operations, landlord contributions, or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term non-cancelable operating leases, which may require the developer, who owns the property, to reimburse us for the construction costs. We expect capital expenditures (net of landlord contributions) to be between $80 million and $100 million for year ended December 31, 2021, primarily to maintain operations.

Cash Flows from Financing Activities

Cash flows provided by financing activities, as reflected in the condensed consolidated statements of cash flows, were $2,018.6 million and $1,082.5 million during the nine months ended September 30, 2021 and September 30, 2020, respectively. Cash flows from financing activities during the nine months ended September 30, 2021 was primarily due to the borrowings under the Odeon Term Loan Facility of $534.3 million, borrowings under the issuance of First Lien Toggle Notes due 2026 of $100.0 million, net proceeds from the sale of Class A common stock of $1,570.7 million, and net proceeds from Class A common stock issuance to Mudrick of $230.4 million, partially offset by the repayments under the revolving credit facilities of $335.0 million, principal and redemption premium under the First Lien Toggle Notes due 2026 of $40.3 million, payment for deferred financing costs of $19.9 million, and principal payments under the Term Loan due 2026 of $15.0 million.

During the nine months ended September 30, 2020, cash inflows from financing activities included borrowings under our First Lien Notes due 2025 of $490.0 million, First Lien Notes due 2026 of $270.0 million, revolving credit facilities of $322.2 million, and proceeds from sale of the noncontrolling interest in Forum Cinemas OU of $37.5 million, partially offset by the payment for deferred financing costs of $15.2 million and principal payments under the Term Loan due 2026 of $15.0 million. During the nine months ended September 30, 2020, we paid dividends and dividend equivalents of $4.3 million. The following is a summary of dividends declared to stockholders:

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

Odeon Term Loan Facility. On February 15, 2021, Odeon Cinemas Group Limited (“Odeon”), a wholly-owned subsidiary of the Company entered into a new £140.0 million and €296.0 million term loan facility agreement

(the “Odeon Term Loan Facility”), by and among Odeon, the subsidiaries of Odeon party thereto, the lenders and other loan parties thereto and Lucid Agency Services Limited as agent and Lucid Trustee Services Limited as security agent. Approximately £89.7 million and €12.8 million of the net proceeds from the Odeon Term Loan Facility were used to repay in full Odeon’s obligations (including principal, interest, fees and cash collateralized letters of credit) under its existing revolving credit facility and the remaining net proceeds will be used for general corporate purposes. The Odeon Term Loan Facility has a maturity of August 19, 2023 (2.5 years from the date on which it is first drawn). Borrowings under the Odeon Term Loan Facility bear interest at a rate equal to 10.75% per annum during the first year and 11.25% thereafter and each interest period is 3 months, or such other period agreed between us and the Agent. The interest is capitalized on the last day of each interest period and added to the outstanding principal amount, however Odeon has the option to elect to pay interest in cash. All obligations under the Odeon Term Loan Facility are guaranteed by certain subsidiaries of Odeon. We are subject to minimum liquidity requirements of £32.5 million (approximately $44 million) required under the Odeon Term Loan Facility, measured at each quarter end date.

First Lien Toggle Notes due 2026. On January 15, 2021, we issued $100.0 million aggregate principal amount of our First Lien Toggle Notes due 2026 as contemplated by the previously disclosed commitment letter with Mudrick Capital Management, LP, dated as of December 10, 2020. The First Lien Toggle Notes due 2026 were issued pursuant to an indenture dated as of January 15, 2021 among us, the guarantors named therein and the U.S. Bank National Association, as trustee and collateral agent. On September 30, 2021, we exercised an option to repurchase $35.0 million of our First Lien Toggle Notes due 2026. The total cost to exercise this repurchase option was $41.3 million, including principal, redemption premium and accrued and unpaid interest. As a result of this debt reduction, our annual interest cost has been reduced by $5.25 million. The First Lien Toggle Notes due 2026 bear cash interest at a rate of 15% per annum payable semi-annually in arrears on January 15 and July 15, beginning on July 15, 2021. Interest for the first three interest periods after the issue date may, at our option, be paid in PIK interest at a rate of 17% per annum, and thereafter interest shall be payable solely in cash. The First Lien Toggle Notes due 2026 will mature on April 24, 2026. The indenture provides that the First Lien Toggle Notes due 2026 are general senior secured obligations of the Company and are secured on a pari passu basis with the Senior Credit Facilities, the First Lien Notes due 2026, the First Lien Notes due 2025, and the Convertible Notes due 2026.

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

We borrowed under our Odeon Term Loan Facility, issued First Lien Toggle Notes due 2026, and Silver Lake and certain co-investors elected to convert all of our Convertible Notes due 2026 into shares of our Class A common stock. See Note 6—Corporate Borrowings and Finance Lease Obligations in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information, including a table that provides the principal payments required and maturities of corporate borrowings as of September 30, 2021.

We received rent concessions provided by the lessors that aided or will aid, in mitigating the economic effects of COVID-19. These concessions primarily consist of deferral of rent payments and rent abatements. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information, including a table of the minimum annual payments required under existing operating and finance lease liabilities (net present value thereof) as of September 30, 2021.

Depending on the trading prices of our Class A common stock, we may have a significant cash tax liability to cover withholding obligations upon vesting of awards under our Equity Incentive Plan with approximately 4,881,000 shares expected to vest over the next six months and an estimated blended tax withholding rate of 45%. We expect to withhold shares based on historical elections by participants under the terms of the plan, equivalent to the cash tax requirements for federal, state and local withholdings, pay the required tax obligation and return the withheld shares to the Equity Incentive Plan.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, our financial results are exposed to fluctuations in interest rates and foreign currency exchange rates. In accordance with applicable guidance, we presented a sensitivity analysis showing the potential impact to net income of changes in interest rates and foreign currency exchange rates. For the nine months ended September 30, 2021 and September 30, 2020, our analysis utilized a hypothetical 100 basis-point increase or decrease to the average interest rate on our variable rate debt instruments to illustrate the potential impact to interest expense of changes in interest rates and a hypothetical 100 basis-point increase or decrease to market interest rates on our fixed rate debt instruments to illustrate the potential impact to fair value of changes in interest rates.

Similarly, for the same period, our analysis used a uniform and hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net income of changes in foreign exchange rates. These market risk instruments and the potential impacts to the condensed consolidated statements of operations are presented below.

Market risk on variable-rate financial instruments. At September 30, 2021 and September 30, 2020, we maintained Senior Secured Credit Facilities comprised of a $225.0 million Senior Secured Revolving Credit Facility and $2,000.0 million of Senior Secured Term Loan due 2026. The Credit Agreement (which governs the Senior Secured Credit Facilities) provides for borrowings at a rate per annum equal to, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, and (b) the prime rate announced by the Administrative Agent or (2) LIBOR plus (x) in the case of the Senior Secured Term Loans, 2.0% for base rate loans or 3.0% for LIBOR loans or (y) in the case of the Senior Secured Revolving Credit Facility, an applicable margin based on the Secured Leverage Ratio (defined in the Credit Agreement). The rate in effect for the outstanding Senior Secured Term Loan due 2026 was 3.0829% per annum at September 30, 2021 and 4.08% per annum at September 30, 2020. At September 30, 2020, we also maintained a revolving credit facility at our Odeon subsidiary.

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At September 30, 2021, we had no variable-rate borrowings outstanding under our revolving credit facilities and had an aggregate principal balance of $1,950.0 million outstanding under the Term Loan due 2026. A 100-basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facilities by $14.6 million during the nine months ended September 30, 2021. At September 30, 2020, we had an aggregate principal balance of $212.7 million under our revolving credit facility, $113.6 million under the Odeon Revolver Credit Facility, and had an aggregate principal balance of $1,970.0 million outstanding under the Senior Secured Term Loan due 2026. A 100-basis point change in market interest rates would have increased or decreased interest expense on our revolving credit facility and the Senior Secured Term Loan due 2026 by $16.4 million and on the Odeon Revolver Credit Facility by $0.8 million during the nine months ended September 30, 2020.

Market risk on fixed-rate financial instruments. Included in long-term corporate borrowings at September 30, 2021 were principal amounts of $500.0 million of our First Lien Notes due 2025, $1,509.0 million of our Second Lien Notes due 2026, $560.3 million (£147.6 million and €312.2 million) of our Odeon Term Loan due 2023, $300.0 million of our First Lien Notes due 2026, $73.5 million of our First Lien Toggle Notes due 2026, $98.3 million of our Notes due 2025, $55.6 million of our Notes due 2026, $130.7 million of our Notes due 2027, and £4.0 million ($5.4 million) of our Sterling Notes due 2024. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $105.1 million and $(100.7) million, respectively, as of September 30, 2021.

Included in long-term corporate borrowings at September 30, 2020 were principal amounts of $500.0 million of our First Lien Notes due 2025, $1,462.3 million of our Second Lien Notes due 2026, $600.0 million of our

Convertible Notes due 2026, $300.0 million of our First Lien Notes due 2026, $98.3 million of our Notes due 2025, $55.6 million of our Notes due 2026, $130.7 million of our Notes due 2027, and £4.0 million ($5.1 million) of our Sterling Notes due 2024. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $46.0 million and $(43.9) million, respectively, as of September 30, 2020.

Foreign currency exchange rate risk. We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our ownership of Odeon and Nordic. Odeon’s revenues and operating expenses are transacted in British Pounds and Euros, and Nordic’s revenues and operating expenses are transacted primarily in Swedish Krona and Euros. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If Odeon and Nordic operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for Odeon and Nordic. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our ownership in Odeon and Nordic as of September 30, 2021, holding everything else constant, a hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net income (loss) of changes in foreign exchange rates would increase the aggregate net loss of our International theatres for the nine months ended September 30, 2021 by approximately $22.7 million. Based upon our ownership in Odeon and Nordic as of September 30, 2020, holding everything else constant, a hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net income (loss) of changes in foreign exchange rates would decrease the aggregate net loss of our International theatres for the nine months ended September 30, 2020 by approximately $98.6 million.

Our foreign currency translation rates decreased by approximately 5.0% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

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

The Company has not experienced any material impact to its internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the reporting period that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Most of the Company’s employees worked remotely during the period in which we prepared these financial statements due to the impact of COVID-19. In response, the Company enhanced its oversight and monitoring during the close and reporting process. Other than enhancing Company’s oversight and monitoring processes, the Company did not alter or compromise its disclosure controls and procedures. The Company is continually monitoring and assessing the need to modify or enhance its disclosure controls to ensure disclosure controls and procedures continue to be effective.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Note 11—Commitments and Contingencies of the Notes to the Company’s Condensed Consolidated Financial Statements contained in Part I of this quarterly report on Form 10–Q for information on certain litigation to which we are a party.

Item 1A. Risk Factors

Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10–K for the year ended December 31, 2020 and in our Current Report on Form 8-K filed on June 1, 2021, which sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Except as set forth below, there have been no material changes to the risk factors contained in our Quarterly Report on Form 10-Q for the three months ended September 30, 2021.

There has been significant recent dilution and there may continue to be additional future dilution of our Class A common stock, which could adversely affect the market price of shares of our Class A common stock. The risks of future dilution must also be weighed against the risks of failing to increase our authorized shares, each of which could adversely affect the market price of shares of our Class A common stock.

From January 1, 2020 through November 2, 2021, we have issued 461,880,707 shares of our Class A common stock in a combination of at-the-market sales, conversion of Class B common stock, conversion of notes, exchanges of notes, transaction fee payments, and equity grant vesting. As of November 2, 2021, there were 513,960,784 shares of Class A common stock issued and outstanding. The dilutive effect of these issuances was partially offset by the cancellation of 51,769,784 shares of our Class B common stock. If, in the future, we obtain shareholder approval to increase our authorized shares, we may issue additional shares of Class A common stock to raise cash to bolster our liquidity, to refinance indebtedness, for working capital, to finance strategic initiatives and future acquisitions or for other purposes. We may also issue securities convertible into, or exchangeable for, or that represent the right to receive, shares of Class A common stock. We may also acquire interests in other companies or other assets by using a combination of cash and shares of Class A common stock or just shares of Class A common stock. Additionally, vesting under our equity compensation programs results in the issuance of new shares and shares withheld to cover tax withholding obligations upon vesting remain available for future grants. Any of these events may dilute the ownership interests of current stockholders, reduce our earnings per share or have an adverse effect on the price of our shares of Class A common stock.

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

The market prices and trading volume of our shares of Class A common stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Class A common stock to incur substantial losses. For example, during 2021 to date, the market price of our Class A common stock has fluctuated from an intra-day low of $1.91 per share on January 5, 2021 to an intra-day high on the NYSE of $72.62 on June 2, 2021. Since June 2, 2021, the trading price has reached an intra-day low on the NYSE of $28.91 per share on August 5, 2021 and the last reported sale price of our Class A common stock on the NYSE on November 5, 2021 was $41.70 per share. During 2021 to date, daily trading volume ranged from approximately 23,598,200 to 1,222,342,500 shares.

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

Extreme fluctuations in the market price of our Class A common stock have been accompanied by reports of strong and atypical retail investor interest, including on social media and online forums. The market volatility and trading patterns we have experienced create several risks for investors, including the following:

●	the market price of our Class A common stock has experienced and may continue to experience rapid and substantial increases or decreases unrelated to our operating performance or prospects, or macro or industry fundamentals, and substantial increases may be significantly inconsistent with the risks and uncertainties that we continue to face;
●	factors in the public trading market for our Class A common stock include the sentiment of retail investors (including as may be expressed on financial trading and other social media sites and online forums), the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our Class A common stock and any related hedging and other trading factors;
●	our market capitalization, as implied by various trading prices, currently reflects valuations that diverge significantly from those seen prior to recent volatility and that are significantly higher than our market capitalization immediately prior to the COVID-19 pandemic, and to the extent these valuations reflect trading dynamics unrelated to our financial performance or prospects, purchasers of our Class A common stock could incur substantial losses if there are declines in market prices driven by a return to earlier valuations;
●	to the extent volatility in our Class A common stock is caused, as has widely been reported, by a “short squeeze” in which coordinated trading activity causes a spike in the market price of our Class A common stock as traders with a short position make market purchases to avoid or to mitigate potential losses, investors purchase at inflated prices unrelated to our financial performance or prospects, and may thereafter suffer substantial losses as prices decline once the level of short-covering purchases has abated; and
●	if the market price of our Class A common stock declines, you may be unable to resell your shares at or above the price at which you acquired them. We cannot assure you that the equity issuance of our Class A common stock will not fluctuate or decline significantly in the future, in which case you could incur substantial losses.
●	depending on the trading prices of our Class A common stock, the Company could have a significant cash tax liability to cover withholding obligations upon vesting of awards under our Equity Incentive Plan with approximately 4,881,000 shares expected to vest over the next six months and an estimated blended tax withholding rate of 45%. The Company expects to withhold shares based on historical elections by participants under the terms of the plan, equivalent to the cash tax requirements for federal, state and local withholdings, pay the required tax obligation and return the withheld shares to the Equity Incentive Plan.

We may continue to incur rapid and substantial increases or decreases in our stock price in the foreseeable future that may not coincide in timing with the disclosure of news or developments by or affecting us. Accordingly, the market price of our shares of Class A common stock may fluctuate dramatically, and may decline rapidly, regardless of any developments in our business.

Supply chain disruptions may negatively impact our operating results.

We rely on a limited number of suppliers for certain products, supplies and services, including a single vendor for the warehousing and distribution of most of the products and supplies for our food and beverage operations. Shortages, delays, or interruptions in the availability of food and beverage items and other supplies to our theatres may be caused by adverse weather conditions; natural disasters; governmental regulation; recalls; commodity availability; seasonality; public health crises or pandemics; labor issues or other operational disruptions; the inability of our suppliers to manage adverse business conditions, obtain credit or remain solvent; or other conditions beyond our control. Such shortages, delays or interruptions could adversely affect the availability, quality, and cost of the items we buy and the operations of our business. Supply chain risk could increase our costs and limit the availability of products that are critical to our operations. If we raise prices in response to increased costs or shortages, it may negatively impact our sales. If we temporarily remove popular food and beverage options without comparable alternatives, we may experience a reduction in sales during the time affected by the shortage or thereafter if our guests change their purchasing habits.

During the recovery from the impacts of the Covid-19 pandemic, we have, with regard to certain items, experienced difficulties in maintaining a consistent supply, seen delays in production and deliveries, been required to identify alternative suppliers, and suspended sales regionally or entirely. We expect these issues to continue for the foreseeable future and plan to minimize the impact by focusing on the supply of those items with the greatest impact on our sales and operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

Compensatory Arrangements of Certain Officers

On November 3, 2021, the Board of Directors (the “Board”) of AMC Entertainment Holdings, Inc. (the “Company”), upon the recommendation of the Compensation Committee of the Board of Directors (the “Committee”) and in consultation with the Company’s independent compensation consultant, approved modifications to certain equity awards under its 2013 Employee Incentive Plan (“EIP”) granted to named executive officers (“NEOs”) and other senior officers as described below.

2020 Performance Stock Units (“PSUs”)

The 2020 PSUs were awarded to the following NEOs: Mr. Adam Aron, Mr. Sean Goodman, Mr. John McDonald, Ms. Elizabeth Frank, and Mr. Stephen Colanero. The PSUs are divided into three equal tranches with each tranche allocated to a fiscal year during the three-year period covered by the grant (each a “Tranche Year”). Each tranche is eligible to vest based upon attainment of certain financial performance goals during its applicable Tranche Year, as described in the Company’s definitive proxy statement on Schedule 14A in connection with its 2021 Annual Meeting of Stockholders, filed on June 16, 2021. Further, all tranches were subject to a service requirement through the end of the final Tranche Year covered by the grant. On November 3, 2021, the Board modified the 2020 PSUs to provide that the service period applicable to each tranche shall end on the last day of the applicable Tranche Year and that such tranche shall vest upon certification of performance for the applicable Tranche Year by the Committee. The tranche allocated to the 2020 Tranche Year, for which performance has already been certified, will vest on January 3, 2022. The modification did not change the performance goals applicable to the 2020 PSUs and will not result in additional stock compensation expense. However certain stock compensation expense that would not have been recognized until 2022 will be accelerated into the fourth quarter of 2021. The amount of accelerated expense cannot be fully determined at this time.

2021 PSUs

The 2021 PSUs were awarded to the following NEOs: Mr. Adam Aron, Mr. Sean Goodman, Mr. John McDonald, Ms. Elizabeth Frank, and Mr. Stephen Colanero in March of 2021 and were structured similarly to the 2020 PSUs. On November 3, 2021, the Board modified the 2021 PSUs to provide that the service period applicable to each tranche shall end on the last day of the applicable Tranche Year and that such tranche shall vest upon certification of performance for the applicable Tranche Year by the Committee. The modification did not change the performance goals applicable to the 2021 PSUs and will not result in additional stock compensation expense. However, certain stock compensation expense that would not have been recognized until 2022 and 2023 will be accelerated into the fourth quarter of 2021. The amount of accelerated expense cannot be fully determined at this time.

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

AMC ENTERTAINMENT HOLDINGS, INC.

Date: November 8, 2021	/s/ Adam M. Aron
Adam M. Aron
Chairman of the Board, Chief Executive Officer, and President

Date: November 8, 2021	/s/ Sean D. Goodman
Sean D. Goodman
Executive Vice President and Chief Financial Officer