Form 10-K
period 2021-12-31
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2022-03-01
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

⌧
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2021, computed by reference to the price at which the registrant’s Class A common stock was last sold on the New York Stock Exchange on such date was $29,095,558,003 (513,330,240 shares at a closing price per share of $56.68).

Shares of Class A common stock outstanding—516,778,945 shares at February 24, 2022

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2022 annual meeting of stockholders, to be filed within 120 days of December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMC ENTERTAINMENT HOLDINGS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “forecast,” “estimate,” “project,” “intend,” “plan,” “expect,” “should,” “believe” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions and speak only as of the date on which it is made. Examples of forward-looking statements include statements we make regarding the impact of COVID-19, future attendance levels and our liquidity. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	the risks and uncertainties relating to the sufficiency of our existing cash and cash equivalents and available borrowing capacity to comply with minimum liquidity and financial requirements under our debt covenants related to borrowings pursuant to the Senior Secured Revolving Credit Facility and Odeon Term Loan Facility, fund operations, and satisfy obligations including cash outflows for deferred rent and planned capital expenditures currently and through the next twelve months. In order to achieve net positive operating cash flows and long-term profitability, the Company will need to continue to increase attendance levels significantly compared to 2021. Domestic industry box office grosses increased significantly to approximately $2.1 billion during the fourth quarter of calendar 2021 and were over 72% of domestic box office grosses of $2.9 billion during the fourth quarter of calendar 2019. We believe that the sequential increases in attendance experienced each quarter as 2021 progressed are positive signs of continued demand for the movie going experience. The Company believes the anticipated volume of titles available for theatrical release and the anticipated broad appeal of many of those titles will support increased attendance levels. However, there remain significant risks that may negatively impact attendance levels, including a resurgence of COVID-19 related restrictions, potential movie-goer reluctance to attend theatres due to concerns about the COVID-19 variant strains, movie studios release schedules and direct to streaming or other changing movie studio practices. If we are unable to achieve significantly increased levels of attendance and operating revenues, we may be required to obtain additional liquidity. If such additional liquidity were not realized or insufficient, we likely would seek an in-court or out-of-court restructuring of our liabilities, and in the event of such future liquidation or bankruptcy proceeding, holders of our Class A common stock (“Common Stock” or “Common Shares”) and other securities would likely suffer a total loss of their investment;

●	the impact of the COVID-19 variant strains on us, the motion picture exhibition industry, and the economy in general, including our response to the COVID-19 variant strains related to suspension of operations at our theatres, personnel reductions and other cost-cutting measures and measures to maintain necessary liquidity and increases in expenses relating to precautionary measures at our facilities to protect the health and well-being of our customers and employees;

●	risks and uncertainties relating to our significant indebtedness, including our borrowings and our ability to meet our financial maintenance and other covenants;

●	shrinking exclusive theatrical release windows or release of movies to theatrical exhibition and streaming platforms on the same date;

●	increased use of alternative film delivery methods including premium video on demand or other forms of entertainment;

●	intense competition in the geographic areas in which we operate among exhibitors or from other forms of entertainment;

●	certain covenants in the agreements that govern our indebtedness may limit our ability to take advantage of certain business opportunities and limit or restrict our ability to pay dividends, pre-pay debt, and also to refinance debt and to do so at favorable terms;

●	risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges;

●	risks relating to motion picture production and performance;

●	our lack of control over distributors of films;

●	general and international economic, political, regulatory, social and financial market conditions, inflation, and other risks;

●	limitations on the availability of capital or poor financial results may prevent us from deploying strategic initiatives;

●	an issuance of preferred stock could dilute the voting power of the common stockholders and adversely affect the market value of our Common Stock;

●	limitations on the authorized number of common stock shares prevents us from raising additional capital through common stock issuances;

●	our ability to achieve expected synergies, benefits and performance from our strategic initiatives;

●	our ability to refinance our indebtedness on terms favorable to us or at all;

●	our ability to optimize our theatre circuit through new construction, the transformation of our existing theatres, and strategically closing underperforming theatres may be subject to delay and unanticipated costs;

●	AMC Stubs® A-List may not meet anticipated revenue projections, which could result in a negative impact upon operating results;

●	failures, unavailability or security breaches of our information systems;

●	our ability to utilize interest expense deductions may be limited annually due to Section 163(j) of the Tax Cuts and Jobs Act of 2017;

●	our ability to recognize interest deduction carryforwards, net operating loss carryforwards, and other tax attributes to reduce our future tax liability;

●	our ability to recognize certain international deferred tax assets which currently do not have a valuation allowance recorded;

●	impact of the elimination of the calculation of USD LIBOR rates on our contracts indexed to USD LIBOR;

●	review by antitrust authorities in connection with acquisition opportunities;

●	risks relating to the incurrence of legal liability, including costs associated with the ongoing securities class action lawsuits;

●	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;

●	increased costs in order to comply or resulting from a failure to comply with governmental regulation, including the General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”) and pending future domestic privacy laws and regulations;

●	supply chain disruptions may negatively impact our operating results;

●	the dilution caused by recent and potential future sales of our Common Stock could adversely affect the market price of the Common Stock;

●	the market price and trading volume of our shares of Common Stock has been and may continue to be volatile, and purchasers of our securities could incur substantial losses;

●	future offerings of debt, which would be senior to our Common Stock for purposes of distributions or upon liquidation, could adversely affect the market price of our Common Stock;

●	geopolitical events, including the threat of terrorism or cyber-attacks, or widespread health emergencies, such as the novel coronavirus or other pandemics or epidemics, causing people to avoid our theatres or other public places where large crowds are in attendance;

●	anti-takeover protections in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage or prevent a takeover of our Company, even if an acquisition would be beneficial to our stockholders; and

●	other risks referenced from time to time in filings with the SEC.

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

Item 1. Business.

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

COVID-19 Impact, Company Response and Change in Business Strategy

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) to be a pandemic. The COVID-19 pandemic has disrupted and could continue to materially affect our operating results, cash flows and/or financial condition for an extended period of time.

On March 17, 2020, we temporarily suspended all theatre operations in our U.S. markets and International markets in compliance with local, state, and federal governmental restrictions and recommendations on social gatherings to prevent the spread of COVID-19 and as a precaution to help ensure the health and safety of our guests and theatre staff. We resumed limited operations in the International markets in early June 2020 and limited operations in the U.S. markets in late August 2020. A COVID-19 resurgence during the fourth quarter of 2020 resulted in additional local, state, and federal governmental restrictions and many previously reopened theatres in International markets temporarily suspended operations again. The U.S. local, state, and federal governmental restrictions and temporary International market operation suspensions remained in place for much of the first quarter of 2021, but the limited seat restrictions were substantially removed and the International market operations restored by the end of the second quarter of 2021.

The North American and International industry box offices have also been significantly impacted by the COVID-19 pandemic, and in response to the suspension of theatre operations by AMC and other theatre exhibitors and the COVID-19 related suspension of new movie production, studios have postponed new film releases beyond 2021 or moved them to the home video market, streaming, or premium video on demand (“PVOD”) platforms.

As a result of the suspended operations and limited new film content in 2020, our revenues and expenses for the year ended December 31, 2021 were higher than the revenues and expenses for the year ended December 31, 2020, but continued U.S. governmental restrictions, International market operation suspensions and limited new film content in 2021 resulted in significantly lower revenues and expenses for the year ended December 31, 2021 compared to the year ended December 31, 2019, prior to the COVID-19 pandemic.

The COVID-19 vaccines became widely available during 2021 and the number of previously delayed major movie title releases increased significantly in the second half of 2021, which had a material positive impact on our industry. However, the COVID-19 Delta variant generated a new surge in cases in the third quarter of 2021 and the COVID-19 Omicron variant has been generating infections since late November 2021. Overall for 2021, the industry box office remained considerably lower than the 2019 pre COVID-19 levels. A more robust slate of major movie releases is expected during 2022, which has generated optimism that movie theatre attendance levels will continue to improve gradually as we experienced in 2021. However, box office performance in 2022 could be impacted by the ongoing impact of COVID-19 which could lead to a return to social distancing restrictions or theatre operation suspensions, which together with direct or simultaneous release of movie titles to the home video or streaming markets in lieu of theatre exhibition, could have a material adverse impact on theatre attendance levels and our business.

●	As of February 24, 2022, we were operating all of our 587 U.S. theatres. Some of our major markets in the U.S., such as Chicago, New York City, Los Angeles, San Francisco, and Seattle require proof of vaccination for guests to be able to attend. At the beginning of March 2022, we expect the proof of vaccination requirement will expire in Chicago and Seattle. During the fourth quarter of 2021, we experienced an overall attendance increase in the U.S. of approximately 35,544,000, or 737.4%, compared to the same period a year ago, and a decline of approximately 21,955,000, or 35.2%, compared to the fourth quarter of 2019.
●	As of February 24, 2022, we were operating all of our 351 International theatres, with certain countries having limited seating capacities during limited opening hours. Spain, Italy, and Germany require proof of vaccination, or in certain locations a negative test is required, for guests to be able to attend. During the fourth quarter of 2021, we experienced an overall attendance increase in our International theatres of approximately 16,046,000, or 490.4%, compared to the same period a year ago, and a decline of approximately 10,926,000, or 36.1%, compared to the fourth quarter of 2019.

As of December 31, 2021, we had cash and cash equivalents of approximately $1.6 billion. In response to the COVID-19 pandemic, we adjusted certain elements of our business strategy and took significant steps to preserve cash. We are continuing to take significant measures to further strengthen our financial position and enhance our operations, by eliminating non-essential costs, including reductions to our variable costs and elements of our fixed cost structure, introducing new initiatives, and optimizing our theatrical footprint.

Additionally, we enhanced liquidity through debt issuances, debt exchanges and equity sales. See Note 8—Corporate Borrowings and Finance Lease Obligations, Note 9—Stockholders’ Equity, and Note 16—Subsequent Events in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for further information.

We believe our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund our operations, satisfy our obligations, including cash outflows for increased rent and planned capital expenditures, and comply with minimum liquidity and financial covenant requirements under our debt covenants related to borrowings pursuant to the Senior Secured Revolving Credit Facility and Odeon Term Loan Facility for at least the next twelve months. In order to achieve net positive operating cash flows and long-term profitability, we believe we will need to continue to increase attendance levels significantly compared to 2021 and achieve levels in line with pre COVID-19 attendance. We believe the global re-opening of our theatres, the anticipated volume of titles available for theatrical release, and the anticipated broad appeal of many of those titles will result in increased attendance levels. We believe that the sequential increases in attendance experienced each quarter as 2021 progressed are positive signs of continued demand for the movie going experience. However, there remain significant risks that may negatively impact attendance, including a resurgence of COVID-19 related restrictions, potential movie-goer reluctance to attend theatres due to concerns about COVID-19 variant strains, movie studios release schedules and direct to streaming or other changing movie studio practices.

We entered the Ninth Amendment (as defined in Note 8—Corporate Borrowings and Finance Lease Obligations in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof) pursuant to which the requisite revolving lenders party thereto agreed to extend the fixed date for the termination of the suspension period for the financial covenant (the secured leverage ratio) applicable to the Senior Secured Revolving Credit Facility (as defined in Note 8—Corporate Borrowings and Finance Lease Obligations in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof) from March 31, 2021 to March 31, 2022, which was further extended by the Eleventh Amendment (as defined in Note 8—Corporate Borrowings and Finance Lease Obligations in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof) from March 31, 2022 to March 31, 2023, as described, and on the terms and conditions specified, therein. We are currently subject to minimum liquidity requirements of approximately $144 million, of which $100 million is required under the conditions for the Extended Covenant Suspension Period ending March 31, 2023, as amended, under the Senior Secured Revolving Credit Facility, and £32.5 million (approximately $44 million) of which is required under the Odeon Term Loan Facility. Following the expiration of the Extended Covenant Suspension Period ending March 31, 2023, the Company will be subject to the financial covenant under the Senior Secured Revolving Credit Facility as of the last day of each quarter on which the aggregate principal amount of revolving loans, and letters of credit (excluding letters of credit that are cash collateralized) in excess of $25 million, outstanding under the Senior Secured Revolving Credit Facility exceeds 35% of the principal amount of commitments under the Senior Secured Revolving Credit Facility then in effect, beginning with the quarter ending June 30, 2023. We currently expect we will be able to comply with this financial covenant, however, we do not anticipate the need to borrow under the Senior Secured Revolving Credit Facility during the next twelve months. See Note 8—Corporate Borrowings and Finance Lease Obligations in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for further information. Our liquidity needs thereafter will depend, among other things, on the timing of movie releases and our ability to generate cash from operations.

Our cash expenditures for rent increased significantly in the second, third, and fourth quarters of 2021 as previously deferred rent payments and landlord concessions started to become current obligations. We received rent concessions provided by the lessors that aided in mitigating the economic effects of COVID-19 during the pandemic. These concessions primarily consisted of rent abatements and the deferral of rent payments. As a result, deferred lease amounts were approximately $315.1 million as of December 31, 2021. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for a summary of the estimated future repayment terms for the deferred lease amounts due to COVID-19.

It is very difficult to estimate our liquidity requirements, future cash burn rates and future attendance levels. Depending on our assumptions regarding the timing and ability to achieve significantly increased levels of operating revenue, the estimates of amounts of required liquidity vary significantly. Similarly, it is very difficult to predict when theatre attendance levels will return to pre COVID-19 levels, which we expect will depend on the continued widespread availability and use of effective vaccines for the coronavirus, and eventual abatement of more virulent strains of the virus, related government mandates on social distancing and mask use, and the supply of movie titles for theatrical exhibition. While our current cash burn rates have improved, these levels are not sustainable. Further, we cannot accurately predict what future changes may occur to the supply or release date of movie titles available for theatrical exhibition once moviegoers are prepared to return in large numbers. Nor can we know with certainty the impact on consumer movie-going behavior of studios who release movies to theatrical exhibition and their streaming platforms on the same date (“day and date”), or the potential attendance impact of other studio decisions to accelerate in-home availability of their theatrical movies. Studio negotiations regarding evolving theatrical release models and film licensing terms are ongoing. There can be no assurance that the attendance levels and other assumptions used to estimate our liquidity requirements and future cash burn rates will be correct, and our ability to be predictive is uncertain due to the unknown magnitude and duration of the COVID-19 pandemic. Further, there can be no assurances that we will be successful in generating the additional liquidity necessary to meet our obligations beyond twelve months from the issuance of these financial statements on terms acceptable to us or at all. If we are unable to maintain or renegotiate our minimum liquidity covenant requirements, it could have a significant adverse effect on our business, financial condition and operating results.

Please see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II thereof for additional information.

We realized $1.2 billion of cancellation of debt income (“CODI”) in connection with our 2020 debt restructuring. As a result, $1.2 billion of our federal net operating losses were eliminated due to tax attribute reduction to offset the CODI. The loss of these attributes may adversely affect our cash flows and therefore our ability to service our indebtedness.

Narrative Description of Business

We are the world’s largest theatrical exhibition company and an industry leader in innovation and operational excellence. Over the course of our 100+ year history, we have pioneered many of the theatrical exhibition industry’s most important innovations. We introduced Multiplex theatres in the 1960s and the North American stadium-seated Megaplex theatre format in the 1990s. Most recently, we continued to innovate and evolve the movie-going experience with the deployment of our theatre renovations featuring plush, powered recliner seating and the launch of our U.S. subscription loyalty tier, AMC Stubs® A-List. Our growth has been driven by a combination of organic growth through reinvestment in our existing assets and through the acquisition of some of the most significant companies in the theatrical exhibition industry.

Our business is operated in two Theatrical Exhibition reportable segments, U.S. markets and International markets. Prior to 2016, we primarily operated in the United States. Our international operations are largely a result of our acquisition of Odeon and UCI Cinemas Holdings Limited (“Odeon”) in November of 2016 and Nordic Cinema Group Holding AB (“Nordic”) in March of 2017.

Today, AMC is the largest theatre operator in the world. As of December 31, 2021, we owned, leased or operated 946 theatres and 10,562 screens in 12 countries, including 593 theatres with a total of 7,755 screens in the United States and 353 theatres and 2,807 screens in European markets and Saudi Arabia. During the year ended December 31, 2020, we sold 100% of our theatre operations in Latvia and divested of 49% of our interest in Lithuania and Estonia operations. During the year ended December 31, 2021, we sold the remaining 51% equity interest in Estonia and Lithuania. As of December 31, 2021, we were the market leader in the United States and Europe including in Italy,

Spain, Sweden, Norway, and Finland; and a leading theatre operator in the United Kingdom, Ireland, Portugal and Germany. We have operations in four of the world’s 10 largest economies, including four of the six largest European economies (the United Kingdom, Spain, Italy and Germany) as of December 31, 2021.

As of December 31, 2021, in the U.S. markets, we owned, leased or operated theatres in 43 states and the District of Columbia, with approximately 49% of the U.S. population living within 10 miles of one of our theatres. We have a diversified footprint with complementary global geographic and guest demographic profiles, which we believe gives our circuit a unique profile and offers us strategic and operational advantages while providing our studio partners with a large and diverse distribution channel. As of December 31, 2021, we operated some of the most productive theatres in the top markets in the United States and were the market leader in the top two markets: New York and Los Angeles. As of December 31, 2021, our top five markets, in each of which we held the #1 share position, are Los Angeles, New York, Chicago, Atlanta and Philadelphia, according to data provided by Comscore.

As of December 31, 2021, in the International markets, we owned, leased or operated theatres in 10 European countries and in Saudi Arabia through Saudi Cinema Company, LLC, our joint venture with Saudi Entertainment Ventures. In all of these 11 countries, we operate productive assets in each of the country’s capitals. As of December 31, 2021, about a third of our international recliner renovations occurred in London, Berlin and Madrid; three of the largest Western European Capitals. Due to the population density in Europe as of December 31, 2019, prior to the effects of COVID-19 pandemic, each screen served on average twice the population of a U.S. screen in a less populated market.

The following table provides detail with respect to the geographic location of our theatrical exhibition circuit as of December 31, 2021:

U.S. Markets	Theatres(1)	Screens(1)
Alabama	18	237
Arizona	12	197
Arkansas	4	45
California	58	780
Colorado	14	193
Connecticut	5	68
Delaware	1	14
Florida	40	622
Georgia	31	394
Idaho	1	11
Illinois	47	564
Indiana	24	321
Iowa	6	80
Kansas	9	132
Kentucky	3	48
Louisiana	6	89
Maryland	13	144
Massachusetts	10	142
Michigan	12	193
Minnesota	9	132
Missouri	11	132
Montana	5	55
Nebraska	2	21
Nevada	2	28
New Hampshire	1	10
New Jersey	26	332
New Mexico	1	12
New York	29	311
North Carolina	23	301
North Dakota	2	19
Ohio	14	176
Oklahoma	13	153
Oregon	2	25
Pennsylvania	27	308
South Carolina	5	52
South Dakota	1	10
Tennessee	21	253
Texas	44	643
Utah	3	29
Virginia	13	173
Washington	15	181
West Virginia	2	20
Wisconsin	7	91
District of Columbia	1	14
Total U.S. Markets	593	7,755

International Markets
Denmark	2	10
Finland	27	159
Germany	22	197
Ireland	11	77
Italy	41	412
Norway	13	94
Portugal	3	45
Saudi Arabia	10	66
Spain	40	463
Sweden	72	390
United Kingdom	112	894
Total International Markets	353	2,807
Total	946	10,562
(1)	Included in the above table are 74 theatres and 392 screens that we manage or in which we have a partial ownership interest. In the U.S. markets segment, we manage or have a partial interest in seven theatres and 85 screens. In the International markets segment, we manage or have a partial interest in 67 theatres and 307 screens.

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

Our Strategy

We are committed to maintaining a leadership position in the exhibition industry by focusing on forward-thinking initiatives for the benefit of our guests. We do this through a combination of unique marketing outreach, seamless digital technology and innovative theatre amenities designed to 1) transform AMC into a world-class leader in customer engagement, 2) deliver the best in-person experience while at AMC theatres, 3) selectively adjust our footprint through expansion in certain markets and strategic closure of underperforming theatres, 4) pursue adjacent opportunities that extend the AMC brand, and 5) explore attractive acquisitions leveraging our existing capabilities and core competencies. Consistent with our history and culture of innovation, we believe our vision and relentless focus on these key elements, which apply strategic and marketing components to traditional theatrical exhibition, will drive our future success.

As discussed above, the COVID-19 pandemic has had a significant impact on our business. We have taken and continue to take steps to adapt our business strategy in the short-term in response to the COVID-19 pandemic, including adjusting our theatre operating hours in those markets where we are open to align screen availability and associated theatre operating costs with attendance levels for each theatre and implementing a comprehensive set of cleaning and operational protocols across our theatres, which are further discussed below. We have also taken and continue to take significant steps to preserve cash by eliminating non-essential costs. Our capital allocation strategy will be driven by the cash generation of our business and will be contingent on maintaining adequate liquidity as well as a required return threshold.

In the U.S. markets, in response to the COVID-19 pandemic and under advisement of current & former faculty of Harvard University’s School of Public Health as well as the Clorox Company, we developed a comprehensive set of cleaning and operational protocols branded “AMC Safe and Clean” which have been implemented at every one of our U.S. theatres. AMC Safe & Clean protocols include enhanced cleaning procedures that include extra time between showtimes to allow for a full, thorough cleaning and nightly disinfecting, use of high-tech high-efficiency particulate air vacuums, upgraded air filtration efforts including the use of minimum efficiency reporting value-13 filters wherever possible, hand sanitizing stations throughout the theatre and the availability to guests of disinfectant wipes. In the International markets, in response to the COVID-19 pandemic, we developed a comprehensive set of cleaning and operational protocols branded “We Are Safer Cinema” which have been implemented across our European theatres. Protocols include enhanced cleaning procedures and hand sanitizing stations throughout the theatre. We strictly follow local guidelines in regard to guest and staff masking and vaccination policies.

1)	Transform AMC into a World-Class Leader in Customer Engagement

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

In our U.S. markets, we begin the process of engagement with AMC Stubs®, our customer loyalty program, which allows members to earn rewards, receive discounts and participate in exclusive members-only offerings and services. It features a paid tier called AMC Stubs Premiere™ for a flat annual membership fee and a non-paid tier called AMC Stubs Insider™. Both programs reward loyal guests for their patronage of AMC theatres. Rewards earned are redeemable on future purchases at AMC locations.

AMC Stubs® A-List is our monthly subscription-based tier of our AMC Stubs® loyalty program. This program offers guests admission to movies at AMC up to three times per week, including multiple movies per day and repeat visits to already seen movies from $19.95 and $23.95 per month depending upon the geographic market. AMC Stubs®

A-List also includes premium offerings including IMAX®, Dolby Cinema™ at AMC, RealD, Prime and other proprietary PLF brands. AMC Stubs® A-List members can book tickets online in advance and select specific seats at AMC Theatres with reserved seating. Upon the temporary suspension of theatre operations due to the COVID-19 pandemic, all monthly A-List subscription charges were put on hold. As we reopened theatres, A-List members had the option to reactivate their subscription, which restarted the monthly charge for the program.

As of December 31, 2021, we had more than 25,300,000 member households enrolled in AMC Stubs® A-List, AMC Stubs Premiere™ and AMC Stubs Insider™ programs on a combined basis. Our AMC Stubs® members represented approximately 40% of AMC’s U.S. market attendance during the year ended December 31, 2021. Our large database of identified movie-goers also provides us with additional insight into our customers’ movie preferences. This enables us to have a larger, more personalized and targeted marketing effort.

In our International markets, we currently have loyalty programs in the major territories in which we operate. The movie-goers can earn points for spending money at the theatre, and those points can be redeemed for tickets and concession items at a later date. We currently have more than 12,800,000 members in our various International loyalty programs. We continue to evaluate the Odeon loyalty programs to determine how best to reward our European movie-goers and heighten guest loyalty to drive additional attendance to Odeon theatres.

Our marketing efforts are not limited to our loyalty program. We continue to improve our customer connections through our website and mobile apps and expand our online and movie offerings. We upgraded our mobile applications across the U.S. circuit with the ability to order food and beverage offerings via our mobile applications while ordering tickets ahead of scheduled showtimes. Our mobile applications also include AMC Theatres On Demand, a service for members of the AMC Stubs® loyalty program that allows them to rent or buy movies.

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

In June 2021, the Company launched AMC Investor Connect (“AIC”), an innovative new communication initiative to engage directly with its sizable retail shareholder base and convert shareholders into AMC consumers. AIC allows AMC shareholders to self-identify through the AMC website and receive AMC special offers and important Company updates. As part of AIC, members must sign up for an AMC Stubs account and provide additional personalized data that allows AMC to more precisely engage with our investor consumers. As of February 24, 2022, there were 613,807 global self-identified AMC shareholder members of AIC, which is comprised of both registered and beneficial shareholders.

During September 2021, we launched a multi-media global advertising campaign to engage customers and raise awareness about movie theatres’ unique experiences and how important theatrical exhibition is to the cultural fabric of society the world over. The multi-media campaign is anchored by a television commercial starring Oscar Winner Nicole Kidman, was directed by two-time Academy Award nominee Jeff Cronenweth and Tim Cronenweth, and was written by Academy Award screenwriter nominee Billy Ray. The campaign reinforces the communal and multi-sensory experience that can only be found in a movie theatre and introduces our new axiom: “AMC Theatres. We Make Movies Better.” This messaging will also be used in nine European countries by Odeon Cinema Group.

During the fourth quarter of 2021, we partnered with Sony Pictures to become the first theatrical exhibition company to offer AMC Stubs members a limited number of exclusive Spider-Man: No Way Home non-fungible tokens (“NFTs”) based on a ticket purchase and redemption of a Spider-Man ticket on the opening night of the film. Some 86,000 exclusive and limited edition NFTs offer guests a tradeable collectible commemorating the most successful film of 2021. This NFT is tradeable and in the future will offer discounts or other benefits to the then-current holders to generate future attendance. We will continue to implement innovative NFT offers to further engage and build loyalty with our guests.

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

Comfort and Convenience Innovations. Recliner seating is the key feature of our theatre renovations. We believe that maximizing comfort and convenience for our customers will be increasingly necessary to maintain and improve our relevance. These renovations, in conjunction with capital contributions from our landlords, involve stripping theatres to their basic structure in order to replace finishes throughout, upgrading the sight and sound experience, installing modernized points of sale and, most importantly, replacing traditional theatre seats with plush, electric recliners that allow customers to deploy a leg rest and fully recline at the push of a button. As of December 31, 2019, prior to the COVID-19 pandemic, the quality improvement in the customer experience could drive a 33% increase in attendance, on average, at these locations in their first-year post renovation. These increases will only continue post-COVID-19 pandemic if attendance returns to normalized pre COVID-19 levels. Upon reopening a remodeled theatre, we typically increase the ticket price to reflect the enhanced consumer experience.

As of December 31, 2021, in our U.S. markets, we featured recliner seating in approximately 351 U.S. theatres, including Dine-in-Theatres, totaling approximately 3,395 screens and representing 43.8% of total U.S. screens. In our International markets, as of December 31, 2021, we had recliner seating in approximately 89 International theatres, totaling approximately 572 screens and representing 20.4% of total International screens.

Open-source internet ticketing makes AMC’s entire universe of seats in the U.S. (approximately 1.1 million as of December 31, 2021), for all our show times, as available as possible, on as many websites and mobile applications as possible. Our tickets are currently on sale either directly or through mobile apps, at our own website and our mobile apps and other third-party ticketing vendors. For the year ended December 31, 2021, approximately 67% of our tickets were purchased online in the U.S., with approximately 80% of total online tickets being purchased through AMC.

Traditional payment sources are evolving rapidly around the globe as the use of cryptocurrencies become more popular and convenient. In response, during the fourth quarter of 2021, we introduced the ability for consumers to pay for tickets, food and beverage items and associated gifts cards with cryptocurrencies in the U.S. markets, including Bitcoin, Ethereum, Litecoin and Bitcoin Cash. The acceptance of cryptocurrency is designed to offer guests greater flexibility and convenience, which we believe will increase attendance.

Imaginative Food and Beverage Initiatives. Our deployment initiatives also apply to food and beverage enhancements. We have expanded our menu of enhanced food and beverage products to include meals, healthy snacks, premium beers, wine and mixed drinks, and other gourmet products. Our long-term growth strategy calls for investment across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage design improvements to the development of new dine-in theatre options. As a result of the COVID-19 pandemic, we have temporarily modified our food and beverage operations to include more simplified concession menus, cashless transactions technology, hand sanitizer and disinfecting wipes, and condiment and drink refills available by request, all in an effort to reduce the number of touchpoints between guests and employees. We have also upgraded our Coca-Cola Freestyle beverage machines to include a mobile app allowing guests to dispense drinks without the need to utilize the machine’s touch screen and we have expanded the capabilities of our online and mobile apps to include the ability to pre-order food and beverages when advanced tickets are purchased. Guests are able to order food and beverage items when buying tickets in advance and have the items ready upon arrival and available at dedicated pick-up areas or delivered to seat at select theatres.

Our MacGuffins Bar and Lounges (“MacGuffins”) give us an opportunity to engage our legal age customers. As of December 31, 2021, we offer alcohol in approximately 349 AMC theatres in the U.S. markets and 243 theatres in our International markets and continue to explore expansion globally.

Exciting Premium Large Format Offerings. PLF auditoriums generate our highest customer satisfaction scores, and we believe the investment in premium formats increases the value of the movie-going experience for our guests, ultimately leading to additional ticket revenue. To that end, we are committed to investing in and expanding our offerings of the best sight and sound experiences through a combination of our partnerships with IMAX® and Dolby Cinema™ and the further development of our own proprietary PLF offering, AMC Prime.

●	IMAX®. IMAX® is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations.

As of December 31, 2021, AMC was the largest IMAX® exhibitor in the U.S., with 186 (3D enabled) IMAX® screens and a 57% market share. Each one of our IMAX® local installations is protected by geographic exclusivity, and as of December 31, 2021, our IMAX® screen count was 96% greater than our closest competitor. We also operate 35 IMAX® screens in Europe. As part of our long-term growth strategy, we expect to continue to expand our IMAX® relationship across the U.S. and Europe, further strengthening our position as the largest IMAX® exhibitor in the U.S. and a leading IMAX® exhibitor in the United Kingdom and Europe.

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

As of December 31, 2021, we operated 154 Dolby Cinema™ at AMC auditoriums in the U.S. In December 2018, we introduced the first United Kingdom Dolby Cinema Auditorium in our iconic Leicester Square theatre in the heart of London, ending 2021 with eight Dolby Cinema™ Auditoriums in the International markets. We expect to expand the deployment of our innovative Dolby Cinema™ auditoriums in both our U.S. and International markets as part of our long-term growth strategy.

●	In-house PLF Brands. We also offer our private label PLF experience at many of our locations, with superior sight and sound technology and enhanced seating as contrasted with our traditional auditoriums. These proprietary PLF auditoriums offer an enhanced theatrical experience for movie-goers beyond our current core theatres, at a lower price premium than IMAX® or Dolby Cinema™. Therefore, it may be especially relevant in smaller or more price-sensitive markets. As of December 31, 2021, we operated 56 screens under proprietary PLF brand names in the U.S. markets and 77 screens in the International markets.

The following table provides detail with respect to digital delivery, 3D enabled projection, large screen formats, such as IMAX® and our proprietary Dolby Cinema™, other PLF screens, enhanced food and beverage offerings and our premium seating as deployed throughout our circuit on December 31, 2021:

	U.S. Markets		International Markets
Format	Theatres	Screens	Theatres	Screens
IMAX®	185	186	38	38
Dolby Cinema™	154	154	8	8
Other PLF	56	56	76	77
Dine-in theatres	51	729	3	13
Premium seating	351	3,395	89	572

3)	Expand and Strategically Close Underperforming Theatres

Our long-term growth strategy includes the deployment of our strategic growth initiatives, opening new-build theatres and continued exploration of small acquisitions. By expanding our platform through disciplined new-build theatres and acquisitions, we are able to further deploy our proven strategic initiatives while further diversifying our consumer base, leading to greater appeal for more films. The additional scale achieved through new-build theatres and acquisitions also serves to benefit AMC through global procurement savings and increased overhead efficiencies. We believe that expansion offers us additional opportunities to introduce our proven guest-focused strategies to movie-goers and will generate meaningful benefits to guests, employees, studio partners and our shareholders. During the year ended December 31, 2021, we acquired 11 theatres with 140 screens, reopened one theatre with eight screens and built and opened 10 new theatres with 82 screens to implement our strategy to install consumer experience upgrades.

Our long-term strategy also includes strategically closing underperforming theatres. During the year ended December 31, 2021, we permanently closed 20 theatres with 166 screens for leased locations where we could not renegotiate an acceptable future rent term and also owned properties, where we are seeking to sell the real estate to monetize its value.

The following table sets forth our historical information concerning new builds (including expansions), acquisitions and dispositions (including net construction closures) and end-of-period operated theatres and screens through December 31, 2021:

					Permanent/Temporary
					Closures/(Openings),
	New Builds		Acquisitions		net		Total Theatres
	Number of	Number of	Number of	Number of	Number of	Number of	Number of	Number of
Fiscal Year	Theatres	Screens	Theatres	Screens	Theatres	Screens	Theatres	Screens
Beginning balance							906	10,558
Calendar 2017	12	96	128	736	32	221	1,014	11,169
Calendar 2018	11	89	4	39	23	206	1,006	11,091
Calendar 2019	10	85	7	70	19	205	1,004	11,041
Calendar 2020	8	63	1	14	63	575	950	10,543
Calendar 2021	10	82	11	140	25	203	946	10,562
	51	415	151	999	162	1,410

4)	Pursue Adjacent Opportunities that Extend the AMC Brand

We believe there is considerable opportunity to extend and monetize the AMC brand outside of our movie theatre auditoriums. We plan to pursue opportunities that capitalize on our attractive customer base, our leading brand, our 100+ years of food and beverage expertise, and technology capabilities.

As part of that strategy, in the fourth quarter of 2021, we announced we would be expanding our food and beverage business beyond theatrical exhibition and enter the multi-billion dollar popcorn industry with the launch of AMC Theatres Perfectly Popcorn in the U.S. markets.

●	Beginning in 2022, we will sell freshly made AMC Theatres Perfectly Popcorn at select mall retail locations around the country. Kiosks, counters, and stores will feature real AMC movie theatre popcorn and other AMC movie theatre treats.
●	Additionally, we also plan to make our AMC Theatres Perfectly Popcorn, freshly popped in nearby theatres, available through food delivery-to-home services. In this way, consumers will be able to enjoy a slice of the AMC experience when being entertained at home.
●	We will sell “To Go” packages at our theatres of freshly popped popcorn for takeout and/or pickup.
●	Also coming later in 2022, we plan to offer prepackaged and ready-to-pop microwaveable AMC Theatres Perfectly Popcorn, which will become available for purchase in supermarkets and convenience stores around the country.

AMC Theatres Perfectly Popcorn is an opportunity to diversify our business and to create a new food and beverage revenue stream for the Company.

5)	Explore Attractive Acquisitions Leveraging Our Existing Capabilities and Core Competencies

As part of our plans to pursue value-enhancing initiatives that lead to diversification of our business, we will consider attractive and opportunistic acquisitions inside and outside the Exhibition industry that leverage AMC’s footprint and capabilities as well as the core competencies and experiences of AMC’s management team.

Our Competitive Strengths

We believe we have the following competitive strengths:

Leading guest engagement through digital marketing and technology platforms. Through our AMC Stubs® loyalty program, we have developed a consumer database of some 25.3 million households, representing approximately 52 million individuals. Our digital marketing and technology platforms allow us to engage with these customers frequently, efficiently and on a very personalized level. We believe personalized data drives increased engagement, resulting in higher attendance.

Leading Market Share in Important, Affluent and Diverse Markets. As of December 31, 2021, across our three biggest metropolitan markets in the United States—New York, Los Angeles and Chicago, representing 19% of the country’s total box office—we held a 44% combined market share. We had theatres located in the top 25 U.S. markets, holding the #1 or #2 position in 19 of those 25 markets based on box office revenue. We are also the #1 theatre operator in Italy, Sweden, Norway, Finland, and Spain; the #2 operator in the United Kingdom and Ireland; the #3 operator in Portugal; and the #4 operator in Germany as of December 31, 2021. We believe our strong presence in these top markets makes our theatres highly visible and therefore strategically more important to content providers, who rely on the large audiences and marketing momentum provided by major markets to drive opinion-making and deliver a movie’s overall box office results.

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

Well Located, Highly Productive Theatres. Our theatres are generally located in the top retail centers across the United States. We believe this provides for long-term visibility and higher productivity and is a key element in the success of our enhanced food and beverage and more comfort and convenience initiatives. Our location strategy, combined with our strong major market presence, enable us to deliver industry-leading theatre-level productivity. During the year ended December 31, 2021, eight of the 10 highest grossing theatres in the U.S. were AMC theatres, according to data provided by Comscore. During the same period, AMC’s U.S. markets average total revenues per theatre was approximately $3.2 million. This per unit productivity is important not only to content providers, but also to developers and landlords, for whom per location and per square foot sales numbers are critical measures.

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

Sources of Revenue

Box Office Admissions and Film Content. Box office admissions are our largest source of revenue. We predominantly license theatrical films from distributors owned by major film production companies and from independent distributors on a film-by-film and theatre-by-theatre basis. Film exhibition costs are based on a share of admissions revenues and are accrued based on estimates of the final settlement pursuant to our film licenses. These licenses typically state that rental fees are based on the box office performance of each film, though in certain circumstances and less frequently, our rental fees are based on a mutually agreed settlement rate that is fixed. In some European territories, film rental fees are established on a weekly basis and some licenses use a per capita agreement instead of a revenue share, paying a flat amount per ticket.

The North American and International industry box office have been significantly impacted by the COVID-19 pandemic. As a result, film distributors have postponed new film theatrical releases and/or shortened or disregarded the period of theatrical exclusivity (the “window”). Theatrical releases may continue to be postponed and windows shortened or disregarded while the box office suffers from COVID-19 impacts. As a result of the reduction in theatrical film releases, we have licensed and exhibited a larger number of previously released films that have lower film rental terms. We have made adjustments to theatre operating hours to align screen availability and associated theatre operating costs with attendance levels for each theatre.

As we continue our recovery from the impacts of the COVID-19 pandemic on our business, our aggregate attendance levels remain significantly behind pre-pandemic levels. However, for the first time since 2019, substantially all of our worldwide theatres were open for the entirety of the third and fourth quarters of 2021.

During the year ended December 31, 2021, films licensed from our six largest movie studio distributors based on revenues accounted for approximately 87% of our U.S. admissions revenues, which consisted of Sony, Disney, Universal, Warner Bros., Paramount, and Lionsgate. In Europe, approximately 77% of our box office revenue came from films attributed to our four largest movie distributor groups; which consisted of Universal, Disney, Sony, and Warner Bros. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor’s films in any given year.

Food and Beverage. Food and beverage sales are our second largest source of revenue after box office admissions. We offer enhanced food and beverage products that include meals, healthy snacks, premium liquor, beer and wine options, and other gourmet products. Our long-term growth strategy calls for investment across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage menu improvements to the expansion of our dine-in theatre brand. As a result of the COVID-19 pandemic, we have streamlined our concession menus to focus on our best-selling products and expanded cashless transactions technology through the deployment of mobile ordering across all brands, all in an effort to reduce the number of touchpoints between guests and employees. We have also upgraded our Coca-Cola Freestyle beverage software to allow guests to dispense drinks without the need to utilize the machine’s touch screen using the Coca-Cola Freestyle app.

We currently operate 51 Dine-In Theatres in the U.S. and three Dine-In Theatres in Europe that deliver chef-inspired menus with seat-side or delivery service to luxury recliners with tables. Our recent Dine-In Theatre concepts are designed to capitalize on the latest food service trend, the fast and casual eating experience.

Our MacGuffins Bar and Lounges (“MacGuffins”) give us an opportunity to engage our legal age customers. As of December 31, 2021, we offer alcohol in approximately 349 AMC theatres in the U.S. markets and 243 theatres in our International markets and continue to explore expansion globally.

Theatrical Exhibition Industry and Competition

U.S. markets. In the U.S., the movie exhibition business is large, stable, and mature. While in any given calendar quarter the quantity and quality of movies can drive volatile results, box office revenues have generally advanced from 2011 to 2019. The industry’s best year ever, in terms of revenues, was 2018, with box office revenues of approximately $11.9 billion, an increase of approximately 7.1% from 2017, with 1.3 billion admissions in the U.S. and Canada. Due to the COVID-19 pandemic, local, state and federal governments issued stay-at-home orders and closure notices for certain businesses, including all theatres and studio production, for an extended portion of 2020. As a result, new film content production remained nearly non-existent, and a large portion of 2020 scheduled movies were released in the home on streaming platforms or moved into 2021.

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

The following table represents information about the U.S./Canada exhibition industry obtained from the National Association of Theatre Owners, with the exception of box office revenues for calendar years 2021 and 2020 obtained from Comscore. See Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7 thereof for information regarding our operating data:

	Box Office		Average
	Revenues	Attendance	Ticket	Number of	Indoor
Calendar Year	(in millions)	(in millions)	Price	Theatres	Screens
2021	$4,544	447	$10.17	*	*
2020	2,205	240	9.18	5,477	40,200
2019	11,400	1,244	9.16	5,548	40,613
2018	11,880	1,304	9.11	5,482	40,313
2017	11,091	1,236	8.97	5,398	39,651
2016	11,372	1,314	8.65	5,472	40,009
2015	11,120	1,320	8.42	5,484	39,411
2014	10,400	1,270	8.19	5,463	39,356
2013	10,920	1,340	8.15	5,326	39,368
2012	10,790	1,360	7.93	5,317	39,056

* Number of theatres and indoor screens information was not available for calendar year 2021 as of the date of this filing.

Based on information obtained from Comscore, we believe that the three largest exhibitors, in terms of U.S./Canada box office revenue (AMC, Regal Entertainment Group, and Cinemark Holdings, Inc.) generated approximately 54% of the box office revenues in 2021.

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

Additionally, U.S. films generate the majority of the box office in Europe, but movie-goers in specific geographies welcome locally produced films with local actors and familiar story lines which can mitigate film genre attendance fluctuations. Going forward, we believe we will see positive growth in theatre attendance as we continue to deploy our proven guest-centered innovations like recliner seating, enhanced food and beverage offerings, and premium large format experiences. Like the U.S., the international industry box office suffered from months of theatre closures, significantly fewer new films and reopening restrictions and generated far fewer sales than 2019.

The following table provides information about the exhibition industry attendance for the International markets where we operate obtained from territory industry trade sources, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7 thereof for information regarding our operating data:

	Calendar Year
(In millions)	2021	2020	2019	2018	2017
United Kingdom	74.6	44.0	176.0	177.3	170.6
Germany	42.5	37.3	119.9	104.2	122.3
Spain	41.5	28.7	105.8	97.8	99.8
Italy	26.6	30.2	104.7	91.8	99.0
Sweden	6.1	5.4	15.8	16.3	16.9
Ireland	6.1	3.9	15.1	15.8	16.1
Portugal	5.3	3.6	15.2	14.6	15.6
Norway	5.6	4.8	11.3	12.1	11.8
Finland	3.4	3.9	8.4	8.1	8.5
Total	211.7	161.8	572.2	538.0	560.6

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

Regulatory Environment

The distribution of motion pictures is subject to regulation under federal and state antitrust laws and has been the subject of numerous antitrust cases. Consent decrees, resulting from one of those cases to which we were not a party, have had a material impact on the industry and us. Those consent decrees bound certain major motion picture distributors and limited how motion pictures could be distributed. The U.S. Department of Justice recently terminated the consent decrees, subject to a two-year sunset period for certain prohibitions, including block booking and circuit dealing. At this time, we cannot project what impact, if any, termination of the consent decrees may have on industry licensing practices.

Our theatres in the United States must comply with Title III of the Americans with Disabilities Act, or ADA. Compliance with the ADA requires that public accommodations, including websites and mobile apps for such accommodations, be accessible to individuals with disabilities and that new construction or alterations are made to conform to accessibility guidelines. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, and awards of damages to private litigants and additional capital expenditures to remedy such noncompliance. As an employer covered by the ADA, we must make reasonable accommodations to the limitations of employees and qualified applicants with disabilities, provided that such reasonable accommodations do not pose an undue hardship on the operation of our business. In addition, many of our employees are covered by various government employment regulations, including minimum wage, overtime and working conditions regulations. In Europe, all territories have similar national regulations relating to disabilities.

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

COVID-19 Pandemic Impacts. The pandemic has had enormous impacts on our industry, guests and associates and has resulted in material variances in our associate metrics in calendar 2021 compared to the 2019 pre COVID-19 years. As of December 31, 2021, we employed a total of approximately 31,198 employees, including part-time employees, consisting of approximately 3,046 full-time and approximately 28,152 part-time employees, up from an aggregate of approximately 25,019 employees, including part-time and furloughed employees, consisting of approximately 3,449 full-time and approximately 21,570 part-time employees as of December 31, 2020, and down from an aggregate of approximately 38,872 employees consisting of approximately 3,952 full-time and approximately 34,920 part-time employees as of December 31, 2019.

Despite the challenges presented by the pandemic, our associates have been instrumental in delivering AMC’s Safe & Clean program, which launched upon the reopening of our theatres in the fall of 2020. Safe & Clean is a set of cleaning protocols and measures that we have implemented to protect the health and safety of our guests and associates. Our new policies and procedures are advised by faculty members at Harvard School of Public Health and have been developed with the Clorox Company.

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

Diversity, Equity and Inclusion. Our goal is to create a workforce as diverse as the guests we serve and the movies we show on our screens. As such, Diversity, Equity and Inclusion (“DEI”) are fundamental to our culture and critical to our success. In support of this goal, AMC established four councils in support of Women, Latinx, African American and LGBTQ+ associates. The purpose of these councils is to strengthen AMC’s culture by defining opportunities to embrace our diversity, lead with fairness and impartiality and create a more inclusive work environment by leveraging associate experiences. These councils are supported by the DEI function under the guidance of the Chief Human Resources Officer. This DEI focus ensures that all communities are represented in our long-term systemic approach. Our work has been recognized externally: AMC has received a perfect score for 14 consecutive years on the Human Rights Campaign Foundation’s Corporate Equality Index as one of the “Best Places to Work for LGBTQ Equality”; and for seven years running has been named one of the “Best Places to Work” for people with disabilities on the Disability Equality Index.

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

Information about our Executive Officers

The following table sets forth certain information regarding our executive officers and key employees as of February 24, 2022:

Name	Age	Position(s) Held
Adam M. Aron	67	Chairman of the Board, Chief Executive Officer and President
Sean D. Goodman	56	Executive Vice President, Chief Financial Officer and Treasurer
John D. McDonald	64	Executive Vice President, U.S. Operations
Elizabeth Frank	52	Executive Vice President, Worldwide Programming and Chief Content Officer
Stephen A. Colanero	55	Executive Vice President and Chief Marketing Officer
Kevin M. Connor	59	Senior Vice President, General Counsel and Secretary
Chris A. Cox	56	Senior Vice President and Chief Accounting Officer
Carla C. Chavarria	56	Senior Vice President, and Chief Human Resources Officer
Daniel Ellis	53	Senior Vice President, Domestic Development

All our current executive officers hold their offices at the pleasure of our board of directors, subject to rights under their respective employment agreements in some cases. There are no family relationships between or among any executive officers.

Mr. Adam Aron has served as Chief Executive Officer, President and Director of the Company since January 2016, and as Chairman of the Board of Directors since July 2021. From February 2015 to December 2015, Mr. Aron was Chief Executive Officer of Starwood Hotels and Resorts Worldwide, Inc. and served on the board from 2006 to 2015. Since 2006, Mr. Aron has served as Chairman and Chief Executive Officer of World Leisure Partners, Inc., a personal consultancy for matters related to travel and tourism, high-end real estate development, and professional sports, that he founded. Mr. Aron served as Chief Executive Officer and Co-Owner of the Philadelphia 76ers from 2011 to 2013, and remains an investor. From 2006 to 2015, Mr. Aron served as Senior Operating Partner of Apollo Management L.P. Mr. Aron currently serves on the board of directors of Norwegian Cruise Line Holdings, Ltd. and HBSE, which owns the NHL’s New Jersey Devils and the NBA’s Philadelphia 76ers. Mr. Aron briefly served on the board of directors of Centricus Acquisitions Corp. in 2021. He also served on the board of directors of Prestige Cruise Holdings Inc. from 2007 to 2014. Mr. Aron received a Master’s of Business Administration degree with distinction from the Harvard Business School and a Bachelor of Arts degree cum laude from Harvard College.

Mr. Sean D. Goodman has served as AMC’s Executive Vice President, Chief Financial Officer and Treasurer since January 2022, Executive Vice President and Chief Financial Officer from February 2020 to January 2022, and Executive Vice President Finance from December 2019 to February 2020. Prior to joining AMC, Mr. Goodman was the Chief Financial Officer of Asbury Automotive Group, Inc. (“ABG”) from July 2017 to November 2019. Before to joining ABG, Mr. Goodman served as the Chief Financial Officer of Unifi, Inc. between January 2016 to June 2017. Mr. Goodman also served as the Chief Financial Officer Americas for Landis+Gyr, AG., from April 2011 to January 2016. Earlier in his career, Mr. Goodman served in various roles with increasing responsibility at The Home Depot, Inc., from February 2006 to April 2011. Mr. Goodman began his career as an investment banker with Morgan Stanley, Inc. and in various consulting and accounting positions with Deloitte LLP. Mr. Goodman is a certified public accountant and has a Masters Degree in Business Administration from The Harvard Business School and a Bachelor of Business Science Degree (with honors) from the University of Cape Town in South Africa.

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

Item 1A. Risk Factors.

The following is a summary list of risk factors:

Risks Related to the COVID-19 Pandemic

●	the impact of the COVID-19 virus on us, the motion picture exhibition industry, and the economy in general, including our response to the COVID-19 virus related to interruptions of operations at our theatres, personnel reductions and other cost-cutting measures and actions to maintain necessary liquidity, and increases in expenses relating to precautionary measures at our facilities to protect the health and well-being of our customers and employees.

Financial Risks

●	our ability to obtain additional liquidity, which if not realized or insufficient, likely would result with us seeking an in-court or out-of-court restructuring of our liabilities absent more normalized levels of attendance and operating revenues, and in the event of such future liquidation or bankruptcy proceeding, holders of our Common Stock and other securities would likely suffer a total loss of their investment;
●	our substantial level of indebtedness and our current liquidity constraints could adversely affect our financial condition and our ability to service our indebtedness, to pre-pay debt, and to refinance debt and to do so on favorable terms, and our ability to take advantage of certain business opportunities, which could negatively impact the ability of investors to recover their investment in the Common Stock;
●	risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges;
●	limitations on the availability of capital or poor financial results may prevent us from deploying strategic initiatives;
●	we are currently not paying dividends and in the future may not generate sufficient cash flows or have sufficient restricted payment capacity under our Senior Secured Credit Facilities or the indentures governing our debt securities to pay dividends on our Common Stock;
●	our ability to recognize interest deduction carryforwards and net operating loss carryforwards to reduce our future tax liability;
●	our ability to recognize certain international deferred tax assets which currently do not have a valuation allowance recorded; and
●	impact of the elimination of the calculation of USD LIBOR rates on our contracts indexed to USD LIBOR.

Operational Risks

●	risks relating to motion picture production and theatrical performance;
●	our lack of control over distributors of films;
●	intense competition in the geographic areas in which we operate among exhibitors or from other forms of entertainment;
●	increased use of alternative film delivery methods including premium video on demand or other forms of entertainment;
●	shrinking exclusive theatrical release windows or release of movies to theatrical exhibition and streaming platforms on the same date;
●	AMC Stubs® A-List may not meet anticipated revenue projections, which could result in a negative impact upon operating results;
●	failures, unavailability or security breaches of our information systems;
●	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;
●	our ability to achieve expected synergies, benefits and performance from our strategic theatre acquisitions and strategic initiatives;
●	the risk of severe weather events or other events caused by climate change disrupting or limiting operations;
●	supply chain disruptions and labor shortages may negatively impact our operating results; and
●	optimizing our theatre circuit through new construction and the transformation of our existing theatres may be subject to delay and unanticipated costs.

Regulatory Risks

●	general and international economic, political, regulatory, social and financial market conditions, economic unrest, terrorism, hostilities, cyber-attacks, war, widespread health emergencies, such as COVID-19 or other pandemics, and other geopolitical risks;
●	review by antitrust authorities in connection with acquisition opportunities;

●	risks relating to the incurrence of legal liability, including costs associated with ongoing securities class action lawsuits;
●	increased costs in order to comply or resulting from a failure to comply with governmental regulation, including the General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”) and pending future domestic privacy laws and regulations;
●	geopolitical events, including the threat of terrorism or cyber-attacks, or widespread health emergencies, such as the novel coronavirus or other pandemics or epidemics, causing people to avoid our theatres or other public places where large crowds are in attendance; and
●	other risks referenced from time to time in filings with the SEC.

Risks Related to our Common Stock

●	there has been significant recent dilution and potential future dilution of our Common Stock, which could adversely affect the market price of shares of our Common Stock;
●	the market price and trading volume of our shares of Common Stock has been and may continue to be volatile, and purchasers of our securities could incur substantial losses;
●	future offerings of debt, which would be senior to our Common Stock for purposes of distributions or upon liquidation, could adversely affect the market price of our Common Stock;
●	anti-takeover protections in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage or prevent a takeover of our Company, even if an acquisition would be beneficial to our stockholders; and
●	an issuance of preferred stock could dilute the voting power of the Common Stockholders and adversely affect the market value of our Common Stock.

Risk Related to the COVID-19 Pandemic

The COVID-19 pandemic has disrupted our business and will continue to adversely affect our business, theatres, results of operations and liquidity.

The COVID-19 pandemic has had and will continue to have a significant and adverse impact on our business.

Over the course of 2021, we reopened and were operating in nearly all of our domestic and international theatres, with seating capacity restrictions winding down or eliminated in most jurisdictions. Our reopened theatres are not generating the attendance and revenue from admissions and food and beverage sales compared to historical levels and our cash burn is higher than when theatres were closed. The extent of our cash burn in the future will primarily be dependent on attendance, which drives admission, food and beverage, and other revenue. The ultimate duration of the pandemic is uncertain, and there remain significant risks that may negatively impact attendance, including a resurgence of COVID-19, consequential related restrictions, potential movie-goer reluctance to attend theatres due to COVID-19 outbreaks or the emergence of variant strains, movie studio release schedules and direct-to-streaming or other changing movie-studio practices as a result of the pandemic. We cannot predict with certainty when or if our business will return to closer to normal levels. In addition, governmental officials may impose further restrictions on travel or introduce additional social distancing measures such as further limiting the number of people allowed in a theatre at any given time.

The resumption of operations has resulted in a ramp-up in costs to operate our business. While we plan to closely monitor our costs to the extent possible, we continue to incur significant cash outflows, including interest payments, taxes, critical maintenance capital expenditures, expenses associated with the resumption of operations, and certain compensation and benefits payments.

We may face difficulty in maintaining relationships with our landlords, vendors, motion picture distributors, customers, and employees during suspension and recovery periods. Since the outbreak of the COVID-19 virus, movie studios have, at various times, suspended production of movies and delayed the release date of movies. Some movie studios have also reduced or eliminated the theatrical exclusive release window or have skipped a theatrical release and released their movies through streaming or other channels, or have announced that future theatrical releases will be released concurrently through streaming channels, and studios may continue to do so with additional releases for the duration of the pandemic and after the pandemic has subsided. The longer and more severe the pandemic, including repeat or cyclical outbreaks beyond the spread of the Omicron variant, the more severe the adverse effects will be on our business, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness.

Even when the COVID-19 pandemic subsides, we cannot guarantee that we will recover as rapidly as other industries, or that we will recover as rapidly as others within the industry due to our strong footprint in densely populated areas. For example, even where applicable government restrictions are lifted or reduced, it is unclear how quickly patrons will return to our theatres, which may be a function of continued concerns over safety and social distancing and/or depressed consumer sentiment due to adverse economic conditions, including job losses, among other things. The continued high level of COVID-19 cases may continue to significantly depress attendance levels. If we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate, we could suffer damage to our reputation, which could significantly adversely affect our business. Furthermore, the effects of the pandemic on our business could be long-lasting and could continue to have adverse effects on our business, results of operations, liquidity, cash flows and financial condition, some of which may be significant, and may adversely impact our ability to operate our business on the same terms as we conducted business prior to the pandemic. Significant impacts on our business caused by the COVID-19 pandemic include and are likely to continue to include, among others:

●	lack of availability of films in the short or long term, including as a result of (i) continued delay in film releases; (ii) release of scheduled films on alternative channels or (iii) disruptions of film production;
●	decreased attendance at our theatres, including due to (i) continued safety and health concerns, (ii) additional regulatory requirements limiting our seating capacity, (iii) a change in consumer behavior in favor of alternative forms of entertainment, or (iv) resistance to locally imposed vaccination requirements in certain markets;
●	increased operating costs resulting from additional regulatory requirements enacted in response to the COVID-19 pandemic and from precautionary measures we voluntarily take at our facilities to protect the health and well-being of our customers and employees;
●	our ability to negotiate favorable rent payment terms with our landlords;
●	unavailability of employees and/or their inability or unwillingness to conduct work under any revised work environment protocols, including vaccination mandates, or due to general shortages in the labor market;
●	supply chain disruptions that may affect the availability and costs of food, beverage, and other items that we sell in our theatres;
●	increased risks related to employee matters, including increased employment litigation and claims relating to terminations or furloughs caused by the suspension of theatre operations and vaccination or testing requirements;
●	reductions and delays associated with planned operating and capital expenditures;
●	further impairment charges upon a portion of our goodwill, long-lived assets or intangible assets as consequence of failure to meet operating projections and other adverse events or circumstances, as a result of the impact on our prior impairment analysis due to delays in theatre reopenings or future interruptions in operations, which could be material to our results of operations and financial condition;
●	our inability to generate significant cash flow from operations if our theatres continue to operate at significantly lower than historical levels, which could lead to a substantial increase in indebtedness and negatively impact our ability to comply with the financial covenants, as applicable, in our debt agreements;
●	our inability to access lending, capital markets and other sources of liquidity, if needed, on reasonable terms, or at all, or obtain amendments, extensions and waivers of financial maintenance covenants, among other material terms;
●	our inability to effectively meet our short- and long-term obligations; and

●	our inability to service our existing and future indebtedness or other liabilities, the failure of which could result in insolvency proceedings and result in a total loss of your equity investment.

 The outbreak of COVID-19 has also significantly increased economic uncertainty and disrupted supply chains. It is possible that the current outbreak or continued spread of COVID-19 will cause a global recession, which could further adversely affect our business, and such adverse effects may be material. We have never previously experienced a complete cessation of our operations, and as a consequence, our ability to predict the impact of such a cessation on our operations and future prospects is uncertain. In addition, the magnitude, duration and speed of the global pandemic is uncertain. As a consequence, we cannot estimate the impact on our business, financial condition or near or longer-term financial or operational results with certainty.

The COVID-19 pandemic (including governmental responses, broad economic impacts and market disruptions) has heightened the risks related to the other risk factors described herein.

Financial Risks

In the absence of significant increases in attendance from current levels, or obtaining significant additional sources of liquidity, an investment in our Common Stock is highly speculative; holders of our Common Stock could suffer a total loss of their investment.

To remain viable beyond the next twelve months, the Company will require additional sources of liquidity, reductions or abatements of its rent obligations and/or significant increases in attendance levels, see Liquidity and Capital Resources—For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020 included in Part II, Item 7 thereof for further information regarding attendance assumptions. The required amounts of additional liquidity may be material. Although the Company believes that cash flow from operations and the liquidity under its borrowing facilities will be sufficient to meet its material cash requirements over the next twelve months, it is actively continuing to explore additional sources of liquidity. The Company is unable to determine at this time whether any additional sources of liquidity will be available to it or if available, individually or taken together, will be sufficient to address its potential liquidity needs. There is significant uncertainty as to whether these potential sources of liquidity will be realized or that they will be sufficient to generate the material amounts of additional liquidity that may be required until the Company is able to achieve more normalized levels of attendance and operating revenues. Any individual source of liquidity that the Company is pursuing may not be sufficient to address all the Company’s future liquidity requirements, and even if all of the potential sources of liquidity that the Company is pursuing are available, they may not be sufficient to address the Company’s liquidity requirements. Further, any relief provided by lenders, governmental agencies, and business partners may not be adequate and may include onerous terms, particularly if we face additional rounds of suspension of operations at our theatres, scheduled movies releases fail to drive increased attendance, scheduled releases continue to be postponed or moved to the home video market, or if the attendance levels of, and revenues generated by, our reopened theatres normalize at a level that will not support our substantial amount of indebtedness, rent liabilities or other obligations. Due to these factors, if attendance levels do not increase significantly compared to 2021 and if the Company is unable to obtain the necessary additional sources of liquidity, an investment in our Common Stock is highly speculative.

In the event the Company’s attendance levels do not continue to increase significantly compared to 2021 and achieve levels in line with pre COVID-19 attendance, we would seek to negotiate with creditors changes to our balance sheet liabilities and continue to take steps to reach agreements with our landlords to reduce or abate its rent obligations. Ultimately, if attendance levels do not normalize and we are unsuccessful in restructuring our liabilities, we would face the risk of a future liquidation or bankruptcy proceeding, in which case holders of the Company’s Common Stock would likely suffer a total loss of their investment.

Our substantial level of indebtedness and our current liquidity constraints could adversely affect our financial condition and our ability to service our indebtedness, which could negatively impact your ability to recover your investment in the Common Stock.

We have a substantial amount of indebtedness, which requires significant interest payments. As of December 31, 2021, we had outstanding approximately $5,428.0 million of indebtedness ($5,169.1 million aggregate principal amount) and $72.7 million of existing finance lease obligations. As of December 31, 2021, we also had approximately $5.3 billion of discounted rental payments under operating leases (with a weighted average remaining lease term of 10.0 years). Subsequent to December 31, 2021, our indebtedness has increased due to the $950 million aggregate principal amount of 7.5% First Lien Senior Secured Notes due 2029 that were issued on February 14, 2022, partially offset by the full redemption of the $500 million aggregate principal amount of the First Lien Notes due 2025, the $300 million aggregate principal amount of our 10.5% First Lien Senior Secured Notes due 2026, and $73.5 million aggregate principal amount of our 15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026.

The Company’s cash expenditures for rent increased significantly in the second, third, and fourth quarters of 2021 as previously deferred rent payments and landlord concessions started to become current obligations. The Company received rent concessions provided by the lessors that aided in mitigating the economic effects of COVID-19 during the pandemic. These concessions primarily consisted of rent abatements and the deferral of rent payments. As a result, deferred lease amounts were approximately $315.1 million as of December 31, 2021. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for a summary of the estimated future repayment terms for the deferred lease amounts due to COVID-19.

Our substantial level of indebtedness and the current constraints on our liquidity could have important consequences, including the following:

●	we entered into the Ninth Amendment (as defined in Note 8—Corporate Borrowings and Finance Lease Obligations in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof), pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant applicable to the Senior Secured Revolving Credit Facility from March 31, 2021 to March 31, 2022, which was further extended by the Eleventh Amendment (as defined in Note 8—Corporate Borrowings and Finance Lease Obligations in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof) from March 31, 2022 to March 31, 2023, as described, and on the terms and conditions specified, therein, including a minimum liquidity requirement of $100 million during the covenant suspension period in addition to the £32.5 million minimum liquidity required (approximately $44 million) required under the Odeon Term Loan Facility. A breach of any condition to the financial covenant suspension set forth in the Credit Agreement may result in an event of default under the Credit Agreement or resume testing of the financial covenant;
●	we must use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness, which reduces or will reduce funds available to us for other purposes such as working capital, capital expenditures, other general corporate purposes and potential acquisitions;
●	our ability to refinance such indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;
●	we are exposed to fluctuations in interest rates because our senior credit facilities have variable rates of interest;
●	our leverage may be greater than that of some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in responding to current and changing industry and financial market conditions;
●	the loss of tax attributes resulting from the cancellation of indebtedness that occurred in connection with the exchange offers that closed on July 31, 2020, coupled with the inability to deduct all or significant portions of our interest expense for tax purposes, will ultimately increase the need to generate revenues to support our capital structure;
●	there are significant constraints on our ability to generate liquidity through incurring additional debt; and
●	we may be more vulnerable to economic downturn and adverse developments in our business.

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

To the extent our relationship with lenders is negatively affected by disputes that may arise from time to time, it may be more difficult to seek covenant relief, if needed, or to raise additional funds in the future.

We may incur future impairment charges to goodwill or long-lived assets and future theatre and other closure charges.

We have a significant amount of goodwill on our balance sheet as a result of acquisitions. As of December 31, 2021, goodwill recorded on our consolidated balance sheet totaled $2,429.8 million. If the market price of our Common Stock declines, if the fair value of our debt declines, or if other events or circumstances change that would more likely than not reduce the fair value of our reporting units below their respective carrying value, all or a portion of our goodwill may be impaired in future periods.

We review long-lived assets, including goodwill, indefinite-lived intangible assets and other intangible assets and theatre assets (including operating lease right-of-use lease assets) whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The review for goodwill compares the fair value for each of our reporting units to their associated carrying value. Factors that could lead to impairment of goodwill and intangible assets include adverse industry or economic trends, reduced estimates of future cash flows, and declines in the market price of our Common Stock or declines in the fair value of our debt. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance, including estimating the fair value of our corporate borrowings and finance lease obligations. We may be required to record future charges to earnings during the period in which an impairment of goodwill or intangible assets is determined to exist. During the years ended December 31, 2021, December 31, 2020, and December 31, 2019, we recorded impairment of long-lived asset charges of $77.2 million, $177.9 million, $84.3 million (including $60.0 million related to the write-down of operating lease right-of-use assets, which were recorded in connection with the adoption of ASC 842, Leases), respectively. The assets impaired during year 2021 included 77 theatres in the U.S. markets with 805 screens (in Alabama, Arkansas, California, Colorado, Connecticut, District of Columbia, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Missouri, Montana, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, West Virginia, and Wisconsin) and 14 theatres in the International markets with 18 screens (in Italy, Norway, Spain, and the UK). During the year ended December 31, 2020, we recorded goodwill non-cash impairment charges of $1,276.1 million and $1,030.3 million related to the enterprise fair values of the Domestic Theatres and International Theatres reporting units, respectively. We recorded non-cash impairment charges related to indefinite-lived intangible assets of $12.5 million and $2.7 million related to the Odeon and Nordic trade names, respectively, in the International Theatres reporting unit during the year ended December 31, 2020. We recorded non-cash impairment charges of $14.4 million related to our definite-lived intangible assets in the Domestic Theatres reporting unit during the year ended December 31, 2020. We also recorded impairment of other assets recorded in investment expense (income) of $15.9 million and $3.6 million, during the years ended December 31, 2020 and December 31, 2019, respectively, and impairment of equity method investments recorded in equity in (earnings) loss of non-consolidated entities of $8.6 million during the year ended December 31, 2020.

Limitations on the availability of capital and reductions to capital expenditures may delay or prevent deployment of strategic initiatives.

Implementation of our key strategic initiatives, including recliner seating, enhanced food and beverage and premium sight and sound, require significant capital expenditures. Our gross capital expenditures were approximately $92.4 million, $173.8 million, and $518.1 million for the years ended December 31, 2021, December 31, 2020 and, December 31, 2019, respectively. We estimate that our cash outflows for capital expenditures, net of landlord contributions, will be approximately $150 million to $200 million for the year ending December 31, 2022 to maintain and enhance operations. A lack of available capital resources due to business performance or other financial commitments could prevent or delay the deployment of innovations in our theatres. We may reduce capital expenditures significantly or seek additional financing or issue additional securities, which may affect the timing and scope of growth strategy. We cannot be certain that we will be able to obtain new financing on favorable terms, or at all. In addition, covenants under our existing indebtedness limit our ability to incur additional indebtedness, and the performance of any additional or improved theatres may not be sufficient to service the related indebtedness that we are permitted to incur.

We are currently not paying dividends and in the future may not generate sufficient cash flows or have sufficient restricted payment capacity under our Senior Secured Credit Facilities or the indentures governing our debt securities to pay dividends on our Common Stock.

We currently are not paying a cash dividend. We are only able to pay dividends from our available cash on hand and funds received from our subsidiaries. Our subsidiaries' ability to make distributions to us will depend on their ability to generate substantial operating cash flow. Our ability to pay dividends to our stockholders in the future is subject to the terms of our Senior Secured Credit Facilities and the indentures governing our outstanding notes. Our operating cash flow and ability to comply with restricted payment covenants in our debt instruments will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond our control. In addition, dividend payments are not mandatory or guaranteed, and our board of directors may determine not to resume the payment of dividends. We may not pay dividends as a result of the following additional factors, among others:

●	we are not legally or contractually required to pay dividends;
●	even if we determine to resume paying cash dividends, the actual amount of dividends distributed and the decision to make any distribution is entirely at the discretion of our board of directors and future dividends, if any, will depend on, among other things, our results of operations, cash requirements, financial condition, business opportunities, provisions of applicable law and other factors that our board of directors may deem relevant;
●	the amount of dividends distributed is and will be subject to contractual restrictions under the restrictive payment covenants contained in the indentures governing our debt securities, the terms of our Senior Secured Credit Facilities, and the terms of any other outstanding or future indebtedness incurred by us or any of our subsidiaries; and
●	the amount of dividends distributed is subject to state law restrictions.

A significant portion of our net operating loss carryforwards have been reduced, which limits our ability to reduce our future tax liability, which may adversely affect our cash flows and therefore our ability to service our indebtedness.

In connection with the exchange offers and related financing transactions that closed on July 31, 2020, we realized approximately $1.2 billion of CODI. As a result of such CODI, we eliminated $1.2 billion of our net operating loss carryforwards through tax attribute reduction. The Tax Cuts and Jobs Act legislation (the “2017 Tax Act”) together with the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) included a number of significant tax provisions including (1) limiting business interest deductions to 30%, 50%, 50% and 30% of taxable EBITDA for years 2018, 2019, 2020 and 2021, respectively, (2) limiting interest deductions for 2022 and thereafter to 30% of taxable EBIT, (3) limiting the utilization of net operating losses generated in calendar year 2018 and thereafter to 80% of taxable income for years after 2020, (4) providing an indefinite carryover period for interest expense carryforwards and net operating losses generated in calendar year 2018 and thereafter, and (5) adding disallowed business interest carryforwards to the list of items subject to the annual limitation rules for corporations that undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).

Utilization of our net operating loss carryforwards, disallowed business interest carryforward and other tax attributes became subject to the Section 382 ownership change limitation due to changes in our stock ownership on January 29, 2021. We do not believe, however, that our remaining tax attributes generated prior to this event are significantly limited by Section 382.

The loss of tax attributes as a result of CODI and related attribute reduction may adversely affect our cash flows and therefore our ability to service our indebtedness. For information regarding the remaining significant amount of net operating loss carryforwards, see Note 10—Income Taxes in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof.

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

Our U.S. cumulative pretax losses have raised uncertainty about the likelihood of realizing our deferred tax assets, and as a result, we maintain a valuation allowance against all of the U.S. deferred tax assets and liabilities, except those deemed indefinite-lived. For the year ended December 31, 2021, our domestic cumulative pre-tax losses continue to raise uncertainty about the likelihood of realizing our deferred tax assets. For our U.S. jurisdiction, we recorded a net increase in valuation allowance of $279.0 million and total tax benefit of $9.4 million for 2021. During the first quarter of 2020, the severe impact of the COVID-19 pandemic on operations in Germany and Spain caused us to conclude the realizability of deferred tax assets held in those jurisdictions does not meet the more likely than not standard. As such, a charge of $33.1 million and $40.1 million was recorded for Germany and Spain, respectively. At December 31, 2020 year-end, we determined that it was appropriate to record a valuation allowance on the disallowed interest carryforward in Sweden as the realizability of this deferred tax asset in this jurisdiction does not meet the more likely than not standard. As such, the overall net tax benefit recorded on Sweden was reduced by a charge of $3.7 million. During 2021, we recorded a valuation allowance on all other deferred tax assets in Sweden, resulting in a charge of less than $1 million. With the exception of Finland and Norway, all other international jurisdictions carried valuation allowances against their deferred tax assets at the end of 2021.

There are no assurances that we will not increase the valuation allowances in future periods against deferred tax expense; likewise, any decrease would result in additional deferred tax benefit.

The elimination of the calculation of USD LIBOR rates may impact our contracts that are indexed to USD LIBOR.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021 and the transition period has been subsequently extended through June 2023. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. We have material contracts that are indexed to USD-LIBOR and we are monitoring this activity and evaluating the related risks.

Operational Risks

Our business depends on motion picture production and performance and is subject to intense competition, including increases in alternative film delivery methods or other forms of entertainment.

Our ability to operate successfully depends upon the availability, diversity and appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our markets. The most attended films are usually released during the summer and the calendar year-end holidays, making our business seasonal. We license first-run motion pictures, the success of which has increasingly depended on the marketing efforts of the major motion picture studios and the duration of the exclusive theatrical release windows. Poor performance of, or any disruption in the production of these motion pictures (including by reason of a strike or lack of adequate financing), a reduction in the marketing efforts of the major motion picture studios, the choice by distributors to release fewer feature-length movies theatrically, or the choice to release feature-length movies directly to video streaming or PVOD platforms could hurt our business and results of operations. Conversely, the successful performance of these motion pictures, particularly the sustained success of any one motion picture, or an increase in effective marketing efforts of the major motion picture studios and extension of the exclusive theatrical release windows, may generate positive results for our business and operations in a specific fiscal quarter or year that may not necessarily be indicative of, or comparable to, future results of operations. As movie studios rely on a smaller number of higher grossing “tent pole” films there may be increased pressure for higher film licensing fees. Our loyalty program and certain promotional pricing also may affect performance and increase the cost to license motion pictures relative to revenue for admission. In addition, a change in the type and breadth of movies offered by motion picture studios and the theatrical exclusive release window may adversely affect the demographic base of movie-goers.

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

We also compete with other film delivery methods, including video streaming, network, syndicated cable and satellite television, as well as video-on-demand, pay-per-view services, and subscription streaming services. We also compete for the public’s leisure time and disposable income with other forms of entertainment, including sporting events, amusement parks, live music concerts, live theatre, and restaurants. An increase in the popularity of these alternative film delivery methods and other forms of entertainment could reduce attendance at our theatres, limit the prices we can charge for admission and materially adversely affect our business and results of operations.

We rely on distributors of motion pictures, over whom we have no control, for the films that we exhibit, and our business may be adversely affected if our access to motion pictures is limited or delayed.

Historically, major motion picture distributors have been required by law pursuant to certain long-standing consent decrees to offer and license film to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long-term arrangements with major distributors but must compete for our licenses on a film-by-film and theatre-by-theatre basis. However, given the termination of the consent decrees in 2020, which will become fully effective in 2022 (see the Regulatory Environment section in Part I, Item 1 “Business” of this Annual Report on Form 10-K), these practices may change in ways that cannot be predicted. Our business depends on maintaining good relations with these distributors, as this affects our ability to negotiate commercially favorable licensing terms for first-run films or to obtain licenses at all. With only 6 movie studio distributors representing approximately 87% of our U.S. markets’ box office revenues in 2021 and 4 movie studio distributors representing approximately 77% of our International markets’ box office revenues in 2021, there is a high level of concentration and continued consolidation in the industry. Our business may be adversely affected if our access to motion pictures is limited or delayed because of deterioration in our relationships with one or more distributors or for some other reason. To the extent that we are unable to license a popular film for exhibition in our theatres, our operating results may be adversely affected.

Our results of operations will be impacted by shrinking theatrical exclusive release windows and other practices adopted by movie studies.

Over the last decade, the average theatrical exclusive release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available to consumers in-home, has decreased from approximately four months to approximately one and a half months. Additionally, during the COVID-19 pandemic, certain movie studios have adopted strategies that have eliminated the theatrical exclusive release window. Notably, Warner Bros. released its entire slate of films for 2021 simultaneously in theatres and on its home streaming service. Other studios such as Disney have released (and have indicated an intention in certain cases to continue to release) movie titles directly to the in-home and streaming channels, avoiding a theatrical release. Other studios may adopt similar strategies, and these adjustments due to the COVID-19 pandemic may lead to permanent changes that shorten or eliminate the theatrical exclusive release window. These practices have significantly impacted our revenues and are expected to continue to have an adverse impact on our business and results of operations going forward.

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

Potential cyber security incidents could interfere with our business and operations. Computer hacking, installation of malware, installation of ransomware, phishing, and spamming attacks against online networking platforms have become more prevalent and more sophisticated. Though it is difficult to determine what, if any, harm may directly result from any specific attack or interruption, such events could also be expensive to remedy, harm our reputation or brands, lead users to lose trust and confidence in our business, and/or result in costly fines, penalties, and costly remediation requirements. We, and others on our behalf, also store “personally identifiable information” (“PII”) with respect to employees, vendors, customers, and others. While we have implemented safeguards to protect the privacy of this information, there is still a risk that hackers or others might obtain this information, which would result in potentially costly remedial action, as well as potential fines, penalties, lawsuits, and reputational damage.

Furthermore, we rely on our information systems and those of third parties for storing proprietary company information about our products and intellectual property, as well as for processing patron purchases, loyalty program activity, supporting accounting functions and financial statement preparation, paying our employees, and otherwise running our business. In addition, we may need to enhance our information systems to provide additional capabilities and functionality. The implementation of new information systems and enhancements is frequently disruptive to the underlying business of an enterprise. Any disruptions affecting our ability to accurately report our financial performance on a timely basis could adversely affect our business in a number of respects. If we are unable to successfully implement potential future system enhancements, our financial position, results of operations, and cash flows could be negatively impacted.

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

Supply chain disruptions and labor shortages may negatively impact our operations and operating results.

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

One of the impacts of COVID-19 has been extended labor shortages, resulting in our demand for staff outweighing the available supply. The success of our business depends on our ability to recruit and retain staff members for our theatres. Without proper staffing, wait times to buy tickets and concessions are extended, operating hours may be reduced, and, even in some cases, theatres cannot open at all. As patrons begin to return to our theatres in greater numbers, these conditions may result in a poor guest experience, perhaps causing them to not return in the future. These labor shortages have also resulted in wages rising to be competitive in the small available workforce. Increased labor costs cut into profits already extremely affected by COVID-19.

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

Climate change, adverse weather conditions and natural disasters could adversely affect our theatre operations, sales or financial results.

Climate change and natural disasters may adversely affect our ability to keep movie theatres open and operational in affected regions and consumer ability to travel to our theatres if they are open. Relative to normal weather conditions, extended severe weather as a result of climate change can close theatres for days due to pervasive power outages, flooding, or wildfires. These severe weather events can also result in delays in the construction of new theatres, interruptions to the availability or increases in the cost of utilities, and shortages in the supply, or increases in the costs of concessions and other supplies required for operations. Additionally, the seasonal timing of severe weather patterns tends to mimic the fluctuation of our sales. With our busy season being around the winter holidays and in the summer, the risk is even greater for extended severe winter storms and increased hurricanes and tornadoes in the summer months.

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

We are subject to various federal, state and local laws, regulations and administrative practices both domestically and internationally affecting our business, and we must comply with provisions regulating antitrust, customary health and sanitation standards and those imposed as a result of the COVID-19 pandemic, equal employment, environmental, licensing for the sale of food and, in some theatres, alcoholic beverages, and data protection and privacy laws, including GDPR, CCPA, and other pending future domestic privacy laws and regulations. Our new theatre openings could be delayed or prevented or our existing theatres could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses. Changes in existing laws or implementation of new laws, regulations and practices could have a significant impact on our business. A significant portion of our theatre level employees are part-time workers who are paid at or near the applicable minimum wage in the theatre’s jurisdiction.

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

In the U.S., our theatres must comply with Title III of the Americans with Disabilities Act of 1990 (“ADA”). Compliance with the ADA requires that public accommodations, including websites and mobile apps for such public accommodations, “reasonably accommodate” individuals with disabilities and that new construction or alterations made to “commercial facilities” conform to accessibility guidelines unless “structurally impracticable” for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, and an award of damages to private litigants or additional capital expenditures to remedy such non-compliance, any of which could have a material adverse effect on our operations and financial condition. In Europe, all territories have similar national regulations relating to disabilities that our theatres operate in accordance with. Noncompliance with these regulations could carry financial, operational and reputation risks.

We are subject to complex taxation, changes in tax rates, adoption of new United States, European Union or international tax legislation and disagreements with tax authorities that could adversely affect our business, financial condition or results of operations.

We are subject to many different forms of taxation in both the U.S. and in foreign jurisdictions where we operate. Current economic and political conditions, including Brexit and Organization for Economic Co-operation and Development’s (“OECD”), proposed recommendations around taxation in the Digital Economy, make tax rates, transfer pricing compliance and tax regulations, including in the U.S., U.K, and European Union subject to significant change. Recent examples include the Court of Justice of the European Union narrowing the EU Interest & Royalty withholding directive, OECD recommendations on Base Erosion and Profit Shifting (“BEPS”) including new rules for the allocation of multinational organization profits between countries and a global minimum tax rate, the European Commission’s Anti-Tax Avoidance Package, the U.S. Tax Cuts and Jobs Act signed into law in December 2017, and the CARES Act.

The cost of compliance with these laws and regulations is high and is likely to increase in the future. Any failure on our part to comply with these laws and regulations can result in negative publicity and diversion of management time and effort and may subject us to significant liabilities and other penalties.

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

As a result of our international operations, 25.8% of our revenues were derived from countries outside the United States for the year ended December 31, 2021. The success of our international operations is subject to risks that are beyond our control. Accordingly, our business is subject to risks associated with doing business internationally, including:

●	difficulties and costs of staffing and managing international operations among diverse geographies, languages and cultures;
●	the impact of regional or country-specific business cycles and economic instability;
●	the potential for political, social, or economic unrest, terrorism, hostilities, cyber-attacks or war, including the conflict between Russia and Ukraine and the potential impact of financial and economic sanctions on the regional and global economy;
●	fluctuations in foreign currency exchange rates which could lead to fluctuations in our reported results of operations or result in significant decreases in the value of our international investments as denominated in U.S. Dollars;
●	increased foreign interest rates, foreign exchange fees and other bank charges as a result of financing our foreign operations;
●	exposure to anti-corruption laws, including the Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act (the “Bribery Act”), and export-control regulations and economic sanctions regulations, including those promulgated by the Office of Foreign Assets Control, United States Department of Treasury (“OFAC”);
●	exposure to local economic conditions and local laws and regulations;
●	exposure to local labor and employment laws;
●	relationships with local labor unions and works councils;
●	limited borrowing capabilities relating to activities in non-U.S. countries;
●	economic and/or credit conditions abroad;
●	potential adverse changes in the political and/or economic stability of foreign countries or in their diplomatic relations with the United States;
●	restrictions on the withdrawal of foreign investment and earnings;
●	government policies against businesses owned by foreigners;
●	investment restrictions or requirements;
●	diminished ability to legally enforce our contractual rights in foreign countries;
●	difficulty in protecting our brand, reputation and intellectual property;
●	restrictions on the ability to obtain or retain licenses required for operation;
●	foreign exchange restrictions;
●	adverse changes in regulatory or tax requirements;
●	restrictions on foreign ownership of subsidiaries;
●	data protection and privacy laws, including GDPR, and similar domestic laws such as the California Privacy Act, and other restrictions on transferring personally identifiable information outside of a jurisdiction; and
●	tariffs and other trade barriers.

If we are unable to manage the complexity of our global operations successfully, it could have a material adverse effect on our business, financial condition and results of operations.

Risk Related to our Common Stock

There has been significant recent dilution and there may continue to be additional future dilution of our Common Stock, which could adversely affect the market price of shares of our Common Stock. The risks of future dilution must also be weighed against the risks of failing to increase our authorized shares, each of which could adversely affect the market price of shares of our Common Stock.

From January 1, 2020 through February 24, 2022, we have issued 464,698,868 shares of our Common Stock in a combination of at-the-market sales, conversion of Class B common stock, conversion of notes, exchanges of notes, transaction fee payments, and equity grant vesting. As of February 24, 2022, there were 516,778,945 shares of Common Stock issued and outstanding. The dilutive effect of these issuances was partially offset by the cancellation of 51,769,784 shares of our Class B common stock. If, in the future, we obtain shareholder approval to increase our authorized shares, we may issue additional shares of Common Stock to raise cash to bolster our liquidity, to refinance indebtedness, for working capital, to finance strategic initiatives and future acquisitions or for other purposes. We may also issue preferred equity securities or securities convertible into, or exchangeable for, or that represent the right to receive, shares of Common Stock. We may also acquire interests in other companies, or other assets by using a combination of cash and shares of Common Stock or just shares of Common Stock. Additionally, vesting under our equity compensation programs results in the issuance of new shares and shares withheld to cover tax withholding obligations upon vesting remain available for future grants. Any of these events may dilute the ownership interests of current stockholders, reduce our earnings per share or have an adverse effect on the price of our shares of Common Stock.

If we are unable to obtain shareholder approval to increase our authorized shares, this will create substantial risks, which could have an adverse effect on the price of our shares of Common Stock, including:

●	we will be unable to issue equity to bolster our liquidity and respond to future challenges, including if attendance levels do not return to the levels assumed;
●	for future financing, we may be required to issue additional debt, which may be unavailable on favorable terms or at all, which would exacerbate the challenges created by our high leverage;
●	we will be unable to issue equity in deleveraging transactions, including exchanges, redemptions or buy-backs of debt, which will limit our flexibility to deliver; and
●	we will be unable to issue equity as currency in strategic transactions, including acquisitions, joint ventures or in connection with landlord negotiations, which may prevent us from entering into transactions that could increase shareholder value.

The market prices and trading volume that our shares of Common Stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Common Stock could incur substantial losses.

The market prices and trading volume that our shares of Common Stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Common Stock to incur substantial losses. For example, during 2021, the market price of our Common Stock has fluctuated from an intra-day low of $1.91 per share on January 5, 2021 to an intra-day high on the NYSE of $72.62 on June 2, 2021. Since June 2, 2021, the trading price of our Common Stock has reached an intra-day low on the NYSE of $13.40 per share on January 28, 2022, and the reported sale price of our Common Stock on the NYSE on February 24, 2022, was $17.68 per share. During 2021, daily trading volume ranged from approximately 18,270,800 to 1,222,342,500 shares.

We believe that the recent volatility and our current market prices reflect market and trading dynamics unrelated to our underlying business, or macro or industry fundamentals, and we do not know how long these dynamics will last. Under the circumstances, we caution you against investing in our Common Stock, unless you are prepared to incur the risk of losing all or a substantial portion of your investment.

Extreme fluctuations in the market price of our Common Stock have been accompanied by reports of strong and atypical retail investor interest, including on social media and online forums. The market volatility and trading patterns we have experienced create several risks for investors, including the following:

●	the market price of our Common Stock has experienced and may continue to experience rapid and substantial increases or decreases unrelated to our operating performance or prospects, or macro or industry fundamentals, and substantial increases may be significantly inconsistent with the risks and uncertainties that we continue to face;
●	factors in the public trading market for our Common Stock may include the sentiment of retail investors (including as may be expressed on financial trading and other social media sites and online forums), the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our Common Stock and any related hedging and other trading factors;
●	our market capitalization, as implied by various trading prices, currently reflects valuations that diverge significantly from those seen prior to recent volatility and that are significantly higher than our market capitalization immediately prior to the COVID-19 pandemic, and to the extent, these valuations reflect trading dynamics unrelated to our financial performance or prospects, purchasers of our Common Stock could incur substantial losses if there are declines in market prices driven by a return to earlier valuations;
●	to the extent volatility in our Common Stock is caused, as has widely been reported, by a “short squeeze” in which coordinated trading activity causes a spike in the market price of our Common Stock as traders with a short position make market purchases to avoid or to mitigate potential losses, investors purchase at inflated prices unrelated to our financial performance or prospects, and may thereafter suffer substantial losses as prices decline once the level of short-covering purchases has abated;
●	if the market price of our Common Stock declines, you may be unable to resell your shares at or above the price at which you acquired them. We cannot assure you that the equity issuance of our Common Stock will not fluctuate or decline significantly in the future, in which case you could incur substantial losses; and
●	the Company will pay cash tax liabilities of $52.2 million to cover withholding obligations upon vesting of awards under our Equity Incentive Plan in January and February of 2022. The Company will withhold shares based on historical elections by participants under the terms of the plan, equivalent to the cash tax requirements for federal, state and local withholdings, pay the required tax obligation and return the withheld shares to the Equity Incentive Plan.

We may continue to incur rapid and substantial increases or decreases in our stock price in the foreseeable future that may not coincide in timing with the disclosure of news or developments by or affecting us. Accordingly, the market price of our shares of Common Stock may fluctuate dramatically and may decline rapidly, regardless of any developments in our business. Overall, there are various factors, many of which are beyond our control, that could negatively affect the market price of our Common Stock or result in fluctuations in the price or trading volume of our Common Stock, including:

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

Future offerings of debt, which would be senior to our Common Stock upon liquidation, and/or preferred equity securities, which may be senior to our Common Stock for purposes of distributions or upon liquidation, could adversely affect the market price of our Common Stock.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or preferred equity securities, including convertible or non-convertible senior or subordinated notes, convertible or non-convertible preferred stock, medium-term notes and trust preferred securities, to raise cash or bolster our liquidity, to refinance indebtedness, for working capital, to finance strategic initiatives and future acquisitions or for other purposes. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our Common Stock. In addition, any preferred stock we may issue could have a preference on liquidating distributions or a preference on distribution payments that could limit our ability to make a distribution to the holders of our Common Stock. Since our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our Common Stock.

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

Our incorporation under Delaware law, the ability of our board of directors to create and issue a new series of preferred stock or a stockholder rights plan and certain other provisions of our amended and restated certificate of incorporation and amended and restated bylaws, as amended, could impede a merger, takeover or other business combination involving our company or the replacement of our management or discourage a potential investor from making a tender offer for our Common Stock, which, under certain circumstances, could reduce the market value of our Common Stock.

An issuance of preferred stock could dilute the voting power of the Common Stockholders and adversely affect the market value of our Common Stock.

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

In addition, the issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our Common Stock by making an investment in the Common Stock less attractive. For example, investors may not wish to purchase Common Stock at a price above the conversion price of a series of convertible preferred stock because the holders of the preferred stock would effectively be entitled to purchase Common Stock at the lower conversion price causing economic dilution to the holders of Common Stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table sets forth the general character and ownership classification of our theatre circuit, excluding non-consolidated joint ventures and managed theatres, as of December 31, 2021:

Property Holding Classification	Theatres	Screens
Owned	43	414
Leased	829	9,756
Total	872	10,170

We lease our corporate headquarters in Leawood, Kansas. We believe our facilities are currently adequate for our operations.

Please refer to Narrative Description of Business under Part I, Item 1 of this Annual Report on Form 10-K for the geographic locations of our Theatrical Exhibition circuit as of December 31, 2021. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof.

Item 3. Legal Proceedings.

The information required to be furnished by us under this Part I, Item 3 (Legal Proceedings) is incorporated by reference to the information contained in Note 11—Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 on this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common equity consists of Class A common stock. Our Class A common stock has traded on the New York Stock Exchange since December 18, 2013 under the symbol “AMC.” There was no established public trading market for our Class B common stock and on February 1, 2021, all outstanding Class B common stock was converted to Class A common stock, which resulted in the retirement of Class B common stock.

Holders of Common Stock

On February 24, 2022, there were 8,963 stockholders of record of our Class A common stock, who hold their shares directly with our transfer agent.

Dividend Policy

In the first quarter of 2020, we elected to decrease the dividend paid in the first quarter of 2020 by $0.17 per share (or a quarterly rate equal to approximately $0.03 per share) when compared to quarterly cash dividends paid of $0.20 per share for each quarter in 2019 on Holdings’ Class A and Class B common stock. Since April 24, 2020, we have been prohibited from making dividend payments in accordance with the covenant suspension conditions in our Credit Agreement (as defined in Note 8—Corporate Borrowings and Finance Lease Obligations to the Consolidated Financial Statements included in Part II, Item 8 thereof). The payment of future dividends after expiration of our covenant suspension conditions (for further information see Notes 8—Corporate Borrowings and Finance Lease Obligations to the Consolidated Financial Statements included in Part II, Item 8 on this Annual Report on Form 10-K) is subject to our Board of Directors’ discretion and dependent on many considerations, including limitations imposed by covenants in the agreements governing our indebtedness, operating results, capital requirements, strategic considerations and other factors.

We will only be able to pay dividends from our available cash on hand and funds received from our subsidiaries. Their ability to make any payments to us will depend upon many factors, including our operating results, cash flows and the terms of the Senior Secured Credit Facilities and the indentures governing our debt securities. The declaration and payment of any future dividends will be at the sole discretion of our Board of Directors after taking into account various factors, including legal requirements, our subsidiaries’ ability to make payments to us, our financial condition, operating results, cash flow from operating activities, available cash and current and anticipated cash needs. See the Liquidity and Capital Resources section of Item 7 of Part II thereof for further information regarding the dividend restrictions.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12. of Part III of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

On June 1, 2021, we issued 8,500,000 shares of Common Stock to Mudrick Capital Management, LP, for $230.5 million in a private placement pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933. The Company intends to use the proceeds from the share sale primarily for the pursuit of value creating acquisitions of theatre assets and leases, as well as investments to enhance the consumer appeal of its theatres. In addition, with these funds, the Company intends to continue exploring deleveraging opportunities.

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

The following stock performance graph compares, for the period December 31, 2016 through December 31, 2021, the cumulative total stockholder returns for AMC’s Common Stock, the Standard & Poor’s Corporation Composite 500 Index and a self-determined peer group consisting of Cinemark Holdings, Inc. (CNK) and IMAX Corporation (IMAX). Measurement points are the last trading day for each month ended December 31, 2016 through December 31, 2021. The graph assumes that $100.00 was invested on December 31, 2016 in our Common Stock and in our peer group and in the Standard & Poor’s Corporation Composite 500 Index and assumes reinvestment of any dividends.

The stock price performance below is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among AMC Entertainment Holdings, Inc., the S&P 500 Index, and a Peer Group

*$100 invested on December 31, 2016 in stock or in index, including reinvestment of dividends.

Fiscal year ended December 31.

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/16	3/17	6/17	9/17	12/17
AMC Entertainment Holdings, Inc.	100.00	94.09	68.65	45.02	46.91
S&P 500	100.00	106.07	109.34	114.24	121.83
Peer Group	100.00	113.79	92.26	88.73	87.22

		3/18	6/18	9/18	12/18
AMC Entertainment Holdings, Inc.		44.20	50.71	71.06	43.16
S&P 500		120.91	125.06	134.70	116.49
Peer Group		88.94	87.80	101.68	86.92

		3/19	6/19	9/19	12/19
AMC Entertainment Holdings, Inc.		52.91	33.86	39.50	27.38
S&P 500		132.39	138.09	140.43	153.17
Peer Group		99.46	90.14	97.48	87.28

		3/20	6/20	9/20	12/20
AMC Entertainment Holdings, Inc.		12.03	16.33	17.93	8.07
S&P 500		123.15	148.45	161.71	181.35
Peer Group		29.55	34.48	32.12	53.11

		3/21	6/21	9/21	12/21
AMC Entertainment Holdings, Inc.		38.87	215.79	144.90	103.56
S&P 500		192.55	209.01	210.23	233.41
Peer Group		61.23	65.73	57.69	50.32

Item 6. [Reserved].

Not applicable

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

Our theatrical exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs® customer loyalty program, rental of theatre auditoriums, income from gift card and exchange ticket sales, and online ticketing fees. As of December 31, 2021, we owned, operated or had interests in 946 theatres and 10,562 screens.

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

As of March 31, 2021, we operated at 585 domestic theatres with limited seating capacities, representing approximately 99% of our domestic theatres. As of June 30, 2021, the Company operated 593 domestic theatres, representing approximately 100% of our domestic theatres with remaining seating capacity restrictions winding down throughout the quarter. As of September 30, 2021 and December 31, 2021, the Company operated 596 and 593 domestic theatres, respectively, representing essentially 100% of its domestic theatres. Total revenues for the U.S. markets increased $1,049.1 million for the year ended December 31, 2021, compared to the year ended December 31, 2020.

As of March 31, 2021, we operated at 97 international theatres, with limited seating capacities, representing approximately 27% of its international theatres. As of June 30, 2021, we operated 335 international theatres with limited seating capacities, representing approximately 95% of our international theatres. The majority of international theatre operations were suspended for the first two months of the second quarter of 2021 due to a COVID-19 resurgence and did not reopen until early June 2021. At September 30, 2021 and December 31, 2021, the Company operated 351 and 337 international theatres, respectively, representing approximately 99% and 95%, respectively, of its international theatres. Total revenues for the International markets increased $236.4 million for the year ended December 31. 2021, compared to the year ended December 31, 2020.

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

The North American and International industry box office have been significantly impacted by the COVID-19 pandemic. As a result, film distributors have postponed new film theatrical releases and/or shortened the period of theatrical exclusivity (the “window”). Theatrical releases may continue to be postponed and windows shortened while the box office suffers from COVID-19 impacts. As a result of the reduction in theatrical film releases, we have licensed and exhibited a larger number of previously released films that have lower film rental terms. We have made adjustments to theatre operating hours to align screen availability and associated theatre operating costs with attendance levels for each theatre.

As we continue our recovery from the impacts of the COVID-19 pandemic on our business, our aggregate attendance levels remain significantly behind pre-pandemic levels. However, for the first time since 2019, substantially all of our worldwide theatres were open for the entirety of the third and fourth quarters of 2021.

During the year ended December 31, 2021, films licensed from our six largest movie studio distributors based on revenues accounted for approximately 87% of our U.S. admissions revenues, which consisted of Sony, Disney, Universal, Warner Bros., Paramount, and Lionsgate. In Europe, approximately 77% of our box office revenue came from films attributed to our four largest distributor groups; which consisted of Universal, Disney, Sony, and Warner Bros. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor’s films in any given year.

Movie Screens

The following table provides detail with respect to digital delivery, 3D enabled projection, large screen formats, such as IMAX® and our proprietary Dolby Cinema™, other Premium Large Format (“PLF”) screens, enhanced food and beverage offerings and our premium seating as deployed throughout our circuit:

	U.S. Markets		International Markets
	Number of	Number of	Number of	Number of
	Screens As of	Screens As of	Screens As of	Screens As of
Format	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
IMAX®	186	185	38	36
Dolby CinemaTM	154	149	8	6
Other Premium Large Format ("PLF")	56	54	77	75
Dine-in theatres	729	723	13	8
Premium seating	3,395	3,342	572	533

As of December 31, 2021, AMC was the largest IMAX® exhibitor in the U.S. with a 57% market share. Each one of our IMAX® local installations is protected by geographic exclusivity, and as of December 31, 2021, our IMAX® screen count was 96% greater than our closest competitor. We also operate 35 IMAX® screens in Europe. As part of our long-term growth strategy, we expect to continue to expand our IMAX® relationship across the U.S. and Europe, further strengthening our position as the largest IMAX® exhibitor in the U.S. and a leading IMAX® exhibitor in the United Kingdom and Europe. During the year ended December 31, 2021, we opened two new IMAX screens in the U.S. theatres, closed one IMAX screen related to U.S. theatres that was permanently closed and opened two new IMAX screens related to theatres in Saudi Arabia.

As of December 31, 2021, we operated 154 Dolby Cinema™ at AMC auditoriums in the U.S. In December 2018, we introduced the first United Kingdom Dolby Cinema Auditorium in our iconic Leicester Square theatre in the heart of London, ending 2021 with eight Dolby Cinema™ Auditoriums in the International markets. We expect to expand the deployment of our innovative Dolby Cinema™ auditoriums in both our U.S. and International markets as part of our long-term growth strategy.

We also offer our private label PLF experience at many of our locations, with superior sight and sound technology and enhanced seating as contrasted with our traditional auditoriums. These proprietary PLF auditoriums offer an enhanced theatrical experience for movie-goers beyond our current core theatres, at a lower price premium than IMAX® and/or Dolby Cinema™. Therefore, it may be especially relevant in smaller or more price-sensitive markets. As of December 31, 2021, we operated 56 screens under proprietary PLF brand names in the U.S. markets and 77 in the International markets.

Guest Amenities

As part of our long-term strategy, we seek to continually upgrade the quality of our theatre circuit through substantial renovations featuring our seating concepts, acquisitions, new builds (including expansions), expansion of food and beverage offerings (including dine-in theatres), and by disposing of older screens through closures and sales. Our capital allocation strategy will be driven by the cash generation of our business and will be contingent on a required return threshold. We believe we are an industry leader in the development and operation of theatres. Typically, our theatres have 12 or more screens and offer amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and premium seat design.

Recliner seating is the key feature of theatre renovations. We believe that maximizing comfort and convenience for our customers will be increasingly necessary to maintain and improve our relevance. These renovations, in conjunction with capital contributions from our landlords, involve stripping theatres to their basic structure in order to replace finishes throughout, upgrading the sight and sound experience, installing modernized points of sale and, most importantly, replacing traditional theatre seats with plush, electric recliners that allow customers to deploy a leg rest and fully recline at the push of a button. As of December 31, 2019, prior to the COVID-19 pandemic, the quality improvement in the customer experience could drive a 33% increase in attendance, on average, at these locations in their first year post renovation. These increases will only continue post-COVID-19 pandemic if attendance returns to normalized pre COVID-19 levels. Upon reopening a remodeled theatre, we typically increase the ticket price to reflect the enhanced consumer experience.

As of December 31, 2021, in our U.S. markets we featured recliner seating in approximately 351 U.S. theatres, including Dine-in-Theatres, totaling approximately 3,395 screens and representing 43.8% of total U.S. screens. In our International markets, as of December 31, 2021, we had recliner seating in approximately 89 International theatres, totaling approximately 572 screens and representing 20.4% of total International screens.

Open-source internet ticketing makes our AMC seats (approximately 1.1 million as of December 31, 2021) in all our U.S. theatres and auditoriums for all our showtimes as available as possible, on as many websites as possible. Our tickets are currently on sale either directly or through mobile apps, at our own website and our mobile apps and other third-party ticketing vendors. For the year ended December 31, 2021, approximately 67% of our tickets were purchased online in the U.S., with approximately 80% of total online tickets being purchased through AMC’s website or mobile app.

Food and beverage sales are our second largest source of revenue after box office admissions. We offer enhanced food and beverage products that include meals, healthy snacks, premium liquor, beer and wine options, and other gourmet products. Our long-term growth strategy calls for investment across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage menu improvements to the expansion of our dine-in theatre brand. As a result of the COVID-19 pandemic, we have streamlined our concession menus to focus on our best-selling products and expanded cashless transactions technology through the deployment of mobile ordering across all brands, all in an effort to reduce the number of touchpoints between guests and employees. We have also upgraded our Coca-Cola Freestyle beverage software to allow guests to dispense drinks without the need to utilize the machine’s touch screen using the Coca-Cola Freestyle app.

We currently operate 51 Dine-In Theatres in the U.S. and three Dine-In Theatres in Europe that deliver chef-inspired menus with seat-side or delivery service to luxury recliners with tables. Our recent Dine-In Theatre concepts are designed to capitalize on the latest food service trend, the fast and casual eating experience.

Our MacGuffins Bar and Lounges (“MacGuffins”) give us an opportunity to engage our legal age customers. As of December 31, 2021, we offer alcohol in approximately 349 AMC theatres in the U.S. markets and 243 theatres in our International markets and continue to explore expansion globally.

Loyalty Programs and Other Marketing

In our U.S. markets, we begin the process of engagement with AMC Stubs® our customer loyalty program which allows members to earn rewards, receive discounts and participate in exclusive members-only offerings and services. It features a paid tier called AMC Stubs Premiere™ for a flat annual membership fee and a non-paid tier called AMC Stubs Insider™. Both programs reward loyal guests for their patronage of AMC theatres. Rewards earned are redeemable on future purchases at AMC locations.

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

As of December 31, 2021, we had more than 25,300,000 member households enrolled in AMC Stubs® A-List, AMC Stubs Premiere™ and AMC Stubs Insider™ programs, combined. Our AMC Stubs® members represented approximately 40% of AMC U.S. markets attendance during the year ended December 31, 2021. Our large database of identified movie-goers also provides us with additional insight into our customers’ movie preferences. This enables us to have a larger, more personalized and targeted marketing effort.

In our International markets, we currently have loyalty programs in the major territories in which we operate. The movie-goers can earn points for spending money at the theatre, and those points can be redeemed for tickets and concession items at a later date. We currently have more than 12,800,000 members in our various International loyalty programs. We are currently evaluating the Odeon loyalty programs to determine how best to reward our European movie-goers and heighten guest loyalty to drive additional attendance to Odeon theatres.

Our marketing efforts are not limited to our loyalty program as we continue to improve our customer connections through our website and mobile apps and expand our online and movie offerings. We upgraded our mobile applications across the U.S. circuit with the ability to order food and beverage offerings via our mobile applications while ordering tickets ahead of scheduled showtimes. Our mobile applications also include AMC Theatres On Demand, a service for members of the AMC Stubs® loyalty program that allows them to rent or buy movies.

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

Significant Transactions

First Lien Senior Secured Notes due 2029. On February 14, 2022, we issued $950.0 million aggregate principal amount of our 7.5% First Lien Senior Secured Notes due 2029 (“First Lien Notes due 2029”). We used the net proceeds from the sale of the notes, and cash on hand, to fund the full redemption of the $500 million aggregate principal amount of the First Lien Notes due 2025, the $300 million aggregate principal amount of the First Lien Notes due 2026, and $73.5 million aggregate principal amount of the First Lien Toggle notes due 2026 and to pay related accrued interest, fees, costs, premiums and expenses. We estimate we will record a loss on debt extinguishment related to this transaction of approximately $135 million in other expense in 2022. See Note 16—Subsequent Events in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof for further information.

Common Stock issuance. We entered into equity distribution agreements with sales agents to sell approximately 241.6 million and 90.9 million shares of our Class A common stock (“Common Stock”), par value $0.01 per share, through “at-the-market” offering programs during the years ended December 31, 2021 and December 31, 2020, respectively. During the year ended December 31, 2021, the Company raised gross proceeds of approximately $1,611.8 million related to the “at-the-market” offering programs and paid fees to the sales agents of approximately $40.3 million and other fees of $0.8 million. During the year ended December 31, 2020, the Company raised gross proceeds of approximately $272.8 million related to the “at-the-market” offering programs and paid fees to the sales agents of approximately $8.1 million. The Company intends to use the net proceeds from the sale of the Common Stock pursuant to the equity distribution agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness or working capital, capital expenditures and other investments.

The gross proceeds raised from the “at-the-market” sale of Common Stock during the years ended December 31, 2021 and December 31, 2020, are summarized in the table below:

"At-the-market" Equity Distribution Agreement Dates	Sales Agents	Number of Class A common stock shares sold (in millions)	Gross Proceeds (in millions)
September 24, 2020	Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC	15.0	$56.1
October 20, 2020	Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC	15.0	41.6
November 10, 2020	Goldman Sachs & Co. LLC and B. Riley Securities, Inc.	20.0	61.4
December 11, 2020	Goldman Sachs & Co. LLC and B. Riley Securities, Inc. (1)	40.93	113.7
	Total year ended December 31, 2020	90.93	$272.8
December 11, 2020	Goldman Sachs & Co. LLC and B. Riley Securities, Inc. (1)	137.07	352.6
January 25, 2021	Goldman Sachs & Co. LLC and B. Riley Securities, Inc.	50.0	244.3
April 27, 2021	Goldman Sachs & Co. LLC, B. Riley Securities, Inc. and Citigroup Global Markets Inc. (2)	43.0	427.5
June 3, 2021	B. Riley Securities, Inc. and Citigroup Global Markets Inc.	11.55	587.4
	Total year ended December 31, 2021	241.62	$1,611.8
(1)	On December 11, 2020, the Company entered into an equity distribution agreement with Goldman Sachs & Co. LLC and B. Riley Securities, Inc., as sales agents to sell up to 178.0 million shares of the Company’s Common Stock, of which approximately 40.93 million shares of Common Stock were sold and settled during December 2020 and approximately 137.07 million shares of Common Stock were sold and settled during the year ended December 31, 2021.
(2)	Included in the Common Stock shares sold of 43.0 million was the reissuance of treasury stock shares of approximately 3.7 million shares. Upon the sales of treasury stock, the Company reclassified amounts recorded in treasury stock to additional paid-in capital of $37.1 million and loss of $19.3 million to retained earnings during the year ended December 31, 2021.

Common Stock issuance to Mudrick. On June 1, 2021, we issued to Mudrick 8.5 million shares of our Common Stock and raised gross proceeds of $230.5 million and paid fees of approximately $0.1 million related to this transaction. We issued the shares in reliance on an exemption from registration provided by section 4(a)(2) of the Securities Act of 1933. We intend to use the proceeds from the share sale primarily for the pursuit of value creating acquisitions of theatre assets and leases, as well as investments to enhance the consumer appeal of our theatres. In addition, with these funds, we intend to continue exploring deleveraging opportunities.

Baltics theatre sale agreement. On August 28, 2020, we entered into an agreement to sell our equity interest in Forum Cinemas OU, which consists of nine theatres located in the Baltics region (Latvia, Lithuania and Estonia) and is included in our International markets reportable segment, for total consideration of approximately €77.25 million, including cash of approximately €64.35 million or $76.6 million prior to any transaction costs. This transaction was undertaken by us to further increase our liquidity and strengthen our balance sheet at a transaction multiple that demonstrates that market participants ascribe positive value to the business. The completion of the sale took place in several steps, as noted below, and was contingent upon clearance from each regulatory competition council in each country.

We received $37.5 million (€31.53 million) cash consideration upon entering into the sale agreement on August 28, 2020 and paid $0.5 million in transaction costs during the year ended December 31, 2020. We transferred an equity interest of 49% in Forum Cinemas OU to the purchaser and recorded an initial noncontrolling interest of $34.9 million in total equity (deficit). Transaction costs of $1.4 million and net gain of $1.2 million related to the sale of 49% equity interest of Lithuania and Estonia and the 100% disposal of Latvia were recorded in additional paid-in capital during the year ended December 31, 2020 and were recorded in earnings during the year ended December 31, 2021 when the remaining 51% interests in Lithuania and Estonia were disposed. Also, during the year ended December 31, 2020, we received cash consideration of $6.2 million (€5.3 million), net of cash of $0.2 million for the remaining 51% equity interest in Latvia. At December 31, 2020, our noncontrolling interest of 49% in Lithuania and Estonia was $26.9 million.

During the year ended December 31, 2021, we received cash consideration of $34.2 million (€29.4 million), net of cash disposed of $0.4 million and transaction costs of $1.3 million, for the remaining 51% equity interest in Estonia, 51% equity interest in Lithuania and eliminated our noncontrolling interest in Forum Cinemas OU. We recorded the net gain from the sale of our equity interest in Forum Cinemas OU of $5.5 million (net of transaction costs of $2.6 million) in investment expense (income), during the year ended December 31, 2021.

Exchange Offers. On July 31, 2020, we closed our previously announced Exchange Offer for our Existing Senior Subordinated Notes for new Second Lien Notes due 2026 and reduced the principal amount of the Company’s total debt by approximately $555 million, which represented approximately 23.9% of the previously outstanding amount of the Company’s subordinated notes. We raised $300 million in additional cash from the issuance of First Lien Notes due 2026, prior to deducting discounts of $30.0 million and deferred financing costs paid to lenders of $6.0 million. Additionally, certain holders of the Company’s Existing Senior Subordinated Notes that agreed to backstop the offering of $200 million of the Company’s First Lien Notes due 2026 received five million common shares, or 4.6% of AMC’s outstanding shares on July 31, 2020, worth $20.2 million at the market closing price on July 31, 2020. The closing of the Exchange Offer also allowed us to extend maturities on approximately $1.7 billion of debt to 2026, most of which was maturing in 2024 and 2025 previously. Interest due for the coming 12 to 18 months on the Second Lien Notes due 2026 is expected to be paid all or in part on an in-kind basis, thereby generating a further near-term cash savings for us of between approximately $120 million and $180 million. See Note 8—Corporate Borrowings and Finance Lease Obligations in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof for further information.

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

We realized $1.2 billion of cancellation of debt income (“CODI”) in connection with our 2020 debt restructuring. As a result, $1.2 billion of our federal net operating losses were eliminated due to tax attribute reduction to offset the CODI. The loss of these attributes may adversely affect our cash flows and therefore our ability to service our indebtedness.

Selected Financial Data

	Year Ended
	December 31,
(In millions, except operating data)	2021	2020	2019	2018	2017
Statement of Operations Data:
Revenues:
Admissions	$1,394.2	$712.1	$3,301.3	$3,385.0	$3,229.5
Food and beverage	857.3	362.4	1,719.6	1,671.5	1,548.4
Other revenue	276.4	167.9	450.1	404.3	301.3
Total revenues	2,527.9	1,242.4	5,471.0	5,460.8	5,079.2
Operating Costs and Expenses:
Film exhibition costs	607.7	322.7	1,699.1	1,710.2	1,604.3
Food and beverage costs	137.9	88.8	278.7	270.9	252.1
Operating expense, excluding depreciation and amortization below	1,141.8	856.0	1,686.6	1,654.7	1,548.0
Rent	828.0	884.1	967.8	797.8	794.4
General and administrative:
Merger, acquisition and other costs(1)	13.7	24.6	15.5	31.3	63.0
Other, excluding depreciation and amortization below	226.6	156.7	153.0	179.3	133.2
Depreciation and amortization	425.0	498.3	450.0	537.8	538.6
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill(2)	77.2	2,513.9	84.3	13.8	43.6
Operating costs and expenses	3,457.9	5,345.1	5,335.0	5,195.8	4,977.2
Operating income (loss)	(930.0)	(4,102.7)	136.0	265.0	102.0
Other expense (income)(3)	(87.9)	28.9	13.4	(108.1)	(1.5)
Interest expense:
Corporate borrowings	414.9	311.0	292.8	262.3	231.6
Capital and financing lease obligations	5.2	5.9	7.6	38.5	42.4
Non-cash NCM exhibitor services agreement(4)	38.0	40.0	40.4	41.5	—
Equity in (earnings) losses of non-consolidated entities(5)	(11.0)	30.9	(30.6)	(86.7)	185.2
Investment expense (income)(6)	(9.2)	10.1	(16.0)	(6.2)	(22.6)
Earnings (loss) before income taxes	(1,280.0)	(4,529.5)	(171.6)	123.7	(333.1)
Income tax provision (benefit)(7)	(10.2)	59.9	(22.5)	13.6	154.1
Net earnings (loss)	(1,269.8)	(4,589.4)	(149.1)	110.1	(487.2)
Less: Net loss attributable to noncontrolling interests	(0.7)	(0.3)	—	—	—
Net earnings (loss) attributable to AMC Entertainment Holdings, Inc.	$(1,269.1)	$(4,589.1)	$(149.1)	$110.1	$(487.2)
Earnings (loss) per share attributable to AMC Entertainment Holdings, Inc.'s common stockholders:
Basic	$(2.66)	$(39.15)	$(1.44)	$0.91	$(3.80)
Diluted	$(2.66)	$(39.15)	$(1.44)	$0.41	$(3.80)
Average shares outstanding
Basic (in thousands)	477,410	117,212	103,832	120,621	128,246
Diluted (in thousands)	477,410	117,212	103,832	130,105	128,246
Dividends declared per basic and diluted common share	$0.00	$0.03	$0.80	$2.35	$0.80

	Year Ended
	December 31,
(In millions, except operating data)	2021	2020	2019	2018	2017
Balance Sheet Data (at period end):
Cash and cash equivalents	$1,592.5	$308.3	$265.0	$313.3	$310.0
Corporate borrowings	5,428.0	5,715.8	4,753.4	4,723.0	4,235.3
Other long-term liabilities(8)	165.0	241.3	195.9	963.1	903.8
Capital and financing lease obligations	72.7	96.0	99.9	560.2	651.4
AMC Entertainment Holdings, Inc.'s stockholder’s equity (deficit)	(1,789.5)	(2,885.1)	1,214.2	1,397.6	2,112.4
Total assets	10,821.5	10,276.4	13,675.8	9,495.8	9,805.9
Other Data:
Net cash provided by (used in) operating activities	$(614.1)	$(1,129.5)	$579.0	$523.2	$537.4
Capital expenditures	(92.4)	(173.8)	(518.1)	(576.3)	(626.8)
Screen additions	82	63	85	89	96
Screen acquisitions	140	14	70	39	736
Screen dispositions	166	593	210	211	258
Construction openings (closures), net	(37)	18	5	5	37
Average screens—continuing operations(9)	8,998	5,049	10,669	10,696	10,675
Number of screens operated	10,448	6,048	11,041	11,091	11,169
Number of theatres operated	930	503	1,004	1,006	1,014
Total number of circuit screens	10,562	10,543	11,041	11,091	11,169
Total number of circuit theatres	946	950	1,004	1,006	1,014
Screens per theatre	11.2	11.1	11.0	11.0	11.0
Attendance (in thousands)—continuing operations(9)	128,547	75,190	356,443	358,901	346,763
(1)	During the year ended December 31, 2021, expenses were primarily related to bonus expense and stock-based compensation expense. During the year ended December 31, 2020, expenses were primarily due to legal and professional costs related to strategic contingent planning. During the year ended December 31, 2019, expenses were primarily due to organizational design including one-time severance and outplacement costs of $9.8 million and acquisitions and divestitures including entity simplification costs of $4.0 million. The year ended December 31, 2018 includes the write-off of $8.0 million of deferred costs related to an Odeon proposed public offering and $6.3 million of expense related to an arbitration ruling on a pre-acquisition date rent dispute for Odeon. During the year ended December 31, 2017, merger, acquisition and other costs includes $22.6 million of expense for NCM common units surrendered as a part of the exclusivity waiver with NCM in connection with the Department of Justice (“DOJ”) Final Judgment (“Final Judgment”) and merger, acquisition and other costs related to expenses incurred in connection with the Carmike (acquired December 2016), Odeon (acquired November 2016) and Nordic (acquired March 2017) acquisitions.
(2)	During the year ended December 31, 2021, we recorded non-cash impairment charges related to our long-lived assets of $61.3 million on 77 theatres in the U.S. markets with 805 screens which were related to property, net, operating lease right-of-use assets, net and other long-term assets and $15.9 million on 14 theatres in the International markets with 118 screens which were related to property, net and operating lease right-of-use assets, net. During the year ended December 31, 2020, we recorded goodwill non-cash impairment of $1,276.1 million and $1,030.3 million related to the enterprise fair values of the Domestic Theatres and International Theatres reporting units, respectively. During the year ended December 31, 2020, we recorded non-cash impairment charges related to our long-lived assets of $152.5 million on 101 theatres in the U.S. markets with 1,139 screens and $25.4 million on 37 theatres in the International markets with 340 screens and recorded impairment charges related to indefinite-lived intangible assets of $12.5 million and $2.7 million related to the Odeon and Nordic trade names, respectively, in the International markets. We also recorded non-cash impairment charges of $14.4 million for our definite-lived intangible assets in the Domestic Theatres reporting unit during the year ended December 31, 2020. During the year ended December 31, 2019, we recorded non-cash impairment of long-lived assets of $84.3 million on 40 theatres in the U.S. markets with 512 screens, 14 theatres in the International markets with 148 screens, and a U.S. property held and not used. During the fourth quarter of 2018, we recorded non-cash impairment losses of $13.8 million on 13 theatres in the U.S. markets with 150 screens and on 15 theatres in the International markets with 118 screens. During calendar 2017, we recorded an impairment of long-lived assets loss of $43.6 million on 12 theatres in the U.S. markets with 179 screens which was related to property held and used.

(3)	Other income for the year ended December 31, 2021 was primarily due to $87.1 million in government assistance related to COVID-19. Other expense (income) for the year ended December 31, 2020 included a loss of $109.0 million related to the fair value adjustments of the derivative liability and derivative asset for our Convertible Notes, financing fees related to the Exchange Offer of $39.3 million, and credit losses related to contingent lease guarantees of $15.0 million, partially offset by a gain on extinguishment of the Second Lien Notes due 2026 of $93.6 million and financing related foreign currency transaction losses. Other expense of $13.4 million during the year ended December 31, 2019 was primarily due to $16.6 million of expense related to the repayment of indebtedness, foreign currency transaction losses of $1.5 million, non-operating net periodic benefit cost of $1.2 million, and the decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $17.7 million, partially offset by decrease in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes of $23.5 million. During the year ended December 31, 2018, other income of $108.1 million is primarily due to $66.4 million of income for the decrease in the fair value of the derivative liability related to the embedded conversion feature for the Convertible Notes and $45.0 million of income for the increase in fair value of the derivative asset related to the contingent call option for the cancellation of additional shares of Class B common stock in the Stock Purchase and Cancellation Agreement with Wanda. See Note 8—Corporate Borrowings and Finance Lease Obligations in the Notes to Consolidated Financial Statements under Part II, Item 8 thereof, for further information regarding the derivative liability related to the embedded conversion feature, the call option for the cancellation of additional shares of Class B common stock.
(4)	Non-cash NCM exhibitor services agreement includes a significant financing component due to the significant length of time between receiving the non-cash consideration and fulfilling the performance obligation. We received the non-cash consideration in the form of common membership units from NCM, in exchange for rights to exclusive access to our theatre screens and attendees through February 2037. Upon adoption of ASC 606 in year 2018, our advertising revenues have significantly increased with a similar offsetting increase in non-cash interest expense.
(5)	Equity in (earnings) loss of non-consolidated entities was primarily due to equity in earnings from DCIP for the year ended December 31, 2021. Equity in (earnings) loss of non-consolidated entities includes impairment losses in the International markets related to equity method investments of $8.6 million during the year ended December 31, 2020. Equity in earnings for the year ended December 31, 2018 includes a $28.9 million gain on the sale of all of our remaining interest in NCM and a $30.1 million gain related to the Screenvision merger. During the year ended December 31, 2017, we recorded non-consolidated entity impairment losses and losses on dispositions of our NCM ownership interests of approximately $230.7 million.
(6)	Investment income during the year ended December 31, 2021 includes a gain on sale of the Baltics theatres of $5.5 million. Investment expense (income) during the year ended December 31, 2020 includes impairment losses of $15.9 million related to equity interest investments without a readily determinable fair value accounted for under the cost method in the U.S. markets. Investment expense (income) during the year ended December 31, 2019 includes a gain on the sale of our Austria theatres of $12.9 million and a loss on impairment of an investment of $3.6 million. During the year ended December 31, 2017, investment expense (income) includes a gain on sale of Open Road of $17.2 million.
(7)	During the year ended December 31, 2020, income tax expense was primarily due to the recording of international valuation allowances against deferred tax assets held in Spain of $40.1 million and Germany of $33.1 million, partially offset by income tax benefit from net losses incurred in International markets. During the year ended December 31, 2019, an international valuation allowance previously established against deferred tax assets held in Spain was released in the fourth quarter of 2019 resulted in a $41.5 million benefit to income tax expense. During the year ended December 31, 2017, we recorded the impact of the change in enacted Federal tax rates in our U.S. jurisdictions of $88.6 million and the impact of a full valuation allowance on our deferred income taxes in U.S. jurisdictions of $221.6 million, for an aggregate charge of approximately $310.0 million in the fourth quarter of 2017. We estimate that we will have no liability for deemed repatriation of foreign earnings.
(8)	Other long-term liabilities exclude operating lease liabilities, which were recorded to operating lease liabilities in the consolidated balance sheets effective in year 2019 upon adoption of ASC 842, Leases.

(9)	Includes consolidated theatres only.

Critical Accounting Estimates

Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. We have identified several policies as being critical because they require management to make particularly difficult, subjective and complex judgments about matters that are inherently uncertain, and there is a likelihood that materially different amounts would be reported under different conditions or using different assumptions.

All of our significant accounting policies are discussed in Note 1—The Company and Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof.

Long-lived Assets Impairments. We review long-lived assets, indefinite-lived intangible assets and other intangible assets and theatre assets (including operating lease right-of-use lease assets) whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.

Critical estimates. There are a number of estimates and significant judgments that are made by management in performing impairment evaluations of long-lived assets. Such judgments and estimates include estimates of future attendance, revenues, rent relief, cost savings, cash flows, capital expenditures, and the cost of capital, among others. These estimates determine whether impairments have been incurred and quantify the amount of any related impairment charge.

Assumptions and judgment. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. Our projections assume that attendance will continue to gradually improve from 2021 levels to the point of approaching historical levels. Our projections have considered the risks of a shortened theatrical window and direct to consumer releases although on a more limited basis. These assumptions, among others, inform the considerable amount of management judgment with respect to cash flow estimates and appropriate discount rates to be used in determining the fair value of long-lived assets.

To estimate fair value of our indefinite-lived trade names, we employed a derivation of the Income Approach known as the Royalty Savings Method. The Royalty Savings Method values an intangible asset by estimating the royalties saved through ownership of the asset.

Impact if actual results differ from assumptions. Although we believe that our estimates and judgments are reasonable, actual results may differ from these estimates, many of which fall under Level 3 within the fair value measurement hierarchy. Factors that could lead to impairment of long-lived assets include adverse industry or economic trends that would result in declines in the operating performance of our Domestic and International Theatres. Examples of adverse events or circumstances that could change include (i) the ultimate duration of the COVID-19 pandemic and the prolonged temporary suspension of certain of our theatre operations as well as the behavior of the movie-going public as we resume operations; (ii) an adverse change in macroeconomic conditions; (iii) increased cost factors that have a negative effect on our earnings and cash flows and higher interest rates; and (iv) negative or overall declining financial performance compared with our actual and projected results of relevant prior periods.

If we are required to record an impairment charge it may substantially reduce the carrying value of our assets and reduce our income in the year in which it is recorded. Given the nature of our business and our recent history, future impairments are possible and they may be material, based upon business conditions that are constantly changing and the competitive business environment in which we operate.

Our Current Long-lived Asset Impairment related Estimates and Changes in those Estimates. During the year ended December 31, 2021, we recorded non-cash impairment charges related to our long-lived assets of $61.3 million on 77 theatres in the U.S. markets with 805 screens which were related to property, net, operating lease right-of-use assets, net and other long-term assets and $15.9 million on 14 theatres in the International markets with 118 screens which were related to property, net and operating lease right-of-use assets, net. During the year ended December 31, 2020, we recorded non-cash impairment charges related to our long-lived assets of $152.5 million on 101 theatres in the U.S. markets with 1,139 screens which were related to property, net, operating lease right-of-use assets, net and other long-term assets and $25.4 million on 37 theatres in the International markets with 340 screens which were related to property, net and operating lease right-of-use assets, net. At December 31, 2021, related cash flows were discounted at 10.0% for the Domestic Theatres and 11.5% for the International Theatres, at December 31, 2020, related cash flows were discounted at 11.0% for Domestic Theatres and 12.5% for International Theatres, at September 30, 2020, related cash flows were discounted at 12.0% for Domestic Theatres and 13.0% for International Theatres, and at March 31, 2020, related cash flows were discounted at 11.5% for Domestic Theatres and 13.0% for International Theatres.

There were no intangible asset impairment charges incurred during the year ended December 31, 2021. During the year ended December 31, 2020, we recorded impairment charges related to definite-lived intangible assets of $14.4 million in U.S. markets and indefinite-lived intangible assets of $15.2 million in International markets.

At December 31, 2020, September 30, 2020 and March 31, 2020, we performed quantitative impairment evaluations of our indefinite-lived intangible assets related to the AMC, Odeon and Nordic trade names and recorded impairment charges of $12.5 million related to Odeon trade name and $2.7 million related to Nordic for the year ended December 31, 2020. No impairment charges were recorded related to the AMC trade name for the year ended December 31, 2020. At December 31, 2020, September 30, 2020 and March 31, 2020, we applied royalty rates of 0.5% for AMC and Odeon trade names and 1.0% for Nordic trade names to the related theatre revenues on an after-tax basis using effective tax rates. At December 31, 2020, related cash flows were discounted at 12.0% for AMC and 13.5% for Odeon and Nordic, at September 30, 2020, related cash flows were discounted at 13.0% for AMC and 14.0% for Odeon and Nordic, and at March 31, 2020, related cash flows were discounted at 12.5% for AMC and 14.0% for Odeon and Nordic.

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

Critical estimates. Calculating the fair value of our Domestic Theatres and International Theatres reporting units by use of the income approach for enterprise valuation methodology which utilizes estimated future discounted cash flows. The income approach provides an estimate of fair value by measuring estimated annual cash flows over a discrete projection period and applying a present value discount rate to the cash flows. The present value of the cash flows is then added to the present value equivalent of the residual value of the business to arrive at an estimated fair value of the reporting unit. The residual value represents the present value of the projected cash flows beyond the discrete projection period. The discount rates are determined using weighted average cost of capital for the risk of achieving the projected cash flows.

We did not weigh any of the enterprise valuation methodology on the market approach in 2020. We believe that using 100% income approach provided a more reasonable measurement of the enterprise value basis at December 31, 2020. Due to the volatility and unreliability in the market multiples, the lack of standalone Domestic and International public theatre companies, and the temporary suspension of operations due to the COVID-19 pandemic and the current impact on Adjusted EBITDA, we did not believe that placing any weight on the market approach was appropriate for this valuation.

Assumptions and judgment. Our projections assume that attendance will continue to gradually improve from 2021 levels to the point of approaching historical levels. Our projections have considered the risks of a shortened theatrical window and direct to consumer releases, although on a more limited basis. These assumptions, among others, inform the considerable amount of management judgment with respect to cash flow estimates and appropriate discount rates to be used in determining the fair value of our reporting units. Other factors that could lead to impairment of our goodwill include adverse industry or economic trends, declines in the market price of our Common Stock and our debt instruments, all of which we utilize in establishing the estimates underlying these values. There is considerable management judgment with respect to cash flow estimates and discount rates to be used in estimating fair value, many of which are classified as Level 3 in fair value hierarchy.

Declines in the operating performance of our Domestic and International Theatres, the fair value of our debt, and the trading price of our Common Stock, together with small changes in other key input assumptions, and/or other events or circumstances could occur and could have a significant impact on the estimated fair values of our reporting units. Examples of adverse events or circumstances that could change include (i) the ultimate duration of the COVID-19 pandemic and the prolonged temporary suspension of certain of our theatre operations as well as the behavior of the movie-going public as we resume operations; (ii) an adverse change in macroeconomic conditions; (iii) increased cost factors that have a negative effect on our earnings and cash flows and higher interest rates; (iv) negative or overall declining financial performance compared with our actual and projected results of relevant prior periods; (v) further declines in the fair value of our debt, and (vi) a further sustained decrease in our share price.

Impact if actual results differ from assumptions. Although we believe that our estimates and judgments are reasonable, actual results may differ from these estimates many of which fall under Level 3 within the fair value measurement hierarchy. If we are required to record an impairment charge to our goodwill it may substantially reduce the carrying value of goodwill on our balance sheet and reduce our income in the year in which it is recorded. Given the nature of our business and our recent history, future impairments are possible and they may be material, based upon business conditions that are constantly changing and the competitive business environment in which we operate.

Our Current Goodwill Estimates and Changes in those Estimates. As further described below, we recorded impairment charges as of March 31, 2020, September 30, 2020, and December 31, 2020 due to significant decreases in our market enterprise value. Our enterprise market capitalization increased and there were no other triggering events during 2021. At our goodwill impairment annual assessment date, October 1, 2021, we performed a qualitative impairment test to evaluate whether it is more likely than not that the fair value of its two reporting units was less than their respective carrying amounts as of its annual assessment date. We concluded that it was not more likely than not that the fair value of either of our two reporting units had been reduced below their respective carrying amounts.

For calendar year 2020, we performed an assessment in accordance with ASC 350-20-35-30 to determine whether there were any events or changes in circumstances that would warrant an interim ASC 350 impairment analysis as of December 31, 2020, September 30, 2020, June 30, 2020, and March 31, 2020.

Based on the suspension of operations at all of our theatres on or before March 17, 2020 due to the COVID-19 pandemic during the first quarter of 2020, the suspension of operations during the second and third quarters of 2020, the temporary suspension of operations of certain of our International Theatres during the fourth quarter of 2020 again after operations had previously been resumed, and the further delay or cancellation of film releases than originally estimated, we performed the Step 1 quantitative goodwill impairment test as of March 31, 2020, September 30, 2020, and December 31, 2020. In performing those Step 1 quantitative goodwill impairment tests, we used an enterprise value approach to measure fair value of the reporting units. The enterprise fair value of the Domestic Theatres and International Theatres reporting units was less than their carrying values as of March 31, 2020 and September 30, 2020, and the fair value of the International Theatres reporting unit was less than its fair value as of December 31, 2020 and goodwill impairment charges of $1,276.1 million and $1,030.3 million, were recorded during the year ended December 31, 2020 for our Domestic Theatres and International Theatres reporting units, respectively.

Key rates used in the income approach were as follows:

	Measurement	Domestic	International
Description	Date	Theatres	Theatres
Income approach:
Weighted average cost of capital/discount rate	December 31, 2020	11.0%	12.5%
Long-term growth rate	December 31, 2020	1.0%	1.0%
Weighted average cost of capital/discount rate	September 30, 2020	12.0%	13.0%
Long-term growth rate	September 30, 2020	1.0%	1.0%
Weighted average cost of capital/discount rate	March 31, 2020	11.5%	13.0%
Long-term growth rate	March 31, 2020	2.0%	2.0%

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

Critical estimates. In calculating our effective income tax rate and other taxes applicable to our operations, we make judgments regarding certain tax positions, including the timing and amount of deductions and allocations of income among various tax jurisdictions with disparate tax laws.

Assumptions and judgment. We have various tax filing positions with regard to the timing and amount of deductions and credits and the allocation of income among various tax jurisdictions, based on our interpretation of local tax laws. We also inventory, evaluate and measure all uncertain tax positions taken or expected to be taken on tax returns and to record liabilities for the amount of such positions that may not be sustained, or may only be partially sustained, upon examination by the relevant taxing authorities.

Impact if actual results differ from assumptions. Although we believe that our estimates and judgments are reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities. If one or more of the taxing authorities were to successfully challenge our right to realize some or all of the tax benefit we have recorded, and we were unable to realize this benefit, it could have a material adverse effect on our financial results and cash flows.

Our Current Tax Estimates and Changes in those Estimates. At December 31, 2021, our federal income tax loss carryforwards were approximately $1,185.5 million, our state income tax loss carryforwards were approximately $1,678.6 million, and our foreign income tax loss carryforwards were approximately $898.4 million. Since these losses have varying degrees of carryforward periods, it requires us to estimate the amount of carryforward losses that we can reasonably be expected to realize. Future changes in conditions and in the tax code may change these strategies and thus change the amount of carry forward losses that we expect to realize and the amount of valuation allowances we have recorded. As of December 31, 2021, we had a total valuation allowance of $1,114.1 million related to the above loss carryforward and other future tax benefits for which realization is not likely to occur. Accordingly, future reported results could be materially impacted by changes in tax matters, positions, rules and estimates and these changes could be material. See Note 10—Income Taxes in the Notes to Consolidated Financial Statements under Part II, Item 8 thereof, for further information.

During the first quarter of 2020, the severe impact of the COVID-19 pandemic on operations in Germany and Spain caused us to conclude the realizability of deferred tax assets held in those jurisdictions does not meet the more likely than not standard. As such, a charge of $33.1 million and $40.1 million was recorded for Germany and Spain, respectively. At December 31, 2020, we determined that it was appropriate to record a valuation allowance on the disallowed interest carryforward in Sweden as the realizability of this deferred tax asset in this jurisdiction does not meet the more likely than not standard. As such, the overall net tax benefit recorded on Sweden was reduced by a charge of $3.7 million. During 2021, we recorded a valuation allowance on all other deferred tax assets in Sweden, resulting in a charge of less than $1 million. With the exception of Finland and Norway, all other international jurisdictions carried valuation allowances against their deferred tax assets at the end of 2021.

On July 31, 2020, we completed our private offers to exchange our Existing Subordinated Notes for newly issued Second Lien Notes due 2026. Due to the terms of that exchange, we were required to recognize CODI for US tax purposes on the difference between the face value of debt exchanged and the fair market value of the new debt issued. We determined that we should recognize $1.2 billion of CODI for tax purposes. Further, we concluded that the level of our insolvency at July 31, 2020 exceeded the indicated amount of CODI resulting from the debt exchange, which allowed us to reduce our tax attributes rather than recognize current taxable income. As a result, $1.2 billion of our net operating losses have been eliminated due to tax attribute reduction. See Note 8—Corporate Borrowings and Finance Lease Obligations and Note 10—Income Taxes in the Notes to Consolidated Financial Statements under Part II, Item 8 thereof, for further information.

Leases. We adopted ASC Topic 842 effective January 1, 2019. Under ASC Topic 842, lessees are required to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability is equal to the present value of lease payments. The asset is based on the liability, subject to certain adjustments, such as for lease incentives. For financial presentation purposes, a dual model was retained, requiring leases to be classified as either operating or finance leases. Operating leases result in straight-line expense (similar to operating leases under the prior accounting standard) while finance leases result in a front-loaded expense pattern (similar to capital leases under the prior accounting standard).

Critical estimates. We used our incremental borrowing rate to calculate the present value of our future operating lease payments, which was determined using a portfolio approach based on the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term since the leases do not provide a determinable implicit rate.

Assumptions and judgment. Estimating the incremental borrowing rate for operating leases is subjective when reviewing the reasonableness of the inputs and rates applied to each lease.

Impact if actual results differ from assumptions. A 100-basis point increase in the incremental borrowing rate would have decreased total operating lease liabilities by approximately $208.7 million and a 100-basis point decrease in weighted average discount rate would have increased total operating lease liabilities by approximately $223.2 million.

Operating Results

The following table sets forth our consolidated revenues, operating costs and expenses attributable to our theatrical exhibition operations and segment operating results. Reference is made to Note 13—Operating Segments in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for additional information therein:

	U.S. Markets			International Markets			Consolidated
	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
(In millions)	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Revenues
Admissions	$1,016.5	$455.5	* %	$377.7	$256.6	47.2%	$1,394.2	$712.1	95.8%
Food and beverage	677.1	258.5	* %	180.2	103.9	73.4%	857.3	362.4	* %
Other theatre	182.2	112.7	61.7%	94.2	55.2	70.7%	276.4	167.9	64.6%
Total revenues	1,875.8	826.7	* %	652.1	415.7	56.9%	2,527.9	1,242.4	* %
Operating Costs and Expenses
Film exhibition costs	460.6	223.0	* %	147.1	99.7	47.5%	607.7	322.7	88.3%
Food and beverage costs	95.9	59.1	62.3%	42.0	29.7	41.4%	137.9	88.8	55.3%
Operating expense, excluding depreciation and amortization below	833.9	588.9	41.6%	307.9	267.1	15.3%	1,141.8	856.0	33.4%
Rent	614.2	650.7	(5.6)%	213.8	233.4	(8.4)%	828.0	884.1	(6.3)%
General and administrative expense:
Merger, acquisition and other costs	9.0	10.2	(11.8)%	4.7	14.4	(67.4)%	13.7	24.6	(44.3)%
Other, excluding depreciation and amortization below	158.4	97.8	62.0%	68.2	58.9	15.8%	226.6	156.7	44.6%
Depreciation and amortization	321.2	374.5	(14.2)%	103.8	123.8	(16.2)%	425.0	498.3	(14.7)%
Impairment of long-lived assets	61.3	1,443.0	(95.8)%	15.9	1,070.9	(98.5)%	77.2	2,513.9	(96.9)%
Operating costs and expenses	2,554.5	3,447.2	(25.9)%	903.4	1,897.9	(52.4)%	3,457.9	5,345.1	(35.3)%
Operating loss	(678.7)	(2,620.5)	(74.1)%	(251.3)	(1,482.2)	(83.0)%	(930.0)	(4,102.7)	(77.3)%
Other expense (income):
Other expense (income)	9.2	61.3	(85.0)%	(97.1)	(32.4)	* %	(87.9)	28.9	* %
Interest expense:
Corporate borrowings	349.2	306.0	14.1%	65.7	5.0	* %	414.9	311.0	33.4%
Finance lease obligations	0.7	1.2	(41.7)%	4.5	4.7	(4.3)%	5.2	5.9	(11.9)%
Non-cash NCM exhibitor service agreement	38.0	40.0	(5.0)%	—	—	—%	38.0	40.0	(5.0)%
Equity in (earnings) loss of non-consolidated entities	(13.7)	17.6	* %	2.7	13.3	(79.7)%	(11.0)	30.9	* %
Investment expense (income)	(3.7)	10.2	* %	(5.5)	(0.1)	* %	(9.2)	10.1	* %
Total other expense (income), net	379.7	436.3	(13.0)%	(29.7)	(9.5)	* %	350.0	426.8	(18.0)%
Net loss before income taxes	(1,058.4)	(3,056.8)	(65.4)%	(221.6)	(1,472.7)	(85.0)%	(1,280.0)	(4,529.5)	(71.7)%
Income tax provision (benefit)	(9.4)	2.4	* %	(0.8)	57.5	* %	(10.2)	59.9	* %
Net loss	(1,049.0)	(3,059.2)	(65.7)%	(220.8)	(1,530.2)	(85.6)%	(1,269.8)	(4,589.4)	(72.3)%
Less: Net loss attributable to noncontrolling interests	—	—	—%	(0.7)	(0.3)	* %	(0.7)	(0.3)	* %
Net loss attributable to AMC Entertainment Holdings, Inc.	$(1,049.0)	$(3,059.2)	(65.7)%	$(220.1)	$(1,529.9)	(85.6)%	$(1,269.1)	$(4,589.1)	(72.3)%

*Percentage change in excess of 100%.

	U.S. Markets		International Markets		Consolidated
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2021	2020	2021	2020	2021	2020
Operating Data:
Screen additions	34	23	48	40	82	63
Screen acquisitions	134	14	6	—	140	14
Screen dispositions	66	478	100	115	166	593
Construction openings (closures), net	(15)	15	(22)	3	(37)	18
Average screens(1)	7,341	3,715	1,657	1,334	8,998	5,049
Number of screens operated	7,755	5,228	2,693	820	10,448	6,048
Number of theatres operated	593	394	337	109	930	503
Total number of circuit screens	7,755	7,668	2,807	2,875	10,562	10,543
Total number of circuit theatres	593	590	353	360	946	950
Screens per theatre	13.1	13.0	8.0	8.0	11.2	11.1
Attendance (in thousands)(1)	91,102	46,453	37,445	28,737	128,547	75,190
(1)	Includes consolidated theatres only and excludes screens offline due to construction and temporary suspension of operations as consequence of the COVID-19 pandemic.

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

During the year ended December 31, 2021, Adjusted EBITDA in the U.S. markets was $(250.6) million compared to $(768.2) million during the year ended December 31, 2020. The year-over-year improvement was primarily due to the decreased net loss driven by an increase in attendance as a result of the reopening of theatres that had been temporarily closed due to the COVID-19 pandemic, lifting of seating restrictions, increases in governmental assistance for COVID-19, and decreases in rent expense, partially offset by increases in operating expenses due to the increase in attendance, increases in general and administrative expense, and decreases in cash distributions from equity method investees. During the year ended December 31, 2021, Adjusted EBITDA in the International markets was $(41.1) million compared to $(231.0) million during the year ended December 31, 2020. The year-over-year improvement was primarily due to decreases in net losses due to the increase in attendance, increases in governmental assistance for COVID-19, and decreases in rent expense and increases in attributable EBITDA from equity method investees, partially offset by the increases in operating expenses due to the increase in attendance, increases in general and administrative expense and an increase in foreign currency translation rates. During the year ended December 31, 2021, Adjusted EBITDA in the U.S. markets and International markets was $(291.7) million compared to $(999.2) million during the year ended December 31, 2020, driven by the aforementioned factors impacting Adjusted EBITDA.

The following tables set forth our Adjusted EBITDA by reportable operating segment and our reconciliation of Adjusted EBITDA:

	Year Ended
Adjusted EBITDA (In millions)	December 31, 2021	December 31, 2020
U.S. markets	$(250.6)	$(768.2)
International markets	(41.1)	(231.0)
Total Adjusted EBITDA (1)	$(291.7)	$(999.2)

	Year Ended
(In millions)	December 31, 2021	December 31, 2020
Net loss	$(1,269.8)	$(4,589.4)
Plus:
Income tax provision (benefit) (1)	(10.2)	59.9
Interest expense	458.1	356.9
Depreciation and amortization	425.0	498.3
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill (2)	77.2	2,513.9
Certain operating expense (income) (3)	0.2	(9.4)
Equity in (earnings) loss of non-consolidated entities (4)	(11.0)	30.9
Cash distributions from non-consolidated entities (5)	12.5	17.4
Attributable EBITDA (6)	3.7	0.2
Investment expense (income)	(9.2)	10.1
Other expense (income) (7)	(0.1)	66.9
Other non-cash rent benefit (8)	(24.9)	(4.9)
General and administrative — unallocated:
Merger, acquisition and other costs (9)	13.7	24.6
Stock-based compensation expense (10)	43.1	25.4
Adjusted EBITDA	$(291.7)	$(999.2)
(1)	For information regarding the income tax provision (benefit), see Note 10—Income Taxes to the Consolidated Financial Statements under Part II, Item 8 thereof.
(2)	During the year ended December 31, 2021, we recorded non-cash impairment charges related to our long-lived assets of $61.3 million on 77 theatres in the U.S. markets with 805 screens which were related to property, net, operating lease right-of-use assets, net and other long-term assets and $15.9 million on 14 theatres in the International markets with 118 screens which were related to property, net and operating lease right-of-use assets, net.

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

(3)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens including the related accretion of interest, non-cash deferred digital equipment rent expense, and disposition of assets and other non-operating gains or losses included in operating expenses. We have excluded these items as they are non-cash in nature or are non-operating in nature.
(4)	Equity in (earnings) loss of non-consolidated entities primarily consisted of equity in earnings (loss) from DCIP of $12.2 million and $(14.5) million, during the year ended December 31, 2021 and December 31, 2020 respectively. In addition, we recorded impairment losses in the International markets during the year ended December 31, 2020 related to equity method investments of $8.6 million in equity in (earnings) loss of non-consolidated entities.
(5)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. We believe including cash distributions is an appropriate reflection of the contribution of these investments to our operations.

(6)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of our equity in (earnings) loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where we hold a significant market share, we believe attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. We also provide services to these theatre operators including information technology systems, certain on-screen advertising services and our gift card and package ticket program.

	Year Ended
(In millions)	December 31, 2021	December 31, 2020
Equity in (earnings) loss of non-consolidated entities	$(11.0)	$30.9
Less:
Equity in (earnings) loss of non-consolidated entities excluding International theatre joint ventures	(13.5)	27.4
Equity in earnings (loss) of International theatre joint ventures	(2.5)	(3.5)
Income tax expense	0.3	0.1
Investment income	(0.1)	(0.4)
Interest expense	0.2	0.1
Depreciation and amortization	5.6	3.2
Other expense	0.2	0.7
Attributable EBITDA	$3.7	$0.2

(7)	Other expense (income) during the year ended December 31, 2021, primarily consisted of a loss on debt extinguishment of $14.4 million and financing fees of $1.0 million, partially offset by income related to the foreign currency transaction gains of $(9.8) million and contingent lease guarantees of $(5.7) million.

Other expense (income) for the year ended December 31, 2020 included a loss of $109.0 million related to the fair value adjustments of the derivative liability and derivative asset for our Convertible Notes, financing fees related to the Exchange Offer of $39.3 million, and credit losses related to contingent lease guarantees of $15.0 million, partially offset due to a gain on extinguishment of the Second Lien Notes due 2026 of $(93.6) million.

(8)	Reflects amortization of certain intangible assets reclassified from depreciation and amortization to rent expense, due to the adoption of ASC 842, Leases and deferred rent benefit related to the impairment of right-of-use operating lease assets.
(9)	Merger, acquisition and other costs are excluded as they are non-operating in nature.
(10)	Non-cash expense included in general and administrative: other.

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

Segment Information

Our historical results of operations for the years ended December 31, 2021 and December 31, 2020 reflect the results of operations for our two Theatrical Exhibition reportable segments, U.S. markets and International markets.

Results of Operations—For the Year Ended December 31, 2021, Compared to the Year Ended December 31, 2020

Consolidated Results of Operations

Revenues. Total revenues increased 103.5%, or $1,285.5 million, during the year ended December 31, 2021, compared to the year ended December 31, 2020. Admissions revenues increased 95.8%, or $682.1 million, during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to a 71.0% increase in attendance and a 14.5% increase in average ticket price. The increase in attendance was primarily due to the COVID-19 pandemic impact on the prior year which resulted in the temporary suspension of operations at our theatres in U.S. markets and International markets, deterred customers from attending our theatres when we resumed operations, and prompted film distributors to delay or alternatively distribute films. The increase in average ticket price was primarily due to strategic pricing initiatives put in place over the prior year, increases in IMAX and Premium content and lower frequency on our A-List subscription program and an increase in foreign currency translation rates, partially offset by loyalty program discounts.

Food and beverage revenues increased 136.6%, or $494.9 million, during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due the increase in attendance and the increase in food and beverage per patron. Food and beverage per patron increased 38.4% from $4.82 to $6.67 due to several contributing factors including increases in units sold per transaction and increases in the percentage of patrons making purchases due to higher child percentages, private theatre rentals, an increase in dine-in percentages, mobile orders along with price increases and reduced loyalty program penetration, partially offset by an increase in foreign currency translation rates.

Total other theatre revenues increased 64.6%, or $108.5 million, during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to increases in ticket fees, income from gift cards and package tickets and screen advertising due to the increase in attendance and the increase in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses decreased $1,887.2 million, during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to the $2,513.9 million impairment of long-lived assets charge recorded during the year ended December 31, 2020, and the increase in foreign currency translation rates. Film exhibition costs increased 88.3%, or $285.0 million, during the year ended December 31, 2021, compared to the year ended December 31, 2020, due to the increase in attendance. As a percentage of admissions revenues, film exhibition costs were 43.6% for the year ended December 31, 2021, and 45.3% for the year ended December 31, 2020. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in lower grossing films and library content in the current year, which typically results in lower film exhibition costs. Additionally, lower film exhibition costs were paid on films with shorter exclusive theatrical windows.

Food and beverage costs increased 55.3%, or $49.1 million, during the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 16.1% for the year ended December 31, 2021, and 24.5% for the year ended December 31, 2020. Food and beverage costs included $22.6 million of charges for obsolete inventory during the year ended December 31, 2020, due to the suspension of theatre operations.

As a percentage of revenues, operating expense was 45.2% for the year ended December 31, 2021, and 68.9% for the year ended December 31, 2020. Rent expense decreased 6.3%, or $56.1 million, during the year ended December 31, 2021, compared to the year ended December 31, 2020, due primarily to cash rent abatements from landlords, declines in rent expense due to the impairment of right-of-use assets during the years ended December 31, 2019 and December 31, 2020 that reduce the amounts of right-of-use assets that are amortized to rent expense, and theatre closures, partially offset by the increase in foreign currency translation rates. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for further information on the impact of COVID-19 on leases and rent obligations of approximately $315.1 million that have been deferred to future years as of December 31, 2021.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $13.7 million during the year ended December 31, 2021, compared to $24.6 million during the year ended December 31, 2020, primarily due to higher legal and professional costs related to strategic contingent planning in the prior year.

Other. Other general and administrative expense increased 44.6% or $69.9 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to increases in bonus expense and stock-based compensation expense as a result of improvements in expected annual performance compared to annual targets and the modification and acceleration of vesting of awards during the current and prior year and increases in insurance costs and professional expenses. See Note 9—Stockholders’ Equity in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased 14.7% or $73.3 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to lower depreciation expense on theatres impaired during years ended December 31, 2019 and December 31, 2020, partially offset by the increase in foreign currency translation rates.

Impairment of long-lived assets, definite and indefinite-lived intangible assets, and goodwill.  During the year ended December 31, 2021, we recognized non-cash impairment losses of $61.3 million on 77 theatres in the U.S. markets with 805 screens (in Alabama, Arkansas, California, Colorado, Connecticut, District of Columbia, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Missouri, Montana, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, West Virginia, and Wisconsin) which were related to property, net, operating lease right-of-use assets, net and other long-term assets and $15.9 million on 14 theatres in the International markets with 118 screens (in Italy, Norway, Spain, and the UK), which were related to property, net and operating lease right-of-use assets, net.

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

Other expense (income). Other income of $87.9 million during the year ended December 31, 2021 was primarily due to $87.1 million in government assistance related to COVID-19, foreign currency transaction gains of $9.8 million and estimated credit income of $5.7 million related to contingent lease guarantees, partially offset by a loss on extinguishment of $14.4 million related to the redemption of $35.0 million principal amount of 15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026 and $1.0 million of financing fees related to the write-off of unamortized deferred charges on the Odeon Revolving Credit Facility. Other expense of $28.9 million during the year ended December 31, 2020 was primarily due to third party expenses of $39.3 million related to the restructuring of our debt, the increase in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2026 of $89.4 million, the decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $19.6 million, estimated credit losses related to contingent lease guarantees of $15.0 million, partially offset by government assistance related to COVID-19 of $38.6 million and a gain on the extinguishment of our second lien secured debt of $93.6 million. See Note 1—The Company and Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for additional information about the components of other expense (income).

Interest expense. Interest expense increased $101.2 million to $458.1 million for the year ended December 31, 2021 compared to $356.9 million during the year ended December 31, 2020 primarily due to:

●	the issuance of $500 million of 10.5% First Lien Notes due 2025 on April 24, 2020;
●	the issuance of $300 million of 10.5% First Lien Notes due 2026 on July 31, 2020;
●	the issuance of $100 million of 15%/17% Cash/PIK Toggle First Lien Notes due 2026 on January 15, 2021;
●	unamortized discount and deferred charges at the date of conversion of $600 million 2.95% Convertible Notes due 2026 to 44,422,860 common shares on January 27, 2021 following the guidance in ASC 815-15-40-1; and
●	the issuance of £140.0 million and €296.0 million 10.75%/11.25% Cash/PIK Term Loans due 2023 on February 19, 2021,

partially offset by:

●	a reduction in the effective interest rate from 6.37% to 4.46% on $2,017.5 million aggregate principal amount of our senior subordinated notes exchanged for $1,462.3 million aggregate principal amount of second lien notes on July 31, 2020;
●	the extinguishment of $104.5 million of Second Lien Notes due 2026 on December 14, 2020 in exchange for common shares;
●	borrowings under revolving credit facilities of approximately $325.1 million during the year ended December 31, 2020;
●	the repayment of £89.7 million and €12.8 million outstanding amounts under the Odeon Revolving Credit Facility on February 19, 2021;
●	the conversion of $600 million 2.95% Convertible Notes due 2026 to 44,422,860 common shares on January 27, 2021;
●	a decline in interest rates related to borrowings under the Senior Secured Term Loan due 2026; and
●	the repayment in March 2021 of $212.2 million under the Senior Secured Revolving Credit Facility.

See Note 8—Corporate Borrowings and Finance Lease Obligations in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for additional information about our indebtedness.

 Equity in (earnings) loss of non-consolidated entities. Equity in (earnings) loss of non-consolidated entities was $(11.0) million for the year ended December 31, 2021, compared to $30.9 million for the year ended December 31, 2020. The decrease in equity in loss of $41.9 million was primarily due to decreases in equity in losses from DCIP of $26.8 million, decreases in impairment charges for equity method investments of $8.6 million and decreases in equity losses on other investments of $6.5 million.

Investment (income) expense. Investment income was $(9.2) million for the year ended December 31, 2021, compared to investment expense of $10.1 million for the year ended December 31, 2020. Investment income includes a gain on sale of the Baltics of $5.5 million during the year ended December 31, 2021. Investment expense includes an impairment charge of $15.9 million related to investments, partially offset by a payment of $3.7 million under the NCM tax receivable agreement during the year ended December 31, 2020.

Income tax provision (benefit). The income tax provision (benefit) was $(10.2) million and $59.9 million for the year ended December 31, 2021, and December 31, 2020, respectively. The decrease in income tax expense is primarily due to the recording of International valuation allowances against deferred tax assets held in Spain of $40.1 million and Germany of $33.1 million during the year ended December 31, 2020. See Note 10—Income Taxes in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for further information.

Net loss. Net loss was $1,269.8 million and $4,589.4 million during the year ended December 31, 2021, and December 31, 2020, respectively. Net loss during the year ended December 31, 2021 compared to net loss for the year ended December 31, 2020 was positively impacted by the increase in attendance as a result of an increase in new film releases in connection with the reopening of theatres in the current year that had been temporarily closed due to the COVID-19 pandemic and lifting of seating restrictions, decreases in impairment of long-lived assets, decreases in depreciation and amortization expense, decreases in rent expense, increases in other income, decreases in equity losses in non-consolidated entities, increases in investment income and decreases in income tax provision, partially offset by higher interest expense, higher general and administrative costs and an increase in foreign currency translation rates.

Theatrical Exhibition–U.S. Markets

Revenues. Total revenues increased 126.9%, or $1,049.1 million, during the year ended December 31, 2021, compared to the year ended December 31, 2020. Admissions revenues increased 123.2%, or $561.0 million, during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to a 96.1% increase in attendance and a 13.8% increase in average ticket price. The increase in attendance was primarily due to the COVID-19 pandemic impact on the prior year, which resulted in the temporary suspension of operations at our theatres in U.S. markets, deterred customers from attending our theatres when we resumed operations, and prompted film distributors to delay or alternatively distribute films. The increase in average ticket price was primarily due to strategic pricing initiatives put in place over the prior year and increases in IMAX and Premium content and lower frequency on our A-List subscription program.

Food and beverage revenues increased 161.9%, or $418.6 million, during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to the increase in attendance and food and beverage per patron. Food and beverage per patron increased 33.6% from $5.56 to $7.43 due to several contributing factors including increases in units sold per transaction and increases in the percentage of patrons making purchases due to higher child percentages, private theatre rentals, an increase in dine-in percentages, mobile orders along with price increases and reduced loyalty program penetration.

Total other theatre revenues increased 61.7%, or $69.5 million, during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to increases in ticket fees, income from gift cards and package tickets and screen advertising due to the increase in attendance.

Operating costs and expenses. Operating costs and expenses decreased $892.7 million, during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to the $1,443.0 million impairment of long-lived assets, definite-lived intangible assets and goodwill charge recorded during the year ended December 31, 2020. Film exhibition costs increased 106.5%, or $237.6 million, during the year ended December 31, 2021, compared to the year ended December 31, 2020, due to the increase in admissions revenues, partially offset by a decrease in film exhibition costs as a percentage of admissions revenues. As a percentage of admissions revenues, film exhibition costs were 45.3% for the year ended December 31, 2021, and 49.0% for the year ended December 31, 2020. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in lower grossing films and library content in the current year, which typically results in lower film exhibition costs. Additionally, lower film exhibition costs were paid on films with shorter exclusive theatrical windows.

Food and beverage costs increased 62.3%, or $36.8 million, during the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 14.2% for the year ended December 31, 2021, and 22.9% for the year ended December 31, 2020. Food and beverage costs included $17.5 million of charges for obsolete inventory during the year ended December 31, 2020, due to the suspension of theatre operations.

As a percentage of revenues, operating expense was 44.5% for the year ended December 31, 2021, and 71.2% for the year ended December 31, 2020. Rent expense decreased 5.6%, or $36.5 million, during the year ended December 31, 2021, compared to the year ended December 31, 2020, due primarily to theatre closures, declines in rent expense due to the impairment of right-of-use assets during years ended December 31, 2019 and December 31, 2020 that reduce the amounts of right-of-use assets that are amortized to rent expense, and cash rent abatements from landlords. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for further information on the impact of COVID-19 on leases and rent obligations of approximately $252.4 million that have been deferred to future years as of December 31, 2021.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $9.0 million during the year ended December 31, 2021, compared to $10.2 million during the year ended December 31, 2020.

Other. Other general and administrative expense increased 62.0% or $60.6 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to increases in bonus expense and stock-based compensation expense as a result of improvements in expected annual performance compared to annual targets and the modification and acceleration of vesting of awards during the current and prior year and increases in insurance costs and professional expenses. See Note 9—Stockholders’ Equity in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased 14.2% or $53.3 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to lower depreciation expense on theatres impaired during years ended December 31, 2019 and December 31, 2020.

Impairment of long-lived assets, definite and indefinite-lived intangible assets, and goodwill. During the year ended December 31, 2021, we recognized non-cash impairment losses of $61.3 million on 77 theatres in the U.S. markets with 805 screens (in Alabama, Arkansas, California, Colorado, Connecticut, District of Columbia, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Missouri, Montana, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, West Virginia, and Wisconsin) which were related to property, net, operating lease right-of-use assets, net and other long-term assets.

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

Other expense. Other expense of $9.2 million during the year ended December 31, 2021, was primarily due to a loss on extinguishment of $14.4 million related to the redemption of $35.0 million principal amount of 15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026, partially offset by $5.6 million in government assistance related to COVID-19. Other expense of $61.3 million during the year ended December 31, 2020 was primarily due to third party expenses of $39.3 million related to the restructuring of our debt, the increase in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes due 2026 of $89.4 million, the decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $19.6 million, and estimated credit losses related to contingent lease guarantees of $9.2 million, partially offset by government assistance related to COVID-19 of $1.8 million and a gain on the extinguishment of our second lien secured debt of $93.6 million. See Note 1—The Company and Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for additional information about the components of other expense.

Interest expense. Interest expense increased $40.7 million to $387.9 million for the year ended December 31, 2021, compared to $347.2 million during the year ended December 31, 2020, primarily due to:

●	the issuance of $500 million of 10.5% First Lien Notes due 2025 on April 24, 2020;
●	the issuance of $300 million of 10.5% First Lien Notes due 2026 on July 31, 2020;
●	the issuance of $100 million of 15%/17% Cash/PIK Toggle First Lien Notes due 2026 on January 15, 2021; and
●	the conversion of $600 million 2.95% Convertible Notes due 2026 to 44,422,860 common shares on January 27, 2021, that resulted in the write-off to interest expense of $70.0 million of unamortized discount and deferred charges at the date of conversion following the guidance in ASC 815-15-40-1, partially offset by:

●	a reduction in the effective interest rate from 6.37% to 4.46% on $2,017.5 million aggregate principal amount of our senior subordinated notes exchanged for $1,462.3 million aggregate principal amount of second lien notes on July 31, 2020;
●	the extinguishment of $104.5 million of Second Lien Notes due 2026 on December 14, 2020, in exchange for common shares;
●	borrowings under revolving credit facilities of approximately $212.2 million during the year ended March 31, 2020;
●	a decline in interest rates related to borrowings under the Senior Secured Term Loan due 2026; and
●	the repayment in March 2021 of $212.2 million under the Senior Secured Revolving Credit Facility.

See Note 8—Corporate Borrowings and Finance Lease Obligations in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for additional information about our indebtedness.

Equity in (earnings) loss of non-consolidated entities. Equity in (earnings) loss of non-consolidated entities was $(13.7) million for the year ended December 31, 2021, compared to $17.6 million for the year ended December 31, 2020. The decrease in equity in loss of $31.3 million was primarily due to decreases in equity in losses from DCIP of $26.8 million and decreases in equity losses on other investments of $4.5 million.

Investment (income) expense. Investment income was $(3.7) million for the year ended December 31, 2021, compared to investment expense of $10.2 million for the year ended December 31, 2020. Investment expense includes impairment charges of $15.9 million related to investments, partially offset by a payment of $3.7 million under the NCM tax receivable agreement during the year ended December 31, 2020.

Income tax provision (benefit). The income tax provision (benefit) was $(9.4) million and $2.4 million for the year ended December 31, 2021, and December 31, 2020, respectively. See Note 10—Income Taxes in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for further information.

Net loss. Net loss was $1,049.0 million and $3,059.2 million during the year ended December 31, 2021, and December 31, 2020, respectively. Net loss during the year ended December 31, 2021 compared to net loss for the year ended December 31, 2020 was positively impacted by the increase in attendance as a result of an increase in new film releases in connection with the reopening of theatres in the current year that had been temporarily closed due to the COVID-19 pandemic and lifting of seating restrictions, decreases in impairment of long-lived assets, decreases in depreciation and amortization expense, decreases in rent expense decreases in other expense, decreases in equity losses in non-consolidated entities, increases in investment income, decreases in income tax provision, partially offset by higher interest expense and higher general and administrative costs.

Theatrical Exhibition - International Markets

Revenues. Total revenues increased 56.9%, or $236.4 million, during the year ended December 31, 2021, compared to the year ended December 31, 2020. Admissions revenues increased 47.2%, or $121.1 million, during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to a 30.3% increase in attendance and a 13.0% increase in average ticket price. The increase in attendance was primarily the result of an increase in new film releases in connection with the reopening of theatres in the current year that had been temporarily closed due to the COVID-19 pandemic and lifting of seating restrictions. The increase in average ticket price includes the impact of the increase in foreign currency translation rates and reflects minimal volumes of attendance in the prior year.

Food and beverage revenues increased 73.4% or $76.3 million, during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to the increase in attendance and food and beverage per patron. Food and beverage per patron increased 32.9% from $3.62 to $4.81 and includes the impact of the increase in foreign currency translation rates.

Total other theatre revenues increased 70.7%, or $39.0 million, during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to increases in ticket fees, income from gift cards and package tickets, screen advertising and theatre rentals due to the increase in attendance and the increase in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses decreased $994.5 million, during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to a $1,070.9 million impairment of long-lived assets, indefinite-lived intangible assets and goodwill charge, recorded during the year ended December 31, 2020, and an increase in foreign currency translation rates. Film exhibition costs increased 47.5%, or $47.4 million, during the year ended December 31, 2021, compared to the year ended December 31, 2020, due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 38.9% for the years ended December 31, 2021 and 2020.

Food and beverage costs increased 41.4%, or $12.3 million, during the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 23.3% for the year ended December 31, 2021, and 28.6% for the year ended December 31, 2020. Food and beverage costs included $5.1 million of charges for obsolete inventory during the year ended December 31, 2020, due to the suspension of theatre operations.

As a percentage of revenues, operating expense was 47.2% for the year ended December 31, 2021, and 64.3% for the year ended December 31, 2020. Rent expense decreased 8.4%, or $19.6 million, during the year ended December 31, 2021, compared to the year ended December 31, 2020, due primarily to cash rent abatements from landlords, declines in rent expense due to the impairment of right-of-use assets during the years ended December 31, 2019 and December 31, 2020 that reduce the amounts of right-of-use assets that are amortized to rent expense, and theatre closures, partially offset by the increase in foreign currency translation rates. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for further information on the impact of COVID-19 on leases and rent obligations of approximately $62.7 million that have been deferred to future years as of December 31, 2021.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $4.7 million during the year ended December 31, 2021, compared to $14.4 million during the year ended December 31, 2020, primarily due to legal and professional costs related to strategic planning in the prior year.

Other. Other general and administrative expense increased 15.8% or $9.3 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to increases in bonus expense and stock-based compensation expense as a result of improvements in expected annual performance compared to annual targets and the modification and acceleration of vesting of awards during the current and prior year and increases in foreign currency translation rates. See Note 9—Stockholders’ Equity in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased 16.2% or $20.0 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to lower depreciation expense on theatres impaired in years ended December 31, 2019 and December 31, 2020, partially offset by the increase in foreign currency translation rates.

Impairment of long-lived assets, definite and indefinite-lived intangible assets, and goodwill.  During the year ended December 31, 2021, we recognized non-cash impairment losses of $15.9 million on 14 theatres in the International markets with 118 screens (in Italy, Norway, Spain, and UK), which were related to property, net, and operating lease right-of-use assets, net.

During the year ended December 31, 2020, we recognized non-cash impairment losses of $25.4 million on 37 theatres in the International markets with 340 screens (in Finland, Germany, Ireland, Italy, Norway, Portugal, Spain, Sweden, and UK), which were related to property, net, and operating lease right-of-use assets, net.

We performed quantitative impairment evaluations of our indefinite-lived intangible assets related to the Odeon and Nordic trade names as of March 31, 2020, September 30, 2020 and December 31, 2020 and recorded impairment charges of $15.2 million related to these assets during the year ended December 31, 2020.

We performed a quantitative impairment evaluation of our goodwill as of March 31, 2020, September 30, 2020 and December 31, 2020 and recorded impairment charges of $1,030.3 million for our International Theatres reporting unit during the year ended December 31, 2020.

Other income. Other income of $97.1 million during the year ended December 31, 2021, was primarily due to $81.5 million in government assistance related to COVID-19, $9.8 million of foreign currency transaction gains and estimated credit income of $6.0 million related to contingent lease guarantees. Other income of $32.4 million during the year ended December 31, 2020, was primarily due to the international government assistance related to COVID-19 of $36.8 million, partially offset by estimated credit losses related to contingent lease guarantees of $5.8 million. See Note 1—The Company and Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for additional information about the components of other expense (income).

Interest expense. Interest expense increased $60.5 million to $70.2 million for the year ended December 31, 2021 compared to $9.7 million during the year ended December 31, 2020, primarily due to:

●	the issuance of £140.0 million and €296.0 million 10.75%/11.25% Cash/PIK Term Loans due 2023 on February 19, 2021,

partially offset by:

●	the repayment of £89.7 million and €12.8 million outstanding amounts under the Odeon Revolving Credit Facility on February 19, 2021.

See Note 8—Corporate Borrowings and Finance Lease Obligations in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for additional information about our indebtedness.

Equity in loss of non-consolidated entities. Equity in loss of non-consolidated entities was $2.7 million for the year ended December 31, 2021, compared to $13.3 million for the year ended December 31, 2020.

Investment (income) expense. Investment income was $(5.5) million for the year ended December 31, 2021, compared to investment income of $(0.1) million for the year ended December 31, 2020. Investment income includes a gain on sale of the Baltics of $5.5 million during the year ended December 31, 2021.

Income tax provision (benefit). The income tax provision (benefit) was $(0.8) million and $57.5 million for the year ended December 31, 2021, and December 31, 2020, respectively. The decrease in income tax expense is primarily due to the recording of International valuation allowances against deferred tax assets held in Spain of $40.1 million and Germany of $33.1 million during the year ended December 31, 2020. See Note 10—Income Taxes in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for further information.

Net loss. Net loss was $220.8 million and $1,530.2 million during the year ended December 31, 2021, and December 31, 2020, respectively. Net loss during the year ended December 31, 2021 declined compared to net loss for the year ended December 31, 2020 due to increases in attendance as a result of an increase in new film releases in connection with the reopening of theatres in the current year that had been temporarily closed due to the COVID-19 pandemic and lifting of seating restrictions, decreases in impairment of long-lived assets, decreases in depreciation and amortization expense, increases in other income, increases in investment income, decreases in equity losses in non-consolidated entities, decreases in income tax provision, decreases in rent expense, partially offset by higher interest expense, higher general and administrative costs and an increase in foreign currency translation rates.

Results of Operations—For the Year Ended December 31, 2020, Compared to the Year Ended December 31, 2019

For a comparison of our results of operations for the year ended December 31, 2020, compared to the year ended December 31, 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 12, 2021, which is incorporated herein by reference.

Liquidity and Capital Resources—For the Year Ended December 31, 2021, Compared to the Year Ended December 31, 2020

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

We had working capital surplus (deficits) (excluding restricted cash) as of December 31, 2021 and December 31, 2020 of $54.6 million and $(1,104.6) million, respectively. As of December 31, 2021 and December 31, 2020, working capital included $605.2 million and $583.6 million, respectively, of operating lease liabilities and $408.6 million and $405.4 million, respectively, of deferred revenues. At December 31, 2021, we had $209.1 million unused borrowing capacity, net of letters of credit, under our $225.0 million Senior Secured Revolving Credit Facility. As of December 31, 2020, we had borrowed $212.2 million (the full availability net of standby letters of credit) under our $225.0 million Senior Secured Revolving Credit Facility. We also maintained a revolving credit facility due February 14, 2022 at our Odeon subsidiary (the “Odeon Revolving Credit Facility”). This facility was replaced on February 15, 2021 by the Odeon Term Loan Facility. Reference is made to Note 8—Corporate Borrowings and Finance Lease Obligations in the Notes to the Consolidated Statements under Part II, Item 8 thereof, for further information about the Odeon Term Loan Facility. As of December 31, 2020, we had borrowed $120.8 million (the full availability net of standby letters of credit) under our £100.0 million Odeon Revolving Credit Facility ($136.3 million based on the foreign currency translation rate of 1.3628 on December 31, 2020). Reference is made to Note 8—Corporate Borrowings and Finance Lease Obligations in the Notes to Consolidated Financial Statements under Part II, Item 8 thereof, for further information about our outstanding indebtedness.

As of December 31, 2021, we had cash and cash equivalents of approximately $1.6 billion. In response to the COVID-19 pandemic, we adjusted certain elements of our business strategy and took significant steps to preserve cash. We are continuing to take significant measures to further strengthen our financial position and enhance our operations, by eliminating non-essential costs, including reductions to our variable costs and elements of our fixed cost structure, introducing new initiatives, and optimizing our theatrical footprint.

Additionally, we enhanced liquidity through debt issuances, debt exchanges and equity sales. See Note 8—Corporate Borrowings and Finance Lease Obligations, Note 9—Stockholders’ Equity, and Note 16—Subsequent Events in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for further information.

The table below summarizes net increase (decrease) in cash equivalents and restricted cash by quarter for the year ended December 31, 2021:

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
(In millions)	2021	2021	2021	2021	2021
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(312.9)	$(233.8)	$(113.9)	$46.5	$(614.1)
Cash flows from investing activities:
Net cash provided by (used in) investing activities	(16.0)	13.5	(28.8)	(36.9)	(68.2)
Cash flows from financing activities:
Net cash provided by (used in) financing activities	854.7	1,212.2	(48.3)	(27.9)	1,990.7
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5.1)	5.6	(8.4)	(1.6)	(9.5)
Net increase (decrease) in cash and cash equivalents and restricted cash	520.7	997.5	(199.4)	(19.9)	1,298.9
Cash and cash equivalents and restricted cash at beginning of period	321.4	842.1	1,839.6	1,640.2	321.4
Cash and cash equivalents and restricted cash at end of period	$842.1	$1,839.6	$1,640.2	$1,620.3	$1,620.3

Our net cash used in operating activities improved by $79.1 million during the three months ended June 30, 2021 compared to the three months ended March 31, 2021, $119.9 million during the three months ended September 30, 2021 compared to the three months ended June 30, 2021, and $160.4 million during the three months ended December 31, 2021 compared to the three months ended September 30, 2021. This is primarily attributable to continued increases in attendance and industry box office revenues during the year ended December 31, 2021. We will continue to repay rent amounts that were deferred during the pandemic, which will increase our cash outflows from operating activities. See

Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for a summary of the estimated future repayment terms for the remaining $315.1 million of rentals that were deferred during the COVID-19 pandemic.

Our net cash provided by (used in) investing activities included:

●	$(11.9) million of capital expenditures and $(9.3) million of investments in non-consolidated entities, partially offset by proceeds from the disposition of the Baltic theatres of $3.8 million and proceeds from the disposition of long-term assets of $1.4 million during the three months ended March 31, 2021;
●	$31.4 million of proceeds from the disposition of the Baltic theatres, partially offset by $(17.9) million of capital expenditures during the three months ended June 30, 2021;
●	$(24.1) million of capital expenditures, $(5.8) million related to the acquisition of assets at two theatres and $(1.0) million of transaction costs related to the Baltic theatres sale, partially offset by $2.0 million of proceeds from disposition of long-term assets during the three months ended September 30, 2021; and
●	$(38.5) million of capital expenditures and $(2.4) million related to the acquisition of assets at two theatres, partially offset by $4.5 million of proceeds from disposition of long-term assets during the three months ended December 31, 2021.

Our net cash provided by (used in) financing activities included:

●	Net proceeds from our debt and equity issuances of $861.9 million during the three months ended March 31, 2021;
●	Net proceeds from our equity issuances of $1,219.6 million during the three months ended June 30, 2021;
●	Principal and premium payments of $(40.3) million related to an optional redemption of our First Lien Toggle Notes due 2026 during the three months ended September 30, 2021; and
●	Taxes paid for restricted stock withholdings of $(19.1) million during the three months ended December 31, 2021.

We believe our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund our operations, satisfy our obligations, including cash outflows for increased rent and planned capital expenditures, and comply with minimum liquidity and financial covenant requirements under our debt covenants related to borrowings pursuant to the Senior Secured Revolving Credit Facility and Odeon Term Loan Facility for at least the next twelve months. In order to achieve net positive operating cash flows and long-term profitability, we believe we will need to continue to increase attendance levels significantly compared to 2021 and achieve levels in line with pre COVID-19 attendance. We believe the global re-opening of our theatres, the anticipated volume of titles available for theatrical release, and the anticipated broad appeal of many of those titles will support increased attendance levels. We believe that the sequential increases in attendance experienced each quarter as 2021 progressed are positive signs of continued demand for the moviegoing experience. However, there remain significant risks that may negatively impact attendance, including a resurgence of COVID-19 related restrictions, potential movie-goer reluctance to attend theatres due to concerns about COVID-19 variant strains, movie studios release schedules and direct to streaming or other changing movie studio practices.

We entered the Ninth Amendment (as defined in Note 8—Corporate Borrowings and Finance Lease Obligations in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof) pursuant to which the requisite revolving lenders party thereto agreed to extend the fixed date for the termination of the suspension period for the financial covenant (the secured leverage ratio) applicable to the Senior Secured Revolving Credit Facility (as defined in Note 8—Corporate Borrowings and Finance Lease Obligations in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof) from March 31, 2021 to March 31, 2022, which was further extended by the Eleventh Amendment (as defined in Note 8—Corporate Borrowings and Finance Lease Obligations in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof) from March 31, 2022 to March 31, 2023, as described, and on the terms and conditions specified, therein. We are currently subject to minimum liquidity requirements of approximately $144 million, of which $100 million is required under the conditions for the Extended Covenant

Suspension Period ending March 31, 2023, as amended, under the Senior Secured Revolving Credit Facility, and £32.5 million (approximately $44 million) of which is required under the Odeon Term Loan Facility. Following the expiration of the Extended Covenant Suspension Period ending March 31, 2023, we will be subject to the financial covenant under the Senior Secured Revolving Credit Facility as of the last day of each quarter on which the aggregate principal amount of revolving loans, and letters of credit (excluding letters of credit that are cash collateralized) in excess of $25 million, outstanding under the Senior Secured Revolving Credit Facility exceeds 35% of the principal amount of commitments under the Senior Secured Revolving Credit Facility then in effect, beginning with the quarter ending June 30, 2023. We currently expect we will be able to comply with this financial covenant, however, we do not anticipate the need to borrow under the Senior Secured Revolving Credit Facility during the next twelve months. See Note 8—Corporate Borrowings and Finance Lease Obligations for further information. Our liquidity needs thereafter will depend, among other things, on the timing of movie releases and our ability to generate cash from operations.

It is very difficult to estimate our liquidity requirements, future cash burn rates and future attendance levels. Depending on our assumptions regarding the timing and ability to achieve significantly increased levels of operating revenue, the estimates of amounts of required liquidity vary significantly. Similarly, it is very difficult to predict when theatre attendance levels will return to pre COVID-19 levels, which we expect will depend on the continued widespread availability and use of effective vaccines for the coronavirus, and eventual abatement of more virulent strains of the virus, related government mandates on social distancing and mask use, and the supply of movie titles for theatrical exhibition. While our current cash burn rates have improved, these levels are not sustainable. Further, we cannot accurately predict what future changes may occur to the supply or release date of movie titles available for theatrical exhibition once moviegoers are prepared to return in large numbers. Nor can we know with certainty the impact on consumer movie-going behavior of studios who release movies to theatrical exhibition and their streaming platforms on the same date (“day and date”), or the potential attendance impact of other studio decisions to accelerate in-home availability of their theatrical movies. Studio negotiations regarding evolving theatrical release models and film licensing terms are ongoing. There can be no assurance that the attendance levels and other assumptions used to estimate our liquidity requirements and future cash burn rates will be correct, and our ability to be predictive is uncertain due to the unknown magnitude and duration of the COVID-19 pandemic. Further, there can be no assurances that we will be successful in generating the additional liquidity necessary to meet our obligations beyond twelve months from the issuance of these financial statements on terms acceptable to us or at all. If we are unable to maintain or renegotiate our minimum liquidity covenant requirements, it could have a significant adverse effect on our business, financial condition and operating results.

We realized $1.2 billion of CODI in connection with our 2020 debt restructuring. As a result, $1.2 billion of our federal net operating losses were eliminated due to tax attribute reduction to offset the CODI. The loss of these attributes may adversely affect our cash flows and therefore our ability to service our indebtedness.

Cash Flows from Operating Activities

Net cash used in operating activities, as reflected in the consolidated statements of cash flows, were $614.1 million and $1,129.5 million during the years ended December 31, 2021 and December 31, 2020, respectively. The decrease in cash flows used in operating activities was primarily due to increased attendance levels, which resulted in improved operating results during the year ended December 31, 2021.

Cash Flows from Investing Activities

Net cash used in investing activities, as reflected in the consolidated statements of cash flows, were $68.2 million and $154.6 million during the years ended December 31, 2021 and December 31, 2020, respectively. Cash outflows from investing activities for capital expenditures during the years ended December 31, 2021 and December 31, 2020 were $92.4 million and $173.8 million, respectively.

During the year ended December 31, 2021, cash flows used in investing activities included proceeds from the disposition of Baltics of $34.2 million, primarily from the sale of our remaining equity interest in Estonia of $3.7 million and Lithuania of $30.5 million and proceeds received from the disposition of long-term assets of $7.9 million primarily related to four properties. During the year ended December 31, 2021, we made an additional investment of $9.3 million in Saudi Cinema Company LLC and acquired theatre assets of $8.2 million related to two theatres.

During the year ended December 31, 2020, cash flows used in investing activities included proceeds from the disposition of assets of $28.5 million, primarily related to 10 properties and other asset sales of $19.8 million and the sale of our remaining interest in one of the Baltic theatres located in Latvia of $6.2 million, and the cash outflow for an additional investment in Saudi Cinema Company LLC (“SCC”) of $9.3 million.

We fund the costs of constructing, maintaining and remodeling our theatres through existing cash balances, cash generated from operations, landlord contributions, or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term, non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for the construction costs. We may decide to own the real estate assets of new theatres and following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. In addition, we estimate that our cash outflows for capital expenditures, net of landlord contributions, will be approximately $150 million to $200 million for the year ending December 31, 2022 to maintain and enhance operations.

Cash Flows from Financing Activities

Net cash provided by financing activities, as reflected in the consolidated statements of cash flows, were $1,990.7 million and $1,330.3 million, during the years ended December 31, 2021 and December 31, 2020, respectively. The increase in cash flows from financing activities during the year ended December 31, 2021 compared to December 31, 2020 was primarily due to borrowings under the Odeon Term Loan Facility of $534.3 million, borrowings under the issuance of First Lien Toggle Notes due 2026 of $100.0 million, net proceeds from the sale of Common Stock of $1,570.7 million, and net proceeds from Common Stock issuance to Mudrick of $230.4 million, partially offset by the repayments under the revolving credit facilities of $335.0 million, principal and redemption premium under the First Lien Toggle Notes due 2026 of $40.3 million, payment for deferred financing costs of $19.9 million, payment of $19.1 million of taxes for restricted unit withholdings, and principal payments under the Term Loan due 2026 of $20.0 million.

During the year ended December 31, 2020, borrowings, net of discounts, under our First Lien Notes due 2025, First Lien Notes due 2026, and revolving credit facilities were $490.0 million, $270.0 million, and $321.8 million, respectively. Proceeds from the sale of Common Stock were $264.7 million during the year ended December 31, 2020.

On August 28, 2020, we entered into an agreement to sell our equity interest in Forum Cinemas OU, which consists of nine theatres located in the Baltic region (Latvia, Lithuania and Estonia) in several steps. For further information, see Note 1—The Company and Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof. We received $37.0 million cash consideration, net of transaction costs, and transferred an equity interest of 49% in Forum Cinemas OU to the purchaser during the year ended December 31, 2020.

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

During the year ended December 31, 2020, we paid dividends and dividend equivalents of $6.5 million. As of December 31, 2021 and December 31, 2020, we accrued $0.7 million and $0.4 million, respectively, for the remaining unpaid dividends.

Future Contractual Obligations

Our estimated future obligations as of December 31, 2021 include both current and long term obligations. Our expected material contractual cash requirements over the next twelve months, primarily consist of capital related betterments of $16.3 million, obligation for unrecognized tax benefits of $0.2 million, minimum operating lease obligations of $1,039.5 million, finance lease obligations of $13.9 million, contractual cash rent amounts that were due and not paid of $41.8 million recorded in accounts payable, and corporate borrowings principal and interest payments of $20.0 million and $385.0 million, respectively.

Capital related betterments. At December 31, 2021, we have short-term committed capital expenditures, investments, and betterments to our circuit, which do not include planned, but non-committed capital expenditures of $16.3 million.

Pension funding. Our U.S., U.K., and Sweden defined benefit plans are frozen. We fund our U.S. pension plans such that the plans are in compliance with Employee retirement Income security Act (“ERISA”) and the plans are not considered “at risk” as defined by ERISA guidelines. We do not expect to make a material contribution to the defined pension plans during the year ended December 31, 2022.

Obligation for unrecognized tax benefits. As of December 31, 2021, our recorded obligation for unrecognized tax benefits is $8.3 million. There are currently unrecognized tax benefits of $0.2 million, which we anticipate will be resolved in the next twelve months. See Note 10—Income Taxes in the Notes to Consolidated Financial Statements under Part II, Item 8 thereof for further information.

Minimum operating lease and finance lease payments. We have current and long-term minimum cash requirements for operating lease payments of $1,039.5 million and $7,139.9 million, respectively. We have current and long-term minimum cash requirements for finance lease payments of $13.9 million and $97.9 million, respectively. The total amounts do not equal the carrying amount due to imputed interest. We received rent concessions provided by the lessors that aided in mitigating the economic effects of COVID-19 during the pandemic. These concessions primarily consisted of rent abatements and the deferral of rent payments and were included in the amounts above, except for contractual cash rent amounts recorded in accounts payable that were due and not paid of $41.8 million. Our cash expenditures for rent increased significantly in the second, third, and fourth quarters of 2021 as previously deferred rent payments and landlord concessions started to become current obligations. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for a summary of the estimated future repayment terms for the minimum operating lease and finance lease amounts, including the deferred lease amounts due to COVID-19.

Corporate borrowings principal and interest payments. We have current and long-term cash requirements for the payment of principal related to corporate borrowings of $20.0 million and $5,149.1 million, respectively. The total amount does not equal the carrying amount due to unamortized discounts, premiums and deferred charges. See Note 16—Subsequent Events in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for information regarding the new 7.5% First Lien Senior Secured Notes due 2029 and redemptions of First Lien Toggle Notes due 2026, First Lien Notes due 2025 and First Lien Notes due 2026. We have current and long-term cash interest payment requirements related to our corporate borrowings of $385.0 million and $1,078.3 million, respectively. The cash interest payment requirements for our Senior Secured Term Loans due 2026 was estimated at 3.1% based on the interest rate in effect as of December 31, 2021. See Note 8—Corporate Borrowings and Finance Lease Obligations in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for further information, including a summary of principal payments required and maturities of corporate borrowings as of December 31, 2021.

Senior Secured Credit Facilities (Senior Secured Revolving Credit Facility and Senior Secured Term Loan due 2026). On March 8, 2021, we entered the Ninth Amendment (as defined in Note 8—Corporate Borrowings and Finance Lease Obligations in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof), pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant under our Credit Agreement (as defined in Note 8—Corporate Borrowings and Finance Lease Obligations in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof) from a period ending on March 31, 2021 to a period ending on March 31, 2022, which was further extended by the Eleventh Amendment (as defined in Note 8—Corporate Borrowings and Finance Lease Obligations in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof) from March 31, 2022 to March 31, 2023, as described, and on the terms and conditions specified, therein. As an ongoing condition to the suspension of the financial covenant, we also agreed to (i) a minimum liquidity test of $100 million, (ii) an anti-cash hoarding test at any time Revolving Loans are outstanding and (iii) additional reporting obligations. On March 8, 2021, we entered into the Tenth Amendment (as defined in Note 8—Corporate Borrowings and Finance Lease Obligations in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof), pursuant to which we agreed that certain modifications to the Credit Agreement described in the Tenth Amendment require the consent of the majority of the revolving lenders party to the Tenth Amendment.

Senior Secured Term Loans bear interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the prime rate announced by the Administrative Agent and (c) LIBOR determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) an applicable margin plus LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. As of December 31, 2021, we had $209.1 million unused borrowing capacity, net of letters of credit, under our $225.0 million Senior Secured Revolving Credit Facility.

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

First Lien Toggle Notes due 2026. On January 15, 2021, we issued $100.0 million aggregate principal amount of our First Lien Toggle Notes due 2026 as contemplated by the previously disclosed commitment letter with Mudrick Capital Management, LP (“Mudrick”), dated as of December 10, 2020. The First Lien Toggle Notes due 2026 were issued pursuant to an indenture dated as of January 15, 2021 among us, the guarantors named therein and the U.S. Bank National Association, as trustee and collateral agent. On September 30, 2021, we exercised an option to repurchase $35.0 million of our First Lien Toggle Notes due 2026. The total cost to exercise this repurchase option was $40.3 million, including principal, redemption premium and accrued and unpaid interest. During the year ended December 31, 2021, we recorded loss on debt extinguishment of $14.4 million in other expense. As a result of this debt reduction, our annual interest cost has been reduced by $5.25 million. The First Lien Toggle Notes due 2026 bear cash interest at a rate of 15% per annum payable semi-annually in arrears on January 15 and July 15, beginning on July 15, 2021. Interest for the first three interest periods after the issue date may, at our option, be paid in PIK interest at a rate of 17% per annum, and thereafter interest shall be payable solely in cash. The First Lien Toggle Notes due 2026 will mature on April 24, 2026. The indenture provides that the First Lien Toggle Notes due 2026 are general senior secured obligations of the Company and are secured on a pari passu basis with the Senior Credit Facilities, the First Lien Notes due 2026, the First Lien Notes due 2025, and the Convertible Notes due 2026.

On December 14, 2020, Mudrick received a total of 21,978,022 shares of our Common Stock; of which 8,241,758 shares (“Commitment Shares”) relates to consideration received for a commitment fee and 13,736,264 shares (“Exchange shares”) as consideration received for the second lien exchange. Mudrick exchange $100 million aggregate principal amount of the Second Lien Notes due 2026 that were held by Mudrick for the Exchange Shares (the “Second Lien Exchange”) and waived its claim to PIK interest of $4.5 million principal amount. During the year ended December 31, 2021, we reclassified the prepaid commitment fee and deferred charges of $28.6 million to corporate borrowings from other long-term assets for the Commitment Shares and deferred charges. The prepaid commitment fee was recorded as a discount and, together with deferred charges, will be amortized to interest expense over the term of the First Lien Toggle Notes due 2026 using the effective interest method. During the year ended December 31, 2020, we recorded a gain on extinguishment of the Second Lien Notes due 2026 of $93.6 million based on the fair value of the Exchange Shares of $43.8 million and the carrying value of the $104.5 million principal amount of the Second Lien Notes exchanged of $137.4 million. See Note 16—Subsequent Events in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for further information.

Convertible Notes. On January 27, 2021, affiliates of Silver Lake and certain co-investors (collectively, the “Noteholders”) elected to convert (the “Conversion”) all $600.0 million principal amount of our Convertible Notes due 2026 into shares of our Common Stock at a conversion price of $13.51 per share. The Conversion settled on January 29, 2021 and resulted in the issuance of 44,422,860 shares of our Common Stock to the Noteholders. The Conversion reduced our first-lien indebtedness by $600.0 million. Pursuant to the Stock Repurchase and cancellation agreement with Dalian Wanda Group Co., Ltd. (“Wanda”) dated as of September 14, 2018, 5,666,000 shares of our Class B common stock held by Wanda were forfeited and cancelled in connection with the Conversion.

First Lien Notes due 2025. On April 24, 2020, we issued $500.0 million aggregate principal amount of our 10.5% First Lien Notes due 2025, with an original issue discount of $10.0 million. The First Lien Notes due 2025 bear interest at a rate of 10.5% per annum, payable semi-annually on April 15 and October 15 each year, commencing October 15, 2020 and are secured on a pari passu basis with the Senior Secured Credit Facilities. The First Lien Notes due 2025 will mature on April 15, 2025. See Note 16—Subsequent Events in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for further information.

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

The Exchange Offers reduced the principal amounts of our debt by approximately $555 million, which represented approximately 23.9% of the principal amount of the Existing Subordinated Notes. We raised $300 million in additional cash from the issuance of the incremental First Lien Notes due 2026, prior to deducting $36 million related to discounts and deferred financing costs paid to the lenders. Additionally, certain holders of the Existing Subordinated Notes that agreed to backstop the rights offering for $200 million of the First Lien Notes due 2026 received five million common shares. The closing of the Exchange Offers also allowed us to extend maturities on approximately $1.7 billion of debt to 2026, most of which was maturing in 2024 and 2025 previously. Interest due for 12 to 18 months after issuance on the Second Lien Notes due 2026 is expected to be paid all or in part on an in-kind basis, thereby generating a further near-term cash savings for us of between approximately $120 million and $180 million.

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

Concurrently with the Exchange Offers, to obtain the consent of the holders of the Convertible Notes due 2024, we restructured $600 million of Convertible Notes due 2024 issued in 2018 to Silver Lake and others pursuant to which the maturity of the Convertible Notes due 2024 were extended to May 1, 2026 (the “Convertible Notes due 2026”) and a first-priority lien on the collateral securing our Credit Facilities was granted to secure indebtedness thereunder. We accounted for this transaction as a modification of debt as the lenders did not grant a concession and the difference between the present value of the old and new cash flows was less than 10%. The modification did not result in the recognition of any gain or loss and we established new effective interest rates based on the carrying value of the Convertible Notes due 2024. Third party costs related to the transaction were expensed as incurred and amounts paid to lenders were capitalized and amortized through maturity of the debt.

As noted above, on January 27, 2021, affiliates of Silver Lake and certain co-investors elected to convert all $600.0 million principal amount of our Convertible Notes due 2026 into shares of our Common Stock at a conversion price of $13.51 per share.

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

In connection with the Exchange Offers and the First Lien Notes due 2026, we issued five million shares of Common Stock to certain holders of subordinated notes as consideration for their commitment to backstop the issuance of $200 million of the First Lien Notes due 2026. Pursuant to the Backstop Commitment Agreement dated July 10, 2020, certain of the actual or beneficial holders of Existing Subordinated Notes agreed to purchase 100% of the First Lien Notes due 2026 that were not subscribed for in connection with the $200 million rights offering to holders of the existing Subordinated Notes participating in the Exchange Offers. Those providing a backstop commitment pursuant to the Backstop Commitment Agreement received their pro-rata share of five million shares of the Common Stock, or 4.6% of AMC’s outstanding shares as of July 31, 2020, worth $20.2 million at the market closing price on July 31, 2020. The equity issuance was recorded by us in stockholders’ deficit with an offset in corporate borrowings as a discount. The discount will be amortized to interest expense over the term of the Second Lien Notes due 2026 using the effective interest method. As part of the registration rights agreement related to the issuance of the Common Stock, we filed a shelf registration statement in August 2020 providing for the resale of the shares of Common Stock issued as consideration for the backstop commitment described above.

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

Separately, upon the closing of its private debt exchange, Silver Lake Alpine, L.P. and Silver Lake Alpine (Offshore Master), L.P., each affiliates of Silver Lake Group, L.L.C. (“Silver Lake”), purchased from us $100 million principal amount of First Lien Notes due 2026. The 10.5% First Lien Notes due 2026 issued to affiliates of Silver Lake were issued pursuant to an indenture, dated as of July 31, 2020, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent. The terms of the 10.5% First Lien Notes due 2026 issued to the holders of the Existing Subordinated Notes and the 10.5% First Lien Notes due 2026 issued to Silver Lake are substantially identical. The $300 million principal amount of new funding is prior to deducting discounts of $30.0 million and deferred financing costs paid to lenders of $6.0 million related to the First Lien Notes due 2026. The discount and deferred financing costs will be amortized to interest expense over the term using the effective interest method. See Note 16—Subsequent Events in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for further information.

See Note 8—Corporate Borrowings and Finance Lease Obligations and Note 16—Subsequent Events in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for further information regarding the above.

New Accounting Pronouncements

See Note 1—The Company and Significant Accounting Policies in Notes to the Consolidated Financial Statements under Part II, Item 8 thereof for information regarding recently issued accounting standards.

Liquidity and Capital Resources—For the Year Ended December 31, 2020, Compared to the Year Ended December 31, 2019

For a comparison of our liquidity and capital resources for the year ended December 31, 2020, compared to the year ended December 31, 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 12, 2021, which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

In the ordinary course of business, our financial results are exposed to fluctuations in interest rates and foreign currency exchange rates. In accordance with applicable guidance, we presented a sensitivity analysis showing the potential impact to net income of changes in interest rates and foreign currency exchange rates. For the years ended December 31, 2021 and December 31, 2020, our analysis utilized a hypothetical 100 basis-point increase or decrease to the average interest rate on our variable rate debt instruments to illustrate the potential impact to interest expense of changes in interest rates. For the years ended December 31, 2021 and December 31, 2020, our analysis utilized a hypothetical 100 basis-point increase or decrease to market interest rates on our fixed rate debt instruments to illustrate the potential impact to fair value of changes in interest rates.

Similarly, for the same period, our analysis used a uniform and hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net income of changes in foreign exchange rates. These market risk instruments and the potential impacts to the consolidated statements of operations as presented below.

Market risk on variable-rate financial instruments. At December 31, 2021 and December 31, 2020, we maintained Senior Secured Credit Facilities comprised of a $225.0 million revolving credit facility and $2,000.0 million of Term Loans due 2026. The Credit Agreement (which governs the Senior Secured Credit Facilities) provides for borrowings at a rate per annum equal to, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, and (b) the prime rate announced by the Administrative Agent or (2) LIBOR plus (x) in the case of the Senior Secured Term Loans, 2.0% for base rate loans or 3.0% for LIBOR loans or (y) in the case of the Senior Secured Revolving Credit Facility, an applicable margin based on the Secured Leverage Ratio (defined in the Credit Agreement). The rate in effect for the outstanding Senior Secured Term Loan due 2026 was 3.103% per annum at December 31, 2021 and 3.23% per annum at December 31, 2020. At December 31, 2020, we also maintained a revolving credit facility at our Odeon subsidiary.

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At December 31, 2021, we had no variable-rate borrowings outstanding under our Senior Secured Revolving Credit Facilities and had an aggregate principal balance of $1,945.0 million outstanding under the Term Loans due 2026. A 100-basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facilities by $19.5 million during the year ended December 31, 2021. At December 31, 2020, we had aggregate principal balance of $212.2 million under our revolving credit facility, $120.8 million under the Odeon Revolving Credit Facility, and had an aggregate principal balance of $1,965.0 million outstanding under the Term Loans due 2026. A 100-basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facilities and the Odeon Revolving Credit Facility by $23.0 million during the year ended December 31, 2020.

Market risk on fixed-rate financial instruments. Included in long-term corporate borrowings at December 31, 2021 were principal amounts of $500.0 million of our First Lien Notes due 2025, $1,508.0 million of our Second Lien Notes due 2026, $300.0 million of our First Lien Notes due 2026, $73.5 million of our First Lien Toggle Notes due 2026, $552.6 million of our Odeon Term Loan Facility due 2023, $98.3 million of our Notes due 2025, $55.6 million of our Notes due 2026, $130.7 million of our Notes due 2027, and £4.0 million ($5.4 million) of our Sterling Notes due 2024. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $99.1 million and $(95.2) million, respectively, during the year ended December 31, 2021.

Included in long-term corporate borrowings at December 31, 2020 were principal amounts of $500.0 million of our First Lien Notes due 2025, $1,423.6 million of our Second Lien Notes due 2026, $600.0 million of our Convertible Notes due 2026, $300.0 million of our First Lien Notes due 2026, $98.3 million of our Notes due 2025, $55.6 million of our Notes due 2026, $130.7 million of our Notes due 2027, and £4.0 million ($5.4 million) of our Sterling Notes due 2024. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $39.7 million and $(37.9) million, respectively, during the year ended December 31, 2020.

Foreign Currency Exchange Rate Risk. We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our ownership of Odeon and Nordic. Odeon’s revenues and operating expenses are transacted in British Pounds and Euros, and Nordic’s revenues and operating expenses are transacted primarily in Swedish Krona and Euros. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If Odeon and Nordic operate in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency for Odeon and Nordic. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon our ownership in Odeon and Nordic as of December 31, 2021, holding everything else constant, a hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net income (loss) of changes in foreign exchange rates would increase the aggregate net loss of our International theatres for the year ended December 31, 2021 by approximately $22.0 million. Based upon our ownership in Odeon and Nordic as of December 31, 2020, holding everything else constant, a hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net income (loss) of changes in foreign exchange rates would decrease the aggregate net loss of our International theatres for the year ended December 31, 2020 by approximately $153.0 million.

Our foreign currency translation rates increased by approximately 1.9% for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Item 8. Financial Statements and Supplementary Data.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AMC Entertainment Holdings, Inc.

TO THE STOCKHOLDERS OF AMC ENTERTAINMENT HOLDINGS, INC.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) of the Exchange Act. With management’s participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of December 31, 2021, based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021. The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report that follows this report.

/s/ Adam M. Aron
Chairman of the Board, Chief Executive Officer and President

/s/ SEAN D. GOODMAN
Executive Vice President, Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AMC Entertainment Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMC Entertainment Holdings, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2021, and the related notes  (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of operating leases
Description of the Matter

At December 31, 2021, the Company’s operating lease right of use assets and operating lease liabilities were $4.2 billion and $5.3 billion, respectively. As discussed in Note 3 of the consolidated financial statements, the present value of the lease payments is calculated using the incremental borrowing rate (IBR) for operating leases. Since most of the leases do not provide a determinable implicit rate, the Company estimated its IBR used to calculate its right of use assets and lease liabilities.

Auditing the Company’s estimate of the IBR was especially challenging as it involved a high degree of subjective judgment when testing the reasonableness of the inputs and appropriateness of the rates applied to each lease. In particular, the estimate of the IBR is sensitive to significant assumptions such as the determination of the current credit rating and selection of the associated yield curve.

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
March 1, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AMC Entertainment Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited AMC Entertainment Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AMC Entertainment Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2021 and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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
March 1, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors AMC Entertainment Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity (deficit) of AMC Entertainment Holdings, Inc. and subsidiaries (the Company) for the year ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2009 to 2020.

Kansas City, Missouri

February 27, 2020

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(In millions, except share and per share amounts)	December 31, 2021	December 31, 2020	December 31, 2019

Revenues
Admissions	$1,394.2	$712.1	$3,301.3
Food and beverage	857.3	362.4	1,719.6
Other theatre	276.4	167.9	450.1
Total revenues	2,527.9	1,242.4	5,471.0
Operating costs and expenses
Film exhibition costs	607.7	322.7	1,699.1
Food and beverage costs	137.9	88.8	278.7
Operating expense, excluding depreciation and amortization below	1,141.8	856.0	1,686.6
Rent	828.0	884.1	967.8
General and administrative:
Merger, acquisition and other costs	13.7	24.6	15.5
Other, excluding depreciation and amortization below	226.6	156.7	153.0
Depreciation and amortization	425.0	498.3	450.0
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill	77.2	2,513.9	84.3
Operating costs and expenses	3,457.9	5,345.1	5,335.0
Operating income (loss)	(930.0)	(4,102.7)	136.0
Other expense (income):
Other expense (income)	(87.9)	28.9	13.4
Interest expense:
Corporate borrowings	414.9	311.0	292.8
Finance lease obligations	5.2	5.9	7.6
Non-cash NCM exhibitor services agreement	38.0	40.0	40.4
Equity in (earnings) loss of non-consolidated entities	(11.0)	30.9	(30.6)
Investment expense (income)	(9.2)	10.1	(16.0)
Total other expense, net	350.0	426.8	307.6
Net loss before income taxes	(1,280.0)	(4,529.5)	(171.6)
Income tax provision (benefit)	(10.2)	59.9	(22.5)
Net loss	(1,269.8)	(4,589.4)	(149.1)
Less: Net loss attributable to noncontrolling interests	(0.7)	(0.3)	—
Net loss attributable to AMC Entertainment Holdings, Inc.	$(1,269.1)	$(4,589.1)	$(149.1)
Net loss per share attributable to AMC Entertainment Holdings, Inc.'s common stockholders:
Basic	$(2.66)	$(39.15)	$(1.44)
Diluted	$(2.66)	$(39.15)	$(1.44)
Average shares outstanding:
Basic (in thousands)	477,410	117,212	103,832
Diluted (in thousands)	477,410	117,212	103,832

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended
(In millions)	December 31, 2021	December 31, 2020	December 31, 2019

Net loss	$(1,269.8)	$(4,589.4)	$(149.1)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(78.9)	67.0	(16.5)
Realized gain (loss) on foreign currency transactions reclassified into investment expense (income), net of tax	(0.4)	1.9	0.5
Pension adjustments:
Net gain (loss) arising during the period, net of tax	12.3	(4.1)	(15.5)
Equity method investee's cash flow hedge:
Unrealized net holding loss arising during the period	—	—	(0.1)
Other comprehensive income (loss)	(67.0)	64.8	(31.6)
Total comprehensive loss	(1,336.8)	(4,524.6)	(180.7)
Comprehensive loss attributable to noncontrolling interests	(0.9)	(0.1)	—
Comprehensive loss attributable to AMC Entertainment Holdings, Inc.	$(1,335.9)	$(4,524.5)	$(180.7)

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,592.5	$308.3
Restricted cash	27.8	13.1
Receivables, net	168.5	91.0
Other current assets	81.5	74.6
Total current assets	1,870.3	487.0
Property, net	1,962.5	2,322.5
Operating lease right-of-use assets, net	4,155.9	4,451.5
Intangible assets, net	153.4	163.2
Goodwill	2,429.8	2,547.3
Deferred tax asset, net	0.6	0.3
Other long-term assets	249.0	304.6
Total assets	$10,821.5	$10,276.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$377.1	$298.8
Accrued expenses and other liabilities	367.5	257.8
Deferred revenues and income	408.6	405.4
Current maturities of corporate borrowings	20.0	20.0
Current maturities of finance lease liabilities	9.5	12.9
Current maturities of operating lease liabilities	605.2	583.6
Total current liabilities	1,787.9	1,578.5
Corporate borrowings	5,408.0	5,695.8
Finance lease liabilities	63.2	83.1
Operating lease liabilities	4,645.2	4,957.8
Exhibitor services agreement	510.4	537.6
Deferred tax liability, net	31.3	40.5
Other long-term liabilities	165.0	241.3
Total liabilities	12,611.0	13,134.6
Commitments and contingencies
Stockholders’ deficit:
AMC Entertainment Holdings, Inc.'s stockholders' deficit:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 513,979,100 shares issued and outstanding as of December 31, 2021; 176,295,874 shares issued and 172,563,249 outstanding as of December 31, 2020)	5.1	1.8
Class B common stock ($.01 par value, 0 shares authorized, issued and outstanding as of December 31, 2021 and 51,769,784 shares authorized, issued and outstanding as of December 31, 2020)	—	0.5
Additional paid-in capital	4,857.5	2,465.6
Treasury stock (0 shares as of December 31, 2021 and 3,732,625 shares as of December 31, 2020, at cost)	—	(56.4)
Accumulated other comprehensive income (loss)	(28.1)	38.7
Accumulated deficit	(6,624.0)	(5,335.3)
Total AMC Entertainment Holdings, Inc.'s stockholders’ deficit	(1,789.5)	(2,885.1)
Noncontrolling interests	—	26.9
Total deficit	(1,789.5)	(2,858.2)
Total liabilities and stockholders’ deficit	$10,821.5	$10,276.4

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2021	2020	2019
Cash flows from operating activities:
Net loss	$(1,269.8)	$(4,589.4)	$(149.1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	425.0	498.3	450.0
(Gain) loss on extinguishment of debt	14.1	(93.6)	16.6
Deferred income taxes	(7.6)	64.0	(33.7)
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill	77.2	2,513.9	84.3
Gain on dispositions of Baltics	(5.5)	—	—
Amortization of net discount (premium) on corporate borrowings to interest expense	(3.9)	(22.0)	11.3
Amortization of deferred financing costs to interest expense	23.3	14.2	15.8
PIK interest expense	116.2	73.4	—
Non-cash portion of stock-based compensation	43.1	25.4	4.4
Loss (gain) on disposition of assets	0.3	(17.4)	(17.4)
Loss (gain) on derivative asset and derivative liability	—	109.0	(5.8)
Equity in loss from non-consolidated entities, net of distributions	1.3	45.4	2.7
Landlord contributions	22.0	43.6	106.5
Other non-cash rent expense (benefit)	(24.9)	(4.9)	25.7
Deferred rent	(133.7)	3.4	(62.3)
Net periodic benefit cost (income)	(0.9)	1.8	1.7
Change in assets and liabilities:
Receivables	(82.7)	159.3	0.7
Other assets	(5.8)	76.8	30.9
Accounts payable	63.8	(176.4)	104.8
Accrued expenses and other liabilities	164.3	102.5	(0.6)
Other, net	(29.9)	43.2	(7.5)
Net cash provided by (used in) operating activities	(614.1)	(1,129.5)	579.0
Cash flows from investing activities:
Capital expenditures	(92.4)	(173.8)	(518.1)
Proceeds from disposition of Baltics, net of cash and transaction costs	34.2	6.2	—
Acquisition of theatre assets	(8.2)	—	(11.8)
Proceeds from disposition of long-term assets	7.9	19.8	23.2
Investments in non-consolidated entities, net	(9.3)	(9.3)	(9.7)
Other, net	(0.4)	2.5	0.3
Net cash used in investing activities	(68.2)	(154.6)	(516.1)
Cash flows from financing activities:
Proceeds from issuance of Term Loan due 2026	—	—	1,990.0
Payment of principal Senior Secured Notes due 2023	—	—	(230.0)
Payment of principal Senior Subordinated Notes due 2022	—	—	(375.0)
Call premiums paid for Senior Secured Notes due 2023 and Senior Subordinated Notes due 2022	—	—	(15.9)
Principal payment of Term Loans due 2022 and 2023	—	—	(1,338.5)
Proceeds from issuance of Odeon Term Loan due 2023	534.3	—	—
Proceeds from First Lien Toggle Notes due 2026	100.0	—	—
Principal payments under First Lien Toggle Notes due 2026	(35.0)	—	—
Premium paid to extinguish First Lien Toggle Notes due 2026	(5.3)	—	—
Principal payments under Second Lien Notes due 2026	(1.0)	—	—
Proceeds from issuance of First Lien Notes due 2025	—	490.0	—
Proceeds from issuance of First Lien Notes due 2026	—	270.0	—

Borrowings (repayments) under revolving credit facilities	(335.0)	321.8	(12.0)
Scheduled principal payments under Term Loan due 2026	(20.0)	(20.0)	(21.9)
Net proceeds from Class A common stock issuance	1,570.7	264.7	—
Net proceeds from Class A common stock issuance to Mudrick	230.4	—	—
(Payments) proceeds related to sale of noncontrolling interest	(0.4)	37.0	—
Principal payments under finance lease obligations	(9.0)	(6.2)	(10.9)
Principal payments under promissory note	—	—	(1.4)
Cash used to pay for deferred financing costs	(19.9)	(15.4)	(11.9)
Cash used to pay dividends	—	(6.5)	(84.1)
Taxes paid for restricted unit withholdings	(19.1)	(5.1)	(1.3)
Net cash provided by (used in) financing activities	1,990.7	1,330.3	(112.9)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(9.5)	(0.3)	1.5
Net increase (decrease) in cash and cash equivalents and restricted cash	1,298.9	45.9	(48.5)
Cash and cash equivalents and restricted cash at beginning of period	321.4	275.5	324.0
Cash and cash equivalents and restricted cash at end of period	$1,620.3	$321.4	$275.5
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (including amounts capitalized of $0.2 million, $1.1 million and $1.0 million, respectively)	$274.7	$237.5	$284.5
Income taxes received, net	$(7.4)	$(10.5)	(1.7)
Schedule of non-cash activities:
Investment in NCM	$—	$5.2	$—
Construction payables at period end	$40.4	$18.2	$97.0
Convertible Notes due 2026 conversion, see Note 8-Corporate Borrowings and Finance Lease Obligations	$600.0	$—	$—
Mudrick transaction, see Note 8-Corporate Borrowings and Finance Lease Obligations	$—	$70.2	$—
DCIP digital projectors transaction, see Note 6-Investments	$—	$125.2	$—

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

								Accumulated
	Class A Voting		Class B Voting		Additional			Other	Accumulated	Total AMC		Total
	Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Earnings	Stockholders’	Noncontrolling	Equity
(In millions, except share and per share data)	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	(Deficit)	Equity (Deficit)	Interests	(Deficit)
Balance December 31, 2018	51,705,469	$0.5	51,769,784	$0.5	$1,998.4	3,732,625	$(56.4)	$5.5	$(550.9)	$1,397.6	$—	$1,397.6
Cumulative effect adjustments for the adoption of new accounting principle (ASC 842)	—	—	—	—	—	—	—	—	76.2	76.2	—	76.2
Net loss	—	—	—	—	—	—	—	—	(149.1)	(149.1)	—	(149.1)
Other comprehensive loss	—	—	—	—	—	—	—	(31.6)	—	(31.6)	—	(31.6)
Dividends declared:
Class A common stock, $0.20/share, net of forfeitures and reversal of dividend accrual for nonvested PSUs	—	—	—	—	—	—	—	—	(40.8)	(40.8)	—	(40.8)
Class B common stock, $0.20/share	—	—	—	—	—	—	—	—	(41.6)	(41.6)	—	(41.6)
RSUs surrendered to pay for payroll taxes	—	—	—	—	(1.3)	—	—	—	—	(1.3)	—	(1.3)
Reclassification from temporary equity	38,943	—	—	—	0.4	—	—	—	—	0.4	—	0.4
Stock-based compensation	335,665	—	—	—	4.4	—	—	—	—	4.4	—	4.4
Balance December 31, 2019	52,080,077	$0.5	51,769,784	$0.5	$2,001.9	3,732,625	$(56.4)	$(26.1)	$(706.2)	$1,214.2	$—	$1,214.2
Cumulative effect adjustment for the adoption of new accounting principle (ASU 2016-13)	—	—	—	—	—	—	—	—	(16.9)	(16.9)	—	(16.9)
Net loss	—	—	—	—	—	—	—	—	(4,589.1)	(4,589.1)	(0.3)	(4,589.4)
Other comprehensive income	—	—	—	—	—	—	—	64.6	—	64.6	0.2	64.8
Baltics noncontrolling capital contribution	—	—	—	—	(0.2)	—	—	0.2	—	—	27.0	27.0
Dividends declared:
Class A common stock, $0.03/share, net of forfeitures and reversal of dividend accrual for nonvested RSUs/PSUs	—	—	—	—	—	—	—	—	(3.2)	(3.2)	—	(3.2)
Class B common stock, $0.03/share	—	—	—	—	—	—	—	—	(1.6)	(1.6)	—	(1.6)
Class A common stock issuance	90,955,685	0.9	—	—	263.8	—	—	—	—	264.7	—	264.7
Exchange Offer Class A common stock issuance	5,000,000	0.1	—	—	20.1	—	—	—	—	20.2	—	20.2
Class A common stock issuance commitment and exchange shares	21,978,022	0.3	—	—	69.8	—	—	—	—	70.1	—	70.1
Derivative asset valuation allowance adjustment	—	—	—	—	—	—	—	—	(2.4)	(2.4)	—	(2.4)

Click here to enter text.

Reclassification of derivative liability and derivative asset for Conversion Price Reset of Convertible Notes due 2026	—	—	—	—	89.9	—	—	—	(15.9)	74.0	—	74.0
Taxes paid for restricted unit withholdings	—	—	—	—	(5.1)	—	—	—	—	(5.1)	—	(5.1)
Stock-based compensation	2,549,465	—	—	—	25.4	—	—	—	—	25.4	—	25.4
Balance December 31, 2020	172,563,249	$1.8	51,769,784	$0.5	$2,465.6	3,732,625	$(56.4)	$38.7	$(5,335.3)	$(2,885.1)	$26.9	$(2,858.2)
Net loss	—	—	—	—	—	—	—	—	(1,269.1)	(1,269.1)	(0.7)	(1,269.8)
Other comprehensive loss	—	—	—	—	—	—	—	(65.9)	—	(65.9)	(0.2)	(66.1)
Baltics noncontrolling capital contribution	—	—	—	—	0.2	—	—	—	—	0.2	(4.0)	(3.8)
100% liquidation of Baltics	—	—	—	—	—	—	—	(0.9)	—	(0.9)	(22.0)	(22.9)
Class A common stock, accrued dividend equivalent adjustment	—	—	—	—	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Class A common stock issuance	241,616,293	2.3	—	—	1,531.3	(3,732,625)	56.4	—	(19.3)	1,570.7	—	1,570.7
Class A common stock issuance to Mudrick	8,500,000	0.1	—	—	230.3	—	—	—	—	230.4	—	230.4
Wanda conversion of Class B shares to Class A shares	46,103,784	0.5	(46,103,784)	(0.5)	—	—	—	—	—	—	—	—
Convertible Notes due 2026 stock conversion	44,422,860	0.4	—	—	606.1	—	—	—	—	606.5	—	606.5
Wanda forfeit and cancellation of Class B shares	—	—	(5,666,000)	—	—	—	—	—	—	—	—	—
Taxes paid for restricted unit withholdings	—	—	—	—	(19.1)	—	—	—	—	(19.1)	—	(19.1)
Stock-based compensation	772,914	—	—	—	43.1	—	—	—	—	43.1	—	43.1
Balance December 31, 2021	513,979,100	$5.1	—	$—	$4,857.5	—	$—	$(28.1)	$(6,624.0)	$(1,789.5)	$—	$(1,789.5)

See Notes to Consolidated Financial Statements

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021, 2020, 2019

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

As of March 31, 2021, the Company operated at 585 domestic theatres with limited seating capacities, representing approximately 99% of its domestic theatres. As of June 30, 2021, the Company operated 593 domestic theatres, representing approximately 100% of its domestic theatres with remaining seating capacity restrictions winding down throughout the quarter. As of September 30, 2021 and December 31, 2021, the Company operated 596 and 593 domestic theatres, respectively, representing essentially 100% of its domestic theatres. Total revenues for the U.S. markets increased $1,049.1 million for the year ended December 31, 2021, compared to the year ended December 31, 2020.

As of March 31, 2021, the Company operated at 97 international theatres, with limited seating capacities, representing approximately 27% of its international theatres. As of June 30, 2021, the Company operated 335 international theatres with limited seating capacities, representing approximately 95% of its international theatres. The majority of international theatre operations were suspended for the first two months of the second quarter of 2021 due to a COVID-19 resurgence and did not reopen until early June 2021. At September 30, 2021 and December 31, 2021, the Company operated 351 and 337 international theatres, respectively, representing approximately 99% and 95%, respectively, of its international theatres. Total revenues for the International markets increased $236.4 million for the year ended December 31. 2021, compared to the year ended December 31, 2020.

Liquidity. As of December 31, 2021, the Company has cash and cash equivalents of approximately $1.6 billion. In response to the COVID-19 pandemic, the Company adjusted certain elements of its business strategy and took significant steps to preserve cash. The Company is continuing to take significant measures to further strengthen its financial position and enhance its operations, by eliminating non-essential costs, including reductions to its variable costs and elements of its fixed cost structure, introducing new initiatives, and optimizing its theatrical footprint.

Additionally, the Company enhanced liquidity through debt issuances, debt exchanges and equity sales. See Note 8—Corporate Borrowings and Finance Lease Obligations, Note 9—Stockholders’ Equity, and Note 16—Subsequent Events for further information.

The table below summarizes net increase (decrease) in cash equivalents and restricted cash by quarter for the year ended December 31, 2021:

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
(In millions)	2021	2021	2021	2021	2021
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(312.9)	$(233.8)	$(113.9)	$46.5	$(614.1)
Cash flows from investing activities:
Net cash provided by (used in) investing activities	(16.0)	13.5	(28.8)	(36.9)	(68.2)
Cash flows from financing activities:
Net cash provided by (used in) financing activities	854.7	1,212.2	(48.3)	(27.9)	1,990.7
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5.1)	5.6	(8.4)	(1.6)	(9.5)
Net increase (decrease) in cash and cash equivalents and restricted cash	520.7	997.5	(199.4)	(19.9)	1,298.9
Cash and cash equivalents and restricted cash at beginning of period	321.4	842.1	1,839.6	1,640.2	321.4
Cash and cash equivalents and restricted cash at end of period	$842.1	$1,839.6	$1,640.2	$1,620.3	$1,620.3

The Company’s net cash used in operating activities improved by $79.1 million during the three months ended June 30, 2021 compared to the three months ended March 31, 2021, $119.9 million during the three months ended September 30, 2021 compared to the three months ended June 30, 2021, and $160.4 million during the three months ended December 31, 2021 compared to the three months ended September 30, 2021. This is primarily attributable to continued increases in attendance and industry box office revenues during the year ended December 31, 2021. The Company will continue to repay rent amounts that were deferred during the pandemic, which will increase its cash outflows from operating activities. See Note 3—Leases for a summary of the estimated future repayment terms for the remaining $315.1 million of rentals that were deferred during the COVID-19 pandemic.

The Company’s net cash provided by (used in) investing activities included:

●	$(11.9) million of capital expenditures and $(9.3) million of investments in non-consolidated entities, partially offset by proceeds from the disposition of the Baltic theatres of $3.8 million and proceeds from the disposition of long-term assets of $1.4 million during the three months ended March 31, 2021;
●	$31.4 million of proceeds from the disposition of the Baltic theatres, partially offset by $(17.9) million of capital expenditures during the three months ended June 30, 2021;
●	$(24.1) million of capital expenditures, $(5.8) million related to the acquisition of assets at two theatres and $(1.0) million of transaction costs related to the Baltic theatres sale, partially offset by $2.0 million of proceeds from disposition of long-term assets during the three months ended September 30, 2021; and
●	$(38.5) million of capital expenditures and $(2.4) million related to the acquisition of assets at two theatres, partially offset by $4.5 million of proceeds from disposition of long-term assets during the three months ended December 31, 2021.

The Company’s net cash provided by (used in) financing activities included:

●	Net proceeds from the Company’s debt and equity issuances of $861.9 million during the three months ended March 31, 2021;
●	Net proceeds from the Company’s equity issuances of $1,219.6 million during the three months ended June 30, 2021;

●	Principal and premium payments of $(40.3) million related to an optional redemption of the Company’s First Lien Toggle Notes due 2026 during the three months ended September 30, 2021; and
●	Taxes paid for restricted stock withholdings of $(19.1) million during the three months ended December 31, 2021.

The Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations, satisfy its obligations, including cash outflows for increased rent and planned capital expenditures, and comply with minimum liquidity and financial covenant requirements under its debt covenants related to borrowings pursuant to the Senior Secured Revolving Credit Facility and Odeon Term Loan Facility for at least the next twelve months. In order to achieve net positive operating cash flows and long-term profitability, the Company believes it will need to continue to increase attendance levels significantly compared to 2021 and achieve levels in line with pre COVID-19 attendance. The Company believes the global re-opening of its theatres, the anticipated volume of titles available for theatrical release, and the anticipated broad appeal of many of those titles will support increased attendance levels. The Company believes that the sequential increases in attendance experienced each quarter as 2021 progressed are positive signs of continued demand for the moviegoing experience. However, there remain significant risks that may negatively impact attendance, including a resurgence of COVID-19 related restrictions, potential movie-goer reluctance to attend theatres due to concerns about COVID-19 variant strains, movie studios release schedules and direct to streaming or other changing movie studio practices.

The Company entered the Ninth Amendment (as defined in Note 8—Corporate Borrowings and Finance Lease Obligations) pursuant to which the requisite revolving lenders party thereto agreed to extend the fixed date for the termination of the suspension period for the financial covenant (the secured leverage ratio) applicable to the Senior Secured Revolving Credit Facility (as defined in Note 8—Corporate Borrowings and Finance Lease Obligations) from March 31, 2021 to March 31, 2022, which was further extended by the Eleventh Amendment (as defined in Note 8—Corporate Borrowings and Finance Lease Obligations) from March 31, 2022 to March 31, 2023, as described, and on the terms and conditions specified, therein. The Company is currently subject to minimum liquidity requirements of approximately $144 million, of which $100 million is required under the conditions for the Extended Covenant Suspension Period ending March 31, 2023, as amended, under the Senior Secured Revolving Credit Facility, and £32.5 million (approximately $44 million) of which is required under the Odeon Term Loan Facility. Following the expiration of the Extended Covenant Suspension Period ending March 31, 2023, the Company will be subject to the financial covenant under the Senior Secured Revolving Credit Facility as of the last day of each quarter on which the aggregate principal amount of revolving loans, and letters of credit (excluding letters of credit that are cash collateralized) in excess of $25 million, outstanding under the Senior Secured Revolving Credit Facility exceeds 35% of the principal amount of commitments under the Senior Secured Revolving Credit Facility then in effect, beginning with the quarter ending June 30, 2023. The Company currently expects it will be able to comply with this financial covenant, however, the Company does not anticipate the need to borrow under the Senior Secured Revolving Credit Facility during the next twelve months. See Note 8—Corporate Borrowings and Finance Lease Obligations for further information. The Company’s liquidity needs thereafter will depend, among other things, on the timing of movie releases and its ability to generate cash from operations.

The Company’s cash expenditures for rent increased significantly in the second, third, and fourth quarters of 2021 as previously deferred rent payments and landlord concessions started to become current obligations. The Company received rent concessions provided by the lessors that aided in mitigating the economic effects of COVID-19 during the pandemic. These concessions primarily consisted of rent abatements and the deferral of rent payments. As a result, deferred lease amounts were approximately $315.1 million as of December 31, 2021. See Note 3—Leases for a summary of the estimated future repayment terms for the deferred lease amounts due to COVID-19.

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

Noncontrolling Interests and Baltic Theatre Sale. Majority-owned subsidiaries that the Company has control of are consolidated in the Company’s consolidated financial statements; consequently, a portion of its stockholders’ equity, net earnings (loss) and total comprehensive income (loss) for the periods presented are attributable to noncontrolling interests. On August 28, 2020, the Company entered into an agreement to sell its equity interest in Forum Cinemas OU, which consists of nine theatres located in the Baltic region (Latvia, Lithuania and Estonia) and is included in the Company’s International markets reportable segment, for total consideration of approximately €77.25 million, including cash of approximately €64.35 million or $76.6 million prior to any transaction costs. This transaction was undertaken by the Company to further increase its liquidity and strengthen its balance sheet at a transaction multiple that demonstrates that market participants ascribe positive value to the business. The completion of the sale took place in several steps, as noted below, and was contingent upon clearance from each regulatory competition council in each country.

The Company received $37.5 million (€31.53 million) cash consideration upon entering into the sale agreement on August 28, 2020 and paid $0.5 million in transaction costs during the year ended December 31, 2020. The Company transferred an equity interest of 49% in Forum Cinemas OU to the purchaser and recorded an initial noncontrolling interest of $34.9 million in total equity (deficit). Transaction costs of $1.4 million and net gain of $1.2 million related to the sale of 49% equity interest of Lithuania and Estonia and the 100% disposal of Latvia were recorded in additional paid-in capital during the year ended December 31, 2020 and were recorded in earnings during the year ended December 31, 2021 when the remaining 51% interests in Lithuania and Estonia were disposed. Also, during the year ended December 31, 2020, the Company received cash consideration of $6.2 million (€5.3 million), net of cash of $0.2 million for the remaining 51% equity interest in Latvia. At December 31, 2020, the carrying amounts of the major classes of assets and liabilities included as part of the disposal group that were previously included in the International markets reportable segment were; goodwill of $41.8 million, property, net, of $13.0 million, operating lease right-of-use assets, net of $15.7 million, and current and long-term operating lease liabilities of $2.4 million and $13.7 million, respectively. At December 31, 2020, the Company’s noncontrolling interest of 49% in Lithuania and Estonia was $26.9 million.

During the year ended December 31, 2021, the Company received cash consideration of $34.2 million (€29.4 million), net of cash disposed of $0.4 million and transaction costs of $1.3 million, for the remaining 51% equity interest in Estonia, 51% equity interest in Lithuania and eliminated the Company’s noncontrolling interest in Forum Cinemas OU. The Company recorded the net gain from the sale of its equity interest in Forum Cinemas OU of $5.5 million (net of transaction costs of $2.6 million) in investment expense (income), during the year ended December 31, 2021.

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

The Company recognizes income from non-redeemed or partially redeemed gift cards in proportion to the pattern of rights exercised by the customer (“proportional method”) where it applies an estimated non-redemption rate for its gift card sales channels, which range from 13% to 18.5% of the current month sales of gift cards, and the Company recognizes in other theatre revenues the total amount of expected income for non-redemption for that current month’s sales as income over the next 24 months in proportion to the pattern of actual redemptions. The Company has determined its non-redeemed rates and redemption patterns using more than 10 years of accumulated data. The Company also recognizes income from non-redeemed or partially redeemed exchange tickets using the proportional method. In the International markets, certain exchange tickets are subject to expiration dates, which triggers recognition of non-redemption in other revenues.

The Company recognizes ticket fee revenues based on a gross transaction price. The Company is a principal (as opposed to agent) in the arrangement with third-party internet ticketing companies in regard to the sale of online tickets because the Company controls the online tickets before they are transferred to the customer. The online ticket fee revenues and the third-party commission or service fees are recorded in the line items other theatre revenues and operating expense, respectively, in the consolidated statements of operations.

The Company recognizes government grants once the grant requirements have been met. Grants relating to specific costs are treated as a reduction of that cost in the consolidated statements of operations. General grants are recorded within other expense (income). Grants related to the construction of fixed assets are treated as reductions to the associated fixed asset cost. Certain grants contain stipulations around the use of funds which could trigger claw backs if the stipulations are violated.

Film Exhibition Costs. Film exhibition costs are accrued based on the applicable box office receipts and estimates of the final settlement to the film licensors. Film exhibition costs include certain advertising costs. As of December 31, 2021 and December 31, 2020, the Company recorded film payables of $150.3 million and $16.4 million, respectively, which are included in accounts payable in the accompanying consolidated balance sheets.

Food and Beverage Costs. The Company records rebate payments from vendors as a reduction of food and beverage costs when earned.

Exhibitor Services Agreement. The Company recognizes advertising revenues, which are included in other theatre revenues in the consolidated statements of operations, when it satisfies a performance obligation by transferring a promised good or service to the customers. The advertising contracts with customers generally consist of a series of distinct periods of service, satisfied over time, to provide rights to advertising services. The Company’s Exhibitor Services Agreement (“ESA”) with National CineMedia, LLC (“NCM”) includes a significant financing component due to the significant length of time between receiving the non-cash consideration and fulfilling the performance obligation. The Company receives the non-cash consideration in the form of common membership units from NCM, in exchange for rights to exclusive access to the Company’s theatre screens and attendees through February 2037. Upon recognition, the Company records an increase to advertising revenues with a similar offsetting increase in non-cash interest expense, which is recorded to non-cash NCM exhibitor service agreement in the consolidated statements of operations. Pursuant to the calculation requirements for the time value of money, the amortization method reflects the front-end loading of the significant financing component where more interest expense is recognized earlier during the term of the agreement than the back-end recognition of the deferred revenue amortization where more revenue is recognized later in the term of the agreement. See Note 6—Investments for further information regarding the common unit adjustment (“CUA”) and the fair value measurement of the non-cash consideration. The interest expense was calculated using discount rates that ranged from 6.5% to 18.25%, which are the rates at which the Company believes it could borrow in separate financing transactions.

Customer Engagement Programs. AMC Stubs® is a customer loyalty program in the U.S. markets which allows members to earn rewards, receive discounts and participate in exclusive members-only offerings and services. It features both a paid tier called AMC Stubs PremiereTM for a flat annual membership fee and a non-paid tier called AMC Stubs® InsiderTM. Both programs reward loyal guests for their patronage of AMC Theatres. Rewards earned are redeemable on future purchases at AMC locations.

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

AMC Stubs® A-List is the Company’s monthly subscription-based tier of the AMC Stubs® loyalty program. This program offers guests admission to movies at AMC up to three times per week including multiple movies per day and repeat visits to already seen movies from $19.95 and $23.95 per month depending upon geographic market. Revenue is recognized ratably over the enrollment period.

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

Advertising Costs. The Company expenses advertising costs as incurred and does not have any direct-response advertising recorded as assets. Advertising costs were $28.4 million, $10.7 million, and $42.6 million for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively, and are recorded in operating expense in the accompanying consolidated statements of operations.

Cash and Equivalents. All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents. At December 31, 2021, cash and cash equivalents for the U.S. markets and International markets were $1,311.4 million and $281.1 million, respectively, and at December 31, 2020, cash and cash equivalents were $222.9 million and $85.4 million, respectively.

Restricted Cash. Restricted cash is cash held in the Company's bank accounts in International markets as a guarantee for certain landlords.

Derivative Asset and Liability. Prior to September 14, 2020, the Company remeasured the derivative asset related to its contingent call option to acquire shares of its Class B common stock at no additional cost and the derivative liability related to the conversion feature in its Convertible Notes due 2026 at fair value each reporting period until the conversion price reset on September 14, 2020, with changes in fair value recorded in the consolidated statements of operations in other expense (income). The Company obtained independent third-party valuation studies to assist in determining fair value. The Company’s valuation studies used a Monte Carlo simulation approach and were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. The Company’s Common Stock price at the end of each reporting period as well as the remaining amount of time until expiration for the contingent call option and conversion feature were key inputs for the estimation of fair value that were expected to change each reporting period. The Company recorded other expense (income) related to derivative asset fair value adjustments of $0, $19.6 million and $17.7 million, during the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively, and other expense (income) related to derivative liability fair value adjustments of $0, $89.4 million, and $(23.5) million, during the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively. See Note 8—Corporate Borrowings and Finance Lease Obligations and Note 9—Stockholders’ Equity for further discussions.

Intangible Assets. Intangible assets were recorded at fair value for intangible assets resulting from the acquisition of Holdings by Wanda on August 30, 2012 and other theatre acquisitions. Intangible assets are comprised of amounts assigned to management contracts, which are being amortized on a straight-line basis over the estimated remaining useful lives of the assets, and trademark and trade names. The Company evaluates definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be fully recoverable. Trademark and trade names are considered either definite or indefinite-lived intangible assets. Indefinite-lived intangible assets are not amortized but rather evaluated for impairment annually or more frequently as specific events or circumstances dictate.

The Company first assesses the qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. During the year ended December 31, 2020, the Company recorded impairment losses related to definite-lived intangible assets of $14.4 million in the U.S. markets and indefinite-lived intangible assets of $15.2 million in the International markets. There were no intangible asset impairment charges incurred during the years ended December 31, 2021 and December 31, 2019.

Investments. The Company accounts for its investments in non-consolidated entities using either the cost or equity methods of accounting as appropriate, and has recorded the investments within other long-term assets in its consolidated balance sheets. Equity earnings and losses are recorded when the Company’s ownership interest provides the Company with significant influence. The Company follows the guidance in ASC 323-30-35-3, investment in a limited liability company, which prescribes the use of the equity method for investments where the Company has significant influence. The Company classifies gains and losses on sales of investments or impairments accounted for using the cost method in investment expense (income). Gains and losses on cash sales are recorded using the weighted average cost of all interests in the investments. Gains and losses related to non-cash negative common unit adjustments are recorded using the weighted average cost of those units in NCM. See Note 6—Investments for further discussion of the Company’s investments in NCM. As of December 31, 2021, the Company holds equity method investments comprised of a 18.3% interest in SV Holdco LLC (“SV Holdco”), a joint venture that markets and sells cinema advertising and promotions through Screenvision; a 50.0% interest in Digital Cinema Media Ltd. (“DCM”), a joint venture that provides advertising services in International markets; a 32.0% interest in AC JV, LLC (“AC JV”), a joint venture that owns Fathom Events offering alternative content for motion picture screens; a 29.0% interest in Digital Cinema Implementation Partners, LLC (“DCIP”), a joint venture charged with implementing digital cinema in the Company’s theatres; a 14.6% interest in Digital Cinema Distribution Coalition, LLC (“DCDC”), a satellite distribution network for feature films and other digital cinema content; a 10.0% interest in Saudi Cinema Company LLC (“SCC”); a 50% ownership interest in three U.S. motion picture theatres and approximately 50% ownership interest in 57 theatres in Europe. Indebtedness held by equity method investees is non-recourse to the Company. In 2020, the Company early adopted the amendments in S-X Rule 1-02(w) related to significant subsidiary tests of nonconsolidated entities.

Goodwill. The Company’s recorded goodwill was $2,429.8 million and $2,547.3 million as of December 31, 2021 and December 31, 2020, respectively. Goodwill represents the excess of purchase price over fair value of net tangible and identifiable intangible assets related to the acquisition of Holdings by Wanda on August 30, 2012 and subsequent theatre business acquisitions. The Company evaluates goodwill recorded at the Company’s two reporting units (Domestic Theatres and International Theatres). Also, the Company evaluates goodwill and its indefinite-lived trademark and trade names for impairment annually as of the beginning of the fourth quarter and any time an event occurs or circumstances change that would more likely than not reduce the fair value for a reporting unit below its carrying amount.

In accordance with ASC 350-20-35-30, goodwill of a reporting unit shall be tested for impairment between annual tests by assessing the qualitative factors to determine if an event occurs or changes in circumstances that would warrant an interim ASC 350 impairment analysis. If an impairment analysis is needed, the Company performs a quantitative impairment test for goodwill, which involves estimating the fair value of the reporting unit and comparing that value to its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, the difference is recorded as goodwill impairment charge, not to exceed the total amount of goodwill allocated to that reporting unit.

Qualitative impairment tests performed during 2021. The Company performed a qualitative impairment test to evaluate whether it is more likely than not that the fair value of its two reporting units was less than their respective carrying amounts as of its annual assessment date. The Company concluded that it was not more likely than not that the fair value of either of the Company’s two reporting units had been reduced below their respective carrying amounts. As a result, the Company concluded that there were no triggering events as of the annual assessment date, December 31, 2021.

Step 1 quantitative goodwill impairment tests performed during 2020. In accordance with ASC 350-20-35-30, the Company performed an assessment to determine whether there were any events or changes in circumstances that would warrant an interim ASC 350 impairment analysis. A decline in the Common Stock price and prices of the Company’s corporate borrowings and the resulting impact on market capitalization are two of several factors considered when making this evaluation. In performing the Step 1 quantitative goodwill impairment test, the Company used an enterprise value approach to measure fair value of the reporting units.

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

Other Long-term Assets. Other long-term assets are comprised principally of investments in partnerships and joint ventures and capitalized computer software, which is amortized over the estimated useful life of the software. See Note 7—Supplemental Balance Sheet Information.

Accounts Payable. Under the Company’s cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified within accounts payable in the balance sheet. The change in book overdrafts are reported as a component of operating cash flows for accounts payable as they do not represent bank overdrafts. The amount of these checks included in accounts payable as of December 31, 2021 and December 31, 2020 was $3.6 million and $1.8 million, respectively.

Leases. The Company adopted ASC 842 on January 1, 2019 using the modified retrospective transition method. Upon transition to the new standard, the Company elected the package of practical expedients, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.

The Company leases theatres and equipment under operating and finance leases. The majority of the Company’s operations are conducted in premises occupied under lease agreements with initial base terms ranging generally from 12 to 15 years, with certain leases containing options to extend the leases for up to an additional 20 years. The Company typically does not believe that exercise of the renewal options is reasonably assured at the inception of the lease agreements and, therefore, considers the initial base term as the lease term. Lease terms vary but generally, the leases provide for fixed and escalating rentals, contingent escalating rentals based on the Consumer Price Index and other indexes not to exceed certain specified amounts and variable rentals based on a percentage of revenues. The Company often receives contributions from landlords for renovations at existing locations. The Company records the amounts received from landlords as an adjustment to the right-of-use asset and amortizes the balance as a reduction to rent expense over the base term of the lease agreement.

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

The Company elected the practical expedient to not separate lease and non-lease components and also elected the short-term practical expedient for all leases that qualify. As a result, the Company will not recognize right-of-use assets or liabilities for short-term leases that qualify for the short-term practical expedient, but instead will recognize the lease payments as lease cost on a straight-line basis over the lease term. The Company’s lease agreements do not contain residual value guarantees. Short-term leases and sublease arrangements are immaterial. Equipment leases primarily consist of food and beverage and digital equipment.

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

The following table summarizes the Company’s assets that were impaired:

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2021	2020	2019
Impairment of long-lived assets	$77.2	$177.9	$84.3
Impairment of definite-lived intangible assets	—	14.4	—
Impairment of indefinite-lived intangible assets	—	15.2	—
Impairment of goodwill (1)	—	2,306.4	—
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill	77.2	2,513.9	84.3
Impairment of equity method investments recorded in equity in (earnings) loss of non-consolidated entities	—	8.6	—
Impairment of other assets recorded in investment expense (income)	—	15.9	3.6
Total impairment loss	$77.2	$2,538.4	$87.9
(1)	See Note 5—Goodwill and Intangible Assets for information regarding goodwill impairment.

During the year ended December 31, 2021, the Company recorded non-cash impairment of long-lived assets of $61.3 million on 77 theatres in the U.S. markets with 805 screens (in Alabama, Arkansas, California, Colorado, Connecticut, District of Columbia, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Missouri, Montana, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, West Virginia, and Wisconsin) and $15.9 million on 14 theatres in the International markets with 118 screens (in Italy, Norway, Spain, and the UK), which were related to property, net, operating lease right-of-use assets, net, and other long-term assets.

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

Employee Benefit Plans. The Company sponsors frozen non-contributory qualified and non-qualified defined benefit pension plans in the U.S. and frozen defined benefit pension plans in the U.K. and Sweden. The Company also sponsors a postretirement deferred compensation plan, which was terminated on May 3, 2021 and will be liquidated in 2022, and also a defined contribution plan.

The following table sets forth the plans’ benefit obligations and plan assets and the accrued liability for benefit costs included in the consolidated balance sheets:

	U.S. Pension Benefits		International Pension Benefits
	Year Ended		Year Ended
(In millions)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Aggregated projected benefit obligation at end of period (1)	$(111.5)	$(123.9)	$(125.0)	$(133.1)
Aggregated fair value of plan assets at end of period	84.3	84.2	126.0	128.7
Net (liability) asset for benefit cost - funded status	$(27.2)	$(39.7)	$1.0	$(4.4)
(1)	At December 31, 2021 and December 31, 2020, U.S. aggregated accumulated benefit obligations were $111.5 million and $123.9 million, respectively, and International aggregated accumulated benefit obligations were $125.0 million and $129.5 million, respectively.

The Company does not expect to make a material contribution to the U.S. pension plans during the year ended December 31, 2022. The Company intends to make future cash contributions to the plans in an amount necessary to meet minimum funding requirements according to applicable benefit plan regulations.

The weighted-average assumptions used to determine benefit obligations are as follows:

	U.S. Pension Benefits		International Pension Benefits
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Discount rate	2.66%	2.26%	1.79%	1.78%
Rate of compensation increase	N/A	N/A	2.28%	2.29%

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	U.S. Pension Benefits			International Pension Benefits
	Year Ended			Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2021	2020	2019
Discount rate	2.26%	3.07%	4.12%	1.78%	1.97%	2.86%
Weighted average expected long-term return on plan assets	6.57%	6.70%	6.70%	1.28%	2.15%	2.99%
Rate of compensation increase	N/A	N/A	N/A	2.29%	2.27%	2.19%

The offset to the pension liability is recorded in equity as a component of accumulated other comprehensive (income) loss. For further information, see Note 14—Accumulated Other Comprehensive Income (Loss) for pension amounts and activity recorded in accumulated other comprehensive income.

For the years ended December 31, 2021, December 31, 2020, and December 31, 2019, net periodic benefit costs (credits) were $(0.9) million, $1.8 million, and $1.7 million, respectively. The non-operating component of net periodic benefit costs is recorded in other expense (income) in the consolidated statements of operations. During the years ended December 31, 2020 and December 31, 2019, before the Sweden pension benefit plan was frozen, the service cost component of net periodic benefit cost was recorded in general and administrative other.

The following table provides the benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter:

(In millions)	U.S. Pension Benefits	International Pension Benefits
2022	$5.5	$3.7
2023	4.6	3.7
2024	5.0	3.9
2025	5.2	4.0
2026	5.3	4.1
Years 2027 - 2031	28.5	22.1

The Company’s investment objectives for its U.S. defined benefit pension plan investments are: (1) to preserve the value of its principal; (2) to maximize a real long-term return with respect to the plan assets consistent with minimizing risk; (3) to achieve and maintain adequate asset coverage for accrued benefits under the plan; and (4) to maintain sufficient liquidity for payment of the plan obligations and expenses. The Company uses a diversified allocation of equity, debt, commodity and real estate exposures that are customized to the plan’s cash flow benefit needs. A weighted average targeted allocation percentage is assigned to each asset class as follows: equity securities of 49%, debt securities of 45%, and private real estate of 6%. The International pension benefit plans do not have an established asset target allocation.

Investments in the pension plan assets are measured at fair value on a recurring basis. As of December 31, 2021, for the U.S. investment portfolio, 94% were valued using the net asset value per share (or its equivalent) as a practical expedient and 6% of the investment included pooled separate accounts valued using market prices for the underlying instruments that were observable in the market or could be derived by observable market data from independent external valuation information (Level 2 of the fair value hierarchy). As of December 31, 2021, for the International investment portfolio 37% included mutual funds and collective trust funds valued using market prices for the underlying instruments that were observable in the market or could be derived by observable market data from independent external valuation information (Level 2 of the fair value hierarchy) and 63% were valued using the net asset value per share (or its equivalent) as a practical expedient.

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

Casualty Insurance. The Company is self-insured for general liability up to $1.0 million per occurrence and carries a $0.5 million deductible limit per occurrence for workers’ compensation claims. The Company utilizes actuarial projections of its ultimate losses to calculate its reserves and expense. The actuarial method includes an allowance for adverse developments on known claims and an allowance for claims which have been incurred but which have not yet been reported. As of December 31, 2021 and December 31, 2020, the Company recorded casualty insurance reserves of $34.6 million and $32.7 million, respectively. The Company recorded expenses related to general liability and workers’ compensation claims of $37.1 million, $32.8 million, and $32.6 million for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively. Casualty insurance expense is recorded in operating expense.

Other Expense (Income): The following table sets forth the components of other expense (income):

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2021	2020	2019
Derivative liability fair value adjustment for embedded conversion feature in the Convertible Notes	$—	$89.4	$(23.5)
Derivative asset fair value adjustment for contingent call option related to the Class B common stock purchase and cancellation agreement	—	19.6	17.7
Credit losses (income) related to contingent lease guarantees	(5.7)	15.0	—
Governmental assistance due to COVID-19 - International markets	(81.5)	(38.6)	—
Governmental assistance due to COVID-19 - U.S. markets	(5.6)	—	—
Foreign currency transaction (gains) losses	(9.8)	(2.8)	1.5
Non-operating components of net periodic benefit cost (income)	(0.7)	1.1	1.2
Loss on debt extinguishment	14.4	—	16.6
Gain on extinguishment Second Lien Notes due 2026	—	(93.6)	—
Financing fees related to modification of debt	1.0	39.3	—
Loss on Pound sterling forward contract	—	—	0.9
Business interruption insurance recoveries	—	(0.5)	(1.1)
Other	—	—	0.1
Other expense (income)	$(87.9)	$28.9	$13.4

Accounting Pronouncements Recently Adopted

Income Taxes. In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to improve consistency and simplify several areas of existing guidance. ASU 2019-12 removes certain exceptions to the general principles related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also clarifies the accounting for transactions that result in a step-up in the tax basis for goodwill. ASU 2019-12 was effective for the Company in the first quarter of 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Issued Not Yet Adopted

Government Assistance. In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). The amendments in ASU 2021-10 require annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy, including (1) information about the nature of the transactions and the related accounting policy used to account for the transactions, (2) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item, and (3) significant terms and conditions of the transactions, including commitments and contingencies. The annual government assistance disclosure requirements are effective for the Company during the year ended December 31, 2022.

NOTE 2—REVENUE RECOGNITION

Disaggregation of Revenue. Revenue is disaggregated in the following tables by major revenue types and by timing of revenue recognition:

	Year Ended
(In millions)	December 31, 2021	December 31, 2020	December 31, 2019
Major revenue types
Admissions	$1,394.2	$712.1	$3,301.3
Food and beverage	857.3	362.4	1,719.6
Other theatre:
Advertising	95.3	80.5	143.0
Other theatre	181.1	87.4	307.1
Other theatre	276.4	167.9	450.1
Total revenues	$2,527.9	$1,242.4	$5,471.0

	Year Ended
(In millions)	December 31, 2021	December 31, 2020	December 31, 2019
Timing of revenue recognition
Products and services transferred at a point in time	$2,325.5	$1,086.0	$5,071.0
Products and services transferred over time(1)	202.4	156.4	400.0
Total revenues	$2,527.9	$1,242.4	$5,471.0
(1)	Amounts primarily include subscription and advertising revenues.

The following tables provide the balances of receivables and deferred revenue income:

(In millions)	December 31, 2021	December 31, 2020
Current assets
Receivables related to contracts with customers	$85.4	$23.1
Miscellaneous receivables	83.1	67.9
Receivables, net	$168.5	$91.0

(In millions)	December 31, 2021	December 31, 2020
Current liabilities
Deferred revenue related to contracts with customers	$405.1	$400.6
Miscellaneous deferred income	3.5	4.8
Deferred revenue and income	$408.6	$405.4

The significant changes in contract liabilities with customers included in deferred revenues and income are as follows:

Deferred Revenues
Related to Contracts
(In millions)	with Customers
Balance December 31, 2019	$447.1
Cash received in advance (1)	110.8
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	8.4
Food and beverage revenues (2)	15.0
Other theatre revenues (2)	—
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(118.5)
Food and beverage revenues (3)	(32.0)
Other theatre revenues (4)	(33.8)
Foreign currency translation adjustment	3.6
Balance December 31, 2020	$400.6
Cash received in advance (1)	186.1
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	11.0
Food and beverage revenues (2)	20.3
Other theatre revenues (2)	(0.2)
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(127.4)
Food and beverage revenues (3)	(39.3)
Other theatre revenues (4)	(42.1)
Foreign currency translation adjustment	(3.9)
Balance December 31, 2021	$405.1
(1)	Includes movie tickets, food and beverage, gift cards, exchange tickets, and AMC Stubs® loyalty membership fees.
(2)	Amount of rewards accumulated, net of expirations, that are attributed to AMC Stubs® and other loyalty programs.
(3)	Amount of rewards redeemed that are attributed to gift cards, exchange tickets, movie tickets, AMC Stubs® loyalty programs and other loyalty programs.
(4)	Amounts relate to income from non-redeemed or partially redeemed gift cards, non-redeemed exchange tickets, AMC Stubs® loyalty membership fees and other loyalty programs.

The significant changes to contract liabilities included in the ESA in the consolidated balance sheets, are as follows:

Exhibitor Services
(In millions)	Agreement (1)
Balance December 31, 2019	$549.7
Common Unit Adjustment–additions of common units (1)	4.8
Reclassification of the beginning balance to other theatre revenue, as the result of performance obligations satisfied	(16.9)
Balance December 31, 2020	$537.6
Negative Common Unit Adjustment–reduction of common units	(9.2)
Reclassification of portion of the beginning balance to other theatre revenue, as the result of performance obligations satisfied	(18.0)
Balance December 31, 2021	$510.4
(1)	Represents the carrying amount of the NCM common units that were previously received under the annual Common Unit Adjustment. The deferred revenues are being amortized to other theatre revenues over the remainder of the 30-year term of the ESA ending in February 2037.

Transaction Price Allocated to the Remaining Performance Obligations. The following table includes the amount of NCM ESA, included in exhibitor services agreement in the Company’s consolidated balance sheets, that is expected to be recognized as revenues in the future related to performance obligations that are unsatisfied as of December 31, 2021:

(In millions)	Exhibitor Services Agreement
Year ended 2022	$19.3
Year ended 2023	20.8
Year ended 2024	22.3
Year ended 2025	24.0
Year ended 2026	25.8
Years ended 2027 through February 2037	398.2
Total	$510.4

Gift Cards and Exchange Tickets. The total amount of non-redeemed gift cards and exchange tickets included in deferred revenues and income as of December 31, 2021 was $322.0 million. This will be recognized as revenues as the gift cards and exchange tickets are redeemed or as the non-redeemed gift card and exchange ticket revenues are recognized in proportion to the pattern of actual redemptions, which is estimated to occur over the next 24 months.

Loyalty Programs. As of December 31, 2021, the amount of deferred revenues allocated to the loyalty programs included in deferred revenues and income was $65.5 million. The earned points will be recognized as revenue as the points are redeemed, which is estimated to occur over the next 24 months. The AMC Stubs PremiereTM annual membership fee is recognized ratably over the one-year membership period.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 3—LEASES

The Company received rent concessions provided by the lessors that aided in mitigating the economic effects of COVID-19 during the pandemic. These concessions primarily consisted of rent abatements and the deferral of rent payments. In instances where there were no substantive changes to the lease terms, i.e., modifications that resulted in total payments of the modified lease being substantially the same or less than the total payments of the existing lease, the Company elected the relief as provided by the FASB staff related to the accounting for certain lease concessions. The Company elected not to account for these concessions as a lease modification, and therefore the Company has remeasured the related lease liability and right-of-use asset but did not reassess the lease classification or change the discount rate to the current rate in effect upon the remeasurement. The deferred payment amounts have been recorded in the Company’s lease liabilities to reflect the change in the timing of payments. The deferred payment amounts included in current maturities of operating lease liabilities and long-term operating lease liabilities are reflected in the consolidated statements of cash flows as part of the change in accrued expenses and other liabilities. Those leases that did not meet the criteria for treatment under the FASB relief were evaluated as lease modifications. The deferred payment amounts included in accounts payable for contractual rent amounts due and not paid are reflected in accounts payable on the consolidated balance sheets and in the consolidated statements of cash flows as part of the change in accounts payable. In addition, the Company included deferred lease payments in operating lease right-of-use assets as a result of lease remeasurements.

A summary of deferred payment amounts related to rent obligations for which payments were deferred to 2022 and future years are provided below:

	As of		As of
	December 31,	Decrease	December 31,
(In millions)	2020	in deferred amounts	2021
Fixed operating lease deferred amounts (1) (2)	$383.9	$(84.6)	$299.3
Finance lease deferred amounts	12.8	(10.4)	2.4
Variable lease deferred amounts (2)	53.3	(39.9)	13.4
Total deferred lease amounts	$450.0	$(134.9)	$315.1
(1)	During the year ended December 31, 2021, the decrease in fixed operating lease deferred amounts includes $152.6 million of decreases in the deferred balances as of December 31, 2020 related to payments and abatements.
(2)	During the year ended December 31, 2021, decreases in variable lease deferred amounts were primarily due to resolution of contingencies, therefore, variable amounts became fixed and were reclassified to fixed operating lease deferred amounts.

The following table reflects the lease costs for the years indicated below:

		Year Ended
		December 31,	December 31,	December 31,
(In millions)	Consolidated Statements of Operations	2021	2020	2019
Operating lease cost
Theatre properties	Rent	$775.4	$813.7	$876.0
Theatre properties	Operating expense	1.1	2.8	9.1
Equipment	Operating expense	10.7	14.6	14.4
Office and other	General and administrative: other	5.4	5.4	5.5
Finance lease cost
Amortization of finance lease assets	Depreciation and amortization	4.6	6.7	9.2
Interest expense on lease liabilities	Finance lease obligations	5.2	5.9	7.6
Variable lease cost
Theatre properties	Rent	52.6	70.4	91.8
Equipment	Operating expense	43.4	6.4	56.3
Total lease cost		$898.4	$925.9	$1,069.9

The following table represents the weighted-average remaining lease term and discount rate as of December 31, 2021:

	As of December 31, 2021
	Weighted Average	Weighted Average
	Remaining	Discount
Lease Term and Discount Rate	Lease Term (years)	Rate
Operating leases	10.0	9.9%
Finance leases	13.8	6.5%

Cash flow and supplemental information is presented below:

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$(2.9)	$(3.2)	$(7.6)
Operating cash flows used in operating leases	(883.2)	(446.5)	(941.6)
Financing cash flows used in finance leases	(9.0)	(6.2)	(10.9)

Landlord contributions:
Operating cashflows provided by operating leases	22.0	43.6	106.5
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	196.6	201.5	463.2

(1)	Includes lease extensions and option exercises.

Minimum annual payments required under existing operating and finance leases and the net present value thereof as of December 31, 2021 are as follows:

	Operating Lease	Financing Lease
(In millions)	Payments (2)	Payments (2)
2022 (1)	$1,039.5	$13.9
2023	947.8	9.8
2024	823.3	8.7
2025	775.6	8.0
2026	711.3	7.8
Thereafter	3,881.9	63.6
Total lease payments	8,179.4	111.8
Less imputed interest	(2,929.0)	(39.1)
Total operating and finance lease liabilities, respectively	$5,250.4	$72.7
(1)	The minimum annual payments table above does not include contractual cash rent amounts that were due and not paid, which are recorded in accounts payable as shown below, including estimated repayment dates:

Accounts Payable
(In millions)	Lease Payments
Three months ended March 31, 2022	$33.6
Three months ended June 30, 2022	0.9
Three months ended September 30, 2022	0.8
Three months ended December 31, 2022	6.5
Total deferred lease amounts recorded in AP	$41.8

(2)	The minimum annual payments table above includes deferred undiscounted cash rent amounts that were due and not paid related to operating and finance leases, as shown below:

	Operating Lease	Financing Lease
(In millions)	Payments	Payments
Three months ended March 31, 2022	$40.0	$0.6
Three months ended June 30, 2022	36.2	0.4
Three months ended September 30, 2022	32.3	0.2
Three months ended December 31, 2022	31.4	0.2
2023	82.3	0.5
2024	15.2	—
2025	5.6	—
2026	4.1	—
Thereafter	24.3	—
Total deferred lease amounts	$271.4	$1.9

As of December 31, 2021, the Company had signed additional operating lease agreements for 7 theatres that have not yet commenced of approximately $165.2 million, which are expected to commence between 2022 and 2024, and carry lease terms of approximately 5 to 20 years. The timing of lease commencement is dependent on the landlord providing the Company with control and access to the related facility.

NOTE 4—PROPERTY

A summary of property is as follows:

(In millions)	December 31, 2021	December 31, 2020
Property owned:
Land	$83.2	$92.6
Buildings and improvements	215.1	222.3
Leasehold improvements	1,852.4	1,833.8
Furniture, fixtures and equipment	2,334.8	2,343.7
	4,485.5	4,492.4
Less: accumulated depreciation	2,572.0	2,232.1
	1,913.5	2,260.3

Property leased under finance leases:
Building and improvements	60.4	73.2
Less: accumulated depreciation and amortization	11.4	11.0
	49.0	62.2
	$1,962.5	$2,322.5

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

Depreciation expense was $382.0 million, $453.2 million, and $413.6 million for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the changes in goodwill by reporting unit:

(In millions)	U.S. Markets	International Markets	Total
Balance December 31, 2019	$3,072.6	$1,716.5	$4,789.1
Impairment adjustment March 31, 2020	(1,124.9)	(619.4)	(1,744.3)
Impairment adjustment September 30, 2020	(151.2)	(5.6)	(156.8)
Impairment adjustment December 31, 2020	—	(405.3)	(405.3)
Baltics disposition-Latvia (1)	—	(7.9)	(7.9)
Currency translation adjustment	—	72.5	72.5
Balance December 31, 2020	1,796.5	750.8	2,547.3
Currency translation adjustment	—	(76.2)	(76.2)
Baltics disposition-Estonia (1)	—	(3.7)	(3.7)
Baltics disposition-Lithuania (1)	—	(37.6)	(37.6)
Balance December 31, 2021	$1,796.5	$633.3	$2,429.8

(1)	See Note 1—The Company and Significant Accounting Policies for further information regarding the Baltic theatre sale.

Detail of other intangible assets is presented below:

		December 31, 2021		December 31, 2020
		Gross		Gross
	Remaining	Carrying	Accumulated	Carrying	Accumulated
(In millions)	Useful Life	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Management contracts and franchise rights	1 to 5 years	$10.4	$(9.8)	$12.0	$(9.8)
Starplex trade name	5 years	7.9	(4.1)	7.9	(3.4)
Carmike trade name	2 years	9.3	(6.7)	9.3	(5.3)
Total, amortizable		$27.6	$(20.6)	$29.2	$(18.5)
Non-amortizing Intangible Assets:
AMC trademark		$104.4		$104.4
Odeon trade names		38.9		40.7
Nordic trade names		3.1		7.4
Total, unamortizable		$146.4		$152.5

See the impairment table in Note 1—The Company and Significant Accounting Policies for information regarding indefinite and definite-lived intangible assets impairment amounts.

Amortization expense associated with the intangible assets noted above is as follows:

	Year Ended
(In millions)	December 31, 2021	December 31, 2020	December 31, 2019
Recorded amortization	$3.5	$4.5	$5.1

Estimated annual amortization for the next five calendar years for intangible assets is projected below:

(In millions)	2022	2023	2024	2025	2026
Projected annual amortization	$2.5	$2.2	$1.0	$1.0	$1.0

NOTE 6—INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the consolidated balance sheets in other long-term assets. Investments in non-consolidated affiliates as of December 31, 2021, include interests in DCIP of 29.0%, DCDC of 14.6%, AC JV, owner of Fathom Events, of 32.0%, SV Holdco, owner of Screenvision, of 18.3%, DCM of 50.0%, and SCC of 10.0%. The Company also has partnership interests in three U.S. motion picture theatres and approximately 50.0% interest in 57 theatres in Europe. Indebtedness held by equity method investees is non-recourse to the Company.

NCM Transactions

Pursuant to the Company’s Common Unit Adjustment Agreement, from time to time common units of NCM held by the Founding Members will be adjusted up or down through a formula (“Common Unit Adjustment” or “CUA”), primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each Founding Member. The CUA is computed annually, except that an earlier CUA will occur for a Founding Member if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent CUA, will cause a change of 2% or more in the total annual attendance of all of the Founding Members. In the event that a CUA is determined to be a negative number, the Founding Member shall cause, at its election, either (a) the transfer and surrender to NCM of a number of common units equal to all or part of such Founding Member’s CUA or (b) pay to NCM an amount equal to such Founding Member’s CUA calculated in accordance with the CUA Agreement.

In March 2019, the NCM CUA resulted in a positive adjustment of 197,118 common units for the Company. The Company received the units and recorded the common units as an addition to deferred revenues for the ESA at fair value of $1.4 million, based upon a price per share of National CineMedia, Inc. (“NCM, Inc.”) of $7.24 on March 14, 2019. In March 2020, the NCM CUA resulted in a positive adjustment of 1,390,566 common units for the Company. The Company received the units and recorded the common units as an addition to deferred revenues for the ESA at fair value of $4.8 million, based upon a price per share of National CineMedia, Inc. (“NCM, Inc.”) of $3.46 on March 12, 2020. In March 2021, the NCM CUA resulted in a negative adjustment of 3,012,738 common units for the Company, and therefore, the Company paid NCM cash of $9.2 million and recorded the amount as a reduction to deferred revenues for the ESA. During the year ended December 31, 2021, the Company sold its remaining approximately 1.4 million NCM shares and received net proceeds of $5.7 million, which were recorded in investment expense (income). See Note 1—The Company and Significant Accounting Policies and Note 2—Revenue Recognition for further information regarding CUA and ESA.

DCIP Transactions

During the year ended December 31, 2021, the Company received cash distribution of $12.2 million from DCIP, which the Company recorded as a reduction to its investment in DCIP. The distribution reduced the Company’s recorded investment below $0 and therefore the Company recorded equity in earnings of $4.0 million to increase its investment to $0 as the Company has not guaranteed any of the liabilities of DCIP. During the year ended December 31, 2020, the Company received distributions from DCIP of digital projectors it had been leasing with an estimated fair value of $125.2 million, which the Company recorded as a reduction to its investment in DCIP. The distribution reduced the Company’s recorded investment below $0 and therefore the Company recorded equity in earnings of $5.1 million to increase its investment to $0 as the Company has not guaranteed any of the liabilities of DCIP. The Company will not record its share of any equity in earnings of DCIP until such time as the excess distribution amount recorded to earnings has been satisfied with prospective earnings from DCIP.

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

SV Holdco (“Screenvision”)

The Company acquired its investment in SV Holdco on December 21, 2016, in connection with the acquisition of Carmike. SV Holdco is a holding company that owns and operates the Screenvision advertising business through a subsidiary entity. SV Holdco has elected to be taxed as a partnership for U.S. federal income tax purposes.

Summary Financial Information

Investments in non-consolidated affiliates accounted for under the equity method as of December 31, 2021, include interests in SV Holdco, DCM, DCIP, AC JV, DCDC, SCC, 57 theatres in Europe, three U.S. motion picture theatres, and other immaterial investments.

Condensed financial information of the Company’s non-consolidated equity method investments is shown below with amounts presented under U.S. GAAP:

(In millions)	December 31, 2021	December 31, 2020
Current assets	$265.6	$267.6
Noncurrent assets	348.5	347.4
Total assets	614.1	615.0
Current liabilities	218.4	181.0
Noncurrent liabilities	208.7	213.5
Total liabilities	427.1	394.5
Stockholders’ equity	187.0	220.5
Liabilities and stockholders’ equity	614.1	615.0
The Company’s recorded investment	85.6	80.9

Condensed financial information of the Company’s non-consolidated equity method investments is shown below and amounts are presented under U.S. GAAP for the periods of ownership by the Company:

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2021	2020	2019
Revenues	$285.1	$162.7	$694.5
Operating costs and expenses	287.6	347.9	583.7
Net earnings (loss)	$(2.5)	$(185.2)	$110.8

The components of the Company’s recorded equity in earnings (loss) of non-consolidated entities are as follows:

	Year Ended
(In millions)	December 31, 2021	December 31, 2020	December 31, 2019
The Company’s recorded equity in earnings (loss)	$11.0	$(30.9)	$30.6

Related Party Transactions

The Company recorded the following related party transactions with equity method investees:

	As of	As of
(In millions)	December 31, 2021	December 31, 2020
Due from DCM for on-screen advertising revenue	$2.2	$—
Loan receivable from DCM	0.7	0.7
Due from DCIP for warranty expenditures	—	5.7
Due to AC JV for Fathom Events programming	(3.7)	(0.9)
Due from Screenvision for on-screen advertising revenue	2.3	0.4
Due from Nordic JVs	0.9	1.2
Due to Nordic JVs for management services	(1.1)	(0.5)
Due from SCC related to the joint venture	1.3	0.7
Due to U.S. theatre partnerships	—	(0.4)

		Year Ended
(In millions)	Consolidated Statements of Operations	December 31, 2021	December 31, 2020	December 31, 2019
DCM screen advertising revenues	Other revenues	$7.8	$3.8	$22.4
DCIP equipment rental expense	Operating expense	0.2	1.0	3.6
Gross exhibition cost on AC JV Fathom Events programming	Film exhibition costs	10.4	3.9	13.6
Screenvision screen advertising revenues	Other revenues	4.6	2.6	15.6

NOTE 7—SUPPLEMENTAL BALANCE SHEET INFORMATION

Other assets and liabilities consist of the following:

(In millions)	December 31, 2021	December 31, 2020
Other current assets:
Income taxes receivable	$1.9	$8.0
Prepaids	35.4	33.8
Merchandise inventory	31.3	21.3
Other	12.9	11.5
	$81.5	$74.6
Other long-term assets:
Investments in real estate	$9.7	$16.0
Deferred financing costs revolving credit facility	5.5	8.3
Investments in equity method investees	85.6	80.9
Computer software	83.7	101.6
Investment in common stock	11.4	16.6
Pension asset	21.1	20.8
Prepaid commitment fee and deferred charges (1)	—	28.6
Other	32.0	31.8
	$249.0	$304.6
Accrued expenses and other liabilities:
Taxes other than income	$105.8	$86.6
Interest	37.4	31.4
Payroll and vacation	44.4	28.3
Current portion of casualty claims and premiums	12.0	6.7
Accrued bonus	54.5	0.6
Accrued licensing and variable rent	23.5	16.5
Current portion of pension	0.8	0.6
Group insurance reserve	3.0	3.0
Accrued tax payable	4.7	3.6
Other	81.4	80.5
	$367.5	$257.8
Other long-term liabilities:
Pension	$46.5	$64.3
Casualty claims and premiums	24.4	28.2
Contingent lease liabilities	0.3	30.2
Other	93.8	118.6
	$165.0	$241.3

(1)	During the year ended December 31, 2021, the Company reclassified the prepaid commitment fee and deferred charges of $28.6 million to corporate borrowings from other long-term assets. See Note 8 —Corporate Borrowings and Finance Lease Obligations for further information.

NOTE 8—CORPORATE BORROWINGS AND FINANCE LEASE OBLIGATIONS

A summary of the carrying value of corporate borrowings and finance lease obligations is as follows:

(In millions)	December 31, 2021	December 31, 2020
First Lien Secured Debt:
Senior Secured Credit Facility-Term Loan due 2026 (3.103% as of December 31, 2021)	$1,945.0	$1,965.0
Senior Secured Credit Facility-Revolving Credit Facility due 2024	—	212.2
10.75% in Year 1, 11.25% thereafter Cash/PIK Odeon Term Loan Facility due 2023 (£147.6 million and €312.2 million par value as of December 31, 2021)	552.6	—
Odeon Revolving Credit Facility due 2022	—	120.8
10.5% First Lien Notes due 2025	500.0	500.0
2.95% Senior Secured Convertible Notes due 2026	—	600.0
10.5% First Lien Notes due 2026	300.0	300.0
15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026	73.5	—
Second Lien Secured Debt:
10%/12% Cash/PIK/Toggle Second Lien Subordinated Notes due 2026	1,508.0	1,423.6
Subordinated Debt:
6.375% Senior Subordinated Notes due 2024 (£4.0 million par value as of December 31, 2021)	5.4	5.4
5.75% Senior Subordinated Notes due 2025	98.3	98.3
5.875% Senior Subordinated Notes due 2026	55.6	55.6
6.125% Senior Subordinated Notes due 2027	130.7	130.7
	$5,169.1	$5,411.6
Finance lease obligations	72.7	96.0
Paid-in-kind interest	—	7.6
Deferred financing costs	(39.1)	(42.1)
Net premium (1)	298.0	338.7
	$5,500.7	$5,811.8
Less:
Current maturities corporate borrowings	(20.0)	(20.0)
Current maturities finance lease obligations	(9.5)	(12.9)
	$5,471.2	$5,778.9
(1)	The following table provides the net premium (discount) amounts of corporate borrowings:

	December 31,	December 31,
(In millions)	2021	2020
10%/12% Cash/PIK/Toggle Second Lien Subordinated Notes due 2026	$364.6	$445.1
2.95% Senior Secured Convertible Notes due 2026	—	(61.5)
15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026	(16.8)	—
10.5% First Lien Notes due 2026	(24.5)	(28.5)
10.5% First Lien Notes due 2025	(7.2)	(8.9)
Senior Secured Credit Facility-Term Loan due 2026	(6.1)	(7.5)
10.75% in Year 1, 11.25% thereafter Cash/PIK Odeon Term Loan Facility due 2023	(12.1)	—
6.375% Senior Subordinated Notes due 2024	0.1	—
	$298.0	$338.7

The following table provides the principal payments required and maturities of corporate borrowings as of December 31, 2021:

Principal
Amount of
Corporate
(In millions)	Borrowings
2022	$20.0
2023	572.6
2024	25.4
2025	618.3
2026	3,802.1
Thereafter	130.7
Total	$5,169.1

Odeon Secured Debt

Odeon Term Loan Facility. On February 15, 2021, Odeon Cinemas Group Limited (“Odeon”), a wholly-owned subsidiary of the Company, entered into a new £140.0 million and €296.0 million term loan facility (the “Odeon Term Loan due 2023”) agreement (the “Odeon Term Loan Facility”), by and among Odeon, the subsidiaries of Odeon party thereto, the lenders and other loan parties thereto and Lucid Agency Services Limited as agent and Lucid Trustee Services Limited as security agent. Approximately £89.7 million and €12.8 million of the net proceeds from the Odeon Term Loan Facility were used to repay in full Odeon’s obligations (including principal, interest, fees and cash collateralized letters of credit) under its then-existing revolving credit facility and the remaining net proceeds will be used for general corporate purposes. The Company recorded deferred financing costs of $1.0 million in other expense during the year ended December 31, 2021. The Odeon Term Loan Facility has a maturity of August 19, 2023 (2.5 years from the date on which it was first drawn). Borrowings under the Odeon Term Loan Facility bear interest at a rate equal to 10.75% per annum during the first year and 11.25% thereafter and each interest period is 3 months, or such other period agreed between the Company and the Agent. The interest is capitalized on the last day of each interest period and added to the outstanding principal amount, however, Odeon has the option to elect to pay interest in cash. For the first interest period ending May 2021 and the second interest period ending August 2021, Odeon elected to pay in PIK interest. Odeon paid cash interest with respect to the third interest period ending November 2021. The principal amount of new funding is prior to deducting discounts of $19.4 million and deferred financing costs of $16.5 million related to the Odeon Term Loan Facility. The discount and deferred financing costs will be amortized to interest expense over the term using the effective interest method. All obligations under the Odeon Term Loan Facility are guaranteed by certain subsidiaries of Odeon. The Company is subject to minimum liquidity requirements of £32.5 million (approximately $44 million) required under the Odeon Term Loan Facility, measured at each quarter end date.

Odeon Revolving Credit Facility. On December 7, 2017, the Company entered into a Revolving Credit Facility Agreement (“Odeon Revolving Credit Facility”) with Citigroup Global Markets Limited, Lloyds Bank PLC, Barclays Bank PLC and Bank of America Merrill Lynch International Limited as arrangers. The lenders made available a multicurrency revolving credit facility in an aggregate amount of £100.0 million. The interest rate on each loan when drawn down under the Odeon Revolving Credit Facility was 2.5% plus IBOR (meaning LIBOR, EURIBOR, CIBOR or STIBOR as applicable) per annum. The undrawn commitment fee was 0.5% of the undrawn amount per annum. All assets located in England and Wales were pledged as collateral.

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

On February 15, 2021, Odeon used the net proceeds from the Odeon Term Loan Facility to repay in full its then-existing Odeon Revolving Credit Facility.

First Lien Toggle Notes Due 2026

On January 15, 2021, the Company issued $100.0 million aggregate principal amount of its 15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026 (the “First Lien Toggle Notes due 2026”) as contemplated by the previously disclosed commitment letter with Mudrick Capital Management, LP (“Mudrick”), dated as of December 10, 2020. The First Lien Toggle Notes due 2026 were issued pursuant to an indenture dated as of January 15, 2021 among the Company, the guarantors named therein and the U.S. bank National Association, as trustee and collateral agent. On September 30, 2021, the Company exercised an option to repurchase $35.0 million of its First Lien Toggle Notes due 2026. The total cost to exercise this repurchase option was $40.3 million, including principal, redemption price and accrued and unpaid interest. As a result of this debt reduction, the Company’s annual cash interest cost will be reduced by $5.25 million. During the year ended December 31, 2021, the Company recorded loss on debt extinguishment of $14.4 million in other expense. See Note 16—Subsequent Events for additional information.

The First Lien Toggle Notes due 2026 bear cash interest at a rate of 15% per annum payable semi-annually in arrears on January 15 and July 15, beginning on July 15, 2021. Interest for the first three interest periods after the issue date may, at the Company’s option, be paid in PIK interest at a rate of 17% per annum, and thereafter interest shall be payable solely in cash. For the first interest period ended July 15, 2021, the Company elected to pay in PIK interest. The First Lien Toggle Notes due 2026 will mature on April 24, 2026. The indenture provides that the First Lien Toggle Notes due 2026 are general senior secured obligations of the Company and are secured on a pari passu basis with the Senior Secured Credit Facilities, the First Lien Notes due 2026, and the First Lien Notes due 2025.

On December 14, 2020, Mudrick received a total of 21,978,022 shares of the Company’s common stock (“Common Stock”); of which 8,241,758 shares (“Commitment Shares”) relates to consideration received for a commitment fee and 13,736,264 shares (“Exchange Shares”) as consideration received for the second lien exchange. Mudrick exchanged $100 million aggregate principal amount of the Second Lien Notes due 2026 that were held by Mudrick for the Exchange Shares (the “Second Lien Exchange”) and waived its claim to PIK interest of $4.5 million principal amount. The fair value of 21,978,022 shares of the Company’s Common Stock was $70.1 million based on the market closing price of $3.19 per share on December 14, 2020. On December 14, 2020, the common shares issued were recorded by the Company in stockholders’ deficit. During the year ended December 31, 2021, the Company reclassified the prepaid commitment fee and deferred charges of $28.6 million to corporate borrowings from other long-term assets for the Commitment Shares and deferred charges. The prepaid commitment fee was recorded as a discount and, together with deferred charges, will be amortized to interest expense over the term of the First Lien Toggle Notes due 2026 using the effective interest method. During the year ended December 31, 2020, the Company recorded a gain on extinguishment of the Second Lien Notes due 2026 of $93.6 million based on the fair value of the Exchange Shares of $43.8 million and the carrying value of the $104.5 million principal amount of the Second Lien Notes exchanged of $137.4 million. The Company filed a shelf registration statement in December 2020, which was declared effective providing for the resale of the Exchange Shares.

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

The Exchange Offers reduced the principal amounts of the Company’s debt by approximately $555 million, which represented approximately 23.9% of the principal amount of the Existing Subordinated Notes. The Company raised $300 million in additional cash from the issuance of the new First Lien Notes due 2026, prior to deducting $36 million related to discounts and deferred financing costs paid to the lenders. Additionally, certain holders of the Existing Subordinated Notes that agreed to backstop the rights offering for $200 million of the First Lien Notes due 2026 received five million common shares, or 4.6% of AMC’s outstanding shares as of July 31, 2020, worth $20.2 million at the market closing price on July 31, 2020. The closing of the Exchange Offers also allowed the Company to extend maturities on approximately $1.7 billion of debt to 2026, most of which was maturing in 2024 and 2025 previously. Interest due for 12 to 18 months after issuance on the Second Lien Notes due 2026 is expected to be paid all or in part on an in-kind basis, thereby generating a further near-term cash savings for the Company of between approximately $120 million and $180 million. The Company realized $1.2 billion of cancellation of debt income (“CODI”) for tax purposes in connection with its debt restructuring. As a result of such CODI, $1.2 billion of its net operating losses were eliminated as a result of tax attribute reductions, see Note 10—Income Taxes for further information.

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

Second Lien Notes due 2026. In connection with the Second Lien Exchange on December 14, 2020, Mudrick exchanged $104.5 million aggregate principal amount of the Company’s Second Lien Notes due 2026 held by Mudrick for 13,736,264 shares of the Company’s Common Stock, see “First Lien Toggle Notes Due 2026” above for further information.

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

In connection with the Exchange Offers and the First Lien Notes due 2026, the Company issued five million shares of Common Stock to certain holders of subordinated notes as consideration for their commitment to backstop the issuance of $200 million of the First Lien Notes due 2026. Pursuant to the Backstop Commitment Agreement dated July 10, 2020, certain of the actual or beneficial holders of Existing Subordinated Notes agreed to purchase 100% of the First Lien Notes due 2026 that were not subscribed for in connection with the $200 million rights offering to holders of the Existing Subordinated Notes participating in the Exchange Offers. Those providing a backstop commitment pursuant to the Backstop Commitment Agreement received their pro-rata share of five million shares of the Common Stock, or 4.6% of AMC’s outstanding shares as of July 31, 2020, worth $20.2 million at the market closing price on July 31, 2020. The equity issuance was recorded by the Company in stockholders’ deficit with an offset in corporate borrowings as a discount. The discount will be amortized to interest expense over the term of the Second Lien Notes due 2026 using the effective interest method. As part of the registration rights agreement related to the issuance of the Common Stock, the Company filed a shelf registration statement in August 2020 providing for the resale of the shares of Common Stock issued as consideration for the backstop commitment described above.

The Second Lien Notes due 2026 bear cash interest at a rate of 10% per annum payable semi-annually in arrears on June 15 and December 15, beginning on December 15, 2020. Subject to the limitation in the next succeeding sentence, interest for the first three interest periods after the issue date may, at the Company’s option, be paid in PIK interest at a rate of 12% per annum. For the first interest period ending December 15, 2020 and the second interest period ending June 15, 2021, the Company elected to pay in PIK interest. For the third interest period ending December 15, 2021, the Company paid cash interest with respect to the third interest period. For all interest periods after the first three interest periods, interest will be payable solely in cash at a rate of 10% per annum.

The Second Lien Notes due 2026 are redeemable at the Company’s option prior to June 15, 2023, at a redemption price equal to 100% of their aggregate principal amount and accrued and unpaid interest, plus an applicable make-whole premium. On or after June 15, 2023, the Second Lien Notes due 2026 will be redeemable, in whole or in part, at a redemption price equal to (i) 106.0% for the twelve-month period beginning on June 15, 2023; (ii) 103.0% for the twelve-month period beginning on June 15, 2024 and (iii) 100.0% at any time thereafter, plus accrued and unpaid interest. If the Company or its restricted subsidiaries sell assets, under certain circumstances, the Company will be required to apply the net proceeds to redeem the Second Lien Notes due 2026 at a price equal to 100% of the issue price of the Second Lien Notes due 2026, plus accrued and unpaid interest to, but excluding the redemption date. Upon a Change of Control (as defined in the indenture governing the Second Lien Notes due 2026), the Company must offer to purchase the Second Lien Notes due 2026 at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest. The Second Lien Notes due 2026 have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) and will mature on June 15, 2026.

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

First Lien Notes due 2026. In connection with the Exchange Offers, certain holders of the Existing Subordinated Notes purchased 10.5% First Lien Notes due 2026 in an aggregate principal amount of $200 million. The 10.5% First Lien Notes due 2026 issued to certain holders of the Existing Subordinated Notes were issued pursuant to an indenture, dated as of July 31, 2020, among the Company, the guarantors named therein and GLAS Trust Company LLC, as trustee and collateral agent. See Note 16—Subsequent Events for additional information.

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

Senior Secured Credit Facilities. The Company is party to that certain Credit Agreement, dated as of April 30, 2013 (as amended by that certain First Amendment to Credit Agreement, dated as of December 11, 2015, that certain Second Amendment to Credit Agreement, dated as of November 8, 2016, that certain Third Amendment to Credit Agreement, dated as of May 9, 2017, that certain Fourth Amendment to Credit Agreement, dated as of June 13, 2017, that certain Fifth Amendment to Credit Agreement, dated as of August 14, 2018, that certain Sixth Amendment to Credit Agreement, dated as of April 22, 2019, that certain Seventh Amendment to Credit Agreement, dated as of April 23, 2020, that certain Eighth Amendment to Credit Agreement, dated as of July 31, 2020, that certain Ninth Amendment to Credit Agreement, dated as of March 8, 2021, that certain Tenth Amendment to Credit Agreement, also dated as of March 8, 2021, and that certain Eleventh Amendment to Credit Agreement, dated as of December 20, 2021, (the “Eleventh Amendment”), the “Credit Agreement”) with the issuing banks and lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as administrative agent (as successor to Citicorp North America, Inc., the “Administrative Agent”), pursuant to which the lenders have agreed to provide the Senior Secured Term Loan (as defined below) and the Senior Secured Revolving Credit Facility (as defined below). The Senior Secured Credit Facilities (as defined below) are provided by a syndicate of banks and other financial institutions.

On March 8, 2021, the Company entered into the Ninth Amendment to Credit Agreement (the “Ninth Amendment”), with the requisite revolving lenders party thereto and the Administrative Agent, pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant under its Credit Agreement from a period ending March 31, 2021, to a period ending on March 31, 2022 (the “Extended Covenant Suspension Period ending March 31, 2022”), which was further extended by the Eleventh Amendment from a period ending March 31, 2021, to a period ending on March 31, 2023 (the “Extended Covenant Suspension Period ending March 31, 2023”). During the Extended Covenant Suspension Period ending March 31, 2022 and the Extended Covenant Suspension Period ending March 31, 2023, the Company will not, and will not permit any of its restricted subsidiaries to, (i) make certain restricted payments, (ii) subject to certain exceptions, incur any indebtedness for borrowed money that is pari passu or senior in right of payment or security with the Revolving Loans (as defined in the Credit Agreement) or (iii) make any investment in or otherwise dispose of any assets to any subsidiary of the Company that is not a Loan Party (as defined in the Credit Agreement) to facilitate a new financing incurred by a subsidiary of the Company. In addition, as an ongoing condition to the suspension of the financial covenant, the Company also agreed to (i) a minimum liquidity test of $100 million, (ii) an anti-cash hoarding test at any time Revolving Loans are outstanding and (iii) additional reporting obligations. In addition, on March 8, 2021 the Company entered into the Tenth Amendment to the Credit Agreement (the “Tenth Amendment”), pursuant to which the Company agreed not to consent to certain modifications to the Credit Agreement described in the Tenth Amendment without the consent of the majority of the revolving lenders party to the Tenth Amendment.

On July 31, 2020, the Company entered into the Eighth Amendment to Credit Agreement (the “Eighth Amendment”) with Citicorp North America, Inc., as the administrative agent, pursuant to which certain restrictive provisions, including modifications to the covenants limiting indebtedness, liens, investments, asset sales and restricted payments, were added to the Credit Agreement to ensure that the terms and conditions of the First Lien Notes due 2026, the Convertible Notes due 2026 and the Second Lien Notes due 2026 (subject to certain exceptions) are not materially more favorable (when taken as a whole) to the noteholders than the terms and conditions of the Credit Agreement (when taken as a whole) are to the lenders thereunder. The Company accounted for this transaction as a modification of debt.

On April 23, 2020, the Company entered into the Seventh Amendment to Credit Agreement (the “Seventh Amendment”) with the requisite revolving lenders party thereto and Citicorp North America, Inc., as administrative agent, pursuant to which the requisite revolving lenders party thereto agreed to suspend the financial covenant applicable to the Senior Secured Revolving Credit Facility for the period from and after the effective date of the Seventh Amendment to and including the earlier of (a) March 31, 2021 and (b) the day immediately preceding the last day of the Test Period (as defined in the Credit Agreement) during which the Company has delivered a Financial Covenant Election (as defined in the Credit Agreement) to the Administrative Agent (such period, the “Initial Covenant Suspension Period”). During the Initial Covenant Suspension Period, the Company will not, and will not permit any of its restricted subsidiaries to, make certain restricted payments, and such conditions were further amended by the Ninth Amendment. As an ongoing condition to the suspension of the financial covenant, the Company agreed to a minimum Liquidity (as defined in the Seventh Amendment) test, which was amended by the Ninth Amendment. In addition, the Seventh Amendment provides for certain changes to the covenants limiting indebtedness, liens and restricted payments that are intended to match corresponding restrictions under the 10.5% first lien notes due 2025 (the “First Lien Notes due 2025”) and to ensure that the terms and conditions of the First Lien Notes due 2025 (subject to certain exceptions) are not materially more favorable (when taken as a whole) to the noteholders than the terms and conditions of the Credit Agreement (when taken as a whole) are to the lenders thereunder. Pursuant to the terms of the Seventh Amendment, these more restrictive terms will be operative until the repayment, satisfaction, defeasance or other discharge of the obligations under the First Lien Notes due 2025 or an effective amendment of, other consent or waiver with respect to, or covenant defeasance pursuant to the Indenture as result of which the covenants limiting indebtedness, liens and restricted payments thereunder are of no further force or effect. Certain provisions of the Seventh Amendment are amended by the Ninth Amendment.

On April 22, 2019, the Company entered into the Sixth Amendment to Credit Agreement (the “Sixth Amendment”) with each lender party thereto and Citicorp North America, Inc., as administrative agent. Pursuant to the Sixth Amendment, the lenders agreed to provide senior secured financing of $2,225.0 million in aggregate, consisting of (1) $2,000.0 million in aggregate principal amount of senior secured tranche B loans maturing April 22, 2026 (the “Senior Secured Term Loans)” and (2) a $225.0 million senior secured revolving credit facility (which is also available for letters of credit and for swingline borrowings on same-day notice) maturing April 22, 2024 (the “Senior Secured Revolving Credit Facility” and, together with the Senior Secured Term Loans, the “Senior Secured Credit Facilities”). The proceeds of the Senior Secured Term Loans were used to repay all of the Company’s existing term loans in an aggregate principal amount of approximately $1,338.5 million and to fund the redemptions of the 5.875% Senior Subordinated Notes due 2022 and the 6.0% Senior Secured Notes due 2023. The Company recorded a loss of $16.6 million during the year ended December 31, 2019 related to these transactions, comprised of $14.1 million of extinguishment losses and $2.5 million of third party costs related to the modification of the Term Loans.

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

The foregoing mandatory prepayments will be used to reduce the installments of principal payments on the Senior Secured Term Loans. The Company may voluntarily repay outstanding loans under the Senior Secured Credit Facilities at any time without premium or penalty, except for customary “breakage” costs with respect to LIBOR loans under the Senior Secured Credit Facilities.

The Senior Secured Term Loans bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the prime rate announced by the Administrative Agent from time to time and (c) LIBOR determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) an applicable margin plus LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. Borrowings under the Senior Secured Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the prime rate announced by the Administrative Agent from time to time and (c) LIBOR determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. As of December 31, 2021, the applicable margins for borrowings under the Senior Secured Term Loan and the Senior Secured Revolving Credit Facility were 3.00% and 2.50%, respectively.

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

The availability of certain baskets and the ability to enter into certain transactions will also be subject to compliance with certain financial ratios. In addition, the Senior Secured Revolving Credit Facility includes a financial covenant that requires, in certain circumstances, compliance with a certain secured leverage ratio. As of December 31, 2021, the Company was in a covenant suspension period under the Senior Secured Revolving Credit Facility as described above.

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

On January 27, 2021, affiliates of Silver Lake and certain co-investors (collectively, the “Noteholders”) elected to convert (the “Conversion”) all $600.0 million principal amount of the Company’s Convertible Notes due 2026 into shares of the Company’s Common Stock at a conversion price of $13.51 per share. The non-cash Conversion settled on January 29, 2021, and resulted in the issuance of 44,422,860 shares of the Company’s Common Stock to the Noteholders. The Company recorded approximately $71.0 million of non-cash interest expense during the year ended December 31, 2021 for unamortized discount and deferred charges at the date of conversion following the guidance in ASC 815-15-40-1. The non-cash Conversion reduced the Company’s first-lien indebtedness by $600.0 million. Pursuant to the Stock Repurchase and Cancellation Agreement with Dalian Wanda Group Co., Ltd. (“Wanda”) dated as of September 14, 2018, 5,666,000 shares of the Company’s Class B common stock held by Wanda were forfeited and cancelled in connection with the Conversion.

The carrying value of the Convertible Notes is as follows:

	Carrying Value		Reclassification	Carrying Value	Conversion	Carrying Value
	as of	Increase	to Additional	as of	on	as of
(In millions)	December 31, 2019	to Expense	Paid-in Capital	December 31, 2020	January 29, 2021	January 29, 2021
Principal balance	$600.0	$—	$—	$600.0	$(600.0)	$—
Discount	(73.7)	12.2	—	(61.5)	61.5	—
Deferred financing costs	(11.2)	1.7	—	(9.5)	9.5	—
Derivative liability	0.5	89.4	(89.9)	—	—	—
Carrying value	$515.6	$103.3	$(89.9)	$529.0	$(529.0)	$—

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

On September 14, 2018, the Company bifurcated the conversion feature from the principal balance of the Convertible Notes due 2024 as a derivative liability because (1) a conversion feature was not clearly and closely related to the debt instrument and the reset of the conversion price caused the conversion feature to not be considered indexed to the Company’s equity, (2) the conversion feature standing alone met the definition of a derivative, and (3) the Convertible Notes due 2024 were not remeasured at fair value each reporting period with changes in fair value recorded in the consolidated statements of operations. The initial derivative liability of $90.4 million is offset by a discount to the principal balance and was amortized to interest expense resulting in an effective rate of 5.98% over the extended term of the Convertible Notes due 2024. The Company also recorded deferred financing costs of approximately $13.6 million related to the issuance of the Convertible Notes due 2024 and will amortize those costs to interest expense under the effective interest method over the extended term of the Convertible Notes due 2024. The Company recorded interest expense for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 of $0 million, $31.8 million, and $32.6 million, respectively.

The derivative liability was remeasured at fair value each reporting period, a Level 3 fair value estimate, until the conversion price reset on September 14, 2020, with changes in fair value recorded in the consolidated statements of operations as other expense or income. On September 14, 2020, the conversion price reset from $18.95 per share to $13.51 per share pursuant to the terms of the Indenture for the Convertible Notes due 2024 and the derivative liability as of September 14, 2020 was reclassified to permanent equity as the conversion feature is indexed to the Company’s equity. For the years ended December 31, 2020 and December 31, 2019, the Company recorded in other expense (income) of $89.4 million and $(23.5) million, respectively, related to the derivative liability fair value adjustments for embedded conversion feature in the Convertible Notes due 2024.

Pursuant to the Stock Repurchase and Cancellation Agreement between the Company and Wanda, the conversion feature of the Convertible Notes due 2024 would result in 5,666,000 shares of the Company’s Class B common stock held by Wanda being subject to forfeiture and retirement by the Company at no additional cost. This cancellation agreement was a contingent call option for the forfeiture shares, which was a freestanding derivative measured at fair value on a recurring basis, which was a Level 3 estimate of fair value. The initial derivative asset of $10.7 million was offset by a credit to stockholders’ equity related to the Class B common stock purchase and cancellation. The forfeiture shares feature was not clearly and closely related to the Convertible Notes due 2024 host and it was bifurcated and accounted for as a derivative asset measured at fair value through earnings each reporting period until the conversion feature reset on September 14, 2020, with changes in fair value recorded in the consolidated statements of operations as other expense or income. For the years ended December 31, 2020 and December 31, 2019, this resulted in other expense (income) of $19.6 million and $17.7 million, respectively, related to the derivative asset fair value adjustment for contingent call option related to the Class B common stock purchase and cancellation agreement. On September 14, 2020, the conversion price reset from $18.95 per share to $13.51 per share pursuant to the terms of the Indenture for the Convertible Notes due 2024 and the derivative asset as of September 14, 2020 was reclassified to permanent equity as the number of shares that will be cancelled on conversion of the Convertible Notes due 2024 were known. The Company recorded an immaterial non-cash correction of $26.2 million recorded in other expense during the year ended December 31, 2020. The adjustment related to the Company correcting the valuation methodology applied to the derivative asset related to the cancellation agreement entered into on September 14, 2018, a Level 3 estimate of fair value for a complex instrument developed in consultation with a third party specialist.

First Lien Notes Due 2025

On April 24, 2020, the Company issued $500.0 million aggregate principal amount of its 10.5% First Lien Notes due 2025, in a private offering, pursuant to an indenture, dated as of April 24, 2020 (the “First Lien Notes Indenture”), among the Company, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent. The Company used the net proceeds from the First Lien Notes due 2025 private offering for general corporate purposes, including further increasing the Company’s liquidity. The First Lien Notes due 2025 were issued with a discount of $10.0 million and bear interest at a rate of 10.5% per annum, payable semi-annually on April 15 and October 15 each year, commencing October 15, 2020. The First Lien Notes due 2025 will mature on April 15, 2025. The Company recorded deferred financing costs of approximately $8.9 million related to the issuance of the First Lien Notes due 2025 and will amortize those costs to interest expense under the effective interest method over the term of the First Lien Notes due 2025. See Note 16—Subsequent Events for additional information.

The First Lien Notes due 2025 are general senior secured obligations of the Company and are fully and unconditionally guaranteed on a joint and several senior secured basis by all of the Company’s existing and future subsidiaries that guarantee the Company’s other indebtedness, including the Company’s Senior Secured Credit Facilities. The First Lien Notes due 2025 are secured, on a pari passu basis with the Senior Secured Credit Facilities, on a first-

priority basis by substantially all of the tangible and intangible assets owned by the Company and guarantors that secure obligations under the Senior Secured Credit Facilities including pledges of capital stock of certain of the Company’s and the guarantor’s wholly-owned material subsidiaries (but limited to 65% of the voting stock of any foreign subsidiary), subject to certain thresholds, exceptions and permitted liens.

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

Financial Covenants

The Company currently estimates that its existing cash and cash equivalents will be sufficient to comply with minimum liquidity and financial covenant requirements under its debt covenants related to borrowings pursuant to the Senior Secured Revolving Credit Facility and Odeon Term Loan Facility, currently and through the next twelve months. The Company entered the Ninth Amendment pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant (the secured leverage ratio) applicable to the Senior Secured Revolving Credit Facility from March 31, 2021 to March 31, 2022, which was further extended by the Eleventh Amendment from March 31, 2022 to March 31, 2023, as described, and on the terms and conditions specified, therein. The Company is currently subject to minimum liquidity requirements of approximately $144 million, of which $100 million is required under the conditions for the Extended Covenant Suspension Period, as amended, under the Senior Secured Revolving Credit Facility, and £32.5 million (approximately $44 million) of which is required under the Odeon Term Loan Facility. Following the expiration of the Extended Covenant Suspension Period ending March 31, 2023, the Company will be subject to the financial covenant under the Senior Secured Revolving Credit Facility as of the last day of each quarter on which the aggregate principal amount of revolving loans, and letters of credit (excluding letters of credit that are cash collateralized) in excess of $25 million, outstanding under the Senior Secured Revolving Credit Facility exceeds 35% of the principal amount of commitments under the Senior Secured Revolving Credit Facility then in effect, beginning with the quarter ending June 30, 2023. The Company currently expects it will be able to comply with this financial covenant, however, the Company does not anticipate the need to borrow under the Senior Secured Revolving Credit Facility during the next twelve months. The Company’s liquidity needs thereafter will depend, among other things, on the timing of movie releases and its ability to generate cash from operations.

As of December 31, 2021, the Company was in a covenant suspension period under the Senior Secured Revolving Credit Facility and the Odeon Revolving Credit Facility as described above.

NOTE 9—STOCKHOLDERS’ EQUITY

Common Stock Rights and Privileges

Holders of Holdings’ Common Stock are entitled to one vote per share. Holders of Common Stock share ratably (based on the number of shares of Common Stock held) in any dividend declared by its board of directors, subject to any preferential rights of any outstanding preferred stock. The Common Stock is not convertible into any other shares of Holdings’ capital stock.

Common Stock Issuances

The Company entered into equity distribution agreements with sales agents to sell approximately 241.6 million and 90.9 million shares of the Company’s Common Stock, par value $0.01 per share, through “at-the-market” offering programs during the years ended December 31, 2021 and December 31, 2020, respectively. During the year ended December 31, 2021, the Company raised gross proceeds of approximately $1,611.8 million related to the “at-the-market” offering programs and paid fees to the sales agents of approximately $40.3 million and other fees of $0.8 million. During the year ended December 31, 2020, the Company raised gross proceeds of approximately $272.8 million related to the “at-the-market” offering programs and paid fees to the sales agents of approximately $8.1 million. The Company intends to use the net proceeds from the sale of the Common Stock pursuant to the equity distribution agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness or working capital, capital expenditures and other investments.

The gross proceeds raised from the “at-the-market” sale of Common Stock during the years ended December 31, 2021 and December 31, 2020, are summarized in the table below:

"At-the-market" Equity Distribution Agreement Dates	Sales Agents	Number of Class A common stock shares sold (in millions)	Gross Proceeds (in millions)
September 24, 2020	Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC	15.0	$56.1
October 20, 2020	Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC	15.0	41.6
November 10, 2020	Goldman Sachs & Co. LLC and B. Riley Securities, Inc.	20.0	61.4
December 11, 2020	Goldman Sachs & Co. LLC and B. Riley Securities, Inc. (1)	40.93	113.7
	Total year ended December 31, 2020	90.93	$272.8
December 11, 2020	Goldman Sachs & Co. LLC and B. Riley Securities, Inc. (1)	137.07	352.6
January 25, 2021	Goldman Sachs & Co. LLC and B. Riley Securities, Inc.	50.0	244.3
April 27, 2021	Goldman Sachs & Co. LLC, B. Riley Securities, Inc. and Citigroup Global Markets Inc. (2)	43.0	427.5
June 3, 2021	B. Riley Securities, Inc. and Citigroup Global Markets Inc.	11.55	587.4
	Total year ended December 31, 2021	241.62	$1,611.8
(1)	On December 11, 2020, the Company entered into an equity distribution agreement with Goldman Sachs & Co. LLC and B. Riley Securities, Inc., as sales agents to sell up to 178.0 million shares of the Company’s Common Stock, of which approximately 40.93 million shares of Common Stock were sold and settled during December 2020 and approximately 137.07 million shares of Common Stock were sold and settled during the year ended December 31, 2021.
(2)	Included in the Common Stock shares sold of 43.0 million was the reissuance of treasury stock shares of approximately 3.7 million shares. Upon the sales of treasury stock, the Company reclassified amounts recorded in treasury stock to additional paid-in capital of $37.1 million and loss of $19.3 million to retained earnings during the year ended December 31, 2021.

Common Stock Transaction Related to Exchange Offers

Certain backstop purchasers of the First Lien Notes due 2026 that participated in the Exchange Offer received five million common shares. See Note 8—Corporate Borrowings and Finance Lease Obligations for further information.

Common Stock Transactions with Mudrick

On June 1, 2021, the Company issued to Mudrick 8.5 million shares of the Company’s Common Stock and raised gross proceeds of $230.5 million and paid fees of approximately $0.1 million related to this transaction. The Company issued the shares in reliance on an exemption from registration provided by section 4(a)(2) of the Securities Act of 1933. The Company intends to use the proceeds from the share sale primarily for the pursuit of value creating acquisitions of theatre assets and leases, as well as investments to enhance the consumer appeal of its theatres. In addition, with these funds, the Company intends to continue exploring deleveraging opportunities.

On December 14, 2020, Mudrick received a total of 21,978,022 shares of the Company’s Common Stock; of which 8,241,758 shares relates to consideration received for a commitment fee and 13,736,264 shares as consideration received for (i) the commitment provided with respect to the First Lien Toggle Notes due 2026 and (ii) the Second Lien Exchange. See Note 8—Corporate Borrowings and Finance Lease Obligations for further information.

Class B Common Stock

On January 27, 2021, pursuant to the Stock Repurchase and Cancellation Agreement with Wanda dated as of September 14, 2018, and in connection with the Conversion of the Convertible Notes due 2026 into shares of the Company’s Common Stock by Silver Lake and certain co-investors, 5,666,000 shares of the Company’s Class B common stock held by Wanda were forfeited and cancelled.

On February 1, 2021, Wanda exercised their right to convert all outstanding Class B common stock of 46,103,784 to Common Stock thereby reducing the number of outstanding Class B common stock to zero, which resulted in the retirement of Class B common stock. The Third Amended and Restated Certificate of Incorporation of the Corporation provides that Class B common stock may not be reissued by the Company.

Dividends

Since April 24, 2020, the Company has been prohibited from making dividend payments in accordance with the covenant suspension conditions in its Credit Agreement (as defined in Note 8—Corporate Borrowings and Finance Lease Obligations). The following is a summary of dividends and dividend equivalents declared to stockholders during the year ended December 31, 2020:

			Amount per	Total Amount
			Share of	Declared
Declaration Date	Record Date	Date Paid	Common Stock	(In millions)
February 26, 2020	March 9, 2020	March 23, 2020	$0.03	$3.2

During the year ended December 31, 2020, the Company paid dividends and dividend equivalents of $6.5 million and accrued $0.4 million for the remaining unpaid dividends at December 31, 2020. The aggregate dividends paid for Common Stock, Class B common stock, and dividend equivalents were approximately $1.6 million, $1.6 million, and $3.3 million, respectively.

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

During the year ended December 31, 2019, the Company paid dividends and dividend equivalents of $84.1 million and accrued $2.3 million for the remaining unpaid dividends at December 31, 2019. The aggregate dividends paid for Common Stock, Class B common stock, and dividend equivalents were approximately $41.7 million, $41.4 million, and $1.0 million, respectively.

Related Party Transactions

As of December 31, 2021 and December 31, 2020, the Company recorded a receivable due from Wanda of $0 and $0.7 million, respectively, for reimbursement of general administrative and other expense incurred on behalf of Wanda. The Company recorded cost reductions for general and administrative services provided on behalf of Wanda of $0, $0.3 million and $0.4 million for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively. By the end of the first quarter of 2021, Wanda was no longer a related party of the Company.

On September 14, 2018, the Company entered into the Investment Agreement with Silver Lake, relating to the issuance to Silver Lake (or its designated affiliates) of $600.0 million principal amount of the Convertible Notes due 2024 and entered into an amended and restated investment agreement with Silver Lake, relating to the issuance of the Convertible Notes due 2026 on August 31, 2020. See Note 8—Corporate Borrowings and Finance Lease Obligations for information regarding the conversion of the $600.0 million principal amount of the Company’s Convertible Notes due 2026 into shares of the Company’s Common Stock in January 2021. As a result of the conversion, Silver Lake was no longer a related party of the Company.

Treasury Stock

On February 27, 2020, the Company announced that its Board of Directors authorized a share repurchase program for an aggregate purchase of up to $200.0 million shares of Common Stock. As of April 24, 2020, the Company is prohibited from making purchases under its authorized stock repurchase program in accordance with the covenant suspension conditions in its Credit Agreement (as defined in Note 8—Corporate Borrowings and Finance Lease Obligations). As of December 31, 2021, $200.0 million remained available for repurchase under this plan. A three-year time limit had been set for the completion of this program, expiring February 26, 2023.

Stock-Based Compensation

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan provides for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance stock units (“PSUs), stock awards, and cash performance awards. The maximum number of shares of Holdings’ Common Stock available for delivery pursuant to awards granted under the second amendment to the 2013 Equity Incentive Plan is 15 million shares. At December 31, 2021, the aggregate number of shares of Holdings’ Common Stock available for grant was 4,650,723 shares.

The following table presents the stock-based compensation expense recorded within general and administrative: other:

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2021	2020	2019
Board of director stock award expense	$0.9	$0.5	$0.5
Restricted stock unit expense	12.6	9.7	9.7
Performance stock unit expense	24.5	1.2	(5.8)
Special performance stock unit expense	5.1	14.0	—
Total stock-based compensation expense	$43.1	$25.4	$4.4

As of December 31, 2021, the estimated remaining unrecognized compensation cost related to stock-based compensation arrangements was approximately $16.7 million. The weighted average period over which this remaining compensation expense will be recognized is approximately 1.4 years. The Company accounts for forfeitures when they occur.

Awards Granted in 2021, 2020, and 2019 and Other Activity

AMC’s Board of Directors approved awards of stock, RSUs, and PSUs to certain of the Company’s employees and directors under the 2013 Equity Incentive Plan. During years 2021, 2020, and 2019, the grant date fair value of these awards was based on the closing price of AMC’s stock on the date of grant, which ranged from $1.73 to $15.13 per share. A dividend equivalent for restricted stock units and performance stock units equal to the amount paid in respect of one share of Common Stock underlying the unit began to accrue with respect to the unit on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the units. Each unit represents the right to receive one share of Common Stock at a future date.

The award agreements generally had the following features:

●	Board of Director Stock Award Agreement: The Company granted fully vested shares of Common Stock to its independent members of AMC’s Board of Directors during the years ended December 31, 2021, Decembers 31, 2020, and December 31, 2019 of 124,054, 77,090, and 32,464, respectively.
●	Restricted Stock Unit Award Agreement: The Company granted RSU awards of 2,687,813, 1,511,297, 730,167 to certain members of management during the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively. The Company records stock-based compensation expense on a straight-line recognition method over the requisite vesting period. Each RSU represents the right to receive one share of Common Stock at a future date. The RSUs granted during 2021, 2020, and 2019 vest over three years with 1/3 vesting in each year. These RSUs will be settled within 30 days of vesting.
●	Restricted Stock Unit Award Executive Agreement: During the year ended December 31, 2019, the Company granted RSU awards of 200,000 to an executive officer (“2019 RSU executive”) of the Company with one-half vesting on the first anniversary of employment on December 2, 2020 and the remaining one-half vesting ratably over a three year period ending on December 2, 2022. All unvested RSUs shall be forfeited upon termination of services. These RSUs will be settled within 30 days of vesting.
●	Restricted Stock Unit Named Executive Officer Award Agreement: During the year ended December 31, 2017, RSU awards of 129,214 units were granted to certain executive officers covered by Section 162(m) of the Internal Revenue Code. The RSUs vest over three years with 1/3 vesting each year if the cash flow from operating activities target was met. The vested RSUs will be settled within 30 days of vesting. The RSUs will be forfeited if AMC does not achieve a specified cash flow from operating activities target.
●	Performance Stock Unit Award Agreement: 2021 PSU Awards. On February 23, 2021, total PSUs of 2,687,813 were awarded (“2021 PSU award”) to certain members of management and executive officers, with the total PSUs divided into three separate year tranches, with each tranche allocated to a fiscal year within the performance period (“Tranche Year”). The PSUs within each Tranche Year are further divided between two performance targets; the Adjusted EBITDA performance target and free cash flow performance target. The 2021 PSU awards will vest based on achieving 80% to 120% of the performance targets, with the corresponding vested unit amount ranging from 50% to 200% (or 30% to 200% for PSU awards granted prior to year 2020). If the performance targets are met at 100%, the 2021 PSU awards will vest at 2,687,813 units in the aggregate. No PSUs will vest for each Tranche Year if the Company does not achieve 80% of the Tranche Year’s Adjusted EBITDA and free cash flow targets.

The Compensation Committee establishes the annual performance targets at the beginning of each year. Therefore, the grant date (and fair value measurement date) for each Tranche Year is the date at the beginning of each year when a mutual understanding of the key terms and conditions are reached per ASC 718, Compensation - Stock Compensation. The 2021 PSU award grant date fair value on February 23, 2021 for the 2021 Tranche Year award of 895,836 units was approximately $6.9 million, measured using performance targets at 100%. At December 31, 2021, the 2021 Tranche Year target performance conditions for both the annual Adjusted EBITDA and free cash flow were achieved at 200%.

November 3, 2021 modification. On November 3, 2021, based upon the recommendation of the Compensation Committee, the Board of Directors of the Company approved a modification to the PSUs for the awards granted in 2021 and 2020. The service condition modification included separating the vesting period subject to the participant’s continued employment through the end of the three-year cumulative period into three separate year service periods applicable to each tranche year. The Company accounted for the modification in accordance with ASC 718-20, Compensation-Stock Compensation, as a Type I modification (probable-to-probable) with no change to the fair value measurement of the awards.

2020 PSU Awards: During the year ended December 31, 2020, PSU awards of 1,436,297 were granted to certain members of management and executive officers, with three-year cumulative Adjusted EBITDA and free cash flow target conditions and service conditions, covering a performance period beginning January 1, 2020 and ending on December 31, 2022, prior to the service condition and performance condition modifications on November 3, 2021 and October 30, 2020, respectively.

2019 PSU Awards: During the year ended December 31, 2019, PSU awards of 730,167 were granted to certain members of management and executive officers, with three-year cumulative Adjusted EBITDA and diluted earnings per share performance target conditions and service conditions, covering a performance period beginning January 1, 2019 and ending on December 31, 2021, prior to the service condition and performance condition modifications on November 3, 2021 and October 30, 2020, respectively.

2018 PSU Awards: During the year ended December 31, 2018, PSU awards of 653,669 were granted to certain members of management and executive officers with three-year cumulative net profit, Adjusted EBITDA, and diluted earnings per share performance target conditions and service conditions, covering a performance period beginning January 1, 2018 and ending on December 31, 2020, prior to the performance condition modification on October 30, 2020.

October 30, 2020 modification. On October 30, 2020, based upon the recommendation of the Compensation Committee, the Board of Directors of the Company approved a modification to the PSUs for the awards granted in 2018, 2019, and 2020. The modification included separating the three-year cumulative performance targets into three separate year performance targets applicable to each tranche year. Due to the dramatic impact of the COVID-19 pandemic on the Company’s business, the Board of Directors waived attainment of the 2020 tranche year performance targets and established a vesting level for such PSUs at 90%. In addition, the service conditions were modified, and vesting is now subject to the participant’s continued employment through the end of the three-year cumulative period. The Company accounted for the modification in accordance with ASC 718-20, Compensation-Stock Compensation, as an exchange of the original award, that was not expected to vest, for a new award. The Company measured the fair value of the new award on the modification date, October 30, 2020, because the Company determined that achieving performance thresholds were probable for certain tranche awards.

2017 PSU Awards: During the year ended December 31, 2017, PSU awards were granted to certain members of management and executive officers with three-year cumulative net profit, Adjusted EBITDA, and diluted earnings per share performance target conditions and service conditions, covering a performance period beginning January 1, 2017 and ending on December 31, 2019. The performance conditions were not met as of December 31, 2019 and the Company reversed previously recorded expense of $5.8 million on these units during the year ended December 31, 2019.

●	Special Performance Stock Unit Executive Award Agreement: During the year ended December 31, 2019, a PSU market condition award of 300,000 was granted to an executive officer of the Company that would vest based upon achieving target prices for the Company’s Common Stock. This award was subsequently cancelled and replaced with the PSU market condition award granted on February 26, 2020.

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

As a result of the SPSU modification of market conditions, the incremental fair value amount assigned to the grant date fair value was approximately $7.3 million in accordance with ASC 718-20, Compensation-Stock Compensation. In January 2021, the market condition requirement for SPSUs was met as a result of exceeding the 20-day trailing volume weighted average stock price threshold target for tranche 5 and tranche 6 of $4 and $8, respectively. The stock-based compensation costs for SPSUs were recorded on a straight-line basis through October 30, 2021, which was the end of the service requirement period.

The following table represents the nonvested RSU and PSU activity for the years ended December 31, 2021, December 31, 2020 and December 31, 2019:

		Weighted
		Average
	Shares of RSU	Grant Date
	PSU and SPSU	Fair Value
Beginning balance at January 1, 2019	1,934,447	$21.50
Granted	1,960,334	12.89
Vested	(303,201)	21.76
Forfeited	(220,632)	17.17
Cancelled (1)	(100,855)	21.46
Beginning balance at January 1, 2020	3,270,093	$15.88
Granted	6,517,594	4.66
Vested	(2,472,375)	8.61
Forfeited	(1,020,122)	16.97
Cancelled (1)	(2,135,929)	7.22
Beginning balance at January 1, 2021 (2)	4,159,261	$5.51
Granted	5,089,234	7.70
Vested	(648,860)	2.82
Forfeited	(216,773)	10.74
Cancelled (1)	(541,129)	2.81
Nonvested at December 31, 2021 (3)	7,841,733	$7.19
Tranche Years 2022 and 2023 awarded under the 2021 PSU award with grant date fair values to be determined in years 2022 and 2023, respectively	1,778,471
Total Nonvested at December 31, 2021	9,620,204
(1)	Represents vested RSUs, PSUs, and SPSUs surrendered in lieu of taxes and cancelled awards returned to the 2013 Equity Incentive Plan.
(2)	Includes awards modified during 2020 where grant date fair value was not determined until 2021.
(3)	During January and February of 2022, participants vested in RSUs and PSUs, net of units surrendered in lieu of taxes, of 2,799,845 units. As a result, the Company paid taxes for restricted unit withholdings of approximately $52.2 million during the three months ended March 31, 2022.

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

The Company evaluates its deferred tax assets each period to determine if a valuation allowance is required based on whether it is “more likely than not” that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods on a federal, state and foreign jurisdiction basis. The Company conducts its evaluation by considering all available positive and negative evidence, including historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlooks for the U.S. motion picture and broader economy, among others. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2021 for each taxing jurisdiction. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections of future taxable income. For the year ended December 31, 2021, the Company remained in a cumulative loss over the past three-year period for the U.S. and international jurisdictions, with the exception of Norway and Finland.

The Company maintains a valuation allowance against U.S. deferred tax assets as well as international jurisdictions in which it operates, with the exception of Finland and Norway. During the first quarter of 2020, the severe impact of COVID-19 on operations in Germany and Spain caused the Company to conclude the realizability of deferred tax assets held in those jurisdictions does not meet the more likely than not standard. As such, a charge of $33.1 million and $40.1 million was recorded for Germany and Spain, respectively.

Cancellation of Debt Income. On July 31, 2020, the Company consummated previously announced private offers to exchange its Existing Subordinated Notes for newly issued Second Lien Notes due 2026. See Note 8—Corporate Borrowings and Finance Lease Obligations for further information. For US tax purposes the Company was required to recognize CODI on the difference between the face value of debt exchanged and the fair market value of the new debt issued. The Company recognized $1.2 billion of CODI for tax purposes for the year ended December 31, 2020.

IRS §108 provides relief from recognizing CODI as current taxable income to the extent that the tax paying legal entity is insolvent as defined by the US Tax Code. The Company determined that the level of its insolvency at July 31, 2020 exceeded the indicated amount of CODI resulting from the debt exchange. To the extent that an entity is insolvent, rather than recognize current taxable income, the entity may reduce its tax attributes including net operating losses, capital losses, tax credits, depreciable assets, investment in subsidiaries and other investments in the amount of the excluded CODI. The Company determined that $1.2 billion of its federal net operating losses would be eliminated as a result of the tax attribute reduction.

The actual effective rate for the year ended December 31, 2021 was 0.8%. The Company’s consolidated tax rate for the year ended December 31, 2021 differs from the U.S. statutory tax rate primarily due to the valuation allowances in U.S. and foreign jurisdictions, foreign tax rate differences, and federal and state tax credits, partially offset by state income taxes and permanent differences related to interest, compensation, and other discrete items. No tax impact was recorded on the $2,306.4 million goodwill impairment charge incurred during the year ended December 31, 2020, as the portion impaired was permanently non-deductible. At December 31, 2021 and December 31, 2020, the Company has recorded net deferred tax liabilities of $30.7 million and of $40.2 million, respectively.

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

The income tax provision (benefit) reflected in the consolidated statements of operations consists of the following components:

	Year Ended
(In millions)	December 31, 2021	December 31, 2020	December 31, 2019
Current:
Federal	$—	$0.1	$(0.1)
Foreign	1.3	(0.1)	8.4
State	(3.9)	(4.1)	2.9
Total current	(2.6)	(4.1)	11.2
Deferred:
Federal	(3.8)	2.7	(4.2)
Foreign	(2.1)	57.6	(42.8)
State	(1.7)	3.7	13.3
Total deferred	(7.6)	64.0	(33.7)
Total provision (benefit)	$(10.2)	$59.9	$(22.5)

Pre-tax losses consisted of the following:

	Year Ended
(In millions)	December 31, 2021	December 31, 2020	December 31, 2019
Domestic	$(1,029.5)	$(3,036.4)	$(165.1)
Foreign	(250.5)	(1,493.1)	(6.5)
Total	$(1,280.0)	$(4,529.5)	$(171.6)

The difference between the effective tax rate on net loss from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

	Year Ended
(In millions)	December 31, 2021	December 31, 2020	December 31, 2019
Income tax expense (benefit) at the federal statutory rate	$(268.8)	$(951.2)	$(36.0)
Effect of:
State income taxes	(46.9)	(89.5)	(7.2)
Increase in reserve for uncertain tax positions	(3.3)	(1.9)	8.4
Federal and state credits	(2.3)	(3.6)	(6.5)
Permanent items - goodwill impairment	—	456.3	—
Permanent items - other	(3.1)	13.2	(6.6)
Foreign rate differential	4.3	19.7	11.8
Other	(5.0)	1.7	(10.6)
Impact of UK tax rate change	(34.3)	—	—
Valuation allowance	349.2	615.2	24.2
Income tax expense (benefit)	$(10.2)	$59.9	$(22.5)
Effective income tax rate	0.8%	(1.3)%	13.1%

The significant components of deferred income tax assets and liabilities as of December 31, 2021 and December 31, 2020 are as follows:

	December 31, 2021		December 31, 2020
	Deferred Income Tax		Deferred Income Tax
(In millions)	Assets	Liabilities	Assets	Liabilities
Tangible assets	$—	$(131.7)	$—	$(179.7)
Right-of-use assets	—	(1,023.4)	—	(1,043.1)
Accrued liabilities	17.1	—	24.2	—
Intangible assets	—	(111.9)	—	(105.0)
Receivables	7.8	—	8.5	—
Investments	51.8	—	55.7	—
Capital loss carryforwards	1.6	—	1.2	—
Pension and deferred compensation	23.3	—	15.4	—
Corporate borrowings	35.2	—	42.0	—
Disallowed interest	170.6	—	32.3	—
Deferred revenue	180.6	—	193.3	—
Lease liabilities	1,304.9	—	1,294.3	—
Finance lease obligations	1.2	—	1.6	—
Other credit carryovers	25.4	—	19.6	—
Other comprehensive income	—	—	—	(1.1)
Net operating loss carryforwards	530.9	—	365.5	—
Total	$2,350.4	$(1,267.0)	$2,053.6	$(1,328.9)
Less: Valuation allowance	(1,114.1)	—	(764.9)	—
Net deferred income taxes	$1,236.3	$(1,267.0)	$1,288.7	$(1,328.9)

A rollforward of the Company’s valuation allowance for deferred tax assets is as follows:

		Additions	Charged
	Balance at	Charged	(Credited)
	Beginning of	to	to Other	Balance at
(In millions)	Period	Expenses(1)	Accounts(2)	End of Period
Calendar Year 2021
Valuation allowance-deferred income tax assets	$764.9	349.2	—	$1,114.1
Calendar Year 2020
Valuation allowance-deferred income tax assets	$312.8	615.2	(163.1)	$764.9
Calendar Year 2019
Valuation allowance-deferred income tax assets	$323.6	24.2	(35.0)	$312.8
(1)	The 2021 valuation allowance primarily relates to the Company’s increase in the current year’s federal, state and international net operating losses, for which no benefit has been recognized.
(2)	Primarily relates to amounts resulting from the Company’s changes in deferred tax assets and associated valuation allowance that are not related to income statement activity as well as amounts charged to other comprehensive income. In 2019, this includes $(28.6) million of valuation allowance associated with the sale of the Austria theatres.

The Company has federal income tax net operating loss carryforwards of $1,185.5 million. Approximately $320.6 million will begin to expire in 2022, and will completely expire in 2036, and will be limited annually due to certain change in ownership provisions of the Internal Revenue Code. Approximately $864.9 million can be used indefinitely. The Company’s foreign net operating losses of $898.4 million can be used indefinitely except for approximately $10.8 million, which will expire in various amounts between years 2022 and 2033. The Company also has state income tax loss carryforwards of $1,678.6 million. Approximately $1,192.4 million may be used over various periods ranging from 1 to 20 years. Approximately $486.2 million can be used indefinitely.

A reconciliation of the change in the amount of unrecognized tax benefits was as follows:

	Year Ended
(In millions)	December 31, 2021	December 31, 2020	December 31, 2019
Balance at beginning of period	$33.5	$31.0	$22.0
Gross increases—current period tax positions	—	4.8	10.5
Gross decreases—prior period tax positions	(22.5)	(1.3)	(1.5)
Gross decreases—settlements with authorities	(2.2)	—	—
Gross decreases—expiration of statute of limitations	(0.5)	(1.0)	—
Balance at end of period	$8.3	$33.5	$31.0

The Company recognizes income tax-related interest expense and penalties as income tax expense and general and administrative expense, respectively. No interest expense or penalties related to federal uncertain tax positions have been recognized for the years ended December 31, 2021, December 31, 2020, and December 31, 2019.

The Company analyzed and reviewed state uncertain tax positions to determine the necessity of accruing interest and penalties. For the year ended December 31, 2021, the Company recognized $0.6 million of interest expense and $0.4 million of penalties. For the year ended December 31, 2020, the Company recognized $1.1 million of interest expense and $0.5 million of penalties. The total amount of accrued interest and penalties for state uncertain tax positions at December 31, 2021 and December 31, 2020 was $0 and $1.6 million, respectively.

The total amount of net unrecognized tax benefits at December 31, 2021 and December 31, 2020 that would impact the effective tax rate, if recognized, would be $0.3 million and $6.9 million, respectively. The Company believes that it is reasonably possible that approximately $0.2 million of its unrecognized tax positions related to state taxes may be recognized by the end of 2022 as a result of settlements or the expiration of statute of limitations.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. An IRS examination of the tax year March 29, 2012 was settled in 2021 resulting in additional federal and state net operating losses (“NOLs”). Generally, tax years beginning after December 31, 2001 are still open to examination by various taxing authorities. Additionally, as discussed above, the Company has NOL carryforwards for tax years ended December 31, 2002 through December 31, 2021, in the U.S. and various state jurisdictions which have carryforwards of varying lengths of time. These NOLs are subject to adjustment based on the statute of limitations applicable to the return in which they are utilized, not the year in which they are generated. Various state, local and foreign income tax returns are also under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its consolidated financial statements.

Utilization of the Company’s net operating loss carryforwards, disallowed business interest carryforward and other tax attributes became subject to the Section 382 ownership change limitation due to changes in our stock ownership on January 29, 2021. Management believes the Company’s ability to utilize these tax attributes has not been significantly limited by this event.

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

On January 12, 2018 and January 19, 2018, two putative federal securities class actions, captioned Hawaii Structural Ironworkers Pension Trust Fund v. AMC Entertainment Holdings, Inc., et al., Case No. 1:18-cv-00299-AJN (the “Hawaii Action”), and Nichols v. AMC Entertainment Holdings, Inc., et al., Case No. 1:18-cv-00510-AJN (the “Nichols Action,” and together with the Hawaii Action, the “Actions”), respectively, were filed against the Company in the U.S. District Court for the Southern District of New York. The Actions, which name certain of the Company’s officers and directors and, in the case of the Hawaii Action, the underwriters of the Company’s February 8, 2017 secondary public offering, as defendants, assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) with respect to alleged material misstatements and omissions in the registration statement for the secondary public offering and in certain other public disclosures. On May 30, 2018, the court consolidated the Actions. On January 22, 2019, defendants moved to dismiss the Second Amended Class Action Complaint. On September 23, 2019, the court granted the motion to dismiss in part and denied it in part. On March 2, 2020, plaintiffs moved to certify the purported class. On March 30, 2021, the court granted the motion to certify the class. On September 2, 2021, the parties reached an agreement in principle to resolve the Actions for $18.0 million. The Company agreed to the settlement and the payment of the settlement amount to eliminate the distraction, burden, expense, and uncertainty of further litigation. The Company and the other defendants continue to expressly deny any liability or wrongdoing with respect to the matters alleged in the Actions. On November 1, 2021, the parties to the Actions signed a stipulation of settlement, which memorialized the terms of the agreement in principle, and which the plaintiffs filed with the court. Also on November 1, 2021, plaintiffs filed a motion to preliminarily approve the settlement. On November 8, 2021, the court preliminarily approved the settlement, approved the form of notice to be disseminated to class members, and scheduled a final fairness hearing on the settlement for February 10, 2022. On February 14, 2022, the court issued a final judgment approving the settlement and dismissing the action.

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

On October 2, 2019, a stockholder derivative complaint, captioned Kenna v. Aron, et al., Case No. 1:19-cv-09148-AJN (the “Kenna Action”), was filed in the U.S. District Court for the Southern District of New York. The parties filed a joint stipulation to stay the action, which the court granted on October 17, 2019. On April 20, 2020, the plaintiff filed an amended complaint. The Kenna Action asserts claims under Sections 10(b), 14(a), and 21D of the Exchange Act and for breaches of fiduciary duty and unjust enrichment based on allegations substantially similar to the Actions and the Gantulga Action. The stay was lifted as of February 9, 2022.

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

On April 7, 2020, a stockholder derivative complaint, captioned Dinkevich v. Aron, et al., Case No. 1:20-cv-02870-AJN (the “Dinkevich Action”), was filed in the U.S. District Court for the Southern District of New York. The Dinkevich Action asserts the same claims as the Manuel Action based on allegations substantially similar to the Actions, the Gantulga Action, the Kenna Action, and the Manuel Action. The parties filed a joint stipulation to stay the action, which was granted on June 25, 2020. On January 11, 2022, the court lifted the stay.

On September 23, 2021, a stockholder derivative complaint, captioned Lyon v. Aron, et al., Case No. 1:21-cv-07940-AJN (the “Lyon Action”), was filed in the U.S. District Court for the Southern District of New York against certain of the Company’s current and former officers and directors. The Lyon Action asserts claims for contribution and indemnification under the Exchange Act and for breaches of fiduciary duty, waste of corporate assets, and unjust enrichment/constructive trust based on allegations substantially similar to the Actions, the Gantulga Action, the Kenna Action, the Manuel Action, and the Dinkevich Action. On January 14, 2022, defendants moved to dismiss the complaint.

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

Recurring Fair Value Measurements. The following tables summarize the fair value hierarchy of the Company’s financial assets carried at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2021 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Money market mutual funds	$0.5	$0.5	$—	$—
Investments measured at net asset value(1)	12.4	—	—	—
Total assets at fair value	$12.9	$0.5	$—	$—

		Fair Value Measurements at December 31, 2020 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Money market mutual funds	$1.1	$1.1	$—	$—
Investments measured at net asset value(1)	10.6	—	—	—
Marketable equity securities:
Investment in NCM	5.2	5.2	—	—
Total assets at fair value	$16.9	$6.3	$—	$—
(1)	The investments relate to non-qualified deferred compensation arrangements on behalf of certain members of management. The Company has an equivalent liability for this related-party transaction recorded in other long-term liabilities for the deferred compensation obligation. The plan was terminated on May 3, 2021 and will be liquidated in 2022.

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

Nonrecurring Fair Value Measurements. The following fair value hierarchy tables summarize the Company’s assets that were written down to their fair value on a nonrecurring basis:

		Fair Value Measurements at December 31, 2021 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs	Total
(In millions)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)	Losses
Property, net:
Property net	$22.8	$—	$—	$22.8	$21.8
Operating lease right-of-use assets, net
Operating lease right-of-use assets, et	99.2	—	—	99.2	53.4
Other long-term assets
Property owned, net	2.0	—	—	2.0	2.0
Total	$124.0	$—	$—	$124.0	$77.2

			Fair Value Measurements Using
				Significant other	Significant
		Total Carrying	Quoted prices in	observable	unobservable
		Value at	active market	inputs	inputs	Total
(In millions)	Measurement Date	Measurement Date	(Level 1)	(Level 2)	(Level 3)	Losses
Property, net:
Property net	March 31, 2020	$40.5	$—	$—	$40.5	$30.9
Property net	September 30, 2020	14.3	—	—	14.3	8.5
Property net	December 31, 2020	25.4	—	—	25.4	20.7
Operating lease right-of-use assets
Operating lease right-of-use assets	March 31, 2020	124.0	—	—	124.0	60.4
Operating lease right-of-use assets	September 30, 2020	56.8	—	—	56.8	19.6
Operating lease right-of-use assets	December 31, 2020	69.0	—	—	69.0	37.8
Intangible assets, net
Definite-lived intangible assets	March 31, 2020	6.6	—	—	6.6	8.0
Indefinite-lived intangible assets	March 31, 2020	50.3	—	—	50.3	8.3
Definite-lived intangible assets	September 30, 2020	—	—	—	—	6.4
Indefinite-lived intangible assets	September 30, 2020	43.8	—	—	43.8	4.6
Indefinite-lived intangible assets	December 31, 2020	44.0	—	—	44.0	2.3
Goodwill
Goodwill	March 31, 2020	2,938.0	—	—	2,938.0	1,744.3
Goodwill	September 30, 2020	2,874.4	—	—	2,874.4	156.8
Goodwill	December 31, 2020	2,547.3	—	—	2,547.3	405.3
Other long-term assets
Cost method investments	March 31, 2020	—	—	—	—	7.2
Cost method investments	December 31, 2020	11.3	—	—	11.3	8.7
Equity method investments	December 31, 2020	17.2	—	—	17.2	8.6
Total		$8,862.9	$—	$—	$8,862.9	$2,538.4

Valuation Techniques. There is considerable management judgment with respect to cash flow estimates and appropriate discount rates to be used in determining fair value, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy. Such judgments and estimates include estimates of future attendance, revenues, cash flows, rent relief, cost savings, capital expenditures, and the cost of capital, among others. At December 31, 2021, related cash flows were discounted at 10.0% for the Domestic Theatres and 11.5% for the International Theatres, at December 31, 2020, related cash flows were discounted at 11.0% for Domestic Theatres and 12.5% for International Theatres, at September 30, 2020, related cash flows were discounted at 12.0% for Domestic Theatres and 13.0% for International Theatres, and at March 31, 2020, related cash flows were discounted at 11.5% for Domestic Theatres and 13.0% for International Theatres. The Company used a long-term growth rate input of 1.0%, except for the March 31, 2020 measurement date, which the Company used a long-term growth rate input of 2.0%. These estimates determine whether impairments have been incurred and quantify the amount of any related impairment charge.

To estimate fair value of the Company’s indefinite-lived trade names, the Company employed a derivation of the Income Approach known as the Royalty Savings Method. The Royalty Savings Method values an intangible asset by estimating the royalties saved through ownership of the asset. The Company applied royalty rates of 0.5% for AMC and Odeon trade names and 1.0% for Nordic trade names to the related theatre revenues on an after-tax basis using effective tax rates. At December 31, 2020, related cash flows were discounted at 12.0% for AMC and 13.5% for Odeon and

Nordic, at September 30, 2020, related cash flows were discounted at 13.0% for AMC and 14.0% for Odeon and Nordic, and at March 31, 2020, related cash flows were discounted at 12.5% for AMC and 14.0% for Odeon and Nordic.

The Company performed the Step 1 quantitative goodwill impairment test as of March 31, 2020, September 30, 2020, and December 31, 2020. In performing the Step 1 quantitative goodwill impairment test, the Company used an enterprise value approach to measure fair value of the reporting units. In calculating the fair value of our Domestic Theatres and International Theatres reporting units by use the income approach for enterprise valuation methodology, which utilizes discounted cash flows. The income approach provides an estimate of fair value by measuring estimated annual cash flows over a discrete projection period and applying a present value discount rate to the cash flows. The present value of the cash flows is then added to the present value equivalent of the residual value of the business to arrive at an estimated fair value of the reporting unit. At December 31, 2020, related cash flows were discounted at 11.0% for Domestic Theatres and 12.5% for International Theatres, at September 30, 2020, related cash flows were discounted at 12.0% for Domestic Theatres and 13.0% for International Theatres, and at March 31, 2020, related cash flows were discounted at 11.5% for Domestic Theatres and 13.0% for International Theatres. The Company used a long-term growth rate input of 1.0%, except for the March 31, 2020 measurement date, which the Company used a long-term growth rate input of 2.0%.

Other Fair Value Measurement Disclosures. The following tables summarize the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at December 31, 2021 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$20.0	$—	$18.1	$—
Corporate borrowings	5,408.0	—	4,263.5	681.4

		Fair Value Measurements at December 31, 2020 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$20.0	$—	$12.9	$—
Corporate borrowings	5,695.8	—	2,485.9	278.0

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

NOTE 13—OPERATING SEGMENTS

The Company reports information about operating segments in accordance with ASC 280-10, Segment Reporting, which requires financial information to be reported based on the way management organizes segments within a company for making operating decisions and evaluating performance. The Company has identified two reportable segments and reporting units for its theatrical exhibition operations, U.S. markets and International markets. The International markets reportable segment has operations in or partial interest in theatres in the United Kingdom, Germany, Spain, Italy, Ireland, Portugal, Sweden, Finland, Norway, Denmark, and Saudi Arabia. The Company divested of its interest in Estonia, Latvia, and Lithuania operations, see Note 1—The Company and Significant Accounting Policies for further information on the Baltics theatre sale. Operations located in Austria were sold during the first quarter of 2019. Each segment’s revenue is derived from admissions, food and beverage sales and other ancillary revenues, primarily screen advertising, AMC Stubs® membership fees and other loyalty programs, ticket sales, gift card income and exchange ticket income. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company does not report asset information by segment because that information is not used to evaluate the performance of or allocate resources between segments.

Below is a breakdown of select financial information by reportable operating segment:

	Year Ended
Revenues (In millions)	December 31, 2021	December 31, 2020	December 31, 2019
U.S. markets	$1,875.8	$826.7	$4,023.2
International markets	652.1	415.7	1,447.8
Total revenues	$2,527.9	$1,242.4	$5,471.0

	Year Ended
Adjusted EBITDA (In millions)	December 31, 2021	December 31, 2020	December 31, 2019
U.S. markets	$(250.6)	$(768.2)	$575.6
International markets	(41.1)	(231.0)	195.8
Total Adjusted EBITDA	$(291.7)	$(999.2)	$771.4
(1)	The Company presents Adjusted EBITDA as a supplemental measure of its performance. The Company defines Adjusted EBITDA as net earnings (loss) plus (i) income tax provision (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of the Company’s ongoing operating performance and to include attributable EBITDA from equity investments in theatre operations in International markets and any cash distributions of earnings from its other equity method investees. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, which is consistent with how Adjusted EBITDA is defined in the Company’s debt indentures.

	Year Ended
Capital Expenditures (In millions)	December 31, 2021	December 31, 2020	December 31, 2019
U.S. markets	$63.9	$109.9	$369.4
International markets	28.5	63.9	148.7
Total capital expenditures	$92.4	$173.8	$518.1

Financial information about geographic area is as follows:

	Year Ended
Revenues (In millions)	December 31, 2021	December 31, 2020	December 31, 2019
United States	$1,875.8	$826.7	$4,023.2
United Kingdom	283.6	127.9	500.4
Spain	81.8	52.1	200.3
Sweden	82.3	63.2	177.5
Italy	57.5	47.5	200.0
Germany	54.4	38.2	135.0
Finland	49.1	43.4	103.0
Ireland	16.9	9.3	37.9
Other foreign countries	26.5	34.1	93.7
Total	$2,527.9	$1,242.4	$5,471.0

	As of	As of
Long-term assets, net (In millions)	December 31, 2021	December 31, 2020
U.S. markets	$6,434.5	$6,895.3
International markets	2,516.7	2,894.1
Total long-term assets (1)	$8,951.2	$9,789.4
(1)	Long-term assets are comprised of property, operating lease right-of-use assets, intangible assets, goodwill, deferred tax asset, net and other long-term assets.

The following table sets forth a reconciliation of net loss to Adjusted EBITDA:

	Year Ended
(In millions)	December 31, 2021	December 31, 2020	December 31, 2019
Net loss	$(1,269.8)	$(4,589.4)	$(149.1)
Plus:
Income tax provision (benefit) (1)	(10.2)	59.9	(22.5)
Interest expense	458.1	356.9	340.8
Depreciation and amortization	425.0	498.3	450.0
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill (2)	77.2	2,513.9	84.3
Certain operating expense (income) (3)	0.2	(9.4)	14.8
Equity in (earnings) loss of non-consolidated entities (4)	(11.0)	30.9	(30.6)
Cash distributions from non-consolidated entities (5)	12.5	17.4	35.8
Attributable EBITDA (6)	3.7	0.2	5.0
Investment expense (income)	(9.2)	10.1	(16.0)
Other expense (income) (7)	(0.1)	66.9	13.3
Other non-cash rent expense (benefit) (8)	(24.9)	(4.9)	25.7
General and administrative — unallocated:
Merger, acquisition and other costs (9)	13.7	24.6	15.5
Stock-based compensation expense (10)	43.1	25.4	4.4
Adjusted EBITDA	$(291.7)	$(999.2)	$771.4
(1)	For information regarding the income tax provision (benefit), see Note 10—Income Taxes.
(2)	During the year ended December 31, 2021, the Company recorded non-cash impairment charges related to its long-lived assets of $61.3 million on 77 theatres in the U.S. markets with 805 screens which were related to property, net, operating lease right-of-use assets, net and other long-term assets and $15.9 million on 14 theatres in the International markets with 118 screens which were related to property, net and operating lease right-of-use assets, net.

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

(3)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens, including the related accretion of interest, non-cash deferred digital equipment rent expense, and disposition of assets and other non-operating gains or losses included in operating expenses. The Company has excluded these items as they are non-cash in nature or are non-operating in nature.
(4)	Equity in (earnings) loss of non-consolidated entities primarily consisted of equity in earnings (loss) from DCIP of $12.2 million, $(14.5) million and $25.4 million, during the year ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively. In addition, the Company recorded impairment losses in the International markets during the year ended December 31, 2020 related to equity method investments of $8.6 million in equity in (earnings) loss of non-consolidated entities.
(5)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. The Company believes including cash distributions is an appropriate reflection of the contribution of these investments to the Company’s operations.
(6)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of the Company’s equity in (earnings) loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where the Company holds a significant market share, the Company believes attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. The Company also provides services to these theatre operators including information technology systems, certain on-screen advertising services and the Company’s gift card and package ticket program.

	Year Ended
(In millions)	December 31, 2021	December 31, 2020	December 31, 2019
Equity in (earnings) loss of non-consolidated entities	$(11.0)	$30.9	$(30.6)
Less:
Equity in (earnings) loss of non-consolidated entities excluding International theatre joint ventures	(13.5)	27.4	(29.2)
Equity in earnings (loss) of International theatre joint ventures	(2.5)	(3.5)	1.4
Income tax expense	0.3	0.1	0.4
Investment income	(0.1)	(0.4)	(0.7)
Interest expense	0.2	0.1	—
Depreciation and amortization	5.6	3.2	3.4
Other expense	0.2	0.7	0.5
Attributable EBITDA	$3.7	$0.2	$5.0

(7)	Other expense (income) during the year ended December 31, 2021, primarily consisted of a loss on debt extinguishment of $14.4 million and financing fees of $1.0 million, partially offset by income related to the foreign currency transaction gains of $(9.8) million and contingent lease guarantees of $(5.7) million.

Other expense (income) for the year ended December 31, 2020 included a loss of $109.0 million related to the fair value adjustments of the Company’s derivative liability and derivative asset for the Convertible Notes, financing fees related to the Exchange Offer of $39.3 million, and credit losses related to contingent lease guarantees of $15.0 million, partially offset due to a gain on extinguishment of the Second Lien Notes due 2026 of $(93.6) million.

During the year ended December 31, 2019, the Company recorded a loss on repayment of indebtedness of $16.6 million and the financing related foreign currency transaction losses, partially offset by a gain of $5.8 million as a result of the decrease in fair value of its derivative liability and asset for the Convertible Notes.

(8)	Reflects amortization of certain intangible assets reclassified from depreciation and amortization to rent expense due to the adoption of ASC 842, Leases and deferred rent benefit related to the impairment of right-of-use operating lease assets.
(9)	Merger, acquisition and other costs are excluded as they are non-operating in nature.
(10)	Non-cash or non-recurring expense included in general and administrative: other.

NOTE 14—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the change in accumulated other comprehensive income (loss) by component:

	Foreign
(In millions)	Currency	Pension Benefits	Total
Balance December 31, 2019	$(8.8)	$(17.3)	$(26.1)
Other comprehensive income (loss) before reclassifications	67.0	(4.1)	62.9
Amounts reclassified from accumulated other comprehensive loss	1.9	—	1.9
Balance December 31, 2020	$60.1	$(21.4)	$38.7
Other comprehensive income (loss)	(78.7)	12.3	(66.4)
Realized loss on foreign currency transactions reclassified into investment expense (income)	(0.4)	—	(0.4)
Balance December 31, 2021	$(19.0)	$(9.1)	$(28.1)

The tax effects allocated to each component of other comprehensive income (loss) is as follows:

	Year Ended
	December 31, 2021			December 31, 2020			December 31, 2019
		Tax			Tax			Tax
	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax
(In millions)	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized foreign currency translation adjustment	$(78.9)	$—	$(78.9)	$66.8	$0.2	$67.0	$(18.3)	$1.8	$(16.5)
Realized gain (loss) on foreign currency transactions, net of tax	(0.9)	0.5	(0.4)	1.9	—	1.9	0.5	—	0.5
Pension and other benefit adjustments:
Net gain (loss) arising during the period, net of tax	13.0	(0.7)	12.3	(4.1)	—	(4.1)	(16.1)	0.6	(15.5)
Equity method investee's cash flow hedge:
Unrealized net holding loss arising during the period	—	—	—	—	—	—	(0.1)	—	(0.1)
Other comprehensive income (loss)	$(66.8)	$(0.2)	$(67.0)	$64.6	$0.2	$64.8	$(34.0)	$2.4	$(31.6)

NOTE 15—LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share includes the effects of unvested RSUs with a service condition only and unvested contingently issuable RSUs and PSUs that have service and performance conditions, if dilutive. Diluted loss per share for the years ended December 31, 2020 and December 31, 2019 also includes potential dilutive shares from the conversion feature of the Convertible Notes due 2026, if dilutive.

The following table sets forth the computation of basic and diluted loss per common share:

	Year Ended	Year Ended	Year Ended
(In millions)	December 31, 2021	December 31, 2020	December 31, 2019
Numerator:
Net loss for basic loss per share attributable to AMC Entertainment Holdings, Inc.	$(1,269.1)	$(4,589.1)	$(149.1)
Net loss for diluted loss per share attributable to AMC Entertainment Holdings, Inc.	$(1,269.1)	$(4,589.1)	$(149.1)

Denominator (shares in thousands):
Weighted average shares for basic loss per common share	477,410	117,212	103,832
Weighted average shares for diluted loss per common share	477,410	117,212	103,832
Basic loss per common share:	$(2.66)	$(39.15)	$(1.44)
Diluted loss per common share:	$(2.66)	$(39.15)	$(1.44)

Vested RSUs, PSUs, and SPSUs have dividend rights identical to the Company’s Common Stock and are treated as outstanding shares for purposes of computing basic and diluted earnings per share. For the year ended December 31, 2021, December 31, 2020, and December 31, 2019, unvested RSUs of 2,247,625, 1,131,333, and 1,377,992, respectively, were not included in the computation of diluted earnings (loss) per share because they would be anti-dilutive.

Unvested PSUs and SPSUs are subject to performance and market conditions, respectively, and are included in diluted earnings per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the Company’s 2013 Equity Incentive Plan if the end of the reporting period were the end of the contingency period. Unvested PSUs of 0, 649,209 and 477,630 for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively, and unvested SPSUs of 578,328 at the minimum market condition for the year ended December 31, 2020, were not included in the computation of diluted loss per share because they would not be issuable if the end of the reporting period were the end of the contingency period or they would be anti-dilutive.

On January 29, 2021, the $600.0 million principal amount of the Company’s Convertible Notes due 2026 were converted into the Company’s Common Stock at a conversion price of $13.51 per share and resulted in the issuance of 44,422,860 shares. For both the years ended December 31, 2020 and December 31, 2019, the Company used the if-converted method for calculating any potential dilutive effect of the Convertible Notes that were issued on September 14, 2018. The Company has not adjusted net loss for the year ended December 31, 2020 and December 31, 2019 to eliminate the interest expense of $31.8 million and $32.6 million, respectively, and the loss (gain) for the derivative liability related to the Convertible Notes of $89.4 million and $(23.5) million, respectively, in the computation of diluted loss per share because the effects would be anti-dilutive. The Company has not included in diluted weighted average shares approximately 35.5 million and 31.7 million shares issuable upon conversion for the years ended December 31, 2020 and December 31, 2019, respectively, as the effects would be anti-dilutive.

NOTE 16—SUBSEQUENT EVENTS

First Lien Senior Secured Notes due 2029. On February 14, 2022, the Company issued $950.0 million aggregate principal amount of its 7.5% First Lien Senior Secured Notes due 2029 (“First Lien Notes due 2029”). The First Lien Notes due 2029 bear cash interest at a rate of 7.5% per annum payable semi-annually in arrears on February 15 and August 15, beginning on August 15, 2022. The First Lien Notes due 2029 are guaranteed on a senior secured basis by each of the Company’s subsidiaries that guarantees indebtedness under the Company’s Senior Secured Credit

Facilities and existing secured notes. The Company used the net proceeds from the sale of the notes, and cash on hand, to fund the full redemption of the $500 million aggregate principal amount of the First Lien Notes due 2025, the $300 million aggregate principal amount of the First Lien Notes due 2026, and $73.5 million aggregate principal amount of the First Lien Toggle Notes due 2026 and to pay related accrued interest, fees, costs, premiums and expenses. The Company estimates it will record a loss on debt extinguishment related to this transaction of approximately $135 million in other expense in 2022.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A. Controls and Procedures.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) of the Exchange Act. With management’s participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of December 31, 2021, based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021. The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report in Item 8 of Part II of this Annual Report on Form 10-K.

(c)	Changes in internal control over financial reporting.

The Company has not experienced any material impact to its internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the COVID-19 pandemic. Most of the Company’s employees worked remotely during the period in which we prepared these financial statements due to the impact of COVID-19. The Company enhanced its oversight and monitoring during the close and reporting process and assessed frequency of controls to align with decreased or no volume of transactions occurring during the suspension of theatre operations. Other than enhancing Company’s oversight and monitoring processes, the Company did not alter or compromise its disclosure controls and procedures. The Company is continually monitoring and assessing the need to modify or enhance its disclosure controls to ensure disclosure controls and procedures continue to be effective. There were no changes in its internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

For information with respect to the executive officers of the Company, see “Information about our Executive Officers” included as a separate item at the end of Part I, Item 1 of this Report.

All other information called for by this item is hereby incorporated herein by reference to the relevant information under the headings “Proposal 2 - Election of Directors”, “Delinquent Section 16(A) Reports”, and “Corporate Governance” in our definitive proxy statement on Schedule 14A in connection with our 2022 Annual Meeting of Stockholders, to be filed within 120 days after December 31, 2021 (the “Proxy Statement”).

Item 11.   Executive Compensation.

The information called for by this item is set forth under the headings “Executive Compensation”, “Compensation Committee Report on Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Policies and Practices as They Relate to Risk Management”, “Director Compensation” and “Compensation Discussion and Analysis” in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information” in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is set forth under the headings “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services.

The information called for by this item is set forth under the headings “Principal Accountant Fees and Services” and “Audit Committee Pre-Approval Policy” in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

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

3.1(c)

Certificate of Retirement of 24,057,143 Shares of Class B Common Stock of AMC Entertainment Holdings, Inc., dated as of November 1, 2018 (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 8, 2018).

3.1(d)

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

3.2(c)

Third Amendment to the Third Amended and Restated Bylaws of AMC Entertainment Holdings, Inc. effective as of May 4, 2021 (incorporated by reference from Exhibit 3.1(d) to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on May 6, 2021).

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

4.1(f)

Third Amendment to Credit Agreement, dated as of May 9, 2017, by and among AMC Entertainment Holdings, Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Citicorp North America, Inc., as administrative agent (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 1-33892) filed on May 11, 2017).

4.1(g)

Fourth Amendment to Credit Agreement, dated as of June 13, 2017, by and among AMC Entertainment Holdings, Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Citicorp North America, Inc., as administrative agent (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 1-33892) filed on June 13, 2017).

4.1(h)

Fifth Amendment to Credit Agreement, dated as of August 14, 2018, by and among AMC Entertainment Holdings, Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Citicorp North America, Inc., as administrative agent (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on August 7, 2018).

4.1(i)

Sixth Amendment to Credit Agreement, dated as of April 22, 2019, by and among AMC Entertainment Holdings, Inc., as borrower, the lenders party thereto and Citicorp North America, Inc., as administrative agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on April 25, 2019).

4.1(j)

Seventh Amendment to Credit Agreement, dated as of April 23, 2020, by and among AMC Entertainment Holdings, Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Citicorp North America, Inc., as administrative agent (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on April 24, 2020).

4.1(k)

Eighth Amendment to the Credit Agreement, dated as of July 31, 2020, by and among AMC Entertainment Holdings, Inc., as borrower, and Citigroup North America, Inc. as administrative agent (incorporated by reference from Exhibit 10.3 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

Exhibit Number	Description
4.1(l)

Ninth Amendment to the Credit Agreement, dated as of March 8, 2021, by and among AMC Entertainment Holdings, Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on March 9, 2021).

4.1(m)

Tenth Amendment to Credit Agreement, dated as of March 8, 2021, by and among AMC Entertainment Holdings, Inc., as borrower, the other loan parties party thereto and the lenders party thereto (incorporated by reference from Exhibit 10.2 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on March 9, 2021).

4.1(n)

Eleventh Amendment to Credit Agreement, dated as of December 20, 2021, by and among AMC Entertainment Holdings, Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on December 21, 2021).

4.2

Indenture, dated as of June 5, 2015, respecting AMC Entertainment Inc.’s 5.75% Senior Subordinated Notes due 2025, among AMC Entertainment Inc., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to AMC’s Current Report on Form 8-K (File No. 1-8747) filed on June 5, 2015).

4.2(a)

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

4.2(b)

Fourth Supplemental Indenture respecting AMC Entertainment Holdings, Inc.’s 5.75% Senior Subordinated Notes due 2025, by and among AMC Entertainment Holdings, Inc. and U.S. Bank National Association, as trustee, dated as of July 27, 2020 (incorporated by reference from Exhibit 4.9 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

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

4.3(a)

Second Supplemental Indenture respecting AMC Entertainment Holdings, Inc.’s 5.875% Senior Subordinated Notes due 2026 and 6.375% Senior Subordinated Notes due 2024, by and among AMC Entertainment Holdings, Inc. and U.S. Bank National Association, as trustee, dated as of July 27, 2020 (incorporated by reference from Exhibit 4.11 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

4.4

Indenture, dated as of March 17, 2017, respecting AMC Entertainment Holdings, Inc.’s 6.125% Senior Subordinated Notes due 2027, among AMC Entertainment Holdings, Inc., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on March 17, 2017).

Exhibit Number	Description

4.4(a)

Second Supplemental Indenture respecting AMC Entertainment Holdings, Inc.’s 6.125% Senior Subordinated Notes due 2027, by and among AMC Entertainment Holdings, Inc. and U.S. Bank National Association, as trustee, dated as of July 27, 2020 (incorporated by reference from Exhibit 4.10 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

*4.5	Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

4.6

Indenture respecting AMC Entertainment Holdings, Inc.’s 10%/12% Cash/PIK Toggle Second Lien Subordinated Secured Notes due 2026 by and among AMC Entertainment Holdings, Inc., the guarantors party thereto and GLAS Trust Company LLC, as trustee and collateral agent, dated as of July 31, 2020 (incorporated by reference from Exhibit 4.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

4.6(a)

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

4.8

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

4.10

Indenture, dated as of February 14, 2022, among AMC Entertainment Holdings, Inc., the guarantors therein and U.S. Bank Trust Company, National Association, as trustee and collateral agent, including the form of the 7.500% First Lien Notes due 2029 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on February 14, 2022).

***10.1

Defined Benefit Retirement Income Plan for Certain Employees of American Multi-Cinema, Inc., as Amended and Restated, effective December 31, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.15(a) to AMC’s Annual Report on Form 10-K (File No. 1-8747) filed June 18, 2007).

Exhibit Number	Description
***10.2

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

***10.6(a)

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

***10.7(a)

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

10.8

Form of Indemnification Agreement by and between AMC Entertainment Holdings, Inc. and its Directors and Executive Officers (incorporated by reference from Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on November 22, 2013, as amended).

***10.9

Employment Agreement, dated as of December 14, 2015, by and among AMC Entertainment Holdings, Inc. and Adam M. Aron (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on December 15, 2015).

Exhibit Number	Description

***10.10	AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 7, 2014).

***10.10(a)

AMC Entertainment Holdings, Inc. Clarifying Amendment to 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.27(a) to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed on March 10, 2015).

***10.10(b)

Second Amendment to AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan, approved as of July 29, 2020 (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

***10.10(c)

Third Amendment to the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan, approved as of October 30, 2020 (incorporated by reference from Exhibit 10.10 to AMC’s Current Report on Form 10-Q (File No. 1-33892) filed on November 4, 2020).

***10.10(d)	Form of Stock Award Agreement (incorporated by reference from Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on November 27, 2013, as amended).

***10.10(e)

Form of Director Stock Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on June 9, 2020).

***10.10(f)

Form of Restricted and/or Performance Stock Unit Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on June 9, 2020).

***10.10(g)

Form of First Modification to the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan Special Performance Stock Unit Award Notice & Agreement Dated February 26, 2020, First Modification Effective October 30, 2020 (incorporated by reference from Exhibit 10.11 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 4, 2020).

***10.11

Restated American Multi-Cinema, Inc. Non-Qualified Deferred Compensation Plan dated September 29. 2016, by American Multi-Cinema, Inc. effective January 1, 2016. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 9, 2016).

***10.11(a)

Amendment No. 1 to the American Multi-Cinema, Inc. Non-Qualified Deferred Compensation Plan effective May 1, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on August 7, 2018).

10.11(b)

Termination Amendment to the American Multi-Cinema, Inc. Non-Qualified Deferred Compensation Plan, effective May 3, 2021 (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on May 6, 2021).

***10.12

Employment Agreement between AMC Entertainment Holdings, Inc. and Sean D. Goodman executed on October 6, 2020 (incorporated by reference from Exhibit 10.9 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 4, 2020).

Exhibit Number	Description

***10.12(a)

Amendment executed March 19, 2021, to the Employment Agreement between AMC Entertainment Holdings, Inc. and Sean D. Goodman executed on October 6, 2020 (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on March 19, 2021).

10.13

AMC Entertainment Holdings, Inc. Annual Incentive Compensation Program Continuing Structure, as amended and restated by the Compensation Committee February 23, 2021 (incorporated by reference from Exhibit 10.34 to AMC’s Annual Report on Form 10-K (File No. 1-33892) filed on March 12, 2021).

***10.14

AMC Entertainment Holdings, Inc. Non-Employee Director Compensation Program – Amended and Restated July 29, 2021 (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on August 9, 2021).

*10.15	AMC Entertainment Holdings, Inc. Annual Incentive Compensation Program Continuing Structure, as amended and restated by the Compensation Committee February 16, 2022.

*21	Subsidiaries of AMC Entertainment Holdings, Inc.

*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*32.1	Section 906 Certifications of Adam M. Aron (Chief Executive Officer) and Sean D. Goodman (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

**101.INS	Inline XBRL Instance Document

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

**104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*      Filed herewith.

**    Submitted electronically with this Report.

***  Management contract, compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMC ENTERTAINMENT HOLDINGS, INC.

By:	/s/ Chris A. Cox
Chris A. Cox
Senior Vice President and Chief Accounting Officer
Date: March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ADAM M. ARON	Chairman of the Board, Chief Executive Officer and President
Adam M. Aron	(principal executive officer)
March 1, 2022
/s/ ANTHONY J. SAICH
Anthony J. Saich	Director
March 1, 2022
/s/ LEE E. WITTLINGER
Lee E. Wittlinger	Director
March 1, 2022
/s/ KATHLEEN M. PAWLUS
Kathleen M. Pawlus	Director
March 1, 2022
/s/ HOWARD KOCH, JR.
Howard Koch, Jr.	Director
March 1, 2022
/s/ PHILIP LADER
Philip Lader	Director
March 1, 2022
/s/ ADAM J. SUSSMAN
Adam J. Sussman	Director
March 1, 2022
/s/ GARY F. LOCKE
Gary F. Locke	Director
March 1, 2022
/s/ SEAN D. GOODMAN	Executive Vice President, Chief Financial
Sean D. Goodman	Officer and Treasurer (principal financial officer)
March 1, 2022
/s/ CHRIS A. COX	Senior Vice President and Chief Accounting
Chris A. Cox	Officer (principal accounting officer)
March 1, 2022