Form 10-Q
period 2022-06-30
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2022-08-04
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

June 30,
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock	AMC	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of shares outstanding as of August 4, 2022
Class A common stock	516,820,595

AMC ENTERTAINMENT HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(In millions, except share and per share amounts)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(unaudited)		(unaudited)
Revenues
Admissions	$651.0	$233.0	$1,094.8	$302.5
Food and beverage	396.7	161.5	649.2	211.6
Other theatre	118.7	50.2	208.1	78.9
Total revenues	1,166.4	444.7	1,952.1	593.0
Operating costs and expenses
Film exhibition costs	328.7	98.9	518.5	120.9
Food and beverage costs	64.6	26.3	107.2	36.0
Operating expense, excluding depreciation and amortization below	402.2	246.2	747.0	425.9
Rent	222.4	205.5	445.6	397.6
General and administrative:
Merger, acquisition and other costs	(0.3)	4.3	0.1	11.0
Other, excluding depreciation and amortization below	67.5	54.4	120.6	106.2
Depreciation and amortization	97.4	105.7	196.1	219.8
Operating costs and expenses	1,182.5	741.3	2,135.1	1,317.4
Operating loss	(16.1)	(296.6)	(183.0)	(724.4)
Other expense, net:
Other expense (income)	(43.7)	(42.7)	92.6	(60.1)
Interest expense:
Corporate borrowings	79.5	88.1	161.5	239.6
Finance lease obligations	1.0	1.4	2.2	2.8
Non-cash NCM exhibitor services agreement	9.8	9.4	19.0	19.3
Equity in loss of non-consolidated entities	1.0	2.7	6.1	5.5
Investment expense (income)	57.3	(6.3)	(6.1)	(8.3)
Total other expense, net	104.9	52.6	275.3	198.8
Net loss before income taxes	(121.0)	(349.2)	(458.3)	(923.2)
Income tax provision (benefit)	0.6	(5.2)	0.7	(12.0)
Net loss	(121.6)	(344.0)	(459.0)	(911.2)
Less: Net loss attributable to noncontrolling interests	—	(0.4)	—	(0.7)
Net loss attributable to AMC Entertainment Holdings, Inc.	$(121.6)	$(343.6)	$(459.0)	$(910.5)
Net loss per share attributable to AMC Entertainment Holdings, Inc.'s common stockholders:
Basic	$(0.24)	$(0.71)	$(0.89)	$(2.07)
Diluted	$(0.24)	$(0.71)	$(0.89)	$(2.07)
Average shares outstanding:
Basic (in thousands)	516,821	480,731	516,368	440,644
Diluted (in thousands)	516,821	480,731	516,368	440,644

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(unaudited)		(unaudited)
Net loss	$(121.6)	$(344.0)	$(459.0)	$(911.2)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(46.3)	21.1	(52.3)	(33.6)
Realized loss on foreign currency transactions reclassified into investment expense (income), net of tax	—	(0.9)	—	(0.9)
Pension adjustments:
Net gain arising during the period	—	0.3	0.2	3.8
Other comprehensive income (loss):	(46.3)	20.5	(52.1)	(30.7)
Total comprehensive loss	(167.9)	(323.5)	(511.1)	(941.9)
Comprehensive loss attributable to noncontrolling interests	—	(0.4)	—	(0.9)
Comprehensive loss attributable to AMC Entertainment Holdings, Inc.	$(167.9)	$(323.1)	$(511.1)	$(941.0)

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$965.2	$1,592.5
Restricted cash	22.7	27.8
Receivables, net	120.7	168.5
Other current assets	102.8	81.5
Total current assets	1,211.4	1,870.3
Property, net	1,815.3	1,962.5
Operating lease right-of-use assets, net	4,027.9	4,155.9
Intangible assets, net	148.1	153.4
Goodwill	2,354.6	2,429.8
Deferred tax asset, net	0.4	0.6
Other long-term assets	260.6	249.0
Total assets	$9,818.3	$10,821.5
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$308.9	$377.1
Accrued expenses and other liabilities	325.9	367.5
Deferred revenues and income	373.1	408.6
Current maturities of corporate borrowings	20.0	20.0
Current maturities of finance lease liabilities	6.6	9.5
Current maturities of operating lease liabilities	582.2	605.2
Total current liabilities	1,616.7	1,787.9
Corporate borrowings	5,358.2	5,408.0
Finance lease liabilities	55.3	63.2
Operating lease liabilities	4,433.7	4,645.2
Exhibitor services agreement	515.8	510.4
Deferred tax liability, net	31.2	31.3
Other long-term liabilities	134.2	165.0
Total liabilities	12,145.1	12,611.0
Commitments and contingencies
Stockholders’ deficit:
AMC Entertainment Holdings, Inc.'s stockholders' deficit:
Class A common stock ($.01 par value, 524,173,073 shares authorized; 516,820,595 shares issued and outstanding as of June 30, 2022; 513,979,100 shares issued and outstanding as of December 31, 2021)	5.2	5.1
Additional paid-in capital	4,831.2	4,857.5
Accumulated other comprehensive loss	(80.2)	(28.1)
Accumulated deficit	(7,083.0)	(6,624.0)
Total stockholders' deficit	(2,326.8)	(1,789.5)
Total liabilities and stockholders’ deficit	$9,818.3	$10,821.5

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In millions)	June 30, 2022	June 30, 2021

Cash flows from operating activities:	(unaudited)
Net loss	$(459.0)	$(911.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	196.1	219.8
Deferred income taxes	0.3	(12.3)
Loss on extinguishment of debt	96.4	—
Unrealized gain on investments in Hycroft	(16.1)	—
Unrealized loss (gain) on investments in NCM	9.5	(1.2)
Amortization of net discount (premium) on corporate borrowings to interest expense	(32.0)	24.5
Amortization of deferred financing costs to interest expense	6.8	15.5
PIK interest expense	—	107.1
Non-cash portion of stock-based compensation	25.9	13.8
Gain on disposition of assets	(0.4)	—
Gain on disposition of Baltics	—	(5.5)
Equity in loss from non-consolidated entities, net of distributions	6.7	5.5
Landlord contributions	5.2	11.1
Other non-cash rent benefit	(14.0)	(19.2)
Deferred rent	(90.7)	(29.9)
Net periodic benefit income	(0.2)	(0.4)
Change in assets and liabilities:
Receivables	46.4	6.3
Other assets	(26.3)	(11.0)
Accounts payable	(58.4)	(67.9)
Accrued expenses and other liabilities	(82.7)	116.8
Other, net	14.9	(8.5)
Net cash used in operating activities	(371.6)	(546.7)
Cash flows from investing activities:
Capital expenditures	(75.2)	(29.8)
Proceeds from disposition of Baltics, net of cash and transaction costs	—	35.2
Acquisition of theatre assets	(17.8)	—
Proceeds from disposition of long-term assets	7.2	1.4
Proceeds from sale of securities	11.4	—
Investments in non-consolidated entities, net	(27.9)	(9.3)
Other, net	(0.6)	—
Net cash used in investing activities	(102.9)	(2.5)
Cash flows from financing activities:
Proceeds from issuance of First Lien Notes due 2029	950.0	—
Proceeds from issuance of Odeon Term Loan due 2023	—	534.3
Proceeds from First Lien Toggle Notes due 2026	—	100.0
Principal payments under First Lien Notes due 2025	(500.0)	—
Principal payments under First Lien Notes due 2026	(300.0)	—
Principal payments under First Lien Toggle Notes due 2026	(73.5)	—
Premium paid to extinguish First Lien Notes due 2025	(34.5)	—
Premium paid to extinguish First Lien Notes due 2026	(25.6)	—
Premium paid to extinguish First Lien Toggle Notes due 2026	(14.6)	—
Repurchase of Second Lien Notes due 2026	(50.0)	—
Repayments under revolving credit facilities	—	(335.0)
Scheduled principal payments under Term Loan due 2026	(10.0)	(10.0)
Net proceeds from Class A common stock issuance	—	1,570.8
Net proceeds from Class A common stock issuance to Mudrick	—	230.4
Payments related to sale of noncontrolling interest	—	(0.4)

Principal payments under finance lease obligations	(5.4)	(3.9)
Cash used to pay for deferred financing costs	(19.5)	(19.3)
Cash used to pay dividends	(0.7)	—
Taxes paid for restricted unit withholdings	(52.2)	—
Net cash provided by (used in) financing activities	(136.0)	2,066.9
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(21.9)	0.5
Net increase (decrease) in cash and cash equivalents and restricted cash	(632.4)	1,518.2
Cash and cash equivalents and restricted cash at beginning of period	1,620.3	321.4
Cash and cash equivalents and restricted cash at end of period	$987.9	$1,839.6
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (including amounts capitalized of $0.1 million and $0.5 million, respectively)	$178.7	$98.7
Income taxes paid (received), net	$1.4	$(6.1)
Schedule of non-cash activities:
Investment in NCM	$15.1	$—
Construction payables at period end	$30.9	$15.0

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

Temporarily suspended or limited operations. Total consolidated revenues increased $1,359.1 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase in total consolidated revenues was primarily due to the reduced impact of the COVID-19 pandemic on the current year which resulted in increased operating capacity and increased availability of films with broad consumer appeal. As of January 1, 2021 the Company operated at 394 domestic theatres, with limited seating capacities, representing approximately 67% of its domestic theatres. As of March 31, 2021, the Company operated at 585 domestic theatres, with limited seating capacities, representing approximately 99% of its domestic theatres. As of June 30, 2021, the Company operated at 593 domestic theatres, representing approximately 100% of its domestic theatres with remaining seating capacity restrictions winding down throughout the quarter. As of January 1, 2021, the Company operated at 109 International leased and partnership theatres, with limited seating capacities, representing approximately 30% of our International theatres. As of March 31, 2021, the Company operated at 97 international theatres, with limited seating capacities, representing approximately 27% of its international theatres. As of June 30, 2021, the Company operated at 335 international theatres, with limited seating capacities, representing approximately 95% of its international theatres. Our average consolidated screens operated during the three months ended June 30, 2021 increased by 8,830 screens to 8,890 screens. During the six months ended June 30, 2022, the Company operated essentially 100% of its U.S. and International theatres. As of June 30, 2022 there are no restrictions on operations in any of the U.S. or International theatres.

Liquidity. As of June 30, 2022, the Company has cash and cash equivalents of approximately $965.2 million. In response to the COVID-19 pandemic, the Company adjusted certain elements of its business strategy and took significant steps to preserve cash. The Company is continuing to take measures to further strengthen its financial position and enhance its operations, by minimizing non-essential costs, including reductions to its variable costs and elements of its fixed cost structure, introducing new initiatives, and optimizing its theatrical footprint.

Additionally, the Company enhanced future liquidity through debt refinancing at lower interest rates and repurchasing debt at 69% of par value. See Note 6—Corporate Borrowings and Finance Lease Obligations for further information.

The table below summarizes net increase (decrease) in cash and cash equivalents and restricted cash by quarter for the year ended December 31, 2021:

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

The table below summarizes net decrease in cash equivalents and restricted cash by quarter for the six months ended June 30, 2022:

	Three Months Ended		Six Months Ended
	March 31,	June 30,	June 30,
(In millions)	2022	2022	2022
Cash flows from operating activities:
Net cash used in operating activities	$(295.0)	$(76.6)	$(371.6)
Cash flows from investing activities:
Net cash used in investing activities	(54.9)	(48.0)	(102.9)
Cash flows from financing activities:
Net cash used in financing activities	(76.3)	(59.7)	(136.0)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5.5)	(16.4)	(21.9)
Net decrease in cash and cash equivalents and restricted cash	(431.7)	(200.7)	(632.4)
Cash and cash equivalents and restricted cash at beginning of period	1,620.3	1,188.6	1,620.3
Cash and cash equivalents and restricted cash at end of period	$1,188.6	$987.9	$987.9

The Company’s net cash provided by (used in) operating activities deteriorated by $341.5 million during the three months ended March 31, 2022 compared to the three months ended December 31, 2021 from $46.5 million to $(295.0) million. The decline in net cash provided by operating activities from the three months ended December 31, 2021 to the three months ended March 31, 2022 was primarily attributable to a decrease in attendance and increase in net loss and increases in seasonal working capital uses as the Company paid for the strong late fourth quarter 2021 results in early first quarter of 2022. The Company’s net cash used in operating activities improved by $218.4 million during the three months ended June 30, 2022 compared to the three months ended March 31, 2022 from $(295.0) million to $(76.6) million. The improvement in net cash used in operating activities from the three months ended March 31, 2022 to the three months ended June 30, 2022 was primarily attributable to an increase in attendance and decrease in net loss and decreases in seasonal working capital uses as we will pay for the strong second quarter 2022 results in early third quarter of 2022. The Company has also continued to repay rent amounts that were deferred during the COVID-19 pandemic, which increases its cash outflows from operating activities. See Note 2—Leases for a summary of the estimated future repayment terms for the remaining $218.9 million of rentals that were deferred during the COVID-19 pandemic.

The Company’s net cash used in investing activities included:

●	$34.8 million of capital expenditures and $27.9 million of investments in non-consolidated entities, partially offset by proceeds from the disposition of long-term assets of $7.2 million during the three months ended March 31, 2022.
●	$40.4 million of capital expenditures, $17.8 million for the acquisition of theatres, partially offset by proceeds of $11.4 million from the sale of securities in conjunction with the liquidation of a non-qualified deferred compensation plan during the three months ended June 30, 2022.

The Company’s net cash used in financing activities included:

●	$955.7 million of principal and premium payments of, $52.2 million of taxes paid for restricted unit withholdings, and $17.7 million of cash used to pay for deferred financing costs, partially offset by proceeds from the Company’s debt issuance of $950.0 million, during the three months ended March 31, 2022.
●	$57.9 million of principal and premium payments, $1.8 million of cash used to pay for deferred financing costs during the three months ended June 30, 2022.

The Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations, satisfy its obligations, including cash outflows to repay rent amounts that were deferred during the COVID-19 pandemic and planned capital expenditures, and comply with minimum liquidity and financial covenant requirements under its debt covenants related to borrowings pursuant to the Senior Secured Revolving Credit Facility and Odeon Term Loan Facility for at least the next 12 months. In order to achieve net positive operating cash flows and long-term profitability, the Company believes that box office revenues will need to increase significantly compared to 2021 and the combined first and second quarter of 2022 to levels in line with pre COVID-19 box office revenues. The Company believes the global re-opening of its theatres, the anticipated volume of titles available for theatrical release, and the anticipated broad appeal of many of those titles will support increased attendance levels. The Company believes that recent attendance levels are positive signs of continued demand for the moviegoing experience. For the six months ended June 30, 2022 attendance was 98.2 million patrons, a 69.3 million patron increase from the approximately 28.9 million patrons for the six months ended June 30, 2021. The Company’s business is seasonal, with higher attendance and revenues generally occurring during the summer months and holiday seasons. However, there remain significant risks that may negatively impact attendance, including a potential resurgence of COVID-19 related restrictions, potential movie-goer reluctance to attend theatres due to concerns about COVID-19 variant strains, movie studios release schedules, the production and theatrical release of fewer films compared to levels before the onset of the COVID-19 pandemic, and direct to streaming or other changing movie studio practices.

The Company entered the Ninth Amendment to the Credit Agreement, dated as of March 8, 2021, pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant (the secured leverage ratio) applicable to the Senior Secured Revolving Credit Facility from March 31, 2021 to March 31, 2022, which was further extended from March 31, 2022 to March 31, 2023 by the Eleventh Amendment, dated as of December 20, 2021, as described, and on the terms and conditions specified, therein. The Company is currently subject to minimum liquidity requirements of approximately $139.5 million, of which $100 million is required under the conditions for the Extended Covenant Suspension Period, as amended, under the Senior Secured Revolving Credit Facility, and £32.5 million (approximately $39.5 million) of which is required under the Odeon Term Loan Facility. Following the expiration of the Extended Covenant Suspension Period ending March 31, 2023, the Company will be subject to the financial covenant under the Senior Secured Revolving Credit Facility as of the last day of each quarter on which the aggregate principal amount of revolving loans and letters of credit (excluding letters of credit that are cash collateralized) in excess of $25 million outstanding under the Senior Secured Revolving Credit Facility exceeds 35% of the principal amount of commitments under the Senior Secured Revolving Credit facility then in effect, beginning with the quarter ending June 30, 2023. The Company currently expects it will be able to comply with this financial covenant; however, the Company does not anticipate the need to borrow under the Senior Secured Revolving Credit Facility during the next twelve months.

The 11.25% Odeon Term Loan due 2023 matures on August 19, 2023 during the third fiscal quarter of the Company’s next calendar year. The Company is currently negotiating terms of new debt intended to refinance the existing £147.6 million and €312.2 million aggregate principal amounts of Odeon Term Loan due 2023. While the Company intends to fully refinance the 11.25% Odeon Term Loan due 2023 and extend current maturity dates, there are no assurances that the Company will be able to do so. If the Company is unable to refinance these amounts, the principal amounts will be reported as current maturities which may increase uncertainty regarding its ability to meet future commitments.

The Company may, at any time and from time to time, seek to retire or purchase its outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as it may determine, and will depend on prevailing market conditions, its liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

The Company received rent concessions provided by the lessors that aided in mitigating the economic effects of COVID-19 during the pandemic. These concessions primarily consisted of rent abatements and the deferral of rent payments. As a result, deferred lease amounts were approximately $218.9 million as of June 30, 2022. The Company’s cash expenditures for rent increased significantly during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. See Note 2—Leases for a summary of the estimated future repayment terms for the deferred lease amounts due to COVID-19.

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

Principles of consolidation. The accompanying unaudited condensed consolidated financial statements include the accounts of AMC, as discussed above, and should be read in conjunction with the Company’s Annual Report on Form 10–K for the year ended December 31, 2021. The accompanying condensed consolidated balance sheet as of December 31, 2021, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10–Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations. All significant intercompany balances and transactions have been eliminated in consolidation. Due to the seasonal nature of the Company’s business and the recovery of the industry from the global COVID-19 pandemic, results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022. The Company manages its business under two reportable segments for its theatrical exhibition operations, U.S. markets and International markets.

Cash and equivalents. At June 30, 2022, cash and cash equivalents for the U.S. markets and International markets were $812.8 million and $152.4 million respectively, and at December 31, 2021, cash and cash equivalents were $1,311.4 million and $281.1 million, respectively.

Restricted cash. Restricted cash is cash held in the Company’s bank accounts in International markets as a guarantee for certain landlords.

Accumulated other comprehensive loss. The following table presents the change in accumulated other comprehensive loss by component:

	Foreign
(In millions)	Currency	Pension Benefits	Total
Balance December 31, 2021	$(19.0)	$(9.1)	$(28.1)
Other comprehensive income (loss)	(52.3)	0.2	(52.1)
Balance June 30, 2022	$(71.3)	$(8.9)	$(80.2)

Accumulated depreciation and amortization. Accumulated depreciation was $2,680.0 million and $2,583.4 million at June 30, 2022 and December 31, 2021, respectively, related to property. Accumulated amortization of intangible assets was $42.0 million and $41.2 million at June 30, 2022 and December 31, 2021, respectively.

Other expense (income). The following table sets forth the components of other expense (income):

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Decreases related to contingent lease guarantees	$—	$(3.7)	$(0.1)	$(5.7)
Governmental assistance due to COVID-19 - International markets	(8.5)	(42.2)	(10.8)	(50.4)
Governmental assistance due to COVID-19 - U.S. markets	—	—	(1.1)	(4.2)
Foreign currency transaction (gains) losses	3.6	3.4	8.4	(0.4)
Non-operating components of net periodic benefit income	(0.2)	(0.2)	(0.2)	(0.4)
(Gain) Loss on extinguishment of debt	(38.6)	—	96.4	—
Financing fees related to modification of debt agreements	—	—	—	1.0
Total other expense (income)	$(43.7)	$(42.7)	$92.6	$(60.1)

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

The Company received rent concessions from lessors that aided in mitigating the economic effects of COVID-19 during the pandemic. These concessions primarily consisted of rent abatements and the deferral of rent payments. In instances where there were no substantive changes to the lease terms, i.e., modifications that resulted in total payments of the modified lease being substantially the same or less than the total payments of the existing lease, the Company elected the relief as provided by the FASB staff related to the accounting for certain lease concessions. The Company elected not to account for these concessions as a lease modification, and therefore the Company has remeasured the related lease liability and right-of-use asset but did not reassess the lease classification or change the discount rate to the current rate in effect upon the remeasurement. The deferred payment amounts have been recorded in the Company’s lease liabilities to reflect the change in the timing of payments. The deferred payment amounts included in current maturities of operating lease liabilities and long-term operating lease liabilities are reflected in the condensed consolidated statements of cash flows as part of the change in accrued expenses and other liabilities. Those leases that did not meet the criteria for treatment under the FASB relief were evaluated as lease modifications. The deferred payment amounts included in accounts payable for contractual rent amounts due and not paid are reflected in accounts payable on the condensed consolidated balance sheets and in the condensed consolidated statements of cash flows as part of the change in accounts payable. In addition, the Company included deferred lease payments in operating lease right-of-use assets as a result of lease remeasurements.

A summary of deferred payment amounts related to rent obligations for which payments were deferred to future periods are provided below:

	As of		As of
	December 31,	Decrease	June 30,
(In millions)	2021	in deferred amounts	2022
Fixed operating lease deferred amounts (1)	$299.3	$(90.5)	$208.8
Finance lease deferred amounts	2.4	(1.2)	1.2
Variable lease deferred amounts	13.4	(4.5)	8.9
Total deferred lease amounts	$315.1	$(96.2)	$218.9
(1)	During the six months ended June 30, 2022, the decrease in fixed operating lease deferred amounts includes $79.4 million of decreases in the deferred balances as of December 31, 2021 related to payments and abatements.

The following table reflects the lease costs for the periods presented:

		Three Months Ended		Six Months Ended
		June 30,	June 30,	June 30,	June 30,
(In millions)	Consolidated Statements of Operations	2022	2021	2022	2021
Operating lease cost
Theatre properties	Rent	$204.4	$190.7	$406.9	$366.2
Theatre properties	Operating expense (income)	1.4	(0.7)	2.6	0.1
Equipment	Operating expense	1.9	2.3	4.7	4.6
Office and other	General and administrative: other	1.3	1.3	2.7	2.7
Finance lease cost
Amortization of finance lease assets	Depreciation and amortization	0.7	1.3	1.4	2.6
Interest expense on lease liabilities	Finance lease obligations	1.0	1.4	2.2	2.8
Variable lease cost
Theatre properties	Rent	18.0	14.8	38.7	31.4
Equipment	Operating expense	18.8	4.8	31.4	5.0
Total lease cost		$247.5	$215.9	$490.6	$415.4

Cash flow and supplemental information is presented below:

	Six Months Ended
	June 30,	June 30,
(In millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$(2.0)	$(1.2)
Operating cash flows used in operating leases	(532.7)	(360.4)
Financing cash flows used in finance leases	(5.4)	(3.9)

Landlord contributions:
Operating cashflows provided by operating leases	5.2	11.1
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	193.2	60.7
(1)	Includes lease extensions and option exercises.

The following table represents the weighted-average remaining lease term and discount rate as of June 30, 2022:

	As of June 30, 2022
	Weighted Average	Weighted Average
	Remaining	Discount
Lease Term and Discount Rate	Lease Term (years)	Rate
Operating leases	9.7	9.8%
Finance leases	13.7	6.5%

Minimum annual payments, including deferred lease payments less contractual rent amounts due and not paid that were recorded in accounts payable, that are recorded as operating and finance lease liabilities and the net present value thereof as of June 30, 2022 are as follows:

	Operating Lease	Financing Lease
(In millions)	Payments (2)	Payments (2)
Six months ending December 31, 2022 (1)	$509.6	$5.8
2023 (1)	954.3	9.0
2024	833.5	8.0
2025	786.3	7.4
2026	723.6	7.2
2027	664.8	7.2
Thereafter	3,278.6	50.8
Total lease payments	7,750.7	95.4
Less imputed interest	(2,734.8)	(33.5)
Total operating and finance lease liabilities, respectively	$5,015.9	$61.9
(1)	The minimum annual payments table above does not include contractual cash rent amounts that were due and not paid, which are recorded in accounts payable as shown below, including estimated repayment dates:

Accounts Payable
(In millions)	Lease Payments
Three months ended September 30, 2022	$15.7
Three months ended December 31, 2022	0.8
Three months ended March 31, 2023	5.6
Total deferred lease amounts recorded in AP	$22.1

(2)	The minimum annual payments table above includes deferred undiscounted cash rent amounts that were due and not paid related to operating and finance leases, as shown below:

	Operating Lease	Financing Lease
(In millions)	Payments	Payments
Three months ended September 30, 2022	$31.6	$0.5
Three months ended December 31, 2022	31.0	0.3
2023	83.0	0.4
2024	15.8	—
2025	5.7	—
2026	4.2	—
2027	3.4	—
Thereafter	20.9	—
Total deferred lease amounts	$195.6	$1.2

As of June 30, 2022, the Company had signed additional operating lease agreements for three theatres that have not yet commenced with minimum annual payments of approximately $68.9 million, which are expected to commence between years 2022 and 2024 and carry lease terms ranging from 11 to 20 years. The timing of lease commencement is dependent on the landlord providing the Company with control and access to the related facility.

NOTE 3—REVENUE RECOGNITION

Disaggregation of revenue. Revenue is disaggregated in the following tables by major revenue types and by timing of revenue recognition:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Major revenue types
Admissions	$651.0	$233.0	$1,094.8	$302.5
Food and beverage	396.7	161.5	649.2	211.6
Other theatre:
Screen advertising	32.3	19.7	61.2	36.6
Other	86.4	30.5	146.9	42.3
Other theatre	118.7	50.2	208.1	78.9
Total revenues	$1,166.4	$444.7	$1,952.1	$593.0

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Timing of revenue recognition
Products and services transferred at a point in time	$1,082.7	$414.1	$1,790.8	$540.9
Products and services transferred over time(1)	83.7	30.6	161.3	52.1
Total revenues	$1,166.4	$444.7	$1,952.1	$593.0
(1)	Amounts primarily include subscription and advertising revenues.

The following tables provide the balances of receivables and deferred revenue income:

(In millions)	June 30, 2022	December 31, 2021
Current assets
Receivables related to contracts with customers	$53.9	$85.4
Miscellaneous receivables	66.8	83.1
Receivables, net	$120.7	$168.5

(In millions)	June 30, 2022	December 31, 2021
Current liabilities
Deferred revenue related to contracts with customers	$370.1	$405.1
Miscellaneous deferred income	3.0	3.5
Deferred revenue and income	$373.1	$408.6

The significant changes in contract liabilities with customers included in deferred revenues and income are as follows:

Deferred Revenues
Related to Contracts
(In millions)	with Customers
Balance December 31, 2021	$405.1
Cash received in advance(1)	139.8
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	7.7
Food and beverage (2)	9.3
Other theatre (2)	0.1
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(118.0)
Food and beverage (3)	(29.7)
Other theatre (4)	(40.8)
Foreign currency translation adjustment	(3.4)
Balance June 30, 2022	$370.1

(1)	Includes movie tickets, food and beverage, gift cards, exchange tickets, and AMC Stubs® loyalty membership fees.

(2)	Amount of rewards accumulated, net of expirations, that are attributed to AMC Stubs® and other loyalty programs.

(3)	Amount of rewards redeemed that are attributed to gift cards, exchange tickets, movie tickets, AMC Stubs® loyalty programs and other loyalty programs.

(4)	Amounts relate to income from non-redeemed or partially redeemed gift cards, non-redeemed exchange tickets, AMC Stubs® loyalty membership fees and other loyalty programs.

The significant changes to contract liabilities included in the exhibitor services agreement in the condensed consolidated balance sheets, are as follows:

Exhibitor Services
(In millions)	Agreement (1)
Balance December 31, 2021	$510.4
Common Unit Adjustment–additions of common units	15.0
Reclassification of portion of the beginning balance to other theatre revenue, as the result of performance obligations satisfied	(9.6)
Balance June 30, 2022	$515.8
(1)	Represents the carrying amount of the National CineMedia, LLC (“NCM”) common units that were previously received under the annual Common Unit Adjustment (“CUA”). The deferred revenues are being amortized to other theatre revenues over the remainder of the 30-year term of the Exhibitor Service Agreement (“ESA”) ending in February 2037.

Gift cards and exchange tickets. The total amount of non-redeemed gift cards and exchange tickets included in deferred revenues and income in the condensed consolidated balance sheet as of June 30, 2022 was $274.0 million. This will be recognized as revenues as the gift cards and exchange tickets are redeemed or as the non-redeemed gift card and exchange ticket revenues are recognized in proportion to the pattern of actual redemptions, which is estimated to occur over the next 24 months.

Loyalty programs. As of June 30, 2022, the amount of deferred revenues allocated to the loyalty programs included in deferred revenues and income in the condensed consolidated balance sheet was $66.7 million. The earned points will be recognized as revenue as the points are redeemed, which is estimated to occur over the next 24 months. The AMC Stubs® annual membership fee is recognized ratably over the one-year membership period.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 4—GOODWILL

The following table summarizes the changes in goodwill by reporting unit for the six months ended June 30, 2022:

(In millions)	Domestic Theatres	International Theatres	Total
Balance December 31, 2021	$1,796.5	$633.3	$2,429.8
Currency translation adjustment	—	(75.2)	(75.2)
Balance June 30, 2022	$1,796.5	$558.1	$2,354.6

NOTE 5—INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the condensed consolidated balance sheets in other long-term assets. Investments in non-consolidated affiliates as of June 30, 2022 include interests in Digital Cinema Implementation Partners, LLC (“DCIP”) of 29.0%, Digital Cinema Distribution Coalition, LLC (“DCDC”) of 14.6%, AC JV, LLC (“AC JV”), owner of Fathom Events, of 32.0%, SV Holdco LLC (“SV Holdco”), owner of Screenvision, of 18.4%, Digital Cinema Media Ltd. (“DCM”) of 50.0%, and Saudi Cinema Company LLC (“SCC”) of 10.0%. The Company also has partnership interests in three U.S. motion picture theatres (“Theatre Partnerships”) and approximately 50.0% interests in 57 theatres in Europe. Indebtedness held by equity method investees is non-recourse to the Company. During the three months ended June 30, 2022 and June 30, 2021, the Company recorded equity in loss of non-consolidated entities of $1.0 million and $2.7 million, respectively. During the six months ended June 30, 2022 and June 30, 2021, the Company recorded equity in loss of non-consolidated entities of $6.1 million and $5.5 million, respectively.

Related party transactions with equity method investees. At June 30, 2022 and December 31, 2021, the Company recorded net receivable amounts due from equity method investees of $5.5 million and $2.6 million, respectively, primarily related to on-screen advertising revenue, projector warranty expenditures and other transactions. The Company recorded related party transactions with equity method investees in other revenues, film exhibition costs, and operating expenses (income) of $6.5 million, $2.3 million and $0 million, respectively, during the three months ended June 30, 2022, and $1.2 million, $0.4 million, and $(0.3) million, respectively, during the three months ended June 30, 2021. The Company recorded related party transactions with equity method investees in other revenues, film exhibition costs, and operating expenses of $12.0 million, $3.4 million, and $0 million, respectively, during the six months ended June 30, 2022, and $1.8 million, $0.7 million, and $0.1 million, respectively, during the six months ended June 30, 2021.

Investment in Hycroft

On March 14, 2022, the Company purchased 23.4 million units of Hycroft Mining Holding Corporation (NASDAQ: HYMC) (“Hycroft”), for $27.9 million, with each unit consisting of one common share of Hycroft and one common share purchase warrant. The units were priced at $1.193 per unit. Each warrant is exercisable for one common share of Hycroft at a price of $1.068 per share over a 5-year term through March 2027. Hycroft filed a resale registration statement to register the common shares and warrant shares for sale under the Securities Act on April 14, 2022 which became effective on June 2, 2022. The Company accounts for the common shares of Hycroft under the equity method and has elected the fair value option in accordance with ASC 825-10. The Company accounts for the warrants as derivatives in accordance with ASC 815. Accordingly, the fair value of the investments in Hycroft are remeasured at each subsequent reporting period and unrealized gains and losses are reported in investment income. The Company believes the fair value option to be the most appropriate election for this equity method investment as the Company is not entering the mining business. During the three and six months ended June 30, 2022, the Company recorded unrealized (losses) and gains in investment income of $(47.8) million and $16.1 million, respectively. See Note 9—Fair Value Measurements for fair value information and Note 13—Supplemental Balance Sheet Information for the asset value for investments in Hycroft measured under the fair value option as well as the total asset value for other equity method investments.

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

In March 2022, the NCM CUA resulted in a positive adjustment of 5,954,646 common units for the Company. The Company received the units and recorded the common units as an addition to deferred revenues for the ESA at fair value of $15.0 million, based upon a price per share of National CineMedia, Inc. (“NCM, Inc.”) of $2.52 on March 30, 2022. During the three and six months ended June 30, 2022, the Company recorded unrealized losses in investment expense of $9.6 million and $9.5 million, respectively. See Note 9—Fair Value Measurements for information regarding the fair value measurement on June 30, 2022.

NOTE 6—CORPORATE BORROWINGS AND FINANCE LEASE OBLIGATIONS

A summary of the carrying value of corporate borrowings and finance lease obligations is as follows:

(In millions)	June 30, 2022	December 31, 2021
First Lien Secured Debt:
Senior Secured Credit Facility-Term Loan due 2026 (4.199% as of June 30, 2022)	$1,935.0	$1,945.0
10.75% in Year 1, 11.25% thereafter Cash/PIK Odeon Term Loan Facility due 2023 (£147.6 million and €312.2 million par value as of June 30, 2022)	505.6	552.6
7.5% First Lien Notes due 2029	950.0	—
10.5% First Lien Notes due 2025	—	500.0
10.5% First Lien Notes due 2026	—	300.0
15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026	—	73.5
Second Lien Secured Debt:
10%/12% Cash/PIK/Toggle Second Lien Subordinated Notes due 2026	1,435.5	1,508.0
Subordinated Debt:
6.375% Senior Subordinated Notes due 2024 (£4.0 million par value as of June 30, 2022)	4.8	5.4
5.75% Senior Subordinated Notes due 2025	98.3	98.3
5.875% Senior Subordinated Notes due 2026	55.6	55.6
6.125% Senior Subordinated Notes due 2027	130.7	130.7
	$5,115.5	$5,169.1
Finance lease obligations	61.9	72.7
Deferred financing costs	(35.5)	(39.1)
Net premium (1)	298.2	298.0
	$5,440.1	$5,500.7
Less:
Current maturities corporate borrowings	(20.0)	(20.0)
Current maturities finance lease obligations	(6.6)	(9.5)
	$5,413.5	$5,471.2

(1)	The following table provides the net premium (discount) amounts of corporate borrowings:

	June 30,	December 31,
(In millions)	2022	2021
10%/12% Cash/PIK/Toggle Second Lien Subordinated Notes due 2026	$311.4	$364.6
15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026	—	(16.8)
10.5% First Lien Notes due 2026	—	(24.5)
10.5% First Lien Notes due 2025	—	(7.2)
Senior Secured Credit Facility-Term Loan due 2026	(5.5)	(6.1)
10.75% in Year 1, 11.25% thereafter Cash/PIK Odeon Term Loan Facility due 2023	(7.8)	(12.1)
6.375% Senior Subordinated Notes due 2024	0.1	0.1
	$298.2	$298.0

The following table provides the principal payments required and maturities of corporate borrowing as of June 30, 2022:

Principal
Amount of
Corporate
(In millions)	Borrowings
Six months ended December 31, 2022	$10.0
2023	525.6
2024	24.8
2025	118.3
2026	3,356.1
2027	130.7
Thereafter	950.0
Total	$5,115.5

First Lien Notes due 2029

On February 14, 2022, the Company issued $950.0 million aggregate principal amount of its 7.5% First Lien Senior Secured Notes due 2029 (“First Lien Notes due 2029”), pursuant to an indenture, dated as of February 14, 2022, among the Company, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and collateral agent. The Company used the net proceeds from the sale of the notes, and cash on hand, to fund the full redemption of the then outstanding $500 million aggregate principal amount of the Company’s 10.5% First Lien Notes due 2025 (“First Lien Notes due 2025”), the then outstanding $300 million aggregate principal amount of the Company’s 10.5% First Lien Notes due 2026 (“First Lien Notes due 2026”), and the then outstanding $73.5 million aggregate principal amount of the Company’s 15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026 (“First Lien Toggle Notes due 2026”) and to pay related accrued interest, fees, costs, premiums and expenses. The Company recorded a loss on debt extinguishment related to this transaction of $0 million and $135.0 million, respectively, in other expense, during the three and six months ended June 30, 2022. The deferred charges will be amortized to interest expense over the term of the First Lien Notes due 2029 using the effective interest method.

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

Second Lien Notes due 2026

During the three months ended June 30, 2022, the Company repurchased $72.5 million aggregate principal amounts of the Second Lien Notes due 2026 for $50.0 million and recorded a gain on extinguishment of $38.6 million in other expense (income). Accrued interest of $3.1 million was paid in connection with the repurchases.

Odeon Term Loan due 2023

The 11.25% Odeon Term Loan due 2023 matures on August 19, 2023 during the third fiscal quarter of the Company’s next calendar year.  The Company is currently negotiating terms of new debt intended to refinance the existing £147.6 million and €312.2 million aggregate principal amounts of Odeon Term Loan due 2023. While the Company intends to fully refinance the 11.25% Odeon Term Loan due 2023 and extend current maturity dates, there are no assurances that the Company will be able to do so. If the Company is unable to refinance these amounts, the principal amounts will be reported as current maturities which may increase uncertainty regarding its ability to meet future commitments.

Financial Covenants

The Company currently estimates that its existing cash and cash equivalents will be sufficient to comply with minimum liquidity and financial covenant requirements under its debt covenants related to borrowings pursuant to the Senior Secured Revolving Credit Facility and Odeon Term Loan Facility, currently and through the next twelve months. The Company entered the Ninth Amendment to the Credit Agreement, dated as of March 8, 2021, pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant (the secured leverage ratio) applicable to the Senior Secured Revolving Credit Facility from March 31, 2021 to March 31, 2022, which was further extended from March 31, 2022 to March 31, 2023 by the Eleventh Amendment, dated as of December 20, 2021, as described, and on the terms and conditions specified, therein. The Company is currently subject to minimum liquidity requirements of approximately $139.5 million, of which $100 million is required under the conditions for the Extended Covenant Suspension Period, as amended, under the Senior Secured Revolving Credit Facility, and £32.5 million (approximately $39.5 million) of which is required under the Odeon Term Loan Facility. Following the expiration of the Extended Covenant Suspension Period ending March 31, 2023, the Company will be subject to the financial covenant under the Senior Secured Revolving Credit Facility as of the last day of each quarter on which the aggregate principal amount of revolving loans and letters of credit (excluding letters of credit that are cash collateralized) in excess of $25 million outstanding under the Senior Secured Revolving Credit Facility exceeds 35% of the principal amount of commitments under the Senior Secured Revolving Credit Facility then in effect, beginning with the quarter ending June 30, 2023. The Company currently expects it will be able to comply with this financial covenant; however, the Company does not anticipate the need to borrow under the Senior Secured Revolving Credit Facility during the next twelve months.

NOTE 7—STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The following table presents the stock-based compensation expense recorded within general and administrative: other:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In millions)	2022	2021	2022	2021
Board of director stock award expense	$—	$—	$0.8	$0.9
Restricted stock unit expense	3.5	3.5	6.3	5.7
Performance stock unit expense	15.9	3.4	18.8	4.2
Special performance stock unit expense	—	1.5	—	3.0
Total stock-based compensation expense	$19.4	$8.4	$25.9	$13.8

As of June 30, 2022, the estimated remaining unrecognized compensation cost related to stock-based compensation arrangements was approximately $50.6 million, which reflects assumptions related to attainment of performance targets based on the scales as described below. The weighted average period over which this remaining compensation expense is expected to be recognized is approximately 0.9 years.

Awards Granted in 2022

During the six months ended June 30, 2022, AMC’s Board of Directors approved awards of stock, restricted stock units (“RSUs”), and performance stock units (“PSUs”) to certain of the Company’s employees and directors under the 2013 Equity Incentive Plan. The grant date fair value of these awards during the six months ended June 30, 2022 was based on the closing price of AMC’s Class A common stock (“Common Stock” or “Common Shares”) on February 16, 2022 of $19.67 per share, March 7, 2022 of $15.21 per share, and May 3, 2022 of $15.51 per share. Each RSU and PSU held by a participant as of a dividend record date is entitled to a dividend equivalent equal to the amount paid with respect to one share of Common Stock underlying the unit. Any such accrued dividend equivalents are paid to the holder upon vesting of the units. Each unit represents the right to receive one share of Common Stock at a future date.

The 2022 award agreements generally had the following features:

●	Stock Award Agreement: During the six months ended June 30, 2022, the Company granted awards of 41,650 fully vested shares of Common Stock to its independent members of AMC’s Board of Directors with a grant date fair value of $0.8 million.
●	Restricted Stock Unit Award Agreement: During the six months ended June 30, 2022, the Company granted RSU awards of 697,135 to certain members of management with a grant date fair value of $13.6 million. The Company records stock-based compensation expense on a straight-line recognition method over the requisite vesting period. Each RSU represents the right to receive one share of Common Stock at a future date. The RSUs vest over three years, with one-third vesting in each year. These RSUs will be settled within 30 days of vesting.
●	Performance Stock Unit Award Agreement: During the six months ended June 30, 2022, total PSUs of 697,135 were awarded (“2022 PSU award”) to certain members of management and executive officers, with the total PSUs divided into three separate year tranches, with each tranche allocated to a fiscal year within the performance period (“Tranche Year”). The PSUs within each Tranche Year are further divided between two performance targets; the Adjusted EBITDA performance target and free cash flow performance target. The 2022 PSU awards will vest based on achieving 80% to 120% of the performance targets, with the corresponding vested unit amount ranging from 50% to 200%. If the performance targets are met at 100%, the 2022 PSU awards will vest at 697,135 units in the aggregate. No PSUs will vest for each Tranche Year if the Company does not achieve 80% of the Tranche Year’s Adjusted EBITDA and free cash flow targets.

The Compensation Committee establishes the annual performance targets at the beginning of each year. Therefore, the grant date (and fair value measurement date) for each Tranche Year is the date at the beginning of each year when a mutual understanding of the key terms and conditions are reached per ASC 718, Compensation – Stock compensation. The 2022 PSU award grant date fair value for the 2022 Tranche Year award of 232,270 units was approximately $4.5 million and the 2021 PSU award grant date fair value for the 2022 Tranche Year award of 878,540 units was approximately $17.3 million, measured using performance targets at 100%. The 2020 PSU award for the 2022 Tranche Year was previously granted in year 2020, and was subsequently modified on October 30, 2020 where the grant date fair value was not determined until February 16, 2022 when the performance targets were established. As a result, the 2020 PSU award grant date fair value for the 2022 Tranche Year award of 429,683 units was approximately $8.5 million, measured using performance targets at 100%. At June 30, 2022, the Company estimated that 2022 Tranche Year target performance conditions for the annual Adjusted EBITDA and free cash flow are expected to be achieved at 200% and 120%, respectively.

The following table represents the nonvested RSU and PSU activity for the six months ended June 30, 2022:

		Weighted
		Average
	Shares of RSU	Grant Date
	and PSU	Fair Value
Nonvested at January 1, 2022 (1)	7,841,733	$7.92
Granted (2)	2,778,132	19.59
Vested	(2,799,845)	7.17
Forfeited	(336,960)	11.62
Cancelled (3)	(2,358,278)	7.16
Nonvested at June 30, 2022	5,124,782	$14.77
Tranche Years 2023 and 2024 awarded under the 2022 PSU award and Tranche Year 2023 awarded under the 2021 PSU award with grant date fair values to be determined in years 2023 and 2024, respectively	1,267,959
Total Nonvested at June 30, 2022	6,392,741
(1)	Includes awards modified during 2020 where grant date fair value was not determined until 2022.
(2)	The number of PSU shares granted under the Tranche Year 2022 assumes the Company will attain a performance target at 200% for the Adjusted EBITDA target and 120% for the free cash flow target. The PSUs vest ratably based on a scale ranging from 80% to 120% of the performance target with the vested amount ranging from 50% to 200% for Tranche Year 2022 awards granted under the 2022, 2021 and 2020 PSU awards.
(3)	Represents vested RSUs and PSUs surrendered in lieu of taxes and cancelled awards returned to the 2013 Equity Incentive plan. As a result, the Company paid taxes for restricted unit withholdings of approximately $52.2 million during the six months ended June 30, 2022.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Six Months Ended June 30, 2022

				Accumulated
	Class A Voting		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
(In millions, except share and per share data)	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances December 31, 2021	513,979,100	$5.1	$4,857.5	$(28.1)	$(6,624.0)	$(1,789.5)
Net loss	—	—	—	—	(337.4)	(337.4)
Other comprehensive loss	—	—	—	(5.8)	—	(5.8)
Taxes paid for restricted unit withholdings	—	—	(52.2)	—	—	(52.2)
Stock-based compensation (1)	2,841,495	0.1	6.5	—	—	6.6
Balances March 31, 2022	516,820,595	$5.2	$4,811.8	$(33.9)	$(6,961.4)	$(2,178.3)
Net loss	—	—	—	—	(121.6)	(121.6)
Other comprehensive income	—	—	—	(46.3)	—	(46.3)
Stock-based compensation	—	—	19.4	—	—	19.4
Balances June 30, 2022	516,820,595	$5.2	$4,831.2	$(80.2)	$(7,083.0)	$(2,326.8)
(1)	Includes 41,650 shares awarded to Board of Directors and 2,799,845 vested RSUs and PSUs.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Six Months Ended June 30, 2021

								Accumulated
	Class A Voting		Class B Voting		Additional			Other		Total AMC
	Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
(In millions, except share and per share data)	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity (Deficit)	Interests	Deficit
Balances December 31, 2020	172,563,249	$1.8	51,769,784	$0.5	$2,465.6	3,732,625	$(56.4)	$38.7	$(5,335.3)	$(2,885.1)	$26.9	$(2,858.2)
Net loss	—	—	—	—	—	—	—	—	(566.9)	(566.9)	(0.3)	(567.2)
Other comprehensive loss	—	—	—	—	—	—	—	(51.0)	—	(51.0)	(0.2)	(51.2)
Baltics noncontrolling capital contribution	—	—	—	—	0.2	—	—	—	—	0.2	(4.0)	(3.8)
Class A common stock, accrued dividend equivalent adjustment	—	—	—	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Class A common stock issuance	187,066,293	1.8	—	—	579.8	—	—	—	—	581.6	—	581.6
Wanda conversion of Class B shares to Class A shares	46,103,784	0.5	(46,103,784)	(0.5)	—	—	—	—	—	—	—	—
Convertible Notes due 2026 stock conversion	44,422,860	0.4	—	—	606.1	—	—	—	—	606.5	—	606.5
Wanda forfeit and cancellation of Class B shares	—	—	(5,666,000)	—	—	—	—	—	—	—	—	—
Stock-based compensation	124,054	—	—	—	5.4	—	—	—	—	5.4	—	5.4
Balances March 31, 2021	450,280,240	$4.5	—	$—	$3,657.1	3,732,625	$(56.4)	$(12.3)	$(5,902.3)	$(2,309.4)	$22.4	$(2,287.0)
Net loss	—	—	—	—	—	—	—	—	(343.6)	(343.6)	(0.4)	(344.0)
Other comprehensive income	—	—	—	—	—	—	—	21.4	—	21.4	—	21.4
100% liquidation of Baltics	—	—	—	—	—	—	—	(0.9)	—	(0.9)	(22.0)	(22.9)
Class A common stock, accrued dividend equivalent adjustment	—	—	—	—	—	—	—	—	(0.2)	(0.2)	—	(0.2)
Class A common stock issuance	54,550,000	0.5	—	—	951.6	(3,732,625)	56.4	—	(19.3)	989.2	—	989.2
Class A common stock issuance to Mudrick	8,500,000	0.1	—	—	230.3	—	—	—	—	230.4	—	230.4
Stock-based compensation	—	—	—	—	8.4	—	—	—	—	8.4	—	8.4
Balances June 30, 2021	513,330,240	$5.1	—	$—	$4,847.4	—	$—	$8.2	$(6,265.4)	$(1,404.7)	$—	$(1,404.7)

NOTE 8—INCOME TAXES

The Company’s worldwide effective income tax rate is based on actual income (loss), statutory rates, valuation allowances against deferred tax assets and tax planning opportunities available in the various jurisdictions in which it operates. The Company is using a discrete income tax calculation for the three and six months ended June 30, 2022 due to the lingering effects of the COVID-19 pandemic on the industry. Historically, for interim financial reporting, the Company estimated the worldwide annual income tax rate based on projected taxable income (loss) for the full year and recorded a quarterly income tax provision or benefit in accordance with the anticipated annual rate, adjusted for discrete items, if any. The Company will return to the historic approach of computing quarterly tax expense based on an annual effective rate in the future interim period when more reliable estimates of annual income become available. The Company recognizes income tax-related interest expense and penalties as income tax expense and general and administrative expense, respectively.

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

The effective tax rate for the six months ended June 30, 2022 reflects the impact of these valuation allowances against U.S. and international deferred tax assets generated during the six-month period. The actual effective rate for the six months ended June 30, 2022 was 0%. The Company’s consolidated tax rate for the six months ended June 30, 2022 differs from the U.S. statutory tax rate primarily due to the valuation allowances in U.S. and foreign jurisdictions, foreign tax rate differences, federal and state tax credits, permanent differences and other discrete items. At June 30, 2022 and December 31, 2021, the Company has recorded net deferred tax liabilities of $30.8 million and $30.7 million, respectively.

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

Recurring Fair Value Measurements. The following table summarizes the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of June 30, 2022:

		Fair Value Measurements at June 30, 2022 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Investment in Hycroft Mining Holding Corporation warrants	$18.0	$—	$—	$18.0
Marketable equity securities:
Investment in Hycroft Mining Holding Corporation	26.0	26.0	—	—
Investment in NCM	5.5	5.5	—	—
Total assets at fair value	$49.5	$31.5	$—	$18.0

Valuation Techniques. The Company’s money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The equity method investment in Hycroft was measured at fair value using Hycroft’s stock price at the date of measurement. The investment in NCM was measured at fair value using NCM, Inc.’s underlying stock price at the date of measurement.

To estimate the fair value of the Company’s investment in Hycroft warrants, the Company valued the warrants using the Black Scholes pricing model. Such judgments and estimates included estimates of volatility of 88.3% and discount rate of 3.0%. The discount rate is based on the treasury yield that matches the term as of the measurement date. Other inputs included the term of 4.7 years, exercise price of $1.068 and Hycroft’s stock price at the date of measurement. There is considerable management judgment with respect to the inputs used in determining fair value, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy. See Note 5—Investments for further information regarding the investments in Hycroft.

Other Fair Value Measurement Disclosures. The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at June 30, 2022 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$20.0	$—	$16.9	$—
Corporate borrowings	5,358.2	—	3,535.6	509.1

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

Below is a breakdown of select financial information by reportable operating segment:

	Three Months Ended		Six Months Ended
Revenues (In millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
U.S. markets	$907.9	$374.8	$1,471.0	$512.0
International markets	258.5	69.9	481.1	81.0
Total revenues	$1,166.4	$444.7	$1,952.1	$593.0

	Three Months Ended		Six Months Ended
Adjusted EBITDA (In millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
U.S. markets	$94.4	$(118.0)	$51.0	$(318.4)
International markets	12.3	(32.8)	(6.0)	(127.1)
Total Adjusted EBITDA (1)	$106.7	$(150.8)	$45.0	$(445.5)
(1)	The Company presents Adjusted EBITDA as a supplemental measure of its performance. The Company defines Adjusted EBITDA as net earnings (loss) plus (i) income tax provision (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of the Company’s ongoing operating performance and to include attributable EBITDA from equity investments in theatre operations in International markets and any cash distributions of earnings from its other equity method investees. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, which is consistent with how Adjusted EBITDA is defined in the Company’s debt indentures.

	Three Months Ended		Six Months Ended
Capital Expenditures (In millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
U.S. markets	$30.3	$13.8	$51.4	$20.4
International markets	10.1	4.1	23.8	9.4
Total capital expenditures	$40.4	$17.9	$75.2	$29.8

	As of	As of
Long-term assets, net (In millions)	June 30, 2022	December 31, 2021
U.S. markets	$6,397.9	$6,434.5
International markets	2,209.0	2,516.7
Total long-term assets (1)	$8,606.9	$8,951.2
(1)	Long-term assets are comprised of property, net, operating lease right-of-use assets, intangible assets, goodwill, deferred tax assets, net and other long-term assets.

The following table sets forth a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net loss	$(121.6)	$(344.0)	$(459.0)	$(911.2)
Plus:
Income tax provision (benefit)	0.6	(5.2)	0.7	(12.0)
Interest expense	90.3	98.9	182.7	261.7
Depreciation and amortization	97.4	105.7	196.1	219.8
Certain operating expense (1)	3.9	(4.0)	6.2	(1.7)
Equity in loss of non-consolidated entities	1.0	2.7	6.1	5.5
Cash distributions from non-consolidated entities (2)	0.9	—	1.6	0.3
Attributable EBITDA (3)	(0.2)	0.7	—	(0.1)
Investment expense (income) (4)	57.3	(6.3)	(6.1)	(8.3)
Other expense (income) (5)	(35.1)	(0.3)	104.7	(5.1)
Other non-cash rent benefit (6)	(6.9)	(11.7)	(14.0)	(19.2)
General and administrative — unallocated:
Merger, acquisition and other costs (7)	(0.3)	4.3	0.1	11.0
Stock-based compensation expense (8)	19.4	8.4	25.9	13.8
Adjusted EBITDA	$106.7	$(150.8)	$45.0	$(445.5)
(1)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens, including the related accretion of interest, disposition of assets and other non-operating gains or losses included in operating expenses. The Company has excluded these items as they are non-cash in nature or are non-operating in nature.
(2)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. The Company believes including cash distributions is an appropriate reflection of the contribution of these investments to the Company’s operations.
(3)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of the Company’s equity in loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where the Company holds a significant market share, the Company believes attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. The Company also provides services to these theatre operators including information technology systems, certain on-screen advertising services and the Company’s gift card and package ticket program.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Equity in loss of non-consolidated entities	$1.0	$2.7	$6.1	$5.5
Less:
Equity in loss of non-consolidated entities excluding International theatre joint ventures	0.1	0.3	0.4	1.5
Equity in (loss) of International theatre joint ventures	(0.9)	(2.4)	(5.7)	(4.0)
Income tax benefit	—	0.1	—	(0.1)
Investment income	0.2	—	0.2	—
Interest expense	—	0.2	—	0.2
Impairment of long-lived assets	—	—	4.2	—
Depreciation and amortization	0.5	2.7	1.3	3.6
Other expense	—	0.1	—	0.2
Attributable EBITDA	$(0.2)	$0.7	$—	$(0.1)

(4)	Investment expense (income) during the three months ended June 30, 2022 includes deterioration in estimated fair value of the Company’s investment in common shares of Hycroft Mining Holding Corporation of $27.8 million and deterioration in estimated fair value of the Company’s investment in warrants to purchase common shares of Hycroft Mining Holding Corporation of $20.0 million. During the three months ended June 30, 2022 investment expense (income) includes deterioration in estimated fair value of the Company’s investment in NCM of $9.6 million.

Investment expense (income) during the six months ended June 30, 2022 includes appreciation in estimated fair value of the Company’s investment in common shares of Hycroft Mining Holding Corporation of $(1.0) million and appreciation in estimated fair value of the Company’s investment in warrants to purchase common shares of Hycroft Mining Holding corporation of $(15.1) million. During the six months ended June 30, 2022, investment expense (income) includes deterioration in estimated fair value of the Company’s investment in NCM of $9.5 million.

(5)	Other expense (income) during the three months ended June 30, 2022, included gain on debt extinguishment of $(38.6) million and foreign currency transaction losses of $3.6 million. During the three months ended June 30, 2021, other expense (income) included estimated credit income of $(3.7) million related to decreases in contingent lease guarantees, partially offset by foreign currency transaction losses of $3.4 million.

Other expense (income) during the six months ended June 30, 2022, included loss on debt extinguishment of $96.4 million and foreign currency transaction losses of $8.4 million. During the six months ended June 30, 2021, other expense (income) included foreign currency transaction gains of $(0.4) million and estimated credit income of $(5.7) million related to decreases in contingent lease guarantees, partially offset by financing fees of $1.0 million primarily related to deferred financing cost write-off for the Odeon revolving credit facility.

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

On April 22, 2019, a putative stockholder class and derivative complaint, captioned Lao v. Dalian Wanda Group Co., Ltd., et al., C.A. No. 2019-0303-JRS (the “Lao Action”), was filed against certain of the Company’s directors, Wanda, two of Wanda’s affiliates, Silver Lake, and one of Silver Lake’s affiliates in the Delaware Court of Chancery. The Lao Action asserts claims directly, on behalf of a putative class of Company stockholders, and derivatively, on behalf of the Company, for breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty with respect to transactions that the Company entered into with affiliates of Wanda and Silver Lake on September 14, 2018, and the special cash dividend of $1.55 per share of common stock that was payable on September 28, 2018 to the Company’s stockholders of record as of September 25, 2018. On July 18, 2019, the Company’s Board of Directors formed a Special Litigation Committee to investigate and evaluate the claims and allegations asserted in the Lao Action and make a determination as to how the Company should proceed with respect to the Lao Action. On January 8, 2021, the Special Litigation Committee filed a report with the court recommending that the court dismiss all of the claims asserted in the Lao Action, and moved to dismiss all of the claims in the Lao Action. On June 6, 2022, the parties signed a stipulation of settlement to resolve the Lao Action for $17,375,000 (the “Settlement Amount”). The settlement is subject to court approval. Plaintiff’s counsel intends to apply to the court for a fee and expense award, and any amount awarded by the court will be paid out of the Settlement Amount. The remainder of the Settlement Amount, less any taxes and tax related expenses, will be paid to the Company. Defendants agreed to the settlement and the payment of the Settlement Amount solely to eliminate the burden, expense, and uncertainty of further litigation, and continue to expressly deny any liability or wrongdoing with respect to the matters alleged in the Lao Action. On June 24, 2022, the court scheduled a hearing for September 15, 2022, to, amount other things, consider whether to approve the proposed settlement.

NOTE 12—LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share includes the effects of unvested RSUs with a service condition only and unvested contingently issuable RSUs and PSUs that have service and performance conditions, if dilutive.

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Numerator:
Net loss for basic loss per share attributable to AMC Entertainment Holdings, Inc.	$(121.6)	$(343.6)	$(459.0)	$(910.5)
Net loss for diluted loss per share attributable to AMC Entertainment Holdings, Inc.	$(121.6)	$(343.6)	$(459.0)	$(910.5)

Denominator (shares in thousands):
Weighted average shares for basic loss per common share	516,821	480,731	516,368	440,644
Weighted average shares for diluted loss per common share	516,821	480,731	516,368	440,644
Basic loss per common share	$(0.24)	$(0.71)	$(0.89)	$(2.07)
Diluted loss per common share	$(0.24)	$(0.71)	$(0.89)	$(2.07)

Vested RSUs, PSUs, and special performance stock units (“SPSUs”) have dividend rights identical to the Company’s Common Stock and are treated as outstanding shares for purposes of computing basic and diluted earnings per share. Unvested RSUs of 2,727,867 for the three and six months ended June 30, 2022 and unvested RSUs of 3,812,964 for the three and six months ended June 30, 2021 were not included in the computation of diluted loss per share because they would be anti-dilutive.

Unvested PSUs and SPSUs are subject to performance and market conditions, respectively, and are included in diluted earnings per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the Company’s 2013 Equity Incentive Plan if the end of the reporting period were the end of the contingency period. Unvested PSUs of 1,426,728 at certain performance targets for the three and six months ended June 30, 2022, unvested PSUs of 2,161,222 at certain performance targets for the three and six months ended June 30, 2021, and unvested SPSUs of 1,156,656 at the minimum market condition for the three and six months ended June 30, 2021, were not included in the computation of diluted loss per share because they would not be issuable if the end of the reporting period were the end of the contingency period or they would be anti-dilutive.

NOTE 13—SUPPLEMENTAL BALANCE SHEET INFORMATION

Other current assets and other long-term assets consist of the following:

(In millions)	June 30, 2022	December 31, 2021
Other current assets:
Income taxes receivable	$1.0	$1.9
Prepaids (1)	53.7	35.4
Merchandise inventory	34.9	31.3
Other	13.2	12.9
	$102.8	$81.5
Other long-term assets:
Investments in real estate	$8.0	$9.7
Deferred financing costs revolving credit facility	8.2	5.5
Investments in equity method investees	71.1	85.6
Computer software	76.6	83.7
Investment in common stock	5.5	11.4
Pension asset	19.0	21.1
Investment in Hycroft common stock (2)	26.0	—
Investment in Hycroft warrants (2)	18.0	—
Other	28.2	32.0
	$260.6	$249.0
(1)	The increase primarily relates to prepaid insurance.
(2)	The equity method investment in Hycroft is measured under the fair value option. See Note 5—Investments and Note 9—Fair Value Measurements for further information regarding the investment in Hycroft.

NOTE 14—SUBSEQUENT EVENTS

On August 4, 2022, the Company announced that its Board of Directors declared a special dividend of one AMC Preferred Equity Unit (a “AMC Preferred Equity Unit”) for each share of Common Stock outstanding at the close of business on August 15, 2022. The special dividend is expected to be paid at the close of business on August 19, 2022.

Each AMC Preferred Equity Unit is a depositary share and represents an interest in one one-hundredth (1/100th) of a share of Series A Convertible Participating Preferred Stock, par value $0.01 (the “Preferred Stock”). Each AMC Preferred Equity Unit is designed to have the same economic and voting rights as a share of Common Stock. The AMC Preferred Equity Units will be evidenced by a depositary receipt pursuant to a Deposit Agreement (the “Deposit Agreement”) among the Company, Computershare Inc. and Computershare Trust Company, N.A., collectively acting as depositary and conversion agent (together, the “Depositary”). The Company will deposit the underlying shares of the Preferred Stock with the Depositary pursuant to the Deposit Agreement. Subject to the terms of the Deposit Agreement, the AMC Preferred Equity Units will be entitled to all the rights and preferences of the Preferred Stock, as applicable, in proportion to the fraction of a share of Preferred Stock the AMC Preferred Equity Units represent.

As a consequence of the special dividend of AMC Preferred Equity Units, in accordance with the terms of the Company's 2013 Equity Incentive Plan, and effective upon payment of the dividend the Company will adjust the terms of outstanding awards issued pursuant to the 2013 Equity Incentive Plan to add one AMC Preferred Equity Unit to each share of Common Stock subject to the outstanding awards (approximately 5,422,554 AMC Preferred Equity Units in aggregate). In addition, for each share of Common Stock available and held in reserve for future awards (currently approximately 1,883,800 shares in aggregate), the Company will reserve an equal number of AMC Preferred Equity Units to be issued in connection with such future awards (such that when combined with the AMC Preferred Equity Units subject to outstanding awards, the adjusted reserve will reflect approximately 7,306,354 AMC Preferred Equity Units in the aggregate).

To provide for the issuance of the Preferred Stock underlying the AMC Preferred Equity Units, on August 4, 2022, the Company filed a Certificate of Designations (the “Certificate of Designations”) with the Secretary of State of the State of Delaware, to designate 10,000,000 shares of the Company’s authorized preferred stock as the Preferred Stock with the preferences, limitations, voting powers and relative rights as set forth in the Certificate of Designations.

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

positive operating cash flows and long-term profitability, box office revenues will need to increase significantly compared to aggregate 2021 and the combined first and second quarter of 2022 to levels in line with pre COVID-19 box office revenues. Domestic industry box office grosses increased significantly to approximately $3.7 billion during the first six months of 2022, compared to the first six months of 2021 of $1.1 billion, and were approximately 66% of domestic box office grosses of $5.6 billion during the first six months of 2019. The Company believes the anticipated volume of titles available for theatrical release and the anticipated broad appeal of many of those titles will support increased attendance levels. The Company’s business is seasonal, with higher attendance and revenues generally occurring during the summer months and holiday seasons. However, there remain significant risks that may negatively impact attendance levels, including a resurgence of COVID-19 related restrictions, potential movie-goer reluctance to attend theatres due to concerns about COVID-19 variant strains, movie studios release schedules and direct to streaming or other changing movie studio practices and consumer behavior. If we are unable to achieve significantly increased levels of attendance and operating revenues, we may be required to obtain additional liquidity. If such additional liquidity were not realized or insufficient, we likely would seek an in-court or out-of-court restructuring of our liabilities, and in the event of such future liquidation or bankruptcy proceeding, holders of our Common Stock and other securities would likely suffer a total loss of their investment;

●	the impact of COVID-19 variant strains on us, the motion picture exhibition industry, and the economy in general, including our response to COVID-19 variant strains and suspension of operations at our theatres, personnel reductions and other cost-cutting measures and measures to maintain necessary liquidity and increases in expenses relating to precautionary measures at our facilities to protect the health and well-being of our customers and employees;

●	risks and uncertainties relating to our significant indebtedness, including our borrowings and our ability to meet our financial maintenance and other covenants;

●	shrinking exclusive theatrical release windows or release of movies to theatrical exhibition and streaming platforms on the same date, and the theatrical release of fewer movies;

●	increased use of alternative film delivery methods including premium video on demand or other forms of entertainment;

●	intense competition in the geographic areas in which we operate among exhibitors or from other forms of entertainment;

●	certain covenants in the agreements that govern our indebtedness may limit our ability to take advantage of certain business opportunities and limit or restrict our ability to pay dividends, pre-pay debt, and also to refinance debt and to do so at favorable terms;

●	risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges, and the fair value of the investment in Hycroft common shares and warrants;

●	risks relating to motion picture production and performance;

●	our lack of control over distributors of films;

●	general and international economic, political, regulatory, social and financial market conditions, inflation, and other risks;

●	limitations on the availability of capital or poor financial results may prevent us from deploying strategic initiatives;

●	an issuance of preferred stock, including the Preferred Equity Units, could dilute the voting power of the common stockholders and adversely affect the market value of our Common Stock and Preferred Equity Units;

●	limitations on the authorized number of Common Stock shares prevents us from raising additional capital through Common Stock issuances;

●	our ability to achieve expected synergies, benefits and performance from our strategic initiatives;

●	our ability to refinance our indebtedness on terms favorable to us or at all;

●	our ability to optimize our theatre circuit through new construction, the transformation of our existing theatres, and strategically closing underperforming theatres may be subject to delay and unanticipated costs;

●	failures, unavailability or security breaches of our information systems;

●	our ability to utilize interest expense deductions may be limited annually due to Section 163(j) of the Tax Cuts and Jobs Act of 2017;

●	our ability to recognize interest deduction carryforwards, net operating loss carryforwards and other tax attributes to reduce our future tax liability;

●	our ability to recognize certain international deferred tax assets which currently do not have a valuation allowance recorded;

●	impact of the elimination of the calculation of USD LIBOR rates on our contracts indexed to USD LIBOR;

●	review by antitrust authorities in connection with acquisition opportunities;

●	risks relating to the incurrence of legal liability, including costs associated with the ongoing securities class action lawsuits;

●	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;

●	increased costs in order to comply or resulting from a failure to comply with governmental regulation, including the General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”) and pending future domestic privacy laws and regulations;

●	supply chain disruptions may negatively impact our operating results;

●	the dilution caused by recent and potential future sales of our Common Stock and Preferred Equity Units could adversely affect the market price of the Common Stock and Preferred Equity Units;

●	the market price and trading volume of our shares of Common Stock has been and may continue to be volatile and such volatility may also apply to our Preferred Equity Units, and purchasers of our securities could incur substantial losses;

●	future offerings of debt, which would be senior to our Common Stock and Preferred Equity Units for purposes of distributions or upon liquidation, could adversely affect the market price of our Common Stock and Preferred Equity Units;

●	the potential for political, social, or economic unrest, terrorism, hostilities, cyber-attacks or war, including the conflict between Russia and Ukraine and that Sweden and Finland (countries where we operate approximately 100 theatres) completed accession talks at NATO headquarters in Brussels on July 4, 2022 and NATO ambassadors signed the accession protocols on July 5, 2022, which could cause a deterioration in the relationship each country has with Russia, and the potential impact of financial and economic sanctions on the regional and global economy, or widespread health emergencies, such as COVID-19 or other pandemics or epidemics, causing people to avoid our theatres or other public places where large crowds are in attendance;

●	anti-takeover protections in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage or prevent a takeover of our Company, even if an acquisition would be beneficial to our stockholders; and

●	other risks referenced from time to time in filings with the SEC.

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

Temporarily Suspended or Limited Operations

Total consolidated revenues increased $1,359.1 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase in total consolidated revenues was primarily due to the reduced impact of the COVID-19 pandemic on the current year which resulted in increased operating capacity and increased availability of films with broad consumer appeal. As of January 1, 2021 we were operating at 394 domestic theatres, with limited seating capacities, representing approximately 67% of our domestic theatres. As of March 31, 2021, we were operating at 585 domestic theatres, with limited seating capacities, representing approximately 99% of its domestic theatres. As of June 30, 2021, we were operating at 593 domestic theatres, representing approximately 100% of our domestic theatres with remaining seating capacity restrictions winding down throughout the quarter. As of January 1, 2021, we were operating at 109 International leased and partnership theatres, with limited seating capacities, representing approximately 30% of our International theatres. As of March 31, 2021, the Company operated at 97 international theatres, with limited seating capacities, representing approximately 27% of its international theatres. As of June 30, 2021 we were operating at 335 International theatres with limited seating capacities, representing approximately 95% of our International theatres. Our average consolidated screens operated during the three months ended June 30, 2021 increased by 8,830 screens to 8,890 screens. During the six months ended June 30, 2022, the Company operated essentially 100% of its U.S. and International theatres. As of June 30, 2022 there are no restrictions on operations in any of the U.S. or International theatres.

Overview

AMC is the world’s largest theatrical exhibition company and an industry leader in innovation and operational excellence. We operate theatres in 12 countries, including the U.S., Europe and Saudi Arabia.

Our theatrical exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. Our remaining revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs® customer loyalty program, rental of theatre auditoriums, income from gift card and exchange ticket sales, and online ticketing fees. As of June 30, 2022, we owned, operated or had interests in 947 theatres and 10,552 screens.

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

The North American and International industry box offices have been significantly impacted by the COVID-19 pandemic. As a result, film distributors have postponed new film theatrical releases and/or shortened the period of theatrical exclusivity (“the window”) and reduced the number of theatrically released motion pictures. Theatrical releases may continue to be postponed and windows shortened while the box office and film production industry suffers from COVID-19 impacts. As a result of the reduction in theatrical film releases in 2021, we licensed and exhibited a larger number of previously released films that had lower film rental terms during the six months ended June 30, 2021. We have made adjustments to theatre operating hours to align screen availability and associated theatre operating costs with attendance levels for each theatre.

As we continue our recovery from the impacts of the COVID-19 pandemic on our business, our aggregate attendance levels remain significantly behind pre-pandemic levels. However, for the first time since 2019, substantially all of our worldwide theatres were open for the entirety of the third and fourth quarters of 2021 and all of 2022.

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

Movie Screens

The following table provides detail with respect to digital delivery, 3D enabled projection, large screen formats, such as IMAX® and our proprietary Dolby Cinema™, other Premium Large Format (“PLF”) screens, enhanced food and beverage offerings and our premium seating as deployed throughout our circuit:

	U.S. Markets		International Markets
	Number of Screens	Number of Screens	Number of Screens	Number of Screens
	As of	As of	As of	As of
Format	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
IMAX®	185	186	37	38
Dolby CinemaTM	154	153	8	6
Other Premium Large Format ("PLF")	56	56	79	75
Dine-in theatres	727	735	13	8
Premium seating	3,461	3,386	591	550

Guest Amenities

As part of our long-term strategy, we seek to continually upgrade the quality of our theatre circuit through substantial renovations featuring our seating concepts, acquisitions, new builds (including expansions), expansion of food and beverage offerings (including Dine-in Theatres), and by disposing of older screens through closures and sales. Our capital allocation strategy will be driven by the cash generation of our business and will be contingent on a required return threshold. We believe we are an industry leader in the development and operation of theatres. Typically, our theatres have 11 or more screens and offer amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and premium seat design.

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

As of June 30, 2022, in our U.S. markets, we featured recliner seating in approximately 357 U.S. theatres, including Dine-in Theatres, totaling approximately 3,461 screens and representing 44.7% of total U.S. screens. In our International markets, as of June 30, 2022, we had recliner seating in approximately 93 International theatres, totaling approximately 591 screens and representing 21.1% of total International screens.

Open-source internet ticketing makes our AMC seats (approximately 1.1 million as of June 30, 2022) in all our U.S. theatres and auditoriums for all our showtimes as available as possible, on as many websites as possible. Our tickets are currently on sale either directly or through mobile apps, at our own website and mobile apps and other third-party ticketing vendors.

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

Our MacGuffins Bar and Lounges (“MacGuffins”) give us an opportunity to engage our legal age customers. As of June 30, 2022, we offer alcohol in approximately 351 AMC theatres in the U.S. markets and 241 theatres in our International markets and continue to explore expansion globally.

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

As of June 30, 2022, we had more than 26,400,000 member households enrolled in AMC Stubs® A-List, AMC Stubs Premiere™ and AMC Stubs Insider™ programs, combined. During the three and six months ended June 30, 2022 our AMC Stubs® members represented approximately 42.1% and 41.7% of AMC U.S. markets attendance, respectively. Our large database of identified movie-goers also provides us with additional insight into our customers’ movie preferences. This enables us to have a larger, more personalized and targeted marketing effort.

In our International markets, we currently have loyalty programs in the major territories in which we operate. The movie-goers can earn points for spending money at the theatre, and those points can be redeemed for tickets and concession items at a later date. We currently have more than 13,300,000 members in our various International loyalty programs.

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

Critical Accounting Estimate

Hycroft common stock and warrants fair value measurement. On March 14, 2022, we purchased 23.4 million units of Hycroft, with each unit consisting of one common share of Hycroft and one common share purchase warrant. The units were priced at $1.193 per unit. We elected the fair value option in accordance with ASC 825-10, and therefore, the fair value of the investment in common stock of Hycroft is remeasured at each subsequent reporting period and unrealized gains and losses are reported in investment expense (income). During the three months ended June 30, 2022, we recorded deterioration in estimated fair value of our investment in warrants to purchase common shares of Hycroft of $20.0 million and deterioration in estimated fair value of our investment in common shares of Hycroft of $27.8 million. During the six months ended June 30, 2022, we recorded appreciation in estimated fair value of our investment in warrants to purchase common shares of Hycroft of $(15.1) million in investment expense (income) following ASC 815, which fall under Level 3 within the fair value measurement hierarchy and appreciation in estimated fair value of our investment in common shares of Hycroft of $(1.0) million in investment expense (income), which fall under Level 1 within the fair value measurement hierarchy.

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

Significant Events

Investment in Hycroft. On March 14, 2022, we purchased 23.4 million units of Hycroft Mining Holding

Corporation (NASDAQ: HYMC) (“Hycroft”) for $27.9 million, with each unit consisting of one common share of Hycroft and one common share purchase warrant. The units were priced at $1.193 per unit. Each warrant is exercisable for one common share of Hycroft at a price of $1.068 per share over a 5-year term through March 2027. We account for the common shares of Hycroft under the equity method and we have elected the fair value option in accordance with ASC 825-10. We account for the warrants as derivatives in accordance with ASC 815. Accordingly, the fair value of the investments in Hycroft are remeasured at each subsequent reporting period and unrealized gains and losses are reported in investment income. During the three and six months ended June 30, 2022, the Company recorded unrealized (losses) gains related to the investment in Hycroft of $(47.8) million and $16.1 million in investment expense (income), respectively. See Note 9—Fair Value Measurements in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I in this Form 10-Q for further information.

Debt refinancing. We enhanced liquidity through debt refinancing at lower interest rates. On February 14, 2022, we issued $950.0 million aggregate principal amount of our 7.5% First Lien Senior Secured Notes due 2029 (“First Lien Notes due 2029”), pursuant to an indenture, dated as of February 14, 2022, among us, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and collateral agent. We used the net proceeds from the sale of the notes, and cash on hand, to fund the full redemption of the then outstanding $500 million aggregate principal amount of our 10.5% First Lien Notes due 2025 (“First Lien Notes due 2025”), the then outstanding $300 million aggregate principal amount of our 10.5% First Lien Notes due 2026 (“First Lien Notes due 2026”), and the then outstanding $73.5 million aggregate principal amount of our 15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026 (“First Lien Toggle Notes due 2026”) and to pay related accrued interest, fees, costs, premiums and expenses. We recorded a loss on debt extinguishment related to this transaction of $135.0 million in other expense, during the six months ended June 30, 2022.

Second Lien Notes due 2026. During the three months ended June 30, 2022, we repurchased $72.5 million aggregate principal amounts of the Second Lien Notes due 2026 for $50.0 million and recorded a gain on extinguishment of $38.6 million in other expense (income). Accrued interest of $3.1 million was paid in connection with the repurchases.

Operating Results

The following table sets forth our consolidated revenues, operating costs and expenses:

	Three Months Ended			Six Months Ended
(In millions)	June 30, 2022	June 30, 2021	% Change	June 30, 2022	June 30, 2021	% Change
Revenues
Admissions	$651.0	$233.0	* %	$1,094.8	$302.5	* %
Food and beverage	396.7	161.5	* %	649.2	211.6	* %
Other theatre	118.7	50.2	* %	208.1	78.9	* %
Total revenues	1,166.4	444.7	* %	1,952.1	593.0	* %
Operating Costs and Expenses
Film exhibition costs	328.7	98.9	* %	518.5	120.9	* %
Food and beverage costs	64.6	26.3	* %	107.2	36.0	* %
Operating expense, excluding depreciation and amortization below	402.2	246.2	63.4%	747.0	425.9	75.4%
Rent	222.4	205.5	8.2%	445.6	397.6	12.1%
General and administrative:
Merger, acquisition and other costs	(0.3)	4.3	* %	0.1	11.0	(99.1)%
Other, excluding depreciation and amortization below	67.5	54.4	24.1%	120.6	106.2	13.6%
Depreciation and amortization	97.4	105.7	(7.9)%	196.1	219.8	(10.8)%
Operating costs and expenses	1,182.5	741.3	59.5%	2,135.1	1,317.4	62.1%
Operating loss	(16.1)	(296.6)	(94.6)%	(183.0)	(724.4)	(74.7)%
Other expense (income):
Other expense (income)	(43.7)	(42.7)	2.3%	92.6	(60.1)	* %
Interest expense:
Corporate borrowings	79.5	88.1	(9.8)%	161.5	239.6	(32.6)%
Finance lease obligations	1.0	1.4	(28.6)%	2.2	2.8	(21.4)%
Non-cash NCM exhibitor service agreement	9.8	9.4	4.3%	19.0	19.3	(1.6)%
Equity in loss of non-consolidated entities	1.0	2.7	(63.0)%	6.1	5.5	10.9%
Investment expense (income)	57.3	(6.3)	* %	(6.1)	(8.3)	(26.5)%
Total other expense, net	104.9	52.6	99.4%	275.3	198.8	38.5%
Net loss before income taxes	(121.0)	(349.2)	(65.3)%	(458.3)	(923.2)	(50.4)%
Income tax provision (benefit)	0.6	(5.2)	* %	0.7	(12.0)	* %
Net loss	(121.6)	(344.0)	(64.7)%	(459.0)	(911.2)	(49.6)%
Less: Net loss attributable to noncontrolling interests	—	(0.4)	* %	—	(0.7)	* %
Net loss attributable to AMC Entertainment Holdings, Inc.	$(121.6)	$(343.6)	(64.6)%	$(459.0)	$(910.5)	(49.6)%

*     Percentage change in excess of 100%

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Operating Data:	2022	2021	2022	2021
Screen additions	30	19	37	51
Screen acquisitions	80	62	110	62
Screen dispositions	36	39	154	102
Construction openings (closures), net	(15)	(8)	(3)	(2)
Average screens (1)	10,148	8,890	10,123	7,812
Number of screens operated	10,552	10,452	10,552	10,452
Number of theatres operated	947	928	947	928
Total number of circuit screens	10,552	10,552	10,552	10,552
Total number of circuit theatres	947	947	947	947
Screens per theatre	11.1	11.1	11.1	11.1
Attendance (in thousands) (1)	59,129	22,068	98,204	28,865
(1)	Includes consolidated theatres only and excludes screens offline due to construction and temporary suspension of operations as consequence of the COVID-19 pandemic.

Segment Operating Results

The following table sets forth our revenues, operating costs and expenses by reportable segment:

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
(In millions)	2022	2021	2022	2021	2022	2021
Revenues
Admissions	$501.2	$194.1	$149.8	$38.9	$651.0	$233.0
Food and beverage	327.3	140.8	69.4	20.7	396.7	161.5
Other theatre	79.4	39.9	39.3	10.3	118.7	50.2
Total revenues	907.9	374.8	258.5	69.9	1,166.4	444.7
Operating Costs and Expenses
Film exhibition costs	268.7	84.2	60.0	14.7	328.7	98.9
Food and beverage costs	47.8	20.3	16.8	6.0	64.6	26.3
Operating expense	295.4	187.1	106.8	59.1	402.2	246.2
Rent	167.1	155.0	55.3	50.5	222.4	205.5
General and administrative expense:
Merger, acquisition and other costs	0.4	3.5	(0.7)	0.8	(0.3)	4.3
Other, excluding depreciation and amortization below	49.5	40.0	18.0	14.4	67.5	54.4
Depreciation and amortization	76.3	78.8	21.1	26.9	97.4	105.7
Operating costs and expenses	905.2	568.9	277.3	172.4	1,182.5	741.3
Operating income (loss)	2.7	(194.1)	(18.8)	(102.5)	(16.1)	(296.6)
Other expense (income):
Other expense (income)	(38.8)	0.1	(4.9)	(42.8)	(43.7)	(42.7)
Interest expense:
Corporate borrowings	61.6	69.7	17.9	18.4	79.5	88.1
Finance lease obligations	0.2	0.2	0.8	1.2	1.0	1.4
Non-cash NCM exhibitor service agreement	9.8	9.4	—	—	9.8	9.4
Equity in loss of non-consolidated entities	0.5	0.3	0.5	2.4	1.0	2.7
Investment expense (income)	57.3	(0.8)	—	(5.5)	57.3	(6.3)
Total other expense (income), net	90.6	78.9	14.3	(26.3)	104.9	52.6
Net loss before income taxes	(87.9)	(273.0)	(33.1)	(76.2)	(121.0)	(349.2)
Income tax provision (benefit)	0.2	(3.4)	0.4	(1.8)	0.6	(5.2)
Net loss	(88.1)	(269.6)	(33.5)	(74.4)	(121.6)	(344.0)
Less: net loss attributable to noncontrolling interests	—	—	—	(0.4)	—	(0.4)
Net loss attributable to AMC Entertainment Holdings, Inc.	$(88.1)	$(269.6)	$(33.5)	$(74.0)	$(121.6)	$(343.6)

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2022	2021	2022	2021	2022	2021
Segment Operating Data:
Screen additions	12	—	18	19	30	19
Screen acquisitions	80	62	—	—	80	62
Screen dispositions	33	—	3	39	36	39
Construction openings (closures), net	(22)	(8)	7	—	(15)	(8)
Average screens (1)	7,664	7,594	2,484	1,296	10,148	8,890
Number of screens operated	7,746	7,724	2,806	2,728	10,552	10,452
Number of theatres operated	594	593	353	335	947	928
Total number of circuit screens	7,746	7,736	2,806	2,816	10,552	10,552
Total number of circuit theatres	594	594	353	353	947	947
Screens per theatre	13.0	13.0	7.9	8.0	11.1	11.1
Attendance (in thousands) (1)	43,501	17,801	15,628	4,267	59,129	22,068
(1)	Includes consolidated theatres only and excludes screens offline due to construction and temporary suspension of operations as consequence of the COVID-19 pandemic.

	U.S. Markets		International Markets		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
(In millions)	2022	2021	2022	2021	2022	2021
Revenues
Admissions	$812.0	$259.0	$282.8	$43.5	$1,094.8	$302.5
Food and beverage	521.3	188.4	127.9	23.2	649.2	211.6
Other theatre	137.7	64.6	70.4	14.3	208.1	78.9
Total revenues	1,471.0	512.0	481.1	81.0	1,952.1	593.0
Operating Costs and Expenses
Film exhibition costs	407.4	104.4	111.1	16.5	518.5	120.9
Food and beverage costs	76.5	28.8	30.7	7.2	107.2	36.0
Operating expense	536.4	329.1	210.6	96.8	747.0	425.9
Rent	333.4	291.5	112.2	106.1	445.6	397.6
General and administrative expense:
Merger, acquisition and other costs	0.6	7.2	(0.5)	3.8	0.1	11.0
Other	84.7	76.0	35.9	30.2	120.6	106.2
Depreciation and amortization	151.9	165.2	44.2	54.6	196.1	219.8
Operating costs and expenses	1,590.9	1,002.2	544.2	315.2	2,135.1	1,317.4
Operating loss	(119.9)	(490.2)	(63.1)	(234.2)	(183.0)	(724.4)
Other expense (income):
Other expense (income)	94.9	(3.4)	(2.3)	(56.7)	92.6	(60.1)
Interest expense:
Corporate borrowings	124.8	212.7	36.7	26.9	161.5	239.6
Finance lease obligations	0.3	0.4	1.9	2.4	2.2	2.8
Non-cash NCM exhibitor service agreement	19.0	19.3	—	—	19.0	19.3
Equity in (earnings) loss of non-consolidated entities (1)	0.8	1.2	5.3	4.3	6.1	5.5
Investment expense (income)	(6.1)	(2.8)	—	(5.5)	(6.1)	(8.3)
Total other expense (income), net	233.7	227.4	41.6	(28.6)	275.3	198.8
Net loss before income taxes	(353.6)	(717.6)	(104.7)	(205.6)	(458.3)	(923.2)
Income tax provision (benefit)	0.3	(7.9)	0.4	(4.1)	0.7	(12.0)
Net loss	(353.9)	(709.7)	(105.1)	(201.5)	(459.0)	(911.2)
Less: net loss attributable to noncontrolling interests	—	—	—	(0.7)	—	(0.7)
Net loss attributable to AMC Entertainment Holdings, Inc.	$(353.9)	$(709.7)	$(105.1)	$(200.8)	$(459.0)	$(910.5)

	U.S. Markets		International Markets		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2022	2021	2022	2021	2022	2021
Segment Operating Data:
Screen additions	12	31	25	20	37	51
Screen acquisitions	110	62	—	—	110	62
Screen dispositions	121	23	33	79	154	102
Construction openings (closures), net	(10)	(2)	7	—	(3)	(2)
Average screens (1)	7,643	6,995	2,480	817	10,123	7,812
Number of screens operated	7,746	7,724	2,806	2,728	10,552	10,452
Number of theatres operated	594	593	353	335	947	928
Total number of circuit screens	7,746	7,736	2,806	2,816	10,552	10,552
Total number of circuit theatres	594	594	353	353	947	947
Screens per theatre	13.0	13.0	7.9	8.0	11.1	11.1
Attendance (in thousands) (1)	69,293	24,040	28,911	4,825	98,204	28,865
(1)	Includes consolidated theatres only and excludes screens offline due to construction and temporary suspension of operations as consequence of the COVID-19 pandemic.

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

During the three months ended June 30, 2022, Adjusted EBITDA in the U.S. markets was $94.4 million compared to $(118.0) million during the three months ended June 30, 2021. The year-over-year improvement was primarily due to the decreased net loss driven by an increase in attendance primarily due to the COVID-19 pandemic impact on the prior year which resulted in the temporary suspension or limited operations at our theatres, deterred customers from attending our theatres when we resumed operations, and prompted film distributors to delay or alternatively distribute films and lifting of seat restrictions, increases in cash distributions from non-consolidated entities, partially offset by increases in operating costs due to the increase in attendance and increases in rent expense. During the three months ended June 30, 2022, Adjusted EBITDA in the International markets was $12.3 million compared to $(32.8) million during the three months ended June 30, 2021. The year-over-year improvement was primarily due to the decreased net loss driven by an increase in attendance primarily due to the COVID-19 pandemic impact on the prior year and lifting of seat restrictions, partially offset by increases in operating costs due to the increase in attendance, decreases in government assistance, increases in rent expense, increases in general and administrative expenses excluding stock-based compensation and decreases in attributable EBITDA from non-consolidated entities. During the three months ended June 30, 2022, Adjusted EBITDA in the U.S. markets and International markets was $106.7 million compared to $(150.8) million during the three months ended June 30, 2021, driven by the aforementioned factors impacting Adjusted EBITDA.

During the six months ended June 30, 2022, Adjusted EBITDA in the U.S. markets was $51.0 million compared to $(318.4) million during the six months ended June 30, 2021. The year-over-year improvement was primarily due to the decreased net loss driven by an increase in attendance primarily due to the COVID-19 pandemic impact on the prior year which resulted in the temporary suspension or limited operations at our theatres, deterred customers from attending our theatres when we resumed operations, and prompted film distributors to delay or alternatively distribute films and lifting of seat restrictions, decreases in general and administrative expenses excluding stock-based compensation, and increased cash distributions from non-consolidated entities, partially offset by increases in operating costs due to the increase in attendance, increases in rent expense and decreases in government assistance. During the six months ended June 30, 2022, Adjusted EBITDA in the International markets was $(6.0) million compared to $(127.1) million during the six months ended June 30, 2021. The year-over-year improvement was primarily due to the decreased net loss driven by an increase in attendance primarily due to the COVID-19 pandemic impact on the prior year and lifting of seat restrictions, partially offset by increases in operating costs due to the increase in attendance, decreases in government assistance, increases in rent expense, and increases in general and administrative expenses excluding stock-based compensation. During the six months ended June 30, 2022, Adjusted EBITDA in the U.S. markets and International markets was $45.0 million compared to $(445.5) million during the six months ended June 30, 2021, driven by the aforementioned factors impacting Adjusted EBITDA.

The following tables set forth our Adjusted EBITDA by reportable operating segment and our reconciliation of Adjusted EBITDA:

	Three Months Ended		Six Months Ended
Adjusted EBITDA (In millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
U.S. markets	$94.4	$(118.0)	$51.0	$(318.4)
International markets	12.3	(32.8)	(6.0)	(127.1)
Total Adjusted EBITDA	$106.7	$(150.8)	$45.0	$(445.5)

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net loss	$(121.6)	$(344.0)	$(459.0)	$(911.2)
Plus:
Income tax provision (benefit)	0.6	(5.2)	0.7	(12.0)
Interest expense	90.3	98.9	182.7	261.7
Depreciation and amortization	97.4	105.7	196.1	219.8
Certain operating expense (1)	3.9	(4.0)	6.2	(1.7)
Equity in loss of non-consolidated entities	1.0	2.7	6.1	5.5
Cash distributions from non-consolidated entities (2)	0.9	—	1.6	0.3
Attributable EBITDA (3)	(0.2)	0.7	—	(0.1)
Investment expense (income) (4)	57.3	(6.3)	(6.1)	(8.3)
Other expense (income) (5)	(35.1)	(0.3)	104.7	(5.1)
Other non-cash rent benefit (6)	(6.9)	(11.7)	(14.0)	(19.2)
General and administrative — unallocated:
Merger, acquisition and other costs (7)	(0.3)	4.3	0.1	11.0
Stock-based compensation expense (8)	19.4	8.4	25.9	13.8
Adjusted EBITDA	$106.7	$(150.8)	$45.0	$(445.5)
(1)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens, including the related accretion of interest, disposition of assets and other non-operating gains or losses included in operating expenses. We have excluded these items as they are non-cash in nature or are non-operating in nature.
(2)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. We believe including cash distributions is an appropriate reflection of the contribution of these investments to our operations.
(3)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of our equity in loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where we hold a significant market share, we believe attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. We also provide services to these theatre operators including information technology systems, certain on-screen advertising services and our gift card and package ticket program.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Equity in loss of non-consolidated entities	$1.0	$2.7	$6.1	$5.5
Less:
Equity in loss of non-consolidated entities excluding International theatre joint ventures	0.1	0.3	0.4	1.5
Equity in (loss) of International theatre joint ventures	(0.9)	(2.4)	(5.7)	(4.0)
Income tax benefit	—	0.1	—	(0.1)
Investment income	0.2	—	0.2	—
Interest expense	—	0.2	—	0.2
Impairment of long-lived assets	—	—	4.2	—
Depreciation and amortization	0.5	2.7	1.3	3.6
Other expense	—	0.1	—	0.2
Attributable EBITDA	$(0.2)	$0.7	$—	$(0.1)

(4)	Investment expense (income) during the three months ended June 30, 2022 includes deterioration in estimated fair value of the Company’s investment in common shares of Hycroft Mining Holding Corporation of $27.8 million and deterioration in estimated fair value of the Company’s investment in warrants to purchase common shares of Hycroft Mining Holding Corporation of $20.0 million. During the three months ended June 30, 2022, investment expense (income) includes deterioration in estimated fair value of the Company’s investment in NCM of $9.6 million.

Investment expense (income) during the six months ended June 30, 2022 includes appreciation in estimated fair value of the Company’s investment in common shares of Hycroft Mining Holding Corporation of $(1.0) million and appreciation in estimated fair value of the Company’s investment in warrants to purchase common shares of Hycroft Mining Holding Corporation of $(15.1) million. During the six months ended June 30, 2022, investment expense (income) includes deterioration in estimated fair value of the Company’s investment in NCM of $9.5 million.

(5)	Other expense (income) during the three months ended June 30, 2022, includes gain on debt extinguishment of $(38.6) million and foreign currency transaction losses of $3.6 million. During the three months ended June 30, 2021, other expense (income) included estimated credit income of $(3.7) million related to decreases in contingent lease guarantees, partially offset by foreign currency transaction losses of $3.4 million.

Other expense (income) during the six months ended June 30, 2022, included loss on debt extinguishment of $96.4 million and foreign currency transaction losses of $8.4 million. During the six months ended June 30, 2021, other expense (income) included foreign currency transaction gains of $(0.4) million and estimated credit income of $(5.7) million related to decreases in contingent lease guarantees, partially offset by financing fees of $1.0 million primarily related to deferred financing cost write-off for the Odeon revolving credit facility.

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

Segment Information

Our historical results of operations for the three and six months ended June 30, 2022 and June 30, 2021 reflect the results of operations for our two theatrical exhibition reportable segments, U.S. markets and International markets.

Results of Operations— For the Three Months ended June 30, 2022 Compared to the Three Months ended June 30, 2021

Condensed Consolidated Results of Operations

Revenues. Total revenues increased $721.7 million, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Admissions revenues increased $418.0 million, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to an increase in attendance from 22.1 million patrons to 59.1 million patrons and a 4.3% increase in average ticket price. The increase in attendance was primarily due to the COVID-19 pandemic impact on the prior year which resulted in the temporary suspension or limited operations at our theatres in U.S. markets and International markets, deterred customers from attending our theatres when we resumed operations, and prompted film distributors to delay or alternatively distribute films. The increase in average ticket price was primarily due to strategic pricing initiatives put in place over the prior year, increases in 3D, IMAX and Premium content and lower frequency on our A-List subscription program, partially offset by a decrease in foreign currency translation rates.

Food and beverage revenues increased $235.2 million, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to the increase in attendance, partially offset by the decrease in food and beverage per patron. Food and beverage per patron decreased 8.3% from $7.32 to $6.71 due primarily to an increase in revenues in International markets as a percentage of consolidated revenues from 12.8% during the three months ended June 30, 2021 to 17.5% during the three months ended June 30, 2022. Food and beverage per patron in International markets is much lower in our International markets than in our U.S. markets and this change in the mix of revenues resulted in a decline in consolidated food and beverage per patron along with a decrease in foreign currency translation rates. Additionally, we experienced decreases in the percentage of patrons making purchases due to attendance increases and a decrease in units sold per transaction due to the decline in private theatre rentals from the prior year. The higher number of private theatre rentals in the prior year resulted in larger party sizes and larger individual orders.

Total other theatre revenues increased $68.5 million, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to increases in ticket fees, income from gift cards and package tickets and screen and other advertising due to the increase in attendance, partially offset by the decrease in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased $441.2 million, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Film exhibition costs increased $229.8 million, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to the increase in attendance. As a percentage of admissions revenues, film exhibition costs were 50.5% for the three months ended June 30, 2022, compared to 42.4% for the three months ended June 30, 2021. The increase in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the current year, which typically results in higher film exhibition costs. Additionally, lower film exhibition costs were paid on films with shorter exclusive theatrical windows in the prior year.

Food and beverage costs increased $38.3 million, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 16.3% for the three months ended June 30, 2022 and 2021.

As a percentage of revenues, operating expense was 34.5% for the three months ended June 30, 2022, and 55.4% for the three months ended June 30, 2021 due to the very low levels of attendance in the prior year. Rent expense increased 8.2%, or $16.9 million, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, due primarily to cash rent abatements from landlords in the prior year and the opening of new theatres, partially offset by theatre closures and the decrease in foreign currency translation rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases and rent obligations of approximately $218.9 million that have been deferred to future years as of June 30, 2022.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $(0.3) million during the three months ended June 30, 2022, compared to $4.3 million during the three months ended June 30, 2021, primarily due to higher legal and professional costs in the prior year.

Other. Other general and administrative expense increased 24.1%, or $13.1 million, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021 due primarily to higher amounts of expense for stock-based compensation expense due primarily to an increase in grant date fair values for 2020 and 2021 PSU awards for the 2022 Tranche Year, partially offset by lower expectations for performance based vesting and lower expense for SPSUs that fully vested in 2021, and annual incentive plans based on the improvement in operating performance. See Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased 7.9%, or $8.3 million, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to lower depreciation expense on theatres impaired during years ended December 31, 2020 and December 31, 2021 and the decrease in foreign currency translation rates.

Other income. Other income of $43.7 million during the three months ended June 30, 2022 was primarily due to a gain on extinguishment of debt of $38.6 million related to the redemption of $72.5 million of aggregate principal amount of the Second Lien Notes due 2026, $8.5 million in government assistance related to COVID-19 and partially offset by $3.6 million of foreign currency transaction losses. Other income of $42.7 million during the three months ended June 30, 2021 was primarily due to $42.2 million in government assistance related to COVID-19, estimated credit income of $3.7 million related to decreases in contingent lease guarantees, partially offset by $3.4 million of foreign currency transaction losses. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense decreased $8.6 million to $90.3 million for the three months ended June 30, 2022 compared to $98.9 million during the three months ended June 30, 2021 primarily due to:

●	the extinguishment of $500.0 million of 10.5% First Lien Notes due 2025 on February 14, 2022;
●	the extinguishment of $300.0 million of 10.5% First Lien Notes due 2026 on February 14, 2022;
●	the extinguishment of $73.5 million of 15%/17% Cash/PIK/Toggle Second Lien Notes due 2026; and
●	the decline in foreign currency translation rates,

partially offset by:

●	the issuance of $950.0 million of 7.5% First Lien Senior Secured Notes due 2029 on February 14, 2022; and
●	increases in interest rates on the Senior Secured Credit Facility Term Loan due 2026.

Equity in loss of non-consolidated entities. Equity in loss of non-consolidated entities was $1.0 million for the three months ended June 30, 2022, compared to $2.7 million for the three months ended June 30, 2021.

Investment expense (income). Investment expense was $57.3 million for the three months ended June 30, 2022, compared to investment income of $(6.3) million for the three months ended June 30, 2021. Investment expense in the current year includes $27.8 million of decline in estimated fair value of our investment in common shares of Hycroft Mining Holding Corporation, $20.0 million of decline in estimated fair value of our investment in warrants to purchase common shares of Hycroft Mining Holding Corporation and $9.6 million decline in estimated fair value of our investment in NCM common units. Investment income includes a gain on sale of the Baltics of $5.5 million during the three months ended June 30, 2021.

Income tax provision (benefit). The income tax provision (benefit) was $0.6 million and $(5.2) million for the three months ended June 30, 2022 and June 30, 2021, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $121.6 million and $344.0 million during the three months ended June 30, 2022 and June 30, 2021, respectively. Net loss during the three months ended June 30, 2022 compared to net loss for the three months ended June 30, 2021 was positively impacted by the increase in attendance as a result of an increase in new film releases in connection with the reopening of theatres in the current year that had been temporarily closed or limited operationally due to the COVID-19 pandemic and lifting of seating restrictions, decreases in depreciation and amortization expense, decreases in interest expense, increases in other income and decreases in foreign currency translation rates, partially offset by increases in rent expense, increases in general and administrative expenses, decreases in investment income and a decrease in income tax benefit.

Theatrical Exhibition–U.S. Markets

Revenues. Total revenues increased $533.1 million, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Admissions revenues increased $307.1 million, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to an increase in attendance from 17.8 million patrons to 43.5 million patrons and a 5.7% increase in average ticket price. The increase in attendance was primarily due to the COVID-19 pandemic impact on the prior year which resulted in the temporary suspension or limited operations at our theatres in U.S. markets, deterred customers from attending our theatres when we resumed operations, and prompted film distributors to delay or alternatively distribute films. The increase in average ticket price was primarily due to increases in 3D, IMAX and Premium content and lower frequency on our A-List subscription program and strategic pricing initiatives put in place over the prior year.

Food and beverage revenues increased $186.5 million, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to the increase in attendance and partially offset by the decrease in food and beverage per patron. Food and beverage per patron decreased 4.9% from $7.91 to $7.52 due primarily to decreases in the percentage of patrons making purchases as attendance increases and a decrease in units sold per transaction due to the decline in private theatre rentals from the prior year. The higher number of private theatre rentals in the prior year resulted in larger party sizes and larger individual orders.

Total other theatre revenues increased $39.5 million, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to increases in ticket fees, income from gift cards and package tickets and screen and other advertising due to the increase in attendance.

Operating costs and expenses. Operating costs and expenses increased $336.3 million, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Film exhibition costs increased $184.5 million, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to the increase in attendance. As a percentage of admissions revenues, film exhibition costs were 53.6% for the three months ended June 30, 2022 and 43.4% for the three months ended June 30, 2021. The increase in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the current year, which typically results in higher film exhibition costs. Additionally, lower film exhibition costs were paid on films with shorter exclusive theatrical windows in the prior year.

Food and beverage costs increased $27.5 million, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 14.6% for the three months ended June 30, 2022, compared to 14.4% for the three months ended June 30, 2021.

As a percentage of revenues, operating expense was 32.5% for the three months ended June 30, 2022 and 49.9% for the three months ended June 30, 2021 due to the very low levels of attendance in the prior year. Rent expense increased 7.8%, or $12.1 million, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, due primarily to cash rent abatements from landlords in the prior year and the opening of new theatres, partially offset by theatre closures. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases and rent obligations of approximately $188.3 million that have been deferred to future years as of June 30, 2022.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.4 million during the three months ended June 30, 2022, compared to $3.5 million during the three months ended June 30, 2021, primarily due to higher legal and professional costs in the prior year.

Other. Other general and administrative expense increased 23.8%, or $9.5 million, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021 due primarily to higher amounts of expense for stock-based compensation expense due primarily to an increase in grant date fair values for 2020 and 2021 PSU awards for the 2022 Tranche Year, partially offset by lower expectations for performance based vesting and lower expense for SPSUs that fully vested in 2021, and annual incentive plans based on the improvement in operating performance. See Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased 3.2%, or $2.5 million, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to lower depreciation expense on theatres impaired during years ended December 31, 2020 and December 31, 2021.

Other expense (income). Other income of $(38.8) million during the three months ended June 30, 2022 was primarily due to a gain on extinguishment of debt of $38.6 million related to the redemption of $72.5 million of aggregate principal amount of the Second Lien Notes due 2026. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense decreased $7.7 million to $71.6 million for the three months ended June 30, 2022 compared to $79.3 million during the three months ended June 30, 2021, primarily due to:

●	the extinguishment of $500.0 million of 10.5% First Lien Notes due 2025 on February 14, 2022;
●	the extinguishment of $300.0 million of 10.5% First Lien Notes due 2026 on February 14, 2022; and
●	the extinguishment of $73.5 million of 15%/17% Cash/PIK/Toggle Second Lien Notes due 2026;

partially offset by:

●	the issuance of $950.0 million of 7.5% First Lien Senior Secured Notes due 2029 on February 14, 2022; and
●	increases in interest rates on the Senior Secured Credit Facility Term Loan due 2026.

Equity in loss of non-consolidated entities. Equity in loss of non-consolidated was $0.5 million for the three months ended June 30, 2022, compared to $0.3 million for the three months ended June 30, 2021.

Investment expense (income). Investment expense was $57.3 million for the three months ended June 30, 2022, compared to investment income of $(0.8) million for the three months ended June 30, 2021. Investment expense in the current year includes $27.8 million of decline in estimated fair value of our investment in common shares of Hycroft Mining Holding Corporation, $20.0 million of decline in estimated fair value of our investment in warrants to purchase common shares of Hycroft Mining Holding Corporation and $9.6 million decline in estimated fair value of our investment in NCM common units.

Income tax provision (benefit). The income tax provision (benefit) was $0.2 million and $(3.4) million for the three months ended June 30, 2022 and June 30, 2021, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $88.1 million and $269.6 million during the three months ended June 30, 2022 and June 30, 2021, respectively. Net loss during the three months ended June 30, 2022 compared to net loss for the three months ended June 30, 2021 was positively impacted by the increase in attendance as a result of an increase in new film releases in connection with the reopening of theatres in the current year that had been temporarily closed or limited operationally due to the COVID-19 pandemic and lifting of seating restrictions, decreases in depreciation and amortization expense, decreases in interest expense and increases in other income, partially offset by increases in rent expense, increases in general and administrative expenses, decreases in investment income and a decrease in income tax benefit.

Theatrical Exhibition - International Markets

Revenues. Total revenues increased $188.6 million, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Admissions revenues increased $110.9 million, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to an increase in attendance from 4.3 million patrons to 15.6 million patrons and a 5.2% increase in average ticket price. The increase in attendance was primarily due to the COVID-19 pandemic impact on the prior year which resulted in the temporary suspension or limited operations at our theatres in International markets, deterred customers from attending our theatres when we resumed operations, and prompted film distributors to delay or alternatively distribute films. The increase in average ticket price was primarily due to strategic pricing initiatives put in place over the prior year, partially offset by a decrease in foreign currency translation rates.

Food and beverage revenues increased $48.7 million, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to the increase in attendance, partially offset by the decrease in food and beverage per patron. Food and beverage per patron decreased 8.5% from $4.85 to $4.44 due primarily to decreases in foreign currency translation rates.

Total other theatre revenues increased $29.0 million, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to increases in ticket fees, income from gift cards and package tickets and screen advertising due to the increase in attendance, partially offset by the decrease in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased $104.9 million, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Film exhibition costs increased $45.3 million, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to the increase in attendance. As a percentage of admissions revenues, film exhibition costs were 40.1% for the three months ended June 30, 2022, compared to 37.8% for the three months ended June 30, 2021.

Food and beverage costs increased $10.8 million, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 24.2% for the three months ended June 30, 2022, compared to 29.0% for the three months ended June 30, 2021.

As a percentage of revenues, operating expense was 41.3% for the three months ended June 30, 2022, and 84.5% for the three months ended June 30, 2021 due to the very low levels of attendance in the prior year. Rent expense increased 9.5%, or $4.8 million, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, due primarily to cash rent abatements from landlords in the prior year and the opening of new theatres, partially offset by theatre closures and the decrease in foreign currency translation rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases and rent obligations of approximately $30.6 million that have been deferred to future years as of June 30, 2022.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $(0.7) million during the three months ended June 30, 2022, compared to $0.8 million during the three months ended June 30, 2021, primarily due to legal and professional costs related to strategic contingency planning in the prior year.

Other. Other general and administrative expense increased 25.0%, or $3.6 million, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021 due primarily to higher amounts of expense for stock-based compensation expense due primarily to an increase in grant date fair values for 2020 and 2021 PSU awards for the 2022 Tranche Year, partially offset by lower expectations for performance based vesting and lower expense for SPSUs that fully vested in 2021, and annual incentive plans based on the improvement in operating performance. See Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased 21.6%, or $5.8 million, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to lower depreciation expense on theatres impaired during years ended December 31, 2020 and December 31, 2021 and the decrease in foreign currency translation rates.

Other income. Other income of $4.9 million during the three months ended June 30, 2022 was primarily due to $8.5 million in government assistance related to COVID-19 and partially offset by $3.6 million of foreign currency transaction losses. Other income of $42.8 million during the three months ended June 30, 2021 was primarily due to $42.2 million in government assistance related to COVID-19, estimated credit income of $4.0 million related to decreases in contingent lease guarantees, partially offset by $3.4 million of foreign currency transaction losses. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense decreased $0.9 million to $18.7 million for the three months ended June 30, 2022 compared to $19.6 million during the three months ended June 30, 2021, primarily due to:

●	the decline in foreign currency translation rates.

 Equity in loss of non-consolidated entities. Equity in loss of non-consolidated entities was $0.5 million for the three months ended June 30, 2022, compared to $2.4 million for the three months ended June 30, 2021.

Investment income. Investment income was $0.0 million for the three months ended June 30, 2022, compared to investment income of $5.5 million for the three months ended June 30, 2021. Investment income includes a gain on sale of the Baltics of $5.5 million during the three months ended June 30, 2021.

Income tax provision (benefit). The income tax provision (benefit) was $0.4 million and $(1.8) million for the three months ended June 30, 2022 and June 30, 2021, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $33.5 million and $74.4 million during the three months ended June 30, 2022 and June 30, 2021, respectively. Net loss during the three months ended June 30, 2022 compared to net loss for the three months ended June 30, 2021 was positively impacted by the increase in attendance as a result of an increase in new film releases in connection with the reopening of theatres in the current year that had been temporarily closed due to the COVID-19 pandemic and lifting of seating restrictions, decreases in depreciation and amortization expense, decreases in interest expense, and decreases in foreign currency translation rates, partially offset by increases in rent expense, increases in general and administrative expenses, decreases in other income, decreases in investment income and a decrease in income tax benefit.

Results of Operations— For the Six Months ended June 30, 2022 Compared to the Six Months ended June 30, 2021

Condensed Consolidated Results of Operations

Revenues. Total revenues increased $1,359.1 million, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Admissions revenues increased $792.3 million, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to an increase in attendance from 28.9 million patrons to 98.2 million patrons and a 6.4% increase in average ticket price. The increase in attendance was primarily due to the COVID-19 pandemic impact on the prior year which resulted in the temporary suspension or limited operations at our theatres in U.S. markets and International markets, deterred customers from attending our theatres when we resumed operations, and prompted film distributors to delay or alternatively distribute films. The increase in average ticket price was primarily due to strategic pricing initiatives put in place over the prior year, increases in 3D, IMAX and Premium content and lower frequency on our A-List subscription program, partially offset by a decrease in foreign currency translation rates.

Food and beverage revenues increased $437.6 million, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to the increase in attendance, partially offset by the decrease in food and beverage per patron. Food and beverage per patron decreased 9.8% from $7.33 to $6.61 due primarily to an increase in revenues in International markets as a percentage of consolidated revenues from 11.0% during the six months ended June 30, 2021 to 19.7% during the six months ended June 30, 2022. Food and beverage per patron in International markets is much lower in our International markets than in our U.S. markets and this change in the mix of revenues resulted in a decline in consolidated food and beverage per patron along with a decrease in foreign currency translation rates. Additionally, we experienced a decrease in units sold per transaction due to the decline in private theatre rentals from the prior year and a decrease in the percentage of patrons making purchases due to attendance increases. The higher number of private theatre rentals in the prior year resulted in larger party sizes and larger individual orders.

Total other theatre revenues increased $129.2 million, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to increases in ticket fees, income from gift cards and package tickets and screen and other advertising due to the increase in attendance, partially offset by the decrease in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased $817.7 million, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Film exhibition costs increased $397.6 million, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to the increase in attendance. As a percentage of admissions revenues, film exhibition costs were 47.4% for the six months ended June 30, 2022, compared to 40.0% for the six months ended June 30, 2021. The increase in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the current year, which typically results in higher film exhibition costs. Additionally, lower film exhibition costs were paid on films with shorter exclusive theatrical windows in the prior year.

Food and beverage costs increased $71.2 million, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 16.5% for the six months ended June 30, 2022 and 17.0% for the six months ended June 30, 2021.

As a percentage of revenues, operating expense was 38.3% for the six months ended June 30, 2022, and 71.8% for the six months ended June 30, 2021 due to the very low levels of attendance in the prior year. Rent expense increased 12.1%, or $48.0 million, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, due primarily to cash rent abatements from landlords in the prior year and the opening of new theatres, partially offset by theatre closures and the decrease in foreign currency translation rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases and rent obligations of approximately $218.9 million that have been deferred to future years as of June 30, 2022.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.1 million during the six months ended June 30, 2022, compared to $11.0 million during the six months ended June 30, 2021, primarily due to higher legal and professional costs in the prior year.

Other. Other general and administrative expense increased 13.6%, or $14.4 million, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021 due primarily to higher amounts of expense for stock-based compensation expense due primarily to an increase in grant date fair values for 2020 and 2021 PSU awards for the 2022 Tranche Year, partially offset by lower expectations for performance based vesting and lower expense for SPSUs that fully vested in 2021 and annual incentive plans based on the improvement in operating performance. See Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased 10.8%, or $23.7 million, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to lower depreciation expense on theatres impaired during years ended December 31, 2020 and December 31, 2021 and the decrease in foreign currency translation rates.

Other expense (income). Other expense of $92.6 million during the six months ended June 30, 2022 was primarily due to a loss on extinguishment of debt of $135.0 million related to the full redemption of the $500 million aggregate principal amount of the First Lien Notes due 2025, the $300 million aggregate principal amount of the First Lien Notes due 2026, and the $73.5 million aggregate principal amount of the First Lien Toggle Notes due 2026 and $8.4 million of foreign currency transaction expense, partially offset by a gain on extinguishment of debt of $38.6 million related to the redemption of $72.5 million of aggregate principal amount of the Second Lien Notes due 2026 and $10.8 million in government assistance related to COVID-19. Other income of $60.1 million during the six months ended June 30, 2021 was primarily due to $54.6 million in government assistance related to COVID-19, foreign currency transaction gains of $0.4 million, and estimated credit income of $5.7 million related to contingent lease guarantees, partially offset by $1.0 million of financing fees related to the write-off of unamortized deferred charges on the Odeon revolver. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense decreased $79.0 million to $182.7 million for the six months ended June 30, 2022 compared to $261.7 million during the six months ended June 30, 2021 primarily due to:

●	the conversion of $600.0 million 2.95% Convertible Notes due 2026 to 44,422,860 Common Shares on January 27, 2021 that resulted in the write-off to interest expense of $70.0 million of unamortized discount and deferred charges at the date of conversion following the guidance in ASC 815-15-40-1;
●	the extinguishment of $500.0 million of 10.5% First Lien Notes due 2025 on February 14, 2022;
●	the extinguishment of $300.0 million of 10.5% First Lien Notes due 2026 on February 14, 2022;
●	the extinguishment of $73.5 million of 15%/17% Cash/PIK/Toggle Second Lien Notes due 2026; and
●	the decline in foreign currency translation rates,

partially offset by:

●	increases in interest rates on the Senior Secured Credit Facility Term Loan due 2026;
●	the issuance of $950.0 million of 7.5% First Lien Senior Secured Notes due 2029 on February 14, 2022; and
●	the issuance of £140.0 million and €296.0 million 10.75%/11.25% Cash/PIK Term Loans due 2023 on February 19, 2021.

Equity in loss of non-consolidated entities. Equity in loss of non-consolidated entities was $6.1 million for the six months ended June 30, 2022, compared to $5.5 million for the six months ended June 30, 2021.

Investment income. Investment income was $6.1 million for the six months ended June 30, 2022, compared to investment income of $8.3 million for the six months ended June 30, 2021. Investment income in the current year includes $1.0 million of appreciation in estimated fair value of our investment in common shares of Hycroft Mining Holding Corporation and $15.1 million of appreciation in estimated fair value of our investment in warrants to purchase common shares of Hycroft Mining Holding Corporation and a $9.5 million decline in estimated fair value of our investment in NCM common units. Investment income includes a gain on sale of the Baltics of $5.5 million during the six months ended June 30, 2021.

Income tax provision (benefit). The income tax provision (benefit) was $0.7 million and $(12.0) million for the six months ended June 30, 2022 and June 30, 2021, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $459.0 million and $911.2 million during the six months ended June 30, 2022 and June 30, 2021, respectively. Net loss during the six months ended June 30, 2022 compared to net loss for the six months ended June 30, 2021 was positively impacted by the increase in attendance as a result of an increase in new film releases in connection with the reopening of theatres in the current year that had been temporarily closed or limited operationally due to the COVID-19 pandemic and lifting of seating restrictions, decreases in depreciation and amortization expense, decreases in interest expense, and decreases in foreign currency translation rates, partially offset by increases in rent expense, increases in general and administrative expenses, decreases in other income, decreases in investment income and a decrease in income tax benefit.

Theatrical Exhibition–U.S. Markets

Revenues. Total revenues increased $959.0 million, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Admissions revenues increased $553.0 million, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to an increase in attendance from 24.0 million patrons to 69.3 million patrons and an 8.8% increase in average ticket price. The increase in attendance was primarily due to the COVID-19 pandemic impact on the prior year which resulted in the temporary suspension or limited operations at our theatres in U.S. markets, deterred customers from attending our theatres when we resumed operations, and prompted film distributors to delay or alternatively distribute films. The increase in average ticket price was primarily due to strategic pricing initiatives put in place over the prior year, increases in 3D, IMAX and Premium content and lower frequency on our A-List subscription program.

Food and beverage revenues increased $332.9 million, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to the increase in attendance and partially offset by the decrease in food and beverage per patron. Food and beverage per patron decreased 4.1% from $7.84 to $7.52 due primarily to a decrease in units sold per transaction due to the decline in private theatre rentals from the prior year and a decrease in the percentage of patrons making purchases due to attendance increases. The higher number of private theatre rentals in the prior year resulted in larger party sizes and larger individual orders.

Total other theatre revenues increased $73.1 million, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to increases in ticket fees, income from gift cards and package tickets and screen and other advertising due to the increase in attendance.

Operating costs and expenses. Operating costs and expenses increased $588.7 million, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Film exhibition costs increased $303.0 million, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to the increase in attendance. As a percentage of admissions revenues, film exhibition costs were 50.2% for the six months ended June 30, 2022 and 40.3% for the six months ended June 30, 2021. The increase in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the current year, which typically results in higher film exhibition costs. Additionally, lower film exhibition costs were paid on films with shorter exclusive theatrical windows in the prior year.

Food and beverage costs increased $47.7 million, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 14.7% for the six months ended June 30, 2022, compared to 15.3% for the six months ended June 30, 2021.

As a percentage of revenues, operating expense was 36.5% for the six months ended June 30, 2022 and 64.3% for the six months ended June 30, 2021 due to the low levels of attendance in the prior year. Rent expense increased 14.4%, or $41.9 million, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, due primarily to cash rent abatements from landlords in the prior year and the opening of new theatres, partially offset by theatre closures. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases and rent obligations of approximately $188.3 million that have been deferred to future years as of June 30, 2022.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.6 million during the six months ended June 30, 2022, compared to $7.2 million during the six months ended June 30, 2021, primarily due to higher legal and professional costs in the prior year.

Other. Other general and administrative expense increased 11.4%, or $8.7 million, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021 due primarily to higher amounts of expense for stock-based compensation expense due primarily to an increase in grant date fair values for 2020 and 2021 PSU awards for the 2022 Tranche Year, partially offset by lower expectations for performance based vesting and lower expense for SPSUs that fully vested in 2021, and annual incentive plans based on the improvement in operating performance. See Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased 8.1%, or $13.3 million, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to lower depreciation expense on theatres impaired during years ended December 31, 2020 and December 31, 2021.

Other expense (income). Other expense of $94.9 million during the six months ended June 30, 2022 was primarily due to a loss on extinguishment of debt of $135.0 million related to the full redemption of the $500 million aggregate principal amount of the First Lien Notes due 2025, the $300 million aggregate principal amount of the First Lien Notes due 2026, and the $73.5 million aggregate principal amount of the First Lien Toggle Notes due 2026, partially offset by a gain on extinguishment of debt of $38.6 million related to the redemption of $72.5 million of aggregate principal amount of the Second Lien Notes due 2026. Other income during the six months ended June 30, 2021 was primarily related to $4.2 million in government assistance related to COVID-19. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense decreased $88.3 million to $144.1 million for the six months ended June 30, 2022 compared to $232.4 million during the six months ended June 30, 2021, primarily due to:

●	the conversion of $600.0 million 2.95% Convertible Notes due 2026 to 44,422,860 Common Shares on January 27, 2021 that resulted in the write-off to interest expense of $70.0 million of unamortized discount and deferred charges at the date of conversion following the guidance in ASC 815-15-40-1;
●	the extinguishment of $500.0 million of 10.5% First Lien Notes due 2025 on February 14, 2022;
●	the extinguishment of $300.0 million of 10.5% First Lien Notes due 2026 on February 14, 2022; and
●	the extinguishment of $73.5 million of 15%/17% Cash/PIK/Toggle second Lien Notes due 2026,

partially offset by:

●	increases in interest rates on the Senior Secured Credit Facility Term Loan due 2026; and
●	the issuance of $950.0 million of 7.5% First Lien Senior Secured Notes due 2029 on February 14, 2022.

Equity in loss of non-consolidated entities. Equity in loss of non-consolidated entities was $0.8 million for the six months ended June 30, 2022, compared to $1.2 million for the six months ended June 30, 2021.

Investment income. Investment income was $6.1 million for the six months ended June 30, 2022, compared to investment income of $2.8 million for the six months ended June 30, 2021. Investment income in the current year includes $1.0 million of appreciation in estimated fair value of our investment in common shares of Hycroft Mining Holding Corporation and $15.1 million of appreciation in estimated fair value of our investment in warrants to purchase common shares of Hycroft Mining Holding Corporation and a $9.5 million decline in estimated fair value of our investment in NCM common units.

Income tax provision (benefit). The income tax provision (benefit) was $0.3 million and $(7.9) million for the six months ended June 30, 2022 and June 30, 2021, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $353.9 million and $709.7 million during the six months ended June 30, 2022 and June 30, 2021, respectively. Net loss during the six months ended June 30, 2022 compared to net loss for the six months ended June 30, 2021 was positively impacted by the increase in attendance as a result of an increase in new film releases in connection with the reopening of theatres in the current year that had been temporarily closed due to the COVID-19 pandemic and lifting of seating restrictions, decreases in depreciation and amortization expense, decreases in interest expense and increases in investment income, partially offset by increases in rent expense, increases in general and administrative expenses, decreases in other income and a decrease in income tax benefit.

Theatrical Exhibition - International Markets

Revenues. Total revenues increased $400.1 million, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Admissions revenues increased $239.3 million, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to an increase in attendance from 4.8 million patrons to 28.9 million patrons and an 8.4% increase in average ticket price. The increase in attendance was primarily due to the COVID-19 pandemic impact on the prior year which resulted in the temporary suspension or limited operations at our theatres in International markets, deterred customers from attending our theatres when we resumed operations, and prompted film distributors to delay or alternatively distribute films. The increase in average ticket price was primarily due to strategic pricing initiatives put in place over the prior year, partially offset by a decrease in foreign currency translation rates.

Food and beverage revenues increased $104.7 million, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to the increase in attendance, partially offset by the decrease in food and beverage per patron. Food and beverage per patron decreased 8.1% from $4.81 to $4.42 due primarily to decreases in foreign currency translation rates.

Total other theatre revenues increased $56.1 million, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to increases in ticket fees, income from gift cards and package tickets and screen advertising due to the increase in attendance, partially offset by the decrease in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased $229.0 million, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Film exhibition costs increased $94.6 million, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to the increase in attendance. As a percentage of admissions revenues, film exhibition costs were 39.3% for the six months ended June 30, 2022, compared to 37.9% for the six months ended June 30, 2021.

Food and beverage costs increased $23.5 million, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 24.0% for the six months ended June 30, 2022, compared to 31.0% for the six months ended June 30, 2021.

As a percentage of revenues, operating expense was 43.8% for the six months ended June 30, 2022, and 119.5% for the six months ended June 30, 2021 due to the very low levels of attendance in the prior year. Rent expense increased 5.7%, or $6.1 million, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, due primarily to cash rent abatements from landlords in the prior year and the opening of new theatres, partially offset by theatre closures and the decrease in foreign currency translation rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases and rent obligations of approximately $30.6 million that have been deferred to future years as of June 30, 2022.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $(0.5) million during the six months ended June 30, 2022, compared to $3.8 million during the six months ended June 30, 2021, primarily due to legal and professional costs related to strategic contingency planning in the prior year.

Other. Other general and administrative expense increased 18.9%, or $5.7 million, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021 due primarily to higher amounts of expense for stock-based compensation expense due primarily to an increase in grant date fair values for 2020 and 2021 PSU awards for the 2022 Tranche Year, partially offset by lower expectations for performance based vesting and lower expense for SPSUs that fully vested in 2021, and annual incentive plans based on the improvement in operating performance. See Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased 19.0%, or $10.4 million, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to lower depreciation expense on theatres impaired during years ended December 31, 2020 and December 31, 2021 and the decrease in foreign currency translation rates.

Other income. Other income of $2.3 million during the six months ended June 30, 2022 was primarily due to $10.8 million in government assistance related to COVID-19 and partially offset by $8.4 million of foreign currency transaction losses. Other income of $56.7 million during the six months ended June 30, 2021 was primarily due to $50.4 million in government assistance related to COVID-19 and estimated credit income of $6.0 million related to decreases in contingent lease guarantees. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense increased $9.3 million to $38.6 million for the six months ended June 30, 2022 compared to $29.3 million during the six months ended June 30, 2021, primarily due to:

●	the issuance of £140.0 million and €296.0 million 10.75%/11.25% Cash/PIK Term Loans due 2023 on February 19, 2021,

partially offset by:

●	the decline in foreign currency translation rates.

 Equity in loss of non-consolidated entities. Equity in loss of non-consolidated entities was $5.3 million for the six months ended June 30, 2022, compared to $4.3 million for the six months ended June 30, 2021.

Investment income. Investment income was $0.0 million for the six months ended June 30, 2022, compared to investment income of $5.5 million for the six months ended June 30, 2021. Investment income includes a gain on sale of the Baltics of $5.5 million during the six months ended June 30, 2021.

Income tax provision (benefit). The income tax provision (benefit) was $0.4 million and $(4.1) million for the six months ended June 30, 2022 and June 30, 2021, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $105.1 million and $201.5 million during the six months ended June 30, 2022 and June 30, 2021, respectively. Net loss during the six months ended June 30, 2022 compared to net loss for the six months ended June 30, 2021 was positively impacted by the increase in attendance as a result of an increase in new film releases in connection with the reopening of theatres in the current year that had been temporarily closed due to the COVID-19 pandemic and lifting of seating restrictions, decreases in depreciation and amortization expense, and decreases in foreign currency translation rates, partially offset by increases in rent expense, increases in general and administrative expenses, decreases in other income, increases in interest expense, decreases in investment income and a decrease in income tax benefit.

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

We had working capital surplus (deficit) (excluding restricted cash) as of June 30, 2022 and December 31, 2021 of $(428.0) million and $54.6 million, respectively. As of June 30, 2022 and December 31, 2021, working capital included operating lease liabilities of $582.2 million and $605.2 million, respectively, and deferred revenues of $373.1 million and $408.6 million, respectively. As of June 30, 2022, we had $211.1 million unused borrowing capacity, net of letters of credit, under our $225.0 million Senior Secured Revolving Credit Facility. As of December 31, 2021, we had $209.1 million unused borrowing capacity, net of letters of credit, under our $225.0 million Senior Secured Revolving Credit Facility. See Note 6—Corporate Borrowings and Finance Lease Obligations in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for a further discussion of our Financial Covenants.

As of June 30, 2022, we had cash and cash equivalents of approximately $1.0 billion. In response to the COVID-19 pandemic, we adjusted certain elements of our business strategy and took significant steps to preserve cash. We are continuing to take measures to further strengthen our financial position and enhance our operations, by minimizing non-essential costs, including reductions to our variable costs and elements of our fixed cost structure, introducing new initiatives, and optimizing our theatrical footprint.

Additionally, we enhanced future liquidity through debt refinancing at lower interest rates. See Note 6—Corporate Borrowings and Finance Lease Obligations in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

The table below summarizes net increase (decrease) in cash and cash equivalents and restricted cash by quarter for the year ended December 31, 2021:

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

The table below summarizes net decrease in cash equivalents and restricted cash by quarter for the six months ended June 30, 2022:

	Three Months Ended		Six Months Ended
	March 31,	June 30,	June 30,
(In millions)	2022	2022	2022
Cash flows from operating activities:
Net cash used in operating activities	$(295.0)	$(76.6)	$(371.6)
Cash flows from investing activities:
Net cash used in investing activities	(54.9)	(48.0)	(102.9)
Cash flows from financing activities:
Net cash used in financing activities	(76.3)	(59.7)	(136.0)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5.5)	(16.4)	(21.9)
Net decrease in cash and cash equivalents and restricted cash	(431.7)	(200.7)	(632.4)
Cash and cash equivalents and restricted cash at beginning of period	1,620.3	1,188.6	1,620.3
Cash and cash equivalents and restricted cash at end of period	$1,188.6	$987.9	$987.9

Our net cash provided by (used in) operating activities deteriorated by $341.5 million during the three months ended March 31, 2022 compared to the three months ended December 31, 2021 from $46.5 million to $(295.0) million. The decline in net cash provided by operating activities from the three months ended December 31, 2021 to the three months ended March 31, 2022 was primarily attributable to a decrease in attendance and increase in net loss and increases in seasonal working capital uses as we paid for the strong late fourth quarter 2021 results in early first quarter of 2022. Our net cash used in operating activities improved by $218.4 million during the three months ended June 30, 2022 compared to the three months ended March 31, 2022 from $(295.0) million to $(76.6) million. The improvement in net cash used in operating activities from the three months ended March 31, 2022 to the three months ended June 30, 2022 was primarily attributable to an increase in attendance and decrease in net loss and decreases in seasonal working capital uses as we will pay for the strong second quarter 2022 results in early third quarter of 2022. We have also continued to repay rent amounts that were deferred during the COVID-19 pandemic, which increases its cash outflows from operating activities. See Note 2—Leases for a summary of the estimated future repayment terms for the remaining $218.9 million of rentals that were deferred during the COVID-19 pandemic.

Our net cash used in investing activities included:

●	$34.8 million of capital expenditures and $27.9 million of investments in non-consolidated entities, partially offset by proceeds from the disposition of long-term assets of $7.2 million during the three months ended March 31, 2022.
●	$40.4 million of capital expenditures, $17.8 million for the acquisition of theatres, partially offset by proceeds of $11.4 million from the sale of securities in conjunction with the liquidation of a non-qualified deferred compensation plan during the three months ended June 30, 2022.

Our net cash used in financing activities included:

●	$955.7 million of principal and premium payments, $52.2 million of taxes paid for restricted unit withholdings, and $17.7 million of cash used to pay for deferred financing costs, partially offset by proceeds from our debt issuance of $950.0 million, during the three months ended March 31, 2022.
●	$57.9 million of principal and premium payments of, and $1.8 million of cash used to pay for deferred financing costs during the three months ended June 30, 2022.

We believe our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund our operations, satisfy our obligations, including cash outflows to repay rent amounts that were deferred during the COVID-19 pandemic planned capital expenditures, and comply with minimum liquidity and financial covenant requirements under our debt covenants related to borrowings pursuant to the Senior Secured Revolving Credit Facility and Odeon Term Loan Facility for at least the next 12 months. In order to achieve net positive operating cash flows and long-term profitability, we believe that box office revenues will need to increase significantly compared to 2021 and the combined first and second quarter of 2022 to levels in line with pre COVID-19 box office revenues. We believe the global re-opening of our theatres, the anticipated volume of titles available for theatrical release, and the anticipated broad appeal of many of those titles will support increased attendance levels. We believe that recent attendance levels are positive signs of continued demand for the moviegoing experience. For the six months ended June 30, 2022 attendance was 98.2 million patrons, a 69.3 million patron increase from the approximately 28.9 million patrons for the six months ended June 30, 2021. Our business is seasonal, with higher attendance and revenues generally occurring during the summer months and holiday seasons. However, there remain significant risks that may negatively impact attendance, including a potential resurgence of COVID-19 related restrictions, potential movie-goer reluctance to attend theatres due to concerns about the COVID-19 variant strains, movie studios release schedules, the production and theatrical release of fewer films compared to levels before the onset of the COVID-19 pandemic, and direct to streaming or other changing movie studio practices.

We entered the Ninth Amendment to the Credit Agreement, dated as of March 8, 2021, pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant (the secured leverage ratio) applicable to the Senior Secured Revolving Credit Facility from March 31, 2021 to March 31, 2022, which was further extended from March 31, 2022 to March 31, 2023 by the Eleventh Amendment, dated as of December 20, 2021, as described, and on the terms and conditions specified, therein. We are currently subject to minimum liquidity requirements of approximately $139.5 million, of which $100 million is required under the conditions for the Extended Covenant Suspension Period, as amended, under the Senior Secured Revolving Credit Facility, and £32.5 million (approximately $39.5 million) of which is required under the Odeon Term Loan Facility. Following the expiration of the Extended Covenant Suspension Period ending March 31, 2023, we will be subject to the financial covenant under the Senior Secured Revolving Credit Facility as of the last day of each quarter on which the aggregate principal amount of revolving loans and letters of credit (excluding letters of credit that are cash collateralized) in excess of $25 million outstanding under the Senior Secured Revolving Credit Facility exceeds 35% of the principal amount of commitments under the Senior Secured Revolving Credit facility then in effect, beginning with the quarter ending June 30, 2023. We currently expect we will be able to comply with this financial covenant; however, we do not anticipate the need to borrow under the Senior Secured Revolving Credit Facility during the next twelve months.

The 11.25% Odeon Term Loan due 2023 matures on August 19, 2023 during the third fiscal quarter of the our next calendar year. We are currently negotiating terms of new debt intended to refinance the existing £147.6 million and €312.2 million aggregate principal amounts of Odeon Term Loan due 2023. While we intend to fully refinance the 11.25% Odeon Term Loan due 2023 and extend current maturity dates, there are no assurances that we will be able to do so. If we are unable to refinance these amounts, the principal amounts will be reported as current maturities which may increase uncertainty regarding our ability to meet future commitments.

We or our affiliates may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

We received rent concessions provided by the lessors that aided in mitigating the economic effects of COVID-19 during the pandemic. These concessions primarily consisted of rent abatements and the deferral of rent payments. As a result, deferred lease amounts were approximately $218.9 million as of June 30, 2022. Our cash expenditures for rent increased significantly during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I in this Form 10-Q for a summary of the estimated future repayment terms for the deferred lease amounts due to COVID-19, and also a summary of the estimated future repayment terms for the minimum operating lease and finance lease amounts.

It is very difficult to estimate our liquidity requirements, future cash burn rates and future attendance levels. Depending on our assumptions regarding the timing and ability to achieve significantly increased levels of operating revenue, the estimates of amounts of required liquidity vary significantly. In order to achieve net positive operating cash flows and long-term profitability, we believe that box office revenues will need to increase significantly compared to 2021 and the combined first and second quarter of 2022 to levels in line with pre COVID-19 box office revenues. While our current cash burn rates have improved, these levels are not sustainable. Further, we cannot accurately predict what future changes may occur to the supply or release date of movie titles available for theatrical exhibition once moviegoers are prepared to return in large numbers. Nor can we know with certainty the impact on consumer movie-going behavior of studios who may choose to release movies to theatrical exhibition and their streaming platforms on the same date, or the potential attendance impact of other studio decisions to accelerate in home availability of their theatrical movies. Studio negotiations regarding evolving theatrical release models and film licensing terms are ongoing. There can be no assurance that the attendance levels and other assumptions used to estimate our liquidity requirements and future cash burn rates will be correct, and our ability to be predictive is uncertain due to the unknown magnitude and duration of the COVID-19 pandemic. Further, there can be no assurances that we will be successful in generating the additional liquidity necessary to meet our obligations beyond twelve months from the issuance of these financial statements on terms acceptable to us or at all. If we are unable to maintain or renegotiate our minimum liquidity covenant requirements, it could have a significant adverse effect on our business, financial condition and operating results.

Cash Flows from Operating Activities

Cash flows used in operating activities, as reflected in the condensed consolidated statements of cash flows, were $371.6 million and $546.7 million during the six months ended June 30, 2022 and June 30, 2021, respectively. The decrease in cash flows used in operating activities was primarily due to the increase in attendance and decrease in net loss, partially offset by increased working capital used during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 and an increase in cash paid for interest. We will also continue to repay rent amounts that were deferred during the COVID-19 pandemic, which increase cash outflows from operating activities. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I in this Form 10-Q for a summary of the estimated future repayment terms for the remaining $218.9 million of rentals that were deferred during the COVID-19 pandemic.

Cash Flows from Investing Activities

Cash flows used in investing activities, as reflected in the condensed consolidated statements of cash flows, were $102.9 million and $2.5 million during the six months ended June 30, 2022 and June 30, 2021, respectively. Cash outflows from investing activities include capital expenditures of $75.2 million and $29.8 million during the six months ended June 30, 2022 and June 30, 2021, respectively. During the six months ended June 30, 2022, cash flows used in investing activities included investment in Hycroft common stock for $25.0 million, investment in Hycroft warrants for $2.9 million, acquisition of theatre assets for $17.8 million and proceeds from the disposition of long-term assets of $7.2 million related to one property and other assets as well as proceeds of $11.4 million from the sale of securities in conjunction with the liquidation of a non-qualified deferred compensation plan.

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

We fund the costs of constructing, maintaining, and remodeling our theatres through existing cash balances, cash generated from operations, landlord contributions, or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term non-cancelable operating leases, which may require the developer, who owns the property, to reimburse us for the construction costs. We estimate that our capital expenditures, net of landlord contributions, will be approximately $150 million and $200 million for year ended December 31, 2022 to maintain and enhance operations.

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities, as reflected in the condensed consolidated statements of cash flows, were $(136.0) million and $2,066.9 million during the six months ended June 30, 2022 and June 30, 2021, respectively. Cash flows from financing activities during the six months ended June 30, 2022 was primarily due to principal and premium payments under the First Lien Notes due 2025 of $534.5 million, principal and premium payments under the First Lien Notes due 2026 of $325.6 million, principal and premium payments under the First Lien Toggle Notes due 2026 of $88.1 million, taxes paid for restricted unit withholdings of $52.2 million, repurchase of Second Lien Notes due 2026 of $50.0 million, and cash used to pay for deferred financing costs of $19.5 million, partially offset by the issuance of the First Lien Notes due 2029 of $950.0 million. See Note 6—Corporate Borrowings and Finance Lease Obligations in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information, including a summary of principal payments required and maturities of corporate borrowings as of June 30, 2022.

Cash flows provided by financing activities during the six months ended June 30, 2021 was primarily due to the borrowings under the Odeon Term Loan Facility of $534.3 million, the issuance of First Lien Toggle notes due 2026 of $100.0 million, net proceeds from the sale of Class A common stock of $1,570.8 million, and net proceeds from Class A common stock issuance to Mudrick of $230.4 million, partially offset by the repayments under the revolving credit facilities of $335.0 million, payment for deferred financing costs of $19.3 million, and principal payments under the Term Loan due 2026 of $10.0 million.

First Lien Notes due 2029. On February 14, 2022, we issued $950.0 million aggregate principal amount of our 7.5% First Lien Senior Secured Notes due 2029 (“First Lien Notes due 2029”), pursuant to an indenture, dated as of February 14, 2022, among the Company, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and collateral agent. We used the net proceeds from the sale of the notes, and cash on hand, to fund the full redemption of the then outstanding $500 million aggregate principal amount of our 10.5% First Lien Notes due 2025, the then outstanding $300 million aggregate principal amount of our 10.5% First Lien Notes due 2026, and the then outstanding $73.5 million aggregate principal amount of our 15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026 and to pay related accrued interest, fees, costs, premiums and expenses. We recorded a loss on debt extinguishment related to this transaction of $135.0 million in other expense, during the six months ended June 30, 2022. The First Lien Notes due 2029 bear cash interest at a rate of 7.5% per annum payable semi-annually in arrears on February 15 and August 15, beginning on August 15, 2022. The First Lien Notes due 2029 will mature on February 15, 2029. The First Lien Notes due 2029 are general senior secured obligations of the Company and are secured on a pari passu basis with the Senior Secured Credit Facilities.

See Note 6—Corporate Borrowings and Finance Lease Obligations in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information regarding the above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, our financial results are exposed to fluctuations in interest rates and foreign currency exchange rates. In accordance with applicable guidance, we presented a sensitivity analysis showing the potential impact to net income of changes in interest rates and foreign currency exchange rates. For the six months ended June 30, 2022 and June 30, 2021, our analysis utilized a hypothetical 100 basis-point increase or decrease to the average interest rate on our variable rate debt instruments to illustrate the potential impact to interest expense of changes in interest rates and a hypothetical 100 basis-point increase or decrease to market interest rates on our fixed rate debt instruments to illustrate the potential impact to fair value of changes in interest rates.

Similarly, for the same period, our analysis used a uniform and hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net income of changes in foreign exchange rates. These market risk instruments and the potential impacts to the condensed consolidated statements of operations are presented below.

Market risk on variable-rate financial instruments. At June 30, 2022 and June 30, 2021, we maintained Senior Secured Credit Facilities comprised of a $225.0 million revolving credit facility and $2,000.0 million of Term Loan due 2026. The Credit Agreement (which governs the Senior Secured Credit Facilities) provides for borrowings at a rate per annum equal to, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, and (b) the prime rate announced by the Administrative Agent or (2) LIBOR plus (x) in the case of the Senior Secured Term Loans, 2.0% for base rate loans or 3.0% for LIBOR loans or (y) in the case of the Senior Secured Revolving Credit Facility, an applicable margin based on the Secured Leverage Ratio (defined in the Credit Agreement). The rate in effect for the outstanding Senior Secured Term Loan due 2026 was 4.199% per annum at June 30, 2022 and 3.085% per annum at June 30, 2021.

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At June 30, 2022, we had no variable-rate borrowings outstanding under our revolving credit facilities and had an aggregate principal balance of $1,935.0 million outstanding under the Term Loan due 2026. A 100-basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facilities by $9.7 million during the six months ended June 30, 2022.

At June 30, 2021, we had no variable-rate borrowings outstanding under our revolving credit facilities and had an aggregate principal balance of $1,955.0 million outstanding under the Term Loan due 2026. A 100-basis point change in market interest rates would have increased or decreased interest expense on our Senior Secured Term Loan due 2026 by $9.8 million during the six months ended June 30, 2021.

Market risk on fixed-rate financial instruments. Included in long-term corporate borrowings at June 30, 2022 were principal amounts of $950.0 million of our First Lien Notes due 2029, $1,435.5 million of our Second Lien Notes due 2026, $505.6 million (£147.6 million and €312.2 million) of our Odeon Term Loan due 2023, $98.3 million of our Notes due 2025, $55.6 million of our Notes due 2026, $130.7 million of our Notes due 2027, and £4.0 million ($4.8 million) of our Sterling Notes due 2024. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $79.9 million and $(76.1) million, respectively, as of June 30, 2022.

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

Foreign currency exchange rate risk. We are also exposed to market risk arising from changes in foreign currency exchange ratesarising from our International markets operations. International markets revenues and operating expenses are transacted in British Pounds, Euros, Swedish Krona, and Norwegian Krone. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If any international subsidiary was to operate in a highly inflationary economy, U.S. GAAP would require that the U.S. dollar be used as the functional currency. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon the functional currencies in the International markets as of June 30, 2022, holding everything else constant, a hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net loss of changes in foreign exchange rates would increase the aggregate net loss of our International theatres for the six months ended June 30, 2022 by approximately $10.5 million. Based upon the functional currencies in the International markets as of June 30, 2021, holding everything else constant, a hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net income (loss) of changes in foreign exchange rates would decrease the aggregate net loss of our International theatres for the six months ended June 30, 2021 by approximately $20.6 million.

Our foreign currency translation rates decreased by approximately 11.2% and 8.6% for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively.

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

Item 1A. Risk Factors

Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10–K for the year ended December 31, 2021 and Part II Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, which sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. The Annual Report on Form 10-K for the year ended December 31, 2021, also includes the risk factor titled “The market prices and trading volume that our shares of Common Stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Common Stock could incur substantial losses”, which risk factor continues to apply to our Common Stock and may also apply to our Preferred Equity Units. Except as set forth below, there have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021 and Part II Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

Our business is subject to international economic, political and other risks that could negatively affect our business, results of operations and financial condition.

As a result of our international operations, 24.6% of our revenues were derived from countries outside the United States for the six months ended June 30, 2022. The success of our international operations is subject to risks that are beyond our control. Accordingly, our business is subject to risks associated with doing business internationally, including:

●	difficulties and costs of staffing and managing international operations among diverse geographies, languages and cultures;
●	the impact of regional or country-specific business cycles and economic instability;
●	the potential for political, social, or economic unrest, terrorism, hostilities, cyber-attacks or war, including the conflict between Russia and Ukraine and that Sweden and Finland (countries where we operate approximately 100 theatres) completed accession talks at NATO headquarters in Brussels on July 4, 2022 and NATO ambassadors signed the accession protocols on July 5, 2022, which could cause a deterioration in the relationship each country has with Russia, and the potential impact of financial and economic sanctions on the regional and global economy;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
*3.1	Certificate of Designations for the Series A Convertible Participating Preferred Stock.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*32.1	Section 906 Certifications of Adam M. Aron (Chief Executive Officer) and Sean D. Goodman (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

**101.INS	Inline XBRL Instance Document

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

**104	Cover Page Interactive Data File (formatted as inline XBRL and contained as Exhibit 101)

*     Filed herewith.

**   Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT HOLDINGS, INC.

Date: August 4, 2022	/s/ Adam M. Aron
Adam M. Aron
Chairman of the Board, Chief Executive Officer and President

Date: August 4, 2022	/s/ Sean D. Goodman
Sean D. Goodman
Executive Vice President, International Operations, Chief Financial Officer and Treasurer