Form 10-Q
period 2022-09-30
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2022-11-08
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

September 30,
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock	AMC	New York Stock Exchange
AMC Preferred Equity Units, each constituting a depositary share representing a 1/100th interest in a share of Series A Convertible Participating Preferred Stock	APE	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of shares outstanding as of November 8, 2022
Class A common stock	516,820,595*

*In addition, as of November 8, 2022 the issuer had 531,716,231 outstanding AMC Preferred Equity Units, each representing participating voting and economic rights in the equivalent of one (1) share of Class A common stock

AMC ENTERTAINMENT HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(In millions, except share and per share amounts)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

	(unaudited)		(unaudited)
Revenues
Admissions	$545.3	$425.1	$1,640.1	$727.6
Food and beverage	333.3	265.2	982.5	476.8
Other theatre	89.8	72.9	297.9	151.8
Total revenues	968.4	763.2	2,920.5	1,356.2
Operating costs and expenses
Film exhibition costs	263.2	176.5	781.7	297.4
Food and beverage costs	58.5	42.9	165.7	78.9
Operating expense, excluding depreciation and amortization below	400.6	321.5	1,147.6	747.4
Rent	223.2	214.9	668.8	612.5
General and administrative:
Merger, acquisition and other costs	0.3	1.4	0.4	12.4
Other, excluding depreciation and amortization below	40.6	47.5	161.2	153.7
Depreciation and amortization	96.9	103.7	293.0	323.5
Operating costs and expenses	1,083.3	908.4	3,218.4	2,225.8
Operating loss	(114.9)	(145.2)	(297.9)	(869.6)
Other expense, net:
Other expense (income)	(1.0)	(11.7)	91.6	(71.8)
Interest expense:
Corporate borrowings	85.1	88.7	246.6	328.3
Finance lease obligations	1.0	1.2	3.2	4.0
Non-cash NCM exhibitor services agreement	9.6	9.4	28.6	28.7
Equity in (earnings) loss of non-consolidated entities	(2.8)	(6.7)	3.3	(1.2)
Investment expense (income)	18.3	—	12.2	(8.3)
Total other expense, net	110.2	80.9	385.5	279.7
Net loss before income taxes	(225.1)	(226.1)	(683.4)	(1,149.3)
Income tax provision (benefit)	1.8	(1.9)	2.5	(13.9)
Net loss	(226.9)	(224.2)	(685.9)	(1,135.4)
Less: Net loss attributable to noncontrolling interests	—	—	—	(0.7)
Net loss attributable to AMC Entertainment Holdings, Inc.	$(226.9)	$(224.2)	$(685.9)	$(1,134.7)
Net loss per share:
Basic	$(0.22)	$(0.22)	$(0.66)	$(1.22)
Diluted	$(0.22)	$(0.22)	$(0.66)	$(1.22)
Average shares outstanding:
Basic (in thousands)	1,033,686	1,026,660	1,033,056	930,278
Diluted (in thousands)	1,033,686	1,026,660	1,033,056	930,278

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

	(unaudited)		(unaudited)
Net loss	$(226.9)	$(224.2)	$(685.9)	$(1,135.4)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(26.1)	(18.8)	(78.4)	(52.4)
Realized loss on foreign currency transactions reclassified into investment expense (income), net of tax	—	—	—	(0.9)
Pension adjustments:
Net gain arising during the period	0.1	—	0.3	3.8
Other comprehensive income (loss):	(26.0)	(18.8)	(78.1)	(49.5)
Total comprehensive loss	(252.9)	(243.0)	(764.0)	(1,184.9)
Comprehensive loss attributable to noncontrolling interests	—	—	—	(0.9)
Comprehensive loss attributable to AMC Entertainment Holdings, Inc.	$(252.9)	$(243.0)	$(764.0)	$(1,184.0)

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$684.6	$1,592.5
Restricted cash	21.2	27.8
Receivables, net	108.4	168.5
Other current assets	91.0	81.5
Total current assets	905.2	1,870.3
Property, net	1,750.8	1,962.5
Operating lease right-of-use assets, net	3,873.1	4,155.9
Intangible assets, net	144.8	153.4
Goodwill	2,307.4	2,429.8
Deferred tax asset, net	0.4	0.6
Other long-term assets	224.4	249.0
Total assets	$9,206.1	$10,821.5
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$230.7	$377.1
Accrued expenses and other liabilities	349.1	367.5
Deferred revenues and income	343.4	408.6
Current maturities of corporate borrowings	128.1	20.0
Current maturities of finance lease liabilities	5.7	9.5
Current maturities of operating lease liabilities	565.6	605.2
Total current liabilities	1,622.6	1,787.9
Corporate borrowings	5,197.2	5,408.0
Finance lease liabilities	50.5	63.2
Operating lease liabilities	4,246.7	4,645.2
Exhibitor services agreement	510.9	510.4
Deferred tax liability, net	31.5	31.3
Other long-term liabilities	125.7	165.0
Total liabilities	11,785.1	12,611.0
Commitments and contingencies
Stockholders’ deficit:
AMC Entertainment Holdings, Inc.'s stockholders' deficit:
Preferred stock, $.01 par value per share, 50,000,000 shares authorized; including Series A Convertible Participating Preferred Stock, 10,000,000 authorized, 5,195,206 issued and outstanding as of September 30, 2022; 5,139,791 issued and outstanding as of December 31, 2021, represented by AMC Preferred Equity Units, each representing a 1/100th interest in a share of Series A Convertible Participating Preferred Stock, of which 1,000,000,000 is authorized; 519,520,595 issued and outstanding as of September 30, 2022; 513,979,100 issued and outstanding as of December 31, 2021	0.1	0.1
Class A common stock ($.01 par value, 524,173,073 shares authorized; 516,820,595 shares issued and outstanding as of September 30, 2022; 513,979,100 shares issued and outstanding as of December 31, 2021)	5.2	5.1
Additional paid-in capital	4,831.8	4,857.4
Accumulated other comprehensive loss	(106.2)	(28.1)
Accumulated deficit	(7,309.9)	(6,624.0)
Total stockholders' deficit	(2,579.0)	(1,789.5)
Total liabilities and stockholders’ deficit	$9,206.1	$10,821.5

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In millions)	September 30, 2022	September 30, 2021

Cash flows from operating activities:	(unaudited)
Net loss	$(685.9)	$(1,135.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	293.0	323.5
Deferred income taxes	1.1	(11.6)
Loss on extinguishment of debt	96.4	14.4
Unrealized loss on investments in Hycroft	3.4	—
Unrealized loss on investments in NCM	11.1	—
Amortization of net discount (premium) on corporate borrowings to interest expense	(48.5)	10.5
Amortization of deferred financing costs to interest expense	10.0	19.5
PIK interest expense	—	116.2
Non-cash portion of stock-based compensation	22.3	18.8
Loss on disposition of assets	0.5	—
Gain on disposition of Baltics	—	(5.5)
Loss on dispositions	—	0.3
Equity in loss from non-consolidated entities, net of distributions	7.8	4.8
Landlord contributions	16.2	17.7
Other non-cash rent benefit	(20.6)	(22.2)
Deferred rent	(130.2)	(84.5)
Net periodic benefit income	(0.4)	(0.5)
Change in assets and liabilities:
Receivables	61.1	(41.8)
Other assets	(15.8)	(34.1)
Accounts payable	(138.9)	(31.2)
Accrued expenses and other liabilities	(93.1)	188.8
Other, net	15.3	(8.3)
Net cash used in operating activities	(595.2)	(660.6)
Cash flows from investing activities:
Capital expenditures	(129.7)	(53.9)
Proceeds from disposition of Baltics, net of cash and transaction costs	—	34.2
Acquisition of theatre assets	(17.8)	(5.8)
Proceeds from disposition of long-term assets	10.8	3.4
Proceeds from sale of securities	11.4	—
Investments in non-consolidated entities, net	(27.9)	(9.3)
Other, net	(0.5)	0.1
Net cash used in investing activities	(153.7)	(31.3)
Cash flows from financing activities:
Proceeds from issuance of First Lien Notes due 2029	950.0	—
Proceeds from issuance of Odeon Term Loan due 2023	—	534.3
Proceeds from First Lien Toggle Notes due 2026	—	100.0
Principal payments under First Lien Notes due 2025	(500.0)	—
Principal payments under First Lien Notes due 2026	(300.0)	(35.0)
Principal payments under First Lien Toggle Notes due 2026	(73.5)	—
Premium paid to extinguish First Lien Notes due 2025	(34.5)	—
Premium paid to extinguish First Lien Notes due 2026	(25.6)	(5.3)
Premium paid to extinguish First Lien Toggle Notes due 2026	(14.6)	—
Repurchase of Second Lien Notes due 2026	(50.0)	—
Repayments under revolving credit facilities	—	(335.0)

Scheduled principal payments under Term Loan due 2026	(15.0)	(15.0)
Net proceeds from Class A common stock issuance	—	1,570.7
Net proceeds from Class A common stock issuance to Mudrick	—	230.4
Net proceeds from AMC Preferred Equity Units issuance	7.8	—
Payments related to sale of noncontrolling interest	—	(0.4)
Principal payments under finance lease obligations	(7.9)	(6.2)
Cash used to pay for deferred financing costs	(19.3)	(19.9)
Cash used to pay dividends	(0.7)	—
Taxes paid for restricted unit withholdings	(52.2)	—
Net cash provided by (used in) financing activities	(135.5)	2,018.6
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(30.1)	(7.9)
Net increase (decrease) in cash and cash equivalents and restricted cash	(914.5)	1,318.8
Cash and cash equivalents and restricted cash at beginning of period	1,620.3	321.4
Cash and cash equivalents and restricted cash at end of period	$705.8	$1,640.2
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (including amounts capitalized of $0.1 million and $0.2 million, respectively)	$254.5	$116.6
Income taxes paid (received), net	$1.1	$(6.0)
Schedule of non-cash activities:
Investment in NCM	$15.0	$—
Construction payables at period end	$38.6	$18.0
AMC Preferred Equity Units issuance costs payable at period end	$3.5	$—

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

Temporarily suspended or limited operations. Total consolidated revenues increased $1,564.3 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase in total consolidated revenues was primarily due to the reduced impact of the COVID-19 pandemic on the current year which resulted in increased operating capacity and increased availability of films with broad consumer appeal. The following table summarizes theatre operations for the Company in 2021:

	As of	As of	As of	As of
	January 1,	March 31,	June 30,	September 30,
Theatre Operations:	2021	2021	2021	2021
Percentage of theatres operated - Domestic	66.8%	99.2%	99.8%	99.8%
Percentage of theatres operated - International	30.3%	27.3%	94.9%	99.2%
Percentage of theatres operated - Consolidated	52.9%	72.2%	98.0%	99.6%

During the nine months ended September 30, 2022, the Company operated essentially 100% of its U.S. and International theatres. As of September 30, 2022 there are no restrictions on operations in any of the U.S. or International theatres.

Liquidity. As of September 30, 2022, the Company has cash and cash equivalents of approximately $684.6 million. In response to the COVID-19 pandemic, the Company adjusted certain elements of its business strategy and took significant steps to preserve cash. The Company continues to take measures to further strengthen its financial position and enhance its operations by minimizing non-essential costs, including reductions to its variable costs and elements of its fixed cost structure, introducing new initiatives, and optimizing its theatrical footprint.

Additionally, the Company enhanced future liquidity through debt refinancing that extended maturities and repurchased debt at 69% of par value. See Note 6—Corporate Borrowings and Finance Lease Liabilities and Note 13—Subsequent Events for further information.

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

The table below summarizes net decrease in cash equivalents and restricted cash by quarter for the nine months ended September 30, 2022:

	Three Months Ended			Nine Months Ended
	March 31,	June 30,	September 30,	September 30,
(In millions)	2022	2022	2022	2022
Cash flows from operating activities:
Net cash used in operating activities	$(295.0)	$(76.6)	$(223.6)	$(595.2)
Cash flows from investing activities:
Net cash used in investing activities	(54.9)	(48.0)	(50.8)	(153.7)
Cash flows from financing activities:
Net cash provided by (used in) financing activities	(76.3)	(59.7)	0.5	(135.5)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5.5)	(16.4)	(8.2)	(30.1)
Net decrease in cash and cash equivalents and restricted cash	(431.7)	(200.7)	(282.1)	(914.5)
Cash and cash equivalents and restricted cash at beginning of period	1,620.3	1,188.6	987.9	1,620.3
Cash and cash equivalents and restricted cash at end of period	$1,188.6	$987.9	$705.8	$705.8

The Company’s net cash provided by (used in) operating activities deteriorated by $341.5 million during the three months ended March 31, 2022 compared to the three months ended December 31, 2021 from $46.5 million to $(295.0) million. The decline in net cash provided by operating activities from the three months ended December 31, 2021 to the three months ended March 31, 2022 was primarily attributable to a decrease in attendance and increase in net loss and increases in seasonal working capital uses as the Company paid for the strong late fourth quarter 2021 results in early first quarter of 2022. The Company’s net cash used in operating activities improved by $218.4 million during the three months ended June 30, 2022 compared to the three months ended March 31, 2022 from $(295.0) million to $(76.6) million. The improvement in net cash used in operating activities from the three months ended March 31, 2022 to the three months ended June 30, 2022 was primarily attributable to an increase in attendance and decrease in net loss and decreases in seasonal working capital uses as the Company paid for the strong second quarter 2022 results in early third quarter of 2022. The Company’s net cash used in operating activities deteriorated by $(147.0) million during the three months ended September 30, 2022 compared to the three months ended June 30, 2022 from $(76.6) million to $(223.6) million. The deterioration in net cash provided by operating activities from the three months ended June 30, 2022 to the three months ended September 30, 2022 was primarily attributable to a decrease in attendance and increase in net loss and increases in seasonal working capital uses as the Company paid for the second quarter 2022 expenses in the third quarter of 2022. The Company has also continued to repay rent amounts that were deferred during the COVID-19 pandemic, which increases its cash outflows from operating activities. See Note 2—Leases for a summary of the estimated future repayment terms for the remaining $195.8 million of rentals that were deferred during the COVID-19 pandemic.

The Company’s net cash used in investing activities included:

●	$34.8 million of capital expenditures and $27.9 million of investments in non-consolidated entities, partially offset by proceeds from the disposition of long-term assets of $7.2 million during the three months ended March 31, 2022.
●	$40.4 million of capital expenditures, $17.8 million for the acquisition of theatres, partially offset by proceeds of $11.4 million from the sale of securities in conjunction with the liquidation of a non-qualified deferred compensation plan during the three months ended June 30, 2022.
●	$54.5 million of capital expenditures, partially offset by proceeds from the disposition of long-term assets of $3.6 million during the three months ended September 30, 2022.

The Company’s net cash used in financing activities included:

●	$955.7 million of principal and premium payments, $52.2 million of taxes paid for restricted unit withholdings, and $17.7 million of cash used to pay for deferred financing costs, partially offset by proceeds from the Company’s debt issuance of $950.0 million, during the three months ended March 31, 2022.
●	$57.9 million of principal and premium payments, $1.1 million of cash used to pay for deferred financing costs, and $0.7 million of AMC Preferred Equity Unit issuance costs during the three months ended June 30, 2022.
●	$7.4 million of principal payments and $0.5 million of cash used to pay deferred financing costs, partially offset by $8.5 million of net proceeds from AMC Preferred Equity Units issuance during the three months ended September 30, 2022.

The Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations, satisfy its obligations, including cash outflows to repay rent amounts that were deferred during the COVID-19 pandemic and planned capital expenditures, and comply with minimum liquidity and financial covenant requirements under its debt covenants related to borrowings pursuant to the Senior Secured Revolving Credit Facility for at least the next 12 months. In order to achieve net positive operating cash flows and long-term profitability, the Company believes that box office revenues will need to increase significantly compared to 2021 and the combined first, second, and third quarter of 2022 to levels in line with pre COVID-19 box office revenues. The Company believes the global re-opening of its theatres, the anticipated volume of titles available for theatrical release, and the anticipated broad appeal of many of those titles will support increased attendance levels. The Company believes that recent attendance levels are positive signs of continued demand for the moviegoing experience. For the nine months ended September 30, 2022 attendance was 151.4 million patrons, an 82.5 million patron increase from the approximately 68.9 million patrons for the nine months ended September 30, 2021. However, these attendance levels are still significantly below pre COVID-19 levels. The Company’s business is seasonal, with higher attendance and revenues generally occurring during the summer months and holiday seasons. The Company’s cash resources and needs will continue to be impacted during the fourth quarter by interest payments, deferred rent payments and the cash used in part to repay in full the Odeon Term Loan Facility. If anticipated levels of attendance during the fourth quarter holiday season and beyond do not materialize, the rate of cash burn will be higher than expected. Moreover, it is difficult to predict future attendance levels and there remain significant risks that may negatively impact attendance, including a potential resurgence of COVID-19 related restrictions, potential movie-goer reluctance to attend theatres due to concerns about COVID-19 variant strains, movie studios release schedules, the production and theatrical release of fewer films compared to levels before the onset of the COVID-19 pandemic, and direct to streaming or other changing movie studio practices.

The Company currently estimates that its existing cash and cash equivalents will be sufficient to comply with minimum liquidity and financial covenant requirements under its debt covenants related to borrowings pursuant to the Senior Secured Revolving Credit Facility, currently and through the next twelve months. The Company entered the Ninth Amendment to the Credit Agreement, dated as of March 8, 2021, pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant (the secured leverage ratio) applicable to the Senior Secured Revolving Credit Facility from March 31, 2021 to March 31, 2022, which was further extended from March 31, 2022 to March 31, 2023 by the Eleventh Amendment, dated as of December 20, 2021, as described, and on the terms and conditions specified, therein. As of September 30, 2022, the Company was subject to minimum liquidity requirements of approximately $136.2 million, of which $100 million is required under the conditions for the Extended Covenant Suspension Period, as amended, under the Senior Secured Revolving Credit Facility, and £32.5 million (approximately $36.2 million) of which is required under the Odeon Term Loan Facility. The Company was released from the Odeon Term Loan Facility minimum liquidity requirement on October 20, 2022, following the complete repayment of the loan. There is no minimum liquidity requirement with the new Odeon Notes due 2027. See Note 13—Subsequent Events for more information. Following the expiration of the Extended Covenant Suspension Period ending March 31, 2023, the Company will be subject to the financial covenant under the Senior Secured Revolving Credit Facility beginning with the quarter ending June 30, 2023. The Company currently expects it will be able to comply with this financial covenant; however, the Company’s ability to comply will depend on projected increased levels of theatre attendance.

The 11.25% Odeon Term Loan Facility due 2023 (“Odeon Term Loan Facility”) was to mature on August 19, 2023, during the third fiscal quarter of the Company’s next calendar year.  On October 20, 2022, the Company completely repaid the Odeon Term Loan Facility using existing cash and $363.0 million net proceeds from the issuance of new senior secured notes. Accordingly, the Company has classified $363.0 million of the Odeon Term Loan Facility as a long-term liability in the condensed consolidated balance sheets. The remaining $108.1 million of principal has been classified as a current liability. See Note 13—Subsequent Events for more information.

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

The Company received rent concessions provided by the lessors that aided in mitigating the economic effects of COVID-19 during the pandemic. These concessions primarily consisted of rent abatements and the deferral of rent payments. As a result, deferred lease amounts were approximately $195.8 million as of September 30, 2022. Including repayments of deferred lease amounts, the Company’s cash expenditures for rent increased significantly during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. See Note 2—Leases for a summary of the estimated future repayment terms for the deferred lease amounts due to COVID-19 and also a summary of the estimated future repayment terms for the minimum operating lease and finance lease amounts.

AMC Preferred Equity Units. On August 4, 2022, the Company announced that its Board of Directors declared a special dividend of one AMC Preferred Equity Unit (an “AMC Preferred Equity Unit”) for each share of Class A common stock outstanding at the close of business on August 15, 2022, the record date. The dividend was paid at the close of business on August 19, 2022 to investors who held Class A common stock as of August 22, 2022, the ex-dividend date.

Each AMC Preferred Equity Unit is a depositary share and represents an interest in one one-hundredth (1/100th) of a share of Series A Convertible Participating Preferred Stock evidenced by a depositary receipt pursuant to a deposit agreement. The Company has 50,000,000 Preferred Stock shares authorized, 10,000,000 of which have currently been allocated and 5,195,206 have been issued under the depositary agreement as Series A Convertible Participating Preferred Stock, leaving 40,000,000 unallocated Preferred Stock shares. Each AMC Preferred Equity Unit is designed to have the same economic and voting rights as a share of Class A common stock. Trading of the AMC Preferred Equity Units on the New York Stock Exchange (the “NYSE”) began on August 22, 2022 under the ticker symbol “APE”. Due to the characteristics of the AMC Preferred Equity Units, the special dividend had the effect of a stock split pursuant to ASC 505-20-25-4. Accordingly, all references made to share, per share, or common share amounts in the accompanying consolidated financial statements and applicable disclosures include Class A common stock and AMC Preferred Equity Units and have been retroactively adjusted to reflect the effects of the special dividend as a stock split. See Note 7—Stockholders’ Equity and Note 12—Loss Per Share.

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

Principles of consolidation. The accompanying unaudited condensed consolidated financial statements include the accounts of AMC, as discussed above, and should be read in conjunction with the Company’s Annual Report on Form 10–K for the year ended December 31, 2021. The accompanying condensed consolidated balance sheet as of December 31, 2021, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10–Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations. All significant intercompany balances and transactions have been eliminated in consolidation. Due to the seasonal nature of the Company’s business and the recovery of the industry from the global COVID-19 pandemic, results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022. The Company manages its business under two reportable segments for its theatrical exhibition operations, U.S. markets and International markets.

Cash and equivalents. At September 30, 2022, cash and cash equivalents for the U.S. markets and International markets were $583.5 million and $101.1 million respectively, and at December 31, 2021, cash and cash equivalents were $1,311.4 million and $281.1 million, respectively.

Restricted cash. Restricted cash is cash held in the Company’s bank accounts in International markets as a guarantee for certain landlords.

Accumulated other comprehensive loss. The following table presents the change in accumulated other comprehensive loss by component:

	Foreign
(In millions)	Currency	Pension Benefits	Total
Balance December 31, 2021	$(19.0)	$(9.1)	$(28.1)
Other comprehensive income (loss)	(78.4)	0.3	(78.1)
Balance September 30, 2022	$(97.4)	$(8.8)	$(106.2)

Accumulated depreciation and amortization. Accumulated depreciation was $2,716.4 million and $2,583.4 million at September 30, 2022 and December 31, 2021, respectively, related to property. Accumulated amortization of intangible assets was $42.1 million and $41.2 million at September 30, 2022 and December 31, 2021, respectively.

Other expense (income). The following table sets forth the components of other expense (income):

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Decreases related to contingent lease guarantees	$(0.1)	$—	$(0.2)	$(5.7)
Governmental assistance due to COVID-19 - International markets	(5.4)	(24.7)	(16.2)	(75.1)
Governmental assistance due to COVID-19 - U.S. markets	(1.6)	(0.4)	(2.7)	(4.6)
Foreign currency transaction (gains) losses	6.3	(0.7)	14.7	(1.1)
Non-operating components of net periodic benefit income	(0.2)	(0.3)	(0.4)	(0.7)
Loss on extinguishment of debt	—	14.4	96.4	14.4
Financing fees related to modification of debt agreements	—	—	—	1.0
Total other expense (income)	$(1.0)	$(11.7)	$91.6	$(71.8)

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

A summary of deferred payment amounts related to rent obligations for which payments were deferred to future periods are provided below:

	As of		As of
	December 31,	Decrease	September 30,
(In millions)	2021	in deferred amounts	2022
Fixed operating lease deferred amounts (1)	$299.3	$(115.4)	$183.9
Finance lease deferred amounts	2.4	(1.2)	1.2
Variable lease deferred amounts	13.4	(2.7)	10.7
Total deferred lease amounts	$315.1	$(119.3)	$195.8
(1)	During the nine months ended September 30, 2022, the decrease in fixed operating lease deferred amounts includes $114.7 million of decreases in the deferred balances as of December 31, 2021 related to payments and abatements.

The following table reflects the lease costs for the periods presented:

		Three Months Ended		Nine Months Ended
		September 30,	September 30,	September 30,	September 30,
(In millions)	Consolidated Statements of Operations	2022	2021	2022	2021
Operating lease cost
Theatre properties	Rent	$202.0	$186.4	$608.9	$552.6
Theatre properties	Operating expense (income)	1.5	0.7	4.1	0.8
Equipment	Operating expense	2.7	3.4	7.4	8.0
Office and other	General and administrative: other	1.3	1.4	4.0	4.1
Finance lease cost
Amortization of finance lease assets	Depreciation and amortization	0.6	1.1	2.0	3.7
Interest expense on lease liabilities	Finance lease obligations	0.9	1.2	3.1	4.0
Variable lease cost
Theatre properties	Rent	21.2	28.5	59.9	59.9
Equipment	Operating expense	13.4	7.9	44.8	12.9
Total lease cost		$243.6	$230.6	$734.2	$646.0

Cash flow and supplemental information is presented below:

	Nine Months Ended
	September 30,	September 30,
(In millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$(2.9)	$(2.1)
Operating cash flows used in operating leases	(775.9)	(609.8)
Financing cash flows used in finance leases	(7.9)	(6.2)

Landlord contributions:
Operating cashflows provided by operating leases	16.2	17.7
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	220.8	176.0
(1)	Includes lease extensions and option exercises.

The following table represents the weighted-average remaining lease term and discount rate as of September 30, 2022:

	As of September 30, 2022
	Weighted Average	Weighted Average
	Remaining	Discount
Lease Term and Discount Rate	Lease Term (years)	Rate
Operating leases	9.5	9.9%
Finance leases	13.6	6.5%

Minimum annual payments, including deferred lease payments less contractual rent amounts due and not paid that were recorded in accounts payable, that are recorded as operating and finance lease liabilities and the net present value thereof as of September 30, 2022 are as follows:

	Operating Lease	Financing Lease
(In millions)	Payments (2)	Payments (2)
Three months ending December 31, 2022 (1)	$251.7	$2.7
2023 (1)	947.7	8.5
2024	830.2	7.6
2025	783.3	6.9
2026	721.0	6.8
2027	651.0	6.8
Thereafter	3,227.2	47.1
Total lease payments	7,412.1	86.4
Less imputed interest	(2,599.8)	(30.2)
Total operating and finance lease liabilities, respectively	$4,812.3	$56.2

(1)	The minimum annual payments table above does not include contractual cash rent amounts that were due and not paid, which are recorded in accounts payable as shown below, including estimated repayment dates:

Accounts Payable
(In millions)	Lease Payments
Three months ended December 31, 2022	$26.9
Three months ended March 31, 2023	5.6
Total deferred lease amounts recorded in AP	$32.5

(2)	The minimum annual payments table above includes deferred undiscounted cash rent amounts that were due and not paid related to operating and finance leases, as shown below:

	Operating Lease	Financing Lease
(In millions)	Payments	Payments
Three months ended December 31, 2022	$30.5	$0.3
2023	82.2	0.4
2024	15.8	—
2025	5.7	—
2026	4.2	—
2027	3.4	—
Thereafter	20.8	—
Total deferred lease amounts	$162.6	$0.7

As of September 30, 2022, the Company had signed additional operating lease agreements for three theatres that have not yet commenced with minimum annual payments of approximately $64.6 million, which are expected to commence between years 2022 and 2024 and carry lease terms ranging from 11 to 20 years. The timing of lease commencement is dependent on the landlord providing the Company with control and access to the related facility.

NOTE 3—REVENUE RECOGNITION

Disaggregation of revenue. Revenue is disaggregated in the following tables by major revenue types and by timing of revenue recognition:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Major revenue types
Admissions	$545.3	$425.1	$1,640.1	$727.6
Food and beverage	333.3	265.2	982.5	476.8
Other theatre:
Screen advertising	29.0	23.3	90.2	59.9
Other	60.8	49.6	207.7	91.9
Other theatre	89.8	72.9	297.9	151.8
Total revenues	$968.4	$763.2	$2,920.5	$1,356.2

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Timing of revenue recognition
Products and services transferred at a point in time	$884.5	$693.1	$2,675.3	$1,234.0
Products and services transferred over time(1)	83.9	70.1	245.2	122.2
Total revenues	$968.4	$763.2	$2,920.5	$1,356.2
(1)	Amounts primarily include subscription and advertising revenues.

The following tables provide the balances of receivables and deferred revenue income:

(In millions)	September 30, 2022	December 31, 2021
Current assets
Receivables related to contracts with customers	$27.2	$85.4
Miscellaneous receivables	81.2	83.1
Receivables, net	$108.4	$168.5

(In millions)	September 30, 2022	December 31, 2021
Current liabilities
Deferred revenue related to contracts with customers	$340.6	$405.1
Miscellaneous deferred income	2.8	3.5
Deferred revenue and income	$343.4	$408.6

The significant changes in contract liabilities with customers included in deferred revenues and income are as follows:

Deferred Revenues
Related to Contracts
(In millions)	with Customers
Balance December 31, 2021	$405.1
Cash received in advance(1)	168.2
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	11.3
Food and beverage (2)	16.3
Other theatre (2)	(0.2)
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(159.5)
Food and beverage (3)	(43.7)
Other theatre (4)	(54.5)
Foreign currency translation adjustment	(2.4)
Balance September 30, 2022	$340.6

(1)	Includes movie tickets, food and beverage, gift cards, exchange tickets, and AMC Stubs® loyalty membership fees.

(2)	Amount of rewards accumulated, net of expirations, that are attributed to AMC Stubs® and other loyalty programs.

(3)	Amount of rewards redeemed that are attributed to gift cards, exchange tickets, movie tickets, AMC Stubs® loyalty programs and other loyalty programs.

(4)	Amounts relate to income from non-redeemed or partially redeemed gift cards, non-redeemed exchange tickets, AMC Stubs® loyalty membership fees and other loyalty programs.

The significant changes to contract liabilities included in the exhibitor services agreement in the condensed consolidated balance sheets, are as follows:

Exhibitor Services
(In millions)	Agreement (1)
Balance December 31, 2021	$510.4
Common Unit Adjustment–additions of common units	15.0
Reclassification of portion of the beginning balance to other theatre revenue, as the result of performance obligations satisfied	(14.5)
Balance September 30, 2022	$510.9
(1)	Represents the carrying amount of the National CineMedia, LLC (“NCM”) common units that were previously received under the annual Common Unit Adjustment (“CUA”). The deferred revenues are being amortized to other theatre revenues over the remainder of the 30-year term of the Exhibitor Service Agreement (“ESA”) ending in February 2037.

Gift cards and exchange tickets. The total amount of non-redeemed gift cards and exchange tickets included in deferred revenues and income in the condensed consolidated balance sheet as of September 30, 2022 was $261.3 million. This will be recognized as revenues as the gift cards and exchange tickets are redeemed or as the non-redeemed gift card and exchange ticket revenues are recognized in proportion to the pattern of actual redemptions, which is estimated to occur over the next 24 months.

Loyalty programs. As of September 30, 2022, the amount of deferred revenues allocated to the loyalty programs included in deferred revenues and income in the condensed consolidated balance sheet was $66.5 million. The earned points will be recognized as revenue as the points are redeemed, which is estimated to occur over the next 24 months. The AMC Stubs® annual membership fee is recognized ratably over the one-year membership period.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 4—GOODWILL

The following table summarizes the changes in goodwill by reporting unit for the nine months ended September 30, 2022:

(In millions)	Domestic Theatres	International Theatres	Total
Balance December 31, 2021	$1,796.5	$633.3	$2,429.8
Currency translation adjustment	—	(122.4)	(122.4)
Balance September 30, 2022	$1,796.5	$510.9	$2,307.4

NOTE 5—INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the condensed consolidated balance sheets in other long-term assets. Investments in non-consolidated affiliates as of September 30, 2022 include interests in Digital Cinema Distribution Coalition, LLC (“DCDC”) of 14.6%, AC JV, LLC (“AC JV”), owner of Fathom Events, of 32.0%, SV Holdco LLC (“SV Holdco”), owner of Screenvision, of 18.4%, Digital Cinema Media Ltd. (“DCM”) of 50.0%, and Saudi Cinema Company LLC (“SCC”) of 10.0%. The Company also has partnership interests in three U.S. motion picture theatres (“Theatre Partnerships”) and approximately 50.0% interests in 56 theatres in Europe. Indebtedness held by equity method investees is non-recourse to the Company. During the three months ended September 30, 2022 and September 30, 2021, the Company recorded equity in (earnings) loss of non-consolidated entities of $(2.8) million and $(6.7) million, respectively. During the nine months ended September 30, 2022 and September 30, 2021, the Company recorded equity in (earnings) loss of non-consolidated entities of $3.3 million and $(1.2) million, respectively.

Related party transactions with equity method investees. At September 30, 2022 and December 31, 2021, the Company recorded net receivable amounts due from equity method investees of $1.0 million and $2.6 million, respectively, primarily related to on-screen advertising revenue, projector warranty expenditures and other transactions. The Company recorded related party transactions with equity method investees in other revenues, film exhibition costs, and operating expenses (income) of $4.3 million, $3.1 million and $0 million, respectively, during the three months ended September 30, 2022, and $2.8 million, $1.4 million, and $0 million, respectively, during the three months ended September 30, 2021. The Company recorded related party transactions with equity method investees in other revenues, film exhibition costs, and operating expenses of $16.3 million, $6.5 million, and $0 million, respectively, during the nine months ended September 30, 2022, and $4.6 million, $2.1 million, and $0.1 million, respectively, during the nine months ended September 30, 2021.

Investment in Hycroft

On March 14, 2022, the Company purchased 23.4 million units of Hycroft Mining Holding Corporation (NASDAQ: HYMC) (“Hycroft”), for $27.9 million, with each unit consisting of one common share of Hycroft and one common share purchase warrant. The units were priced at $1.193 per unit. Each warrant is exercisable for one common share of Hycroft at a price of $1.068 per share over a 5-year term through March 2027. Hycroft filed a resale registration statement to register the common shares and warrant shares for sale under the Securities Act on April 14, 2022 which became effective on June 2, 2022. The Company accounts for the common shares of Hycroft under the equity method and has elected the fair value option in accordance with ASC 825-10. The Company accounts for the warrants as derivatives in accordance with ASC 815. Accordingly, the fair value of the investments in Hycroft are remeasured at each subsequent reporting period and unrealized gains and losses are reported in investment income. The Company believes the fair value option to be the most appropriate election for this equity method investment as the Company is not entering the mining business. During the three and nine months ended September 30, 2022, the Company recorded unrealized losses in investment income of $19.5 million and $3.4 million, respectively. See Note 9—Fair Value Measurements for fair value information and the asset value for investments in Hycroft measured under the fair value option as well as the total asset value for other equity method investments.

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

In March 2022, the NCM CUA resulted in a positive adjustment of 5,954,646 common units for the Company. The Company received the units and recorded the common units as an addition to deferred revenues for the ESA at fair value of $15.0 million, based upon a price per share of National CineMedia, Inc. (“NCM, Inc.”) of $2.52 on March 30, 2022. During the three and nine months ended September 30, 2022, the Company recorded unrealized losses in investment expense of $1.6 million and $11.1 million, respectively. See Note 9—Fair Value Measurements for information regarding the fair value measurement on September 30, 2022.

NOTE 6—CORPORATE BORROWINGS AND FINANCE LEASE LIABILITIES

A summary of the carrying value of corporate borrowings and finance lease liabilities is as follows:

(In millions)	September 30, 2022	December 31, 2021
First Lien Secured Debt:
Senior Secured Credit Facility-Term Loan due 2026 (5.756% as of September 30, 2022 and 3.103% as of December 31, 2021)	$1,930.0	$1,945.0
10.75% in Year 1, 11.25% thereafter Cash/PIK Odeon Term Loan Facility due 2023 (£147.6 million and €312.2 million par value as of September 30, 2022)	471.1	552.6
7.5% First Lien Notes due 2029	950.0	—
10.5% First Lien Notes due 2025	—	500.0
10.5% First Lien Notes due 2026	—	300.0
15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026	—	73.5
Second Lien Secured Debt:
10%/12% Cash/PIK/Toggle Second Lien Subordinated Notes due 2026	1,435.5	1,508.0
Subordinated Debt:
6.375% Senior Subordinated Notes due 2024 (£4.0 million par value as of September 30, 2022)	4.4	5.4
5.75% Senior Subordinated Notes due 2025	98.3	98.3
5.875% Senior Subordinated Notes due 2026	55.6	55.6
6.125% Senior Subordinated Notes due 2027	130.7	130.7
Total principal amount of corporate borrowings	$5,075.6	$5,169.1
Finance lease liabilities	56.2	72.7
Deferred financing costs	(32.4)	(39.1)
Net premium (1)	282.1	298.0
Total carrying value of corporate borrowings and finance lease liabilities	$5,381.5	$5,500.7
Less:
Current maturities corporate borrowings	(128.1)	(20.0)
Current maturities finance lease liabilities	(5.7)	(9.5)
Total noncurrent carrying value of corporate borrowings and finance lease liabilities	$5,247.7	$5,471.2

(1)	The following table provides the net premium (discount) amounts of corporate borrowings:

	September 30,	December 31,
(In millions)	2022	2021
10%/12% Cash/PIK/Toggle Second Lien Subordinated Notes due 2026	$292.9	$364.6
15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026	—	(16.8)
10.5% First Lien Notes due 2026	—	(24.5)
10.5% First Lien Notes due 2025	—	(7.2)
Senior Secured Credit Facility-Term Loan due 2026	(5.1)	(6.1)
10.75% in Year 1, 11.25% thereafter Cash/PIK Odeon Term Loan Facility due 2023	(5.8)	(12.1)
6.375% Senior Subordinated Notes due 2024	0.1	0.1
	$282.1	$298.0

The following table provides the principal payments required and maturities of corporate borrowing as of September 30, 2022:

Principal
Amount of
Corporate
(In millions)	Borrowings
Three months ended December 31, 2022	$5.0
2023 (1)	128.1
2024	24.4
2025	118.3
2026	3,356.1
2027 (1)	493.7
Thereafter	950.0
Total	$5,075.6
(1)	$108.1 million principal of the Odeon Term Loan Facility is included in 2023 maturities and the remaining $363.0 million is included in 2027. The Odeon Term Loan Facility was refinanced on October 20th 2022. See Note 13 – Subsequent Events for more information

First Lien Notes due 2029

On February 14, 2022, the Company issued $950.0 million aggregate principal amount of its 7.5% First Lien Senior Secured Notes due 2029 (“First Lien Notes due 2029”), pursuant to an indenture, dated as of February 14, 2022, among the Company, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and collateral agent. The Company used the net proceeds from the sale of the notes, and cash on hand, to fund the full redemption of the then outstanding $500 million aggregate principal amount of the Company’s 10.5% First Lien Notes due 2025 (“First Lien Notes due 2025”), the then outstanding $300 million aggregate principal amount of the Company’s 10.5% First Lien Notes due 2026 (“First Lien Notes due 2026”), and the then outstanding $73.5 million aggregate principal amount of the Company’s 15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026 (“First Lien Toggle Notes due 2026”) and to pay related accrued interest, fees, costs, premiums and expenses. The Company recorded a loss on debt extinguishment related to this transaction of $135.0 million in other expense, during nine months ended September 30, 2022. The deferred charges will be amortized to interest expense over the term of the First Lien Notes due 2029 using the effective interest method.

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

Second Lien Notes due 2026

During the nine months ended September 30, 2022, the Company repurchased $72.5 million aggregate principal amounts of the Second Lien Notes due 2026 for $50.0 million and recorded a gain on extinguishment of $38.6 million in other expense (income). Accrued interest of $3.1 million was paid in connection with the repurchases.

Odeon Term Loan Facility due 2023

The 11.25% Odeon Term Loan Facility due 2023 (“Odeon Term Loan Facility”) was to mature on August 19, 2023 during the third fiscal quarter of the Company’s next calendar year. On October 20, 2022 the Company completely repaid the Odeon Term Loan Facility using existing cash and $363.0 million net proceeds from the issuance of new senior secured notes. Accordingly, the Company has classified $363.0 million of the Odeon Term Loan Facility as a long-term liability in the condensed consolidated balance sheets. The remaining $108.1 million of principal has been classified as a current liability. See Note 13—Subsequent Events for more information.

Financial Covenants

The Company currently estimates that its existing cash and cash equivalents will be sufficient to comply with minimum liquidity and financial covenant requirements under its debt covenants related to borrowings pursuant to the Senior Secured Revolving Credit Facility, currently and through the next twelve months. The Company entered the Ninth Amendment to the Credit Agreement, dated as of March 8, 2021, pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant (the secured leverage ratio) applicable to the Senior Secured Revolving Credit Facility from March 31, 2021 to March 31, 2022, which was further extended from March 31, 2022 to March 31, 2023 by the Eleventh Amendment, dated as of December 20, 2021, as described, and on the terms and conditions specified, therein. As of September 30, 2022 the Company was subject to minimum liquidity requirements of approximately $136.2 million, of which $100 million is required under the conditions for the Extended Covenant Suspension Period, as amended, under the Senior Secured Revolving Credit Facility, and £32.5 million (approximately $36.2 million) of which is required under the Odeon Term Loan Facility. The Company was released from the Odeon Term Loan Facility minimum liquidity requirement on October 20, 2022 following the complete repayment of the loan. There is no minimum liquidity requirement with the new Odeon Notes due 2027. See Note 13—Subsequent Events for more information. Following the expiration of the Extended Covenant Suspension Period ending March 31, 2023, the Company will be subject to the financial covenant under the Senior Secured Revolving Credit Facility beginning with the quarter ending June 30, 2023. The Company currently expects it will be able to comply with this financial covenant; however, the Company’s ability to comply will depend on projected increased levels of theatre attendance.

NOTE 7—STOCKHOLDERS’ EQUITY

AMC Preferred Equity Units

On August 4, 2022, the Company announced that its Board of Directors declared a special dividend of one AMC Preferred Equity Unit for each share of Class A common stock outstanding at the close of business on August 15, 2022, the record date. The dividend was paid at the close of business on August 19, 2022 to investors who held Class A common stock as of August 22, 2022, the ex-dividend date.

Each AMC Preferred Equity Unit is a depositary share and represents an interest in one one-hundredth (1/100th) of a share of Series A Convertible Participating Preferred Stock evidenced by a depositary receipt pursuant to a deposit agreement. The Company has 50,000,000 Preferred Stock shares authorized, 10,000,000 of which have currently been allocated and 5,195,206 have been issued under the depositary agreement as Series A Convertible Participating Preferred Stock, leaving 40,000,000 unallocated Preferred Stock shares. Each AMC Preferred Equity Unit is designed to have the same economic and voting rights as a share of Class A common stock. Trading of the AMC Preferred Equity Units on the NYSE began on August 22, 2022 under the ticker symbol “APE”. Due to the characteristics of the AMC Preferred Equity Units, the special dividend had the effect of a stock split pursuant to ASC 505-20-25-4. Accordingly, all references made to share, per share, or common share amounts in the accompanying consolidated financial statements and applicable disclosures include Class A common stock and AMC Preferred Equity Units and have been retroactively adjusted to reflect the effects of the special dividend as a stock split.

Equity Distribution Agreement

On September 26, 2022, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement) with Citigroup Global Markets Inc., as a sales agent (“Sales Agent”), to sell up to 425.0 million shares of the Company’s AMC Preferred Equity Units, from time to time, through an “at-the-market” offering program (the “Offering”). Subject to the terms and conditions of the Equity Distribution Agreement, the Sales Agent will use reasonable efforts consistent with their normal trading and sales practices, applicable law and regulations, and the rules of the NYSE to sell the AMC Preferred Equity Units from time to time based upon the Company’s instructions for the sales, including any price, time or size limits specified by the Company. The Company intends to use the net proceeds, from the sale of AMC Preferred Equity Units pursuant to the Equity Distribution Agreement to repay, refinance, redeem or repurchase the Company’s existing indebtedness (including expenses, accrued interest and premium, if any) and otherwise for general corporate purposes.

During the three months ended September 30, 2022 the Company raised gross proceeds of approximately $9.3 million and paid fees to the Sales Agent and incurred other third-party issuance costs of approximately $0.2 million and $4.8 million, respectively through its at-the-market offering of approximately 2.7 million shares of its AMC Preferred Equity Units. See Note 13—Subsequent Events for further information regarding at-the-market offerings.

Stock-Based Compensation

The following table presents the stock-based compensation expense recorded within general and administrative: other:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2022	2021	2022	2021
Board of directors stock award expense	$—	$—	$0.8	$0.9
Restricted stock unit expense	3.5	3.4	9.8	9.1
Performance stock unit expense	(7.1)	—	11.7	4.2
Special performance stock unit expense	—	1.6	—	4.6
Total stock-based compensation expense	$(3.6)	$5.0	$22.3	$18.8

As of September 30, 2022, the estimated remaining unrecognized compensation cost related to stock-based compensation arrangements was approximately $23.7 million, which reflects assumptions related to attainment of performance targets based on the scales as described below. The weighted average period over which this remaining compensation expense is expected to be recognized is approximately 1.1 years.

Plan Amendment due to stock split

The 2013 Plan contemplates equitable adjustments for certain transactions such as a stock split. On August 19, 2022 the Compensation Committee approved an adjustment to the 2013 Equity Incentive Plan to entitle each participant one AMC Preferred Equity Unit and one share of Common Stock for each RSU or PSU that vests. If the performance targets of the PSUs are met at 100%, the amendment to the plan would result in 5,124,782 potential AMC Preferred Equity Units being delivered to participants upon vesting. The Company determined that this modification was a Type 1 (probable-to-probable) modification that did not increase the fair value of the award and therefore did not require additional stock-based compensation expense to be recognized. References made to share, per share, or common share amounts have been retroactively adjusted to reflect the effects of the stock split.

Awards Granted in 2022

During the nine months ended September 30, 2022, AMC’s Board of Directors approved awards of stock, restricted stock units (“RSUs”), and performance stock units (“PSUs”) to certain of the Company’s employees and directors under the 2013 Equity Incentive Plan. The grant date fair value of these awards during the nine months ended September 30, 2022 was based on the closing price of AMC’s Class A common stock (“Common Stock”) on February 16, 2022 of $9.84 per share, March 7, 2022 of $7.61 per share, and May 3, 2022 of $7.76 per share.

Each RSU and PSU held by a participant as of a dividend record date is entitled to a dividend equivalent equal to the amount paid with respect to one share of Common Stock and one AMC Preferred Equity Unit underlying the unit. Any such accrued dividend equivalents are paid to the holder upon vesting of the units. Each unit represents the right to receive one share of Common Stock at a future date.

The 2022 award agreements generally had the following features:

●	Stock Award Agreement: During the nine months ended September 30, 2022, the Company granted awards of 41,650 fully vested shares of Common Stock and 41,650 AMC Preferred Equity Units to its independent members of AMC’s Board of Directors with a grant date fair value of $0.8 million.
●	Restricted Stock Unit Award Agreement: During the nine months ended September 30, 2022, the Company granted RSU awards of 1,394,270 to certain members of management with a grant date fair value of $13.6 million. The Company records stock-based compensation expense on a straight-line recognition method over the requisite vesting period. The RSUs vest over three years, with one-third vesting in each year. These RSUs will be settled within 30 days of vesting.

●	Performance Stock Unit Award Agreement: During the nine months ended September 30, 2022, total PSUs of 1,394,270 were awarded (“2022 PSU award”) to certain members of management and executive officers, with the total PSUs divided into three separate year tranches, with each tranche allocated to a fiscal year within the performance period (“Tranche Year”). The PSUs within each Tranche Year are further divided between two performance targets; the Adjusted EBITDA performance target and free cash flow performance target. The 2022 PSU awards will vest based on achieving 80% to 120% of the performance targets, with the corresponding vested unit amount ranging from 50% to 200%. If the performance targets are met at 100%, the 2022 PSU awards will vest at 1,394,270 units in the aggregate. No PSUs will vest for each Tranche Year if the Company does not achieve 80% of the Tranche Year’s Adjusted EBITDA and free cash flow targets.

The Compensation Committee establishes the annual performance targets at the beginning of each year. Therefore, the grant date (and fair value measurement date) for each Tranche Year is the date at the beginning of each year when a mutual understanding of the key terms and conditions are reached per ASC 718, Compensation – Stock compensation. The 2022 PSU award grant date fair value for the 2022 Tranche Year award of 464,540 units was approximately $4.5 million and the 2021 PSU award grant date fair value for the 2022 Tranche Year award of 1,757,080 units was approximately $17.3 million, measured using performance targets at 100%. The 2020 PSU award for the 2022 Tranche Year was previously granted in year 2020, and was subsequently modified on October 30, 2020 where the grant date fair value was not determined until February 16, 2022 when the performance targets were established. As a result, the 2020 PSU award grant date fair value for the 2022 Tranche Year award of 859,366 units was approximately $8.5 million, measured using performance targets at 100%. At September 30, 2022, the Company estimated that 2022 Tranche Year target performance conditions for the annual Adjusted EBITDA and free cash flow are expected to be achieved at 50% and 75%, respectively.

The following table represents the nonvested RSU and PSU activity for the nine months ended September 30, 2022:

		Weighted
		Average
	Shares of RSU	Grant Date
	and PSU	Fair Value
Nonvested at January 1, 2022 (1)	15,683,466	$3.96
Granted (2)	2,480,644	9.77
Vested	(5,599,690)	3.59
Forfeited	(716,872)	5.87
Cancelled (3)	(4,716,556)	3.58
Nonvested at September 30, 2022	7,130,992	$6.34
Tranche Years 2023 and 2024 awarded under the 2022 PSU award and Tranche Year 2023 awarded under the 2021 PSU award with grant date fair values to be determined in years 2023 and 2024, respectively	2,523,692
Total Nonvested at September 30, 2022	9,654,684
(1)	Includes awards modified during 2020 where grant date fair value was not determined until 2022.
(2)	The number of PSU shares granted under the Tranche Year 2022 assumes the Company will attain a performance target at 50% for the Adjusted EBITDA target and 75% for the free cash flow target. The PSUs vest ratably based on a scale ranging from 80% to 120% of the performance target with the vested amount ranging from 50% to 200% for Tranche Year 2022 awards granted under the 2022, 2021 and 2020 PSU awards.
(3)	Represents vested RSUs and PSUs surrendered in lieu of taxes and cancelled awards returned to the 2013 Equity Incentive plan. As a result, the Company paid taxes for restricted unit withholdings of approximately $52.2 million during the nine months ended September 30, 2022.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Nine Months Ended September 30, 2022

			Preferred Stock
			Series A Convertible				Accumulated
			Participating	Depositary Shares of		Additional	Other		Total
	Class A Common Stock		Preferred Stock	AMC Preferred		Paid-in	Comprehensive	Accumulated	Stockholders’
(In millions, except share and per share data)	Shares	Amount	Shares (2)	Equity Units (2)	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances December 31, 2021	513,979,100	$5.1	5,139,791	513,979,100	$0.1	$4,857.4	$(28.1)	$(6,624.0)	$(1,789.5)
Net loss	—	—	—	—	—	—	—	(337.4)	(337.4)
Other comprehensive loss	—	—	—	—	—	—	(5.8)	—	(5.8)
Taxes paid for restricted unit withholdings	—	—	—	—	—	(52.2)	—	—	(52.2)
Stock-based compensation (1)	2,841,495	0.1	28,415	2,841,495	—	6.5	—	—	6.6
Balances March 31, 2022	516,820,595	$5.2	5,168,206	516,820,595	$0.1	$4,811.7	$(33.9)	$(6,961.4)	$(2,178.3)
Net loss	—	—	—	—	—	—	—	(121.6)	(121.6)
Other comprehensive income	—	—	—	—	—	—	(46.3)	—	(46.3)
Stock-based compensation	—	—	—	—	—	19.4	—	—	19.4
Balances June 30, 2022	516,820,595	$5.2	5,168,206	516,820,595	$0.1	$4,831.1	$(80.2)	$(7,083.0)	$(2,326.8)
Net loss	—	—	—	—	—	—	—	(226.9)	(226.9)
Other comprehensive income	—	—	—	—	—	—	(26.0)	—	(26.0)
AMC Preferred Equity Units issuance	2,700,000	—	27,000	2,700,000	—	4.3	—	—	4.3
Stock-based compensation	—	—	—	—	—	(3.6)	—	—	(3.6)
Balances September 30, 2022	519,520,595	$5.2	5,195,206	519,520,595	$0.1	$4,831.8	$(106.2)	$(7,309.9)	$(2,579.0)
(1)	Includes 41,650 Class A common stock shares awarded to the Board of Directors, 2,799,845 vested RSUs and PSUs, and 2,841,495 AMC Preferred Equity Units.
(2)	Share counts have been retroactively adjusted to reflect the effect of the stock split.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Nine Months Ended September 30, 2021

			Preferred Stock
			Series A Convertible	Depositary Shares					Accumulated
			Participating	of AMC		Additional			Other		Total AMC
	Class A and Class B Common Stock		Preferred Stock	Preferred Equity		Paid-in	Treasury Stock		Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
(In millions, except share and per share data)	Shares	Amount	Shares (1)	Units (1)	Amount	Capital	Shares (1)	Amount	Income (Loss)	Deficit	Deficit	Interests	Deficit
Balances December 31, 2020	224,333,033	$2.3	2,243,330	224,333,033	$0.1	$2,465.5	7,465,250	$(56.4)	$38.7	$(5,335.3)	$(2,885.1)	$26.9	$(2,858.2)
Net loss	—	—	—	—	—	—	—	—	—	(566.9)	(566.9)	(0.3)	(567.2)
Other comprehensive loss	—	—	—	—	—	—	—	—	(51.0)	—	(51.0)	(0.2)	(51.2)
Baltics noncontrolling capital contribution	—	—	—	—	—	0.2	—	—	—	—	0.2	(4.0)	(3.8)
Class A common stock, accrued dividend equivalent adjustment	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Class A common stock issuance	187,066,293	1.8	1,870,663	187,066,293	—	579.8	—	—	—	—	581.6	—	581.6
Convertible Notes due 2026 stock conversion	44,422,860	0.4	444,229	44,422,860	—	606.1	—	—	—	—	606.5	—	606.5
Wanda forfeit and cancellation of Class B shares	(5,666,000)	—	(56,660)	(5,666,000)	—	—	—	—	—	—	—	—	—
Stock-based compensation	124,054	—	1,241	124,054	—	5.4	—	—	—	—	5.4	—	5.4
Balances March 31, 2021	450,280,240	$4.5	4,502,803	450,280,240	$0.1	$3,657.0	7,465,250	$(56.4)	$(12.3)	$(5,902.3)	$(2,309.4)	$22.4	$(2,287.0)
Net loss	—	—	—	—	—	—	—	—	—	(343.6)	(343.6)	(0.4)	(344.0)
Other comprehensive income	—	—	—	—	—	—	—	—	21.4	—	21.4	—	21.4
100% liquidation of Baltics	—	—	—	—	—	—	—	—	(0.9)	—	(0.9)	(22.0)	(22.9)
Class A common stock, accrued dividend equivalent adjustment	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)	—	(0.2)
Class A common stock issuance	54,550,000	0.5	545,500	54,550,000	—	951.6	(7,465,250)	56.4	—	(19.3)	989.2	—	989.2
Class A common stock issuance to Mudrick	8,500,000	0.1	85,000	8,500,000	—	230.3	—	—	—	—	230.4	—	230.4
Stock-based compensation	—	—	—	—	—	8.4	—	—	—	—	8.4	—	8.4
Balances June 30, 2021	513,330,240	$5.1	5,133,303	513,330,240	$0.1	$4,847.3	—	$—	$8.2	$(6,265.4)	$(1,404.7)	$—	$(1,404.7)
Net loss	—	—	—	—	—	—	—	—	—	(224.2)	(224.2)	—	(224.2)
Other comprehensive loss	—	—	—	—	—	—	—	—	(18.8)	—	(18.8)	—	(18.8)
Class A common stock, accrued dividend equivalent adjustment	—	—	—	—	—	—	—	—	—	0.1	0.1	—	0.1
Class A common stock issuance fees	—	—	—	—	—	(0.1)	—	—	—	—	(0.1)	—	(0.1)
Stock-based compensation	—	—	—	—	—	5.0	—	—	—	—	5.0	—	5.0
Balances September 30, 2021	513,330,240	$5.1	5,133,303	513,330,240	$0.1	$4,852.2	—	$—	$(10.6)	$(6,489.5)	$(1,642.7)	$—	$(1,642.7)
(1)	Share counts have been retroactively adjusted to reflect the effect of the stock split.

NOTE 8—INCOME TAXES

The Company’s worldwide effective income tax rate is based on actual income (loss), statutory rates, valuation allowances against deferred tax assets and tax planning opportunities available in the various jurisdictions in which it operates. The Company is using a discrete income tax calculation for the three and nine months ended September 30, 2022 due to the lingering effects of the COVID-19 pandemic on the industry. Historically, for interim financial reporting, the Company estimated the worldwide annual income tax rate based on projected taxable income (loss) for the full year and recorded a quarterly income tax provision or benefit in accordance with the anticipated annual rate, adjusted for discrete items, if any. The Company will return to the historic approach of computing quarterly tax expense based on an annual effective rate in the future interim period when more reliable estimates of annual income become available. The Company recognizes income tax-related interest expense and penalties as income tax expense and general and administrative expense, respectively.

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

The effective tax rate for the nine months ended September 30, 2022 reflects the impact of these valuation allowances against U.S. and international deferred tax assets generated during the nine-month period. The actual effective rate for the nine months ended September 30, 2022 was (0.4)%. The Company’s consolidated tax rate for the nine months ended September 30, 2022 differs from the U.S. statutory tax rate primarily due to the valuation allowances in U.S. and foreign jurisdictions, foreign tax rate differences, federal and state tax credits, permanent differences and other discrete items. At September 30, 2022 and December 31, 2021, the Company has recorded net deferred tax liabilities of $31.1 million and $30.7 million, respectively.

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

Recurring Fair Value Measurements. The following table summarizes the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of September 30, 2022:

		Fair Value Measurements at September 30, 2022 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	September 30, 2022	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Investment in Hycroft Mining Holding Corporation warrants	$10.3	$—	$—	$10.3
Marketable equity securities:
Investment in Hycroft Mining Holding Corporation	14.2	14.2	—	—
Investment in NCM	3.9	3.9	—	—
Total assets at fair value	$28.4	$18.1	$—	$10.3

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

To estimate the fair value of the Company’s investment in Hycroft warrants, the Company valued the warrants using the Black Scholes pricing model. Such judgments and estimates included estimates of volatility of 114.9% and discount rate of 4.1%. The discount rate is based on the treasury yield that matches the term as of the measurement date. Other inputs included the term of 4.5 years, exercise price of $1.068 and Hycroft’s stock price at the date of measurement. There is considerable management judgment with respect to the inputs used in determining fair value, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy. See Note 5—Investments for further information regarding the investments in Hycroft.

Other Fair Value Measurement Disclosures. The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at September 30, 2022 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	September 30, 2022	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$128.1	$—	$15.6	$107.3
Corporate borrowings	5,197.2	—	3,348.2	349.7

Valuation Technique. Quoted market prices and observable market based inputs were used to estimate fair value for Level 2 inputs. The Level 3 fair value measurement represents the transaction price of the corporate borrowings under estimated market conditions. The Company valued these notes at principal value less an estimated discount reflecting a market yield to maturity. See Note 6—Corporate Borrowings and Finance Lease Liabilities for further information.

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

Below is a breakdown of select financial information by reportable operating segment:

	Three Months Ended		Nine Months Ended
Revenues (In millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
U.S. markets	$753.3	$537.9	$2,224.3	$1,049.9
International markets	215.1	225.3	696.2	306.3
Total revenues	$968.4	$763.2	$2,920.5	$1,356.2

	Three Months Ended		Nine Months Ended
Adjusted EBITDA (In millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
U.S. markets	$1.2	$(30.1)	$52.2	$(348.5)
International markets	(14.1)	24.7	(20.1)	(102.4)
Total Adjusted EBITDA (1)	$(12.9)	$(5.4)	$32.1	$(450.9)
(1)	The Company presents Adjusted EBITDA as a supplemental measure of its performance. The Company defines Adjusted EBITDA as net earnings (loss) plus (i) income tax provision (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of the Company’s ongoing operating performance and to include attributable EBITDA from equity investments in theatre operations in International markets and any cash distributions of earnings from its other equity method investees. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, which is broadly consistent with how Adjusted EBITDA is defined in the Company’s debt indentures.

	Three Months Ended		Nine Months Ended
Capital Expenditures (In millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
U.S. markets	$40.1	$20.2	$91.5	$40.6
International markets	14.4	3.9	38.2	13.3
Total capital expenditures	$54.5	$24.1	$129.7	$53.9

	As of	As of
Long-term assets, net (In millions)	September 30, 2022	December 31, 2021
U.S. markets	$6,292.6	$6,434.5
International markets	2,008.3	2,516.7
Total long-term assets (1)	$8,300.9	$8,951.2
(1)	Long-term assets are comprised of property, net, operating lease right-of-use assets, intangible assets, goodwill, deferred tax assets, net and other long-term assets.

The following table sets forth a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net loss	$(226.9)	$(224.2)	$(685.9)	$(1,135.4)
Plus:
Income tax provision (benefit)	1.8	(1.9)	2.5	(13.9)
Interest expense	95.7	99.3	278.4	361.0
Depreciation and amortization	96.9	103.7	293.0	323.5
Certain operating expense (1)	4.3	(0.3)	10.5	(2.0)
Equity in (earnings) loss of non-consolidated entities	(2.8)	(6.7)	3.3	(1.2)
Cash distributions from non-consolidated entities (2)	3.4	6.1	5.0	6.4
Attributable EBITDA (3)	0.1	1.5	0.1	1.4
Investment expense (income) (4)	18.3	—	12.2	(8.3)
Other expense (5)	6.2	13.7	110.9	8.6
Other non-cash rent benefit (6)	(6.6)	(3.0)	(20.6)	(22.2)
General and administrative — unallocated:
Merger, acquisition and other costs (7)	0.3	1.4	0.4	12.4
Stock-based compensation expense (8)	(3.6)	5.0	22.3	18.8
Adjusted EBITDA	$(12.9)	$(5.4)	$32.1	$(450.9)
(1)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens, including the related accretion of interest, disposition of assets and other non-operating gains or losses included in operating expenses. The Company has excluded these items as they are non-cash in nature or are non-operating in nature.
(2)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. The Company believes including cash distributions is an appropriate reflection of the contribution of these investments to the Company’s operations.
(3)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of the Company’s equity in loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where the Company holds a significant market share, the Company believes attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. The Company also provides services to these theatre operators including information technology systems, certain on-screen advertising services and the Company’s gift card and package ticket program.

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Equity in (earnings) loss of non-consolidated entities	$(2.8)	$(6.7)	$3.3	$(1.2)
Less:
Equity in (earnings) of non-consolidated entities excluding International theatre joint ventures	(3.5)	(6.4)	(3.1)	(4.9)
Equity in earnings (loss) of International theatre joint ventures	(0.7)	0.3	(6.4)	(3.7)
Income tax provision	0.1	0.2	0.1	0.1
Investment income	—	—	0.2	—
Interest expense	—	—	—	0.2
Impairment of long-lived assets	—	—	4.2	—
Depreciation and amortization	0.7	1.0	2.0	4.6
Other expense	—	—	—	0.2
Attributable EBITDA	$0.1	$1.5	$0.1	$1.4

(4)	Investment expense (income) during the three months ended September 30, 2022 includes deterioration in estimated fair value of the Company’s investment in common shares of Hycroft Mining Holding Corporation of $11.8 million and deterioration in estimated fair value of the Company’s investment in warrants to purchase common shares of Hycroft Mining Holding Corporation of $7.7 million. During the three months ended September 30, 2022 investment expense (income) includes deterioration in estimated fair value of the Company’s investment in NCM of $1.6 million.

Investment expense (income) during the nine months ended September 30, 2022 includes deterioration in estimated fair value of the Company’s investment in common shares of Hycroft Mining Holding Corporation of $10.8 million and appreciation in estimated fair value of the Company’s investment in warrants to purchase common shares of Hycroft Mining Holding corporation of $(7.4) million. During the nine months ended September 30, 2022, investment expense (income) includes deterioration in estimated fair value of the Company’s investment in NCM of $11.1 million.

(5)	Other expense during the three months ended September 30, 2022, includes foreign currency transaction losses of $6.3 million. During the three months ended September 30, 2021, other expense included loss on debt extinguishment of $14.4 million, partially offset by foreign currency transaction gains of $(0.7) million.

Other expense during the nine months ended September 30, 2022, includes loss on debt extinguishment of $96.4 million and foreign currency transaction losses of $14.7 million. During the nine months ended September 30, 2021, other expense primarily consisted of a loss on debt extinguishment of $14.4 million and financing fees of $1.0 million, partially offset by income related to contingent lease guarantees of $(5.7) million and foreign currency transaction gains of $(1.1) million.

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

On September 23, 2021, a stockholder derivative complaint, captioned Lyon v. Aron, et al., Case No. 1:21-cv-

07940-AJN (the “Lyon Action”), was filed in the U.S. District Court for the Southern District of New York against certain of the Company’s current and former officers and directors. The Lyon Action asserts claims for contribution and indemnification under the Exchange Act and for breaches of fiduciary duty, waste of corporate assets, and unjust enrichment/constructive trust based on allegations substantially similar to the Actions, the Gantulga Action, the Kenna Action, the Manuel Action, and the Dinkevich Action. On January 14, 2022, defendants moved to dismiss the complaint.

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

On April 22, 2019, a putative stockholder class and derivative complaint, captioned Lao v. Dalian Wanda Group Co., Ltd., et al., C.A. No. 2019-0303-JRS (the “Lao Action”), was filed against certain of the Company’s directors, Wanda, two of Wanda’s affiliates, Silver Lake, and one of Silver Lake’s affiliates in the Delaware Court of Chancery. The Lao Action asserts claims directly, on behalf of a putative class of Company stockholders, and derivatively, on behalf of the Company, for breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty with respect to transactions that the Company entered into with affiliates of Wanda and Silver Lake on September 14, 2018, and the special cash dividend of $1.55 per share of common stock that was payable on September 28, 2018 to the Company’s stockholders of record as of September 25, 2018. On July 18, 2019, the Company’s Board of Directors formed a Special Litigation Committee to investigate and evaluate the claims and allegations asserted in the Lao Action and make a determination as to how the Company should proceed with respect to the Lao Action. On January 8, 2021, the Special Litigation Committee filed a report with the court recommending that the court dismiss all of the claims asserted in the Lao Action, and moved to dismiss all of the claims in the Lao Action. On June 6, 2022, the parties signed a stipulation of settlement to resolve the Lao Action for $17,375,000 (the “Settlement Amount”). The settlement is subject to court approval. Plaintiff’s counsel intends to apply to the court for a fee and expense award, and any amount awarded by the court will be paid out of the Settlement Amount. The remainder of the Settlement Amount, less any taxes and tax related expenses, will be paid to the Company. Defendants agreed to the settlement and the payment of the Settlement Amount solely to eliminate the burden, expense, and uncertainty of further litigation, and continue to expressly deny any liability or wrongdoing with respect to the matters alleged in the Lao Action. On September 28, 2022, the court held a hearing to consider whether to approve the proposed settlement. At the hearing, the court requested a supplemental notice to stockholders prior to approval. A second hearing regarding approval of the settlement is scheduled for November 30, 2022.

NOTE 12—LOSS PER SHARE

On August 4, 2022, the Company announced that its Board of Directors declared a special dividend of one AMC Preferred Equity Unit for each share of Common Stock outstanding at the close of business on August 15, 2022, the record date. The dividend was paid at the close of business on August 19, 2022 to investors who held shares of Common Stock as of August 22, 2022, the ex-dividend date.

Each AMC Preferred Equity Unit is a depositary share and represents an interest in one one-hundredth (1/100th) of a share of Series A Convertible Participating Preferred Stock evidenced by a depositary receipt pursuant to a deposit agreement. The Company has 50,000,000 Preferred Stock shares authorized, 10,000,000 of which have currently been allocated and 5,195,206 have been issued under depositary agreement as Series A Convertible Participating Preferred Stock, leaving 40,000,000 unallocated Preferred Stock shares. Each AMC Preferred Equity Unit is designed to have the same economic and voting rights as a share of Class A common stock. Trading of the AMC Preferred Equity Units on the NYSE began on August 22, 2022 under the ticker symbol “APE”. Due to the characteristics of the AMC Preferred Equity Units, the special dividend similar to a stock split pursuant to ASC 505-20-25-4. Accordingly, all references made to share, per share, or common share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the special dividend as a stock split.

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share includes the effects of unvested RSUs with a service condition only and unvested contingently issuable RSUs and PSUs that have service and performance conditions, if dilutive.

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Numerator:
Net loss for basic loss per share attributable to AMC Entertainment Holdings, Inc.	$(226.9)	$(224.2)	$(685.9)	$(1,134.7)
Net loss for diluted loss per share attributable to AMC Entertainment Holdings, Inc.	$(226.9)	$(224.2)	$(685.9)	$(1,134.7)

Denominator (shares in thousands):
Weighted average shares for basic loss per common share	1,033,686	1,026,660	1,033,056	930,278
Weighted average shares for diluted loss per common share	1,033,686	1,026,660	1,033,056	930,278
Basic loss per common share	$(0.22)	$(0.22)	$(0.66)	$(1.22)
Diluted loss per common share	$(0.22)	$(0.22)	$(0.66)	$(1.22)

Vested RSUs, PSUs, and special performance stock units (“SPSUs”) have dividend rights identical to the Company’s Common Stock and AMC Preferred Equity Units and are treated as outstanding shares for purposes of computing basic and diluted earnings per share. Unvested RSUs of 5,428,148 for the three and nine months ended September 30, 2022 and unvested RSUs of 7,588,246 for the three and nine months ended September 30, 2021 were not included in the computation of diluted loss per share because they would be anti-dilutive.

Unvested PSUs and SPSUs are subject to performance and market conditions, respectively, and are included in diluted earnings per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the Company’s 2013 Equity Incentive Plan if the end of the reporting period were the end of the contingency period. Unvested PSUs of 2,838,090 at certain performance targets for the three and nine months ended September 30, 2022, unvested PSUs of 4,298,996 at certain performance targets for the three and nine months ended September 30, 2021, and unvested SPSUs of 2,313,312 at the minimum market condition for the three and nine months ended September 30, 2021, were not included in the computation of diluted loss per share because they would not be issuable if the end of the reporting period were the end of the contingency period or they would be anti-dilutive.

As of September 30, 2022, approximately 4.9 million shares of our Class A common stock and approximately 4.7 million shares of our AMC Preferred Equity Units were directly registered with our transfer agent by 15,205 shareholders.

NOTE 13—SUBSEQUENT EVENTS

Equity Distribution Agreement. As part of the Equity Distribution Agreement described in Note 7—Stockholders’ Equity, the Company raised gross proceeds of approximately $28.0 million through the date of this filing through its at-the-market offering of approximately 12.2 million shares of its AMC Preferred Equity Units and paid fees to the Sales Agent of approximately $0.7 million.

Odeon Senior Secured Notes due 2027. The Odeon Term Loan Facility outstanding at quarter end was due to mature on August 19, 2023 during the third fiscal quarter of the Company’s next calendar year. On October 20, 2022, Odeon Finco PLC, a direct subsidiary of Odeon Cinemas Group Limited (“Odeon”) and an indirect subsidiary of the Company issued $400.0 million aggregate principal amount of its 12.75% Odeon Senior Secured Notes due 2027 (“Odeon Notes due 2027”), at an issue price of 92.00%. The Odeon Notes due 2027 bear a cash interest rate of 12.75% per annum and will be payable semi-annually in arrears on May 1 and November 1, beginning on May 1, 2023. The Odeon Notes due 2027 are guaranteed on a senior secured basis by certain subsidiaries of Odeon and by Holdings on a standalone and unsecured basis. The Odeon Notes due 2027 contain covenants that limit Odeon and certain subsidiaries’ ability to, among other things: (i) incur additional indebtedness or guarantee indebtedness; (ii) create liens; (iii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iv) make investments; (v) enter into transactions with affiliates; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of their respective assets; and (vii) impair the security interest in the collateral. These covenants are subject to a number of important limitations and exceptions. The Company used the $363 million net proceeds from the new notes and $146.7 million of existing cash to fund the repayment in full of the £147.6 million and €312.2 million ($167.7 million and $308.9 million, respectively using October 20, 2022 exchange rates) aggregate principal amounts of the Odeon Term Loan Facility and to pay related accrued interest, fees, costs, premiums and expenses. The Company estimates it will record a loss on debt extinguishment related to this transaction of approximately $34.0 million in other expense in October 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10–Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “forecast,” “estimate,” “project,” “intend,” “plan,” “expect,” “should,” “believe” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions and speak only as of the date on which it is made. Examples of forward-looking statements include statements we make regarding the impact of COVID-19, future attendance levels and our liquidity. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	the risks and uncertainties relating to the sufficiency of our existing cash and cash equivalents and available borrowing capacity to comply with minimum liquidity and financial requirements under our debt covenants related to borrowings pursuant to the Senior Secured Revolving Credit Facility, fund operations, and satisfy obligations including cash outflows for deferred rent and planned capital expenditures currently and through the next twelve months. In order to achieve net positive operating cash flows and long-term profitability, box office revenues will need to increase significantly compared to aggregate 2021 and the combined first, second, and third quarter of 2022 to levels in line with pre COVID-19 box office revenues. Domestic industry box office grosses increased significantly to approximately $5.7 billion during the first nine months of 2022, compared to the first nine months of 2021 of $1.4 billion, and were approximately 67% of domestic box office grosses of $8.5 billion during the first nine months of 2019. The Company believes the anticipated volume of titles available for theatrical release and the anticipated broad appeal of many of those titles will support increased attendance levels. However, there remain significant risks that may negatively impact attendance levels, including the potential resurgence of COVID-19 related restrictions, potential movie-goer reluctance to attend theatres due to concerns about COVID-19 variant strains, movie studios release schedules and direct to streaming or other changing movie studio practices and consumer behavior. If we are unable to achieve significantly increased levels of attendance and operating revenues, we may be required to obtain additional liquidity. If such additional liquidity were not realized or insufficient, we likely would seek an in-court or out-of-court restructuring of our liabilities, and in the event of such future liquidation or bankruptcy proceeding, holders of our Common Stock, AMC Preferred Equity Units, and other securities would likely suffer a total loss of their investment;

●	the impact of the COVID-19 variant strains on us, the motion picture exhibition industry, and the economy in general, including our response to the COVID-19 variant strains and suspension of operations at our theatres, personnel reductions and other cost-cutting measures and measures to maintain necessary liquidity and increases in expenses relating to precautionary measures at our facilities to protect the health and well-being of our customers and employees;

●	the seasonality of our revenue and working capital, which are dependent upon the timing of motion picture releases by distributors, such releases being seasonal and resulting in higher attendance and revenues generally occurring during the summer months and holiday seasons;

●	the risk that the North American and international box office in the near term will not recover sufficiently from the seasonally low third quarter, resulting in higher cash burn;

●	risks and uncertainties relating to our significant indebtedness, including our borrowings and our ability to meet our financial maintenance and other covenants;

●	shrinking exclusive theatrical release windows or release of movies to theatrical exhibition and streaming platforms on the same date, and the theatrical release of fewer movies;

●	increased use of alternative film delivery methods including premium video on demand or other forms of entertainment;

●	intense competition in the geographic areas in which we operate among exhibitors or from other forms of entertainment;

●	certain covenants in the agreements that govern our indebtedness may limit our ability to take advantage of certain business opportunities and limit or restrict our ability to pay dividends, pre-pay debt, and also to refinance debt and to do so at favorable terms;

●	risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges, and the fair value of the investment in Hycroft common shares and warrants;

●	risks relating to motion picture production and performance;

●	general and international economic, political, regulatory, social and financial market conditions, including potential economic recession, inflation, and other risks that may negatively impact discretionary income and attendance levels;

●	our lack of control over distributors of films;

●	limitations on the availability of capital or poor financial results may prevent us from deploying strategic initiatives;

●	an issuance of preferred stock, including the AMC Preferred Equity Units, could dilute the voting power of the common stockholders and adversely affect the market value of our Common Stock and AMC

Preferred Equity Units;

●	limitations on the authorized number of shares of Common Stock prevents us from raising additional capital through Common Stock issuances;

●	our ability to achieve expected synergies, benefits and performance from our strategic initiatives;

●	our ability to refinance our indebtedness on terms favorable to us or at all;

●	our ability to optimize our theatre circuit through new construction, the transformation of our existing theatres, and strategically closing underperforming theatres may be subject to delay and unanticipated costs;

●	failures, unavailability or security breaches of our information systems;

●	our ability to utilize interest expense deductions will be limited annually due to Section 163(j) of the Tax Cuts and Jobs Act of 2017;

●	our ability to recognize interest deduction carryforwards, net operating loss carryforwards and other tax attributes to reduce our future tax liability;

●	our ability to recognize certain international deferred tax assets which currently do not have a valuation allowance recorded;

●	impact of the elimination of the calculation of USD LIBOR rates on our contracts indexed to USD LIBOR;

●	review by antitrust authorities in connection with acquisition opportunities;

●	risks relating to the incurrence of legal liability, including costs associated with the ongoing securities class action lawsuits;

●	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;

●	increased costs in order to comply or resulting from a failure to comply with governmental regulation, including the General Data Protection Regulation (“GDPR”) and all other current and pending privacy and data regulations in the jurisdictions where we have operations.

●	supply chain disruptions may negatively impact our operating results;

●	the availability and/or cost of energy in Europe may negatively impact our operating results;

●	the dilution caused by recent and potential future sales of our Common Stock and AMC Preferred Equity Units could adversely affect the market price of the Common Stock and AMC Preferred Equity Units;

●	the market price and trading volume of our shares of Common Stock has been and may continue to be volatile and such volatility may also apply to our AMC Preferred Equity Units, and purchasers of our securities could incur substantial losses;

●	future offerings of debt, which would be senior to our Common Stock and AMC Preferred Equity Units for purposes of distributions or upon liquidation, could adversely affect the market price of our Common Stock and AMC Preferred Equity Units;

●	the potential for political, social, or economic unrest, terrorism, hostilities, cyber-attacks or war, including the conflict between Russia and Ukraine and that Sweden and Finland (countries where we operate

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

Temporarily Suspended or Limited Operations

Total consolidated revenues increased $1,564.3 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase in total consolidated revenues was primarily due to the reduced impact of the COVID-19 pandemic on the current year which resulted in increased operating capacity and increased availability of films with broad consumer appeal. The following table summarizes theatre operations for the Company in 2021:

	As of	As of	As of	As of
	January 1,	March 31,	June 30,	September 30,
Theatre Operations:	2021	2021	2021	2021
Percentage of theatres operated - Domestic	66.8%	99.2%	99.8%	99.8%
Percentage of theatres operated - International	30.3%	27.3%	94.9%	99.2%
Percentage of theatres operated - Consolidated	52.9%	72.2%	98.0%	99.6%

During the nine months ended September 30, 2022, the Company operated essentially 100% of its U.S. and International theatres. As of September 30, 2022 there are no restrictions on operations in any of the U.S. or International theatres.

Overview

AMC is the world’s largest theatrical exhibition company and an industry leader in innovation and operational excellence. We operate theatres in 12 countries, including the U.S., Europe and Saudi Arabia.

Our theatrical exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. Our remaining revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs® customer loyalty program, rental of theatre auditoriums, income from gift card and exchange ticket sales, and online ticketing fees. As of September 30, 2022, we owned, operated or had interests in 943 theatres and 10,518 screens.

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

The North American and International industry box offices have been significantly impacted by the COVID-19 pandemic. As a result, film distributors have postponed new film theatrical releases and/or shortened the period of theatrical exclusivity (“the window”) and reduced the number of theatrically released motion pictures. Theatrical releases may continue to be postponed and windows shortened while the box office and film production industry suffers from COVID-19 impacts. As a result of the reduction in theatrical film releases in 2021, we licensed and exhibited a larger number of previously released films that had lower film rental terms during the nine months ended September 30, 2021. We have made adjustments to theatre operating hours to align screen availability and associated theatre operating costs with attendance levels for each theatre.

As we continue our recovery from the impacts of the COVID-19 pandemic on our business, our aggregate attendance levels remain significantly behind pre-pandemic levels. However, substantially all of our worldwide theatres were open for the entirety of the third and fourth quarters of 2021 and all of 2022.

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

Movie Screens

The following table provides detail with respect to digital delivery, 3D enabled projection, large screen formats, such as IMAX® and our proprietary Dolby Cinema™, other Premium Large Format (“PLF”) screens, enhanced food and beverage offerings and our premium seating as deployed throughout our circuit:

	U.S. Markets		International Markets
	Number of Screens	Number of Screens	Number of Screens	Number of Screens
	As of	As of	As of	As of
Format	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
IMAX®	186	186	36	38
Dolby CinemaTM	155	153	9	7
Other Premium Large Format ("PLF")	56	57	80	75
Dine-in theatres	727	729	13	13
Premium seating	3,482	3,394	598	552

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

As of September 30, 2022, in our U.S. markets, we featured recliner seating in approximately 360 U.S. theatres, including Dine-in Theatres, totaling approximately 3,482 screens and representing 45.1% of total U.S. screens. In our International markets, as of September 30, 2022, we had recliner seating in approximately 93 International theatres, totaling approximately 598 screens and representing 21.3% of total International screens.

Open-source internet ticketing makes our AMC seats (approximately 1.1 million as of September 30, 2022) in all our U.S. theatres and auditoriums for all our showtimes as available as possible, on as many websites as possible. Our tickets are currently on sale either directly or through mobile apps, at our own website and mobile apps and other third-party ticketing vendors.

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

Our MacGuffins Bar and Lounges (“MacGuffins”) give us an opportunity to engage our legal age customers. As of September 30, 2022, we offer alcohol in approximately 351 AMC theatres in the U.S. markets and 238 theatres in our International markets and continue to explore expansion globally.

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

AMC Stubs® A-List is our monthly subscription-based tier of our AMC Stubs® loyalty program. This program offers guests admission to movies at AMC up to three times per week including multiple movies per day and repeat visits to already seen movies from $19.95 to $24.95 per month depending upon geographic market. AMC Stubs® A-List also includes premium offerings including IMAX®, Dolby Cinema™ at AMC, RealD, Prime and other proprietary PLF brands. AMC Stubs® A-List members can book tickets online in advance and select specific seats at AMC Theatres with reserved seating. Upon the temporary suspension of theatre operations due to the COVID-19 pandemic, all monthly A-List subscription charges were put on hold. As we reopened theatres, A-List members had the option to reactivate their subscription, which restarted the monthly charge for the program.

As of September 30, 2022, we had more than 27,400,000 member households enrolled in AMC Stubs® A-List, AMC Stubs Premiere™ and AMC Stubs Insider™ programs, combined. During the three and nine months ended September 30, 2022 our AMC Stubs® members represented approximately 43.5% and 42.4% of AMC U.S. markets attendance, respectively. Our large database of identified movie-goers also provides us with additional insight into our customers’ movie preferences. This enables us to have a larger, more personalized and targeted marketing effort.

In our International markets, we currently have loyalty programs in the major territories in which we operate. The movie-goers can earn points for spending money at the theatre, and those points can be redeemed for tickets and concession items at a later date. We currently have approximately 14,000,000 members in our various International loyalty programs.

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

Critical Accounting Estimate

Hycroft common stock and warrants fair value measurement. On March 14, 2022, we purchased 23.4 million units of Hycroft, with each unit consisting of one common share of Hycroft and one common share purchase warrant. The units were priced at $1.193 per unit. We elected the fair value option in accordance with ASC 825-10, and therefore, the fair value of the investment in common stock of Hycroft is remeasured at each subsequent reporting period and unrealized gains and losses are reported in investment expense (income). During the three months ended September 30, 2022, we recorded deterioration in estimated fair value of our investment in warrants to purchase common shares of Hycroft of $7.7 million and deterioration in estimated fair value of our investment in common shares of Hycroft of $11.8 million. During the nine months ended September 30, 2022, we recorded appreciation in estimated fair value of our investment in warrants to purchase common shares of Hycroft of $(7.4) million in investment expense (income) following ASC 815, which fall under Level 3 within the fair value measurement hierarchy and deterioration in estimated fair value of our investment in common shares of Hycroft of $10.8 million in investment expense (income), which fall under Level 1 within the fair value measurement hierarchy.

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

Significant Events

Equity Distribution Agreement. On September 26, 2022, we entered into an equity distribution agreement (the “Equity Distribution Agreement) with Citigroup Global Markets Inc., as a sales agent (“Sales Agent”), to sell up to 425.0 million shares of our AMC Preferred Equity Units, from time to time, through an “at-the-market” offering program (the “Offering”). Subject to the terms and conditions of the Equity Distribution Agreement, the Sales Agent will use reasonable efforts consistent with their normal trading and sales practices, applicable law and regulations, and the rules of the NYSE to sell the AMC Preferred Equity Units from time to time based upon our instructions for the sales, including any price, time or size limits specified by us. We intend to use the net proceeds, if any, from the sale of AMC Preferred Equity Units pursuant to the Equity Distribution Agreement to repay, refinance, redeem or repurchase our existing indebtedness (including expenses, accrued interest and premium, if any) and otherwise for general corporate purposes.

We raised gross proceeds of approximately $9.3 million during the three months ended September 30, 2022, through its at-the-market offering of approximately 2.7 million shares of its AMC Preferred Equity Units and paid fees to the Sales Agent of approximately $0.2 million. See Note 13—Subsequent Events in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

AMC Preferred Equity Units. On August 4, 2022, we announced that the Board of Directors declared a special dividend of one AMC Preferred Equity Unit for each share of Class A common stock outstanding at the close of business on August 15, 2022, the record date. The dividend was paid at the close of business on August 19, 2022 to investors who held Class A common stock as of August 22, 2022, the ex-dividend date.

Each AMC Preferred Equity Unit is a depositary share and represents an interest in one one-hundredth (1/100th) of a share of Series A Convertible Participating Preferred Stock evidenced by a depositary receipt pursuant to a deposit agreement. We have 50,000,000 Preferred Stock shares authorized, 10,000,000 of which have currently been allocated and 5,195,206 have been issued under the depositary agreement as Series A Convertible Participating Preferred Stock, leaving 40,000,000 unallocated Preferred Stock shares. Each AMC Preferred Equity Unit is designed to have the same economic and voting rights as a share of Class A common stock. Trading of the AMC Preferred Equity Units on the NYSE began on August 22, 2022 under the ticker symbol “APE”. Due to the characteristics of the AMC Preferred Equity Units, the special dividend had the effect of a stock split pursuant to ASC 505-20-25-4. Accordingly, all references to made to share, per share, or common share amounts in the accompanying consolidated financial statements and applicable disclosures include Class A common stock and AMC Preferred Equity Units and have been retroactively adjusted to reflect the effects of the special dividend as a stock split. See Note 7—Stockholders’ Equity and Note 12—Loss Per Share in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information.

Investment in Hycroft. On March 14, 2022, we purchased 23.4 million units of Hycroft Mining Holding Corporation (NASDAQ: HYMC) (“Hycroft”) for $27.9 million, with each unit consisting of one common share of Hycroft and one common share purchase warrant. The units were priced at $1.193 per unit. Each warrant is exercisable for one common share of Hycroft at a price of $1.068 per share over a 5-year term through March 2027. We account for the common shares of Hycroft under the equity method and we have elected the fair value option in accordance with ASC 825-10. We account for the warrants as derivatives in accordance with ASC 815. Accordingly, the fair value of the investments in Hycroft are remeasured at each subsequent reporting period and unrealized gains and losses are reported in investment income. During the three and nine months ended September 30, 2022, the Company recorded unrealized losses related to the investment in Hycroft of $19.5 million and $3.4 million in investment expense (income), respectively. See Note 9—Fair Value Measurements in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I in this Form 10-Q for further information.

Debt refinancing. On February 14, 2022, we issued $950.0 million aggregate principal amount of our 7.5% First Lien Senior Secured Notes due 2029 (“First Lien Notes due 2029”), pursuant to an indenture, dated as of February 14, 2022, among us, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and collateral agent. We used the net proceeds from the sale of the notes, and cash on hand, to fund the full redemption of the then outstanding $500 million aggregate principal amount of our 10.5% First Lien Notes due 2025 (“First Lien Notes due 2025”), the then outstanding $300 million aggregate principal amount of our 10.5% First Lien Notes due 2026 (“First Lien Notes due 2026”), and the then outstanding $73.5 million aggregate principal amount of our 15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026 (“First Lien Toggle Notes due 2026”) and to pay related accrued interest, fees, costs, premiums and expenses. We recorded a loss on debt extinguishment related to this transaction of $135.0 million in other expense, during the nine months ended September 30, 2022. The deferred charges will be amortized to interest expense over the term of the First Lien Notes due 2029 using the effective interest method.

Second Lien Notes due 2026. During the nine months ended September 30, 2022 we repurchased $72.5 million aggregate principal amounts of the Second Lien Notes due 2026 for $50.0 million and recorded a gain on extinguishment of $38.6 million in other expense (income). Accrued interest of $3.1 million was paid in connection with the repurchases.

Odeon debt refinancing. The Odeon Term Loan Facility outstanding at quarter end was due to mature on August 19, 2023 during the third fiscal quarter of our next calendar year. On October 20, 2022, Odeon Finco PLC, a direct subsidiary of Odeon Cinemas Group Limited (“Odeon”) and an indirect subsidiary of the Company issued $400.0 million aggregate principal amount of its 12.75% Odeon Senior Secured Notes due 2027 (“Odeon Notes due 2027”), at an issue price of 92.00%. The Odeon Notes due 2027 bear a cash interest rate of 12.75% per annum and will be payable semi-annually in arrears on May 1 and November 1, beginning on May 1, 2023. The Odeon Notes due 2027 are guaranteed on a senior secured basis by certain subsidiaries of Odeon and by Holdings on a standalone and unsecured basis. The Odeon Notes due 2027 contain covenants that limit Odeon and certain subsidiaries’ ability to, among other things: (i) incur additional indebtedness or guarantee indebtedness; (ii) create liens; (iii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iv) make investments; (v) enter into transactions with affiliates; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of their respective assets; and (vii) impair the security interest in the collateral. These covenants are subject to a number of important limitations and exceptions. We used the $363 million net proceeds from the new notes and $146.7 million of existing cash to fund the payment in full of the £147.6 million ($167.7 million) and €312.2 million ($308.9 million) aggregate principal amounts of the Odeon Term Loan Facility and to pay related accrued interest, fees, costs, premiums and expenses. We estimate we will record a loss on debt extinguishment related to this transaction of approximately $34.0 million in other expense in October 2022.

Operating Results

The following table sets forth our consolidated revenues, operating costs and expenses:

	Three Months Ended			Nine Months Ended
(In millions)	September 30, 2022	September 30, 2021	% Change	September 30, 2022	September 30, 2021	% Change
Revenues
Admissions	$545.3	$425.1	28.3%	$1,640.1	$727.6	* %
Food and beverage	333.3	265.2	25.7%	982.5	476.8	* %
Other theatre	89.8	72.9	23.2%	297.9	151.8	96.2%
Total revenues	968.4	763.2	26.9%	2,920.5	1,356.2	* %
Operating Costs and Expenses
Film exhibition costs	263.2	176.5	49.1%	781.7	297.4	* %
Food and beverage costs	58.5	42.9	36.4%	165.7	78.9	* %
Operating expense, excluding depreciation and amortization below	400.6	321.5	24.6%	1,147.6	747.4	53.5%
Rent	223.2	214.9	3.9%	668.8	612.5	9.2%
General and administrative:
Merger, acquisition and other costs	0.3	1.4	(78.6)%	0.4	12.4	(96.8)%
Other, excluding depreciation and amortization below	40.6	47.5	(14.5)%	161.2	153.7	4.9%
Depreciation and amortization	96.9	103.7	(6.6)%	293.0	323.5	(9.4)%
Operating costs and expenses	1,083.3	908.4	19.3%	3,218.4	2,225.8	44.6%
Operating loss	(114.9)	(145.2)	(20.9)%	(297.9)	(869.6)	(65.7)%
Other expense (income):
Other expense (income)	(1.0)	(11.7)	(91.5)%	91.6	(71.8)	* %
Interest expense:
Corporate borrowings	85.1	88.7	(4.1)%	246.6	328.3	(24.9)%
Finance lease obligations	1.0	1.2	(16.7)%	3.2	4.0	(20.0)%
Non-cash NCM exhibitor service agreement	9.6	9.4	2.1%	28.6	28.7	(0.3)%
Equity in (earnings) loss of non-consolidated entities	(2.8)	(6.7)	(58.2)%	3.3	(1.2)	* %
Investment expense (income)	18.3	—	NA %	12.2	(8.3)	* %
Total other expense, net	110.2	80.9	36.2%	385.5	279.7	37.8%
Net loss before income taxes	(225.1)	(226.1)	(0.4)%	(683.4)	(1,149.3)	(40.5)%
Income tax provision (benefit)	1.8	(1.9)	* %	2.5	(13.9)	* %
Net loss	(226.9)	(224.2)	1.2%	(685.9)	(1,135.4)	(39.6)%
Less: Net loss attributable to noncontrolling interests	—	—	* %	—	(0.7)	* %
Net loss attributable to AMC Entertainment Holdings, Inc.	$(226.9)	$(224.2)	1.2%	$(685.9)	$(1,134.7)	(39.6)%

*     Percentage change in excess of 100%

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Operating Data:	2022	2021	2022	2021
Screen additions	—	2	37	53
Screen acquisitions	19	78	129	140
Screen dispositions	70	37	224	139
Construction openings (closures), net	17	9	14	7
Average screens (1)	10,138	10,151	10,128	8,601
Number of screens operated	10,518	10,575	10,518	10,575
Number of theatres operated	943	947	943	947
Total number of circuit screens	10,518	10,604	10,518	10,604
Total number of circuit theatres	943	951	943	951
Screens per theatre	11.2	11.2	11.2	11.2
Attendance (in thousands) (1)	53,177	39,999	151,381	68,864
(1)	Includes consolidated theatres only and excludes screens offline due to construction and temporary suspension of operations as consequence of the COVID-19 pandemic.

Segment Operating Results

The following table sets forth our revenues, operating costs and expenses by reportable segment:

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(In millions)	2022	2021	2022	2021	2022	2021
Revenues
Admissions	$417.6	$293.2	$127.7	$131.9	$545.3	$425.1
Food and beverage	272.4	197.8	60.9	67.4	333.3	265.2
Other theatre	63.3	46.9	26.5	26.0	89.8	72.9
Total revenues	753.3	537.9	215.1	225.3	968.4	763.2
Operating Costs and Expenses
Film exhibition costs	212.0	126.7	51.2	49.8	263.2	176.5
Food and beverage costs	43.6	28.4	14.9	14.5	58.5	42.9
Operating expense	300.4	231.1	100.2	90.4	400.6	321.5
Rent	169.1	160.8	54.1	54.1	223.2	214.9
General and administrative expense:
Merger, acquisition and other costs	0.3	1.3	—	0.1	0.3	1.4
Other, excluding depreciation and amortization below	26.6	29.7	14.0	17.8	40.6	47.5
Depreciation and amortization	77.1	78.4	19.8	25.3	96.9	103.7
Operating costs and expenses	829.1	656.4	254.2	252.0	1,083.3	908.4
Operating income (loss)	(75.8)	(118.5)	(39.1)	(26.7)	(114.9)	(145.2)
Other expense (income):
Other expense (income)	(2.0)	13.6	1.0	(25.3)	(1.0)	(11.7)
Interest expense:
Corporate borrowings	67.9	68.9	17.2	19.8	85.1	88.7
Finance lease obligations	0.1	0.2	0.9	1.0	1.0	1.2
Non-cash NCM exhibitor service agreement	9.6	9.4	—	—	9.6	9.4
Equity in (earnings) loss of non-consolidated entities	(3.5)	(6.1)	0.7	(0.6)	(2.8)	(6.7)
Investment expense (income)	18.4	—	(0.1)	—	18.3	—
Total other expense (income), net	90.5	86.0	19.7	(5.1)	110.2	80.9
Net loss before income taxes	(166.3)	(204.5)	(58.8)	(21.6)	(225.1)	(226.1)
Income tax provision (benefit)	0.4	(2.3)	1.4	0.4	1.8	(1.9)
Net loss	(166.7)	(202.2)	(60.2)	(22.0)	(226.9)	(224.2)
Less: net loss attributable to noncontrolling interests	—	—	—	—	—	—
Net loss attributable to AMC Entertainment Holdings, Inc.	$(166.7)	$(202.2)	$(60.2)	$(22.0)	$(226.9)	$(224.2)

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2022	2021	2022	2021	2022	2021
Segment Operating Data:
Screen additions	—	—	—	2	—	2
Screen acquisitions	10	72	9	6	19	78
Screen dispositions	60	20	10	17	70	37
Construction openings (closures), net	16	8	1	1	17	9
Average screens (1)	7,652	7,668	2,486	2,483	10,138	10,151
Number of screens operated	7,712	7,784	2,806	2,791	10,518	10,575
Number of theatres operated	591	596	352	351	943	947
Total number of circuit screens	7,712	7,796	2,806	2,808	10,518	10,604
Total number of circuit theatres	591	597	352	354	943	951
Screens per theatre	13.0	13.1	8.0	7.9	11.2	11.2
Attendance (in thousands) (1)	38,329	26,698	14,848	13,301	53,177	39,999
(1)	Includes consolidated theatres only and excludes screens offline due to construction and temporary suspension of operations as consequence of the COVID-19 pandemic.

	U.S. Markets		International Markets		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(In millions)	2022	2021	2022	2021	2022	2021
Revenues
Admissions	$1,229.6	$552.2	$410.5	$175.4	$1,640.1	$727.6
Food and beverage	793.7	386.2	188.8	90.6	982.5	476.8
Other theatre	201.0	111.5	96.9	40.3	297.9	151.8
Total revenues	2,224.3	1,049.9	696.2	306.3	2,920.5	1,356.2
Operating Costs and Expenses
Film exhibition costs	619.4	231.1	162.3	66.3	781.7	297.4
Food and beverage costs	120.1	57.2	45.6	21.7	165.7	78.9
Operating expense	836.8	560.2	310.8	187.2	1,147.6	747.4
Rent	502.5	452.3	166.3	160.2	668.8	612.5
General and administrative expense:
Merger, acquisition and other costs	0.9	8.5	(0.5)	3.9	0.4	12.4
Other	111.3	105.7	49.9	48.0	161.2	153.7
Depreciation and amortization	229.0	243.6	64.0	79.9	293.0	323.5
Operating costs and expenses	2,420.0	1,658.6	798.4	567.2	3,218.4	2,225.8
Operating loss	(195.7)	(608.7)	(102.2)	(260.9)	(297.9)	(869.6)
Other expense (income):
Other expense (income)	92.9	10.2	(1.3)	(82.0)	91.6	(71.8)
Interest expense:
Corporate borrowings	192.7	281.6	53.9	46.7	246.6	328.3
Finance lease obligations	0.4	0.6	2.8	3.4	3.2	4.0
Non-cash NCM exhibitor service agreement	28.6	28.7	—	—	28.6	28.7
Equity in (earnings) loss of non-consolidated entities (1)	(2.7)	(4.9)	6.0	3.7	3.3	(1.2)
Investment expense (income)	12.3	(2.8)	(0.1)	(5.5)	12.2	(8.3)
Total other expense (income), net	324.2	313.4	61.3	(33.7)	385.5	279.7
Net loss before income taxes	(519.9)	(922.1)	(163.5)	(227.2)	(683.4)	(1,149.3)
Income tax provision (benefit)	0.7	(10.2)	1.8	(3.7)	2.5	(13.9)
Net loss	(520.6)	(911.9)	(165.3)	(223.5)	(685.9)	(1,135.4)
Less: net loss attributable to noncontrolling interests	—	—	—	(0.7)	—	(0.7)
Net loss attributable to AMC Entertainment Holdings, Inc.	$(520.6)	$(911.9)	$(165.3)	$(222.8)	$(685.9)	$(1,134.7)

	U.S. Markets		International Markets		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2022	2021	2022	2021	2022	2021
Segment Operating Data:
Screen additions	12	31	25	22	37	53
Screen acquisitions	120	134	9	6	129	140
Screen dispositions	181	43	43	96	224	139
Construction openings (closures), net	6	6	8	1	14	7
Average screens (1)	7,646	7,222	2,482	1,379	10,128	8,601
Number of screens operated	7,712	7,784	2,806	2,791	10,518	10,575
Number of theatres operated	591	596	352	351	943	947
Total number of circuit screens	7,712	7,796	2,806	2,808	10,518	10,604
Total number of circuit theatres	591	597	352	354	943	951
Screens per theatre	13.0	13.1	8.0	7.9	11.2	11.2
Attendance (in thousands) (1)	107,622	50,738	43,759	18,126	151,381	68,864
(1)	Includes consolidated theatres only and excludes screens offline due to construction and temporary suspension of operations as consequence of the COVID-19 pandemic.

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

During the three months ended September 30, 2022, Adjusted EBITDA in the U.S. markets was $1.2 million compared to $(30.1) million during the three months ended September 30, 2021. The year-over-year improvement was primarily due to the decreased net loss driven by an increase in attendance primarily due to the popularity of film product compared to the prior year, partially offset by increases in operating costs due to the increase in attendance and increases in rent expense. During the three months ended September 30, 2022, Adjusted EBITDA in the International markets was $(14.1) million compared to $24.7 million during the three months ended September 30, 2021. The year-over-year decline was primarily due to the increased net loss driven by increases in operating costs due to an increase in attendance, inflationary cost pressures, and decreases in government assistance. During the three months ended September 30, 2022, Adjusted EBITDA in the U.S. markets and International markets was $(12.9) million compared to $(5.4) million during the three months ended September 30, 2021, driven by the aforementioned factors impacting Adjusted EBITDA.

During the nine months ended September 30, 2022, Adjusted EBITDA in the U.S. markets was $52.2 million compared to $(348.5) million during the nine months ended September 30, 2021. The year-over-year improvement was primarily due to the decreased net loss driven by an increase in attendance primarily due to the COVID-19 pandemic impact on the prior year which resulted in the temporary suspension or limited operations at our theatres, deterred customers from attending our theatres when we resumed operations, and prompted film distributors to delay or alternatively distribute films, and lifting of seat restrictions, increases in package ticket and gift card breakage, partially offset by increases in operating costs due to the increase in attendance, and increases in rent expense. During the nine months ended September 30, 2022, Adjusted EBITDA in the International markets was $(20.1) million compared to $(102.4) million during the nine months ended September 30, 2021. The year-over-year improvement was primarily due to the decreased net loss driven by an increase in attendance primarily due to the COVID-19 pandemic impact on the prior year and lifting of seat restrictions, partially offset by increases in operating costs due to the increase in attendance, decreases in government assistance, increases in rent expense, and increases in general and administrative expenses excluding stock-based compensation. During the nine months ended September 30, 2022, Adjusted EBITDA in the U.S. markets and International markets was $32.1 million compared to $(450.9) million during the nine months ended September 30, 2021, driven by the aforementioned factors impacting Adjusted EBITDA.

The following tables set forth our Adjusted EBITDA by reportable operating segment and our reconciliation of Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
Adjusted EBITDA (In millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
U.S. markets	$1.2	$(30.1)	$52.2	$(348.5)
International markets	(14.1)	24.7	(20.1)	(102.4)
Total Adjusted EBITDA	$(12.9)	$(5.4)	$32.1	$(450.9)

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net loss	$(226.9)	$(224.2)	$(685.9)	$(1,135.4)
Plus:
Income tax provision (benefit)	1.8	(1.9)	2.5	(13.9)
Interest expense	95.7	99.3	278.4	361.0
Depreciation and amortization	96.9	103.7	293.0	323.5
Certain operating expense (1)	4.3	(0.3)	10.5	(2.0)
Equity in (earnings) loss of non-consolidated entities	(2.8)	(6.7)	3.3	(1.2)
Cash distributions from non-consolidated entities (2)	3.4	6.1	5.0	6.4
Attributable EBITDA (3)	0.1	1.5	0.1	1.4
Investment expense (income) (4)	18.3	—	12.2	(8.3)
Other expense (5)	6.2	13.7	110.9	8.6
Other non-cash rent benefit (6)	(6.6)	(3.0)	(20.6)	(22.2)
General and administrative — unallocated:
Merger, acquisition and other costs (7)	0.3	1.4	0.4	12.4
Stock-based compensation expense (8)	(3.6)	5.0	22.3	18.8
Adjusted EBITDA	$(12.9)	$(5.4)	$32.1	$(450.9)
(1)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens, including the related accretion of interest, disposition of assets and other non-operating gains or losses included in operating expenses. We have excluded these items as they are non-cash in nature or are non-operating in nature.
(2)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. We believe including cash distributions is an appropriate reflection of the contribution of these investments to our operations.
(3)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of our equity in loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where we hold a significant market share, we believe attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. We also provide services to these theatre operators including information technology systems, certain on-screen advertising services and our gift card and package ticket program.

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Equity in (earnings) loss of non-consolidated entities	$(2.8)	$(6.7)	$3.3	$(1.2)
Less:
Equity in (earnings) of non-consolidated entities excluding International theatre joint ventures	(3.5)	(6.4)	(3.1)	(4.9)
Equity in earnings (loss) of International theatre joint ventures	(0.7)	0.3	(6.4)	(3.7)
Income tax provision	0.1	0.2	0.1	0.1
Investment income	—	—	0.2	—
Interest expense	—	—	—	0.2
Impairment of long-lived assets	—	—	4.2	—
Depreciation and amortization	0.7	1.0	2.0	4.6
Other expense	—	—	—	0.2
Attributable EBITDA	$0.1	$1.5	$0.1	$1.4

(4)	Investment expense (income) during the three months ended September 30, 2022 includes deterioration in estimated fair value of the Company’s investment in common shares of Hycroft Mining Holding Corporation of $11.8 million and deterioration in estimated fair value of the Company’s investment in warrants to purchase common shares of Hycroft Mining Holding Corporation of $7.7 million. During the three months ended September 30, 2022, investment expense (income) includes deterioration in estimated fair value of the Company’s investment in NCM of $1.6 million.

Investment expense (income) during the nine months ended September 30, 2022 includes deterioration in estimated fair value of the Company’s investment in common shares of Hycroft Mining Holding Corporation of $10.8 million and appreciation in estimated fair value of the Company’s investment in warrants to purchase common shares of Hycroft Mining Holding Corporation of $(7.4) million. During the nine months ended September 30, 2022, investment expense (income) includes deterioration in estimated fair value of the Company’s investment in NCM of $11.1 million.

(5)	Other expense during the three months ended September 30, 2022, includes foreign currency transaction losses of $6.3 million. During the three months ended September 30, 2021, other expense (income) included loss on debt extinguishment of $14.4 million, partially offset by foreign currency transaction gains of $(0.7) million.

Other expense during the nine months ended September 30, 2022, included loss on debt extinguishment of $96.4 million and foreign currency transaction losses of $14.7 million. During the nine months ended September 30, 2021, other expense (income) primarily consisted of a loss on debt extinguishment of $14.4 million and financing fees of $1.0 million, partially offset by income related to contingent lease guarantees of $(5.7) million and foreign currency transaction gains of $(1.1) million.

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

Segment Information

Our historical results of operations for the three and nine months ended September 30, 2022 and September 30, 2021 reflect the results of operations for our two theatrical exhibition reportable segments, U.S. markets and International markets.

Results of Operations— For the Three Months ended September 30, 2022 Compared to the Three Months ended September 30, 2021

Condensed Consolidated Results of Operations

Revenues. Total revenues increased $205.2 million, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Admissions revenues increased $120.2 million, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to an increase in attendance of 32.9% from 40.0 million patrons to 53.2 million patrons partially offset by a 3.6% decrease in average ticket price. The increase in attendance was primarily due to the popularity of film product compared to the prior year. The decrease in average ticket price was primarily due to higher frequency on our A-List subscription program, and a decrease in foreign currency translation rates, partially offset by increases in 3D and Premium content.

Food and beverage revenues increased $68.1 million, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to the increase in attendance, partially offset by the decrease in food and beverage per patron. Food and beverage per patron decreased 5.4% from $6.63 to $6.27 due primarily to decreases in the percentage of patrons making purchases due to attendance increases, a decrease in average prices and a decrease in foreign currency translation rates.

Total other theatre revenues increased $16.9 million, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to increases in ticket fees and screen and other advertising due to the increase in attendance, partially offset by the decrease in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased $174.9 million, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Film exhibition costs increased $86.7 million, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to the increase in attendance. As a percentage of admissions revenues, film exhibition costs were 48.3% for the three months ended September 30, 2022, compared to 41.5% for the three months ended September 30, 2021. The increase in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the current year, which typically results in higher film exhibition costs. Additionally, lower film exhibition costs were paid on films with shorter exclusive theatrical windows in the prior year.

Food and beverage costs increased $15.6 million, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 17.6% for the three months ended September 30, 2022 and 16.2% for the three months ended September 30, 2021.

As a percentage of revenues, operating expense was 41.4% for the three months ended September 30, 2022, and 42.1% for the three months ended September 30, 2021. Rent expense increased 3.9%, or $8.3 million, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due primarily to cash rent abatements from landlords in the prior year and the opening of new theatres, partially offset by theatre closures and the decrease in foreign currency translation rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases and rent obligations of approximately $195.8 million that have been deferred to future years as of September 30, 2022.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.3 million during the three months ended September 30, 2022, compared to $1.4 million during the three months ended September 30, 2021, primarily due to higher legal and professional costs in the prior year.

Other. Other general and administrative expense decreased 14.5%, or $6.9 million, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021 due primarily to lower amounts of expense for stock-based compensation expense due primarily to lower expectations for performance based vesting and lower expense for SPSUs that fully vested in 2021 and decreases in foreign currency translation rates, partially offset by an increase in grant date fair values for 2020 and 2021 PSU awards for the 2022 Tranche Year. See Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased 6.6%, or $6.8 million, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to lower depreciation expense on theatres impaired during years ended December 31, 2020 and December 31, 2021 and the decrease in foreign currency translation rates.

Other income. Other income of $1.0 million during the three months ended September 30, 2022 was primarily due to $7.0 million in government assistance related to COVID-19 and partially offset by $6.3 million of foreign currency transaction losses. Other income of $11.7 million during the three months ended September 30, 2021 was primarily due to $25.1 million in government assistance related to COVID-19, and $0.7 million of foreign currency transaction gains, partially offset by $14.4 million of loss on the extinguishment of debt. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense decreased $3.6 million to $95.7 million for the three months ended September 30, 2022 compared to $99.3 million during the three months ended September 30, 2021 primarily due to:

●	the extinguishment of $72.5 million of 10%/12% Cash/PIK/Toggle Second Lien Notes due 2026 in May of 2022;
●	the extinguishment of $500.0 million of 10.5% First Lien Notes due 2025 on February 14, 2022;
●	the extinguishment of $300.0 million of 10.5% First Lien Notes due 2026 on February 14, 2022;
●	the extinguishment of $73.5 million of 15%/17% Cash/PIK/Toggle Second Lien Notes due 2026 on February 14, 2022; and
●	the decline in foreign currency translation rates,

partially offset by:

●	the issuance of $950.0 million of 7.5% First Lien Senior Secured Notes due 2029 on February 14, 2022; and
●	increases in interest rates on the Senior Secured Credit Facility Term Loan due 2026.

Equity in earnings of non-consolidated entities. Equity in earnings of non-consolidated entities was $2.8 million for the three months ended September 30, 2022, compared to $6.7 million for the three months ended September 30, 2021.

Investment expense. Investment expense was $18.3 million for the three months ended September 30, 2022, compared to $0.0 million for the three months ended September 30, 2021. Investment expense in the current year includes $11.8 million of decline in estimated fair value of our investment in common shares of Hycroft Mining Holding Corporation, $7.7 million of decline in estimated fair value of our investment in warrants to purchase common shares of Hycroft Mining Holding Corporation and $1.6 million decline in estimated fair value of our investment in NCM common units, partially offset by interest income of $2.8 million.

Income tax provision (benefit). The income tax provision (benefit) was $1.8 million and $(1.9) million for the three months ended September 30, 2022 and September 30, 2021, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $226.9 million and $224.2 million during the three months ended September 30, 2022 and September 30, 2021, respectively. Net loss during the three months ended September 30, 2022 compared to net loss for the three months ended September 30, 2021 was negatively impacted by increases in rent expense, decreases in other income, decreases in equity in earnings, increases in investment expense and a decrease in income tax benefit, partially offset by the increase in attendance as a result of the popularity of new film releases compared to the prior year, decreases in depreciation and amortization expense, decreases in interest expense, decreases in general and administrative expenses, and decreases in foreign currency translation rates.

Theatrical Exhibition–U.S. Markets

Revenues. Total revenues increased $215.4 million, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Admissions revenues increased $124.4 million, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to an increase in attendance of 43.6% from 26.7 million patrons to 38.3 million patrons offset by a 0.7% decrease in average ticket price. The increase in attendance was primarily due to the popularity of film product compared to the prior year. The decrease in average ticket price was primarily due to higher frequency on our A-List subscription program partially offset by increases in 3D and Premium content.

Food and beverage revenues increased $74.6 million, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to the increase in attendance and partially offset by the decrease in food and beverage per patron. Food and beverage per patron decreased 4.0% from $7.41 to $7.11 due primarily to decreases in the percentage of patrons making purchases as attendance increases and a decrease in average prices.

Total other theatre revenues increased $16.4 million, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to increases in ticket fees and screen and other advertising due to the increase in attendance.

Operating costs and expenses. Operating costs and expenses increased $172.7 million, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Film exhibition costs increased $85.3 million, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to the increase in attendance. As a percentage of admissions revenues, film exhibition costs were 50.8% for the three months ended September 30, 2022 and 43.2% for the three months ended September 30, 2021. The increase in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the current year, which typically results in higher film exhibition costs. Additionally, lower film exhibition costs were paid on films with shorter exclusive theatrical windows in the prior year.

Food and beverage costs increased $15.2 million, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 16.0% for the three months ended September 30, 2022, compared to 14.4% for the three months ended September 30, 2021.

As a percentage of revenues, operating expense was 39.9% for the three months ended September 30, 2022 and 43.0% for the three months ended September 30, 2021. Rent expense increased 5.2%, or $8.3 million, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due primarily to cash rent abatements from landlords in the prior year and the opening of new theatres, partially offset by theatre closures. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases and rent obligations of approximately $160.0 million that have been deferred to future years as of September 30, 2022.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.3 million during the three months ended September 30, 2022, compared to $1.3 million during the three months ended September 30, 2021, primarily due to higher legal and professional costs in the prior year.

Other. Other general and administrative expense decreased 10.4%, or $3.1 million, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021 due primarily to lower expectations for performance based vesting and lower expense for SPSUs that fully vested in 2021, partially offset by an increase in grant date fair values for 2020 and 2021 PSU awards for the 2022 Tranche Year. See Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased 1.7%, or $1.3 million, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to lower depreciation expense on theatres impaired during years ended December 31, 2020 and December 31, 2021.

Other expense (income). Other income of $(2.0) million during the three months ended September 30, 2022 was primarily due to government assistance related to COVID-19 of $1.6 million. Other expense of $13.6 million for the three months ended September 30, 2021 was primarily due to a loss on extinguishment of debt of $14.4 million, partially offset by government assistance related to COVID-19 of $0.4 million. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense decreased $0.9 million to $77.6 million for the three months ended September 30, 2022 compared to $78.5 million during the three months ended September 30, 2021, primarily due to:

●	the extinguishment of $72.5 million of 10%/12% Cash/PIK/Toggle Second Lien Notes due 2026 in May of 2022;
●	the extinguishment of $500.0 million of 10.5% First Lien Notes due 2025 on February 14, 2022;
●	the extinguishment of $300.0 million of 10.5% First Lien Notes due 2026 on February 14, 2022; and
●	the extinguishment of $73.5 million of 15%/17% Cash/PIK/Toggle Second Lien Notes due 2026 on February 14, 2022;

partially offset by:

●	the issuance of $950.0 million of 7.5% First Lien Senior Secured Notes due 2029 on February 14, 2022; and
●	increases in interest rates on the Senior Secured Credit Facility Term Loan due 2026.

Equity in earnings of non-consolidated entities. Equity in earnings of non-consolidated was $3.5 million for the three months ended September 30, 2022, compared to $6.1 million for the three months ended September 30, 2021.

Investment expense. Investment expense was $18.4 million for the three months ended September 30, 2022, compared to $0.0 million for the three months ended September 30, 2021. Investment expense in the current year includes $11.8 million of decline in estimated fair value of our investment in common shares of Hycroft Mining Holding Corporation, $7.7 million of decline in estimated fair value of our investment in warrants to purchase common shares of Hycroft Mining Holding Corporation and $1.6 million decline in estimated fair value of our investment in NCM common units, partially offset by interest income of $2.7 million.

Income tax provision (benefit). The income tax provision (benefit) was $0.4 million and $(2.3) million for the three months ended September 30, 2022 and September 30, 2021, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $166.7 million and $202.2 million during the three months ended September 30, 2022 and September 30, 2021, respectively. Net loss during the three months ended September 30, 2022 compared to net loss for the three months ended September 30, 2021 was positively impacted by the increase in attendance as a result of the popularity of new film releases compared to the prior year, decreases in general and administrative expenses, decreases in depreciation and amortization expense, decreases in interest expense and increases in other income, partially offset by increases in rent expense, increases in investment expense and a decrease in income tax benefit.

Theatrical Exhibition - International Markets

Revenues. Total revenues decreased $10.2 million, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Admissions revenues decreased $4.2 million, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due to a 13.3% decrease in average ticket price, partially offset by an increase in attendance of 11.6% from 13.3 million patrons to 14.8 million patrons. The decrease in average ticket price was primarily due to a decrease in foreign currency translation rates. The increase in attendance was primarily due to the popularity of film product compared to the prior year.

Food and beverage revenues decreased $6.5 million, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to the decrease in food and beverage per patron, partially offset by the increase in attendance. Food and beverage per patron decreased 19.1% from $5.07 to $4.10 due primarily to decreases in foreign currency translation rates and decreases in the percentage of patrons making purchases due to attendance increases.

Total other theatre revenues increased $0.5 million, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to increases in advertising and theatre rentals for meetings, partially offset by the decrease in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased $2.2 million, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Film exhibition costs increased $1.4 million, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to the increase in film exhibition cost percentage. As a percentage of admissions revenues, film exhibition costs were 40.1% for the three months ended September 30, 2022, compared to 37.8% for the three months ended September 30, 2021.

Food and beverage costs increased $0.4 million, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase in food and beverage costs was primarily due to the increase in food and beverage cost percentage. As a percentage of food and beverage revenues, food and beverage costs were 24.5% for the three months ended September 30, 2022, compared to 21.5% for the three months ended September 30, 2021.

As a percentage of revenues, operating expense was 46.6% for the three months ended September 30, 2022, compared to 40.1% for the three months ended September 30, 2021. Utilities expense increased $8.1 million or 73.7% during the three months ended September 30, 2022, compared to the three months ended September 30, 2021 due to higher energy costs in Europe than experienced in the prior year which caused the majority of the increase in operating expense as a percentage of revenue from the prior year. Rent expense was unchanged during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due primarily to cash rent abatements from landlords in the prior year and the opening of new theatres, partially offset by theatre closures and the decrease in foreign currency translation rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases and rent obligations of approximately $35.8 million that have been deferred to future years as of September 30, 2022.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.0 million during the three months ended September 30, 2022, compared to $0.1 million during the three months ended September 30, 2021, primarily due to legal and professional costs related to strategic contingency planning in the prior year.

Other. Other general and administrative expense decreased 21.3%, or $3.8 million, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021 due primarily to lower amounts of expense for stock-based compensation expense due primarily to lower expectations for performance based vesting and lower expense for SPSUs that fully vested in 2021 and decreases in foreign currency translation rates, partially offset by an increase in grant date fair values for 2020 and 2021 PSU awards for the 2022 Tranche Year. See Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased 21.7%, or $5.5 million, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to lower depreciation expense on theatres impaired during years ended December 31, 2020 and December 31, 2021 and the decrease in foreign currency translation rates.

Other expense (income). Other expense of $1.0 million during the three months ended September 30, 2022 was primarily due to $6.3 million of foreign currency transaction losses, partially offset by $5.4 million in government assistance related to COVID-19. Other income of $25.3 million during the three months ended September 30, 2021 was primarily due to $24.7 million in government assistance related to COVID-19 and $0.7 million of foreign currency transaction gains. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense decreased $2.7 million to $18.1 million for the three months ended September 30, 2022 compared to $20.8 million during the three months ended September 30, 2021, primarily due to the decline in foreign currency translation rates.

Equity in (earnings) loss of non-consolidated entities. Equity in (earnings) loss of non-consolidated entities was $0.7 million for the three months ended September 30, 2022, compared to ($0.6) million for the three months ended September 30, 2021.

Investment income. Investment income was $0.1 million for the three months ended September 30, 2022, compared to $0.0 million for the three months ended September 30, 2021.

Income tax provision (benefit). The income tax provision (benefit) was $1.4 million and $0.4 million for the three months ended September 30, 2022 and September 30, 2021, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $60.2 million and $22.0 million during the three months ended September 30, 2022 and September 30, 2021, respectively. Net loss during the three months ended September 30, 2022 compared to net loss for the three months ended September 30, 2021 was negatively impacted by the decline in total revenues and increased film and food and beverage costs, increases in operating expense, declines in other income, decreases in equity in earnings and increases in income tax provision, partially offset by decreases in depreciation and amortization expense, decreases in interest expense, decreases in general and administrative expenses, decreases in other income and decreases in foreign currency translation rates.

Results of Operations— For the Nine Months ended September 30, 2022 Compared to the Nine Months ended September 30, 2021

Condensed Consolidated Results of Operations

Revenues. Total revenues increased $1,564.3 million, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Admissions revenues increased $912.5 million, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to an increase in attendance from 68.9 million patrons to 151.4 million patrons and a 2.5% increase in average ticket price. The increase in attendance was primarily due to the COVID-19 pandemic impact on the prior year which resulted in the temporary suspension or limited operations at our theatres in U.S. markets and International markets, deterred customers from attending our theatres when we resumed operations, and prompted film distributors to delay or alternatively distribute films. The increase in average ticket price was primarily due to strategic pricing initiatives put in place over the prior year, increases in 3D, IMAX and Premium content, partially offset by a decrease in foreign currency translation rates.

Food and beverage revenues increased $505.7 million, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the increase in attendance, partially offset by the decrease in food and beverage per patron. Food and beverage per patron decreased 6.2% from $6.92 to $6.49 due primarily to a decrease in units sold per transaction due to the decline in private theatre rentals from the prior year, a decrease in the percentage of patrons making purchases due to attendance increases and the decline in foreign currency translation rates. The higher number of private theatre rentals in the prior year resulted in larger party sizes and larger individual orders.

Total other theatre revenues increased $146.1 million, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to increases in ticket fees, income from gift cards and package tickets and screen and other advertising due to the increase in attendance, partially offset by the decrease in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased $992.6 million, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Film exhibition costs increased $484.3 million, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the increase in attendance. As a percentage of admissions revenues, film exhibition costs were 47.7% for the nine months ended September 30, 2022, compared to 40.9% for the nine months ended September 30, 2021. The increase in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the current year, which typically results in higher film exhibition costs. Additionally, lower film exhibition costs were paid on films with shorter exclusive theatrical windows in the prior year.

Food and beverage costs increased $86.8 million, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 16.9% for the nine months ended September 30, 2022, compared to 16.5% for the nine months ended September 30, 2021.

As a percentage of revenues, operating expense was 39.3% for the nine months ended September 30, 2022, compared to 55.1% for the nine months ended September 30, 2021 due to the very low levels of attendance in the prior year. Rent expense increased 9.2%, or $56.3 million, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, due primarily to cash rent abatements from landlords in the prior year and the opening of new theatres, partially offset by theatre closures and the decrease in foreign currency translation rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases and rent obligations of approximately $195.8 million that have been deferred to future years as of September 30, 2022.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.4 million during the nine months ended September 30, 2022, compared to $12.4 million during the nine months ended September 30, 2021, primarily due to higher legal and professional costs in the prior year.

Other. Other general and administrative expense increased 4.9%, or $7.5 million, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021 due primarily to higher insurance and company meeting costs.

Depreciation and amortization. Depreciation and amortization decreased 9.4%, or $30.5 million, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to lower depreciation expense on theatres impaired during years ended December 31, 2020 and December 31, 2021 and the decrease in foreign currency translation rates.

Other expense (income). Other expense of $91.6 million during the nine months ended September 30, 2022 was primarily due to a loss on extinguishment of debt of $135.0 million related to the full redemption of the $500 million aggregate principal amount of the First Lien Notes due 2025, the $300 million aggregate principal amount of the First Lien Notes due 2026, and the $73.5 million aggregate principal amount of the First Lien Toggle Notes due 2026 and $14.7 million of foreign currency transaction expense, partially offset by a gain on extinguishment of debt of $38.6 million related to the redemption of $72.5 million of aggregate principal amount of the Second Lien Notes due 2026 and $18.9 million in government assistance related to COVID-19. Other income of $71.8 million during the nine months ended September 30, 2021 was primarily due to $79.7 million in government assistance related to COVID-19, foreign currency transaction gains of $1.1 million, and estimated credit income of $5.7 million related to contingent lease guarantees, partially offset by a $14.4 million loss on extinguishment of debt and $1.0 million of financing fees related to the write-off of unamortized deferred charges on the Odeon revolver. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense decreased $82.6 million to $278.4 million for the nine months ended September 30, 2022, compared to $361.0 million during the nine months ended September 30, 2021 primarily due to:

●	the extinguishment of $72.5 million of 10%/12% Cash/PIK/Toggle Second Lien Notes due 2026 in May of 2022;
●	the conversion of $600.0 million 2.95% Convertible Notes due 2026 to 44,422,860 Common Shares on January 27, 2021 that resulted in the write-off to interest expense of $70.0 million of unamortized discount and deferred charges at the date of conversion following the guidance in ASC 815-15-40-1;
●	the extinguishment of $500.0 million of 10.5% First Lien Notes due 2025 on February 14, 2022;
●	the extinguishment of $300.0 million of 10.5% First Lien Notes due 2026 on February 14, 2022;
●	the extinguishment of $73.5 million of 15%/17% Cash/PIK/Toggle Second Lien Notes due 2026 on February 14, 2022; and
●	the decline in foreign currency translation rates,

partially offset by:

●	increases in interest rates on the Senior Secured Credit Facility Term Loan due 2026;
●	the issuance of $950.0 million of 7.5% First Lien Senior Secured Notes due 2029 on February 14, 2022; and
●	the issuance of £140.0 million and €296.0 million 10.75%/11.25% Cash/PIK Term Loans due 2023 on February 19, 2021.

Equity in loss (earnings) of non-consolidated entities. Equity in loss of non-consolidated entities was $3.3 million for the nine months ended September 30, 2022, compared to earnings of $1.2 million for the nine months ended September 30, 2021.

Investment expense (income). Investment expense was $12.2 million for the nine months ended September 30, 2022, compared to investment income of $8.3 million for the nine months ended September 30, 2021. Investment expense in the current year includes $10.8 million of decline in estimated fair value of our investment in common shares of Hycroft Mining Holding Corporation partially offset by $7.4 million of appreciation in estimated fair value of our investment in warrants to purchase common shares of Hycroft Mining Holding Corporation, an $11.1 million decline in estimated fair value of our investment in NCM common units offset by interest income of $3.3 million. Investment income includes a gain on sale of the Baltics of $5.5 million during the nine months ended September 30, 2021.

Income tax provision (benefit). The income tax provision (benefit) was $2.5 million and $(13.9) million for the nine months ended September 30, 2022 and September 30, 2021, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $685.9 million and $1,135.4 million during the nine months ended September 30, 2022 and September 30, 2021, respectively. Net loss during the nine months ended September 30, 2022 compared to net loss for the nine months ended September 30, 2021 was positively impacted by the increase in attendance as a result of an increase in new film releases in connection with the reopening of theatres in the current year that had been temporarily closed or limited operationally due to the COVID-19 pandemic and lifting of seating restrictions, decreases in depreciation and amortization expense, decreases in interest expense, decreases in general and administrative expenses and decreases in foreign currency translation rates, partially offset by increases in rent expense, decreases in other income, decreases in investment income and a decrease in income tax benefit.

Theatrical Exhibition–U.S. Markets

Revenues. Total revenues increased $1,174.4 million, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Admissions revenues increased $677.4 million, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to an increase in attendance from 50.7 million patrons to 107.6 million patrons and an 5.1% increase in average ticket price. The increase in attendance was primarily due to the COVID-19 pandemic impact on the prior year which resulted in the temporary suspension or limited operations at our theatres in U.S. markets, deterred customers from attending our theatres when we resumed operations, and prompted film distributors to delay or alternatively distribute films. The increase in average ticket price was primarily due to strategic pricing initiatives put in place over the prior year and increases in 3D, IMAX and Premium content.

Food and beverage revenues increased $407.5 million, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the increase in attendance and partially offset by the decrease in food and beverage per patron. Food and beverage per patron decreased 3.2% from $7.61 to $7.37 due primarily to a decrease in units sold per transaction due to the decline in private theatre rentals from the prior year and a decrease in the percentage of patrons making purchases due to attendance increases. The higher number of private theatre rentals in the prior year resulted in larger party sizes and larger individual orders.

Total other theatre revenues increased $89.5 million, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to increases in ticket fees, income from gift cards and package tickets and screen and other advertising due to the increase in attendance.

Operating costs and expenses. Operating costs and expenses increased $761.4 million, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Film exhibition costs increased $388.3 million, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the increase in attendance. As a percentage of admissions revenues, film exhibition costs were 50.4% for the nine months ended September 30, 2022 and 41.9% for the nine months ended September 30, 2021. The increase in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the current year, which typically results in higher film exhibition costs. Additionally, lower film exhibition costs were paid on films with shorter exclusive theatrical windows in the prior year.

Food and beverage costs increased $62.9 million, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 15.1% for the nine months ended September 30, 2022, compared to 14.8% for the nine months ended September 30, 2021.

As a percentage of revenues, operating expense was 37.6% for the nine months ended September 30, 2022 and 53.4% for the nine months ended September 30, 2021 due to the low levels of attendance in the prior year. Rent expense increased 11.1%, or $50.2 million, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, due primarily to cash rent abatements from landlords in the prior year and the opening of new theatres, partially offset by theatre closures. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases and rent obligations of approximately $160.0 million that have been deferred to future years as of September 30, 2022.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.9 million during the nine months ended September 30, 2022, compared to $8.5 million during the nine months ended September 30, 2021, primarily due to higher legal and professional costs in the prior year.

Other. Other general and administrative expense increased 5.3%, or $5.6 million, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021 due primarily to higher insurance and meeting costs.

Depreciation and amortization. Depreciation and amortization decreased 6.0%, or $14.6 million, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to lower depreciation expense on theatres impaired during years ended December 31, 2020 and December 31, 2021.

Other expense. Other expense of $92.9 million during the nine months ended September 30, 2022 was primarily due to a loss on extinguishment of debt of $135.0 million related to the full redemption of the $500 million aggregate principal amount of the First Lien Notes due 2025, the $300 million aggregate principal amount of the First Lien Notes due 2026, and the $73.5 million aggregate principal amount of the First Lien Toggle Notes due 2026, partially offset by a gain on extinguishment of debt of $38.6 million related to the redemption of $72.5 million of aggregate principal amount of the Second Lien Notes due 2026. Other expense of $10.2 million during the nine months ended September 30, 2021 was primarily related to a $14.4 million loss on extinguishment of debt, partially offset by $4.6 million in government assistance related to COVID-19. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense decreased $89.2 million to $221.7 million for the nine months ended September 30, 2022 compared to $310.9 million during the nine months ended September 30, 2021, primarily due to:

●	the extinguishment of $72.5 million of 10%/12% Cash/ PIK/Toggle Second Lien Notes due 2026 in May of 2022;
●	the conversion of $600.0 million 2.95% Convertible Notes due 2026 to 44,422,860 Common Stock on January 27, 2021 that resulted in the write-off to interest expense of $70.0 million of unamortized discount and deferred charges at the date of conversion following the guidance in ASC 815-15-40-1;
●	the extinguishment of $500.0 million of 10.5% First Lien Notes due 2025 on February 14, 2022;
●	the extinguishment of $300.0 million of 10.5% First Lien Notes due 2026 on February 14, 2022; and
●	the extinguishment of $73.5 million of 15%/17% Cash/PIK/Toggle second Lien Notes due 2026 on February 14, 2022,

partially offset by:

●	increases in interest rates on the Senior Secured Credit Facility Term Loan due 2026; and
●	the issuance of $950.0 million of 7.5% First Lien Senior Secured Notes due 2029 on February 14, 2022.

Equity in earnings of non-consolidated entities. Equity in earnings of non-consolidated entities was $2.7 million for the nine months ended September 30, 2022, compared to $4.9 million for the nine months ended September

30, 2021.

Investment expense (income). Investment expense was $12.3 million for the nine months ended September 30, 2022, compared to investment income of $(2.8) million for the nine months ended September 30, 2021. Investment expense in the current year includes $10.8 million of deterioration in estimated fair value of our investment in common shares of Hycroft Mining Holding Corporation and $7.4 million of appreciation in estimated fair value of our investment in warrants to purchase common shares of Hycroft Mining Holding Corporation and a $11.1 million decline in estimated fair value of our investment in NCM common units offset by interest income of $(3.3) million.

Income tax provision (benefit). The income tax provision (benefit) was $0.7 million and $(10.2) million for the nine months ended September 30, 2022 and September 30, 2021, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $520.6 million and $911.9 million during the nine months ended September 30, 2022 and September 30, 2021, respectively. Net loss during the nine months ended September 30, 2022 compared to net loss for the nine months ended September 30, 2021 was positively impacted by the increase in attendance as a result of an increase in new film releases in connection with the reopening of theatres in the current year that had been temporarily closed due to the COVID-19 pandemic and lifting of seating restrictions, decreases in depreciation and amortization expense, decreases in general and administrative expenses and decreases in interest expense, partially offset by increases in rent expense, decreases in other income and a decrease in income tax benefit.

Theatrical Exhibition - International Markets

Revenues. Total revenues increased $389.9 million, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Admissions revenues increased $235.1 million, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to an increase in attendance from 18.1 million patrons to 43.7 million patrons partially offset by a 3.1% decrease in average ticket price. The increase in attendance was primarily due to the COVID-19 pandemic impact on the prior year which resulted in the temporary suspension or limited operations at our theatres in International markets, deterred customers from attending our theatres when we resumed operations, and prompted film distributors to delay or alternatively distribute films. The decrease in average ticket price was primarily due a decrease in foreign currency translation rates, partially offset by strategic pricing initiatives put in place over the prior year.

Food and beverage revenues increased $98.2 million, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the increase in attendance, partially offset by the decrease in food and beverage per patron. Food and beverage per patron decreased 13.8% from $5.00 to $4.31 due primarily to decreases in foreign currency translation rates.

Total other theatre revenues increased $56.6 million, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to increases in ticket fees, income from gift cards and package tickets and screen advertising due to the increase in attendance, partially offset by the decrease in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased $231.2 million, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Film exhibition costs increased $96.0 million, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the increase in attendance. As a percentage of admissions revenues, film exhibition costs were 39.5% for the nine months ended September 30, 2022, compared to 37.8% for the nine months ended September 30, 2021.

Food and beverage costs increased $23.9 million, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 24.2% for the nine months ended September 30, 2022, compared to 24.0% for the nine months ended September 30, 2021.

As a percentage of revenues, operating expense was 44.6% for the nine months ended September 30, 2022, and 61.1% for the nine months ended September 30, 2021 due to the very low levels of attendance in the prior year.

Rent expense increased 3.8%, or $6.1 million, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, due primarily to cash rent abatements from landlords in the prior year and the opening of new theatres, partially offset by theatre closures and the decrease in foreign currency translation rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases and rent obligations of approximately $35.8 million that have been deferred to future years as of September 30, 2022.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $(0.5) million during the nine months ended September 30, 2022, compared to $3.9 million during the nine months ended September 30, 2021, primarily due to legal and professional costs related to strategic contingency planning in the prior year.

Other. Other general and administrative expense increased 4.0%, or $1.9 million, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The decrease in foreign currency translation rates reduced expenses in the current year compared to the prior year.

Depreciation and amortization. Depreciation and amortization decreased 19.9%, or $15.9 million, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to lower depreciation expense on theatres impaired during years ended December 31, 2020 and December 31, 2021 and the decrease in foreign currency translation rates.

Other income. Other income of $1.3 million during the nine months ended September 30, 2022 was primarily due to $16.2 million in government assistance related to COVID-19 and partially offset by $14.7 million of foreign currency transaction losses. Other income of $82.0 million during the nine months ended September 30, 2021 was primarily due to $75.1 million in government assistance related to COVID-19 and estimated credit income of $6.0 million related to decreases in contingent lease guarantees. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense increased $6.6 million to $56.7 million for the nine months ended September 30, 2022 compared to $50.1 million during the nine months ended September 30, 2021, primarily due to the issuance of £140.0 million and €296.0 million 10.75%/11.25% Cash/PIK Term Loans due 2023 on February 19, 2021, partially offset by the decline in foreign currency translation rates.

 Equity in loss of non-consolidated entities. Equity in loss of non-consolidated entities was $6.0 million for the nine months ended September 30, 2022, compared to $3.7 million for the nine months ended September 30, 2021.

Investment income. Investment income was $0.1 million for the nine months ended September 30, 2022, compared to investment income of $5.5 million for the nine months ended September 30, 2021. Investment income includes a gain on sale of the Baltics of $5.5 million during the nine months ended September 30, 2021.

Income tax provision (benefit). The income tax provision (benefit) was $1.8 million and $(3.7) million for the nine months ended September 30, 2022 and September 30, 2021, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $165.3 million and $223.5 million during the nine months ended September 30, 2022 and September 30, 2021, respectively. Net loss during the nine months ended September 30, 2022 compared to net loss for the nine months ended September 30, 2021 was positively impacted by the increase in attendance as a result of an increase in new film releases in connection with the reopening of theatres in the current year that had been temporarily closed due to the COVID-19 pandemic and lifting of seating restrictions, decreases in depreciation and amortization expense, decreases in general and administrative expenses, and decreases in foreign currency translation rates, partially offset by increases in rent expense, decreases in other income, increases in interest expense, decreases in investment income and a decrease in income tax benefit.

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

We had working capital surplus (deficit) (excluding restricted cash) as of September 30, 2022 and December 31, 2021 of $(738.6) million and $54.6 million, respectively. As of September 30, 2022 and December 31, 2021, working capital included operating lease liabilities of $565.6 million and $605.2 million, respectively, and deferred revenues of $343.4 million and $408.6 million, respectively. As of September 30, 2022, we had $211.2 million unused borrowing capacity, net of letters of credit, under our $225.0 million Senior Secured Revolving Credit Facility. As of December 31, 2021, we had $209.1 million unused borrowing capacity, net of letters of credit, under our $225.0 million Senior Secured Revolving Credit Facility. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for a further discussion of our Financial Covenants.

As of September 30, 2022, we had cash and cash equivalents of $684.6 million. In response to the COVID-19 pandemic, we adjusted certain elements of our business strategy and took significant steps to preserve cash. We are continuing to take measures to further strengthen our financial position and enhance our operations, by minimizing non-essential costs, including reductions to our variable costs and elements of our fixed cost structure, introducing new initiatives, and optimizing our theatrical footprint.

Additionally, we enhanced future liquidity through debt refinancing that extended maturities and repurchased debt at 69% of par value. See Note 6—Corporate Borrowings and Finance Lease Liabilities and Note 13—Subsequent Events in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

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

31, 2021 compared to the three months ended September 30, 2021.

The table below summarizes net decrease in cash equivalents and restricted cash by quarter for the nine months ended September 30, 2022:

	Three Months Ended			Nine Months Ended
	March 31,	June 30,	September 30,	September 30,
(In millions)	2022	2022	2022	2022
Cash flows from operating activities:
Net cash used in operating activities	$(295.0)	$(76.6)	$(223.6)	$(595.2)
Cash flows from investing activities:
Net cash used in investing activities	(54.9)	(48.0)	(50.8)	(153.7)
Cash flows from financing activities:
Net cash provided by (used in) financing activities	(76.3)	(59.7)	0.5	(135.5)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5.5)	(16.4)	(8.2)	(30.1)
Net decrease in cash and cash equivalents and restricted cash	(431.7)	(200.7)	(282.1)	(914.5)
Cash and cash equivalents and restricted cash at beginning of period	1,620.3	1,188.6	987.9	1,620.3
Cash and cash equivalents and restricted cash at end of period	$1,188.6	$987.9	$705.8	$705.8

Our net cash provided by (used in) operating activities deteriorated by $341.5 million during the three months ended March 31, 2022 compared to the three months ended December 31, 2021 from $46.5 million to $(295.0) million. The decline in net cash provided by operating activities from the three months ended December 31, 2021 to the three months ended March 31, 2022 was primarily attributable to a decrease in attendance and increase in net loss and increases in seasonal working capital uses as we paid for the strong late fourth quarter 2021 results in early first quarter of 2022. Our net cash used in operating activities improved by $218.4 million during the three months ended June 30, 2022 compared to the three months ended March 31, 2022 from $(295.0) million to $(76.6) million. The improvement in net cash used in operating activities from the three months ended March 31, 2022 to the three months ended June 30, 2022 was primarily attributable to an increase in attendance and decrease in net loss and decreases in seasonal working capital uses as we paid for expenses related to the strong second quarter 2022 results in early third quarter of 2022. Our net cash used in operating activities deteriorated by $(147.0) million during the three months ended September 30, 2022 compared to the three months ended June 30, 2022 from $(76.6) million to $(223.6) million. The deterioration in net cash provided by operating activities from the three months ended June 30, 2022 to the three months ended September 30, 2022 was primarily attributable to a decrease in attendance and increase in net loss and increases in seasonal working capital uses as the Company paid for the second quarter 2022 expenses in the third quarter of 2022. We have also continued to repay rent amounts that were deferred during the COVID-19 pandemic, which increases its cash outflows from operating activities. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I in this Form 10-Q for a summary of the estimated future repayment terms for the remaining $195.8 million of rentals that were deferred during the COVID-19 pandemic.

Our net cash used in investing activities included:

●	$34.8 million of capital expenditures and $27.9 million of investments in non-consolidated entities, partially offset by proceeds from the disposition of long-term assets of $7.2 million during the three months ended March 31, 2022.
●	$40.4 million of capital expenditures, $17.8 million for the acquisition of theatres, partially offset by proceeds of $11.4 million from the sale of securities in conjunction with the liquidation of a non-qualified deferred compensation plan during the three months ended June 30, 2022.
●	$54.5 million of capital expenditures, partially offset by proceeds from the disposition of long-term assets of $3.6 million during the three months ended September 30, 2022.

Our net cash used in financing activities included:

●	$955.7 million of principal and premium payments, $52.2 million of taxes paid for restricted unit withholdings, and $17.7 million of cash used to pay for deferred financing costs, partially offset by proceeds from our debt issuance of $950.0 million, during the three months ended March 31, 2022.
●	$57.9 million of principal and premium payments and $1.1 million of cash used to pay for deferred financing costs, and $0.7 million of AMC Preferred Equity Unit issuance costs during the three months ended June 30, 2022.
●	$7.4 million of principal payments and $0.5 million of cash used to pay deferred financing costs, partially offset by $8.5 million of net proceeds from AMC Preferred Equity Units issuance during the three months ended September 30, 2022.

We believe our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund our operations, satisfy our obligations, including cash outflows to repay rent amounts that were deferred during the COVID-19 pandemic and planned capital expenditures, and comply with minimum liquidity and financial covenant requirements under our debt covenants related to borrowings pursuant to the Senior Secured Revolving Credit Facility for at least the next 12 months. In order to achieve net positive operating cash flows and long-term profitability, we believe that box office revenues will need to increase significantly compared to 2021 and the combined first, second, and third quarter of 2022 to levels in line with pre COVID-19 box office revenues. We believe the global re-opening of our theatres, the anticipated volume of titles available for theatrical release, and the anticipated broad appeal of many of those titles will support increased attendance levels. We believe that recent attendance levels are positive signs of continued demand for the moviegoing experience. For the nine months ended September 30, 2022, attendance was 151.4 million patrons, an 82.5 million patron increase from the approximately 68.9 million patrons for the nine months ended September 30, 2021. However, these attendance levels are still significantly below pre COVID-19 levels. Our business is seasonal, with higher attendance and revenues generally occurring during the summer months and holiday seasons. Our cash resources and needs will continue to be impacted during the fourth quarter by interest payments, deferred rent payments, and the cash used in part to repay in full the Odeon Term Loan Facility. If anticipated levels of attendance during the fourth quarter holiday season and beyond do not materialize, the rate of cash burn will be higher than expected. Moreover, it is difficult to predict future attendance levels and there remain significant risks that may negatively impact attendance, including a potential resurgence of COVID-19 related restrictions, potential movie-goer reluctance to attend theatres due to concerns about COVID-19 variant strains, movie studios release schedules, the production and theatrical release of fewer films compared to levels before the onset of the COVID-19 pandemic, and direct to streaming or other changing movie studio practices.

We currently estimate that our existing cash and cash equivalents will be sufficient to comply with minimum liquidity and financial covenant requirements under its debt covenants related to borrowings pursuant to the Senior Secured Revolving Credit Facility, currently and through the next twelve months. We entered the Ninth Amendment to the Credit Agreement, dated as of March 8, 2021, pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant (the secured leverage ratio) applicable to the Senior Secured Revolving Credit Facility from March 31, 2021 to March 31, 2022, which was further extended from March 31, 2022 to March 31, 2023 by the Eleventh Amendment, dated as of December 20, 2021, as described, and on the terms and conditions specified, therein. As of September 30, 2022 we were subject to minimum liquidity requirements of approximately $136.2 million, of which $100 million is required under the conditions for the Extended Covenant Suspension Period, as amended, under the Senior Secured Revolving Credit Facility, and £32.5 million (approximately $36.2 million) of which is required under the Odeon Term Loan Facility. We were released from the Odeon Term Loan Facility minimum liquidity requirement on October 20, 2022 following the complete repayment of the loan. There is no minimum liquidity requirement with the new Odeon Notes due 2027. See Note 13 – Subsequent Events in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I in this Form 10-Q for more information. Following the expiration of the Extended Covenant Suspension Period ending March 31, 2023, we will be subject to the financial covenant under the Senior Secured Revolving Credit Facility beginning with the quarter ending June 30, 2023. We currently expect we will be able to comply with this financial covenant; however, the Company’s ability to comply will depend on projected increased levels of theatre attendance.

The 11.25% Odeon Term Loan due 2023 (“Odeon Term Loan Facility”) was to mature on August 19, 2023 during the third fiscal quarter of the Company’s next calendar year.  On October 20, 2022 we completely repaid the Odeon Term Loan using existing cash and $363.0 million net proceeds from the issuance of new senior secured notes. Accordingly, we have classified $363.0 million of the Odeon Term Loan Facility as a long-term liability in the condensed consolidated balance sheets. The remaining $108.1 million of principal has been classified as a current liability. See Note 13—Subsequent Events in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I in this Form 10-Q for more information.

We or our affiliates actively seek and expect, at any time and from time to time, to continue to seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity (including AMC Preferred Equity Units) or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material and to the extent equity is used, dilutive.

We received rent concessions provided by the lessors that aided in mitigating the economic effects of COVID-19 during the pandemic. These concessions primarily consisted of rent abatements and the deferral of rent payments. As a result, deferred lease amounts were approximately $195.8 million as of September 30, 2022. Including repayments of deferred lease amounts, our cash expenditures for rent increased significantly during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I in this Form 10-Q for a summary of the estimated future repayment terms for the deferred lease amounts due to COVID-19, and also a summary of the estimated future repayment terms for the minimum operating lease and finance lease amounts.

It is very difficult to estimate our liquidity requirements, future cash burn rates and future attendance levels. Depending on our assumptions regarding the timing and ability to achieve significantly increased levels of operating revenue, the estimates of amounts of required liquidity vary significantly. In order to achieve net positive operating cash flows and long-term profitability, we believe that box office revenues will need to increase significantly compared to 2021 and the combined first, second, and third quarter of 2022 to levels in line with pre COVID-19 box office revenues. Our current cash burn rates are not sustainable. Further, we cannot accurately predict what future changes may occur to the supply or release date of movie titles available for theatrical exhibition once moviegoers are prepared to return in large numbers. Nor can we know with certainty the impact on consumer movie-going behavior of studios who may choose to release movies to theatrical exhibition and their streaming platforms on the same date, or the potential attendance impact of other studio decisions to accelerate in home availability of their theatrical movies. Studio negotiations regarding evolving theatrical release models and film licensing terms are ongoing. There can be no assurance that the attendance levels and other assumptions used to estimate our liquidity requirements and future cash burn rates will be correct, and our ability to be predictive is uncertain due to the unknown magnitude and duration of the COVID-19 pandemic and limited ability to predict studio film release dates and success of individual titles. Further, there can be no assurances that we will be successful in generating the additional liquidity necessary to meet our obligations beyond twelve months from the issuance of these financial statements on terms acceptable to us or at all. If we are unable to maintain compliance with our debt covenant requirements, it could have a significant adverse effect on our business, financial condition and operating results.

Cash Flows from Operating Activities

Cash flows used in operating activities, as reflected in the condensed consolidated statements of cash flows, were $595.2 million and $660.6 million during the nine months ended September 30, 2022 and September 30, 2021, respectively. The decrease in cash flows used in operating activities was primarily due to the increase in attendance and decrease in net loss, partially offset by increases in working capital used during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 and an increase in cash paid for interest. We will also continue to repay rent amounts that were deferred during the COVID-19 pandemic, which increase cash outflows from operating activities. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I in this Form 10-Q for a summary of the estimated future repayment terms for the remaining $195.8 million of rentals that were deferred during the COVID-19 pandemic.

Cash Flows from Investing Activities

Cash flows used in investing activities, as reflected in the condensed consolidated statements of cash flows, were $153.7 million and $31.3 million during the nine months ended September 30, 2022 and September 30, 2021, respectively. Cash outflows from investing activities include capital expenditures of $129.7 million and $53.9 million during the nine months ended September 30, 2022 and September 30, 2021, respectively. During the nine months ended September 30, 2022, cash flows used in investing activities included investment in Hycroft common stock for $25.0 million, investment in Hycroft warrants for $2.9 million, acquisition of theatre assets for $17.8 million, partially offset by proceeds from the disposition of long-term assets of $10.8 million and proceeds of $11.4 million from the sale of securities in conjunction with the liquidation of a non-qualified deferred compensation plan.

During the nine months ended September 30, 2021, cash flows used in investing activities included proceeds from the disposition of assets primarily related to proceeds of $34.2 million, primarily from the sale of our remaining equity interest in Estonia of $3.7 million and Lithuania of $30.5 million and proceeds received from the disposition of two properties of $3.4 million. During the nine months ended September 30, 2021, we made an additional investment of $9.3 million in Saudi Cinema Company LLC and acquired theatre assets of $5.8 million related to two theatres.

We fund the costs of constructing, maintaining, and remodeling our theatres through existing cash balances, cash generated from operations, landlord contributions, or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term non-cancelable operating leases, which may require the developer, who owns the property, to reimburse us for the construction costs. We estimate that our capital expenditures, net of landlord contributions, will be approximately $150 million to $200 million for year ended December 31, 2022 to maintain and enhance operations.

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities, as reflected in the condensed consolidated statements of cash flows, were $(135.5) million and $2,018.6 million during the nine months ended September 30, 2022 and September 30, 2021, respectively. Cash flows from financing activities during the nine months ended September 30, 2022 was primarily due to principal and premium payments under the First Lien Notes due 2025 of $534.5 million, principal and premium payments under the First Lien Notes due 2026 of $325.6 million, principal and premium payments under the First Lien Toggle Notes due 2026 of $88.1 million, taxes paid for restricted unit withholdings of $52.2 million, repurchase of Second Lien Notes due 2026 of $50.0 million, and cash used to pay for deferred financing costs of $19.3 million, partially offset by the issuance of the First Lien Notes due 2029 of $950.0 million and net proceeds from AMC Preferred Equity Unit share issuances. See Note 6—Corporate Borrowings and Finance Lease Liabilities and Note 7 — Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information, including a summary of principal payments required and maturities of corporate borrowings as of September 30, 2022.

Cash flows provided by financing activities during the nine months ended September 30, 2021 was primarily due to the borrowings under the Odeon Term Loan Facility of $534.3 million, the issuance of First Lien Toggle notes due 2026 of $100.0 million, net proceeds from the sale of Class A common stock of $1,570.7 million, and net proceeds from Class A common stock issuance to Mudrick of $230.4 million, partially offset by the repayments under the revolving credit facilities of $335.0 million, principal and redemption premium under First Lien Toggle Notes due 2026 of $40.3 million, payment of deferred financing costs of $19.9 million, and principal payments under the Term Loan due 2026 of $15.0 million.

First Lien Notes due 2029. On February 14, 2022, we issued $950.0 million aggregate principal amount of our 7.5% First Lien Senior Secured Notes due 2029 (“First Lien Notes due 2029”), pursuant to an indenture, dated as of February 14, 2022, among the Company, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and collateral agent. We used the net proceeds from the sale of the notes, and cash on hand, to fund the full redemption of the then outstanding $500 million aggregate principal amount of our 10.5% First Lien Notes due 2025, the then outstanding $300 million aggregate principal amount of our 10.5% First Lien Notes due 2026, and the then outstanding $73.5 million aggregate principal amount of our 15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026 and to pay related accrued interest, fees, costs, premiums and expenses. We recorded a loss on debt extinguishment related to this transaction of $135.0 million in other expense, during the nine months ended September 30, 2022. The First Lien Notes due 2029 bear cash interest at a rate of 7.5% per annum payable semi-annually in arrears on February 15 and August 15, beginning on August 15, 2022. The First Lien Notes due 2029 will mature on February 15, 2029. The First Lien Notes due 2029 are general senior secured obligations of the Company and are secured on a pari passu basis with the Senior Secured Credit Facilities.

See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information regarding the above.

Equity Distribution Agreement. On September 26, 2022, we entered into an equity distribution agreement (the “Equity Distribution Agreement) with Citigroup Global Markets Inc., as a sales agent (“Sales Agent”), to sell up to 425.0 million shares of the Company’s AMC Preferred Equity Units, from time to time, through an “at-the-market” offering program (the “Offering”). Subject to the terms and conditions of the Equity Distribution Agreement, the Sales Agent will use reasonable efforts consistent with their normal trading and sales practices, applicable law and regulations, and the rules of the NYSE to sell the AMC Preferred Equity Units from time to time based upon the our instructions for the sales, including any price, time or size limits specified by us. We intend to use the net proceeds, from the sale of AMC Preferred Equity Units pursuant to the Equity Distribution Agreement to repay, refinance, redeem or repurchase the Company’s existing indebtedness (including expenses, accrued interest and premium, if any) and otherwise for general corporate purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, our financial results are exposed to fluctuations in interest rates and foreign currency exchange rates. In accordance with applicable guidance, we presented a sensitivity analysis showing the potential impact to net income of changes in interest rates and foreign currency exchange rates. For the nine months ended September 30, 2022 and September 30, 2021, our analysis utilized a hypothetical 100 basis-point increase or decrease to the average interest rate on our variable rate debt instruments to illustrate the potential impact to interest expense of changes in interest rates and a hypothetical 100 basis-point increase or decrease to market interest rates on our fixed rate debt instruments to illustrate the potential impact to fair value of changes in interest rates.

Similarly, for the same period, our analysis used a uniform and hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net income of changes in foreign exchange rates. These market risk instruments and the potential impacts to the condensed consolidated statements of operations are presented below.

Market risk on variable-rate financial instruments. At September 30, 2022 and September 30, 2021, we maintained Senior Secured Credit Facilities comprised of a $225.0 million revolving credit facility and $1,930.0 million of Term Loan due 2026. The Credit Agreement (which governs the Senior Secured Credit Facilities) provides for borrowings at a rate per annum equal to, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, and (b) the prime rate announced by the Administrative Agent or (2) LIBOR plus (x) in the case of the Senior Secured Term Loans, 2.0% for base rate loans or 3.0% for LIBOR loans or (y) in the case of the Senior Secured Revolving Credit Facility, an applicable margin based on the Secured Leverage Ratio (defined in the Credit Agreement). The rate in effect for the outstanding Senior Secured Term Loan due 2026 was 5.756% per annum at September 30, 2022 and 3.0829% per annum at September 30, 2021.

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At September 30, 2022, we had no variable-rate borrowings outstanding under our revolving credit facilities and had an aggregate principal balance of $1,930.0 million outstanding under the Term Loan due 2026. A 100-basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facilities by $14.5 million during the nine months ended September 30, 2022.

At September 30, 2021, we had no variable-rate borrowings outstanding under our revolving credit facilities and had an aggregate principal balance of $1,950.0 million outstanding under the Term Loan due 2026. A 100-basis point change in market interest rates would have increased or decreased interest expense on our Senior Secured Term Loan due 2026 by $14.6 million during the nine months ended September 30, 2021.

Market risk on fixed-rate financial instruments. Included in long-term corporate borrowings at September 30, 2022 were principal amounts of $950.0 million of our First Lien Notes due 2029, $1,435.5 million of our Second Lien Notes due 2026, $471.1 million (£147.6 million and €312.2 million) of our Odeon Term Loan Facility, $98.3 million of our Notes due 2025, $55.6 million of our Notes due 2026, $130.7 million of our Notes due 2027, and £4.0 million ($4.4 million) of our Sterling Notes due 2024. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $70.9 million and $(67.7) million, respectively, as of September 30, 2022.

Included in long-term corporate borrowings at September 30, 2021 were principal amounts of $500.0 million of our First Lien Notes due 2025, $1,509.0 million of our Second Lien Notes due 2026, $560.3 million (£147.6 million and €312.2 million) of our Odeon Term Loan Facility, $300.0 million of our First Lien Notes due 2026, $73.5 million First Lien Toggle Notes due 2026, $98.3 million of our Notes due 2025, $55.6 million of our Notes due 2026, $130.7 million of our Notes due 2027, and £4.0 million ($5.4 million) of our Sterling Notes due 2024. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $105.1 million and $(100.7) million, respectively, as of September 30, 2021.

Foreign currency exchange rate risk. We are also exposed to market risk arising from changes in foreign currency exchange rates arising from our International markets operations. International markets revenues and operating expenses are transacted in British Pounds, Euros, Swedish Krona, and Norwegian Krone. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If any international subsidiary was to operate in a highly inflationary economy, U.S. GAAP would require that the U.S. dollar be used as the functional currency. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon the functional currencies in the International markets as of September 30, 2022, holding everything else constant, a hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net loss of changes in foreign exchange rates would decrease the aggregate net loss of our International theatres for the nine months ended September 30, 2022 by approximately $16.5 million. Based upon the functional currencies in the International markets as of September 30, 2021, holding everything else constant, a hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net loss of changes in foreign exchange rates would decrease the aggregate net loss of our International theatres for the nine months ended September 30, 2021 by approximately $22.7 million.

Our foreign currency translation rates decreased by approximately 14.6% and 10.6% for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively.

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

Item 1A. Risk Factors

Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10–K for the year ended December 31, 2021 and Part II Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, which sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. The Annual Report on Form 10-K for the year ended December 31, 2021, also includes the risk factor titled “The market prices and trading volume that our shares of Common Stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Common Stock could incur substantial losses”, which risk factor continues to apply to our Common Stock and may also apply to our AMC Preferred Equity Units. Except as set forth below and the updates to liquidity provided herein, there have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021 and Part II Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

Our business is subject to international economic, political and other risks that could negatively affect our business, results of operations and financial condition.

As a result of our international operations, 23.8% of our revenues were derived from countries outside the United States for the nine months ended September 30, 2022. The success of our international operations is subject to risks that are beyond our control. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

To remain viable beyond the next twelve months, the Company will require additional sources of liquidity, reductions or abatements of its rent obligations and/or significant increases in attendance levels, see Liquidity and Capital Resources included in Part I, Item 2 of this Form 10-Q for further information regarding attendance assumptions. The required amounts of additional liquidity may be material. Although the Company believes that cash flow from operations and the liquidity under its borrowing facilities will be sufficient to meet its material cash requirements over the next twelve months, it is actively continuing to explore additional sources of liquidity. The Company is unable to determine at this time whether any additional sources of liquidity will be available to it or if available, individually or taken together, will be sufficient to address its potential liquidity needs. There is significant uncertainty as to whether these potential sources of liquidity will be realized or that they will be sufficient to generate the material amounts of additional liquidity that may be required until the Company is able to achieve more normalized levels of attendance and operating revenues. Any individual source of liquidity that the Company is pursuing may not be sufficient to address all the Company’s future liquidity requirements, and even if all of the potential sources of liquidity that the Company is pursuing are available, they may not be sufficient to address the Company’s liquidity requirements. Further, any relief provided by lenders, governmental agencies, and business partners may not be adequate and may include onerous terms, particularly if we face additional rounds of suspension of operations at our theatres, scheduled film releases fail to drive increased attendance, scheduled releases continue to be postponed or moved to the home video market, or if the attendance levels of, and revenues generated by, our reopened theatres normalize at a level that will not support our substantial amount of indebtedness, rent liabilities or other obligations. Additionally, our cash resources and needs will continue to be impacted during the fourth quarter by interest payments, deferred rent payments, and the cash used in part to repay in full the Odeon Term Loan Facility. If anticipated levels of attendance during the fourth quarter holiday season and beyond do not materialize, the rate of cash burn will be higher than expected. Due to these factors, if the Company is unable to obtain the necessary additional sources of liquidity, an investment in our Common Stock is highly speculative.

In the event the Company’s attendance levels do not continue to increase significantly compared to aggregate 2021 and the combined first, second and third quarter of 2022 and achieve levels in line with pre COVID-19 attendance, we would seek to negotiate with creditors changes to our balance sheet liabilities and continue to take steps to reach agreements with our landlords to reduce or abate our rent obligations. Ultimately, if attendance levels do not normalize and we are unsuccessful in restructuring our liabilities, we would face the risk of a future liquidation or bankruptcy proceeding, in which case holders of the Company’s Common Stock and AMC Preferred Equity Units would likely suffer a total loss of their investment.

Our substantial level of indebtedness and our current liquidity constraints could adversely affect our financial condition and our ability to service our indebtedness, which could negatively impact your ability to recover your investment in the Common Stock.

We have a substantial amount of indebtedness, which requires significant interest payments. As of

September 30, 2022, we had outstanding approximately $5,381.5 million carrying value of indebtedness (5,075.6 million aggregate principal amount) including $56.2 million of existing finance lease obligations. As of September 30, 2022, we also had approximately $4.8 billion of discounted rental payments under operating leases (with a weighted average remaining lease term of 9.5 years). Subsequent to September 30, 2022, our indebtedness has decreased due to the complete repayment of the Odeon Term Loan Facility, partially offset by the issuance of $400.0 million aggregate principal amount of 12.75% Odeon Senior Secured Notes due 2027 that were issued on October 20, 2022.

Including repayments of deferred lease amounts, the Company’s cash expenditures for rent increased significantly during the nine months ended September 30, 2022 as previously deferred rent payments and landlord concessions started to become current obligations. The Company received rent concessions provided by the lessors that aided in mitigating the economic effects of COVID-19 during the pandemic. These concessions primarily consisted of rent abatements and the deferral of rent payments. As a result, deferred lease amounts were approximately $195.8 million as of September 30, 2022. See Note 2—Leases in the Notes to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q, for a summary of the estimated future repayment terms for the deferred lease amounts due to COVID-19.

Our substantial level of indebtedness and the current constraints on our liquidity could have important consequences, including the following:

●

we entered into the Ninth Amendment (as defined in Note 6—Corporate Borrowings and Finance Lease Obligations in the Notes to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q), pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant applicable to the Senior Secured Revolving Credit Facility from March 31, 2021 to March 31, 2022, which was further extended by the Eleventh Amendment (as defined in Note 6—Corporate Borrowings and Finance Lease Obligations in the Notes to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q) from March 31, 2022 to March 31, 2023, as described, and on the terms and conditions specified, therein, including a minimum liquidity requirement of $100 million during the covenant suspension period. A breach of any condition to the financial covenant suspension set forth in the Credit Agreement may result in an event of default under the Credit Agreement or resume testing of the financial covenant;

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
●

we may be more vulnerable to economic downturn and adverse developments in our business, including potential economic recession, inflation, and other risks that may negatively impact discretionary income and attendance levels.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Designations for the Series A Convertible Participating Preferred Stock (Previously filed as an exhibit to our Current Report on Form 8-K filed on August 4, 2022).

4.1

Deposit Agreement among AMC Entertainment Holdings, Inc., Computershare Inc. and Computershare Trust Company, N.A., dated as of August 4, 2022 (Previously filed as an exhibit to our Current Report on Form 8-K filed on August 4, 2022).

4.2	Form of Depositary Receipt (included as part of Exhibit 4.1).

4.3

Indenture, dated as of October 20, 2022, among Odeon Finco PLC, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and security agent (including the form of the 12.75% Senior Secured Note due 2027) (Previously filed as a exhibit to our Current Report on Form 8-K filed on October 20, 2022).

4.4

Guarantee Agreement, dated as of October 20, 2022, among AMC Entertainment Holdings, Inc. and U.S. Bank Trust Company, National Association (Previously filed as an exhibit to our Current Report on Form 8-K filed on October 20, 2022).

10.1

Fourth Amendment to the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan, effective as of August 15, 2022 (Previously filed as an exhibit to our Current Report on Form 8-K filed on August 4, 2022).

10.2	Equity Distribution Agreement (Previously filed as an exhibit to our Current Report on Form 8-K filed on September 26, 2022).

*10.3	AMC Entertainment Holdings, Inc. Non-Employee Director Compensation Plan – Amended and Restated October 27, 2022

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*32.1	Section 906 Certifications of Adam M. Aron (Chief Executive Officer) and Sean D. Goodman (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

**101.INS	Inline XBRL Instance Document

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

**104	Cover Page Interactive Data File (formatted as inline XBRL and contained as Exhibit 101)

*     Filed herewith.

**   Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT HOLDINGS, INC.

Date: November 8, 2022	/s/ Adam M. Aron
Adam M. Aron
Chairman of the Board, Chief Executive Officer and President

Date: November 8, 2022	/s/ Sean D. Goodman
Sean D. Goodman
Executive Vice President, International Operations, Chief Financial Officer and Treasurer