Form 10-K
period 2022-12-31
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2023-02-28
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to§240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2022, computed by reference to the price at which the registrant’s Class A common stock was last sold on the New York Stock Exchange on such date was $7,002,919,062 (516,820,595 shares at a closing price per share of $13.55).

Shares of Class A common stock outstanding—517,580,416 shares at February 22, 2023

Shares of AMC Preferred Equity Units outstanding, each representing participating voting and economic rights in the equivalent of one (1) share of Class A common stock —929,849,612 shares at February 22, 2023

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2022 annual meeting of stockholders, to be filed within 120 days of December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMC ENTERTAINMENT HOLDINGS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “forecast,” “estimate,” “project,” “intend,” “plan,” “expect,” “should,” “believe” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions and speak only as of the date on which it is made. Examples of forward-looking statements include statements we make regarding the impact of COVID-19, future attendance levels, operating revenues and our liquidity. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	the risks and uncertainties relating to the sufficiency of our existing cash and cash equivalents and available borrowing capacity to comply with minimum liquidity and financial requirements under our debt covenants related to borrowings pursuant to the Senior Secured Revolving Credit Facility (as defined in Note 8—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof), fund operations, and satisfy obligations including cash outflows for deferred rent and planned capital expenditures currently and through the next twelve months. In order to achieve net positive operating cash flows and long-term profitability, operating revenues will need to increase significantly from 2022 levels to levels in line with pre-COVID-19 operating revenues. Domestic industry box office grosses increased significantly to approximately $7.5 billion during the twelve months ended December 31, 2022 compared to approximately $4.5 billion during the twelve months ended December 31, 2021. For the twelve months ended December 31, 2019 the domestic industry box office was $11.4 billion. The Company believes the anticipated volume of titles available for theatrical release and the anticipated broad appeal of many of those titles will support increased operating revenues and attendance levels. However, there remain significant risks that may negatively impact operating revenues and attendance levels, including changes to movie studios release schedules and direct to streaming or other changing movie studio practices. If we are unable to achieve significantly increased levels of attendance and operating revenues, we may be required to obtain additional liquidity. If such additional liquidity is not obtained or insufficient, we likely would seek an in-court or out-of-court restructuring of our liabilities, and in the event of such future liquidation or bankruptcy proceeding, holders of our Common Stock, AMC Preferred Equity Units, and other securities would likely suffer a total loss of their investment;

●	the ongoing impact of COVID-19 to operations at our theatres, personnel reductions and other cost-cutting measures and measures to maintain necessary liquidity and increases in expenses relating to precautionary measures at our facilities to protect the health and well-being of our customers and employees;

●	increased use of alternative film delivery methods including premium video on demand or other forms of entertainment;

●	the risk that the North American and international box office in the near term will not recover sufficiently, resulting in higher cash burn and the need to seek additional financing;

●	risks and uncertainties relating to our significant indebtedness, including our borrowings and our ability to meet our financial maintenance and other covenants;

●	shrinking exclusive theatrical release windows or release of movies to theatrical exhibition and streaming platforms on the same date, and the theatrical release of fewer movies;

●	the seasonality of our revenue and working capital, which are dependent upon the timing of motion picture releases by distributors, such releases being seasonal and resulting in higher attendance and revenues generally during the summer months and holiday seasons;

●	intense competition in the geographic areas in which we operate among exhibitors or from other forms of entertainment;

●	certain covenants in the agreements that govern our indebtedness may limit our ability to take advantage of certain business opportunities and limit or restrict our ability to pay dividends, pre-pay debt, and also to refinance debt and to do so at favorable terms;

●	risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges;

●	risks relating to motion picture production and performance;

●	general and international economic, political, regulatory, social and financial market conditions, including potential economic recession, inflation, and other risks that may negatively impact discretionary income and our operating revenues and attendance levels;

●	our lack of control over distributors of films;

●	limitations on the availability of capital or poor financial results may prevent us from deploying strategic initiatives;

●	an issuance of preferred stock, including the Series A Convertible Participating Preferred Stock (represented by AMC Preferred Equity Units), could dilute the voting power of the common stockholders and adversely affect the market value of our Common Stock and AMC Preferred Equity Units;

●	limitations on the authorized number of Common Stock shares prevents us from raising additional capital through common stock issuances;

●	our ability to achieve expected synergies, benefits and performance from our strategic initiatives;

●	our ability to refinance our indebtedness on terms favorable to us or at all;

●	our ability to optimize our theatre circuit through new construction, the transformation of our existing theatres, and strategically closing underperforming theatres may be subject to delay and unanticipated costs;

●	failures, unavailability or security breaches of our information systems;

●	our ability to utilize interest expense deductions will be limited annually due to Section 163(j) of the Tax Cuts and Jobs Act of 2017;

●	our ability to recognize interest deduction carryforwards, net operating loss carryforwards, and other tax attributes to reduce our future tax liability;

●	our ability to recognize certain international deferred tax assets which currently do not have a valuation allowance recorded;

●	impact of the elimination of the calculation of USD LIBOR rates on our contracts indexed to USD LIBOR;

●	review by antitrust authorities in connection with acquisition opportunities;

●	risks relating to the incurrence of legal liability, including costs associated with the ongoing securities class action lawsuits;

●	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;

●	increased costs in order to comply or resulting from a failure to comply with governmental regulation, including the General Data Protection Regulation (“GDPR”) and all other current and pending privacy and data regulations in the jurisdictions where we have operations;

●	supply chain disruptions may negatively impact our operating results;

●	the availability and/or cost of energy particularly in Europe;

●	the dilution caused by recent and potential future sales of our Common Stock and AMC Preferred Equity Units, including the implications of the proposed conversion of the Series A Convertible Participating Preferred Stock (which are represented by AMC Preferred Equity Units) to Common Stock, if approved, could adversely affect the market price of the Common Stock and AMC Preferred Equity Units;

●	the market price and trading volume of our shares of Common Stock has been and may continue to be volatile and such volatility may also apply to our AMC Preferred Equity Units, and purchasers of our securities could incur substantial losses;

●	future offerings of debt, which would be senior to our Common Stock and AMC Preferred Equity Units for purposes of distributions or upon liquidation, could adversely affect the market price of our Common Stock and AMC Preferred Equity Units;

●	failure to receive the requisite approval necessary from our stockholders at our Special Meeting (as defined herein) to approve the Charter Amendment Proposals (as defined in Note 16—Subsequent Events in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof);

●	the potential for political, social, or economic unrest, terrorism, hostilities, cyber-attacks or war, including the conflict between Russia and Ukraine and that Sweden and Finland (countries where we operate approximately 100 theatres) signed the accessions protocols on July 5, 2022. If completed, the accession could cause a deterioration in the relationship each country has with Russia;

●	the potential impact of financial and economic sanctions on the regional and global economy, or widespread health emergencies, such as COVID-19 or other pandemics or epidemics, causing people to avoid our theatres or other public places where large crowds are in attendance;

●	anti-takeover protections in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage or prevent a takeover of our Company, even if an acquisition would be beneficial to our stockholders; and

●	other risks referenced from time to time in filings with the SEC.

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

COVID-19 Impact, Company Response and Change in Business Strategy

The North American and International industry box offices have been significantly impacted by the COVID-19 pandemic. The COVID-19 pandemic resulted in the suspension of new movie production, studios postponed new film releases or moved them to the home video market, streaming, or premium video on demand (“PVOD”) platforms.

The number of previously delayed major movie title releases increased significantly in the second half of 2021, however the production backlog, due to the COVID-19 pandemic, resulted in significantly fewer wide releases during 2022. A more robust slate of major movie releases is expected during 2023, which has generated optimism that box office revenues and attendance levels will continue to improve from what we experienced in 2022. The box office performance in 2022 was also impacted by the direct or simultaneous release of movie titles to the home video or streaming markets in lieu of theatre exhibition, however this practice has diminished and we believe will have a smaller impact on the box office performance and attendance levels of our business in 2023.

As of December 31, 2022, we had cash and cash equivalents of approximately $631.5 million. In response to the COVID-19 pandemic, we adjusted certain elements of our business strategy and took significant steps to preserve cash. We are continuing to take significant measures to further strengthen our financial position and enhance our operations, by eliminating non-essential costs, including reductions to our variable costs and elements of our fixed cost structure, introducing new initiatives, and optimizing our theatrical footprint.

Additionally, we enhanced liquidity through debt issuances, debt refinancing that extended maturities, purchases of debt below par value, and equity sales. See Note 8—Corporate Borrowings and Finance Lease Liabilities, Note 9—Stockholders’ Equity, and Note 16—Subsequent Events in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for further information.

We believe our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund our operations, satisfy our obligations, including cash outflows to repay rent amounts that were deferred during the COVID-19 pandemic and planned capital expenditures, and comply with minimum liquidity and financial covenant requirements under our debt covenants related to borrowings pursuant to the Senior Secured Revolving Credit Facility for at least the next twelve months. In order to achieve net positive operating cash flows and long-term profitability, we believe that operating revenues will need to increase significantly from 2021 and 2022 levels to levels in line with pre-COVID-19 operating revenues. We believe the anticipated volume of titles available for theatrical release, and the anticipated broad appeal of many of those titles will support increased operating revenues and attendance levels. We believe that recent operating revenues and attendance levels are positive signs of continued demand for the moviegoing experience. Total revenues for the years ended December 31, 2022, 2021, and 2020 were $3.9 billion, $2.5 billion, and $1.2 billion, respectively, compared to $5.5 billion for the year ended December 31, 2019. For the years ended December 31, 2022, 2021, 2020, attendance was 201.0 million patrons, 128.5 million patrons, and 75.2 million patrons, respectively, compared to 356.4 million patrons for the year ended December 31, 2019. Moreover, it is difficult to predict future operating revenues and attendance levels and there remain significant risks that may negatively impact operating revenues and attendance, including movie studios release schedules, the production and theatrical release of fewer films compared to levels before the onset of the COVID-19 pandemic, and direct-to-streaming or other changing movie studio practices.

We currently estimate that our existing cash and cash equivalents will be sufficient to comply with minimum liquidity and financial covenant requirements under our debt covenants related to borrowings pursuant to the Senior Secured Revolving Credit Facility, currently and through the next twelve months. Pursuant to the Twelfth Amendment (as defined in Note 8—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof), the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant applicable to the Senior Secured Revolving Credit Facility under the Credit Agreement (as defined in Note 8—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof) through March 31, 2024. The current maturity date of the Senior Secured Revolving Credit Facility is April 22, 2024; since the financial covenant applicable to the Senior Secured Revolving Credit Facility is tested as of the last day of any fiscal quarter for which financial statements have been (or were required to have been) delivered, the financial covenant has been effectively suspended through maturity of the Senior Secured Revolving Credit Facility. As of December 31, 2022 we were subject to a minimum liquidity requirement of $100 million as a condition to the financial covenant suspension period under the Credit Agreement.

The 11.25% Odeon Term Loan due 2023 (“Odeon Term Loan Facility”) was to mature on August 19, 2023 during the third fiscal quarter of the Company’s next calendar year. On October 20, 2022 we completely repaid the Odeon Term Loan Facility using existing cash and $363.0 million net proceeds from the issuance of new 12.75% Odeon Senior Secured Notes due 2027 (“Odeon Notes due 2027”).

We actively seek and expect, at any time and from time to time, to continue to seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity (including AMC Preferred Equity Units) or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material and to the extent equity is used, dilutive. During the year ended December 31, 2022, we repurchased $118.3 million aggregate principal of the Second Lien Notes due 2026 for $68.3 million and recorded a gain on extinguishment of $75.0 million in other expense (income). These 2022 repurchases included a purchase of $15.0 million aggregate principal of the Second Lien Notes due 2026 from Antara Capital LP (“Antara”), which subsequently became a related party on February 7, 2023, for $5.9 million and a gain on extinguishment of $12.0 million.

Additionally, during the year ended December 31, 2022 we repurchased $5.3 million aggregate principal of the Senior Subordinated Notes due 2027 for $1.6 million and recorded a gain on extinguishment of $3.7 million in other expense (income). Accrued interest of $4.5 million was paid in connection with the repurchases. See Note 8—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for more information.

We received rent concessions provided by the lessors that aided in mitigating the economic effects of COVID-19 during the pandemic. These concessions primarily consisted of rent abatements and the deferral of rent payments. As a result, deferred lease amounts were approximately $157.2 million as of December 31, 2022. Including repayments of deferred lease amounts, our cash expenditures for rent increased significantly during the year ended December 31, 2022 compared to December 31, 2021. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II, Item 8 in this Form 10-K for a summary of the estimated future repayment terms for the deferred lease amounts due to COVID-19, and also a summary of the estimated future repayment terms for the minimum operating lease and finance lease amounts.

It is very difficult to estimate our liquidity requirements, future cash burn rates, future operating revenues, and attendance levels. Depending on our assumptions regarding the timing and ability to achieve significantly increased levels of operating revenue, the estimates of amounts of required liquidity vary significantly. In order to achieve net positive operating cash flows and long-term profitability, we believe that operating revenues will need to increase significantly to levels in line with pre-COVID-19 operating revenues. Our current cash burn rates are not sustainable. Further, we cannot accurately predict what future changes may occur to the supply or release date of movie titles available for theatrical exhibition. Nor can we know with certainty the impact on consumer movie-going behavior of studios who release movies to theatrical exhibition and their streaming platforms on the same date, or the potential operating revenue and impact on attendance related to other studio decisions to accelerate in-home availability of their theatrical movies. Studio negotiations regarding evolving theatrical release models and film licensing terms are ongoing. There can be no assurance that the operating revenues, attendance levels, and other assumptions used to estimate our liquidity requirements and future cash burn rates will be correct, and our ability to be predictive is uncertain due to limited ability to predict studio film release dates and success of individual titles. Further, there can be no assurances that we will be successful in generating the additional liquidity necessary to meet our obligations beyond twelve months from the issuance of these financial statements on terms acceptable to us or at all. If we are unable to maintain or renegotiate our minimum liquidity covenant requirements, it could have a significant adverse effect on our business, financial condition and operating results.

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

Today, AMC is the largest theatre operator in the world. As of December 31, 2022, we owned, leased or operated 940 theatres and 10,474 screens in 12 countries, including 586 theatres with a total of 7,648 screens in the United States and 354 theatres and 2,826 screens in European markets and Saudi Arabia. On January 24, 2023, we sold our investment in 13 theatres and 85 screens in Saudi Arabia, see Note 16—Subsequent Events in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for further information. During the year ended December 31, 2021, we sold the remaining 51% equity interest in Estonia and Lithuania. As of December 31, 2022, we were the market leader in the United States and Europe including in Italy, Sweden, Norway, and Finland; and a leading theatre operator in the United Kingdom, Ireland, Spain, Portugal and Germany. We have operations in four of the world’s 10 largest economies, including four of the six largest European economies (the United Kingdom, Spain, Italy and Germany) as of December 31, 2022.

As of December 31, 2022, in the U.S. markets, we owned, leased or operated theatres in 43 states and the District of Columbia, with approximately 50% of the U.S. population living within 10 miles of one of our theatres. We have a diversified footprint with complementary global geographic and guest demographic profiles, which we believe gives our circuit a unique profile and offers us strategic and operational advantages while providing our studio partners with a large and diverse distribution channel. As of December 31, 2022, we operated some of the most productive theatres in the top markets in the United States and were the market leader in the top two markets: New York and Los Angeles. As of December 31, 2022, our top five markets, in each of which we held the #1 share position, are Los Angeles, New York, Chicago, Atlanta and Washington, D.C., according to data provided by Comscore.

As of December 31, 2022, in the International markets, we owned, leased or operated theatres in 10 European countries and in Saudi Arabia through Saudi Cinema Company, LLC, our joint venture with Saudi Entertainment Ventures. On January 24, 2023, we sold our investment in Saudi Cinema Company, LLC, see Note 16—Subsequent Events in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for further information. In all of these 11 countries, we operate productive assets in each of the country’s capitals. Due to the population density in Europe, prior to the effects of COVID-19 pandemic, each screen served on average twice the population of a U.S. screen in a less populated market.

The following table provides detail with respect to the geographic location of our theatrical exhibition circuit as of December 31, 2022:

U.S. Markets	Theatres(1)	Screens(1)
Alabama	18	229
Arizona	12	197
Arkansas	4	45
California	60	800
Colorado	14	193
Connecticut	9	104
Delaware	1	14
Florida	40	612
Georgia	30	378
Idaho	1	11
Illinois	47	578
Indiana	23	301
Iowa	5	71
Kansas	9	132
Kentucky	2	40
Louisiana	7	99
Maryland	15	171
Massachusetts	10	142
Michigan	11	172
Minnesota	7	101
Missouri	11	132
Montana	5	55
Nebraska	2	21
Nevada	2	28
New Hampshire	1	10
New Jersey	25	322
New Mexico	1	12
New York	30	322
North Carolina	22	293
North Dakota	2	19
Ohio	14	176
Oklahoma	13	153
Oregon	2	25
Pennsylvania	27	308
South Carolina	2	26
South Dakota	1	10
Tennessee	19	235
Texas	43	621
Utah	3	29
Virginia	13	173
Washington	15	181
West Virginia	2	20
Wisconsin	5	73
District of Columbia	1	14
Total U.S. Markets	586	7,648

International Markets
Denmark	2	12
Finland	29	170
Germany	22	197
Ireland	11	77
Italy	41	419
Norway	12	91
Portugal	3	44
Saudi Arabia (2)	13	85
Spain	37	438
Sweden	74	407
United Kingdom	110	886
Total International Markets	354	2,826
Total	940	10,474
(1)	Included in the above table are 75 theatres and 400 screens that we manage or in which we have a partial ownership interest. In the U.S. markets segment, we manage or have a partial interest in five theatres and 61 screens. In the International markets segment, we manage or have a partial interest in 70 theatres and 339 screens.

(2)	On January 24, 2023, we sold our investment in 13 theatres and 85 screens in Saudi Arabia. See Note 16—Subsequent Events in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for further information.

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

Our Strategy

We are committed to maintaining a leadership position in the exhibition industry by focusing on forward-thinking initiatives for the benefit of our guests. We do this through a combination of unique marketing outreach, seamless digital technology and innovative theatre amenities designed to 1) transform AMC into a world-class leader in customer engagement, 2) deliver the best in-person experience while at AMC theatres, 3) selectively enhance our footprint through expansion in certain markets and strategic closure of underperforming theatres, 4) pursue adjacent opportunities that extend the AMC brand, and 5) explore attractive acquisitions leveraging our existing capabilities and core competencies. Consistent with our history and culture of innovation, we believe our vision and relentless focus on these key elements, which apply strategic and marketing components to traditional theatrical exhibition, will drive our future success.

As discussed above, the COVID-19 pandemic has had a significant impact on our business. We have taken and continue to take steps to adapt our business strategy in response to the COVID-19 pandemic, including adjusting our theatre operating hours in those markets where we are open to align screen availability and associated theatre operating costs with attendance levels for each theatre. We have also taken and continue to take significant steps to preserve cash by eliminating non-essential costs. Our capital allocation strategy will be driven by the cash generation of our business and will be contingent on maintaining adequate liquidity as well as a required return threshold.

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

AMC Stubs® A-List is our monthly subscription-based tier of our AMC Stubs® loyalty program. This program offers guests admission to movies at AMC up to three times per week, including multiple movies per day and repeat visits to already seen movies from $19.95 to $24.95 per month depending upon the geographic market. AMC Stubs® A-List also includes premium offerings including IMAX®, Dolby Cinema™ at AMC, RealD, Prime and other proprietary PLF brands. AMC Stubs® A-List members can book tickets online in advance and select specific seats at AMC Theatres with reserved seating.

As of December 31, 2022, we had approximately 28,200,000 member households enrolled in AMC Stubs® A-List, AMC Stubs Premiere™ and AMC Stubs Insider™ programs on a combined basis. Our AMC Stubs® members represented approximately 43% of AMC’s U.S. market attendance during the year ended December 31, 2022. Our large database of identified movie-goers also provides us with additional insight into our customers’ movie preferences. This enables us to have an increasingly comprehensive, more personalized and targeted marketing effort.

In our International markets, we currently have loyalty programs in the major territories in which we operate. Movie-goers can earn points for spending money at the theatre, and those points can be redeemed for tickets and concession items at a later date. We currently have more than 14,400,000 members in our various International loyalty programs.

Our marketing efforts expand beyond our loyalty program. We continue to improve our customer connections through our website and mobile apps and expand our online and movie offerings. We upgraded our mobile applications across the U.S. circuit with the ability to order food and beverage offerings via our mobile applications while ordering tickets ahead of scheduled showtimes.

In June 2021, the Company launched AMC Investor Connect (“AIC”), an innovative new communication initiative to engage directly with its sizable retail shareholder base and convert shareholders into AMC consumers. AIC allows AMC shareholders to self-identify through the AMC website and receive AMC special offers and important Company updates. As part of AIC, domestic members must sign up for an AMC Stubs account, which includes providing additional personalized data that allows AMC to more precisely engage with our investor consumers. As of February 23, 2023, there were 923,950 global self-identified AMC shareholder members of AIC, which is comprised of both registered and beneficial shareholders.

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

As of December 31, 2022, in our U.S. markets, we featured recliner seating in approximately 361 U.S. theatres, including Dine-in-Theatres, totaling approximately 3,503 screens and representing 45.8% of total U.S. screens. In our International markets, as of December 31, 2022, we had recliner seating in approximately 96 International theatres, totaling approximately 621 screens and representing 22.0% of total International screens.

Open-source internet ticketing makes AMC’s entire universe of seats in the U.S. (approximately 1.0 million as of December 31, 2022), for all our show times, as available as possible, on as many websites and mobile applications as possible. Our tickets are currently on sale either directly or through mobile apps, at our own website and our mobile apps and other third-party ticketing vendors. For the year ended December 31, 2022, approximately 66% of our tickets were purchased online in the U.S., with approximately 81% of total online tickets being purchased through AMC.

Traditional payment sources are evolving rapidly around the globe as the use of cryptocurrencies become more popular and convenient. In response, during the fourth quarter of 2021, we introduced the ability for consumers to pay for tickets, food and beverage items and associated gifts cards with cryptocurrencies in the U.S. markets, including Bitcoin, Ethereum, Litecoin, Dogecoin, Ripple, ShibaInu and Bitcoin Cash. The acceptance of cryptocurrency is designed to offer guests greater flexibility and convenience. These transactions all settle in U.S. Dollars. We did not hold any cryptocurrency during the years ended December 31, 2022 and December 31, 2021.

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

Our MacGuffins Bar and Lounges (“MacGuffins”) give us an opportunity to engage our legal age customers. As of December 31, 2022, we offer alcohol in approximately 357 AMC theatres in the U.S. markets and 236 theatres in our International markets and continue to explore expansion globally.

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

As of December 31, 2022, AMC was the largest IMAX® exhibitor in the U.S., with 186 (3D enabled) IMAX® screens and a 55% market share. Each one of our IMAX® local installations is protected by geographic exclusivity, and as of December 31, 2022, our IMAX® screen count was 96% greater than our closest competitor. Additionally, as of December 31, 2022, our per-screen grosses were 22% higher than our closest competition. We also operate 35 IMAX® screens in International markets. As part of our long-term growth strategy, we expect to continue to expand our IMAX® relationship across the U.S. and Europe, further strengthening our position as the largest IMAX® exhibitor in the U.S. and a leading IMAX® exhibitor in the United Kingdom and Europe.

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

As of December 31, 2022, we operated 156 Dolby Cinema™ at AMC auditoriums in the U.S and nine Dolby Cinema™ Auditoriums in the International markets. We expect to expand the deployment of our innovative Dolby Cinema™ auditoriums in both our U.S. and International markets as part of our long-term growth strategy.

●	In-house PLF Brands. We also offer our private label PLF experience at many of our locations, with superior sight and sound technology and enhanced seating as contrasted with our traditional auditoriums. These proprietary PLF auditoriums offer an enhanced theatrical experience for movie-goers beyond our current core theatres, at a lower price premium than IMAX® or Dolby Cinema™. Therefore, it may be especially relevant in smaller or more price-sensitive markets. As of December 31, 2022, we operated 57 screens under proprietary PLF brand names in the U.S. markets and 83 screens in the International markets.

The following table provides detail with respect to large screen formats, such as IMAX® and our proprietary Dolby Cinema™, other PLF screens, enhanced food and beverage offerings and our premium seating as deployed throughout our circuit on December 31, 2022:

	U.S. Markets		International Markets
Format	Theatres	Screens	Theatres	Screens
IMAX®	185	186	35	35
Dolby Cinema™	156	156	9	9
Other PLF	57	57	82	83
Dine-in theatres	49	684	3	13
Premium seating	361	3,503	96	621

Laser at AMC. We launched Laser at AMC, a broadscale initiative to upgrade the projectors at 3,500 auditoriums throughout the United States, with cutting-edge laser projectors. The Laser at AMC experience delivered by laser projection from Cinionic provides guaranteed light levels that are at the top end of the 2D DCI specification. The technology improves image contrast, produces more vivid colors, and maximizes brightness, compared to digital projectors with a xenon light source. We are partnering with Cinionic, a global leader in laser-powered cinema solutions, through their Cinema-as-a-Service program which requires minimal upfront capital investment required by AMC. The initial agreement to install 3,500 projectors is expected to be completed by 2026.

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

The following table sets forth our historical information concerning new builds (including expansions), acquisitions and dispositions (including permanent closures of underperforming theatres and net construction closures) and end-of-period operated theatres and screens through December 31, 2022:

					Permanent/Temporary
					Closures/(Openings),
	New Builds		Acquisitions		net		Total Theatres
	Number of	Number of	Number of	Number of	Number of	Number of	Number of	Number of
Fiscal Year	Theatres	Screens	Theatres	Screens	Theatres	Screens	Theatres	Screens
Beginning balance							1,014	11,169
Calendar 2018	11	89	4	39	23	206	1,006	11,091
Calendar 2019	10	85	7	70	19	205	1,004	11,041
Calendar 2020	8	63	1	14	63	575	950	10,543
Calendar 2021	10	82	11	140	25	203	946	10,562
Calendar 2022	7	51	15	157	28	296	940	10,474
	46	370	38	420	158	1,485

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

●	Beginning in 2023, we will offer prepackaged and ready-to-pop microwaveable AMC Theatres Perfectly Popcorn, which will become available for purchase in supermarkets and convenience stores around the country.
●	Freshly popped AMC Theatres Perfectly Popcorn is available through food delivery-to-home services. In this way, consumers will be able to enjoy a slice of the AMC experience when being entertained at home.
●	“To Go” packages at our theatres of freshly popped popcorn for takeout and/or pickup.

AMC Theatres Perfectly Popcorn is an opportunity to diversify our business and to create a new food and beverage revenue stream for the Company.

In early 2023, the Company will offer the AMC Entertainment Visa Credit Card. Credit card holders will have the opportunity to earn additional AMC Stubs reward points when they use their AMC Entertainment Visa Credit Card at the movies and on everyday purchases.

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

Our Competitive Strengths

We believe we have the following competitive strengths:

Leading guest engagement through digital marketing and technology platforms. Through our AMC Stubs® loyalty program, we have developed a consumer database of some 28.2 million households, representing approximately 58 million individuals. Our digital marketing and technology platforms allow us to engage with these customers frequently, efficiently and on a very personalized level. We believe personalized data drives increased engagement, resulting in higher attendance.

Leading Market Share in Important, Affluent and Diverse Markets. As of December 31, 2022, across our three biggest metropolitan markets in the United States—New York, Los Angeles and Chicago, representing 19% of the country’s total box office—we held a 44% combined market share. We had theatres located in the top 25 U.S. markets, holding the #1 or #2 position in 18 of those 25 markets based on box office revenue. We are also the #1 theatre operator in Italy, Sweden, Norway, and Finland; the #2 operator in the United Kingdom, Ireland, Spain, and Portugal; and the #4 operator in Germany as of December 31, 2022. We believe our strong presence in these top markets makes our theatres highly visible and therefore strategically more important to content providers, who rely on the large audiences and marketing momentum provided by major markets to drive opinion-making and deliver a movie’s overall box office results.

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

Well Located, Highly Productive Theatres. Our theatres are generally located in the top retail centers across the United States. We believe this provides for long-term visibility and higher productivity and is a key element in the success of our enhanced food and beverage and more comfort and convenience initiatives. Our location strategy, combined with our strong major market presence, enable us to deliver industry-leading theatre-level productivity. During the year ended December 31, 2022, 8 of the 10 highest grossing theatres in the United States were AMC theatres, according to data provided by Comscore. During the same period, AMC’s U.S. markets average total revenues per theatre was approximately $5.1 million. This per unit productivity is important not only to content providers, but also to developers and landlords, for whom per location and per square foot sales numbers are critical measures.

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

In June 2018, we launched AMC Stubs® A-List, a subscription pricing structure that offers members three movies a week, including premium formats, for a monthly fee ranging from $19.95 to $24.95 depending on geographical location. Around the same time, we launched “Discount Tuesday” which offers AMC Stubs® members a reduced price for movie attendance on Tuesdays. Prior to the COVID-19 pandemic, the results showed an incremental increase in attendance and corresponding increase in admissions and food and beverage revenue.

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

The North American and International industry box office have been significantly impacted by the COVID-19 pandemic. As a result, film distributors have postponed new film theatrical releases and/or shortened or disregarded the period of theatrical exclusivity (the “window”) and reduced the number of theatrically released motion pictures. Theatrical releases may continue to be postponed and windows shortened or disregarded while the box office suffers from COVID-19 impacts. As a result of the reduction in theatrical film releases, we have licensed and exhibited a larger number of previously released films that have lower film rental terms. We have made adjustments to theatre operating hours to align screen availability and associated theatre operating costs with attendance levels for each theatre.

As we continue our recovery from the impacts of the COVID-19 pandemic on our business, AMC’s admissions revenues and attendance levels remain significantly behind pre-pandemic levels. Admissions revenues for the years ended December 31, 2022 and 2021 were $2.2 billion and $1.4 billion, respectively, compared to $3.3 billion for the year ended December 31, 2019. For the years ended December 31, 2022 and 2021, attendance was 201.0 million patrons and 128.5 million patrons, respectively, compared to 356.4 million patrons for the year ended December 31, 2019.

During the year ended December 31, 2022, films licensed from our seven largest movie studio distributors based on revenues accounted for approximately 88% of our U.S. admissions revenues, which consisted of Universal, Disney, Paramount, Warner Bros., Sony, 20th Century Studios, and Lionsgate. In Europe, approximately 73% of our box office revenue came from films attributed to our four largest movie distributor groups; which consisted of Disney, Universal, Warner Bros, and Paramount. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor’s films in any given year.

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

We currently operate 49 Dine-In Theatres in the U.S. and three Dine-In Theatres in Europe that deliver chef-inspired menus with seat-side or delivery service to luxury recliners with tables. Our recent Dine-In Theatre concepts are designed to capitalize on the latest food service trend, the fast and casual eating experience.

Our MacGuffins Bar and Lounges (“MacGuffins”) give us an opportunity to engage our legal age customers. As of December 31, 2022, we offer alcohol in approximately 357 AMC theatres in the U.S. markets and 236 theatres in our International markets and continue to explore expansion globally.

Theatrical Exhibition Industry and Competition

U.S. markets. In the United States, the movie exhibition business is large and mature. While in any given calendar quarter the quantity and quality of movies can drive volatile results, box office revenues have generally advanced from 2011 to 2019. The industry’s best year ever, in terms of revenues, was 2018, with box office revenues of approximately $11.9 billion, an increase of approximately 7.1% from 2017, with 1.3 billion admissions in the U.S. and Canada.

We believe it is the quality of the movie-going experience that will define future success. Whether through enhanced food and beverage options (Food and Beverage Kiosks, Marketplaces, Coca-Cola Freestyle, MacGuffins or Dine-in Theatres), more comfort and convenience (recliner seating, open-source internet ticketing, reserved seating), engagement and loyalty (AMC Stubs®, mobile apps, social media) or sight and sound (digital and laser projection, 3D,

Dolby Cinema™ at AMC, IMAX® or other PLF screens), it is the ease of use and the amenities that these innovations bring to customers that we believe will drive sustained profitability in the years ahead.

The following table represents information about the U.S./Canada exhibition industry obtained from the National Association of Theatre Owners, with the exception of box office revenues for calendar years 2022 and 2021 obtained from Comscore. See Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7 thereof for information regarding our operating data:

	Box Office		Average
	Revenues	Attendance	Ticket
Calendar Year	(in millions)	(in millions)	Price
2022	$7,454	708	$10.53
2021	4,544	447	10.17
2020	2,205	240	9.18
2019	11,400	1,244	9.16
2018	11,880	1,304	9.11
2017	11,091	1,236	8.97
2016	11,372	1,314	8.65
2015	11,120	1,320	8.42
2014	10,400	1,270	8.19
2013	10,920	1,340	8.15

Based on information obtained from Comscore, we believe that the three largest exhibitors, in terms of U.S./Canada box office revenue (AMC, Regal Entertainment Group, and Cinemark Holdings, Inc.) generated approximately 54% of the box office revenues in 2022.

International markets. Movie-going is a popular leisure activity with high penetration across key geographies in our International markets. Theatre appeal has proven resilient to competition for consumers’ leisure spending and to recessionary periods and we believe we will continue to benefit from increased spending across International markets. The European market lags the U.S. market across a number of factors, including annual spend per customer, number of IMAX® screens and screens per capita, which causes us to believe that the deployment of our customer initiatives will be successful in these markets. On the other hand, our European markets are more densely populated and operate with fewer screens per one million of population, making the screens we acquired more valuable.

Additionally, U.S. films generate the majority of the box office in Europe, but movie-goers in specific geographies also welcome locally produced films with local actors and familiar story lines which can mitigate film genre attendance fluctuations. Going forward, we believe we will see positive growth in theatre attendance as we continue to deploy our proven guest-centered innovations like recliner seating, enhanced food and beverage offerings, and premium large format experiences. Like the United States, the international industry box office suffered from months of theatre closures, significantly fewer new films and reopening restrictions and generated far fewer sales than 2019.

The following table provides information about the exhibition industry attendance for the International markets where we operate obtained from territory industry trade sources, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7 thereof for information regarding our operating data:

	Calendar Year
(In millions)	2022	2021	2020	2019	2018
United Kingdom	117.5	74.6	44.0	176.0	177.3
Germany	78.6	42.5	37.3	119.9	104.2
Spain	59.8	41.5	28.7	105.8	97.8
Italy	47.9	26.6	30.2	104.7	91.8
Sweden	10.4	6.1	5.4	15.8	16.3
Ireland	10.7	6.1	3.9	15.1	15.8
Portugal	9.2	5.3	3.6	15.2	14.6
Norway	8.8	5.6	4.8	11.3	12.1
Finland	5.8	3.4	3.9	8.4	8.1
Total	348.7	211.7	161.8	572.2	538.0

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

Regulatory Environment

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

We own and operate theatres and other properties in the United States, United Kingdom, Spain, Italy, Germany, Portugal, Ireland, Sweden, Finland, Norway, and Denmark, which are subject to various federal, state and local laws and regulations. Certain of these laws and regulations, including those relating to environmental protection, may impose joint and several liability on certain statutory classes of persons for the costs of investigation or remediation of contamination, regardless of fault or the legality of original disposal. We believe our theatres are in material compliance with such requirements.

AMC Human Capital Resources

Our People. AMC associates are core to our commitment to delivering the best theatrical experience in the world. They uphold AMC’s mission of focusing on the guest experience in our theatres, an experience in which excellent customer service is complemented with amazing food and beverage, comfort and premium sight and sound.

COVID-19 Pandemic Impacts. The pandemic has had enormous impacts on our industry, guests and associates and has resulted in material variances in our associate metrics in calendar 2022 compared to the 2019 pre-COVID-19 years. As of December 31, 2022, we employed a total of 33,694 employees, including part-time employees, consisting of 2,787 full-time and 30,907 part-time employees, up from an aggregate of 31,198 employees, including part-time and furloughed employees, consisting of 3,046 full-time and 28,152 part-time employees as of December 31,

2021, and down from an aggregate of 38,872 employees consisting of 3,952 full-time and 34,920 part-time employees as of December 31, 2019.

Talent Acquisition, Development and Retention. Critical to our operations is the hiring, developing and retaining of associates who support our guest-focused mission in our theatres. Acquiring the right talent at speed and scale is a core capability that we regularly monitor and manage, given the need to rapidly staff our frontline operations. Once hired, we focus on the development of our associates, creating experiences and programs that promote performance, growth and career opportunities for those who are life-long passionate about our business. We sponsor numerous training, education and leadership development programs for associates at all levels, from hourly associates to executive officers. These programs are designed to enhance leadership and managerial capability, facilitate quality execution of our programs, drive guest satisfaction and increase return on investment.

Diversity, Equity and Inclusion. Our goal is to create a workforce as diverse as the guests we serve and the movies we show on our screens. As such, Diversity, Equity and Inclusion (“DEI”) are fundamental to our culture and critical to our success. In support of this goal, AMC established four councils in support of Women, Latinx, African American and LGBTQ+ associates. The purpose of these councils is to strengthen AMC’s culture by defining opportunities to embrace our diversity, lead with fairness and impartiality and create a more inclusive work environment by leveraging associate experiences. These councils are supported by the DEI function under the guidance of the Chief Human Resources Officer. This DEI focus ensures that all communities are represented in our long-term systemic approach. Our work has been recognized externally: AMC has received a perfect score for 14 consecutive years on the Human Rights Campaign Foundation’s Corporate Equality Index as one of the “Best Places to Work for LGBTQ Equality”; eight consecutive years as one of the “Best Places to Work” for people with disabilities on the Disability Equality Index; and five consecutive years as one of Forbes “Best Employers for Diversity.”

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

Information about our Executive Officers

The following table sets forth certain information regarding our executive officers and key employees as of February 28, 2023:

Name	Age	Position(s) Held
Adam M. Aron	68	Chairman of the Board, Chief Executive Officer and President
Sean D. Goodman	57	Executive Vice President, International Operations, Chief Financial Officer and Treasurer
Elizabeth Frank	53	Executive Vice President, Worldwide Programming and Chief Content Officer
Eliot Hamlisch	40	Executive Vice President, Chief Marketing Officer
Daniel Ellis	54	Executive Vice President, Chief Operations and Development Officer
Kevin M. Connor	60	Senior Vice President, General Counsel and Secretary
Chris A. Cox	57	Senior Vice President, Chief Accounting Officer
Carla C. Chavarria	57	Senior Vice President, Chief Human Resources Officer

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

Mr. Sean D. Goodman has served as AMC’s Executive Vice President, Chief Financial Officer and Treasurer since January 2022, Executive Vice President and Chief Financial Officer from February 2020 to January 2022, and Executive Vice President Finance from December 2019 to February 2020. Mr. Goodman’s areas of responsibility at AMC include information technology, procurement, and international operations. Mr. Goodman has served on the Board of Directors of Hycroft Mining, Inc. as AMC’s representative since April 2022. Prior to joining AMC, Mr. Goodman was the Chief Financial Officer of Asbury Automotive Group, Inc. from July 2017 to November 2019. Earlier in his career, Mr. Goodman held Chief Financial Officer roles at Unifi, Inc. and Landis+Gyr, AG. In addition, Mr. Goodman served in various strategy and finance roles with increasing responsibility at The Home Depot, Inc. Mr. Goodman began his career as an investment banker with Morgan Stanley, Inc. and in various consulting and accounting positions with Deloitte LLP. Mr. Goodman has a Master’s of Business Administration degree from The Harvard Business School and a Bachelor of Business Science Degree (with honors) from the University of Cape Town in South Africa. Mr. Goodman is also a certified public accountant.

Ms. Elizabeth Frank has served as Executive Vice President, Worldwide Programming and Chief Content Officer for AMC since July 2012. Between August 2010 and July 2012, Ms. Frank served as Senior Vice President, Strategy and Strategic Partnerships. From 2006 to 2010, Ms. Frank served as Senior Vice President of Global Programs for AmeriCares. From 2003 to 2006, Ms. Frank served as Vice President of Corporate Strategic Planning for Time Warner Inc. Prior to Time Warner Inc., Ms. Frank was a partner at McKinsey & Company for nine years. Ms. Frank holds a Bachelor of Business Administration degree from Lehigh University and a Master’s of Business Administration from The Harvard Business School.

Mr. Eliot Hamlisch has served as Executive Vice President, Chief Marketing Officer of AMC since March 2022. Prior to joining AMC, Mr. Hamlisch was an officer at Wyndham Hotels & Resorts where he served as Executive Vice President Loyalty & Revenue Optimization from 2020 until 2022 and Senior Vice President Global Loyalty & Partnerships from 2017 until 2020. Prior to joining Wyndham, Mr. Hamlisch held several strategic planning, business development and customer engagement positions with Starwood Hotels & Resorts, Deloitte Consulting and American Express. Mr. Hamlisch has a Bachelor of Arts from Harvard University and a Master’s of Business Administration from The Harvard Business School.

Mr. Daniel Ellis has served as the Executive Vice President, Chief Operations and Development Officer since March 2022. From March 2020 to March 2022, he served as Senior Vice President Development & International. From December 21, 2016 to March 2020, he served as Senior Vice President, Domestic Development. From August 2011 until December 2016, Mr. Ellis was Senior Vice President, General Counsel and Secretary of Carmike Cinemas, Inc. From 1999 until 2011, Mr. Ellis served in several roles with Lodgian, Inc., including as President, Chief Executive Officer, and a member of the Board of Directors from 2009 through 2010 and Senior Vice-President, General Counsel and Secretary from 2002 through 2009. Prior to joining Lodgian, Mr. Ellis was engaged in private law practice and also served as an Assistant District Attorney for the State of Georgia. Mr. Ellis holds a Bachelor of Business Administration from Georgia Southern University, a Master’s of Business Administration from Mercer University, and a Juris Doctorate degree from the University of Mississippi.

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

Mr. Chris A. Cox has served as Senior Vice President, Chief Accounting Officer of AMC since June 2010. Prior thereto Mr. Cox served as Vice President and Chief Accounting Officer since May 2002. Prior to May 2002, Mr. Cox had served as Vice President and Controller since November 2000. Previously, Mr. Cox had served as Director of Corporate Accounting for the Dial Corporation from December 1999 until November 2000. Prior to Dial Corporation, Mr. Cox held various positions at PwC LLP. Mr. Cox holds a Bachelor of Business Administration in Accounting and Finance degree from the University of Iowa.

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

Item 1A. Risk Factors.

The following is a summary list of risk factors:

Risks Related to the COVID-19 Pandemic

●	the impact of responses to the COVID-19 virus related to interruptions of operations at our theatres, personnel reductions and other cost-cutting measures and actions to maintain necessary liquidity, and increases in expenses relating to precautionary measures at our facilities to protect the health and well-being of our customers and employees.

Financial Risks

●	our ability to obtain additional liquidity, which if not realized or insufficient, likely would result in us seeking an in-court or out-of-court restructuring of our liabilities absent more normalized levels of attendance and operating revenues, and in the event of such future liquidation or bankruptcy proceeding, holders of our Common Stock, AMC Preferred Equity Units and other securities would likely suffer a total loss of their investment;
●	our substantial level of indebtedness and our current liquidity constraints could adversely affect our financial condition and our ability to service our indebtedness, to pre-pay debt, and to refinance debt and to do so with comparable interest rates or other favorable terms, and our ability to take advantage of certain business opportunities, which could negatively impact the ability of investors to recover their investment in the Common Stock and AMC Preferred Equity Units;
●	risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges;
●	limitations on the availability of capital or poor financial results may prevent us from deploying strategic initiatives;
●	we are currently not paying dividends and in the future may not generate sufficient cash flows or have sufficient restricted payment capacity under our Credit Agreement or the indentures governing our debt securities to pay dividends on our Common Stock and AMC Preferred Equity Units;
●	our ability to recognize interest deduction carryforwards and net operating loss carryforwards to reduce our future tax liability;
●	our ability to recognize certain international deferred tax assets which currently do not have a valuation allowance recorded; and
●	impact of the elimination of the calculation of USD LIBOR rates on our contracts indexed to USD LIBOR.

Operational Risks

●	risks relating to motion picture production and theatrical performance;

●	our lack of control over distributors of films;
●	intense competition in the geographic areas in which we operate among exhibitors or from other forms of entertainment;
●	increased use of alternative film delivery methods including premium video on demand or other forms of entertainment;
●	shrinking exclusive theatrical release windows or release of movies to theatrical exhibition and streaming platforms on the same date, and the theatrical release or fewer movies;
●	AMC Stubs® A-List may not meet anticipated revenue projections, which could result in a negative impact upon operating results;
●	failures, unavailability or security breaches of our information systems;
●	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;
●	our ability to achieve expected synergies, benefits and performance from our strategic theatre acquisitions and strategic initiatives;
●	the risk of severe weather events or other events caused by climate change disrupting or limiting operations;
●	general and international economic, political, regulatory, social and financial market conditions, including potential economic recession, inflation, and other risks that may negatively impact discretionary income and our operating revenues and attendance levels;
●	the availability and/or cost of energy in Europe may negatively impact our operating results;
●	supply chain disruptions, labor shortages, and inflation may negatively impact our operating results; and
●	optimizing our theatre circuit through new construction and the transformation of our existing theatres may be subject to delay and unanticipated costs.

Regulatory Risks

●	general and international economic, political, regulatory, social and financial market conditions, including potential economic recession, inflation, and other risks that may negatively impact discretionary income and our operating revenues and attendance levels;
●	review by antitrust authorities in connection with acquisition opportunities;
●	risks relating to the incurrence of legal liability, including costs associated with ongoing securities class action lawsuits;
●	increased costs in order to comply or resulting from a failure to comply with governmental regulation, including the General Data Protection Regulation (“GDPR”) and all other current and pending privacy and data regulations in the jurisdictions where we have operations; and
●	the potential for political, social, or economic unrest, terrorism, hostilities, cyber-attacks or war, including the conflict between Russia and Ukraine and that Sweden and Finland (countries where we operate approximately 100 theatres) completed accession talks at NATO headquarters in Brussels on July 4, 2022 and NATO ambassadors signed the accession protocols on July 5, 2022, which could cause a deterioration in the relationship each country has with Russia, and the potential impact of financial and economic sanctions on the regional and global economy.

Risks Related to our Shares

●	there has been significant recent dilution and there may continue to be additional future dilution of our Common Stock and AMC Preferred Equity Units, which could adversely affect the market price of shares of our Common Stock and AMC Preferred Equity Units. The risks of future dilution must also be weighed against the risks of failing to increase our authorized shares, each of which could adversely affect the market price of shares of our Common Stock and AMC Preferred Equity Units;
●	the Special Meeting and the Charter Amendment Proposals, including the recent shareholder litigation seeking to prevent the conversion of AMC Preferred Equity Units into Common Stock without separate Common Stock class approval at the Special Meeting, could cause extreme volatility in our Common Stock and AMC Preferred Equity Units and may adversely affect the market price of our Common Stock and/or AMC Preferred Equity Units;
●	if the Charter Amendment Proposals are approved, our authorized but unissued shares of Common Stock will increase, which could lead to the issuance of additional shares of Common Stock or securities convertible into Common Stock, which may have a dilutive effect on earnings per share and the relative voting power and may cause a decline in the trading price of the Common Stock;
●	the market prices and trading volumes of our shares of Common Stock and AMC Preferred Equity Units, have experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Common Stock and AMC Preferred Equity Units to incur substantial losses;
●	a “short squeeze” due to a sudden increase in demand for shares of our Common Stock that largely exceeds supply and/or focused investor trading in anticipation of a potential short squeeze have led to, may be currently leading to, and could again lead to, extreme price volatility in shares of our Common Stock and the price of the AMC Preferred Equity Units may also be subject to similar dynamics and volatility;
●	there is no guarantee that our retail stockholders will continue to support AMC in the future, and negative sentiment among AMC’s retail stockholder base in the future could have a material adverse impact on the market prices of the Common Stock and AMC Preferred Equity Units and your investment therein;
●	future offerings of debt, which would be senior to our Common Stock and AMC Preferred Equity Units upon liquidation, and/or other preferred equity securities, which may be senior to our Common Stock and AMC Preferred Equity Units for purposes of distributions or upon liquidation, could adversely affect the market price of our Common Stock and AMC Preferred Equity Units;
●	anti-takeover protections in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage or prevent a takeover of our Company, even if an acquisition would be beneficial to our stockholders;
●	an issuance of preferred stock, including the Series A Convertible Participating Preferred Stock (represented by AMC Preferred Equity Units), could dilute the voting power of the common stockholders and adversely affect the market value of our Common Stock and AMC Preferred Equity Units;
●	information available in public media that is published by third parties, including blogs, articles, online forums, message boards and social and other media may include statements not attributable to the Company and may not be reliable or accurate; and
●	increases in market interest rates may cause potential investors to seek higher returns and therefore reduce demand for our Common Stock and our AMC Preferred Equity Units, which could result in a decline in the market price of our Common Stock and our AMC Preferred Equity Units.

Risk Related to the COVID-19 Pandemic

The COVID-19 pandemic has disrupted our business and will continue to adversely affect our business, theatres, results of operations and liquidity.

The COVID-19 pandemic has had and will continue to have a significant and adverse impact on our business.

After reopening substantially all of our theatres over the course of 2021, we are not generating the attendance and revenue from admissions and food and beverage sales compared to historical levels. The extent of our cash burn in the future will primarily be dependent on attendance, which drives admission, food and beverage, and other revenue. We cannot predict with certainty when or if our business will return to closer to normal levels.

While we plan to closely monitor our costs to the extent possible, we continue to incur significant cash outflows, including interest payments, taxes, critical maintenance capital expenditures, and certain compensation and benefits payments.

With the changing operating landscape for the film exhibition industry following the COVID-19 pandemic, we may face difficulty in maintaining relationships with our landlords, vendors, motion picture distributors, customers, and employees. Since the outbreak of the COVID-19 virus, movie studios have, at various times, suspended production of movies and delayed the release date of movies. Some movie studios have also reduced or eliminated the theatrical exclusive release window or have skipped a theatrical release and released their movies through streaming or other channels, or have announced that future theatrical releases will be released concurrently through streaming channels, and studios may continue to do so with additional releases.

Significant impacts on our business caused by changes in the film exhibition industry during the course of, and after, the COVID-19 pandemic include and are likely to continue to include, among others:

●	lack of availability of films in the short or long term, including as a result of release of scheduled films on alternative channels;
●	decreased attendance at our theatres, including due to changes in consumer behavior in favor of viewing feature-length movies at home on directly to video streaming or PVOD platforms or spending on alternative forms of entertainment;
●	increased operating costs resulting from additional regulatory requirements enacted in response to the COVID-19 pandemic and from precautionary measures we voluntarily take at our facilities to protect the health and well-being of our customers and employees;
●	our ability to negotiate favorable rent payment terms with our landlords;
●	unavailability of employees due to general shortages in the labor market;
●	supply chain disruptions that may continue to affect the availability and costs of food, beverage, and other items that we sell in our theatres;
●	increased risks related to employee matters, including increased employment litigation and claims relating to terminations and vaccination or testing requirements;
●	reductions and delays associated with planned operating and capital expenditures;
●	further impairment charges upon a portion of our goodwill, long-lived assets or intangible assets as consequence of failure to meet operating projections and other adverse events or circumstances, as a result of the impact on our prior impairment analysis due to delays in theatre reopenings or future interruptions in operations, which could be material to our results of operations and financial condition;
●	our inability to generate significant cash flow from operations if our theatres continue to operate at significantly lower than historical levels, which could lead to a substantial increase in indebtedness and negatively impact our ability to comply with the financial covenants, as applicable, in our debt agreements;
●	our inability to access lending, capital markets and other sources of liquidity, if needed, on reasonable terms, or at all, or obtain amendments, extensions and waivers of financial maintenance covenants, among other material terms;
●	our inability to effectively meet our short- and long-term obligations; and
●	our inability to service our existing and future indebtedness or other liabilities, the failure of which could result in insolvency proceedings and result in a total loss of your equity investment.

The COVID-19 pandemic (including governmental responses, broad economic impacts and market disruptions) has heightened the risks related to the other risk factors described herein.

Financial Risks

In the absence of significant increases in operating revenues and attendance from current levels, or obtaining significant additional sources of liquidity, an investment in our Common Stock and AMC Preferred Equity Units is highly speculative; holders of our Common Stock and AMC Preferred Equity Units could suffer a total loss of their investment.

To remain viable beyond the next twelve months, the Company will require additional sources of liquidity, reductions or abatements of its rent obligations and/or significant increases in operating revenues and attendance levels, see Liquidity and Capital Resources—For the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021 included in Part II, Item 7 thereof for further information regarding operating revenue and attendance assumptions. The required amounts of additional liquidity may be material. Although the Company believes that cash flow from operations and the liquidity under its borrowing facilities will be sufficient to meet its material cash requirements over the next twelve months, it is actively continuing to explore additional sources of liquidity. The Company is unable to determine at this time whether any additional sources of liquidity will be available to it or if available, individually or taken together, will be sufficient to address its potential liquidity needs. There is significant uncertainty as to whether these potential sources of liquidity will be realized or that they will be sufficient to generate the material amounts of additional liquidity that may be required until the Company is able to achieve more normalized levels of attendance and operating revenues. Any individual source of liquidity that the Company is pursuing may not be sufficient to address all the Company’s future liquidity requirements, and even if all of the potential sources of liquidity that the Company is pursuing are available, they may not be sufficient to address the Company’s liquidity requirements. Further, any relief provided by lenders, governmental agencies, and business partners may not be adequate and may include onerous terms, particularly if we face additional rounds of suspension of operations at our theatres, scheduled film releases fail to drive increased operating revenues and attendance, scheduled releases are postponed or moved to the home video market, or if the attendance levels of, and revenues generated by, our theatres normalize at a level that will not support our substantial amount of indebtedness, rent liabilities or other obligations. Due to these factors, if the Company is unable to obtain the necessary additional sources of liquidity, an investment in our Common Stock and AMC Preferred Equity Units is highly speculative.

In the event the Company’s operating revenues and attendance levels do not continue to increase significantly from 2021 and 2022 levels to pre-COVID-19 levels, we would seek to negotiate with creditors changes to our balance sheet liabilities and continue to take steps to reach agreements with our landlords to reduce or abate its rent obligations. Ultimately, if operating revenues and attendance levels do not normalize and we are unsuccessful in restructuring our liabilities, we would face the risk of a future liquidation or bankruptcy proceeding, in which case holders of the Company’s Common Stock and AMC Preferred Equity Units would likely suffer a total loss of their investment.

Our substantial level of indebtedness and our current liquidity constraints could adversely affect our financial condition and our ability to service our indebtedness, which could negatively impact your ability to recover your investment in the Common Stock and AMC Preferred Equity Units.

We have a substantial amount of indebtedness, which requires significant interest payments. As of December 31, 2022, we had outstanding approximately $5,140.8 million of indebtedness ($4,949.0 million aggregate principal amount) and $58.8 million of existing finance lease obligations. As of December 31, 2022, we also had approximately $4.8 billion of discounted rental payments under operating leases (with a weighted average remaining lease term of 9.4 years).

Including repayments of deferred lease amounts, the Company’s cash expenditures for rent increased substantially in the second, third and fourth quarters of 2021 and throughout 2022 as previously deferred rent payments and landlord concessions started to become current obligations. The Company received rent concessions provided by the lessors that aided in mitigating the economic effects of COVID-19 during the pandemic. These concessions primarily consisted of rent abatements and the deferral of rent payments. As a result, deferred lease amounts were approximately $157.2 million as of December 31, 2022. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for a summary of the estimated future repayment terms for the deferred lease amounts due to COVID-19.

Our substantial level of indebtedness and the current constraints on our liquidity could have important consequences, including the following:

●	we entered into the Ninth Amendment (as defined in Note 8—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof), pursuant to which the requisite revolving lenders party thereto agreed to extend the fixed date for the termination of the suspension period for the financial covenant applicable to the Senior Secured Revolving Credit Facility from March 31, 2021 to March 31, 2022, which was further extended by the Eleventh Amendment (as defined in Note 8—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof) and Twelfth Amendment from March 31, 2022 to March 31, 2023 and then from March 31, 2023 to March 31, 2024, respectively, in each case, as described, and on the terms and conditions specified, therein, including a minimum liquidity requirement of $100 million during the covenant suspension period. A breach of any condition to the financial covenant suspension set forth in the Credit Agreement may result in an event of default under the Credit Agreement or resume testing of the financial covenant;
●	we must use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness, which reduces or will reduce funds available to us for other purposes such as working capital, capital expenditures, other general corporate purposes and potential acquisitions;
●	our ability to refinance such indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;
●	we are exposed to fluctuations in interest rates because our senior credit facilities have variable rates of interest;
●	our leverage may be greater than that of some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in responding to current and changing industry and financial market conditions;
●	the loss of tax attributes resulting from the cancellation of indebtedness that occurred in connection with the exchange offers that closed on July 31, 2020, coupled with the inability to deduct all or significant portions of our interest expense for tax purposes, will ultimately increase the need to generate revenues to support our capital structure;
●	there are significant constraints on our ability to generate liquidity through incurring additional debt; and
●	we may be more vulnerable to economic downturn and adverse developments in our business, including potential economic recession, inflation, and other risks that may negatively impact discretionary income and our operating revenues, and attendance levels.

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

We have a significant amount of goodwill on our balance sheet as a result of acquisitions. As of December 31, 2022, goodwill recorded on our consolidated balance sheet totaled $2,342.0 million. If the market price of our Common Stock or AMC Preferred Equity Units declines, if the fair value of our debt declines, or if other events or circumstances change that would more likely than not reduce the fair value of our reporting units below their respective carrying value, all or a portion of our goodwill may be impaired in future periods.

We review long-lived assets, including goodwill, indefinite-lived intangible assets and other intangible assets and theatre assets (including operating lease right-of-use lease assets) whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The review for goodwill compares the fair value for each of our reporting units to their associated carrying value. Factors that could lead to impairment of goodwill and intangible assets include adverse industry or economic trends, reduced estimates of future cash flows, and declines in the market price of our Common Stock or AMC Preferred Equity Units or declines in the fair value of our debt. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance, including estimating the fair value of our corporate borrowings and finance lease obligations. We may be required to record future charges to earnings during the period in which an impairment of goodwill or intangible assets is determined to exist. During the years ended December 31, 2022, December 31, 2021, and December 31, 2020, we recorded impairment of long-lived asset charges of $133.1 million, $77.2 million, $177.9 million, respectively. The assets impaired during year 2022 included 68 theatres in the U.S. markets with 817 screens and 53 theatres in the International markets with 456 screens. No goodwill non-cash impairment charges were recorded for the years ended December 31, 2022 and December 31, 2021 as we determined it was not more likely than not that the fair value of our reporting units was below their respective carrying values. During the year ended December 31, 2020, we recorded goodwill non-cash impairment charges of $1,276.1 million and $1,030.3 million related to the enterprise fair values of the Domestic Theatres and International Theatres reporting units, respectively. We recorded non-cash impairment charges related to indefinite-lived intangible assets of $12.5 million and $2.7 million related to the Odeon and Nordic trade names, respectively, in the International Theatres reporting unit during the year ended December 31, 2020. We recorded non-cash impairment charges of $14.4 million related to our definite-lived intangible assets in the Domestic Theatres reporting unit during the year ended December 31, 2020. We also recorded impairment of other assets recorded in investment expense (income) of $15.9 million during the year ended December 31, 2020 and impairment of equity method investments recorded in equity in (earnings) loss of non-consolidated entities of $8.6 million during the year ended December 31, 2020.

Limitations on the availability of capital and reductions to capital expenditures may delay or prevent deployment of strategic initiatives.

Implementation of our key strategic initiatives, including recliner seating, enhanced food and beverage and premium sight and sound, require significant capital expenditures. Our gross capital expenditures were approximately $202.0 million, $92.4 million, and $173.8 million for the years ended December 31, 2022, December 31, 2021 and, December 31, 2020, respectively. We estimate that our cash outflows for capital expenditures, net of landlord contributions, will be approximately $150 million to $200 million for the year ending December 31, 2023 to maintain and enhance operations. A lack of available capital resources due to business performance or other financial commitments could prevent or delay the deployment of innovations in our theatres. We may reduce capital expenditures significantly or seek additional financing or issue additional securities, which may affect the timing and scope of growth strategy. We cannot be certain that we will be able to obtain new financing on favorable terms, or at all. In addition, covenants under our existing indebtedness limit our ability to incur additional indebtedness, and the performance of any additional or improved theatres may not be sufficient to service the related indebtedness that we are permitted to incur.

We are currently not paying dividends and in the future may not generate sufficient cash flows or have sufficient restricted payment capacity under our Credit Agreement or the indentures governing our debt securities to pay dividends on our Common Stock and AMC Preferred Equity Units.

We currently are not paying a cash dividend. We are only able to pay dividends from our available cash on hand and funds received from our subsidiaries. Our subsidiaries' ability to make distributions to us will depend on their ability to generate substantial operating cash flow. Our ability to pay dividends to our stockholders in the future is subject to the terms of our Credit Agreement and the indentures governing our outstanding notes. Our operating cash flow and ability to comply with restricted payment covenants in our debt instruments will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond our control. In addition, dividend payments are not mandatory or guaranteed, and our board of directors may determine not to resume the payment of dividends. We may not pay dividends as a result of the following additional factors, among others:

●	we are not legally or contractually required to pay dividends;
●	even if we determine to resume paying cash dividends, the actual amount of dividends distributed and the decision to make any distribution is entirely at the discretion of our board of directors and future dividends, if any, will depend on, among other things, our results of operations, cash requirements, financial condition, business opportunities, provisions of applicable law and other factors that our board of directors may deem relevant;
●	the amount of dividends distributed is and will be subject to contractual restrictions under the restrictive payment covenants contained in the indentures governing our debt securities, the terms of our Credit

Agreement, and the terms of any other outstanding or future indebtedness incurred by us or any of our subsidiaries; and
●	the amount of dividends distributed is subject to state law restrictions.

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

Our U.S. cumulative pretax losses have raised uncertainty about the likelihood of realizing our deferred tax assets, and as a result, we maintain a valuation allowance against all of the U.S. deferred tax assets and liabilities, except those deemed indefinite-lived. For the year ended December 31, 2022, our domestic cumulative pre-tax losses continue to raise uncertainty about the likelihood of realizing our deferred tax assets. For our U.S. jurisdiction, we recorded a net increase in valuation allowance of $350.0 million and total tax expense of $1.0 million for 2022. During the first quarter of 2020, the severe impact of the COVID-19 pandemic on operations in Germany and Spain caused us to conclude the realizability of deferred tax assets held in those jurisdictions does not meet the more likely than not standard. As such, a charge of $33.1 million and $40.1 million was recorded for Germany and Spain, respectively. At December 31, 2020 year-end, we determined that it was appropriate to record a valuation allowance on the disallowed interest carryforward in Sweden as the realizability of this deferred tax asset in this jurisdiction does not meet the more likely than not standard. As such, the overall net tax benefit recorded on Sweden was reduced by a charge of $3.7 million. During 2021, we recorded a valuation allowance on all other deferred tax assets in Sweden, resulting in a charge of less than $1 million. With the exception of Finland, all other international jurisdictions carried valuation allowances against their deferred tax assets at the end of 2022.

There are no assurances that we will not increase the valuation allowances in future periods against deferred tax expense; likewise, any decrease would result in additional deferred tax benefit.

The elimination of the calculation of USD LIBOR rates may impact our contracts that are indexed to USD LIBOR.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021 and the transition period has been subsequently extended through June 2023. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. We have material contracts that are indexed to USD-LIBOR and we are monitoring this activity and evaluating the related risks.

Operational Risks

Our business depends on motion picture production and performance and is subject to intense competition, including increases in alternative film delivery methods or other forms of entertainment.

Our ability to operate successfully depends upon the availability, diversity and appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our markets. The most attended films are usually released during the summer and the calendar year-end holidays, making our business seasonal. We license first-run motion pictures, the success of which has increasingly depended on the marketing efforts of the major motion picture studios and the duration of the exclusive theatrical release windows. Poor performance of, or any disruption in the production of these motion pictures (including by reason of a strike or lack of adequate financing), a reduction in the marketing efforts of the major motion picture studios, the choice by distributors to release fewer feature-length movies theatrically, or the choice to release feature-length movies directly to video streaming or PVOD platforms, either in lieu of or on the same date as a theatrical release, could hurt our business and results of operations. Conversely, the successful performance of these motion pictures, particularly the sustained success of any one motion picture, or an increase in effective marketing efforts of the major motion picture studios and extension of the exclusive theatrical release windows, may generate positive results for our business and operations in a specific fiscal quarter or year that may not necessarily be indicative of, or comparable to, future results of operations. As movie studios rely on a smaller number of higher grossing “tent pole” films there may be increased pressure for higher film licensing fees. Our loyalty program and certain promotional pricing also may affect performance and increase the cost to license motion pictures relative to revenue for admission. In addition, a change in the type and breadth of movies offered by motion picture studios and the theatrical exclusive release window may adversely affect the demographic base of movie-goers.

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

Our business depends on maintaining good relations with these distributors, as this affects our ability to negotiate commercially favorable licensing terms for first-run films or to obtain licenses at all. With only seven movie studio distributors representing approximately 88% of our U.S. markets’ box office revenues in 2022 and 4 movie studio distributors representing approximately 73% of our International markets’ box office revenues in 2022, there is a high level of concentration and continued consolidation in the industry. Our business may be adversely affected if our access to motion pictures is limited or delayed because of deterioration in our relationships with one or more distributors or for some other reason. To the extent that we are unable to license a popular film for exhibition in our theatres, our operating results may be adversely affected.

Our results of operations will be impacted by shrinking theatrical exclusive release windows and other practices adopted by movie studies.

Over the last decade, the average theatrical exclusive release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available to consumers in-home, has decreased from approximately four months to approximately one-and-one half months. Additionally, during the COVID-19 pandemic, certain movie studios adopted strategies that have eliminated the theatrical exclusive release window. While this trend has diminished in 2022 as the COVID-19 pandemic has diminished, studios may adopt similar strategies in the future that shorten or eliminate the theatrical release window. These practices have significantly impacted our revenues and are expected to continue to have an adverse impact on our business and results of operations going forward.

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

Supply chain disruptions, labor shortages, and inflation may negatively impact our operations and operating results.

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

In addition, we are dependent upon natural gas and electricity to operate our theatres. The cost of natural gas and electricity may fluctuate widely due to economic and political conditions, government policy and regulations, war, or other unforeseen circumstances. Substantial future increases in prices, including the availability and/or cost of energy in Europe, for, or shortages of, natural gas and electricity could have a negative effect on our profitability. There can be no assurance that we can cover these potential cost increases through future pricing actions.

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

We typically require 18 to 24 months in the United States from the time we reach an agreement with a landlord to when a theatre opens. This timeframe may vary in international markets.

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

Regulatory Risks

General political, social and economic conditions can reduce our operating revenues and attendance.

Our success depends on general political, social, and economic conditions and the willingness of consumers to spend money at movie theatres. If going to motion pictures becomes less popular or consumers spend less on food and beverage, our operations could be adversely affected. In addition, our operations could be adversely affected if consumers’ discretionary income falls as a result of an economic downturn. Geopolitical events, including the threat of regional war, terrorism or cyber-attacks, or widespread health emergencies, such as COVID-19 or other pandemics or epidemics, could cause people to avoid our theatres or other public places where large crowds are in attendance. In addition, due to our concentration in certain markets, natural disasters such as hurricanes or earthquakes in those markets could adversely affect our overall results of operations.

We are subject to substantial government regulation, which could entail significant cost.

We are subject to various federal, state and local laws, regulations and administrative practices both domestically and internationally affecting our business, and we must comply with provisions regulating antitrust, customary health and sanitation standards and those imposed as a result of the COVID-19 pandemic, equal employment, environmental, licensing for the sale of food and, in some theatres, alcoholic beverages, and data protection and privacy laws, including GDPR, and all other current and pending privacy and data regulations in the jurisdictions where we have operations. Our new theatre openings could be delayed or prevented or our existing theatres could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses. Changes in existing laws or implementation of new laws, regulations and practices could have a significant impact on our business. A significant portion of our theatre level employees are part-time workers who are paid at or near the applicable minimum wage in the theatre’s jurisdiction. Increases in the minimum wage and implementation of reforms requiring the provision of additional benefits will increase our labor costs.

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

In the United States, our theatres must comply with Title III of the Americans with Disabilities Act of 1990 (“ADA”). Compliance with the ADA requires that public accommodations, including websites and mobile apps for such public accommodations, “reasonably accommodate” individuals with disabilities and that new construction or alterations made to “commercial facilities” conform to accessibility guidelines unless “structurally impracticable” for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, and an award of damages to private litigants or additional capital expenditures to remedy such non-compliance, any of which could have a material adverse effect on our operations and financial condition. In Europe, all territories have similar national regulations relating to disabilities that our theatres operate in accordance with. Noncompliance with these regulations could carry financial, operational and reputation risks.

We are subject to complex taxation, changes in tax rates, adoption of new United States, European Union or international tax legislation and disagreements with tax authorities that could adversely affect our business, financial condition or results of operations.

We are subject to many different forms of taxation in both the United States. and in foreign jurisdictions where we operate. Current economic and political conditions, including Brexit and Organization for Economic Co-operation and Development’s (“OECD”), proposed recommendations around taxation in the Digital Economy, make tax rates, transfer pricing compliance and tax regulations, including in the United States, United Kingdom, and European Union subject to significant change. Recent examples include the Court of Justice of the European Union narrowing the EU Interest & Royalty withholding directive, OECD recommendations on Base Erosion and Profit Shifting (“BEPS”) including new rules for the allocation of multinational organization profits between countries and a global minimum tax rate, the European Commission’s Anti-Tax Avoidance Package, the U.S. Tax Cuts and Jobs Act signed into law in December 2017, and the CARES Act.

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

The legal regimes governing certain of our international subsidiaries (including Germany, Spain, Portugal, Norway and Sweden) impose on directors an obligation to pursue insolvency proceedings in certain circumstances. There are various potential triggers including illiquidity, over-indebtedness and inadequate capitalization. If our international subsidiaries were required to (and did) pursue insolvency proceedings, that could in turn trigger events of default under our international senior secured notes and/or have other material adverse effects on our business and financial position, including additional insolvency proceedings.

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

As a result of our international operations, 24.3% of our revenues were derived from countries outside the United States for the year ended December 31, 2022. The success of our international operations is subject to risks that are beyond our control. Accordingly, our business is subject to risks associated with doing business internationally, including:

●	difficulties and costs of staffing and managing international operations among diverse geographies, languages and cultures;
●	the impact of regional or country-specific business cycles and economic instability;
●	the potential for political, social, or economic unrest, terrorism, hostilities, cyber-attacks or war, including the conflict between Russia and Ukraine and that Sweden and Finland (countries where we operate approximately 100 theatres) and their potential accession to NATO, which could cause a deterioration in the relationship each country has with Russia, and the potential impact of financial and economic sanctions on the regional and global economy;

●	fluctuations in foreign currency exchange rates which could lead to fluctuations in our reported results of operations or result in significant decreases in the value of our international investments as denominated in U.S. Dollars;
●	increased foreign interest rates, foreign exchange fees and other bank charges as a result of financing our foreign operations;
●	exposure to anti-corruption laws, including the Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act (the “Bribery Act”), and export-control regulations and economic sanctions regulations, including those promulgated by the Office of Foreign Assets Control, United States Department of Treasury (“OFAC”);
●	exposure to local economic conditions and local laws and regulations;
●	exposure to local labor and employment laws;
●	relationships with local labor unions and works councils;
●	limited borrowing capabilities relating to activities in non-U.S. countries;
●	economic and/or credit conditions abroad;
●	potential adverse changes in the political and/or economic stability of foreign countries or in their diplomatic relations with the United States;
●	restrictions on the withdrawal of foreign investment and earnings;
●	government policies against businesses owned by foreigners;
●	investment restrictions or requirements;
●	diminished ability to legally enforce our contractual rights in foreign countries;
●	difficulty in protecting our brand, reputation and intellectual property;
●	restrictions on the ability to obtain or retain licenses required for operation;
●	foreign exchange restrictions;
●	adverse changes in regulatory or tax requirements;
●	restrictions on foreign ownership of subsidiaries;
●	data protection and privacy laws, including GDPR and other restrictions on transferring personally identifiable information outside of a jurisdiction; and
●	tariffs and other trade barriers.

If we are unable to manage the complexity of our global operations successfully, it could have a material adverse effect on our business, financial condition and results of operations.

Risk Related to our Share Issuances

There has been significant recent dilution and there may continue to be additional future dilution of our Common Stock and AMC Preferred Equity Units, which could adversely affect the market price of shares of our Common Stock and AMC Preferred Equity Units. The risks of future dilution must also be weighed against the risks of failing to increase our authorized shares of Common Stock, each of which could adversely affect the market price of shares of our Common Stock and AMC Preferred Equity Units.

From January 1, 2020 through February 22, 2023, the outstanding shares of our Common Stock have increased by 459,834,339 shares in a combination of at-the-market sales, conversion of Class B common stock, conversion of notes, exchanges of notes, transaction fee payments, and equity grant vesting. On August 19, 2022, the Company issued a dividend of one AMC Preferred Equity Unit for each share of Common Stock outstanding at the close of business on August 15, 2022, which resulted in the issuance of 516,820,595 AMC Preferred Equity Units. From August 19, 2022 through February 22, 2023, we issued 413,029,017 AMC Preferred Equity Units in combination of at-the-market sales, exchanges of debt, private placement transactions, and equity grant vesting. As of February 22, 2023, there were

517,580,416 shares of Common Stock and 929,849,612 AMC Preferred Equity Units issued and outstanding. Pursuant to our strategy to enhance our liquidity, we intend to issue preferred equity securities or securities convertible into, or exchangeable for, or that represent the right to receive, shares of Common Stock. If, in the future, we obtain shareholder approval to amend our certificate of incorporation to increase our authorized shares, including if the Charter Amendment Proposals are approved by our stockholders at the Special Meeting, we may issue additional shares of Common Stock to raise cash to bolster our liquidity, to refinance indebtedness, for working capital, to finance strategic initiatives and future acquisitions or for other purposes. We may also acquire interests in other companies, or other assets by using a combination of cash and shares of Common Stock or AMC Preferred Equity Units, or just shares of Common Stock. Additionally, vesting under our equity compensation programs results in the issuance of new shares of Common Stock and AMC Preferred Equity Units and shares withheld to cover tax withholding obligations upon vesting remain available for future grants. Any of these events may dilute the ownership interests of current stockholders, reduce our earnings per share or have an adverse effect on the price of our shares of Common Stock and AMC Preferred Equity Units.

To provide for the authorization of a sufficient number of authorized and unissued and unreserved shares of the Common Stock into which the Series A Convertible Participating Preferred Stock (and, by virtue of such conversion, AMC Preferred Equity Units) can convert in full, the Company has called a special meeting to be held on March 14, 2023 (the “Special Meeting”) to obtain the requisite stockholder approval of the Charter Amendment Proposals. If the Charter Amendment Proposals are approved by our stockholders, we will have additional authorized but unissued Common Stock that may be used in the future for at-the-market sales, exchanges of notes, private placement transactions, equity grant vesting and other dilutive issuances. These future issuances may be dilutive and result in a decline in the market price of our Common Stock.

If we are unable to obtain shareholder approval to increase our authorized shares, including pursuant to the Charter Amendment Proposals, this will create substantial risks, which could have an adverse effect on the price of our shares of Common Stock and AMC Preferred Equity Units, including:

●	we will be limited in our ability to issue equity to bolster our liquidity and respond to future challenges, including if operating revenues and attendance levels do not return to the levels assumed;
●	for future financing, we may be required to issue additional debt, which may be unavailable on favorable terms or at all, which would exacerbate the challenges created by our high leverage;
●	we may be unable to issue equity in deleveraging transactions, including exchanges, redemptions or buy-backs of debt, which will limit our flexibility to deliver; and
●	we may be unable to issue equity as currency in strategic transactions, including acquisitions, joint ventures or in connection with landlord negotiations, which may prevent us from entering into transactions that could increase shareholder value.

The Special Meeting and the Charter Amendment Proposals could cause extreme volatility in our Common Stock and AMC Preferred Equity Units and may adversely affect the market price of our Common Stock and/or AMC Preferred Equity Units.

At the Special Meeting, all holders of our shares of Common Stock and holders of shares of Series A Convertible Participating Preferred Stock (which are represented by AMC Preferred Equity Units) on the books of Computershare Trust Company, N.A. as of the record date for the Special Meeting will be entitled to vote on the Charter Amendment Proposals. If stockholders approve the Charter Amendment Proposals, upon the effectiveness of the Charter Amendment Proposals, the AMC Preferred Equity Units will be automatically converted into shares of our Common Stock and the AMC Preferred Equity Units will cease trading and be delisted from the NYSE. The effect of the Charter Amendment Proposals, including the Reverse Split Proposal (as defined in Note 16—Subsequent Events in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof), upon the market price of our Common Stock cannot be predicted with certainty. Given the current disparity in the trading prices of the AMC Preferred Equity Units and the Common Stock, the conversion of AMC Preferred Equity Units into Common Stock could adversely affect the market price of the Common Stock. Conversely, if the Charter Amendment Proposals are not approved, the AMC Preferred Equity Units will not convert into shares of Common Stock, which could also adversely affect the market price of the AMC Preferred Equity Units, cause extreme volatility, make it difficult to raise additional equity without causing significant economic dilution to the Common Stock, which could also adversely affect the market price of the Common Stock. If the Charter Amendment Proposals are not approved, the Company may not make another proposal with respect to the common stock amendment, or it may be some time before any such proposal is made, although such determination will be made by the Company’s Board at its sole discretion.

In addition, the results of reverse stock splits by companies in the past have been varied. There can be no assurance that the total market capitalization of our Common Stock after the Reverse Split Proposal (if approved) (the “Reverse Stock Split”) will be equal to or greater than the total market capitalization before the Reverse Stock Split or that the per share market price of our Common Stock following the Reverse Stock Split will increase in proportion to the reduction in the number of shares of Common Stock outstanding before the Reverse Stock Split. Further, the market price and trading volume of our shares of Common Stock has been subject to extreme volatility and approval of the Charter Amendment Proposals, including the Reverse Stock Split, may increase such volatility, with a decline in the market price of our Common Stock after the Reverse Stock Split resulting in a greater percentage decline than would occur in the absence of a Reverse Stock Split.

On February 20, 2023, two putative stockholder class actions were filed in the Delaware Court of Chancery, captioned Allegheny County Employees’ Retirement System v. AMC Entertainment Holdings, Inc., et al., C.A. No. 2023-0215-MTZ (Del. Ch.) (the “Allegheny Action”), and Munoz v. Adam M. Aron, et al., C.A. No. 2023-0216-MTZ (Del. Ch.) (the “Munoz Action” and together with the Allegheny Action, the “Shareholder Lawsuits”). See Note 11—Commitments and Contingencies for additional information about the Shareholder Lawsuits.While we will vigorously contest the Shareholder Lawsuits, the outcome of the Shareholder Lawsuits, or any similar future lawsuits, is uncertain. In addition, while we anticipate that the Special Meeting will still be held on March 14, 2023, we will not be able to implement the Charter Amendment Proposals pending a ruling by the court on the plaintiff’s to-be-filed preliminary injunction motion, which may substantially delay or prevent the conversion of AMC Preferred Equity Units into Common Stock. If the plaintiffs are successful in obtaining injunctive or other relief restraining, delaying, enjoining or otherwise prohibiting the Charter Amendment Proposals from going into effect, this would likely adversely affect the market price of the AMC Preferred Equity Units, cause extreme volatility, make it difficult to raise additional equity without causing significant economic dilution to both the AMC Preferred Equity Units and the Common Stock, which could also adversely affect the market price of the Common Stock. If the plaintiffs are successful in their claim for breach of 8 Del. C. § 242(b), we may be prohibited from issuing additional AMC Preferred Equity Units which would substantially harm our ability to generate additional liquidity, reduce our debt or engage in strategic transactions.

The market prices and trading volumes of our shares of Common Stock and AMC Preferred Equity Units have experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Common Stock and AMC Preferred Equity Units to incur substantial losses.

The market prices and trading volume of our shares of Common Stock and AMC Preferred Equity Units have been and may continue to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. Because each AMC Preferred Equity Unit initially represents the right to receive one share of our Common Stock upon effectiveness of the common stock amendment, and is otherwise designed to bear equivalent economic and voting rights as described herein, the market price of the AMC Preferred Equity Units may be correlated with the market price of our Common Stock. The market prices and trading volume of our shares of Common Stock have experienced, and may continue to experience extreme volatility, which could cause purchasers of our Common Stock and AMC Preferred Equity Units to incur substantial losses. For example, during 2022, the market price of our Common Stock has fluctuated from an intra-day low of $3.81 per share on December 28, 2022 to an intra-day high on the NYSE of $17.17 on March 29, 2022. The market price of our AMC Preferred Equity Units has fluctuated from an intra-day low of $0.65 on December 19, 2022 to an intra-day high of $10.50 on August 22, 2022. The reported sale price of our Common Stock and AMC Preferred Equity Units on the NYSE on February 23, 2023, was $6.23 per share and $2.22 per share. During 2022, daily trading volume ranged from approximately 8,287,600 to 226,704,100 shares and the AMC Preferred Equity Units ranged from approximately 5,921,800 to 180,271,200.

We believe that the recent volatility and our current market prices reflect market and trading dynamics unrelated to our underlying business, or macro or industry fundamentals, and we do not know how long these dynamics will last. Under the circumstances, we caution you against investing in our Common Stock and AMC Preferred Equity Units, unless you are prepared to incur the risk of losing all or a substantial portion of your investment.

Extreme fluctuations in the market price of our Common Stock and AMC Preferred Equity Units have been accompanied by reports of strong and atypical retail investor interest, including on social media and online forums. The market volatility and trading patterns we have experienced create several risks for investors, including the following:

●	the market prices of our Common Stock and AMC Preferred Equity Units have experienced and may continue to experience rapid and substantial increases or decreases unrelated to our operating performance or prospects, or macro or industry fundamentals, and substantial increases may be significantly inconsistent with the risks and uncertainties that we continue to face;

●	factors in the public trading market for our Common Stock and AMC Preferred Equity Units may include the sentiment of retail investors (including as may be expressed on financial trading and other social media sites and online forums), the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our Common Stock and AMC Preferred Equity Units and any related hedging and other trading factors;
●	our market capitalization, as implied by various trading prices, currently reflects valuations that diverge significantly from those seen prior to recent volatility and that are significantly higher than our market capitalization immediately prior to the COVID-19 pandemic, and to the extent, these valuations reflect trading dynamics unrelated to our financial performance or prospects, purchasers of our Common Stock and AMC Preferred Equity Units could incur substantial losses if there are declines in market prices driven by a return to earlier valuations;
●	to the extent volatility in our Common Stock and AMC Preferred Equity Units is caused, or may from time to time be caused, as has widely been reported, by a “short squeeze” in which coordinated trading activity causes a spike in the market price of our Common Stock and AMC Preferred Equity Units as traders with a short position make market purchases to avoid or to mitigate potential losses, investors purchase at inflated prices unrelated to our financial performance or prospects, and may thereafter suffer substantial losses as prices decline once the level of short-covering purchases has abated;
●	if the market price of our Common Stock and/or AMC Preferred Equity Units declines, you may be unable to resell your shares of Common Stock or AMC Preferred Equity Units at or above the price at which you acquired them. We cannot assure you that the equity issuance of our Common Stock and AMC Preferred Equity Units will not fluctuate or decline significantly in the future, in which case you could incur substantial losses; and
●	the Company will pay cash tax liabilities of an estimated $14.0 million to cover withholding obligations upon vesting of awards under our Equity Incentive Plan in January and February of 2023. The Company will withhold shares based on historical elections by participants under the terms of the plan, equivalent to the cash tax requirements for federal, state and local withholdings, pay the required tax obligation and return the withheld shares to the Equity Incentive Plan.

We may continue to incur rapid and substantial increases or decreases in the market prices of our Common Stock and AMC Preferred Equity Units in the foreseeable future that may not coincide in timing with the disclosure of news or developments by or affecting us. Accordingly, the market price of our shares of Common Stock and AMC Preferred Equity Units may fluctuate dramatically and may decline rapidly, regardless of any developments in our business. Overall, there are various factors, many of which are beyond our control, that could negatively affect the market price of our Common Stock and AMC Preferred Equity Units or result in fluctuations in the price or trading volume of our Common Stock and AMC Preferred Equity Units, including:

●	the ongoing impacts relating to the COVID-19 pandemic;
●	actual or anticipated variations in our annual or quarterly results of operations, including our earnings estimates and whether we meet market expectations with regard to our earnings;
●	our current inability to pay dividends or other distributions;
●	publication of research reports by analysts or others about us or the motion picture exhibition industry, which may be unfavorable, inaccurate, inconsistent or not disseminated on a regular basis;
●	changes in market interest rates that may cause purchasers of our shares to demand a different yield;
●	changes in market valuations of similar companies;
●	market reaction to any additional equity, debt or other securities that we may issue in the future, and which may or may not dilute the holdings of our existing stockholders;
●	additions or departures of key personnel;
●	actions by institutional or significant stockholders;
●	short interest in our securities and the market response to such short interest;

●	dramatic increase or decrease in the number of individual holders of our Common Stock and AMC Preferred Equity Units and their participation in social media platforms targeted at speculative investing;
●	speculation in the press or investment community about our company or industry;
●	strategic actions by us or our competitors, such as acquisitions or other investments;
●	legislative, administrative, regulatory or other actions affecting our business, our industry, including positions taken by the Internal Revenue Service (“IRS”);
●	investigations, proceedings, or litigation that involve or affect us;
●	the Charter Amendment Proposals to be voted on by our stockholders at the Special Meeting;
●	the occurrence of any of the other risk factors included or incorporated by reference in this Annual Report on Form 10-K; and
●	general market and economic conditions.

A “short squeeze” due to a sudden increase in demand for shares of our Common Stock that largely exceeds supply and/or focused investor trading in anticipation of a potential short squeeze have led to, may be currently leading to, and could again lead to, extreme price volatility in shares of our Common Stock and the price of the AMC Preferred Equity Units may also be subject to similar dynamics and volatility.

Investors may purchase shares of our Common Stock and our AMC Preferred Equity Units to hedge existing exposure or to speculate on the price of our Common Stock and our AMC Preferred Equity Units. Speculation on the price of our Common Stock and our AMC Preferred Equity Units may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our Common Stock and/or AMC Preferred Equity Units available for purchase on the open market, investors with short exposure may have to pay a premium to repurchase shares of our Common Stock and/or AMC Preferred Equity Units for delivery to lenders of our Common Stock and/or AMC Preferred Equity Units. Those repurchases may, in turn, dramatically increase the price of shares of our Common Stock and/or AMC Preferred Equity Units until additional shares of our Common Stock and/or AMC Preferred Equity Units are available for trading or borrowing. This is often referred to as a “short squeeze.” A large proportion of our Common Stock has been in the past and may be traded in the future by short sellers, which may increase the likelihood that our Common Stock or AMC Preferred Equity Units will be the target of a short squeeze, and there is widespread speculation that the trading price of our Common Stock is or has been from time to time the result of a short squeeze. A short squeeze and/or focused investor trading in anticipation of a short squeeze have led to, may be currently leading to, and could again lead to volatile price movements in shares of our Common Stock and may have a similar impact on the price of the AMC Preferred Equity Units that may be unrelated or disproportionate to our operating performance or prospects and, once investors purchase the shares of our Common Stock and/or AMC Preferred Equity Units necessary to cover their short positions. Or if investors no longer believe a short squeeze is viable, the price of our Common Stock and AMC Preferred Equity Units may rapidly decline. Investors that purchase shares of our Common Stock or AMC Preferred Equity Units during a short squeeze may lose a significant portion of their investment.

Under the circumstances, we caution you against investing in our Common Stock and AMC Preferred Equity Units, unless you are prepared to incur the risk of losing all or a substantial portion of your investment.

The AMC Preferred Equity Units are listed under the ticker symbol “APE”. APEs is also the name by which some of our retail stockholders refer to themselves. There is no guarantee that these stockholders will continue to support AMC in the future, and negative sentiment among AMC’s retail stockholder base in the future could have a material adverse impact on the market prices of the Common Stock and AMC Preferred Equity Units and your investment therein.

Some of our retail investors have referred to themselves as “Apes” on social media and in other forums. Our “APE” ticker symbol, although an acronym for AMC Preferred Equity Unit, is also a reference to this stockholder base who has in the past been perceived as having supported AMC. Self-proclaimed “Apes” are widely viewed as playing a significant role in the market dynamics that have resulted in substantial increases and volatility in the market prices of AMC’s Common Stock and other so-called “meme” stocks. See “— The market prices and trading volume of our shares of Common Stock and AMC Preferred Equity Units have experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Common Stock and AMC Preferred Equity Units to incur substantial losses.” While AMC and its management have actively sought to foster positive relationships with its significant retail stockholder base as the owners of AMC, and while AMC’s retail stockholder base has been credited favorably with assisting AMC in raising significant capital in the past, there is no guarantee that AMC will be able to continue to benefit from support from its retail stockholder base in the future. If investor sentiment turns negative, including as a result of this at-the-market offering or this prospectus supplement, this could have a material adverse impact on the market price of our Common Stock and AMC Preferred Equity Units.

Information available in public media that is published by third parties, including blogs, articles, online forums, message boards and social and other media may include statements not attributable to the Company and may not be reliable or accurate.

We have received, and may continue to receive, a high degree of media coverage that is published or otherwise disseminated by third parties, including blogs, articles, online forums, message boards and social and other media. This includes coverage that is not attributable to statements made by our directors, officers or employees. You should read carefully, evaluate and rely only on the information contained in this Annual Report on Form 10-K, the definitive Proxy Statement on Schedule 14A filed on February 14, 2023, the prospectus supplement filed September 26, 2022, the accompanying prospectus or any applicable free writing prospectus or incorporated documents filed with the SEC in determining whether to purchase our shares of Common Stock or AMC Preferred Equity Units. Information provided by third parties may not be reliable or accurate and could materially impact the trading price of our Common Stock and our AMC Preferred Equity Units which could cause losses to your investments.

Future offerings of debt, which would be senior to our Common Stock and AMC Preferred Equity Units upon liquidation, and/or other preferred equity securities, which may be senior to our Common Stock and AMC Preferred Equity Units for purposes of distributions or upon liquidation, could adversely affect the market price of our Common Stock and AMC Preferred Equity Units.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or preferred equity securities, including convertible or non-convertible senior or subordinated notes, convertible or non-convertible preferred stock, medium-term notes and trust preferred securities, to raise cash or bolster our liquidity, to refinance indebtedness, for working capital, to finance strategic initiatives and future acquisitions or for other purposes. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our Common Stock and AMC Preferred Equity Units, including the Preferred Stock underlying our AMC Preferred Equity Units. In addition, any additional preferred stock we may issue could have a preference on liquidating distributions or a preference on distribution payments that could limit our ability to make a distribution to the holders of our Common Stock and AMC Preferred Equity Units. Since our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings potentially reducing the market price of our Common Stock and AMC Preferred Equity Units.

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

Our issuance of shares of preferred stock could delay or prevent a change of control of our company. Our board of directors has the authority to cause us to issue, without any further vote or action by the stockholders, up to 50,000,000 shares of preferred stock, par value $0.01 per share, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. The issuance of shares of preferred stock may have the effect of delaying, deferring or preventing a change in control of our company without further action by the stockholders, even where stockholders are offered a premium for their shares. As of December 31, 2022 there were 10,000,000 Series A Convertible Participating Preferred Stock shares authorized and 7,245,872 Series A Convertible Participating Preferred Stock shares issued and outstanding, 40,000,000 preferred stock shares remain available for issuance and 2,754,129 Series A Convertible Participating Preferred Stock shares remain available for issuance. As a condition of the Forward Purchase Agreement (as defined in Note 9—Stockholders’ Equity in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof) we were restricted from issuing additional Series A Convertible Preferred Stock Shares and AMC Preferred Equity Units in an amount that would exceed $40 million. On February 9, 2023 the Forward Purchase Agreement was amended to increase the $40 million restriction to $140 million. The restrictions remain in place until the earlier of the Special Meeting or April 6, 2023.

Our incorporation under Delaware law, the ability of our board of directors to create and issue a new series of preferred stock or a stockholder rights plan and certain other provisions of our amended and restated certificate of incorporation and amended and restated bylaws, as amended, could impede a merger, takeover or other business combination involving our company or the replacement of our management or discourage a potential investor from making a tender offer for our Common Stock and AMC Preferred Equity Units, which, under certain circumstances, could reduce the market value of our Common Stock and AMC Preferred Equity Units.

An issuance of preferred stock, including the Series A Convertible Participating Preferred Stock and the AMC Preferred Equity Units, could dilute the voting power of the Common Stockholders and adversely affect the market value of our Common Stock and AMC Preferred Equity Units.

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

In addition, the issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our Common Stock and AMC Preferred Equity Units by making an investment in the Common Stock or AMC Preferred Equity Units less attractive. For example, investors may not wish to purchase Common Stock or AMC Preferred Equity Units at a price above the conversion price of a series of convertible preferred stock because the holders of the preferred stock would effectively be entitled to purchase Common Stock or AMC Preferred Equity Units at the lower conversion price causing economic dilution to the holders of Common Stock and AMC Preferred Equity Units.

Increases in market interest rates may cause potential investors to seek higher returns and therefore reduce demand for our Common Stock and our AMC Preferred Equity Units, which could result in a decline in the market price of our Common Stock and our AMC Preferred Equity Units.

One of the factors that may influence the price of our Common Stock and our AMC Preferred Equity Units is the return on our Common Stock and our AMC Preferred Equity Units (i.e., the amount of distributions or price appreciation as a percentage of the price of our Common Stock and AMC Preferred Equity Units) relative to market interest rates. An increase in market interest rates may lead prospective purchasers of our Common Stock and our AMC Preferred Equity Units to expect a return, which we may be unable or choose not to provide. Further, higher interest rates would likely increase our borrowing costs and potentially decrease available cash. Thus, higher market interest rates could cause the market prices of our Common Stock and our AMC Preferred Equity Units to decline.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table sets forth the general character and ownership classification of our theatre circuit, excluding non-consolidated joint ventures and managed theatres, as of December 31, 2022:

Property Holding Classification	Theatres	Screens
Owned	41	388
Leased	824	9,686
Total	865	10,074

We lease our corporate headquarters in Leawood, Kansas. We believe our facilities are currently adequate for our operations.

Please refer to Narrative Description of Business under Part I, Item 1 of this Annual Report on Form 10-K for the geographic locations of our Theatrical Exhibition circuit as of December 31, 2022. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common equity consists of Class A common stock. Our Class A common stock has traded on the New York Stock Exchange (the “NYSE”) since December 18, 2013 under the symbol “AMC.” There was no established public trading market for our Class B common stock and on February 1, 2021, all outstanding Class B common stock was converted to Class A common stock, which resulted in the retirement of Class B common stock.

Additionally, we also have depositary shares of Preferred Stock in the form of AMC Preferred Equity Units that trade on the NYSE under the symbol “APE” since August 22, 2022.

Holders of Shares

On February 22, 2023, approximately 6.5 million shares of our Class A common stock and approximately 204.7 million shares of our AMC Preferred Equity Units were directly registered with our transfer agent by 16,672 and 14,798 shareholders, respectively.

Dividend Policy

Since April 24, 2020, we have been prohibited from making dividend payments in accordance with the covenant suspension conditions in our Credit Agreement (as defined in Note 8—Corporate Borrowings and Finance Lease Liabilities to the Consolidated Financial Statements included in Part II, Item 8 thereof). The payment of future dividends after expiration of our covenant suspension conditions (for further information see Notes 8—Corporate Borrowings and Finance Lease Liabilities to the Consolidated Financial Statements included in Part II, Item 8 on this Annual Report on Form 10-K) is subject to our Board of Directors’ discretion and dependent on many considerations, including limitations imposed by covenants in the agreements governing our indebtedness, operating results, capital requirements, strategic considerations and other factors.

We will only be able to pay dividends from our available cash on hand and funds received from our subsidiaries. Their ability to make any payments to us will depend upon many factors, including our operating results, cash flows and the terms of the Credit Agreement and the indentures governing our debt securities. The declaration and payment of any future dividends will be at the sole discretion of our Board of Directors after taking into account various factors, including legal requirements, our subsidiaries’ ability to make payments to us, our financial condition, operating results, cash flow from operating activities, available cash and current and anticipated cash needs. See the Liquidity and Capital Resources section of Item 7 of Part II thereof for further information regarding the dividend restrictions.

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

The following stock performance graph compares, for the period December 31, 2017 through December 31, 2022, the cumulative total stockholder returns for AMC’s Common Stock, the Standard & Poor’s Corporation Composite 500 Index and a self-determined peer group consisting of Cinemark Holdings, Inc. (CNK) and IMAX Corporation (IMAX). Measurement points are the last trading day for each month ended December 31, 2017 through December 31, 2022. The graph assumes that $100.00 was invested on December 31, 2017 in our Common Stock and in our peer group and in the Standard & Poor’s Corporation Composite 500 Index and assumes reinvestment of any dividends.

The stock price performance below is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among AMC Entertainment Holdings, Inc., the S&P 500 Index, and a Peer Group

*$100 invested on December 31, 2017 in stock or in index, including reinvestment of dividends.

Historical AMC share prices were adjusted by Refinitiv to reflect the impact of the Special Dividend paid on August 19, 2022

Fiscal year ended December 31.

Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/17	3/18	6/18	9/18	12/18
AMC Entertainment Holdings, Inc.	100.00	95.13	110.27	175.30	107.40
S&P 500	100.00	99.24	102.65	110.56	95.62
Peer Group	100.00	101.98	99.97	115.05	97.71

		3/19	6/19	9/19	12/19
AMC Entertainment Holdings, Inc.		132.75	85.93	101.34	71.30
S&P 500		108.67	113.34	115.27	125.72
Peer Group		111.05	99.94	107.34	95.38

		3/20	6/20	9/20	12/20
AMC Entertainment Holdings, Inc.		31.45	42.70	46.88	21.10
S&P 500		101.08	121.85	132.73	148.85
Peer Group		31.96	37.29	34.73	57.43

	3/21	6/21	9/21	12/21
AMC Entertainment Holdings, Inc.	101.63	564.18	378.84	270.74
S&P 500	158.04	171.56	172.55	191.58
Peer Group	66.21	71.08	62.38	54.41

	3/22	6/22	9/22	12/22
AMC Entertainment Holdings, Inc.	245.26	134.87	112.93	65.95
S&P 500	182.77	153.34	145.86	156.89
Peer Group	58.12	50.98	41.62	34.49

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

Overview

AMC is the world’s largest theatrical exhibition company and an industry leader in innovation and operational excellence. As of December 31, 2022 we operated in 12 countries, throughout the United States, Europe, and the Middle East.

Our theatrical exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs® customer loyalty program, rental of theatre auditoriums, income from gift card and exchange ticket sales, and online ticketing fees. As of December 31, 2022, we owned, operated or had interests in 940 theatres and 10,474 screens.

Temporarily Suspended or Limited Operations

During the first quarter of 2020, we temporarily suspended theatre operations in our U.S. markets and International markets in compliance with local, state, and federal governmental restrictions and recommendations on social gatherings to prevent the spread of COVID-19 and as a precaution to help ensure the health and safety of our guests and theatre staff. As of March 17, 2020, all of our United States and International theatre operations were temporarily suspended. We resumed limited operations in the International markets in early June 2020 and limited operations in the U.S. markets in late August 2020. A COVID-19 resurgence during the fourth quarter of 2020 resulted in additional local, state, and federal governmental restrictions and many previously reopened theatres in International markets temporarily suspended operations again. The following table summarizes theatre operations for the Company in 2021:

	As of	As of	As of	As of
	January 1,	March 31,	June 30,	September 30,
Theatre Operations:	2021	2021	2021	2021
Percentage of theatres operated - Domestic	66.8%	99.2%	99.8%	99.8%
Percentage of theatres operated - International	30.3%	27.3%	94.9%	99.2%
Percentage of theatres operated - Consolidated	52.9%	72.2%	98.0%	99.6%

During the year ended December 31, 2022, the Company operated essentially 100% of all its U.S. and International theatres. As of December 31, 2022 and 2021, there were no restrictions on operations in any of the U.S. or International theatres.

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

The North American and International industry box office have been significantly impacted by the COVID-19 pandemic. As a result, film distributors have postponed new film theatrical releases and/or shortened the period of theatrical exclusivity (the “window”) and reduced the number of theatrically released motion pictures. Theatrical releases may continue to be postponed and windows shortened while the box office suffers from COVID-19 impacts. As a result of the reduction in theatrical film releases, we have licensed and exhibited a larger number of previously released films that have lower film rental terms. We have made adjustments to theatre operating hours to align screen availability and associated theatre operating costs with attendance levels for each theatre.

During the year ended December 31, 2022, films licensed from our seven largest movie studio distributors based on revenues accounted for approximately 88% of our U.S. admissions revenues, which consisted of Universal, Disney, Paramount, Warner Bros., Sony, 20th Century Studios, and Lionsgate. In Europe, approximately 73% of our box office revenue came from films attributed to our four largest distributor groups; which consisted of Disney, Universal, Warner Bros, and Paramount. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor’s films in any given year.

Movie Screens

The following table provides detail with respect to digital delivery, 3D enabled projection, large screen formats, such as IMAX® and our proprietary Dolby Cinema™, other Premium Large Format (“PLF”) screens, enhanced food and beverage offerings and our premium seating as deployed throughout our circuit:

	U.S. Markets		International Markets
	Number of Screens	Number of Screens	Number of Screens	Number of Screens
	As of	As of	As of	As of
Format	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
IMAX®	186	186	35	38
Dolby CinemaTM	156	154	9	8
Other Premium Large Format ("PLF")	57	56	83	77
Dine-in theatres	684	729	13	13
Premium seating	3,503	3,395	621	572

As of December 31, 2022, AMC was the largest IMAX® exhibitor in the U.S. with a 55% market share. Each one of our IMAX® local installations is protected by geographic exclusivity, and as of December 31, 2022, our IMAX® screen count was 96% greater than our closest competitor. Additionally, as of December 31, 2022, our per screen grosses were 22% higher than our closest competition. We also operate 35 IMAX® screens in International markets. As part of our long-term growth strategy, we expect to continue to expand our IMAX® relationship across the U.S. and Europe, further strengthening our position as the largest IMAX® exhibitor in the U.S. and a leading IMAX® exhibitor in the United Kingdom and Europe. During the year ended December 31, 2022, we closed three IMAX screens in Europe.

As of December 31, 2022, we operated 156 Dolby Cinema™ at AMC auditoriums in the U.S. and nine Dolby Cinema™ Auditoriums in the International markets. We expect to expand the deployment of our innovative Dolby Cinema™ auditoriums in both our U.S. and International markets as part of our long-term growth strategy.

We also offer our private label PLF experience at many of our locations, with superior sight and sound technology and enhanced seating as contrasted with our traditional auditoriums. These proprietary PLF auditoriums offer an enhanced theatrical experience for movie-goers beyond our current core theatres, at a lower price premium than IMAX® and/or Dolby Cinema™. Therefore, it may be especially relevant in smaller or more price-sensitive markets. As of December 31, 2022, we operated 57 screens under proprietary PLF brand names in the U.S. markets and 83 in the International markets.

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

As of December 31, 2022, in our U.S. markets we featured recliner seating in approximately 361 U.S. theatres, including Dine-In Theatres, totaling approximately 3,503 screens and representing 45.8% of total U.S. screens. In our International markets, as of December 31, 2022, we had recliner seating in approximately 96 International theatres, totaling approximately 621 screens and representing 22.0% of total International screens.

Open-source internet ticketing makes our AMC seats (approximately 1.0 million as of December 31, 2022) in all our U.S. theatres and auditoriums for all our showtimes as available as possible, on as many websites as possible. Our tickets are currently on sale either directly or through mobile apps, at our own website and our mobile apps and other third-party ticketing vendors. For the year ended December 31, 2022, approximately 66% of our tickets were purchased online in the U.S., with approximately 81% of total online tickets being purchased through AMC’s website or mobile app.

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

We currently operate 49 Dine-In Theatres in the U.S. and three Dine-In Theatres in Europe that deliver chef-inspired menus with seat-side or delivery service to luxury recliners with tables. Our recent Dine-In Theatre concepts are designed to capitalize on the latest food service trend, the fast and casual eating experience.

Our MacGuffins Bar and Lounges (“MacGuffins”) give us an opportunity to engage our legal age customers. As of December 31, 2022, we offer alcohol in approximately 357 AMC theatres in the U.S. markets and 236 theatres in our International markets and continue to explore expansion globally.

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

As of December 31, 2022, we had approximately 28,200,000 member households enrolled in AMC Stubs® A-List, AMC Stubs Premiere™ and AMC Stubs Insider™ programs, combined. Our AMC Stubs® members represented approximately 43% of AMC U.S. markets attendance during the year ended December 31, 2022. Our large database of identified movie-goers also provides us with additional insight into our customers’ movie preferences. This enables us to have a larger, more personalized and targeted marketing effort.

In our International markets, we currently have loyalty programs in the major territories in which we operate. The movie-goers can earn points for spending money at the theatre, and those points can be redeemed for tickets and concession items at a later date. We currently have more than 14,400,000 members in our various International loyalty programs.

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

Significant Transactions

Equity Distribution Agreement. On September 26, 2022, we entered into an equity agreement (the “Equity Distribution Agreement”) with Citigroup Global Markets Inc., as a sales agent (“Sales Agent”), to sell up to 425.0 million shares of our AMC Preferred Equity Units, from time to time, through an “at-the-market” offering program (the “Offering”). Subject to terms and conditions of the Equity Distribution Agreement, the Sales Agent will use reasonable efforts consistent with their normal trading and sales practices, applicable law and regulations, and the rules of the NYSE to sell the AMC Preferred Equity Units from time to time based upon our instructions for the sales, including any price, time or size limits specified by us. We intend to use the net proceeds, if any, from the sale of AMC Preferred Equity Units pursuant to the Equity Distribution Agreement to repay, refinance, redeem or repurchase our existing indebtedness (including expenses, accrued interest and premium, if any) and otherwise for general corporate purposes.

We raised gross proceeds of approximately $228.8 million during the year ended December 31, 2022, through its at-the-market offering of approximately 207.7 million shares of its AMC Preferred Equity Units and paid fees to the sales agent and incurred other third-party issuance costs of approximately $5.7 million and $5.5 million, respectively. See Note 16—Subsequent Events for information about additional AMC Preferred Equity Unit issuances.

AMC Preferred Equity Units. On August 4, 2022, we announced that the Board of Directors declared a special dividend of one AMC Preferred Unit for each share of Class A common stock outstanding at the close of business on August 15, 2022, the record date. The dividend was paid at the close of business on August 19, 2022 to investors who held Class A common stock as of August 22, 2022, the ex-dividend date.

Each AMC Preferred Equity Unit is a depositary share and represents an interest in one one-hundredth (1/100th) of a share of Series A Convertible Participating Preferred Stock evidenced by a depositary receipt pursuant to a deposit agreement. We have 50,000,000 Preferred Stock shares authorized, 10,000,000 of which have currently been allocated and 7,245,872 have been issued under the depositary agreement as Series A Convertible Participating Preferred Stock, leaving 40,000,000 unallocated Preferred Stock shares. Each AMC Preferred Equity Unit is designed to have the same economic and voting rights as a share of Class A common stock. Trading of the AMC Preferred Equity Units on the NYSE began on August 22, 2022 under the ticker symbol “APE”. Due to the characteristics of the AMC Preferred Equity Units, the special dividend had the effect of a stock split pursuant to ASC 505-20-25-4. Accordingly, all references to made to share, per share, or common share amounts in the accompanying consolidated financial statements and applicable disclosures include Class A common stock and AMC Preferred Equity Units and have been retroactively adjusted to reflect the effects of the special dividend as a stock split. See Note 9—Stockholders’ Equity and Note 15—Loss Per Share in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further information.

Investment in Hycroft. On March 14, 2022, we purchased 23.4 million units of Hycroft Mining Holding Corporation (NASDAQ: HYMC) (“Hycroft”) for $27.9 million, with each unit consisting of one common share of Hycroft and one common share purchase warrant. The units were priced at $1.193 per unit. Each warrant is exercisable for one common share of Hycroft at a price of $1.068 per share over a 5-year term through March 2027. We account for the common shares of Hycroft under the equity method and we have elected the fair value option in accordance with ASC 825-10. We account for the warrants as derivatives in accordance with ASC 815. Accordingly, the fair value of the investments in Hycroft are remeasured at each subsequent reporting period and unrealized gains and losses are reported in investment income. During the year ended December 31, 2022, the Company recorded unrealized losses related to the investment in Hycroft of $6.3 million in investment expense (income), respectively. See Note 12—Fair Value Measurements in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further information.

First Lien Senior Secured Notes due 2029. On February 14, 2022, we issued $950.0 million aggregate principal amount of our 7.5% First Lien Senior Secured Notes due 2029 (“First Lien Notes due 2029”). We used the net proceeds from the sale of the notes, and cash on hand, to fund the full redemption of the $500 million aggregate principal amount of the First Lien Notes due 2025, the $300 million aggregate principal amount of the First Lien Notes due 2026, and $73.5 million aggregate principal amount of the First Lien Toggle notes due 2026 and to pay related accrued interest, fees, costs, premiums and expenses. We recorded a loss on debt extinguishment related to this transaction of $135.0 million in other expense in 2022.

Debt Repurchases. During the year ended December 31, 2022, we repurchased $118.3 million aggregate principal of the Second Lien Notes due 2026 for $68.3 million and recorded a gain on extinguishment of $75.0 million in other expense (income). Additionally, we repurchased $5.3 million aggregate principal of the Senior Subordinated Notes due 2027 for $1.6 million and recorded a gain on extinguishment of $3.7 million in other expense (income). Accrued interest of $4.5 million was paid in connection with the repurchases. These repurchases included a purchase of $15.0 million aggregate principal of the Second Lien Notes due 2026 from Antara, which subsequently became a related party on February 7, 2023, for $5.9 million and a gain on extinguishment of $12.0 million.

Odeon debt refinancing. The Odeon Term Loan Facility was set to mature on August 19, 2023. On October 20, 2022, Odeon Finco PLC, a direct subsidiary of Odeon Cinemas Group Limited (“OCGL”) and an indirect subsidiary of the Company issued $400.0 million aggregate principal amount of its 12.75% Odeon Senior Secured Notes due 2027 (“Odeon Notes due 2027”), at an issue price of 92.00%. The Odeon Notes due 2027 bear a cash interest rate of 12.75% per annum and will be payable semi-annually in arrears on May 1 and November 1, beginning on May 1, 2023. The Odeon Notes due 2027 are guaranteed on a senior secured basis by certain subsidiaries of Odeon and by Holdings on a standalone and unsecured basis. The Odeon Notes due 2027 contain covenants that limit Odeon and certain subsidiaries’ ability to, among other things: (i) incur additional indebtedness or guarantee indebtedness; (ii) create liens; (iii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iv) make investments; (v) enter into transaction with affiliates; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of their respective assets; and (vii) impair the security interest in the collateral. These covenants are subject to a number of important limitations and exceptions. We used the $363.0 million net proceeds from the Odeon Notes due 2027 and $146.7 million of existing cash to fund the payment in full of the £147.6 million ($167.7) million and €312.2 million ($308.9) million aggregate principal amounts of the Odeon Term Loan Facility and to pay related accrued interest, fees, costs, premiums and expenses. We recorded a loss on debt extinguishment related to this transaction of $36.5 million in other expense in 2022.

Share issuances. During the years ended December 31, 2022, December 31, 2021 and December 31, 2020, we entered into various equity distribution agreements with sales agents to sell shares of our Class A common stock (“Common Stock”) and AMC Preferred Equity Units, from time to time, through “at-the-market” offering programs. Subject to the terms and conditions of the equity distribution agreements, the sales agents will use reasonable efforts consistent with their normal trading and sales practices, applicable law and regulations, and the rules of the NYSE to sell the Common Stock and AMC Preferred Equity Units from time to time based upon the Company’s instructions for the sales, including any price, time or size limits specified by the Company. The Company intends to use the net proceeds, from the sale of Common Stock and AMC Preferred Equity Units pursuant to the equity distribution agreements to repay, refinance, redeem or repurchase the Company’s existing indebtedness (including expenses, accrued interest and premium, if any), capital expenditures and otherwise for general corporate purposes.

During the years ended December 31, 2022, December 31, 2021 and December 31, 2020, we paid fees to the sales agents of approximately $5.7 million, $40.3 million and $8.1 million, respectively. During the year ended December 31, 2021, we paid other fees of $0.8 million.

The gross proceeds raised from the “at-the-market” sale of Common Stock and AMC Preferred Equity Units during the years ended December 31, 2022, December 31, 2021 and December 31, 2020, are summarized in the table below:

"At-the-market" Equity Distribution Agreement Dates	Sales Agents	Number of Class A common stock shares sold (in millions)	Number of AMC Preferred Equity Units sold (in millions)	Gross Proceeds (in millions)
September 24, 2020	Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC	15.0	15.0	$56.1
October 20, 2020	Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC	15.0	15.0	41.6
November 10, 2020	Goldman Sachs & Co. LLC and B. Riley Securities, Inc.	20.0	20.0	61.4
December 11, 2020	Goldman Sachs & Co. LLC and B. Riley Securities, Inc. (1)	40.93	40.93	113.7
	Total year ended December 31, 2020	90.93	90.93	$272.8
December 11, 2020	Goldman Sachs & Co. LLC and B. Riley Securities, Inc. (1)	137.07	137.07	352.6
January 25, 2021	Goldman Sachs & Co. LLC and B. Riley Securities, Inc.	50.0	50.0	244.3
April 27, 2021	Goldman Sachs & Co. LLC, B. Riley Securities, Inc. and Citigroup Global Markets Inc. (2)	43.0	43.0	427.5
June 3, 2021	B. Riley Securities, Inc. and Citigroup Global Markets Inc.	11.55	11.55	587.4
	Total year ended December 31, 2021	241.62	241.62	$1,611.8
September 26, 2022	Citigroup Global Markets Inc.	-	207.75	228.8
	Total year ended December 31, 2022	-	207.75	$228.8
(1)	On December 11, 2020, the Company entered into an equity distribution agreement with Goldman Sachs & Co. LLC and B. Riley Securities, Inc., as sales agents to sell up to 178.0 million shares of the Company’s Common Stock and 178.0 million AMC Preferred Equity Units, of which approximately 40.93 million shares of Common Stock and 40.93 shares of AMC Preferred Equity Units were sold and settled during December 2020 and approximately 137.07 million shares of Common Stock and 137.07 million shares of AMC Preferred Equity Units were sold and settled during the year ended December 31, 2021.
(2)	Included in the Common Stock shares and AMC Preferred Equity Unit shares sold of 43.0 million each was the reissuance of treasury stock shares of approximately 3.7 million shares. Upon the sales of treasury stock, the Company reclassified amounts recorded in treasury stock to additional paid-in capital of $37.1 million and loss of $19.3 million to retained earnings during the year ended December 31, 2021.

Common Stock issuance to Mudrick. On June 1, 2021, we issued to Mudrick 8.5 million shares of our Common Stock and 8.5 million shares of our AMC Preferred Equity Units and raised gross proceeds of $230.5 million and paid fees of approximately $0.1 million related to this transaction. We issued the shares in reliance on an exemption from registration provided by section 4(a)(2) of the Securities Act of 1933. We intend to use the proceeds from the share sale primarily for the pursuit of value creating acquisitions of theatre assets and leases, as well as investments to enhance the consumer appeal of our theatres. In addition, with these funds, we intend to continue exploring deleveraging opportunities.

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

Exchange Offers. On July 31, 2020, we closed our previously announced Exchange Offer for our Existing Senior Subordinated Notes for new Second Lien Notes due 2026 and reduced the principal amount of the Company’s total debt by approximately $555 million, which represented approximately 23.9% of the previously outstanding amount of the Company’s subordinated notes. We raised $300 million in additional cash from the issuance of First Lien Notes due 2026, prior to deducting discounts of $30.0 million and deferred financing costs paid to lenders of $6.0 million. Additionally, certain holders of the Company’s Existing Senior Subordinated Notes that agreed to backstop the offering of $200 million of the Company’s First Lien Notes due 2026 received five million common shares, or 4.6% of AMC’s outstanding shares on July 31, 2020, worth $20.2 million at the market closing price on July 31, 2020 and five million shares of AMC Preferred Equity Units. The closing of the Exchange Offer also allowed us to extend maturities on approximately $1.7 billion of debt to 2026, most of which was maturing in 2024 and 2025 previously. Interest due for the coming 12 to 18 months on the Second Lien Notes due 2026 is expected to be paid all or in part on an in-kind basis, thereby generating a further near-term cash savings for us of between approximately $120 million and $180 million. See Note 8—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof for further information.

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

Selected Financial Data

	Year Ended
	December 31,
(In millions, except operating data)	2022	2021	2020	2019	2018
Statement of Operations Data:
Revenues:
Admissions	$2,201.4	$1,394.2	$712.1	$3,301.3	$3,385.0
Food and beverage	1,313.7	857.3	362.4	1,719.6	1,671.5
Other revenue	396.3	276.4	167.9	450.1	404.3
Total revenues	3,911.4	2,527.9	1,242.4	5,471.0	5,460.8
Operating Costs and Expenses:
Film exhibition costs	1,051.7	607.7	322.7	1,699.1	1,710.2
Food and beverage costs	228.6	137.9	88.8	278.7	270.9
Operating expense, excluding depreciation and amortization below	1,528.4	1,141.8	856.0	1,686.6	1,654.7
Rent	886.2	828.0	884.1	967.8	797.8
General and administrative:
Merger, acquisition and other costs(1)	2.1	13.7	24.6	15.5	31.3
Other, excluding depreciation and amortization below	207.6	226.6	156.7	153.0	179.3
Depreciation and amortization	396.0	425.0	498.3	450.0	537.8
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill(2)	133.1	77.2	2,513.9	84.3	13.8
Operating costs and expenses	4,433.7	3,457.9	5,345.1	5,335.0	5,195.8
Operating income (loss)	(522.3)	(930.0)	(4,102.7)	136.0	265.0
Other expense (income)(3)	53.6	(87.9)	28.9	13.4	(108.1)
Interest expense:
Corporate borrowings	336.4	414.9	311.0	292.8	262.3
Capital and financing lease obligations	4.1	5.2	5.9	7.6	38.5
Non-cash NCM exhibitor services agreement(4)	38.2	38.0	40.0	40.4	41.5
Equity in (earnings) losses of non-consolidated entities(5)	1.6	(11.0)	30.9	(30.6)	(86.7)
Investment expense (income)(6)	14.9	(9.2)	10.1	(16.0)	(6.2)
Earnings (loss) before income taxes	(971.1)	(1,280.0)	(4,529.5)	(171.6)	123.7
Income tax provision (benefit)(7)	2.5	(10.2)	59.9	(22.5)	13.6
Net earnings (loss)	(973.6)	(1,269.8)	(4,589.4)	(149.1)	110.1
Less: Net loss attributable to noncontrolling interests	—	(0.7)	(0.3)	—	—
Net earnings (loss) attributable to AMC Entertainment Holdings, Inc.	$(973.6)	$(1,269.1)	$(4,589.1)	$(149.1)	$110.1
Earnings (loss) per share attributable to AMC Entertainment Holdings, Inc.'s common stockholders:
Basic	$(0.93)	$(1.33)	$(19.58)	$(0.72)	$0.46
Diluted	$(0.93)	$(1.33)	$(19.58)	$(0.72)	$0.21
Average shares outstanding
Basic (in thousands)	1,047,689	954,820	234,424	207,664	241,242
Diluted (in thousands)	1,047,689	954,820	234,424	207,664	260,210
Dividends declared per basic and diluted common share	$0.00	$0.00	$0.02	$0.40	$1.18

	Year Ended
	December 31,
(In millions, except operating data)	2022	2021	2020	2019	2018
Balance Sheet Data (at period end):
Cash and cash equivalents	$631.5	$1,592.5	$308.3	$265.0	$313.3
Corporate borrowings	5,140.8	5,428.0	5,715.8	4,753.4	4,723.0
Other long-term liabilities(8)	105.1	165.0	241.3	195.9	963.1
Capital and financing lease obligations	58.8	72.7	96.0	99.9	560.2
AMC Entertainment Holdings, Inc.'s stockholder’s equity (deficit)	(2,624.5)	(1,789.5)	(2,885.1)	1,214.2	1,397.6
Total assets	9,135.6	10,821.5	10,276.4	13,675.8	9,495.8
Other Data:
Net cash provided by (used in) operating activities	$(628.5)	$(614.1)	$(1,129.5)	$579.0	$523.2
Capital expenditures	(202.0)	(92.4)	(173.8)	(518.1)	(576.3)
Screen additions	51	82	63	85	89
Screen acquisitions	157	140	14	70	39
Screen dispositions	323	166	593	210	211
Construction openings (closures), net	27	(37)	18	5	5
Average screens—continuing operations(9)	10,118	8,998	5,049	10,669	10,696
Number of screens operated	10,474	10,448	6,048	11,041	11,091
Number of theatres operated	940	930	503	1,004	1,006
Total number of circuit screens	10,474	10,562	10,543	11,041	11,091
Total number of circuit theatres	940	946	950	1,004	1,006
Screens per theatre	11.1	11.2	11.1	11.0	11.0
Attendance (in thousands)—continuing operations(9)	200,965	128,547	75,190	356,443	358,901
(1)	During the year ended December 31, 2022, expenses were primarily related to legal and professional costs related to strategic contingent planning. During the year ended December 31, 2021, expenses were primarily due to bonus expense and stock-based compensation expense. During the year ended December 31, 2020, expenses were primarily due to legal and professional costs related to strategic contingent planning. During the year ended December 31, 2019, expenses were primarily due to organizational design including one-time severance and outplacement costs of $9.8 million and acquisitions and divestitures including entity simplification costs of $4.0 million. The year ended December 31, 2018 includes the write-off of $8.0 million of deferred costs related to an Odeon proposed public offering and $6.3 million of expense related to an arbitration ruling on a pre-acquisition date rent dispute for Odeon.
(2)	During the year ended December 31, 2022, we recorded non-cash impairment charges related to our long-lived assets of $73.4 million on 68 theatres in the U.S. markets with 817 screens which were related to property, net, and operating lease right-of-use assets, net and $59.7 million on 53 theatres in the International markets with 456 screens which were related to property, net and operating lease right-of-use assets, net. During the year ended December 31, 2021, we recorded non-cash impairment charges related to our long-lived assets of $61.3 million on 77 theatres in the U.S. markets with 805 screens which were related to property, net, operating lease right-of-use assets, net and other long-term assets and $15.9 million on 14 theatres in the International markets with 118 screens which were related to property, net and operating lease right-of-use assets, net. During the year ended December 31, 2020, we recorded goodwill non-cash impairment of $1,276.1 million and $1,030.3 million related to the enterprise fair values of the Domestic Theatres and International Theatres reporting units, respectively. During the year ended December 31, 2020, we recorded non-cash impairment charges related to our long-lived assets of $152.5 million on 101 theatres in the U.S. markets with 1,139 screens and $25.4 million on 37 theatres in the International markets with 340 screens and recorded impairment charges related to indefinite-lived intangible assets of $12.5 million and $2.7 million related to the Odeon and Nordic trade names, respectively, in the International markets. We also recorded non-cash impairment charges of $14.4 million for our definite-lived intangible assets in the Domestic Theatres reporting unit during the year ended December 31, 2020. During the year ended December 31, 2019, we recorded non-cash impairment of long-lived assets of $84.3 million on 40 theatres in the U.S. markets with 512 screens, 14 theatres in the International markets with 148 screens, and a U.S. property held and not used. During the fourth quarter of 2018, we recorded non-cash impairment losses of $13.8 million on 13 theatres in the U.S. markets with 150 screens and on 15 theatres in the International markets with 118 screens.
(3)	Other expense for the year ended December 31, 2022 was primarily due to a loss on extinguishment of debt of $135.0 million related to the full redemption of the $500 million aggregate principal amount of the First

Lien Notes due 2025, the $300 million aggregate principal amount of the First Lien Notes due 2026, and the $73.5 million aggregate principal amount of the First Lien Toggle Notes due 2026 and a loss on extinguishment of debt of $36.5 million related to the full redemption of the £147.6 million and €312.2 million ($476.6 million) aggregate principal amount of the Odeon Term Loan due 2023, partially offset by a gain on extinguishment of debt of $(75.0) million related to the redemption of $118.3 million of aggregate principal amount of the Second Lien Notes due 2026, a gain on extinguishment of debt of $(3.7) million related to the redemption of $5.3 million aggregate principal amount of Senior Subordinated Notes due 2027, $(25.8) million in government assistance related to COVID-19 and $(12.3) million in foreign currency transaction gains. Other income for the year ended December 31, 2021 was primarily due to $87.1 million in government assistance related to COVID-19. Other expense (income) for the year ended December 31, 2020 included a loss of $109.0 million related to the fair value adjustments of the derivative liability and derivative asset for our Convertible Notes, financing fees related to the Exchange Offer of $39.3 million, and credit losses related to contingent lease guarantees of $15.0 million, partially offset by a gain on extinguishment of the Second Lien Notes due 2026 of $93.6 million and financing related foreign currency transaction losses. Other expense of $13.4 million during the year ended December 31, 2019 was primarily due to $16.6 million of expense related to the repayment of indebtedness, foreign currency transaction losses of $1.5 million, non-operating net periodic benefit cost of $1.2 million, and the decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $17.7 million, partially offset by decrease in fair value of our derivative liability for the embedded conversion feature in our Convertible Notes of $23.5 million. During the year ended December 31, 2018, other income of $108.1 million is primarily due to $66.4 million of income for the decrease in the fair value of the derivative liability related to the embedded conversion feature for the Convertible Notes and $45.0 million of income for the increase in fair value of the derivative asset related to the contingent call option for the cancellation of additional shares of Class B common stock in the Stock Purchase and Cancellation Agreement with Wanda. See Note 8—Corporate Borrowings and Finance Lease Liabilities in the Notes to Consolidated Financial Statements under Part II, Item 8 thereof, for further information regarding the derivative liability related to the embedded conversion feature, the call option for the cancellation of additional shares of Class B common stock.
(4)	Non-cash NCM exhibitor services agreement includes a significant financing component due to the significant length of time between receiving the non-cash consideration and fulfilling the performance obligation. We received the non-cash consideration in the form of common membership units from NCM, in exchange for rights to exclusive access to our theatre screens and attendees through February 2037. Upon adoption of ASC 606 in year 2018, our advertising revenues have significantly increased with a similar offsetting increase in non-cash interest expense.
(5)	Equity in (earnings) loss of non-consolidated entities was primarily due to equity in loss from Saudi Cinema Company, LLC, partially offset by equity in earnings from DCIP and AC JV for the year ended December 31, 2022. Equity in (earnings) loss of non-consolidated entities was primarily due to equity in earnings from DCIP for the year ended December 31, 2021. Equity in (earnings) loss of non-consolidated entities includes impairment losses in the International markets related to equity method investments of $8.6 million during the year ended December 31, 2020. Equity in earnings for the year ended December 31, 2018 includes a $28.9 million gain on the sale of all of our remaining interest in NCM and a $30.1 million gain related to the Screenvision merger.
(6)	Investment expense during the year ended December 31, 2022 includes a decline in estimated fair value of investment in common shares of Hycroft Mining Holding Corporation of $12.5 million partially offset by $(6.2) million of appreciation in estimated fair value of our investment in warrants to purchase common shares of Hycroft Mining Holding Corporation, a $13.5 million loss on sale of our investment in NCM common units offset by interest income of $(5.9) million. Investment income during the year ended December 31, 2021 includes a gain on sale of the Baltics theatres of $5.5 million. Investment expense (income) during the year ended December 31, 2020 includes impairment losses of $15.9 million related to equity interest investments without a readily determinable fair value accounted for under the cost method in the U.S. markets. Investment expense (income) during the year ended December 31, 2019 includes a gain on the sale of our Austria theatres of $12.9 million and a loss on impairment of an investment of $3.6 million.

(7)	During the year ended December 31, 2022, income tax expense was primarily related to changes in domestic indefinite-lived deferred liabilities and taxes in Finland. During the year ended December 31, 2020, income tax expense was primarily due to the recording of international valuation allowances against deferred tax assets held in Spain of $40.1 million and Germany of $33.1 million, partially offset by income tax benefit from net losses incurred in International markets. During the year ended December 31, 2019, an international valuation allowance previously established against deferred tax assets held in Spain was released in the fourth quarter of 2019 resulting in a $41.5 million benefit to income tax expense. We estimate that we will have no liability for deemed repatriation of foreign earnings.
(8)	Other long-term liabilities exclude operating lease liabilities, which were recorded to operating lease liabilities in the consolidated balance sheets effective in year 2019 upon adoption of ASC 842, Leases.
(9)	Includes consolidated theatres only.

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

Assumptions and judgment. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. Our projections assume that attendance will continue to gradually improve from 2022 levels to the point of approaching historical levels. Our projections have considered the risks of a shortened theatrical window and direct to consumer releases although on a more limited basis. These assumptions, among others, inform the considerable amount of management judgment with respect to cash flow estimates and appropriate discount rates to be used in determining the fair value of long-lived assets.

To estimate fair value of our indefinite-lived trade names, we employed a derivation of the Income Approach known as the Royalty Savings Method. The Royalty Savings Method values an intangible asset by estimating the royalties saved through ownership of the asset.

Impact if actual results differ from assumptions. Although we believe that our estimates and judgments are reasonable, actual results may differ from these estimates, many of which fall under Level 3 within the fair value measurement hierarchy. Factors that could lead to impairment of long-lived assets include adverse industry or economic trends that would result in declines in the operating performance of our Domestic and International Theatres. Examples of adverse events or circumstances that could change include (i) limited availability of new theatrical releases; (ii) an adverse change in macroeconomic conditions; (iii) increased cost factors that have a negative effect on our earnings and cash flows and higher interest rates; and (iv) negative or overall declining financial performance compared with our actual and projected results of relevant prior periods.

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

Our Current Long-lived Asset Impairment related Estimates and Changes in those Estimates. During the year ended December 31, 2022, we recorded non-cash impairment charges related to our long-lived assets of $73.4 million on 68 theatres in the U.S. markets with 817 screens which were related to property, net and operating lease right-of-use assets, net and $59.7 million on 53 theatres in the International markets with 456 screens which were related to property, net and operating lease right-of-use assets, net. During the year ended December 31, 2021, we recorded non-cash impairment charges related to our long-lived assets of $61.3 million on 77 theatres in the U.S. markets with 805 screens which were related to property, net, operating lease right-of-use assets, net and other long-term assets and $15.9 million on 14 theatres in the International markets with 118 screens which were related to property, net and operating lease right-of-use assets, net. At December 31, 2022, related cash flows were discounted at 10.0% for the Domestic Theatres and 12.5% for the International Theatres, at December 31, 2021, related cash flows were discounted at 10.0% for Domestic Theatres and 11.5% for International Theatres.

There were no intangible asset impairment charges incurred during the years ended December 31, 2022 and December 31, 2021.

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

Assumptions and judgment. Our projections assume that attendance will continue to gradually improve from 2022 levels to the point of approaching historical levels. Our projections have considered the risks of a shortened theatrical window and direct to consumer releases, although on a more limited basis. These assumptions, among others, inform the considerable amount of management judgment with respect to cash flow estimates and appropriate discount rates to be used in determining the fair value of our reporting units. Other factors that could lead to impairment of our goodwill include adverse industry or economic trends, declines in the market price of our Common Stock and AMC Preferred Equity Units and our debt instruments, all of which we utilize in establishing the estimates underlying these values. There is considerable management judgment with respect to cash flow estimates and discount rates to be used in estimating fair value, many of which are classified as Level 3 in fair value hierarchy.

Declines in the operating performance of our Domestic and International Theatres, the fair value of our debt, and the trading price of our Common Stock and AMC Preferred Equity Units, together with small changes in other key input assumptions, and/or other events or circumstances could occur and could have a significant impact on the estimated fair values of our reporting units. Examples of adverse events or circumstances that could change include (i) the potential for political, social, or economic unrest, terrorism, hostilities, cyber-attacks or war, including the conflict between Russia and Ukraine; (ii) an adverse change in macroeconomic conditions; (iii) increased cost factors that have a negative effect on our earnings and cash flows and higher interest rates; (iv) negative or overall declining financial performance compared with our actual and projected results of relevant prior periods; (v) further declines in the fair value of our debt, and (vi) a further sustained decrease in the price of our common shares and/or our preferred equity units.

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

Our Current Goodwill Estimates and Changes in those Estimates. As further described below, we recorded impairment charges as of March 31, 2020, September 30, 2020, and December 31, 2020 due to significant decreases in our market enterprise value. Our enterprise market capitalization increased and there were no other triggering events during 2022. At our goodwill impairment annual assessment date, October 1, 2022, we performed a qualitative impairment test to evaluate whether it is more likely than not that the fair value of its two reporting units was less than their respective carrying amounts as of its annual assessment date. We concluded that it was not more likely than not that the fair value of either of our two reporting units had been reduced below their respective carrying amounts.

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

Assumptions and judgment. We have various tax filing positions with regard to the timing and amount of deductions and credits and the allocation of income among various tax jurisdictions, based on our interpretation of local tax laws. We also inventory, evaluate and measure all uncertain tax positions taken or expected to be taken on tax returns and record liabilities for the amount of such positions that may not be sustained, or may only be partially sustained, upon examination by the relevant taxing authorities.

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

Our Current Tax Estimates and Changes in those Estimates. At December 31, 2022, our federal income tax loss carryforwards were approximately $1,712.5 million, our state income tax loss carryforwards were approximately $2,293.2 million, and our foreign income tax loss carryforwards were approximately $878.5 million. Since these losses have varying degrees of carryforward periods, it requires us to estimate the amount of carryforward losses that we can reasonably be expected to realize. Future changes in conditions and in the tax code may change these strategies and thus change the amount of carry forward losses that we expect to realize and the amount of valuation allowances we have recorded. As of December 31, 2022, we had a total valuation allowance of $1,513.0 million related to the above loss carryforward and other future tax benefits for which realization is not likely to occur. Accordingly, future reported results could be materially impacted by changes in tax matters, positions, rules and estimates and these changes could be material. See Note 10—Income Taxes in the Notes to Consolidated Financial Statements under Part II, Item 8 thereof, for further information.

During the first quarter of 2020, the severe impact of the COVID-19 pandemic on operations in Germany and Spain caused us to conclude the realizability of deferred tax assets held in those jurisdictions does not meet the more likely than not standard. As such, a charge of $33.1 million and $40.1 million was recorded for Germany and Spain, respectively. At December 31, 2020, we determined that it was appropriate to record a valuation allowance on the disallowed interest carryforward in Sweden as the realizability of this deferred tax asset in this jurisdiction does not meet the more likely than not standard. As such, the overall net tax benefit on Sweden was reduced by a charge of $3.7 million. During 2021, we recorded a valuation allowance on all other deferred tax assets in Sweden, resulting in a charge of less than $1 million. With the exception of Finland, all other international jurisdictions carried valuation allowances against their deferred tax assets at the end of 2022.

On July 31, 2020, we completed our private offers to exchange our Existing Subordinated Notes for newly issued Second Lien Notes due 2026. Due to the terms of that exchange, we were required to recognize CODI for US tax purposes on the difference between the face value of debt exchanged and the fair market value of the new debt issued. We determined that we should recognize $1.2 billion of CODI for tax purposes. Further, we concluded that the level of our insolvency at July 31, 2020 exceeded the indicated amount of CODI resulting from the debt exchange, which allowed us to reduce our tax attributes rather than recognize current taxable income. As a result, $1.2 billion of our net operating losses have been eliminated due to tax attribute reduction. See Note 8—Corporate Borrowings and Finance Lease Liabilities and Note 10—Income Taxes in the Notes to Consolidated Financial Statements under Part II, Item 8 thereof, for further information.

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

Impact if actual results differ from assumptions. A 100-basis point increase in the incremental borrowing rate would have decreased total operating lease liabilities by approximately $187.7 million and a 100-basis point decrease in weighted average discount rate would have increased total operating lease liabilities by approximately $200.5 million.

Operating Results

The following table sets forth our consolidated revenues, operating costs and expenses attributable to our theatrical exhibition operations and segment operating results. Reference is made to Note 13—Operating Segments in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for additional information therein:

	U.S. Markets			International Markets			Consolidated
	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
(In millions)	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Revenues
Admissions	$1,642.2	$1,016.5	61.6%	$559.2	$377.7	48.1%	$2,201.4	$1,394.2	57.9%
Food and beverage	1,055.7	677.1	55.9%	258.0	180.2	43.2%	1,313.7	857.3	53.2%
Other theatre	263.8	182.2	44.8%	132.5	94.2	40.7%	396.3	276.4	43.4%
Total revenues	2,961.7	1,875.8	57.9%	949.7	652.1	45.6%	3,911.4	2,527.9	54.7%
Operating Costs and Expenses
Film exhibition costs	831.4	460.6	80.5%	220.3	147.1	49.8%	1,051.7	607.7	73.1%
Food and beverage costs	165.1	95.9	72.2%	63.5	42.0	51.2%	228.6	137.9	65.8%
Operating expense, excluding depreciation and amortization below	1,110.5	833.9	33.2%	417.9	307.9	35.7%	1,528.4	1,141.8	33.9%
Rent	666.5	614.2	8.5%	219.7	213.8	2.8%	886.2	828.0	7.0%
General and administrative expense:
Merger, acquisition and other costs	2.7	9.0	(70.0)%	(0.6)	4.7	* %	2.1	13.7	(84.7)%
Other, excluding depreciation and amortization below	142.4	158.4	(10.1)%	65.2	68.2	(4.4)%	207.6	226.6	(8.4)%
Depreciation and amortization	312.2	321.2	(2.8)%	83.8	103.8	(19.3)%	396.0	425.0	(6.8)%
Impairment of long-lived assets	73.4	61.3	19.7%	59.7	15.9	* %	133.1	77.2	72.4%
Operating costs and expenses	3,304.2	2,554.5	29.3%	1,129.5	903.4	25.0%	4,433.7	3,457.9	28.2%
Operating loss	(342.5)	(678.7)	(49.5)%	(179.8)	(251.3)	(28.5)%	(522.3)	(930.0)	(43.8)%
Other expense (income):
Other expense (income)	52.0	9.2	* %	1.6	(97.1)	* %	53.6	(87.9)	* %
Interest expense:
Corporate borrowings	267.3	349.2	(23.5)%	69.1	65.7	5.2%	336.4	414.9	(18.9)%
Finance lease obligations	0.4	0.7	(42.9)%	3.7	4.5	(17.8)%	4.1	5.2	(21.2)%
Non-cash NCM exhibitor service agreement	38.2	38.0	0.5%	—	—	—%	38.2	38.0	0.5%
Equity in (earnings) loss of non-consolidated entities	(4.3)	(13.7)	(68.6)%	5.9	2.7	* %	1.6	(11.0)	* %
Investment expense (income)	15.0	(3.7)	* %	(0.1)	(5.5)	(98.2)%	14.9	(9.2)	* %
Total other expense (income), net	368.6	379.7	(2.9)%	80.2	(29.7)	* %	448.8	350.0	28.2%
Net loss before income taxes	(711.1)	(1,058.4)	(32.8)%	(260.0)	(221.6)	17.3%	(971.1)	(1,280.0)	(24.1)%
Income tax provision (benefit)	0.9	(9.4)	* %	1.6	(0.8)	* %	2.5	(10.2)	* %
Net loss	(712.0)	(1,049.0)	(32.1)%	(261.6)	(220.8)	18.5%	(973.6)	(1,269.8)	(23.3)%
Less: Net loss attributable to noncontrolling interests	—	—	—%	—	(0.7)	* %	—	(0.7)	* %
Net loss attributable to AMC Entertainment Holdings, Inc.	$(712.0)	$(1,049.0)	(32.1)%	$(261.6)	$(220.1)	18.9%	$(973.6)	$(1,269.1)	(23.3)%

*Percentage change in excess of 100%.

	U.S. Markets		International Markets		Consolidated
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2022	2021	2022	2021	2022	2021
Operating Data:
Screen additions	12	34	39	48	51	82
Screen acquisitions	132	134	25	6	157	140
Screen dispositions	256	66	67	100	323	166
Construction openings (closures), net	5	(15)	22	(22)	27	(37)
Average screens(1)	7,635	7,341	2,483	1,657	10,118	8,998
Number of screens operated	7,648	7,755	2,826	2,693	10,474	10,448
Number of theatres operated	586	593	354	337	940	930
Total number of circuit screens	7,648	7,755	2,826	2,807	10,474	10,562
Total number of circuit theatres	586	593	354	353	940	946
Screens per theatre	13.1	13.1	8.0	8.0	11.1	11.2
Attendance (in thousands)(1)	141,376	91,102	59,589	37,445	200,965	128,547
(1)	Includes consolidated theatres only and excludes screens offline due to construction and temporary suspension of operations as consequence of the COVID-19 pandemic.

Adjusted EBITDA

We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net earnings (loss) plus (i) income tax provision (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance and to include attributable EBITDA from equity investments in theatre operations in International markets and any cash distributions of earnings from other equity method investees. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. The preceding definition of and adjustments made to GAAP measures to determine Adjusted EBITDA are broadly consistent with Adjusted EBITDA as defined in the Company’s debt indentures.

During the year ended December 31, 2022, Adjusted EBITDA in the U.S. markets was $59.6 million compared to $(250.6) million during the year ended December 31, 2021. The year-over-year improvement was primarily due to the decreased net loss driven by an increase in attendance primarily due to the COVID-19 pandemic impact on the prior year which resulted in the temporary suspension or limited operations at our theatres, deterred customers from attending our theatres when we resumed operations, and prompted film distributors to delay or alternatively distribute films, and lifting of seat restrictions, increases in package ticket and gift card breakage, partially offset by increases in operating costs due to the increase in attendance, increases in rent expense, decreases in cash distributions from equity method investees, decreases in government assistance and increases in general and administrative expenses excluding stock-based compensation. During the year ended December 31, 2022, Adjusted EBITDA in the International markets was $(13.0) million compared to $(41.1) million during the year ended December 31, 2021. The year-over-year improvement was primarily due to the decreased net loss driven by an increase in attendance primarily due to the COVID-19 pandemic impact on the prior year and lifting of seat restrictions, partially offset by increases in operating costs due to the increase in attendance and utilities costs, decreases in government assistance, decreases in attributable EBITDA from equity investments in theatre operations and increases in rent expense. During the year ended December 31, 2022, Adjusted EBITDA in the U.S. markets and International markets was $46.6 million compared to $(291.7) million during the year ended December 31, 2021, driven by the aforementioned factors impacting Adjusted EBITDA.

The following tables set forth our Adjusted EBITDA by reportable operating segment and our reconciliation of Adjusted EBITDA:

	Year Ended
Adjusted EBITDA (In millions)	December 31, 2022	December 31, 2021
U.S. markets	$59.6	$(250.6)
International markets	(13.0)	(41.1)
Total Adjusted EBITDA (1)	$46.6	$(291.7)

	Year Ended
(In millions)	December 31, 2022	December 31, 2021
Net loss	$(973.6)	$(1,269.8)
Plus:
Income tax provision (benefit) (1)	2.5	(10.2)
Interest expense	378.7	458.1
Depreciation and amortization	396.0	425.0
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill (2)	133.1	77.2
Certain operating expense (income) (3)	8.0	0.2
Equity in (earnings) loss of non-consolidated entities (4)	1.6	(11.0)
Cash distributions from non-consolidated entities (5)	6.6	12.5
Attributable EBITDA (6)	0.4	3.7
Investment expense (income)	14.9	(9.2)
Other expense (income) (7)	80.4	(0.1)
Other non-cash rent benefit (8)	(26.6)	(24.9)
General and administrative — unallocated:
Merger, acquisition and other costs (9)	2.1	13.7
Stock-based compensation expense (10)	22.5	43.1
Adjusted EBITDA	$46.6	$(291.7)
(1)	For information regarding the income tax provision (benefit), see Note 10—Income Taxes to the Consolidated Financial Statements under Part II, Item 8 thereof.
(2)	During the year ended December 31, 2022, we recorded non-cash impairment charges related to our long-lived assets of $73.4 million on 68 theatres in the U.S. markets with 817 screens which were related to property, net and operating lease right-of-use assets, net and $59.7 million on 53 theatres in the International markets with 456 screens which were related to property, net and operating lease right-of-use assets, net.

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

(3)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens including the related accretion of interest, non-cash deferred digital equipment rent expense, and disposition of assets and other non-operating gains or losses included in operating expenses. We have excluded these items as they are non-cash in nature or are non-operating in nature.
(4)	Equity in (earnings) loss of non-consolidated entities primarily consisted of equity in loss from Saudi Cinema Company, LLC of $7.6 million, partially offset by equity in (earnings) in DCIP of $3.4 million during the year ended December 31, 2022. During the year ended December 31, 2021, equity in (earnings) loss of non-consolidated entities was primarily due to equity in (earnings) from DCIP of $12.2 million.
(5)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. We believe including cash distributions is an appropriate reflection of the contribution of these investments to our operations.
(6)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of our equity in (earnings) loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where we hold a significant market share, we believe attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. We also provide services to these theatre operators including information technology systems, certain on-screen advertising services and our gift card and package ticket program.

	Year Ended
(In millions)	December 31, 2022	December 31, 2021
Equity in (earnings) loss of non-consolidated entities	$1.6	$(11.0)
Less:
Equity in earnings of non-consolidated entities excluding International theatre joint ventures	(5.4)	(13.5)
Equity in loss of International theatre joint ventures	(7.0)	(2.5)
Income tax provision	0.1	0.3
Investment expense (income)	0.2	(0.1)
Interest expense	0.1	0.2
Impairment of long-lived assets	4.2	—
Depreciation and amortization	2.8	5.6
Other expense	—	0.2
Attributable EBITDA	$0.4	$3.7

(7)	Other expense (income) during the year ended December 31, 2022, primarily consisted of a loss on debt extinguishment of $92.8 million, partially offset by income related to the foreign currency transaction gains of $(12.3) million and contingent lease guarantees of $(0.2) million.

Other expense (income) for the year ended December 31, 2021, primarily consisted of a loss on debt extinguishment of $14.4 million and financing fees of $1.0 million, partially offset by income related to the foreign currency transaction gains of $(9.8) million and contingent lease guarantees of $(5.7) million.

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

Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net earnings (loss) as an indicator of operating performance (as determined in accordance with U.S. GAAP). Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. We have included Adjusted EBITDA because we believe it provides management and investors with additional information to measure our performance and estimate our value. Our definition of Adjusted EBITDA definition is broadly consistent with how it is defined in our debt indentures.

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

Segment Information

Our historical results of operations for the years ended December 31, 2022 and December 31, 2021 reflect the results of operations for our two Theatrical Exhibition reportable segments, U.S. markets and International markets.

Results of Operations—For the Year Ended December 31, 2022, Compared to the Year Ended December 31, 2021

Consolidated Results of Operations

Revenues. Total revenues increased $1,383.5 million, during the year ended December 31, 2022, compared to the year ended December 31, 2021. Admissions revenues increased $807.2 million, during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to an increase in attendance from 128.5 million patrons to 201.0 million patrons and a 0.9% increase in average ticket price. The increase in attendance was primarily due to the COVID-19 pandemic impact on the prior year which resulted in the temporary suspension or limited operations at our theatres in U.S. markets and International markets, deterred customers from attending our theatres when we resumed operations, and prompted film distributors to delay or alternatively distribute films. The increase in average ticket price was primarily due to strategic pricing initiatives put in place over the prior year, increases in 3D, IMAX and Premium content, partially offset by a decrease in foreign currency translation rates.

Food and beverage revenues increased $456.4 million, during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to the increase in attendance, partially offset by the decrease in food and beverage per patron. Food and beverage per patron decreased 1.9% from $6.67 to $6.54 due primarily to the decline in foreign currency translation rates.

Total other theatre revenues increased $119.9 million, during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to increases in ticket fees, income from gift cards and package tickets and screen and other advertising due to the increase in attendance, partially offset by the decrease in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased $975.8 million, during the year ended December 31, 2022, compared to the year ended December 31, 2021. Film exhibition costs increased $444.0 million, during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to the increase in attendance. As a percentage of admissions revenues, film exhibition costs were 47.8% for the year ended December 31, 2022, compared to 43.6% for the year ended December 31, 2021. The increase in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the current year, which typically results in higher film exhibition costs. Additionally, lower film exhibition costs were paid on films with shorter exclusive theatrical windows in the prior year.

Food and beverage costs increased $90.7 million, during the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 17.4% for the year ended December 31, 2022, compared to 16.1% for the year ended December 31, 2021.

As a percentage of revenues, operating expense was 39.1% for the year ended December 31, 2022, compared to 45.2% for the year ended December 31, 2021 due to the very low levels of attendance in the prior year. Rent expense increased 7.0%, or $58.2 million, during the year ended December 31, 2022, compared to the year ended December 31, 2021, due primarily to cash rent abatements from landlords in the prior year and the opening of new theatres, partially offset by theatre closures and the decrease in foreign currency translation rates. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for further information on the impact of COVID-19 on leases and rent obligations of approximately $157.2 million that have been deferred to future years as of December 31, 2022.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $2.1 million during the year ended December 31, 2022, compared to $13.7 million during the year ended December 31, 2021, primarily due to higher legal and professional costs related to strategic contingent planning in the prior year.

Other. Other general and administrative expense decreased 8.4% or $19.0 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, due primarily to a $20.6 million decrease in expense for stock-based compensation expense due primarily to lower expectations for performance based vesting and lower expense for SPSU’s that fully vested in 2021 and the decrease in foreign currency translation rates.

Depreciation and amortization. Depreciation and amortization decreased 6.8% or $29.0 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to lower depreciation expense on theatres impaired during years ended December 31, 2020 and December 31, 2021 and the decrease in foreign currency translation rates.

Impairment of long-lived assets, definite and indefinite-lived intangible assets, and goodwill.  During the year ended December 31, 2022, we recognized non-cash impairment losses of $73.4 million on 68 theatres in the U.S. markets with 817 screens (in Alabama, Arkansas, Arizona, California, Connecticut, District of Columbia, Florida, Georgia, Iowa, Illinois, Indiana, Kentucky, Louisiana, Massachusetts, Maryland, Michigan, Minnesota, Missouri, North Carolina, North Dakota, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Utah, West Virginia, and Wisconsin) which were related to property, net and operating lease right-of-use assets, net and $59.7 million on 53 theatres in the International markets with 456 screens (in Germany, Italy, Spain, Sweden, and the UK), which were related to property, net and operating lease right-of-use assets, net.

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

Other expense (income). Other expense of $53.6 million during the year ended December 31, 2022 was primarily due to a loss on extinguishment of debt of $135.0 million related to the full redemption of the $500 million aggregate principal amount of the First Lien Notes due 2025, the $300 million aggregate principal amount of the First Lien Notes due 2026, and the $73.5 million aggregate principal amount of the First Lien Toggle Notes due 2026 and a loss on extinguishment of debt of $36.5 million related to the full redemption of the $476.6 million aggregate amount of the Odeon Term Loan due 2023, partially offset by a gain on extinguishment of debt of $(75.0) million related to the redemption of $118.2 million of aggregate principal amount of the Second Lien Notes due 2026, a gain on extinguishment of debt of $(3.7) million related to the redemption of $5.3 million aggregate principal amount of Senior Subordinated Notes due 2027, $(25.8) million in government assistance related to COVID-19 and $(12.3) million in foreign currency transaction gains. Other income of $(87.9) million during the year ended December 31, 2021 was primarily due to $(87.1) million in government assistance related to COVID-19, foreign currency transaction gains of $(9.8) million and estimated credit income of $(5.7) million related to contingent lease guarantees, partially offset by a loss on extinguishment of $14.4 million related to the redemption of $35.0 million principal amount of 15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026 and $1.0 million of financing fees related to the write-off of unamortized deferred charges. See Note 1—The Company and Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for additional information about the components of other expense (income).

Interest expense. Interest expense decreased $79.4 million to $378.7 million for the year ended December 31, 2022 compared to $458.1 million during the year ended December 31, 2021 primarily due to:

●	the extinguishment of $72.5 million of 10%/12% Cash/PIK/Toggle Second Lien Notes due 2026 in May of 2022;
●	the conversion of $600.0 million 2.95% Convertible Notes due 2026 to 44,422,860 Common Shares and 44,422,860 AMC Preferred Equity Units on January 27, 2021 that resulted in the write-off to interest expense of $70.0 million of unamortized discount and deferred charges at the date of conversion following the guidance in ASC 815-15-40-1;
●	the extinguishment of $500.0 million of 10.5% First Lien Notes due 2025 on February 14, 2022;
●	the extinguishment of $300.0 million of 10.5% First Lien Notes due 2026 on February 14, 2022;

●	the extinguishment of $73.5 million of 15%/17% Cash/PIK/Toggle Second Lien Notes due 2026 on February 14, 2022;
●	the extinguishment of $476.6 million 10.75%/11.25% Cash/PIK Term Loans due 2023 on October 20, 2022;
●	the extinguishment of $45.7 million of 10%/12% Cash/PIK/Toggle Second Lien Notes due 2026 in November and December of 2022;
●	the extinguishment of $5.25 million of 6.125% Senior Subordinated Notes due 2027 in November 2022: and
●	the decline in foreign currency translation rates,

partially offset by:

●	increases in interest rates on the Senior Secured Credit Facility Term Loan due 2026;
●	the issuance of $950.0 million of 7.5% First Lien Senior Secured Notes due 2029 on February 14, 2022;
●	the issuance of £140.0 million and €296.0 million 10.75%/11.25% Cash/PIK Term Loans due 2023 on February 19, 2021; and
●	the issuance of $400.0 million 12.75% Odeon Senior Secured Notes due 2027 on October 20, 2022.

See Note 8—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for additional information about our indebtedness.

 Equity in loss (earnings) of non-consolidated entities. Equity in loss of non-consolidated entities was $1.6 million for the year ended December 31, 2022, compared to $(11.0) million for the year ended December 31, 2021. The increase in equity in loss was primarily due to a decrease in equity in earnings from Digital Cinema Implementation Partners (“DCIP”) of $8.9 million.

Investment expense (income). Investment expense was $14.9 million for the year ended December 31, 2022, compared to investment income of $(9.2) million for the year ended December 31, 2021. Investment expense in the current year includes $12.5 million of decline in estimated fair value of our investment in common shares of Hycroft Mining Holding Corporation partially offset by $(6.2) million of appreciation in estimated fair value of our investment in warrants to purchase common shares of Hycroft Mining Holding Corporation, a $13.5 million decline in estimated fair value of our investment in NCM common units offset by interest income of $(5.9) million. Investment income includes a gain on sale of the Baltics of $(5.5) million during the year ended December 31, 2021.

Income tax provision (benefit). The income tax provision (benefit) was $2.5 million and $(10.2) million for the year ended December 31, 2022 and December 31, 2021, respectively. See Note 10—Income Taxes in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for further information.

Net loss. Net loss was $973.6 million and $1,269.8 million during the year ended December 31, 2022, and December 31, 2021, respectively. Net loss during the year ended December 31, 2022 compared to net loss for the year ended December 31, 2021 was positively impacted by the increase in attendance as a result of an increase in new film releases in connection with the reopening of theatres in the current year that had been temporarily closed or limited operationally due to the COVID-19 pandemic and lifting of seating restrictions, decreases in depreciation and amortization expense, decreases in interest expense, decreases in general and administrative expenses and decreases in foreign currency translation rates, partially offset by increases in rent expense, decreases in other income, decreases in investment income and a decrease in income tax benefit.

Theatrical Exhibition–U.S. Markets

Revenues. Total revenues increased $1,085.9 million, during the year ended December 31, 2022, compared to the year ended December 31, 2021. Admissions revenues increased $625.7 million, during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to an increase in attendance from 91.1 million patrons to 141.4 million patrons and an 4.1% increase in average ticket price. The increase in attendance was primarily due to the COVID-19 pandemic impact on the prior year which resulted in the temporary suspension or limited operations at our theatres in U.S. markets, deterred customers from attending our theatres when we resumed operations, and prompted film distributors to delay or alternatively distribute films. The increase in average ticket price was primarily due to strategic pricing initiatives put in place over the prior year and increases in 3D, IMAX and Premium content.

Food and beverage revenues increased $378.6 million, during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to the increase in attendance and an increase in food and beverage per patron. Food and beverage per patron increased 0.5% from $7.43 to $7.47.

Total other theatre revenues increased $81.6 million, during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to increases in ticket fees, income from gift cards and package tickets and screen and other advertising due to the increase in attendance.

Operating costs and expenses. Operating costs and expenses increased $749.7 million, during the year ended December 31, 2022, compared to the year ended December 31, 2021. Film exhibition costs increased $370.8 million, during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to the increase in attendance. As a percentage of admissions revenues, film exhibition costs were 50.6% for the year ended December 31, 2022 and 45.3% for the year ended December 31, 2021. The increase in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the current year, which typically results in higher film exhibition costs. Additionally, lower film exhibition costs were paid on films with shorter exclusive theatrical windows in the prior year.

Food and beverage costs increased $69.2 million, during the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 15.6% for the year ended December 31, 2022, compared to 14.2% for the year ended December 31, 2021.

As a percentage of revenues, operating expense was 37.5% for the year ended December 31, 2022 and 44.5% for the year ended December 31, 2021 due to the low levels of attendance in the prior year. Rent expense increased 8.5%, or $52.3 million, during the year ended December 31, 2022, compared to the year ended December 31, 2021, due primarily to cash rent abatements from landlords in the prior year and the opening of new theatres, partially offset by theatre closures. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for further information on the impact of COVID-19 on leases and rent obligations of approximately $130.5 million that have been deferred to future years as of December 31, 2022.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $2.7 million during the year ended December 31, 2022, compared to $9.0 million during the year ended December 31, 2021, primarily due to higher legal and professional costs in the prior year.

Other. Other general and administrative expense decreased 10.1%, or $16.0 million, during the year ended December 31, 2022, compared to the year ended December 31, 2021 due primarily to an $18.8 million decrease in expense for stock-based compensation expense due primarily to lower expectations for performance based vesting and lower expense for SPSU’s that fully vested in 2021. See Note 9—Stockholders’ Equity in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased 2.8%, or $9.0 million, during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to lower depreciation expense on theatres impaired during years ended December 31, 2020 and December 31, 2021.

Impairment of long-lived assets, definite and indefinite-lived intangible assets, and goodwill. During the year ended December 31, 2022, we recognized non-cash impairment losses of $73.4 million on 68 theatres in the U.S. markets with 817 screens (in Alabama, Arkansas, Arizona, California, Connecticut, District of Columbia, Florida, Georgia, Iowa, Illinois, Indiana, Kentucky, Louisiana, Massachusetts, Maryland, Michigan, Minnesota, Missouri, North Carolina, North Dakota, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Utah, West Virginia, and Wisconsin) which were related to property, net and operating lease right-of-use assets, net.

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

Other expense. Other expense of $52.0 million during the year ended December 31, 2022 was primarily due to a loss on extinguishment of debt of $135.0 million related to the full redemption of the $500 million aggregate principal amount of the First Lien Notes due 2025, the $300 million aggregate principal amount of the First Lien Notes due 2026, and the $73.5 million aggregate principal amount of the First Lien Toggle Notes due 2026, partially offset by a gain on extinguishment of debt of $75.0 million related to the redemption of $118.2 million of aggregate principal amount of the Second Lien Notes due 2026, a gain on extinguishment of debt of $3.7 million related to the redemption of $5.25 million aggregate principal amount of Senior Subordinated Notes due 2027, $2.8 million in government assistance related to COVID-19 and $0.5 million in foreign currency transaction gains. Other expense of $9.2 million during the year ended December 31, 2021, was primarily due to a loss on extinguishment of $14.4 million related to the redemption of $35.0 million principal amount of 15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026, partially offset by $5.6 million in government assistance related to COVID-19. See Note 1—The Company and Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for additional information about the components of other expense.

Interest expense. Interest expense decreased $82.0 million to $305.9 million for the year ended December 31, 2022, compared to $387.9 million during the year ended December 31, 2021, primarily due to:

●	the extinguishment of $72.5 million of 10%/12% Cash/ PIK/Toggle Second Lien Notes due 2026 in May of 2022;
●	the conversion of $600.0 million 2.95% Convertible Notes due 2026 to 44,422,860 Common Stock and 44,422,860 AMC Preferred Equity Units on January 27, 2021 that resulted in the write-off to interest expense of $70.0 million of unamortized discount and deferred charges at the date of conversion following the guidance in ASC 815-15-40-1;
●	the extinguishment of $500.0 million of 10.5% First Lien Notes due 2025 on February 14, 2022;
●	the extinguishment of $300.0 million of 10.5% First Lien Notes due 2026 on February 14, 2022;
●	the extinguishment of $73.5 million of 15%/17% Cash/PIK/Toggle second Lien Notes due 2026 on February 14, 2022,
●	the extinguishment of $45.7 million of 10%/12% Cash/PIK/Toggle Second Lien Notes due 2026 in November and December of 2022; and
●	the extinguishment of $5.25 million of 6.125% Senior Subordinated Notes due 2027 in November 2022

partially offset by:

●	increases in interest rates on the Senior Secured Credit Facility Term Loan due 2026; and
●	the issuance of $950.0 million of 7.5% First Lien Senior Secured Notes due 2029 on February 14, 2022.

See Note 8—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for additional information about our indebtedness.

Equity in earnings of non-consolidated entities. Equity in earnings of non-consolidated entities was $4.3 million for the year ended December 31, 2022, compared to $13.7 million for the year ended December 31, 2021. The decrease in equity in earnings was primarily due to a decrease in equity in earnings from DCIP of $8.9 million.

Investment expense (income). Investment expense was $15.0 million for the year ended December 31, 2022, compared to investment income of $(3.7) million for the year ended December 31, 2021. Investment expense in the current year includes $12.5 million of deterioration in estimated fair value of our investment in common shares of Hycroft Mining Holding Corporation and $(6.2) million of appreciation in estimated fair value of our investment in warrants to purchase common shares of Hycroft Mining Holding Corporation and a $13.5 million decline in estimated fair value of our investment in NCM common units offset by interest income of $(5.8) million.

Income tax provision (benefit). The income tax provision (benefit) was $0.9 million and $(9.4) million for the year ended December 31, 2022, and December 31, 2021, respectively. See Note 10—Income Taxes in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for further information.

Net loss. Net loss was $712.0 million and $1,049.0 million during the year ended December 31, 2022 and December 31, 2021, respectively. Net loss during the year ended December 31, 2022 compared to net loss for the year ended December 31, 2021 was positively impacted by the increase in attendance as a result of an increase in new film releases in connection with the reopening of theatres in the current year that had been temporarily closed due to the COVID-19 pandemic and lifting of seating restrictions, decreases in depreciation and amortization expense, decreases in general and administrative expenses and decreases in interest expense, partially offset by increases in rent expense, increases in other expense and a decrease in income tax benefit.

Theatrical Exhibition - International Markets

Revenues. Total revenues increased $297.6 million, during the year ended December 31, 2022, compared to the year ended December 31, 2021. Admissions revenues increased $181.5 million, during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to an increase in attendance from 37.4 million patrons to 59.6 million patrons partially offset by a 7.0% decrease in average ticket price. The increase in attendance was primarily due to the COVID-19 pandemic impact on the prior year which resulted in the temporary suspension or limited operations at our theatres in International markets, deterred customers from attending our theatres when we resumed operations, and prompted film distributors to delay or alternatively distribute films. The decrease in average ticket price was primarily due a decrease in foreign currency translation rates, partially offset by strategic pricing initiatives put in place over the prior year.

Food and beverage revenues increased $77.8 million, during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to the increase in attendance, partially offset by the decrease in food and beverage per patron. Food and beverage per patron decreased 10.0% from $4.81 to $4.33 due primarily to decreases in foreign currency translation rates.

Total other theatre revenues increased $38.3 million, during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to increases in ticket fees, income from gift cards and screen advertising due to the increase in attendance, partially offset by the decrease in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased $226.1 million, during the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in attendance, increases in property taxes, and increase in utilities costs due to energy supply shortages and inflationary pressures, partially offset by the decrease in currency translation rates. The increases in property taxes was due to the expiration of property tax holidays related to the COVID-19 pandemic during the second half of 2021.

Film exhibition costs increased $73.2 million, during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to the increase in attendance. As a percentage of admissions revenues, film exhibition costs were 39.4% for the year ended December 31, 2022, compared to 38.9% for the year ended December 31, 2021.

Food and beverage costs increased $21.5 million, during the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 24.6% for the year ended December 31, 2022, compared to 23.3% for the year ended December 31, 2021.

As a percentage of revenues, operating expense was 44.0% for the year ended December 31, 2022, and 47.2% for the year ended December 31, 2021 due to the very low levels of attendance in the prior year. Rent expense increased 2.8%, or $5.9 million, during the year ended December 31, 2022, compared to the year ended December 31, 2021, due primarily to cash rent abatements from landlords in the prior year and the opening of new theatres, partially offset by theatre closures and the decrease in foreign currency translation rates. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for further information on the impact of COVID-19 on leases and rent obligations of approximately $26.7 million that have been deferred to future years as of December 31, 2022.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $(0.6) million during the year ended December 31, 2022, compared to $4.7 million during the year ended December 31, 2021, primarily due to legal and professional costs related to strategic contingency planning in the prior year.

Other. Other general and administrative expense decreased 4.4%, or $3.0 million, during the year ended December 31, 2022, compared to the year ended December 31, 2021 due primarily to a $1.8 million decrease in expense for stock-based compensation expense due primarily to lower expectations for performance based vesting and lower expense for SPSU’s that fully vested in 2021 and the decrease in foreign currency translation rates. See Note 9—Stockholders’ Equity in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased 19.3%, or $20.0 million, during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to lower depreciation expense on theatres impaired during years ended December 31, 2020 and December 31, 2021 and the decrease in foreign currency translation rates.

Impairment of long-lived assets, definite and indefinite-lived intangible assets, and goodwill.  During the year ended December 31, 2022, we recognized non-cash impairment losses of $59.7 million on 53 theatres in the International markets with 456 screens (in Germany, Italy, Spain, Sweden, and UK), which were related to property, net, and operating lease right-of-use assets, net.

During the year ended December 31, 2021, we recognized non-cash impairment losses of $15.9 million on 14 theatres in the International markets with 118 screens (in Italy, Norway, Spain, and UK), which were related to property, net, and operating lease right-of-use assets, net.

Other expense (income). Other expense of $1.6 million during the year ended December 31, 2022 was primarily due to a loss on extinguishment of debt of $36.5 million related to the full redemption of the $476.6 million aggregate amount of the Odeon Term Loan due 2023 and partially offset by $(23.0) million in government assistance related to COVID-19 and $(12.3) million of foreign currency transaction gains. Other income of ($97.1) million during the year ended December 31, 2021, was primarily due to $(81.5) million in government assistance related to COVID-19, $(9.8) million of foreign currency transaction gains and estimated credit income of $(6.0) million related to contingent lease guarantees. See Note 1—The Company and Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for additional information about the components of other expense (income).

Interest expense. Interest expense increased $2.6 million to $72.8 million for the year ended December 31, 2022 compared to $70.2 million during the year ended December 31, 2021, primarily due to:

●	the issuance of £140.0 million and €296.0 million 10.75%/11.25% Cash/PIK Term Loans due 2023 on February 19, 2021; and
●	the issuance of $400.0 million 12.75% Odeon Senior Secured Notes due 2027 on October 20, 2022.

partially offset by:

●	the extinguishment of £147.6 million and €312.2 million ($476.6 million) 10.75%/11.25% Cash/PIK Term Loans due 2023 on October 20, 2022.

See Note 8—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for additional information about our indebtedness.

Equity in loss of non-consolidated entities. Equity in loss of non-consolidated entities was $5.9 million for the year ended December 31, 2022, compared to $2.7 million for the year ended December 31, 2021.

Investment income. Investment income was $0.1 million for the year ended December 31, 2022, compared to investment income of $(5.5) million for the year ended December 31, 2021. Investment income includes a gain on sale of the Baltics of $5.5 million during the year ended December 31, 2021.

Income tax provision (benefit). The income tax provision (benefit) was $1.6 million and $(0.8) million for the year ended December 31, 2022, and December 31, 2021, respectively. See Note 10—Income Taxes in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for further information.

Net loss. Net loss was $261.6 million and $220.8 million during the year ended December 31, 2022 and December 31, 2021, respectively. Net loss during the year ended December 31, 2022 compared to net loss for the year ended December 31, 2021 was positively impacted by the increase in attendance as a result of an increase in new film releases in connection with the reopening of theatres in the current year that had been temporarily closed due to the COVID-19 pandemic and lifting of seating restrictions, decreases in depreciation and amortization expense, decreases in general and administrative expenses, and decreases in foreign currency translation rates, partially offset by increases in rent expense, decreases in other income, increases in interest expense, decreases in investment income and a decrease in income tax benefit.

Results of Operations—For the Year Ended December 31, 2021, Compared to the Year Ended December 31, 2020

For a comparison of our results of operations for the year ended December 31, 2021, compared to the year ended December 31, 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022, which is incorporated herein by reference.

Liquidity and Capital Resources—For the Year Ended December 31, 2022, Compared to the Year Ended December 31, 2021

Our consolidated revenues are primarily collected in cash, principally through box office admissions and food and beverage sales. Prior to the impact of COVID-19 on our business, we had an operating “float” which partially financed our operations and which generally permitted us to maintain a smaller amount of working capital capacity. This float existed because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 20 to 45 days following receipt of box office admissions revenues. As operations are beginning to approach pre-pandemic levels, we are starting to see this float resume. Film distributors generally release the films which they anticipate will be the most successful during the summer and year-end holiday seasons. Consequently, we typically generate higher revenues during such periods.

We had working capital surplus (deficits) (excluding restricted cash) as of December 31, 2022 and December 31, 2021 of $(811.1) million and $54.6 million, respectively. As of December 31, 2022 and December 31, 2021, working capital included $567.3 million and $605.2 million, respectively, of operating lease liabilities and $402.7 million and $408.6 million, respectively, of deferred revenues. At December 31, 2022, we had $211.2 million unused borrowing capacity, net of letters of credit, under our $225.0 million Senior Secured Revolving Credit Facility. As of December 31, 2021, we had borrowed $209.1 million (the full availability net of standby letters of credit) under our $225.0 million Senior Secured Revolving Credit Facility. Reference is made to Note 8—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Statements under Part II, Item 8 thereof, for further discussion of our Financial Covenants.

As of December 31, 2022, we had cash and cash equivalents of approximately $631.5 million. In response to the COVID-19 pandemic, we adjusted certain elements of our business strategy and took significant steps to preserve cash. We are continuing to take significant measures to further strengthen our financial position and enhance our operations, by eliminating non-essential costs, including reductions to our variable costs and elements of our fixed cost structure, introducing new initiatives, and optimizing our theatrical footprint.

Additionally, we enhanced liquidity through debt refinancing that extended maturities, purchases of debt below par value, and equity sales. See Note 8—Corporate Borrowings and Finance Lease Liabilities, Note 9—Stockholders’ Equity, and Note 16—Subsequent Events in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for further information.

The table below summarizes net decreases in cash and cash equivalents and restricted cash by quarter for the year ended December 31, 2022:

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31
(In millions)	2022	2022	2022	2022	2022
Cash flows from operating activities:
Net cash used in operating activities	$(295.0)	$(76.6)	$(223.6)	$(33.3)	$(628.5)
Cash flows from investing activities:
Net cash used in investing activities	(54.9)	(48.0)	(50.8)	(70.3)	(224.0)
Cash flows from financing activities:
Net cash provided by (used in) financing activities	(76.3)	(59.7)	0.5	44.2	(91.3)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5.5)	(16.4)	(8.2)	8.0	(22.1)
Net decrease in cash and cash equivalents and restricted cash	(431.7)	(200.7)	(282.1)	(51.4)	(965.9)
Cash and cash equivalents and restricted cash at beginning of period	1,620.3	1,188.6	987.9	705.8	1,620.3
Cash and cash equivalents and restricted cash at end of period	$1,188.6	$987.9	$705.8	$654.4	$654.4

Our net cash provided by (used in) operating activities improved by $341.5 million during the three months ended March 31, 2022 compared to the three months ended December 31, 2021, $218.4 million during the three months ended June 30, 2022 compared to the three months ended March 31, 2022, deteriorated by $(147.0) million during the three months ended September 30, 2022 compared to the three months ended June 30, 2022, and improved by $190.3 million during the three months ended December 31, 2022 compared to September 30, 2022. The improvement is primarily attributable to working capital changes, partially offset by an increased net loss during the three months ended December 31, 2022. We also continue to repay rent amounts that were deferred during the pandemic, which increases its cash outflows from operating activities. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II, Item 8 in this Form 10-K for a summary of estimated future repayment terms for the remaining $157.2 million of rentals that were deferred during the COVID-19 pandemic.

Our net cash provided by (used in) investing activities included:

●	$34.8 million of capital expenditures and $27.9 million of investments in non-consolidated entities, partially offset from the disposition of long-term assets of $7.2 million during the three months ended March 31, 2022;
●	$40.4 million of capital expenditures, $17.8 million for the acquisition of theatres, partially offset by proceeds of $11.4 million from the sale of securities in conjunction with the liquidation of a non-qualified deferred compensation plan during the three months ended June 30, 2022;
●	$54.5 million of capital expenditures, partially offset by of proceeds from disposition of long-term assets of $3.6 million during the three months ended September 30, 2022; and
●	$72.3 million of capital expenditures, partially offset by $0.5 million of proceeds from disposition of long-term assets and $1.5 million of proceeds from the sale of NCM shares during the three months ended December 31, 2022.

Our net cash provided by (used in) financing activities included:

●	$955.7 million of principal and premium payments, $52.2 million of taxes paid for restricted unit withholdings, and $17.7 million of cash used to pay for deferred financing costs, partially offset by proceeds from the Company’s debt issuance of $950.0 million, during the three months ended March 31, 2022;
●	$57.9 million of principal and premium payments, $1.8 million of cash used to pay for deferred financing costs, and $0.7 million of AMC Preferred Equity Unit issuance costs during the three months ended June 30, 2022;

●	$7.4 million of principal payments and $0.5 million of cash used to pay deferred financing costs, partially offset by $8.5 million of net proceeds from AMC Preferred Equity Units issuance during the three months ended September 30, 2022; and
●	$529.5 million of principal and premium payments and $6.9 million of cash used to pay for deferred financing costs, partially offset by proceeds from the Company’s debt issuance of $368.0 million and $212.6 million of net proceeds from AMC Preferred Equity Units issuances during the three months ended December 31, 2022;

The table below summarizes net increase (decrease) in cash and cash equivalents and restricted cash by quarter for the year ended December 31, 2021:

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
(In millions)	2021	2021	2021	2021	2021
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(312.9)	$(233.8)	$(113.9)	$46.5	$(614.1)
Cash flows from investing activities:
Net cash provided by (used in) investing activities	(16.0)	13.5	(28.8)	(36.9)	(68.2)
Cash flows from financing activities:
Net cash provided by (used in) financing activities	854.7	1,212.2	(48.3)	(27.9)	1,990.7
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5.1)	5.6	(8.4)	(1.6)	(9.5)
Net increase (decrease) in cash and cash equivalents and restricted cash	520.7	997.5	(199.4)	(19.9)	1,298.9
Cash and cash equivalents and restricted cash at beginning of period	321.4	842.1	1,839.6	1,640.2	321.4
Cash and cash equivalents and restricted cash at end of period	$842.1	$1,839.6	$1,640.2	$1,620.3	$1,620.3

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

We believe our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund our operations, satisfy our obligations, including cash outflows to repay rent amounts that were deferred during the COVID-19 pandemic and planned capital expenditures, and comply with minimum liquidity and financial covenant requirements under our debt covenants related to borrowings pursuant to the Senior Secured Revolving Credit Facility for at least the next twelve months. In order to achieve net positive operating cash flows and long-term profitability, we believe that operating revenues will need to increase significantly from 2021 and 2022 levels to levels in line with pre-COVID-19 operating revenues. We believe the anticipated volume of titles available for theatrical release, and the anticipated broad appeal of many of those titles will support increased operating revenues and attendance levels. We believe that recent operating revenues and attendance levels are positive signs of continued demand for the moviegoing experience. Total revenues for the years ended December 31, 2022, 2021, and 2020 were $3.9 billion, $2.5 billion, and $1.2 billion respectively, compared to $5.5 billion for the year ended December 31, 2019. For the years ended December 31, 2022, 2021, and 2020 attendance was 201.0 million patrons, 128.5 million patrons, and 75.2 million patrons, respectively, compared to 356.4 million patrons for the year ended December 31, 2019. Moreover, it is difficult to predict future operating revenues and attendance levels and there remain significant risks that may negatively impact operating revenues and attendance, including movie studios release schedules, the production and theatrical release of fewer films compared to levels before the onset of the COVID-19 pandemic, and direct to streaming or other changing movie studio practices.

We currently estimate that our existing cash and cash equivalents will be sufficient to comply with minimum liquidity and financial covenant requirements under our debt covenants related to borrowings pursuant to the Senior Secured Revolving Credit Facility, currently and through the next twelve months. Pursuant to the Twelfth Amendment, the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant applicable to the Senior Secured Revolving Credit Facility under the Credit Agreement through March 31, 2024. The current maturity date of the Senior Secured Revolving Credit Facility is April 22, 2024; since the financial covenant applicable to the Senior Secured Revolving Credit Facility is tested as of the last day of any fiscal quarter for which financial statements have been (or were required to have been) delivered, the financial covenant has been effectively suspended through maturity of the Senior Secured Revolving Credit Facility. As of December 31, 2022 we were subject to a minimum liquidity requirement of $100 million as a condition to the financial covenant suspension period under the Credit Agreement.

The 11.25% Odeon Term Loan due 2023 (“Odeon Term Loan Facility”) was to mature on August 19, 2023 during the third fiscal quarter of the Company’s next calendar year. On October 20, 2022 we completely repaid the Odeon Term Loan Facility using existing cash and $363.0 million net proceeds from the issuance of Odeon Notes due 2027.

We or our affiliates actively seek and expect, at any time and from time to time, to continue to seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity (including AMC Preferred Equity Units) or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material and to the extent equity is used, dilutive. During the year ended December 31, 2022, we repurchased $118.3 million aggregate principal of the Second Lien Notes due 2026 for $68.3 million and recorded a gain on extinguishment of $75.0 million in other expense (income). These 2022 repurchases included a purchase of $15.0 million aggregate principal of the Second Lien Notes due 2026 from Antara, which subsequently became a related party on February 7, 2023, for $5.9 million and a gain on extinguishment of $12.0 million. Additionally, we repurchased $5.3 million aggregate principal of the Senior Subordinated Notes due 2027 for $1.6 million and recorded a gain on extinguishment of $3.7 million in other expense (income). Accrued interest of $4.5 million was paid in connection with the repurchases. See Note 8—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for more information.

We received rent concessions provide by the lessors that aided in mitigating the economic effects of COVID-19 during the pandemic. These concessions primarily consisted of rent abatements and the deferral of rent payments. As a result, deferred lease amounts were approximately $157.2 million as of December 31, 2022. Including repayments of deferred lease amounts, our cash expenditures for rent increased significantly during the year ended December 31, 2022 compared to December 31, 2021. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II, Item 8 in this Form 10-K for a summary of the estimated future repayment terms for the deferred lease amounts due to COVID-19, and also a summary of the estimated future repayment terms for the minimum operating lease and finance lease amounts.

It is very difficult to estimate our liquidity requirements, future cash burn rates, future operating revenues and attendance levels. Depending on our assumptions regarding the timing and ability to achieve significantly increased levels of operating revenue, the estimates of amounts of required liquidity vary significantly. In order to achieve net positive operating cash flows and long-term profitability, we believe that operating revenues will need to increase significantly to levels in line with pre-COVID-19 operating revenues. Our current cash burn rates are not sustainable. Further, we cannot accurately predict what future changes may occur to the supply or release date of movie titles available for theatrical exhibition once moviegoers are prepared to return in large numbers. Nor can we know with certainty the impact on consumer movie-going behavior of studios who release movies to theatrical exhibition and their streaming platforms on the same date, or the potential attendance impact of other studio decisions to accelerate in-home availability of their theatrical movies. Studio negotiations regarding evolving theatrical release models and film licensing terms are ongoing. There can be no assurance that the operating revenues, attendance levels, and other assumptions used to estimate our liquidity requirements and future cash burn rates will be correct, and our ability to be predictive is uncertain due to limited ability to predict studio film release dates and success of individual titles. Further, there can be no assurances that we will be successful in generating the additional liquidity necessary to meet our obligations beyond twelve months from the issuance of these financial statements on terms acceptable to us or at all. If we are unable to maintain or renegotiate our minimum liquidity covenant requirements, it could have a significant adverse effect on our business, financial condition and operating results.

Cash Flows from Operating Activities

Net cash used in operating activities, as reflected in the consolidated statements of cash flows, were $628.5 million and $614.1 million during the years ended December 31, 2022 and December 31, 2021, respectively. The increase in cash used in operating activities was primarily due to increased deferred rent payments and increases in working capital used, partially offset by an increase in attendance, which resulted in improved operating results during the year ended December 31, 2022. See Note 3—Leases in the Notes to the Consolidated Financial Statements in Item 8 of Part II in this Form 10-K for a summary of the estimated future repayment terms for the remaining $157.2 million of rentals that were deferred during the COVID-19 pandemic.

Cash Flows from Investing Activities

Net cash used in investing activities, as reflected in the consolidated statements of cash flows, were $224.0 million and $68.2 million during the years ended December 31, 2022 and December 31, 2021, respectively. Cash outflows from investing activities for capital expenditures during the years ended December 31, 2022 and December 31, 2021 were $202.0 million and $92.4 million, respectively.

During the year ended December 31, 2022, cash flows used in investing activities included investment in Hycroft common stock for $25.0 million, investment in Hycroft warrants for $2.9 million, acquisition of theatre assets for $17.8 million, partially offset by proceeds from the disposition of long-term assets of $11.3 million and proceeds of $13.0 million from the sale of securities in conjunction with the liquidation of a non-qualified deferred compensation plan.

During the year ended December 31, 2021, cash flows used in investing activities included proceeds from the disposition of Baltics of $34.2 million, primarily related to the sale of our remaining equity interest in Estonia of $3.7 million and Lithuania of $30.5 million and proceeds received from the disposition of long-term assets of $7.9 million primarily related to four properties. During the year ended December 31, 2021, we made an additional investment of $9.3 million in Saudi Cinema Company LLC and acquired theatre assets of $8.2 million related to two theatres.

We fund the costs of constructing, maintaining and remodeling our theatres through existing cash balances, cash generated from operations, landlord contributions, or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term, non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for the construction costs. We estimate that our cash outflows for capital expenditures, net of landlord contributions, will be approximately $150 million to $200 million for the year ending December 31, 2023 to maintain and enhance operations.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities, as reflected in the consolidated statements of cash flows, were $(91.3) million and $1,990.7 million, during the years ended December 31, 2022 and December 31, 2021, respectively. The increase in cash flows used in financing activities during the year ended December 31, 2022 compared to December 31, 2021 was primarily due to principal and premium payments under the First Lien Notes due 2025 of $534.5 million, principal and premium payments under the First Lien Notes due 2026 of $325.6 million, principal and premium payments under the First Lien Toggle Notes due 2026 of $88.1 million, taxes for restricted unit withholdings of $52.3 million, repurchase of Second Lien Notes due 2026 of $68.3 million, and cash used to pay for deferred financing costs of $26.1 million, partially offset by the issuance of the First Lien Notes due 2029 of $950.0 million, issuance of the Odeon Senior Secured Notes due 2027 of $368.0 million, and net proceeds from AMC Preferred Equity Unit share issuances of $220.4 million. See Note 8—Corporate Borrowings and Finance Lease Liabilities and Note 9—Stockholders’ Equity in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Form 10-K for further information, including a summary of principal payments required and maturities of corporate borrowings as of December 31, 2022.

During the year ended December 31, 2021, borrowings under the Odeon Term Loan Facility of $534.3 million, borrowings under the issuance of First Lien Toggle Notes due 2026 of $100.0 million, net proceeds from the sale of Common Stock of $1,570.7 million, and net proceeds from Common Stock issuance to Mudrick of $230.4 million, partially offset by the repayments under the revolving credit facilities of $335.0 million, principal and redemption premium under the First Lien Toggle Notes due 2026 of $40.3 million, payment for deferred financing costs of $19.9 million, payment of $19.1 million of taxes for restricted unit withholdings, and principal payments under the Term Loan due 2026 of $20.0 million.

Dividends. The following is a summary of dividends and dividend equivalents declared to stockholders:

			Amount per	Amount per	Total Amount
			Share of	Share of AMC	Declared
Declaration Date	Record Date	Date Paid	Common Stock	Preferred Equity Units	(In millions)
February 26, 2020	March 9, 2020	March 23, 2020	$0.015	$0.015	$3.2

During the year ended December 31, 2020, we paid dividends and dividend equivalents of $6.5 million. As of December 31, 2022 and December 31, 2021, we accrued $0.0 million and $0.7 million, respectively, for the remaining unpaid dividends.

Future Contractual Obligations

Our estimated future obligations as of December 31, 2022 include both current and long term obligations. Our expected material contractual cash requirements over the next twelve months, primarily consist of capital related betterments of $45.6 million, minimum operating lease obligations of $973.2 million, finance lease obligations of $9.1 million, contractual cash rent amounts that were due and not paid of $24.9 million recorded in accounts payable, and corporate borrowings principal and interest payments of $20.0 million and $417.6 million, respectively.

Capital related betterments. At December 31, 2022, we have short-term committed capital expenditures, investments, and betterments to our circuit, which do not include planned, but non-committed capital expenditures of $45.6 million.

Pension funding. Our U.S., U.K., and Sweden defined benefit plans are frozen. We fund our U.S. pension plans such that the plans are in compliance with Employee Retirement Income Security Act (“ERISA”) and the plans are not considered “at risk” as defined by ERISA guidelines. We do not expect to make a material contribution to the defined pension plans during the year ended December 31, 2023.

Obligation for unrecognized tax benefits. As of December 31, 2022, our recorded obligation for unrecognized tax benefits is $7.4 million. There are currently no unrecognized tax benefits which we anticipate will be resolved in the next twelve months. See Note 10—Income Taxes in the Notes to Consolidated Financial Statements under Part II, Item 8 thereof for further information.

Minimum operating lease and finance lease payments. We have current and long-term minimum cash requirements for operating lease payments of $973.2 million and $6,426.3 million, respectively. We have current and long-term minimum cash requirements for finance lease payments of $9.1 million and $81.5 million, respectively. The total amounts do not equal the carrying amount due to imputed interest. We received rent concessions provided by the lessors that aided in mitigating the economic effects of COVID-19 during the pandemic. These concessions primarily consisted of rent abatements and the deferral of rent payments and were included in the amounts above, except for contractual cash rent amounts recorded in accounts payable that were due and not paid of $24.9 million. Our cash expenditures for rent increased significantly in the second, third, and fourth quarters of 2021 and all of 2022 as previously deferred rent payments and landlord concessions started to become current obligations. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for a summary of the estimated future repayment terms for the minimum operating lease and finance lease amounts, including the deferred lease amounts due to COVID-19.

Corporate borrowings principal and interest payments. We have current and long-term cash requirements for the payment of principal related to corporate borrowings of $20.0 million and $4,929.0 million, respectively. The total amount does not equal the carrying amount due to unamortized discounts, premiums and deferred charges. We have current and long-term cash interest payment requirements related to our corporate borrowings of $417.6 million and $1,262.8 million, respectively. The cash interest payment requirements for our Senior Secured Term Loans due 2026 was estimated at 7.3% based on the interest rate in effect as of December 31, 2022. See Note 8—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for further information, including a summary of principal payments required and maturities of corporate borrowings as of December 31, 2022.

Senior Secured Credit Facilities (Senior Secured Revolving Credit Facility and Senior Secured Term Loan due 2026). On March 8, 2021, we entered into the Ninth Amendment, pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant applicable to the Senior Secured Revolving Credit Facility under our Credit Agreement from a period ending on March 31, 2021 to a period ending on March 31, 2022, which was further extended by the Eleventh Amendment and the Twelfth Amendment from March 31, 2022 to March 31, 2023, and then from March 31, 2023 to March 31, 2024, respectively, in each case, as described, and on the terms and conditions specified, therein. On March 8, 2021, we entered into the Tenth Amendment (as defined in Note 8—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof), pursuant to which we agreed that certain modifications to the Credit Agreement described in the Tenth Amendment require the consent of the majority of the revolving lenders party to the Tenth Amendment.

The Senior Secured Term Loan bears interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the prime rate announced by the Administrative Agent and (c) LIBOR determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) an applicable margin plus LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. As of December 31, 2022, the Senior Secured Term Loan had an outstanding principal balance of $1,925.0 million. As of December 31, 2022, we had $211.2 million of unused borrowing capacity, net of letters of credit, under our $225.0 million Senior Secured Revolving Credit Facility.

Odeon Senior Secured Notes due 2027. On October 20, 2022, Odeon Finco PLC, a direct subsidiary of Odeon Cinemas Group Limited (“OCGL”) and an indirect subsidiary of the Company issued $400.0 million aggregate principal amount of its 12.75% Odeon Senior Secured Notes due 2027 (“Odeon Notes due 2027”), at an issue price of 92.00%. The Odeon Notes due 2027 bear a cash interest rate of 12.75% per annum and will be payable semi-annually in arrears on May 1 and November 1, beginning on May 1, 2023. The Odeon Notes due 2027 are guaranteed on a senior secured basis by certain subsidiaries of Odeon and by Holdings on a standalone and unsecured basis. The Odeon Notes due 2027 contain covenants that limit Odeon and certain subsidiaries’ ability to, among other things: (i) incur additional indebtedness or guarantee indebtedness; (ii) create liens; (iii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iv) make investments; (v) enter into transactions with affiliates; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of their respective assets; and (vii) impair the security interest in the collateral. These covenants are subject to a number of important limitations and exceptions. We used the $363.0 million net proceeds from the Odeon Notes due 2027 and $146.7 million of existing cash to fund the payment in full of the £147.6 million and €312.2 million ($167.7 million and $308.9 million, respectively using October 20, 2022 exchange rates) aggregate principal amounts of the Odeon Term Loan Facility and to pay related accrued interest, fees, costs, premiums and expenses. We recorded a loss on debt extinguishment related to this transaction of $36.5 million in other expense during the year ended December 31, 2022.

Prior to November 1, 2024, up to 35% of the original aggregate principal amount of the Odeon Notes due 2027 may be redeemed at a price of 112.75% of the principal thereof with the net proceeds of one or more certain equity offerings provided that the redemption occurs with 120 days after the closing of such equity offerings. On or after November 1, 2024, the Odeon Notes due 2027 will be redeemable, in whole or in part, at redemption prices equal to (i) 106.375% for the twelve-month period beginning on November 1, 2024; (ii) 103.188% for the twelve-month period beginning on November 1, 2025 and (iii) 100.000% at any time thereafter, plus accrued and unpaid interest, if any. If we or our restricted subsidiaries sell assets under certain circumstances, we will be required to use the net proceeds to repay the Odeon Notes due 2027, or any additional First Lien Obligations at a price no less than 100% of the issue price of the Odeon Notes due 2027, plus accrued and unpaid interest, if any. Upon a Change of Control (as defined in the indenture governing the Odeon Notes due 2027), we must offer to purchase the Odeon Notes due 2027 at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any. On December 14, 2022, the Odeon Notes due 2027 were admitted to the official list of The International Stock Exchange (“TISE”). The Odeon Notes due 2027 will automatically delist from TISE on the business day following the maturity date of November 1, 2027, unless adequate notice is given together with supporting documents setting out any changes to the date of maturity or confirmation that the Odeon Notes due 2027 have not been fully repaid.

First Lien Toggle Notes due 2026. On January 15, 2021, we issued $100.0 million aggregate principal amount of our First Lien Toggle Notes due 2026 as contemplated by the previously disclosed commitment letter with Mudrick Capital Management, LP (“Mudrick”), dated as of December 10, 2020. The First Lien Toggle Notes due 2026 were issued pursuant to an indenture dated as of January 15, 2021 among us, the guarantors named therein and the U.S. Bank National Association, as trustee and collateral agent. On September 30, 2021, we exercised an option to repurchase

$35.0 million of our First Lien Toggle Notes due 2026. The total cost to exercise this repurchase option was $40.3 million, including principal, redemption premium and accrued and unpaid interest. During the year ended December 31, 2021, we recorded loss on debt extinguishment of $14.4 million in other expense. As a result of this debt reduction, our annual interest cost has been reduced by $5.25 million. The First Lien Toggle Notes due 2026 bear cash interest at a rate of 15% per annum payable semi-annually in arrears on January 15 and July 15, beginning on July 15, 2021. Interest for the first three interest periods after the issue date may, at our option, be paid in PIK interest at a rate of 17% per annum, and thereafter interest shall be payable solely in cash. The First Lien Toggle Notes due 2026 will mature on April 24, 2026. The indenture provides that the First Lien Toggle Notes due 2026 are general senior secured obligations of the Company and are secured on a pari passu basis with the Senior Secured Credit Facilities, the First Lien Notes due 2026, the First Lien Notes due 2025, and the Convertible Notes due 2026.

On December 14, 2020, Mudrick received a total of 21,978,022 AMC Preferred Equity Units and 21,978,022 shares of our Common Stock; of which 8,241,758 shares (“Commitment Shares”) relates to consideration received for a commitment fee and 13,736,264 shares (“Exchange shares”) as consideration received for the second lien exchange. Mudrick exchange $100 million aggregate principal amount of the Second Lien Notes due 2026 that were held by Mudrick for the Exchange Shares (the “Second Lien Exchange”) and waived its claim to PIK interest of $4.5 million principal amount. During the year ended December 31, 2021, we reclassified the prepaid commitment fee and deferred charges of $28.6 million to corporate borrowings from other long-term assets for the Commitment Shares and deferred charges. The prepaid commitment fee was recorded as a discount and, together with deferred charges, will be amortized to interest expense over the term of the First Lien Toggle Notes due 2026 using the effective interest method. During the year ended December 31, 2020, we recorded a gain on extinguishment of the Second Lien Notes due 2026 of $93.6 million based on the fair value of the Exchange Shares of $43.8 million and the carrying value of the $104.5 million principal amount of the Second Lien Notes exchanged of $137.4 million.

Convertible Notes. On January 27, 2021, affiliates of Silver Lake and certain co-investors (collectively, the “Noteholders”) elected to convert (the “Conversion”) all $600.0 million principal amount of our Convertible Notes due 2026 into shares of our Common Stock at a conversion price of $6.76 per share. The Conversion settled on January 29, 2021 and resulted in the issuance of 44,422,860 shares of our Common Stock and 44,422,860 AMC Preferred Equity Units to the Noteholders. The Conversion reduced our first-lien indebtedness by $600.0 million. Pursuant to the Stock Repurchase and cancellation agreement with Dalian Wanda Group Co., Ltd. (“Wanda”) dated as of September 14, 2018, 5,666,000 shares of our Class B common stock and 5,666,000 AMC Preferred Equity Units held by Wanda were forfeited and cancelled in connection with the Conversion.

Convertible Notes. On April 24, 2020, we entered into a supplemental indenture (the “Supplemental Indenture”) to the Convertible Notes due 2024 indenture, dated as of September 14, 2018. The Supplemental Indenture amended the debt covenant under the Convertible Notes due 2024 Indenture to permit us to issue the First Lien Notes due 2025, among other changes.

Concurrently with the Exchange Offers, to obtain the consent of the holders of the Convertible Notes due 2024, we restructured $600 million of Convertible Notes due 2024 issued in 2018 to Silver Lake and others pursuant to which the maturity of the Convertible Notes due 2024 were extended to May 1, 2026 (the “Convertible Notes due 2026”) and a first-priority lien on the collateral securing our Senior Secured Credit Facilities was granted to secure indebtedness thereunder. We accounted for this transaction as a modification of debt as the lenders did not grant a concession and the difference between the present value of the old and new cash flows was less than 10%. The modification did not result in the recognition of any gain or loss and we established new effective interest rates based on the carrying value of the Convertible Notes due 2024. Third party costs related to the transaction were expensed as incurred and amounts paid to lenders were capitalized and amortized through maturity of the debt.

As noted above, on January 27, 2021, affiliates of Silver Lake and certain co-investors elected to convert all $600.0 million principal amount of our Convertible Notes due 2026 into shares of our Common Stock at a conversion price of $6.76 per share.

First Lien Notes due 2029. On February 14, 2022, we issued $950.0 million aggregate principal amount of our 7.5% First Lien Senior Secured Notes due 2029 (“First Lien Notes due 2029”), pursuant to an indenture, dated February 14, 2022, among the Company, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and collateral agent. We used the net proceeds from the sale of the notes, and cash on hand, to fund the full redemption of the then outstanding $500.0 million aggregate principal amount of our 10.5% First Lien Notes due 2025, the then outstanding $300.0 million aggregate principal amount of our 10.5% First Lien Notes due 2026 and to pay related accrued interest, fees, costs, premiums and expenses. We recorded a loss on debt extinguishment related to this transaction of $135.0 million in other expense, during the year ended December 31, 2022. The First Lien Notes due 2029 bear cash interest at a rate of 7.5% per annum payable semi-annually in arrears on February and August 15, beginning on August 15, 2022. The First Lien Notes due 2029 will mature on February 15, 2029. The First Lien Notes due 2029 are general senior secured obligations of the Company and are secured on a pari passu basis with the Senior Secured Credit Facilities.

The First Lien Notes due 2029 bear cash interest at a rate of 7.5% per annum payable semi-annually in arrears on February 15 and August 15, beginning on August 15, 2022. The First Lien Notes due 2029 have not been registered under the Securities Act of 1933, as amended, and will mature on February 15, 2029. We may redeem some or all of the First Lien Notes due 2029 at any time on or after February 15, 2025, at the redemption prices equal to (i) 103.750% for the twelve-month period beginning on February 15, 2025; (ii) 101.875% for the twelve-month period beginning on February 15, 2026, and (iii) 100.0% at any time thereafter, plus accrued and unpaid interest. In addition, we may redeem up to 107.5% of the aggregate principal amount and accrued and unpaid interest to, but not including the date of redemption. We may redeem some or all of the First Lien Notes due 2029 at any time prior to February 15, 2025 at a redemption price equal to 100% of the aggregate principal amount and accrued and unpaid interest to, but not including, the date of redemption, plus an applicable make-whole premium. Upon a Change of Control (as defined in the indenture governing the First Lien Notes due 2029), we must offer to purchase the First Lien Notes due 2029 at a purchase price equal to 101% of the principal amounts, plus accrued and unpaid interest.

The First Lien Notes due 2029 are general senior secured obligations and are fully and unconditionally guaranteed on a joint and several senior secured basis by all of the Company’s existing and future subsidiaries that guarantee the Company’s other indebtedness, including the Company’s Senior Secured Credit Facilities. The First Lien Notes due 2029 are secured, on a pari passu basis with the Senior Secured Credit Facilities, on a first-priority basis by substantially all of the tangible and intangible assets owned by the Company and guarantors that secure obligations under the Senior Secured Credit Facilities including pledges of capital stock of certain of the Company’s and the guarantor’s wholly-owned material subsidiaries (but limited to 65% of the voting stock of any foreign subsidiary), subject to certain thresholds, exceptions and permitted liens.

See Note 8—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for further information regarding the above.

Equity Distribution Agreement. On September 26, 2022, we entered into an equity distribution agreement with Citigroup Global Markets Inc., as a sales agent, to sell up to 425.0 million shares of the Company’s AMC Preferred Equity Units, from time to time, through an “at-the-market” offering program. Subject to the terms and conditions of the equity distribution agreement, the sales agent will use reasonable efforts consistent with their normal trading and sales practices, applicable law and regulations, and the rules of the NYSE to sell the AMC Preferred Equity Units from time to time based upon our instructions for the sales, including any price, time or size limits specified by us. We intend to use the net proceeds, from the sale of AMC Preferred Equity Units pursuant to the equity distribution agreement to repay, refinance, redeem or repurchase the Company’s existing indebtedness (including expenses, accrued interest and premium, if any) and otherwise for general corporate purposes.

During the year ended December 31, 2022, we raised gross proceeds of approximately $228.8 million and paid fees to the Sales Agent and incurred other third-party issuance costs of approximately $5.7 million and $5.5 million, respectively through the at-the-market offering of approximately 207.7 million shares of AMC Preferred Equity Units. See Note 16—Subsequent Events for further information regarding at-the-market offerings.

Liquidity and Capital Resources—For the Year Ended December 31, 2021, Compared to the Year Ended December 31, 2020

For a comparison of our liquidity and capital resources for the year ended December 31, 2021, compared to the year ended December 31, 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022, which is incorporated herein by reference.

New Accounting Pronouncements

See Note 1—The Company and Significant Accounting Policies in Notes to the Consolidated Financial Statements under Part II, Item 8 thereof for information regarding recently issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

In the ordinary course of business, our financial results are exposed to fluctuations in interest rates and foreign currency exchange rates. In accordance with applicable guidance, we presented a sensitivity analysis showing the potential impact to net income of changes in interest rates and foreign currency exchange rates. For the years ended December 31, 2022 and December 31, 2021, our analysis utilized a hypothetical 100 basis-point increase or decrease to the average interest rate on our variable rate debt instruments to illustrate the potential impact to interest expense of changes in interest rates. For the years ended December 31, 2022 and December 31, 2021, our analysis utilized a hypothetical 100 basis-point increase or decrease to market interest rates on our fixed rate debt instruments to illustrate the potential impact to fair value of changes in interest rates.

Similarly, for the same period, our analysis used a uniform and hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net income of changes in foreign exchange rates. These market risk instruments and the potential impacts to the consolidated statements of operations as presented below.

Market risk on variable-rate financial instruments. At December 31, 2022 and December 31, 2021, we maintained Senior Secured Credit Facilities comprised of a $225.0 million revolving credit facility and $2,000.0 million of term loans. The Credit Agreement (which governs the Senior Secured Credit Facilities) provides for borrowings at a rate per annum equal to, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, and (b) the prime rate announced by the Administrative Agent or (2) LIBOR plus (x) in the case of the Senior Secured Term Loans, 2.0% for base rate loans or 3.0% for LIBOR loans or (y) in the case of the Senior Secured Revolving Credit Facility, an applicable margin based on the Secured Leverage Ratio (defined in the Credit Agreement). The rate in effect for the outstanding Senior Secured Term Loan due 2026 was 7.274% per annum at December 31, 2022 and 3.103% per annum at December 31, 2021.

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At December 31, 2022, we had no variable-rate borrowings outstanding under our Senior Secured Revolving Credit Facilities and had an aggregate principal balance of $1,925.0 million outstanding under the Senior Secured Term Loan due 2026. A 100-basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facilities by $19.3 million during the year ended December 31, 2022.

At December 31, 2021, we had no variable-rate borrowings outstanding under our Senior Secured Revolving Credit Facilities and had an aggregate principal balance of $1,945.0 million outstanding under the Senior Secured Term Loan due 2026. A 100-basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facilities by $19.5 million during the year ended December 31, 2021.

Market risk on fixed-rate financial instruments. Included in long-term corporate borrowings at December 31, 2022 were principal amounts of $950.0 million of our First Lien Notes due 2029, $1,389.8 million of our Second Lien Notes due 2026, $400.0 million of our Odeon Notes due 2027, $98.3 million of our Notes due 2025, $55.6 million of our Notes due 2026, $125.5 million of our Notes due 2027, and £4.0 million ($4.8 million) of our Sterling Notes due 2024. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $47.5 million and $(45.4) million, respectively, during the year ended December 31, 2022.

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

Foreign Currency Exchange Rate Risk. We are also exposed to market risk arising from changes in foreign currency exchange rates arising from our International markets operations. International markets revenues and operating expenses are transacted in British Pounds, Euros, Swedish Krona and Norwegian Krone. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If any international subsidiary operates in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon the functional currencies in the International markets as of December 31, 2022, holding everything else constant, a hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net income (loss) of changes in foreign exchange rates would decrease the aggregate net loss of our International theatres for the year ended December 31, 2022 by approximately $26.2 million. Based upon the functional currencies in the International markets as of December 31, 2021, holding everything else constant, a hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net income (loss) of changes in foreign exchange rates would decrease the aggregate net loss of our International theatres for the year ended December 31, 2021 by approximately $22.0 million.

Our foreign currency translation rates decreased by approximately 11.0% for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Item 8. Financial Statements and Supplementary Data.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AMC Entertainment Holdings, Inc.

TO THE STOCKHOLDERS OF AMC ENTERTAINMENT HOLDINGS, INC.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) of the Exchange Act. With management’s participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of December 31, 2022, based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report that follows this report.

/s/ Adam M. Aron
Chairman of the Board, Chief Executive Officer and President

/s/ SEAN D. GOODMAN
Executive Vice President, International Operations, Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AMC Entertainment Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMC Entertainment Holdings, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes  (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

Impairment of long-lived assets
Description of the Matter

At December 31, 2022, the Company recorded impairment charges related to long-lived assets of $73.4 million and $59.7 million on theatres in the US and International markets, respectively. As discussed in Note 1 to the consolidated financial statements, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be fully recoverable. Asset groups are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The Company estimates the future undiscounted cash flows to be generated by the asset groups and compares those estimates to the carrying value of the related asset groups. If the carrying value exceeds the future undiscounted cash flows, the asset group may be impaired. If the asset group is determined to be impaired, the carrying value of the asset group is reduced to fair value as estimated by a discounted cash flow model, with the difference recorded as an impairment charge.

Auditing management’s long-lived asset impairment analysis was highly judgmental due to the estimation required in determining the undiscounted cash flows and related fair values of an impaired asset group. In particular, the cash flows were sensitive to significant assumptions such as admissions revenue expectations, long term growth rates, and discount rates.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s assessment of the projected undiscounted cash flows to be generated by asset groups, and cash flows used to determine fair value for certain asset groups. This included internal controls over management’s review of the significant assumptions underlying the undiscounted cash flow and fair value determination. We also tested management’s controls to validate that the data used in the analysis was complete and accurate.

To test the significant assumptions described above, we performed audit procedures that included testing the significant assumptions discussed above and the underlying data used by the Company in the analysis. We compared the significant assumptions used by the Company to current industry and economic trends. We performed a sensitivity analysis of the impact of certain assumptions on the estimates and recalculated management’s estimates. We also involved our valuation specialists to assist in our evaluation of the discount rate used in the fair value estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2020
Kansas City, Missouri
February 28, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AMC Entertainment Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited AMC Entertainment Holdings, Inc. internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AMC Entertainment Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022 and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Kansas City, Missouri
February 28, 2023

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(In millions, except share and per share amounts)	December 31, 2022	December 31, 2021	December 31, 2020

Revenues
Admissions	$2,201.4	$1,394.2	$712.1
Food and beverage	1,313.7	857.3	362.4
Other theatre	396.3	276.4	167.9
Total revenues	3,911.4	2,527.9	1,242.4
Operating costs and expenses
Film exhibition costs	1,051.7	607.7	322.7
Food and beverage costs	228.6	137.9	88.8
Operating expense, excluding depreciation and amortization below	1,528.4	1,141.8	856.0
Rent	886.2	828.0	884.1
General and administrative:
Merger, acquisition and other costs	2.1	13.7	24.6
Other, excluding depreciation and amortization below	207.6	226.6	156.7
Depreciation and amortization	396.0	425.0	498.3
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill	133.1	77.2	2,513.9
Operating costs and expenses	4,433.7	3,457.9	5,345.1
Operating loss	(522.3)	(930.0)	(4,102.7)
Other expense, net:
Other expense (income)	53.6	(87.9)	28.9
Interest expense:
Corporate borrowings	336.4	414.9	311.0
Finance lease obligations	4.1	5.2	5.9
Non-cash NCM exhibitor services agreement	38.2	38.0	40.0
Equity in loss (earnings) of non-consolidated entities	1.6	(11.0)	30.9
Investment expense (income)	14.9	(9.2)	10.1
Total other expense, net	448.8	350.0	426.8
Net loss before income taxes	(971.1)	(1,280.0)	(4,529.5)
Income tax provision (benefit)	2.5	(10.2)	59.9
Net loss	(973.6)	(1,269.8)	(4,589.4)
Less: Net loss attributable to noncontrolling interests	—	(0.7)	(0.3)
Net loss attributable to AMC Entertainment Holdings, Inc.	$(973.6)	$(1,269.1)	$(4,589.1)
Net loss per share attributable to AMC Entertainment Holdings, Inc.'s common stockholders:
Basic	$(0.93)	$(1.33)	$(19.58)
Diluted	$(0.93)	$(1.33)	$(19.58)
Average shares outstanding:
Basic (in thousands)	1,047,689	954,820	234,424
Diluted (in thousands)	1,047,689	954,820	234,424

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended
(In millions)	December 31, 2022	December 31, 2021	December 31, 2020

Net loss	$(973.6)	$(1,269.8)	$(4,589.4)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(59.8)	(78.9)	67.0
Realized loss on foreign currency transactions reclassified into investment expense (income), net of tax	—	(0.4)	1.9
Pension adjustments:
Net gain (loss) arising during the period	10.6	12.3	(4.1)
Other comprehensive income (loss):	(49.2)	(67.0)	64.8
Total comprehensive loss	(1,022.8)	(1,336.8)	(4,524.6)
Comprehensive loss attributable to noncontrolling interests	—	(0.9)	(0.1)
Comprehensive loss attributable to AMC Entertainment Holdings, Inc.	$(1,022.8)	$(1,335.9)	$(4,524.5)

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$631.5	$1,592.5
Restricted cash	22.9	27.8
Receivables, net	166.6	168.5
Other current assets	81.1	81.5
Total current assets	902.1	1,870.3
Property, net	1,719.2	1,962.5
Operating lease right-of-use assets, net	3,802.9	4,155.9
Intangible assets, net	147.3	153.4
Goodwill	2,342.0	2,429.8
Deferred tax asset, net	—	0.6
Other long-term assets	222.1	249.0
Total assets	$9,135.6	$10,821.5
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$330.5	$377.1
Accrued expenses and other liabilities	364.3	367.5
Deferred revenues and income	402.7	408.6
Current maturities of corporate borrowings	20.0	20.0
Current maturities of finance lease liabilities	5.5	9.5
Current maturities of operating lease liabilities	567.3	605.2
Total current liabilities	1,690.3	1,787.9
Corporate borrowings	5,120.8	5,408.0
Finance lease liabilities	53.3	63.2
Operating lease liabilities	4,252.7	4,645.2
Exhibitor services agreement	505.8	510.4
Deferred tax liability, net	32.1	31.3
Other long-term liabilities	105.1	165.0
Total liabilities	11,760.1	12,611.0
Commitments and contingencies
Stockholders’ deficit:
AMC Entertainment Holdings, Inc.'s stockholders' deficit:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; including Series A Convertible Participating Preferred Stock, 10,000,000 authorized, 7,245,872 issued and outstanding as of December 31, 2022; 5,139,791 issued and outstanding December 31, 2021, represented by AMC Preferred Equity Units, each representing a 1/100th interest in a share of Series A Convertible Participating Preferred Stock, of which 1,000,000,000 is authorized; 724,587,058 issued and outstanding as of December 31, 2022; 513,979,100 issued and outstanding as of December 31, 2021	0.1	0.1
Class A common stock $0.01 par value, 524,173,073 shares authorized; 516,838,912 shares issued and outstanding as of December 31, 2022; 513,979,100 shares issued and outstanding as of December 31, 2021)	5.2	5.1
Additional paid-in capital	5,045.1	4,857.4
Accumulated other comprehensive loss	(77.3)	(28.1)
Accumulated deficit	(7,597.6)	(6,624.0)
Total stockholders' deficit	(2,624.5)	(1,789.5)
Total liabilities and stockholders’ deficit	$9,135.6	$10,821.5

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2022	2021	2020
Cash flows from operating activities:
Net loss	$(973.6)	$(1,269.8)	$(4,589.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	396.0	425.0	498.3
(Gain) loss on extinguishment of debt	92.8	14.1	(93.6)
Deferred income taxes	1.7	(7.6)	64.0
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill	133.1	77.2	2,513.9
Gain on dispositions of Baltics	—	(5.5)	—
Unrealized loss on investments Hycroft	6.3	—	—
(Gain) loss on sale of NCM investments	13.5	(1.2)	—
Amortization of net premium on corporate borrowings to interest expense	(65.4)	(3.9)	(22.0)
Amortization of deferred financing costs to interest expense	12.6	23.3	14.2
PIK interest expense	—	116.2	73.4
Non-cash portion of stock-based compensation	22.5	43.1	25.4
Gain on disposition of assets	1.1	0.3	(17.4)
Loss on derivative asset and derivative liability	—	—	109.0
Equity in loss from non-consolidated entities, net of distributions	7.6	1.3	45.4
Landlord contributions	19.9	22.0	43.6
Other non-cash rent benefit	(26.6)	(24.9)	(4.9)
Deferred rent	(170.1)	(133.7)	3.4
Net periodic benefit cost (income)	(0.6)	(0.9)	1.8
Change in assets and liabilities:
Receivables	4.0	(82.7)	159.3
Other assets	2.3	(5.8)	76.8
Accounts payable	(40.4)	63.8	(176.4)
Accrued expenses and other liabilities	(39.2)	164.3	102.5
Other, net	(26.0)	(28.7)	43.2
Net cash used in operating activities	(628.5)	(614.1)	(1,129.5)
Cash flows from investing activities:
Capital expenditures	(202.0)	(92.4)	(173.8)
Proceeds from disposition of Baltics, net of cash and transaction costs	—	34.2	6.2
Acquisition of theatre assets	(17.8)	(8.2)	—
Proceeds from disposition of long-term assets	11.3	7.9	19.8
Proceeds from sale of securities	13.0	—	—
Investments in non-consolidated entities, net	(27.9)	(9.3)	(9.3)
Other, net	(0.6)	(0.4)	2.5
Net cash used in investing activities	(224.0)	(68.2)	(154.6)
Cash flows from financing activities:
Proceeds from issuance of First Lien Notes due 2029	950.0	—	—
Proceeds from issuance of Odeon Term Loan due 2023	—	534.3	—
Proceeds from First Lien Toggle Notes due 2026	—	100.0	—
Principal payments under First Lien Toggle Notes due 2026	(73.5)	(35.0)	—
Premium paid to extinguish First Lien Toggle Notes due 2026	(14.6)	(5.3)	—
Principal payments under Second Lien Notes due 2026	—	(1.0)	—
Proceeds from issuance of First Lien Notes due 2025	—	—	490.0
Proceeds from issuance of First Lien Notes due 2026	—	—	270.0
Principal payments under First Lien Notes due 2025	(500.0)	—	—
Premium paid to extinguish First Lien Notes due 2025	(34.5)	—	—
Principal payments under First Lien Notes due 2026	(300.0)	—	—
Premium paid to extinguish First Lien Notes due 2026	(25.6)	—	—

Repurchase of Second Lien Subordinated Debt 2026	(68.3)	—	—
Principal payments under Odeon Term Loan due 2023	(476.6)	—	—
Premium paid to extinguish Odeon Term Loan due 2023	(26.5)	—	—
Proceeds from issuance of Odeon Senior Secured Notes due 2027	368.0	—	—
Repurchase of Senior Subordinated Notes Due 2027	(1.6)	—	—
Repayments under revolving credit facilities	—	(335.0)	321.8
Scheduled principal payments under Term Loan due 2026	(20.0)	(20.0)	(20.0)
Net proceeds from Class A common stock issuance	—	1,570.7	264.7
Net proceeds from Class A common stock issuance to Mudrick	—	230.4	—
Net proceeds from AMC Preferred Equity Units issuance	220.4	—	—
Payments related to sale of noncontrolling interest	—	(0.4)	37.0
Principal payments under finance lease obligations	(9.4)	(9.0)	(6.2)
Cash used to pay for deferred financing costs	(26.1)	(19.9)	(15.4)
Cash used to pay dividends	(0.7)	—	(6.5)
Taxes paid for restricted unit withholdings	(52.3)	(19.1)	(5.1)
Net cash provided by (used in) financing activities	(91.3)	1,990.7	1,330.3
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(22.1)	(9.5)	(0.3)
Net increase (decrease) in cash and cash equivalents and restricted cash	(965.9)	1,298.9	45.9
Cash and cash equivalents and restricted cash at beginning of period	1,620.3	321.4	275.5
Cash and cash equivalents and restricted cash at end of period	$654.4	$1,620.3	$321.4
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (including amounts capitalized of $0.1 million, $0.2 and $1.1 million, respectively)	$379.0	$274.7	$237.5
Income taxes paid (received), net	$0.8	$(7.4)	(10.5)
Schedule of non-cash activities:
Investment in NCM	$15.0	$—	$5.2
Construction payables at period end	$36.3	$40.4	$18.2
AMC Preferred Equity Units issuance costs payable at year end	$2.8	$—	$—
Convertible Notes due 2026 conversion, see Note 8-Corporate Borrowings and Finance Lease Liabilities	$—	$600.0	$—
Mudrick transaction, see Note 8-Corporate Borrowings and Finance Lease Liabilities	$—	$—	$70.2
DCIP digital projectors transaction, see Note 6-Investments	$—	$—	$125.2

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Preferred Stock
			Series A Convertible	Depositary Shares					Accumulated
	Class A Voting		Participating	of AMC		Additional			Other	Accumulated	Total AMC		Total
	Class A and Class B Common Stock		Preferred Stock	Preferred Equity		Paid-in	Treasury Stock		Comprehensive	Earnings	Stockholders’	Noncontrolling	Equity
(In millions, except share and per share data)	Shares (1)	Amount	Shares (1)	Units (1)	Amount	Capital	Shares (1)	Amount	Income (Loss)	(Deficit)	Equity (Deficit)	Interests	(Deficit)
Balance December 31, 2019	103,849,861	$1.0	1,038,499	103,849,861	$0.1	$2,001.8	7,465,250	$(56.4)	$(26.1)	$(706.2)	$1,214.2	$—	$1,214.2
Cumulative effect adjustments for the adoption of new accounting principle (ASC 842)	—	—	—	—	—	—	—	—	—	(16.9)	(16.9)	—	(16.9)
Net loss	—	—	—	—	—	—	—	—	—	(4,589.1)	(4,589.1)	(0.3)	(4,589.4)
Other comprehensive income	—	—	—	—	—	—	—	—	64.6	—	64.6	0.2	64.8
Baltics noncontrolling capital contribution	—	—	—	—	—	(0.2)	—	—	0.2	—	—	27.0	27.0
Dividends declared:											—
Class A common stock, $0.015/share, net of forfeitures and reversal of dividend accrual for nonvested PSUs	—	—	—	—	—	—	—	—	—	(1.6)	(1.6)	—	(1.6)
Class B common stock, $0.015/share	—	—	—	—	—	—	—	—	—	(1.6)	(1.6)	—	(1.6)
AMC preferred equity units, $0.015/share	—	—	—	—	—	—	—	—	—	(1.6)	(1.6)	—	(1.6)
Class A common stock issuance	90,955,685	0.9	909,557	90,955,685	—	263.8	—	—	—	—	264.7	—	264.7
Exchange Offer Class A common stock issuance	5,000,000	0.1	50,000	5,000,000	—	20.1	—	—	—	—	20.2	—	20.2
Class A common stock issuance commitment and exchange shares	21,978,022	0.3	219,780	21,978,022	—	69.8	—	—	—	—	70.1	—	70.1
Derivative asset valuation allowance adjustment	—	—	—	—	—	—	—	—	—	(2.4)	(2.4)	—	(2.4)
Reclassification of derivative liability and derivative asset for Conversion Price Reset of Convertible Notes due 2026	—	—	—	—	—	89.9	—	—	—	(15.9)	74.0	—	74.0
Taxes paid for restricted unit withholdings	—	—	—	—	—	(5.1)	—	—	—	—	(5.1)	—	(5.1)
Stock-based compensation	2,549,465	—	25,494	2,549,465	—	25.4	—	—	—	—	25.4	—	25.4
Balance December 31, 2020	224,333,033	$2.3	2,243,330	224,333,033	$0.1	$2,465.5	7,465,250	$(56.4)	$38.7	$(5,335.3)	$(2,885.1)	$26.9	$(2,858.2)
Net loss	—	—	—	—	—	—	—	—	—	(1,269.1)	(1,269.1)	(0.7)	(1,269.8)
Other comprehensive loss	—	—	—	—	—	—	—	—	(65.9)	—	(65.9)	(0.2)	(66.1)
Baltics noncontrolling capital contribution	—	—	—	—	—	0.2	—	—	—	—	0.2	(4.0)	(3.8)
100% liquidation of Baltics	—	—	—	—	—	—	—	—	(0.9)	—	(0.9)	(22.0)	(22.9)
Class A common stock, accrued dividend equivalent adjustment	—	—	—	—	—	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Class A common stock issuance	241,616,293	2.3	2,416,163	241,616,293	—	1,531.3	(7,465,250)	56.4	—	(19.3)	1,570.7	—	1,570.7
Class A common stock issuance to Mudrick	8,500,000	0.1	85,000	8,500,000	—	230.3	—	—	—	—	230.4	—	230.4
Convertible Notes due 2026 stock conversion	44,422,860	0.4	444,229	44,422,860	—	606.1	—	—	—	—	606.5	—	606.5
Wanda forfeit and cancellation of Class B shares	(5,666,000)	—	(56,660)	(5,666,000)	—	—	—	—	—	—	—	—	—
Taxes paid for restricted unit withholdings	—	—	—	—	—	(19.1)	—	—	—	—	(19.1)	—	(19.1)
Stock-based compensation	772,914	—	7,729	772,914	—	43.1	—	—	—	—	43.1	—	43.1
Balance December 31, 2021	513,979,100	$5.1	5,139,791	513,979,100	$0.1	$4,857.4	—	$—	$(28.1)	$(6,624.0)	$(1,789.5)	$—	$(1,789.5)
Net loss	—	—	—	—	—	—	—	—	—	(973.6)	(973.6)	—	(973.6)
Other comprehensive loss	—	—	—	—	—	—	—	—	(49.2)	—	(49.2)	—	(49.2)
AMC Preferred Equity Units issuance	—	—	2,077,482	207,748,146	—	217.6	—	—	—	—	217.6	—	217.6
Taxes paid for restricted unit withholdings	—	—	—	—	—	(52.3)	—	—	—	—	(52.3)	—	(52.3)
Stock-based compensation	2,859,812	0.1	28,599	2,859,812	—	22.4	—	—	—	—	22.5	—	22.5
Balance December 31, 2022	516,838,912	$5.2	7,245,872	724,587,058	$0.1	$5,045.1	—	$—	$(77.3)	$(7,597.6)	$(2,624.5)	$—	$(2,624.5)

—————————————————

(1)	Share counts have been retroactively adjusted to reflect the effect of the stock split.

See Notes to Consolidated Financial Statements

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2022, 2021, 2020

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

Temporarily Suspended or Limited Operations. During the first quarter of 2020, the Company temporarily suspended theatre operations in its U.S. markets and International markets in compliance with local, state, and federal governmental restrictions and recommendations on social gatherings to prevent the spread of COVID-19 and as a precaution to help ensure the health and safety of the Company’s guests and theatre staff. As of March 17, 2020, all of the Company’s U.S. and International theatre operations were temporarily suspended. The Company resumed limited operations in the International markets in early June 2020 and limited operations in the U.S. markets in late August 2020. A COVID-19 resurgence during the fourth quarter of 2020 resulted in additional local, state, and federal governmental restrictions and many previously reopened theatres in International markets temporarily suspended operations again. The following table summarizes theatre operations for the Company in 2021:

	As of	As of	As of	As of
	January 1,	March 31,	June 30,	September 30,
Theatre Operations:	2021	2021	2021	2021
Percentage of theatres operated - Domestic	66.8%	99.2%	99.8%	99.8%
Percentage of theatres operated - International	30.3%	27.3%	94.9%	99.2%
Percentage of theatres operated - Consolidated	52.9%	72.2%	98.0%	99.6%

During the year ended December 31, 2022, the Company operated essentially 100% of all its U.S. and International theatres. As of December 31, 2022 and 2021, there were no restrictions on operations in any of the U.S. or International theatres.

Liquidity. As of December 31, 2022, the Company has cash and cash equivalents of approximately $631.5 million and $211.2 million unused borrowing capacity, net of letters of credit, under the $225.0 million Senior Secured Revolving Credit Facility. In response to the COVID-19 pandemic, the Company adjusted certain elements of its business strategy and took significant steps to preserve cash. The Company is continuing to take significant measures to further strengthen its financial position and enhance its operations, by eliminating non-essential costs, including reductions to its variable costs and elements of its fixed cost structure, introducing new initiatives, and optimizing its theatrical footprint.

Additionally, the Company enhanced liquidity through debt refinancing that extended maturities, purchases of debt below par value, and equity sales. See Note 8—Corporate Borrowings and Finance Lease Liabilities, Note 9—Stockholders’ Equity, and Note 16—Subsequent Events for further information.

The table below summarizes net decrease in cash and cash equivalents and restricted cash by quarter for the year ended December 31, 2022:

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31
(In millions)	2022	2022	2022	2022	2022
Cash flows from operating activities:
Net cash used in operating activities	$(295.0)	$(76.6)	$(223.6)	$(33.3)	$(628.5)
Cash flows from investing activities:
Net cash used in investing activities	(54.9)	(48.0)	(50.8)	(70.3)	(224.0)
Cash flows from financing activities:
Net cash provided by (used in) financing activities	(76.3)	(59.7)	0.5	44.2	(91.3)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5.5)	(16.4)	(8.2)	8.0	(22.1)
Net decrease in cash and cash equivalents and restricted cash	(431.7)	(200.7)	(282.1)	(51.4)	(965.9)
Cash and cash equivalents and restricted cash at beginning of period	1,620.3	1,188.6	987.9	705.8	1,620.3
Cash and cash equivalents and restricted cash at end of period	$1,188.6	$987.9	$705.8	$654.4	$654.4

The Company’s net cash provided by (used in) operating activities improved by $341.5 million during the three months ended March 31, 2022 compared to the three months ended December 31, 2021, $218.4 million during the three months ended June 30, 2022 compared to the three months ended March 31, 2022, deteriorated by $(147.0) million during the three months ended September 30, 2022 compared to the three months ended June 30, 2022, and improved by $190.3 million during the three months ended December 31, 2022 compared to September 30, 2022. The improvement is primarily attributable to working capital changes, partially offset by an increased net loss during the three months ended December 31, 2022. The Company has also continued to repay rent amounts that were deferred during the pandemic, which increases its cash outflows from operating activities. See Note 3—Leases for a summary of the estimated future repayment terms for the remaining $157.2 million of rentals that were deferred during the COVID-19 pandemic.

The Company’s net cash provided by (used in )investing activities included:

●	$34.8 million of capital expenditures and $27.9 million of investments in non-consolidated entities, partially offset by proceeds from the disposition of long-term assets of $7.2 million during the three months ended March 31, 2022;
●	$40.4 million of capital expenditures, $17.8 million for the acquisition of theatres, partially offset by proceeds of $11.4 million from the sale of securities in conjunction with the liquidation of a non-qualified deferred compensation plan during the three months ended June 30, 2022;
●	$54.5 million of capital expenditures, partially offset by proceeds from disposition of long-term assets $3.6 million during the three months ended September 30, 2022; and
●	$72.3 million of capital expenditures, partially offset by $0.5 million of proceeds from disposition of long-term assets and $1.5 million of proceeds from the sale of NCM shares during the three months ended December 31, 2022.

The Company’s net cash provided by (used in) financing activities included:

●	$955.7 million of principal and premium payments, $52.2 million of taxes paid for restricted unit withholdings, and $17.7 million of cash used to pay for deferred financing costs, partially offset by proceeds from the Company’s debt issuances of $950.0 million during the three months ended March 31, 2022;
●	$57.9 million of principal and premium payments, $1.8 million of cash used to pay for deferred financing costs and $0.7 million of AMC Preferred Equity Unit issuance during the three months ended June 30, 2022;

●	$7.4 million principal payments and $0.5 million of cash used to pay deferred financing costs, partially offset by $8.5 million of net proceeds from AMC Preferred Equity Units issuance during the three months ended September 30, 2022; and
●	$529.5 million of principal and premium payments and $6.9 million of cash used to pay for deferred financing costs, partially offset by proceeds from the Company’s debt issuance of $368.0 million and $212.6 million of net proceeds from AMC Preferred Equity Units issuance during the three months ended December 31, 2022.

The table below summarizes net increase (decrease) in cash equivalents and restricted cash by quarter for the year ended December 31, 2021:

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
(In millions)	2021	2021	2021	2021	2021
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(312.9)	$(233.8)	$(113.9)	$46.5	$(614.1)
Cash flows from investing activities:
Net cash provided by (used in) investing activities	(16.0)	13.5	(28.8)	(36.9)	(68.2)
Cash flows from financing activities:
Net cash provided by (used in) financing activities	854.7	1,212.2	(48.3)	(27.9)	1,990.7
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5.1)	5.6	(8.4)	(1.6)	(9.5)
Net increase (decrease) in cash and cash equivalents and restricted cash	520.7	997.5	(199.4)	(19.9)	1,298.9
Cash and cash equivalents and restricted cash at beginning of period	321.4	842.1	1,839.6	1,640.2	321.4
Cash and cash equivalents and restricted cash at end of period	$842.1	$1,839.6	$1,640.2	$1,620.3	$1,620.3

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

The Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations, satisfy its obligations, including cash outflows to repay rent amounts that were deferred during the COVID-19 pandemic and planned capital expenditures, and comply with minimum liquidity and financial covenant requirements under its debt covenants related to borrowings pursuant to the Senior Secured Revolving Credit Facility for at least the next twelve months. In order to achieve net positive operating cash flows and long-term profitability, the Company believes that operating revenues and attendance levels will need to increase significantly from 2021 and 2022 levels to levels in line with pre-COVID-19 operating revenues. The Company believes the anticipated volume of titles available for theatrical release, and the anticipated broad appeal of many of those titles will support increased operating revenues and attendance levels. The Company believes that recent operating revenues attendance levels are positive signs of continued demand for the moviegoing experience. Total revenues for the years ended December 31, 2022, 2021, and 2020 were $3.9 billion, $2.5 billion, and $1.2 billion, respectively, compared to $5.5 billion for the year ended December 31, 2019. For the years ended December 31, 2022, 2021, and 2020 attendance was 201.0 million patrons, 128.5 million patrons, and 75.2 million patrons, respectively, compared to 356.4 million patrons for the year ended December 31, 2019. Moreover, it is difficult to predict future operating revenues and attendance levels and there remain significant risks that may negatively impact operating revenues and attendance, including movie studios release schedules, the production and theatrical release of fewer films compared to levels before the onset of the COVID-19 pandemic, and direct to streaming or other changing movie studio practices.

The Company entered the Ninth Amendment pursuant to which the requisite revolving lenders party thereto agreed to extend the fixed date for the termination of the suspension period for the financial covenant (the secured leverage ratio) applicable to the Senior Secured Revolving Credit Facility from March 31, 2021 to March 31, 2022, which was further extended by the Eleventh Amendment and the Twelfth Amendment from March 31, 2022 to March 31, 2023, and then from March 31, 2023 to March 31, 2024, respectively, in each case, as described, and on the terms and conditions specified, therein. As of December 31, 2022, the Company was subject to a minimum liquidity requirement of $100 million as a condition to the Extended Covenant Suspension Period (as defined in Note 8—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof). The current maturity date of the Senior Secured Revolving Credit Facility is April 22, 2024; since the financial covenant applicable to the Senior Secured Revolving Credit Facility is tested as of the last day of any fiscal quarter for which financial statements have been (or were required to have been) delivered, the financial covenant has been effectively suspended through maturity of the Senior Secured Revolving Credit Facility.

The 11.25% Odeon Term Loan Facility due 2023 (“Odeon Term Loan Facility”) was to mature on August 19, 2023, during the third fiscal quarter of the Company’s next calendar year. On October 20, 2022, the Company completely repaid the Odeon Term Loan Facility using existing cash and $363.0 million net proceeds from the issuance of Odeon Notes due 2027.

The Company may, at any time and from time to time, seek to retire or purchase debt through cash purchases and/or exchanges for equity (including AMC Preferred Equity Units) or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as it may determine, and will depend on prevailing market conditions, its liquidity requirements, contractual restrictions and other factors. The amounts involved may be material and to the extent equity is used, dilutive. During the year ended December 31, 2022, the Company repurchased $118.3 million aggregate principal of the Second Lien Notes due 2026 for $68.3 million and recorded a gain on extinguishment of $75.0 million in other expense (income). Additionally, during the year ended December 31, 2022, the Company repurchased $5.3 million aggregate principal of the Senior Subordinated Notes due 2027 for $1.6 million and recorded a gain on extinguishment of $3.7 million in other expense (income). Accrued interest of $4.5 million was paid in connection with the repurchases. See Note 8—Corporate Borrowings and Finance Lease Liabilities for more information.

The Company received rent concessions provided by the lessors that aided in mitigating the economic effects of COVID-19 during the pandemic. These concessions primarily consisted of rent abatements and the deferral of rent payments. As a result, deferred lease amounts were approximately $157.2 million as of December 31, 2022. Including repayments of deferred lease amounts, the Company’s cash expenditures for rent increased significantly during the year ended December 31, 2022 compared to the year ended December 31, 2021. See Note 3—Leases for a summary of the estimated future repayment terms for the deferred lease amounts due to COVID-19 and also a summary of the estimated future repayment terms for the minimum operating lease and finance lease amounts.

It is very difficult to estimate the Company’s liquidity requirements, future cash burn rates, future operating revenues, and attendance levels. Depending on the Company’s assumptions regarding the timing and ability to achieve significantly increased levels of operating revenue, the estimates of amounts of required liquidity vary significantly. In order to achieve net positive operating cash flows and long-term profitability, the Company believes that operating revenues will need to increase significantly to levels in line with pre-COVID-19 operating revenues. The Company’s current cash burn rates are not sustainable. Further, the Company cannot accurately predict what future changes may occur to the supply or release date of movie titles available for theatrical exhibition once moviegoers are prepared to return in large numbers. Nor can the Company know with certainty the impact on consumer movie-going behavior of studios who release movies to theatrical exhibition and their streaming platforms on the same date, or the potential attendance impact of other studio decisions to accelerate in-home availability of their theatrical movies. Studio negotiations regarding evolving theatrical release models and film licensing terms are ongoing. There can be no assurance that the operating revenues, attendance levels, and other assumptions used to estimate our liquidity requirements and future cash burn rates will be correct, and our ability to be predictive is uncertain due to limited ability to predict studio film release dates and success of individual titles. Further, there can be no assurances that the Company will be successful in generating the additional liquidity necessary to meet the Company’s obligations beyond twelve months from the issuance of these financial statements on terms acceptable to the Company or at all. If the Company is unable to maintain or renegotiate our minimum liquidity covenant requirements, it could have a significant adverse effect on the Company’s business, financial condition and operating results.

AMC Preferred Equity Units. On August 4, 2022, the Company announced that its Board of Directors declared a special dividend of one AMC Preferred Equity Unit (an “AMC Preferred Equity Unit”) for each share of Class A common stock outstanding at the close of business August 15, 2022, the record date. The dividend was paid at the close of business August 19, 2022 to investors who held Class A common shares as of August 22, 2022, the ex-dividend date.

Each AMC Preferred Equity Unit is a depositary share and represents an interest in one one-hundredth (1/100th) of a share of Series A Convertible Participating Preferred Stock evidenced by a depositary receipt pursuant to a deposit agreement. The Company has 50,000,000 Preferred Stock shares authorized, 10,000,000 of which have currently been allocated and 7,245,872 have been issued under the depositary agreement as Series A Convertible Participating Preferred Stock, leaving 40,000,000 unallocated Preferred Stock shares. Each AMC Preferred Equity Unit is designed to have the same economic and voting rights as a share of Class A common stock. Trading of the AMC Preferred Equity Units on the NYSE began on August 22, 2022 under the ticker symbol “APE”. Due to the characteristics of the AMC Preferred Equity Units, the special dividend had the effect of a stock split pursuant to ASC 505-20-25-4. Accordingly, all references made to share, per share or common share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the special stock dividend as a stock split. See Note 9–Stockholders’ Equity and Note 15–Loss Per Share.

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

The Company recognizes income from non-redeemed or partially redeemed gift cards in proportion to the pattern of rights exercised by the customer (“proportional method”) where it applies an estimated non-redemption rate for its gift card sales channels, which range from 13% to 19% of the current month sales of gift cards, and the Company recognizes in other theatre revenues the total amount of expected income for non-redemption for that current month’s sales as income over the next 24 months in proportion to the pattern of actual redemptions. The Company has determined its non-redeemed rates and redemption patterns using more than 10 years of accumulated data. The Company also recognizes income from non-redeemed or partially redeemed exchange tickets using the proportional method. In the International markets, certain exchange tickets are subject to expiration dates, which triggers recognition of non-redemption in other revenues.

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

Film Exhibition Costs. Film exhibition costs are accrued based on the applicable box office receipts and estimates of the final settlement to the film licensors. Film exhibition costs include certain advertising costs. As of December 31, 2022 and December 31, 2021, the Company recorded film payables of $123.8 million and $150.3 million, respectively, which are included in accounts payable in the accompanying consolidated balance sheets.

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

AMC Stubs® A-List is the Company’s monthly subscription-based tier of the AMC Stubs® loyalty program. This program offers guests admission to movies at AMC up to three times per week including multiple movies per day and repeat visits to already seen movies from $19.95 and $24.95 per month depending upon geographic market. Revenue is recognized ratably over the enrollment period.

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

Advertising Costs. The Company expenses advertising costs as incurred and does not have any direct-response advertising recorded as assets. Advertising costs were $28.0 million, $28.4 million, and $10.7 million for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively, and are recorded in operating expense in the accompanying consolidated statements of operations.

Cash and Cash Equivalents. All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents. At December 31, 2022, cash and cash equivalents for the U.S. markets and International markets were $508.0 million and $123.5 million, respectively, and at December 31, 2021, cash and cash equivalents were $1,311.4 million and $281.1 million, respectively.

Restricted Cash. Restricted cash is cash held in the Company's bank accounts in International markets as a guarantee for certain landlords. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statements of Cash Flows.

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	$631.5	$1,592.5	$308.3
Restricted cash	22.9	27.8	13.1
Total cash, cash equivalents and restricted cash in the statement of cash flows	$654.4	$1,620.3	$321.4

Derivative Asset and Liability. Prior to September 14, 2020, the Company remeasured the derivative asset related to its contingent call option to acquire shares of its Class B common stock at no additional cost and the derivative liability related to the conversion feature in its Convertible Notes due 2026 at fair value each reporting period until the conversion price reset on September 14, 2020, with changes in fair value recorded in the consolidated statements of operations in other expense (income). The Company obtained independent third-party valuation studies to assist in determining fair value. The Company’s valuation studies used a Monte Carlo simulation approach and were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. The Company’s Common Stock price at the end of each reporting period as well as the remaining amount of time until expiration for the contingent call option and conversion feature were key inputs for the estimation of fair value that were expected to change each reporting period. The Company recorded other expense (income) related to derivative asset fair value adjustments of $0 million, $0 million and $19.6 million, during the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively, and other expense (income) related to derivative liability fair value adjustments of $0 million, $0 million, and $89.4 million, during the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively. See Note 8—Corporate Borrowings and Finance Lease Liabilities and Note 9—Stockholders’ Equity for further discussions.

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

The Company first assesses the qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. During the year ended December 31, 2020, the Company recorded impairment losses related to definite-lived intangible assets of $14.4 million in the U.S. markets and indefinite-lived intangible assets of $15.2 million in the International markets. There were no intangible asset impairment charges incurred during the years ended December 31, 2022 and December 31, 2021.

Investments. The Company accounts for its investments in non-consolidated entities using either the cost or equity methods of accounting as appropriate, and has recorded the investments within other long-term assets in its consolidated balance sheets. Equity earnings and losses are recorded when the Company’s ownership interest provides the Company with significant influence. The Company follows the guidance in ASC 323-30-35-3, investment in a limited liability company, which prescribes the use of the equity method for investments where the Company has significant influence. The Company classifies gains and losses on sales of investments or impairments accounted for using the cost method in investment expense (income). Gains and losses on cash sales are recorded using the weighted average cost of all interests in the investments. Gains and losses related to non-cash negative common unit adjustments are recorded using the weighted average cost of those units in NCM. See Note 6—Investments for further discussion of the Company’s investments in NCM. As of December 31, 2022, the Company holds equity method investments comprised of a 18.3% interest in SV Holdco LLC (“SV Holdco”), a joint venture that markets and sells cinema advertising and promotions through Screenvision; a 50.0% interest in Digital Cinema Media Ltd. (“DCM”), a joint venture that provides advertising services in International markets; a 32.0% interest in AC JV, LLC (“AC JV”), a joint venture that owns Fathom Events offering alternative content for motion picture screens; a 14.6% interest in Digital Cinema Distribution Coalition, LLC (“DCDC”), a satellite distribution network for feature films and other digital cinema content; a 10.0% interest in Saudi Cinema Company, LLC (“SCC”); a 50% ownership interest in three U.S. motion picture theatres and approximately 50% ownership interest in 57 theatres in Europe. Indebtedness held by equity method investees is non-recourse to the Company. In 2020, the Company early adopted the amendments in S-X Rule 1-02(w) related to significant subsidiary tests of nonconsolidated entities.

Goodwill. The Company’s recorded goodwill was $2,342.0 million and $2,429.8 million as of December 31, 2022 and December 31, 2021, respectively. Goodwill represents the excess of purchase price over fair value of net tangible and identifiable intangible assets related to the acquisition of Holdings by Wanda on August 30, 2012 and subsequent theatre business acquisitions. The Company evaluates goodwill recorded at the Company’s two reporting units (Domestic Theatres and International Theatres). Also, the Company evaluates goodwill and its indefinite-lived trademark and trade names for impairment annually as of the beginning of the fourth quarter and any time an event occurs or circumstances change that would more likely than not reduce the fair value for a reporting unit below its carrying amount.

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

Qualitative impairment tests. The Company performed a qualitative impairment test to evaluate whether it is more likely than not that the fair value of each reporting unit was less than their respective carrying amount as of its annual assessment date, October 1st. The Company concluded that it was not more likely than not that the fair value of either of the Company’s two reporting units had been reduced below their respective carrying amounts at the annual assessment date for 2021 or 2022. The Company concluded that there were no triggering events that had occurred between the annual assessment date and December 31, 2022.

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

Accounts Payable. Under the Company’s cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified within accounts payable in the balance sheet. The change in book overdrafts are reported as a component of operating cash flows for accounts payable as they do not represent bank overdrafts. The amount of these checks included in accounts payable as of December 31, 2022 and December 31, 2021 was $2.2 million and $3.6 million, respectively.

Leases. The Company leases theatres and equipment under operating and finance leases. The majority of the Company’s operations are conducted in premises occupied under lease agreements with initial base terms ranging generally from 12 to 15 years, with certain leases containing options to extend the leases for up to an additional 20 years.

The Company typically does not believe that the exercise of the renewal options is reasonably assured at the inception of the lease agreements and, therefore, considers the initial base term as the lease term. Lease terms vary but generally, the leases provide for fixed and escalating rentals, contingent escalating rentals based on the Consumer Price Index and other indexes not to exceed certain specified amounts and variable rentals based on a percentage of revenues. The Company often receives contributions from landlords for renovations at existing locations. The Company records the amounts received from landlords as an adjustment to the right-of-use asset and amortizes the balance as a reduction to rent expense over the base term of the lease agreement.

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

Impairment of Long-lived Assets. The Company reviews long-lived assets, including definite-lived intangibles and theatre assets (including operating lease right-of-use assets) whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be fully recoverable. The Company identifies impairments related to internal use software when management determines that the remaining carrying value of the software will not be realized through future use. The Company evaluates events or circumstances, including competition in the markets where it operates, that would indicate the carrying value of the asset groups may not be fully recoverable. If an event or circumstance is identified indicating carrying value may not be recoverable, the sum of future undiscounted cash flows is compared to the carrying value. If the carrying value exceeds the future undiscounted cash flows, the asset group may be impaired. If the asset group is determined to be impaired, the carrying value of the asset group is reduced to fair value as estimated by a discounted cash flow model, with the difference recorded as an impairment charge. Asset groups are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The Company evaluates theatres using historical and projected data of theatre level cash flow as its primary indicator of potential impairment and considers the seasonality of its business when making these evaluations. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows, adjusted as necessary for market participant factors.

There is considerable management judgment necessary to determine the estimated future cash flows and fair values of the Company’s theatres and other long-lived assets, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy, see Note 12—Fair Value Measurements.

The following table summarizes the Company’s assets that were impaired:

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2022	2021	2020
Impairment of long-lived assets	$133.1	$77.2	$177.9
Impairment of definite-lived intangible assets	—	—	14.4
Impairment of indefinite-lived intangible assets	—	—	15.2
Impairment of goodwill (1)	—	—	2,306.4
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill	133.1	77.2	2,513.9
Impairment of equity method investments recorded in equity in (earnings) loss of non-consolidated entities	—	—	8.6
Impairment of other assets recorded in investment expense (income)	—	—	15.9
Total impairment loss	$133.1	$77.2	$2,538.4
(1)	See Note 5—Goodwill and Intangible Assets for information regarding goodwill impairment.

During the year ended December 31, 2022, the Company recorded non-cash impairment of long-lived assets of $73.4 million on 68 theatres in the U.S. markets with 817 screens (in Alabama, Arkansas, Arizona, California, Connecticut, District of Columbia, Florida, Georgia, Iowa, Illinois, Indiana, Kentucky, Louisiana, Massachusetts, Maryland, Michigan, Minnesota, Missouri, North Carolina, North Dakota, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Utah, West Virginia, and Wisconsin) and $59.7 million on 53 theatres in the International markets with 456 screens (in Germany, Italy, Spain, Sweden, and the UK), which were related to property, net and operating lease right-of-use assets, net.

During the year ended December 31, 2021, the Company recorded non-cash impairment of long-lived assets of $61.3 million on 77 theatres in the U.S. markets with 805 screens and $15.9 million on 14 theatres in the International markets with 118 screens, which were related to property, net and operating lease right-of-use assets, net.

During the year ended December 31, 2020, the Company recorded non-cash impairment of long-lived assets of $152.2 million on 101 theatres in the U.S. markets with 1,139 screens and $25.4 million on 37 theatres with 340 screens, which were related to property, net and operating lease right-of-use assets, net. During the year ended December 31, 2020, the Company recorded impairment losses related to definite-lived intangible assets of $14.4 million in the U.S. markets. For indefinite-lived intangible asset, the Company recorded impairment charges related to the Odeon trade name of $12.5 million and Nordic trade names of $2.7 million during the year ended December 31, 2020. During the year ended December 31, 2020, the Company recorded impairment losses in the International markets related to equity method investments of $8.6 million in equity in (earnings) loss of non-consolidated entities. In addition, during the year ended December 31, 2020, the Company recorded impairment losses of $15.9 million within investment expense (income), related to equity interest investments without a readily determinable fair value accounted for under the cost method in the U.S. markets.

Foreign Currency Translation. Operations outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average rates of exchange. The resultant translation adjustments are included in foreign currency translation adjustment, a separate component of accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in net earnings (loss), except those intercompany transactions of a long-term investment nature. If the Company substantially liquidates its investment in a foreign entity, any gain or loss on currency translation or transaction balance recorded in accumulated other comprehensive loss is recorded as part of a gain or loss on disposition.

Employee Benefit Plans. The Company sponsors frozen non-contributory qualified and non-qualified defined benefit pension plans in the U.S. and frozen defined benefit pension plans in the U.K. and Sweden. The Company also sponsors a postretirement deferred compensation plan, which was terminated on May 3, 2021 and liquidated during 2022, and also various defined contribution plans.

The following table sets forth the plans’ benefit obligations and plan assets and the accrued liability for benefit costs included in the consolidated balance sheets:

	U.S. Pension Benefits		International Pension Benefits
	Year Ended		Year Ended
(In millions)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Aggregated projected benefit obligation at end of period (1)	$(79.7)	$(111.5)	$(66.8)	$(125.0)
Aggregated fair value of plan assets at end of period	59.2	84.3	73.1	126.0
Net (liability) asset for benefit cost - funded status	$(20.5)	$(27.2)	$6.3	$1.0
(1)	At December 31, 2022 and December 31, 2021, U.S. aggregated accumulated benefit obligations were $79.7 million and $111.5 million, respectively, and International aggregated accumulated benefit obligations were $66.8 million and $125.0 million, respectively.

The Company does not expect to make a material contribution to the U.S. pension plans during the year ended December 31, 2022. The Company intends to make future cash contributions to the plans in an amount necessary to meet minimum funding requirements according to applicable benefit plan regulations.

The weighted-average assumptions used to determine benefit obligations are as follows:

	U.S. Pension Benefits		International Pension Benefits
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Discount rate	4.97%	2.66%	4.82%	1.79%
Rate of compensation increase	N/A	N/A	2.19%	2.28%

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	U.S. Pension Benefits			International Pension Benefits
	Year Ended			Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2022	2021	2020	2022	2021	2020
Discount rate	2.66%	2.26%	3.07%	1.79%	1.78%	1.97%
Weighted average expected long-term return on plan assets	6.56%	6.57%	6.70%	1.57%	1.28%	2.15%
Rate of compensation increase	N/A	N/A	N/A	2.28%	2.29%	2.27%

The offset to the pension liability is recorded in equity as a component of accumulated other comprehensive (income) loss. For further information, see Note 14—Accumulated Other Comprehensive Income (Loss) for pension amounts and activity recorded in accumulated other comprehensive income.

For the years ended December 31, 2022, December 31, 2021, and December 31, 2020, net periodic benefit costs (credits) were $(0.6) million, $(0.9) million, and $1.8 million, respectively. The non-operating component of net periodic benefit costs is recorded in other expense (income) in the consolidated statements of operations. During the year ended December 31, 2020, before the Sweden pension benefit plan was frozen, the service cost component of net periodic benefit cost was recorded in general and administrative other.

The following table provides the benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter:

(In millions)	U.S. Pension Benefits	International Pension Benefits
2023	$4.6	$3.0
2024	4.5	3.1
2025	4.7	3.1
2026	4.9	3.2
2027	5.0	3.3
Years 2028 - 2031	26.9	17.8

The Company’s investment objectives for its U.S. defined benefit pension plan investments are: (1) to preserve the value of its principal; (2) to maximize a real long-term return with respect to the plan assets consistent with minimizing risk; (3) to achieve and maintain adequate asset coverage for accrued benefits under the plan; and (4) to maintain sufficient liquidity for payment of the plan obligations and expenses. The Company uses a diversified allocation of equity, debt, commodity and real estate exposures that are customized to the plan’s cash flow benefit needs. A weighted average targeted allocation percentage is assigned to each asset class as follows: equity securities of 37%, debt securities of 59%, and private real estate of 4%. The International pension benefit plans do not have an established asset target allocation.

Investments in the pension plan assets are measured at fair value on a recurring basis. As of December 31, 2022, for the U.S. investment portfolio, 90% were valued using the net asset value per share (or its equivalent) as a practical expedient and 10% of the investment included pooled separate accounts valued using market prices for the underlying instruments that were observable in the market or could be derived by observable market data from independent external valuation information (Level 2 of the fair value hierarchy). As of December 31, 2022, for the International investment portfolio 1% consisting of cash and equivalents was valued using quoted market prices from actively traded markets (Level 1 of the fair value hierarchy), 38% included mutual funds and collective trust funds valued using market prices for the underlying instruments that were observable in the market or could be derived by observable market data from independent external valuation information (Level 2 of the fair value hierarchy) and 61% were valued using the net asset value per share (or its equivalent) as a practical expedient.

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

Casualty Insurance. The Company is self-insured for general liability up to $1.0 million per occurrence and carries a $0.5 million deductible limit per occurrence for workers’ compensation claims. The Company utilizes actuarial projections of its ultimate losses to calculate its reserves and expense. The actuarial method includes an allowance for adverse developments on known claims and an allowance for claims which have been incurred but which have not yet been reported. As of December 31, 2022 and December 31, 2021, the Company recorded casualty insurance reserves of $30.7 million and $34.6 million, respectively. The Company recorded expenses related to general liability and workers’ compensation claims of $49.8 million, $37.1 million, and $32.8 million for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively. Casualty insurance expense is recorded in operating expense.

Government Assistance. The Company recognizes government assistance when the conditions of the grant have been met and there is reasonable assurance that the assistance will be received. Grants relating to specific costs are treated as a reduction of that cost in the consolidated statement of operations. General grants are recorded within other expense (income). Grants related to the construction of long-lived assets are treated as reductions to the cost of the associated assets. During the year ended December 31, 2022 the Company recognized government assistance in other income of $25.8 million, primarily related to grants in Italy and Germany. The general requirements of the grants were that the grantees must have lost income due to the COVID-19 pandemic. In Germany, the grants can potentially be subject to a final audit, however the Company believes the risk of claw-back is remote and therefore have recognized the entire award received. Additionally, the Company recognized $1.9 million of government assistance as reduction to property, net during the twelve months ended December 31, 2022. The assistance relates to the construction of capital assets related to the innovation, modernization, and digitalization of the theatrical exhibition industry.

Other Expense (Income): The following table sets forth the components of other expense (income):

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2022	2021	2020
Derivative liability fair value adjustment for embedded conversion feature in the Convertible Notes	$—	$—	$89.4
Derivative asset fair value adjustment for contingent call option related to the Class B common stock purchase and cancellation agreement	—	—	19.6
Credit losses (income) related to contingent lease guarantees	(0.2)	(5.7)	15.0
Governmental assistance due to COVID-19 - International markets	(23.0)	(81.5)	(38.6)
Governmental assistance due to COVID-19 - U.S. markets	(2.8)	(5.6)	—
Foreign currency transaction gains	(12.3)	(9.8)	(2.8)
Non-operating components of net periodic benefit cost (income)	(0.6)	(0.7)	1.1
Loss on extinguishment - First Lien Notes due 2025	47.7	—	—
Loss on extinguishment - First Lien Notes due 2026	54.4	—	—
Loss on extinguishment - First Lien Toggle Notes due 2026	32.9	14.4	—
Gain on extinguishment - Second Lien Notes due 2026	(75.0)	—	(93.6)
Gain on extinguishment - Senior Subordinated Notes due 2027	(3.7)	—	—
Loss on debt extinguishment - Odeon Term Loan Facility	36.5	—	—
Financing fees related to modification of debt	—	1.0	39.3
Business interruption insurance recoveries	(0.3)	—	(0.5)
Other expense (income)	$53.6	$(87.9)	$28.9

Accounting Pronouncements Recently Adopted

Government Assistance. In November 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-10, Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). The amendments in ASU 2021-10 require annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy, including (1) information about the nature of the transactions and the related accounting policy used to account for the transactions, (2) the line items on the balance sheet and income statement that are affected by the transactions and the amounts applicable to each financial statement line item, and (3) significant terms and conditions of the transactions, including commitments and contingencies. On January 1, 2022, the Company adopted ASU 2021-10. See Note 1 for further information regarding government assistance.

Accounting Pronouncements Issued Not Yet Adopted

None.

NOTE 2—REVENUE RECOGNITION

Disaggregation of Revenue. Revenue is disaggregated in the following tables by major revenue types and by timing of revenue recognition:

	Year Ended
(In millions)	December 31, 2022	December 31, 2021	December 31, 2020
Major revenue types
Admissions	$2,201.4	$1,394.2	$712.1
Food and beverage	1,313.7	857.3	362.4
Other theatre:
Advertising	122.7	95.3	80.5
Other theatre	273.6	181.1	87.4
Other theatre	396.3	276.4	167.9
Total revenues	$3,911.4	$2,527.9	$1,242.4

	Year Ended
(In millions)	December 31, 2022	December 31, 2021	December 31, 2020
Timing of revenue recognition
Products and services transferred at a point in time	$3,579.9	$2,325.5	$1,086.0
Products and services transferred over time (1)	331.5	202.4	156.4
Total revenues	$3,911.4	$2,527.9	$1,242.4
(1)	Amounts primarily include subscription and advertising revenues.

The following tables provide the balances of receivables and deferred revenue income:

(In millions)	December 31, 2022	December 31, 2021
Current assets
Receivables related to contracts with customers	$92.3	$85.4
Miscellaneous receivables	74.3	83.1
Receivables, net	$166.6	$168.5

(In millions)	December 31, 2022	December 31, 2021
Current liabilities
Deferred revenue related to contracts with customers	$398.8	$405.1
Miscellaneous deferred income	3.9	3.5
Deferred revenue and income	$402.7	$408.6

The significant changes in contract liabilities with customers included in deferred revenues and income are as follows:

Deferred Revenues
Related to Contracts
(In millions)	with Customers
Balance December 31, 2020	$400.6
Cash received in advance (1)	186.1
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	11.0
Food and beverage revenues (2)	20.3
Other theatre revenues (2)	(0.2)
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(127.4)
Food and beverage revenues (3)	(39.3)
Other theatre revenues (4)	(42.1)
Foreign currency translation adjustment	(3.9)
Balance December 31, 2021	$405.1
Cash received in advance (1)	292.0
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	14.9
Food and beverage revenues (2)	22.7
Other theatre revenues (2)	(0.4)
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(205.2)
Food and beverage revenues (3)	(57.5)
Other theatre revenues (4)	(66.7)
Foreign currency translation adjustment	(6.1)
Balance December 31, 2022	$398.8
(1)	Includes movie tickets, food and beverage, gift cards, exchange tickets, and AMC Stubs® and other loyalty membership fees.
(2)	Amount of rewards accumulated, net of expirations, that are attributed to AMC Stubs® and other loyalty programs.
(3)	Amount of rewards redeemed that are attributed to gift cards, exchange tickets, movie tickets, AMC Stubs® loyalty programs and other loyalty programs.
(4)	Amounts relate to income from non-redeemed or partially redeemed gift cards, non-redeemed exchange tickets, AMC Stubs® loyalty membership fees and other loyalty programs.

The significant changes to contract liabilities included in the ESA in the consolidated balance sheets, are as follows:

Exhibitor Services
(In millions)	Agreement (1)
Balance December 31, 2020	$537.6
Negative Common Unit Adjustment–reduction of common units (1)	(9.2)
Reclassification of the beginning balance to other theatre revenue, as the result of performance obligations satisfied	(18.0)
Balance December 31, 2021	$510.4
Common Unit Adjustment–additions of common units	15.0
Reclassification of portion of the beginning balance to other theatre revenue, as the result of performance obligations satisfied	(19.6)
Balance December 31, 2022	$505.8
(1)	Represents the carrying amount of the NCM common units that were previously received under the annual Common Unit Adjustment. The deferred revenues are being amortized to other theatre revenues over the remainder of the 30-year term of the ESA ending in February 2037.

Transaction Price Allocated to the Remaining Performance Obligations. The following table includes the amount of NCM ESA, included in exhibitor services agreement in the Company’s consolidated balance sheets, that is expected to be recognized as revenues in the future related to performance obligations that are unsatisfied as of December 31, 2022:

(In millions)	Exhibitor Services Agreement
Year ended 2023	$21.1
Year ended 2024	22.6
Year ended 2025	24.4
Year ended 2026	26.2
Year ended 2027	28.2
Years ended 2028 through February 2037	383.3
Total	$505.8

Gift Cards and Exchange Tickets. The total amount of non-redeemed gift cards and exchange tickets included in deferred revenues and income as of December 31, 2022 was $315.3 million. This will be recognized as revenues as the gift cards and exchange tickets are redeemed or as the non-redeemed gift card and exchange ticket revenues are recognized in proportion to the pattern of actual redemptions, which is estimated to occur over the next 24 months.

Loyalty Programs. As of December 31, 2022, the amount of deferred revenues allocated to the loyalty programs included in deferred revenues and income was $67.2 million. The earned points will be recognized as revenue as the points are redeemed, which is estimated to occur over the next 24 months. The AMC Stubs PremiereTM annual membership fee is recognized ratably over the one-year membership period.

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

A summary of deferred payment amounts related to rent obligations for which payments were deferred to 2023 and future years are provided below:

	As of		As of
	December 31,	Decrease	December 31,
(In millions)	2021	in deferred amounts	2022
Fixed operating lease deferred amounts (1)	$299.3	$(149.0)	$150.3
Finance lease deferred amounts	2.4	(1.5)	0.9
Variable lease deferred amounts	13.4	(7.4)	6.0
Total deferred lease amounts	$315.1	$(157.9)	$157.2
(1)	During the year ended December 31, 2022, the decrease in fixed operating lease deferred amounts includes $144.6 million of decreases in the deferred balances as of December 31, 2021 related to payments and abatements.

The following table reflects the lease costs for the years indicated below:

		Year Ended
		December 31,	December 31,	December 31,
(In millions)	Consolidated Statements of Operations	2022	2021	2020
Operating lease cost
Theatre properties	Rent	$812.0	$775.4	$813.7
Theatre properties	Operating expense	5.4	1.1	2.8
Equipment	Operating expense	8.6	10.7	14.6
Office and other	General and administrative: other	5.3	5.4	5.4
Finance lease cost
Amortization of finance lease assets	Depreciation and amortization	2.6	4.6	6.7
Interest expense on lease liabilities	Finance lease obligations	4.1	5.2	5.9
Variable lease cost
Theatre properties	Rent	74.2	52.6	70.4
Equipment	Operating expense	60.0	43.4	6.4
Total lease cost		$972.2	$898.4	$925.9

The following table represents the weighted-average remaining lease term and discount rate as of December 31, 2022:

	As of December 31, 2022
	Weighted Average	Weighted Average
	Remaining	Discount
Lease Term and Discount Rate	Lease Term (years)	Rate
Operating leases	9.4	10.0%
Finance leases	13.6	6.4%

Cash flow and supplemental information is presented below:

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$(3.8)	$(2.9)	$(3.2)
Operating cash flows used in operating leases	(1,032.4)	(883.2)	(446.5)
Financing cash flows used in finance leases	(9.4)	(9.0)	(6.2)

Landlord contributions:
Operating cashflows provided by operating leases	19.9	22.0	43.6
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	277.3	196.6	201.5

(1)	Includes lease extensions and option exercises.

Minimum annual payments required under existing operating and finance leases and the net present value thereof as of December 31, 2022 are as follows:

	Operating Lease	Financing Lease
(In millions)	Payments (2)	Payments (2)
2023 (1)	$973.2	9.1
2024	862.1	8.2
2025	812.7	7.5
2026	748.0	7.3
2027	684.9	7.4
Thereafter	3,318.6	51.1
Total lease payments	7,399.5	90.6
Less imputed interest	(2,579.5)	(31.8)
Total operating and finance lease liabilities, respectively	$4,820.0	$58.8
(1)	The minimum annual payments table above does not include contractual cash rent amounts that were due and not paid, which are recorded in accounts payable as shown below, including estimated repayment dates:

Accounts Payable
(In millions)	Lease Payments
Twelve months ended December 31, 2023	$24.9

(2)	The minimum annual payments table above includes deferred undiscounted cash rent amounts that were due and not paid related to operating and finance leases, as shown below:

	Operating Lease	Financing Lease
(In millions)	Payments	Payments
2023	$81.7	$0.6
2024	15.9	—
2025	5.7	—
2026	4.2	—
2027	3.4	—
Thereafter	20.8	—
Total deferred lease amounts	$131.7	$0.6

As of December 31, 2022, the Company had signed additional operating lease agreements for three theatres that have not yet commenced of approximately $78.9 million, which are expected to commence between 2023 and 2024, and carry lease terms of approximately 10 to 20 years. The timing of lease commencement is dependent on the landlord providing the Company with control and access to the related facility.

NOTE 4—PROPERTY

A summary of property is as follows:

(In millions)	December 31, 2022	December 31, 2021
Property owned:
Land	$73.7	$83.2
Buildings and improvements	209.4	215.1
Leasehold improvements	1,880.8	1,852.4
Furniture, fixtures and equipment	2,354.3	2,334.8
	4,518.2	4,485.5
Less: accumulated depreciation	2,838.4	2,572.0
	1,679.8	1,913.5

Property leased under finance leases:
Building and improvements	54.8	60.4
Less: accumulated depreciation and amortization	15.4	11.4
	39.4	49.0
	$1,719.2	$1,962.5

Property is recorded at cost or fair value, in the case of property resulting from acquisitions. The Company uses the straight-line method in computing depreciation and amortization for financial reporting purposes. The estimated useful lives for leasehold improvements and buildings subject to a ground lease reflect the shorter of the expected useful lives of the assets or the base terms of the corresponding lease agreements for these leases for assets placed in service subsequent to the lease inception. The estimated useful lives are as follows:

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

Depreciation expense was $359.0 million, $382.0 million, and $453.2 million for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the changes in goodwill by reporting unit:

	U.S. Markets			International Markets			Consolidated Goodwill
(In millions)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Balance December 31, 2020	$3,072.6	$(1,276.1)	$1,796.5	$1,850.1	$(1,099.3)	$750.8	$4,922.7	$(2,375.4)	$2,547.3
Currency translation adjustment	—	—	—	(86.2)	10.0	(76.2)	(86.2)	10.0	(76.2)
Baltics disposition-Estonia (1)	—	—	—	(3.7)	—	(3.7)	(3.7)	—	(3.7)
Baltics disposition-Lithuania (1)	—	—	—	(37.6)	—	(37.6)	(37.6)	—	(37.6)
Balance December 31, 2021	3,072.6	(1,276.1)	1,796.5	1,722.6	(1,089.3)	633.3	4,795.2	(2,365.4)	2,429.8
Currency translation adjustment	—	—	—	(200.8)	113.0	(87.8)	(200.8)	113.0	(87.8)
Balance December 31, 2022	$3,072.6	$(1,276.1)	$1,796.5	$1,521.8	$(976.3)	$545.5	$4,594.4	$(2,252.4)	$2,342.0
(1)	See Note 1—The Company and Significant Accounting Policies for further information regarding the Baltic theatre sale.

Detail of other intangible assets is presented below:

		December 31, 2022		December 31, 2021
		Gross		Gross
	Remaining	Carrying	Accumulated	Carrying	Accumulated
(In millions)	Useful Life	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Management contracts and franchise rights	1 to 4 years	$9.3	$(9.2)	$10.4	$(9.8)
Starplex trade name	4 years	7.9	(5.0)	7.9	(4.1)
Carmike trade name	1 year	9.3	(8.0)	9.3	(6.7)
Total, amortizable		$26.5	$(22.2)	$27.6	$(20.6)
Non-amortizing Intangible Assets:
AMC trademark		$104.4		$104.4
Odeon trade names		35.8		38.9
Nordic trade names		2.8		3.1
Total, unamortizable		$143.0		$146.4

See the impairment table in Note 1—The Company and Significant Accounting Policies for information regarding indefinite and definite-lived intangible assets impairment amounts.

Amortization expense associated with the intangible assets noted above is as follows:

	Year Ended
(In millions)	December 31, 2022	December 31, 2021	December 31, 2020
Recorded amortization	$2.6	$3.5	$4.5

Estimated annual amortization for the next five calendar years for intangible assets is projected below:

(In millions)	2023	2024	2025	2026
Projected annual amortization	$2.1	$0.8	$0.8	$0.6

NOTE 6—INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the consolidated balance sheets in other long-term assets. Investments in non-consolidated affiliates as of December 31, 2022, include interests in DCDC of 14.6%, AC JV, owner of Fathom Events, of 32.0%, SV Holdco, owner of Screenvision, of 18.3%, DCM of 50.0%, and SCC of 10.0%. The Company also has partnership interests in three U.S. motion picture theatres and approximately 50.0% interest in 57 theatres in Europe. Indebtedness held by equity method investees is non-recourse to the Company.

Investment in Hycroft

On March 14, 2022, the Company purchased 23.4 million units of Hycroft Mining Holding Corporation (NASDAQ: HYMC) (“Hycroft”) for $27.9 million, with each unit consisting of one common share of Hycroft and one common share purchase warrant. The units were priced at $1.193 per unit. Each warrant is exercisable for one common share of Hycroft at a price of $1.068 per share over a 5-year term through March 2027. Hycroft filed a resale registration statement to register the common shares and warrant shares for the sale under Securities Act on April 14, 2022 which became effective on June 2, 2022. The Company accounts for the common shares of Hycroft under the equity method and we have elected the fair value option in accordance with ASC 825-10. The Company account for the warrants as derivatives in accordance with ASC 815. Accordingly, the fair value of the investments in Hycroft are remeasured at each subsequent reporting period and unrealized gains and losses are reported in investment income. During the year ended December 31, 2022, the Company recorded unrealized losses related to the investment in Hycroft of $6.3 million in investment expense (income), respectively.

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

In March 2020, the NCM CUA resulted in a positive adjustment of 1,390,566 common units for the Company. The Company received the units and recorded the common units as an addition to deferred revenues for the ESA at fair value of $4.8 million, based upon a price per share of National CineMedia, Inc. (“NCM, Inc.”) of $3.46 on March 12, 2020. In March 2021, the NCM CUA resulted in a negative adjustment of 3,012,738 common units for the Company, and therefore, the Company paid NCM cash of $9.2 million and recorded the amount as a reduction to deferred revenues for the ESA. During the year ended December 31, 2021, the Company sold its remaining approximately 1.4 million NCM shares and received net proceeds of $5.7 million, which were recorded in investment expense (income). In March 2022, the NCM CUA resulted in a positive adjustment of 5,954,646 common units for the Company. The Company received the units and recorded the common units as an addition to deferred revenues for the ESA at a fair value of $15.0 million, based upon a price per share of NCM, Inc. of $2.52 on March 30, 2022. During the year ended December 31, 2022, the Company sold its shares of NCM, Inc. for $1.5 million and recorded a realized loss in investment expense of $13.5 million. See Note 1—The Company and Significant Accounting Policies and Note 2—Revenue Recognition for further information regarding CUA and ESA.

DCIP Transactions

During the year ended December 31, 2021, the Company received cash distribution of $12.2 million from DCIP, which the Company recorded as a reduction to its investment in DCIP. The distribution reduced the Company’s recorded investment below $0 and therefore the Company recorded equity in earnings of $4.0 million to increase its investment to $0 as the Company has not guaranteed any of the liabilities of DCIP. During the year ended December 31, 2020, the Company received distributions from DCIP of digital projectors it had been leasing with an estimated fair value of $125.2 million, which the Company recorded as a reduction to its investment in DCIP. DCIP ceased operations during the year ended December 31, 2022. The Company received a liquidation distribution of $3.4 million from DCIP, which the Company recorded as equity in earnings. The Company will record any future liquidation distributions to equity in earnings.

AC JV Transactions

On December 26, 2013, the Company amended and restated its existing ESA with NCM in connection with the spin-off by NCM of its Fathom Events business to AC JV, a newly-formed company owned 32% by each of the Founding Members and 4% by NCM. AC JV distributes alternative content to theatre exhibitors. As of December 31, 2019, Cinemark and Regal also amended and restated their respective ESAs with NCM in connection with the spin-off. The ESAs were modified to remove those provisions addressing the rights and obligations related to digital programing services of the Fathom Events business. Those provisions are now contained in the Amended and Restated Digital Programming Exhibitor Services Agreements (the “Digital ESAs”) that were entered into on December 26, 2013 by NCM and each of the Founding Members. These Digital ESAs were then assigned by NCM to AC JV as part of the Fathom spin-off.

Summary Financial Information

Investments in non-consolidated affiliates accounted for under the equity method as of December 31, 2022, include interests in Hycroft, SV Holdco, DCM, AC JV, DCDC, SCC, 57 theatres in Europe, three U.S. motion picture theatres, and other immaterial investments.

Condensed financial information of the Company’s non-consolidated equity method investments is shown below with amounts presented under U.S. GAAP:

(In millions)	December 31, 2022	December 31, 2021
Current assets	$411.5	$265.6
Noncurrent assets	431.9	348.5
Total assets	843.4	614.1
Current liabilities	152.8	218.4
Noncurrent liabilities	452.9	208.7
Total liabilities	605.7	427.1
Stockholders’ equity	237.7	187.0
Liabilities and stockholders’ equity	843.4	614.1
The Company’s recorded investment	69.6	85.6

Condensed financial information of the Company’s non-consolidated equity method investments is shown below and amounts are presented under U.S. GAAP for the periods of ownership by the Company:

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2022	2021	2020
Revenues	$412.8	$285.1	$162.7
Operating costs and expenses	498.2	287.6	347.9
Net loss	$(85.4)	$(2.5)	$(185.2)

The components of the Company’s recorded equity in earnings (loss) of non-consolidated entities are as follows:

	Year Ended
(In millions)	December 31, 2022	December 31, 2021	December 31, 2020
The Company’s recorded equity in earnings (loss)	$(1.6)	$11.0	$(30.9)

Related Party Transactions

The Company recorded the following related party transactions with equity method investees:

	As of	As of
(In millions)	December 31, 2022	December 31, 2021
Due from DCM for on-screen advertising revenue	$2.2	$2.2
Loan receivable from DCM	0.6	0.7
Due to AC JV for Fathom Events programming	(2.0)	(3.7)
Due from Screenvision for on-screen advertising revenue	—	2.3
Due from Nordic JVs	1.3	0.9
Due to Nordic JVs for management services	(1.1)	(1.1)
Due from SCC related to the joint venture	1.4	1.3
Due to U.S. theatre partnerships	(0.7)	—

		Year Ended
(In millions)	Consolidated Statements of Operations	December 31, 2022	December 31, 2021	December 31, 2020
DCM screen advertising revenues	Other revenues	$17.0	$7.8	$3.8
DCIP equipment rental expense	Operating expense	-	0.2	1.0
Gross exhibition cost on AC JV Fathom Events programming	Film exhibition costs	11.6	10.4	3.9
Screenvision screen advertising revenues	Other revenues	6.9	4.6	2.6

NOTE 7—SUPPLEMENTAL BALANCE SHEET INFORMATION

Other assets and liabilities consist of the following:

(In millions)	December 31, 2022	December 31, 2021
Other current assets:
Income taxes receivable	$1.0	$1.9
Prepaids	28.8	35.4
Merchandise inventory	36.4	31.3
Other	14.9	12.9
	$81.1	$81.5
Other long-term assets:
Investments in real estate	$6.5	$9.7
Deferred financing costs revolving credit facility	3.1	5.5
Investments in equity method investees	69.6	85.6
Computer software	74.2	83.7
Investment in common stock	11.3	11.4
Pension asset	16.6	21.1
Investment in Hycroft common stock (1)	12.5	—
Investment in Hycroft warrants (1)	9.2	—
Other	19.1	32.0
	$222.1	$249.0
Accrued expenses and other liabilities:
Taxes other than income	$77.6	$105.8
Interest	53.0	37.4
Payroll and vacation	45.8	44.4
Current portion of casualty claims and premiums	11.9	12.0
Accrued bonus	57.6	54.5
Accrued licensing and variable rent	23.7	23.5
Current portion of pension	0.7	0.8
Group insurance reserve	4.2	3.0
Accrued tax payable	4.9	4.7
Other	84.9	81.4
	$364.3	$367.5
Other long-term liabilities:
Pension	$30.1	$46.5
Casualty claims and premiums	19.8	24.4
Contingent lease liabilities	—	0.3
Other	55.2	93.8
	$105.1	$165.0

(1)	The equity method investment in Hycroft and related warrants are measured at fair value. See Note 6—Investments and Note 12—Fair Value Measurements for further information regarding the investment in Hycroft.

NOTE 8—CORPORATE BORROWINGS AND FINANCE LEASE LIABILITIES

A summary of the carrying value of corporate borrowings and finance lease liabilities is as follows:

(In millions)	December 31, 2022	December 31, 2021
First Lien Secured Debt:
Senior Secured Credit Facility-Term Loan due 2026 (7.274% as of December 31, 2022)	$1,925.0	$1,945.0
10.75% in Year 1, 11.25% thereafter Cash/PIK Odeon Term Loan Facility due 2023 (£147.6 million and €312.2 million par value as of December 31, 2021)	—	552.6
12.75% Odeon Senior Secured Notes due 2027	400.0	—
7.5% First Lien Notes due 2029	950.0	—
10.5% First Lien Notes due 2025	—	500.0
10.5% First Lien Notes due 2026	—	300.0
15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026	—	73.5
Second Lien Secured Debt:
10%/12% Cash/PIK/Toggle Second Lien Subordinated Notes due 2026	1,389.8	1,508.0
Subordinated Debt:
6.375% Senior Subordinated Notes due 2024 (£4.0 million par value as of December 31, 2022)	4.8	5.4
5.75% Senior Subordinated Notes due 2025	98.3	98.3
5.875% Senior Subordinated Notes due 2026	55.6	55.6
6.125% Senior Subordinated Notes due 2027	125.5	130.7
Total principal amount of corporate borrowings	$4,949.0	$5,169.1
Finance lease liabilities	58.8	72.7
Deferred financing costs	(37.9)	(39.1)
Net premium (1)	229.7	298.0
Total carrying value of corporate borrowings and finance lease liabilities	$5,199.6	$5,500.7
Less:
Current maturities corporate borrowings	(20.0)	(20.0)
Current maturities finance lease obligations	(5.5)	(9.5)
Total noncurrent carrying value of corporate borrowings and finance lease liabilities	$5,174.1	$5,471.2

(1)	The following table provides the net premium (discount) amounts of corporate borrowings:

	December 31,	December 31,
(In millions)	2022	2021
10%/12% Cash/PIK/Toggle Second Lien Subordinated Notes due 2026	$265.5	$364.6
15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026	—	(16.8)
10.5% First Lien Notes due 2026	—	(24.5)
10.5% First Lien Notes due 2025	—	(7.2)
Senior Secured Credit Facility-Term Loan due 2026	(4.8)	(6.1)
10.75% in Year 1, 11.25% thereafter Cash/PIK Odeon Term Loan Facility due 2023	—	(12.1)
12.75% Odeon Senior Secured Notes due 2027	(31.1)	—
6.375% Senior Subordinated Notes due 2024	0.1	0.1
	$229.7	$298.0

The following table provides the principal payments required and maturities of corporate borrowings as of December 31, 2022:

Principal
Amount of
Corporate
(In millions)	Borrowings
2023	$20.0
2024	24.8
2025	118.3
2026	3,310.4
2027	525.5
Thereafter	950.0
Total	$4,949.0

Odeon Secured Debt

Odeon Senior Secured Notes due 2027. On October 20, 2022, Odeon Finco PLC, a direct subsidiary of Odeon Cinemas Group Limited (“OCGL”) and an indirect subsidiary of the Company issued $400.0 million aggregate principal amount of its 12.75% Odeon Senior Secured Notes due 2027 (“Odeon Notes due 2027”), at an issue price of 92.00%. The Odeon Notes due 2027 bear a cash interest rate of 12.75% per annum and will be payable semi-annually in arrears on May 1 and November 1, beginning on May 1, 2023. The Odeon Notes due 2027 are guaranteed on a senior secured basis by certain subsidiaries of Odeon and by Holdings on a standalone and unsecured basis. The Odeon Notes due 2027 contain covenants that limit Odeon and certain subsidiaries’ ability to, among other things: (i) incur additional indebtedness of guarantee indebtedness; (ii) create liens; (iii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iv) make investments; (v) enter into transactions with affiliates; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of their respective assets; and (vii) impair the security interest in the collateral. These covenants are subject to a number of important limitations and exceptions. The Company used the $363.0 million net proceeds from the Odeon Notes due 2027 and $146.7 million of existing cash to fund the repayment in full of the £147.6 million and €312.2 million ($167.7 million and $308.9 million, respectively using October 20, 2022 exchange rates) aggregate principal amounts of the Odeon Term Loan Facility and to pay related accrued interest, fees, costs, premiums and expenses. The Company recorded a loss on debt extinguishment related to this transaction of $36.5 million in other expense during the year ended December 31, 2022.

Prior to November 1, 2024, up to 35% of the original aggregate principal amount of the Odeon Notes due 2027 may be redeemed at a price of 112.75% of the principal thereof with the net proceeds of one or more certain equity offerings provided that the redemption occurs with the 120 days after the closing of such equity offerings. On or after November 1, 2024, the Odeon Notes due 2027 will be redeemable, in whole or in part, at redemption prices equal to (i) 106.375% for the twelve-month period beginning on November 1, 2024; (ii) 103.188% for the twelve-month period beginning on November 1, 2025 and (iii) 100.000% at any time thereafter, plus accrued and unpaid interest, if any. If the Company or its restricted subsidiaries sell assets under certain circumstances, the Company will be required to use the net proceeds to repay the Odeon Notes due 2027 or any additional First Lien Obligations at a price no less than 100% of the issue price of the Odeon Notes due 2027, plus accrued and unpaid interest, if any. Upon a Change of Control (as defined in the indenture governing the Odeon Notes due 2027), the Company must offer to purchase the Odeon Notes due 2027 at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any. On December 14, 2022, the Odeon Notes due 2027 were admitted to the official list of The International Stock Exchange (“TISE”). The Odeon Notes due 2027 will automatically delist from TISE on the business day following the maturity date of November 1, 2027, unless adequate notice is given together with supporting documents setting out any changes to the date of maturity or confirmation that the Odeon Notes due 2027 have not been fully repaid.

Odeon Term Loan Facility. On February 15, 2021, Odeon Cinemas Group Limited (“OCGL”), a wholly-owned subsidiary of the Company, entered into a new £140.0 million and €296.0 million term loan facility (the “Odeon Term Loan due 2023”) agreement (the “Odeon Term Loan Facility”), by and among Odeon, the subsidiaries of Odeon party thereto, the lenders and other loan parties thereto and Lucid Agency Services Limited as agent and Lucid Trustee Services Limited as security agent. Approximately £89.7 million and €12.8 million of the net proceeds from the Odeon Term Loan Facility were used to repay in full Odeon’s obligations (including principal, interest, fees and cash collateralized letters of credit) under its then-existing revolving credit facility and the remaining net proceeds will be used for general corporate purposes. The Company recorded deferred financing costs of $1.0 million in other expense during the year ended December 31, 2021. Borrowings under the Odeon Term Loan Facility bear interest at a rate equal to 10.75% per annum during the first year and 11.25% thereafter and each interest period is 3 months, or such other period agreed between the Company and the Agent. The interest is capitalized on the last day of each interest period and added to the outstanding principal amount, however, Odeon has the option to elect to pay interest in cash. For the first interest period ending May 2021 and the second interest period ending August 2021, Odeon elected to pay in PIK interest. Odeon paid cash interest with respect to the third interest period ending November 2021. The principal amount of new funding is prior to deducting discounts of $19.4 million and deferred financing costs of $16.5 million related to the Odeon Term Loan Facility. The discount and deferred financing costs will be amortized to interest expense over the term using the effective interest method. On October 20, 2022, the Company completely repaid the Odeon Term Loan Facility using existing cash and $363.0 million net proceeds from the issuance of the Odeon Notes due 2027.

First Lien Toggle Notes Due 2026

On January 15, 2021, the Company issued $100.0 million aggregate principal amount of its 15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026 (the “First Lien Toggle Notes due 2026”) as contemplated by the previously disclosed commitment letter with Mudrick Capital Management, LP (“Mudrick”), dated as of December 10, 2020. The First Lien Toggle Notes due 2026 were issued pursuant to an indenture dated as of January 15, 2021 among the Company, the guarantors named therein and the U.S. bank National Association, as trustee and collateral agent. On September 30, 2021, the Company exercised an option to repurchase $35.0 million of its First Lien Toggle Notes due 2026. The total cost to exercise this repurchase option was $40.3 million, including principal, redemption price and accrued and unpaid interest. As a result of this debt reduction, the Company’s annual cash interest cost were reduced by $5.25 million. During the year ended December 31, 2021, the Company recorded loss on debt extinguishment of $14.4 million in other expense.

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

First Lien Notes Due 2029

On February 14, 2022, the Company issued $950.0 million aggregate principal amount of its 7.5% First Lien Senior Secured Notes due 2029 (“First Lien Notes due 2029”), pursuant to an indenture, dated as of February 14, 2022, among the Company, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and collateral agent. The Company used the net proceeds from the sale of the notes, and cash on hand, to fund the full redemption of the then outstanding $500 million aggregate principal amount of the Company’s 10.5% First Lien Notes due 2025 (“First Lien Notes due 2025”), the then outstanding $300 million aggregate principal amount of the Company’s 10.5% First Lien Notes due 2026 (“First Lien Notes due 2026”), and the then outstanding $73.5 million aggregate principal amount of the Company’s 15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026 (“First Lien Toggle Notes due 2026”) and to pay related accrued interest, fees, costs, premiums and expenses. The Company recorded a loss on debt extinguishment related to this transaction $135.0 million in other expense during the year ended December 31, 2022. The deferred charges will be amortized to interest expense over the term of the First Lien Notes due 2029 using the effective interest method.

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

During the year ended December 31, 2022, the Company repurchased $118.3 million aggregate principal amounts of the Second Lien Notes due 2026 for $68.3 million and recorded a gain on extinguishment of $75.0 million in other expense (income). Accrued interest of $4.5 million was paid in connection with the repurchases.

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

Senior Secured Credit Facilities. The Company is party to that certain Credit Agreement, dated as of April 30, 2013 (as amended by that certain First Amendment to Credit Agreement, dated as of December 11, 2015, that certain Second Amendment to Credit Agreement, dated as of November 8, 2016, that certain Third Amendment to Credit Agreement, dated as of May 9, 2017, that certain Fourth Amendment to Credit Agreement, dated as of June 13, 2017, that certain Fifth Amendment to Credit Agreement, dated as of August 14, 2018, that certain Sixth Amendment to Credit Agreement, dated as of April 22, 2019, that certain Seventh Amendment to Credit Agreement, dated as of April 23, 2020, that certain Eighth Amendment to Credit Agreement, dated as of July 31, 2020, that certain Ninth Amendment to Credit Agreement, dated as of March 8, 2021, that certain Tenth Amendment to Credit Agreement, also dated as of March 8, 2021, that certain Eleventh Amendment to Credit Agreement, dated as of December 20, 2021 (the “Eleventh Amendment”), and that certain Twelfth Amendment to Credit Agreement, dated as of January 25, 2023 (the “Twelfth Amendment”), the “Credit Agreement”), with the issuing banks and lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as administrative agent (as successor to Citicorp North America, Inc., the “Administrative Agent”), pursuant to which the lenders have agreed to provide the Senior Secured Term Loan (as defined below) and the Senior Secured Revolving Credit Facility (as defined below). The Senior Secured Credit Facilities (as defined below) are provided by a syndicate of banks and other financial institutions.

On March 8, 2021, the Company entered into the Ninth Amendment to Credit Agreement (the “Ninth Amendment”), with the requisite revolving lenders party thereto and the Administrative Agent, pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant applicable to the Senior Secured Revolving Credit Agreement under the Credit Agreement (the “Covenant Suspension Period”) from a period ending March 31, 2021, to a period ending on March 31, 2022, which was extended by the Eleventh Amendment to a period ending on March 31, 2023, which was further extended by the Twelfth Amendment to a period ending on March 31, 2024 (the Covenant Suspension Period as so extended, the “Extended Covenant Suspension Period”). During the Extended Covenant Suspension Period, the Company will not, and will not permit any of its restricted subsidiaries to, (i) make certain restricted payments, (ii) subject to certain exceptions, incur any indebtedness for borrowed money that is pari passu or senior in right of payment or security with the Revolving Loans (as defined in the Credit Agreement) or (iii) make any investment in or otherwise dispose of any assets to any subsidiary of the Company that is not a Loan Party (as defined in the Credit Agreement) to facilitate a new financing incurred by a subsidiary of the Company. In addition, as an ongoing condition to the suspension of the financial covenant, the Company also agreed to (i) a minimum liquidity test of $100 million, (ii) an anti-cash hoarding test at any time Revolving Loans are outstanding and (iii) additional reporting obligations. In addition, on March 8, 2021 the Company entered into the Tenth Amendment to the Credit Agreement (the “Tenth Amendment”), pursuant to which the Company agreed not to consent to certain modifications to the Credit Agreement described in the Tenth Amendment without the consent of the majority of the revolving lenders party to the Tenth Amendment.

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

On April 22, 2019, the Company entered into the Sixth Amendment to Credit Agreement (the “Sixth Amendment”) with each lender party thereto and Citicorp North America, Inc., as administrative agent. Pursuant to the Sixth Amendment, the lenders agreed to provide senior secured financing of $2,225.0 million in aggregate, consisting of (i) $2,000.0 million in aggregate principal amount of senior secured tranche B loans maturing April 22, 2026 (the “Senior Secured Term Loans”) and (ii) a $225.0 million senior secured revolving credit facility (which is also available for letters of credit and for swingline borrowings on same-day notice) maturing April 22, 2024 (the “Senior Secured Revolving Credit Facility” and, together with the Senior Secured Term Loan Loans, the “Senior Secured Credit Facilities”).

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

The foregoing mandatory prepayments will be used to reduce the installments of principal payments on the Senior Secured Term Loan. The Company may voluntarily repay outstanding loans under the Senior Secured Credit Facilities at any time without premium or penalty, except for customary “breakage” costs with respect to LIBOR loans under the Senior Secured Credit Facilities.

The Senior Secured Term Loans bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the prime rate announced by the Administrative Agent from time to time and (c) LIBOR determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) an applicable margin plus LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. Borrowings under the Senior Secured Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the prime rate announced by the Administrative Agent from time to time and (c) LIBOR determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. As of December 31, 2022, the applicable margins for borrowings under the Senior Secured Term Loan and the Senior Secured Revolving Credit Facility were 7.27% and 6.77%, respectively.

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

The availability of certain baskets and the ability to enter into certain transactions will also be subject to compliance with certain financial ratios. In addition, the Senior Secured Revolving Credit Facility includes a financial covenant that requires, in certain circumstances, compliance with a certain secured leverage ratio. As of December 31, 2022, the Company was in a covenant suspension period under the Senior Secured Revolving Credit Facility as described above.

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

On January 27, 2021, affiliates of Silver Lake and certain co-investors (collectively, the “Noteholders”) elected to convert (the “Conversion”) all $600.0 million principal amount of the Company’s Convertible Notes due 2026 into shares of the Company’s Common Stock at a conversion price of $6.76 per share. The non-cash Conversion settled on January 29, 2021, and resulted in the issuance of 44,422,860 shares of the Company’s Common Stock and 44,422,860 of the Company’s AMC Preferred Equity Units to the Noteholders. The Company recorded approximately $71.0 million of non-cash interest expense during the year ended December 31, 2021 for unamortized discount and deferred charges at the date of conversion following the guidance in ASC 815-15-40-1. The non-cash Conversion reduced the Company’s first-lien indebtedness by $600.0 million. Pursuant to the Stock Repurchase and Cancellation Agreement with Dalian Wanda Group Co., Ltd. (“Wanda”) dated as of September 14, 2018, 5,666,000 shares of the Company’s Class B common stock and 5,666,000 AMC Preferred Equity Units held by Wanda were forfeited and cancelled in connection with the Conversion.

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

On September 14, 2018, the Company bifurcated the conversion feature from the principal balance of the Convertible Notes due 2024 as a derivative liability because (1) a conversion feature was not clearly and closely related to the debt instrument and the reset of the conversion price caused the conversion feature to not be considered indexed to the Company’s equity, (2) the conversion feature standing alone met the definition of a derivative, and (3) the Convertible Notes due 2024 were not remeasured at fair value each reporting period with changes in fair value recorded in the consolidated statements of operations. The initial derivative liability of $90.4 million is offset by a discount to the principal balance and was amortized to interest expense resulting in an effective rate of 5.98% over the extended term of the Convertible Notes due 2024. The Company also recorded deferred financing costs of approximately $13.6 million related to the issuance of the Convertible Notes due 2024 and will amortize those costs to interest expense under the effective interest method over the extended term of the Convertible Notes due 2024. The Company recorded interest expense for the year ended December 31, 2020 $31.8 million.

The derivative liability was remeasured at fair value each reporting period, a Level 3 fair value estimate, until the conversion price reset on September 14, 2020, with changes in fair value recorded in the consolidated statements of operations as other expense or income. On September 14, 2020, the conversion price reset from $9.48 per share to $6.76 per share pursuant to the terms of the Indenture for the Convertible Notes due 2024 and the derivative liability as of September 14, 2020 was reclassified to permanent equity as the conversion feature is indexed to the Company’s equity. For the years ended December 31, 2020 and December 31, 2019, the Company recorded in other expense (income) of $89.4 million and $(23.5) million, respectively, related to the derivative liability fair value adjustments for embedded conversion feature in the Convertible Notes due 2024.

Pursuant to the Stock Repurchase and Cancellation Agreement between the Company and Wanda, the conversion feature of the Convertible Notes due 2024 would result in 5,666,000 shares of the Company’s Class B common stock and 5,666,000 AMC Preferred Equity Units held by Wanda being subject to forfeiture and retirement by the Company at no additional cost. This cancellation agreement was a contingent call option for the forfeiture shares, which was a freestanding derivative measured at fair value on a recurring basis, which was a Level 3 estimate of fair value. The initial derivative asset of $10.7 million was offset by a credit to stockholders’ equity related to the Class B common stock purchase and cancellation. The forfeiture shares feature was not clearly and closely related to the Convertible Notes due 2024 host and it was bifurcated and accounted for as a derivative asset measured at fair value through earnings each reporting period until the conversion feature reset on September 14, 2020, with changes in fair value recorded in the consolidated statements of operations as other expense or income. For the year ended December 31, 2020, this resulted in other expense (income) of $19.6 million related to the derivative asset fair value adjustment for contingent call option related to the Class B common stock purchase and cancellation agreement. On September 14, 2020, the conversion price reset from $9.48 per share to $6.76 per share pursuant to the terms of the Indenture for the Convertible Notes due 2024 and the derivative asset as of September 14, 2020 was reclassified to permanent equity as the number of shares that will be cancelled on conversion of the Convertible Notes due 2024 were known. The Company recorded an immaterial non-cash correction of $26.2 million recorded in other expense during the year ended December

31, 2020. The adjustment related to the Company correcting the valuation methodology applied to the derivative asset related to the cancellation agreement entered into on September 14, 2018, a Level 3 estimate of fair value for a complex instrument developed in consultation with a third party specialist.

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

During the year ended December 31, 2022, the Company repurchased $5.3 million aggregate principal payments of Senior Subordinated Notes due 2027 for $1.6 million and recorded a gain on extinguishment of $3.7 million in other expense (income).

Financial Covenants

The Company currently estimates that its existing cash and cash equivalents will be sufficient to comply with minimum liquidity and financial covenant requirements under its debt covenants related to borrowings pursuant to the Senior Secured Revolving Credit Facility, currently and through the next twelve months. The Company entered the Ninth Amendment pursuant to which the requisite revolving lenders party thereto agreed to extend the fixed date for the termination of the suspension period for the financial covenant (the secured leverage ratio) applicable to the Senior Secured Revolving Credit Facility from March 31, 2021 to March 31, 2022, which was further extended by the Eleventh Amendment from March 31, 2022 to March 31, 2023 and further extended by the Twelfth Amendment from March 31, 2023 to March 31, 2024, in each case, as described, and on the terms and conditions specified, therein. The Company is currently subject to a minimum liquidity requirement of $100 million as a condition to the Extended Covenant Suspension Period. The current maturity date of the Senior Secured Revolving Credit Facility is April 22, 2024; since the financial covenant applicable to the Senior Secured Revolving Credit Facility is tested as of the last day of any fiscal quarter for which financial statements have been (or were required to have been) delivered, the financial covenant has been effectively suspended through maturity of the Senior Secured Revolving Credit Facility.

As of December 31, 2022, the Company was in a covenant suspension period under the Senior Secured Revolving Credit Facility as described above.

NOTE 9—STOCKHOLDERS’ EQUITY

Share Rights and Privileges

Holders of Holdings’ Common Stock and AMC Preferred Equity Units are entitled to one vote per each share and holders of AMC Preferred Equity Units are entitled to one vote per unit. Holders of Common Stock and AMC Preferred Equity Units share ratably (based on the number of shares of Common Stock and/or AMC Preferred Equity Units held) in any dividend declared by its board of directors. AMC Preferred Equity Units are convertible into shares of Common Stock upon stockholder approval to authorize sufficient additional Common Stock to do so, otherwise the Common Stock and AMC Preferred Equity Units are not convertible into any other shares of Holdings’ capital stock.

Share Issuances

During the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the Company entered into various equity distribution agreement with sales agents to sell shares of the Company’s Common Stock and AMC Preferred Equity Units, from time to time, through “at-the-market” offering programs. Subject to the terms and conditions of the equity distribution agreements, the sales agents will use reasonable efforts consistent with their normal trading and sales practices, applicable law and regulations, and the rules of the NYSE to sell the Common Stock and AMC Preferred Equity Units from time to time based upon the Company’s instructions for the sales, including any price, time or size limits specified by the Company. The Company intends to use the net proceeds, from the sale of Common Stock and AMC Preferred Equity Units pursuant to the equity distribution agreements to repay, refinance, redeem or repurchase the Company’s existing indebtedness (including expenses, accrued interest and premium, if any), capital expenditures and otherwise for general corporate purposes.

On December 22, 2022, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Antara pursuant to which the Company will (i) sell Antara 106,595,106 APEs for an aggregate purchase price of $75.1 million and (ii) simultaneously purchase from Antara $100 million aggregate principal amount of the Company's 10%/12% Cash/PIK Toggle Second Lien Notes due 2026 in exchange for 91,026,191 APEs. Immediately prior to entry into the Forward Purchase Agreement, Antara purchased 60,000,000 APEs (the “Initial APEs”) under the Company’s at-the-market program for $34.9 million. The Forward Purchase Agreement and Initial APEs were determined to be equity investments and the related $34.9 million is recorded into Additional Paid-in Capital at December 31, 2022.

During the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the Company paid fees to the sales agents of approximately $5.7 million, $40.3 million, $8.1 million, respectively. During the year ended December 31, 2021, the Company paid other fees of $0.8 million.

The gross proceeds raised from the “at-the-market” sale of Common Stock and AMC Preferred Equity Units during the years ended December 31, 2022, December 31, 2021 and December 31, 2020, are summarized in the table below:

"At-the-market" Equity Distribution Agreement Dates	Sales Agents	Number of Class A common stock shares sold (in millions)	Number of AMC Preferred Equity Units sold (in millions)	Gross Proceeds (in millions)
September 24, 2020	Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC	15.0	15.0	$56.1
October 20, 2020	Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC	15.0	15.0	41.6
November 10, 2020	Goldman Sachs & Co. LLC and B. Riley Securities, Inc.	20.0	20.0	61.4
December 11, 2020	Goldman Sachs & Co. LLC and B. Riley Securities, Inc. (1)	40.93	40.93	113.7
	Total year ended December 31, 2020	90.93	90.93	$272.8
December 11, 2020	Goldman Sachs & Co. LLC and B. Riley Securities, Inc. (1)	137.07	137.07	352.6
January 25, 2021	Goldman Sachs & Co. LLC and B. Riley Securities, Inc.	50.0	50.0	244.3
April 27, 2021	Goldman Sachs & Co. LLC, B. Riley Securities, Inc. and Citigroup Global Markets Inc. (2)	43.0	43.0	427.5
June 3, 2021	B. Riley Securities, Inc. and Citigroup Global Markets Inc.	11.55	11.55	587.4
	Total year ended December 31, 2021	241.62	241.62	$1,611.8
September 26, 2022	Citigroup Global Markets Inc.	-	207.75	228.8
	Total year ended December 31, 2022	-	207.75	$228.8
(1)	On December 11, 2020, the Company entered into an equity distribution agreement with Goldman Sachs & Co. LLC and B. Riley Securities, Inc., as sales agents to sell up to 178.0 million shares of the Company’s Common Stock and 178.0 million AMC Preferred Equity Units, of which approximately 40.93 million shares of Common Stock and 40.93 million shares of AMC Preferred Equity Units were sold and settled during December 2020 and approximately 137.07 million shares of Common Stock and 137.0 million shares of AMC Preferred Equity Units were sold and settled during the year ended December 31, 2021.
(2)	Included in the Common Stock shares and AMC Preferred Equity Unit shares sold of 43.0 million each was the reissuance of treasury stock shares of approximately 3.7 million shares. Upon the sales of treasury stock, the Company reclassified amounts recorded in treasury stock to additional paid-in capital of $37.1 million and loss of $19.3 million to retained earnings during the year ended December 31, 2021.

Transaction Related to Exchange Offers

Certain backstop purchasers of the First Lien Notes due 2026 that participated in the Exchange Offer received five million common shares and five million AMC Preferred Equity Units. See Note 8—Corporate Borrowings and Finance Lease Liabilities for further information.

Transactions with Mudrick

On June 1, 2021, the Company issued to Mudrick 8.5 million shares of the Company’s Common Stock, 8.5 million of AMC Preferred Equity Units and raised gross proceeds of $230.5 million and paid fees of approximately $0.1 million related to this transaction. The Company issued the shares in reliance on an exemption from registration provided by section 4(a)(2) of the Securities Act of 1933. The Company intends to use the proceeds from the share sale primarily for the pursuit of value creating acquisitions of theatre assets and leases, as well as investments to enhance the consumer appeal of its theatres. In addition, with these funds, the Company intends to continue exploring deleveraging opportunities.

On December 14, 2020, Mudrick received a total of 21,978,022 shares of the Company’s Common Stock and 21,978,022 of AMC Preferred Equity Units; of which 16,483,516 shares and units relates to consideration received for a commitment fee and 27,472,528 shares and units as consideration received for (i) the commitment provided with respect to the First Lien Toggle Notes due 2026 and (ii) the Second Lien Exchange. See Note 8—Corporate Borrowings and Finance Lease Liabilities for further information.

Class B Common Stock

On January 27, 2021, pursuant to the Stock Repurchase and Cancellation Agreement with Wanda dated as of September 14, 2018, and in connection with the Conversion of the Convertible Notes due 2026 into shares of the Company’s Common Stock by Silver Lake and certain co-investors, 5,666,000 shares of the Company’s Class B common stock and 5,666,000 AMC Preferred Equity Units held by Wanda were forfeited and cancelled.

On February 1, 2021, Wanda exercised their right to convert all outstanding Class B common stock of 46,103,784 and 46,103,784 of AMC Preferred Equity Units to Common Stock thereby reducing the number of outstanding Class B common stock to zero, which resulted in the retirement of Class B common stock. The Third Amended and Restated Certificate of Incorporation of the Corporation provides that Class B common stock may not be reissued by the Company.

Dividends

Since April 24, 2020, the Company has been prohibited from making dividend payments in accordance with the covenant suspension conditions in its Credit Agreement (for further information see Note 8—Corporate Borrowings and Finance Lease Liabilities to the Consolidated Financial Statements included in Part II, Item 8 on this Annual Report on Form 10-K). The following is a summary of dividends and dividend equivalents declared to stockholders during the year ended December 31, 2020:

			Amount per	Amount per	Total Amount
			Share of	Share of AMC	Declared
Declaration Date	Record Date	Date Paid	Common Stock	Preferred Equity Units	(In millions)
February 26, 2020	March 9, 2020	March 23, 2020	$0.015	$0.015	$3.2

During the year ended December 31, 2020, the Company paid dividends and dividend equivalents of $6.5 million and accrued $0.4 million for the remaining unpaid dividends at December 31, 2020. The aggregate dividends paid for Common Stock, AMC Preferred Equity Units, Class B common stock, and dividend equivalents were approximately $0.8 million, $0.8 million, $1.6 million, and $3.3 million, respectively.

Related Party Transactions

On September 14, 2018, the Company entered into the Investment Agreement with Silver Lake, relating to the issuance to Silver Lake (or its designated affiliates) of $600.0 million principal amount of the Convertible Notes due 2024 and entered into an amended and restated investment agreement with Silver Lake, relating to the issuance of the Convertible Notes due 2026 on August 31, 2020. See Note 8—Corporate Borrowings and Finance Lease Liabilities for information regarding the conversion of the $600.0 million principal amount of the Company’s Convertible Notes due 2026 into shares of the Company’s Common Stock in January 2021. As a result of the conversion, Silver Lake was no longer a related party of the Company.

During the year ended December 31, 2022, the Company repurchased $15.0 million aggregate principal of the Second Lien Notes due 2026 from Antara, which subsequently became a related party on February 7, 2023, for $5.9 million and recorded a gain on extinguishment of $12.0 million. See Note 16—Subsequent Events for more information on transactions with Antara.

Treasury Stock

On February 27, 2020, the Company announced that its Board of Directors authorized a share repurchase program for an aggregate purchase of up to $200.0 million shares of Common Stock and up to $200.0 million shares of

AMC Preferred Equity Units. As of April 24, 2020, the Company is prohibited from making purchases under its authorized stock repurchase program in accordance with the covenant suspension conditions in its Credit Agreement. As of December 31, 2022, $200.0 million remained available for repurchase under this plan. A three-year time limit had been set for the completion of this program, expiring February 26, 2023.

Special Dividend

On August 4, 2022 the Company announced that its Board of Directors declared a special dividend for one AMC Preferred Equity Unit for each share of Class A common stock outstanding at the close of business August 15, 2022, the record date. The dividend was paid at the close of business August 19, 2022 to investors who held Class A common shares as of August 22, 2022, the ex-dividend date.

Each AMC Preferred Equity Unit is a depositary share and represents an interest in one one-hundredth (1/100th) of a share of Series A Convertible Participating Preferred Stock evidenced by a depositary receipt pursuant to a deposit agreement. The Company has 50,000,000 Preferred Stock shares authorized, 10,000,000 of which have currently have been allocated and 7,245,872 have been issued under the depositary agreement as a Series A Convertible Participating Preferred Stock, leaving 40,000,000 unallocated Preferred Stock shares. Each AMC Preferred Equity Unit is designed to have the same economic and voting rights as a share of Class A common stock. Trading of the AMC Preferred Equity Units on the NYSE began on August 22, 2022 under the ticker symbol “APE”. Due to the characteristics of the AMC Preferred Equity Units, the special dividend had the effect of a stock split pursuant to ASC 505-20-25-4. Accordingly, all references made to share, per share, or common share amounts in the accompanying consolidated financial statements and applicable disclosures include Class A common stock and AMC Preferred Equity Units and have been retroactively adjusted to reflect the effects of the special stock dividend as a stock split.

Stock-Based Compensation

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan, as amended (“EIP”), provides for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance stock units (“PSUs), stock awards, and cash performance awards. The maximum number of equity interests in Holdings available for delivery pursuant to awards granted under the EIP is 15 million shares of Common Stock and 7,306,354 AMC Preferred Equity Units. At December 31, 2022, the aggregate number of equity interests in Holdings available for grant was 4,293,562 shares and 4,293,562 units, respectively.

The following table presents the stock-based compensation expense recorded within general and administrative: other:

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2022	2021	2020
Board of director stock award expense	$0.8	$0.9	$0.5
Restricted stock unit expense	13.3	12.6	9.7
Performance stock unit expense	8.4	24.5	1.2
Special performance stock unit expense	—	5.1	14.0
Total stock-based compensation expense	$22.5	$43.1	$25.4

As of December 31, 2022, the estimated remaining unrecognized compensation cost related to stock-based compensation arrangements was approximately $15.1 million. The weighted average period over which this remaining compensation expense will be recognized is approximately 1.3 years. The Company accounts for forfeitures when they occur.

Plan Amendment due to stock split

The 2013 Plan contemplates equitable adjustments for certain transactions such as a stock split. On August 19, 2022, the Compensation Committee approved an adjustment to the 2013 Equity Incentive Plan to entitle each participant one AMC Preferred Equity Unit and one share of Common Stock for each RSU or PSU that vests. The Company determined that this modification was a Type 1 (probable-to-probable) modification that did not increase the fair value of the award and therefore did not require additional stock-based compensation expense to be recognized. References made to share, per share, or common share amounts have been retroactively adjusted to reflect the effects of the stock split.

Awards Granted in 2022, 2021, and 2020 and Other Activity

AMC’s Board of Directors approved awards of stock, RSUs, and PSUs to certain of the Company’s employees and directors under the 2013 Equity Incentive Plan. During years 2022, 2021, and 2020, the grant date fair value of these awards was based on the closing price of AMC’s stock on the date of grant, which ranged from $1.18 to $9.84 per share.

A dividend equivalent for restricted stock units and performance stock units equal to the amount paid in respect of one share of Common Stock and one AMC Preferred Equity Unit underlying the unit began to accrue with respect to the unit on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the units. Each unit represents the right to receive one share of Common Stock and one AMC Preferred Equity Unit at a future date.

The award agreements generally had the following features:

●	Board of Director Stock Award Agreement: The Company granted fully vested shares of Common Stock and AMC Preferred Equity Units to its independent members of AMC’s Board of Directors during the years ended December 31, 2022, Decembers 31, 2021, and December 31, 2020 as follows:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Common Stock	41,650	124,054	77,090
AMC Preferred Equity Units	41,650	124,054	77,090

●	Restricted Stock Unit Award Agreement: The Company granted RSU awards of 1,394,270, 5,375,626, 3,022,594 to certain members of management during the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively. The Company records stock-based compensation expense on a straight-line recognition method over the requisite vesting period. The RSUs granted during 2022, 2021, and 2020 vest over three years with 1/3 vesting in each year. These RSUs will be settled within 30 days of vesting.
●	Restricted Stock Unit Award Executive Agreement: During the year ended December 31, 2019, the Company granted RSU awards of 400,000 to an executive officer (“2019 RSU executive”) of the Company with one-half vesting on the first anniversary of employment on December 2, 2020 and the remaining one-half vesting ratably over a three year period ending on December 2, 2022. All unvested RSUs shall be forfeited upon termination of services. These RSUs will be settled within 30 days of vesting.
●	Performance Stock Unit Award Agreement: 2022 PSU Awards. During 2022, 1,394,270 total PSUs were awarded (“2022 PSU award”) to certain members of management and executive officers, with the total PSUs divided into three separate year tranches, with each tranche allocated to a fiscal year within the performance period (“Tranche Year”). The PSUs within each Tranche Year are further divided between two performance targets; the Adjusted EBITDA performance target and free cash flow performance target. The 2022 PSU awards will vest based on achieving 80% to 120% of the performance targets, with the corresponding vested unit amount ranging from 50% to 200%. If the performance targets are met at 100%, the 2022 PSU awards will vest at 1,394,270 units in the aggregate. No PSUs will vest for each Tranche Year if the Company does not achieve 80% of the Tranche Year’s Adjusted EBITDA and free cash flow targets.

The Compensation Committee establishes the annual performance targets at the beginning of each year.

Therefore, the grant date (and fair value measurement date) for each Tranche Year is the date at the beginning of each year when a mutual understanding of the key terms and conditions are reached per ASC 718, Compensation - Stock Compensation. The 2022 PSU award grant date fair value for the 2022 Tranche Year award was approximately $4.5 million and the 2021 PSU award grant date fair value for the 2022 Tranche Year award of 1,757,080 units was approximately $17.3 million, measured using performance targets at 100%. The 2020 PSU Award for the 2022 Tranche Year was previously granted in 2020, and was subsequently modified on October 30, 2020 where the grant date fair value was not determined until February 16, 2022 when the performance targets were established. As a result, the 2020 PSU award grant date for the 2022 Tranche Year award of 859,366 units was approximately $8.5 million, measured using performance targets at 100%. At December 31, 2022, the 2022 Tranche Year target performance conditions for both the annual Adjusted EBITDA and free cash flow were achieved at 0% and 79%, respectively.

2021 PSU Awards. On February 23, 2021, 5,375,626 total PSUs were awarded (“2021 PSU award”) to certain members of management and executive officers, with the total PSUs divided into three separate year tranches, with each tranche allocated to a fiscal year within the performance period (“Tranche Year”). The PSUs within each Tranche Year are further divided between two performance targets; the Adjusted EBITDA performance target and free cash flow performance target. The 2021 PSU awards will vest based on achieving 80% to 120% of the performance targets, with the corresponding vested unit amount ranging from 50% to 200% (or 30% to 200% for PSU awards granted prior to year 2020). If the performance targets are met at 100%, the 2021 PSU awards will vest at 5,375,626 units in the aggregate. No PSUs will vest for each Tranche Year if the Company does not achieve 80% of the Tranche Year’s Adjusted EBITDA and free cash flow targets.

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

2020 PSU Awards: During the year ended December 31, 2020, PSU awards of 2,872,594 were granted to certain members of management and executive officers, with three-year cumulative Adjusted EBITDA and free cash flow target conditions and service conditions, covering a performance period beginning January 1, 2020 and ending on December 31, 2022, prior to the service condition and performance condition modifications on November 3, 2021 and October 30, 2020, respectively.

2019 PSU Awards: During the year ended December 31, 2019, PSU awards of 1,460,334 were granted to certain members of management and executive officers, with three-year cumulative Adjusted EBITDA and diluted earnings per share performance target conditions and service conditions, covering a performance period beginning January 1, 2019 and ending on December 31, 2021, prior to the service condition and performance condition modifications on November 3, 2021 and October 30, 2020, respectively.

2018 PSU Awards: During the year ended December 31, 2018, PSU awards of 1,307,338 were granted to certain members of management and executive officers with three-year cumulative net profit, Adjusted EBITDA, and diluted earnings per share performance target conditions and service conditions, covering a performance period beginning January 1, 2018 and ending on December 31, 2020, prior to the performance condition modification on October 30, 2020.

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

●	Special Performance Stock Unit Executive Award Agreement: During the year ended December 31, 2019, a PSU market condition award of 600,000 was granted to an executive officer of the Company that would vest based upon achieving target prices for the Company’s Common Stock. This award was subsequently cancelled and replaced with the PSU market condition award granted on February 26, 2020.

On February 26, 2020 and March 5, 2020, special performance stock unit awards (“SPSUs”), totaling 7,140,000 units were granted to certain executive officers that will vest based upon achieving target prices for the Company’s Class Common Stock. The SPSUs are eligible to vest in tranches contingent upon (i) the attainment of certain 20 trading day volume weighted average closing prices and (ii) fulfillment of the three-year service requirement from the date of grant. The vested SPSUs will be settled within 30 days of vesting. Any unvested SPSUs remaining after 10 years will be forfeited. If service is terminated prior to the three year anniversary from the date of grant, unvested SPSUs shall be forfeited. The target prices and vesting tranches are set forth in the table below:

Tranche	Target Stock Price	SPSUs Vesting
1	$12.00	1,190,006
2	$16.00	1,190,006
3	$20.00	1,190,006
4	$24.00	1,190,006
5	$28.00	1,189,988
6	$32.00	1,189,988

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

The following table represents the nonvested RSU and PSU activity for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

		Weighted
		Average
	Shares of RSU	Grant Date
	and PSU	Fair Value
Beginning balance at January 1, 2020	6,540,186	$7.94
Granted	13,035,188	2.33
Vested	(4,944,750)	4.31
Forfeited	(2,040,244)	8.49
Cancelled (1)	(4,271,858)	3.61
Beginning balance at January 1, 2021 (2)	8,318,522	$2.76
Granted	10,178,468	3.85
Vested	(1,297,720)	1.41
Forfeited	(433,546)	5.37
Cancelled (1)	(1,082,258)	1.41
Nonvested at January 1, 2022	15,683,466	$3.96
Granted (3)	1,674,802	9.75
Vested	(5,636,324)	3.59
Forfeited	(716,872)	5.86
Cancelled (1)	(4,746,590)	3.59
Nonvested at December 31, 2022 (4)	6,258,482	$5.91
Tranche Years 2023 and 2024 awarded under the 2022 PSU award and Tranche Year 2023 awarded under the 2021 PSU award with grant date fair values to be determined in years 2023 and 2024, respectively	2,523,692
Total Nonvested at December 31, 2022	8,782,174
(1)	Represents vested RSUs, PSUs, and SPSUs surrendered in lieu of taxes and cancelled awards returned to the 2013 Equity Incentive Plan.
(2)	Includes awards modified during 2020 where grant date fair value was not determined until 2021.
(3)	The number of PSU shares granted under the Tranche Year 2022 is based on attainment of performance targets at 0% for the Adjusted EBITDA target and 79% for the free cash flow target.
(4)	See Note 16—Subsequent Events for information regarding vesting modifications to the 2022 PSUs.

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

The Company evaluates its deferred tax assets each period to determine if a valuation allowance is required based on whether it is “more likely than not” that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods on a federal, state and foreign jurisdiction basis. The Company conducts its evaluation by considering all available positive and negative evidence, including historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlooks for the U.S. motion picture and broader economy, among others. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2022 for each taxing jurisdiction. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections of future taxable income. For the year ended December 31, 2022, the Company remained in a cumulative loss over the past three-year period for the U.S. and international jurisdictions except for Finland.

The Company maintains a valuation allowance against U.S. deferred tax assets as well as international jurisdictions in which it operates, with the exception of Finland. During the first quarter of 2020, the severe impact of COVID-19 on operations in Germany and Spain caused the Company to conclude the realizability of deferred tax assets held in those jurisdictions does not meet the more likely than not standard. As such, a charge of $33.1 million and $40.1 million was recorded for Germany and Spain, respectively.

On July 31, 2020, the Company consummated previously announced private offers to exchange its Existing Subordinated Notes for newly issued Second Lien Notes due 2026. See Note 8—Corporate Borrowings and Finance Lease Liabilities for further information. For US tax purposes the Company was required to recognize CODI on the difference between the face value of debt exchanged and the fair market value of the new debt issued. The Company recognized $1.2 billion of CODI for tax purposes for the year ended December 31, 2020.

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

The actual effective rate for the year ended December 31, 2022 was (0.3)%. The Company’s consolidated tax rate for the year ended December 31, 2022 differs from the U.S. statutory tax rate primarily due to the valuation allowances in U.S. and foreign jurisdictions, foreign tax rate differences, and federal and state tax credits, partially offset by permanent differences related to interest, compensation, and other discrete items. Additionally, the Company recorded an immaterial error correction resulting in a $152.5 million net increase in deferred tax assets which were fully reserved with a valuation allowance during the year ended December 31, 2022. The adjustment related to deferred tax assets associated with the cancellation of debt transactions which occurred during the period ended December 31, 2020. No tax impact was recorded on the $2,306.4 million goodwill impairment charge incurred during the year ended December 31, 2020, as the portion impaired was permanently non-deductible. At December 31, 2022 and December 31, 2021, the Company has recorded net deferred tax liabilities of $32.1 million and of $30.7 million, respectively.

The income tax provision (benefit) reflected in the consolidated statements of operations consists of the following components:

	Year Ended
(In millions)	December 31, 2022	December 31, 2021	December 31, 2020
Current:
Federal	$—	$—	$0.1
Foreign	0.9	1.3	(0.1)
State	(0.1)	(3.9)	(4.1)
Total current	0.8	(2.6)	(4.1)
Deferred:
Federal	0.3	(3.8)	2.7
Foreign	0.7	(2.1)	57.6
State	0.7	(1.7)	3.7
Total deferred	1.7	(7.6)	64.0
Total provision (benefit)	$2.5	$(10.2)	$59.9

Pre-tax losses consisted of the following:

	Year Ended
(In millions)	December 31, 2022	December 31, 2021	December 31, 2020
Domestic	$(685.8)	$(1,029.5)	$(3,036.4)
Foreign	(285.3)	(250.5)	(1,493.1)
Total	$(971.1)	$(1,280.0)	$(4,529.5)

The difference between the effective tax rate on net loss from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

	Year Ended
(In millions)	December 31, 2022	December 31, 2021	December 31, 2020
Income tax expense (benefit) at the federal statutory rate	$(203.9)	$(268.8)	$(951.2)
Effect of:
State income taxes	(30.9)	(46.9)	(89.5)
Increase in reserve for uncertain tax positions	—	(3.3)	(1.9)
Federal and state credits	(2.5)	(2.3)	(3.6)
Permanent items - goodwill impairment	—	—	456.3
Permanent items - other	5.2	(3.1)	13.2
Foreign rate differential	(11.0)	4.3	19.7
Original issue discount	(152.5)	—	—
Other	(14.2)	(5.0)	1.7
Impact of UK tax rate change	—	(34.3)	—
Valuation allowance	412.3	349.2	615.2
Income tax expense (benefit)	$2.5	$(10.2)	$59.9
Effective income tax rate	(0.3)%	0.8%	(1.3)%

The significant components of deferred income tax assets and liabilities as of December 31, 2022 and December 31, 2021 are as follows:

	December 31, 2022		December 31, 2021
	Deferred Income Tax		Deferred Income Tax
(In millions)	Assets	Liabilities	Assets	Liabilities
Tangible assets	$—	$(111.7)	$—	$(131.7)
Right-of-use assets	—	(935.3)	—	(1,023.4)
Accrued liabilities	13.6	—	17.1	—
Intangible assets	—	(113.9)	—	(111.9)
Receivables	18.2	—	7.8	—
Investments	45.9	—	51.8	—
Capital loss carryforwards	2.0	—	1.6	—
Pension and deferred compensation	18.3	—	23.3	—
Corporate borrowings	121.9	—	35.2	—
Disallowed interest	337.1	—	170.6	—
Deferred revenue	172.6	—	180.6	—
Lease liabilities	1,208.0	—	1,304.9	—
Finance lease obligations	0.4	—	1.2	—
Other credit carryovers	27.7	—	25.4	—
Net operating loss carryforwards	676.1	—	530.9	—
Total	$2,641.8	$(1,160.9)	$2,350.4	$(1,267.0)
Less: Valuation allowance	(1,513.0)	—	(1,114.1)	—
Net deferred income taxes	$1,128.8	$(1,160.9)	$1,236.3	$(1,267.0)

A rollforward of the Company’s valuation allowance for deferred tax assets is as follows:

		Additions	Charged
	Balance at	Charged	(Credited)
	Beginning of	to	to Other	Balance at
(In millions)	Period	Expenses(1)	Accounts(2)	End of Period
Calendar Year 2022
Valuation allowance-deferred income tax assets	$1,114.1	412.3	(13.4)	$1,513.0
Calendar Year 2021
Valuation allowance-deferred income tax assets	$764.9	349.2	—	$1,114.1
Calendar Year 2020
Valuation allowance-deferred income tax assets	$312.8	615.2	(163.1)	$764.9
(1)	The 2022 valuation allowance primarily relates to the Company’s increase in the current year’s federal, state, international net operating losses and the $152.5 million immaterial error correction, for which no benefit has been recognized.
(2)	Primarily relates to amounts resulting from the Company’s changes in deferred tax assets and associated valuation allowance that are not related to income statement activity as well as amounts charged to other comprehensive income.

The Company has federal income tax net operating loss carryforwards of $1,712.5 million. Approximately $320.6 million will expire between 2023 and 2036 and will be limited annually due to certain change in ownership provisions of the Internal Revenue Code. Approximately $1,391.9 million can be used indefinitely. The Company’s foreign net operating losses of $878.5 million can be used indefinitely except for approximately $10.6 million, which will expire in various amounts between years 2023 and 2033. The Company also has state income tax loss carryforwards of $2,293.2 million. Approximately $1,651.7 million may be used over various periods ranging from 1 to 20 years. Approximately $641.5 million can be used indefinitely.

A reconciliation of the change in the amount of unrecognized tax benefits was as follows:

	Year Ended
(In millions)	December 31, 2022	December 31, 2021	December 31, 2020
Balance at beginning of period	$8.3	$33.5	$31.0
Gross increases—current period tax positions	—	—	4.8
Gross decreases—prior period tax positions	—	(22.5)	(1.3)
Gross decreases—settlements with authorities	—	(2.2)	—
Gross decreases—expiration of statute of limitations	(0.9)	(0.5)	(1.0)
Balance at end of period	$7.4	$8.3	$33.5

The Company recognizes income tax-related interest expense and penalties as income tax expense and general and administrative expense, respectively. No interest expense or penalties related to federal uncertain tax positions have been recognized for the years ended December 31, 2022, December 31, 2021, and December 31, 2020.

The Company analyzed and reviewed state uncertain tax positions to determine the necessity of accruing interest and penalties. For the year ended December 31, 2022, the Company recognized no interest expense or penalties. For the year ended December 31, 2021, the Company recognized $0.6 million of interest expense and $0.4 million of penalties. The Company has no accrued interest and penalties for state uncertain tax positions at December 31, 2022 and December 31, 2021.

The total amount of net unrecognized tax benefits at December 31, 2022 and December 31, 2021 that would impact the effective tax rate, if recognized, would be $0.2 million and $0.3 million, respectively. The Company believes that it is reasonably possible that none of its unrecognized tax positions related to state taxes will be recognized by the end of 2023 as a result of settlements or the expiration of statute of limitations.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. An IRS examination of the tax year March 29, 2012 was settled in 2021 resulting in additional federal and state net operating losses (“NOLs”). Generally, tax years beginning after December 31, 2002 are still open to examination by various taxing authorities. Additionally, as discussed above, the Company has NOL carryforwards for tax years ended December 31, 2003 through December 31, 2022, in the U.S. and various state jurisdictions which have carryforwards of varying lengths of time. These NOLs are subject to adjustment based on the statute of limitations applicable to the return in which they are utilized, not the year in which they are generated. Various state, local and foreign income tax returns are also under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its consolidated financial statements.

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

On January 12, 2018 and January 19, 2018, two putative federal securities class actions, captioned Hawaii Structural Ironworkers Pension Trust Fund v. AMC Entertainment Holdings, Inc., et al., Case No. 1:18-cv-00299-AJN (the “Hawaii Action”), and Nichols v. AMC Entertainment Holdings, Inc., et al., Case No. 1:18-cv-00510-AJN (the “Nichols Action,” and together with the Hawaii Action, the “Actions”), respectively, were filed against the Company in the U.S. District Court for the Southern District of New York. The Actions, which named certain of the Company’s officers and directors and, in the case of the Hawaii Action, the underwriters of the Company’s February 8, 2017 secondary public offering, as defendants, asserted claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) with respect to alleged material misstatements and omissions in the registration statement for the secondary public offering and in certain other public disclosures. On May 30, 2018, the court consolidated the Actions. On January 22, 2019, defendants moved to dismiss the Second Amended Class Action Complaint. On September 23, 2019, the court granted the motion to dismiss in part and denied it in part. On March 2, 2020, plaintiffs moved to certify the purported class. On March 30, 2021, the court granted the motion to certify the class. On September 2, 2021, the parties reached an agreement in principle to resolve the Actions for $18.0 million. The Company agreed to the settlement and the payment of the settlement amount to eliminate the distraction, burden, expense, and uncertainty of further litigation. The Company and the other defendants continue to expressly deny any liability or wrongdoing with respect to the matters alleged in the Actions. On November 1, 2021, the parties to the Actions signed a stipulation of settlement, which memorialized the terms of the agreement in principle, and which the plaintiffs filed with the court. Also on November 1, 2021, plaintiffs filed a motion to preliminarily approve the settlement. On November 8, 2021, the court preliminarily approved the settlement, approved the form of notice to be disseminated to class members, and scheduled a final fairness hearing on the settlement for February 10, 2022. On February 14, 2022, the court issued a final judgment approving the settlement and dismissing the action.

On May 21, 2018, a stockholder derivative complaint, captioned Gantulga v. Aron, et al., Case No. 2:18-cv-02262-JAR-TJJ (the “Gantulga Action”), was filed against certain of the Company’s officers and directors in the U.S. District Court for the District of Kansas. The Gantulga Action, which was filed on behalf of the Company, asserts claims under Section 14(a) of the Exchange Act and for breaches of fiduciary duty and unjust enrichment based on allegations substantially similar to the Actions. On October 12, 2018, the parties filed a joint motion to transfer the action to the U.S. District Court for the Southern District of New York, which the court granted on October 15, 2018. When the action was transferred to the Southern District of New York, it was re-captioned Gantulga v. Aron, et al., Case No. 1:18-cv-10007-

AJN. The parties filed a joint stipulation to stay the action, which the court granted on December 17, 2018. The stay was lifted as of February 9, 2022.

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

On April 22, 2019, a putative stockholder class and derivative complaint, captioned Lao v. Dalian Wanda Group Co., Ltd., et al., C.A. No. 2019-0303-JRS (the “Lao Action”), was filed against certain of the Company’s directors, Wanda, two of Wanda’s affiliates, Silver Lake, and one of Silver Lake’s affiliates in the Delaware Court of Chancery. The Lao Action asserts claims directly, on behalf of a putative class of Company stockholders, and derivatively, on behalf of the Company, for breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty with respect to transactions that the Company entered into with affiliates of Wanda and Silver Lake on September 14, 2018, and the special cash dividend of $1.55 per share of Common Stock that was payable on September 28, 2018 to the Company’s stockholders of record as of September 25, 2018. On July 18, 2019, the Company’s Board of Directors formed a Special Litigation Committee to investigate and evaluate the claims and allegations asserted in the Lao Action and make a determination as to how the Company should proceed with respect to the Lao Action. On January 8, 2021, the Special Litigation Committee filed a report with the court recommending that the court dismiss all of the claims asserted in the Lao Action, and moved to dismiss all of the claims in the Lao Action. On June 6, 2022, the parties signed a stipulation of settlement to resolve the Lao Action for $17,375,000 (the “Settlement Amount”). Defendants agreed to the settlement and the payment of the Settlement Amount solely to eliminate the burden, expense, and uncertainty of further litigation, and continue to expressly deny any liability or wrongdoing with respect to the matters alleged in the Lao Action. On September 28, 2022, the court held a hearing to consider whether to approve the proposed settlement. At the hearing, the court requested a supplemental notice to stockholders prior to approval. A second hearing regarding approval of the settlement was held on November 30, 2022. Following the hearing, also on November 30, 2022, the court issued an order and final judgment approving the settlement and dismissing the action. The order and final judgment included a fee and expense award to Plaintiff’s counsel in the amount of $3,450,000 to be paid out of the

Settlement Amount. The remainder of the Settlement Amount was paid to the Company on January 6, 2023. See Note 16—Subsequent Events for further information.

On December 27, 2022, the Company received a letter from a purported stockholder, demanding to inspect certain of the Company’s books and records pursuant to 8 Del. C. § 220 in order to investigate allegations concerning: (i) the proposal that was approved by the Board on January 27, 2021 to amend the Company’s Certificate of Incorporation to increase the total number of shares of the Company’s Common Stock; (ii) the Company’s creation, distribution, and/or sale of AMC Preferred Equity Units (“APEs”); (iii) the transactions between the Company and Antara Capital, LP that the Company announced on December 22, 2022 (the “Antara Transactions”); (iv) the special meeting of the holders of the Company’s Common Stock and APEs to be held on March 14, 2023 for the purpose of voting on amendments to the Company’s Certificate of Incorporation that, together and if approved, will enable the APEs to convert into shares of the Company’s Common Stock: and (v) the independence of the members of the Board (the “December 27, 2022 Demand”). On January 4, 2023, the Company rejected the December 27, 2022 Demand. On February 7, 2023, without conceding the propriety of the December 27, 2022 Demand in any respect and while reserving all rights, the Company, in an effort to avoid unnecessary litigation, allowed the stockholder who made the December 27, 2022 Demand to inspect certain of the Company’s books and records concerning the subject matter of December 27, 2022 Demand.

On February 6, 2023, the Company received a letter from another purported stockholder, demanding to inspect certain of the Company’s books and records pursuant to 8 Del. C. § 220 in order to investigate allegations similar to those made in the December 27, 2022 Demand (the “February 6, 2023 Demand” and, together with the December 27, 2022 Demand, the “Books and Records Demands”). On February 13, 2023, the Company rejected the February 6, 2023 Demand. Also, on February 13, 2023, without conceding the propriety of the February 6, 2023 Demand in any respect and while reserving all rights, the Company, in an effort to avoid unnecessary litigation, allowed the stockholder who made the February 6, 2023 Demand to inspect the same books and records that it allowed the stockholder who made the December 27, 2022 Demand to inspect.

On February 20, 2023, two putative stockholder class actions were filed in the Delaware Court of Chancery, captioned Allegheny County Employees’ Retirement System v. AMC Entertainment Holdings, Inc., et al., C.A. No. 2023-0215-MTZ (Del. Ch.) (the “Allegheny Action”), and Munoz v. Adam M. Aron, et al., C.A. No. 2023-0216-MTZ (Del. Ch.) (the “Munoz Action”). The Allegheny Action asserts a claim for breach of fiduciary duty against certain of the Company’s directors and a claim for breach of 8 Del. C. § 242(b) against those directors and the Company, arising out of the Company’s creation of the APEs, the Antara Transactions, and the Charter Amendment Proposals. The Munoz Action, which was filed by the stockholders who made the Books and Records Demands, asserts a claim for breach of fiduciary duty against the Company’s current directors and former director Lee Wittlinger, arising out of the same conduct challenged in the Allegheny Action. The Allegheny Action seeks a declaration that the issuance of the APEs violated 8 Del. C. § 242(b), an order that holders of the Company’s Common Stock be provided with a separate vote from the holders of the APEs on the Charter Amendment Proposals or that the APEs be enjoined from voting on the Charter Amendment Proposals, and an award of money damages. The Munoz Action seeks to enjoin the APEs from being voted on the Charter Amendment Proposals.

On February 27, 2023, the Delaware Court of Chancery entered a status quo order that (i) will allow the March 14, 2023 vote on the Charter Amendment Proposals to proceed, but precludes the Company from implementing the Charter Amendment Proposals pending a ruling by the court on the plaintiffs’ to-be-filed preliminary injunction motion, and (ii) scheduled a hearing on the plaintiffs’ to-be-filed preliminary injunction motion for April 27, 2023.

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

Recurring Fair Value Measurements. The following tables summarize the fair value hierarchy of the Company’s financial assets carried at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2022 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Investment in Hycroft Mining Holding Corporation warrants	$9.2	$—	$—	$9.2
Marketable equity securities:
Investment in Hycroft Mining Holding Corporation	12.5	12.5	—	—
Total assets at fair value	$21.7	$12.5	$—	$9.2

		Fair Value Measurements at December 31, 2021 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Money market mutual funds	$0.5	$0.5	$—	$—
Investments measured at net asset value(1)	12.4	—	—	—
Total assets at fair value	$12.9	$0.5	$—	$—
(1)	The investments relate to non-qualified deferred compensation arrangements on behalf of certain members of management. The Company has an equivalent liability for this related-party transaction recorded in other long-term liabilities for the deferred compensation obligation. The plan was terminated on May 3, 2021 and liquidated in 2022.

Valuation Techniques. The Company’s money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The equity method investment in Hycroft was measured at fair value using Hycroft’s stock price at the date of measurement.

To estimate the fair value of the Company’s investment in Hycroft warrants, the Company valued the warrants using the Black Scholes pricing model. Such judgments and estimates included estimates of volatility of 123.3% and discount rate of 4.1%. The discount rate is based on the treasury yield that matches the term as of the measurement date. Other inputs included the term of 4.2 years, exercise price of $1.068 and Hycroft’s stock price at the date of measurement. There is considerable management judgment with respect to the inputs used in determining fair value, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy. See Note 6—Investments for further information regarding the investments in Hycroft.

Nonrecurring Fair Value Measurements. The following fair value hierarchy tables summarize the Company’s assets that were written down to their fair value on a nonrecurring basis as part of our impairment evaluation:

		Fair Value Measurements at December 31, 2022 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs	Total Impairment
(In millions)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)	Losses
Property, net:
Property net	$57.3	$—	$—	$57.3	$27.8
Operating lease right-of-use assets
Operating lease right-of-use assets	138.4	—	—	138.4	105.3
Total	$195.7	$—	$—	$195.7	$133.1

		Fair Value Measurements at December 31, 2021 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs	Total Impairment
(In millions)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)	Losses
Property, net:
Property net	$22.8	$—	$—	$22.8	$21.8
Operating lease right-of-use assets, net
Operating lease right-of-use assets, et	99.2	—	—	99.2	53.4
Other long-term assets
Property owned, net	2.0	—	—	2.0	2.0
Total	$124.0	$—	$—	$124.0	$77.2

Valuation Techniques. There is considerable management judgment with respect to cash flow estimates and appropriate discount rates to be used in determining fair value, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy. Such judgments and estimates include estimates of future attendance, revenues, cash flows, rent relief, cost savings, capital expenditures, and the cost of capital, among others. At December 31, 2022, related cash flows were discounted at 10.0% for the Domestic Theatres and 12.5% for the International Theatres, at December 31, 2021, related cash flows were discounted at 10.0% for Domestic Theatres and 11.5% for International Theatres.

Other Fair Value Measurement Disclosures. The following tables summarize the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at December 31, 2022 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$20.0	$—	$10.8	$—
Corporate borrowings	5,120.8	—	2,516.2	—

		Fair Value Measurements at December 31, 2021 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$20.0	$—	$18.1	$—
Corporate borrowings	5,408.0	—	4,263.5	681.4

Valuation Technique. Quoted market prices and observable market based inputs were used to estimate fair value for Level 2 inputs. The Level 3 fair value measurement represents the transaction price of the corporate borrowings under estimated market conditions. The Company valued these notes at principal value less an estimated discount reflecting a market yield to maturity. See Note 8—Corporate Borrowings and Finance Lease Liabilities for further information.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

NOTE 13—OPERATING SEGMENTS

The Company reports information about operating segments in accordance with ASC 280-10, Segment Reporting, which requires financial information to be reported based on the way management organizes segments within a company for making operating decisions and evaluating performance. The Company has identified two reportable segments and reporting units for its theatrical exhibition operations, U.S. markets and International markets. The International markets reportable segment has operations in or partial interest in theatres in the United Kingdom, Germany, Spain, Italy, Ireland, Portugal, Sweden, Finland, Norway, Denmark, and Saudi Arabia. The Company divested of its interest in Estonia, Latvia, and Lithuania operations, see Note 1—The Company and Significant Accounting Policies for further information on the Baltics theatre sale. On January 24, 2023 the Company sold its interest in Saudi Arabia, see Note 16—Subsequent events for additional information. Each segment’s revenue is derived from admissions, food and beverage sales and other ancillary revenues, primarily screen advertising, AMC Stubs® membership fees and other loyalty programs, ticket sales, gift card income and exchange ticket income. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company does not report asset information by segment because that information is not used to evaluate the performance of or allocate resources between segments.

Below is a breakdown of select financial information by reportable operating segment:

	Year Ended
Revenues (In millions)	December 31, 2022	December 31, 2021	December 31, 2020
U.S. markets	$2,961.7	$1,875.8	$826.7
International markets	949.7	652.1	415.7
Total revenues	$3,911.4	$2,527.9	$1,242.4

	Year Ended
Adjusted EBITDA (In millions)	December 31, 2022	December 31, 2021	December 31, 2020
U.S. markets	$59.6	$(250.6)	$(768.2)
International markets	(13.0)	(41.1)	(231.0)
Total Adjusted EBITDA	$46.6	$(291.7)	$(999.2)
(1)	The Company presents Adjusted EBITDA as a supplemental measure of its performance. The Company defines Adjusted EBITDA as net earnings (loss) plus (i) income tax provision (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of the Company’s ongoing operating performance and to include attributable EBITDA from equity investments in theatre operations in International markets and any cash distributions of earnings from its other equity method investees. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, which is broadly consistent with how Adjusted EBITDA is defined in the Company’s debt indentures.

	Year Ended
Capital Expenditures (In millions)	December 31, 2022	December 31, 2021	December 31, 2020
U.S. markets	$138.4	$63.9	$109.9
International markets	63.6	28.5	63.9
Total capital expenditures	$202.0	$92.4	$173.8

Financial information about geographic area is as follows:

	Year Ended
Revenues (In millions)	December 31, 2022	December 31, 2021	December 31, 2020
United States	$2,961.7	$1,875.8	$826.7
United Kingdom	379.3	283.6	127.9
Spain	114.6	81.8	52.1
Sweden	125.0	82.3	63.2
Italy	90.4	57.5	47.5
Germany	96.2	54.4	38.2
Finland	73.9	49.1	43.4
Ireland	27.3	16.9	9.3
Other foreign countries	43.0	26.5	34.1
Total	$3,911.4	$2,527.9	$1,242.4

	As of	As of
Long-term assets, net (In millions)	December 31, 2022	December 31, 2021
U.S. markets	$6,135.9	$6,434.5
International markets	2,097.6	2,516.7
Total long-term assets (1)	$8,233.5	$8,951.2
(1)	Long-term assets are comprised of property, operating lease right-of-use assets, intangible assets, goodwill, deferred tax asset, net and other long-term assets.

The following table sets forth a reconciliation of net loss to Adjusted EBITDA:

	Year Ended
(In millions)	December 31, 2022	December 31, 2021	December 31, 2020
Net loss	$(973.6)	$(1,269.8)	$(4,589.4)
Plus:
Income tax provision (benefit) (1)	2.5	(10.2)	59.9
Interest expense	378.7	458.1	356.9
Depreciation and amortization	396.0	425.0	498.3
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill (2)	133.1	77.2	2,513.9
Certain operating expense (income) (3)	8.0	0.2	(9.4)
Equity in (earnings) loss of non-consolidated entities (4)	1.6	(11.0)	30.9
Cash distributions from non-consolidated entities (5)	6.6	12.5	17.4
Attributable EBITDA (6)	0.4	3.7	0.2
Investment expense (income)	14.9	(9.2)	10.1
Other expense (income) (7)	80.4	(0.1)	66.9
Other non-cash rent benefit (8)	(26.6)	(24.9)	(4.9)
General and administrative — unallocated:
Merger, acquisition and other costs (9)	2.1	13.7	24.6
Stock-based compensation expense (10)	22.5	43.1	25.4
Adjusted EBITDA	$46.6	$(291.7)	$(999.2)

(1)	For information regarding the income tax provision (benefit), see Note 10—Income Taxes.
(2)	During the year ended December 31, 2022, the Company recorded non-cash impairment charges related to its long-lived assets of $73.4 million on 68 theatres in the U.S. markets with 817 screens which were related to property, net and operating lease right-of-use assets, net and $59.7 million on 53 theatres in the International markets with 456 screens which were related to property, net and operating lease right-of-use assets, net.

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

(3)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens, including the related accretion of interest, non-cash deferred digital equipment rent expense, and disposition of assets and other non-operating gains or losses included in operating expenses. The Company has excluded these items as they are non-cash in nature or are non-operating in nature.
(4)	Equity in (earnings) loss of non-consolidated entities primarily consisted of equity in loss from Saudi Cinema Company, LLC of $7.6 million, partially offset by equity in (earnings) from DCIP of $3.4 million during the year ended December 31, 2022. Equity in (earnings) loss of non-consolidated entities primarily consisted of equity in earnings (loss) from DCIP of $12.2 million and $(14.5) million, during the year ended December 31, 2021, and December 31, 2020, respectively. In addition, the Company recorded impairment losses in the International markets during the year ended December 31, 2020 related to equity method investments of $8.6 million in equity in (earnings) loss of non-consolidated entities.
(5)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. The Company believes including cash distributions is an appropriate reflection of the contribution of these investments to the Company’s operations.
(6)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of the Company’s equity in (earnings) loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where the Company holds a significant market share, the Company believes attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. The Company also provides services to these theatre operators including information technology systems, certain on-screen advertising services and the Company’s gift card and package ticket program.

	Year Ended
(In millions)	December 31, 2022	December 31, 2021	December 31, 2020
Equity in (earnings) loss of non-consolidated entities	$1.6	$(11.0)	$30.9
Less:
Equity in (earnings) loss of non-consolidated entities excluding International theatre joint ventures	(5.4)	(13.5)	27.4
Equity in loss of International theatre joint ventures	(7.0)	(2.5)	(3.5)
Income tax provision	0.1	0.3	0.1
Investment expense (income)	0.2	(0.1)	(0.4)
Interest expense	0.1	0.2	0.1
Impairment of long-lived assets	4.2	—	—
Depreciation and amortization	2.8	5.6	3.2
Other expense	—	0.2	0.7
Attributable EBITDA	$0.4	$3.7	$0.2

(7)	Other expense (income) during the year ended December 31, 2022, primarily consisted of a loss on debt extinguishment of $92.8 million, partially offset by income related to the foreign currency transaction gains of $(12.3) million and contingent lease guarantees of $(0.2) million.

Other expense (income) for the year ended December 31, 2021, primarily consisted of a loss on debt extinguishment of $14.4 million and financing fees of $1.0 million, partially offset by income related to the foreign currency transaction gains of $(9.8) million and contingent lease guarantees of $(5.7) million.

During the year ended December 31, 2020 included a loss of $109.0 million related to the fair value adjustments of the Company’s derivative liability and derivative asset for the Convertible Notes, financing fees related to the Exchange Offer of $39.3 million, and credit losses related to contingent lease guarantees of $15.0 million, partially offset due to a gain on extinguishment of the Second Lien Notes due 2026 of $(93.6) million.

(8)	Reflects amortization of certain intangible assets reclassified from depreciation and amortization to rent expense due to the adoption of ASC 842, Leases and deferred rent benefit related to the impairment of right-of-use operating lease assets.
(9)	Merger, acquisition and other costs are excluded as they are non-operating in nature.
(10)	Non-cash or non-recurring expense included in general and administrative: other.

NOTE 14—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the change in accumulated other comprehensive income (loss) by component:

	Foreign
(In millions)	Currency	Pension Benefits	Total
Balance December 31, 2020	$60.1	$(21.4)	$38.7
Other comprehensive income (loss)	(78.7)	12.3	(66.4)
Realized loss on foreign currency transactions reclassified into investment expense (income)	(0.4)	—	(0.4)
Balance December 31, 2021	$(19.0)	$(9.1)	$(28.1)
Other comprehensive income (loss)	(59.8)	10.6	(49.2)
Balance December 31, 2022	$(78.8)	$1.5	$(77.3)

The tax effects allocated to each component of other comprehensive income (loss) is as follows:

	Year Ended
	December 31, 2022			December 31, 2021			December 31, 2020
		Tax			Tax			Tax
	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax
(In millions)	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized foreign currency translation adjustment	$(59.8)	$—	$(59.8)	$(78.9)	$—	$(78.9)	$66.8	$0.2	$67.0
Realized gain (loss) on foreign currency transactions, net of tax	—	—	—	(0.9)	0.5	(0.4)	1.9	—	1.9
Pension and other benefit adjustments:
Net gain (loss) arising during the period, net of tax	10.6	—	10.6	13.0	(0.7)	12.3	(4.1)	—	(4.1)
Other comprehensive income (loss)	$(49.2)	$—	$(49.2)	$(66.8)	$(0.2)	$(67.0)	$64.6	$0.2	$64.8

NOTE 15—LOSS PER SHARE

On August 4, 2022, the Company announced that its Board of Directors declared a special dividend of one AMC Preferred Equity Unit for each share of Common Stock outstanding at the close of business on August 15, 2022, the record date. The dividend was paid at the close of business on August 19, 2022 to investors who held shares of Common Stock as of August 22, 2022, the ex-dividend date.

Each AMC Preferred Equity Unit is a depositary share and represents an interest in one one-hundredth (1/100th) of a share of Series A Convertible Participating Preferred Stock evidenced by a depositary receipt pursuant to a deposit agreement. The Company has 50,000,000 Preferred Stock shares authorized, 10,000,000 of which have currently been allocated and 7,245,872 have been issued under depositary agreement as Series A Convertible Participating Preferred Stock, leaving 40,000,000 unallocated Preferred Stock shares. Each AMC Preferred Equity Unit is designed to have the same economic and voting rights as a share of Class A common stock. Trading of the AMC Preferred Equity Units on the NYSE began on August 22, 2022 under the ticker symbol “APE”. Due to the characteristics of the AMC Preferred Equity Units, the special dividend is similar to a stock split pursuant to ASC 505-20-25-4. Accordingly, all references made to share, per share, or common share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the special dividend as a stock split.

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share includes the effects of unvested RSUs with a service condition only and unvested contingently issuable RSUs and PSUs that have service and performance conditions, if dilutive. Diluted loss per share for the year ended December 31, 2020 also includes potential dilutive shares from the conversion feature of the Convertible Notes due 2026, if dilutive.

The following table sets forth the computation of basic and diluted loss per common share:

	Year Ended	Year Ended	Year Ended
(In millions)	December 31, 2022	December 31, 2021	December 31, 2020
Numerator:
Net loss for basic loss per share attributable to AMC Entertainment Holdings, Inc.	$(973.6)	$(1,269.1)	$(4,589.1)
Net loss for diluted loss per share attributable to AMC Entertainment Holdings, Inc.	$(973.6)	$(1,269.1)	$(4,589.1)

Denominator (shares in thousands):
Weighted average shares for basic loss per common share	1,047,689	954,820	234,424
Weighted average shares for diluted loss per common share	1,047,689	954,820	234,424

Basic loss per common share:	$(0.93)	$(1.33)	$(19.58)
Diluted loss per common share:	$(0.93)	$(1.33)	$(19.58)

Vested RSUs, PSUs, and SPSUs have dividend rights identical to the Company’s Common Stock and AMC Preferred Equity Units and are treated as outstanding shares for purposes of computing basic and diluted earnings per share. For the year ended December 31, 2022, December 31, 2021, and December 31, 2020, unvested RSUs of 2,523,364, 4,495,250, and 2,262,666, respectively, were not included in the computation of diluted earnings (loss) per share because they would be anti-dilutive.

Unvested PSUs and SPSUs are subject to performance and market conditions, respectively, and are included in diluted earnings per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the Company’s 2013 Equity Incentive Plan if the end of the reporting period were the end of the contingency period. Unvested PSUs of 0, 0 and 1,298,418 for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively, and unvested SPSUs of 1,156,656 at the minimum market condition for the year ended December 31, 2020, were not included in the computation of diluted loss per share because they would not be issuable if the end of the reporting period were the end of the contingency period or they would be anti-dilutive.

On January 29, 2021, the $600.0 million principal amount of the Company’s Convertible Notes due 2026 were converted into the Company’s Common Stock at a conversion price of $6.76 per share and resulted in the issuance of 44,422,860 shares and 44,422,860 AMC Preferred Equity Units. For the year ended December 31, 2020, the Company used the if-converted method for calculating any potential dilutive effect of the Convertible Notes that were issued on September 14, 2018. The Company has not adjusted net loss for the year ended December 31, 2020 to eliminate the interest expense of $31.8 million and the loss for the derivative liability related to the Convertible Notes of $89.4 million in the computation of diluted loss per share because the effects would be anti-dilutive. The Company has not included in diluted weighted average shares approximately 71.0 million shares issuable upon conversion for the year ended December 31, 2020 as the effects would be anti-dilutive.

NOTE 16—SUBSEQUENT EVENTS

Equity Distribution Agreement. As part of the Equity Distribution Agreement described in Note 9—Stockholders’ Equity, the Company raised gross proceeds of approximately $9.6 million through the date of this filing through its at-the-market offering of approximately 6.6 million shares of its AMC Preferred Equity Units and paid fees to the sales agent of approximately $0.2 million. The Company is prohibited from selling more than $140.0 million worth of AMC Preferred Equity units until the earlier of the special stockholders meeting described below or April 6, 2023. Antara is prohibited from purchasing more than 26 million AMC Preferred Equity Units until the earlier of the special stockholders meeting or April 6, 2023.

Stock-Based Compensation. On February 23, 2023, AMC’s Board of Directors approved a modification to the 2022 PSU awards which lowered the Adjusted EBITDA and free cash flow performance targets such that 200% vesting was achieved for both tranches. This modification resulted in the immediate additional vesting of 2,389,589 Common Stock 2022 PSUs and 2,389,589 AMC Preferred Equity Unit 2022 PSUs. This was treated as a Type 3 modification

(improbable-to-probable) which requires the Company to recognize additional stock compensation expense based on the modification date fair values of the Common Stock PSUs and AMC Preferred Equity Unit PSUs of $6.23 and $2.22, respectively. The Company will recognize $20.2 million of additional stock compensation expense in its financial statements during the three months ended March 31, 2023. See Item 9B. Other Information of this form 10-K for further information.

Additional Share Issuances Antara. On February 7, 2023, the Company issued 197,621,297 AMC Preferred Equity Units to Antara in exchange for $75.1 million in cash and $100.0 million aggregate principal of the Company’s 10%/12% Cash/PIK Toggle Second Lien Notes due 2026. The cash proceeds of $75.1 million and the carrying value of the notes of $118.6 million were recorded in Total stockholders’ deficit. The Company paid $1.4 million of accrued interest in cash upon exchange of the notes. On February 9, 2023, the Company and Antara agreed to a mutual waiver of the lock-up restrictions in the Forward Purchase Agreement restricting the sale, transfer, or other disposition of the AMC Preferred Equity Units. In accordance with the mutual waiver, the lock-up restrictions will not apply to (i) sales of AMC Preferred Equity Units by Antara in an amount not to exceed an aggregate of 26 million AMC Preferred Equity Units, and (ii) allow additional sales of AMC Preferred Equity Units by the Company in an amount not to exceed $140 million. The Company also agreed that prior to March 31, 2023, it will not issue or exchange, without Antara’s prior written consent, any Common Stock in return for cancellation of the Company’s outstanding indebtedness.

Senior Secured Credit Facility. On January 25, 2023, the Company entered into the Twelfth Amendment, pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant under its Credit Agreement from a period ending March 31, 2023 to a period ending on March 31, 2024.

Derivative Stockholder Complaint. On January 6, 2023, the Company received approximately $14.0 million in settlement of the Lao Action as described in Note 11—Commitments and Contingencies. The Company expects to record the settlement as a credit to other income during the three months ended March 31. 2023.

Saudi Cinema Company. On December 30, 2022, the Company entered into an agreement to sell its 10.0% investment in Saudi Cinema Company, LLC for SAR 112.5 million ($30.0) million, subject to certain closing conditions. On January 24, 2023, the Saudi Ministry of Commerce recorded the sale of equity and the Company received the proceeds on January 25, 2023. The Company expects to record a gain on the sale of approximately $15.5 million in investment income during the three months ended March 31, 2023.

Debt Repurchases. The below table summarizes the cash debt repurchase transactions during January and February 2023, including related party transactions with Antara, which became a related party on February 7, 2023:

	Aggregate Principal	Reacquisition	Gain on	Accrued Interest
(In millions)	Repurchased	Cost	Extinguishment	Paid
Related party transactions:
Second Lien Notes due 2026	$41.9	$24.4	$25.3	$0.7
5.875% Senior Subordinated Notes due 2026	4.1	1.7	2.3	0.1
Total related party transactions	46.0	26.1	27.6	0.8
Non-related party transactions:
Second Lien Notes due 2026	24.2	12.0	16.7	0.2
Total non-related party transactions	24.2	12.0	16.7	0.2
Total debt repurchases	$70.2	$38.1	$44.3	$1.0

Special Meeting of Stockholders. Subsequent to the fiscal year ended December 31, 2022, the Board called a special meeting of the Company’s stockholders for March 14, 2023 (the “Special Meeting”). At the Special Meeting, the Company’s stockholders will consider the following proposals:

1.	Proposal No. 1: To approve an amendment to our Third Amended and Restated Certificate of Incorporation (our “Certificate of Incorporation”) to increase the total number of authorized shares of Common Stock from 524,173,073 shares of Common Stock to 550,000,000 shares of Common Stock (the “Share Increase Proposal”);
2.	Proposal No. 2: To approve an amendment to our Certificate of Incorporation to effectuate a reverse stock split at a ratio of one share of Common Stock for every ten shares of Common Stock, which together with the Share

Increase Proposal, shall permit the full conversion of all outstanding shares of Series A Preferred Stock into shares of Common Stock (the “Reverse Split Proposal” and collectively with the Authorized Share Increase Proposal, the “Charter Amendment Proposals”). See Note 11—Commitments and Contingencies for further information; and
3.	Proposal No. 3: To approve one or more adjournments of the Special Meeting, if necessary, to permit further solicitation of proxies if there are not sufficient votes at the time of the Special Meeting to approve and adopt the Charter Amendment Proposals (the “Adjournment Proposal”).

Each of the Share Increase Proposal and the Reverse Split Proposal is cross-conditioned on the approval of the other, such that approval of both proposals is required for each of them to take effect.

If the Charter Amendment Proposals are approved, the number of our outstanding shares of Common Stock as of February 8, 2023, the record date for the Special Meeting, would decrease from 517,580,416 to approximately 51,758,042 shares of Common Stock. Further, 9,298,497 shares of Series A Preferred Stock (represented by 929,849,612 APEs), as of the record date, will convert into 92,984,970 shares of Common Stock and the Series A Preferred Stock (and APEs) will cease to exist. Ultimately, based upon the outstanding equity interests as of the record date, approval of the Charter Amendment Proposals will result in a total of approximately 144,743,012 shares of Common Stock outstanding out of 550,000,000 authorized shares. The amount of Preferred Stock authorized in the Certificate of Incorporation will be unaffected by the Charter Amendment Proposals.

For additional information on the Special Meeting and the proposals under consideration, see the Company’s definitive proxy statement on Schedule 14A filed on February 14, 2023.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) of the Exchange Act. With management’s participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of December 31, 2022, based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report in Item 8 of Part II of this Annual Report on Form 10-K.

(c)	Changes in internal control over financial reporting.

There were no changes in its internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Compensatory Arrangements of Certain Officers

In order to recognize the ongoing extraordinary efforts of the Company’s management team as the theatrical exhibition industry continues to lag its pre-pandemic performance, encourage continued engagement, and incentivize executives during continued difficult business conditions, on February 23, 2023, the Compensation Committee of the Company’s Board of Directors (the “Committee”), in consultation with the Company’s independent compensation consultant, approved immediately vested awards of the Company’s Common Stock and AMC Preferred Equity Units under the 2013 Equity Incentive Plan (“EIP”), to certain officers, including the named executive officers (“NEOs”) as described below:

NEO	Common Stock	AMC Preferred Equity Units
Adam Aron	933,213	933,213
Sean Goodman	196,400	196,400
Dan Ellis	84,572	84,572
Elizabeth Frank	104,039	104,039
Kevin Connor	81,217	81,217

As described in the Company’s definitive proxy statement on Schedule 14A in connection with its 2022 Annual Meeting of Stockholders, filed on April 29, 2022, each year the Committee approves annual grants under the EIP, half of which are designated as performance stock units (“PSUs”). The PSUs are divided into three equal tranches with each tranche allocated to a fiscal year during the three-year period covered by the grant (each a “Tranche Year”). Each tranche is eligible to vest based upon attainment of certain financial performance goals during its applicable Tranche Year. The performance goals are established at the beginning of the applicable Tranche Year based upon the Company’s financial plan, which in turn is highly dependent upon forecasts of overall industry box office. For the 2022 Tranche Year, primarily due to changes to studio movie release schedules which is outside the control of the Company, industry box office was significantly lower than the forecasts upon which the performance goals were predicated. As a result, PSUs allocated to the 2022 Tranche Year with Adjusted EBITDA performance goals vested at 0% and those with Free Cash Flow performance goals vested at only 79%. The awards reflected in the table were calculated based upon the difference between the vesting level of the PSUs allocated to the 2022 Tranche Year and the maximum vesting level of such PSUs, which the Committee believes would have been achieved had the performance goals been set based upon the ultimate industry box office level. Given the management team’s continued focus on maximizing results despite industry factors outside its control, the Committee felt that the awards were justified and consistent with the goals of the Company’s executive compensation programs, namely to attract, retain, motivate and reward talented executives.

As a result of the awards to the NEOs and other officers, in the first quarter of 2023 the Company estimates it will issue approximately 1.3 million shares of Common Stock and 1.3 million AMC Preferred Equity Units each net of tax withholding, incur approximately $20.2 of stock compensation expense, and make estimated cash payments of approximately $9.1 million to cover tax withholding.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

For information with respect to the executive officers of the Company, see “Information about our Executive Officers” included as a separate item at the end of Part I, Item 1 of this Report.

All other information called for by this item is hereby incorporated herein by reference to the relevant information under the headings “Proposal 2 - Election of Directors”, “Delinquent Section 16(A) Reports”, and “Corporate Governance” in our definitive proxy statement on Schedule 14A in connection with our 2023 Annual Meeting of Stockholders, to be filed within 120 days after December 31, 2022 (the “Annual Meeting Proxy Statement”).

Item 11.   Executive Compensation.

The information called for by this item is set forth under the headings “Executive Compensation”, “Compensation Committee Report on Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Policies and Practices as They Relate to Risk Management”, “Director Compensation” and “Compensation Discussion and Analysis” in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information” in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is set forth under the headings “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services.

The information called for by this item is set forth under the headings “Principal Accountant Fees and Services” and “Audit Committee Pre-Approval Policy” in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)The following financial statements are included in Part II, Item 8.

(a)(2)	Financial Statement Schedules—All schedules have been omitted because the necessary information is included in the Notes to the Consolidated Financial Statements.

(b)	Exhibits

The Company has attached or incorporated by reference herein certain exhibits as specified below.

Exhibit Number	Description
1.1

Equity Distribution Agreement, dated as of September 26, 2022 by and between AMC Entertainment Holdings, Inc. and Citigroup Global Markets Inc. (incorporated by reference from Exhibit 1.1. to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on September 26, 2022).

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

3.3

Certificate of Designations for the Series A Convertible Participating Preferred Stock (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on August 4, 2022).

Exhibit Number	Description
3.4

Deposit Agreement among AMC Entertainment Holdings, Inc., Computershare Inc. and Computer Share Trust Company, N.A., dated as of August 4, 2022 (Previously filed as an exhibit to our Current Report on Form 8-K filed on August 4, 2022).

3.5	Form of Depository Receipt (incorporated by reference from Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 8, 2022).

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

4.1(o)

Twelfth Amendment to Credit Agreement, dated as of January 25, 2023, by and among AMC Entertainment Holdings, Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on January 25, 2023).

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

Exhibit Number	Description
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

Exhibit Number	Description
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

4.11

Indenture, dated as of October 20, 2022, among Odeon Finco PLC, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and security agent (including the form of the 12.75% Senior Secured Note due 2027) (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-33892 filed on October 20, 2022).

4.12

Guarantee Agreement, dated as of October 20, 2022, among AMC Entertainment Holdings, Inc. and U.S. Bank Trust Company, National Association (incorporated by reference from Exhibit 4.2 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on October, 20, 2022).

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

Exhibit Number	Description

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

***10.6(a)

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

10.7

Form of Indemnification Agreement by and between AMC Entertainment Holdings, Inc. and its Directors and Executive Officers (incorporated by reference from Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on November 22, 2013, as amended).

***10.8

Employment Agreement, dated as of December 14, 2015, by and among AMC Entertainment Holdings, Inc. and Adam M. Aron (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on December 15, 2015).

***10.9	AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 7, 2014).

***10.9(a)

AMC Entertainment Holdings, Inc. Clarifying Amendment to 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.27(a) to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed on March 10, 2015).

***10.9(b)

Second Amendment to AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan, approved as of July 29, 2020 (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

***10.9(c)

Third Amendment to the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan, approved as of October 30, 2020 (incorporated by reference from Exhibit 10.10 to AMC’s Current Report on Form 10-Q (File No. 1-33892) filed on November 4, 2020).

***10.9(d)

Fourth Amendment to the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan, effective as of August 15, 2022 (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on August 4, 2022).

***10.9(e)	Form of Stock Award Agreement (incorporated by reference from Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on November 27, 2013, as amended).

Exhibit Number	Description
***10.9(f)

Form of Director Stock Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on June 9, 2020).

***10.9(g)

Form of Restricted and/or Performance Stock Unit Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on June 9, 2020).

***10.9(h)

Form of First Modification to the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan Special Performance Stock Unit Award Notice & Agreement Dated February 26, 2020, First Modification Effective October 30, 2020 (incorporated by reference from Exhibit 10.11 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 4, 2020).

***10.10

Restated American Multi-Cinema, Inc. Non-Qualified Deferred Compensation Plan dated September 29. 2016, by American Multi-Cinema, Inc. effective January 1, 2016. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 9, 2016).

***10.10(a)

Amendment No. 1 to the American Multi-Cinema, Inc. Non-Qualified Deferred Compensation Plan effective May 1, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on August 7, 2018).

10.10(b)

Termination Amendment to the American Multi-Cinema, Inc. Non-Qualified Deferred Compensation Plan, effective May 3, 2021 (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on May 6, 2021).

***10.11

Employment Agreement between AMC Entertainment Holdings, Inc. and Sean D. Goodman executed on October 6, 2020 (incorporated by reference from Exhibit 10.9 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 4, 2020).

***10.11(a)

Amendment executed March 19, 2021, to the Employment Agreement between AMC Entertainment Holdings, Inc. and Sean D. Goodman executed on October 6, 2020 (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on March 19, 2021).

10.12

AMC Entertainment Holdings, Inc. Annual Incentive Compensation Program Continuing Structure, as amended and restated by the Compensation Committee February 23, 2021 (incorporated by reference from Exhibit 10.34 to AMC’s Annual Report on Form 10-K (File No. 1-33892) filed on March 12, 2021).

***10.13

AMC Entertainment Holdings, Inc. Non-Employee Director Compensation Program – Amended and Restated July 29, 2021 (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on August 9, 2021).

10.14

AMC Entertainment Holdings, Inc. Annual Incentive Compensation Program Continuing Structure, as amended and restated by the Compensation Committee February 16, 2022 (incorporated by reference from Exhibit 10.15 to AMC’s Annual Report on Form 10-K (File No. 1-33892) filed on March 1, 2022).

Exhibit Number	Description
***10.15

Employment Agreement, dated as of December 20, 2016, by and between Daniel E. Ellis and AMC Entertainment Holdings, Inc. (incorporated by reference from Exhibit 10.1 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on May 9, 2022).

***10.16

Employment Agreement, dated as of March 7, 2022, by and between Eliot Hamlisch and AMC Entertainment Holdings, Inc. (incorporated by reference from Exhibit 10.2 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on May 9, 2022).

***10.17

AMC Entertainment Holding’s, Inc. Non-Employee Director Compensation Plan – Amended and Restated October 27, 2022, Effective January 1, 2023 (incorporated by reference from Exhibit 10.3 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 8, 2022).

10.18

Forward Purchase Agreement, dated as of December 22, 2022, by and between AMC Entertainment Holdings, Inc. and Antara Capital LP (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on December 22, 2022).

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
Date: February 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ADAM M. ARON	Chairman of the Board, Chief Executive Officer and President
Adam M. Aron	(principal executive officer)
February 28, 2023
/s/ ANTHONY J. SAICH
Anthony J. Saich	Director
February 28, 2023
/s/ DENISE CLARK
Denise Clark	Director
February 28, 2023
/s/ KATHLEEN M. PAWLUS
Kathleen M. Pawlus	Director
February 28, 2023
/s/ HOWARD KOCH, JR.
Howard Koch, Jr.	Director
February 28, 2023
/s/ PHILIP LADER
Philip Lader	Director
February 28, 2023
/s/ ADAM J. SUSSMAN
Adam J. Sussman	Director
February 28, 2023
/s/ GARY F. LOCKE
Gary F. Locke	Director
February 28 2023
/s/ KERI PUTNAM
Keri Putnam	Director
February 28, 2023
/s/ SEAN D. GOODMAN	Executive Vice President, International Operations
Sean D. Goodman	Chief Financial Officer and Treasurer (principal financial officer)
February 28, 2023
/s/ CHRIS A. COX	Senior Vice President and Chief Accounting
Chris A. Cox	Officer (principal accounting officer)
February 28, 2023