Form 10-K/A
period 2022-12-31
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2023-04-28
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to§240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2022, computed by reference to the price at which the registrant’s Class A common stock was last sold on the New York Stock Exchange on such date was $7,002,919,062 (516,820,595 shares at a closing price per share of $13.55).

Shares of Class A common stock outstanding — 519,192,390 shares at April 26, 2023

Shares of AMC Preferred Equity Units outstanding, each representing participating voting and economic rights in the equivalent of one (1) share of Class A common stock — 995,406,413 shares at April 26, 2023

Auditor Name	Auditor Location	Auditor Firm ID
Ernst & Young LLP	Kansas City, Missouri	42

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of AMC Entertainment Holdings, Inc. for the fiscal year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2023 (the “Original Report” and together with this Amendment No. 1, this “Report”), is to amend Part III, Items 10 through 14 of the Original Report to include information previously omitted from the Original Report in reliance on General Instructions G(3) to Form 10-K (“Instruction G”), which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year.

We are also amending Part IV, Item 15 of the Original Report to include certain exhibits to be filed with this Amendment No. 1 to the Original Report.

Except as described above, this Amendment No. 1 to the Original Report does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect information or events subsequent to the filing thereof. Among other things, forward-looking statements made in the Original Report have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Report (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment No. 1 to the Original Report should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report.

The Board of Directors has not set a date for the 2023 Annual Meeting of Stockholders (“Annual Meeting”), but it is expected to be held in the third quarter of 2023. The Company will announce the date and time of the Annual Meeting and the deadlines for the submission of stockholder proposals in the proxy materials or otherwise to be considered at the Annual Meeting in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Unless the context otherwise indicates, references to “AMC,” “our company,” “the Company,” “us,” “we” and “our” refer to AMC Entertainment Holdings, Inc. and its consolidated subsidiaries.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Directors of the Company

Each of the biographies of our directors below contains information regarding the person’s service as a director, business experience, director positions held currently or at any time during the past five years, and the experience, qualifications, attributes and skills that caused the Board to determine that the person should be nominated for election as a director at the Annual Meeting. The following information is as of April 28, 2023.

Mr. Adam M. Aron

Mr. Aron, 68, has served as Chief Executive Officer, President and a director of the Company since January 2016, and as Chairman of the Board since July 2021. From February 2015 to December 2015, Mr. Aron was Chief Executive Officer of Starwood Hotels and Resorts Worldwide, Inc. and served on the board from 2006 to 2015. Since 2006, Mr. Aron has served as Chairperson and Chief Executive Officer of World Leisure Partners, Inc., a personal consultancy for matters related to travel and tourism, high-end real estate development, and professional sports, that he founded. Mr. Aron served as Chief Executive Officer and Co-Owner of the Philadelphia 76ers from 2011 to 2013, and remained an investor through 2022. From 2006 to 2015, Mr. Aron served as Senior Operating Partner of Apollo Management L.P. Mr. Aron currently serves on the board of directors of Norwegian Cruise Line Holdings, Ltd. Mr. Aron served on the board of directors of Centricus Acquisitions Corp. in 2021, the board of directors of Prestige Cruise Holdings, Inc. from 2007 to 2014, as well as HBSE, a private company that owns the NHL’s New Jersey Devils and the NBA’s Philadelphia 76ers. Mr. Aron received a Master’s of Business Administration degree with distinction from the Harvard Business School and a Bachelor of Arts degree cum laude from Harvard College. Mr. Aron brings to the Board significant business and executive leadership experience, including valuable insight into consumer services. He has almost 30 years of experience as a Chief Executive Officer, almost 35 years of experience as a corporate director, and more than 40 years of consumer-engagement experience.

Ms. Denise M. Clark

Ms. Clark, 65, has served as a director of the Company since January 2023. Ms. Clark is a global information technology executive with experience leading technical groups for multiple companies. Ms. Clark served as Senior Vice President and Global Chief Information Officer for The Estée Lauder Companies Inc. from November 2012 until her retirement in March 2017. Prior to that role, Ms. Clark served as Senior Vice President and Chief Information Officer for Hasbro Inc. from October 2007 to November 2012. Ms. Clark also served at Mattel, Inc., where she was Global Chief Technology Officer and later Chief Information Officer for the Fisher Price brand between January 2000 and February 2007. Ms. Clark’s previous experience also includes positions at Warner Music Group and Apple Inc. Ms. Clark has been a member of the board of directors of United Natural Foods, Inc. (UNFI) since 2013, where she is currently the chair of the nominating and governance committee. She previously served as a director of Six Flags Entertainment Corporation from March 2021 to August 2022 and Caesars Entertainment Corporation, including as chair of its compensation committee from October 2018 to May 2020. Ms. Clark also serves on the board of directors of Best Friends Animal Society, a national non-profit organization. Ms. Clark holds a B.S. in Sociology from the University of Missouri and an MBA from San Jose State University. Ms. Clark is a veteran of the United States Navy. Ms. Clark brings extensive public company executive experience to the Board, with particular expertise in information technology, strategic planning, and transformative business initiatives.

Mr. Howard W. “Hawk” Koch

Mr. Koch, 77, has served as a director of the Company since October 2014. Mr. Koch is a veteran movie producer and principal at The Koch Company, the former president of the Academy of Motion Picture Arts and Sciences (“AMPAS”), and Recording Secretary and former President of the Producers Guild of America. Mr. Koch serves on the Board of Directors of the Motion Picture & Television Fund from 2005 continuing through 2022 and the National Film Preservation Foundation. Mr. Koch previously served on the Board of Governors of AMPAS from 2004 to 2013 and the Board of Directors of the Producers Guild of America from 1999 to 2020. Mr. Koch has been intimately involved with the making of over 60 major motion pictures, among them such films as “Source Code”, “Fracture”, “Primal Fear”, “Marathon Man,” “Chinatown,” “Wayne’s World,” “Peggy Sue Got Married,” “The Idolmaker,” “Heaven Can Wait,” “The Way We Were” and “Rosemary’s Baby.” Mr. Koch continues to develop and produce movies. Mr. Koch has over 50 years of experience in the motion picture industry and provides our Board with a unique insight into the production of movies that are exhibited on our screens.

Mr. Philip Lader

Mr. Lader, 77, has served as a director of the Company since June 2019 and as Lead Independent Director since July 2021. Mr. Lader is a Senior Advisor to Morgan Stanley Institutional Securities as well as a partner emeritus with the law firm of Nelson Mullins Riley & Scarborough LLP. He is also the former U.S. Ambassador to the Court of St. James’s and Chairperson of WPP plc. Mr. Lader served in President Clinton’s Cabinet as Administrator of the US Small Business Administration, White House Deputy Chief of Staff, Assistant to the President, and Deputy Director of the Office of Management & Budget. Previously, he was Executive Vice President of Sir James Goldsmith’s US holdings and President of Sea Pines Company, universities in South Carolina and Australia, and Business Executives for National Security. Also, he is currently a trustee and Investment Committee Chairperson of RAND Corporation and several foundations, as well as a member of the boards of several privately-held companies, the investment committees of Morgan Stanley’s Global Infrastructure and Real Estate Funds, and the Council on Foreign Relations. He currently or has previously served on the boards of Lloyds of London, Marathon Oil, AES, WPP plc, Songbird (Canary Wharf), Rusal Corporations, the British Museum, American Red Cross, Smithsonian Museum of American History, St. Paul’s Cathedral Foundation, Atlantic Council, and several banks and universities. He is the founder and co-host of Renaissance Weekends. Mr. Lader’s education includes Duke, Michigan, Oxford and Harvard Law School, and he has been awarded honorary doctorates by 14 universities. He is an Honorary Fellow of Oxford University’s Pembroke College and London Business School and Honorary Bencher of Middle Temple (British Inns of Court), he was awarded the Benjamin Franklin Medal by The Royal Society for Arts, Manufactures & Commerce for his contributions to trans-Atlantic relations. Mr. Lader brings vast experience in business, government and law to the Board.

Mr. Gary F. Locke

Mr. Locke, 73, has served as a director of the Company since February 2016. Mr. Locke is currently a trade consultant and owner of Locke Global Strategies, LLC since 2014. Mr. Locke has also served as the interim President of Bellevue College since June of 2020. Mr. Locke was the first Chinese American to be elected as a U.S. Governor when the voters of Washington elected him in 1996 and re-elected him in 2000. During his administration, he strengthened economic ties between China and Washington State. Mr. Locke then served as U.S. Commerce Secretary from 2009-2011, where he led the effort to implement President Obama’s National Export Initiative to double American exports in five years. He then became America’s 10th Ambassador to China, serving from 2011-2014, and during his service he opened markets for made-in-USA goods and services and reduced wait times for visa interviews of Chinese applicants from 100 days to three days. Mr. Locke has served as a member of the board of directors of nLight, Inc. since August 2017. Mr. Locke previously served on the boards of directors of Fortinet, Inc. from September 2015 until June 2020 and Port Blakely Tree Farms from August 2019 until June 2022. He attended Yale University, graduating with a bachelor’s degree in political science and received his law degree from Boston University. Mr. Locke brings to the Board a global and valuable business perspective due to his extensive role in politics and experience as an Ambassador to China.

Ms. Kathleen M. Pawlus

Ms. Pawlus, 63, has served as a director of the Company since December 2014. Ms. Pawlus, a retired partner of Ernst and Young, LLP (“EY”), served as the Global Assurance Chief Financial Officer and Chief Operating Officer from 2012 to 2014. EY’s Assurance practice is the largest of EY’s four service lines and includes its Audit Practice, Fraud, Investigation and Dispute Services Practice, Climate Change and Sustainability Services Practice and its Financial Accounting Advisory Services Practice. Prior to this, from 2006 to 2012, Ms. Pawlus served as EY’s Americas Vice Chairperson and Chief Financial Officer, Global PBFA Function Leader and US Firm Vice Chairperson and Chief Financial Officer responsible for finance, IT operations, treasury, purchasing and facilities. Ms. Pawlus served on EY’s U.S. Executive Board from 2006 to 2012. Ms. Pawlus earned her Bachelor of Science degree from Indiana University and was a Certified Public Accountant from 1982 through 2021. Ms. Pawlus brings to the Board extensive financial, accounting, operational and management experience in various capacities with more than 30 years of experience.

Ms. Keri S. Putnam

Ms. Putnam, 57, has served as a director of the Company since January 2023. Ms. Putnam is a creative producer, strategic advisor, and senior media executive who has supported, developed and produced bold original content throughout her career. In 2022, Ms. Putnam founded Putnam Pictures to produce film and television content from creators with distinct and adventurous vision. Ms. Putnam served as CEO of the Sundance Institute from April 2010 until September 2021. Ms. Putnam’s previous experience includes serving as President of Production at Miramax Films, a division of the Walt Disney Company, and Executive Vice President at HBO, where she helped launch the Picturehouse theatrical label in partnership with Fine Line Features. Ms. Putnam serves as a non-voting independent director of the privately held independent production company PICTURESTART and German media company Leonine. She is also on the advisory board of Topic Media and Brooklyn College’s Feirstein School. Ms. Putnam co-founded and serves on the leadership council of ReFrame, a leading organization advocating for diversity in media. Ms. Putnam is a member of the Academy of Motion Pictures Arts and Sciences, an A.D. White Professor-at-Large at Cornell University, and a mentor at USC’s Stark Producing Program. Ms. Putnam holds a B.A. in Theatre History and Literature from Harvard College. Ms. Putnam brings extensive media company executive experience to the Board, with particular expertise in leadership, independent film production, and content creation.

Dr. Anthony J. Saich

Dr. Saich, 70, has served as a director of the Company since August 2012. Since July 2008, Dr. Saich has served as the Director of the Ash Center for Democratic Governance and Innovation and Daewoo Professor of International Affairs at Harvard University. In his capacity as Ash Center Director, Dr. Saich also serves as the director of the Rajawali Foundation Institute for Asia and the faculty chairperson of the China Public Policy Program, the Asia Energy Leaders Program and the Leadership Transformation in Indonesia Program. He oversees the School’s work in Vietnam as well as Myanmar, and the Ash Center’s programs on democratic governance and local government innovation. Dr. Saich also serves as a member of International Bridges to Justice and as the U.S. Secretary-General of the China United States Strategic Philanthropy Network. Dr. Saich sits on the executive committees of the John King Fairbank Center for Chinese Studies and the Asia Center, both at Harvard University, and serves as the Harvard representative of the Kennedy Memorial Trust. Dr. Saich holds a bachelor’s degree in politics and geography from the University of Newcastle, United Kingdom, a master’s degree in politics with special reference to China from the School of Oriental and African Studies, London University, and has a Ph.D. from the Faculty of Letters, University of Leiden, the Netherlands. Dr. Saich has over 40 years of experience in international affairs and will provide valuable international insights to the Company.

Mr. Adam J. Sussman

Mr. Sussman, 51, has served as a director of the Company since May 2019. Mr. Sussman has served as President of Epic Games, Inc. since January 2020. Prior to that, from 2017 until 2020, Mr. Sussman was appointed as Nike, Inc.’s first-ever Chief Digital Officer, was previously head of Nike’s Global Strategy and Corporate Development and served as the VP/GM Direct Digital and Geographies. He was responsible for building Nike’s portfolio of world-class digital consumer experiences and innovations and transforming retail for the world’s leading sports brand. He managed Nike’s digital teams globally and Nike’s direct-to-consumer GMs across the four key operating geographies of the company. Prior to Nike, Mr. Sussman was Senior Vice President of Global Publishing at Zynga responsible for marketing, sales, growth and digital products. He also served as Senior Vice President of Publishing at Disney, building the global team that managed gaming properties across all media platforms around the world. At Electronic Arts, he was Vice President of Worldwide Publishing, leading the team that established EA Mobile as the #1 publisher on the Apple App store. Mr. Sussman started his career as a creative executive at Hearst Entertainment, a division of the Hearst Corporation. Mr. Sussman holds a BA from Harvard College and an MBA from Harvard University Graduate School of Business Administration. Mr. Sussman brings valuable experience as president of large company and in marketing, information technology and digital platforms to the Board.

Board Committees

Our Board has established three standing committees: an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Each of our standing committees operates under a charter, which is available on our website at www.amctheatres.com under “Investor Relations”—“Governance”—“Governance Documents”. The membership of and functions performed by each of the standing committees of the Board are briefly described below.

Audit Committee

Our Audit Committee consists of Ms. Clark, Mr. Lader, Ms. Pawlus, Ms. Putnam, and Dr. Saich. Ms. Pawlus serves as chairperson of the Audit Committee. The Board has determined that Ms. Pawlus qualifies as an Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K and that each member of our Audit Committee is financially literate as defined in the NYSE rules and is independent within the meaning of Rule 10A-3 of the Exchange Act and the NYSE rules. Mr. Lee Wittlinger served on the Audit Committee until his resignation from the Board in December 2022. Ms. Clark, Mr. Lader and Ms. Putnam were appointed to the Audit Committee in January 2023.

The principal duties and responsibilities of our Audit Committee are as follows:

•	to oversee our financial reporting process and internal control system;

•	to appoint and replace our independent registered public accounting firm from time to time, determine their compensation and other terms of engagement, oversee their work and perform an annual evaluation;

•	to oversee the performance of our internal audit function; and

•	to oversee our compliance with legal, ethical and regulatory matters.

Compensation Committee

Our Compensation Committee consists of Mr. Koch, Mr. Lader, Mr. Locke, Ms. Pawlus, Dr. Saich, and Mr. Sussman, all of whom are independent in accordance with the NSYE rules. Dr. Saich serves as chairperson of the Compensation Committee. Mr. Lee Wittlinger served as a member and the chairperson of the Compensation Committee until his resignation from the Board in December 2022. Mr. Koch, Mr. Locke, Ms. Pawlus, and Dr. Saich were appointed to the Compensation Committee in January 2023.

The principal duties and responsibilities of our Compensation Committee are as follows:

•	to provide oversight on the development and implementation of the compensation policies, strategies, plans and programs for our key employees and non-employee directors and disclosure relating to these matters;

•	to review and approve the compensation of our CEO and our other executive officers; and

•	to provide oversight concerning the compensation of our CEO, succession planning, performance of our CEO and compensation related matters.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Ms. Clark, Mr. Koch, Mr. Locke, Ms. Putnam, and Mr. Sussman, all of whom are independent in accordance with the NSYE rules. Mr. Locke serves as chairperson of the Nominating and Corporate Governance Committee. Mr. Wittlinger served on the Nominating and Corporate Governance Committee until his resignation from the Board in December 2022. Mr. Lader and Dr. Saich (including as chairperson) also served on the Nominating and Corporate Governance Committee until January 2023. Ms. Clark, Mr. Koch, Mr. Locke, Ms. Putnam, and Mr. Sussman were appointed to the Audit Committee in January 2023.

The principal duties and responsibilities of the Nominating and Corporate Governance Committee are as follows:

•	to establish criteria for board and committee membership and recommend to our Board proposed nominees for election to the Board and for membership on committees of the Board; and

•	to make recommendations to our Board regarding board governance matters and practices.

Executive Officers of the Company

For information with respect to the executive officers of the Company, see “Information about our Executive Officers” included as a separate item at the end of Part I, Item 1 of the Original Report.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Officers, directors and holders of greater than 10% of our Common Stock are required by regulations of the SEC to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely upon a review of the copies of such reports filed electronically with the SEC and/or written representations that no other reports were required to be filed during 2022, all filing requirements under Section 16(a) applicable to our officers, directors and 10% stockholders were satisfied timely, except for one late Form 4 for Mr. Sean D. Goodman, Executive Vice President, Chief Financial Officer and Treasurer, with respect to one transaction due to an administrative error.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics that applies to all of our associates, including our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. These standards are designed to deter wrongdoing and to promote honest and ethical conduct. The Code of Business Conduct and Ethics, which addresses the subject areas covered by the SEC’s rules, may be obtained free of charge through our website: www.amctheatres.com under “Investor Relations”—“Governance”—“Governance Documents”. Any amendment to, or waiver from, any provision of the Code of Business Conduct and Ethics required to be disclosed with respect to any senior executive or financial officer shall be posted on this website.

Item 11.   Executive Compensation.

Compensation Committee Interlocks and Insider Participation

During 2022, our Compensation Committee consisted of Mr. Lader, Mr. Sussman and Mr. Lee Wittlinger, who served on the Compensation Committee until his resignation from the Board in December 2022. During the period January 1, 2022, through December 31, 2022, no member of the Compensation Committee had a relationship required to be described under the SEC rules relating to disclosure of related person transactions and none of our executive officers served on the board of directors or compensation committee of any entity that had one or more of its executive officers serving on the Board or the Compensation Committee of the Company.

Compensation Policies and Practices as They Relate to Risk Management

The Compensation Committee has reviewed and discussed the concept of risk as it relates to the Company’s compensation policies and it does not believe the Company’s compensation policies or practices create or encourage the taking of excessive risks that are reasonably likely to have a material adverse effect on the Company. Below are some of the highlights of the Company’s compensation programs that mitigate risks associated with compensation:

•	Compensation is comprised of a combination of base salary, annual cash incentive, and long-term equity incentive awards;

•	While annual cash incentives are available for all full-time employees, only senior officers receive equity awards;

•	Equity compensation vesting is multi-year service based and performance based with overlapping performance periods; and

•	Maximum payout for cash and equity incentives is 200% of the value at target.

The Compensation Committee has identified no material risks in the compensation programs for 2022.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the disclosures contained in the following section entitled “Compensation Discussion and Analysis.” Based on this review and discussion, the Compensation Committee recommended to the Board that the section entitled “Compensation Discussion and Analysis” be included in this Report.

Compensation Committee of the Board of Directors:

Anthony J. Saich (Chairperson)

Howard W. “Hawk” Koch, Jr.

Philip Lader

Gary F. Locke

Kathleen M. Pawlus

Adam J. Sussman

Compensation Discussion and Analysis

The following Compensation Discussion & Analysis (“CD&A”) describes the philosophy, objectives and structure of our fiscal year 2022 executive compensation program. This CD&A is intended to be read in conjunction with the tables below, which provide further detail and historical compensation information for our NEOs as identified below.

Name	Position
Adam M. Aron	Chairman, Chief Executive Officer, President and Director
Sean D. Goodman	Executive Vice President, Chief Financial Officer and Treasurer
Daniel E. Ellis	Executive Vice President, Chief Operations and Development Officer
Elizabeth F. Frank	Executive Vice President, Worldwide Programming and Chief Content Officer
Kevin M. Connor	Senior Vice President, General Counsel and Secretary

Consideration of Say-on-Pay Results

The Board and the Compensation Committee continually evaluate our compensation policies and practices. As part of that process, the Board and the Compensation Committee consider the results of our annual advisory vote on executive compensation, commonly known as the “say-on-pay” vote. At our 2022 Annual Meeting, we were disappointed that only approximately 36% of the votes were cast in support of the say-on-pay proposal. We were further frustrated that stockholders representing less than 30% of the eligible votes on the say-on-pay proposal participated in the vote, regardless of their support or opposition.

The Company continues to maintain that the compensation decisions on which the 2022 say-on-pay vote was based were necessary to retain our talented executive team and reward them for their outstanding efforts in ensuring the Company’s survival of the COVID-19 pandemic and its significant continuing impacts on our industry. However, we have also undertaken efforts to engage with stockholders to understand and address their concerns with our compensation programs. During the last year the Company, including participation by independent members of the Board, initiated stockholder outreach dialogue with our largest stockholders to solicit feedback on corporate governance and executive compensation. We would note that through these discussions, we learned that our largest institutional stockholder had voted in favor of our say-on-pay proposal in 2022. Further, we have continued to emphasize the AMC Investor Connect initiative focused on our large base of retail investors.

Our compensation policies and decisions continue to be focused on financial performance and aligning the interests of executives with the interests of stockholders. However, we have considered last year’s say-on-pay voting result and the feedback received through our stockholder engagement in compensation decisions, including:

•	Freezing CEO base salary and bonus opportunity in 2022 and all components of CEO compensation in 2023;

•	Freezing the base salary and bonus opportunity of all NEOs in 2023;

•	Shifting the executive compensation pay mix back toward equity components to align with stockholders;

•	Returning to historical methodology for calculating equity grants; and

•	Adjusting compensation peer group for 2023 to include additional and peers utilized by proxy advisory firms.

Executive Summary

2022 Business Review; Industry Headwinds

As 2022 began, the Company was optimistic about prospects for significant continuing industry recovery. However, that optimism waned as the year progressed and movie release schedules were delayed. Further, consumers were slow to return to our theatres without a full and compelling slate of movies to draw them. Ultimately, 2022 industry performance still remained at only about 65% of pre-pandemic levels. With depressed attendance, we continued to bear the weight of a high fixed cost structure, which was exacerbated by inflationary pressures on both labor and supply costs.

As an illustration of the ongoing impacts to our industry, the North American industry box office in 2022 was $7.45 billion compared to AMC internal projections of $9.0 billion at the beginning of the year and a 2019 pre-pandemic level of $11.4 billion.

Despite challenging industry and economic conditions, as has been the case since the onset of the COVID-19 pandemic, the Company remained vigilant, flexible, and focused on maximizing results. The extraordinary efforts and creativity of our management team has allowed AMC to weather the storm while some of our competitors were forced to permanently close or seek bankruptcy protection. While there is still much work to be done, industry trends were improving as 2022 ended with an attractive movie slate for 2023. Our initiatives to conserve resources, manage costs, and raise capital have preserved AMC’s ability to fully participate in the industry recovery.

Despite the formidable headwinds facing the Company in 2022, the management team secured some impressive accomplishments:

•	Total revenues grew by approximately $1.4 billion to $3.9 billion and we returned to generating positive Adjusted EBITDA.

•	In the fourth quarter of 2022, revenue per patron reached $19.98, exceeding pre-pandemic levels, driven by strategic ticket pricing initiatives and strong food and beverage sales.

•	We raised nearly $229 million in gross proceeds through “at-the-market” offerings of our newly created APE securities to further bolster our balance sheet.

•	At December 31, 2022, we had available liquidity of $842.7 million, including $211.2 million of undrawn capacity under the Company’s revolving credit facility.

•	Our total aggregate principal amount of debt was reduced by approximately $220 million.

•	We began the upgrade of 3,500 auditoriums in the U.S. to laser projection technology in partnership with Cinionic.

•	In collaboration with Zoom Video Communications, Inc., we announced Zoom Rooms at AMC to enable dispersed groups to conduct cohesive virtual and in-person events and meeting experiences at our theatres.

•	We acquired 15 theatres with 157 screens and built and opened 7 new theatres with 51 screens.

•	We developed a line of pre-packaged and ready-to-pop microwaveable AMC Theatres Perfectly Popcorn products for sale at retail outlets outside of our theatres with a launch in Wal-Mart stores in early 2023.

•	As of December 31, 2022, we had approximately 28 million member households enrolled in our AMC Stubs loyalty program.

•	In partnership with Deserve, Inc., we announced the launch of an AMC co-branded credit card that will allow our loyal guests to earn AMC Stubs rewards on their everyday spending.

Compensation Decisions

Our compensation program is grounded in a pay-for-performance philosophy and designed with equity as a significant component of compensation. Performance goals in both our short- and long-term incentive plans are set at challenging levels, with the ultimate goal that the achievement of operating, financial and other goals will drive long-term, sustainable stockholder value growth. In addition, a key goal of executive compensation is to attract, retain, motivate, and reward talented executives. However, the severe and continuing effects of the COVID-19 pandemic on our industry have dramatically impacted the Company’s financial performance and the price of the Company’s equity securities for reasons unrelated to the performance by our officers and employees in managing the Company’s business and preserving stockholder value during the pandemic. While our response to, and ongoing recovery from, the COVID-19 pandemic warranted uncommon actions with respect to compensation programs, our underlying philosophy has not been permanently altered or abandoned.

In the view of the Compensation Committee, management successfully undertook major initiatives to reduce and control costs, raise additional capital, restructure a substantial portion of the Company’s debt, renegotiate arrangements with studios and landlords, operate theatres safely, promote attendance, and lay the groundwork to seek opportunities to diversify the business. These initiatives were essential to preserving the Company’s business and stockholder value at a critical time for the Company. The unprecedented challenges facing our industry and the recognition that retention of the Company’s leadership was one of the most critical issues facing the Company required that the Compensation Committee remain flexible in its approach to executive compensation. Consequently, the Compensation Committee made a number of strategic decisions during 2022 that it believes were reasonable and necessary in light the circumstances. Further, the Compensation Committee believes that its actions will enable the Company to return to a normalized compensation structure and approach as the industry stabilizes. Each of the decisions outlined below is more fully described in the subsequent sections of this CD&A and the tables following.

2022 Key Compensation Determinations

•	Generally, base salary increases were consistent with market conditions at approximately 3.5%. However, CEO and CFO base salaries (and by extension annual incentive plan bonuses) remained at the same level as in 2021 due to the significant increases granted in the prior year and in order to shift the pay mix for these officers toward equity incentives. A larger increase was also awarded to the Executive Vice President, Chief Operations and Development Officer in recognition of the expanded responsibilities for that position.

•	In continued recognition of the high level of uncertainty regarding the industry recovery and in order to maintain an incentive in the event of industry underperformance and to limit compensation expense exposure in the event of industry overperformance, 2022 performance goals for the annual incentive plan remained indexed to industry results. However, to more accurately reflect the diversity of the markets in which the Company operates, the North American box office factor was supplemented with an international market attendance factor for purposes of indexing targets to industry performance.

•	The incentive at target as a percentage of base salary for the NEOs under the annual incentive plan remained the same as prior years.

•	To improve transparency for stockholders, the Adjusted EBITDA definition used for compensation purposes was changed to align with the definition used in the Company’s public financial reporting.

•	For purposes of calculating 2022 equity grants, the Company returned to its historical practice of using the five-day average closing price of the Company’s Common Stock at the time of grant instead of the longer-term volume weighted average for a significantly longer period used in 2021 to smooth the impact of the COVID-19 pandemic.

•	Following termination in 2021, accounts in the Company’s non-qualified deferred compensation plan were liquidated and distributed to participants in May 2022.

•	To more closely align with the peer groups used by proxy advisory firms, Roku, Inc. and Formula One Group were added to the compensation peer group for 2023.

•	In conjunction with the special APE dividend to stockholders, an equitable adjustment of outstanding equity awards was approved and a reserve of APEs was established for future equity grants.

•	Despite significant industry underperformance compared to both pre-pandemic levels and forecasts for 2022, Company performance achieved levels permitting for annual incentive plan pay out at 200% of the industry-adjusted target, the maximum permitted under the compensation programs.

•	Due to industry underperformance and lack of an industry adjustment mechanism, equity grants based upon fiscal year 2022 Adjusted EBITDA and Free Cash Flow vested at only 0% and 79%, respectively.

2023 Actions

•	No compensation components were increased for the CEO.

•	For NEOs other than the CEO, base salaries and annual bonus opportunities also remain at 2022 levels, but modest increases to annual equity grants were made to shift pay mix toward equity-based components.

•	Performance goals for the annual incentive plan continue to be indexed to North American industry box office and international industry attendance results.

•	For 2023 annual equity grants, aggregate award values were allocated between the Company’s Common Stock and APEs based upon the relative market capitalization of each security in order to align management incentives with the interests of our overall equity ownership base.

•	As disclosed in Item 9B of the Original Report, the Compensation Committee determined that the failure to attain the 2022 performance goals applicable to equity grants was primarily due to changes in studio movie release schedules, which was outside the control of the Company and was not known at the time the performance targets were established. In recognition of the ongoing extraordinary efforts of the Company’s management team as the theatrical exhibition industry continues to lag its pre-pandemic performance, encourage continued engagement, and incentivize executives during continued difficult business conditions, the Compensation Committee, in consultation with the Company’s independent compensation consultant, approved one-time immediately vested awards of the Company’s Common Stock and APEs. The awards were calculated based upon the difference between the vesting level of the equity grants allocated to the 2022 tranche year and the maximum vesting level of such grants, which the Compensation Committee believed would have been achieved had the performance goals been set based upon the ultimate industry box office level. For accounting purposes, the special awards were treated as modifications of outstanding equity grants and the value will be reflected in the Company's 2023 compensation tables.

How Our Compensation Program Works

The Compensation Committee regularly reviews best practices in executive compensation and uses the following guidelines to design our compensation programs during ordinary business cycles, with exceptions made only under extraordinary circumstances:

What We Do

✓ Pay-for-performance philosophy and culture

✓ Strong emphasis on performance-based incentive awards

✓ Comprehensive clawback policy

✓ Responsible use of shares under our long-term incentive program

✓ Stock ownership requirements for all senior officers

✓ Engage an independent compensation consultant

✓ Perform an annual risk assessment of our compensation program

✓ “Double-trigger” change-in-control provisions

What We Don’t Do	✓ No hedging or pledging of Company stock ✓ No excise tax gross-ups ✓ No backdating or repricing of stock option awards ✓ No ongoing supplemental executive retirement plans ✓ No excessive perquisites

Components of Our Pay

Our Compensation Committee oversees our executive compensation program, which includes three primary compensation elements: base salary, annual cash incentives, and long-term equity awards. The Compensation Committee has tailored our program to incentivize and reward specific aspects of Company performance that it believes are central to delivering long-term stockholder value.

Base Salary

• Fixed pay, set with regard to responsibilities, market norms, and individual performance

Annual Cash Incentives

• Annual incentives intended to reward short-term performance
• For executives other than the CEO and CFO, based on:
• 80% corporate goals (Adjusted EBITDA) and 20% individual performance
• For the CEO and CFO, 100% based on corporate performance

Long-Term Equity Incentives

• Focused on incentivizing executives for long-term performance, as well as providing a retention vehicle for our top executive talent
• Annual equity grants are delivered as:
• 50% time-vesting RSUs, vesting ratably over 3-years
• 50% PSUs with vesting based on annual Adjusted EBITDA and free cash flow performance goals, vesting ratably over 3-years

Pay Mix

The Compensation Committee utilizes the above mentioned compensation elements to promote a performance-based culture that aligns the interests of management and stockholders. The Compensation Committee chooses an appropriate balance of fixed and variable pay as well as long-term versus short-term incentives and opportunities. In 2022, our target pay mix was as follows:

CEO Target Pay Mix	Average Other NEO Target Pay Mix

Executive Compensation Philosophy and Program Objectives

The goals of the Compensation Committee with respect to executive compensation are:

•	to attract, retain, motivate and reward talented executives;

•	to tie annual compensation incentives to the achievement of specified performance objectives; and

•	to achieve long-term creation of value for our stockholders by aligning the interests of these executives with those of our stockholders.

To achieve these goals, we endeavor to maintain compensation plans that tie a substantial portion of executives’ overall compensation to key strategic, operational and financial goals and other non-financial goals that the Compensation Committee deems important. The Compensation Committee evaluates our compensation programs to ensure they are supportive of these goals and our business strategy and align the interests of our executives with those of our stockholders.

Executive Compensation Program Elements

Our executive compensation program primarily consists of a combination of base salary, annual cash incentives, and long-term equity incentives. Our Compensation Committee believes that a combination of these elements offers the best approach to achieving our compensation goals, including attracting and retaining talented and capable executives and motivating our executives and other officers to expend maximum effort to improve the business results and earnings and create long-term, sustainable growth of stockholder value.

Base Salaries

Base salaries for our NEOs are reviewed from time to time by the Compensation Committee and may be increased pursuant to such review and in accordance with guidelines contained in the various employment agreements in order to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Base salaries for our NEOs are established based on several considerations, including:

•	the scope of their responsibilities

•	current competitive practices of peer group companies

•	individual performance and achievements

•	current compensation

•	recommendations from the CEO for executives (other than the CEO)

The table below shows the annual base salaries for our NEOs for 2022, compared to 2021:

Executive	2022 Base Salary	2021 Base Salary	% Increase / (Decrease)
Adam M. Aron	$1,500,000	$1,500,000	0%
Sean D. Goodman	800,000	800,000	0%
Daniel E. Ellis (1)	595,000	545,000	9.2%
Elizabeth F. Frank	595,000	575,000	3.5%
Kevin M. Connor (1)	561,350	545,000	3.0%

(1)	Mr. Ellis and Mr. Connor were not NEOs in 2021, but were officers of the Company so their 2021 salaries are provided for context.

Mr. Aron’s and Mr. Goodman’s base salaries remained unchanged for 2022 in light of the significant salary increases provided in the prior year and to shift their pay mix toward equity-based compensation. Mr. Ellis’ salary increase reflects his additional responsibilities assigned upon the retirement of a former executive officer.

Annual Incentive Program

The Compensation Committee has the authority to award annual incentive bonuses to our NEOs pursuant to our annual incentive compensation program (“AIP”), which historically have been paid in cash and traditionally have been paid in a single installment in the first quarter of the subsequent year upon certification of performance by the Compensation Committee.

Under employment agreements with our NEOs, each NEO is eligible for an annual bonus, as it may be determined by the Compensation Committee from time to time. We believe that annual bonuses based on performance serve to align the interests of management and stockholders. Individual bonuses are performance-based and, as such, can be highly variable from year to year. The annual incentive bonus opportunities for our NEOs are determined by our Compensation Committee, taking into account the recommendation of our CEO (except with respect to his own bonus).

Payout Opportunities

Consistent with the prior year, the aggregate bonus for each NEO was set as a percentage of base salary ranging from 65% to 200% and, except for Mr. Aron and Mr. Goodman, was apportioned to a Company component (80%) and an individual component (20%). In the case of Mr. Aron and Mr. Goodman, their aggregate bonus is entirely based on Company performance with no individual component.

2022 Performance Goals

Company Performance: Consistent with past years, for 2022, the Company component was based on attainment of an Adjusted EBITDA goal. For purposes of the AIP, Adjusted EBITDA is determined in the same manner as described and defined in the Original Report (see Item 11 – Reconciliation of Adjusted EBITDA and Free Cash Flow for the calculation of Adjusted EBITDA). Payouts under the AIP can range from 0% to 200% of target depending upon actual performance measured against the Adjusted EBITDA goal. There is no payout for attainment below 80% of the goal, at the 80% threshold payout is 50% of target, at 100% attainment payout is 100% of target, and at the maximum attainment of 120% payout is 200% of target. The following chart represents the AIP payout scale for the Company component:

Company performance is highly dependent upon the timing and popularity of the films released by distributors in the markets in which we operate, leading to the potential for volatility and requiring a significant number of assumptions and projections involved in setting performance goals. Box office volatility and the difficulty of making assumptions continued to be amplified for 2022 because of the continuing uncertainty surrounding the recovery from the COVID-19 pandemic and shifting studio release schedules. Based on an estimated domestic industry box office of $9.0 billion and international market industry attendance of 438.8 million for 2022 at the beginning of the year, the projected Adjusted EBITDA performance levels narrowly ranged from a threshold of $150.6 million (50% payout) to a target of $188.2 million (100% payout) to a maximum of $225.8 million (200% payout). In recognition of the box office volatility, the narrow range of outcomes, and the high level of uncertainty around planning assumptions, the Compensation Committee determined that, in order to maintain an incentive for management in the event of industry underperformance and to limit compensation expense exposure in the event of industry overperformance, that the AIP performance goal should be indexed to domestic industry box office and international market industry attendance levels (due to lack of visibility into industry box office in certain international markets where we operate). Therefore, the Adjusted EBITDA goal was made adjustable dependent upon actual North American industry box office results and industry attendance in the international markets in which the Company operates using the following scale:

2022 AIP Industry Indexed Consolidated Adjusted EBITDA Target
Domestic Component
Industry Box Office*	$7.0 billion	$9.0 billion	$11.0 billion
Adj EBITDA Component	($186.8 million)	$129.6 million	$419.6 million
International Component
Industry Attendance*	341.3 million	438.8 million	536.3 million
Adj EBITDA Component	($93.9 million)	$58.6 million	$211.0 million
Consolidated Adjusted EBITDA Target	($280.8 million)	$188.2 million	$630.6 million

* If actual industry domestic box office and/or international attendance performance falls between two stated levels, the target components shall be determined by linear interpolation

Individual Performance: The individual component of the bonus is based on overall individual performance and contribution to our strategic and financial goals. Our Compensation Committee and, except with respect to his own bonus, our CEO, retain certain discretion to decrease or increase individual component bonuses relative to the targets based on qualitative or other subjective factors deemed relevant by the Compensation Committee.

2022 Payouts

The following table summarizes the AIP bonus for our NEOs for 2022:

	Opportunity					Actual
	2022 Base	Target (as % of	Target	Allocation		Achievement		2022
Executive	Salary	base salary)	($)	Company	Individual	Company	Individual	Earned AIP
Adam M. Aron	$1,500,000	200%	$3,000,000	100%	—%	200%	—%	$6,000,000
Sean D. Goodman	800,000	100%	800,000	100%	—%	200%	—%	1,600,000
Daniel E. Ellis	595,000	65%	386,750	80%	20%	200%	100%	696,150
Elizabeth F. Frank	595,000	65%	386,750	80%	20%	200%	100%	696,150
Kevin M. Connor	561,350	65%	364,900	80%	20%	200%	100%	656,800

Our Compensation Committee approved bonus amounts to be paid for the performance during 2022. The Company attained Adjusted EBITDA of $46.6 million (calculated as set forth in Item 11 – Reconciliation of Adjusted EBITDA and Free Cash Flow) for the year ended December 31, 2022. Actual North American industry box office was $7.45 billion for 2022 and industry attendance in the international markets in which the Company operates was 348.7 million in 2022, which resulted in an industry-adjusted Adjusted EBITDA goal of ($185.8 million). As a result, the Compensation Committee determined performance attainment to be 225% of target, equating to a 200% payout of the Company component, the maximum permitted under the AIP. Payouts would have been significantly higher without the caps established by the Compensation Committee.

For the NEOs other than the CEO and CFO, the individual component was approved at 100% of target by the Compensation Committee following a review of each such NEO’s individual performance.

Retention Bonus for Mr. Goodman

In order to secure retention of his services as the Company’s CFO and to preempt recruitment attempts, in March 2021, the Compensation Committee approved a special cash retention bonus for Mr. Goodman. The committee determined that it was essential to provide stability in the role of CFO during the Company’s recovery from the COVID-19 pandemic. The retention bonus is payable as set forth below, subject to Mr. Goodman’s continued employment as of each date. The right to receive the retention bonus payments will be forfeited if Mr. Goodman’s employment is terminated for any reason prior to an applicable payment date.

Vesting Date	Retention Bonus Payable
March 17, 2022	$450,000
March 17, 2023	450,000
March 17, 2024	900,000

Equity-Based Incentive Compensation Program

Our Compensation Committee believes that the equity-based incentive compensation program furthers our goal to attract, retain and motivate talented executives by enabling such executives to participate in the Company’s long-term growth and financial success and aligns the interests of management and stockholders.

Our annual grants are equally split between:

•	Time-vesting Restricted Stock Units (“RSUs”); and

•	Performance-vesting Performance Stock Units (“PSUs”).

Each RSU and PSU represents the right to receive one share of Common Stock or one APE, as applicable, on a future settlement date. To determine the size of grants, our Compensation Committee considers prior executive performance, level of responsibility, the executive’s ability to influence the Company’s long-term growth and business performance, among other factors. The Compensation Committee does not apply a strict methodology to these factors, and does not benchmark executive pay to a particular reference point of the peer group. Company performance is highly dependent upon the timing and popularity of the films released by distributors in the markets in which we operate leading to the potential for volatility and requiring a significant number of assumptions and projections involved in setting performance goals.

In making grants of RSUs and PSUs, the Compensation Committee approves a target award value for each participant. That award value is then divided by a stock price measurement to determine the number of RSUs and PSUs granted. The default stock price measurement used in the calculation is the average closing price for the underlying security over the five days preceding the date of grant. Because the APEs had not yet been created at the time equity grants were made in 2022, only the price of our Common Stock was utilized to determine the number of RSUs and PSUs granted to each participant. Equity-based compensation components reflected in the executive compensation tables represent the aggregate grant date fair value of the award and are based upon the closing price for our Common Stock on the date of grant. Since the stock prices used to calculate the grants and determine the compensation value are different, in times of high volatility, the reflected compensation may ultimately be higher or lower than that targeted by the Compensation Committee. For the 2022 equity grants, this difference was significant given the $17.65 price used to calculate the grant amount and the $19.67 price used to calculate the compensation included in the tables.

2022 Annual Equity Grants

On February 16, 2022, the Compensation Committee approved grants of RSUs, and PSUs (the “2022 RSUs” and “2022 PSUs”), to certain of the Company’s employees under the EIP. Our NEOs received the following grants (in units):

Executive	2022 RSUs	2022 PSUs	Total
Adam M. Aron	269,122	269,122	538,244
Sean D. Goodman	56,658	56,658	113,316
Daniel E. Ellis	25,496	25,496	50,992
Elizabeth F. Frank	25,496	25,496	50,992
Kevin M. Connor	19,831	19,831	39,662

Restricted Stock Units: The 2022 RSUs vest ratably over a three-year period, with the first tranche vesting on the first business day of the fiscal year starting after the grant date. The executive must remain employed by the Company through the last day of the fiscal year immediately prior to the vesting date. A dividend equivalent equal to the amount paid, if any, in respect of one share of the securities underlying the RSUs begins accruing with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs.

Performance Stock Units: The 2022 PSUs are subject to Adjusted EBITDA and free cash flow (“FCF”) performance goal conditions and service conditions over a three-year performance period. For purposes of the EIP, Adjusted EBITDA is determined in the same manner as described and defined in the Original Report. For purposes of the EIP, FCF is defined as cash flow from operations less gross capital expenditures and changes in construction payables. Of the 2022 PSUs, 60% were allocated to Adjusted EBITDA targets with the remaining 40% allocated to FCF targets. See Item 11 – Reconciliation of Adjusted EBITDA and Free Cash Flow for the calculation of these numbers. Adjusted EBITDA and FCF are Non-GAAP financial measures and should not be construed as an alternative to net earnings and cash flow from operations (each as determined in accordance with U.S. GAAP) as indicators of operating performance.

The 2022 PSUs are divided into three tranches, with each tranche allocated to a fiscal year within the three-year performance period covered by the grant (each a “Tranche Year”). Each tranche is subject to a separate performance goal applicable to its corresponding Tranche Year. At the time of grant, the Compensation Committee established the performance goals for the first Tranche Year covered by the 2022 PSUs. The subsequent tranches remain subject to substantive performance goals established and approved by the Compensation Committee in conjunction with the budgeting process for their applicable Tranche Year. Tranches are not valued and included in the compensation tables until the year in which the performance goals for their applicable Tranche Year are established. The PSUs will be forfeited upon termination of the holder’s employment for any reason prior to the end of the applicable Tranche Year. PSUs will vest based upon certification of performance for the applicable Tranche Year by the Compensation Committee. A dividend equivalent equal to the amount paid, if any, in respect of one share of the securities underlying the PSUs begins accruing with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon, and only to the extent of, vesting of the PSUs.

2022 Tranche Year Performance Goals

For purposes of reporting executive compensation and accounting for stock compensation expense, PSU tranches are not considered granted until such time as the performance goals are established. As a result, only the PSU tranches allocated to the 2022 Tranche Year are included in the summary compensation tables. Subsequent tranches will be included in the summary compensation tables for the years in which performance goals for such tranches are established. The 2022 Tranche Year was applicable to the following PSU awards: (i) tranche I of the 2022 PSUs, (ii) tranche II of the 2021 PSUs, and (iii) tranche III of the 2020 PSUs. The table below summarizes the number of PSUs at target allocated to the 2022 Tranche Year for each NEO:

	2022 PSUs Tranche I		2021 PSUs Tranche II		2020 PSUs Tranche III
	Adj EBITDA	FCF	Adj EBITDA	FCF	Adj EBITDA	FCF
Adam M. Aron	53,824	35,882	189,873	126,582	88,802	59,202
Sean D. Goodman	11,331	7,554	40,506	27,003	18,140	12,094
Daniel E. Ellis	5,099	3,399	16,455	10,970	8,580	5,719
Elizabeth F. Frank	5,099	3,399	20,886	13,923	11,085	7,390
Kevin M. Connor	3,966	2,643	16,455	10,970	8,517	5,678

Company performance is highly dependent upon the timing and popularity of the films released by distributors in the markets in which we operate, leading to the potential for volatility and requiring a significant number of assumptions and projections involved in setting performance goals. Box office volatility and the difficulty of making assumptions were amplified for 2022 as a result of continuing uncertainty surrounding the recovery from the COVID-19 pandemic and shifting studio release schedules. Due to expectations that box office performance would continue to be depressed in 2021, the Company projected modestly positive Adjusted EBITDA and significantly negative FCF for 2022. On February 16, 2022, the Compensation Committee established the following performance goals for vesting of the PSU tranches allocated to the 2022 Tranche Year:

	2022 Tranche Year Performance Goals
Metric	Threshold	Target	Maximum
Adjusted EBITDA(1)	$150,560,000	$188,200,000	$225,840,000
FCF(1)	(884,640,000)	(737,200,000)	(589,760,000)
Potential Vesting Level	50%	100%	200%

(1)	Adjusted EBITDA and FCF are non-GAAP financial measures and should not be construed as an alternative to net earnings and cash flow from operations (each as determined in accordance with U.S. GAAP) as indicators of operating performance.

The Compensation Committee reviewed the Company’s financial results and certified achievement of $46.6 million Adjusted EBITDA and ($830.5 million) FCF (each calculated as set forth in Item 11 – Reconciliation of Adjusted EBITDA and Free Cash Flow) for the year ended December 31, 2022. As a result, all outstanding PSU tranches allocated to the 2022 Tranche Year with an Adjusted EBITDA target did not vest and those with an FCF target vested at the 79% level.

Award Modification for APE Dividend

On August 19, 2022, the Company paid a special dividend of one APE for each share of Common Stock outstanding as of August 15, 2022. In connection with the special dividend, the Compensation Committee approved an equitable adjustment of awards outstanding under the EIP. In accordance with the terms of the Plan and effective upon payment of the dividend, each RSU/PSU outstanding under the EIP was equitably adjusted to consist of an RSU/PSU convertible into one share of Common Stock and one APE upon vesting. All other terms and conditions of outstanding RSUs and PSUs (including vesting, forfeiture and acceleration provisions, and with respect to PSUs, performance goals) that were applicable to the awards prior to the equitable adjustment continued to apply. Because the special dividend was paid on all outstanding Common Stock with treatment similar to a stock split, the modification did not change the performance goals applicable to the outstanding awards, and due to the lack of impact on the probability of vesting, no additional stock-based compensation was recognized in accordance with ASC 718, Compensation—Stock Compensation.

COMPENSATION SETTING PROCESS

Independent Compensation Consultant

For compensation related decisions effective for 2022, the Compensation Committee retained the services of Aon as independent executive compensation consultant to advise the Compensation Committee on compensation matters related to the executive and director compensation programs. In 2022, Aon assisted the Compensation Committee with, among other things:

●	executive and director market pay analysis;

●	reviewing and making changes to the compensation peer group;

●	development of executive and director pay programs;

●	CEO pay recommendations;

●	decisions in response to the industry’s recovery from the COVID-19 pandemic; and

●	Assisting with the Compensation, Discussion and Analysis disclosures.

Aon reported to the Compensation Committee and had direct access to the chairperson and the other members of the Compensation Committee.

The Compensation Committee conducted a specific review of its relationship with Aon in 2022, and determined that Aon’s work for the Compensation Committee did not raise any conflicts of interest. Aon’s work has conformed to the independence factors and guidance provided by the Dodd-Frank Act, the SEC and the NYSE.

2022 Peer Group

The Company has adopted a peer group of companies as a reference group to provide a broad perspective on competitive pay levels and practices. Peer companies were selected based on industry classification, company size in terms of revenue and market capitalization, and similarity in business operations. The Compensation Committee periodically reviews and updates the peer group, as necessary, upon recommendation of its independent executive compensation consultant.

For 2022, the Company’s peer group consisted of the following 18 companies:

AMC Networks, Inc.	Discovery, Inc.	Marriott International, Inc.
Bloomin’ Brands, Inc.	Hilton Worldwide Holdings, Inc.	Norwegian Cruise Line Holdings, Ltd.
Brinker International, Inc.	Hyatt Hotels Corporation	Royal Caribbean Cruises, Ltd.
Carnival Corporation	IMAX Corporation	Sinclair Broadcast Group, Inc.
Cinemark Holdings, Inc.	Lions Gate Entertainment Corp.	TEGNA, Inc.
Darden Restaurants, Inc.	Live Nation Entertainment, Inc.	Wyndham Hotels & Resorts, Inc.

Based on the selection factors mentioned above, the Compensation Committee reviewed the 2021 peer group composition and made no changes for 2022.

OTHER Compensation PRACTICES

Compensation Clawback Policy

Pursuant to the terms of the EIP, for a period of one year following the date on which the value of an award under the EIP is realized, such value must be repaid in the event (i) the NEO is terminated for “Cause” (as defined in the NEO’s respective employment agreement), or (ii) after termination for any other reason it is determined that such NEO (a) engaged in an act during his or her employment that would have warranted termination for “Cause”, or (b) engaged in conduct that violated a continuing obligation to the Company. Mr. Aron’s, Mr. Goodman’s, Mr. Ellis’, and Ms. Frank’s employment agreements require repayment of any bonus compensation based on materially inaccurate financial statements or performance metrics.

The Company is monitoring the adoption of new listing standards by the New York Stock Exchange (“NYSE”) requiring the development and implementation of policies providing for the recovery of incentive compensation in the event of a required accounting restatement. When the listing standard becomes effective, the Company plans to adopt a policy compliant with such standard.

Executive Stock Ownership Guidelines

On November 2, 2021, the Compensation Committee adopted stock ownership guidelines for our executives, as follows:

Position	Ownership Guideline
CEO	8x base salary
CFO	6x base salary
Executive Vice Presidents	4x base salary
Senior Vice Presidents	2x base salary

Each covered officer is required to achieve the applicable ownership guideline within five years after adoption of the guidelines, becoming a covered officer, or being promoted into a position with a higher ownership guideline. Outstanding Common Stock and APEs, unvested RSUs and unvested PSUs at target count for measurement of ownership using a 30-day volume weighted average price for the Company’s Common Stock and APEs. Covered officers who fall below their applicable ownership guideline have a five-year cure period, after which the Compensation Committee may require that compensation otherwise payable in cash be paid in Common Stock or APEs to achieve the applicable ownership guideline. As of December 31, 2022, all NEOs were still within the five-year grace period for initial compliance.

Anti-Hedging Policy

Under our Insider Trading Policy, directors and officers (Vice President and above) are prohibited from engaging in short sales or investing in other kinds of hedging transactions or financial instruments (including puts, calls, prepaid variable forward contracts, equity swaps, collars and exchange funds) that are designed to offset any decrease in the market value of the Company’s securities.

Anti-Pledging Policy

Under our Insider Trading Policy, directors and officers (Vice President and above) are prohibited from utilizing the Company’s securities in a margin account or pledging the Company’s securities as collateral for a loan or other obligation.

Retirement Benefits

We provide retirement benefits to the NEOs under both qualified and non-qualified defined benefit and defined contribution retirement plans. The Defined Benefit Retirement Income Plan for Certain Employees of American Multi-Cinema, Inc. (“AMC Defined Benefit Retirement Income Plan”) and the AMC 401(k) Savings Plan are both tax-qualified retirement plans in which the NEOs participate on substantially the same terms as our other participating employees. Due to limitations on benefits imposed by the Employee Retirement Income Security Act of 1974 (“ERISA”), we established a non-qualified supplemental defined benefit plan (the “AMC Supplemental Executive Retirement Plan”). On November 7, 2006, our Board approved a proposal to freeze the AMC Defined Benefit Retirement Income Plan and the AMC Supplemental Executive Retirement Plan, effective as of December 31, 2006. Benefits no longer accrue under the AMC Defined Benefit Retirement Income Plan or the AMC Supplemental Executive Retirement Plan for our NEOs or for other participants.

The “Pension Benefits” table and related narrative section “Pension and Other Retirement Plans” below describes our qualified and non-qualified defined benefit plans in which our NEOs participate.

Non-Qualified Deferred Compensation Program

The Company sponsored the AMC Non-Qualified Deferred Compensation Plan (the “NQDC Plan”), pursuant to which NEOs were permitted to elect to defer base salaries and their cash bonuses. Amounts deferred under the NQDC Plan were credited with an investment return determined as if the participant’s account was invested in one or more investment funds made available by the Company and selected by the participant. The Company could, but need not, credit the deferred compensation account of any participant with a discretionary or profit sharing credit as determined by the Company. On May 3, 2021, the Company terminated the NQDC Plan and account balances were distributed to participants in May 2022.

The “Non-Qualified Deferred Compensation” table and related narrative section below describe the NQDC Plan and the benefits thereunder.

Severance and Other Benefits Upon Termination of Employment

We believe that the occurrence, or potential occurrence, of a change of control transaction will create uncertainty regarding the continued employment of our executive officers. This uncertainty results from the fact that many change of control transactions result in significant organizational changes, particularly at the senior executive level. In order to encourage certain of our executive officers to remain employed with us during an important time when their prospects for continued employment following the transaction are often uncertain, we provide the executives with severance benefits if they terminate their employment within a certain number of days following specified changes in their compensation, responsibilities or benefits following a change of control. Accordingly, we provide such protections for each of the NEOs and for other of our senior officers in their respective employment agreements. The Compensation Committee evaluates the level of severance benefits provided to our executive officers on a case-by-case basis. We consider these severance protections are set at a conservative level when compared with competitive practices.

As described in more detail below under “Compensation Discussion and Analysis—Potential Payments Upon Termination or Change of Control,” pursuant to their employment agreements, each of the NEOs is entitled to severance benefits in the event of termination of employment without cause and certain NEOs are entitled to severance benefits upon death or disability. In the case of Mr. Aron, Mr. Goodman, Mr. Ellis, and Ms. Frank, resignation for good reason (as defined in their respective employment agreements) also entitles them to severance benefits.

Tax and Accounting

Prior to 2018, Section 162(m) of the Internal Revenue Code generally disallowed publicly held companies a tax deduction for compensation in excess of $1,000,000 paid to their chief executive officer and the three other most highly compensated executive officers unless such compensation qualified for an exemption for certain compensation that was based on performance. Pursuant to the 2017 Tax Cuts and Jobs Act, signed into law on December 22, 2017 (the “Tax Act”), for fiscal years beginning after December 31, 2017, subject to certain transition rules, the performance-based compensation exception to the deduction limitations under Section 162(m) is no longer be available. As a result, for fiscal years beginning after December 31, 2017, all compensation in excess of $1,000,000 paid to the specified executives is not deductible. The Compensation Committee will continue to monitor the tax and other consequences of our executive compensation program as part of its primary objective of ensuring that compensation paid to our executive officers is reasonable, performance-based and consistent with the goals of the Company and its stockholders.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information regarding compensation of our principal executive officer and our principal financial officer, and our three other most highly compensated executive officers for services rendered during the year ended December 31, 2022. These individuals are referred to as “NEOs.”

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Non-Equity Incentive Plan Compensation(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3)(4)	All Other Compensation(5)	Total
Adam M. Aron	2022	$1,500,000	$—	$16,194,055	$6,000,000	$—	$22,106	$23,716,161
Chairman, Chief Executive	2021	1,451,923	—	11,436,117	6,000,000	—	21,506	18,909,546
Officer, President and Director	2020	1,106,491	5,000,000	14,798,988	—	—	21,306	20,926,785
Sean D. Goodman(6)	2022	800,000	450,000	3,408,536	1,600,000	—	15,554	6,274,090
Executive Vice President,	2021	785,577	—	2,312,071	1,600,000	—	14,954	4,712,602
Chief Financial Officer, and Treasurer	2020	622,981	761,250	2,861,150	—	—	3,225	4,248,606
Daniel E. Ellis (7)	2022	585,385	—	1,489,373	696,150	—	13,569	2,784,477
Executive Vice President
Chief Operations and Development Officer
Elizabeth F. Frank	2022	591,154	—	1,716,758	696,150	—	13,652	3,017,714
Executive Vice President,	2021	571,323	—	1,286,963	672,750	408,473	12,922	2,952,430
Worldwide Programming and Chief Content Officer	2020	492,061	361,300	1,984,724	—	238,992	12,797	3,089,874
Kevin M. Connor (8)	2022	558,206	—	1,338,740	656,800	—	16,128	2,569,874
Senior Vice President,
General Counsel and Secretary

(1)   As required by SEC Rules, amounts shown in this column, “Stock Awards,” presents the aggregate grant or modification date fair value of RSUs, PSUs and stock awards granted or modified in each year in accordance with ASC 718, Compensation—Stock Compensation and represents the value based on the probable outcome of performance conditions. See also Note 9—Stockholders’ Equity to our audited financial statements for the year ended December 31, 2022, included in the Original Report. These awards and modifications were made under the provisions of the equity-based incentive compensation program. No modifications during 2022 resulted in an incremental increase in fair value. See “Compensation Discussion and Analysis— Equity-Based Compensation Program” above for information regarding the awards, modifications and the performance criteria.

In 2022, the Company granted 2022 RSUs and 2022 PSUs to officers and established performance goals for the 2022 Tranche Year which were applicable to tranche I of the 2022 PSUs, tranche II of the 2021 PSUs and tranche III of the 2020 PSUs. For compensation purposes, PSU tranches are not considered granted until such time as the performance goals are established. As a result, only the fair value of PSU tranches allocated to the 2022 Tranche Year are included in the summary compensation tables. The fair value for subsequent tranches will not be determined until performance goals for such tranches are established and will be included in the summary compensation tables for such years as applicable.

The fair value at grant of the 2022 RSUs and the tranches of the 2022 PSUs, 2021 PSUs and 2020 PSUs allocated to the 2022 Tranche Year was based on the closing price of the Company’s common stock on the grant approval date of February 16, 2022, of $19.67. For the PSUs, the amount above includes the probable outcome at the time of grant and for the RSU’s the target/maximum value is included. The probable and maximum value of the PSUs at grant is detailed below:

	Probable	Maximum
Adam M. Aron
EIP—2022 PSU	$1,764,517	$3,529,034
EIP—2021 PSU	6,224,670	12,449,340
EIP—2020 PSU	2,911,239	5,822,477
Sean D. Goodman
EIP—2022 PSU	371,468	742,936
EIP—2021 PSU	1,327,902	2,655,804
EIP—2020 PSU	594,703	1,189,406
Daniel E. Ellis
EIP—2022 PSU	167,156	334,311
EIP—2021 PSU	539,450	1,078,900
EIP—2020 PSU	281,261	562,523
Elizabeth F. Frank
EIP—2022 PSU	167,156	334,311
EIP—2021 PSU	684,693	1,369,386
EIP—2020 PSU	363,403	726,807
Kevin M. Connor
EIP—2022 PSU	129,999	259,998
EIP—2021 PSU	539,450	1,078,900
EIP—2020 PSU	279,216	558,431

(2)	See “Compensation Discussion and Analysis—Annual Incentive Program” above for a discussion of the terms of our AIP.

(3)	This column includes the aggregate increases and decreases in actuarial present value of each NEO’s accumulated benefit amounts. The amount of aggregate decreases in actuarial present value in 2022 has been omitted from the Summary Compensation Table.

		Defined Benefit Plan	Supplemental Executive Retirement Plan
Kevin M. Connor	2022	$(26,776)	$(11,848)

(4)	This column also includes the nonqualified deferred compensation above market earnings for the difference between market interest rates determined pursuant to SEC rules and the interest contingently credited by the Company on salary deferred by the NEOs. For 2022, there were no above market earnings. For 2021, the above market earnings of 24.7% for Ms. Frank were $408,473. For 2020, the above market earnings of 19.3% for Ms. Frank were $238,992.

(5)	All Other Compensation is comprised of Company matching contributions under our 401(k) savings plan which is a qualified defined contribution plan and life insurance premiums. The following table summarizes “All Other Compensation” provided to the NEOs for the year ended December 31, 2022:

	Company Matching Contributions to 401(k) Plan	Life Insurance Premiums	Total
Adam M. Aron	$12,200	$9,906	$22,106
Sean D. Goodman	12,200	3,354	15,554
Daniel E. Ellis	12,200	1,369	13,569
Elizabeth F. Frank	12,200	1,452	13,652
Kevin M. Connor	12,200	3,928	16,128

(6)	Mr. Goodman received the first installment of a special cash retention bonus in 2022. See “Compensation Discussion and Analysis – Retention Bonus for Mr. Goodman” above for additional information on the bonus.

(7)	Neither Mr. Ellis nor Mr. Connor were NEOs in 2021 or 2020.

Description of Employment Agreements – Salary and Bonus Amounts

We have entered into employment agreements with each of our NEOs. Change of control, severance arrangements and restrictive covenants in each of the NEO’s employment agreements are discussed in detail below in the narrative section “Potential Payments Upon Termination or Change of Control.”

Pursuant to each NEO’s employment agreement, the executive has agreed not to disclose any confidential information about the Company at any time during or after his/her employment with the Company.

Adam M. Aron. We entered into an employment agreement with Mr. Aron that became effective on January 4, 2016. Mr. Aron’s employment agreement includes a three-year initial term, with automatic one-year extensions each year unless the Company or Mr. Aron provides notice not to extend. The agreement provides that Mr. Aron will receive an annual base salary of no less than $995,000, and a target incentive bonus opportunity for each year will be at least 125% of his base salary under the terms of the annual incentive plan in effect for the applicable year. The Board or Compensation Committee, based on its review, has discretion to increase (but not reduce) the base salary each year. Under the agreement, each year, the Company will award Mr. Aron at least $4,000,000 of value in long-term incentive equity compensation, 50% of which will be RSUs vesting in equal annual installments over three years, and 50% of which will be PSUs which will vest after three years based on the achievement of reasonable performance criteria.

Sean D. Goodman. We entered into an employment agreement with Mr. Goodman on December 2, 2019. The term of the agreement is for two years, with automatic one-year extensions each year. The agreement provides that Mr. Goodman will receive an annual base salary that is subject to annual review by the Compensation Committee and can be increased but not decreased. The employment agreement provides that Mr. Goodman’s target incentive bonus shall be determined by the Board (or a committee thereof). See “Executive Compensation Program Elements—Annual Performance Bonus” above for information regarding the target incentive bonus under the AIP. In making its determination with respect to salary and bonus payout levels, the Compensation Committee considers the factors discussed in the “Current Executive Compensation Program Elements” of the Compensation Discussion and Analysis above. Mr. Goodman’s employment agreement was amended on March 19, 2021, to provide for certain retention bonus payments in the amounts of $450,000, $450,000, and $900,000 on March 17 in each of 2022, 2023 and 2024, respectively, subject to Mr. Goodman’s continued employment on such dates.

Daniel E. Ellis. We entered into an employment agreement with Mr. Ellis on December 20, 2016. The term of the agreement is for two years, with automatic one-year extensions each year. The agreement provides that Mr. Ellis will receive an annual base salary that is subject to annual review by the Compensation Committee and can be increased but not decreased. The employment agreement provides that Mr. Ellis’ target incentive bonus shall be determined by the Board (or a committee thereof). See “Executive Compensation Program Elements—Annual Performance Bonus” above for information regarding the target incentive bonus under the AIP. In making its determination with respect to salary and bonus payout levels, the Compensation Committee considers the factors discussed in the “Current Executive Compensation Program Elements” of the Compensation Discussion and Analysis above.

Elizabeth F. Frank. We entered into an employment agreement with Ms. Frank on August 18, 2010. The term of the agreement is for two years, with automatic one-year extensions each year. The agreement provides that Ms. Frank will receive an annual base salary that is subject to annual review by the Compensation Committee and can be increased but not decreased. The employment agreement provides that Ms. Frank’s target incentive bonus shall be determined by the Board (or a committee thereof). See “Executive Compensation Program Elements—Annual Performance Bonus” above for information regarding the target incentive bonus under the AIP. In making its determination with respect to salary and bonus payout levels, the Compensation Committee considers the factors discussed in the “Current Executive Compensation Program Elements” of the Compensation Discussion and Analysis above.

Kevin M. Connor. We entered into an employment agreement with Mr. Connor on November 6, 2002. The term of the agreement is for two years, with automatic one-year extensions each year. The agreement provides that Mr. Connor will receive an annual base salary that is subject to annual review by the Compensation Committee, and can be increased but not decreased, and annual bonuses based on the applicable incentive program of the Company. In making its determination with respect to salary and bonus payout levels, the Compensation Committee considers the factors discussed in the “Current Executive Compensation Program Elements” of the Compensation Discussion and Analysis above.

Limitation of Liability and Indemnification of Directors and Officers

We have entered into indemnification agreements with each of our directors and officers. These indemnification agreements may require us, among other things, to indemnify our directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct. These indemnification agreements may also require us to advance any expenses incurred by the directors or officers as a result of any proceeding against them as to which they could be indemnified and to obtain directors’ and officers’ insurance, if available on reasonable terms.

Grants and Modifications of Plan-Based Awards

The following table summarizes plan-based awards granted to NEOs during the year ended December 31, 2022:

									All Other
			Estimated Future Payouts			Estimated Future Payouts			Stock Awards:	Grant Date
			Under Non-Equity			Under Equity			Number of	Fair Value
			Incentive Plan Awards			Incentive Plan Awards			Shares of	of Stock
Name	Approval Date	Grant Date	Threshold	Target 100%	Maximum	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	and Option Awards
Adam M. Aron
AIP—Company(1)	N/A	N/A	$1,500,000	$3,000,000	$6,000,000
EIP—2022 RSU(3)	2 /16/22	3/2/22							269,122	$5,293,630
EIP—2022 PSU(4)	2/16/22	3/2/22				44,853	89,706	179,412		1,764,517
EIP—2021 PSU(5)	2/16/22	3/2/22				158,228	316,455	632,910		6,224,670
EIP—2020 PSU(6)	2/16/22	3/2/22				74,002	148,004	296,008		2,911,239
Sean D. Goodman
AIP—Company(1)	N/A	N/A	400,000	800,000	1,600,000
EIP—2022 RSU(3)	2/16/22	3/2/22							56,658	1,114,463
EIP—2022 PSU(4)	2/16/22	3/2/22				9,443	18,885	37,770		371,468
EIP—2021 PSU(5)	2/16/22	3/2/22				33,755	67,509	135,018		1,327,902
EIP—2020 PSU(6)	2/16/22					15,117	30,234	60,468		594,703
Daniel E. Ellis
AIP—Company(1)	N/A	N/A	154,700	309,400	618,800
AIP—Individual(2)	N/A	N/A	N/A	77,350	N/A
EIP—2022 RSU(3)	2/16/22	3/2/22							25,496	501,506
EIP—2022 PSU(4)	2/16/22	3/2/22				4,249	8,498	16,996		167,156
EIP—2021 PSU(5)	2/16/22	3/2/22				13,713	27,425	54,850		539,450
EIP—2020 PSU(6)	2/16/22	3/2/22				7,150	14,299	28,598		281,261
Elizabeth F. Frank
AIP—Company(1)	N/A	N/A	154,700	309,400	618,800
AIP—Individual(2)	N/A	N/A	N/A	77,350	N/A
EIP—2022 RSU(3)	2/16/22	3/2/22							25,496	501,506
EIP—2022 PSU(4)	2/16/22	3/2/22				4,249	8,498	16,996		167,156
EIP—2021 PSU(5)	2/16/22	3/2/22				17,405	34,809	69,618		684,693
EIP—2020 PSU(6)	2/16/22	3/2/22				9,238	18,475	36,950		363,403
Kevin M. Connor
AIP—Company(1)	N/A	N/A	145,950	291,900	583,800
AIP—Individual(2)	N/A	N/A	N/A	73,000	N/A
EIP—2022 RSU(3)	2/16/22	3/2/22							19,831	390,076
EIP—2022 PSU(4)	2/16/22	3/2/22				3,305	6,609	13,218		129,999
EIP—2021 PSU(5)	2/16/22	3/2/22				13,713	27,425	54,850		539,450
EIP—2020 PSU(6)	2/16/22	3/2/22				7,098	14,195	28,390		279,216

(1)	Awards were made under the provisions of the AIP with a payout based upon Company financial performance during the 2022 fiscal year. See “Compensation Discussion and Analysis—Annual Incentive Program” for a discussion of the AIP and the Summary Compensation Table for the actual amounts paid.

(2)	The individual component bonus of the AIP was granted subject to a review of each NEO’s individual performance and contribution to the Company’s strategic and financial goals during the 2022 fiscal year. See “Compensation Discussion and Analysis—Annual Incentive Program” for a discussion of the AIP and the Summary Compensation Table for the actual amounts paid.

(3)	Amounts shown in this row represent the number and aggregate grant date fair value of 2022 RSU awards granted by the Board and the Compensation Committee, in accordance with accounting rules ASC 718, Compensation—Stock Compensation. The grant date fair value of the 2022 RSUs was based on the closing price of the Company’s common stock on February 16, 2022, of $19.67 per share. No modifications during 2022 (including adjustments to reflect the special APE dividend on outstanding Common Stock) resulted in an incremental increase in fair value. See “Compensation Discussion and Analysis—Equity-Based Compensation Program” for information regarding the awards, modifications, and the performance criteria.

(4)	Amounts shown in this row represent the number and aggregate grant date fair value of tranche I of the 2022 PSU awards in accordance with accounting rules ASC 718, Compensation—Stock Compensation. The fair value of tranche I of the 2022 PSUs at the grant date was $19.67 per share, was based on the closing price of the Company’s common stock on February 16, 2022, and represents the probable outcome at grant date of the performance goals at the target amount. The grant date and fair value for tranches II and III of the 2022 PSUs will not be determined until targets for such tranches are established in 2023 and 2024, respectively and will be included in the grants of plan-based awards tables for such years, as applicable. No modifications during 2022 (including adjustments to reflect the special APE dividend on outstanding Common Stock) resulted in an incremental increase in fair value. See “Compensation Discussion and Analysis—Equity-Based Compensation Program” for additional information regarding the awards, modifications, and the performance criteria.

(5)	Amounts shown in this row represent the number and aggregate grant date fair value of tranche II of the 2021 PSU awards in accordance with accounting rules ASC 718, Compensation—Stock Compensation. Tranche II of the 2021 PSUs was not considered granted until the performance goals for the 2022 Tranche year were established by the Compensation Committee, which occurred on February 16, 2022. The fair value of tranche II of the 2021 PSUs at the grant date was $19.67 per share, was based on the closing price of the Company’s common stock on 16, 2022, and represents the probable outcome at grant date of the performance goals at the target amount. The grant date and fair value for tranche III of the 2021 PSUs will not be determined until targets for such tranche is established in 2023 and will be included in the grants of plan-based awards table for such year. No modifications during 2022 (including adjustments to reflect the special APE dividend on outstanding Common Stock) resulted in an incremental increase in fair value. See “Compensation Discussion and Analysis—Equity-Based Compensation Program” for additional information regarding the awards, modifications, and the performance criteria.

(6)	Amounts shown in this row represent the number and aggregate grant date fair value of tranche III of the 2020 PSU awards in accordance with accounting rules ASC 718, Compensation—Stock Compensation. Tranche III of the 2020 PSUs was not considered granted until the performance goals for the 2022 Tranche year were established by the Compensation Committee, which occurred on February 16, 2022. The fair value of tranche III of the 2020 PSUs at the grant date was $19.67 per share, was based on the closing price of the Company’s common stock on February 16, 2022, and represents the probable outcome at grant date of the performance goals at the target amount. No modifications during 2022 (including adjustments to reflect the special APE dividend on outstanding Common Stock) resulted in an incremental increase in fair value. See “Compensation Discussion and Analysis—Equity-Based Compensation Program” for additional information regarding the awards, modifications, and the performance criteria.

Outstanding Equity Awards as of December 31, 2022

The following table presents information regarding the outstanding equity awards held by our NEOs as of December 31, 2022:

			Stock Awards
					Equity Incentive Plan Awards:
Name	Grant Date	Award Type	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)(1)	Market or Payout Value of Shares, Units, or Other Rights That Have Not Vested ($)(2)
Adam M. Aron
EIP—2020 RSU—AMC (3)	2/28/20	RSU	148,002	$602,368	—	$—
EIP—2020 RSU—APE (4)	8/19/22	RSU	148,002	208,683	—	—
EIP—2020 PSU—Adj. EBITDA—Tranche III—AMC (5)	2/28/20	PSU	—	—	44,401	180,712
EIP—2020 PSU—Adj. EBITDA—Tranche III—APE (6)	8/19/22	PSU	—	—	44,401	62,605
EIP—2020 PSU—FCF—Tranche III—AMC (7)	2/28/20	PSU	—	—	59,202	240,952
EIP—2020 PSU—FCF—Tranche III—APE (8)	8/19/22	PSU	—	—	59,202	83,475
EIP—2021 RSU—AMC (9)	2/23/21	RSU	632,913	2,575,956	—	—
EIP—2021 RSU—APE (10)	8/19/22	RSU	632,913	892,407	—	—
EIP—2021 PSU—Adj. EBITDA—Tranche II—AMC (11)	2/23/21	PSU	—	—	94,937	386,394
EIP—2021 PSU—Adj. EBITDA—Tranche II—APE (12)	8/19/22	PSU	—	—	94,937	133,861
EIP—2021 PSU—FCF—Tranche II—AMC (13)	2/23/21	PSU	—	—	126,582	515,189
EIP—2021 PSU—FCF—Tranche II—APE (14)	8/19/22	PSU	—	—	126,582	178,481
EIP—2022 RSU—AMC (15)	3/2/22	RSU	269,122	1,095,327	—	—
EIP—2022 RSU—APE (16)	8/19/22	RSU	269,122	379,462	—	—
EIP—2022 PSU—Adj. EBITDA—Tranche I—AMC (17)	3/2/22	PSU	—	—	26,912	109,532
EIP—2022 PSU—Adj. EBITDA—Tranche I—APE (18)	8/19/22	PSU	—	—	26,912	37,946
EIP—2022 PSU—FCF—Tranche I—AMC (19)	3/2/22	PSU	—	—	35,882	146,040
EIP—2022 PSU—FCF—Tranche I—APE (20)	8/19/22	PSU	—	—	35,882	50,594
Sean D. Goodman
EIP—2020 RSU—AMC (3)	2/28/20	RSU	30,232	123,044	—	—
EIP—2020 RSU—APE (4)	8/19/22	RSU	30,232	42,627	—	—
EIP—2020 PSU—Adj. EBITDA—Tranche III—AMC (5)	2/28/20	PSU	—	—	9,070	36,915
EIP—2020 PSU—Adj. EBITDA—Tranche III—APE (6)	8/19/22	PSU	—	—	9,070	12,789
EIP—2020 PSU—FCF—Tranche III—AMC (7)	2/28/20	PSU	—	—	12,094	49,223
EIP—2020 PSU—FCF—Tranche III—APE (8)	8/19/22	PSU	—	—	12,094	17,053
EIP—2021 RSU—AMC (9)	2/23/21	RSU	135,022	549,540	—	—
EIP—2021 RSU—APE (10)	8/19/22	RSU	135,022	190,381	—	—
EIP—2021 PSU—Adj. EBITDA—Tranche II—AMC (11)	2/23/21	PSU	—	—	20,253	82,430
EIP—2021 PSU—Adj. EBITDA—Tranche II—APE (12)	8/19/22	PSU	—	—	20,253	28,557
EIP—2021 PSU—FCF—Tranche II—AMC (13)	2/23/21	PSU	—	—	27,003	109,902
EIP—2021 PSU—FCF—Tranche II—APE (14)	8/19/22	PSU	—	—	27,003	38,074
EIP—2022 RSU—AMC (15)	3/2/22	RSU	56,658	230,598	—	—
EIP—2022 RSU—APE (16)	8/19/22	RSU	56,658	79,888	—	—
EIP—2022 PSU—Adj. EBITDA—Tranche I—AMC (17)	3/2/22	PSU	—	—	5,666	23,061
EIP—2022 PSU—Adj. EBITDA—Tranche I—APE (18)	8/19/22	PSU	—	—	5,666	7,989
EIP—2022 PSU—FCF—Tranche I—AMC (19)	3/2/22	PSU	—	—	7,554	30,745
EIP—2022 PSU—FCF—Tranche I—APE (20)	8/19/22	PSU	—	—	7,554	10,651

			Stock Awards
					Equity Incentive Plan Awards:
Name	Grant Date	Award Type	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)(1)	Market or Payout Value of Shares, Units, or Other Rights That Have Not Vested ($)(2)
Daniel E. Ellis
EIP—2020 RSU—AMC (3)	2/28/20	RSU	14,297	$58,189	—	$—
EIP—2020 RSU—APE (4)	8/19/22	RSU	14,297	20,159	—	—
EIP—2020 PSU—Adj. EBITDA—Tranche III—AMC (5)	2/28/20	PSU	—	—	4,290	17,460
EIP—2020 PSU—Adj. EBITDA—Tranche III—APE (6)	8/19/22	PSU	—	—	4,290	6,049
EIP—2020 PSU—FCF—Tranche III—AMC (7)	2/28/20	PSU	—	—	5,719	23,276
EIP—2020 PSU—FCF—Tranche III—APE (8)	8/19/22	PSU	—	—	5,719	8,064
EIP—2021 RSU—AMC (9)	2/23/21	RSU	54,853	223,252	—	—
EIP—2021 RSU—APE (10)	8/19/22	RSU	54,853	77,343	—	—
EIP—2021 PSU—Adj. EBITDA—Tranche II—AMC (11)	2/23/21	PSU	—	—	8,228	33,488
EIP—2021 PSU—Adj. EBITDA—Tranche II—APE (12)	8/19/22	PSU	—	—	8,228	11,601
EIP—2021 PSU—FCF—Tranche II—AMC (13)	2/23/21	PSU	—	—	10,970	44,648
EIP—2021 PSU—FCF—Tranche II—APE (14)	8/19/22	PSU	—	—	10,970	15,468
EIP—2022 RSU—AMC (15)	3/2/22	RSU	25,496	103,769	—	—
EIP—2022 RSU—APE (16)	8/19/22	RSU	25,496	35,949	—	—
EIP—2022 PSU—Adj. EBITDA—Tranche I—AMC (17)	3/2/22	PSU	—	—	2,550	10,379
EIP—2022 PSU—Adj. EBITDA—Tranche I—APE (18)	8/19/22	PSU	—	—	2,550	3,596
EIP—2022 PSU—FCF—Tranche I—AMC (19)	3/2/22	PSU	—	—	3,399	13,834
EIP—2022 PSU—FCF—Tranche I—APE (20)	8/19/22	PSU	—	—	3,399	4,793
Elizabeth F. Frank
EIP—2020 RSU—AMC (3)	2/28/20	RSU	18,475	75,193	—	—
EIP—2020 RSU—APE (4)	8/19/22	RSU	18,475	26,050	—	—
EIP—2020 PSU—Adj. EBITDA—Tranche III—AMC (5)	2/28/20	PSU	—	—	5,543	22,560
EIP—2020 PSU—Adj. EBITDA—Tranche III—APE (6)	8/19/22	PSU	—	—	5,543	7,816
EIP—2020 PSU—FCF—Tranche III—AMC (7)	2/28/20	PSU	—	—	7,390	30,077
EIP—2020 PSU—FCF—Tranche III—APE (8)	8/19/22	PSU	—	—	7,390	10,420
EIP—2021 RSU—AMC (9)	2/23/21	RSU	69,621	283,357	—	—
EIP—2021 RSU—APE (10)	8/19/22	RSU	69,621	98,166	—	—
EIP—2021 PSU—Adj. EBITDA—Tranche II—AMC (11)	2/23/21	PSU	—	—	10,443	42,503
EIP—2021 PSU—Adj. EBITDA—Tranche II—APE (12)	8/19/22	PSU	—	—	10,443	14,725
EIP—2021 PSU—FCF—Tranche II—AMC (13)	2/23/21	PSU	—	—	13,923	56,667
EIP—2021 PSU—FCF—Tranche II—APE (14)	8/19/22	PSU	—	—	13,923	19,631
EIP—2022 RSU—AMC (15)	3/2/22	RSU	25,496	103,769	—	—
EIP—2022 RSU—APE (16)	8/19/22	RSU	25,496	35,949	—	—
EIP—2022 PSU—Adj. EBITDA—Tranche I—AMC (17)	3/2/22	PSU	—	—	2,550	10,379
EIP—2022 PSU—Adj. EBITDA—Tranche I—APE (18)	8/19/22	PSU	—	—	2,550	3,596
EIP—2022 PSU—FCF—Tranche I—AMC (19)	3/2/22	PSU	—	—	3,399	13,834
EIP—2022 PSU—FCF—Tranche I—APE (20)	8/19/22	PSU	—	—	3,399	4,793

			Stock Awards
					Equity Incentive Plan Awards:
Name	Grant Date	Award Type	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)(1)	Market or Payout Value of Shares,Units, or Other Rights That Have Not Vested ($)(2)
Kevin M. Connor
EIP—2020 RSU—AMC (3)	2/28/20	RSU	14,193	$57,766	—	$—
EIP—2020 RSU—APE (4)	8/19/22	RSU	14,193	20,012	—	—
EIP—2020 PSU—Adj. EBITDA—Tranche III—AMC (5)	2/28/20	PSU	—	—	4,259	17,334
EIP—2020 PSU—Adj. EBITDA—Tranche III—APE (6)	8/19/22	PSU	—	—	4,259	6,005
EIP—2020 PSU—FCF—Tranche III—AMC (7)	2/28/20	PSU	—	—	5,678	23,109
EIP—2020 PSU—FCF—Tranche III—APE (8)	8/19/22	PSU	—	—	5,678	8,006
EIP—2021 RSU—AMC (9)	2/23/21	RSU	54,853	223,252	—	—
EIP—2021 RSU—APE (10)	8/19/22	RSU	54,853	77,343	—	—
EIP—2021 PSU—Adj. EBITDA—Tranche II—AMC (11)	2/23/21	PSU	—	—	8,228	33,488
EIP—2021 PSU—Adj. EBITDA—Tranche II—APE (12)	8/19/22	PSU	—	—	8,228	11,601
EIP—2021 PSU—FCF—Tranche II—AMC (13)	2/23/21	PSU	—	—	10,970	44,648
EIP—2021 PSU—FCF—Tranche II—APE (14)	8/19/22	PSU	—	—	10,970	15,468
EIP—2022 RSU—AMC (15)	3/2/22	RSU	19,831	80,712	—	—
EIP—2022 RSU—APE (16)	8/19/22	RSU	19,831	27,962	—	—
EIP—2022 PSU—Adj. EBITDA—Tranche I—AMC (17)	3/2/22	PSU	—	—	1,983	8,071
EIP—2022 PSU—Adj. EBITDA—Tranche I—APE (18)	8/19/22	PSU	—	—	1,983	2,796
EIP—2022 PSU—FCF—Tranche I—AMC (19)	3/2/22	PSU	—	—	2,643	10,757
EIP—2022 PSU—FCF—Tranche I—APE (20)	8/19/22	PSU	—	—	2,643	3,727

(1)	Amount shown in this column represents the number of unvested units. Each unit will convert into one share of Common Stock or one APE, as applicable, immediately upon vesting. See “Compensation Discussion and Analysis—Equity-Based Incentive Compensation Program” above.

(2)	The fair market value was calculated based on the closing price of the Company’s Common Stock on December 31, 2022 of $4.07 per share or the closing price of the Company’s APEs on December 31, 2022 of $1.41 per unit.

(3)	Amounts shown in this row represent the remaining number of unvested and the year-end market value of the Common Stock-based 2020 RSU award. This award vested on January 3, 2023.

(4)	Amounts shown in this row represent the remaining number of unvested and the year-end market value of the APE-based 2020 RSU award. The APE-based 2020 RSUs were created via an adjustment to outstanding Common Stock-based awards to reflect the special APE dividend on August 19, 2022, and were subject to the same vesting conditions applicable to the Common Stock-based 2020 RSU awards. This award vested on January 3, 2023.

(5)	Amounts shown in this row represent the number of unvested and the year-end market value of tranche III of the Common Stock-based 2020 PSU award with an Adjusted EBITDA performance goal. The 2020 PSU awards were originally granted on February 28, 2020, and modified on October 30, 2020, and November 2, 2021, with the performance goal applicable to Tranche III established on February 16, 2022. Tranche III consists of PSUs with a one-year performance goal covering a performance period beginning January 1, 2022, and ending on December 31, 2022. The PSUs vest upon certification of achievement of the performance goals and based upon the executive’s employment through December 31, 2022. Subsequent to year-end, the Compensation Committee certified performance attainment and approved vesting at 0% of target, so the values reflected represent the threshold level of potential vesting. This tranche was forfeited on February 23, 2023.

(6)	Amounts shown in this row represent the number of unvested and the year-end market value of tranche III of the APE-based 2020 PSU award with an Adjusted EBITDA performance goal. The APE-based 2020 PSUs were created via an adjustment to outstanding Common Stock-based awards to reflect the special APE dividend on August 19, 2022, and were subject to the same performance goal, performance period, and vesting conditions applicable to Tranche III of the Common Stock-based 2020 PSU awards. Subsequent to year-end, the Compensation Committee certified performance attainment and approved vesting at 0% of target, so the values reflected represent the threshold level of potential vesting. This tranche was forfeited on February 23, 2023.

(7)	Amounts shown in this row represent the number of unvested and the year-end market value of tranche III of the Common Stock-based 2020 PSU award with an FCF performance goal. The 2020 PSU awards were originally granted on February 28, 2020, and modified on October 30, 2020, and November 2, 2021, with the performance goal applicable to Tranche III established on February 16, 2022. Tranche III consists of PSUs with a one-year performance goal covering a performance period beginning January 1, 2022, and ending on December 31, 2022. The PSUs vest upon certification of achievement of the performance goals and based upon the executive’s employment through December 31, 2022. Subsequent to year-end, the Compensation Committee certified performance attainment and approved vesting at 79% of target, so the values reflected represent the target level of potential vesting. This tranche vested on February 23, 2023.

(8)	Amounts shown in this row represent the number of unvested and the year-end market value of tranche III of the APE-based 2020 PSU award with an FCF performance goal. The APE-based 2020 PSUs were created via an adjustment to outstanding Common Stock-based awards to reflect the special APE dividend on August 19, 2022, and were subject to the same performance goal, performance period, and vesting conditions applicable to Tranche III of the Common Stock-based 2020 PSU awards. Subsequent to year-end, the Compensation Committee certified performance attainment and approved vesting at 79% of target, so the values reflected represent the target level of potential vesting. This tranche vested on February 23, 2023.

(9)	Amounts shown in this row represent the number of unvested and year-end market value of the Common Stock-based 2021 RSU award. One-half of this award vested on of January 3, 2023, and the remainder will vest on January 2, 2024, subject to continued employment.

(10)	Amounts shown in this row represent the number of unvested and year-end market value of the APE-based 2021 RSU award. The APE-based 2021 RSUs were created via an adjustment to outstanding Common Stock-based awards to reflect the special APE dividend on August 19, 2022, and were subject to the same vesting conditions applicable to the Common Stock-based 2021 RSU awards. One-half of this award vested on of January 3, 2023, and the remainder will vest on January 2, 2024, subject to continued employment.

(11)	Amounts shown in this row represent the number of unvested and the year-end market value of tranche II of the Common Stock-based 2021 PSU awards with an Adjusted EBITDA performance goal. The 2021 PSU awards were originally granted on February 23, 2021, and modified on November 2, 2021, with the performance goals covering Tranche II established on February 16, 2022. Tranche II consists of PSUs with a one-year performance goal covering a performance period beginning January 1, 2022, and ending on December 31, 2022. The PSUs vest upon certification of achievement of the performance goals and based upon the executive’s employment through December 31, 2022. Performance goals for tranche III of the 2021 PSUs have not been set and amounts for such awards are not included in this table. Subsequent to year-end, the Compensation Committee certified performance attainment and approved vesting at 0% of target, so the values reflected represent the threshold level of potential vesting. This tranche was forfeited on February 23, 2023.

(12)	Amounts shown in this row represent the number of unvested and the year-end market value of tranche II of the APE-based 2021 PSU awards with an Adjusted EBITDA performance goal. The APE-based 2021 PSUs were created via an adjustment to outstanding Common Stock-based awards to reflect the special APE dividend on August 19, 2022, and were subject to the same performance goal, performance period, and vesting conditions applicable to Tranche II of the Common Stock-based 2021 PSU awards. Performance goals for tranche III of the 2021 PSUs have not been set and amounts for such awards are not included in this table. Subsequent to year-end, the Compensation Committee certified performance attainment and approved vesting at 0% of target, so the values reflected represent the threshold level of potential vesting. This tranche was forfeited on February 23, 2023.

(13)	Amounts shown in this row represent the number of unvested and the year-end market value of tranche II of the Common Stock-based 2021 PSU awards with an FCF performance goal. The 2021 PSU awards were originally granted on February 23, 2021, and modified on November 2, 2021, with the performance goals covering Tranche II established on February 16, 2022. Tranche II consists of PSUs with a one-year performance goal covering a performance period beginning January 1, 2022, and ending on December 31, 2022. The PSUs vest upon certification of achievement of the performance goals and based upon the executive’s employment through December 31, 2022. Performance goals for tranche III of the 2021 PSUs have not been set and amounts for such awards are not included in this table. Subsequent to year-end, the Compensation Committee certified performance attainment and approved vesting at 79% of target, so the values reflected represent the target level of potential vesting. This tranche vested on February 23, 2023.

(14)	Amounts shown in this row represent the number of unvested and the year-end market value of tranche II of the APE-based 2021 PSU awards with an FCF performance goal. The APE-based 2021 PSUs were created via an adjustment to outstanding Common Stock-based awards to reflect the special APE dividend on August 19, 2022, and were subject to the same performance goal, performance period, and vesting conditions applicable to Tranche II of the Common Stock-based 2021 PSU awards. Performance goals for tranche III of the 2021 PSUs have not been set and amounts for such awards are not included in this table. Subsequent to year-end, the Compensation Committee certified performance attainment and approved vesting at 79% of target, so the values reflected represent the target level of potential vesting. This tranche vested on February 23, 2023.

(15)	Amounts shown in this row represent the number of unvested and year-end market value of the Common Stock-based 2022 RSU award. One-third of this amount vested on January 3, 2023 and an additional one-third will vest on each of January 2, 2024, and January 2, 2025, subject to continued employment.

(16)	Amounts shown in this row represent the number of unvested and year-end market value of the APE-based 2022 RSU award. The APE-based 2022 RSUs were created via an adjustment to outstanding Common Stock-based awards to reflect the special APE dividend on August 19, 2022, and were subject to the same vesting conditions applicable to the Common Stock-based 2022 RSU award. One-third of this amount vested on January 3, 2023 and an additional one-third will vest on each of January 2, 2024, and January 2, 2025, subject to continued employment.

(17)	Amounts shown in this row represent the number of unvested and the year-end market value of tranche I of the Common Stock-based 2022 PSU award with an Adjusted EBITDA performance goal. The 2022 PSU awards were originally granted on March 2, 2022, with performance goals established for tranche I on February 16, 2022. Tranche I consists of PSUs with a one-year performance goal covering a performance period beginning January 1, 2022 and ending on December 31, 2022. The PSUs vest upon certification of achievement of the performance goals and based upon the executive’s employment through December 31, 2022. Performance goals for tranches II and III of the 2022 PSUs have not been set and amounts for such awards are not included in this table. Subsequent to year-end, the Compensation Committee certified performance attainment and approved vesting at 0% of target, so the values reflected represent the threshold level of potential vesting. This tranche was forfeited on February 23, 2023.

(18)	Amounts shown in this row represent the number of unvested and the year-end market value of tranche I of the APE-based 2022 PSU award with an Adjusted EBITDA performance goal. The APE-based 2022 PSUs were created via an adjustment to outstanding Common Stock-based awards to reflect the special APE dividend on August 19, 2022, and were subject to the same performance goal, performance period, and vesting conditions applicable to Tranche I of the Common Stock-based 2022 PSU awards. Performance goals for tranches II and III of the 2022 PSUs have not been set and amounts for such awards are not included in this table. Subsequent to year-end, the Compensation Committee certified performance attainment and approved vesting at 0% of target, so the values reflected represent the threshold level of potential vesting. This tranche was forfeited on February 23, 2023.

(19)	Amounts shown in this row represent the number of unvested and the year-end market value of tranche I of the Common Stock-based 2022 PSU award with an FCF performance goal. The 2022 PSU awards were originally granted on March 2, 2022, with performance goals established for tranche I on February 16, 2022. Tranche I consists of PSUs with a one-year performance goal covering a performance period beginning January 1, 2022 and ending on December 31, 2022. The PSUs vest upon certification of achievement of the performance goals and based upon the executive’s employment through December 31, 2022. Performance goals for tranches II and III of the 2022 PSUs have not been set and amounts for such awards are not included in this table. Subsequent to year-end, the Compensation Committee certified performance attainment and approved vesting at 79% of target, so the values reflected represent the target level of potential vesting. This tranche vested on February 23, 2023.

(20)	Amounts shown in this row represent the number of unvested and the year-end market value of tranche I of the APE-based 2022 PSU award with an FCF performance goal. The APE-based 2022 PSUs were created via an adjustment to outstanding Common Stock-based awards to reflect the special APE dividend on August 19, 2022, and were subject to the same performance goal, performance period, and vesting conditions applicable to Tranche I of the Common Stock-based 2022 PSU awards. Performance goals for tranches II and III of the 2022 PSUs have not been set and amounts for such awards are not included in this table. Subsequent to year-end, the Compensation Committee certified performance attainment and approved vesting at 79% of target, so the values reflected represent the target level of potential vesting. This tranche vested on February 23, 2023.

Option Exercises and Stock Vested

There were no options issued by the Company or exercised during the year ended December 31, 2022. The following table sets forth information on the vesting of the RSUs and PSUs for each NEO during the year ended December 31, 2022.

Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)
Adam M. Aron
EIP – RSU & PSU (2)	767,518	$20,354,577
EIP – PSU (3)	1,071,684	20,297,695
Sean D. Goodman
EIP – RSU & PSU (2)	124,945	3,313,541
EIP – PSU (3)	195,474	3,702,278
EIP – RSU – AMC (4)	33,334	272,339
EIP – RSU – APE (5)	33,334	32,667
Daniel E. Ellis
EIP – RSU & PSU (2)	70,897	1,880,188
EIP – PSU (3)	97,152	1,840,059
Elizabeth F. Frank
EIP – RSU & PSU (2)	92,333	2,448,671
EIP – PSU (3)	125,414	2,375,341
Kevin M. Connor
EIP – RSU & PSU (2)	72,058	1,910,978
EIP – PSU (3)	98,086	1,857,749

(1)	The amount in this column reflects the number of shares of Common Stock or APEs underlying RSUs and PSUs that vested during the year ended December 31, 2022.

(2)	The aggregate value upon vesting was calculated by multiplying the closing price of the Company’s Common Stock of $26.52 on January 3, 2022 (the vesting date) by the number of shares acquired on vesting. Amounts shown are gross amounts prior to withholding to cover tax obligations upon vesting.

(3)	The aggregate value upon vesting was calculated by multiplying the closing price of the Company’s Common Stock of $18.94 on February 17, 2022 (the vesting date) by the number of shares acquired on vesting. Amounts shown are gross amounts prior to withholding to cover tax obligations upon vesting.

(4)	The aggregate value upon vesting was calculated by multiplying the closing price of the Company’s Common Stock of $8.17 on December 2, 2022 (the vesting date) by the number of shares acquired on vesting. Amounts shown are gross amounts prior to withholding to cover tax obligations upon vesting.

(5)	The aggregate value upon vesting was calculated by multiplying the closing price of the Company’s APEs of $0.98 on December 2, 2022 (the vesting date) by the number of units acquired on vesting. Amounts shown are gross amounts prior to withholding to cover tax obligations upon vesting.

Pension Benefits

The following table presents information regarding the present value of accumulated benefits that may become payable to the NEOs under our qualified and nonqualified defined-benefit pension plans as of December 31, 2022.

		Number of Years Credited	Present Value of Accumulated
Name	Plan Name	Service(#)(1)	Benefit($)(2)
Adam M. Aron	—	—	$—
Sean D. Goodman	—	—	—
Daniel E. Ellis	—	—	—
Elizabeth F. Frank	—	—	—
Kevin M. Connor	Defined Benefit Retirement Income Plan	4	74,886
	Supplemental Executive Retirement Plan	4	32,241

(1)	The number of years credited service represents the number of years of service through December 31, 2006, the date the plans were frozen.

(2)	The accumulated benefit was based on service and earnings considered by the plans for the period through December 31, 2022. The present value has been calculated assuming the NEOs will remain in service until age 65, the age at which retirement may occur without any reduction in benefits, and that the benefit is payable under the available forms of annuity consistent with the plans. The discount rate assumption was 4.97%. The post-retirement mortality assumption was based on the PRI-2012 White Collar Employees Tables with the Retiree and Contingent Survivor Tables for annuitants projected forward with scale MP-2021.

Pension and Other Retirement Plans

We provide retirement benefits to the NEOs under the terms of qualified and non-qualified defined-benefit plans. The AMC Defined Benefit Retirement Income Plan is a tax-qualified retirement plan in which certain of the NEOs participate on substantially the same terms as our other participating employees. However, due to maximum limitations imposed by ERISA and the Internal Revenue Code on the annual amount of a pension which may be paid under a qualified defined-benefit plan, the benefits that would otherwise be payable to the NEOs under the Defined Benefit Retirement Income Plan are limited. Because we did not believe that it was appropriate for the NEOs’ retirement benefits to be reduced because of limits under ERISA and the Internal Revenue Code, we have a non-qualified supplemental defined-benefit plan that permits the NEOs to receive the same benefit that would be paid under our qualified defined-benefit plan up to the old IRS limit, as indexed, as if the Omnibus Budget Reconciliation Act of 1993 had not been in effect. On November 7, 2006, our Board approved a proposal to freeze the AMC Defined Benefit Retirement Income Plan and the AMC Supplemental Executive Retirement Plan, effective as of December 31, 2006. The material terms of the AMC Defined Benefit Retirement Income Plan and the AMC Supplemental Executive Retirement Plan are described below. For additional information on the material assumptions with respect to these plans, see Note 1 to our Consolidated Financial Statements included in the Original Report.

AMC Defined Benefit Retirement Income Plan. The AMC Defined Benefit Retirement Income Plan is a non-contributory defined-benefit pension plan subject to the provisions of ERISA. As mentioned above, the plan was frozen effective December 31, 2006.

The plan provides benefits to certain of our employees based upon years of credited service and the highest consecutive five-year average annual remuneration for each participant. For purposes of calculating benefits, average annual compensation is limited by Section 401(a)(17) of the Internal Revenue Code, and is based upon wages, salaries and other amounts paid to the employee for personal services, excluding certain special compensation. Under the Defined Benefit Retirement Income Plan, a participant earns a vested right to an accrued benefit upon completion of five years of vesting service.

AMC Supplemental Executive Retirement Plan. AMC also sponsors a Supplemental Executive Retirement Plan to provide the same level of retirement benefits that would have been provided under the retirement plan had the federal tax law not been changed in the Omnibus Budget Reconciliation Act of 1993 to reduce the amount of compensation which can be taken into account in a qualified retirement plan. The plan was frozen, effective December 31, 2006, and no new participants can enter the plan and no additional benefits can accrue thereafter. Subject to the forgoing, any individual who is eligible to receive a benefit from the AMC Defined Benefit Retirement Income Plan after qualifying for early, normal or late retirement benefits thereunder, the amount of which is reduced by application of the maximum limitations imposed by the Internal Revenue Code, is eligible to participate in the Supplemental Executive Retirement Plan.

The benefit payable to a participant equals the monthly amount the participant would receive under the AMC Defined Benefit Retirement Income Plan without giving effect to the maximum recognizable compensation for qualified retirement plan purposes imposed by the Internal Revenue Code, as amended by Omnibus Budget Reconciliation Act of 1993, less the monthly amount of the retirement benefit actually payable to the participant under the AMC Defined Benefit Retirement Income Plan, each as calculated as of December 31, 2006. The benefit is an amount equal to the actuarial equivalent of his/her benefit, computed by the formula above, payable in either a lump sum (in certain limited circumstances, specified in the plan) or equal semi-annual installments over a period of two to ten years, with such form, and, if applicable, period, having been irrevocably elected by the participant.

If a participant’s employment with AMC terminates for any reason before the earliest date he/she qualifies for early, normal or late retirement benefits under the AMC Defined Benefit Retirement Income Plan, no benefit is payable under the Supplemental Executive Retirement Plan.

Nonqualified Deferred Compensation

Prior to May 3, 2021, AMC permitted the NEOs and other key employees to elect to receive a portion of their compensation reported in the Summary Compensation Table on a deferred basis. Deferrals of compensation in recent years were made under the AMC Non-Qualified Deferred Compensation Plan (“NQDC”). Participants of the plan were able to defer annual salary and bonus (excluding commissions, expense reimbursement or allowances, cash and non-cash fringe benefits and any stock-based incentive compensation). Amounts deferred under the plan was credited with an investment return determined as if the participant’s account were invested in one or more investment funds made available by the Company and selected by the participant. AMC could, but need not, credit the deferred compensation account of any participant with a discretionary or profit sharing credit as determined by AMC. The deferred compensation account was to be distributed either in a lump sum payment or in equal annual installments over a term not to exceed 10 years as elected by the participant and could be distributed pursuant to in-service withdrawals under certain circumstances. Any such payment was to commence upon the date of a “Qualifying Distribution Event” (as such term is defined in the Non-Qualified Deferred Compensation Plan). The Qualifying Distribution Events are designed to be compliant with Section 409A of the Internal Revenue Code. On May 3, 2021, the Company terminated the NQDC Plan and no deferrals were made during the year ended December 31, 2022. Accounts in the NQDC Plan were liquidated in May 2022.

The following table presents information regarding the contributions to and earnings on the NEOs’ deferred compensation balances during the year ended December 31, 2022:

Name	Executive Contributions in last FY(1)	Aggregate Earnings in Last FY(2)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
Adam M. Aron
NQDC (3)	$—	$—	$—	$—
Sean D. Goodman
NQDC (3)	—	—	—	—
Daniel E. Ellis
NQDC (3)	—	—	—	—
Elizabeth F. Frank
NQDC (3)	—	(119,305)	(2,150,145)	—
Kevin M. Connor
NQDC (3)	—	(69,388)	(945,814)	—

(1)	The plan was terminated on May 3, 2021 and no contributions were made in 2022.

(2)	Aggregate earnings reflect earnings from January 1, 2022, to May 4, 2022, the date on which plan accounts were liquidated.

(3)	The above market earnings on deferred compensation are reflected in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table during the year ended December 31, 2022: Mr. Aron—$0, Mr. Goodman—$0, Mr. Ellis—$0, Ms. Frank—$0, and Mr. Connor—$0.

Potential Payments Upon Termination or Change of Control

The following table describes potential payments and other benefits that would have been received or receivable by each NEO or his or her estate under the officer’s employment agreement or related plans and agreements if employment had been terminated under various circumstances on December 31, 2022:

Name	Termination Following a Change of Control	Death or Disability	Termination With Good Reason by Employee	Termination Without Cause by Company	Retirement
Adam M Aron
Base Salary	$2,250,000	$—	$2,250,000	$2,250,000	$—
AIP	4,500,000	—	4,500,000	4,500,000	—
Unvested Equity Awards	11,508,416	—	6,000,000	6,000,000	—
Total	18,258,416	—	12,750,000	12,750,000	—
Sean D. Goodman
Base Salary	800,000	—	800,000	800,000	—
AIP	—	—	—	—	—
Unvested Equity Awards	2,432,172	—	—	—	—
Total	3,232,172	—	800,000	800,000	—
Daniel E. Ellis
Base Salary	595,000	—	595,000	595,000	—
AIP	—	—	—	—	—
Unvested Equity Awards	1,037,337	—	—	—	—
Total	1,632,337	—	595,000	595,000	—
Elizabeth F. Frank
Base Salary	1,190,000	—	1,190,000	1,190,000	—
AIP	—	—	—	—	—
Unvested Equity Awards	1,244,974	—	—	—	—
Total	2,434,974	—	1,190,000	1,190,000	—
Kevin M. Connor
Base Salary	1,122,700	1,122,700	—	1,122,700	—
AIP	—	—	—	—	364,900
Unvested Equity Awards	974,108	—	—	—	—
Total	2,096,808	1,122,700	—	1,122,700	364,900

Employment Agreements

In the event Mr. Aron’s employment is terminated, pursuant to his employment agreement, if Mr. Aron is terminated as a result of his death or disability or without cause or for good reason (each as defined below and in the employment agreement), he will receive a pro rata portion of any incentive bonus for the year in which he was terminated if the applicable targets are met. In addition, upon his termination without cause or for good reason or as a result of the Company not renewing his contract, or not renewing it on comparable terms (each an “Involuntary Termination”), Mr. Aron will be entitled to an amount equal to 1.5 times his Base Salary plus 1.5 times the average of the Incentive Bonuses paid to Mr. Aron during the 24 months preceding the date of Mr. Aron’s termination (the “Severance Benefit”). The Severance Benefit will be paid equally over a 24-month period. In addition, upon an Involuntary Termination, Mr. Aron will be paid $6,000,000 of value, through a combination of RSUs vesting and cash payments, over a 3-year period following termination. Upon an Involuntary Termination, the Company will also pay Mr. Aron an amount equal to the full cost of his medical insurance for a period of 18 months.

“Cause” is defined as committing a felony, engaging in material misconduct injurious to the Company, willfully failing to perform his duties or material breach of certain agreement covenants. “Good reason” is defined as material diminution in compensation or duties, material change in location or material breach of the agreement by the Company.

Each of Mr. Goodman and Mr. Ellis are entitled to receive cash severance payments equal to one year of his base salary in the event of termination by the Company without “Cause” or by Mr. Goodman or Mr. Ellis for “Good Reason” (as such term is defined below and in his employment agreement).

Ms. Frank is entitled to receive cash severance payments equal to two years of her base salary in the event of termination by the Company without “Cause” or by Ms. Frank for “Good Reason” (as such term is defined below and in her employment agreement).

Per Mr. Goodman’s, Mr. Ellis’ and Ms. Frank’s employment agreements, Cause shall mean, as reasonably determined by the Board based on information that one or more of the following has occurred, the executive has; (i) committed a felony or similar crime; (ii) engaged in acts of fraud, dishonesty, gross negligence or other misconduct; (iii) willfully failed to perform her duties under the agreement; or (iv) breached any provision, materially breached any contract or breached any material written Company policy. Good Reason shall mean a termination of the executive’s employment by means of resignation by the executive after the occurrence of any one of the following conditions; (i) a material diminution in the executive’s rate of base salary; (ii) a material diminution in the executive’s authority, duties, or responsibilities; (iii) a material change in the geographic location of the executive’s principal office with the Company; or (iv) a material breach of the employment agreement by the Company.

In the event Mr. Connor’s employment is terminated as a result of his death, “Disability”, or by the Company without “Cause” (as those terms are defined in the paragraph below and in the applicable employment agreement), he is entitled to a lump cash severance payment equal to two years of his base salary then in effect. Following a Change in Control (as defined in the paragraph below and in the applicable employment agreement), if Mr. Connor resigns in response to a substantial adverse alteration in responsibilities, reduction in base salary, or a material reduction in benefits, he is entitled to a lump sum cash severance payment equal to two years of his base salary then in effect. If Mr. Connor retires, he is entitled to a payment equal to a pro rata share of his AIP at target for the year in which he retires.

The employment agreement for Mr. Connor defines Disability as the executive’s incapacity due to physical or mental illness and the executive has not been regularly performing his duties and obligations for a period of 120 consecutive days. Cause is defined as a willful and continued failure by the executive to perform substantially his duties with the Company or the willful engaging by the executive in misconduct which is materially and demonstrably injurious to the Company. Change of Control is defined as a merger or similar transaction, provided the executive terminates his employment subsequent to a Change of Control within 60 days of the occurrence of any such event; (i) a substantial adverse alteration in executive’s responsibilities from those in effect immediately prior to the Change of Control; (ii) a reduction in base salary below the rate that is in effect immediately prior to the Change of Control; or (iii) a material reduction in the benefits provided to the Executive by the Company prior to the Change of Control.

Acceleration of RSU and PSU Awards. Unvested RSU and PSU awards do not vest upon a termination by the Company, or due to death, disability or retirement. Under the EIP, upon a Change in Control of the Company, the Compensation Committee can, in its discretion, determine to accelerate the vesting of outstanding awards. The tables above show the value (based on the market price of the Company’s Common Stock at year-end) of any unvested equity awards at target, and the cash value of certain payments guaranteed to Mr. Aron.

Change in Control is generally defined as (1) any person other than Wanda becoming the owner of more than 35% of the combined voting power of outstanding securities of the Company, (2) over a period of two years, incumbent directors ceasing to be a majority of the board, or (3) a merger or consolidation of or the disposition of substantially all of the assets of the Company, subject to exceptions.

Pension Benefits. See “Pension Benefits” above for a discussion of benefits upon termination under the Company’s pension plans.

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship between the annual total compensation of our CEO, Mr. Adam M. Aron, and the annual total compensation of our employees. This pay ratio is a reasonable estimate calculated in good faith, in a manner consistent with Item 402(u) of Regulation S-K, based on our payroll and employment records and the methodology described below. The SEC rules for identifying the “median employee” and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratios reported by other companies may not be comparable to the pay ratio set forth below, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

For the year ended December 31, 2022:

•	The median of the annual total compensation of all employees of the Company (other than our CEO) was $9,797.

•	The annual total compensation of our CEO, as reported in the Summary Compensation Table presented elsewhere in this Amendment No. 1 on Form 10-K/A, was $23,716,161.

•	Based on this information, for 2022 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 2,421 to 1.

The COVID-19 pandemic continued to have significant impacts on our industry, guests and associates in 2022 that affected the pay ratio disclosure. Due to the lingering pandemic impact along with limited new film releases and reluctance of consumers to return to public venues, many employees experienced reduced hours in 2022.

Given the ongoing impact of the COVID-19 pandemic in the prior year, for 2022 we determined that the identification of a new median employee would provide the best data for the pay ratio disclosure. Following are the methodology and material assumptions we applied to identify the median of the annual total compensation of all employees, as well as to determine the annual total compensation of the “median employee”:

•	We selected December 31, 2022, the last day of our fiscal year, as the date upon which to identify the median employee.

•	We prepared a list of all active employees as of December 31, 2022, resulting in a list of approximately 33,694 employees in 10 countries with approximately 23,850 employees based in the U.S. and 9,844 based internationally. No countries were omitted from our determination process.

•	We determined to use total earnings for the twelve months ended December 31, 2022, as our compensation measure. Total earnings include regular pay and additional pay elements such as overtime and tips. We used this measurement as this pay data was readily available in all of our locations and representative of our compensation structure.

•	We did not make any cost-of-living adjustment in identifying the median employee and we annualized the compensation of all permanent employees included in the sample who were hired in 2022 but did not work for the entire year.

•	We determined the median amount of compensation from the compiled list and the related employee was selected as our median employee. Our median employee is a part-time theatre-level film crew employee in the U.S.

•	For the median employee, we combined all elements of the respective employee’s compensation for 2022 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K and consistent with the determination of the total compensation of our CEO, as reported in the Summary Compensation Table presented elsewhere in this Amendment No. 1 on Form 10-K/A.

DIRECTOR COMPENSATION

The following section presents information regarding the compensation paid during the year ended December 31, 2022 to members of our Board who were not employees of the Company (“non-employee directors”). Employee members of our Board do not receive any compensation from the Company for service as a director. We reimburse all directors for any out-of-pocket expenses incurred by them in connection with their services provided in such capacity.

Non-Employee Director Compensation

In order to attract and retain qualified non-employee directors, the Company amended and restated its Non-Employee Director Compensation Program on July 29, 2021, pursuant to which non-employee directors were compensated for their service to the Company in 2022. Each non-employee director is eligible the following annual compensation for services as a Board member:

a)	an annual cash retainer of $150,000;

b)	an annual stock award with a calculation value of $105,000;

c)	an annual cash retainer of $50,000 for the Lead Independent Director; and

d)	an annual cash retainer for non-employee directors who serve on a committee as follows:

Committee	Chairperson	Member
Audit	$35,000	$17,500
Compensation	25,000	15,000
Nominating and Corporate Governance	20,000	10,000

Cash retainers are paid in quarterly installments and are pro-rated for partial years of service.

Stock awards are made pursuant to the Company’s 2013 Equity Incentive Plan (“EIP”), are fully vested at the date of grant, and are issued on the later of (i) the date annual grants are made to senior management and (ii) the date the director is elected to the Board. Stock awards are pro-rated for the director’s first partial year of service, but not for the last partial year of service. Directors may elect to receive all or a portion of their cash retainer in stock. Stock awards must be retained until the earlier to occur of the first anniversary of the grant date or the director’s departure from the Board.

Unless otherwise specified by the Board, the number of shares awarded to each non-employee director is determined by dividing the value of the award by the average closing price of the stock for the five trading days prior to the date of the stock award. Stock Award values reflected in the director compensation table below are based upon the closing price for our Common Stock on the date of grant. Since the stock prices used to calculate the grants and determine the compensation value are different, in times of high volatility the reflected compensation may ultimately be higher or lower than that targeted by the Board. For the 2022 stock awards, the price used to calculate the shares awarded was $17.65 and the price used to calculate the compensation included in the table was $19.67.

Director Compensation Table

The following table presents information regarding the compensation of our non-employee directors during the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
Denise M. Clark (3)	$—	$—	$—
Howard W. “Hawk” Koch, Jr.	150,000	117,037	267,037
Philip Lader (4)	260,000	117,037	377,037
Gary F. Locke	150,000	117,037	267,037
Kathleen M. Pawlus	185,000	117,037	302,037
Keri S. Putnam (3)	—	—	—
Anthony J. Saich	187,500	117,037	304,537
Adam J. Sussman (4)	200,000	117,037	317,037
Lee E. Wittlinger (5)	202,500	117,037	319,537

(1)	Includes the annual cash retainer for services as a board member, the annual cash retainer for services as the Lead Independent Director, the annual cash retainer for services as a member of a committee, and the annual cash retainer for services as a chairperson of a committee.

(2)	Represents the aggregate grant date fair values, as computed in accordance with Financial Accounting Standards Board’s Accounting Standard Codification (“ASC”) Topic 718, Compensation—Stock Compensation, calculated based upon the closing price of the Common Stock on February 16, 2022 of $19.67 per share. As discussed above, the number of shares granted was calculated using a price of $17.65 (representing a five-day average closing price) resulting in the variance between the award calculation value and the ultimate compensation value included in the table.

(3)	Ms. Clark and Ms. Putnam were not elected to the Board until January 2023 and, thus received no fees in 2022.

(4)	Members of the special litigation committee established to investigate and evaluate certain derivative claims received a $35,000 cash fee for their service.

(5)	Mr. Wittlinger resigned from the Board in December 2022.

RECONCILIATION OF ADJUSTED EBITDA AND FREE CASH FLOW

Reconciliation of Adjusted EBITDA(1): (dollars in millions) (unaudited)	Year Ended December 31, 2022
Net loss	$(973.6)
Plus:
Income tax provision (2)	2.5
Interest expense	378.7
Depreciation and amortization	396.0
Impairment of long-lived assets (3)	133.1
Certain operating expense (4)	8.0
Equity in loss of non-consolidated entities	1.6
Cash distributions from non-consolidated entities(5)	6.6
Attributable EBITDA(6)	0.4
Investment expense (7)	14.9
Other expense (8)	80.4
Other non-cash rent benefit(9)	(26.6)
General and administrative expense—unallocated:
Merger, acquisition and other costs(10)	2.1
Stock-based compensation expense(11)	22.5
Adjusted EBITDA(1)	$46.6

(1)	We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net earnings (loss) plus (i) income tax provision (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance and to include attributable EBITDA from equity investments in theatre operations in International markets and any cash distributions of earnings from other equity method investees. These further adjustments are itemized above. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Adjusted EBITDA is a non-U.S. GAAP financial measures commonly used in our industry and should not be construed as an alternative to net earnings (loss) as an indicator of operating performance (as determined in accordance with U.S. GAAP). Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. We have included Adjusted EBITDA because we believe it provides management and investors with additional information to measure our performance and estimate our value. The preceding definition of Adjusted EBITDA is broadly consistent with how Adjusted EBITDA is defined in our debt indentures.

Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. For example, Adjusted EBITDA:

•	does not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect the significant interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt;

•	excludes income tax payments that represent a reduction in cash available to us; and

•	does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future.

(2)	For information regarding the income tax provision (benefit), see Note 10 to our Consolidated Financial Statements included in the Original Report.

(3)	During the year ended December 31, 2022, the Company recorded non-cash impairment charges related to its long-lived assets of $73.4 million on 68 theatres in the U.S. markets with 817 screens which were related to property, net and operating lease right-of-use assets, net and $59.7 million on 53 theatres in the International markets with 456 screens which were related to property, net and operating lease right-of-use assets, net.

(4)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens, including the related accretion of interest, disposition of assets and other non-operating gains or losses included in operating expenses. The Company has excluded these items as they are non-cash in nature or are non-operating in nature.

(5)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. The Company believes including cash distributions is an appropriate reflection of the contribution of these investments to the Company’s operations.

(6)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of the Company’s equity in loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where the Company holds a significant market share, the Company believes attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. The Company also provides services to these theatre operators including information technology systems, certain on-screen advertising services and the Company’s gift card and package ticket program.

Reconciliation of Attributable EBITDA (dollars in millions) (unaudited)	Year Ended December 31, 2022
Equity in loss of non-consolidated entities	$1.6
Less:
Equity in (earnings) of non-consolidated entities excluding international theatre joint ventures	(5.4)
Equity in (loss) of International theatre joint ventures	(7.0)
Income tax expense	0.1
Investment expense	0.2
Interest expense	0.1
Impairment of long-lived assets	4.2
Depreciation and amortization	2.8
Attributable EBITDA	$0.4

(7)	Investment expense during the year ended December 31, 2022 includes a decline in estimated fair value of the Company’s investment in common shares of Hycroft Mining Holding Corporation of $12.5 million and a $13.5 million loss on sale of our investment in NCM common units, partially offset by $(6.2) million of appreciation in estimated fair value of the Company’s investment in warrants to purchase common shares of Hycroft Mining Holding Corporation and interest income of $(5.8) million.

(8)	Other expense during the year ended December 31, 2022, included loss on debt extinguishment of $92.8 million, $(25.8) million in government assistance related to COVID-19 and foreign currency transaction gains of $(12.3) million.

(9)	Reflects amortization of certain intangible assets reclassified from depreciation and amortization to rent expense due to the adoption of ASC 842, Leases and deferred rent benefit related to the impairment of right-of-use operating lease assets.

(10)	Merger, acquisition and other costs are excluded as they are non-operating in nature.

(11)	Non-cash or non-recurring expense included in general and administrative: other.

Reconciliation of Free Cash Flow(1) (dollars in millions) (unaudited)	Year Ended December 31,2022
Net cash used in operating activities	$(628.5)
Plus: total capital expenditures	(202.0)
Free cash flow(1)	$(830.5)
Reconciliation of Capital Expenditures:
Capital expenditures
Growth capital expenditures(3)	$97.4
Maintenance capital expenditures(2)	102.2
Change in construction payables(4)	2.4
Total capital expenditures	$202.0

(1)	“Free Cash Flow” is used herein solely as a performance measure for our EIP. See Compensation, Discussion and Analysis-Equity-Based Compensation Program. The term Free Cash Flow may differ from similar measures reported by other companies.

(2)	Maintenance capital expenditures are amounts required to keep our existing theatres in compliance with regulatory requirements and in a sustainable good operating condition, including expenditures for repair of HVAC, sight and sound systems, compliance with ADA requirements and technology upgrades of existing systems.

(3)	Growth capital expenditures are investments that enhance the guest experience and grow revenues and profits and include initiatives such as theatre remodels, acquisitions, newly built theatres, premium large formats, enhanced food and beverage offerings and service models and technology that enable efficiencies and additional revenue opportunities.

(4)	Change in construction payables are changes in amounts accrued for capital expenditures that fluctuate significantly from period to period based on the timing of actual payments.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Holders

The following table sets forth certain information regarding beneficial ownership of our Common Stock outstanding as of April 26, 2023 with respect to:

•	each person or group of affiliated persons known by us to own beneficially more than 5% of any class of the outstanding shares of Common Stock or AMC Preferred Equity Units which represent 1/100 of a share of Series A Convertible Participating Preferred Stock (“APE”), together with their addresses;

•	each of our directors, director nominees and our Named Executive Officers (“NEOs”); and

•	all directors and executive officers as a group.

The address for each of our directors, director nominees and NEOs is c/o AMC Entertainment Holdings, Inc., One AMC Way, 11500 Ash Street, Leawood, Kansas 66211. Each person has sole voting and dispositive power over shares held by them, except as described below.

NAME	Common Stock Number	%	Preferred Equity Unit Number	%
5% Beneficial Owners:
The Vanguard Group (1)	52,427,292	10.1%
Antara Capital LP (2)			164,296,087	16.5%
Directors, Director Nominees and Named Executive Officers:
Adam M. Aron	1,706,223	*	1,957,163	*
Sean D. Goodman	132,591	*	132,591	*
Daniel E. Ellis	84,981	*	86,740	*
Elizabeth F. Frank	102,397	*	104,157	*
Kevin M. Connor	80,327	*	82,105	*
Denise M. Clark	10,694	*	19,212	*
Howard W. “Hawk” Koch., Jr.	34,366	*	42,884	*
Philip Lader	34,366	*	42,884	*
Gary F. Locke	34,366	*	42,884	*
Kathleen M. Pawlus	34,366	*	42,884	*
Keri S. Putnam	10,694	*	19,212	*
Anthony J. Saich	34,366	*	42,884	*
Adam J. Sussman	34,366	*	42,884	*
All directors and executive officers as a group (16 persons) (3)	2,614,848	*	2,934,396	*

*	Less than 1%

(1)	Based on a Schedule 13G filed February 10, 2023, by The Vanguard Group. In such filing, The Vanguard Group lists its address as 100 Vanguard Blvd., Malvern, PA 19355. The Schedule 13G indicates sole voting power over 0 shares and sole dispositive power over 51,491,804 shares and shared voting power over 163,807 shares and shared dispositive power over 935,488 shares.

(2)	Based on a Schedule 13D filed April 7, 2023, by Antara Capital LP and related persons Antara Capital Master Fund LP, Antara Capital Fund GP LLC, Antara Capital GP LLC, and Mr. Himanshu Gulati. In such filing, Antara Capital lists its address as 55 Hudson Yards, 47th Floor, Suite C, New York, New York 10001. The Schedule 13D indicates sole voting power over 0 units and sole dispositive power over 0 units and shared voting power over 164,296,087 units and shared dispositive power over 164,296,087 units.

(3)	Includes 280,745 shares of Common Stock and 275,912 APEs beneficially held by executive officers not named in the table.

Equity Compensation Plan Information

The following table summarizes the EIP as of December 31, 2022.

Plan Category	(a) Total Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted- average Exercise Price of Outstanding Options, Warrants and Rights($)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders – AMC	—	—	4,293,562
Equity compensation plans approved by security holders – APE	—	—	4,293,562
Equity compensation plans not approved by security holders	—	—	—

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures with Respect to Related Party Transactions

The Board has adopted the AMC Entertainment Holdings, Inc. Policy on Transactions with Related Persons as our policy for the review, approval or ratification of any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company (including any of its subsidiaries) was, is, or will be a participant, and one of the Company’s executive officers, directors, director nominees, 5% stockholders (or the immediate family or household members of any of the foregoing) or any firm, corporation or other entity in which any of the foregoing persons controls, is employed by, or has a material ownership interest (each, a “Related Person”) has a direct or indirect material interest.

This policy is administered by the Audit Committee. As appropriate for the circumstances, the Audit Committee will review and consider relevant facts and circumstances in determining whether to approve or ratify such transaction. Our policy includes certain factors that the Audit Committee takes into consideration when determining whether to approve a related person transaction as follows:

•	the position within or relationship of the related person with the Company;

•	the materiality of the transaction to the related person and the Company, including the dollar value of the transaction, without regard to profit or loss;

•	the business purpose for and reasonableness of the transaction (including the anticipated profit or loss from the transaction), taken in the context of the alternatives available to the Company for attaining the purposes of the transaction;

•	whether the transaction is comparable to a transaction that could be available on an arms-length basis or is on terms that the Company offers generally to persons who are not related persons;

•	whether the transaction is in the ordinary course of the Company’s business and was proposed and considered in the ordinary course of business; and

•	the effect of the transaction on the Company’s business and operations, including on the Company’s internal control over financial reporting and system of disclosure controls and procedures, and any additional conditions or controls (including reporting and review requirements) that should be applied to such transaction.

Related Person Transactions

Antara Transactions

On December 22, 2022, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Antara Capital, LP (“Antara”), pursuant to which the Company agreed, subject to the satisfaction of certain closing conditions, to (i) sell to Antara 106,595,106 APEs for an aggregate purchase price of $75.1 million (the “Forward Purchase APEs”) and (ii) simultaneously purchase from Antara, on a private basis, $100 million aggregate principal amount of the Company’s 10%/12% Cash/PIK Toggle Second Lien Notes due 2026 (the “Exchange Notes”) in exchange for 91,026,191 APEs (together with the Forward Purchase APEs, the “Private Placement APEs”).

Immediately prior to entry into the Forward Purchase Agreement, on December 22, 2022, Antara purchased 60,000,000 APEs (the “ATM APEs”) for approximately $34.9 million under the Company’s at-the-market program (“ATM program”). The sale of the ATM APEs was made pursuant to the Equity Distribution Agreement, dated September 26, 2022, as amended, and the Company’s shelf registration statement on Form S-3 (File No. 333-266536). Following the purchase of the ATM APEs, Antara beneficially owned approximately 8.8% of the issued and outstanding APEs and approximately 5.0% of the APEs and Class A common stock on a combined basis, each as of December 22, 2022. Pursuant to the Company’s Policy on Transactions with Related Persons, any 5% stockholder of the Company is considered a Related Person. Also, on December 22, 2022, the Company repurchased from Antara $15.0 million aggregate principal amount of the Company’s 10%/12% Cash/PIK Toggle Second Lien Notes due 2026.

On February 7, 2023, the Company consummated the transactions contemplated by the Forward Purchase Agreement and issued to Antara 106,595,106 Forward Purchase APEs for an aggregate purchase price of $75.1 million and simultaneously purchased from Antara, on a private basis, the Exchange Notes in exchange for 91,026,191 APEs and cash equal to the accrued and unpaid interest on the Exchange Notes.

In addition to the Exchange Notes purchased pursuant to the Forward Purchase Agreement, on February 7, 2023 the Company repurchased from Antara $41.9 million aggregate principal amount of the Company’s 10%/12% Cash/PIK Toggle Second Lien Notes due 2026 and $4.1 million aggregate principal amount of the Company’s 5.875% Senior Subordinated Notes due 2026.

On February 9, 2023, the Company and Antara agreed to a mutual waiver of the lock-up restrictions in the Forward Purchase Agreement restricting the sale, transfer or other disposition of Forward Purchase APEs. In accordance with the mutual waiver, the lock-up restrictions were waived with respect to (i) sales of Forward Purchase APEs by Antara in an amount not to exceed an aggregate of 26,000,000 Forward Purchase APEs, and (ii) sales of APEs by the Company in an amount not to exceed $140 million. The Company also agreed that prior to March 31, 2023, it would not issue or exchange, without Antara’s prior written consent, any Class A common stock in return for cancellation of the Company’s outstanding indebtedness.

On April 4, 2023, the Company repurchased from Antara $9.0 million aggregate principal amount of the Company’s 10%/12% Cash/PIK Toggle Second Lien Notes due 2026.

Director Independence

Currently, eight of our nine directors are independent: Ms. Clark, Mr. Koch, Mr. Lader, Mr. Locke, Ms. Pawlus, Ms. Putnam, Dr. Saich, and Mr. Sussman, as determined by our Board in accordance with NYSE rules. The remaining member of the Board, Mr. Aron, is not independent under the NYSE rules or within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).

Our Board has determined that Ms. Clark, Mr. Lader, Ms. Pawlus, Ms. Putnam, and Dr. Saich are independent in accordance with NYSE rules and within the meaning of the Exchange Act for purposes of serving on our Audit Committee. The Compensation Committee is currently composed of six directors: Mr. Koch, Mr. Lader, Mr. Locke, Ms. Pawlus, Dr. Saich, and Mr. Sussman, all of whom are independent. The Nominating and Corporate Governance Committee is composed of five directors: Ms. Clark, Mr. Koch, Mr. Locke, Ms. Putnam, and Mr. Sussman, all of whom are independent.

Item 14.   Principal Accountant Fees and Services.

The following table shows the fees that the Company was billed for the audit and other services provided by EY for the years ended December 31, 2022 and 2021. The Audit Committee has considered whether the provision of such services is compatible with maintaining the independence of EY and determined they were compatible. The Audit Committee has the sole right to engage and terminate the Company’s independent registered public accounting firm, to pre-approve their performance of audit services and permitted non-audit services, and to approve all audit and non-audit fees.

	Year Ended December 31,	Year Ended December 31,
Type of Fee	2022	2021
Audit Fees (1)	$4,118,290	$4,040,351
Audit-Related Fees (2)	$851,946	484,688
Tax Fees (3)	$433,339	634,974
Total	$5,403,575	5,160,013

(1)	Audit Fees include the audit of our annual financial statements and our internal control over financial reporting, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the years ended December 31, 2022 and December 31, 2021.

(2)	Audit-Related Fees includes assurance and related services by EY that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees include professional services rendered by EY for U.S. and international tax return preparation and tax compliance.

Audit Committee Pre-Approval Process

The Audit Committee has adopted policies and procedures for the pre-approval of audit services and permitted non-audit services to be performed by our independent registered public accounting firm in order to assure that the provision of such services does not impair the independent registered public accounting firm’s independence. The policies provide general pre-approval for certain types of services, as well as approved costs for those services. The term of any general pre-approval is twelve months from the date of pre-approval unless the Audit Committee specifies otherwise. Any costs or services that are not given general pre-approval require specific pre-approval by the Audit Committee. The policy directs that, if management must make a judgment as to whether a proposed service is a pre-approved service, management should seek approval of the Audit Committee before such service is performed.

Requests to provide services that require specific approval by the Audit Committee must be submitted to the Audit Committee (or the chairperson of the Audit Committee as provided below) by both the independent auditor and management, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence. Under the Audit Committee’s pre-approval policy, the chairperson of the Audit Committee has the authority to address any requests made for pre-approval of services between Audit Committee meetings, and the chairperson must report any pre-approval decisions made between Audit Committee meetings to the Audit Committee at its next scheduled meeting. The policy prohibits the Audit Committee from delegating its responsibility to pre-approve any permitted services to management.

The Audit Committee pre-approved all services provided by EY for 2022.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

Part IV (Item 15) of the 2022 Form 10-K is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1 on Form 10-K/A.

(b)	Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Report. The “Exhibit Index” to this Amendment No. 1 sets forth the additional exhibits required to be filed with this Amendment No. 1.

Exhibit Number	Description
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*      Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMC ENTERTAINMENT HOLDINGS, INC.

By:	/s/ Chris A. Cox
Chris A. Cox
Senior Vice President and Chief Accounting Officer

Date: April 28, 2023