Form 10-Q
period 2023-09-30
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2023-11-08
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

September 30,
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of shares outstanding as of November 7, 2023
Class A common stock	198,356,898

AMC ENTERTAINMENT HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(In millions, except share and per share amounts)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

	(unaudited)		(unaudited)
Revenues
Admissions	$797.7	$545.3	$2,075.9	$1,640.1
Food and beverage	482.7	333.3	1,299.6	982.5
Other theatre	125.5	89.8	332.7	297.9
Total revenues	1,405.9	968.4	3,708.2	2,920.5
Operating costs and expenses
Film exhibition costs	398.5	263.2	1,027.8	781.7
Food and beverage costs	90.1	58.5	243.2	165.7
Operating expense, excluding depreciation and amortization below	449.8	400.6	1,245.0	1,147.6
Rent	224.3	223.2	650.8	668.8
General and administrative:
Merger, acquisition and other costs	0.7	0.3	1.5	0.4
Other, excluding depreciation and amortization below	54.4	40.6	184.8	161.2
Depreciation and amortization	88.7	96.9	279.1	293.0
Operating costs and expenses	1,306.5	1,083.3	3,632.2	3,218.4
Operating income (loss)	99.4	(114.9)	76.0	(297.9)
Other expense, net:
Other expense (income)	(12.8)	(1.0)	(4.7)	91.6
Interest expense:
Corporate borrowings	93.4	85.1	276.1	246.6
Finance lease obligations	0.9	1.0	2.8	3.2
Non-cash NCM exhibitor services agreement	9.4	9.6	28.5	28.6
Equity in (earnings) loss of non-consolidated entities	(3.1)	(2.8)	(5.3)	3.3
Investment expense (income)	(3.0)	18.3	(11.4)	12.2
Total other expense, net	84.8	110.2	286.0	385.5
Net earnings (loss) before income taxes	14.6	(225.1)	(210.0)	(683.4)
Income tax provision	2.3	1.8	4.6	2.5
Net earnings (loss)	$12.3	$(226.9)	$(214.6)	$(685.9)
Net earnings (loss) per share:
Basic	$0.08	$(2.20)	$(1.43)	$(6.64)
Diluted	$0.08	$(2.20)	$(1.43)	$(6.64)
Average shares outstanding:
Basic (in thousands)	162,424	103,369	150,465	103,306
Diluted (in thousands)	162,607	103,369	150,465	103,306

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

	(unaudited)		(unaudited)
Net earnings (loss)	$12.3	$(226.9)	$(214.6)	$(685.9)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	9.1	(26.1)	(38.1)	(78.4)
Pension adjustments:
Net gain arising during the period	0.1	0.1	—	0.3
Other comprehensive income (loss)	9.2	(26.0)	(38.1)	(78.1)
Total comprehensive income (loss)	$21.5	$(252.9)	$(252.7)	$(764.0)

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$729.7	$631.5
Restricted cash	22.4	22.9
Receivables, net	134.2	166.6
Other current assets	93.8	81.1
Total current assets	980.1	902.1
Property, net	1,577.9	1,719.2
Operating lease right-of-use assets, net	3,583.5	3,802.9
Intangible assets, net	145.5	147.3
Goodwill	2,310.8	2,342.0
Other long-term assets	195.3	222.1
Total assets	$8,793.1	$9,135.6
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$236.5	$330.5
Accrued expenses and other liabilities	342.8	364.3
Deferred revenues and income	411.0	402.7
Current maturities of corporate borrowings	20.0	20.0
Current maturities of finance lease liabilities	6.2	5.5
Current maturities of operating lease liabilities	512.3	567.3
Total current liabilities	1,528.8	1,690.3
Corporate borrowings	4,750.4	5,120.8
Finance lease liabilities	48.3	53.3
Operating lease liabilities	3,979.7	4,252.7
Exhibitor services agreement	492.0	505.8
Deferred tax liability, net	32.8	32.1
Other long-term liabilities	99.1	105.1
Total liabilities	10,931.1	11,760.1
Commitments and contingencies
Stockholders’ deficit:
AMC Entertainment Holdings, Inc.'s stockholders' deficit:
Preferred stock, $.01 par value per share, 50,000,000 shares authorized; including Series A Convertible Participating Preferred Stock, no shares authorized, issued, and outstanding as of September 30, 2023; 10,000,000 authorized; 7,245,872 issued and outstanding December 31, 2022, represented by AMC Preferred Equity Units, each representing an interest in a share of Series A Convertible Participating Preferred Stock, of which no shares are authorized, issued, and outstanding as of September 30, 2023; 100,000,000 authorized; 72,458,706 issued and outstanding as of December 31, 2022	—	0.1
Class A common stock ($.01 par value, 550,000,000 shares authorized; 198,356,898 shares issued and outstanding as of September 30, 2023; 524,173,073 authorized; 51,683,892 shares issued and outstanding as of December 31, 2022)	2.0	0.5
Additional paid-in capital	5,787.6	5,049.8
Accumulated other comprehensive loss	(115.4)	(77.3)
Accumulated deficit	(7,812.2)	(7,597.6)
Total stockholders' deficit	(2,138.0)	(2,624.5)
Total liabilities and stockholders’ deficit	$8,793.1	$9,135.6

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In millions)	September 30, 2023	September 30, 2022

Cash flows from operating activities:	(unaudited)
Net loss	$(214.6)	$(685.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	279.1	293.0
(Gain) loss on extinguishment of debt	(97.5)	96.4
Deferred income taxes	0.8	1.1
Unrealized loss (gain) on investments in Hycroft	10.8	3.4
Amortization of net premium on corporate borrowings to interest expense	(42.7)	(48.5)
Amortization of deferred financing costs to interest expense	7.1	10.0
Non-cash portion of stock-based compensation	40.9	22.3
Gain on disposition of Saudi Cinema Company	(15.5)	—
Equity in loss (gain) from non-consolidated entities, net of distributions	(0.9)	7.8
Landlord contributions	16.0	16.2
Other non-cash rent benefit	(27.0)	(20.6)
Deferred rent	(97.7)	(130.2)
Net periodic benefit cost (income)	1.3	(0.4)
Non-cash shareholder litigation expense	99.3	—
Change in assets and liabilities:
Receivables	22.3	61.1
Other assets	(12.9)	(15.8)
Accounts payable	(70.5)	(138.9)
Accrued expenses and other liabilities	(29.9)	(93.1)
Other, net	(5.8)	26.9
Net cash used in operating activities	(137.4)	(595.2)
Cash flows from investing activities:
Capital expenditures	(153.5)	(129.7)
Acquisition of theatre assets	(4.0)	(17.8)
Proceeds from disposition of Saudi Cinema Company	30.0	—
Proceeds from disposition of long-term assets	8.6	10.8
Proceeds from sale of securities	—	11.4
Investments in non-consolidated entities, net	—	(27.9)
Other, net	2.5	(0.5)
Net cash used in investing activities	(116.4)	(153.7)
Cash flows from financing activities:
Repurchase of Senior Subordinated Notes due 2026	(1.7)	—
Proceeds from issuance of First Lien Notes due 2029	—	950.0
Principal payments under First Lien Notes due 2025	—	(500.0)
Principal payments under First Lien Notes due 2026	—	(300.0)
Principal payments under First Lien Toggle Notes due 2026	—	(73.5)
Premium paid to extinguish First Lien Notes due 2025	—	(34.5)
Premium paid to extinguish First Lien Notes due 2026	—	(25.6)
Premium paid to extinguish First Lien Toggle Notes due 2026	—	(14.6)
Repurchase of Second Lien Notes due 2026	(99.8)	(50.0)
Scheduled principal payments under Term Loan due 2026	(15.0)	(15.0)
Net proceeds from equity issuances	492.4	7.8
Principal payments under finance lease obligations	(4.6)	(7.9)
Cash used to pay for deferred financing costs	(1.8)	(19.3)
Cash used to pay dividends	—	(0.7)
Taxes paid for restricted unit withholdings	(14.2)	(52.2)
Net cash provided by (used in) financing activities	355.3	(135.5)
Effect of exchange rate changes on cash and cash equivalents and	(3.8)	(30.1)

restricted cash
Net increase (decrease) in cash and cash equivalents and restricted cash	97.7	(914.5)
Cash and cash equivalents and restricted cash at beginning of period	654.4	1,620.3
Cash and cash equivalents and restricted cash at end of period	$752.1	$705.8
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$290.0	$254.5
Income taxes paid, net	$2.8	$1.1
Schedule of non-cash activities:
Investment in NCM	$—	$15.0
Construction payables at period end	$30.5	$38.6
Other third-party equity issuance costs payable	$0.4	$3.5
Extinguishment of Second Lien Notes due 2026 in exchange for share issuance	$118.6	$—

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

Stock Split and Reverse Stock Split. On August 4, 2022, the Company announced that its Board of Directors declared a special dividend of one AMC Preferred Equity Unit for each share of Class A common stock (“Common Stock”) outstanding at the close of business on August 15, 2022, the record date. The dividend was paid at the close of business on August 19, 2022 to investors who held Common Stock as of August 22, 2022, the ex-dividend date. Due to the characteristics of the AMC Preferred Equity Units, the special dividend had the effect of a stock split pursuant to ASC 505-20-25-4.

On August 24, 2023, the Company effectuated a reverse stock split at a ratio of one share of Common Stock for every ten shares of Common Stock. As a result of the reverse stock split, each share of Series A Convertible Participating Preferred Stock became convertible into ten shares of Common Stock, and by extension each AMC Preferred Equity Unit became equivalent to one-tenth (1/10th) of a share of Common Stock. The reserve stock split did not impact the number of AMC Preferred Equity Units outstanding. The Company concluded that this change in conversion ratio is analogous to a reverse stock split of the AMC Preferred Equity Units even though the reverse stock split did not have an effect on the number of AMC Preferred Equity Units outstanding.

Accordingly, all references made to share, per share, unit, per unit, or common share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect both the effects of the special dividend as a stock split and the subsequent reverse stock split. References made to AMC Preferred Equity Units have been retroactively adjusted to reflect the effect of the reverse stock split on their equivalent Common Stock shares.

Liquidity. The Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations and satisfy its obligations currently and through the next twelve months. The Company also believes it will comply with the minimum liquidity covenant requirement under its Senior Secured Revolving Credit Facility through the end of the covenant suspension period. Pursuant to the Twelfth Amendment to Credit Agreement, the requisite revolving lenders party thereto agreed to extend the suspension period for the secured leverage ratio financial covenant applicable to the Senior Secured Revolving Credit Facility under the Credit Agreement through March 31, 2024. The current maturity date of the Senior Secured Revolving Credit Facility is April 22, 2024. Since the financial covenant applicable to the Senior Secured Revolving Credit Facility is tested as of the last day of any fiscal quarter for which financial statements have been (or were required to have been) delivered, the financial covenant has been effectively suspended through maturity of the Senior Secured Revolving Credit Facility. As of September 30, 2023, the Company was subject to a minimum liquidity requirement of $100 million as a condition to the financial covenant suspension period under the Credit Agreement.

The Company’s cash burn rates are not sustainable long-term. In order to achieve sustainable net positive operating cash flows and long-term profitability, the Company believes that operating revenues will need to increase to levels in line with pre-COVID operating revenues. North American box office grosses were down approximately 16% for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2019. Until such time as the Company is able to achieve positive operating cash flow, it is difficult to estimate the Company’s liquidity requirements, future cash burn rates, future operating revenues, and attendance levels. Depending on the Company’s assumptions regarding the timing and ability to achieve increased levels of operating revenue, the estimates of amounts of required liquidity vary significantly.

There can be no assurance that the operating revenues, attendance levels, and other assumptions used to estimate the Company’s liquidity requirements and future cash burn rates will be correct, and the ability to be predictive is uncertain due to limited ability to predict studio film release dates, the overall production and theatrical release levels, and success of individual titles. Additionally, the effects of labor stoppages, including but not limited to the Writers Guild of America strike that began on May 2, 2023 and ended on September 27, 2023, and the Screen Actors Guild – American Federation of Television and Radio Artists strike that began on July 14, 2023, cannot be reasonably estimated and may have a negative impact on the future film slate for exhibition, the Company’s future liquidity and cash burn rates. Further, there can be no assurances that the Company will be successful in generating the additional liquidity necessary to meet the Company’s obligations beyond twelve months from the issuance of these financial statements on terms acceptable to the Company or at all.

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

On December 22, 2022, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Antara Capital LP (“Antara”) pursuant to which the Company agreed to (i) sell to Antara 10,659,511 AMC Preferred Equity Units for an aggregate purchase price of $75.1 million and (ii) simultaneously purchase from Antara $100.0 million aggregate principal amount of the Company’s 10%/12% Cash/PIK Toggle Second Lien Notes due 2026 in exchange for 9,102,619 AMC Preferred Equity Units. On February 7, 2023, the Company issued 19,762,130 AMC Preferred Equity Units to Antara in exchange for $75.1 million in cash and $100.0 million aggregate principal amount of the Company’s 10%/12% Cash/PIK Toggle Second Lien Notes due 2026. The Company recorded $193.7 million to stockholders’ deficit as a result of the transaction. The Company paid $1.4 million of accrued interest in cash upon exchange of the notes. See Note 7—Stockholders’ Equity for more information.

During the nine months ended September 30, 2023, the Company raised gross proceeds of approximately $114.5 million and paid fees to a sales agent and incurred other third-party issuance costs of approximately $2.9 million and $8.7 million, respectively, through its at-the-market offering of approximately 7.1 million shares of its AMC Preferred Equity Units. The Company paid $11.5 million of other third-party issuance costs during the nine months ended September 30, 2023.

During the nine months ended September 30, 2023, the Company raised gross proceeds of approximately $325.5 million and paid fees to a sales agent and incurred other third-party issuance costs of approximately $8.2 million and $0.5 million, respectively, through its at-the-market offering of 40.0 million shares of its Common Stock. The Company paid $0.1 million of other third-party issuance costs during the nine months ended September 30, 2023. See Note 7—Stockholders’ Equity for further information regarding the at-the-market offerings.

The below table summarizes the cash debt repurchase transactions during the nine months ended September 30, 2023, including related party transactions with Antara, which was a related party from February 7, 2023 to August 25, 2023. See Note 6—Corporate Borrowings and Finance Lease Liabilities for more information.

	Aggregate Principal	Reacquisition	Gain on	Accrued Interest
(In millions)	Repurchased	Cost	Extinguishment	Paid
Related party transactions:
Second Lien Notes due 2026	$75.9	$48.5	$40.9	$1.1
5.875% Senior Subordinated Notes due 2026	4.1	1.7	2.3	0.1
Total related party transactions	80.0	50.2	43.2	1.2
Non-related party transactions:
Second Lien Notes due 2026	89.7	51.3	54.3	2.2
Total non-related party transactions	89.7	51.3	54.3	2.2
Total debt repurchases	$169.7	$101.5	$97.5	$3.4

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

Principles of Consolidation. The accompanying unaudited condensed consolidated financial statements include the accounts of AMC, as discussed above, and should be read in conjunction with the Company’s Annual Report on Form 10–K for the year ended December 31, 2022. The accompanying condensed consolidated balance sheet as of December 31, 2022, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10–Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations. All significant intercompany balances and transactions have been eliminated in consolidation. Due to the seasonal nature of the Company’s business, results for the nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023. The Company manages its business under two reportable segments for its theatrical exhibition operations, U.S. markets and International markets.

Cash and Cash Equivalents. At September 30, 2023, cash and cash equivalents for the U.S. markets and International markets were $620.7 million and $109.0 million respectively, and at December 31, 2022, cash and cash equivalents were $508.0 million and $123.5 million, respectively.

Restricted Cash. Restricted cash is cash held in the Company’s bank accounts in International markets as a guarantee for certain landlords. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the total of the amounts in the condensed consolidated statements of cash flows.

	Period Ended
(In millions)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$729.7	$631.5
Restricted cash	22.4	22.9
Total cash and cash equivalents and restricted cash in the statement of cash flows	$752.1	$654.4

Accumulated Other Comprehensive Loss. The following table presents the change in accumulated other comprehensive loss by component:

	Foreign
(In millions)	Currency	Pension Benefits	Total
Balance December 31, 2022	$(78.8)	$1.5	$(77.3)
Other comprehensive loss	(38.1)	—	(38.1)
Balance September 30, 2023	$(116.9)	$1.5	$(115.4)

Accumulated Depreciation and Amortization. Accumulated depreciation was $2,994.3 million and $2,853.8 million at September 30, 2023 and December 31, 2022, respectively, related to property. Accumulated amortization of intangible assets was $16.1 million and $22.2 million at September 30, 2023 and December 31, 2022, respectively.

Other Expense (Income). The following table sets forth the components of other expense (income):

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Decreases related to contingent lease guarantees	$—	$(0.1)	$—	$(0.2)
Governmental assistance due to COVID-19 - International markets	—	(5.4)	—	(16.2)
Governmental assistance due to COVID-19 - U.S. markets	—	(1.6)	—	(2.7)
Foreign currency transaction (gains) losses	12.8	6.3	(3.2)	14.7
Non-operating components of net periodic benefit cost (income)	0.5	(0.2)	1.2	(0.4)
Gain on extinguishment - Senior Subordinated Notes due 2026	—	—	(2.3)	—
Loss on extinguishment - First Lien Notes due 2025	—	—	—	47.7
Loss on extinguishment - First Lien Notes due 2026	—	—	—	54.4
Loss on extinguishment - First Lien Toggle Notes due 2026	—	—	—	32.9
Gain on extinguishment - Second Lien Notes due 2026	(10.8)	—	(95.2)	(38.6)
Derivative stockholder settlement	—	—	(14.0)	—
Shareholder litigation	(15.3)	—	110.1	—
Business interruption insurance recoveries	—	—	(1.3)	—
Total other expense (income)	$(12.8)	$(1.0)	$(4.7)	$91.6

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

The Company received rent concessions from lessors that aided in mitigating the economic effects of COVID-19 during the pandemic. These concessions primarily consisted of rent abatements and the deferral of rent payments. Deferred lease payments were approximately $74.2 million as of September 30, 2023. In instances where there were no substantive changes to the lease terms, i.e., modifications that resulted in total payments of the modified lease being substantially the same or less than the total payments of the existing lease, the Company elected the relief as provided by the FASB staff related to the accounting for certain lease concessions. The Company elected not to account for these concessions as a lease modification, and therefore the Company has remeasured the related lease liability and right-of-use asset but did not reassess the lease classification or change the discount rate to the current rate in effect upon the remeasurement. The deferred lease payments have been recorded in the Company’s lease liabilities to reflect the change in the timing of payments. Those leases that did not meet the criteria for treatment under the FASB relief were evaluated as lease modifications. The deferred payment amounts for contractual rent amounts due and not paid are included in accounts payable in the condensed consolidated balance sheets and in change in accounts payable in the condensed consolidated statements of cash flows. In addition, the Company included deferred lease payments in operating lease right-of-use assets as a result of lease remeasurements.

A summary of deferred payment amounts related to rent obligations for which payments were deferred to future periods is provided below:

	As of		As of
	December 31,	Decrease	September 30,
(In millions)	2022	in deferred amounts	2023
Fixed operating lease deferred amounts (1)	$150.3	$(80.0)	$70.3
Finance lease deferred amounts	0.9	(0.7)	0.2
Variable lease deferred amounts	6.0	(2.3)	3.7
Total deferred lease amounts	$157.2	$(83.0)	$74.2
(1)	During the nine months ended September 30, 2023, the decrease in fixed operating lease deferred amounts includes $13.3 million of rent payments that are included in change in accounts payable and $66.7 million included in deferred rent and other non-cash rent in the condensed consolidated statement of cash flows.

The following table reflects the lease costs for the periods presented:

		Three Months Ended		Nine Months Ended
		September 30,	September 30,	September 30,	September 30,
(In millions)	Consolidated Statements of Operations	2023	2022	2023	2022
Operating lease cost
Theatre properties	Rent	$201.3	$202.0	$587.5	$608.9
Theatre properties	Operating expense	0.6	1.5	1.2	4.1
Equipment	Operating expense	4.8	2.7	11.8	7.4
Office and other	General and administrative: other	1.3	1.3	4.0	4.0
Finance lease cost
Amortization of finance lease assets	Depreciation and amortization	0.5	0.6	1.5	2.0
Interest expense on lease liabilities	Finance lease obligations	0.9	0.9	2.8	3.1
Variable lease cost
Theatre properties	Rent	23.0	21.2	63.3	59.9
Equipment	Operating expense	17.9	13.4	51.6	44.8
Total lease cost		$250.3	$243.6	$723.7	$734.2

Cash flow and supplemental information is presented below:

	Nine Months Ended
	September 30,	September 30,
(In millions)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$(2.3)	$(2.9)
Operating cash flows used in operating leases	(742.5)	(775.9)
Financing cash flows used in finance leases	(4.6)	(7.9)

Landlord contributions:
Operating cashflows provided by operating leases	16.0	16.2
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	111.4	220.8
(1)	Includes lease extensions and option exercises.

The following table represents the weighted-average remaining lease term and discount rate as of September 30, 2023:

	As of September 30, 2023
	Weighted Average	Weighted Average
	Remaining	Discount
Lease Term and Discount Rate	Lease Term (years)	Rate
Operating leases	8.9	10.4%
Finance leases	13.4	6.4%

Minimum annual payments, including deferred lease payments and excluding contractual rent amounts due and not paid that were recorded in accounts payable, that are recorded as operating and finance lease liabilities and the net present value thereof as of September 30, 2023 are as follows:

	Operating Lease	Finance Lease
(In millions)	Payments (2)	Payments (2)
Three months ending December 31, 2023 (1)	$241.7	2.2
2024	891.2	8.1
2025	847.1	7.4
2026	781.7	7.3
2027	717.1	7.3
2028	633.5	6.9
Thereafter	2,736.9	44.4
Total lease payments	6,849.2	83.6
Less imputed interest	(2,357.2)	(29.1)
Total operating and finance lease liabilities, respectively	$4,492.0	$54.5

(1)	The minimum annual payments table above does not include contractual cash rent amounts that were due and not paid, which are recorded in accounts payable as shown below, including estimated repayment dates:

Accounts Payable
(In millions)	Lease Payments
Three months ended December 31, 2023	$5.7
2024	1.0
2025	0.8
2026	0.7
2027	0.3
2028	0.1
Thereafter	0.1
Total deferred lease amounts recorded in accounts payable	$8.7

(2)	The minimum annual payments table above includes deferred undiscounted cash rent amounts that were due and not paid related to operating and finance leases, as shown below:

	Operating Lease	Finance Lease
(In millions)	Payments	Payments
Three months ended December 31, 2023	$15.6	$0.1
2024	15.6	—
2025	5.7	—
2026	4.2	—
2027	3.4	—
2028	3.2	—
Thereafter	17.7	—
Total deferred lease amounts	$65.4	$0.1

As of September 30, 2023, the Company had signed additional operating lease agreements for five theatres that have not yet commenced with total minimum payments of approximately $78.2 million, which are expected to commence between years 2023 and 2025 and carry lease terms ranging from 10 to 20 years. The timing of lease commencement is dependent on the landlord providing the Company with control and access to the related facility.

During the nine months ended September 30, 2023, the Company received a $13.0 million buyout incentive from a landlord which provided the landlord the right to terminate the lease of one theatre. The incentive was treated as a reduction to rent expense in the Company’s condensed consolidated statement of operations.

NOTE 3—REVENUE RECOGNITION

Disaggregation of Revenue. Revenue is disaggregated in the following tables by major revenue types and by timing of revenue recognition:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Major revenue types
Admissions	$797.7	$545.3	$2,075.9	$1,640.1
Food and beverage	482.7	333.3	1,299.6	982.5
Other theatre:
Screen advertising	33.2	29.0	96.4	90.2
Other	92.3	60.8	236.3	207.7
Other theatre	125.5	89.8	332.7	297.9
Total revenues	$1,405.9	$968.4	$3,708.2	$2,920.5

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Timing of revenue recognition
Products and services transferred at a point in time	$1,299.3	$884.5	$3,431.5	$2,675.3
Products and services transferred over time (1)	106.6	83.9	276.7	245.2
Total revenues	$1,405.9	$968.4	$3,708.2	$2,920.5
(1)	Amounts primarily include subscription and advertising revenues.

The following tables provide the balances of receivables, net and deferred revenues and income:

(In millions)	September 30, 2023	December 31, 2022
Current assets
Receivables related to contracts with customers	$54.4	$92.3
Miscellaneous receivables	79.8	74.3
Receivables, net	$134.2	$166.6

(In millions)	September 30, 2023	December 31, 2022
Current liabilities
Deferred revenues related to contracts with customers	$405.7	$398.8
Miscellaneous deferred income	5.3	3.9
Deferred revenues and income	$411.0	$402.7

The significant changes in contract liabilities with customers included in deferred revenues and income are as follows:

Deferred Revenues
Related to Contracts
(In millions)	with Customers
Balance December 31, 2022	$398.8
Cash received in advance (1)	248.5
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	17.4
Food and beverage (2)	31.6
Other theatre (2)	(0.7)
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(197.8)
Food and beverage (3)	(58.7)
Other theatre (4)	(33.9)
Foreign currency translation adjustment	0.5
Balance September 30, 2023	$405.7

(1)	Includes movie tickets, food and beverage, gift cards, exchange tickets, and AMC Stubs® loyalty membership fees.

(2)	Amount of rewards accumulated, net of expirations, that are attributed to AMC Stubs® and other loyalty programs.

(3)	Amount of rewards redeemed that are attributed to gift cards, exchange tickets, movie tickets, AMC Stubs® loyalty programs and other loyalty programs.

(4)	Amounts relate to income from non-redeemed or partially redeemed gift cards, non-redeemed exchange tickets, AMC Stubs® loyalty membership fees and other loyalty programs.

The significant changes to contract liabilities included in the exhibitor services agreement in the condensed consolidated balance sheets, are as follows:

Exhibitor Services
(In millions)	Agreement (1)
Balance December 31, 2022	$505.8
Reclassification, net of adjustments, for portion of the beginning balance to other theatre revenue, as the result of performance obligations satisfied	(13.8)
Balance September 30, 2023	$492.0
(1)	Represents the carrying amount of the National CineMedia, LLC (“NCM”) common units that were previously received under the annual Common Unit Adjustment (“CUA”) and subsequent adjustments related to the NCM Bankruptcy, as discussed in greater detail below. The deferred revenues are being amortized to other theatre revenues over the remainder of the 30-year term of the Exhibitor Service Agreement (“ESA”) ending in February 2037.

NCM Bankruptcy. On April 11, 2023, National CineMedia, LLC filed a petition under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of Texas. NCM is the in-theatre advertising provider for the majority of the Company’s theatres in the United States. Under the Chapter 11 plan of reorganization, which became effective on August 7, 2023 (the “Plan”), NCM has assumed its agreements with the Company. As part of the Plan, on August 7, 2023, NCM issued 16,581,829 common units (“NCM Common Units”) that were owed to the Company as part of the annual common unit adjustment. But under the terms of the Plan and the restructuring of the equity of NCM thereunder, the NCM Common Units were immediately cancelled upon the efficacy of the Plan. The Company has filed appeals with the United States District Court for the Southern District of Texas, objecting to, among other things, certain terms of the Plan, including modification of the terms of the exhibitor services agreement with other parties that were not granted to the Company and appeal of the court’s order to approve cancellation of the NCM Common Unit issuance. The Company does not expect its bankruptcy to have a material impact on the Company.

Gift Cards and Exchange Tickets. The total amount of non-redeemed gift cards and exchange tickets included in deferred revenues and income in the condensed consolidated balance sheet as of September 30, 2023 was $273.2 million. This will be recognized as revenues as the gift cards and exchange tickets are redeemed or as the non-redeemed gift card and exchange ticket revenues are recognized in proportion to the pattern of actual redemptions, which is estimated to occur over the next 24 months.

Loyalty Programs. As of September 30, 2023, the amount of deferred revenues allocated to the loyalty programs included in deferred revenues and income in the condensed consolidated balance sheet was $75.6 million. The earned points will be recognized as revenue as the points are redeemed, which is estimated to occur over the next 24 months. The AMC Stubs® annual membership fee is recognized ratably over the one-year membership period.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 4—GOODWILL

The following table summarizes the changes in goodwill by reporting unit for the nine months ended September 30, 2023:

	U.S. Markets			International Markets			Consolidated Goodwill
(In millions)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Balance December 31, 2022	$3,072.6	$(1,276.1)	$1,796.5	$1,521.8	$(976.3)	$545.5	$4,594.4	$(2,252.4)	$2,342.0
Currency translation adjustment	—	—	—	(23.6)	(7.6)	(31.2)	(23.6)	(7.6)	(31.2)
Balance September 30, 2023	$3,072.6	$(1,276.1)	$1,796.5	$1,498.2	$(983.9)	$514.3	$4,570.8	$(2,260.0)	$2,310.8

NOTE 5—INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the condensed consolidated balance sheets in other long-term assets. On December 30, 2022, the Company entered into an agreement to sell its 10.0% investment in Saudi Cinema Company, LLC for SAR 112.5 million ($30.0 million), and on January 24, 2023, the Saudi Ministry of Commerce recorded the sale of equity and the Company received the proceeds on January 25, 2023. The Company recorded a gain on the sale of $15.5 million in investment income during the nine months ended September 30, 2023. Investments in non-consolidated affiliates as of September 30, 2023 include interests in Digital Cinema Distribution Coalition, LLC of 14.6%, AC JV, LLC, owner of Fathom Events, of 32.0%, SV Holdco LLC, owner of Screenvision, of 18.4% and Digital Cinema Media Ltd. of 50.0%. The Company also has partnership interests in four U.S. motion picture theatres and approximately 50.0% interests in 60 theatres in Europe. Indebtedness held by equity method investees is non-recourse to the Company. During the three months ended September 30, 2023 and September 30, 2022, the Company recorded equity in (earnings) loss of non-consolidated entities of $(3.1) million and $(2.8) million, respectively. During the nine months ended September 30, 2023 and September 30, 2022, the Company recorded equity in (earnings) loss of $(5.3) million and $3.3 million, respectively.

Related Party Transactions with Equity Method Investees. At September 30, 2023, and December 31, 2022, the Company recorded net receivable amounts due from equity method investees of $0.6 million and $1.7 million, respectively, primarily related to on-screen advertising revenue, content delivery expenses and other transactions. The Company recorded related party transactions with equity method investees in other revenues, film exhibition costs and operating expenses of $7.9 million, $4.9 million and $0.2 million, respectively, during the three months ended September 30, 2023, and $4.3 million, $3.1 million and $0.3 million, respectively, during the three months ended September 30, 2022. The Company recorded related party transactions with equity method investees in other revenues, film exhibition costs and operating expenses of $19.4 million, $12.0 million and $0.8 million, respectively, during the nine months ended September 30, 2023, and $16.3 million, $6.5 million and $0.8 million, respectively, during the nine months ended September 30, 2022.

Investment in Hycroft

On March 14, 2022, the Company purchased 23.4 million units of Hycroft Mining Holding Corporation (NASDAQ: HYMC) (“Hycroft”), for $27.9 million, with each unit consisting of one common share of Hycroft and one common share purchase warrant. The units were priced at $1.193 per unit. Each warrant is exercisable for one common share of Hycroft at a price of $1.068 per share over a 5-year term through March 2027. Hycroft filed a resale registration statement to register the common shares and warrant shares for sale under the Securities Act of 1933, as amended (the “Securities Act”) on April 14, 2022 which became effective on June 2, 2022. The Company accounts for the common shares of Hycroft under the equity method and has elected the fair value option in accordance with ASC 825-10. The Company accounts for the warrants as derivatives in accordance with ASC 815. Accordingly, the fair value of the investments in Hycroft are remeasured at each subsequent reporting period and unrealized gains and losses are reported in investment income. The Company believes the fair value option to be the most appropriate election for this equity method investment as the Company is not entering the mining business. During the three months ended September 30, 2023 and September 30, 2022, the Company recorded unrealized loss in investment income of $0.7 million and $19.5 million, respectively. During the nine months ended September 30, 2023 and September 30, 2022, the Company recorded unrealized loss in investment income of $10.8 million and $3.4 million, respectively. See Note 9—Fair Value Measurements for fair value information and the asset value for investments in Hycroft measured under the fair value option as well as the total asset value for other equity method investments.

NOTE 6—CORPORATE BORROWINGS AND FINANCE LEASE LIABILITIES

A summary of the carrying value of corporate borrowings and finance lease liabilities is as follows:

(In millions)	September 30, 2023	December 31, 2022
First Lien Secured Debt:
Senior Secured Credit Facility-Term Loan due 2026 (8.427% as of September 30, 2023 and 7.274% as of December 31, 2022)	$1,910.0	$1,925.0
12.75% Odeon Senior Secured Notes due 2027	400.0	400.0
7.5% First Lien Notes due 2029	950.0	950.0
Second Lien Secured Debt:
10%/12% Cash/PIK Toggle Second Lien Subordinated Notes due 2026	1,124.2	1,389.8
Subordinated Debt:
6.375% Senior Subordinated Notes due 2024 (£4.0 million par value as of September 30, 2023)	4.9	4.8
5.75% Senior Subordinated Notes due 2025	98.3	98.3
5.875% Senior Subordinated Notes due 2026	51.5	55.6
6.125% Senior Subordinated Notes due 2027	125.5	125.5
Total principal amount of corporate borrowings	$4,664.4	$4,949.0
Finance lease liabilities	54.5	58.8
Deferred financing costs	(33.0)	(37.9)
Net premium (1)	139.0	229.7
Total carrying value of corporate borrowings and finance lease liabilities	$4,824.9	$5,199.6
Less:
Current maturities of corporate borrowings	(20.0)	(20.0)
Current maturities of finance lease liabilities	(6.2)	(5.5)
Total noncurrent carrying value of corporate borrowings and finance lease liabilities	$4,798.7	$5,174.1
(1)	The following table provides the net premium (discount) amounts of corporate borrowings:

	September 30,	December 31,
(In millions)	2023	2022
10%/12% Cash/PIK Toggle Second Lien Subordinated Notes due 2026	$170.4	$265.5
Senior Secured Credit Facility-Term Loan due 2026	(3.7)	(4.8)
12.75% Odeon Senior Secured Notes due 2027	(27.7)	(31.1)
6.375% Senior Subordinated Notes due 2024	—	0.1
Net premium	$139.0	$229.7

The following table provides the principal payments required and maturities of corporate borrowing as of September 30, 2023:

Principal
Amount of
Corporate
(In millions)	Borrowings
Three months ended December 31, 2023	$5.0
2024	24.9
2025	118.3
2026	3,040.7
2027	525.5
2028	—
Thereafter	950.0
Total	$4,664.4

Debt Repurchases

The below table summarizes the cash debt repurchase transactions during the nine months ended September 30, 2023, including the related party transactions with Antara, which was a related party from February 7, 2023 to August 25, 2023:

	Aggregate Principal	Reacquisition	Gain on	Accrued Interest
(In millions)	Repurchased	Cost	Extinguishment	Paid
Related party transactions:
Second Lien Notes due 2026	$75.9	$48.5	$40.9	$1.1
5.875% Senior Subordinated Notes due 2026	4.1	1.7	2.3	0.1
Total related party transactions	80.0	50.2	43.2	1.2
Non-related party transactions:
Second Lien Notes due 2026	89.7	51.3	54.3	2.2
Total non-related party transactions	89.7	51.3	54.3	2.2
Total debt repurchases	$169.7	$101.5	$97.5	$3.4

See Note 7—Stockholders’ Equity for discussion of the $100.0 million aggregate principal amount of Second Lien Notes due 2026 repurchased from Antara in exchange for 9,102,619 AMC Preferred Equity Units not included in the table above.

Financial Covenants

The Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to comply with the minimum liquidity covenant requirement under its Senior Secured Revolving Credit Facility through the end of the covenant suspension period. Pursuant to the Twelfth Amendment to the Credit Agreement, the requisite revolving lenders party thereto agreed to extend the suspension period for the secured leverage ratio financial covenant applicable to the Senior Secured Revolving Credit Facility under the Credit Agreement through March 31, 2024. The current maturity date of the Senior Secured Revolving Credit Facility is April 22, 2024. The financial covenant applicable to the Senior Secured Revolving Credit Facility is tested as of the last day of any fiscal quarter for which financial statements have been (or were required to have been) delivered, thus the financial covenant has been effectively suspended through maturity of the Senior Secured Revolving Credit Facility. As of September 30, 2023, the Company was subject to a minimum liquidity requirement of $100 million as a condition to the financial covenant suspension period under the Credit Agreement.

Thirteenth Amendment to Credit Agreement

On June 23, 2023, the Company and Wilmington Savings Fund Society, FSB, as administrative agent, entered into the Thirteenth Amendment to the Credit Agreement, pursuant to which LIBOR, the benchmark rate upon which certain loans, commitments and/or other extensions of credit under the Credit Agreement incur interest, fees or other amounts, was replaced with Term SOFR, a benchmark rate reported by CME Group Benchmark Administration Limited that is based on the secured overnight financing rate. Term SOFR under the Credit Agreement is subject to a credit spread adjustment equal to 0.11448% per annum, 0.26161% per annum, and 0.42826% per annum for interest periods of one-month, three-months, or six-months or longer, respectively. The Thirteenth Amendment to the Credit Agreement became effective at 5:00 p.m. (New York time) on June 30, 2023.

The Company elected to apply the optional expedients allowed under ASC 848 regarding the discontinuation of LIBOR and reference rate reform. Pursuant to ASC 848, the Thirteenth Amendment to the Credit Agreement was determined to be an insubstantial modification.

NOTE 7—STOCKHOLDERS’ EQUITY

Stock Split and Reverse Stock Split

On August 4, 2022, the Company announced that its Board of Directors declared a special dividend of one AMC Preferred Equity Unit for each share of Common Stock outstanding at the close of business on August 15, 2022, the record date. The dividend was paid at the close of business on August 19, 2022 to investors who held Common Stock as of August 22, 2022, the ex-dividend date. Due to the characteristics of the AMC Preferred Equity Units, the special dividend had the effect of a stock split pursuant to ASC 505-20-25-4.

On August 24, 2023, the Company effectuated a reverse stock split at a ratio of one share of Common Stock for every ten shares of Common Stock. As a result of the reverse stock split, each share of Series A Convertible Participating Preferred Stock became convertible into ten shares of Common Stock, and by extension each AMC Preferred Equity Unit became equivalent to one-tenth (1/10th) of a share of Common Stock. The reverse stock split did not impact the number of AMC Preferred Equity Units outstanding. The Company concluded that this change in conversion ratio is analogous to a reverse stock split of the AMC Preferred Equity Units even though the reverse stock split did not have an effect on the number of AMC Preferred Equity Units outstanding.

Accordingly, all references made to share, per share, unit, per unit, or common share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect both the effects of the special dividend as a stock split and the subsequent reverse stock split. References made to AMC Preferred Equity Units have been retroactively adjusted to reflect the effect of the reverse stock split on their equivalent Common Stock shares.

Share Issuances

On September 6, 2023, the Company entered into a Common Stock equity distribution agreement (the “Common Stock Equity Distribution Agreement”) with Citigroup Global Markets, Inc., Barclays Capital Inc., B. Riley Securities, Inc. and Goldman Sachs & Co. LLC, as the sales agents (“Common Stock Sales Agents”), to sell up to 40.0 million shares of the Company’s Common Stock, from time to time, through an “at-the-market” offering program (the “Common Stock Offering”). Subject to the terms and conditions of the Common Stock Equity Distribution Agreement, the Common Stock Sales Agents will use reasonable efforts consistent with their normal trading and sales practices, applicable law and regulations, and the rules of the NYSE to sell Common Stock from time to time based upon the Company’s instructions for the sales, including any price, time or size limits specified by the Company. The Company intends to use the net proceeds from the sale of Common Stock pursuant to the Common Stock Equity Distribution Agreement to repay, refinance, redeem or repurchase the Company’s existing indebtedness (including expenses, accrued interest and premium, if any) and otherwise for general corporate purposes. On September 13, 2023, the Company announced that it had completed the Common Stock Offering.

During the nine months ended September 30, 2023, the Company raised gross proceeds of approximately $325.5 million and paid fees to the Common Stock Sales Agents and incurred other third-party issuance costs of approximately $8.2 million and $0.5 million, respectively, through its Common Stock Offering of 40.0 million shares of its Common Stock. The Company paid $0.1 million of other third-party issuance costs during the nine months ended September 30, 2023.

On September 26, 2022, the Company entered into an equity distribution agreement (the “Preferred Equity Units Equity Distribution Agreement”) with Citigroup Global Markets Inc., as a sales agent (“Sales Agent”), to sell up to 42.5 million shares of the Company’s AMC Preferred Equity Units, from time to time, through an “at-the-market” offering program (the “Preferred Equity Offering”). Subject to the terms and conditions of the Preferred Equity Units Equity Distribution Agreement, the Sales Agent was required to use reasonable efforts consistent with their normal trading and sales practices, applicable law and regulations, and the rules of the NYSE to sell the AMC Preferred Equity Units from time to time based upon the Company’s instructions for the sales, including any price, time or size limits specified by the Company. The Company intends to use the net proceeds, from the sale of AMC Preferred Equity Units pursuant to the Preferred Equity Units Equity Distribution Agreement to repay, refinance, redeem or repurchase the Company’s existing indebtedness (including expenses, accrued interest and premium, if any) and otherwise for general corporate purposes. Following the Charter Amendments and AMC Preferred Equity Unit Conversion, the Company no longer sells shares under the Preferred Equity Units Distribution Agreement.

During the nine months ended September 30, 2023, the Company raised gross proceeds of approximately $114.5 million and paid fees to the Sales Agent and incurred other third-party issuance costs of approximately $2.9 million and $8.7 million, respectively, through its Preferred Equity Offering of approximately 7.1 million shares of its AMC Preferred Equity Units. The Company paid $11.5 million of other third-party issuance costs during the nine months ended September 30, 2023. The Company no longer has any authorized AMC Preferred Equity Units available for issuance under the Preferred Equity Units Equity Distribution Agreement. Furthermore, the AMC Preferred Equity Units ceased trading on the NYSE on August 24, 2023 and were converted to Common Shares on August 25, 2023.

On December 22, 2022, the Company entered into the Forward Purchase Agreement with Antara pursuant to which the Company agreed to (i) sell to Antara 10,659,511 AMC Preferred Equity Units for an aggregate purchase price of $75.1 million and (ii) simultaneously purchase from Antara $100.0 million aggregate principal amount of the Company’s 10%/12% Cash/PIK Toggle Second Lien Notes due 2026 in exchange for 9,102,619 AMC Preferred Equity Units. On February 7, 2023, the Company issued 19,762,130 AMC Preferred Equity Units to Antara in exchange for $75.1 million in cash and $100.0 million aggregate principal amount of the Company’s 10%/12% Cash/PIK Toggle Second Lien Notes due 2026. The Company recorded $193.7 million to stockholders’ deficit as a result of the transaction. The Company paid $1.4 million of accrued interest in cash upon exchange of the notes.

Special Meeting of Stockholders

The Company’s board of directors called a special meeting of the Company’s stockholders on March 14, 2023 (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved the following proposals:

1.	Proposal No. 1: To approve an amendment to our Third Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) to increase the total number of authorized shares of Common Stock from 524,173,073 shares of Common Stock to 550,000,000 shares of Common Stock (the “Share Increase”);
2.	Proposal No. 2: To approve an amendment to our Certificate of Incorporation to effectuate a reverse stock split at a ratio of one share of Common Stock for every ten shares of Common Stock, which together with the Share Increase, shall permit the full conversion of all outstanding shares of Series A Preferred Stock into shares of Common Stock (the “Reverse Stock Split” and collectively with the Share Increase, the “Charter Amendments”); and
3.	Proposal No. 3: To approve one or more adjournments of the Special Meeting, if necessary, to permit further solicitation of proxies if there are not sufficient votes at the time of the Special Meeting to approve and adopt the Charter Amendments.

Each of the Share Increase and the Reverse Stock Split were cross-conditioned on the approval of the other, such that approval of both proposals was required for each of them to take effect.

Shareholder Litigation

Two putative stockholder class actions were filed in the Delaware Chancery Court that assert a breach of fiduciary duty against certain of the Company’s directors and a claim for breach of 8 Del. C. § 242 against those directors and the Company, arising out of the Company’s creation of AMC Preferred Equity Units, the transactions between the Company and Antara that the Company announced on December 22, 2022 (the “Antara Transactions”), and the Charter Amendments.

This litigation prevented the Company from immediately implementing the Charter Amendments. On April 2, 2023, the parties entered into a binding settlement term sheet to settle the litigation and allow implementation of the Charter Amendments. On August 11, 2023, the Delaware Chancery Court approved the settlement and on Monday, August 21, 2023, the Delaware Supreme Court confirmed the ruling of the Chancery Court. Pursuant to the settlement term sheet, record holders of Common Stock at the close of business on August 24, 2023, after giving effect to the Reverse Stock Split, but prior to the conversion of AMC Preferred Equity Units into Common Stock (“Settlement Payment Recipients”), received a payment of one share of Common Stock for every 7.5 shares of Common Stock owned by the Settlement Payment Recipients (the “Settlement Payment”). On August 28, 2023, the Company made the Settlement Payment and issued 6,897,018 shares of Common Stock. See Note 11—Commitments and Contingencies for further information regarding the litigation and settlement.

Charter Amendments and AMC Preferred Equity Unit Conversion

Each AMC Preferred Equity Unit was a depositary share and represented an interest in a share of Series A Convertible Participating Preferred Stock evidenced by a depositary receipt pursuant to a deposit agreement. Each AMC Preferred Equity Unit was designed to have the same economic and voting rights as a share of Common Stock.

On August 14, 2023, the Company filed an amendment to its Certificate of Incorporation to effectuate the Charter Amendments as of August 24, 2023. The Charter Amendments permitted the conversion of all of the Company’s outstanding AMC Preferred Equity Units into shares of Common Stock (the “Conversion”). On August 25, 2023, 99,540,642 shares of Common Stock were issued as part of the Conversion. On August 25, 2023, AMC Preferred Equity Units ceased trading and were subsequently delisted from the NYSE. On August 25, 2023, the Company filed a Certificate of Elimination of Series A Convertible Participating Preferred Stock with the Secretary of State of Delaware that eliminated the Series A Convertible Participating Preferred Stock from the Company’s Certificate of Incorporation. As of September 30, 2023, the Company has 50,000,000 authorized shares of preferred stock.

AMC’s Board of Directors approved equitable adjustments to all outstanding awards under the 2013 Equity Incentive Plan subsequent to the effectiveness of the Charter Amendments. The outstanding awards were proportionally adjusted consistent with the ratio used for the Reverse Stock Split and all awards previously convertible into AMC Preferred Equity Units are now convertible into Common Stock.

Stock-Based Compensation

The following table presents the stock-based compensation expense recorded within general and administrative: other:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2023	2022	2023	2022
Equity classified awards:
Special awards expense	$—	$—	$20.2	$—
Board of director stock award expense	—	—	0.9	0.8
Restricted stock unit expense	3.7	3.5	10.5	9.8
Performance stock unit expense	3.6	(7.1)	9.0	11.7
Total equity classified awards:	7.3	(3.6)	40.6	22.3
Liability classified awards:
Restricted and performance stock unit expense	(0.1)	—	0.3	—
Total liability classified awards:	(0.1)	—	0.3	—
Total stock-based compensation expense	$7.2	$(3.6)	$40.9	$22.3

As of September 30, 2023, the estimated remaining unrecognized compensation cost related to stock-based compensation grants was approximately $20.1 million, which reflects assumptions related to attainment of performance targets based on the scales as described below. The weighted average period over which this remaining compensation expense is expected to be recognized is approximately 1.1 years.

Plan Amendment due to Stock Split

The 2013 Plan contemplates equitable adjustments for certain transactions such as a stock split. On August 19, 2022, the Compensation Committee approved an adjustment to the 2013 Equity Incentive Plan to entitle each participant one AMC Preferred Equity Unit and one share of Common Stock for each restricted stock unit (“RSU”) or performance stock unit (“PSU”) for awards granted prior to the AMC Preferred Equity Unit special dividend. The Company determined that this modification was a Type 1 (probable-to-probable) modification that did not increase the fair value of the award and therefore did not require additional stock-based compensation expense to be recognized.

Special Awards

On February 23, 2023, AMC’s Board of Directors approved special awards in lieu of vesting of the 2022 PSU awards. The special awards were accounted for as modification to the 2022 PSU awards which lowered the Adjusted EBITDA and free cash flow performance targets such that 200% vesting was achieved for both tranches. This modification resulted in the immediate additional vesting of 238,959 Common Stock 2022 PSUs and 238,959 AMC Preferred Equity Unit 2022 PSUs. This was treated as a Type 3 modification (improbable-to-probable) which requires the Company to recognize additional stock compensation expense based on the modification date fair values of the Common Stock PSUs and AMC Preferred Equity Units PSUs of $14.9 million and $5.3 million, respectively. During the nine months ended September 30, 2023, the Company recognized $20.2 million of stock compensation expense related to these awards.

Awards Granted in 2023

During the nine months ended September 30, 2023, AMC’s Board of Directors approved awards of stock, RSUs, and PSUs to certain of the Company’s employees and directors under the 2013 Equity Incentive Plan. Each RSU or PSU is convertible into one share of Common Stock upon vesting.

Each RSU and PSU held by a participant as of a dividend record date is entitled to a dividend equivalent equal to the amount paid with respect to one share of Common Stock underlying the unit. Any such accrued dividend equivalents are paid to the holder only upon vesting of the units. Each unit represents the right to receive one share of Common Stock at a future date.

The Company’s Board of Directors also granted awards to non-section 16 officers that are expected to be settled in cash. Upon vesting, participants receiving cash settlement shall receive an amount of cash equal to the closing price of an AMC Preferred Equity Unit multiplied by the number of underlying cash-based RSUs and PSUs awarded. Following the completion of the Charter Amendments, grantees will now receive an amount of cash equal to the closing price of Common Stock multiplied by the number of underlying cash-based RSUs and PSUs award. These awards have been classified as liabilities and are included within accrued expenses and other liabilities in the condensed consolidated balance sheets. The vesting requirements and vesting periods are identical to the equity classified awards described below. The Company recognizes expense related to these awards based on the fair value of the Common Stock shares, giving effect to the portion of services rendered during the requisite services period. As of September 30, 2023, there were 169,401 nonvested underlying Common Stock RSUs and PSUs related to awards granted to non-section 16 officers. There are 112,894 nonvested underlying Common Stock RSUs and PSUs (2023 Tranche Year) that are currently classified as liabilities and 56,507 nonvested underlying Common Stock PSUs (2024 & 2025 Tranche Year) which have not been granted for accounting purposes as the performance targets for the 2024 and 2025 PSU Tranche Years have yet to be established.

The 2023 award agreements generally had the following features:

●	Stock Award Agreement: During the nine months ended September 30, 2023, the Company granted awards of 8,555 fully vested shares of Common Stock and 15,370 AMC Preferred Equity Units to its independent members of AMC’s Board of Directors with a grant date fair value of $0.9 million.
●	Restricted Stock Unit Award Agreement: During the nine months ended September 30, 2023, the Company granted 313,831 RSU awards to certain members of management with a grant date fair value of $12.0 million. The Company records stock-based compensation expense on a straight-line recognition method over the requisite vesting period. The RSUs vest over three years, with one-third vesting each year. These RSUs will be settled within 30 days of vesting.
●	Performance Stock Unit Award Agreement: During the nine months ended September 30, 2023, total PSUs of 287,664 were awarded (“2023 PSU award”) to certain members of management and executive officers, with the total PSUs divided into three separate year tranches, with each tranche allocated to a fiscal year within the performance period (“Tranche Year”). The PSUs within each Tranche Year are further divided between two performance targets; the Adjusted EBITDA performance target and free cash flow performance target. The 2023 PSU awards will vest based on achieving 80% to 120% of the performance targets, with the corresponding vested unit amount ranging from 50% to 200%. If the performance targets are met at 100%, the 2023 PSU awards will vest at 287,664 units in the aggregate. No

PSUs will vest for each Tranche Year if the Company does not achieve 80% of the Tranche Year’s Adjusted EBITDA and free cash flow targets.

The Compensation Committee establishes the annual performance targets at the beginning of each year. Therefore, the grant date (and fair value measurement date) for each Tranche Year is the date at the beginning of each year when a mutual understanding of the key terms and conditions are reached per ASC 718, Compensation – Stock compensation. The 2023 PSU award grant date fair value for the 2023 Tranche Year award of 95,883 units was $3.9 million, the 2022 PSU award grant date fair value for the 2023 Tranche Year award of 46,192 units was $1.9 million, and the 2021 PSU award grant date fair value for the 2023 Tranche Year Award of 160,280 units was $6.8 million, measured using performance targets at 100%.

The following table represents the equity classified nonvested RSU and PSU activity for the nine months ended September 30, 2023:

		Weighted
		Average
	Common Stock	Grant Date
	RSUs and PSUs (3)	Fair Value
Nonvested at January 1, 2023	626,195	$59.14
Granted (1)	616,186	39.99
Granted - Special Award	477,918	42.25
Vested	(222,920)	57.43
Vested - Special Award	(257,945)	42.18
Forfeited	(26,036)	44.44
Cancelled (2)	(150,755)	60.14
Cancelled - Special Award (2)	(219,973)	42.34
Nonvested at September 30, 2023	842,670	$45.87
Tranche Years 2024 and 2025 awarded under the 2023 PSU award and Tranche Year 2024 awarded under the 2022 PSU award with grant date fair values to be determined in years 2024 and 2025, respectively	228,199
Total Nonvested at September 30, 2023	1,070,869
(1)	The number of PSU shares granted under the Tranche Year 2023 assumes the Company will attain a performance target at 100% for the Adjusted EBITDA target and 100% for the free cash flow target.
(2)	Represents vested RSUs and PSUs surrendered in lieu of taxes and cancelled awards returned to the 2013 Equity Incentive Plan. As a result, the Company paid taxes for restricted unit withholdings of approximately $14.2 million during the nine months ended September 30, 2023.
(3)	Includes AMC Preferred Equity Unit RSUs and PSUs that were converted to Common Stock RSUs and PSUs as a result of the Charter Amendments.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Nine Months Ended September 30, 2023

			Preferred Stock
			Series A Convertible				Accumulated
	Class A Voting		Participating	Depositary Shares of		Additional	Other		Total
	Common Stock		Preferred Stock	AMC Preferred		Paid-in	Comprehensive	Accumulated	Stockholders’
(In millions, except share and per share data)	Shares	Amount	Shares	Equity Units	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances December 31, 2022	51,683,892	$0.5	7,245,872	72,458,706	$0.1	$5,049.8	$(77.3)	$(7,597.6)	$(2,624.5)
Net loss	—	—	—	—	—	—	—	(235.5)	(235.5)
Other comprehensive loss	—	—	—	—	—	—	(7.3)	—	(7.3)
Share issuance	—	—	492,880	4,928,800	—	70.5	—	—	70.5
Antara Forward Purchase Agreement (2)	—	—	1,976,213	19,762,130	—	193.7	—	—	193.7
Taxes paid for restricted unit withholdings	—	—	—	—	—	(13.1)	—	—	(13.1)
Stock-based compensation (1)	235,346	—	26,944	269,444	—	25.9	—	—	25.9
Balances March 31, 2023	51,919,238	$0.5	9,741,909	97,419,080	$0.1	$5,326.8	$(84.6)	$(7,833.1)	$(2,590.3)
Net earnings	—	—	—	—	—	—	—	8.6	8.6
Other comprehensive loss	—	—	—	—	—	—	(40.0)	—	(40.0)
Share issuance	—	—	212,156	2,121,562	—	32.7	—	—	32.7
Taxes paid for restricted unit withholdings	—	—	—	—	—	(1.1)	—	—	(1.1)
Stock-based compensation	—	—	—	—	—	7.5	—	—	7.5
Balances June 30, 2023	51,919,238	$0.5	9,954,065	99,540,642	$0.1	$5,365.9	$(124.6)	$(7,824.5)	$(2,582.6)
Net loss	—	—	—	—	—	—	—	12.3	12.3
Other comprehensive income	—	—	—	—	—	—	9.2	—	9.2
AMC Preferred Equity Unit conversion	99,540,642	1.0	(9,954,065)	(99,540,642)	(0.1)	(0.9)	—	—	—
Settlement payment	6,897,018	0.1	—	—	—	99.2	—	—	99.3
Share issuance	40,000,000	0.4	—	—	—	316.1	—	—	316.5
Stock-based compensation	—	—	—	—	—	7.3	—	—	7.3
Balances September 30, 2023	198,356,898	$2.0	—	—	$—	$5,787.6	$(115.4)	$(7,812.2)	$(2,138.0)
(1)	Includes 8,555 Common Stock shares and 15,370 AMC Preferred Equity Units awarded to the Board of Directors, 226,791 vested Common Stock RSUs and PSUs, and 254,074 AMC Preferred Equity Units RSUs and PSUs.
(2)	Includes $75.1 million of cash proceeds and $118.6 million carrying value of the debt exchanged for AMC Preferred Equity Units.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Nine Months Ended September 30, 2022

			Preferred Stock
			Series A Convertible				Accumulated
	Class A		Participating	Depositary Shares of		Additional	Other		Total AMC
	Common Stock		Preferred Stock	AMC Preferred		Paid-in	Comprehensive	Accumulated	Stockholders’
(In millions, except share and per share data)	Shares	Amount	Shares	Equity Units	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances December 31, 2021	51,397,910	$0.5	5,139,791	51,397,910	$0.1	$4,862.0	$(28.1)	$(6,624.0)	$(1,789.5)
Net loss	—	—	—	—	—	—	—	(337.4)	(337.4)
Other comprehensive loss	—	—	—	—	—	—	(5.8)	—	(5.8)
Taxes paid for restricted unit withholdings	—	—	—	—	—	(52.2)	—	—	(52.2)
Stock-based compensation (1)	284,150	0.1	28,415	284,150	—	6.5	—	—	6.6
Balances March 31, 2022	51,682,060	$0.6	5,168,206	51,682,060	$0.1	$4,816.3	$(33.9)	$(6,961.4)	$(2,178.3)
Net loss	—	—	—	—	—	—	—	(121.6)	(121.6)
Other comprehensive income	—	—	—	—	—	—	(46.3)	—	(46.3)
Stock-based compensation	—	—	—	—	—	19.4	—	—	19.4
Balances June 30, 2022	51,682,060	$0.6	5,168,206	51,682,060	$0.1	$4,835.7	$(80.2)	$(7,083.0)	$(2,326.8)
Net loss	—	—	—	—	—	—	—	(226.9)	(226.9)
Other comprehensive loss	—	—	—	—	—	—	(26.0)	—	(26.0)
Share issuance	—	—	27,000	270,000	—	4.3	—	—	4.3
Stock-based compensation	—	—	—	—	—	(3.6)	—	—	(3.6)
Balances September 30, 2022	51,682,060	$0.6	5,195,206	51,952,060	$0.1	$4,836.4	$(106.2)	$(7,309.9)	$(2,579.0)
(1)	Includes 4,165 Common Stock shares and 4,165 AMC Preferred Equity Units awarded to Board of Directors, 279,985 vested Common Stock RSUs and PSUs, and 279,985 vested AMC Preferred Equity Units RSUs and PSUs.

NOTE 8—INCOME TAXES

The Company’s worldwide effective income tax rate is based on actual income (loss), statutory rates, valuation allowances against deferred tax assets and tax planning opportunities available in the various jurisdictions in which it operates. The Company is using a discrete income tax calculation for the three and nine months ended September 30, 2023 due to the lingering effects of the COVID-19 pandemic and ongoing labor stoppages on the industry. Historically, for interim financial reporting, the Company estimated the worldwide annual income tax rate based on projected taxable income (loss) for the full year and recorded a quarterly income tax provision or benefit in accordance with the anticipated annual rate, adjusted for discrete items, if any. The Company will return to the historic approach of computing quarterly tax expense based on an annual effective rate in the future interim period when more reliable estimates of annual income become available. The Company recognizes income tax-related interest expense and penalties as income tax expense and general and administrative expense, respectively.

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

The effective tax rate for the nine months ended September 30, 2023 reflects the impact of these valuation allowances against U.S. and international deferred tax assets generated during the period. The actual effective rate for the nine months ended September 30, 2023 was (2.2)%. The Company’s consolidated tax rate for the nine months ended September 30, 2023 differs from the U.S. statutory tax rate primarily due to the valuation allowances in U.S. and foreign jurisdictions, foreign tax rate differences, federal and state tax credits, permanent differences and other discrete items. At September 30, 2023 and December 31, 2022, the Company has recorded net deferred tax liabilities of $32.8 million and $32.1 million, respectively.

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

Recurring Fair Value Measurements. The following table summarizes the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of September 30, 2023:

		Fair Value Measurements at September 30, 2023 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	September 30, 2023	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Investment in Hycroft warrants	$3.8	$—	$—	$3.8
Marketable equity securities:
Investment in Hycroft	7.0	7.0	—	—
Total assets at fair value	$10.8	$7.0	$—	$3.8

Valuation Techniques. The equity method investment in Hycroft was measured at fair value using Hycroft’s stock price at the date of measurement. To estimate the fair value of the Company’s investment in Hycroft warrants, the Company valued the warrants using the Black Scholes pricing model. Such judgments and estimates included estimates of volatility of 114.9% and discount rate of 4.8%. The discount rate is based on the treasury yield that matches the term as of the measurement date. Other inputs included the term of 3.5 years, exercise price of $1.068 and Hycroft’s stock price at the date of measurement. There is considerable management judgment with respect to the inputs used in determining fair value, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy. See Note 5—Investments for further information regarding the investments in Hycroft.

Other Fair Value Measurement Disclosures. The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at September 30, 2023 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	September 30, 2023	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$20.0	$—	$16.2	$—
Corporate borrowings	4,750.4	—	3,542.5	—

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

NOTE 10—OPERATING SEGMENTS

The Company reports information about operating segments in accordance with ASC 280-10, Segment Reporting, which requires financial information to be reported based on the way management organizes segments within a company for making operating decisions and evaluating performance. The Company has identified two reportable segments and reporting units for its theatrical exhibition operations, U.S. markets and International markets. The International markets reportable segment has operations in or partial interest in theatres in the United Kingdom, Germany, Spain, Italy, Ireland, Portugal, Sweden, Finland, Norway, and Denmark. On December 30, 2022, the Company entered into an agreement to sell its 10.0% investment Saudi Cinema Company, LLC for SAR 112.5 million ($30.0 million), subject to certain closing conditions. On January 24, 2023, the Saudi Ministry of Commerce recorded the sale of equity and the Company received the proceeds on January 25, 2023. See Note 5—Investments for further information. Each segment’s revenue is derived from admissions, food and beverage sales and other ancillary revenues, primarily screen advertising, AMC Stubs® membership fees and other loyalty programs, ticket sales, gift card income and exchange ticket income. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company does not report asset information by segment because that information is not used to evaluate the performance of or allocate resources between segments.

Below is a breakdown of select financial information by reportable operating segment:

	Three Months Ended		Nine Months Ended
Revenues (In millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
U.S. markets	$1,063.9	$753.3	$2,855.8	$2,224.3
International markets	342.0	215.1	852.4	696.2
Total revenues	$1,405.9	$968.4	$3,708.2	$2,920.5

	Three Months Ended		Nine Months Ended
Adjusted EBITDA (In millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
U.S. markets	$150.6	$1.2	$336.3	$52.2
International markets	43.1	(14.1)	47.0	(20.1)
Total Adjusted EBITDA (1)	$193.7	$(12.9)	$383.3	$32.1
(1)	The Company presents Adjusted EBITDA as a supplemental measure of its performance. The Company defines Adjusted EBITDA as net earnings (loss) plus (i) income tax provision (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of the Company’s ongoing operating performance and to include attributable EBITDA from equity investments in theatre operations in International markets and any cash distributions of earnings from its other equity method investees. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, which is broadly consistent with how Adjusted EBITDA is defined in the Company’s debt indentures.

	Three Months Ended		Nine Months Ended
Capital Expenditures (In millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
U.S. markets	$40.8	$40.1	$112.2	$91.5
International markets	16.7	14.4	41.3	38.2
Total capital expenditures	$57.5	$54.5	$153.5	$129.7

	As of	As of
Long-term assets, net (In millions)	September 30, 2023	December 31, 2022
U.S. markets	$5,854.1	$6,135.9
International markets	1,958.9	2,097.6
Total long-term assets (1)	$7,813.0	$8,233.5
(1)	Long-term assets are comprised of property, net, operating lease right-of-use assets, intangible assets, goodwill, deferred tax assets, net and other long-term assets.

The following table sets forth a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net earnings (loss)	$12.3	$(226.9)	$(214.6)	$(685.9)
Plus:
Income tax provision	2.3	1.8	4.6	2.5
Interest expense	103.7	95.7	307.4	278.4
Depreciation and amortization	88.7	96.9	279.1	293.0
Certain operating expense (1)	3.8	4.3	4.0	10.5
Equity in (earnings) loss of non-consolidated entities	(3.1)	(2.8)	(5.3)	3.3
Cash distributions from non-consolidated entities (2)	2.2	3.4	3.9	5.0
Attributable EBITDA (3)	1.4	0.1	1.6	0.1
Investment expense (income) (4)	(3.0)	18.3	(11.4)	12.2
Other expense (income) (5)	(14.1)	6.2	(1.4)	110.9
Other non-cash rent benefit (6)	(8.4)	(6.6)	(27.0)	(20.6)
General and administrative — unallocated:
Merger, acquisition and other costs (7)	0.7	0.3	1.5	0.4
Stock-based compensation expense (8)	7.2	(3.6)	40.9	22.3
Adjusted EBITDA	$193.7	$(12.9)	$383.3	$32.1
(1)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens, including the related accretion of interest, disposition of assets and other non-operating gains or losses included in operating expenses. The Company has excluded these items as they are non-cash in nature or are non-operating in nature.
(2)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. The Company believes including cash distributions is an appropriate reflection of the contribution of these investments to the Company’s operations.
(3)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of the Company’s equity in loss of non-consolidated entities to attributable EBITDA. Because these equity investments in theatre operators are in regions where the Company holds a significant market share, the Company believes attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. The Company also provides services to these theatre operators including information technology systems, certain on-screen advertising services and the Company’s gift card and package ticket program.

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Equity in (earnings) loss of non-consolidated entities	$(3.1)	$(2.8)	$(5.3)	$3.3
Less:
Equity in (earnings) of non-consolidated entities excluding International theatre joint ventures	(2.1)	(3.5)	(4.7)	(3.1)
Equity in earnings (loss) of International theatre joint ventures	1.0	(0.7)	0.6	(6.4)
Income tax provision (benefit)	0.1	0.1	(0.1)	0.1
Investment expense (income)	(0.2)	—	(0.1)	0.2
Interest expense	0.1	—	0.2	—
Impairment of long-lived assets	—	—	—	4.2
Depreciation and amortization	0.4	0.7	1.0	2.0
Attributable EBITDA	$1.4	$0.1	$1.6	$0.1

(4)	Investment expense (income) during the three months ended September 30, 2023 primarily includes appreciation in estimated fair value of the Company’s investment in common shares of Hycroft of $(0.1) million, deterioration in estimated fair value of the Company’s investment in warrants to purchase common shares of Hycroft of $0.8 million and interest income of $(3.7) million. During the three months ended September 30, 2022, investment expense (income) included deterioration in estimated fair value of the Company’s investment in common shares of Hycroft of $11.8 million, deterioration in estimated fair value of the Company's investment in warrants to purchase common shares of Hycroft of $7.7 million, and $1.6 million decline in estimated fair value of the Company’s investment in NCM Common Units, partially offset by interest income of $(2.8) million.

Investment expense (income) during the nine months ended September 30, 2023 includes deterioration in estimated fair value of the Company’s investment in common shares of Hycroft of $5.4 million, deterioration in estimated fair value of the Company’s investment in warrants to purchase common shares of Hycroft of $5.4 million, $1.8 million of expense for NCM Common Units, $(15.5) million gain on the sale of the Company’s investment in Saudi Cinema Company, LLC and interest income of $(8.5) million. During the nine months ended September 30, 2022, investment expense (income) included deterioration in estimated fair value of the Company’s investment in common shares of Hycroft of $10.8 million, $11.1 million decline in estimated fair value of the Company’s investment in NCM Common Units, partially offset by appreciation in estimated fair value of the Company’s investment to purchase common shares of Hycroft of $(7.4) million and interest income of $(3.3) million.

(5)	Other expense (income) during the three months ended September 30, 2023 includes a non-cash litigation adjustment of $(16.1) million, income related to foreign currency transaction losses of $12.8 million and gains on debt extinguishment of $(10.8) million. During the three months ended September 30, 2022, other expense (income) included foreign currency transaction losses of $6.3 million.

Other expense (income) during the nine months ended September 30, 2023 includes a non-cash litigation charge of $99.3 million, partially offset by gains on debt extinguishment of $(97.5) million and foreign currency transaction gains of $(3.2) million. During the nine months ended September 30, 2022, other expense (income) included loss on debt extinguishment of $96.4 million and foreign currency transaction losses of $14.7 million.

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

On June 14, 2023, the parties to the Gantulga, Kenna, Manuel, Dinkevich, and Lyon Actions signed a stipulation of settlement, which subject to the approval of the court, will resolve those actions. As consideration for the proposed settlement, the Company agreed to certain corporate governance reforms. The Company also agreed to the payment of a $1.0 million fee and expense award to the plaintiffs’ attorneys to be paid by the Company’s director’s and officer’s insurance carriers. Defendants agreed to the settlement solely to eliminate the burden, expense, and uncertainties inherent in further litigation. Defendants have denied, and continue to deny, all allegations of wrongdoing, fault, liability, or damages with respect to the matters alleged in the Gantulga, Kenna, Manuel, Dinkevich, and Lyon Actions. On June 23, 2023, plaintiffs filed a motion to preliminarily approve the settlement. On October 6, 2023, the Court preliminarily approved the proposed settlement as being fair, reasonable, and adequate, and scheduled a telephonic hearing for December 18, 2023 at 11:00 a.m. eastern time, to, among other things, consider whether to approve the proposed settlement.

On December 31, 2019, the Company received a stockholder litigation demand, requesting that the Board investigate the allegations in the Actions and pursue claims on the Company’s behalf based on those allegations. On May 5, 2020, the Board determined not to pursue the claims sought in the demand at that time.

On July 15, 2020, the Company received a second stockholder litigation demand requesting substantially the same action as the stockholder demand it received on December 31, 2019. On September 23, 2020, the Board determined not to pursue the claims sought in the demand at that time.

On April 22, 2019, a putative stockholder class and derivative complaint, captioned Lao v. Dalian Wanda Group Co., Ltd., et al., C.A. No. 2019-0303-JRS (the “Lao Action”), was filed against certain of the Company’s directors, Wanda, two of Wanda’s affiliates, Silver Lake, and one of Silver Lake’s affiliates in the Delaware Court of Chancery. The Lao Action asserted claims directly, on behalf of a putative class of Company stockholders, and derivatively, on behalf of the Company, for breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty with respect to transactions that the Company entered into with affiliates of Wanda and Silver Lake on September 14, 2018, and the special cash dividend of $1.55 per share of common stock that was payable on September 28, 2018 to the Company’s stockholders of record as of September 25, 2018. On July 18, 2019, the Company’s Board of Directors formed a Special Litigation Committee to investigate and evaluate the claims and allegations asserted in the Lao Action and make a determination as to how the Company should proceed with respect to the Lao Action. On January 8, 2021, the Special Litigation Committee filed a report with the court recommending that the court dismiss all of the claims asserted in the Lao Action, and moved to dismiss all of the claims in the Lao Action. On June 6, 2022, the parties signed a stipulation of settlement to resolve the Lao Action for $17.4 million (the “Settlement Amount”). Defendants agreed to the settlement and the payment of the Settlement Amount solely to eliminate the burden, expense, and uncertainty of further litigation, and continue to expressly deny any liability or wrongdoing with respect to the matters alleged in the Lao Action. On September 28, 2022, the court held a hearing to consider whether to approve the proposed settlement. At the hearing, the court requested a supplemental notice to stockholders prior to approval. A second hearing regarding approval of the settlement was held on November 30, 2022. Following the hearing, also on November 30, 2022, the court issued an order and final judgment approving the settlement and dismissing the action. The order and final judgment included a fee and expense award to Plaintiff’s counsel in the amount of $3.4 million to be paid out of the Settlement Amount. On January 6, 2023, the remainder of the Settlement Amount of $14.0 million was paid to the Company. The Company recorded the settlement as a gain in other income once all contingencies were resolved during the nine months ended September 30, 2023.

On December 27, 2022, the Company received a letter from a purported stockholder, demanding to inspect certain of the Company’s books and records pursuant to 8 Del. C. § 220 in order to investigate allegations concerning: (i) the proposal that was approved by the Board on January 27, 2021 to amend the Company’s Certificate of Incorporation to increase the total number of shares of the Company’s Common Stock; (ii) the Company’s creation, distribution, and/or sale of AMC Preferred Equity Units (APEs); (iii) the Antara Transactions; (iv) the special meeting of the holders of the Company’s Common Stock and APEs held March 14, 2023 for the purpose of voting on amendments to the Company’s Certificate of Incorporation that, together, would enable APEs to convert into shares of the Company’s Common Stock: and (v) the independence of the members of the Board (the “December 27, 2022 Demand”). On January 4, 2023, the Company rejected the December 27, 2022 Demand. On February 7, 2023, without conceding the propriety of the December 27, 2022 Demand in any respect and while reserving all rights, the Company, in an effort to avoid unnecessary litigation, allowed the stockholder who made the December 27, 2022 Demand to inspect certain of the Company’s books and records concerning the subject matter of December 27, 2022 Demand.

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

On February 20, 2023, two putative stockholder class actions were filed in the Delaware Court of Chancery, captioned Allegheny County Employees’ Retirement System v. AMC Entertainment Holdings, Inc., et al., C.A No. 2023-0215-MTZ (Del. Ch.) (the “Allegheny Action”), and Munoz v Adam M. Aron, et al., C.A. No. 2023-0216-MTZ (Del. Ch.) (the “Munoz Action”) and which have been subsequently consolidated into In re AMC Entertainment Holdings, Inc. Stockholder Litigation C.A. No. 2023-0215-MTZ (Del. Ch.) (the “Shareholder Litigation”). The Allegheny Action asserted a claim for breach of fiduciary duty against certain of the Company’s directors and a claim for breach of 8 Del. C. § 242 against those directors and the Company, arising out of the Company’s creation of the APEs, the Antara Transactions, and the Charter Amendments. The Munoz Action, which was filed by the stockholders who made the Books and Records Demands, asserted a claim for breach of fiduciary duty against the Company’s current directors and former director Lee Wittlinger, arising out of the same conduct challenged in the Allegheny Action. The Allegheny Action sought a declaration that the issuance of the APEs violated 8 Del. C. § 242(b), an order that holders of the Company’s Common Stock be provided with a separate vote from the holders of the APEs on the Charter Amendments or that the APEs be enjoined from voting on the Charter Amendments, and an award of money damages. The Munoz Action sought to enjoin the APEs from voting on the Charter Amendments.

On February 27, 2023, the Delaware Court of Chancery entered a status quo order that (i) allowed the March 14, 2023 vote on the Charter Amendments to proceed, but precluded the Company from implementing the Charter Amendments pending a ruling by the court on the plaintiffs’ then-anticipated preliminary injunction motion, and (ii) scheduled a hearing on the plaintiffs’ then-anticipated preliminary injunction motion for April 27, 2023 (the “Status Quo Order”).

On April 2, 2023, the parties entered into a binding settlement term sheet to settle the Shareholder Litigation, which among other things, provided that the parties would jointly request that the Status Quo Order be lifted. Pursuant to the term sheet, the Company agreed to make a non-cash settlement payment to record holders of Common Stock as of the time (the “Settlement Class Time”) at which the Reverse Stock Split would be effective (and after giving effect to the Reverse Stock Split) of one share of Common Stock for every 7.5 shares of Common Stock owned by such record holders. The Company’s obligation to make the Settlement Payment was contingent on the Status Quo Order being lifted and the Company effecting the Charter Amendments. The defendants agreed to the settlement and the payment of the Settlement Payment solely to eliminate the burden, expense, and uncertainty of further litigation, and continue to expressly deny any liability or wrongdoing with respect to the matters alleged in the Shareholder Litigation. On April 3, 2023, the plaintiffs filed an unopposed motion to lift the Status Quo Order.

On April 5, 2023, the court denied the motion to lift the Status Quo Order.

On April 27, 2023, the parties jointly filed a Stipulation and Agreement of Compromise, Settlement, and Release (the “Settlement Stipulation”) with the court, which fully memorialized the settlement that the parties agreed to in the term sheet. On June 29–30, 2023, the court held a settlement hearing to consider whether to approve the settlement as outlined in the Settlement Stipulation.

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

On August 11, 2023, the court approved the settlement of the Shareholder Litigation and lifted the Status Quo Order. On August 14, 2023, the Company filed the amendment to its Third Amended and Restated Certificate of Incorporation, which was previously approved by the Company’s stockholders at the special meeting held on March 14, 2023 to implement the Charter Amendments effective as of August 24, 2023. The Reverse Stock Split occurred on August 24, 2023, the conversion of APEs into Common Stock occurred on August 25, 2023, and the Settlement Payment was made on August 28, 2023. On September 15, 2023, the Court entered an order dismissing the Shareholder Litigation in its entirety and with prejudice. On October 13, 2023, a purported Company stockholder who objected to the settlement of the Shareholder Litigation filed a notice of appeal to the settlement.

In connection with the Settlement Payment, the Company recorded a $110.1 million charge to other expense during the nine months ended September 30, 2023. The charge was based on the estimated fair value of $99.3 million for the Settlement Payment and $10.8 million of legal fees, net of probable insurance recoveries. The Company made the Settlement Payment on August 28, 2023, and recorded the disbursement to stockholders’ equity. The legal fee liabilities are included in accrued expenses and other liabilities or accounts payable within the condensed consolidated balance sheets.

On August 14, 2023, a putative class action on behalf of APE holders, captioned Simons v. AMC Entertainment Holdings, Inc., C.A. No. 2023-0835-MTZ (the “Simons Action”), was filed against the Company in the Delaware Court of Chancery. The Simons Action asserts claims for a declaratory judgment, injunctive relief, and breach of contract, and alleges that the Settlement Payment in the Shareholder Litigation violates the Certificate of Designations that govern the APEs prior to the conversion of the APEs into Common Stock. On September 12, 2023, the Company filed a motion to dismiss the Complaint.

On May 4, 2023, the Company filed a lawsuit in the Superior Court of the State of Delaware against seventeen insurers participating in its directors & officers insurance program, seeking recovery for losses incurred in connection with its defense and settlement of the Shareholder Litigation, including the Settlement Payment. The insurance recovery action is captioned, AMC Entertainment Holdings, Inc. v. XL Specialty Insurance Co., et al., Case No. N23C-05-045 AML CCLD (Del. Super. May 4, 2023) (the “Coverage Action”). In the suit, AMC seeks to collect coverage under its Executive and Corporate Securities Liability Insurance Policies sold by the defendants, which provide coverage for the policy period of January 1, 2022, through January 1, 2023 (the “Policies”) in excess of a $10 million deductible. The primary insurer in the Coverage Action has paid its full $5 million limit to reimburse the Company for its payment of the class counsel fee award. The remainder of the insurers contest whether they owe coverage for the Settlement Payment, claiming it does not constitute a “Loss” under their insurance policies. AMC may have claims for coverage from additional insurers as well, however, those insurers’ policies contain mandatory arbitration provisions, so they have not been included in the Coverage Action.

On October 6, 2023, an action captioned Matthew, et al. v. Citigroup Global Markets, et al., Case No. 1:23-cv-12302-FDS (the “Matthew Action”), was filed in the U.S. District Court for the District of Massachusetts. The Matthew Action names the Company as a nominal defendant, but does not seek any relief on behalf of the Company.

NOTE 12—EARNINGS (LOSS) PER SHARE

On August 4, 2022, the Company announced that its Board of Directors declared a special dividend of one AMC Preferred Equity Unit for each share of Common Stock outstanding at the close of business on August 15, 2022, the record date. The dividend was paid at the close of business on August 19, 2022 to investors who held Common Stock as of August 22, 2022, the ex-dividend date. Due to the characteristics of the AMC Preferred Equity Units, the special dividend had the effect of a stock split pursuant to ASC 505-20-25-4.

On August 24, 2023, the Company effectuated a reverse stock split at a ratio of one share of Common Stock for every ten shares of Common Stock. As a result of the reverse stock split, each share of Series A Convertible Participating Preferred Stock became convertible into ten shares of Common Stock, and by extension each AMC Preferred Equity Unit became equivalent to one-tenth (1/10th) of a share of Common Stock. The reverse stock split did not impact the number of AMC Preferred Equity Units outstanding. The Company concluded that this change in conversion ratio is analogous to a reverse stock split of the AMC Preferred Equity Units even though the reverse stock split did not have an effect on the number of AMC Preferred Equity Units outstanding.

Accordingly, all references made to share, per share, unit, per unit, or common share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect both the effects of the special dividend as a stock split and the subsequent reverse stock split. References made to AMC Preferred Equity Units have been retroactively adjusted to reflect the effect of the reverse stock split on their equivalent Common Stock shares.

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the effects of unvested RSUs with a service condition only and unvested contingently issuable PSUs that have service and performance conditions, if dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Numerator:
Net earnings (loss) for basic earnings (loss) per share	$12.3	$(226.9)	$(214.6)	$(685.9)
Net earnings (loss) for diluted earnings (loss) per share	$12.3	$(226.9)	$(214.6)	$(685.9)

Denominator (shares in thousands):
Weighted average shares for basic earnings (loss) per common share	162,424	103,369	150,465	103,306
Common equivalent shares for RSUs and PSUs	183	—	—	—
Weighted average shares for diluted earnings (loss) per common share	162,607	103,369	150,465	103,306
Basic earnings (loss) per common share	$0.08	$(2.20)	$(1.43)	$(6.64)
Diluted earnings (loss) per common share	$0.08	$(2.20)	$(1.43)	$(6.64)

Vested RSUs and PSUs have dividend rights identical to the Company’s Common Stock and are treated as outstanding shares for purposes of computing basic and diluted earnings per share.

Unvested RSUs of 467,353 and 548,419 for the three and nine months ended September 30, 2023, respectively were not included in the computation of diluted earnings (loss) per share because they would be anti-dilutive. Unvested RSUs of 542,815 for the three and nine months ended September 30, 2022 were not included in the computation of diluted loss per share because they would be anti-dilutive.

Unvested PSUs are subject to performance conditions and are included in diluted earnings per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the Company’s 2013 Equity Incentive Plan if the end of the reporting period were the end of the contingency period. Unvested PSUs of 192,052 and 294,251 for the three and nine months ended September 30, 2023, respectively were not included in the computation of diluted earnings (loss) per share because they would not be issuable if the end of the reporting period were the end of the contingency period or they would be anti-dilutive. Unvested PSUs of 283,809 at certain performance targets for the three and nine months ended September 30, 2022, were not included in the computation of diluted loss per share because they would not be issuable if the end of the reporting period were the end of the contingency period or they would be anti-dilutive.

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

●	the impact of COVID-19 upon the operations of the exhibition industry; the practices of distributors; and the changing movie-going behavior of consumers;

●	increased use of alternative film delivery methods including premium video on demand, streaming platforms, or other forms of entertainment;

●	the risk that the North American and international box office in the near term will not recover sufficiently, resulting in higher cash burn and the need to seek additional financing;

●	risks and uncertainties relating to our significant indebtedness, including our borrowings and our ability to meet our financial maintenance and other covenants;

●	risks relating to motion picture production, promotion, marketing, and performance, including labor stoppages affecting the production, supply and release schedule of theatrical motion picture content, including but not limited to the Writers Guild of America strike that began on May 2, 2023 and ended on September 27, 2023 and the Screen Actors Guild – American Federation of Television and Radio Artists strike that began on July 14, 2023, which remains ongoing and the duration of which cannot be reasonably predicted;

●	shrinking exclusive theatrical release windows or release of movies to theatrical exhibition and streaming platforms on the same date, and the theatrical release of fewer movies;

●	the seasonality of our revenue and working capital, which are dependent upon the timing of motion picture releases by distributors, such releases being seasonal and resulting in higher attendance and revenues generally during the summer months and holiday seasons;

●	intense competition in the geographic areas in which we operate among exhibitors, streaming platforms, or from other forms of entertainment;

●	certain covenants in the agreements that govern our indebtedness may limit our ability to take advantage of certain business opportunities and limit or restrict our ability to pay dividends, pre-pay debt, and also to refinance debt and to do so at favorable terms;

●	risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges;

●	general and international economic, political, regulatory, social and financial market conditions, including potential economic recession, inflation, the financial stability of the banking industry, and other risks that may negatively impact discretionary income and our operating revenues and attendance levels;

●	our lack of control over distributors of films;

●	limitations on the availability of capital or poor financial results may prevent us from deploying strategic initiatives;

●	an issuance of preferred stock could dilute the voting power of the common stockholders and adversely affect the market value of our outstanding Common Stock;

●	limitations on the authorized number of Common Stock shares could in the future prevent us from raising additional capital through Common Stock;

●	our ability to achieve expected synergies, benefits and performance from our strategic initiatives;

●	our ability to refinance our indebtedness on terms favorable to us or at all;

●	our ability to optimize our theatre circuit through new construction, the transformation of our existing theatres, and strategically closing underperforming theatres may be subject to delay and unanticipated costs;

●	failures, unavailability or security breaches of our information systems;

●	our ability to utilize interest expense deductions will be limited annually due to Section 163(j) of the Internal Revenue Code as amended by the Tax Cuts and Jobs Act of 2017;

●	our ability to recognize interest deduction carryforwards, net operating loss carryforwards and other tax attributes to reduce our future tax liability;

●	our ability to recognize certain international deferred tax assets which currently do not have a valuation allowance recorded;

●	review by antitrust authorities in connection with acquisition opportunities;

●	risks relating to the incurrence of legal liability, including costs associated with the ongoing securities class action lawsuits;

●	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;

●	increased costs in order to comply or resulting from a failure to comply with governmental regulation, including the General Data Protection Regulation (“GDPR”) and all other current and pending privacy and data regulations in the jurisdictions where we have operations;

●	supply chain disruptions may negatively impact our operating results;

●	the availability and/or cost of energy, particularly in Europe;

●	the dilution caused by recent and potential future sales of our Common Stock, including the AMC Preferred Equity Unit Conversion;

●	the market price and trading volume of our shares of Common Stock has been and may continue to be volatile, and purchasers of our securities could incur substantial losses;

●	future offerings of debt, which would be senior to our Common Stock for purposes of distributions or upon liquidation, could adversely affect the market price of our Common Stock;

●	the potential for political, social, or economic unrest, terrorism, hostilities, cyber-attacks or war, including the conflict between Russia and Ukraine and that Sweden and Finland (countries where we operate

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

Our theatrical exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. Our remaining revenues are generated from ancillary sources, including on-screen advertising, fees earned from our AMC Stubs® customer loyalty program, rental of theatre auditoriums, income from gift card and exchange ticket sales, and online ticketing fees. As of September 30, 2023, we owned, operated or had interests in 904 theatres and 10,078 screens.

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

Movie Screens

The following table provides detail with respect to digital delivery, 3D enabled projection, large screen formats, such as IMAX® and our proprietary Dolby Cinema™, other Premium Large Format (“PLF”) screens, enhanced food and beverage offerings and our premium seating as deployed throughout our circuit:

	U.S. Markets		International Markets
	Number of Screens	Number of Screens	Number of Screens	Number of Screens
	As of	As of	As of	As of
Format	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
IMAX®	184	186	33	36
Dolby CinemaTM	158	155	7	9
Other Premium Large Format (“PLF”)	57	56	78	80
Dine-In theatres	675	727	13	13
Premium seating	3,574	3,482	540	598

Seating Concepts and Amenities

	U.S. Markets		International Markets		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2023	2022	2023	2022	2023	2022
Recliner screens operated	3,574	3,482	540	598	4,114	4,080
Recliner theatres operated	361	360	80	93	441	453
Dine-In screens operated	675	727	13	13	688	740
Dine-In theatres operated	49	51	3	3	52	54
Number of theatres offering alcohol	380	351	231	238	611	589

Loyalty Programs and Other Marketing

As of September 30, 2023, we had more than 31 million member households enrolled in AMC Stubs® A-List, AMC Stubs Premiere™ and AMC Stubs Insider™ programs, combined. During the nine months ended September 30, 2023 our AMC Stubs® members represented approximately 45.9% of AMC U.S. markets attendance.

We currently have approximately 16 million members in our various International loyalty programs.

See “Item 1. Business” in our 2022 Annual Report on Form 10-K for additional discussion and information of our screens, seating concepts, amenities, loyalty programs and other marketing initiatives.

Holders of Shares

As of September 30, 2023, approximately 1.6 million shares of our Common Stock were directly registered with our transfer agent by 15,130 stockholders. The balance of our outstanding Common Stock was held in “street name” through bank or brokerage accounts.

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

Significant Events

Saudi Cinema Company. On December 30, 2022, we entered into an agreement to sell our 10.0% investment in Saudi Cinema Company, LLC for SAR 112.5 million ($30.0 million), subject to certain closing conditions. On January 24, 2023, the Saudi Ministry of Commerce recorded a sale of equity and we received the proceeds on January 25, 2023. We recorded a gain on the sale of $15.5 million in investment income during the nine months ended September 30, 2023.

Debt Repurchases. The below table summarizes the cash debt repurchase transactions during the nine months ended September 30, 2023, including related party transactions with Antara, which was a related party from February 7, 2023 to August 25, 2023:

	Aggregate Principal	Reacquisition	Gain on	Accrued Interest
(In millions)	Repurchased	Cost	Extinguishment	Paid
Related party transactions:
Second Lien Notes due 2026	$75.9	$48.5	$40.9	$1.1
5.875% Senior Subordinated Notes due 2026	4.1	1.7	2.3	0.1
Total related party transactions	80.0	50.2	43.2	1.2
Non-related party transactions:
Second Lien Notes due 2026	89.7	51.3	54.3	2.2
Total non-related party transactions	89.7	51.3	54.3	2.2
Total debt repurchases	$169.7	$101.5	$97.5	$3.4

Additional Share Issuances Antara. On December 22, 2022, we entered into the Forward Purchase Agreement with Antara pursuant to which we agreed to (i) sell to Antara 10,659,511 AMC Preferred Equity Units for an aggregate purchase price of $75.1 million and (ii) simultaneously purchase from Antara $100.0 million aggregate principal amount of the Company’s 10%/12% Cash/PIK Toggle Second Lien Notes due 2026 in exchange for 9,102,619 AMC Preferred Equity Units. On February 7, 2023, we issued 19,762,130 AMC Preferred Equity Units to Antara in exchange for $75.1 million in cash and $100.0 million aggregate principal amount of our 10%/12% Cash/PIK Toggle Second Lien Notes due 2026. We recorded $193.7 million to stockholders’ deficit as a result of the transaction. We paid $1.4 million of accrued interest in cash upon exchange of the notes.

Equity Distribution Agreement. During the nine months ended September 30, 2023, we raised gross proceeds of approximately $114.5 million and paid fees to the Sales Agent and incurred other third-party issuance costs of approximately $2.9 million and $8.7 million, respectively, through our Preferred Equity Offering of approximately 7.1 million shares of our AMC Preferred Equity Units. We paid $11.5 million of other third-party issuance costs during the nine months ended September 30, 2023. We no longer have any authorized AMC Preferred Equity Units available for issuance under the Preferred Equity Units Equity Distribution Agreement. Furthermore, the AMC Preferred Equity Units ceased trading on the NYSE on August 24, 2023 and were converted to Common Shares on August 25, 2023.

Special Awards. On February 23, 2023, AMC’s Board of Directors approved special awards in lieu of vesting of the 2022 PSU awards. The special awards were accounted for as a modification to the 2022 PSU awards which lowered the Adjusted EBITDA and free cash flow performance targets such that 200% vesting was achieved for both tranches. This modification resulted in the immediate additional vesting of 238,959 Common Stock 2022 PSUs and 238,959 AMC Preferred Equity Unit 2022 PSUs. This was treated as a Type 3 modification (improbable-to-probable) which requires us to recognize additional stock compensation expense based on the modification date fair values of the Common Stock PSUs and AMC Preferred Equity Units PSUs of $14.9 million and $5.3 million, respectively. During the nine months ended September 30, 2023, we recognized $20.2 million of additional stock compensation expense related to these awards.

NCM Bankruptcy. On April 11, 2023, National CineMedia, LLC filed a petition under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of Texas. NCM is the in-theatre advertising provider for the majority of our theatres in the United States. Under the Chapter 11 Plan, NCM has assumed its agreements with us. As part of the Plan, on August 7, 2023, NCM issued 16,581,829 common units that were owed to AMC as part of the annual common unit adjustment. But under the terms of the Plan and the restructuring of the equity of NCM thereunder, the NCM Common Units were immediately cancelled upon the efficacy of the Plan. We have filed appeals with the United States District Court for the Southern District of Texas, objecting to, among other things, certain terms of the Plan, including modification of the terms of the exhibitor services agreement with other parties that were not granted to us and appeal of the court’s order to approve cancellation of the NCM Common Unit issuance. We do not expect its bankruptcy to have a material impact on the Company.

Shareholder Litigation. Two putative stockholder class actions were filed in the Delaware Chancery Court that assert a breach of fiduciary duty against certain of our directors and a claim for breach of 8 Del. C. § 242 against those directors and us, arising out of our creation of AMC Preferred Equity Units, the transactions between Antara and us that we announced on December 22, 2022 and the Charter Amendments.

This litigation prevented us from immediately implementing the Charter Amendments. On April 2, 2023, the parties entered into a binding settlement term sheet to settle the litigation and allow implementation of the Charter Amendments. On August 11, 2023, the Delaware Chancery Court approved the settlement and on Monday, August 21, 2023, the Delaware Supreme Court confirmed the ruling of the Chancery Court. Pursuant to the settlement term sheet, record holders of Common Stock at the close of business on August 24, 2023, after giving effect to the Reverse Stock Split, but prior to the conversion of AMC Preferred Equity Units into Common Stock, received a payment of one share of Common Stock for every 7.5 shares of Common Stock owned by the Settlement Payment Recipients. On August 28, 2023, the Company made the Settlement Payment and issued 6,897,018 shares of Common Stock. See Note 11—Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information regarding the litigation and settlement.

Common Stock Equity Distribution Agreement. On September 6, 2023, we entered into a Common Stock Equity Distribution Agreement with the Common Stock Sales Agents, to sell up to 40.0 million shares of our Common Stock, from time to time, through a Common Stock Offering. Subject to terms and conditions of the Common Stock Equity Distribution Agreement, the Common Stock Sales Agents will use reasonable efforts consistent with their normal trading and sales practices, applicable law and regulations, and the rules of the NYSE to sell Common Stock from time to time based on our instructions for the sales, including any price, time or size limits specified by us. We intend to use the proceeds from the sale of Common Stock pursuant to the Common Stock Equity Distribution Agreement to repay, refinance, redeem or repurchase our existing indebtedness (including expenses, accrued interest and premium, if any) and otherwise for general corporate purposes. On September 13, 2023, we announced that we had completed our Common Stock Offering.

During the nine months ended September 30, 2023, we raised gross proceeds of approximately $325.5 million and paid fees to the Common Stock Sales Agents and incurred other third-party issuance costs of approximately $8.2 million and $0.5 million, respectively, through our Common Stock Offering of 40.0 million shares of our Common Stock. We paid $0.1 million of other third-party issuance costs during the nine months ended September 30, 2023.

Operating Results

The following table sets forth our consolidated revenues, operating costs and expenses:

	Three Months Ended			Nine Months Ended
(In millions)	September 30, 2023	September 30, 2022	% Change	September 30, 2023	September 30, 2022	% Change
Revenues
Admissions	$797.7	$545.3	46.3%	$2,075.9	$1,640.1	26.6%
Food and beverage	482.7	333.3	44.8%	1,299.6	982.5	32.3%
Other theatre	125.5	89.8	39.8%	332.7	297.9	11.7%
Total revenues	1,405.9	968.4	45.2%	3,708.2	2,920.5	27.0%
Operating Costs and Expenses
Film exhibition costs	398.5	263.2	51.4%	1,027.8	781.7	31.5%
Food and beverage costs	90.1	58.5	54.0%	243.2	165.7	46.8%
Operating expense, excluding depreciation and amortization below	449.8	400.6	12.3%	1,245.0	1,147.6	8.5%
Rent	224.3	223.2	0.5%	650.8	668.8	(2.7)%
General and administrative:
Merger, acquisition and other costs	0.7	0.3	* %	1.5	0.4	* %
Other, excluding depreciation and amortization below	54.4	40.6	34.0%	184.8	161.2	14.6%
Depreciation and amortization	88.7	96.9	(8.5)%	279.1	293.0	(4.7)%
Operating costs and expenses	1,306.5	1,083.3	20.6%	3,632.2	3,218.4	12.9%
Operating income (loss)	99.4	(114.9)	* %	76.0	(297.9)	* %
Other expense:
Other expense (income)	(12.8)	(1.0)	* %	(4.7)	91.6	* %
Interest expense:
Corporate borrowings	93.4	85.1	9.8%	276.1	246.6	12.0%
Finance lease obligations	0.9	1.0	(10.0)%	2.8	3.2	(12.5)%
Non-cash NCM exhibitor service agreement	9.4	9.6	(2.1)%	28.5	28.6	(0.3)%
Equity in (earnings) loss of non-consolidated entities	(3.1)	(2.8)	10.7%	(5.3)	3.3	* %
Investment expense (income)	(3.0)	18.3	* %	(11.4)	12.2	* %
Total other expense, net	84.8	110.2	(23.0)%	286.0	385.5	(25.8)%
Net earnings (loss) before income taxes	14.6	(225.1)	* %	(210.0)	(683.4)	(69.3)%
Income tax provision	2.3	1.8	27.8%	4.6	2.5	84.0%
Net earnings (loss)	$12.3	$(226.9)	* %	$(214.6)	$(685.9)	(68.7)%

*     Percentage change in excess of 100%

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Operating Data:	2023	2022	2023	2022
Screen additions	—	—	—	37
Screen acquisitions	8	19	15	129
Screen dispositions	33	70	381	224
Construction openings (closures), net	(17)	17	(30)	14
Average screens (1)	9,781	10,138	9,885	10,128
Number of screens operated	10,078	10,518	10,078	10,518
Number of theatres operated	904	943	904	943
Screens per theatre	11.1	11.2	11.1	11.2
Attendance (in thousands) (1)	73,576	53,177	187,565	151,381
(1)	Includes consolidated theatres only and excludes screens offline due to construction.

Segment Operating Results

The following table sets forth our revenues, operating costs and expenses by reportable segment:

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(In millions)	2023	2022	2023	2022	2023	2022
Revenues
Admissions	$587.5	$417.6	$210.2	$127.7	$797.7	$545.3
Food and beverage	382.8	272.4	99.9	60.9	482.7	333.3
Other theatre	93.6	63.3	31.9	26.5	125.5	89.8
Total revenues	1,063.9	753.3	342.0	215.1	1,405.9	968.4
Operating Costs and Expenses
Film exhibition costs	309.2	212.0	89.3	51.2	398.5	263.2
Food and beverage costs	65.1	43.6	25.0	14.9	90.1	58.5
Operating expense	339.5	300.4	110.3	100.2	449.8	400.6
Rent	166.4	169.1	57.9	54.1	224.3	223.2
General and administrative expense:
Merger, acquisition and other costs	0.6	0.3	0.1	—	0.7	0.3
Other, excluding depreciation and amortization below	37.2	26.6	17.2	14.0	54.4	40.6
Depreciation and amortization	69.2	77.1	19.5	19.8	88.7	96.9
Operating costs and expenses	987.2	829.1	319.3	254.2	1,306.5	1,083.3
Operating income (loss)	76.7	(75.8)	22.7	(39.1)	99.4	(114.9)
Other expense (income):
Other expense (income)	(25.8)	(2.0)	13.0	1.0	(12.8)	(1.0)
Interest expense:
Corporate borrowings	78.7	67.9	14.7	17.2	93.4	85.1
Finance lease obligations	0.1	0.1	0.8	0.9	0.9	1.0
Non-cash NCM exhibitor service agreement	9.4	9.6	—	—	9.4	9.6
Equity in (earnings) loss of non-consolidated entities	(1.6)	(3.5)	(1.5)	0.7	(3.1)	(2.8)
Investment expense (income)	(2.4)	18.4	(0.6)	(0.1)	(3.0)	18.3
Total other expense, net	58.4	90.5	26.4	19.7	84.8	110.2
Net earnings (loss) before income taxes	18.3	(166.3)	(3.7)	(58.8)	14.6	(225.1)
Income tax provision	0.6	0.4	1.7	1.4	2.3	1.8
Net earnings (loss)	$17.7	$(166.7)	$(5.4)	$(60.2)	$12.3	$(226.9)

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2023	2022	2023	2022	2023	2022
Segment Operating Data:
Screen additions	—	—	—	—	—	—
Screen acquisitions	8	10	—	9	8	19
Screen dispositions	33	60	—	10	33	70
Construction openings (closures), net	(11)	16	(6)	1	(17)	17
Average screens (1)	7,356	7,652	2,425	2,486	9,781	10,138
Number of screens operated	7,396	7,712	2,682	2,806	10,078	10,518
Number of theatres operated	567	591	337	352	904	943
Screens per theatre	13.0	13.0	8.0	8.0	11.1	11.2
Attendance (in thousands) (1)	51,524	38,329	22,052	14,848	73,576	53,177
(1)	Includes consolidated theatres only and excludes screens offline due to construction.

	U.S. Markets		International Markets		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(In millions)	2023	2022	2023	2022	2023	2022
Revenues
Admissions	$1,560.6	$1,229.6	$515.3	$410.5	$2,075.9	$1,640.1
Food and beverage	1,052.4	793.7	247.2	188.8	1,299.6	982.5
Other theatre	242.8	201.0	89.9	96.9	332.7	297.9
Total revenues	2,855.8	2,224.3	852.4	696.2	3,708.2	2,920.5
Operating Costs and Expenses
Film exhibition costs	817.7	619.4	210.1	162.3	1,027.8	781.7
Food and beverage costs	181.2	120.1	62.0	45.6	243.2	165.7
Operating expense	930.4	836.8	314.6	310.8	1,245.0	1,147.6
Rent	485.0	502.5	165.8	166.3	650.8	668.8
General and administrative expense:
Merger, acquisition and other costs	1.4	0.9	0.1	(0.5)	1.5	0.4
Other	130.9	111.3	53.9	49.9	184.8	161.2
Depreciation and amortization	218.7	229.0	60.4	64.0	279.1	293.0
Operating costs and expenses	2,765.3	2,420.0	866.9	798.4	3,632.2	3,218.4
Operating income (loss)	90.5	(195.7)	(14.5)	(102.2)	76.0	(297.9)
Other expense (income):
Other expense (income)	(1.8)	92.9	(2.9)	(1.3)	(4.7)	91.6
Interest expense:
Corporate borrowings	232.1	192.7	44.0	53.9	276.1	246.6
Finance lease obligations	0.2	0.4	2.6	2.8	2.8	3.2
Non-cash NCM exhibitor service agreement	28.5	28.6	—	—	28.5	28.6
Equity in (earnings) loss of non-consolidated entities (1)	(3.8)	(2.7)	(1.5)	6.0	(5.3)	3.3
Investment expense (income)	4.7	12.3	(16.1)	(0.1)	(11.4)	12.2
Total other expense, net	259.9	324.2	26.1	61.3	286.0	385.5
Net loss before income taxes	(169.4)	(519.9)	(40.6)	(163.5)	(210.0)	(683.4)
Income tax provision	1.6	0.7	3.0	1.8	4.6	2.5
Net loss	$(171.0)	$(520.6)	$(43.6)	$(165.3)	$(214.6)	$(685.9)

	U.S. Markets		International Markets		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2023	2022	2023	2022	2023	2022
Segment Operating Data:
Screen additions	—	12	—	25	—	37
Screen acquisitions	8	120	7	9	15	129
Screen dispositions	244	181	137	43	381	224
Construction openings (closures), net	(16)	6	(14)	8	(30)	14
Average screens (1)	7,429	7,646	2,456	2,482	9,885	10,128
Number of screens operated	7,396	7,712	2,682	2,806	10,078	10,518
Number of theatres operated	567	591	337	352	904	943
Screens per theatre	13.0	13.0	8.0	8.0	11.1	11.2
Attendance (in thousands) (1)	133,909	107,622	53,656	43,759	187,565	151,381
(1)	Includes consolidated theatres only and excludes screens offline due to construction.

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

During the three months ended September 30, 2023, Adjusted EBITDA in the U.S. markets was $150.6 million compared to $1.2 million during the three months ended September 30, 2022. The year-over-year improvement was primarily due to the decreased net loss driven by an increase in attendance as a result of the popularity of new film releases compared to the prior year. During the three months ended September 30, 2023, Adjusted EBITDA in the International markets was $43.1 million compared to $(14.1) million during the three months ended September 30, 2022. The year-over-year improvement was primarily due to an increase in attendance as a result of the popularity of new film releases compared to the prior year, partially offset by a decline in government assistance. During the three months ended September 30, 2023, Adjusted EBITDA in the U.S. markets and International markets was $193.7 million compared to $(12.9) million during the three months ended September 30, 2022, driven by the aforementioned factors impacting Adjusted EBITDA.

During the nine months ended September 30, 2023, Adjusted EBITDA in the U.S. markets was $336.3 million compared to $52.2 million during the nine months ended September 30, 2022. The year-over-year improvement was primarily due to the decreased net loss driven by an increase in attendance as a result of the popularity of new film releases compared to the prior year and decreases in rent expense. During the nine months ended September 30, 2023, Adjusted EBITDA in the International markets was $47.0 million compared to $(20.1) million during the nine months ended September 30, 2022. The year-over-year improvement was primarily due to the decreased net loss driven by the increase in attendance as a result of the popularity of new film releases compared to the prior year and decreases in rent expense, partially offset by a decline in gift card and package ticket expirations and theatre rentals for meetings, and decreases in government assistance. During the nine months ended September 30, 2023, Adjusted EBITDA in the U.S. markets and International markets was $383.3 million compared to $32.1 million during the nine months ended September 30, 2022, driven by the aforementioned factors impacting Adjusted EBITDA.

The following tables set forth our Adjusted EBITDA by reportable operating segment and our reconciliation of Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
Adjusted EBITDA (In millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
U.S. markets	$150.6	$1.2	$336.3	$52.2
International markets	43.1	(14.1)	47.0	(20.1)
Total Adjusted EBITDA	$193.7	$(12.9)	$383.3	$32.1

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net earnings (loss)	$12.3	$(226.9)	$(214.6)	$(685.9)
Plus:
Income tax provision	2.3	1.8	4.6	2.5
Interest expense	103.7	95.7	307.4	278.4
Depreciation and amortization	88.7	96.9	279.1	293.0
Certain operating expense (1)	3.8	4.3	4.0	10.5
Equity in (earnings) loss of non-consolidated entities	(3.1)	(2.8)	(5.3)	3.3
Cash distributions from non-consolidated entities (2)	2.2	3.4	3.9	5.0
Attributable EBITDA (3)	1.4	0.1	1.6	0.1
Investment expense (income) (4)	(3.0)	18.3	(11.4)	12.2
Other expense (income) (5)	(14.1)	6.2	(1.4)	110.9
Other non-cash rent benefit (6)	(8.4)	(6.6)	(27.0)	(20.6)
General and administrative — unallocated:
Merger, acquisition and other costs (7)	0.7	0.3	1.5	0.4
Stock-based compensation expense (8)	7.2	(3.6)	40.9	22.3
Adjusted EBITDA	$193.7	$(12.9)	$383.3	$32.1
(1)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens, including the related accretion of interest, disposition of assets and other non-operating gains or losses included in operating expenses. We have excluded these items as they are non-cash in nature or are non-operating in nature.
(2)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. We believe including cash distributions is an appropriate reflection of the contribution of these investments to our operations.
(3)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of our equity in loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where we hold a significant market share, we believe attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. We also provide services to these theatre operators including information technology systems, certain on-screen advertising services and our gift card and package ticket program.

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Equity in (earnings) loss of non-consolidated entities	$(3.1)	$(2.8)	$(5.3)	$3.3
Less:
Equity in (earnings) of non-consolidated entities excluding International theatre joint ventures	(2.1)	(3.5)	(4.7)	(3.1)
Equity in earnings (loss) of International theatre joint ventures	1.0	(0.7)	0.6	(6.4)
Income tax provision (benefit)	0.1	0.1	(0.1)	0.1
Investment expense (income)	(0.2)	—	(0.1)	0.2
Interest expense	0.1	—	0.2	—
Impairment of long-lived assets	—	—	—	4.2
Depreciation and amortization	0.4	0.7	1.0	2.0
Attributable EBITDA	$1.4	$0.1	$1.6	$0.1

(4)	Investment expense (income) during the three months ended September 30, 2023 primarily includes appreciation in estimated fair value of the Company’s investment in common shares of Hycroft of $(0.1) million, deterioration in estimated fair value of our investment in warrants to purchase common shares of Hycroft of $0.8 million and interest income of $(3.7) million. During the three months ended September 30, 2022, investment expense (income) included deterioration in estimated fair value of our investment in common shares of Hycroft of $11.8 million, deterioration in estimated fair value of the Company's investment in warrants to purchase common shares of Hycroft of $7.7 million, and $1.6 million decline in the estimated fair value of our investment in NCM Common Units, partially offset by interest income of $(2.8) million.

Investment expense (income) during the nine months ended September 30, 2023 includes deterioration in estimated fair value of our investment in common shares of Hycroft of $5.4 million, deterioration in estimated fair value of our investment in warrants to purchase common shares of Hycroft of $5.4 million, a $(15.5) million gain on the sale of our investment in Saudi Cinema Company, LLC, and interest income of $(8.5) million. During the nine months ended September 30, 2022, investment expense (income) included deterioration in estimated fair value of our investment in common shares of Hycroft of $10.8 million, $11.1 million decline in estimated fair value of our investment in NCM Common Units, partially offset by appreciation in estimated fair value of our investment to purchase common shares of Hycroft of $(7.4) million and interest income of $(3.3) million.

(5)	Other expense (income) during the three months ended September 30, 2023 includes a non-cash litigation adjustment of $(16.1) million, income related to foreign currency transaction losses of $12.8 million and gains on debt extinguishment of $(10.8) million. During the three months ended September 30, 2022, other expense (income) included foreign currency transaction losses of $6.3 million.

Other expense (income) during the nine months ended September 30, 2023 includes a non-cash litigation charge of $99.3 million, partially offset by a gain on debt extinguishment of $(97.5) million and foreign currency transaction gains of $(3.2) million. During the nine months ended September 30, 2022, other expense (income) included loss on debt extinguishment of $96.4 million and foreign currency transaction losses of $14.7 million.

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

Segment Information

Our historical results of operations for the three and nine months ended September 30, 2023, and September 30, 2022, reflect the results of operations for our two theatrical exhibition reportable segments, U.S. markets and International markets.

Results of Operations—For the Three Months ended September 30, 2023, Compared to the Three Months ended September 30, 2022

Condensed Consolidated Results of Operations

Revenues. Total revenues increased $437.5 million, or 45.2%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Admissions revenues increased $252.4 million, or 46.3%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to an increase in attendance of 38.4% from 53.2 million patrons to 73.6 million patrons and a 5.8% increase in average ticket price. The increase in attendance was primarily due to the popularity of film product compared to the prior year. The increase in average ticket price was primarily due to higher ticket prices, increased attendance for IMAX content, and increases in foreign currency translation rates partially offset by higher frequency of use by subscribers to our A-List program.

Food and beverage revenues increased $149.4 million, or 44.8%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to the increase in attendance and an increase in food and beverage per patron. Food and beverage per patron increased 4.6% from $6.27 to $6.56 due primarily to increases in average prices, the percentage of guests making transactions, and increases in foreign currency translation rates, partially offset by a decline in units purchased per transaction and higher frequency from our AMC Stubs loyalty members.

Total other theatre revenues increased $35.7 million, or 39.8%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to increases in ticket fees due to the increase in attendance, the number of tickets purchased online and increases in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased $223.2 million, or 20.6%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Film exhibition costs increased $135.3 million, or 51.4%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to the increase in attendance. As a percentage of admissions revenues, film exhibition costs were 50.0% for the three months ended September 30, 2023, compared to 48.3% for the three months ended September 30, 2022. The increase in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the current year, which typically results in higher film exhibition costs.

Food and beverage costs increased $31.6 million, or 54.0%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase in food and beverage costs was primarily due to the increase in food and beverage sales and increases in product costs. As a percentage of food and beverage revenues, food and beverage costs were 18.7% for the three months ended September 30, 2023, and 17.6% for the three months ended September 30, 2022.

As a percentage of revenues, operating expense was 32.0% for the three months ended September 30, 2023, and 41.4% for the three months ended September 30, 2022. Rent expense increased 0.5%, or $1.1 million, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to increases in foreign currency translation rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases and rent obligations of approximately $74.2 million that have been deferred to future years as of September 30, 2023.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.7 million during the three months ended September 30, 2023, compared to $0.3 million during the three months ended September 30, 2022.

Other. Other general and administrative expense increased 34.0%, or $13.8 million, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, due primarily to increases in stock-based compensation expense of $10.8 million related to higher expectations of performance versus goals in the current year compared to the prior year and increases in foreign currency translation rates. See Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $8.2 million, or 8.5%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to lower depreciation expense on theatres impaired during the year ended December 31, 2022, partially offset by accelerated depreciation related to the replacement of digital projectors and permanently closed theatres.

Other income. Other income of $12.8 million during the three months ended September 30, 2023 was primarily due to $15.3 million of income related to the settlement of the Shareholder Litigation comprised of $16.1 million of non-cash income for the decrease in estimated fair value as of the date of the final Delaware Supreme Court order of settlement shares issued to holders of Common Stock on August 28, 2023 and partially offset by $0.8 million of contingent insurance recovery costs, gains on extinguishment of debt of $10.8 million related to the redemption of $24.2 million aggregate principal amount of the Second Lien Notes due 2026 and partially offset by $12.8 million in foreign currency transaction losses. Other income of $1.0 million during the three months ended September 30, 2022, was primarily due $7.0 million in government assistance related to COVID-19 and partially offset by $6.3 million of foreign currency transaction losses. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other income.

Interest expense. Interest expense increased $8.0 million to $103.7 million for the three months ended September 30, 2023, compared to $95.7 million during the three months ended September 30, 2022, primarily due to:

●	the issuance of $400.0 million 12.75% Odeon Senior Secured Notes due 2027 on October 20, 2022; and
●	the increase in interest rates on the Senior Secured Credit Facility Term Loan due 2026,

partially offset by:

●	the extinguishment of $383.8 million of 10%/12% Cash/PIK/Toggle Second Lien Notes due 2026 from May 2022 to September 2023; and
●	the extinguishment of £147.6 million and €312.2 million ($476.6 million) 10.75%/11.25% Cash/PIK Term Loans due 2023 on October 20, 2022.

Equity in earnings of non-consolidated entities. Equity in earnings of non-consolidated entities was $3.1 million for the three months ended September 30, 2023, compared to $2.8 million for the three months ended September 30, 2022.

Investment expense (income). Investment income was ($3.0) million for the three months ended September 30, 2023, compared to expense of $18.3 million for the three months ended September 30, 2022. Investment income in the current year includes $3.7 million in interest income and $0.1 million of increase in estimated fair value of our investment in common shares of Hycroft, partially offset by $0.8 million of decline in estimated fair value of our investment in warrants to purchase common shares of Hycroft. Investment expense in the prior year includes $11.8 million of decline in estimated fair value of our investment in common shares of Hycroft, $7.7 million of decline in estimated fair value of our investment in warrants to purchase common shares of Hycroft and $1.6 million decline in estimated fair value of our investment in NCM Common Units, partially offset by interest income of $2.8 million.

Income tax provision. The income tax provision was $2.3 million and $1.8 million for the three months ended September 30, 2023, and September 30, 2022, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net earnings (loss). Net earnings (loss) was $12.3 million and $(226.9) million during the three months ended September 30, 2023, and September 30, 2022, respectively. Net earnings during the three months ended September 30, 2023 compared to net loss for the three months ended September 30, 2022 was positively impacted by the increase in attendance as a result of the popularity of new film releases compared to the prior year, decreases in depreciation and amortization expense, increases in other income, increases in equity in earnings and decreases in investment expense, partially offset by increases in rent expense, increases in general and administrative expenses, increases in interest expense, increases in income tax provision and increases in foreign currency translation rates.

Theatrical Exhibition—U.S. Markets

Revenues. Total revenues increased $310.6 million, or 41.2%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Admissions revenues increased $169.9 million or 40.7%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to an increase in attendance of 34.4% from 38.3 million patrons to 51.5 million patrons and a 4.6% increase in average ticket price. The increase in attendance was primarily due to the popularity of film product compared to the prior year. The increase in average ticket price was primarily due to higher ticket prices and increased attendance for IMAX content, partially offset by higher frequency of use by subscribers to our A-List program.

Food and beverage revenues increased $110.4 million, or 40.5%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to the increase in attendance and an increase in food and beverage per patron. Food and beverage per patron increased 4.5% from $7.11 to $7.43 due primarily to increases in average prices, the percentage of guests making transactions, partially offset by a decline in units purchased per transaction and higher frequency from our AMC Stubs loyalty members.

Total other theatre revenues increased $30.3 million, or 47.9%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to increases in ticket fees due to the increase in the number of tickets purchased online.

Operating costs and expenses. Operating costs and expenses increased $158.1 million, or 19.1%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Film exhibition costs increased $97.2 million, or 45.8%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to the increase in attendance. As a percentage of admissions revenues, film exhibition costs were 52.6% for the three months ended September 30, 2023, compared to 50.8% for the three months ended September 30, 2022. The increase in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the current year, which typically results in higher film exhibition costs.

Food and beverage costs increased $21.5 million or 49.3%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase in food and beverage costs was primarily due to the increase in food and beverage sales, increases in product costs, and product mix. As a percentage of food and beverage revenues, food and beverage costs were 17.0% for the three months ended September 30, 2023, and 16.0% for the three months ended September 30, 2022.

As a percentage of revenues, operating expense was 31.9% for the three months ended September 30, 2023, and 39.9% for the three months ended September 30, 2022. Rent expense decreased 1.6%, or $2.7 million, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases and rent obligations of approximately $67.8 million that have been deferred to future years as of September 30, 2023.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.6 million during the three months ended September 30, 2023, compared to $0.3 million during the three months ended September 30, 2022.

Other. Other general and administrative expense increased 39.8%, or $10.6 million, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, due primarily to increases in stock-based compensation expense of $9.7 million related to higher expectations of performance versus goals in the current year compared to the prior year. See Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $7.9 million, or 10.2%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to lower depreciation expense on theatres impaired during the year ended December 31, 2022, partially offset by accelerated depreciation related to the replacement of digital projectors and permanently closed theatres.

Other income. Other income of $25.8 million during the three months ended September 30, 2023 was primarily due to $15.3 million of income related to the settlement of the Shareholder Litigation comprised of $16.1 million of non-cash income for the decrease in estimated fair value as of the date of the final Delaware Supreme Court order of settlement shares issued to holders of Common Stock on August 28, 2023 and partially offset by $0.8 million of contingent insurance recovery costs and gains on extinguishment of debt of $10.8 million related to the redemption of $24.2 million aggregate principal amount of the Second Lien Notes due 2026. Other income of $2.0 million during the three months ended September 30, 2022 was primarily due to government assistance related to COVID-19 of $1.6 million. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other income and Note 11—Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this form 10-Q for additional information about our legal contingencies and settlements.

Interest expense. Interest expense increased $10.6 million to $88.2 million for the three months ended September 30, 2023, compared to $77.6 million during the three months ended September 30, 2022, primarily due to:

●	the increase in interest rates on the Senior Secured Credit Facility Term Loan due 2026,

partially offset by:

●	the extinguishment of $383.8 million of 10%/12% Cash/PIK/Toggle Second Lien Notes due 2026 from May 2022 to September 2023.

Equity in earnings of non-consolidated entities. Equity in earnings of non-consolidated entities was $1.6 million for the three months ended September 30, 2023, compared to earnings of $3.5 million for the three months ended September 30, 2022.

Investment expense (income). Investment income was $(2.4) million for the three months ended September 30, 2023, compared to expense of $18.4 million for the three months ended September 30, 2022. Investment income in the current year includes $3.1 million in interest income and $0.1 million of increase in estimated fair value of our investment in common shares of Hycroft, partially offset by $0.8 million of decline in estimated fair value of our investment in warrants to purchase common shares of Hycroft. Investment expense in the prior year includes $11.8 million of decline in estimated fair value of our investment in common shares of Hycroft, $7.7 million of decline in estimated fair value of our investment in warrants to purchase common shares of Hycroft and $1.6 million decline in estimated fair value of our investment in NCM Common Units, partially offset by interest income of $2.8 million.

Income tax provision. The income tax provision was $0.6 million and $0.4 million for the three months ended September 30, 2023, and September 30, 2022, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net earnings (loss). Net earnings (loss) was $17.7 million and $(166.7) million during the three months ended September 30, 2023 and September 30, 2022, respectively. Net earnings during the three months ended September 30, 2023 compared to net loss for the three months ended September 30, 2022 was positively impacted by the increase in attendance as a result of the popularity of new film releases compared to the prior year, decreases in depreciation and amortization expense, decreases in rent expense, increases in other income and decreases in investment expense, partially offset by increases general and administrative expenses, increases in interest expense, decreases in equity in earnings and increases in income tax provision.

Theatrical Exhibition—International Markets

Revenues. Total revenues increased $126.9 million, or 59.0%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Admissions revenues increased $82.5 million, or 64.6%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to an increase in attendance of 48.5% from 14.8 million patrons to 22.1 million patrons and a 10.8% increase in average ticket price. The increase in attendance was primarily due to the popularity of film product compared to the prior year. The increase in average ticket price was primarily due to increases in foreign currency translation rates and higher ticket prices.

Food and beverage revenues increased $39.0 million, or 64.0%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to the increase in attendance and an increase in food and beverage per patron. Food and beverage per patron increased 10.5% from $4.10 to $4.53 due primarily to increases in foreign currency translation rates and average prices.

Total other theatre revenues increased $5.4 million, or 20.4%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to increases in ticket fees due to the increase in attendance, the number of tickets purchased online and increases in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased $65.1 million, or 25.6%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Film exhibition costs increased $38.1 million, or 74.4%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to the increase in attendance. As a percentage of admissions revenues, film exhibition costs were 42.5% for the three months ended September 30, 2023, compared to 40.1% for the three months ended September 30, 2022. The increase in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the current year, which typically results in higher film exhibition costs.

Food and beverage costs increased $10.1 million, or 67.8%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase in food and beverage costs was primarily due to the increase in food and beverage sales and increases in product costs. As a percentage of food and beverage revenues, food and beverage costs were 25.0% for the three months ended September 30, 2023, and 24.5% for the three months ended September 30, 2022.

As a percentage of revenues, operating expense was 32.3% for the three months ended September 30, 2023, and 46.6% for the three months ended September 30, 2022. Rent expense increased 7.0%, or $3.8 million, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to the increase in foreign currency translation rates. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases and rent obligations of approximately $6.4 million that have been deferred to future years as of September 30, 2023.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.1 million during the three months ended September 30, 2023, compared to $0.0 million during the three months ended September 30, 2022.

Other. Other general and administrative expense increased 22.9%, or $3.2 million, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, due primarily to increases in stock-based compensation expense of $1.1 million related to higher expectations of performance versus goals in the current year compared to the prior year and increases in foreign currency translation rates. See Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $0.3 million, or 1.5%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to lower depreciation expense on theatres impaired during the year ended December 31, 2022, partially offset by the increase in foreign currency translation rates.

Other expense. Other expense of $13.0 million during the three months ended September 30, 2023, was primarily due to $12.8 million in foreign currency transaction losses. Other expense of $1.0 million during the three months ended September 30, 2022, was primarily due to $6.3 million of foreign currency transaction losses, partially offset by $5.4 million in government assistance related to COVID-19. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense decreased $2.6 million to $15.5 million for the three months ended September 30, 2023, compared to $18.1 million during the three months ended September 30, 2022, primarily due to:

●	the issuance of $400.0 million 12.75% Odeon Senior Secured Notes due 2027 on October 20, 2022,

partially offset by:

●	the extinguishment of £147.6 million and €312.2 million ($476.6 million) 10.75%/11.25% Cash/PIK Term Loans due 2023 on October 20, 2022.

Equity in (earnings) loss of non-consolidated entities. Equity in (earnings) loss of non-consolidated entities was $(1.5) million for the three months ended September 30, 2023, compared to $0.7 million for the three months ended September 30, 2022.

Investment income. Interest income was $0.6 million for the three months ended September 30, 2023, compared to income of $0.1 million for the three months ended September 30, 2022.

Income tax provision. The income tax provision was $1.7 million and $1.4 million for the three months ended September 30, 2023, and September 30, 2022, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $5.4 million and $60.2 million during the three months ended September 30, 2023, and September 30, 2022, respectively. Net loss during the three months ended September 30, 2023 compared to net loss for the three months ended September 30, 2022 was positively impacted by the increase in attendance as a result of the popularity of new film releases compared to the prior year, decreases in depreciation and amortization expense, decreases in equity losses, decreases in interest expense and increases in investment income, partially offset by increases in rent expense, increases in general and administrative expenses, increases in other expense, increases in income tax provision and increases in foreign currency translation rates.

Results of Operations—For the Nine Months ended September 30, 2023 Compared to the Nine Months ended September 30, 2022

Condensed Consolidated Results of Operations

Revenues. Total revenues increased $787.7 million, or 27.0%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Admissions revenues increased $435.8 million, or 26.6%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to an increase in attendance of 23.9% from 151.4 million patrons to 187.6 million patrons and a 2.2% increase in average ticket price. The increase in attendance was primarily due to the popularity of film product compared to the prior year. The increase in average ticket price was primarily due to increased attendance for 3D content partially offset by higher frequency of use by subscribers to our A-List program.

Food and beverage revenues increased $317.1 million, or 32.3%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to the increase in attendance and an increase in food and beverage per patron. Food and beverage per patron increased 6.8% from $6.49 to $6.93 due primarily to an increase in average prices, the percentage of guests making transactions, and the lifting of COVID-19 restrictions on the sale of food and beverage in certain international markets, partially offset by lower units purchased per transaction and higher frequency from our AMC Stubs loyalty members.

Total other theatre revenues increased $34.8 million, or 11.7%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to higher ticket fees due to the increase in the number of tickets purchased online, increases in advertising and retail sales, and partially offset by lower income from gift cards and package tickets and lower income from theatre meetings.

Operating costs and expenses. Operating costs and expenses increased $413.8 million, or 12.9%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Film exhibition costs increased $246.1 million, or 31.5%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to the increase in attendance. As a percentage of admissions revenues, film exhibition costs were 49.5% for the nine months ended September 30, 2023, compared to 47.7% for the nine months ended September 30, 2022. The increase in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the current year, which typically results in higher film exhibition costs.

Food and beverage costs increased $77.5 million, or 46.8%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues and increases in product costs and obsolescence. As a percentage of food and beverage revenues, food and beverage costs were 18.7% for the nine months ended September 30, 2023, and 16.9% for the nine months ended September 30, 2022.

As a percentage of revenues, operating expense was 33.6% for the nine months ended September 30, 2023, and 39.3% for the nine months ended September 30, 2022. Rent expense decreased 2.7%, or $18.0 million, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due primarily to the early termination of one theatre lease for a benefit of $16.7 million, which included an early termination payment from the landlord for $13.0 million. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases and rent obligations of approximately $74.2 million that have been deferred to future years as of September 30, 2023.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $1.5 million during the nine months ended September 30, 2023, compared to $0.4 million during the nine months ended September 30, 2022.

Other. Other general and administrative expense increased $23.6 million, or 14.6%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022 due primarily to stock-based compensation expense of $20.2 million related to a February 23, 2023 special award grant accounted for as a modification to the 2022 PSU awards which lowered the Adjusted EBITDA and free cash flow performance targets such that 200% vesting was achieved for both tranches. This modification resulted in the immediate additional vesting of 238,959 Common Stock PSUs and 238,959 Preferred Equity Unit PSUs. The modification was treated as a Type 3 modification (improbable to probable) which required us to recognize additional stock compensation expense based on the modification date fair values of the Common Stock PSUs and AMC Preferred Equity Unit PSUs of $62.30 per unit and $22.20 per unit, respectively, during the nine months ended September 30, 2023. See Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $13.9 million, or 4.7%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to lower depreciation expense on theatres impaired during the year ended December 31, 2022, partially offset by accelerated depreciation related to the replacement of digital projectors and permanently closed theatres.

Other expense (income). Other income of $(4.7) million during the nine months ended September 30, 2023 was primarily due to a gain on extinguishment of debt of $95.2 million related to the redemption of $165.6 million aggregate principal amount of the Second Lien Notes due 2026, a gain on extinguishment of debt of $2.3 million related to the redemption of $4.1 million aggregate principal amount of our Senior Subordinated Notes due 2026, a receipt of $14.0 million in settlement of the Lao Action and $3.2 million in foreign currency transaction gains, and partially offset by, $110.1 million of expense related to the settlement of the Shareholder Litigation comprised of $10.8 million of estimated legal fees and contingent insurance recovery costs and $99.3 million of non-cash expense for the estimated fair value as of the date of the final Delaware Supreme Court order of settlement shares issued to holders of Common Stock on August 28, 2023. Other expense of $91.6 million during the nine months ended September 30, 2022 was primarily due to a loss on extinguishment of debt of $135.0 million related to the full redemption of the $500 million aggregate principal amount of the First Lien Notes due 2025, the $300 million aggregate principal amount of the First Lien Notes due 2026, the $73.5 million aggregate principal amount of the First Lien Toggle Notes due 2026 and $14.7 million of foreign currency transaction losses, partially offset by a gain on extinguishment of debt of $38.6 million related to the redemption of $72.5 million of aggregate principal amount of the Second Lien Notes due 2026 and $18.9 million in government assistance related to COVID-19. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense increased $29.0 million to $307.4 million for the nine months ended September 30, 2023 compared to $278.4 million during the nine months ended September 30, 2022 primarily due to:

●	the issuance of $950.0 million of 7.5% First Lien Senior Secured Notes due 2029 on February 14, 2022;
●	the issuance of $400.0 million 12.75% Odeon Senior Secured Notes due 2027 on October 20, 2022; and
●	the increase in interest rates on the Senior Secured Credit Facility Term Loan due 2026,

partially offset by:

●	the extinguishment of $383.8 million of 10%/12% Cash/PIK/Toggle Second Lien Notes due 2026 from May 2022 to September 2023;
●	the extinguishment of $500.0 million of 10.5% First Lien Notes due 2025 on February 14, 2022;
●	the extinguishment of $300.0 million of 10.5% First Lien Notes due 2026 on February 14, 2022;
●	the extinguishment of $73.5 million of 15%/17% Cash/PIK/Toggle Second Lien Notes due 2026 on February 14, 2022; and
●	the extinguishment of £147.6 million and €312.2 million ($476.6 million) 10.75%/11.25% Cash/PIK Term Loans due 2023 on October 20, 2022.

Equity in (earnings) loss of non-consolidated entities. Equity in (earnings) loss of non-consolidated entities was ($5.3) million for the nine months ended September 30, 2023, compared to a loss of $3.3 million for the nine months ended September 30, 2022. The decrease in equity losses from the prior year is primarily related to our 10.0% interest in Saudi Cinema Company, LLC that was sold on January 24, 2023.

Investment (income) expense. Investment income was $(11.4) million for the nine months ended September 30, 2023, compared to investment expense of $12.2 million for the nine months ended September 30, 2022. Investment income in the current year includes a gain on sale of our 10.0% interest in Saudi Cinema Company, LLC of $15.5 million and interest income of $8.5 million, partially offset by $5.4 million of decline in estimated fair value of our investment in common shares of Hycroft and $5.4 million of decline in estimated fair value of our investment in warrants to purchase common shares of Hycroft and $1.8 million of expense for NCM Common Units. Investment expense in the prior year includes $10.8 million of decline in estimated fair value of our investment in common shares of Hycroft partially offset by $7.4 million of appreciation in estimated fair value of our investment in warrants to purchase common shares of Hycroft, and an $11.1 million decline in estimated fair value of our investment in NCM Common Units partially offset by interest income of $3.3 million.

Income tax provision. The income tax provision was $4.6 million and $2.5 million for the nine months ended September 30, 2023, and September 30, 2022, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $214.6 million and $685.9 million during the nine months ended September 30, 2023, and September 30, 2022, respectively. Net loss during the nine months ended September 30, 2023 compared to net loss for the nine months ended September 30, 2022 was positively impacted by the increase in attendance as a result of the popularity of new film releases compared to the prior year, decreases in rent expense, decreases in depreciation and amortization expense, decreases in other expense, decreases in equity in losses and decreases in investment expense, partially offset by increases in general and administrative expenses, increases in interest expense and an increase in income tax provision.

Theatrical Exhibition—U.S. Markets

Revenues. Total revenues increased $631.5 million, or 28.4%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Admissions revenues increased $331.0 million, or 26.9%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to an increase in attendance of 24.4% from 107.6 million patrons to 133.9 million patrons and a 1.9% increase in average ticket price. The increase in attendance was primarily due to the popularity of film product compared to the prior year. The increase in average ticket price was primarily due to increased attendance for 3D content partially offset by higher frequency of use by subscribers to our A-List program.

Food and beverage revenues increased $258.7 million, or 32.6%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to the increase in attendance and an increase in food and beverage per patron. Food and beverage per patron increased 6.6% from $7.37 to $7.86 due primarily to an increase in average prices and the percentage of guests making transactions, partially offset by lower units purchased per transaction and higher frequency from our AMC Stubs loyalty members.

Total other theatre revenues increased $41.8 million, or 20.8%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to higher ticket fees due to the increase in the number of tickets purchased online, advertising and retail sales, and partially offset by lower income from gift cards and package tickets and lower income from theatre meetings.

Operating costs and expenses. Operating costs and expenses increased $345.3 million, or 14.3%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Film exhibition costs increased $198.3 million, or 32.0%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to the increase in attendance. As a percentage of admissions revenues, film exhibition costs were 52.4% for the nine months ended September 30, 2023, compared to 50.4% for the nine months ended September 30, 2022. The increase in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the current year, which typically results in higher film exhibition costs.

Food and beverage costs increased $61.1 million, or 50.9%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues and increases in product costs and obsolescence. As a percentage of food and beverage revenues, food and beverage costs were 17.2% for the nine months ended September 30, 2023, and 15.1% for the nine months ended September 30, 2022.

As a percentage of revenues, operating expense was 32.6% for the nine months ended September 30, 2023, and 37.6% for the nine months ended September 30, 2022. Rent expense decreased 3.5%, or $17.5 million, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due primarily to the early termination of one theatre lease for a benefit of $16.7 million, which included an early termination payment from the landlord for $13.0 million. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases and rent obligations of approximately $67.8 million that have been deferred to future years as of September 30, 2023.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $1.4 million during the nine months ended September 30, 2023, compared to $0.9 million during the nine months ended September 30, 2022.

Other. Other general and administrative expense increased $19.6 million, or 17.6%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due primarily to stock-based compensation expense of $18.1 million related to a February 23, 2023, special award grant accounted for as a modification to the 2022 PSU awards discussed further in Condensed Consolidated Results of Operations. See Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $10.3 million, or 4.5%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to lower depreciation expense on theatres impaired during the year ended December 31, 2022, partially offset by accelerated depreciation related to the replacement of digital projectors and permanently closed theatres.

Other expense (income). Other income of $(1.8) million during the nine months ended September 30, 2023 was primarily due to a gain on extinguishment of debt of $95.2 million related to the redemption of $165.6 million aggregate principal amount of the Second Lien Notes due 2026, a gain on extinguishment of debt of $2.3 million related to the redemption of $4.1 million aggregate principal amount of our Senior Subordinated Notes due 2026 and a receipt of $14.0 million in settlement of the Lao Action and partially offset by, $110.1 million of expense related to the settlement of the Shareholder Litigation comprised of $10.8 million of estimated legal fees and contingent insurance recovery costs and $99.3 million of non-cash expense for the estimated fair value as of the date of the final Delaware Supreme Court order of settlement shares issued to holders of Common Stock on August 28, 2023. Other expense of $92.9 million during the nine months ended September 30, 2022 was primarily due to a loss on extinguishment of debt of $135.0 million related to the full redemption of the $500 million aggregate principal amount of the First Lien Notes due 2025, the $300 million aggregate principal amount of the First Lien Notes due 2026, and the $73.5 million aggregate principal amount of the First Lien Toggle Notes due 2026, partially offset by a gain on extinguishment of debt of $38.6 million related to the redemption of $72.5 million of aggregate principal amount of the Second Lien Notes due 2026 and $2.7 million in government assistance related to COVID-19. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense increased $39.1 million to $260.8 million for the nine months ended September 30, 2023 compared to $221.7 million during the nine months ended September 30, 2022 primarily due to:

●	the issuance of $950.0 million of 7.5% First Lien Senior Secured Notes due 2029 on February 14, 2022; and
●	the increase in interest rates on the Senior Secured Credit Facility Term Loan due 2026,

partially offset by:

●	the extinguishment of $383.8 million of 10%/12% Cash/PIK/Toggle Second Lien Notes due 2026 from May 2022 to September 2023;
●	the extinguishment of $500.0 million of 10.5% First Lien Notes due 2025 on February 14, 2022;
●	the extinguishment of $300.0 million of 10.5% First Lien Notes due 2026 on February 14, 2022; and
●	the extinguishment of $73.5 million of 15%/17% Cash/PIK/Toggle Second Lien Notes due 2026 on February 14, 2022.

Equity in earnings of non-consolidated entities. Equity in earnings of non-consolidated entities was $3.8 million for the nine months ended September 30, 2023, compared to earnings of $2.7 million for the nine months ended September 30, 2022.

Investment expense. Investment expense was $4.7 million for the nine months ended September 30, 2023, compared to investment expense of $12.3 million for the nine months ended September 30, 2022. Investment expense in the current year includes $5.4 million of decline in estimated fair value of our investment in common shares of Hycroft, $5.4 million of decline in estimated fair value of our investment in warrants to purchase common shares of Hycroft and $1.8 million of expense for NCM Common Units, partially offset by interest income of $7.9 million. Investment expense in the prior year includes $10.8 million of deterioration in estimated fair value of our investment in common shares of Hycroft and $7.4 million of appreciation in estimated fair value of our investment in warrants to purchase common shares of Hycroft and a $11.1 million decline in estimated fair value of our investment in NCM Common Units offset by interest income of $3.3 million.

Income tax provision. The income tax provision was $1.6 million and $0.7 million for the nine months ended September 30, 2023, and September 30, 2022, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $171.0 million and $520.6 million during the nine months ended September 30, 2023, and September 30, 2022, respectively. Net loss during the nine months ended September 30, 2023 compared to net loss for the nine months ended September 30, 2022 was positively impacted by the increase in attendance as a result of the popularity of new film releases compared to the prior year, decreases in rent expense, decreases in depreciation and amortization expense, decreases in other expense, increases in equity in earnings and decreases in investment expense, partially offset by increases in general and administrative expenses, increases in interest expense and an increase in income tax provision.

Theatrical Exhibition—International Markets

Revenues. Total revenues increased $156.2 million, or 22.4%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Admissions revenues increased $104.8 million, or 25.5%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to an increase in attendance of 22.6% from 43.8 million patrons to 53.7 million patrons and a 2.3% increase in average ticket price. The increase in attendance was primarily due to the popularity of film product compared to the prior year. The increase in average ticket price was primarily due to higher ticket prices.

Food and beverage revenues increased $58.4 million, or 30.9%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to the increase in attendance and an increase in food and beverage per patron. Food and beverage per patron increased 7.0% from $4.31 to $4.61 due primarily to an increase in average prices and the lifting of COVID-19 restrictions on the sale of food and beverage in certain international markets.

Total other theatre revenues decreased $7.0 million, or 7.2%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to the decline in gift card and package ticket expirations and lower income from theatre meetings, partially offset by higher ticket fees due to the increase in the number of tickets purchased online, advertising and retail sales.

Operating costs and expenses. Operating costs and expenses increased $68.5 million, or 8.6%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Film exhibition costs increased $47.8 million, or 29.5%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to the increase in attendance. As a percentage of admissions revenues, film exhibition costs were 40.8% for the nine months ended September 30, 2023, compared to 39.5% for the nine months ended September 30, 2022. The increase in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the current year, which typically results in higher film exhibition costs.

Food and beverage costs increased $16.4 million, or 36.0%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues and increases in product costs. As a percentage of food and beverage revenues, food and beverage costs were 25.1% for the nine months ended September 30, 2023, and 24.2% for the nine months ended September 30, 2022.

As a percentage of revenues, operating expense was 36.9% for the nine months ended September 30, 2023, and 44.6% for the nine months ended September 30, 2022. Rent expense decreased 0.3%, or $0.5 million, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information on the impact of COVID-19 on leases and rent obligations of approximately $6.4 million that have been deferred to future years as of September 30, 2023.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.1 million during the nine months ended September 30, 2023, compared to $(0.5) million during the nine months ended September 30, 2022.

Other. Other general and administrative expense increased $4.0 million, or 8.0%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due primarily to stock-based compensation expense of $2.1 million related to a February 23, 2023 special award grant accounted for as a modification to the 2022 PSU awards discussed further in Condensed Consolidated Results of Operations. See Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $3.6 million, or 5.6%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to lower depreciation expense on theatres impaired during the year ended December 31, 2022.

Other income. Other income of $2.9 million during the nine months ended September 30, 2023, was primarily due to $3.2 million in foreign currency transaction gains. Other income of $1.3 million during the nine months ended September 30, 2022, was primarily due to $16.2 million in government assistance related to COVID-19 and partially offset by $14.7 million of foreign currency transaction losses. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense decreased $10.1 million to $46.6 million for the nine months ended September 30, 2023, compared to $56.7 million during the nine months ended September 30, 2022, primarily due to:

●	the issuance of $400.0 million 12.75% Odeon Senior Secured Notes due 2027 on October 20, 2022.

partially offset by:

●	the extinguishment of £147.6 million and €312.2 million ($476.6 million) 10.75%/11.25% Cash/PIK Term Loans due 2023 on October 20, 2022.

Equity in (earnings) loss of non-consolidated entities. Equity in (earnings) loss of non-consolidated entities was $(1.5) million for the nine months ended September 30, 2023, compared to $6.0 million for the nine months ended September 30, 2022. The decrease in equity losses from the prior year is primarily related to our 10.0% interest in Saudi Cinema Company, LLC that was sold on January 24, 2023.

Investment income. Investment income was $16.1 million for the nine months ended September 30, 2023, compared to investment income of $0.1 million for the nine months ended September 30, 2022. Investment income in the current year includes a gain on sale of our 10.0% interest in Saudi Cinema Company, LLC of $15.5 million and interest income of $0.6 million.

Income tax provision. The income tax provision was $3.0 million and $1.8 million for the nine months ended September 30, 2023, and September 30, 2022, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $43.6 million and $165.3 million during the nine months ended September 30, 2023, and September 30, 2022, respectively. Net loss during the nine months ended September 30, 2023 compared to net loss for the nine months ended September 30, 2022 was positively impacted by the increase in attendance as a result of the popularity of new film releases compared to the prior year, decreases in rent expense, decreases in depreciation and amortization expense, increases in other income, decreases in interest expense, decreases in equity in losses and increases in investment income, partially offset by increases in general and administrative and an increase in income tax provision.

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

We had working capital deficit (excluding restricted cash) as of September 30, 2023, and December 31, 2022 of $(571.1) million and $(811.1) million, respectively. As of September 30, 2023 and December 31, 2022, working capital included operating lease liabilities of $512.3 million and $567.3 million, respectively, and deferred revenues of $411.0 million and $402.7 million, respectively.

See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for a further discussion of our Financial Covenants.

As of September 30, 2023, we had cash and cash equivalents of $729.7 million.

Additionally, during the first, second, and third quarters of 2023 we continued to lower our future interest expense through purchases of debt below par value and debt exchanges for equity and enhanced liquidity through equity issuances. See Note 6—Corporate Borrowings and Finance Lease Liabilities and Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

We believe our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund our operations and satisfy our obligations. We also believe we will comply with the minimum liquidity covenant requirement under our Senior Secured Revolving Credit Facility through the end of the covenant suspension period. Pursuant to the Twelfth Amendment to the Credit Agreement, the requisite revolving lenders party thereto agreed to extend the suspension period for the secured leverage ratio financial covenant applicable to the Senior Secured Revolving Credit Facility under the Credit Agreement through March 31, 2024. The current maturity date of the Senior Secured Revolving Credit Facility is April 22, 2024. Since the financial covenant applicable to the Senior Secured Revolving Credit Facility is tested as of the last day of any fiscal quarter for which financial statements have been (or were required to have been) delivered, the financial covenant has been effectively suspended through maturity of the Senior Secured Revolving Credit Facility. As of September 30, 2023, we were subject to a minimum liquidity requirement of $100 million as a condition to the financial covenant suspension period under the Credit Agreement.

Our current cash burn rates are not sustainable long-term. In order to achieve net positive operating cash flows and long-term profitability, we believe that operating revenues will need to increase to levels in line with pre-COVID-19 operating revenues. North American box office grosses were down approximately 16% for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2019. Until such time as we are able to achieve positive operating cash flow, it is difficult to estimate our liquidity requirements, future cash burn rates, future operating revenues and attendance levels. Depending on our assumptions regarding the timing and ability to achieve increased levels of operating revenue, the estimates of amounts of required liquidity vary significantly.

There can be no assurance that the operating revenues, attendance levels and other assumptions used to estimate our liquidity requirements and future cash burn rates will be correct, and our ability to be predictive is uncertain due to limited ability to predict studio film release dates, the overall production and theatrical release levels and success of individual titles. Additionally, the effects of labor stoppages, including but not limited to the Writers Guild of America strike that began on May 2, 2023 and ended on September 27, 2023, and the Screen Actors Guild – American Federation of Television and Radio Artists strike that began on July 14, 2023, cannot be reasonably estimated and may have a negative impact on the future film slate for exhibition, the Company’s future liquidity and cash burn rates. Further, there can be no assurances that we will be successful in generating the additional liquidity necessary to meet our obligations beyond twelve months from the issuance of these financial statements on terms acceptable to us or at all.

Cash Flows from Operating Activities

Cash flows used in operating activities, as reflected in the condensed consolidated statements of cash flows, were $137.4 million and $595.2 million during the nine months ended September 30, 2023 and September 30, 2022, respectively. The improvement in cash flows used in operating activities was primarily due to the increase in attendance and decrease in net loss, decreases in working capital used, and reductions in rent repayments for rent that was deferred during the COVID-19 pandemic, partially offset by increases in cash interest paid during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. See Note 2—Leases in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I in this Form 10-Q for a summary of the estimated future repayment terms for the remaining $74.2 million of rentals that were deferred during the COVID-19 pandemic.

Cash Flows from Investing Activities

Cash flows used in investing activities, as reflected in the condensed consolidated statements of cash flows, were $116.4 million and $153.7 million during the nine months ended September 30, 2023, and September 30, 2022, respectively. Cash outflows from investing activities include capital expenditures of $153.5 million and $129.7 million during the nine months ended September 30, 2023, and September 30, 2022, respectively. During the nine months ended September 30, 2023, cash flows used in investing activities also included proceeds from the sale of our investment in Saudi Cinema Company, LLC of $30.0 million and proceeds from the disposition of long-term assets of $8.6 million.

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

We fund the costs of constructing, maintaining, and remodeling our theatres through existing cash balances, cash generated from operations, landlord contributions, or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term non-cancelable operating leases, which may require the developer, who owns the property, to reimburse us for the construction costs. We estimate that our capital expenditures, net of landlord contributions, will be approximately $175 million to $225 million for year ended December 31, 2023, to maintain and enhance operations.

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities, as reflected in the condensed consolidated statements of cash flows, were $355.3 million and $(135.5) million during the nine months ended September 30, 2023, and September 30, 2022, respectively. Cash flows provided by financing activities during the nine months ended September 30, 2023, were primarily due to equity issuances of $492.4 million, net of issuance costs, partially offset by the repurchase of Second Lien Notes due 2026 for $99.8 million, and taxes paid for restricted unit withholdings of $14.2 million. See Note 6—Corporate Borrowings and Finance Lease Liabilities and Note 7—Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for further information, including a summary of principal payments required and maturities of corporate borrowings as of September 30, 2023.

Cash flows provided by financing activities during the nine months ended September 30, 2022, was primarily due to principal and premium payments under the First Lien Notes due 2025 of $534.5 million, principal and premium payments under the First Lien Notes due 2026 of $325.6 million, principal and premium payments under the First Lien Toggle Notes due 2026 of $88.1 million, taxes paid for restricted unit withholdings of $52.2 million, repurchase of Second Lien Notes due 2026 of $50.0 million, and cash used to pay for deferred financing costs of $19.3 million, partially offset by the issuance of the First Lien Notes due 2029 of $950.0 million and net proceeds from AMC Preferred Equity Unit share issuances.

We or our affiliates may, at any time and from time to time, to continue to seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material and to the extent equity is used, dilutive.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, our financial results are exposed to fluctuations in interest rates and foreign currency exchange rates. In accordance with applicable guidance, we presented a sensitivity analysis showing the potential impact to net income of changes in interest rates and foreign currency exchange rates. For the nine months ended September 30, 2023 and September 30, 2022, our analysis utilized a hypothetical 100 basis-point increase or decrease to the average interest rate on our variable rate debt instruments to illustrate the potential impact to interest expense of changes in interest rates and a hypothetical 100 basis-point increase or decrease to market interest rates on our fixed rate debt instruments to illustrate the potential impact to fair value of changes in interest rates.

Similarly, for the same period, our analysis used a uniform and hypothetical 10% strengthening of the U.S. dollar versus the average exchange rates of applicable currencies to depict the potential impact to net income of changes in foreign exchange rates. These market risk instruments and the potential impacts to the condensed consolidated statements of operations are presented below.

Market risk on variable-rate financial instruments. At September 30, 2023, and September 30, 2022, we maintained Senior Secured Credit Facilities comprised of a $225.0 million revolving credit facility and $1,910.0 million of Term Loan due 2026. Borrowings under the Credit Agreement (which governs the Senior Secured Credit Facilities) (as amended through the Thirteenth Amendment to Credit Agreement) bear interest at a rate per annum equal to, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the prime rate announced by the Administrative Agent and (c) 1.00% per annum plus Adjusted Term SOFR (as defined below) for a 1-month tenor or (2) Term SOFR plus a credit spread adjustment of 0.11448% per annum, 0.26161% per annum, and 0.42826% per annum for interest periods of one-month, three-months, or six-months or longer, respectively (“Adjusted Term SOFR”) plus (x) in the case of the Senior Secured Term Loans, 2.0% for base rate loans or 3.0% for SOFR loans or (y) in the case of the Senior Secured Revolving Credit Facility, an applicable margin based on the Secured Leverage Ratio (as defined in the Credit Agreement). The rate in effect for the outstanding Senior Secured Term Loan due 2026 was 8.427% per annum at September 30, 2023, and 5.756% per annum at September 30, 2022.

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At September 30, 2023, we had no variable-rate borrowings outstanding under our revolving credit facilities and had an aggregate principal balance of $1,910.0 million outstanding under the Term Loan due 2026. A 100-basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facilities by $14.3 million during the nine months ended September 30, 2023.

At September 30, 2022, we had no variable-rate borrowings outstanding under our revolving credit facilities and had an aggregate principal balance of $1,930.0 million outstanding under the Term Loan due 2026. A 100-basis point change in market interest rates would have increased or decreased interest expense on our Senior Secured Term Loan due 2026 by $14.5 million during the nine months ended September 30, 2022.

Market risk on fixed-rate financial instruments. Included in long-term corporate borrowings at September 30, 2023 were principal amounts of $950.0 million of our First Lien Notes due 2029, $1,124.2 million of our Second Lien Notes due 2026, $400.0 million of our Odeon Notes due 2027, $98.3 million of our Notes due 2025, $51.5 million of our Notes due 2026, $125.5 million of our Notes due 2027, and £4.0 million ($4.9 million) of our Sterling Notes due 2024. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $60.1 million and $(57.7) million, respectively, as of September 30, 2023.

Included in long-term corporate borrowings at September 30, 2022 were principal amounts of $950.0 million of our First Lien Notes due 2029, $1,435.5 million of our Second Lien Notes due 2026, $471.1 million (£147.6 million and €312.2 million) of our Odeon Term Loan due 2023, $98.3 million of our Notes due 2025, $55.6 million of our Notes due 2026, $130.7 million of our Notes due 2027, and £4.0 million ($4.4 million) of our Sterling Notes due 2024. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $70.9 million and $(67.7) million, respectively, as of September 30, 2022.

Foreign currency exchange rate risk. We are also exposed to market risk arising from changes in foreign currency exchange rates arising from our International markets operations. International markets revenues and operating expenses are transacted in British Pounds, Euros, Swedish Krona, and Norwegian Krone. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If any international subsidiary was to operate in a highly inflationary economy, U.S. GAAP would require that the U.S. dollar be used as the functional currency. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon the functional currencies in the International markets as of September 30, 2023, holding everything else constant, a hypothetical 10% increase in foreign currency translation rates to depict the potential impact to net loss of changes in foreign exchange rates would increase the aggregate net loss of our International theatres for the nine months ended September 30, 2023 by approximately $4.4 million. Based upon the functional currencies in the International markets as of September 30, 2022, holding everything else constant, a hypothetical 10% increase in foreign currency translation rates to depict the potential impact to net loss of changes in foreign exchange rates would increase the aggregate net loss of our International theatres for the nine months ended September 30, 2022 by approximately $16.5 million.

Our foreign currency translation rates increased by approximately 6.0% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

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

Item 1A. Risk Factors

Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10–K for the year ended December 31, 2022, which sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Except as set forth below and the updates to liquidity provided herein, there have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022 and Part II Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

There has been significant recent dilution and there may continue to be additional future dilution of our Common Stock, which could adversely affect the market price of shares of our Common Stock.

From January 1, 2020 through November 7, 2023, the outstanding shares of our Common Stock have increased by 193,148,890 shares (on a Reverse Stock Split adjusted basis) in a combination of at-the-market sales, conversion of Series A Convertible Participating Preferred Stock, shareholder litigation settlement, conversion of Class B common stock, conversion of notes, exchanges of notes, transaction fee payments, and equity grant vesting. On March 14, 2023, the Company held the Special Meeting and obtained the requisite stockholder approval for the Charter Amendments and on August 14, 2023 we filed the amendment to our Certificate of Incorporation implementing the Charter Amendments effective as of August 24, 2023. Accordingly, in accordance with the Charter Amendments, we increased the total number of authorized shares of Common Stock from 524,173,073 to 550,000,000 shares of Common Stock and effectuated a reverse stock split at a ratio of one share of Common Stock for every ten shares of Common Stock outstanding. In accordance with the terms of the Certificate of Designations governing the Series A Convertible Participating Preferred Stock, following the effectiveness of the Charter Amendment all outstanding shares of our Series A Convertible Participating Preferred Stock converted into 99,540,642 shares of Common Stock. As of November 7, 2023, there were 198,356,898 shares of Common Stock issued and outstanding. We may issue additional shares of Common Stock to raise cash to bolster our liquidity, to repay, refinance, redeem or refinance indebtedness (including expenses, accrued interest and premium, if any), for working capital, to finance strategic initiatives and future acquisitions or for other purposes. We may also issue preferred equity securities or securities convertible into, or exchangeable for, or that represent the right to receive, shares of Common Stock or acquire interests in other companies, or other assets by using a combination of cash and shares of Common Stock, or just shares of Common Stock. Additionally, vesting under our equity compensation programs results in the issuance of new shares of Common Stock and shares withheld to cover tax withholding obligations upon vesting remain available for future grants. Any of these events may dilute the ownership interests of current stockholders, reduce our earnings per share or have an adverse effect on the price of our shares of Common Stock.

The market price and trading volume of our shares of Common Stock have experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Common Stock to incur substantial losses.

The market prices and trading volume of our shares of Common Stock have experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Common Stock to incur substantial losses. For example, during 2023, as adjusted for the Reverse Stock Split, the market price of our Common Stock has fluctuated from an intra-day low on the NYSE of $7.05 per share on September 11, 2023 to an intra-day high on the NYSE of $85.30 on February 28, 2023. The last reported sale price of our Common Stock on the NYSE on November 7, 2023, was $10.22 per share. During 2023 to date, daily trading volume ranged from approximately 771,720 to 84,989,600 shares.

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

Extreme fluctuations in the market price of our Common Stock have been accompanied by reports of strong and atypical retail investor interest, including on social media and online forums. The market volatility and trading patterns we have experienced create several risks for investors, including the following:

•	the market prices of our Common Stock have experienced and may continue to experience rapid and substantial increases or decreases unrelated to our operating performance or prospects, or macro or industry fundamentals, and substantial increases may be significantly inconsistent with the risks and uncertainties that we continue to face;
•	factors in the public trading market for our Common Stock may include the sentiment of retail investors (including as may be expressed on financial trading and other social media sites and online forums), the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our Common Stock and any related hedging and other trading factors;
•	our market capitalization, as implied by various trading prices, currently reflects valuations that are significantly higher than our market capitalization immediately prior to the COVID-19 pandemic, and to the extent these valuations reflect trading dynamics unrelated to our financial performance or prospects, purchasers of our Common Stock could incur substantial losses if there are declines in market prices driven by a return to earlier valuations;
•	to the extent volatility in our Common Stock is caused, or may from time to time be caused, as has widely been reported, by a “short squeeze” in which coordinated trading activity causes a spike in the market price of our Common Stock as traders with a short position make market purchases to avoid or to mitigate potential losses, investors purchase at inflated prices unrelated to our financial performance or prospects, and may thereafter suffer substantial losses as prices decline once the level of short-covering purchases has abated; and
•	if the market prices of our Common Stock declines, you may be unable to resell your shares of Common Stock at or above the price at which you acquired them. We cannot assure you that the equity issuance of our Common Stock will not fluctuate or decline significantly in the future, in which case you could incur substantial losses.

We may continue to incur rapid and substantial increases or decreases in the market prices of our Common Stock in the foreseeable future that may not coincide in timing with the disclosure of news or developments by or affecting us. Accordingly, the market price of our shares of Common Stock may fluctuate dramatically, and may decline rapidly, regardless of any developments in our business. Overall, there are various factors, many of which are beyond our control, that could negatively affect the market price of our Common Stock or result in fluctuations in the price or trading volume of our Common Stock, including:

•	the ongoing impacts relating to the COVID-19 pandemic on our industry;

•	actual or anticipated variations in our annual or quarterly results of operations, including our earnings estimates and whether we meet market expectations with regard to our earnings;
•	our current inability to pay dividends or other distributions;
•	publication of research reports by analysts or others about us or the motion picture exhibition industry, which may be unfavorable, inaccurate, inconsistent or not disseminated on a regular basis;
•	changes in market interest rates that may cause purchasers of our shares to demand a different yield;
•	changes in market valuations of similar companies;
•	market reaction to any additional equity, debt or other securities that we may issue in the future, and which may or may not dilute the holdings of our existing stockholders;
•	additions or departures of key personnel;
•	actions by institutional or significant stockholders;
•	short interest in our securities and the market response to such short interest;
•	the dramatic increase or decrease in the number of individual holders of our Common Stock and their participation in social media platforms targeted at speculative investing;
•	speculation in the press or investment community about our company or industry;
•	strategic actions by us or our competitors, such as acquisitions or other investments;
•	legislative, administrative, regulatory or other actions affecting our business or our industry, including positions taken by the Internal Revenue Service (“IRS”);
•	strategic actions taken by motion picture studios, such as the shuffling of film release dates;
•	investigations, proceedings, or litigation that involve or affect us;
•	the occurrence of any of the other risk factors included or incorporated by reference in our Annual Report; and
•	general market and economic conditions.

Anti-takeover protections in our certificate of incorporation and our bylaws may discourage or prevent a takeover of our Company, even if an acquisition would be beneficial to our stockholders.

Provisions contained in our certificate of incorporation and bylaws, as amended, as well as provisions of the Delaware General Corporation Law delay or make it more difficult to remove incumbent directors or for a third-party to acquire us, even if a takeover would benefit our stockholders. These provisions include:

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

Our issuance of shares of preferred stock could delay or prevent a change of control of our company. Our board of directors has the authority to cause us to issue, without any further vote or action by the stockholders, up to 50,000,000 shares of preferred stock, par value $0.01 per share, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. The issuance of shares of preferred stock may have the effect of delaying, deferring or preventing a change in control of our company without further action by the stockholders, even where stockholders are offered a premium for their shares. As of

November 7, 2023, 50,000,000 shares of preferred stock are authorized and available for issuance.

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

Motion picture production is highly dependent on labor that is subject to various collective bargaining agreements. The Writers Guild of America strike that began on May 2, 2023 and ended on September 27, 2023, and the Screen Actors Guild – American Federation of Television and Radio Artists strike that began on July 14, 2023, have halted production, and may delay or otherwise affect the supply, of certain motion pictures. The disruption in film production may also cause delays for currently scheduled film release dates. It is difficult to anticipate the scope and timing of such delays. Such ongoing labor disputes may also effect promotional and marketing activities of certain motion pictures, which may have an adverse impact on attendance. Given the ongoing negotiations and uncertainty as to the extent and the duration of the strikes, it is difficult to predict the full extent of the adverse impact of the strikes on the Company’s business and results of operations in future reporting periods, if any. Studios are party to collective bargaining agreements with a number of other labor unions, and failure to reach timely agreements or renewals of existing agreements may further affect the production and supply of theatrical motion picture content.

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

The Company's current equity incentive plan is expiring in December 2023 and a new equity incentive plan has not been put into place. Without a new equity incentive plan, the Company could experience difficulties retaining and hiring executives due to its inability to issue compensatory equity awards and could experience an adverse impact on its cash flow or adverse accounting consequences from alternative forms of compensation.

The current equity incentive plan of the Company will expire at the end of its 10-year term in December 2023. As required by NYSE rules, the Company intends to ask its stockholders for approval of a new equity incentive plan at its 2024 annual meeting. There can be no guarantee that the stockholders will approve a new plan. The absence of an equity incentive plan may create challenges for executive recruitment and retention. Absent a new plan the Company could issue equity-related awards to be settled in cash. The issuance of such awards may mitigate short-term risks related to executive recruitment and retention, but cash settlements of these awards would negatively impact cash flow and would require the Company to account for these awards based on the fair value of the related equity at the end of each reporting period, giving effect to the portion of services rendered during the requisite service periods. Until such time as the stockholders approve a new equity incentive plan, equity-related awards made to executives would need to be settled in cash. Continued issuance of cash-settled awards may not be sustainable given the Company’s cash flow challenges. The cash flow of the Company, while improving, is still negative.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

In the third quarter of 2023, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of AMC adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1

Third Amended and Restated Certificate of Incorporation of AMC Entertainment Holdings, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on December 23, 2013).

3.2

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of AMC Entertainment Holdings, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on August 14, 2023).

*3.3	Third Amended and Restated Certificate of Incorporation of AMC Entertainment Holdings, Inc., as amended as of August 24, 2023 (redline version of amended sections).

3.4

Certificate of Elimination of Series A Convertible Participating Preferred Stock (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on August 25, 2023).

+*10.1	Employment Agreement, dated as of August 11, 2023, by and between Ellen Copaken and AMC Entertainment Holdings, Inc.

+*10.2	Fifth Amendment to the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan, effective as of August 25, 2023.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*32.1	Section 906 Certifications of Adam M. Aron (Chief Executive Officer) and Sean D. Goodman (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

**101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

**104	Cover Page Interactive Data File (formatted as inline XBRL and contained as Exhibit 101)

*     Filed or furnished herewith, as applicable.

**   Submitted electronically with this Report.

+	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT HOLDINGS, INC.

Date: November 8, 2023	/s/ Adam M. Aron
Adam M. Aron
Chairman of the Board, Chief Executive Officer and President

Date: November 8, 2023	/s/ Sean D. Goodman
Sean D. Goodman
Executive Vice President, International Operations, Chief Financial Officer and Treasurer