Form 10-K
period 2023-12-31
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2024-02-28
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2023, computed by reference to the price at which the registrant’s Class A common stock and AMC Preferred Equity Units were last sold on the New York Stock Exchange on such date was $4,016,453,670 (519,192,389 Class A common stock shares at a closing price per share of $4.40 and 995,406,413 AMC Preferred Equity Units at a closing price per unit of $1.74).

Shares of Class A common stock outstanding—263,278,238 shares at February 21, 2024

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2023 annual meeting of stockholders, to be filed within 120 days of December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMC ENTERTAINMENT HOLDINGS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “forecast,” “estimate,” “project,” “intend,” “plan,” “expect,” “should,” “believe” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions and speak only as of the date on which it is made. Examples of forward-looking statements include statements we make regarding future attendance levels, operating revenues and our liquidity. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	the risks and uncertainties relating to the sufficiency of our existing cash and cash equivalents and available borrowing capacity, including following maturity of the Senior Secured Revolving Credit Facility (as defined in Note 8—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof), to fund operations, and satisfy obligations including cash outflows for deferred rent and planned capital expenditures currently and through the next twelve months. In order to achieve net positive operating cash flows and long-term profitability, operating revenues will need to increase from current levels to levels in line with pre-COVID-19 operating revenues. However, there remain significant risks that may negatively impact operating revenues and attendance levels, including changes to movie studios release schedules (including as a result of production delays and delays to the release of movies caused by labor stoppages, including but not limited to the Writers Guild of America strike and the Screen Actors Guild-American Federation of Television and Radio Artists strike that occurred during 2023) and direct to streaming or other changing movie studio practices. If we are unable to achieve increased levels of attendance and operating revenues, we expect we will be required to obtain additional liquidity. If such additional liquidity is not obtained or insufficient, we likely would seek an in-court or out-of-court restructuring of our liabilities, and in the event of such future liquidation or bankruptcy proceeding, holders of our Class A common stock (“Common Stock”) and other securities would likely suffer a total loss of their investment;

●	changing practices of distributors, which accelerated during the COVID-19 pandemic, including increased use of alternative film delivery methods including premium video on demand, streaming platforms, shrinking exclusive theatrical release windows or release of movies to theatrical exhibition and streaming platforms on the same date, the theatrical release of fewer movies, or transitioning to other forms of entertainment;

●	the impact of changing movie-going behavior of consumers;

●	the risk that the North American and international box office in the near term will not recover sufficiently, resulting in higher cash burn and the need to seek additional financing;

●	risks and uncertainties relating to our significant indebtedness, including our borrowings and our ability to meet our financial maintenance and other covenants;

●	risks relating to motion picture production, promotion, marketing, and performance, including labor stoppages affecting the production, supply and release schedule of theatrical motion picture content, including but not limited to the Writers Guild of America and the Screen Actors Guild-American Federation of Television and Radio Artists strikes during 2023;

●	the seasonality of our revenue and working capital, which are dependent upon the timing of motion picture releases by distributors, such releases being seasonal and resulting in higher attendance and revenues generally during the summer months and holiday seasons;

●	intense competition in the geographic areas in which we operate among exhibitors, streaming platforms, or from other forms of entertainment;

●	certain covenants in the agreements that govern our indebtedness may limit our ability to take advantage of certain business opportunities and limit or restrict our ability to pay dividends, pre-pay debt, and also to refinance debt and to do so at favorable terms;

●	risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges;

●	general and international economic, political, regulatory, social and financial market conditions, including potential economic recession, inflation, rising interest rates, the financial stability of the banking industry, and other risks that may negatively impact discretionary income and our operating revenues and attendance levels;

●	our lack of control over distributors of films;

●	limitations on the availability of capital or poor financial results may prevent us from deploying strategic initiatives;

●	an issuance of preferred stock could dilute the voting power of the common stockholders and adversely affect the market value of our outstanding Common Stock;

●	limitations on the authorized number of Common Stock shares could in the future prevent us from raising additional capital through Common Stock;

●	our ability to achieve expected synergies, benefits and performance from our strategic initiatives;

●	our ability to refinance our indebtedness on terms favorable to us or at all;

●	our ability to optimize our theatre circuit through new construction, the transformation of our existing theatres, and strategically closing underperforming theatres may be subject to delay and unanticipated costs;

●	failures, unavailability or security breaches of our information systems;

●	our ability to utilize interest expense deductions will be limited annually due to Section 163(j) of the Tax Cuts and Jobs Act of 2017;

●	our ability to recognize interest deduction carryforwards, net operating loss carryforwards, and other tax attributes to reduce our future tax liability;

●	our ability to recognize certain international deferred tax assets which currently do not have a valuation allowance recorded;

●	review by antitrust authorities in connection with acquisition opportunities;

●	risks relating to the incurrence of legal liability, including costs associated with the ongoing securities class action lawsuits;

●	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;

●	increased costs in order to comply or resulting from a failure to comply with governmental regulation, including the General Data Protection Regulation (“GDPR”) and all other current and pending privacy and data regulations in the jurisdictions where we have operations;

●	supply chain disruptions may negatively impact our operating results;

●	the availability and/or cost of energy particularly in Europe;

●	the dilution caused by recent and potential future sales of our Common Stock, including the AMC Preferred Equity Unit conversion;

●	the market price and trading volume of our shares of Common Stock has been and may continue to be volatile, and purchasers of our securities could incur substantial losses;

●	future offerings of debt, which would be senior to our Common Stock for purposes of distributions or upon liquidation, could adversely affect the market price of our Common Stock;

●	the potential for political, social, or economic unrest, terrorism, hostilities, cyber-attacks or war, including the conflict between Russia and Ukraine and other international conflicts;

●	the potential impact of financial and economic sanctions on the regional and global economy, or widespread health emergencies, such as pandemics or epidemics, causing people to avoid our theatres or other public places where large crowds are in attendance;

●	anti-takeover protections in our Third Amended and Restated Certificate of Incorporation and our amended and restated bylaws may discourage or prevent a takeover of our Company, even if an acquisition would be beneficial to our stockholders; and

●	other risks and uncertainties referenced from time to time in filings with the SEC.

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

Readers are urged to consider these factors carefully in evaluating the forward-looking statements. For further information about these and other risks and uncertainties as well as strategic initiatives, see Item 1. “Business” and Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

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

Liquidity

At December 31, 2023, we had cash and cash equivalents of approximately $884.3 million.

Additionally, we continued to lower our future interest expense through purchases of debt below par value and debt exchanges for equity and enhanced liquidity through equity issuances. See Note 8—Corporate Borrowings and Finance Lease Liabilities, Note 9—Stockholders’ Deficit, and Note 16—Subsequent Events in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for further information.

We believe our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund our operations and satisfy our obligations currently and through the next twelve months. We are subject to a minimum liquidity requirement of $100.0 million as a condition to the financial covenant suspension period under the Credit Agreement (as defined in Note 8—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof). We believe we will comply with the minimum liquidity requirement through the current maturity date of the Senior Secured Revolving Credit Facility on April 22, 2024. We currently do not expect to extend such maturity or replace the Senior Secured Revolving Credit Facility upon maturity, although we may seek to replace it in the future.

Our cash burn rates are not sustainable long-term. In order to achieve sustainable net positive operating cash flows and long-term profitability, we believe that operating revenues will need to increase to levels in line with pre-COVID-19 operating revenues. North America box office grosses were down approximately 21% for the year ended December 31, 2023, compared to the year ended December 31, 2019. Until such time as we are able to achieve positive operating cash flow, it is difficult to estimate our liquidity requirements, future cash burn rates, future operating revenues, and attendance levels. Depending on our assumptions regarding the timing and ability to achieve levels of operating revenue, the estimates of amounts of required liquidity vary significantly.

There can be no assurance that the operating revenues, attendance levels, and other assumptions used to estimate our liquidity requirements and future cash burn rates will be correct, and the ability to be predictive is uncertain due to limited ability to predict studio film release dates, the overall production and theatrical release levels, and success of individual titles. Additionally, the effects of labor stoppages, including but not limited to the Writers Guild of America strike and the Screen Actors Guild–American Federation of Television and Radio Artists strike that occurred during 2023, cannot be reasonably estimated and are expected to have a negative impact in 2024 on the future film slate for exhibition, our future liquidity and cash burn rates. Further, there can be no assurances that we will be successful in generating the additional liquidity necessary to meet our obligations beyond twelve months from the issuance of this Annual Report on terms acceptable to us or at all.

We expect, at any time and from time to time, to continue to seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material and to the extent equity is used, dilutive.

On December 22, 2022, we entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Antara Capital LP (“Antara”) pursuant to which we agreed to (i) sell to Antara 10,659,511 AMC Preferred Equity

Units for an aggregate purchase price of $75.1 million and (ii) simultaneously purchase from Antara $100.0 million aggregate principal amount of our 10%/12% Cash/PIK Toggle Second Lien Notes due 2026 in exchange for 9,102,619 AMC Preferred Equity Units. On February 7, 2023, we issued 19,762,130 AMC Preferred Equity Units to Antara in exchange for $75.1 million in cash and $100.0 million aggregate principal amount of our 10%/12% Cash/PIK Toggle Second Lien Notes due 2026. We recorded $193.7 million to stockholders’ deficit as a result of the transaction. We paid $1.4 million of accrued interest in cash upon exchange of the notes. See Note 9—Stockholders’ Deficit for more information.

The below table summarizes the cash debt repurchase transactions during the year ended December 31, 2023, including related party transactions with Antara, which was a related party from February 7, 2023 to August 25, 2023. These transactions were executed at terms equivalent to an arms-length transaction. See Note 8—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for more information.

	Aggregate Principal	Reacquisition	Gain on	Accrued Interest
(In millions)	Repurchased	Cost	Extinguishment	Paid
Related party transactions:
Second Lien Notes due 2026	$75.9	$48.5	$40.9	$1.1
5.875% Senior Subordinated Notes due 2026	4.1	1.7	2.3	0.1
Total related party transactions	80.0	50.2	43.2	1.2
Non-related party transactions:
Second Lien Notes due 2026	139.7	91.4	71.3	4.5
Total non-related party transactions	139.7	91.4	71.3	4.5
Total debt repurchases	$219.7	$141.6	$114.5	$5.7

The below table summarizes various debt for equity exchange transactions that occurred during the year ended December 31, 2023. See Note 8—Corporate Borrowings and Finance Lease Liabilities, Note 9—Stockholders’ Deficit, and Note 16—Subsequent Events in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for more information.

		Shares of
	Aggregate Principal	Common Stock	Gain on	Accrued Interest
(In millions, except for share data)	Exchanged	Exchanged	Extinguishment	Exchanged
Second Lien Notes due 2026	$105.3	14,186,651	$28.3	$1.2

During the year ended December 31, 2023, the Company raised gross proceeds of approximately $790.0 million and paid fees to sales agents and incurred other third-party issuance costs of approximately $19.8 million and $9.9 million, respectively, through its at-the-market offering of approximately 88.0 million shares of its Common Stock and 7.1 million of its AMC Preferred Equity Units. The Company paid $12.6 million of other third-party issuance costs during the year ended December 31, 2023. See Note 9—Stockholders’ Deficit for further information regarding the at-the-market offerings.

Please see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II thereof for additional information.

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

Our business is operated in two theatrical exhibition reportable segments, U.S. markets and International markets. Substantially all of our international operations are attributed to Odeon Cinemas Group Limited (“OCGL”) and its subsidiaries (collectively with OCGL, unless the context otherwise requires, “Odeon Cinemas Group”), Odeon and UCI Cinemas Holdings Limited (“Odeon”) and Nordic Cinema Group Holding AB (“Nordic”).

As of December 31, 2023, we owned, leased or operated 898 theatres and 10,059 screens in 11 countries, including 562 theatres with a total of 7,369 screens in the United States and 336 theatres and 2,690 screens in European markets. On January 24, 2023, we sold our investment in 13 theatres and 85 screens in Saudi Arabia, see Note 6—Investments in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for further information. We have productive assets in each of the capital cities and most densely populated areas of the countries in which we operate.

As of December 31, 2023, we were the market leader in the United States and Europe including in Italy, Sweden, Norway, and Finland, and a leading theatre operator in the United Kingdom, Ireland, Spain, Portugal and Germany. We have operations in four of the world’s 10 largest economies, including four of the six largest European economies (the United Kingdom, Spain, Italy and Germany) as of December 31, 2023.

As of December 31, 2023, in the U.S. markets, we owned, leased or operated theatres in 43 states and the District of Columbia, with approximately 50% of the U.S. population living within 10 miles of one of our theatres. We have a diversified footprint with complementary global geographic and guest demographic profiles, which we believe gives our circuit a unique profile and offers us strategic and operational advantages while providing our studio partners with a large and diverse distribution channel. We operate some of the most productive theatres in the top markets in the United States and were the market leader in the top two markets for the year ended December 31, 2023: New York and Los Angeles. During 2023 our top five markets, in each of which we held the #1 share position, were New York, Los Angeles, Chicago, Atlanta, and Philadelphia, according to data provided by Comscore.

The following table provides detail with respect to the geographic location of our theatrical exhibition circuit as of December 31, 2023:

U.S. Markets	Theatres(1)	Screens(1)
Alabama	18	237
Arizona	12	187
Arkansas	3	35
California	58	781
Colorado	14	193
Connecticut	9	104
Delaware	1	14
Florida	39	600
Georgia	27	362
Idaho	1	11
Illinois	47	577
Indiana	21	276
Iowa	3	43
Kansas	9	132
Kentucky	2	40
Louisiana	7	99
Maryland	15	171
Massachusetts	11	155
Michigan	11	162
Minnesota	7	101
Missouri	10	118
Montana	5	55
Nebraska	1	14
Nevada	2	28
New Hampshire	1	10
New Jersey	25	319
New Mexico	1	12
New York	30	322
North Carolina	19	244
North Dakota	1	9
Ohio	12	151
Oklahoma	12	147
Oregon	2	25
Pennsylvania	27	309
South Carolina	2	26
South Dakota	1	10
Tennessee	16	201
Texas	42	608
Utah	3	29
Virginia	13	173
Washington	15	181
West Virginia	1	12
Wisconsin	5	73
District of Columbia	1	13
Total U.S. Markets	562	7,369

International Markets
Denmark	2	12
Finland	30	173
Germany	22	197
Ireland	11	77
Italy	41	416
Norway	12	91
Portugal	3	42
Spain	35	414
Sweden	75	404
United Kingdom	105	864
Total International Markets	336	2,690
Total	898	10,059
(1)	Included in the above table are 65 theatres and 320 screens that we manage or in which we have a partial ownership interest. In the U.S. markets segment, we manage or have a partial interest in four theatres and 55 screens. In the International markets segment, we manage or have a partial interest in 61 theatres and 265 screens.

Our theatrical exhibition revenues are generated primarily from box office admissions and theatre food and beverage sales. We offer consumers a broad range of entertainment alternatives including traditional film programming, private theatre rentals, independent and foreign films, performing arts, music and sports. We also offer food and beverage alternatives beyond traditional concession items, including collectible concession vessels, made-to-order meals, customized coffee, healthy snacks, beer, wine, premium cocktails, and dine-in theatre options. The balance of our revenues is generated from ancillary sources, including on-screen advertising, fees earned from our customer loyalty programs, rental of theatre auditoriums, income from gift card and exchange ticket sales, theatrical distribution, retail popcorn sales, and online ticketing fees.

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

1)	Transform AMC into a World-Class Leader in Customer Engagement

We engage movie-goers through advances in technology and marketing activities to strengthen the bonds with our current guests and create new connections with potential customers that drive both growth and loyalty. We serve our guests, end-to-end, from before they enter our theatres, through their enjoyment of a comprehensive spectrum of film content while at our theatres and then again after the movie when they’ve left the theatre and are deciding what film to see the next time they visit.

In our U.S. markets, we begin the process of engagement with AMC Stubs® (“Stubs”), our customer loyalty program, which allows members to earn rewards, receive discounts and participate in exclusive members-only offerings and services. It features a paid tier called AMC Stubs Premiere™ (“Premiere”) for a flat annual membership fee and a non-paid tier called AMC Stubs Insider™ (“Insider”). Both programs reward loyal guests for their patronage of AMC theatres. Rewards earned are redeemable on future purchases at AMC locations.

AMC Stubs® A-List (“A-List”) is our monthly subscription-based tier of our Stubs loyalty program. This program offers guests admission to movies at AMC up to three times per week, including multiple movies per day and repeat visits to movies from $19.95 to $24.95 per month depending upon the geographic market. A-List also includes premium offerings including IMAX®, Dolby Cinema™ at AMC, RealD, Prime and other proprietary Premium Large Format (“PLF”) brands. A-List members can book tickets online in advance with reserved seating at AMC Theatres for no additional cost.

As of December 31, 2023, we had a combined total of approximately 32 million member households enrolled in A-List, Premiere, and Insider programs. Our Stubs members represented approximately 46% of our U.S. market attendance during the year ended December 31, 2023. Our large database of identified movie-goers also provides us with additional insight into our customers’ movie preferences. This enables us to have an increasingly comprehensive, more personalized and targeted marketing effort.

In our International markets, we currently have loyalty programs in all territories in which we operate. Movie-goers can earn points for spending money at the theatre, and those points can be redeemed for tickets or food and beverage items, depending on the program, at a later date. We currently have approximately 16.6 million members in our various International loyalty programs.

Our marketing efforts expand beyond our loyalty program. We continue to improve our customer connections through our website and mobile apps and expand our online and movie offerings. We upgraded our mobile applications across the U.S. circuit with the ability to order food and beverage offerings via our mobile applications while ordering tickets ahead of scheduled showtimes.

In June 2021, the Company launched AMC Investor Connect (“AIC”), an innovative new communication initiative to engage directly with its sizable retail shareholder base and convert shareholders into AMC consumers. AIC allows our shareholders to self-identify through our website and receive special offers and important communications. As part of AIC, domestic members must sign up for a Stubs account, which includes providing additional personalized data that allows us to more precisely engage with our investor consumers. As of December 31, 2023, there were approximately 1.2 million global members of AIC, which is comprised of both registered and beneficial shareholders.

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

Comfort and Convenience. Recliner seating is a key feature of many of our locations. We believe that maximizing comfort and convenience for our customers will be increasingly necessary to maintain and improve our relevance. These locations include plush, electric recliners that allow customers to deploy a leg rest and fully recline at the push of a button. These locations typically warrant increased ticket prices to reflect the enhanced consumer experience.

As of December 31, 2023, in our U.S. markets, we featured recliner seating in 362 U.S. theatres, including Dine-in-Theatres, totaling approximately 3,588 screens and representing 48.7% of total U.S. screens. In our International markets, as of December 31, 2023, we had recliner seating in 82 International theatres, totaling 554 screens and representing 20.6% of total International screens.

Open-source internet ticketing makes AMC’s entire universe of seats in the U.S. (approximately 1 million as of December 31, 2023), for all our show times, as available as possible, on as many websites and mobile applications as possible. Our tickets are currently sold either directly at the box office or through mobile apps, at our own website and mobile app and through other third-party ticketing vendors. For the year ended December 31, 2023, approximately 69% of our tickets were purchased online in the U.S., with approximately 83% of total online tickets being purchased through our own website and mobile apps.

Imaginative Food and Beverage Initiatives. Our deployment initiatives also apply to food and beverage enhancements. We have expanded our menu of enhanced food and beverage products to include meals, healthy snacks, premium beers, wine and mixed drinks, and other gourmet products. Our long-term growth strategy calls for investment across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage design improvements to the development of new dine-in theatre options. We have expanded the capabilities of our online and mobile apps to include the ability to pre-order food and beverages when advanced tickets are purchased. Guests then have the items ready upon arrival and available at dedicated pick-up areas or delivered to seat at select theatres.

Our MacGuffins Bar and Lounges (“MacGuffins”) give us an opportunity to offer alcohol to our legal age customers in our U.S. markets. As of December 31, 2023, we offered alcohol in 382 theatres in our U.S. markets and 231 theatres in our International markets.

Below is a summary of our recliner seating, Dine-In Theatres, and alcohol amenities by reportable segment as of December 31, 2023.

	U.S. Markets		International Markets		Consolidated
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2023	2022	2023	2022	2023	2022
Recliner screens operated	3,588	3,503	554	621	4,142	4,124
Recliner theatres operated	362	361	82	96	444	457
Dine-In screens operated	675	684	13	13	688	697
Dine-In theatres operated	49	49	3	3	52	52
Number of theatres offering alcohol	382	357	231	236	613	593

Exciting Premium Large Format Offerings. PLF auditoriums generate our highest customer satisfaction scores, and we believe the investment in PLFs increases the value of the movie-going experience for our guests, ultimately leading to additional ticket revenue. To that end, we are committed to investing in and expanding our offerings of the best sight and sound experiences through a combination of our partnerships with IMAX® and Dolby Cinema™ and the further development of our own proprietary PLF offerings.

●	IMAX®. IMAX® is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations.

As of December 31, 2023, AMC was the largest IMAX® exhibitor in the U.S., with 184 IMAX® screens and a 51% market share. Each one of our IMAX® local installations is protected by geographic exclusivity, and as of December 31, 2023, our IMAX® screen count was 102% higher than our closest competitor. Additionally, as of December 31, 2023, our per-screen grosses were 34% higher than our closest competition. We also operate 33 IMAX® screens in International markets. As part of our long-term growth strategy, we expect to continue to expand our IMAX® relationship across the U.S. and Europe, further strengthening our position as the largest IMAX® exhibitor in the U.S. and a significant IMAX® exhibitor in Europe.

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

As of December 31, 2023, we operated 162 Dolby Cinema™ at AMC auditoriums in the U.S. and seven Dolby Cinema™ auditoriums in the International markets. We expect to expand the deployment of our innovative Dolby Cinema™ auditoriums in both our U.S. and International markets as part of our long-term growth strategy.

●	In-house PLF Brands. We also offer our private label PLF experience at many of our locations, with superior sight and sound technology and enhanced seating as contrasted with our traditional auditoriums. These proprietary PLF auditoriums offer an enhanced theatrical experience for movie-goers beyond our current core theatres, at a lower price premium than IMAX® or Dolby Cinema™. Therefore, it may be especially relevant in smaller or more price-sensitive markets. As of December 31, 2023, we operated 57 screens under proprietary PLF brand names in the U.S. markets and 79 screens in the International markets.

The following table provides detail with respect to large screen formats, such as IMAX® and our proprietary Dolby Cinema™, other PLF screens, enhanced food and beverage offerings and our premium seating as deployed throughout our circuit on December 31, 2023 and December 31, 2022:

	U.S. Markets		International Markets		Consolidated
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
Format	2023	2022	2023	2022	2023	2022
Number of theatres:
IMAX®	183	185	33	35	216	220
Dolby Cinema™ theatres	162	156	7	9	169	165
In-house PLF	57	57	76	82	133	139
Dine-in	49	49	3	3	52	52
Premium seating	362	361	82	96	444	457
Number of screens:
IMAX®	184	186	33	35	217	221
Dolby Cinema™ theatres	162	156	7	9	169	165
In-house PLF	57	57	79	83	136	140
Dine-in	675	684	13	13	688	697
Premium seating	3,588	3,503	554	621	4,142	4,124

Laser at AMC. We launched Laser at AMC, a broadscale initiative to upgrade the projectors at 3,500 auditoriums throughout the U.S., with cutting-edge laser projectors. The Laser at AMC experience delivered by laser projection from Cinionic, a global leader in laser-powered cinema solutions, provides guaranteed light levels that are at the top end of the 2D DCI specification. The technology improves image contrast, produces more vivid colors, and maximizes brightness, compared to digital projectors with a xenon light source. We are partnering with Cinionic through their Cinema-as-a-Service program which requires minimal upfront capital investment required by AMC. The initial agreement to install 3,500 projectors is expected to be completed by 2026, with 1,325 installations completed as of December 31, 2023.

3)	Performance-Based Expansion and Strategic Closure of Theatres

Our long-term growth strategy includes the deployment of our strategic growth initiatives, opening new-build theatres and continued exploration of small acquisitions. By expanding our platform through disciplined new-build theatres and acquisitions, we are able to further deploy our proven strategic initiatives while further diversifying our consumer base, leading to greater appeal for more films. The additional scale achieved through new-build theatres and acquisitions also serves to benefit our business through global procurement savings and increased overhead efficiencies. We believe that expansion offers us additional opportunities to introduce our proven guest-focused strategies to movie-goers and will generate meaningful benefits to guests, employees, studio partners and our shareholders.

The following table sets forth our historical information concerning new builds (including expansions), acquisitions and dispositions (including permanent closures of underperforming theatres and net construction closures) and end-of-period operated theatres and screens through December 31, 2023:

					Permanent/Temporary
	New Builds		Acquisitions		(Closures), net		Total Theatres
	Number of	Number of	Number of	Number of	Number of	Number of	Number of	Number of
Fiscal Year	Theatres	Screens	Theatres	Screens	Theatres	Screens	Theatres	Screens
Beginning balance							1,006	11,091
2019	10	85	7	70	(19)	(205)	1,004	11,041
2020	8	63	1	14	(63)	(575)	950	10,543
2021	10	82	11	140	(25)	(203)	946	10,562
2022	7	51	15	157	(28)	(296)	940	10,474
2023	—	—	6	31	(48)	(446)	898	10,059
	35	281	40	412	(183)	(1,725)

4)	Pursue Adjacent Opportunities that Extend the AMC Brand

We believe there is considerable opportunity to extend and monetize the AMC brand outside of our movie theatre auditoriums. We plan to pursue opportunities that capitalize on our attractive customer base, our leading brand, our 100+ years of food and beverage expertise, and technology capabilities.

As part of that strategy, we have expanded our food and beverage business beyond theatrical exhibition and enter the multi-billion dollar popcorn industry with the launch of AMC Theatres Perfectly Popcorn in the U.S. markets.

●	During 2023, we began offering ready-to-eat and microwaveable AMC Theatres Perfectly Popcorn products that are available or will be available for purchase in well-known grocery stores around the country or on-line via Amazon.com.
●	Freshly popped AMC Theatres Perfectly Popcorn is available through food delivery-to-home services.
●	“To Go” packages at our theatres of freshly popped popcorn are available for takeout and/or pickup.

AMC Theatres Perfectly Popcorn is an opportunity to diversify our business and to create a new food and beverage revenue stream.

During 2023, we launched the AMC Entertainment Visa Card – the only co-branded movie theatre credit card in the United States. AMC Entertainment Visa Card cardholders earn Stubs rewards points with every purchase and extra points when making purchases at an AMC theatre.

We made our inaugural foray into theatrical distribution in 2023 when we, along with our sub-distribution partners, served as the theatrical distributor for two theatrical releases: TAYLOR SWIFT | THE ERAS TOUR and RENAISSANCE: A FILM BY BEYONCÉ. We have the potential to capitalize on new theatrical distribution opportunities in the future which would lead to additional theatrical distribution revenue and increased admissions market share for the films we distribute.

5)	Explore Attractive Acquisitions Leveraging Our Existing Capabilities and Core Competencies

As part of our plans to pursue value-enhancing initiatives that lead to diversification of our business, we will consider attractive and opportunistic acquisitions inside and outside the theatrical exhibition industry that leverage our footprint and capabilities, as well as the core competencies and experiences of our management team.

Our Competitive Strengths

We believe we have the following competitive strengths:

Leading guest engagement through digital marketing and technology platforms. Through our Stubs loyalty programs, we have developed a consumer database of approximately 32 million households, representing approximately 64 million individuals. Our digital marketing and technology platforms allow us to engage with these customers frequently, efficiently and on a very personalized level. We believe personalized data drives increased engagement, resulting in higher attendance.

Leading market share in important, affluent and diverse markets. As of December 31, 2023, across our three biggest metropolitan markets in the United States—New York, Los Angeles and Chicago, representing 18% of the country’s total box office—we held a 44% combined market share. We operated theatres located in the top 25 U.S. markets, holding the #1 or #2 position in 18 of those 25 markets based on box office revenue. As of December 31, 2023 we are also the #1 theatre operator in Italy, Sweden, Norway, and Finland; the #2 operator in the United Kingdom, Ireland, Spain and Portugal, and the #4 operator in Germany. We believe our strong presence in these top markets makes our theatres highly visible and therefore strategically more important to content providers, who rely on the large audiences and marketing momentum provided by major markets to drive opinion-making and deliver a movie’s overall box office results.

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

Well located and highly productive theatres. Our theatres are generally located in the top retail centers across the U.S. We believe this provides for long-term visibility and higher productivity and is a key element in the success of our enhanced food and beverage and more comfort and convenience initiatives. Our location strategy, combined with our strong major market presence, enable us to deliver industry-leading theatre-level productivity. During the year ended December 31, 2023, 9 of the 10 highest grossing theatres in the U.S. were AMC theatres, according to data provided by Comscore. During the same period, AMC’s U.S. markets average total revenues per theatre was approximately $6.6 million. This per unit productivity is important not only to content providers, but also to developers and landlords, for whom per location and per square foot sales numbers are critical measures.

Our AMC Classic branded theatres are located primarily in smaller, suburban and rural markets, which affects total revenues per theatre. However, in general, theatres located in smaller suburban and rural markets tend to have less competition and a lower cost structure.

In our International markets, many theatres are located in top retail centers in major metropolitan markets with high visibility. We believe that deploying our proven strategic initiatives in these markets will help drive attendance and greatly improve productivity. Other theatres are in larger and mid-sized cities and towns in affluent regions.

Deployment of unique pricing structures to enhance revenue. We have developed a dedicated pricing department and, as a result, we have deployed several different strategic pricing structures that have increased revenue and profitability.

A-List is our monthly subscription-based tier of our Stubs loyalty program. This program offers guests admission to movies at AMC up to three times per week, including multiple movies per day and repeat visits to movies from $19.95 to $24.95 depending on geographical market. We also offer Stubs members “Discount Tuesday”, a reduced price for movie attendance on Tuesdays.

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

During the year ended December 31, 2023, films licensed from our seven largest movie studio distributors based on revenues accounted for approximately 84% of our U.S. admissions revenues, which consisted of Universal, Disney, Warner Bros., Sony, Paramount, Lionsgate, and 20th Century Studios. In Europe, approximately 78% of our box office revenue came from films attributed to our five largest movie distributor groups, which consisted of Universal, Warner Bros., Disney, Sony, and Paramount. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor’s films in any given year.

During 2023 we, along with our sub-distribution partners, served as the theatrical distributor for two theatrical releases: TAYLOR SWIFT | THE ERAS TOUR and RENAISSANCE: A FILM BY BEYONCÉ. The distribution business is a new source of revenue that we have the potential to capitalize on in the future.

Food and Beverage. Food and beverage sales are our second largest source of revenue after box office admissions. We offer enhanced food and beverage products that include meals, healthy snacks, premium liquor, beer and wine options, and other gourmet products. Our long-term growth strategy calls for investment across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage menu improvements to the expansion of our Dine-In-Theatre brand.

We currently operate 49 Dine-In-Theatres in the U.S. and three Dine-In-Theatres in Europe that deliver chef-inspired menus with seat-side or delivery service to luxury recliners with tables. Our recent Dine-In-Theatre concepts are designed to capitalize on the latest food service trend, the fast and casual eating experience.

MacGuffins give us an opportunity to offer alcohol to our legal age customers in our U.S. markets. As of December 31, 2023, we offered alcohol in approximately 382 theatres in our U.S. markets and 231 theatres in our International markets and continue to explore expansion globally.

During 2023 we began offering ready-to-eat and microwaveable AMC Theatres Perfectly Popcorn products that are available or will be available for purchase in well-known grocery stores around the country or on-line via Amazon.com

Theatrical Exhibition Industry and Competition

U.S. markets. In the U.S., the movie exhibition business is large and mature, however, the number of total screens in the U.S. has declined since the onset of the COVID-19 pandemic. We believe it is the quality of the movie-going experience that will define our future success. Whether through enhanced food and beverage options (Food and Beverage Kiosks, Marketplaces, Coca-Cola Freestyle, MacGuffins or Dine-in-Theatres), more comfort and convenience (recliner seating, open-source internet ticketing, reserved seating), engagement and loyalty (AMC Stubs®, mobile apps, social media, or AMC Investor Connect) or sight and sound (digital and laser projection, 3D, Dolby Cinema™ at AMC, IMAX® or other PLF screens), it is the ease of use and the amenities that these innovations bring to customers that we believe will help drive sustained profitability in the years ahead.

The following table represents information about the U.S./Canada exhibition industry obtained from the National Association of Theatre Owners, with the exception of box office revenues for calendar years 2023, 2022, and 2021 obtained from Comscore. See Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7 thereof for information regarding our operating data:

	Box Office		Average
	Revenues	Attendance	Ticket
Calendar Year	(in millions)	(in millions)	Price
2023	$9,034	833	$10.84
2022	7,454	708	10.53
2021	4,544	447	10.17
2020	2,205	240	9.18
2019	11,400	1,244	9.16
2018	11,880	1,304	9.11
2017	11,091	1,236	8.97
2016	11,372	1,314	8.65
2015	11,120	1,320	8.42
2014	10,400	1,270	8.19

Based on information obtained from Comscore, we believe that the three largest exhibitors, in terms of U.S./Canada box office revenue (AMC, Regal Entertainment Group, and Cinemark Holdings, Inc.) generated approximately 54% of the box office revenues in 2023.

International markets. Movie-going is a popular leisure activity with high penetration across key geographies in our International markets. Theatre appeal has proven resilient to competition for consumers’ leisure spending and to recessionary periods. The European market lags the U.S. market across a number of factors, including annual spend per customer, number of IMAX® screens, and screens per capita, which causes us to believe that the deployment of our customer initiatives will be successful in these markets. Additionally, our European markets are more densely populated and operate with fewer screens per one million of population, making the screens more valuable.

U.S. films generate the majority of the box office in Europe, but movie-goers in specific geographies also welcome locally produced films with local actors and familiar story lines which can mitigate film genre attendance fluctuations.

The following table provides information about the exhibition industry attendance for the International markets where we operate obtained from territory industry trade sources; see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7 thereof for information regarding our operating data:

	Calendar Year
(In millions)	2023	2022	2021	2020	2019
United Kingdom	124.4	117.5	74.6	44.0	176.0
Germany	96.3	78.6	42.5	37.3	119.9
Italy	75.9	47.9	26.6	30.2	104.7
Spain	75.0	59.8	41.5	28.7	105.8
Portugal	11.8	9.2	5.3	3.6	15.2
Ireland	11.6	10.7	6.1	3.9	15.1
Sweden	11.2	10.4	6.1	5.4	15.8
Norway	9.3	8.8	5.6	4.8	11.3
Finland	7.2	5.8	3.4	3.9	8.4
Total	422.7	348.7	211.7	161.8	572.2

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

The theatrical exhibition industry faces competition from other forms of out-of-home entertainment, such as concerts, amusement parks and sporting events, and from other distribution channels for filmed entertainment, such as video streaming services, premium video on demand (“PVOD”), cable television, pay-per-view, and home video systems, as well as from all other forms of entertainment.

We believe movie-going is a compelling consumer out-of-home entertainment experience. Movie theatres currently garner a relatively small share of overall consumer entertainment time and spend, and our industry benefits from available capacity to satisfy additional consumer demand.

Seasonality

Our revenues are dependent upon the timing of motion picture releases by distributors. The most marketable motion pictures are usually released during the summer and the year-end holiday seasons. Therefore, our business is seasonal, with higher attendance and revenues generally occurring during the summer months and holiday seasons.

Regulatory Environment

Our theatres in the U.S. must comply with Title III of the Americans with Disabilities Act (“ADA”). Compliance with the ADA requires that public accommodations, including websites and mobile apps for such accommodations, be accessible to individuals with disabilities and that new construction or alterations are made to conform to accessibility guidelines. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, and awards of damages to private litigants and additional capital expenditures to remedy such noncompliance. As an employer covered by the ADA, we must make reasonable accommodations to the limitations of employees and qualified applicants with disabilities, provided that such reasonable accommodations do not pose an undue hardship on the operation of our business. In addition, many of our employees are covered by various government employment regulations, including minimum wage, overtime and working conditions regulations. In Europe, all territories have similar national regulations relating to disabilities.

Our operations also are subject to federal, state and local laws regulating such matters as construction, renovation and operation of theatres, as well as wages and working conditions, citizenship, health and sanitation requirements, consumer and employee privacy rights, and licensing, including alcoholic beverage sales. We believe our theatres are in material compliance with such requirements.

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

Human Capital Resources

Our People. AMC promotes a healthy culture where people are encouraged to achieve their personal best and work together with integrity and openness to change. AMC associates are core to our commitment to deliver the best theatrical experience in the world. They uphold AMC’s mission of focusing on the guest experience where excellent customer service is complemented with amazing food and beverage, comfort, and premium sight and sound.

As of December 31, 2023, we employed a total of 33,812 associates consisting of 2,881 full-time and 30,931 part-time associates, up from a total of 33,694 associates consisting of 2,787 full-time and 30,907 part-time associates as of December 31, 2022. Among our 33,812 associates, we employed 24,165 in the United States and 9,647 in our international markets.

Talent Acquisition, Development and Retention. Critical to our operation is the hiring, development, and retention of qualified associates who support our guest-focused mission. Acquiring the right talent at speed and scale is a core capability that we regularly monitor and manage, given the need to rapidly staff our frontline operations at certain times of the year. Once hired, we train for success, creating experiences and programs that promote performance, growth, and long-term career opportunities. Programs like our Leadership Academy (AMC) and Incredible Leadership (Odeon) are designed to upskill and enhance managerial capability, facilitate quality execution of our business initiatives, drive guest satisfaction, and increase return on investment. Furthermore, our trainings include compulsory modules that meet regulatory requirements, policy enforcement and best practices to adhere to employment laws, practical tactics for safety and security, and compliance with anti-corruption regulations. Our measures to maintain a holistic view of the associate experience support the needs of our associates through engagement opportunities, including recognition programs and events.

Diversity, Equity and Inclusion (“DEI”). Belonging is fundamental to our culture and key to our success. AMC’s efforts around DEI help us maintain a global workforce as diverse as the guests we serve and the movies we show on our screens. We provide a multi-channel approach to building awareness and training to reinforce an inclusive workplace through continuous learning opportunities. AMC has five DEI councils that are most representative of the largest diverse communities in our workforce: Women (42%), Latinx (27%), African American (19%), Asian American & Pacific Islander (4%), and LGBTQ+ (an emerging number). By appointing AMC officers to serve as Executive Sponsors, we ensure these efforts are championed at the highest levels of the Company, which has resulted in improved openness and reinforced the importance of all types of diversity in delivering our business outcomes. Our culture is strengthened as we embrace our diversity and lead with fairness and impartiality to create a more inclusive workplace. Additionally, our work has been recognized externally: AMC has received a perfect score for 15 consecutive years on the Human Rights Campaign Foundation’s Corporate Equality Index as one of the Best Places to Work for LGBTQ Equality; 9 consecutive years as one of the Best Places to Work for people with disabilities through the Disability Equality Index; named one of Forbes Best Employers for Diversity from 2018-2022, and most recently recognized by Newsweek as one of America’s Greatest Workplaces for Diversity, America’s Greatest Workplaces for LGBTQ+, America’s Greatest Workplaces for Job Starters, and America’s Greatest Workplaces for Parents & Families.

Compensation, Benefits, Safety and Wellness. We offer market competitive salaries and wages, generally targeting market median, to attract and retain qualified talent. Our compensation programs are designed to drive engagement and support business objectives through pay-for-performance and incentive opportunities that reward the achievement of operational and financial goals. As part of our ongoing efforts to monitor and maintain pay equity, we partner with advisory companies to conduct statistical pay analysis using industry best practices to ensure pay programs are administered equitably. We also use the services of independent compensation consulting firms to advise on matters including market competitiveness and program design.

In addition, we prioritize and invest in our associate’s health and welfare. Our “LiveWell” philosophy is based on a whole person approach to physical, fiscal, and emotional wellness tailored to the diverse needs of our global workforce in each country we operate. Examples, include global Employee Assistance Programs, Headspace Mindfulness application, Cuckoo application, and Mental Health First Aiders training. Comprehensive health and welfare benefits for eligible associates are supplemented with specific programs to manage or improve common health conditions, a variety of voluntary benefits to satisfy individual needs, and paid time off.

Our commitment to the safety and health of our associates continues to be a top priority as demonstrated by our ongoing professional training and awareness campaigns. All Theatre Support Center and Theatre Leadership associates complete in-person and online courses focused on professionalism, safety, and security that meet or exceed regulatory requirements and best practices as determined by the Equal Employment Opportunities Commission (“EEOC”), Payment Card Industry (“PCI”), Securities and Exchange Commission (“SEC”), and Sarbanes-Oxley Act (“SOX”).

Available Information

We make available free of charge on our website (www.amctheatres.com) under “Investor Relations” / Financial Performance”/ “SEC Filings,” annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy materials on Schedule 14A and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials with the Securities and Exchange Commission. The contents of our website are not incorporated into this report. The Securities and Exchange Commission maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information about the Company.

Information about our Executive Officers

The following table sets forth certain information regarding our executive officers and key employees as of February 28, 2024:

Name	Age	Position(s) Held
Adam M. Aron	69	Chairman of the Board, Chief Executive Officer and President
Sean D. Goodman	58	Executive Vice President, International Operations, Chief Financial Officer and Treasurer
Elizabeth Frank	54	Executive Vice President, Worldwide Programming and Chief Content Officer
Daniel Ellis	55	Executive Vice President, Chief Operations and Development Officer
Ellen Copaken	47	Senior Vice President, Marketing
Kevin M. Connor	61	Senior Vice President, General Counsel and Secretary
Chris A. Cox	58	Senior Vice President, Chief Accounting Officer
Carla C. Chavarria	58	Senior Vice President, Chief Human Resources Officer

All our current executive officers hold their offices at the pleasure of our board of directors, subject to rights under their respective employment agreements in some cases. There are no family relationships between or among any executive officers.

Mr. Adam Aron has served as Chief Executive Officer, President and a director of the Company since January 2016, and as Chairman of the Board since July 2021. From February 2015 to December 2015, Mr. Aron was Chief Executive Officer of Starwood Hotels and Resorts Worldwide, Inc. and served on its board of directors from 2006 to 2015. Since 2006, Mr. Aron also has served as Chairman and Chief Executive Officer of World Leisure Partners, Inc., which he founded and which serves as a personal consultancy for matters related to travel and tourism, high-end real estate development, and professional sports. Mr. Aron served as Chief Executive Officer and Co-Owner of the Philadelphia 76ers from 2011 to 2013, and remained an investor in the team through early 2023. From 2006 to 2015, Mr. Aron served as Senior Operating Partner of Apollo Management L.P., a leading private equity investor. During the past ten years, Mr. Aron has previously served on the board of directors of Norwegian Cruise Line Holdings, Ltd., Centricus Acquisitions Corp, Prestige Cruise Holdings Inc., and HBSE (which is a private company that owns the NHL’s New Jersey Devils and the NBA’s Philadelphia 76ers). Mr. Aron received a Master’s of Business Administration degree with distinction from the Harvard Business School and a Bachelor of Arts degree cum laude from Harvard College. Mr. Aron brings to the Board significant business and executive leadership experience, including valuable insight into consumer services. In a variety of industries, he has more than 30 years of experience as a Chief Executive Officer, more than 35 years of experience as a corporate director, and more than 45 years of consumer-engagement experience.

Mr. Sean D. Goodman is AMC’s Executive Vice President, Chief Financial Officer and Treasurer. Mr. Goodman’s areas of responsibility at AMC include international operations, information technology, and procurement. Mr. Goodman has served on the Board of Directors of Hycroft Mining, Inc. as AMC’s representative since April 2022. Prior to joining AMC in December 2019, Mr. Goodman was the Chief Financial Officer of Fortune 500 retailer Asbury Automotive Group, Inc. from July 2017 to November 2019. Earlier in his career, Mr. Goodman held Chief Financial Officer roles at Unifi, Inc. and Landis+Gyr, AG. In addition, Mr. Goodman served in strategy and finance leadership roles at Fortune 20 retailer The Home Depot, Inc. Mr. Goodman began his career as an investment banker with Morgan Stanley, Inc. and in various consulting and accounting positions with Deloitte LLP. Mr. Goodman has a Master’s of Business Administration degree from The Harvard Business School and a Bachelor of Business Science Degree (with honors) from the University of Cape Town in South Africa. Mr. Goodman is a certified public accountant.

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

Ms. Ellen Copaken has served as Senior Vice President, Marketing of AMC since August 2023. Between February 2022 and August 2023, Ms. Copaken served as Vice President, Growth Strategy and led all aspects of AMC’s Perfectly Popcorn home popcorn product launch. Prior to joining AMC, Ms. Copaken served as Partner at global innovation consulting firm, Sterling Rice Group, where she led client relationships and growth strategy engagements in foodservice, retail, consumer package goods and hospitality industries. Previously, she worked in marketing leadership roles for Frito-Lay, PepsiCo and Hostess Brands in general management, innovation and brand management. During her time in the consumer-packaged goods industry, she launched dozens of new food and beverage products in grocery, retail and restaurant/foodservice. Ms. Copaken has a Bachelor of Arts from University of Pennsylvania and a Master’s of Business Administration from The Wharton School.

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

Item 1A. Risk Factors.

The following is a summary list of risk factors:

Financial Risks

●	absent more normalized levels of attendance and operating revenues, our ability to obtain additional liquidity, which if not realized or is insufficient, likely would result in us seeking an in-court or out-of-court restructuring of our liabilities, and in the event of such future liquidation or bankruptcy proceeding, holders of our Common Stock and other securities would likely suffer a total loss of their investment;
●	our substantial level of indebtedness and our current liquidity constraints could adversely affect our financial condition and our ability to service our indebtedness, to pre-pay debt, and to refinance debt and to do so with comparable interest rates or other favorable terms, and our ability to take advantage of certain business opportunities, which could negatively impact the ability of investors to recover their investment in our Common Stock;
●	risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges;

●	limitations on the availability of capital or poor financial results may prevent us from deploying strategic initiatives; and
●	we are currently not paying dividends and in the future may not generate sufficient cash flows or have sufficient restricted payment capacity under our Credit Agreement or the indentures governing our debt securities to pay dividends on our Common Stock.

Operational Risks

●	risks relating to motion picture production and theatrical performance;
●	our lack of control over distributors of films;
●	increased use of alternative film delivery methods, including premium video on demand or other forms of entertainment;
●	shrinking exclusive theatrical release windows or release of movies to theatrical exhibition and streaming platforms on the same date, and the production and theatrical release of fewer movies as a consequence of labor stoppages, increased cost of production, decreased consumer demand, or changes in strategic focus of studios;
●	intense competition in the geographic areas in which we operate among exhibitors or from other forms of entertainment;
●	failures, unavailability or security breaches of our information systems;
●	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;
●	our ability to achieve expected synergies, benefits and performance from our strategic theatre acquisitions and strategic initiatives;
●	the risk of severe weather events or other events caused by climate change disrupting or limiting operations;
●	general and international economic, political, regulatory, social and financial market conditions, including potential economic recession, inflation, and other risks that may negatively impact discretionary income and our operating revenues and attendance levels;
●	the availability and/or cost of energy in Europe may negatively impact our operating results;
●	supply chain disruptions, labor shortages, and inflation may negatively impact our operating results;
●	optimizing our theatre circuit through new construction and the transformation of our existing theatres may be subject to delay and unanticipated costs; and
●	the expiration of our current equity incentive plan could cause difficulties in retaining and hiring executives, which could cause an adverse impact on cash flow or adverse accounting consequences from alternative forms of compensation.

Regulatory Risks

●	general and international economic, political, regulatory, social and financial market conditions, including potential economic recession, inflation, and other risks that may negatively impact discretionary income and our operating revenues and attendance levels;
●	review by antitrust authorities in connection with acquisition opportunities;
●	risks relating to the incurrence of legal liability, including costs associated with ongoing securities class action lawsuits;
●	increased costs in order to comply or resulting from a failure to comply with governmental regulation, including the GDPR and all other current and pending privacy and data regulations in the jurisdictions where we have operations; and
●	the potential for political, social, or economic unrest, terrorism, hostilities, cyber-attacks or war, including the conflict between Russia and Ukraine and other international conflicts.

Risks Related to our Shares

●	there has been significant recent dilution and there may continue to be additional future dilution of our Common Stock, which could adversely affect the market price of shares of our Common Stock;
●	the market prices and trading volumes of our shares of Common Stock have experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Common Stock to incur substantial losses;
●	the risk of a “short squeeze” due to a sudden increase in demand for shares of our Common Stock that largely exceeds supply and/or focused investor trading in anticipation of a potential short squeeze has led to, may be currently leading to, and could again lead to, extreme price volatility in shares of our Common Stock;
●	there is no guarantee that our retail stockholders will continue to support AMC in the future, and negative sentiment among AMC’s retail stockholder base in the future could have a material adverse impact on the market price of the Common Stock and investor’s investment therein;
●	future offerings of debt, which would be senior to our Common Stock upon liquidation, and/or other preferred equity securities, which may be senior to our Common Stock for purposes of distributions or upon liquidation, could adversely affect the market price of our Common Stock;
●	anti-takeover protections in our certificate of incorporation and our bylaws may discourage or prevent a takeover of our Company, even if an acquisition would be beneficial to our stockholders;
●	an issuance of preferred stock, including the Series A Convertible Participating Preferred Stock, could dilute the voting power of the common stockholders and adversely affect the market value of our Common Stock;
●	information available in public media that is published by third parties, including blogs, articles, online forums, message boards and social and other media may include statements not attributable to the Company and may not be reliable or accurate; and
●	increases in market interest rates may cause potential investors to seek higher returns and therefore reduce demand for our Common Stock, which could result in a decline in the market price of our Common Stock.

Financial Risks

In the absence of significant increases in operating revenues and attendance from current levels, or obtaining significant additional sources of liquidity, an investment in our Common Stock is highly speculative; holders of our Common Stock could suffer a total loss of their investment.

To remain viable beyond the next twelve months, the Company is expected to require additional sources of liquidity, reductions or abatements of its rent obligations and/or significant increases in operating revenues and attendance levels, see Liquidity and Capital Resources—For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022 included in Part II, Item 7 thereof for further information regarding operating revenue and attendance assumptions. The required amounts of additional liquidity may be material. Although the Company believes that cash flow from operations will be sufficient to meet its material cash requirements over the next twelve months, it is actively continuing to explore additional sources of liquidity. The Company is unable to determine at this time whether any additional sources of liquidity will be available to it or if available, individually or taken together, will be sufficient to address its potential liquidity needs. There is significant uncertainty as to whether these potential sources of liquidity will be realized or that they will be sufficient to generate the material amounts of additional liquidity that may be required until the Company is able to achieve more normalized levels of attendance and operating revenues. Any individual source of liquidity that the Company is pursuing may not be sufficient to address all the Company’s future liquidity requirements, and even if all of the potential sources of liquidity that the Company is pursuing are available, they may not be sufficient to address the Company’s liquidity requirements. Further, any relief provided by lenders, governmental agencies, and business partners may not be adequate and may include onerous terms, scheduled film releases may fail to drive increased operating revenues and attendance, scheduled releases may be postponed or moved to the home video market, or the attendance levels of, and revenues generated by, our theatres may normalize at a level that will not support our substantial amount of indebtedness, rent liabilities or other obligations. Due to these factors, if the Company is unable to obtain the necessary additional sources of liquidity, an investment in our Common Stock is highly speculative.

Significant impacts on our business caused by changes in the film exhibition industry during the course of and after the COVID-19 pandemic include, and are likely to continue to include, among others: (1) decreased attendance at our theatres, including due to changes in consumer behavior in favor of viewing feature-length movies at home on directly to video streaming or PVOD platforms or spending on alternative forms of entertainment, (2) unavailability of employees due to general shortages in the labor market, (3) our inability to generate significant cash flow from operations if our theatres continue to operate at significantly lower than historical levels, which could lead to a need to increase our indebtedness, and negatively impact our ability to comply with the financial covenants, as applicable, in our debt agreements and (4) our inability to service our existing and future indebtedness or other liabilities.

With the changing operating landscape for the film exhibition industry following the COVID-19 pandemic, coupled with decreases in revenue during that time frame, we may face difficulty in maintaining relationships with our creditors, landlords, vendors, motion picture distributors, customers, and employees. Since the outbreak of the COVID-19 virus, some movie studios have reduced the theatrical exclusive release window, have skipped a theatrical release and released their movies through streaming or other channels, or have announced that future theatrical releases will be released concurrently through streaming channels. Studios may continue to do so with additional releases.

Work stoppages by the Writers Guild of America and Screen Actors Guild–American Federation of Television and Radio Artists during 2023 also had an impact upon the production pipeline for theatrical releases by most studios, which are expected to have the effect of decreasing the volume of theatrical releases in 2024, and therefore negatively affect our attendance levels and revenue. The new collective bargaining agreements with these labor unions may lead to increased costs to create content, which could cause studios to demand greater fees for the exhibition of their motion pictures, or further reduce the amount of future theatrical releases.

In the event the Company’s operating revenues do not continue to increase to pre-COVID-19 levels, we would seek to negotiate with creditors changes to our balance sheet liabilities and continue to take steps to reach agreements with our landlords to reduce or abate our rent obligations. Ultimately, if operating revenues do not normalize and we are unsuccessful in restructuring our liabilities, we would face the risk of a future liquidation or bankruptcy proceeding, in which case holders of the Company’s Common Stock would likely suffer a total loss of their investment.

Our substantial level of indebtedness and liquidity constraints could adversely affect our financial condition and our ability to service our indebtedness, which could negatively impact an investor’s ability to recover their investments in the Common Stock.

We have a substantial amount of indebtedness, which requires significant interest payments. As of December 31, 2023, the carrying value of our corporate borrowings and finance lease obligations were $4,577.4 million ($4,504.3 million aggregate principal amount) and $55.4 million, respectively. As of December 31, 2023, we also had approximately $4.5 billion of discounted rental payments under operating leases (with a weighted average remaining lease term of 8.7 years).

Including repayments of deferred lease amounts, the Company’s cash expenditures for rent increased substantially in the second, third, and fourth quarters of 2021 and throughout 2022 and 2023 as previously deferred rent payments and landlord concessions started to become current obligations. The Company received rent concessions provided by the lessors that aided in mitigating the economic effects of COVID-19 during the pandemic. These concessions primarily consisted of rent abatements and the deferral of rent payments. As a result, deferred lease amounts were approximately $56.3 million as of December 31, 2023. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for a summary of the estimated future repayment terms for the deferred lease amounts due to COVID-19.

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

Amendment (as defined in Note 8—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof) and Twelfth Amendment (as defined in Note 8—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof) from March 31, 2022 to March 31, 2023 and then from March 31, 2023 to March 31, 2024, respectively, in each case, as described, and on the terms and conditions specified, therein, including a minimum liquidity requirement of $100 million during the covenant suspension period. A breach of any condition to the financial covenant suspension set forth in the Credit Agreement may result in an event of default under the Credit Agreement or resume testing of the financial covenant. The current maturity date of the Senior Secured Revolving Credit Facility is April 22, 2024 and we currently do not expect to extend such maturity or replace the Senior Secured Revolving Credit Facility upon such maturity;
●	we must use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness, which reduces or will reduce funds available to us for other purposes such as working capital, capital expenditures, other general corporate purposes and potential acquisitions;
●	our ability to refinance such indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;
●	we are exposed to fluctuations in interest rates because our senior credit facilities have variable rates of interest;
●	our leverage may be greater than that of some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in responding to current and changing industry and financial market conditions;
●	there are significant constraints on our ability to incur additional debt; and
●	we may be more vulnerable to economic downturn and adverse developments in our business.

 We and our subsidiaries may be able to incur additional indebtedness in the future, subject to the restrictions and compliance obligations contained in the agreements governing our indebtedness. To the extent new indebtedness is added to our debt levels, including as a result of satisfying interest payment obligations on certain of our indebtedness with payments-in-kind, the related risks that we now face could intensify.

Our ability to meet our expenses, to remain in compliance with our covenants under our debt instruments and to make future principal and interest payments in respect of our debt depends on, among other factors, our operating performance, competitive developments and financial market conditions, all of which are significantly affected by financial, business, economic and other factors outside of our control. Given current industry and economic conditions, our cash flow may not be sufficient to allow us to pay principal and interest on our debt and meet our other obligations.

To the extent our relationship with lenders is negatively affected by disputes that may arise from time to time, it may be more difficult to seek covenant relief, if needed, or to raise additional funds in the future.

We may incur future impairment charges to goodwill, other intangibles, or long-lived assets and future theatre and other closure charges.

We have a significant amount of goodwill on our balance sheet as a result of acquisitions. As of December 31, 2023, goodwill recorded on our consolidated balance sheet totaled $2,358.7 million. If the market price of our Common Stock declines, if the fair value of our debt declines, or if other events or circumstances change that would more likely than not reduce the fair value of our reporting units below their respective carrying value, all or a portion of our goodwill may be impaired in future periods.

We review long-lived assets, goodwill, indefinite-lived intangible assets and other intangible assets and theatre assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The review for goodwill compares the fair value for each of our reporting units to their associated carrying value. Factors that could lead to impairment of goodwill and intangible assets include adverse industry or economic trends, reduced estimates of future cash flows, and declines in the market price of our Common Stock or declines in the fair value of our debt. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance, including estimating the fair value of our corporate borrowings and finance lease liabilities. We may be required to record future charges to earnings during the period in which an impairment of goodwill or intangible assets is determined to exist. During the years ended December 31, 2023, December 31, 2022, and December 31, 2021, we recorded impairment of long-lived asset charges of $106.9 million, $133.1 million, $77.2 million, respectively. The assets impaired during year 2023 included 68 theatres in the U.S. markets with 738 screens and 57 theatres in the International markets with 488 screens. We did not record any goodwill non-cash impairment charges during the years ended December 31, 2023, December 31, 2022, and December 31, 2021 as we determined it was not more likely than not that the fair value of our reporting units was below their respective carrying values.

Limitations on the availability of capital and reductions to capital expenditures may delay or prevent deployment of strategic initiatives.

Implementation of our key strategic initiatives, including premium sight and sound, other upgrades to auditoriums, and food and beverage enhancements require significant capital expenditures. Our gross capital expenditures were approximately $225.6 million, $202.0 million, and $92.4 million for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively. We estimate that our cash outflows for capital expenditures, net of landlord contributions, will be approximately $175 million to $225 million for the year ending December 31, 2024 to maintain and enhance operations. A lack of available capital resources due to business performance or other financial commitments could prevent or delay the deployment of innovations in our theatres. We may reduce capital expenditures significantly or seek additional financing or issue additional securities, which may affect the timing and scope of growth strategy. We cannot be certain that we will be able to obtain new financing on favorable terms, or at all. In addition, covenants under our existing indebtedness limit our ability to incur additional indebtedness, and the performance of any additional or improved theatres may not be sufficient to service the related indebtedness that we are permitted to incur.

We are currently not paying dividends and in the future may not generate sufficient cash flows or have sufficient restricted payment capacity under our Credit Agreement or the indentures governing our debt securities to pay dividends on our Common Stock.

We are currently not paying a cash dividend. We are only able to pay dividends from our available cash on hand and funds received from our subsidiaries. Our subsidiaries' ability to make distributions to us will depend on their ability to generate substantial operating cash flow. Our ability to pay dividends to our stockholders in the future is subject to the terms of our Credit Agreement and the indentures governing our outstanding notes. Our operating cash flow and ability to comply with restricted payment covenants in our debt instruments will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond our control. In addition, dividend payments are not mandatory or guaranteed, and our board of directors may determine not to resume the payment of dividends. We may not pay dividends as a result of the following additional factors, among others:

●	we are not legally or contractually required to pay dividends;
●	even if we determine to resume paying cash dividends, the actual amount of dividends distributed and the decision to make any distribution is entirely at the discretion of our board of directors and future dividends, if any, will depend on, among other things, our results of operations, cash requirements, financial condition, business opportunities, provisions of applicable law and other factors that our board of directors may deem relevant;
●	the inability to deduct all or significant portions of our interest expense for tax purposes, will ultimately increase the need to generate revenues to support our capital structure;
●	the amount of dividends distributed is and will be subject to contractual restrictions under the restrictive payment covenants contained in the indentures governing our debt securities, the terms of our Credit Agreement, and the terms of any other outstanding or future indebtedness incurred by us or any of our subsidiaries; and
●	the amount of dividends distributed is subject to state law restrictions.

Operational Risks

Our business depends on motion picture production and performance and is subject to intense competition, including increases in alternative film delivery methods or other forms of entertainment.

Our ability to operate successfully depends upon the availability, diversity and appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our markets. The most attended films are usually released during the summer and the calendar year-end holidays, making our business seasonal. We primarily license first-run motion pictures, the success of which has increasingly depended on the marketing efforts of the major motion picture studios and the duration of the exclusive theatrical release windows. Poor performance of, or any disruption in the production of these motion pictures (including by reason of a strike or lack of adequate financing), a reduction in, or suspension of, the marketing efforts of the major motion picture studios, the choice by distributors to release fewer feature-length movies theatrically, or the choice to release feature-length movies directly to video streaming or PVOD platforms, either in lieu of or on the same date as a theatrical release, could hurt our business and results of operations. Conversely, the successful performance of these motion pictures, particularly the sustained success of any one motion picture, or an increase in effective marketing efforts of the major motion picture studios and extension of the exclusive theatrical release windows, may generate positive results for our business and operations in a specific fiscal quarter or year that may not necessarily be indicative of, or comparable to, future results of operations. As movie studios rely on a smaller number of higher grossing “tent pole” films there may be increased pressure for higher film licensing fees. Our loyalty program and certain promotional pricing also may affect performance and increase the cost to license motion pictures relative to revenue for admission. In addition, a change in the type and breadth of movies offered by motion picture studios and the theatrical exclusive release window may adversely affect the demographic base of movie-goers.

Motion picture production is highly dependent on labor that is subject to various collective bargaining agreements. Stikes by the Writers Guild of America and the Screen Actors Guild–American Federation of Television and Radio Artists during 2023 halted production of motion pictures for several months, and are expected to delay or otherwise affect the supply, of certain motion pictures. The disruption in film production may also cause delays for currently scheduled film release dates. It is difficult to anticipate the scope and timing of such delays. It is difficult to predict the full extent of the adverse impact of the strikes on the Company’s business and results of operations in future reporting periods. Studios are party to collective bargaining agreements with a number of other labor unions, and failure to reach timely agreements or renewals of existing agreements, including pending renewals with the American Federation of Musicians and the International Alliance of Theatrical Stage Employees, may further affect the production and supply of theatrical motion picture content.

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

We also compete with other film and content delivery methods, including video streaming, network, syndicated cable and satellite television, as well as video-on-demand, pay-per-view services, subscription streaming services, and social media platforms. We also compete for the public’s leisure time and disposable income with other forms of entertainment, including sporting events, video gaming, social media, amusement parks, live music concerts, live theatre, and restaurants. An increase in the popularity of these alternative film delivery methods and other forms of entertainment could reduce attendance at our theatres, limit the prices we can charge for admission and materially adversely affect our business and results of operations.

We rely on distributors of motion pictures, over whom we have no control, for the films that we exhibit, and our business may be adversely affected if our access to motion pictures is limited or delayed.

Our business depends on maintaining good relations with these distributors, as this affects our ability to negotiate commercially favorable licensing terms for first-run films or to obtain licenses at all. With only seven movie studio distributors representing approximately 84% of our U.S. markets’ box office revenues in 2023 and five movie studio distributors representing approximately 78% of our International markets’ box office revenues in 2023, there is a high level of concentration and continued consolidation in the industry. Our business may be adversely affected if our access to motion pictures is limited or delayed because of deterioration in our relationships with one or more distributors or for some other reason. To the extent that we are unable to license a popular film for exhibition in our theatres, our operating results may be adversely affected.

Our results of operations will be impacted by shrinking theatrical exclusive release windows and other practices adopted by movie studies.

Over the last decade, the average theatrical exclusive release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available to consumers in-home, has decreased from approximately four months to approximately one-and-one half months. Additionally, during the COVID-19 pandemic, certain movie studios adopted strategies that have eliminated the theatrical exclusive release window. While this trend has diminished in 2023 as the COVID-19 pandemic has diminished, studios may adopt similar strategies in the future that shorten or eliminate the theatrical release window. These practices have significantly impacted our revenues and are expected to continue to have an adverse impact on our business and results of operations going forward.

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

Potential cybersecurity incidents could interfere with our business and operations. Computer hacking, installation of malware, installation of ransomware, phishing, and spamming attacks against online networking platforms have become more prevalent and more sophisticated. Though it is difficult to determine what, if any, harm may directly result from any specific attack or interruption, such events could also be expensive to remedy, harm our reputation or brands, lead users to lose trust and confidence in our business, and/or result in costly fines, penalties, and costly remediation requirements. We, and others on our behalf, also store “personally identifiable information” (“PII”) with respect to employees, vendors, customers, and others. We and our third-party vendors have been subject to, and will likely continue to be subject to, attempts to gain unauthorized access to our and their information systems. None of these attempts has individually or in the aggregate resulted in a cybersecurity incident with a material impact on our financial condition or results of operations. While we have implemented safeguards to protect the privacy of PII, there is still a risk of a material cybersecurity incident where hackers or others might obtain information, which could result in potentially costly remedial action, as well as potential fines, penalties, lawsuits, and reputational damage.

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

The success of our business depends on our ability to recruit and retain staff members for our theatres. Labor shortages and demand for staff are becoming more prominent after the COVID-19 pandemic. Without proper staffing, wait times to buy tickets and concessions are extended, operating hours may be reduced, and, in some cases, theatres cannot open at all. As patrons return to our theatres in greater numbers, these conditions may result in a poor guest experience, perhaps causing them to not return in the future. These labor shortages have also required us to raise wages to be competitive in the small available workforce. Increased labor costs cut into profits already impacted by COVID-19 and the recovery from the pandemic.

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

In addition, the improvement of our existing theatres through our enhanced food and beverage offerings, recliner seating, and premium sight and sound initiatives is subject to substantial risks, such as difficulty in obtaining permits, landlord approvals and operating licenses (e.g., liquor licenses). We may also experience cost overruns from delays or other unanticipated costs in both new construction and facility improvements. Furthermore, our new sites and transformed locations may not perform to our expectations.

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

The Company's current equity incentive plan expired in December 2023 and a new equity incentive plan has not been put into place. Without a new equity incentive plan, the Company could experience difficulties retaining and hiring executives due to its inability to issue compensatory equity awards and could experience an adverse impact on its cash flow or adverse accounting consequences from alternative forms of compensation.

The current equity incentive plan of the Company expired at the end of its 10-year term in December 2023. As required by New York Stock Exchange (“NYSE”) rules, the Company intends to ask its stockholders for approval of a new equity incentive plan at its 2024 annual meeting. There can be no guarantee that the stockholders will approve a new plan. The absence of an equity incentive plan may create challenges for executive recruitment and retention. Absent a new plan, the Company could issue equity-related awards to be settled in cash. The issuance of such awards may mitigate short-term risks related to executive recruitment and retention, but cash settlements of these awards would negatively impact cash flow and would require the Company to account for these awards based on the fair value of the related equity at the end of each reporting period, giving effect to the portion of services rendered during the requisite service periods. Until such time as the stockholders approve a new equity incentive plan, equity-related awards made to executives would need to be settled in cash. Continued issuance of cash-settled awards may not be sustainable given the Company’s cash flow challenges. The operating cash flow of the Company is still negative.

Regulatory Risks

General political, social and economic conditions can reduce our operating revenues and attendance.

Our success depends on general political, social, and economic conditions and the willingness of consumers to spend money at movie theatres. If going to motion pictures becomes less popular or consumers spend less on food and beverage, our operations could be adversely affected. In addition, our operations could be adversely affected if consumers’ discretionary income falls as a result of an economic downturn. Geopolitical events, including the threat of regional war, terrorism or cyber-attacks, or widespread health emergencies, such as pandemics or epidemics, could cause people to avoid our theatres or other public places where large crowds are in attendance. In addition, due to our concentration in certain markets, natural disasters such as hurricanes or earthquakes in those markets could adversely affect our overall results of operations.

We are subject to substantial government regulation, which could entail significant cost.

We are subject to various federal, state and local laws, regulations and administrative practices both domestically and internationally affecting our business, and we must comply with provisions regulating antitrust, customary health and sanitation standards, equal employment, environmental, licensing for the sale of food and, in some theatres, alcoholic beverages, and data protection and privacy laws, including GDPR, and all other current and pending privacy and data regulations in the jurisdictions where we have operations. Our new theatre openings could be delayed or prevented or our existing theatres could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses. Changes in existing laws or implementation of new laws, regulations and practices could have a significant impact on our business. A significant portion of our theatre level employees are part-time workers who are paid at or near the applicable minimum wage in the theatre’s jurisdiction. Increases in the minimum wage and implementation of reforms requiring the provision of additional benefits will increase our labor costs.

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

In the United States, our theatres must comply with Title III of the ADA. Compliance with the ADA requires that public accommodations, including websites and mobile apps for such public accommodations, “reasonably accommodate” individuals with disabilities and that new construction or alterations made to “commercial facilities” conform to accessibility guidelines unless “structurally impracticable” for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, and an award of damages to private litigants or additional capital expenditures to remedy such non-compliance, any of which could have a material adverse effect on our operations and financial condition. In Europe, all territories have similar national regulations relating to disabilities that our theatres operate in accordance with. Noncompliance with these regulations could carry financial, operational and reputation risks.

We are subject to complex taxation, changes in tax rates, adoption of new United States, European Union or international tax legislation and disagreements with tax authorities that could adversely affect our business, financial condition or results of operations.

We are subject to many different forms of taxation in both the United States and in foreign jurisdictions where we operate. Current economic and political conditions make compliance with domestic and international tax and transfer pricing laws and regulations, including in the United States, United Kingdom, and European Union subject to ongoing change. The cost of compliance is high and likely to increase in the future. Any failure on our part to comply with these laws and regulations can result in negative publicity and diversion of management time and effort and could subject us to significant liabilities and other penalties.

Numerous countries have agreed to a statement in support of the Organization for Economic Co-operation and Development (“OECD”) model rules that propose a global minimum tax rate of 15% and European Union member states have agreed to implement the global minimum tax. Certain countries, including European Union member states, have enacted or are expected to enact legislation to be effective as early as 2024, with widespread implementation of a global minimum tax expected by 2025. We will continue to monitor pending legislation and implementation by individual countries and evaluate the potential impact on our business in future periods.

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

As a result of our international operations, 23.4% of our revenues were derived from countries outside the United States for the year ended December 31, 2023. The success of our international operations is subject to risks that are beyond our control. Accordingly, our business is subject to risks associated with doing business internationally, including:

●	difficulties and costs of staffing and managing international operations among diverse geographies, languages and cultures;
●	the impact of regional or country-specific business cycles and economic instability;
●	the potential for political, social, or economic unrest, terrorism, hostilities, cyber-attacks or war, including the conflict between Russia and Ukraine and other international conflicts, and adverse changes in political or economic relations with the United States;
●	fluctuations in foreign currency exchange rates which could lead to fluctuations in our reported results of operations or result in significant decreases in the value of our international investments as denominated in U.S. Dollars;
●	increased foreign interest rates, foreign exchange fees and other bank charges as a result of financing our foreign operations;
●	exposure to anti-corruption laws, including the Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act (the “Bribery Act”), and export-control regulations and economic sanctions regulations, including those promulgated by the Office of Foreign Assets Control, United States Department of Treasury (“OFAC”);
●	exposure to local economic conditions, labor and employment conditions, and local laws and regulations, including data privacy laws, tariffs, or other trade barriers;
●	difficulty in protecting our brand, reputation and intellectual property; and
●	restrictions on the ability to obtain or retain licenses required for operation.

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

From January 1, 2020 through February 21, 2024, the outstanding shares of our Common Stock have increased by 258,070,230 shares (on a Reverse Stock Split adjusted basis) in a combination of at-the-market sales, conversion of Series A Convertible Participating Preferred Stock, shareholder litigation settlement, conversion of Class B common stock, conversion of notes, exchanges of notes, transaction fee payments, and equity grant vesting. On March 14, 2023, the Company held the Special Meeting and obtained the requisite stockholder approval for the Charter Amendments and on August 14, 2023, we filed the amendment to our Certificate of Incorporation implementing the Charter Amendments effective as of August 24, 2023. Accordingly, in accordance with the Charter Amendments, we increased the total number of authorized shares of Common Stock from 524,173,073 to 550,000,000 shares of Common Stock and effectuated a reverse stock split at a ratio of one share of Common Stock for every ten shares of Common Stock outstanding. In accordance with the terms of the Certificate of Designations governing the Series A Convertible Participating Preferred Stock, following the effectiveness of the Charter Amendments all outstanding shares of our Series A Convertible Participating Preferred Stock converted into 99,540,642 shares of Common Stock. As of February 21, 2024, there were 263,278,238 shares of Common Stock issued and outstanding. We expect to issue additional shares of Common Stock to raise cash to bolster our liquidity, to repay, refinance, redeem or exchange indebtedness (including expenses, accrued interest and premium, if any), for working capital, to finance strategic initiatives and future acquisitions or for other purposes. We may also issue preferred equity securities or securities convertible into, or exchangeable for, or that represent the right to receive, shares of Common Stock or acquire interests in other companies, or other assets by using a combination of cash and shares of Common Stock, or just shares of Common Stock.

Additionally, vesting under our equity compensation programs results in the issuance of new shares of Common Stock and shares withheld to cover tax withholding obligations upon vesting remain available for future grants. Any of these events would likely dilute the ownership interests of current stockholders and reduce our earnings per share, and could have an adverse effect on the price of our shares of Common Stock. For capitalized terms used herein but not defined see Note 9—Stockholders’ Deficit in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof.

The market price and trading volume of our shares of Common Stock have experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Common Stock to incur substantial losses.

The market prices and trading volume of our shares of Common Stock have experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Common Stock to incur substantial losses. For example, during 2023 through February 21, 2024, as adjusted for the Reverse Stock Split, the market price of our Common Stock has fluctuated from an intra-day low of $3.59 per share on February 6, 2024 to an intra-day high on the NYSE of $85.30 on February 28, 2023. The last reported sale price of our Common Stock on the NYSE on February 21, 2024 was $4.57 per share. During 2023 through February 21, 2024, daily trading volume ranged from approximately 771,720 to 84,989,600 shares.

We believe that the volatility and our market prices have reflected and may continue to reflect market and trading dynamics unrelated to our underlying business, or macro or industry fundamentals, and we do not know how long these dynamics will last.

Extreme fluctuations in the market price of our Common Stock have been accompanied by reports of strong and atypical retail investor interest, including on social media and online forums. The market volatility and trading patterns we have experienced create several risks for investors, including the following:

●	the market price of our Common Stock has experienced and may continue to experience rapid and substantial increases or decreases unrelated to our operating performance or prospects, or macro or industry fundamentals, and substantial increases may be significantly inconsistent with the risks and uncertainties that we continue to face;
●	factors in the public trading market for our Common Stock may include the sentiment of retail investors (including as may be expressed on financial trading and other social media sites and online forums), the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our Common Stock and any related hedging and other trading factors;
●	our market capitalization, as implied by various trading prices, currently reflects valuations that diverge significantly from those seen prior to recent volatility, and to the extent these valuations reflect trading dynamics unrelated to our financial performance or prospects, purchasers of our Common Stock could incur substantial losses if there are declines in market prices;
●	to the extent volatility in our Common Stock is caused, or may from time to time be caused, as has widely been reported, by a “short squeeze” in which coordinated trading activity causes a spike in the market price of our Common Stock as traders with a short position make market purchases to avoid or to mitigate potential losses, investors purchase at inflated prices unrelated to our financial performance or prospects, and may thereafter suffer substantial losses as prices decline once the level of short-covering purchases has abated; and
●	if the market price of our Common Stock declines, you may be unable to resell your shares of Common Stock at or above the price at which you acquired them. We cannot assure you that the equity issuance of our Common Stock will not fluctuate or decline significantly in the future, in which case you could incur substantial losses.

We may continue to incur rapid and substantial increases or decreases in the market price of our Common Stock in the foreseeable future that may not coincide in timing with the disclosure of news or developments by or affecting us. Accordingly, the market price of our shares of Common Stock may fluctuate dramatically and may decline rapidly, regardless of any developments in our business. Overall, there are various factors, many of which are beyond our control, that could negatively affect the market price of our Common Stock or result in fluctuations in the price or trading volume of our Common Stock, including:

●	the impacts resulting from the COVID-19 pandemic;
●	actual or anticipated variations in our annual or quarterly results of operations, including our earnings estimates and whether we meet market expectations with regard to our earnings;
●	our current inability to pay dividends or other distributions;
●	publication of research reports by analysts or others about us or the motion picture exhibition industry, which may be unfavorable, inaccurate, inconsistent or not disseminated on a regular basis;
●	changes in market interest rates that may cause purchasers of our shares to demand a different yield;
●	changes in market valuations of similar companies;
●	market reaction to any additional equity, debt or other securities that we may issue in the future, and which may or may not dilute the holdings of our existing stockholders;
●	additions or departures of key personnel;
●	actions by institutional or significant stockholders;
●	short interest in our securities and the market response to such short interest;
●	dramatic increase or decrease in the number of individual holders of our Common Stock and their participation in social media platforms targeted at speculative investing;
●	speculation in the press or investment community about our company or industry;
●	strategic actions by us or our competitors, such as acquisitions or other investments;
●	legislative, administrative, regulatory or other actions affecting our business, our industry, including positions taken by the Internal Revenue Service (“IRS”);
●	strategic actions taken by motion picture studios such as changes to the number of films to be released theatrically or the shuffling of film release dates;
●	investigations, proceedings, or litigation that involve or affect us;
●	the occurrence of any of the other risk factors included or incorporated by reference in this Annual Report on Form 10-K; and
●	general market and economic conditions.

Negative sentiment among AMC’s retail stockholder base could have a material adverse impact on the market price of our Common Stock and your investment therein.

Some of our retail investors have referred to themselves as “Apes” on social media and in other forums. Self-proclaimed “Apes” are widely viewed as playing a significant role in the market dynamics that have resulted in substantial increases and volatility in the market prices of our Common Stock and other so-called “meme” stocks. While AMC and its management have actively sought to foster positive relationships with its significant retail stockholder base as the owners of AMC, and while AMC’s retail stockholder base has been credited favorably with assisting AMC in raising significant capital in the past, there is no guarantee that AMC will be able to continue to benefit from support from its retail stockholder base in the future. Negative investor sentiment could have a material adverse impact on the market price of our Common Stock.

Information available in public media that is published by third parties, including blogs, articles, online forums, message boards and social and other media may include statements not attributable to the Company and may not be reliable or accurate.

We have received, and may continue to receive, a high degree of media coverage that is published or otherwise disseminated by third parties, including blogs, articles, online forums, message boards and social and other media. This includes coverage that is not attributable to statements made by our directors, officers or employees. You should read carefully, evaluate and rely only on the information contained in this Annual Report on Form 10-K, the definitive Proxy Statement on Schedule 14A filed on September 29, 2023, the prospectus supplement filed November 9, 2023, the accompanying prospectus or any applicable free writing prospectus or incorporated documents filed with the SEC in determining whether to purchase our shares of Common Stock. Information provided by third parties may not be reliable or accurate and could materially impact the trading price of our Common Stock which could cause losses to your investments.

Future offerings of debt, which would be senior to our Common Stock upon liquidation, and/or other preferred equity securities, which may be senior to our Common Stock for purposes of distributions or upon liquidation, could adversely affect the market price of our Common Stock.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or preferred equity securities, including convertible or non-convertible senior or subordinated notes, convertible or non-convertible preferred stock, medium-term notes and trust preferred securities, to raise cash or bolster our liquidity, to repay, refinance, redeem or repurchase indebtedness (including expenses, accrued interest and premium, if any), for working capital, to finance strategic initiatives and future acquisitions or for other purposes. Upon liquidation, holders of our debt securities and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our Common Stock. In addition, any additional preferred stock we may issue could have a preference on liquidating distributions or a preference on distribution payments that could limit our ability to make a distribution to the holders of our Common Stock. Since our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings potentially reducing the market price of our Common Stock.

Anti-takeover protections in our certificate of incorporation and bylaws may discourage or prevent a takeover of our Company, even if an acquisition would be beneficial to our stockholders.

Provisions contained in certificate of incorporation and bylaws, as amended, as well as provisions of the Delaware General Corporation Law (the “DGCL”) delay or make it more difficult to remove incumbent directors or for a third-party to acquire us, even if a takeover would benefit our stockholders. These provisions include:

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

Our issuance of shares of preferred stock could delay or prevent a change of control of our company. Our board of directors has the authority to cause us to issue, without any further vote or action by the stockholders, up to 50,000,000 shares of preferred stock, par value $0.01 per share, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. The issuance of shares of preferred stock may have the effect of delaying, deferring or preventing a change in control of our company without further action by the stockholders, even where stockholders are offered a premium for their shares. As of February 21, 2024, 50,000,000 shares of preferred stock are authorized and available for issuance.

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

Increases in market interest rates may cause potential investors to seek higher returns and therefore reduce demand for our Common Stock, which could result in a decline in the market price of our Common Stock.

One of the factors that may influence the price of our Common Stock is the return on our Common Stock (i.e., the amount of distributions or price appreciation as a percentage of the price of our Common Stock) relative to market interest rates. An increase in market interest rates may lead prospective purchasers of our Common Stock to expect a return, which we may be unable or choose not to provide. Further, higher interest rates would likely increase our borrowing costs and potentially decrease the cash available for distribution. Thus, higher market interest rates could cause the market price of our Common Stock to decline.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

The Company recognizes the importance of developing, implementing, and maintaining cybersecurity measures to assess, identify, and manage material risks from cybersecurity (including cybersecurity threats associated with the use of third-party service providers), to safeguard our information systems, and to protect the confidentiality, integrity, and availability of the data on our information systems.

Managing Material Risks & Integrated Overall Risk Management

The Company has strategically integrated cybersecurity risk management into our broader risk management framework. Management has formed cross-functional risk and information security committees (the “Security Committees”) to initiate, develop, review and implement cybersecurity policies, procedures and training to mitigate cybersecurity risks. Our information technology (“IT”) cybersecurity leadership team works closely with our Security Committees and internal audit team to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Risk Management Personnel

The Company’s senior IT leadership, comprised of the Chief Information Officers of both AMC and Odeon, and IT cybersecurity teams have the primary responsibility for assessing, monitoring, and managing, our cybersecurity programs. The Company’s senior IT leadership bring over fifty years of combined IT experience to their roles. Each member of the Company’s IT cybersecurity leadership team, comprised of the AMC Sr. Director Cybersecurity and Network, the AMC Director Cybersecurity, the Odeon Group Head of Cyber, Risk and Operations and the AMC VP IT Operations, brings 20+ years of IT experience. The Company regularly invests in training on these teams, and key leadership positions hold CISSP certifications. Our senior IT leadership and IT cybersecurity team, with input as appropriate from the Security Committees, oversee our governance programs, tests our compliance with standards, remediate known risks, and direct employee training.

Monitoring Cybersecurity Incidents

The Security Committees are continually informed about the latest developments in cybersecurity, including potential threats and risk management techniques. The Security Committees, and in particular senior IT leadership, IT cybersecurity and internal audit members serving on the Security Committees, implement and oversee processes for the regular monitoring of our information systems. The Company follows the NIST framework to design and implement security processes, tools and procedures, and regular system audits identify and lead to remediation of potential vulnerabilities. In the event of a cybersecurity incident, senior IT leadership and the Security Committees are equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact, internal and external communication plans, and notification requirements.

Engagement of Consultants for Risk Management Services

Recognizing the complexity and evolving nature of cybersecurity threats, the Company engages with a range of external experts to perform a variety of functions for the Company. These include, but are not limited to, cybermaturity audits, targeted ransomware assessment and table-top exercises, red and purple team attack simulations, internal penetration tests and other internal and external audits. These partnerships enable us to leverage specialized knowledge and insights into our cybersecurity strategies and processes.

Overseeing Third-Party Risk

Because we are aware of the risks associated with third-party service providers, the Company implements processes to oversee and manage these risks. The Company utilizes software products and services to monitor and protect the Company’s environment from possible third-party breaches impacting the Company’s environment. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties. Third-parties who have access to highly sensitive information due to services performed and data retained are subject to increased scrutiny.

Risks from Cybersecurity Threats

We have not experienced any cybersecurity incidents that we believe have materially affected, or are likely to materially affect, the Company.

Governance

Board of Directors and Audit Committee Oversight

Our board of directors (the “Board”) understands the critical nature of managing risks associated with cybersecurity threats. The Board has established robust oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats.

The audit committee of the Board (the “Audit Committee”) is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for overseeing these risks. Senior IT leadership regularly informs the Audit Committee, the Chief Financial Officer and other members of the Company’s senior leadership of cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company.

Management’s Role Managing Risk

Senior IT leadership play a pivotal role in managing cybersecurity risk and keeping the Audit Committee apprised of cybersecurity developments. Senior IT leadership provide comprehensive briefings to the Audit Committee on a periodic basis. These briefings encompass a broad range of topics, including:

●	current cybersecurity landscape and emerging threats;
●	status of ongoing cybersecurity initiatives and strategies;

●	learnings from any cybersecurity events; and
●	compliance with regulatory requirements and industry standards.

In addition to our scheduled meetings, the Audit Committee and senior IT leadership maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. The Company, at the direction of the Audit Committee, conducts periodic reviews of the Company’s cybersecurity posture and the effectiveness of its risk management strategies. These reviews help in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.

Item 2. Properties.

The following table sets forth the general character and ownership classification of our theatre circuit, excluding non-consolidated joint ventures and managed theatres, as of December 31, 2023:

Property Holding Classification	Theatres	Screens
Owned	35	352
Leased	798	9,387
Total	833	9,739

We lease our corporate headquarters in Leawood, Kansas. We believe our facilities are currently adequate for our operations.

Please refer to Narrative Description of Business under Part I, Item 1 of this Annual Report on Form 10-K for the geographic locations of our Theatrical Exhibition circuit as of December 31, 2023. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common equity consists of Class A common stock (“Common Stock”). Our Common Stock has traded on the New York Stock Exchange (the “NYSE”) since December 18, 2013 under the symbol “AMC”. There was no established public trading market for our Class B common stock and on February 1, 2021, all outstanding Class B common stock was converted to Common Stock, which resulted in the retirement of Class B common stock.

From August 22, 2022 until August 24, 2023, we also had outstanding depositary shares of Series A Convertible Participating Preferred Stock in the form of AMC Preferred Equity Units that traded on the NYSE under the symbol “APE”. On August 24, 2023, all outstanding AMC Preferred Equity Units were converted to Common Stock, which resulted in the retirement of the AMC Preferred Equity Units.

Holders of Shares

On February 21, 2024, approximately 1.8 million shares of our Common Stock were directly registered with our transfer agent by 15,110 shareholders. The balance of our outstanding Common Stock was held in “street name” through bank or brokerage accounts.

Dividend Policy

Since April 24, 2020, we have been prohibited from making dividend payments in accordance with the covenant suspension conditions in our Credit Agreement (as defined in Note 8—Corporate Borrowings and Finance Lease Liabilities to the Consolidated Financial Statements included in Part II, Item 8 thereof). The payment of future dividends after expiration of our covenant suspension conditions (for further information see Note 8—Corporate Borrowings and Finance Lease Liabilities to the Consolidated Financial Statements included in Part II, Item 8 on this Annual Report on Form 10-K) is subject to our Board of Directors’ discretion and dependent on many considerations, including limitations imposed by covenants in the agreements governing our indebtedness, operating results, capital requirements, strategic considerations and other factors.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

Except as reported Item 3.02 of in our Current Reports on Form 8-K filed with the SEC on February 9, 2023 (as amended by the Form 8-K filed on February 13, 2023), August 14, 2023, December 12, 2023, December 15, 2023, December 19, 2023, December 22, 2023 and January 2, 2024, all of which are incorporated by reference into this Annual Report on Form 10-K, there were no sales of unregistered securities during the fiscal year ended December 31, 2023.

Issuer Purchase of Equity Securities

None.

Performance Graph

The following stock price performance graph should not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Exchange Act of 1934 (the “Exchange Act”) or the Securities Act of 1933 (the “Securities Act”), as amended, except to the extent that we specifically incorporate this information by reference and shall not otherwise be deemed filed under such acts.

The following stock performance graph compares, for the period December 31, 2018 through December 31, 2023, the cumulative total stockholder returns for AMC’s Common Stock, the Standard & Poor’s Corporation Composite 500 Index and a self-determined peer group consisting of Cinemark Holdings, Inc. (CNK) and IMAX Corporation (IMAX). Measurement points are the last trading day for each month ended December 31, 2018 through December 31, 2023. The graph assumes that $100.00 was invested on December 31, 2018 in our Common Stock and in our peer group and in the Standard & Poor’s Corporation Composite 500 Index and assumes reinvestment of any dividends.

The stock price performance below is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among AMC Entertainment Holdings, Inc., the S&P 500 Index, and a Peer Group

*$100 invested on December 31, 2018 in stock or in index, including reinvestment of dividends. Historical AMC share prices were adjusted by Refinitiv to reflect the impact of the Special Dividend paid on August 19, 2022 and the reverse stock split on August 24, 2023. Fiscal year ended December 31.

	12/18	3/19	6/19	9/19	12/19
AMC Entertainment Holdings, Inc.	100.00	123.60	80.01	94.35	66.38
S&P 500	100.00	113.65	118.54	120.55	131.49
Peer Group	100.00	114.43	103.71	112.15	100.41

		3/20	6/20	9/20	12/20
AMC Entertainment Holdings, Inc.		29.29	39.76	43.65	19.65
S&P 500		105.72	127.44	138.81	155.68
Peer Group		34.00	39.67	36.96	61.10

		3/21	6/21	9/21	12/21
AMC Entertainment Holdings, Inc.		94.62	525.29	352.73	252.08
S&P 500		165.29	179.42	180.47	200.37
Peer Group		70.45	75.63	66.38	57.89

		3/22	6/22	9/22	12/22
AMC Entertainment Holdings, Inc.		228.35	125.58	105.15	61.40
S&P 500		191.15	160.38	152.55	164.08
Peer Group		61.84	54.24	44.29	36.70

		3/23	6/23	9/23	12/23
AMC Entertainment Holdings, Inc.		66.69	58.57	12.05	9.23
S&P 500		176.38	191.80	185.52	207.21
Peer Group		56.22	57.96	64.92	50.05

Item 6. [Reserved].

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the consolidated audited financial statements of AMC included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” and “Risk Factors” in Part I on this Annual Report on Form 10-K for a discussion of the risks, uncertainties and assumptions relating to these statements. See Note 1—The Company and Significant Accounting Policies in Notes to the Consolidated Financial Statements under Part II, Item 8 thereof for information regarding the Company’s significant accounting policies.

Overview

AMC is the world’s largest theatrical exhibition company and an industry leader in innovation and operational excellence. As of December 31, 2023 we operated in 11 countries including the United States and throughout Europe.

Our theatrical exhibition revenues are generated primarily from box office admissions and food and beverage sales. The balance of our revenues is generated from ancillary sources, including on-screen advertising, fees earned from our customer loyalty programs, rental of theatre auditoriums, income from gift card and exchange ticket sales, theatrical distribution, retail popcorn sales, and online ticketing fees. As of December 31, 2023, we owned, operated or had interests in 898 theatres and 10,059 screens.

Significant Events—For the Year Ended December 31, 2023

AMC Distribution. During 2023 we, along with our sub-distribution partners, served as the theatrical distributor for two theatrical releases: TAYLOR SWIFT | THE ERAS TOUR and RENAISSANCE: A FILM BY BEYONCÉ. The distribution business is a new source of revenue that we have the potential to capitalize on in the future.

Lease Termination. During the year ended December 31, 2023, the Company received a $13.0 million buyout incentive from a landlord which provided the landlord the right to terminate the lease of one theatre. The incentive and termination gain resulted in a $16.7 million reduction to rent expense.

Saudi Cinema Company. On December 30, 2022, we entered into an agreement to sell our 10.0% investment in Saudi Cinema Company, LLC for SAR 112.5 million ($30.0 million), subject to certain closing conditions. On January 24, 2023, the Saudi Ministry of Commerce recorded a sale of equity and we received the proceeds on January 25, 2023. We recorded a gain on the sale of $15.5 million in investment income during the year ended December 31, 2023.

Debt Repurchases & Exchanges. The below table summarizes the cash debt repurchase transactions during the year ended December 31, 2023, including related party transactions with Antara, which was a related party from February 7, 2023 to August 25, 2023. These transactions were executed at terms equivalent to an arms-length transaction.

	Aggregate Principal	Reacquisition	Gain on	Accrued Interest
(In millions)	Repurchased	Cost	Extinguishment	Paid
Related party transactions:
Second Lien Notes due 2026	$75.9	$48.5	$40.9	$1.1
5.875% Senior Subordinated Notes due 2026	4.1	1.7	2.3	0.1
Total related party transactions	80.0	50.2	43.2	1.2
Non-related party transactions:
Second Lien Notes due 2026	139.7	91.4	71.3	4.5
Total non-related party transactions	139.7	91.4	71.3	4.5
Total debt repurchases	$219.7	$141.6	$114.5	$5.7

The below table summarizes various debt for equity exchange transactions that occurred during the year ended December 31, 2023. See Note 8—Corporate Borrowings and Finance Lease Liabilities, Note 9—Stockholders’ Deficit, and Note 16—Subsequent Events in Notes to the Consolidated Financial Statements under Part II, Item 8 thereof for more information.

		Shares of
	Aggregate Principal	Common Stock	Gain on	Accrued Interest
(In millions, except for share data)	Exchanged	Exchanged	Extinguishment	Exchanged
Second Lien Notes due 2026	$105.3	14,186,651	$28.3	$1.2

Additional Share Issuances to Antara. On December 22, 2022, we entered into the Forward Purchase Agreement with Antara pursuant to which we agreed to (i) sell to Antara 10,659,511 AMC Preferred Equity Units for an aggregate purchase price of $75.1 million and (ii) simultaneously purchase from Antara $100.0 million aggregate principal amount of the Company’s 10%/12% Cash/PIK Toggle Second Lien Notes due 2026 in exchange for 9,102,619 AMC Preferred Equity Units. On February 7, 2023, we issued 19,762,130 AMC Preferred Equity Units to Antara in exchange for $75.1 million in cash and $100.0 million aggregate principal amount of our 10%/12% Cash/PIK Toggle Second Lien Notes due 2026. We recorded $193.7 million to stockholders’ deficit as a result of the transaction. We paid $1.4 million of accrued interest in cash upon exchange of the notes.

Share Issuances. During the year ended December 31, 2023, we entered into various equity distribution agreements with sales agents to sell shares of our Common Stock and AMC Preferred Equity Units, from time to time, through “at-the-market” offering programs that have been completed.

During the year ended December 31, 2023, the Company raised gross proceeds of approximately $790.0 million and paid fees to sales agents and incurred other third-party issuance costs of approximately $19.8 million and $9.9 million, respectively, through its at-the-market offering of approximately 88.0 million shares of its Common Stock and 7.1 million of its AMC Preferred Equity Units. The Company paid $12.6 million of other third-party issuance costs during the year ended December 31, 2023. See Note 9—Stockholders’ Deficit for further information regarding the at-the-market offerings.

Special Awards. On February 23, 2023, AMC’s Board of Directors approved special awards in lieu of vesting of the 2022 PSU awards. The special awards were accounted for as a modification to the 2022 PSU awards which lowered the Adjusted EBITDA and free cash flow performance targets such that 200% vesting was achieved for both tranches. This modification resulted in the immediate additional vesting of 238,959 Common Stock 2022 PSUs and 238,959 AMC Preferred Equity Unit 2022 PSUs. This was treated as a Type 3 modification (improbable-to-probable) which requires us to recognize additional stock compensation expense based on the modification date fair values of the Common Stock PSUs and AMC Preferred Equity Units PSUs of $14.9 million and $5.3 million, respectively. During the year ended December 31, 2023, we recognized $20.2 million of additional stock compensation expense related to these awards.

NCM Bankruptcy. On April 11, 2023, National CineMedia, LLC (“NCM”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of Texas. NCM is the in-theatre advertising provider for the majority of our theatres in the United States. Under the Chapter 11 Plan (the “Plan”), NCM has assumed its agreements with us. As part of the Plan, on August 7, 2023, NCM issued 16,581,829 common units that were owed to AMC as part of the annual common unit adjustment. But under the terms of the Plan and the restructuring of the equity of NCM thereunder, the NCM common units were immediately cancelled upon the efficacy of the Plan. We have filed appeals with the United States District Court for the Southern District of Texas, objecting to, among other things, certain terms of the Plan, including modification of the terms of the exhibitor services agreement with other parties that were not granted to us and appeal of the court’s order to approve cancellation of the NCM common unit issuance. We do not expect the NCM bankruptcy to have a material impact on the Company.

Shareholder Litigation. Two putative stockholder class actions were filed in the Delaware Chancery Court that assert a breach of fiduciary duty against certain of our directors and a claim for breach of 8 Del. C. § 242 against those directors and us, arising out of our creation of AMC Preferred Equity Units, the transactions between Antara and us that we announced on December 22, 2022, and the Charter Amendments.

This litigation prevented us from immediately implementing the Charter Amendments. On April 2, 2023, the parties entered into a binding settlement term sheet to settle the litigation and allow implementation of the Charter Amendments. On August 11, 2023, the Delaware Chancery Court approved the settlement and on Monday, August 21, 2023, the Delaware Supreme Court confirmed the ruling of the Chancery Court. Pursuant to the settlement term sheet, record holders of Common Stock at the close of business on August 24, 2023, after giving effect to the Reverse Stock Split, but prior to the conversion of AMC Preferred Equity Units into Common Stock, received a payment of one share of Common Stock for every 7.5 shares of Common Stock owned by the Settlement Payment Recipients. On August 28, 2023, the Company made the Settlement Payment and issued 6,897,018 shares of Common Stock. See Note 11—Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements under Item 8 of Part II of this Form 10-K for further information regarding the litigation and settlement. For capitalized terms used herein but not defined see Note 9—Stockholders’ Deficit in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof.

Significant Events—For the Year Ended December 31, 2022

Share Issuances. On September 26, 2022, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Citigroup Global Markets Inc. as a sales agent (“Sales Agent”), to sell up to 42.5 million shares, as adjusted for the Reverse Stock Split, of our AMC Preferred Equity Units, from time to time, through an “at-the-market” offering program. We raised gross proceeds of approximately $228.8 million during the year ended December 31, 2022, through our at-the-market offering of approximately 20.8 million shares, as adjusted for the Reverse Stock Split, of our AMC Preferred Equity Units and paid fees to the Sales Agent and incurred other third-party issuance costs of approximately $5.7 million and $5.5 million, respectively.

AMC Preferred Equity Units. On August 4, 2022, we announced that the Board of Directors declared a special dividend of one AMC Preferred Equity Unit for each share of Class A common stock outstanding at the close of business on August 15, 2022, the record date. The dividend was paid at the close of business on August 19, 2022 to investors who held Class A common stock as of August 22, 2022, the ex-dividend date. Each AMC Preferred Equity Unit was a depositary share and represents an interest in a share of Series A Convertible Participating Preferred Stock evidenced by a depositary receipt pursuant to a deposit agreement. Each AMC Preferred Equity Unit was designed to have the same economic and voting rights as a share of Common Stock. Trading of the AMC Preferred Equity Units on the NYSE began on August 22, 2022 under the ticker symbol “APE” and ceased on August 25, 2023.

Investment in Hycroft. On March 14, 2022, we purchased 2.3 million units of Hycroft Mining Holding Corporation (NASDAQ: HYMC) (“Hycroft”) for $27.9 million, with each unit consisting of one common share of Hycroft and one common share purchase warrant. The units were priced at $11.93 per unit. The preceding amounts have been adjusted for the one-for-ten reverse stock split Hycroft effectuated on November 15, 2023.

Each warrant we hold is exercisable for one common share of Hycroft at a price of $10.680 per share over a 5-year term through March 2027. We account for the common shares of Hycroft under the equity method and we have elected the fair value option in accordance with ASC 825-10. We account for the warrants as derivatives in accordance with ASC 815. Accordingly, the fair value of the investments in Hycroft are remeasured at each subsequent reporting period and unrealized gains and losses are reported in investment expense (income). During the years ended December 31, 2023 and December 31, 2022, the Company recorded unrealized losses related to the investment in Hycroft of $12.6 million and $6.3 million, respectively, in investment expense (income), respectively. See Note 12—Fair Value Measurements in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further information.

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

Significant Events—For the Year Ended December 31, 2021

For a discussion of significant events for the year ended December 31, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022, which is incorporated herein by reference.

Selected Financial Data

	Year Ended
	December 31,
(In millions, except operating data)	2023	2022	2021	2020	2019
Statement of Operations Data:
Revenues:
Admissions	$2,690.5	$2,201.4	$1,394.2	$712.1	$3,301.3
Food and beverage	1,669.8	1,313.7	857.3	362.4	1,719.6
Other revenue	452.3	396.3	276.4	167.9	450.1
Total revenues	4,812.6	3,911.4	2,527.9	1,242.4	5,471.0
Operating Costs and Expenses:
Film exhibition costs	1,291.1	1,051.7	607.7	322.7	1,699.1
Food and beverage costs	315.3	228.6	137.9	88.8	278.7
Operating expense, excluding depreciation and amortization below	1,691.5	1,528.4	1,141.8	856.0	1,686.6
Rent	873.5	886.2	828.0	884.1	967.8
General and administrative:
Merger, acquisition and other costs(1)	1.7	2.1	13.7	24.6	15.5
Other, excluding depreciation and amortization below	241.9	207.6	226.6	156.7	153.0
Depreciation and amortization	365.0	396.0	425.0	498.3	450.0
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill(2)	106.9	133.1	77.2	2,513.9	84.3
Operating costs and expenses	4,886.9	4,433.7	3,457.9	5,345.1	5,335.0
Operating income (loss)	(74.3)	(522.3)	(930.0)	(4,102.7)	136.0
Other expense (income)(3)	(69.1)	53.6	(87.9)	28.9	13.4
Interest expense:
Corporate borrowings	369.6	336.4	414.9	311.0	292.8
Capital and financing lease obligations	3.7	4.1	5.2	5.9	7.6
Non-cash NCM exhibitor services agreement(4)	37.9	38.2	38.0	40.0	40.4
Equity in (earnings) losses of non-consolidated entities(5)	(7.7)	1.6	(11.0)	30.9	(30.6)
Investment expense (income)(6)	(15.5)	14.9	(9.2)	10.1	(16.0)
Loss before income taxes	(393.2)	(971.1)	(1,280.0)	(4,529.5)	(171.6)
Income tax provision (benefit)(7)	3.4	2.5	(10.2)	59.9	(22.5)
Net loss	(396.6)	(973.6)	(1,269.8)	(4,589.4)	(149.1)
Less: Net loss attributable to noncontrolling interests	—	—	(0.7)	(0.3)	—
Net loss attributable to AMC Entertainment Holdings, Inc.	$(396.6)	$(973.6)	$(1,269.1)	$(4,589.1)	$(149.1)
Loss per share attributable to AMC Entertainment Holdings, Inc.'s common stockholders:
Basic and diluted	$(2.37)	$(9.29)	$(13.29)	$(195.76)	$(7.18)
Average shares outstanding
Basic and diluted (in thousands)	167,644	104,769	95,482	23,443	20,767
Dividends declared per basic and diluted common share	$0.00	$0.00	$0.00	$0.15	$4.00

	Year Ended
	December 31,
(In millions, except operating data)	2023	2022	2021	2020	2019
Balance Sheet Data (at period end):
Cash and cash equivalents	$884.3	$631.5	$1,592.5	$308.3	$265.0
Corporate borrowings	4,577.4	5,140.8	5,428.0	5,715.8	4,753.4
Other long-term liabilities	102.7	105.1	165.0	241.3	195.9
Finance lease liabilities	55.4	58.8	72.7	96.0	99.9
AMC Entertainment Holdings, Inc.'s stockholder’s equity (deficit)	(1,847.9)	(2,624.5)	(1,789.5)	(2,885.1)	1,214.2
Total assets	9,009.2	9,135.6	10,821.5	10,276.4	13,675.8
Other Data:
Net cash provided by (used in) operating activities	$(215.2)	$(628.5)	$(614.1)	$(1,129.5)	$579.0
Capital expenditures	(225.6)	(202.0)	(92.4)	(173.8)	(518.1)
Screen additions	—	51	82	63	85
Screen acquisitions	31	157	140	14	70
Screen dispositions	461	323	166	593	210
Construction openings (closures), net	15	27	(37)	18	5
Average screens—continuing operations(8)	9,850	10,118	8,998	5,049	10,669
Number of screens operated	10,059	10,474	10,448	6,048	11,041
Number of theatres operated	898	940	930	503	1,004
Total number of circuit screens	10,059	10,474	10,562	10,543	11,041
Total number of circuit theatres	898	940	946	950	1,004
Screens per theatre	11.2	11.1	11.2	11.1	11.0
Attendance (in thousands)—continuing operations(8)	239,485	200,965	128,547	75,190	356,443
(1)	During the year ended December 31, 2023, expenses were primarily related to legal and professional costs related to strategic contingent planning. During the year ended December 31, 2022, expenses were primarily related to legal and professional costs related to strategic contingent planning. During the year ended December 31, 2021, expenses were primarily due to bonus expense and stock-based compensation expense. During the year ended December 31, 2020, expenses were primarily due to legal and professional costs related to strategic contingent planning. During the year ended December 31, 2019, expenses were primarily due to organizational design including one-time severance and outplacement costs of $9.8 million and acquisitions and divestitures including entity simplification costs of $4.0 million.
(2)	During the year ended December 31, 2023, we recorded non-cash impairment charges related to our long-lived assets of $49.2 million on 68 theatres in the U.S. markets with 738 screens which were related to property, net, and operating lease right-of-use assets, net and $57.7 million on 57 theatres in the International markets with 488 screens which were related to property, net and operating lease right-of-use assets, net. During the year ended December 31, 2022, we recorded non-cash impairment charges related to our long-lived assets of $73.4 million on 68 theatres in the U.S. markets with 817 screens which were related to property, net, and operating lease right-of-use assets, net and $59.7 million on 53 theatres in the International markets with 456 screens which were related to property, net and operating lease right-of-use assets, net. During the year ended December 31, 2021, we recorded non-cash impairment charges related to our long-lived assets of $61.3 million on 77 theatres in the U.S. markets with 805 screens which were related to property, net, operating lease right-of-use assets, net and other long-term assets and $15.9 million on 14 theatres in the International markets with 118 screens which were related to property, net and operating lease right-of-use assets, net. During the year ended December 31, 2020, we recorded goodwill non-cash impairment of $1,276.1 million and $1,030.3 million related to the enterprise fair values of the Domestic Theatres and International Theatres reporting units, respectively. During the year ended December 31, 2020, we recorded non-cash impairment charges related to our long-lived assets of $152.5 million on 101 theatres in the U.S. markets with 1,139 screens and $25.4 million on 37 theatres in the International markets with 340 screens and recorded impairment charges related to indefinite-lived intangible assets of $12.5 million and $2.7 million related to the Odeon and Nordic trade names, respectively, in the International markets. We also recorded non-cash impairment charges of $14.4 million for our definite-lived intangible assets in the Domestic Theatres reporting unit during the year ended December 31, 2020. During the year ended December 31, 2019, we recorded non-cash impairment of long-lived assets of $84.3 million on 40 theatres in the U.S. markets with 512 screens, 14 theatres in the International markets with 148 screens, and a U.S. property held and not used.

(3)	Other (income) for the year ended December 31, 2023, was primarily due to gains on debt extinguishment of $(142.8) and foreign currency transaction gains of $(17.8) million, partially offset by litigation charges of $110.2 million. Other expense for the year ended December 31, 2022, was primarily due to a loss on extinguishment of debt of $135.0 million related to the full redemption of the $500 million aggregate principal amount of the First Lien Notes due 2025, the $300 million aggregate principal amount of the First Lien Notes due 2026, and the $73.5 million aggregate principal amount of the First Lien Toggle Notes due 2026 and a loss on extinguishment of debt of $36.5 million related to the full redemption of the £147.6 million and €312.2 million ($476.6 million) aggregate principal amount of the Odeon Term Loan Facility, partially offset by a gain on extinguishment of debt of $(75.0) million related to the redemption of $118.3 million of aggregate principal amount of the Second Lien Notes due 2026, a gain on extinguishment of debt of $(3.7) million related to the redemption of $5.3 million aggregate principal amount of Senior Subordinated Notes due 2027, $(25.8) million in government assistance related to COVID-19 and $(12.3) million in foreign currency transaction gains. Other income for the year ended December 31, 2021 was primarily due to $87.1 million in government assistance related to COVID-19. Other expense (income) for the year ended December 31, 2020 included a loss of $109.0 million related to the fair value adjustments of the derivative liability and derivative asset for our Convertible Notes, financing fees related to the Exchange Offer of $39.3 million, and credit losses related to contingent lease guarantees of $15.0 million, partially offset by a gain on extinguishment of the Second Lien Notes due 2026 of $93.6 million and financing related foreign currency transaction losses. Other expense of $13.4 million during the year ended December 31, 2019 was primarily due to $16.6 million of expense related to the repayment of indebtedness, foreign currency transaction losses of $1.5 million, non-operating net periodic benefit cost of $1.2 million, and the decrease in fair value of our derivative asset for the contingent call option related to the Class B common stock purchase and cancellation agreement of $17.7 million, partially offset by decrease in fair value of our derivative liability for the embedded conversion feature in our convertible notes of $23.5 million.
(4)	Non-cash NCM exhibitor services agreement includes a significant financing component due to the significant length of time between receiving the non-cash consideration and fulfilling the performance obligation. We received the non-cash consideration in the form of common membership units from NCM, in exchange for rights to exclusive access to our theatre screens and attendees through February 2037.
(5)	Equity in (earnings) of non-consolidated entities was primarily due to equity in earnings from AC JV, LLC (“AC JV”) of $4.9 million for the year ended December 31, 2023. Equity in (earnings) loss of non-consolidated entities was primarily due to equity in loss from Saudi Cinema Company, LLC, partially offset by equity in earnings from DCIP and AC JV for the year ended December 31, 2022. Equity in (earnings) loss of non-consolidated entities was primarily due to equity in earnings from DCIP for the year ended December 31, 2021. Equity in (earnings) loss of non-consolidated entities includes impairment losses in the International markets related to equity method investments of $8.6 million during the year ended December 31, 2020.
(6)	Investment (income) during the year ended December 31, 2023 includes a $(15.5) million gain on sale of our investment in Saudi Cinema Company LLC and interest income of $(15.3) million, partially offset by a decline in estimated fair value of investment in common shares of Hycroft of $6.6 million, a decline in the estimated fair value of our investment in warrants to purchase common shares of Hycroft of $6.0 million, $1.8 million of expense for NCM Common Units, $1.0 million impairment of a cost method investment. Investment expense during the year ended December 31, 2022 includes a decline in estimated fair value of investment in common shares of Hycroft Mining Holding Corporation of $12.5 million partially offset by $(6.2) million of appreciation in estimated fair value of our investment in warrants to purchase common shares of Hycroft Mining Holding Corporation, a $13.5 million loss on sale of our investment in NCM common units offset by interest income of $(5.9) million. Investment income during the year ended December 31, 2021 includes a gain on sale of the Baltics theatres of $5.5 million. Investment expense (income) during the year ended December 31, 2020 includes impairment losses of $15.9 million related to equity interest investments without a readily determinable fair value accounted for under the cost method in the U.S. markets. Investment expense (income) during the year ended December 31, 2019 includes a gain on the sale of our Austria theatres of $12.9 million and a loss on impairment of an investment of $3.6 million.

(7)	During the year ended December 31, 2023, income tax expense was primarily related to changes in domestic indefinite-lived deferred liabilities, state taxes, and taxes in Finland and Germany. During the year ended December 31, 2022, income tax expense was primarily related to changes in domestic indefinite-lived deferred liabilities and taxes in Finland. During the year ended December 31, 2020, income tax expense was primarily due to the recording of international valuation allowances against deferred tax assets held in Spain of $40.1 million and Germany of $33.1 million, partially offset by income tax benefit from net losses incurred in International markets. During the year ended December 31, 2019, an international valuation allowance previously established against deferred tax assets held in Spain was released in the fourth quarter of 2019 resulting in a $41.5 million benefit to income tax expense. We estimate that we will have no liability for deemed repatriation of foreign earnings.
(8)	Includes consolidated theatres only.

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

Long-lived Assets Impairments. We review long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.

Critical estimates. There are many estimates and significant judgments that are made by management in performing impairment evaluations of long-lived assets, including but not limited to, estimates of future attendance, revenues, operating costs and expenses, capital expenditures, the cost of capital. These estimates determine whether impairments have been incurred and quantify the amount of any related impairment charge.

Assumptions and judgment. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future cash flows. Our projections assume that operating revenues will continue to gradually improve to the point of approaching pre-COVID-19 levels. This assumption, together with other assumptions, create considerable amount of management judgment with respect to cash flow estimates and appropriate discount rates to be used in determining the fair value of long-lived assets.

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

If we are required to record an impairment charge it may substantially reduce the carrying value of our assets and reduce our income in the year in which it is recorded. Given the nature of our business and our recent history, business conditions that are constantly changing, and the competitive business environment in which we operate future material impairments are possible and they may be material.

Our Current Long-lived Asset Impairment related Estimates and Changes in those Estimates. During the year ended December 31, 2023, we recorded non-cash impairment charges related to our long-lived assets of $49.2 million on 68 theatres in the U.S. markets with 738 screens which were related to property, net and operating lease right-of-use assets, net and $57.7 million on 57 theatres in the International markets with 488 screens which were related to property, net and operating lease right-of-use assets, net.

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

At December 31, 2023, related cash flows were discounted at 9.0% for the Domestic Theatres and 11.0% for the International Theatres. At December 31, 2022, related cash flows were discounted at 10.0% for Domestic Theatres and 12.5% for International Theatres. At December 31, 2021, related cash flows were discounted at 10.0% for Domestic Theatres and 11.5% for International Theatres.

Goodwill. We evaluate the goodwill recorded at our two reporting units (Domestic Theatres and International Theatres) for impairment annually as of the beginning of the fourth fiscal quarter or more frequently as specific events or circumstances dictate. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. If the estimated fair value of the reporting unit is less than its carrying value, the difference is recorded as a goodwill impairment charge, not to exceed the total amount of goodwill allocated to that reporting unit. Entities are allowed to perform optional qualitative assessments for both reporting units to determine whether it is more likely than not that goodwill is impaired.

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

We have elected to perform the optional qualitative assessment during the years ended December 31, 2023, 2022, and 2021. Inherent in the qualitative assessment are estimates and assumptions about our consideration of events and circumstances that may indicate a potential impairment. Such estimates and assumptions include, but are not limited to, industry and market conditions, expected cost pressures, expected financial performance, and general macroeconomic conditions. Additionally, the estimated fair value of our debt and equity at the consolidated level may be a relevant factor in determining whether it is more likely than not that goodwill is impaired.

Assumptions and judgment. Estimating the impact of the general macroeconomic conditions, potential cost pressures, and future industry and market conditions requires significant judgement. We must make assumptions around how much weight should be given to each event and circumstance in order to make an overall qualitative assessment on whether it is more likely than not that goodwill is impaired. The estimated fair value of our debt is based on observable market based inputs and the estimated fair value of our equity is based on quoted prices in active markets.

Impact if actual results differ from assumptions. If we were required to record an impairment charge to our goodwill it may substantially reduce the carrying value of goodwill on our balance sheet and reduce our income in the year in which it is recorded. Given the nature of our business and our recent history, business conditions that are constantly changing, and the competitive business environment in which we operate future material impairments are possible and they may be material.

Our Current Goodwill Estimates and Changes in those Estimates. Based on our qualitative assessments for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, we do not believe it is more likely than not that goodwill is impaired.

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

Our Current Tax Estimates and Changes in those Estimates. At December 31, 2023, our federal income tax loss carryforwards were approximately $1,711.9 million, our state income tax loss carryforwards were approximately $2,463.3 million, and our foreign income tax loss carryforwards were approximately $949.0 million. Since these losses have varying degrees of carryforward periods, it requires us to estimate the amount of carryforward losses that we can reasonably be expected to realize. Future changes in conditions and in the tax code may change these strategies and thus change the amount of carry forward losses that we expect to realize and the amount of valuation allowances we have recorded. As of December 31, 2023, we had a total valuation allowance of $1,641.3 million related to the above loss carryforward and other future tax benefits for which realization is not likely to occur. Accordingly, future reported results could be materially impacted by changes in tax matters, positions, rules and estimates and these changes could be material. See Note 10—Income Taxes in the Notes to Consolidated Financial Statements under Part II, Item 8 thereof, for further information.

With the exception of Finland, all other international jurisdictions carried valuation allowances against their deferred tax assets at the end of 2023.

Operating Results

The following table sets forth our consolidated revenues, operating costs and expenses attributable to our theatrical exhibition operations and segment operating results. Reference is made to Note 13—Operating Segments in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for additional information therein:

	U.S. Markets			International Markets			Consolidated
	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
(In millions)	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
Revenues
Admissions	$2,015.7	$1,642.2	22.7%	$674.8	$559.2	20.7%	$2,690.5	$2,201.4	22.2%
Food and beverage	1,347.3	1,055.7	27.6%	322.5	258.0	25.0%	1,669.8	1,313.7	27.1%
Other theatre	325.7	263.8	23.5%	126.6	132.5	(4.5)%	452.3	396.3	14.1%
Total revenues	3,688.7	2,961.7	24.5%	1,123.9	949.7	18.3%	4,812.6	3,911.4	23.0%
Operating Costs and Expenses
Film exhibition costs	1,023.3	831.4	23.1%	267.8	220.3	21.6%	1,291.1	1,051.7	22.8%
Food and beverage costs	233.9	165.1	41.7%	81.4	63.5	28.2%	315.3	228.6	37.9%
Operating expense, excluding depreciation and amortization below	1,261.8	1,110.5	13.6%	429.7	417.9	2.8%	1,691.5	1,528.4	10.7%
Rent	651.5	666.5	(2.3)%	222.0	219.7	1.0%	873.5	886.2	(1.4)%
General and administrative expense:
Merger, acquisition and other costs	1.7	2.7	(37.0)%	—	(0.6)	(100.0)%	1.7	2.1	(19.0)%
Other, excluding depreciation and amortization below	169.2	142.4	18.8%	72.7	65.2	11.5%	241.9	207.6	16.5%
Depreciation and amortization	286.5	312.2	(8.2)%	78.5	83.8	(6.3)%	365.0	396.0	(7.8)%
Impairment of long-lived assets	49.2	73.4	(33.0)%	57.7	59.7	(3.4)%	106.9	133.1	(19.7)%
Operating costs and expenses	3,677.1	3,304.2	11.3%	1,209.8	1,129.5	7.1%	4,886.9	4,433.7	10.2%
Operating income (loss)	11.6	(342.5)	* %	(85.9)	(179.8)	(52.2)%	(74.3)	(522.3)	(85.8)%
Other expense (income):
Other expense (income)	(47.3)	52.0	* %	(21.8)	1.6	* %	(69.1)	53.6	* %
Interest expense:
Corporate borrowings	310.7	267.3	16.2%	58.9	69.1	(14.8)%	369.6	336.4	9.9%
Finance lease obligations	0.2	0.4	(50.0)%	3.5	3.7	(5.4)%	3.7	4.1	(9.8)%
Non-cash NCM exhibitor service agreement	37.9	38.2	(0.8)%	—	—	—%	37.9	38.2	(0.8)%
Equity in (earnings) loss of non-consolidated entities	(5.5)	(4.3)	27.9%	(2.2)	5.9	* %	(7.7)	1.6	* %
Investment expense (income)	1.6	15.0	(89.3)%	(17.1)	(0.1)	* %	(15.5)	14.9	* %
Total other expense (income), net	297.6	368.6	(19.3)%	21.3	80.2	(73.4)%	318.9	448.8	(28.9)%
Net loss before income taxes	(286.0)	(711.1)	(59.8)%	(107.2)	(260.0)	(58.8)%	(393.2)	(971.1)	(59.5)%
Income tax provision	1.8	0.9	100.0%	1.6	1.6	—%	3.4	2.5	36.0%
Net loss	$(287.8)	(712.0)	(59.6)%	$(108.8)	(261.6)	(58.4)%	$(396.6)	$(973.6)	(59.3)%

*Percentage change in excess of 100%.

	U.S. Markets		International Markets		Consolidated
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2023	2022	2023	2022	2023	2022
Operating Data:
Screen additions	—	12	—	39	—	51
Screen acquisitions	21	132	10	25	31	157
Screen dispositions	315	256	146	67	461	323
Construction openings (closures), net	15	5	—	22	15	27
Average screens(1)	7,403	7,635	2,447	2,483	9,850	10,118
Number of screens operated	7,369	7,648	2,690	2,826	10,059	10,474
Number of theatres operated	562	586	336	354	898	940
Screens per theatre	13.1	13.1	8.0	8.0	11.2	11.1
Attendance (in thousands)(1)	169,378	141,376	70,107	59,589	239,485	200,965
(1)	Includes consolidated theatres only and excludes screens offline due to construction.

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

During the year ended December 31, 2023, Adjusted EBITDA in the U.S. markets was $370.2 million compared to $59.6 million during the year ended December 31, 2022. The year-over-year improvement was primarily driven by an increase in attendance as a result of the popularity of new film releases, increases in food and beverage sales per patron, increases in average ticket price, increases in other revenues, and decreases in rent expense. These improvements were partially offset by increases in operating expenses and general and administrative expenses.

During the year ended December 31, 2023, Adjusted EBITDA in the International markets was $55.6 million compared to $(13.0) million during the year ended December 31, 2022. The year-over-year improvement was primarily driven by an increase in attendance as a result of the popularity of new film releases, increases in average ticket price, increases in food and beverage sales per patron. These improvements were partially offset by a decline in gift card and package ticket expirations and theatre rentals for meetings, decreases in government assistance, and increases in rent, operating expenses and general and administrative expenses. During the year ended December 31, 2023, Adjusted EBITDA in the U.S. markets and International markets was $425.8 million compared to $46.6 million during the year ended December 31, 2022, driven by the aforementioned factors impacting Adjusted EBITDA.

The following tables set forth our Adjusted EBITDA by reportable operating segment and our reconciliation of Adjusted EBITDA:

	Year Ended
Adjusted EBITDA (In millions)	December 31, 2023	December 31, 2022
U.S. markets	$370.2	$59.6
International markets	55.6	(13.0)
Total Adjusted EBITDA	$425.8	$46.6

	Year Ended
(In millions)	December 31, 2023	December 31, 2022
Net loss	$(396.6)	$(973.6)
Plus:
Income tax provision (benefit) (1)	3.4	2.5
Interest expense	411.2	378.7
Depreciation and amortization	365.0	396.0
Impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill (2)	106.9	133.1
Certain operating expense (3)	2.5	8.0
Equity in (earnings) loss of non-consolidated entities (4)	(7.7)	1.6
Cash distributions from non-consolidated entities (5)	6.5	6.6
Attributable EBITDA (6)	2.2	0.4
Investment expense (income)	(15.5)	14.9
Other expense (income) (7)	(61.3)	80.4
Other non-cash rent benefit (8)	(35.0)	(26.6)
General and administrative — unallocated:
Merger, acquisition and other costs (9)	1.7	2.1
Stock-based compensation expense (10)	42.5	22.5
Adjusted EBITDA	$425.8	$46.6
(1)	For information regarding the income tax provision (benefit), see Note 10—Income Taxes in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof.
(2)	During the year ended December 31, 2023, we recorded non-cash impairment charges related to our long-lived assets of $49.2 million on 68 theatres in the U.S. markets with 738 screens which were related to property, net and operating lease right-of-use assets, net and $57.7 million on 57 theatres in the International markets with 488 screens which were related to property, net and operating lease right-of-use assets, net.

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

(3)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens including the related accretion of interest, non-cash deferred digital equipment rent expense, and disposition of assets and other non-operating gains or losses included in operating expenses. We have excluded these items as they are non-cash in nature or are non-operating in nature.
(4)	Equity in (earnings) loss of non-consolidated entities primarily consisted of equity in earnings from AC JV of $4.9 million during the year ended December 31, 2023. During the year ended December 31, 2022, equity in (earnings) loss of non-consolidated entities primarily consisted of equity in loss from Saudi Cinema Company, LLC of $7.6 million, partially offset by equity in (earnings) in DCIP of $3.4 million.
(5)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. We believe including cash distributions is an appropriate reflection of the contribution of these investments to our operations.
(6)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of our equity in (earnings) loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where we hold a significant market share, we believe attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. We also provide services to these theatre operators including information technology systems, certain on-screen advertising services and our gift card and package ticket program.

	Year Ended
(In millions)	December 31, 2023	December 31, 2022
Equity in (earnings) loss of non-consolidated entities	$(7.7)	$1.6
Less:
Equity in (earnings) of non-consolidated entities excluding International theatre joint ventures	(6.6)	(5.4)
Equity in earnings (loss) of International theatre joint ventures	1.1	(7.0)
Income tax benefit	0.1	0.1
Investment expense (income)	(0.6)	0.2
Interest expense	0.2	0.1
Impairment of long-lived assets	—	4.2
Depreciation and amortization	1.4	2.8
Other expense	—	—
Attributable EBITDA	$2.2	$0.4

(7)	Other expense (income) during the year ended December 31, 2023, primarily consisted of gains on debt extinguishment of $(142.8) million and foreign currency transaction gains of $(17.8) million, partially offset by non-cash litigation charge of $99.3 million.

Other expense (income) for the year ended December 31, 2022, primarily consisted of a loss on debt extinguishment of $92.8 million, partially offset by income related to the foreign currency transaction gains of $(12.3) million and contingent lease guarantees of $(0.2) million.

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

Segment Information

Our historical results of operations for the years ended December 31, 2023 and December 31, 2022 reflect the results of operations for our two Theatrical Exhibition reportable segments, U.S. markets and International markets.

Results of Operations—For the Year Ended December 31, 2023, Compared to the Year Ended December 31, 2022

Consolidated Results of Operations

Revenues. Total revenues increased $901.2 million, or 23.0%, during the year ended December 31, 2023, compared to the year ended December 31, 2022. Admissions revenues increased $489.1 million, or 22.2%, during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to an increase in attendance of 19.2% from 201.0 million patrons to 239.5 million patrons and a 2.6% increase in average ticket price. The increase in attendance was primarily due to the popularity of film product compared to the prior year. The increase in average ticket price was primarily due to higher ticket prices for TAYLOR SWIFT | THE ERAS TOUR and RENAISSANCE: A FILM BY BEYONCÉ and increased attendance for 3D content, partially offset by higher frequency of use by subscribers to A-List.

Food and beverage revenues increased $356.1 million, or 27.1%, during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to the increase in attendance and an increase in food and beverage per patron. Food and beverage per patron increased 6.6% from $6.54 to $6.97 due primarily to an increase in average prices, the percentage of guests making transactions, and the lifting of COVID-19 restrictions on the sale of food and beverage in certain international markets, partially offset by lower units purchased per transaction and higher frequency from our Stubs loyalty members.

Total other theatre revenues increased $56.0 million, or 14.1%, during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to higher ticket fees due to the increase in the number of tickets purchased online, increases in distribution revenues from TAYLOR SWIFT | THE ERAS TOUR and RENAISSANCE: A FILM BY BEYONCÉ, and increases in advertising and retail sales, partially offset by lower income from gift cards and package tickets and lower income from theatre meetings.

Operating costs and expenses. Operating costs and expenses increased $453.2 million, or 10.2%, during the year ended December 31, 2023, compared to the year ended December 31, 2022 primarily due to increases in film exhibition and food and beverage costs. Film exhibition costs increased $239.4 million, or 22.8%, during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to the increase in attendance. As a percentage of admissions revenues, film exhibition costs were 48.0% for the year ended December 31, 2023, compared to 47.8% for the year ended December 31, 2022.

Food and beverage costs increased $86.7 million, or 37.9%, during the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues and increases in product costs and obsolescence. As a percentage of food and beverage revenues, food and beverage costs were 18.9% for the year ended December 31, 2023, compared to 17.4% for the year ended December 31, 2022.

Operating expense increased by $163.1 million, or 10.7%, during the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in operating expense was primarily due to an increase in attendance and film distribution costs. As a percentage of revenues, operating expense was 35.1% for the year ended December 31, 2023, compared to 39.1% for the year ended December 31, 2022. Rent expense decreased 1.4%, or $12.7 million, during the year ended December 31, 2023, compared to the year ended December 31, 2022, due primarily to the early termination of one theatre lease for a benefit of $16.7 million, which included an early termination payment from the landlord for $13.0 million. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for further information on the impact of COVID-19 on leases and rent obligations of approximately $56.3 million that have been deferred to future years as of December 31, 2023.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $1.7 million during the year ended December 31, 2023, compared to $2.1 million during the year ended December 31, 2022.

Other. Other general and administrative expense increased $34.3 million, or 16.5%, during the year ended December 31, 2023, compared to the year ended December 31, 2022 due primarily to stock-based compensation expense of $20.2 million related to a February 23, 2023 special award grant accounted for as a modification to the 2022 PSU awards which lowered the Adjusted EBITDA and free cash flow performance targets such that 200% vesting was achieved for both tranches and increased payroll, legal, professional and consulting and computer maintenance costs. The modification resulted in the immediate additional vesting of 238,959 Common Stock PSUs and 238,959 Preferred Equity Unit PSUs. The modification was treated as a Type 3 modification (improbable to probable) which required us to recognize additional stock compensation expense based on the modification date fair values of the Common Stock PSUs and AMC Preferred Equity Unit PSUs of $62.30 per unit and $22.20 per unit, respectively, during the year ended December 31, 2023. See Note 9—Stockholders’ Deficit in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $31.0 million, or 7.8%, during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to lower depreciation expense on theatres impaired during the year ended December 31, 2022, partially offset by accelerated depreciation related to the replacement of digital projectors and permanently closed theatres.

Impairment of long-lived assets.  During the year ended December 31, 2023, we recognized non-cash impairment losses of $49.2 million on 68 theatres in the U.S. markets with 738 screens (in Alabama, Colorado, District of Columbia, Florida, Georgia, Iowa, Illinois, Indiana, Kansas, Kentucky, Louisiana, Massachusetts, Maryland, Michigan, Minnesota, Missouri, North Carolina, New York, Pennsylvania, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin and West Virginia) which were related to property, net and operating lease right-of-use assets, net and $57.7 million on 57 theatres in the International markets with 488 screens (in Germany, Ireland, Italy, Portugal, Spain, Sweden, and the UK), which were related to property, net and operating lease right-of-use assets, net.

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

Other expense (income). Other income of $(69.1) million during the year ended December 31, 2023 was primarily due to a gain on extinguishment of debt of $140.5 million related to the redemption of $320.9 million aggregate principal amount of the Second Lien Notes due 2026, a gain on extinguishment of debt of $2.3 million related to the redemption of $4.1 million aggregate principal amount of our Senior Subordinated Notes due 2026, a receipt of $14.0 million in settlement of the Lao Action and $17.8 million in foreign currency transaction gains, and partially offset by, $110.2 million of expense related to the settlement of the Shareholder Litigation (as defined in Note 9—Stockholders’ Deficit in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof) comprised of $10.9 million of estimated legal fees and contingent insurance recovery costs and $99.3 million of non-cash expense for the estimated fair value as of the date of the final Delaware Supreme Court order of settlement shares issued to holders of Common Stock on August 28, 2023.

Other expense of $53.6 million during the year ended December 31, 2022 was primarily due to a loss on extinguishment of debt of $135.0 million related to the full redemption of the $500 million aggregate principal amount of the First Lien Notes due 2025, the $300 million aggregate principal amount of the First Lien Notes due 2026, and the $73.5 million aggregate principal amount of the First Lien Toggle Notes due 2026 and a loss on extinguishment of debt of $36.5 million related to the full redemption of the $476.6 million aggregate amount of the Odeon Term Loan Facility, partially offset by a gain on extinguishment of debt of $(75.0) million related to the redemption of $118.2 million of aggregate principal amount of the Second Lien Notes due 2026, a gain on extinguishment of debt of $(3.7) million related to the redemption of $5.3 million aggregate principal amount of Senior Subordinated Notes due 2027, $(25.8) million in government assistance related to COVID-19 and $(12.3) million in foreign currency transaction gains. See Note 1—The Company and Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for additional information about the components of other expense (income).

Interest expense. Interest expense increased $32.5 million to $411.2 million for the year ended December 31, 2023 compared to $378.7 million during the year ended December 31, 2022 primarily due to:

●	the issuance of $950.0 million of 7.5% First Lien Senior Secured Notes due 2029 on February 14, 2022;
●	the issuance of $400.0 million 12.75% Odeon Senior Secured Notes due 2027 on October 20, 2022; and
●	the increase in interest rates on the Senior Secured Credit Facility Term Loan due 2026,

partially offset by:

●	the extinguishment of $539.1 million of 10%/12% Cash/PIK/Toggle Second Lien Notes due 2026 from May 2022 to December 2023;
●	the extinguishment of $500.0 million of 10.5% First Lien Notes due 2025 on February 14, 2022;
●	the extinguishment of $300.0 million of 10.5% First Lien Notes due 2026 on February 14, 2022;
●	the extinguishment of $73.5 million of 15%/17% Cash/PIK/Toggle Second Lien Notes due 2026 on February 14, 2022; and
●	the extinguishment of £147.6 million and €312.2 million ($476.6 million) 10.75%/11.25% Cash/PIK Term Loans due 2023 on October 20, 2022.

See Note 8—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for additional information about our indebtedness.

Equity in (earnings) loss of non-consolidated entities. Equity in (earnings) loss of non-consolidated entities was ($7.7) million for the year ended December 31, 2023, compared to a loss of $1.6 million for the year ended December 31, 2022. The decrease in equity losses from the prior year is primarily related to our 10.0% interest in Saudi Cinema Company, LLC that was sold on January 24, 2023.

Investment (income) expense. Investment income was $(15.5) million for the year ended December 31, 2023, compared to investment expense of $14.9 million for the year ended December 31, 2022. Investment income in the current year includes a gain on sale of our 10.0% interest in Saudi Cinema Company, LLC of $15.5 million and interest income of $15.3 million, partially offset by $6.6 million of decline in estimated fair value of our investment in common shares of Hycroft and $6.0 million of decline in estimated fair value of our investment in warrants to purchase common shares of Hycroft, a $1.0 million impairment charge related to equity interest investments without a readily determinable fair value accounted for under the cost method, and $1.8 million of expense for NCM Common Units.

Investment expense included $12.5 million of decline in estimated fair value of our investment in common shares of Hycroft partially offset by $(6.2) million of appreciation in estimated fair value of our investment in warrants to purchase common shares of Hycroft, a $13.5 million decline in estimated fair value of our investment in NCM common units offset by interest income of $(5.9) million during the year ended December 31, 2022.

Income tax provision. The income tax provision was $3.4 million and $2.5 million for the years ended December 31, 2023 and December 31, 2022, respectively. See Note 10—Income Taxes in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for further information.

Net loss. Net loss was $396.6 million and $973.6 million during the years ended December 31, 2023, and December 31, 2022, respectively. Net loss during the year ended December 31, 2023 compared to net loss for the year ended December 31, 2022 was positively impacted by the increase in attendance as a result of the popularity of new film releases compared to the prior year, decreases in rent expense, decreases in depreciation and amortization expense, decreases in impairment of long-lived assets, decreases in other expense, decreases in equity in losses and decreases in investment expense, partially offset by increases in general and administrative expenses, increases in interest expense, and an increase in income tax provision.

Theatrical Exhibition–U.S. Markets

Revenues. Total revenues increased $727.0 million, during the year ended December 31, 2023, compared to the year ended December 31, 2022. Admissions revenues increased $373.5 million, or 22.7%, during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to an increase in attendance of 19.8% from 141.4 million patrons to 169.4 million patrons and a 2.4% increase in average ticket price. The increase in attendance was primarily due to the popularity of film product compared to the prior year. The increase in average ticket price was primarily due to higher ticket prices for TAYLOR SWIFT | THE ERAS TOUR and RENAISSANCE: A FILM BY BEYONCÉ, increased attendance for 3D content and partially offset by higher frequency of use by subscribers to our A-List program.

Food and beverage revenues increased $291.6 million, or 27.6%, during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to the increase in attendance and an increase in food and beverage per patron. Food and beverage per patron increased 6.4% from $7.47 to $7.95 due primarily to an increase in average prices and the percentage of guests making transactions, partially offset by lower units purchase per transaction and higher frequency from our Stubs members.

Total other theatre revenues increased $61.9 million, or 23.5%, during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to higher ticket fees due to the increase in the number of tickets purchased online, increases in distribution revenues from TAYLOR SWIFT | THE ERAS TOUR and RENAISSANCE: A FILM BY BEYONCÉ, advertising, and retail sales, partially offset by lower income from gift cards and package tickets and lower income from theatre meetings.

Operating costs and expenses. Operating costs and expenses increased $372.9 million, or 11.3%, during the year ended December 31, 2023, compared to the year ended December 31, 2022 primarily due to increases in film exhibition and food and beverage costs. Film exhibition costs increased $191.9 million, or 23.1%, during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to the increase in attendance. As a percentage of admissions revenues, film exhibition costs were 50.8% for the year ended December 31, 2023, compared to 50.6% for the year ended December 31, 2022.

Food and beverage costs increased $68.8 million, or 41.7%, during the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues and increases in product costs and obsolescence. As a percentage of food and beverage revenues, food and beverage costs were 17.4% for the year ended December 31, 2023, and 15.6% for the year ended December 31, 2022.

Operating expense increased by $151.3 million, or 13.6%, during the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in operating expense was primarily due to an increase in attendance and film distribution costs. As a percentage of revenues, operating expense was 34.2% for the year ended December 31, 2023 and 37.5% for the year ended December 31, 2022. Rent expense decreased 2.3%, or $15.0 million, during the year ended December 31, 2023, compared to the year ended December 31, 2022, due primarily to the early termination of one theatre lease for a benefit of $16.7 million, which included an early termination payment from the landlord for $13.0 million. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for further information on the impact of COVID-19 on leases and rent obligations of approximately $52.1 million that have been deferred to future years as of December 31, 2023.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $1.7 million during the year ended December 31, 2023, compared to $2.7 million during the year ended December 31, 2022.

Other. Other general and administrative expense increased $26.8 million, or 18.8%, during the year ended December 31, 2023, compared to the year ended December 31, 2022, due primarily to stock-based compensation expense of $18.1 million related to a February 23, 2023, special award grant accounted for as a modification to the 2022 PSU awards discussed further in Condensed Consolidated Results of Operations and increases payroll, legal, professional and consulting and computer maintenance costs. See Note 9—Stockholders’ Deficit in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $25.7 million, or 8.2%, during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to lower depreciation expense on theatres impaired during the year ended December 31, 2022, partially offset by accelerated depreciation related to the replacement of digital projectors and permanently closed theatres.

Impairment of long-lived assets, definite and indefinite-lived intangible assets, and goodwill. During the year ended December 31, 2023, we recognized non-cash impairment losses of $49.2 million on 68 theatres in the U.S. markets with 738 screens (in Alabama, Colorado, District of Columbia, Florida, Georgia, Iowa, Illinois, Indiana, Kansas, Kentucky, Louisiana, Massachusetts, Maryland, Michigan, Minnesota, Missouri, North Carolina, New York, Pennsylvania, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin and West Virginia) which were related to property, net and operating lease right-of-use assets, net.

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

Other (income) expense. Other income of $(47.3) million during the year ended December 31, 2023 was primarily due to gain on extinguishment of debt of $140.5 million related to the redemption of $320.9 million aggregate principal amount of the Second Lien Notes due 2026, a gain on extinguishment of debt of $2.3 million related to the redemption of $4.1 million aggregate principal amount of our Senior Subordinated Notes due 2026, and a receipt of $14.0 million in settlement of the Lao Action, partially offset by, $110.2 million of expense related to the settlement of the Shareholder Litigation comprised of $10.9 million of estimated legal fees and contingent insurance recovery costs and $99.3 million of non-cash expense for the estimated fair value as of the date of the final Delaware Supreme Court order of settlement shares issued to holders of Common Stock on August 28, 2023.

Other expense of $52.0 million during the year ended December 31, 2022, was primarily due to a loss on extinguishment of debt of $135.0 million related to the full redemption of the $500 million aggregate principal amount of the First Lien Notes due 2025, the $300 million aggregate principal amount of the First Lien Notes due 2026, and the $73.5 million aggregate principal amount of the First Lien Toggle Notes due 2026, partially offset by a gain on extinguishment of debt of $75.0 million related to the redemption of $118.2 million of aggregate principal amount of the Second Lien Notes due 2026, a gain on extinguishment of debt of $3.7 million related to the redemption of $5.25 million aggregate principal amount of Senior Subordinated Notes due 2027, $2.8 million in government assistance related to COVID-19 and $0.5 million in foreign currency transaction gains. See Note 1—The Company and Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for additional information about the components of other expense.

Interest expense. Interest expense increased $42.9 million to $348.8 million for the year ended December 31, 2023, compared to $305.9 million during the year ended December 31, 2022, primarily due to:

●	the issuance of $950.0 million of 7.5% First Lien Senior Secured Notes due 2029 on February 14, 2022; and
●	the increase in interest rates on the Senior Secured Credit Facility Term Loan due 2026,

partially offset by:

●	the extinguishment of $539.1 million of 10%/12% Cash/PIK/Toggle Second Lien Notes due 2026 from May 2022 to December 2023;
●	the extinguishment of $500.0 million of 10.5% First Lien Notes due 2025 on February 14, 2022;
●	the extinguishment of $300.0 million of 10.5% First Lien Notes due 2026 on February 14, 2022; and
●	the extinguishment of $73.5 million of 15%/17% Cash/PIK/Toggle Second Lien Notes due 2026 on February 14, 2022.

See Note 8—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for additional information about our indebtedness.

Equity in earnings of non-consolidated entities. Equity in earnings of non-consolidated entities was $5.5 million for the year ended December 31, 2023, compared to $4.3 million for the year ended December 31, 2022.

Investment expense. Investment expense was $1.6 million for the year ended December 31, 2023, compared to investment expense of $15.0 million for the year ended December 31, 2022. Investment expense in the current year includes $6.6 million of decline in estimated fair value of our investment in common shares of Hycroft, $6.0 million of decline in estimated fair value of our investment in warrants to purchase common shares of Hycroft, a $1.0 million impairment charge related equity interests without a readily determinable fair value accounted for under the cost method and $1.8 million of expense for NCM Common Units, partially offset by interest income of $13.7 million. Investment expense in the prior year includes $12.5 million of deterioration in estimated fair value of our investment in common shares of Hycroft Mining Holding Corporation and $(6.2) million of appreciation in estimated fair value of our investment in warrants to purchase common shares of Hycroft Mining Holding Corporation and a $13.5 million decline in estimated fair value of our investment in NCM common units offset by interest income of $(5.8) million.

Income tax provision. The income tax provision was $1.8 million and $0.9 million for the years ended December 31, 2023, and December 31, 2022, respectively. See Note 10—Income Taxes in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for further information.

Net loss. Net loss was $287.8 million and $712.0 million during the years ended December 31, 2023 and December 31, 2022, respectively. Net loss during the year ended December 31, 2023 compared to net loss for the year ended December 31, 2022 was positively impacted by the increase in attendance as a result of the popularity of new film releases compared to the prior year, decreases in rent expense, decreases in depreciation and amortization expense, decreases in impairment of long-lived assets, decreases in other expense, increases in equity in earnings and decreases in investment expense, partially offset by increases in general and administrative expenses, increases in interest expense and an increase in income tax provision.

Theatrical Exhibition–International Markets

Revenues. Total revenues increased $174.2 million, or 18.3%, during the year ended December 31, 2023, compared to the year ended December 31, 2022. Admissions revenues increased $115.6 million, or 20.7% during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to an increase in attendance or 17.7% from 59.6 million patrons to 70.1 million patrons and a 2.7% increase in average ticket price. The increase in attendance was primarily due to the popularity of film product compared to the prior year. The increase in average ticket price was primarily due to higher ticket prices.

Food and beverage revenues increased $64.5 million, or 25.0%, during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to the increase in attendance and an increase in food and beverage per patron. Food and beverage per patron increased 6.2% from $4.33 to $4.60 due primarily to an increase in average ticket prices and the lifting of COVID-19 restrictions on the sale of food and beverage in certain international markets.

Total other theatre revenues decreased $5.9 million, or 4.5%, during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to the decline in gift card ticket expirations and lower income from theatre meetings, partially offset by higher ticket fees due to the increase in the number of tickets purchased online, advertising and retail sales.

Operating costs and expenses. Operating costs and expenses increased $80.3 million, or 7.1%, during the year ended December 31, 2023, compared to the year ended December 31, 2022 primarily due to increases in film exhibition and food and beverage costs. Film exhibition costs increased $47.5 million, or 21.6%, during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to the increase in attendance. As a percentage of admissions revenues, film exhibition costs were 39.7% for the year ended December 31, 2023, compared to 39.4% for the year ended December 31, 2022.

Food and beverage costs increased $17.9 million, or 28.2%, during the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues and increases in product costs. As a percentage of food and beverage revenues, food and beverage costs were 25.2% for the year ended December 31, 2023, and 24.6% for the year ended December 31, 2022.

Operating expense increased by $11.8 million, or 2.8%, during the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in operating expense was primarily due to an increase in attendance, partially offset by a decline in utilities costs. As a percentage of revenues, operating expense was 38.2% for the year ended December 31, 2023, and 44.0% for the year ended December 31, 2022. Rent expense increased 1.0%, or $2.3 million, during the year ended December 31, 2023, compared to the year ended December 31, 2022. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for further information on the impact of COVID-19 on leases and rent obligations of approximately $4.2 million that have been deferred to future years as of December 31, 2023.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.0 million during the year ended December 31, 2023, compared to $(0.6) million during the year ended December 31, 2022.

Other. Other general and administrative expense increased $7.5 million, or 11.5%, during the year ended December 31, 2023, compared to the year ended December 31, 2022, due primarily to higher payroll costs and stock-based compensation expense of $2.1 million related to a February 23, 2023 special award grant accounted for as a modification to the 2022 PSU awards discussed further in Condensed Consolidated Results of Operations. See Note 9—Stockholders’ Deficit in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $5.3 million, or 6.3%, during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to lower depreciation expense on theatres impaired during the year ended December 31, 2022.

Impairment of long-lived assets, definite and indefinite-lived intangible assets, and goodwill.  During the year ended December 31, 2023, we recognized non-cash impairment losses of $57.7 million on 57 theatres in the International markets with 488 screens (in Germany, Ireland, Italy, Portugal, Spain, Sweden, and the UK), which were related to property, net and operating lease right-of-use assets, net.

During the year ended December 31, 2022, we recognized non-cash impairment losses of $59.7 million on 53 theatres in the International markets with 456 screens (in Germany, Italy, Spain, Sweden, and UK), which were related to property, net, and operating lease right-of-use assets, net.

Other (income) expense. Other income of $(21.8) million during the year ended December 31, 2023 was primarily due to $17.8 million in foreign currency transaction gains and $3.8 million in government assistance.

Other expense of $1.6 million during the year ended December 31, 2022, was primarily due to a loss on extinguishment of debt of $36.5 million related to the full redemption of the $476.6 million aggregate amount of the Odeon Term Loan Facility and partially offset by $(23.0) million in government assistance related to COVID-19 and $(12.3) million of foreign currency transaction gains. See Note 1—The Company and Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for additional information about the components of other (income) expense.

Interest expense. Interest expense decreased $10.4 million to $62.4 million for the year ended December 31, 2023 compared to $72.8 million during the year ended December 31, 2022, primarily due to:

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

Equity in (earnings) loss of non-consolidated entities. Equity in (earnings) loss of non-consolidated entities was $(2.2) million for the year ended December 31, 2023, compared to $5.9 million for the year ended December 31, 2022.

Investment income. Investment income was $17.1 million for the year ended December 31, 2023, compared to investment income of $0.1 million for the year ended December 31, 2022. Investment income in the current year includes a gain on sale of our 10.0% interest in Saudi Cinema Company, LLC of $15.5 million and interest income of $1.6 million.

Income tax provision. The income tax provision was $1.6 million for the years ended December 31, 2023, and December 31, 2022. See Note 10—Income Taxes in the Notes to the Consolidated Financial Statements under Part II Item 8 thereof for further information.

Net loss. Net loss was $108.8 million and $261.6 million during the years ended December 31, 2023 and December 31, 2022, respectively. Net loss during the year ended December 31, 2023 compared to net loss for the year ended December 31, 2022 was positively impacted by the increase in attendance as a result of the popularity of new film releases compared to the prior year, decreases in depreciation and amortization expense, decreases in impairment of long-lived assets, decreases in other expense, decreases in interest expense, decreases in equity in losses and increases in investment income, partially offset by increases in general and administrative and increases in rent expense.

Results of Operations—For the Year Ended December 31, 2022, Compared to the Year Ended December 31, 2021

For a comparison of our results of operations for the year ended December 31, 2022, compared to the year ended December 31, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 28, 2023, which is incorporated herein by reference.

Liquidity and Capital Resources—For the Year Ended December 31, 2023, Compared to the Year Ended December 31, 2022

Our revenues are primarily collected in cash, principally through admissions and food and beverage sales. We have an operating “float” which partially financed our operations and which generally permitted us to maintain a smaller amount of working capital capacity. This float existed because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 20 to 45 days following receipt of admissions revenues. Film distributors generally release the films which they anticipate will be the most successful during the summer and year-end holiday seasons. Consequently, we typically generate higher revenues during such periods and experience higher working capital requirements following such periods.

We had working capital deficits (excluding restricted cash) as of December 31, 2023 and December 31, 2022 of $(456.4) million and $(811.1) million, respectively. As of December 31, 2023 and December 31, 2022, working capital included operating lease liabilities of $508.8 million and $567.3 million, respectively, and deferred revenues of $421.8 million and $402.7 million, respectively.

See Note 8—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Statements under Part II, Item 8 thereof, for further discussion of our Financial Covenants.

As of December 31, 2023, we had cash and cash equivalents of approximately $884.3 million compared to $631.5 million as of December 31, 2022.

We have continued to lower our future interest expense through purchases of debt below par value and debt exchanges for equity and enhanced liquidity through equity issuances. See Note 8—Corporate Borrowings and Finance Lease Liabilities, Note 9—Stockholders’ Deficit, and Note 16—Subsequent Events in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for further information. We expect, at any time and from time to time, to continue to seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material and, to the extent equity is used, dilutive.

We believe our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund our operations and satisfy our obligations currently and through the next twelve months. We are subject to a minimum liquidity requirement of $100.0 million as a condition to the financial covenant suspension period under the Credit Agreement. We believe we will comply with the minimum liquidity requirement through the current maturity date of the Senior Secured Revolving Credit Facility on April 22, 2024. We currently do not expect to extend such maturity or replace the Senior Secured Revolving Credit Facility upon maturity, although we may seek to replace it in the future.

Our cash burn rates are not sustainable long-term. In order to achieve sustainable net positive operating cash flows and long-term profitability, we believe that operating revenues will need to increase to levels in line with pre-COVID-19 operating revenues. North America box office grosses were down approximately 21% for the year ended December 31, 2023, compared to the year ended December 31, 2019. Until such time as we are able to achieve positive operating cash flow, it is difficult to estimate our liquidity requirements, future cash burn rates, future operating revenues, and attendance levels. Depending on our assumptions regarding the timing and ability to achieve levels of operating revenue, the estimates of amounts of required liquidity vary significantly.

There can be no assurance that the operating revenues, attendance levels and other assumptions used to estimate our liquidity requirements and future cash burn rates will be correct, and our ability to be predictive is uncertain due to limited ability to predict studio film release dates, the overall production and theatrical release levels and success of individual titles. Additionally, the effects of labor stoppages, including but not limited to the Writers Guild of America strike and the Screen Actors Guild-American Federation of Television and Radio Artists strike that occurred during 2023, cannot be reasonably estimated and are expected to have a negative impact in 2024 on the future film slate for exhibition, the Company’s future liquidity and cash burn rates. Further, there can be no assurances that we will be successful in generating the additional liquidity necessary to meet our obligations beyond twelve months from the issuance of this Annual Report on terms acceptable to us or at all.

Cash Flows from Operating Activities

Net cash used in operating activities, as reflected in the consolidated statements of cash flows, were $215.2 million and $628.5 million during the years ended December 31, 2023 and December 31, 2022, respectively. The improvement in cash flows used in operating activities was primarily due to the increase in attendance and decrease in net loss, and reductions in rent repayments for rent that was deferred during the COVID-19 pandemic, partially offset by increases in working capital used and cash interest paid. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof for a summary of the estimated future repayment terms for the remaining $56.3 million of rentals that were deferred during the COVID-19 pandemic.

Cash Flows from Investing Activities

Net cash used in investing activities, as reflected in the consolidated statements of cash flows, were $180.1 million and $224.0 million during the years ended December 31, 2023 and December 31, 2022, respectively. Cash outflows from investing activities for capital expenditures during the years ended December 31, 2023 and December 31, 2022 were $225.6 million and $202.0 million, respectively.

During the year ended December 31, 2023, cash flows used in investing activities also included proceeds from the sale of our investment in Saudi Cinema Company, LLC of $30.0 million and proceeds from the disposition of long-term assets of $16.5, offset by outflows for the acquisition of theatre assets of $4.0 million.

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

We fund the costs of constructing, maintaining and remodeling our theatres through existing cash balances, cash generated from operations, landlord contributions, or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term non-cancelable operating leases, which may require the developer who owns the property, to reimburse us for the construction costs. We estimate that our cash outflows for capital expenditures, net of landlord contributions, will be approximately $175 million to $225 million for the year ending December 31, 2024 to maintain and enhance operations.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities, as reflected in the consolidated statements of cash flows, were $649.3 million and $(91.3) million, during the years ended December 31, 2023 and December 31, 2022, respectively. The increase in cash flows provided by in financing activities during the year ended December 31, 2023 compared to December 31, 2022 was primarily due to equity issuances of $832.7, net of issuance costs, partially offset by the repurchase of Second Lien Notes due 2026 for $139.9 million, scheduled principal payments under the Term Loan due 2026 of $20.0 million, and taxes paid for restricted unit withholdings of $14.2 million. See Note 8—Corporate Borrowings and Finance Lease Liabilities and Note 9—Stockholders’ Deficit in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof for further information, including a summary of principal payments required and maturities of corporate borrowings as of December 31, 2023.

During the year ended December 31, 2022, principal and premium payments under the First Lien Notes due 2025 of $534.5 million, principal and premium payments under the First Lien Notes due 2026 of $325.6 million, principal and premium payments under the First Lien Toggle Notes due 2026 of $88.1 million, taxes for restricted unit withholdings of $52.3 million, repurchase of Second Lien Notes due 2026 of $68.3 million, and cash used to pay for deferred financing costs of $26.1 million, partially offset by the issuance of the First Lien Notes due 2029 of $950.0 million, issuance of the Odeon Senior Secured Notes due 2027 of $368.0 million, and net proceeds from AMC Preferred Equity Unit share issuances of $220.4 million.

Dividends.

Since April 24, 2020, we have been prohibited from making dividend payments in accordance with the covenant suspension conditions in our Credit Agreement. The payment of future dividends after expiration of our covenant suspension conditions is subject to our Board of Directors’ discretion, and dependent on many considerations, including limitations imposed by covenants in the agreements governing our indebtedness, operating results, capital requirements, strategic considerations and other factors. For further information see Note 8—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof.

Future Contractual Obligations

Our estimated future obligations as of December 31, 2023 include both current and long-term obligations. Our expected material contractual cash requirements over the next twelve months, primarily consist of capital related betterments of $22.3 million, minimum operating lease payments of $920.3 million, finance lease payments of $8.4 million, contractual cash rent amounts that were due and not paid of $6.4 million recorded in accounts payable, and corporate borrowings principal and interest payments of $25.1 million and $396.6 million, respectively.

Pension funding. Our U.S., U.K., and Sweden defined benefit plans are frozen. We fund our U.S. pension plans such that the plans are in compliance with Employee Retirement Income Security Act (“ERISA”) and the plans are not considered “at risk” as defined by ERISA guidelines. We expect to make $5.0 million of contributions to the defined pension plans during the year ended December 31, 2024.

Obligation for unrecognized tax benefits. As of December 31, 2023, our recorded obligation for unrecognized tax benefits is $5.5 million. There are currently no unrecognized tax benefits which we anticipate will be resolved in the next twelve months. See Note 10—Income Taxes in the Notes to Consolidated Financial Statements under Part II, Item 8 thereof for further information.

Minimum operating lease and finance lease payments. We have current and long-term minimum cash requirements for operating lease payments of $920.3 million and $5,930.0 million, respectively. We have current and long-term minimum cash requirements for finance lease payments of $8.4 million and $76.4 million, respectively. The total amounts do not equal the carrying amount due to imputed interest. We received rent concessions provided by the lessors that aided in mitigating the economic effects of COVID-19 during the pandemic. These concessions primarily consisted of rent abatements and the deferral of rent payments and were included in the amounts above, except for contractual cash rent amounts recorded in accounts payable that were due and not paid of $6.4 million. Our cash expenditures for rent increased significantly in 2022 and 2023 as previously deferred rent payments and landlord concessions started to become current obligations. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for a summary of the estimated future repayment terms for the minimum operating lease and finance lease amounts, including the deferred lease amounts due to COVID-19.

Corporate borrowings principal and interest payments. We have current and long-term cash requirements for the payment of principal related to corporate borrowings of $25.1 million and $4,479.2 million, respectively. The total amount does not equal the carrying amount due to unamortized discounts, premiums and deferred charges. Based upon the December 31, 2023 outstanding principal balances, we have current and long-term cash interest payment requirements related to our corporate borrowings of $396.6 million and $814.3 million, respectively. The cash interest payment requirements for our Senior Secured Term Loans due 2026 was estimated at 8.474% based on the interest rate in effect as of December 31, 2023.

See Note 8—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Part II, Item 8 thereof, for further information, including a schedule of outstanding principal balances, applicable interest rates, and maturity dates for each individual borrowing and a schedule of required principal payments and maturities of corporate borrowings as of December 31, 2023.

Liquidity and Capital Resources—For the Year Ended December 31, 2022, Compared to the Year Ended December 31, 2021

For a comparison of our liquidity and capital resources for the year ended December 31, 2022, compared to the year ended December 31, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 28, 2023, which is incorporated herein by reference.

New Accounting Pronouncements

See Note 1—The Company and Significant Accounting Policies in Notes to the Consolidated Financial Statements under Part II, Item 8 thereof for information regarding recently issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

In the ordinary course of business, our financial results are exposed to fluctuations in interest rates and foreign currency exchange rates. In accordance with applicable guidance, we presented a sensitivity analysis showing the potential impact to net income of changes in interest rates and foreign currency exchange rates. For the years ended December 31, 2023 and December 31, 2022, our analysis utilized a hypothetical 100 basis-point increase or decrease to the average interest rate on our variable rate debt instruments to illustrate the potential impact to interest expense of changes in interest rates and a hypothetical 100 basis-point increase or decrease to market interest rates on our fixed rate debt instruments to illustrate the potential impact to fair value of changes in interest rates.

Similarly, for the same period, our analysis used a uniform and hypothetical 10% increase in foreign currency translation rates to depict the potential impact to net income of changes in foreign currency translation rates. These market risk instruments and the potential impacts to the consolidated statements of operations as presented below.

Market risk on variable-rate financial instruments. At December 31, 2023 and December 31, 2022, we maintained Senior Secured Credit Facilities comprised of a $225.0 million revolving credit facility and $1,905.0 million of Term Loan due 2026. Borrowings under the Credit Agreement (which governs the Senior Secured Credit Facilities) (as amended through the Thirteenth Amendment to Credit Agreement) bear interest at a rate per annum equal to, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the prime rate announced by the Administrative Agent and (c) 1.00% per annum plus Adjusted Term SOFR (as defined below) for a 1-month tenor or (2) Term SOFR plus a credit spread adjustment of 0.11448% per annum, 0.26161% per annum, and 0.42826% per annum for interest periods of one-month, three-months, or six-months or longer, respectively (“Adjusted Term SOFR”) plus (x) in the case of the Senior Secured Term Loans, 2.0% for base rate loans or 3.0% for SOFR loans or (y) in the case of the Senior Secured Revolving Credit Facility, an applicable margin based on the Secured Leverage Ratio (as defined in the Credit Agreement). The rate in effect for the outstanding Senior Secured Term Loan due 2026 was 8.474% per annum at December 31, 2023 and 7.274% per annum at December 31, 2022.

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At December 31, 2023, we had no variable-rate borrowings outstanding under our Senior Secured Revolving Credit Facility and had an aggregate principal balance of $1,905.0 million outstanding under the Senior Secured Term Loan due 2026. A 100-basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Term Loan due 2026 by $19.1 million during the year ended December 31, 2023.

At December 31, 2022, we had no variable-rate borrowings outstanding under our Senior Secured Revolving Credit Facility and had an aggregate principal balance of $1,925.0 million outstanding under the Senior Secured Term Loan due 2026. A 100-basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facilities by $19.3 million during the year ended December 31, 2022.

Market risk on fixed-rate financial instruments. Included in long-term corporate borrowings at December 31, 2023 were principal amounts of $950.0 million of our First Lien Notes due 2029, $968.9 million of our Second Lien Notes due 2026, $400.0 million of our Odeon Notes due 2027, $98.3 million of our Notes due 2025, $51.5 million of our Notes due 2026, $125.5 million of our Notes due 2027, and £4.0 million ($5.1 million) of our Sterling Notes due 2024. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $59.7 million and $(57.5) million, respectively, during the year ended December 31, 2023.

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

Foreign Currency Exchange Rate Risk. We are also exposed to market risk arising from changes in foreign currency exchange rates arising from our International markets operations. International markets revenues and operating expenses are transacted in British Pounds, Euros, Swedish Krona and Norwegian Krone. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If any international subsidiary operates in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon the functional currencies in the International markets as of December 31, 2023, holding everything else constant, a hypothetical 10% increase in foreign currency translation rates to depict the potential impact to net loss from changes in foreign exchange rates would increase the aggregate net loss of our International theatres for the year ended December 31, 2023 by approximately $10.9 million. Based upon the functional currencies in the International markets as of December 31, 2022, holding everything else constant, a hypothetical 10% increase in foreign currency translation rates to depict the potential impact to net loss of changes in foreign exchange rates would increase the aggregate net loss of our International theatres for the year ended December 31, 2022 by approximately $26.2 million.

Our foreign currency translation rates increased by approximately 1.0% for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Item 8. Financial Statements and Supplementary Data.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AMC Entertainment Holdings, Inc.

TO THE STOCKHOLDERS OF AMC ENTERTAINMENT HOLDINGS, INC.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) of the Exchange Act. With management’s participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of December 31, 2023, based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report that follows this report.

/s/ Adam M. Aron
Chairman of the Board, Chief Executive Officer and President

/s/ SEAN D. GOODMAN
Executive Vice President, International Operations, Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AMC Entertainment Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMC Entertainment Holdings, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes  (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

Impairment of long-lived assets
Description of the Matter

At December 31, 2023, the Company recorded impairment charges related to long-lived assets of $49.2 million and $57.7 million on theatres in the US and International markets, respectively. As discussed in Note 1 to the consolidated financial statements, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be fully recoverable. Asset groups are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The Company estimates the future undiscounted cash flows to be generated by the asset groups and compares those estimates to the carrying value of the related asset groups. If the carrying value exceeds the future undiscounted cash flows, the asset group may be impaired. If the asset group is determined to be impaired, the carrying value of the asset group is reduced to fair value as estimated by a discounted cash flow model, with the difference recorded as an impairment charge.

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
February 28, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AMC Entertainment Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited AMC Entertainment Holdings, Inc. internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AMC Entertainment Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2023 and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Kansas City, Missouri
February 28, 2024

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(In millions, except share and per share amounts)	December 31, 2023	December 31, 2022	December 31, 2021

Revenues
Admissions	$2,690.5	$2,201.4	$1,394.2
Food and beverage	1,669.8	1,313.7	857.3
Other theatre	452.3	396.3	276.4
Total revenues	4,812.6	3,911.4	2,527.9
Operating costs and expenses
Film exhibition costs	1,291.1	1,051.7	607.7
Food and beverage costs	315.3	228.6	137.9
Operating expense, excluding depreciation and amortization below	1,691.5	1,528.4	1,141.8
Rent	873.5	886.2	828.0
General and administrative:
Merger, acquisition and other costs	1.7	2.1	13.7
Other, excluding depreciation and amortization below	241.9	207.6	226.6
Depreciation and amortization	365.0	396.0	425.0
Impairment of long-lived assets	106.9	133.1	77.2
Operating costs and expenses	4,886.9	4,433.7	3,457.9
Operating loss	(74.3)	(522.3)	(930.0)
Other expense, net:
Other expense (income)	(69.1)	53.6	(87.9)
Interest expense:
Corporate borrowings	369.6	336.4	414.9
Finance lease obligations	3.7	4.1	5.2
Non-cash NCM exhibitor services agreement	37.9	38.2	38.0
Equity in (earnings) loss of non-consolidated entities	(7.7)	1.6	(11.0)
Investment expense (income)	(15.5)	14.9	(9.2)
Total other expense, net	318.9	448.8	350.0
Net loss before income taxes	(393.2)	(971.1)	(1,280.0)
Income tax provision (benefit)	3.4	2.5	(10.2)
Net loss	(396.6)	(973.6)	(1,269.8)
Less: Net loss attributable to noncontrolling interests	—	—	(0.7)
Net loss attributable to AMC Entertainment Holdings, Inc.	$(396.6)	$(973.6)	$(1,269.1)
Net loss per share attributable to AMC Entertainment Holdings, Inc.'s common stockholders:
Basic and diluted	$(2.37)	$(9.29)	$(13.29)
Average shares outstanding:
Basic and diluted (in thousands)	167,644	104,769	95,482

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended
(In millions)	December 31, 2023	December 31, 2022	December 31, 2021

Net loss	$(396.6)	$(973.6)	$(1,269.8)
Other comprehensive loss:
Unrealized foreign currency translation adjustments	1.1	(59.8)	(78.9)
Realized loss on foreign currency transactions reclassified into investment income, net of tax	—	—	(0.4)
Pension adjustments:
Net gain (loss) arising during the period	(2.0)	10.6	12.3
Other comprehensive loss:	(0.9)	(49.2)	(67.0)
Total comprehensive loss	(397.5)	(1,022.8)	(1,336.8)
Comprehensive loss attributable to noncontrolling interests	—	—	(0.9)
Comprehensive loss attributable to AMC Entertainment Holdings, Inc.	$(397.5)	$(1,022.8)	$(1,335.9)

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$884.3	$631.5
Restricted cash	27.1	22.9
Receivables, net	203.7	166.6
Other current assets	88.0	81.1
Total current assets	1,203.1	902.1
Property, net	1,560.4	1,719.2
Operating lease right-of-use assets, net	3,544.5	3,802.9
Intangible assets, net	146.7	147.3
Goodwill	2,358.7	2,342.0
Other long-term assets	195.8	222.1
Total assets	$9,009.2	$9,135.6
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$320.5	$330.5
Accrued expenses and other liabilities	350.8	364.3
Deferred revenues and income	421.8	402.7
Current maturities of corporate borrowings	25.1	20.0
Current maturities of finance lease liabilities	5.4	5.5
Current maturities of operating lease liabilities	508.8	567.3
Total current liabilities	1,632.4	1,690.3
Corporate borrowings	4,552.3	5,120.8
Finance lease liabilities	50.0	53.3
Operating lease liabilities	4,000.7	4,252.7
Exhibitor services agreement	486.6	505.8
Deferred tax liability, net	32.4	32.1
Other long-term liabilities	102.7	105.1
Total liabilities	10,857.1	11,760.1
Commitments and contingencies
Stockholders’ deficit:
AMC Entertainment Holdings, Inc.'s stockholders' deficit:
Preferred stock, $.01 par value per share, 50,000,000 shares authorized; including Series A Convertible Participating Preferred Stock, no shares authorized, issued and outstanding as of December 31, 2023; 10,000,000 authorized; 7,245,872 issued and outstanding December 31, 2022, represented by AMC Preferred Equity Units, each representing an interest in a share of Series A Convertible Participating Preferred Stock, of which no shares are authorized, issued and outstanding as of December 31, 2023; 100,000,000 authorized; 72,458,705 issued and outstanding as of December 31, 2022	—	0.1
Class A common stock ($.01 par value, 550,000,000 shares authorized; 260,574,392 shares issued and outstanding as of December 31, 2023; 524,173,073 authorized; 51,683,892 shares issued and outstanding as of December 31, 2022)	2.6	0.5
Additional paid-in capital	6,221.9	5,049.8
Accumulated other comprehensive loss	(78.2)	(77.3)
Accumulated deficit	(7,994.2)	(7,597.6)
Total stockholders' deficit	(1,847.9)	(2,624.5)
Total liabilities and stockholders’ deficit	$9,009.2	$9,135.6

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2023	2022	2021
Cash flows from operating activities:
Net loss	$(396.6)	$(973.6)	$(1,269.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	365.0	396.0	425.0
(Gain) loss on extinguishment of debt	(142.8)	92.8	14.1
Deferred income taxes	0.7	1.7	(7.6)
Impairment of long-lived assets	106.9	133.1	77.2
Gain on dispositions of Baltics	—	—	(5.5)
Unrealized loss on investments in Hycroft	12.6	6.3	—
Amortization of net premium on corporate borrowings to interest expense	(55.6)	(65.4)	(3.9)
Amortization of deferred financing costs to interest expense	9.6	12.6	23.3
PIK interest expense	—	—	116.2
Non-cash portion of stock-based compensation	42.5	22.5	43.1
Gain on disposition of Saudi Cinema Company	(15.5)	—	—
Equity in (earnings) loss from non-consolidated entities, net of distributions	(0.2)	7.6	1.3
Landlord contributions	23.9	19.9	22.0
Other non-cash rent benefit	(35.0)	(26.6)	(24.9)
Deferred rent	(124.1)	(170.1)	(133.7)
Net periodic benefit cost (income)	1.4	(0.6)	(0.9)
Non-cash shareholder litigation expense	99.3	—	—
Change in assets and liabilities:
Receivables	(45.6)	4.0	(82.7)
Other assets	(6.7)	2.3	(5.8)
Accounts payable	(0.7)	(40.4)	63.8
Accrued expenses and other liabilities	(26.7)	(39.2)	164.3
Other, net	(27.6)	(11.4)	(29.6)
Net cash used in operating activities	(215.2)	(628.5)	(614.1)
Cash flows from investing activities:
Capital expenditures	(225.6)	(202.0)	(92.4)
Acquisition of theatre assets	(4.0)	(17.8)	(8.2)
Proceeds from disposition of Saudi Cinema Company	30.0	—	—
Proceeds from disposition of Baltics, net of cash and transaction costs	—	—	34.2
Proceeds from disposition of long-term assets	16.5	11.3	7.9
Proceeds from sale of securities	—	13.0	—
Investments in non-consolidated entities, net	—	(27.9)	(9.3)
Other, net	3.0	(0.6)	(0.4)
Net cash used in investing activities	(180.1)	(224.0)	(68.2)
Cash flows from financing activities:
Net proceeds from equity issuances	832.7	220.4	1,801.1
Proceeds from issuance of First Lien Notes due 2029	—	950.0	—
Proceeds from issuance of Odeon Term Loan Facility	—	—	534.3
Proceeds from First Lien Toggle Notes due 2026	—	—	100.0
Proceeds from issuance of Odeon Senior Secured Notes due 2027	—	368.0	—
Scheduled principal payments under Term Loan due 2026	(20.0)	(20.0)	(20.0)
Principal payments under First Lien Notes due 2025	—	(500.0)	—
Principal payments under First Lien Notes due 2026	—	(300.0)	—
Principal payments under First Lien Toggle Notes due 2026	—	(73.5)	(35.0)
Principal payments under Odeon Term Loan Facility	—	(476.6)	—
Principal payments under Second Lien Notes due 2026	—	—	(1.0)
Principal payments under finance lease obligations	(5.6)	(9.4)	(9.0)

Repayments under revolving credit facilities	—	—	(335.0)
Premium paid to extinguish First Lien Notes due 2025	—	(34.5)	—
Premium paid to extinguish First Lien Notes due 2026	—	(25.6)	—
Premium paid to extinguish First Lien Toggle Notes due 2026	—	(14.6)	(5.3)
Premium paid to extinguish Odeon Term Loan Facility	—	(26.5)	—
Repurchase of Senior Subordinated Notes due 2026	(1.7)	—	—
Repurchase of Second Lien Notes due 2026	(139.9)	(68.3)	—
Repurchase of Senior Subordinated Notes due 2027	—	(1.6)	—
Cash used to pay for deferred financing costs	(2.0)	(26.1)	(19.9)
Taxes paid for restricted unit withholdings	(14.2)	(52.3)	(19.1)
Cash used to pay dividends	—	(0.7)	—
Payments related to sale of noncontrolling interest	—	—	(0.4)
Net cash provided by (used in) financing activities	649.3	(91.3)	1,990.7
Effect of exchange rate changes on cash and cash equivalents and restricted cash	3.0	(22.1)	(9.5)
Net increase (decrease) in cash and cash equivalents and restricted cash	257.0	(965.9)	1,298.9
Cash and cash equivalents and restricted cash at beginning of period	654.4	1,620.3	321.4
Cash and cash equivalents and restricted cash at end of period	$911.4	$654.4	$1,620.3
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$421.2	$379.0	$274.7
Income taxes paid (received), net	$4.3	$0.8	$(7.4)
Schedule of non-cash activities:
Investment in NCM	$—	$15.0	$—
Construction payables at period end	$42.3	$36.3	$40.4
Other third-party equity issuance costs payable	$0.1	$2.8	$—
Extinguishment of Second Lien Notes due 2026 in exchange for share issuance	$238.6	$—	$—
Convertible Notes due 2026 conversion, see Note 8-Corporate Borrowings and Finance Lease Liabilities	$—	$—	$600.0

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Preferred Stock
			Series A Convertible	Depositary Shares					Accumulated
			Participating	of AMC		Additional			Other		Total AMC
	Class A and Class B Common Stock		Preferred Stock	Preferred Equity		Paid-in	Treasury Stock		Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
(In millions, except share and per share data)	Shares (2)	Amount	Shares (1)(2)	Units (1)(2)	Amount	Capital	Shares (1)(2)	Amount	Income (Loss)	Deficit	Deficit	Interests	Deficit
Balance December 31, 2020	22,433,304	$0.2	2,243,330	22,433,304	$0.1	$2,467.6	746,525	$(56.4)	$38.7	$(5,335.3)	$(2,885.1)	$26.9	$(2,858.2)
Net loss	—	—	—	—	—	—	—	—	—	(1,269.1)	(1,269.1)	(0.7)	(1,269.8)
Other comprehensive loss	—	—	—	—	—	—	—	—	(65.9)	—	(65.9)	(0.2)	(66.1)
Baltics noncontrolling capital contribution	—	—	—	—	—	0.2	—	—	—	—	0.2	(4.0)	(3.8)
100% liquidation of Baltics	—	—	—	—	—	—	—	—	(0.9)	—	(0.9)	(22.0)	(22.9)
Class A common stock, accrued dividend equivalent adjustment	—	—	—	—	—	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Share issuances	24,161,628	0.2	2,416,163	24,161,628	—	1,533.4	(746,525)	56.4	—	(19.3)	1,570.7	—	1,570.7
Class A common stock issuance to Mudrick	850,000	—	85,000	850,000	—	230.4	—	—	—	—	230.4	—	230.4
Convertible Notes due 2026 stock conversion	4,442,286	0.1	444,229	4,442,286	—	606.4	—	—	—	—	606.5	—	606.5
Wanda forfeit and cancellation of Class B shares	(566,600)	—	(56,660)	(566,600)	—	—	—	—	—	—	—	—	—
Taxes paid for restricted unit withholdings	—	—	—	—	—	(19.1)	—	—	—	—	(19.1)	—	(19.1)
Stock-based compensation	77,292	—	7,729	77,292	—	43.1	—	—	—	—	43.1	—	43.1
Balance December 31, 2021	51,397,910	$0.5	5,139,791	51,397,910	$0.1	$4,862.0	—	$—	$(28.1)	$(6,624.0)	$(1,789.5)	$—	$(1,789.5)
Net loss	—	—	—	—	—	—	—	—	—	(973.6)	(973.6)	—	(973.6)
Other comprehensive loss	—	—	—	—	—	—	—	—	(49.2)	—	(49.2)	—	(49.2)
Share issuances	—	—	2,077,482	20,774,813	—	217.6	—	—	—	—	217.6	—	217.6
Taxes paid for restricted unit withholdings	—	—	—	—	—	(52.3)	—	—	—	—	(52.3)	—	(52.3)
Stock-based compensation	285,982	—	28,599	285,982	—	22.5	—	—	—	—	22.5	—	22.5
Balance December 31, 2022	51,683,892	$0.5	7,245,872	72,458,705	$0.1	$5,049.8	—	$—	$(77.3)	$(7,597.6)	$(2,624.5)	$—	$(2,624.5)
Net loss	—	—	—	—	—	—	—	—	—	(396.6)	(396.6)	—	(396.6)
Other comprehensive loss	—	—	—	—	—	—	—	—	(0.9)	—	(0.9)	—	(0.9)
Share issuances	88,030,843	0.9	705,036	7,050,362	—	759.4	—	—	—	—	760.3	—	760.3
Antara Forward Purchase Agreement (3)	—	—	1,976,213	19,762,130	—	193.7	—	—	—	—	193.7	—	193.7
AMC Preferred Equity Unit conversion	99,540,642	1.0	(9,954,065)	(99,540,642)	(0.1)	(0.9)	—	—	—	—	—	—	—
Settlement Payment	6,897,018	0.1	—	—	—	99.2	—	—	—	—	99.3	—	99.3
Debt for equity exchange	14,186,651	0.1	—	—	—	92.8	—	—	—	—	92.9	—	92.9
Taxes paid for restricted unit withholdings	—	—	—	—	—	(14.2)	—	—	—	—	(14.2)	—	(14.2)
Stock-based compensation (4)	235,346	—	26,944	269,445	—	42.1	—	—	—	—	42.1	—	42.1
Balance December 31, 2023	260,574,392	$2.6	—	—	$—	$6,221.9	—	$—	$(78.2)	$(7,994.2)	$(1,847.9)	$—	$(1,847.9)

—————————————————

(1)	Share counts have been retroactively adjusted to reflect the effect of the stock split.
(2)	Share counts have been retroactively adjusted to reflect the effect of the reverse stock split.
(3)	Includes $75.1 million of cash proceeds and $118.6 million carrying value of the debt exchanged for AMC Preferred Equity Units
(4)	Includes 8,555 Common Stock shares and 15,370 AMC Preferred Equity Units awarded to the Board of Directors, 226,791 vested Common Stock RSUs and PSUs, and 254,074 AMC Preferred Equity Units RSUs and PSUs.

See Notes to Consolidated Financial Statements

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2023, 2022, 2021

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

Stock Split and Reverse Stock Split. On August 4, 2022, the Company announced that its Board of Directors declared a special dividend of one AMC Preferred Equity Unit for each share of Class A common stock (“Common Stock”) outstanding at the close of business August 15, 2022, the record date. The dividend was paid at the close of business August 19, 2022 to investors who held Common Stock as of August 22, 2022, the ex-dividend date. Due to the characteristics of the AMC Preferred Equity Units, the special dividend had the effect of a stock split pursuant to ASC 505-20-25-4.

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

Liquidity. The Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations and satisfy its obligations currently and through the next twelve months. The Company is subject to a minimum liquidity requirement of $100.0 million as a condition to the financial covenant suspension period under the Credit Agreement. The Company believes it will comply with the minimum liquidity requirement through the current maturity date of the Senior Secured Revolving Credit Facility on April 22, 2024. The Company currently does not expect to extend such maturity or replace the Senior Secured Revolving Credit Facility upon maturity, although it may seek to replace it in the future.

The Company’s cash burn rates are not sustainable long-term. In order to achieve sustainable net positive operating cash flows and long-term profitability, the Company believes that operating revenues will need to increase to levels in line with pre-COVID-19 operating revenues. North America box office grosses were down approximately 21% for the year ended December 31, 2023, compared to the year ended December 31, 2019. Until such time as the Company is able to achieve positive operating cash flow, it is difficult to estimate the Company’s liquidity requirements, future cash burn rates, future operating revenues, and attendance levels. Depending on the Company’s assumptions regarding the timing and ability to achieve levels of operating revenue, the estimates of amounts of required liquidity vary significantly.

There can be no assurance that the operating revenues, attendance levels, and other assumptions used to estimate the Company’s liquidity requirements and future cash burn rates will be correct, and the ability to be predictive is uncertain due to limited ability to predict studio film release dates, the overall production and theatrical release levels, and success of individual titles. Additionally, the effects of labor stoppages, including but not limited to the Writers Guild of America strike and the Screen Actors Guild-American Federation of Television and Radio Artists strike that occurred during 2023 cannot be reasonably estimated and are expected to have a negative impact in 2024 on the future film slate for exhibition, the Company’s future liquidity and cash burn rates. Further, there can be no assurances that the Company will be successful in generating the additional liquidity necessary to meet its obligations beyond twelve months from the issuance of these financial statements on terms acceptable to the Company or at all.

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

On December 22, 2022, the Company entered into the Forward Purchase Agreement with Antara pursuant to which the Company agreed to (i) sell to Antara 10,659,511 AMC Preferred Equity Units for an aggregate purchase price of $75.1 million and (ii) simultaneously purchase from Antara $100.0 million aggregate principal amount of the Company’s 10%/12% Cash/PIK Toggle Second Lien Notes due 2026 in exchange for 9,102,619 AMC Preferred Equity Units. On February 7, 2023, the Company issued 19,762,130 AMC Preferred Equity Units to Antara in exchange for $75.1 million in cash and $100.0 million aggregate principal amount of the Company’s 10%/12% Cash/PIK Toggle Second Lien Notes due 2026. The Company recorded $193.7 million to stockholders’ deficit as a result of the transaction. The Company paid $1.4 million of accrued interest in cash upon exchange of the notes. See Note 9—Stockholders’ Deficit for more information.

The below table summarizes the cash debt repurchase transactions that occurred during the year ended December 31, 2023, including related party transactions with Antara, which became a related party on February 7, 2023. These transactions were executed at terms equivalent to an arms-length transaction. See Note 8—Corporate Borrowings and Finance Lease Liabilities for more information.

	Aggregate Principal	Reacquisition	Gain on	Accrued Interest
(In millions)	Repurchased	Cost	Extinguishment	Paid
Related party transactions:
Second Lien Notes due 2026	$75.9	$48.5	$40.9	$1.1
5.875% Senior Subordinated Notes due 2026	4.1	1.7	2.3	0.1
Total related party transactions	80.0	50.2	43.2	1.2
Non-related party transactions:
Second Lien Notes due 2026	139.7	91.4	71.3	4.5
Total non-related party transactions	139.7	91.4	71.3	4.5
Total debt repurchases	$219.7	$141.6	$114.5	$5.7

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

The below table summarizes various debt for equity exchange transactions that occurred during the year ended December 31, 2023. See Note 8—Corporate Borrowings and Finance Lease Liabilities, Note 9—Stockholders’ Deficit, and Note 16—Subsequent Events for more information.

		Shares of
	Aggregate Principal	Common Stock	Gain on	Accrued Interest
(In millions, except for share data)	Exchanged	Exchanged	Extinguishment	Exchanged
Second Lien Notes due 2026	$105.3	14,186,651	$28.3	$1.2

During the year ended December 31, 2023, the Company raised gross proceeds of approximately $790.0 million and paid fees to sales agents and incurred third-party issuance costs of approximately $19.8 million and $9.9 million, respectively, through its at-the-market offering of approximately 88.0 million shares of its Common Stock and 7.1 million of its AMC Preferred Equity Units. The Company paid $12.6 million of other third-party issuance costs during the year ended December 31, 2023. See Note 9—Stockholders’ Deficit for further information regarding the at-the-market offerings.

During the year ended December 31, 2022, the Company sold 20.8 million AMC Preferred Equity Units. The Company generated approximately $228.8 million in gross proceeds from sales under one “at-the-market” offering program, paid fees to the sales agents and incurred third-party issuance costs of approximately $5.7 million and $5.5 million, respectively.

During the year ended December 31, 2021, the Company sold 24.2 million shares of the Company’s Common Stock and 24.2 million AMC Preferred Equity Units. The Company generated $1,611.8 million in aggregate gross proceeds from sales under various “at-the-market” offering programs, paid fees to the sales agents of approximately $40.3 million and paid other fees of $0.8 million.

Temporarily Suspended or Limited Operations. For approximately the first six months of the year ended December 31, 2021, the Company had suspended or limited operations in our International markets segment due to the COVID-19 pandemic. As of June 30, 2021, substantially all of our International markets theatres had resumed operations.

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

Principles of Consolidation. The consolidated financial statements include the accounts of Holdings and all subsidiaries, as discussed above. All significant intercompany balances and transactions have been eliminated in consolidation. Majority-owned subsidiaries that the Company has control of are consolidated in the Company’s consolidated subsidiaries; consequently, a portion of its stockholders’ deficit, net earnings (loss) and total comprehensive income (loss) for the periods presented are attributable to noncontrolling interests. The Company manages its business under two reportable segments for its theatrical exhibition operations: U.S. markets and International markets.

Noncontrolling Interests and Baltic Theatre Sale. Majority-owned subsidiaries that the Company has control of are consolidated in the Company’s consolidated financial statements; consequently, a portion of its stockholders’ deficit, net earnings (loss) and total comprehensive income (loss) for the periods presented are attributable to noncontrolling interests. On August 28, 2020, the Company entered into an agreement to sell its equity interest in Forum Cinemas OU, which consists of nine theatres located in the Baltic region (Latvia, Lithuania and Estonia) and that were included in the Company’s International markets reportable segment, for total consideration of approximately €77.25 million, including cash of approximately €64.35 million or $76.6 million prior to any transaction costs. This transaction was undertaken by the Company to further increase its liquidity and strengthen its balance sheet. The completion of the sale took place in several steps, as noted below, and was contingent upon clearance from each regulatory competition council in each country.

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

Film Exhibition Costs. Film exhibition costs are accrued based on the applicable box office receipts and estimates of the final settlement to the film licensors. Film exhibition costs include certain advertising costs. As of December 31, 2023 and December 31, 2022, the Company recorded film payables of $130.9 million and $123.8 million, respectively, which are included in accounts payable in the accompanying consolidated balance sheets.

Food and Beverage Costs. The Company records rebate payments from vendors as a reduction of food and beverage costs when earned.

Exhibitor Services Agreement. The Company recognizes advertising revenues, which are included in other theatre revenues in the consolidated statements of operations, when it satisfies a performance obligation by transferring a promised good or service to the customers. The advertising contracts with customers generally consist of a series of distinct periods of service, satisfied over time, to provide rights to advertising services. The Company’s Exhibitor Services Agreement (“ESA”) with National CineMedia, LLC (“NCM”) includes a significant financing component due to the significant length of time between receiving the non-cash consideration and fulfilling the performance obligation. The Company receives the non-cash consideration in the form of common membership units from NCM, in exchange for rights to exclusive access to the Company’s theatre screens and attendees through February 2037. Upon recognition, the Company records an increase to advertising revenues with a similar offsetting increase in non-cash interest expense, which is recorded to non-cash NCM exhibitor service agreement in the consolidated statements of operations. Pursuant to the calculation requirements for the time value of money, the amortization method reflects the front-end loading of the significant financing component where more interest expense is recognized earlier during the term of the agreement than the back-end recognition of the deferred revenue amortization where more revenue is recognized later in the term of the agreement. See Note 2—Revenue Recognition and Note 6—Investments for further information regarding the common unit adjustment (“CUA”) and the fair value measurement of the non-cash consideration.

Customer Loyalty Programs. AMC Stubs® (“Stubs”) is a customer loyalty program in the U.S. markets which allows members to earn rewards, receive discounts and participate in exclusive members-only offerings and services. It features both a paid tier called AMC Stubs PremiereTM (“Premiere”) for a flat annual membership fee and a non-paid tier called AMC Stubs® InsiderTM (“Insider”). Both programs reward loyal guests for their patronage of AMC Theatres. Rewards earned are redeemable on future purchases at AMC locations.

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

AMC Stubs® A-List (“A-List”) is the Company’s monthly subscription-based tier of the Stubs loyalty program. This program offers guests admission to movies at AMC up to three times per week including multiple movies per day and repeat visits to movies from $19.95 and $24.95 per month depending upon geographic market. Revenue is recognized ratably over the enrollment period.

Advertising Costs. The Company expenses advertising costs as incurred and does not have any direct-response advertising recorded as assets. Advertising costs were $43.6 million, $28.0 million, and $28.4 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively, and are recorded in operating expense in the accompanying consolidated statements of operations.

Cash and Cash Equivalents. All investments purchased with an original maturity of three months or less are classified as cash equivalents. At December 31, 2023, cash and cash equivalents for the U.S. markets and International markets were $752.3 million and $132.0 million, respectively, and at December 31, 2022, cash and cash equivalents were $508.0 million and $123.5 million, respectively.

Restricted Cash. Restricted cash is cash held in the Company's bank accounts in International markets as a guarantee for certain landlords. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statements of Cash Flows.

	Year Ended
(In millions)	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$884.3	$631.5	$1,592.5
Restricted cash	27.1	22.9	27.8
Total cash and cash equivalents and restricted cash in the statement of cash flows	$911.4	$654.4	$1,620.3

Intangible Assets. Intangible assets are comprised of management contracts, a trademark, and trade names. Amortizable intangible assets are being amortized on a straight-line basis over the estimated remaining useful lives of the assets. The Company evaluates definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be fully recoverable. Trademark and trade names are considered either definite or indefinite-lived intangible assets. Indefinite-lived intangible assets are not amortized but rather evaluated for impairment annually or more frequently as specific events or circumstances dictate.

The Company first assesses the qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. There were no intangible asset impairment charges incurred during the years ended December 31, 2023, December 31, 2022, and December 31, 2021.

Investments. The Company accounts for its investments in non-consolidated entities using either the cost or equity methods of accounting as appropriate, and has recorded the investments within other long-term assets in its consolidated balance sheets. Equity earnings and losses are recorded when the Company’s ownership interest provides the Company with significant influence. The Company follows the guidance in ASC 323-30-35-3, investment in a limited liability company, which prescribes the use of the equity method for investments where the Company has significant influence. The Company classifies gains and losses on sales of investments or impairments accounted for using the cost method in investment expense (income). Gains and losses on cash sales are recorded using the weighted average cost of all interests in the investments. Gains and losses related to non-cash negative common unit adjustments are recorded using the weighted average cost of those units in NCM. See Note 6—Investments for further discussion of the Company’s investments in NCM. As of December 31, 2023, the Company holds equity method investments comprised of a 18.3% interest in SV Holdco LLC (“SV Holdco”), a joint venture that markets and sells cinema advertising and promotions through Screenvision; a 50.0% interest in Digital Cinema Media Ltd. (“DCM”), a joint venture that provides advertising services in International markets; a 32.0% interest in AC JV, LLC (“AC JV”), a joint venture that owns Fathom Events offering alternative content for motion picture screens; a 14.6% interest in Digital Cinema Distribution Coalition, LLC (“DCDC”), a satellite distribution network for feature films and other digital cinema content; a 50% ownership interest in four U.S. motion picture theatres and approximately 50% ownership interest in 61 theatres in Europe. Indebtedness held by equity method investees is non-recourse to the Company.

Goodwill. The Company’s recorded goodwill was $2,358.7 million and $2,342.0 million as of December 31, 2023 and December 31, 2022, respectively. Goodwill represents the excess of purchase price over fair value of net tangible and identifiable intangible assets related to the acquisition of Holdings on August 30, 2012 and subsequent theatre business acquisitions. The Company evaluates goodwill at its two reporting units (Domestic Theatres and International Theatres). Also, the Company evaluates goodwill and its indefinite-lived trademark and trade names for impairment annually as of the beginning of the fourth quarter and any time an event occurs or circumstances change that would more likely than not reduce the fair value for a reporting unit below its carrying amount.

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

Qualitative impairment tests. The Company performed a qualitative impairment test to evaluate whether it is more likely than not that the fair value of each reporting unit was less than their respective carrying amount as of its annual assessment date, October 1st. The Company concluded that it was not more likely than not that the fair value of either of the Company’s two reporting units had been reduced below their respective carrying amounts at the annual assessment date for 2022 or 2023. The Company concluded that there were no triggering events that had occurred between the annual assessment date and December 31, 2023.

Other Long-term Assets. Other long-term assets are comprised principally of investments in partnerships and joint ventures and capitalized computer software, which is amortized over the estimated useful life of the software. See Note 7—Supplemental Balance Sheet Information.

Accounts Payable. Under the Company’s cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified within accounts payable in the balance sheet. The change in book overdrafts is reported as a component of operating cash flows for accounts payable as they do not represent bank overdrafts. The amount of these checks included in accounts payable as of December 31, 2023 and December 31, 2022 was $3.0 million and $2.2 million, respectively.

Leases. The Company leases theatres and equipment under operating and finance leases. Many of the leases contain options to extend the leases for additional periods. The Company typically does not believe that the exercise of the renewal options is reasonably assured at the inception of the lease agreements and, therefore, considers the initial base term as the lease term. Lease terms vary but generally, the leases provide for fixed and escalating rentals, contingent escalating rentals based on the Consumer Price Index and other indexes not to exceed certain specified amounts and variable rentals based on a percentage of revenues. The Company often receives contributions from landlords for renovations at existing locations. The Company records the amounts received from landlords as an adjustment to the right-of-use asset and amortizes the balance as a reduction to rent expense over the base term of the lease agreement.

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

The following table summarizes the Company’s impairments for the years ended December 31, 2023, December 31, 2022, and December 31, 2021:

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2023	2022	2021
Impairment of long-lived assets	$106.9	$133.1	$77.2
Impairment of other assets recorded in investment expense (income)	1.0	—	—
Total impairment loss	$107.9	$133.1	$77.2

During the year ended December 31, 2023, the Company recorded non-cash impairment of long-lived assets of $49.2 million on 68 theatres in the U.S. markets with 738 screens (in Alabama, Colorado, District of Columbia, Florida, Georgia, Iowa, Illinois, Indiana, Kansas, Kentucky, Louisiana, Massachusetts, Maryland, Michigan, Minnesota, Missouri, North Carolina, New York, Pennsylvania, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, West Virginia) and $57.7 million on 57 theatres in the International markets with 488 screens (in Germany, Ireland, Italy, Portugal, Spain, Sweden, and UK), which were related to property, net and operating lease right-of-use assets, net. In addition, during the year ended December 31, 2023, the Company recorded impairment losses of $1.0 million within investment expense (income), related to equity interest investments without a readily determinable fair value accounted for under the cost method in the U.S. markets.

During the year ended December 31, 2022, the Company recorded non-cash impairment of long-lived assets of $73.4 million on 68 theatres in the U.S. markets with 817 screens and $59.7 million on 53 theatres in the International markets with 456 screens, which were related to property, net and operating lease right-of-use assets, net.

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

Employee Benefit Plans. The Company sponsors frozen non-contributory qualified and non-qualified defined benefit pension plans in the U.S. and frozen defined benefit pension plans in the U.K. and Sweden. The Company also sponsored a postretirement deferred compensation plan, which was liquidated during 2022, and also various defined contribution plans.

The following table sets forth the plans’ benefit obligations and plan assets included in the consolidated balance sheets:

	U.S. Pension Benefits		International Pension Benefits
	Year Ended		Year Ended
(In millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Aggregated projected benefit obligation at end of period (1)	$(79.3)	$(79.7)	$(71.9)	$(66.8)
Aggregated fair value of plan assets at end of period	58.3	59.2	76.7	73.1
Net (liability) asset - funded status	$(21.0)	$(20.5)	$4.8	$6.3
(1)	At December 31, 2023 and December 31, 2022, U.S. aggregated accumulated benefit obligations were $79.3 million and $79.7 million, respectively, and International aggregated accumulated benefit obligations were $71.9 million and $66.8 million, respectively.

The Company does not expect to make a material contribution to the U.S. pension plans during the year ended December 31, 2024. The Company intends to make future cash contributions to the plans in an amount necessary to meet minimum funding requirements according to applicable benefit plan regulations.

The weighted-average assumptions used to determine benefit obligations are as follows:

	U.S. Pension Benefits		International Pension Benefits
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Discount rate	4.76%	4.97%	4.53%	4.82%
Rate of compensation increase	N/A	N/A	2.07%	2.19%

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	U.S. Pension Benefits			International Pension Benefits
	Year Ended			Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2023	2022	2021	2023	2022	2021
Discount rate	4.97%	2.66%	2.26%	4.82%	1.79%	1.78%
Weighted average expected long-term return on plan assets	6.56%	6.56%	6.57%	4.32%	1.57%	1.28%
Rate of compensation increase	N/A	N/A	N/A	2.19%	2.28%	2.29%

The offset to the pension liability is recorded in stockholders’ deficit as a component of accumulated other comprehensive (income) loss. For further information, see Note 14—Accumulated Other Comprehensive Income (Loss) for pension amounts and activity recorded in accumulated other comprehensive income.

For the years ended December 31, 2023, December 31, 2022, and December 31, 2021, net periodic benefit costs (credits) were $1.4 million, $(0.6) million, and $(0.9) million, respectively. The non-operating component of net periodic benefit costs is recorded in other expense (income) in the consolidated statements of operations.

The following table provides the benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter:

(In millions)	U.S. Pension Benefits	International Pension Benefits
2024	$4.5	$3.4
2025	4.8	3.5
2026	5.0	3.6
2027	5.1	3.8
2028	5.4	3.9
Years 2029 - 2032	28.3	22.1

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

Investments in the pension plan assets are measured at fair value on a recurring basis. As of December 31, 2023, for the U.S. investment portfolio, 92% were valued using the net asset value per share (or its equivalent) as a practical expedient and 8% of the investment included pooled separate accounts valued using market prices for the underlying instruments that were observable in the market or could be derived by observable market data from independent external valuation information (Level 2 of the fair value hierarchy). As of December 31, 2023, for the International investment portfolio, 4% consisting of cash and equivalents was valued using quoted market prices from actively traded markets (Level 1 of the fair value hierarchy), 28% included mutual funds and collective trust funds valued using market prices for the underlying instruments that were observable in the market or could be derived by observable market data from independent external valuation information (Level 2 of the fair value hierarchy) and 68% were valued using the net asset value per share (or its equivalent) as a practical expedient.

During 2023, there was a ruling in the United Kingdom related to the validity of certain amendments to benefits in contracted-out salary-related defined benefit pension plans. The ruling is subject to an ongoing appeal. The ruling may potentially be applicable to certain defined benefit pension plans the Company has in the United Kingdom. While the Company does not believe the impact of this ruling will have a material impact on our projected benefit obligation, it will continue to monitor the appeals process. As of December 31, 2023, no specific adjustments for this matter have been included in estimating the projected benefit obligation and related net periodic benefit cost of the applicable plans.

The Company sponsors various defined contribution plans which include company match features in the U.S. and Internationally. The expense related to defined contribution plans for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, was $9.8 million, $9.0 million, and $8.4 million, respectively.

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

Casualty Insurance. The Company is self-insured for general liability up to $1.0 million per occurrence and carries a $0.5 million deductible limit per occurrence for workers’ compensation claims. The Company utilizes actuarial projections of its ultimate losses to calculate its reserves and expense. The actuarial method includes an allowance for adverse developments on known claims and an allowance for claims which have been incurred but which have not yet been reported. As of December 31, 2023 and December 31, 2022, the Company recorded casualty insurance reserves of $22.8 million and $30.7 million, respectively. The Company recorded expenses related to general liability and workers’ compensation claims of $53.1 million, $49.8 million, and $37.1 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively. Casualty insurance expense is recorded in operating expense.

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

During the year ended December 31, 2023, the Company recognized government assistance in other income of $4.8 million, primarily related to grants in the International markets. During the year ended December 31, 2022, the Company recognized government assistance in other income of $25.8 million, primarily related to grants in the International markets. The general requirements of the grants were that the grantees must have lost income due to the COVID-19 pandemic. The Company concluded all grant criteria had been met and therefore have recognized the entire award.

Additionally, the Company recognized $3.2 million and $1.9 million of government assistance as reduction to property, net during the years ended December 31, 2023, and December 31, 2022, respectively. The assistance relates to the construction of capital assets related to the innovation, modernization, and digitalization of the theatrical exhibition industry in certain countries in the International markets.

During the year ended December 31, 2023, the Company was awarded $10.0 million of tax credits in our International markets that have been or will be utilized to offset employer payroll tax or value-added tax liabilities. The tax credits by the government to support entities in the film exhibition industry. The Company has recorded these credits as reductions to rent expense and operating expense as those expenses were the basis for the tax credits awarded.

Other Expense (Income): The following table sets forth the components of other expense (income):

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2023	2022	2021
Credit income related to contingent lease guarantees	$—	$(0.2)	$(5.7)
Governmental assistance - International markets	(3.8)	(23.0)	(81.5)
Governmental assistance - U.S. markets	(1.0)	(2.8)	(5.6)
Foreign currency transaction gains	(17.8)	(12.3)	(9.8)
Non-operating components of net periodic benefit cost (income)	1.4	(0.6)	(0.7)
Loss on extinguishment - First Lien Notes due 2025	—	47.7	—
Loss on extinguishment - First Lien Notes due 2026	—	54.4	—
Loss on extinguishment - First Lien Toggle Notes due 2026	—	32.9	14.4
Gain on extinguishment - Second Lien Notes due 2026	(140.5)	(75.0)	—
Gain on extinguishment - Senior Subordinated Notes due 2026	(2.3)	—	—
Gain on extinguishment - Senior Subordinated Notes due 2027	—	(3.7)	—
Loss on extinguishment - Odeon Term Loan Facility	—	36.5	—
Financing fees related to modification of debt	—	—	1.0
Derivative stockholder settlement	(14.0)	—	—
Shareholder litigation	110.2	—	—
Business interruption insurance recoveries	(1.3)	(0.3)	—
Other expense (income)	$(69.1)	$53.6	$(87.9)

Accounting Pronouncements Recently Adopted

Reference Rate Reform. In March 2020, the FASB issued guidance providing optional expedients to account for the effects of reference rate reform to contracts, hedging relationships, and other transactions affected by the transition from the use of London Interbank Offered Rate (LIBOR) to an alternative reference rate. The Company elected to apply the optional expedients under ASC 848 to modifications of contracts that previously referenced LIBOR. The optional expedients eliminate the need to remeasure the contracts or reassess any accounting determinations. See Note 8—Corporate Borrowings and Finance Lease Obligations for further discussion on the election of the optional expedients allowed under ASC 848.

Accounting Pronouncements Issued Not Yet Adopted

Segment Reporting. In November 2023, the FASB issued ASC 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 require annual and interim disclosures about significant segment expenses. ASU 2023-07 is effective for the Company for the year ended December 31, 2024, and every interim period thereafter.

Income Tax Disclosures. In December 2023, the FASB issued ASC 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 require entities to disclose on an annual basis (1) specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The amendments would also require that entities disclose various information about income taxes paid and (1) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and (2) foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. ASU 2023-09 is effective for the Company for the year ended December 31, 2025.

NOTE 2—REVENUE RECOGNITION

Disaggregation of Revenue. Revenue is disaggregated in the following tables by major revenue types and by timing of revenue recognition:

	Year Ended
(In millions)	December 31, 2023	December 31, 2022	December 31, 2021
Major revenue types
Admissions	$2,690.5	$2,201.4	$1,394.2
Food and beverage	1,669.8	1,313.7	857.3
Other theatre:
Advertising	129.5	122.7	95.3
Other theatre	322.8	273.6	181.1
Other theatre	452.3	396.3	276.4
Total revenues	$4,812.6	$3,911.4	$2,527.9

	Year Ended
(In millions)	December 31, 2023	December 31, 2022	December 31, 2021
Timing of revenue recognition
Products and services transferred at a point in time	$4,424.1	$3,579.9	$2,325.5
Products and services transferred over time (1)	388.5	331.5	202.4
Total revenues	$4,812.6	$3,911.4	$2,527.9
(1)	Amounts primarily include subscription and advertising revenues.

The following tables provide the balances of receivables and deferred revenue income:

(In millions)	December 31, 2023	December 31, 2022
Current assets
Receivables related to contracts with customers	$113.5	$92.3
Miscellaneous receivables	90.2	74.3
Receivables, net	$203.7	$166.6

(In millions)	December 31, 2023	December 31, 2022
Current liabilities
Deferred revenues related to contracts with customers	$415.3	$398.8
Miscellaneous deferred income	6.5	3.9
Deferred revenues and income	$421.8	$402.7

The significant changes in contract liabilities with customers included in deferred revenues and income are as follows:

Deferred Revenues
Related to Contracts
(In millions)	with Customers
Balance December 31, 2021	$405.1
Cash received in advance (1)	292.0
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	14.9
Food and beverage revenues (2)	22.7
Other theatre revenues (2)	(0.4)
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(205.2)
Food and beverage revenues (3)	(57.5)
Other theatre revenues (4)	(66.7)
Foreign currency translation adjustment	(6.1)
Balance December 31, 2022	$398.8
Cash received in advance (1)	331.7
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	22.3
Food and beverage revenues (2)	37.8
Other theatre revenues (2)	(1.3)
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(237.5)
Food and beverage revenues (3)	(70.1)
Other theatre revenues (4)	(64.1)
Foreign currency translation adjustment	(2.3)
Balance December 31, 2023	$415.3
(1)	Includes movie tickets, food and beverage, gift cards, exchange tickets, subscription membership fees, and other loyalty membership fees.
(2)	Amount of rewards accumulated, net of expirations, that are attributed to loyalty programs.
(3)	Amount of rewards redeemed that are attributed to gift cards, exchange tickets, movie tickets, and loyalty programs.
(4)	Amounts relate to income from non-redeemed or partially redeemed gift cards, non-redeemed exchange tickets, subscription membership fees, and loyalty programs membership fees.

The significant changes to contract liabilities included in the ESA in the consolidated balance sheets, are as follows:

Exhibitor Services
(In millions)	Agreement (1)
Balance December 31, 2021	$510.4
Common Unit Adjustment-additions of common units	15.0
Reclassification of the beginning balance to other theatre revenue, as the result of performance obligations satisfied	(19.6)
Balance December 31, 2022	$505.8
Reclassification, net of adjustments, for portion of the beginning balance to other theatre revenue, as the result of performance obligations satisfied	(19.2)
Balance December 31, 2023	$486.6
(1)	Represents the carrying amount of the NCM common units that were previously received under the annual CUA and subsequent adjustments related to the NCM Bankruptcy, as discussed in greater detail below. The deferred revenues are being amortized to other theatre revenues over the remainder of the 30-year term of the ESA ending in February 2037.

NCM Bankruptcy. On April 11, 2023, NCM filed a petition under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of Texas. NCM is the in-theatre advertising provider for the majority of the Company’s theatres in the United States. Under the Chapter 11 plan of reorganization, which became effective on August 7, 2023 (the “Plan”), NCM has assumed its agreements with the Company. As part of the Plan, on August 7, 2023, NCM issued 16,581,829 common units (“NCM Common Units”) that were owed to the Company as part of the annual common unit adjustment. But under the terms of the Plan and restructuring of the equity of NCM thereunder, the NCM Common Units were immediately cancelled upon the efficacy of the Plan. The Company has filed appeals with the United States District Court for the Southern District of Texas, objecting to, among other things, certain terms of the Plan, including modification of the terms of the exhibitor services agreement with other parties that were not granted to the Company and appeal of the court’s order to approve cancellation of the NCM Common Unit issuance. The Company does not expect the NCM bankruptcy to have a material impact on the Company.

Transaction Price Allocated to the Remaining Performance Obligations. The following table includes the amount of NCM ESA, included in exhibitor services agreement in the Company’s consolidated balance sheets, that is expected to be recognized as revenues in the future related to performance obligations that are unsatisfied as of December 31, 2023:

(In millions)	Exhibitor Services Agreement
Year ended 2024	$22.7
Year ended 2025	24.4
Year ended 2026	26.2
Year ended 2027	28.2
Year ended 2028	30.4
Years ended 2029 through February 2037	354.7
Total	$486.6

Gift Cards and Exchange Tickets. The total amount of non-redeemed gift cards and exchange tickets included in deferred revenues and income as of December 31, 2023 was $326.3 million. This will be recognized as revenues as the gift cards and exchange tickets are redeemed or as the non-redeemed gift card and exchange ticket revenues are recognized in proportion to the pattern of actual redemptions, which is estimated to occur over the next 24 months.

Loyalty Programs. As of December 31, 2023, the amount of deferred revenues allocated to the loyalty programs included in deferred revenues and income was $73.6 million. The earned points will be recognized as revenue as the points are redeemed, which is estimated to occur over the next 24 months. The Premiere annual membership fee is recognized ratably over the one-year membership period.

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

The Company received rent concessions from lessors that aided in mitigating the economic effects of COVID-19 during the pandemic. These concessions primarily consisted of rent abatements and the deferral of rent payments. As a result, deferred lease amounts were approximately $56.3 million as of December 31, 2023. In instances where there were no substantive changes to the lease terms, i.e., modifications that resulted in total payments of the modified lease being substantially the same or less than the total payments of the existing lease, the Company elected the relief as provided by the FASB staff related to the accounting for certain lease concessions. The Company elected not to account for these concessions as a lease modification, and therefore the Company has remeasured the related lease liability and right-of-use asset but did not reassess the lease classification or change the discount rate to the current rate in effect upon the remeasurement. The deferred payment amounts have been recorded in the Company’s lease liabilities to reflect the change in the timing of payments. Those leases that did not meet the criteria for treatment under the FASB relief were evaluated as lease modifications. The deferred payment amounts for contractual rent amounts due and not paid are included in accounts payable in the consolidated balance sheets and in change in accounts payable in the consolidated statements of cash flows. In addition, the Company included deferred lease payments in operating lease right-of-use assets as a result of lease remeasurements.

A summary of deferred payment amounts related to rent obligations for which payments were deferred to future periods is provided below:

	As of		As of
	December 31,	Decrease	December 31,
(In millions)	2022	in deferred amounts	2023
Fixed operating lease deferred amounts (1)	$150.3	$(97.1)	$53.2
Finance lease deferred amounts	0.9	(0.9)	-
Variable lease deferred amounts	6.0	(2.9)	3.1
Total deferred lease amounts	$157.2	$(100.9)	$56.3
(1)	During the year ended December 31, 2023, the decrease in fixed operating lease deferred amounts includes $14.3 million of rent payments that are included in change in accounts payable and $82.8 million included in deferred rent and other non-cash rent in the consolidated statements of cash flows.

The following table reflects the lease costs for the years indicated below:

		Year Ended
		December 31,	December 31,	December 31,
(In millions)	Consolidated Statements of Operations	2023	2022	2021
Operating lease cost
Theatre properties	Rent	$788.1	$812.0	$775.4
Theatre properties	Operating expense	2.0	5.4	1.1
Equipment	Operating expense	17.5	8.6	10.7
Office and other	General and administrative: other	5.4	5.3	5.4
Finance lease cost
Amortization of finance lease assets	Depreciation and amortization	2.0	2.6	4.6
Interest expense on lease liabilities	Finance lease obligations	3.7	4.1	5.2
Variable lease cost
Theatre properties	Rent	85.4	74.2	52.6
Equipment	Operating expense	63.3	60.0	43.4
Total lease cost		$967.4	$972.2	$898.4

The following table represents the weighted-average remaining lease term and discount rate as of December 31, 2023:

	As of December 31, 2023
	Weighted Average	Weighted Average
	Remaining	Discount
Lease Term and Discount Rate	Lease Term (years)	Rate
Operating leases	8.7	10.5%
Finance leases	13.3	6.4%

Cash flow and supplemental information is presented below:

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$(3.7)	$(3.8)	$(2.9)
Operating cash flows used in operating leases	(986.4)	(1,032.4)	(883.2)
Financing cash flows used in finance leases	(5.6)	(9.4)	(9.0)

Landlord contributions:
Operating cashflows provided by operating leases	23.9	19.9	22.0
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	214.1	277.3	196.6

(1)	Includes lease extensions and option exercises.

Minimum annual payments required under existing operating and finance leases and the net present value thereof as of December 31, 2023 are as follows:

	Operating Lease	Finance Lease
(In millions)	Payments (2)	Payments (2)
2024 (1)	920.3	8.4
2025	884.3	7.8
2026	819.6	7.6
2027	754.6	7.6
2028	669.2	7.2
Thereafter	2,802.3	46.2
Total lease payments	6,850.3	84.8
Less imputed interest	(2,340.8)	(29.4)
Total operating and finance lease liabilities, respectively	$4,509.5	$55.4
(1)	The minimum annual payments table above does not include contractual cash rent amounts that were due and not paid, which are recorded in accounts payable as shown below, including estimated repayment dates:

Accounts Payable
(In millions)	Lease Payments
2024	4.4
2025	0.8
2026	0.7
2027	0.3
2028	0.1
Thereafter	0.1
Total deferred lease amounts recorded in accounts payable	$6.4

(2)	The minimum annual payments table above includes deferred undiscounted cash rent amounts that were due and not paid related to operating leases, as shown below:

Operating Lease
(In millions)	Payments
2024	15.7
2025	5.7
2026	4.2
2027	3.4
2028	3.2
Thereafter	17.7
Total deferred lease amounts	$49.9

As of December 31, 2023, the Company had signed additional operating lease agreements for two theatres that have not yet commenced of approximately $62.0 million, which are expected to commence in 2024 or thereafter, and carry lease terms of approximately 15 to 20 years. The timing of lease commencement is dependent on the landlord providing the Company with control and access to the related facility.

During the year ended December 31, 2023, the Company received a $13.0 million buyout incentive from a landlord which provided the landlord the right to terminate the lease of one theatre. The incentive was treated as a reduction to rent expense in the Company’s consolidated statement of operations.

NOTE 4—PROPERTY

A summary of property is as follows:

(In millions)	December 31, 2023	December 31, 2022
Property owned:
Land	$62.6	$73.7
Buildings and improvements	205.8	209.4
Leasehold improvements	1,958.3	1,880.8
Furniture, fixtures and equipment	2,387.0	2,354.3
	4,613.7	4,518.2
Less: accumulated depreciation	3,091.7	2,838.4
	1,522.0	1,679.8

Property leased under finance leases:
Building and improvements	56.5	54.8
Less: accumulated depreciation and amortization	18.1	15.4
	38.4	39.4
	$1,560.4	$1,719.2

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

Depreciation expense was $337.5 million, $359.0 million, and $382.0 million for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the changes in goodwill by reporting unit:

	U.S. Markets			International Markets			Consolidated Goodwill
(In millions)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Balance December 31, 2021	$3,072.6	$(1,276.1)	$1,796.5	$1,722.6	$(1,089.3)	$633.3	$4,795.2	$(2,365.4)	$2,429.8
Currency translation adjustment	—	—	—	(200.8)	113.0	(87.8)	(200.8)	113.0	(87.8)
Balance December 31, 2022	$3,072.6	$(1,276.1)	$1,796.5	$1,521.8	$(976.3)	$545.5	$4,594.4	$(2,252.4)	$2,342.0
Currency translation adjustment	—	—	—	67.7	(51.0)	16.7	67.7	(51.0)	16.7
Balance December 31, 2023	$3,072.6	$(1,276.1)	$1,796.5	$1,589.5	$(1,027.3)	$562.2	$4,662.1	$(2,303.4)	$2,358.7

Detail of other intangible assets is presented below:

		December 31, 2023		December 31, 2022
		Gross		Gross
	Remaining	Carrying	Accumulated	Carrying	Accumulated
(In millions)	Useful Life	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Management contracts	2 years	$1.7	$(1.6)	$9.3	$(9.2)
Starplex trade name	3 years	7.9	(5.7)	7.9	(5.0)
Carmike trade name	none	—	—	9.3	(8.0)
Total, amortizable		$9.6	$(7.3)	$26.5	$(22.2)
Non-amortizing Intangible Assets:
AMC trademark		$104.4		$104.4
Odeon trade names		37.3		35.8
Nordic trade names		2.7		2.8
Total, unamortizable		$144.4		$143.0

See the impairment table in Note 1—The Company and Significant Accounting Policies for information regarding indefinite and definite-lived intangible assets impairment amounts.

Amortization expense associated with the intangible assets noted above is as follows:

	Year Ended
(In millions)	December 31, 2023	December 31, 2022	December 31, 2021
Recorded amortization	$2.1	$2.6	$3.5

NOTE 6—INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control, and are recorded in the consolidated balance sheets in other long-term assets. On December 30, 2022, the Company entered into an agreement to sell its 10.0% investment in Saudi Cinema Company, LLC for SAR 112.5 million ($30.0 million), and on January 24, 2023, the Saudi Ministry of Commerce recorded the sale of equity and the Company received the proceeds on January 25, 2023. The Company recorded a gain on the sale of $15.5 million in investment income during the year ended December 31, 2023. Investments in non-consolidated affiliates as of December 31, 2023, include interests in DCDC of 14.6%, AC JV, owner of Fathom Events, of 32.0%, SV Holdco, owner of Screenvision, of 18.4%, and DCM of 50.0%. The Company also has partnership interests in four U.S. motion picture theatres and approximately 50.0% interest in 61 theatres in Europe. Indebtedness held by equity method investees is non-recourse to the Company.

Investment in Hycroft

On March 14, 2022, the Company purchased 2.3 million units of Hycroft for $27.9 million, with each unit consisting of one common share of Hycroft and one common share purchase warrant. The units were priced at $11.93 per unit. Each warrant is exercisable for one common share of Hycroft at a price of $10.68 per share over a 5-year term through March 2027. The preceding amounts have been adjusted for the one-for-ten reverse stock split Hycroft effectuated on November 15, 2023.

Hycroft filed a resale registration statement to register the common shares and warrant shares for the sale under Securities Act on April 14, 2022 which became effective on June 2, 2022. The Company accounts for the common shares of Hycroft under the equity method and we have elected the fair value option in accordance with ASC 825-10. The Company account for the warrants as derivatives in accordance with ASC 815. Accordingly, the fair value of the investments in Hycroft are remeasured at each subsequent reporting period and unrealized gains and losses are reported in investment income. The Company believes the fair value option to be the most appropriate election for this equity method investment as the Company is not entering the mining business. During the years ended December 31, 2023 and December 31, 2022, the Company recorded unrealized losses related to the investment in Hycroft of $12.6 million and $6.3 million, respectively, in investment expense (income), respectively.

NCM Transactions

Pursuant to the Company’s Common Unit Adjustment Agreement, from time to time common units of NCM held by the Founding Members will be adjusted up or down through a formula, primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each Founding Member. The CUA is computed annually, except that an earlier CUA will occur for a Founding Member if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent CUA, will cause a change of 2% or more in the total annual attendance of all of the Founding Members. In the event that a CUA is determined to be a negative number, the Founding Member shall cause, at its election, either (a) the transfer and surrender to NCM of a number of common units equal to all or part of such Founding Member’s CUA or (b) pay to NCM an amount equal to such Founding Member’s CUA calculated in accordance with the CUA Agreement.

In March 2021, the NCM CUA resulted in a negative adjustment of 3,012,738 common units for the Company, and therefore, the Company paid NCM cash of $9.2 million and recorded the amount as a reduction to deferred revenues for the ESA. During the year ended December 31, 2021, the Company sold its remaining approximately 1.4 million NCM shares and received net proceeds of $5.7 million, which were recorded in investment expense (income). In March 2022, the NCM CUA resulted in a positive adjustment of 5,954,646 common units for the Company. The Company received the units and recorded the common units as an addition to deferred revenues for the ESA at a fair value of $15.0 million, based upon a price per share of NCM of $2.52 on March 30, 2022. During the year ended December 31, 2022, the Company sold its shares of NCM for $1.5 million and recorded a realized loss in investment expense of $13.5 million. See Note 1—The Company and Significant Accounting Policies and Note 2—Revenue Recognition for further information regarding CUA and ESA.

DCIP Transactions

During the year ended December 31, 2021, the Company received cash distribution of $12.2 million from DCIP, which the Company recorded as a reduction to its investment in DCIP. The distribution reduced the Company’s recorded investment below $0 and therefore the Company recorded equity in earnings of $4.0 million to increase its investment to $0 as the Company has not guaranteed any of the liabilities of DCIP. During the year ended December 31, 2022, DCIP ceased operations and the Company received a liquidation distribution of $3.4 million which the Company recorded as equity in earnings.

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

Summary Financial Information

Investments in non-consolidated affiliates accounted for under the equity method as of December 31, 2023, include interests in Hycroft, SV Holdco, DCM, AC JV, DCDC, 61 theatres in Europe, four U.S. motion picture theatres, and other immaterial investments.

Condensed financial information of the Company’s non-consolidated equity method investments is shown below with amounts presented under U.S. GAAP:

(In millions)	December 31, 2023	December 31, 2022
Current assets	$263.8	$411.5
Noncurrent assets	224.7	431.9
Total assets	488.5	843.4
Current liabilities	130.9	152.8
Noncurrent liabilities	385.0	452.9
Total liabilities	515.9	605.7
Stockholders’ (deficit) equity	(27.4)	237.7
Liabilities and stockholders’ (deficit) equity	488.5	843.4
The Company’s recorded investment	56.4	69.6

Condensed financial information of the Company’s non-consolidated equity method investments is shown below and amounts are presented under U.S. GAAP for the periods of ownership by the Company:

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2023	2022	2021
Revenues	$425.6	$412.8	$285.1
Operating costs and expenses	449.9	498.2	287.6
Net loss	$(24.3)	$(85.4)	$(2.5)

The components of the Company’s recorded equity in earnings (loss) of non-consolidated entities are as follows:

	Year Ended
(In millions)	December 31, 2023	December 31, 2022	December 31, 2021
The Company’s recorded equity in earnings (loss)	$7.7	$(1.6)	$11.0

Related Party Transactions

The Company recorded the following related party transactions with equity method investees:

	As of	As of
(In millions)	December 31, 2023	December 31, 2022
Due from DCM for on-screen advertising revenue	$3.3	$2.2
Loan receivable from DCM	0.6	0.6
Due to AC JV for Fathom Events programming	(2.3)	(2.0)
Due from Nordic JVs	2.7	1.3
Due to Nordic JVs for management services	(1.4)	(1.1)
Due from SCC related to the joint venture	0.5	1.4
Due to U.S. theatre partnerships	(0.6)	(0.7)

		Year Ended
(In millions)	Consolidated Statements of Operations	December 31, 2023	December 31, 2022	December 31, 2021
DCM screen advertising revenues	Other revenues	$18.8	$17.0	$7.8
DCDC content delivery services	Operating expense	1.4	1.0	1.1
DCIP equipment rental expense	Operating expense	-	-	0.2
Gross exhibition cost on AC JV Fathom Events programming	Film exhibition costs	17.5	11.6	10.4
Screenvision screen advertising revenues	Other revenues	8.7	6.9	4.6

NOTE 7—SUPPLEMENTAL BALANCE SHEET INFORMATION

Other assets and liabilities consist of the following:

(In millions)	December 31, 2023	December 31, 2022
Other current assets:
Income taxes receivable	$1.5	$1.0
Prepaids	32.5	28.8
Merchandise inventory	39.5	36.4
Other	14.5	14.9
	$88.0	$81.1
Other long-term assets:
Investments in real estate	$3.6	$6.5
Deferred financing costs revolving credit facility	0.7	3.1
Investments in equity method investees	56.4	69.6
Computer software	76.6	74.2
Investment in common stock	10.4	11.3
Pension asset	17.2	16.6
Investment in Hycroft common stock (1)	5.8	12.5
Investment in Hycroft warrants (1)	3.3	9.2
Other	21.8	19.1
	$195.8	$222.1
Accrued expenses and other liabilities:
Taxes other than income	$76.4	$77.6
Interest	50.3	53.0
Payroll and vacation	50.4	45.8
Current portion of casualty claims and premiums	9.3	11.9
Accrued bonus	56.7	57.6
Accrued licensing and variable rent	24.6	23.7
Current portion of pension	0.1	0.7
Group insurance reserve	3.4	4.2
Accrued tax payable	1.7	4.9
Other	77.9	84.9
	$350.8	$364.3
Other long-term liabilities:
Pension	$33.3	$30.1
Casualty claims and premiums	13.5	19.8
Contingencies	18.7	15.9
Other	37.2	39.3
	$102.7	$105.1

(1)	The equity method investment in Hycroft and related warrants are measured at fair value. See Note 6—Investments and Note 12—Fair Value Measurements for further information regarding the investment in Hycroft.

NOTE 8—CORPORATE BORROWINGS AND FINANCE LEASE LIABILITIES

A summary of the carrying value of corporate borrowings and finance lease liabilities is as follows:

(In millions)	December 31, 2023	December 31, 2022
First Lien Secured Debt:
Senior Secured Credit Facility-Term Loan due 2026 (8.474% as of December 31, 2023 and 7.274% as of December 31, 2022)	$1,905.0	$1,925.0
12.75% Odeon Senior Secured Notes due 2027	400.0	400.0
7.5% First Lien Notes due 2029	950.0	950.0
Second Lien Secured Debt:
10%/12% Cash/PIK Toggle Second Lien Subordinated Notes due 2026	968.9	1,389.8
Subordinated Debt:
6.375% Senior Subordinated Notes due 2024 (£4.0 million par value as of December 31, 2023)	5.1	4.8
5.75% Senior Subordinated Notes due 2025	98.3	98.3
5.875% Senior Subordinated Notes due 2026	51.5	55.6
6.125% Senior Subordinated Notes due 2027	125.5	125.5
Total principal amount of corporate borrowings	$4,504.3	$4,949.0
Finance lease liabilities	55.4	58.8
Deferred financing costs	(31.1)	(37.9)
Net premium (1)	104.2	229.7
Total carrying value of corporate borrowings and finance lease liabilities	$4,632.8	$5,199.6
Less:
Current maturities of corporate borrowings	(25.1)	(20.0)
Current maturities of finance lease liabilities	(5.4)	(5.5)
Total noncurrent carrying value of corporate borrowings and finance lease liabilities	$4,602.3	$5,174.1

(1)	The following table provides the net premium (discount) amounts of corporate borrowings:

	December 31,	December 31,
(In millions)	2023	2022
10%/12% Cash/PIK Toggle Second Lien Subordinated Notes due 2026	$133.9	$265.5
Senior Secured Credit Facility-Term Loan due 2026	(3.3)	(4.8)
12.75% Odeon Senior Secured Notes due 2027	(26.4)	(31.1)
6.375% Senior Subordinated Notes due 2024	—	0.1
Net premium	$104.2	$229.7

The following table provides the principal payments required and maturities of corporate borrowings as of December 31, 2023:

Principal
Amount of
Corporate
(In millions)	Borrowings
2024	25.1
2025	118.3
2026	2,885.4
2027	525.5
2028	—
Thereafter	950.0
Total	$4,504.3

Senior Secured Credit Facilities. The Company is party to that certain Credit Agreement, dated as of April 30, 2013 (as amended by that certain First Amendment to Credit Agreement, dated as of December 11, 2015, that certain Second Amendment to Credit Agreement, dated as of November 8, 2016, that certain Third Amendment to Credit Agreement, dated as of May 9, 2017, that certain Fourth Amendment to Credit Agreement, dated as of June 13, 2017, that certain Fifth Amendment to Credit Agreement, dated as of August 14, 2018, that certain Sixth Amendment to Credit Agreement, dated as of April 22, 2019, that certain Seventh Amendment to Credit Agreement, dated as of April 23, 2020, that certain Eighth Amendment to Credit Agreement, dated as of July 31, 2020, that certain Ninth Amendment to Credit Agreement, dated as of March 8, 2021, that certain Tenth Amendment to Credit Agreement, also dated as of March 8, 2021, that certain Eleventh Amendment to Credit Agreement, dated as of December 20, 2021 (the “Eleventh Amendment”), that certain Twelfth Amendment to Credit Agreement, dated as of January 25, 2023 (the “Twelfth Amendment”), and that certain Thirteenth Amendment to Credit Agreement, dated as of June 23, 2023 (the “Thirteenth Amendment”) the “Credit Agreement”), with the issuing banks and lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as administrative agent (as successor to Citicorp North America, Inc., the “Administrative Agent”), pursuant to which the lenders have agreed to provide the Senior Secured Term Loans (as defined below) and the Senior Secured Revolving Credit Facility (as defined below). The Senior Secured Credit Facilities (as defined below) are provided by a syndicate of banks and other financial institutions.

On June 23, 2023, the Company and Wilmington Savings Fund Society, FSB, as administrative agent, entered into the Thirteenth Amendment, pursuant to which LIBOR, the benchmark rate upon which certain loans, commitments and/or other extensions of credit under the Credit Agreement incur interest, fees or other amounts, was replaced with Term SOFR, a benchmark rate reported by the CME Group Benchmark Administration Limited that is based on the secured overnight financing rate. Term SOFR under the Credit Agreement is subject to a credit spread adjustment equal to 0.11448% per annum, 0.26161% per annum, and 0.42826% per annum for interest periods of one-month, three-months, or six-months or longer, respectively. The Thirteenth Amendment became effective at 5:00 p.m. (New York time) on June 30, 2023.

The Company elected to apply the optional expedients allowed under ASC 848 regarding the discontinuation of LIBOR and reference rate reform. Pursuant to ASC 848, the Thirteenth Amendment was determined to be an insubstantial modification.

On March 8, 2021, the Company entered into the Ninth Amendment to Credit Agreement (the “Ninth Amendment”), with the requisite revolving lenders party thereto and the Administrative Agent, pursuant to which the requisite revolving lenders party thereto agreed to extend the suspension period for the financial covenant applicable to the Senior Secured Revolving Credit Facility under the Credit Agreement (the “Covenant Suspension Period”) from a period ending March 31, 2021, to a period ending on March 31, 2022, which was extended by the Eleventh Amendment to a period ending on March 31, 2023, which was further extended by the Twelfth Amendment to a period ending on March 31, 2024 (the Covenant Suspension Period as so extended, the “Extended Covenant Suspension Period”). During the Extended Covenant Suspension Period, the Company will not, and will not permit any of its restricted subsidiaries to, (i) make certain restricted payments, (ii) subject to certain exceptions, incur any indebtedness for borrowed money that is pari passu or senior in right of payment or security with the Revolving Loans (as defined in the Credit Agreement) or (iii) make any investment in or otherwise dispose of any assets to any subsidiary of the Company that is not a Loan Party (as defined in the Credit Agreement) to facilitate a new financing incurred by a subsidiary of the Company. In addition, as an ongoing condition to the suspension of the financial covenant, the Company also agreed to (i) a minimum liquidity test of $100 million, (ii) an anti-cash hoarding test at any time Revolving Loans are outstanding and (iii) additional reporting obligations. In addition, on March 8, 2021 the Company entered into the Tenth Amendment to the Credit Agreement (the “Tenth Amendment”), pursuant to which the Company agreed not to consent to certain modifications to the Credit Agreement described in the Tenth Amendment without the consent of the majority of the revolving lenders party to the Tenth Amendment. The current maturity date of the Senior Secured Revolving Credit Facility is April 22, 2024 and we currently do not expect to extend such maturity or replace the Senior Secured Revolving Facility upon such maturity.

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

On April 23, 2020, the Company entered into the Seventh Amendment to Credit Agreement (the “Seventh Amendment”) with the requisite revolving lenders party thereto and Citicorp North America, Inc., as administrative agent, pursuant to which the requisite revolving lenders party thereto agreed to suspend the financial covenant applicable to the Senior Secured Revolving Credit Facility for the period from and after the effective date of the Seventh Amendment to and including the earlier of (a) March 31, 2021 and (b) the day immediately preceding the last day of the Test Period (as defined in the Credit Agreement) during which the Company has delivered a Financial Covenant Election (as defined in the Credit Agreement) to the Administrative Agent (such period, the “Initial Covenant Suspension Period”). During the Initial Covenant Suspension Period, the Company will not, and will not permit any of its restricted subsidiaries to, make certain restricted payments, and such conditions were further amended by the Ninth Amendment. As an ongoing condition to the suspension of the financial covenant, the Company agreed to a minimum Liquidity (as defined in the Seventh Amendment) test, which was amended by the Ninth Amendment. In addition, the Seventh Amendment provides for certain changes to the covenants limiting indebtedness, liens and restricted payments that were intended to match corresponding restrictions under the 10.5% First Lien Notes due 2025 (the “First Lien Notes due 2025”) and to ensure that the terms and conditions of the First Lien Notes due 2025 (subject to certain exceptions) are not materially more favorable (when taken as a whole) to the noteholders than the terms and conditions of the Credit Agreement (when taken as a whole) are to the lenders thereunder. Pursuant to the terms of the Seventh Amendment, these more restrictive terms will be operative until the repayment, satisfaction, defeasance or other discharge of the obligations under the First Lien Notes due 2025 or an effective amendment of, other consent or waiver with respect to, or covenant defeasance pursuant to the Indenture as result of which the covenants limiting indebtedness, liens and restricted payments thereunder are of no further force or effect. Certain provisions of the Seventh Amendment are amended by the Ninth Amendment.

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

The foregoing mandatory prepayments will be used to reduce the installments of principal payments on the Senior Secured Term Loan. The Company may voluntarily repay outstanding loans under the Senior Secured Credit Facilities at any time without premium or penalty, except for customary “breakage” costs with respect to SOFR loans under the Senior Secured Credit Facilities.

The Senior Secured Term Loans bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the prime rate announced by the Administrative Agent from time to time and (c) 1.00% per annum plus Adjusted Term SOFR (as defined below) for a 1-month tenor or (2) Term SOFR plus a credit spread adjustment of 0.11448% per annum, 0.26161% per annum, and 0.42826% per annum for interest periods of one-month, three months, or six-months or longer, respectively (“Adjusted Term SOFR”) plus (x) in the case of the Senior Secured Term Loans, 2.0% for base rate loans or 3.0% for SOFR loans or (y) in the case of the Senior Secured Revolving Credit Facility, an applicable margin based on the Secured Leverage Ratio (as defined in the Credit Agreement). The rate in effect for the outstanding Senior Secured Term Loan due 2026 was 8.47% per annum at December 31, 2023, and 7.27% per annum at December 31, 2022.

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

The availability of certain baskets and the ability to enter into certain transactions will also be subject to compliance with certain financial ratios. In addition, the Senior Secured Revolving Credit Facility includes a financial covenant that requires, in certain circumstances, compliance with a certain secured leverage ratio. As of December 31, 2023, the Company was in a covenant suspension period under the Senior Secured Revolving Credit Facility as described above.

First Lien Notes Due 2029. On February 14, 2022, the Company issued $950.0 million aggregate principal amount of its 7.5% First Lien Senior Secured Notes due 2029 (“First Lien Notes due 2029”), pursuant to an indenture, dated as of February 14, 2022, among the Company, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and collateral agent. The Company used the net proceeds from the sale of the notes, and cash on hand, to fund the full redemption of the then outstanding $500 million aggregate principal amount of the Company’s 10.5% First Lien Notes due 2025 (“First Lien Notes due 2025”), the then outstanding $300 million aggregate principal amount of the Company’s 10.5% First Lien Notes due 2026 (“First Lien Notes due 2026”), and the then outstanding $73.5 million aggregate principal amount of the Company’s 15%/17% Cash/PIK Toggle First Lien Secured Notes due 2026 (“First Lien Toggle Notes due 2026”) and to pay related accrued interest, fees, costs, premiums and expenses. The Company recorded a loss on debt extinguishment related to this transaction $135.0 million in other expense during the year ended December 31, 2022. The deferred charges will be amortized to interest expense over the term of the First Lien Notes due 2029 using the effective interest method.

The First Lien Notes due 2029 bear cash interest at a rate of 7.5% per annum payable semi-annually in arrears on February 15 and August 15, beginning on August 15, 2022. The First Lien Notes due 2029 have not been registered under the Securities Act, as amended, and will mature on February 15, 2029. The Company may redeem some or all of the First Lien Notes due 2029 at any time on or after February 15, 2025, at the redemption prices equal to (i) 103.750% for the twelve-month period beginning on February 15, 2025; (ii) 101.875% for the twelve-month period beginning on February 15, 2026, and (iii) 100.0% at any time thereafter, plus accrued and unpaid interest. In addition, the Company may redeem up to 35% of the aggregate principal amount of the First Lien Notes due 2029 using net proceeds from certain equity offerings completed prior to February 15, 2025 at a redemption price equal to 107.5% of their aggregate principal amount and accrued and unpaid interest to, but not including the date of redemption. The Company may redeem some or all of the First Lien Notes due 2029 at any time prior to February 15, 2025 at a redemption price equal to 100% of their aggregate principal amount and accrued and unpaid interest to, but not including, the date of redemption, plus an applicable make-whole premium. Upon a Change of Control (as defined in the indenture governing the First Lien Notes due 2029), the Company must offer to purchase the First Lien Notes due 2029 at a purchase price equal to 101% of the principal amounts, plus accrued and unpaid interest.

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

Odeon Senior Secured Notes due 2027. On October 20, 2022, Odeon Finco PLC, a direct subsidiary of Odeon Cinemas Group Limited (“OCGL”) and an indirect subsidiary of Holdings issued $400.0 million aggregate principal amount of its 12.75% Odeon Senior Secured Notes due 2027 (“Odeon Notes due 2027”), at an issue price of 92.00%. The Odeon Notes due 2027 bear a cash interest rate of 12.75% per annum and will be payable semi-annually in arrears on May 1 and November 1, beginning on May 1, 2023. The Odeon Notes due 2027 are guaranteed on a senior secured basis by certain subsidiaries of Odeon and by Holdings on a standalone and unsecured basis. The Odeon Notes due 2027 contain covenants that limit Odeon and certain subsidiaries’ ability to, among other things: (i) incur additional indebtedness of guarantee indebtedness; (ii) create liens; (iii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iv) make investments; (v) enter into transactions with affiliates; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of their respective assets; and (vii) impair the security interest in the collateral. These covenants are subject to several important limitations and exceptions. The Company used the $363.0 million net proceeds from the Odeon Notes due 2027 and $146.7 million of existing cash to fund the repayment in full of the £147.6 million and €312.2 million ($167.7 million and $308.9 million, respectively using October 20, 2022 exchange rates) aggregate principal amounts of the Odeon Term Loan Facility and to pay related accrued interest, fees, costs, premiums and expenses. The Company recorded a loss on debt extinguishment related to this transaction of $36.5 million in other expense during the year ended December 31, 2022.

Prior to November 1, 2024, up to 35% of the original aggregate principal amount of the Odeon Notes due 2027 may be redeemed at a price of 112.75% of the principal thereof with the net proceeds of one or more certain equity offerings provided that the redemption occurs with the 120 days after the closing of such equity offerings. On or after November 1, 2024, the Odeon Notes due 2027 will be redeemable, in whole or in part, at redemption prices equal to (i) 106.375% for the twelve-month period beginning on November 1, 2024; (ii) 103.188% for the twelve-month period beginning on November 1, 2025, and (iii) 100.000% at any time thereafter, plus accrued and unpaid interest, if any. If the Company or its restricted subsidiaries sell assets under certain circumstances, the Company will be required to use the net proceeds to repay the Odeon Notes due 2027 or any additional First Lien Obligations at a price no less than 100% of the issue price of the Odeon Notes due 2027, plus accrued and unpaid interest, if any. Upon a Change of Control (as defined in the indenture governing the Odeon Notes due 2027), the Company must offer to purchase the Odeon Notes due 2027 at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any. On December 14, 2022, the Odeon Notes due 2027 were admitted to the official list of The International Stock Exchange (“TISE”). The Odeon Notes due 2027 will automatically delist from TISE on the business day following the maturity date of November 1, 2027, unless adequate notice is given together with supporting documents setting out any changes to the date of maturity or confirmation that the Odeon Notes due 2027 have not been fully repaid.

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

In connection with the Exchange Offers and the First Lien Notes due 2026, the Company issued shares of Common Stock to certain holders of subordinated notes as consideration for their commitment to backstop the issuance of $200 million of the First Lien Notes due 2026. Pursuant to the Backstop Commitment Agreement dated July 10, 2020, certain of the actual or beneficial holders of Existing Subordinated Notes agreed to purchase 100% of the First Lien Notes due 2026 that were not subscribed for in connection with the $200 million rights offering to holders of the Existing Subordinated Notes participating in the Exchange Offers. Those providing a backstop commitment pursuant to the Backstop Commitment Agreement received shares of Common Stock worth $20.2 million. The share issuance was recorded by the Company in stockholders’ deficit with an offset in corporate borrowings as a discount. The discount will be amortized to interest expense over the term of the Second Lien Notes due 2026 using the effective interest method.

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

The Second Lien Notes due 2026 were redeemable at the Company’s option prior to June 15, 2023, at a redemption price equal to 100% of their aggregate principal amount and accrued and unpaid interest, plus an applicable make-whole premium. On or after June 15, 2023, the Second Lien Notes due 2026 are redeemable, in whole or in part, at a redemption price equal to (i) 106.0% for the twelve-month period beginning on June 15, 2023; (ii) 103.0% for the twelve-month period beginning on June 15, 2024 and (iii) 100.0% at any time thereafter, plus accrued and unpaid interest. If the Company or its restricted subsidiaries sell assets, under certain circumstances, the Company will be required to apply the net proceeds to redeem the Second Lien Notes due 2026 at a price equal to 100% of the issue price of the Second Lien Notes due 2026, plus accrued and unpaid interest to, but excluding the redemption date. Upon a Change of Control (as defined in the indenture governing the Second Lien Notes due 2026), the Company must offer to purchase the Second Lien Notes due 2026 at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest. The Second Lien Notes due 2026 have not been registered under the Securities Act, as amended and will mature on June 15, 2026.

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

On December 22, 2022, the Company entered into the Forward Purchase Agreement with Antara pursuant to which the Company agreed to (i) sell to Antara 10,659,511 AMC Preferred Equity Units for an aggregate purchase price of $75.1 million and (ii) simultaneously purchase from Antara $100.0 million aggregate principal amount of the Company’s 10%/12% Cash/PIK Toggle Second Lien Notes due 2026 in exchange for 9,102,619 AMC Preferred Equity Units. On February 7, 2023, the Company issued 19,762,130 AMC Preferred Equity Units to Antara in exchange for $75.1 million in cash and $100.0 million aggregate principal amount of the Company’s 10%/12% Cash/PIK Toggle Second Lien Notes due 2026. The Company recorded $193.7 million to stockholders’ deficit as a result of the transaction. The Company paid $1.4 million of accrued interest in cash upon exchange of the notes. See Note 9—Stockholders’ Deficit for more information.

Additionally, during the year ended December 31, 2023, the Company repurchased from Antara, a related party at the time of the transactions, an additional $75.9 million aggregate principal amounts of the Second Lien Notes due 2026 for $48.5 million and recorded a gain on extinguishment of $40.9 million in other expense (income). Accrued interest of $1.1 million was paid in connection with the related party repurchases.

During the year ended December 31, 2023, the Company repurchased from unrelated parties $139.7 million aggregate principal amounts of the Second Lien Notes due 2026 for $91.4 million and recorded a gain on extinguishment of $71.3 million in other expense (income). Accrued interest of $4.5 million was paid in connection with the repurchases.

During the year ended December 31, 2023, the Company exchanged $105.3 million aggregate principal and $1.2 million accrued interest of the Second Lien Notes due 2026 for 14,186,651 shares of Common Stock. The Company treated these exchanges as extinguishments and recorded $28.3 million of gains on extinguishment in other income.

During the year ended December 31, 2022, the Company repurchased $118.3 million aggregate principal amounts of the Second Lien Notes due 2026 for $68.3 million and recorded a gain on extinguishment of $75.0 million in other expense (income). Accrued interest of $4.5 million was paid in connection with the repurchases.

Senior Subordinated Debt Exchange Offers

On July 31, 2020, the Company consummated private offers to exchange (the “Exchange Offers”) any and all of its outstanding 6.375% Senior Subordinated Notes due 2024, 5.75% Senior Subordinated Notes due 2025, 5.875% Senior Subordinated Notes due 2026, and 6.125% Senior Subordinated Notes due 2027 (together the “Existing Subordinated Notes”) for newly issued Second Lien Notes due 2026.

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

Senior Subordinated Notes Due 2024. On November 8, 2016, the Company issued £250.0 million aggregate principal amount of its 6.375% Senior Subordinated Notes due 2024 (the "Sterling Notes due 2024") in a private offering. The Company recorded deferred financing costs of approximately $14.1 million related to the issuance of the Sterling Notes due 2024. The Sterling Notes due 2024 mature on November 15, 2024. The Company pays interest on the Sterling Notes due 2024 at 6.375% per annum, semi-annually in arrears on May 15th and November 15th, commencing on May 15, 2017. The Company may redeem some or all of the Sterling Notes due 2024 at 100% of the principal amount thereof on or after November 15, 2022, plus accrued and unpaid interest to the redemption date.

On March 17, 2017, the Company issued £250.0 million additional aggregate principal amount of its Sterling Notes due 2024 at 106% plus accrued interest from November 8, 2016 in a private offering. These additional Sterling Notes due 2024 were offered as additional notes under an indenture pursuant to which the Company had previously issued and has outstanding £250.0 million aggregate principal amount of its 6.375% Sterling Notes due 2024. The Company recorded deferred financing costs of approximately $12.7 million related to the issuance of the additional Sterling Notes due 2024. The Sterling Notes due 2024 mature on November 15, 2024. The Company pays interest on the Sterling Notes due 2024 at 6.375% per annum, semi-annually in arrears on May 15th and November 15th, commencing on May 15, 2017. Interest on the additional Sterling Notes will accrue from November 8, 2016. The Company may redeem some or all of the Sterling Notes due 2024 at 100% of the principal amount thereof on or after November 15, 2022, plus accrued and unpaid interest to the redemption date.

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

On July 31, 2020, as part of the Exchange Offers, the Company reduced the aggregate principal amounts of Sterling Notes due 2024 by approximately $632.1 million (£496.0 million par value), or 99.2% of the then outstanding Sterling Notes due 2024.

Senior Subordinated Notes Due 2025. On June 5, 2015, the Company issued $600.0 million aggregate principal amount of its 5.75% Senior Subordinated Notes due 2025 (the “Senior Subordinated Notes due 2025”) in a private offering. The Company capitalized deferred financing costs of approximately $11.4 million, related to the issuance of the Senior Subordinated Notes due 2025. The Senior Subordinated Notes due 2025 mature on June 15, 2025. The Company will pay interest on the Senior Subordinated Notes due 2025 at 5.75% per annum, semi-annually in arrears on June 15th and December 15th, commencing on December 15, 2015. The Company may redeem some or all of the Senior Subordinated Notes due 2025 at 100% of the principal amount thereof on or after June 15, 2023, plus accrued and unpaid interest to the redemption date.

On June 5, 2015, in connection with the issuance of the Senior Subordinated Notes due 2025, the Company entered into a registration rights agreement. Subject to the terms of the registration rights agreement, the Company filed a registration statement on June 19, 2015 pursuant to the Securities Act, as amended, relating to an offer to exchange the original Senior Subordinated Notes due 2025 for exchange Senior Subordinated Notes due 2025 registered pursuant to an effective registration statement; the registration statement was declared effective on June 29, 2015, and the Company commenced the exchange offer. The exchange notes have terms substantially identical to the original notes except that the exchange notes do not contain terms with respect to transfer restrictions and registration rights and additional interest payable for the failure to consummate the exchange offer within 210 days after the issue date. After the exchange offer expired on July 27, 2015, all of the original Senior Subordinated Notes due 2025 were exchanged.

On July 31, 2020, as part of the Exchange Offers, the Company reduced the aggregate principal amounts of the Senior Subordinated Notes due 2025 by approximately $501.7 million, or 83.61% of the then outstanding Notes due 2025.

Senior Subordinated Notes Due 2026. On November 8, 2016, the Company issued $595.0 million aggregate principal amount of its 5.875% Senior Subordinated Notes due 2026 (the "Senior Subordinated Notes due 2026") in a private offering. The Company recorded deferred financing costs of approximately $27.0 million related to the issuance of the Senior Subordinated Notes due 2026. The Senior Subordinated Notes due 2026 mature on November 15, 2026. The Company pays interest on the Senior Subordinated Notes due 2026 at 5.875% per annum, semi-annually in arrears on May 15th and November 15th, commencing on May 15, 2017. The Company may redeem some or all of the Senior Subordinated Notes due 2026 at any time on or after November 15, 2021, at 102.938% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after November 15, 2024, plus accrued and unpaid interest to the redemption date.

On November 8, 2016, in connection with the issuance of the Senior Subordinated Notes due 2026, the Company entered into a registration rights agreement. Subject to the terms of the registration rights agreement, the Company is required to (1) file a registration statement with the SEC not later than 270 days from the issuance date with respect to the registered offer to exchange the notes for new notes of the Company having terms identical in all material respects to the notes and (2) use its commercially reasonable efforts to cause the exchange offer registration statement to be declared effective under the Securities Act within 365 days of the issuance date. The Company filed its Form S–4 registration statement related to the registration rights agreement with the Securities and Exchange Commission on April 19, 2017, and it was declared effective June 7, 2017. All of the original notes were exchanged as of July 12, 2017.

On July 31, 2020, as part of the Exchange Offers, the Company reduced the aggregate principal amounts of the Senior Subordinated Notes due 2026 by approximately $539.4 million, or 90.65% of the then outstanding Notes due 2026.

During the year ended December 31, 2023, the Company repurchased $4.1 million aggregate principal amounts of Senior Subordinated Notes due 2026 from a related party, Antara, for $1.7 million and recorded a gain on extinguishment of $2.3 million in other expense (income). Accrued interest of $0.1 million was paid in connection with the repurchase.

Senior Subordinated Notes Due 2027. On March 17, 2017, the Company issued $475.0 million aggregate principal amount of its 6.125% Senior Subordinated Notes due 2027 (the "Senior Subordinated Notes due 2027"). The Company recorded deferred financing costs of approximately $19.8 million related to the issuance of the Senior Subordinated Notes due 2027. The Senior Subordinated Notes due 2027 mature on May 15, 2027. The Company pays interest on the Senior Subordinated Notes due 2027 at 6.125% per annum, semi-annually in arrears on May 15th and November 15th, commencing on November 15, 2017. The Company may redeem some or all of the Senior Subordinated Notes due 2027 at any time on or after May 15, 2022 at 103.063% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after May 15, 2025, plus accrued and unpaid interest to the redemption date.

On March 17, 2017, in connection with the issuance of the Senior Subordinated Notes due 2027, the Company entered into a registration rights agreement. Subject to the terms of the registration rights agreement, the Company is required to (1) file one or more registration statements with the SEC not later than 270 days from the issuance date with respect to the registered offer to exchange the notes for new notes of the Company having terms identical in all material respects to the notes and (2) use its commercially reasonable efforts to cause the exchange offer registration statement to be declared effective under the Securities Act within 365 days of the issuance date. The Company filed its Form S–4 registration statement related to the registration rights agreement with the Securities and Exchange Commission on April 19, 2017, and it was declared effective June 7, 2017. All of the original notes were exchanged as of July 12, 2017.

On July 31, 2020, as part of the Exchange Offers, the Company reduced the aggregate principal amounts of the Senior Subordinated Notes due 2027 by approximately $344.3 million, or 72.48% of the then outstanding principal.

During the year ended December 31, 2022, the Company repurchased $5.3 million aggregate principal payments of Senior Subordinated Notes due 2027 for $1.6 million and recorded a gain on extinguishment of $3.7 million in other expense (income).

First Lien Notes Due 2025. On April 24, 2020, the Company issued $500.0 million aggregate principal amount of its 10.5% First Lien Notes due 2025, in a private offering, pursuant to an indenture, dated as of April 24, 2020 (the “First Lien Notes due 2025”), among the Company, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent. The First Lien Notes due 2025 were issued with a discount of $10.0 million and bore interest at a rate of 10.5% per annum, payable semi-annually on April 15 and October 15 each year, commencing October 15, 2020. The First Lien Notes due 2025 were to mature on April 15, 2025. The Company recorded deferred financing costs of approximately $8.9 million related to the issuance of the First Lien Notes due 2025 and amortized those costs to interest expense under the effective interest method over the term of the First Lien Notes due 2025.

First Lien Notes due 2026. The First Lien Notes due 2026 bore interest at a rate of 10.5% per annum, payable semi-annually on June 15 and December 15, beginning on December 15, 2020. The discount and deferred financing costs were amortized to interest expense over the term using the effective interest method.

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

The First Lien Toggle Notes due 2026 bore cash interest at a rate of 15% per annum payable semi-annually in arrears on January 15 and July 15, beginning on July 15, 2021. Interest for the first three interest periods after the issue date could, at the Company’s option, be paid in PIK interest at a rate of 17% per annum, and thereafter interest was payable solely in cash. For the first interest period ended July 15, 2021, the Company elected to pay in PIK interest.

During the year ended December 31, 2021, the Company reclassified prepaid commitment fees and deferred charges of $28.6 million from other long-term assets to corporate borrowings. The prepaid commitment fees were recorded as a discount and, together with deferred charges, were amortized to interest expense over the term of the First Lien Toggle Notes due 2026 using the effective interest method.

Convertible Notes due 2026. Concurrently with the Exchange Offers, to obtain the consent of the holders of the 2.95% Convertible Notes due 2024 (“Convertible Notes due 2024”), the Company restructured $600.0 million of Convertible Notes due 2024 issued in 2018 to Silver Lake Group, L.L.C. (“Silver Lake”) and others pursuant to which the maturity of the Convertible Notes due 2024 were extended to May 1, 2026 (the “Convertible Notes due 2026”) and a first-priority lien on the collateral securing our Senior Secured Credit Facilities was granted to secured indebtedness thereunder. The Convertible Notes due 2026 were issued pursuant to an amended and restated indenture, dated as of July 31, 2020, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent. The Convertible Notes due 2026 were convertible at the option of the holders thereof. The Convertible Notes due 2026 bore cash interest at a rate of 2.95% per annum, semi-annually in arrears on September 15th and March 15th, commencing on September 15, 2020.

On January 27, 2021, affiliates of Silver Lake and certain co-investors (collectively, the “Noteholders”) elected to convert (the “Convertible Note Conversion”) all $600.0 million principal amount of the Company’s Convertible Notes due 2026 into shares of the Company’s Common Stock at a conversion price of $67.60 per share. The non-cash Convertible Note Conversion settled on January 29, 2021, and resulted in the issuance of 4,442,286 shares of the Company’s Common Stock and 4,442,286 of the Company’s AMC Preferred Equity Units to the Noteholders. The Company recorded approximately $71.0 million of non-cash interest expense during the year ended December 31, 2021 for unamortized discount and deferred charges at the date of conversion following the guidance in ASC 815-15-40-1. Pursuant to the Stock Repurchase and Cancellation Agreement with Dalian Wanda Group Co., Ltd. (“Wanda”) dated as of September 14, 2018, 566,600 shares of the Company’s Class B common stock and 566,600 AMC Preferred Equity Units held by Wanda were forfeited and cancelled in connection with the Convertible Note Conversion.

Odeon Term Loan Facility. On February 15, 2021, OCGL, a wholly-owned subsidiary of the Company, entered into a new £140.0 million and €296.0 million term loan facility agreement (the “Odeon Term Loan Facility”), by and among OCGL, the subsidiaries of OCGL party thereto, the lenders and other loan parties thereto and Lucid Agency Services Limited as agent and Lucid Trustee Services Limited as security agent. Approximately £89.7 million and €12.8 million of the net proceeds from the Odeon Term Loan Facility were used to repay in full Odeon’s obligations (including principal, interest, fees and cash collateralized letters of credit) under its then-existing revolving credit facility and the remaining net proceeds will be used for general corporate purposes. The Company recorded deferred financing costs of $1.0 million in other expense during the year ended December 31, 2021. Borrowings under the Odeon Term Loan Facility bore interest at a rate equal to 10.75% per annum during the first year and 11.25% thereafter and each interest period was three months, or such other period agreed between the Company and the Agent. The interest could be capitalized on the last day of each interest period and added to the outstanding principal amount at OCGL’s election. For the first interest period ending May 2021 and the second interest period ending August 2021, OCGL elected to pay in PIK interest. OCGL paid cash interest with respect to the third interest period ending November 2021. The principal amount of new funding was prior to deducting discounts of $19.4 million and deferred financing costs of $16.5 million related to the Odeon Term Loan Facility. The discount and deferred financing costs were amortized to interest expense over the term using the effective interest method. On October 20, 2022, the Company completely repaid the Odeon Term Loan Facility using existing cash and $363.0 million net proceeds from the issuance of the Odeon Notes due 2027.

Financial Covenants

The Company believes that its existing cash and cash equivalents together with cash generated from operations, will be sufficient to comply with the minimum liquidity requirement under its Senior Secured Revolving Credit Facility through the end of the covenant suspension period. Pursuant to the Twelfth Amendment to the Credit Agreement, the requisite revolving lenders party thereto agreed to extend the suspension period for the secured leverage ratio financial covenant applicable to the Senior Secured Revolving Credit Facility under the Credit Agreement through March 31, 2024. The current maturity date of the Senior Secured Revolving Credit Facility is April 22, 2024 and we currently do not expect to extend such maturity or replace the Senior Secured Revolving Credit Facility upon such maturity. The financial covenant applicable to the Senior Secured Revolving Credit Facility is tested as of the last day of any fiscal quarter for which financial statements have been (or were required to have been) delivered, thus the financial covenant has been effectively suspended through maturity of the Senior Secured Revolving Credit Facility. As of December 31, 2023, the Company was subject to a minimum liquidity requirement of $100 million as a condition to the financial covenant suspension period under the Credit Agreement.

NOTE 9—STOCKHOLDERS’ DEFICIT

Share Rights and Privileges

Common Stock

Holders of the Company’s Common Stock are entitled to one vote per each share. Holders of Common Stock share ratably (based on the number of shares of Common Stock held) in any dividend declared by its board of directors, subject to any preferential rights of any outstanding preferred stock. The Common Stock is not convertible into any other shares of the Company’s capital stock.

Class B Common Stock

On January 27, 2021, pursuant to the Stock Repurchase and Cancellation Agreement with Wanda dated as of September 14, 2018, and in connection with the Convertible Note Conversion of the Convertible Notes due 2026 into shares of the Company’s Common Stock by Silver Lake and certain co-investors, 566,600 shares of the Company’s Class B common stock and 566,600 AMC Preferred Equity Units held by Wanda were forfeited and cancelled.

On February 1, 2021, Wanda exercised their right to convert all outstanding Class B common stock of 4,610,379 and 4,610,379 of AMC Preferred Equity Units to Common Stock thereby reducing the number of outstanding Class B common stock to zero, which resulted in the retirement of Class B common stock. The Third Amended and Restated Certificate of Incorporation of the Corporation provides that Class B common stock may not be reissued by the Company.

AMC Preferred Equity Units

Each AMC Preferred Equity Unit was a depositary share and represented an interest in a share of Series A Convertible Participating Preferred Stock evidenced by a depositary receipt pursuant to a deposit agreement. Each AMC Preferred Equity Unit was designed to have the same economic and voting rights as a share Common Stock.

Preferred Stock

The Company has 50,000,000 authorized shares of preferred stock, none of which are issued or outstanding as of December 31, 2023. As of December 31, 2022, there were 50,000,000 authorized shares of preferred stock, 10,000,000 of which had been allocated to the Series A Convertible Participating Preferred Stock.

Special Meeting of Stockholders

The Company’s board of directors called a special meeting of the Company’s stockholders on March 14, 2023 (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved the following proposals:

1.	Proposal No. 1: To approve an amendment to our Third Amended and Restate Certificate of Incorporation (“Certificate of Incorporation”) to increase the total number of authorized shares of Common Stock from 524,173,073 shares of Common Stock to 550,000,000 shares of Common Stock (the “Share Increase”);
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

Each of the Share Increase and the Reverse Stock Split is cross-conditioned on the approval of the other, such that approval of both proposals was required for each of them to take effect.

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

This litigation prevented the Company from immediately implementing the Charter Amendments. On April 2, 2023, the parties entered into a binding settlement term sheet to settle the litigation and allow implementation of the Charter Amendments. On August 11, 2023, the Delaware Chancery Court approved the settlement and on August 21, 2023, the Delaware Supreme Court confirmed the ruling of the Chancery Court. Pursuant to the settlement term sheet, record holders of Common Stock at the close of business on August 24, 2023, after giving effect to the Reverse Stock Split, but prior to the conversion of AMC Preferred Equity Units into Common Stock (“Settlement Payment Recipients”), received a payment of one share of Common Stock for every 7.5 shares of Common Stock owned by such Settlement Payment Recipients (the “Settlement Payment”). On August 28, 2023, the Company made the settlement payment and issued 6,897,018 shares of Common Stock. See Note 11—Commitments and Contingencies for further information regarding the litigation and settlement.

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

At-The-Market Share Issuances

During the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the Company entered into various equity distribution agreements with sales agents to sell shares of the Company’s Common Stock and AMC Preferred Equity Units, from time to time, through “at-the-market” offering programs. Subject to the terms and conditions of the equity distribution agreements, the sales agents used reasonable efforts consistent with their normal trading and sales practices, applicable law and regulations, and the rules of the NYSE to sell the Common Stock and AMC Preferred Equity Units from time to time based upon the Company’s instructions for the sales, including any price, time or size limits specified by the Company. The Company has used and intends to use the net proceeds, from the sale of Common Stock and AMC Preferred Equity Units pursuant to the equity distribution agreements to repay, refinance, redeem or repurchase the Company’s existing indebtedness (including expenses, accrued interest and premium, if any), capital expenditures and otherwise for general corporate purposes. As of December 31, 2023, the Company no longer has shares available for sale pursuant to any equity distribution agreement.

During the year ended December 31, 2023, the Company sold 7.1 million shares of the Company’s AMC Preferred Equity Units. The Company generated approximately $114.5 million in aggregate gross proceeds from sales under various “at-the-market” offering programs and paid fees to the sales agents of approximately $2.9 million. The Company incurred and paid other third-party issuance costs of $8.8 million and $11.7 million, respectively.

During the year ended December 31, 2023, the Company sold 88.0 million shares of its Common Stock. The Company generated approximately $675.5 million in aggregate gross proceeds from sales under various “at-the-market” offering programs and paid fees to the sales agents and incurred third-party issuance costs of approximately $16.9 million and $1.1 million, respectively. The Company paid $0.9 million of other third-party issuance costs during the year ended December 31, 2023.

During the year ended December 31, 2022, the Company sold 20.8 million AMC Preferred Equity Units. The Company generated approximately $228.8 million in gross proceeds from sales under one “at-the-market” offering program, paid fees to the sales agents and incurred third-party issuance costs of approximately $5.7 million and $5.5 million, respectively.

During the year ended December 31, 2021, the Company sold 24.2 million shares of the Company’s Common Stock and 24.2 million AMC Preferred Equity Units. The Company generated $1,611.8 million in aggregate gross proceeds from sales under various “at-the-market” offering programs, paid fees to the sales agents of approximately $40.3 million and paid other fees of $0.8 million.

Debt For Equity Exchanges

The below table summarizes various debt for equity exchange transactions, excluding the Antara Transactions, that occurred during the year ended December 31, 2023. The Company treated these exchanges as extinguishments with the reacquisition price being determined as the fair value of the Common Stock issued, net of the accrued interest extinguished. See Note 8—Corporate Borrowings and Finance Lease Liabilities and Note 16—Subsequent Events for more information.

		Shares of
	Aggregate Principal	Common Stock	Gain on	Accrued Interest
(In millions, except for share data)	Exchanged	Exchanged	Extinguishment	Exchanged
Second Lien Notes due 2026	$105.3	14,186,651	$28.3	$1.2

Antara Transactions

On December 22, 2022, the Company entered into the Forward Purchase Agreement with Antara pursuant to which the Company agreed to (i) sell Antara 10,659,511 AMC Preferred Equity Units for an aggregate purchase price of $75.1 million and (ii) simultaneously purchase from Antara $100.0 million aggregate principal amount of the Company's 10%/12% Cash/PIK Toggle Second Lien Notes due 2026 in exchange for 9,102,619 AMC Preferred Equity Units. On February 7, 2023, the Company issued 19,762,130 AMC Preferred Equity Units to Antara in exchange for $75.1 million in cash and $100.0 million aggregate principal amount of the Company’s 10%/12% Cash/PIK Toggle Second Lien Notes due 2026. The Company recorded $193.7 million to stockholders’ deficit as a result of the transaction. The Company paid $1.4 million of accrued interest in cash upon exchange of the notes.

Immediately prior to entry into the Forward Purchase Agreement, Antara purchased 6,000,000 AMC Preferred Equity Units (the “Initial APEs”) under the Company’s at-the-market program for $34.9 million. The Forward Purchase Agreement and Initial APEs were determined to be equity and the related $34.9 million is recorded into Additional Paid-in Capital at December 31, 2022.

Mudrick Share Issuance

On June 1, 2021, the Company issued to Mudrick 850,000 shares of the Company’s Common Stock and 850,000 AMC Preferred Equity Units for gross proceeds of $230.5 million and paid fees of approximately $0.1 million related to this transaction. The Company issued the shares in reliance on an exemption from registration provided by section 4(a)(2) of the Securities Act.

Related Party Transactions

On January 27, 2021, affiliates of Silver Lake and certain co-investors (collectively, the “Noteholders”) elected to convert all $600.0 million principal amount of the Company’s Convertible Notes due 2026 into shares of the Company’s Common Stock at a conversion price of $67.60 per share. The non-cash Convertible Note Conversion settled on January 29, 2021, and resulted in the issuance of 4,442,286 shares of the Company’s Common Stock and 4,442,286 of the Company’s AMC Preferred Equity Units to the Noteholders. See Note 8—Corporate Borrowings and Finance Lease Liabilities for information. As a result of the conversion, Silver Lake was no longer a related party of the Company.

Stock-Based Compensation

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan, as amended (“EIP”), provides for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance stock units (“PSUs), stock awards, and cash performance awards. The EIP expired on December 17, 2023, and no new equity compensation plan has been put in place. Awards granted under the EIP will continue to vest over their remaining requisite service periods, the latest of which ends in January 2026.

The following table presents the stock-based compensation expense recorded within general and administrative: other:

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2023	2022	2021
Equity classified awards:
Special awards expense	$20.2	$—	$—
Board of director stock award expense	0.9	0.8	0.9
Restricted stock unit expense	14.3	13.3	12.6
Performance stock unit expense	6.7	8.4	24.5
Special performance stock unit expense	—	—	5.1
Total equity classified awards:	42.1	22.5	43.1
Liability classified awards:
Restricted and performance stock unit expense	0.4	—	—
Total liability classified awards:	0.4	—	—
Total stock-based compensation expense	$42.5	$22.5	$43.1

As of December 31, 2023, the estimated remaining unrecognized compensation cost related to stock-based compensation arrangements was approximately $12.5 million. The weighted average period over which this remaining compensation expense will be recognized is approximately 1.33 years. The Company accounts for forfeitures when they occur.

Plan Amendment due to Stock Split

The 2013 Plan contemplates equitable adjustments for certain transactions such as a stock split. On August 19, 2022, the Compensation Committee approved an adjustment to the 2013 Equity Incentive Plan to entitle each participant one AMC Preferred Equity Unit and one share of Common Stock for each RSU or PSU for awards granted prior to the AMC Preferred Equity Unit special dividend. The Company determined that this modification was a Type 1 (probable-to-probable) modification that did not increase the fair value of the award and therefore did not require additional stock-based compensation expense to be recognized.

Special Awards

On February 23, 2023, AMC’s Board of Directors approved special awards in lieu of vesting of the 2022 PSU awards. The special awards were accounted for as modification to the 2022 PSU awards which lowered the Adjusted EBITDA and free cash flow performance targets such that 200% vesting was achieved for both tranches. This modification resulted in the immediate additional vesting of 238,959 Common Stock 2022 PSUs and 238,959 AMC Preferred Equity Unit 2022 PSUs. This was treated as a Type 3 modification (improbable-to-probable) which requires the Company to recognize additional stock compensation expense based on the modification date fair values of the Common Stock PSUs and AMC Preferred Equity Units PSUs of $14.9 million and $5.3 million, respectively. During the year ended December 31, 2023, the Company recognized $20.2 million of stock compensation expense related to these awards.

Awards Granted in 2023, 2022, and 2021 and Other Activity

The Company’s Board of Directors approved awards of stock, RSUs, and PSUs to certain of the Company’s employees and directors under the 2013 Equity Incentive Plan. Each RSU or PSU is convertible into one share of Common Stock upon vesting.

Each RSU and PSU held by a participant as of a dividend record date is entitled to a dividend equivalent equal to the amount paid in respect to one share of Common Stock underlying the unit. Any such accrued dividend equivalents are paid to the holder only upon vesting of the units.

The Company’s Board of Directors also granted awards to certain non-section 16 officers that are expected to be settled in cash. Upon vesting, participants receiving cash settlement were initially set to receive an amount of cash equal to the closing price of an AMC Preferred Equity Unit multiplied by the number of underlying cash-based RSUs and PSUs awarded. Following the completion of the Charter Amendments, grantees will now receive an amount of cash equal to the closing price of Common Stock multiplied by the number of underlying cash-based RSUs and PSUs awarded. These awards have been classified as liabilities and are include within accrued expenses and other liabilities in the consolidated balance sheets. The vesting requirements and vesting periods are identical to the equity classified awards described below. The Company recognizes expense related to these awards based on the fair value of the Common Stock shares, giving effect to the portion of services rendered during the requisite services period. As of December 31, 2023, there were 81,691 nonvested underlying Common Stock RSUs and PSUs (after giving effect to the actual 2023 PSU attainment levels) related to awards granted to certain non-section 16 officers. There are 52,001 nonvested underlying Common Stock RSUs and PSUs (2023 Tranche Year, after giving effect to the actual 2023 PSU attainment) that are currently classified as liabilities and 29,690 nonvested underlying Common Stock PSUs (2024 & 2025 Tranche Year) which have not been granted for accounting purposes as the performance targets for the 2024 and 2025 PSU Tranche Years have yet to be established.

The awards granted under the 2013 Equity Incentive Plan generally had the following features:

●	Board of Director Stock Awards: The Company granted fully vested shares of Common Stock and AMC Preferred Equity Units to its independent members of AMC’s Board of Directors during the years ended December 31, 2023, Decembers 31, 2022, and December 31, 2021 as follows:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Common Stock	8,560	4,165	12,405
AMC Preferred Equity Units	15,376	4,165	12,405

●	Restricted Stock Unit Awards: The Company granted RSU awards of 354,015, 139,427, and 537,563 RSU with grant date fair values of $12.4 million, $13.6 million, and $20.7 million to certain members of management during the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively. The Company records stock-based compensation expense on a straight-line recognition method over the requisite vesting period. The RSUs granted during 2023, 2022, and 2021 vest over three years with 1/3 vesting in each year. These RSUs will be settled within 30 days of vesting.
●	Performance Stock Unit Awards:

2023 PSU Awards. During 2023, 327,758 total PSUs were awarded (“2023 PSU award”) to certain members of management and executive officers, with the total PSUs divided into three separate year tranches, with each tranche allocated to a fiscal year within the performance period (“Tranche Year”). The PSUs within each Tranche Year are further divided between two performance targets; the Adjusted EBITDA performance target and free cash flow performance target. The 2023 PSU awards will vest if 80% to 120% of the performance targets are attained, with the corresponding vested unit amount ranging from 50% to 200% of the PSUs awarded. If the performance targets for each Tranche Year are attained at 100%, the 2023 PSU awards will vest 327,758 units in the aggregate. No PSUs will vest for each Tranche Year if the Company does not achieve 80% of the Tranche Year’s Adjusted EBITDA or free cash flow targets.

The Compensation Committee establishes the annual performance targets at the beginning of each year. Therefore, the grant date (and fair value measurement date) for each Tranche Year is the date at the beginning of each year when a mutual understanding of the key terms and conditions are reached per ASC 718, Compensation - Stock Compensation. The 2023 PSU award grant date fair value for the 2023 Tranche Year award of 109,264 units was approximately $4.1 million measured at 100% attainment of the performance targets. The 2022 PSU award grant date fair value for the 2023 Tranche Year of 46,179 units was approximately $2.0 million measured at 100% attainment of the performance targets. The 2021 PSU award grant date fair value for the 2023 Tranche Year of 160,181 units was approximately $6.8 million measured at 100% attainment of the performance targets.

At December 31, 2023, the 2023 Tranche Year performance targets for both the annual Adjusted EBITDA and free cash flow were attained at 86% and 0%, respectively.

2022 PSU Awards. During 2022, 139,427 total PSUs were awarded (“2022 PSU award”) to certain members of management and executive officers, with the total PSUs divided into three Tranche Years. The PSUs within each Tranche Year are further divided between two performance targets; the Adjusted EBITDA performance target and free cash flow performance target. The 2022 PSU awards will vest if 80% to 120% of the performance targets are attained, with the corresponding vested unit amount ranging from 50% to 200% of the PSUs awarded. If the performance targets for each Tranche Year are attained at 100%, the 2022 PSU awards will vest at 139,427 units in the aggregate. No PSUs will vest for each Tranche Year if the Company does not achieve 80% of the Tranche Year’s Adjusted EBITDA and free cash flow targets.

2021 PSU Awards. During 2021, 537,563 total PSUs were awarded (“2021 PSU award”) to certain members of management and executive officers, with the total PSUs divided into three Tranche Years. The PSUs within each Tranche Year are further divided between two performance targets; the Adjusted EBITDA performance target and free cash flow performance target. The 2021 PSU awards will vest if 80% to 120% of the performance targets are attained, with the corresponding vested unit amount ranging from 50% to 200% of the PSUs awarded. If the performance targets for each Tranche Year are attained at 100%, the 2021 PSU awards will vest at 537,563 units in the aggregate. No PSUs will vest for each Tranche Year if the Company does not achieve 80% of the Tranche Year’s Adjusted EBITDA and free cash flow targets.

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

2020 PSU Awards: During the year ended December 31, 2020, PSU awards of 287,260 were granted to certain members of management and executive officers, with three-year cumulative Adjusted EBITDA and free cash flow target conditions and service conditions, covering a performance period beginning January 1, 2020 and ending on December 31, 2022, prior to the service condition and performance condition modifications on November 3, 2021 and October 30, 2020, respectively.

2019 PSU Awards: During the year ended December 31, 2019, PSU awards of 146,034 were granted to certain members of management and executive officers, with three-year cumulative Adjusted EBITDA and diluted earnings per share performance target conditions and service conditions, covering a performance period beginning January 1, 2019 and ending on December 31, 2021, prior to the service condition and performance condition modifications on November 3, 2021 and October 30, 2020, respectively.

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

On February 26, 2020 and March 5, 2020, special performance stock unit awards (“SPSUs”), totaling 714,000 units were granted to certain executive officers that vest based upon achieving target prices for the Company’s Class Common Stock.

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

The following table represents the nonvested RSU and PSU activity for the years ended December 31, 2023, December 31, 2022 and December 31, 2021:

		Weighted
		Average
	Common Stock	Grant Date
	RSUs and PSUs (4)	Fair Value
Beginning balance at January 1, 2021 (1)	831,821	$27.55
Granted	1,017,985	38.50
Vested	(129,773)	14.10
Forfeited	(43,355)	53.70
Cancelled (2)	(108,226)	14.05
Nonvested at January 1, 2022	1,568,452	$39.60
Granted	167,679	97.50
Vested	(563,634)	35.90
Forfeited	(71,688)	58.60
Cancelled (2)	(474,659)	35.90
Nonvested at January 1, 2023	626,150	$59.10
Granted (3)	517,067	36.73
Granted - Special Award	477,918	42.25
Vested	(222,920)	57.43
Vested - Special Award	(257,945)	42.18
Forfeited (3)	(22,119)	45.32
Cancelled (2)	(150,755)	60.14
Cancelled - Special Award (2)	(219,973)	42.34
Nonvested at December 31, 2023	747,423	$44.35
Tranche Years 2024 and 2025 awarded under the 2023 PSU award and Tranche Year 2024 awarded under the 2022 PSU award with grant date fair values to be determined in years 2024 and 2025, respectively	254,754
Total Nonvested at December 31, 2023	1,002,177
(1)	Includes awards modified during 2020 where grant date fair value was not determined until 2021.
(2)	Represents vested RSUs, PSUs, and SPSUs surrendered in lieu of taxes and cancelled awards returned to the 2013 Equity Incentive Plan.
(3)	The number of PSU shares granted and forfeited under the Tranche Year 2023 is based on attainment of performance targets at 86% for the Adjusted EBITDA target and 0% for the free cash flow target.
(4)	Includes AMC Preferred Equity Unit RSUs and PSUs that were converted to Common Stock RSUs and PSUs as a result of the Charter Amendments.

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

The Company evaluates its deferred tax assets each period to determine if a valuation allowance is required based on whether it is “more likely than not” that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods on a federal, state and foreign jurisdiction basis. The Company conducts its evaluation by considering all available positive and negative evidence, including historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlooks for the U.S. motion picture and broader economy, among others. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2023 for each taxing jurisdiction. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections of future taxable income. For the year ended December 31, 2023, the Company remained in a cumulative loss over the past three-year period for the U.S. and international jurisdictions except for Finland.

The Company maintains a valuation allowance against U.S. deferred tax assets as well as international jurisdictions in which it operates, with the exception of Finland.

The actual effective rate for the year ended December 31, 2023 was (0.9)%. The Company’s consolidated tax rate for the year ended December 31, 2023 differs from the U.S. statutory tax rate primarily due to the valuation allowances in U.S. and foreign jurisdictions, foreign tax rate differences, and federal and state tax credits, partially offset by permanent differences related to interest, compensation, and other discrete items. At December 31, 2023 and December 31, 2022, the Company has recorded net deferred tax liabilities of $32.4 million and of $32.1 million, respectively.

The income tax provision (benefit) reflected in the consolidated statements of operations consists of the following components:

	Year Ended
(In millions)	December 31, 2023	December 31, 2022	December 31, 2021
Current:
Federal	$—	$—	$—
Foreign	1.9	0.9	1.3
State	0.8	(0.1)	(3.9)
Total current	2.7	0.8	(2.6)
Deferred:
Federal	0.4	0.3	(3.8)
Foreign	(0.2)	0.7	(2.1)
State	0.5	0.7	(1.7)
Total deferred	0.7	1.7	(7.6)
Total provision (benefit)	$3.4	$2.5	$(10.2)

Pre-tax losses consisted of the following:

	Year Ended
(In millions)	December 31, 2023	December 31, 2022	December 31, 2021
Domestic	$(216.7)	$(685.8)	$(1,029.5)
Foreign	(176.5)	(285.3)	(250.5)
Total	$(393.2)	$(971.1)	$(1,280.0)

The difference between the effective tax rate on net loss from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

	Year Ended
(In millions)	December 31, 2023	December 31, 2022	December 31, 2021
Income tax expense (benefit) at the federal statutory rate	$(82.5)	$(203.9)	$(268.8)
Effect of:
State income taxes	(14.7)	(30.9)	(46.9)
Increase in reserve for uncertain tax positions	(0.2)	—	(3.3)
Federal and state credits	(1.3)	(2.5)	(2.3)
Permanent items - other	(17.6)	5.2	(3.1)
Foreign rate differential	(3.6)	(11.0)	4.3
Original issue discount	—	(152.5)	—
Other	1.2	(14.2)	(5.0)
Impact of UK tax rate change	—	—	(34.3)
Valuation allowance	122.1	412.3	349.2
Income tax expense (benefit)	$3.4	$2.5	$(10.2)
Effective income tax rate	(0.9)%	(0.3)%	0.8%

The significant components of deferred income tax assets and liabilities as of December 31, 2023 and December 31, 2022 are as follows:

	December 31, 2023		December 31, 2022
	Deferred Income Tax		Deferred Income Tax
(In millions)	Assets	Liabilities	Assets	Liabilities
Tangible assets	$—	$(83.5)	$—	$(111.7)
Right-of-use assets	—	(914.3)	—	(935.3)
Accrued liabilities	13.8	—	13.6	—
Intangible assets	—	(119.4)	—	(113.9)
Receivables	9.5	—	18.2	—
Investments	48.0	—	45.9	—
Capital loss carryforwards	5.4	—	2.0	—
Pension and deferred compensation	22.7	—	18.3	—
Corporate borrowings	41.9	—	121.9	—
Disallowed interest	515.0	—	337.1	—
Deferred revenue	163.4	—	172.6	—
Lease liabilities	1,169.8	—	1,208.0	—
Finance lease obligations	0.2	—	0.4	—
Other credit carryovers	28.3	—	27.7	—
Net operating loss carryforwards	708.0	—	676.1	—
Total	$2,726.0	$(1,117.2)	$2,641.8	$(1,160.9)
Less: Valuation allowance	(1,641.3)	—	(1,513.0)	—
Net deferred income taxes	$1,084.7	$(1,117.2)	$1,128.8	$(1,160.9)

A rollforward of the Company’s valuation allowance for deferred tax assets is as follows:

		Additions	Charged
	Balance at	Charged	(Credited)
	Beginning of	to	to Other	Balance at
(In millions)	Period	Expenses(1)	Accounts(2)	End of Period
Calendar Year 2023
Valuation allowance-deferred income tax assets	$1,513.0	120.2	8.1	$1,641.3
Calendar Year 2022
Valuation allowance-deferred income tax assets	$1,114.1	412.3	(13.4)	$1,513.0
Calendar Year 2021
Valuation allowance-deferred income tax assets	$764.9	349.2	—	$1,114.1
(1)	The 2022 valuation allowance primarily relates to the Company’s increase in the current year’s federal, state, international net operating losses.
(2)	Primarily relates to amounts resulting from the Company’s changes in deferred tax assets and associated valuation allowance that are not related to income statement activity as well as amounts charged to other comprehensive income.

The Company has federal income tax net operating loss carryforwards of $1,711.9 million. Approximately $320.3 million will expire between 2024 and 2036 and will be limited annually due to certain change in ownership provisions of the Internal Revenue Code. Approximately $1,391.0 million can be used indefinitely. The Company’s foreign net operating losses of $949.0 million can be used indefinitely. The Company also has state income tax loss carryforwards of $2,463.3 million. Approximately $1,765.3 million may be used over various periods ranging from 1 to 20 years. Approximately $697.9 million can be used indefinitely.

A reconciliation of the change in the amount of unrecognized tax benefits was as follows:

	Year Ended
(In millions)	December 31, 2023	December 31, 2022	December 31, 2021
Balance at beginning of period	$7.4	$8.3	$33.5
Gross increases—current period tax positions	—	—	—
Gross decreases—prior period tax positions	—	—	(22.5)
Gross decreases—settlements with authorities	—	—	(2.2)
Gross decreases—expiration of statute of limitations	(1.9)	(0.9)	(0.5)
Balance at end of period	$5.5	$7.4	$8.3

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. An IRS examination of the tax year March 29, 2012 was settled in 2021 resulting in additional federal and state net operating losses (“NOLs”). Generally, tax years beginning after December 31, 2003 are still open to examination by various taxing authorities. Additionally, as discussed above, the Company has NOL carryforwards for tax years ended December 31, 2004 through December 31, 2023, in the U.S. and various state jurisdictions which have carryforwards of varying lengths of time. These NOLs are subject to adjustment based on the statute of limitations applicable to the return in which they are utilized, not the year in which they are generated. Various state, local and foreign income tax returns are also under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its consolidated financial statements.

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

On January 12, 2018 and January 19, 2018, two putative federal securities class actions, captioned Hawaii Structural Ironworkers Pension Trust Fund v. AMC Entertainment Holdings, Inc., et al., Case No. 1:18-cv-00299-AJN (the “Hawaii Action”), and Nichols v. AMC Entertainment Holdings, Inc., et al., Case No. 1:18-cv-00510-AJN (the “Nichols Action,” and together with the Hawaii Action, the “Actions”), respectively, were filed against the Company in the U.S. District Court for the Southern District of New York. The Actions, which named certain of the Company’s officers and directors and, in the case of the Hawaii Action, the underwriters of the Company’s February 8, 2017 secondary public offering, as defendants, asserted claims under Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act with respect to alleged material misstatements and omissions in the registration statement for the secondary public offering and in certain other public disclosures. On May 30, 2018, the court consolidated the Actions. On January 22, 2019, defendants moved to dismiss the Second Amended Class Action Complaint. On September 23, 2019, the court granted the motion to dismiss in part and denied it in part. On March 2, 2020, plaintiffs moved to certify the purported class. On March 30, 2021, the court granted the motion to certify the class. On September 2, 2021, the parties reached an agreement in principle to resolve the Actions for $18.0 million. The Company agreed to the settlement and the payment of the settlement amount to eliminate the distraction, burden, expense, and uncertainty of further litigation. The Company and the other defendants continue to expressly deny any liability or wrongdoing with respect to the matters alleged in the Actions. On November 1, 2021, the parties to the Actions signed a stipulation of settlement, which memorialized the terms of the agreement in principle, and which the plaintiffs filed with the court. Also on November 1, 2021, plaintiffs filed a motion to preliminarily approve the settlement. On November 8, 2021, the court preliminarily approved the settlement, approved the form of notice to be disseminated to class members, and scheduled a final fairness hearing on the settlement for February 10, 2022. On February 14, 2022, the court issued a final judgment approving the settlement and dismissing the action.

On May 21, 2018, a stockholder derivative complaint, captioned Gantulga v. Aron, et al., Case No. 2:18-cv-02262-JAR-TJJ (the “Gantulga Action”), was filed against certain of the Company’s officers and directors in the U.S. District Court for the District of Kansas. The Gantulga Action, which was filed on behalf of the Company, asserted claims under Section 14(a) of the Exchange Act and for breaches of fiduciary duty and unjust enrichment based on allegations substantially similar to the Actions. On October 12, 2018, the parties filed a joint motion to transfer the action to the U.S. District Court for the Southern District of New York, which the court granted on October 15, 2018. When the action was transferred to the Southern District of New York, it was re-captioned Gantulga v. Aron, et al., Case No. 1:18-cv-10007-AJN. The parties filed a joint stipulation to stay the action, which the court granted on December 17, 2018. The stay was lifted as of February 9, 2022.

On October 2, 2019, a stockholder derivative complaint, captioned Kenna v. Aron, et al., Case No. 1:19-cv-09148-AJN (the “Kenna Action”), was filed in the U.S. District Court for the Southern District of New York. The parties filed a joint stipulation to stay the action, which the court granted on October 17, 2019. On April 20, 2020, the plaintiff filed an amended complaint. The Kenna Action asserted claims under Sections 10(b), 14(a), and 21D of the Exchange Act and for breaches of fiduciary duty and unjust enrichment based on allegations substantially similar to the Actions and the Gantulga Action. The stay was lifted as of February 9, 2022.

On March 20, 2020, a stockholder derivative complaint, captioned Manuel v. Aron, et al., Case No. 1:20-cv-02456-AJN (the “Manuel Action”), was filed in the U.S. District Court for the Southern District of New York. The Manuel Action asserted claims under Sections 10(b), 21D, and 29(b) of the Exchange Act and for breaches of fiduciary duty based on allegations substantially similar to the Actions, the Gantulga Action, and the Kenna Action. The parties filed a joint stipulation to stay the action, which the court granted on May 18, 2020.

On April 7, 2020, a stockholder derivative complaint, captioned Dinkevich v. Aron, et al., Case No. 1:20-cv-02870-AJN (the “Dinkevich Action”), was filed in the U.S. District Court for the Southern District of New York. The Dinkevich Action asserted the same claims as the Manuel Action based on allegations substantially similar to the Actions, the Gantulga Action, the Kenna Action, and the Manuel Action. The parties filed a joint stipulation to stay the action, which was granted on June 25, 2020. On January 11, 2022, the court lifted the stay.

On September 23, 2021, a stockholder derivative complaint, captioned Lyon v. Aron, et al., Case No. 1:21-cv-07940-AJN (the “Lyon Action”), was filed in the U.S. District Court for the Southern District of New York against certain of the Company’s current and former officers and directors. The Lyon Action asserted claims for contribution and indemnification under the Exchange Act and for breaches of fiduciary duty, waste of corporate assets, and unjust enrichment/constructive trust based on allegations substantially similar to the Actions, the Gantulga Action, the Kenna Action, the Manuel Action, and the Dinkevich Action. On January 14, 2022, defendants moved to dismiss the complaint. On March 21, 2023, the court granted defendants’ motion to dismiss.

On June 14, 2023, the parties to the Gantulga, Kenna, Manuel, Dinkevich, and Lyon Actions signed a stipulation of settlement which, subject to the approval of the court, would resolve those actions. As consideration for the proposed settlement, the Company agreed to certain corporate governance reforms. The Company also agreed to the payment of a $1.0 million fee and expense award to the plaintiffs’ attorneys to be paid by the Company’s directors’ and officer’s insurance carriers. Defendants agreed to the settlement solely to eliminate the burden, expense, and uncertainties inherent in further litigation. Defendants have denied, and continue to deny, all allegations of wrongdoing, fault, liability, or damages with respect to the matters alleged in the Gantulga, Kenna, Manuel, Dinkevich, and Lyon Actions. On June 23, 2023, plaintiffs filed a motion to preliminarily approve the settlement. On October 6, 2023, the Court preliminarily approved the proposed settlement as being fair, reasonable, and adequate, and scheduled a telephonic hearing for December 18, 2023 at 11:00 a.m. eastern time, to, among other things, consider whether to approve the proposed settlement. On December 18, 2023, the court issued an order and final judgement approving the proposed settlement.

On April 22, 2019, a putative stockholder class and derivative complaint, captioned Lao v. Dalian Wanda Group Co., Ltd., et al., C.A. No. 2019-0303-JRS (the “Lao Action”), was filed against certain of the Company’s directors, Wanda, two of Wanda’s affiliates, Silver Lake, and one of Silver Lake’s affiliates in the Delaware Court of Chancery. The Lao Action asserted claims directly, on behalf of a putative class of Company stockholders, and derivatively, on behalf of the Company, for breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty with respect to transactions that the Company entered into with affiliates of Wanda and Silver Lake on September 14, 2018, and the special cash dividend of $1.55 per share of Common Stock that was payable on September 28, 2018 to the Company’s stockholders of record as of September 25, 2018. On July 18, 2019, the Company’s Board of Directors formed a Special Litigation Committee to investigate and evaluate the claims and allegations asserted in the Lao Action and make a determination as to how the Company should proceed with respect to the Lao Action. On January 8, 2021, the Special Litigation Committee filed a report with the court recommending that the court dismiss all of the claims asserted in the Lao Action, and moved to dismiss all of the claims in the Lao Action. On June 6, 2022, the parties signed a stipulation of settlement to resolve the Lao Action for $17.4 million (the “Settlement Amount”). Defendants agreed to the settlement and the payment of the Settlement Amount solely to eliminate the burden, expense, and uncertainty of further litigation, and continue to expressly deny any liability or wrongdoing with respect to the matters alleged in the Lao Action. On September 28, 2022, the court held a hearing to consider whether to approve the proposed settlement. At the hearing, the court requested a supplemental notice to stockholders prior to approval. A second hearing regarding approval of the settlement was held on November 30, 2022. Following the hearing, also on November 30, 2022, the court issued an order and final judgment approving the settlement and dismissing the action. The order and final judgment included a fee and expense award to plaintiff’s counsel in the amount of $3.4 million to be paid out of the Settlement Amount. On January 6, 2023, the remainder of the Settlement Amount of $14.0 million was paid to the Company. The Company recorded the settlement as a gain in other income during the year ended December 31, 2023.

On December 27, 2022, the Company received a letter from a purported stockholder, demanding to inspect certain of the Company’s books and records pursuant to 8 Del. C. § 220 in order to investigate allegations concerning: (i) the proposal that was approved by the Board on January 27, 2021 to amend the Company’s Certificate of Incorporation to increase the total number of shares of the Company’s Common Stock; (ii) the Company’s creation, distribution, and/or sale of AMC Preferred Equity Units (“APEs”); (iii) the Antara Transactions; (iv) the special meeting of the holders of the Company’s Common Stock and APEs to be held on March 14, 2023 for the purpose of voting on amendments to the Company’s Certificate of Incorporation that, together, would enable the APEs to convert into shares of the Company’s Common Stock: and (v) the independence of the members of the Board (the “December 27, 2022 Demand”). On January 4, 2023, the Company rejected the December 27, 2022 Demand. On February 7, 2023, without conceding the propriety of the December 27, 2022 Demand in any respect and while reserving all rights, the Company, in an effort to avoid unnecessary litigation, allowed the stockholder who made the December 27, 2022 Demand to inspect certain of the Company’s books and records concerning the subject matter of December 27, 2022 Demand.

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

On February 20, 2023, two putative stockholder class actions were filed in the Delaware Court of Chancery, captioned Allegheny County Employees’ Retirement System v. AMC Entertainment Holdings, Inc., et al., C.A. No. 2023-0215-MTZ (Del. Ch.) (the “Allegheny Action”), and Munoz v. Adam M. Aron, et al., C.A. No. 2023-0216-MTZ (Del. Ch.) (the “Munoz Action”) and which were subsequently consolidated into In re AMC Entertainment Holdings, Inc. Stockholder Litigation C.A. No. 2023-0215-MTZ (Del. Ch.) (the “Shareholder Litigation”). The Allegheny Action asserted a claim for breach of fiduciary duty against certain of the Company’s directors and a claim for breach of 8 Del. C. § 242 against those directors and the Company, arising out of the Company’s creation of the APEs, the Antara Transactions, and the Charter Amendments. The Munoz Action, which was filed by the stockholders who made the Books and Records Demands, asserted a claim for breach of fiduciary duty against the Company’s current directors and former director Lee Wittlinger, arising out of the same conduct challenged in the Allegheny Action. The Allegheny Action sought a declaration that the issuance of the APEs violated 8 Del. C. § 242(b), an order that holders of the Company’s Common Stock be provided with a separate vote from the holders of the APEs on the Charter Amendments or that the APEs be enjoined from voting on the Charter Amendments, and an award of money damages. The Munoz Action sought to enjoin the APEs from being voted on the Charter Amendments.

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

On April 2, 2023, the parties entered into a binding settlement term sheet to settle the Shareholder Litigation, which among other things, provided that the parties would jointly request that the Status Quo Order be lifted. Pursuant to the term sheet, the Company agreed, following and subject to AMC’s completion of the Conversion and Reverse Stock Split, to make a non-cash settlement payment to record holders of Common Stock immediately prior to the Conversion (and after giving effect to the Reverse Stock Split) of one share of Common Stock for every 7.5 shares of Common Stock owned by such record holders. The Company’s obligation to make the Settlement Payment was contingent on the Status Quo Order being lifted and the Company effecting the Charter Amendment. The defendants agreed to the settlement and the payment of the Settlement Payment solely to eliminate the burden, expense, and uncertainty of further litigation, and continue to expressly deny any liability or wrongdoing with respect to the matters alleged in the Shareholder Litigation. On April 3, 2023, the plaintiffs filed an unopposed motion to lift the Status Quo Order.

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

On July 21, 2023, the court issued an opinion which, citing issues with the scope of the release sought under the proposed settlement, declined to approve the settlement as presented. On July 22, 2023, the parties filed an addendum to the Settlement Stipulation in an effort to address the issues with the scope of the release raised by the court and requested that the court approve the settlement with the revised release set forth in the addendum. On July 24, 2023, the court requested additional submissions in relation to the proposed settlement. The Company provided the additional requested submissions to the court on July 26, 2023.

On August 11, 2023, the court approved the settlement of the Shareholder Litigation and lifted the Status Quo Order. On August 14, 2023, the Company filed the amendment to its Third Amended and Restated Certificate of Incorporation, effective as of August 24, 2023, which was previously approved by the Company’s stockholders at the special meeting held on March 14, 2023 to implement the Charter Amendments. The Reverse Stock Split occurred on August 24, 2023, the conversion of APEs into Common Stock occurred on August 25, 2023, and the Settlement Payment was made on August 28, 2023. On September 15, 2023, the Court entered an order dismissing the Shareholder Litigation in its entirety and with prejudice. On October 13, 2023, a purported Company stockholder who objected to the settlement of the Shareholder Litigation filed a notice of appeal from the order approving the settlement. As of January 26, 2024, the appeal was fully briefed before the Delaware Supreme Court.

In connection with the Settlement Payment, the Company recorded a $110.1 million charge to other expense during the year ended December 31, 2023. The charge was based on the estimated fair value of $99.3 million for the Settlement Payment and $10.8 million of legal fees, net of probable insurance recoveries. The Company made the Settlement Payment on August 28, 2023, and recorded the disbursement to stockholders’ deficit. The legal fee liabilities are included in accrued expenses and other liabilities or accounts payable within the condensed consolidated balance sheets.

On August 14, 2023, a putative class action on behalf of APE holders, captioned Simons v. AMC Entertainment Holdings, Inc., C.A. No. 2023-0835-MTZ (the “Simons Action”), was filed against the Company in the Delaware Court of Chancery. The Simons Action asserts claims for a declaratory judgment, injunctive relief, and breach of contract, and alleges that the Settlement Payment in the Shareholder Litigation violates the Certificate of Designations that govern the APEs prior to the conversion of the APEs into Common Stock. On September 12, 2023, the Company filed a motion to dismiss the complaint. On December 26, 2023, plaintiff filed an amended complaint, which added a claim for breach of the implied covenant of good faith and fair dealing. On February 16, 2024, the Company filed a motion to dismiss the amended complaint.

On May 4, 2023, the Company filed a lawsuit in the Superior Court of the State of Delaware against seventeen insurers participating in its directors & officers insurance program, seeking recovery for losses incurred in connection with its defense and settlement of the Shareholder Litigation, including the Settlement Payment. The insurance recovery action is captioned, AMC Entertainment Holdings, Inc. v. XL Specialty Insurance Co., et al., Case No. N23C-05-045 AML CCLD (Del. Super. May 4, 2023) (the “Coverage Action”). In the suit, AMC seeks up to $80 million in coverage under its Executive and Corporate Securities Liability Insurance Policies sold by the defendants, which provide coverage for the policy period of January 1, 2022, through January 1, 2023 (the “Policies”) in excess of a $10 million deductible. The primary insurer in the Coverage Action has paid its full $5 million limit to reimburse the Company for its payment of the class counsel fee award. The remainder of the insurers contest whether they owe coverage for the Settlement Payment, claiming it does not constitute a “Loss” under their insurance policies. AMC may have claims for coverage from additional insurers as well, however, those insurers’ policies contain mandatory arbitration provisions, so they have not been included in the Coverage Action.

On October 6, 2023, an action captioned Mathew, et al. v. Citigroup Global Markets, et al., Case No. 1:23-cv-12302-FDS (the “Mathew Action”), was filed in the U.S. District Court for the District of Massachusetts. The Mathew Action names the Company as a nominal defendant. On November 16, 2023, plaintiffs filed an amended complaint. On January 9, 2024, the Company filed a motion to dismiss the amended complaint. On January 11, 2024, plaintiffs filed a motion for leave to file a second amended complaint. On January 24, 2024, the Company filed an opposition to plaintiff’s motion for leave to file a second amended complaint.

On December 18, 2023, an action captioned Miller, et al. v. AMC Entertainment Holdings, Inc. et al., C.A. No. 2023-1259-LM (Del. Ch.) (the “Miller Action”), was filed against the Company and two of its officers in the Delaware Court of Chancery. Plaintiffs in the Miller Action seek to inspect certain of the Company’s books and records pursuant to 8 Del. C. § 220 in order to investigate allegations concerning alleged manipulation of the Company’s Common Stock. On February 7, 2024, the parties filed a stipulation dismissing the Company’s two officers from the action.

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

Recurring Fair Value Measurements. The following tables summarize the fair value hierarchy of the Company’s financial assets carried at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2023 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Investment in Hycroft warrants	$3.3	$—	$—	$3.3
Marketable equity securities:
Investment in Hycroft	5.8	5.8	—	—
Total	$9.1	$5.8	$—	$3.3

		Fair Value Measurements at December 31, 2022 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Investment in Hycroft warrants	$9.2	$—	$—	$9.2
Marketable equity securities:
Investment in Hycroft	12.5	12.5	—	—
Total	$21.7	$12.5	$—	$9.2

Valuation Techniques. The equity method investment in Hycroft was measured at fair value using Hycroft’s stock price at the date of measurement. To estimate the fair value of the Company’s investment in Hycroft warrants, the Company valued the warrants using the Black Scholes pricing model. Such judgments and estimates included estimates of volatility of 130.0% and discount rate of 4.0%. The discount rate is based on the treasury yield that matches the term as of the measurement date. Other inputs included the term of 3.2 years, exercise price of $10.68 and Hycroft’s stock price at the date of measurement. The preceding exercise price has been adjusted for the one-for-ten reverse stock split Hycroft effectuated on November 15, 2023. There is considerable management judgment with respect to the inputs used in determining fair value, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy. See Note 6—Investments for further information regarding the investments in Hycroft.

Nonrecurring Fair Value Measurements. The following fair value hierarchy tables summarize the Company’s assets that were written down to their fair value on a nonrecurring basis as part of our impairment evaluation:

		Fair Value Measurements at December 31, 2023 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable	Total
	Value at	active market	inputs	inputs	Impairment
(In millions)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)	Losses
Property, net:
Property, net	$34.4	$—	$—	$34.4	$30.3
Operating lease right-of-use assets:
Operating lease right-of-use assets	93.5	—	—	93.5	76.6
Other long-term assets:
Cost method investments (1)	10.3	—	—	10.3	1.0
Total	$138.2	$—	$—	$138.2	$107.9
(1)	Impairment losses for cost method investments are recorded in investment expense (income).

		Fair Value Measurements at December 31, 2022 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable	Total
	Value at	active market	inputs	inputs	Impairment
(In millions)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)	Losses
Property, net:
Property, net	$57.3	$—	$—	$57.3	$27.8
Operating lease right-of-use assets:
Operating lease right-of-use assets	138.4	—	—	138.4	105.3
Total	$195.7	$—	$—	$195.7	$133.1

Valuation Techniques. There is considerable management judgment with respect to cash flow estimates and appropriate discount rates to be used in determining fair value, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy. Such judgments and estimates include estimates of future attendance, revenues, cash flows, rent relief, cost savings, capital expenditures, and the cost of capital, among others. At December 31, 2023, related cash flows were discounted at 9.0% for the Domestic Theatres and 11.0% for the International Theatres, at December 31, 2022, related cash flows were discounted at 10.0% for Domestic Theatres and 12.5% for International Theatres.

Other Fair Value Measurement Disclosures. The following tables summarize the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at December 31, 2023 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$25.1	$—	$21.5	$—
Corporate borrowings	4,552.3	—	3,674.7	—

		Fair Value Measurements at December 31, 2022 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$20.0	$—	$10.8	$—
Corporate borrowings	5,120.8	—	2,516.2	—

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

NOTE 13—OPERATING SEGMENTS

The Company reports information about operating segments in accordance with ASC 280-10, Segment Reporting, which requires financial information to be reported based on the way management organizes segments within a company for making operating decisions and evaluating performance. The Company has identified two reportable segments and reporting units for its theatrical exhibition operations, U.S. markets and International markets. The International markets reportable segment has operations in or partial interest in theatres in the United Kingdom, Germany, Spain, Italy, Ireland, Portugal, Sweden, Finland, Norway, and Denmark. The Company divested of its interest in Estonia, Latvia, and Lithuania operations, see Note 1—The Company and Significant Accounting Policies for further information on the Baltics theatre sale. On January 24, 2023 the Company sold its interest in Saudi Arabia, see Note 6—Investments for additional information. Each segment’s revenue is derived from admissions, food and beverage sales and other ancillary revenues, primarily screen advertising, loyalty membership fees, ticket sales, gift card income and exchange ticket income. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company does not report asset information by segment because that information is not used to evaluate the performance of or allocate resources between segments.

Below is a breakdown of select financial information by reportable operating segment:

	Year Ended
Revenues (In millions)	December 31, 2023	December 31, 2022	December 31, 2021
U.S. markets	$3,688.6	$2,961.7	$1,875.8
International markets	1,124.0	949.7	652.1
Total revenues	$4,812.6	$3,911.4	$2,527.9

	Year Ended
Adjusted EBITDA (In millions)	December 31, 2023	December 31, 2022	December 31, 2021
U.S. markets	$370.2	$59.6	$(250.6)
International markets	55.6	(13.0)	(41.1)
Total Adjusted EBITDA (1)	$425.8	$46.6	$(291.7)
(1)	The Company presents Adjusted EBITDA as a supplemental measure of its performance. The Company defines Adjusted EBITDA as net earnings (loss) plus (i) income tax provision (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of the Company’s ongoing operating performance and to include attributable EBITDA from equity investments in theatre operations in International markets and any cash distributions of earnings from its other equity method investees. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, which is broadly consistent with how Adjusted EBITDA is defined in the Company’s debt indentures.

	Year Ended
Capital Expenditures (In millions)	December 31, 2023	December 31, 2022	December 31, 2021
U.S. markets	$167.0	$138.4	$63.9
International markets	58.6	63.6	28.5
Total capital expenditures	$225.6	$202.0	$92.4

Financial information about geographic area is as follows:

	Year Ended
Revenues (In millions)	December 31, 2023	December 31, 2022	December 31, 2021
United States	$3,688.6	$2,961.7	$1,875.8
United Kingdom	400.9	379.3	283.6
Spain	148.2	114.6	81.8
Sweden	124.9	125.0	82.3
Italy	151.9	90.4	57.5
Germany	125.8	96.2	54.4
Finland	97.9	73.9	49.1
Ireland	32.2	27.3	16.9
Other foreign countries	42.2	43.0	26.5
Total	$4,812.6	$3,911.4	$2,527.9

	As of	As of
Long-term assets, net (In millions)	December 31, 2023	December 31, 2022
U.S. markets	$5,795.6	$6,135.9
International markets	2,010.5	2,097.6
Total long-term assets (1)	$7,806.1	$8,233.5
(1)	Long-term assets are comprised of property, operating lease right-of-use assets, intangible assets, goodwill, deferred tax asset, net and other long-term assets.

The following table sets forth a reconciliation of net loss to Adjusted EBITDA:

	Year Ended
(In millions)	December 31, 2023	December 31, 2022	December 31, 2021
Net loss	$(396.6)	$(973.6)	$(1,269.8)
Plus:
Income tax provision (benefit) (1)	3.4	2.5	(10.2)
Interest expense	411.2	378.7	458.1
Depreciation and amortization	365.0	396.0	425.0
Impairment of long-lived assets (2)	106.9	133.1	77.2
Certain operating expense (3)	2.5	8.0	0.2
Equity in (earnings) loss of non-consolidated entities (4)	(7.7)	1.6	(11.0)
Cash distributions from non-consolidated entities (5)	6.5	6.6	12.5
Attributable EBITDA (6)	2.2	0.4	3.7
Investment expense (income)	(15.5)	14.9	(9.2)
Other expense (income) (7)	(61.3)	80.4	(0.1)
Other non-cash rent benefit (8)	(35.0)	(26.6)	(24.9)
General and administrative — unallocated:
Merger, acquisition and other costs (9)	1.7	2.1	13.7
Stock-based compensation expense (10)	42.5	22.5	43.1
Adjusted EBITDA	$425.8	$46.6	$(291.7)
(1)	For information regarding the income tax provision (benefit), see Note 10—Income Taxes.
(2)	During the year ended December 31, 2023, the Company recorded non-cash impairment charges related to its long-lived assets of $49.2 million on 68 theatres in the U.S. markets with 738 screens which were related to property, net and operating lease right-of-use assets, net and $57.7 million on 57 theatres in the International markets with 488 screens which were related to property, net and operating lease right-of-use assets, net.

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

(3)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens, including the related accretion of interest, disposition of assets, and other non-operating gains or losses included in operating expenses. The Company has excluded these items as they are non-cash in nature or are non-operating in nature.
(4)	Equity in (earnings) loss of non-consolidated entities primarily consisted of equity in earnings from AC JV of $4.9 million during the year ended December 31, 2023. Equity in (earnings) loss of non-consolidated entities primarily consisted of equity in loss from Saudi Cinema Company, LLC of $7.6 million, partially offset by equity in (earnings) from DCIP of $3.4 million during the year ended December 31, 2022. Equity in (earnings) loss of non-consolidated entities primarily consisted of equity in earnings (loss) from DCIP of $12.2 million, during the year ended December 31, 2021.
(5)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. The Company believes including cash distributions is an appropriate reflection of the contribution of these investments to the Company’s operations.
(6)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of the Company’s equity in (earnings) loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where the Company holds a significant market share, the Company believes attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. The Company also provides services to these theatre operators including information technology systems, certain on-screen advertising services and the Company’s gift card and package ticket program.

	Year Ended
(In millions)	December 31, 2023	December 31, 2022	December 31, 2021
Equity in (earnings) loss of non-consolidated entities	$(7.7)	$1.6	$(11.0)
Less:
Equity in (earnings) of non-consolidated entities excluding International theatre joint ventures	(6.6)	(5.4)	(13.5)
Equity in earnings (loss) of International theatre joint ventures	1.1	(7.0)	(2.5)
Income tax expense	0.1	0.1	0.3
Investment expense (income)	(0.6)	0.2	(0.1)
Interest expense	0.2	0.1	0.2
Impairment of long-lived assets	—	4.2	—
Depreciation and amortization	1.4	2.8	5.6
Other expense	—	—	0.2
Attributable EBITDA	$2.2	$0.4	$3.7

(7)	Other expense (income) during the year ended December 31, 2023 primarily consisted of gains on debt extinguishment of $(142.8) million and foreign currency transaction gains of $(17.8) million, partially offset by a non-cash litigation charge of $99.3 million.

Other expense (income) for the year ended December 31, 2022 primarily consisted of a loss on debt extinguishment of $92.8 million, partially offset by income related to the foreign currency transaction gains of $(12.3) million and contingent lease guarantees of $(0.2) million.

Other expense (income) for the year ended December 31, 2021 primarily consisted of a loss on debt extinguishment of $14.4 million and financing fees of $1.0 million, partially offset by income related to the foreign currency transaction gains of $(9.8) million and contingent lease guarantees of $(5.7) million.

(8)	Reflects amortization of certain intangible assets reclassified from depreciation and amortization to rent expense due to the adoption of ASC 842, Leases and deferred rent benefit related to the impairment of right-of-use operating lease assets.
(9)	Merger, acquisition and other costs are excluded as they are non-operating in nature.
(10)	Non-cash or non-recurring expense included in general and administrative: other.

NOTE 14—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the change in accumulated other comprehensive income (loss) by component:

	Foreign
(In millions)	Currency	Pension Benefits	Total
Balance December 31, 2021	$(19.0)	$(9.1)	$(28.1)
Other comprehensive income (loss)	(59.8)	10.6	(49.2)
Balance December 31, 2022	$(78.8)	$1.5	$(77.3)
Other comprehensive income (loss)	1.1	(2.0)	(0.9)
Balance December 31, 2023	$(77.7)	$(0.5)	$(78.2)

The tax effects allocated to each component of other comprehensive income (loss) is as follows:

	Year Ended
	December 31, 2023			December 31, 2022			December 31, 2021
		Tax			Tax			Tax
	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax
(In millions)	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized foreign currency translation adjustment	$0.5	$0.6	$1.1	$(59.8)	$—	$(59.8)	$(78.9)	$—	$(78.9)
Realized gain (loss) on foreign currency transactions, net of tax	—	—	—	—	—	—	(0.9)	0.5	(0.4)
Pension and other benefit adjustments:
Net gain (loss) arising during the period, net of tax	(2.0)	—	(2.0)	10.6	—	10.6	13.0	(0.7)	12.3
Other comprehensive income (loss)	$(1.5)	$0.6	$(0.9)	$(49.2)	$—	$(49.2)	$(66.8)	$(0.2)	$(67.0)

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

Accordingly, all references made to share, per share, unit, per unit, or common share amounts in the accompanying financial statements and applicable disclosures have been retroactively adjusted to reflect both the effects of the special dividend as a stock split and the subsequent reverse stock split. References made to AMC Preferred Equity Units have been retroactively adjusted to reflect the effect of the reverse stock split on their equivalent Common Stock shares.

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share includes the effects of unvested RSUs with a service condition only and unvested contingently issuable RSUs and PSUs that have service and performance conditions, if dilutive.

The following table sets forth the computation of basic and diluted loss per common share:

	Year Ended	Year Ended	Year Ended
(In millions)	December 31, 2023	December 31, 2022	December 31, 2021
Numerator:
Net loss for basic and diluted loss per share	$(396.6)	$(973.6)	$(1,269.1)

Denominator (shares in thousands):
Weighted average shares for basic and diluted loss per common share	167,644	104,769	95,482

Basic and diluted loss per common share:	$(2.37)	$(9.29)	$(13.29)

Vested RSUs, PSUs, and SPSUs have dividend rights identical to the Company’s Common Stock and are treated as outstanding shares for purposes of computing basic and diluted loss per share.

For the year ended December 31, 2023, December 31, 2022, and December 31, 2021, unvested RSUs of 272,469, 252,336, and 449,525, respectively, were not considered in the computation of diluted loss per share because they would be anti-dilutive.

All Tranche Year PSUs which had been granted at December 31, 2023, December 31, 2022, and December 31 2021 were included in basic loss per share for each respective period because the issuance of the related shares were contingent only upon the passage of time. Therefore, no granted Tranche Year PSUs at December 31, 2023, December 31, 2022, and December 31, 2021 could further dilute basic loss per share.

NOTE 16—SUBSEQUENT EVENTS

Debt for equity exchange. During January 2024, the Company executed a debt for equity exchange transaction. This transaction was treated as early extinguishments of the debt. In accordance with ASC 470-50-40-3 the reacquisition price of the extinguished debt was determined to be the fair value of the Common Stock exchanged. The below table summarizes the debt for equity exchange that occurred during January 2024:

		Shares of
	Aggregate Principal	Common Stock	Gain on	Accrued Interest
(In millions, except for share data)	Exchanged	Exchanged	Extinguishment	Exchanged
Second Lien Notes due 2026	$17.5	2,541,250	$5.8	$0.1

Vendor dispute. On January 26, 2024, the Company executed an agreement to collect $37.5 million as resolution of a dispute with a vendor. The proceeds, net of legal costs, were recorded to other income in the financial statements during the three months ended March 31, 2024. The relationship with the vendor has been restored and remains in good standing.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) of the Exchange Act. With management’s participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of December 31, 2023, based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report in Item 8 of Part II of this Annual Report on Form 10-K.

(c)	Changes in internal control over financial reporting.

There were no changes in its internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

In the fourth quarter of 2023, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of AMC adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K. Additionally, AMC Entertainment Holdings, Inc. did not adopt or terminate any Rule 10b5-1 trading arrangement during the fourth quarter of 2023.

Amendments to Bylaws

On February 22, 2024, the Company’s board of directors adopted the Fourth Amended and Restated Bylaws of the Company (the “Bylaws”). The Bylaws were amended to reflect, among other things, the following changes (capitalized terms used but not defined herein have the meanings ascribed to them in the Bylaws):

●	Article II was revised to:
o	reflect several changes to the meetings of the stockholders, including that (i) the Company may now postpone, reschedule, or cancel any annual meeting of stockholders previously scheduled by the Board; (ii) the advance notice provision for stockholder proposals (including nominations) was updated; and (iii) the time period for nominations/proposals to require a stockholder’s notice was amended;
o	clarify the ability of the Company to hold virtual meetings;
o	update access to stockholder lists consistent with current provisions of the General Corporation Law of the State of Delaware (“DGCL”);

o	revise the default vote for stockholder action to a majority of votes cast; and
o	allow stockholders to file proxies electronically.
●	Article III was revised to:
o	remove the requirement that the Board meet at least four times per year in the United States;
o	allow the Board to delegate full power and authority to committees; and
o	clarify that the CEO may only preside over a meeting of the Board if the CEO is also a member of the Board.
●	Article IV was revised to clarify that the Board appoints officers, but the CEO also can appoint Vice Presidents.
●	Article V was revised to remove unnecessary sections.
●	Article VII was revised to:
o	update the general requirements for delivering notice to stockholders or directors to conform to current provisions of the DGCL; and
o	conform the waiver of notice provisions to current provisions of the DGCL.
●	Article IX was revised to update the Delaware forum selection provisions.

The foregoing description of the amendments to the Company’s Bylaws does not purport to be complete and is qualified in its entirety by the full text of the Fourth Amended and Restated Bylaws, which is attached hereto as Exhibit 3.2 in unmarked form, and as Exhibit 3.2(a) in redline form marked to show the changes described above, and are incorporated herein by reference.

Annual Meeting of Stockholders

On February 22, 2024, the Company’s board of directors scheduled the Company’s 2024 annual meeting of stockholders (the “2024 Annual Meeting”) for June 5, 2024, at 1:00 p.m. Central Time at the Company’s Theatre Support Center located at One AMC Way, 11500 Ash Street, Leawood, Kansas 66211. The record date for the 2024 Annual Meeting will be April 11, 2024. The Company’s 2023 Annual Meeting was postponed until November 8, 2023, in order to allow for the resolution of pending litigation. As disclosed in the proxy statement for the 2023 Annual Meeting, the Company is returning to a more normalized annual meeting schedule.

In the proxy statement for the 2023 Annual Meeting, the Company stated that, because the date of the 2024 Annual Meeting was expected to change by more than 30 days from the anniversary date of the 2023 Annual Meeting, it was disclosing a deadline for submission of stockholder proposals for inclusion in the proxy materials for the 2024 Annual Meeting (the "2024 Proxy") pursuant to Rule 14a-8 under the Exchange Act ("Rule 14a-8"). The Company informed stockholders that to be considered for inclusion in the 2024 Proxy, stockholder proposals submitted under Rule 14a-8 must be in writing and received by the Corporate Secretary at the Company's principal offices at One AMC Way, 11500 Ash Street, Leawood, Kansas 66211, no later than 5:00 pm Central Time on December 31, 2023, which the Company determined to be a reasonable time before it expects to begin to print and send the 2024 Proxy.

Further, because the date of the 2024 Annual Meeting is more than 30 days before the anniversary date of the 2023 Annual Meeting, in accordance with the advance notice provisions set forth in the Company's Bylaws, in order for a stockholder proposal submitted outside of Rule 14a-8 or a director nomination submitted by a stockholder to be considered timely, it must be received no earlier than 120 days prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the public announcement of the meeting date. Accordingly, in order for a stockholder proposal to be submitted outside of Rule 14a-8 of the Exchange Act or a director nomination submitted by a stockholder to be considered timely for the 2024 Annual Meeting, it must be received by the Corporate Secretary not later than March 9, 2024.

In addition to satisfying the foregoing requirements under the Company’s Bylaws when an annual meeting is changed by more than 30 days from the anniversary of the prior annual meeting, to comply with the universal proxy rules, stockholders who intend to solicit proxies in support of director nominees other than the Company’s nominees must provide notice that sets forth the information required by Rule 14a-19 under the Exchange Act no later than the close of business on the later of the 60th day prior to such annual meeting or the 10th day following the public announcement of the meeting date. Accordingly, to comply with the universal proxy rules, stockholders who intend to solicit proxies in support of director nominees other than the Company’s nominees must provide notice that sets forth the information required by Rule 14a-19 under the Exchange Act no later than April 6, 2024.

Compensatory Arrangements of Certain Officers

In order to recognize the ongoing extraordinary efforts of the Company’s management team as the theatrical exhibition industry continues to lag its pre-pandemic performance, encourage continued engagement, and incentivize executives during continued difficult business conditions, on February 22, 2024, the Compensation Committee of the Company’s Board of Directors (the “Committee”), in consultation with the Company’s independent compensation consultant, approved modification of the performance goals for the fiscal year ended December 31, 2023, applicable to certain Performance Stock Units (“PSUs”) granted under the 2013 Equity Incentive Plan (“EIP”) to certain officers, including the named executive officers (“NEOs”) and certified achievement measured against such modified performance goals.

As described in the Company’s definitive proxy statement on Schedule 14A in connection with its 2023 Annual Meeting of Stockholders, filed on September 29, 2023, each year the Committee approves annual grants under the EIP, half of which are designated as PSUs. The PSUs are divided into three equal tranches with each tranche allocated to a fiscal year during the three-year period covered by the grant (each a “Tranche Year”). Each tranche is eligible to vest based upon attainment of certain financial performance goals during its applicable Tranche Year. The performance goals are established at the beginning of the applicable Tranche Year based upon the Company’s financial plan, which in turn is highly dependent upon forecasts of overall industry box office. For the 2023 Tranche Year, primarily due to changes to studio movie release schedules in response to lengthy strikes by the Writers Guild of America and the Screen Actors Guild–American Federation of Television and Radio Artists which were outside the control of the Company, industry box office was significantly lower than the forecasts upon which the performance goals were predicated. As a result, PSUs allocated to the 2023 Tranche Year with unmodified Adjusted EBITDA performance goals would have vested at only 86% and those with unmodified Free Cash Flow performance goals vested at 0%. The Committee determined that it was equitable to modify the 2023 Tranche Year performance goals to reflect actual industry conditions during the 2023 Tranche Year. After modification of the performance goals, the PSUs allocated to the 2023 tranche year with both adjusted EBITDA and Free Cash Flow performance goals will vest at the maximum permitted level of 200%. Given the management team’s continued focus on maximizing results despite industry factors outside its control, the Committee felt that the modifications were justified and consistent with the goals of the Company’s executive compensation programs, namely to attract, retain, motivate and reward talented executives.

The table below reflects the incremental number of shares issuable to NEOs as a result of the modification of the performance goals

NEO	Common Stock
Adam Aron	187,476
Sean Goodman	40,888
Dan Ellis	17,634
Elizabeth Frank	19,821
Kevin Connor	15,650

As a result of the modification of the performance goals, in the first quarter of 2024 the Company estimates it will issue approximately 260,000 additional shares of Common Stock net of tax withholding, incur approximately $2.1 million of incremental stock compensation expense, and make estimated incremental cash payments of approximately $1.0 million to cover tax withholding.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

For information with respect to the executive officers of the Company, see “Information about our Executive Officers” included as a separate item at the end of Part I, Item 1 of this Report.

All other information called for by this item is hereby incorporated herein by reference to the relevant information under the headings “Proposal 2 - Election of Directors”, “Delinquent Section 16(A) Reports”, and “Corporate Governance” in our definitive proxy statement on Schedule 14A in connection with our 2023 Annual Meeting of Stockholders, to be filed within 120 days after December 31, 2023 (the “Annual Meeting Proxy Statement”).

Item 11.   Executive Compensation.

The information called for by this item is set forth under the headings “Executive Compensation”, “Compensation Committee Report on Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Policies and Practices as They Relate to Risk Management”, “Director Compensation” and “Compensation Discussion and Analysis” in the Company’s 2024 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information” in the Company’s 2024 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is set forth under the headings “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s 2024 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 and is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services.

The information called for by this item is set forth under the headings “Principal Accountant Fees and Services” and “Audit Committee Pre-Approval Policy” in the Company’s 2024 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 and is incorporated herein by reference.

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

1.2

Equity Distribution Agreement, dated as of September 6, 2023, by and among AMC Entertainment Holdings, Inc., Citigroup Global Markets Inc., Barclays Capital Inc., B. Riley Securities, Inc., and Goldman Sachs & Co. LLC. (incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K (File 1-33892) filed on September 6, 2023).

1.3

Equity Distribution Agreement, dated as of November 9, 2023, by and among AMC Entertainment Holdings, Inc., Citigroup Global Markets Inc., Barclays Capital Inc., B. Riley Securities, Inc., and Goldman Sachs & Co. LLC. (incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K (File 1-33892) filed on November 9, 2023).

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

3.1(d)

Certificate of Retirement of 24,057,143 Shares of Class B Common Stock of AMC Entertainment Holdings, Inc., dated as of November 1, 2018 (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 8, 2018).

3.1(e)

Certificate of Retirement of 51,769,784 Shares of Class B Common Stock of AMC Entertainment Holdings, Inc., dated as of February 24, 2021 (incorporated by reference from Exhibit 4.32 to AMC’s Annual Report on Form 10-K (File No. 1-33892) filed on March 12, 2021).

*3.2	Fourth Amended and Restated Bylaws of AMC Entertainment Holdings, Inc. effective February 22, 2024.

*3.2(a)	Fourth Amended and Restated Bylaws of AMC Entertainment Holdings, Inc., effective February 22, 2024 (marked to show amendments from prior version).

Exhibit Number	Description
3.3

Certificate of Designations for the Series A Convertible Participating Preferred Stock (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on August 4, 2022).

3.3(a)

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

Exhibit Number	Description
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

Exhibit Number	Description
4.1(p)

Thirteenth Amendment to Credit Agreement, dated as of June 23, 2023, by and among AMC Entertainment Holdings, Inc., as borrower, the other loan parties party thereto, the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent (incorporated by reference from Exhibit 4.1 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on August 8, 2023).

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

4.5

Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference from Exhibit 4.5 to AMC’s Annual Report on Form 10-K (File No. 1-33892) filed on February 28, 2023).

Exhibit Number	Description
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

4.10

Indenture, dated as of October 20, 2022, among Odeon Finco PLC, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and security agent (including the form of the 12.75% Senior Secured Note due 2027) (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-33892 filed on October 20, 2022).

4.11

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
10.3

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

***10.4

Employment Agreement, dated as of November 6, 2002, by and among Kevin M. Connor, AMC Entertainment Inc. and American Multi-Cinema, Inc. (incorporated by reference from Exhibit 10.49 to AMC’s Annual Report on Form 10-K (File No. 1-8747) filed on June 18, 2007).

***10.5

Employment Agreement, dated as of August 18, 2010, by and between Elizabeth Frank and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.65 to AMC’s Form 10-KT (File No. 1-8747) filed on March 13, 2013).

***10.5(a)

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

10.6

Form of Indemnification Agreement by and between AMC Entertainment Holdings, Inc. and its Directors and Executive Officers (incorporated by reference from Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on November 22, 2013, as amended).

***10.7

Employment Agreement, dated as of December 14, 2015, by and among AMC Entertainment Holdings, Inc. and Adam M. Aron (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on December 15, 2015).

***10.8	AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 7, 2014).

***10.8(a)

AMC Entertainment Holdings, Inc. Clarifying Amendment to 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.27(a) to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed on March 10, 2015).

***10.8(b)

Second Amendment to AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan, approved as of July 29, 2020 (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

***10.8(c)

Third Amendment to the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan, approved as of October 30, 2020 (incorporated by reference from Exhibit 10.10 to AMC’s Current Report on Form 10-Q (File No. 1-33892) filed on November 4, 2020).

***10.8(d)

Fourth Amendment to the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan, effective as of August 15, 2022 (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on August 4, 2022).

Exhibit Number	Description
***10.8(e)

Fifth Amendment to the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan, effective as of August 25, 2023 (incorporated by reference from Exhibit 10.2 to AMC’s Current Report on Form 10-Q (File No. 1-33892) filed on November 8, 2023).

***10.8(f)	Form of Stock Award Agreement (incorporated by reference from Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on November 27, 2013, as amended).

***10.8(g)

Form of Director Stock Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on June 9, 2020).

***10.8(h)

Form of Restricted and/or Performance Stock Unit Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on June 9, 2020).

***10.8(i)

Form of First Modification to the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan Special Performance Stock Unit Award Notice & Agreement Dated February 26, 2020, First Modification Effective October 30, 2020 (incorporated by reference from Exhibit 10.11 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 4, 2020).

***10.8(j)	2013 Equity Incentive Plan Change in Control Policy (incorporated by reference from Exhibit 10.1 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on May 5, 2023).

***10.9

Employment Agreement between AMC Entertainment Holdings, Inc. and Sean D. Goodman executed on October 6, 2020 (incorporated by reference from Exhibit 10.9 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 4, 2020).

***10.9(a)

Amendment executed March 19, 2021, to the Employment Agreement between AMC Entertainment Holdings, Inc. and Sean D. Goodman executed on October 6, 2020 (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on March 19, 2021).

10.10

AMC Entertainment Holdings, Inc. Annual Incentive Compensation Program Continuing Structure, as amended and restated by the Compensation Committee February 23, 2021 (incorporated by reference from Exhibit 10.34 to AMC’s Annual Report on Form 10-K (File No. 1-33892) filed on March 12, 2021).

***10.11

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
***10.13

Employment Agreement, dated as of December 20, 2016, by and between Daniel E. Ellis and AMC Entertainment Holdings, Inc. (incorporated by reference from Exhibit 10.1 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on May 9, 2022).

***10.14

AMC Entertainment Holding’s, Inc. Non-Employee Director Compensation Plan – Amended and Restated October 27, 2022, Effective January 1, 2023 (incorporated by reference from Exhibit 10.3 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 8, 2022).

10.15

Forward Purchase Agreement, dated as of December 22, 2022, by and between AMC Entertainment Holdings, Inc. and Antara Capital LP (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on December 22, 2022).

***10.16

Employment Agreement, dated as of August 11, 2023, by and between Ellen Copaken and AMC Entertainment Holdings, Inc. (incorporated by reference from Exhibit 10.1 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 8, 2023).

*21	Subsidiaries of AMC Entertainment Holdings, Inc.

*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*32.1	Section 906 Certifications of Adam M. Aron (Chief Executive Officer) and Sean D. Goodman (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

*97.1	AMC Entertainment Holdings, Inc. Executive Compensation Clawback Policy, effective as of October 2, 2023.

**101.INS	Inline XBRL Instance Document

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

**104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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
Date: February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ADAM M. ARON	Chairman of the Board, Chief Executive Officer and President
Adam M. Aron	(principal executive officer)
February 28, 2024
/s/ ANTHONY J. SAICH
Anthony J. Saich	Director
February 28, 2024
/s/ DENISE CLARK
Denise Clark	Director
February 28, 2024
/s/ KATHLEEN M. PAWLUS
Kathleen M. Pawlus	Director
February 28, 2024
/s/ HOWARD KOCH, JR.
Howard Koch, Jr.	Director
February 28, 2024
/s/ PHILIP LADER
Philip Lader	Director
February 28, 2024
/s/ ADAM J. SUSSMAN
Adam J. Sussman	Director
February 28, 2024
/s/ GARY F. LOCKE
Gary F. Locke	Director
February 28, 2024
/s/ KERI PUTNAM
Keri Putnam	Director
February 28, 2024
/s/ SEAN D. GOODMAN	Executive Vice President, International Operations
Sean D. Goodman	Chief Financial Officer and Treasurer (principal financial officer)
February 28, 2024
/s/ CHRIS A. COX	Senior Vice President and Chief Accounting
Chris A. Cox	Officer (principal accounting officer)
February 28, 2024