Form 10-Q
period 2024-03-31
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2024-05-08
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

March 31,
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of shares outstanding as of May 8, 2024
Class A common stock	295,587,747

AMC ENTERTAINMENT HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
(In millions, except share and per share amounts)	March 31, 2024	March 31, 2023

	(unaudited)
Revenues
Admissions	$530.5	$534.1
Food and beverage	321.2	328.7
Other theatre	99.7	91.6
Total revenues	951.4	954.4
Operating costs and expenses
Film exhibition costs	239.3	246.2
Food and beverage costs	63.0	61.4
Operating expense, excluding depreciation and amortization below	393.8	383.2
Rent	224.5	205.7
General and administrative:
Merger, acquisition and other costs	(0.1)	0.2
Other, excluding depreciation and amortization below	57.7	72.3
Depreciation and amortization	81.6	93.6
Operating costs and expenses	1,059.8	1,062.6
Operating loss	(108.4)	(108.2)
Other expense, net:
Other expense (income)	(42.8)	37.8
Interest expense:
Corporate borrowings	91.0	90.7
Finance lease obligations	0.9	0.9
Non-cash NCM exhibitor services agreement	9.3	9.5
Investment income	(5.1)	(13.5)
Total other expense, net	53.3	125.4
Net loss before income taxes	(161.7)	(233.6)
Income tax provision	1.8	1.9
Net loss	$(163.5)	$(235.5)
Net loss per share:
Basic and diluted	$(0.62)	$(1.71)
Average shares outstanding:
Basic and diluted (in thousands)	263,411	137,395

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
(In millions)	March 31, 2024	March 31, 2023

	(unaudited)
Net loss	$(163.5)	$(235.5)
Other comprehensive loss:
Unrealized foreign currency translation adjustments	(35.8)	(7.2)
Pension adjustments:
Net loss (gain) arising during the period	0.4	(0.1)
Other comprehensive loss	(35.4)	(7.3)
Total comprehensive loss	$(198.9)	$(242.8)

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$624.2	$884.3
Restricted cash	36.5	27.1
Receivables, net	140.4	203.7
Other current assets	111.9	88.0
Total current assets	913.0	1,203.1
Property, net	1,504.3	1,560.4
Operating lease right-of-use assets, net	3,459.5	3,544.5
Intangible assets, net	145.8	146.7
Goodwill	2,322.1	2,358.7
Other long-term assets	194.0	195.8
Total assets	$8,538.7	$9,009.2
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$250.2	$320.5
Accrued expenses and other liabilities	319.5	350.8
Deferred revenues and income	394.2	421.8
Current maturities of corporate borrowings	25.0	25.1
Current maturities of finance lease liabilities	5.2	5.4
Current maturities of operating lease liabilities	508.9	508.8
Total current liabilities	1,503.0	1,632.4
Corporate borrowings	4,518.0	4,552.3
Finance lease liabilities	48.0	50.0
Operating lease liabilities	3,885.0	4,000.7
Exhibitor services agreement	481.1	486.6
Deferred tax liability, net	32.8	32.4
Other long-term liabilities	101.8	102.7
Total liabilities	10,569.7	10,857.1
Commitments and contingencies
Stockholders’ deficit:
AMC Entertainment Holdings, Inc.'s stockholders' deficit:
Preferred stock, $.01 par value per share, 50,000,000 shares authorized; no shares issued and outstanding as of March 31, 2024, and December 31, 2023	—	—
Class A common stock ($.01 par value, 550,000,000 shares authorized; 263,604,984 shares issued and outstanding as of March 31, 2024; 550,000,000 authorized; 260,574,392 shares issued and outstanding as of December 31, 2023)	2.6	2.6
Additional paid-in capital	6,237.7	6,221.9
Accumulated other comprehensive loss	(113.6)	(78.2)
Accumulated deficit	(8,157.7)	(7,994.2)
Total stockholders' deficit	(2,031.0)	(1,847.9)
Total liabilities and stockholders’ deficit	$8,538.7	$9,009.2

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In millions)	March 31, 2024	March 31, 2023

Cash flows from operating activities:	(unaudited)
Net loss	$(163.5)	$(235.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81.6	93.6
Gain on extinguishment of debt	(5.8)	(65.1)
Deferred income taxes	0.5	0.6
Unrealized loss on investments in Hycroft	1.0	4.6
Amortization of net premium on corporate borrowings to interest expense	(11.2)	(15.2)
Amortization of deferred financing costs to interest expense	2.5	2.3
Non-cash portion of stock-based compensation	4.3	25.9
Gain on disposition of Saudi Cinema Company	—	(15.5)
Equity in earnings from non-consolidated entities, net of distributions	(2.4)	(1.1)
Landlord contributions	4.6	6.4
Other non-cash rent benefit	(11.7)	(9.6)
Deferred rent	(16.4)	(38.6)
Net periodic benefit cost	0.7	0.4
Non-cash shareholder litigation expense	—	116.6
Change in assets and liabilities:
Receivables	58.8	67.0
Other assets	(23.7)	(28.5)
Accounts payable	(48.1)	(65.2)
Accrued expenses and other liabilities	(62.5)	(21.0)
Other, net	3.0	(12.0)
Net cash used in operating activities	(188.3)	(189.9)
Cash flows from investing activities:
Capital expenditures	(50.5)	(47.4)
Proceeds from disposition of Saudi Cinema Company	—	30.0
Proceeds from disposition of long-term assets	—	0.8
Other, net	0.5	—
Net cash used in investing activities	(50.0)	(16.6)
Cash flows from financing activities:
Repurchase of Senior Subordinated Notes due 2026	—	(1.7)
Repurchase of Second Lien Notes due 2026	—	(54.8)
Scheduled principal payments under Term Loan due 2026	(5.0)	(5.0)
Net (disbursements) proceeds from equity issuances	(0.5)	146.6
Principal payments under finance lease obligations	(1.2)	(1.6)
Cash used to pay for deferred financing costs	(0.1)	(1.5)
Taxes paid for restricted unit withholdings	(2.2)	(13.1)
Net cash (used in) provided by financing activities	(9.0)	68.9
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(3.4)	1.9
Net decrease in cash and cash equivalents and restricted cash	(250.7)	(135.7)
Cash and cash equivalents and restricted cash at beginning of period	911.4	654.4
Cash and cash equivalents and restricted cash at end of period	$660.7	$518.7
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$77.8	$77.3
Income taxes paid, net	$0.2	$2.1
Schedule of non-cash activities:
Construction payables at period end	$23.8	$26.8
Other third-party equity issuance costs payable	$0.1	$3.8

Extinguishment of Second Lien Notes due 2026 in exchange for share issuance	$19.9	$118.6

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

AMC Entertainment Holdings, Inc. (“Holdings”), through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. and its subsidiaries, (collectively with Holdings, unless the context otherwise requires, the “Company” or “AMC”), is principally involved in the theatrical exhibition business and owns, operates, or has interests in theatres located in the United States and Europe. The condensed consolidated financial statements include the accounts of Holdings and all subsidiaries and should be read in conjunction with the Company’s Annual Report on Form 10–K for the year ended December 31, 2023. All significant intercompany balances and transactions have been eliminated in consolidation. The Company manages its business under two reportable segments for its theatrical exhibition operations, U.S. markets and International markets.

The accompanying condensed consolidated balance sheet as of December 31, 2023, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10–Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, results for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reverse Stock Split. On August 24, 2023, the Company effectuated a reverse stock split at a ratio of one share of Class A common stock (“Common Stock”) for every ten shares of Common Stock. As a result of the reverse stock split, each share of Series A Convertible Participating Preferred Stock became convertible into ten shares of Common Stock, and by extension each AMC Preferred Equity Unit became equivalent to one-tenth (1/10th) of a share of Common Stock. The reverse stock split did not impact the number of AMC Preferred Equity Units outstanding. The Company concluded that this change in conversion ratio is analogous to a reverse stock split of the AMC Preferred Equity Units even though the reverse stock split did not have an effect on the number of AMC Preferred Equity Units outstanding.

Accordingly, all references made to share, per share, unit, per unit, or common share amounts in the accompanying condensed consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the reverse stock split. References made to AMC Preferred Equity Units have been retroactively adjusted to reflect the effect of the reverse stock split on their equivalent Common Stock shares. On August 25, 2023, all of the Company’s outstanding AMC Preferred Equity Units converted into shares of Common Stock.

Liquidity. The Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations and satisfy its obligations currently and through the next twelve months. As of March 31, 2024, the Company was subject to a minimum liquidity requirement of $100.0 million as a condition to the financial covenant suspension period under the Credit Agreement. As of April 19, 2024, and in anticipation of the maturity of the Senior Secured Revolving Credit Facility, the Company voluntarily terminated the commitments under the Senior Secured Revolving Credit Facility in full and paid off any remaining obligations with respect to the Senior Secured Revolving Credit Facility. The financial covenants and related covenant suspension conditions are no longer in effect pursuant to the terms of the Credit Agreement. The termination of the Senior Secured Revolving Credit Facility does not otherwise affect the senior secured term loan facility under the Credit Agreement. The Company currently does not expect to replace the Senior Secured Revolving Credit Facility. As of March 31, 2024, the Company had $9.2 million of letters of credit outstanding under the Senior Secured Revolving Credit Facility. The Company has entered into a new letter of credit facility in order to continue to provide letters of credit in the ordinary course of business following the termination of the Senior Secured Revolving Credit Facility.

The Company’s cash burn rates are not sustainable long-term. In order to achieve sustainable net positive operating cash flows and long-term profitability, the Company believes that operating revenues will need to increase to levels in line with pre-COVID-19 operating revenues. North American box office grosses were down approximately 32% for the three months ended March 31, 2024, compared to the three months ended March 31, 2019. Until such time as the Company is able to achieve sustainable net positive operating cash flow, it is difficult to estimate the Company’s future cash burn rates and liquidity requirements. Depending on the Company’s assumptions regarding the timing and ability to achieve increased levels of operating revenue, the estimates of amounts of required liquidity vary significantly.

There can be no assurance that the operating revenues, attendance levels, and other assumptions used to estimate the Company’s liquidity requirements and future cash burn rates will be correct, and the ability to be predictive is uncertain due to limited ability to predict studio film release dates, the overall production and theatrical release levels, and success of individual titles. Additionally, the effects of labor stoppages, including but not limited to the Writers Guild of America strike and the Screen Actors Guild – American Federation of Television and Radio Artists strike that occurred during 2023 cannot be reasonably estimated and have had, and are expected to continue to have, a negative impact in 2024 on the film slate for exhibition, the Company’s future liquidity and cash burn rates. Further, there can be no assurances that the Company will be successful in generating the additional liquidity necessary to meet the Company’s obligations beyond twelve months from the issuance of these financial statements on terms acceptable to the Company or at all.

The Company expects, from time to time, to continue to seek to retire or purchase its outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as it may determine, and will depend on prevailing market conditions, its liquidity requirements, contractual restrictions and other factors. The amounts involved may be material and to the extent equity is used, dilutive.

During the three months ended March 31, 2024, the Company executed a debt for equity exchange transaction. This transaction was treated as an early extinguishment of the debt. In accordance with ASC 470-50-40-3 the reacquisition price of the extinguished debt was determined to be the fair value of the Common Stock exchanged. The below table summarizes the debt for equity exchange. See Note 6—Corporate Borrowings and Finance Lease Liabilities and Note 7—Stockholders’ Deficit.

		Shares of
	Aggregate Principal	Common Stock	Gain on	Accrued Interest
(In millions, except for share data)	Exchanged	Exchanged	Extinguishment	Exchanged
Second Lien Notes due 2026	$17.5	2,541,250	$5.8	$0.1

Cash and Cash Equivalents. As of March 31, 2024, cash and cash equivalents for the U.S. markets and International markets were $511.0 million and $113.2 million respectively, and as of December 31, 2023, cash and cash equivalents were $752.3 million and $132.0 million, respectively.

Restricted Cash. Restricted cash includes cash held in the Company’s bank accounts as a guarantee for certain landlords and cash collateralized letters of credit relating to the Company’s insurance and utilities programs. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the total of the amounts in the condensed consolidated statements of cash flows.

	As of
(In millions)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$624.2	$884.3
Restricted cash	36.5	27.1
Total cash and cash equivalents and restricted cash in the statement of cash flows	$660.7	$911.4

As of March 31, 2024, restricted cash for the U.S. markets and International markets were $10.1 million and $26.4 million, respectively. As of December 31, 2023, restricted cash for the U.S. markets and International markets were $0 and $27.1 million, respectively.

Accumulated Other Comprehensive Loss. The following table presents the change in accumulated other comprehensive loss by component:

	Foreign
(In millions)	Currency	Pension Benefits	Total
Balance December 31, 2023	$(77.7)	$(0.5)	$(78.2)
Other comprehensive loss	(35.8)	0.4	(35.4)
Balance March 31, 2024	$(113.5)	$(0.1)	$(113.6)

Accumulated Depreciation and Amortization. Accumulated depreciation was $3,152.4 million and $3,109.8 million as of March 31, 2024, and December 31, 2023, respectively, related to property. Accumulated amortization of intangible assets was $7.5 million and $7.3 million as of March 31, 2024, and December 31, 2023, respectively.

Other Expense (Income). The following table sets forth the components of other expense (income):

	Three Months Ended
(In millions)	March 31, 2024	March 31, 2023
Foreign currency transaction (gains) losses	$3.2	(8.7)
Non-operating components of net periodic benefit cost	0.7	0.4
Gain on extinguishment - Senior Subordinated Notes due 2026	—	(2.3)
Gain on extinguishment - Second Lien Notes due 2026	(5.8)	(62.8)
Equity in earnings of non-consolidated entities	(3.7)	(1.4)
Derivative stockholder settlement	—	(14.0)
Shareholder litigation	—	126.6
Vendor dispute settlement	(36.2)	—
Other settlement proceeds	(1.0)	—
Total other expense (income)	$(42.8)	$37.8

NOTE 2—LEASES

The Company leases theatres and equipment under operating and finance leases. The Company typically does not believe that exercise of the renewal options is reasonably certain at the lease commencement and, therefore, considers the initial base term as the lease term. Lease terms vary but generally the leases provide for fixed and escalating rentals, contingent escalating rentals based on the Consumer Price Index or other indexes not to exceed certain specified amounts and variable rentals based on a percentage of revenues. The Company often receives contributions from landlords for renovations at existing locations. The Company records the amounts received from landlords as an adjustment to the right-of-use asset and amortizes the balance as a reduction to rent expense over the base term of the lease agreement. Equipment leases primarily consist of sight and sound and food and beverage equipment.

The following table reflects the lease costs for the periods presented:

		Three Months Ended
		March 31,	March 31,
(In millions)	Consolidated Statements of Operations	2024	2023
Operating lease cost
Theatre properties	Rent	$197.7	$184.2
Theatre properties	Operating expense	0.2	0.3
Equipment	Operating expense	6.7	3.1
Office and other	General and administrative: other	1.3	1.3
Finance lease cost
Amortization of finance lease assets	Depreciation and amortization	0.5	0.5
Interest expense on lease liabilities	Finance lease obligations	0.9	0.9
Variable lease cost
Theatre properties	Rent	26.8	21.5
Equipment	Operating expense	13.4	13.3
Total lease cost		$247.5	$225.1

Cash flow and supplemental information is presented below:

	Three Months Ended
	March 31,	March 31,
(In millions)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$(0.9)	$(0.8)
Operating cash flows used in operating leases	(234.4)	(242.8)
Financing cash flows used in finance leases	(1.2)	(1.6)

Landlord contributions:
Operating cashflows provided by operating leases	4.6	6.4
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	32.8	16.0
(1)	Includes lease extensions and option exercises.

The following table represents the weighted-average remaining lease term and discount rate as of March 31, 2024:

	Weighted Average	Weighted Average
	Remaining	Discount
Lease Term and Discount Rate	Lease Term (years)	Rate
Operating leases	8.6	10.6%
Finance leases	13.2	6.4%

Minimum annual payments and the net present value thereof as of March 31, 2024, are as follows:

	Operating Lease	Finance Lease
(In millions)	Payments	Payments
Nine months ending December 31, 2024	$686.9	$6.2
2025	889.4	7.6
2026	826.4	7.5
2027	761.6	7.5
2028	675.8	7.1
2029	575.9	7.1
Thereafter	2,219.9	38.4
Total lease payments	6,635.9	81.4
Less imputed interest	(2,242.0)	(28.2)
Total operating and finance lease liabilities, respectively	$4,393.9	$53.2

As of March 31, 2024, the Company had signed additional operating lease agreements for two theatres that have not yet commenced. These leases have terms ranging from 15 to 20 years and total lease payments of approximately $59.5 million. The timing of the lease commencement is dependent on the landlord providing the Company with control and access to the related facility.

During the three months ended March 31, 2023, the Company received a $13.0 million buyout incentive from a landlord which provided the landlord the right to terminate the lease of one theatre. The incentive was treated as a reduction to rent expense in the Company’s condensed consolidated statement of operations.

NOTE 3—REVENUE RECOGNITION

Disaggregation of Revenue. Revenue is disaggregated in the following tables by major revenue types and by timing of revenue recognition:

	Three Months Ended
(In millions)	March 31, 2024	March 31, 2023
Major revenue types
Admissions	$530.5	$534.1
Food and beverage	321.2	328.7
Other theatre:
Screen advertising	30.3	30.9
Other	69.4	60.7
Other theatre	99.7	91.6
Total revenues	$951.4	$954.4

	Three Months Ended
(In millions)	March 31, 2024	March 31, 2023
Timing of revenue recognition
Products and services transferred at a point in time	$858.5	$871.8
Products and services transferred over time (1)	92.9	82.6
Total revenues	$951.4	$954.4
(1)	Amounts primarily include subscription and advertising revenues.

The following tables provide the balances of receivables, net and deferred revenues and income as of March 31, 2024, and December 31, 2023:

(In millions)	March 31, 2024	December 31, 2023
Current assets
Receivables related to contracts with customers	$72.0	$113.5
Miscellaneous receivables	68.4	90.2
Receivables, net	$140.4	$203.7

(In millions)	March 31, 2024	December 31, 2023
Current liabilities
Deferred revenues related to contracts with customers	$388.0	$415.3
Miscellaneous deferred income	6.2	6.5
Deferred revenues and income	$394.2	$421.8

The significant changes in contract liabilities with customers included in deferred revenues and income are as follows:

Deferred Revenues
Related to Contracts
(In millions)	with Customers
Balance December 31, 2023	$415.3
Cash received in advance (1)	66.3
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	4.5
Food and beverage (2)	7.2
Other theatre (2)	(0.5)
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(61.2)
Food and beverage (3)	(19.0)
Other theatre (4)	(22.3)
Foreign currency translation adjustment	(2.3)
Balance March 31, 2024	$388.0

(1)	Includes movie tickets, food and beverage, gift cards, exchange tickets, subscription membership fees, and other loyalty membership fees.

(2)	Amount of rewards accumulated, net of expirations, that are attributed to loyalty programs.

(3)	Amount of rewards redeemed that are attributed to gift cards, exchange tickets, movie tickets, and loyalty programs.

(4)	Amounts relate to income from non-redeemed or partially redeemed gift cards, non-redeemed exchange tickets, subscription membership fees, and loyalty program membership fees.

The significant changes to contract liabilities included in the exhibitor services agreement in the condensed consolidated balance sheets, are as follows:

Exhibitor Services
(In millions)	Agreement (1)
Balance December 31, 2023	$486.6
Reclassification of the beginning balance to other theatre revenue, as the result of performance obligations satisfied	(5.5)
Balance March 31, 2024	$481.1
(1)	Represents the carrying amount of the National CineMedia, LLC (“NCM”) common units that were previously received under the annual Common Unit Adjustment (“CUA”) and subsequent adjustments related to the NCM bankruptcy, as discussed in greater detail below. The deferred revenues are being amortized to other theatre revenues over the remainder of the 30-year term of the Exhibitor Service Agreement (“ESA”) ending in February 2037.

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

Gift Cards and Exchange Tickets. The total amount of non-redeemed gift cards and exchange tickets included in deferred revenues and income in the condensed consolidated balance sheet as of March 31, 2024 was $299.4 million. This will be recognized as revenues as the gift cards and exchange tickets are redeemed or as the non-redeemed gift card and exchange ticket revenues are recognized in proportion to the pattern of actual redemptions, which is estimated to occur over the next 24 months.

Loyalty Programs. As of March 31, 2024, the amount of deferred revenues allocated to the loyalty programs included in deferred revenues and income in the condensed consolidated balance sheet was $73.3 million. The earned points will be recognized as revenue as the points are redeemed, which is estimated to occur over the next 24 months. Subscription membership fees and loyalty membership fees are recognized ratably over their respective membership periods.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 4—GOODWILL

The following table summarizes the changes in goodwill by reporting unit for the three months ended March 31, 2024:

	U.S. Markets			International Markets			Consolidated Goodwill
(In millions)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Balance December 31, 2023	$3,072.6	$(1,276.1)	$1,796.5	$1,589.5	$(1,027.3)	$562.2	$4,662.1	$(2,303.4)	$2,358.7
Currency translation adjustment	—	—	—	(45.4)	8.8	(36.6)	(45.4)	8.8	(36.6)
Balance March 31, 2024	$3,072.6	$(1,276.1)	$1,796.5	$1,544.1	$(1,018.5)	$525.6	$4,616.7	$(2,294.6)	$2,322.1

NOTE 5—INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50.0% voting control, and are recorded in the condensed consolidated balance sheets in other long-term assets. On December 30, 2022, the Company entered into an agreement to sell its 10.0% investment in Saudi Cinema Company, LLC for SAR 112.5 million ($30.0 million), and on January 24, 2023, the Saudi Ministry of Commerce recorded the sale of equity and the Company received the proceeds on January 25, 2023. The Company recorded a gain on the sale of $15.5 million in investment income during the three months ended March 31, 2023. Investments in non-consolidated affiliates as of March 31, 2024 include interests in Digital Cinema Distribution Coalition, LLC of 14.6%, AC JV, LLC (“AC JV”), owner of Fathom Events, of 32.0%, SV Holdco LLC, owner of Screenvision, of 18.4%, Digital Cinema Media Ltd. (“DCM”) of 50.0%, Handelsbolaget Svenska Bio Lidingo of 50.0%, Bergen Kino AS for 49.0%, Odeon Kino Stavanger/Sandnes AS of 49.0%, Capa Kinoreklame AS (“Capa”) of 50.0% and Vasteras Biografer (“Vasteras”) of 50.0%. The Company also has partnership interests in four U.S. motion picture theatres and approximately 50.0% interests in 62 theatres in Europe. Indebtedness held by equity method investees is non-recourse to the Company. During the three months ended March 31, 2024 and March 31, 2023, the Company recorded equity in earnings of non-consolidated entities of $(3.7) million and $(1.4) million, respectively.

Related Party Transactions

The Company recorded the following related party transactions with equity method investees:

	As of	As of
(In millions)	March 31, 2024	December 31, 2023
Due from DCM for on-screen advertising revenue	$1.4	$3.3
Loan receivable from DCM	0.6	0.6
Due to AC JV for Fathom Events programming	(2.9)	(2.3)
Loan receivable from Vasteras	1.0	1.0
Due from Capa for on-screen advertising revenue	—	1.4
Due to Vasteras	(1.0)	(0.9)
Due to U.S. theatre partnerships	(0.6)	(0.6)

		Three Months Ended
(In millions)	Consolidated Statements of Operations	March 31, 2024	March 31, 2023
DCM screen advertising revenues	Other revenues	$3.3	$3.5
DCDC content delivery services	Operating expense	0.3	0.3
Gross exhibition cost on AC JV Fathom Events programming	Film exhibition costs	7.2	3.0
Screenvision screen advertising revenues	Other revenues	1.3	1.5

Investment in Hycroft

The Company holds 2.4 million units of Hycroft Mining Holding Corporation (NASDAQ: HYMC) (“Hycroft”), with each unit consisting of one common share of Hycroft and one common share purchase warrant. Each warrant is exercisable for one common share of Hycroft at a price of $10.68 per share over a 5-year term through March 2027. The preceding amounts have been adjusted for the one-for-ten reverse stock split Hycroft effectuated on November 15, 2023.

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

During the three months ended March 31, 2024 and March 31, 2023, the Company recorded unrealized loss in investment income of $1.0 million and $4.6 million, respectively. See Note 9—Fair Value Measurements for fair value information and the asset value for investments in Hycroft measured under the fair value option as well as the total asset value for other equity method investments.

NOTE 6—CORPORATE BORROWINGS AND FINANCE LEASE LIABILITIES

A summary of the carrying value of corporate borrowings and finance lease liabilities is as follows:

(In millions)	March 31, 2024	December 31, 2023
First Lien Secured Debt:
Senior Secured Credit Facility-Term Loan due 2026 (8.435% as of March 31, 2024 and 8.474% as of December 31, 2023)	$1,900.0	$1,905.0
12.75% Odeon Senior Secured Notes due 2027	400.0	400.0
7.5% First Lien Notes due 2029	950.0	950.0
Second Lien Secured Debt:
10%/12% Cash/PIK Toggle Second Lien Subordinated Notes due 2026	951.4	968.9
Subordinated Debt:
6.375% Senior Subordinated Notes due 2024 (£4.0 million par value as of March 31, 2024)	5.0	5.1
5.75% Senior Subordinated Notes due 2025	98.3	98.3
5.875% Senior Subordinated Notes due 2026	51.5	51.5
6.125% Senior Subordinated Notes due 2027	125.5	125.5
Total principal amount of corporate borrowings	$4,481.7	$4,504.3
Finance lease liabilities	53.2	55.4
Deferred financing costs	(29.3)	(31.1)
Net premium (1)	90.6	104.2
Total carrying value of corporate borrowings and finance lease liabilities	$4,596.2	$4,632.8
Less:
Current maturities of corporate borrowings	(25.0)	(25.1)
Current maturities of finance lease liabilities	(5.2)	(5.4)
Total noncurrent carrying value of corporate borrowings and finance lease liabilities	$4,566.0	$4,602.3
(1)	The following table provides the net premium (discount) amounts of corporate borrowings:

	March 31,	December 31,
(In millions)	2024	2023
10%/12% Cash/PIK Toggle Second Lien Subordinated Notes due 2026	$118.7	$133.9
Senior Secured Credit Facility-Term Loan due 2026	(2.9)	(3.3)
12.75% Odeon Senior Secured Notes due 2027	(25.2)	(26.4)
Net premium	$90.6	$104.2

The following table provides the principal payments required and maturities of corporate borrowing as of March 31, 2024:

Principal
Amount of
Corporate
(In millions)	Borrowings
Nine months ended December 31, 2024	$20.0
2025	118.3
2026	2,867.9
2027	525.5
2028	—
2029	950.0
Total	$4,481.7

Debt Repurchases and Exchanges

During the three months ended March 31, 2024, the Company executed a debt for equity exchange transaction. This transaction was treated as an early extinguishment of debt. In accordance with ASC 470-50-40-3, the reacquisition price of the extinguished debt was determined to be the fair value of the Common Stock exchanged. The below table summarizes the debt for equity exchange.

		Shares of
	Aggregate Principal	Common Stock	Gain on	Accrued Interest
(In millions, except for share data)	Exchanged	Exchanged	Extinguishment	Exchanged
Second Lien Notes due 2026	$17.5	2,541,250	$5.8	$0.1

The below table summarizes the cash debt repurchase transactions during the three months ended March 31, 2023, including related party transactions with Antara:

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

See Note 7—Stockholders’ Deficit for discussion of the $100.0 million aggregate principal amount of Second Lien Notes due 2026 repurchased from Antara in exchange for 9,102,619 AMC Preferred Equity Units not included in the table above.

Financial Covenants

As of March 31, 2024, the Company was subject to a minimum liquidity requirement of $100.0 million as a condition to the financial covenant suspension period under the Credit Agreement. As of April 19, 2024, and in anticipation of the maturity of the Senior Secured Revolving Credit Facility, the Company voluntarily terminated the commitments under the Senior Secured Revolving Credit Facility in full and paid off any remaining obligations with respect to the Senior Secured Revolving Credit Facility. The financial covenants and related covenant suspension conditions are no longer in effect pursuant to the terms of the Credit Agreement. The termination of the Senior Secured Revolving Credit Facility does not otherwise affect the senior secured term loan facility under the Credit Agreement. The Company currently does not expect to replace the Senior Secured Revolving Credit Facility.

NOTE 7—STOCKHOLDERS’ DEFICIT

Reverse Stock Split

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

Accordingly, all references made to share, per share, unit, per unit, or common share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effect of the reverse stock split. References made to AMC Preferred Equity Units have been retroactively adjusted to reflect the effect of the reverse stock split on their equivalent Common Stock shares. On August 25, 2023, all of the Company’s outstanding AMC Preferred Equity Units converted into shares of Common Stock.

Share Issuances

During the three months ended March 31, 2023, the Company raised gross proceeds of approximately $80.3 million and paid fees to a sales agent and incurred other third-party issuance costs of approximately $2.0 million and $7.8 million, respectively, through its at-the-market offering of approximately 4.9 million shares of its AMC Preferred Equity Units. The Company paid $6.8 million of other third-party issuance costs during the three months ended March 31, 2023.

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

AMC Preferred Equity Units

Each AMC Preferred Equity Unit was a depositary share and represented an interest in a share of Series A Convertible Participating Preferred Stock evidenced by a depositary receipt pursuant to a deposit agreement. Each AMC Preferred Equity Unit was designed to have the same economic and voting rights as a share of Common Stock. On August 25, 2023, all outstanding AMC Preferred Equity Units were converted to Common Stock. As of March 31, 2024, the Company has 50,000,000 authorized shares of preferred stock available for issuance.

Stock-Based Compensation

The following table presents the stock-based compensation expense recorded within general and administrative: other:

	Three Months Ended
	March 31,	March 31,
(In millions)	2024	2023
Equity classified awards:
Special awards expense	$2.1	$20.2
Board of director stock award expense	—	0.9
Restricted stock unit expense	2.1	3.0
Performance stock unit expense	0.1	1.7
Total equity classified awards:	4.3	25.8
Liability classified awards:
Restricted and performance stock unit expense	—	0.1
Total liability classified awards:	—	0.1
Total stock-based compensation expense	$4.3	$25.9

As of March 31, 2024, the estimated remaining unrecognized compensation cost related to stock-based compensation grants was approximately $10.9 million, which reflects assumptions related to attainment of performance targets based on the scales as described below. The weighted average period over which this remaining compensation expense is expected to be recognized is approximately 1.1 years.

Special Awards

On February 22, 2024, the compensation committee of AMC’s Board of Directors (“Compensation Committee”) approved modification of the performance goals applicable to all 2023 Tranche Year PSU awards. This was accounted for as a modification to the 2023 Tranche Year PSU awards which lowered the Adjusted EBITDA and free cash flow performance targets such that 200% vesting was achieved for both targets. This modification resulted in the immediate additional vesting of 478,055 2023 Trance Year PSUs (21,829 cash settled units and 456,226 equity settled units). This was treated as a Type 3 modification (improbable-to-probable) which required the Company to recognize additional stock compensation expense based on the modification date fair values of the incremental PSUs. During the three months ended March 31, 2024, the Company recognized $2.1 million of stock compensation expense related to these awards.

On February 23, 2023, the Compensation Committee approved special awards in lieu of vesting of the 2022 Tranche Year PSU awards. The special awards were accounted for as modification to the 2022 Tranche Year PSU awards which lowered the Adjusted EBITDA and free cash flow performance targets such that 200% vesting was achieved for both targets. This modification resulted in the immediate additional vesting of 238,959 Common Stock PSUs and 238,959 AMC Preferred Equity Unit PSUs. This was treated as a Type 3 modification (improbable-to-probable) which requires the Company to recognize additional stock compensation expense based on the modification date fair values of the Common Stock PSUs and AMC Preferred Equity Units PSUs of $14.9 million and $5.3 million, respectively. During the three months ended March 31, 2023, the Company recognized $20.2 million of stock compensation expense related to these awards.

Awards Granted in 2024

Performance Stock Unit Awards: In 2023 and 2022 the Compensation Committee awarded PSUs to certain members of management and executive officers, with the PSUs divided into three separate year tranches, with each tranche allocated to a fiscal year with the performance period (“Tranche Year”). The PSUs within each Tranche Year are further divided between two performance targets: the Adjusted EBITDA performance target and the free cash flow performance target. The PSUs will vest if 80% to 120% of the performance targets are attained, with the corresponding vested unit amount ranging from 50% to 200% of the PSUs awarded. No PSUs will vest for each Tranche Year if the Company does not achieve 80% of the Tranche Year’s Adjusted EBITDA or free cash flow targets.

The Compensation Committee establishes the annual performance targets at the beginning of each year. Therefore, the grant date (and fair value measurement date) for each Tranche Year is the date at the beginning of each year when a mutual understanding of the key terms and conditions are reached per ASC 718, Compensation – Stock compensation.

The equity classified 2023 PSU award grant date fair value for the 2024 Tranche Year award of 105,357 units was $0.5 million and the equity classified 2022 PSU award grant date fair value for the 2024 Tranche Year award of 44,081 units was $0.2 million, measured using performance targets at 100%.

Liability Classified Awards

Certain PSUs are expected to be settled in cash and accordingly have been classified as liabilities within accrued expenses and other liabilities in the condensed consolidated balance sheets. The liability classified 2023 and 2022 PSU awards for the 2024 Tranche Year were also granted when the annual performance targets were set. The vesting requirements and vesting periods are identical to the equity classified awards described above. The Company recognizes expenses related to these awards based on the fair value of the Common Stock shares, giving effect to the portion of services rendered during the requisite services period.

As of March 31, 2024, there were 58,101 nonvested underlying Common Stock RSUs and PSUs related to awards classified as liabilities. There are 43,524 nonvested underlying Common Stock RSUs and PSUs (2024 Tranche Year) that are currently classified as liabilities and 14,577 nonvested underlying Common Stock PSUs (2025 Tranche Year) which have not been granted for accounting purposes as the performance targets for the 2025 PSU Tranche Years have yet to be established.

The following table represents the equity classified nonvested RSU and PSU activity for the three months ended March 31, 2024:

		Weighted
		Average
	Common Stock	Grant Date
	RSUs and PSUs (3)	Fair Value
Nonvested at January 1, 2024	747,423	$44.35
Granted (1)	149,481	4.42
Granted - Special Award	456,226	4.42
Vested	(246,982)	43.84
Vested - Special Award	(242,360)	4.42
Forfeited	(1,089)	40.32
Cancelled (2)	(228,015)	43.86
Cancelled - Special Award (2)	(213,866)	4.42
Nonvested at March 31, 2024	420,818	$30.77
Tranche Year 2025 awarded under the 2023 PSU award with grant date fair values to be determined in year 2025	105,099
Total Nonvested at March 31, 2024	525,917
(1)	The number of PSU shares granted under the Tranche Year 2024 assumes the Company will attain a performance target at 100% for the Adjusted EBITDA target and 100% for the free cash flow target.
(2)	Represents vested RSUs and PSUs surrendered in lieu of taxes. As a result, the Company paid taxes for restricted unit withholdings of approximately $2.2 million during the three months ended March 31, 2024.
(3)	Includes AMC Preferred Equity Unit RSUs and PSUs that were converted to Common Stock RSUs and PSUs.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2024

				Accumulated
	Class A Voting		Additional	Other		Total AMC
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
(In millions, except share and per share data)	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances December 31, 2023	260,574,392	$2.6	$6,221.9	$(78.2)	$(7,994.2)	$(1,847.9)
Net loss	—	—	—	—	(163.5)	(163.5)
Other comprehensive loss	—	—	—	(35.4)	—	(35.4)
Debt for equity exchange	2,541,250	—	14.2	—	—	14.2
Taxes paid for restricted unit withholdings	—	—	(2.2)	—	—	(2.2)
Share issuance costs	—	—	(0.5)	—	—	(0.5)
Stock-based compensation (1)	489,342	—	4.3	—	—	4.3
Balances March 31, 2024	263,604,984	$2.6	$6,237.7	$(113.6)	$(8,157.7)	$(2,031.0)
(1)	Vested Common Stock RSUs and PSUs.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2023

			Preferred Stock
			Series A Convertible				Accumulated
	Class A		Participating	Depositary Shares of		Additional	Other		Total AMC
	Common Stock		Preferred Stock	AMC Preferred		Paid-in	Comprehensive	Accumulated	Stockholders’
(In millions, except share and per share data)	Shares (3)	Amount	Shares	Equity Units (3)	Amount	Capital	Loss	Deficit	Deficit
Balances December 31, 2022	51,683,892	$0.5	7,245,872	72,458,706	$0.1	$5,049.8	$(77.3)	$(7,597.6)	$(2,624.5)
Net loss	—	—	—	—	—	—	—	(235.5)	(235.5)
Other comprehensive loss	—	—	—	—	—	—	(7.3)	—	(7.3)
Share Issuance	—	—	492,880	4,928,800	—	70.5	—	—	70.5
Antara Forward Purchase Agreement (2)	—	—	1,976,213	19,762,130	—	193.7	—	—	193.7
Taxes paid for restricted unit withholdings	—	—	—	—	—	(13.1)	—	—	(13.1)
Stock-based compensation (1)	235,346	—	26,944	269,444	—	25.9	—	—	25.9
Balances March 31, 2023	51,919,238	$0.5	9,741,909	97,419,080	$0.1	$5,326.8	$(84.6)	$(7,833.1)	$(2,590.3)
(1)	Includes 8,555 Common Stock shares and 15,370 AMC Preferred Equity Units awarded to the Board of Directors, 226,791 vested Common Stock RSUs and PSUs, and 254,074 vested AMC Preferred Equity Units RSUs and PSUs.
(2)	Includes $75.1 million of cash proceeds and $118.6 million carrying value of the debt exchanged for AMC Preferred Equity Units.
(3)	Share counts have been retroactively adjusted to reflect the effect of the reverse stock split.

NOTE 8—INCOME TAXES

The Company’s worldwide effective income tax rate is based on actual income (loss), statutory rates, valuation allowances against deferred tax assets and tax planning opportunities available in the various jurisdictions in which it operates. The Company is using a discrete income tax calculation for the three months ended March 31, 2024, due to the lingering effects of the COVID-19 pandemic and recent labor stoppages on the industry. Historically, for interim financial reporting, the Company estimated the worldwide annual income tax rate based on projected taxable income (loss) for the full year and recorded a quarterly income tax provision or benefit in accordance with the anticipated annual rate, adjusted for discrete items, if any. The Company will return to the historic approach of computing quarterly tax expense based on an annual effective rate in the future interim period when more reliable estimates of annual income become available. The Company recognizes income tax-related interest expense and penalties as income tax expense and general and administrative expense, respectively.

The Organization for Economic Co-operation and Development (“OECD”) has issued model rules, which generally provide for a jurisdictional minimum effective tax rate of 15.0%. Various countries have or are in the process of enacting legislation intended to implement the principles effective January 1, 2024. The Company’s adoption of the OECD's global tax reform is not expected to have a material impact on its 2024 income tax expense.

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

The effective tax rate for the three months ended March 31, 2024, reflects the impact of these valuation allowances against U.S. and international deferred tax assets generated during the period. The actual effective rate for the three months ended March 31, 2024, was (1.1)%. The Company’s consolidated tax rate for the three months ended March 31, 2024, differs from the U.S. statutory tax rate primarily due to the valuation allowances in U.S. and foreign jurisdictions, foreign tax rate differences, federal and state tax credits, permanent differences and other discrete items.

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

Recurring Fair Value Measurements. The following table summarizes the fair value hierarchy of the Company’s financial assets carried at fair value on a recurring basis as of March 31, 2024:

		Fair Value Measurements at March 31, 2024 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	March 31, 2024	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Investment in Hycroft warrants	$2.8	$—	$—	$2.8
Marketable equity securities:
Investment in Hycroft	5.2	5.2	—	—
Total assets at fair value	$8.0	$5.2	$—	$2.8

Other Fair Value Measurement Disclosures. The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at March 31, 2024 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	March 31, 2024	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$25.0	$—	$21.6	$—
Corporate borrowings	4,518.0	—	3,510.8	—

Valuation Technique. Quoted market prices and observable market-based inputs were used to estimate fair value for Level 2 inputs. The Company valued these notes at principal value less an estimated discount reflecting a market yield to maturity. See Note 6—Corporate Borrowings and Finance Lease Liabilities for further information.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

NOTE 10—OPERATING SEGMENTS

The Company reports information about operating segments in accordance with ASC 280-10, Segment Reporting, which requires financial information to be reported based on the way management organizes segments within a company for making operating decisions and evaluating performance. The Company has identified two reportable segments and reporting units for its theatrical exhibition operations, U.S. markets and International markets. The International markets reportable segment has operations in or partial interest in theatres in the United Kingdom, Germany, Spain, Italy, Ireland, Portugal, Sweden, Finland, Norway, and Denmark. The Company sold its interest in Saudi Arabia in January 2023. See Note 5—Investments for further information. Each segment’s revenue is derived from admissions, food and beverage sales and other ancillary revenues, primarily screen advertising, loyalty membership fees, ticket sales, gift card income and exchange ticket income. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company does not report asset information by segment because that information is not used to evaluate the performance of or allocate resources between segments.

Below is a breakdown of select financial information by reportable operating segment:

	Three Months Ended
Revenues (In millions)	March 31, 2024	March 31, 2023
U.S. markets	$689.1	$704.5
International markets	262.3	249.9
Total revenues	$951.4	$954.4

	Three Months Ended
Adjusted EBITDA (In millions)	March 31, 2024	March 31, 2023
U.S. markets	$(27.6)	$10.9
International markets	(4.0)	(3.8)
Total Adjusted EBITDA (1)	$(31.6)	$7.1
(1)	The Company presents Adjusted EBITDA as a supplemental measure of its performance. The Company defines Adjusted EBITDA as net earnings (loss) plus (i) income tax provision (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of the Company’s ongoing operating performance and to include attributable EBITDA from equity investments in theatre operations in International markets and any cash distributions of earnings from its other equity method investees. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, which is broadly consistent with how Adjusted EBITDA is defined in the Company’s debt indentures.

	Three Months Ended
Capital Expenditures (In millions)	March 31, 2024	March 31, 2023
U.S. markets	$31.7	$34.6
International markets	18.8	12.8
Total capital expenditures	$50.5	$47.4

	As of	As of
Long-term assets, net (In millions)	March 31, 2024	December 31, 2023
U.S. markets	$5,712.3	$5,795.6
International markets	1,913.4	2,010.5
Total long-term assets (1)	$7,625.7	$7,806.1
(1)	Long-term assets are comprised of property, net, operating lease right-of-use assets, intangible assets, goodwill, deferred tax assets, net and other long-term assets.

The following table sets forth a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended
(In millions)	March 31, 2024	March 31, 2023
Net loss	$(163.5)	$(235.5)
Plus:
Income tax provision (1)	1.8	1.9
Interest expense	101.2	101.1
Depreciation and amortization	81.6	93.6
Certain operating expense (2)	0.5	1.1
Equity in earnings of non-consolidated entities	(3.7)	(1.4)
Cash distributions from non-consolidated entities (3)	1.3	—
Attributable EBITDA (4)	0.6	0.5
Investment income (5)	(5.1)	(13.5)
Other expense (income) (6)	(38.8)	42.8
Other non-cash rent benefit (7)	(11.7)	(9.6)
General and administrative — unallocated:
Merger, acquisition and other costs (8)	(0.1)	0.2
Stock-based compensation expense (9)	4.3	25.9
Adjusted EBITDA	$(31.6)	$7.1
(1)	For information regarding the income tax provision, see Note 8—Income Taxes.
(2)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens, including the related accretion of interest, disposition of assets and other non-operating gains or losses included in operating expenses. The Company has excluded these items as they are non-cash in nature or are non-operating in nature.
(3)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. The Company believes including cash distributions is an appropriate reflection of the contribution of these investments to the Company’s operations.
(4)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of the Company’s equity in loss of non-consolidated entities to attributable EBITDA. Because these equity investments in theatre operators are in regions where the Company holds a significant market share, the Company believes attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. The Company also provides services to these theatre operators including information technology systems, certain on-screen advertising services and the Company’s gift card and package ticket program.

	Three Months Ended
(In millions)	March 31, 2024	March 31, 2023
Equity in (earnings) of non-consolidated entities	$(3.7)	$(1.4)
Less:
Equity in (earnings) of non-consolidated entities excluding International theatre joint ventures	(3.5)	(1.1)
Equity in earnings of International theatre joint ventures	0.2	0.3
Income tax benefit	—	(0.1)
Investment expense	0.1	0.1
Depreciation and amortization	0.3	0.2
Attributable EBITDA	$0.6	$0.5

(5)	Investment expense (income) during the three months ended March 31, 2024, primarily includes deterioration in estimated fair value of the Company’s investment in common shares of Hycroft of $0.5 million, deterioration in estimated fair value of the Company’s investment in warrants to purchase common shares of Hycroft of $0.5 million and interest income of $(6.1) million.

Investment expense (income) during the three months ended March 31, 2023 included deterioration in estimated fair value of the Company’s investment in common shares of Hycroft of $2.3 million, deterioration in estimated fair value of the Company's investment in warrants to purchase common shares of Hycroft of $2.3 million, and a $(15.5) million gain on the sale of the Company’s investment in Saudi Cinema Company, LLC, and interest income of $(2.3) million.

(6)	Other expense (income) during the three months ended March 31, 2024, includes a vendor dispute settlement of $(36.2) million, foreign currency transaction losses of $3.2 million and gains on debt extinguishment of $(5.8) million.

Other expense (income) during the three months ended March 31, 2023, included a non-cash litigation contingency charge of $116.6 million, partially offset by foreign currency transaction gains of $(8.7) million and gains on debt extinguishment of $(65.1) million.

(7)	Reflects amortization expense for certain intangible assets reclassified from depreciation and amortization to rent expense due to the adoption of ASC 842, Leases and deferred rent benefit related to the impairment of right-of-use operating lease assets.
(8)	Merger, acquisition and other costs are excluded as they are non-operating in nature.
(9)	Non-cash or non-recurring expense included in general and administrative: other.

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

On April 22, 2019, a putative stockholder class and derivative complaint, captioned Lao v. Dalian Wanda Group Co., Ltd., et al., C.A. No. 2019-0303-JRS (the “Lao Action”), was filed against certain of the Company’s directors, Wanda, two of Wanda’s affiliates, Silver Lake, and one of Silver Lake’s affiliates in the Delaware Court of Chancery. The Lao Action asserted claims directly, on behalf of a putative class of Company stockholders, and derivatively, on behalf of the Company, for breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty with respect to transactions that the Company entered into with affiliates of Wanda and Silver Lake on September 14, 2018, and the special cash dividend of $1.55 per share of Common Stock that was payable on September 28, 2018 to the Company’s stockholders of record as of September 25, 2018. On June 6, 2022, the parties signed a stipulation of settlement to resolve the Lao Action for $17.4 million (the “Settlement Amount”). Defendants agreed to the settlement and the payment of the Settlement Amount solely to eliminate the burden, expense, and uncertainty of further litigation, and continue to expressly deny any liability or wrongdoing with respect to the matters alleged in the Lao Action. On November 30, 2022, the court issued an order and final judgment approving the settlement and dismissing the action. The order and final judgment included a fee and expense award to plaintiff’s counsel in the amount of $3.4 million to be paid out of the Settlement Amount. On January 6, 2023, the remainder of the Settlement Amount of $14.0 million was paid to the Company. The Company recorded the settlement as a gain in other income during the three months ended March 31, 2023.

On February 20, 2023, two putative stockholder class actions were filed in the Delaware Court of Chancery, captioned Allegheny County Employees’ Retirement System v. AMC Entertainment Holdings, Inc., et al., C.A No. 2023-0215-MTZ (Del. Ch.) (the “Allegheny Action”), and Munoz v Adam M. Aron, et al., C.A. No. 2023-0216-MTZ (Del. Ch.) (the “Munoz Action”) and which have been subsequently consolidated into In re AMC Entertainment Holdings, Inc. Stockholder Litigation C.A. No. 2023-0215-MTZ (Del. Ch.) (the “Shareholder Litigation”). The Allegheny Action asserted a claim for breach of fiduciary duty against certain of the Company’s directors and a claim for breach of 8 Del. C. § 242 against those directors and the Company, arising out of the Company’s creation of the APEs, the Antara Transactions, and the Charter Amendments. The Munoz Action, which was filed by the stockholders who had previously made demands to inspect certain of the Company’s books and records pursuant to 8 Del. C. § 220, asserted a claim for breach of fiduciary duty against the Company’s current directors and former director Lee Wittlinger, arising out of the same conduct challenged in the Allegheny Action. The Allegheny Action sought a declaration that the issuance of the APEs violated 8 Del. C. § 242(b), an order that holders of the Company’s Common Stock be provided with a separate vote from the holders of the APEs on the Charter Amendments or that the APEs be enjoined from voting on the Charter Amendments, and an award of money damages. The Munoz Action sought to enjoin the APEs from voting on the Charter Amendments.

On February 27, 2023, the Delaware Court of Chancery entered a status quo order that allowed the March 14, 2023 vote on the Charter Amendments to proceed, but precluded the Company from implementing the Charter Amendments pending a ruling by the court on the plaintiffs’ then-anticipated preliminary injunction motion (the “Status Quo Order”).

On April 2, 2023, the parties entered into a binding settlement term sheet to settle the Shareholder Litigation, which among other things, provided that the parties would jointly request that the Status Quo Order be lifted. Pursuant to the term sheet, the Company agreed, following and subject to AMC’s completion of the Conversion and Reverse Stock Split, to make a non-cash settlement payment to record holders of Common Stock immediately prior to the Conversion (and after giving effect to the Reverse Stock Split) of one share of Common Stock for every 7.5 shares of Common Stock owned by such record holders. The Company’s obligation to make the Settlement Payment was contingent on the Status Quo Order being lifted and the Company effecting the Charter Amendments. The defendants agreed to the settlement and the payment of the Settlement Payment solely to eliminate the burden, expense, and uncertainty of further litigation, and continue to expressly deny any liability or wrongdoing with respect to the matters alleged in the Shareholder Litigation. On April 3, 2023, the plaintiffs filed an unopposed motion to lift the Status Quo Order, but on April 5, 2023, the court denied the motion to lift the Status Quo Order.

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

On August 11, 2023, the court approved the settlement of the Shareholder Litigation and lifted the Status Quo Order. On August 14, 2023, the Company filed the amendment to its Third Amended and Restated Certificate of Incorporation, effective as of August 24, 2023, which was previously approved by the Company’s stockholders at the special meeting held on March 14, 2023 to implement the Charter Amendments. The Reverse Stock Split occurred on August 24, 2023, the conversion of APEs into Common Stock occurred on August 25, 2023, and the Settlement Payment was made on August 28, 2023. On September 15, 2023, the Court entered an order dismissing the Shareholder Litigation in its entirety and with prejudice. On October 13, 2023, a purported Company stockholder who objected to the settlement of the Shareholder Litigation filed a notice of appeal of the Court’s order approving the settlement. As of January 26, 2024, the appeal was fully briefed before the Delaware Supreme Court and oral arguments on the appeal will be held on May 8, 2024.

In connection with the Shareholder Litigation, the Company recorded a $126.6 million charge to other expense during the three months ended March 31, 2023. The charge was based on an estimated fair value for the Settlement Payment of $116.6 million and estimated legal fees, net of probable insurance recoveries of $10.0 million as of March 31, 2023. The Company made the Settlement Payment on August 28, 2023, and recorded the disbursement to stockholders’ deficit. The final value of the Settlement Payment was $99.3 million.

On August 14, 2023, a putative class action on behalf of APE holders, captioned Simons v. AMC Entertainment Holdings, Inc., C.A. No. 2023-0835-MTZ (the “Simons Action”), was filed against the Company in the Delaware Court of Chancery. The Simons Action asserts claims for a declaratory judgment, injunctive relief, and breach of contract, and alleges that the Settlement Payment in the Shareholder Litigation violates the Certificate of Designations that governed the APEs prior to the conversion of the APEs into Common Stock. On September 12, 2023, the Company filed a motion to dismiss the complaint. On December 26, 2023, plaintiff filed an amended complaint, which added a claim for breach of the implied covenant of good faith and fair dealing. On February 16, 2024, the Company filed a motion to dismiss the amended complaint. The motion to dismiss is scheduled for oral argument on October 2, 2024.

On May 4, 2023, the Company filed a lawsuit in the Superior Court of the State of Delaware against seventeen insurers participating in its directors & officers insurance program, seeking recovery for losses incurred in connection with its defense and settlement of the Shareholder Litigation, including the Settlement Payment. The insurance recovery action is captioned, AMC Entertainment Holdings, Inc. v. XL Specialty Insurance Co., et al., Case No. N23C-05-045 AML CCLD (Del. Super. May 4, 2023) (the “Coverage Action”). In the suit, AMC seeks up to $80 million in coverage under its Executive and Corporate Securities Liability Insurance Policies sold by the defendants, which provide coverage for the policy period of January 1, 2022, through January 1, 2023 (the “Policies”) in excess of a $10 million deductible. The primary insurer in the Coverage Action has paid its full $5 million limit. The remainder of the insurers contest whether they owe coverage for the Settlement Payment, claiming it does not constitute a “Loss” under their insurance policies. AMC may have claims for coverage from additional insurers as well, however, those insurers’ policies contain mandatory arbitration provisions, so they have not been included in the Coverage Action.

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

On December 18, 2023, an action captioned Miller, et al. v. AMC Entertainment Holdings, Inc. et al., C.A. No. 2023-1259-LM (Del. Ch.) (the “Miller Action”), was filed against the Company and two of its officers in the Delaware Court of Chancery. Plaintiffs in the Miller Action seek to inspect certain of the Company’s books and records pursuant to 8 Del. C. § 220 in order to investigate allegations concerning alleged manipulation of the Company’s Common Stock. On February 7, 2024, the parties filed a stipulation dismissing the Company’s two officers from the action. On April 17, 2024, the parties filed a stipulation dismissing the Miller Action with prejudice.

NOTE 12—LOSS PER SHARE

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

Accordingly, all references made to share, per share, unit, per unit, or common share amounts in the accompanying condensed consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the reverse stock split. References made to AMC Preferred Equity Units have been retroactively adjusted to reflect the effect of the reverse stock split on their equivalent Common Stock shares.

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share includes the effects of unvested RSUs with a service condition only and unvested contingently issuable PSUs that have service and performance conditions, if dilutive.

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended
(In millions)	March 31, 2024	March 31, 2023
Numerator:
Net loss for basic and diluted loss per share	$(163.5)	$(235.5)

Denominator (shares in thousands):
Weighted average shares for basic loss per common share	263,411	137,395

Basic and diluted loss per common share	$(0.62)	$(1.71)

Vested RSUs and PSUs have dividend rights identical to the Company’s Common Stock and are treated as outstanding shares for purposes of computing basic and diluted earnings per share.

Unvested RSUs of 271,738 for the three months ended March 31, 2024 were not included in the computation of diluted loss per share because they would be anti-dilutive. Unvested RSUs of 531,957 for the three months ended March 31, 2023 were not included in the computation of diluted loss per share because they would be anti-dilutive.

Unvested PSUs are subject to performance conditions and are included in diluted earnings per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the award agreements if the end of the reporting period were the end of the contingency period. Unvested PSUs of 149,080 for the three months ended March 31, 2024 were not included in the computation of diluted loss per share because they would not be issuable if the end of the reporting period were the end of the contingency period or they would be anti-dilutive. Unvested PSUs of 297,829 at certain performance targets for the three months ended March 31, 2023 were not included in the computation of diluted loss per share because they would not be issuable if the end of the reporting period were the end of the contingency period or they would be anti-dilutive.

NOTE 13—SUBSEQUENT EVENTS

Share Issuance. Through the date of this filing, the Company has received gross proceeds of approximately $103.5 million through its at-the-market offering of approximately 32.0 million shares of its Common Stock and paid fees to the sales agents of approximately $2.6 million.

Termination of Senior Secured Revolving Credit Facility. As of April 19, 2024, and in anticipation of the maturity of the Senior Secured Revolving Credit Facility, the Company has voluntarily terminated the commitments under the Senior Secured Revolving Credit Facility in full and paid off any remaining obligations with respect to the Senior Secured Revolving Credit Facility (the “Revolver Payoff”). Immediately from and after the Revolver Payoff, the financial covenant that required, in certain circumstances, compliance with a certain secured leverage ratio and the related covenant suspension conditions are no longer in effect pursuant to the terms of the Credit Agreement. The termination of the Senior Secured Revolving Credit Facility does not otherwise affect the senior secured term loan facility under the Credit Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10–Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “forecast,” “estimate,” “project,” “intend,” “plan,” “expect,” “should,” “believe” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions and speak only as of the date on which it is made. Examples of forward-looking statements include statements we make regarding future attendance levels, operating revenues and our liquidity. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	the risks and uncertainties relating to the sufficiency of our existing cash and cash equivalents and available borrowing capacity, including following the termination of our senior secured revolving credit facility (“Senior Secured Revolving Credit Facility”), to fund operations, and satisfy obligations including cash outflows for deferred rent and planned capital expenditures currently and through the next twelve months. In order to achieve net positive operating cash flows and long-term profitability, operating revenues will need to increase from current levels to levels in line with pre-COVID-19 operating revenues. However, there remain significant risks that may negatively impact operating revenues and attendance levels, including changes to movie studios release schedules (including as a result of production delays and delays to the release of movies caused by labor stoppages, including but not limited to the Writers Guild of America strike and the Screen Actors Guild-American Federation of Television and Radio Artists strike that occurred during 2023, which has and is expected to negatively impact the box office during the first half of 2024) and direct to streaming or other changing movie studio practices. If we are unable to achieve increased levels of attendance and operating revenues, we will be required to obtain additional liquidity. If such additional liquidity is not obtained or insufficient, we likely would seek an in-court or out-of-court restructuring of our liabilities, and in the event of such future liquidation or bankruptcy proceeding, holders of our Common Stock and other securities would likely suffer a total loss of their investment;

●	changing practices of distributors, which accelerated during the COVID-19 pandemic, including increased use of alternative film delivery methods including premium video on demand, streaming platforms, shrinking exclusive theatrical release windows or release of movies to theatrical exhibition and streaming platforms on the same date, the theatrical release of fewer movies, or transitioning to other forms of entertainment;
●	the impact of changing movie-going behavior of consumers;
●	the risk that the North American and international box office in the near term will not recover sufficiently, resulting in higher cash burn and the need to seek additional financing;
●	risks and uncertainties relating to our significant indebtedness, including our borrowings and our ability to meet our financial maintenance and other covenants;
●	the dilution caused by recent and potential future sales of our Common Stock and future potential share issuances to repay, refinance, redeem or repurchase indebtedness (including expenses, accrued interest and premium, if any);
●	risks relating to motion picture production, promotion, marketing, and performance, including labor stoppages affecting the production, supply and release schedule of theatrical motion picture content, including but not limited to the Writers Guild of America and the Screen Actors Guild – American Federation of Television and Radio Artists strikes during 2023;
●	the seasonality of our revenue and working capital, which are dependent upon the timing of motion picture releases by distributors, such releases being seasonal and resulting in higher attendance and revenues generally during the summer months and holiday seasons, and higher working capital requirements during the other periods such as the first quarter;
●	intense competition in the geographic areas in which we operate among exhibitors, streaming platforms, or from other forms of entertainment;
●	certain covenants in the agreements that govern our indebtedness may limit our ability to take advantage of certain business opportunities and limit or restrict our ability to pay dividends, pre-pay debt, and also to refinance debt and to do so at favorable terms;
●	risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges;
●	general and international economic, political, regulatory, social and financial market conditions, including potential economic recession, inflation, rising interest rates, the financial stability of the banking industry, and other risks that may negatively impact discretionary income and our operating revenues and attendance levels;
●	our lack of control over distributors of films;
●	limitations on the availability of capital or poor financial results may prevent us from deploying strategic initiatives;
●	an issuance of preferred stock could dilute the voting power of the common stockholders and adversely affect the market value of our outstanding Common Stock;
●	limitations on the authorized number of Common Stock shares could in the future prevent us from raising additional capital through Common Stock;
●	our ability to achieve expected synergies, benefits and performance from our strategic initiatives;
●	our ability to refinance our indebtedness on terms favorable to us or at all;

●	our ability to optimize our theatre circuit through new construction, the transformation of our existing theatres, and strategically closing underperforming theatres may be subject to delay and unanticipated costs;
●	failures, unavailability or security breaches of our information systems;
●	our ability to utilize interest expense deductions will be limited annually due to Section 163(j) of the Tax Cuts and Jobs Act of 2017;
●	our ability to recognize interest deduction carryforwards, net operating loss carryforwards and other tax attributes to reduce our future tax liability;
●	our ability to recognize certain international deferred tax assets which currently do not have a valuation allowance recorded;
●	review by antitrust authorities in connection with acquisition opportunities;
●	risks relating to the incurrence of legal liability, including costs associated with the ongoing securities class action lawsuits;
●	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;
●	increased costs in order to comply or resulting from a failure to comply with governmental regulation, including the General Data Protection Regulation (“GDPR”) and all other current and pending privacy and data regulations in the jurisdictions where we have operations;
●	supply chain disruptions may negatively impact our operating results;
●	the availability and/or cost of energy, particularly in Europe;
●	the market price and trading volume of our shares of Common Stock has been and may continue to be volatile, and purchasers of our securities could incur substantial losses;
●	future offerings of debt, which would be senior to our Common Stock for purposes of distributions or upon liquidation, could adversely affect the market price of our Common Stock;
●	the potential for political, social, or economic unrest, terrorism, hostilities, cyber-attacks or war, including the conflict between Russia and Ukraine and other international conflicts;
●	the potential impact of financial and economic sanctions on the regional and global economy, or widespread health emergencies, such as pandemics or epidemics, causing people to avoid our theatres or other public places where large crowds are in attendance;
●	anti-takeover protections in our Third Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and our amended and restated bylaws may discourage or prevent a takeover of our Company, even if an acquisition would be beneficial to our stockholders;
●	the expiration of our current equity incentive plan, which could cause difficulties in retaining and hiring executives and which could cause an adverse impact on cash flow or adverse accounting consequences from alternative forms of compensation; and
●	other risks and uncertainties referenced from time to time in filings with the SEC.

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

Readers are urged to consider these factors carefully in evaluating the forward-looking statements. For further information about these and other risks and uncertainties as well as strategic initiatives, see Item 1A. “Risk Factors” of this Form 10-Q, Item 1. “Business” in our Annual Report on Form 10–K for the year ended December 31, 2023, and our other public filings.

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

Overview

AMC is the world’s largest theatrical exhibition company and an industry leader in innovation and operational excellence. As of March 31, 2024, we operated theatres in 11 countries throughout the U.S. and Europe.

Our theatrical exhibition revenues are generated primarily from box office admissions and food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our customer loyalty programs, rental of theatre auditoriums, income from gift card and exchange ticket sales, theatrical distribution, retail popcorn sales, and online ticketing fees. As of March 31, 2024, we owned, operated or had interests in 895 theatres and 10,005 screens.

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

Movie Screens

The following table provides detail with respect to large screen formats, such as IMAX® and our proprietary Dolby Cinema™, other Premium Large Format (“PLF”) screens, enhanced food and beverage offerings and our premium seating as deployed throughout our circuit:

	U.S. Markets		International Markets		Consolidated
	As of March 31,		As of March 31,		As of March 31,
Format	2024	2023	2024	2023	2024	2023
Number of theatres:
IMAX®	183	185	33	32	216	217
Dolby Cinema™ theatres	162	158	7	7	169	165
In-house PLF	60	57	76	74	136	131
Dine-in	49	48	3	3	52	51
Premium seating	362	364	82	83	444	447
Offering alcohol	382	358	231	236	613	594
Number of screens:
IMAX®	184	186	33	32	217	218
Dolby Cinema™ theatres	162	158	7	7	169	165
In-house PLF	60	57	79	74	139	131
Dine-in	675	667	13	13	688	680
Premium seating	3,589	3,518	554	536	4,143	4,054

Loyalty Programs and Other Marketing

As of March 31, 2024, we had approximately 33 million member households enrolled in AMC Stubs® A-List (“A-List”), AMC Stubs Premiere™ (“Premiere”) and AMC Stubs Insider™ (“Insider”) programs, combined. During the three months ended March 31, 2024, our AMC Stubs® members represented approximately 48.6% of AMC U.S. markets attendance.

We currently have approximately 17 million members in our various International loyalty programs.

See “Item 1. Business” in our 2023 Annual Report on Form 10-K for additional discussion and information of our screens, seating concepts, amenities, loyalty programs and other marketing initiatives.

Holders of Shares

As of March 31, 2024, approximately 2.2 million shares of our Common Stock were directly registered with our transfer agent by 15,094 stockholders. The balance of our outstanding Common Stock was held in “street name” through bank or brokerage accounts.

Critical Accounting Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K. Other than as discussed above, there have been no material changes from critical accounting estimates described in our Form 10-K.

Significant Events—For the Three Months Ended March 31, 2024

Debt for Equity Exchange. During January 2024, we executed a debt for equity exchange transaction. This transaction was treated as an early extinguishment of the debt. In accordance with ASC 470-50-40-3, the reacquisition price of the extinguished debt was determined to be the fair value of the Common Stock exchanged. The below table summarizes the debt for equity exchange that occurred during January 2024:

		Shares of
	Aggregate Principal	Common Stock	Gain on	Accrued Interest
(In millions, except for share data)	Exchanged	Exchanged	Extinguishment	Exchanged
Second Lien Notes due 2026	$17.5	2,541,250	$5.8	$0.1

Vendor Dispute. On January 26, 2024, we executed an agreement to collect $37.5 million as resolution of a dispute with a vendor. The proceeds, net of legal costs, were recorded to other income during the three months ended March 31, 2024. The relationship with the vendor has been restored and remains in good standing.

Significant Events—For the Three Months Ended March 31, 2023

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

Debt Repurchases. The below table summarizes the cash debt repurchase transactions during the three months ended March 31, 2023, including related party transactions with Antara.

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

Share Issuances. During the three months ended March 31, 2023, we raised gross proceeds of approximately $80.3 million and paid fees to a sales agent and incurred other third-party issuance costs of approximately $2.0 million and $7.8 million, respectively, through our at-the-market offering of approximately 4.9 million shares of our AMC Preferred Equity Units. The Company paid $6.8 million of other third-party issuance costs during the three months ended March 31, 2023.

Special Awards. On February 23, 2023, the Compensation Committee approved special awards in lieu of vesting of the 2022 PSU awards. The special awards were accounted for as a modification to the 2022 Tranche Year PSU awards which lowered the Adjusted EBITDA and free cash flow performance targets such that 200% vesting was achieved for both tranches. This modification resulted in the immediate additional vesting of 238,959 Common Stock PSUs and 238,959 AMC Preferred Equity Unit PSUs. This was treated as a Type 3 modification (improbable-to-probable) which required the Company to recognize additional stock compensation expense based on the modification date fair values of the Common Stock PSUs and AMC Preferred Equity Units PSUs of $14.9 million and $5.3 million respectively. During the three months ended March 31, 2023, we recognized $20.2 million of additional stock compensation expense.

Lease Termination. During the three months ended March 31, 2023, we received a $13.0 million buyout incentive from a landlord which provided the landlord the right to terminate the lease of one theatre. The incentive and termination gain resulted in a $16.7 million reduction to rent expense.

Operating Results

The following table sets forth our consolidated revenues, operating costs and expenses:

	Three Months Ended
(In millions)	March 31, 2024	March 31, 2023	% Change
Revenues
Admissions	$530.5	$534.1	(0.7)%
Food and beverage	321.2	328.7	(2.3)%
Other theatre	99.7	91.6	8.8%
Total revenues	951.4	954.4	(0.3)%
Operating Costs and Expenses
Film exhibition costs	239.3	246.2	(2.8)%
Food and beverage costs	63.0	61.4	2.6%
Operating expense, excluding depreciation and amortization below	393.8	383.2	2.8%
Rent	224.5	205.7	9.1%
General and administrative:
Merger, acquisition and other costs	(0.1)	0.2	* %
Other, excluding depreciation and amortization below	57.7	72.3	(20.2)%
Depreciation and amortization	81.6	93.6	(12.8)%
Operating costs and expenses	1,059.8	1,062.6	(0.3)%
Operating loss	(108.4)	(108.2)	0.2%
Other expense:
Other expense (income)	(42.8)	37.8	* %
Interest expense:
Corporate borrowings	91.0	90.7	0.3%
Finance lease obligations	0.9	0.9	—%
Non-cash NCM exhibitor service agreement	9.3	9.5	(2.1)%
Investment income	(5.1)	(13.5)	(62.2)%
Total other expense, net	53.3	125.4	(57.5)%
Net loss before income taxes	(161.7)	(233.6)	(30.8)%
Income tax provision	1.8	1.9	(5.3)%
Net loss	$(163.5)	$(235.5)	(30.6)%

*     Percentage change in excess of 100%

	Three Months Ended
Operating Data:	March 31, 2024	March 31, 2023
Screen acquisitions	1	2
Screen dispositions	45	208
Construction closures, net	(10)	(4)
Average screens (1)	9,703	9,998
Number of screens operated	10,005	10,264
Number of theatres operated	895	920
Screens per theatre	11.2	11.2
Attendance (in thousands) (1)	46,631	47,621
(1)	Includes consolidated theatres only and excludes screens offline due to construction.

Segment Operating Results

The following table sets forth our revenues, operating costs and expenses by reportable segment:

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(In millions)	2024	2023	2024	2023	2024	2023
Revenues
Admissions	$371.6	$384.0	$158.9	$150.1	$530.5	$534.1
Food and beverage	246.3	258.5	74.9	70.2	321.2	328.7
Other theatre	71.2	62.0	28.5	29.6	99.7	91.6
Total revenues	689.1	704.5	262.3	249.9	951.4	954.4
Operating Costs and Expenses
Film exhibition costs	177.1	188.5	62.2	57.7	239.3	246.2
Food and beverage costs	45.0	44.0	18.0	17.4	63.0	61.4
Operating expense	286.8	278.3	107.0	104.9	393.8	383.2
Rent	165.7	150.7	58.8	55.0	224.5	205.7
General and administrative expense:
Merger, acquisition and other costs	(0.1)	0.2	—	—	(0.1)	0.2
Other, excluding depreciation and amortization below	38.6	53.4	19.1	18.9	57.7	72.3
Depreciation and amortization	63.5	74.9	18.1	18.7	81.6	93.6
Operating costs and expenses	776.6	790.0	283.2	272.6	1,059.8	1,062.6
Operating loss	(87.5)	(85.5)	(20.9)	(22.7)	(108.4)	(108.2)
Other expense (income):
Other expense (income)	(8.9)	46.8	(33.9)	(9.0)	(42.8)	37.8
Interest expense:
Corporate borrowings	76.2	76.1	14.8	14.6	91.0	90.7
Finance lease obligations	—	0.1	0.9	0.8	0.9	0.9
Non-cash NCM exhibitor service agreement	9.3	9.5	—	—	9.3	9.5
Investment expense (income)	(4.5)	2.0	(0.6)	(15.5)	(5.1)	(13.5)
Total other expense (income), net	72.1	134.5	(18.8)	(9.1)	53.3	125.4
Net loss before income taxes	(159.6)	(220.0)	(2.1)	(13.6)	(161.7)	(233.6)
Income tax provision	0.6	0.4	1.2	1.5	1.8	1.9
Net loss	$(160.2)	$(220.4)	$(3.3)	$(15.1)	$(163.5)	$(235.5)

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2024	2023	2024	2023	2024	2023
Segment Operating Data:
Screen acquisitions	—	—	1	2	1	2
Screen dispositions	43	116	2	92	45	208
Construction closures, net	(1)	(2)	(9)	(2)	(10)	(4)
Average screens (1)	7,287	7,513	2,416	2,485	9,703	9,998
Number of screens operated	7,325	7,530	2,680	2,734	10,005	10,264
Number of theatres operated	558	578	337	342	895	920
Screens per theatre	13.1	13.0	8.0	8.0	11.2	11.2
Attendance (in thousands) (1)	30,490	32,362	16,141	15,259	46,631	47,621
(1)	Includes consolidated theatres only and excludes screens offline due to construction.

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

During the three months ended March 31, 2024, Adjusted EBITDA in the U.S. markets was $(27.6) million compared to $10.9 million during the three months ended March 31, 2023. The year-over-year decline was primarily driven by a decrease in attendance as a result of the popularity of new film releases, increases in rent expense due to a prior year rent credit for a theatre termination, decreases in legal settlement income, increases in general and administrative expenses and increases in operating expenses related to an increase in expected general liability and workers compensation costs compared to the prior year. These declines were partially offset by increases in average ticket price, increases in food and beverage sales per patron, increases in other revenues and increases in cash distributions from non-consolidated entities.

During the three months ended March 31, 2024, Adjusted EBITDA in the International markets was $(4.0) million compared to $(3.8) million during the three months ended March 31, 2023. The year-over-year decline was primarily driven by a decline in other revenues, increases in rent, increases in operating expenses related to the increase in attendance, general and administrative expenses and increases in foreign currency translation rates. These declines were partially offset by an increase in attendance as a result of the popularity of new film releases, increases in food and beverage sales per patron, increases in legal settlement income and increases in Attributable EBITDA.

During the three months ended March 31, 2024, Adjusted EBITDA in the U.S. markets and International markets was $(31.6) million compared to $7.1 million during the three months ended March 31, 2023, driven by the aforementioned factors impacting Adjusted EBITDA.

The following tables set forth our Adjusted EBITDA by reportable operating segment and our reconciliation of Adjusted EBITDA:

	Three Months Ended
Adjusted EBITDA (In millions)	March 31, 2024	March 31, 2023
U.S. markets	$(27.6)	$10.9
International markets	(4.0)	(3.8)
Total Adjusted EBITDA	$(31.6)	$7.1

	Three Months Ended
(In millions)	March 31, 2024	March 31, 2023
Net loss	$(163.5)	$(235.5)
Plus:
Income tax provision (1)	1.8	1.9
Interest expense	101.2	101.1
Depreciation and amortization	81.6	93.6
Certain operating expense (2)	0.5	1.1
Equity in earnings of non-consolidated entities	(3.7)	(1.4)
Cash distributions from non-consolidated entities (3)	1.3	—
Attributable EBITDA (4)	0.6	0.5
Investment income (5)	(5.1)	(13.5)
Other expense (income) (6)	(38.8)	42.8
Other non-cash rent benefit (7)	(11.7)	(9.6)
General and administrative — unallocated:
Merger, acquisition and other costs (8)	(0.1)	0.2
Stock-based compensation expense (9)	4.3	25.9
Adjusted EBITDA	$(31.6)	$7.1
(1)	For information regarding the income tax provision, see Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q.
(2)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens, including the related accretion of interest, disposition of assets and other non-operating gains or losses included in operating expenses. We have excluded these items as they are non-cash in nature or are non-operating in nature.
(3)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. We believe including cash distributions is an appropriate reflection of the contribution of these investments to our operations.
(4)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of our equity in loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where we hold a significant market share, we believe attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. We also provide services to these theatre operators including information technology systems, certain on-screen advertising services and our gift card and package ticket program.

	Three Months Ended
(In millions)	March 31, 2024	March 31, 2023
Equity in (earnings) of non-consolidated entities	$(3.7)	$(1.4)
Less:
Equity in (earnings) of non-consolidated entities excluding International theatre joint ventures	(3.5)	(1.1)
Equity in earnings of International theatre joint ventures	0.2	0.3
Income tax benefit	—	(0.1)
Investment expense	0.1	0.1
Depreciation and amortization	0.3	0.2
Attributable EBITDA	$0.6	$0.5

(5)	Investment expense (income) during the three months ended March 31, 2024 primarily includes deterioration in estimated fair value of our investment in common shares of Hycroft of $0.5 million, deterioration in estimated fair value of our investment in warrants to purchase common shares of Hycroft of $0.5 million and interest income of $(6.1) million.

Investment expense (income) during the three months ended March 31, 2023 primarily included deterioration in estimated fair value of our investment in common shares of Hycroft of $2.3 million, deterioration in estimated fair value of our investment in warrants to purchase common shares of Hycroft of $2.3 million, a $(15.5) million gain on the sale of our investment in Saudi Cinema Company, LLC, and interest income of $(2.3) million.

(6)	Other expense (income) during the three months ended March 31, 2024 includes a vendor dispute settlement of $(36.2) million, foreign currency transaction losses of $3.2 million and gains on debt extinguishment of $(5.8) million.

Other expense (income) during the three months ended March 31, 2023 included a non-cash litigation contingency reserve charge of $116.6 million, partially offset by income related to foreign currency transaction gains of $(8.7) million and gains on debt extinguishment of $(65.1) million.

(7)	Reflects amortization expense for certain intangible assets reclassified from depreciation and amortization to rent expense due to the adoption of ASC 842, Leases and deferred rent benefit related to the impairment of right-of-use operating lease assets.
(8)	Merger, acquisition and other costs are excluded as they are non-operating in nature.
(9)	Non-cash expense included in general and administrative: other.

Segment Information

Our historical results of operations for the three months ended March 31, 2024 and March 31, 2023, reflect the results of operations for our two theatrical exhibition reportable segments, U.S. markets and International markets.

Results of Operations—For the Three Months ended March 31, 2024, Compared to the Three Months ended March 31, 2023

Condensed Consolidated Results of Operations

Revenues. Total revenues decreased $3.0 million, or 0.3%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Admissions revenues decreased $3.6 million, or 0.7%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to a decrease in attendance of 2.1% from 47.6 million patrons to 46.6 million patrons, partially offset by a 1.4% increase in average ticket price. The decrease in attendance was primarily due to the popularity of film product in U.S. Markets compared to the prior year. The availability and popularity of film product released during the three months ended March 31, 2024, was negatively impacted by the Writers Guild of America and the Screen Actors Guild – American Federation of Television and Radio Artists strikes during 2023. The increase in average ticket price was primarily due to increased ticket prices for all formats, increased attendance at IMAX and other PLF screens and an increase in foreign currency translation rates, partially offset by lower attendance for 3D content.

Food and beverage revenues decreased $7.5 million, or 2.3%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the decrease in attendance and a decrease in food and beverage per patron. Food and beverage per patron decreased 0.1% from $6.90 to $6.89 due primarily to an increase in revenues in International markets as a percentage of consolidated revenues from 21.4% during the three months ended March 31, 2023 to 23.3% during the three months ended March 31, 2024. Food and beverage per patron in International markets is much lower than in our U.S. markets and this change in the mix of revenues resulted in a decline in consolidated food and beverage per patron, partially offset by an increase in foreign currency translation rates.

Total other theatre revenues increased $8.1 million, or 8.8%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to higher income from gift cards and package tickets, higher income from AMC Theatres Perfectly Popcorn and an increase in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses decreased $2.8 million, or 0.3%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Film exhibition costs decreased $6.9 million, or 2.8%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the decrease in attendance and lower film rental terms. As a percentage of admissions revenues, film exhibition costs were 45.1% for the three months ended March 31, 2024, compared to 46.1% for the three months ended March 31, 2023.

Food and beverage costs increased $1.6 million, or 2.6%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in food and beverage costs was primarily due to higher product costs. As a percentage of food and beverage revenues, food and beverage costs were 19.6% for the three months ended March 31, 2024, compared to 18.7% for the three months ended March 31, 2023.

Operating expense increased by $10.6 million, or 2.8%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in operating expense was primarily due to an increase in expected general liability and workers compensation costs compared to the prior year and an increase in foreign currency translation rates. As a percentage of revenues, operating expense was 41.4% for the three months ended March 31, 2024, compared to 40.2% for the three months ended March 31, 2023. Rent expense increased 9.1%, or $18.8 million, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the early termination of one theatre lease for a benefit of $16.7 million in the prior year, which included an early termination payment from the landlord for $13.0 million and an increase in foreign currency translation rates.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $(0.1) million during the three months ended March 31, 2024, compared to $0.2 million during the three months ended March 31, 2023.

Other. Other general and administrative expense decreased $14.6 million, or 20.2%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due primarily to declines in stock-based compensation expense. We recorded $2.1 million of stock-based compensation expense during the three months ended March 31, 2024 compared to $20.2 million during the three months ended March 31, 2023 related to special awards in each year accounted for as a modification to the respective 2023 and 2022 PSU awards which lowered the Adjusted EBITDA and free cash flow performance targets such that 200% vesting was achieved for both tranches in 2023 and 2022, partially offset by increased rent expense, salaries expense and an increase in foreign currency translation rates. See Note 7—Stockholders’ Deficit in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $12.0 million, or 12.8%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2023, partially offset by an increase in foreign currency translation rates.

Other expense (income). Other income of $(42.8) million during the three months ended March 31, 2024 was primarily due to the favorable settlement of a vendor dispute of $36.2 million, a gain on extinguishment of debt of $5.8 million related to the redemption of $17.5 million aggregate principal amount of the Second Lien Notes due 2026 and equity in earnings of non-consolidated entities of $3.7 million, partially offset by foreign currency transaction losses of $3.2 million. Other expense of $37.8 million during the three months ended March 31, 2023 was primarily due to $126.6 million of expense related to a proposed settlement of the Shareholder Litigation comprised of $10 million of estimated legal fees and $116.6 million of non-cash expense for the estimated fair value as of March 31, 2023 of settlement shares proposed to be issued to holders of AMC Class A Common Stock, partially offset by a gain on extinguishment of debt of $62.8 million related to the redemption of $99.4 million aggregate principal amount of the Second Lien Notes due 2026, a gain on extinguishment of debt of $2.3 million related to the redemption of $4.1 million aggregate principal amount of our Senior Subordinated Notes due 2026, a receipt of $14.0 million in settlement of the Lao Action, $8.7 million in foreign currency transaction gains and equity in earnings of non-consolidated entities of $1.4 million. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense increased $0.1 million to $101.2 million for the three months ended March 31, 2024, compared to $101.1 million during the three months ended March 31, 2023, primarily due to an increase in interest rates on the Senior Secured Credit Facility Term Loan Due 2026, partially offset by lower interest expense on the Second Lien Notes due 2026 due to redemptions of principal balances. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $5.1 million for the three months ended March 31, 2024, compared to income of $(13.5) million for the three months ended March 31, 2023. Investment income in the current year includes interest income of $6.1 million, partially offset by $0.5 million of decline in estimated fair value of our investment in common shares of Hycroft and $0.5 million of decline in estimated fair value of our investment in warrants to purchase common shares of Hycroft. Investment income in the prior year includes a gain on sale of our 10.0% interest in Saudi Cinema Company, LLC of $15.5 million and interest income of $2.3 million, partially offset by $2.3 million of decline in estimated fair value of our investment in common shares of Hycroft and $2.3 million of decline in estimated fair value of our investment in warrants to purchase common shares of Hycroft.

Income tax provision. The income tax provision was $1.8 million and $1.9 million for the three months ended March 31, 2024, and March 31, 2023, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $163.5 million and $235.5 million during the three months ended March 31, 2024, and March 31, 2023, respectively. Net loss during the three months ended March 31, 2024 compared to net loss for the three months ended March 31, 2023 was positively impacted by decreases in general and administrative expense, depreciation and amortization expense, increases in other income and decrease in income tax provision, partially offset by the decrease in attendance as a result of the popularity of new film releases compared to the prior year, increases in rent expense, increases in interest expense, decreases in investment income and the increase in foreign currency translation rates.

Theatrical Exhibition—U.S. Markets

Revenues. Total revenues decreased $15.4 million, or 2.2%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Admissions revenues decreased $12.4 million or 3.2%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to a decrease in attendance of 5.8% from 32.4 million patrons to 30.5 million patrons, partially offset by a 2.7% increase in average ticket price. The decrease in attendance was primarily due to the popularity of film product compared to the prior year. The availability and popularity of film product released during the three months ended March 31, 2024, was negatively impacted by the Writers Guild of America and the Screen Actors Guild – American Federation of Television and Radio Artists strikes during 2023. The increase in average ticket price was primarily due to increased ticket prices for all formats and increased attendance at IMAX and other PLF screens, partially offset by lower attendance for 3D content.

Food and beverage revenues decreased $12.2 million, or 4.7%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the decrease in attendance, partially offset by an increase in food and beverage per patron. Food and beverage per patron increased 1.1% from $7.99 to $8.08 due primarily to an increase in average prices, partially offset by lower units purchase per transaction.

Total other theatre revenues increased $9.2 million, or 14.8%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to higher income from gift cards and package tickets and higher income from AMC Theatres Perfectly Popcorn.

Operating costs and expenses. Operating costs and expenses decreased $13.4 million, or 1.7%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Film exhibition costs decreased $11.4 million, or 6.0%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the decrease in attendance and lower film rental terms. As a percentage of admissions revenues, film exhibition costs were 47.7% for the three months ended March 31, 2024, compared to 49.1% for the three months ended March 31, 2023.

Food and beverage costs increased $1.0 million or 2.3%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in food and beverage costs was primarily due to higher product costs. As a percentage of food and beverage revenues, food and beverage costs were 18.3% for the three months ended March 31, 2024, and 17.0% for the three months ended March 31, 2023.

Operating expense increased by $8.5 million, or 3.1%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in operating expense was primarily due to an increase in expected general liability and workers compensation costs compared to the prior year. As a percentage of revenues, operating expense was 41.6% for the three months ended March 31, 2024, compared to 39.5% for the three months ended March 31, 2023. Rent expense increased 10.0%, or $15.0 million, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due primarily to the early termination of one theatre lease for a benefit of $16.7 million in the prior year, which included an early termination payment from the landlord for $13.0 million.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $(0.1) million during the three months ended March 31, 2024, compared to $0.2 million during the three months ended March 31, 2023.

Other. Other general and administrative expense decreased $14.8 million, or 27.7%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due primarily to declines in stock-based compensation expense. We recorded $1.9 million of stock-based compensation expense during the three months ended March 31, 2024 compared to $18.1 million during the three months ended March 31, 2023 related to special awards in each year accounted for as a modification to the respective 2023 and 2022 PSU awards which lowered the Adjusted EBITDA and free cash flow performance targets such that 200% vesting was achieved for both tranches in 2023 and 2022, partially offset by increased rent expense and salaries expense. See Note 7—Stockholders’ Deficit in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $11.4 million, or 15.2%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2023.

Other expense (income). Other income of $(8.9) million during the three months ended March 31, 2024 was primarily due to a gain on extinguishment of debt of $5.8 million related to the redemption of $17.5 million aggregate principal amount of the Second Lien Notes due 2026 and equity in earnings of non-consolidated entities of $3.5 million. Other expense of $46.8 million during the three months ended March 31, 2023 was primarily due to $126.6 million of expense related to a proposed settlement of the Shareholder Litigation comprised of $10.0 million of estimated legal fees and $116.6 million of non-cash expense for the estimated fair value as of March 31, 2023 of settlement shares proposed to be issued to holders of AMC Class A Common Stock, partially offset by a gain on extinguishment of debt of $62.8 million related to the redemption of $99.4 million aggregate principal amount of the Second Lien Notes due 2026, a gain on extinguishment of debt of $2.3 million related to the redemption of $4.1 million aggregate principal amount of our Senior Subordinated Notes due 2026, a receipt of $14.0 million in settlement of the Lao Action and equity in earnings of non-consolidated entities of $0.9 million. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense decreased $0.2 million to $85.5 million for the three months ended March 31, 2024, compared to $85.7 million during the three months ended March 31, 2023, primarily due to lower interest expense on the Second Lien Notes due 2026 due to redemptions of principal balances, partially offset by an increase in interest rates on the Senior Secured Credit Facility Term Loan Due 2026. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about our indebtedness.

Investment expense (income). Investment income was $(4.5) million for the three months ended March 31, 2024, compared to investment expense of $2.0 million for the three months ended March 31, 2023. Investment income in the current year includes interest income of $5.5 million, partially offset by $0.5 million of decline in estimated fair value of our investment in common shares of Hycroft and $0.5 million of decline in estimated fair value of our investment in warrants to purchase common shares of Hycroft. Investment expense in the prior year includes $2.3 million of decline in estimated fair value of our investment in common shares of Hycroft and $2.3 million of decline in estimated fair value of our investment in warrants to purchase common shares of Hycroft, partially offset by interest income of $2.3 million.

Income tax provision. The income tax provision was $0.6 million and $0.4 million for the three months ended March 31, 2024, and March 31, 2023, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $160.2 million and $220.4 million during the three months ended March 31, 2024 and March 31, 2023, respectively. Net loss during the three months ended March 31, 2024 compared to net loss for the three months ended March 31, 2023 was positively impacted by decreases in general and administrative expense, depreciation and amortization expense, increases in other income, decreases in interest expense and increases in investment income and partially offset by the decrease in attendance as a result of the popularity of new film releases compared to the prior year, increases in rent expense and increases in income tax provision.

Theatrical Exhibition—International Markets

Revenues. Total revenues increased $12.4 million, or 5.0%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Admissions revenues increased $8.8 million, or 5.9%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to an increase in attendance of 5.8% from 15.3 million patrons to 16.1 million patrons and an increase in foreign currency translation rates. The increase in attendance was primarily due to the popularity of film product compared to the prior year.

Food and beverage revenues increased $4.7 million, or 6.7%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the increase in attendance and an increase in food and beverage per patron. Food and beverage per patron increased 0.9% from $4.60 to $4.64 due primarily to an increase in foreign currency translation rates.

Total other theatre revenues decreased $1.1 million, or 3.7%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to lower advertising and retail merchandise revenues, partially offset by an increase in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased $10.6 million, or 3.9%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Film exhibition costs increased $4.5 million, or 7.8%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the increase in attendance and higher film rental terms. As a percentage of admissions revenues, film exhibition costs were 39.1% for the three months ended March 31, 2024, compared to 38.4% for the three months ended March 31, 2023.

Food and beverage costs increased $0.6 million, or 3.4%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 24.0% for the three months ended March 31, 2024, compared to 24.8% for the three months ended March 31, 2023.

Operating expense increased by $2.1 million, or 2.0%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in operating expense was primarily due to the increase in attendance and foreign currency translation rates, partially offset by lower utilities expense. As a percentage of revenues, operating expense was 40.8% for the three months ended March 31, 2024, compared to 42.0% for the three months ended March 31, 2023. Rent expense increased 6.9%, or $3.8 million, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due primarily to higher common area maintenance costs and an increase in foreign currency translation rates.

Other. Other general and administrative expense increased $0.2 million, or 1.1%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due primarily to higher payroll costs and an increase in foreign currency translation rates, partially offset by declines in stock-based compensation expense. We recorded $0.2 million of stock-based compensation expense during the three months ended March 31, 2024 compared to $2.1 million during the three months ended March 31, 2023 related to special awards in each year accounted for as a modification to the respective 2023 and 2022 PSU awards which lowered the Adjusted EBITDA and free cash flow performance targets such that 200% vesting was achieved for both tranches in 2023 and 2022, partially offset by increased rent expense, salaries expense and an increase in foreign currency translation rates. See Note 7—Stockholders’ Deficit in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $0.6 million, or 3.2%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to theatre closures and locations impaired in 2023 and lower depreciation expense on theatres impaired during the year ended December 31, 2023, partially offset by an increase in foreign currency translation rates.

Other income. Other income of $33.9 million during the three months ended March 31, 2024 was primarily due to the favorable settlement of a vendor dispute of $36.2 million, equity in earnings of non-consolidated entities of $0.2 million, partially offset by foreign currency transaction losses of $3.2 million. Other income of $9.0 million during the three months ended March 31, 2023 was primarily due to $8.7 million in foreign currency transaction gains and equity in earnings of non-consolidated entities of $0.4 million. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other income.

Interest expense. Interest expense increased $0.3 million to $15.7 million for the three months ended March 31, 2024, compared to $15.4 million during the three months ended March 31, 2023. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $0.6 million for the three months ended March 31, 2024, compared to income of $15.5 million for the three months ended March 31, 2023. Investment income in the current year includes interest income of $0.6 million. Investment income in the prior year includes a gain on sale of our 10.0% interest in Saudi Cinema Company, LLC of $15.5 million

Income tax provision. The income tax provision was $1.2 million and $1.5 million for the three months ended March 31, 2024, and March 31, 2023, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $3.3 million and $15.1 million during the three months ended March 31, 2024, and March 31, 2023, respectively. Net loss during the three months ended March 31, 2024 compared to net loss for the three months ended March 31, 2023 was positively impacted by the increase in attendance as a result of the popularity of new film releases compared to the prior year, decreases in depreciation and amortization expense, increases in other income and decreases in income tax provision, partially offset by, increases in general and administrative expense, increases in rent expense, increases in interest expense, decreases in investment income and the increase in foreign currency translation rates.

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

We had working capital deficit (excluding restricted cash) as of March 31, 2024, and December 31, 2023 of $(626.5) million and $(456.4) million, respectively. As of March 31, 2024 and December 31, 2023, working capital included operating lease liabilities of $508.9 million and $508.8 million, respectively, and deferred revenues of $394.2 million and $421.8 million, respectively.

See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for a further discussion of our Financial Covenants.

As of March 31, 2024, we had cash and cash equivalents of $624.2 million.

We have continued to lower our future interest expense through debt exchanges for equity and enhanced liquidity through equity issuances. See Note 6—Corporate Borrowings and Finance Lease Liabilities, Note 7—Stockholders’ Deficit, and Note 13—Subsequent Events in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information. We expect, from time to time, to continue to seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material and, to the extent equity is used, dilutive.

We believe our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund our operations and satisfy our obligations currently and through the next twelve months. As of March 31, 2024, we were subject to a minimum liquidity requirement of $100.0 million as a condition to the financial covenant suspension period under the Credit Agreement. As of April 19, 2024, and in anticipation of the maturity of the Senior Secured Revolving Credit Facility, we voluntarily terminated the commitments under the Senior Secured Revolving Credit Facility in full and paid off any remaining obligations with respect to the Senior Secured Revolving Credit Facility. The financial covenants and related covenant suspension conditions are no longer in effect pursuant to the terms of the Credit Agreement. The termination of the Senior Secured Revolving Credit Facility does not otherwise affect the senior secured term loan facility under the Credit Agreement. We currently do not expect to replace the Senior Secured Revolving Credit Facility. As of March 31, 2024, we had $9.2 million of letters of credit outstanding under the Senior Secured Revolving Credit Facility. We have entered into a new letter of credit facility in order to continue to provide letters of credit in the ordinary course of business following the termination of the Senior Secured Revolving Credit Facility.

Our current cash burn rates are not sustainable long-term. In order to achieve sustainable net positive operating cash flows and long-term profitability, we believe that operating revenues will need to increase to levels in line with pre-COVID-19 operating revenues. North American box office grosses were down approximately 32% for the three months ended March 31, 2024, compared to the three months ended March 31, 2019. Until such time as we are able to achieve sustainable net positive operating cash flow, it is difficult to estimate our future cash burn rates and liquidity requirements. Depending on our assumptions regarding the timing and ability to achieve levels of operating revenue, the estimates of amounts of required liquidity vary significantly.

There can be no assurance that the operating revenues, attendance levels and other assumptions used to estimate our liquidity requirements and future cash burn rates will be correct, and our ability to be predictive is uncertain due to limited ability to predict studio film release dates, the overall production and theatrical release levels and success of individual titles. Additionally, the effects of labor stoppages, including but not limited to the Writers Guild of America strike and the Screen Actors Guild-American Federation of Television and Radio Artists strike that occurred during 2023, cannot be reasonably estimated and have had and are expected to continue to have a negative impact in 2024 on the film slate for exhibition, the Company’s future liquidity and cash burn rates. Further, there can be no assurances that we will be successful in generating the additional liquidity necessary to meet our obligations beyond twelve months from the issuance of this Quarterly Report on terms acceptable to us or at all.

On March 28, 2024, we entered into a Common Stock equity distribution agreement with certain sales agents to sell shares of Common Stock, from time to time, having an aggregate offering price of $250,000,000, through an at-the-market offering program. The Company intends to use any net proceeds from the sale of Common Stock pursuant to the program to bolster liquidity, to repay, refinance, redeem or repurchase its existing indebtedness (including expenses, accrued interest and premium, if any) and for general corporate purposes. Through the date of this filing, the Company has received gross proceeds of approximately $103.5 million through its at-the-market offering of approximately 32.0 million shares of its Common Stock and paid fees to the sales agents of approximately $2.6 million.

Cash Flows from Operating Activities

Net cash flows used in operating activities, as reflected in the condensed consolidated statements of cash flows, were $188.3 million and $189.9 million during the three months ended March 31, 2024 and March 31, 2023, respectively. The decrease in cash flows used in operating activities was primarily due to reductions in rent repayments that were deferred during the COVID-19 pandemic and a lease termination payment received during the three months ended March 31, 2023, partially offset by the decrease in attendance and increase in working capital used. The increase in working capital used was primarily due to timing of incentive bonus payments which were made during the three months ended March 31, 2024 in the current year and during the three months ended June 30, 2023 in the prior year.

Cash Flows from Investing Activities

Net cash flows used in investing activities, as reflected in the condensed consolidated statements of cash flows, were $50.0 million and $16.6 million during the three months ended March 31, 2024 and March 31, 2023, respectively. Cash outflows from investing activities include capital expenditures of $50.5 million and $47.4 million during the three months ended March 31, 2024, and March 31, 2023, respectively.

During the three months ended March 31, 2023, cash flows used in investing activities included proceeds from the sale of our investment in Saudi Cinema Company, LLC of $30.0 million and proceeds from the disposition of long-term assets of $0.8 million.

We fund the costs of constructing, maintaining, and remodeling our theatres through existing cash balances, cash generated from operations, landlord contributions, or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term non-cancelable operating leases, which may require the developer, who owns the property, to reimburse us for the construction costs. We estimate that our capital expenditures, net of landlord contributions, will be approximately $175 million to $225 million for year ended December 31, 2024, to maintain and enhance operations.

Cash Flows from Financing Activities

Net cash flows (used in) provided by financing activities, as reflected in the condensed consolidated statements of cash flows, were $(9.0) million and $68.9 million during the three months ended March 31, 2024 and March 31, 2023, respectively. Cash flows used in financing activities during the three months ended March 31, 2024, were primarily due to scheduled principal payments under the Term Loan due 2026 and taxes paid for restricted unit withholdings of $2.2 million. See Note 6—Corporate Borrowings and Finance Lease Liabilities condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q for further information, including a summary of principal payments required and maturities of corporate borrowings as of March 31, 2024.

Cash flows provided by financing activities during the three months ended March 31, 2023, were primarily due to equity issuances of $146.6 million, net of issuance costs, partially offset by the repurchase of Second Lien Notes due 2026 for $54.8 million, and taxes paid for restricted unit withholdings of $13.1 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, our financial results are exposed to fluctuations in interest rates and foreign currency exchange rates. In accordance with applicable guidance, we presented a sensitivity analysis showing the potential impact to net income of changes in interest rates and foreign currency exchange rates. For the three months ended March 31, 2024 and March 31, 2023, our analysis utilized a hypothetical 100 basis-point increase or decrease to the average interest rate on our variable rate debt instruments to illustrate the potential impact to interest expense of changes in interest rates and a hypothetical 100 basis-point increase or decrease to market interest rates on our fixed rate debt instruments to illustrate the potential impact to fair value of changes in interest rates.

Similarly, for the same period, our analysis used a uniform and hypothetical 10% increase in foreign currency translation rates to depict the potential impact to net income of changes in foreign exchange rates. These market risk instruments and the potential impacts to the condensed consolidated statements of operations are presented below.

Market risk on variable-rate financial instruments. As of March 31, 2024, and March 31, 2023, we maintained Senior Secured Credit Facilities comprised of a $225.0 million revolving credit facility and $1,900.0 million of Term Loan due 2026. Borrowings under the Credit Agreement (which governs the Senior Secured Credit Facilities) (as amended through the Thirteenth Amendment to Credit Agreement) bear interest at a rate per annum equal to, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the prime rate announced by the Administrative Agent and (c) 1.00% per annum plus Adjusted Term SOFR (as defined below) for a 1-month tenor or (2) Term SOFR plus a credit spread adjustment of 0.11448% per annum, 0.26161% per annum, and 0.42826% per annum for interest periods of one-month, three-months, or six-months or longer, respectively (“Adjusted Term SOFR”) plus (x) in the case of the Senior Secured Term Loans, 2.0% for base rate loans or 3.0% for SOFR loans or (y) in the case of the Senior Secured Revolving Credit Facility, an applicable margin based on the Secured Leverage Ratio (as defined in the Credit Agreement). The rate in effect for the outstanding Senior Secured Term Loan due 2026 was 8.435% per annum at March 31, 2024, and 7.684% per annum at March 31, 2023.

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At March 31, 2024, we had no variable-rate borrowings outstanding under our revolving credit facilities and had an aggregate principal balance of $1,900.0 million outstanding under the Term Loan due 2026. A 100-basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facilities by $4.8 million during the three months ended March 31, 2024.

At March 31, 2023, we had no variable-rate borrowings outstanding under our revolving credit facilities and had an aggregate principal balance of $1,920.0 million outstanding under the Term Loan due 2026. A 100-basis point change in market interest rates would have increased or decreased interest expense on our Senior Secured Term Loan due 2026 by $4.8 million during the three months ended March 31, 2023.

Market risk on fixed-rate financial instruments. Included corporate borrowings as of March 31, 2024, were principal amounts of $950.0 million of our First Lien Notes due 2029, $951.4 million of our Second Lien Notes due 2026, $400.0 million of our Odeon Notes due 2027, $98.3 million of our Notes due 2025, $51.5 million of our Notes due 2026, $125.5 million of our Notes due 2027, and £4.0 million ($5.0 million) of our Sterling Notes due 2024. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $51.6 million and $(49.8) million, respectively, as of March 31, 2024.

Included in corporate borrowings as of March 31, 2023, were principal amounts of $950.0 million of our First Lien Notes due 2029, $1,190.4 million of our Second Lien Notes due 2026, $400.0 million of our Odeon Notes due 2027, $98.3 million of our Notes due 2025, $51.5 million of our Notes due 2026, $125.5 million of our Notes due 2027, and £4.0 million ($4.9 million) of our Sterling Notes due 2024. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $61.9 million and $(59.3) million, respectively, as of March 31, 2023.

Foreign currency exchange rate risk. We are also exposed to market risk arising from changes in foreign currency exchange rates arising from our International markets operations. International markets revenues and operating expenses are transacted in British Pounds, Euros, Swedish Krona, and Norwegian Krone. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If any international subsidiary was to operate in a highly inflationary economy, U.S. GAAP would require that the U.S. dollar be used as the functional currency. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon the functional currencies in the International markets as of March 31, 2024, holding everything else constant, a hypothetical 10% increase in foreign currency translation rates to depict the potential impact to net loss of changes in foreign exchange rates would increase the aggregate net loss of our International theatres for the three months ended March 31, 2024, by approximately $0.3 million. Based upon the functional currencies in the International markets as of March 31, 2023, holding everything else constant, a hypothetical 10% increase in foreign currency translation rates to depict the potential impact to net loss of changes in foreign exchange rates would increase the aggregate net loss of our International theatres for the three months ended March 31, 2023, by approximately $1.5 million.

Our foreign currency translation rates increased by approximately 2.0% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

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

Item 1A. Risk Factors

Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10–K for the year ended December 31, 2023, which sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Except as set forth below, there have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

There has been significant recent dilution and there may continue to be significant additional future dilution of our Common Stock, which could adversely affect the market price of shares of our Common Stock.

From January 1, 2020 through May 8, 2024, the outstanding shares of our Common Stock have increased by 290,379,739 shares (on a Reverse Stock Split adjusted basis) in a combination of at-the-market sales, conversion of Series A Convertible Participating Preferred Stock, shareholder litigation settlement, conversion of Class B common stock, conversion of notes, exchanges of notes, transaction fee payments, and equity grant vesting. On March 14, 2023, the Company held the Special Meeting and obtained the requisite stockholder approval for the Charter Amendments (as defined in the annual report on Form 10-K for the year ended December 31, 2023) and on August 14, 2023 we filed the amendment to our Certificate of Incorporation implementing the Charter Amendments effective as of August 24, 2023. Accordingly, in accordance with the Charter Amendments, we increased the total number of authorized shares of Common Stock from 524,173,073 to 550,000,000 shares of Common Stock and effectuated a reverse stock split at a ratio of one share of Common Stock for every ten shares of Common Stock outstanding. In accordance with the terms of the Certificate of Designations governing the Series A Convertible Participating Preferred Stock, following the effectiveness of the Charter Amendments all outstanding shares of our Series A Convertible Participating Preferred Stock converted into 99,540,642 shares of Common Stock.

As of May 8, 2024, there were 295,587,747 shares of Common Stock issued and outstanding. We expect to issue additional shares of Common Stock to raise cash to bolster our liquidity, to repay, refinance, redeem or refinance indebtedness (including expenses, accrued interest and premium, if any), for working capital, to finance strategic initiatives and future acquisitions or for other purposes. We may also issue preferred equity securities or securities convertible into, or exchangeable for, or that represent the right to receive, shares of Common Stock or acquire interests in other companies, or other assets by using a combination of cash and shares of Common Stock, or just shares of Common Stock. Additionally, vesting of outstanding awards pursuant to our legacy equity compensation program and updated equity compensation programs, if approved results in the issuance of new shares of Common Stock, net of any shares withheld to cover tax withholding obligations upon vesting. Any of these events may dilute significantly the ownership interests of current stockholders, reduce our earnings per share or have an adverse effect on the price of our shares of Common Stock.

The market price and trading volume of our shares of Common Stock have experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Common Stock to incur substantial losses.

The market prices and trading volume of our shares of Common Stock have experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Common Stock to incur substantial losses. For example, during 2023 and 2024 to date, as adjusted for the Reverse Stock Split, the market price of our Common Stock has fluctuated from an intra-day low on the New York Stock Exchange (“NYSE”) of $2.38 per share on April 16, 2024 to an intra-day high on the NYSE of $85.30 on February 28, 2023. The last reported sale price of our Common Stock on the NYSE on May 7, 2024, was $3.19 per share. During 2023 and 2024 to date, daily trading volume ranged from approximately 771,720 to 84,989,600 shares.

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

Extreme fluctuations in the market price of our Common Stock have been accompanied by reports of strong and atypical retail investor interest, including on social media and online forums. The market volatility and trading patterns we have experienced create several risks for investors, including the following:

•	the market prices of our Common Stock have experienced and may continue to experience rapid and substantial increases or decreases unrelated to our operating performance or prospects, or macro or industry fundamentals, and substantial increases may be significantly inconsistent with the risks and uncertainties that we continue to face;
•	factors in the public trading market for our Common Stock may include the sentiment of retail investors (including as may be expressed on financial trading and other social media sites and online forums), the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our Common Stock and any related hedging and other trading factors;
•	our market capitalization, as implied by various trading prices, currently reflects valuations that diverge significantly from those seen prior to recent volatility, and to the extent these valuations reflect trading dynamics unrelated to our financial performance or prospects, purchasers of our Common Stock could incur substantial losses if there are declines in market prices;
•	to the extent volatility in our Common Stock is caused, or may from time to time be caused, as has widely been reported, by a “short squeeze” in which coordinated trading activity causes a spike in the market price of our Common Stock as traders with a short position make market purchases to avoid or to mitigate potential losses, investors purchase at inflated prices unrelated to our financial performance or prospects, and may thereafter suffer substantial losses as prices decline once the level of short-covering purchases has abated; and
•	if the market prices of our Common Stock declines, investors may be unable to resell shares of our Common Stock at or above the price at which their investment was made. Our Common Stock may continue to fluctuate or decline significantly in the future, which may result in substantial losses.

Future increases or decreases in the market of our Common Stock may not coincide in timing with the disclosure of news or developments by or affecting us. Accordingly, the market price of our shares of Common Stock may fluctuate dramatically, and may decline rapidly, regardless of any developments in our business. Overall, there are various factors, many of which are beyond our control, that could negatively affect the market price of our Common Stock or result in fluctuations in the price or trading volume of our Common Stock, including:

•	the impacts resulting from the COVID-19 pandemic;
•	actual or anticipated variations in our annual or quarterly results of operations, including our earnings estimates and whether we meet market expectations with regard to our earnings;
•	restrictions on our ability to pay dividends or other distributions;
•	publication of research reports by analysts or others about us or the motion picture exhibition industry, which may be unfavorable, inaccurate, inconsistent or not disseminated on a regular basis;
•	changes in market interest rates that may cause purchasers of our shares to demand a different yield;
•	changes in market valuations of similar companies;
•	market reaction to any additional equity, debt or other securities that we may issue in the future, and which may or may not dilute the holdings of our existing stockholders;
•	additions or departures of key personnel;
•	actions by institutional or significant stockholders;
•	short interest in our securities and the market response to such short interest;
•	the dramatic increase or decrease in the number of individual holders of our Common Stock and their participation in social media platforms targeted at speculative investing;
•	speculation in the press or investment community about our company or industry;
•	strategic actions by us or our competitors, such as acquisitions or other investments;
•	legislative, administrative, regulatory or other actions affecting our business or our industry, including positions taken by the Internal Revenue Service (“IRS”);
•	strategic actions taken by motion picture studios, such as the shuffling of film release dates;
•	investigations, proceedings, or litigation that involve or affect us;
•	the occurrence of any of the other risk factors included or incorporated by reference in our Annual Report; and
•	general market and economic conditions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as reported under Item 3.02 of in our Current Reports on Form 8-K filed with the SEC on January 2, 2024, which is incorporated by reference into this Quarterly Report on Form 10-Q, there were no sales of unregistered securities during the quarter ended March 31, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

In the first quarter of 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of AMC adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K. Additionally, AMC Entertainment Holdings, Inc. did not adopt or terminate any Rule 10b5-1 trading arrangement during the first quarter of 2024.

Item 6. Exhibits.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1

Fourth Amended and Restated Bylaws of AMC Entertainment Holdings, Inc. effective February 22, 2024 (incorporated by reference from Exhibit 3.2 to the Company’s Annual Report Form 10-K (File No. 1-33892) filed on February 28, 2024).

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

AMC ENTERTAINMENT HOLDINGS, INC.

Date: May 8, 2024	/s/ Adam M. Aron
Adam M. Aron
Chairman of the Board, Chief Executive Officer and President

Date: May 8, 2024	/s/ Sean D. Goodman
Sean D. Goodman
Executive Vice President, International Operations, Chief Financial Officer and Treasurer